Form 10-Q
period 1996-03-30
LANDSTAR SYSTEM INC
filed 1996-05-10
CIK 853816

                              UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C.  20549

                                FORM 10-Q

(Mark One)
[  X  ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934

For the quarterly period ended March 30, 1996

                              or

[     ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934

For the transition period from _________________ to _____________________.

Commission File Number: 0-21238

                             LANDSTAR SYSTEM, INC.
             (Exact name of registrant as specified in its charter)

          Delaware                                       06-1313069
  (State or other jurisdiction                        (I.R.S. Employer
of incorporation or organization)                     Identification No.)

First Shelton Place, 1000 Bridgeport Avenue, Shelton, Connecticut
                 (Address of principal executive offices)

                                   06484-0898
                                   (Zip Code)

                                 (203) 925-2900
             (Registrant's telephone number, including area code)

                                      N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                             Yes  (  X  )      No  (    )

The number of shares of the registrant's Common Stock, par value $.01 per share, outstanding as of the close of business on May 6, 1996 was 12,779,633.

                                    PART I

                            FINANCIAL INFORMATION


                        Item 1.  Financial Statements

     The interim consolidated financial statements contained herein reflect all adjustments (all of a normal, recurring nature) which, in the opinion of management, are necessary for a fair statement of the financial condition, results of operations, cash flows and changes in shareholders' equity for the periods presented. They have been prepared in accordance with Rule 10-01 of Regulation S-X and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the thirteen week period ended March 30, 1996 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 28, 1996.

     These interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's 1995 Annual Report on Form 10-K.




                                    Index


Item 1

Consolidated Balance Sheets as of March 30, 1996
  and December 30, 1995 ........................................ Page 3

Consolidated Statements of Income for the Thirteen Weeks
  Ended March 30, 1996 and April 1, 1995 ....................... Page 4

Consolidated Statements of Cash Flows for the Thirteen Weeks
  Ended March 30, 1996 and April 1, 1995 ....................... Page 5

Consolidated Statement of Changes in Shareholders'
  Equity for the Thirteen Weeks Ended March 30, 1996............ Page 6

Notes to Consolidated Financial Statements...................... Page 7

Item 2

Management's Discussion and Analysis of
  Financial Condition and Results of Operations ................ Page 9

                           LANDSTAR SYSTEM, INC. AND SUBSIDIARY
                              CONSOLIDATED BALANCE SHEETS
                   (Dollars in thousands, except per share amounts)
                                     (Unaudited)

                                                                     March 30,    December 30,
                                                                        1996          1995
                                                                    ----------    ------------
ASSETS
Current assets:
   Cash                                                             $    4,637     $     3,415
   Trade accounts receivable, less allowance of $6,793                 153,896         151,009
      and $6,923
   Other receivables, including advances to independent
      contractors, less allowance of $4,755 and $4,205                  17,180          13,359
   Inventories                                                           2,113           2,292
   Prepaid expenses and other current assets                             8,520           8,501
                                                                    ----------     -----------
                    Total current assets                               186,346         178,576
                                                                    ----------     -----------
Operating property, less accumulated depreciation
   and amortization of $42,410 and $39,796                             111,282         108,052
Goodwill, less accumulated amortization of $5,785 and $5,354            56,618          57,049
Deferred income taxes and other assets                                   9,152           9,402
                                                                    ----------     -----------
Total assets                                                        $  363,398     $   353,079
                                                                    ==========     ===========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Cash overdraft                                                   $    9,339     $    13,449
   Accounts payable                                                     44,740          37,427
   Current maturities of long-term debt                                 28,215          20,668
   Estimated insurance claims                                           25,483          23,654
   Other current liabilities                                            29,412          32,018
                                                                    ----------     -----------
                    Total current liabilities                          137,189         127,216
                                                                    ----------     -----------
Long-term debt, excluding current maturities                            71,362          73,199
Estimated insurance claims                                              23,049          24,031
Other liabilities                                                          211             237

Shareholders' equity:
   Common stock, $.01 par value, authorized 20,000,000
      shares, issued 12,873,674 shares and 12,871,674 shares               129             129
   Additional paid-in capital                                           61,541          61,504
   Retained earnings                                                    71,884          68,730
   Cost of 94,041 shares of common stock in treasury                    (1,967)         (1,967)
                                                                    -----------     -----------
                    Total shareholders' equity                         131,587         128,396
                                                                    -----------     -----------
Total liabilities and shareholders' equity                          $  363,398      $  353,079
                                                                    ===========     ===========
See accompanying notes to consolidated financial statements.

                                          3

                          LANDSTAR SYSTEM, INC. AND SUBSIDIARY
                           CONSOLIDATED STATEMENTS OF INCOME
                  (Dollars in thousands, except per share amounts)
                                     (Unaudited)



                                                                          Thirteen Weeks Ended
                                                                      --------------------------
                                                                        March 30,       April 1,
                                                                          1996           1995
                                                                      -----------    -----------
Revenue                                                               $   295,477    $   295,706

Costs and expenses:
    Purchased transportation                                              200,213        201,024
    Drivers' wages and benefits                                            11,505         11,921
    Fuel and other operating costs                                         17,778         16,907
    Insurance and claims                                                    9,797          9,595
    Commissions to agents and brokers                                      18,767         17,220
    Selling, general and administrative                                    24,070         24,670
    Depreciation and amortization                                           6,014          4,671
                                                                      -----------    -----------
              Total costs and expenses                                    288,144        286,008
                                                                      -----------    -----------

Operating income                                                            7,333          9,698
Interest and debt expense, net                                              1,922          1,528
                                                                      -----------    -----------
Income before income taxes                                                  5,411          8,170
Income taxes                                                                2,257          3,413
                                                                      -----------    -----------
Net income                                                            $     3,154    $     4,757
                                                                      ===========    ===========

Earnings per share                                                    $      0.25    $      0.37
                                                                      ===========    ===========


Average number of common shares outstanding                            12,779,000     12,848,000
                                                                      ===========    ===========

See accompanying notes to consolidated financial statements.

                                          4

                                  LANDSTAR SYSTEM, INC. AND SUBSIDIARY
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (Dollars in thousands)
                                              (Unaudited)

                                                                       Thirteen Weeks Ended
                                                                   ----------------------------
                                                                    March 30,         April 1,
                                                                      1996              1995
                                                                   -----------     -----------
OPERATING ACTIVITIES
     Net income                                                    $    3,154      $    4,757
     Adjustments to reconcile net income to net cash provided
        by operating activities:
          Depreciation and amortization of operating property           5,479           4,282
          Amortization of goodwill and non-competition agreements         535             389
          Non-cash interest charges                                        66              63
          Provisions for losses on trade and other accounts
               receivable                                                 811           1,465
          Gains on sales of operating property                         (1,132)           (219)
          Deferred income taxes, net                                       58             213
          Changes in operating assets and liabilities,
             net of businesses acquired:
                 Increase in trade and other accounts receivable       (7,519)         (1,609)
                 Decrease (increase) in inventories, prepaid
                     expenses and other assets                            182          (1,481)
                 Increase (decrease) in accounts payable and
                     other liabilities                                  4,681          (8,967)
                 Increase in estimated insurance claims                   847           2,535
                                                                   -----------     -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                               7,162           1,428
                                                                   -----------     -----------
INVESTING ACTIVITIES
     Purchases of businesses, net of cash acquired                                    (32,403)
     Purchases of operating property                                   (2,178)         (2,657)
     Proceeds from sales of operating property                          3,260           1,548
                                                                   -----------     -----------
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                        1,082         (33,512)
                                                                   -----------     -----------
FINANCING ACTIVITIES
     Borrowings to finance businesses acquired                                         45,900
     Borrowings under revolving credit facility                         7,000
     Proceeds from exercise of stock options                               37
     Decrease in cash overdraft                                        (4,110)         (2,241)
     Principal payments on long-term debt
         and capital lease obligations                                 (9,949)        (27,614)
                                                                   -----------     -----------
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                       (7,022)         16,045
                                                                   -----------     -----------
Increase (decrease) in cash                                             1,222         (16,039)
Cash at beginning of period                                             3,415          17,755
                                                                   -----------     -----------
Cash at end of period                                              $    4,637      $    1,716
                                                                   ===========     ===========
See accompanying notes to consolidated financial statements.
                                          5

                                  LANDSTAR SYSTEM, INC. AND SUBSIDIARY
                                   CONSOLIDATED STATEMENT OF CHANGES
                                        IN SHAREHOLDERS' EQUITY
                                   Thirteen Weeks Ended March 30, 1996
                                          (Dollars in thousands)
                                                (Unaudited)

                                                                    Treasury Stock
                              Common Stock   Additional                 at Cost
                            ---------------   Paid-In   Retained   ----------------
                             Shares  Amount   Capital   Earnings   Shares   Amount      Total
                            -------  ------  --------  ---------   ------  --------    --------

Balance December 30, 1995  12,871,674  $129  $61,504   $68,730    94,041  $(1,967)     $128,396

Exercise of Stock Options       2,000             37                                         37

Net income                                               3,154                            3,154
                           ----------  ----  -------   -------    ------  --------     --------

Balance March 30, 1996     12,873,674  $129  $61,541   $71,884    94,041  $(1,967)     $131,587
                           ==========  ====  =======   =======    ======  ========     ========
















See accompanying notes to consolidated financial statements.



                                          6

                 LANDSTAR SYSTEM, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)

The consolidated financial statements include the accounts of Landstar System, Inc. and its subsidiary, Landstar System Holdings, Inc., and reflect all adjustments (all of a normal, recurring nature) which are, in the opinion of management, necessary for a fair statement of the results for the periods presented. The preparation of the consolidated financial statements requires the use of management's estimates. Actual results could differ from those estimates. Landstar System, Inc. and its subsidiary are herein referred to as "Landstar".

(1)   Acquisitions

      During the first quarter of 1995, Landstar, through different subsidiaries of Landstar System Holdings, Inc. ("LSHI"), acquired the businesses and net assets of Intermodal Transport Company, a California-based intermodal marketing company, LDS Truck Lines, Inc., a California-based drayage company, and T.L.C. Lines, Inc., a Missouri-based temperature-controlled and long-haul, time sensitive dry van carrier. Also in the 1995 first quarter, Landstar, through another subsidiary of LSHI, acquired all of the outstanding common stock of Express America Freight Systems, Inc., a North Carolina-based air freight and truck expedited service provider.

      The following unaudited pro forma information represents the consolidated results of operations of Landstar and the four acquired businesses as if the acquisitions had occurred at the beginning of the period presented, and gives effect to increased depreciation of operating property, amortization of goodwill and non-competition agreements and increased interest expense, at rates available to Landstar under the acquisition line of its revolving credit facility (in thousands, except per share amounts):

                                                           Thirteen
                                                          Weeks Ended
                                                            April 1,
                                                              1995
                                                           ---------
      Revenue                                              $ 305,306
      Net income                                           $   4,137
      Earnings per share                                   $     .32

      The above pro forma information is not necessarily indicative of the results of operations which actually would have been obtained during such period.

(2)   Income Taxes

      The provisions for income taxes for both the 1996 and 1995 thirteen week periods were based on an estimated combined full year effective income tax rate of approximately 42%, which is higher than the statutory federal income tax rate, primarily as a result of state income taxes, amortization of certain goodwill and the meals and entertainment exclusion.

(3)   Earnings Per Share

      Earnings per share amounts were based on the weighted average number of common shares outstanding.

(4)   Additional Cash Flow Information

      During the 1996 period, Landstar paid income taxes and interest of $1,688,000 and $1,795,000, respectively, and acquired operating property by entering into capital leases in the amount of $8,659,000. During the 1995 period, Landstar paid income taxes and interest of $3,014,000 and $1,570,000, respectively, and acquired operating property by entering into capital leases in the amount of $6,277,000.

(5)   Commitments and Contingencies

      At March 30, 1996, Landstar had commitments for letters of credit outstanding in the amount of $26,939,000, primarily as collateral for estimated insurance claims.

      Landstar is involved in certain claims and pending litigation arising from the normal conduct of business. Based on the knowledge of the facts and, in certain cases, opinions of outside counsel, management believes that adequate provisions have been made for probable losses with respect to the resolution of all claims and pending litigation and that the ultimate outcome, after provisions thereof, will not have a material adverse effect on the financial condition of Landstar, but could have a material effect on the results of operations in a given quarter or year.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the attached interim consolidated financial statements and notes thereto, and with the Company's audited financial statements and notes thereto for the fiscal year ended December 30, 1995 and Management's Discussion and Analysis of Financial Condition and Results of Operations, included in the Annual Report to Shareholders.

                          RESULTS OF OPERATIONS

Introduction

Landstar System, Inc. and its subsidiary, Landstar System Holdings, Inc. ("Landstar" or the "Company"), serve a variety of different market niches through its operating subsidiaries which employ different operating strategies. Four of Landstar's subsidiaries, Landstar Ranger, Inc., Landstar Inway, Inc., Landstar Ligon, Inc. and Landstar Gemini, Inc. (collectively, the "Owner-Operator Companies"), provide truckload transportation services through independent contractors and independent commission sales agents. The nature of the Owner-Operator Companies' business is such that a significant portion of their operating costs vary directly with revenue.

Landstar Poole, Inc.("Poole")and Landstar T.L.C., Inc.("TLC") provide truckload transportation services using both company-owned or leased equipment driven by company-employed drivers, and independent contractors. During the thirteen week period ended March 30, 1996, revenue generated through independent contractors was 36.4% of Poole's total revenue and 60.4% of TLC's total revenue.

During the first quarter of 1996, the operations of Landstar ITCO, Inc. and Landstar Logistics, Inc. ("Logistics")were combined.
As a result, Logistics' operations have been divided into a contract services division and an intermodal services division. The contract services division provides logistics support, single source alternatives, dedicated fleet services, brokerage and other transportation solutions to large customers. The intermodal services division provides intermodal transportation services primarily by arranging for the movement of customers' goods by a combination of rail and truck. Both the railroad and drayage carriers utilized by Logistics are independent contractors.

Landstar Express America, Inc. ("Express") provides air and surface expedited transportation services through independent contractors, including air cargo carriers, and principally utilize independent commission sales agents.

Purchased transportation represents the amount an independent contractor is paid to haul freight and is primarily based on a contractually agreed upon percentage of revenue generated by the haul for the Owner-Operator Companies, TLC and the truck operations of Express. Purchased transportation for Poole is primarily based on a fixed rate per mile. Purchased transportation for the intermodal services division of Logistics and the air freight operations of Express is based on a contractually agreed-upon fixed rate. Purchased transportation as a percentage of revenue for the intermodal services division of Logistics is normally higher than that of Landstar's other transportation companies. Purchased transportation is the largest component of costs and expenses and, on a consolidated basis, increases or decreases in proportion to the revenue generated through independent contractors. Commissions to agents and brokers are primarily based on contractually agreed upon percentages of revenue except for Express and the intermodal services division of Logistics which are primarily based on contractually agreed upon percentages of gross profit. Commissions to agents and brokers as a percentage of consolidated revenue will vary directly with the revenue generated through independent commission sales agents. Both purchased transportation and commissions to agents and brokers generally will also increase or decrease as a percentage of the Company's consolidated revenue if there is a change in the percentage of revenue contributed by the intermodal services division of Logistics or through air cargo carriers or through company-employed drivers.

Drivers' wages and benefits represent the amount Poole and TLC employed drivers are compensated. Drivers are compensated on a cents per mile driven basis. Drivers' wages and benefits as a percentage of consolidated revenue generally will vary only if there is a change in the revenue contribution generated through independent contractors or a change in Poole's or TLC's rate of driver pay or benefit structure.

The Company's intention is to continue its expansion of truckload capacity provided by independent contractors and to convert a portion of its truckload capacity provided by company-owned equipment and company-employed drivers to independent contractors. It is also the Company's intention to favor independent commission sales agent locations over company-owned and operated locations. Historically, the intermodal services division of Logistics, and TLC have principally utilized a company employee sales structure and to a lesser degree independent commission sales agents. During the second quarter of 1995, Management began the process of converting company-owned sales locations to independent commission sales agent locations. Accordingly, purchased transportation and commissions to agents and brokers are anticipated to increase as a percentage of total consolidated revenue and drivers' wages and benefits are anticipated to decline as a percentage of total consolidated revenue over time.

Potential liability associated with accidents in the trucking industry is severe and occurrences are unpredictable. The industry is also subject to substantial workers' compensation expense. A material increase in the frequency or severity of accidents or workers' compensation claims or the unfavorable development of existing claims can be expected to adversely affect Landstar's operating income.

The cost of fuel is the largest component of fuel and other operating costs. Changes in prevailing prices of fuel or increases in fuel taxes can significantly affect Poole's or TLC's operating results.

Employee compensation and benefits account for more than half of the Company's selling, general and administrative expense. Other significant components of selling, general and administrative expense are data processing expense, communications costs, rent expense and allowances for doubtful accounts receivable.

The following table sets forth the percentage relationships of expense items to revenue for the periods indicated:


                                                                    Thirteen Weeks Ended
                                                                   ----------------------
                                                                    March 30,   April 1,
                                                                     1996         1995
                                                                   ----------   ---------
Revenue                                                              100.0%       100.0%

Costs and expenses:
    Purchased transportation                                          67.8%        68.0%
    Drivers' wages and benefits                                        3.9%         4.0%
    Fuel and other operating costs                                     6.0%         5.7%
    Insurance and claims                                               3.3%         3.3%
    Commissions to agents and brokers                                  6.4%         5.8%
    Selling, general and administrative                                8.1%         8.3%
    Depreciation and amortization                                      2.0%         1.6%
                                                                    -------      -------
                  Total costs and expenses                            97.5%        96.7%
                                                                    -------      -------
Operating income                                                       2.5%         3.3%
Interest and debt expense, net                                         0.7%         0.5%
                                                                    -------      -------
Income before income taxes                                             1.8%         2.8%
Income taxes                                                           0.7%         1.2%
                                                                    -------      -------
Net income                                                             1.1%         1.6%
                                                                    =======      =======

THIRTEEN WEEKS ENDED MARCH 30, 1996 COMPARED TO THIRTEEN WEEKS
ENDED APRIL 1, 1995

Revenue for the 1996 thirteen week period was $295,477,000, a decrease of $229,000, or 0.1%, below the 1995 thirteen week period. Revenue from TLC and Express increased $12,812,000 over the prior year primarily due to the inclusion of a full quarter's revenue as these businesses were acquired during the first quarter of 1995. The decrease of $13,041,000, or 4.4%, at the other operating subsidiaries was attributable to a decrease of approximately 5,900,000 revenue miles (volume) to approximately 157,100,000 and a decrease in revenue per revenue mile (price) of approximately 2%. In the 1996 period, revenue generated through independent contractors, including railroads and air cargo carriers, was 88.7% of total consolidated revenue compared with 88.2% in the 1995 period.

Purchased transportation was 67.8% of revenue in 1996 compared with 68.0% in 1995. The decrease in purchased transportation as a percentage of revenue was primarily attributable to decreased intermodal revenue and the increased revenue contribution from TLC. Drivers' wages and benefits were 3.9% of revenue in 1996 compared with 4.0% in 1995. The decrease in drivers' wages and benefits as a percentage of revenue was primarily attributable to an increase in the percentage of revenue generated through independent contractors.

Fuel and other operating costs were 6.0% of revenue in 1996 compared with 5.7% in 1995. The increase in fuel and other operating costs as a percentage of revenue was attributable to both increased net trailer costs which primarily reflected decreased rental income from independent contractors and the effects of the 1995 first quarter acquisition of TLC. Insurance and claims were 3.3% of revenue in 1996 the same as 1995. Commissions to agents and brokers were 6.4% of revenue in 1996 compared with 5.8% in 1995, primarily due to an increased percentage of revenue generated through independent commission sales agents. Selling, general and administrative costs were 8.1% of revenue in 1996 compared with 8.3% of revenue in 1995, primarily due to a lower bonus accrual under the Company's management incentive compensation plan and lower provisions for bad debts in 1996.

Interest and debt expense, net was 0.7% of revenue in 1996 and 0.5% in 1995 primarily attributable to the borrowings incurred as a result of the 1995 first quarter acquisitions.

The provisions for income taxes for both the 1996 and 1995 thirteen week periods were based on an estimated full year combined effective income tax rate of approximately 42%, which is higher than the statutory federal income tax rate primarily as a result of state income taxes, amortization of certain goodwill and the meals and entertainment exclusion.

Net income was $3,154,000, or $.25 per share, in the 1996 period compared with $4,757,000, or $.37 per share, in the 1995 period.

If the 1995 first quarter acquisitions had taken place at the beginning of 1995, net income for the 1995 period would have been $4,137,000, or $.32 per share.

                 CAPITAL RESOURCES AND LIQUIDITY

Shareholders' equity increased to $131,587,000 at March 30, 1996, compared with $128,396,000 at December 30, 1995, primarily reflecting the results of operations for the period. Shareholders' equity declined to 56.9% of total capitalization at March 30, 1996, compared with 57.8% at December 30, 1995, as a result of net borrowings, including capital lease additions, in excess of net income during the 1996 period.

Working capital and the ratio of current assets to current liabilities were $49,157,000 and 1.36 to 1, respectively, at March
30, 1996, compared with $51,360,000 and 1.40 to 1, respectively, at December 30, 1995. Landstar has historically operated with current ratios ranging from approximately 1.0 to 1 to 1.4 to 1. Cash provided by operating activities was $7,162,000 in the 1996 thirteen week period compared with $1,428,000 in the 1995 thirteen week period.
The increase in cash flow provided by operating activities was primarily attributable to the timing of payments. During the 1996 thirteen week period, Landstar purchased $2,178,000 of operating property and acquired $8,659,000 of operating property by entering into capital leases. Landstar plans to acquire approximately
$41,000,000 of operating property during the remainder of fiscal year 1996 either by purchase or by lease financing.

Management believes that cash flow from operations combined with its borrowing capacity under the Amended and Restated Credit Agreement will be adequate to meet Landstar's debt service requirements, fund continued growth, both internal and through acquisitions, and meet working capital needs.

Management does not believe inflation has had a material impact on the results of operations or financial condition of Landstar in the past five years. However, inflation higher than that experienced in the past five years might have an adverse effect on the Company's results of operations.

                            SEASONALITY

Landstar's operations are subject to seasonal trends common to the trucking industry. Results of operations for the quarter ending in March is typically lower than the quarters ending June, September and December due to reduced shipments and higher operating costs in the winter months.

                                          PART II

                                     OTHER INFORMATION

Item 1.  Legal Proceedings

In response to a breach of contract suit filed by Gemini in the Circuit
Court, County of Genesee, in the state of Michigan against Vickie and Kevin Cresson, individually and doing business as V&C Trucking (the "Defendants"), who are former agents and independent contractors of Gemini, have asserted breach of contract and state antitrust law counterclaims against Gemini and other parties, including EnviroSource, Landstar, Ranger and John B. Bowron, a director and executive officer of the Company. Defendants' state antitrust counterclaim relates to the alleged re-awarding, by a Gemini customer, of a purported contract from Gemini to Ranger. Defendants have claimed approximately $7,500,000 in actual damages (subject to trebling) as well as punitive damages.

On April 25, 1996, a pre-trial conference was held by the Court at which time the Court advised the parties that it intends to rule on the parties' cross-motions for summary judgment but was not then prepared to do so.
Following a ruling on the cross-motions, not now anticipated until later this year, the Court indicated further discovery of expert witnesses will be permitted followed by mediation. Trial is now not anticipated until mid to late 1997. The Company believes that it has meritorious defenses to the counter-claims and has and will continue to vigorously contest such counterclaims.

The Company is routinely a party to litigation incidental to its business, primarily involving claims for personal injury and property damage incurred in the transportation of freight. The Company maintains insurance which covers liability amounts in excess of retained liabilities from personal injury and property damages claims.

Item 2.  Changes in Securities

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

         The exhibits listed on the attached Exhibit Index are filed as part of this quarterly report on Form 10-Q.

(b)      Form 8-K

         No reports on Form 8-K were filed by the registrant during the thirteen week period ended March 30, 1996.
                                          14

                              EXHIBIT INDEX

Registrant's Commission File No.: 0-21238

Exhibit No.       Description
- - -----------       -----------

   (11)           Statement re Computation of Per Share Earnings:

        (11.1)* Statement re: Computation of Per Share Earnings for the Thirteen Weeks ended March 30, 1996 and April 1, 1995.


   (27)           Statement re Financial Data Schedule:

        (27  )*   Statement re: Financial Data Schedule


__________________
* Filed herewith

                                     SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          LANDSTAR SYSTEM, INC.



Date:     May 10, 1996                    Henry H. Gerkens
                                          ----------------------------
                                          Henry H. Gerkens
                                          Executive Vice President &
                                          Chief Financial Officer;
                                          Principal Financial Officer



Date:     May 10, 1996                    Robert C. LaRose
                                          ---------------------------
                                          Robert C. LaRose
                                          Vice President Finance & Treasurer
                                          Principal Accounting Officer