Form 10-Q
period 1996-06-29
LANDSTAR SYSTEM INC
filed 1996-08-09
CIK 853816

                              UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C.  20549

                                FORM 10-Q

(Mark One)
[  X  ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934

For the quarterly period ended June 29, 1996

                              or

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

                                             Yes  (  X  )      No  (    )

The number of shares of the registrant's Common Stock, par value $.01 per share, outstanding as of the close of business on August 7, 1996 was 12,787,833.

                                    PART I

                            FINANCIAL INFORMATION


                        Item 1.  Financial Statements

     The interim consolidated financial statements contained herein reflect all adjustments (all of a normal, recurring nature) which, in the opinion of management, are necessary for a fair statement of the financial condition, results of operations, cash flows and changes in shareholders' equity for the periods presented. They have been prepared in accordance with Rule 10-01 of Regulation S-X and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the thirteen and twenty-six weeks ended June 29, 1996 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 28, 1996.

     These interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's 1995 Annual Report on Form 10-K.


                                    Index


Item 1

Consolidated Balance Sheets as of June 29, 1996
  and December 30, 1995 ........................................ Page 3

Consolidated Statements of Income for the Twenty-Six and
  Thirteen Weeks Ended June 29, 1996 and July 1, 1995 .......... Page 4

Consolidated Statements of Cash Flows for the Twenty-Six Weeks
  Ended June 29, 1996 and July 1, 1995 ......................... Page 5

Consolidated Statement of Changes in Shareholders'
  Equity for the Twenty-Six Weeks Ended June 29, 1996........... Page 6

Notes to Consolidated Financial Statements...................... Page 7

Item 2

Management's Discussion and Analysis of
  Financial Condition and Results of Operations ................ Page 9

                          LANDSTAR SYSTEM, INC. AND SUBSIDIARY
                              CONSOLIDATED BALANCE SHEETS
                   (Dollars in thousands, except per share amounts)
                                     (Unaudited)

                                                                    June 29,      December 30,
                                                                      1996             1995
                                                                   ----------     -----------
ASSETS
Current assets:
   Cash                                                            $    3,503     $     3,415
   Trade accounts receivable, less allowance of $6,132                174,300         151,009
      and $6,923
   Other receivables, including advances to independent
      contractors, less allowance of $5,316 and $4,205                 11,739          13,359
   Inventories                                                          2,119           2,292
   Prepaid expenses and other current assets                           12,586           8,501
                                                                   ----------     -----------
                    Total current assets                              204,247         178,576
                                                                   ----------     -----------
Operating property, less accumulated depreciation
   and amortization of $47,984 and $39,796                            111,977         108,052
Goodwill, less accumulated amortization of $6,219 and $5,354           56,184          57,049
Deferred income taxes and other assets                                  9,269           9,402
                                                                   ----------     -----------
Total assets                                                       $  381,677     $   353,079
                                                                   ==========     ===========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Cash overdraft                                                  $   12,588     $    13,449
   Accounts payable                                                    43,809          37,427
   Current maturities of long-term debt                                39,236          20,668
   Estimated insurance claims                                          22,241          23,654
   Other current liabilities                                           26,043          32,018
                                                                   ----------     -----------
                    Total current liabilities                         143,917         127,216
                                                                   ----------     -----------
Long-term debt, excluding current maturities                           73,709          73,199
Estimated insurance claims                                             25,092          24,031
Other liabilities                                                         178             237

Shareholders' equity:
   Common stock, $.01 par value, authorized 20,000,000
      shares, issued 12,881,874 shares and 12,871,674 shares              129             129
   Additional paid-in capital                                          61,721          61,504
   Retained earnings                                                   78,898          68,730
   Cost of 94,041 shares of common stock in treasury                   (1,967)         (1,967)
                                                                   ----------     -----------
                    Total shareholders' equity                        138,781         128,396
                                                                   ----------     -----------
Total liabilities and shareholders' equity                         $  381,677     $   353,079
                                                                   ==========     ===========

See accompanying notes to consolidated financial statements.

                                          3

                          LANDSTAR SYSTEM, INC. AND SUBSIDIARY
                           CONSOLIDATED STATEMENTS OF INCOME
                    (Dollars in thousands, except per share amounts)
                                     (Unaudited)



                                         Twenty-Six Weeks Ended        Thirteen Weeks Ended
                                       -------------------------     -----------------------
                                         June 29,       July 1,        June 29,      July 1,
                                           1996          1995            1996         1995
                                       -----------    ----------     ----------   ----------
Revenue                                $   624,589    $  603,854     $  329,112   $  308,148
Costs and expenses:
    Purchased transportation               425,229       407,490        225,016      206,466
    Drivers' wages and benefits             22,730        24,149         11,225       12,228
    Fuel and other operating costs          37,292        33,479         19,514       16,572
    Insurance and claims                    17,756        19,428          7,959        9,833
    Commissions to agents and brokers       40,661        35,506         21,894       18,286
    Selling, general and administrative     47,269        48,945         23,199       24,275
    Depreciation and amortization           12,201         9,807          6,187        5,136
                                        ----------    ----------     ----------   ----------
         Total costs and expenses          603,138       578,804        314,994      292,796
                                        ----------    ----------     ----------   ----------
Operating income                            21,451        25,050         14,118       15,352
Interest and debt expense, net               3,973         3,670          2,051        2,142
                                        ----------    ----------     ----------   ----------
Income before income taxes                  17,478        21,380         12,067       13,210
Income taxes                                 7,310         8,803          5,053        5,390
                                        ----------    ----------     ----------   ----------
Net income                              $   10,168    $   12,577     $    7,014   $    7,820
                                        ==========    ==========     ==========   ==========
Earnings per share                      $     0.80    $     0.98     $     0.55   $     0.61
                                        ==========    ==========     ==========   ==========
Average number of common
  shares outstanding                    12,781,000    12,836,000     12,783,000   12,824,000
                                        ==========    ==========     ==========   ==========

See accompanying notes to consolidated financial statements.

                                          4

                                  LANDSTAR SYSTEM, INC. AND SUBSIDIARY
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (Dollars in thousands)
                                              (Unaudited)

                                                                      Twenty-Six Weeks Ended
                                                                   ---------------------------
                                                                     June 29,          July 1,
                                                                      1996              1995
                                                                   ----------      -----------
OPERATING ACTIVITIES
     Net income                                                    $  10,168       $   12,577
     Adjustments to reconcile net income to net cash used
        by operating activities:
          Depreciation and amortization of operating property         11,113            8,896
          Amortization of goodwill and non-competition agreements      1,088              911
          Non-cash interest charges                                      132              125
          Provisions for losses on trade and other accounts
               receivable                                              1,361            1,675
          Gains on sales of operating property                        (1,183)            (435)
          Deferred income taxes, net                                    (176)           1,073
          Changes in operating assets and liabilities,
             net of businesses acquired:
                 Increase in trade and other accounts receivable     (23,032)          (6,841)
                 Increase inventories, prepaid expenses and
                    other assets                                      (3,958)          (1,740)
                 Increase (decrease) in accounts payable and
                     other liabilities                                   348          (19,903)
                 Increase (decrease) in estimated insurance claims      (352)           3,140
                                                                  -----------      -----------
NET CASH USED BY OPERATING ACTIVITIES                                 (4,491)            (522)
                                                                  -----------      -----------
INVESTING ACTIVITIES
     Purchases of businesses, net of cash acquired                                    (32,373)
     Purchases of operating property                                  (4,774)          (4,126)
     Proceeds from sales of operating property                         4,616            2,623
                                                                  -----------      -----------
NET CASH USED BY INVESTING ACTIVITIES                                   (158)         (33,876)
                                                                  -----------      -----------
FINANCING ACTIVITIES
     Borrowings to finance businesses acquired                                         45,900
     Borrowings under revolving credit facility                       16,000           10,000
     Proceeds from exercise of stock options and
       related income tax benefit                                        217
     Increase (decrease) in cash overdraft                              (861)             543
     Purchases of Common Stock                                                         (1,727)
     Principal payments on long-term debt and capital lease
        obligations                                                  (10,619)         (32,416)
                                                                  -----------      -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                              4,737           22,300
                                                                  -----------      -----------
Increase (decrease) in cash                                               88          (12,098)
Cash at beginning of period                                            3,415           17,755
                                                                  -----------      -----------
Cash at end of period                                             $    3,503       $    5,657
                                                                  ===========      ===========
See accompanying notes to consolidated financial statements.
                                          5

                                  LANDSTAR SYSTEM, INC. AND SUBSIDIARY
                                   CONSOLIDATED STATEMENT OF CHANGES
                                        IN SHAREHOLDERS' EQUITY
                                   Twenty-Six Weeks Ended June 29, 1996
                                          (Dollars in thousands)
                                                (Unaudited)

                                                                      Treasury Stock
                               Common Stock    Additional                at Cost
                             ----------------   Paid-In   Retained  -----------------
                              Shares   Amount   Capital   Earnings   Shares   Amount    Total
                             --------  ------  --------- ---------- -------- -------- -------

Balance December 30, 1995  12,871,674 $   129  $  61,504   $ 68,730   94,041 $(1,967) $128,396

Exercise of stock options
  and related income tax
   benefit                     10,200                217                                   217

Net income                                                   10,168                     10,168
                           ---------- -------  ---------   --------   ------ -------- --------

Balance June 29, 1996      12,881,874 $   129  $  61,721   $ 78,898   94,041 $(1,967) $138,781
                           ========== =======  =========   ========   ====== ======== ========
















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

                                                  Twenty-Six
                                                  Weeks Ended
                                                    July 1,
                                                     1995
                                                  ----------
      Revenue                                     $  613,454
      Net income                                  $   11,957
      Earnings per share                          $      .93

      The above pro forma information is not necessarily indicative of the results of operations which actually would have been obtained during such period.
                                          7

(2)   Income Taxes

      The provisions for income taxes for the 1996 and 1995 twenty-six week periods were based on estimated combined full year effective income tax rates of approximately 42% and 41%, respectively, which are higher than the statutory federal income tax rate, primarily as a result of state income taxes, amortization of certain goodwill and the meals and entertainment exclusion.

(3)   Earnings Per Share

      Earnings per share amounts were based on the weighted average number of common shares outstanding.

(4)   Additional Cash Flow Information

      During the 1996 period, Landstar paid income taxes and interest of $10,430,000 and $3,523,000, respectively, and acquired operating property by entering into capital leases in the amount of $13,697,000. During the 1995 period, Landstar paid income taxes and interest of $13,060,000 and $3,563,000, respectively, and acquired operating property by entering into capital leases in the amount of $15,964,000.

(5)   Commitments and Contingencies

      At June 29, 1996, Landstar had commitments for letters of credit outstanding in the amount of $22,939,000, primarily as collateral for estimated insurance claims.

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

(6)   Subsequent Event

      On July 1, 1996, Landstar announced it would close all but one of the Landstar Poole, Inc. terminals, including those that function as Landstar Centers, effective August 1, 1996. A provision for the cost of closing the facilities in the amount $347,000 was recorded in the 1996 thirteen week period. This charge, after related income tax benefits of $145,000, reduced earnings per share by $.02 in the 1996 thirteen and twenty-six week periods.

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

Landstar Poole, Inc.("Poole")and Landstar T.L.C., Inc.("TLC") provide truckload transportation services using both company-owned or leased equipment driven by company-employed drivers, and independent contractors. During the twenty-six week period ended June 29, 1996, revenue generated through independent contractors was 39.3% of Poole's total revenue and 61.7% of TLC's total revenue.

During the first quarter of 1996, the operations of Landstar ITCO, Inc. and Landstar Logistics, Inc. ("Logistics") were combined.
As a result, Logistics' operations have been divided into a contract services division and an intermodal services division. The contract services division provides logistics support, single source alternatives, dedicated fleet services, brokerage and other transportation solutions to large customers. The intermodal services division provides intermodal transportation services primarily by arranging for the movement of customers' goods by a combination of rail and truck. Both the railroad and drayage carriers utilized by Logistics are independent contractors.

Landstar Express America, Inc. ("Express") provides air and surface expedited transportation services through independent contractors, including air cargo carriers, and principally utilizes independent commission sales agents.
                                           9

Purchased transportation represents the amount an independent contractor is paid to haul freight and is primarily based on a contractually agreed upon percentage of revenue generated by the haul for the Owner-
Operator Companies, TLC and the truck operations of Express. Purchased transportation for Poole is primarily based on a fixed rate per mile.
Purchased transportation for the intermodal services division of Logistics and the air freight operations of Express is based on a contractually agreed-upon fixed rate. Purchased transportation as a percentage of revenue for the intermodal services division of Logistics is normally higher than that of Landstar's other transportation companies. Purchased transportation is the largest component of costs and expenses and, on a consolidated basis, increases or decreases in proportion to the revenue generated through independent contractors. Commissions to agents and brokers are primarily based on contractually agreed upon percentages of revenue or contractually agreed upon percentages of gross profit. Commissions to agents and brokers as a percentage of consolidated revenue will vary directly with the revenue generated through independent commission sales agents. Both purchased transportation and commissions to agents and brokers generally will also increase or decrease as a percentage of the Company's consolidated revenue if there is a change in the percentage of revenue contributed by the intermodal services division of Logistics or through air cargo carriers or through company-employed drivers.

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

The Company's intention is to continue its expansion of truckload capacity provided by independent contractors and to reduce its truckload capacity provided by company-owned equipment and company-employed drivers. It is also the Company's intention to favor independent commission sales agent locations over company-owned and operated locations. Historically, the intermodal services division of Logistics, and TLC have principally utilized a company employee sales structure and to a lesser degree, independent commission sales agents. During the second quarter of 1995, Management began the process of converting company-owned sales locations to independent commission sales agent locations. Accordingly, purchased transportation and commissions to agents and brokers are anticipated to increase as a percentage of total consolidated revenue and drivers' wages and benefits are anticipated to decline as a percentage of total consolidated revenue over time.


                                         10

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

The cost of fuel is the largest component of fuel and other operating costs. Changes in prevailing prices of fuel or increases in fuel taxes can significantly affect Poole's or TLC's operating results. Also included in fuel and other operating costs are costs of equipment maintenance paid to third parties and the operating costs of Poole and TLC terminals. On July 1, 1996, Landstar announced it would close all but one of the Landstar Poole terminals, including those that function as Landstar Centers, effective August 1, 1996. The closings are part of Landstar's strategy to reduce the fixed cost elements of Landstar Poole.

Employee compensation and benefits account for more than half of the Company's selling, general and administrative expense. Other significant components of selling, general and administrative expense are data processing expense, communications costs and rent expense.

The following table sets forth the percentage relationships of expense items to revenue for the periods indicated:

                                         Twenty-Six Weeks Ended     Thirteen Weeks Ended
                                        ------------------------   -----------------------
                                         June 29,       July 1,     June 29,     July 1,
                                          1996           1995         1996        1995
                                        ---------     ----------   ----------   ----------
Revenue                                   100.0%        100.0%        100.0%       100.0%

Costs and expenses:
    Purchased transportation               68.1%         67.5%         68.4%        67.0%
    Drivers' wages and benefits             3.6%          4.0%          3.4%         4.0%
    Fuel and other operating costs          6.0%          5.5%          5.9%         5.4%
    Insurance and claims                    2.8%          3.2%          2.4%         3.2%
    Commissions to agents and brokers       6.5%          5.9%          6.7%         5.9%
    Selling, general and administrative     7.6%          8.1%          7.0%         7.9%
    Depreciation and amortization           2.0%          1.6%          1.9%         1.6%
                                          -------       -------       -------      -------
            Total costs and expenses       96.6%         95.8%         95.7%        95.0%
                                          -------       -------       -------      -------
Operating income                            3.4%          4.2%          4.3%         5.0%
Interest and debt expense, net              0.6%          0.6%          0.6%         0.7%
                                          -------       -------       -------      -------
Income before income taxes                  2.8%          3.6%          3.7%         4.3%
Income taxes                                1.2%          1.5%          1.6%         1.8%
                                          -------       -------       -------      -------
Net income                                  1.6%          2.1%          2.1%         2.5%
                                          =======       =======       =======      =======

                                         11

TWENTY-SIX WEEKS ENDED JUNE 29, 1996 COMPARED TO TWENTY-SIX WEEKS
ENDED JULY 1, 1995

Revenue for the 1996 twenty-six week period was $624,589,000, an increase of $20,735,000, or 3.4%, over the 1995 twenty-six week period entirely due to the inclusion of the revenue of the businesses acquired during the first quarter of 1995 for the full twenty-six weeks in 1996. Revenue from the Owner-Operator Companies and Poole decreased $1,599,000 which was attributable to a decrease of approximately 840,000 revenue miles (volume) to approximately 326,900,000 and a decrease in revenue per revenue mile (price) of less than 1%. In the 1996 period, revenue generated through independent contractors, including railroads and air cargo carriers, was 89.2% of total consolidated revenue compared with 88.2% in the 1995 period.

Purchased transportation was 68.1% of revenue in 1996 compared with 67.5% in 1995. Drivers' wages and benefits were 3.6% of revenue in 1996 compared with 4.0% in 1995. The increase in purchased transportation and decrease in drivers' wages and benefits as a percentage of revenue was primarily attributable to an increase in the percentage of revenue generated through independent contractors.

Fuel and other operating costs were 6.0% of revenue in 1996 compared with 5.5% in 1995. The increase in fuel and other operating costs as a percentage of revenue was attributable to the effects of the 1995 first quarter acquisition of TLC, increased net trailer costs, which primarily reflected decreased rental income from independent contractors for trailers, increased provision for contractor bad debts and a $347,000 charge to record certain costs associated with closing the Poole and Landstar Center terminals. Insurance and claims were 2.8% of revenue in 1996 compared with 3.2% in 1995. The favorable variance to prior year was due to lower third party premiums and favorable development of prior years' claims. Commissions to agents and brokers were 6.5% of revenue in 1996 compared with 5.9% in 1995, primarily due to an increased percentage of revenue generated through independent commission sales agents. Selling, general and administrative costs were 7.6% of revenue in 1996 compared with 8.1% of revenue in 1995, primarily due to a lower bonus accrual under the Company's management incentive compensation plan and a lower provision for customer bad debts.

Depreciation and amortization was 2.0% of revenue in 1996 compared with 1.6% in 1995, primarily due to increased depreciation of company tractors.
Although the number of company-owned or leased tractors has decreased compared to the 1995 period, depreciation increased as a percentage of revenue as a result of the modernization of the company-owned or leased fleet.

Interest and debt expense, net was 0.6% of revenue both in 1996 and in 1995.

The provisions for income taxes for the 1996 and 1995 twenty-six week periods were based on estimated full year combined effective income tax rates of approximately 42% and 41%, respectively, which are higher than the statutory federal income tax rate primarily as a result of state income taxes, amortization of certain goodwill and the meals and entertainment exclusion.

Net income was $10,168,000, or $0.80 per share, in the 1996 period, compared with $12,577,000, or $0.98 per share, in the 1995 period. If the 1995 first quarter acquisitions had taken place at the beginning of 1995, net income for the 1995 period would have been $11,957,000, or $0.93 per share.

THIRTEEN WEEKS ENDED JUNE 29, 1996 COMPARED TO THIRTEEN WEEKS
ENDED JULY 1, 1995

Revenue for the 1996 thirteen week period was $329,112,000, an increase of $20,964,000, or 6.8%, over the 1995 thirteen week period. The increase was primarily attributable to an increase in revenue miles of approximately 16,200,000 to 202,800,000 and an increase in revenue per revenue mile of approximately 1%, at the Owner-Operator Companies, Poole and TLC. In the 1996 period, revenue generated through independent contractors, including railroads and air cargo carriers, was 89.7% of total consolidated revenue compared with 88.1% in the 1995 period.

Purchased transportation was 68.4% of revenue in 1996 compared with 67.0% in 1995. Drivers' wages and benefits were 3.4% of revenue in 1996 compared with 4.0% in 1995. The increase in purchased transportation and decrease in drivers' wages and benefits as a percentage of revenue was primarily attributable to an increase in the percentage of revenue generated through independent contractors.

Fuel and other operating costs were 5.9% of revenue in 1996 compared with 5.4% in 1995. The increase in fuel and other operating costs as a percentage of revenue was attributable to increased net trailer costs, which primarily reflected decreased rental income from independent contractors for trailers, increased fuel costs, increased provision for contractor bad debts and the costs associated with closing the Poole and Landstar Center terminals. Insurance and claims were 2.4% of revenue in 1996 compared with 3.2% in 1995. The favorable variance to prior year was primarily attributable to lower third party premiums and favorable development of prior years' claims. Commissions to agents and brokers were 6.7% of revenue in 1996 compare with 5.9% in 1995, primarily due to an increased percentage of revenue generated through independent commission sales agents. Selling, general and administrative costs were 7.0% of revenue in 1996 compared with 7.9% of revenue in 1995, primarily due to a lower bonus accrual under the Company's management incentive compensation plan and a lower provision for customer bad debts in 1996.

Depreciation and amortization was 1.9% of revenue in 1996 compared with 1.6% in 1995, primarily due to increased depreciation of company-owned or leased tractors.

Interest and debt expense, net was 0.6% of revenue in 1996 and 0.7% in 1995 primarily attributable to lower average borrowings outstanding under the senior credit facility during the 1996 period.
                                         13

The provisions for income taxes for the 1996 and 1995 thirteen week periods were based on estimated full year combined effective income tax rates of approximately 42% and 41%, respectively, which are higher than the statutory federal income tax rate primarily as a result of state income taxes, amortization of certain goodwill and the meals and entertainment exclusion.

Net income was $7,014,000, or $0.55 per share, in the 1996 period compared with $7,820,000, or $0.61 per share, in the 1995 period.

                 CAPITAL RESOURCES AND LIQUIDITY

Shareholders' equity increased to $138,781,000 at June 29, 1996, compared with $128,396,000 at December 30, 1995, reflecting the results of operations for the period. Shareholders' equity declined to 55.1% of total capitalization at June 29, 1996, compared with 57.8% at December 30, 1995, as a result of net borrowings, including capital lease additions, in excess of net income during the 1996 period.

Working capital and the ratio of current assets to current liabilities were $60,330,000 and 1.42 to 1, respectively, at June
29, 1996, compared with $51,360,000 and 1.40 to 1, respectively, at December 30, 1995. Landstar has historically operated with current ratios ranging from approximately 1.0 to 1 to 1.4 to 1. Cash used by operating activities was $4,491,000 in the 1996 twenty-six week period compared with $522,000 in the 1995 twenty-six week period.
The increase in cash flow used by operating activities was primarily attributable to reduced earnings and the timing of cash collections and payments. During the 1996 twenty-six week period, Landstar purchased $4,774,000 of operating property and acquired $13,697,000 of operating property by entering into capital leases. Landstar plans to acquire approximately $18,000,000 of operating property during the remainder of fiscal year 1996 either by purchase or by lease financing.

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

                            SEASONALITY

Landstar's operations are subject to seasonal trends common to the trucking industry. Results of operations for the quarter ending in March is typically lower than the quarters ending June, September and December due to reduced shipments and higher operating costs in the winter months.
                                         14






                                          PART II

                                     OTHER INFORMATION

Item 1.  Legal Proceedings

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

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

On April 18, 1996, Landstar System, Inc. (the "Company") held its
Annual Meeting of Shareholders (the "Meeting") at the Trumbull
Marriott, 180 Hawley Lane, Trumbull, Connecticut 06611. The matters voted upon at the Meeting included (i) the election of two Class III directors for terms to expire at the 1999 Annual Meeting of Shareholders and (ii) the ratification of appointment of KPMG Peat Marwick LLP as the Company's independent auditors for fiscal year 1996.

Pursuant to the Company's Restated Certificate of Incorporation, the
Board of Directors has fixed the number of directors at six: two ClassI directors whose members' terms will expire at the 1997 Annual Meeting of Shareholders; two Class II directors whose members' terms will expire at the 1998 Annual Meeting of Shareholders; and two Class III directors whose members' terms will expire at the 1999 Annual Meeting of Shareholders. With respect to the election of the two Class III directors, nominee David G. Bannister and nominee Jeffrey C. Crowe were elected to the Board of Directors of the Company. Mr. Bannister received 10,769,496 votes for election to the Board and 22,843 votes were withheld. Mr. Crowe received 10,678,159 votes for election to the Board and 114,180 votes were withheld. The names of the other directors whose terms of office as a director continued after the Meeting are as follows: John B. Bowron (a Class I director), Ronald W. Drucker
(a Class I director), Arthur J. Fritz, Jr. (a Class II director), and
Merritt J. Mott (a Class II director).

The appointment of KPMG Peat Marwick LLP as the Company's independent auditors for fiscal year 1996 was ratified by the Company's shareholders. Votes for the ratification were 10,776,769, votes against were 13,345, and votes abstaining were 2,225.

Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

         The exhibits listed on the Exhibit Index are filed as part of this quarterly report on Form 10-Q.

(b)      Form 8-K

         No reports on Form 8-K were filed by the Registrant during the twenty-six week period ended June 29, 1996.


                              EXHIBIT INDEX

Registrant's Commission File No.: 0-21238

Exhibit No.       Description
- -----------       -----------

   (11)           Statement re: Computation of Per Share Earnings:

        (11.1)* Statement re: Computation of Per Share Earnings for the Twenty-Six and Thirteen Weeks ended June 29, 1996.

        (11.2)* Statement re: Computation of Per Share Earnings for the Twenty-Six and Thirteen Weeks ended July 1, 1995.

   (27)           Statement re: Financial Data Schedule:

        (27  )*   Statement re: Financial Data Schedule


__________________
* Filed herewith












                                         16

                                     SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          LANDSTAR SYSTEM, INC.



Date:     August 8, 1996                  Henry H. Gerkens
                                          ----------------------------
                                          Henry H. Gerkens
                                          Executive Vice President and
                                          Chief Financial Officer;
                                          Principal Financial Officer



Date:     August 8, 1996                  Robert C. LaRose
                                          ----------------------------
                                          Robert C. LaRose
                                          Vice President Finance and Treasurer
                                          Principal Accounting Officer