Form 10-Q
period 1996-09-28
LANDSTAR SYSTEM INC
filed 1996-11-07
CIK 853816

                              UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C.  20549

                                FORM 10-Q

(Mark One)
[  X  ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934

For the quarterly period ended September 28, 1996

                              or

[     ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934

For the transition period from _________________ to _____________________

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

                                             Yes  (  X  )      No  (    )

The number of shares of the registrant's Common Stock, par value $.01 per share, outstanding as of the close of business on November 6, 1996 was 12,788,833.

                                    PART I

                            FINANCIAL INFORMATION


                        Item 1.  Financial Statements

     The interim consolidated financial statements contained herein reflect all adjustments (all of a normal, recurring nature) which, in the opinion of management, are necessary for a fair statement of the financial condition, results of operations, cash flows and changes in shareholders' equity for the periods presented. They have been prepared in accordance with Rule 10-01 of Regulation S-X and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the thirteen and thirty-nine weeks ended September 28, 1996 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 28, 1996.

     These interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's 1995 Annual Report on Form 10-K.


                                    Index


Item 1

Consolidated Balance Sheets as of September 28, 1996
  and December 30, 1995 ................................................ Page 3

Consolidated Statements of Income for the Thirty-Nine and
  Thirteen Weeks Ended September 28, 1996 and September 30, 1995 ....... Page 4

Consolidated Statements of Cash Flows for the Thirty-Nine Weeks
  Ended September 28, 1996 and September 30, 1995....................... Page 5

Consolidated Statement of Changes in Shareholders'
  Equity for the Thirty-Nine Weeks Ended September 28, 1996............. Page 6

Notes to Consolidated Financial Statements.............................. Page 7

Item 2

Management's Discussion and Analysis of
  Financial Condition and Results of Operations......................... Page 9

                          LANDSTAR SYSTEM, INC. AND SUBSIDIARY
                              CONSOLIDATED BALANCE SHEETS
                   (Dollars in thousands, except per share amounts)
                                     (Unaudited)

                                                                 September 28,   December 30,
                                                                     1996             1995
                                                                 -------------    ------------
ASSETS
Current assets:
   Cash                                                            $   4,966      $     3,415
   Trade accounts receivable, less allowance of $7,115               179,022          151,009
      and $6,923
   Other receivables, including advances to independent
      contractors, less allowance of $5,617 and $4,205                11,996           13,359
   Inventories                                                         2,320            2,292
   Prepaid expenses and other current assets                          12,000            8,501
                                                                   ----------     -----------
                    Total current assets                             210,304          178,576
                                                                   ----------     -----------
Operating property, less accumulated depreciation
   and amortization of $49,469 and $39,796                           109,485          108,052
Goodwill, less accumulated amortization of $6,653 and $5,354          55,750           57,049
Deferred income taxes and other assets                                 8,770            9,402
                                                                   ----------     -----------
Total assets                                                       $ 384,309      $   353,079
                                                                   ==========     ===========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Cash overdraft                                                  $  13,457      $    13,449
   Accounts payable                                                   44,275           37,427
   Current maturities of long-term debt                               35,780           20,668
   Estimated insurance claims                                         23,393           23,654
   Other current liabilities                                          28,617           32,018
                                                                   ----------     -----------
                    Total current liabilities                        145,522          127,216
                                                                   ----------     -----------
Long-term debt, excluding current maturities                          68,107           73,199
Estimated insurance claims                                            24,186           24,031
Other liabilities                                                                         237

Shareholders' equity:
   Common stock, $.01 par value, authorized 20,000,000
      shares, issued 12,882,874 shares and 12,871,674 shares              129             129
   Additional paid-in capital                                          61,740          61,504
   Retained earnings                                                   86,592          68,730
   Cost of 94,041 shares of common stock in treasury                   (1,967)         (1,967)
                                                                   ----------     -----------
                    Total shareholders' equity                        146,494         128,396
                                                                   ----------     -----------
Total liabilities and shareholders' equity                         $  384,309     $   353,079
                                                                   ==========     ===========

See accompanying notes to consolidated financial statements.

                          LANDSTAR SYSTEM, INC. AND SUBSIDIARY
                           CONSOLIDATED STATEMENTS OF INCOME
                    (Dollars in thousands, except per share amounts)
                                     (Unaudited)



                                        Thirty-Nine Weeks Ended       Thirteen Weeks Ended
                                       -------------------------     -----------------------
                                         Sept. 28,     Sept. 30,      Sept. 28,    Sept. 30,
                                           1996          1995            1996        1995
                                       -----------    ----------     ----------   ----------
Revenue                                 $  954,784    $  902,535     $  330,195   $  298,681
Costs and expenses:
    Purchased transportation               654,537       608,174        229,308      200,684
    Drivers' wages and benefits             32,277        36,077          9,547       11,928
    Fuel and other operating costs          53,118        49,727         15,826       16,248
    Insurance and claims                    26,069        28,030          8,313        8,602
    Commissions to agents and brokers       63,499        54,287         22,838       18,781
    Selling, general and administrative     70,578        71,853         23,309       22,908
    Depreciation and amortization           17,994        15,171          5,793        5,364
                                        ----------    ----------     ----------   ----------
         Total costs and expenses          918,072       863,319        314,934      284,515
                                        ----------    ----------     ----------   ----------
Operating income                            36,712        39,216         15,261       14,166
Interest and debt expense, net               5,909         5,651          1,936        1,981
                                        ----------    ----------     ----------   ----------
Income before income taxes                  30,803        33,565         13,325       12,185
Income taxes                                12,941        13,812          5,631        5,009
                                        ----------    ----------     ----------   ----------
Net income                              $   17,862    $   19,753     $    7,694   $    7,176
                                        ==========    ==========     ==========   ==========
Earnings per share                      $     1.40    $     1.54     $     0.60   $     0.56
                                        ==========    ==========     ==========   ==========
Average number of common
  shares outstanding                    12,783,000    12,816,000     12,788,000   12,778,000
                                        ==========    ==========     ==========   ==========

See accompanying notes to consolidated financial statements.

                                  LANDSTAR SYSTEM, INC. AND SUBSIDIARY
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (Dollars in thousands)
                                              (Unaudited)

                                                                      Thirty-Nine Weeks Ended
                                                                   ---------------------------
                                                                     Sept. 28,       Sept. 30,
                                                                       1996            1995
                                                                   -----------     -----------
OPERATING ACTIVITIES
     Net income                                                    $   17,862      $   19,753
     Adjustments to reconcile net income to net cash provided
        by operating activities:
          Depreciation and amortization of operating property          16,376          13,754
          Amortization of goodwill and non-competition agreements       1,618           1,417
          Non-cash interest charges                                       198             187
          Provisions for losses on trade and other accounts
               receivable                                               3,411           2,939
          Gains on sales of operating property                         (1,719)         (1,474)
          Deferred income taxes, net                                      888             726
          Changes in operating assets and liabilities,
             net of businesses acquired:
                 Increase in trade and other accounts receivable      (30,061)         (8,198)
                 Increase in inventories, prepaid expenses and
                    other assets                                       (4,300)         (3,275)
                 Increase (decrease) in accounts payable and
                     other liabilities                                  3,210         (15,422)
                 Increase (decrease) in estimated insurance claims       (106)          4,250
                                                                   -----------     -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                               7,377          14,657
                                                                   -----------     -----------
INVESTING ACTIVITIES
     Purchases of businesses, net of cash acquired                                    (32,373)
     Purchases of operating property                                   (8,481)         (5,410)
     Proceeds from sales of operating property                          7,133           4,617
                                                                   -----------     -----------
NET CASH USED BY INVESTING ACTIVITIES                                  (1,348)        (33,166)
                                                                   -----------     -----------
FINANCING ACTIVITIES
     Borrowings to finance businesses acquired                                         45,900
     Borrowings under revolving credit facility                        16,000          10,000
     Increase in cash overdraft                                             8           1,461
     Proceeds from exercise of stock options and
       related income tax benefit                                         236
     Purchases of Common Stock                                                         (1,727)
     Principal payments on long-term debt and capital lease
        obligations                                                   (20,722)        (47,616)
                                                                   -----------     -----------
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                       (4,478)          8,018
                                                                   -----------     -----------
Increase (decrease) in cash                                             1,551         (10,491)
Cash at beginning of period                                             3,415          17,755
                                                                   -----------     -----------
Cash at end of period                                              $    4,966      $    7,264
                                                                   ===========     ===========
See accompanying notes to consolidated financial statements.
                                          5

                                  LANDSTAR SYSTEM, INC. AND SUBSIDIARY
                                   CONSOLIDATED STATEMENT OF CHANGES
                                        IN SHAREHOLDERS' EQUITY
                                Thirty-Nine Weeks Ended September 28, 1996
                                          (Dollars in thousands)
                                                (Unaudited)

                                                                       Treasury Stock
                                Common Stock    Additional                at Cost
                              ----------------   Paid-In   Retained  -----------------
                               Shares   Amount   Capital   Earnings   Shares  Amount   Total
                              --------  ------  --------- ---------- -------- ------- -------

Balance December 30, 1995   12,871,674 $   129  $  61,504  $ 68,730  94,041  $(1,967) $128,396

Exercise of stock options
  and related income tax
   benefit                      11,200                236                                  236

Net income                                                   17,862                     17,862
                            ---------- -------  ---------  --------  ------  -------- --------

Balance September 28, 1996  12,882,874 $   129  $  61,740  $ 86,592  94,041  $(1,967) $146,494
                            ========== =======  =========  ========= ======  ======== ========
















See accompanying notes to consolidated financial statements.



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

                                           Thirty-Nine
                                           Weeks Ended
                                             Sept. 30,
                                               1995
                                          -------------
      Revenue                              $  912,135
      Net income                           $   19,133
      Earnings per share                   $     1.49

      The above pro forma information is not necessarily indicative of the results of operations which actually would have been obtained during such period.
                                          7

(2)   Income Taxes

      The provisions for income taxes for the 1996 and 1995 thirty-nine week periods were based on estimated combined full year effective income tax rates of approximately 42% and 41%, respectively, which are higher than the statutory federal income tax rate, primarily as a result of state income taxes, amortization of certain goodwill and the meals and entertainment exclusion.

(3)   Earnings Per Share

      Earnings per share amounts were based on the weighted average number of common shares outstanding.

(4)   Additional Cash Flow Information

      During the 1996 period, Landstar paid income taxes and interest of $14,040,000 and $5,525,000, respectively, and acquired operating property by entering into capital leases in the amount of $14,742,000. During the 1995 period, Landstar paid income taxes and interest of $16,748,000 and $5,669,000, respectively, and acquired operating property by entering into capital leases in the amount of $21,287,000.

(5)   Commitments and Contingencies

      At September 28, 1996, Landstar had commitments for letters of credit outstanding in the amount of $21,439,000, primarily as collateral for estimated insurance claims.

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

Landstar Poole, Inc.("Poole")and Landstar T.L.C., Inc.("TLC") provide truckload transportation services using both company-owned or leased equipment driven by company-employed drivers, and independent contractors. During the thirty-nine week period ended September 28, 1996, revenue generated through independent contractors was 42.5% of Poole's total revenue and 63.4% of TLC's total revenue.

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

Purchased transportation represents the amount an independent contractor is paid to haul freight and is primarily based on a contractually agreed upon percentage of revenue generated by the haul for truck operations.
Purchased transportation for the intermodal services division of Logistics and the air freight operations of Express is based on a contractually agreed-upon fixed rate. Purchased transportation as a percentage of revenue for the intermodal services division of Logistics is normally higher than that of Landstar's other transportation companies. Purchased transportation is the largest component of costs and expenses and, on a consolidated basis, increases or decreases in proportion to the revenue generated through independent contractors. Commissions to agents and brokers are primarily based on contractually agreed upon percentages of revenue or contractually agreed upon percentages of gross profit. Commissions to agents and brokers as a percentage of consolidated revenue will vary directly with the revenue generated through independent commission sales agents. Both purchased transportation and commissions to agents and brokers generally will also increase or decrease as a percentage of the Company's consolidated revenue if there is a change in the percentage of revenue contributed by the intermodal services division of Logistics or through the air freight operations of Express or through company-employed drivers.

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

The Company's intention is to continue its expansion of truckload capacity provided by independent contractors and to reduce its truckload capacity provided by company-owned equipment and company-employed drivers. It is also the Company's intention to favor independent commission sales agent locations over company-owned and operated locations. Historically, the intermodal services division of Logistics and TLC have principally utilized a company employee sales structure and to a lesser degree, independent commission sales agents. During the second quarter of 1995, management began the process of converting company-owned sales locations to independent commission sales agent locations. Accordingly, purchased transportation and commissions to agents and brokers are anticipated to increase as a percentage of total consolidated revenue and drivers' wages and benefits are anticipated to decline as a percentage of total consolidated revenue over time.


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

The cost of fuel is the largest component of fuel and other operating costs. Changes in prevailing prices of fuel or increases in fuel taxes can significantly affect Poole's or TLC's operating results. Also included in fuel and other operating costs are costs of equipment maintenance paid to third parties and the operating costs of Poole and TLC terminals. Effective August 1, 1996, Landstar closed all but one of the Landstar Poole terminals, including those that had functioned as Landstar Centers. The closings are part of Landstar's strategy to reduce the fixed cost elements of Landstar Poole.

Employee compensation and benefits account for more than half of the Company's selling, general and administrative expense. Other significant components of selling, general and administrative expense are data processing expense, communications costs and rent expense.

The following table sets forth the percentage relationships of expense items to revenue for the periods indicated:

                                         Thirty-Nine Weeks Ended    Thirteen Weeks Ended
                                        ------------------------   -----------------------
                                        Sept. 28,      Sept. 30,   Sept. 28,     Sept. 30,
                                          1996           1995         1996        1995
                                        ---------     ----------   ----------   ----------
Revenue                                   100.0%        100.0%        100.0%       100.0%

Costs and expenses:
    Purchased transportation               68.6%         67.4%         69.4%        67.2%
    Drivers' wages and benefits             3.4%          4.0%          2.9%         4.0%
    Fuel and other operating costs          5.6%          5.5%          4.8%         5.4%
    Insurance and claims                    2.7%          3.1%          2.5%         2.9%
    Commissions to agents and brokers       6.6%          6.0%          6.9%         6.3%
    Selling, general and administrative     7.4%          8.0%          7.1%         7.7%
    Depreciation and amortization           1.9%          1.7%          1.8%         1.8%
                                          -------       -------       -------      -------
            Total costs and expenses       96.2%         95.7%         95.4%        95.3%
                                          -------       -------       -------      -------
Operating income                            3.8%          4.3%          4.6%         4.7%
Interest and debt expense, net              0.6%          0.6%          0.6%         0.6%
                                          -------       -------       -------      -------
Income before income taxes                  3.2%          3.7%          4.0%         4.1%
Income taxes                                1.3%          1.5%          1.7%         1.7%
                                          -------       -------       -------      -------
Net income                                  1.9%          2.2%          2.3%         2.4%
                                          =======       =======       =======      =======

THIRTY-NINE WEEKS ENDED SEPTEMBER 28, 1996 COMPARED TO THIRTY-NINE WEEKS ENDED SEPTEMBER 30, 1995

Revenue for the 1996 thirty-nine week period was $954,784,000, an increase of $52,249,000, or 5.8%, over the 1995 thirty-nine week period. The increase was primarily attributable to an increase in revenue miles (volume) of approximately 41,924,000, or 7.4%, to 604,773,000, which included the revenue of the businesses acquired during the first quarter of 1995 for the full thirty-nine weeks of 1996. This increase was partially offset by a decrease of less than 1% in revenue per revenue mile (price).
In the 1996 period, revenue generated through independent contractors, including railroads and air cargo carriers, was 89.9% of total consolidated revenue compared with 88.3% in the 1995 period.

Purchased transportation was 68.6% of revenue in 1996 compared with 67.4% in 1995. Drivers' wages and benefits were 3.4% of revenue in 1996 compared with 4.0% in 1995. The increase in purchased transportation and decrease in drivers' wages and benefits as a percentage of revenue was primarily attributable to an increase in the percentage of revenue generated through independent contractors.

Fuel and other operating costs were 5.6% of revenue in 1996 compared with 5.5% in 1995. The increase in fuel and other operating costs as a percentage of revenue was attributable to the effects of the 1995 first quarter acquisition of TLC, increased trailer costs and an increased provision for contractor bad debts. Insurance and claims were 2.7% of revenue in 1996 compared with 3.1% in 1995. The favorable variance to prior year was due to lower third party premiums, reduced accident severity and favorable development of prior years' claims. Commissions to agents and brokers were 6.6% of revenue in 1996 compared with 6.0% in 1995, primarily due to an increased percentage of revenue generated through independent commission sales agents. Selling, general and administrative costs were 7.4% of revenue in 1996 compared with 8.0% of revenue in 1995, primarily due to increased revenue, a lower bonus accrual under the Company's management incentive compensation plan and a lower provision for customer bad debts.

Depreciation and amortization was 1.9% of revenue in 1996 compared with 1.7% in 1995, primarily due to increased depreciation on company-owned trucks and data processing equipment.

The provisions for income taxes for the 1996 and 1995 thirty-nine week periods were based on estimated full year combined effective income tax rates of approximately 42% and 41%, respectively, which are higher than the statutory federal income tax rate primarily as a result of state income taxes, amortiza-tion of certain goodwill and the meals and entertainment exclusion.

Net income was $17,862,000, or $1.40 per share, in the 1996 period, compared with $19,753,000, or $1.54 per share, in the 1995 period. If the 1995 first quarter acquisitions had taken place at the beginning of 1995, net income for the 1995 period would have been $19,133,000, or $1.49 per share.

THIRTEEN WEEKS ENDED SEPTEMBER 28, 1996 COMPARED TO THIRTEEN WEEKS ENDED SEPTEMBER 30, 1995

Revenue for the 1996 thirteen week period was $330,195,000, an increase of $31,514,000, or 10.6%, over the 1995 thirteen week period. The increase was primarily attributable to an increase in revenue miles of approximately 23,531,000 to 184,969,000 partially offset by a decrease in revenue per revenue mile of less then 1%. In the 1996 period, revenue generated through independent contractors, including railroads and air cargo carriers, was 91.1% of total consolidated revenue compared with 88.5% in the 1995 period.

Purchased transportation was 69.4% of revenue in 1996 compared with 67.2% in 1995. Drivers' wages and benefits were 2.9% of revenue in 1996 compared with 4.0% in 1995. The increase in purchased transportation and decrease in drivers' wages and benefits as a percentage of revenue was primarily attributable to an increase in the percentage of revenue generated through independent contractors.

Fuel and other operating costs were 4.8% of revenue in 1996 compared with 5.4% in 1995. The decrease in fuel and other operating costs as a percentage of revenue was attributable to an increase in the percentage of revenue generated through independent contractors and savings from closing the Poole terminals effective August 1, 1996, partially offset by an increase in the provision for contractor bad debt and an increase in trailer costs. Insurance and claims were 2.5% of revenue in 1996 compared with 2.9% in 1995. The favorable variance to prior year was primarily attributable to lower third party premiums and reduced severity of accidents, partially offset by unfavorable development of prior years' claims. Commissions to agents and brokers were 6.9% of revenue in 1996 compare with 6.3% in 1995, primarily due to an increased percentage of revenue generated through independent commission sales agents. Selling, general and administrative costs were 7.1% of revenue in 1996 compared with 7.7% of revenue in 1995, primarily due to the increase in revenue over the prior year quarter.








The provisions for income taxes for the 1996 and 1995 thirteen week periods were based on estimated full year combined effective income tax rates of approximately 42% and 41%, respectively, which are higher than the statutory federal income tax rate primarily as a result of state income taxes, amortization of certain goodwill and the meals and entertainment exclusion.

Net income was $7,694,000, or $0.60 per share, in the 1996 period compared with $7,176,000, or $0.56 per share, in the 1995 period.

                 CAPITAL RESOURCES AND LIQUIDITY

Shareholders' equity increased to $146,494,000 at September 28, 1996, compared with $128,396,000 at December 30, 1995, reflecting the results of operations for the period. Shareholders' equity increased to 58.5% of total capitalization at September 28, 1996, compared with 57.8% at December 30, 1995.

Working capital and the ratio of current assets to current liabilities were $64,782,000 and 1.45 to 1, respectively, at September
28, 1996, compared with $51,360,000 and 1.40 to 1, respectively, at December 30, 1995. Landstar has historically operated with a current ratio of approximately 1.4 to 1. Cash provided by operating activities was $7,377,000 in the 1996 thirty-nine week period compared with $14,657,000 in the 1995 thirty-nine week period. The decrease in cash flow provided by operating activities was primarily attributable to the timing of cash collections and payments and reduced earnings. During the 1996 thirty-nine week period, Landstar purchased $8,481,000 of operating property and acquired $14,742,000 of operating property by entering into capital leases. Landstar plans to acquire approximately $13,000,000 of operating property during the remainder of fiscal year 1996 either by purchase or by lease financing.

Management believes that cash flow from operations combined with the Company's borrowing capacity under its revolving credit agreement will be adequate to meet Landstar's debt service requirements, fund continued growth, both internal and through acquisitions, and meet working capital needs.

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










                                          PART II

                                     OTHER INFORMATION

Item 1.  Legal Proceedings

In response to a breach of contract suit filed in January 1988 by Gemini in the Circuit Court, County of Genesee, in the state of Michigan against Vicki and Kevin Cresson, individually and doing business as V&C Trucking (the "Defendants"), the Defendants, who are former agents and independent contractors of Gemini, have asserted breach of contract, tort and state antitrust law counterclaims against Gemini and other parties, including EnviroSource, Landstar, Ranger and John B. Bowron, a director and executive officer of the Company. Defendants have claimed approximately $7,500,000 in actual damages (subject to trebling) as well as punitive damages.

On October 24, 1996, the court rendered an opinion on the parties' cross-motions for summary judgment. The court granted Gemini's motion for summary judgment in its entirety and denied Defendants motion for summary judgment in its entirety. The court also granted Gemini's request for costs and reasonable attorney's fees. It is anticipated that Defendants will appeal the judges decision. The Company, believing that its defenses are and will continue to be deemed good and meritorious, will vigorously contest any such appeal. Although a trial in this matter is now considerably less likely in light of the judges favorable rulings, any such trial would not likely occur before mid to late 1997.

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

None

Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

         The exhibits listed on the Exhibit Index are filed as part of this quarterly report on Form 10-Q.

(b)      Form 8-K

         No reports on Form 8-K were filed by the Registrant during the thirty-nine week period ended September 28, 1996.


                              EXHIBIT INDEX

Registrant's Commission File No.: 0-21238

Exhibit No.       Description
-----------       -----------

   (11)           Statement re: Computation of Per Share Earnings:

        (11.1)* Statement re: Computation of Per Share Earnings for the Thirty-Nine and Thirteen Weeks ended September 28, 1996.

        (11.2)* Statement re: Computation of Per Share Earnings for the Thirty-Nine and Thirteen Weeks ended September 30, 1995.

   (27)           Statement re: Financial Data Schedule

        (27  )*   Statement re: Financial Data Schedule


__________________
* Filed herewith












                                     SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          LANDSTAR SYSTEM, INC.



Date:     November 7, 1996                Henry H. Gerkens
                                          ----------------------------
                                          Henry H. Gerkens
                                          Executive Vice President and
                                          Chief Financial Officer;
                                          Principal Financial Officer



Date:     November 7, 1996                Robert C. LaRose
                                          ----------------------------
                                          Robert C. LaRose
                                          Vice President Finance and Treasurer
                                          Principal Accounting Officer