Form 10-K
period 1996-12-28
LANDSTAR SYSTEM INC
filed 1997-03-17
CIK 853816

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-K
(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 28, 1996
                          -----------------
                                             or
[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                   .
                               -------------------     -------------------

Commission File Number: 0-21238
                        -------
                               LANDSTAR SYSTEM, INC.
              ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

             Delaware                                       06-1313069
   -------------------------------                      ------------------
  (State or other jurisdiction                       (I.R.S. Employer
of incorporation or organization)                    Identification No.)

First Shelton Place, 1000 Bridgeport Avenue, Shelton, Connecticut    06484-0898
--------------------------------------------------------------    ----------
(Address of principal executive offices)                          (Zip Code)
                                          (203) 925-2900
                       ----------------------------------------------------
                     (Registrant's telephone number, including area code)

             Securities registered pursuant to Section 12(b) of the Act:  None

                 Securities Registered Pursuant to Section 12(g) of the Act:

       Common Stock, $.01 Par Value                 Common Stock Rights
       ----------------------------                 -------------------
           (Title of class)                         (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes [ X ]   No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The number of shares of the registrant's common stock, par value $.01 per share, (the "Common Stock") outstanding as of the close of business on March 7, 1997 was 12,615,833; and the aggregate market value of the voting stock held by non-affiliates of the registrant was $279,050,409 (based on the $22.875 per share closing price on that date, as reported by NASDAQ National Market System). In making this calculation, the registrant has assumed, without admitting for any purpose, that all directors and executive officers of the registrant, and no other person, are affiliates.

                             LANDSTAR SYSTEM, INC.
                       1996 Annual Report on Form 10-K

                              Table of Contents

                                  Part I
                                                               Page
                                                               ----
Item 1.  Business                                                 4
Item 2.  Properties                                              19
Item 3.  Legal Proceedings                                       20
Item 4.  Submission of Matters to a Vote of Security Holders     20


                                  Part II

Item 5.  Market for Registrant's Common Equity and
           Related Stockholder Matters                           20
Item 6.  Selected Financial Data                                 21
Item 7.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations         21
Item 8.  Financial Statements and Supplementary Data             21
Item 9.  Changes in and Disagreements With Accountants
           on Accounting and Financial Disclosure                22


                                  Part III

Item 10.  Directors and Executive Officers of the Registrant
Item 11.  Executive Compensation                                 22
Item 12.  Security Ownership of Certain Beneficial Owners
           and Management                                        22
Item 13.  Certain Relationships and Related Transactions         22


                                  Part IV

Item 14.  Exhibits, Financial Statement Schedules and
           Reports on Form 8-K                                   23
Signatures                                                       24
Index to Exhibits                                                26

                                 Part I
Item 1. - Business

General

Landstar System, Inc. (herein referred to as "Landstar," the "Company" or the "Registrant") was incorporated in January 1991 under the laws of the State of Delaware and acquired all of the capital stock of its predecessor, Landstar System Holdings, Inc. ("LSHI") on March 28, 1991. LSHI owns directly or indirectly all of the common stock of Landstar Ranger, Inc. ("Landstar Ranger"), Landstar Inway, Inc. ("Landstar Inway"), Landstar Ligon, Inc. ("Landstar Ligon"), Landstar Gemini, Inc. ("Landstar Gemini"), Landstar Poole, Inc. ("Landstar Poole"), Landstar Logistics, Inc. ("Landstar Logistics"), Landstar Express America, Inc. ("Landstar Express America"), Landstar T.L.C., Inc. ("Landstar T.L.C."), Landstar Contractor Financing, Inc. ("LCFI"), Landstar Capacity Services, Inc.("LCS"), Risk Management Claim Services, Inc. ("RMCS") and Landstar Corporate Services, Inc. ("LCSI"). Landstar Ranger, Landstar Inway, Landstar Ligon, Landstar Gemini, Landstar Poole, Landstar Logistics, Landstar Express America and Landstar T.L.C. are collectively herein referred to as Landstar's "Operating Subsidiaries" or "Operating Companies". The Company's principal executive offices are located at First Shelton Place, 1000 Bridgeport Avenue, Shelton, Connecticut 06484 and its telephone number is (203) 925-2900.

Historical Background

In March 1988, EnviroSource, Inc. ("EnviroSource") acquired IU International Corporation ("IU"), the former parent of Landstar Ranger, Landstar Inway, Landstar Ligon, Landstar Gemini, Landstar Poole and RMCS in a highly leveraged transaction. IU was a large conglomerate engaged in various unrelated businesses, including metals recovery, agriculture, food distribution and transportation. EnviroSource sought to reduce its acquisition debt by selling non-strategic assets and operations. In connection with these sales, EnviroSource sought to exit the transportation market and sold or closed certain unprofitable operations. EnviroSource formed LSHI in October 1988 to acquire the assets of certain of IU's truckload operating companies and caused LSHI to incur substantial debt to pay a special dividend to EnviroSource of approximately $72.3 million, and to repay approximately $21.5 million of debt owed to EnviroSource.

In March 1991, Landstar acquired LSHI in a buy-out organized by Kelso & Company, Inc. ("Kelso"). Investors in the acquisition included Kelso Investment Associates IV L.P.
("KIA IV"), an affiliate of Kelso, ABS MB Limited Partnership ("ABSMB"), an affiliate of Alex. Brown & Sons Incorporated, and certain management employees of Landstar and its subsidiaries (the "Management Stockholders"). Landstar was capitalized by the sale of an aggregate of 8,024,000 shares of Common Stock for $20.1 million, as follows: KIA IV ($15.5 million), ABSMB ($3.0 million), Management Stockholders ($1.3 million) and certain institutional stockholders ($.3 million). In March 1993, Landstar completed a recapitalization (the "Recapitalization") that increased shareholders' equity, reduced indebtedness and improved the Company's operating and financial flexibility. The Recapitalization involved three principal components: (i) the initial public offering (the "IPO") of 5,387,000 shares of Common Stock, at an initial price to the public of $13 per share, 2,500,000 of which were sold by Landstar and 2,887,000 of which were sold by certain of the Company's stockholders (including KIA IV), (ii) the retirement of all $38 million outstanding principal amount of LSHI's 14% Senior Subordinated Notes due 1998 (the "14% Notes"), and (iii) the refinancing of the Company's then existing senior debt facility with a senior bank credit agreement. The net proceeds to the Company from the IPO (net of underwriting discounts and commissions and expenses) of $28,450,000 and proceeds from the new term loan, were used to repay outstanding borrowings under the old credit agreement and redeem or purchase the 14% Notes. In October 1993, a secondary public offering by existing stockholders of 5,547,930 shares of Common Stock at an initial price to the public of $15 per share was completed. KIA IV sold 4,492,640 shares and ABSMB sold 1,055,290 shares. Immediately subsequent to the offering, KIA IV no longer owned any Landstar shares of Common Stock, and affiliates of Alex. Brown retained approximately 1% of the Common Stock outstanding.

In connection with the secondary offering, Landstar granted the underwriters an over-allotment option of up to 554,793 shares of Common Stock. The option was exercised and Landstar sold the 554,793 shares of Common Stock at an initial price to the public of $15 per share. Landstar received proceeds, net of underwriting discounts and commissions and expenses of the secondary offering, in the amount of $7,386,000.

During the first quarter of 1995, Landstar, through different subsidiaries of LSHI acquired the businesses and net assets of Intermodal Transport Company ("ITCO"), a California-based intermodal marketing company, LDS Truck Lines, Inc., a California-based drayage company, and T.L.C. Lines, Inc., a Missouri-based temperature-controlled and long-haul, time sensitive dry van carrier. Also in the 1995 first quarter, Landstar, through another subsidiary of LSHI, acquired all of the outstanding common stock of Express America Freight Systems, Inc., ("Express"), a North Carolina-based air freight and truck expedited service provider. The business acquired from ITCO comprises the majority of Landstar Logistics' intermodal operations, while the business acquired with Express comprises the majority of Landstar Express America's operations.

On December 18, 1996, the Company announced a plan to restructure its Landstar T.L.C. and Landstar Poole operations, in addition to the relocation of its Shelton, Connecticut corporate office headquarters to Jacksonville, Florida in the second quarter of 1997. The plan to restructure Landstar T.L.C. included the merger of Landstar T.L.C. into Landstar

Inway, the closing of the Landstar T.L.C. headquarters in St. Clair, Missouri and the disposal of all of Landstar T.L.C.'s company-owned tractors. The plan to restructure Landstar Poole included the transfer of the variable cost business component of Landstar Poole to Landstar Ranger and the disposal of 175 Landstar Poole company-owned tractors.

Description of Business

Landstar, a transportation services company, operates one of the largest truckload carrier businesses in North America, with revenue of $1,283.8 million in 1996. The Company seeks to provide transportation services which emphasize information coordination and customer service delivered primarily by a network of approximately 1,200 independent commission sales agents. Landstar utilizes a wide range of specialized equipment designed to meet customers' varied transportation requirements, which distinguishes the Company from many other large truckload carriers. The Company transports a variety of freight, including iron and steel, automotive products, paper, lumber and building products, aluminum, chemicals, foodstuffs, heavy machinery, ammunition and explosives, and military hardware. The Company provides truckload carrier services, intermodal transportation services and expedited air and truck services to shippers throughout the continental United States and, to a lesser extent, between the United States and each of Canada and Mexico. Four of Landstar's Operating Subsidiaries, Landstar Ranger, Landstar Inway, Landstar Ligon and Landstar Gemini (collectively the "Owner-Operator Companies") provide truckload transportation services through a network of independent commission sales agents and independent contractors. Management believes the Owner-Operator Companies utilize more independent contractors than any other U.S. truckload carrier. The use of independent contractors enables the Company to utilize a large fleet of revenue equipment while minimizing its capital investment and fixed costs, thereby enhancing the Company's return on investment.

Landstar Poole and Landstar T.L.C. use company-owned or leased equipment and company-employed drivers for a substantial portion of their operations. In 1992, Landstar Poole began to provide truckload transportation services through independent contractors and independent commission sales agents. In 1996, revenue generated through independent contractors was approximately 44% of Landstar Poole's total revenue and approximately 65% of Landstar T.L.C.'s total revenue. During the fourth quarter of 1996, the Company announced its plan to restructure the operations of both Landstar Poole and Landstar T.L.C. The Landstar Poole restructuring plan included the transfer of the variable cost business component of Landstar Poole to Landstar Ranger and the disposal of 175 company-owned tractors. The Landstar T.L.C. restructuring plan included the merger of Landstar T.L.C. into Landstar Inway and the disposal of all the company-owned tractors.

Landstar Logistics provides customers with contract logistics and intermodal services. Contract logistics services include single source alternatives, truck brokerage and other transportation solutions for large customers. Intermodal transportation services primarily involves arranging for the movement of customers' goods by a combination of rail and truck. Both the railroad and drayage carriers utilized by Landstar Logistics are independent contractors. Landstar Logistics enables Landstar to market the full range of services offered by the entire Landstar system to customers with significant transportation needs, in addition to marketing separate logistics services.

Historically, Landstar T.L.C. and the intermodal operations of Landstar Logistics have principally utilized a company employee sales structure and to a lesser degree, independent commission sales agents. During 1996, management completed the process of converting the majority of company-owned sales locations at Landstar Logistics and Landstar T.L.C. to independent commission sales agent locations.

Landstar Express America provides air and surface expedited transportation services through independent contractors, including air cargo carriers, and principally utilizes independent commission sales agents.

Landstar's business strategy is to offer high quality, specialized transportation services primarily in the truckload market to service-sensitive customers. Landstar focuses on providing transportation services which emphasize information coordination among its commission sales agents, customers and Operating Subsidiaries, as well as customer service, rather than the volume-driven approach of the generic dry van carriers. Landstar intends to continue developing appropriate systems and technologies to offer integrated transportation and logistic solutions to its customers' total transportation needs.

Since the Company is larger than most of its competitors, Landstar has competitive marketing and operating advantages. The Company has the overall size, geographic coverage, equipment and service capability to meet the needs of even the largest shippers and thereby qualifies as a "core carrier." Increasingly, the larger shippers are substantially reducing the number of authorized carriers in favor of a small number of core carriers whose size and diverse service capability enable these core carriers to satisfy most of the shippers' transportation needs. Examples of national account customers include the U.S. Department of Defense and shippers in particular industries, such as automobile manufacturers.

Landstar's network of approximately 1,200 independent commission sales agents allows the Company to provide both large and small shippers a level of local service and quality typically offered only by small, entrepreneurial carriers.
The Company has a number of significant competitive advantages, including:

DIVERSITY OF SERVICES OFFERED. The Company offers its customers a wide range of transportation services, primarily truckload, through its Operating Subsidiaries, including a fleet of diverse equipment and extensive geographic coverage. Examples of the specialized services offered include a large fleet of flatbed trailers, multi-axle trailers capable of hauling extremely heavy or oversized loads, drivers certified to handle ammunition and explosive shipments for the U.S. Department of Defense, and intermodal capability with railroads and steamship lines, including short-to-medium haul movement of ocean-going containers between U.S. ports and inland cities. The Company's fleet (including revenue equipment leased from independent contractors) consists of 9,883 power units and 14,692 trailers, including dry vans of various capacities, a variety of flatbeds (including drop decks and light specialty trailers), specialty and temperature-controlled vans and containers.

The following table illustrates the diversity of this equipment as of December 28, 1996:

   Power Units                                                    9,883
                                                                  =====
   Trailers:

      Vans                                                        9,088

      Specialty Vans                                                128

      Temperature-Controlled                                        599

      Flatbeds                                                    3,002

      Drop Deck/Low Boys                                          1,149

      Light Specialty                                               109

      Other Specialized Flatbeds                                    617
                                                                 ------
                                        Total                    14,692
                                                                 ======

MARKETING NETWORK. The Company's network of approximately 1,200 independent commission sales agents results in regular contact with shippers at the local level and the capability to be highly responsive to shippers' changing needs. The agent network enables Landstar to be responsive both in providing specialized equipment to both large and small shippers and in providing capacity on short notice from the Company's large fleet to high volume shippers. Through its agent network, the Company believes it offers smaller shippers a level of service comparable to that typically reserved by other truckload carriers only for their largest customers. Examples of services that Landstar is able to make available through the agent network to smaller shippers include the ability to haul shipments on short notice (often within hours from notification to time of pick-up), multiple pick-up and delivery points, electronic data interchange capability and access to specialized equipment. In addition, a number of the Company's agents specialize in certain types of freight and transportation services (such as oversized or heavy loads).
An agent is typically paid 7% of the revenue generated through that agent, with volume-based incentive commissions that can increase the percentage to 10% of revenue. During 1996, more than 350 agents generated revenue for Landstar of at least $1 million each, or approximately $924 million of Landstar's total revenue. The majority of the agents who generate revenue of $1 million or more have chosen to represent Landstar exclusively. Many of the agents represent one or more of the Operating Companies. The ten largest agencies in 1996 generated average revenue of approximately $10.9 million. The typical Landstar agent maintains a relationship with a number of shippers, and services these shippers by providing a base of operations for independent contractors, both single-unit owner-operator and multi-unit contractors. Contracts with agents are typically terminable upon 30 days' notice. Historically, Landstar has experienced very limited agent turnover, especially among its larger volume agents. The Operating Companies emphasize programs to support the agents' operations and to establish pricing parameters, The Operating Companies contract directly with customers and generally assume the credit risk and liability for freight losses or damages. Landstar Ranger, Landstar
Inway, Landstar Gemini, Landstar T.L.C. and Landstar
Express America generally dispatch their fleets through their local agents, while Landstar Ligon and Landstar
Poole generally operate through a central dispatch system.
The operating subsidiaries who utilize independent commission sales agents hold regular regional agent meetings and Landstar holds an annual Company-wide agent convention.

TECHNOLOGY. The Company believes leadership in the development and application of technology is an ongoing part of providing high quality service at competitive prices. Landstar manages its technology program centrally through a Vice President of Management Information Systems ("MIS") who directs each of the Operating Companies' MIS departments.

The following technologies have been adopted by Landstar in recent years:

CUSTOMER COMMUNICATION. The Company has capability in Electronic Document and Data Interchange ("EDI"). These capabilities provide operating advantages to Landstar and enhanced customer service, including real time information flow, reduction or elimination of paperwork, error-free transcription and reductions in clerical personnel. EDI allows the Company to exchange data with its customers regarding their shipments in a variety of formats, which significantly enhances quality control and customer service.
                                9

AGENT COMMUNICATION. The Company has developed a proprietary personal computer-based software system called Landstar Electronic Administrative Dispatch System ("LEADS") to communicate electronically with its agents. LEADS interconnects agents' personal computers with the information systems of the Operating Subsidiaries. As of December 28, 1996, approximately 446 of the independent agents had installed LEADS. The Company encourages all of its agents to join the LEADS program. LEADS provides an agent with a variety of functions for sending information to and receiving information from the Operating Subsidiary. LEADS is used by an agent to dispatch trucks, to authorize cash advances to drivers in route (i.e., to purchase fuel or supplies) and to transmit and receive freight invoices. The Company is in the process of converting its current LEADS system to a Windows environment. The Company is also in the process of the development of an internet/intranet technology in order to more effectively match available loads with available equipment.

DRIVER COMMUNICATION. Management believes that onboard communications capability will be increasingly important, and intends to increase this capability throughout the Landstar system. Landstar has established and will continue to develop its Driver Communications Network, which consists of a variety of communications methods monitored and controlled at each Operating Subsidiary. Methods currently in use are pagers, cellular telephones, daily driver check-ins via telephone calls to a Company "800" number and satellite transceivers. The most common communications device, utilized by over 7,300 employee drivers and independent contractors, is the pager. Using the Company's directory of drivers, an agent is able to communicate with a specific driver to ascertain shipment status, pickup and delivery information, load availability and other relevant information. Management believes that pagers provide the communications capabilities required by most shippers, but at a substantially lower cost than the satellite communications now employed by a number of the Company's competitors. Satellite communications that provide instant location information and communication with the driver are used by the Company for highly critical movements such as Department of Defense ammunitions and explosives and "just-in-time" automotive shipments.

Landstar has also developed and continues to try to improve a number of additional technologies, including: an optical character recognition system (which scans documents such as bills of lading, driver logs and fuel receipts on to optical disks), designed to speed information retrieval and enhance availability and flexible utilization of data; bar coding of load documentation; image and workflow technology to speed paperwork processes; the use of portable computers to provide instant price quotes, marketing support and other information; the use of the Landstar debit card to track driver fuel and equipment purchases; and movement towards a client/server network computer environment.

CORPORATE SERVICES. Significant advantages result from the collective expertise and corporate services afforded by Landstar's headquarters management. The primary services provided are:

safety                                           purchasing
risk and claims management                       strategic planning
technology and management information systems    human resource management
marketing, particularly national accounts        finance
quality programs                                 accounting, budgeting and taxes
                                                 legal

INDEPENDENT CONTRACTORS. The Company operates the largest fleet of truckload independent contractors in North America. This provides marketing, operating, safety, recruiting and retention and financial advantages to the Company. Most of the Companies' truckload independent contractors are compensated on the basis of a fixed percentage of the revenue generated from the shipments they haul. This percentage generally ranges from 60% to 70% where the independent contractor supplies only the tractor and from 75% to 79% where the independent contractor supplies both the tractor and the trailer. The independent contractor must pay all the expenses of operating his equipment, including driver wages and benefits, fuel, physical damage insurance, maintenance, highway use taxes and debt service. In 1996, Landstar experienced a turnover rate among independent contractors of approximately 82%. A significant percentage of this turnover was attributable to independent contractors who had been independent contractors with the Company for less than one year. Management believes that the availability of loads is a significant factor in turnover. Management believes other factors that tend to limit turnover include the Company's extensive agent network, the Company's programs to reduce the operating costs of its independent contractors, and Landstar's reputation for quality, service and reliability. The Landstar Contractors' Advantage Purchasing Program ("LCAPP") leverages Landstar's purchasing power as one of the largest truckload carriers in North America to provide discounts to the independent contractors when they purchase equipment, fuel, tires and other items. Landstar also benefits from its use of independent contractors because the Company does not have to maintain a significant capital investment. As a result, the Owner-Operator Companies tend to have higher variable costs and lower fixed costs.

Description of Operating Subsidiaries

The following table presents financial and operating information about each of the Company's Operating Subsidiaries at or for the fiscal years ended December 28, 1996 and December 30, 1995.





                               Landstar     Landstar      Landstar      Landstar
                                Ranger       Inway         Ligon         Gemini
                               --------     --------      --------      --------
                            1996   1995    1996   1995    1996   1995  1996  1995
                            ----   ----    ----   ----    ----   ----  ----  ----
Revenue (in millions)     $338.5 $336.4  $291.6 $270.6  $170.1 $157.4 $52.1 $54.0
Average length of haul
    in miles                 634    684     642    670     583    620   208   183
Number of power units      3,237  3,335   2,181  2,153   1,640  1,502   503   630
Number of trailers         5,908  5,939   3,081  3,018   2,036  1,993     -     -
Number of agents             308    273     359    370     241    230    41    54

                               Landstar    Landstar        Landstar      Landstar
                                T.L.C.      Poole      Express America   Logistics
                               --------    --------    ---------------  ------------
                            1996   1995    1996   1995    1996   1995   1996    1995
                            ----   ----    ----   ----    ----   ----   ----    ----
Revenue (in millions)     $105.2  $87.9  $154.0 $150.0   $35.6  $24.5  $136.7 $123.9
Average length of haul
    in miles               1,253  1,495     630    635     504    334     N/A    N/A
Number of power units        680    630   1,413  1,431     229    210     N/A    N/A
Number of trailers         1,106  1,021   2,542  2,295       3      -      16     75
Number of agents              65      7      83     68     115    106      49     28

Each of the Operating Subsidiaries is managed by its own personnel and follows the strategic direction of the corporate office.
The Operating Subsidiaries are separately responsible for pricing, approving customer credit, recruiting agents and drivers, marketing transportation services, administering safety programs and overseeing shipments by their customers.
In 1996, no single customer accounted for more than 10% of the Company's revenue. Landstar's Operating Subsidiaries deliver truckload transportation services through, as of December 28, 1996, approximately 6,900 independent contractors supplying more than 8,900 tractors and a network of approximately 1,200 independent commission sales agents. Approximately 90.4% of the Company's 1996 revenue was generated through independent contractors.

LANDSTAR RANGER. Founded in 1968 and headquartered in Jacksonville, Florida, Landstar Ranger operates a fleet of over 3,200 tractors and over 5,900 trailers. Approximately
83% of Landstar Ranger's trailers are dry vans and specialty vans (of varying lengths and volumes), and approximately 17% are flatbeds (standard, drop deck, side paneled and light specialty). Landstar Ranger operates primarily with independent contractors and commission agents. Although
Landstar Ranger operates throughout the continental United
States and much of Canada, its heaviest traffic is within the Southeast, within the Midwest, along east-west routes between the Midwestern states and Pennsylvania and New York, and on routes between the Southeast and the Midwest and eastern
United States. Landstar Ranger transports a wide range of general commodities, including building materials, automotive parts, plastics, foodstuffs, beverages, chemicals, metals, machinery and munitions. In a number of industries, Landstar
Ranger is a primary carrier, in delivery of raw materials, of finished products, or both. In the beverage industry, Landstar Ranger hauls aluminum sheets to can manufacturers on flatbed trailers, ships empty cans to beverage producers in dry vans and delivers the filled cans to beverage distributors in temperature-controlled vans. Approximately 200 of Landstar
Ranger's drivers (out of a total of approximately 3,200) are employees represented by the Teamsters (See "Business
Regulation").  As of December 28, 1996, Landstar Ranger had
240 non-driver employees, none of whom are represented by a collective bargaining unit.

LANDSTAR INWAY. Founded in 1982 and headquartered in Rockford, Illinois, Landstar Inway operates the Company's largest fleet of flatbeds (over 1,680 trailers of various types), nearly 1,400 dry and specialty vans, and more than 2,180 tractors. Landstar Inway operates exclusively with independent contractors and commission sales agents. Landstar
Inway operates throughout the United States and Canada, and between the United States and Mexico. Landstar Inway's heaviest traffic area is the eastern United States and routes between Texas and the Midwest. Landstar Inway transports a wide variety of general commodities, including steel and other metals, building materials, machinery and paper. Landstar
Inway also offers flatbed multiple pick-up and delivery service without cross-docking and interlining typical of less-than-truckload service offered by other carriers. As of December 28, 1996, Landstar Inway employed 298 persons, none of whom are represented by a collective bargaining unit.

LANDSTAR LIGON. Founded in 1962 and headquartered in Madisonville, Kentucky, Landstar Ligon operates a fleet of approximately 1,640 tractors, nearly 1,500 flatbed and specialty trailers and 540 vans. Landstar Ligon offers flatbed and dry van service, primarily in the Eastern and Midwestern United States and on routes from Texas, Louisiana and Arkansas to both the Midwest states and other Southern states. Landstar Ligon operates exclusively with independent contractors. Landstar Ligon markets its services through both independent commission sales agents and Landstar Ligon employees. Landstar Ligon's marketing staff focuses on large, national accounts. Landstar Ligon has a centralized dispatch system which links its regional terminals and agent locations with Ligon's headquarters. Landstar Ligon has a specialized hauling division which offers a wide range of oversized load and heavy load services such as hauling military tanks, large construction equipment and heavy machinery. Trailers to serve this market feature air ride suspension and 5 to 13 axles.
Freight hauled by Landstar Ligon also includes metal products from mills both to distribution centers and to industrial consumers. As of December 28, 1996, Landstar Ligon employed
187 persons, none of whom are represented by a collective bargaining unit.




LANDSTAR GEMINI. Landstar Gemini was restructured in 1990 to focus on offering national drayage transportation services in order to take advantage of the growth in intermodal transportation (the hauling of truck trailers or containers on rail cars or ships). As part of this restructuring, Landstar
Gemini transferred all of its then existing operations, including its independent contractors and agents, primarily to Landstar Ranger. Landstar Gemini now operates through 41 commission agents located in major Atlantic and Gulf ports and 449 independent contractors, who provide 503 tractors.
Landstar Gemini services include short, intermediate, and long haul of marine containers between all major continental United
States ports and inland points and intermodal drayage to and from all major railroads. Landstar Gemini's offices are located in Jacksonville, Florida adjacent to Landstar Ranger's offices. As of December 28, 1996, Landstar Gemini employed 35 persons, none of whom are represented by a collective bargaining unit.

LANDSTAR POOLE. Founded in 1950 and headquartered in Evergreen, Alabama, Landstar Poole owns or leases the majority of the tractors and employs most of the drivers used in its operations. In 1996, approximately 44% of Landstar Poole's revenue was generated through independent contractors. At
December 28, 1996, Landstar Poole's fleet consisted of over
1,400 tractors, of which 667 were provided by independent contractors. On December 18, 1996, the Company announced a plan to transfer the variable cost business component of Landstar Poole to Landstar Ranger and the disposal of 175
Landstar Poole company-owned tractors.  At December 28, 1996,
Landstar Poole operated over 1,850 dry vans and 680 flatbed trailers, including various specialty flatbed trailers almost all of which were company owned. Landstar Poole's primary service area is the eastern United States and routes between the eastern United States and Canada. Its principal traffic lanes are between the South and the Northeast, the South and the Midwest and the Midwest and the Northeast. Landstar
Poole's operating strategy is to provide a high level of service on short and medium length regional traffic lanes.
Landstar Poole has considerable experience in hauling specialized freight such as forest products, telephone poles and plate glass.

Landstar Poole's executive office, located in Evergreen, Alabama, contains office space for all administrative activities (dispatch, accounting, customer service and marketing) as well as facilities for equipment maintenance and storage. As of December 28, 1996, Landstar Poole employed 975 persons, including 744 employee drivers, none of whom are represented by a collective bargaining unit.

LANDSTAR T.L.C. In January 1995, Landstar T.L.C. purchased the business and net assets of T.L.C. Lines, Inc., a Missouri-based temperature-controlled and long-haul, time sensitive dry van carrier. At December 28, 1996, Landstar T.L.C.'s fleet consisted of approximately 680 tractors, of which 478 were provided by independent contractors. At December 28, 1996, Landstar T.L.C. operated over 1,100 dry and temperature controlled vans and 4 flatbed trailers, most of which were owned by Landstar T.L.C. Landstar T.L.C.'s primary service area is routes from the Northeast to the Western United
States. Landstar T.L.C.'s length of haul is generally longer than other Operating Subsidiaries due to their coast to coast regular routes. As of December 28, 1996, Landstar T.L.C.
employed 447 persons, including 328 employee drivers, none of whom are represented by a collective bargaining unit. On
December 18, 1996, the Company announced a plan to dispose of all of Landstar T.L.C.'s company-owned equipment and to merge
Landstar T.L.C. into Landstar Inway.

LANDSTAR LOGISTICS. Landstar Logistics provides customers with contract logistics and intermodal services. Landstar
Logistics offers contract logistics services to customers who seek distribution solutions to their transportation needs.
Contract logistics services provide customers with logistics support, single source alternatives, truck brokerage and other transportation solutions. Intermodal services primarily involves arranging for the movement of customers' goods by a combination of rail and truck throughout the United
States.  As of December 28, 1996, Landstar Logistics employed
46 persons, none of whom are represented by a collective bargaining unit.

LANDSTAR EXPRESS AMERICA.  Headquartered in Charlotte, North
Carolina, Landstar Express America provides emergency and expedited air freight and truck services throughout the United
States marketed through independent commission sales agents and delivered through independent contractors. Landstar
Express America's fleet consists of 229 cargo vans and straight trucks. As of December 28, 1996, Landstar Express
America employed 65 persons, none of whom are represented by a collective bargaining unit.

RMCS. RMCS is responsible for the development, implementation, and administration of consistent risk management policies and programs for all of the Operating
Subsidiaries. As of December 28, 1996, RMCS employed 12 persons, none of whom are represented by a collective bargaining unit.

LANDSTAR CORPORATE SERVICES, INC. LCSI, a Delaware corporation, is located in Jacksonville, Florida, and was formed on December 15, 1993. LCSI provides administrative support for Landstar Ranger, Landstar Gemini and Landstar
Logistics. As of December 28, 1996, LCSI employed 110 persons, none of whom are represented by a collective bargaining unit.

LANDSTAR CONTRACTOR FINANCING, INC. and LANDSTAR CAPACITY
SERVICES, INC.  LCFI and LCS, both Delaware corporations, are located in Shelton, Connecticut, and were formed in 1996. LCFI and LCS provide various services to independent contractors
                              15


including financing to purchase tractors and/or trailers, marketing of LCAPP and management of truckstop partnerships.
Substantially all of the loans provided by LCFI to owner-operators are secured by the equipment purchased by the owner-operators.

COMPETITION

Landstar competes primarily in the domestic transportation industry, focusing on the common and contract truckload segment. This segment has been characterized by significant change since the substantial economic deregulation of the trucking industry in 1980, which led to a rapid influx of small, often poorly capitalized truckload carriers and downward pressure on freight rates. Primarily because deregulation eliminated most route and commodity restrictions, the market for common and contract truckload services has grown as truckload carriers have attracted business from railroads, less-than-truckload carriers and private fleets.
The Company believes the truckload segment will continue to undergo significant consolidation and that the barriers to entry will become higher. These barriers include the capital-intensive nature of the business, purchasing economies available only to larger carriers, increasing customer demand for sophisticated information systems, rising insurance costs, greater customer demand for specialized services and the reluctance of certain shippers to do business with smaller carriers.

The transportation services business is extremely competitive and fragmented. Landstar competes primarily with other truckload carriers and independent contractors and, with respect to certain aspects of its business, intermodal transportation, railroads and less-than-truckload carriers.

Competition for the freight transported by the Company is based in the long term primarily on service and efficiency and, to a lesser degree, on freight rates alone. Competition has created downward pressure on the truckload industry's pricing structure. Management believes that Landstar's overall size and availability of a wide range of equipment, together with its geographically dispersed local independent agent network, present the Company with significant competitive advantages over many other truckload carriers.

The Company also competes with other motor carriers for the services of independent contractors and commission agents, contracts with whom are terminable upon short notice. The
Company's overall size, coupled with its reputation for good relations with agents and independent contractors, have enabled the Company to attract a sufficient number of qualified agents, independent contractors and drivers.

INSURANCE AND CLAIMS

Potential liability associated with accidents in the trucking industry is severe and occurrences are unpredictable.
                              16


Landstar retains liability up to $1,000,000 for each individual property, casualty and general liability claim, $500,000 for each workers' compensation claim and $250,000 for each cargo claim. The Company provides, on an actuarially determined basis, for the estimated cost of property, casualty and general liability claims reported and for claims incurred but not reported. Although Landstar has an active training and safety program, there can be no assurance that the frequency or severity of accidents or workers' compensation claims will not increase in the future, that there will not be unfavorable development of existing claims or that insurance premiums will not increase. A material increase in the frequency or severity of accidents or workers' compensation claims or the unfavorable development of existing claims can be expected to adversely affect Landstar's operating results.
Management believes that Landstar and the Operating
Subsidiaries realize significant savings in insurance premiums by retaining a larger amount of risk than might be prudent if any of the Operating Subsidiaries were stand-alone companies.

POTENTIAL CHANGES IN FUEL TAXES

From time to time, various legislative proposals are introduced to increase federal, state, or local taxes, including taxes on motor fuels. The Company cannot predict whether, or in what form, any increase in such taxes applicable to the Company will be enacted and, if enacted, whether or not the Company will be able to reflect the increases in prices to customers. Competition from non-trucking modes of transportation and from intermodal transportation would be likely to increase if state or federal taxes on fuel were to increase without a corresponding increase in taxes imposed upon other modes of transportation.

INDEPENDENT CONTRACTOR STATUS

From time to time various legislative or regulatory proposals are introduced at the federal or state levels to change the status of independent contractors classification as employees for either employment tax purposes (withholding, social security, Medicare and unemployment taxes) or other "benefits" available to employees. Currently, most individuals are classified as employees or independent contractors for employment tax purposes based on 20 "common-law" factors rather than any definition found in the Internal Revenue Code or Internal Revenue Service regulations. In addition, under
Section 530 of the Revenue Act of 1978, taxpayers that meet certain criteria may treat an individual as an independent contractor for employment tax purposes if they have been audited without being told to treat similarly situated workers as employees, or if they have received a ruling from the Internal Revenue Service or a court decision affirming their treatment, or if they are following a long-standing recognized practice.

Although management is unaware of any proposals currently
pending to change the employee/independent contractor
                              17


classification, the costs associated with potential changes, if any, in the employee/independent contractor classification could adversely affect Landstar's results of operations if Landstar were unable to reflect them in its fee arrangements with the independent contractors and agents or in the prices charged to its customers.

REGULATION

Each of the Operating Subsidiaries, is a motor carrier, which prior to January 1, 1995, were regulated by the Interstate
Commerce Commission (the "ICC") and is now regulated by the United States Department of Transportation (the "DOT") and by various state agencies. The DOT has broad powers, generally governing activities such as the regulation of, to a limited degree motor carrier operations, rates, accounting systems, periodic financial reporting and insurance. Subject to federal and state regulatory authorities or regulation, the Company may transport most types of freight to and from any point in the United States over any route selected by the Company. The trucking industry is subject to possible regulatory and legislative changes (such as increasingly stringent environmental regulations or limits on vehicle weight and size) that may affect the economics of the industry by requiring changes in operating practices or by changing the demand for common or contract carrier services or the cost of providing truckload services.

Congress deregulated transportation in 1994 by passage of the Trucking Industry Regulatory Reform Act of 1994 ("TIRRA") and the Federal Aviation Administration Authorization Act of 1994
("FAAAA"). TIRRA substantially eliminated entry procedures for interstate transportation and eliminated the ICC tariff filing requirements for virtually all common carriers. FAAAA required all states to substantially deregulate intrastate transportation as of January 1, 1995. In 1995, Congress enacted The Interstate Commerce Commission Termination Act and substantially eliminated certain of the functions of the ICC and transferred most functions to the DOT.

Landstar Ranger is subject to the Multi Employer Pension Plan
Amendments Act of 1980 ("MEPPA"), which could require Landstar
Ranger, in the event of withdrawal, to fund its proportionate share of the union sponsored plans', in which it participates, unfunded benefit obligation. Management believes that the liability, if any, for withdrawal from any or all of these plans would not have a material adverse effect on the financial condition of Landstar, but could have a material effect on the results of operations in a given quarter or year.

Landstar Poole has various underground storage tanks for diesel fuel. As a result, Landstar Poole is subject to regulations promulgated by the Environmental Protection Agency in 1988 with respect to underground fuel storage tanks. These regulations generally govern the design, construction and operation of underground storage tanks from installation to closure. For underground storage tanks in existence at the time the regulation were promulgated, the regulations require that such tanks be upgraded to meet specified standards concerning corrosion protection, spill or overfill protection and release detection on a phased timetable which began in 1989 and ends in 1998.

Interstate motor carrier operations are subject to safety requirements prescribed by the DOT. All of the Company's drivers are required to have national commercial driver's licenses and are subject to mandatory drug and alcohol testing. The DOT's national commercial driver's license and drug and alcohol testing requirement have not adversely affected the availability to the Company of qualified drivers.

SEASONALITY

Landstar's operations are subject to seasonal trends common to the trucking industry. Results of operations for the quarter ending in March are typically lower than the quarters ending in June, September and December due to reduced shipments and higher operating costs in the winter months.

EMPLOYEES

As of December 28, 1996, the Company and its subsidiaries employed 2,632 individuals. Approximately 200 Landstar
Ranger drivers are members of the Teamsters (See "Business -
Description of Operating Subsidiaries - Landstar Ranger.").
The Company considers relations with its employees to be good.


Item 2. - Properties

The Company leases its headquarters in Shelton, Connecticut of approximately 14,300 square feet, as well as the headquarters of Landstar Gemini, LCSI, Landstar Logistics and Landstar
Ranger together in Jacksonville, Florida of approximately
58,000 square feet, Landstar Inway in Rockford, Illinois of
approximately 29,000 square feet, and RMCS in Madisonville,
Kentucky of approximately 2,800 square feet, from third
parties.  Landstar Poole owns its headquarters located in
Evergreen, Alabama of approximately 20 acres, and Landstar
Ligon also owns its headquarters located in Madisonville,
Kentucky of approximately 73 acres.  Landstar Express America owns its headquarters in Charlotte, North Carolina, of
approximately 7,560 square feet and one terminal of
approximately 1,680 square feet.  Landstar T.L.C. owns its
headquarters located in St. Clair, Missouri of approximately
39,000 square feet on approximately 35 acres. The
restructuring plan, announced on December 18, 1996, included the planned sale of the Landstar T.L.C. headquarters and the relocation of the Shelton, Connecticut corporate office to
Jacksonville, Florida.
                              19


Management believes that Landstar's owned and leased properties are adequate for its current needs, and that leased properties can be retained or replaced at acceptable cost.


Item 3. - Legal Proceedings

In response to a breach of contract suit filed in January 1988 by Landstar Gemini in the Circuit Court, County of Genesee, in the state of Michigan against Vickie and Kevin Cresson, individually and doing business as V&C Trucking (the
"Defendants"), the Defendants, who are former agents and independent contractors of Landstar Gemini, have asserted breach of contract, tort and state antitrust law counterclaims against Landstar Gemini and other parties, including
EnviroSource, Landstar, Landstar Ranger and John B. Bowron, a director and executive officer of the Company. Defendants have claimed approximately $7,500,000 in actual damages
(subject to trebling) as well as punitive damages.

On October 24, 1996, the court rendered an opinion on the parties' cross-motions for summary judgment. The court granted Gemini's motion for summary judgment in its entirety and denied Defendants motion for summary judgment in its entirety. The court also granted Landstar Gemini's request for costs and reasonable attorney's fees. Defendants have appealed the judge's decision. The Company, believing that its defenses are and will continue to be deemed good and meritorious, will vigorously contest the appeal. Although a trial in this matter is now considerably less likely in light of the judges favorable rulings, any such trial would not likely occur before 1998.

The Company is routinely a party to litigation incidental to its business, primarily involving claims for personal injury and property damage incurred in the transportation of freight.
The Company maintains insurance which covers liability amounts in excess of retained liabilities from personal injury and property damages claims.


Item 4. - Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 1996.


                              Part II


Item 5. - Market for Registrant's Common Equity and Related Stockholder Matters

The Common Stock of the Company is quoted through the National
Association of Securities Dealers, Inc. National Market System
(the "NASDAQ National Market System") under the symbol "LSTR".
The following table sets forth the high and low reported sale prices for the Common Stock as quoted through the NASDAQ
National Market System for the periods indicated.
                              20


        Calendar Period                 1996 Market Price    1995 Market Price
        ---------------                 -----------------    -----------------
                                         High        Low      High         Low
          First Quarter                 $27 1/4  $21 3/4     $ 37 3/4  $    30
          Second Quarter                 30 5/8   23 1/4       32 1/4   21 1/4
          Third Quarter                  29 3/8   23 1/4       32 1/2   21 3/4
          Fourth Quarter                 27 1/4   21 1/2       30 1/2   22 1/4

The reported last sale price per share of the Common Stock as quoted through the NASDAQ National Market System on March 7, 1997 was $22.875 per share. As of such date, Landstar had 12,615,833 shares of Common Stock outstanding. As of March 7, 1997, the Company had 139 stockholders of record of its Common Stock. However, the Company estimates that it has a significantly greater number of stockholders of record because a substantial number of the Company's shares are held by broker or dealers for their customers in street name.

The Company has not within the past three years paid any cash dividends on the Common Stock, and does not intend to pay dividends on the Common Stock for the foreseeable future. The declaration and payment of any future dividends will be determined by the Company's Board of Directors, based on Landstar's results of operations, financial condition, cash requirements, certain corporate law requirements, restrictions under loan agreements and other factors deemed relevant. Landstar's ability to pay dividends on the Common Stock depends on LSHI's ability to pay dividends to Landstar. The Company's credit agreement limits the amount of dividends payable by LSHI to Landstar and thereby limits Landstar's ability to pay dividends on the Common Stock.


Item 6. - Selected Financial Data

The information required by this item is set forth under the caption "Selected Consolidated Financial Data" in Exhibit 13 attached hereto, and is incorporated by reference in this Annual Report on Form 10-K. This information is also included on page 38 of the Company's 1996 Annual Report to Shareholders.


Item 7. - Management's Discussion and Analysis of Financial
Condition and Results of Operations

The information required by this item is set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Exhibit 13 attached hereto, and is incorporated by reference in this Annual Report on Form 10-K. This information is also included on pages 21 to 25 of the Company's 1996 Annual Report to Shareholders.


Item 8. - Financial Statements and Supplementary Data
                              21

The information required by this item is set forth under the captions "Consolidated Balance Sheets", "Consolidated Statements of Income", "Consolidated Statements of Cash Flows", "Consolidated Statements of Changes in Shareholders' Equity", "Notes to Consolidated Financial Statements", "Independent Auditors' Report" and "Quarterly Financial Data" in Exhibit 13 attached hereto, and are incorporated by reference in this Annual Report on Form 10-K. This information is also included on pages 26 through 37 of the Company's 1996 Annual Report to Shareholders.


Item 9. - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.
                                Part III


Item 10. - Directors and Executive Officers of the Registrant

The information required by this Item concerning the Directors (and nominees for Directors) and Executive Officers of the Company is set forth under the captions "Election of Directors", "Directors of the Company", "Information Regarding Board of Directors and Committees", and "Executive Officers of the Company" on pages 2 through 8, and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" on page 16 of the Company's definitive Proxy Statement for its annual meeting of shareholders filed with the Securities and Exchange Commission pursuant to Regulation 14A, and is incorporated herein by reference.


Item 11. - Executive Compensation

The information required by this Item is set forth under the captions "Compensation of Directors and Executive Officers", "Summary Compensation Table", "Options Granted in Last Fiscal Year", "Fiscal Year End Option Values", "Report of the Compensation Committee on Executive Compensation", "Performance Comparison" and "Employment Contracts with Management" on pages 9 through 13 of the Company's definitive Proxy Statement for its annual meeting of shareholders filed with the Securities and Exchange Commission pursuant to Regulation 14A, and is incorporated herein by reference.


Item 12. - Security Ownership of Certain Beneficial Owners and Management

The information required by this Item is set forth under the caption "Security Ownership by Management and Others" on pages 14 through 17 of the Company's definitive Proxy Statement for its annual meeting of shareholders filed with the Securities and Exchange Commission pursuant to Regulation 14A, and is incorporated herein by reference.


Item 13. - Certain Relationships and Related Transactions

The information required by this Item is set forth under the caption "Indebtedness of Management" on page 11 of the Company's definitive Proxy
                              22

Statement for its annual meeting of shareholders filed with the Securities and Exchange Commission pursuant to Regulation 14A, and is incorporated herein by reference.

                                Part IV


Item 14. - Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)  (1)  Financial Statements

Financial statements of the Company and related notes thereto, together with the report thereon of KPMG Peat Marwick LLP dated February 12, 1997, are in Exhibit 13 attached hereto, and are incorporated by reference in this Annual Report on Form 10-K. This information is also included on pages 26 through 36 of the Company's 1996 Annual Report to Shareholders.

(2)  Financial Statement Schedules

The report of the Company's independent public accountants with respect to the financial statement schedules listed below appears on page 30 of this Annual Report on Form 10-K.

Schedule Number              Description                                   Page
---------------              -----------                                   ----
      I             Condensed Financial Information of Registrant
                     Parent Company Only Balance Sheet Information          S-1
      I             Condensed Financial Information of Registrant
                     Parent Company Only Statement of Income Information    S-2
      I             Condensed Financial Information of Registrant
                     Parent Company Only Statement of Cash
                      Flows Information                                     S-3
      II            Valuation and Qualifying Accounts
                     For the Fiscal Year Ended December 28, 1996            S-4
      II            Valuation and Qualifying Accounts
                     For the Fiscal Year Ended December 30, 1995            S-5
      II            Valuation and Qualifying Accounts
                     For the Fiscal Year Ended December 31, 1994            S-6

All other financial statement schedules not listed above have been omitted because the required information is included in the consolidated financial statements or the notes thereto, or is not applicable or required.

(3)  Exhibits

       The response to this portion of Item 14 is submitted as a separate section of this report (see "Exhibit Index").

THE COMPANY WILL FURNISH, WITHOUT CHARGE, TO ANY SHAREHOLDER OF THE COMPANY WHO SO REQUESTS IN WRITING, A COPY OF ANY EXHIBITS, AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION. ANY SUCH REQUEST SHOULD BE DIRECTED TO LANDSTAR SYSTEM, INC., ATTENTION: INVESTOR RELATIONS, FIRST SHELTON PLACE, 1000 BRIDGEPORT AVENUE, P.O. BOX 898, SHELTON, CONNECTICUT 06484-0898.

(b)  No reports on Form 8-K were filed during the last quarter of fiscal year
 1996.
                              23

                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             LANDSTAR SYSTEM, INC.

                               By:  Henry H. Gerkens
                                    ----------------------------------------
                                    Henry H. Gerkens
                                    Executive Vice President & Chief Financial
                                     Officer

                               By:  Robert C. LaRose
                                    ----------------------------------------
                                    Robert C. LaRose
                                    Vice President Finance & Treasurer
Date:  March 14, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

 Signature                      Title                               Date
 ---------                      -----                               ----
Jeffrey C. Crowe      Chairman of the Board, President &       March 14, 1997
-------------------    Chief Executive Officer, Principal
Jeffrey C. Crowe        Executive Officer

Henry H. Gerkens      Executive Vice President &               March 14, 1997
-------------------    Chief Financial Officer; Principal
Henry H. Gerkens        Financial Officer

Robert C. LaRose      Vice President Finance & Treasurer;
-------------------    Principal Accounting Officer            March 14, 1997
Robert C. LaRose

        *             Senior Vice President and Director       March 14, 1997
-------------------
John B. Bowron

        *                 Director                             March 14, 1997
-------------------
David G. Bannister

        *                 Director                             March 14, 1997
-------------------
Ronald W. Drucker

        *                 Director                             March 14, 1997
-------------------
Arthur J. Fritz, Jr.

        *                 Director                             March 14, 1997
-------------------
Merritt J. Mott
                              24

*   Michael L. Harvey     Attorney In Fact
----------------------
By: Michael L. Harvey

                             EXHIBIT INDEX
Form 10-K for fiscal year ended 12/28/96

Exhibit No.     Description
-----------     -----------

  (3)           Articles of Incorporation and Bylaws:

       3.1 Amended and Restated Certificate of Incorporation of the Company dated February 9, 1993 and Certificate of Designation of Junior Participating Preferred Stock. (Incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form S-1 (Registration No. 33-57174))

       3.2 The Company's Bylaws, as amended and restated on February 9, 1993. (Incorporated by reference to Exhibit 3.2 to the Registrant's Registration Statement on Form S-1 (Registration No. 33-57174))

  (4) Instruments defining the rights of security holders, including indentures:

       4.1 Specimen of Common Stock Certificate. (Incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-1 (Registration No. 33-57174))

       4.2 Credit Agreement, dated as of March 12, 1993, among LSHI, Landstar, the lenders named therein, and Chemical Bank, as agent (including the exhibits and schedules thereto). (Incorporated by reference to Exhibit 2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 27, 1993 (Commission File No. 0-21238))

       4.3 Amended and Restated Credit Agreement, dated as of October 7, 1994, among LSHI, Landstar, the lenders named therein, and Chemical Bank, as agent (including the exhibits and schedules thereto). (Incorporated by reference to Exhibit III to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 24, 1994 (Commission File No. 0-21238))

Form 10-K for fiscal year ended 12/28/96

Exhibit No.     Description
-----------     -----------

       4.4 First Amendment, dated as of October 4, 1995, to the Amended and Restated Credit Agreement, dated as of October 7, 1994, among LSHI, Landstar, the lenders named therein, and Chemical Bank, as agent.
(Incorporated by reference to Exhibit 4.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995 (Commission File No. 0-21238))

       4.5*     Second Amendment, dated as of March 1, 1996, to the Amended and
Restated Credit Agreement, dated as of October 7, 1994, among LSHI, Landstar, the lenders named therein, and Chemical Bank (n/k/a Chase Manhattan Bank), as agent.

      4.6 Stockholders Agreement, dated as of March 12, 1993, among KIA IV, ABSMB and the Company. (Incorporated by reference to Exhibit 4.9 of Amendment No. 3 to the Registrant's Registration Statement on Form S-1 (Registration No. 33-57174))

      4.7 Rights Agreement, dated as of February 10, 1993, between the Company and Chemical Bank, as Rights Agent. (Incorporated by reference to
Exhibit 4.14 of Amendment No. 1 to the Registrant's Registration Statement on Form S-1 (Registration No. 33-57174))

      4.8 The Company agrees to furnish copies of any instrument defining the rights of holders of long-term debt of the Company and its respective consolidated subsidiaries that does not exceed 10% of the total assets of the Company and its respective consolidated subsidiaries to the Securities and Exchange Commission upon request.

  (10)          Material Contracts:

      10.1+     Landstar System, Inc. 1993 Stock Option Plan.  (Incorporated by
reference to Exhibit 10.1 to the Registrant's Registration Statement on Form S-1 (Registration No. 33-67666))

      10.2+     LSHI Investors' Plan.  (Incorporated by reference to Exhibit
10.2 to the Registrant's Registration Statement on Form S-1 (Registration No. 33-57174))

      10.3 Directors' and Consulting Service Agreement, dated March 27, 1991, between Alex. Brown & Sons Incorporated and the Company. (Incorporated by reference to Exhibit 10.4 to the Registrant's Registration Statement on Form S-1 (Registration No. 33-57174))

      10.4 Management Services Agreement, dated March 27, 1991, between Kelso and the Company. (Incorporated by reference to Exhibit 10.5 to the Registrant's Registration Statement on Form S-1 (Registration No. 33-57174))

Form 10-K for fiscal year ended 12/28/96

Exhibit No.     Description
-----------     -----------

      10.5 Irrevocable Guaranty, dated as of March 30, 1992, among the Company, Kelso Insurance Services, Inc., and the American Telephone and Telegraph Company. (Incorporated by reference to Exhibit 10.6 to the Registrant's Registration Statement on Form S-1 (Registration No. 33-57174))

      10.6 Form of Indemnification Agreement between the Company and each of the directors and executive officers of the Company. (Incorporated by reference to Exhibit 10.7 of Amendment No. 1 to the Registrant's Registration Statement on Form S-1 (Registration No. 33-57174))

      10.7+     LSHI Management Incentive Compensation Plan.  (Incorporated by
reference to Exhibit 10.8 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 25, 1993 (Commission File No. 0-21238))

      10.8+     Landstar System, Inc. 1994 Director's Stock Option Plan.
(Incorporated by reference to Exhibit 99 to the Registrant's Registration Statement on Form S-8 filed July 5, 1995 (Registration No. 33-94304))

  (11)          Statement re Computation of Per Share Earnings:

      11.1*     Landstar System, Inc. and Subsidiary Calculation of Earnings
Per Share.

  (13)          Annual Report to Shareholders, Form 10-Q or Quarterly Report to
Shareholders:

      13.1*     Excerpts from the 1996 Annual Report to Shareholders.

Form 10-K for fiscal year ended 12/28/96

Exhibit No.     Description
-----------     -----------

  (21)          Subsidiaries of the Registrant:

      21.1*     List of Subsidiary Corporations of the Registrant.

  (23)          Consents of Experts and Counsel:

      23.1*     Consent of KPMG Peat Marwick LLP as Independent Auditors of the
Registrant.

  (24)          Power of Attorney

      24.1*     Powers of Attorney.

  (27)          Financial Data Schedule

      27.1*     Financial Data Schedule


___________________
+management contract or compensatory plan or arrangement
*Filed herewith.

                                   INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
Landstar System, Inc.:

Under date of February 12, 1997, we reported on the consolidated balance sheets of Landstar System, Inc. and subsidiary as of December 28, 1996 and December 30, 1995, and the related consolidated statements of income, changes in shareholders' equity and cash flows for the fiscal years ended December 28, 1996, December 30, 1995, and December 31, 1994, as contained in the 1996 annual report to shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1996. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedules as listed in Item 14 (a)(2). These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


KPMG Peat Marwick LLP


Stamford, Connecticut
February 12, 1997

                             LANDSTAR SYSTEM, INC. AND SUBSIDIARY
               SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                     PARENT COMPANY ONLY BALANCE SHEET INFORMATION
                    (Dollars in thousands, except per share amounts)

                                                 Dec. 28,          Dec. 30,
                                                   1996              1995
                                                 --------          --------
ASSETS
------

Investment in Landstar System Holdings, Inc.,
  net of advances                                $147,344          $128,179

Operating property, less accumulated
  amortization of $878 and $252                       626               435
                                                 --------          --------
Total assets                                     $147,970          $128,614
                                                 ========          ========

Liabilities and Shareholders' Equity
-----------------------------------

Long-term debt, including current
  maturities of $413 and $187                    $    413          $    218

Shareholders' equity:
  Common stock, $.01 par value, authorized
    20,000,000 shares, issued 12,882,874
     and 12,871,674 shares                            129               129
  Additional paid - in capital                     61,740            61,504
  Retained earnings                                87,655            68,730
  Cost of 94,041 shares of common
    stock in treasury                              (1,967)           (1,967)
                                                 --------          --------
    Total shareholders' equity                    147,557           128,396
                                                 --------          --------
Total liabilities and shareholders' equity       $147,970          $128,614
                                                 ========          ========

                          LANDSTAR SYSTEM, INC. AND SUBSIDIARY
               SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                  PARENT COMPANY ONLY STATEMENT OF INCOME INFORMATION
                    (Dollars in thousands, except per share amounts)

                                                    FISCAL YEAR ENDED
                                    -----------------------------------------------
                                      Dec. 28,          Dec. 30,           Dec. 31,
                                        1996              1995              1994
                                    ----------        ----------        -----------
Rental income                       $      682        $      323                  -

Amortization expense                      (626)             (252)                 -

Interest expense                           (56)              (71)                 -

Equity in undistributed earnings
  of Landstar System Holdings, Inc.     18,942            25,019        $    24,488

Income taxes                               (17)              (57)               (81)
                                    ----------        ----------        -----------
Net income                          $   18,925        $   24,962        $    24,407
                                    ==========        ==========        ===========

Earnings per share                  $     1.48        $     1.95        $      1.90
                                    ==========        ==========        ===========

Average number of common shares
   outstanding                      12,785,000        12,807,000        12,848,000
                                    ==========        ==========        ==========

                                    S-2

                          LANDSTAR SYSTEM, INC. AND SUBSIDIARY
               SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                  PARENT COMPANY ONLY STATEMENT OF CASH FLOWS INFORMATION
                                 (Dollars in thousands)

                                                       FISCAL YEAR ENDED
                                       -----------------------------------------------
                                         Dec. 28,          Dec. 30,           Dec. 31,
                                          1996              1995               1994
                                       ----------        ----------        -----------
Operating Activities
--------------------
Net income                             $   18,925        $   24,962        $    24,407
Adjustments to reconcile net income
 to net cash provided(used) by
  operating activities:
   Amortization of operating property         626               252                  -
   Equity in undistributed earnings of
    Landstar System Holdings, Inc.        (18,942)          (25,019)           (24,488)
   Decrease in other liabilities                -                 -               (216)
                                       ----------        ----------        ------------

Net Cash Provided (Used) By Operating
 Activities                                   609               195               (297)
                                       ----------        ----------        ------------
Investing Activities
--------------------
Additional investments in and advances
 to Landstar System Holdings, Inc., net      (223)            2,001                297
                                       ----------        ----------        ------------
Net Cash Provided (Used) By Investing
 Activities                                  (223)            2,001                297
                                       ----------        ----------        ------------

Financing Activities
--------------------
Principal payments on borrowings under
 capital lease obligations                   (622)            (469)                  -
Proceeds from sales of common stock           236                -                   -
Purchases of common stock                       -           (1,727)                  -
                                       ----------        ---------         ------------
Net Cash Used By Financing
 Activities                                  (386)          (2,196)                  -
                                       ----------        ---------         ------------

Change in cash                                  0                0                   0
Cash at beginning of period                     0                0                   0
                                       ----------        ---------         -----------
Cash at end of period                  $        0        $       0         $         0
                                       ==========        =========         ===========

                                    S-3

                         LANDSTAR SYSTEM, INC. AND SUBSIDIARY
                    SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                      FOR THE FISCAL YEAR ENDED DECEMBER 28, 1996
                                 (Dollars in thousands)

COL. A                     COL. B          COL. C                COL. D       COL. E
------                     ------          ------                ------       ------
                          Balance         Additions
                            at      --------------------------
                         Beginning  Charged to  Charged to                   Balance
                            of      Costs and   Other Accounts   Deductions  at End
Description               Period    Expenses    Describe         Describe(A) of Period
-----------              ---------  ----------  --------------   ----------  ---------
Allowance for doubtful
 accounts:
  Deducted from trade
   receivables             $ 6,923   $   1,667    $         -      $ (2,064)   $ 6,526
  Deducted from other
   receivables               4,205       3,084              -        (2,899)     4,390
  Deducted from other non-
   current receivables           0          17              -             -         17
                           -------   ---------    -----------      --------    -------
                           $11,128   $   4,768    $         -      $ (4,963)   $10,933
                           =======   =========    ===========      ========    =======

(A) Write-offs, net of recoveries.
                                    S-4

                         LANDSTAR SYSTEM, INC. AND SUBSIDIARY
                    SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                      FOR THE FISCAL YEAR ENDED DECEMBER 30, 1995
                                 (Dollars in thousands)

COL. A                     COL. B          COL. C                COL. D        COL. E
------                     ------          ------                ------        ------
                          Balance         Additions
                            at      --------------------------
                         Beginning  Charged to  Charged to                    Balance
                            of      Costs and   Other Accounts   Deductions   at End
Description               Period    Expenses    Describe (A)     Describe     of Period
-----------              ---------  ----------  --------------   ----------   ---------
Allowance for doubtful
 accounts:
  Deducted from trade
   receivables             $ 4,136   $   3,755    $     1,105      $ (2,073)    $ 6,923
  Deducted from other
   receivables               3,662       2,477             95        (2,029)      4,205
                           -------   ---------    -----------      --------     -------
                           $ 7,798   $   6,232    $     1,200      $ (4,102)(B) $11,128
                           =======   =========    ===========      ========     =======

(A) Amounts in this column represent opening balances from new businesses acquired during 1995.

(B) Write-offs, net of recoveries.
                                    S-5

                         LANDSTAR SYSTEM, INC. AND SUBSIDIARY
                    SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                      FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994
                                 (Dollars in thousands)

COL. A                   COL. B          COL. C                COL. D       COL. E
------                   ------          ------                ------       ------
                        Balance         Additions
                          at      --------------------------
                       Beginning  Charged to  Charged to                   Balance
                          of      Costs and   Other Accounts   Deductions  at End
Description             Period    Expenses    Describe (A)     Describe    of Period
-----------            ---------  ----------  --------------   ----------  ---------
Allowance for doubtful
 accounts:
  Deducted from trade
   receivables           $ 3,150   $   1,867    $      (184)   $   (697)     $ 4,136
  Deducted from other
   receivables             2,169       1,708            243        (458)       3,662
  Deducted from other
   non-current receivables    81           -              -         (81)           -
                         -------   ---------    -----------    --------      -------
                         $ 5,400   $   3,575    $        59    $ (1,236)(B)  $ 7,798
                         =======   =========    ===========    ========      =======

(A) Amounts in this column represent recoveries and reclassifications from trade receivables to other receivables.

(B) Write-offs.
                                    S-6