Form 10-Q
period 1997-03-29
LANDSTAR SYSTEM INC
filed 1997-05-13
CIK 853816

                              UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C.  20549

                                FORM 10-Q

(Mark One)
[  X  ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934

For the quarterly period ended March 29, 1997

                              or

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

                                             Yes  (  X  )      No  (    )

The number of shares of the registrant's Common Stock, par value $.01 per share, outstanding as of the close of business on May 8, 1997 was 12,616,833.

                                    PART I

                            FINANCIAL INFORMATION


                        Item 1.  Financial Statements

     The interim consolidated financial statements contained herein reflect all adjustments (all of a normal, recurring nature) which, in the opinion of management, are necessary for a fair statement of the financial condition, results of operations, cash flows and changes in shareholders' equity for the periods presented. They have been prepared in accordance with Rule 10-01 of Regulation S-X and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the thirteen weeks ended March 29, 1997 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 27, 1997.

     These interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's 1996 Annual Report on Form 10-K.


                                    Index


Item 1

Consolidated Balance Sheets as of March 29, 1997
  and December 28, 1996 ................................................ Page 3

Consolidated Statements of Income for the Thirteen Weeks
  Ended March 29, 1997 and March 30, 1996 .............................. Page 4

Consolidated Statements of Cash Flows for the Thirteen Weeks
  Ended March 29, 1997 and March 30, 1996 .............................. Page 5

Consolidated Statement of Changes in Shareholders'
  Equity for the Thirteen Weeks Ended March 29, 1997 ................... Page 6

Notes to Consolidated Financial Statements.............................. Page 7

Item 2

Management's Discussion and Analysis of
  Financial Condition and Results of Operations......................... Page 8

				LANDSTAR SYSTEM, INC. AND SUBSIDIARY
                              CONSOLIDATED BALANCE SHEETS
                   (Dollars in thousands, except per share amounts)
                                     (Unaudited)


                                                                   March 29,      December 28,
                                                                     1997             1996
                                                                 -------------    ------------
ASSETS
Current assets:
   Cash                                                            $   8,022      $     4,187
   Trade accounts receivable, less allowance of $6,496               157,992          176,892
      and $6,526
   Other receivables, including advances to independent
      contractors, less allowance of $4,551 and $4,390                16,057           10,740
   Inventories                                                         1,522            1,785
   Prepaid expenses and other current assets                           8,987            7,319
                                                                   ----------     -----------
                    Total current assets                             192,580          200,923
                                                                   ----------     -----------
Operating property, less accumulated depreciation
   and amortization of $49,422 and $50,223                           100,307          105,564
Goodwill, less accumulated amortization of $7,520 and $7,087          54,693           55,126
Deferred income taxes and other assets                                 8,406            9,188
                                                                   ----------     -----------
Total assets                                                       $ 355,986      $   370,801
                                                                   ==========     ===========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Cash overdraft                                                  $   8,187      $    13,488
   Accounts payable                                                   49,420           39,901
   Current maturities of long-term debt                               20,568           23,241
   Estimated insurance claims                                         26,477           25,328
   Other current liabilities                                          29,335           28,312
                                                                   ----------     -----------
                    Total current liabilities                        133,987          130,270
                                                                   ----------     -----------
Long-term debt, excluding current maturities                          48,941           67,155
Estimated insurance claims                                            26,340           25,819

Shareholders' equity:
   Common stock, $.01 par value, authorized 20,000,000
      shares, issued 12,889,874 shares and 12,882,874 shares              129             129
   Additional paid-in capital                                          61,886          61,740
   Retained earnings                                                   90,660          87,655
   Cost of 273,041 and 94,041 shares of common stock in treasury       (5,957)         (1,967)
                                                                   ----------     -----------
                    Total shareholders' equity                        146,718         147,557
                                                                   ----------     -----------
Total liabilities and shareholders' equity                         $  355,986     $   370,801
                                                                   ==========     ===========
See accompanying notes to consolidated financial statements.
                                          3

                          LANDSTAR SYSTEM, INC. AND SUBSIDIARY
                           CONSOLIDATED STATEMENTS OF INCOME
                    (Dollars in thousands, except per share amounts)
                                     (Unaudited)




                                                                      Thirteen Weeks Ended
                                                                     -----------------------
                                                                      March 29,    March 30,
                                                                         1997        1996
                                                                     ----------   ----------
Revenue                                                              $  305,558   $  295,477
Costs and expenses:
    Purchased transportation                                            215,122      200,213
    Drivers' wages and benefits                                           8,145       11,505
    Fuel and other operating costs                                       13,163       17,778
    Insurance and claims                                                  9,331        9,797
    Commissions to agents and brokers                                    22,719       18,767
    Selling, general and administrative                                  24,166       24,070
    Depreciation and amortization                                         5,114        6,014
    Restructuring costs                                                   1,179
                                                                     ----------   ----------
         Total costs and expenses                                       298,939      288,144
                                                                     ----------   ----------
Operating income                                                          6,619        7,333
Interest and debt expense, net                                            1,439        1,922
                                                                     ----------   ----------
Income before income taxes                                                5,180        5,411
Income taxes                                                              2,175        2,257
                                                                     ----------   ----------
Net income                                                           $    3,005   $    3,154
                                                                     ==========   ==========
Earnings per share                                                   $     0.24   $     0.25
                                                                     ==========   ==========
Average number of common shares outstanding                          12,726,000   12,779,000
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

                                          4

                                  LANDSTAR SYSTEM, INC. AND SUBSIDIARY
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (Dollars in thousands)
                                              (Unaudited)

                                                                       Thirteen Weeks Ended
                                                                   ---------------------------
                                                                     March 29,      March 30,
                                                                       1997           1996
                                                                   -----------     -----------
OPERATING ACTIVITIES
     Net income                                                    $    3,005      $    3,154
     Adjustments to reconcile net income to net cash provided
        by operating activities:
          Depreciation and amortization of operating property           4,579           5,479
          Amortization of goodwill and non-competition agreements         535             535
          Non-cash interest charges                                        66              66
          Provisions for losses on trade and other accounts
               receivable                                                 622             811
          Gains on sales of operating property                           (762)         (1,132)
          Deferred income taxes, net                                       76              58
          Changes in operating assets and liabilities:
                 Decrease (increase) in trade and other
                     accounts receivable                               12,961          (7,519)
                 Decrease (increase) in inventories,
                     prepaid expenses and other assets                   (867)            182
                 Increase in accounts payable and
                     other liabilities                                 10,542           4,681
                 Increase in estimated insurance claims                 1,670             847
                                                                   -----------     -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                              32,427           7,162
                                                                   -----------     -----------
INVESTING ACTIVITIES
     Purchases of operating property                                   (4,289)         (2,178)
     Proceeds from sales of operating property                          5,729           3,260
                                                                   -----------     -----------
NET CASH PROVIDED BY INVESTING ACTIVITIES                               1,440           1,082
                                                                   -----------     -----------
FINANCING ACTIVITIES
     Borrowings under revolving credit facility                                         7,000
     Decrease in cash overdraft                                        (5,301)         (4,110)
     Proceeds from exercise of stock options and
       related income tax benefit                                         146              37
     Purchases of common stock                                         (3,990)
     Principal payments on long-term debt and capital lease
        obligations                                                   (20,887)         (9,949)
                                                                   -----------     -----------
NET CASH USED BY FINANCING ACTIVITIES                                 (30,032)         (7,022)
                                                                   -----------     -----------
Increase in cash                                                        3,835           1,222
Cash at beginning of period                                             4,187           3,415
                                                                   -----------     -----------
Cash at end of period                                              $    8,022      $    4,637
                                                                   ===========     ===========
See accompanying notes to consolidated financial statements.
                                          5

                                  LANDSTAR SYSTEM, INC. AND SUBSIDIARY
                                   CONSOLIDATED STATEMENT OF CHANGES
                                       IN SHAREHOLDERS' EQUITY
                                    Thirteen Weeks Ended March 29, 1997
                                          (Dollars in thousands)
                                                (Unaudited)

                                                                  Treasury Stock
                                Common Stock   Additional            at Cost
                            ------------------  Paid-In  Retained ----------------
                              Shares    Amount  Capital  Earnings  Shares  Amount    Total
                            ---------- ------- --------- -------- -------- -------  ---------

Balance December 28, 1996   12,882,874 $  129   $61,740  $87,655   94,041  $(1,967) $147,557

Purchases of common stock                                         179,000   (3,990)   (3,990)

Exercise of stock options
  and related income tax
   benefit                       7,000              146                                  146

Net income                                                 3,005                       3,005
                            ---------- -------  -------- -------- -------- -------- ---------

Balance March 29, 1997      12,889,874 $  129   $61,886  $90,660  273,041  $(5,957) $146,718
                            ========== =======  ======== ======== ======== ======== =========

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


(1)   Income Taxes

      The provisions for income taxes for both the 1997 and 1996 thirteen week periods were based on an estimated combined full year effective income tax rate of approximately 42%, which is higher than the statutory federal income tax rate, primarily as a result of state income taxes, amortization of certain goodwill and the meals and entertainment exclusion.

(2)   Earnings Per Share

      Earnings per share amounts were based on the weighted average number of common shares outstanding.

(3)   Additional Cash Flow Information

      During the 1997 period, Landstar paid income taxes and interest of $813,000 and $1,719,000, respectively, and did not acquire any property by entering into capital leases. During the 1996 period, Landstar paid income taxes and interest of $1,688,000 and $1,795,000, respectively, and acquired operating property by entering into capital leases in the amount of $8,659,000.

(4)   Commitments and Contingencies

      At March 29, 1997, Landstar had commitments for letters of credit outstanding in the amount of $21,469,000, primarily as collateral for estimated insurance claims.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the attached interim consolidated financial statements and notes thereto, and with the Company's audited financial statements and notes thereto for the fiscal year ended December 28, 1996 and Management's Discussion and Analysis of Financial Condition and Results of Operations, included in the Annual Report to Shareholders.

                          RESULTS OF OPERATIONS

Landstar System, Inc. and its subsidiary, Landstar System Holdings, Inc. ("Landstar" or the "Company") provide transportation services to a variety of market niches throughout the United States and to a lesser extent in Canada and between the United States and Canada and Mexico through its operating subsidiaries. The Company provides truckload transportation, intermodal transportation services, expedited air and surface transportation and contract logistics services.

The Company provides truckload and expedited surface transportation through independent contractors, and to a lesser extent company-owned equipment driven by company-employed drivers. The Company's intermodal and expedited air transportation services primarily involve arranging for the movement of customer's goods by a combination of rail or air and truck. Both the railroads and air cargo carriers used by the Company in its intermodal and expedited air operations are independent contractors. Contract logistics services include single source alternatives, truck brokerage and other transportation solutions for large customers. The Company markets its transportation services and provides local operating support primarily through a network of independent commission sales agents.

A significant portion of the Company's operating costs vary directly with revenue which is attributable to the use of independent contractors and independent commission sales agents. Purchased transportation represents the amount an independent contractor is paid to haul freight and is primarily based on a contractually agreed upon percentage of revenue generated by the haul for truck operations. Purchased transportation for the intermodal and expedited air operations is based on a contractually agreed-upon fixed rate. Purchased transportation as a percentage of revenue for the intermodal operations is normally higher than that of Landstar's other transportation services. Purchased transportation is the largest component of costs and expenses and, on a consolidated basis, increases or decreases in proportion to the revenue generated through independent contractors. Commissions to agents and brokers are primarily based on contractually agreed upon percentages of revenue or contractually agreed upon percentages of gross profit. Commissions to agents and brokers as a percentage of consolidated revenue will vary directly with the revenue generated through independent commission sales agents. Both purchased transportation and commissions to agents and brokers generally will also increase or decrease as a percentage of the Company's consolidated revenue if there is a change in the percentage of revenue contributed by intermodal operations or expedited air operations or through company-employed drivers.

Drivers' wages and benefits represent the amount Landstar employee drivers are compensated.  Employee drivers are compensated primarily on a cents per
                                          8
mile driven basis. Drivers' wages and benefits as a percentage of consolidated revenue generally will vary only if there is a change in the revenue contribution generated through independent contractors or a change in Landstar's rate of employee driver pay or benefit structure.

The Company's intention is to continue its expansion of truckload capacity provided by independent contractors and to reduce its truckload capacity provided by company-owned equipment and company-employed drivers. It is also the Company's intention to favor independent commission sales agent locations over company-owned and operated locations. Historically, the intermodal operations and a portion of the company-owned equipment operations have principally utilized a company employee sales structure and to a lesser degree, independent commission sales agents. During 1996, management completed the process of converting the majority of the company-owned sales locations to independent commission sales agent locations. Accordingly, purchased transportation and commissions to agents and brokers are anticipated to increase as a percentage of total consolidated revenue and drivers' wages and benefits are anticipated to decline as a percentage of total consolidated revenue over time.

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

The cost of fuel, including fuel taxes, is the largest component of fuel and other operating costs. Changes in prevailing prices of fuel or increases in fuel taxes can significantly affect the operating results of the company-owned equipment operations. Also included in fuel and other operating costs are costs of equipment maintenance paid to third parties and the operating costs of Company terminals. Effective August 1, 1996, Landstar closed all but one of its Company terminals, including those that had functioned as Landstar Centers. The closings were part of the Company's strategy to reduce its fixed cost elements.

Employee compensation and benefits account for more than half of the Company's selling, general and administrative expense. Other significant components of selling, general and administrative expense are data processing expense, communications costs and rent expense.

The following table sets forth the percentage relationships of expense items to revenue for the periods indicated:

                                                                    Thirteen Weeks Ended
                                                                   -----------------------
                                                                   March 29,     March 30,
                                                                      1997         1996
                                                                   ----------   ----------
Revenue                                                               100.0%       100.0%

Costs and expenses:
    Purchased transportation                                           70.4%        67.8%
    Drivers' wages and benefits                                         2.7%         3.9%
    Fuel and other operating costs                                      4.3%         6.0%
    Insurance and claims                                                3.0%         3.3%
    Commissions to agents and brokers                                   7.4%         6.4%
    Selling, general and administrative                                 7.9%         8.1%
    Depreciation and amortization                                       1.7%         2.0%
    Restructuring costs                                                 0.4%           -
                                                                     -------      -------
            Total costs and expenses                                   97.8%        97.5%
                                                                      -------      -------
Operating income                                                        2.2%         2.5%
Interest and debt expense, net                                          0.5%         0.7%
                                                                      -------      -------
Income before income taxes                                              1.7%         1.8%
Income taxes                                                            0.7%         0.7%
                                                                      -------      -------
Net income                                                              1.0%         1.1%
                                                                      =======      =======

THIRTEEN WEEKS ENDED MARCH 29, 1997 COMPARED TO THIRTEEN WEEKS
ENDED MARCH 30, 1996

Revenue for the 1997 thirteen week period was $305,558,000, an increase of $10,081,000, or 3.4%, over the 1996 thirteen week period. The increase was primarily attributable to an increase in revenue per revenue mile (price) of approximately 4%, which reflected improved freight quality. An increase in revenue miles (volume) generated through independent contractors was offset by a decline in revenue miles generated through company-owned equipment, which reflected a planned reduction in company-owned tractors. In the 1997 period, revenue generated through independent contractors, including railroads and air cargo carriers, was 92.9% of total consolidated revenue compared with 88.7% in the 1996 period.

Purchased transportation was 70.4% of revenue in 1997 compared with 67.8% in 1996. Drivers' wages and benefits were 2.7% of revenue in 1997 compared with 3.9% in 1996. Fuel and other operating costs were 4.3% of revenue in 1997 compared with 6.0% in 1996. The increase in purchased transportation and decrease in drivers' wages and benefits and fuel and other operating costs as a percentage of revenue was primarily attributable to an increase in the percentage of revenue generated through independent contractors which reflected the reduction in company-owned equipment in accordance with a previously announced restructuring plan.

The decrease in fuel and other operating costs as a percentage of revenue was also attributable to reduced terminal and maintenance costs, partially offset by increased trailer costs. Insurance and claims were 3.0% of revenue in 1997 compared with 3.3% in 1996. The favorable variance to prior year was primarily due to lower third party premiums. Commissions to agents and brokers were 7.4% of revenue in 1997 compared with 6.4% in 1996, primarily due to an increased percentage of revenue generated through independent commission sales agents, which reflected the conversion of company-owned sales locations to independent commission sales agent locations. Selling, general and administrative costs were 7.9% of revenue in 1997 compared with 8.1% of revenue in 1996, primarily due to increased revenue, partially offset by an increased provision for bonuses under the Company's management incentive compensation plan.

Depreciation and amortization was 1.7% of revenue in 1997 compared with 2.0% in 1996, primarily due to a decrease in the number of company-owned tractors.

During the fourth quarter of 1996, the Company announced a plan to restructure its Landstar T.L.C., Inc. ("Landstar T.L.C.") and Landstar Poole, Inc. ("Landstar Poole") operations, in addition to the relocation of its Shelton, Connecticut corporate office headquarters to Jacksonville, Florida in the second quarter of 1997. The Landstar Poole restructuring plan included the transfer of the variable cost business component of Landstar Poole to Landstar Ranger, Inc. and the disposal of 175 company-owned tractors. The Landstar T.L.C. restructuring plan included the merger of Landstar T.L.C. into Landstar Inway, Inc. and the disposal of all the company-owned tractors. During the first quarter of 1997, the Company incurred $1,179,000 of such restructuring costs.

The provisions for income taxes for both the 1997 and 1996 thirteen week periods were both based on an estimated full year combined effective income tax rate of approximately 42%, which is higher than the statutory federal income tax rate primarily as a result of state income taxes, amortization of certain goodwill and the meals and entertainment exclusion.

Net income was $3,005,000, or $0.24 per share, in the 1997 period, compared with $3,154,000, or $0.25 per share, in the 1996 period. Excluding restructuring costs, 1997 net income would have been $3,689,000, or $0.29 per share.

CAPITAL RESOURCES AND LIQUIDITY

Shareholders' equity decreased to $146,718,000 at March 29, 1997, compared with $147,557,000 at December 28, 1996, which reflected the repurchase of 179,000 shares of common stock, at an aggregate cost of $3,990,000, partially offset by the net income for the period. However, shareholders' equity increased to 67.9% of total capitalization at March 29, 1997 compared with 62.0% at December 28, 1996, as a result of reduced borrowings on the acquisition line of the senior credit facility and reduced capital lease obligations.

Working capital and the ratio of current assets to current liabilities were $58,593,000 and 1.44 to 1, respectively, at March
29, 1997, compared with $70,653,000 and 1.54 to 1, respectively, at December 28, 1996. Landstar has historically operated with a current ratio of approximately 1.5 to 1. Cash provided by operating activities was $32,427,000 in the 1997 thirteen week period compared with $7,162,000 in the 1996 thirteen week period. The increase in cash flow provided by operating activities was primarily attributable to the timing of cash collections and payments. During the 1997 thirteen week period, Landstar purchased $4,289,000 of operating property and did not acquire any operating property by entering into capital leases. Landstar plans to acquire approximately $10,700,000 of operating property during the remainder of fiscal year 1997 either by purchase or lease financing.

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

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("FAS") No. 128, "Earnings per Share." This statement, effective for financial statements issued for periods ending after December 15, 1997, replaces the presentation of primary earnings per share, currently required under Accounting Principals Board Opinion 15 "Earnings
Per Share" ("APB 15"), with a presentation of basic earnings per share.
Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. FAS No. 128 also requires the dual presentation of basic earnings per share and diluted earnings per share on the face of the income statement. Management believes that, upon the adoption of this statement, basic earnings per share will not differ from primary earnings per share calculated in accordance with APB 15 and diluted earnings per share will not be materially different from the basic earnings per share given the current market value of the Company's common stock and the current structure of its stock compensation plans.

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

On October 24, 1996, the court rendered an opinion on the parties' cross-motions for summary judgment. The court granted Landstar Gemini's motion for summary judgment in its entirety and denied Defendants motion for summary judgment in its entirety. The court also granted Landstar Gemini's request for costs and reasonable attorney's fees. Defendants have appealed the judge's decision, which to date, have been denied. Further appeals may ensue at the close of the actions brought by Landstar Gemini which remain pending. The Company, believing that its defenses are and will continue to be deemed good and meritorious, will vigorously contest any such appeal. Although a trial in this matter is now considerably less likely in light of the judges favorable rulings, any such trial would not likely occur before 1998.

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

(b)      Form 8-K

         No reports on Form 8-K were filed by the Registrant during the thirteen week period ended March 29, 1997.


                              EXHIBIT INDEX

Registrant's Commission File No.: 0-21238

Exhibit No.       Description
------------       -----------

    (4) Instruments defining the rights of security holders, including indentures:

         (4.1)* Amendment, dated February 28, 1997, to the Credit Agreement, dated October 7, 1994, among Landstar System Holdings, Inc., Landstar System, Inc., the lenders named therein, and Chase Manhattan Bank, as agent.

   (11)           Statement re: Computation of Per Share Earnings:

        (11.1)* Statement re: Computation of Per Share Earnings for the Thirteen Weeks ended March 29, 1997 and March 30, 1996.

(27)           Statement re: Financial Data Schedule:

        (27  )*   Statement re: Financial Data Schedule

__________________
* Filed herewith

                                     SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          LANDSTAR SYSTEM, INC.



Date:     May 8, 1997                     Henry H. Gerkens
                                          ----------------------------
                                          Henry H. Gerkens
                                          Executive Vice President and
                                          Chief Financial Officer;
                                          Principal Financial Officer



Date:     May 8, 1997                     Robert C. LaRose
                                          ----------------------------
                                          Robert C. LaRose
                                          Vice President Finance and Treasurer;
                                          Principal Accounting Officer