Form 10-Q
period 1997-06-28
LANDSTAR SYSTEM INC
filed 1997-08-08
CIK 853816

                              UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C.  20549

                                FORM 10-Q

(Mark One)
[  X  ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934

For the quarterly period ended June 28, 1997

                              or

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

4160 Woodcock Drive, Jacksonville, Florida
                 (Address of principal executive offices)

                                   32207
                                   (Zip Code)

                                 (904) 390-1234
             (Registrant's telephone number, including area code)

First Shelton Place, 1000 Bridgeport Avenue, Shelton, Connecticut
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                             Yes  (  X  )      No  (    )

The number of shares of the registrant's Common Stock, par value $.01 per share, outstanding as of the close of business on August 7, 1997 was 12,623,933. ,

                                    PART I

                            FINANCIAL INFORMATION


                        Item 1.  Financial Statements

     The interim consolidated financial statements contained herein reflect all adjustments (all of a normal, recurring nature) which, in the opinion of management, are necessary for a fair statement of the financial condition, results of operations, cash flows and changes in shareholders' equity for the periods presented. They have been prepared in accordance with Rule 10-01 of Regulation S-X and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the twenty-six and thirteen weeks ended June 28, 1997 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 27, 1997.

     These interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's 1996 Annual Report on Form 10-K.


                                    Index


Item 1

Consolidated Balance Sheets as of June 28, 1997
  and December 28, 1996 ................................................ Page 3

Consolidated Statements of Income for the Twenty-Six and Thirteen Weeks
  Ended June 28, 1997 and June 29, 1996 ................................ Page 4

Consolidated Statements of Cash Flows for the Twenty-Six Weeks
  Ended June 28, 1997 and June 29, 1996 ................................ Page 5

Consolidated Statement of Changes in Shareholders'
  Equity for the Twenty-Six Weeks Ended June 28, 1997 .................. Page 6

Notes to Consolidated Financial Statements.............................. Page 7

Item 2

Management's Discussion and Analysis of
  Financial Condition and Results of Operations......................... Page 8

                          LANDSTAR SYSTEM, INC. AND SUBSIDIARY
                              CONSOLIDATED BALANCE SHEETS
                   (Dollars in thousands, except per share amounts)
                                     (Unaudited)

                                                                    June 28,      December 28,
                                                                      1997              1996
                                                                 -------------    ------------
ASSETS
Current assets:
   Cash                                                           $    3,612      $     4,187
   Short-term investments                                              3,324
   Trade accounts receivable, less allowance of $6,285               169,548          176,892
      and $6,526
   Other receivables, including advances to independent
      contractors, less allowance of $4,970 and $4,390                15,335           10,740
   Inventories                                                         1,161            1,785
   Prepaid expenses and other current assets                           9,321            7,319
                                                                  -----------     -----------
                    Total current assets                             202,301          200,923
                                                                  -----------     -----------
Operating property, less accumulated depreciation
   and amortization of $48,708 and $50,223                            95,854          105,564
Goodwill, less accumulated amortization of $7,953 and $7,087          54,260           55,126
Deferred income taxes and other assets                                 8,387            9,188
                                                                  -----------     -----------
Total assets                                                      $  360,802      $   370,801
                                                                  ===========     ===========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Cash overdraft                                                 $   15,863      $    13,488
   Accounts payable                                                   50,202           39,901
   Current maturities of long-term debt                               17,767           23,241
   Estimated insurance claims                                         27,976           25,328
   Other current liabilities                                          23,176           28,312
                                                                  -----------     -----------
                    Total current liabilities                        134,984          130,270
                                                                  -----------     -----------
Long-term debt, excluding current maturities                          43,998           67,155
Estimated insurance claims                                            28,499           25,819

Shareholders' equity:
   Common stock, $.01 par value, authorized 20,000,000
      shares, issued 12,895,974 shares and 12,882,874 shares             129              129
   Additional paid-in capital                                         62,049           61,740
   Retained earnings                                                  97,100           87,655
   Cost of 273,041 and 94,041 shares of common stock in treasury      (5,957)          (1,967)
                                                                  -----------     -----------
                    Total shareholders' equity                       153,321          147,557
                                                                  -----------     -----------
Total liabilities and shareholders' equity                        $  360,802      $   370,801
                                                                  ===========     ===========
See accompanying notes to consolidated financial statements.
                                          3

                          LANDSTAR SYSTEM, INC. AND SUBSIDIARY
                           CONSOLIDATED STATEMENTS OF INCOME
                    (Dollars in thousands, except per share amounts)
                                     (Unaudited)




                                              Twenty-Six Weeks Ended           Thirteen Weeks Ended
                                             -----------------------        -----------------------
                                               June 28,      June 29,         June 28,     June 29,
                                                 1997          1996             1997         1996
                                             ----------   ----------        ----------   ----------
Revenue                                      $  639,240   $  624,589        $  333,682    $ 329,112
Costs and expenses:
    Purchased transportation                    447,069      425,229           231,947      225,016
    Drivers' wages and benefits                  15,250       22,730             7,105       11,225
    Fuel and other operating costs               25,755       37,292            12,592       19,514
    Insurance and claims                         23,791       17,756            14,460        7,959
    Commissions to agents and brokers            47,705       40,661            24,986       21,894
    Selling, general and administrative          46,921       47,269            22,755       23,199
    Depreciation and amortization                10,443       12,201             5,329        6,187
    Restructuring costs                           3,164                          1,985
                                             ----------   ----------        ----------   ----------
         Total costs and expenses               620,098      603,138           321,159      314,994
                                             ----------   ----------        ----------   ----------
Operating income                                 19,142       21,451            12,523       14,118
Interest and debt expense, net                    2,861        3,973             1,422        2,051
                                             ----------   ----------        ----------   ----------
Income before income taxes                       16,281       17,478            11,101       12,067
Income taxes                                      6,836        7,310             4,661        5,053
                                             ----------   ----------        ----------   ----------
Net income                                   $    9,445   $   10,168        $    6,440   $    7,014
                                             ==========   ==========        ==========   ==========
Earnings per share                           $     0.75   $     0.80        $     0.51   $     0.55
                                             ==========   ==========        ==========   ==========
Average number of common shares outstanding  12,672,000   12,781,000        12,618,000   12,783,000
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

                                          4

                                 LANDSTAR SYSTEM, INC. AND SUBSIDIARY
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (Dollars in thousands)
                                              (Unaudited)

                                                                     Twenty-Six Weeks Ended
                                                                   ---------------------------
                                                                      June 28,       June 29,
                                                                        1997           1996
                                                                   -----------     -----------
OPERATING ACTIVITIES
     Net income                                                    $    9,445      $   10,168
     Adjustments to reconcile net income to net cash provided
        (used) by operating activities:
          Depreciation and amortization of operating property           9,372          11,113
          Amortization of goodwill and non-competition agreements       1,071           1,088
          Non-cash interest charges                                       132             132
          Provisions for losses on trade and other accounts
               receivable                                               1,476           1,361
          Gains on sales of operating property                         (1,502)         (1,183)
          Deferred income taxes, net                                    1,299            (176)
          Changes in operating assets and liabilities:
                 Decrease (increase) in trade and other
                     accounts receivable                                1,273         (23,032)
                 Increase in inventories,
                     prepaid expenses and other assets                   (738)         (3,958)
                 Increase in accounts payable and
                     other liabilities                                  5,165             348
                 Increase (decrease) in estimated insurance claims      5,328            (352)
                                                                   -----------     -----------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                       32,321          (4,491)
                                                                   -----------     -----------
INVESTING ACTIVITIES
     Purchases of investments                                          (4,799)
     Purchases of operating property                                   (7,332)         (4,774)
     Proceeds from sales of operating property                          9,172           4,616
                                                                   -----------     -----------
NET CASH USED BY INVESTING ACTIVITIES                                  (2,959)           (158)
                                                                   -----------     -----------
FINANCING ACTIVITIES
     Borrowings under revolving credit facility                                        16,000
     Increase (decrease) in cash overdraft                              2,375            (861)
     Proceeds from exercise of stock options and
       related income tax benefit                                         309             217
     Purchases of common stock                                         (3,990)
     Principal payments on long-term debt and capital lease
        obligations                                                   (28,631)        (10,619)
                                                                   -----------     -----------
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                      (29,937)          4,737
                                                                   -----------     -----------
Increase (decrease) in cash                                              (575)             88
Cash at beginning of period                                             4,187           3,415
                                                                   -----------     -----------
Cash at end of period                                              $    3,612      $    3,503
                                                                   ===========     ===========
See accompanying notes to consolidated financial statements.
                                          5


                                  LANDSTAR SYSTEM, INC. AND SUBSIDIARY
                                   CONSOLIDATED STATEMENT OF CHANGES
                                       IN SHAREHOLDERS' EQUITY
                                   Twenty-Six Weeks Ended June 28, 1997
                                          (Dollars in thousands)
                                                (Unaudited)

                                                                  Treasury Stock
                                Common Stock   Additional            at Cost
                            ------------------  Paid-In  Retained ----------------
                              Shares    Amount  Capital  Earnings  Shares  Amount    Total
                            ---------- ------- --------- -------- -------- -------  ---------

Balance December 28, 1996   12,882,874 $  129   $61,740  $87,655   94,041  $(1,967) $147,557

Purchases of common stock                                         179,000   (3,990)   (3,990)

Exercise of stock options
  and related income tax
   benefit                      13,100              309                                  309

Net income                                                 9,445                       9,445
                            ---------- -------  -------- -------- -------- -------- ---------

Balance June 28, 1997       12,895,974 $  129   $62,049  $97,100  273,041  $(5,957) $153,321
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


(1)   Income Taxes

      The provisions for income taxes for both the 1997 and 1996 twenty-six week periods were based on an estimated combined full year effective income tax rate of approximately 42%, which is higher than the statutory federal income tax rate, primarily as a result of state income taxes, amortization of certain goodwill and the meals and entertainment exclusion.

(2)   Earnings Per Share

      Earnings per share amounts were based on the weighted average number of common shares outstanding.

(3)   Additional Cash Flow Information

      During the 1997 period, Landstar paid income taxes and interest of $9,883,000 and $3,032,000 respectively, and did not acquire any operating property by entering into capital leases. During the 1996 period, Landstar paid income taxes and interest of $10,430,000 and $3,523,000, respectively, and acquired operating property by entering into capital leases in the amount of $13,697,000.

(4)   Commitments and Contingencies

      At June 28, 1997, Landstar had commitments for letters of credit outstanding in the amount of $18,959,000, primarily as collateral for estimated insurance claims.

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

In March 1997, Landstar formed Signature Insurance Company ("Signature"), a wholly-owned offshore insurance subsidiary. Signature's primary activity is the reinsurance of certain property, casualty and occupational accident risks of the independent contractors who have contracted to haul freight with Landstar. Prior to contracting with Landstar, these independent contractors, who provide truck capacity, must provide proof of insurance for certain coverages, which Signature may reinsure. In addition, it is the Company's intention to have Signature provide certain property, casualty and workers compensation insurance directly to Landstar's operating subsidiaries.

A significant portion of the Company's operating costs vary directly with revenue due to the use of independent contractors and independent commission sales agents. Purchased transportation represents the amount an independent contractor is paid to haul freight and is primarily based on a contractually agreed upon percentage of revenue generated by the haul for truckload and expedited surface transportation. Purchased transportation for intermodal and expedited air transportation is based on a contractually agreed-upon fixed rate. Purchased transportation as a percentage of revenue for intermodal transportation is normally higher than that of Landstar's other transportation services.

Purchased transportation is the largest component of costs and expenses and, on a consolidated basis, increases or decreases in proportion to the revenue generated through independent contractors. Commissions to agents and brokers are primarily based on contractually agreed upon percentages of revenue or contractually agreed upon percentages of gross profit. Commissions to agents and brokers as a percentage of consolidated revenue will vary directly with the revenue generated through independent commission sales agents. Both purchased transportation and commissions to agents and brokers generally will also increase or decrease as a percentage of the Company's consolidated revenue if there is a change in the percentage of revenue contributed by Signature, intermodal operations or expedited air operations or through company-employed drivers.

Drivers' wages and benefits represent the amount company-employed drivers are compensated. Employee drivers are compensated primarily on a cents per mile driven basis. Drivers' wages and benefits as a percentage of consolidated revenue generally will vary only if there is a change in the revenue contribution generated by Signature or through independent contractors or a change in Landstar's rate of employee driver pay or benefit structure.

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
                                        9

The following table sets forth the percentage relationships of expense items to revenue for the periods indicated:


                                             Twenty-Six Weeks Ended      Thirteen Weeks Ended
                                          --------------------------    -----------------------
                                             June 28,      June 29,      June 28,      June 29,
                                               1997          1996          1997         1996
                                            ----------    ----------    ----------   ----------
Revenue                                        100.0%        100.0%        100.0%       100.0%

Costs and expenses:
    Purchased transportation                    69.9%         68.1%         69.5%        68.4%
    Drivers' wages and benefits                  2.4%          3.6%          2.1%         3.4%
    Fuel and other operating costs               4.0%          6.0%          3.8%         5.9%
    Insurance and claims                         3.7%          2.8%          4.4%         2.4%
    Commissions to agents and brokers            7.5%          6.5%          7.5%         6.7%
    Selling, general and administrative          7.4%          7.6%          6.8%         7.0%
    Depreciation and amortization                1.6%          2.0%          1.6%         1.9%
    Restructuring costs                          0.5%                        0.6%
                                               -------      -------        -------      -------
            Total costs and expenses            97.0%         96.6%         96.3%        95.7%
                                               -------      -------        -------      -------
Operating income                                 3.0%          3.4%          3.7%         4.3%
Interest and debt expense, net                   0.4%          0.6%          0.4%         0.6%
                                               -------      -------        -------      -------
Income before income taxes                       2.6%          2.8%          3.3%         3.7%
Income taxes                                     1.1%          1.2%          1.4%         1.6%
                                               -------      -------        -------      -------
Net income                                       1.5%          1.6%          1.9%         2.1%
                                               =======      =======        =======      =======

TWENTY-SIX WEEKS ENDED JUNE 28, 1997 COMPARED TO TWENTY-SIX
WEEKS ENDED JUNE 29, 1996

Revenue for the 1997 twenty-six week period was $639,240,000, an increase of $14,651,000, or 2.3%, over the 1996 twenty-six week period. The increase in revenue was primarily attributable to premium revenue of $7,694,000 generated by Signature and an overall increase in rate per mile (price) of approximately 3%, which reflected improved freight quality. The increase in revenue was partially offset by a decrease in revenue miles (volume), which reflected the planned reduction in company-owned tractors. In the 1997 period, revenue generated through independent contractors, including railroads and air cargo carriers, was 92.5% of total consolidated revenue compared with 89.2% in the 1996 period.

Purchased transportation was 69.9% of revenue in 1997 compared with 68.1% in 1996. Drivers' wages and benefits were 2.4% of revenue in 1997 compared with 3.6% in 1996. Fuel and other operating costs were 4.0% of revenue in 1997 compared with 6.0% in 1996. The increase in purchased transportation and decrease in drivers' wages and benefits and fuel and other operating costs as a percentage of revenue was primarily attributable to an increase in the percentage of revenue generated through independent contractors which reflected the reduction in company-owned equipment in accordance with a previously announced restructuring plan. The decrease in fuel and other operating costs as a percentage of revenue was also attributable to reduced terminal and maintenance costs, partially offset by increased trailer costs. Insurance and claims were 3.7% of revenue in 1997 compared with 2.8% of revenue in 1996. Excluding Signature, insurance and claims were 3.1% of revenue in 1997. The increase in insurance and claims as a percentage of revenue compared to the prior year, excluding Signature, was primarily attributable to the favorable development of prior years claims during the 1996 period. Commission to agents and brokers were 7.5% of revenue in 1997 compared with 6.5% of revenue in 1996, primarily due to an increased percentage of revenue generated through independent commission sales agents, which reflected the conversion of company-owned sales locations to independent commission sales agent locations. Selling, general and administrative costs were 7.4% of revenue in 1997 compared with 7.6% in 1996, primarily due to the effect of increased revenue, partially offset by sales and marketing costs incurred by Signature and an increased provision for bonuses under the Company's management incentive compensation plan. Depreciation and amortization was 1.6% of revenue in 1997 compared with 2.0% in 1996, primarily due to a decrease in the number of company-owned tractors.

During the fourth quarter of 1996, the Company announced a plan to restructure its Landstar T.L.C., Inc. ("Landstar T.L.C.") and Landstar Poole, Inc. ("Landstar Poole") operations, in addition to the relocation of its Shelton, Connecticut office headquarters to Jacksonville, Florida in the second quarter of 1997. The Landstar Poole restructuring plan included the transfer of the variable cost business component of Landstar Poole to Landstar Ranger, Inc. and the disposal of 175 company-owned tractors. The Landstar T.L.C. restructuring plan included the merger of Landstar T.L.C. into Landstar Inway, Inc. and the disposal of all the company-owned tractors. During the twenty-six week period of 1997, the Company incurred $3,164,000 of such restructuring costs. As of June 28, 1997, the restructuring was substantially complete.

Interest and debt expense, net was 0.4% of revenue in 1997 and 0.6% in 1996. This decrease was primarily attributable to lower average borrowings on the senior credit facility and reduced capital lease obligations.

The provisions for income taxes for both the 1997 and 1996 twenty-six week periods were based on an estimated full year combined effective income tax rate of approximately 42%, which is higher than the statutory federal income tax rate primarily as a result of state income taxes, amortization of certain goodwill and the meals and entertainment exclusion.

Net income was $9,445,000, or $0.75 per share, in the 1997 period, compared with $10,168,000, or $0.80 per share, in 1996. Excluding restructuring costs, 1997 net income would have been $11,280,000, or $0.89 per share.

THIRTEEN WEEKS ENDED JUNE 28, 1997 COMPARED TO THIRTEEN WEEKS
ENDED JUNE 29, 1996

Revenue for the 1997 thirteen week period was $333,682,000, an increase of $4,570,000, or 1.4%, over the 1996 thirteen week period. The increase was primarily attributable to premium revenue of $7,694,000 generated by Signature. An increase in revenue per revenue mile of approximately 3%, which reflected improved freight quality, was more than offset by a decline in revenue miles, which reflected the planned reduction in company-owned tractors. In the 1997
                                         11
period, revenue generated through independent contractors, including railroads and air cargo carriers, was 92.1% of total consolidated revenue compared with 89.7% in the 1996 period.

Purchased transportation was 69.5% of revenue in 1997 compared with 68.4% in 1996. Drivers' wages and benefits were 2.1% of revenue in 1997 compared with 3.4% in 1996. Fuel and other operating costs were 3.8% of revenue in 1997 compared with 5.9% in 1996. The increase in purchased transportation and decrease in drivers' wages and benefits and fuel and other operating costs as a percentage of revenue was primarily attributable to an increase in the percentage of revenue generated through independent contractors which reflected the reduction in company-owned equipment in accordance with a previously announced restructuring plan.

The decrease in fuel and other operating costs as a percentage of revenue was also attributable to reduced terminal and maintenance costs, partially offset by increased trailer costs. Insurance and claims were 4.4% of revenue in 1997 compared with 2.4% in 1996. Excluding Signature, insurance and claims were 3.1% of revenue in the 1997 period. The increase in insurance and claims as a percentage of revenue compared to the prior year, excluding Signature, was primarily attributable to the favorable development of prior years claims during the 1996 period. Commissions to agents and brokers were 7.5% of revenue in 1997 compared with 6.7% in 1996, primarily due to an increased percentage of revenue generated through independent commission sales agents, which reflected the conversion of company-owned sales locations to independent commission sales agent locations. Selling, general and administrative costs were 6.8% of revenue in 1997 compared with 7.0% of revenue in 1996, primarily due to increased revenue, partially offset by sales and marketing costs incurred by Signature.

Depreciation and amortization was 1.6% of revenue in 1997 compared with 1.9% in 1996, primarily due to a decrease in the number of company-owned tractors.

During the 1997 thirteen week period, the Company incurred $1,985,000 of costs associated with the previously announced restructuring plan.

Interest and debt expense, net was 0.4% in 1997 and 0.6% in 1996. The decrease was primarily attributable to lower average borrowings on the senior credit facility and reduced capital lease obligations.

The provisions for income taxes for both the 1997 and 1996 thirteen week periods were based on an estimated full year combined effective income tax rate of approximately 42%, which is higher than the statutory federal income tax rate primarily as a result of state income taxes, amortization of certain goodwill and the meals and entertainment exclusion.

Net income was $6,440,000, or $0.51 per share, in the 1997 period, compared with $7,014,000, or $0.55 per share, in the 1996 period. Excluding restructuring costs, 1997 net income would have been $7,591,000, or $0.60 per share.

CAPITAL RESOURCES AND LIQUIDITY

Shareholders' equity increased to $153,321,000 at June 28, 1997, compared with $147,557,000 at December 28, 1996, which reflected net income for the twenty-six weeks of 1997, partially offset by the repurchase of 179,000 shares of common stock, at an aggregate cost of $3,990,000. Shareholders' equity increased to 71.3% of total capitalization at June 28, 1997 compared with 62.0% at December 28, 1996, as a result of reduced borrowings on the acquisition line of the senior credit facility and reduced capital lease obligations.

Working capital and the ratio of current assets to current liabilities were $67,317,000 and 1.50 to 1, respectively, at June 28, 1997, compared with $70,653,000 and 1.54 to 1, respectively, at December 28, 1996. Landstar has historically operated with a current ratio of approximately 1.5 to 1. Cash provided by operating activities was $32,321,000 in the 1997 twenty-six week period compared with cash used by operating activities of $4,491,000 in the 1996 twenty-six week period. The increase in cash flow provided by operating activities was primarily attributable to the timing of cash collections and payments. During the 1997 twenty-six week period, Landstar purchased $7,332,000 of operating property and did not acquire any property by entering into capital leases. Landstar plans to acquire approximately $7,700,000 of operating property during the remainder of fiscal year 1997 either by purchase or lease financing.

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

                            SEASONALITY

Landstar's operations are subject to seasonal trends common to the trucking industry. Results of operations for the quarter ending in March is typically lower than the quarters ending June, September and December due to reduced shipments and higher operating costs in the winter months.
                                       13



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

Item 2.  Changes in Securities

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders Annual Meeting

On April 17, 1997, Landstar System, Inc. (the "Company") held its Annual Meeting of Shareholders (the "Meeting") at the Trumbull Marriott, 180 Hawley Lane, Trumbull, Connecticut 06111. The matters voted upon at the Meeting included (i) the election of two Class I directors for terms to expire at the 2000 Annual Meeting of Shareholders and (ii) the ratification of appointment of KPMG Peat Marwick LLP as the Company's independent auditors for fiscal year 1997.

Pursuant to the Company's Restated Certificate of Incorporation, the Board of Directors has fixed the number of directors at six: two Class II directors whose members' terms will expire at the 1998 Annual Meeting of Shareholders; two
Class III directors whose members' terms will expire at the 1999 Annual Meeting of Shareholders; and two Class I directors whose members' terms will expire at the 2000 Annual Meeting of Shareholders. With respect to the election of the two Class I directors, nominee John B. Bowron and nominee Ronald W.
Drucker were elected to the Board of Directors of the Company. Mr. Bowron received 10,442,497 votes for election to the Board and 9,635 were withheld.
Mr. Drucker received 10,442,597 votes for election to the board and 9,535 votes were withheld. The names of the other directors whose terms of office as a director continued after the Meeting are as follows: Arthur J. Fritz, (a Class II director), Merritt J. Mott (a Class II director), David G. Bannister (a Class III director), and Jeffrey C. Crowe (a Class III director).

The appointment of KPMG Peat Marwick LLP as the Company's independent auditors for fiscal year 1997 was ratified by the Company's shareholders. Votes for the ratification were 10,424,065, votes against were 5,880 and votes abstaining were 22,187.

Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

         The exhibits listed on the Exhibit Index are filed as part of this quarterly report on Form 10-Q.

(b)      Form 8-K

         No reports on Form 8-K were filed by the Registrant during the thirteen week period ended June 28, 1997.


                              EXHIBIT INDEX

Registrant's Commission File No.: 0-21238

Exhibit No.       Description
------------       -----------


(11)              Statement re: Computation of Per Share Earnings:

        (11.1)* Statement re: Computation of Per Share Earnings for the Twenty-Six and Thirteen Weeks ended June 28, 1997.

        (11.2)* Statement re: Computation of Per Share Earnings for the Twenty-Six and Thirteen Weeks ended June 29,1996.

(27)           Statement re: Financial Data Schedule:

        (27  )*   Statement re: Financial Data Schedule

__________________
* Filed herewith

                                     SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          LANDSTAR SYSTEM, INC.



Date:     August 8, 1997                  Henry H. Gerkens
                                          ----------------------------
                                          Henry H. Gerkens
                                          Executive Vice President and
                                          Chief Financial Officer;
                                          Principal Financial Officer



Date:     August 8, 1997                  Robert C. LaRose
                                          ----------------------------
                                          Robert C. LaRose
                                          Vice President Finance and Treasurer;
                                          Principal Accounting Officer