Form 10-Q
period 1997-09-27
LANDSTAR SYSTEM INC
filed 1997-11-07
CIK 853816

                              UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C.  20549

                                FORM 10-Q

(Mark One)
[  X  ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934

For the quarterly period ended September 27, 1997

                              or

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

                                             Yes  (  X  )      No  (    )

The number of shares of the registrant's Common Stock, par value $.01 per share, outstanding as of the close of business on October 31, 1997 was 12,368,433.

                                    PART I

                            FINANCIAL INFORMATION


                        Item 1.  Financial Statements

     The interim consolidated financial statements contained herein reflect all adjustments (all of a normal, recurring nature) which, in the opinion of management, are necessary for a fair statement of the financial condition, results of operations, cash flows and changes in shareholders' equity for the periods presented. They have been prepared in accordance with Rule 10-01 of Regulation S-X and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the thirty-nine and thirteen weeks ended September 27, 1997 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 27, 1997.

     These interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's 1996 Annual Report on Form 10-K.


                                    Index


Item 1

Consolidated Balance Sheets as of September 27, 1997
  and December 28, 1996 ................................................ Page 3

Consolidated Statements of Income for the Thirty-Nine and Thirteen Weeks
  Ended September 27, 1997 and September 28, 1996 ...................... Page 4

Consolidated Statements of Cash Flows for the Thirty-Nine Weeks
  Ended September 27, 1997 and September 28, 1996 ...................... Page 5

Consolidated Statement of Changes in Shareholders'
  Equity for the Thirty-Nine Weeks Ended September 27, 1997 ............ Page 6

Notes to Consolidated Financial Statements.............................. Page 7

Item 2

Management's Discussion and Analysis of
  Financial Condition and Results of Operations......................... Page 9

                          LANDSTAR SYSTEM, INC. AND SUBSIDIARY
                              CONSOLIDATED BALANCE SHEETS
                   (Dollars in thousands, except per share amounts)
                                     (Unaudited)

                                                                 September 27,    December 28,
                                                                      1997            1996
                                                                 -------------    ------------
ASSETS
Current assets:
   Cash                                                           $    12,146     $     4,187
   Short-term investments                                               3,018
   Trade accounts receivable, less allowance of $6,376                171,414         176,892
      and $6,526
   Other receivables, including advances to independent
      contractors, less allowance of $4,599 and $4,390                 11,835          10,740
   Inventories                                                            926           1,785
   Prepaid expenses and other current assets                           15,536           7,319
                                                                  -----------     -----------
                    Total current assets                              214,875         200,923
                                                                  -----------     -----------
Operating property, less accumulated depreciation
   and amortization of $49,759 and $50,223                             89,464         105,564
Goodwill, less accumulated amortization of $8,385 and $7,087           53,828          55,126
Deferred income taxes and other assets                                  5,622           9,188
                                                                  -----------     -----------
Total assets                                                      $   363,789     $   370,801
                                                                  ===========     ===========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Cash overdraft                                                 $    11,908     $    13,488
   Accounts payable                                                    48,832          39,901
   Current maturities of long-term debt                                16,878          23,241
   Estimated insurance claims                                          29,986          25,328
   Other current liabilities                                           30,478          28,312
                                                                  -----------     -----------
                    Total current liabilities                         138,082         130,270
                                                                  -----------     -----------
Long-term debt, excluding current maturities                           40,063          67,155
Estimated insurance claims                                             28,233          25,819
Deferred income taxes                                                   1,071

Shareholders' equity:
   Common stock, $.01 par value, authorized 20,000,000
      shares, issued 12,900,974 shares and 12,882,874 shares              129             129
   Additional paid-in capital                                          62,169          61,740
   Retained earnings                                                  104,665          87,655
   Cost of 443,041 and 94,041 shares of common stock in treasury      (10,623)         (1,967)
                                                                  -----------     -----------
                    Total shareholders' equity                        156,340         147,557
                                                                  -----------     -----------
Total liabilities and shareholders' equity                        $   363,789     $   370,801
                                                                  ===========     ===========
See accompanying notes to consolidated financial statements.
                                          3

[BL1]

                          LANDSTAR SYSTEM, INC. AND SUBSIDIARY
                           CONSOLIDATED STATEMENTS OF INCOME
                    (Dollars in thousands, except per share amounts)
                                     (Unaudited)




                                             Thirty-Nine Weeks Ended        Thirteen Weeks Ended
                                             -----------------------       ----------------------
                                              Sept. 27,   Sept. 28,        Sept. 27,   Sept. 28,
                                                1997         1996             1997        1996
                                             ----------   ----------       ----------- ----------
Revenue                                      $  965,551   $  954,784       $  326,311  $  330,195
Costs and expenses:
    Purchased transportation                    677,246      654,537          230,177     229,308
    Drivers' wages and benefits                  21,825       32,277            6,575       9,547
    Fuel and other operating costs               36,973       53,118           11,218      15,826
    Insurance and claims                         35,081       26,069           11,290       8,313
    Commissions to agents and brokers            72,945       63,499           25,240      22,838
    Selling, general and administrative          69,400       70,578           22,479      23,309
    Depreciation and amortization                15,810       17,994            5,367       5,793
    Restructuring costs                           3,164
                                             ----------   ----------       ----------  ----------
         Total costs and expenses               932,444      918,072          312,346     314,934
                                             ----------   ----------       ----------  ----------
Operating income                                 33,107       36,712           13,965      15,261
Interest and debt expense, net                    3,780        5,909              919       1,936
                                             ----------   ----------       ----------  ----------
Income before income taxes                       29,327       30,803           13,046      13,325
Income taxes                                     12,317       12,941            5,481       5,631
                                             ----------   ----------       ----------  ----------
Net income                                   $   17,010   $   17,862       $    7,565  $    7,694
                                             ==========   ==========       ==========  ==========
Earnings per share                           $     1.35   $     1.40       $     0.60  $     0.60
                                             ==========   ==========       ==========  ==========
Average number of common shares outstanding  12,636,000   12,783,000       12,565,000  12,788,000
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














                                          4

                                 LANDSTAR SYSTEM, INC. AND SUBSIDIARY
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (Dollars in thousands)
                                              (Unaudited)

                                                                    Thirty-Nine Weeks Ended
                                                                   -----------------------------
                                                                   September 27,   September 28,
                                                                        1997           1996
                                                                   -------------  --------------
OPERATING ACTIVITIES
     Net income                                                    $   17,010      $   17,862
     Adjustments to reconcile net income to net cash provided
        by operating activities:
          Depreciation and amortization of operating property          14,205          16,376
          Amortization of goodwill and non-competition agreements       1,605           1,618
          Non-cash interest charges                                       199             198
          Provisions for losses on trade and other accounts
               receivable                                               2,678           3,411
          Gains on sales of operating property                         (2,190)         (1,719)
          Deferred income taxes, net                                    5,487             888
          Changes in operating assets and liabilities:
              Decrease (increase) in trade and other
                     accounts receivable                                1,705         (30,061)
              Increase in inventories,
                     prepaid expenses and other assets                 (7,236)         (4,300)
              Increase in accounts payable and other liabilities       11,097           3,210
              Increase (decrease) in estimated insurance claims         7,072            (106)
                                                                   -----------     -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                              51,632           7,377
                                                                   -----------     -----------
INVESTING ACTIVITIES
     Purchases of investments                                          (4,799)
     Maturity of short-term investment                                    303
     Purchases of operating property                                   (8,458)         (8,481)
     Proceeds from sales of operating property                         12,543           7,133
                                                                   -----------     -----------
NET CASH USED BY INVESTING ACTIVITIES                                    (411)         (1,348)
                                                                   -----------     -----------
FINANCING ACTIVITIES
     Borrowings under revolving credit facility                                        16,000
     (Decrease) increase in cash overdraft                             (1,580)              8
     Proceeds from exercise of stock options and
       related income tax benefit                                         429             236
     Purchases of common stock                                         (8,656)
     Principal payments on long-term debt and capital lease
        obligations                                                   (33,455)        (20,722)
                                                                   -----------     -----------
NET CASH USED BY FINANCING ACTIVITIES                                 (43,262)         (4,478)
                                                                   -----------     -----------
Increase in cash                                                        7,959           1,551
Cash at beginning of period                                             4,187           3,415
                                                                   -----------     -----------
Cash at end of period                                              $   12,146      $    4,966
                                                                   ===========     ===========
See accompanying notes to consolidated financial statements.
                                       5


                                  LANDSTAR SYSTEM, INC. AND SUBSIDIARY
                                   CONSOLIDATED STATEMENT OF CHANGES
                                       IN SHAREHOLDERS' EQUITY
                                Thirty-Nine Weeks Ended September 27, 1997
                                          (Dollars in thousands)
                                                (Unaudited)

                                                                   Treasury Stock
                                Common Stock  Additional               at Cost
                            ------------------ Paid-In  Retained  -----------------
                              Shares   Amount  Capital  Earnings  Shares   Amount    Total
                            ---------- ------  -------- --------  ------  --------- --------

Balance December 28, 1996   12,882,874 $  129   $61,740 $ 87,655   94,041 $ (1,967) $147,557

Purchases of common stock                                         349,000   (8,656)   (8,656)

Exercise of stock options
  and related income tax
   benefit                      18,100              429                                  429

Net income                                                17,010                      17,010
                            ---------- ------   ------- --------  ------- --------- --------

Balance September 27, 1997  12,900,974 $  129   $62,169 $104,665  443,041 $(10,623) $156,340
                            ========== ======   ======= ========  ======= ========= ========

See accompanying notes to consolidated financial statements.
























                                          6

                 LANDSTAR SYSTEM, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)

The consolidated financial statements include the accounts of Landstar System, Inc. and its subsidiary, Landstar System Holdings, Inc. ("LSHI"), and reflect all adjustments (all of a normal, recurring nature) which are, in the opinion of management, necessary for a fair statement of the results for the periods presented. The preparation of the consolidated financial statements requires the use of management's estimates. Actual results could differ from those estimates. Landstar System, Inc. and its subsidiary are herein referred to as "Landstar".


(1)   Income Taxes

      The provisions for income taxes for both the 1997 and 1996 thirty-nine week periods were based on an estimated combined full year effective income tax rate of approximately 42%, which is higher than the statutory federal income tax rate, primarily as a result of state income taxes, amortization of certain goodwill and the meals and entertainment exclusion.

(2)   Earnings Per Share

      Earnings per share amounts were based on the weighted average number of common shares outstanding.

(3)   Additional Cash Flow Information

      During the 1997 period, Landstar paid income taxes and interest of $10,090,000 and $4,363,000, respectively, and did not enter into any capital leases. During the 1996 period, Landstar paid income taxes and interest of $14,040,000 and $5,525,000, respectively, and acquired operating property by entering into capital leases in the amount of $14,742,000.

(4)   Commitments and Contingencies

      At September 27, 1997, Landstar had commitments for letters of credit outstanding in the amount of $18,659,325, primarily as collateral for estimated insurance claims.

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

(5)    Subsequent Events

      On October 10, 1997, Landstar renegotiated its existing Credit Agreement with a syndicate of banks and The Chase Manhattan Bank, as administrative agent (the "Second Amended and Restated Credit Agreement"). The Second Amended and Restated Credit Agreement provides $200,000,000 of borrowing capacity, consisting of $150,000,000 of revolving credit (the "Working Capital Facility") and $50,000,000 of revolving credit available to finance acquisitions (the "Acquisition Facility"). $50,000,000 of the total borrowing capacity under the Working Capital Facility may be utilized in the form of letter of credit guarantees. The Second Amended and Restated Credit Agreement expires on October 10, 2002.

      Borrowings under the Second Amended and Restated Credit Agreement bear interest at rates equal to, at the option of Landstar, either (i) the greatest of (a) the prime rate as publicly announced from time to time by The Chase Manhattan Bank, (b) the three month CD rate adjusted for statutory reserves and FDIC assessment costs plus 1% and (c) the federal funds effective rate plus 1/2%, or, (ii) the rate at the time offered to The Chase Manhattan Bank in the Eurodollar market for amounts and periods comparable to the relevant loan plus a margin that is determined based on the level of the Company's leverage ratio, as defined in the Second Amended and Restated Credit Agreement. As of October 10, 1997, the margin is equal to 32/100 of 1%. The unused portion of the Second Amended and Restated Credit Agreement carries a commitment fee determined based on the level of the leverage ratio, as therein defined. As of October 10, 1997, the commitment fee for the unused portion of the Second Amended and Restated Credit Agreement is 0.100%

      The Second Amended and Restated Credit Agreement contains a number of covenants that limit, among other things, the incurrence of additional indebtedness, the incurrence of operating or capital lease obligations and the purchase of operating property. The Second Amended and Restated Credit Agreement also requires Landstar to meet certain financial tests. Landstar is required to, among other things, maintain minimum levels of Net Worth, as defined in the Second Amended and Restated Credit Agreement, and Interest and Fixed Charge Coverages, as therein defined.

      The Second Amended and Restated Credit Agreement provides a number of events of default related to a person or group acquiring 25% or more of the outstanding capital stock of the Company or obtaining the power to elect a majority of the Company's directors.

      Borrowings under the Second Amended and Restated Credit Agreement are unsecured, however, the Company and all but one of LSHI's subsidiaries guarantee LSHI's obligations under the Second Amended and Restated Credit Agreement.

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

                          RESULTS OF OPERATIONS

Landstar System, Inc. and its subsidiary, Landstar System Holdings, Inc., ("Landstar" or the "Company") provide transportation services to a variety of market niches throughout the United States and to a lesser extent in Canada and between the United States and Canada and Mexico through its operating subsidiaries. The Company provides truckload transportation, intermodal transportation services, expedited air and surface transportation and contract logistics services.

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

In March 1997, Landstar formed Signature Insurance Company ("Signature"), a wholly-owned offshore insurance subsidiary. Signature's primary activity is the reinsurance of certain property, casualty and occupational accident risks of the independent contractors who have contracted to haul freight with Landstar. The independent contractors who provide truck capacity to Landstar, must provide proof of insurance for certain coverages prior to contracting with Landstar, which Signature may reinsure. In addition, Signature provides certain property and casualty insurance directly to Landstar's operating subsidiaries.

A significant portion of the Company's operating costs vary directly with revenue due to the use of independent contractors and independent commission sales agents. Purchased transportation represents the amount an independent contractor is paid to haul freight and is primarily based on a contractually agreed-upon percentage of revenue generated by the haul for truckload and expedited surface transportation. Purchased transportation for intermodal and expedited air transportation is based on a contractually agreed-upon fixed rate. Purchased transportation as a percentage of revenue for intermodal transportation is normally higher than that of Landstar's other transportation services.

Purchased transportation is the largest component of costs and expenses and, on a consolidated basis, increases or decreases in proportion to the revenue generated through independent contractors. Commissions to agents and brokers are primarily based on contractually agreed-upon percentages of revenue or contractually agreed-upon percentages of gross profit. Commissions to agents and brokers as a percentage of consolidated revenue will vary directly with the revenue generated through independent commission sales agents. Both purchased transportation and commissions to agents and brokers generally will also increase or decrease as a percentage of the Company's consolidated revenue if there is a change in the percentage of revenue contributed by Signature, intermodal operations or expedited air operations or through company-employed drivers.

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

The Company's intention is to continue its expansion of truckload capacity provided by independent contractors and to reduce its truckload capacity provided by company-owned equipment. It is also the Company's intention to favor independent commission sales agent locations over company-owned and operated locations. Historically, the intermodal operations and a portion of the company-owned equipment operations have principally utilized a company employee sales structure and to a lesser degree, independent commission sales agents. During 1996, management completed the process of converting the majority of the company-owned sales locations to independent commission sales agent locations. Accordingly, purchased transportation and commissions to agents and brokers are anticipated to increase as a percentage of total consolidated revenue and drivers' wages and benefits are anticipated to decline as a percentage of total consolidated revenue over time.

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

The cost of fuel, including fuel taxes, is the largest component of fuel and other operating costs. Changes in prevailing prices of fuel or increases in fuel taxes can significantly affect the operating results of the company-owned equipment operations. Also, included in fuel and other operating costs are costs of equipment maintenance paid to third parties and the operating costs of Company terminals. Effective August 1, 1996, Landstar closed all but one of its Landstar Poole, Inc. ("Landstar Poole") terminals, including those that had functioned as Landstar Centers. The closings were part of the Company's strategy to reduce its fixed cost elements.

Employee compensation and benefits account for nearly half of the Company's selling, general and administrative expense. Other significant components of selling, general and administrative expense are data processing expense, communications costs and rent expense.

The following table sets forth the percentage relationships of expense items to revenue for the periods indicated:


                                            Thirty-Nine Weeks Ended      Thirteen Weeks Ended
                                            ------------------------    -----------------------
                                             Sept. 27,     Sept. 28,     Sept. 27,    Sept. 28,
                                               1997          1996          1997         1996
                                            ----------    ----------    ----------   ----------
Revenue                                        100.0%        100.0%        100.0%       100.0%

Costs and expenses:
    Purchased transportation                    70.1%         68.6%         70.5%        69.4%
    Drivers' wages and benefits                  2.3%          3.4%          2.0%         2.9%
    Fuel and other operating costs               3.8%          5.6%          3.4%         4.8%
    Insurance and claims                         3.6%          2.7%          3.5%         2.5%
    Commissions to agents and brokers            7.6%          6.6%          7.7%         6.9%
    Selling, general and administrative          7.2%          7.4%          6.9%         7.1%
    Depreciation and amortization                1.6%          1.9%          1.7%         1.8%
    Restructuring costs                          0.3%
                                               ------        ------        ------       ------
            Total costs and expenses            96.5%         96.2%         95.7%        95.4%
                                               ------        ------        ------       ------
Operating income                                 3.5%          3.8%          4.3%         4.6%
Interest and debt expense, net                   0.4%          0.6%          0.3%         0.6%
                                               ------        ------        ------       ------
Income before income taxes                       3.1%          3.2%          4.0%         4.0%
Income taxes                                     1.3%          1.3%          1.7%         1.7%
                                              -------        ------        ------       ------
Net income                                       1.8%          1.9%          2.3%         2.3%
                                              =======        ======        ======       ======

THIRTY-NINE WEEKS ENDED SEPTEMBER 27, 1997 COMPARED TO THIRTY-NINE WEEKS ENDED SEPTEMBER 28, 1996

Revenue for the 1997 thirty-nine week period was $965,551,000, an increase of $10,767,000, or 1.1%, over the 1996 thirty-nine week period. The increase in revenue was attributable to premium revenue of $13,172,000 generated by Signature and an overall increase in rate per mile (price) of approximately 4%, which reflected improved freight quality. These increases in revenue were partially offset by a decrease in revenue miles (volume), which reflected a reduction in company-owned tractors, in accordance with a previously announced restructuring plan, and a decrease in tractors supplied by independent contractors. In the 1997 period, revenue generated through independent contractors, including railroads and air cargo carriers, was 92.7% of total consolidated revenue compared with 89.9% in the 1996 period.

Purchased transportation was 70.1% of revenue in 1997 compared with 68.6% in 1996. Drivers' wages and benefits were 2.3% of revenue in 1997 compared with 3.4% in 1996. Fuel and other operating costs were 3.8% of revenue in 1997 compared with 5.6% in 1996. The increase in purchased transportation and decrease in drivers' wages and benefits and fuel and other operating costs as a percentage of revenue was primarily attributable to an increase in the
                                         11
percentage of revenue generated through independent contractors which reflected the reduction in company-owned equipment in accordance with a previously announced restructuring plan. The decrease in fuel and other operating costs as a percentage of revenue was also attributable to reduced terminal and maintenance costs.

Insurance and claims were 3.6% of revenue in 1997 compared with 2.7% of revenue in 1996. Excluding Signature, insurance and claims were 2.9% of revenue in 1997. The increase in insurance and claims as a percentage of revenue compared to the prior year, excluding Signature, was primarily attributable to the favorable development of prior years claims during the 1996 period.
Commissions to agents and brokers were 7.6% of revenue in 1997 compared with 6.6% of revenue in 1996, primarily due to an increased percentage of revenue generated through independent commission sales agents, which partially reflected the conversion of company-owned sales locations to independent commission sales agent locations. Selling, general and administrative costs were 7.2% of revenue in 1997 compared with 7.4% in 1996, primarily due to the effect of increased revenue and lower wages, partially offset by sales and marketing costs incurred by Signature and an increased provision for bonuses under the Company's management incentive compensation plan. Depreciation and amortization was 1.6% of revenue in 1997 compared with 1.9% in 1996, primarily due to a decrease in the number of company-owned tractors.

During the fourth quarter of 1996, the Company announced a plan to restructure its Landstar T.L.C., Inc. ("Landstar T.L.C.") and Landstar Poole operations, in addition to the relocation of its Shelton, Connecticut office headquarters to Jacksonville, Florida in the second quarter of 1997. The Landstar Poole restructuring plan included the transfer of the variable cost business component of Landstar Poole to Landstar Ranger, Inc. and the disposal of 175 company-owned tractors. The Landstar T.L.C. restructuring plan included the merger of Landstar T.L.C. into Landstar Inway, Inc. and the disposal of all the company-owned tractors. During the thirty-nine week period of 1997, the Company incurred $3,164,000 of such restructuring costs. The restructuring has been substantially completed.

Interest and debt expense, net, was 0.4% of revenue in 1997 and 0.6% in 1996. This decrease was primarily attributable to lower average borrowings on the senior credit facility, reduced capital lease obligations and interest income from cash and investments at Signature.

The provisions for income taxes for both the 1997 and 1996 thirty-nine week periods were based on an estimated full year combined effective income tax rate of approximately 42%, which is higher than the statutory federal income tax rate primarily as a result of state income taxes, amortization of certain goodwill and the meals and entertainment exclusion.

Net income was $17,010,000 or $1.35 per share, in the 1997 period, compared with $17,862,000, or $1.40 per share, in 1996. Excluding restructuring costs, 1997 net income would have been $18,845,000, or $1.49 per share.

THIRTEEN WEEKS ENDED SEPTEMBER 27, 1997 COMPARED TO THIRTEEN WEEKS ENDED SEPTEMBER 28, 1996

Revenue for the 1997 thirteen week period was $326,311,000, a decrease of $3,884,000, or 1.2%, from the 1996 thirteen week period. The decrease was primarily attributable to a decrease in revenue miles of approximately 11%, which reflected a reduction in company-owned tractors, in accordance with a previously announced restructuring plan, and a decrease in tractors supplied by independent contractors, partially offset by an increase in rate per mile of approximately 8% and $5,478,000 of premium revenue generated by Signature. In the 1997 period, revenue generated through independent contractors, including railroads and air cargo carriers, was 93.0% of total consolidated revenue compared with 91.1% in the 1996 period.

Purchased transportation was 70.5% of revenue in 1997 compared with 69.4% in 1996. Drivers' wages and benefits were 2.0% of revenue in 1997 compared with 2.9% in 1996. Fuel and other operating costs were 3.4% of revenue in 1997 compared with 4.8% in 1996. The increase in purchased transportation and decrease in drivers' wages and benefits and fuel and other operating costs as a percentage of revenue was primarily attributable to an increase in the percentage of revenue generated through independent contractors which reflected the reduction in company-owned equipment in accordance with a previously announced restructuring plan. The decrease in fuel and other operating costs as a percentage of revenue was also attributable to reduced terminal and maintenance costs.

Insurance and claims were 3.5% of revenue in 1997 compared with 2.5% in 1996. Excluding Signature, insurance and claims were 2.6% of revenue in the 1997 period. The increase in insurance and claims as a percentage of revenue compared to the prior year, excluding Signature, was primarily attributable to the favorable development of prior years claims during the 1996 period. Commissions to agents and brokers were 7.7% of revenue in 1997 compared with 6.9% in 1996, primarily due to an increased percentage of revenue generated through independent commission sales agents, which partially reflected the conversion of company-owned sales locations to independent commission sales agent locations. Selling, general and administrative costs were 6.9% of revenue in 1997 compared with 7.1% of revenue in 1996, primarily due to a decrease in wages and a lower provision for customer bad debts, partially offset by sales and marketing costs incurred by Signature. Depreciation and amortization was 1.7% of revenue in 1997 compared with 1.8% in 1996, primarily due to a decrease in the number of company-owned tractors.

Interest and debt expense, net, was 0.3% in 1997 and 0.6% in 1996. The decrease was primarily attributable to lower average borrowings on the senior credit facility, interest income from cash and investments at Signature and reduced capital lease obligations.

The provisions for income taxes for both the 1997 and 1996 thirteen week periods were based on an estimated full year combined effective income tax rate of approximately 42%, which is higher than the statutory federal income tax rate primarily as a result of state income taxes, amortization of certain goodwill and the meals and entertainment exclusion.

Net income was $7,565,000, or $0.60 per share, in the 1997 period, compared with $7,694,000, or $0.60 per share, in the 1996 period.

CAPITAL RESOURCES AND LIQUIDITY

Shareholders' equity increased to $156,340,000 at September 27, 1997, compared with $147,557,000 at December 28, 1996, which reflected net income for the thirty-nine weeks of 1997, partially offset by the repurchase of 349,000 shares of common stock, at an aggregate cost of $8,656,000. Shareholders' equity increased to 73.3% of total capitalization at September 27, 1997 compared with 62.0% at December 28, 1996, as a result of reduced borrowings on the acquisition line of the senior credit facility and reduced capital lease obligations.

Working capital and the ratio of current assets to current liabilities were $76,793,000 and 1.56 to 1, respectively, at September 27, 1997, compared with $70,653,000 and 1.54 to 1, respectively, at December 28, 1996. Landstar has historically operated with a current ratio of approximately 1.5 to 1. Cash provided by operating activities was $51,632,000 in the 1997 thirty-nine week period compared with $7,377,000 in the 1996 thirty-nine week period. The increase in cash flow provided by operating activities was primarily attributable to the timing of cash collections and payments. During the 1997 thirty-nine week period, Landstar purchased $8,458,000 of operating property and did not acquire any property by entering into capital leases. Landstar plans to acquire approximately $4,000,000 of operating property during the remainder of fiscal year 1997 either by purchase or lease financing.

On October 10, 1997, Landstar renegotiated its existing Credit Agreement with a syndicate of banks and The Chase Manhattan Bank, as administrative agent (the "Second Amended and Restated Credit Agreement"). The Second Amended and Restated Credit Agreement provides $200,000,000 of borrowing capacity, consisting of $100,000,000 of revolving credit (the "Working Capital Facility") and $50,000,000 of revolving credit available to finance acquisitions (the "Acquisition Facility"). $50,000,000 of the total borrowing capacity under the Working Capital Facility may be utilized in the form of letter of credit guarantees. The Second Amended and Restated Credit Agreement expires on
October 10, 2002.

Borrowings under the Second Amended and Restated Credit Agreement bear interest at rates equal to, at the option of Landstar, either (i) the greatest of (a) the prime rate as publicly announced from time to time by The
Chase Manhattan Bank, (b) the three month CD rate adjusted for statutory reserves and FDIC assessment costs plus 1% and (c) the federal funds effective rate plus 1/2%, or, (ii) the rate at the time offered to The
Chase Manhattan Bank in the Eurodollar market for amounts and periods comparable to the relevant loan plus a margin that is determined based on the level of the Company's leverage ratio, as defined in the Second
Amended and Restated Credit Agreement. As of October 10, 1997, the margin is equal to 32/100 of 1%. The unused portion of the Second Amended and Restated Credit Agreement carries a commitment fee determined based on the level of the leverage ratio, as therein defined. As of October 10, 1997, the commitment fee for the unused portion of the Second Amended and Restated Credit Agreement is 0.100%

The Second Amended and Restated Credit Agreement contains a number of covenants that limit, among other things, the incurrence of additional indebtedness, the incurrence of operating or capital lease obligations and the purchase of operating property.

The Second Amended and Restated Credit Agreement also requires Landstar to meet certain financial tests. Landstar is required to, among other things, maintain minimum levels of Net Worth, as defined in the Second Amended and Restated Credit Agreement, and Interest and Fixed Charge Coverages, as therein defined.

The Second Amended and Restated Credit Agreement provides a number of events of default related to a person or group acquiring 25% or more of the outstanding capital stock of the Company or obtaining the power to elect a majority of the Company's directors.

Borrowings under the Second Amended and Restated Credit Agreement are unsecured, however, the Company and all but one of LSHI's subsidiaries guarantee LSHI's obligations under the Second Amended and Restated Credit Agreement.

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

                                          PART II

                                     OTHER INFORMATION

Item 1.  Legal Proceedings

On August 5, 1997, suit was filed entitled Rene Alberto Rivas vs. Landstar System, Inc., Landstar Gemini, Inc., Landstar Ranger, Inc., Risk Management Claims Services, Inc., Insurance Management Corporation, and Does 1 through 500, inclusive in federal district court in Los Angeles. The suit claims Rivas represents a class of all drivers allegedly aggrieved by the practice of Landstar Gemini, Inc. requiring each independent contractor provide either a worker's compensation certificate or participate in an occupational accident insurance program. Rivas claims violations of federal leasing regulations for allegedly improperly disclosing the program. Rivas also claims violations of Racketeer Influence and Corrupt Organizations ("RICO") Act and the California Business and Professions Act. Rivas, an independent contractor, also claims to be an employee. He seeks on behalf of himself and the class damages of $15 million trebled by virtue of trebling provisions in the RICO Act plus punitive damages. The Company is vigorously defending this action. It believes it has meritorious defenses to the various claims.

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

(b)      Form 8-K

         No reports on Form 8-K were filed by the Registrant during the thirteen week period ended September 27, 1997.


                              EXHIBIT INDEX

Registrant's Commission File No.: 0-21238

Exhibit No.       Description
------------       -----------

(4)                Instruments defining the rights of security holders,
                  including indentures

         (4.1)* The Second Amended and Restated Credit Agreement, dated October 10, 1997, among LSHI, Landstar, the lenders named therein and The Chase Manhattan Bank as administrative agent (including exhibits and schedules thereto).

(11)              Statement re: Computation of Per Share Earnings:

        (11.1)* Statement re: Computation of Per Share Earnings for the Thirty-Nine and Thirteen Weeks ended September 27, 1997.

        (11.2)* Statement re: Computation of Per Share Earnings for the Thirty-Nine and Thirteen Weeks ended September 28, 1996.

(27)           Statement re: Financial Data Schedule:

        (27  )*   Statement re: Financial Data Schedule

__________________
* Filed herewith

                                     SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          LANDSTAR SYSTEM, INC.



Date:      November 6, 1997               Henry H. Gerkens
                                          ----------------------------
                                          Henry H. Gerkens
                                          Executive Vice President and
                                          Chief Financial Officer;
                                          Principal Financial Officer



Date:      November 6, 1997               Robert C. LaRose
                                          ----------------------------
                                          Robert C. LaRose
                                          Vice President Finance and Treasurer;
                                          Principal Accounting Officer