Form 10-K
period 1997-12-27
LANDSTAR SYSTEM INC
filed 1998-03-25
CIK 853816

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-K
(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 27, 1997
                          -----------------
                                             or
[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                               -------------------     -------------------

Commission File Number: 0-21238
                        -------
                               LANDSTAR SYSTEM, INC.
              ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

             Delaware                                       06-1313069
   -------------------------------                      ------------------
  (State or other jurisdiction                       (I.R.S. Employer
of incorporation or organization)                    Identification No.)

4160 Woodcock Drive, Jacksonville, Florida                             32207
--------------------------------------------------------------    ----------
(Address of principal executive offices)                          (Zip Code)
                                          (904) 390-1234
                       ----------------------------------------------------
                     (Registrant's telephone number, including area code)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

                      Documents Incorporated by Reference

Portions of the following documents are incorporated by reference in this Form 10-K as indicated herein:
                                           Part of 10-K into
         Document                          which incorporated
         --------                          ------------------
1997 Annual Report to Shareholders            Part II
Proxy Statement relating to                   Part III
  Landstar System, Inc.'s Annual
  Meeting of Shareholders


The number of shares of the registrant's common stock, par value $.01 per share, (the "Common Stock") outstanding as of the close of business on March 20, 1998 was 11,433,533; and the aggregate market value of the voting stock held by non-affiliates of the registrant was $349,260,947 (based on the $31.375 per share closing price on that date, as reported by NASDAQ National Market System). In making this calculation, the registrant has assumed, without admitting for any purpose, that all directors and executive officers of the registrant, and no other person, are affiliates.

                             LANDSTAR SYSTEM, INC.
                       1997 Annual Report on Form 10-K

                              Table of Contents

                                  Part I
                                                               Page
                                                               ----
Item 1.  Business                                                 4
Item 2.  Properties                                              14
Item 3.  Legal Proceedings                                       14
Item 4.  Submission of Matters to a Vote of Security Holders     14


                                  Part II

Item 5.  Market for Registrant's Common Equity and
           Related Stockholder Matters                           15
Item 6.  Selected Financial Data                                 15
Item 7.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations         15
Item 8.  Financial Statements and Supplementary Data             16
Item 9.  Changes in and Disagreements with Accountants
           on Accounting and Financial Disclosure                16


                                  Part III

Item 10.  Directors and Executive Officers of the Registrant     16
Item 11.  Executive Compensation                                 16
Item 12.  Security Ownership of Certain Beneficial Owners
           and Management                                        16
Item 13.  Certain Relationships and Related Transactions         16


                                  Part IV

Item 14.  Exhibits, Financial Statement Schedules and
           Reports on Form 8-K                                   17
Signatures                                                       18
Index to Exhibits                                                20

                                    Part I
Item 1. - Business

General

Landstar System, Inc. (herein referred to as "Landstar" or the "Company") was incorporated in January 1991 under the laws of the State of Delaware and acquired all of the capital stock of its predecessor, Landstar System Holdings, Inc. ("LSHI") on March 28, 1991. LSHI owns directly or indirectly all of the common stock of Landstar Ranger, Inc. ("Landstar Ranger"), Landstar Inway, Inc. ("Landstar Inway"), Landstar Ligon, Inc. ("Landstar Ligon"), Landstar T.L.C., Inc. (Landstar T.L.C.), Landstar Gemini, Inc. ("Landstar Gemini"), Landstar Poole, Inc. ("Landstar Poole"), Landstar Logistics, Inc. ("Landstar Logistics"), Landstar Express America, Inc. ("Landstar Express America"), Landstar Contractor Financing, Inc. ("LCFI"), Landstar Capacity Services, Inc. ("LCS"), Risk Management Claim Services, Inc. ("RMCS"), Landstar Corporate Services, Inc. ("LCSI") and Signature Insurance Company ("Signature"). Landstar Ranger, Landstar Inway, Landstar Ligon, Landstar Gemini, Landstar Poole, Landstar Logistics and Landstar Express America are collectively herein referred to as Landstar's "Operating Subsidiaries" or "Operating Companies". The Company's principal executive offices are located at 4160 Woodcock Drive, Jacksonville, Florida 32207 and its telephone number is (904) 390-1234.

Historical Background

In March 1991, Landstar acquired LSHI in a buy-out organized by Kelso & Company, Inc. ("Kelso"). Investors in the acquisition included Kelso Investment Associates IV L.P. ("KIA IV"), an affiliate of Kelso, ABS MB Limited Partnership ("ABSMB"), an affiliate of BT Alex. Brown, Inc. ("BT Alex. Brown") (formerly known as Alex. Brown & Sons Incorporated), and certain management employees of Landstar and its subsidiaries (the "Management Stockholders"). Landstar was capitalized by the sale of an aggregate of 8,024,000 shares of Common Stock for $20.1 million, as follows: KIA IV
($15.5 million), ABSMB ($3.0 million), Management Stockholders($1.3 million) and certain institutional stockholders ($.3 million). In March 1993, Landstar completed a recapitalization (the "Recapitalization") that increased shareholders' equity, reduced indebtedness and improved the Company's operating and financial flexibility. The Recapitalization involved three principal components: (i) the initial public offering (the "IPO") of 5,387,000 shares of Common Stock, at an initial price to the public of $13 per share, 2,500,000 of which were sold by Landstar and 2,887,000 of which were sold by certain of the Company's stockholders (including KIA IV), (ii) the retirement of all $38 million outstanding principal amount of LSHI's 14% Senior Subordinated Notes due 1998 (the "14% Notes"), and (iii) the refinancing of the Company's then existing senior debt facility with a senior bank credit agreement. The net proceeds to the Company from the IPO (net of underwriting discounts and commissions and expenses) of $28,450,000 and proceeds from the new term loan, were used to repay outstanding borrowings under the old credit agreement and redeem or purchase the 14% Notes. In October 1993, a secondary public offering by existing stockholders of 5,547,930 shares of Common Stock at an initial price to the public of $15 per share was completed. KIA IV sold 4,492,640 shares and ABSMB sold 1,055,290 shares. Immediately subsequent to the offering, KIA IV no longer owned any Landstar shares of Common Stock, and affiliates of BT Alex. Brown retained approximately 1% of the Common Stock outstanding.

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

During the first quarter of 1995, Landstar, through different subsidiaries of LSHI acquired the businesses and net assets of Intermodal Transport Company ("ITCO"), a California-based intermodal marketing company, LDS Truck Lines, Inc., a California-based drayage company, and T.L.C. Lines, Inc., a Missouri-based temperature-controlled and long-haul, time sensitive dry van carrier. Also in the 1995 first quarter, Landstar, through another subsidiary of LSHI, acquired all of the outstanding common stock of Express America Freight Systems, Inc., ("Express"), a North Carolina-based air freight and truck expedited service provider. The businesses acquired from ITCO and Express comprise the majority of the multimodal segment's operations.

On December 18, 1996, the Company announced a plan to restructure its Landstar T.L.C. and Landstar Poole operations, in addition to the relocation of its Shelton, Connecticut corporate office headquarters to Jacksonville, Florida in the second quarter of 1997. The plan to restructure Landstar T.L.C. included the merger of the operations of Landstar T.L.C. into Landstar Inway, the closing of the Landstar T.L.C. headquarters in St. Clair, Missouri and the disposal of all of Landstar T.L.C.'s company-owned tractors. The plan to restructure Landstar Poole included the transfer of the variable cost business component of Landstar Poole to Landstar Ranger and the disposal of 175 Landstar Poole company-owned tractors. During 1997 and 1996, the Company incurred approximately $3,164,000 and $7,263,000 of such restructuring costs, respectively. In addition, in January 1997, the operations of Landstar Gemini were merged into the operations of Landstar Logistics. The Company's restructuring plan was substantially completed by June 28, 1997.

In March 1997, Landstar formed Signature, a wholly-owned offshore insurance subsidiary. Signature reinsures certain property, casualty and occupational accident risks of certain independent contractors who have contracted to haul freight for Landstar. In addition, Signature provides certain property and casualty insurance directly to Landstar's Operating Subsidiaries.

Description of Business

Landstar, a transportation services company, operates one of the largest truckload carrier businesses in North America, with revenue of $1,312.7 million in 1997. The Company seeks to provide transportation services which emphasize information coordination and customer service delivered primarily by a network of approximately 1,150 independent commission sales agents. The vast majority of the Company's truckload capacity is provided by independent contractors.

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

Under the provisions of Financial Accounting Standards Board Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information", the Company has determined it has four reportable business segments. These are the carrier segment, multimodal segment, company-owned tractor segment and insurance segment. The following table provides financial information relating to the Company's reportable business segments as of and for the fiscal years ending 1997, 1996 and 1995 (dollars in thousands):

                                                       Fiscal Year Ended
                                                    -----------------------
                                                1997          1996          1995
                                               -----         -----          -----
Revenue from unaffiliated customers:
     Carrier segment                        $ 945,330     $ 905,472      $ 852,235
     Multimodal segment                       255,041       224,384        202,413
     Company-owned tractor segment             93,393       153,945        150,019
     Insurance segment                         18,940

Inter-segment revenue:
     Carrier segment                        $  39,453     $  37,479      $  30,874
     Multimodal segment                           968         1,160            563
     Company-owned tractor segment              6,785         6,956          9,238
     Insurance segment                         15,452

Operating income:
     Carrier segment                        $  62,280     $  57,031      $  70,307
     Multimodal segment                         5,355         4,584          1,497
     Company-owned tractor segment                849         1,543          4,581
     Insurance segment                          8,933
     Other                                    (30,247)      (23,261)       (26,377)

Identifiable assets:
     Carrier segment                        $ 192,143     $ 212,034      $ 189,414
     Multimodal segment                        64,055        56,547         49,987
     Company-owned tractor segment             68,791        85,526         97,098
     Insurance segment                         21,538
     Other                                     10,652        16,694         16,580

The carrier segment is comprised of three of Landstar's operating subsidiaries, Landstar Ranger, Landstar Inway and Landstar Ligon. The carrier segment provides truckload transportation for a wide range of general commodities over irregular routes with its fleet of dry and specialty vans and unsided trailers, including flatbed, drop deck and specialty. The carrier segment markets its services primarily through independent commission sales agents and utilizes tractors provided by independent contractors. The nature of the carrier segment business is such that a significant portion of its operating costs vary directly with revenue. At December 27, 1997, the carrier segment operated a fleet of approximately 7,500 tractors, provided by approximately 5,800 independent contractors, and approximately 12,000 trailers, 5,800 of which are supplied by independent contractors. Approximately 70% of the trailers available to the carrier segment are provided by independent contractors or are leased by the Company at rental rates that vary with the revenue generated through the trailer. The carrier segment's trailer fleet is comprised of approximately 7,200 dry vans, 3,000 flatbeds, 1,300 specialty and 400 refrigerated vans. The carrier segment has a network of approximately 860 independent commission sales agents. An agent in the carrier segment is typically paid 7% of the revenue generated through that agent, with volume-based incentive commissions that can increase the percentage to 10% of revenue. The use of independent contractors enables the carrier segment to utilize a large fleet of revenue equipment while minimizing capital investment and fixed costs, thereby enhancing the carrier segment's return on investment. Independent contractors who provide truckload capacity to the carrier segment are compensated on the basis of a fixed percentage of the revenue generated from the shipments they haul. In 1997, revenue generated through independent contractors was 99% of carrier segment revenue.

The multimodal segment is comprised of Landstar Logistics and Landstar Express America. Transportation services provided by the multimodal segment include the arrangement of intermodal moves, contract logistics, truck brokerage, short-to-long haul movement of containers by truck and emergency and expedited air freight and truck services. The multimodal segment markets its services through independent commission sales agents and utilizes capacity provided by independent contractors, including railroads and air cargo carriers. An agent in the multimodal segment is compensated based on a percentage of the gross profit on revenue generated through that agent. Independent contractors who provide truck capacity to the multimodal segment are compensated based on a percentage of the revenue generated from the shipments they haul. Railroads and air cargo carriers are paid a contractually agreed fixed fee. The nature of the multimodal segment business is such that a significant portion of its operating costs vary directly with revenue. At December 27, 1997, the multimodal segment operated a fleet of 600 trucks, provided by approximately 530 independent contractors. The truck capacity provided by the independent contractors to the multimodal segment is primarily power only, in which the freight is hauled by an independent contractor in a customer trailer or container, or cargo van and straight truck for emergency and expedited freight services. The multimodal segment has a network of approximately 230 independent commission sales agents. In 1997, revenue generated through independent contractors, including railroads and air cargo carriers, was 100% of multimodal segment revenue.

The company-owned tractor segment is comprised of Landstar Poole. The company-owned tractor segment provides truckload transportation services over short and medium length regional traffic lanes. The company-owned tractor segment primarily markets its services through an employee sales force and primarily utilizes company-owned and employee-driven tractors and to a lesser extent independent contractors who are compensated on a cents-per-mile driven basis. At December 27, 1997, the company-owned tractor segment operated a fleet of approximately 870 tractors, including 190 tractors provided by 171 independent contractors, and approximately 1,400 trailers. The trailer fleet of the company-owned tractor segment is comprised of approximately 1,200 dry vans and 220 flatbeds. In 1997, revenue generated through independent contractors was 18% of company-owned tractor segment revenue.

The insurance segment is Signature, a wholly-owned offshore insurance subsidiary that was formed in March 1997. The insurance segment reinsures certain property, casualty and occupational accident risks of certain independent contractors who have contracted to haul freight for Landstar. In addition, the insurance segment provides certain property and casualty insurance directly to the Company's transportation group.

Landstar's business strategy is to offer high quality, specialized transportation services through its transportation group to service-sensitive customers. Landstar focuses on providing transportation services which emphasize information coordination among its independent commission sales agents, customers and capacity providers, as well as customer service, rather than the volume driven approach of generic dry van carriers. Landstar intends to continue developing appropriate systems and technologies to offer integrated transportation and logistic solutions in order to meet its customers' total transportation needs.

The Company's overall size, geographic coverage, equipment and service capability offer the Company significant competitive marketing and operating advantages. These advantages allow the Company to meet the needs of even the largest shippers and thereby qualify it as a "core carrier." Increasingly, the larger shippers are substantially reducing the number of authorized carriers in favor of a small number of core carriers whose size and diverse service capability enable these core carriers to satisfy most of the shippers' transportation needs. Examples of national account customers include the U.S. Department of Defense and shippers in particular industries, such as the three major U.S. automobile manufacturers.

Management believes the Company has a number of significant competitive advantages, including:

DIVERSITY OF SERVICES OFFERED. The Company offers its customers a wide range of transportation services, primarily truckload, through its transportation group, including a fleet of diverse trailing equipment and extensive geographic coverage. Examples of the specialized services offered include a large fleet of flatbed trailers, multi-axle trailers capable of hauling extremely heavy or oversized loads, drivers certified to handle ammunition and explosive shipments for the U.S. Department of Defense, emergency and expedited surface and air cargo services and intermodal capability with railroads and steamship lines, including short-to-medium haul movement of ocean-going containers between U.S. ports and inland cities.

The following table illustrates the diversity of this equipment as of December 27, 1997:

   Trailers:

       Vans                                                  8,360

       Specialty Vans                                          116

       Temperature-Controlled                                  420

       Flatbeds                                              2,721

       Drop Deck/Low Boys                                      499

       Light Specialty                                          79

       Other Specialized Flatbeds                            1,236
                                                            ------
                                       Total                13,431
                                                            ======

MARKETING NETWORK. Landstar's network of approximately 1,150 independent commission sales agents results in regular contact with shippers at the local level and the capability to be highly responsive to shippers' changing needs. The agent network enables Landstar to be responsive both in providing specialized equipment to both large and small shippers and in providing capacity on short notice from the Company's large fleet to high volume shippers. Through its agent network, the Company believes it offers smaller shippers a level of service comparable to that typically reserved by other truckload carriers only for their largest customers. Examples of services that Landstar is able to make available through the agent network to smaller shippers include the ability to haul shipments on short notice (often within hours from notification to time of pick-up), multiple pick-up and delivery points, electronic data interchange capability and access to specialized equipment. In addition, a number of the Company's agents specialize in certain types of freight and transportation services (such as oversized or heavy loads). An agent in the carrier segment is typically paid a percentage of the revenue generated through that agent, with volume-based incentives. An agent in the multimodal segment is typically paid a contractually agreed upon percentage of the gross profit on revenue generated through that agent. During 1997, more than 360 agents generated revenue for Landstar of at least $1 million each, or approximately $981.7 million of Landstar's total revenue. The majority of the agents who generate revenue of $1 million or more have chosen to represent Landstar exclusively. The typical Landstar agent maintains a relationship with a number of shippers and services these shippers by providing a base of operations for independent contractors, both single-unit owner-operator and multi-unit contractors. Contracts with agents are typically terminable upon 30 days' notice. Historically, Landstar has experienced very limited agent turnover among its larger volume agents. Each operating subsidiary emphasizes programs to support the agents' operations and to establish pricing parameters. Each operating subsidiary contracts directly with customers and generally assumes the credit risk and liability for freight losses or damages. The carrier segment and multimodal segment generally dispatch their fleets through their local agents, while the company-owned tractor segment generally operates through a central dispatch system. The carrier segment and multimodal segment hold regular regional agent meetings for their independent commission sales agents and Landstar holds an annual company-wide agent convention.

TECHNOLOGY. Management believes leadership in the development and application of technology is an ongoing part of providing high quality service at competitive prices. Landstar manages its carrier and multimodal segments' technology programs centrally through a Chief Information Officer. The technology programs of the company-owned equipment segment are controlled by management of that segment.

CORPORATE SERVICES. Significant advantages result from the collective expertise and corporate services afforded by Landstar's corporate management. The primary services provided are:

safety                                          purchasing
risk and claims management                      strategic planning
technology and management information systems   human resource management
legal                                           finance
quality programs                                accounting, budgeting and taxes

INDEPENDENT CONTRACTORS. Landstar operates the largest fleet of truckload independent contractors in North America. This provides marketing, operating, safety, recruiting and retention and financial advantages to the Company. Most of the Company's truckload independent contractors are compensated on the basis of a fixed percentage of the revenue generated from the freight they haul. This percentage generally ranges from 60% to 70% where the independent contractor provides a tractor and from 75% to 79% where the independent contractor provides both a tractor and trailer. The independent contractor must pay all the expenses of operating his/her equipment, including driver wages and benefits, fuel, physical damage insurance, maintenance, highway use taxes and debt service. In 1997, Landstar experienced a turnover rate among independent contractors of approximately 79%. A significant percentage of this turnover was attributable to independent contractors who had been independent contractors with the Company for less than one year and the effect of the restructuring. Management believes that the availability of loads is a significant factor in turnover. Management believes other factors that tend to limit turnover include the Company's extensive agent network, the Company's programs to reduce the operating costs of its independent contractors, and Landstar's reputation for quality, service and reliability. The Landstar Contractors' Advantage Purchasing Program ("LCAPP") leverages Landstar's purchasing power as one of the largest truckload carriers in North America to provide discounts to the independent contractors when they purchase equipment, fuel, tires and other items. In addition, LCFI provides a source of funds at competitive interest rates to the independent contractors to purchase tractors, trailers or mobile communication equipment. Landstar also benefits from its use of independent contractors as it allows the Company to maintain a lower level of capital investment. As a result, the carrier and multimodal segments tend to have higher variable costs and lower fixed costs.

Competition

Landstar competes primarily in the domestic transportation industry, focusing on the common and contract truckload segment. This segment has been characterized by significant change since the substantial economic deregulation of the trucking industry in 1980, and again in 1994 and 1995, which have led to a rapid influx of small, often poorly capitalized truckload carriers and downward pressure on freight rates. Primarily because deregulation eliminated most route, commodity and rate restrictions, the market for common and contract truckload services has grown as truckload carriers have attracted business from railroads, less-than-truckload carriers and private fleets. Management believes the truckload segment will continue to undergo significant consolidation and that the barriers to entry may become harder to overcome. These barriers include the capital-intensive nature of the business, purchasing economies available only to larger carriers, increasing customer demand for sophisticated information systems, rising insurance costs, greater customer demand for specialized services and the reluctance of certain shippers to do business with smaller carriers.

The transportation services business is extremely competitive and fragmented. Landstar competes primarily with other truckload carriers and independent contractors and, with respect to certain aspects of its business, intermodal transportation, railroads and less-than-truckload carriers.

Management believes that competition for the freight transported by the Company is based primarily on service and efficiency and, to a lesser degree, on freight rates alone. Historically, competition has created downward pressure on the truckload industry's pricing structure, however, during the most recent years the Company has been able to increase its overall revenue per revenue mile (price) by improving its freight quality. Management believes that Landstar's overall size and availability of a wide range of equipment, together with its geographically dispersed local independent agent network, present the Company with significant competitive advantages over many other truckload carriers. The Company also competes with other motor carriers for the services of independent contractors and independent commission sales agents, contracts with whom are terminable upon short notice. The Company's overall size, coupled with its reputation for good relations with agents and independent contractors, have enabled the Company to attract a sufficient number of qualified agents, independent contractors and drivers.

Insurance and Claims

Potential liability associated with accidents in the trucking industry is severe and occurrences are unpredictable. Landstar retains liability up to $1,000,000 for each individual property, casualty and general liability claim, $500,000 for each workers' compensation claim and $250,000 for each cargo claim. The Company provides, on an actuarially determined basis, for the estimated cost of property, casualty and general liability claims reported and for claims incurred but not reported. Although Landstar has an active training and safety program, there can be no assurance that the frequency or severity of accidents or workers' compensation claims will not increase in the future, that there will not be unfavorable development of existing claims or that insurance premiums will not increase. A material increase in the frequency or severity of accidents or workers' compensation claims or the unfavorable development of existing claims can be expected to adversely affect Landstar's operating results. Management believes that Landstar realizes significant savings in insurance premiums by retaining a larger amount of risk than might be prudent for a smaller company.

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

Independent Contractor Status

From time to time, various legislative or regulatory proposals are introduced at the federal or state levels to change the status of independent contractors' classification to employees for either employment tax purposes (withholding, social security, Medicare and unemployment taxes) or other benefits available to employees. Currently, most individuals are classified as employees or independent contractors for employment tax purposes based on 20 "common-law" factors rather than any definition found in the Internal Revenue Code or Internal Revenue Service regulations. In addition, under Section 530 of the Revenue Act of 1978, taxpayers that meet certain criteria may treat an individual as an independent contractor for employment tax purposes if they have been audited without being told to treat similarly situated workers as employees, if they have received a ruling from the Internal Revenue Service or a court decision affirming their treatment, or if they are following a long-standing recognized practice.

Although management is unaware of any proposals currently pending to change the employee/independent contractor classification, the costs associated with potential changes, if any, in the employee/independent contractor classification could adversely affect Landstar's results of operations if Landstar were unable to reflect them in its fee arrangements with the independent contractors and agents or in the prices charged to its customers.

Regulation

Each of the Operating Subsidiaries is a motor carrier which, prior to January 1, 1995, was regulated by the Interstate Commerce Commission
(the "ICC") and is now regulated by the United States Department of Transportation (the "DOT") and by various state agencies. The DOT has broad powers, generally governing activities such as the regulation of, to a limited degree, motor carrier operations, rates, accounting systems, periodic financial reporting and insurance. Subject to federal and state regulatory authorities or regulation, the Company may transport most types of freight to and from any point in the United States over any route selected by the Company.

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

Landstar Ranger is subject to the Multi Employer Pension Plan Amendments Act of 1980 ("MEPPA"), which could require Landstar Ranger, in the event of withdrawal, to fund its proportionate share of the union sponsored plans' unfunded benefit obligation. Management believes that the liability, if any, for withdrawal from any or all of these plans would not have a material adverse effect on the financial condition of Landstar, but could have a material effect on the results of operations in a given quarter or year.

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

Employees

As of December 27, 1997, the Company and its subsidiaries employed approximately 2,050 individuals. Approximately 150 Landstar Ranger drivers (out of a total of approximately 3,600) are members of the International Brotherhood of Teamsters. The Company considers relations with its employees to be good.

Item 2. - Properties

The Company owns or leases various properties in the U.S. for the Company's operations and administrative staff that support the independent commission sales agents and independent contractors. The carrier segment's primary facilities are located in Jacksonville, Florida, Rockford, Illinois and Madisonville, Kentucky. The multimodal segment's primary facilities are located in Jacksonville, Florida, and Charlotte, North Carolina. The company-owned tractor segment's primary facility is located in Evergreen, Alabama. In addition, the Company's corporate headquarters are located in Jacksonville, Florida and RMCS is located in Madisonville, Kentucky. The Evergreen, Alabama facility of the company-owned tractor segment, the Madisonville, Kentucky and Rockford, Illinois facilities of the carrier segment and the Charlotte, North Carolina facility of the multimodal segment are owned by the Company. All other facilities are leased.

Management believes that Landstar's owned and leased properties are adequate for its current needs and that leased properties can be retained or replaced at acceptable cost.

Item 3. - Legal Proceedings

On August 5, 1997, suit was filed entitled Rene Alberto Rivas Vs. Landstar System, Inc., Landstar Gemini, Inc., Landstar Ranger, Inc., Risk Management Claims Services, Inc., Insurance Management Corporation, and Does 1 through 500, inclusive, in federal district court in Los Angeles. The suit claims Rivas represents a class of all drivers who, according to the suit, should be classified as employees and are therefore allegedly aggrieved by the practice of Landstar Gemini, Inc. requiring such drivers, as independent contractors, to provide either a worker's compensation certificate or to participate in an occupational accident insurance program. Rivas claims violations of federal leasing regulations for allegedly improperly disclosing the program. Rivas also claims violations of Racketeer Influence and Corrupt Organizations ("RICO") Act and the California Business and Professions Act. He seeks on behalf of himself and the class damages of $15 million trebled by virtue of trebling provisions in the RICO Act plus punitive damages. A motion to dismiss these claims was argued to the court on February 9, 1998, and the court's decision is pending. The Company is vigorously defending this action. It believes that the drivers in question are properly classified as independent contractors and that it also has other meritorious defenses to the various claims.

The Company is routinely a party to litigation incidental to its business, primarily involving claims for personal injury and property damage incurred in the transportation of freight. The Company maintains insurance which covers liability amounts in excess of retained liabilities from personal injury and property damages claims.

Item 4. - Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 1997.

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

        Calendar Period                 1997 Market Price    1996 Market Price
        ---------------                 -----------------    -----------------
                                          High     Low          High      Low
          First Quarter                 $26 1/2  $21 3/4     $ 27 1/4  $ 21 3/4
          Second Quarter                 29       23 1/2       30 5/8    23 1/4
          Third Quarter                  28 1/2   23 1/2       29 3/8    23 1/4
          Fourth Quarter                 28 3/4   23 5/8       27 1/4    21 1/2

The reported last sale price per share of the Common Stock as quoted through the NASDAQ National Market System on March 20, 1998 was $31.375 per share. As of such date, Landstar had 11,433,533 shares of Common Stock outstanding. As of March 20, 1998, the Company had 105 stockholders of record of its Common Stock. However, the Company estimates that it has a significantly greater number of stockholders of record because a substantial number of the Company's shares are held by broker or dealers for their customers in street name.

The Company has not within the past three years paid any cash dividends on the Common Stock, and does not intend to pay dividends on the Common Stock for the foreseeable future. The declaration and payment of any future dividends will be determined by the Company's Board of Directors, based on Landstar's results of operations, financial condition, cash requirements, certain corporate law requirements and other factors deemed relevant.


Item 6. - Selected Financial Data

The information required by this Item is set forth under the caption "Selected Consolidated Financial Data" in Exhibit 13 attached hereto, and is incorporated by reference in this Annual Report on Form 10-K. This information is also included on page 45 of the Company's 1997 Annual Report to Shareholders.

Item 7. - Management's Discussion and Analysis of Financial Condition and Results of Operations

The information required by this Item is set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Exhibit 13 attached hereto, and is incorporated by reference in this Annual Report on Form 10-K. This information is also included on pages 25 to 30 of the Company's 1997 Annual Report to Shareholders.

Item 8. - Financial Statements and Supplementary Data

The information required by this Item is set forth under the captions "Consolidated Balance Sheets", "Consolidated Statements of Income", "Consolidated Statements of Cash Flows", "Consolidated Statements of Changes in Shareholders' Equity", "Notes to Consolidated Financial Statements", "Independent Auditors' Report" and "Quarterly Financial Data" in Exhibit 13 attached hereto, and are incorporated by reference in this Annual Report on Form 10-K. This information is also included on pages 31 through 44 of the Company's 1997 Annual Report to Shareholders.

Item 9. - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Part III

Item 10. - Directors and Executive Officers of the Registrant

The information required by this Item concerning the Directors (and nominees for Directors) and Executive Officers of the Company is set forth under the captions "Election of Directors", "Directors of the Company", "Information Regarding Board of Directors and Committees", and "Executive Officers of the Company" on pages 2 through 8, and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" on page 17 of the Company's definitive Proxy Statement for its annual meeting of shareholders filed with the Securities and Exchange Commission pursuant to Regulation 14A, and is incorporated herein by reference.

Item 11. - Executive Compensation

The information required by this Item is set forth under the captions "Compensation of Directors and Executive Officers", "Summary Compensation Table", "Fiscal Year-End Option Values", "Report of the Compensation
Committee on Executive Compensation", "Performance Comparison" and
"Key Executive Employment Protection Agreements" on pages 9 through 14 of the Company's definitive Proxy Statement for its annual meeting of shareholders filed with the Securities and Exchange Commission pursuant to Regulation 14A, and is incorporated herein by reference.

Item 12. - Security Ownership of Certain Beneficial Owners and Management

The information required by this Item is set forth under the caption "Security Ownership by Management and Others" on pages 15 through 17 of the Company's definitive Proxy Statement for its annual meeting of shareholders filed with the Securities and Exchange Commission pursuant to Regulation 14A, and is incorporated herein by reference.

Item 13. - Certain Relationships and Related Transactions

The information required by this Item is set forth under the caption "Indebtedness of Management" on page 11 of the Company's definitive Proxy Statement for its annual meeting of shareholders filed with the Securities and Exchange Commission pursuant to Regulation 14A, and is incorporated herein by reference.

                                Part IV


Item 14. - Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)  (1)  Financial Statements

Financial statements of the Company and related notes thereto, together with the report thereon of KPMG Peat Marwick LLP dated February 10, 1998, are in Exhibit 13 attached hereto, and are incorporated by reference in this Annual Report on Form 10-K. This information is also included on pages 31 through 43 of the Company's 1997 Annual Report to Shareholders.

(2)  Financial Statement Schedules

The report of the Company's independent public accountants with respect to the financial statement schedules listed below appears on page 23 of this Annual Report on Form 10-K.

Schedule Number              Description                                   Page
---------------              -----------                                   ----
      I             Condensed Financial Information of Registrant
                     Parent Company Only Balance Sheet Information          S-1
      I             Condensed Financial Information of Registrant
                     Parent Company Only Statement of Income Information    S-2
      I             Condensed Financial Information of Registrant
                     Parent Company Only Statement of Cash
                      Flows Information                                     S-3
      II            Valuation and Qualifying Accounts
                     For the Fiscal Year Ended December 27, 1997            S-4
      II            Valuation and Qualifying Accounts
                     For the Fiscal Year Ended December 28, 1996            S-5
      II            Valuation and Qualifying Accounts
                     For the Fiscal Year Ended December 30, 1995            S-6

All other financial statement schedules not listed above have been omitted because the required information is included in the consolidated financial statements or the notes thereto, or is not applicable or required.

(3)  Exhibits

       The response to this portion of Item 14 is submitted as a separate section of this report (see "Exhibit Index").

THE COMPANY WILL FURNISH, WITHOUT CHARGE, TO ANY SHAREHOLDER OF THE COMPANY WHO SO REQUESTS IN WRITING, A COPY OF ANY EXHIBITS, AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION. ANY SUCH REQUEST SHOULD BE DIRECTED TO LANDSTAR SYSTEM, INC., ATTENTION: INVESTOR RELATIONS, 4160 WOODCOCK DRIVE, JACKSONVILLE, FLORIDA 32207.

(b)  No reports on Form 8-K were filed during the last quarter of fiscal year
 1997.

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

                             LANDSTAR SYSTEM, INC.

                               By:  Henry H. Gerkens
                                    ----------------------------------------
                                    Henry H. Gerkens
                                    Executive Vice President & Chief Financial
                                     Officer

                               By:  Robert C. LaRose
                                    ----------------------------------------
                                    Robert C. LaRose
                                    Vice President Finance & Treasurer
Date:  March 25, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

 Signature                      Title                               Date
 ---------                      -----                               ----
Jeffrey C. Crowe      Chairman of the Board, President &       March 25, 1998
-------------------    Chief Executive Officer, Principal
Jeffrey C. Crowe        Executive Officer

Henry H. Gerkens      Executive Vice President &               March 25, 1998
-------------------    Chief Financial Officer; Principal
Henry H. Gerkens        Financial Officer

Robert C. LaRose      Vice President Finance & Treasurer;
-------------------    Principal Accounting Officer            March 25, 1998
Robert C. LaRose

        *             Senior Vice President and Director       March 25, 1998
-------------------
John B. Bowron

        *                 Director                             March 25, 1998
-------------------
David G. Bannister

        *                 Director                             March 25, 1998
-------------------
Ronald W. Drucker

        *                 Director                             March 25, 1998
-------------------
Arthur J. Fritz, Jr.

        *                 Director                             March 25, 1998
-------------------
Merritt J. Mott

*   Michael L. Harvey     Attorney In Fact
----------------------
By: Michael L. Harvey

                             EXHIBIT INDEX
Form 10-K for fiscal year ended 12/27/97

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

      4.1 Specimen of Common Stock Certificate. (Incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-1 (Registration No. 33-57174))

      4.2 Stockholders Agreement, dated as of March 12, 1993, among KIA IV, ABSMB and the Company. (Incorporated by reference to Exhibit 4.9 of Amendment No. 3 to the Registrant's Registration Statement on Form S-1 (Registration No. 33-57174))

      4.3 Rights Agreement, dated as of February 10, 1993, between the Company and Chemical Bank, as Rights Agent. (Incorporated by reference to
Exhibit 4.14 of Amendment No. 1 to the Registrant's Registration Statement on Form S-1 (Registration No. 33-57174))

      4.4 The Company agrees to furnish copies of any instrument defining the rights of holders of long-term debt of the Company and its respective consolidated subsidiaries that does not exceed 10% of the total assets of the Company and its respective consolidated subsidiaries to the Securities and Exchange Commission upon request.

4.5        Second Amended and Restated Credit Agreement, dated
October 10, 1997, among LSHI, Landstar, the lenders named therein and The Chase Manhattan Bank as administrative agent
(including exhibits and schedules thereto).(Incorporated by reference to Exhibit 4.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 27, 1997 (Registration No. 0-21238))

Form 10-K for fiscal year ended 12/27/97

Exhibit No.     Description
-----------     -----------

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

      10.9*+    Key Executive Employment Protection Agreement dated
January 30, 1998 between Landstar System, Inc. and certain officers of the Company

Form 10-K for fiscal year ended 12/27/97

Exhibit No.     Description
-----------     -----------

      10.10*+   Amendment to the Landstar System, Inc. 1993 Stock Option Plan

  (11)          Statement re: Computation of Per Share Earnings:

      11.1* Landstar System, Inc. and Subsidiary Calculation of Earnings Per Common Share

      11.2* Landstar System, Inc. and Subsidiary Calculation of Diluted Earnings Per Share

  (13)          Annual Report to Shareholders, Form 10-Q or Quarterly Report to
                Shareholders:

      13.1*     Excerpts from the 1997 Annual Report to Shareholders

  (21)          Subsidiaries of the Registrant:

      21.1*     List of Subsidiary Corporations of the Registrant

  (23)          Consents of Experts and Counsel:

      23.1* Consent of KPMG Peat Marwick LLP as Independent Auditors of the Registrant

  (24)          Power of Attorney

      24.1*     Powers of Attorney

  (27)          Financial Data Schedules

      27.1*     1997 Financial Data Schedule

      27.2*     Restated 1996 Financial Data Schedule

___________________
+management contract or compensatory plan or arrangement
*Filed herewith.

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
Landstar System, Inc.:

Under date of February 10, 1998, we reported on the consolidated balance sheets of Landstar System, Inc. and subsidiary as of December 27, 1997 and December 28, 1996, and the related consolidated statements of income, changes in shareholders' equity and cash flows for the fiscal years ended December 27, 1997, December 28, 1996 and December 30, 1995, as contained in the 1997 annual report to shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1997. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedules as listed in Item 14 (a)(2). These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


KPMG Peat Marwick LLP


Stamford, Connecticut
February 10, 1998

                             LANDSTAR SYSTEM, INC. AND SUBSIDIARY
               SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                     PARENT COMPANY ONLY BALANCE SHEET INFORMATION
                    (Dollars in thousands, except per share amounts)

                                                 Dec. 27,          Dec. 28,
                                                   1997              1996
                                                 --------          --------
Assets
------

Investment in Landstar System Holdings, Inc.,
  net of advances                                $151,696          $147,344

Operating property, less accumulated
  amortization of $1,504 and $878                                       626
                                                 --------          --------
Total assets                                     $151,696          $147,970
                                                 ========          ========

Liabilities and Shareholders' Equity
-----------------------------------

Current maturities of long-term debt                               $    413


Shareholders' equity:
  Common stock, $.01 par value, authorized
    20,000,000 shares, issued 12,900,974
     and 12,882,874 shares                       $    129               129
  Additional paid-in capital                       62,169            61,740
  Retained earnings                               112,345            87,655
  Cost of 915,441 and 94,041 shares of common
    stock in treasury                             (22,947)           (1,967)
                                                 --------          --------
    Total shareholders' equity                    151,696           147,557
                                                 --------          --------
Total liabilities and shareholders' equity       $151,696          $147,970
                                                 ========          ========

                                    S-1

                          LANDSTAR SYSTEM, INC. AND SUBSIDIARY
               SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                  PARENT COMPANY ONLY STATEMENT OF INCOME INFORMATION
                    (Dollars in thousands, except per share amounts)

                                                    FISCAL YEAR ENDED
                                    -----------------------------------------------
                                      Dec. 27,          Dec. 28,           Dec. 30,
                                        1997              1996              1995
                                    ----------        ----------        -----------
Rental income                       $      648        $      682        $      323

Amortization expense                      (626)             (626)             (252)

Interest expense                           (22)              (56)              (71)

Equity in undistributed earnings
  of Landstar System Holdings, Inc.     24,736            18,942        $    25,019

Income taxes                               (46)              (17)               (57)
                                    ----------        ----------        -----------
Net income                          $   24,690        $   18,925        $    24,962
                                    ==========        ==========        ===========

Earnings per common share           $     1.97        $     1.48        $      1.95
                                    ==========        ==========        ===========
Diluted earnings per share          $     1.96        $     1.47        $      1.94
                                    ==========        ==========        ===========
Average number of shares
   outstanding:
 Earnings per common share          12,541,000        12,785,000         12,807,000
                                    ==========        ==========        ===========

 Diluted earnings per share         12,580,000        12,831,000         12,898,000
                                    ==========        ==========         ==========

                                    S-2

                          LANDSTAR SYSTEM, INC. AND SUBSIDIARY
               SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                  PARENT COMPANY ONLY STATEMENT OF CASH FLOWS INFORMATION
                                 (Dollars in thousands)

                                                       FISCAL YEAR ENDED
                                       -----------------------------------------------
                                         Dec. 27,          Dec. 28,           Dec. 30,
                                          1997              1996               1995
                                       ----------        ----------        -----------
Operating Activities
--------------------
Net income                             $   24,690        $   18,925        $    24,962
Adjustments to reconcile net income
 to net cash provided by
  operating activities:
   Amortization of operating property         626               626                252
   Equity in undistributed earnings of
    Landstar System Holdings, Inc.        (24,736)          (18,942)           (25,019)
                                       ----------        ----------        -----------

Net Cash Provided By Operating
 Activities                                   580               609                195
                                       ----------        ----------        -----------
Investing Activities
--------------------
Additional investments in and advances
 from (to) Landstar System Holdings,
 Inc., net                                 20,384              (223)             2,001
                                       ----------        ----------        -----------

Net Cash Provided (Used) By Investing
 Activities                                20,384              (223)             2,001
                                       ----------        ----------        -----------

Financing Activities
--------------------
Principal payments on borrowings under
 capital lease obligations                   (413)             (622)              (469)
Proceeds from sales of common stock           429               236
Purchases of common stock                 (20,980)                              (1,727)
                                       ----------        ----------         ----------
Net Cash Used By Financing
 Activities                               (20,964)             (386)            (2,196)
                                       ----------        ----------         ----------

Change in cash                                  0                0                   0
Cash at beginning of period                     0                0                   0
                                       ----------        ---------         -----------
Cash at end of period                  $        0        $       0         $         0
                                       ==========        =========         ===========

                                    S-3

                         LANDSTAR SYSTEM, INC. AND SUBSIDIARY
                    SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                      FOR THE FISCAL YEAR ENDED DECEMBER 27, 1997
                                 (Dollars in thousands)

COL. A                     COL. B          COL. C                COL. D       COL. E
------                     ------          ------                ------       ------
                          Balance         Additions
                            at      --------------------------
                         Beginning  Charged to  Charged to                   Balance
                            of      Costs and   Other Accounts   Deductions  at End
Description               Period    Expenses    Describe         Describe(A) of Period
-----------              ---------  ----------  --------------   ----------  ---------
Allowance for doubtful
 accounts:
  Deducted from trade
   receivables             $ 6,526   $   2,284    $         -     $  (2,853)   $ 5,957
  Deducted from other
   receivables               4,390       1,673              -        (2,054)     4,009
  Deducted from other non-
   current receivables          17          41              -             -         58
                           -------   ---------    -----------      --------    -------
                           $10,933   $   3,998    $         -     $  (4,907)   $10,024
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
                         Beginning  Charged to  Charged to                    Balance
                            of      Costs and   Other Accounts   Deductions   at End
Description               Period    Expenses    Describe         Describe (A) of Period
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
                           =======   =========    ===========      ========    =======


(A) Write-offs, net of recoveries.
                                    S-5

                         LANDSTAR SYSTEM, INC. AND SUBSIDIARY
                    SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                      FOR THE FISCAL YEAR ENDED DECEMBER 30, 1995
                                 (Dollars in thousands)

COL. A                   COL. B          COL. C                COL. D       COL. E
------                   ------          ------                ------       ------
                        Balance         Additions
                          at      --------------------------
                       Beginning  Charged to  Charged to                   Balance
                          of      Costs and   Other Accounts   Deductions  at End
Description             Period    Expenses    Describe (A)     Describe    of Period
-----------            ---------  ----------  --------------   ----------  ---------
Allowance for doubtful
 accounts:
  Deducted from trade
   receivables           $ 4,136   $   3,755    $   1,105     $ (2,073)     $ 6,923
  Deducted from other
   receivables             3,662       2,477           95       (2,029)       4,205
                         -------   ---------    ---------     --------      -------
                         $ 7,798   $   6,232    $   1,200     $ (4,102)(B)  $11,128
                         =======   =========    =========     ========      =======

(A) Amounts in this column represent opening balances from new business acquired during 1995.

(B) Write-offs, net of recoveries.
                                    S-6