Form 10-Q
period 1998-03-28
LANDSTAR SYSTEM INC
filed 1998-05-08
CIK 853816

                              UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C.  20549

                                FORM 10-Q

(Mark One)
[  X  ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934

For the quarterly period ended March 28, 1998

                              or

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

                                             Yes  (  X  )      No  (    )

The number of shares of the registrant's Common Stock, par value $.01 per share, outstanding as of the close of business on May 6, 1998 was 11,331,733.

                                    PART I

                            FINANCIAL INFORMATION


                        Item 1.  Financial Statements

     The interim consolidated financial statements contained herein reflect all adjustments (all of a normal, recurring nature) which, in the opinion of management, are necessary for a fair statement of the financial condition, results of operations, cash flows and changes in shareholders' equity for the periods presented. They have been prepared in accordance with Rule 10-01 of Regulation S-X and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the thirteen weeks ended March 28, 1998 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 26, 1998.

     These interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's 1997 Annual Report on Form 10-K.


                                    Index


Item 1

Consolidated Balance Sheets as of March 28, 1998
  and December 27, 1997 ................................................ Page 3

Consolidated Statements of Income for the Thirteen Weeks
  Ended March 28, 1998 and March 29, 1997 .............................. Page 4

Consolidated Statements of Cash Flows for the Thirteen Weeks
  Ended March 28, 1998 and March 29, 1997 .............................. Page 5

Consolidated Statement of Changes in Shareholders'
  Equity for the Thirteen Weeks Ended March 28, 1998 ................... Page 6

Notes to Consolidated Financial Statements.............................. Page 7

Item 2

Management's Discussion and Analysis of
  Financial Condition and Results of Operations......................... Page 9

                         LANDSTAR SYSTEM, INC. AND SUBSIDIARY
                              CONSOLIDATED BALANCE SHEETS
                   (Dollars in thousands, except per share amounts)
                                     (Unaudited)

                                                                   March 28,      December 27,
                                                                     1998             1997
                                                                 -------------    ------------
ASSETS
Current assets:
   Cash                                                            $   11,303     $    17,994
   Short-term investments                                               3,036           3,012
   Trade accounts receivable, less allowance of $7,199
      and $5,957                                                      173,642         176,785
   Other receivables, including advances to independent
      contractors, less allowance of $4,555 and $4,009                 16,505          12,599
   Prepaid expenses and other current assets                           11,651           7,832
                                                                   ----------     -----------
                    Total current assets                              216,137         218,222
                                                                   ----------     -----------
Operating property, less accumulated depreciation
   and amortization of $52,685 and $50,301                             77,534          81,258
Goodwill, less accumulated amortization of $9,252 and $8,818           52,855          53,289
Other assets                                                            5,153           4,410
                                                                   ----------     -----------
Total assets                                                       $  351,679     $   357,179
                                                                   ==========     ===========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Cash overdraft                                                  $   14,730     $    12,475
   Accounts payable                                                    58,652          50,394
   Current maturities of long-term debt                                13,070          14,228
   Insurance claims                                                    30,210          28,247
   Other current liabilities                                           29,992          33,827
                                                                   ----------     -----------
                    Total current liabilities                         146,654         139,171
                                                                   ----------     -----------
Long-term debt, excluding current maturities                           33,149          36,218
Insurance claims                                                       29,008          27,890
Deferred income taxes                                                   2,703           2,204

Shareholders' equity:
   Common stock, $.01 par value, authorized 20,000,000
      shares, issued 12,936,974 shares and 12,900,974 shares              129             129
   Additional paid-in capital                                          63,058          62,169
   Retained earnings                                                  116,837         112,345
   Cost of 1,513,441 and 915,441 shares of common stock in treasury   (39,859)        (22,947)
                                                                   ----------     -----------
                    Total shareholders' equity                        140,165         151,696
                                                                   ----------     -----------
Total liabilities and shareholders' equity                         $  351,679     $   357,179
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

                                       3

                          LANDSTAR SYSTEM, INC. AND SUBSIDIARY
                           CONSOLIDATED STATEMENTS OF INCOME
                    (Dollars in thousands, except per share amounts)
                                     (Unaudited)




                                                                      Thirteen Weeks Ended
                                                                     -----------------------
                                                                      March 28,    March 29,
                                                                         1998        1997
                                                                     ----------   ----------
Revenue                                                              $  320,168   $  305,558
Investment income                                                           331

Costs and expenses:
    Purchased transportation                                            223,277      213,626
    Drivers' wages and benefits                                           6,202        8,145
    Fuel and other operating costs                                       14,067       14,659
    Insurance and claims                                                 13,416        9,331
    Commissions to agents and brokers                                    23,576       22,719
    Selling, general and administrative                                  26,396       24,166
    Depreciation and amortization                                         4,873        5,114
    Restructuring costs                                                                1,179
                                                                     ----------   ----------
         Total costs and expenses                                       311,807      298,939
                                                                     ----------   ----------
Operating income                                                          8,692        6,619
Interest and debt expense                                                 1,013        1,439
                                                                     ----------   ----------
Income before income taxes                                                7,679        5,180
Income taxes                                                              3,187        2,175
                                                                     ----------   ----------
Net income                                                           $    4,492   $    3,005
                                                                     ==========   ==========

Earnings per common share                                            $     0.38   $     0.24
                                                                     ==========   ==========
Diluted earnings per share                                           $     0.38   $     0.24
                                                                     ==========   ==========
Average number of shares outstanding:
     Earnings per common share                                       11,686,000   12,726,000
                                                                     ==========   ==========
     Diluted earnings per share                                      11,746,000   12,756,000
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

                                  LANDSTAR SYSTEM, INC. AND SUBSIDIARY
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (Dollars in thousands)
                                              (Unaudited)

                                                                       Thirteen Weeks Ended
                                                                   ---------------------------
                                                                     March 28,      March 29,
                                                                       1998           1997
                                                                   -----------     -----------
OPERATING ACTIVITIES
     Net income                                                    $    4,492      $    3,005
     Adjustments to reconcile net income to net cash provided
        by operating activities:
          Depreciation and amortization of operating property           4,389           4,579
          Amortization of goodwill and non-competition agreements         484             535
          Non-cash interest charges                                        81              66
          Provisions for losses on trade and other accounts
               receivable                                               2,048             622
          Gains on sales of operating property                           (436)           (762)
          Deferred income taxes, net                                      499              76
          Changes in operating assets and liabilities:
                 Decrease (increase) in trade and other
                     accounts receivable                               (2,811)         12,961
                 Increase in prepaid expenses and other assets         (4,717)           (867)
                 Increase in accounts payable                           8,258           9,519
                 Increase (decrease) in other liabilities              (3,835)          1,023
                 Increase in insurance claims                           3,081           1,670
                                                                   -----------     -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                              11,533          32,427
                                                                   -----------     -----------
INVESTING ACTIVITIES
     Purchases of operating property                                   (1,717)         (4,289)
     Proceeds from sales of operating property                          1,488           5,729
                                                                   -----------     -----------
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                         (229)          1,440
                                                                   -----------     -----------
FINANCING ACTIVITIES
     Increase (decrease) in cash overdraft                              2,255          (5,301)
     Proceeds from exercise of stock options and
       related income tax benefit                                         889             146
     Purchases of common stock                                        (16,912)         (3,990)
     Principal payments on long-term debt and capital lease
        obligations                                                    (4,227)        (20,887)
                                                                   -----------     -----------
NET CASH USED BY FINANCING ACTIVITIES                                 (17,995)        (30,032)
                                                                   -----------     -----------
Increase (decrease) in cash                                            (6,691)          3,835
Cash at beginning of period                                            17,994           4,187
                                                                   -----------     -----------
Cash at end of period                                              $   11,303      $    8,022
                                                                   ===========     ===========
See accompanying notes to consolidated financial statements.


                                  LANDSTAR SYSTEM, INC. AND SUBSIDIARY
                                   CONSOLIDATED STATEMENT OF CHANGES
                                       IN SHAREHOLDERS' EQUITY
                                    Thirteen Weeks Ended March 28, 1998
                                          (Dollars in thousands)
                                                (Unaudited)

                                                                    Treasury Stock
                                Common Stock   Additional              at Cost
                            ------------------  Paid-In  Retained  ------------------
                              Shares    Amount  Capital  Earnings    Shares   Amount    Total
                            ---------- ------- --------- --------  ---------  -------  ---------

Balance December 27, 1997   12,900,974 $  129   $62,169  $112,345    915,441 $(22,947) $151,696

Purchases of common stock                                            598,000  (16,912)  (16,912)

Exercise of stock options
  and related income tax
   benefit                      36,000              889                                     889

Net income                                                  4,492                         4,492
                            ---------- -------  --------  -------- --------- --------- ---------

Balance March 28, 1998      12,936,974 $  129   $63,058  $116,837  1,513,441 $(39,859) $140,165
                            ========== =======  ======== ========= ========= ========= =========

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


(1)   Reclassification of Certain Costs

      Certain costs in the amount of $1,496,000 were reclassified from purchased transportation to fuel and other operating costs for the 1997 period in order to conform with the classification of these costs in
1998. The reclassification had no effect on operating income or net income for the period.

(2)   Income Taxes

      The provisions for income taxes for the 1998 and 1997 thirteen-week periods were based on estimated combined full year effective income tax rates of 41.5% and 42.0%, which are higher than the statutory federal income tax rate, primarily as a result of state income taxes, amortization of certain goodwill and the meals and entertainment exclusion.

(3)   Earnings Per Share

      Earnings per common share amounts are based on the weighted average number of common shares outstanding and diluted earnings per share amounts are based on the weighted average number of common shares outstanding plus the incremental shares that would have been outstanding upon the assumed exercise of all dilutive stock options.

(4)   Additional Cash Flow Information

      During the 1998 period, Landstar paid income taxes and interest of $4,049,000 and $821,000, respectively. During the 1997 period, Landstar paid income taxes and interest of $813,000 and $1,719,000, respectively.

(5)   Segment Information

      The following tables summarize information about Landstar's reportable business segments for the thirteen weeks ending March 28, 1998 and March 29, 1997 (in thousands):

      Thirteen Weeks Ending March 28, 1998
      ------------------------------------                 Company-
                                                            owned
                                   Carrier    Multimodal   Tractor    Insurance    Other      Total
                                   -------    ----------   -------    ---------    -----      -----
      External revenue          $  229,696   $   62,578  $  21,984   $   5,910               $ 320,168
      Investment income                                                    331                     331
      Internal revenue               8,610          120        639       5,242                  14,611
      Operating income              12,389          934       (245)      3,064    $(7,450)       8,692



      Thirteen Weeks Ending March 29, 1997
      ------------------------------------                 Company-
                                                            owned
                                   Carrier    Multimodal   Tractor    Insurance    Other      Total
                                   -------    ----------   -------    ---------    -----      -----
      External revenue          $  221,473   $   56,792  $  27,293                           $  305,558
      Internal revenue              11,326          188      3,193                               14,707
      Operating income              13,406          643       (675)                $(6,755)       6,619


(6)   Commitments and Contingencies

      At March 28, 1998, Landstar had commitments for letters of credit outstanding in the amount of $24,659,000, primarily as collateral for insurance claims. The commitments for letters of credit outstanding included $17,659,000 under the Second Amended and Restated Credit Agreement and $7,000,000 secured by assets deposited with a financial institution.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the attached interim consolidated financial statements and notes thereto, and with the Company's audited financial statements and notes thereto for the fiscal year ended December 27, 1997 and Management's Discussion and Analysis of Financial Condition and Results of Operations included in the 1997 Annual Report to Shareholders.

                          RESULTS OF OPERATIONS

Landstar System, Inc. and its subsidiary, Landstar System Holdings, Inc. ("Landstar" or the "Company"), provide transportation services to a variety of market niches throughout the United States and to a lesser extent in Canada and between the United States and Canada and Mexico through its operating subsidiaries which employ different operating strategies. The Company has four reportable business segments: the carrier segment, the multimodal segment, the company-owned tractor segment and the insurance segment.

The carrier segment consists of Landstar Ranger, Inc. ("Landstar Ranger"), Landstar Inway, Inc. ("Landstar Inway") and Landstar Ligon, Inc. The carrier segment provides truckload transportation for a wide range of general commodities over irregular routes with its fleet of dry and specialty vans and unsided trailers, including flatbed, drop deck and specialty. The carrier segment markets its services primarily through independent commission sales agents and utilizes tractors provided by independent contractors. The nature of the carrier segment's business is such that a significant portion of its operating costs varies directly with revenue.

The multimodal segment is comprised of Landstar Logistics, Inc. and Landstar Express America, Inc. ("Landstar Express"). Transportation services provided by the multimodal segment include the arrangement of intermodal moves, contract logistics, truck brokerage, short-to-long haul movement of containers by truck and emergency and expedited air freight and truck services. The multimodal segment markets its services through independent commission sales agents and utilizes capacity provided by independent contractors, including railroads and air cargo carriers. The nature of the multimodal segment's business is such that a significant portion of its operating costs also varies directly with revenue.

The company-owned tractor segment consists of Landstar Poole, Inc. ("Landstar Poole"). This segment provides truckload transportation services over short and medium length regional traffic lanes. The company-owned tractor segment primarily markets its services through an employee sales force and primarily utilizes company-owned and employee-driven tractors.

The insurance segment is Signature Insurance Company ("Signature"), a wholly-owned offshore insurance subsidiary, formed in March 1997. The insurance segment reinsures certain property, casualty and occupational accident risks of certain independent contractors who have contracted to haul freight for Landstar. In addition, the insurance segment provides certain property and casualty insurance directly to Landstar's operating subsidiaries.

During the fourth quarter of 1996, the Company announced a plan to restructure the operations of both Landstar Poole and Landstar T.L.C., Inc. ("Landstar T.L.C."). The Landstar Poole restructuring plan included the transfer of the variable cost business component of Landstar Poole to Landstar Ranger and the disposal of 175 company-owned tractors. The Landstar T.L.C. restructuring plan included the merger of the operations of Landstar T.L.C. into Landstar Inway and the disposal of all the company-owned tractors. The restructuring was substantially completed by June 28, 1997.

Purchased transportation represents the amount an independent contractor is paid to haul freight and is primarily based on a contractually agreed-upon percentage of revenue generated by the haul for truck capacity provided by independent contractors. Purchased transportation for the intermodal services operations and the air freight operations of the multimodal segment is based on a contractually agreed-upon fixed rate. Purchased transportation as a percentage of revenue for the intermodal services operations is normally higher than that of Landstar's other transportation operations. Purchased transportation is the largest component of costs and expenses and, on a consolidated basis, increases or decreases in proportion to the revenue generated through independent contractors. Commissions to agents and brokers are primarily based on contractually agreed-upon percentages of revenue or contractually agreed-upon percentages of gross profit. Commissions to agents and brokers as a percentage of consolidated revenue will vary directly with revenue generated through independent commission sales agents. Both purchased transportation and commissions to agents and brokers generally will also increase or decrease as a percentage of the Company's consolidated revenue if there is a change in the percentage of revenue contributed by the intermodal services operations or the air freight operations of the multimodal segment or through the company-employed drivers of the company-owned tractor segment.

Drivers' wages and benefits represent the amount the Company's employee drivers are compensated. Employee drivers are compensated primarily on a cents-per-mile-driven basis. Drivers' wages and benefits as a percentage of consolidated revenue generally will vary only if there is a change in the revenue contribution generated through independent contractors or a change in the rate of employee driver pay or benefit structure.

The Company's intention is to continue its expansion of truckload capacity provided by independent contractors and to maintain or reduce its truckload capacity provided by company-owned equipment and company-employed drivers. It is also the Company's intention to favor independent commission sales agent locations over company-owned and operated locations. Accordingly, purchased transportation and commissions to agents and brokers are anticipated to increase as a percentage of total consolidated revenue and drivers' wages and benefits are anticipated to decline as a percentage of total consolidated revenue over time.

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

The cost of fuel is the largest component of fuel and other operating costs. Changes in prevailing prices of fuel or increases in fuel taxes can significantly affect the company-owned tractor segment's operating results. Also included in fuel and other operating costs are costs of equipment maintenance paid to third parties.

Employee compensation and benefits account for over half of the Company's selling, general and administrative expense. Other significant components of selling, general and administrative expense are data processing expense, communications costs and rent expense.

Depreciation and amortization primarily relate to depreciation of tractors and trailers.

The following table sets forth the percentage relationships of expense items and investment income to revenue for the periods indicated:

                                                                    Thirteen Weeks Ended
                                                                   -----------------------
                                                                   March 28,     March 29,
                                                                      1998          1997
                                                                   ----------   ----------
Revenue                                                               100.0%       100.0%
Investment income                                                       0.1%

Costs and expenses:
    Purchased transportation                                           69.7%        69.9%
    Drivers' wages and benefits                                         1.9%         2.7%
    Fuel and other operating costs                                      4.4%         4.8%
    Insurance and claims                                                4.2%         3.0%
    Commissions to agents and brokers                                   7.4%         7.4%
    Selling, general and administrative                                 8.3%         7.9%
    Depreciation and amortization                                       1.5%         1.7%
    Restructuring costs                                                              0.4%
                                                                      -------      ------
            Total costs and expenses                                   97.4%        97.8%
                                                                      -------      ------
Operating income                                                        2.7%         2.2%
Interest and debt expense                                               0.3%         0.5%
                                                                      -------      ------
Income before income taxes                                              2.4%         1.7%
Income taxes                                                            1.0%         0.7%
                                                                      -------      ------
Net income                                                              1.4%         1.0%
                                                                      =======      ======

THIRTEEN WEEKS ENDED MARCH 28, 1998 COMPARED TO THIRTEEN WEEKS
ENDED MARCH 29, 1997

Revenue for the 1998 thirteen-week period was $320,168,000, an increase of $14,610,000, or 4.8%, over the 1997 thirteen-week period. The increase was attributable to higher revenue of $8,223,000 and $5,786,000 at the carrier and multimodal segments, respectively, and premium revenue of $5,910,000 generated by the insurance segment. These increases were partially offset by a $5,309,000 revenue decline at the company-owned tractor segment, which resulted from the restructuring of the operations of Landstar Poole. Overall, revenue per revenue mile (price) increased approximately 5%, which reflected improved freight quality, while revenue miles (volume) were approximately 3% lower than 1997, primarily as a result of the restructuring of the operations of Landstar Poole and Landstar T.L.C. During the 1998 and 1997 periods, revenue generated through all independent contractors, including railroads and air cargo carriers, was 92.9% of consolidated revenue. During the 1998 period, $331,000 of investment income was generated by the insurance segment.

Purchased transportation was 69.7% of revenue in 1998 compared with 69.9% in 1997. Drivers' wages and benefits were 1.9% of revenue in 1998 compared with 2.7% in 1997. Fuel and other operating costs were 4.4% of revenue in 1998 compared with 4.8% in 1997. The decrease in purchased transportation as a percentage of revenue was primarily attributable to the effect of the premium revenue generated at the insurance segment, partially offset by an increase in the percentage of revenue (excluding premium revenue) generated through independent contractors due to the reduction of company-owned tractors as a result of the Landstar Poole and Landstar T.L.C. restructuring. The decrease in drivers' wages and benefits and fuel and other operating costs was due primarily to the effect of premium revenue generated at the insurance segment and the reduction of company-owned tractors as a result of the restructuring. Insurance and claims were 4.2% of revenue in 1998 compared with 3.0% in 1997. The increase in insurance and claims as a percentage of revenue was primarily attributable to the effects of insurance programs available to the Company's independent contractors which Signature reinsures. Excluding the premium revenue and insurance and claims expense related to the above reinsurance programs, insurance and claims as a percentage of revenue was 3.0% in 1998. Commissions to agents and brokers were 7.4% of revenue in both 1998 and 1997. Selling, general and administrative costs were 8.3% of revenue in 1998 compared with 7.9% of revenue in 1997, primarily due to a higher provision for customer bad debts, increased management information systems costs, marketing and administrative costs at Signature and one time costs related to the relocation of Landstar Express from Charlotte, North Carolina to Jacksonville, Florida. Depreciation and amortization was 1.5% of revenue in 1998 compared with 1.7% in 1997, primarily due to the effect of increased revenue including the premium revenue generated at the insurance segment.

On December 18, 1996, the Company announced a plan to restructure its Landstar T.L.C. and Landstar Poole operations, in addition to the relocation of its Shelton, Connecticut corporate office headquarters to Jacksonville, Florida in the second quarter of 1997. During the first quarter of 1997, the Company recorded $1,179,000 of restructuring costs. The restructuring was substantially completed by June 28, 1997.

Interest and debt expense was 0.3% of revenue in 1998 and 0.5% in 1997.
This decrease was primarily attributable to the effect of lower average borrowings on the senior credit facility and reduced capital lease obligations.

The provisions for income taxes for the 1998 and 1997 thirteen-week periods were based on estimated full year combined effective income tax rates of approximately 41.5% and 42.0%, respectively, which are higher than the statutory federal income tax rate primarily as a result of state income taxes, amortization of certain goodwill and the meals and entertainment exclusion.

Net income was $4,492,000, or $0.38 per common share, in the 1998 period compared with $3,005,000, or $0.24 per common share, in the 1997 period. Including the dilutive effect of the Company's stock options, diluted earnings per share was $0.38 in the 1998 period and $0.24 in the 1997 period. Excluding restructuring costs, net income for the 1997 period would have been $3,689,000, or $0.29 per common share ($0.29 diluted earnings per share).

CAPITAL RESOURCES AND LIQUIDITY

Shareholders' equity decreased to $140,165,000 at March 28, 1998, compared with $151,696,000 at December 27, 1997, as a result of the repurchase of 598,000 shares of common stock, at an aggregate cost of $16,912,000, partially offset by net income for the period. Shareholders' equity was 75% of total capitalization at both March 28, 1998 and December 27, 1997.

Working capital and the ratio of current assets to current liabilities were $69,483,000 and 1.47 to 1, respectively, at March
28, 1998, compared with $79,051,000 and 1.57 to 1, respectively, at December 27, 1997. Landstar has historically operated with a current ratio of approximately 1.5 to 1. Cash provided by operating activities was $11,533,000 in the 1998 period compared with $32,427,000 in the 1997 period. The decrease in cash flow provided by operating activities was primarily attributable to the timing of cash collections and payments. During the 1998 period, Landstar purchased $1,717,000 of operating property. Landstar plans to acquire approximately $23,000,000 of operating property during the remainder of fiscal year 1998 either by purchase or lease financing.

The Company is aware of the issues associated with the programming code in its existing computer systems in order for the systems to recognize date-sensitive information when the year changes to 2000. The Company believes it has identified and is in the process of modifying all computer software which requires change to ensure its computer systems will be year 2000 compliant as part of its scheduled maintenance and normal system upgrades. As such, management has not separately quantified the cost of year 2000 compliance, however, management does not believe that the future costs of maintaining and upgrading Landstar's computer systems will have a material adverse effect on results of operations. It is anticipated that all reprogramming and testing efforts will be completed by May 1999. To date, confirmations have been received from the Company's primary outside processing vendors that plans have been developed to address the year 2000 issue.

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

                                          PART II

                                     OTHER INFORMATION

Item 1.  Legal Proceedings

On August 5, 1997, suit was filed entitled Rene Alberto Rivas Vs. Landstar System, Inc., Landstar Gemini, Inc., Landstar Ranger, Inc., Risk Management Claims Services, Inc., Insurance Management Corporation, and Does 1 through 500, inclusive, in federal district court in Los Angeles. The suit claims Rivas represents a class of all drivers who, according to the suit, should be classified as employees and are therefore allegedly aggrieved by the practice of Landstar Gemini, Inc. requiring such drivers, as independent contractors, to provide either a worker's compensation certificate or to participate in an occupational accident insurance program. Rivas claims violations of federal leasing regulations for allegedly improperly disclosing the program. Rivas also claims violations of Racketeer Influence and Corrupt Organizations ("RICO") Act and the California Business and Professions Act. He seeks on behalf of himself and the class damages of $15 million trebled by virtue of trebling provisions in the RICO Act plus punitive damages. A motion to dismiss these claims was argued to the court on February 9, 1998, and the court's decision is pending. On March 24, 1998, the court granted defendant's motion to dismiss the RICO claim and invited briefs on the question of a private right of action to enforce the federal leasing regulations. The court will likely refer Rivas' remaining claims to arbitration if a private right of action and Federal court jurisdiction is sustained. Plaintiff may appeal dismissal of the RICO claim. The Company continues to vigorously contest this action. It believes that the drivers in question are properly classified as independent contractors and that it also has other meritorious defenses to the various claims.


Item 2.  Changes in Securities

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

         The exhibits listed on the Exhibit Index are filed as part of this quarterly report on Form 10-Q.

(b)      Form 8-K

         No reports on Form 8-K were filed by the Registrant during the thirteen week period ended March 28, 1998.


                              EXHIBIT INDEX

Registrant's Commission File No.: 0-21238

Exhibit No.       Description
------------       -----------

   (11)           Statement re: Computation of Per Share Earnings:

         11.1 * Landstar System, Inc. and Subsidiary Calculation of Earnings Per Common Share for the Thirteen Weeks Ending
                  March 28, 1998 and March 29, 1997

11.2  *   Landstar System, Inc. and Subsidiary Calculation of Diluted
                  Earnings Per Share for the Thirteen Weeks Ending March 28, 1998 and March 29, 1997

   (27)           Financial Data Schedules:

         27.1 *   1998 Financial Data Schedule


__________________
* Filed herewith

                                     SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          LANDSTAR SYSTEM, INC.



Date:     May 8, 1998                     Henry H. Gerkens
                                          ----------------------------
                                          Henry H. Gerkens
                                          Executive Vice President and
                                          Chief Financial Officer;
                                          Principal Financial Officer



Date:     May 8, 1998                     Robert C. LaRose
                                          ----------------------------
                                          Robert C. LaRose
                                          Vice President Finance and Treasurer;
                                          Principal Accounting Officer