Form 10-Q
period 1998-06-27
LANDSTAR SYSTEM INC
filed 1998-08-10
CIK 853816

                              UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C.  20549

                                FORM 10-Q

(Mark One)
[  X  ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934

For the quarterly period ended June 27, 1998

                              or

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

                                             Yes  (  X  )      No  (    )

The number of shares of the registrant's Common Stock, par value $.01 per share, outstanding as of the close of business on July 31, 1998 was 10,857,433.

                                    PART I

                            FINANCIAL INFORMATION


                        Item 1.  Financial Statements

     The interim consolidated financial statements contained herein reflect all adjustments (all of a normal, recurring nature) which, in the opinion of management, are necessary for a fair statement of the financial condition, results of operations, cash flows and changes in shareholders' equity for the periods presented. They have been prepared in accordance with Rule 10-01 of Regulation S-X and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the twenty-six weeks ended June 27, 1998 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 26, 1998.

     These interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's 1997 Annual Report on Form 10-K.


                                    Index


Item 1

Consolidated Balance Sheets as of June 27, 1998
  and December 27, 1997 ...............................................  Page 3

Consolidated Statements of Income for the Twenty-Six and Thirteen Weeks
  Ended June 27, 1998 and June 28, 1997 ..............................   Page 4

Consolidated Statements of Cash Flows for the Twenty-Six Weeks
  Ended June 27, 1998 and June 28, 1997 ..............................   Page 5

Consolidated Statement of Changes in Shareholders'
  Equity for the Twenty-Six Weeks Ended June 27, 1998 ................   Page 6

Notes to Consolidated Financial Statements............................   Page 7

Item 2

Management's Discussion and Analysis of
  Financial Condition and Results of Operations.......................   Page 9

                         LANDSTAR SYSTEM, INC. AND SUBSIDIARY
                              CONSOLIDATED BALANCE SHEETS
                   (Dollars in thousands, except per share amounts)
                                     (Unaudited)

                                                                   June 27,      December 27,
                                                                     1998             1997
                                                                 -------------    ------------
ASSETS
Current assets:
   Cash                                                            $   21,786     $    17,994
   Short-term investments                                               1,460           3,012
   Trade accounts receivable, less allowance of $7,724
      and $5,957                                                      170,586         176,785
   Other receivables, including advances to independent
      contractors, less allowance of $4,804 and $4,009                 13,195          12,599
   Prepaid expenses and other current assets                            9,503           7,832
   Assets held for sale                                                42,324
                                                                   ----------     -----------
          Total current assets                                        258,854         218,222
                                                                   ----------     -----------
Operating property, less accumulated depreciation
   and amortization of $27,606 and $50,301                             40,471          81,258
Goodwill, less accumulated amortization of $5,953 and $8,818           35,609          53,289
Deferred income taxes and other assets                                 10,274           4,410
                                                                   ----------     -----------
Total assets                                                       $  345,208     $   357,179
                                                                   ==========     ===========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Cash overdraft                                                  $   15,033     $    12,475
   Accounts payable                                                    59,972          50,394
   Current maturities of long-term debt                                35,284          14,228
   Insurance claims                                                    31,490          28,247
   Other current liabilities                                           35,329          33,827
                                                                   ----------     -----------
          Total current liabilities                                   177,108         139,171
                                                                   ----------     -----------
Long-term debt, excluding current maturities                           27,000          36,218
Insurance claims                                                       31,367          27,890
Deferred income taxes                                                                   2,204

Shareholders' equity:
   Common stock, $.01 par value, authorized 20,000,000
      shares, issued 12,943,174 shares and 12,900,974 shares              129             129
   Additional paid-in capital                                          63,216          62,169
   Retained earnings                                                  103,672         112,345
   Cost of 2,028,041 and 915,441 shares of common stock in treasury   (57,284)        (22,947)
                                                                   ----------     -----------
          Total shareholders' equity                                  109,733         151,696
                                                                   ----------     -----------
Total liabilities and shareholders' equity                         $  345,208     $   357,179
                                                                   ==========     ===========
See accompanying notes to consolidated financial statements.
                                       3

                          LANDSTAR SYSTEM, INC. AND SUBSIDIARY
                           CONSOLIDATED STATEMENTS OF INCOME
                    (Dollars in thousands, except per share amounts)
                                     (Unaudited)

                                                   Twenty-Six Weeks Ended        Thirteen Weeks Ended
                                                  -----------------------      -----------------------
                                                   June 27,    June 28,         June 27,      June 28,
                                                     1998        1997             1998          1997
                                                  ----------   ----------      ----------   ----------
Revenue                                           $  625,709   $  589,823      $  327,525   $  311,558
Investment income                                        750                          419

Costs and expenses:
    Purchased transportation                         462,029      431,022         242,095      225,638
    Other operating costs                             14,244       20,109           6,814       10,174
    Insurance and claims                              24,586       22,069          12,363       14,674
    Commissions to agents and brokers                 49,115       46,923          25,849       24,715
    Selling, general and administrative               46,648       43,248          22,376       21,230
    Depreciation and amortization                      4,853        5,782           2,400        2,930
    Restructuring costs                                             3,247                        2,068
                                                  ----------   ----------      ----------   ----------
         Total costs and expenses                    601,475      572,400         311,897      301,429
                                                  ----------   ----------      ----------   ----------
Operating income                                      24,984       17,423          16,047       10,129
Interest and debt expense                              1,596        1,799             943          915
                                                  ----------   ----------      ----------   ----------
Income from continuing operations
    before income taxes                               23,388       15,624          15,104        9,214
Income taxes                                           9,472        6,515           6,117        3,842
                                                  ----------   ----------      ----------   ----------
Income from continuing operations                     13,916        9,109           8,987        5,372
Discontinued operations, net of income taxes         (22,589)         336         (22,152)       1,068
                                                  ----------   ----------      ----------   ----------
Net income (loss)                                 $   (8,673)  $    9,445      $  (13,165)  $    6,440
                                                  ==========   ==========      ==========   ==========
Earnings (loss) per common share:
    Income from continuing operations             $     1.21   $     0.72      $     0.80   $     0.43
    Income (loss) from discontinued operations         (1.97)        0.03           (1.97)        0.08
                                                  ----------   ----------      ----------   ----------
     Earnings (loss) per common share             $    (0.76)  $     0.75      $    (1.17)  $     0.51
                                                  ==========   ==========      ==========   ==========
Diluted earnings (loss) per share:
    Income from continuing operations             $     1.21   $     0.72      $     0.79   $     0.43
    Income (loss) from discontinued operations         (1.96)        0.02           (1.95)        0.08
                                                  ----------   ----------      ----------   ----------
     Diluted earnings (loss) per share            $    (0.75)  $     0.74      $    (1.16)  $     0.51
                                                  ==========   ==========      ==========   ==========
Average number of common shares outstanding:
     Earnings per common share                    11,462,000   12,672,000      11,239,000   12,618,000
                                                  ==========   ==========      ==========   ==========
     Diluted earnings per share                   11,547,000   12,708,000      11,348,000   12,666,000
                                                  ==========   ==========      ==========   ==========
See accompanying notes to consolidated financial statements.
                                       4

                                  LANDSTAR SYSTEM, INC. AND SUBSIDIARY
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (Dollars in thousands)
                                              (Unaudited)

                                                                                       Twenty-Six Weeks Ended
                                                                                     ---------------------------
                                                                                        June 27,       June 28,
                                                                                         1998           1997
                                                                                     -----------     -----------
OPERATING ACTIVITIES
     Net income (loss)                                                               $    (8,673)    $     9,445
     Adjustments to reconcile net income (loss) to net cash provided by operating activities of continuing operations:
          Discontinued operations                                                         22,589            (336)
          Depreciation and amortization of operating property                              4,195           4,970
          Amortization of goodwill and non-competition agreements                            658             812
          Non-cash interest charges                                                          162             132
          Provisions for losses on trade and other accounts receivable                     2,604           1,712
          Gains on sales of operating property                                              (217)           (274)
          Deferred income taxes, net                                                          48             760
          Changes in operating assets and liabilities, net of discontinued operations:
                 Increase in trade and other accounts receivable                          (4,581)         (6,016)
                 Increase in prepaid expenses and other assets                            (4,019)         (1,864)
                 Increase in accounts payable                                              9,173          11,795
                 Decrease in other liabilities                                                (3)         (5,260)
                 Increase in insurance claims                                              8,531           7,190
                                                                                     -----------     -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES OF CONTINUING OPERATIONS                        30,467          23,066
                                                                                     -----------     -----------
INVESTING ACTIVITIES OF CONTINUING OPERATIONS
     Purchase of investments                                                                              (4,799)
     Maturities of short-term investments                                                  1,552
     Purchases of operating property                                                      (2,293)         (6,876)
     Proceeds from sales of operating property                                             1,065           6,058
                                                                                     -----------     -----------
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES OF CONTINUING OPERATIONS                    324          (5,617)
                                                                                     -----------     -----------
FINANCING ACTIVITIES OF CONTINUING OPERATIONS
     Increase in cash overdraft                                                            2,519           3,034
     Borrowings on revolving credit facility                                              15,000
     Proceeds from exercise of stock options and related income tax benefit                1,047             309
     Purchases of common stock                                                           (34,337)         (3,990)
     Principal payments on long-term debt and capital lease obligations                   (2,700)        (23,375)
                                                                                     -----------     -----------
NET CASH USED BY FINANCING ACTIVITIES OF CONTINUING OPERATIONS                           (18,471)        (24,022)
                                                                                     -----------     -----------
NET CASH PROVIDED (USED) BY DISCONTINUED OPERATIONS                                       (8,528)          5,998
                                                                                     -----------     -----------
Increase (decrease) in cash                                                                3,792            (575)
Cash at beginning of period                                                               17,994           4,187
                                                                                     -----------     -----------
Cash at end of period                                                                $    21,786      $    3,612
                                                                                     ===========     ===========
See accompanying notes to consolidated financial statements.
                                       5

                                  LANDSTAR SYSTEM, INC. AND SUBSIDIARY
                                   CONSOLIDATED STATEMENT OF CHANGES
                                       IN SHAREHOLDERS' EQUITY
                                   Twenty-Six Weeks Ended June 27, 1998
                                         (Dollars in thousands)
                                               (Unaudited)

                                                                     Treasury Stock
                                Common Stock   Additional               at Cost
                            ------------------  Paid-In  Retained  -------------------
                              Shares   Amount   Capital  Earnings    Shares    Amount    Total
                            ---------- ------- --------- --------- ---------  --------  ---------

Balance December 27, 1997   12,900,974 $ 129   $ 62,169  $ 112,345   915,441 $ (22,947) $ 151,696

Purchases of common stock                                          1,112,600   (34,337)   (34,337)

Exercise of stock options
  and related income tax
   benefit                      42,200            1,047                                     1,047

Net loss                                                    (8,673)                        (8,673)
                            ---------- ------- --------- --------- --------- ---------  ---------

Balance June 27, 1998       12,943,174 $ 129   $ 63,216  $ 103,672 2,028,041 $ (57,284) $ 109,733
                            ========== ======= ========= ========= ========= =========  =========

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

(1) Discontinued Operations

On July 15, 1998, Landstar Poole, Inc. ("Landstar Poole"), a wholly-owned subsidiary of Landstar which comprised the entire company-owned tractor segment, entered into a definitive agreement to sell all of its tractors and trailers, certain operating assets and the Landstar Poole business to Schneider National, Inc. for approximately $41,592,000 in cash. In addition, Landstar Poole has entered into an agreement to sell its remaining truck terminal to an unrelated third party for approximately $732,000 in cash. Accordingly, the financial results of this segment have been reported as discontinued operations in the accompanying financial statements. Management anticipates these sales will be completed by the end of August 1998.

The loss from discontinued operations of $22,589,000 in the twenty-six week period ended June 27, 1998, included an estimated loss on sale of $21,489,000, net of income tax benefits of $2,511,000, and a loss from operations of $1,100,000, net of income tax benefits of $597,000. The assets held for sale included in the accompanying financial statements consist primarily of property and equipment of the discontinued segment. Certain liabilities of the company-owned tractor segment were retained by Landstar, primarily insurance claims, accounts payable and capital lease obligations.

The company-owned tractor segment had revenues of $45,358,000 and $23,374,000 for the twenty-six weeks and thirteen weeks ended June 27, 1998, respectively, and $49,417,000 and $22,124,000 for the twenty-six weeks and thirteen weeks ended June 28, 1997, respectively.


(2)   Reclassification of Certain Costs

      Certain costs have been reclassified for the 1997 period to conform with the classification of these costs in
1998. The reclassification had no effect on operating income or net income for the period.

(3)   Income Taxes

      The provisions for income taxes on continuing operations for the 1998 and 1997 twenty-six week periods were based on estimated combined full year effective income tax rates of 40.5% and 41.7%, which are higher than the statutory federal income tax rate, primarily as a result of state income taxes, amortization of certain goodwill and the meals and entertainment exclusion.

(4)   Earnings Per Share

      Earnings per common share amounts are based on the weighted average number of common shares outstanding and diluted earnings per share amounts are based on the weighted average number of common shares outstanding plus the incremental shares that would have been outstanding upon the assumed exercise of all dilutive stock options.

(5)   Additional Cash Flow Information

      During the 1998 period, Landstar paid income taxes and interest of $9,052,000 and $2,057,000 ($695,000 related to Landstar Poole), respectively. During the 1997 period, Landstar paid income taxes and interest of $9,883,000 and $3,032,000 ($1,062,000 related to
      Landstar Poole), respectively.

(6)   Segment Information

      The following tables summarize information about Landstar's reportable business segments for the twenty-six and thirteen weeks ended
      June 27, 1998 and June 28, 1997 (in thousands):

      Twenty-Six Weeks Ended June 27, 1998
      -------------------------------------

                                   Carrier    Multimodal   Insurance    Other      Total
                                   -------    ----------   ---------    -----      -----
      External revenue          $  482,211    $ 131,700   $ 11,798                $ 625,709
      Investment income                                        750                      750
      Internal revenue              18,450          263     11,541                   30,254
      Operating income              30,995        2,750      6,426    $(15,187)      24,984



      Twenty-Six Weeks Ended June 28, 1997
      -------------------------------------

                                   Carrier    Multimodal   Insurance    Other      Total
                                   -------    ----------   ---------    -----      -----
      External revenue          $  463,577   $  118,552   $  7,694               $  589,823
      Internal revenue              20,980          423      4,758                   26,161
      Operating income              29,188          590      2,961    $(15,316)      17,423


      Thirteen Weeks Ended June 27, 1998
      -----------------------------------

                                   Carrier    Multimodal   Insurance    Other      Total
                                   -------    ----------   ---------    -----      -----
      External revenue          $  252,515   $   69,122   $  5,888               $  327,525
      Investment income                                        419                      419
      Internal revenue               9,840          143      6,299                   16,282
      Operating income              18,606        1,816      3,362    $ (7,737)      16,047



      Thirteen Weeks Ended June 28, 1997
      -----------------------------------

                                   Carrier    Multimodal   Insurance    Other      Total
                                   -------    ----------   ---------    -----      -----
      External revenue          $  242,104   $   61,760   $  7,694               $  311,558
      Internal revenue               9,654          235      4,758                   14,647
      Operating income              15,782          (53)     2,961    $ (8,561)      10,129


(7)   Commitments and Contingencies

      At June 27, 1998, Landstar had commitments for letters of credit outstanding in the amount of $26,292,000, primarily as collateral for insurance claims. The commitments for letters of credit outstanding included $19,292,000 under the Second Amended and Restated Credit Agreement and $7,000,000 secured by assets deposited with a financial institution.

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

                             RESULTS OF OPERATIONS

Landstar System, Inc. and its subsidiary, Landstar System Holdings, Inc. ("Landstar" or the "Company"), provide transportation services to a variety of market niches throughout the United States and to a lesser extent in Canada and between the United States and Canada and Mexico through its operating subsidiaries which employ different operating strategies. The Company has three reportable business segments: the carrier segment, the multimodal segment and the insurance segment.

The carrier segment consists of Landstar Ranger, Inc., Landstar Inway, Inc. ("Landstar Inway") and Landstar Ligon, Inc. The carrier segment provides truckload transportation for a wide range of general commodities over irregular routes with its fleet of dry and specialty vans and unsided trailers, including flatbed, drop deck and specialty. The carrier segment markets its services primarily through independent commission sales agents and utilizes tractors provided by independent contractors. The nature of the carrier segment's business is such that a significant portion of its operating costs varies directly with revenue.

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

On July 15, 1998, Landstar Poole, Inc. ("Landstar Poole"), a wholly-owned subsidiary of Landstar which comprised the entire company-owned tractor segment, entered into a definitive agreement to sell all of its tractors and trailers, certain operating assets and the Landstar Poole business to Schneider National, Inc. for approximately $41,592,000 in cash. In addition, Landstar Poole has entered into an agreement to sell its remaining truck terminal to an unrelated third party for approximately $732,000 in cash. Accordingly, the financial results of this segment have been reported as discontinued operations in the accompanying financial statements. Management anticipates these sales will be completed by the end of August 1998.

In accordance with a restructuring plan announced in the fourth quarter of 1996, the operations of Landstar T.L.C., Inc. ("Landstar T.L.C.") were merged into Landstar Inway, and all of Landstar T.L.C.'s company-owned tractors were disposed of by June 1997.

Purchased transportation represents the amount an independent contractor is paid to haul freight and is based on a contractually agreed-upon percentage of revenue generated by the haul for truck capacity provided by independent contractors. Purchased transportation for the intermodal services operations and the air freight operations of the multimodal segment is based on a contractually agreed-upon fixed rate. Purchased transportation as a percentage of revenue for the intermodal services operations is normally higher than that of Landstar's other transportation operations. Purchased transportation is the largest component of costs and expenses and, on a consolidated basis, increases or decreases in proportion to the revenue generated through independent contractors. Commissions to agents and brokers are primarily based on contractually agreed-upon percentages of revenue or contractually agreed-upon percentages of gross profit. Commissions to agents and brokers as a percentage of consolidated revenue will vary directly with revenue generated through independent commission sales agents. Both purchased transportation and commissions to agents and brokers generally will also increase or decrease as a percentage of the Company's consolidated revenue if there is a change in the percentage of revenue contributed by Signature or by the intermodal services operations or the air freight operations of the multimodal segment.

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

Trailer rental and maintenance costs, paid to third parties, are the largest component of other operating costs.

Employee compensation and benefits account for over half of the Company's selling, general and administrative expense. Other significant components of selling, general and administrative expense are data processing expense, communications costs and rent expense.

The following table sets forth the percentage relationships of expense and loss items and investment income to revenue for the periods indicated:

                                                    Twenty-Six Weeks Ended     Thirteen Weeks Ended
                                                    ----------------------    ----------------------
                                                     June 27,     June 28,     June 27,     June 28,
                                                      1998          1997        1998          1997
                                                    ---------    ---------    ---------    ---------
Revenue                                                100.0%       100.0%       100.0%       100.0%
Investment income                                        0.1%                      0.1%

Costs and expenses:
    Purchased transportation                            73.8%        73.1%        73.9%        72.4%
    Other operating costs                                2.3%         3.4%         2.1%         3.3%
    Insurance and claims                                 3.9%         3.7%         3.8%         4.7%
    Commissions to agents and brokers                    7.8%         8.0%         7.9%         7.9%
    Selling, general and administrative                  7.5%         7.3%         6.8%         6.8%
    Depreciation and amortization                        0.8%         1.0%         0.7%         0.9%
    Restructuring costs                                               0.6%                      0.7%
                                                      -------       ------      -------       ------
            Total costs and expenses                    96.1%        97.1%        95.2%        96.7%
                                                      -------       ------      -------       ------
Operating income                                         4.0%         2.9%         4.9%         3.3%
Interest and debt expense                                0.3%         0.3%         0.3%         0.3%
                                                      -------       ------      -------       ------
Income from continuing operations
    before income taxes                                  3.7%         2.6%         4.6%         3.0%
Income taxes                                             1.5%         1.1%         1.9%         1.3%
                                                      -------       ------      -------       ------
Income from continuing operations                        2.2%         1.5%         2.7%         1.7%
Discontinued operations, net of income taxes            (3.6%)        0.1%        (6.7%)        0.4%
                                                      -------       ------      -------       ------
Net income (loss)                                       (1.4%)        1.6%        (4.0%)        2.1%
                                                      =======       ======      =======       ======

TWENTY-SIX WEEKS ENDED JUNE 27, 1998 COMPARED TO TWENTY-SIX WEEKS
ENDED JUNE 28, 1997

Revenue for the 1998 twenty-six week period was $625,709,000, an increase of $35,886,000, or 6.1%, over the 1997 twenty-six week period. The increase was attributable to increased revenue of $18,634,000, $13,148,000 and $4,104,000 at the carrier, multimodal and insurance segments, respectively. Overall, revenue per revenue mile (price) increased approximately 4%, which reflected improved freight quality, while revenue miles (volume) were approximately 1% higher than 1997. During the 1998 period, $750,000 of investment income was generated by the insurance segment.

Purchased transportation was 73.8% of revenue in 1998 compared with 73.1% in 1997. The increase in purchased transportation as a percentage of revenue was primarily attributable to an increase in brokerage revenue and the effects of the restructuring of the Landstar T.L.C. operations. Other operating costs were 2.3% of revenue in 1998 compared with 3.4% in 1997. The decrease in other operating costs was primarily due to the effects of the restructuring of the Landstar T.L.C. operations. Insurance and claims were 3.9% of revenue in 1998 compared with 3.7% in 1997. The increase in insurance and claims as a percentage of revenue was primarily attributable to the effects of insurance programs available to the Company's independent contractors which Signature reinsures. Excluding the premium revenue and insurance and claims expense related to the above reinsurance programs, insurance and claims as a percentage of revenue was 2.7% and 3.0% in 1998 and 1997, respectively. The decrease in insurance and claims as a percentage of revenue, excluding Signature's reinsurance programs, was primarily attributable to decreased frequency and severity of accidents. Commissions to agents and brokers were 7.8% of revenue in 1998 and 8.0% in 1997. The decrease in commissions to agents and brokers as a percentage of revenue was primarily due to the effect of increased premium revenue at the insurance segment. Selling, general and administrative costs were 7.5% of revenue in 1998 compared with 7.3% of revenue in 1997, primarily due to a higher provision for customer bad debts, increased management information systems costs, an increase in the provision for bonuses under the Company's management incentive compensation plan and one time costs of $560,000 related to the relocation of Landstar Express from Charlotte, North Carolina to Jacksonville, Florida.

On December 18, 1996, the Company announced a plan to restructure its Landstar T.L.C. operations, in addition to the relocation of its Shelton, Connecticut corporate office headquarters to Jacksonville, Florida in the second quarter of 1997. During the 1997 period, the Company recorded $3,247,000 of restructuring costs. The restructuring was substantially completed by June 28, 1997.

Interest and debt expense was 0.3% of revenue in both 1998 and 1997.

The provisions for income taxes on continuing operations for the 1998 and 1997 twenty-six week periods were based on estimated full year combined effective income tax rates of approximately 40.5% and 41.7%, respectively, which are higher than the statutory federal income tax rate primarily as a result of state income taxes, amortization of certain goodwill and the meals and entertainment exclusion.

Income from continuing operations was $13,916,000, or $1.21 per common share, in the 1998 period compared with $9,109,000, or $0.72 per common share, in the 1997 period. Including the dilutive effect of the Company's stock options, diluted earnings per share from continuing operations was $1.21 in the 1998 period and $0.72 in the 1997 period. Excluding restructuring costs, income from continuing operations for the 1997 period would have been $11,002,000, or $0.87 per common share ($0.87 diluted earnings per share).

The Company recorded a loss from discontinued operations of $22,589,000, or $1.97 per share ($1.96 diluted loss per share), for the 1998 period, which included a loss from operations of $1,100,000, net of income tax benefits of $597,000 and an estimated loss on disposal of $21,489,000, net of income tax benefits of $2,511,000. Income from discontinued operations for 1997 was $336,000, or $0.03 earnings per share ($0.02 diluted earnings per share).

THIRTEEN WEEKS ENDED JUNE 27, 1998 COMPARED TO THIRTEEN WEEKS
ENDED JUNE 28, 1997

Revenue for the 1998 thirteen-week period was $327,525,000, an increase of $15,967,000, or 5.1%, over the 1997 thirteen-week period. The increase was attributable to increased revenue of $10,411,000 and $7,362,000 at the carrier and multimodal segments, respectively, partially offset by reduced revenue of $1,806,000 at the insurance segment. Overall, revenue per revenue mile increased approximately 2%, which reflected improved freight quality, while revenue miles were approximately 3% higher than 1997. The decrease in premium revenue was attributable to the timing of establishing the insurance programs, which resulted in a retroactive premium in the second quarter of 1997. During the 1998 period, $419,000 of investment income was generated by the insurance segment

Purchased transportation was 73.9% of revenue in 1998 compared with 72.4% in 1997. The increase in purchased transportation as a percentage of revenue was primarily attributable to an increase in intermodal revenue, the effect of the decrease in premium revenue at the insurance segment and the effects of the restructuring of the Landstar T.L.C. operations. Other operating costs were 2.1% of revenue in 1998 compared with 3.3% in 1997. The decrease in other operating costs was primarily attributable to the effects of the restructuring of the Landstar T.L.C. operations. Insurance and claims were 3.8% of revenue in 1998 compared with 4.7% in 1997. The decrease in insurance and claims as a percent of revenue was primarily attributable to decreased frequency and severity of accidents and the unfavorable development of prior year claims in 1997. Commissions to agents and brokers were 7.9% of revenue in both 1998 and 1997. Selling, general and administrative costs were 6.8% of revenue in 1998 and 1997, primarily due to increased management information systems costs and an increase in the provision for bonuses under the Company's management incentive compensation plan, offset by increased revenue.

On December 18, 1996, the Company announced a plan to restructure its Landstar T.L.C. operations, in addition to the relocation of its Shelton, Connecticut corporate office headquarters to Jacksonville, Florida in the second quarter of 1997. During the second quarter of 1997, the Company recorded $2,068,000 of restructuring costs. The restructuring was substantially completed by June 28, 1997.

Interest and debt expense was 0.3% of revenue in both 1998 and 1997.

The provisions for income taxes on continuing operations for the 1998 and 1997 thirteen-week periods were based on estimated full year combined effective income tax rates of approximately 40.5% and 41.7%, respectively, which are higher than the statutory federal income tax rate primarily as a result of state income taxes, amortization of certain goodwill and the meals and entertainment exclusion.

Income from continuing operations was $8,987,000, or $0.80 per common share, in the 1998 period compared with $5,372,000, or $0.43 per common share, in the 1997 period. Including the dilutive effect of the Company's stock options, diluted earnings per share for continuing operations was $0.79 in the 1998 period and $0.43 in the 1997 period. Excluding restructuring costs, income from continuing operations for the 1997 period would have been $6,578,000, or $0.52 per common share ($0.52 diluted earnings per share).

The Company recorded a loss from discontinued operations of $22,152,000 for the 1998 period, which included a loss from operations, for its company-owned tractor segment, of $663,000, net of income tax benefits of $429,000, and an estimated loss on disposal of $21,489,000, net of income tax benefits of $2,511,000. Income from discontinued operations for 1997 was $1,068,000.

CAPITAL RESOURCES AND LIQUIDITY

Shareholders' equity decreased to $109,733,000 at June 27, 1998, compared with $151,696,000 at December 27, 1997, primarily as a result of the repurchase of 1,112,600 shares of common stock, at an aggregate cost of $34,337,000, and the net loss for the period. Shareholders' equity was 64% and 75% of total capitalization at June 27, 1998 and December 27, 1997, respectively.

Working capital and the ratio of current assets to current liabilities were $81,746,000 and 1.46 to 1, respectively, at June 27, 1998, compared with $79,051,000 and 1.57 to 1, respectively, at December 27, 1997. Landstar has historically operated with a current ratio of approximately 1.5 to 1. Cash provided by operating activities of continuing operations was $30,467,000 in the 1998 period compared with $23,066,000 in the 1997 period. The increase in cash flow provided by operating activities of continuing operations was primarily attributable to increased earnings from continuing operations and the timing of cash collections and payments. During the 1998 period, Landstar purchased $2,293,000 of operating property. Landstar plans to acquire approximately $17,000,000 of operating property during the remainder of fiscal year 1998 either by purchase or lease financing.

The Company expects to receive proceeds, net of income taxes, capital lease obligations and retained liabilities, of approximately $6,000,000 from the sale of the assets of Landstar Poole.

The Company is aware of the issues associated with the programming code in its existing computer systems in order for the systems to recognize date-sensitive information when the year changes to 2000. The Company believes it has identified and is in the process of modifying all computer software which requires change to ensure its computer systems will be year 2000 compliant as part of its scheduled maintenance and normal system upgrades. As such, management has not separately quantified the cost of year 2000 compliance, however, management does not believe that the future costs of maintaining and upgrading Landstar's computer systems will have a material adverse effect on results of operations. It is anticipated that all reprogramming and testing efforts will be completed by May of 1999. To date, confirmations have been received from the Company's primary outside processing vendors that plans have been developed to address the year 2000 issue.

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

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

On May 20, 1998, Landstar System, Inc. (the "Company") held its Annual Meeting of Shareholders (the "Meeting") at the Ponte Vedra Inn, Ponte Vedra Beach, Florida, 32082. The matters voted upon at the Meeting included (i) the election of three Class II directors for the terms to expire at the 2001 Annual Meeting of Shareholders, (ii) the ratification of appointment of KPMG Peat Marwick LLP as the Company's independent auditors for fiscal year 1998, and (iii) to approve an increase in the number of shares available for distribution from the Company's 1993 Employee Stock Option Plan from 615,000 to 1,115,000 shares.

Pursuant to the Company's Restated Certificate of Incorporation, the Board of Directors has fixed the number of directors at seven: two Class III directors whose members' terms will expire at the 1999 Annual Meeting of Shareholders; two Class I directors whose members' terms will expire at the 2000 Annual Meeting of Shareholders; and the three Class II directors whose members' terms will expire at the 2001 Annual Meeting of Shareholders. With respect to the election of the three Class II directors, nominee Merritt J. Mott, nominee William S. Elston, and nominee Diana M. Murphy were elected to the Board of Directors of the Company. Mr. Mott received 10,380,513 votes for election to the Board and 53,594 were withheld. Mr. Elston received 10,379,513 votes for election to the Board and 54,594 were withheld. Mrs. Murphy received 10,378,113 votes for election and 55,994 were withheld. The names of the other directors whose terms of office as a director continued after the Meeting are as follows:
John B. Bowron (a Class I director), Ronald W. Drucker (a Class I director), David Bannister (a Class III director), and Jeffrey C. Crowe (a Class III director).

The appointment of KPMG Peat Marwick LLP as the Company's independent auditors for fiscal year 1998 was ratified by the Company's shareholders. Votes for the ratification were 10,382,943, votes against were 1,600 and votes abstaining were 49,564.

The approval of an increase in the number of shares available for distribution from the Company's 1993 Employee Stock Option Plan from 615,000 to 1,115,000 shares was ratified by the Company's shareholders. Votes for the ratification were 7,447,155, votes against were 2,421,123 and votes abstaining were 565,829.

Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

         The exhibits listed on the Exhibit Index are filed as part of this quarterly report on Form 10-Q.

(b)      Form 8-K

         No reports on Form 8-K were filed by the Registrant during the thirteen week period ended June 27, 1998.

                              EXHIBIT INDEX

Registrant's Commission File No.: 0-21238

Exhibit No.       Description
------------      -----------

    (2) Plan of acquisition, reorganization, arrangement, liquidation or succession

          2.1 * Asset Purchase Agreement by and between Landstar Poole, Inc. as the seller, and Landstar System, Inc. as the guarantor, and Schneider National, Inc. as the purchaser dated as of July 15, 1998

   (11)           Statement re: Computation of Per Share Earnings:

         11.1 * Landstar System, Inc. and Subsidiary Calculation of Earnings Per Common Share for the Twenty-Six and Thirteen Weeks Ended June 27, 1998 and June 28, 1997

11.2  *   Landstar System, Inc. and Subsidiary Calculation of Diluted
                  Earnings Per Share for the Twenty-Six and Thirteen Weeks Ended June 27, 1998 and June 28, 1997

   (27)           Financial Data Schedules:

         27.1 *   Restated 1997 Financial Data Schedule

         27.2 *   1998 Financial Data Schedule
__________________
* Filed herewith

                                     SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          LANDSTAR SYSTEM, INC.



Date:     August 7, 1998                  Henry H. Gerkens
                                          ----------------------------
                                          Henry H. Gerkens
                                          Executive Vice President and
                                          Chief Financial Officer;
                                          Principal Financial Officer



Date:     August 7, 1998                  Robert C. LaRose
                                          ----------------------------
                                          Robert C. LaRose
                                          Vice President Finance and Treasurer;
                                          Principal Accounting Officer