Form 10-Q
period 1998-09-26
LANDSTAR SYSTEM INC
filed 1998-11-06
CIK 853816

                              UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C.  20549

                                FORM 10-Q

(Mark One)
[  X  ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934

For the quarterly period ended September 26, 1998

                              or

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

                                             Yes  (  X  )      No  (    )

The number of shares of the registrant's Common Stock, par value $.01 per share, outstanding as of the close of business on October 30, 1998 was 10,390,733.

                                    PART I

                            FINANCIAL INFORMATION


                        Item 1.  Financial Statements

     The interim consolidated financial statements contained herein reflect all adjustments (all of a normal, recurring nature) which, in the opinion of management, are necessary for a fair statement of the financial condition, results of operations, cash flows and changes in shareholders' equity for the periods presented. They have been prepared in accordance with Rule 10-01 of Regulation S-X and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the thirty-nine weeks ended September 26, 1998 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 26, 1998.

     These interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's 1997 Annual Report on Form 10-K.


                                    Index


Item 1

Consolidated Balance Sheets as of September 26, 1998
  and December 27, 1997 ...............................................  Page 3

Consolidated Statements of Income for the Thirty-Nine and Thirteen Weeks
  Ended September 26, 1998 and September 27, 1997 ....................   Page 4

Consolidated Statements of Cash Flows for the Thirty-Nine Weeks
  Ended September 26, 1998 and September 27, 1997 ....................   Page 5

Consolidated Statement of Changes in Shareholders'
  Equity for the Thirty-Nine Weeks Ended September 26, 1998 ..........   Page 6

Notes to Consolidated Financial Statements............................   Page 7

Item 2

Management's Discussion and Analysis of
  Financial Condition and Results of Operations.......................   Page 9

                         LANDSTAR SYSTEM, INC. AND SUBSIDIARY
                              CONSOLIDATED BALANCE SHEETS
                   (Dollars in thousands, except per share amounts)
                                     (Unaudited)

                                                                 September 26,    December 27,
                                                                     1998             1997
                                                                 -------------    ------------
ASSETS
Current assets:
   Cash                                                            $   20,181     $    17,994
   Short-term investments                                               1,461           3,012
   Trade accounts receivable, less allowance of $7,490
      and $5,957                                                      172,975         176,785
   Other receivables, including advances to independent
      contractors, less allowance of $4,866 and $4,009                 13,552          12,599
   Prepaid expenses and other current assets                            8,148           7,832
                                                                   ----------     -----------
          Total current assets                                        216,317         218,222
                                                                   ----------     -----------
Operating property, less accumulated depreciation
   and amortization of $29,520 and $50,301                             47,828          81,258
Goodwill, less accumulated amortization of $6,256 and $8,818           35,306          53,289
Deferred income taxes and other assets                                 13,717           4,410
                                                                   ----------     -----------
Total assets                                                       $  313,168     $   357,179
                                                                   ==========     ===========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Cash overdraft                                                  $   14,018     $    12,475
   Accounts payable                                                    55,569          50,394
   Current maturities of long-term debt                                 5,078          14,228
   Insurance claims                                                    31,112          28,247
   Other current liabilities                                           40,374          33,827
                                                                   ----------     -----------
          Total current liabilities                                   146,151         139,171
                                                                   ----------     -----------
Long-term debt, excluding current maturities                           30,756          36,218
Insurance claims                                                       30,273          27,890
Deferred income taxes                                                                   2,204

Shareholders' equity:
   Common stock, $.01 par value, authorized 20,000,000
      shares, issued 12,945,974 shares and 12,900,974 shares              129             129
   Additional paid-in capital                                          63,287          62,169
   Retained earnings                                                  112,911         112,345
   Cost of 2,445,041 and 915,441 shares of common stock in treasury   (70,339)        (22,947)
                                                                   ----------     -----------
          Total shareholders' equity                                  105,988         151,696
                                                                   ----------     -----------
Total liabilities and shareholders' equity                         $  313,168     $   357,179
                                                                   ==========     ===========
See accompanying notes to consolidated financial statements.
                                       3

                          LANDSTAR SYSTEM, INC. AND SUBSIDIARY
                           CONSOLIDATED STATEMENTS OF INCOME
                    (Dollars in thousands, except per share amounts)
                                     (Unaudited)

                                                  Thirty-Nine Weeks Ended       Thirteen Weeks Ended
                                                  -----------------------      -----------------------
                                                   Sept. 26,    Sept. 27,       Sept. 26,    Sept. 27,
                                                     1998        1997             1998         1997
                                                  ----------   ----------      ----------   ----------
Revenue                                           $  949,742   $  893,980      $  324,033   $  304,157
Investment income                                      1,191                          441

Costs and expenses:
    Purchased transportation                         701,981      657,736         239,952      224,418
    Other operating costs                             20,818       25,366           6,574        7,553
    Insurance and claims                              32,886       31,069           8,300        9,000
    Commissions to agents and brokers                 74,803       71,877          25,688       24,954
    Selling, general and administrative               71,414       63,824          24,766       20,576
    Depreciation and amortization                      7,531        8,701           2,678        2,919
    Restructuring costs                                             3,247
                                                  ----------   ----------      ----------   ----------
         Total costs and expenses                    909,433      861,820         307,958      289,420
                                                  ----------   ----------      ----------   ----------
Operating income                                      41,500       32,160          16,516       14,737
Interest and debt expense                              2,584        2,293             988          494
                                                  ----------   ----------      ----------   ----------
Income from continuing operations
    before income taxes                               38,916       29,867          15,528       14,243
Income taxes                                          15,761       12,455           6,289        5,940
                                                  ----------   ----------      ----------   ----------
Income from continuing operations                     23,155       17,412           9,239        8,303
Discontinued operations, net of income taxes         (22,589)        (402)                        (738)
                                                  ----------   ----------      ----------   ----------
Net income                                        $      566   $   17,010      $    9,239   $    7,565
                                                  ==========   ==========      ==========   ==========
Earnings (loss) per common share:
    Income from continuing operations             $     2.06   $     1.38      $     0.86   $     0.66
    Loss from discontinued operations                  (2.01)       (0.03)                       (0.06)
                                                  ----------   ----------      ----------   ----------
     Earnings per common share                    $     0.05   $     1.35      $     0.86   $     0.60
                                                  ==========   ==========      ==========   ==========
Diluted earnings (loss) per share:
    Income from continuing operations             $     2.05   $     1.37      $     0.85   $     0.66
    Loss from discontinued operations                  (2.00)       (0.03)                       (0.06)
                                                  ----------   ----------      ----------   ----------
     Diluted earnings per share                   $     0.05   $     1.34      $     0.85   $     0.60
                                                  ==========   ==========      ==========   ==========
Average number of shares outstanding:
     Earnings per common share                    11,223,000   12,636,000      10,743,000   12,565,000
                                                  ==========   ==========      ==========   ==========
     Diluted earnings per share                   11,316,000   12,664,000      10,852,000   12,612,000
                                                  ==========   ==========      ==========   ==========
See accompanying notes to consolidated financial statements.
                                       4

                                  LANDSTAR SYSTEM, INC. AND SUBSIDIARY
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (Dollars in thousands)
                                              (Unaudited)

                                                                                       Thirty-Nine Weeks Ended
                                                                                     ---------------------------
                                                                                       Sept. 26,      Sept. 27,
                                                                                         1998           1997
                                                                                     -----------     -----------
OPERATING ACTIVITIES
     Net income                                                                      $       566    $     17,010
     Adjustments to reconcile net income to net cash provided
                          by operating activities of continuing operations:
          Discontinued operations                                                         22,589             402
          Depreciation and amortization of operating property                              6,570           7,484
          Amortization of goodwill and non-competition agreements                            961           1,217
          Non-cash interest charges                                                          243             199
          Provisions for losses on trade and other accounts receivable                     3,850           2,961
          Gains on sales of operating property                                              (306)           (486)
          Deferred income taxes, net                                                      (2,118)          4,629
          Changes in operating assets and liabilities, net of discontinued operations:
                 Increase in trade and other accounts receivable                          (6,817)         (5,146)
                 Increase in prepaid expenses and other assets                            (4,146)         (8,815)
                 Increase in accounts payable                                              7,427          10,300
                 Increase in other liabilities                                             5,019           1,841
                 Increase in insurance claims                                              6,848           8,980
                                                                                     -----------     -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES OF CONTINUING OPERATIONS                        40,686          40,576
                                                                                     -----------     -----------
INVESTING ACTIVITIES
     Purchases of investments                                                                             (4,799)
     Maturities of short-term investments                                                  1,552             303
     Purchases of operating property                                                      (4,347)         (7,743)
     Proceeds from sales of operating property                                             1,383           9,039
     Proceeds from sale of discontinued operations                                        40,435
                                                                                     -----------     -----------
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                                          39,023          (3,200)
                                                                                     -----------     -----------
FINANCING ACTIVITIES OF CONTINUING OPERATIONS
     Increase (decrease) in cash overdraft                                                 1,870          (1,203)
     Borrowings on revolving credit facility                                              15,000
     Proceeds from exercise of stock options and related income tax benefit                1,118             429
     Purchases of common stock                                                           (47,392)         (8,656)
     Principal payments on long-term debt and capital lease obligations                  (21,646)        (25,507)
                                                                                     -----------     -----------
NET CASH USED BY FINANCING ACTIVITIES OF CONTINUING OPERATIONS                           (51,050)        (34,937)
                                                                                     -----------     -----------
NET CASH PROVIDED (USED) BY DISCONTINUED OPERATIONS                                      (26,472)          5,520
                                                                                     -----------     -----------
Increase in cash                                                                           2,187           7,959
Cash at beginning of period                                                               17,994           4,187
                                                                                     -----------     -----------
Cash at end of period                                                                $    20,181      $   12,146
                                                                                     ===========     ===========
See accompanying notes to consolidated financial statements.
                                       5

                                  LANDSTAR SYSTEM, INC. AND SUBSIDIARY
                                   CONSOLIDATED STATEMENT OF CHANGES
                                       IN SHAREHOLDERS' EQUITY
                               Thirty-Nine Weeks Ended September 26, 1998
                                         (Dollars in thousands)
                                               (Unaudited)

                                                                     Treasury Stock
                                Common Stock   Additional               at Cost
                            ------------------  Paid-In  Retained  -------------------
                              Shares   Amount   Capital  Earnings    Shares    Amount    Total
                            ---------- ------- --------- --------- ---------  --------  ---------

Balance December 27, 1997   12,900,974 $ 129   $ 62,169  $ 112,345   915,441 $ (22,947) $ 151,696

Purchases of common stock                                          1,529,600   (47,392)   (47,392)

Exercise of stock options
  and related income tax
   benefit                      45,000            1,118                                     1,118

Net income                                                     566                            566
                            ---------- ------- --------- --------- --------- ---------  ---------

Balance September 26, 1998  12,945,974 $ 129   $ 63,287  $ 112,911 2,445,041 $ (70,339) $ 105,988
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

(1) Discontinued Operations

On August 22, 1998, Landstar Poole, Inc. ("Landstar Poole"), a wholly-owned subsidiary of Landstar which comprised the entire company-owned tractor segment, completed the sale of all of its tractors and trailers, certain operating assets and the Landstar Poole business to Schneider National, Inc. for approximately $40,435,000 in cash. In addition, Landstar Poole entered into an agreement to sell its remaining truck terminal to an unrelated third party for approximately $732,000 in cash. Accordingly, the financial results of this segment have been reported as discontinued operations in the accompanying financial statements.

The loss from discontinued operations of $22,589,000 in the thirty-nine week period ended September 26, 1998, included an estimated loss on sale of $21,489,000, net of income tax benefits of $2,511,000, and a loss from operations of $1,100,000, net of income tax benefits of $597,000. Certain liabilities of the company-owned tractor segment were retained by Landstar, primarily insurance claims, capital lease obligations and accounts payable.

The company-owned tractor segment had revenues of $58,715,000 and $13,357,000 for the thirty-nine weeks and thirteen weeks ended September 26, 1998, respectively, and $71,571,000 and $22,154,000 for the thirty-nine weeks and thirteen weeks ended September 27, 1997, respectively.


(2)   Reclassification of Certain Costs

      Certain costs have been reclassified for the 1997 period to conform with the classification of these costs in
1998. The reclassification had no effect on operating income or net income for the periods presented.

(3)   Income Taxes

      The provisions for income taxes on continuing operations for the 1998 and 1997 thirty-nine week periods were based on estimated combined full year effective income tax rates of 40.5% and 41.7%, respectively, which are higher than the statutory federal income tax rate, primarily as a result of state income taxes, amortization of certain goodwill and the meals and entertainment exclusion.

(4)   Earnings Per Share

      Earnings per common share amounts are based on the weighted average number of common shares outstanding and diluted earnings per share amounts are based on the weighted average number of common shares outstanding plus the incremental shares that would have been outstanding upon the assumed exercise of all dilutive stock options.

(5)   Additional Cash Flow Information

      During the 1998 period, Landstar paid income taxes and interest of $18,718,000 and $3,207,000 ($836,000 related to Landstar Poole), respectively, and acquired operating property by entering into capital leases in the amount of $12,902,000. During the 1997 period, Landstar paid income taxes and interest of $10,090,000 and $4,363,000 ($1,487,000 related to Landstar Poole), respectively.

(6)   Segment Information

      The following tables summarize information about Landstar's reportable business segments for the thirty-nine and thirteen weeks ended September 26, 1998 and September 27, 1997 (in thousands):

      Thirty-Nine Weeks Ended September 26, 1998
      ------------------------------------------

                                   Carrier    Multimodal   Insurance    Other      Total
                                   -------    ----------   ---------    -----      -----
      External revenue          $  730,119    $ 201,558   $ 18,065                $ 949,742
      Investment income                                      1,191                    1,191
      Internal revenue              28,089          378     16,385                   44,852
      Operating income              48,774        4,839     13,002    $(25,115)      41,500



      Thirty-Nine Weeks Ended September 27, 1997
      ------------------------------------------

                                   Carrier    Multimodal   Insurance    Other      Total
                                   -------    ----------   ---------    -----      -----
      External revenue          $  699,613   $  181,195   $ 13,172               $  893,980
      Internal revenue              29,918          790     10,258                   40,966
      Operating income              43,987        2,188      8,184    $(22,199)      32,160


      Thirteen Weeks Ended September 26, 1998
      ---------------------------------------

                                   Carrier    Multimodal   Insurance    Other      Total
                                   -------    ----------   ---------    -----      -----
      External revenue          $  247,908   $   69,858   $  6,267               $  324,033
      Investment income                                        441                      441
      Internal revenue               9,639          115      4,844                   14,598
      Operating income              17,779        2,089      6,576    $ (9,928)      16,516



      Thirteen Weeks Ended September 27, 1997
      ---------------------------------------

                                   Carrier    Multimodal   Insurance    Other      Total
                                   -------    ----------   ---------    -----      -----
      External revenue          $  236,036   $   62,643   $  5,478               $  304,157
      Internal revenue               8,938          367      5,500                   14,805
      Operating income              14,799        1,598      5,223    $ (6,883)      14,737


(7)   Commitments and Contingencies

      At September 26, 1998, Landstar had commitments for letters of credit outstanding in the amount of $26,292,000, primarily as collateral for insurance claims. The commitments for letters of credit outstanding included $19,292,000 under the Second Amended and Restated Credit Agreement and $7,000,000 secured by assets deposited with a financial institution.

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


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

All statements in this quarterly report on Form 10-Q that do not reflect historical information are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward looking statements are subject to risks and uncertainties including the ability to complete the conversion of the Company's computer systems in order for them to be year 2000 compliant on schedule.

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

The carrier segment consists of Landstar Ranger, Inc.("Landstar Ranger"), Landstar Inway, Inc. ("Landstar Inway") and Landstar Ligon, Inc.("Landstar Ligon"). The carrier segment provides truckload transportation for a wide range of general commodities over irregular routes with its fleet of dry and specialty vans and unsided trailers, including flatbed, drop deck and specialty. The carrier segment markets its services primarily through independent commission sales agents and utilizes tractors provided by independent contractors. The nature of the carrier segment's business is such that a significant portion of its operating costs varies directly with revenue.

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

On August 22, 1998, Landstar Poole, Inc. ("Landstar Poole"), a wholly-owned subsidiary of Landstar which comprised the entire company-owned tractor segment, completed the sale of all of its tractors and trailers, certain operating assets and the Landstar Poole business to Schneider National, Inc. for approximately $40,435,000 in cash. In addition, Landstar Poole entered into an agreement to sell its remaining truck terminal to an unrelated third party for approximately $732,000 in cash. Accordingly, the financial results of this segment have been reported as discontinued operations in the accompanying financial statements.

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

The following table sets forth the percentage relationships of expense and loss items and investment income to revenue for the periods indicated:

                                                    Thirty-Nine Weeks Ended    Thirteen Weeks Ended
                                                   ------------------------    ----------------------
                                                    Sept. 26,     Sept. 27,    Sept. 26,     Sept. 27,
                                                      1998          1997         1998          1997
                                                   ----------    ----------    ---------    ---------
Revenue                                                100.0%        100.0%       100.0%       100.0%
Investment income                                        0.1%                       0.1%

Costs and expenses:
    Purchased transportation                            73.9%         73.6%        74.1%        73.8%
    Other operating costs                                2.2%          2.8%         2.0%         2.5%
    Insurance and claims                                 3.4%          3.5%         2.6%         2.9%
    Commissions to agents and brokers                    7.9%          8.0%         7.9%         8.2%
    Selling, general and administrative                  7.5%          7.1%         7.6%         6.8%
    Depreciation and amortization                        0.8%          1.0%         0.8%         1.0%
    Restructuring costs                                                0.4%
                                                      -------        ------      -------       ------
            Total costs and expenses                    95.7%         96.4%        95.0%        95.2%
                                                      -------        ------      -------       ------
Operating income                                         4.4%          3.6%         5.1%         4.8%
Interest and debt expense                                0.3%          0.3%         0.3%         0.1%
                                                      -------        ------      -------       ------
Income from continuing operations
    before income taxes                                  4.1%          3.3%         4.8%         4.7%
Income taxes                                             1.7%          1.4%         1.9%         2.0%
                                                      -------        ------      -------       ------
Income from continuing operations                        2.4%          1.9%         2.9%         2.7%
Discontinued operations, net of income taxes            (2.3%)                                  (0.2%)
                                                      -------        ------      -------       ------
Net income                                               0.1%          1.9%         2.9%         2.5%
                                                      =======        ======      =======       ======

THIRTY-NINE WEEKS ENDED SEPTEMBER 26, 1998 COMPARED TO THIRTY-NINE WEEKS ENDED SEPTEMBER 27, 1997

Revenue for the 1998 thirty-nine week period was $949,742,000, an increase of $55,762,000, or 6.2%, over the 1997 thirty-nine week period. The increase was attributable to increased revenue of $30,506,000, $20,363,000 and $4,893,000 at the carrier, multimodal and insurance segments, respectively. Overall, revenue per revenue mile (price) increased approximately 3%, which reflected improved freight quality, while revenue miles (volume) were approximately 2% higher than 1997. During the 1998 period, $1,191,000 of investment income was generated by the insurance segment.

Purchased transportation was 73.9% of revenue in 1998 compared with 73.6% in 1997. Other operating costs were 2.2% of revenue in 1998 compared with 2.8% in 1997. The increase in purchased transportation and the decrease in fuel and other operating costs as a percentage of revenue was primarily attributable to the effects of the restructuring of the Landstar T.L.C. operations. Insurance and claims were 3.4% of revenue in 1998 compared with 3.5% in 1997. The decrease in insurance and claims as a percentage of revenue was primarily attributable to decreased frequency and severity of accidents and favorable development of prior year claims. Commissions to agents and brokers were 7.9% of revenue in 1998 and 8.0% in 1997. The decrease in commissions to agents and brokers as a percentage of revenue was primarily due to the effect of increased premium revenue at the insurance segment. Selling, general and administrative costs were 7.5% of revenue in 1998 compared with 7.1% of revenue in 1997, primarily due to a higher provision for bonuses under the Company's management incentive compensation plan, an increase in the provision for customer bad debts, increased management information systems costs and one time costs of $560,000 related to the relocation of Landstar Express from Charlotte, North Carolina to Jacksonville, Florida, partially offset by reduced wages and benefits and the effect of the increase in revenue.

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

The provisions for income taxes on continuing operations for the 1998 and 1997 thirty-nine week periods were based on estimated full year combined effective income tax rates of approximately 40.5% and 41.7%, respectively, which are higher than the statutory federal income tax rate primarily as a result of state income taxes, amortization of certain goodwill and the meals and entertainment exclusion.

Income from continuing operations was $23,155,000, or $2.06 per common share, in the 1998 period compared with $17,412,000, or $1.38 per common share, in the 1997 period. Including the dilutive effect of the Company's stock options, diluted earnings per share from continuing operations was $2.05 in the 1998 period and $1.37 in the 1997 period. Excluding restructuring costs, income from continuing operations for the 1997 period would have been $19,305,000, or $1.53 per common share ($1.52 diluted earnings per share).

The Company recorded a loss from discontinued operations of $22,589,000, or $2.01 per share ($2.00 diluted loss per share), for the 1998 period, which included a loss from operations of $1,100,000, net of income tax benefits of $597,000 and an estimated loss on disposal of $21,489,000, net of income tax benefits of $2,511,000. The loss from discontinued operations for 1997 was $402,000, or $0.03 loss per common share ($0.03 diluted loss per share).

THIRTEEN WEEKS ENDED SEPTEMBER 26, 1998 COMPARED TO THIRTEEN WEEKS ENDED SEPTEMBER 27, 1997

Revenue for the 1998 thirteen-week period was $324,033,000, an increase of $19,876,000, or 6.5%, over the 1997 thirteen-week period. The increase was attributable to increased revenue of $11,872,000, $7,215,000 and $789,000 at the carrier, multimodal and insurance segments, respectively. Overall, revenue per revenue mile increased approximately 2%, which reflected improved freight quality, while revenue miles were approximately 4% higher than 1997. During the 1998 period, $441,000 of investment income was generated by the insurance segment.

Purchased transportation was 74.1% of revenue in 1998 compared with 73.8% in 1997. The increase in purchased transportation as a percentage of revenue was primarily attributable to an increase in intermodal revenue. Other operating costs were 2.0% of revenue in 1998 compared with 2.5% in 1997. The decrease in other operating costs was primarily attributable to the effects of the restructuring of the Landstar T.L.C. operations and a decrease in the provision for contractor bad debts. Insurance and claims were 2.6% of revenue in 1998 compared with 2.9% in 1997. The decrease in insurance and claims as a percent of revenue was primarily attributable to decreased frequency and severity of accidents and the favorable development of prior year claims. Commissions to agents and brokers were 7.9% of revenue in 1998 and 8.2% in 1997. The decrease in commissions to agents and brokers as a percentage of revenue was due to a decrease in the percentage of brokered freight and the effect of increased premium revenue at the insurance segment. Selling, general and administrative costs were 7.6% of revenue in 1998 and 6.8% in 1997, primarily due to an increase in the provision for bonuses under the Company's management incentive compensation plan, increased management information systems costs and an increase in the provision for customer bad debts, partially offset by increased revenue.

Interest and debt expense was 0.3% of revenue in 1998 and 0.1% in 1997. The increase in interest and debt expense as a percent of revenue was due to increased average borrowings under the senior credit facility in order to finance the Company's stock repurchase program.

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

Income from continuing operations was $9,239,000, or $0.86 per common share, in the 1998 period compared with $8,303,000, or $0.66 per common share, in the 1997 period. Including the dilutive effect of the Company's stock options, diluted earnings per share for continuing operations was $0.85 in the 1998 period and $0.66 in the 1997 period.


The loss from discontinued operations for 1997 was $738,000, or $0.06 loss per common share ($0.06 diluted loss per share).

CAPITAL RESOURCES AND LIQUIDITY

Shareholders' equity decreased to $105,988,000 at September 26, 1998, compared with $151,696,000 at December 27, 1997, primarily as a result of the repurchase of 1,529,600 shares of common stock, at an aggregate cost of $47,392,000. Shareholders' equity was 75% of total capitalization at September 26, 1998 and December 27, 1997.

Working capital and the ratio of current assets to current liabilities were $70,166,000 and 1.48 to 1, respectively, at September 26, 1998, compared with $79,051,000 and 1.57 to 1, respectively, at December 27, 1997. Landstar has historically operated with a current ratio of approximately 1.5 to 1. Cash provided by operating activities of continuing operations was $40,686,000 in the 1998 period compared with $40,576,000 in the 1997 period. The increase in cash flow provided by operating activities of continuing operations was primarily attributable to increased earnings from continuing operations and the timing of cash collections and payments. During the 1998 period, Landstar purchased $4,347,000 of operating property and acquired $12,902,000 of revenue equipment by entering into capital leases. Management does not anticipate significant additional capital expenditures during the remainder of fiscal year 1998.

The Company is aware of the issues associated with the programming code in its existing computer systems in order for the systems to recognize date sensitive information when the year changes to 2000. The Company believes it has identified all of its information technology (IT) and non-information technology (non-IT) systems which require change to ensure all of its systems will be year 2000 compliant. The Company plans to replace all non-IT systems that are not year 2000 compliant with year 2000 compliant systems prior to September 1999. The Company is utilizing in-house staff, with third party assistance, to convert the IT systems to year 2000 compliance. The Company believes that its pricing, billing and settlement systems are critical to the Company's operations. These systems enable the Company to invoice customers and pay independent contractors and commission sales agents properly. The operating subsidiaries comprising the multimodal segment are already year 2000 compliant. Several years ago the Company began to implement a strategy to standardize the carrier group's critical IT systems using the Landstar Ranger system as the base. Landstar Ranger, whose revenue represents 43% of the carrier segment's revenue, is year 2000 compliant. As part of its ongoing system development, the Company is in the process of converting the critical IT systems of Landstar Ligon, whose revenue represents approximately 22% of the carrier segment's revenue, to the same systems as Landstar Ranger. This conversion is expected to be completed by July 1999. Landstar Inway, the remaining operating company in the carrier segment, has successfully converted approximately 35% of its critical IT systems and expects to complete the project by May 1999. In addition, as part of the overall standardization plan, the Company intends to convert all of it's operating companies to a generic, year 2000 compliant general ledger and accounts payable software system during 1999.

As part of the Company's comprehensive review of its systems, it is continuing to verify the year 2000 readiness of third parties (customer and vendors) that provide services that are material to the Company's operations. The Company is currently communicating with its material vendors and customers to assess their year 2000 readiness and will continue to monitor their progress throughout 1999.

The vast majority of the changes necessary to make the Company's IT systems year 2000 compliant were incurred as part of ongoing system development or as part of a Company-wide strategy to standardize computer systems. As such, management has not separately quantified the cost of year 2000 compliance. However, management estimates the total cost of third party assistance for year 2000 compliance will approximate $500,000, of which approximately $300,000 has been incurred. Although management expects the cost of maintaining and upgrading the Company's computer systems to increase over the next few years compared to prior years, management does not believe that the future costs of maintaining and upgrading Landstar's computer systems will have a material adverse effect on the results of operations.

The Company's contingency plan for Landstar Inway, which is still in the process of converting its critical IT systems, is to accelerate the transfer of data processing information to the Landstar Ranger based system. In the event the Company determines that one or more of its material vendors will not become year 2000 compliant, the Company's contingency plan is to select alternative vendors.

The Company believes that the year 2000 project will be completed in sufficient time to ensure that transactions affecting the year 2000 will be properly recognized by the revised programming code. Failure to complete the year 2000 project, both internal and the readiness of third party vendors, could have a material adverse effect on the Company's future operating results or financial condition.

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

                                          PART II

                                     OTHER INFORMATION

Item 1.  Legal Proceedings

On September 29, 1998, suit entitled United States of America vs. Landstar Ligon, et al was filed in the U.S. District Court in the District Court of Colorado (Ligon). Ligon is co-defendant with 14 other defendants. This suit claims cost of removal of environmental hazards and remedial action at a Chemical Handling Corporation (CHC) facility in Jefferson County, Colorado, which was operated as a treatment facility for hazardous materials as defined by the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended (CERCLA). Ligon transported a shipment of batteries in 1992 and an accident in Colorado caused the spillage of battery acid and related materials. The batteries and related materials were disposed of at the Chemical Handling Corporation (CHC) facility. CHC became insolvent and the United States Environmental Protection Agency pursuant to CERCLA sponsored a clean-up of the facility. The government claims $173,063 against Ligon as its portion of the clean-up costs. A Consent Decree was executed by all parties and submitted to the Court with the Complaint. Ligon anticipates the Court will approve the Consent Decree for damages that have been paid into escrow. The escrow will be released to the U.S. Government upon court approval. The Company anticipates no further liability from the suit, the CHC site clean-up or the accident giving rise to the spillage.

Item 2.  Changes in Securities

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

Cutoff for Shareholder Proposals to be Voted Upon at the Landstar
Annual Meeting of Shareholders Scheduled May 19, 1999

The bylaws of the corporation provide that any proposal by any shareholder to transact any corporate business at the annual meeting of shareholders shall be made by notice in writing and mailed certified mail to the secretary of the corporation and received by the corporation no later than 35 days prior to the annual meeting. The date therefore for shareholder proposals to be voted upon at Landstar's Annual Meeting of Shareholders for the 1999 Annual Meeting of Shareholders should be received by the Landstar Corporate Secretary on/or before April 14, 1999, which is 35 days prior to the annual meeting.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

         The exhibits listed on the Exhibit Index are filed as part of this quarterly report on Form 10-Q.

(b)      Form 8-K

         A current report on Form 8-K was filed on September 8, 1998 reporting the sale of Landstar Poole, Inc. to Schneider National, Inc. which took place on August 22, 1998.

                              EXHIBIT INDEX

Registrant's Commission File No.: 0-21238

Exhibit No.       Description
------------      -----------

   (11)           Statement re: Computation of Per Share Earnings:

         11.1 * Landstar System, Inc. and Subsidiary Calculation of Earnings Per Common Share for the Thirty-Nine and Thirteen Weeks Ended September 26, 1998 and September 27, 1997

11.2  *   Landstar System, Inc. and Subsidiary Calculation of Diluted
                  Earnings Per Share for the Thirty-Nine and Thirteen Weeks Ended September 26, 1998 and September 27, 1997

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


                                          LANDSTAR SYSTEM, INC.



Date:     November 6, 1998                Henry H. Gerkens
                                          ----------------------------
                                          Henry H. Gerkens
                                          Executive Vice President and
                                          Chief Financial Officer;
                                          Principal Financial Officer



Date:     November 6, 1998                Robert C. LaRose
                                          ----------------------------
                                          Robert C. LaRose
                                          Vice President Finance and Treasurer;
                                          Principal Accounting Officer