Form 10-K
period 1998-12-26
LANDSTAR SYSTEM INC
filed 1999-03-24
CIK 853816

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-K
(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 26, 1998
                          -----------------
                                             or
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

Portions of the following documents are incorporated by reference in this Form 10-K as indicated herein:
                                           Part of 10-K into
         Document                          which incorporated
         --------                          ------------------
1998 Annual Report to Shareholders            Part II
Proxy Statement relating to                   Part III
  Landstar System, Inc.'s Annual
  Meeting of Shareholders


The number of shares of the registrant's common stock, par value $.01 per share, (the "Common Stock") outstanding as of the close of business on March 22, 1999 was 10,276,833; and the aggregate market value of the voting stock held by non-affiliates of the registrant was $329,815,872 (based on the $33.188 per share closing price on that date, as reported by NASDAQ National Market System). In making this calculation, the registrant has assumed, without admitting for any purpose, that all directors and executive officers of the registrant, and no other person, are affiliates.

                             LANDSTAR SYSTEM, INC.
                       1998 Annual Report on Form 10-K

                              Table of Contents

                                  Part I
                                                               Page
                                                               ----
Item 1.  Business                                                 4
Item 2.  Properties                                              14
Item 3.  Legal Proceedings                                       14
Item 4.  Submission of Matters to a Vote of Security Holders     14


                                  Part II

Item 5.  Market for Registrant's Common Equity and
           Related Stockholder Matters                           15
Item 6.  Selected Financial Data                                 15
Item 7.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations         15
Item 7a. Quantitative and Qualitative Disclosures about
           Market Risk                                           16
Item 8.  Financial Statements and Supplementary Data             16
Item 9.  Changes in and Disagreements with Accountants
           on Accounting and Financial Disclosure                16


                                  Part III

Item 10.  Directors and Executive Officers of the Registrant     17
Item 11.  Executive Compensation                                 17
Item 12.  Security Ownership of Certain Beneficial Owners
           and Management                                        17
Item 13.  Certain Relationships and Related Transactions         17


                                  Part IV

Item 14.  Exhibits, Financial Statement Schedules and
           Reports on Form 8-K                                   18
Signatures                                                       19
Index to Exhibits                                                21

                                    Part I
Item 1. - Business

General

Landstar System, Inc. (herein referred to as "Landstar" or the "Company") was incorporated in January 1991 under the laws of the State of Delaware and acquired all of the capital stock of its predecessor, Landstar System Holdings, Inc. ("LSHI") on March 28, 1991. LSHI owns directly or indirectly all of the common stock of Landstar Ranger, Inc. ("Landstar Ranger"), Landstar Inway, Inc. ("Landstar Inway"), Landstar Ligon, Inc. ("Landstar Ligon"), Landstar T.L.C., Inc. (Landstar T.L.C.), Landstar Gemini, Inc. ("Landstar Gemini"), Landstar Poole, Inc. ("Landstar Poole"), Landstar Logistics, Inc. ("Landstar Logistics"), Landstar Express America, Inc. ("Landstar Express America"), Landstar Contractor Financing, Inc. ("LCFI"), Landstar Capacity Services, Inc., Risk Management Claim Services, Inc. ("RMCS"), Landstar Corporate Services, Inc. and Signature Insurance
Company ("Signature"). Landstar Ranger, Landstar Inway, Landstar Ligon, Landstar Gemini, Landstar Logistics and Landstar Express
America are collectively herein referred to as Landstar's "Operating Subsidiaries" or "Operating Companies." The Company's principal executive offices are located at 4160 Woodcock Drive, Jacksonville, Florida 32207 and its telephone number is (904) 390-1234.

Historical Background

In March 1991, Landstar acquired LSHI in a buy-out organized by Kelso & Company, Inc. ("Kelso"). Investors in the acquisition included Kelso Investment Associates IV L.P. ("KIA IV"), an affiliate of Kelso, ABS MB Limited Partnership ("ABSMB"), an affiliate of BT Alex. Brown, Inc. ("BT Alex. Brown") (formerly known as Alex. Brown & Sons Incorporated), and certain management employees of Landstar and its subsidiaries (the "Management Stockholders"). Landstar was capitalized by the sale of an aggregate of 8,024,000 shares of Common Stock for $20.1 million, as follows: KIA IV
($15.5 million), ABSMB ($3.0 million), Management Stockholders($1.3 million) and certain institutional stockholders ($.3 million). In March 1993, Landstar completed a recapitalization (the "Recapitalization") that increased shareholders' equity, reduced indebtedness and improved the Company's operating and financial flexibility. The Recapitalization involved three principal components: (i) the initial public offering (the "IPO") of 5,387,000 shares of Common Stock, at an initial price to the public of $13 per share, 2,500,000 of which were sold by Landstar and 2,887,000 of which were sold by certain of the Company's stockholders (including KIA IV), (ii) the retirement of all $38 million outstanding principal amount of LSHI's 14% Senior Subordinated Notes due 1998 (the "14% Notes"), and (iii) the refinancing of the Company's then existing senior debt facility with a senior bank credit agreement. The net proceeds to the Company from the IPO (net of underwriting discounts and commissions and expenses) of $28,450,000 and proceeds from the new term loan, were used to repay outstanding borrowings under the old credit agreement and redeem or purchase the 14% Notes. In October 1993, a secondary public offering by existing stockholders of 5,547,930 shares of Common Stock at an initial price to the public of $15 per share was completed. KIA IV sold 4,492,640 shares and ABSMB sold 1,055,290 shares. Immediately subsequent to the offering, KIA IV no longer owned any shares of Landstar Common Stock, and affiliates of BT Alex. Brown retained approximately 1% of the Common Stock outstanding.

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

On December 18, 1996, the Company announced a plan to restructure its Landstar T.L.C. and Landstar Poole operations, in addition to the relocation of its Shelton, Connecticut corporate office headquarters to Jacksonville, Florida in the second quarter of 1997. The plan to restructure Landstar T.L.C. included the merger of the operations of Landstar T.L.C. into Landstar Inway, the closing of the Landstar T.L.C. headquarters in St. Clair, Missouri and the disposal of all of Landstar T.L.C.'s company-owned tractors. During 1997 and 1996, the Company incurred approximately $3,247,000 and $5,937,000 of such restructuring costs, respectively. In addition, in January 1997, the operations of Landstar Gemini were merged into the operations of Landstar Logistics. The Company's restructuring plan was substantially completed by June 28, 1997.

In March 1997, Landstar formed Signature, a wholly-owned offshore insurance subsidiary. Signature reinsures certain property, casualty and occupational accident risks of certain independent contractors who have contracted to haul freight for Landstar. In addition, Signature provides certain property and casualty insurance directly to Landstar's operating subsidiaries.

On August 22, 1998, Landstar Poole, which comprised the entire company-owned tractor segment, completed the sale of all of its tractors and trailers, certain operating assets and the Landstar Poole business to Schneider National, Inc. for approximately $40,435,000 in cash. Accordingly, the financial results of this segment have been reported as discontinued operations.


Description of Business

Landstar, a transportation services company, operates one of the largest truckload carrier businesses in North America, with revenue of $1.3 billion in 1998. The Company provides transportation services which emphasize information coordination and customer service delivered primarily by a network of over 1,000 independent commission sales agents. The
Company's truckload capacity is provided by independent contractors.

Landstar distinguishes itself from many other large truckload carriers by utilizing a wide range of specialized equipment designed to meet customers' varied transportation requirements. The Company transports a variety of freight, including iron and steel, automotive products, paper, lumber and building products, aluminum, chemicals, foodstuffs, heavy machinery, ammunition and explosives, and military hardware. The Company provides truckload carrier services, intermodal transportation services and expedited air and truck services to shippers throughout the continental United States and, to a lesser extent, between the United States and each of Canada and Mexico.

The Company has determined it has three reportable business segments under the provisions of Financial Accounting Standards Board Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information." These are the carrier, multimodal and insurance segments. The following table provides financial information relating to the Company's reportable business segments as of and for the fiscal years ending 1998, 1997 and 1996 (dollars in thousands):

                                                           Fiscal Year
                                               ----------------------------------
                                                1998          1997          1996
                                               -----         -----          -----
Revenue from unaffiliated customers:
     Carrier segment                        $ 981,427     $ 945,330      $ 905,472
     Multimodal segment                       277,999       255,041        224,384
     Insurance segment                         24,181        18,940

Inter-segment revenue:
     Carrier segment                        $  38,517     $  39,453      $  37,479
     Multimodal segment                           535           968          1,160
     Insurance segment                         24,175        15,452

Operating income:
     Carrier segment                        $  67,536     $  62,280      $  57,031
     Multimodal segment                         8,272         5,355          4,584
     Insurance segment                         19,479         7,863           (799)
     Other                                    (33,833)      (29,177)       (22,462)

Identifiable assets:
     Carrier segment                        $ 199,287     $ 192,143      $ 212,034
     Multimodal segment                        66,120        64,055         56,547
     Insurance segment                         24,179        22,101            480
     Discontinued segment                                    68,791         85,526
     Other                                     24,079        10,089         16,214



The carrier segment is comprised of three of Landstar's operating subsidiaries, Landstar Ranger, Landstar Inway and Landstar Ligon. The carrier segment provides truckload transportation for a wide range of general commodities over irregular routes with its fleet of dry and specialty vans and unsided trailers, including flatbed, drop deck and specialty. The carrier segment markets its services primarily through independent commission sales agents and utilizes tractors provided by independent contractors. The nature of the carrier segment business is such that a significant portion of its operating costs varies directly with revenue. At December 26, 1998, the carrier segment operated a fleet of approximately 7,900 tractors, provided by approximately 6,200 independent contractors, and approximately 12,300 trailers, 6,100 of which are supplied by independent contractors. Approximately 77% of the trailers available to the carrier segment are provided by independent contractors or are leased by the Company at rental rates that vary with the revenue generated by the trailer. The carrier segment's trailer fleet is comprised of approximately 7,700 dry vans, 3,400 flatbeds, 900 specialty and 300 refrigerated vans. The carrier segment has a network of approximately 840 independent commission sales agents. An agent in the carrier segment is typically paid 7% of the revenue generated through that agent, with volume-based incentive commissions that can increase the percentage to 10% of revenue generated. The use of independent contractors enables the carrier segment to utilize a large fleet of revenue equipment while minimizing capital investment and fixed costs, thereby enhancing return on investment. Independent contractors who provide truckload capacity to the carrier segment are compensated on the basis of a fixed percentage of the revenue generated from the shipments they haul.

The multimodal segment is comprised of Landstar Logistics and Landstar Express America. Transportation services provided by the multimodal segment include the arrangement of intermodal moves, contract logistics, truck brokerage, short-to-long haul movement of containers by truck, emergency and expedited air freight and truck services. The multimodal segment markets its services through independent commission sales agents and utilizes capacity provided by independent contractors, including railroads and air cargo carriers. Agent compensation in the multimodal segment is based on a percentage of the gross profit on revenue generated through that agent. Independent contractors who provide truck capacity to the multimodal segment are compensated based on a percentage of the revenue generated from the shipments they haul. Railroads and air cargo carriers are paid a contractually agreed-upon fixed fee. The nature of the multimodal segment business is such that a significant portion of its operating costs varies directly with revenue. At December 26, 1998, the multimodal segment operated a fleet of 630 trucks, provided by approximately 570 independent contractors. Multimodal segment independent contractors provide primarily power-only truck capacity, whereby the freight is hauled by an independent contractor in a customer trailer or container. Cargo vans and straight trucks are utilized for emergency and expedited freight services.
The multimodal segment has a network of approximately 240 independent commission sales agents.

The insurance segment is comprised of Signature, a wholly-owned offshore insurance subsidiary that was formed in March 1997, and RMCS. The insurance segment provides risk and claims management services for Landstar's operating companies. In addition, it reinsures certain property, casualty and occupational accident risks of certain independent contractors who have contracted to haul freight for Landstar and provides certain property and casualty insurance directly to Landstar's operating subsidiaries.

Landstar's business strategy is to offer high quality, specialized transportation services through its transportation group to service-sensitive customers. Landstar focuses on providing transportation services which emphasize customer service and information coordination among its independent commission sales agents, customers and capacity providers, rather than the volume-driven approach of generic dry van carriers. Landstar intends to continue developing appropriate systems and technologies that offer integrated transportation and logistics solutions to meet the total transportation needs of its customers.

The Company's overall size, geographic coverage, equipment and service capability offer the Company significant competitive marketing and operating advantages. These advantages allow the Company to meet the needs of even the largest shippers and thereby qualify it as a "core carrier." Increasingly, the larger shippers are substantially reducing the number of authorized carriers in favor of a small number of core carriers whose size and diverse service capability enable these core carriers to satisfy most of the shippers' transportation needs. Examples of national account customers include the U.S. Department of Defense and shippers in particular industries such as the three major U.S. automobile manufacturers.

Management believes the Company has a number of significant competitive advantages, including:

DIVERSITY OF SERVICES OFFERED. The Company offers its customers a wide range of primarily truckload transportation services through the carrier and multimodal groups, including a fleet of diverse trailing equipment and extensive geographic coverage. Examples of the specialized services offered include a large fleet of flatbed trailers, multi-axle trailers capable of hauling extremely heavy or oversized loads, drivers certified to handle ammunition and explosive shipments for the U.S. Department of Defense, emergency and expedited surface and air cargo services and intermodal capability with railroads and steamship lines, including short-to-medium haul movement of ocean-going containers between U.S. ports and inland cities.

The following table illustrates the diversity of this equipment as of December 26, 1998:

   Trailers:

       Vans                                                  7,593

       Specialty Vans                                           95

       Temperature-Controlled                                  328

       Flatbeds                                              2,428

       Drop Deck/Low Boys                                    1,027

       Light Specialty                                          64

       Other Specialized Flatbeds                              826
                                                            ------
                                       Total                12,361
                                                            ======

MARKETING NETWORK. Landstar's network of over 1,000 independent commission sales agents results in regular contact with shippers at the local level and the capability to be highly responsive to shippers' changing needs. The agent network enables Landstar to be responsive both in providing specialized equipment to both large and small shippers and in providing capacity on short notice from the Company's large fleet to high volume shippers. Through its agent network, the Company believes it offers smaller shippers a level of service comparable to that typically reserved by other truckload carriers only for their largest customers. Examples of services that Landstar is able to make available through the agent network to smaller shippers include the ability to haul shipments on short notice (often within hours from notification to time of pick-up), multiple pick-up and delivery points, electronic data interchange capability and access to specialized equipment. In addition, a number of the Company's agents specialize in certain types of freight and transportation services (such as oversized or heavy loads). An agent in the carrier segment is typically paid a percentage of the revenue generated through that agent, with volume-based incentives. An agent in the multimodal segment is typically paid a contractually agreed-upon percentage of the gross profit on revenue generated through that agent. During 1998, more than 370 agents generated revenue for Landstar of at least $1 million each, or approximately $1.0 billion of Landstar's total revenue. The majority of the agents who generate revenue of $1 million or more have chosen to represent Landstar exclusively. The typical Landstar agent maintains a relationship with a number of shippers and services these shippers by providing a base of operations for independent contractors, both single-unit owner-operator and multi-unit contractors. Contracts with agents are typically terminable upon 30 days' notice. Historically, Landstar has experienced very limited agent turnover among its larger volume agents. Each operating subsidiary emphasizes programs to support the agents' operations and to establish pricing parameters. Each operating subsidiary contracts directly with customers and generally assumes the credit risk and liability for freight losses or damages.

The carrier segment and multimodal segment generally dispatch their fleets through their local agents. The carrier segment and multimodal segment hold regular regional agent meetings for their independent commission sales agents and Landstar holds an annual company-wide agent convention.

TECHNOLOGY. Management believes leadership in the development and application of technology is an ongoing part of providing high quality service at competitive prices. Landstar manages its carrier and multimodal segments' technology programs centrally through its information services department.

The Company is aware of the issues associated with the programming code in its existing computer systems in order for the systems to recognize date sensitive information when the year changes to 2000. Information regarding the Company's computer system year 2000 status is included in "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 25 to 31 of the Company's 1998 Annual Report to shareholders and is included in this report on Form 10-K as Exhibit 13.

CORPORATE SERVICES. Significant advantages result from the collective expertise and corporate services afforded by Landstar's corporate management. The primary services provided are:

safety                                          purchasing
strategic planning                              human resource management
technology and management information systems   finance
legal                                           accounting, budgeting and taxes
quality programs

INDEPENDENT CONTRACTORS. Landstar operates the largest fleet of truckload independent contractors in North America. This provides marketing, operating, safety, recruiting, retention and financial advantages to the Company. Most of the Company's truckload independent contractors are compensated based on a fixed percentage of the revenue generated from the freight they haul. This percentage generally ranges from 60% to 70% where the independent contractor provides a tractor and from 75% to 79% where the independent contractor provides both a tractor and trailer. The independent contractor must pay all the expenses of operating his/her equipment, including driver wages and benefits, fuel, physical damage insurance, maintenance, highway use taxes and debt service.

In 1998, Landstar experienced a turnover rate among independent contractors of approximately 51%. A significant percentage of this turnover was attributable to independent contractors who had been independent contractors with the Company for less than one year. Management believes that the lack of availability of loads is a significant factor in turnover. Management believes other factors that tend to limit turnover include the Company's extensive agent network, the Company's programs to reduce the operating costs of its independent contractors, and Landstar's reputation for quality, service and reliability. The Landstar Contractors' Advantage Purchasing Program ("LCAPP") leverages Landstar's purchasing power to provide discounts to the independent contractors when they purchase equipment, fuel, tires and other items. In addition, LCFI provides a source of funds at competitive interest rates to the independent contractors to purchase tractors, trailers or mobile communication equipment.

Landstar also benefits from its use of independent contractors. This allows the Company to maintain a lower level of capital investment, which results in lower fixed costs.
                                       10

Competition

Landstar competes primarily in the domestic transportation industry, focusing on the common and contract truckload segment. This segment has been characterized by significant change since the substantial economic deregulation of the trucking industry in 1980 and again in 1994 and 1995. Deregulation led to a rapid influx of small, often poorly capitalized truckload carriers and downward pressure on freight rates. Primarily because deregulation eliminated most route, commodity and rate restrictions, the market for common and contract truckload services has grown as truckload carriers have attracted business from railroads, less-than-truckload carriers and private fleets. Management believes the truckload segment will continue to undergo significant consolidation and that the barriers to entry may become harder to overcome. These barriers include the capital-intensive nature of the business, purchasing economies available only to larger carriers, increasing customer demand for sophisticated information systems, rising insurance costs, greater customer demand for specialized services and the reluctance of certain shippers to do business with smaller carriers.

The transportation services business is extremely competitive and fragmented. Landstar competes primarily with other truckload carriers and independent contractors and, with respect to certain aspects of its business, intermodal transportation, railroads and less-than-truckload carriers.

Management believes that competition for the freight transported by the Company is based primarily on service and efficiency and, to a lesser degree, on freight rates alone. Historically, although competition has created downward pressure on the truckload industry's pricing structure, the Company has been able to increase its overall revenue per revenue mile (price) by improving its freight quality during the most recent years. Management believes that Landstar's overall size and availability of a wide range of equipment, together with its geographically dispersed local independent agent network, present the Company with significant competitive advantages over many other truckload carriers. The Company also competes with other motor carriers for the services of independent contractors and independent commission sales agents, contracts with whom are terminable upon short notice. The Company's overall size, coupled with its reputation for good relations with agents and independent contractors, have enabled the Company to attract a sufficient number of qualified agents, independent contractors and drivers.

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

Regulation

Each of the Operating Subsidiaries is a motor carrier which, prior to January 1, 1995, was regulated by the Interstate Commerce Commission
("ICC") and is now regulated by the United States Department of Transportation ("DOT") and by various state agencies. The DOT has broad powers, generally governing activities such as the regulation of, to a limited degree, motor carrier operations, rates, accounting systems, periodic financial reporting and insurance. Subject to federal and state regulatory authorities or regulation, the Company may transport most types of freight to and from any point in the United States over any route selected by the Company.

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

Interstate motor carrier operations are subject to safety requirements prescribed by the DOT. All of the Company's drivers are required to have national commercial driver's licenses and are subject to mandatory drug and alcohol testing. The DOT's national commercial driver's license and drug and alcohol testing requirements have not adversely affected the availability of qualified drivers to the Company.

Seasonality

Landstar's operations are subject to seasonal trends common to the trucking industry. Results of operations for the quarter ending in March are typically lower than the quarters ending in June, September and December due to reduced shipments and higher operating costs in the winter months.

Employees

As of December 26, 1998, the Company and its subsidiaries employed approximately 1,278 individuals. Approximately 130 Landstar Ranger drivers (out of a total of approximately 3,700) are members of the International Brotherhood of Teamsters. The Company considers relations with its employees to be good.

Item 2. - Properties

The Company owns or leases various properties in the U.S. for the Company's operations and administrative staff that support the independent commission sales agents and independent contractors. The carrier segment's primary facilities are located in Jacksonville, Florida, Rockford, Illinois and Madisonville, Kentucky. The multimodal segment's primary facilities are located in Jacksonville, Florida. In addition, the Company's corporate headquarters are located in Jacksonville, Florida and RMCS is located in Madisonville, Kentucky. The Madisonville, Kentucky and Rockford, Illinois facilities of the carrier segment are owned by the Company. All other facilities are leased.

Management believes that Landstar's owned and leased properties are adequate for its current needs and that leased properties can be retained or replaced at acceptable cost.

Item 3. - Legal Proceedings

On August 5, 1997, suit was filed entitled Rene Alberto Rivas Vs. Landstar System, Inc., Landstar Gemini, Inc., Landstar Ranger, Inc., Risk Management Claims Services, Inc., Insurance Management Corporation, and Does 1 through 500, inclusive, in federal district court in Los Angeles. The suit claims Rivas represents a class of all drivers who, according to the suit, should be classified as employees and are therefore allegedly aggrieved by the practice of Landstar Gemini, Inc. requiring such drivers, as independent contractors, to provide either a worker's compensation certificate or to participate in an occupational accident insurance program. Rivas claims violations of federal leasing regulations for allegedly improperly disclosing the program. Rivas also claims violations of Racketeer Influence and Corrupt Organizations ("RICO") Act and the California Business and Professions Act. He seeks on behalf of himself and the class damages of $15 million trebled by virtue of trebling provisions in the RICO Act plus punitive damages. A motion to dismiss these claims was argued to the court on February 9, 1998. On March 24, 1998, the court granted defendant's motion to dismiss the RICO claim. Briefs were submitted on the question of a private right of action to enforce the federal leasing regulations at the court's behest and a decision is pending. The court will likely refer Rivas' remaining claims to arbitration if a private right of action and Federal court jurisdiction is sustained. Plaintiff may appeal dismissal of the RICO claim. The Company continues to vigorously contest this action. It believes that the drivers in question are properly classified as independent contractors and it also has other meritorious defenses to the various claims.

The Company is routinely a party to litigation incidental to its business, primarily involving claims for personal injury and property damage incurred in the transportation of freight. The Company maintains insurance which covers liability amounts in excess of retained liabilities from personal injury and property damages claims.

Item 4. - Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 1998.

                              Part II


Item 5. - Market for Registrant's Common Equity and Related Stockholder Matters

The Common Stock of the Company is quoted through the National Association of Securities Dealers, Inc. National Market System (the "NASDAQ National Market System") under the symbol "LSTR." The following table sets forth the high and low reported sale prices for the Common Stock as quoted through the NASDAQ National Market System for the periods indicated.

        Calendar Period                 1998 Market Price    1997 Market Price
        ---------------                 -----------------    -----------------
                                          High     Low          High      Low
          First Quarter                $ 32 1/2  $ 25 1/4    $ 26 1/2  $ 21 3/4
          Second Quarter                 35 5/32   30 3/4      29        23 1/2
          Third Quarter                  37 1/4    27          28 1/2    23 1/2
          Fourth Quarter                 45 5/8    21 1/16     28 3/4    23 5/8

The reported last sale price per share of the Common Stock as quoted through the NASDAQ National Market System on March 22, 1999 was $33.188 per share. As of such date, Landstar had 10,276,833 shares of Common Stock outstanding. As of March 22, 1999, the Company had 86 stockholders of record of its Common Stock. However, the Company estimates that it has a significantly greater number of stockholders of record because a substantial number of the Company's shares are held by brokers or dealers for their customers in street name.

The Company has not paid any cash dividends on the Common Stock within the past three years and does not intend to pay dividends on the Common Stock for the foreseeable future. The declaration and payment of any future dividends will be determined by the Company's Board of Directors, based on Landstar's results of operations, financial condition, cash requirements, certain corporate law requirements and other factors deemed relevant.


Item 6. - Selected Financial Data

The information required by this Item is set forth under the caption "Selected Consolidated Financial Data" in Exhibit 13 attached hereto, and is incorporated by reference in this Annual Report on Form 10-K. This information is also included on page 46 of the Company's 1998 Annual Report to Shareholders.

Item 7. - Management's Discussion and Analysis of Financial Condition and Results of Operations

The information required by this Item is set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Exhibit 13 attached hereto, and is incorporated by reference in this Annual Report on Form 10-K. This information is also included on pages 25 to 31 of the Company's 1998 Annual Report to Shareholders.

Item 7a. Quantitative and Qualitative Disclosures about Market Risk

The Company has a credit agreement with a syndicate of banks and The Chase Manhattan Bank, as the administrative agent, (the "Second Amended and Restated Credit Agreement") that provides $200,000,000 of borrowing capacity, consisting of $150,000,000 revolving credit and $50,000,000 revolving credit to finance acquisitions. Borrowings under the Second Amended and Restated Credit Agreement bear interest at rates equal to, at the option of Landstar, either (i) the greatest of (a) the prime rate as publicly announced from time to time by The Chase Manhattan Bank, (b) the three month CD rate adjusted for statutory reserves and FDIC assessment costs plus 1% and (c) the federal funds effective rate plus 1/2%, or, (ii) the rate at the time offered to The Chase Manhattan Bank in the Eurodollar market for amounts and periods comparable to the relevant loan plus a margin that is determined based on the level of the Company's Leverage Ratio, as defined in the Second Amended and Restated Credit Agreement. As of December 26, 1998, the weighted average interest rate on borrowings outstanding was 5.69%. During fiscal 1998, the average outstanding balance under the Second Amended and Restated Credit Agreement was $38,974,000. Based on the borrowing rates in the Second Amended and Restated Credit Agreement and the repayment terms, the fair value of the outstanding borrowings as of December 26, 1998 was estimated to approximate carrying value.

The Second Amended and Restated Credit Agreement expires on
October 10, 2002. The amount outstanding on the acquisition facility is payable upon the expiration of the Second Amended and Restated Credit Agreement.

Item 8. - Financial Statements and Supplementary Data

The information required by this Item is set forth under the captions "Consolidated Balance Sheets," "Consolidated Statements of Income," "Consolidated Statements of Cash Flows," "Consolidated Statements of Changes in Shareholders' Equity," "Notes to Consolidated Financial Statements," "Independent Auditors' Report" and "Quarterly Financial Data" in Exhibit 13 attached hereto, and are incorporated by reference in this Annual Report on Form 10-K. This information is also included on pages 32 through 45 of the Company's 1998 Annual Report to Shareholders.

Item 9. - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                Part III

Item 10. - Directors and Executive Officers of the Registrant

The information required by this Item concerning the Directors (and nominees for Directors) and Executive Officers of the Company is set forth under the captions "Election of Directors," "Directors of the Company," "Information Regarding Board of Directors and Committees," and "Executive Officers of the Company" on pages 2 through 8, and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" on page 17 of the Company's definitive Proxy Statement for its annual meeting of shareholders filed with the Securities and Exchange Commission pursuant to Regulation 14A, and is incorporated herein by reference.

Item 11. - Executive Compensation

The information required by this Item is set forth under the captions "Compensation of Directors and Executive Officers," "Summary Compensation Table," "Fiscal Year-End Option Values," "Report of the Compensation
Committee on Executive Compensation," "Performance Comparison" and
"Key Executive Employment Protection Agreements" on pages 9 through 14 of the Company's definitive Proxy Statement for its annual meeting of shareholders filed with the Securities and Exchange Commission pursuant to Regulation 14A, and is incorporated herein by reference.

Item 12. - Security Ownership of Certain Beneficial Owners and Management

The information required by this Item is set forth under the caption "Security Ownership by Management and Others" on pages 15 through 16 of the Company's definitive Proxy Statement for its annual meeting of shareholders filed with the Securities and Exchange Commission pursuant to Regulation 14A, and is incorporated herein by reference.

Item 13. - Certain Relationships and Related Transactions

The information required by this Item is set forth under the caption "Indebtedness of Management" on page 11 of the Company's definitive Proxy Statement for its annual meeting of shareholders filed with the Securities and Exchange Commission pursuant to Regulation 14A, and is incorporated herein by reference.
                                       17

                               Part IV


Item 14. - Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)  (1)  Financial Statements

Financial statements of the Company and related notes thereto, together with the report thereon of KPMG LLP dated February 9, 1999, are in Exhibit 13 attached hereto, and are incorporated by reference in this Annual Report on Form 10-K. This information is also included on pages 32 through 44 of the Company's 1998 Annual Report to Shareholders.

(2)  Financial Statement Schedules

The report of the Company's independent public accountants with respect to the financial statement schedules listed below appears on page 24 of this Annual Report on Form 10-K.

Schedule Number              Description                                   Page
---------------              -----------                                   ----
      I             Condensed Financial Information of Registrant
                     Parent Company Only Balance Sheet Information          S-1
      I             Condensed Financial Information of Registrant
                     Parent Company Only Statement of Income Information    S-2
      I             Condensed Financial Information of Registrant
                     Parent Company Only Statement of Cash
                      Flows Information                                     S-3
      II            Valuation and Qualifying Accounts
                     For the Fiscal Year Ended December 26, 1998            S-4
      II            Valuation and Qualifying Accounts
                     For the Fiscal Year Ended December 27, 1997            S-5
      II            Valuation and Qualifying Accounts
                     For the Fiscal Year Ended December 28, 1996            S-6

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

(b)  No reports on Form 8-K were filed during the last quarter of fiscal year
 1998.

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

                             LANDSTAR SYSTEM, INC.

                               By:  Henry H. Gerkens
                                    ----------------------------------------
                                    Henry H. Gerkens
                                    Executive Vice President & Chief Financial
                                     Officer

                               By:  Robert C. LaRose
                                    ----------------------------------------
                                    Robert C. LaRose
                                    Vice President Finance & Treasurer
Date:  March 24, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

 Signature                      Title                               Date
 ---------                      -----                               ----
Jeffrey C. Crowe      Chairman of the Board, President &       March 24, 1999
-------------------    Chief Executive Officer, Principal
Jeffrey C. Crowe        Executive Officer

Henry H. Gerkens      Executive Vice President &               March 24, 1999
-------------------    Chief Financial Officer; Principal
Henry H. Gerkens        Financial Officer

Robert C. LaRose      Vice President Finance & Treasurer;
-------------------    Principal Accounting Officer            March 24, 1999
Robert C. LaRose

        *             Senior Vice President and Director       March 24, 1999
-------------------
John B. Bowron

        *                 Director                             March 24, 1999
-------------------
David G. Bannister

        *                 Director                             March 24, 1999
-------------------
Ronald W. Drucker

        *                 Director                             March 24, 1999
-------------------
Merritt J. Mott

        *                 Director                             March 24, 1999
-------------------
William S. Elston

        *                 Director                             March 24, 1999
-------------------
Diana M. Murphy


        *                 Attorney In Fact
----------------------
By: Michael L. Harvey

                             EXHIBIT INDEX
Form 10-K for fiscal year ended 12/26/98

Exhibit No.     Description
-----------     -----------
(1) Plan of acquisition, reorganization, arrangement, liquidation or succession

2.1 Asset Purchase Agreement by and between Landstar Poole, Inc.
as the seller, and Landstar System, Inc., as the guarantor, and Schneider National, Inc. as the purchaser dated as of July 15, 1998. (Incorporated by reference to Exhibit 2.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 27, 1998 (Commission File No. 0-21238))

  (3)           Articles of Incorporation and Bylaws:

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

Form 10-K for fiscal year ended 12/26/98

Exhibit No.     Description
-----------     -----------
4.5            Second Amended and Restated Credit Agreement, dated
October 10, 1997, among LSHI, Landstar, the lenders named therein and The Chase Manhattan Bank as administrative agent (including exhibits and schedules thereto).(Incorporated by reference to Exhibit 4.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 27, 1997 (Registration No. 0-21238))

      4.6*     First  Amendment, dated October 30, 1998, to the Second Amended and Restated Credit Agreement, dated October 10, 1997, among LSHI, Landstar, the lenders named therein and The Chase Manhattan Bank as administrative agent

  (10)          Material Contracts:

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

      10.9+     Key Executive Employment Protection Agreement dated
January 30, 1998 between Landstar System, Inc. and certain officers of the Company (Incorporated by reference to Exhibit 10.9 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 27, 1997 (Commission File NO. 0-21238))
                                       22

Form 10-K for fiscal year ended 12/26/98

Exhibit No.     Description
-----------     -----------

      10.10+    Amendment to the Landstar System, Inc. 1993 Stock Option
Plan (Incorporated by reference to Exhibit 10.10 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 27, 1997 (Commission File No. 0-21238))

      10.11+* Form of Promissory Note between the Company and certain directors, executive officers and management of the Company.

  (11)          Statement re: Computation of Per Share Earnings:

      11.1* Landstar System, Inc. and Subsidiary Calculation of Earnings Per Common Share

      11.2* Landstar System, Inc. and Subsidiary Calculation of Diluted Earnings Per Share

  (13)          Annual Report to Shareholders, Form 10-Q or Quarterly Report to
                Shareholders:

      13.1*     Excerpts from the 1998 Annual Report to Shareholders

  (21)          Subsidiaries of the Registrant:

      21.1*     List of Subsidiary Corporations of the Registrant

  (23)          Consents of Experts and Counsel:

      23.1*     Consent of KPMG LLP as Independent Auditors of the Registrant

  (24)          Power of Attorney

      24.1*     Powers of Attorney

  (27)          Financial Data Schedules

      27.1*     1998 Financial Data Schedule

      27.2*     Restated 1997 Financial Data Schedule

___________________
+management contract or compensatory plan or arrangement
*Filed herewith.

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
Landstar System, Inc.:

Under date of February 9, 1999, we reported on the consolidated balance sheets of Landstar System, Inc. and subsidiary as of December 26, 1998 and December 27, 1997, and the related consolidated statements of income, changes in shareholders' equity and cash flows for the fiscal years ended December 26, 1998, December 27, 1997 and December 28, 1996, as contained in the 1998 annual report to shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1998. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedules as listed in Item 14 (a)(2). These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


KPMG LLP


Stamford, Connecticut
February 9, 1999

                             LANDSTAR SYSTEM, INC. AND SUBSIDIARY
               SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                     PARENT COMPANY ONLY BALANCE SHEET INFORMATION
                    (Dollars in thousands, except per share amounts)

                                                 Dec. 26,          Dec. 27,
                                                   1998              1997
                                                 --------          --------
Assets
------

Investment in Landstar System Holdings, Inc.,
  net of advances                                $111,848          $151,696
                                                 --------          --------
Total assets                                     $111,848          $151,696
                                                 ========          ========

Liabilities and Shareholders' Equity
-----------------------------------


Shareholders' equity:
  Common stock, $.01 par value, authorized
    20,000,000 shares, issued 13,041,574
     and 12,900,974 shares                       $    130               129
  Additional paid-in capital                       65,198            62,169
  Retained earnings                               124,237           112,345
  Cost of 2,618,041 and 915,441 shares of common
    stock in treasury                             (76,176)          (22,947)
  Notes receivable arising from exercise of
     stock options                                 (1,541)
                                                 --------          --------
    Total shareholders' equity                    111,848           151,696
                                                 --------          --------
Total liabilities and shareholders' equity       $111,848          $151,696
                                                 ========          ========

                                    S-1

                          LANDSTAR SYSTEM, INC. AND SUBSIDIARY
               SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                  PARENT COMPANY ONLY STATEMENT OF INCOME INFORMATION
                    (Dollars in thousands, except per share amounts)

                                                    FISCAL YEARS ENDED
                                    -----------------------------------------------
                                      Dec. 26,          Dec. 27,           Dec. 28,
                                        1998              1997              1996
                                    ----------        ----------        -----------
Rental income                                         $      648        $      682

Amortization expense                                        (626)             (626)

Interest expense                                             (22)              (56)

Equity in undistributed earnings
  of Landstar System Holdings, Inc. $   11,897            24,736             18,942

Income taxes                                (5)              (46)               (17)
                                    ----------        ----------        -----------
Net income                          $   11,892        $   24,690        $    18,925
                                    ==========        ==========        ===========

Earnings per common share           $     1.08        $     1.97        $      1.48
                                    ==========        ==========        ===========
Diluted earnings per share          $     1.07        $     1.96        $      1.47
                                    ==========        ==========        ===========
Average number of shares
   outstanding:
 Earnings per common share          11,022,000        12,541,000         12,785,000
                                    ==========        ==========        ===========

 Diluted earnings per share         11,123,000        12,580,000         12,831,000
                                    ==========        ==========         ==========

                                    S-2

                          LANDSTAR SYSTEM, INC. AND SUBSIDIARY
               SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                  PARENT COMPANY ONLY STATEMENT OF CASH FLOWS INFORMATION
                                 (Dollars in thousands)

                                                       FISCAL YEARS ENDED
                                       -----------------------------------------------
                                         Dec. 26,          Dec. 27,           Dec. 28,
                                          1998              1997               1996
                                       ----------        ----------        -----------
Operating Activities
--------------------
Net income                             $   11,892        $   24,690        $    18,925
Adjustments to reconcile net income
 to net cash provided (used) by
  operating activities:
   Amortization of operating property                           626                626
   Equity in undistributed earnings of
    Landstar System Holdings, Inc.        (11,897)          (24,736)           (18,942)
                                       ----------        ----------        -----------

Net Cash Provided (Used) By Operating
 Activities                                    (5)              580                609
                                       ----------        ----------        -----------
Investing Activities
--------------------
Additional investments in and advances
 from (to) Landstar System Holdings,
 Inc., net                                 51,745            20,384               (223)
                                       ----------        ----------        -----------

Net Cash Provided (Used) By Investing
 Activities                                51,745            20,384               (223)
                                       ----------        ----------        -----------

Financing Activities
--------------------
Principal payments on borrowings under
 capital lease obligations                                     (413)              (622)
Proceeds from sales of common stock         1,489               429                236
Purchases of common stock                 (53,229)          (20,980)
                                       ----------        ----------         ----------
Net Cash Used By Financing
 Activities                               (51,740)          (20,964)              (386)
                                       ----------        ----------         ----------

Change in cash                                  0                0                   0
Cash at beginning of period                     0                0                   0
                                       ----------        ---------         -----------
Cash at end of period                  $        0        $       0         $         0
                                       ==========        =========         ===========

                                    S-3

                         LANDSTAR SYSTEM, INC. AND SUBSIDIARY
                    SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                      FOR THE FISCAL YEAR ENDED DECEMBER 26, 1998
                                 (Dollars in thousands)

COL. A                   COL. B          COL. C                COL. D       COL. E
------                   ------          ------                ------       ------
                        Balance         Additions
                          at      --------------------------
                       Beginning  Charged to  Charged to                   Balance
                          of      Costs and   Other Accounts   Deductions  at End
Description             Period    Expenses(A) Describe         Describe(B) of Period
-----------            ---------  ----------  --------------   ----------  ---------
Allowance for doubtful
 accounts:
  Deducted from trade
   receivables           $ 5,957   $   3,238    $       -     $ (2,767)     $ 6,428
  Deducted from other
   receivables             4,009         818            -         (820)       4,007
  Deducted from other
   non-current
    receivables               58         245            -            -          303
                         -------   ---------    ---------     --------      -------
                         $10,024   $   4,301    $       -     $ (3,587)     $10,738
                         =======   =========    =========     ========      =======

(A) Includes $25 charged to costs and expenses of discontinued operations.
(B) Write-offs, net of recoveries.

                                    S-4


















                                       28

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
                         Beginning  Charged to  Charged to                   Balance
                            of      Costs and   Other Accounts   Deductions  at End
Description               Period    Expenses(A) Describe         Describe(B) of Period
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

(A) Includes $234 of recoveries related to discontinued operations.

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
                         Beginning  Charged to  Charged to                    Balance
                            of      Costs and   Other Accounts   Deductions   at End
Description               Period    Expenses(A) Describe         Describe (B) of Period
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
                           =======   =========    ===========      ========    =======


(A) Includes $715 charged to costs and expenses of discontinued operations.

(B) Write-offs, net of recoveries.
                                    S-6