Form 10-Q
period 1999-03-27
LANDSTAR SYSTEM INC
filed 1999-05-11
CIK 853816

                              UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C.  20549

                                FORM 10-Q

(Mark One)
[  X  ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934

For the quarterly period ended March 27, 1999

                              or

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

                                             Yes  (  X  )      No  (    )

The number of shares of the registrant's Common Stock, par value $.01 per share, outstanding as of the close of business on April 30, 1999 was 10,186,833.

                                    PART I

                            FINANCIAL INFORMATION

                                    Index


                                    Item 1

Consolidated Balance Sheets as of March 27, 1999
  and December 26, 1998 ...............................................  Page 3

Consolidated Statements of Income for the Thirteen Weeks
  Ended March 27, 1999 and March 28, 1998 .............................  Page 4

Consolidated Statements of Cash Flows for the Thirteen Weeks
  Ended March 27, 1999 and March 28, 1998 .............................  Page 5

Consolidated Statement of Changes in Shareholders'
  Equity for the Thirteen Weeks Ended March 27, 1999 ..................  Page 6

Notes to Consolidated Financial Statements.............................  Page 7

                                    Item 2

Management's Discussion and Analysis of
  Financial Condition and Results of Operations........................  Page 9

                                    Item 3

Quantitative and Qualitative Disclosures About Market Risk.............  Page 16


Item 1.  Financial Statements

     The interim consolidated financial statements contained herein reflect all adjustments (all of a normal, recurring nature) which, in the opinion of management, are necessary for a fair statement of the financial condition, results of operations, cash flows and changes in shareholders' equity for the periods presented. They have been prepared in accordance with Rule 10-01 of Regulation S-X and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the thirteen weeks ended March 27, 1999 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 25, 1999.

     These interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's 1998 Annual Report on Form 10-K.

                         LANDSTAR SYSTEM, INC. AND SUBSIDIARY
                              CONSOLIDATED BALANCE SHEETS
                   (Dollars in thousands, except per share amounts)
                                     (Unaudited)

                                                                    March 27,    December 26,
                                                                         1999            1998
                                                                   ----------    ------------
ASSETS
Current assets:
   Cash                                                            $   33,709     $    26,681
   Trade accounts receivable, less allowance of $6,208
      and $6,428                                                      163,562         172,471
   Other receivables, including advances to independent
      contractors, less allowance of $3,814 and $4,007                 17,948          13,980
   Prepaid expenses and other current assets                            4,186           5,428
                                                                   ----------     -----------
          Total current assets                                        219,405         218,560
                                                                   ----------     -----------
Operating property, less accumulated depreciation
   and amortization of $31,424 and $29,603                             48,325          46,958
Goodwill, less accumulated amortization of $6,865 and $6,561           34,645          34,949
Deferred income taxes and other assets                                 12,756          13,198
                                                                   ----------     -----------
Total assets                                                       $  315,131     $   313,665
                                                                   ==========     ===========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Cash overdraft                                                  $   13,454     $    14,746
   Accounts payable                                                    55,973          50,624
   Current maturities of long-term debt                                 4,881           4,708
   Insurance claims                                                    30,329          29,873
   Accrued compensation                                                 4,373           9,881
   Other current liabilities                                           33,460          33,058
                                                                   ----------     -----------
          Total current liabilities                                   142,470         142,890
                                                                   ----------     -----------
Long-term debt, excluding current maturities                           31,248          29,732
Insurance claims                                                       30,154          29,195

Shareholders' equity:
   Common stock, $.01 par value, authorized 20,000,000
      shares, issued 13,059,874 shares and 13,041,574 shares              131             130
   Additional paid-in capital                                          65,538          65,198
   Retained earnings                                                  131,712         124,237
   Cost of 2,831,341 and 2,618,041 shares of common stock in
      treasury                                                        (84,248)        (76,176)
   Notes receivable arising from exercise of stock options             (1,874)         (1,541)
                                                                   ----------     -----------
          Total shareholders' equity                                  111,259         111,848
                                                                   ----------     -----------
Total liabilities and shareholders' equity                         $  315,131     $   313,665
                                                                   ==========     ===========
See accompanying notes to consolidated financial statements.
                                       3

                          LANDSTAR SYSTEM, INC. AND SUBSIDIARY
                           CONSOLIDATED STATEMENTS OF INCOME
                    (Dollars in thousands, except per share amounts)
                                     (Unaudited)

                                                    Thirteen Weeks Ended
                                                  -----------------------
                                                   March 27,    March 28,
                                                        1999         1998
                                                  ----------   ----------
Revenue                                           $  311,435   $  298,184
Investment income                                        544          331

Costs and expenses:
    Purchased transportation                         229,430      219,934
    Commissions to agents and brokers                 24,271       23,266
    Other operating costs                              6,669        7,430
    Insurance and claims                              10,145       12,223
    Selling, general and administrative               25,518       24,272
    Depreciation and amortization                      2,643        2,453
                                                  ----------   ----------
         Total costs and expenses                    298,676      289,578
                                                  ----------   ----------
Operating income                                      13,303        8,937
Interest and debt expense                                739          653
                                                  ----------   ----------
Income from continuing operations
    before income taxes                               12,564        8,284
Income taxes                                           5,089        3,355
                                                  ----------   ----------
Income from continuing operations                      7,475        4,929
Discontinued operations, net of income taxes                         (437)
                                                  ----------   ----------
Net income                                        $    7,475   $    4,492
                                                  ==========   ==========
Earnings (loss) per common share:
    Income from continuing operations             $     0.72   $     0.42
    Loss from discontinued operations                               (0.04)
                                                  ----------   ----------
     Earnings per common share                    $     0.72   $     0.38
                                                  ==========   ==========
Diluted earnings (loss) per share:
    Income from continuing operations             $     0.71   $     0.42
    Loss from discontinued operations                               (0.04)
                                                  ----------   ----------
     Diluted earnings per share                   $     0.71   $     0.38
                                                  ==========   ==========
Average number of shares outstanding:
     Earnings per common share                    10,368,000   11,686,000
                                                  ==========   ==========
     Diluted earnings per share                   10,491,000   11,746,000
                                                  ==========   ==========
See accompanying notes to consolidated financial statements.
                                       4

                                  LANDSTAR SYSTEM, INC. AND SUBSIDIARY
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (Dollars in thousands)
                                              (Unaudited)

                                                                                    Thirteen Weeks Ended
                                                                                ---------------------------
                                                                                  March 27,       March 28,
                                                                                       1999            1998
                                                                                -----------     -----------
OPERATING ACTIVITIES OF CONTINUING OPERATIONS
  Net income                                                                    $     7,475     $     4,492
  Adjustments to reconcile net income to net cash provided
       by operating activities of continuing operations:
     Discontinued operations                                                                            437
     Depreciation and amortization of operating property                              2,339           2,099
     Amortization of goodwill and non-competition agreement                             304             354
     Non-cash interest charges                                                           81              81
     Provisions for losses on trade and other accounts receivable                       934           2,050
     Gains on sales of operating property                                               (61)            (97)
     Deferred income taxes, net                                                         106             114
     Changes in operating assets and liabilities, net of discontinued
       operations:
            Decrease (increase) in trade and other accounts receivable                4,007          (1,801)
            Decrease (increase) in prepaid expenses and other assets                  1,497          (3,790)
            Increase in accounts payable                                              5,349           7,837
            Decrease in other liabilities                                            (5,106)         (3,987)
            Increase in insurance claims                                              1,415           4,762
                                                                                -----------     -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES OF CONTINUING OPERATIONS                   18,340          12,551
                                                                                -----------     -----------
INVESTING ACTIVITIES OF CONTINUING OPERATIONS
  Purchases of operating property                                                      (822)         (1,706)
  Proceeds from sales of operating property                                             336             713
                                                                                -----------     -----------
NET CASH USED BY INVESTING ACTIVITIES OF CONTINUING OPERATIONS                         (486)           (993)
                                                                                -----------     -----------
FINANCING ACTIVITIES OF CONTINUING OPERATIONS
  Increase (decrease) in cash overdraft                                              (1,292)          2,372
  Proceeds from exercise of stock options and related income tax benefit                  8             889
  Purchases of common stock                                                          (8,072)        (16,912)
  Principal payments on long-term debt and capital lease obligations                 (1,470)         (1,511)
                                                                                -----------     -----------
NET CASH USED BY FINANCING ACTIVITIES OF CONTINUING OPERATIONS                      (10,826)        (15,162)
                                                                                -----------     -----------
NET CASH USED BY DISCONTINUED OPERATIONS                                                             (3,087)
                                                                                -----------     -----------
Increase (decrease) in cash                                                           7,028          (6,691)
Cash at beginning of period                                                          26,681          17,994
                                                                                -----------     -----------
Cash at end of period                                                           $    33,709     $    11,303
                                                                                ===========     ===========
See accompanying notes to consolidated financial statements.
                                       5

                                  LANDSTAR SYSTEM, INC. AND SUBSIDIARY
                                   CONSOLIDATED STATEMENT OF CHANGES
                                       IN SHAREHOLDERS' EQUITY
                                 Thirteen Weeks Ended March 27, 1999
                                         (Dollars in thousands)
                                               (Unaudited)

                                                                                                Notes
                                                                     Treasury Stock        Receivable
                                Common Stock   Additional               at Cost          Arising from
                            ------------------  Paid-In  Retained  -------------------    Exercise of
                              Shares   Amount   Capital  Earnings    Shares    Amount   Stock Options    Total
                            ---------- ------- --------- --------- --------- ---------  ------------- ---------

Balance December 26, 1998   13,041,574 $ 130   $ 65,198  $ 124,237 2,618,041 $ (76,176) $     (1,541) $ 111,848

Net income                                                   7,475                                        7,475

Purchases of common stock                                            213,300    (8,072)                  (8,072)

Exercise of stock options
  and related income tax
   benefit                      18,300     1        340                                         (333)         8
                            ---------- ------- --------- --------- --------- ---------  ------------- ---------

Balance March 27, 1999      13,059,874 $ 131   $ 65,538  $ 131,712 2,831,341 $ (84,248) $     (1,874) $ 111,259
                            ========== ======= ========= ========= ========= =========  ============= =========

See accompanying notes to consolidated financial statements.






                 LANDSTAR SYSTEM, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)

The consolidated financial statements include the accounts of Landstar System, Inc. and its subsidiary, Landstar System Holdings, Inc., and reflect all adjustments (all of a normal, recurring nature) which are, in the opinion of management, necessary for a fair statement of the results for the periods presented. The preparation of the consolidated financial statements requires the use of management's estimates. Actual results could differ from those estimates. Landstar System, Inc. and its subsidiary are herein referred to as "Landstar."

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

The loss from discontinued operations for the thirteen-week period ended March 28, 1998 was $437,000, net of income tax benefits of $168,000.

The company-owned tractor segment had revenue of $21,984,000 for the thirteen weeks ended March 28, 1998.


(2)   Income Taxes

      The provisions for income taxes on continuing operations for the 1999 and 1998 thirteen-week periods were based on an estimated combined full year effective income tax rate of 40.5%, which is higher than the statutory federal income tax rate primarily as a result of state income taxes, amortization of certain goodwill and the meals and entertainment exclusion.

(3)   Earnings Per Share

      Earnings per common share amounts are based on the weighted average number of common shares outstanding and diluted earnings per share amounts are based on the weighted average number of common shares outstanding plus the incremental shares that would have been outstanding upon the assumed exercise of all dilutive stock options.

(4)   Additional Cash Flow Information

      During the 1999 period, Landstar paid income taxes and interest of $4,031,000 and $777,000, respectively, and acquired operating property by entering into capital leases in the amount of $3,159,000. During the 1998 period, Landstar paid income taxes and interest of $4,049,000 and $821,000 ($360,000 related to Landstar Poole), respectively.

(5)   Segment Information

      The following tables summarize information about Landstar's reportable business segments for the thirteen weeks ended
      March 27, 1999 and March 28, 1998 (in thousands):

      Thirteen Weeks Ended March 27, 1999
      ------------------------------------------

                                   Carrier    Multimodal   Insurance    Other      Total
                                   -------    ----------   ---------    -----      -----
      External revenue          $  240,744    $  64,459   $  6,232                $ 311,435
      Investment income                                        544                      544
      Internal revenue               6,554           96      8,900                   15,550
      Operating income              16,399        1,815      4,178    $ (9,089)      13,303



      Thirteen Weeks Ended March 28, 1998
      ------------------------------------------

                                   Carrier    Multimodal   Insurance    Other      Total
                                   -------    ----------   ---------    -----      -----
      External revenue          $  229,696   $   62,578   $  5,910               $  298,184
      Investment income                                        331                      331
      Internal revenue               8,610          120      5,242                   13,972
      Operating income              12,389          934      2,725    $ (7,111)       8,937


(6)   Commitments and Contingencies

      At March 27, 1999, Landstar had commitments for letters of credit outstanding in the amount of $22,400,000, primarily as collateral for insurance claims. The commitments for letters of credit outstanding included $12,340,000 under the Second Amended and Restated Credit Agreement and $10,060,000 secured by assets deposited with a financial institution.

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



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the attached interim consolidated financial statements and notes thereto, and with the Company's audited financial statements and notes thereto for the fiscal year ended December 26, 1998 and Management's Discussion and Analysis of Financial Condition and Results of Operations included in the 1998 Annual Report to Shareholders.

                             RESULTS OF OPERATIONS

Landstar System, Inc. and its subsidiary, Landstar System Holdings, Inc. ("Landstar" or the "Company"), provide transportation services to a variety of market niches throughout the United States and to a lesser extent in Canada and between the United States and Canada and Mexico through its operating subsidiaries which employ different operating strategies. Under the provisions of Financial Accounting Standards Board Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information," the Company determined it has three reportable business segments. These are the carrier, multimodal and insurance segments.

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

The insurance segment is comprised of Signature Insurance Company ("Signature"), a wholly-owned offshore insurance subsidiary that was formed in March 1997, and Risk Management Claim Services, Inc. The insurance segment provides risk and claims management services to Landstar's operating companies. In addition, it reinsures certain property, casualty and occupational accident risks of certain independent contractors who have contracted to haul freight for Landstar and provides certain property and casualty insurance directly to Landstar's operating subsidiaries.

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

Purchased transportation represents the amount an independent contractor is paid to haul freight and is primarily based on a contractually agreed-upon percentage of revenue generated by the haul for truck capacity provided by independent contractors. Purchased transportation for the intermodal services operations and the air freight operations of the multimodal segment is based on a contractually agreed-upon fixed rate. Purchased transportation as a percentage of revenue for the intermodal services operations is normally higher than that of Landstar's other transportation operations. Purchased transportation is the largest component of costs and expenses and, on a consolidated basis, increases or decreases in proportion to the revenue generated through independent contractors. Commissions to agents and brokers are primarily based on contractually agreed-upon percentages of revenue at the carrier segment and of gross profit at the multimodal segment. Commissions to agents and brokers as a percentage of consolidated revenue will vary directly with revenue generated through independent commission sales agents. Both purchased transportation and commissions to agents and brokers generally will also increase or decrease as a percentage of the Company's consolidated revenue if there is a change in the percentage of revenue contributed by Signature or by the intermodal services or air freight operations of the multimodal segment.

Trailer rental and maintenance costs paid to third parties are the largest component of other operating costs.

Potential liability associated with accidents in the trucking industry is severe and occurrences are unpredictable. A material increase in the frequency or severity of accidents or workers' compensation claims or the unfavorable development of existing claims can be expected to adversely affect Landstar's operating income.


Employee compensation and benefits account for over half of the Company's selling, general and administrative expense. Other significant components of selling, general and administrative expense are communications costs and rent expense.

Depreciation and amortization primarily relates to depreciation of trailers and management information services equipment.

The following table sets forth the percentage relationships of income and expense items to revenue for the periods indicated:

                                                     Thirteen Weeks Ended
                                                   ------------------------
                                                    March 27,     March 28,
                                                         1999          1998
                                                   ----------    ----------
Revenue                                                100.0%        100.0%
Investment income                                        0.2           0.1

Costs and expenses:
    Purchased transportation                            73.7          73.8
    Commissions to agents and brokers                    7.8           7.8
    Other operating costs                                2.1           2.5
    Insurance and claims                                 3.3           4.1
    Selling, general and administrative                  8.2           8.1
    Depreciation and amortization                        0.8           0.8
                                                      -------        ------
            Total costs and expenses                    95.9          97.1
                                                      -------        ------
Operating income                                         4.3           3.0
Interest and debt expense                                0.3           0.2
                                                      -------        ------
Income from continuing operations
    before income taxes                                  4.0           2.8
Income taxes                                             1.6           1.1
                                                      -------        ------
Income from continuing operations                        2.4           1.7
Discontinued operations, net of income taxes                          (0.2)
                                                      -------        ------
Net income                                               2.4%          1.5%
                                                      =======        ======

THIRTEEN WEEKS ENDED MARCH 27, 1999 COMPARED TO THIRTEEN WEEKS
ENDED MARCH 28, 1998

Revenue for the 1999 thirteen-week period was $311,435,000, an increase of $13,251,000, or 4.4%, over the 1998 thirteen-week period. The increase was attributable to increased revenue of $11,048,000, $1,881,000 and $322,000 at the carrier, multimodal and insurance segments, respectively. Overall, revenue per revenue mile increased approximately 2%, which reflected improved freight quality, while revenue miles were approximately 2% higher than 1998. The insurance segment generated investment income of $544,000 and $331,000 during the 1999 and 1998 periods, respectively.

Purchased transportation was 73.7% of revenue in 1999 compared with 73.8% in 1998. Excluding the effect of increased revenue at the insurance segment, purchased transportation was approximately the same percentage of revenue in the 1999 period as it was in the 1998 period. Commissions to agents and brokers were 7.8% of revenue in 1999 and 1998. Other operating costs were 2.1% of revenue in 1999 compared with 2.5% in 1998. The decrease in other operating costs as a percentage of revenue was due to lower net trailer costs, resulting from the conversion of a portion of the Company's trailer fleet from operating leases to capital leases, and a one-time reduction in the cost of fuel taxes and permits, resulting from a favorable fuel tax audit and a permit refund. Insurance and claims were 3.3% of revenue in 1999 compared with 4.1% in 1998. The decrease in insurance and claims as a percentage of revenue was primarily attributable to lower premium expense and favorable development of prior year claims. Selling, general and administrative costs were 8.2% of revenue in 1999 compared with 8.1% of revenue in 1998. This increase was primarily due to a higher provision for bonuses under the Company's management incentive compensation plan, increased management information services costs and increased wages and benefits, partially offset by a decrease in the provision for customer bad debts and $400,000 of one time costs incurred in the 1998 relocation of Landstar Express America, Inc. from Charlotte, North Carolina to Jacksonville, Florida.

Interest and debt expense was 0.3% and 0.2% of revenue in 1998 and 1997, respectively. The increase in interest and debt expense as a percentage of revenue was due to increased capital lease obligations and increased average borrowings on the senior credit facility.

The provisions for income taxes from continuing operations for the 1999 and 1998 thirteen-week periods were based on an estimated full year combined effective income tax rate of approximately 40.5%, which is higher than the statutory federal income tax rate primarily as a result of state income taxes, amortization of certain goodwill and the meals and entertainment exclusion.

Net income was $7,475,000, or $0.72 per common share ($0.71 per diluted share), in the 1999 period compared with $4,492,000, or $0.38 per common share ($0.38 per diluted share), in the 1998 period. The 1998 period included a loss from discontinued operations $437,000, or $0.04 loss per common share ($0.04 loss per diluted share).

CAPITAL RESOURCES AND LIQUIDITY

Shareholders' equity decreased to $111,259,000 at March 27, 1999 compared with $111,848,000 at December 26, 1998, as a result of the purchase of 213,300 shares of the Company's common stock at an aggregate cost of $8,072,000, partially offset by net income. Shareholders' equity was 75% and 76% of total capitalization at March 27, 1999 and December 26, 1998, respectively.

Working capital and the ratio of current assets to current liabilities were $76,935,000 and 1.54 to 1, respectively, at March 27, 1999, compared with $75,670,000 and 1.53 to 1, respectively, at December 26, 1998. Landstar has historically operated with current ratios approximating 1.5 to 1. Cash provided by operating activities of continuing operations was $18,340,000 in the 1999 period compared with $12,551,000 in the 1998 period. The increase in cash flow provided by operating activities of continuing operations was primarily attributable to increased earnings and an improvement in the timing of accounts receivable cash collections. During the 1999 period, Landstar purchased $822,000 of operating property and acquired $3,159,000 of revenue equipment by entering into capital leases. Management anticipates acquiring approximately $26,000,000 of operating property during the remainder of fiscal year 1999 either by purchase or lease financing.

Management believes that cash flow from operations combined with the Company's borrowing capacity under its revolving credit agreement will be adequate to meet Landstar's debt service requirements, fund continued growth, both internal and through acquisitions, and meet working capital needs.

The Company is aware of the issues associated with the programming code in its existing computer systems in order for the systems to recognize date sensitive information when the year changes to 2000. The Company believes it has identified all of its information technology ("IT") and non-information technology ("non-IT") systems which require change to ensure all of its systems will be year 2000 compliant. The Company plans to replace all non-IT systems that are not year 2000 compliant with year 2000 compliant systems prior to year-end 1999. The Company is utilizing in-house staff, with third party assistance, to convert its IT systems to year 2000 compliance. The Company believes that its pricing, billing and settlement systems are critical to the Company's operations. These systems enable the Company to invoice customers and pay independent contractors and commission sales agents properly. The operating subsidiaries comprising the multimodal segment are already year 2000 compliant. Several years ago the Company began to implement a strategy to standardize the carrier group's critical IT systems using the Landstar Ranger system as the base. The critical IT systems of Landstar Ranger, whose revenue represents 43% of the carrier segment's revenue, have been reprogrammed to be year 2000 compliant. The Company has successfully tested each of the major subsystems independently and intends to perform an additional system-wide comprehensive test during the third quarter of 1999. As part of its ongoing system development, the Company is in the process of converting the critical IT systems of Landstar Ligon, whose revenue represents approximately 22% of the carrier segment's revenue, to the same systems as Landstar Ranger. This conversion is expected to be completed by July 1999. Landstar Inway, the remaining operating company in the carrier segment, has successfully converted approximately 90% of its critical IT systems and expects to complete the project by May 1999. In addition, as part of the overall standardization plan, the Company intends to convert all of its operating companies to a generic, year 2000 compliant general ledger and accounts payable software system during 1999.

As part of the Company's comprehensive review of its systems, it is continuing to verify the year 2000 readiness of third parties (customers and vendors) who provide services that are material to the Company's operations. The Company is currently communicating with its material vendors and customers to assess their year 2000 readiness and will continue to monitor their progress throughout 1999.

The vast majority of the changes necessary to make the Company's IT systems year 2000 compliant were incurred as part of ongoing system development or as part of a Company-wide strategy to standardize computer systems. As such, management has not separately quantified the cost of year 2000 compliance. However, management estimates the total cost of third party assistance for year 2000 compliance will approximate $600,000, of which approximately $450,000 has been incurred. Although management expects the cost of maintaining and upgrading the Company's computer systems to increase over the next few years compared to prior years, management does not believe that the future costs of maintaining and upgrading Landstar's computer systems will have a material adverse effect on the results of operations.

In the event the Company determines that one or more of its material vendors will not become year 2000 compliant, the Company's contingency plan is to select alternative vendors or implement alternate procedures for an interim period.

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

INFLATION

Management does not believe inflation has had a material impact on the results of operations or financial condition of Landstar in the past five years. However, inflation higher than that experienced in the past five years might have an adverse effect on the Company's results of operations.

FORWARD-LOOKING STATEMENTS

The Company has included various statements in Management's Discussion and Analysis of Financial Condition and Results of Operations, which may be considered as forward-looking statements of expected future results of operations or events. Such statements, based upon management's interpretation of currently available information, are subject to risks and uncertainties that could cause future financial results or events to differ materially from those which are presented. Such risks and factors which are outside of the Company's control include general economic conditions, competition in the transportation industry, governmental regulation, the Company's ability to recruit and retain qualified independent contractors, fuel prices, adverse weather conditions and the conversion of the Company's or its vendors' critical IT systems to year 2000 compliance.


SEASONALITY

Landstar's operations are subject to seasonal trends common to the trucking industry. Results of operations for the quarter ending in March is typically lower than the quarters ending June, September and December due to reduced shipments and higher operating costs in the winter months.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company maintains a credit agreement with a syndicate of banks and The Chase Manhattan Bank, as the administrative agent, (the "Second Amended and Restated Credit Agreement") that provides $200,000,000 of borrowing capacity, consisting of $150,000,000 revolving credit and $50,000,000 revolving credit to finance acquisitions. Borrowings under the Second Amended and Restated Credit Agreement bear interest at rates equal to, at the option of Landstar, either (i) the greatest of (a) the prime rate as publicly announced from time to time by The Chase Manhattan Bank, (b) the three month CD rate adjusted for statutory reserves and FDIC assessment costs plus 1% and (c) the federal funds effective rate plus 1/2%, or, (ii) the rate at the time offered to The Chase Manhattan Bank in the Eurodollar market for amounts and periods comparable to the relevant loan plus a margin that is determined based on the level of the Company's Leverage Ratio, as defined in the Second Amended and Restated Credit Agreement. There have been no significant changes that would affect the information provided in Item 7a of the 1998 Annual Report on Form 10-K regarding quantitative and qualitative disclosures about market risk.

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

         None.

                              EXHIBIT INDEX

Registrant's Commission File No.: 0-21238

Exhibit No.       Description
------------      -----------

   (11)           Statement re: Computation of Per Share Earnings:

         11.1 * Landstar System, Inc. and Subsidiary Calculation of Earnings Per Common Share for the Thirteen Weeks Ended
                  March 27, 1999 and March 28, 1998

11.2  *   Landstar System, Inc. and Subsidiary Calculation of Diluted
                  Earnings Per Share for the Thirteen Weeks
                  Ended March 27, 1999 and March 28, 1998

   (27)           Financial Data Schedules:

         27.1 *   Restated 1998 Financial Data Schedule

         27.2 *   1999 Financial Data Schedule
__________________
* Filed herewith

                                     SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          LANDSTAR SYSTEM, INC.



Date:     May 7, 1999                     Henry H. Gerkens
                                          ----------------------------
                                          Henry H. Gerkens
                                          Executive Vice President and
                                          Chief Financial Officer;
                                          Principal Financial Officer



Date:     May 7, 1999                     Robert C. LaRose
                                          ----------------------------
                                          Robert C. LaRose
                                          Vice President Finance and Treasurer;
                                          Principal Accounting Officer