Form 10-Q
period 1999-06-26
LANDSTAR SYSTEM INC
filed 1999-08-04
CIK 853816

                              UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C.  20549

                                FORM 10-Q

(Mark One)
[  X  ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934

For the quarterly period ended June 26, 1999

                              or

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

                                             Yes  (  X  )      No  (    )

The number of shares of the registrant's Common Stock, par value $.01 per share, outstanding as of the close of business on July 30, 1999 was 9,983,933.

                                    PART I

                            FINANCIAL INFORMATION

                                    Index


                                    Item 1

Consolidated Balance Sheets as of June 26, 1999
  and December 26, 1998 ...............................................  Page 3

Consolidated Statements of Income for the Twenty Six and Thirteen Weeks
  Ended June 26, 1999 and June 27, 1998 ...............................  Page 4

Consolidated Statements of Cash Flows for the Twenty Six Weeks
  Ended June 26, 1999 and June 27, 1998 ...............................  Page 5

Consolidated Statement of Changes in Shareholders'
  Equity for the Twenty Six Weeks Ended June 26, 1999 .................  Page 6

Notes to Consolidated Financial Statements.............................  Page 7

                                    Item 2

Management's Discussion and Analysis of
  Financial Condition and Results of Operations........................ Page 10

                                    Item 3

Quantitative and Qualitative Disclosures About Market Risk............. Page 18


Item 1.  Financial Statements

     The interim consolidated financial statements contained herein reflect all adjustments (all of a normal, recurring nature) which, in the opinion of management, are necessary for a fair statement of the financial condition, results of operations, cash flows and changes in shareholders' equity for the periods presented. They have been prepared in accordance with Rule 10-01 of Regulation S-X and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the twenty six weeks ended June 26, 1999 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 25, 1999.

     These interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's 1998 Annual Report on Form 10-K.

                         LANDSTAR SYSTEM, INC. AND SUBSIDIARY
                              CONSOLIDATED BALANCE SHEETS
                   (Dollars in thousands, except per share amounts)
                                     (Unaudited)

                                                                     June 26,    December 26,
                                                                         1999            1998
                                                                   ----------    ------------
ASSETS
Current assets:
   Cash                                                            $   30,613     $    26,681
   Trade accounts receivable, less allowance of $4,118
      and $6,428                                                      176,276         172,471
   Other receivables, including advances to independent
      contractors, less allowance of $4,303 and $4,007                 14,832          13,980
   Prepaid expenses and other current assets                            7,787           5,428
                                                                   ----------     -----------
          Total current assets                                        229,508         218,560
                                                                   ----------     -----------
Operating property, less accumulated depreciation
   and amortization of $33,346 and $29,603                             51,951          46,958
Goodwill, less accumulated amortization of $7,170 and $6,561           34,340          34,949
Deferred income taxes and other assets                                 15,896          13,198
                                                                   ----------     -----------
Total assets                                                       $  331,695     $   313,665
                                                                   ==========     ===========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Cash overdraft                                                  $   16,304     $    14,746
   Accounts payable                                                    57,936          50,624
   Current maturities of long-term debt                                 5,579           4,708
   Insurance claims                                                    30,592          29,873
   Accrued compensation                                                 6,187           9,881
   Other current liabilities                                           33,138          33,058
                                                                   ----------     -----------
          Total current liabilities                                   149,736         142,890
                                                                   ----------     -----------
Long-term debt, excluding current maturities                           34,862          29,732
Insurance claims                                                       31,525          29,195

Shareholders' equity:
   Common stock, $.01 par value, authorized 20,000,000
      shares, issued 13,061,974 shares and 13,041,574 shares              131             130
   Additional paid-in capital                                          65,592          65,198
   Retained earnings                                                  142,467         124,237
   Cost of 2,998,041 and 2,618,041 shares of common stock in
      treasury                                                        (90,975)        (76,176)
   Notes receivable arising from exercise of stock options             (1,643)         (1,541)
                                                                   ----------     -----------
          Total shareholders' equity                                  115,572         111,848
                                                                   ----------     -----------
Total liabilities and shareholders' equity                         $  331,695     $   313,665
                                                                   ==========     ===========
See accompanying notes to consolidated financial statements.
                                       3

                          LANDSTAR SYSTEM, INC. AND SUBSIDIARY
                           CONSOLIDATED STATEMENTS OF INCOME
                    (Dollars in thousands, except per share amounts)
                                     (Unaudited)

                                                   Twenty Six Weeks Ended          Thirteen Weeks Ended
                                                  -----------------------        -----------------------
                                                    June 26,     June 27,          June 26,     June 27,
                                                        1999         1998              1999         1998
                                                  ----------   ----------        ----------   ----------
Revenue                                           $  656,499   $  625,709        $  345,064   $  327,525
Investment income                                      1,118          750               574          419

Costs and expenses:
    Purchased transportation                         483,277      462,029           253,847      242,095
    Commissions to agents and brokers                 52,148       49,115            27,877       25,849
    Other operating costs                             13,769       14,244             7,100        6,814
    Insurance and claims                              21,963       24,586            11,818       12,363
    Selling, general and administrative               48,731       46,648            23,213       22,376
    Depreciation and amortization                      5,431        4,853             2,788        2,400
                                                  ----------   ----------        ----------   ----------
         Total costs and expenses                    625,319      601,475           326,643      311,897
                                                  ----------   ----------        ----------   ----------
Operating income                                      32,298       24,984            18,995       16,047
Interest and debt expense                              1,660        1,596               921          943
                                                  ----------   ----------        ----------   ----------
Income from continuing operations
    before income taxes                               30,638       23,388            18,074       15,104
Income taxes                                          12,408        9,472             7,319        6,117
                                                  ----------   ----------        ----------   ----------
Income from continuing operations                     18,230       13,916            10,755        8,987
Discontinued operations, net of income taxes                      (22,589)                       (22,152)
                                                  ----------   ----------        ----------   ----------
Net income (loss)                                 $   18,230   $   (8,673)       $   10,755   $  (13,165)
                                                  ==========   ==========        ==========   ==========
Earnings (loss) per common share:
    Income from continuing operations             $     1.78   $     1.21        $     1.06   $     0.80
    Loss from discontinued operations                               (1.97)                         (1.97)
                                                  ----------   ----------        ----------   ----------
     Earnings (loss) per common share             $     1.78   $    (0.76)       $     1.06   $    (1.17)
                                                  ==========   ==========        ==========   ===========
Diluted earnings (loss) per share:
    Income from continuing operations             $     1.76   $     1.21        $     1.05   $     0.79
    Loss from discontinued operations                               (1.96)                         (1.95)
                                                  ----------   ----------        ----------   ----------
     Diluted earnings (loss) per share            $     1.76   $    (0.75)       $     1.05   $    (1.16)
                                                  ==========   ==========        ==========   ==========
Average number of shares outstanding:
     Earnings per common share                    10,246,000   11,462,000        10,125,000   11,239,000
                                                  ==========   ==========        ==========   ==========
     Diluted earnings per share                   10,366,000   11,547,000        10,242,000   11,348,000
                                                  ==========   ==========        ==========   ==========
See accompanying notes to consolidated financial statements.
                                       4

                                  LANDSTAR SYSTEM, INC. AND SUBSIDIARY
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (Dollars in thousands)
                                              (Unaudited)

                                                                                  Twenty Six Weeks Ended
                                                                                ---------------------------
                                                                                   June 26,        June 27,
                                                                                       1999            1998
                                                                                -----------     -----------
OPERATING ACTIVITIES OF CONTINUING OPERATIONS
  Net income (loss)                                                             $    18,230     $    (8,673)
  Adjustments to reconcile net income (loss) to net cash provided by operating activities of continuing operations:
     Discontinued operations                                                                         22,589
     Depreciation and amortization of operating property                              4,822           4,195
     Amortization of goodwill and non-competition agreement                             609             658
     Non-cash interest charges                                                          162             162
     Provisions for losses on trade and other accounts receivable                        22           2,604
     Gains on sales of operating property                                              (142)           (217)
     Deferred income taxes, net                                                         673              48
     Changes in operating assets and liabilities, net of discontinued
       operations:
            Increase in trade and other accounts receivable                          (4,679)         (4,581)
            Increase in prepaid expenses and other assets                            (5,892)         (4,019)
            Increase in accounts payable                                              7,312           9,173
            Decrease in other liabilities                                            (3,614)             (3)
            Increase in insurance claims                                              3,049           8,531
                                                                                -----------     -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES OF CONTINUING OPERATIONS                   20,552          30,467
                                                                                -----------     -----------
INVESTING ACTIVITIES
  Maturities of short-term investments                                                                1,552
  Purchases of operating property                                                    (1,419)         (2,293)
  Proceeds from sales of operating property                                             856           1,065
                                                                                -----------     -----------
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                                       (563)            324
                                                                                -----------     -----------
FINANCING ACTIVITIES OF CONTINUING OPERATIONS
  Increase in cash overdraft                                                          1,558           2,519
  Borrowings on revolving credit facility                                                            15,000
  Proceeds from exercise of stock options and related income tax benefit                293           1,047
  Purchases of common stock                                                         (14,799)        (34,337)
  Principal payments on long-term debt and capital lease obligations                 (3,109)         (2,700)
                                                                                -----------     -----------
NET CASH USED BY FINANCING ACTIVITIES OF CONTINUING OPERATIONS                      (16,057)        (18,471)
                                                                                -----------     -----------
NET CASH USED BY DISCONTINUED OPERATIONS                                                             (8,528)
                                                                                -----------     -----------
Increase in cash                                                                      3,932           3,792
Cash at beginning of period                                                          26,681          17,994
                                                                                -----------     -----------
Cash at end of period                                                           $    30,613     $    21,786
                                                                                ===========     ===========
See accompanying notes to consolidated financial statements.
                                       5

                                  LANDSTAR SYSTEM, INC. AND SUBSIDIARY
                                   CONSOLIDATED STATEMENT OF CHANGES
                                       IN SHAREHOLDERS' EQUITY
                                Twenty Six Weeks Ended June 26, 1999
                                         (Dollars in thousands)
                                               (Unaudited)

                                                                                                Notes
                                                                     Treasury Stock        Receivable
                                Common Stock   Additional               at Cost          Arising from
                            ------------------  Paid-In  Retained  -------------------    Exercise of
                              Shares   Amount   Capital  Earnings    Shares    Amount   Stock Options    Total
                            ---------- ------- --------- --------- --------- ---------  ------------- ---------

Balance December 26, 1998   13,041,574 $ 130   $ 65,198  $ 124,237 2,618,041 $ (76,176) $     (1,541) $ 111,848

Net income                                                  18,230                                       18,230

Purchases of common stock                                            380,000   (14,799)                 (14,799)

Exercise of stock options
  and related income tax
   benefit                      20,400     1        394                                         (102)       293
                            ---------- ------- --------- --------- --------- ---------  ------------- ---------

Balance June 26, 1999       13,061,974 $ 131   $ 65,592  $ 142,467 2,998,041 $ (90,975) $     (1,643) $ 115,572
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

(1) Discontinued Operations

On August 22, 1998, Landstar Poole, Inc. ("Landstar Poole"), a wholly-owned subsidiary of Landstar which comprised the entire company-owned tractor segment, completed the sale of all of its tractors and trailers, certain operating assets and the Landstar Poole business to Schneider National, Inc. for $40,435,000 in cash. Certain liabilities of the company-owned tractor segment were retained by Landstar, primarily insurance claims, capital lease obligations and accounts payable. Accordingly, the financial results of this segment have been reported as discontinued operations in the accompanying financial statements.

The loss from discontinued operations of $22,589,000 in the twenty six-week period ended June 27, 1998 included a loss on sale of $21,489,000, net of income tax benefits of $2,511,000, and a loss from operations of $1,100,000, net of income tax benefits of $597,000.

The company-owned tractor segment had revenue of $45,358,000 and $23,374,000 for the twenty six and thirteen weeks ended June 27, 1998.


(2)   Income Taxes

      The provisions for income taxes from continuing operations for the 1999 and 1998 twenty six-week periods were based on an estimated combined full year effective income tax rate of 40.5%, which is higher than the statutory federal income tax rate primarily as a result of state income taxes, amortization of certain goodwill and the meals and entertainment exclusion.

(3)   Earnings Per Share

      Earnings per common share amounts are based on the weighted average number of common shares outstanding. Diluted earnings per share amounts are based on the weighted average number of common shares outstanding plus the incremental shares that would have been outstanding upon the assumed exercise of all dilutive stock options.

(4)   Additional Cash Flow Information

      During the 1999 period, Landstar paid income taxes and interest of $16,014,000 and $1,802,000, respectively, and acquired operating property by entering into capital leases in the amount of $9,110,000. During the 1998 period, Landstar paid income taxes and interest of $9,052,000 and $2,057,000 ($695,000 related to Landstar Poole), respectively.

(5)   Segment Information

      The following tables summarize information about Landstar's reportable business segments for the twenty six and thirteen weeks ended
      June 26, 1999 and June 27, 1998 (in thousands):


      Twenty Six Weeks Ended June 26, 1999
      -------------------------------------

                                   Carrier    Multimodal   Insurance    Other      Total
                                   -------    ----------   ---------    -----      -----
      External revenue          $  508,122    $ 135,651   $ 12,726                $ 656,499
      Investment income                                      1,118                    1,118
      Internal revenue              16,240          231     15,171                   31,642
      Operating income              38,231        4,211      8,619    $(18,763)      32,298



      Twenty Six Weeks Ended June 27, 1998
      -------------------------------------

                                   Carrier    Multimodal   Insurance    Other      Total
                                   -------    ----------   ---------    -----      -----
      External revenue          $  482,211    $ 131,700   $ 11,798                $ 625,709
      Investment income                                        750                      750
      Internal revenue              18,450          263     11,541                   30,254
      Operating income              30,995        2,750      5,737    $(14,498)      24,984







      Thirteen Weeks Ended June 26, 1999
      ------------------------------------------

                                   Carrier    Multimodal   Insurance    Other      Total
                                   -------    ----------   ---------    -----      -----
      External revenue          $  267,378    $  71,192   $  6,494                $ 345,064
      Investment income                                        574                      574
      Internal revenue               9,686          135      6,271                   16,092
      Operating income              21,832        2,396      4,441    $ (9,674)      18,995



      Thirteen Weeks Ended June 27, 1998
      ------------------------------------------

                                   Carrier    Multimodal   Insurance    Other      Total
                                   -------    ----------   ---------    -----      -----
      External revenue          $  252,515   $   69,122   $  5,888               $  327,525
      Investment income                                        419                      419
      Internal revenue               9,840          143      6,299                   16,282
      Operating income              18,606        1,816      3,012    $ (7,387)      16,047


(6)   Commitments and Contingencies

      At June 26, 1999, Landstar had commitments for letters of credit outstanding in the amount of $22,540,000, primarily as collateral for insurance claims. The commitments for letters of credit outstanding included $12,480,000 under the Second Amended and Restated Credit Agreement and $10,060,000 secured by assets deposited with a financial institution.

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

On August 22, 1998, Landstar Poole, Inc. ("Landstar Poole"), a wholly-owned subsidiary of Landstar which comprised the entire company-owned tractor segment, completed the sale of all of its tractors and trailers, certain operating assets and the Landstar Poole business to Schneider National, Inc. for $40,435,000 in cash. Accordingly, the financial results of this segment have been reported as discontinued operations in the accompanying financial statements.

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

Depreciation and amortization primarily relates to depreciation of trailers and management information services equipment.

The following table sets forth the percentage relationships of income and expense items to revenue for the periods indicated:

                                                    Twenty Six Weeks Ended       Thirteen Weeks Ended
                                                   ------------------------    ------------------------
                                                     June 26,      June 27,      June 26,      June 27,
                                                         1999          1998          1999          1998
                                                   ----------    ----------    ----------    ----------
Revenue                                                100.0%        100.0%        100.0%        100.0%
Investment income                                        0.2           0.1           0.2           0.1

Costs and expenses:
    Purchased transportation                            73.6          73.8          73.6          73.9
    Commissions to agents and brokers                    8.0           7.8           8.1           7.9
    Other operating costs                                2.1           2.3           2.1           2.1
    Insurance and claims                                 3.4           3.9           3.4           3.8
    Selling, general and administrative                  7.4           7.5           6.7           6.8
    Depreciation and amortization                        0.8           0.8           0.8           0.7
                                                      -------        ------      -------        ------
            Total costs and expenses                    95.3          96.1          94.7          95.2
                                                      -------        ------      -------        ------
Operating income                                         4.9           4.0           5.5           4.9
Interest and debt expense                                0.2           0.3           0.3           0.3
                                                      -------        ------      -------        ------
Income from continuing operations
    before income taxes                                  4.7           3.7           5.2           4.6
Income taxes                                             1.9           1.5           2.1           1.9
                                                      -------        ------      -------        ------
Income from continuing operations                        2.8           2.2           3.1           2.7
Discontinued operations, net of income taxes                          (3.6)                       (6.7)
                                                      -------        ------      -------        ------
Net income (loss)                                        2.8%         (1.4%)         3.1%         (4.0%)
                                                      =======        ======      =======        ======

TWENTY SIX WEEKS ENDED JUNE 26, 1999 COMPARED TO TWENTY SIX WEEKS
ENDED JUNE 27, 1998

Revenue for the 1999 twenty six-week period was $656,499,000, an increase of $30,790,000, or 4.9%, over the 1998 twenty six-week period. The increase was attributable to increased revenue of $25,911,000, $3,951,000 and $928,000 at the carrier, multimodal and insurance segments, respectively. Overall, revenue per revenue mile at the carrier and multimodal segments increased approximately 2%, which reflected improved freight quality, while revenue miles were approximately 2% higher than 1998. The insurance segment generated investment income of $1,118,000 and $750,000 during the 1999 and 1998 periods, respectively.

Purchased transportation was 73.6% of revenue in 1999 compared with 73.8% in 1998. The decrease in purchased transportation as a percentage of revenue was due to an increase in the percentage of revenue contributed by the carrier and insurance segments. Commissions to agents and brokers were 8.0% of revenue in 1999 and 7.8% in 1998. The increase in commissions to agents and brokers as a percentage of revenue was primarily attributable to an increase in the percentage of revenue generated through independent commission sales agents which reflected the conversion of company-owned sales locations to independent commission sales agent locations. Other operating costs were 2.1% of revenue in 1999 and 2.3% in 1998. The decrease in other operating costs as a percentage of revenue was due to a one-time reduction in the cost of fuel taxes and permits which resulted from a favorable fuel tax audit and a permit refund and lower net trailer costs. These decreases were partially offset by increased contractor recruiting costs and an increased provision for contractor bad debt. Insurance and claims were 3.4% of revenue in 1999 compared with 3.9% in 1998. The decrease in insurance and claims as a percentage of revenue was primarily attributable to lower premium expense and favorable development of prior year claims. Selling, general and administrative costs were 7.4% of revenue in 1999 compared with 7.5% of revenue in 1998. This decrease was primarily due to a decrease in the provision for customer bad debts, partially offset by a higher provision for bonuses under the Company's management incentive compensation plan and increased management information services costs.
In addition, selling, general and administrative costs in the prior year included $560,000 of one time costs incurred for the relocation of Landstar Express America, Inc. from Charlotte, North Carolina to Jacksonville, Florida.

Interest and debt expense was 0.2% and 0.3% of revenue in 1999 and 1998, respectively.

The provisions for income taxes from continuing operations for the 1999 and 1998 twenty six-week periods were based on an estimated full year combined effective income tax rate of approximately 40.5%, which is higher than the statutory federal income tax rate primarily as a result of state income taxes, amortization of certain goodwill and the meals and entertainment exclusion.

Net income was $18,230,000, or $1.78 per common share ($1.76 per diluted share), in the 1999 period. Income from continuing operations for the 1998 period was $13,916,000, or $1.21 per common share ($1.21 per diluted share). The loss from discontinued operations for the 1998 period was $22,589,000, or $1.97 loss per common share ($1.96 loss per diluted share).



THIRTEEN WEEKS ENDED JUNE 26, 1999 COMPARED TO THIRTEEN WEEKS
ENDED JUNE 27, 1998

Revenue for the 1999 thirteen-week period was $345,064,000, an increase of $17,539,000, or 5.4%, over the 1998 thirteen-week period. The increase was attributable to increased revenue of $14,863,000, $2,070,000 and $606,000 at the carrier, multimodal and insurance segments, respectively. Overall, revenue per revenue mile increased approximately 3%, which reflected improved freight quality, while revenue miles were approximately 3% higher than 1998. The insurance segment generated investment income of $574,000 and $419,000 during the 1999 and 1998 periods, respectively.

Purchased transportation was 73.6% of revenue in 1999 compared with 73.9% in 1998. The decrease in purchased transportation as a percentage of revenue was due to an increase in the percentage of revenue contributed by the carrier segment. Commissions to agents and brokers were 8.1% of revenue in 1999 and 7.9% in 1998. The increase in commissions to agents and brokers as a percentage of revenue was primarily attributable to an increase in the percentage of revenue generated through independent commission sales agents which reflected the conversion of company-owned sales locations to independent commission sales agents. Other operating costs were 2.1% of revenue in both 1999 and 1998. Insurance and claims were 3.4% of revenue in 1999 compared with 3.8% in 1998. The decrease in insurance and claims as a percentage of revenue was primarily attributable to lower premium expense and favorable development of prior year claims. Selling, general and administrative costs were 6.7% of revenue in 1999 compared with 6.8% of revenue in 1998. This decrease was primarily due to a decrease in the provision for customer bad debts, partially offset by a higher provision for bonuses under the Company's management incentive compensation plan and increased management information services costs.

Interest and debt expense was 0.3% of revenue in 1999 and 1998.

The provisions for income taxes from continuing operations for the 1999 and 1998 thirteen-week periods were based on an estimated full year combined effective income tax rate of approximately 40.5%, which is higher than the statutory federal income tax rate primarily as a result of state income taxes, amortization of certain goodwill and the meals and entertainment exclusion.

Net income was $10,755,000, or $1.06 per common share ($1.05 per diluted share), in the 1999 period. Income from continuing operations for the 1998 period was $8,987,000, or $0.80 per common share ($0.79 per diluted share). The loss from discontinued operations for the 1998 period was $22,152,000, or $1.97 loss per common share ($1.95 loss per diluted share).

CAPITAL RESOURCES AND LIQUIDITY

Shareholders' equity increased to $115,572,000 at June 26, 1999 compared with $111,848,000 at December 26, 1998, as a result of net income, partially offset by the purchase of 380,000 shares of the Company's common stock at an aggregate cost of $14,799,000. Shareholders' equity was 74% and 76% of total capitalization at June 26, 1999 and December 26, 1998, respectively.

Working capital and the ratio of current assets to current liabilities were $79,772,000 and 1.53 to 1, respectively, at June 26, 1999, compared with $75,670,000 and 1.53 to 1, respectively, at December 26, 1998. Landstar has historically operated with current ratios approximating 1.5 to 1. Cash provided by operating activities of continuing operations was $20,552,000 in the 1999 period compared with $30,467,000 in the 1998 period. The decrease in cash flow provided by operating activities of continuing operations was primarily attributable to timing of payments, partially offset by increased earnings. During the 1999 period, Landstar purchased $1,419,000 of operating property and acquired $9,110,000 of revenue equipment by entering into capital leases. Management anticipates acquiring approximately $19,000,000 of operating property during the remainder of fiscal year 1999 either by purchase or lease financing.

Management believes that cash flow from operations combined with the Company's borrowing capacity under its revolving credit agreement will be adequate to meet Landstar's debt service requirements, fund continued growth, both internal and through acquisitions, and meet working capital needs.

The Company is aware of the issues associated with the programming code in its existing computer systems in order for the systems to recognize date sensitive information when the year changes to 2000. The Company believes it has identified all of its information technology ("IT") and non-information technology ("non-IT") systems which require change to ensure all of its systems will be year 2000 compliant. The Company plans to replace all non-IT systems that are not year 2000 compliant with year 2000 compliant systems prior to year-end 1999. The Company is utilizing in-house staff, with third party assistance, to convert its IT systems to year 2000 compliance. The Company believes that its pricing, billing and settlement systems are critical to the Company's operations. These systems enable the Company to invoice customers and pay independent contractors and commission sales agents properly. The operating subsidiaries comprising the multimodal segment are already year 2000 compliant. Several years ago the Company began to implement a strategy to standardize the carrier group's critical IT systems using the Landstar Ranger system as the base. The critical IT systems of Landstar Ranger, whose revenue represents 43% of the carrier segment's revenue, have been reprogrammed to be year 2000 compliant. As part of its ongoing system development, the Company is in the process of converting the critical IT systems of Landstar Ligon, whose revenue represents approximately 22% of the carrier segment's revenue, to the same systems as Landstar Ranger. This conversion will be completed during the 1999 third quarter. Landstar
Inway, the remaining operating company in the carrier segment, has successfully converted its critical IT systems. The Company has successfully tested each of the major subsystems of Landstar Ranger and Landstar Inway and intends to perform an additional system-wide comprehensive test during the third quarter of 1999. In addition, as part of the overall standardization plan, the Company is converting all of its operating companies to a generic, year 2000 compliant general ledger and accounts payable software system.
This conversion is expected to be completed during the 1999 third quarter.

As part of the Company's comprehensive review of its systems, it is continuing to verify the year 2000 readiness of third parties (customers and vendors) who provide services that are material to the Company's operations. The Company is currently communicating with its material vendors and customers to assess their year 2000 readiness and will continue to monitor their progress throughout 1999.

The vast majority of the changes necessary to make the Company's IT systems year 2000 compliant were incurred as part of ongoing system development or as part of a Company-wide strategy to standardize computer systems. As such, management has not separately quantified the cost of year 2000 compliance. However, management estimates the total cost of third party assistance for year 2000 compliance will approximate $600,000, of which approximately $500,000 has been incurred. Although management expects the cost of maintaining and upgrading the Company's computer systems to increase over the next few years compared to prior years, management does not believe that the future costs of maintaining and upgrading Landstar's computer systems will have a material adverse effect on the results of operations.

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

                                        PART II

                                     OTHER INFORMATION

Item 1.  Legal Proceedings

On August 5, 1998, suit was filed entitled Rene Alberto Rivas vs. Landstar System, Inc., Landstar Gemini, Inc., Landstar Ranger, Inc., Risk Management Claim Services, Inc., Insurance Management Corporation, and Does 1 through
500, inclusive, in federal district court in Los Angeles. The suit claims Rivas represents a class of all drivers who, according to the suit, should be classified as employees and are therefore allegedly aggrieved by the practice of Landstar Gemini, Inc., requiring such drivers, as independent contractors, to provide either a worker's compensation certificate or to participate in an occupational accident insurance program. Rivas claims violations of federal leasing regulations for allegedly improperly disclosing the program. Rivas also claims violations of Racketeer Influence and Corrupt Organizations ("RICO") Act and the California Business and Professions Act.
He seeks on behalf of himself and the class damages of $15 million trebled by virtue of trebling provisions in the RICO Act plus punitive damages. A motion to dismiss these claims was argued to the court on February 9, 1998. On
March 24, 1998, the court granted defendant's motion to dismiss the RICO claim.

The federal court has now held that plaintiff has no independent federal claim for damages and must first seek relief from the U.S. Dept. of Transportation to determine whether a violation of the FHWA leasing regulations entitles him to a monetary recovery. As a consequence of this decision, whether this litigation will remain in the federal court or be re-filed by the plaintiff in the California Superior Court in Los Angeles will depend on an expected ruling on whether the U.S. District Court has continued to retain jurisdiction over the plaintiff's claim for injunctive relief under the ICC Termination Act. The Company continues to vigorously contest this action. It believes that the drivers in question are properly classified as independent contractors and it also has other meritorious defenses to the various claims.

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

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

On May 19, 1999, Landstar System, Inc. (the "Company") held its Annual Meeting of Shareholders (the "Meeting") at the Ponte Vedra Inn, Ponte Vedra Beach, Florida, 32082. The matters voted upon at the Meeting included (i) the election of two Class III directors for the terms to expire at the 2002 Annual Meeting of Shareholders and (ii) the ratification of appointment of KPMG LLP as the Company's independent auditors for fiscal year 1999.

Pursuant to the Company's Restated Certificate of Incorporation, the Board of Directors has fixed the number of directors at seven: two Class III directors whose members' terms will expire at the 2002 Annual Meeting of Shareholders; two Class I directors whose members' terms will expire at the 2000 Annual Meeting of Shareholders; and the three Class II directors whose members' terms will expire at the 2001 Annual Meeting of Shareholders. With respect to the election of the two Class III directors at the Meeting, nominee Jeffrey C. Crowe, and nominee David G. Bannister were elected to the Board of Directors of the Company. Mr. Crowe received 8,637,295 votes for election to the Board and 269,850 were withheld. Mr. Bannister received 8,637,295 votes for election to the Board and 269,850 were withheld. The names of the other directors whose terms of office as a director continued after the Meeting are as follows: John B. Bowron (a Class I director), Ronald W. Drucker (a Class I director), William S. Elston (a Class II director), Merritt J. Mott (a Class II director), and Diana M. Murphy (a Class II director).

The appointment of KPMG LLP as the Company's independent auditors for fiscal year 1999 was ratified by the Company's shareholders. Votes for the ratification were 8,848,214, votes against were 2,016 and votes abstaining were 56,915.


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

(b)      Form 8-K

         None.

                              EXHIBIT INDEX

Registrant's Commission File No.: 0-21238

Exhibit No.       Description
------------      -----------

   (11)           Statement re: Computation of Per Share Earnings:

         11.1 * Landstar System, Inc. and Subsidiary Calculation of Earnings Per Common Share for the Twenty Six and Thirteen Weeks Ended June 26, 1999 and June 27, 1998

11.2  *   Landstar System, Inc. and Subsidiary Calculation of Diluted
                  Earnings Per Share for the Twenty Six and Thirteen Weeks Ended June 26, 1999 and June 27, 1998

   (27)           Financial Data Schedules:

         27.1 *   1999 Financial Data Schedule

__________________
* Filed herewith

                                     SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          LANDSTAR SYSTEM, INC.



Date:     August 3, 1999                  Henry H. Gerkens
                                          ----------------------------
                                          Henry H. Gerkens
                                          Executive Vice President and
                                          Chief Financial Officer;
                                          Principal Financial Officer



Date:     August 3, 1999                  Robert C. LaRose
                                          ----------------------------
                                          Robert C. LaRose
                                          Vice President Finance and Treasurer;
                                          Principal Accounting Officer