Form 10-Q
period 1999-09-25
LANDSTAR SYSTEM INC
filed 1999-11-05
CIK 853816

                              UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C.  20549

                                FORM 10-Q

(Mark One)
[  X  ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934

For the quarterly period ended September 25, 1999

                              or

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

                                             Yes  (  X  )      No  (    )

The number of shares of the registrant's Common Stock, par value $.01 per share, outstanding as of the close of business on October 29, 1999 was 9,529,820.

                                    PART I

                            FINANCIAL INFORMATION

                                    Index


                                    Item 1

Consolidated Balance Sheets as of September 25, 1999
  and December 26, 1998 ...............................................  Page 3

Consolidated Statements of Income for the Thirty Nine and Thirteen Weeks
  Ended September 25, 1999 and September 26, 1998 .....................  Page 4

Consolidated Statements of Cash Flows for the Thirty Nine Weeks
  Ended September 25, 1999 and September 26, 1998 .....................  Page 5

Consolidated Statement of Changes in Shareholders'
  Equity for the Thirty Nine Weeks Ended September 25, 1999 ...........  Page 6

Notes to Consolidated Financial Statements.............................  Page 7

                                    Item 2

Management's Discussion and Analysis of
  Financial Condition and Results of Operations .......................  Page 10

                                    Item 3

Quantitative and Qualitative Disclosures About Market Risk ............  Page 18


Item 1.  Financial Statements

     The interim consolidated financial statements contained herein reflect all adjustments (all of a normal, recurring nature) which, in the opinion of management, are necessary for a fair presentation of the financial condition, results of operations, cash flows and changes in shareholders' equity for the periods presented. They have been prepared in accordance with Rule 10-01 of Regulation S-X and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the thirty nine weeks ended September 25, 1999 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 25, 1999.

     These interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's 1998 Annual Report on Form 10-K.

                         LANDSTAR SYSTEM, INC. AND SUBSIDIARY
                              CONSOLIDATED BALANCE SHEETS
                   (Dollars in thousands, except per share amounts)
                                     (Unaudited)

                                                                    Sept. 25,        Dec. 26,
                                                                         1999            1998
                                                                   ----------    ------------
ASSETS
Current assets:
   Cash                                                            $   30,068     $    26,681
   Trade accounts receivable, less allowance of $4,045
      and $6,428                                                      186,041         172,471
   Other receivables, including advances to independent
      contractors, less allowance of $5,413 and $4,007                 13,637          13,980
   Prepaid expenses and other current assets                            7,318           5,428
                                                                   ----------     -----------
          Total current assets                                        237,064         218,560
                                                                   ----------     -----------
Operating property, less accumulated depreciation
   and amortization of $35,757 and $29,603                             51,687          46,958
Goodwill, less accumulated amortization of $7,474 and $6,561           34,036          34,949
Deferred income taxes and other assets                                 20,114          13,198
                                                                   ----------     -----------
Total assets                                                       $  342,901     $   313,665
                                                                   ==========     ===========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Cash overdraft                                                  $   15,965     $    14,746
   Accounts payable                                                    67,094          50,624
   Current maturities of long-term debt                                 5,909           4,708
   Insurance claims                                                    30,071          29,873
   Accrued compensation                                                 9,514           9,881
   Other current liabilities                                           33,521          33,058
                                                                   ----------     -----------
          Total current liabilities                                   162,074         142,890
                                                                   ----------     -----------
Long-term debt, excluding current maturities                           35,567          29,732
Insurance claims                                                       28,668          29,195

Shareholders' equity:
   Common stock, $.01 par value, authorized 20,000,000
      shares, issued 13,061,974 and 13,041,574 shares                     131             130
   Additional paid-in capital                                          65,592          65,198
   Retained earnings                                                  154,541         124,237
   Cost of 3,273,041 and 2,618,041 shares of common stock in
      treasury                                                       (102,029)        (76,176)
   Notes receivable arising from exercise of stock options             (1,643)         (1,541)
                                                                   ----------     -----------
          Total shareholders' equity                                  116,592         111,848
                                                                   ----------     -----------
Total liabilities and shareholders' equity                         $  342,901     $   313,665
                                                                   ==========     ===========
See accompanying notes to consolidated financial statements.
                                       3

                          LANDSTAR SYSTEM, INC. AND SUBSIDIARY
                           CONSOLIDATED STATEMENTS OF INCOME
                    (Dollars in thousands, except per share amounts)
                                     (Unaudited)

                                                  Thirty Nine Weeks Ended          Thirteen Weeks Ended
                                                  -----------------------        -----------------------
                                                   Sept. 25,    Sept. 26,         Sept. 25,    Sept. 26,
                                                        1999         1998              1999         1998
                                                  ----------   ----------        ----------   ----------
Revenue                                           $1,007,959   $  949,742        $  351,460   $  324,033
Investment income                                      1,751        1,191               633          441

Costs and expenses:
    Purchased transportation                         742,442      701,981           259,165      239,952
    Commissions to agents and brokers                 80,587       74,803            28,439       25,688
    Other operating costs                             21,627       20,818             7,858        6,574
    Insurance and claims                              29,030       32,886             7,067        8,300
    Selling, general and administrative               73,304       71,414            24,573       24,766
    Depreciation and amortization                      8,806        7,531             3,375        2,678
                                                  ----------   ----------        ----------   ----------
         Total costs and expenses                    955,796      909,433           330,477      307,958
                                                  ----------   ----------        ----------   ----------
Operating income                                      53,914       41,500            21,616       16,516
Interest and debt expense                              2,981        2,584             1,321          988
                                                  ----------   ----------        ----------   ----------
Income from continuing operations
    before income taxes                               50,933       38,916            20,295       15,528
Income taxes                                          20,629       15,761             8,221        6,289
                                                  ----------   ----------        ----------   ----------
Income from continuing operations                     30,304       23,155            12,074        9,239
Discontinued operations, net of income taxes                      (22,589)
                                                  ----------   ----------        ----------   ----------
Net income                                        $   30,304   $      566        $   12,074   $    9,239
                                                  ==========   ==========        ==========   ==========
Earnings per common share:
    Income from continuing operations             $     2.99   $     2.06        $     1.21   $     0.86
    Loss from discontinued operations                               (2.01)
                                                  ----------   ----------        ----------   ----------
     Earnings per common share                    $     2.99   $     0.05        $     1.21   $     0.86
                                                  ==========   ==========        ==========   ===========
Diluted earnings per share:
    Income from continuing operations             $     2.95   $     2.05        $     1.20   $     0.85
    Loss from discontinued operations                               (2.00)
                                                  ----------   ----------        ----------   ----------
     Diluted earnings per share                   $     2.95   $     0.05        $     1.20   $     0.85
                                                  ==========   ==========        ==========   ==========
Average number of shares outstanding:
     Earnings per common share                    10,149,000   11,223,000         9,954,000   10,743,000
                                                  ==========   ==========        ==========   ==========
     Diluted earnings per share                   10,270,000   11,316,000        10,076,000   10,852,000
                                                  ==========   ==========        ==========   ==========
See accompanying notes to consolidated financial statements.
                                       4

                                  LANDSTAR SYSTEM, INC. AND SUBSIDIARY
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (Dollars in thousands)
                                              (Unaudited)

                                                                                 Thirty Nine Weeks Ended
                                                                                ---------------------------
                                                                                  Sept. 25,       Sept. 26,
                                                                                       1999            1998
                                                                                -----------     -----------
OPERATING ACTIVITIES OF CONTINUING OPERATIONS
  Net income                                                                    $    30,304     $       566
  Adjustments to reconcile net income to net cash provided
       by operating activities of continuing operations:
     Discontinued operations                                                                         22,589
     Depreciation and amortization of operating property                              7,893           6,570
     Amortization of goodwill and non-competition agreement                             913             961
     Non-cash interest charges                                                          243             243
     Provisions for losses on trade and other accounts receivable                     1,122           3,850
     Losses (gains) on sales of operating property                                      179            (306)
     Deferred income taxes, net                                                       2,003          (2,118)
     Changes in operating assets and liabilities, net of discontinued operations:
            Increase in trade and other accounts receivable                         (14,349)         (6,817)
            Increase in prepaid expenses and other assets                           (11,052)         (4,146)
            Increase in accounts payable                                             16,470           7,427
            Increase in other liabilities                                                96           5,019
            Increase (decrease) in insurance claims                                    (329)          6,848
                                                                                -----------     -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES OF CONTINUING OPERATIONS                   33,493          40,686
                                                                                -----------     -----------
INVESTING ACTIVITIES
  Maturities of short-term investments                                                                1,552
  Purchases of operating property                                                    (2,369)         (4,347)
  Proceeds from sales of operating property                                           1,303           1,383
  Proceeds from sale of discontinued operations                                                      40,435
                                                                                -----------     -----------
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                                     (1,066)         39,023
                                                                                -----------     -----------
FINANCING ACTIVITIES OF CONTINUING OPERATIONS
  Increase in cash overdraft                                                          1,219           1,870
  Borrowings on revolving credit facility                                                            15,000
  Proceeds from exercise of stock options and related income tax benefit                293           1,118
  Purchases of common stock                                                         (25,853)        (47,392)
  Principal payments on long-term debt and capital lease obligations                 (4,699)        (21,646)
                                                                                -----------     -----------
NET CASH USED BY FINANCING ACTIVITIES OF CONTINUING OPERATIONS                      (29,040)        (51,050)
                                                                                -----------     -----------
NET CASH USED BY DISCONTINUED OPERATIONS                                                            (26,472)
                                                                                -----------     -----------
Increase in cash                                                                      3,387           2,187
Cash at beginning of period                                                          26,681          17,994
                                                                                -----------     -----------
Cash at end of period                                                           $    30,068     $    20,181
                                                                                ===========     ===========
See accompanying notes to consolidated financial statements.
                                       5

                                  LANDSTAR SYSTEM, INC. AND SUBSIDIARY
                                   CONSOLIDATED STATEMENT OF CHANGES
                                       IN SHAREHOLDERS' EQUITY
                              Thirty Nine Weeks Ended September 25, 1999
                                         (Dollars in thousands)
                                               (Unaudited)

                                                                                                Notes
                                                                     Treasury Stock        Receivable
                                Common Stock   Additional               at Cost          Arising from
                            ------------------  Paid-In  Retained  -------------------    Exercise of
                              Shares   Amount   Capital  Earnings    Shares    Amount   Stock Options    Total
                            ---------- ------- --------- --------- --------- ---------  ------------- ---------

Balance December 26, 1998   13,041,574 $ 130   $ 65,198  $ 124,237 2,618,041 $ (76,176) $     (1,541) $ 111,848

Net income                                                  30,304                                       30,304

Purchases of common stock                                            655,000   (25,853)                 (25,853)

Exercise of stock options
  and related income tax
   benefit                      20,400     1        394                                         (102)       293
                            ---------- ------- --------- --------- --------- ---------  ------------- ---------

Balance September 25, 1999  13,061,974 $ 131   $ 65,592  $ 154,541 3,273,041 $(102,029) $     (1,643) $ 116,592
                            ========== ======= ========= ========= ========= =========  ============= =========

See accompanying notes to consolidated financial statements.






                 LANDSTAR SYSTEM, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)

The consolidated financial statements include the accounts of Landstar System, Inc. and its subsidiary, Landstar System Holdings, Inc., and reflect all adjustments (all of a normal, recurring nature) which are, in the opinion of management, necessary for a fair presentation of the results for the periods presented. The preparation of the consolidated financial statements requires the use of management's estimates. Actual results could differ from those estimates. Landstar System, Inc. and its subsidiary are herein referred to as "Landstar."

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

The loss from discontinued operations of $22,589,000 in the thirty nine-week period ended September 26, 1998 included a loss on sale of $21,489,000, net of income tax benefits of $2,511,000, and a loss from operations of $1,100,000, net of income tax benefits of $597,000.

The company-owned tractor segment had revenue of $58,715,000 and $13,357,000 for the thirty nine weeks and thirteen weeks ended September 26, 1998.


(2)   Income Taxes

      The provisions for income taxes from continuing operations for the 1999 and 1998 thirty nine-week periods were based on an estimated combined full year effective income tax rate of 40.5%, which is higher than the statutory federal income tax rate primarily as a result of state income taxes, amortization of certain goodwill and the meals and entertainment exclusion.

(3)   Earnings Per Share

      Earnings per common share amounts are based on the weighted average number of common shares outstanding. Diluted earnings per share amounts are based on the weighted average number of common shares outstanding plus the incremental shares that would have been outstanding upon the assumed exercise of all dilutive stock options.

(4)   Additional Cash Flow Information

      During the 1999 period, Landstar paid income taxes and interest of $24,126,000 and $3,095,000, respectively, and acquired operating property by entering into capital leases in the amount of $11,735,000. During the 1998 period, Landstar paid income taxes and interest of $18,718,000 and $3,207,000 ($836,000 related to Landstar Poole), respectively, and acquired operating property by entering into capital leases in the amount of $12,902,000.

(5)   Segment Information

      The following tables summarize information about Landstar's reportable business segments for the thirty nine and thirteen weeks ended September 25, 1999 and September 26, 1998 (in thousands):


      Thirty Nine Weeks Ended September 25, 1999
      ------------------------------------------

                                   Carrier    Multimodal   Insurance    Other      Total
                                   -------    ----------   ---------    -----      -----
      External revenue          $  777,434    $ 211,360   $ 19,165               $1,007,959
      Investment income                                      1,751                    1,751
      Internal revenue              25,234          474     20,327                   46,035
      Operating income              59,336        7,078     15,982    $(28,482)      53,914



      Thirty Nine Weeks Ended September 26, 1998
      ------------------------------------------

                                   Carrier    Multimodal   Insurance    Other      Total
                                   -------    ----------   ---------    -----      -----
      External revenue          $  730,119    $ 201,558   $ 18,065               $  949,742
      Investment income                                      1,191                    1,191
      Internal revenue              28,089          378     16,385                   44,852
      Operating income              48,774        4,839     12,018    $(24,131)      41,500







      Thirteen Weeks Ended September 25, 1999
      ------------------------------------------

                                   Carrier    Multimodal   Insurance    Other      Total
                                   -------    ----------   ---------    -----      -----
      External revenue          $  269,312    $  75,709   $  6,439                $ 351,460
      Investment income                                        633                      633
      Internal revenue               8,994          243      5,156                   14,393
      Operating income              21,105        2,867      7,363    $ (9,719)      21,616



      Thirteen Weeks Ended September 26, 1998
      ------------------------------------------

                                   Carrier    Multimodal   Insurance    Other      Total
                                   -------    ----------   ---------    -----      -----
      External revenue          $  247,908   $   69,858   $  6,267               $  324,033
      Investment income                                        441                      441
      Internal revenue               9,639          115      4,844                   14,598
      Operating income              17,779        2,089      6,281    $ (9,633)      16,516


(6)   Commitments and Contingencies

      At September 25, 1999, Landstar had commitments for letters of credit outstanding in the amount of $22,229,000, primarily as collateral for insurance claims. The commitments for letters of credit outstanding included $12,480,000 under the Second Amended and Restated Credit Agreement and $9,749,000 secured by assets deposited with a financial institution.

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

The carrier segment consists of Landstar Ranger, Inc.("Landstar Ranger"), Landstar Inway, Inc. ("Landstar Inway") and Landstar Ligon, Inc.("Landstar Ligon"). The carrier segment provides truckload transportation for a wide range of general commodities over both regular and irregular routes with its fleet of dry and specialty vans and unsided trailers, including flatbed, drop deck and specialty. The carrier segment markets its services primarily through independent commission sales agents and utilizes tractors provided by independent contractors. The nature of the carrier segment's business is such that a significant portion of its operating costs varies directly with revenue.

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

Depreciation and amortization primarily relates to depreciation of trailers and management information services equipment.

The following table sets forth the percentage relationships of income and expense items to revenue for the periods indicated:

                                                    Thirty Nine Weeks Ended       Thirteen Weeks Ended
                                                   ------------------------    ------------------------
                                                    Sept. 25,     Sept. 26,     Sept. 25,     Sept. 26,
                                                         1999          1998          1999          1998
                                                   ----------    ----------    ----------    ----------
Revenue                                                100.0%        100.0%        100.0%        100.0%
Investment income                                        0.2           0.1           0.2           0.1

Costs and expenses:
    Purchased transportation                            73.6          73.9          73.7          74.1
    Commissions to agents and brokers                    8.0           7.9           8.1           7.9
    Other operating costs                                2.1           2.2           2.2           2.0
    Insurance and claims                                 2.9           3.4           2.0           2.6
    Selling, general and administrative                  7.3           7.5           7.0           7.6
    Depreciation and amortization                        0.9           0.8           1.0           0.8
                                                      -------        ------      -------        ------
            Total costs and expenses                    94.8          95.7          94.0          95.0
                                                      -------        ------      -------        ------
Operating income                                         5.4           4.4           6.2           5.1
Interest and debt expense                                0.3           0.3           0.4           0.3
                                                      -------        ------      -------        ------
Income from continuing operations
    before income taxes                                  5.1           4.1           5.8           4.8
Income taxes                                             2.1           1.7           2.4           1.9
                                                      -------        ------      -------        ------
Income from continuing operations                        3.0           2.4           3.4           2.9
Discontinued operations, net of income taxes                          (2.3)
                                                      -------        ------      -------        ------
Net income                                               3.0%          0.1%          3.4%          2.9%
                                                      =======        ======      =======        ======

THIRTY NINE WEEKS ENDED SEPTEMBER 25, 1999 COMPARED TO THIRTY NINE WEEKS ENDED SEPTEMBER 26, 1998

Revenue for the 1999 thirty nine week period was $1,007,959,000, an increase of $58,217,000, or 6.1%, over the 1998 thirty nine week period. The increase was attributable to increased revenue of $47,315,000, $9,802,000 and $1,100,000 at the carrier, multimodal and insurance segments, respectively. Overall, revenue per revenue mile at the carrier and multimodal segments increased approximately 2%, which reflected improved freight quality, while revenue miles were approximately 4% higher than 1998. The insurance segment generated investment income of $1,751,000 and $1,191,000 during the 1999 and 1998 periods, respectively.

Purchased transportation was 73.6% of revenue in 1999 compared with 73.9% in 1998. The decrease in purchased transportation as a percentage of revenue was due to an increase in the percentage of revenue contributed by the carrier segment. Commissions to agents and brokers were 8.0% of revenue in 1999 and 7.9% in 1998. The increase in commissions to agents and brokers as a percentage of revenue was primarily attributable to an increase in the percentage of revenue generated through independent commission sales agents which reflected the conversion of company-owned sales locations to independent commission sales agent locations. Other operating costs were 2.1% of revenue in 1999 and 2.2% in 1998. The decrease in other operating costs as a percentage of revenue was due to a one-time reduction in the cost of fuel taxes and permits which resulted from a favorable fuel tax audit and a permit refund.
This decrease was partially offset by increased contractor recruiting costs and an increased provision for contractor bad debt. Insurance and claims were 2.9% of revenue in 1999 compared with 3.4% in 1998. The decrease in insurance and claims as a percentage of revenue was primarily attributable to lower premium expense and favorable development of prior year claims. Selling, general and administrative costs were 7.3% of revenue in 1999 compared with 7.5% of revenue in 1998. This decrease was primarily due to a decrease in the provision for customer bad debts, partially offset by a higher provision for bonuses under the Company's management incentive compensation plan and increased management information services costs.
In addition, selling, general and administrative costs in the prior year included $560,000 of one time costs incurred for the relocation of Landstar Express America, Inc. from Charlotte, North Carolina to Jacksonville, Florida.

Interest and debt expense was 0.3% of revenue in 1999 and 1998.

The provisions for income taxes from continuing operations for the 1999 and 1998 thirty nine-week periods were based on an estimated full year combined effective income tax rate of approximately 40.5%, which is higher than the statutory federal income tax rate primarily as a result of state income taxes, amortization of certain goodwill and the meals and entertainment exclusion.

Net income was $30,304,000, or $2.99 per common share ($2.95 per diluted share), in the 1999 period. Income from continuing operations for the 1998 period was $23,155,000, or $2.06 per common share ($2.05 per diluted share). The loss from discontinued operations for the 1998 period was $22,589,000, or $2.01 loss per common share ($2.00 loss per diluted share).



THIRTEEN WEEKS ENDED SEPTEMBER 25, 1999 COMPARED TO THIRTEEN WEEKS ENDED SEPTEMBER 25, 1998

Revenue for the 1999 thirteen-week period was $351,460,000, an increase of $27,427,000, or 8.5%, over the 1998 thirteen-week period. The increase was attributable to increased revenue of $21,404,000, $5,851,000 and $172,000 at the carrier, multimodal and insurance segments, respectively. Overall, revenue per revenue mile increased approximately 2%, which reflected improved freight quality, while revenue miles were approximately 7% higher than 1998. The insurance segment generated investment income of $633,000 and $441,000 during the 1999 and 1998 periods, respectively.

Purchased transportation was 73.7% of revenue in 1999 compared with 74.1% in 1998. The decrease in purchased transportation as a percentage of revenue was due to an increase in the percentage of revenue contributed by the carrier segment and a decrease in revenue at the intermodal services operations of the multimodal segment. Commissions to agents and brokers were 8.1% of revenue in 1999 and 7.9% in 1998. The increase in commissions to agents and brokers as a percentage of revenue was primarily attributable to an increase in the percentage of revenue generated through independent commission sales agents which reflected the conversion of company-owned sales locations to independent commission sales agents. Other operating costs were 2.2% of revenue in 1999 and 2.0% of revenue in 1998. The increase in other operating costs as a percentage of revenue was due to higher net trailer costs, increased contractor recruiting costs and a higher provision for contractor bad debt. Insurance and claims were 2.0% of revenue in 1999 compared with 2.6% in 1998. The decrease in insurance and claims as a percentage of revenue was primarily attributable to favorable development of prior year claims. Selling, general and administrative costs were 7.0% of revenue in 1999 compared with 7.6% of revenue in 1998. The decrease in selling, general and administrative costs as a percentage of revenue was primarily due to a decrease in the provision for customer bad debts, partially offset by increased management information services costs.

Interest and debt expense was 0.4% and 0.3% of revenue in 1999 and 1998, respectively. The increase in interest and debt expense as a percentage of revenue was due to increased capital lease obligations and fees incurred as a result of amending the Company's senior credit facility.

The provisions for income taxes for the 1999 and 1998 thirteen-week periods were based on an estimated full year combined effective income tax rate of approximately 40.5%, which is higher than the statutory federal income tax rate primarily as a result of state income taxes, amortization of certain goodwill and the meals and entertainment exclusion.

Net income was $12,074,000, or $1.21 per common share ($1.20 per diluted share), in the 1999 period. Net income for the 1998 period was $9,239,000, or $0.86 per common share ($0.85 per diluted share).

CAPITAL RESOURCES AND LIQUIDITY

Shareholders' equity increased to $116,592,000 at September 25, 1999 compared with $111,848,000 at December 26, 1998, as a result of net income, partially offset by the purchase of 655,000 shares of the Company's common stock at an aggregate cost of $25,853,000. During the third quarter of 1999, the Company's Board of Directors approved the purchase of up to an additional 500,000 shares of the Company's common stock from time to time in the open market and privately negotiated transactions. Shareholders' equity was 74% and 76% of total capitalization at September 25, 1999 and December 26, 1998, respectively.

Working capital and the ratio of current assets to current liabilities were $74,990,000 and 1.46 to 1, respectively, at September 25, 1999, compared with $75,670,000 and 1.53 to 1, respectively, at December 26, 1998. Landstar has historically operated with current ratios approximating 1.5 to 1. Cash provided by operating activities of continuing operations was $33,493,000 in the 1999 period compared with $40,686,000 in the 1998 period. The decrease in cash flow provided by operating activities of continuing operations was primarily attributable to timing of collections, partially offset by increased earnings and timing of payments. During the 1999 period, Landstar purchased $2,369,000 of operating property and acquired $11,735,000 of revenue equipment by entering into capital leases. Management anticipates acquiring approximately $14,000,000 of operating property during the remainder of fiscal year 1999 either by purchase or lease financing.

Management believes that cash flow from operations combined with the Company's borrowing capacity under its revolving credit agreement will be adequate to meet Landstar's debt service requirements, fund continued growth, both internal and through acquisitions, and meet working capital needs.

The Company is aware of the issues associated with the programming code in its existing computer systems in order for the systems to recognize date sensitive information when the year changes to 2000. The Company believes it has identified all of its information technology ("IT") and non-information technology ("non-IT") systems which require change to ensure all of its systems will be year 2000 compliant. With the 1999 fourth quarter relocation of all the Company's Jacksonville, FL based operations to its new facility, all non-IT systems that were not year 2000 compliant have been replaced with new year 2000 compliant systems. The Company has utilized in-house staff, with third party assistance, to convert its IT systems to year 2000 compliance. The
Company believes that its pricing, billing and settlement systems are critical to the Company's operations. These systems enable the Company to invoice customers and pay independent contractors and commission sales agents properly. The operating subsidiaries comprising the multimodal segment are year 2000 compliant. Several years ago the Company began to implement a strategy to standardize the carrier group's critical IT systems using the Landstar Ranger system as the base. The critical IT systems of Landstar Ranger have been reprogrammed to be year 2000 compliant. During the 1999 third quarter, the Company completed the conversion of the critical IT systems of Landstar Ligon to the same systems as Landstar Ranger. During the 1999 second quarter, Landstar Inway, the remaining operating company in the carrier segment, successfully completed reprogramming its critical IT systems. The Company has successfully completed a comprehensive system-wide test of all critical IT systems. In addition, as part of the overall standardization plan, the Company has converted all of its operating companies to a generic, year
2000 compliant general ledger and accounts payable software system.
                                       16

As part of the Company's comprehensive review of its systems, it is continuing to verify the year 2000 readiness of third parties (customers and vendors) who provide services that are material to the Company's operations. The Company is currently communicating with its material vendors and customers to assess their year 2000 readiness and will continue to monitor their progress throughout 1999.

The vast majority of the changes necessary to make the Company's IT systems year 2000 compliant were incurred as part of ongoing system development or as part of a Company-wide strategy to standardize computer systems. As such, management has not separately quantified the cost of year 2000 compliance. However, management estimates the total cost of third party assistance for year 2000 compliance approximated $700,000. Although management expects the cost of maintaining and upgrading the Company's computer systems to increase over the next few years compared to prior years, management does not believe that the future costs of maintaining and upgrading Landstar's computer systems will have a material adverse effect on the results of operations.

In the event the Company determines that one or more of its material vendors will not become year 2000 compliant, the Company's contingency plan is to select alternative vendors or implement alternate procedures for an interim period.

Although management believes all of the Company's critical IT systems have been reprogrammed to properly recognize year 2000 transactions, an unforeseen failure, or the non compliance of third party vendors, could have a material adverse effect on the Company's future operating results or financial condition.

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

The federal court has now held that Rivas may not recover damages for alleged violations of the federal leasing regulations without first proceeding at the Federal Highway Administration. Further, Rivas has now agreed to dismiss his federal lawsuit and submit his claim to arbitration as provided under the motor vehicle lease agreement. It is anticipated that arbitration will commence in early to mid 2000. The Company continues to vigorously contest this action. It believes that the drivers in question are properly classified as independent contractors and it also has other meritorious defenses to the various claims.

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

(b)      Form 8-K

         None.

                              EXHIBIT INDEX

Registrant's Commission File No.: 0-21238

Exhibit No.       Description
------------      -----------

    (4) Instruments defining the rights of security holders, including indentures:

          4.1 * Second Amendment, dated September 8, 1999, to the Second Amended and Restated Credit Agreement, dated as of October 10, 1997

   (11)           Statement re: Computation of Per Share Earnings:

         11.1 * Landstar System, Inc. and Subsidiary Calculation of Earnings Per Common Share for the Thirty Nine and Thirteen Weeks Ended September 25, 1999 and September 26, 1998

11.2  *   Landstar System, Inc. and Subsidiary Calculation of Diluted
                  Earnings Per Share for the Thirty Nine and Thirteen Weeks Ended September 25, 1999 and September 26, 1998

   (27)           Financial Data Schedules:

         27.1 *   1999 Financial Data Schedule

__________________
* Filed herewith

                                     SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          LANDSTAR SYSTEM, INC.



Date:     November 4, 1999                  Henry H. Gerkens
                                          ----------------------------
                                          Henry H. Gerkens
                                          Executive Vice President and
                                          Chief Financial Officer;
                                          Principal Financial Officer



Date:     November 4, 1999                  Robert C. LaRose
                                          ----------------------------
                                          Robert C. LaRose
                                          Vice President Finance and Treasurer;
                                          Principal Accounting Officer