Form 10-K
period 1999-12-25
LANDSTAR SYSTEM INC
filed 2000-03-22
CIK 853816

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-K
(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 25, 1999
                          -----------------
                                             or
[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                               -------------------     -------------------

Commission File Number: 0-21238
                        -------
                               LANDSTAR SYSTEM, INC.
              ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

             Delaware                                       06-1313069
   -------------------------------                      ------------------
  (State or other jurisdiction                       (I.R.S. Employer
of incorporation or organization)                    Identification No.)

13410 Sutton Park Drive South, Jacksonville, Florida                     32224
--------------------------------------------------------------    ----------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

                      Documents Incorporated by Reference

Portions of the following documents are incorporated by reference in this Form 10-K as indicated herein:
                                           Part of 10-K into
         Document                          which incorporated
         --------                          ------------------
1999 Annual Report to Shareholders            Part II
Proxy Statement relating to                   Part III
  Landstar System, Inc.'s Annual
  Meeting of Shareholders


The number of shares of the registrant's common stock, par value $.01 per share, (the "Common Stock") outstanding as of the close of business on March 20, 2000 was 9,071,333; and the aggregate market value of the voting stock held by non-affiliates of the registrant was $474,764,954 (based on the $54.5625 per share closing price on that date, as reported by NASDAQ National Market System). In making this calculation, the registrant has assumed, without admitting for any purpose, that all directors and executive officers of the registrant, and no other person, are affiliates.

                             LANDSTAR SYSTEM, INC.
                       1999 Annual Report on Form 10-K

                              Table of Contents

                                  Part I
                                                               Page
                                                               ----
Item 1.  Business                                                 4
Item 2.  Properties                                              13
Item 3.  Legal Proceedings                                       13
Item 4.  Submission of Matters to a Vote of Security Holders     14


                                  Part II

Item 5.  Market for Registrant's Common Equity and
           Related Stockholder Matters                           14
Item 6.  Selected Financial Data                                 14
Item 7.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations         15
Item 7a. Quantitative and Qualitative Disclosures about
           Market Risk                                           15
Item 8.  Financial Statements and Supplementary Data             15
Item 9.  Changes in and Disagreements with Accountants
           on Accounting and Financial Disclosure                15


                                  Part III

Item 10.  Directors and Executive Officers of the Registrant     16
Item 11.  Executive Compensation                                 16
Item 12.  Security Ownership of Certain Beneficial Owners
           and Management                                        16
Item 13.  Certain Relationships and Related Transactions         16


                                  Part IV

Item 14.  Exhibits, Financial Statement Schedules and
           Reports on Form 8-K                                   16
Signatures                                                       18
Index to Exhibits                                                20

                                    Part I
Item 1. - Business

General

Landstar System, Inc. (herein referred to as "Landstar" or the "Company") was incorporated in January 1991 under the laws of the State of Delaware and acquired all of the capital stock of its predecessor, Landstar System Holdings, Inc. ("LSHI") on March 28, 1991. LSHI owns directly or indirectly all of the common stock of Landstar Ranger, Inc. ("Landstar Ranger"), Landstar Inway, Inc. ("Landstar Inway"), Landstar Ligon, Inc. ("Landstar Ligon"), Landstar Gemini, Inc. ("Landstar Gemini"), Landstar Logistics, Inc. ("Landstar Logistics"), Landstar Express America, Inc. ("Landstar Express America"), Landstar Contractor Financing, Inc. ("LCFI"), Landstar Capacity Services, Inc., Risk Management Claim Services, Inc. ("RMCS"), Signature Technology Services, Inc. ("STSI") and Signature Insurance Company ("Signature"). Landstar Ranger, Landstar Inway, Landstar Ligon, Landstar Gemini, Landstar Logistics and Landstar Express America are collectively herein referred to as Landstar's "Operating Subsidiaries." The Company's principal executive offices are located at 13410 Sutton Park Drive South, Jacksonville, Florida 32224 and its telephone number is (904) 390-1234. The Company's website is www.landstar.com.

Historical Background

In March 1991, Landstar acquired LSHI in a buy-out organized by Kelso & Company, Inc. ("Kelso"). Investors in the acquisition included Kelso Investment Associates IV L.P. ("KIA IV"), an affiliate of Kelso, ABS MB Limited Partnership ("ABSMB"), an affiliate of DB Alex. Brown LLC
(formerly known as Alex. Brown & Sons Incorporated), and certain management employees of Landstar and its subsidiaries (the "Management Stockholders"). Landstar was capitalized by the sale of an aggregate of 8,024,000 shares of Common Stock for $20.1 million, as follows: KIA IV
($15.5 million), ABSMB ($3.0 million), Management Stockholders($1.3 million) and certain institutional stockholders ($.3 million). In March 1993, Landstar completed a recapitalization (the "Recapitalization") that increased shareholders' equity, reduced indebtedness and improved the Company's operating and financial flexibility. The Recapitalization involved three principal components: (i) the initial public offering (the "IPO") of 5,387,000 shares of Common Stock, at an initial price to the public of $13 per share, 2,500,000 of which were sold by Landstar and 2,887,000 of which were sold by certain of the Company's stockholders (including KIA IV), (ii) the retirement of all $38 million outstanding principal amount of LSHI's 14% Senior Subordinated Notes due 1998 (the "14% Notes"), and (iii) the refinancing of the Company's then existing senior debt facility with a senior bank credit agreement. The net proceeds to the Company from the IPO (net of underwriting discounts and commissions and expenses) of $28,450,000 and proceeds from the new term loan, were used to repay outstanding borrowings under the old credit agreement and redeem or purchase the 14% Notes. In October 1993, a secondary public offering by existing stockholders of 5,547,930 shares of Common Stock at an initial price to the public of $15 per share was completed. KIA IV sold 4,492,640 shares and ABSMB sold 1,055,290 shares. Immediately subsequent to the offering, KIA IV no longer owned any shares of Landstar Common Stock, and affiliates of DB Alex. Brown LLC retained approximately 1% of the Common
Stock outstanding.

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

During the first quarter of 1995, Landstar, through different subsidiaries of LSHI acquired the businesses and net assets of Intermodal Transport Company ("ITCO"), a California-based intermodal marketing company, LDS Truck Lines, Inc., a California-based drayage company, and T.L.C. Lines, Inc., a Missouri-based temperature-controlled and long-haul, time sensitive dry van carrier. Also in the 1995 first quarter, Landstar, through another subsidiary of LSHI, acquired all of the outstanding common stock of Express America Freight Systems, Inc., ("Express"), a North Carolina-based air freight and truck expedited service provider. The businesses acquired from ITCO and Express comprise the majority of the multimodal segment's operations, and are now operated through Landstar Logistics and Landstar Express America, respectively.

On December 18, 1996, the Company announced a plan to restructure its Landstar T.L.C. and Landstar Poole operations, in addition to the relocation of its Shelton, Connecticut corporate office headquarters to Jacksonville, Florida in the second quarter of 1997. The plan to restructure Landstar T.L.C. included the merger of the operations of Landstar T.L.C. into Landstar Inway, the closing of the Landstar T.L.C. headquarters in St. Clair, Missouri and the disposal of all of Landstar T.L.C.'s company-owned tractors. During 1997 and 1996, the Company incurred approximately $3,247,000 and $5,937,000 of such restructuring costs, respectively. The restructuring was completed during 1997.

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

Description of Business

Landstar, a non asset based business services company, provides transportation solutions to shippers throughout the United States and, to a lesser extent, between the United States, Canada and Mexico. These business services, which emphasize safe transportation, information coordination and customer service, are delivered through a network of independent sales agents and independent contractors linked together by a series of technological applications.
Through this network, Landstar operates a $1.4 billion transportation services business throughout North America, providing truckload services, intermodal transportation services and expedited time definite air and ground transportation services.

Landstar provides transportation services to a variety of industries, including iron and steel, automotive products, paper, lumber and building products, aluminum, chemicals, foodstuffs, heavy machinery, ammunition and explosives, and military hardware. Landstar's transportation services include a full array of truckload transportation utilizing a wide range of specialized equipment including dry vans of various sizes, flatbeds, drop decks, light specialty trailers, temperature-controlled vans and containers, dedicated contract and logistics solutions, including freight optimization and less than truckload freight consolidations, and expedited land and air delivery of time-critical freight.

The Company has three reportable business segments. These are the carrier, multimodal and insurance segments. The following table provides financial information relating to the Company's reportable business segments as of and for the fiscal years ending 1999, 1998 and 1997 (dollars in thousands):

                                                            Fiscal Year
                                               ------------------------------------
                                                 1999           1998           1997
                                                -----          -----          -----
Revenue from unaffiliated customers:
     Carrier segment                        $1,111,912     $1,029,432      $ 997,639
     Multimodal segment                        250,395        229,994        202,732
     Insurance segment                          25,776         24,181         18,940

Inter-segment revenue:
     Carrier segment                        $   35,194     $   38,302      $  39,530
     Multimodal segment                            196            169            610
     Insurance segment                          21,790         20,716         15,452

Operating income:
     Carrier segment                        $   86,282     $   69,401      $  63,172
     Multimodal segment                          7,949          6,407          4,463
     Insurance segment                          27,141         19,479          7,863
     Other                                     (39,658)       (33,833)       (29,177)

Identifiable assets:
     Carrier segment                        $  251,922     $  210,200      $ 204,974
     Multimodal segment                         57,337         55,207         51,224
     Insurance segment                          28,180         24,179         22,101
     Discontinued segment                                                     68,791
     Other                                      28,002         24,079         10,089


In 2000, the Company made a decision to realign the operations of Landstar Gemini, formerly a wholly-owned subsidiary of Landstar Logistics, with the operations of the carrier segment. Accordingly, Landstar Gemini is now included as part of the carrier segment and is no longer included in the multimodal segment. All historical segment information included in this Annual Report on Form 10-k has been restated to reflect this change.

In addition to Landstar Gemini, the carrier segment consists of Landstar Ranger, Landstar Inway and Landstar Ligon. The carrier segment provides truckload transportation for a wide range of general commodities over irregular routes with its fleet of dry and specialty vans and unsided trailers, including flatbed, drop deck and specialty. It also provides short-to-long haul movement of containers by truck and dedicated power only truck capacity. The carrier segment markets its services primarily through independent commission
                                       6
sales agents and exclusively utilizes tractors provided by independent contractors. The nature of the carrier segment business is such that a significant portion of its operating costs varies directly with revenue. At December 25, 1999, the carrier segment operated a fleet of more than 8,400 tractors, provided by over 6,900 independent contractors, and 13,634 trailers, 6,338 of which are supplied by independent contractors. Approximately 73% of the trailers available to the carrier segment are provided by independent contractors or are leased by the Company at rental rates that vary with the revenue generated by the trailer. The carrier segment's trailer fleet is comprised of 8,976 dry vans, 3,646 flatbeds, 725 specialty and 287 refrigerated vans. The carrier segment has a network of more than 880 independent commission sales agents. Independent commission sales agents in the carrier segment receive a commission generally between 5% and 8% of the revenue they generate. The use of independent contractors enables the carrier segment to utilize a large fleet of revenue equipment while minimizing capital investment and fixed costs, thereby enhancing return on investment. Independent contractors who provide tractor power receive a percentage of the revenue generated for the freight hauled and a larger percentage for providing both a tractor and trailer.

The multimodal segment is comprised of Landstar Logistics and Landstar Express America. Transportation services provided by the multimodal segment include the arrangement of intermodal moves, contract logistics, truck brokerage and emergency and expedited air freight. The multimodal segment markets its services through independent commission sales agents and utilizes capacity provided by independent contractors, including railroads and air cargo carriers. Multimodal independent sales agents generally receive a percentage of the gross profit, revenue less the cost of the transportation, from each load they generate. Independent contractors who provide truck capacity to the multimodal segment are compensated based on a percentage of the revenue generated by the haul depending on the type and timing of the shipment. Railroads and air cargo carriers receive a fixed amount per load. The nature of the multimodal segment business is such that a significant portion of its operating costs also varies directly with revenue. At December 25, 1999, the multimodal segment operated a fleet of 370 trucks, provided by approximately 320 independent contractors. Multimodal segment independent contractors provide cargo vans and straight trucks that are utilized for emergency and expedited freight services. The multimodal segment has a network of more than 180 independent commission sales agents.

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

DIVERSITY OF SERVICES OFFERED. The Company offers its customers a wide range of transportation services through the carrier and multimodal groups, including a fleet of diverse trailing equipment and extensive geographic coverage. Examples of the specialized services offered include a large fleet of flatbed trailers, multi-axle trailers capable of hauling extremely heavy or oversized loads, drivers certified to handle ammunition and explosive shipments for the U.S. Department of Defense, emergency and expedited surface and air cargo services and intermodal capability with railroads and steamship lines, including short-to-medium haul movement of ocean-going containers between U.S. ports and inland cities.

The following table illustrates the diversity of this equipment as of December 25, 1999:

   Trailers:

       Vans                                                  8,837

       Specialty Vans                                          155

       Temperature-Controlled                                  287

       Flatbeds                                              2,242

       Drop Deck/Low Boys                                    1,407

       Other Specialized Flatbeds                              725
                                                            ------
                                       Total                13,653
                                                            ======

MARKETING NETWORK. Landstar's network of more than 1,000 independent commission sales agents results in regular contact with shippers at the local level and the capability to be highly responsive to shippers' changing needs. The agent network enables Landstar to be responsive both in providing specialized equipment to both large and small shippers and in providing capacity on short notice from the Company's large fleet to high volume shippers. Through its agent network, the Company believes it offers smaller shippers a level of service comparable to that typically reserved for larger customers. Examples of services that Landstar is able to make available through the agent network to smaller shippers include the ability to provide transportation services on short notice (often within hours from notification to time of pick-up), multiple pick-up and delivery points, electronic data interchange capability and access to specialized equipment. In addition, a number of the Company's agents specialize in certain types of freight and transportation services (such as oversized or heavy loads). An agent in the carrier segment is typically paid a percentage of the revenue generated through that agent, with volume-based incentives. An agent in the multimodal segment is typically paid a contractually agreed-upon percentage of the gross profit on revenue generated through that agent. During 1999, more than 360 agents generated revenue for Landstar of at least $1 million each, or approximately $1.2 billion of Landstar's total revenue. The majority of the agents who generate revenue of $1 million or more have chosen to represent Landstar exclusively. The typical Landstar agent maintains a relationship with a number of shippers and services these shippers by providing a base of operations for independent contractors, both single-unit and multi-unit contractors. Contracts with agents are typically terminable upon 30 days' notice. Historically, Landstar has experienced very limited agent turnover among its larger-volume agents.
Each operating subsidiary emphasizes programs to support the agents' operations and to establish pricing parameters. Each operating subsidiary contracts directly with customers and generally assumes the credit risk and liability for freight losses or damages.

The independent commission sales agents are responsible for locating freight and making that freight available to the Company's independent contractors and coordinating the transportation of the freight with independent contractors. The carrier segment's independent commission sales agents generally use the Company's Landstar Electronic Administrative Dispatch System (LEADS) software program which enables its independent commission sales agents to dispatch freight and process most administrative procedures and then communicate that information to Landstar and its independent contractors via the worldwide web. The multimodal segment's independent commission sales agents use other Landstar proprietary software to process customer shipments and communicate the necessary information to independent contractors and Landstar. The Company's web-based available freight and truck information system provides a listing of available trucks to the Company's independent commission sales agents.

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

The Company maintains an internet site through which independent contractors can view a complete listing of all the Company's available freight, allowing them to consider size, origin and destination when planning trips.

In 1999, Landstar's truck turnover ratio was 53%. A significant portion of this turnover was attributable to independent contractors who had been independent contractors with the Company for less than one year. Management believes that factors that tend to limit turnover include the Company's extensive agent network, the Company's programs to reduce the operating costs of its independent contractors and Landstar's reputation for quality, service and reliability. Management believes that a reduction in the amount of available freight may cause an increase in truck turnover.

The Landstar Contractors' Advantage Purchasing Program leverages Landstar's purchasing power to provide discounts to the independent contractors when they purchase equipment, fuel, tires and other items. In addition, LCFI provides a source of funds at competitive interest rates to the independent contractors to purchase tractors, trailers or mobile communication equipment.

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

Competition

Landstar competes primarily in the transportation services industry.
The transportation services industry is extremely competitive and fragmented. Landstar competes primarily with truckload carriers, intermodal transportation service providers, railroads, less-than-truckload carriers, third party broker carriers and other non-asset based transportation service providers.

Management believes that competition for the freight transported by the Company is based primarily on service and efficiency and, to a lesser degree, on freight rates alone. Management believes that Landstar's overall size and availability of a wide range of equipment, together with its geographically dispersed local independent agent network, present the Company with significant competitive advantages over many transportation service providers.
The Company also competes with motor carriers for the services of independent contractors and with motor carriers and other transportation services companies for the services of independent commission sales agents, contracts with whom are terminable upon short notice. The Company's overall size, coupled with its reputation for good relations with agents and independent contractors, have enabled the Company to attract a sufficient number of qualified agents and independent contractors.

Insurance and Claims

Potential liability associated with accidents in the trucking portion of the transportation services industry is severe and occurrences are unpredictable. Landstar retains liability up to $1,000,000 for each individual property, casualty and general liability claim, $500,000 for each workers' compensation claim and $250,000 for each cargo claim. The Company provides, on an actuarially determined basis, for the estimated cost of property, casualty and general liability claims reported and for claims incurred but not reported. Although Landstar has an active training and safety program, there can be no assurance that the frequency or severity of accidents or workers' compensation claims will not increase in the future, that there will not be unfavorable development of existing claims or that insurance premiums will not increase.
A material increase in the frequency or severity of accidents or workers' compensation claims or the unfavorable development of existing claims can be expected to adversely affect Landstar's operating results. Management believes that Landstar realizes significant savings in insurance premiums by retaining a larger amount of risk than might be prudent for a smaller company.

Potential Changes in Fuel Taxes

From time to time, various legislative proposals are introduced to increase federal, state, or local taxes, including taxes on motor fuels. The Company cannot predict whether, or in what form, any increase in such taxes applicable to the transportation services provided by the Company will be enacted and, if enacted, whether or not the Company will be able to reflect the increases in prices to customers. Competition from other transportation service companies including those that provide non-trucking modes of transportation and intermodal transportation would be likely to increase if state or federal taxes on fuel were to increase without a corresponding increase in taxes imposed upon other modes of transportation.

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

Although management is unaware of any proposals currently pending that would change the employee/independent contractor classification of independent contractors currently doing business with the Company, the costs associated with potential changes, if any, in the employee/independent contractor classification could adversely affect Landstar's results of operations if Landstar were unable to reflect them in its fee arrangements with the independent contractors and agents or in the prices charged to its customers.

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

Employees

As of December 25, 1999, the Company and its subsidiaries employed approximately 1,316 individuals. Approximately 120 Landstar Ranger drivers (out of a total of approximately 3,800) are members of the International Brotherhood of Teamsters. The Company considers relations with its employees to be good.

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

The federal court has now held that Rivas may not recover damages for alleged violations of the federal leasing regulations without first proceeding at the Federal Highway Administration. Further, Rivas has now agreed to dismiss his lawsuit and submit his claim to arbitration as provided under the motor vehicle lease agreement. It is anticipated that arbitration will occur during 2000. The Company continues to vigorously contest this action. It believes that the drivers in question are properly classified as independent contractors and it also has other meritorious defenses to the various claims.

The Company is routinely a party to litigation incidental to its business, primarily involving claims for personal injury and property damage incurred in the transportation of freight. The Company maintains insurance which covers liability amounts in excess of retained liabilities from personal injury and property damages claims.

Item 4. - Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 1999.

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

        Calendar Period                 1999 Market Price    1998 Market Price
        ---------------                 -----------------    -----------------
                                          High     Low          High      Low
          First Quarter                $ 46 7/8  $ 31 11/16  $ 32 1/2  $ 25 1/4
          Second Quarter                 44 1/2    32  1/4     35 5/32   30 3/4
          Third Quarter                  42        34  7/8     37 1/4    27
          Fourth Quarter                 47 5/8    32  3/4     45 5/8    21 1/16

The reported last sale price per share of the Common Stock as quoted through the NASDAQ National Market System on March 20, 2000 was $54.5625 per share. As of such date, Landstar had 9,071,333 shares of Common Stock outstanding. As of March 20, 2000, the Company had 86 stockholders of record of its Common Stock. However, the Company estimates that it has a significantly greater number of stockholders of record because a substantial number of the Company's shares are held by brokers or dealers for their customers in street name.

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

Item 6. - Selected Financial Data

The information required by this Item is set forth under the caption "Selected Consolidated Financial Data" in Exhibit 13 attached hereto, and is incorporated by reference in this Annual Report on Form 10-K. This information is also included on page 44 of the Company's 1999 Annual Report to Shareholders.

Item 7. - Management's Discussion and Analysis of Financial Condition and Results of Operations

The information required by this Item is set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Exhibit 13 attached hereto, and is incorporated by reference in this Annual Report on Form 10-K. This information is also included on pages 21 to 27 of the Company's 1999 Annual Report to Shareholders.

Item 7a. Quantitative and Qualitative Disclosures about Market Risk

The Company has a credit agreement with a syndicate of banks and The Chase Manhattan Bank, as the administrative agent, (the "Second Amended and Restated Credit Agreement") that provides $200,000,000 of borrowing capacity, consisting of $150,000,000 revolving credit and $50,000,000 revolving credit to finance acquisitions. Borrowings under the Second Amended and Restated Credit Agreement bear interest at rates equal to, at the option of Landstar, either (i) the greatest of (a) the prime rate as publicly announced from time to time by The Chase Manhattan Bank, (b) the three month CD rate adjusted for statutory reserves and FDIC assessment costs plus 1% and (c) the federal funds effective rate plus 1/2%, or, (ii) the rate at the time offered to The Chase Manhattan Bank in the Eurodollar market for amounts and periods comparable to the relevant loan plus a margin that is determined based on the level of the Company's Leverage Ratio, as defined in the Second Amended and Restated Credit Agreement. As of December 25, 1999, the weighted average interest rate on borrowings outstanding was 6.54%. During fiscal 1999, the average outstanding balance under the Second Amended and Restated Credit Agreement was $47,228,000. Based on the borrowing rates in the Second Amended and Restated Credit Agreement and the repayment terms, the fair value of the outstanding borrowings as of December 25, 1999 was estimated to approximate carrying value.

The Second Amended and Restated Credit Agreement expires on
October 10, 2002. The amounts outstanding on the Second Amended and Restated Credit Agreement are payable upon the expiration of the Second Amended and Restated Credit Agreement.

Item 8. - Financial Statements and Supplementary Data

The information required by this Item is set forth under the captions "Consolidated Balance Sheets," "Consolidated Statements of Income," "Consolidated Statements of Cash Flows," "Consolidated Statements of Changes in Shareholders' Equity," "Notes to Consolidated Financial Statements," "Independent Auditors' Report" and "Quarterly Financial Data" in Exhibit 13 attached hereto, and are incorporated by reference in this Annual Report on Form 10-K. This information is also included on pages 28 through 43 of the Company's 1999 Annual Report to Shareholders.

Item 9. - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                Part III

Item 10. - Directors and Executive Officers of the Registrant

The information required by this Item concerning the Directors (and nominees for Directors) and Executive Officers of the Company is set forth under the captions "Election of Directors," "Directors of the Company," "Information Regarding Board of Directors and Committees," and "Executive Officers of the Company" on pages 2 through 11, and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" on page 24 of the Company's definitive Proxy Statement for its annual meeting of shareholders filed with the Securities and Exchange Commission pursuant to Regulation 14A, and is incorporated herein by reference.

Item 11. - Executive Compensation

The information required by this Item is set forth under the captions "Compensation of Directors and Executive Officers," "Summary Compensation Table," "Fiscal Year-End Option Values," "Report of the Compensation
Committee on Executive Compensation," "Performance Comparison" and
"Key Executive Employment Protection Agreements" on pages 12 through 20 of the Company's definitive Proxy Statement for its annual meeting of shareholders filed with the Securities and Exchange Commission pursuant to Regulation 14A, and is incorporated herein by reference.

Item 12. - Security Ownership of Certain Beneficial Owners and Management

The information required by this Item is set forth under the caption "Security Ownership by Management and Others" on pages 21 through 23 of the Company's definitive Proxy Statement for its annual meeting of shareholders filed with the Securities and Exchange Commission pursuant to Regulation 14A, and is incorporated herein by reference.

Item 13. - Certain Relationships and Related Transactions

The information required by this Item is set forth under the caption "Indebtedness of Management" on page 16 of the Company's definitive Proxy Statement for its annual meeting of shareholders filed with the Securities and Exchange Commission pursuant to Regulation 14A, and is incorporated herein by reference.

                                    Part IV

Item 14. - Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)  (1)  Financial Statements

Financial statements of the Company and related notes thereto, together with the report thereon of KPMG LLP dated February 1, 2000, are in Exhibit 13 attached hereto, and are incorporated by reference in this Annual Report on Form 10-K. This information is also included on pages 28 through 42 of the Company's 1999 Annual Report to Shareholders.

(2)  Financial Statement Schedules

The report of the Company's independent public accountants with respect to the financial statement schedules listed below appears on page 42 of this Annual Report on Form 10-K.

Schedule Number              Description                                   Page
---------------              -----------                                   ----
      I             Condensed Financial Information of Registrant
                     Parent Company Only Balance Sheet Information          S-1
      I             Condensed Financial Information of Registrant
                     Parent Company Only Statement of Income Information    S-2
      I             Condensed Financial Information of Registrant
                     Parent Company Only Statement of Cash
                      Flows Information                                     S-3
      II            Valuation and Qualifying Accounts
                     For the Fiscal Year Ended December 25, 1999            S-4
      II            Valuation and Qualifying Accounts
                     For the Fiscal Year Ended December 26, 1998            S-5
      II            Valuation and Qualifying Accounts
                     For the Fiscal Year Ended December 27, 1997            S-6

All other financial statement schedules not listed above have been omitted because the required information is included in the consolidated financial statements or the notes thereto, or is not applicable or required.

(3)  Exhibits

       The response to this portion of Item 14 is submitted as a separate section of this report (see "Exhibit Index").

THE COMPANY WILL FURNISH, WITHOUT CHARGE, TO ANY SHAREHOLDER OF THE COMPANY WHO SO REQUESTS IN WRITING, A COPY OF ANY EXHIBITS, AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION. ANY SUCH REQUEST SHOULD BE DIRECTED TO LANDSTAR SYSTEM, INC., ATTENTION: INVESTOR RELATIONS, 13410 SUTTON PARK DRIVE SOUTH, JACKSONVILLE, FLORIDA 32224.

(b)  No reports on Form 8-K were filed during the last quarter of fiscal year
 1999.

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

                             LANDSTAR SYSTEM, INC.

                               By:  Henry H. Gerkens
                                    ----------------------------------------
                                    Henry H. Gerkens
                                    Executive Vice President & Chief Financial
                                     Officer

                               By:  Robert C. LaRose
                                    ----------------------------------------
                                    Robert C. LaRose
                                    Vice President Finance & Treasurer
Date:  March 22, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

 Signature                      Title                               Date
 ---------                      -----                               ----
Jeffrey C. Crowe      Chairman of the Board, President &       March 22, 2000
-------------------    Chief Executive Officer; Principal
Jeffrey C. Crowe        Executive Officer

Henry H. Gerkens      Executive Vice President &               March 22, 2000
-------------------    Chief Financial Officer; Principal
Henry H. Gerkens        Financial Officer

Robert C. LaRose      Vice President Finance & Treasurer;
-------------------    Principal Accounting Officer            March 22, 2000
Robert C. LaRose

        *             Senior Vice President and Director       March 22, 2000
-------------------
John B. Bowron

        *                 Director                             March 22, 2000
-------------------
David G. Bannister

        *                 Director                             March 22, 2000
-------------------
Ronald W. Drucker

        *                 Director                             March 22, 2000
-------------------
Merritt J. Mott

        *                 Director                             March 22, 2000
-------------------
William S. Elston

        *                 Director                             March 22, 2000
-------------------
Diana M. Murphy


        *                 Attorney In Fact
----------------------
By: Michael L. Harvey

                             EXHIBIT INDEX
Form 10-K for fiscal year ended 12/25/99

Exhibit No.     Description
-----------     -----------
(1) Plan of acquisition, reorganization, arrangement, liquidation or succession

2.1 Asset Purchase Agreement by and between Landstar Poole, Inc.
as the seller, and Landstar System, Inc., as the guarantor, and Schneider National, Inc., as the purchaser, dated as of July 15, 1998. (Incorporated by reference to Exhibit 2.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 27, 1998 (Commission File No. 0-21238))

  (3)           Articles of Incorporation and Bylaws:

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

Form 10-K for fiscal year ended 12/25/99

Exhibit No.     Description
-----------     -----------
      4.6 First Amendment, dated October 30, 1998, to the Second Amended and Restated Credit Agreement, dated October 10, 1997, among LSHI, Landstar, the lenders named therein and The Chase Manhattan Bank as administrative agent

      4.7 Second Amendment, dated September 8, 1999, to the Second Amended and Restated Credit Agreement, dated as of October 10, 1997


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

Form 10-K for fiscal year ended 12/25/99

Exhibit No.     Description
-----------     -----------

      10.10+    Amendment to the Landstar System, Inc. 1993 Stock Option
Plan (Incorporated by reference to Exhibit 10.10 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 27, 1997 (Commission File No. 0-21238))

      10.11+ Form of Promissory Note between the Company and certain directors, executive officers and management of the Company.

  (11)          Statement re: Computation of Per Share Earnings:

      11.1* Landstar System, Inc. and Subsidiary Calculation of Earnings Per Common Share

      11.2* Landstar System, Inc. and Subsidiary Calculation of Diluted Earnings Per Share

  (13)          Annual Report to Shareholders, Form 10-Q or Quarterly Report to
                Shareholders:

      13.1*     Excerpts from the 1999 Annual Report to Shareholders

  (21)          Subsidiaries of the Registrant:

      21.1*     List of Subsidiary Corporations of the Registrant

  (23)          Consents of Experts and Counsel:

      23.1*     Consent of KPMG LLP as Independent Auditors of the Registrant

  (24)          Power of Attorney

      24.1*     Powers of Attorney

  (27)          Financial Data Schedules

      27.1*     1999 Financial Data Schedule


___________________
+management contract or compensatory plan or arrangement
*Filed herewith.

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
Landstar System, Inc.:

Under date of February 1, 2000, we reported on the consolidated balance sheets of Landstar System, Inc. and subsidiary as of December 25, 1999 and December 26, 1998, and the related consolidated statements of income, changes in shareholders' equity and cash flows for the fiscal years ended December 25, 1999, December 26, 1998 and December 27, 1997, as contained in the 1999 annual report to shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1999. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedules as listed in Item 14 (a)(2). These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


KPMG LLP


Stamford, Connecticut
February 1, 2000

                             LANDSTAR SYSTEM, INC. AND SUBSIDIARY
               SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                     PARENT COMPANY ONLY BALANCE SHEET INFORMATION
                    (Dollars in thousands, except per share amounts)

                                                 Dec. 25,          Dec. 26,
                                                   1999              1998
                                                 --------          --------
Assets
------

Investment in Landstar System Holdings, Inc.,
  net of advances                                $106,884          $111,848
                                                 --------          --------
Total assets                                     $106,884          $111,848
                                                 ========          ========

Liabilities and Shareholders' Equity
-----------------------------------


Shareholders' equity:
  Common stock, $.01 par value, authorized
    20,000,000 shares, issued 13,063,974
     and 13,041,574 shares                       $    131               130
  Additional paid-in capital                       65,833            65,198
  Retained earnings                               170,174           124,237
  Cost of 3,909,041 and 2,618,041 shares of
    common stock in treasury                     (127,560)          (76,176)
  Notes receivable arising from exercise of
     stock options                                 (1,694)           (1,541)
                                                 --------          --------
    Total shareholders' equity                    106,884           111,848
                                                 --------          --------
Total liabilities and shareholders' equity       $106,884          $111,848
                                                 ========          ========

                                    S-1

                          LANDSTAR SYSTEM, INC. AND SUBSIDIARY
               SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                  PARENT COMPANY ONLY STATEMENT OF INCOME INFORMATION
                    (Dollars in thousands, except per share amounts)

                                                    FISCAL YEARS ENDED
                                    ----------------------------------------------
                                      Dec. 25,          Dec. 26,          Dec. 27,
                                        1999              1998             1997
                                    ----------        ----------        ----------
Rental income                                         $                 $       648

Amortization expense                                                           (626)

Interest expense                                                                (22)

Equity in undistributed earnings
 of Landstar System Holdings, Inc. $    46,018            11,897             24,736

Income taxes                                81                 5                 46
                                    ----------        ----------        -----------
Net income                          $   45,937        $   11,892        $    24,690
                                    ==========        ==========        ===========

Earnings per common share           $     4.60        $     1.08        $      1.97
                                    ==========        ==========        ===========
Diluted earnings per share          $     4.55        $     1.07        $      1.96
                                    ==========        ==========        ===========
Average number of shares
   outstanding:
 Earnings per common share           9,982,000        11,022,000         12,541,000
                                    ==========        ==========        ===========

 Diluted earnings per share         10,102,000        11,123,000         12,580,000
                                    ==========        ==========         ==========

                                    S-2

                          LANDSTAR SYSTEM, INC. AND SUBSIDIARY
               SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                  PARENT COMPANY ONLY STATEMENT OF CASH FLOWS INFORMATION
                                 (Dollars in thousands)

                                                       FISCAL YEARS ENDED
                                       -----------------------------------------------
                                         Dec. 25,          Dec. 26,           Dec. 27,
                                          1999              1998               1997
                                       ----------        ----------        -----------
Operating Activities
--------------------
Net income                             $   45,937        $   11,892        $    24,690
Adjustments to reconcile net income
 to net cash provided (used) by
  operating activities:
   Amortization of operating property                                              626
   Equity in undistributed earnings of
    Landstar System Holdings, Inc.        (46,018)          (11,897)           (24,736)
                                       ----------        ----------        -----------

Net Cash Provided (Used) By Operating
 Activities                                   (81)               (5)               580
                                       ----------        ----------        -----------
Investing Activities
--------------------
Additional investments in and advances
 from Landstar System Holdings,
 Inc., net                                 50,982            51,745             20,384
                                       ----------        ----------        -----------

Net Cash Provided By Investing
 Activities                                50,982            51,745             20,384
                                       ----------        ----------        -----------

Financing Activities
--------------------
Principal payments on borrowings under
 capital lease obligations                                                        (413)
Proceeds from sales of common stock           483             1,489                429
Purchases of common stock                 (51,384)          (53,229)           (20,980)
                                       ----------        ----------         ----------
Net Cash Used By Financing
 Activities                               (50,901)          (51,740)           (20,964)
                                       ----------        ----------         ----------

Change in cash                                  0                 0                  0
Cash at beginning of period                     0                 0                  0
                                       ----------        ----------         ----------
Cash at end of period                  $        0        $        0         $        0
                                       ==========        ==========         ==========

                                    S-3

                         LANDSTAR SYSTEM, INC. AND SUBSIDIARY
                    SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                      FOR THE FISCAL YEAR ENDED DECEMBER 25, 1999
                                 (Dollars in thousands)

COL. A                   COL. B          COL. C                COL. D       COL. E
------                   ------          ------                ------       ------
                        Balance         Additions
                          at      --------------------------
                       Beginning  Charged to  Charged to                   Balance
                          of      Costs and   Other Accounts   Deductions  at End
Description             Period    Expenses    Describe         Describe(A) of Period
-----------            ---------  ----------  --------------   ----------  ---------
Allowance for doubtful
 accounts:
  Deducted from trade
   receivables           $ 6,428   $      94    $       -     $ (2,520)     $ 4,002
  Deducted from other
   receivables             4,007       1,226            -         (200)       5,033
  Deducted from other
   non-current
    receivables              303       1,323            -            -        1,626
                         -------   ---------    ---------     --------      -------
                         $10,738   $   2,643    $       -     $ (2,720)     $10,661
                         =======   =========    =========     ========      =======


(A) Write-offs, net of recoveries.

                                    S-4


















                                       27

                         LANDSTAR SYSTEM, INC. AND SUBSIDIARY
                    SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                      FOR THE FISCAL YEAR ENDED DECEMBER 26, 1998
                                 (Dollars in thousands)

COL. A                     COL. B          COL. C                COL. D       COL. E
------                     ------          ------                ------       ------
                          Balance         Additions
                            at      --------------------------
                         Beginning  Charged to  Charged to                   Balance
                            of      Costs and   Other Accounts   Deductions  at End
Description               Period    Expenses(A) Describe         Describe(B) of Period
-----------              ---------  ----------  --------------   ----------  ---------
Allowance for doubtful
 accounts:
  Deducted from trade
   receivables           $ 5,957   $   3,238    $       -     $ (2,767)     $ 6,428
  Deducted from other
   receivables             4,009         818            -         (820)       4,007
  Deducted from other non-
   current receivables        58         245            -            -          303
                         -------   ---------    ---------     --------      -------
                         $10,024   $   4,301    $       -     $ (3,587)     $10,738
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

(B) Write-offs, net of recoveries.
                                    S-6