Form 10-Q
period 2000-03-25
LANDSTAR SYSTEM INC
filed 2000-04-26
CIK 853816

                              UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C.  20549

                                FORM 10-Q

(Mark One)
[  X  ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934

For the quarterly period ended March 25, 2000

                              or

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

              13410 Sutton Park Drive South, Jacksonville, Florida
                 (Address of principal executive offices)

                                     32224
                                   (Zip Code)

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

                                             Yes  (  X  )      No  (    )

The number of shares of the registrant's Common Stock, par value $.01 per share, outstanding as of the close of business on April 21, 2000 was 8,988,833.

                                    PART I

                            FINANCIAL INFORMATION

                                    Index


                                    Item 1

Consolidated Balance Sheets as of March 25, 2000
  and December 25, 1999 ...............................................  Page 3

Consolidated Statements of Income for the Thirteen Weeks
  Ended March 25, 2000 and March 27, 1999 .............................  Page 4

Consolidated Statements of Cash Flows for the Thirteen Weeks
  Ended March 25, 2000 and March 27, 1999 .............................  Page 5

Consolidated Statement of Changes in Shareholders'
  Equity for the Thirteen Weeks Ended March 25, 2000 ..................  Page 6

Notes to Consolidated Financial Statements.............................  Page 7

                                    Item 2

Management's Discussion and Analysis of
  Financial Condition and Results of Operations........................  Page 9

                                    Item 3

Quantitative and Qualitative Disclosures About Market Risk.............  Page 14


Item 1.  Financial Statements

     The interim consolidated financial statements contained herein reflect all adjustments (all of a normal, recurring nature) which, in the opinion of management, are necessary for a fair statement of the financial condition, results of operations, cash flows and changes in shareholders' equity for the periods presented. They have been prepared in accordance with Rule 10-01 of Regulation S-X and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the thirteen weeks ended March 25, 2000 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 30, 2000.

     These interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's 1999 Annual Report on Form 10-K.

                         LANDSTAR SYSTEM, INC. AND SUBSIDIARY
                              CONSOLIDATED BALANCE SHEETS
                   (Dollars in thousands, except per share amounts)
                                     (Unaudited)

                                                                    March 25,    December 25,
                                                                         2000            1999
                                                                   ----------    ------------
ASSETS
Current assets:
   Cash                                                            $   47,237     $    23,721
   Short-term investments                                                 500           1,000
   Trade accounts receivable, less allowance of $3,327
      and $4,002                                                      179,371         207,024
   Other receivables, including advances to independent
      contractors, less allowance of $4,548 and $5,033                 19,250          14,318
   Prepaid expenses and other current assets                            4,888           6,190
                                                                   ----------     -----------
          Total current assets                                        251,246         252,253
                                                                   ----------     -----------
Operating property, less accumulated depreciation
   and amortization of $36,531 and $34,283                             63,210          63,797
Goodwill, less accumulated amortization of $8,081 and $7,777           33,429          33,733
Deferred income taxes and other assets                                 19,077          15,658
                                                                   ----------     -----------
Total assets                                                       $  366,962     $   365,441
                                                                   ==========     ===========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Cash overdraft                                                  $   10,885     $    19,471
   Accounts payable                                                    61,184          67,322
   Current maturities of long-term debt                                 4,413           6,769
   Insurance claims                                                    27,441          27,207
   Accrued compensation                                                 3,497          12,113
   Other current liabilities                                           39,305          37,782
                                                                   ----------     -----------
          Total current liabilities                                   146,725         170,664
                                                                   ----------     -----------
Long-term debt, excluding current maturities                           87,594          60,529
Insurance claims                                                       27,437          27,364
Shareholders' equity:
   Common stock, $.01 par value, authorized 20,000,000
      shares, issued 13,134,874 and 13,063,974 shares                     131             131
   Additional paid-in capital                                          68,085          65,833
   Retained earnings                                                  178,513         170,174
   Cost of 4,083,541 and 3,909,041 shares of common stock in
      treasury                                                       (138,100)       (127,560)
   Notes receivable arising from exercise of stock options             (3,423)         (1,694)
                                                                   ----------     -----------
          Total shareholders' equity                                  105,206         106,884
                                                                   ----------     -----------
Total liabilities and shareholders' equity                         $  366,962     $   365,441
                                                                   ==========     ===========
See accompanying notes to consolidated financial statements.
                                       3

                          LANDSTAR SYSTEM, INC. AND SUBSIDIARY
                           CONSOLIDATED STATEMENTS OF INCOME
                    (Dollars in thousands, except per share amounts)
                                     (Unaudited)

                                                    Thirteen Weeks Ended
                                                  -----------------------
                                                   March 25,    March 27,
                                                        2000         1999
                                                  ----------   ----------
Revenue                                           $  327,006   $  311,435
Investment income                                        930          544

Costs and expenses:
    Purchased transportation                         240,990      229,430
    Commissions to agents                             25,904       24,271
    Other operating costs                              7,447        6,669
    Insurance and claims                               9,104       10,145
    Selling, general and administrative               25,948       25,518
    Depreciation and amortization                      3,054        2,643
                                                  ----------   ----------
         Total costs and expenses                    312,447      298,676
                                                  ----------   ----------
Operating income                                      15,489       13,303
Interest and debt expense                              1,705          739
                                                  ----------   ----------
Income before income taxes                            13,784       12,564
Income taxes                                           5,445        5,089
                                                  ----------   ----------
Net income                                        $    8,339   $    7,475
                                                  ==========   ==========

Earnings per common share                         $     0.91   $     0.72
                                                  ==========   ==========

Diluted earnings per share                        $     0.89   $     0.71
                                                  ==========   ==========
Average number of shares outstanding:
     Earnings per common share                     9,169,000   10,368,000
                                                  ==========   ==========
     Diluted earnings per share                    9,371,000   10,491,000
                                                  ==========   ==========
See accompanying notes to consolidated financial statements.
                                       4

                                  LANDSTAR SYSTEM, INC. AND SUBSIDIARY
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (Dollars in thousands)
                                              (Unaudited)

                                                                                    Thirteen Weeks Ended
                                                                                ---------------------------
                                                                                  March 25,       March 27,
                                                                                       2000            1999
                                                                                -----------     -----------
OPERATING ACTIVITIES
  Net income                                                                    $     8,339     $     7,475
  Adjustments to reconcile net income to net cash provided
       by operating activities:
     Depreciation and amortization of operating property                              2,750           2,339
     Amortization of goodwill                                                           304             304
     Non-cash interest charges                                                           81              81
     Provisions for losses on trade and other accounts receivable                       270             934
     Gains on sales of operating property                                               (46)            (61)
     Deferred income taxes, net                                                         263             106
     Changes in operating assets and liabilities:
            Decrease in trade and other accounts receivable                          22,451           4,007
            Decrease (increase) in prepaid expenses and other assets                 (2,461)          1,497
            Increase (decrease) in accounts payable                                  (6,138)          5,349
            Decrease in other liabilities                                            (5,631)         (5,106)
            Increase in insurance claims                                                307           1,415
                                                                                -----------     -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                            20,489          18,340
                                                                                -----------     -----------
INVESTING ACTIVITIES
  Maturity of short-term investment                                                     500
  Purchases of operating property                                                    (2,304)           (822)
  Proceeds from sales of operating property                                             187             336
                                                                                -----------     -----------
NET CASH USED BY INVESTING ACTIVITIES                                                (1,617)           (486)
                                                                                -----------     -----------
FINANCING ACTIVITIES
  Decrease in cash overdraft                                                         (8,586)         (1,292)
  Borrowings on revolving credit facility                                            26,500
  Proceeds from exercise of stock options and related income tax benefit                 79               8
  Purchases of common stock                                                         (11,558)         (8,072)
  Principal payments on capital lease obligations                                    (1,791)         (1,470)
                                                                                -----------     -----------
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                                      4,644         (10,826)
                                                                                -----------     -----------
Increase in cash                                                                     23,516           7,028
Cash at beginning of period                                                          23,721          26,681
                                                                                -----------     -----------
Cash at end of period                                                           $    47,237     $    33,709
                                                                                ===========     ===========
See accompanying notes to consolidated financial statements.
                                       5

                                  LANDSTAR SYSTEM, INC. AND SUBSIDIARY
                                   CONSOLIDATED STATEMENT OF CHANGES
                                       IN SHAREHOLDERS' EQUITY
                                 Thirteen Weeks Ended March 25, 2000
                                         (Dollars in thousands)
                                               (Unaudited)

                                                                                                Notes
                                                                     Treasury Stock        Receivable
                                Common Stock   Additional               at Cost          Arising from
                            ------------------  Paid-In  Retained  -------------------    Exercise of
                              Shares   Amount   Capital  Earnings    Shares    Amount   Stock Options      Total
                            ---------- ------- --------- --------- --------- ---------  -------------   ---------

Balance December 25, 1999   13,063,974 $   131 $  65,833 $ 170,174 3,909,041 $(127,560)  $     (1,694)  $ 106,884

Net income                                                   8,339                                          8,339

Purchases of common stock                                            205,700   (11,558)                   (11,558)

Exercise of stock options
  and related income tax
   benefit                      70,900             1,808                                       (1,729)         79

Incentive compensation paid
  in common stock                                    444             (31,200)    1,018                      1,462
                            ---------- ------- --------- --------- --------- ---------  -------------   ---------

Balance March 25, 2000      13,134,874 $   131 $  68,085 $ 178,513 4,083,541 $(138,100) $      (3,423)  $ 105,206
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

(1)   Income Taxes

      The provisions for income taxes for the 2000 and 1999 thirteen-week periods were based on estimated full year combined effective income tax rates of approximately 39.5% and 40.5%, respectively, which is higher than the statutory federal income tax rate primarily as a result of state income taxes, amortization of certain goodwill and the meals and entertainment exclusion.

(2)   Earnings Per Share

      Earnings per common share amounts are based on the weighted average number of common shares outstanding and diluted earnings per share amounts are based on the weighted average number of common shares outstanding plus the incremental shares that would have been outstanding upon the assumed exercise of all dilutive stock options.

(3)   Additional Cash Flow Information

      During the 2000 period, Landstar paid income taxes and interest of $1,549,000 and $1,789,000, respectively. During the 1999 period, Landstar paid income taxes and interest of $4,031,000 and $777,000, respectively.

(4)   Segment Information

      The following tables summarize information about Landstar's reportable business segments for the thirteen weeks ended
      March 25, 2000 and March 27, 1999 (in thousands):

      Thirteen Weeks Ended March 25, 2000
      ------------------------------------------

                                   Carrier    Multimodal   Insurance    Other      Total
                                   -------    ----------   ---------    -----      -----
      External revenue          $  255,805   $   65,198   $  6,003               $  327,006
      Investment income                                        930                      930
      Internal revenue               9,080           48      5,203                   14,331
      Operating income              18,712        1,782      4,799    $ (9,804)      15,489


      Thirteen Weeks Ended March 27, 1999
      ------------------------------------------

                                   Carrier    Multimodal   Insurance    Other      Total
                                   -------    ----------   ---------    -----      -----
      External revenue          $  251,631    $  53,572   $  6,232                $ 311,435
      Investment income                                        544                      544
      Internal revenue               6,347           34      5,206                   11,587
      Operating income              16,826        1,388      4,178    $ (9,089)      13,303

(5)   Commitments and Contingencies

      At March 25, 2000, Landstar had commitments for letters of credit outstanding in the amount of $22,229,000, primarily as collateral for insurance claims. The commitments for letters of credit outstanding included $12,480,000 under the Second Amended and Restated Credit Agreement and $9,749,000 secured by assets deposited with a financial institution.

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

(6) Subsequent Events

      On March 28, 2000, the Company announced a plan to relocate Landstar Ligon, Inc.'s headquarters from Madisonville, Kentucky to Jacksonville, Florida during the second quarter of 2000. Management anticipates incurring a one-time pre-tax charge of approximately $3,000,000 for severance pay, relocation expenses and other costs in connection with this relocation.
                                       8

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the attached interim consolidated financial statements and notes thereto, and with the Company's audited financial statements and notes thereto for the fiscal year ended December 25, 1999 and Management's Discussion and Analysis of Financial Condition and Results of Operations included in the 1999 Annual Report to Shareholders.

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

The carrier segment consists of Landstar Ranger, Inc., Landstar Inway, Inc., Landstar Ligon, Inc. ("Landstar Ligon") and Landstar Gemini, Inc. The carrier segment provides truckload transportation for a wide range of general commodities over irregular routes with its fleet of dry and specialty vans and unsided trailers, including flatbed, drop deck and specialty. It also provides short-to-long haul movement of containers by truck and dedicated power-only truck capacity. The carrier segment markets its services primarily through independent commission sales agents and utilizes tractors provided by independent contractors. The nature of the carrier segment's business is such that a significant portion of its operating costs varies directly with revenue.

The multimodal segment is comprised of Landstar Logistics, Inc. and Landstar Express America, Inc. Transportation services provided by the multimodal segment include the arrangement of intermodal moves, contract logistics, truck brokerage and emergency and expedited ground and air freight. The multimodal segment markets its services through independent commission sales agents and utilizes capacity provided by independent contractors, including railroads and air cargo carriers. The nature of the multimodal segment's business is such that a significant portion of its operating costs also varies directly with revenue.

The insurance segment is comprised of Signature Insurance Company ("Signature"), a wholly-owned offshore insurance subsidiary and Risk Management Claim Services, Inc. The insurance segment provides risk and claims management services to Landstar's operating companies. In addition, it reinsures certain property, casualty and occupational accident risks of certain independent contractors who have contracted to haul freight for Landstar and provides certain property and casualty insurance directly to Landstar's operating subsidiaries.

Purchased transportation represents the amount an independent contractor is paid to haul freight and is primarily based on a contractually agreed-upon percentage of revenue generated by the haul for truck capacity provided by independent contractors. Purchased transportation for the intermodal services operations and the air freight operations of the multimodal segment is based on a contractually agreed-upon fixed rate. Purchased transportation as a percentage of revenue for the intermodal services operations is normally higher than that of Landstar's other transportation operations. Purchased transportation is the largest component of costs and expenses and, on a consolidated basis, increases or decreases with revenue. Commissions to agents are primarily based on contractually agreed-upon percentages of revenue at the carrier segment and of gross profit at the multimodal segment. Commissions to agents as a percentage of consolidated revenue will vary directly with the percentage of consolidated revenue generated through independent commission sales agents. Both purchased transportation and commissions to agents generally will also increase or decrease as a percentage of the Company's consolidated revenue if there is a change in the percentage of revenue contributed by Signature or by the intermodal services operations or the air freight operations of the multimodal segment.

Trailer rent and maintenance costs are the largest components of other operating costs.

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

The following table sets forth the percentage relationships of income and expense items to revenue for the periods indicated:

                                                     Thirteen Weeks Ended
                                                   ------------------------
                                                    March 25,     March 27,
                                                         2000          1999
                                                   ----------    ----------
Revenue                                                100.0%        100.0%
Investment income                                        0.3           0.2

Costs and expenses:
    Purchased transportation                            73.7          73.7
    Commissions to agents                                7.9           7.8
    Other operating costs                                2.3           2.1
    Insurance and claims                                 2.8           3.3
    Selling, general and administrative                  8.0           8.2
    Depreciation and amortization                        0.9           0.8
                                                      -------        ------
            Total costs and expenses                    95.6          95.9
                                                      -------        ------
Operating income                                         4.7           4.3
Interest and debt expense                                0.5           0.3
                                                      -------        ------
Income before income taxes                               4.2           4.0
Income taxes                                             1.7           1.6
                                                      -------        ------
Net income                                               2.5%          2.4%
                                                      =======        ======

THIRTEEN WEEKS ENDED MARCH 25, 2000 COMPARED TO THIRTEEN WEEKS
ENDED MARCH 27, 1999

Revenue for the 2000 thirteen-week period was $327,006,000, an increase of $15,571,000, or 5.0%, over the 1999 thirteen-week period. The increase was attributable to increased revenue of $4,174,000 and $11,626,000 at the carrier and multimodal segments, respectively, partially offset by a decrease in revenue at the insurance segment of $229,000. Overall, revenue per revenue mile increased approximately 2%, which reflected improved freight quality, while revenue miles were approximately 3% higher than 1999. The insurance segment generated investment income of $930,000 and $544,000 during the 2000 and 1999 periods, respectively.

Purchased transportation was 73.7% of revenue in 2000 and 1999. Commissions to agents were 7.9% of revenue in 2000 and 7.8% in 1999. The increase in commissions to agents as a percentage of revenue was due to an increase in the percentage of revenue contributed by the multimodal segment which tends to have higher commission rates. Other operating costs were 2.3% of revenue in 2000 compared with 2.1% in 1999. The increase in other operating costs as a percentage of revenue was primarily due to higher net trailer costs.
Insurance and claims were 2.8% of revenue in 2000 compared with 3.3 % in 1999. The decrease in insurance and claims as a percentage of revenue was primarily attributable to favorable development of prior year claims in 2000. Selling, general and administrative costs were 8.0% of revenue in 2000 compared with 8.2% of revenue in 1999. This decrease was primarily due to a decrease in the provision for customer bad debts, partially offset by increased management information services costs, increased building operating costs related to the new Jacksonville, Florida headquarters and increased wages and benefits.

Interest and debt expense was 0.5% and 0.3% of revenue in 2000 and 1999, respectively. This increase was primarily attributable to the effect of higher average borrowings on the senior credit facility, which were used to finance a portion of the Company's stock repurchase program.

The provisions for income taxes for the 2000 and 1999 thirteen-week periods were based on estimated full year combined effective income tax rates of approximately 39.5% and 40.5%, respectively, which is higher than the statutory federal income tax rate primarily as a result of state income taxes, amortization of certain goodwill and the meals and entertainment exclusion.

Net income was $8,339,000, or $0.91 per common share ($0.89 per diluted share), in the 2000 period compared with $7,475,000, or $0.72 per common share ($0.71 per diluted share), in the 1999 period.

On March 28, 2000, the Company announced a plan to relocate Landstar Ligon's headquarters from Madisonville, Kentucky to Jacksonville, Florida during the second quarter of 2000. Management anticipates incurring a one-time pre-tax charge of approximately $3,000,000 for severance pay, relocation expenses and other costs in connection with this relocation.

CAPITAL RESOURCES AND LIQUIDITY

Shareholders' equity decreased to $105,206,000 at March 25, 2000 compared with $106,884,000 at December 25, 1999, primarily as a result of the repurchase of 205,700 shares of the Company's common stock at an aggregate cost of $11,558,000, partially offset by net income for the period. Shareholders' equity was 53% and 61% of total capitalization at March 25, 2000 and December 25, 1999, respectively.

Working capital and the ratio of current assets to current liabilities were $104,521,000 and 1.71 to 1, respectively, at March 25, 2000, compared with $81,589,000 and 1.48 to 1, respectively, at December 25, 1999. Landstar has historically operated with current ratios approximating 1.5 to 1. Cash provided by operating activities was $20,489,000 in the 2000 period compared with $18,340,000 in the 1999 period. The increase in cash flow provided by operating activities was primarily attributable to increased earnings and the timing of the collection of accounts receivable. During the 2000 period, Landstar purchased $2,304,000 of operating property. Management anticipates acquiring approximately $24,000,000 of operating property during the remainder of fiscal year 2000 either by purchase or lease financing.

Management believes that cash flow from operations combined with the Company's borrowing capacity under its revolving credit agreement will be adequate to meet Landstar's debt service requirements, fund continued growth, both internal and through acquisitions, complete its announced stock repurchase program and meet working capital needs.

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Investments and Hedging Activities." This Statement, effective for fiscal years beginning after June 15, 2000, establishes standards for reporting and display of derivative investments and for hedging activities. Management believes that upon adoption of this Statement, Landstar's financial statements will not be affected, considering the nature of the transactions the Company routinely enters into.

INFLATION

Management does not believe inflation has had a material impact on the results of operations or financial condition of Landstar in the past five years. However, inflation higher than that experienced in the past five years might have an adverse effect on the Company's results of operations.

FORWARD-LOOKING STATEMENTS

The Company has included various statements in Management's Discussion and Analysis of Financial Condition and Results of Operations, which may be considered as forward-looking statements of expected future results of operations or events. Such statements, based upon management's interpretation of currently available information, are subject to risks and uncertainties that could cause future financial results or events to differ materially from those which are presented. Such risks and factors which are outside of the Company's control include general economic conditions, competition in the transportation industry, governmental regulation, the Company's ability to recruit and retain qualified independent contractors, fuel prices and adverse weather conditions.


SEASONALITY

Landstar's operations are subject to seasonal trends common to the trucking industry. Results of operations for the quarter ending in March is typically lower than the quarters ending June, September and December due to reduced shipments and higher operating costs in the winter months.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company maintains a credit agreement with a syndicate of banks and The Chase Manhattan Bank, as the administrative agent, (the "Second Amended and Restated Credit Agreement") that provides $200,000,000 of borrowing capacity, consisting of $150,000,000 revolving credit and $50,000,000 revolving credit to finance acquisitions. Borrowings under the Second Amended and Restated Credit Agreement bear interest at rates equal to, at the option of Landstar, either (i) the greatest of (a) the prime rate as publicly announced from time to time by The Chase Manhattan Bank, (b) the three month CD rate adjusted for statutory reserves and FDIC assessment costs plus 1% and (c) the federal funds effective rate plus 1/2%, or, (ii) the rate at the time offered to The Chase Manhattan Bank in the Eurodollar market for amounts and periods comparable to the relevant loan plus a margin that is determined based on the level of the Company's Leverage Ratio, as defined in the Second Amended and Restated Credit Agreement. There have been no significant changes that would affect the information provided in Item 7a of the 1999 Annual Report on Form 10-K regarding quantitative and qualitative disclosures about market risk.

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

(b)      Form 8-K

         None.

                              EXHIBIT INDEX

Registrant's Commission File No.: 0-21238

Exhibit No.       Description
------------      -----------

   (11)           Statement re: Computation of Per Share Earnings:

         11.1 * Landstar System, Inc. and Subsidiary Calculation of Earnings Per Common Share for the Thirteen Weeks Ended
                  March 25, 2000 and March 27, 1999

11.2  *   Landstar System, Inc. and Subsidiary Calculation of Diluted
                  Earnings Per Share for the Thirteen Weeks
                  Ended March 25, 2000 and March 27, 1999

   (27)           Financial Data Schedules:

         27.1 *   2000 Financial Data Schedule
__________________
* Filed herewith

                                     SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          LANDSTAR SYSTEM, INC.



Date:     April 26, 2000                  Henry H. Gerkens
                                          ----------------------------
                                          Henry H. Gerkens
                                          Executive Vice President and
                                          Chief Financial Officer;
                                          Principal Financial Officer



Date:     April 26, 2000                  Robert C. LaRose
                                          ----------------------------
                                          Robert C. LaRose
                                          Vice President Finance and Treasurer;
                                          Principal Accounting Officer