Form 10-Q
period 2000-06-24
LANDSTAR SYSTEM INC
filed 2000-07-26
CIK 853816

                              UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C.  20549

                                FORM 10-Q

(Mark One)
[  X  ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934

For the quarterly period ended June 24, 2000

                              or

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

                                             Yes  (  X  )      No  (    )

The number of shares of the registrant's Common Stock, par value $.01 per share, outstanding as of the close of business on July 21, 2000 was 8,750,833.

                                    PART I

                            FINANCIAL INFORMATION

                                    Index


                                    Item 1

Consolidated Balance Sheets as of June 24, 2000
  and December 25, 1999 ...............................................  Page 3

Consolidated Statements of Income for the Twenty Six and Thirteen Weeks
  Ended June 24, 2000 and June 26, 1999 .............................    Page 4

Consolidated Statements of Cash Flows for the Twenty Six Weeks
  Ended June 24, 2000 and June 26, 1999 .............................    Page 5

Consolidated Statement of Changes in Shareholders'
  Equity for the Twenty Six Weeks Ended June 24, 2000 .................. Page 6

Notes to Consolidated Financial Statements.............................  Page 7

                                    Item 2

Management's Discussion and Analysis of
  Financial Condition and Results of Operations........................  Page 9

                                    Item 3

Quantitative and Qualitative Disclosures About Market Risk.............  Page 15


Item 1.  Financial Statements

     The interim consolidated financial statements contained herein reflect all adjustments (all of a normal, recurring nature) which, in the opinion of management, are necessary for a fair statement of the financial condition, results of operations, cash flows and changes in shareholders' equity for the periods presented. They have been prepared in accordance with Rule 10-01 of Regulation S-X and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the twenty six weeks ended June 24, 2000 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 30, 2000.

     These interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's 1999 Annual Report on Form 10-K.

                         LANDSTAR SYSTEM, INC. AND SUBSIDIARY
                              CONSOLIDATED BALANCE SHEETS
                   (Dollars in thousands, except per share amounts)
                                     (Unaudited)

                                                                      June 24,    December 25,
                                                                         2000            1999
                                                                   ----------    ------------
ASSETS
Current assets:
   Cash                                                            $   31,907     $    23,721
   Short-term investments                                               1,060           1,000
   Trade accounts receivable, less allowance of $3,263
      and $4,002                                                      192,011         207,024
   Other receivables, including advances to independent
      contractors, less allowance of $4,783 and $5,033                 16,688          14,318
   Prepaid expenses and other current assets                            9,868           6,190
                                                                   ----------     -----------
          Total current assets                                        251,534         252,253
                                                                   ----------     -----------
Operating property, less accumulated depreciation
   and amortization of $35,252 and $34,283                             72,400          63,797
Goodwill, less accumulated amortization of $8,386 and $7,777           33,124          33,733
Deferred income taxes and other assets                                 15,819          15,658
                                                                   ----------     -----------
Total assets                                                       $  372,877     $   365,441
                                                                   ==========     ===========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Cash overdraft                                                  $   17,142     $    19,471
   Accounts payable                                                    66,407          67,322
   Current maturities of long-term debt                                 8,328           6,769
   Insurance claims                                                    27,530          27,207
   Accrued compensation                                                 4,973          12,113
   Other current liabilities                                           29,579          37,782
                                                                   ----------     -----------
          Total current liabilities                                   153,959         170,664
                                                                   ----------     -----------
Long-term debt, excluding current maturities                           92,390          60,529
Insurance claims                                                       28,465          27,364
Shareholders' equity:
   Common stock, $.01 par value, authorized 20,000,000
      shares, issued 13,135,374 and 13,063,974 shares                     131             131
   Additional paid-in capital                                          68,097          65,833
   Retained earnings                                                  187,950         170,174
   Cost of 4,384,541 and 3,909,041 shares of common stock in
      treasury                                                       (154,743)       (127,560)
   Notes receivable arising from exercise of stock options             (3,372)         (1,694)
                                                                   ----------     -----------
          Total shareholders' equity                                   98,063         106,884
                                                                   ----------     -----------
Total liabilities and shareholders' equity                         $  372,877     $   365,441
                                                                   ==========     ===========
See accompanying notes to consolidated financial statements.
                                       3

                          LANDSTAR SYSTEM, INC. AND SUBSIDIARY
                           CONSOLIDATED STATEMENTS OF INCOME
                    (Dollars in thousands, except per share amounts)
                                     (Unaudited)

                                                   Twenty Six Weeks Ended          Thirteen Weeks Ended
                                                  -----------------------        -----------------------
                                                    June 24,     June 26,          June 24,     June 26,
                                                        2000         1999              2000         1999
                                                  ----------   ----------        ----------   ----------
Revenue                                           $  685,561   $  656,499        $  358,555   $  345,064
Investment income                                      1,954        1,118             1,024          574

Costs and expenses:
    Purchased transportation                         505,108      483,277           264,118      253,847
    Commissions to agents                             53,938       52,148            28,034       27,877
    Other operating costs                             15,245       13,769             7,798        7,100
    Insurance and claims                              19,086       21,963             9,982       11,818
    Selling, general and administrative               51,704       48,731            25,756       23,213
    Depreciation and amortization                      6,190        5,431             3,136        2,788
    Restructuring costs                                3,040                          3,040
                                                  ----------   ----------        ----------   ----------
         Total costs and expenses                    654,311      625,319           341,864      326,643
                                                  ----------   ----------        ----------   ----------
Operating income                                      33,204       32,298            17,715       18,995
Interest and debt expense                              3,823        1,660             2,118          921
                                                  ----------   ----------        ----------   ----------
Income before income taxes                            29,381       30,638            15,597       18,074
Income taxes                                          11,605       12,408             6,160        7,319
                                                  ----------   ----------        ----------   ----------
Net income                                        $   17,776   $   18,230        $    9,437   $   10,755
                                                  ==========   ==========        ==========   ==========
Earnings per common share                         $     1.97   $     1.78        $     1.06   $     1.06
                                                  ==========   ==========        ==========   ==========
Diluted earnings per share                        $     1.92   $     1.76        $     1.04   $     1.05
                                                  ==========   ==========        ==========   ==========
Average number of shares outstanding:
     Earnings per common share                     9,024,000   10,246,000         8,880,000   10,125,000
                                                  ==========   ==========        ==========   ==========
     Diluted earnings per share                    9,237,000   10,366,000         9,104,000   10,242,000
                                                  ==========   ==========        ==========   ==========
See accompanying notes to consolidated financial statements.
                                       4

                                  LANDSTAR SYSTEM, INC. AND SUBSIDIARY
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (Dollars in thousands)
                                              (Unaudited)

                                                                                 Twenty Six Weeks Ended
                                                                                ---------------------------
                                                                                   June 24,        June 26,
                                                                                       2000            1999
                                                                                -----------     -----------
OPERATING ACTIVITIES
  Net income                                                                    $    17,776     $    18,230
  Adjustments to reconcile net income to net cash provided
       by operating activities:
     Depreciation and amortization of operating property                              5,581           4,822
     Amortization of goodwill                                                           609             609
     Non-cash interest charges                                                          162             162
     Provisions for losses on trade and other accounts receivable                     1,122              22
     Gains on sales of operating property                                              (139)           (142)
     Deferred income taxes, net                                                         702             673
     Changes in operating assets and liabilities:
            Decrease (increase) in trade and other accounts receivable               11,521          (4,679)
            Increase in prepaid expenses and other assets                            (4,703)         (5,892)
            Increase (decrease) in accounts payable                                    (915)          7,312
            Decrease in other liabilities                                           (13,881)         (3,614)
            Increase in insurance claims                                              1,424           3,049
                                                                                -----------     -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                            19,259          20,552
                                                                                -----------     -----------
INVESTING ACTIVITIES
  Maturities of short-term investments                                                1,000
  Purchases of short-term investments                                                (1,060)
  Purchases of operating property                                                    (4,101)         (1,419)
  Proceeds from sales of operating property                                             636             856
                                                                                -----------     -----------
NET CASH USED BY INVESTING ACTIVITIES                                                (3,525)           (563)
                                                                                -----------     -----------
FINANCING ACTIVITIES
  Increase (decrease) in cash overdraft                                              (2,329)          1,558
  Borrowings on revolving credit facility                                            26,500
  Proceeds from exercise of stock options and related income tax benefit                142             293
  Purchases of common stock                                                         (28,201)        (14,799)
  Principal payments on capital lease obligations                                    (3,660)         (3,109)
                                                                                -----------     -----------
NET CASH USED BY FINANCING ACTIVITIES                                                (7,548)        (16,057)
                                                                                -----------     -----------
Increase in cash                                                                      8,186           3,932
Cash at beginning of period                                                          23,721          26,681
                                                                                -----------     -----------
Cash at end of period                                                           $    31,907     $    30,613
                                                                                ===========     ===========
See accompanying notes to consolidated financial statements.
                                       5

                                  LANDSTAR SYSTEM, INC. AND SUBSIDIARY
                                   CONSOLIDATED STATEMENT OF CHANGES
                                       IN SHAREHOLDERS' EQUITY
                                 Twenty Six Weeks Ended June 24, 2000
                                         (Dollars in thousands)
                                               (Unaudited)

                                                                                                Notes
                                                                     Treasury Stock        Receivable
                                Common Stock   Additional               at Cost          Arising from
                            ------------------  Paid-In  Retained  -------------------    Exercise of
                              Shares   Amount   Capital  Earnings    Shares    Amount   Stock Options      Total
                            ---------- ------- --------- --------- --------- ---------  -------------   ---------

Balance December 25, 1999   13,063,974 $   131 $  65,833 $ 170,174 3,909,041 $(127,560)  $     (1,694)  $ 106,884

Net income                                                  17,776                                         17,776

Purchases of common stock                                            506,700   (28,201)                   (28,201)

Exercise of stock options
  and related income tax
   benefit                      71,400             1,820                                       (1,678)        142

Incentive compensation paid
  in common stock                                    444             (31,200)    1,018                      1,462
                            ---------- ------- --------- --------- --------- ---------  -------------   ---------

Balance June 24, 2000       13,135,374 $   131 $  68,097 $ 187,950 4,384,541 $(154,743) $      (3,372)  $  98,063
                            ========== ======= ========= ========= ========= =========  =============   =========

See accompanying notes to consolidated financial statements.













                                       6

                 LANDSTAR SYSTEM, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)

The consolidated financial statements include the accounts of Landstar System, Inc. and its subsidiary, Landstar System Holdings, Inc., and reflect all adjustments (all of a normal, recurring nature) which are, in the opinion of management, necessary for a fair statement of the results for the periods presented. The preparation of the consolidated financial statements requires the use of management's estimates. Actual results could differ from those estimates. Landstar System, Inc. and its subsidiary are herein referred to as "Landstar" or the "Company".

(1)   Restructuring Costs

      On March 28, 2000, the Company announced a plan to restructure the operations of Landstar Ligon, Inc. and to relocate its headquarters from Madisonville, Kentucky to Jacksonville, Florida in June of 2000.
      As a result of this restructuring and relocation, a one-time charge in the amount of $3,040,000 was recorded during the second quarter of 2000 representing approximately $1,370,000 of employee and office relocation costs, $1,000,000 of severance costs and $670,000 of other costs. Severance benefits were provided for 139 employees. As of June 24, 2000, 99 employees had terminated employment and $481,000 of severance costs were paid. After deducting income tax benefits of $1,225,000, this one-time restructuring charge reduced net income by $1,815,000, or $.20 per share ($.20 per diluted share), in both the 2000 twenty six and thirteen week periods.

(2)   Income Taxes

      The provisions for income taxes for the 2000 and 1999 twenty-six-week periods were based on estimated full year combined effective income tax rates of approximately 39.5% and 40.5%, respectively, which is higher than the statutory federal income tax rate primarily as a result of state income taxes, amortization of certain goodwill and the meals and entertainment exclusion.

(3)   Earnings Per Share

      Earnings per common share amounts are based on the weighted average number of common shares outstanding and diluted earnings per share amounts are based on the weighted average number of common shares outstanding plus the incremental shares that would have been outstanding upon the assumed exercise of all dilutive stock options.

(4)   Additional Cash Flow Information

      During the 2000 period, Landstar paid income taxes and interest of $15,858,000 and $4,073,000, respectively and acquired operating property by entering into capital leases in the amount of $10,580,000. During the 1999 period, Landstar paid income taxes and interest of $16,014,000 and $1,802,000, respectively, and acquired operating property by entering into capital leases in the amount of $9,110,000.

(5)   Segment Information

      The following tables summarize information about Landstar's reportable business segments for the twenty six and thirteen weeks ended
      June 24, 2000 and June 26, 1999 (in thousands):

      Twenty Six Weeks Ended June 24, 2000
      ------------------------------------------

                                   Carrier    Multimodal   Insurance    Other      Total
                                   -------    ----------   ---------    -----      -----
      External revenue          $  538,509   $  134,847   $ 12,205               $  685,561
      Investment income                                      1,954                    1,954
      Internal revenue              18,508          241     11,566                   30,315
      Operating income              38,970 (1)    3,983     10,127    $(19,876)      33,204 (1)

      Twenty Six Weeks Ended June 26, 1999
      ------------------------------------------

                                   Carrier    Multimodal   Insurance    Other      Total
                                   -------    ----------   ---------    -----      -----
      External revenue          $  530,129    $ 113,644   $ 12,726                $ 656,499
      Investment income                                      1,118                    1,118
      Internal revenue              15,749           79     11,477                   27,305
      Operating income              38,947        3,495      8,619    $(18,763)      32,298


      Thirteen Weeks Ended June 24, 2000
      ------------------------------------------

                                   Carrier    Multimodal   Insurance    Other      Total
                                   -------    ----------   ---------    -----      -----
      External revenue          $  282,704   $   69,649   $  6,202               $  358,555
      Investment income                                      1,024                    1,024
      Internal revenue               9,428          193      6,363                   15,984
      Operating income              20,258 (1)    2,201      5,328    $(10,072)      17,715 (1)


      Thirteen Weeks Ended June 26, 1999
      ------------------------------------------

                                   Carrier    Multimodal   Insurance    Other      Total
                                   -------    ----------   ---------    -----      -----
      External revenue          $  278,498    $  60,072   $  6,494                $ 345,064
      Investment income                                        574                      574
      Internal revenue               9,402           45      6,271                   15,718
      Operating income              22,121        2,107      4,441    $ (9,674)      18,995

    (1) Includes pre-tax restructuring costs of $3,040,000.

/TABLE>



                                       8






(6)   Commitments and Contingencies

      At June 24, 2000, Landstar had commitments for letters of credit outstanding in the amount of $19,829,000, primarily as collateral for insurance claims. The commitments for letters of credit outstanding included $10,080,000 under the Second Amended and Restated
      Credit Agreement and $9,749,000 secured by assets deposited with a financial institution.

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

Depreciation and amortization primarily relates to depreciation of trailers and management information services equipment.















The following table sets forth the percentage relationships of income and expense items to revenue for the periods indicated:


                                                    Twenty Six Weeks Ended       Thirteen Weeks Ended
                                                   ------------------------    ------------------------
                                                     June 24,      June 26,      June 24,      June 26,
                                                         2000          1999          2000          1999
                                                   ----------    ----------    ----------    ----------
Revenue                                                100.0%        100.0%        100.0%        100.0%
Investment income                                        0.3           0.2           0.3           0.2

Costs and expenses:
    Purchased transportation                            73.7          73.6          73.7          73.6
    Commissions to agents                                7.9           8.0           7.8           8.1
    Other operating costs                                2.2           2.1           2.2           2.1
    Insurance and claims                                 2.8           3.4           2.8           3.4
    Selling, general and administrative                  7.5           7.4           7.2           6.7
    Depreciation and amortization                        0.9           0.8           0.9           0.8
    Restructuring costs                                  0.4                         0.8
                                                      -------        ------      -------        ------
            Total costs and expenses                    95.4          95.3          95.4          94.7
                                                      -------        ------      -------        ------
Operating income                                         4.9           4.9           4.9           5.5
Interest and debt expense                                0.6           0.2           0.6           0.3
                                                      -------        ------      -------        ------
Income before income taxes                               4.3           4.7           4.3           5.2
Income taxes                                             1.7           1.9           1.7           2.1
                                                      -------        ------      -------        ------
Net income                                               2.6%          2.8%          2.6%          3.1%
                                                      =======        ======      =======        ======

TWENTY SIX WEEKS ENDED JUNE 24, 2000 COMPARED TO TWENTY SIX WEEKS
ENDED JUNE 26, 1999

Revenue for the 2000 twenty six week period was $685,561,000, an increase of $29,062,000, or 4.4%, over the 1999 twenty six week period. The increase was attributable to increased revenue of $8,380,000 and $21,203,000 at the carrier and multimodal segments, respectively, partially offset by decreased revenue at the insurance segment of $521,000. Overall, revenue per revenue mile (price) increased approximately 4%, which reflected improved freight quality, while revenue miles (volume) increased approximately 1%. Investment income at the insurance segment was $1,954,000 and $1,118,000 in the 2000 and 1999 periods, respectively.

Purchased transportation was 73.7% of revenue in 2000 compared with 73.6% in 1999. The increase in purchased transportation as a percentage of revenue was primarily due to increased revenue contributed by the multimodal segment which tends to have a higher cost of transportation and decreased premium revenue at the insurance segment. In addition, purchased transportation costs at the multimodal segment were generally higher due to increased fuel costs incurred by its capacity providers. Commissions to agents were 7.9% of revenue in 2000 compared with 8.0% in 1999. The decrease in commissions to agents as a percentage of revenue was caused by the increased purchased transportation costs incurred at the multimodal segment which negatively impacted gross profit and resulted in lower agent commissions. Other operating costs were 2.2% of revenue in 2000 compared with 2.1% in 1999. The increase in other operating costs as a percentage of revenue was primarily due to higher net trailer costs and an increased provision for contractor bad debts. Insurance and claims were 2.8% of revenue in 2000 compared with 3.4% in 1999. The decrease in insurance and claims as a percentage of revenue was primarily attributable to increased revenue at the multimodal segment which has a lower claims risk profile and favorable development of prior year claims in 2000. Selling, general and administrative costs were 7.5% of revenue in 2000 compared with 7.4% of revenue in 1999. The increase in selling, general and administrative costs as a percentage of revenue was primarily due to an increased provision for customer bad debts, increased management information services costs, increased building operating costs related to the new Jacksonville, Florida headquarters and increased wages and benefits, partially offset by a lower provision for bonuses under the management incentive compensation plan. Depreciation and amortization was .9% of revenue in 2000 compared with .8% in 1999. The increase in depreciation and amortization as a percentage of revenue was primarily attributable to increased Company owned trailers in the 2000 period.

On March 28, 2000, the Company announced a plan to restructure the operations of Landstar Ligon and to relocate its headquarters from Madisonville, Kentucky to Jacksonville, Florida in June of 2000. As a result of the restructuring and relocation, a one-time charge in the amount of $3,040,000 was recorded during the second quarter of 2000 representing approximately $1,370,000 of employee and office relocation costs, $1,000,000 of severance costs and $670,000 of other costs. Severance benefits have been provided for 139 employees. As of June 24, 2000, 99 employees had terminated employment and $481,000 of severance costs were paid. Management anticipates future savings of selling, general and administrative costs as a result of this restructuring to approximate $1,000,000 per annum.

Interest and debt expense was 0.6% and 0.2% of revenue in 2000 and 1999, respectively. This increase was primarily attributable to the effect of higher average borrowings on the senior credit facility, which were used to finance a portion of the Company's stock repurchase program and increased capital lease obligations for trailing equipment.

The provisions for income taxes for the 2000 and 1999 twenty six week periods were based on estimated full year combined effective income tax rates of approximately 39.5% and 40.5%, respectively, which is higher than the statutory federal income tax rate primarily as a result of state income taxes, amortization of certain goodwill and the meals and entertainment exclusion.

Net income was $17,776,000, or $1.97 per common share ($1.92 per diluted share), in the 2000 period compared with $18,230,000, or $1.78 per common share ($1.76 per diluted share), in the 1999 period. After deducting income tax benefits of $1,225,000, the restructuring charge reduced net income by $1,815,000 in the 2000 period. Excluding restructuring costs, net income would have been $19,591,000, or $2.17 per common share ($2.12 diluted earnings per share) in the 2000 period.

THIRTEEN WEEKS ENDED JUNE 24, 2000 COMPARED TO THIRTEEN WEEKS
ENDED JUNE 26, 1999

Revenue for the 2000 thirteen week period was $358,555,000, an increase of $13,491,000, or 3.9%, over the 1999 thirteen week period. The increase was attributable to increased revenue of $4,206,000 and $9,577,000 at the carrier and multimodal segments, respectively, partially offset by decreased revenue at the insurance segment of $292,000. Overall, revenue per revenue mile increased approximately 5%, which reflected improved freight quality, while revenue miles were approximately 2% lower than 1999. Investment income at the insurance segment was $1,024,000 and $574,000 in the 2000 and 1999 periods, respectively.

Purchased transportation was 73.7% of revenue in 2000 compared with 73.6% in 1999. The increase in purchased transportation as a percentage of revenue was primarily attributable to increased revenue contributed by the multimodal segment and decreased premium revenue at the insurance segment. In addition, purchased transportation costs at the multimodal segment were generally higher due to increased fuel costs incurred by its capacity providers. Commissions to agents were 7.8% of revenue in 2000 compared with 8.1% in 1999. The decrease in commissions to agents as a percentage of revenue was caused by increased purchased transportation costs incurred at the multimodal segment which negatively impacted gross profit and resulted in lower agent commissions.
Other operating costs were 2.2% of revenue in 2000 compared with 2.1% in 1999. The increase in other operating costs as a percentage of revenue was primarily due to higher net trailer costs and an increased provision for contractor bad debts. Insurance and claims were 2.8% of revenue in 2000 compared with 3.4% in 1999. The decrease in insurance and claims as a percentage of revenue was primarily attributable to increased revenue at the multimodal segment which has a lower claims risk profile and favorable development of prior year claims in 2000. Selling, general and administrative costs were 7.2% of revenue in 2000 compared with 6.7% of revenue in 1999. This increase was primarily due to an increased provision for customer bad debts and increased wages and benefits, partially offset by a decreased provision for bonuses under the management incentive compensation plan. Depreciation and amortization was .9% of revenue in 2000 compared with .8% in 1999. The increase in depreciation and amortization as a percentage of revenue was primarily attributable to increased Company owned trailers in the 2000 period.

Interest and debt expense was 0.6% and 0.3% of revenue in 2000 and 1999, respectively. This increase was primarily attributable to the effect of higher average borrowings on the senior credit facility, which were used to finance the Company's stock repurchase program and increased capital lease obligations for trailing equipment.

The provisions for income taxes for the 2000 and 1999 thirteen week periods were based on estimated full year combined effective income tax rates of approximately 39.5% and 40.5%, respectively, which is higher than the statutory federal income tax rate primarily as a result of state income taxes, amortization of certain goodwill and the meals and entertainment exclusion.

Net income was $9,437,000, or $1.06 per common share ($1.04 per diluted share), in the 2000 period compared with $10,755,000, or $1.06 per common share ($1.05 per diluted share), in the 1999 period. Excluding restructuring costs, net income would have been $11,252,000, or $1.27 per common share ($1.24 diluted earnings per share) in the 2000 period.

CAPITAL RESOURCES AND LIQUIDITY

Shareholders' equity decreased to $98,063,000 at June 24, 2000 compared with $106,884,000 at December 25, 1999, primarily as a result of the repurchase of 506,700 shares of the Company's common stock at an aggregate cost of $28,201,000, partially offset by net income for the period. Shareholders' equity was 49% and 61% of total capitalization at June 24, 2000 and December 25, 1999, respectively.

Working capital and the ratio of current assets to current liabilities were $97,575,000 and 1.63 to 1, respectively, at June 24, 2000, compared with $81,589,000 and 1.48 to 1, respectively, at December 25, 1999. Landstar has historically operated with current ratios approximating 1.5 to 1. Cash provided by operating activities was $19,259,000 in the 2000 period compared with $20,552,000 in the 1999 period. The decrease in cash flow provided by operating activities was primarily attributable to timing of payments to vendors and reduced earnings, partially offset by timing of the collection of accounts receivable. During the 2000 period, Landstar purchased $4,101,000 of operating property and acquired $10,580,000 of revenue equipment by entering into capital leases. Management anticipates acquiring approximately $11,000,000 of operating property during the remainder of fiscal year 2000 either by purchase or lease financing.

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

FORWARD-LOOKING STATEMENTS

The Company has included various statements in Management's Discussion and Analysis of Financial Condition and Results of Operations, such as statements that related to Landstar's business objectives, plans, strategies and expectations. The words "believe," "anticipate," "should" and similar expressions identify forward-looking statements. While made in good faith and with a reasonable basis based on information currently available to Landstar's management, there is no assurance that such opinions, beliefs or expectations will be achieved or accomplished. Various factors could cause actual results and events to vary significantly from those expressed in any forward-looking statement. Such types of statements are intended to be forward-looking statements for purposes of the Private Securities Litigation Reform Act of 1995. The Company is under no obligation to update any forward-looking statement to the extent it becomes aware that it will not be achieved for any reason.


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

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders


On May 16, 2000, Landstar System, Inc. (the "Company") held its Annual Meeting of Shareholders (the "Meeting") at the Ponte Vedra Inn, Ponte Vedra Beach, Florida, 32082. The matters voted upon at the Meeting included (i) the election of two Class I directors for the terms to expire at the 2003 Annual Meeting of Shareholders, (ii) the ratification of appointment of KPMG LLP as the Company's independent auditors for fiscal year 2000, (iii) a proposal to increase the number of shares available for distribution from the Company's 1994 Director's Stock Option Plan and (iv) a proposal to amend Article IV of the Certificate of Incorporation to increase the authorized capital stock of the Company.

Pursuant to the Company's Restated Certificate of Incorporation, the Board of Directors has fixed the number of directors at seven: two Class III directors whose members' terms will expire at the 2002 Annual Meeting of Shareholders; two Class I directors whose members' terms will expire at the 2003 Annual Meeting of Shareholders; and three Class II directors whose members' terms will expire at the 2001 Annual Meeting of Shareholders. With respect to the election of the two Class I directors at the Meeting, nominee Henry H. Gerkens, and nominee Ronald W. Drucker were elected to the Board of Directors of the Company. Mr. Gerkens received 7,752,437 votes for election to the Board and 184,778 were withheld. Mr. Drucker received 7,752,387 votes for election to the Board and 184,828 were withheld. The names of the other directors whose terms of office as a director continued after the Meeting are as follows: Jeffrey C. Crowe (a Class III director), David G. Bannister (a Class III director), William S. Elston (a Class II director), Merritt J. Mott (a Class II director), and Diana M. Murphy (a Class II director).

The proposal to appoint KPMG LLP as the Company's independent auditors for fiscal year 2000 was ratified by the Company's shareholders. Votes for the ratification were 7,935,058, votes against were 967 and votes abstaining were 1,190.

The proposal to increase the number of shares available for distribution from the Company's 1994 Director's Stock Option Plan was ratified by the Company's shareholders. Votes for the ratification were 5,228,431, votes against were 2,702,511 and votes abstaining were 6,273.

The proposal to amend Article IV of the Certificate of Incorporation to increase the authorized capital stock of the Company was not approved by the Company's shareholders. Votes against the ratification were 3,687,300, votes for were 3,475,095 and votes abstaining were 4,733.

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

(b)      Form 8-K

         None.

                              EXHIBIT INDEX

Registrant's Commission File No.: 0-21238

Exhibit No.       Description
------------      -----------

   (11)           Statement re: Computation of Per Share Earnings:

         11.1 * Landstar System, Inc. and Subsidiary Calculation of Earnings Per Common Share for the Twenty Six and Thirteen Weeks Ended June 24, 2000 and June 26, 1999

11.2  *   Landstar System, Inc. and Subsidiary Calculation of Diluted
                  Earnings Per Share for the Twenty Six and Thirteen Weeks Ended June 24, 2000 and June 26, 1999

   (27)           Financial Data Schedules:

         27.1 *   2000 Financial Data Schedule
__________________
* Filed herewith

                                     SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          LANDSTAR SYSTEM, INC.



Date:     July 25, 2000                   Henry H. Gerkens
                                          ----------------------------
                                          Henry H. Gerkens
                                          Executive Vice President and
                                          Chief Financial Officer;
                                          Principal Financial Officer



Date:     July 25, 2000                   Robert C. LaRose
                                          ----------------------------
                                          Robert C. LaRose
                                          Vice President Finance and Treasurer;
                                          Principal Accounting Officer