Form 10-Q
period 2000-09-23
LANDSTAR SYSTEM INC
filed 2000-11-03
CIK 853816

                              UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C.  20549

                                FORM 10-Q

(Mark One)
[  X  ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934

For the quarterly period ended September 23, 2000

                              or

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

                                     32224
                                   (Zip Code)

                                 (904) 398-9400
             (Registrant's telephone number, including area code)

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

                                             Yes  (  X  )      No  (    )

The number of shares of the registrant's Common Stock, par value $.01 per share, outstanding as of the close of business on October 27, 2000 was 8,393,533.

                                    PART I

                            FINANCIAL INFORMATION

                                    Index


                                    Item 1

Consolidated Balance Sheets as of September 23, 2000
  and December 25, 1999 ...............................................  Page 3

Consolidated Statements of Income for the Thirty Nine and Thirteen Weeks
  Ended September 23, 2000 and September 25, 1999 ...................    Page 4

Consolidated Statements of Cash Flows for the Thirty Nine Weeks
  Ended September 23, 2000 and September 25, 1999 ...................    Page 5

Consolidated Statement of Changes in Shareholders'
  Equity for the Thirty Nine Weeks Ended September 23, 2000 ............ Page 6

Notes to Consolidated Financial Statements.............................  Page 7

                                    Item 2

Management's Discussion and Analysis of
  Financial Condition and Results of Operations........................  Page 10

                                    Item 3

Quantitative and Qualitative Disclosures About Market Risk.............  Page 17


Item 1.  Financial Statements

     The interim consolidated financial statements contained herein reflect all adjustments (all of a normal, recurring nature) which, in the opinion of management, are necessary for a fair statement of the financial condition, results of operations, cash flows and changes in shareholders' equity for the periods presented. They have been prepared in accordance with Rule 10-01 of Regulation S-X and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the thirty nine weeks ended September 23, 2000 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 30, 2000.

     These interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's 1999 Annual Report on Form 10-K.

                         LANDSTAR SYSTEM, INC. AND SUBSIDIARY
                              CONSOLIDATED BALANCE SHEETS
                   (Dollars in thousands, except per share amounts)
                                     (Unaudited)

                                                                      Sept 23,        Dec 25,
                                                                         2000            1999
                                                                   ----------    ------------
ASSETS
Current assets:
   Cash                                                            $   28,803     $    23,721
   Short-term investments                                               1,560           1,000
   Trade accounts receivable, less allowance of $3,363
      and $4,002                                                      198,705         207,024
   Other receivables, including advances to independent
      contractors, less allowance of $5,132 and $5,033                 12,138          14,318
   Prepaid expenses and other current assets                            7,244           6,190
                                                                   ----------     -----------
          Total current assets                                        248,450         252,253
                                                                   ----------     -----------
Operating property, less accumulated depreciation
   and amortization of $37,625 and $34,283                             77,899          63,797
Goodwill, less accumulated amortization of $8,688 and $7,777           32,822          33,733
Deferred income taxes and other assets                                 13,680          15,658
                                                                   ----------     -----------
Total assets                                                       $  372,851     $   365,441
                                                                   ==========     ===========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Cash overdraft                                                  $   25,487     $    19,471
   Accounts payable                                                    60,490          67,322
   Current maturities of long-term debt                                 9,661           6,769
   Insurance claims                                                    25,203          27,207
   Other current liabilities                                           38,172          49,895
                                                                   ----------     -----------
          Total current liabilities                                   159,013         170,664
                                                                   ----------     -----------
Long-term debt, excluding current maturities                           96,906          60,529
Insurance claims                                                       25,337          27,364
Shareholders' equity:
   Common stock, $.01 par value, authorized 20,000,000
      shares, issued 13,135,374 and 13,063,974 shares                     131             131
   Additional paid-in capital                                          68,097          65,833
   Retained earnings                                                  199,466         170,174
   Cost of 4,741,841 and 3,909,041 shares of common stock in
      treasury                                                       (172,727)       (127,560)
   Notes receivable arising from exercise of stock options             (3,372)         (1,694)
                                                                   ----------     -----------
          Total shareholders' equity                                   91,595         106,884
                                                                   ----------     -----------
Total liabilities and shareholders' equity                         $  372,851     $   365,441
                                                                   ==========     ===========
See accompanying notes to consolidated financial statements.

                          LANDSTAR SYSTEM, INC. AND SUBSIDIARY
                           CONSOLIDATED STATEMENTS OF INCOME
                    (Dollars in thousands, except per share amounts)
                                     (Unaudited)

                                                  Thirty Nine Weeks Ended         Thirteen Weeks Ended
                                                  -----------------------        -----------------------
                                                    Sept 23,     Sept 25,          Sept 23,     Sept 25,
                                                        2000         1999              2000         1999
                                                  ----------   ----------        ----------   ----------
Revenue                                           $1,037,917   $1,007,959        $  352,356   $  351,460
Investment income                                      3,154        1,751             1,200          633

Costs and expenses:
    Purchased transportation                         764,698      742,442           259,590      259,165
    Commissions to agents                             82,440       80,587            28,502       28,439
    Other operating costs                             22,413       21,627             7,168        7,858
    Insurance and claims                              25,317       29,030             6,231        7,067
    Selling, general and administrative               76,739       73,304            25,035       24,573
    Depreciation and amortization                      9,534        8,806             3,344        3,375
    Non-recurring costs                                5,270                          2,230
                                                  ----------   ----------        ----------   ----------
         Total costs and expenses                    986,411      955,796           332,100      330,477
                                                  ----------   ----------        ----------   ----------
Operating income                                      54,660       53,914            21,456       21,616
Interest and debt expense                              6,243        2,981             2,420        1,321
                                                  ----------   ----------        ----------   ----------
Income before income taxes                            48,417       50,933            19,036       20,295
Income taxes                                          19,125       20,629             7,520        8,221
                                                  ----------   ----------        ----------   ----------
Net income                                        $   29,292   $   30,304        $   11,516   $   12,074
                                                  ==========   ==========        ==========   ==========
Earnings per common share                         $     3.29   $     2.99        $     1.33   $     1.21
                                                  ==========   ==========        ==========   ==========
Diluted earnings per share                        $     3.21   $     2.95        $     1.30   $     1.20
                                                  ==========   ==========        ==========   ==========
Average number of shares outstanding:
     Earnings per common share                     8,909,000   10,149,000         8,677,000    9,954,000
                                                  ==========   ==========        ==========   ==========
     Diluted earnings per share                    9,120,000   10,270,000         8,883,000   10,076,000
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

                                  LANDSTAR SYSTEM, INC. AND SUBSIDIARY
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (Dollars in thousands)
                                              (Unaudited)

                                                                                 Thirty Nine Weeks Ended
                                                                                ---------------------------
                                                                                   Sept 23,        Sept 25,
                                                                                       2000            1999
                                                                                -----------     -----------
OPERATING ACTIVITIES
  Net income                                                                    $    29,292     $    30,304
  Adjustments to reconcile net income to net cash provided
       by operating activities:
     Depreciation and amortization of operating property                              8,623           7,893
     Amortization of goodwill                                                           911             913
     Non-cash interest charges                                                          243             243
     Provisions for losses on trade and other accounts receivable                     2,145           1,122
     Losses (gains) on sales of operating property                                     (191)            179
     Deferred income taxes, net                                                       1,154           2,003
     Changes in operating assets and liabilities:
            Decrease (increase) in trade and other accounts receivable                8,354         (14,349)
            Increase in prepaid expenses and other assets                              (473)        (11,052)
            Increase (decrease) in accounts payable                                  (6,832)         16,470
            Increase (decrease) in other liabilities                                (10,261)             96
            Decrease in insurance claims                                             (4,031)           (329)
                                                                                -----------     -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                            28,934          33,493
                                                                                -----------     -----------
INVESTING ACTIVITIES
  Maturities of short-term investments                                                1,000
  Purchases of short-term investments                                                (1,560)
  Purchases of operating property                                                    (6,220)         (2,369)
  Proceeds from sales of operating property                                           1,396           1,303
                                                                                -----------     -----------
NET CASH USED BY INVESTING ACTIVITIES                                                (5,384)         (1,066)
                                                                                -----------     -----------
FINANCING ACTIVITIES
  Increase in cash overdraft                                                          6,016           1,219
  Borrowings on revolving credit facility                                            27,500
  Proceeds from exercise of stock options and related income tax benefit                142             293
  Purchases of common stock                                                         (46,185)        (25,853)
  Principal payments on capital lease obligations                                    (5,941)         (4,699)
                                                                                -----------     -----------
NET CASH USED BY FINANCING ACTIVITIES                                               (18,468)        (29,040)
                                                                                -----------     -----------
Increase in cash                                                                      5,082           3,387
Cash at beginning of period                                                          23,721          26,681
                                                                                -----------     -----------
Cash at end of period                                                           $    28,803     $    30,068
                                                                                ===========     ===========
See accompanying notes to consolidated financial statements.

                                  LANDSTAR SYSTEM, INC. AND SUBSIDIARY
                                   CONSOLIDATED STATEMENT OF CHANGES
                                       IN SHAREHOLDERS' EQUITY
                                 Thirty Nine Weeks Ended September 23, 2000
                                         (Dollars in thousands)
                                               (Unaudited)

                                                                                                Notes
                                                                     Treasury Stock        Receivable
                                Common Stock   Additional               at Cost          Arising from
                            ------------------  Paid-In  Retained  -------------------    Exercise of
                              Shares   Amount   Capital  Earnings    Shares    Amount   Stock Options      Total
                            ---------- ------- --------- --------- --------- ---------  -------------   ---------

Balance December 25, 1999   13,063,974 $   131 $  65,833 $ 170,174 3,909,041 $(127,560)  $     (1,694)  $ 106,884

Net income                                                  29,292                                         29,292

Purchases of common stock                                            864,000   (46,185)                   (46,185)

Exercise of stock options
  and related income tax
   benefit                      71,400             1,820                                       (1,678)        142

Incentive compensation paid
  in common stock                                    444             (31,200)    1,018                      1,462
                            ---------- ------- --------- --------- --------- ---------  -------------   ---------

Balance September 23, 2000  13,135,374 $   131 $  68,097 $ 199,466 4,741,841 $(172,727) $      (3,372)  $  91,595
                            ========== ======= ========= ========= ========= =========  =============   =========

See accompanying notes to consolidated financial statements.



                 LANDSTAR SYSTEM, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)

The consolidated financial statements include the accounts of Landstar System, Inc. and its subsidiary, Landstar System Holdings, Inc., and reflect all adjustments (all of a normal, recurring nature) which are, in the opinion of management, necessary for a fair statement of the results for the periods presented. The preparation of the consolidated financial statements requires the use of management's estimates. Actual results could differ from those estimates. Landstar System, Inc. and its subsidiary are herein referred to as "Landstar" or the "Company."

(1)   Non-recurring Costs

      Approximately 100 Landstar Ranger, Inc. ("Landstar Ranger") drivers are represented by the International Brotherhood of Teamsters (the "Teamsters"). The vast majority of these unionized drivers participate in the Teamsters' Central States Southeast and Southwest Areas Pension Fund (the "Fund"). Under a prior collective bargaining agreement, Landstar Ranger was required to make contributions to various Teamster pension funds for 205 drivers regardless of the actual number of unionized drivers. Effective April 1, 2000, a new collective bargaining agreement required Landstar Ranger to make pension contributions for only the actual number of unionized drivers.
      As a result of the elimination of the requirement to make contributions for more than the actual number of unionized drivers, the Trustees of the Fund have terminated participation in the Fund by Landstar Ranger effective October 1, 2000. The Trustees of the Fund regard this action as a withdrawal by Landstar Ranger. To date, Landstar Ranger has not received a formal demand for payment of withdrawal liability from the Fund, nevertheless management believes that the Fund will issue such a demand and, as such, recorded a charge in the amount of $2,230,000 for its estimated withdrawal liability from the Fund. After deducting income tax benefits of $880,000, this charge reduced net income by $1,350,000, or $0.15 per share ($0.15 per diluted share) in the 2000 thirty-nine-week period and $0.16 per share ($0.15 per diluted share) in the 2000 thirteen-week period.

      On March 28, 2000, the Company announced a plan to restructure the operations of Landstar Ligon, Inc. and to relocate its headquarters from Madisonville, Kentucky to Jacksonville, Florida in June of 2000. As a result of this restructuring and relocation, a one-time charge in the amount of $3,040,000 was recorded during the second quarter of 2000 representing approximately $1,370,000 of employee and office relocation costs, $1,000,000 of severance costs and $670,000 of other costs.
      The restructuring and relocation were substantially complete as of September 23, 2000. After deducting income tax benefits of $1,225,000, this one-time restructuring charge reduced net income by $1,815,000, or $0.20 per share ($0.20 per diluted share), in the 2000 thirty-nine-week period.

(2)   Income Taxes

      The provisions for income taxes for the 2000 and 1999 thirty-nine-week periods were based on estimated full year combined effective income tax rates of approximately 39.5% and 40.5%, respectively, which is higher than the statutory federal income tax rate primarily as a result of state income taxes, amortization of certain goodwill and the meals and entertainment exclusion.

(3)   Earnings Per Share

      Earnings per common share amounts are based on the weighted average number of common shares outstanding and diluted earnings per share amounts are based on the weighted average number of common shares outstanding plus the incremental shares that would have been outstanding upon the assumed exercise of all dilutive stock options.

(4)   Additional Cash Flow Information

      During the 2000 period, Landstar paid income taxes and interest of $21,332,000 and $6,653,000, respectively and acquired operating property by entering into capital leases in the amount of $17,710,000. During the 1999 period, Landstar paid income taxes and interest of $24,126,000 and $3,095,000, respectively, and acquired operating property by entering into capital leases in the amount of $11,735,000.

(5)   Segment Information

      The following tables summarize information about Landstar's reportable business segments for the thirty nine and thirteen weeks ended September 23, 2000 and September 25, 1999 (in thousands):

      Thirty Nine Weeks Ended September 23, 2000
      ------------------------------------------

                                   Carrier    Multimodal   Insurance    Other      Total
                                   -------    ----------   ---------    -----      -----
      External revenue          $  816,079   $  203,541   $ 18,297               $1,037,917
      Investment income                                      3,154                    3,154
      Internal revenue              26,913          604     16,860                   44,377
      Operating income              61,519 (1)    6,056     17,263    $(30,178)      54,660 (1)

      Thirty Nine Weeks Ended September 25, 1999
      ------------------------------------------

                                   Carrier    Multimodal   Insurance    Other      Total
                                   -------    ----------   ---------    -----      -----
      External revenue          $  811,216   $  177,578   $ 19,165               $1,007,959
      Investment income                                      1,751                    1,751
      Internal revenue              25,102          112     20,327                   45,541
      Operating income              60,862        5,552     15,982    $(28,482)      53,914


      Thirteen Weeks Ended September 23, 2000
      ------------------------------------------

                                   Carrier    Multimodal   Insurance    Other      Total
                                   -------    ----------   ---------    -----      -----
      External revenue          $  277,570   $   68,694   $  6,092               $  352,356
      Investment income                                      1,200                    1,200
      Internal revenue               8,405          363      5,294                   14,062
      Operating income              22,549 (2)    2,073      7,136    $(10,302)      21,456 (2)


      Thirteen Weeks Ended September 25, 1999
      ------------------------------------------

                                   Carrier    Multimodal   Insurance    Other      Total
                                   -------    ----------   ---------    -----      -----
      External revenue          $  281,087   $   63,934   $  6,439               $  351,460
      Investment income                                        633                      633
      Internal revenue               9,353           33      5,156                   14,542
      Operating income              21,915        2,057      7,363    $ (9,719)      21,616

    (1) Includes pre-tax non-recurring costs of $5,270.
    (2) Includes pre-tax non-recurring costs of $2,230.

/TABLE>


(6)   Commitments and Contingencies

      At September 23, 2000, Landstar had commitments for letters of credit outstanding in the amount of $20,144,000, primarily as collateral for insurance claims. The commitments for letters of credit outstanding included $10,080,000 under the Second Amended and Restated
      Credit Agreement and $10,064,000 secured by assets deposited with a financial institution.

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

The carrier segment consists of Landstar Ranger, Inc. ("Landstar Ranger"),
Landstar Inway, Inc., Landstar Ligon, Inc. ("Landstar Ligon") and Landstar
Gemini, Inc. The carrier segment provides truckload transportation for a wide range of general commodities over irregular routes with its fleet of dry and specialty vans and unsided trailers, including flatbed, drop deck and specialty. It also provides short-to-long haul movement of containers by truck and dedicated power-only truck capacity. The carrier segment markets its services primarily through independent commission sales agents and utilizes tractors provided by independent contractors. The nature of the carrier segment's business is such that a significant portion of its operating costs varies directly with revenue.

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

Depreciation and amortization primarily relates to depreciation of trailers and management information services equipment.








The following table sets forth the percentage relationships of income and expense items to revenue for the periods indicated:


                                                   Thirty Nine Weeks Ended       Thirteen Weeks Ended
                                                   ------------------------    ------------------------
                                                     Sept. 23,     Sept. 25,     Sept. 23,     Sept. 25,
                                                         2000          1999          2000          1999
                                                   ----------    ----------    ----------    ----------
Revenue                                                100.0%        100.0%        100.0%        100.0%
Investment income                                        0.3           0.2           0.3           0.2

Costs and expenses:
    Purchased transportation                            73.7          73.6          73.7          73.7
    Commissions to agents                                7.9           8.0           8.1           8.1
    Other operating costs                                2.2           2.1           2.0           2.2
    Insurance and claims                                 2.4           2.9           1.8           2.0
    Selling, general and administrative                  7.4           7.3           7.1           7.0
    Depreciation and amortization                        0.9           0.9           0.9           1.0
    Non-recurring costs                                  0.5                         0.6
                                                      -------        ------      -------        ------
            Total costs and expenses                    95.0          94.8          94.2          94.0
                                                      -------        ------      -------        ------
Operating income                                         5.3           5.4           6.1           6.2
Interest and debt expense                                0.6           0.3           0.7           0.4
                                                      -------        ------      -------        ------
Income before income taxes                               4.7           5.1           5.4           5.8
Income taxes                                             1.9           2.1           2.1           2.4
                                                      -------        ------      -------        ------
Net income                                               2.8%          3.0%          3.3%          3.4%
                                                      =======        ======      =======        ======

THIRTY NINE WEEKS ENDED SEPTEMBER 23, 2000 COMPARED TO THIRTY NINE WEEKS ENDED SEPTEMBER 25, 1999

Revenue for the 2000 thirty-nine-week period was $1,037,917,000, an increase of $29,958,000, or 3.0%, over the 1999 thirty-nine-week period. The increase was attributable to increased revenue of $4,863,000 and $25,963,000 at the carrier and multimodal segments, respectively, partially offset by decreased revenue at the insurance segment of $868,000. Overall, revenue per revenue mile (price) increased approximately 4%, which reflected improved freight quality, while revenue miles (volume) decreased approximately 1%. Investment income at the insurance segment was $3,154,000 and $1,751,000 in the 2000 and 1999 periods, respectively.

Purchased transportation was 73.7% of revenue in 2000 compared with 73.6% in 1999. The increase in purchased transportation as a percentage of revenue was primarily due to increased revenue contributed by the multimodal segment which tends to have a higher cost of transportation and decreased premium revenue at the insurance segment. In addition, purchased transportation costs at the multimodal segment were generally higher due to increased fuel costs incurred by its capacity providers. Commissions to agents were 7.9% of revenue in 2000 compared with 8.0% in 1999. The decrease in commissions to agents as a percentage of revenue was attributable to the increased purchased transportation costs incurred at the multimodal segment which negatively impacted gross profit and resulted in lower agent commissions. Other operating costs were 2.2% of revenue in 2000 compared with 2.1% in 1999. The increase in other operating costs as a percentage of revenue was primarily due to higher net trailer costs. Insurance and claims were 2.4% of revenue in 2000 compared with 2.9% in 1999. The decrease in insurance and claims as a percentage of revenue was primarily attributable to increased revenue at the multimodal segment which has a lower claims risk profile, lower frequency and severity and favorable development of prior year claims in 2000. Selling, general and administrative costs were 7.4% of revenue in 2000 compared with 7.3% of revenue in 1999. The increase in selling, general and administrative costs as a percentage of revenue was primarily due to an increased provision for customer bad debts, increased management information services costs and increased wages and benefits, partially offset by a lower provision for bonuses under the management incentive compensation plan. Depreciation and amortization was 0.9% of revenue in 2000 and 1999.

Approximately 100 Landstar Ranger, Inc. ("Landstar Ranger") drivers are represented by the International Brotherhood of Teamsters (the "Teamsters"). The vast majority of these unionized drivers participate in the Teamsters' Central States Southeast and Southwest
Areas Pension Fund (the "Fund"). Under a prior collective bargaining agreement, Landstar Ranger was required to make contributions to various Teamster pension funds for 205 drivers regardless of the actual number of unionized drivers. Effective April 1, 2000, a new collective bargaining agreement required Landstar Ranger to make pension contributions for only the actual number of unionized drivers.
As a result of the elimination of the requirement to make contributions for more than the actual number of unionized drivers, the Trustees of the Fund have terminated participation in the Fund by Landstar Ranger effective October 1, 2000. The Trustees of the Fund regard this action as a withdrawal by Landstar Ranger. To date, Landstar Ranger has not received a formal demand for payment of withdrawal liability from the Fund, nevertheless management believes that the Fund will issue such a demand and, as such, recorded a charge in the amount of $2,230,000 for its estimated withdrawal liability from the Fund. Management estimates the elimination of the requirement to make contributions for more than the actual number of union drivers will result in annual savings of approximately $800,000.

On March 28, 2000, the Company announced a plan to restructure the operations of Landstar Ligon and to relocate its headquarters from Madisonville, Kentucky to Jacksonville, Florida in June of 2000. As a result of the restructuring and relocation, a one-time charge in the amount of $3,040,000 was recorded during the second quarter of 2000 representing approximately $1,370,000 of employee and office relocation costs, $1,000,000 of severance costs and $670,000 of other costs. This restructuring and relocation were substantially complete as of September 23, 2000. Management anticipates future savings of selling, general and administrative costs as a result of this restructuring to approximate $1,000,000 per annum.

Interest and debt expense was 0.6% and 0.3% of revenue in 2000 and 1999, respectively. This increase was primarily attributable to the effect of higher average borrowings on the senior credit facility, which were used to finance a portion of the Company's stock repurchase program, increased capital lease obligations for trailing equipment and higher interest rates.

The provisions for income taxes for the 2000 and 1999 thirty-nine-week periods were based on estimated full year combined effective income tax rates of approximately 39.5% and 40.5%, respectively, which is higher than the statutory federal income tax rate primarily as a result of state income taxes, amortization of certain goodwill and the meals and entertainment exclusion.

Net income was $29,292,000, or $3.29 per common share ($3.21 per diluted share), in the 2000 period compared with $30,304,000, or $2.99 per common share ($2.95 per diluted share), in the 1999 period. After deducting income tax benefits of $2,105,000, the non-recurring costs reduced net income by $3,165,000 in the 2000 period. Excluding non-recurring costs, net income would have been $32,457,000, or $3.64 per common share ($3.56 diluted earnings per share) in the 2000 period.

THIRTEEN WEEKS ENDED SEPTEMBER 23, 2000 COMPARED TO THIRTEEN WEEKS ENDED SEPTEMBER 25, 1999

Revenue for the 2000 thirteen-week period was $352,356,000, an increase of $896,000, or 0.3%, over the 1999 thirteen-week period. The increase was attributable to increased revenue of $4,760,000 at the multimodal segment, partially offset by decreased revenue at the carrier and insurance segments of $3,517,000 and $347,000, respectively. Overall, revenue per revenue mile increased approximately 3%, which reflected improved freight quality, while revenue miles were approximately 3% lower than 1999. Investment income at the insurance segment was $1,200,000 and $633,000 in the 2000 and 1999 periods, respectively.

Purchased transportation was 73.7% of revenue in 2000 and 1999. Commissions to agents were 8.1% of revenue in 2000 and 1999.Other operating costs were 2.0% of revenue in 2000 compared with 2.2% in 1999. The decrease in other operating costs as a percentage of revenue was primarily due to a decreased provision for contractor bad debt, partially offset by higher net trailer costs. Insurance and claims were 1.8% of revenue in 2000 compared with 2.0% in 1999. The decrease in insurance and claims as a percentage of revenue was primarily attributable to increased revenue at the multimodal segment which has a lower claims risk profile, lower frequency and severity of accidents and favorable development of prior year claims in 2000. Selling, general and administrative costs were 7.1% of revenue in 2000 compared with 7.0% of revenue in 1999. This increase was primarily due to an increased provision for customer bad debts and increased wages and benefits, partially offset by a decreased provision for bonuses under the management incentive compensation plan. Depreciation and amortization was 0.9% of revenue in 2000 compared with 1.0% in 1999. The decrease in depreciation and amortization as a percentage of revenue was primarily attributable to the relocation of Landstar Ligon, Inc. from their owned facility in Madisonville, Kentucky to Jacksonville, Florida in the second quarter of 2000.

Interest and debt expense was 0.7% and 0.4% of revenue in 2000 and 1999, respectively. This increase was primarily attributable to the effect of higher average borrowings on the senior credit facility, which were used to finance the Company's stock repurchase program, increased capital lease obligations for trailing equipment and higher interest rates.

The provisions for income taxes for the 2000 and 1999 thirteen-week periods were based on estimated full year combined effective income tax rates of approximately 39.5% and 40.5%, respectively, which is higher than the statutory federal income tax rate primarily as a result of state income taxes, amortization of certain goodwill and the meals and entertainment exclusion.

Net income was $11,516,000, or $1.33 per common share ($1.30 per diluted share), in the 2000 period compared with $12,074,000, or $1.21 per common share ($1.20 per diluted share), in the 1999 period. Excluding the non-recurring costs related to the estimated withdrawal liability, net income would have been $12,866,000, or $1.48 per common share ($1.45 diluted earnings per share) in the 2000 period.

CAPITAL RESOURCES AND LIQUIDITY

Shareholders' equity decreased to $91,595,000 at September 23, 2000 compared with $106,884,000 at December 25, 1999, as a result of the repurchase of 864,000 shares of the Company's common stock at an aggregate cost of $46,185,000, partially offset by net income for the period. The Company has completed its previously authorized share repurchase program. Shareholders' equity was 46% and 61% of total capitalization at September 23, 2000 and December 25, 1999, respectively.

Working capital and the ratio of current assets to current liabilities were $89,437,000 and 1.56 to 1, respectively, at September 23, 2000, compared with $81,589,000 and 1.48 to 1, respectively, at December 25, 1999. Landstar has historically operated with current ratios approximating 1.5 to 1. Cash provided by operating activities was $28,934,000 in the 2000 period compared with $33,493,000 in the 1999 period. The decrease in cash flow provided by operating activities was primarily attributable to timing of payments partially offset by the timing of the collection of accounts receivable.
During the 2000 period, Landstar purchased $6,220,000 of operating property and acquired $17,710,000 of revenue equipment by entering into capital leases. Management anticipates acquiring approximately $2,000,000 of operating property during the remainder of fiscal year 2000 either by purchase or lease financing.

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

                                        PART II

                                     OTHER INFORMATION

Item 1.  Legal Proceedings

On August 5, 1997, suit was filed entitled Rene Alberto Rivas vs. Landstar System, Inc., Landstar Gemini, Inc., Landstar Ranger, Inc., Risk Management Claim Services, Inc., Insurance Management Corporation, and Does 1 through 500, inclusive, in federal district court in Los Angeles. The suit claimed Rivas represents a class of all drivers who, according to the suit, should be classified as employees and were therefore allegedly aggrieved by the practice of Landstar Gemini, Inc. requiring such drivers, as independent contractors, to provide either a worker's compensation certificate or to participate in an occupational accident insurance program. Rivas also claimed violations of federal leasing regulations for allegedly improperly disclosing the program. Rivas also claimed violations of Racketeer Influence and Corrupt Organizations ("RICO") Act and the California Business and Professions Act. He sought on behalf of himself and the class damages of $15 million trebled by virtue of trebling provisions in the RICO Act plus punitive damages. On March 24, 1998, the court granted defendant's motion to dismiss the RICO claim. This matter was settled in the third quarter for a non-material amount and plaintiff has agreed to dismiss all claims with prejudice.

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

(b)      Form 8-K

         None.

                              EXHIBIT INDEX

Registrant's Commission File No.: 0-21238

Exhibit No.       Description
------------      -----------

   (11)           Statement re: Computation of Per Share Earnings:

         11.1 * Landstar System, Inc. and Subsidiary Calculation of Earnings Per Common Share for the Thirty Nine and Thirteen Weeks Ended September 23, 2000 and September 25, 1999

11.2  *   Landstar System, Inc. and Subsidiary Calculation of Diluted
                  Earnings Per Share for the Thirty Nine and Thirteen Weeks Ended September 23, 2000 and September 25, 1999

   (27)           Financial Data Schedules:

         27.1 *   2000 Financial Data Schedule
__________________
* Filed herewith

                                     SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          LANDSTAR SYSTEM, INC.



Date:     November 6, 2000                Henry H. Gerkens
                                          ----------------------------
                                          Henry H. Gerkens
                                          Executive Vice President and
                                          Chief Financial Officer;
                                          Principal Financial Officer



Date:     November 6, 2000                Robert C. LaRose
                                          ----------------------------
                                          Robert C. LaRose
                                          Vice President Finance and Treasurer;
                                          Principal Accounting Officer