Form 10-K
period 2000-12-30
LANDSTAR SYSTEM INC
filed 2001-03-21
CIK 853816

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-K
(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 30, 2000
                          -----------------
                                             or
[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                               -------------------     -------------------

Commission File Number: 0-21238
                        -------
                               LANDSTAR SYSTEM, INC.
              ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

             Delaware                                       06-1313069
   -------------------------------                      ------------------
  (State or other jurisdiction                       (I.R.S. Employer
of incorporation or organization)                    Identification No.)

13410 Sutton Park Drive South, Jacksonville, Florida                     32224
--------------------------------------------------------------    ----------
(Address of principal executive offices)                          (Zip Code)
                                          (904) 398-9400
                       ----------------------------------------------------
                     (Registrant's telephone number, including area code)

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

Portions of the following documents are incorporated by reference in this Form 10-K as indicated herein:
                                           Part of 10-K into
         Document                          which incorporated
         --------                          ------------------
2000 Annual Report to Shareholders            Part II
Proxy Statement relating to                   Part III
  Landstar System, Inc.'s Annual
  Meeting of Shareholders


The number of shares of the registrant's common stock, par value $.01 per share, (the "Common Stock") outstanding as of the close of business on March 19, 2001 was 8,518,533; and the aggregate market value of the voting stock held by non-affiliates of the registrant was $529,022,484 (based on the $64.375 per share closing price on that date, as reported by NASDAQ National Market System). In making this calculation, the registrant has assumed, without admitting for any purpose, that all directors and executive officers of the registrant, and no other person, are affiliates.

                             LANDSTAR SYSTEM, INC.
                       2000 Annual Report on Form 10-K

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

                                    Part I
Item 1. - Business

General

Landstar System, Inc. (herein referred to as "Landstar" or the "Company") was incorporated in January 1991 under the laws of the State of Delaware and acquired all of the capital stock of its predecessor, Landstar System Holdings, Inc. ("LSHI") on March 28, 1991. LSHI owns directly or indirectly all of the common stock of Landstar Ranger, Inc. ("Landstar Ranger"), Landstar Inway, Inc. ("Landstar Inway"), Landstar Ligon, Inc. ("Landstar Ligon"), Landstar Gemini, Inc. ("Landstar Gemini"), Landstar Logistics, Inc. ("Landstar Logistics"), Landstar Express America, Inc. ("Landstar Express America"), Landstar Contractor Financing, Inc. ("LCFI"), Landstar Capacity Services, Inc., Risk Management Claim Services, Inc. ("RMCS"), Signature Technology Services, Inc. ("STSI") and Signature Insurance Company ("Signature"). Landstar Ranger, Landstar Inway, Landstar Ligon, Landstar Gemini, Landstar Logistics and Landstar Express America are collectively herein referred to as Landstar's "Operating Subsidiaries." The Company's principal executive offices are located at 13410 Sutton Park Drive South, Jacksonville, Florida 32224 and its telephone number is (904) 398-9400. The Company's website is www.landstar.com.

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

During the first quarter of 1995, Landstar, through different subsidiaries of LSHI, acquired the businesses and net assets of Intermodal Transport Company ("ITCO"), a California-based intermodal marketing company, LDS Truck Lines, Inc., a California-based drayage company, and T.L.C. Lines, Inc., a Missouri-based temperature-controlled and long-haul, time sensitive dry van carrier. Also in the 1995 first quarter, Landstar, through another subsidiary of LSHI, acquired all of the outstanding common stock of Express America Freight Systems, Inc., ("Express"), a North Carolina-based air freight and truck expedited service provider. The businesses acquired from ITCO and Express comprise the majority of the multimodal segment's operations, and are now operated through Landstar Logistics and Landstar Express America, respectively.

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

Landstar provides transportation services to a variety of industries, including iron and steel, automotive products, paper, lumber and building products, aluminum, chemicals, foodstuffs, heavy machinery, ammunition and explosives and military hardware. Landstar's transportation services include a full array of truckload transportation utilizing a wide range of specialized equipment including dry vans of various sizes, flatbeds, drop decks, light specialty trailers, temperature-controlled vans and containers, dedicated contract and logistics solutions, including freight optimization and less than truckload freight consolidations, and expedited land and air delivery of time-critical freight.

The Company has three reportable business segments. These are the carrier, multimodal and insurance segments. The following table provides financial information relating to the Company's reportable business segments as of and for the fiscal years ending 2000, 1999 and 1998 (dollars in thousands):

                                                            Fiscal Year
                                               ------------------------------------
                                                 2000           1999           1998
                                                -----          -----          -----
Revenue from unaffiliated customers:
     Carrier segment                        $1,117,042     $1,111,912     $1,029,432
     Multimodal segment                        277,087        250,395        229,994
     Insurance segment                          24,363         25,776         24,181

Inter-segment revenue:
     Carrier segment                        $   34,669     $   35,194     $   38,302
     Multimodal segment                          1,241            196            169
     Insurance segment                          21,919         21,790         20,716

Operating income:
     Carrier segment                        $   88,507     $   86,282     $   69,401
     Multimodal segment                          9,346          7,949          6,407
     Insurance segment                          24,464         27,141         19,479
     Other                                     (39,704)       (39,658)       (33,833)

Identifiable assets:
     Carrier segment                        $  256,690     $  251,922     $  210,200
     Multimodal segment                         54,294         57,337         55,207
     Insurance segment                          33,267         28,180         24,179
     Other                                      26,111         28,002         24,079


The carrier segment consists of Landstar Ranger, Landstar Inway, Landstar
Ligon and Landstar Gemini. The carrier segment provides truckload transportation for a wide range of general commodities over irregular routes with its fleet of dry and specialty vans and unsided trailers, including flatbed, drop deck and specialty. It also provides short-to-long haul movement of containers by truck and dedicated power-only truck capacity. The carrier segment markets its services primarily through independent commission
                                       6
sales agents and exclusively utilizes tractors provided by independent contractors. The nature of the carrier segment business is such that a significant portion of its operating costs varies directly with revenue. At December 30, 2000, the carrier segment operated a fleet of approximately 8,300 tractors, provided by over 7,000 independent contractors, and 14,131 trailers, 5,700 of which are supplied by independent contractors. Approximately 70% of the trailers available to the carrier segment are provided by independent contractors or are leased by the Company at rental rates that vary with the revenue generated by the trailer. The carrier segment's trailer fleet is comprised of 9,809 dry vans, 3,516 flatbeds, 571 specialty and 235 refrigerated vans. The carrier segment has a network of more than 850 independent commission sales agents. Independent commission sales agents in the carrier segment receive a commission generally between 5% and 8% of the revenue they generate. The use of independent contractors enables the carrier segment to utilize a large fleet of revenue equipment while minimizing capital investment and fixed costs, thereby enhancing return on investment. Independent contractors who provide tractor power receive a percentage of the revenue generated for the freight hauled and a larger percentage for providing both a tractor and trailer.

The multimodal segment is comprised of Landstar Logistics and Landstar Express America. Transportation services provided by the multimodal segment include the arrangement of intermodal moves, contract logistics, truck brokerage and emergency and expedited air freight. The multimodal segment markets its services through independent commission sales agents and utilizes capacity provided by independent contractors, including railroads and air cargo carriers. Multimodal independent sales agents generally receive a percentage of the gross profit, revenue less the cost of the transportation, from each load they generate. Independent contractors who provide truck capacity to the multimodal segment are compensated based on a percentage of the revenue generated by the haul depending on the type and timing of the shipment. Railroads and air cargo carriers receive a fixed amount per load. The nature of the multimodal segment business is such that a significant portion of its operating costs also varies directly with revenue. At December 30, 2000, the multimodal segment operated a fleet of 380 trucks, provided by approximately 315 independent contractors. Multimodal segment independent contractors provide cargo vans and straight trucks that are utilized for emergency and expedited freight services. The multimodal segment has a network of more than 150 independent commission sales agents.

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

The following table illustrates the diversity of this equipment as of December 30, 2000:

   Trailers:

       Vans                                                  9,667

       Specialty Vans                                          158

       Temperature-Controlled                                  235

       Flatbeds                                              1,984

       Drop Deck/Low Boys                                    1,535

       Other Specialized Flatbeds                              571
                                                            ------
                                       Total                14,150
                                                            ======

MARKETING NETWORK. Landstar's network of approximately 1,000 independent commission sales agents results in regular contact with shippers at the local level and the capability to be highly responsive to shippers' changing needs. The agent network enables Landstar to be responsive both in providing specialized equipment to both large and small shippers and in providing capacity on short notice from the Company's large fleet to high volume shippers. Through its agent network, the Company believes it offers smaller shippers a level of service comparable to that typically reserved for larger customers. Examples of services that Landstar is able to make available through the agent network to smaller shippers include the ability to provide transportation services on short notice (often within hours from notification to time of pick-up), multiple pick-up and delivery points, electronic data interchange capability and access to specialized equipment. In addition, a number of the Company's agents specialize in certain types of freight and transportation services (such as oversized or heavy loads). An agent in the carrier segment is typically paid a percentage of the revenue generated through that agent, with volume-based incentives. An agent in the multimodal segment is typically paid a contractually agreed-upon percentage of the gross profit on revenue generated through that agent. During 2000, 362 agents generated revenue for Landstar of at least $1 million each, or approximately $1.2 billion of Landstar's total revenue. The majority of the agents who generate revenue of $1 million or more have chosen to represent Landstar exclusively. The typical Landstar agent maintains a relationship with a number of shippers and services these shippers by providing a base of operations for independent contractors, both single-unit and multi-unit contractors. Contracts with agents are typically terminable upon 30 days' notice. Historically, Landstar has experienced very limited agent turnover among its larger-volume agents.
Each operating subsidiary emphasizes programs to support the agents' operations and to establish pricing parameters. Each operating subsidiary contracts directly with customers and generally assumes the credit risk and liability for freight losses or damages.

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

In 2000, Landstar's truck turnover ratio was 60%. A significant portion of this turnover was attributable to independent contractors who had been independent contractors with the Company for less than one year and terminations initiated by the Company for safety-related compliance issues. Management believes that factors that tend to limit turnover include the Company's extensive agent network, the Company's programs to reduce the operating costs of its independent contractors and Landstar's reputation for quality, service and reliability. Management believes that a reduction in the amount of available freight may cause an increase in truck turnover.

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

CORPORATE SERVICES. Significant advantages result from the collective expertise and corporate services afforded by Landstar's corporate management. The primary services provided are:

safety                                         purchasing
strategic planning                             human resource management
technology and management information systems  finance
legal                                          accounting, budgeting and taxes
operator and equipment compliance              quality programs
risk management insurance services

Competition

Landstar competes primarily in the transportation services industry.
The transportation services industry is extremely competitive and fragmented. Landstar competes primarily with truckload carriers, intermodal transportation service providers, railroads, less-than-truckload carriers, third party broker carriers and other non-asset based transportation service providers.

Management believes that competition for the freight transported by the Company is based primarily on service and efficiency and, to a lesser degree, on freight rates alone. Management believes that Landstar's overall size and availability of a wide range of equipment, together with its geographically dispersed local independent agent network, present the Company with significant competitive advantages over many transportation service providers.
The Company also competes with motor carriers for the services of independent contractors and with motor carriers and other transportation services companies for the services of independent commission sales agents,
                                       10
contracts with whom are terminable upon short notice. The Company's overall size, coupled with its reputation for good relations with agents and independent contractors, have enabled the Company to attract a sufficient number of qualified agents and independent contractors.

Insurance and Claims

Potential liability associated with accidents in the trucking portion of the transportation services industry is severe and occurrences are unpredictable. Landstar retains liability up to $1,000,000 for each individual property, casualty and general liability claim, $250,000 for each workers' compensation claim and $100,000 for each cargo claim. The Company provides, on an actuarially determined basis, for the estimated cost of property, casualty and general liability claims reported and for claims incurred but not reported. Although Landstar has an active training and safety program, there can be no assurance that the frequency or severity of accidents or workers' compensation claims will not increase in the future, that there will not be unfavorable development of existing claims or that insurance premiums will not increase.
A material increase in the frequency or severity of accidents or workers' compensation claims or the unfavorable development of existing claims can be expected to adversely affect Landstar's operating results. Management believes that Landstar realizes significant savings in insurance premiums by retaining a larger amount of risk than might be prudent for a smaller company.

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

Approximately 100 Landstar Ranger drivers are represented by the
International Brotherhood of Teamsters (the "Teamsters"). The vast majority of these unionized drivers participate in the Teamsters' Central States Southeast and Southwest Areas Pension Fund (the "Fund"). Under a prior collective bargaining agreement, Landstar Ranger was required to make contributions to various Teamster pension funds for 205 drivers regardless of the actual number of unionized drivers. Effective April 1, 2000, a new collective bargaining agreement required Landstar Ranger to make pension contributions for only the actual number of unionized drivers. As a result of the elimination of the requirement to make contributions for more than the actual number of unionized drivers, the Trustees of the Fund have terminated participation in the Fund by Landstar Ranger effective October 1, 2000. The Trustees of the
Fund regard this action as a withdrawal by Landstar Ranger. In the third quarter of 2000, the Company recorded a charge in the amount of $2,230,000 for the estimated cost of withdrawal from the Fund.
                                       12

Seasonality

Landstar's operations are subject to seasonal trends common to the trucking industry. Results of operations for the quarter ending in March are typically lower than the quarters ending in June, September and December due to reduced shipments and higher operating costs in the winter months.

Employees

As of December 30, 2000, the Company and its subsidiaries employed
1,266 individuals. Approximately 100 Landstar Ranger drivers (out of a total of approximately 4,280) are members of the International Brotherhood of Teamsters. The Company considers relations with its employees to be good.

Item 2. - Properties

The Company owns or leases various properties in the U.S. for the Company's operations and administrative staff that support the independent commission sales agents and independent contractors. The carrier segment's primary facilities are located in Jacksonville, Florida and Rockford, Illinois.
The multimodal segment's primary facilities are located in Jacksonville, Florida. In addition, the Company's corporate headquarters are located in Jacksonville, Florida. The Rockford, Illinois facility of the carrier segment is owned by the Company. All other facilities are leased.

Management believes that Landstar's owned and leased properties are adequate for its current needs and that leased properties can be retained or replaced at acceptable cost.

Item 3. - Legal Proceedings

On August 5, 1997, suit was filed entitled Rene Alberto Rivas vs. Landstar System, Inc., Landstar Gemini, Inc., Landstar Ranger, Inc., Risk Management Claim Services, Inc., Insurance Management Corporation, and Does 1 through 500, inclusive, in federal district court in Los Angeles. The suit claimed Rivas represents a class of all drivers who, according to the suit, should be classified as employees and were therefore allegedly aggrieved by the practice of Landstar Gemini, Inc. requiring such drivers, as independent contractors, to provide either a worker's compensation certificate or to participate in an occupational accident insurance program. Rivas also claimed violations of federal leasing regulations for allegedly improperly disclosing the program. Rivas also claimed violations of Racketeer Influence and Corrupt Organizations ("RICO") Act and the California Business and Professions Act. He sought on behalf of himself and the class damages of $15 million trebled by virtue of trebling provisions in the RICO Act plus punitive damages. On March 24, 1998, the court granted defendant's motion to dismiss the RICO claim. This matter was settled in the third quarter of 2000 for a non-material amount and the parties executed a mutual dismissal with prejudice which was filed with the court on February 16, 2001.

The Company is routinely a party to litigation incidental to its business, primarily involving claims for personal injury and property damage incurred in the transportation of freight. The Company maintains insurance which covers liability amounts in excess of retained liabilities from personal injury and property damages claims.

Item 4. - Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2000.

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

        Calendar Period                 2000 Market Price    1999 Market Price
        ---------------                 -----------------    -----------------
                                          High     Low          High      Low
          First Quarter                $ 64 5/8  $ 38  1/16   $ 46 7/8  $ 31 11/16
          Second Quarter                 69 3/4    48 17/32     44 1/2    32  1/4
          Third Quarter                  60 5/8    42   1/2     42        34  7/8
          Fourth Quarter                 59        37   5/8     47 5/8    32  3/4

The reported last sale price per share of the Common Stock as quoted through the NASDAQ National Market System on March 19, 2001 was $64.375 per share. As of such date, Landstar had 8,518,533 shares of Common Stock outstanding. As of March 19, 2001, the Company had 75 stockholders of record of its Common Stock. However, the Company estimates that it has a significantly greater number of stockholders of record because a substantial number of the Company's shares are held by brokers or dealers for their customers in street name.

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

Item 6. - Selected Financial Data

The information required by this Item is set forth under the caption "Selected Consolidated Financial Data" in Exhibit 13 attached hereto, and is incorporated by reference in this Annual Report on Form 10-K. This information is also included on page 44 of the Company's 2000 Annual Report to Shareholders.

Item 7. - Management's Discussion and Analysis of Financial Condition and Results of Operations

The information required by this Item is set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Exhibit 13 attached hereto, and is incorporated by reference in this Annual Report on Form 10-K. This information is also included on pages 21 to 27 of the Company's 2000 Annual Report to Shareholders.

Item 7a. Quantitative and Qualitative Disclosures about Market Risk

The Company has a credit agreement with a syndicate of banks and The Chase Manhattan Bank, as the administrative agent, (the "Second Amended and Restated Credit Agreement") that provides $200,000,000 of borrowing capacity, consisting of $150,000,000 revolving credit and $50,000,000 revolving credit to finance acquisitions. Borrowings under the Second Amended and Restated Credit Agreement bear interest at rates equal to, at the option of Landstar, either (i) the greatest of (a) the prime rate as publicly announced from time to time by The Chase Manhattan Bank, (b) the three month CD rate adjusted for statutory reserves and FDIC assessment costs plus 1% and (c) the federal funds effective rate plus 1/2%, or, (ii) the rate at the time offered to The Chase Manhattan Bank in the Eurodollar market for amounts and periods comparable to the relevant loan plus a margin that is determined based on the level of the Company's Leverage Ratio, as defined in the Second Amended and Restated Credit Agreement. As of December 30, 2000, the weighted average interest rate on borrowings outstanding was 7.06%. During fiscal 2000, the average outstanding balance under the Second Amended and Restated Credit Agreement was $94,989,000. Based on the borrowing rates in the Second Amended and Restated Credit Agreement and the repayment terms, the fair value of the outstanding borrowings as of December 30, 2000 was estimated to approximate carrying value.

The Second Amended and Restated Credit Agreement expires on
October 10, 2002. The amounts outstanding on the Second Amended and Restated Credit Agreement are payable upon the expiration of the Second Amended and Restated Credit Agreement.

Item 8. - Financial Statements and Supplementary Data

The information required by this Item is set forth under the captions "Consolidated Balance Sheets," "Consolidated Statements of Income," "Consolidated Statements of Cash Flows," "Consolidated Statements of Changes in Shareholders' Equity," "Notes to Consolidated Financial Statements," "Independent Auditors' Report" and "Quarterly Financial Data" in Exhibit 13 attached hereto, and are incorporated by reference in this Annual Report on Form 10-K. This information is also included on pages 28 through 43 of the Company's 2000 Annual Report to Shareholders.

Item 9. - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                Part III

Item 10. - Directors and Executive Officers of the Registrant

The information required by this Item concerning the Directors (and nominees for Directors) and Executive Officers of the Company is set forth under the captions "Election of Directors," "Directors of the Company," "Information Regarding Board of Directors and Committees," and "Executive Officers of the Company" on pages 2 through 8, and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" on page 18 of the Company's definitive Proxy Statement for its annual meeting of shareholders filed with the Securities and Exchange Commission pursuant to Regulation 14A, and is incorporated herein by reference.

Item 11. - Executive Compensation

The information required by this Item is set forth under the captions "Compensation of Directors and Executive Officers," "Summary Compensation Table," "Fiscal Year-End Option Values," "Report of the Compensation
Committee on Executive Compensation," "Performance Comparison" and
"Key Executive Employment Protection Agreements" on pages 9 through 15 of the Company's definitive Proxy Statement for its annual meeting of shareholders filed with the Securities and Exchange Commission pursuant to Regulation 14A, and is incorporated herein by reference.

Item 12. - Security Ownership of Certain Beneficial Owners and Management

The information required by this Item is set forth under the caption "Security Ownership by Management and Others" on pages 16 through 18 of the Company's definitive Proxy Statement for its annual meeting of shareholders filed with the Securities and Exchange Commission pursuant to Regulation 14A, and is incorporated herein by reference.

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

Financial statements of the Company and related notes thereto, together with the report thereon of KPMG LLP dated February 6, 2001, are in Exhibit 13 attached hereto, and are incorporated by reference in this Annual Report on Form 10-K. This information is also included on pages 28 through 42 of the Company's 2000 Annual Report to Shareholders.

(2)  Financial Statement Schedules

The report of the Company's independent public accountants with respect to the financial statement schedules listed below appears on page 23 of this Annual Report on Form 10-K.

Schedule Number              Description                                   Page
---------------              -----------                                   ----
      I             Condensed Financial Information of Registrant
                     Parent Company Only Balance Sheet Information          S-1
      I             Condensed Financial Information of Registrant
                     Parent Company Only Statement of Income Information    S-2
      I             Condensed Financial Information of Registrant
                     Parent Company Only Statement of Cash
                      Flows Information                                     S-3
      II            Valuation and Qualifying Accounts
                     For the Fiscal Year Ended December 30, 2000            S-4
      II            Valuation and Qualifying Accounts
                     For the Fiscal Year Ended December 25, 1999            S-5
      II            Valuation and Qualifying Accounts
                     For the Fiscal Year Ended December 26, 1998            S-6

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

(b)  No reports on Form 8-K were filed during the last quarter of fiscal year
 2000.

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

                             LANDSTAR SYSTEM, INC.

                               By:  Henry H. Gerkens
                                    ----------------------------------------
                                    Henry H. Gerkens
                                    Executive Vice President & Chief Financial
                                     Officer

                               By:  Robert C. LaRose
                                    ----------------------------------------
                                    Robert C. LaRose
                                    Vice President Finance & Treasurer
Date:  March 21, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

 Signature                      Title                               Date
 ---------                      -----                               ----
Jeffrey C. Crowe      Chairman of the Board, President &       March 21, 2001
-------------------    Chief Executive Officer; Principal
Jeffrey C. Crowe        Executive Officer

Henry H. Gerkens      Director; Executive Vice President &     March 21, 2001
-------------------    Chief Financial Officer; Principal
Henry H. Gerkens        Financial Officer

Robert C. LaRose      Vice President Finance & Treasurer;
-------------------    Principal Accounting Officer            March 21, 2001
Robert C. LaRose

        *                 Director                             March 21, 2001
-------------------
David G. Bannister

        *                 Director                             March 21, 2001
-------------------
Ronald W. Drucker

        *                 Director                             March 21, 2001
-------------------
Merritt J. Mott

        *                 Director                             March 21, 2001
-------------------
William S. Elston

        *                 Director                             March 21, 2001
-------------------
Diana M. Murphy


Michael L. Harvey         Attorney In Fact
----------------------
By: Michael L. Harvey

                             EXHIBIT INDEX
Form 10-K for fiscal year ended 12/30/00

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

      3.1 Amended and Restated Certificate of Incorporation of the Company dated February 9, 1993 and Certificate of Designation of Junior Participating Preferred Stock. (Incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form S-1 (Registration No. 33-57174))

      3.2 The Company's Bylaws, as amended and restated on February 9, 1993. (Incorporated by reference to Exhibit 3.2 to the Registrant's Registration Statement on Form S-1. (Registration No. 33-57174))

  (4) Instruments defining the rights of security holders, including indentures:

      4.1 Specimen of Common Stock Certificate. (Incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-1 (Registration No. 33-57174))

      4.2 Rights Agreement, dated as of February 10, 1993, between the Company and Chemical Bank, as Rights Agent. (Incorporated by reference to
Exhibit 4.14 of Amendment No. 1 to the Registrant's Registration Statement on Form S-1 (Registration No. 33-57174))

      4.3 The Company agrees to furnish copies of any instrument defining the rights of holders of long-term debt of the Company and its respective consolidated subsidiaries that does not exceed 10% of the total assets of the Company and its respective consolidated subsidiaries to the Securities and Exchange Commission upon request.

4.4      Second Amended and Restated Credit Agreement, dated
October 10, 1997, among LSHI, Landstar, the lenders named therein and The Chase Manhattan Bank as administrative agent (including exhibits and schedules thereto).(Incorporated by reference to Exhibit 4.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 27, 1997 (Registration No. 0-21238))

Form 10-K for fiscal year ended 12/30/00

Exhibit No.     Description
-----------     -----------
      4.6 First Amendment, dated October 30, 1998, to the Second Amended and Restated Credit Agreement, dated October 10, 1997, among LSHI, Landstar, the lenders named therein and The Chase Manhattan Bank as administrative agent. (Incorporated by reference to Exhibit 4.6 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 26, 1998)

      4.7 Second Amendment, dated September 8, 1999, to the Second Amended and Restated Credit Agreement, dated as of October 10, 1997 (Incorporated by reference to Exhibit 4.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 25, 1999)

4.8 First Amendment of the Rights Agreement, dated December 22, 2000, between the Company and Mellon Investor Services, LLC, as successor by merger to Chemical Bank.

  (10)          Material Contracts:

      10.1+     Landstar System, Inc. 1993 Stock Option Plan. (Incorporated by
reference to Exhibit 10.1 to the Registrant's Registration Statement on Form S-1. (Registration No. 33-67666))

      10.2 Form of Indemnification Agreement between the Company and each of the directors and executive officers of the Company. (Incorporated by reference to Exhibit 10.7 of Amendment No. 1 to the Registrant's Registration Statement on Form S-1. (Registration No. 33-57174))

      10.3+     LSHI Management Incentive Compensation Plan.  (Incorporated by
reference to Exhibit 10.8 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 25, 1993. (Commission File No. 0-21238))

      10.4+     Landstar System, Inc. 1994 Director's Stock Option Plan.
(Incorporated by reference to Exhibit 99 to the Registrant's Registration Statement on Form S-8 filed July 5, 1995. (Registration No. 33-94304))

      10.5+     Key Executive Employment Protection Agreement dated
January 30, 1998 between Landstar System, Inc. and certain officers of the Company. (Incorporated by reference to Exhibit 10.9 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 27, 1997 (Commission File NO. 0-21238))

Form 10-K for fiscal year ended 12/30/00

Exhibit No.     Description
-----------     -----------

      10.6+    Amendment to the Landstar System, Inc. 1993 Stock Option
Plan (Incorporated by reference to Exhibit 10.10 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 27, 1997 (Commission File No. 0-21238))

      10.7+ Form of Promissory Notes between the Company and certain directors, executive officers and management of the Company for exercise of stock options

      10.8+* First Amendment to the Landstar System, Inc. 1994 Directors Stock Option Plan

      10.9+* Second Amendment to the Landstar System, Inc. 1994 Directors Stock Option Plan

     10.10+* Form of Promissory Notes between the Company and certain directors, executive officers and management of the Company for federal income tax purposes

     10.11+* Form of Promissory Notes between the Company and certain directors, executive officers and management of the Company for relocation purposes

  (11)          Statement re: Computation of Per Share Earnings:

      11.1* Landstar System, Inc. and Subsidiary Calculation of Earnings Per Common Share

      11.2* Landstar System, Inc. and Subsidiary Calculation of Diluted Earnings Per Share

  (13)          Annual Report to Shareholders, Form 10-Q or Quarterly Report to
                Shareholders:

      13.1*     Excerpts from the 2000 Annual Report to Shareholders

  (21)          Subsidiaries of the Registrant:

      21.1*     List of Subsidiary Corporations of the Registrant

  (23)          Consents of Experts and Counsel:

      23.1*     Consent of KPMG LLP as Independent Auditors of the Registrant

  (24)          Power of Attorney:

      24.1*     Powers of Attorney




___________________
+management contract or compensatory plan or arrangement
*Filed herewith.

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
Landstar System, Inc.:

Under date of February 6, 2001, we reported on the consolidated balance sheets of Landstar System, Inc. and subsidiary as of December 30, 2000 and December 25, 1999, and the related consolidated statements of income, changes in shareholders' equity and cash flows for the fiscal years ended December 30, 2000, December 25, 1999 and December 26, 1998, as contained in the 2000 annual report to shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 2000. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedules as listed in Item 14 (a)(2). These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


KPMG LLP


Stamford, Connecticut
February 6, 2001

                             LANDSTAR SYSTEM, INC. AND SUBSIDIARY
               SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                     PARENT COMPANY ONLY BALANCE SHEET INFORMATION
                    (Dollars in thousands, except per share amounts)

                                                 Dec. 30,          Dec. 25,
                                                   2000              1999
                                                 --------          --------
Assets
------

Investment in Landstar System Holdings, Inc.,
  net of advances                                $107,859          $106,884
                                                 --------          --------
Total assets                                     $107,859          $106,884
                                                 ========          ========

Liabilities and Shareholders' Equity
-----------------------------------


Shareholders' equity:
  Common stock, $.01 par value, authorized
    20,000,000 shares, issued 13,233,874
     and 13,063,974 shares                       $    132               131
  Additional paid-in capital                       71,325            65,833
  Retained earnings                               215,368           170,174
  Cost of 4,741,841 and 3,909,041 shares of
    common stock in treasury                     (172,727)         (127,560)
  Notes receivable arising from exercise of
     stock options                                 (6,239)           (1,694)
                                                 --------          --------
    Total shareholders' equity                    107,859           106,884
                                                 --------          --------
Total liabilities and shareholders' equity       $107,859          $106,884
                                                 ========          ========

                                    S-1

                          LANDSTAR SYSTEM, INC. AND SUBSIDIARY
               SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                  PARENT COMPANY ONLY STATEMENT OF INCOME INFORMATION
                    (Dollars in thousands, except per share amounts)

                                                    FISCAL YEARS ENDED
                                    ----------------------------------------------
                                      Dec. 30,          Dec. 25,          Dec. 26,
                                        2000              1999             1998
                                    ----------        ----------        ----------
Equity in undistributed earnings
 of Landstar System Holdings, Inc. $    45,296        $   46,018        $    11,897

Income taxes                               102                81                  5
                                    ----------        ----------        -----------
Net income                          $   45,194        $   45,937        $    11,892
                                    ==========        ==========        ===========

Earnings per common share           $     5.15        $     4.60        $      1.08
                                    ==========        ==========        ===========
Diluted earnings per share          $     5.03        $     4.55        $      1.07
                                    ==========        ==========        ===========
Average number of shares
   outstanding:
 Earnings per common share           8,781,000         9,982,000         11,022,000
                                    ==========        ==========        ===========

 Diluted earnings per share          8,981,000        10,102,000         11,123,000
                                    ==========        ==========         ==========

                                    S-2

                          LANDSTAR SYSTEM, INC. AND SUBSIDIARY
               SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                  PARENT COMPANY ONLY STATEMENT OF CASH FLOWS INFORMATION
                                 (Dollars in thousands)

                                                       FISCAL YEARS ENDED
                                       -----------------------------------------------
                                         Dec. 30,          Dec. 25,           Dec. 26,
                                          2000              1999               1998
                                       ----------        ----------        -----------
Operating Activities
--------------------
Net income                             $   45,194        $   45,937        $    11,892
Adjustments to reconcile net income
 to net cash used by
  operating activities:
   Equity in undistributed earnings of
    Landstar System Holdings, Inc.        (45,296)          (46,018)           (11,897)
                                       ----------        ----------        -----------

Net Cash Used By Operating
 Activities                                  (102)              (81)                (5)
                                       ----------        ----------        -----------
Investing Activities
--------------------
Additional investments in and advances
 from Landstar System Holdings,
 Inc., net                                 46,144            51,172             51,871
                                       ----------        ----------        -----------

Net Cash Provided By Investing
 Activities                                46,144            51,172             51,871
                                       ----------        ----------        -----------

Financing Activities
--------------------
Proceeds from sales of common stock           143               293              1,363
Purchases of common stock                 (46,185)          (51,384)           (53,229)
                                       ----------        ----------         ----------
Net Cash Used By Financing
 Activities                               (46,042)          (51,091)           (51,866)
                                       ----------        ----------         ----------

Change in cash                                  0                 0                  0
Cash at beginning of period                     0                 0                  0
                                       ----------        ----------         ----------
Cash at end of period                  $        0        $        0         $        0
                                       ==========        ==========         ==========

                                    S-3

                         LANDSTAR SYSTEM, INC. AND SUBSIDIARY
                    SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                      FOR THE FISCAL YEAR ENDED DECEMBER 30, 2000
                                 (Dollars in thousands)

COL. A                     COL. B          COL. C                COL. D        COL. E
------                     ------          ------                ------        ------
                          Balance         Additions
                            at      --------------------------
                         Beginning  Charged to  Charged to                    Balance
                            of      Costs and   Other Accounts   Deductions   at End
Description               Period    Expenses    Describe         Describe (A) of Period
-----------              ---------  ----------  --------------   ----------   ---------
Allowance for doubtful
 accounts:
  Deducted from trade
   receivables             $ 4,002   $   1,915    $         -     $  (1,467)   $ 4,450
  Deducted from other
   receivables               5,033       2,479              -        (2,423)     5,089
  Deducted from other non-
   current receivables       1,626         198              -            (8)     1,816
                           -------   ---------    -----------      --------    -------
                           $10,661   $   4,592    $         -     $  (3,898)   $11,355
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