Form 10-Q
period 2001-03-31
LANDSTAR SYSTEM INC
filed 2001-05-03
CIK 853816

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C.  20549

                                FORM 10-Q

(Mark One)
[  X  ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934

For the quarterly period ended March 31, 2001

                              or

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

                                             Yes  (  X  )      No  (    )

The number of shares of the registrant's Common Stock, par value $.01 per share, outstanding as of the close of business on April 27, 2001 was 8,518,533.

                                    PART I

                            FINANCIAL INFORMATION

                                    Index


                                    Item 1

Consolidated Balance Sheets as of March 31, 2001
  and December 30, 2000 ............................................... Page 3

Consolidated Statements of Income for the Thirteen Weeks
  Ended March 31, 2001 and March 25, 2000 .........................     Page 4

Consolidated Statements of Cash Flows for the Thirteen Weeks
  Ended March 31, 2001 and March 25, 2000 .........................     Page 5

Consolidated Statement of Changes in Shareholders'
  Equity for the Thirteen Weeks Ended March 31, 2001 .................. Page 6

Notes to Consolidated Financial Statements............................. Page 7

                                    Item 2

Management's Discussion and Analysis of
  Financial Condition and Results of Operations........................ Page 9

                                    Item 3

Quantitative and Qualitative Disclosures About Market Risk............. Page 14


Item 1.  Financial Statements

     The interim consolidated financial statements contained herein reflect all adjustments (all of a normal, recurring nature) which, in the opinion of management, are necessary for a fair statement of the financial condition, results of operations, cash flows and changes in shareholders' equity for the periods presented. They have been prepared in accordance with Rule 10-01 of Regulation S-X and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the thirteen weeks ended March 31, 2001 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 29, 2001.

     These interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's 2000 Annual Report on Form 10-K.

                         LANDSTAR SYSTEM, INC. AND SUBSIDIARY
                              CONSOLIDATED BALANCE SHEETS
                   (Dollars in thousands, except per share amounts)
                                     (Unaudited)

                                                                    March 31,         Dec 30,
                                                                         2001            2000
                                                                   ----------    ------------
ASSETS
Current assets:
   Cash                                                            $   27,845     $    32,926
   Short-term investments                                               3,017           1,500
   Trade accounts receivable, less allowance of $4,521
      and $4,450                                                      187,082         195,398
   Other receivables, including advances to independent
      contractors, less allowance of $6,102 and $5,089                 17,913          13,122
   Prepaid expenses and other current assets                            4,718           6,062
                                                                   ----------     -----------
          Total current assets                                        240,575         249,008
                                                                   ----------     -----------
Operating property, less accumulated depreciation
   and amortization of $38,406 and $37,497                             73,967          76,049
Goodwill, less accumulated amortization of $9,297 and $8,993           32,170          32,474
Deferred income taxes and other assets                                  9,542          12,831
                                                                   ----------     -----------
Total assets                                                       $  356,254     $   370,362
                                                                   ==========     ===========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Cash overdraft                                                  $   15,597     $    17,496
   Accounts payable                                                    60,627          63,002
   Current maturities of long-term debt                                 9,699           9,766
   Insurance claims                                                    21,540          23,364
   Accrued compensation                                                 2,994           8,277
   Other current liabilities                                           33,705          32,385
                                                                   ----------     -----------
          Total current liabilities                                   144,162         154,290
                                                                   ----------     -----------
Long-term debt, excluding current maturities                           74,462          84,877
Insurance claims                                                       21,263          23,336
Shareholders' equity:
   Common stock, $.01 par value, authorized 20,000,000
      shares, issued 13,260,374 and 13,233,874 shares                     133             132
   Additional paid-in capital                                          72,076          71,325
   Retained earnings                                                  223,722         215,368
   Cost of 4,741,841 shares of common stock in
      treasury                                                       (172,727)       (172,727)
   Notes receivable arising from exercise of stock options             (6,837)         (6,239)
                                                                   ----------     -----------
          Total shareholders' equity                                  116,367         107,859
                                                                   ----------     -----------
Total liabilities and shareholders' equity                         $  356,254     $   370,362
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

                                       3

                          LANDSTAR SYSTEM, INC. AND SUBSIDIARY
                           CONSOLIDATED STATEMENTS OF INCOME
                    (Dollars in thousands, except per share amounts)
                                     (Unaudited)

                                                    Thirteen Weeks Ended
                                                  -----------------------
                                                   March 31,    March 25,
                                                        2001         2000
                                                  ----------   ----------
Revenue                                           $  331,281   $  327,006
Investment income                                      1,056          930

Costs and expenses:
    Purchased transportation                         244,155      240,990
    Commissions to agents                             26,117       25,904
    Other operating costs                              8,103        7,447
    Insurance and claims                               7,803        9,104
    Selling, general and administrative               26,862       25,948
    Depreciation and amortization                      3,490        3,054
                                                  ----------   ----------
         Total costs and expenses                    316,530      312,447
                                                  ----------   ----------
Operating income                                      15,807       15,489
Interest and debt expense                              2,222        1,705
                                                  ----------   ----------
Income before income taxes                            13,585       13,784
Income taxes                                           5,231        5,445
                                                  ----------   ----------
Net income                                        $    8,354   $    8,339
                                                  ==========   ==========
Earnings per common share                         $     0.98   $     0.91
                                                  ==========   ==========
Diluted earnings per share                        $     0.96   $     0.89
                                                  ==========   ==========
Average number of shares outstanding:
     Earnings per common share                     8,512,000    9,169,000
                                                  ==========   ==========
     Diluted earnings per share                    8,730,000    9,371,000
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

                                  LANDSTAR SYSTEM, INC. AND SUBSIDIARY
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (Dollars in thousands)
                                              (Unaudited)

                                                                                    Thirteen Weeks Ended
                                                                                ---------------------------
                                                                                  March 31,       March 25,
                                                                                       2001            2000
                                                                                -----------     -----------
OPERATING ACTIVITIES
  Net income                                                                    $     8,354     $     8,339
  Adjustments to reconcile net income to net cash provided
       by operating activities:
     Depreciation and amortization of operating property                              3,186           2,750
     Amortization of goodwill                                                           304             304
     Non-cash interest charges                                                           81              81
     Provisions for losses on trade and other accounts receivable                     1,305             270
     Gains on sales of operating property                                              (102)            (46)
     Deferred income taxes, net                                                          68             263
     Changes in operating assets and liabilities:
            Decrease in trade and other accounts receivable                           2,220          22,451
            Decrease (increase) in prepaid expenses and other assets                  2,469          (2,461)
            Decrease in accounts payable                                             (2,375)         (6,138)
            Decrease in other liabilities                                            (3,963)         (5,631)
            Increase (decrease) in insurance claims                                  (3,897)            307
                                                                                -----------     -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                             7,650          20,489
                                                                                -----------     -----------
INVESTING ACTIVITIES
  Maturity of short-term investment                                                     498             500
  Purchases of operating property                                                    (1,309)         (2,304)
  Proceeds from sales of operating property                                             307             187
                                                                                -----------     -----------
NET CASH USED BY INVESTING ACTIVITIES                                                  (504)         (1,617)
                                                                                -----------     -----------
FINANCING ACTIVITIES
  Decrease in cash overdraft                                                         (1,899)         (8,586)
  Borrowings on revolving credit facility                                                            26,500
  Proceeds from exercise of stock options                                               154              79
  Purchases of common stock                                                                         (11,558)
  Principal payments on long-term debt and capital lease obligations                (10,482)         (1,791)
                                                                                -----------     -----------
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                                    (12,227)          4,644
                                                                                -----------     -----------
Increase (decrease) in cash                                                          (5,081)         23,516
Cash at beginning of period                                                          32,926          23,721
                                                                                -----------     -----------
Cash at end of period                                                           $    27,845     $    47,237
                                                                                ===========     ===========
See accompanying notes to consolidated financial statements.

                                  LANDSTAR SYSTEM, INC. AND SUBSIDIARY
                                   CONSOLIDATED STATEMENT OF CHANGES
                                       IN SHAREHOLDERS' EQUITY
                                 Thirteen Weeks Ended March 31, 2001
                                         (Dollars in thousands)
                                               (Unaudited)

                                                                                                Notes
                                                                     Treasury Stock        Receivable
                                Common Stock   Additional               at Cost          Arising from
                            ------------------  Paid-In  Retained  -------------------    Exercise of
                              Shares   Amount   Capital  Earnings    Shares    Amount   Stock Options      Total
                            ---------- ------- --------- --------- --------- ---------  -------------   ---------

Balance December 30, 2000   13,233,874 $   132 $  71,325 $ 215,368 4,741,841 $(172,727)  $     (6,239)  $ 107,859

Net income                                                   8,354                                          8,354

Exercises of stock options      26,500       1       751                                         (598)        154

                            ---------- ------- --------- --------- --------- ---------  -------------   ---------

Balance March 31, 2001      13,260,374 $   133 $  72,076 $ 223,722 4,741,841 $(172,727) $      (6,837)  $ 116,367
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

(1) Income Taxes

The provisions for income taxes for the 2001 and 2000 thirteen-week periods were based on estimated full year combined effective income tax rates of approximately 38.5% and 39.5%, respectively, which are higher than the statutory federal income tax rate primarily as a result of state income taxes, amortization of certain goodwill and the meals and entertainment exclusion.

(2) Earnings Per Share

Earnings per common share amounts are based on the weighted average number of common shares outstanding and diluted earnings per share amounts are based on the weighted average number of common shares outstanding plus the incremental shares that would have been outstanding upon the assumed exercise of all dilutive stock options.

(3) Additional Cash Flow Information

During the 2001 period, Landstar paid income taxes and interest of $354,000 and $2,371,000, respectively. During the 2000 period, Landstar paid income taxes and interest of $1,549,000 and $1,789,000, respectively.

(4)   Segment Information

      The following tables summarize information about Landstar's reportable business segments for the thirteen weeks ended March 31, 2001 and March 25, 2000 (in thousands):

      Thirteen Weeks Ended March 31, 2001
      ------------------------------------------

                                   Carrier    Multimodal   Insurance    Other      Total
                                   -------    ----------   ---------    -----      -----
      External revenue          $  263,385   $   61,829   $  6,067               $  331,281
      Investment income                                      1,056                    1,056
      Internal revenue               6,639          482      5,366                   12,487
      Operating income              17,034          586      7,196    $ (9,009)      15,807

      Thirteen Weeks Ended March 25, 2000
      ------------------------------------------

                                   Carrier    Multimodal   Insurance    Other      Total
                                   -------    ----------   ---------    -----      -----
      External revenue          $  255,805   $   65,198   $  6,003               $  327,006
      Investment income                                        930                      930
      Internal revenue               9,080           48      5,203                   14,331
      Operating income              18,712        1,782      4,799    $ (9,804)      15,489



/TABLE>


(5)   Commitments and Contingencies

      At March 31, 2001, Landstar had commitments for letters of credit outstanding in the amount of $23,804,000, primarily as collateral for insurance claims. The commitments for letters of credit outstanding included $10,080,000 under the Second Amended and Restated
      Credit Agreement and $13,724,000 secured by assets deposited with a financial institution.

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

Item 2. Management's Discussion and Analysis of Financial Condition and
Results of Operations

The following discussion should be read in conjunction with the attached interim consolidated financial statements and notes thereto, and with the Company's audited financial statements and notes thereto for the fiscal year ended December 30, 2000 and Management's Discussion and Analysis of Financial
Condition and Results of Operations included in the 2000 Annual Report to Shareholders.

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

Potential liability associated with accidents in the trucking industry is severe and occurrences are unpredictable. A material increase in the frequency or severity of accidents or workers' compensation claims or the unfavorable development of existing claims can be expected to adversely affect
Landstar's operating income. Landstar retains liability up to $1,000,000, through April 30, 2001 and $5,000,000 thereafter, for each individual property, casualty and general liability claim, $250,000 for each workers' compensation claim and $100,000 for each cargo claim.

Employee compensation and benefits account for over half of the Company's selling, general and administrative expense. Other significant components of selling, general and administrative expense are communications cost and rent expense.

Depreciation and amortization primarily relates to depreciation of trailers and management information services equipment.





The following table sets forth the percentage relationships of income and expense items to revenue for the periods indicated:


                                                     Thirteen Weeks Ended
                                                   ------------------------
                                                    March 31,     March 25,
                                                         2001          2000
                                                   ----------    ----------
Revenue                                                100.0%        100.0%
Investment income                                        0.3           0.3

Costs and expenses:
    Purchased transportation                            73.7          73.7
    Commissions to agents                                7.9           7.9
    Other operating costs                                2.4           2.3
    Insurance and claims                                 2.4           2.8
    Selling, general and administrative                  8.1           8.0
    Depreciation and amortization                        1.0           0.9
                                                      -------        ------
            Total costs and expenses                    95.5          95.6
                                                      -------        ------
Operating income                                         4.8           4.7
Interest and debt expense                                0.7           0.5
                                                      -------        ------
Income before income taxes                               4.1           4.2
Income taxes                                             1.6           1.7
                                                      -------        ------
Net income                                               2.5%          2.5%
                                                      =======        ======

THIRTEEN WEEKS ENDED MARCH 31, 2001 COMPARED TO THIRTEEN WEEKS
ENDED MARCH 25, 2000

Revenue for the 2001 thirteen-week period was $331,281,000, an increase of $4,275,000, or 1.3%, over the 2000 thirteen-week period. The increase was attributable to increased revenue of $7,580,000 and $64,000 at the carrier and insurance segments, respectively, partially offset by decreased revenue at the multimodal segment of $3,369,000. Overall, revenue per revenue mile increased approximately 3%, which reflected improved freight quality, while revenue miles were approximately 2% lower than 2000. Investment income at the insurance segment was $1,056,000 and $930,000 in the 2001 and 2000 periods, respectively.

Purchased transportation and commissions to agents were 73.7% and 7.9% of revenue, respectively, in both 2001 and 2000.

Other operating costs were 2.4% of revenue in 2001 compared with 2.3% in 2000. The increase in other operating costs as a percentage of revenue was primarily due to a higher provision for contractor bad debts and higher net trailer costs. Insurance and claims were 2.4% of revenue in 2001 compared with 2.8% in 2000. The decrease in insurance and claims as a percentage of revenue was primarily attributable to favorable development of prior year claims in 2001 and a decrease in the average severity of accidents. Selling, general and administrative costs were 8.1% of revenue in 2001 compared with 8.0% of revenue in 2000. The increase in selling, general and administrative costs as a percentage of revenue was primarily due to an increased provision for customer bad debts and increased wages and benefits, partially offset by a lower provision for bonuses under the management incentive compensation plan and lower management information services costs. Depreciation and amortization was 1.0% of revenue in 2001 and 0.9% of revenue in 2000. The increase in depreciation and amortization as a percentage of revenue was due to an increase in company-owned trailing equipment.

Interest and debt expense was 0.7% and 0.5% of revenue in 2001 and 2000, respectively. This increase was primarily attributable to the effect of higher average borrowings on the senior credit facility, which were used to finance a a portion of the Company's stock repurchase program, and increased capital lease obligations for trailing equipment.

The provisions for income taxes for the 2001 and 2000 thirteen-week periods were based on estimated full year combined effective income tax rates of approximately 38.5% and 39.5%, respectively, which are higher than the statutory federal income tax rate primarily as a result of state income taxes, amortization of certain goodwill and the meals and entertainment exclusion. The decrease in the effective income tax rate was attributable to the implementation of certain state income tax planning strategies.

Net income was $8,354,000, or $0.98 per common share ($0.96 per diluted share), in the 2001 period compared with $8,339,000, or $0.91 per common share ($0.89 per diluted share), in the 2000 period.

CAPITAL RESOURCES AND LIQUIDITY

Shareholders' equity increased to $116,367,000 at March 31, 2001 compared with $107,859,000 at December 30, 2000, primarily as a result of net income for the period. Shareholders' equity was 58% and 53% of total capitalization at March 31, 2001 and December 30, 2000, respectively. As of March 31, 2001, the Company may purchase 500,000 shares of its common stock under its authorized stock repurchase program.

Working capital and the ratio of current assets to current liabilities were $96,413,000 and 1.67 to 1, respectively, at March 31, 2001, compared with $94,718,000 and 1.61 to 1, respectively, at December 30, 2000. Landstar has historically operated with current ratios approximating 1.5 to 1. Cash provided by operating activities was $7,650,000 in the 2001 period compared with $20,489,000 in the 2000 period. The decrease in cash flow provided by operating activities was primarily attributable to timing of the collection of accounts receivable. During the 2001 period, Landstar purchased $1,309,000 of operating property. Management anticipates acquiring approximately $11,000,000 of operating property during the remainder of fiscal year 2001 either by purchase or lease financing.

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

FORWARD-LOOKING STATEMENTS

The following is a "safe harbor" statement under the Private Securities Litigation Reform Act of 1995. Statements contained in this document that are not based on historical facts are "forward-looking statements." This Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Form 10-Q statement contain forward-looking statements, such as statements which relate to Landstar's business objectives, plans, strategies and expectations. Terms such as "anticipates," "believes," "might," "will," the negative thereof and similar expressions are intended to identify forward-looking statements. Such statements are subject to uncertainties and risks, including but not limited to; an increase in the frequency or severity of accidents or workers' compensation claims; unfavorable development of existing accident claims; a downturn in domestic economic growth or growth in the transportation sector; and other operational, financial or legal risks or uncertainties detailed in Landstar's Securities and Exchange Commission filings from time to time. These risks and uncertainties could cause actual results or events to differ materially from historical results or those anticipated. Investors should not place undue reliance on such forward-looking statements and the Company undertakes no obligation to publicly update or revise any forward-looking statements.


SEASONALITY

Landstar's operations are subject to seasonal trends common to the trucking industry. Results of operations for the quarter ending in March is typically lower than the quarters ending June, September and December due to reduced shipments and higher operating costs in the winter months.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company maintains a credit agreement with a syndicate of banks and The Chase Manhattan Bank, as the administrative agent, (the "Second Amended and Restated Credit Agreement") that provides $200,000,000 of borrowing capacity, consisting of $150,000,000 revolving credit and $50,000,000 revolving credit to finance acquisitions. Borrowings under the Second Amended and Restated Credit Agreement bear interest at rates equal to, at the option of Landstar, either (i) the greatest of (a) the prime rate as publicly announced from time to time by The Chase Manhattan Bank, (b) the three month CD rate adjusted for statutory reserves and FDIC assessment costs plus 1% and (c) the federal funds effective rate plus 1/2%, or, (ii) the rate at the time offered to The Chase Manhattan Bank in the Eurodollar market for amounts and periods comparable to the relevant loan plus a margin that is determined based on the level of the Company's Leverage Ratio, as defined in the Second Amended and Restated Credit Agreement. There have been no significant changes that would affect the information provided in Item 7a of the 2000 Annual Report on Form 10-K regarding quantitative and qualitative disclosures about market risk.

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

(b)      Form 8-K

         The Company's Form 8-K filed with the Securities and Exchange Commission on February 8, 2001 made comment to a conference call held on that same day by the Company.

                              EXHIBIT INDEX

Registrant's Commission File No.: 0-21238

Exhibit No.       Description
------------      -----------

   (11)           Statement re: Computation of Per Share Earnings:

         11.1 * Landstar System, Inc. and Subsidiary Calculation of Earnings Per Common Share for the Thirteen Weeks Ended March 31, 2001 and March 25, 2000

11.2  *   Landstar System, Inc. and Subsidiary Calculation of Diluted
                  Earnings Per Share for the Thirteen Weeks Ended March 31, 2001 and March 25, 2000

   __________________
* Filed herewith

                                     SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          LANDSTAR SYSTEM, INC.



Date:     May 3, 2001                     Henry H. Gerkens
                                          ----------------------------
                                          Henry H. Gerkens
                                          Executive Vice President and
                                          Chief Financial Officer;
                                          Principal Financial Officer



Date:     May 3, 2001                     Robert C. LaRose
                                          ----------------------------
                                          Robert C. LaRose
                                          Vice President Finance and Treasurer;
                                          Principal Accounting Officer