Form 10-Q
period 2001-06-30
LANDSTAR SYSTEM INC
filed 2001-08-10
CIK 853816

                              UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C.  20549

                                FORM 10-Q

(Mark One)
[  X  ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934

For the quarterly period ended June 30, 2001

                              or

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

                                             Yes  (  X  )      No  (    )

The number of shares of the registrant's Common Stock, par value $.01 per share, outstanding as of the close of business on August 3, 2001 was 8,435,993.

                                    PART I

                            FINANCIAL INFORMATION

                                    Index


                                    Item 1

Consolidated Balance Sheets as of June 30, 2001
  and December 30, 2000 ...............................................  Page 3

Consolidated Statements of Income for the Twenty-Six and Thirteen Weeks
  Ended June 30, 2001 and June 24, 2000 .............................    Page 4

Consolidated Statements of Cash Flows for the Twenty-Six Weeks
  Ended June 30, 2001 and June 24, 2000 .............................    Page 5

Consolidated Statement of Changes in Shareholders'
  Equity for the Twenty-Six Weeks Ended June 30, 2001 .................. Page 6

Notes to Consolidated Financial Statements.............................  Page 7

                                    Item 2

Management's Discussion and Analysis of
  Financial Condition and Results of Operations........................  Page 9

                                    Item 3

Quantitative and Qualitative Disclosures About Market Risk.............  Page 15


Item 1.  Financial Statements

     The interim consolidated financial statements contained herein reflect all adjustments (all of a normal, recurring nature) which, in the opinion of management, are necessary for a fair statement of the financial condition, results of operations, cash flows and changes in shareholders' equity for the periods presented. They have been prepared in accordance with Rule 10-01 of Regulation S-X and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the twenty-six weeks ended June 30, 2001 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 29, 2001.

     These interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's 2000 Annual Report on Form 10-K.

                         LANDSTAR SYSTEM, INC. AND SUBSIDIARY
                              CONSOLIDATED BALANCE SHEETS
                   (Dollars in thousands, except per share amounts)
                                     (Unaudited)

                                                                     June 30,         Dec 30,
                                                                         2001            2000
                                                                   ----------    ------------
ASSETS
Current assets:
   Cash                                                            $   27,839     $    32,926
   Short-term investments                                               3,016           1,500
   Trade accounts receivable, less allowance of $4,737
      and $4,450                                                      193,214         195,398
   Other receivables, including advances to independent
      contractors, less allowance of $5,897 and $5,089                 14,345          13,122
   Prepaid expenses and other current assets                            4,956           6,062
                                                                   ----------     -----------
          Total current assets                                        243,370         249,008
                                                                   ----------     -----------
Operating property, less accumulated depreciation
   and amortization of $41,226 and $37,497                             72,095          76,049
Goodwill, less accumulated amortization of $9,602 and $8,993           31,865          32,474
Deferred income taxes and other assets                                 15,368          12,831
                                                                   ----------     -----------
Total assets                                                       $  362,698     $   370,362
                                                                   ==========     ===========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Cash overdraft                                                  $   15,401     $    17,496
   Accounts payable                                                    69,153          63,002
   Current maturities of long-term debt                                 9,736           9,766
   Insurance claims                                                    21,829          23,364
   Other current liabilities                                           32,310          40,662
                                                                   ----------     -----------
          Total current liabilities                                   148,429         154,290
                                                                   ----------     -----------
Long-term debt, excluding current maturities                           72,000          84,877
Insurance claims                                                       21,774          23,336
Shareholders' equity:
   Common stock, $.01 par value, authorized 20,000,000
      shares, issued 13,277,974 and 13,233,874 shares                     133             132
   Additional paid-in capital                                          72,696          71,325
   Retained earnings                                                  234,655         215,368
   Cost of 4,858,141 and 4,741,841 shares of common stock in
      treasury                                                       (180,602)       (172,727)
   Notes receivable arising from exercise of stock options             (6,387)         (6,239)
                                                                   ----------     -----------
          Total shareholders' equity                                  120,495         107,859
                                                                   ----------     -----------
Total liabilities and shareholders' equity                         $  362,698     $   370,362
                                                                   ==========     ===========
See accompanying notes to consolidated financial statements.
                                       3

                          LANDSTAR SYSTEM, INC. AND SUBSIDIARY
                           CONSOLIDATED STATEMENTS OF INCOME
                    (Dollars in thousands, except per share amounts)
                                     (Unaudited)

                                                   Twenty-Six Weeks Ended          Thirteen Weeks Ended
                                                  -----------------------        -----------------------
                                                    June 30,     June 24,          June 30,     June 24,
                                                        2001         2000              2001         2000
                                                  ----------   ----------        ----------   ----------
Revenue                                           $  689,299   $  685,561        $  358,018   $  358,555
Investment income                                      1,959        1,954               903        1,024

Costs and expenses:
    Purchased transportation                         510,037      505,108           265,882      264,118
    Commissions to agents                             54,007       53,938            27,890       28,034
    Other operating costs                             16,895       15,245             8,792        7,798
    Insurance and claims                              17,025       19,086             9,222        9,982
    Selling, general and administrative               50,975       51,704            24,113       25,756
    Depreciation and amortization                      7,026        6,190             3,536        3,136
    Non-recurring costs                                             3,040                          3,040
                                                  ----------   ----------        ----------   ----------
         Total costs and expenses                    655,965      654,311           339,435      341,864
                                                  ----------   ----------        ----------   ----------
Operating income                                      35,293       33,204            19,486       17,715
Interest and debt expense                              3,932        3,823             1,710        2,118
                                                  ----------   ----------        ----------   ----------
Income before income taxes                            31,361       29,381            17,776       15,597
Income taxes                                          12,074       11,605             6,843        6,160
                                                  ----------   ----------        ----------   ----------
Net income                                        $   19,287   $   17,776        $   10,933   $    9,437
                                                  ==========   ==========        ==========   ==========
Earnings per common share                         $     2.27   $     1.97        $     1.29   $     1.06
                                                  ==========   ==========        ==========   ==========
Diluted earnings per share                        $     2.21   $     1.92        $     1.26   $     1.04
                                                  ==========   ==========        ==========   ==========
Average number of shares outstanding:
     Earnings per common share                     8,503,000    9,024,000         8,494,000    8,880,000
                                                  ==========   ==========        ==========   ==========
     Diluted earnings per share                    8,718,000    9,237,000         8,707,000    9,104,000
                                                  ==========   ==========        ==========   ==========
See accompanying notes to consolidated financial statements.
                                       4

                                  LANDSTAR SYSTEM, INC. AND SUBSIDIARY
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (Dollars in thousands)
                                              (Unaudited)

                                                                                 Twenty-Six Weeks Ended
                                                                                ---------------------------
                                                                                   June 30,        June 24,
                                                                                       2001            2000
                                                                                -----------     -----------
OPERATING ACTIVITIES
  Net income                                                                    $    19,287     $    17,776
  Adjustments to reconcile net income to net cash provided
       by operating activities:
     Depreciation and amortization of operating property                              6,417           5,581
     Amortization of goodwill                                                           609             609
     Non-cash interest charges                                                           86             162
     Provisions for losses on trade and other accounts receivable                     3,406           1,122
     Gains on sales of operating property                                              (195)           (139)
     Deferred income taxes, net                                                        (120)            702
     Changes in operating assets and liabilities:
            Decrease (increase) in trade and other accounts receivable               (2,445)         11,521
            Increase in prepaid expenses and other assets                            (3,412)         (4,703)
            Increase (decrease) in accounts payable                                   6,151            (915)
            Decrease in other liabilities                                            (8,352)        (13,881)
            Increase (decrease) in insurance claims                                  (3,097)          1,424
                                                                                -----------     -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                            18,335          19,259
                                                                                -----------     -----------
INVESTING ACTIVITIES
  Maturities of short-term investments                                                  499           1,000
  Purchases of short-term investments                                                                (1,060)
  Purchases of operating property                                                    (2,825)         (4,101)
  Proceeds from sales of operating property                                             557             636
                                                                                -----------     -----------
NET CASH USED BY INVESTING ACTIVITIES                                                (1,769)         (3,525)
                                                                                -----------     -----------
FINANCING ACTIVITIES
  Decrease in cash overdraft                                                         (2,095)         (2,329)
  Borrowings on revolving credit facility                                                            26,500
  Proceeds from exercise of stock options                                             1,224             142
  Purchases of common stock                                                          (7,875)        (28,201)
  Principal payments on long-term debt and capital lease obligations                (12,907)         (3,660)
                                                                                -----------     -----------
NET CASH USED BY FINANCING ACTIVITIES                                               (21,653)         (7,548)
                                                                                -----------     -----------
Increase (decrease) in cash                                                          (5,087)          8,186
Cash at beginning of period                                                          32,926          23,721
                                                                                -----------     -----------
Cash at end of period                                                           $    27,839     $    31,907
                                                                                ===========     ===========
See accompanying notes to consolidated financial statements.
                                       5

                                  LANDSTAR SYSTEM, INC. AND SUBSIDIARY
                                   CONSOLIDATED STATEMENT OF CHANGES
                                       IN SHAREHOLDERS' EQUITY
                                 Twenty-Six Weeks Ended June 30, 2001
                                         (Dollars in thousands)
                                               (Unaudited)

                                                                                                Notes
                                                                     Treasury Stock        Receivable
                                Common Stock   Additional               at Cost          Arising from
                            ------------------  Paid-In  Retained  -------------------    Exercise of
                              Shares   Amount   Capital  Earnings    Shares    Amount   Stock Options      Total
                            ---------- ------- --------- --------- --------- ---------  -------------   ---------

Balance December 30, 2000   13,233,874 $   132 $  71,325 $ 215,368 4,741,841 $(172,727)  $     (6,239)  $ 107,859

Net income                                                  19,287                                         19,287

Purchases of common stock                                            116,300    (7,875)                    (7,875)

Exercises of stock options      44,100       1     1,371                                         (148)      1,224
                            ---------- ------- --------- --------- --------- ---------  -------------   ---------

Balance June 30, 2001       13,277,974 $   133 $  72,696 $ 234,655 4,858,141 $(180,602) $      (6,387)  $ 120,495
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

(1)   Non-recurring Costs

      On March 28, 2000, the Company announced a plan to restructure the operations of Landstar Ligon, Inc. and to relocate its headquarters from Madisonville, Kentucky to Jacksonville, Florida in June of 2000. As a result of this restructuring and relocation, a one-time charge in the amount of $3,040,000 was recorded during the second quarter of 2000 representing approximately $1,370,000 of employee and office relocation costs, $1,000,000 of severance costs and $670,000 of other costs. The restructuring and relocation were substantially completed by September 23, 2000. After deducting related income tax benefits of $1,225,000, this one-time restructuring charge reduced net income by $1,815,000, or $.20 per share ($.20 per diluted share), in both the 2000 twenty-six and thirteen-week periods.

(2)   Income Taxes

      The provisions for income taxes for the 2001 and 2000 twenty-six-week and thirteen-week periods were based on estimated full year combined effective income tax rates of approximately 38.5% and 39.5%, respectively, which is higher than the statutory federal income tax rate primarily as a result of state income taxes, amortization of certain goodwill and the meals and entertainment exclusion.

(3)   Earnings Per Share

      Earnings per common share amounts are based on the weighted average number of common shares outstanding and diluted earnings per share amounts are based on the weighted average number of common shares outstanding plus the incremental shares that would have been outstanding upon the assumed exercise of all dilutive stock options.

(4)   Additional Cash Flow Information

      During the 2001 period, Landstar paid income taxes and interest of $15,232,000 and $4,450,000, respectively. During the 2000 period, Landstar paid income taxes and interest of $15,858,000 and $4,073,000, respectively, and acquired operating property by entering into capital leases in the amount of $10,580,000.

(5)   Segment Information

      The following tables summarize information about Landstar's reportable business segments for the twenty-six and thirteen weeks ended
      June 30, 2001 and June 24, 2000 (in thousands):

      Twenty-Six Weeks Ended June 30, 2001
      ------------------------------------------

                                   Carrier    Multimodal   Insurance    Other      Total
                                   -------    ----------   ---------    -----      -----
      External revenue          $  543,559   $  134,019   $ 11,721               $  689,299
      Investment income                                      1,959                    1,959
      Internal revenue              14,431        1,121     13,054                   28,606
      Operating income              37,603        2,121     13,708    $(18,139)      35,293

      Twenty-Six Weeks Ended June 24, 2000
      ------------------------------------------

                                   Carrier    Multimodal   Insurance    Other      Total
                                   -------    ----------   ---------    -----      -----
      External revenue          $  538,509    $ 134,847   $ 12,205                $ 685,561
      Investment income                                      1,954                    1,954
      Internal revenue              18,508          241     11,566                   30,315
      Operating income              38,970 (1)    3,983     10,127    $(19,876)      33,204 (1)


      Thirteen Weeks Ended June 30, 2001
      ------------------------------------------

                                   Carrier    Multimodal   Insurance    Other      Total
                                   -------    ----------   ---------    -----      -----
      External revenue          $  280,174   $   72,190   $  5,654               $  358,018
      Investment income                                        903                      903
      Internal revenue               7,792          639      7,688                   16,119
      Operating income              20,569        1,535      6,512    $ (9,130)      19,486


      Thirteen Weeks Ended June 24, 2000
      ------------------------------------------

                                   Carrier    Multimodal   Insurance    Other      Total
                                   -------    ----------   ---------    -----      -----
      External revenue          $  282,704    $  69,649   $  6,202                $ 358,555
      Investment income                                      1,024                    1,024
      Internal revenue               9,428          193      6,363                   15,984
      Operating income              20,258 (1)    2,201      5,328    $(10,072)      17,715 (1)

      (1) Includes pre-tax restructuring costs of $3,040.


(6)   Commitments and Contingencies

      At June 30, 2001, Landstar had commitments for letters of credit outstanding in the amount of $22,496,000, primarily as collateral for insurance claims. The commitments for letters of credit outstanding included $10,080,000 under the Second Amended and Restated Credit Agreement and $12,416,000 secured by assets deposited with a financial institution.

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

Potential liability associated with accidents in the trucking industry is severe and occurrences are unpredictable. A material increase in the frequency or severity of accidents or workers' compensation claims or the unfavorable development of existing claims can be expected to adversely affect Landstar's operating income. Landstar retains liability for each individual commerical trucking claim up to $1,000,000 through April 30, 2001 and $5,000,000 thereafter. The Company also retains liability for each general liability claim up to $1,000,000, $250,000 for each workers' compensation claim and $100,000 for each cargo claim.

Employee compensation and benefits account for over half of the Company's selling, general and administrative expense. Other significant components of selling, general and administrative expense are communications costs and rent expense.

Depreciation and amortization primarily relates to depreciation of trailers and management information services equipment.

The following table sets forth the percentage relationships of income and expense items to revenue for the periods indicated:

                                                    Twenty-Six Weeks Ended       Thirteen Weeks Ended
                                                   ------------------------    ------------------------
                                                     June 30,      June 24,      June 30,      June 24,
                                                         2001          2000          2001          2000
                                                   ----------    ----------    ----------    ----------
Revenue                                                100.0%        100.0%        100.0%        100.0%
Investment income                                        0.3           0.3           0.3           0.3

Costs and expenses:
    Purchased transportation                            74.0          73.7          74.3          73.7
    Commissions to agents                                7.8           7.9           7.8           7.8
    Other operating costs                                2.5           2.2           2.4           2.2
    Insurance and claims                                 2.5           2.8           2.6           2.8
    Selling, general and administrative                  7.4           7.5           6.7           7.2
    Depreciation and amortization                        1.0           0.9           1.0           0.9
    Non-recurring costs                                                0.4                         0.8
                                                      -------        ------      -------        ------
            Total costs and expenses                    95.2          95.4          94.8          95.4
                                                      -------        ------      -------        ------
Operating income                                         5.1           4.9           5.5           4.9
Interest and debt expense                                0.6           0.6           0.5           0.6
                                                      -------        ------      -------        ------
Income before income taxes                               4.5           4.3           5.0           4.3
Income taxes                                             1.7           1.7           1.9           1.7
                                                      -------        ------      -------        ------
Net income                                               2.8%          2.6%          3.1%          2.6%
                                                      =======        ======      =======        ======

TWENTY-SIX WEEKS ENDED JUNE 30, 2001 COMPARED TO TWENTY-SIX WEEKS
ENDED JUNE 24, 2000

Revenue for the 2001 twenty-six-week period was $689,299,000, an increase of $3,738,000 over the 2000 twenty-six-week period. The increase was attributable to increased revenue of $5,050,000 at the carrier segment, partially offset by decreased revenue at the multimodal and insurance segments of $828,000 and $484,000, respectively. Overall, revenue per revenue mile (price) increased approximately 1%, which reflected improved freight quality. Investment income at the insurance segment was $1,959,000 and $1,954,000 in the 2001 and 2000 periods, respectively.

Purchased transportation was 74.0% of revenue in 2001 compared with 73.7% in 2000. The increase in purchased transportation as a percentage of revenue was primarily due to increased rates charged by third party capacity providers at the multimodal segment, decreased revenue at the insurance segment and increased brokerage revenue at the carrier segment. Commissions to agents were 7.8% of revenue in 2001 compared with 7.9% in 2000. The decrease in commissions to agents as a percentage of revenue was caused by the increased purchased transportation costs incurred at the multimodal segment which negatively impacted gross profit and resulted in lower agent commissions. Other operating costs were 2.5% of revenue in 2001 compared with 2.2% in 2000. The increase in other operating costs as a percentage of revenue was primarily due to higher net trailer costs, increased independent contractor recruiting and qualification costs and an increased provision for contractor bad debts. Insurance and claims were 2.5% of revenue in 2001 compared with 2.8% in 2000. The decrease in insurance and claims as a percentage of revenue was primarily attributable to favorable development of prior year claims in 2001 and reduced property and casualty insurance premiums. Selling, general and administrative costs were 7.4% of revenue in 2001 compared with 7.5% of revenue in 2000. The decrease in selling, general and administrative costs as a percentage of revenue was primarily due to a reduction in the provision for bonuses under the Company's management incentive compensation plan, partially offset by an increased provision for customer bad debt. Depreciation and amortization was 1.0% of revenue in 2001 compared with 0.9% in 2000. The increase in depreciation and amortization as a percentage of revenue was primarily attributable to increased Company-owned trailers.

On March 28, 2000, the Company announced a plan to restructure the operations of Landstar Ligon and to relocate its headquarters from Madisonville, Kentucky to Jacksonville, Florida in June of 2000. As a result of the restructuring and relocation, a one-time charge in the amount of $3,040,000 was recorded during the second quarter of 2000 representing approximately $1,370,000 of employee and office relocation costs, $1,000,000 of severance costs and $670,000 of other costs. The restructuring and relocation were substantially completed as of September 23, 2000.

Interest and debt expense was 0.6% of revenue in 2001 and 2000.

The provisions for income taxes for the 2001 and 2000 twenty-six-week periods were based on estimated full year combined effective income tax rates of approximately 38.5% and 39.5%, respectively, which are higher than the statutory federal income tax rate primarily as a result of state income taxes, amortization of certain goodwill and the meals and entertainment exclusion. The decrease in the effective income tax rate was attributable to the implementation of state income tax planning strategies.

Net income was $19,287,000, or $2.27 per common share ($2.21 per diluted share), in the 2001 period compared with $17,776,000, or $1.97 per common share ($1.92 per diluted share), in the 2000 period. Excluding restructuring costs, net income would have been $19,591,000, or $2.17 per common share ($2.12 diluted earnings per share) in the 2000 period.

THIRTEEN WEEKS ENDED JUNE 30, 2001 COMPARED TO THIRTEEN WEEKS
ENDED JUNE 24, 2000

Revenue for the 2001 thirteen-week period was $358,018,000, a decrease of $537,000 compared to the 2000 thirteen-week period. The decrease was attributable to decreased revenue of $2,530,000 and $548,000 at the carrier and insurance segments, respectively, partially offset by increased revenue at the multimodal segment of $2,541,000. Overall, revenue miles (volume) were approximately 1% higher than 2000. Investment income at the insurance segment was $903,000 and $1,024,000 in the 2001 and 2000 periods, respectively.

Purchased transportation was 74.3% of revenue in 2001 compared with 73.7% in 2000. The increase in purchased transportation as a percentage of revenue was primarily attributable to increased revenue contributed by the multimodal segment, which tends to pay higher rates for purchased transportation, decreased premium revenue at the insurance segment and increased brokerage revenue at the carrier segment. Commissions to agents were 7.8% of revenue in 2001 and in 2000. Other operating costs were 2.4% of revenue in 2001 compared with 2.2% in 2000. The increase in other operating costs as a percentage of revenue was primarily due to higher net trailer costs, an increased provision for contractor bad debts and increased independent contractor recruiting and qualification costs. Insurance and claims were 2.6% of revenue in 2001 compared with 2.8% in 2000. The decrease in insurance and claims as a percentage of revenue was primarily attributable to reduced property and casualty insurance premiums, resulting from the assumption of increased risk for property and casualty claims from $1 million to $5 million effective May 2001. Selling, general and administrative costs were 6.7% of revenue in 2001 compared with 7.2% of revenue in 2000. This decrease was primarily due to a decrease in the provision for bonuses under the management incentive compensation plan, partially offset by an increase in the provision for customer bad debt. Depreciation and amortization was 1.0% of revenue in 2001 compared with 0.9% in 2000. The increase in depreciation and amortization as a percentage of revenue was primarily attributable to increased Company-owned trailers.

Interest and debt expense was 0.5% and 0.6% of revenue in 2001 and 2000, respectively. The decrease was primarily attributable to the effect of lower average borrowings on the senior credit facility and lower interest rates.

The provisions for income taxes for the 2001 and 2000 thirteen-week periods were based on estimated full year combined effective income tax rates of approximately 38.5% and 39.5%, respectively, which are higher than the statutory federal income tax rate primarily as a result of state income taxes, amortization of certain goodwill and the meals and entertainment exclusion. The decrease in the effective income tax rate was attributable to the implementation of state income tax planning strategies.

Net income was $10,933,000, or $1.29 per common share ($1.26 per diluted share), in the 2001 period compared with $9,437,000, or $1.06 per common share ($1.04 per diluted share), in the 2000 period. Excluding restructuring costs, net income would have been $11,252,000, or $1.27 per common share ($1.24 diluted earnings per share) in the 2000 period.

CAPITAL RESOURCES AND LIQUIDITY

Shareholders' equity increased to $120,495,000 at June 30, 2001 compared with $107,859,000 at December 30, 2000, primarily as a result of net income for the period, partially offset by the repurchase of 116,300 shares of the Company's common stock at an aggregate cost of $7,875,000. Shareholders' equity was 60% and 53% of total capitalization at June 30, 2001 and December 30, 2000, respectively.

Working capital and the ratio of current assets to current liabilities were $94,941,000 and 1.64 to 1, respectively, at June 30, 2001, compared with $94,718,000 and 1.61 to 1, respectively, at December 30, 2000. Landstar has historically operated with current ratios approximating 1.5 to 1. Cash provided by operating activities was $18,335,000 in the 2001 period compared with $19,259,000 in the 2000 period. The decrease in cash flow provided by operating activities was primarily attributable timing of the collection of accounts receivable. During the 2001 period, Landstar purchased $2,825,000 of operating property. Management anticipates acquiring approximately $8,000,000 of operating property during the remainder of fiscal year 2001 either by purchase or lease financing.

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

In June 2001, the Financial Accounting Standards Board issued SFAS No. 142, "Goodwill and Other Intangible Assets." This Statement, effective for fiscal years beginning after December 15, 2001, establishes standards for recognizing and measuring goodwill and other intangible assets. The Company believes other than the elimination of amortization expense for goodwill currently reflected on the Company's balance sheet, the adoption of this Statement will not materially affect the financial position or results of operations of the Company or materially affect the Company's financial statements.

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

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders


On May 16, 2001, Landstar System, Inc. (the "Company") held its Annual Meeting of Shareholders (the "Meeting") at the Ponte Vedra Inn, Ponte Vedra Beach, Florida, 32082. The matters voted upon at the Meeting included (i) the election of three Class II directors for the terms to expire at the 2004 Annual Meeting of Shareholders and (ii) the ratification of appointment of KPMG LLP as the Company's independent auditors for fiscal year 2001.

Pursuant to the Company's Restated Certificate of Incorporation, the Board of Directors has fixed the number of directors at seven: two Class I directors whose members' terms will expire at the 2003 Annual Meeting of Shareholders; three Class II directors whose members' terms will expire at the 2004 Annual Meeting of Shareholders; and two Class III directors whose members' terms will expire at the 2002 Annual Meeting of Shareholders. With respect to the election of the three Class II directors at the Meeting, nominee Merritt J. Mott, nominee William S. Elston and nominee Diana M. Murphy were elected to the Board of Directors of the Company. Mr. Mott received 7,694,611 votes for election to the Board and 51,122 were withheld. Mr. Elston received 7,694,536 votes for election to the Board and 51,197 were withheld. Ms. Murphy received 7,694,627 votes for election to the Board and 51,106 were withheld. The names of the other directors whose terms of office as a director continued after the Meeting are as follows: Jeffrey C. Crowe (a Class III director), David G. Bannister (a Class III director), Henry H. Gerkens (a Class I director) and Ronald W. Drucker (a Class I director).

The proposal to appoint KPMG LLP as the Company's independent auditors for fiscal year 2001 was ratified by the Company's shareholders. Votes for the ratification were 7,669,684, votes against were 75,085 and votes abstaining were 964.

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

(b)      Form 8-K

         None.

                              EXHIBIT INDEX

Registrant's Commission File No.: 0-21238

Exhibit No.       Description
------------      -----------

   (11)           Statement re: Computation of Per Share Earnings:

         11.1 * Landstar System, Inc. and Subsidiary Calculation of Earnings Per Common Share for the Twenty-Six and Thirteen Weeks Ended June 30, 2001 and June 24, 2000

11.2  *   Landstar System, Inc. and Subsidiary Calculation of Diluted
                  Earnings Per Share for the Twenty-Six and Thirteen Weeks Ended June 30, 2001 and June 24, 2000

__________________
* Filed herewith

                                     SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          LANDSTAR SYSTEM, INC.



Date:     August 10, 2001                 Henry H. Gerkens
                                          ----------------------------
                                          Henry H. Gerkens
                                          President and
                                          Chief Financial Officer;
                                          Principal Financial Officer



Date:     August 10, 2001                 Robert C. LaRose
                                          ----------------------------
                                          Robert C. LaRose
                                          Vice President Finance and Treasurer;
                                          Principal Accounting Officer