Form 10-Q
period 2001-09-29
LANDSTAR SYSTEM INC
filed 2001-11-09
CIK 853816

                              UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C.  20549

                                FORM 10-Q

(Mark One)
[  X  ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934

For the quarterly period ended September 29, 2001

                              or

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

                                             Yes  (  X  )      No  (    )

The number of shares of the registrant's Common Stock, par value $0.01 per share, outstanding as of the close of business on November 8, 2001 was 8,086,993.

                                    PART I

                            FINANCIAL INFORMATION

                                    Index


                                    Item 1

Consolidated Balance Sheets as of September 29, 2001
  and December 30, 2000 ...............................................  Page 3

Consolidated Statements of Income for the Thirty-Nine and Thirteen Weeks
  Ended September 29, 2001 and September 23, 2000 ...................    Page 4

Consolidated Statements of Cash Flows for the Thirty-Nine Weeks
  Ended September 29, 2001 and September 23, 2000 ...................    Page 5

Consolidated Statement of Changes in Shareholders'
  Equity for the Thirty-Nine Weeks Ended September 29, 2001 ............ Page 6

Notes to Consolidated Financial Statements.............................  Page 7

                                    Item 2

Management's Discussion and Analysis of
  Financial Condition and Results of Operations........................  Page 9

                                    Item 3

Quantitative and Qualitative Disclosures About Market Risk.............  Page 15


Item 1.  Financial Statements

     The interim consolidated financial statements contained herein reflect all adjustments (all of a normal, recurring nature) which, in the opinion of management, are necessary for a fair statement of the financial condition, results of operations, cash flows and changes in shareholders' equity for the periods presented. They have been prepared in accordance with Rule 10-01 of Regulation S-X and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the thirty-nine weeks ended September 29, 2001 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 29, 2001.

     These interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's 2000 Annual Report on Form 10-K.

                         LANDSTAR SYSTEM, INC. AND SUBSIDIARY
                              CONSOLIDATED BALANCE SHEETS
                   (Dollars in thousands, except per share amounts)
                                     (Unaudited)

                                                                    Sept. 29,        Dec. 30,
                                                                         2001            2000
                                                                   ----------    ------------
ASSETS
Current assets:
   Cash                                                            $   35,079     $    32,926
   Short-term investments                                               3,002           1,500
   Trade accounts receivable, less allowance of $4,712
      and $4,450                                                      198,549         195,398
   Other receivables, including advances to independent
      contractors, less allowance of $6,746 and $5,089                 11,997          13,122
   Prepaid expenses and other current assets                            4,898           6,062
                                                                   ----------     -----------
          Total current assets                                        253,525         249,008
                                                                   ----------     -----------
Operating property, less accumulated depreciation
   and amortization of $42,708 and $37,497                             71,100          76,049
Goodwill, less accumulated amortization of $9,904 and $8,993           31,563          32,474
Deferred income taxes and other assets                                 10,757          12,831
                                                                   ----------     -----------
Total assets                                                       $  366,945     $   370,362
                                                                   ==========     ===========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Cash overdraft                                                  $   16,706     $    17,496
   Accounts payable                                                    67,793          63,002
   Current maturities of long-term debt                                 9,833           9,766
   Insurance claims                                                    21,350          23,364
   Other current liabilities                                           30,679          40,662
                                                                   ----------     -----------
          Total current liabilities                                   146,361         154,290
                                                                   ----------     -----------
Long-term debt, excluding current maturities                           94,433          84,877
Insurance claims                                                       21,328          23,336
Shareholders' equity:
   Common stock, $0.01 par value, authorized 20,000,000
      shares, issued 13,328,834 and 13,233,874 shares                     133             132
   Additional paid-in capital                                          74,211          71,325
   Retained earnings                                                  246,585         215,368
   Cost of 5,241,841 and 4,741,841 shares of common stock in
      treasury                                                       (209,926)       (172,727)
   Notes receivable arising from exercise of stock options             (6,180)         (6,239)
                                                                   ----------     -----------
          Total shareholders' equity                                  104,823         107,859
                                                                   ----------     -----------
Total liabilities and shareholders' equity                         $  366,945     $   370,362
                                                                   ==========     ===========
See accompanying notes to consolidated financial statements.
                                       3

                          LANDSTAR SYSTEM, INC. AND SUBSIDIARY
                           CONSOLIDATED STATEMENTS OF INCOME
                    (Dollars in thousands, except per share amounts)
                                     (Unaudited)

                                                  Thirty-Nine Weeks Ended          Thirteen Weeks Ended
                                                  -----------------------        -----------------------
                                                   Sept. 29,    Sept. 23,         Sept. 29,    Sept. 23,
                                                        2001         2000              2001         2000
                                                  ----------   ----------        ----------   ----------
Revenue                                           $1,044,983   $1,037,917        $  355,684   $  352,356
Investment income                                      2,861        3,154               902        1,200

Costs and expenses:
    Purchased transportation                         774,162      764,698           264,125      259,590
    Commissions to agents                             82,291       82,440            28,284       28,502
    Other operating costs                             24,841       22,413             7,946        7,168
    Insurance and claims                              23,802       25,317             6,777        6,231
    Selling, general and administrative               76,127       76,739            25,152       25,035
    Depreciation and amortization                     10,328        9,534             3,302        3,344
    Non-recurring costs                                             5,270                          2,230
                                                  ----------   ----------        ----------   ----------
         Total costs and expenses                    991,551      986,411           335,586      332,100
                                                  ----------   ----------        ----------   ----------
Operating income                                      56,293       54,660            21,000       21,456
Interest and debt expense                              5,529        6,243             1,597        2,420
                                                  ----------   ----------        ----------   ----------
Income before income taxes                            50,764       48,417            19,403       19,036
Income taxes                                          19,547       19,125             7,473        7,520
                                                  ----------   ----------        ----------   ----------
Net income                                        $   31,217   $   29,292        $   11,930   $   11,516
                                                  ==========   ==========        ==========   ==========
Earnings per common share                         $     3.71   $     3.29        $     1.45   $     1.33
                                                  ==========   ==========        ==========   ==========
Diluted earnings per share                        $     3.62   $     3.21        $     1.41   $     1.30
                                                  ==========   ==========        ==========   ==========
Average number of shares outstanding:
     Earnings per common share                     8,419,000    8,909,000         8,251,000    8,677,000
                                                  ==========   ==========        ==========   ==========
     Diluted earnings per share                    8,635,000    9,120,000         8,472,000    8,883,000
                                                  ==========   ==========        ==========   ==========
See accompanying notes to consolidated financial statements.
                                       4

                                  LANDSTAR SYSTEM, INC. AND SUBSIDIARY
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (Dollars in thousands)
                                              (Unaudited)

                                                                                 Thirty-Nine Weeks Ended
                                                                                ---------------------------
                                                                                  Sept. 29,       Sept. 23,
                                                                                       2001            2000
                                                                                -----------     -----------
OPERATING ACTIVITIES
  Net income                                                                    $    31,217     $    29,292
  Adjustments to reconcile net income to net cash provided
       by operating activities:
     Depreciation and amortization of operating property                              9,417           8,623
     Amortization of goodwill                                                           911             911
     Non-cash interest charges                                                           86             243
     Provisions for losses on trade and other accounts receivable                     5,300           2,145
     Gains on sales of operating property                                              (197)           (191)
     Deferred income taxes, net                                                        (192)          1,154
     Changes in operating assets and liabilities:
            Decrease (increase) in trade and other accounts receivable               (7,326)          8,354
            Decrease (increase) in prepaid expenses and other assets                  1,329            (473)
            Increase (decrease) in accounts payable                                   4,791          (6,832)
            Decrease in other liabilities                                            (9,983)        (10,261)
            Decrease in insurance claims                                             (4,022)         (4,031)
                                                                                -----------     -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                            31,331          28,934
                                                                                -----------     -----------
INVESTING ACTIVITIES
  Maturities of short-term investments                                                1,009           1,000
  Purchase of short-term investment                                                    (496)         (1,560)
  Purchases of operating property                                                    (4,902)         (6,220)
  Proceeds from sales of operating property                                             631           1,396
                                                                                -----------     -----------
NET CASH USED BY INVESTING ACTIVITIES                                                (3,758)         (5,384)
                                                                                -----------     -----------
FINANCING ACTIVITIES
  Increase (decrease) in cash overdraft                                                (790)          6,016
  Borrowings on revolving credit facility                                            25,000          27,500
  Proceeds from exercise of stock options                                             2,946             142
  Purchases of common stock                                                         (37,199)        (46,185)
  Principal payments on long-term debt and capital lease obligations                (15,377)         (5,941)
                                                                                -----------     -----------
NET CASH USED BY FINANCING ACTIVITIES                                               (25,420)        (18,468)
                                                                                -----------     -----------
Increase in cash                                                                      2,153           5,082
Cash at beginning of period                                                          32,926          23,721
                                                                                -----------     -----------
Cash at end of period                                                           $    35,079     $    28,803
                                                                                ===========     ===========
See accompanying notes to consolidated financial statements.
                                       5

                                  LANDSTAR SYSTEM, INC. AND SUBSIDIARY
                                   CONSOLIDATED STATEMENT OF CHANGES
                                       IN SHAREHOLDERS' EQUITY
                                 Thirty-Nine Weeks Ended September 29, 2001
                                         (Dollars in thousands)
                                               (Unaudited)

                                                                                                Notes
                                                                     Treasury Stock        Receivable
                                Common Stock   Additional               at Cost          Arising from
                            ------------------  Paid-In  Retained  -------------------    Exercise of
                              Shares   Amount   Capital  Earnings    Shares    Amount   Stock Options      Total
                            ---------- ------- --------- --------- --------- ---------  -------------   ---------

Balance December 30, 2000   13,233,874 $   132 $  71,325 $ 215,368 4,741,841 $(172,727)  $     (6,239)  $ 107,859

Net income                                                  31,217                                         31,217

Purchases of common stock                                            500,000   (37,199)                   (37,199)

Exercises of stock options      94,960       1     2,886                                           59       2,946
                            ---------- ------- --------- --------- --------- ---------  -------------   ---------

Balance September 29, 2001  13,328,834 $   133 $  74,211 $ 246,585 5,241,841 $(209,926) $      (6,180)  $ 104,823
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

(1)   Non-recurring Costs

      Approximately 100 Landstar Ranger, Inc. ("Landstar Ranger") drivers are represented by the International Brotherhood of Teamsters (the "Teamsters"). The vast majority of these unionized drivers participate in the Teamsters' Central States Southeast and Southwest Areas Pension Fund (the "Fund"). Under a prior collective bargaining agreement, Landstar Ranger was required to make contributions to various Teamster pension funds for 205 drivers regardless of the actual number of unionized drivers. Effective April 1, 2000, a new collective bargaining agreement required Landstar Ranger to make pension contributions for only the actual number of unionized drivers.
      As a result of the elimination of the requirement to make contributions for more than the actual number of unionized drivers, the Trustees of the Fund have terminated participation in the Fund by Landstar Ranger effective October 1, 2000. The Trustees of the Fund regard this action as a withdrawal by Landstar Ranger. In the third quarter of 2000, the Company recorded a charge in the amount of $2,230,000 for its estimated withdrawal liability from the Fund. After deducting income tax benefits of $880,000, this charge reduced net income by $1,350,000, or $0.15 per share ($0.15 per diluted share) in the 2000 thirty-nine-week period and $0.16 per share ($0.15 per diluted share) in the 2000 thirteen-week period.

      On March 28, 2000, the Company announced a plan to restructure the operations of Landstar Ligon, Inc. and to relocate its headquarters from Madisonville, Kentucky to Jacksonville, Florida in June of 2000.
      As a result of this restructuring and relocation, a one-time charge in the amount of $3,040,000 was recorded during the second quarter of 2000. The restructuring and relocation were substantially completed by September 23, 2000. After deducting related income tax benefits of $1,225,000, this one-time restructuring charge reduced net income by $1,815,000, or $0.20 per share ($0.20 per diluted share), in the 2000 thirty-nine-week period.

(2)   Income Taxes

      The provisions for income taxes for the 2001 and 2000 thirty-nine-week and thirteen-week periods were based on estimated full year combined effective income tax rates of approximately 38.5% and 39.5%, respectively, which are higher than the statutory federal income tax rate primarily as a result of state income taxes, amortization of certain goodwill and the meals and entertainment exclusion.

(3)   Earnings Per Share

      Earnings per common share amounts are based on the weighted average number of common shares outstanding and diluted earnings per share amounts are based on the weighted average number of common shares outstanding plus the incremental shares that would have been outstanding upon the assumed exercise of all dilutive stock options.

(4)   Additional Cash Flow Information

      During the 2001 thirty-nine-week period, Landstar paid income taxes and interest of $19,131,000 and $6,175,000, respectively. The Company has not acquired operating property by entering into capital leases during 2001. During the 2000 thirty-nine-week period, Landstar paid income taxes and interest of $21,332,000 and $6,653,000, respectively, and acquired operating property by entering into capital leases in the amount of $17,710,000.

(5)   Segment Information

      The following tables summarize information about Landstar's reportable business segments for the thirty-nine and thirteen weeks ended September 29, 2001 and September 23, 2000 (in thousands):

      Thirty-Nine Weeks Ended September 29, 2001
      ------------------------------------------

                                   Carrier    Multimodal   Insurance    Other      Total
                                   -------    ----------   ---------    -----      -----
      External revenue          $  820,055   $  207,209   $ 17,719               $1,044,983
      Investment income                                      2,861                    2,861
      Internal revenue              22,100        1,764     20,185                   44,049
      Operating income              56,055        3,836     22,932    $(26,530)      56,293

      Thirty-Nine Weeks Ended September 23, 2000
      ------------------------------------------

                                   Carrier    Multimodal   Insurance    Other      Total
                                   -------    ----------   ---------    -----      -----
      External revenue          $  816,079    $ 203,541   $ 18,297               $1,037,917
      Investment income                                      3,154                    3,154
      Internal revenue              26,913          604     16,860                   44,377
      Operating income              61,519 (1)    6,056     17,263    $(30,178)      54,660 (1)


      Thirteen Weeks Ended September 29, 2001
      ------------------------------------------

                                   Carrier    Multimodal   Insurance    Other      Total
                                   -------    ----------   ---------    -----      -----
      External revenue          $  276,496   $   73,190   $  5,998               $  355,684
      Investment income                                        902                      902
      Internal revenue               7,669          643      7,131                   15,443
      Operating income              18,452        1,715      9,224    $(8,391)       21,000


      Thirteen Weeks Ended September 23, 2000
      ------------------------------------------

                                   Carrier    Multimodal   Insurance    Other      Total
                                   -------    ----------   ---------    -----      -----
      External revenue          $  277,570    $  68,694   $  6,092                $ 352,356
      Investment income                                      1,200                    1,200
      Internal revenue               8,405          363      5,294                   14,062
      Operating income              22,549 (2)    2,073      7,136    $(10,302)      21,456 (2)

      (1) Includes pre-tax non-recurring costs of $5,270.

      (2) Includes pre-tax non-recurring costs of $2,230.


(6)   Commitments and Contingencies

      At September 29, 2001, Landstar had commitments for letters of credit outstanding in the amount of $20,929,000, primarily as collateral for insurance claims. The commitments for letters of credit outstanding included $10,080,000 under the Second Amended and Restated Credit Agreement and $10,849,000 secured by assets deposited with a financial institution.

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

Potential liability associated with accidents in the trucking industry is severe and occurrences are unpredictable. A material increase in the frequency or severity of accidents or workers' compensation claims or the unfavorable development of existing claims can be expected to adversely affect Landstar's operating income. Landstar retains liability for each individual commercial trucking claim up to $1,000,000 through April 30, 2001 and $5,000,000 thereafter. The Company also retains liability for each general liability claim up to $1,000,000, $250,000 for each workers' compensation claim and $100,000 for each cargo claim.

Employee compensation and benefits account for over half of the Company's selling, general and administrative expense. Other significant components of selling, general and administrative expense are communications costs and rent expense.

Depreciation and amortization primarily relates to depreciation of trailers and management information services equipment.

The following table sets forth the percentage relationships of income and expense items to revenue for the periods indicated:

                                                    Thirty-Nine Weeks Ended       Thirteen Weeks Ended
                                                   ------------------------    ------------------------
                                                    Sept. 29,     Sept. 23,     Sept. 29,     Sept. 23,
                                                         2001          2000          2001          2000
                                                   ----------    ----------    ----------    ----------
Revenue                                                100.0%        100.0%        100.0%        100.0%
Investment income                                        0.3           0.3           0.3           0.3

Costs and expenses:
    Purchased transportation                            74.1          73.7          74.3          73.7
    Commissions to agents                                7.8           7.9           8.0           8.1
    Other operating costs                                2.4           2.2           2.2           2.0
    Insurance and claims                                 2.3           2.4           1.9           1.8
    Selling, general and administrative                  7.3           7.4           7.1           7.1
    Depreciation and amortization                        1.0           0.9           0.9           0.9
    Non-recurring costs                                                0.5                         0.6
                                                      -------        ------      -------        ------
            Total costs and expenses                    94.9          95.0          94.4          94.2
                                                      -------        ------      -------        ------
Operating income                                         5.4           5.3           5.9           6.1
Interest and debt expense                                0.5           0.6           0.4           0.7
                                                      -------        ------      -------        ------
Income before income taxes                               4.9           4.7           5.5           5.4
Income taxes                                             1.9           1.9           2.1           2.1
                                                      -------        ------      -------        ------
Net income                                               3.0%          2.8%          3.4%          3.3%
                                                      =======        ======      =======        ======

THIRTY-NINE WEEKS ENDED SEPTEMBER 29, 2001 COMPARED TO THIRTY-NINE WEEKS ENDED SEPTEMBER 23, 2000

Revenue for the 2001 thirty-nine-week period was $1,044,983,000, an increase of $7,066,000 over the 2000 thirty-nine-week period. The increase was attributable to increased revenue of $3,976,000 at the carrier segment and $3,668,000 at the multimodal segment, partially offset by decreased revenue at the insurance segment of $578,000. Overall, revenue per revenue mile (price) increased approximately 1.5%, which reflected improved freight quality primarily at the multimodal segment, and more than offset a slight decline in revenue miles (volume).

Investment income at the insurance segment was $2,861,000 and $3,154,000 in the 2001 and 2000 periods, respectively. The decrease in investment income was primarily due to a reduced rate of return on the investment portfolio held by the insurance segment.

Purchased transportation was 74.1% of revenue in 2001 compared with 73.7% in 2000. The increase in purchased transportation as a percentage of revenue was primarily due to increased rates charged by third party capacity providers at the multimodal segment, increased brokerage revenue at the carrier segment and decreased revenue at the insurance segment. Commissions to agents were 7.8% of revenue in 2001 compared with 7.9% in 2000. The decrease in commissions to agents as a percentage of revenue was caused by the increased purchased transportation costs incurred at the multimodal segment which negatively impacted gross profit and resulted in lower agent commissions.

Other operating costs were 2.4% of revenue in 2001 compared with 2.2% in 2000. The increase in other operating costs as a percentage of revenue was primarily due to higher net trailer costs, increased independent contractor recruiting and qualification costs and an increased provision for contractor bad debts. Insurance and claims were 2.3% of revenue in 2001 compared with 2.4% in 2000. The decrease in insurance and claims as a percentage of revenue was primarily attributable to reduced premiums for commercial trucking liability insurance and increased brokerage revenue as a percentage of total revenue, which has a lower claims risk profile. Selling, general and administrative costs were 7.3% of revenue in 2001 compared with 7.4% of revenue in 2000. The decrease in selling, general and administrative costs as a percentage of revenue was primarily due to a reduction in the provision for bonuses under the Company's management incentive compensation plan, partially offset by an increased provision for customer bad debts. Depreciation and amortization was 1.0% of revenue in 2001 compared with 0.9% in 2000. The increase in depreciation and amortization as a percentage of revenue was primarily attributable to increased Company-owned trailers.

Approximately 100 Landstar Ranger drivers are represented by the International Brotherhood of Teamsters (the "Teamsters"). The vast majority of these unionized drivers participate in the Teamsters' Central States Southeast and Southwest Areas Pension Fund (the "Fund"). Under a prior collective bargaining agreement, Landstar Ranger was required to make contributions to various Teamster pension funds for 205 drivers regardless of the actual number of unionized drivers. Effective April 1, 2000, a new collective bargaining agreement required Landstar Ranger to make pension contributions for only the actual number of unionized drivers.
As a result of the elimination of the requirement to make contributions for more than the actual number of unionized drivers, the Trustees of the Fund have terminated participation in the Fund by Landstar Ranger effective October 1, 2000. The Trustees of the Fund regard this action as a withdrawal by Landstar Ranger. In the third quarter of 2000, the Company recorded a charge in the amount of $2,230,000 for its estimated withdrawal liability from the Fund.

On March 28, 2000, the Company announced a plan to restructure the operations of Landstar Ligon and to relocate its headquarters from Madisonville, Kentucky to Jacksonville, Florida in June of 2000. As a result of the restructuring and relocation, a one-time charge in the amount of $3,040,000 was recorded during the second quarter of 2000. The restructuring and relocation were substantially completed as of September 23, 2000.

Interest and debt expense was 0.5% of revenue in 2001 and 0.6% of revenue in 2000. The decrease in interest expense as a percentage of revenue was primarily attributable to lower interest rates, partially offset by increased capital lease obligations for trailing equipment.

The provisions for income taxes for the 2001 and 2000 thirty-nine-week periods were based on estimated full year combined effective income tax rates of approximately 38.5% and 39.5%, respectively, which are higher than the statutory federal income tax rate primarily as a result of state income taxes, amortization of certain goodwill and the meals and entertainment exclusion. The decrease in the effective income tax rate was attributable to the implementation of state income tax planning strategies.

Net income was $31,217,000, or $3.71 per common share ($3.62 per diluted share), in the 2001 period compared with $29,292,000, or $3.29 per common share ($3.21 per diluted share), in the 2000 period. Excluding non-recurring costs, net income would have been $32,457,000, or $3.64 per common share ($3.56 diluted earnings per share) in the 2000 period.

THIRTEEN WEEKS ENDED SEPTEMBER 29, 2001 COMPARED TO THIRTEEN WEEKS ENDED SEPTEMBER 23, 2000

Revenue for the 2001 thirteen-week period was $355,684,000, an increase of $3,328,000 over the 2000 thirteen-week period. The increase was attributable to increased revenue at the multimodal segment of $4,496,000, partially offset by decreased revenue of $1,074,000 and $94,000 at the carrier and insurance segments, respectively. Overall, revenue per revenue mile increased approximately 2%, which reflected improved freight quality primarily at the multimodal segment, and more than offset a 1% decline in revenue miles. Investment income at the insurance segment was $902,000 and $1,200,000 in the 2001 and 2000 periods, respectively. The decrease in investment income was primarily due to a reduced rate of return on the investment portfolio held by the insurance segment.

Purchased transportation was 74.3% of revenue in 2001 compared with 73.7% in 2000. The increase in purchased transportation as a percentage of revenue was primarily due to increased purchased transportation rates charged by third party capacity providers at the multimodal segment and increased brokerage revenue at the carrier segment. Commissions to agents were 8.0% of revenue in 2001 and 8.1% of revenue in 2000. The decrease in commissions to agents as a percentage of revenue was primarily caused by the increased purchase transportation costs incurred at the multimodal segment which negatively impacted gross profit and resulted in lower agent commissions. Other operating costs were 2.2% of revenue in 2001 compared with 2.0% in 2000. The increase in other operating costs as a percentage of revenue was primarily due to higher net trailer costs and increased independent contractor recruiting and qualification costs. Insurance and claims were 1.9% of revenue in 2001 compared with 1.8% in 2000. The increase in insurance and claims as a percentage of revenue was primarily attributable to favorable development of prior year claims in 2000, partially offset by reduced premiums for commercial trucking liability insurance in 2001. Selling, general and administrative costs were 7.1% of revenue in 2001 and 2000. Depreciation and amortization was 0.9% of revenue in 2001 and 2000.

Interest and debt expense was 0.4% and 0.7% of revenue in 2001 and 2000, respectively. The decrease was primarily attributable to lower interest rates.

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

Net income was $11,930,000, or $1.45 per common share ($1.41 per diluted share), in the 2001 period compared with $11,516,000, or $1.33 per common share ($1.30 per diluted share), in the 2000 period. Excluding the non-recurring costs related to the estimated withdrawal liability, net income would have been $12,866,000, or $1.48 per common share ($1.45 diluted earnings per share) in the 2000 period.

CAPITAL RESOURCES AND LIQUIDITY

Shareholders' equity decreased to $104,823,000 at September 29, 2001 compared with $107,859,000 at December 30, 2000, primarily as a result of the purchase of 500,000 shares of the Company's common stock at an aggregate cost of $37,199,000, partially offset by net income for the period. Shareholders' equity was 50% and 53% of total capitalization at September 29, 2001 and December 30, 2000, respectively. As of September 29, 2001 the Company may purchase an additional 500,000 shares of its common stock under its authorized stock repurchase program.

Working capital and the ratio of current assets to current liabilities were $107,164,000 and 1.73 to 1, respectively, at September 29, 2001, compared with $94,718,000 and 1.61 to 1, respectively, at December 30, 2000. Landstar has historically operated with current ratios approximating 1.5 to 1. Cash provided by operating activities was $31,331,000 in the 2001 period compared with $28,934,000 in the 2000 period. The increase in cash flow provided by operating activities was primarily attributable timing of payments.
During the 2001 period, Landstar purchased $4,902,000 of operating property. Management anticipates purchasing approximately $1,000,000 of operating property during the remainder of fiscal year 2001.

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

(b)      Form 8-K

         The Company's Form 8-K filed with the Securities and Exchange Commission on August 15, 2001 made comment to erroneous information on four separate Form 4 filings that were made by the Company on August 10, 2001.

                              EXHIBIT INDEX

Registrant's Commission File No.: 0-21238

Exhibit No.       Description
------------      -----------

   (11)           Statement re: Computation of Per Share Earnings:

         11.1 * Landstar System, Inc. and Subsidiary Calculation of Earnings Per Common Share for the Thirty-Nine and Thirteen Weeks Ended September 29, 2001 and September 23, 2000

11.2  *   Landstar System, Inc. and Subsidiary Calculation of Diluted
                  Earnings Per Share for the Thirty-Nine and Thirteen Weeks Ended September 29, 2001 and September 23, 2000

__________________
* Filed herewith

                                     SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          LANDSTAR SYSTEM, INC.



Date:      November 8, 2001               Henry H. Gerkens
                                          ----------------------------
                                          Henry H. Gerkens
                                          President and
                                          Chief Financial Officer;
                                          Principal Financial Officer



Date:      November 8, 2001               Robert C. LaRose
                                          ----------------------------
                                          Robert C. LaRose
                                          Vice President Finance, Treasurer and
                                          Secretary; Principal
                                          Accounting Officer