Form 10-K
period 2001-12-29
LANDSTAR SYSTEM INC
filed 2002-03-21
CIK 853816

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-K
(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 29, 2001
                          -----------------
                                             or
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

                      Documents Incorporated by Reference

Portions of the following documents are incorporated by reference in this Form 10-K as indicated herein:
                                           Part of 10-K into
         Document                          which incorporated
         --------                          ------------------
2001 Annual Report to Shareholders            Part II
Proxy Statement relating to                   Part III
  Landstar System, Inc.'s Annual
  Meeting of Shareholders


The number of shares of the registrant's common stock, par value $.01 per share, (the "Common Stock") outstanding as of the close of business on March 15, 2002 was 8,105,753; and the aggregate market value of the voting stock held by non-affiliates of the registrant was $757,861,419 (based on the $94.400 per share closing price on that date, as reported by NASDAQ National Market System). In making this calculation, the registrant has assumed, without admitting for any purpose, that all directors and executive officers of the registrant, and no other person, are affiliates.

                             LANDSTAR SYSTEM, INC.
                       2001 Annual Report on Form 10-K

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

                                    Part I
Item 1. - Business

General

Landstar System, Inc. (herein referred to as "Landstar" or the "Company") was incorporated in January 1991 under the laws of the State of Delaware and acquired all of the capital stock of its predecessor, Landstar System Holdings, Inc. ("LSHI") on March 28, 1991. LSHI owns directly or indirectly all of the common stock of Landstar Ranger, Inc. ("Landstar Ranger"), Landstar Inway, Inc. ("Landstar Inway"), Landstar Ligon, Inc. ("Landstar Ligon"), Landstar Gemini, Inc. ("Landstar Gemini"),
Landstar Carrier Services, Inc., Landstar Logistics, Inc.
("Landstar Logistics"), Landstar Express America, Inc.
("Landstar Express America"), Landstar Contractor Financing, Inc. ("LCFI"), Landstar Capacity Services, Inc., Risk Management Claim Services, Inc. ("RMCS"), Signature Technology Services, Inc. ("STSI") and Signature Insurance Company ("Signature"). Landstar Ranger, Landstar Inway, Landstar Ligon, Landstar Gemini, Landstar Logistics and Landstar Express America are collectively herein referred to as Landstar's "Operating Subsidiaries." The Company's principal executive offices are located at 13410 Sutton Park Drive South, Jacksonville, Florida 32224 and its telephone number is (904) 398-9400. The Company's website is www.landstar.com.

Historical Background

In March 1991, Landstar acquired LSHI in a buy-out organized by Kelso & Company, Inc. ("Kelso"). Investors in the acquisition included Kelso
Investment Associates IV L.P. ("KIA IV"), an affiliate of Kelso, ABS MB Limited Partnership ("ABSMB"), an affiliate of DB Alex. Brown LLC
(formerly known as Alex. Brown & Sons Incorporated), and certain management employees of Landstar and its subsidiaries (the "Management Stockholders"). In March 1993, Landstar completed a recapitalization
(the "Recapitalization") that increased shareholders' equity, reduced indebtedness and improved the Company's operating and financial flexibility. The Recapitalization involved three principal components: (i) the initial public offering (the "IPO") of 5,387,000 shares of Common Stock, at an initial price to the public of $13 per share, (ii) the retirement of all $38 million outstanding principal amount of LSHI's 14% Senior Subordinated Notes due 1998 (the "14% Notes"), and (iii) the refinancing of the Company's then existing senior debt facility with a senior bank credit agreement. In October 1993, the Company completed a secondary public offering. Immediately subsequent to the offering, KIA IV no longer owned any shares of Landstar Common Stock, and affiliates of DB Alex. Brown LLC retained approximately 1% of the Common Stock outstanding.

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

Description of Business

Landstar, a non asset based provider of transportation capacity, provides transportation services to shippers throughout the United States and, to a lesser extent, between the United States, Canada and Mexico. These business services, which emphasize safe transportation, information coordination and customer service, are delivered through a network of independent sales agents and independent contractors linked together by a series of technological applications. Through this network, Landstar operates a $1.4 billion transportation services business throughout North America, providing truckload services, truck brokerage services, intermodal transportation services and expedited time definite air and ground transportation services.

Landstar provides transportation services to a variety of industries, including iron and steel, automotive products, paper, lumber and building products, aluminum, chemicals, foodstuffs, heavy machinery, ammunition and explosives, and military hardware. Landstar's transportation services include a full array of truckload transportation utilizing a wide range of specialized equipment including dry vans of various sizes, flatbeds, including drop decks and light specialty trailers, and temperature-controlled vans and containers, dedicated contract and logistics solutions, including freight optimization and less than truckload freight consolidations, truck brokerage and expedited land and air delivery of time-critical freight.

The Company has three reportable business segments. These are the carrier, multimodal and insurance segments. The following table provides financial information relating to the Company's reportable business segments as of and for the fiscal years ending 2001, 2000 and 1999 (dollars in thousands):

                                                            Fiscal Year
                                               ------------------------------------
                                                 2001           2000           1999
                                                -----          -----          -----
Revenue from unaffiliated customers:
Carrier segment                        $1,098,268     $1,117,042     $1,111,912
Multimodal segment                        270,849        277,087        250,395
     Insurance segment                          23,654         24,363         25,776

Inter-segment revenue:
     Carrier segment                        $   28,587     $   34,669     $   35,194
     Multimodal segment                          2,367          1,241            196
     Insurance segment                          27,313         21,919         21,790

Operating income:
     Carrier segment                        $   76,105     $   88,507     $   86,282
     Multimodal segment                          5,343          9,346          7,949
     Insurance segment                          30,644         24,464         27,141
     Other                                     (35,706)       (39,704)       (39,658)

Identifiable assets:
     Carrier segment                        $  234,164     $  256,690     $  251,922
     Multimodal segment                         47,795         54,294         57,337
     Insurance segment                          46,440         33,267         28,180
     Other                                      36,252         26,111         28,002


The carrier segment consists of Landstar Ranger, Landstar Inway, Landstar
Ligon and Landstar Gemini. The carrier segment provides truckload transportation for a wide range of general commodities over irregular routes with its fleet of dry and specialty vans and unsided trailers, including flatbed, drop deck and specialty. It also provides short-to-long haul movement of containers by truck, dedicated power-only truck capacity and truck brokerage. The carrier segment markets its services primarily through independent commission
                                       6
sales agents and exclusively utilizes tractors provided by independent contractors. The nature of the carrier segment business is such that a significant portion of its operating costs varies directly with revenue. At December 29, 2001, the carrier segment operated a fleet of approximately 8,450 tractors, provided by over 7,220 independent contractors, and 14,519 trailers, 6,067 of which are supplied by independent contractors. Approximately 70% of the trailers available to the carrier segment are provided by independent contractors or are leased by the Company at rental rates that vary with the revenue generated by the trailer. The carrier segment's trailer fleet is comprised of 10,320 dry vans, 3,285 flatbeds, 687 specialty and 227 refrigerated vans. The carrier segment has a network of more than 880 independent commission sales agents. Independent commission sales agents in the carrier segment receive a commission generally between 5% and 8% of the revenue they generate. The use of independent contractors enables the carrier segment to utilize a large fleet of revenue equipment while minimizing capital investment and fixed costs, thereby enhancing return on investment. Independent contractors who provide tractor power receive a percentage of the revenue generated for the freight hauled and a larger percentage for providing both a tractor and trailer. The carrier segment also utilizes capacity provided by third party truck brokerage services. Truck brokerage services are paid a negotiated rate for each load they haul.

The multimodal segment is comprised of Landstar Logistics and Landstar Express America. Transportation services provided by the multimodal segment include the arrangement of intermodal moves, contract logistics, truck brokerage and emergency and expedited ground and air freight. The multimodal segment markets its services through independent commission sales agents and utilizes capacity provided by independent contractors, including railroads and air cargo carriers. Multimodal independent sales agents generally receive a percentage of the gross profit, revenue less the cost of the transportation, from each load they generate. Independent contractors who provide truck capacity to the multimodal segment are compensated based on a percentage of the revenue generated by the haul depending on the type and timing of the shipment. Railroads and air cargo carriers receive a fixed amount per load. The nature of the multimodal segment business is such that a significant portion of its operating costs also varies directly with revenue. At December 29, 2001, the multimodal segment operated a fleet of 332 trucks, provided by approximately 267 independent contractors. Multimodal segment independent contractors provide cargo vans and straight trucks that are utilized for emergency and expedited freight services. The multimodal segment has a network of approximately 170 independent commission sales agents.

The insurance segment is comprised of Signature, a wholly-owned offshore insurance subsidiary and RMCS. The insurance segment provides risk and claims management services for Landstar's operating companies. In addition, it reinsures certain property, casualty and occupational accident risks of certain independent contractors who have contracted to haul freight for Landstar and provides certain property and casualty insurance directly to Landstar's operating subsidiaries.

Landstar's business strategy is to offer high quality, specialized transportation services through its transportation group to service-sensitive customers. Landstar focuses on providing transportation services which emphasize customer service and information coordination among its independent commission sales agents, customers and capacity providers, rather than the volume-driven approach of generic dry van carriers. Landstar intends to continue developing appropriate systems and technologies that offer integrated transportation solutions to meet the total transportation needs of its customers.

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

The following table illustrates the diversity of this equipment as of December 29, 2001:

   Trailers:

       Vans                                                 10,194

       Specialty Vans                                          143

       Temperature-Controlled                                  227

       Flatbeds, Including Drop Decks and Low Boys           3,286

       Other Specialized Flatbeds                              687
                                                            ------
                                       Total                14,537
                                                            ======

MARKETING NETWORK. Landstar's network of more than 1,000 independent commission sales agents results in regular contact with shippers at the local level and the capability to be highly responsive to shippers' changing needs. The agent network enables Landstar to be responsive both in providing specialized equipment to both large and small shippers and in providing capacity on short notice from the Company's large fleet to high volume shippers. Through its agent network, the Company believes it offers smaller shippers a level of service comparable to that typically reserved for larger customers. Examples of services that Landstar is able to make available through the agent network to smaller shippers include the ability to provide transportation services on short notice (often within hours from notification to time of pick-up), multiple pick-up and delivery points, electronic data interchange capability and access to specialized equipment. In addition, a number of the Company's agents specialize in certain types of freight and transportation services (such as oversized or heavy loads). An agent in the carrier segment is typically paid a percentage of the revenue generated through that agent, with volume-based incentives. An agent in the multimodal segment is typically paid a contractually agreed-upon percentage of the gross profit on revenue generated through that agent. During 2001, 357 agents generated revenue for Landstar of at least $1 million each, or approximately $1.2 billion of Landstar's total revenue. The majority of the agents who generate revenue of $1 million or more have chosen to represent Landstar exclusively. The typical Landstar agent maintains a relationship with a number of shippers and services these shippers by providing a base of operations for independent contractors, both single-unit and multi-unit contractors. Contracts with agents are typically terminable upon 30 days' notice. Historically, Landstar has experienced very limited agent turnover among its larger-volume agents.
The carrier segment and multimodal segment emphasize programs to support the agents' operations and to establish pricing parameters. Each operating subsidiary contracts directly with customers and generally assumes the credit risk and liability for freight losses or damages.

The independent commission sales agents are responsible for locating freight and making that freight available to the Company's independent contractors and coordinating the transportation of the freight with independent contractors. The carrier segment's independent commission sales agents use the Company's Landstar Electronic Administrative Dispatch System (LEADS) software program which enables its independent commission sales agents to dispatch freight and process most administrative procedures and then communicate that information to Landstar and its independent contractors via the worldwide web. The multimodal segment's independent commission sales agents use other Landstar proprietary software to process customer shipments and communicate the necessary information to independent contractors and Landstar. The Company's web-based available freight and truck information system provides a listing of available trucks to the Company's independent commission sales agents.

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

In 2001, Landstar's truck turnover ratio was approximately 60%. A significant portion of this turnover was attributable to independent contractors who had been independent contractors with the Company for less than one year. Management believes that factors that tend to limit turnover include the Company's extensive agent network, the Company's programs to reduce the operating costs of its independent contractors and Landstar's reputation for quality, service and reliability. Management believes, however, that a reduction in the amount of available freight may cause an increase in truck turnover.

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

Insurance and Claims

Potential liability associated with accidents in the trucking portion of the transportation services industry is severe and occurrences are unpredictable. Landstar retains liability for each individual commercial trucking claim up to $1,000,000 through April 30, 2001 and $5,000,000 thereafter. The Company also retains liability for each general liability claim up to $1,000,000, $250,000 for each workers' compensation claim and $250,000 for each cargo claim. The Company provides, primarily on an actuarially determined basis, for the estimated cost of property, casualty and general liability claims reported and for claims incurred but not reported. Although Landstar has an active training and safety program, there can be no assurance that the frequency or severity of accidents will not increase in the future, that there will not be unfavorable development of existing claims or that insurance premiums will not increase. A material increase in the frequency or severity of accidents or the unfavorable development of existing claims can be expected to adversely affect Landstar's operating results. Management believes that Landstar realizes significant savings in insurance premiums by retaining a larger amount of risk than might be prudent for a smaller company.

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

Regulation

Each of the Operating Subsidiaries is a motor carrier which is regulated by the United States Department of Transportation ("DOT") and by various state agencies. The DOT has broad powers, generally governing activities such as the regulation of, to a limited degree, motor carrier operations, rates, accounting systems, periodic financial reporting and insurance. Subject to federal and state regulatory authorities or regulation, the Company may transport most types of freight to and from any point in the United States over any route selected by the Company.

The trucking industry is subject to possible regulatory and legislative changes (such as increasingly stringent environmental and/or safety/security regulations or limits on vehicle weight and size) that may affect the economics of the industry by requiring changes in operating practices or by changing the demand for common or contract carrier services or the cost of providing truckload services.

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

At December 25, 1999, approximately 100 Landstar Ranger drivers were represented by the International Brotherhood of Teamsters (the "Teamsters"). The vast majority of these unionized drivers participated in the Teamsters' Central States Southeast and Southwest Areas Pension Fund (the "Fund"). Under a prior collective bargaining agreement, Landstar Ranger was required to make contributions to various Teamster pension funds for 205 drivers regardless of the actual number of unionized drivers. Effective April 1, 2000, a new collective bargaining agreement required Landstar Ranger to make pension contributions for only the actual number of unionized drivers. As a result of the elimination of the requirement to make contributions for more than the actual number of unionized drivers, the Trustees of the Fund terminated participation in the Fund by Landstar Ranger effective October 1, 2000. The Trustees of the Fund regard this action as a withdrawal by Landstar Ranger. In the third quarter of 2000, the Company recorded a charge in the amount of $2,230,000 for the cost of withdrawal from the Fund.
                                       12

 Seasonality

Landstar's operations are subject to seasonal trends common to the trucking industry. Results of operations for the quarter ending in March are typically lower than the quarters ending in June, September and December due to reduced shipments and higher operating costs in the winter months.

Employees

As of December 29, 2001, the Company and its subsidiaries employed
1,231 individuals. Approximately 50 Landstar Ranger drivers (out of a total of approximately 4,600) are members of the International Brotherhood of Teamsters. The Company considers relations with its employees to be good.

Item 2. - Properties

The Company owns or leases various properties in the U.S. for the Company's operations and administrative staff that support the independent commission sales agents and independent contractors. The carrier segment's primary facilities are located in Jacksonville, Florida and Rockford, Illinois.
The multimodal segment's primary facilities are located in Jacksonville, Florida. In addition, the Company's corporate headquarters are located in Jacksonville, Florida. The Rockford, Illinois facility of the carrier segment is owned by the Company. All other primary facilities are leased.

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

Item 4. - Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2001.

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

        Calendar Period                 2001 Market Price    2000 Market Price
        ---------------                 -----------------    -----------------
                                          High     Low          High      Low
          First Quarter                $ 72.875  $ 55.250     $ 64.625  $ 38.063
          Second Quarter                 72.000    62.500       69.750    48.531
          Third Quarter                  81.140    60.000       60.625    42.500
          Fourth Quarter                 75.840    60.500       59.000    37.625

The reported last sale price per share of the Common Stock as quoted through the NASDAQ National Market System on March 15, 2002 was $94.400 per share. As of such date, Landstar had 8,105,753 shares of Common Stock outstanding. As of March 15, 2001, the Company had 64 stockholders of record of its Common Stock. However, the Company estimates that it has a significantly greater number of stockholders because a substantial number of the Company's shares are held by brokers or dealers for their customers in street name.

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

Item 6. - Selected Financial Data

The information required by this Item is set forth under the caption "Selected Consolidated Financial Data" in Exhibit 13 attached hereto, and is incorporated by reference in this Annual Report on Form 10-K. This information is also included on page 44 of the Company's 2001 Annual Report to Shareholders.

Item 7. - Management's Discussion and Analysis of Financial Condition and Results of Operations

The information required by this Item is set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Exhibit 13 attached hereto, and is incorporated by reference in this Annual Report on Form 10-K. This information is also included on pages 21 to 27 of the Company's 2001 Annual Report to Shareholders.

Item 7a. Quantitative and Qualitative Disclosures about Market Risk

The Company has a credit agreement with a syndicate of banks and JPMorgan Chase Bank, as the administrative agent, (the "Third Amended and Restated Credit Agreement") that provides $175,000,000 of borrowing capacity. Borrowings under the Third Amended and Restated Credit Agreement bear interest at rates equal to, at the option of Landstar, either (i) the greatest of (a) the prime rate as publicly announced from time to time by JPMorgan Chase Bank, (b) the three month CD rate adjusted for statutory reserves and FDIC assessment costs plus 1% and (c) the federal funds effective rate plus 1/2%, or, (ii) the rate at the time offered to JPMorgan Chase Bank in the Eurodollar market for amounts and periods comparable to the relevant loan plus a margin that is determined based on the level of the Company's Leverage Ratio, as defined in the Third Amended and Restated Credit Agreement. The margin is subject to an increase of .125% if the aggregate amount outstanding under the Third Amended and Restated Credit Agreement exceeds 50% of the total borrowing capacity. As of December 29, 2001, the weighted average interest rate on borrowings outstanding was 2.81%. During fiscal 2001, the average outstanding balance under the Third Amended and Restated Credit Agreement (combined with borrowings that were outstanding on the Second Amended and Restated Credit Agreement from December 30, 2000 to December 20, 2001 which was refinanced on
December 20, 2001 with funds received on the Third Amended and Restated Credit Agreement) was $89,929,000. Based on the borrowing rates in the Third Amended and Restated Credit Agreement and the repayment terms, the fair value of the outstanding borrowings as of December 29, 2001 was estimated to approximate carrying value.

The Third Amended and Restated Credit Agreement expires on
January 5, 2005. The amount outstanding on the Third Amended and Restated Credit Agreement is payable upon the expiration of the Third Amended and Restated Credit Agreement.

Item 8. - Financial Statements and Supplementary Data

The information required by this Item is set forth under the captions "Consolidated Balance Sheets," "Consolidated Statements of Income," "Consolidated Statements of Cash Flows," "Consolidated Statements of Changes in Shareholders' Equity," "Notes to Consolidated Financial Statements," "Independent Auditors' Report" and "Quarterly Financial Data" in Exhibit 13 attached hereto, and are incorporated by reference in this Annual Report on Form 10-K. This information is also included on pages 28 through 43 of the Company's 2001 Annual Report to Shareholders.

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

Item 13. - Certain Relationships and Related Transactions

The information required by this Item is set forth under the caption "Indebtedness of Management" on pages 12 and 13 of the Company's definitive Proxy Statement for its annual meeting of shareholders filed with the Securities and Exchange Commission pursuant to Regulation 14A, and is incorporated herein by reference.

                                    Part IV

Item 14. - Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)  (1)  Financial Statements

Financial statements of the Company and related notes thereto, together with the report thereon of KPMG LLP dated February 5, 2002, are in Exhibit 13 attached hereto, and are incorporated by reference in this Annual Report on Form 10-K. This information is also included on pages 28 through 42 of the Company's 2001 Annual Report to Shareholders.

(2)  Financial Statement Schedules

The report of the Company's independent public accountants with respect to the financial statement schedules listed below appears on page 23 of this Annual Report on Form 10-K.

Schedule Number              Description                                   Page
---------------              -----------                                   ----
      I             Condensed Financial Information of Registrant
                     Parent Company Only Balance Sheet Information          S-1
      I             Condensed Financial Information of Registrant
                     Parent Company Only Statement of Income Information    S-2
      I             Condensed Financial Information of Registrant
                     Parent Company Only Statement of Cash
                      Flows Information                                     S-3
      II            Valuation and Qualifying Accounts
                     For the Fiscal Year Ended December 29, 2001            S-4
      II            Valuation and Qualifying Accounts
                     For the Fiscal Year Ended December 30, 2000            S-5
      II            Valuation and Qualifying Accounts
                     For the Fiscal Year Ended December 25, 1999            S-6

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


(b)The Company's Form 8-K filed with the Securities and Exchange Commission on December 21, 2001 reported the execution of the "Third Amended and Restated Credit Agreement" as of December 20, 2001.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             LANDSTAR SYSTEM, INC.

                               By:  Henry H. Gerkens
                                    ----------------------------------------
                                    Henry H. Gerkens
                                    President & Chief Operating Officer

                               By:  Robert C. LaRose
                                    ----------------------------------------
                                    Robert C. LaRose
                                    Vice President, Chief Financial Officer
					and Secretary
Date:  March 21, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

 Signature                      Title                               Date
 ---------                      -----                               ----
Jeffrey C. Crowe      Chairman of the Board and Chief          March 21, 2002
-------------------    Executive Officer; Principal
Jeffrey C. Crowe        Executive Officer

Henry H. Gerkens      Director, President and Chief            March 21, 2002
-------------------    Operating Officer
Henry H. Gerkens

Robert C. LaRose      Vice President, Chief Financial          March 21, 2002
-------------------    Officer and Secretary; Principal
Robert C. LaRose        Accounting Officer

        *                 Director                             March 21, 2002
-------------------
David G. Bannister

        *                 Director                             March 21, 2002
-------------------
Ronald W. Drucker

        *                 Director                             March 21, 2002
-------------------
Merritt J. Mott

        *                 Director                             March 21, 2002
-------------------
William S. Elston

        *                 Director                             March 21, 2002
-------------------
Diana M. Murphy


Robert C. LaRose          Attorney In Fact *
-------------------
By: Robert C. LaRose

                             EXHIBIT INDEX
Form 10-K for fiscal year ended 12/29/01

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

Form 10-K for fiscal year ended 12/29/01

Exhibit No.     Description
-----------     -----------
      4.6 First Amendment, dated October 30, 1998, to the Second Amended and Restated Credit Agreement, dated October 10, 1997, among LSHI, Landstar, the lenders named therein and The Chase Manhattan Bank as administrative agent. (Incorporated by reference to Exhibit 4.6 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 26, 1998)

      4.7 Second Amendment, dated September 8, 1999, to the Second Amended and Restated Credit Agreement, dated as of October 10, 1997. (Incorporated by reference to Exhibit 4.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 25, 1999)

4.8 First Amendment of the Rights Agreement, dated December 22, 2000, between the Company and Mellon Investor Services, LLC, as successor by merger to Chemical Bank.


4.9 Third Amended and Restated Credit Agreement, dated December 20, 2001, among LSHI, Landstar, the lenders named therein and JPMorgan Chase Bank as administrative agent (including exhibits and schedules thereto). (Incorporated by reference to Exhibit 4.1 to the Registrant's Form 8-K filed on December 21, 2001 (Registration No. 0-21238))


  (10)          Material Contracts:

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

Form 10-K for fiscal year ended 12/29/01

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

      10.8+ First Amendment to the Landstar System, Inc. 1994 Directors Stock Option Plan

      10.9+ Second Amendment to the Landstar System, Inc. 1994 Directors Stock Option Plan

  (11)          Statement re: Computation of Per Share Earnings:

      11.1* Landstar System, Inc. and Subsidiary Calculation of Earnings Per Common Share

      11.2* Landstar System, Inc. and Subsidiary Calculation of Diluted Earnings Per Share

  (13)          Annual Report to Shareholders, Form 10-Q or Quarterly Report to
                Shareholders:

      13.1*     Excerpts from the 2001 Annual Report to Shareholders

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

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
Landstar System, Inc.:

Under date of February 5, 2002, we reported on the consolidated balance sheets of Landstar System, Inc. and subsidiary as of December 29, 2001 and December 30, 2000, and the related consolidated statements of income, changes in shareholders' equity and cash flows for the fiscal years ended December 29, 2001, December 30, 2000 and December 25, 1999, as contained in the 2001 annual report to shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 2001. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedules as listed in Item 14 (a)(2). These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


KPMG LLP


Stamford, Connecticut
February 5, 2002

                             LANDSTAR SYSTEM, INC. AND SUBSIDIARY
               SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                     PARENT COMPANY ONLY BALANCE SHEET INFORMATION
                    (Dollars in thousands, except per share amounts)

                                                 Dec. 29,          Dec. 30,
                                                   2001              2000
                                                 --------          --------
Assets
------

Investment in Landstar System Holdings, Inc.,
  net of advances                                $117,440          $107,859
                                                 --------          --------
Total assets                                     $117,440          $107,859
                                                 ========          ========

Liabilities and Shareholders' Equity
-----------------------------------


Shareholders' equity:
  Common stock, $.01 par value, authorized
    20,000,000 shares, issued 13,328,834
     and 13,233,874 shares                       $    133          $    132
  Additional paid-in capital                       75,036            71,325
  Retained earnings                               258,162           215,368
  Cost of 5,241,841 and 4,741,841 shares of
    common stock in treasury                     (209,926)         (172,727)
  Notes receivable arising from exercise of
     stock options                                 (5,965)           (6,239)
                                                 --------          --------
    Total shareholders' equity                    117,440           107,859
                                                 --------          --------
Total liabilities and shareholders' equity       $117,440          $107,859
                                                 ========          ========

                                    S-1

                          LANDSTAR SYSTEM, INC. AND SUBSIDIARY
               SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                  PARENT COMPANY ONLY STATEMENT OF INCOME INFORMATION
                    (Dollars in thousands, except per share amounts)

                                                    FISCAL YEARS ENDED
                                    ----------------------------------------------
                                      Dec. 29,          Dec. 30,          Dec. 25,
                                        2001              2000             1999
                                    ----------        ----------        ----------
Equity in undistributed earnings
 of Landstar System Holdings, Inc. $    42,838        $   45,296        $    46,018

Income taxes                                44               102                 81
                                    ----------        ----------        -----------
Net income                          $   42,794        $   45,194        $    45,937
                                    ==========        ==========        ===========

Earnings per common share           $     5.13        $     5.15        $      4.60
                                    ==========        ==========        ===========
Diluted earnings per share          $     5.01        $     5.03        $      4.55
                                    ==========        ==========        ===========
Average number of shares
   outstanding:
 Earnings per common share           8,336,000         8,781,000          9,982,000
                                    ==========        ==========        ===========

 Diluted earnings per share          8,546,000         8,981,000         10,102,000
                                    ==========        ==========        ===========

                                    S-2

                          LANDSTAR SYSTEM, INC. AND SUBSIDIARY
               SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                  PARENT COMPANY ONLY STATEMENT OF CASH FLOWS INFORMATION
                                 (Dollars in thousands)

                                                       FISCAL YEARS ENDED
                                       -----------------------------------------------
                                         Dec. 29,          Dec. 30,           Dec. 25,
                                          2001              2000               1999
                                       ----------        ----------        -----------
Operating Activities
--------------------
Net income                             $   42,794        $   45,194        $    45,937
Adjustments to reconcile net income
 to net cash used by
  operating activities:
   Equity in undistributed earnings of
    Landstar System Holdings, Inc.        (42,838)          (45,296)           (46,018)
                                       ----------        ----------        -----------

Net Cash Used By Operating
 Activities                                   (44)             (102)               (81)
                                       ----------        ----------        -----------
Investing Activities
--------------------
Additional investments in and advances
 from Landstar System Holdings,
 Inc., net                                 34,082            46,144             51,172
                                       ----------        ----------        -----------

Net Cash Provided By Investing
 Activities                                34,082            46,144             51,172
                                       ----------        ----------        -----------

Financing Activities
--------------------
Proceeds from sales of common stock         3,161               143                293
Purchases of common stock                 (37,199)          (46,185)           (51,384)
                                       ----------        ----------         ----------
Net Cash Used By Financing
 Activities                               (34,038)          (46,042)           (51,091)
                                       ----------        ----------         ----------

Change in cash                                  0                 0                  0
Cash at beginning of period                     0                 0                  0
                                       ----------        ----------         ----------
Cash at end of period                  $        0        $        0         $        0
                                       ==========        ==========         ==========

                                    S-3

                         LANDSTAR SYSTEM, INC. AND SUBSIDIARY
                    SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                      FOR THE FISCAL YEAR ENDED DECEMBER 29, 2001
                                 (Dollars in thousands)

COL. A                     COL. B          COL. C                COL. D        COL. E
------                     ------          ------                ------        ------
                          Balance         Additions
                            at      --------------------------
                         Beginning  Charged to  Charged to                    Balance
                            of      Costs and   Other Accounts   Deductions   at End
Description               Period    Expenses    Describe         Describe (A) of Period
-----------              ---------  ----------  --------------   ----------   ---------
Allowance for doubtful
 accounts:
  Deducted from trade
   receivables             $ 4,450   $   4,384    $         -     $  (4,418)   $ 4,416
  Deducted from other
   receivables               5,089       3,958              -        (4,307)     4,740
  Deducted from other non-
   current receivables       1,816        (189)             -        (1,399)       228
                           -------   ---------    -----------      --------    -------
                           $11,355   $   8,153    $         -     $ (10,124)   $ 9,384
                           =======   =========    ===========      ========    =======


(A) Write-offs, net of recoveries.
                                    S-4

                        LANDSTAR SYSTEM, INC. AND SUBSIDIARY
                    SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                      FOR THE FISCAL YEAR ENDED DECEMBER 30, 2000
                                 (Dollars in thousands)

COL. A                   COL. B          COL. C                COL. D       COL. E
------                   ------          ------                ------       ------
                        Balance         Additions
                          at      --------------------------
                       Beginning  Charged to  Charged to                   Balance
                          of      Costs and   Other Accounts   Deductions  at End
Description             Period    Expenses    Describe         Describe(A) of Period
-----------            ---------  ----------  --------------   ----------  ---------
Allowance for doubtful
 accounts:
  Deducted from trade
   receivables           $ 4,002   $   1,915    $       -     $ (1,467)     $ 4,450
  Deducted from other
   receivables             5,033       2,479            -       (2,423)       5,089
  Deducted from other
   non-current
    receivables            1,626         198            -           (8)       1,816
                         -------   ---------    ---------     --------      -------
                         $10,661   $   4,592    $       -     $ (3,898)     $11,355
                         =======   =========    =========     ========      =======


(A) Write-offs, net of recoveries.

                                    S-5

                         LANDSTAR SYSTEM, INC. AND SUBSIDIARY
                    SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                      FOR THE FISCAL YEAR ENDED DECEMBER 25, 1999
                                 (Dollars in thousands)

COL. A                     COL. B          COL. C                COL. D       COL. E
------                     ------          ------                ------       ------
                          Balance         Additions
                            at      --------------------------
                         Beginning  Charged to  Charged to                   Balance
                            of      Costs and   Other Accounts   Deductions  at End
Description               Period    Expenses    Describe         Describe(A) of Period
-----------              ---------  ----------  --------------   ----------  ---------
Allowance for doubtful
 accounts:
  Deducted from trade
   receivables           $ 6,428   $      94    $       -     $ (2,520)     $ 4,002
  Deducted from other
   receivables             4,007       1,226            -         (200)       5,033
  Deducted from other non-
   current receivables       303       1,323            -            -        1,626
                         -------   ---------    ---------     --------      -------
                         $10,738   $   2,643    $       -     $ (2,720)     $10,661
                         =======   =========    =========     ========      =======

(A) Write-offs, net of recoveries.
                                    S-6