Form 10-Q
period 2002-03-30
LANDSTAR SYSTEM INC
filed 2002-05-13
CIK 853816

                              UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C.  20549

                                FORM 10-Q

(Mark One)
[  X  ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934

For the quarterly period ended March 30, 2002

                              or

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

                                             Yes  (  X  )      No  (    )

The number of shares of the registrant's Common Stock, par value $.01 per share, outstanding as of the close of business on May 3, 2002 was 8,117,953.

                                    PART I

                            FINANCIAL INFORMATION

                                    Index


                                    Item 1

Consolidated Balance Sheets as of March 30, 2002
  and December 29, 2001 ............................................... Page 3

Consolidated Statements of Income for the Thirteen Weeks
  Ended March 30, 2002 and March 31, 2001 .........................     Page 4

Consolidated Statements of Cash Flows for the Thirteen Weeks
  Ended March 30, 2002 and March 31, 2001 .........................     Page 5

Consolidated Statement of Changes in Shareholders'
  Equity for the Thirteen Weeks Ended March 30, 2002 .................. Page 6

Notes to Consolidated Financial Statements............................. Page 7

                                    Item 2

Management's Discussion and Analysis of
  Financial Condition and Results of Operations........................ Page 9

                                    Item 3

Quantitative and Qualitative Disclosures About Market Risk............. Page 14


Item 1.  Financial Statements

     The interim consolidated financial statements contained herein reflect all adjustments (all of a normal, recurring nature) which, in the opinion of management, are necessary for a fair statement of the financial condition, results of operations, cash flows and changes in shareholders' equity for the periods presented. They have been prepared in accordance with Rule 10-01 of Regulation S-X and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the thirteen weeks ended March 30, 2002 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 28, 2002.

     These interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's 2001 Annual Report on Form 10-K.

                         LANDSTAR SYSTEM, INC. AND SUBSIDIARY
                              CONSOLIDATED BALANCE SHEETS
                   (Dollars in thousands, except per share amounts)
                                     (Unaudited)

                                                                    March 30,        Dec. 29,
                                                                         2002            2001
                                                                   ----------    ------------
ASSETS
Current assets:
   Cash                                                            $   59,840     $    47,886
   Short-term investments                                               1,305           2,982
   Trade accounts receivable, less allowance of $3,982
      and $4,416                                                      179,379         185,206
   Other receivables, including advances to independent
      contractors, less allowance of $5,135 and $4,740                 22,530          13,779
   Prepaid expenses and other current assets                            3,482           4,020
                                                                   ----------     -----------
          Total current assets                                        266,536         253,873
                                                                   ----------     -----------
Operating property, less accumulated depreciation
   and amortization of $46,684 and $44,455                             66,142          68,532
Goodwill                                                               31,134          31,134
Other assets                                                           14,380          11,112
                                                                   ----------     -----------
Total assets                                                       $  378,192     $   364,651
                                                                   ==========     ===========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Cash overdraft                                                  $   14,758     $    13,018
   Accounts payable                                                    59,484          55,813
   Current maturities of long-term debt                                10,084           9,965
   Insurance claims                                                    22,820          21,602
   Other current liabilities                                           41,599          31,667
                                                                   ----------     -----------
          Total current liabilities                                   148,745         132,065
                                                                   ----------     -----------
Long-term debt, excluding current maturities                           76,879          91,909
Insurance claims                                                       22,735          21,585
Deferred income taxes                                                   1,207           1,652

Shareholders' equity:
   Common stock, $.01 par value, authorized 20,000,000
      shares, issued 13,347,594 and 13,328,834 shares                     133             133
   Additional paid-in capital                                          75,630          75,036
   Retained earnings                                                  266,676         258,162
   Cost of 5,241,841 shares of common stock in
      treasury                                                       (209,926)       (209,926)
   Notes receivable arising from exercise of stock options             (3,887)         (5,965)
                                                                   ----------     -----------
          Total shareholders' equity                                  128,626         117,440
                                                                   ----------     -----------
Total liabilities and shareholders' equity                         $  378,192     $   364,651
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

                                       3

                          LANDSTAR SYSTEM, INC. AND SUBSIDIARY
                           CONSOLIDATED STATEMENTS OF INCOME
                    (Dollars in thousands, except per share amounts)
                                     (Unaudited)

                                                    Thirteen Weeks Ended
                                                  -----------------------
                                                   March 30,    March 31,
                                                        2002         2001
                                                  ----------   ----------
Revenue                                           $  335,693   $  331,281
Investment income                                        563        1,056

Costs and expenses:
    Purchased transportation                         247,188      244,155
    Commissions to agents                             26,088       26,117
    Other operating costs                              8,106        8,103
    Insurance and claims                              10,907        7,803
    Selling, general and administrative               26,048       26,862
    Depreciation and amortization                      2,879        3,490
                                                  ----------   ----------
         Total costs and expenses                    321,216      316,530
                                                  ----------   ----------
Operating income                                      15,040       15,807
Interest and debt expense                              1,308        2,222
                                                  ----------   ----------
Income before income taxes                            13,732       13,585
Income taxes                                           5,218        5,231
                                                  ----------   ----------
Net income                                        $    8,514   $    8,354
                                                  ==========   ==========
Earnings per common share                         $     1.05   $     0.98
                                                  ==========   ==========
Diluted earnings per share                        $     1.02   $     0.96
                                                  ==========   ==========
Average number of shares outstanding:
     Earnings per common share                     8,097,000    8,512,000
                                                  ==========   ==========
     Diluted earnings per share                    8,364,000    8,730,000
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

                                  LANDSTAR SYSTEM, INC. AND SUBSIDIARY
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (Dollars in thousands)
                                              (Unaudited)

                                                                                    Thirteen Weeks Ended
                                                                                ---------------------------
                                                                                  March 30,       March 31,
                                                                                       2002            2000
                                                                                -----------     -----------
OPERATING ACTIVITIES
  Net income                                                                    $     8,514     $     8,354
  Adjustments to reconcile net income to net cash provided
       by operating activities:
     Depreciation and amortization of operating property                              2,879           3,186
     Amortization of goodwill                                                                           304
     Non-cash interest charges                                                           68              81
     Provisions for losses on trade and other accounts receivable                     1,428           1,305
     Losses (gains) on sales of operating property                                        6            (102)
     Deferred income taxes, net                                                        (445)             68
     Changes in operating assets and liabilities:
            Decrease (increase) in trade and other accounts receivable               (4,352)          2,220
            Decrease in prepaid expenses and other assets                             2,601           2,469
            Increase (decrease) in accounts payable                                   3,671          (2,375)
            Increase (decrease) in other liabilities                                  9,932          (3,963)
            Increase (decrease) in insurance claims                                   2,368          (3,897)
                                                                                -----------     -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                            26,670           7,650
                                                                                -----------     -----------
INVESTING ACTIVITIES
  Maturities of investments                                                           2,000             498
  Purchases of investments                                                           (5,722)
  Purchases of operating property                                                      (715)         (1,309)
  Proceeds from sales of operating property                                             220             307
                                                                                -----------     -----------
NET CASH USED BY INVESTING ACTIVITIES                                                (4,217)           (504)
                                                                                -----------     -----------
FINANCING ACTIVITIES
  Increase (decrease) in cash overdraft                                               1,740          (1,899)
  Proceeds from exercise of stock options                                             2,672             154
  Principal payments on long-term debt and capital lease obligations                (14,911)        (10,482)
                                                                                -----------     -----------
NET CASH USED BY FINANCING ACTIVITIES                                               (10,499)        (12,227)
                                                                                -----------     -----------
Increase (decrease) in cash                                                          11,954          (5,081)
Cash at beginning of period                                                          47,886          32,926
                                                                                -----------     -----------
Cash at end of period                                                           $    59,840     $    27,845
                                                                                ===========     ===========
See accompanying notes to consolidated financial statements.

                                  LANDSTAR SYSTEM, INC. AND SUBSIDIARY
                                   CONSOLIDATED STATEMENT OF CHANGES
                                       IN SHAREHOLDERS' EQUITY
                                 Thirteen Weeks Ended March 30, 2002
                                         (Dollars in thousands)
                                               (Unaudited)

                                                                                                Notes
                                                                     Treasury Stock        Receivable
                                Common Stock   Additional               at Cost          Arising from
                            ------------------  Paid-In  Retained  -------------------    Exercise of
                              Shares   Amount   Capital  Earnings    Shares    Amount   Stock Options      Total
                            ---------- ------- --------- --------- --------- ---------  -------------   ---------

Balance December 29, 2001   13,328,834 $   133 $  75,036 $ 258,162 5,241,841 $(209,926) $      (5,965)  $ 117,440

Net income                                                   8,514                                          8,514


Exercises of stock options      18,760               594                                        2,078       2,672
                            ---------- ------- --------- --------- --------- ---------  -------------   ---------

Balance March 30, 2002      13,347,594 $   133 $  75,630 $ 266,676 5,241,841 $(209,926) $      (3,887)  $ 128,626
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

(1) Income Taxes

The provisions for income taxes for the 2002 and 2001 thirteen-week periods were based on estimated full year combined effective income tax rates of approximately 38.0% and 38.5%, respectively, which are higher than the statutory federal income tax rate primarily as a result of state income taxes and the meals and entertainment exclusion in both years and the amortization of certain goodwill in the 2001 period.

(2) Earnings Per Share

Earnings per common share amounts are based on the weighted average number of common shares outstanding and diluted earnings per share amounts are based on the weighted average number of common shares outstanding plus the incremental shares that would have been outstanding upon the assumed exercise of all dilutive stock options.

(3)   Goodwill

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets" in the first quarter of fiscal year 2002. SFAS No. 142 eliminated the requirement to amortize goodwill and requires that it be tested for impairment on an annual basis. During the first quarter of 2002 the Company completed the transitional goodwill impairment test and determined that the fair value of each reporting unit exceeded the carrying value of the net assets of each reporting unit. Accordingly, no impairment loss was recognized. Adoption of SFAS No. 142 resulted in the elimination of goodwill amortization expense beginning with the first quarter of 2002. During the first quarter of 2001, the Company recorded $304,000 of goodwill amortization expense. Elimination of this amortization expense would have resulted in net income of $8,658,000 in the first quarter of 2001, or an increase of $0.04 in earnings per share ($0.03 per diluted share). The Company has no other intangible assets subject to the provisions of SFAS No. 142.

(4)   Additional Cash Flow Information

During the 2002 period, Landstar paid income taxes and interest of $25,000 and $1,097,000, respectively. During the 2001 period, Landstar paid income taxes and interest of $354,000 and $2,371,000, respectively.

(5)   Segment Information

      The following tables summarize information about Landstar's reportable business segments as of and for the thirteen weeks ended March 30, 2002 and March 31, 2001 (in thousands):

            Thirteen Weeks Ended March 30, 2002
      ------------------------------------------

                                   Carrier    Multimodal   Insurance    Other      Total
                                   -------    ----------   ---------    -----      -----
      External revenue          $  269,963   $   58,719   $  7,011               $  335,693
      Investment income                                        563                      563
      Internal revenue               5,146          515      6,609                   12,270
      Operating income              16,856        1,140      5,322    $ (8,278)      15,040
      Goodwill                      20,496       10,638                              31,134

            Thirteen Weeks Ended March 31, 2001
      ------------------------------------------

                                   Carrier    Multimodal   Insurance    Other      Total
                                   -------    ----------   ---------    -----      -----
      External revenue          $  263,385   $   61,829   $  6,067               $  331,281
      Investment income                                      1,056                    1,056
      Internal revenue               6,639          482      5,366                   12,487
      Operating income              17,034          586      7,196    $ (9,009)      15,807
      Goodwill                      21,123       11,047                              32,170


(6)   Commitments and Contingencies

      At March 30, 2002, Landstar had commitments for letters of credit outstanding in the amount of $19,929,000, primarily as collateral for insurance claims. The commitments for letters of credit outstanding included $9,080,000 under the Third Amended and Restated Credit Agreement and $10,849,000 secured by assets deposited with a financial institution.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the attached interim consolidated financial statements and notes thereto, and with the Company's audited financial statements and notes thereto for the fiscal year ended December 29, 2001 and Management's Discussion and Analysis of Financial Condition and Results of Operations included in the 2001 Annual Report to Shareholders.

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

The carrier segment consists of Landstar Ranger, Inc., Landstar Inway, Inc., Landstar Ligon, Inc. and Landstar Gemini, Inc. The carrier segment provides truckload transportation for a wide range of general commodities over irregular routes with its fleet of dry and specialty vans and unsided trailers, including flatbed, drop deck and specialty. It also provides short-to-long haul movement of containers by truck and dedicated power-only truck capacity and truck brokerage. The carrier segment markets its services primarily through independent commission sales agents and utilizes tractors provided by independent contractors. The nature of the carrier segment's business is such that a significant portion of its operating costs varies directly with revenue.

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

Purchased transportation represents the amount an independent contractor is paid to haul freight and is primarily based on a contractually agreed-upon percentage of revenue generated by the haul for truck capacity provided by independent contractors. Purchased transportation for the brokerage services operations of the carrier and multimodal segments is based on a negotiated rate for each load hauled. Purchased transportation for the intermodal services operations and the air freight operations of the multimodal segment is based on a contractually agreed-upon fixed rate. Purchased transportation as a percentage of revenue for the intermodal services operations and brokerage services is normally higher than that of Landstar's other transportation operations. Purchased transportation is the largest component of costs and expenses and, on a consolidated basis, increases or decreases in proportion to the revenue generated through independent contractors. Commissions to agents are primarily based on contractually agreed-upon percentages of revenue at the carrier segment and of gross profit, revenue less the cost of purchased transportation, at the multimodal segment. Commissions to agents as a percentage of consolidated revenue will vary directly with the percentage of consolidated revenue generated by the carrier segment, the multimodal segment and Signature and increases or decreases in gross profit at the multimodal segment.

Trailing equipment rent and maintenance costs are the largest components of other operating costs.

Potential liability associated with accidents in the trucking industry is severe and occurrences are unpredictable. A material increase in the frequency or severity of accidents or workers' compensation claims or the unfavorable development of existing claims can be expected to adversely affect Landstar's operating income. Landstar retains liability for each individual commercial trucking claim up to $1,000,000 per occurrence through April 30, 2001 and $5,000,000 per occurrence thereafter. Landstar retains liability for each individual unladen truckers liability claim
(claims incurred while the vehicle is being operated without a trailer attached or is being operated with an attached trailer which does not contain or carry any cargo) up to $25,000 per occurrence through December 31, 2001 and $1,000,000 thereafter. The Company also retains liability for each general liability claim up to $1,000,000, $250,000 for each workers' compensation claim and $250,000 for each cargo claim.

Employee compensation and benefits account for over half of the Company's selling, general and administrative expense. Other significant components of selling, general and administrative expense are communications costs and rent expense.

Depreciation and amortization primarily relates to depreciation of trailing equipment and management information services equipment.

The following table sets forth the percentage relationships of income and expense items to revenue for the periods indicated:

                                                     Thirteen Weeks Ended
                                                   ------------------------
                                                    March 30,     March 31,
                                                         2002          2001
                                                   ----------    ----------
Revenue                                                100.0%        100.0%
Investment income                                        0.2           0.3

Costs and expenses:
    Purchased transportation                            73.6          73.7
    Commissions to agents                                7.8           7.9
    Other operating costs                                2.4           2.4
    Insurance and claims                                 3.2           2.4
    Selling, general and administrative                  7.8           8.1
    Depreciation and amortization                        0.9           1.0
                                                      -------        ------
            Total costs and expenses                    95.7          95.5
                                                      -------        ------
Operating income                                         4.5           4.8
Interest and debt expense                                0.4           0.7
                                                      -------        ------
Income before income taxes                               4.1           4.1
Income taxes                                             1.6           1.6
                                                      -------        ------
Net income                                               2.5%          2.5%
                                                      =======        ======

THIRTEEN WEEKS ENDED MARCH 30, 2002 COMPARED TO THIRTEEN WEEKS
ENDED MARCH 31, 2001

Revenue for the 2002 thirteen-week period was $335,693,000, an increase of $4,412,000, or 1.3%, over the 2001 thirteen-week period. The increase was attributable to increased revenue of $6,578,000 and $944,000 at the carrier and insurance segments, respectively, partially offset by decreased revenue at the multimodal segment of $3,110,000. Overall, revenue per revenue mile (price) decreased approximately 3%, while revenue miles (volume) were approximately 5% higher than 2001. The increase in premium revenue at the insurance segment was primarily attributable to an increase in the level of reinsurance underwritten for unladen truckers liability from $25,000 per occurrence to $1,000,000 per occurrence effective January 1, 2002. Investment income at the insurance segment was $563,000 and $1,056,000 in the 2002 and 2001 periods, respectively. The decrease in investment income was primarily due to a reduced rate of return, attributable to the decline in interest rates, on investments held by the insurance segment.

Purchased transportation was 73.6% and 73.7% of revenue in 2002 and 2001, respectively. Commissions to agents were 7.8% and 7.9% of revenue in 2002 and 2001, respectively. The decrease in purchased transportation and commissions to agents as a percentage of revenue was primarily due to the increased premium revenue at the insurance segment.

Other operating costs were 2.4% of revenue in both 2002 and 2001.
Insurance and claims were 3.2% of revenue in 2002 compared with 2.4% of revenue in 2001. The increase in insurance and claims as a percentage of revenue was primarily attributable to the increased level of risk assumed for the unladen truckers liability program effective January 1, 2002, favorable development of prior year claims in 2001, an increase in the percentage of revenue generated through independent contractors, which has a higher risk profile than revenue generated through broker carriers, and unfavorable development of prior year claims in 2002, partially offset by reduced premiums for commercial trucking liability insurance related to the increase in the level of self-insured retention from $1,000,000 per occurrence to $5,000,000 per occurrence effective May 1, 2001. Selling, general and administrative costs were 7.8% of revenue in 2002 compared with 8.1% of revenue in 2001. The decrease in selling, general and administrative costs as a percentage of revenue was primarily due to decreased wages, benefits and travel and entertainment expense, partially offset by an increased provision for customer bad debts. Depreciation and amortization was 0.9% of revenue in 2002 and 1.0% of revenue in 2001. The decrease in depreciation and amortization as a percentage of revenue was primarily due to the January 1, 2002 implementation of SFAS No. 142, which eliminated the amortization of goodwill.

Interest and debt expense was 0.4% and 0.7% of revenue in 2002 and 2001, respectively. This decrease was primarily attributable to the effect of lower interest rates and decreased capital lease obligations for trailing equipment.

The provisions for income taxes for the 2002 and 2001 thirteen-week periods were based on estimated full year combined effective income tax rates of approximately 38.0% and 38.5%, respectively, which are higher than the statutory federal income tax rate primarily as a result of state income taxes and the meals and entertainment exclusion in both years and the amortization of certain goodwill in the 2001 period. The decrease in the effective income tax rate was primarily attributable to the elimination of goodwill amortization in 2002.

Net income was $8,514,000, or $1.05 per common share ($1.02 per diluted share), in the 2002 period compared with $8,354,000, or $0.98 per common share ($0.96 per diluted share), in the 2001 period. Excluding goodwill amortization net income for the 2001 period would have been $8,658,000, or $1.02 per common share ($0.99 per diluted share).

CAPITAL RESOURCES AND LIQUIDITY

Shareholders' equity increased to $128,626,000 at March 30, 2002 compared with $117,440,000 at December 29, 2001, primarily as a result of net income for the period. Shareholders' equity was 60% and 54% of total capitalization at March 30, 2002 and December 29, 2001, respectively. As of March 30, 2002, the Company may purchase 500,000 shares of its common stock under its authorized stock purchase program.

Working capital and the ratio of current assets to current liabilities were $117,791,000 and 1.79 to 1, respectively, at March 30, 2002, compared with $121,808,000 and 1.92 to 1, respectively, at December 29, 2001. Landstar has historically operated with current ratios within the range of 1.5 to 1 to 2.0 to 1. Cash provided by operating activities was $26,670,000 in the 2002 thirteen-week period compared with $7,650,000 in the 2001 thirteen-week period. The increase in cash flow provided by operating activities was primarily attributable to timing of payments. During the 2002 period, Landstar purchased $715,000 of operating property. Management anticipates acquiring approximately $27,000,000 of operating property during the remainder of fiscal year 2002 either by purchase or lease financing.

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

FORWARD-LOOKING STATEMENTS

The following is a "safe harbor" statement under the Private Securities Litigation Reform Act of 1995. Statements contained in this document that are not based on historical facts are "forward-looking statements." This Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Form 10-K statement contain forward-looking statements, such as statements which relate to Landstar's business objectives, plans, strategies and expectations. Terms such as "anticipates," "believes," "estimates," "plans," "predicts," "may," "should," "will," the negative thereof and similar expressions are intended to identify forward-looking statements. Such statements are by nature subject to uncertainties and risks, including but not limited to; an increase in the frequency or severity of accidents or workers' compensation claims; unfavorable development of existing accident claims; a downturn in domestic economic growth or growth in the transportation sector; and other operational, financial or legal risks or uncertainties detailed in Landstar's SEC filings from time to time. These risks and uncertainties could cause actual results or events to differ materially from historical results or those anticipated. Investors should not place undue reliance on such forward-looking statements, and the Company undertakes no obligation to publicly update or revise any forward-looking statements.

SEASONALITY

Landstar's operations are subject to seasonal trends common to the trucking industry. Results of operations for the quarter ending in March is typically lower than the quarters ending June, September and December due to reduced shipments and higher operating costs in the winter months.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company maintains a credit agreement with a syndicate of banks and JPMorgan Chase Bank, as the administrative agent, (the "Third Amended and Restated Credit Agreement") that provides $175,000,000 of borrowing capacity in the form of a revolving credit facility, $50,000,000 of which may be utilized in the form of letter of credit guarantees. Borrowings under the Third Amended and Restated Credit
Agreement bear interest at rates equal to, at the option of Landstar, either (i) the greatest of (a) the prime rate as publicly announced from time to time by JPMorgan Chase Bank, (b) the three month CD rate adjusted for statutory reserves and FDIC assessment costs plus 1% and
(c) the federal funds effective rate plus 1/2%, or, (ii) the rate at the time offered to JPMorgan Chase Bank in the Eurodollar market for amounts and periods comparable to the relevant loan plus a margin that is determined based on the level of the Company's Leverage Ratio, as defined in the Third Amended and Restated Credit Agreement. There have been no significant changes that would affect the information provided in
Item 7a of the 2001 Annual Report on Form 10-K regarding quantitative and qualitative disclosures about market risk.

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

         None

                              EXHIBIT INDEX

Registrant's Commission File No.: 0-21238

Exhibit No.       Description
------------      -----------

   (11)           Statement re: Computation of Per Share Earnings:

         11.1 * Landstar System, Inc. and Subsidiary Calculation of Earnings Per Common Share for the Thirteen Weeks Ended March 30, 2002 and March 31, 2001

11.2  *   Landstar System, Inc. and Subsidiary Calculation of Diluted
                  Earnings Per Share for the Thirteen Weeks Ended March 30, 2002 and March 31, 2001

   __________________
* Filed herewith

                                     SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          LANDSTAR SYSTEM, INC.



Date:     May 10, 2002                     Henry H. Gerkens
                                          ----------------------------
                                          Henry H. Gerkens
                                          President and Chief Operating
                                          Officer



Date:     May 10, 2002                     Robert C. LaRose
                                          ----------------------------
                                          Robert C. LaRose
                                          Vice President, Chief Financial
                                          Officer and Secretary