Form 10-Q
period 2002-06-29
LANDSTAR SYSTEM INC
filed 2002-08-08
CIK 853816

                              UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C.  20549

                                FORM 10-Q

(Mark One)
[  X  ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934

For the quarterly period ended June 29, 2002

                              or

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

                                             Yes  (  X  )      No  (    )

The number of shares of the registrant's Common Stock, par value $.01 per share, outstanding as of the close of business on August 1, 2002 was 8,121,653, not adjusted for the two-for-one stock-split announced
July 18, 2002.

                                    PART I

                            FINANCIAL INFORMATION

                                    Index


                                    Item 1

Consolidated Balance Sheets as of June 29, 2002
  and December 29, 2001 ...............................................  Page 3

Consolidated Statements of Income for the Twenty-Six and Thirteen Weeks
  Ended June 29, 2002 and June 30, 2001 .............................    Page 4

Consolidated Statements of Cash Flows for the Twenty-Six Weeks
  Ended June 29, 2002 and June 30, 2001 .............................    Page 5

Consolidated Statement of Changes in Shareholders'
  Equity for the Twenty-Six Weeks Ended June 29, 2002 .................. Page 6

Notes to Consolidated Financial Statements.............................  Page 7

                                    Item 2

Management's Discussion and Analysis of
  Financial Condition and Results of Operations........................  Page 9

                                    Item 3

Quantitative and Qualitative Disclosures About Market Risk.............  Page 15


Item 1.  Financial Statements

     The interim consolidated financial statements contained herein reflect all adjustments (all of a normal, recurring nature) which, in the opinion of management, are necessary for a fair statement of the financial condition, results of operations, cash flows and changes in shareholders' equity for the periods presented. They have been prepared in accordance with Rule 10-01 of Regulation S-X and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the twenty-six weeks ended June 29, 2002 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 28, 2002.

     These interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's 2001 Annual Report on Form 10-K.

                         LANDSTAR SYSTEM, INC. AND SUBSIDIARY
                              CONSOLIDATED BALANCE SHEETS
                   (Dollars in thousands, except per share amounts)
                                     (Unaudited)

                                                                     June 29,         Dec 29,
                                                                         2002            2001
                                                                   ----------    ------------
ASSETS
Current assets:
   Cash                                                            $   47,877     $    47,886
   Short-term investments                                               1,305           2,982
   Trade accounts receivable, less allowance of $4,009
      and $4,416                                                      203,344         185,206
   Other receivables, including advances to independent
      contractors, less allowance of $6,008 and $4,740                 14,710          13,779
   Prepaid expenses and other current assets                            6,250           4,020
                                                                   ----------     -----------
          Total current assets                                        273,486         253,873
                                                                   ----------     -----------
Operating property, less accumulated depreciation
   and amortization of $49,218 and $44,455                             64,243          68,532
Goodwill							           31,134          31,134
Other assets                                                           21,141          11,112
                                                                   ----------     -----------
Total assets                                                       $  390,004     $   364,651
                                                                   ==========     ===========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Cash overdraft                                                  $   17,638     $    13,018
   Accounts payable                                                    67,326          55,813
   Current maturities of long-term debt                                10,070           9,965
   Insurance claims                                                    24,631          21,602
   Other current liabilities                                           38,707          31,667
                                                                   ----------     -----------
          Total current liabilities                                   158,372         132,065
                                                                   ----------     -----------
Long-term debt, excluding current maturities                           62,439          91,909
Insurance claims                                                       24,552          21,585
Deferred income taxes                                                   2,206           1,652

Shareholders' equity:
   Common stock, $.01 par value, authorized 20,000,000
      shares, issued 16,255,606 and 13,328,834 shares                     163             133
   Additional paid-in capital                                                          75,036
   Retained earnings                                                  145,332         258,162
   Cost of 5,241,841 shares of common stock in
      treasury at December 29, 2001                                                  (209,926)
   Notes receivable arising from exercise of stock options             (3,060)         (5,965)
                                                                   ----------     -----------
          Total shareholders' equity                                  142,435         117,440
                                                                   ----------     -----------
Total liabilities and shareholders' equity                         $  390,004     $   364,651
                                                                   ==========     ===========
See accompanying notes to consolidated financial statements.
                                       3

                          LANDSTAR SYSTEM, INC. AND SUBSIDIARY
                           CONSOLIDATED STATEMENTS OF INCOME
                    (Dollars in thousands, except per share amounts)
                                     (Unaudited)

                                                   Twenty-Six Weeks Ended          Thirteen Weeks Ended
                                                  -----------------------        -----------------------
                                                    June 29,     June 30,          June 29,     June 30,
                                                        2002         2001              2002         2001
                                                  ----------   ----------        ----------   ----------
Revenue                                           $  726,909   $  689,299        $  391,216   $  358,018
Investment income                                      1,078        1,959               515          903

Costs and expenses:
    Purchased transportation                         536,422      510,037           289,234      265,882
    Commissions to agents                             56,905       54,007            30,817       27,890
    Other operating costs                             17,814       16,895             9,708        8,792
    Insurance and claims                              24,384       17,025            13,477        9,222
    Selling, general and administrative               50,723       50,975            24,675       24,113
    Depreciation and amortization                      5,700        7,026             2,821        3,536
                                                  ----------   ----------        ----------   ----------
         Total costs and expenses                    691,948      655,965           370,732      339,435
                                                  ----------   ----------        ----------   ----------
Operating income                                      36,039       35,293            20,999       19,486
Interest and debt expense                              2,552        3,932             1,244        1,710
                                                  ----------   ----------        ----------   ----------
Income before income taxes                            33,487       31,361            19,755       17,776
Income taxes                                          12,725       12,074             7,507        6,843
                                                  ----------   ----------        ----------   ----------
Net income                                        $   20,762   $   19,287        $   12,248   $   10,933
                                                  ==========   ==========        ==========   ==========
Earnings per common share (1)                     $     1.28   $     1.13        $     0.75   $     0.64
                                                  ==========   ==========        ==========   ==========
Diluted earnings per share (1)                    $     1.23   $     1.11        $     0.72   $     0.63
                                                  ==========   ==========        ==========   ==========
Average number of shares outstanding:
     Earnings per common share (1)                16,223,000   17,007,000        16,252,000   16,989,000
                                                  ==========   ==========        ==========   ==========
     Diluted earnings per share (1)               16,829,000   17,437,000        16,914,000   17,415,000
                                                  ==========   ==========        ==========   ==========

(1) All earnings per share amounts and average number of shares outstanding have been restated to give retroactive effect to a two-for-one stock split effected in the form of a 100% stock dividend announced July 18, 2002.

See accompanying notes to consolidated financial statements.
                                         4

                                  LANDSTAR SYSTEM, INC. AND SUBSIDIARY
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (Dollars in thousands)
                                              (Unaudited)

                                                                                 Twenty-Six Weeks Ended
                                                                                ---------------------------
                                                                                   June 29,        June 30,
                                                                                       2002            2001
                                                                                -----------     -----------
OPERATING ACTIVITIES
  Net income                                                                    $    20,762     $    19,287
  Adjustments to reconcile net income to net cash provided
       by operating activities:
     Depreciation and amortization of operating property                              5,700           6,417
     Amortization of goodwill                                                                           609
     Non-cash interest charges                                                          136              86
     Provisions for losses on trade and other accounts receivable                     3,769           3,406
     Losses (gains) on sales of operating property                                       12            (195)
     Deferred income taxes, net                                                         554            (120)
     Changes in operating assets and liabilities:
            Increase in trade and other accounts receivable                         (22,838)         (2,445)
            Increase in prepaid expenses and other assets                            (6,996)         (3,412)
            Increase in accounts payable                                             11,513           6,151
            Increase (decrease) in other liabilities                                  7,040          (8,352)
            Increase (decrease) in insurance claims                                   5,996          (3,097)
                                                                                -----------     ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                            25,648          18,335
                                                                                -----------     ------------
INVESTING ACTIVITIES
  Maturities of short-term investments                                                2,000             499
  Purchases of short-term investments                                                (5,722)
  Purchases of operating property                                                    (1,697)         (2,825)
  Proceeds from sales of operating property                                             274             557
                                                                                -----------      -----------
NET CASH USED BY INVESTING ACTIVITIES                                                (5,145)         (1,769)
                                                                                -----------      -----------
FINANCING ACTIVITIES
  Increase (decrease) in cash overdraft                                               4,620          (2,095)
  Proceeds from exercise of stock options                                             4,233           1,224
  Purchases of common stock                                                                          (7,875)
  Principal payments on long-term debt and capital lease obligations                (29,365)        (12,907)
                                                                                -----------     -----------
NET CASH USED BY FINANCING ACTIVITIES                                               (20,512)        (21,653)
                                                                                -----------     -----------
Decrease in cash                                                                         (9)         (5,087)
Cash at beginning of period                                                          47,886          32,926
                                                                                -----------     -----------
Cash at end of period                                                           $    47,877     $    27,839
                                                                                ===========     ===========
See accompanying notes to consolidated financial statements.
                                       5

                                  LANDSTAR SYSTEM, INC. AND SUBSIDIARY
                                   CONSOLIDATED STATEMENT OF CHANGES
                                       IN SHAREHOLDERS' EQUITY
                                 Twenty-Six Weeks Ended June 29, 2002
                                         (Dollars in thousands)
                                               (Unaudited)

                                                                                                Notes
                                                                     Treasury Stock        Receivable
                                Common Stock   Additional               at Cost          Arising from
                            ------------------  Paid-In  Retained  -------------------    Exercise of
                              Shares   Amount   Capital  Earnings    Shares    Amount   Stock Options      Total
                            ---------- ------- --------- --------- --------- ---------  -------------   ---------

Balance December 29, 2001   13,328,834 $   133 $  75,036 $ 258,162 5,241,841 $(209,926) $      (5,965)  $ 117,440

Net income                                                  20,762                                         20,762

Exercises of stock options      46,960       1     1,327                                        2,905       4,233

Retirement of treasury
 stock                      (5,241,841)    (52)  (76,363) (133,511)(5,241,841) 209,926                      -

Stock split effected
 in the form of a
 100% stock dividend         8,121,653      81                (81)                                          -
                            ---------- ------- --------- --------- --------- ---------  -------------   ---------
Balance June 29, 2002       16,255,606 $   163 $   -     $ 145,332      -    $    -     $      (3,060)  $ 142,435
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

(1)  Stock-Split

     On July 18, 2002, Landstar announced that its Board of Directors had declared a two-for-one stock-split of its common stock to be effected in the form of a 100% stock dividend. Stockholders of record on August 2, 2002 will receive one additional share of common stock for each share held. The additional shares will be distributed on or about August 12, 2002. All share and per share amounts have been restated to give retroactive effect to this stock-split.

(2)  Income Taxes

     The provisions for income taxes for the 2002 and 2001 twenty-six-week and thirteen-week periods were based on estimated full year combined effective income tax rates of approximately 38.0% and 38.5%, respectively, which are higher than the statutory federal income tax rate primarily as a result of state income taxes and the meals and entertainment exclusion in both years and the amortization of certain goodwill in the 2001 period.

(3)  Earnings Per Share

     Earnings per common share amounts are based on the weighted average number of common shares outstanding and diluted earnings per share amounts are based on the weighted average number of common shares outstanding plus the incremental shares that would have been outstanding upon the assumed exercise of all dilutive stock options. All earnings per share amounts have been restated to give retroactive effect to the two-for-one stock split announced July 18, 2002.

(4)  Goodwill

     The Company adopted Statement of Financial Accounting Standards (SFAS)
     No. 142, "Goodwill and Other Intangible Assets" in the first quarter of fiscal year 2002. SFAS No. 142 eliminated the requirement to amortize goodwill and requires that it be tested for impairment on an annual basis. During the first quarter of 2002, the Company completed the transitional goodwill impairment test and determined that the fair value of each reporting unit exceeded the carrying value of the net assets of each reporting unit. Accordingly, no impairment loss was recognized. Adoption of SFAS No. 142 resulted in the elimination of goodwill amortization expense beginning with the first quarter of 2002. During the twenty-six-week and thirteen-week periods ended June 30, 2001, the Company recorded goodwill amortization expense of $609,000 and $305,000, respectively. Elimination of this amortization expense would have resulted in net income of $19,896,000, or an increase of $0.04 in earnings per share ($0.03 per diluted share), and $11,238,000, or an increase of $0.02 in earnings per share ($0.02 per diluted share), in the 2001 twenty-six and thirteen-week periods, respectively. The Company has no other intangible assets subject to the provisions of SFAS No. 142.

(5)  Additional Cash Flow Information

     During the 2002 period, Landstar paid income taxes and interest of $14,259,000 and $2,216,000, respectively. During the 2001 period, Landstar paid income taxes and interest of $15,232,000 and $4,450,000, respectively.

(6)   Segment Information

      The following tables summarize information about Landstar's reportable business segments for the twenty-six and thirteen weeks ended
      June 29, 2002 and June 30, 2001 (in thousands):

      Twenty-Six Weeks Ended June 29, 2002
      ------------------------------------------

                                   Carrier    Multimodal   Insurance    Other      Total
                                   -------    ----------   ---------    -----      -----
      External revenue          $  579,964   $  133,059   $ 13,886               $  726,909
      Investment income                                      1,078                    1,078
      Internal revenue              11,505        1,160     15,473                   28,138
      Operating income              41,459        2,785      7,560    $(15,765)      36,039
      Goodwill                      20,496       10,638                              31,134

      Twenty-Six Weeks Ended June 30, 2001
      ------------------------------------------

                                   Carrier    Multimodal   Insurance    Other      Total
                                   -------    ----------   ---------    -----      -----
      External revenue          $  543,559    $ 134,019   $ 11,721               $  689,299
      Investment income                                      1,959                    1,959
      Internal revenue              14,431        1,121     13,054                   28,606
      Operating income              37,603        2,121     13,708    $(18,139)      35,293
      Goodwill                      20,954       10,911                              31,865

      Thirteen Weeks Ended June 29, 2002
      ------------------------------------------

                                   Carrier    Multimodal   Insurance    Other      Total
                                   -------    ----------   ---------    -----      -----
      External revenue          $  310,001   $   74,340   $  6,875               $  391,216
      Investment income                                        515                      515
      Internal revenue               6,359          645      8,864                   15,868
      Operating income              24,603        1,645      2,238    $ (7,487)      20,999

      Thirteen Weeks Ended June 30, 2001
      ------------------------------------------

                                   Carrier    Multimodal   Insurance    Other      Total
                                   -------    ----------   ---------    -----      -----
      External revenue          $  280,174    $  72,190   $  5,654               $  358,018
      Investment income                                        903                      903
      Internal revenue               7,792          639      7,688                   16,119
      Operating income              20,569        1,535      6,512    $ (9,130)      19,486


(7)   Commitments and Contingencies

      At June 29, 2002, Landstar had commitments for letters of credit outstanding in the amount of $19,929,000, primarily as collateral for insurance claims. The commitments for letters of credit outstanding included $9,080,000 under the Third Amended and Restated Credit Agreement and $10,849,000 secured by assets deposited with a financial institution.

      Landstar is involved in certain claims and pending litigation arising from the normal conduct of business. Based on the knowledge of the facts and, in certain cases, opinions of outside counsel, management believes that adequate provisions have been made for probable losses with respect to the resolution of all claims and pending litigation and that the ultimate outcome, after provisions thereof, will not have a material adverse effect on the financial condition of Landstar, but could have a material adverse effect on the results of operations in a given quarter or year.


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

The multimodal segment is comprised of Landstar Logistics, Inc. and Landstar Express America, Inc. Transportation services provided by the multimodal segment include the arrangement of intermodal moves, contract logistics, truck brokerage and emergency and expedited ground and air freight. The multimodal segment markets its services through independent commission sales agents and utilizes tractors provided by independent contractors, railroads and air cargo carriers. The nature of the multimodal segment's business is such that a significant portion of its operating costs also varies directly with revenue.

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

Potential liability associated with accidents in the trucking industry is severe and occurrences are unpredictable. A material increase in the frequency or severity of accidents, cargo or workers' compensation claims or the unfavorable development of existing claims can be expected to adversely affect, or materially adversely affect, Landstar's operating income. Landstar retains liability for each individual commercial trucking claim up to $1,000,000 per occurrence through April 30, 2001 and $5,000,000 per occurrence thereafter. Landstar retains liability for each individual unladen truckers liability claim (claims incurred while the vehicle is being operated without a trailer attached or is being operated with an attached trailer which does not contain or carry any cargo) up to $25,000 per occurrence through December 31, 2001 and $1,000,000 thereafter. The Company also retains liability for each general liability claim up to $1,000,000, $250,000 for each workers' compensation claim and $250,000 for each cargo claim.

Employee compensation and benefits account for over half of the Company's selling, general and administrative expense. Other significant components of selling, general and administrative expense are communications costs and rent expense.

Depreciation and amortization primarily relates to depreciation of trailers and management information services equipment.

All historical share related financial information presented herein has been restated to reflect a two-for-one stock-split effected in the form of a 100% stock dividend to be distributed on or about August 12, 2002 to stockholders of record on August 2, 2002.

The following table sets forth the percentage relationships of income and expense items to revenue for the periods indicated:

                                                    Twenty-Six Weeks Ended       Thirteen Weeks Ended
                                                   ------------------------    ------------------------
                                                     June 29,      June 30,      June 29,      June 30,
                                                         2002          2001          2002          2001
                                                   ----------    ----------    ----------    ----------
Revenue                                                100.0%        100.0%        100.0%        100.0%
Investment income                                        0.2           0.3           0.1           0.3

Costs and expenses:
    Purchased transportation                            73.8          74.0          73.9          74.3
    Commissions to agents                                7.8           7.8           7.9           7.8
    Other operating costs                                2.4           2.5           2.5           2.4
    Insurance and claims                                 3.4           2.5           3.5           2.6
    Selling, general and administrative                  7.0           7.4           6.3           6.7
    Depreciation and amortization                        0.8           1.0           0.7           1.0
                                                      -------        ------      -------        ------
            Total costs and expenses                    95.2          95.2          94.8          94.8
                                                      -------        ------      -------        ------
Operating income                                         5.0           5.1           5.3           5.5
Interest and debt expense                                0.4           0.6           0.3           0.5
                                                      -------        ------      -------        ------
Income before income taxes                               4.6           4.5           5.0           5.0
Income taxes                                             1.7           1.7           1.9           1.9
                                                      -------        ------      -------        ------
Net income                                               2.9%          2.8%          3.1%          3.1%
                                                      =======        ======      =======        ======

TWENTY-SIX WEEKS ENDED JUNE 29, 2002 COMPARED TO TWENTY-SIX WEEKS
ENDED JUNE 30, 2001

Revenue for the 2002 twenty-six-week period was $726,909,000, an increase of $37,610,000 over the 2001 twenty-six-week period. The increase was attributable to increased revenue of $36,405,000 and $2,165,000 at the carrier and insurance segments, respectively, partially offset by decreased revenue at the multimodal segment of $960,000. Overall, revenue miles (volume) increased approximately 6%, while revenue per revenue mile (price) decreased approximately 1%. The increase in premium revenue at the insurance segment was primarily attributable to an increase in the level of reinsurance underwritten for unladen truckers liability from $25,000 per occurrence to $1,000,000 per occurrence effective January 1, 2002. Investment income at the insurance segment was $1,078,000 and $1,959,000 in the 2002 and 2001 periods, respectively. The decrease in investment income was primarily due to a reduced rate of return, attributable to the decline in interest rates.

Purchased transportation was 73.8% of revenue in 2002 compared with 74.0% in 2001. The decrease in purchased transportation as a percentage of revenue was primarily due to increased revenue at the insurance and carrier segments. Commissions to agents were 7.8% of revenue in 2002 and 2001.

Other operating costs were 2.4% of revenue in 2002 compared with 2.5% in 2001. The decrease in other operating costs as a percentage of revenue was primarily due to decreased license, permit and fuel tax costs, partially offset by increased trailer costs. Insurance and claims were 3.4% of revenue in 2002 compared with 2.5% in 2001. The increase in insurance and claims as a percentage of revenue was primarily attributable to increased trucking claims in the $4 million excess of $1 million layer as a result of one severe accident in June 2002, the increased level of risk assumed for the unladen truckers liability program effective
January 1, 2002 and favorable development of prior year claims in 2001, partially offset by reduced property and casualty insurance premiums. Selling, general and administrative costs were 7.0% of revenue in 2002 compared with 7.4% of revenue in 2001. Selling, general and administrative costs, net of an increased provision for bonuses under the Company's incentive compensation plans, remained approximately the same as in the prior year. Accordingly, selling, general and administrative costs as a percentage of revenue declined as revenue increased 5.5%. Depreciation and amortization was 0.8% of revenue in 2002 compared with 1.0% in 2001. The decrease in depreciation and amortization as a percentage of revenue was primarily due to the January 1, 2002 implementation of SFAS No. 142, which eliminated the amortization of goodwill, and reduced depreciation expense for trailing equipment reflecting a decline in the number of company-owned trailers in favor of leased trailers with rent based upon a percentage of revenue.

Interest and debt expense was 0.4% and 0.6% of revenue in 2002 and 2001, respectively. This decrease was primarily attributable to the decline in interest rates, decreased average borrowings on the senior credit facility and decreased capital lease obligations for trailing equipment.

The provisions for income taxes for the 2002 and 2001 twenty-six-week periods were based on estimated full year combined effective income tax rates of approximately 38.0% and 38.5%, respectively, which are greater than the statutory federal income tax rate primarily as a result of state income taxes and the meals and entertainment exclusion in both years and the amortization of certain goodwill in the 2001 period. The decrease in the effective income tax rate was attributable to the elimination of goodwill amortization in 2002.

Net income was $20,762,000, or $1.28 per common share ($1.23 per diluted share), in the 2002 period compared with $19,287,000, or $1.13 per common share ($1.11 per diluted share), in the 2001 period.

THIRTEEN WEEKS ENDED JUNE 29, 2002 COMPARED TO THIRTEEN WEEKS
ENDED JUNE 30, 2001

Revenue for the 2002 thirteen-week period was $391,216,000, an increase of $33,198,000 compared to the 2001 thirteen-week period. The increase was attributable to increased revenue of $29,827,000, $2,150,000 and $1,221,000 at the carrier, multimodal and insurance segments, respectively. Overall, revenue miles increased approximately 10%, while revenue per revenue mile decreased approximately 1%. The increase in premium revenue at the insurance segment was primarily attributable to an increase in the level of reinsurance underwritten for unladen truckers liability. Investment income at the insurance segment was $515,000 and $903,000 in the 2002 and 2001 periods, respectively. The decrease in investment income was primarily due to a reduced rate of return, attributable to the decline in interest rates.

Purchased transportation was 73.9% of revenue in 2002 compared with 74.3% in 2001. The decrease in purchased transportation as a percentage of revenue was primarily attributable to increased revenue at the insurance and carrier segments and improved purchased transportation rates at the multimodal segment, partially offset by increased brokerage revenue at the carrier segment. Commissions to agents were 7.9% of revenue in 2002 and 7.8% of revenue in 2001. The increase in commissions to agents as a percentage of revenue was primarily due to improved gross profit at the multimodal segment resulting from lower purchased transportation costs and increased brokerage revenue at the carrier segment. Other operating costs were 2.5% of revenue in 2002 compared with 2.4% in 2001. The increase in other operating costs as a percentage of revenue was primarily due to increased trailer costs, partially offset by decreased license, permit and fuel tax costs.
Insurance and claims were 3.5% of revenue in 2002 compared with 2.6% in 2001. The increase in insurance and claims as a percentage of revenue was primarily attributable to increased trucking claims in the $4 million excess of $1 million layer as a result of one severe accident in June 2002 and the increased level of risk assumed for the unladen truckers liability program, partially offset by reduced property and casualty insurance premiums. Selling, general and administrative costs were 6.3% of revenue in 2002 compared with 6.7% of revenue in 2001. Selling, general and administrative costs, net of an increased provision for bonuses under the Company's incentive compensation plans, remained approximately the same as in the prior year. Accordingly, selling, general and administrative costs as a percentage of revenue declined as revenue increased 9.3%. Depreciation and amortization was 0.7% of revenue in 2002 compared with 1.0% in 2001. The decrease in depreciation and amortization as a percentage of revenue was primarily due to the January 1, 2002 implementation of SFAS No. 142, which eliminated the amortization of goodwill, and reduced depreciation expense for trailing equipment.

Interest and debt expense was 0.3% and 0.5% of revenue in 2002 and 2001, respectively. The decrease was primarily attributable to the decline in interest rates, decreased average borrowings on the senior credit facility and decreased capital lease obligations for trailing equipment.

The provisions for income taxes for the 2002 and 2001 thirteen-week periods were based on estimated full year combined effective income tax rates of approximately 38.0% and 38.5%, respectively, which are greater than the statutory federal income tax rate primarily as a result of state income taxes and the meals and entertainment exclusion in both years and the amortization of certain goodwill in the 2001 period. The decrease in the effective income tax rate was attributable to the elimination of goodwill amortization in 2002.

Net income was $12,248,000, or $0.75 per common share ($0.72 per diluted share), in the 2002 period compared with $10,933,000, or $0.64 per common share ($0.63 per diluted share), in the 2001 period.

CAPITAL RESOURCES AND LIQUIDITY

Shareholders' equity increased to $142,435,000 at June 29, 2002 compared with $117,440,000 at December 29, 2001, primarily as a result of net income for the period. Shareholders' equity was 66% and 54% of total capitalization at June 29, 2002 and December 29, 2001, respectively. As of August 1, 2002, the Company may purchase up to 974,600 shares, adjusted for the two-for-one stock-split, of its common stock under its authorized stock purchase program.

Working capital and the ratio of current assets to current liabilities were $115,114,000 and 1.73 to 1, respectively, at June 29, 2002, compared with $121,808,000 and 1.92 to 1, respectively, at December 29, 2001. Landstar has historically operated with current ratios within the range of 1.5 to 1 to
2.0 to 1. Cash provided by operating activities was $25,648,000 in the 2002 period compared with $18,335,000 in the 2001 period. The increase in cash flow provided by operating activities was primarily attributable to the timing of payments. During the 2002 period, Landstar purchased $1,697,000 of operating property. Management anticipates acquiring $25,000,000 of operating property during the remainder of fiscal year 2002 either by purchase or lease financing.

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

FORWARD-LOOKING STATEMENTS

The following is a "safe harbor" statement under the Private Securities Litigation Reform Act of 1995. Statements contained in this document that are not based on historical facts are "forward-looking statements." This Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Form 10-Q statement contain forward-looking statements, such as statements which relate to Landstar's business objectives, plans, strategies and expectations. Terms such as "anticipates," "believes," "estimates," "plans," "predicts," "may," "should," "will," the negative thereof and similar expressions are intended to identify forward-looking statements. Such statements are by nature subject to uncertainties and risks, including but not limited to; an increase in the frequency or severity of accidents, cargo or workers' compensation claims; unfavorable development of existing accident claims; a downturn in domestic economic growth or growth in the transportation sector; and other operational, financial or legal risks or uncertainties detailed in Landstar's SEC filings from time to time. These risks and uncertainties could cause actual results or events to differ materially from historical results or those anticipated. Investors should not place undue reliance on such forward-looking statements, and the Company undertakes no obligation to publicly update or revise any forward-looking statements.


SEASONALITY

Landstar's operations are subject to seasonal trends common to the trucking industry. Results of operations for the quarter ending in March are typically lower than the quarters ending June, September and December.

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

                                        PART II

                                     OTHER INFORMATION

Item 1.  Legal Proceedings

On September 20, 2001, a suit was filed entitled Gulf Bridge RoRo, Inc. v. Landstar System, Inc. (hereinafter "Landstar"), Landstar Logistics, Inc. (hereinafter "Landstar Logistics"), and Ford Motor Co., Inc.
in Federal District Court in Mobile, Alabama. The suit alleges breach of contract and misrepresentation against Landstar and Landstar Logistics and certain other courses of action arising out of a contract between Landstar Logistics and the Plaintiff involving a trans-Gulf of Mexico roll-on/roll-off shipping venture developed by the Plaintiffs. The complaint and discovery developed after the filing of the suit would indicate that Plaintiff's principal claim is that Landstar and Landstar Logistics breached a duty under the contract to use "best efforts" to aid in the arrangement of freight for Plaintiff's vessel and that Landstar and Landstar Logistics misrepresented material facts which induced Plaintiff to enter into the contract with Landstar Logistics. The suit makes claim for $25,000,000 for damages for breach of contract and $50,000,000 punitive and other damages related to the misrepresentation counts. As of August 1, 2002, discovery remains open and proceeding in this matter. Discovery completion date has been set by the Court for October 31, 2002. The Court has set a trial date for February of 2003.

The Company believes it has meritorious defenses to this litigation and intends to defend it vigorously. The Company also believes that if this litigation were determined adverse to it, the probable liability of the Company, exclusive of any available insurance recoveries, would not have a material adverse effect on the financial condition of the Company but could have a material adverse effect on the results of operations in a given quarter or year. The Company also believes, however, that any such liability would have no greater impact on the Company's results of operations for any fiscal quarter or fiscal year than any previous litigation to which the Company has been a party in the last three fiscal years. No assurances can be given as to the outcome of this matter.

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

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

On May 15, 2002, Landstar System, Inc. (the "Company") held its Annual Meeting of Shareholders (the "Meeting") at its principal offices in Jacksonville, FL. The matters voted upon at the Meeting included (i) the election of two Class III directors for the terms to expire at the 2005 Annual Meeting of Shareholders, (ii) the ratification of appointment of KPMG LLP as the Company's independent auditors for fiscal year 2002,
(iii) to consider the approval of the Company's 2002 Employee Stock Option Plan and (iv) to consider approval of the Company's
Executive Incentive Compensation Plan.


The number of shares voted below do not give effect to the two-for-one stock-split announced on July 18, 2002.

Pursuant to the Company's Restated Certificate of Incorporation, the Board of Directors has fixed the number of directors at seven: two
Class I directors whose members' terms will expire at the 2003 Annual Meeting of Shareholders; three Class II directors whose members' terms will expire at the 2004 Annual Meeting of Shareholders; and two Class III directors whose members' terms will expire at the 2005 Annual Meeting of Shareholders. With respect to the election of two Class III directors at the Meeting, nominee David G. Bannister and nominee Jeffrey C. Crowe were elected to the Board of Directors of the Company. Mr. Bannister received 6,915,622 votes for election to the Board and 86,216 were withheld. Mr. Crowe received 6,954,198 votes for election to the Board and 47,640 were withheld. The names of the other directors whose terms of office as a director continued after the Meeting are as follows: Henry H. Gerkens
(a Class I director), Ronald W. Drucker (a Class I director), Merritt J. Mott (a Class II director), William S. Elston (a Class II director) and Diana M. Murphy (a Class II director).

The proposal to appoint KPMG LLP as the Company's independent auditors for fiscal year 2002 was ratified by the Company's shareholders. Votes for the ratification were 6,913,160, votes against were 81,722 and votes abstaining were 6,956.

The proposal for the approval of the Company's 2002 Employee Stock Option Plan was approved by a majority of the shareholders with 4,130,629 votes for the proposal, 2,223,556 votes against the proposal and 86,512 votes abstained.

The proposal for the approval of the Company's Executive Incentive Compensation Plan was approved by a majority of the shareholders with 6,105,025 votes for the proposal, 236,758 votes against the proposal and 98,914 votes abstained.

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

(b)      Form 8-K

         None.

                              EXHIBIT INDEX

Registrant's Commission File No.: 0-21238

Exhibit No.       Description
------------      -----------

   (11)           Statement re: Computation of Per Share Earnings:

         11.1 * Landstar System, Inc. and Subsidiary Calculation of Earnings Per Common Share for the Twenty-Six and Thirteen Weeks Ended June 29, 2002 and June 30, 2001

         11.2 * Landstar System, Inc. and Subsidiary Calculation of Diluted Earnings Per Share for the Twenty-Six and Thirteen Weeks Ended June 29, 2002 and June 30, 2001







__________________
* Filed herewith

                                     SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          LANDSTAR SYSTEM, INC.



Date:     August 5, 2002              /s/ Jeffrey C. Crowe
                                          ----------------------------
                                          Jeffrey C. Crowe
                                          Chairman of the Board and
                                          Chief Executive Officer




Date:     August 5, 2002              /s/ Robert C. LaRose
                                          ----------------------------
                                          Robert C. LaRose
                                          Vice President, Chief Financial
                                          Officer and Secretary