Form 10-Q
period 2002-09-28
LANDSTAR SYSTEM INC
filed 2002-11-01
CIK 853816

                              UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C.  20549

                                FORM 10-Q

(Mark One)
[  X  ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934

For the quarterly period ended September 28, 2002

                              or

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

                                             Yes  (  X  )      No  (    )

The number of shares of the registrant's Common Stock, par value $.01 per share, outstanding as of the close of business on October 28, 2002 was 15,818,387.

                                    PART I

                            FINANCIAL INFORMATION

                                    Index


                                    Item 1

Consolidated Balance Sheets as of September 28, 2002
  and December 29, 2001 ...............................................  Page 3

Consolidated Statements of Income for the Thirty-Nine and Thirteen Weeks
  Ended September 28, 2002 and September 29, 2001 .....................  Page 4

Consolidated Statements of Cash Flows for the Thirty-Nine Weeks
  Ended September 28, 2002 and September 29, 2001 .....................  Page 5

Consolidated Statement of Changes in Shareholders'
  Equity for the Thirty-Nine Weeks Ended September 28, 2002 ...........  Page 6

Notes to Consolidated Financial Statements.............................  Page 7

                                    Item 2

Management's Discussion and Analysis of
  Financial Condition and Results of Operations........................  Page 9

                                    Item 3

Quantitative and Qualitative Disclosures About Market Risk.............  Page 15

                                    Item 4

Controls and Procedures ...............................................  Page 15


Item 1.  Financial Statements

     The interim consolidated financial statements contained herein reflect all adjustments (all of a normal, recurring nature) which, in the opinion of management, are necessary for a fair statement of the financial condition, results of operations, cash flows and changes in shareholders' equity for the periods presented. They have been prepared in accordance with Rule 10-01 of Regulation S-X and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the thirty-nine weeks ended September 28, 2002 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 28, 2002.

     These interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's 2001 Annual Report on Form 10-K.

                         LANDSTAR SYSTEM, INC. AND SUBSIDIARY
                              CONSOLIDATED BALANCE SHEETS
                   (Dollars in thousands, except per share amounts)
                                     (Unaudited)

                                                                    Sept. 28,        Dec. 29,
                                                                         2002            2001
                                                                   ----------    ------------
ASSETS
Current assets:
   Cash                                                            $   64,946     $    47,886
   Short-term investments                                               2,200           2,982
   Trade accounts receivable, less allowance of $3,838
      and $4,416                                                      208,647         185,206
   Other receivables, including advances to independent
      contractors, less allowance of $5,053 and $4,740                 10,346          13,779
   Prepaid expenses and other current assets                            5,549           4,020
                                                                   ----------     -----------
          Total current assets                                        291,688         253,873
                                                                   ----------     -----------
Operating property, less accumulated depreciation
   and amortization of $51,945 and $44,455                             65,000          68,532
Goodwill							           31,134          31,134
Other assets                                                           16,575          11,112
                                                                   ----------     -----------
Total assets                                                       $  404,397     $   364,651
                                                                   ==========     ===========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Cash overdraft                                                  $   16,339     $    13,018
   Accounts payable                                                    70,241          55,813
   Current maturities of long-term debt                                10,163           9,965
   Insurance claims                                                    23,903          21,602
   Other current liabilities                                           41,174          31,667
                                                                   ----------     -----------
          Total current liabilities                                   161,820         132,065
                                                                   ----------     -----------
Long-term debt, excluding current maturities                           62,460          91,909
Insurance claims                                                       23,897          21,585
Deferred income taxes                                                   3,268           1,652

Shareholders' equity:
   Common stock, $.01 par value, authorized 20,000,000
      shares, issued 16,286,306 and 13,328,834 shares                     163             133
   Additional paid-in capital                                             261          75,036
   Retained earnings                                                  159,299         258,162
   Cost of 112,879 and 5,241,841 shares of common
      stock in treasury                                                (5,435)       (209,926)
   Notes receivable arising from exercise of stock options             (1,336)         (5,965)
                                                                   ----------     -----------
          Total shareholders' equity                                  152,952         117,440
                                                                   ----------     -----------
Total liabilities and shareholders' equity                         $  404,397     $   364,651
                                                                   ==========     ===========
See accompanying notes to consolidated financial statements.
                                       3

                          LANDSTAR SYSTEM, INC. AND SUBSIDIARY
                           CONSOLIDATED STATEMENTS OF INCOME
                    (Dollars in thousands, except per share amounts)
                                     (Unaudited)

                                                  Thirty-Nine Weeks Ended          Thirteen Weeks Ended
                                                  -----------------------        -----------------------
                                                   Sept. 28,    Sept. 29,         Sept. 28,    Sept. 29,
                                                        2002         2001              2002         2001
                                                  ----------   ----------        ----------   ----------
Revenue                                           $1,112,569   $1,044,983        $  385,660   $  355,684
Investment income                                      1,552        2,861               474          902

Costs and expenses:
    Purchased transportation                         822,193      774,162           285,771      264,125
    Commissions to agents                             87,550       82,291            30,645       28,284
    Other operating costs                             26,274       24,841             8,460        7,946
    Insurance and claims                              32,672       23,802             8,288        6,777
    Selling, general and administrative               77,421       76,127            26,698       25,152
    Depreciation and amortization                      8,521       10,328             2,821        3,302
                                                  ----------   ----------        ----------   ----------
         Total costs and expenses                  1,054,631      991,551           362,683      335,586
                                                  ----------   ----------        ----------   ----------
Operating income                                      59,490       56,293            23,451       21,000
Interest and debt expense                              3,518        5,529               966        1,597
                                                  ----------   ----------        ----------   ----------
Income before income taxes                            55,972       50,764            22,485       19,403
Income taxes                                          21,269       19,547             8,544        7,473
                                                  ----------   ----------        ----------   ----------
Net income                                        $   34,703   $   31,217        $   13,941   $   11,930
                                                  ==========   ==========        ==========   ==========
Earnings per common share (1)                     $     2.14   $     1.85        $     0.86   $     0.72
                                                  ==========   ==========        ==========   ==========
Diluted earnings per share (1)                    $     2.06   $     1.81        $     0.83   $     0.70
                                                  ==========   ==========        ==========   ==========
Average number of shares outstanding:
     Earnings per common share (1)                16,223,000   16,838,000        16,224,000   16,501,000
                                                  ==========   ==========        ==========   ==========
     Diluted earnings per share (1)               16,847,000   17,270,000        16,875,000   16,943,000
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

                                  LANDSTAR SYSTEM, INC. AND SUBSIDIARY
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (Dollars in thousands)
                                              (Unaudited)

                                                                                 Thirty-Nine Weeks Ended
                                                                                ---------------------------
                                                                                  Sept. 28,       Sept. 29,
                                                                                       2002            2001
                                                                                -----------     -----------
OPERATING ACTIVITIES
  Net income                                                                    $    34,703     $    31,217
  Adjustments to reconcile net income to net cash provided
       by operating activities:
     Depreciation and amortization of operating property                              8,521           9,417
     Amortization of goodwill                                                                           911
     Non-cash interest charges                                                          205              86
     Provisions for losses on trade and other accounts receivable                     6,084           5,300
     Losses (gains) on sales of operating property                                       34            (197)
     Deferred income taxes, net                                                       1,616            (192)
     Changes in operating assets and liabilities:
            Increase in trade and other accounts receivable                         (26,092)         (7,326)
            Decrease (increase) in prepaid expenses and other assets                   (634)          1,329
            Increase in accounts payable                                             14,428           4,791
            Increase (decrease) in other liabilities                                  9,507          (9,983)
            Increase (decrease) in insurance claims                                   4,613          (4,022)
                                                                                -----------     -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                            52,985          31,331
                                                                                -----------     -----------
INVESTING ACTIVITIES
  Maturities of investments                                                           2,500           1,009
  Purchases of investments                                                           (8,281)           (496)
  Purchases of operating property                                                    (2,649)         (4,902)
  Proceeds from sales of operating property                                             294             631
                                                                                -----------      ----------
NET CASH USED BY INVESTING ACTIVITIES                                                (8,136)         (3,758)
                                                                                -----------      ----------
FINANCING ACTIVITIES
  Increase (decrease) in cash overdraft                                               3,321            (790)
  Borrowings on revolving credit facility                                                            25,000
  Proceeds from exercises of stock options                                            1,523           1,763
  Proceeds from repayment of notes receivable
      arising from exercises of stock options                                         4,721           1,183
  Purchases of common stock                                                          (5,435)        (37,199)
  Principal payments on long-term debt and capital lease obligations                (31,919)        (15,377)
                                                                                -----------     -----------
NET CASH USED BY FINANCING ACTIVITIES                                               (27,789)        (25,420)
                                                                                -----------     -----------
Increase in cash                                                                     17,060           2,153
Cash at beginning of period                                                          47,886          32,926
                                                                                -----------     -----------
Cash at end of period                                                           $    64,946     $    35,079
                                                                                ===========     ===========
See accompanying notes to consolidated financial statements.
                                       5

                                  LANDSTAR SYSTEM, INC. AND SUBSIDIARY
                                   CONSOLIDATED STATEMENT OF CHANGES
                                       IN SHAREHOLDERS' EQUITY
                                 Thirty-Nine Weeks Ended September 28, 2002
                                         (Dollars in thousands)
                                               (Unaudited)

                                                                                                Notes
                                                                     Treasury Stock        Receivable
                                Common Stock   Additional               at Cost          Arising from
                            ------------------  Paid-In  Retained  -------------------    Exercise of
                              Shares   Amount   Capital  Earnings    Shares    Amount   Stock Options      Total
                            ---------- ------- --------- --------- --------- ---------  -------------   ---------

Balance December 29, 2001   13,328,834 $   133 $  75,036 $ 258,162 5,241,841 $(209,926) $      (5,965)  $ 117,440

Net income                                                  34,703                                         34,703

Exercises of stock options      77,660       1     1,614                                          (92)      1,523

Repayment of notes receivable
 arising from exercises of
 stock options                                                                                  4,721       4,721

Retirement of treasury
 stock                      (5,241,841)    (52)  (76,389) (133,485)(5,241,841) 209,926                      -

Purchases of common stock                                            112,879    (5,435)                    (5,435)

Stock split effected
 in the form of a
 100% stock dividend         8,121,653      81                 (81)                                          -
                            ---------- ------- --------- --------- --------- ---------  -------------   ---------
Balance September 28, 2002  16,286,306 $   163 $     261 $ 159,299   112,879 $  (5,435) $      (1,336)  $ 152,952
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

(1)  Stock Split

     On July 18, 2002, Landstar announced that its Board of Directors had declared a two-for-one stock split of its common stock to be effected in the form of a 100% stock dividend. Stockholders of record on August 2, 2002 received one additional share of common stock for each share held. The additional shares were distributed on August 12, 2002. All share and per share amounts have been restated to give retroactive effect to this stock split.

(2)  Income Taxes

     The provisions for income taxes for the 2002 and 2001 thirty-nine-week and thirteen-week periods were based on estimated full year combined effective income tax rates of approximately 38.0% and 38.5%, respectively, which are higher than the statutory federal income tax rate primarily as a result of state income taxes and the meals and entertainment exclusion in both years and the amortization of certain goodwill in the 2001 period.

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

(4)  Goodwill

     The Company adopted Statement of Financial Accounting Standards (SFAS)
     No. 142, "Goodwill and Other Intangible Assets" in the first quarter of fiscal year 2002. SFAS No. 142 eliminates the requirement to amortize goodwill on a recurring basis over its estimated useful life. Adoption of SFAS No. 142 resulted in the elimination of goodwill amortization expense beginning with the first quarter of 2002. SFAS No. 142 requires that goodwill now be tested for impairment on an annual basis by reporting unit based on fair value measurements. During the first quarter of 2002, the Company completed the transitional goodwill impairment test and determined that the fair value of each reporting unit exceeded the carrying value of the net assets of each reporting unit. Accordingly, no impairment loss was recognized. During the thirty-nine-week and thirteen-week periods ended September 29, 2001, the Company recorded goodwill amortization expense of $911,000 and $302,000, respectively. Elimination of this amortization expense would have resulted in net income of $32,128,000, or an increase of $0.06 in earnings per share ($0.05 per diluted share), and $12,232,000, or an increase of $0.02 in earnings per share ($0.02 per diluted share), in the 2001 thirty-nine-week and thirteen-week periods, respectively. The Company has no other intangible assets subject to the provisions of SFAS No. 142.

(5)  Additional Cash Flow Information

     During the 2002 period, Landstar paid income taxes and interest of $16,638,000 and $3,303,000, respectively, and acquired operating property by entering into capital leases in the amount of $2,668,000. During the 2001 period, Landstar paid income taxes and interest of $19,131,000 and $6,175,000, respectively. The Company did not acquire operating property by entering into capital leases during 2001.

(6)   Segment Information

      The following tables summarize information about Landstar's reportable business segments for the thirty-nine and thirteen weeks ended September 28, 2002 and September 29, 2001 (in thousands):

      Thirty-nine Weeks Ended September 28, 2002
      ------------------------------------------

                                   Carrier    Multimodal   Insurance    Other      Total
                                   -------    ----------   ---------    -----      -----
      External revenue          $  878,836   $  213,018   $ 20,715               $1,112,569
      Investment income                                      1,552                    1,552
      Internal revenue              17,899        1,849     22,667                   42,415
      Operating income              63,912        5,007     15,867    $(25,296)      59,490
      Goodwill                      20,496       10,638                              31,134

      Thirty-nine Weeks Ended September 29, 2001
      ------------------------------------------

                                   Carrier    Multimodal   Insurance    Other      Total
                                   -------    ----------   ---------    -----      -----
      External revenue          $  820,055   $  207,209   $ 17,719               $1,044,983
      Investment income                                      2,861                    2,861
      Internal revenue              22,100        1,764     20,185                   44,049
      Operating income              56,055        3,836     22,932    $(26,530)      56,293
      Goodwill                      20,788       10,775                              31,563

      Thirteen Weeks Ended September 28, 2002
      ------------------------------------------

                                   Carrier    Multimodal   Insurance    Other      Total
                                   -------    ----------   ---------    -----      -----
      External revenue          $  298,872   $   79,959   $  6,829               $  385,660
      Investment income                                        474                      474
      Internal revenue               6,394          689      7,194                   14,277
      Operating income              22,453        2,222      8,307    $ (9,531)      23,451

      Thirteen Weeks Ended September 29, 2001
      ------------------------------------------

                                   Carrier    Multimodal   Insurance    Other      Total
                                   -------    ----------   ---------    -----      -----
      External revenue          $  276,496   $   73,190   $  5,998               $  355,684
      Investment income                                        902                      902
      Internal revenue               7,669          643      7,131                   15,443
      Operating income              18,452        1,715      9,224    $ (8,391)      21,000


(7)   Commitments and Contingencies

      At September 28, 2002, Landstar had commitments for letters of credit outstanding in the amount of $19,929,000, primarily as collateral for insurance claims. The commitments for letters of credit outstanding included $9,080,000 under the Third Amended and Restated Credit Agreement and $10,849,000 secured by assets deposited with a financial institution.

      Landstar is involved in certain claims and pending litigation arising from the normal conduct of business. Based on the knowledge of the facts and, in certain cases, opinions of outside counsel, management believes that adequate provisions have been made for probable losses with respect to the resolution of all claims and pending litigation and that the ultimate outcome, after provisions thereof, will not have a material adverse effect on the financial condition of Landstar, but could have a material adverse effect on the results of operations in a given quarter or year. However, no assurances can be given in this regard.


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

The carrier segment consists of Landstar Ranger, Inc., Landstar Inway, Inc., Landstar Ligon, Inc. and Landstar Gemini, Inc. The carrier segment primarily provides truckload transportation for a wide range of general commodities over irregular routes with its fleet of dry and specialty vans and unsided trailers, including flatbed, drop deck and specialty. It also provides short-to-long haul movement of containers by truck and dedicated power-only truck capacity and truck brokerage. The carrier segment markets its services primarily through independent commission sales agents and utilizes tractors provided by independent contractors, either permanently leased to the Company or third party broker carriers. Historically, the Company's carrier segment has primarily relied on capacity provided by independent contractors permanently leased to the Company. Pursuant to a plan to augment its available capacity and increase its revenue, the Company has begun to increase the carrier segment's use of capacity provided by third party broker carriers.
A significant decrease in the number of tractors supplied by independent contractors permanently leased to the Company or the availability of capacity provided by third party broker carriers may have an adverse effect on the Company's results of operations. The nature of the carrier segment's business is such that a significant portion of its operating costs varies directly with revenue.

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

The insurance segment is comprised of Signature Insurance Company ("Signature"), a wholly-owned offshore insurance subsidiary, and Risk Management Claim Services, Inc. The insurance segment provides risk and claims management services to Landstar's operating companies. In addition, it reinsures certain property, casualty and occupational accident risks of certain independent contractors who have contracted to haul freight for Landstar and provides certain property and casualty insurance directly to Landstar's operating subsidiaries.

Purchased transportation represents the amount an independent contractor is paid to haul freight and is primarily based on a contractually agreed-upon percentage of revenue generated by the haul for truck capacity provided by independent contractors who are permanently leased to the Company. Purchased transportation for the brokerage services operations of the carrier and multimodal segments is based on a negotiated rate for each load hauled. Purchased transportation for the intermodal services operations and the air freight operations of the multimodal segment is based on a contractually agreed-upon fixed rate. Purchased transportation as a percentage of revenue for the intermodal and brokerage services operations is normally higher than that of Landstar's other transportation operations. Purchased transportation is the largest component of costs and expenses and, on a consolidated basis, increases or decreases in proportion to the revenue generated through independent contractors. Commissions to agents are primarily based on contractually agreed-upon percentages of revenue at the carrier segment and of gross profit, revenue less the cost of purchased transportation, at the multimodal segment. Commissions to agents as a percentage of consolidated revenue will vary directly with the percentage of consolidated revenue generated by the carrier segment, the multimodal segment and Signature and increases or decreases in gross profit at the multimodal segment.

Trailing equipment rent and maintenance costs are the largest components of other operating costs.

Potential liability associated with accidents in the trucking industry is severe and occurrences are unpredictable. A material increase in the frequency or severity of accidents, cargo or workers' compensation claims or the unfavorable development of existing claims could be expected to materially adversely affect Landstar's operating income. Landstar retains liability for each individual commercial trucking claim up to $1,000,000 per occurrence through April 30, 2001 and $5,000,000 per occurrence thereafter. To reduce its exposure to unladen liability claims (claims incurred while the vehicle is being operated without a trailer attached or is being operated with an attached trailer which does not contain or carry any cargo), Landstar requires its independent contractors to maintain unladen truckers liability coverage of $1,000,000 per occurrence. Under the Company's unladen truckers liability program, independent contractors purchase truckers unladen liability coverage from a third party insurance company. Signature reinsures this unladen liability coverage for independent contractors who participate in the Company's unladen program, up to $25,000 per occurrence through December 31, 2001 and $1,000,000 thereafter. The Company also retains liability for each general liability claim up to $1,000,000, $250,000 for each workers' compensation claim and $250,000 for each cargo claim.

Employee compensation and benefits account for over half of the Company's selling, general and administrative expense. Other significant components of selling, general and administrative expense are communications costs and rent expense.

Depreciation and amortization primarily relates to depreciation of trailing equipment and management information services equipment.

All historical share related financial information presented herein has been restated to reflect a two-for-one stock split effected in the form of a 100% stock dividend distributed on August 12, 2002 to stockholders of record on August 2, 2002.

The following table sets forth the percentage relationships of income and expense items to revenue for the periods indicated:

                                                    Thirty-Nine Weeks Ended       Thirteen Weeks Ended
                                                   ------------------------    ------------------------
                                                    Sept. 28,     Sept. 29,     Sept. 28,     Sept. 29,
                                                         2002          2001          2002          2001
                                                   ----------    ----------    ----------    ----------
Revenue                                                100.0%        100.0%        100.0%        100.0%
Investment income                                        0.1           0.3           0.1           0.3

Costs and expenses:
    Purchased transportation                            73.9          74.1          74.1          74.3
    Commissions to agents                                7.9           7.8           7.9           8.0
    Other operating costs                                2.4           2.4           2.2           2.2
    Insurance and claims                                 2.9           2.3           2.2           1.9
    Selling, general and administrative                  6.9           7.3           6.9           7.1
    Depreciation and amortization                        0.8           1.0           0.7           0.9
                                                      -------        ------      -------        ------
            Total costs and expenses                    94.8          94.9          94.0          94.4
                                                      -------        ------      -------        ------
Operating income                                         5.3           5.4           6.1           5.9
Interest and debt expense                                0.3           0.5           0.3           0.4
                                                      -------        ------      -------        ------
Income before income taxes                               5.0           4.9           5.8           5.5
Income taxes                                             1.9           1.9           2.2           2.1
                                                      -------        ------      -------        ------
Net income                                               3.1%          3.0%          3.6%          3.4%
                                                      =======        ======      =======        ======

THIRTY-NINE WEEKS ENDED SEPTEMBER 28, 2002 COMPARED TO THIRTY-NINE WEEKS ENDED SEPTEMBER 29, 2001

Revenue for the 2002 thirty-nine-week period was $1,112,569,000, an increase of $67,586,000 over the 2001 thirty-nine-week period. The increase was attributable to increased revenue of $58,781,000, $5,809,000 and $2,996,000 at the carrier, multimodal and insurance segments, respectively. Overall, revenue miles (volume) increased approximately 8%. Revenue per load increased approximately 6% while revenue per revenue mile (price) decreased approximately 1%, reflecting changes in freight mix, including an increase in the average length of haul at the carrier segment. The increase in premium revenue at the insurance segment was primarily attributable to an increase in the level of reinsurance underwritten for unladen truckers liability from $25,000 per occurrence to $1,000,000 per occurrence effective
January 1, 2002. Investment income at the insurance segment was $1,552,000 and $2,861,000 in the 2002 and 2001 periods, respectively. The decrease in investment income was primarily due to a reduced rate of return, attributable to the decline in interest rates.

Purchased transportation was 73.9% of revenue in 2002 compared with 74.1% in 2001. The decrease in purchased transportation as a percentage of revenue was primarily due to increased revenue at the insurance and carrier segments and reduced rates paid to third party broker carriers at the multimodal segment. Commissions to agents were 7.9% of revenue in 2002 and 7.8% of revenue in 2001. The increase in commissions to agents as a percentage of revenue was primarily due to an increase in net revenue, revenue less the cost of purchased transportation, at the multimodal segment.

Other operating costs were 2.4% of revenue in 2002 and 2001. Insurance and claims were 2.9% of revenue in 2002 compared with 2.3% in 2001. The increase in insurance and claims as a percentage of revenue was primarily attributable to increased trucking claims in the $4 million excess of $1 million layer as a result of one severe accident in June 2002, increased unladen truckers liability claims due to the increased level of risk assumed under the program effective January 1, 2002 and favorable development of prior year claims in 2001, partially offset by reduced property and casualty insurance premiums. Selling, general and administrative costs were 6.9% of revenue in 2002 compared with 7.3% of revenue in 2001. The decrease in selling, general and administrative costs as a percentage of revenue was primarily due to decreased wages, travel and entertainment expenses and communications costs, partially offset by an increased provision for bonuses under the Company's incentive compensation plans. Depreciation and amortization was 0.8% of revenue in 2002 compared with 1.0% in 2001. The decrease in depreciation and amortization as a percentage of revenue was primarily due to the January 1, 2002 implementation of SFAS No. 142, which eliminated the amortization of goodwill, and reduced depreciation expense for trailing equipment and information technology assets.

Interest and debt expense was 0.3% and 0.5% of revenue in 2002 and 2001, respectively. This decrease was primarily attributable to decreased interest rates, decreased average borrowings on the senior credit facility and decreased average capital lease obligations for trailing equipment.

The provisions for income taxes for the 2002 and 2001 thirty-nine-week periods were based on estimated full year combined effective income tax rates of approximately 38.0% and 38.5%, respectively, which are greater than the statutory federal income tax rate primarily as a result of state income taxes and the meals and entertainment exclusion in both years and the amortization of certain goodwill in the 2001 period. The decrease in the effective income tax rate was attributable to the elimination of goodwill amortization in 2002.

Net income was $34,703,000, or $2.14 per common share ($2.06 per diluted share), in the 2002 period compared with $31,217,000, or $1.85 per common share ($1.81 per diluted share), in the 2001 period.

THIRTEEN WEEKS ENDED SEPTEMBER 28, 2002 COMPARED TO THIRTEEN WEEKS ENDED SEPTEMBER 29, 2001

Revenue for the 2002 thirteen-week period was $385,660,000, an increase of $29,976,000 over the 2001 thirteen-week period. The increase was attributable to increased revenue of $22,376,000, $6,769,000 and $831,000 at the carrier, multimodal and insurance segments, respectively. Overall, revenue miles increased approximately 11%. Revenue per load increased approximately 4% while revenue per revenue mile decreased approximately
2%, reflecting changes in freight mix, including an increase in the average length of haul at the carrier segment. During the quarter, trucks provided by independent contractors declined slightly. This decrease was more than offset by increased truck productivity and increased utilization of capacity provided by third party broker carriers. The increase in premium revenue at the insurance segment was primarily attributable to an increase in the level of reinsurance underwritten for unladen truckers liability. Investment income at the insurance segment was $474,000 and $902,000 in the 2002 and 2001 periods, respectively. The decrease in investment income was primarily due to a reduced rate of return, attributable to the decline in interest rates.

Purchased transportation was 74.1% of revenue in 2002 compared with 74.3% in 2001. The decrease in purchased transportation as a percentage of revenue was primarily attributable to increased revenue at the insurance segment. Commissions to agents were 7.9% of revenue in 2002 and 8.0% of revenue in 2001. The decrease in commissions to agents as a percentage of revenue was primarily due to reduced gross profit at the multimodal segment resulting from higher purchased transportation costs. Other operating costs were 2.2% of revenue in 2002 and 2001. Insurance and claims were 2.2% of revenue in 2002 compared with 1.9% in 2001. The increase in insurance and claims as a percentage of revenue was primarily attributable to increased unladen truckers liability claims due to the increased level of risk assumed under the program, effective January 1, 2002 and increased cargo claims costs. Selling, general and administrative costs were 6.9% of revenue in 2002 compared with 7.1% of revenue in 2001. The decrease in selling, general and administrative costs as a percentage of revenue was primarily due to decreased wages, travel and entertainment expenses and communications costs, partially offset by an increased provision for bonuses under the Company's incentive compensation plans. Depreciation and amortization was 0.7% of revenue in 2002 compared with 0.9% in 2001. The decrease in depreciation and amortization as a percentage of revenue was primarily due to the January 1, 2002 implementation of SFAS No. 142, which eliminated the amortization of goodwill and reduced depreciation and amortization for trailing equipment and information technology assets.

Interest and debt expense was 0.3% and 0.4% of revenue in 2002 and 2001, respectively. The decrease was primarily attributable to decreased interest rates, decreased average borrowings on the senior credit facility and decreased capital lease obligations for trailing equipment.

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

Net income was $13,941,000, or $0.86 per common share ($0.83 per diluted share), in the 2002 period compared with $11,930,000, or $0.72 per common share ($0.70 per diluted share), in the 2001 period.

CAPITAL RESOURCES AND LIQUIDITY

Shareholders' equity increased to $152,952,000 at September 28, 2002 compared with $117,440,000 at December 29, 2001, primarily as a result of net income for the period and the repayment of notes receivable arising from the exercises of stock options, partially offset by the purchase of 112,879 shares of the Company's common stock at an aggregate price of $5,435,000. Shareholders' equity was 68% and 54% of total capitalization at September 28, 2002 and December 29, 2001, respectively. As of September 28, 2002, the Company is authorized to purchase up to 887,121 shares, adjusted for the two-for-one stock split, of its common stock under its authorized stock purchase program.

Working capital and the ratio of current assets to current liabilities were $129,868,000 and 1.80 to 1, respectively, at September 28, 2002, compared with $121,808,000 and 1.92 to 1, respectively, at December 29, 2001. Landstar has historically operated with current ratios within the range of 1.5 to 1 to
2.0 to 1. Cash provided by operating activities was $52,985,000 in the 2002 period compared with $31,331,000 in the 2001 period. The increase in cash flow provided by operating activities was primarily attributable to the timing of payments. During the 2002 period, Landstar purchased $2,649,000 of operating property and acquired $2,668,000 of revenue equipment by entering into capital leases. Management anticipates acquiring $17,000,000 of operating property during the remainder of fiscal year 2002 either by purchase or lease financing.

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

FORWARD-LOOKING STATEMENTS

Certain of the statements contained in this report are forward-looking statements. From time to time, we may also provide oral or written forward-looking statements in other materials we release to the public. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use words such as "anticipates", "believes", "estimates", "plans", 'predicts", "may", "should", "will", and other words of similar meaning in connection with any discussion of future operating or financial performance. Forward-looking statements are made based upon management's current expectations and beliefs concerning future developments and their potential effects on the Company. There can be no assurance that future developments will be in accordance with management's expectations or that the effect of future developments on the Company will be those anticipated by management. A variety of factors could cause our actual results to differ materially from those expressed in such forward-looking statements. These factors include, without limitation, an increase in the frequency or severity of accidents; cargo or workers' compensation claims; unfavorable development of existing accident claims; a downturn in economic domestic growth or growth in the transportation sector;
a significant decrease in the availability of capacity; and the other factors described elsewhere in this report, in Item 7 of the Company's Report on Form 10-K for the year ended December 29, 2001 or in other Securities and Exchange Commission filings of the Company. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete set-of-all potential risks and uncertainties. While the Company periodically reassesses material trends and uncertainties affecting its results of operations and financial condition, the Company does not intend, and undertakes no obligation, to review or revise any particular forward-looking statement referenced in this report or elsewhere in light of future events.



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

Item 4. Controls and Procedures

Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the CEO an CFO have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to the date of such evaluation, there were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls.

                                        PART II

                                     OTHER INFORMATION

Item 1.  Legal Proceedings

On September 20, 2001, a suit was filed entitled Gulf Bridge RoRo, Inc. v. Landstar System, Inc. (hereinafter "Landstar"), Landstar Logistics, Inc. (hereinafter "Landstar Logistics"), and Ford Motor Co., Inc. in Federal District Court in Mobile, Alabama. The suit alleges breach of contract and misrepresentation against Landstar and Landstar Logistics and certain other causes of action arising out of a contract between Landstar Logistics and the Plaintiff involving a trans-Gulf of Mexico roll-on/roll-off shipping venture developed by the Plaintiffs. The complaint and discovery developed after the filing of the suit would indicate that Plaintiff's principal claim is that Landstar and Landstar Logistics breached a duty under the contract to use "best efforts" to aid in the arrangement of freight for Plaintiff's vessel and that Landstar and Landstar Logistics misrepresented material facts which induced Plaintiff to enter into the contract with Landstar Logistics. The suit makes claim for $25,000,000 for damages for breach of contract and $50,000,000 punitive and other damages related to the misrepresentation counts. As of October 31, 2002, discovery remains open and proceeding in this matter. Discovery completion date has been set by the Court for November 8, 2002. The trial court had initially ordered that this matter would be tried in February of 2003, but has now indicated that the matter will not be tried until April of 2003.

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

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

         KPMG LLP provides certain tax compliance services to the Company. The Company's audit committee pre-approved the provision of these non-audit services to the Company, as contemplated by Section
         202 of the Sarbanes-Oxley Act of 2002.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

         The exhibits listed on the Exhibit Index are filed as part of this quarterly report on Form 10-Q.

(b)      Form 8-K

         The Company's Form 8-K filed with the Securities and Exchange Commission on July 22, 2002 announced the Company's authorized 2-for-1 stock split effected in the form of a 100% stock dividend effective August 12, 2002 to shareholders of record on August 2, 2002.

         The Company's Form 8-K filed with the Securities and Exchange Commission on August 8, 2002 contained the Company's Principal Executive Officer's and Principal Financial Officer's certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         The Company's Form 8-K filed with the Securities and Exchange Commission on August 9, 2002 contained the Company's Principal Executive Officer's and Principal Financial Officer's certifications of certain covered reports pursuant to Securities and Exchange Commission Order No. 4-460.

                              EXHIBIT INDEX

Registrant's Commission File No.: 0-21238

Exhibit No.       Description
------------      -----------

   (11)           Statement re: Computation of Per Share Earnings:

         11.1 * Landstar System, Inc. and Subsidiary Calculation of Earnings Per Common Share for the Thirty-Nine and Thirteen Weeks Ended September 28, 2002 and September 29, 2001

         11.2 * Landstar System, Inc. and Subsidiary Calculation of Diluted Earnings Per Share for the Thirty-Nine and Thirteen Weeks September 28, 2002 and September 29, 2001







__________________
* Filed herewith

                                     SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          LANDSTAR SYSTEM, INC.



Date:     November 1, 2002            /s/ Jeffrey C. Crowe
                                          ----------------------------
                                          Jeffrey C. Crowe
                                          Chairman of the Board and
                                          Chief Executive Officer




Date:     November 1, 2002            /s/ Robert C. LaRose
                                          ----------------------------
                                          Robert C. LaRose
                                          Vice President, Chief Financial
                                          Officer and Secretary

CERTIFICATIONS

I, Jeffrey C. Crowe , certify that:

1. I have reviewed this quarterly report on Form 10-Q of Landstar
System, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures
(as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: November 1, 2002
-----------------------
Jeffrey C. Crowe
Chairman of the Board and
Chief Executive Officer

CERTIFICATIONS

I, Robert C. LaRose, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Landstar System, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 1, 2002
----------------------
Robert C. LaRose
Vice President, Chief
Financial Officer and Secretary