Form 10-K
period 2002-12-28
LANDSTAR SYSTEM INC
filed 2003-03-12
CIK 853816

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                    FORM 10-K
(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 28, 2002
                          -----------------
                                             or
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

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act). Yes [ X ]   No[   ]

The aggregate market value of the voting stock held by non-affiliates of the registrant was $861,771,215 (based on the $53.425 per share closing price on June 28, 2002, the last business day of the Company's second fiscal quarter, as reported by NASDAQ National Market System). In making this calculation, the registrant has assumed, without admitting for any purpose, that all directors and executive officers of the registrant, and no other person, are affiliates.

The number of shares of the registrant's common stock, par value $.01 per share, (the "Common Stock") outstanding as of the close of business on March 3, 2003 was 15,725,977.

                       Documents Incorporated by Reference

Portions of the following documents are incorporated by reference in this Form 10-K as indicated herein:
                                           Part of 10-K into
         Document                          which incorporated
         --------                          ------------------
2002 Annual Report to Shareholders            Part II
Proxy Statement relating to                   Part III
  Landstar System, Inc.'s Annual
  Meeting of Shareholders

                             LANDSTAR SYSTEM, INC.
                       2002 Annual Report on Form 10-K

                              Table of Contents

                                  Part I
                                                               Page
                                                               ----
Item 1.  Business                                                 4
Item 2.  Properties                                              14
Item 3.  Legal Proceedings                                       14
Item 4.  Submission of Matters to a Vote of Security Holders     15


                                  Part II

Item 5.  Market for Registrant's Common Equity and
           Related Stockholder Matters                           16
Item 6.  Selected Financial Data                                 16
Item 7.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations         17
Item 7a. Quantitative and Qualitative Disclosures about
           Market Risk                                           17
Item 8.  Financial Statements and Supplementary Data             17
Item 9.  Changes in and Disagreements with Accountants
           on Accounting and Financial Disclosure                17


                                  Part III

Item 10.  Directors and Executive Officers of the Registrant     18
Item 11.  Executive Compensation                                 18
Item 12.  Security Ownership of Certain Beneficial Owners
           and Management and Related Stockholder Matters        18
Item 13.  Certain Relationships and Related Transactions         18
Item 14.  Controls and Procedures                                18


                                  Part IV

Item 15.  Exhibits, Financial Statement Schedules and
           Reports on Form 8-K                                   18
Signatures                                                       20
Index to Exhibits                                                23

                                    Part I
Item 1. - Business

General

Landstar System, Inc. was incorporated in January 1991 under the laws of the State of Delaware and acquired all of the capital stock of its predecessor, Landstar System Holdings, Inc. ("LSHI") on March 28, 1991. LSHI owns directly or indirectly all of the common stock of Landstar Ranger, Inc. ("Landstar Ranger"), Landstar Inway, Inc. ("Landstar Inway"), Landstar Ligon, Inc. ("Landstar Ligon"), Landstar Gemini, Inc. ("Landstar Gemini"), Landstar Carrier Services, Inc., Landstar Logistics, Inc. ("Landstar Logistics"), Landstar Express America, Inc. ("Landstar Express America"), Landstar Contractor Financing, Inc. ("LCFI"), Landstar Capacity Services, Inc., Risk Management Claim Services, Inc. ("RMCS"), Signature Technology Services, Inc. ("STSI") and Signature Insurance Company ("Signature"). Landstar Ranger, Landstar Inway, Landstar Ligon, Landstar Gemini, Landstar Logistics and Landstar Express America are collectively herein referred to as Landstar's "Operating Subsidiaries." Landstar System, Inc., LSHI, LCFI, RMCS, STSI, Signature and the Operating Subsidiaries are collectively referred to herein as "Landstar" or the "Company," unless the context otherwise requires. The Company's principal executive offices are located at 13410 Sutton Park Drive South, Jacksonville, Florida 32224 and its telephone number is (904) 398-9400. The Company makes available free of charge through its website its annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission. The Company's website is www.landstar.com.

Historical Background

In March 1991, Landstar acquired LSHI in a buy-out organized by Kelso & Company, Inc. ("Kelso"). Investors in the acquisition included Kelso Investment Associates IV L.P. ("KIA IV"), an affiliate of Kelso, ABS MB Limited Partnership, an affiliate of DB Alex. Brown LLC (formerly known as Alex.
Brown & Sons Incorporated), and certain management employees of Landstar and its subsidiaries. In March 1993, Landstar completed a recapitalization which consisted of three principal components: (i) an initial public offering of Common Stock, (ii) the retirement of all its outstanding 14% Senior Subordinated Notes, and (iii) the refinancing of the Company's then existing senior debt facility with a senior bank credit agreement. In October 1993, the Company completed a secondary public offering. Immediately subsequent to the offering, KIA IV no longer owned any shares of Landstar Common Stock, and affiliates of DB Alex. Brown LLC retained approximately 1% of the Common
Stock outstanding.

In March 1997, Landstar formed Signature, a wholly-owned offshore insurance subsidiary. Signature reinsures certain property, casualty and occupational accident risks of certain Independent Contractors (as defined below) who have contracted to haul freight for Landstar. In addition, Signature provides certain property and casualty insurance directly to Landstar's Operating Subsidiaries.

On August 22, 1998, Landstar Poole, Inc., formerly a wholly-owned operating subsidiary of LSHI that comprised the entire company-owned tractor segment of the Company, completed the sale of all of its tractors and trailers, certain operating assets and the Landstar Poole business to Schneider National, Inc. for $40,435,000 in cash. Accordingly, the financial results of this segment have been reported as discontinued operations.

On July 17, 2002, the Company declared a two-for-one stock split effected in the form of a 100% stock dividend distributed on August 12, 2002 to stockholders of record on August 2, 2002.

Description of Business

Landstar, a non-asset based provider of transportation capacity, provides transportation services to shippers throughout the United States and, to a lesser extent, between the United States, Canada and Mexico. These business services, which emphasize safe transportation, information coordination and customer service, are delivered through a network of independent commission sales agents and third party capacity providers linked together by a series of technological applications. These third party capacity providers consist of independent contractors who provide truck capacity to the Company under exclusive lease arrangements (the "Independent Contractors"), unrelated trucking companies, airlines and railroads. Through this network of agents and capacity providers, Landstar operates a $1.5 billion transportation services business throughout North America.

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

The Company has three reportable business segments. These are the carrier, multimodal and insurance segments. The following table provides financial information relating to the Company's reportable business segments as of and for the fiscal years ending 2002, 2001 and 2000 (dollars in thousands):

                                                            Fiscal Year
                                               ------------------------------------
                                                 2002           2001           2000
                                                -----          -----          -----
Revenue from unaffiliated customers:
Carrier segment                        $1,178,263     $1,098,268     $1,117,042
Multimodal segment                        300,716        270,849        277,087
     Insurance segment                          27,576         23,654         24,363

Internal revenue:
     Carrier segment                        $   23,703     $   28,587     $   34,669
     Multimodal segment                          2,483          2,367          1,241
     Insurance segment                          29,860         27,313         21,919

Operating income:
     Carrier segment                        $   87,777     $   76,105     $   88,507
     Multimodal segment                          7,793          5,343          9,346
     Insurance segment                          22,754         30,644         24,464
     Other                                     (34,643)       (35,706)       (39,704)

Identifiable assets:
     Carrier segment                        $  241,068     $  234,164     $  256,690
     Multimodal segment                         59,571         47,795         54,294
     Insurance segment                          70,198         46,440         33,267
     Other                                      29,911         36,252         26,111


The carrier segment consists of Landstar Ranger, Landstar Inway, Landstar
Ligon and Landstar Gemini. The carrier segment provides truckload transportation for a wide range of general commodities primarily over irregular routes utilizing a fleet of dry and specialty vans and unsided trailers, including flatbed, drop deck and specialty. It also provides short-to-long haul movement of containers by truck, dedicated power-only truck capacity and truck brokerage. The carrier segment markets its services primarily through independent commission sales agents and utilizes tractors provided by Independent Contractors and other third party truck capacity providers.

The nature of the carrier segment business is such that a significant portion of its operating costs varies directly with revenue. At December
28, 2002, the carrier segment operated a fleet of 8,072 tractors, provided by 7,074 Independent Contractors, and 14,719 trailers. Approximately 5,514 of the trailers available to the carrier segment are provided by Independent Contractors, 4,724 are leased by the Company at rental rates that vary with the revenue generated by the trailer, 4,152 are owned by the Company and 329 are rented on a short-term basis from trailer rental companies. In addition, the Company utilizes over 10,000 qualified other third party truck capacity providers who provide additional tractor and trailer capacity. The carrier segment's network of more than 800 independent commission sales agents provide almost 1,000 sales locations. Independent commission sales agents in the carrier segment receive a commission generally between 5% and 8% of the revenue they generate if the load is hauled by an Independent Contractor and a variable percent of the revenue they generate if hauled by a third party trucking company. The use of Independent Contractors and other third party capacity providers enables the carrier segment to utilize a large fleet of revenue equipment while minimizing capital investment and fixed costs, thereby enhancing return on investment. Independent Contractors who provide a tractor receive a percentage of the revenue generated for the freight hauled and a larger percentage of such revenue for providing both a tractor and a trailer. Other third party truck capacity providers are paid a negotiated rate for each load they haul.

The multimodal segment is comprised of Landstar Logistics and Landstar Express America. Transportation services provided by the multimodal segment include the arrangement of intermodal moves, contract logistics, truck brokerage and emergency and expedited ground and air freight. The multimodal segment markets its services through independent commission sales agents and utilizes capacity provided by Independent Contractors, other third party truck capacity providers, railroads and air cargo carriers. Multimodal independent commission sales agents generally receive a percentage of the gross profit, defined as revenue less the cost of purchased transportation, from each load they generate. Independent Contractors who provide truck capacity to the multimodal segment are compensated based on a percentage of the revenue generated by the haul depending on the type and timing of the shipment. Other third party truck capacity providers are paid a negotiated rate for each load they haul. Railroads and air cargo carriers receive a fixed amount per load. The nature of the multimodal segment business is such that a significant portion of its operating costs also varies directly with revenue. At December 28, 2002, the multimodal segment operated a fleet of 330 trucks, provided by approximately 291 Independent Contractors. Multimodal segment Independent Contractors primarily provide cargo vans and straight trucks that are utilized for emergency and expedited freight services. The multimodal segment's network of approximately 100 independent commission sales agents provide over 140 sales locations.

The insurance segment is comprised of Signature, a wholly-owned offshore insurance subsidiary and RMCS. The insurance segment provides risk and claims management services to Landstar's Operating Subsidiaries. In addition, it reinsures certain property, casualty and occupational accident risks of certain Independent Contractors who have contracted to haul freight for Landstar and provides certain property and casualty insurance directly to Landstar's Operating Subsidiaries.

Landstar's business strategy is to be a non asset based provider of transportation capacity offering high quality, specialized transportation services to service-sensitive customers. Landstar focuses on providing transportation services which emphasize customer service and information coordination among its independent commission sales agents, customers and capacity providers, rather than the volume-driven approach of generic dry van carriers. Landstar intends to continue developing appropriate systems and technologies that offer integrated transportation solutions to meet the total transportation needs of its customers.

Management believes that the Company's overall size, geographic coverage, equipment and service capability offer the Company significant competitive marketing and operating advantages. These advantages allow the Company to meet the needs of even the largest shippers and thereby qualify it as a "core carrier." Increasingly, the larger shippers are substantially reducing the number of authorized carriers in favor of a small number of core carriers whose size and diverse service capability enable these core carriers to satisfy most of the shippers' transportation needs. Examples of national account customers include the U.S. Department of Defense and many of the companies included in the Fortune 500.

Management believes the following factors are particularly significant to the Company's operations:

TECHNOLOGY. Management believes leadership in the development and application of technology is an ongoing part of providing high quality service at competitive prices. Landstar manages its technology programs centrally through its information services department.

The Company's information technology systems used in connection with its operations are centralized in Jacksonville, FL and, to a lesser extent, in Rockford, IL. Landstar relies in the regular course of its business on the proper operation of its information technology systems. Any significant disruption or failure of its technology systems could significantly disrupt the Company's operations and impose significant costs on the Company.

DIVERSITY OF SERVICES OFFERED. The Company offers its customers a wide range of transportation services through the Operating Subsidiaries, including a fleet of diverse trailing equipment and extensive geographic coverage. Examples of the specialized services offered include a large fleet of flatbed trailers, multi-axle trailers capable of hauling extremely heavy or oversized loads, drivers certified to handle ammunition and explosive shipments for the U.S. Department of Defense, emergency and expedited surface and air cargo services and intermodal capability with railroads and, to a lesser extent, steamship lines.

The following table illustrates the diversity of this equipment as of December 28, 2002:

   Trailers:

       Vans                                                 10,445

       Temperature-Controlled                                  200

       Flatbeds, Including Drop Decks and Low Boys           2,198

       Other Specialized                                     1,876
                                                            ------
                                       Total                14,719
                                                            ======

MARKETING NETWORK. Management believes the Company has more independent commissioned sales agents than any other domestic truckload carrier.
Landstar's network of over 1,100 independent commission sales agent locations provides the Company with regular contact with shippers at the local level and the capability to be highly responsive to shippers' changing needs. The agent network also enables Landstar to be responsive both in providing specialized equipment to both large and small shippers and in providing capacity on short notice from the Company's large fleet to high-volume shippers. Through its agent network, the Company believes it offers smaller shippers a level of service comparable to that typically enjoyed only by larger customers. Examples of services that Landstar is able to make available through the agent network to smaller shippers include the ability to provide transportation services on short notice (often within hours from notification to time of pick-up), multiple pick-up and delivery points, electronic data interchange capability and access to specialized equipment. In addition, a number of the Company's agents specialize in certain types of freight and transportation services (such as oversized or heavy loads). An agent in the carrier segment is typically paid a percentage of the revenue generated through that agent, with volume-based incentives. An agent in the multimodal segment is typically paid a contractually agreed-upon percentage of the gross profit, defined as revenue less the cost of purchased transportation, generated through that agent. During 2002, 384 agents generated revenue for Landstar of at least $1 million each, or approximately $1.3 billion of Landstar's total revenue and one agent generated over $84 million of Landstar's total revenue. Management believes that the majority of the agents who generate revenue of $1 million or more have chosen to represent Landstar exclusively. The typical Landstar agent maintains a relationship with a number of shippers and services these shippers by providing a base of operations for the Company's Independent Contractors and other third party capacity providers. Historically, Landstar has experienced very limited agent turnover among its larger-volume agents. The Operating Subsidiaries emphasize programs to support the agents' operations and to establish pricing parameters. Although the primary relationship with the shipper is with the agent and not the Company, each Operating Subsidiary contracts directly with customers and generally assumes the credit risk and liability for freight losses or damages.

The independent commission sales agents are responsible for locating freight, making that freight available to the Company's capacity providers and coordinating the transportation of the freight with customers and capacity providers. The carrier segment's independent commission sales agents use the Company's Landstar Electronic Administrative Dispatch System (LEADS) software program which enables its independent commission sales agents to enter available freight, dispatch capacity and process most administrative procedures and then communicate that information to Landstar and its capacity providers via the worldwide web. The multimodal segment's independent commission sales agents use other Landstar proprietary software to process customer shipments and communicate the necessary information to third party capacity providers and Landstar. The Company's web-based available freight and truck information system provides a listing of available trucks to the Company's independent commission sales agents.

The carrier segment and multimodal segment hold regular regional agent meetings for their independent commission sales agents and Landstar holds an annual company-wide agent convention.

Although the Company competes with motor carriers and other parties for the services of independent commission sales agents, Landstar, as noted above, has historically experienced very limited turnover among its larger-volume agents. However, Landstar's contracts with its agents are generally terminable upon 10 to 30 days notice by either party and do not restrict the ability of a former agent to compete with Landstar following any such termination.
The loss of some of the Company's larger-volume agents or significant decrease in volume from Landstar's larger agents could have a material adverse effect on Landstar including its results of operations and revenue.

CAPACITY. The Company relies exclusively on independent third parties for its hauling capacity. These third party capacity providers consist of Independent Contractors, unrelated trucking companies, airlines and railroads.

INDEPENDENT CONTRACTORS. Management believes the Company has the largest fleet of truckload Independent Contractors in the United States. This provides marketing, operating, safety, recruiting, retention and financial advantages to the Company. The Company's Independent Contractors are compensated based on a fixed percentage of the revenue generated from the freight they haul. This percentage generally ranges from 60% to 70% where the Independent Contractor provides only a tractor and from 75% to 79% where the Independent Contractor provides both a tractor and a trailer. The Independent Contractor must pay substantially all of the expenses of operating his/her equipment, including driver wages and benefits, fuel, physical damage insurance, maintenance, highway use taxes and debt service.

The Company maintains an internet site through which Independent Contractors can view a complete listing of all the Company's available freight, allowing them to consider size, origin and destination when planning trips.

The number of trucks provided by Independent Contractors fluctuates daily as a result of truck recruiting and truck terminations. Although the Company experienced slightly improved truck turnover results during 2002, total truck count decreased compared to the prior year due to a reduction in the number of trucks recruited in 2002 compared to 2001. Landstar's truck turnover ratio was approximately 56% in 2002 compared to 60% in 2001. A significant portion of this turnover was attributable to Independent Contractors who had been Independent Contractors with the Company for less than one year. Management believes that factors that have historically favorably impacted turnover include the Company's extensive agent network, the Company's programs to reduce the operating costs of its Independent Contractors and Landstar's reputation for quality, service and reliability. Management believes that a reduction in the amount of available freight may cause an increase in truck turnover.

The Landstar Contractors' Advantage Purchasing Program leverages Landstar's purchasing power to provide discounts to eligible Independent Contractors when they purchase equipment, fuel, tires and other items. In addition, LCFI provides a source of funds at competitive interest rates to the Independent Contractors to purchase trailing equipment and mobile communication equipment.

OTHER THIRD PARTY TRUCK CAPACITY. The Company maintains a database of over 10,000 qualified third party truck capacity providers who provide additional truck hauling capacity to the Company. The Company recruits, qualifies, establishes contracts, tracks safety ratings and service records and generally maintains the relationships with these third party trucking companies. In addition to augmenting the Company's capability during periods of extraordinary demand and traffic lane imbalance, the use of third party carriers enables the Company to pursue different types and quality of freight such as temperature-controlled and short-haul traffic that would generally not be handled by the Company's Independent Contractors.

THIRD PARTY RAIL AND AIR CAPACITY. The Company maintains contractual relationships with various railroads and air cargo capacity providers. These relationships allow the Company to pursue the freight best serviced by these forms of transportation capacity.

Landstar benefits from its use of capacity provided by its Independent Contractors and other third party capacity providers, which allows the Company to maintain a lower level of capital investment, resulting in lower fixed costs. Historically, the margin generated from freight hauled by Independent Contractors has been greater than from freight hauled by other third party capacity providers.

The Company competes with motor carriers and other third parties for the services of third party capacity providers. A significant decrease in available capacity provided by either the Company's Independent Contractors or other third party capacity providers could have a material adverse effect on Landstar including its results of operations and its revenue.

A significant change in the mix of freight hauled by Independent Contractors, on the one hand, and other third party capacity providers, on the other hand, could have a material effect on Landstar's results of operations.

CORPORATE SERVICES. Management believes that significant advantages result from the collective expertise and corporate services afforded by Landstar's corporate management. The primary services provided are:

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

Management believes that competition for the freight transported by the Company is based primarily on service and efficiency and, to a lesser degree, on freight rates alone. Management believes that Landstar's overall size and availability of a wide range of equipment, together with its geographically-dispersed local independent agent network, present the Company with significant competitive advantages over many transportation service providers.
The Company also competes with motor carriers for the services of independent contractors and with motor carriers and other third parties for the services of independent commission sales agents, contracts with whom are typically terminable upon 10 to 30 day notice.

INSURANCE AND CLAIMS

Potential liability associated with accidents in the trucking industry is severe and occurrences are unpredictable. Landstar retains liability for each individual commercial trucking claim up to $5,000,000 per occurrence.
For commercial trucking claims incurred prior to May 1, 2001, Landstar retains liability up to $1,000,000 per occurrence. To reduce its exposure to unladen truckers liability claims (claims incurred while a vehicle is being operated without a trailer attached or is being operated with an attached trailer which does not contain or carry any cargo), Landstar requires its Independent Contractors to maintain unladen truckers liability coverage of $1,000,000 per occurrence. Under the Company's unladen truckers liability program, Independent Contractors purchase unladen truckers liability coverage from a third party insurance company. Signature then reinsures this unladen truckers liability coverage for Independent Contractors who participate in the Company's unladen program up to $1,000,000 per occurrence. For unladen claims incurred prior to January 1, 2002, Landstar retains liability up to $25,000 per occurrence. The Company also retains liability for each general liability claim up to $1,000,000, $250,000 for each workers' compensation claim and $250,000 for each cargo claim. The Company's exposure to liability associated with accidents incurred by other third party capacity providers who haul freight on behalf of the Company is reduced by various factors including the extent to which they maintain their own insurance coverage. A material increase in the frequency or severity of accidents, cargo or workers' compensation claims or the unfavorable development of existing claims could be expected to materially adversely affect Landstar's results of operations.

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

The Company classifies all of its Independent Contractors and independent commissioned sales agents as independent contractors for all purposes, including employment taxes and employee benefit purposes. Although management is unaware of any proposals currently pending that would change the employee/independent contractor classification of Independent Contractors or independent commission sales agents currently doing business with the Company, the costs associated with potential changes, if any, in the employee/independent contractor classification could adversely affect Landstar's results of operations and revenue if Landstar were unable to reflect them in its fee arrangements with the Independent Contractors and independent commission sales agents or in the prices charged to its customers.

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

At December 28, 2002, approximately 43 Landstar Ranger drivers were represented by the International Brotherhood of Teamsters (the "Teamsters"). As a result of its withdrawal from the various Teamster-sponsored pension plans, payment of withdrawal liability to one of the Teamster pension funds and the terms of the current collective bargaining agreement with the Teamsters, Landstar Ranger no longer participates in any multi-employer pension plans.

SEASONALITY

Landstar's operations are subject to seasonal trends common to the trucking industry. Results of operations for the quarter ending in March are typically lower than the quarters ending in June, September and December.

Employees

As of December 28, 2002, the Company and its subsidiaries employed
1,224 individuals. Approximately 43 Landstar Ranger drivers (out of a total of approximately 4,500) are members of the International Brotherhood of Teamsters. The Company considers relations with its employees to be good.

Item 2. - Properties

The Company owns or leases various properties in the U.S. for the Company's operations and administrative staff that support its independent commission sales agents, Independent Contractors and other third party capacity providers. The carrier segment's primary facilities are located in Jacksonville, Florida and Rockford, Illinois. The multimodal segment's primary facilities are located in Jacksonville, Florida. In addition, the Company's corporate headquarters are located in Jacksonville, Florida. The Rockford, Illinois facility of the carrier segment is owned by the Company. All other primary facilities are leased.

Management believes that Landstar's owned and leased properties are adequate for its current needs and that leased properties can be retained or replaced at an acceptable cost.

Item 3. - Legal Proceedings

On September 20, 2001, a suit was filed entitled Gulf Bridge RoRo, Inc.
v. Landstar System, Inc., Landstar Logistics, Inc. and Ford Motor Co., Inc. in Federal District Court in Mobile, Alabama. The suit alleges breach of contract and misrepresentation against Landstar and Landstar Logistics and certain other causes of action arising out of a contract between Landstar Logistics and the plaintiff involving a trans-Gulf of Mexico roll-on/roll-off shipping venture developed by the plaintiff. The complaint and discovery developed after the filing of the suit indicate that plaintiff's principal claim is that Landstar and Landstar Logistics breached a duty under the contract to use "best efforts" to aid in the arrangement of freight for plaintiff's vessel and that Landstar and Landstar Logistics misrepresented material facts which induced Plaintiff to enter into the contract with Landstar Logistics. The suit makes claim for $25,000,000 for damages for breach of contract and $50,000,000 punitive and other damages related to the misrepresentation counts. The Company has filed motions for summary judgment with the court seeking, in addition to a judgment in its favor, to dismiss Landstar from the litigation, to limit the amount of damages obtainable by the plaintiff, to preclude fraud and other theories upon which plaintiff seeks to obtain damages, and to exclude certain evidence concerning damages sought to be introduced at trial by plaintiff, among other things. Subject to the outcome of these motions, which is anticipated in March 2003, discovery has been substantially completed in this matter, and the Company anticipates that the matter will be tried in April of 2003.

The Company believes it has meritorious defenses to this litigation and intends to defend it vigorously. The Company also believes that if this litigation were determined adversely to it, the liability of the Company, exclusive of any available insurance recoveries, would not be reasonably likely to have a material adverse effect on the financial condition of the Company but that it could have a material adverse effect on the results of operations in a given quarter or year. The Company has notified its third-party insurance carrier that it believes that a portion of the claims made in this lawsuit are covered under insurance provided by that carrier, and the carrier has agreed to pay the fees and expenses and to participate in the defense of this litigation, subject to a reservation of rights. The Company also intends to pursue its rights with respect to this coverage vigorously. No assurances can be given as to the outcome of this litigation or any related matter, however.

On November 1, 2002, the Owner Operator Independent Drivers Association, Inc. ("OOIDA") and six individual Independent Contractors filed a putative class action suit in the U.S. Court in Jacksonville, Florida, against the Company. The suit alleges that certain aspects of Landstar's motor carrier's leases with owner operators violate the federal leasing regulations. OOIDA seeks injunctive relief, damages and attorneys' fees. On December 17, 2002, the Company filed a Motion to Dismiss and a Motion to Stay and Compel Arbitration with respect to all of the leases that contain arbitration clauses. Landstar believes it has meritorious defenses to this litigation and intends to defend it vigorously. Landstar also believes that it treats its Independent Contractors fairly and in a manner which reflects the important role they play in the Company's operations.

The Company is routinely a party to other litigation incidental to its business, primarily involving claims for personal injury and property damage incurred in the transportation of freight. The Company maintains insurance which covers liability amounts in excess of retained liabilities from personal injury and property damages claims.

Item 4. - Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2002.

                                   Part II

Item 5. - Market for Registrant's Common Equity and Related Stockholder Matters

The Common Stock of the Company is quoted through the National Association of Securities Dealers, Inc. National Market System (the "NASDAQ National Market System") under the symbol "LSTR." The following table sets forth the high and low reported sale prices for the Common Stock as quoted through the NASDAQ National Market System for the periods indicated. All historical share-related financial information presented herein has been restated to reflect a two-for-one stock split effected in the form of a 100% stock dividend distributed on August 12, 2002 to stockholders of record on August, 2, 2002.

        Calendar Period               2002 Market Price    2001 Market Price
        ---------------               -----------------    -----------------
                                        High      Low          High      Low
        First Quarter                $ 47.565  $ 35.926     $ 36.438  $ 27.625
        Second Quarter                 55.150    44.500       36.000    31.250
        Third Quarter                  57.150    42.860       40.570    30.000
        Fourth Quarter                 59.950    41.270       37.920    30.250

The reported last sale price per share of the Common Stock as quoted through the NASDAQ National Market System on March 3, 2003 was $54.17 per share. As of such date, Landstar had 15,725,977 shares of Common Stock outstanding. As of March 10, 2003, the Company had 68 stockholders of record of its Common Stock. However, the Company estimates that it has a significantly greater number of stockholders because a substantial number of the Company's shares are held by brokers or dealers for their customers in street name.

The Company has not paid any cash dividends on the Common Stock within the past three years and does not intend to pay dividends on the Common Stock for the foreseeable future. The declaration and payment of any future dividends will be determined by the Company's Board of Directors, based on Landstar's results of operations, financial condition, cash requirements, certain corporate law requirements and other factors deemed relevant by the Board of Directors.

Item 6. - Selected Financial Data

The information required by this Item is set forth under the caption "Selected Consolidated Financial Data" in Exhibit 13 attached hereto, and is incorporated by reference in this Annual Report on Form 10-K. This information is also included on page 50 of the Company's 2002 Annual Report to Shareholders.

Item 7. - Management's Discussion and Analysis of Financial Condition and Results of Operations

The information required by this Item is set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Exhibit 13 attached hereto, and is incorporated by reference in this Annual Report on Form 10-K. This information is also included on pages 24 to 33 of the Company's 2002 Annual Report to Shareholders.

Item 7a. Quantitative and Qualitative Disclosures about Market Risk

The Company has a credit agreement with a syndicate of banks and JPMorgan Chase Bank, as the administrative agent, (the "Third Amended and Restated Credit Agreement") that provides $175,000,000 of borrowing capacity. Borrowings under the Third Amended and Restated Credit Agreement bear interest at rates equal to, at the option of Landstar, either (i) the greatest of (a) the prime rate as publicly announced from time to time by JPMorgan Chase Bank, (b) the three month CD rate adjusted for statutory reserves and FDIC assessment costs plus 1% and (c) the federal funds effective rate plus 1/2%, or, (ii) the rate at the time offered to JPMorgan Chase Bank in the Eurodollar market for amounts and periods comparable to the relevant loan plus a margin that is determined based on the level of the Company's Leverage Ratio, as defined in the Third Amended and Restated Credit Agreement. The margin is subject to an increase of .125% if the aggregate amount outstanding under the Third Amended and Restated Credit Agreement exceeds 50% of the total borrowing capacity. As of December 28, 2002, the weighted average interest rate on borrowings outstanding was 2.27%. During fiscal 2002, the average outstanding balance under the Third Amended and Restated Credit Agreement was $81,712,000. Based on the borrowing rates in the Third Amended and Restated Credit Agreement and the repayment terms, the fair value of the outstanding borrowings as of December 28, 2002 was estimated to approximate carrying value.

The Third Amended and Restated Credit Agreement expires on
January 5, 2005. The amount outstanding on the Third Amended and Restated Credit Agreement is payable upon the expiration of the Third Amended and Restated Credit Agreement.

The Company's obligations under the Third Amended and Restated Credit Agreement are guaranteed by all but one of LSHI's subsidiaries.

Item 8. - Financial Statements and Supplementary Data

The information required by this Item is set forth under the captions "Consolidated Balance Sheets," "Consolidated Statements of Income," "Consolidated Statements of Cash Flows," "Consolidated Statements of Changes in Shareholders' Equity," "Notes to Consolidated Financial Statements," "Independent Auditors' Report" and "Quarterly Financial Data" in Exhibit 13 attached hereto, and are incorporated by reference in this Annual Report on Form 10-K. This information is also included on pages 34 through 49 of the Company's 2002 Annual Report to Shareholders.

Item 9. - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                Part III

Item 10. - Directors and Executive Officers of the Registrant

The information required by this Item concerning the Directors (and nominees for Directors) and Executive Officers of the Company is set forth under the captions "Election of Directors," "Directors of the Company," "Information Regarding Board of Directors and Committees," and "Executive Officers of the Company" on pages 2 through 8, and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" on page 19 of the Company's definitive Proxy Statement for its annual meeting of shareholders filed with the Securities and Exchange Commission pursuant to Regulation 14A, and is incorporated herein by reference.

Item 11. - Executive Compensation

The information required by this Item is set forth under the captions "Compensation of Directors and Executive Officers," "Summary Compensation Table," "Fiscal Year-End Option Values," "Report of the Compensation Committee on Executive Compensation," "Performance Comparison" and
"Key Executive Employment Protection Agreements" on pages 9 through 11 and 13 through 16 of the Company's definitive Proxy Statement for its annual meeting of shareholders filed with the Securities and Exchange Commission pursuant to Regulation 14A, and is incorporated herein by reference.

Item 12. - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is set forth under the caption "Security Ownership by Management and Others" on pages 17 through 19 and "Equity Compensation Plan Information" on page 12 of the Company's definitive Proxy Statement for its annual meeting of shareholders filed with the Securities and Exchange Commission pursuant to Regulation 14A, and is incorporated herein by reference.

Item 13. - Certain Relationships and Related Transactions

The information required by this Item is set forth under the caption "Indebtedness of Management" on pages 12 and 13 of the Company's definitive Proxy Statement for its annual meeting of shareholders filed with the Securities and Exchange Commission pursuant to Regulation 14A, and is incorporated herein by reference.

Item 14. Controls and Procedures

Within the 90-day period prior to the filing of this report, an evaluation was carried out, under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on that evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to the date of such evaluation, there were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls.

                                  Part IV

Item 15. - Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)  (1)  Financial Statements

Financial statements of the Company and related notes thereto, together with the report thereon of KPMG LLP dated February 5, 2003, are in Exhibit 13 attached hereto, and are incorporated by reference in this Annual Report on Form 10-K. This information is also included on pages 34 through 48 of the Company's 2002 Annual Report to Shareholders.

(2)  Financial Statement Schedules

The report of the Company's independent public accountants with respect to the financial statement schedules listed below appears on page 26 of this Annual Report on Form 10-K.

Schedule Number              Description                                   Page
---------------              -----------                                   ----
      I             Condensed Financial Information of Registrant
                     Parent Company Only Balance Sheet Information          S-1
      I             Condensed Financial Information of Registrant
                     Parent Company Only Statement of Income Information    S-2
      I             Condensed Financial Information of Registrant
                     Parent Company Only Statement of Cash
                      Flows Information                                     S-3
      II            Valuation and Qualifying Accounts
                     For the Fiscal Year Ended December 28, 2002            S-4
      II            Valuation and Qualifying Accounts
                     For the Fiscal Year Ended December 29, 2001            S-5
      II            Valuation and Qualifying Accounts
                     For the Fiscal Year Ended December 30, 2000            S-6

All other financial statement schedules not listed above have been omitted because the required information is included in the consolidated financial statements or the notes thereto, or is not applicable or required.

(3)  Exhibits

(a) The response to this portion of Item 15 is submitted as a separate section of this report (see "Exhibit Index").

THE COMPANY WILL FURNISH, WITHOUT CHARGE, TO ANY SHAREHOLDER OF THE COMPANY WHO SO REQUESTS IN WRITING, A COPY OF ANY EXHIBITS, AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION. ANY SUCH REQUEST SHOULD BE DIRECTED TO LANDSTAR SYSTEM, INC., ATTENTION: INVESTOR RELATIONS, 13410 SUTTON PARK DRIVE SOUTH, JACKSONVILLE, FLORIDA 32224.
 (b) The Company's Form 8-K filed with the Securities and Exchange Commission on November 1, 2002 contained the Company's Principal Executive Officer's and Principal Financial Officer's certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             LANDSTAR SYSTEM, INC.

                               By:  /s/ Jeffrey C. Crowe
                                    ----------------------------------------
                                    Jeffrey C. Crowe
                                    Chairman of the Board
                                     and Chief Executive Officer

                               By:  /s/ Robert C. LaRose
                                    ----------------------------------------
                                    Robert C. LaRose
                                    Vice President, Chief Financial Officer
					and Secretary
Date:  March 10, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

 Signature                      Title                               Date
 ---------                      -----                               ----
/s/ Jeffrey C. Crowe  Chairman of the Board and Chief          March 10, 2003
-------------------    Executive Officer; Principal
Jeffrey C. Crowe        Executive Officer

/s/ Henry H. Gerkens  Director, President and Chief            March 10, 2003
-------------------    Operating Officer
Henry H. Gerkens

/s/ Robert C. LaRose  Vice President, Chief Financial          March 10, 2003
-------------------    Officer and Secretary; Principal
Robert C. LaRose        Accounting Officer

        *                 Director                             March 10, 2003
-------------------
David G. Bannister

        *                 Director                             March 10, 2003
-------------------

Ronald W. Drucker
        *                 Director                             March 10, 2003

-------------------
Merritt J. Mott

        *                 Director                             March 10, 2003
-------------------
William S. Elston

        *                 Director                             March 10, 2003
-------------------
Diana M. Murphy


/s/ Robert C. LaRose      Attorney In Fact *
-------------------
By: Robert C. LaRose

CERTIFICATIONS

I, Jeffrey C. Crowe, certify that:

1. I have reviewed this annual report on Form 10-K of Landstar
System, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures
(as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: March 10, 2003
                                               /s/ Jeffrey C. Crowe
_______________________
Jeffrey C. Crowe
Chairman of the Board and
Chief Executive Officer

CERTIFICATIONS

I, Robert C. LaRose, certify that:

1. I have reviewed this annual report on Form 10-K of Landstar System, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 10, 2003
                                               /s/ Robert C. LaRose
_______________________
Robert C. LaRose
Vice President, Chief
Financial Officer and Secretary

                             EXHIBIT INDEX
Form 10-K for fiscal year ended 12/28/02

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

Form 10-K for fiscal year ended 12/28/02

Exhibit No.     Description
-----------     -----------

4.4 First Amendment of the Rights Agreement, dated December 22, 2000, between the Company and Mellon Investor Services, LLC, as successor by merger to Chemical Bank.


4.5 Third Amended and Restated Credit Agreement, dated December 20, 2001, among LSHI, Landstar, the lenders named therein and JPMorgan Chase Bank as administrative agent (including exhibits and schedules thereto). (Incorporated by reference to Exhibit 4.1 to the Registrant's Form 8-K filed on December 21, 2001 (Commission File No. 0-21238))


  (10)          Material Contracts:

      10.1+     Landstar System, Inc. 1993 Stock Option Plan. (Incorporated by
reference to Exhibit 10.1 to the Registrant's Registration Statement on Form S-1. (Registration No. 33-67666))

      10.2+     Form of Indemnification Agreement between the Company and each of the directors and executive officers of the Company. (Incorporated by reference to Exhibit 10.7 of Amendment No. 1 to the Registrant's Registration Statement on Form S-1. (Registration No. 33-57174))

      10.3+     LSHI Management Incentive Compensation Plan.  (Incorporated by
reference to Exhibit 10.8 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 25, 1993. (Commission File No. 0-21238))

      10.4+     Landstar System, Inc. 1994 Director's Stock Option Plan.
(Incorporated by reference to Exhibit 99 to the Registrant's Registration Statement on Form S-8 filed July 5, 1995. (Registration No. 33-94304))

      10.5+     Form of Key Executive Employment Protection Agreement dated
January 30, 1998 between Landstar System, Inc. and each of Jeffrey C. Crowe, Henry H. Gerkens, Robert C. LaRose, Gary W. Hartter and James R. Hertwig (Incorporated by reference to Exhibit 10.9 to the Registrant's Annual
Report on Form 10-K for the fiscal year ended December 27, 1997 (Commission File NO. 0-21238))

      10.6+*     Amendment to Key Executive Employment Protection Agreement,
dated August 7, 2002, between Landstar System, Inc. and Jeffrey C. Crowe.

      10.7+*     Amendment to Key Executive Employment Protection Agreement,
dated August 7, 2002, between Landstar System, Inc. and Henry H. Gerkens.

      10.8+*     Amendment to Key Executive Employment Protection Agreement,
dated August 7, 2002, between Landstar System, Inc. and Robert C. LaRose.

      10.9+*     Amendment to Key Executive Employment Protection Agreement,
dated August 7, 2002, between Landstar System, Inc. and Gary W. Hartter.

      10.10+*     Amendment to Key Executive Employment Protection Agreement,
dated August 7, 2002, between Landstar System, Inc. and James R. Hertwig.

Form 10-K for fiscal year ended 12/28/02

Exhibit No.     Description
-----------     -----------

      10.11+    Amendment to the Landstar System, Inc. 1993 Stock Option
Plan (Incorporated by reference to Exhibit 10.10 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 27, 1997 (Commission File No. 0-21238))

      10.12+    Form of Promissory Notes between the Company and certain
directors, executive officers and management of the Company.

      10.13+    First Amendment to the Landstar System, Inc. 1994 Directors
Stock Option Plan

      10.14+    Second Amendment to the Landstar System, Inc. 1994 Directors
Stock Option Plan

      10.15+   Landstar System, Inc. 2002 Employee Stock Option Plan
(Incorporated by reference to Exhibit A to the Registrant's
Definitive Proxy Statement filed on March 22, 2002
(Commission File No. 0-21238))

      10.16+   Landstar System, Inc. Executive Incentive Compensation Plan
(Incorporated by reference to Exhibit B to the Registrant's
Definitive Proxy Statement filed on March 22, 2002 (Commission File
No. 0-21238))

      10.17+*   Letter Agreement, dated July 2, 2002 from Jeffrey C. Crowe to
Henry H. Gerkens.

  (11)          Statement re: Computation of Per Share Earnings:

      11.1*     Landstar System, Inc. and Subsidiary Calculation of Earnings
Per Common Share

      11.2*     Landstar System, Inc. and Subsidiary Calculation of Diluted
Earnings Per Share

  (13)          Annual Report to Shareholders, Form 10-Q or Quarterly Report to
Shareholders:

      13.1*     Excerpts from the 2002 Annual Report to Shareholders

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

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
Landstar System, Inc.:

Under date of February 5, 2003, we reported on the consolidated balance sheets of Landstar System, Inc. and subsidiary as of December 28, 2002 and December 29, 2001, and the related consolidated statements of income, changes in shareholders' equity and cash flows for the fiscal years ended December 28, 2002, December 29, 2001 and December 30, 2000, as contained in the 2002 annual report to shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 2002. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedules as listed in Item 15 (a)(2). These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


/s/ KPMG LLP


Jacksonville, Florida
February 5, 2003

                             LANDSTAR SYSTEM, INC. AND SUBSIDIARY
               SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                     PARENT COMPANY ONLY BALANCE SHEET INFORMATION
                    (Dollars in thousands, except per share amounts)

                                                 Dec. 28,          Dec. 29,
                                                     2002              2001
                                                 --------          --------
Assets
------

Investment in Landstar System Holdings, Inc.,
  net of advances                                $149,093          $117,440
                                                 --------          --------
Total assets                                     $149,093          $117,440
                                                 ========          ========

Liabilities and Shareholders' Equity
-----------------------------------


Shareholders' equity:
  Common stock, $.01 par value, authorized
    20,000,000 shares, issued 16,337,506
     and 13,328,834 shares                       $    163          $    133
  Additional paid-in capital                        2,609            75,036
  Retained earnings                               173,817           258,162
  Cost of 554,879 and 5,241,841 shares of
    common stock in treasury                      (26,306)         (209,926)
  Notes receivable arising from exercise of
     stock options                                 (1,190)           (5,965)
                                                 --------          --------
    Total shareholders' equity                    149,093           117,440
                                                 --------          --------
Total liabilities and shareholders' equity       $149,093          $117,440
                                                 ========          ========

                                    S-1

                          LANDSTAR SYSTEM, INC. AND SUBSIDIARY
               SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                  PARENT COMPANY ONLY STATEMENT OF INCOME INFORMATION
                    (Dollars in thousands, except per share amounts)

                                                    FISCAL YEARS ENDED
                                    ----------------------------------------------
                                      Dec. 28,          Dec. 29,          Dec. 30,
                                          2002              2001              2000
                                    ----------        ----------        ----------
Equity in undistributed earnings
 of Landstar System Holdings, Inc.  $   49,309        $   42,838        $   45,296

Income taxes                                88                44               102
                                    ----------        ----------        ----------
Net income                          $   49,221        $   42,794        $   45,194
                                    ==========        ==========        ==========

Earnings per common share (1)       $     3.05        $     2.57        $     2.57
                                    ==========        ==========        ==========
Diluted earnings per share (1)      $     2.94        $     2.50        $     2.52
                                    ==========        ==========        ==========
Average number of shares
   outstanding:
 Earnings per common share (1)      16,141,000        16,672,000        17,562,000
                                    ==========        ==========        ==========

 Diluted earnings per share (1)     16,767,000        17,092,000        17,962,000
                                    ==========        ==========        ==========

(1) All earnings per share amounts and average number of shares outstanding have been restated to give retroactive effect to a two-for-one stock split effected in the form of a 100% stock dividend declared July 17, 2002.


                                    S-2

                          LANDSTAR SYSTEM, INC. AND SUBSIDIARY
               SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                  PARENT COMPANY ONLY STATEMENT OF CASH FLOWS INFORMATION
                                 (Dollars in thousands)

                                                       FISCAL YEARS ENDED
                                       -----------------------------------------------
                                         Dec. 28,          Dec. 29,           Dec. 30,
                                             2002              2001               2000
                                       ----------        ----------         ----------
Operating Activities
--------------------
Net income                             $   49,221        $   42,794         $   45,194
Adjustments to reconcile net income
 to net cash used by
  operating activities:
   Equity in undistributed earnings of
    Landstar System Holdings, Inc.        (49,309)          (42,838)           (45,296)
                                       ----------        ----------         ----------

Net Cash Used By Operating
 Activities                                   (88)              (44)              (102)
                                       ----------        ----------         ----------
Investing Activities
--------------------
Additional investments in and advances
 from Landstar System Holdings,
 Inc., net                                 19,060            34,082             46,144
                                       ----------        ----------         ----------
Net Cash Provided By Investing
 Activities                                19,060            34,082             46,144
                                       ----------        ----------         ----------

Financing Activities
--------------------
Proceeds from repayment of notes
  receivable arising from exercises
  of stock options                          4,867             1,397                51
Proceeds from exercises of
  stock options                             2,467             1,764                92
Purchases of common stock                 (26,306)          (37,199)          (46,185)
                                       ----------        ----------         ----------
Net Cash Used By Financing
 Activities                               (18,972)          (34,038)          (46,042)
                                       ----------        ----------         ----------

Change in cash                                  0                 0                  0
Cash at beginning of period                     0                 0                  0
                                       ----------        ----------         ----------
Cash at end of period                  $        0        $        0         $        0
                                       ==========        ==========         ==========

                                    S-3

                         LANDSTAR SYSTEM, INC. AND SUBSIDIARY
                    SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                      FOR THE FISCAL YEAR ENDED DECEMBER 28, 2002
                                 (Dollars in thousands)

COL. A                     COL. B          COL. C                COL. D        COL. E
------                     ------          ------                ------        ------
                          Balance         Additions
                            at      --------------------------
                         Beginning  Charged to  Charged to                    Balance
                            of      Costs and   Other Accounts   Deductions   at End
Description               Period    Expenses    Describe         Describe (A) of Period
-----------              ---------  ----------  --------------   ----------   ---------
Allowance for doubtful
 accounts:
  Deducted from trade
   receivables             $ 4,416   $   3,936    $         -     $  (4,399)   $ 3,953
  Deducted from other
   receivables               4,740       3,576              -        (2,985)     5,331
  Deducted from other non-
   current receivables         228           2              -                      230
                           -------   ---------    -----------      --------    -------
                           $ 9,384   $   7,514    $         -     $  (7,384)   $ 9,514
                           =======   =========    ===========      ========    =======


(A) Write-offs, net of recoveries.
                                    S-4

                        LANDSTAR SYSTEM, INC. AND SUBSIDIARY
                    SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                      FOR THE FISCAL YEAR ENDED DECEMBER 29, 2001
                                 (Dollars in thousands)

COL. A                   COL. B          COL. C                COL. D       COL. E
------                   ------          ------                ------       ------
                        Balance         Additions
                          at      --------------------------
                       Beginning  Charged to  Charged to                   Balance
                          of      Costs and   Other Accounts   Deductions  at End
Description             Period    Expenses    Describe         Describe(A) of Period
-----------            ---------  ----------  --------------   ----------  ---------
Allowance for doubtful
 accounts:
  Deducted from trade
   receivables           $ 4,450   $   4,384    $       -     $ (4,418)     $ 4,416
  Deducted from other
   receivables             5,089       3,958            -       (4,307)       4,740
  Deducted from other
   non-current
    receivables            1,816        (189)           -       (1,399)         228
                         -------   ---------    ---------     --------      -------
                         $11,355   $   8,153    $       -     $(10,124)     $ 9,384
                         =======   =========    =========     ========      =======


(A) Write-offs, net of recoveries.

                                    S-5

                         LANDSTAR SYSTEM, INC. AND SUBSIDIARY
                    SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                      FOR THE FISCAL YEAR ENDED DECEMBER 30, 2000
                                 (Dollars in thousands)

COL. A                     COL. B          COL. C                COL. D       COL. E
------                     ------          ------                ------       ------
                          Balance         Additions
                            at      --------------------------
                         Beginning  Charged to  Charged to                   Balance
                            of      Costs and   Other Accounts   Deductions  at End
Description               Period    Expenses    Describe         Describe(A) of Period
-----------              ---------  ----------  --------------   ----------  ---------
Allowance for doubtful
 accounts:
  Deducted from trade
   receivables           $ 4,002   $   1,915    $       -     $ (1,467)     $ 4,450
  Deducted from other
   receivables             5,033       2,479            -       (2,423)       5,089
  Deducted from other non-
   current receivables     1,626         198            -           (8)       1,816
                         -------   ---------    ---------     --------      -------
                         $10,661   $   4,592    $       -     $ (3,898)     $11,355
                         =======   =========    =========     ========      =======

(A) Write-offs, net of recoveries.
                                    S-6