Form 10-Q
period 2003-03-29
LANDSTAR SYSTEM INC
filed 2003-05-09
CIK 853816

                              UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C.  20549

                                FORM 10-Q

(Mark One)
[  X  ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934

For the quarterly period ended March 29, 2003

                              or

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

                                             Yes  (  X  )      No  (    )

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                             Yes  (  X  )      No  (    )

The number of shares of the registrant's Common Stock, par value $0.01 per share, outstanding as of the close of business on May 2, 2003 was 15,931,159.

                                    PART I

                            FINANCIAL INFORMATION

                                    Index


                                    Item 1

Consolidated Balance Sheets as of March 29, 2003
  and December 28, 2002 ............................................... Page 3

Consolidated Statements of Income for the Thirteen Weeks
  Ended March 29, 2003 and March 30, 2002 .........................     Page 4

Consolidated Statements of Cash Flows for the Thirteen Weeks
  Ended March 29, 2003 and March 30, 2002 .........................     Page 5

Consolidated Statement of Changes in Shareholders'
  Equity for the Thirteen Weeks Ended March 29, 2003 .................. Page 6

Notes to Consolidated Financial Statements............................. Page 7

                                    Item 2

Management's Discussion and Analysis of
  Financial Condition and Results of Operations........................ Page 10

                                    Item 3

Quantitative and Qualitative Disclosures About Market Risk............. Page 16

                                    Item 4

Controls and Procedures................................................ Page 16

Item 1.  Financial Statements

     The interim consolidated financial statements contained herein reflect all adjustments (all of a normal, recurring nature) which, in the opinion of management, are necessary for a fair statement of the financial condition, results of operations, cash flows and changes in shareholders' equity for the periods presented. They have been prepared in accordance with Rule 10-01 of Regulation S-X and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the thirteen weeks ended March 29, 2003 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 27, 2003.

     These interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's 2002 Annual Report on Form 10-K.

                         LANDSTAR SYSTEM, INC. AND SUBSIDIARY
                              CONSOLIDATED BALANCE SHEETS
                   (Dollars in thousands, except per share amounts)
                                     (Unaudited)

                                                                    March 29,        Dec. 28,
                                                                         2003            2002
                                                                   ----------     -----------
ASSETS
Current assets:
   Cash                                                            $   68,136     $    65,447
   Short-term investments                                               2,724           3,130
   Trade accounts receivable, less allowance of $3,932
      and $3,953                                                      182,746         190,052
   Other receivables, including advances to independent
      contractors, less allowance of $5,469 and $5,331                 21,347          12,640
   Prepaid expenses and other current assets                            3,227           3,338
                                                                   ----------     -----------
          Total current assets                                        278,180         274,607
                                                                   ----------     -----------
Operating property, less accumulated depreciation
   and amortization of $55,226 and $52,841                             74,198          76,774
Goodwill                                                               31,134          31,134
Other assets                                                           15,247          18,233
                                                                   ----------     -----------
Total assets                                                       $  398,759     $   400,748
                                                                   ==========     ===========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Cash overdraft                                                  $   18,410     $    16,545
   Accounts payable                                                    61,248          60,297
   Current maturities of long-term debt                                11,434          12,123
   Insurance claims                                                    25,859          24,419
   Other current liabilities                                           40,699          40,593
                                                                   ----------     -----------
          Total current liabilities                                   157,650         153,977
                                                                   ----------     -----------
Long-term debt, excluding current maturities                           50,569          65,237
Insurance claims                                                       27,342          25,276
Deferred income taxes                                                   7,524           7,165

Shareholders' equity:
   Common stock, $0.01 par value, authorized 20,000,000
      shares, issued 16,540,507 and 16,337,506 shares                     165             163
   Additional paid-in capital                                           7,248           2,609
   Retained earnings                                                  183,976         173,817
   Cost of 714,730 and 554,879 shares of common stock in
      treasury                                                        (34,773)        (26,306)
   Notes receivable arising from exercise of stock options               (942)         (1,190)
                                                                   ----------     -----------
          Total shareholders' equity                                  155,674         149,093
                                                                   ----------     -----------
Total liabilities and shareholders' equity                         $  398,759     $   400,748
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

                                       3

                          LANDSTAR SYSTEM, INC. AND SUBSIDIARY
                           CONSOLIDATED STATEMENTS OF INCOME
                    (Dollars in thousands, except per share amounts)
                                     (Unaudited)

                                                    Thirteen Weeks Ended
                                                  -----------------------
                                                   March 29,    March 30,
                                                        2003         2002
                                                  ----------   ----------
Revenue                                           $  365,718   $  335,693
Investment income                                        324          563

Costs and expenses:
    Purchased transportation                         271,462      247,188
    Commissions to agents                             28,084       26,088
    Other operating costs                              9,231        8,106
    Insurance and claims                              10,628       10,907
    Selling, general and administrative               26,381       26,048
    Depreciation and amortization                      3,166        2,879
                                                  ----------   ----------
         Total costs and expenses                    348,952      321,216
                                                  ----------   ----------
Operating income                                      17,090       15,040
Interest and debt expense                                770        1,308
                                                  ----------   ----------
Income before income taxes                            16,320       13,732
Income taxes                                           6,161        5,218
                                                  ----------   ----------
Net income                                        $   10,159   $    8,514
                                                  ==========   ==========
Earnings per common share (1)                     $     0.64   $     0.53
                                                  ==========   ==========
Diluted earnings per share (1)                    $     0.62   $     0.51
                                                  ==========   ==========
Average number of shares outstanding:
     Earnings per common share (1)                15,774,000   16,193,000
                                                  ==========   ==========
     Diluted earnings per share (1)               16,426,000   16,727,000
                                                  ==========   ==========

(1) 2002 earnings per share amounts and average number of shares outstanding have been restated to give retroactive effect to a two-for-one stock split effected in the form of a 100% stock dividend declared July 17, 2002.

See accompanying notes to consolidated financial statements.

                                  LANDSTAR SYSTEM, INC. AND SUBSIDIARY
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (Dollars in thousands)
                                              (Unaudited)

                                                                                    Thirteen Weeks Ended
                                                                                ---------------------------
                                                                                  March 29,       March 30,
                                                                                       2003            2002
                                                                                -----------     -----------
OPERATING ACTIVITIES
  Net income                                                                    $    10,159     $     8,514
  Adjustments to reconcile net income to net cash provided
       by operating activities:
     Depreciation and amortization of operating property                              3,166           2,879
     Non-cash interest charges                                                           68              68
     Provisions for losses on trade and other accounts receivable                     1,405           1,428
     Losses on sales and disposals of operating property                                140               6
     Deferred income taxes, net                                                         359            (445)
     Changes in operating assets and liabilities:
            Increase in trade and other accounts receivable                          (2,806)         (4,352)
            Decrease in prepaid expenses and other assets                             2,535           2,601
            Increase in accounts payable                                                951           3,671
            Increase in other liabilities                                               106           9,932
            Increase in insurance claims                                              3,506           2,368
                                                                                -----------     -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                            19,589          26,670
                                                                                -----------     -----------
INVESTING ACTIVITIES
  Maturities of investments                                                             900           2,000
  Purchases of investments                                                                           (5,722)
  Purchases of operating property                                                    (1,070)           (715)
  Proceeds from sales of operating property                                             340             220
                                                                                -----------     -----------
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                                        170          (4,217)
                                                                                -----------     -----------
FINANCING ACTIVITIES
  Increase in cash overdraft                                                          1,865           1,740
  Proceeds from repayment of notes receivable arising from
      exercises of stock options                                                        248           2,078
  Proceeds from exercises of stock options                                            4,641             594
  Principal payments on long-term debt and capital lease obligations                (15,357)        (14,911)
  Purchases of common stock                                                          (8,467)
                                                                                -----------     -----------
NET CASH USED BY FINANCING ACTIVITIES                                               (17,070)        (10,499)
                                                                                -----------     -----------
Increase in cash                                                                      2,689          11,954
Cash at beginning of period                                                          65,447          47,886
                                                                                -----------     -----------
Cash at end of period                                                           $    68,136     $    59,840
                                                                                ===========     ===========
See accompanying notes to consolidated financial statements.

                                  LANDSTAR SYSTEM, INC. AND SUBSIDIARY
                                   CONSOLIDATED STATEMENT OF CHANGES
                                       IN SHAREHOLDERS' EQUITY
                                 Thirteen Weeks Ended March 29, 2003
                                         (Dollars in thousands)
                                               (Unaudited)

                                                                                             Notes
                                                                     Treasury Stock       Receivable
                               Common Stock    Additional               at Cost          Arising from
                            ------------------  Paid-In  Retained  -------------------   Exercises of
                              Shares   Amount   Capital  Earnings    Shares    Amount   Stock Options     Total
                            ---------- ------- --------- --------- --------- ---------  -------------   ---------

Balance December 28, 2002   16,337,506 $   163 $   2,609 $ 173,817   554,879 $ (26,306) $      (1,190)  $ 149,093

Net income                                                  10,159                                         10,159

Purchases of common stock                                            159,851    (8,467)                    (8,467)


Exercises of stock options     203,001       2     4,639                                                    4,641

Repayment of notes
    receivable arising from
    exercises of stock
    options                                                                                       248         248
                            ---------- ------- --------- --------- --------- ---------  -------------   ---------

Balance March 29, 2003      16,540,507 $   165 $   7,248 $ 183,976   714,730 $ (34,773) $        (942)  $ 155,674
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

(1)   Stock Split

      On July 17, 2002, Landstar declared a two-for-one stock split of its common stock to be effected in the form of a 100% stock dividend. Stockholders of record on August 2, 2002 received one additional share of common stock for each share held. The additional shares were distributed on August 12, 2002. All 2002 share and per share amounts have been restated to give retroactive effect to this stock split.

(2)   Income Taxes

The provisions for income taxes for the 2003 and 2002 thirteen-week periods were based on estimated full year combined effective income tax rates of approximately 37.8% and 38.0%, respectively, which are higher than the statutory federal income tax rate primarily as a result of state income taxes and the meals and entertainment exclusion.

(3)   Earnings Per Share

Earnings per common share amounts are based on the weighted average number of common shares outstanding and diluted earnings per share amounts are based on the weighted average number of common shares outstanding plus the incremental shares that would have been outstanding upon the assumed exercise of all dilutive stock options. At March 29, 2003, there were 153,000 options outstanding to purchase shares of common stock excluded from the calculation of diluted earnings per share because they were antidilutive.
No such antidilutive options were outstanding at March 30, 2002.

(4)   Additional Cash Flow Information

During the 2003 period, Landstar paid income taxes and interest of $303,000 and $841,000, respectively. During the 2002 period, Landstar paid income taxes and interest of $25,000 and $1,097,000, respectively.

(5)   Segment Information

      The following tables summarize information about Landstar's reportable business segments as of and for the thirteen weeks ended March 29, 2003 and March 30, 2002 (in thousands):

            Thirteen Weeks Ended March 29, 2003
      ------------------------------------------

                                   Carrier    Multimodal   Insurance    Other      Total
                                   -------    ----------   ---------    -----      -----
      External revenue          $  290,045   $   68,709   $  6,964               $  365,718
      Investment income                                        324                      324
      Internal revenue               4,471          647      7,165                   12,283
      Operating income              18,496        1,924      5,435    $ (8,765)      17,090
      Goodwill                      20,496       10,638                              31,134

            Thirteen Weeks Ended March 30, 2002
      ------------------------------------------

                                   Carrier    Multimodal   Insurance    Other      Total
                                   -------    ----------   ---------    -----      -----
      External revenue          $  269,963   $   58,719   $  7,011               $  335,693
      Investment income                                        563                      563
      Internal revenue               5,146          515      6,609                   12,270
      Operating income              16,856        1,140      5,322    $ (8,278)      15,040
      Goodwill                      20,496       10,638                              31,134


(6)   Stock-Based Compensation

      At March 29, 2003, the Company has two stock-based employee compensation plans and one stock-based plan for members of its Board of Directors.
      The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. No stock-based employee compensation is reflected in net income, as each option granted under those plans had an exercise price equal to the fair market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation:



                                                 Thirteen Weeks Ended
                                                -----------------------
                                                March 29,     March 30,
                                                     2003          2002
                                                  -------       -------
      Net income, as reported                    $ 10,159      $  8,514

      Deduct: Total stock-based employee
              compensation expense determined
              under the fair value based
              method for all awards, net of
              related income tax benefits            (899)         (752)
                                                  -------       -------
      Pro forma net income                       $  9,260      $  7,762
                                                  =======       =======

      Earnings per common share:
          As reported                            $   0.64      $   0.53
          Pro forma                              $   0.59      $   0.48

      Diluted earnings per share:
          As reported                            $   0.62      $   0.51
          Pro forma                              $   0.58      $   0.48


(7)  Commitments and Contingencies

     At March 29, 2003, Landstar had commitments for letters of credit outstanding in the amount of $26,060,000, primarily as collateral for insurance claims. The commitments for letters of credit outstanding included $9,080,000 under the Third Amended and Restated Credit Agreement and $16,980,000 secured by cash and investments deposited with a financial institution.

     On September 20, 2001, a suit was filed entitled Gulf Bridge RoRo, Inc. v. Landstar System, Inc., Landstar Logistics, Inc. and Ford Motor Co., Inc. in Federal District Court in Mobile, Alabama (the "Court"). The complaint alleged breach of contract, fraud and tortious interference with contractual business relationships against Landstar System, Inc. and Landstar Logistics, Inc. arising out of a contract between Landstar Logistics, Inc. and the plaintiff involving a trans-Gulf of Mexico roll-on/roll-off shipping venture developed by the plaintiff. Ford Motor Co. entered into a settlement with the plaintiff and was dismissed from the case by Order dated March 6, 2003.

     The complaint and discovery developed after the filing of the suit indicate that plaintiff's principal remaining claim is that the defendants breached a duty under the contract to use "best efforts" to aid in the arrangement of freight for plaintiff's vessel and that the defendants fraudulently induced plaintiff to enter into the contract by misrepresenting certain material facts. The suit makes claim for $25,000,000 for damages for breach of contract and $50,000,000 punitive and other damage related to the fraud and tortious interference claims. These alleged damages appear to relate primarily to alleged lost profits post-dating the termination of the contract by the plaintiff in April 1999. In November 2002, Landstar System, Inc. and Landstar Logistics, Inc. filed motions for summary judgment with the Court seeking to dismiss the breach of contract and fraud claims against them and to limit the amount of damages obtainable by the plaintiff. By Order dated April 23, 2003, the Court granted (i) Landstar System, Inc.'s motion to dismiss the breach of contract and fraud claims against Landstar System, Inc., and (ii) Landstar Logistics, Inc.'s motion to bar the plaintiff, under its breach of contract claim, from recovering any lost profits not sustained prior to the end of the 30 day termination period in the contract. The Court did not grant Landstar Logistics, Inc.'s motion to limit any damages arising out of the plaintiff's fraud claims to the same period of time. However, this issue has again been presented to the Court in a motion for reconsideration filed on May 8, 2003. Other grounds argued by Landstar Logistics, Inc. for summary judgment were denied in the Court's order dated April 23, 2003.

     Although discovery was previously completed and the matter had been set for trial in April 2003, by Order dated March 21, 2003, the Court granted Landstar's request to continue the trial and assessed sanctions against the plaintiff due to conduct which Landstar asserted constituted abuse of the discovery process. As a result of such Order, discovery in the case has been re-opened and the case is presently scheduled for trial in September 2003.

     The Company believes it has meritorious defenses to this litigation and intends to continue to defend it vigorously. The Company also believes that if this litigation were determined adversely to Landstar, the liability exclusive of any available insurance recoveries, would not be reasonably likely to have a material adverse effect on the financial condition of the Company but that it could have a material adverse effect on the results of operations in a given quarter or year. The Company has notified its third-party insurance carrier that it believes that a portion of the claims made in this lawsuit are covered under insurance provided by that carrier, and the carrier has agreed to pay the fees and expenses and to participate in the defense of this litigation, subject to a reservation of rights. The Company also intends to pursue its rights with respect to this coverage vigorously.
     No assurances can be given as to the outcome of this litigation or any related matter, however.

Landstar is involved in certain other claims and pending litigation arising from the normal conduct of business. Based on the knowledge of the facts and, in certain cases, opinions of outside counsel, management believes that adequate provisions have been made for probable losses with respect to the resolution of all such other claims and pending litigation and that the ultimate outcome, after provisions thereof, will not have a material adverse effect on the financial condition of Landstar, but could have a material effect on the results of operations in a given quarter or year.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the attached interim consolidated financial statements and notes thereto, and with the Company's audited financial statements and notes thereto for the fiscal year ended December 28, 2002 and Management's Discussion and Analysis of Financial Condition and Results of Operations included in the 2002 Annual Report to Shareholders.

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

The carrier segment consists of Landstar Ranger, Inc., Landstar Inway, Inc., Landstar Ligon, Inc. and Landstar Gemini, Inc. The carrier segment primarily provides truckload transportation for a wide range of general commodities over irregular routes with its fleet of dry and specialty vans and unsided trailers, including flatbed, drop deck and specialty. It also provides short-to-long haul movement of containers by truck, dedicated power-only truck capacity and truck brokerage. The carrier segment markets its services primarily through independent commission sales agents and utilizes independent contractors who provide truck capacity to the Company under exclusive lease arrangements (the "Independent Contractors") and other third party truck capacity providers. Historically, the Company's carrier segment has primarily relied on capacity provided by Independent Contractors. Pursuant to a plan to augment its available capacity and increase its revenue, the Company has begun to increase the carrier segment's use of capacity provided by other third party truck capacity providers. A significant decrease in available capacity provided by either the Company's Independent Contractors or other third party capacity providers could have a material adverse effect on Landstar, including its results of operations and revenue. The nature of the carrier segment's business is such that a significant portion of its operating costs varies directly with revenue.

The multimodal segment is comprised of Landstar Logistics, Inc. and Landstar Express America, Inc. Transportation services provided by the multimodal segment include the arrangement of intermodal moves, contract logistics, truck brokerage and emergency and expedited ground and air freight. The multimodal segment markets its services through independent commission sales agents and utilizes capacity provided by Independent Contractors and other third party capacity providers, including truck brokerage carriers, railroads and air cargo carriers. The nature of the multimodal segment's business is such that a significant portion of its operating costs also varies directly with revenue.

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

Purchased transportation represents the amount an Independent Contractor or other third party capacity provider is paid to haul freight. The amount of purchased transportation paid to an Independent Contractor is primarily based on a contractually agreed-upon percentage of revenue generated by the haul. Purchased transportation for the brokerage services operations of the carrier and multimodal segments is based on a negotiated rate for each load hauled. Purchased transportation for the intermodal services operations and the air freight operations of the multimodal segment is based on a contractually agreed-upon fixed rate. Purchased transportation as a percentage of revenue for brokerage services and rail intermodal operations is normally higher than that of Landstar's other transportation operations. Purchased transportation is the largest component of costs and expenses and, on a consolidated basis, increases or decreases in proportion to the revenue generated through Independent Contractors and other third party capacity providers. Commissions to agents are primarily based on contractually agreed-upon percentages of revenue at the carrier segment and of gross profit, defined as revenue less the cost of purchased transportation, at the multimodal segment. Commissions to agents as a percentage of consolidated revenue will vary directly with the percentage of consolidated revenue generated by the carrier segment, the multimodal segment and Signature and with changes in gross profit at the multimodal segment.

Trailing equipment rent and maintenance costs are the largest components of other operating costs.

Potential liability associated with accidents in the trucking industry is severe and occurrences are unpredictable. Landstar retains liability for individual commercial trucking claims up to $5,000,000 per occurrence.
To reduce its exposure to unladen liability claims (claims incurred while a vehicle is being operated without a trailer attached or is being operated with an attached trailer which does not contain or carry any cargo), Landstar requires its Independent Contractors to maintain unladen truckers liability coverage of $1,000,000 per occurrence. Under the Company's unladen truckers liability program, Independent Contractors purchase unladen truckers liability coverage from a third party insurance company. Signature then reinsures unladen liability coverage for Independent Contractors who participate in the Company's unladen program up to $1,000,000 per occurrence. The Company also retains liability for each general liability claim up to $1,000,000, $250,000 for each workers' compensation claim and $250,000 for each cargo claim. The Company's exposure to liability associated with accidents incurred by other third party capacity providers who haul freight on behalf of the Company is reduced by various factors including the extent to which they maintain their own insurance coverage. A material increase in the frequency or severity of accidents, cargo or workers' compensation claims or the unfavorable development of existing claims could be expected to materially adversely affect Landstar's results of operations.

Employee compensation and benefits account for over half of the Company's selling, general and administrative expense. Other significant components of selling, general and administrative expense are communications costs and rent expense.

Depreciation and amortization primarily relates to depreciation of trailing equipment and management information services equipment.

On July 17, 2002, Landstar declared a two-for-one stock split of its common stock to be effected in the form of a 100% stock dividend. Stockholders of record on August 2, 2002 received one additional share of common stock for each share held. The additional shares were distributed on August 12, 2002. All 2002 share and per share amounts have been restated to give retroactive effect to this stock split.


The following table sets forth the percentage relationships of income and expense items to revenue for the periods indicated:

                                                     Thirteen Weeks Ended
                                                   ------------------------
                                                    March 29,     March 30,
                                                         2003          2002
                                                   ----------    ----------
Revenue                                                100.0%        100.0%
Investment income                                        0.1           0.2

Costs and expenses:
    Purchased transportation                            74.2          73.6
    Commissions to agents                                7.7           7.8
    Other operating costs                                2.5           2.4
    Insurance and claims                                 2.9           3.2
    Selling, general and administrative                  7.2           7.8
    Depreciation and amortization                        0.9           0.9
                                                      -------        ------
            Total costs and expenses                    95.4          95.7
                                                      -------        ------
Operating income                                         4.7           4.5
Interest and debt expense                                0.2           0.4
                                                      -------        ------
Income before income taxes                               4.5           4.1
Income taxes                                             1.7           1.6
                                                      -------        ------
Net income                                               2.8%          2.5%
                                                      =======        ======

THIRTEEN WEEKS ENDED MARCH 29, 2003 COMPARED TO THIRTEEN WEEKS
ENDED MARCH 30, 2002

Revenue for the 2003 thirteen-week period was $365,718,000, an increase of $30,025,000, or 8.9%, over the 2002 thirteen-week period. The increase was attributable to increased revenue of $20,082,000 and $9,990,000 at the carrier and multimodal segments, respectively. Overall, truck revenue miles (volume) increased approximately 8%. Revenue per load increased approximately 9% while truck revenue per revenue mile (price) increased approximately 1%, reflecting changes in freight mix, including a 3% increase in average length of haul at the carrier segment. During the 2003 thirteen-week period, revenue generated for the U.S. Government, primarily for the Department of Defense, increased to 9.5% of revenue compared to 4.0% in the 2002 thirteen-week period, primarily due to Operation Iraqi Freedom. Investment income at the insurance segment was $324,000 and $563,000 in the 2003 and 2002 periods, respectively. The decrease in investment income was primarily due to a reduced rate of return, attributable to the decline in interest rates, on investments held by the insurance segment and a reduction in the amount of assets available for investment as a portion of the assets were used to reduce borrowings under the Company's senior credit facility.

Purchased transportation was 74.2% and 73.6% of revenue in 2003 and 2002, respectively. The increase in purchased transportation as a percentage of revenue was primarily due to increased truck brokerage revenue and increased rail intermodal revenue, both of which tend to have a higher cost of purchased transportation, and increased rates charged by other third-party truck capacity providers at the multimodal segment. These increases were partially offset by reduced purchased transportation costs at the carrier segment attributable to an increased use of Company provided trailing equipment. Commissions to agents were 7.7% and 7.8% of revenue in 2003 and 2002, respectively. The decrease in commissions to agents as a percentage of revenue was primarily due to a decrease in gross profit, revenue less the cost of purchased transportation, at the multimodal segment.

Other operating costs were 2.5% of revenue in 2003 and 2.4% of revenue in 2002. The increase in other operating costs as a percentage of revenue was primarily due to increased trailer maintenance costs and increased costs for cargo securement devices. Insurance and claims were 2.9% of revenue in 2003 compared with 3.2% of revenue in 2002. The decrease in insurance and claims as a percentage of revenue was primarily attributable to an increase in the percentage of revenue generated through other third party capacity providers, which has a lower claims risk profile, and reduced cargo claims. Selling, general and administrative costs were 7.2% of revenue in 2003 compared with 7.8% of revenue in 2002. The decrease in selling, general and administrative costs as a percentage of revenue was primarily attributable to reduced telecommunication costs, a decreased provision for customer bad debts and the effect of increased revenue as total selling, general and administration costs remained approximately the same as in the prior year. Depreciation and amortization was 0.9% of revenue in both 2003 and 2002.

Interest and debt expense was 0.2% and 0.4% of revenue in 2003 and 2002, respectively. This decrease was primarily attributable to the effect of lower interest rates and decreased average borrowings on the senior credit facility.

The provisions for income taxes for the 2003 and 2002 thirteen-week periods were based on estimated full year combined effective income tax rates of approximately 37.8% and 38.0%, respectively, which are higher than the statutory federal income tax rate primarily as a result of state income taxes and the meals and entertainment exclusion. The decrease in the effective income tax rate was primarily attributable to the implementation of certain state income tax planning strategies.

Net income was $10,159,000, or $0.64 per common share ($0.62 per diluted share), in the 2003 period compared with $8,514,000, or $0.53 per common share ($0.51 per diluted share), in the 2002 period.

CAPITAL RESOURCES AND LIQUIDITY

Shareholders' equity increased to $155,674,000 at March 29, 2003 compared with $149,093,000 at December 28, 2002, primarily as a result of net income for the period, partially offset by the purchase of 159,851 shares of the Company's common stock at a total cost of $8,467,000. Shareholders' equity was 72% and 66% of total capitalization at March 29, 2003 and December 28, 2002, respectively. As of March 29, 2003, the Company may purchase up to an additional 285,270 shares of its common stock under its authorized stock purchase program.

Working capital and the ratio of current assets to current liabilities were $120,530,000 and 1.76 to 1, respectively, at March 29, 2003, compared with $120,630,000 and 1.78 to 1, respectively, at December 28, 2002. Landstar has historically operated with current ratios within the range of 1.5 to 1 to 2.0 to 1. Cash provided by operating activities was $19,589,000 in the 2003 thirteen-week period compared with $26,670,000 in the 2002 thirteen-week period. The decrease in cash flow provided by operating activities was primarily attributable to timing of payments. During the 2003 period, Landstar purchased $1,070,000 of operating property. Landstar anticipates it will acquire between $17,000,000 and $29,000,000 of operating property during the remainder of fiscal year 2003 either by purchase or lease financing.

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

On September 20, 2001, a suit was filed entitled Gulf Bridge RoRo, Inc. v. Landstar System, Inc., Landstar Logistics, Inc. and Ford Motor Co., Inc. in Federal District Court in Mobile, Alabama (the "Court"). The complaint alleged breach of contract, fraud and tortious interference with contractual business relationships against Landstar System, Inc. and Landstar Logistics, Inc. arising out of a contract between Landstar Logistics, Inc. and the plaintiff involving a trans-Gulf of Mexico roll-on/roll-off shipping venture developed by the plaintiff. Ford Motor Co. entered into a settlement with the plaintiff and was dismissed from the case by Order dated March 6, 2003.

The complaint and discovery developed after the filing of the suit indicate that plaintiff's principal remaining claim is that the defendants breached a duty under the contract to use "best efforts" to aid in the arrangement of freight for plaintiff's vessel and that the defendants fraudulently induced plaintiff to enter into the contract by misrepresenting certain material facts. The suit makes claim for $25,000,000 for damages for breach of contract and $50,000,000 punitive and other damage related to the fraud and tortious interference claims. These alleged damages appear to relate primarily to alleged lost profits post-dating the termination of the contract by the plaintiff in April 1999. In November 2002, Landstar System, Inc. and Landstar Logistics, Inc. filed motions for summary judgment with the Court seeking to dismiss the breach of contract and fraud claims against them and to limit the amount of damages obtainable by the plaintiff. By Order dated April 23, 2003, the Court granted (i) Landstar System, Inc.'s motion to dismiss the breach of contract and fraud claims against Landstar System, Inc., and (ii) Landstar Logistics, Inc.'s motion to bar the plaintiff, under its breach of contract claim, from recovering any lost profits not sustained prior to the end of the 30 day termination period in the contract. The Court did not grant Landstar Logistics, Inc.'s motion to limit any damages arising out of the plaintiff's fraud claims to the same period of time. However, this issue has again been presented to the Court in a motion for reconsideration filed on May 8, 2003. Other grounds argued by Landstar Logistics, Inc. for summary judgment were denied in the Court's order dated April 23, 2003.

Although discovery was previously completed and the matter had been set for trial in April 2003, by Order dated March 21, 2003, the Court granted Landstar's request to continue the trial and assessed sanctions against the plaintiff due to conduct which Landstar asserted constituted abuse of the discovery process. As a result of such Order, discovery in the case has been re-opened and the case is presently scheduled for trial in September 2003.

The Company believes it has meritorious defenses to this litigation and intends to continue to defend it vigorously. The Company also believes that if this litigation were determined adversely to Landstar, the liability exclusive of any available insurance recoveries, would not be reasonably likely to have a material adverse effect on the financial condition of the Company but that it could have a material adverse effect on the results of operations in a given quarter or year. The Company has notified its third-party insurance carrier that it believes that a portion of the claims made in this lawsuit are covered under insurance provided by that carrier, and the carrier has agreed to pay the fees and expenses and to participate in the defense of this litigation, subject to a reservation of rights. The Company also intends to pursue its rights with respect to this coverage vigorously.
No assurances can be given as to the outcome of this litigation or any related matter, however.

Landstar is involved in certain other claims and pending litigation arising from the normal conduct of business. Based on the knowledge of the facts and, in certain cases, opinions of outside counsel, management believes that adequate provisions have been made for probable losses with respect to the resolution of all such other claims and pending litigation and that the ultimate outcome, after provisions thereof, will not have a material adverse effect on the financial condition of Landstar, but could have a material effect on the results of operations in a given quarter or year.

FORWARD-LOOKING STATEMENTS

The following is a "safe harbor" statement under the Private Securities Litigation Reform Act of 1995. Statements contained in this document that are not based on historical facts are "forward-looking statements." This Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Form 10-Q statement contain forward-looking statements, such as statements which relate to Landstar's business objectives, plans, strategies and expectations. Terms such as "anticipates," "believes," "estimates," "plans," "predicts," "may," "should," "will," the negative thereof and similar expressions are intended to identify forward-looking statements. Such statements are by nature subject to uncertainties and risks, including but not limited to: an increase in the frequency or severity of accidents or workers' compensation claims; unfavorable development of existing accident claims; dependence on independent sales agents; dependence on third party capacity providers; disruptions or failures in our computer systems; a downturn in domestic economic growth or growth in the transportation sector; substantial industry competition; and other operational, financial or legal risks or uncertainties detailed in this report or in Landstar's other Securities and Exchange Commission filings from time to time. These risks and uncertainties could cause actual results or events to differ materially from historical results or those anticipated. Investors should not place undue reliance on such forward-looking statements and the Company undertakes no obligation to publicly update or revise any forward-looking statements.

SIGNIFICANT ACCOUNTING POLICIES AND ESTIMATES

The allowance for doubtful accounts for both trade and other receivables represents management's estimate of the amount of outstanding receivables that will not be collected. During fiscal years ended 2002 and 2001, the Company experienced abnormally high levels of bad debt expense. Management believes this resulted from the difficult economic environment experienced by the Company's customers and Independent Contractors. Although management believes the amount of the allowance of both trade and other receivables at March 29, 2003 is appropriate, a prolonged period of low or no economic growth may adversely affect the collection of these receivables. Correspondingly, a more robust economic environment may result in the realization of some portion of the estimated uncollectible receivables.

Landstar provides for the estimated costs of self-insured claims primarily on an actuarial basis. The amount recorded for the estimated liability for claims incurred is based upon the facts and circumstances known on the balance sheet date. The ultimate resolution of these claims may be for an amount greater or less than the amount estimated by management.

The Company utilizes certain income tax planning strategies to reduce its overall cost of income taxes. Upon audit, it is possible that certain strategies might be disallowed resulting in an increased liability for income taxes. The Company has provided for its estimated exposure attributable to income tax planning strategies. Management believes that the provision for liabilities resulting from the implementation of income tax planning strategies is appropriate.

Significant variances from management's estimates for the amount of uncollectible receivables, for the ultimate resolution of claims or the provision for liabilities for income tax planning strategies can be expected to positively or negatively affect Landstar's earnings in a given quarter or year. However, management believes that the ultimate resolution of these items, given a range of reasonably likely outcomes, will not significantly affect the long-term financial condition of Landstar or its ability to fund its continuing operations.

SEASONALITY

Landstar's operations are subject to seasonal trends common to the trucking industry. Results of operations for the quarter ending in March are typically lower than the quarters ending June, September and December.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company maintains a credit agreement with a syndicate of banks and JPMorgan Chase Bank, as the administrative agent, (the "Third Amended and Restated Credit Agreement") that provides $175,000,000 of borrowing capacity in the form of a revolving credit facility, $50,000,000 of which may be utilized in the form of letter of credit guarantees. Borrowings under the Third Amended and Restated Credit
Agreement bear interest at rates equal to, at the option of Landstar, either (i) the greatest of (a) the prime rate as publicly announced from time to time by JPMorgan Chase Bank, (b) the three month CD rate adjusted for statutory reserves and FDIC assessment costs plus 1% and
(c) the federal funds effective rate plus 1/2%, or, (ii) the rate at the time offered to JPMorgan Chase Bank in the Eurodollar market for amounts and periods comparable to the relevant loan plus a margin that is determined based on the level of the Company's Leverage Ratio, as defined in the Third Amended and Restated Credit Agreement. There have been no significant changes that would affect the information provided in
Item 7a of the 2002 Annual Report on Form 10-K regarding quantitative and qualitative disclosures about market risk.

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

                                        PART II

                                     OTHER INFORMATION

Item 1.  Legal Proceedings


On September 20, 2001, a suit was filed entitled Gulf Bridge RoRo, Inc. v. Landstar System, Inc., Landstar Logistics, Inc. and Ford Motor Co., Inc. in Federal District Court in Mobile, Alabama (the "Court"). The complaint alleged breach of contract, fraud and tortious interference with contractual business relationships against Landstar System, Inc. and Landstar Logistics, Inc. arising out of a contract between Landstar Logistics, Inc. and the plaintiff involving a trans-Gulf of Mexico roll-on/roll-off shipping venture developed by the plaintiff. Ford Motor Co. entered into a settlement with the plaintiff and was dismissed from the case by Order dated March 6, 2003.

The complaint and discovery developed after the filing of the suit indicate that plaintiff's principal remaining claim is that the defendants breached a duty under the contract to use "best efforts" to aid in the arrangement of freight for plaintiff's vessel and that the defendants fraudulently induced plaintiff to enter into the contract by misrepresenting certain material facts. The suit makes claim for $25,000,000 for damages for breach of contract and $50,000,000 punitive and other damage related to the fraud and tortious interference claims. These alleged damages appear to relate primarily to alleged lost profits post-dating the termination of the contract by the plaintiff in April 1999. In November 2002, Landstar System, Inc. and Landstar Logistics, Inc. filed motions for summary judgment with the Court seeking to dismiss the breach of contract and fraud claims against them and to limit the amount of damages obtainable by the plaintiff. By Order dated April 23, 2003, the Court granted (i) Landstar System, Inc.'s motion to dismiss the breach of contract and fraud claims against Landstar System, Inc., and (ii) Landstar Logistics, Inc.'s motion to bar the plaintiff, under its breach of contract claim, from recovering any lost profits not sustained prior to the end of the 30 day termination period in the contract. The Court did not grant Landstar Logistics, Inc.'s motion to limit any damages arising out of the plaintiff's fraud claims to the same period of time. However, this issue has again been presented to the Court in a motion for reconsideration filed on May 8, 2003. Other grounds argued by Landstar Logistics, Inc. for summary judgment were denied in the Court's order dated April 23, 2003.

Although discovery was previously completed and the matter had been set for trial in April 2003, by Order dated March 21, 2003, the Court granted Landstar's request to continue the trial and assessed sanctions against the plaintiff due to conduct which Landstar asserted constituted abuse of the discovery process. As a result of such Order, discovery in the case has been re-opened and the case is presently scheduled for trial in September 2003.

The Company believes it has meritorious defenses to this litigation and intends to continue to defend it vigorously. The Company also believes that if this litigation were determined adversely to Landstar, the liability exclusive of any available insurance recoveries, would not be reasonably likely to have a material adverse effect on the financial condition of the Company but that it could have a material adverse effect on the results of operations in a given quarter or year. The Company has notified its third-party insurance carrier that it believes that a portion of the claims made in this lawsuit are covered under insurance provided by that carrier, and the carrier has agreed to pay the fees and expenses and to participate in the defense of this litigation, subject to a reservation of rights. The Company also intends to pursue its rights with respect to this coverage vigorously.
No assurances can be given as to the outcome of this litigation or any related matter, however.

The Company is routinely a party to other litigation incidental to its business, primarily involving claims for personal injury and property damage incurred in the transportation of freight. The
Company maintains insurance which covers liability amounts in excess of retained liabilities from personal injury and property damage claims.

Item 2.  Changes in Securities

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.


Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

         The exhibits listed on the Exhibit Index are furnished as part of this quarterly report on Form 10-Q.

(b)      Form 8-K

         The Company's Form 8-K filed with the Securities and Exchange Commission on March 12, 2003 contained the Company's Principal Executive Officer's and Principal Financial Officer's certifications related to the Company's filing of Form 10-K for fiscal year end 2002 and pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                              EXHIBIT INDEX

Registrant's Commission File No.: 0-21238

Exhibit No.       Description
------------      -----------

   (11)           Statement re: Computation of Per Share Earnings:

         11.1 * Landstar System, Inc. and Subsidiary Calculation of Earnings Per Common Share for the Thirteen Weeks Ended March 29, 2003 and March 30, 2002

11.2  *   Landstar System, Inc. and Subsidiary Calculation of Diluted
                  Earnings Per Share for the Thirteen Weeks Ended March 29, 2003 and March 30, 2002

   (99)           Additional Exhibits:

         99.1 *   Chief Executive Officer certification pursuant to 18 U.S.C.
                  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         99.2 *   Chief Financial Officer certification pursuant to 18 U.S.C.
                  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


   __________________
* Filed herewith

                                     SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          LANDSTAR SYSTEM, INC.



Date:     May 8, 2003                     /s/ Jeffrey C. Crowe
                                          ----------------------------
                                          Jeffrey C. Crowe
                                          Chairman of the Board and
                                          Chief Executive Officer



Date:     May 8, 2003                     /s/ Robert C. LaRose
                                          ----------------------------
                                          Robert C. LaRose
                                          Vice President, Chief Financial
                                          Officer and Secretary

CERTIFICATIONS

I, Jeffrey C. Crowe, certify that:

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: May 8, 2003
                                               /s/ Jeffrey C. Crowe
_______________________
Jeffrey C. Crowe
Chairman of the Board and
Chief Executive Officer

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: May 8, 2003
                                               /s/ Robert C. LaRose
_______________________
Robert C. LaRose
Vice President, Chief
Financial Officer and Secretary