Form 10-Q
period 2003-06-28
LANDSTAR SYSTEM INC
filed 2003-08-08
CIK 853816

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

[  X  ]                     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                     June 28, 2003

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

Yes  (  X  )

No  (    )

The number of shares of the registrant's Common Stock, par value $0.01 per share, outstanding as of the close of business on July 25, 2003 was 15,138,132.

PART I

FINANCIAL INFORMATION

Index

Item 1

Consolidated Balance Sheets as of June 28, 2003 and December 28, 2002	Page 3

Consolidated Statements of Income for the Twenty Six and Thirteen Weeks	Page 4
Ended June 28, 2003 and June 29, 2002

Consolidated Statements of Cash Flows for the Twenty Six Weeks Ended June 28,	Page 5
2003 and June 29, 2002

Consolidated Statement of Changes in Shareholders' Equity for the Twenty Six	Page 6
Weeks Ended June 28, 2003

Notes to Consolidated Financial Statements	Page 7

Item 2

Management's Discussion and Analysis of Financial Condition and Results of	Page 11
Operations

Item 3

Quantitative and Qualitative Disclosures About Market Risk	Page 18

Item 4

Controls and Procedures	Page 18

Item 1.  Financial Statements

The interim consolidated financial statements contained herein reflect all adjustments (all of a normal, recurring nature) which, in the opinion of management, are necessary for a fair statement of the financial condition, results of operations, cash flows and changes in shareholders' equity for the periods presented. They have been prepared in accordance with Rule 10-01 of Regulation S-X and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the twenty six weeks ended June 28, 2003 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 27, 2003.

These interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's 2002 Annual Report on Form 10-K.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

(Unaudited)

	June 28,	December 28,
	2003	2002
ASSETS
Current Assets
Cash	$ 64,519	$ 65,447
Short-term investments	3,336	3,130
Trade accounts receivable, less allowance of $3,380 and $3,953	186,602	190,052
Other receivables, including advances to independent
contractors, less allowance of $6,093 and $5,331	14,813	12,640
Prepaid expenses and other current assets	10,057	3,338
Total current assets	279,327	274,607
Operating property, less accumulated depreciation and
amortization of $56,421 and $52,841	72,306	76,774
Goodwill	31,134	31,134
Other assets	18,984	18,233
Total assets	$ 401,751	$ 400,748
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Cash overdraft	$ 16,601	$ 16,545
Accounts payable	65,747	60,297
Current maturities of long-term debt	10,629	12,123
Insurance claims	26,923	24,419
Other current liabilities	33,127	40,593
Total current liabilities	153,027	153,977
Long-term debt, excluding current maturities	73,757	65,237
Insurance claims	27,508	25,276
Deferred income taxes	7,726	7,165
Shareholders’ Equity
Common stock, $0.01 par value, authorized 50,000,000 and 20,000,000
shares, issued 16,657,602 and 16,337,506 shares	167	163
Additional paid-in capital	13,301	2,609
Retained earnings	197,542	173,817
Cost of 1,329,930 and 554,879 shares of common stock in treasury	(70,520)	(26,306)
Notes receivable arising from exercise of stock options	(757)	(1,190)
Total shareholders’ equity	139,733	149,093
Total liabilities and shareholders’ equity	$ 401,751	$ 400,748
See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share amounts)

(Unaudited)

	Twenty Six Weeks Ended		Thirteen Weeks Ended
	June 28,	June 29,	June 28,	June 29,
	2003	2002	2003	2002

Revenue	$ 755,802	$ 726,909	$ 390,084	$ 391,216
Investment income	623	1,078	299	515

Costs and expenses:
Purchased transportation	561,464	536,422	290,002	289,234
Commissions to agents	58,623	56,905	30,539	30,817
Other operating costs	17,840	17,814	8,609	9,708
Insurance and claims	22,161	24,384	11,533	13,477
Selling, general and administrative	50,336	50,723	23,955	24,675
Depreciation and amortization	6,345	5,700	3,179	2,821

Total costs and expenses	716,769	691,948	367,817	370,732

Operating income	39,656	36,039	22,566	20,999
Interest and debt expense	1,544	2,552	774	1,244

Income before income taxes	38,112	33,487	21,792	19,755
Income taxes	14,387	12,725	8,226	7,507

Net income	$ 23,725	$ 20,762	$ 13,566	$ 12,248

Earnings per common share	$ 1.51	$ 1.28	$ 0.87	$ 0.75

Diluted earnings per share	$ 1.45	$ 1.23	$ 0.84	$ 0.72

Average number of shares outstanding:
Earnings per common share	15,713,000	16,223,000	15,652,000	16,252,000

Diluted earnings per share	16,322,000	16,829,000	16,227,000	16,914,000

See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Twenty Six Weeks Ended
	June 28,	June 29,
	2003	2002
OPERATING ACTIVITIES
Net income	$ 23,725	$ 20,762
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of operating property	6,345	5,700
Non-cash interest charges	136	136
Provisions for losses on trade and other accounts receivable	2,450	3,769
Losses on sales and disposals of operating property	176	12
Director compensation paid in common stock	85
Deferred income taxes, net	561	554
Changes in operating assets and liabilities:
Increase in trade and other accounts receivable	(1,173)	(22,838)
Increase in prepaid expenses and other assets	(8,712)	(6,996)
Increase in accounts payable	5,450	11,513
Increase (decrease) in other liabilities	(4,095)	7,040
Increase in insurance claims	4,736	5,996
NET CASH PROVIDED BY OPERATING ACTIVITIES	29,684	25,648
INVESTING ACTIVITIES
Maturities of investments	900	2,000
Purchases of investments		(5,722)
Purchases of operating property	(2,754)	(1,697)
Proceeds from sales of operating property	701	274
NET CASH USED BY INVESTING ACTIVITIES	(1,153)	(5,145)
FINANCING ACTIVITIES
Increase in cash overdraft	56	4,620
Proceeds from repayment of notes receivable arising from exercises of stock options	433	2,905
Proceeds from exercises of stock options	7,240	1,328
Borrowings on revolving credit facility	25,500
Principal payments on long-term debt and capital lease obligations	(18,474)	(29,365)
Purchases of common stock	(44,214)
NET CASH USED BY FINANCING ACTIVITIES	(29,459)	(20,512)
Decrease in cash	(928)	(9)
Cash at beginning of period	65,447	47,886
Cash at end of period	$ 64,519	$ 47,877
See accompanying notes to consolidated financial statements

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

Twenty Six Weeks Ended June 28, 2003

(Dollars in thousands)

(Unaudited)

							Notes
							Receivable
							Arising
							from
			Add’l		Treasury Stock		Exercises
	Common Stock		Paid-In	Retained	at Cost		of Stock
	Shares	Amount	Capital	Earnings	Shares	Amount	Options	Total

Balance December 28, 2002	16,337,506	$163	$ 2,609	$173,817	554,879	$(26,306)	$(1,190)	$149,093

Net income				23,725				23,725

Purchases of common stock					775,051	(44,214)		(44,214)

Exercises of stock options and
related income tax benefit	318,596	4	10,607					10,611

Director compensation paid
in common stock	1,500		85					85

Repayment of notes receivable
arising from exercises of
stock options							433	433

Balance June 28, 2003	16,657,602	$167	$13,301	$197,542	1,329,930	$(70,520)	$ (757)	$139,733

See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The consolidated financial statements include the accounts of Landstar System, Inc. and its subsidiary, Landstar System Holdings, Inc., and reflect all adjustments (all of a normal, recurring nature) which are, in the opinion of management, necessary for a fair statement of the results for the periods presented. The preparation of the consolidated financial statements requires the use of management's estimates.  Actual results could differ from those estimates. Landstar System, Inc. and its subsidiary are herein referred to as "Landstar" or the “Company.”

(1)

Capital Stock

At the May 15, 2003 annual meeting of shareholders, the shareholders of the Company approved an amendment to Article IV of the Company’s Restated Certificate of Incorporation to increase the number of authorized shares of the Company’s common stock from 20,000,000 shares to 50,000,000 shares.

(2)

Income Taxes

The provisions for income taxes for the 2003 and 2002 twenty-six-week and thirteen-week periods were based on estimated full year combined effective income tax rates of approximately 37.8% and 38.0%, respectively, which are higher than the statutory federal income tax rate primarily as a result of state income taxes and the meals and entertainment exclusion.

(3)

Earnings Per Share

Earnings per common share amounts are based on the weighted average number of common shares outstanding and diluted earnings per share amounts are based on the weighted average number of common shares outstanding plus the incremental shares that would have been outstanding upon the assumed exercise of all dilutive stock options. For the twenty-six-week period ended June 28, 2003, there were 153,000 options outstanding to purchase shares of common stock excluded from the calculation of diluted earnings per share because they were antidilutive. For the thirteen-week period ended June 29, 2002, there were 18,000 options outstanding to purchase shares of common stock excluded from the calculation of diluted earnings per share because they were antidilutive. No such antidilutive options were outstanding for the thirteen-week period ended June 28, 2003 or for the twenty-six-week period ended June 29, 2002.

(4)

Additional Cash Flow Information

During the 2003 period, Landstar paid income taxes and interest of $15,095,000 and $1,680,000, respectively. During the 2002 period, Landstar paid income taxes and interest of $14,259,000 and $2,216,000, respectively.

(5)

Segment Information

The following tables summarize information about Landstar’s reportable business segments as of and for the twenty six and thirteen weeks ended June 28, 2003 and June 29, 2002 (in thousands):

Twenty Six Weeks Ended June 28, 2003
	Carrier	Multimodal	Insurance	Other	Total

External revenue	$593,286	$148,640	$13,876		$755,802
Investment income			623		623
Internal revenue	9,029	1,506	18,113		28,648
Operating income	42,856	2,991	11,061	$(17,252)	39,656
Goodwill	20,496	10,638			31,134

Twenty Six Weeks Ended June 29, 2002
	Carrier	Multimodal	Insurance	Other	Total

External revenue	$ 579,964	$133,059	$13,886		$726,909
Investment income			1,078		1,078
Internal revenue	11,505	1,160	15,473		28,138
Operating income	41,459	2,785	7,560	$(15,765)	36,039
Goodwill	20,496	10,638			31,134

Thirteen Weeks Ended June 28, 2003
	Carrier	Multimodal	Insurance	Other	Total

External revenue	$303,241	$79,931	$6,912		$390,084
Investment income			299		299
Internal revenue	4,558	859	10,948		16,365
Operating income	24,360	1,067	5,626	$(8,487)	22,566

Thirteen Weeks Ended June 29, 2002
	Carrier	Multimodal	Insurance	Other	Total

External revenue	$ 310,001	$74,340	$6,875		$391,216
Investment income			515		515
Internal revenue	6,359	645	8,864		15,868
Operating income	24,603	1,645	2,238	$(7,487)	20,999

(6)

Stock-Based Compensation

The Company has two employee stock option plans and one stock option plan for members of its Board of Directors (the “Plans”). The Company accounts for stock options issued under the Plans pursuant to the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. No stock-based employee compensation is reflected in net income from the Plans, as all options granted under the Plans had an exercise price equal to the fair market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share from the Plans, as if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation:

	Twenty Six Weeks Ended		Thirteen Weeks Ended
	June 28,	June 29,	June 28,	June 29,
	2003	2002	2003	2002

Net income, as reported	$ 23,725	$ 20,762	$ 13,566	$ 12,248
Deduct:
Total stock-based employee
compensation expense
determined under the fair
value based method for
all awards, net of related
income tax benefits	(1,670)	(1,529)	(771)	(777)
Pro forma net income	$ 22,055	$ 19,233	$ 12,795	$ 11,471

Earnings per common share:
As reported	$ 1.51	$ 1.28	$ 0.87	$ 0.75
Pro forma	$ 1.40	$ 1.19	$ 0.82	$ 0.71

Diluted earnings per share:
As reported	$ 1.45	$ 1.23	$ 0.84	$ 0.72
Pro forma	$ 1.38	$ 1.17	$ 0.80	$ 0.69

On May 15, 2003, the shareholders of the Company voted for the proposal to implement a new Directors’ Stock Compensation Plan. Under this new plan, all independent Directors who are elected or re-elected to the Board will receive 1,500 shares of common stock of the Company, subject to certain restrictions including restrictions on transfer. During the second quarter of 2003, 1,500 shares of the Company’s common stock were issued to a member of the Board of Directors upon his re-election at the 2003 annual shareholders’ meeting. During the second quarter of 2003, the Company reported $85,000 in compensation expense representing the fair market value of this share award.

 (7)

Commitments and Contingencies

At June 28, 2003, Landstar had commitments for letters of credit outstanding in the amount of $45,160,000, primarily as collateral for insurance claims. The commitments for letters of credit outstanding included $9,080,000 under the Third Amended and Restated Credit Agreement and $36,080,000 secured by cash and investments deposited with a financial institution.

On September 20, 2001, a suit was filed entitled Gulf Bridge RoRo, Inc. v. Landstar System, Inc., Landstar Logistics, Inc. and Ford Motor Co., Inc. in Federal District Court in Mobile, Alabama.  The complaint alleged breach of contract, fraud and tortious interference with contractual business relationships against Landstar System, Inc. and Landstar Logistics, Inc. arising out of a contract between Landstar Logistics, Inc. and the plaintiff involving a trans-Gulf of Mexico roll-on/roll-off shipping venture developed by the plaintiff.  Ford Motor Co. entered into a settlement with the plaintiff and was dismissed from the case by Order dated March 6, 2003.  More recently, by Order dated April 23, 2003, the Court dismissed the breach of contract and fraud claims against Landstar System, Inc., leaving Landstar Logistics as the only remaining defendant in the case.

The complaint and discovery developed after the filing of the suit indicate that plaintiff’s principal remaining claim is that Landstar Logistics, Inc. breached a duty under the contract to use “best efforts” to aid in the arrangement of freight for plaintiff’s vessel and that Landstar Logistics, Inc. misrepresented material facts which induced plaintiff to enter into the contract.  The suit makes claim for $25,000,000 for damages for breach of contract and $50,000,000 punitive and other damage related to fraud and tortious interference with contractual business relationships claims. Trial for this case is presently scheduled for September 2003.

The Company believes it has meritorious defenses to this litigation and intends to continue to defend it vigorously.  The Company also believes that if this litigation were determined adversely to Landstar, the liability, exclusive of any available insurance recoveries, would not be reasonably likely to have a material adverse effect on the financial condition of the Company but that it could have a material adverse effect on the results of operations in a given quarter or year.  No assurances can be given as to the outcome of this litigation or any related matter, however.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the attached interim consolidated financial statements and notes thereto, and with the Company's audited financial statements and notes thereto for the fiscal year ended December 28, 2002 and Management's Discussion and Analysis of Financial Condition and Results of Operations included in the 2002 Annual Report to Shareholders.

RESULTS OF OPERATIONS

Landstar System, Inc. and its subsidiary, Landstar System Holdings, Inc. (“Landstar” or the “Company”), provide transportation services to a variety of market niches throughout the United States and to a lesser extent in Canada and between the United States and Canada and Mexico through its operating subsidiaries. The Company has three reportable business segments. These are the carrier, multimodal and insurance segments.

The carrier segment consists of Landstar Ranger, Inc., Landstar Inway, Inc., Landstar Ligon, Inc. and Landstar Gemini, Inc. The carrier segment primarily provides truckload transportation for a wide range of general commodities over irregular routes with its fleet of dry and specialty vans and unsided trailers, including flatbed, drop deck and specialty. It also provides short-to-long haul movement of containers. The carrier segment markets its services primarily through independent commission sales agents and utilizes independent contractors who provide truck capacity to the Company under exclusive lease arrangements (the “Independent Contractors”) and other third party truck capacity providers (truck brokerage carriers). Historically, the Company’s carrier segment has primarily relied on capacity provided by Independent Contractors. Pursuant to a plan to augment its available capacity and increase its revenue, the Company has begun to increase the carrier segment’s use of capacity provided by other third party truck capacity providers. A significant decrease in available capacity provided by either the Company’s Independent Contractors or other third party truck capacity providers could have a material adverse effect on Landstar, including its results of operations and revenue. The nature of the carrier segment’s business is such that a significant portion of its operating costs varies directly with revenue.

The multimodal segment is comprised of Landstar Logistics, Inc. and Landstar Express America, Inc. Transportation services provided by the multimodal segment include the arrangement of intermodal and truckload moves, contract logistics and emergency and expedited ground and air freight. The multimodal segment markets its services through independent commission sales agents and utilizes capacity provided by Independent Contractors and other third party truck capacity providers (truck brokerage carriers), railroads and air cargo carriers. The nature of the multimodal segment’s business is such that a significant portion of its operating costs also varies directly with revenue.

The insurance segment is comprised of Signature Insurance Company (“Signature”), a wholly-owned offshore insurance subsidiary, and Risk Management Claim Services, Inc. The insurance segment provides risk and claims management services to Landstar’s operating subsidiaries. In addition, it reinsures certain property, casualty and occupational accident risks of certain Independent Contractors who have contracted to haul freight for Landstar and provides certain property and casualty insurance directly to Landstar’s operating subsidiaries.

Purchased transportation represents the amount an Independent Contractor or other third party capacity provider is paid to haul freight. The amount of purchased transportation paid to an Independent Contractor is primarily based on a contractually agreed-upon percentage of revenue generated by the haul. Purchased transportation for the brokerage services operations of the carrier and multimodal segments is based on a negotiated rate for each load hauled. Purchased transportation for the intermodal services operations and the air freight operations of the multimodal segment is based on a contractually agreed-upon fixed rate. Purchased transportation as a percentage of revenue for brokerage services and rail intermodal operations is normally higher than that of Landstar’s other transportation operations. Purchased transportation is the largest component of costs and expenses and, on a consolidated basis, increases or decreases in proportion to the revenue generated through Independent Contractors and other third party capacity providers. Commissions to agents are primarily based on contractually agreed-upon percentages of revenue at the carrier segment and of gross profit, defined as revenue less the cost of purchased transportation, at the multimodal segment. Commissions to agents as a percentage of consolidated revenue will vary directly with the percentage of consolidated revenue generated by the carrier segment, the multimodal segment and Signature and with changes in gross profit at the multimodal segment.

Trailing equipment rent and maintenance costs are the largest components of other operating costs.

Potential liability associated with accidents in the trucking industry is severe and occurrences are unpredictable. For commercial trucking claims incurred after June 18, 2003, Landstar retains liability up to $10,000,000 per occurrence. For commercial trucking claims incurred from May 1, 2001 through June 18, 2003, Landstar retains liability up to $5,000,000 per occurrence. For commercial trucking claims incurred prior to May 1, 2001, Landstar retains liability up to $1,000,000 per occurrence. To reduce its exposure to unladen liability claims (claims incurred while a vehicle is being operated without a trailer attached or is being operated with an attached trailer which does not contain or carry any cargo), Landstar requires its Independent Contractors to maintain unladen truckers liability coverage of $1,000,000 per occurrence. Under the Company’s unladen truckers liability program, Independent Contractors purchase unladen truckers liability coverage from a third party insurance company. Signature then reinsures unladen liability coverage for Independent Contractors who participate in the Company’s unladen program up to $1,000,000 per occurrence. For unladen claims incurred prior to January 1, 2002, Landstar retains liability up to $25,000 per occurrence. The Company also retains liability for each general liability claim up to $1,000,000 and an additional $5,000,000 in excess of the first $5,000,000 effective June 18, 2003, $250,000 for each workers’ compensation claim and $250,000 for each cargo claim. The Company’s exposure to liability associated with accidents incurred by other third party capacity providers who haul freight on behalf of the Company is reduced by various factors including the extent to which they maintain their own insurance coverage. A material increase in the frequency or severity of accidents, cargo or workers’ compensation claims or the unfavorable development of existing claims could be expected to materially adversely affect Landstar’s results of operations.

Employee compensation and benefits account for over half of the Company’s selling, general and administrative expense. Other significant components of selling, general and administrative expense are communications costs and rent expense.

Depreciation and amortization primarily relates to depreciation of trailing equipment and management information services equipment.

The following table sets forth the percentage relationships of income and expense items to revenue for the periods indicated:

	Twenty Six Weeks Ended		Thirteen Weeks Ended
	June 28,	June 29,	June 28,	June 29,
	2003	2002	2003	2002

Revenue	100.0%	100.0%	100.0%	100.0%
Investment income	0.1	0.2	0.1	0.1
Costs and expenses:
Purchased transportation	74.3	73.8	74.4	73.9
Commissions to agents	7.8	7.8	7.8	7.9
Other operating costs	2.4	2.4	2.2	2.5
Insurance and claims	2.9	3.4	3.0	3.5
Selling, general and administrative	6.7	7.0	6.1	6.3
Depreciation and amortization	0.8	0.8	0.8	0.7
Total costs and expenses	94.9	95.2	94.3	94.8
Operating income	5.2	5.0	5.8	5.3
Interest and debt expense	0.2	0.4	0.2	0.3

Income before income taxes	5.0	4.6	5.6	5.0
Income taxes	1.9	1.7	2.1	1.9
Net income	3.1%	2.9%	3.5%	3.1%

TWENTY SIX WEEKS ENDED JUNE 28, 2003 COMPARED TO TWENTY SIX WEEKS ENDED JUNE 29, 2002

Revenue for the 2003 twenty-six-week period was $755,802,000, an increase of $28,893,000, or 4.0%, over the 2002 twenty-six-week period. The increase was attributable to increased revenue of $13,322,000 and $15,581,000 at the carrier and multimodal segments, respectively. Overall, revenue miles (volume) increased approximately 3%. Revenue per revenue mile (price) increased approximately 1%, while revenue per load increased approximately 6%. Investment income at the insurance segment was $623,000 and $1,078,000 in the 2003 and 2002 periods, respectively.  The decrease in investment income was primarily due to a reduced rate of return, attributable to the decline in interest rates, on investments held by the insurance segment and a reduction in the amount of assets held for investment purposes as a portion of the assets were used to fund purchases of the Company’s common stock.

Purchased transportation was 74.3% and 73.8% of revenue in 2003 and 2002, respectively. The increase in purchased transportation as a percentage of revenue was primarily due to increased truck brokerage revenue and increased rail intermodal revenue, both of which tend to have a higher cost of purchased transportation, and increased rates charged by other third party truck and rail capacity providers at the multimodal segment. Commissions to agents were 7.8% of revenue in both 2003 and 2002. Other operating costs were 2.4% of revenue in both 2003 and 2002. Insurance and claims were 2.9% of revenue in 2003 compared with 3.4% of revenue in 2002. The decrease in insurance and claims as a percentage of revenue was primarily attributable to one severe accident that occurred in June 2002, partially offset by increased cost of insurance above the Company’s self insured retention levels and unfavorable development of prior year claims in 2003. Selling, general and administrative costs were 6.7% of revenue in 2003 compared with 7.0% of revenue in 2002. The decrease in selling, general and administrative costs as a percentage of revenue was primarily due to reduced employee compensation costs attributable to a decreased provision for bonuses under the Company’s incentive compensation plans, decreased communications costs and a decreased provision for customer bad debt, partially offset by increased legal fees. Depreciation and amortization was 0.8% of revenue in both 2003 and 2002.

Interest and debt expense was 0.2% and 0.4% of revenue in 2003 and 2002, respectively. This decrease was primarily attributable to the effect of lower interest rates and decreased average borrowings on the senior credit facility.

The provisions for income taxes for the 2003 and 2002 twenty-six-week periods were based on estimated full year combined effective income tax rates of approximately 37.8% and 38.0%, respectively, which are higher than the statutory federal income tax rate primarily as a result of state income taxes and the meals and entertainment exclusion. The decrease in the effective income tax rate was primarily attributable to the implementation of certain state income tax planning strategies.

Net income was $23,725,000, or $1.51 per common share ($1.45 per diluted share), in the 2003 period compared with $20,762,000, or $1.28 per common share ($1.23 per diluted share), in the 2002 period.

THIRTEEN WEEKS ENDED JUNE 28, 2003 COMPARED TO THIRTEEN WEEKS ENDED JUNE 29, 2002

Revenue for the 2003 thirteen-week period was $390,084,000, a decrease of $1,132,000, or 0.3%, compared to the 2002 thirteen-week period. The decrease was attributable to decreased revenue of $6,760,000 at the carrier segment, partially offset by increased revenue at the multimodal segment of $5,591,000. Overall, revenue miles decreased approximately 1%. Revenue per revenue mile increased approximately 2%, while revenue per load increased approximately 4%. Investment income at the insurance segment was $299,000 and $515,000 in the 2003 and 2002 periods, respectively.  The decrease in investment income was primarily due to a reduced rate of return, attributable to the decline in interest rates, on investments held by the insurance segment and a reduction in the amount of assets held for investment purposes as a portion of the assets were used to fund purchases of the Company’s common stock.

Purchased transportation was 74.4% and 73.9% of revenue in 2003 and 2002, respectively. The increase in purchased transportation as a percentage of revenue was primarily due to increased brokerage revenue and increased rail intermodal revenue, both of which tend to have a higher cost of purchased transportation, and increased rates charged by other third party truck and rail capacity providers at the multimodal segment. Commissions to agents were 7.8% and 7.9% of revenue in 2003 and 2002, respectively. The decrease in commissions to agents as a percentage of revenue was primarily due to a decrease in gross profit, revenue less the cost of purchased transportation, at the multimodal segment. Other operating costs were 2.2% of revenue in 2003 and 2.5% of revenue in 2002. The decrease in other operating costs as a percentage of revenue was primarily due to a decrease in the provision for Independent Contractor bad debt, as a result of reduced turnover, and reduced Independent Contractor recruiting costs. Insurance and claims were 3.0% of revenue in 2003 compared with 3.5% of revenue in 2002. The decrease in insurance and claims as a percentage of revenue was primarily attributable to one severe accident that occurred in June 2002, partially offset by increased cost of insurance above the Company’s self insured retention levels and unfavorable development of prior year claims in 2003. Selling, general and administrative costs were 6.1% of revenue in 2003 compared with 6.3% of revenue in 2002. The decrease in selling, general and administrative costs as a percentage of revenue was primarily due to reduced employee compensation costs as a result of no provision for bonuses under the Company’s incentive compensation plans in the 2003 quarter and a decreased provision for customer bad debt, partially offset by increased legal fees. Depreciation and amortization was 0.8% of revenue in 2003 and 0.7% of revenue in 2002. The increase in depreciation and amortization as a percentage of revenue was primarily due to increased depreciation on trailing equipment.

Interest and debt expense was 0.2% and 0.3% of revenue in 2003 and 2002, respectively. This decrease was primarily attributable to the effect of lower interest rates and decreased average borrowings on the senior credit facility.

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

Net income was $13,566,000, or $0.87 per common share ($0.84 per diluted share), in the 2003 period compared with $12,248,000, or $0.75 per common share ($0.72 per diluted share), in the 2002 period.

CAPITAL RESOURCES AND LIQUIDITY

Shareholders' equity decreased to $139,733,000 at June 28, 2003 from $149,093,000 at December 28, 2002, primarily as a result of the purchase of 775,051 shares of the Company’s common stock at a total cost of $44,214,000, offset by net income for the period and exercises of stock options. Shareholders' equity was 62% and 66% of total capitalization at June 28, 2003 and December 28, 2002, respectively.  As of June 28, 2003, the Company may purchase an additional 670,070 shares of its common stock under its authorized stock purchase program.

Working capital and the ratio of current assets to current liabilities were $126,300,000 and 1.83 to 1, respectively, at June 28, 2003, compared with $120,630,000 and 1.78 to 1, respectively, at December 28, 2002. Landstar has historically operated with current ratios within the range of 1.5 to 1 to 2.0 to 1. Cash provided by operating activities was $29,684,000 in the 2003 twenty-six-week period compared with $25,648,000 in the 2002 twenty-six-week period. The increase in cash flow provided by operating activities was primarily attributable to timing of accounts receivable collections. During the 2003 period, Landstar purchased $2,754,000 of operating property. Landstar anticipates it will acquire approximately $7,000,000 of operating property during the remainder of fiscal year 2003 either by purchase or lease financing. In addition, the Company anticipates obtaining approximately $18,000,000 of trailing equipment under a 5 year operating lease.

Management believes that cash flow from operations combined with the Company’s borrowing capacity under its revolving credit agreement will be adequate to meet Landstar’s debt service requirements, fund continued growth, both internal and through acquisitions, and meet working capital needs.

Management does not believe inflation has had a material impact on the results of operations or financial condition of Landstar in the past five years.  However, inflation higher than that experienced in the past five years might have an adverse effect on the Company’s results of operations.

On September 20, 2001, a suit was filed entitled Gulf Bridge RoRo, Inc. v. Landstar System, Inc., Landstar Logistics, Inc. and Ford Motor Co., Inc. in Federal District Court in Mobile, Alabama.  The complaint alleged breach of contract, fraud and tortious interference with contractual business relationships against Landstar System, Inc. and Landstar Logistics, Inc. arising out of a contract between Landstar Logistics, Inc. and the plaintiff involving a trans-Gulf of Mexico roll-on/roll-off shipping venture developed by the plaintiff.  Ford Motor Co. entered into a settlement with the plaintiff and was dismissed from the case by Order dated March 6, 2003.  More recently, by Order dated April 23, 2003, the Court dismissed the breach of contract and fraud claims against Landstar System, Inc., leaving Landstar Logistics as the only remaining defendant in the case.

The complaint and discovery developed after the filing of the suit indicate that plaintiff’s principal remaining claim is that Landstar Logistics, Inc. breached a duty under the contract to use “best efforts” to aid in the arrangement of freight for plaintiff’s vessel and that Landstar Logistics, Inc. misrepresented material facts which induced plaintiff to enter into the contract.  The suit makes claim for $25,000,000 for damages for breach of contract and $50,000,000 punitive and other damage related to fraud and tortious interference with contractual business relationships claims.  Trial for this case is presently scheduled for September 2003.

The Company believes it has meritorious defenses to this litigation and intends to continue to defend it vigorously. The Company also believes that if this litigation were determined adversely to Landstar, the liability exclusive of any available insurance recoveries, would not be reasonably likely to have a material adverse effect on the financial condition of the Company but that it could have a material adverse effect on the results of operations in a given quarter or year.  The Company has notified its third-party insurance carrier that it believes that a portion of the claims made in this lawsuit are covered under insurance provided by that carrier, and the carrier has agreed to pay certain fees and expenses and to participate in the defense of this litigation, subject to a reservation of rights.  No assurances can be given as to the outcome of this litigation or any related matter, however.

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

SIGNIFICANT ACCOUNTING POLICIES AND ESTIMATES

The allowance for doubtful accounts for both trade and other receivables represents management’s estimate of the amount of outstanding receivables that will not be collected. During fiscal years ended 2002 and 2001, the Company experienced abnormally high levels of bad debt expense. Management believes this resulted from the difficult economic environment experienced by the Company’s customers and Independent Contractors. Although management believes the amount of the allowance for both trade and other receivables at June 28, 2003 is appropriate, a prolonged period of low or no economic growth may adversely affect the collection of these receivables. Correspondingly, a more robust economic environment may result in the realization of some portion of the estimated uncollectible receivables.

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

Significant variances from management’s estimates for the amount of uncollectible receivables, for the ultimate resolution of claims or the provision for liabilities for income tax planning strategies can be expected to positively or negatively affect Landstar’s earnings in a given quarter or year. However, management believes that the ultimate resolution of these items, given a range of reasonably likely outcomes, will not significantly affect the long-term financial condition of Landstar or its ability to fund its continuing operations.

FORWARD-LOOKING STATEMENTS

The following is a “safe harbor” statement under the Private Securities Litigation Reform Act of 1995. Statements contained in this document that are not based on historical facts are “forward-looking statements.” This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Form 10-Q statement contain forward-looking statements, such as statements which relate to Landstar’s business objectives, plans, strategies and expectations. Terms such as “anticipates,” “believes,” “estimates,” “plans,” “predicts,” “may,” “should,” “will,” the negative thereof and similar expressions are intended to identify forward-looking statements. Such statements are by nature subject to uncertainties and risks, including but not limited to: an increase in the frequency or severity of accidents or workers’ compensation claims; unfavorable development of existing accident claims; dependence on independent sales agents; dependence on third party capacity providers; disruptions or failures in our computer systems; a downturn in domestic economic growth or growth in the transportation sector; substantial industry competition; and other operational, financial or legal risks or uncertainties detailed in this report or in Landstar’s other Securities and Exchange Commission filings from time to time and described immediately below. These risks and uncertainties could cause actual results or events to differ materially from historical results or those anticipated. Investors should not place undue reliance on such forward-looking statements and the Company undertakes no obligation to publicly update or revise any forward-looking statements.

SEASONALITY

Landstar's operations are subject to seasonal trends common to the trucking industry.  Results of operations for the quarter ending in March are typically lower than the quarters ending June, September and December.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company maintains a credit agreement with a syndicate of banks and JPMorgan Chase Bank, as the administrative agent, (the “Third Amended and Restated Credit Agreement”) that provides $175,000,000 of borrowing capacity in the form of a revolving credit facility, $50,000,000 of which may be utilized in the form of letter of credit guarantees. Borrowings under the Third Amended and Restated Credit Agreement bear interest at rates equal to, at the option of Landstar, either (i) the greatest of (a) the prime rate as publicly announced from time to time  by JPMorgan Chase Bank, (b) the three month CD rate adjusted for statutory reserves and FDIC assessment costs plus 1% and (c) the federal funds effective rate plus 1/2%, or, (ii) the rate at the time offered to JPMorgan Chase Bank in the Eurodollar market for amounts and periods comparable to the relevant loan plus a margin that is determined based on the level of the Company’s Leverage Ratio, as defined in the Third Amended and Restated Credit Agreement. There have been no significant changes that would affect the information provided in Item 7a of the 2002 Annual Report on Form 10-K regarding quantitative and qualitative disclosures about market risk.

Item 4. Controls and Procedures

Within the 90-day period prior to the filing of this report, an evaluation was carried out, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to the date of such evaluation, there were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls.

PART II

OTHER INFORMATION

Item 1.  Legal Proceedings

On September 20, 2001, a suit was filed entitled Gulf Bridge RoRo, Inc. v. Landstar System, Inc., Landstar Logistics, Inc. and Ford Motor Co., Inc. in Federal District Court in Mobile, Alabama.  The Company has previously described this legal proceeding in its Form 10-Q for the quarterly period ended March 29, 2003.  There have been no further material developments with respect to this matter.

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

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

On May 15, 2003, Landstar System, Inc. (the “Company”) held its Annual Meeting of Shareholders (the “Meeting”) at its principal offices in Jacksonville, FL. The matters voted upon at the Meeting included (i) the election of the two Class I directors for terms to expire at the 2006 Annual Meeting of Shareholders, (ii) the ratification of appointment of KPMG LLP as the Company’s independent auditors for fiscal year 2003, (iii) to consider the approval of the Company’s 2003 Directors Stock Compensation Plan, (iv) to consider approval of an amendment to Article IV of the Company’s Restated Certificate of Incorporation to increase the authorized shares of Common Stock of the Company, and (v) to consider approval of an amendment to Article IV of the Company’s Restated Certificate of Incorporation to increase the authorized shares of Preferred Stock of the Company.

Pursuant to the Company’s Restated Certificate of Incorporation, the Board of Directors has fixed the number of directors at seven: two Class I directors whose members’ terms will expire at the 2006 Annual Meeting of Shareholders; three Class II directors whose members’ terms will expire at the 2004 Annual Meeting of Shareholders; and two Class III directors whose members’ terms will expire at the 2005 Annual Meeting of Shareholders. With respect to the election of two Class I directors at the Meeting, nominee Ronald W. Drucker and nominee Henry H. Gerkens were elected to the Board of Directors of the Company. Mr. Drucker received 13,841,676 votes for election to the Board and 223,492 votes were withheld. Mr. Gerkens received 13,841,676 votes for election to the Board and 223,492 votes were withheld. The names of the other directors whose terms of office as directors continued after the Meeting are as follows: David G. Bannister (a Class III director), Jeffrey C. Crowe (a Class III director), Merritt J. Mott (a Class II director), William S. Elston (a Class II director) and Diana M. Murphy (a Class II director).

The proposal to appoint KPMG LLP as the Company’s independent auditors for fiscal year 2003 was ratified by the Company’s shareholders. Votes for the ratification were 13,897,091, votes against were 164,600 and votes abstaining were 3,477.

The proposal for the approval of the Company’s 2003 Directors Stock Compensation Plan was approved by a majority of the shareholders with 7,775,993 votes for the proposal, 6,245,331 votes against the proposal and 43,844 votes abstained.

The proposal for the approval of the amendment to Article IV of the Company’s Restated Certificate of Incorporation to increase the authorized shares of Common Stock of the Company was approved by a majority of the shareholders with 12,055,369 votes for the proposal, 2,003,384 votes against the proposal and 6,415 votes abstained.

The proposal for the approval of the amendment to Article IV of the Company’s Restated Certificate of Incorporation to increase the authorized shares of Preferred Stock of the Company was not approved by a majority of the shareholders with 10,176,219 votes against the proposal,  2,869,589 votes for the proposal, 42,815 votes abstained and 976,545 broker non-votes.

Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K

(a)

Exhibits

The exhibits listed on the Exhibit Index are furnished as part of this quarterly report on Form 10-Q.

(b)

Form 8-K

The Company’s Form 8–K filed with the Securities and Exchange Commission on June 24, 2003 disclosed an increase in its retained liability for each individual commercial trucking claim from up to $5,000,000 per occurrence to up to $10,000,000 per occurrence.

The Company’s Form 8-K filed with the Securities and Exchange Commission on April 17, 2003 contained the Company’s first quarter 2003 earnings release.

EXHIBIT INDEX

Registrant's Commission File No.: 0-21238

Exhibit No.            Description

--------------            ---------------

   (3)                        Articles of Incorporation and Bylaws:

                3.1*         Amended and Restated Certificate of Incorporation of the Company dated May 29, 2003.

  (10)                       Material Contracts:

              10.1*         Directors Stock Compensation Plan, dated May 15, 2003

  (11)                       Statement re: Computation of Per Share Earnings:

11.1 **

Landstar System, Inc. and Subsidiary Calculation of Earnings Per Common Share for the Twenty Six and Thirteen Weeks Ended June 28, 2003 and June 29, 2002.

11.2 **

Landstar System, Inc. and Subsidiary Calculation of Diluted Earnings Per Share for the Twenty Six and Thirteen Weeks Ended June 28, 2003 and June 29, 2002.

  (31)                       Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002:

31.1 *

Chief Executive Officer certification, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *

Chief Financial Officer certification, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

  (32)                        Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002:

32.1 **

Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 **

Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith

** Furnished herewith

SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LANDSTAR SYSTEM, INC.

Date: August 8, 2003	/s/ Jeffrey C. Crowe
Jeffrey C. Crowe
Chairman of the Board and
Chief Executive Officer

Date: August 8, 2003	/s/ Robert C. LaRose
Robert C. LaRose
Vice President, Chief Financial
Officer and Secretary