Form 10-Q
period 2003-09-27
LANDSTAR SYSTEM INC
filed 2003-11-04
CIK 853816

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

[  X  ]                     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                     September 27, 2003

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

Yes  (  X  )

No  (    )

The number of shares of the registrant's Common Stock, par value $0.01 per share, outstanding as of the close of business on October 24, 2003 was 14,913,833, not adjusted for the two-for-one stock split announced October 16, 2003.

PART I

FINANCIAL INFORMATION

Index

Item 1

Consolidated Balance Sheets as of September 27, 2003 and December 28, 2002	Page 3

Consolidated Statements of Income for the Thirty Nine and Thirteen Weeks	Page 4
Ended September 27, 2003 and September 28, 2002

Consolidated Statements of Cash Flows for the Thirty Nine Weeks Ended September 27,	Page 5
2003 and September 28, 2002

Consolidated Statement of Changes in Shareholders' Equity for the Thirty Nine	Page 6
Weeks Ended September 27, 2003

Notes to Consolidated Financial Statements	Page 7

Item 2

Management's Discussion and Analysis of Financial Condition and Results of	Page 11
Operations

Item 3

Quantitative and Qualitative Disclosures About Market Risk	Page 17

Item 4

Controls and Procedures	Page 17

Item 1.  Financial Statements

The interim consolidated financial statements contained herein reflect all adjustments (all of a normal, recurring nature) which, in the opinion of management, are necessary for a fair statement of the financial condition, results of operations, cash flows and changes in shareholders' equity for the periods presented. They have been prepared in accordance with Rule 10-01 of Regulation S-X and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the thirty nine weeks ended September 27, 2003 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 27, 2003.

These interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's 2002 Annual Report on Form 10-K.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

(Unaudited)

	Sept. 27,	Dec. 28,
	2003	2002
ASSETS
Current Assets
Cash and cash equivalents	$ 34,565	$ 65,447
Short-term investments	29,139	3,130
Trade accounts receivable, less allowance of $3,120 and $3,953	201,747	190,052
Other receivables, including advances to independent
contractors, less allowance of $5,782 and $5,331	11,850	12,640
Prepaid expenses and other current assets	9,326	3,338
Total current assets	286,627	274,607
Operating property, less accumulated depreciation and
amortization of $58,296 and $52,841	69,212	76,774
Goodwill	31,134	31,134
Other assets	17,864	18,233
Total assets	$ 404,837	$ 400,748
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Cash overdraft	$ 15,435	$ 16,545
Accounts payable	76,721	60,297
Current maturities of long-term debt	10,629	12,123
Insurance claims	26,878	24,419
Other current liabilities	39,749	40,593
Total current liabilities	169,412	153,977
Long-term debt, excluding current maturities	78,493	65,237
Insurance claims	26,874	25,276
Deferred income taxes	7,073	7,165
Shareholders’ Equity
Common stock, $0.01 par value, authorized 50,000,000 and 20,000,000
shares, issued 31,613,102 and 16,337,506 shares	316	163
Additional paid-in capital	14,356	2,609
Retained earnings	209,220	173,817
Cost of 1,809,930 and 554,879 shares of common stock in treasury	(100,150)	(26,306)
Notes receivable arising from exercise of stock options	(757)	(1,190)
Total shareholders’ equity	122,985	149,093
Total liabilities and shareholders’ equity	$ 404,837	$ 400,748
See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share amounts)

(Unaudited)

	Thirty Nine Weeks Ended		Thirteen Weeks Ended
	Sept. 27,	Sept. 28,	Sept. 27,	Sept. 28,
	2003	2002	2003	2002

Revenue	$ 1,162,574	$ 1,112,569	$ 406,772	$ 385,660
Investment income	960	1,552	337	474

Costs and expenses:
Purchased transportation	862,371	822,193	300,907	285,771
Commissions to agents	91,224	87,550	32,601	30,645
Other operating costs	27,571	26,274	9,731	8,460
Insurance and claims	32,187	32,672	10,026	8,288
Selling, general and administrative	81,004	77,421	30,668	26,698
Depreciation and amortization	9,558	8,521	3,213	2,821
Total costs and expenses	1,103,915	1,054,631	387,146	362,683

Operating income	59,619	59,490	19,963	23,451
Interest and debt expense	2,400	3,518	856	966

Income before income taxes	57,219	55,972	19,107	22,485
Income taxes	21,667	21,269	7,280	8,544

Net income	$ 35,552	$ 34,703	$ 11,827	$ 13,941

Earnings per common share (1)	$ 1.15	$ 1.07	$ 0.39	$ 0.43

Diluted earnings per share (1)	$ 1.10	$ 1.03	$ 0.38	$ 0.41

Average number of shares outstanding:
Earnings per common share (1)	31,002,000	32,446,000	30,155,000	32,449,000

Diluted earnings per share (1)	32,193,000	33,693,000	31,287,000	33,752,000

(1) All earnings per share amounts and average number of shares outstanding have been restated to give retroactive effect to a two-for-one stock split effected in the form of a 100% stock dividend declared October 15, 2003.
See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Thirty Nine Weeks Ended
	Sept. 27,	Sept. 28,
	2003	2002
OPERATING ACTIVITIES
Net income	$ 35,552	$ 34,703
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of operating property	9,558	8,521
Non-cash interest charges	204	205
Provisions for losses on trade and other accounts receivable	3,789	6,084
Losses on sales and disposals of operating property	184	34
Director compensation paid in common stock	85
Deferred income taxes, net	(92)	1,616
Changes in operating assets and liabilities:
Increase in trade and other accounts receivable	(14,694)	(26,092)
Increase in prepaid expenses and other assets	(4,182)	(634)
Increase in accounts payable	16,424	14,428
Increase in other liabilities	2,527	9,507
Increase in insurance claims	4,057	4,613
NET CASH PROVIDED BY OPERATING ACTIVITIES	53,412	52,985
INVESTING ACTIVITIES
Net change in other short-term investments	(27,327)
Maturities of long-term investments	4,219	2,500
Purchases of long-term investments	(4,542)	(8,281)
Purchases of operating property	(3,258)	(2,649)
Proceeds from sales of operating property	1,078	294
NET CASH USED BY INVESTING ACTIVITIES	(29,830)	(8,136)
FINANCING ACTIVITIES
Increase (decrease) in cash overdraft	(1,110)	3,321
Proceeds from repayment of notes receivable arising from exercises of stock options	433	1,523
Proceeds from exercises of stock options	8,295	4,721
Borrowings on revolving credit facility	33,000
Purchases of common stock	(73,844)	(5,435)
Principal payments on long-term debt and capital lease obligations	(21,238)	(31,919)
NET CASH USED BY FINANCING ACTIVITIES	(54,464)	(27,789)
Increase (decrease) in cash and cash equivalents	(30,882)	17,060
Cash and cash equivalents at beginning of period	65,447	47,886
Cash and cash equivalents at end of period	$ 34,565	$ 64,946
See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

Thirty Nine Weeks Ended September 27, 2003

(Dollars in thousands)

(Unaudited)

							Notes
							Receivable
							Arising
							from
			Add’l		Treasury Stock		Exercises
	Common Stock		Paid-In	Retained	at Cost		of Stock
	Shares	Amount	Capital	Earnings	Shares	Amount	Options	Total

Balance December 28, 2002	16,337,506	$163	$ 2,609	$173,817	554,879	$(26,306)	$(1,190)	$149,093

Net income				35,552				35,552

Purchases of common stock					1,255,051	(73,844)		(73,844)

Exercises of stock options and
related income tax benefit	360,263	4	11,662					11,666

Director compensation paid
in common stock	1,500		85					85

Repayment of notes receivable
arising from exercises of
stock options							433	433

Stock split effected in the form
of a 100% stock dividend	14,913,833	149		(149)

Balance September 27, 2003	31,613,102	$316	$14,356	$209,220	1,809,930	$(100,150)	$ (757)	$122,985

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

(1)               Stock Split

On October 16, 2003, Landstar announced that its Board of Directors had declared a two-for-one stock-split of its common stock to be effected in the form of a 100% stock dividend. Stockholders of record on November 3, 2003 will receive one additional share of common stock for each share held. The additional shares will be distributed on or about November 13, 2003.  Unless otherwise indicated, all share and per share amounts have been restated to give retroactive effect to this stock-split.

(2)               Litigation Settlement Agreement

On September 20, 2001, a suit was filed entitled Gulf Bridge RoRo, Inc. v. Landstar System, Inc., Landstar Logistics, Inc. and Ford Motor Co., Inc. in Federal District Court in Mobile, Alabama. The complaint alleged breach of contract, fraud and tortious interference with contractual business relationships against Landstar System, Inc. and Landstar Logistics, Inc. arising out of a contract between Landstar Logistics, Inc. and the plaintiff involving a trans-Gulf of Mexico roll-on/roll-off shipping venture developed by the plaintiff.  The suit made claim for $25,000,000 for damages for breach of contract and $50,000,000 punitive and other damages related to the fraud and tortious interference claims. Landstar System, Inc. and all of its subsidiaries (“Landstar”) deny all claims made by the plaintiff.  In order to avoid the cost of protracted litigation, on September 9, 2003 Landstar entered into a comprehensive settlement agreement with the plaintiffs and the Company’s insurance carrier with respect to all claims asserted with this lawsuit. The total cost incurred, net of insurance recoveries, by Landstar to defend and settle this suit during the 2003 thirty-nine week period was approximately $4,150,000, approximately $3,180,000 of which was incurred in the thirteen-week period ended September 27, 2003. The settlement component, net of insurance recoveries, was $2,700,000. Net of related income tax benefits these costs reduced Landstar’s net income for the thirty-nine and thirteen-week periods ended September 27, 2003 by approximately $2,650,000, or $.09 per common share ($.08 per diluted share) and $2,030,000, or $.07 per common share ($.06 per diluted share), respectively.

(3)               Income Taxes

The provisions for income taxes for the 2003 and 2002 thirty-nine-week and thirteen-week periods were based on estimated full year combined effective income tax rates of approximately 38.0%, which are higher than the statutory federal income tax rate primarily as a result of state income taxes and the meals and entertainment exclusion.

(4)               Earnings Per Share

Earnings per common share amounts are based on the weighted average number of common shares outstanding and diluted earnings per share amounts are based on the weighted average number of common shares outstanding plus the incremental shares that would have been outstanding upon the assumed exercise of all dilutive stock options.

The following table provides a reconciliation of the number of average common shares outstanding used to calculate earnings per share to the number of common shares and common share equivalents outstanding used in calculating diluted earnings per share (in thousands):

	Thirty Nine Weeks Ended		Thirteen Weeks Ended
	Sept. 27,	Sept. 28,	Sept. 27,	Sept. 28,
	2003	2002	2003	2002

Average number of common shares outstanding	31,002	32,446	30,155	32,449

Incremental shares from
assumed exercise of stock options	1,191	1,247	1,132	1,303

Average number of common shares
and common share equivalents outstanding	32,193	33,693	31,287	33,752

For the thirty-nine-week period ended September 27, 2003, there were 2,000 options outstanding to purchase shares of common stock excluded from the calculation of diluted earnings per share because they were antidilutive. No such antidilutive options were outstanding for the thirteen-week period ended September 27, 2003. For both the thirty-nine and thirteen-week periods ended September 28, 2002, there were 36,000 options outstanding to purchase shares of common stock excluded from the calculation of diluted earnings per share because they were antidilutive. All earnings per share amounts have been restated to give retroactive effect to the two-for-one stock split declared October 15, 2003.

(5)               Cash and Cash Equivalents

Included in cash and cash equivalents are all investments, except those provided for collateral, with an original maturity of 3 months or less.  There are $24,822,000 and $55,672,000 of cash equivalents reported in cash and cash equivalents at September 27, 2003 and December 28, 2002, respectively.

(6)               Investments

Included in short-term investments at September 27, 2003 are $27,327,000 of Signature Insurance Company’s cash equivalents.  These cash equivalents combined with $11,115,000 of Signature’s other investments, $9,303,000 of which are included in other assets, provided collateral for $37,330,000 of letters of credit issued to guarantee payment of insurance claims.  Investment income represents the earnings on the insurance segment’s assets.

(7)               Additional Cash Flow Information

During the 2003 period, Landstar paid income taxes and interest of $15,288,000 and $2,593,000, respectively. During the 2002 period, Landstar paid income taxes and interest of $16,638,000 and $3,303,000, respectively, and acquired operating property by entering into capital leases in the amount of $2,668,000.

 (8)               Segment Information

The following tables summarize information about Landstar’s reportable business segments as of and for the thirty nine and thirteen weeks ended September 27, 2003 and September 28, 2002 (in thousands):

Thirty Nine Weeks Ended September 27, 2003
	Carrier	Multimodal	Insurance	Other	Total

External revenue	$901,041	$240,551	$20,982		$1,162,574
Investment income			960		960
Internal revenue	14,852	2,418	25,277		42,547
Operating income	66,398	2,756	17,830	$(27,365)	59,619
Goodwill	20,496	10,638			31,134

Thirty Nine Weeks Ended September 28, 2002
	Carrier	Multimodal	Insurance	Other	Total

External revenue	$ 878,836	$213,018	$20,715		$1,112,569
Investment income			1,552		1,552
Internal revenue	17,899	1,849	22,667		42,415
Operating income	63,912	5,007	15,867	$(25,296)	59,490
Goodwill	20,496	10,638			31,134

Thirteen Weeks Ended September 27, 2003
	Carrier	Multimodal	Insurance	Other	Total

External revenue	$307,755	$91,911	$7,106		$406,772
Investment income			337		337
Internal revenue	5,823	912	7,164		13,899
Operating income	23,542	(235)	6,769	$(10,113)	19,963

Thirteen Weeks Ended September 28, 2002
	Carrier	Multimodal	Insurance	Other	Total

External revenue	$ 298,872	$79,959	$6,829		$385,660
Investment income			474		474
Internal revenue	6,394	689	7,194		14,277
Operating income	22,453	2,222	8,307	$(9,531)	23,451

(9)               Stock-Based Compensation

The Company has two employee stock option plans and one stock option plan for members of its Board of Directors (the “Plans”). The Company accounts for stock options issued under the Plans pursuant to the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. No stock-based employee compensation is reflected in net income from the Plans as all options granted under the Plans had an exercise price equal to the fair market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share from the Plans, as if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation:

	Thirty Nine Weeks Ended		Thirteen Weeks Ended
	Sept. 27,	Sept. 28,	Sept. 27,	Sept. 28,
	2003	2002	2003	2002

Net income, as reported	$ 35,552	$ 34,703	$ 11,827	$ 13,941
Deduct:
Total stock-based employee
compensation expense
determined under the fair
value based method for
all awards, net of related
income tax benefits	(2,528)	(2,315)	(858)	(786)
Pro forma net income	$ 33,024	$ 32,388	$ 10,969	$ 13,155

Earnings per common share:
As reported	$ 1.15	$ 1.07	$ 0.39	$ 0.43
Pro forma	$ 1.07	$ 1.00	$ 0.36	$ 0.41

Diluted earnings per share:
As reported	$ 1.10	$ 1.03	$ 0.38	$ 0.41
Pro forma	$ 1.05	$ 0.98	$ 0.36	$ 0.40

On May 15, 2003, the shareholders of the Company voted for the proposal to implement a new Directors’ Stock Compensation Plan. Under this new plan, all independent Directors who are elected or re-elected to the Board will receive 3,000 shares of common stock of the Company, subject to certain restrictions including restrictions on transfer. During the second quarter of 2003, 1,500 shares, before giving effect to the stock-split, of the Company’s common stock were issued to a member of the Board of Directors upon his re-election at the 2003 annual shareholders’ meeting. During the second quarter of 2003, the Company reported $85,000 in compensation expense representing the fair market value of this share award.

 (10)               Commitments and Contingencies

At September 27, 2003, in addition to the $37,330,000 of letters of credit secured by investments, Landstar had $9,080,000 of letters of credit outstanding under the Company’s revolving credit facility.

On November 1, 2002, the Owner Operator Independent Drivers Association, Inc. (“OOIDA”) and six individual Independent Contractors filed a putative class action suit in the Federal District Court in Jacksonville, Florida, against the Company. The suit alleges that certain aspects of Landstar’s motor carrier leases with owner operators violate the federal leasing regulations. OOIDA seeks injunctive relief, an unspecified amount of damages and attorney’s fees. On December 16, 2002, the Company filed a Motion to Dismiss and, with respect to all of the leases that contain arbitration clauses, a Motion to Stay and Compel Arbitration. On September 30, 2003, the Federal District Court issued an Order denying Landstar’s Motion to Stay and Compel Arbitration. Landstar has filed a notice of appeal with respect to this decision as well as a Motion to Stay with respect to the proceedings in the Federal District Court pending resolution of this appeal. The Federal District Court has yet to issue a ruling on Landstar’s Motion to Dismiss. Due to a number of factors, including the lack of specificity in the plaintiff’s complaint, the early stage of this litigation and the lack of litigated final judgments in a number of similar pending cases or otherwise applicable precedent, Landstar does not believe it is in a position to conclude whether or not there is a reasonable possibility of an adverse outcome in this case, or what damages, if any, the plaintiffs would be awarded should they prevail on all or any part of their claims. However, Landstar believes it has meritorious defenses to this litigation and intends to continue defending it vigorously. Landstar also believes that it treats its Independent Contractors fairly and in a manner which reflects the important role they play in the Company’s operations.

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

The carrier segment consists of Landstar Ranger, Inc., Landstar Inway, Inc., Landstar Ligon, Inc. and Landstar Gemini, Inc. The carrier segment primarily provides truckload transportation for a wide range of general commodities over irregular routes with its fleet of dry and specialty vans and unsided trailers, including flatbed, drop deck and specialty. It also provides short-to-long haul movement of containers. The carrier segment markets its services primarily through independent commission sales agents and utilizes independent contractors who provide truck capacity to the Company under exclusive lease arrangements (the “Independent Contractors”) and other third party truck capacity providers (truck brokerage carriers). Historically, the Company’s carrier segment has primarily relied on capacity provided by Independent Contractors. Pursuant to a plan to augment its available capacity and increase its revenue, the Company has been increasing the carrier segment’s use of capacity provided by other third party truck capacity providers. A significant decrease in available capacity provided by either the Company’s Independent Contractors or other third party truck capacity providers could have a material adverse effect on Landstar, including its results of operations and revenue. The nature of the carrier segment’s business is such that a significant portion of its operating costs varies directly with revenue.

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

All historical share-related financial information presented herein has been restated to reflect a two-for-one stock split effected in the form of a 100% stock dividend to be distributed on or about November 13, 2003 to stockholders of record on November 3, 2003.

The following table sets forth the percentage relationships of income and expense items to revenue for the periods indicated:

	Thirty Nine Weeks Ended		Thirteen Weeks Ended
	Sept. 27,	Sept. 28,	Sept. 27,	Sept. 28,
	2003	2002	2003	2002

Revenue	100.0%	100.0%	100.0%	100.0%
Investment income	0.1	0.1	0.1	0.1
Costs and expenses:
Purchased transportation	74.2	73.9	74.0	74.1
Commissions to agents	7.8	7.9	8.0	7.9
Other operating costs	2.4	2.4	2.4	2.2
Insurance and claims	2.8	2.9	2.5	2.2
Selling, general and administrative	7.0	6.9	7.5	6.9
Depreciation and amortization	0.8	0.8	0.8	0.7
Total costs and expenses	95.0	94.8	95.2	94.0
Operating income	5.1	5.3	4.9	6.1
Interest and debt expense	0.2	0.3	0.2	0.3

Income before income taxes	4.9	5.0	4.7	5.8
Income taxes	1.8	1.9	1.8	2.2
Net income	3.1%	3.1%	2.9%	3.6%

THIRTY NINE WEEKS ENDED SEPTEMBER 27, 2003 COMPARED TO THIRTY NINE WEEKS ENDED SEPTEMBER 28, 2002

Revenue for the 2003 thirty-nine-week period was $1,162,574,000, an increase of $50,005,000, or 4.5%, over the 2002 thirty-nine-week period. The increase was attributable to increased revenue of $22,205,000, $27,533,000 and $267,000 at the carrier, multimodal and insurance segments, respectively. Overall, revenue miles (volume) increased approximately 4%. Revenue per revenue mile (price) increased approximately 1%, while revenue per load increased approximately 7%. Investment income at the insurance segment was $960,000 and $1,552,000 in the 2003 and 2002 periods, respectively.  The decrease in investment income was primarily due to a reduced rate of return, attributable to the decline in interest rates, on investments held by the insurance segment and a reduction in the amount of assets held for investment purposes as a portion of the assets were used to fund purchases of the Company’s common stock.

Purchased transportation was 74.2% and 73.9% of revenue in 2003 and 2002, respectively. The increase in purchased transportation as a percentage of revenue was primarily due to increased truck brokerage revenue and increased rail intermodal revenue, both of which tend to have a higher cost of purchased transportation, and increased rates charged by other third party truck capacity providers at the multimodal segment. Commissions to agents were 7.8% of revenue in 2003 and 7.9% of revenue in 2002. The decrease in commissions to agents as a percentage of revenue was primarily due to a decrease in gross profit, revenue less the cost of purchased transportation, at the multimodal segment. Other operating costs were 2.4% of revenue in both 2003 and 2002. Insurance and claims were 2.8% of revenue in 2003 compared with 2.9% of revenue in 2002. The decrease in insurance and claims as a percentage of revenue was primarily attributable to one severe accident that occurred in June 2002, partially offset by the increased cost of insurance above the Company’s self insured retention levels (premium cost). Selling, general and administrative costs were 7.0% of revenue in 2003 compared with 6.9% of revenue in 2002. Included in selling, general and administrative costs in the 2003 period was $4,150,000 of costs to defend and settle the Gulf Bridge RoRo, Inc. litigation. Excluding these costs, selling, general and administrative costs were 6.6% of revenue in 2003. The decrease in selling, general and administrative costs as a percentage of revenue, excluding the costs of the Gulf Bridge RoRo, Inc. litigation, was primarily due to a decreased provision for bonuses under the Company’s incentive compensation plans, decreased communications costs and a decreased provision for customer bad debt, primarily attributable to the improving economic environment. Depreciation and amortization was 0.8% of revenue in both 2003 and 2002.

Interest and debt expense was 0.2% and 0.3% of revenue in 2003 and 2002, respectively. This decrease was primarily attributable to the effect of lower interest rates and decreased average borrowings under the senior credit facility.

The provisions for income taxes for the 2003 and 2002 thirty-nine-week periods were based on estimated full year combined effective income tax rates of approximately 38.0%, which are higher than the statutory federal income tax rate primarily as a result of state income taxes and the meals and entertainment exclusion.

Net income was $35,552,000, or $1.15 per common share ($1.10 per diluted share), in the 2003 period compared with $34,703,000, or $1.07 per common share ($1.03 per diluted share), in the 2002 period. After deducting related income tax benefits of $1,500,000, the cost of the Gulf Bridge RoRo, Inc. litigation reduced net income by $2,650,000, or $.09 per common share ($.08 per diluted share), in the 2003 thirty-nine-week period. Excluding the costs of the Gulf Bridge RoRo, Inc. litigation, net income would have been $38,202,000, or $1.23 per common share ($1.19 per diluted share).

THIRTEEN WEEKS ENDED SEPTEMBER 27, 2003 COMPARED TO THIRTEEN WEEKS ENDED SEPTEMBER 28, 2002

Revenue for the 2003 thirteen-week period was $406,772,000, an increase of $21,112,000, or 5.5%, compared to the 2002 thirteen-week period. The increase was attributable to increased revenue of $8,883,000, $11,952,000 and $277,000 at the carrier, multimodal and insurance segments, respectively. Overall, revenue miles increased approximately 5%. Revenue per revenue mile increased approximately 1%, while revenue per load increased approximately 8%. Investment income at the insurance segment was $337,000 and $474,000 in the 2003 and 2002 periods, respectively.  The decrease in investment income was primarily due to a reduced rate of return, attributable to the decline in interest rates, on investments held by the insurance segment.

Purchased transportation was 74.0% and 74.1% of revenue in 2003 and 2002, respectively. The decrease in purchased transportation as a percentage of revenue was primarily due to increased use of Company-provided trailing equipment and reduced rail intermodal rates, partially offset by increased truck brokerage revenue, which tends to have a higher cost of purchased transportation. Commissions to agents were 8.0% of revenue in 2003 and 7.9% of revenue in 2002. The increase in commissions to agents as a percentage of revenue was primarily due to freight mix at the carrier segment and an increase in the percentage of revenue contributed by the multimodal segment. Other operating costs were 2.4% of revenue in 2003 and 2.2% of revenue in 2002. The increase in other operating costs as a percentage of revenue was primarily due to increased maintenance costs for trailing equipment, partially offset by a decreased provision for Independent Contractor bad debt, as a result of reduced turnover. Insurance and claims were 2.5% of revenue in 2003 compared with 2.2% of revenue in 2002. The increase in insurance and claims as a percentage of revenue was primarily attributable to the increased cost of insurance above the Company’s self insured retention levels (premium cost) and an increase in the average severity of commercial trucking claims. Selling, general and administrative costs were 7.5% of revenue in 2003 compared with 6.9% of revenue in 2002. Included in selling, general and administrative costs in the 2003 period was $3,180,000 of costs to defend and settle the Gulf Bridge RoRo, Inc. litigation. Excluding these costs, selling, general and administrative costs were 6.8% of revenue in the 2003 period. The decrease in selling, general and administrative costs as a percentage of revenue, excluding the costs of the Gulf Bridge RoRo, Inc. litigation, was primarily due to a decreased provision for customer bad debt, attributable to the improving economic environment, partially offset by an increased provision for bonuses under the Company’s incentive compensation plans. Depreciation and amortization was 0.8% of revenue in 2003 and 0.7% of revenue in 2002. The increase in depreciation and amortization as a percentage of revenue was primarily due to increased depreciation on trailing equipment.

Interest and debt expense was 0.2% and 0.3% of revenue in 2003 and 2002, respectively. This decrease was primarily attributable to the effect of lower interest rates.

The provisions for income taxes for the 2003 and 2002 thirteen-week periods were based on estimated full year combined effective income tax rates of approximately 38.0%, which are higher than the statutory federal income tax rate primarily as a result of state income taxes and the meals and entertainment exclusion.

Net income was $11,827,000, or $0.39 per common share ($0.38 per diluted share), in the 2003 period compared with $13,941,000, or $0.43 per common share ($0.41 per diluted share), in the 2002 period. After deducting related income tax benefits of $1,150,000, the cost of the Gulf Bridge RoRo, Inc. litigation reduced net income by $2,030,000, or $.07 per common share ($.06 per diluted share). Excluding the cost of the Gulf Bridge RoRo, Inc. litigation, net income would have been $13,857,000, or $0.46 per common share ($0.44 per diluted share).

USE OF NON-GAAP FINANCIAL MEASURES

In this quarterly report on Form 10-Q, Landstar provided the following non-GAAP financial measures: (1) earnings per common share before costs to defend and settle one lawsuit, (2) earnings per diluted share before costs to defend and settle one lawsuit and (3) net income excluding costs relating to the defense and settlement of this lawsuit. The non-GAAP financial information should be considered in addition to, and not as a substitute for, the corresponding GAAP financial information also presented in this Form 10-Q.

Management believes that it is appropriate to present this non-GAAP financial information for the following reasons: (1) the circumstances relating to this lawsuit are unusual and unique and thus are not likely to recur as a part of Landstar’s normal operations, (2) disclosure of the impact of these costs on earnings per common share, earnings per diluted share and net income will allow investors to better understand the underlying trends in Landstar’s financial condition and results of operations, (3) this information will facilitate comparisons by investors of Landstar’s results as compared to the results of peer companies and (4) management considers this non-GAAP financial information in its decision making.

CAPITAL RESOURCES AND LIQUIDITY

Shareholders' equity decreased to $122,985,000 at September 27, 2003, from $149,093,000 at December 28, 2002, as a result of the purchase of 1,255,051 shares of the Company’s common stock at a total cost of $73,844,000, partially offset by net income for the period, exercises of stock options and the repayment of notes receivable arising from the exercises of stock options. Shareholders' equity was 58% and 66% of total capitalization at September 27, 2003 and December 28, 2002, respectively.  As of September 27, 2003, the Company may purchase an additional 380,140 shares, adjusted for the two-for-one stock split, of its common stock under its authorized stock purchase program.

Working capital and the ratio of current assets to current liabilities were $117,215,000 and 1.69 to 1, respectively, at September 27, 2003, compared with $120,630,000 and 1.78 to 1, respectively, at December 28, 2002. Landstar has historically operated with current ratios within the range of 1.5 to 1 to 2.0 to 1. Cash provided by operating activities was $53,412,000 in the 2003 thirty-nine-week period compared with $52,985,000 in the 2002 thirty-nine-week period. The increase in cash flow provided by operating activities was primarily attributable to timing of accounts receivable collections. During the 2003 period, Landstar purchased $3,258,000 of operating property. Landstar anticipates it will acquire approximately $4,000,000 of operating property during the remainder of fiscal year 2003 either by purchase or lease financing. In the third quarter of 2003, the Company obtained approximately $11,000,000 of trailing equipment under an operating lease. The Company anticipates obtaining an additional $7,000,000 of trailing equipment under this operating lease during the remainder of 2003.

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

On November 1, 2002, the Owner Operator Independent Drivers Association, Inc. (“OOIDA”) and six individual Independent Contractors filed a putative class action suit in the Federal District Court in Jacksonville, Florida, against the Company. The suit alleges that certain aspects of Landstar’s motor carrier leases with owner operators violate the federal leasing regulations. OOIDA seeks injunctive relief, an unspecified amount of damages and attorney’s fees. On December 16, 2002, the Company filed a Motion to Dismiss and, with respect to all of the leases that contain arbitration clauses, a Motion to Stay and Compel Arbitration. On September 30, 2003, the Federal District Court issued an Order denying Landstar’s Motion to Stay and Compel Arbitration. Landstar has filed a notice of appeal with respect to this decision as well as a Motion to Stay with respect to the proceedings in the Federal District Court pending resolution of this appeal. The Federal District Court has yet to issue a ruling on Landstar’s Motion to Dismiss. Due to a number of factors, including the lack of specificity in the plaintiff’s complaint, the early stage of this litigation and the lack of litigated final judgments in a number of similar pending cases or otherwise applicable precedent, Landstar does not believe it is in a position to conclude whether or not there is a reasonable possibility of an adverse outcome in this case, or what damages, if any, the plaintiffs would be awarded should they prevail on all or any part of their claims. However, Landstar believes it has meritorious defenses to this litigation and intends to continue defending it vigorously. Landstar also believes that it treats its Independent Contractors fairly and in a manner which reflects the important role they play in the Company’s operations.

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

SIGNIFICANT ACCOUNTING POLICIES AND ESTIMATES

The allowance for doubtful accounts for both trade and other receivables represents management’s estimate of the amount of outstanding receivables that will not be collected. During fiscal years ended 2002 and 2001, the Company experienced abnormally high levels of bad debt expense. Management believes this resulted from the difficult economic environment experienced by the Company’s customers and Independent Contractors. Although management believes the amount of the allowance for both trade and other receivables at September 27, 2003 is appropriate, a prolonged period of low or no economic growth may adversely affect the collection of these receivables. Correspondingly, a more robust economic environment may result in the realization of some portion of the estimated uncollectible receivables.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to changes in interest rates as a result of its financial activities, primarily its borrowings on the revolving credit facility, and investing activities with respect to investments held by the insurance segment.

The Company maintains a credit agreement with a syndicate of banks and JPMorgan Chase Bank, as the administrative agent, (the “Third Amended and Restated Credit Agreement”) that provides $175,000,000 of borrowing capacity in the form of a revolving credit facility, $50,000,000 of which may be utilized in the form of letter of credit guarantees. Borrowings under the Third Amended and Restated Credit Agreement bear interest at rates equal to, at the option of Landstar, either (i) the greatest of (a) the prime rate as publicly announced from time to time  by JPMorgan Chase Bank, (b) the three month CD rate adjusted for statutory reserves and FDIC assessment costs plus 1% and (c) the federal funds effective rate plus 1/2%, or, (ii) the rate at the time offered to JPMorgan Chase Bank in the Eurodollar market for amounts and periods comparable to the relevant loan plus a margin that is determined based on the level of the Company’s Leverage Ratio, as defined in the Third Amended and Restated Credit Agreement. Assuming that debt levels on the Third Amended and Restated Credit Agreement remain at $65,000,000, the balance at September 27, 2003, a hypothetical increase of 100 basis points in current rates provided for under the Third Amended and Restated Credit Agreement is estimated to result in an increase in interest expense of $650,000 on an annualized basis.

Long-term investments, all of which are intended to be held to maturity, consist of investment grade bonds having maturities of up to five years. Assuming that the long-term portion of investments in bonds remains at $9,303,000, the balance at September 27, 2003, a hypothetical increase or decrease in interest rates of 100 basis points would not have a material impact on future earnings on an annualized basis. Short-term investments consist of short-term investment grade instruments and the current maturities of investment grade bonds. Accordingly, any future interest rate risk on these short-term investments would not be material.

Item 4. Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to the date of such evaluation, there were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls.

PART II

OTHER INFORMATION

Item 1.  Legal Proceedings

On September 20, 2001, a suit was filed entitled Gulf Bridge RoRo, Inc. v. Landstar System, Inc., Landstar Logistics, Inc. and Ford Motor Co., Inc. in Federal District Court in Mobile, Alabama.  The complaint alleged breach of contract, fraud and tortious interference with contractual business relationships against Landstar System, Inc. and Landstar Logistics, Inc. arising out of a contract between Landstar Logistics, Inc. and the plaintiff involving a trans-Gulf of Mexico roll-on/roll-off shipping venture developed by the plaintiff.  The suit made claim for $25,000,000 for damages for breach of contract and $50,000,000 punitive and other damages related to the fraud and tortious interference claims.  Landstar System, Inc. and all of its subsidiaries (“Landstar”) deny all claims made by the plaintiff.  In order to avoid the cost of protracted litigation, on September 9, 2003 Landstar entered into a comprehensive settlement agreement with the plaintiffs and the Company’s insurance carrier with respect to all claims asserted with this lawsuit.  The total cost incurred, net of insurance recoveries, by Landstar to defend and settle this suit during the 2003 fiscal year was approximately $4,150,000, approximately $3,180,000 of which was incurred in the thirteen-week period ended September 27, 2003. The settlement component, net of insurance recoveries, was $2,700,000.  Net of related income tax benefits these costs reduced Landstar’s net income for the thirteen and thirty-nine-week periods ended September 27, 2003 by approximately $2,030,000 and $2,650,000, respectively.

On November 1, 2002, the Owner Operator Independent Drivers Association, Inc. (“OOIDA”) and six individual Independent Contractors filed a putative class action suit in the Federal District Court in Jacksonville, Florida, against the Company. The suit alleges that certain aspects of Landstar’s motor carrier leases with owner operators violate the federal leasing regulations. OOIDA seeks injunctive relief, an unspecified amount of damages and attorney’s fees. On December 16, 2002, the Company filed a Motion to Dismiss and, with respect to all of the leases that contain arbitration clauses, a Motion to Stay and Compel Arbitration. On September 30, 2003, the Federal District Court issued an Order denying Landstar’s Motion to Stay and Compel Arbitration. Landstar has filed a notice of appeal with respect to this decision as well as a Motion to Stay with respect to the proceedings in the Federal District Court pending resolution of this appeal. The Federal District Court has yet to issue a ruling on Landstar’s Motion to Dismiss. Due to a number of factors, including the lack of specificity in the plaintiff’s complaint, the early stage of this litigation and the lack of litigated final judgments in a number of similar pending cases or otherwise applicable precedent, Landstar does not believe it is in a position to conclude whether or not there is a reasonable possibility of an adverse outcome in this case, or what damages, if any, the plaintiffs would be awarded should they prevail on all or any part of their claims. However, Landstar believes it has meritorious defenses to this litigation and intends to continue defending it vigorously. Landstar also believes that it treats its Independent Contractors fairly and in a manner which reflects the important role they play in the Company’s operations.

The Company is routinely a party to litigation incidental to its business, primarily involving claims for personal injury and property damage incurred in the transportation of freight. The Company maintains insurance which covers liability amounts in excess of retained liabilities from personal injury and property damages claims.

Item 2.  Changes in Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K

(a)

Exhibits

The exhibits listed on the Exhibit Index are furnished as part of this quarterly report on Form 10-Q.

(b)

Form 8-K

The Company’s Form 8-K filed with the Securities and Exchange Commission on July 17, 2003 furnished the Company’s second quarter 2003 earnings release.

The Company’s Form 8-K filed with the Securities and Exchange Commission on September 11, 2003 contained information regarding the settlement agreement with Gulf Bridge RoRo, Inc.

EXHIBIT INDEX

Registrant's Commission File No.: 0-21238

Exhibit No.            Description

--------------            ---------------

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

LANDSTAR SYSTEM, INC.

Date: November 3, 2003	/s/ Jeffrey C. Crowe
Jeffrey C. Crowe
Chairman of the Board and
Chief Executive Officer

Date: November 3, 2003	/s/ Robert C. LaRose
Robert C. LaRose
Vice President, Chief Financial
Officer and Secretary