Form 10-K
period 2003-12-27
LANDSTAR SYSTEM INC
filed 2004-03-04
CIK 853816

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 27, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 0-21238

Landstar System, Inc.
(Exact name of registrant as specified in its charter)

Delaware	06-1313069
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

13410 Sutton Park Drive South Jacksonville, Florida	32224 (Zip Code)
(Address of principal executive offices)
(904) 398-9400
(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

(Title of Class)
Common Stock, $0.01 Par Value

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑         No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes ☑         No ☐

     The aggregate market value of the voting stock held by non-affiliates of the registrant was $972,224,214 (based on the $32.045 per share closing price on June 27, 2003, the last business day of the Company’s second fiscal quarter, as reported by NASDAQ National Market System). In making this calculation, the registrant has assumed, without admitting for any purpose, that all directors and executive officers of the registrant, and no other person, are affiliates.

     The number of shares of the registrant’s common stock, par value $.01 per share (the “Common Stock”), outstanding as of the close of business on March 1, 2004 was 29,683,174.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the following document are incorporated by reference in this Form 10-K as indicated herein:

Part of 10-K
Document	Into Which Incorporated

Proxy Statement relating to Landstar System, Inc.’s Annual Meeting of Stockholders	Part III

LANDSTAR SYSTEM, INC.

2003 ANNUAL REPORT ON FORM 10-K

PART I

Item 1.	Business

General

      Landstar System, Inc. was incorporated in January 1991 under the laws of the State of Delaware and acquired all of the capital stock of its predecessor, Landstar System Holdings, Inc. (“LSHI”) on March 28, 1991. LSHI owns directly or indirectly all of the common stock of Landstar Ranger, Inc. (“Landstar Ranger”), Landstar Inway, Inc. (“Landstar Inway”), Landstar Ligon, Inc. (“Landstar Ligon”), Landstar Gemini, Inc. (“Landstar Gemini”), Landstar Carrier Services, Inc. (“Landstar Carrier Services”), Landstar Logistics, Inc. (“Landstar Logistics”), Landstar Express America, Inc. (“Landstar Express America”), Landstar Contractor Financing, Inc. (“LCFI”), Risk Management Claim Services, Inc. (“RMCS”) and Signature Insurance Company (“Signature”). Landstar Ranger, Landstar Inway, Landstar Ligon, Landstar Gemini, Landstar Carrier Services, Landstar Logistics and Landstar Express America are collectively herein referred to as Landstar’s “Operating Subsidiaries.” Landstar System, Inc., LSHI, LCFI, RMCS, Signature and the Operating Subsidiaries are collectively referred to herein as “Landstar” or the “Company,” unless the context otherwise requires. The Company’s principal executive offices are located at 13410 Sutton Park Drive South, Jacksonville, Florida 32224 and its telephone number is (904) 398-9400. The Company makes available free of charge through its website its annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission. The Company’s website is www.landstar.com.

Historical Background

      In March 1991, Landstar acquired LSHI in a buy-out organized by Kelso & Company, Inc. (“Kelso”). Investors in the acquisition included Kelso Investment Associates IV L.P. (“KIA IV”), an affiliate of Kelso, ABS MB Limited Partnership, an affiliate of DB Alex. Brown LLC (formerly known as Alex. Brown & Sons Incorporated), and certain management employees of Landstar and its subsidiaries. In March 1993, Landstar completed a recapitalization which consisted of three principal components: (i) an initial public offering of Common Stock, (ii) the retirement of all its outstanding 14% Senior Subordinated Notes, and (iii) the refinancing of the Company’s then existing senior debt facility with a senior bank credit agreement. In October 1993, the Company completed a secondary public offering. Immediately subsequent to the offering, KIA IV no longer owned any shares of Landstar Common Stock, and affiliates of DB Alex. Brown LLC retained approximately 1% of the Common Stock outstanding.

      On July 17, 2002, the Company declared a two-for-one stock split effected in the form of a 100% stock dividend distributed on August 12, 2002 to stockholders of record on August 2, 2002.

      On October 15, 2003, the Company declared a two-for-one stock split effected in the form of a 100% stock dividend distributed on November 13, 2003 to stockholders of record on November 3, 2003.

Description of Business

      Landstar is a non-asset based transportation services company, providing transportation capacity and related transportation services to shippers throughout the United States and, to a lesser extent, in Canada and between the United States, Canada and Mexico. These business services emphasize safety, information coordination and customer service and are delivered through a network of independent commission sales agents and third party capacity providers linked together by a series of technological applications which are provided and coordinated by the Company. The independent commission sales agents typically enter into non-exclusive contractual arrangements with Landstar and are responsible for locating freight, making that freight available to Landstar’s capacity providers and coordinating the transportation of the freight with customers and capacity providers. The third party capacity providers consist of independent contractors who provide truck capacity to the Company under exclusive lease arrangements (the “Independent Contractors”), unrelated trucking companies, air cargo carriers and railroads. Through this network of agents and capacity providers, Landstar operates a transportation services business throughout North America with revenue of approximately $1.6 billion during the most recently completed fiscal year.

      Landstar provides transportation services to a variety of industries, including iron and steel, automotive products, paper, lumber and building products, aluminum, chemicals, foodstuffs, heavy machinery, retail, ammunition and explosives, and military hardware. Landstar’s transportation services include a full array of truckload transportation utilizing a wide range of specialized equipment including dry vans of various sizes, flatbeds (including drop decks and light specialty trailers), temperature-controlled vans and containers and dedicated contract and logistics solutions, including freight optimization and less than truckload freight consolidations. Landstar also provides truck brokerage and expedited land and air delivery of time-critical freight.

      The Company has three reportable business segments. These are the carrier, multimodal and insurance segments. The financial information relating to the Company’s reportable business segments as of and for the fiscal years ending 2003, 2002 and 2001 is included in Footnote 12 of Item 8, “Financial Statements and Supplementary Data” of this Form 10-K.

      The carrier segment consists of Landstar Ranger, Landstar Inway, Landstar Ligon, Landstar Gemini and Landstar Carrier Services. The carrier segment provides truckload transportation for a wide range of general commodities primarily over irregular routes utilizing a fleet of dry and specialty vans and unsided trailers, including flatbed, drop deck and specialty. It also provides short-to-long haul movement of containers by truck, dedicated power-only truck capacity and truck brokerage. The carrier segment markets its services primarily through independent commission sales agents and utilizes tractors provided by Independent Contractors and other third party truck capacity providers (truck brokerage carriers).

      The nature of the carrier segment business is such that a significant portion of its operating costs varies directly with revenue. At December 27, 2003, the carrier segment operated a fleet of 8,202 tractors, provided by 7,267 Independent Contractors, and 14,260 trailers. Approximately 5,249 of the trailers available to the carrier segment are provided by Independent Contractors, 4,126 are leased by the Company at rental rates that vary with the revenue generated by the trailer, 3,774 are owned by the Company, 849 are under a long-term rental arrangement at a fixed rate, and 262 are rented on a short-term basis from trailer rental companies. In addition, the Company has over 15,000 qualified other third party truck capacity providers who provide additional tractor and trailer capacity. Over 9,000 of these qualified other third party truck capacity providers have moved at least one load of freight for the Company during the 180 day period immediately preceding December 27, 2003. The use of Independent Contractors and other third party capacity providers enables the carrier segment to utilize a large fleet of revenue equipment while minimizing capital investment and fixed costs, thereby enhancing return on investment. Independent Contractors who provide a tractor receive a percentage of the revenue generated for the freight hauled and a larger percentage of such revenue for providing both a tractor and a trailer. Other third party truck capacity providers are paid a negotiated rate for each load they haul. The carrier segment’s network of approximately 850 independent commission sales agents provide over 950 sales locations.

      The multimodal segment is comprised of Landstar Logistics and Landstar Express America. Transportation services provided by the multimodal segment include the arrangement of intermodal moves, contract logistics, truck brokerage and emergency and expedited ground and air freight. The multimodal segment markets its services through independent commission sales agents and utilizes capacity provided by Independent Contractors, other third party truck capacity providers, railroads and air cargo carriers. Multimodal independent commission sales agents generally receive a percentage of the gross profit from each load they generate. Independent Contractors who provide truck capacity to the multimodal segment are compensated based on a percentage of the revenue generated by the haul depending on the type and timing of the shipment. Other third party truck capacity providers, railroads and air cargo carriers are paid a negotiated rate for each load they haul, which in certain instances is based upon an annual contractual amount.

      The nature of the multimodal segment business is such that a significant portion of its operating costs also varies directly with revenue. At December 27, 2003, the multimodal segment operated a fleet of 371 trucks, provided by approximately 317 Independent Contractors. Multimodal segment Independent Contractors primarily provide cargo vans and straight trucks that are utilized for emergency and expedited freight services. The multimodal segment’s network of approximately 100 independent commission sales agents provide over 100 sales locations. Approximately 35% of the multimodal segment’s revenue is contributed by one independent commission sales agent who derives the majority of his revenue from 3 customers.

      The insurance segment is comprised of Signature, a wholly-owned offshore insurance subsidiary, and RMCS. The insurance segment provides risk and claims management services to Landstar’s Operating Subsidiaries. In addition, it reinsures certain property, casualty and occupational accident risks of certain Independent Contractors who have contracted to haul freight for Landstar and provides certain property and casualty insurance directly to Landstar’s Operating Subsidiaries.

      Landstar’s business strategy is to be a non-asset based provider of transportation capacity offering high quality, specialized transportation services to service sensitive customers. Landstar focuses on providing transportation services which emphasize customer service and information coordination among its independent commission sales agents, customers and capacity providers. Landstar intends to continue developing appropriate systems and technologies that offer integrated transportation solutions to meet the total transportation needs of its customers.

      Management believes that the Company’s overall size, geographic coverage, equipment and service capability offer the Company significant competitive marketing and operating advantages. These advantages allow the Company to meet the needs of even the largest shippers and thereby qualify it as a “core carrier.” Increasingly, the larger shippers are substantially reducing the number of authorized carriers in favor of a small number of core carriers whose size and diverse service capabilities enable these core carriers to satisfy most of the shippers’ transportation needs. Examples of national account customers include the U.S. Department of Defense and many of the companies included in the Fortune 500.

Factors Significant to the Company’s Operations

      Management believes the following factors are particularly significant to the Company’s operations:

     Agent Network

Management believes the Company has more independent commission sales agents than any other domestic truckload carrier. Landstar’s network of over 900 independent commission sales agent locations provides the Company with regular contact with its customers at the local level and the capability to be highly responsive to shippers’ changing needs. The agent network also enables Landstar to be responsive both in providing specialized equipment to both large and small shippers and in providing capacity on short notice from the Company’s large fleet. Through its agent network, the Company believes it offers smaller shippers a level of service comparable to that typically enjoyed only by larger customers. Examples of services that Landstar is able to make available through the agent network to smaller shippers include the ability to provide transportation services on short notice (often within hours from notification to time of pick-up), multiple pick-up and delivery points, electronic data interchange capability and access to specialized equipment. In addition, a number of the Company’s agents specialize in certain types of freight and transportation services (such as oversized or heavy loads). The typical Landstar agent maintains a relationship with a number of shippers and services these shippers by providing a base of operations for the Company’s Independent Contractors and other third party capacity providers. Independent commission sales agents in the carrier segment receive a commission generally between 5% and 8% of the revenue they generate if the load is hauled by an Independent Contractor and a contractually agreed upon percent of the revenue or the gross profit, defined as revenue less the cost of purchased transportation, from each load they generate if hauled by a third party trucking company. In certain cases, the carrier segment independent commission sales agents are paid volume-based incentives. Multimodal independent commission sales agents are typically paid a contractually agreed-upon percentage of the gross profit from each load they generate.

It is important to note that although the primary point of contact between Landstar and its shippers is through independent sales agents, each Operating Subsidiary contracts directly with the customers and assumes the credit risk and liability for freight losses or damages.

The carrier segment’s independent commission sales agents use the Company’s Landstar Electronic Administrative Dispatch System (LEADS) software program which enables its independent commission sales agents to enter available freight, dispatch capacity and process most administrative procedures and then communicate that information to Landstar and its capacity providers via the internet. The multimodal segment’s independent commission sales agents use other Landstar proprietary software to process customer shipments and communicate the necessary information to third party capacity providers and Landstar. The Company’s web-based available freight and truck information system provides a listing of available trucks to the Company’s independent commission sales agents.

The Operating Subsidiaries emphasize programs to support the agents’ operations and to establish pricing parameters. The carrier segment and multimodal segment hold regular regional agent meetings for their independent commission sales agents and Landstar holds an annual company-wide agent convention.

During 2003, 396 agents generated revenue for Landstar of at least $1 million each, or approximately $1.4 billion of Landstar’s total revenue, and one agent generated approximately $120,000,000 of Landstar’s total revenue.

Although the Company typically enters into non-exclusive contractual relationships with its independent commission sales agents, management believes that the majority of the agents who generate revenue of $1 million or more have chosen to represent Landstar exclusively. Historically, Landstar has experienced very limited agent turnover among its larger-volume agents.

     Capacity

The Company relies exclusively on independent third parties for its hauling capacity. These third party capacity providers consist of Independent Contractors, unrelated trucking companies, air cargo carriers and railroads. Landstar’s use of capacity provided by its Independent Contractors and other third party capacity providers allows it to maintain a lower level of capital investment, resulting in lower fixed costs. Historically, with the exception of air revenue, the margin generated from freight hauled by Independent Contractors has been greater than from freight hauled by other third party capacity providers.

Independent Contractors. Management believes the Company has the largest fleet of truckload Independent Contractors in the United States. This provides marketing, operating, safety, recruiting, retention and financial advantages to the Company. The Company’s Independent Contractors are compensated based on a fixed percentage of the revenue generated from the freight they haul. This percentage generally ranges from 60% to 70% where the Independent Contractor provides only a tractor and from 75% to 79% where the Independent Contractor provides both a tractor and a trailer. The Independent Contractor must pay substantially all of the expenses of operating his/her equipment, including driver wages and benefits, fuel, physical damage insurance, maintenance, highway use taxes and debt service.

The Company maintains an internet site through which Independent Contractors can view a complete listing of all the Company’s available freight, allowing them to consider rate, size, origin and destination when planning trips.

The Landstar Contractors’ Advantage Purchasing Program leverages Landstar’s purchasing power to provide discounts to eligible Independent Contractors when they purchase equipment, fuel, tires and other items. In addition, LCFI provides a source of funds at competitive interest rates to the Independent Contractors to purchase trailing equipment and mobile communication equipment.

Trucks provided to the Company by the Independent Contractors were 8,573 at December 27, 2003 compared to 8,402 at December 28, 2002. The number of trucks provided by Independent Contractors fluctuates daily as a result of truck recruiting and truck terminations. Trucks recruited were lower in 2003 than in 2002, however, lower truck terminations in 2003 resulted in a net gain of 171 trucks. Landstar’s truck turnover ratio was approximately 45% in 2003 compared to 56% in 2002. More than half of this turnover was attributable to Independent Contractors who had been Independent Contractors with the Company for less than one year. Management believes that factors that have historically favorably impacted turnover include the Company’s extensive agent network, the Company’s programs to reduce the operating costs of its Independent Contractors and Landstar’s reputation for quality, service and reliability. Management believes that a reduction in the amount of available freight may cause an increase in truck turnover.

Other Third Party Truck Capacity. The Company maintains a database of over 15,000 qualified other third party truck capacity providers who provide additional truck hauling capacity to the Company. Other third party truck capacity providers are paid a negotiated rate for each load they haul. The Company recruits, qualifies, establishes contracts with, tracks safety ratings and service records of and generally maintains the relationships with these third party trucking companies. In addition to augmenting the Company’s capability during periods of extraordinary demand and traffic lane imbalance, the use of third party carriers enables the Company to pursue different types and quality of freight such as temperature-controlled, short-haul traffic and, in certain instances, lower priced freight that would generally not be handled by the Company’s Independent Contractors.

Third Party Rail and Air Capacity. The Company maintains contractual relationships with various railroads and air cargo capacity providers. These relationships allow the Company to pursue the freight best serviced by these forms of transportation capacity. Railroads and air cargo carriers are paid a fixed amount per load.

     Diversity of Services Offered

The Company offers its customers a wide range of transportation services through the Operating Subsidiaries, including a fleet of diverse trailing equipment and extensive geographic coverage. Examples of the specialized services offered include a large fleet of flatbed trailers, multi-axle trailers capable of hauling extremely heavy or oversized loads, drivers certified to handle ammunition and explosives shipments for the U.S. Department of Defense, emergency and expedited surface and air cargo services and intermodal capability with railroads and, to a lesser extent, steamship lines.

The following table illustrates the diversity of the trailing equipment available to the Company as of December 27, 2003:

Trailers by Type

Vans	10,219
Temperature-Controlled	159
Flatbeds including Step Decks, Drop Decks and Low Boys	3,882

Total	14,260

     Technology

Management believes leadership in the development and application of technology is an ongoing part of providing high quality service at competitive prices. Landstar manages its technology programs centrally through its information services department.

The Company’s information technology systems used in connection with its operations are located in Jacksonville, Florida and, to a lesser extent, in Rockford, Illinois. Landstar relies in the regular course of its business on the proper operation of its information technology systems.

     Corporate Services.

Management believes that significant advantages result from the collective expertise and corporate services afforded by Landstar’s corporate management. The primary services provided are:

accounting, budgeting and taxes	quality programs
finance	risk management insurance services
human resource management	safety
legal	strategic planning
operator and equipment compliance	technology and management information systems
purchasing

     Competition.

Landstar competes primarily in the transportation services industry. The transportation services industry is extremely competitive and fragmented. Landstar competes primarily with truckload carriers, intermodal transportation service providers, railroads, less-than-truckload carriers, third party broker carriers and other non-asset based transportation service providers.

Management believes that competition for the freight transported by the Company is based primarily on service and efficiency and, to a lesser degree, on freight rates alone. Management believes that Landstar’s overall size and availability of a wide range of equipment, together with its geographically-dispersed local independent agent network, present the Company with significant competitive advantages over many transportation service providers.

     Insurance and Claims.

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

     Dependence on Third Party Insurance Companies.

The Company is dependent on a limited number of third party insurance carriers to provide insurance coverage in excess of its self-insured retentions. Historically, the Company has relied on various third party insurance carriers to provide insurance coverage for commercial trucking claims in excess of specific per occurrence limits. Over the past two years, the premiums proposed by the insurance carriers providing coverage increased dramatically. In an attempt to manage the cost of these increasing premiums required by the third party insurance carriers, the Company has increased the level of its exposure to commercial trucking claims over the past three years from $1,000,000 per occurrence to $10,000,000 per occurrence. To the extent that the third party insurance carriers continue to increase their proposed premiums for coverage of commercial trucking claims, the Company may increase its exposure on a per occurrence basis in the near future. However, to the extent the third party insurance carriers reduce their premiums proposed for coverage of commercial trucking claims, the Company may reduce its exposure on a per occurrence basis.

     Regulation.

Each of the Operating Subsidiaries is a motor carrier which is regulated by the Federal Motor Carrier Safety Administration (FMCSA) and by various state agencies. The FMCSA has broad powers, generally governing activities such as the regulation of, to a limited degree, motor carrier operations, practices, periodic financial reporting and insurance. Subject to federal and state regulatory authorities or regulation, the Company may transport most types of freight to and from any point in the United States over any route selected by the Company.

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

Interstate motor carrier operations are subject to safety requirements prescribed by the FMCSA. Each of the Company’s drivers are required to have a commercial driver’s license and is subject to mandatory drug and alcohol testing. The FMCSA’s commercial driver’s license and drug and alcohol testing requirements have not adversely affected the availability of qualified drivers to the Company.

Effective January 4, 2004, the FMCSA has revised its regulations modifying its “hours of service rules.” The new regulations primarily change the amount of time a truck driver may drive and/or work during a 24-hour period. These new regulations also change the amount of time a truck driver is required to rest.

     Seasonality.

Landstar’s operations are subject to seasonal trends common to the trucking industry. Results of operations for the quarter ending in March are typically lower than the quarters ending in June, September and December.

     Employees.

As of December 27, 2003, the Company and its subsidiaries employed 1,230 individuals. Approximately 36 Landstar Ranger drivers (out of a Company total of 8,573) are members of the International Brotherhood of Teamsters. The Company considers relations with its employees to be good.

Item 2.     Properties

      The Company owns or leases various properties in the U.S. for the Company’s operations and administrative staff that support its independent commission sales agents, Independent Contractors and other third party capacity providers. The carrier segment’s primary facilities are located in Jacksonville, Florida and Rockford, Illinois. The multimodal segment’s primary facility is located in Jacksonville, Florida. In addition, the Company’s corporate headquarters are located in Jacksonville, Florida. The Rockford, Illinois facility is owned by the Company and all other primary facilities are leased.

      Management believes that Landstar’s owned and leased properties are adequate for its current needs and that leased properties can be retained or replaced at an acceptable cost.

Item 3.     Legal Proceedings

      On November 1, 2002, the Owner Operator Independent Drivers Association, Inc. (“OOIDA”) and six individual Independent Contractors filed a putative class action suit in the Federal District Court in Jacksonville, Florida, against the Company. The suit alleges that certain aspects of the Company’s motor carrier leases with owner operators violate the federal leasing regulations. OOIDA seeks injunctive relief, an unspecified amount of damages and attorney’s fees. On December 16, 2002, the Company filed a Motion to Dismiss and, with respect to all of the leases that contain arbitration clauses, a Motion to Stay and Compel Arbitration. On September 30, 2003, the Federal District Court issued an Order denying the Company’s Motion to Stay and Compel Arbitration. The Company initially appealed this decision but, due to recent relevant legal developments, has filed a motion seeking to dismiss the appeal. Assuming the motion to dismiss the appeal is granted, the case will proceed in the Federal District Court rather than in arbitration. At the request of the Company, the district court has granted a stay with respect to all proceedings in its court related to the claims of all Plaintiffs except one plaintiff (whose claims were not subject to the arbitration motion because his lease lacked an arbitration clause) pending disposition of the appeal. The Federal District Court has yet to issue a ruling on Landstar’s Motion to Dismiss or on the issue of class certification. Due to a number of factors, including the lack of specificity in the plaintiff’s complaint, the early stage of this litigation and the lack of litigated final judgments in a number of similar pending cases or otherwise applicable precedent, Landstar does not believe it is in a position to conclude whether or not there is a reasonable possibility of an adverse outcome in this case, or what damages, if any, the plaintiffs would be awarded should they prevail on all or any part of their claims. However, Landstar believes it has meritorious defenses to this litigation and intends to continue defending it vigorously. Landstar also believes that it treats its Independent Contractors fairly and in a manner which reflects the important role they play in the Company’s operations.

      The Company is involved in certain other claims and pending litigation arising from the normal conduct of business. Based on knowledge of the facts and, in certain cases, opinions of outside counsel, management believes that adequate provisions have been made for probable losses with respect to the resolution of all such other claims and pending litigation and that the ultimate outcome, after provisions thereof, will not have a material adverse effect on the financial condition of the Company, but could have a material effect on the results of operations in a given quarter or year.

Item 4.     Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2003.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

      The Common Stock of the Company is quoted through the National Association of Securities Dealers, Inc. National Market System (the “NASDAQ National Market System”) under the symbol “LSTR.” The following table sets forth the high and low reported sale prices for the Common Stock as quoted through the NASDAQ National Market System for the periods indicated. All historical share-related financial information presented herein has been restated to reflect two two-for-one stock splits each effected in the form of a 100% stock dividend, the first being distributed on August 12, 2002 to stockholders of record on August, 2, 2002 and the second being distributed on November 13, 2003 to stockholders of record on November 3, 2003.

	2003 Market Price		2002 Market Price

Fiscal Period	High	Low	High	Low

First Quarter	$30.850	$25.520	$23.783	$17.963
Second Quarter	32.995	27.400	27.575	22.250
Third Quarter	33.950	29.250	28.575	21.430
Fourth Quarter	39.950	30.510	29.975	20.635

      The reported last sale price per share of the Common Stock as quoted through the NASDAQ National Market System on March 1, 2004 was $35.91 per share. As of such date, Landstar had 29,683,174 shares of Common Stock outstanding. As of March 1, 2004, the Company had 74 stockholders of record of its Common Stock. However, the Company estimates that it has a significantly greater number of stockholders because a substantial number of the Company’s shares are held by brokers or dealers for their customers in street name.

      The Company has not paid any cash dividends on the Common Stock within the past three years and does not intend to pay dividends on the Common Stock for the foreseeable future. The declaration and payment of any future dividends will be determined by the Company’s Board of Directors based on Landstar’s results of operations, financial condition, cash requirements, certain corporate law requirements and other factors deemed relevant by the Board of Directors.

      On May 15, 2003, the Company announced that it had been authorized by its Board of Directors to purchase up to 1,000,000 shares of its common stock from time to time in the open market and in privately-negotiated transactions. On December 4, 2003, the Company announced that it had been authorized by its Board of Directors to purchase up to an additional 1,000,000 shares of its common stock from time to time in the open market and in privately-negotiated transactions.

      At December 27, 2003, the Company had 1,380,140 shares of common stock remaining to be purchased under the authorized programs.

      The Company did not purchase any shares of its common stock during the period from September 27, 2003, the end of the Company’s third fiscal quarter, to December 27, 2003, the end of the Company’s fourth fiscal quarter.

      The Company maintains three stock option plans and one stock compensation plan. The following table presents information related to securities authorized for issuance under these plans at December 27, 2003:

			Number of Securities
	Number of Securities		Remaining Available for
	to be Issued Upon	Weighted-average	Future Issuance Under
	Exercises of	Exercise Price of	Equity Compensation
Plan Category	Outstanding Options	Outstanding Options	Plans

Equity Compensation Plans Approved by Security Holders	2,279,662	$18.3685	3,013,680
Equity Compensation Plans Not Approved by Security Holders	0	0	0

Item 6.	Selected Financial Data

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

SELECTED CONSOLIDATED FINANCIAL DATA

(Dollars in thousands, except per share amounts)

	Fiscal Years

Income Statement Data:	2003	2002	2001	2000	1999

Revenue	$1,596,571	$1,506,555	$1,392,771	$1,418,492	$1,388,083
Investment income	1,220	1,950	3,567	4,317	2,502
Costs and expenses:
Purchased transportation	1,185,043	1,116,009	1,030,454	1,046,183	1,022,203
Commissions to agents	125,997	118,864	110,513	113,721	111,666
Other operating costs	37,681	34,325	32,750	29,568	30,000
Insurance and claims	45,690	42,188	32,930	31,935	34,064
Selling, general and administrative	105,849	101,918	99,762	105,786	99,240
Depreciation and amortization	12,736	11,520	13,543	13,003	11,698

Total costs and expenses	1,512,996	1,424,824	1,319,952	1,340,196	1,308,871

Operating income	84,795	83,681	76,386	82,613	81,714
Interest and debt expense	3,240	4,292	6,802	9,127	4,509

Income before income taxes	81,555	79,389	69,584	73,486	77,205
Income taxes	30,855	30,168	26,790	28,292	31,268

Net income	$50,700	$49,221	$42,794	$45,194	$45,937

Earnings per common share(1)	$1.65	$1.52	$1.28	$1.29	$1.15
Diluted earnings per share(1)	$1.59	$1.47	$1.25	$1.26	$1.14

(1)	All earnings per share amounts have been restated to give retroactive effect to a two-for-one stock split effected in the form of a 100% stock dividend declared October 15, 2003 and a two-for-one stock split effected in the form of a 100% stock dividend declared July 17, 2002.

	Dec. 27,	Dec. 28,	Dec. 29,	Dec. 30,	Dec. 25,
Balance Sheet Data:	2003	2002	2001	2000	1999

Total assets	$438,457	$400,748	$364,651	$370,362	$365,441
Long-term debt, including current maturities	91,456	77,360	101,874	94,643	67,298
Shareholders’ equity	142,515	149,093	117,440	107,859	106,884

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

      Landstar System, Inc. and its subsidiary, Landstar System Holdings, Inc. (“Landstar” or the “Company”), provide transportation services to a variety of market niches throughout the United States and to a lesser extent in Canada and between the United States and Canada and Mexico through its operating subsidiaries. Landstar’s business strategy is to be a non-asset based provider of transportation capacity delivering safe, specialized transportation services to a broad range of customers throughout North America utilizing a network of independent commission sales agents and third party capacity providers. Landstar focuses on providing transportation services which emphasize customer service and information coordination among its independent commission sales agents, customers and capacity providers. The Company markets its services primarily through independent commission sales agents and utilizes exclusively third party capacity providers to transport customers’ freight. The nature of the Company’s business is such that a significant portion of its operating costs varies directly with revenue. The Company has three reportable business segments. These are the carrier, multimodal and insurance segments.

      The carrier segment consists of Landstar Ranger, Inc., Landstar Inway, Inc., Landstar Ligon, Inc., Landstar Gemini, Inc. and Landstar Carrier Services, Inc. The carrier segment primarily provides truckload transportation for a wide range of general commodities over irregular routes with its fleet of dry and specialty vans and unsided trailers, including flatbed, drop deck and specialty. It also provides short-to-long haul movement of containers by truck, dedicated power-only truck capacity and truck brokerage. The carrier segment markets its services primarily through independent commission sales agents and utilizes independent contractors who provide truck capacity to the Company under exclusive lease arrangements (the “Independent Contractors”) and other third party truck capacity providers (truck brokerage carriers).

      The multimodal segment is comprised of Landstar Logistics, Inc. and Landstar Express America, Inc. Transportation services provided by the multimodal segment include the arrangement of intermodal moves, contract logistics, truck brokerage and emergency and expedited ground and air freight. The multimodal segment markets its services primarily through independent commission sales agents and utilizes capacity provided by Independent Contractors and other third party capacity providers, including truck brokerage carriers, railroads and air cargo carriers.

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

      During the fiscal year ended December 27, 2003, the carrier segment contributed 77% of Landstar’s consolidated revenue, the multimodal segment contributed 21% of Landstar’s consolidated revenue and the insurance segment contributed 2% of Landstar’s consolidated revenue.

Changes in Financial Condition and Results of Operations

      The Company’s success depends on its ability to generate freight through its network of independent commission sales agents and to efficiently deliver that freight utilizing third party capacity providers. Management believes the most significant factors to the Company’s success include increasing revenue, sourcing capacity and controlling costs.

      While customer demand, which is subject to overall economic conditions, ultimately drives increases or decreases in revenue, the Company primarily relies on its independent commission sales agents to establish customer relationships and generate revenue opportunities. Management’s primary focus with respect to revenue growth is on revenue generated by independent commission sales agents who on an annual basis generate $1 million or more of Landstar revenue (“Million Dollar Agents”). Management believes future revenue growth is primarily dependent on its ability to increase both the revenue generated by Million Dollar Agents and the number of Million Dollar Agents through a combination of recruiting new agents and increasing the revenue opportunities generated by existing independent commission sales agents. The following table shows the number of Million Dollar Agents, the average revenue generated by these agents and the percent of consolidated revenue generated by these agents during the past three fiscal years:

	Fiscal Year

	2003	2002	2001

Number of Million Dollar Agents	396	384	357

Average revenue generated per Million Dollar Agent	$3,584,000	$3,483,000	$3,439,000

Percent of consolidated revenue generated by Million Dollar Agents	89%	89%	88%

      Management monitors business activity by tracking the number of loads (volume) and revenue per load generated by the carrier and multimodal segments. In addition, management tracks revenue per revenue mile, average length of haul and total revenue miles at the carrier segment. Revenue per revenue mile and revenue per load (collectively, price) as well as the number of loads, can be influenced by many factors which do not necessarily indicate a change in price or volume. Those factors include the average length of haul, freight type, special handling and equipment requirements and delivery time requirements. The following table summarizes this data by reportable segment for the past three fiscal years:

	Fiscal Year

	2003	2002	2001

Carrier Segment:
Number of loads	1,004,000	1,005,000	985,000
Revenue per load	$1,223	$1,172	$1,115
Revenue per revenue mile	$1.72	$1.67	$1.73
Average length of haul (miles)	709	700	646
Multimodal Segment:
Number of loads	256,000	262,000	242,000
Revenue per load	$1,332	$1,150	$1,117

      Also critical to the Company’s success is its ability to secure capacity, particularly truck capacity, at rates that allow the Company to profitably transport customers’ freight. The following table summarizes available truck capacity as of the end of the three most recent fiscal years:

	Dec. 27,	Dec. 28,	Dec. 29,
	2003	2002	2001

Independent Contractors	7,584	7,365	7,490
Other third party truck capacity providers:
Approved and active(1)	9,296	8,610	7,380
Other approved	6,240	5,310	3,615

	15,536	13,920	10,995

Total available truck capacity providers	23,120	21,285	18,485

Number of trucks provided by Independent Contractors	8,573	8,402	8,779

(1)	Active refers to other third party truck capacity providers who moved at least one load in the 180 days immediately preceding the fiscal year end.

      Historically, the Company’s carrier segment has primarily relied on capacity provided by Independent Contractors. Pursuant to a plan to augment its available capacity and increase its revenue, the Company has been increasing the carrier segment’s use of capacity provided by other third party truck capacity providers. The percent of consolidated revenue generated through all truck brokerage carriers was 22.4% during 2003, 18.8% during 2002 and 18.5% during 2001.

      The Company incurs costs that are directly related to the transportation of freight that include purchased transportation and commissions to agents. The Company incurs indirect costs associated with the transportation of freight that include other operating costs and insurance and claims. In addition, the Company incurs selling, general and administrative costs essential to administering the business operations. Management continually monitors all components of the costs incurred by the Company and establishes annual cost budgets which, in general, are used to benchmark costs incurred on a monthly basis.

      Purchased transportation represents the amount an Independent Contractor or other third party capacity provider is paid to haul freight. The amount of purchased transportation paid to an Independent Contractor is primarily based on a contractually agreed-upon percentage of revenue generated by the haul. Purchased transportation for the brokerage services operations of the carrier and multimodal segments is based on a negotiated rate for each load hauled. Purchased transportation for the intermodal services operations and the air freight operations of the multimodal segment is based on a contractually agreed-upon fixed rate. Purchased transportation as a percentage of revenue for brokerage services and rail intermodal operations is normally higher than that of Landstar’s other transportation operations. Purchased transportation is the largest component of costs and expenses and, on a consolidated basis, increases or decreases in proportion to the revenue generated through Independent Contractors, other third party capacity providers and revenue from the insurance segment.

      Commissions to agents are primarily based on contractually agreed-upon percentages of revenue at the carrier segment and of gross profit, defined as revenue less the cost of purchased transportation, at the multimodal segment. Commissions to agents as a percentage of consolidated revenue will vary directly with fluctuations in the percentage of consolidated revenue generated by the carrier segment, the multimodal segment and the insurance segment and with changes in gross profit at the multimodal segment.

      Trailing equipment rent, maintenance costs for trailing equipment, Independent Contractor recruiting costs and bad debts from Independent Contractors and independent commission sales agents are the largest components of other operating costs.

      Potential liability associated with accidents in the trucking industry is severe and occurrences are unpredictable. For commercial trucking claims incurred after June 18, 2003, Landstar retains liability up to $10,000,000 per occurrence. For commercial trucking claims incurred from May 1, 2001 through June 18, 2003, Landstar retains liability up to $5,000,000 per occurrence. For commercial trucking claims incurred prior to May 1, 2001, Landstar retains liability up to $1,000,000 per occurrence. The Company also retains liability for each general liability claim up to $1,000,000 and an additional $5,000,000 in excess of the first $5,000,000 effective June 18, 2003, $250,000 for each workers’ compensation claim and $250,000 for each cargo claim. The Company’s exposure to liability associated with accidents incurred by other third party capacity providers who haul freight on behalf of the Company is reduced by various factors including the extent to which they maintain their own insurance coverage. While the increase in the Company’s retention for commercial trucking claims to $10,000,000 per occurrence has enabled the Company to manage the cost of its insurance premiums, it also increases the Company’s risk of liability with respect to individual accidents which, as noted above, can be severe.

      Employee compensation and benefits account for over half of the Company’s selling, general and administrative expense. Other significant components of selling, general and administrative expense are communications costs and rent expense.

      Depreciation and amortization primarily relate to depreciation of trailing equipment and management information services equipment.

      All historical share-related financial information presented herein has been restated to reflect a two-for-one stock split effected in the form of a 100% stock dividend distributed on November 13, 2003 to stockholders of record on November 3, 2003 and a two-for-one stock split effected in the form of a 100% stock dividend distributed on August 12, 2002 to stockholders of record on August 2, 2002.

      The following table sets forth the percentage relationships of expense items to revenue for the periods indicated:

	Fiscal Year

	2003	2002	2001

Revenue	100.0%	100.0%	100.0%
Investment income	0.1	0.1	0.3
Costs and expenses:
Purchased transportation	74.2	74.1	74.0
Commissions to agents	7.9	7.9	7.9
Other operating costs	2.4	2.3	2.3
Insurance and claims	2.9	2.8	2.4
Selling, general and administrative	6.6	6.7	7.2
Depreciation and amortization	0.8	0.7	1.0

Total costs and expenses	94.8	94.5	94.8

Operating income	5.3	5.6	5.5
Interest and debt expense	0.2	0.3	0.5

Income before income taxes	5.1	5.3	5.0
Income taxes	1.9	2.0	1.9

Net income	3.2%	3.3%	3.1%

Fiscal Year Ended December 27, 2003 Compared to Fiscal Year Ended December 28, 2002

      Revenue for the fiscal year 2003 was $1,596,571,000, an increase of $90,016,000, or 6.0%, compared to revenue for the 2002 fiscal year. Revenue increased $48,908,000, $40,525,000 and $583,000 at the carrier, multimodal and insurance segments, respectively. With respect to the carrier segment, revenue per load increased approximately 4% while the number of loads delivered in 2003 remained consistent with the number of loads delivered in 2002. The average length of haul per load at the carrier segment increased approximately 1% and revenue per revenue mile increased approximately 3%. At the multimodal segment, the number of loads delivered in 2003 decreased approximately 2% compared to 2002, however average revenue per load increased approximately 16%. The increase in average revenue per load was primarily attributable to an increase in the average size of air expedited shipments, increased rates charged for expedited shipments and an increased length of haul.

      Investment income at the insurance segment was $1,220,000 and $1,950,000 for fiscal year 2003 and 2002, respectively. The decrease in investment income was primarily due to a reduced rate of return, attributable to a general decline in interest rates, on investments held by the insurance segment.

      Purchased transportation was 74.2% of revenue in 2003 compared with 74.1% in 2002. The increase in purchased transportation as a percentage of revenue was primarily attributable to increased brokerage revenue at the carrier segment, increased brokerage and rail intermodal revenue at the multimodal segment and increased rates charged by truck brokerage carriers, partially offset by an increased use of Company provided trailing equipment versus trailing equipment provided by Independent Contractors. Commissions to agents were 7.9% of revenue in 2003 and 2002. An increase in commissions to agents as a percentage of revenue resulting from increased brokerage revenue at the carrier segment was offset by lower commissions as a percentage of revenue at the multimodal segment primarily due to reduced gross profit. Other operating costs were 2.4% of revenue in 2003 and 2.3% of revenue in 2002, as increased trailer maintenance costs were partially offset by reductions in Independent Contractor recruiting, qualification and incentive costs and a lower provision for independent commission sales agent and Independent Contractor bad debts. Insurance and claims were 2.9% of revenue in 2003 compared with 2.8% in 2002. The increase in insurance and claims as a percentage of revenue was primarily due to the increased cost of premiums for insurance above the Company’s self-insured retention amounts, partially offset by reduced commercial trucking claims in the $4 million excess of $1 million layer and a reduction in insurance claims resulting from increased revenue hauled by third party capacity providers other than the Company’s Independent Contractors. Selling, general and administrative costs were 6.6% of revenue in 2003 and 6.7% in 2002. Included in selling, general and administrative costs in 2003 was $4,150,000 of costs to defend and settle the Gulf Bridge RoRo, Inc. litigation. Excluding these costs, selling, general and administrative costs were 6.4% of revenue in 2003. The decrease in selling, general and administrative costs, excluding the costs of the Gulf Bridge RoRo, Inc. litigation, as a percentage of revenue compared to the prior year was primarily due to a decreased provision for bonuses under the Company’s incentive compensation plans, decreased communications costs and a decreased provision for customer bad debts, attributable to an improving economic environment, partially offset by increased administrative costs for Independent Contractor programs at the insurance segment. Depreciation and amortization was 0.8% of revenue in 2003 and 0.7% of revenue in 2002. The increase in depreciation and amortization as a percentage of revenue was primarily due to increased depreciation expense for company-owned trailing equipment as the average number of company-owned trailers increased during 2003.

      Interest and debt expense was 0.2% of revenue in 2003 and 0.3% of revenue in 2002. This decrease was primarily attributable to lower interest rates and reduced average borrowings on the Company’s senior credit facility.

      The provisions for income taxes for the 2003 and 2002 fiscal years were based on effective income tax rates of approximately 38%, which is higher than the statutory federal income tax rate primarily as a result of state income taxes and the meals and entertainment exclusion. At December 27, 2003, the valuation allowance of $461,000 was attributable to deferred state income tax benefits, which primarily represented state operating loss carryforwards at one subsidiary. The valuation allowance and goodwill will be reduced by $433,000 when realization of deferred state income tax benefits becomes likely. The Company believes that deferred income tax benefits, net of the valuation allowance, are more likely than not to be realized because of the Company’s ability to generate future taxable earnings.

      Net income was $50,700,000, or $1.65 per common share ($1.59 per diluted share), in 2003 compared with $49,221,000, or $1.52 per common share ($1.47 per diluted share), in 2002. After deducting related income tax benefits of $1,500,000, the cost of the Gulf Bridge RoRo, Inc. litigation reduced net income by $2,650,000, or $0.09 per common share ($0.08 per diluted share), in 2003. Excluding the costs of the Gulf Bridge RoRo, Inc. litigation, net income would have been $53,350,000, or $1.74 per common share ($1.67 per diluted share), in 2003.

Fiscal Year Ended December 28, 2002 Compared to Fiscal Year Ended December 29, 2001

      Revenue for the fiscal year 2002 was $1,506,555,000, an increase of $113,784,000, or 8.2%, compared to revenue for the 2001 fiscal year. Revenue increased $79,995,000, $29,867,000 and $3,922,000 at the carrier, multimodal and insurance segments, respectively. At the carrier segment, revenue per load increased approximately 5% while the number of loads delivered increased approximately 2% compared to 2001. The average length of haul per load at the carrier segment increased approximately 8% and revenue per revenue mile decreased approximately 3%. At the multimodal segment, the number of loads delivered increased approximately 8% and revenue per load increased approximately 3%. Revenue at the insurance segment increased primarily due to an increase in the level of reinsurance underwritten for unladen truckers liability for certain of the Company’s Independent Contractors from $25,000 per occurrence to $1,000,000 per occurrence effective January 1, 2002.

      Investment income at the insurance segment was $1,950,000 and $3,567,000 for fiscal year 2002 and 2001, respectively. The decrease in investment income was primarily due to a reduced rate of return, attributable to a general decline in interest rates, on investments held by the insurance segment.

      Purchased transportation was 74.1% of revenue in 2002 compared with 74.0% in 2001. The increase in purchased transportation as a percentage of revenue was primarily attributable to increased brokerage revenue at the carrier segment and increased rail intermodal revenue at the multimodal segment. Commissions to agents were 7.9% of revenue in both 2002 and 2001, as increased agent commissions at the multimodal segment were offset by reduced agent commissions on brokerage revenue at the carrier segment and the effect of increased premium revenue at the insurance segment. Other operating costs were 2.3% of revenue in both 2002 and 2001, as increased trailer maintenance costs were offset by reductions in Independent Contractor recruiting, qualification and incentive costs and reduced net costs of plates and permits. Insurance and claims were 2.8% of revenue in 2002 compared with 2.4% in 2001. The increase in insurance and claims as a percentage of revenue was primarily due to increased commercial trucking claims in the $4 million excess of $1 million layer and increased unladen truckers liability claims due to an increase in the level of risk assumed by Signature under the Company’s unladen truckers liability program effective January 1, 2002. These increases were partially offset by a reduction in insurance claims resulting from increased revenue hauled by other third party capacity providers. Selling, general and administrative costs were 6.7% of revenue in 2002 and 7.2% in 2001. The decrease in selling, general and administrative costs as a percentage of revenue was primarily due to decreased wages, travel and entertainment expenses and communication costs, as a result of certain cost reduction initiatives, and a decreased provision for customer bad debt, attributable to an improving economic environment, partially offset by an increased provision for bonuses under the Company’s incentive compensation plans, increased costs for the Company’s employee benefit programs and increased legal fees. Depreciation and amortization was 0.7% of revenue in 2002 and 1.0% of revenue in 2001. The decrease in depreciation and amortization as a percentage of revenue was primarily due to the January 1, 2002 implementation of Statement of Financial Accounting Standards (“SFAS”) No. 142, which eliminated the amortization of goodwill, and reduced depreciation expense for company-owned trailing equipment and information technology assets.

      Interest and debt expense was 0.3% of revenue in 2002 and 0.5% of revenue in 2001. This decrease was primarily attributable to lower interest rates, reduced average borrowings on the Company’s senior credit facility and decreased average capital lease obligations for trailing equipment.

      The provisions for income taxes for the 2002 and 2001 fiscal years were based on effective income tax rates of 38.0% and 38.5%, respectively, which are higher than the statutory federal income tax rate primarily as a result of state income taxes and the meals and entertainment exclusion in both years and amortization of certain goodwill in 2001. The decrease in the effective income tax rate was primarily attributable to the elimination of goodwill amortization in 2002. Net income was $49,221,000, or $1.52 per common share ($1.47 per diluted share), in 2002 compared with $42,794,000, or $1.28 per common share ($1.25 per diluted share), in 2001.

Use of Non-GAAP Financial Measures

      In this annual report on Form 10-K, Landstar provided the following non-GAAP financial measures: (1) selling, general and administrative costs, excluding the costs to defend and settle one lawsuit, as a percentage of revenue, (2) earnings per common share before costs to defend and settle one lawsuit, (3) earnings per diluted share before costs to defend and settle one lawsuit and (4) net income excluding costs relating to the defense and settlement of this lawsuit. The non-GAAP financial information should be considered in addition to, and not as a substitute for, the corresponding GAAP financial information also presented in this Form 10-K.

      Management believes that it is appropriate to present this non-GAAP financial information for the following reasons: (1) the circumstances relating to this lawsuit are unusual and unique and thus are not likely to recur as a part of Landstar’s normal operations, (2) disclosure of the impact of these costs on earnings per common share, earnings per diluted share, selling, general and administrative costs and net income will allow investors to better understand the underlying trends in Landstar’s financial condition and results of operations, (3) this information will facilitate comparisons by investors of Landstar’s results as compared to the results of peer companies and (4) management considers this non-GAAP financial information in its decision making.

Capital Resources and Liquidity

      Shareholders’ equity was $142,515,000, or 61% of total capitalization (defined as total debt plus equity), at December 27, 2003, compared with $149,093,000, or 66% of total capitalization, at December 28, 2002. The decrease in shareholders’ equity was a result of the purchase of 1,255,051 shares (not adjusted for the two-for-one stock split effected in the form of a 100% stock dividend declared October 15, 2003) of the Company’s common stock at a total cost of $73,844,000, partially offset by current year net income, repayment of notes receivable arising from exercises of stock options and exercises of stock options. As of December 27, 2003, the Company may purchase an additional 1,380,140 shares of its common stock under its authorized stock purchase program. Long-term debt including current maturities was $91,456,000 at December 27, 2003, $14,096,000 more than at December 28, 2002. Working capital and the ratio of current assets to current liabilities were $147,515,000 and 1.85 to 1, respectively, at December 27, 2003, compared with $120,630,000 and 1.78 to 1, respectively, at December 28, 2002. Landstar has historically operated with current ratios within the range of 1.5 to 1 to 2.0 to 1. Cash provided by operating activities was $53,396,000 in 2003 compared with $84,313,000 in 2002. The decrease in cash provided by operating activities was primarily due to an increase in trade receivables as a result of increased revenue during the last month of the year.

      On December 20, 2001, Landstar renegotiated its existing credit agreement with a syndicate of banks and JPMorgan Chase Bank, as administrative agent (the “Third Amended and Restated Credit Agreement”). The Third Amended and Restated Credit Agreement provides $175,000,000 of borrowing capacity in the form of a revolving credit facility, $50,000,000 of which may be utilized in the form of letter of credit guarantees.

      At December 27, 2003, the Company had $70,000,000 in borrowings outstanding and $9,580,000 of letters of credit outstanding on its Third Amended and Restated Credit Agreement. At December 27, 2003, there was $95,420,000 available for future borrowings under the Company’s Third Amended and Restated Credit Agreement. In addition, the Company has $37,330,000 in letters of credit outstanding, as collateral for insurance claims, that are secured by investments and cash equivalents totaling $38,438,000.

      Borrowings under the Third Amended and Restated Credit Agreement bear interest at rates equal to, at the option of Landstar, either (i) the greatest of (a) the prime rate as publicly announced from time to time by JPMorgan Chase Bank, (b) the three month CD rate adjusted for statutory reserves and FDIC assessment costs plus 1% and (c) the federal funds effective rate plus  1/2%, or, (ii) the rate at the time offered to JPMorgan Chase Bank in the Eurodollar market for amounts and periods comparable to the relevant loan plus a margin that is determined based on the level of the Company’s Leverage Ratio, as defined in the Third Amended and Restated Credit Agreement. The margin is subject to an increase of .125% if the aggregate amount outstanding under the Third Amended and Restated Credit Agreement exceeds 50% of the total borrowing capacity. As of December 27, 2003, the margin was equal to 87.5/100 of 1%.

      The unused portion of the Third Amended and Restated Credit Agreement carries a commitment fee determined based on the level of the Leverage Ratio, as therein defined. As of December 27, 2003, the commitment fee for the unused portion of the Third Amended and Restated Credit Agreement was 0.250%. At December 27, 2003, the weighted average interest rate on borrowings outstanding under the Third Amended and Restated Credit Agreement was 2.02%.

      The Third Amended and Restated Credit Agreement contains a number of covenants that limit, among other things, the incurrence of additional indebtedness, the incurrence of operating or capital lease obligations and the purchase of operating property. The Third Amended and Restated Credit Agreement also requires Landstar to meet certain financial tests. Landstar is required to, among other things, maintain minimum levels of Net Worth, as defined in the Third Amended and Restated Credit Agreement, and Interest and Fixed Charge Coverages, as therein defined. Under the most restrictive covenant, Interest

Coverage, earnings before interest and taxes exceeded the required minimum by approximately $70,000,000 for the fiscal year ended December 27, 2003.

      The Third Amended and Restated Credit Agreement provides for an event of default related to a person or group acquiring 25% or more of the outstanding capital stock of the Company or obtaining the power to elect a majority of the Company’s directors.

      Borrowings under the Third Amended and Restated Credit Agreement are unsecured. However, Landstar System, Inc. and all but one of Landstar System Holdings, Inc.’s (“LSHI”) subsidiaries guarantee LSHI’s obligations under the Third Amended and Restated Credit Agreement.

      The Company’s Third Amended and Restated Credit Agreement expires on January 5, 2005. The Company expects to obtain financing to renew or replace the Third Amended and Restated Credit Agreement with a similar agreement during the summer of 2004 with interest rates and fees in line with the market rates and fees available at the time of the refinancing.

      Historically, the Company has generated sufficient operating cash flow to meet its debt service requirements, fund continued growth, both internal and through acquisitions and to meet working capital needs. As a non-asset based provider of transportation capacity, the Company’s annual capital requirements for operating property are generally for trailers and management information services equipment. In addition, a significant portion of the trailing equipment used by the Company is provided by third party capacity providers and through leases at rental rates that vary with the revenue generated through the use of the leased equipment, thereby reducing the Company’s capital requirements. During 2003, the Company purchased $5,557,000 of operating property and acquired $16,200,000 of trailing equipment by entering into a five year operating lease with a fixed monthly payment. Landstar anticipates acquiring between $28,000,000 and $32,000,000 of operating property during fiscal year 2004 either by purchase or by lease financing. Prior to 2003, the Company historically funded its acquisition of Company-provided fixed-cost trailing equipment using capital leases. During 2003, the Company acquired van trailing equipment under a long-term operating lease at a fixed monthly rental price per trailer. It is expected that capital leases will fund any significant trailer purchases of owned equipment made during 2004. The Company does not anticipate any other significant capital requirements in the near future.

      Since 1997, the Company has purchased $288,147,000 of its common stock under programs authorized by the Board of Directors of the Company in open market and private block transactions. The Company has used cash provided by operating activities and borrowings on the Company’s revolving credit facilities to fund the purchases.

Contractual Obligations and Commitments

      At December 27, 2003, the Company’s obligations and commitments to make future payments under contracts, such as debt and lease agreements, were as follows (in thousands):

	Payments Due by Period

		Less Than	1-3	4-5	More Than 5
Contractual Obligation	Total	1 Year	Years	Years	Years

Long-term debt	$70,000		$70,000
Capital lease obligations	22,897	$10,277	12,620
Operating lease obligations	37,552	5,371	15,463	$6,566	$10,152

	$130,449	$15,648	$98,083	$6,566	$10,152

      Capital lease obligations above include $1,441,000 of imputed interest. Operating leases primarily include $20,826,000 related to the Company’s main office facility located in Jacksonville, Florida and $11,486,000 related to a long-term operating lease for trailing equipment. The Company has a commitment to enter into additional operating leases for trailing equipment during the first half of the 2004 year with aggregate future rental payments estimated to be $2,000,000 annually over the next five years.

Off-Balance Sheet Arrangements

      As of December 27, 2003, the Company had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on the Company’s financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

Legal Matters

      On November 1, 2002, the Owner Operator Independent Drivers Association, Inc. (“OOIDA”) and six individual Independent Contractors filed a putative class action suit in the Federal District Court in Jacksonville, Florida, against the Company. The suit alleges that certain aspects of the Company’s motor carrier leases with owner operators violate the federal leasing regulations. OOIDA seeks injunctive relief, an unspecified amount of damages and attorney’s fees. On December 16, 2002, the Company filed a Motion to Dismiss and, with respect to all of the leases that contain arbitration clauses, a Motion to Stay and Compel Arbitration. On September 30, 2003, the Federal District Court issued an Order denying the Company’s Motion to Stay and Compel Arbitration. The Company initially appealed this decision but, due to recent relevant legal developments, has filed a motion seeking to dismiss the appeal. Assuming the motion to dismiss the appeal is granted, the case will proceed in the Federal District Court rather than in arbitration. At the request of the Company, the district court has granted a stay with respect to all proceedings in its court related to the claims of all Plaintiffs except one plaintiff (whose claims were not subject to the arbitration motion because his lease lacked an arbitration clause) pending disposition of the appeal. The Federal District Court has yet to issue a ruling on Landstar’s Motion to Dismiss or on the issue of class certification. Due to a number of factors, including the lack of specificity in the plaintiff’s complaint, the early stage of this litigation and the lack of litigated final judgments in a number of similar pending cases or otherwise applicable precedent, Landstar does not believe it is in a position to conclude whether or not there is a reasonable possibility of an adverse outcome in this case, or what damages, if any, the plaintiffs would be awarded should they prevail on all or any part of their claims. However, Landstar believes it has meritorious defenses to this litigation and intends to continue defending it vigorously. Landstar also believes that it treats its Independent Contractors fairly and in a manner which reflects the important role they play in the Company’s operations.

      The Company is involved in certain other claims and pending litigation arising from the normal conduct of business. Based on knowledge of the facts and, in certain cases, opinions of outside counsel, management believes that adequate provisions have been made for probable losses with respect to the resolution of all such other claims and pending litigation and that the ultimate outcome, after provisions thereof, will not have a material adverse effect on the financial condition of the Company, but could have a material effect on the results of operations in a given quarter or year.

Critical Accounting Policies and Estimates

      The allowance for doubtful accounts for both trade and other receivables represents management’s estimate of the amount of outstanding receivables that will not be collected. During fiscal years 2002 and 2001, the Company experienced abnormally high levels of bad debt expense. Management believes this resulted from the difficult economic environment experienced by the Company’s customers and Independent Contractors. Historically, management’s estimates for uncollectible receivables have been materially correct. Although management believes the amount of the allowance for both trade and other receivables at December 27, 2003 is appropriate, a prolonged period of low or no economic growth may adversely affect the collection of these receivables. Conversely, a more robust economic environment may result in the realization of some portion of the estimated uncollectible receivables.

      Landstar provides for the estimated costs of self-insured claims primarily on an actuarial basis. The amount recorded for the estimated liability for claims incurred is based upon the facts and circumstances known on the balance sheet date. The ultimate resolution of these claims may be for an amount greater or less than the amount estimated by management. Historically, the Company has experienced both favorable and unfavorable development of prior year claims estimates. The Company is continually revising its existing claim estimates as new or revised information becomes available on the status of each claim. During fiscal year 2003, insurance and claims costs included $498,000 of unfavorable adjustments to prior year claims estimates. During fiscal years 2002 and 2001, insurance and claims costs included $868,000 and $2,911,000, respectively, of favorable adjustments to prior years claims estimates. It is reasonably likely that the ultimate outcome of settling all outstanding claims will be more or less than the estimated liability for claims at December 27, 2003.

      The Company utilizes certain income tax planning strategies to reduce its overall cost of income taxes. Upon audit, it is possible that certain strategies might be disallowed resulting in an increased liability for income taxes. The Company has provided for its estimated exposure attributable to income tax planning strategies. Management believes that the provision for liabilities resulting from the implementation of income tax planning strategies is appropriate. To date, the Company has not experienced an examination by governmental revenue authorities that would lead management to believe that the Company’s past provisions for exposures related to income tax planning strategies are not appropriate.

      Significant variances from management’s estimates for the amount of uncollectible receivables, the ultimate resolution of claims or the provision for liabilities for income tax planning strategies can be expected to positively or negatively affect Landstar’s earnings in a given quarter or year. However, management believes that the ultimate resolution of these items, given a range of reasonably likely outcomes, will not significantly affect the long-term financial condition of Landstar or its ability to fund its continuing operations.

Effects of Inflation

      Management does not believe inflation has had a material impact on the results of operations or financial condition of Landstar in the past five years. However, inflation higher than that experienced in the past five years might have an adverse effect on the Company’s results of operations.

Seasonality

      Landstar’s operations are subject to seasonal trends common to the trucking industry. Results of operations for the quarter ending in March are typically lower than the quarters ending June, September and December.

Subsequent Event

      On December 28, 2003, a truck operated by an Independent Contractor was involved in a serious accident resulting in fatalities. Management is still in the process of obtaining the facts concerning this incident and evaluating the potential financial cost of this claim to the Company. While management’s evaluation is preliminary, and investigation continues, it is possible that the ultimate resolution of this claim could result in a charge ranging anywhere from $5,000,000 up to an amount equal to the Company’s $10,000,000 self insured retention amount. A $10,000,000 pre tax charge would reduce earnings for the fiscal quarter ended March 27, 2004 and full year 2004 by approximately $.20 per diluted share.

Forward-Looking Statements

      The following is a “safe harbor” statement under the Private Securities Litigation Reform Act of 1995. Statements contained in this document that are not based on historical facts are “forward-looking statements.” This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Form 10-K statement contain forward-looking statements, such as statements which relate to Landstar’s business objectives, plans, strategies and expectations. Terms such as “anticipates,” “believes,” “estimates,” “plans,” “predicts,” “may,” “should,” “could,” “will,” the negative thereof and similar expressions are intended to identify forward-looking statements. Such statements are by nature subject to uncertainties and risks, including but not limited to: an increase in the frequency or severity of accidents or workers’ compensation claims; unfavorable development of existing accident claims;

dependence on independent sales agents; dependence on third party capacity providers; disruptions or failures in our computer systems; a downturn in domestic economic growth or growth in the transportation sector; substantial industry competition; and other operational, financial or legal risks or uncertainties detailed in this and Landstar’s other SEC filings from time to time and described in the section Factors That May Affect Future Results and/or Forward-Looking Statements immediately below. These risks and uncertainties could cause actual results or events to differ materially from historical results or those anticipated. Investors should not place undue reliance on such forward-looking statements, and the Company undertakes no obligation to publicly update or revise any forward-looking statements.

Factors That May Affect Future Results and/or Forward-Looking Statements

      Increased severity or frequency of accidents and other claims. As noted above in Item 1, “Business — Factors Significant to the Company’s Operations — Insurance and Claims,” potential liability associated with accidents in the trucking industry is severe and occurrences are unpredictable. Landstar retains liability for each individual commercial trucking claim up to $10,000,000 per occurrence. The Company also retains liability up to $1,000,000, and an additional $5,000,000 in excess of the first $5,000,000, for each general liability claim, $250,000 for each workers compensation claim, and $250,000 for each cargo claim. A material increase in the frequency or severity of accidents, cargo or workers’ compensation claims or the unfavorable development of existing claims could have a material adverse effect on Landstar, including its results of operations and financial condition.

      Dependence on third party insurance companies. The Company is dependent on a limited number of third party insurance companies to provide insurance coverage in excess of its self-insured retention amounts. Historically, the Company has relied on various third party insurance companies to provide insurance coverage for commercial trucking claims in excess of specific per occurrence limits. Over the past two years, the premiums proposed by the third party insurance companies coverage for commercial trucking liability insurance above the Company’s self-insured retention amounts have increased dramatically. In an attempt to control the increasing premiums required by the third party insurance companies, the Company has increased its exposure on commercial trucking claims over the past three years from $1,000,000 per occurrence to $10,000,000 per occurrence. While the increase in the Company’s retention for commercial trucking claims to $10,000,000 per occurrence has enabled the Company to manage the cost of its insurance premiums, it also increases the Company’s risk of liability with respect to individual accidents which can be severe. To the extent the third party insurance companies continue to increase proposed premiums for coverage of commercial trucking liability claims, the Company may further increase its exposure on a per occurrence basis in the near future. However, to the extent the third party insurance carriers reduce their premiums proposed for commercial trucking claim coverage, the Company may reduce its exposure on a per occurrence basis.

      Dependence on independent commission sales agents. As noted above in Item 1, “Business — Factors Significant to the Company’s Operations — Agent Network,” the Company markets its services primarily through independent commission sales agents, and currently has a network of over 900 such agents. During 2003, 396 agents generated revenue for Landstar of at least $1 million each, or approximately 89% of Landstar’s consolidated revenue and one agent generated approximately $120,000,000 of Landstar’s total revenue. Although the Company competes with motor carriers and other third parties for the services of these independent commission sales agents, Landstar has historically experienced very limited agent turnover among its larger-volume agents. However, Landstar’s contracts with its agents are typically terminable upon 10 to 30 days notice by either party and do not restrict the ability of a former agent to compete with Landstar following any such termination. The loss of some of the Company’s key agents or a significant decrease in volume generated by Landstar’s larger agents could have a material adverse effect on Landstar, including its results of operations and revenue.

      Dependence on third party capacity providers. As noted above in Item 1, “Business — Factors Significant to the Company’s Operations — Capacity,” Landstar does not own trucks or other transportation equipment (other than trailing equipment) and relies on third party capacity providers, including Independent Contractors, unrelated trucking companies, railroads and air cargo carriers to transport freight for its customers. The Company competes with motor carriers and other third parties for the services of Independent Contractors and other third party capacity providers. A significant decrease in available capacity provided by either the Company’s Independent Contractors or other third party capacity providers could have a material adverse effect on Landstar, including its results of operations and revenue.

      Change in capacity mix. Historically, the Company’s carrier segment has primarily relied on capacity provided by Independent Contractors. Pursuant to a plan to augment its available capacity and increase its revenue, the Company has been increasing the carrier segment’s use of capacity provided by other third party truck capacity providers. Freight hauled by Independent Contractors represented 69.3%, 72.6% and 74.6% of Landstar’s consolidated revenue in 2003, 2002 and 2001, respectively. Historically, with the exception of air revenue, the net margin (defined as revenue less the cost of purchased transportation and agent commissions) generated from freight hauled by Independent Contractors has been greater than freight hauled by other third party capacity providers. An increase in the amount of revenue generated through other third party capacity providers without an increase in total revenue and/or a corresponding reduction in other costs, including other operating, insurance and claims, selling, general and administrative and depreciation and amortization could have a negative effect on the Company’s operating margin (defined as operating income divided by revenue).

      Decreased demand for transportation services. The transportation industry historically has experienced cyclical financial results as a result of slowdowns in economic activity, the business cycles of customers, price increases by capacity providers, interest rate fluctuations, and other economic factors beyond Landstar’s control. Certain of the Company’s third party capacity providers can be expected to charge higher prices to cover increased operating expenses, and the Company’s operating income may decline if it is unable to pass through to its customers the full amount of such higher transportation costs. If a slowdown in economic activity or a downturn in the Company’s customers’ business cycles causes a reduction in the volume of freight shipped by those customers, the Company’s operating results could be materially adversely affected.

      Substantial industry competition. As noted above in Item 1, “Business — Factors Significant to the Company’s Operations — Competition,” Landstar competes primarily in the transportation services industry. The transportation services industry is extremely competitive and fragmented. Landstar competes primarily with truckload carriers, intermodal transportation service providers, railroads, less-than-truckload carriers, third party broker carriers and other non-asset based transportation service providers. Management believes that competition for the freight transported by the Company is based primarily on service and efficiency and, to a lesser degree, on freight rates alone. Historically, competition has created downward pressure on freight rates. A decrease in freight rates could have a material adverse effect on Landstar, including its revenue and operating income.

      Dependence on key personnel. The Company is dependent on the services of its executive officers. Although the Company believes it has an experienced and highly qualified management group, the loss of the services of the Company’s executive officers could have a material adverse effect on the Company.

      Disruptions or failures in the Company’s computer systems. As noted above in Item 1, “Business — Factors Significant to the Company’s Operations — Technology,” the Company’s information technology systems used in connection with its operations are located in Jacksonville, Florida and to a lesser extent in Rockford, Illinois. Landstar relies in the regular course of its business on the proper operation of its information technology systems to link its extensive network of customers, agents and third party capacity providers, including its Independent Contractors. Any significant disruption or failure of its technology systems could significantly disrupt the Company’s operations and impose significant costs on the Company.

      Potential changes in fuel taxes. From time to time, various legislative proposals are introduced to increase federal, state, or local taxes, including taxes on motor fuels. The Company cannot predict whether, or in what form, any increase in such taxes applicable to the transportation services provided by the Company will be enacted and, if enacted, whether or not the Company’s Independent Contractors and other third party truck capacity providers would attempt to pass the increase onto the Company or if the Company will be able to reflect this potential increased cost of capacity, if any, in prices to customers.

Any such increase in fuel taxes could have a material adverse effect on Landstar, including its results of operations and financial condition. Moreover, competition from other transportation service companies including those that provide non-trucking modes of transportation and intermodal transportation would likely increase if state or federal taxes on fuel were to increase without a corresponding increase in taxes imposed upon other modes of transportation.

      Status of independent contractors. From time to time, various legislative or regulatory proposals are introduced at the federal or state levels to change the status of independent contractors’ classification to employees for either employment tax purposes (withholding, social security, medicare and unemployment taxes) or other benefits available to employees. Currently, most individuals are classified as employees or independent contractors for employment tax purposes based on 20 “common-law” factors rather than any definition found in the Internal Revenue Code or Internal Revenue Service regulations. In addition, under Section 530 of the Revenue Act of 1978, taxpayers that meet certain criteria may treat an individual as an independent contractor for employment tax purposes if they have been audited without being told to treat similarly situated workers as employees, if they have received a ruling from the Internal Revenue Service or a court decision affirming their treatment, or if they are following a long-standing recognized practice.

      The Company classifies all of its Independent Contractors and independent commission sales agents as independent contractors for all purposes, including employment tax and employee benefit purposes. Although management is unaware of any proposals currently pending that would change the employee/independent contractor classification of Independent Contractors currently doing business with the Company, the costs associated with potential changes, if any, in the employee/independent contractor classification could have a material adverse effect on Landstar, including its results of operations and financial condition if Landstar were unable to reflect them in its fee arrangements with the Independent Contractors and agents or in the prices charged to its customers.

      Regulatory and Legislative Changes. As noted above in Item 1, “Business — Factors Significant to the Company’s Operations — Regulation,” each of the Operating Subsidiaries is a motor carrier which is regulated by the Federal Motor Carrier Safety Administration (FMCSA) and by various state agencies. The trucking industry is subject to possible regulatory and legislative changes (such as increasingly stringent environmental and/or safety/security regulations or limits on vehicle weight and size) that may affect the economics of the industry by requiring changes in operating practices or by changing the demand for common or contract carrier services or the cost of providing truckload services. Any such regulatory or legislative changes could have a material adverse effect on Landstar, including its results of operations and financial condition.

      Effective January 4, 2004, the FMCSA has revised its regulations modifying its “hours of service rules.” The new regulations primarily change the amount of time a truck driver may drive and/or work during a 24-hour period. These new regulations also change the amount of time a truck driver is required to rest. Management has implemented programs to inform the Company’s Independent Contractors and customers of the new hours of service regulations. Management does not believe compliance with these regulations will have a material effect on the Company’s results of operations.

Item 7a.	Quantitative and Qualitative Disclosures about Market Risk

      The Company is exposed to changes in interest rates as a result of its financial activities, primarily its borrowings on the revolving credit facility, and investing activities with respect to investments held by the insurance segment.

      The Company has a credit agreement with a syndicate of banks and JPMorgan Chase Bank, as the administrative agent, (the “Third Amended and Restated Credit Agreement”) that provides $175,000,000 of borrowing capacity. Borrowings under the Third Amended and Restated Credit Agreement bear interest at rates equal to, at the option of Landstar, either (i) the greatest of (a) the prime rate as publicly announced from time to time by JPMorgan Chase Bank, (b) the three month CD rate adjusted for statutory reserves and FDIC assessment costs plus 1% and (c) the federal funds effective rate plus  1/2%, or, (ii) the rate at the time offered to JPMorgan Chase Bank in the Eurodollar market for amounts and periods comparable to the relevant loan plus a margin that is determined based on the level of the Company’s Leverage Ratio, as defined in the Third Amended and Restated Credit Agreement. The margin is subject to an increase of .125% if the aggregate amount outstanding under the Third Amended and Restated Credit Agreement exceeds 50% of the total borrowing capacity. As of December 27, 2003, the weighted average interest rate on borrowings outstanding was 2.02%. During fiscal 2003, the average outstanding balance under the Third Amended and Restated Credit Agreement was approximately $74,000,000. Based on the borrowing rates in the Third Amended and Restated Credit Agreement and the repayment terms, the fair value of the outstanding borrowings as of December 27, 2003 was estimated to approximate carrying value. Assuming that debt levels on the Third Amended and Restated Credit Agreement remain at $70,000,000, the balance at December 27, 2003, a hypothetical increase of 100 basis points in current rates provided for under the Third Amended and Restated Credit Agreement is estimated to result in an increase in interest expense of $700,000 on an annualized basis.

      The Third Amended and Restated Credit Agreement expires on January 5, 2005. The amount outstanding on the Third Amended and Restated Credit Agreement is payable upon the expiration of the Third Amended and Restated Credit Agreement.

      The Company’s obligations under the Third Amended and Restated Credit Agreement are guaranteed by all but one of LSHI’s subsidiaries.

      Long-term investments consist of investment grade bonds having maturities of up to five years. Assuming that the long-term portion of investments in bonds remains at $7,830,000, the balance at December 27, 2003, a hypothetical increase or decrease in interest rates of 100 basis points would not have a material impact on future earnings on an annualized basis. Short-term investments consist of short-term investment grade instruments and the current maturities of investment grade bonds. Accordingly, there is no material future interest rate risk associated with these short-term investments.

Item 8.     Financial Statements and Supplementary Data

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

	Dec. 27,	Dec. 28,
	2003	2002

ASSETS
Current Assets
Cash and cash equivalents	$42,640	$65,447
Short-term investments	30,890	3,130
Trade accounts receivable, less allowance of $3,410 and $3,953	219,039	190,052
Other receivables, including advances to independent contractors, less allowance of $4,077 and $5,331	13,196	12,640
Deferred income taxes and other current assets	14,936	3,338

Total current assets	320,701	274,607

Operating property, less accumulated depreciation and amortization of $58,480 and $52,841	67,639	76,774
Goodwill	31,134	31,134
Other assets	18,983	18,233

Total assets	$438,457	$400,748

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Cash overdraft	$20,523	$16,545
Accounts payable	71,713	60,297
Current maturities of long-term debt	9,434	12,123
Insurance claims	26,293	24,419
Other current liabilities	45,223	40,593

Total current liabilities	173,186	153,977

Long-term debt, excluding current maturities	82,022	65,237
Insurance claims	27,282	25,276
Deferred income taxes	13,452	7,165
Shareholders’ Equity
Common stock, $0.01 par value, authorized 50,000,000 and 20,000,000 shares, issued 31,816,860 and 16,337,506 shares	318	163
Additional paid-in capital	18,382	2,609
Retained earnings	224,368	173,817
Cost of 1,809,930 and 554,879 shares of common stock in treasury	(100,150)	(26,306)
Accumulated other comprehensive income	182
Notes receivable arising from exercises of stock options	(585)	(1,190)

Total shareholders’ equity	142,515	149,093

Total liabilities and shareholders’ equity	$438,457	$400,748

See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share amounts)

	Fiscal Years Ended

	Dec. 27,	Dec. 28,	Dec. 29,
	2003	2002	2001

Revenue	$1,596,571	$1,506,555	$1,392,771
Investment income	1,220	1,950	3,567
Costs and expenses:
Purchased transportation	1,185,043	1,116,009	1,030,454
Commissions to agents	125,997	118,864	110,513
Other operating costs	37,681	34,325	32,750
Insurance and claims	45,690	42,188	32,930
Selling, general and administrative	105,849	101,918	99,762
Depreciation and amortization	12,736	11,520	13,543

Total costs and expenses	1,512,996	1,424,824	1,319,952

Operating income	84,795	83,681	76,386
Interest and debt expense	3,240	4,292	6,802

Income before income taxes	81,555	79,389	69,584
Income taxes	30,855	30,168	26,790

Net income	$50,700	$49,221	$42,794

Earnings per common share(1)	$1.65	$1.52	$1.28

Diluted earnings per share(1)	$1.59	$1.47	$1.25

Average number of shares outstanding:
Earnings per common share(1)	30,729,000	32,282,000	33,344,000

Diluted earnings per share(1)	31,920,000	33,535,000	34,184,000

(1)	All earnings per share amounts and average number of shares outstanding have been restated to give retroactive effect to a two-for-one stock split effected in the form of a 100% stock dividend declared October 15, 2003 and a two-for-one stock split effected in the form of a 100% stock dividend declared on July 17, 2002.

See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Fiscal Years Ended

	Dec. 27,	Dec. 28,	Dec. 29,
	2003	2002	2001

OPERATING ACTIVITIES
Net income	$50,700	$49,221	$42,794
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of operating property	12,736	11,520	12,327
Amortization of goodwill			1,216
Non-cash interest charges	272	273	97
Provisions for losses on trade and other accounts receivable	5,094	7,514	8,153
Losses (gains) on sales and disposals of operating property	344	642	(273)
Director compensation paid in common stock	85
Deferred income taxes, net	(2,899)	5,513	1,776
Tax benefit on non-qualified stock option exercises	5,110	1,404	825
Non-cash charge in lieu of income taxes			124
Changes in operating assets and liabilities:
Decrease (increase) in trade and other accounts receivable	(34,637)	(11,221)	1,382
Decrease (increase) in prepaid expenses and other assets	(3,335)	933	1,194
Increase (decrease) in accounts payable	11,416	4,484	(7,189)
Increase (decrease) in other liabilities	4,630	7,522	(9,119)
Increase (decrease) in insurance claims	3,880	6,508	(3,513)

NET CASH PROVIDED BY OPERATING ACTIVITIES	53,396	84,313	49,794

INVESTING ACTIVITIES
Net change in other short-term investments	(27,354)
Maturities of long-term investments	4,219	2,500	1,484
Purchases of long-term investments	(4,542)	(8,889)	(496)
Purchases of operating property	(5,557)	(4,421)	(5,443)
Proceeds from sales of operating property	1,612	387	906

NET CASH USED BY INVESTING ACTIVITIES	(31,622)	(10,423)	(3,549)

FINANCING ACTIVITIES
Increase (decrease) in cash overdraft	3,978	3,527	(4,478)
Proceeds from repayment of notes receivable arising from exercises of stock options	605	4,867	1,372
Proceeds from exercises of stock options	10,584	2,467	1,789
Borrowings on revolving credit facility	38,000		135,500
Purchases of common stock	(73,844)	(26,306)	(37,199)
Principal payments on long-term debt and capital lease obligations	(23,904)	(40,884)	(128,269)

NET CASH USED BY FINANCING ACTIVITIES	(44,581)	(56,329)	(31,285)

Increase (decrease) in cash and cash equivalents	(22,807)	17,561	14,960
Cash and cash equivalents at beginning of period	65,447	47,886	32,926

Cash and cash equivalents at end of period	$42,640	$65,447	$47,886

See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Fiscal Years Ended December 27, 2003,
December 28, 2002 and December 29, 2001
(Dollars in thousands)

								Notes
								Receivable
								Arising
							Accumulated	from
	Common Stock		Add’l		Treasury Stock at Cost		Other	Exercises
			Paid-In	Retained			Comprehensive	of Stock
	Shares	Amount	Capital	Earnings	Shares	Amount	Income	Options	Total

Balance December 30, 2000	13,233,874	$132	$71,325	$215,368	4,741,841	$(172,727)		$(6,239)	$107,859
Net income				42,794					42,794
Purchases of common stock					500,000	(37,199)			(37,199)
Exercises of stock options and related income tax benefit	94,960	1	3,711					(1,098)	2,614
Repayment of notes receivable arising from exercises of stock options								1,372	1,372

Balance December 29, 2001	13,328,834	133	75,036	258,162	5,241,841	(209,926)		(5,965)	117,440
Net income				49,221					49,221
Retirement of treasury stock	(5,241,841)	(52)	(76,389)	(133,485)	(5,241,841)	209,926			—
Purchases of common stock					554,879	(26,306)			(26,306)
Exercises of stock options and related income tax benefit	116,160	1	3,962					(92)	3,871
Repayment of notes receivable arising from exercises of stock options								4,867	4,867
Stock split effected in the form of a 100% stock dividend	8,134,353	81		(81)					—

Balance December 28, 2002	16,337,506	163	2,609	173,817	554,879	(26,306)		(1,190)	149,093
Net income				50,700					50,700
Purchases of common stock					1,255,051	(73,844)			(73,844)
Exercises of stock options and related income tax benefit	564,021	6	15,688						15,694
Director compensation paid in common stock	1,500		85						85
Repayment of notes receivable arising from exercises of stock options								605	605
Unrealized gain on available-for-sale investments, net of income taxes							$182		182
Stock split effected in the form of a 100% stock dividend	14,913,833	149		(149)					—

Balance December 27, 2003	31,816,860	$318	$18,382	$224,368	1,809,930	$(100,150)	$182	$(585)	$142,515

See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)     Significant Accounting Policies

     Consolidation

      The consolidated financial statements include the accounts of Landstar System, Inc. and its subsidiary Landstar System Holdings, Inc. (“LSHI”). Landstar System, Inc. and its subsidiary are herein referred to as “Landstar” or the “Company.” Significant inter-company accounts have been eliminated in consolidation. The preparation of the consolidated financial statements requires the use of management’s estimates. Actual results could differ from those estimates.

     Fiscal Year

      Landstar’s fiscal year is the 52 or 53 week period ending the last Saturday in December.

     Revenue Recognition

      The Company is the primary obligor with respect to freight delivery and assumes the related credit risk. Accordingly, revenue and the related direct freight expenses of the carrier and multimodal segments are recognized on a gross basis upon completion of freight delivery. Insurance premiums of the insurance segment are recognized over the period earned, which is usually on a monthly basis. Fuel surcharges billed to customers for freight hauled by independent contractors who provide truck capacity to the Company under exclusive lease arrangements (“Independent Contractors”) are excluded from revenue and paid in entirety to the Independent Contractors.

     Insurance Claim Costs

      Landstar provides, primarily on an actuarially determined basis, for the estimated costs of cargo, property, casualty, general liability and workers’ compensation claims both reported and for claims incurred but not reported. Landstar retains liability for individual commercial trucking claims up to $10,000,000 per occurrence. For commercial trucking claims incurred from May 1, 2001 through June 18, 2003, Landstar retains liability up to $5,000,000 per occurrence. For commercial trucking claims incurred prior to May 1, 2001, Landstar retains liability up to $1,000,000 per occurrence. The Company also retains liability for each general liability claim up to $1,000,000 and an additional $5,000,000 in excess of the first $5,000,000 effective June 18, 2003, $250,000 for each workers’ compensation claim and $250,000 for each cargo claim.

     Tires

      Tires purchased as part of trailing equipment are capitalized as part of the cost of the equipment. Replacement tires are charged to expense when placed in service.

     Cash and Cash Equivalents

      Included in cash and cash equivalents are all investments, except those provided for collateral, with an original maturity of 3 months or less.

     Investments

      Investments consist of investment-grade bonds having maturities of up to five years. In 2003, in order to take advantage of shifting economic conditions reflected in the individual investments, the Company changed its investment philosophy from a held-to-maturity to an available-for-sale approach. Accordingly, at December 27, 2003, investments are carried at fair value, with unrealized gains and losses, net of related income taxes, reported as accumulated other comprehensive income. Prior to 2003, investments were

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reported at amortized cost. Short-term investments include the current maturities of the investment grade bonds and $27,354,000 of cash equivalents held at the Company’s insurance segment at December 27, 2003. These short-term investments together with $7,830,000 of the non-current portion of the investment grade bonds included in other assets at December 27, 2003 provided collateral for $37,330,000 of letters of credit issued to guarantee payment of insurance claims. Based upon quoted market prices, unrealized gains on these bonds at December 27, 2003 and December 28, 2002 were $282,000 and $498,000, respectively.

      Investment income represents the earnings on the insurance segment’s assets. Investment income earned from the assets of the insurance segment are included as a component of operating income as the investing activities and earnings thereon comprise a significant portion of the insurance segment’s profitability.

     Operating Property

      Operating property is recorded at cost. Depreciation is provided on a straight-line basis over the estimated useful lives of the related assets. Trailing equipment is being depreciated over 7 years.

     Goodwill

      The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” in the first quarter of fiscal year 2002. SFAS No. 142 eliminated the requirement to amortize goodwill and requires that it be tested for impairment on an annual basis. During the first quarter of 2002, the Company completed the transitional goodwill impairment test and determined that the fair value of each reporting unit exceeded the carrying value of the net assets of each reporting unit. The Company updated its test for impairment for the fiscal year ended December 27, 2003 and determined that the fair value of each reporting unit exceeded the carrying value of the net assets of each reporting unit. Accordingly, no impairment loss was recognized.

      Adoption of SFAS No. 142 resulted in the elimination of goodwill amortization expense beginning with the first quarter of 2002. During 2001, the Company recorded goodwill amortization expense of $1,216,000. Elimination of this amortization expense would have resulted in net income of $44,010,000, or an increase of $0.04 in earnings per share ($0.04 per diluted share), in 2001. The Company has no other intangible assets subject to the provisions of SFAS No. 142.

     Income Taxes

      Income tax expense is equal to the current year’s liability for income taxes and a provision for deferred income taxes. Deferred tax assets and liabilities are recorded for the future tax effects attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using the enacted tax rates expected to be applied to taxable income in the years in which those temporary differences are expected to be recovered or settled.

     Stock-Based Compensation

      The Company has two employee stock option plans and one stock option plan for members of its Board of Directors (the “Plans”). The Company accounts for stock options issued under the Plans pursuant to the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. No stock-based employee compensation is reflected in net income from the Plans, as all options granted under the Plans had an exercise price equal to the fair market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share from the Plans as if the Company had applied the fair value

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation (in thousands, except per share amounts).

	Fiscal Year

	2003	2002	2001

Net income, as reported	$50,700	$49,221	$42,794
Deduct:
Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related income tax benefits	(3,522)	(3,102)	(1,187)

Pro forma net income	$47,178	$46,119	$41,607

Earnings per common share:
As reported	$1.65	$1.52	$1.28
Pro forma	$1.54	$1.43	$1.25
Diluted earnings per share:
As reported	$1.59	$1.47	$1.25
Pro forma	$1.50	$1.40	$1.24

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

      The following table provides a reconciliation of the number of average common shares outstanding used to calculate earnings per share to the number of common shares and common share equivalents outstanding used in calculating diluted earnings per share (in thousands):

	Fiscal Year

	2003	2002	2001

Average number of common shares outstanding	30,729	32,282	33,344
Incremental shares from assumed exercises of stock options	1,191	1,253	840

Average number of common shares and common share equivalents outstanding	31,920	33,535	34,184

      For the fiscal years ended December 27, 2003 and December 29, 2001, there were no options outstanding to purchase shares of common stock excluded from the calculation of diluted earnings per share because of antidilution. For the fiscal year ended December 28, 2002, there were 36,000 options outstanding to purchase shares of common stock excluded from the calculation of diluted earnings per share because they were antidilutive.

(2)     Stock Splits

      On October 15, 2003, Landstar declared a two-for-one stock-split of its common stock to be effected in the form of a 100% stock dividend. Stockholders of record on November 3, 2003 received one additional share of common stock for each share held. The additional shares were distributed on November 13, 2003.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      On July 17, 2002, Landstar declared a two-for-one stock split of its common stock to be effected in the form of a 100% stock dividend. Stockholders of record on August 2, 2002 received one additional share of common stock for each share held. The additional shares were distributed on August 12, 2002.

      Unless otherwise indicated, all share and per share amounts have been restated to give retroactive effect to both stock split transactions.

(3)     Litigation Settlement Agreement

      On September 20, 2001, a suit was filed entitled Gulf Bridge RoRo, Inc. v. Landstar System, Inc., Landstar Logistics, Inc. and Ford Motor Co., Inc. in Federal District Court in Mobile, Alabama. The complaint alleged breach of contract, fraud and tortious interference with contractual business relationships against Landstar System, Inc. and Landstar Logistics, Inc. arising out of a contract between Landstar Logistics, Inc. and the plaintiff involving a trans-Gulf of Mexico roll-on/roll-off shipping venture developed by the plaintiff. The suit made claim for $25,000,000 for damages for breach of contract and $50,000,000 in punitive and other damages related to the fraud and tortious interference claims. Landstar System, Inc. and all of its subsidiaries (“Landstar”) deny all claims made by the plaintiff. In order to avoid the cost of protracted litigation, on September 9, 2003 Landstar entered into a comprehensive settlement agreement with the plaintiffs and the Company’s insurance carrier with respect to all claims asserted in this lawsuit. The total cost incurred, net of insurance recoveries, by Landstar to defend and settle this suit during 2003 was approximately $4,150,000. The settlement component, net of insurance recoveries, was $2,700,000. Net of related income tax benefits these costs reduced Landstar’s net income for 2003 by approximately $2,650,000, or $0.09 per common share ($0.08 per diluted share).

(4)     Comprehensive Income

      The following table includes the components of comprehensive income for the fiscal year ended December 27, 2003. The Company did not have any transactions resulting in comprehensive income in years prior to 2003 (in thousands):

Fiscal Year
2003

Net income	$50,700
Unrealized holding gains on available-for-sale investments, net of income taxes	182

Comprehensive income	$50,882

      The unrealized holding gains on available-for-sale investments represents the mark-to-market adjustment of $282,000, net of the related income taxes of $100,000.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(5)     Income Taxes

      The provisions for income taxes consisted of the following (in thousands):

	Fiscal Year

	2003	2002	2001

Current:
Federal	$25,217	$23,362	$23,636
State	8,537	1,293	1,254

	33,754	24,655	24,890
Deferred:
Federal	3,063	4,273	1,454
State	(5,962)	1,240	322

	(2,899)	5,513	1,776
Non-cash charge in lieu of income taxes			124

Income taxes	$30,855	$30,168	$26,790

      Temporary differences and carryforwards which gave rise to deferred tax assets and liabilities consisted of the following (in thousands):

	Dec. 27, 2003	Dec. 28, 2002

Deferred tax assets:
Receivable valuations	$3,509	$4,092
State net operating loss carryforwards	1,486	1,669
Self-insured claims	3,182	3,023
Other	5,677	5,222

	13,854	14,006
Valuation allowance	(461)	(491)

	$13,393	$13,515

Deferred tax liabilities:
Operating property	$14,321	$13,827
Other	3,338	6,853

	$17,659	$20,680

      At December 27, 2003, the valuation allowance of $461,000 was attributable to deferred state income tax benefits, which primarily represented state operating loss carryforwards at one subsidiary. The valuation allowance and goodwill will be reduced by $433,000 when realization of deferred state income tax benefits becomes likely.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes the differences between income taxes calculated at the federal income tax rate of 35% on income before income taxes and the provisions for income taxes (in thousands):

	Fiscal Year

	2003	2002	2001

Income taxes at federal income tax rate	$28,544	$27,786	$24,354
State income taxes, net of federal income tax benefit	1,674	1,646	1,024
Amortization of goodwill			258
Meals and entertainment exclusion	500	786	892
Other, net	137	(50)	262

Income taxes	$30,855	$30,168	$26,790

      Landstar paid income taxes of $25,506,000 in 2003, $23,540,000 in 2002 and $24,778,000 in 2001.

(6)     Operating Property

      Operating property is summarized as follows (in thousands):

	Dec. 27, 2003	Dec. 28, 2002

Land	$1,999	$1,999
Leasehold improvements	8,476	8,353
Buildings and improvement	8,250	8,168
Trailing equipment	80,355	85,034
Other equipment	27,039	26,061

	126,119	129,615
Less accumulated depreciation and amortization	58,480	52,841

	$67,639	$76,774

      Included above is $51,396,000 in 2003 and $64,278,000 in 2002 of operating property under capital leases, $33,192,000 and $45,465,000, respectively, net of accumulated amortization. Landstar acquired operating property by entering into capital leases in the amount of $16,370,000 in 2002. Landstar did not acquire any property by entering into capital leases in 2003 or 2001.

(7)     Retirement Plan

      Landstar sponsors an Internal Revenue Code section 401(k) defined contribution plan for the benefit of full-time employees who have completed one year of service. Eligible employees make voluntary contributions up to 75% of their base salary, subject to certain limitations. Landstar contributes an amount equal to 100% of the first 3% and 50% of the next 2% of such contributions, subject to certain limitations.

      The expense for the Company-sponsored defined contribution plan was $1,127,000 in 2003, $1,093,000 in 2002 and $1,090,000 in 2001.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(8)     Debt

      Long-term debt is summarized as follows (in thousands):

	Dec. 27, 2003	Dec. 28, 2002

Capital leases	$21,456	$33,360
Revolving credit facility	70,000	44,000

	91,456	77,360
Less current maturities	9,434	12,123

Total long-term debt	$82,022	$65,237

      On December 20, 2001, Landstar renegotiated its existing Credit Agreement with a syndicate of banks and JPMorgan Chase Bank, as administrative agent (the “Third Amended and Restated Credit Agreement”). The Third Amended and Restated Credit Agreement provides $175,000,000 of borrowing capacity in the form of a revolving credit facility, $50,000,000 of which may be utilized in the form of letter of credit guarantees. The Third Amended and Restated Credit Agreement expires on January 5, 2005.

      Borrowings under the Third Amended and Restated Credit Agreement bear interest at rates equal to, at the option of Landstar, either (i) the greatest of (a) the prime rate as publicly announced from time to time by JPMorgan Chase Bank, (b) the three month CD rate adjusted for statutory reserves and FDIC assessment costs plus 1% and (c) the federal funds effective rate plus  1/2%, or, (ii) the rate at the time offered to JPMorgan Chase Bank in the Eurodollar market for amounts and periods comparable to the relevant loan plus a margin that is determined based on the level of the Company’s Leverage Ratio, as defined in the Third Amended and Restated Credit Agreement. The margin is subject to an increase of .125% if the aggregate amount outstanding under the Third Amended and Restated Credit Agreement exceeds 50% of the total borrowing capacity. As of December 27, 2003, the margin was equal to 87.5/100 of 1%. The unused portion of the Third Amended and Restated Credit Agreement carries a commitment fee determined based on the level of the Company’s Leverage Ratio, as therein defined. As of December 27, 2003, the commitment fee for the unused portion of the Third Amended and Restated Credit Agreement was 0.25%. At December 27, 2003, the weighted average interest rate on borrowings outstanding under the Third Amended and Restated Credit Agreement was 2.02%. Based on the borrowing rates in the Third Amended and Restated Credit Agreement and the repayment terms, the fair value of the outstanding borrowings under the Third Amended and Restated Credit Agreement was estimated to approximate carrying value.

      The Third Amended and Restated Credit Agreement contains a number of covenants that limit, among other things, the incurrence of additional indebtedness, the incurrence of operating or capital lease obligations and the purchase of operating property. The Third Amended and Restated Credit Agreement also requires Landstar to meet certain financial tests. Landstar is required to, among other things, maintain minimum levels of Net Worth, as defined in the Third Amended and Restated Credit Agreement, and Interest and Fixed Charge Coverages, as therein defined. Under the most restrictive covenant, Interest Coverage, earnings before interest and taxes exceeded the required minimum by approximately $70,000,000 for the fiscal year ended December 27, 2003.

      The Third Amended and Restated Credit Agreement provides for an event of default related to a person or group acquiring 25% or more of the outstanding capital stock of the Company or obtaining the power to elect a majority of the Company’s directors.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Borrowings under the Third Amended and Restated Credit Agreement are unsecured, however, Landstar System, Inc. and all but one of LSHI’s subsidiaries guarantee LSHI’s obligations under the Third Amended and Restated Credit Agreement.

      The amount outstanding on the Third Amended and Restated Credit Agreement is due and payable on January 5, 2005. There are no other installments of long-term debt, excluding capital lease obligations, maturing in the next five years.

      Landstar paid interest of $3,475,000 in 2003, $4,480,000 in 2002 and $7,874,000 in 2001.

(9)     Leases

      The future minimum lease payments under all noncancelable leases at December 27, 2003, principally for trailing equipment and the Company’s headquarters facility in Jacksonville, Florida, are shown in the following table (in thousands):

	Capital	Operating
	Leases	Leases

2004	$10,277	$5,371
2005	5,894	5,489
2006	3,586	5,287
2007	3,140	4,687
2008		4,421
Thereafter		12,297

	22,897	$37,552

Less amount representing interest (3.6% to 8.3%)	1,441

Present value of minimum lease payments	$21,456

      Total rent expense, net of sublease income, was $18,125,000 in 2003, $19,250,000 in 2002 and $19,976,000 in 2001.

(10)     Stock Compensation Plans

      All of the share and per share amounts that follow have been adjusted, unless indicated otherwise, to reflect a two-for-one stock split effected in the form of a 100% stock dividend distributed on November 13, 2003 to stockholders of record on November 3, 2003 and a two-for-one stock split effected in the form of a 100% stock dividend distributed on August 12, 2002 to stockholders of record on August 2, 2002.

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

      Under the 1993 Stock Option Plan, as amended, the Compensation Committee of the Board of Directors was authorized to grant options to Company employees to purchase up to 4,460,000 shares of common stock. Under the 2002 Employee Stock Option Plan, the Compensation Committee of the Board of Directors was authorized to grant options to Company employees to purchase up to 3,200,000 shares of

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

common stock. Under the 1994 Directors Stock Option Plan, as amended (the “DSOP”), options to purchase up to 420,000 shares of common stock were authorized to be granted to outside members of the Board of Directors upon election or re-election to the Board of Directors. Effective May 15, 2003, no further grants will be made under the DSOP. Also, no further grants will be made under the 1993 Stock Option Plan as it has expired.

      Options granted under the Plans become exercisable in either three or five equal annual installments commencing on the first anniversary of the date of grant, subject to acceleration in certain circumstances, and expire on the tenth anniversary of the date of grant. Under the Plans, the exercise price of each option equals the fair market price of the Company’s common stock on the date of grant. At December 27, 2003, there were 5,196,342 shares of the Company’s common stock reserved for issuance upon exercise of options granted and to be granted under the Plans and 97,000 shares reserved for issuance under the 2003 Directors’ Stock Compensation Plan.

      Information regarding the Company’s stock option plans is as follows:

	Options Outstanding		Options Exercisable

		Weighted Average		Weighted Average
		Exercise Price		Exercise Price
	Shares	Per Share	Shares	Per Share

Options at December 30, 2000	2,019,600	$9.05	848,240	$7.80
Granted	792,400	$16.51
Exercised	(379,840)	$7.60
Forfeited	(186,080)	$12.56

Options at December 29, 2001	2,246,080	$11.64	830,720	$8.61
Granted	828,000	$18.44
Exercised	(327,040)	$7.83

Options at December 28, 2002	2,747,040	$14.14	930,876	$10.58
Granted	492,600	$28.11
Exercised	(948,778)	$11.15
Forfeited	(11,200)	$21.44

Options at December 27, 2003	2,279,662	$18.37	664,102	$14.21

      The following table summarizes stock options outstanding at December 27, 2003:

	Options Outstanding			Options Exercisable

	Number	Weighted Average	Weighted Average	Number	Weighted Average
	Outstanding	Remaining Contractual	Exercise Price	Exercisable	Exercise Price
Range of Exercise Prices Per Share	Dec. 27, 2003	Life (years)	Per Share	Dec. 27, 2003	Per Share

$ 7.0275 - $14.2227	480,022	5.5	$10.49	299,862	$10.14
$14.2228 - $18.0963	1,275,040	7.7	$17.39	352,240	$17.28
$18.0964 - $30.9025	524,600	9.0	$27.96	12,000	$25.95

	2,279,662	7.5	$18.37	664,102	$14.21

      The fair value of each option grant on its grant date was calculated using the Black-Scholes option pricing model with the following assumptions for grants made in 2003, 2002 and 2001: risk-free interest rate of 3.5% in 2003 and 2002 and 5.0% in 2001, expected lives of 5 years and no dividend yield. The expected volatility used in calculating the fair market value of stock options granted was 40% in 2003,

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2002 and 2001. The weighted average grant date fair value of stock options granted was $11.34, $7.44 and $7.08 per share in 2003, 2002 and 2001, respectively.

(11)     Shareholders’ Equity

      On May 15, 2003, the Company announced that it had been authorized by its Board of Directors to purchase up to 1,000,000 shares of its common stock, (not adjusted for the stock split declared on October 15, 2003) from time to time in the open market and in privately negotiated transactions. On December 4, 2003, the Company announced that it had been authorized by it’s Board of Directors to purchase up to an additional 1,000,000 shares of its common stock from time to time in the open market and in privately negotiated transactions.

      During 2003, Landstar purchased 1,255,051 shares of its common stock (not adjusted for the stock split declared on October 15, 2003) at a total cost of $73,844,000 pursuant to its previously announced stock purchase programs. The Company did not purchase any shares of its common stock under the programs during the period from September 27, 2003, the end of the Company’s third fiscal quarter, to December 27, 2003, the end of the Company’s fourth fiscal quarter. As of December 27, 2003, Landstar may purchase an additional 1,380,140 shares of its common stock under its authorized stock purchase programs.

      At the May 15, 2003 annual meeting of shareholders, the shareholders of the Company approved an amendment to Article IV of the Company’s Restated Certificate of Incorporation to increase the number of authorized shares of the Company’s common stock from 20,000,000 shares to 50,000,000 shares.

      During 1998, the Company established an employee stock option loan program. Under the terms of the program, the Company provided employees financing in order for them to exercise fully vested stock options. The loans are full recourse with the principal repayable in lump sum on the fifth anniversary of the loan. During 2002 and 2001, $92,000 and $1,098,000 of such loans were issued, respectively. Effective May 1, 2002, the Company ceased making loans under the employee stock option loan program and terminated the program with respect to future stock option exercises.

      The Company has 2,000,000 shares of preferred stock authorized and unissued.

(12)     Segment Information

      The Company has three reportable business segments. These are the carrier, multimodal and insurance segments. The carrier segment provides truckload transportation for a wide range of general commodities over irregular routes with its fleet of dry and specialty vans and unsided trailers, including flatbed, drop deck and specialty. It also provides short-to-long haul movement of containers by truck, dedicated power-only truck capacity and truck brokerage. The carrier segment markets its services primarily through independent commission sales agents and utilizes tractors provided by independent contractors who provide truck capacity to the Company under exclusive lease arrangements (the “Independent Contractors”) and other third party truck capacity providers. Transportation services provided by the multimodal segment include the arrangement of intermodal moves, contract logistics, truck brokerage and emergency and expedited ground and air freight. The multimodal segment markets its services through independent commission sales agents and primarily utilizes capacity provided by Independent Contractors and other third party capacity providers, including truck brokerage carriers, railroads and air cargo carriers. The nature of the carrier and multimodal segments’ business is such that a significant portion of their operating costs varies directly with revenue. The insurance segment provides risk and claims management services to Landstar’s operating subsidiaries. In addition, it reinsures certain property, casualty and occupational accident risks of certain Independent Contractors and provides certain property and casualty insurance directly to Landstar’s operating subsidiaries.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates a segment’s performance based on operating income.

      Internal revenue for transactions between the carrier and multimodal segments is based on quoted rates which are believed to approximate the cost that would have been incurred had similar services been obtained from an unrelated third party. Internal revenue for premiums billed by the insurance segment to the carrier and multimodal segments is calculated each fiscal period based on an actuarial calculation of historical loss experience and is believed to approximate the cost that would have been incurred by the carrier and multimodal segments had similar insurance been obtained from an unrelated third party.

      No single customer accounts for more than 10% of consolidated revenue. However, during 2003 approximately 10% of the Company’s revenue was attributable to the automotive industry. In addition, one agent in the multimodal segment contributed approximately $120,000,000 of the Company’s revenue in 2003. Substantially all of the Company’s revenue is generated in the United States.

      The following tables summarize information about the Company’s reportable business segments as of and for the fiscal years ending December 27, 2003, December 28, 2002 and December 29, 2001 (in thousands):

	Carrier	Multimodal	Insurance	Other	Total

2003
External revenue	$1,227,171	$341,241	$28,159		$1,596,571
Internal revenue	20,852	4,300	32,442		57,594
Investment income			1,220		1,220
Interest and debt expense				$3,240	3,240
Depreciation and amortization	8,728	272		3,736	12,736
Operating income	94,303	6,403	21,227	(37,138)	84,795
Expenditures on long-lived assets	2,652	712		2,193	5,557
Goodwill	20,496	10,638			31,134
Total assets	254,606	70,607	64,363	48,881	438,457

2002
External revenue	$1,178,263	$300,716	$27,576		$1,506,555
Internal revenue	23,703	2,483	29,860		56,046
Investment income			1,950		1,950
Interest and debt expense				$4,292	4,292
Depreciation and amortization	7,546	126		3,848	11,520
Operating income	87,777	7,793	22,754	(34,643)	83,681
Expenditures on long-lived assets	329			4,092	4,421
Goodwill	20,496	10,638			31,134
Capital lease additions	16,370				16,370
Total assets	241,068	59,571	70,198	29,911	400,748

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Carrier	Multimodal	Insurance	Other	Total

2001
External revenue	$1,098,268	$270,849	$23,654		$1,392,771
Internal revenue	28,587	2,367	27,313		58,267
Investment income			3,567		3,567
Interest and debt expense				$6,802	6,802
Depreciation and amortization	8,382	783		4,378	13,543
Operating income	76,105	5,343	30,644	(35,706)	76,386
Expenditures on long-lived assets	2,994	159		2,290	5,443
Goodwill	20,496	10,638			31,134
Total assets	234,164	47,795	46,440	36,252	364,651

(13)     Commitments and Contingencies

      At December 27, 2003, in addition to the $37,330,000 of letters of credit secured by investments, Landstar had $9,580,000 of letters of credit outstanding under the Company’s revolving credit facility.

      On November 1, 2002, the Owner Operator Independent Drivers Association, Inc. (“OOIDA”) and six individual Independent Contractors filed a putative class action suit in the Federal District Court in Jacksonville, Florida, against the Company. The suit alleges that certain aspects of the Company’s motor carrier leases with owner operators violate the federal leasing regulations. OOIDA seeks injunctive relief, an unspecified amount of damages and attorney’s fees. On December 16, 2002, the Company filed a Motion to Dismiss and, with respect to all of the leases that contain arbitration clauses, a Motion to Stay and Compel Arbitration. On September 30, 2003, the Federal District Court issued an Order denying the Company’s Motion to Stay and Compel Arbitration. The Company initially appealed this decision but, due to recent relevant legal developments, has filed a motion seeking to dismiss the appeal. Assuming the motion to dismiss the appeal is granted, the case will proceed in the Federal District Court rather than in arbitration. At the request of the Company, the district court has granted a stay with respect to all proceedings in its court related to the claims of all Plaintiffs except one plaintiff (whose claims were not subject to the arbitration motion because his lease lacked an arbitration clause) pending disposition of the appeal. The Federal District Court has yet to issue a ruling on Landstar’s Motion to Dismiss or on the issue of class certification. Due to a number of factors, including the lack of specificity in the plaintiff’s complaint, the early stage of this litigation and the lack of litigated final judgments in a number of similar pending cases or otherwise applicable precedent, Landstar does not believe it is in a position to conclude whether or not there is a reasonable possibility of an adverse outcome in this case, or what damages, if any, the plaintiffs would be awarded should they prevail on all or any part of their claims. However, Landstar believes it has meritorious defenses to this litigation and intends to continue defending it vigorously. Landstar also believes that it treats its Independent Contractors fairly and in a manner which reflects the important role they play in the Company’s operations.

      The Company is involved in certain other claims and pending litigation arising from the normal conduct of business. Based on knowledge of the facts and, in certain cases, opinions of outside counsel, management believes that adequate provisions have been made for probable losses with respect to the resolution of all such other claims and pending litigation and that the ultimate outcome, after provisions thereof, will not have a material adverse effect on the financial condition of the Company, but could have a material effect on the results of operations in a given quarter or year.

INDEPENDENT AUDITORS’ REPORT

Landstar System, Inc. and Subsidiary

The Board of Directors and Shareholders
Landstar System, Inc.:

      We have audited the accompanying consolidated balance sheets of Landstar System, Inc. and subsidiary as of December 27, 2003 and December 28, 2002, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for the fiscal years ended December 27, 2003, December 28, 2002 and December 29, 2001. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Landstar System, Inc. and subsidiary as of December 27, 2003 and December 28, 2002, and the results of their operations and their cash flows for the fiscal years ended December 27, 2003, December 28, 2002 and December 29, 2001 in conformity with accounting principles generally accepted in the United States of America.

      As discussed in Note 1 to the consolidated financial statements, effective December 30, 2001, Landstar System, Inc. and subsidiary adopted the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”.

/s/ KPMG LLP

Jacksonville, Florida

February 27, 2004

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

QUARTERLY FINANCIAL DATA

(Dollars in thousands, except per share amounts)
(Unaudited)

	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter
	2003	2003(1)	2003	2003

Revenue	$433,997	$406,772	$390,084	$365,718

Operating income	$25,176	$19,963	$22,566	$17,090

Income before income taxes	$24,336	$19,107	$21,792	$16,320
Income taxes	9,188	7,280	8,226	6,161

Net income	$15,148	$11,827	$13,566	$10,159

Earnings per common share(2,3)	$0.51	$0.39	$0.43	$0.32

Diluted earnings per share(2,3)	$0.49	$0.38	$0.42	$0.31

	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter
	2002	2002	2002	2002

Revenue	$393,986	$385,660	$391,216	$335,693

Operating income	$24,191	$23,451	$20,999	$15,040

Income before income taxes	$23,417	$22,485	$19,755	$13,732
Income taxes	8,899	8,544	7,507	5,218

Net income	$14,518	$13,941	$12,248	$8,514

Earnings per common share(2,3)	$0.46	$0.43	$0.38	$0.26

Diluted earnings per share(2,3)	$0.44	$0.41	$0.36	$0.25

(1)	Includes a pre-tax charge of $4,150 to defend and settle the Gulf Bridge RoRo, Inc. litigation. After deducting related income tax benefits of $1,500, the litigation reduced net income by $2,650, or $0.09 per common share ($0.08 per diluted share).

(2)	Due to the changes in the number of average common shares and common stock equivalents outstanding during the year, the sum of earnings per share amounts for each quarter do not necessarily add to the earnings per share amounts for the full year.

(3)	All earnings per share amounts have been restated to give retroactive effect to a two-for-one stock split effected in the form of a 100% stock dividend declared October 15, 2003 and a two-for-one stock split effected in the form of a 100% stock dividend declared July 17, 2002.

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Shareholders

Landstar System, Inc.:

      Under date of February 27, 2004, we reported on the consolidated balance sheets of Landstar System, Inc. and subsidiary as of December 27, 2003 and December 28, 2002, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for the fiscal years ended December 27, 2003, December 28, 2002 and December 29, 2001, as contained in the 2003 annual report to shareholders. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedules as listed in Item 15(a)(2). These financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

      In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Jacksonville, Florida

February 27, 2004

LANDSTAR SYSTEM, INC.

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT

PARENT COMPANY ONLY BALANCE SHEET INFORMATION
(Dollars in thousands, except per share amounts)

	Dec. 27,	Dec. 28,
	2003	2002

ASSETS
Investment in Landstar System Holdings, Inc., net of advances	$142,515	$149,093

Total assets	$142,515	$149,093

LIABILITIES AND SHAREHOLDERS’ EQUITY
Shareholders’ equity:
Common stock, $.01 par value, authorized 50,000,000 and 20,000,000 shares, issued 31,816,860 and 16,337,506	$318	$163
Additional paid-in capital	18,382	2,609
Retained earnings	224,368	173,817
Cost of 1,809,930 and 554,879 shares of common stock in treasury	(100,150)	(26,306)
Accumulated other comprehensive income	182
Notes receivable arising from exercise of stock options	(585)	(1,190)

Total shareholders’ equity	$142,515	$149,093

Total liabilities and shareholders’ equity	$142,515	$149,093

LANDSTAR SYSTEM, INC.

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT

PARENT COMPANY ONLY STATEMENT OF INCOME INFORMATION
(Dollars in thousands, except per share amounts)

	Fiscal Years Ended

	Dec. 27,	Dec. 28,	Dec. 29,
	2003	2002	2001

Equity in undistributed earnings of Landstar System Holdings, Inc.	$50,773	$49,309	$42,838
Income taxes	73	88	44

Net income	$50,700	$49,221	$42,794

Earnings per common share(1)	$1.65	$1.52	$1.28

Diluted earnings per share(1)	$1.59	$1.47	$1.25

Average number of shares outstanding
Earnings per common share(1)	30,729,000	32,282,000	33,344,000

Diluted earnings per share(1)	31,920,000	33,535,000	34,184,000

(1)	All earnings per share amounts and average number of shares outstanding have been restated to give retroactive effect to a two-for-one stock split effected in the form of a 100% stock dividend declared October 15 , 2003 and a two-for-one stock split effected in the form of a 100% stock dividend declared July 17, 2002.

LANDSTAR SYSTEM, INC.

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT

PARENT COMPANY ONLY STATEMENT OF CASH FLOWS INFORMATION
(Dollars in thousands)

	Fiscal Years Ended

	Dec. 27,	Dec. 28,	Dec. 29,
	2003	2002	2001

Operating Activities
Net income	$50,700	$49,221	$42,794
Adjustments to reconcile net income to net cash used by operating activities
Tax benefit on non-qualified stock option exercises	5,110	1,404	825
Equity in undistributed earnings of Landstar System Holdings, Inc.	(50,773)	(49,309)	(42,838)

Net Cash Provided By Operating Activities	5,037	1,316	781

Investing Activities
Additional investments in and advances from Landstar System Holdings, Inc., net	57,618	17,656	33,257

Net Cash Provided By Investing Activities	57,618	17,656	33,257

Financing Activities
Proceeds from repayment of notes receivable arising from exercises of stock options	605	4,867	1,372
Proceeds from exercises of stock options	10,584	2,467	1,789
Purchases of common stock	(73,844)	(26,306)	(37,199)

Net Cash Used By Financing Activities	(62,655)	(18,972)	(34,038)

Change in cash	0	0	0
Cash at beginning of period	0	0	0

Cash at end of period	$0	$0	$0

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

For the Fiscal Year Ended December 27, 2003
(Dollars in thousands)

COL A	COL B	COL C		COL D	COL E

		Additions

			Charged to
	Balance at	Charged to	Other	Deductions	Balance at
	Beginning of	Costs and	Accounts	Describe	End of
	Period	Expenses	Describe	(A)	Period

Description
Allowance for doubtful accounts:
Deducted from trade receivables	$3,953	$2,401		$(2,944)	$3,410
Deducted from other receivables	5,331	2,674		(3,928)	4,077
Deducted from other non-current receivables	230	19		(5)	244

	$9,514	$5,094		$(6,877)	$7,731

(A)	Write-offs, net of recoveries.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

For the Fiscal Year Ended December 28, 2002
(Dollars in thousands)

COL A	COL B	COL C		COL D	COL E

		Additions

			Charged to
	Balance at	Charged to	Other	Deductions	Balance at
	Beginning	Costs and	Accounts	Describe	End of
	of Period	Expenses	Describe	(A)	Period

Description
Allowance for doubtful accounts:
Deducted from trade receivables	$4,416	$3,936		$(4,399)	$3,953
Deducted from other receivables	4,740	3,576		(2,985)	5,331
Deducted from other non-current receivables	228	2			230

	$9,384	$7,514		$(7,384)	$9,514

(A)	Write-offs, net of recoveries.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

For the Fiscal Year Ended December 29, 2001
(Dollars in thousands)

COL A	COL B	COL C		COL D	COL E

		Additions

			Charged to
	Balance at	Charged to	Other	Deductions	Balance at
	Beginning	Costs and	Accounts	Describe	End of
	of Period	Expenses	Describe	(A)	Period

Description
Allowance for doubtful accounts:
Deducted from trade receivables	$4,450	$4,384		$(4,418)	$4,416
Deducted from other receivables	5,089	3,958		(4,307)	4,740
Deducted from other non-current receivables	1,816	(189)		(1,399)	228

	$11,355	$8,153		$(10,124)	$9,384

(A)	Write-offs, net of recoveries.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

Item 9a.	Controls and Procedures

      As of the end of the period covered by this Annual Report on Form 10-K, an evaluation was carried out, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended). Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of December 27, 2003 to provide reasonable assurance that information required to be disclosed by the Company in reports that it filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

      In designing and evaluating the disclosure controls and procedures, Company management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Because of the inherent limitation in any control system, no evaluation or implementation of a control system can provide complete assurance that all control issues and all possible instances of fraud have been or will be detected.

      There were no significant changes in the Company’s internal controls over financial reporting during the Company’s fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10.	Directors and Executive Officers of the Registrant

      The information required by this Item concerning the Directors (and nominees for Directors) and Executive Officers of the Company is set forth under the captions “Election of Directors,” “Directors of the Company,” “Information Regarding Board of Directors and Committees,” and “Executive Officers of the Company” and “Compliance with Section 16(a) of the Securities Exchange Act of 1934” in the Company’s definitive Proxy Statement for its annual meeting of shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, and is incorporated herein by reference. The information required by this Item concerning Director Independence, the Company’s Audit Committee and the Audit Committee’s Financial Expert is set forth under the caption “Information Regarding Board of Directors and Committees” and “Report of the Audit Committee” in the Company’s definitive Proxy Statement for its annual meeting of shareholders filed with the Securities and Exchange Commission pursuant to Regulation 14A, and is incorporated herein by reference.

      The Company has adopted a Code of Ethics that applies to each of its directors and employees, including its CEO, President and COO and CFO. The Code of Ethics is available on the Company’s website at www.landstar.com.

Item 11.	Executive Compensation

      The information required by this Item is set forth under the captions “Compensation of Directors and Executive Officers,” “Summary Compensation Table,” “Number of Securities Underlying Options Granted”, “Aggregated Options Exercised in Last Fiscal Year and Fiscal Year-End Option Value,” “Fiscal Year-End Option Values,” “Report of the Compensation Committee on Executive Compensation,” “Performance Comparison” and “Key Executive Employment Protection Agreements” in the Company’s definitive Proxy Statement for its annual meeting of shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      The information required by this Item pursuant to Item 201(d) of Regulation S-K is set forth under the caption “Market for Registrants Common Equity and Related Stockholder Matters” in Part II, Item 5 of this report, in the chart on page 10, and is incorporated by reference herein.

      The information required by this Item pursuant to Item 403 of Regulation S-K is set forth under the caption “Security Ownership by Management and Others” and “Equity Compensation Plan Information” in the Company’s definitive Proxy Statement for its annual meeting of shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions

      The information required by this Item is set forth under the caption “Indebtedness of Management” in the Company’s definitive Proxy Statement for its annual meeting of shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

      The information required by this item is set forth under the caption “Report of the Audit Committee” and “Ratification of Appointment of Independent Auditors” in the Company’s definitive Proxy Statement for its annual meeting of shareholders filed with the Securities and Exchange Commission pursuant to Regulation 14A, and is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a)(1) Financial Statements and Supplementary Data

      (2) Financial Statement Schedules

      The report of the Company’s independent public accountants with respect to the financial statement schedules listed below appears on page 44 of this Annual Report on Form 10-K.

Schedule
Number	Description	Page

I	Condensed Financial Information of Registrant Parent Company Only Balance Sheet Information	45
I	Condensed Financial Information of Registrant Parent Company Only Statement of Income Information	46
I	Condensed Financial Information of Registrant Parent Company Only Statement of Cash Flows Information	47
II	Valuation and Qualifying Accounts For the Fiscal Year Ended December 27, 2003	48
II	Valuation and Qualifying Accounts For the Fiscal Year Ended December 28, 2002	49
II	Valuation and Qualifying Accounts For the Fiscal Year Ended December 29, 2001	50

      All other financial statement schedules not listed above have been omitted because the required information is included in the consolidated financial statements or the notes thereto, or is not applicable or required.

      (3) Exhibits

Exhibit
No.	Description

(2)	Plan of acquisition, reorganization, arrangement, liquidation or succession
2.1	Asset Purchase Agreement by and between Landstar Poole, Inc. as the seller, and Landstar System, Inc., as the guarantor, and Schneider National, Inc., as the purchaser, dated as of July 15, 1998. (Incorporated by reference to Exhibit 2.1 to the Registrant’s Quarterly Report on Form 10-K for the quarter ended June 27, 1998 (Commission File No. 0-21238))
(3)	Articles of Incorporation and By-Laws:
3.1	Amended and Restated Certificate of Incorporation of the Company dated February 9, 1993, Certificate of Designation of Junior Participating Preferred Stock dated February 10, 1993 and Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company dated May 29, 2003. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2003 (Commission File No. 0-21238))
3.2	The Company’s Bylaws, as amended and restated on February 9, 1993. (Incorporated by reference to Exhibit 3 to the Registrant’s Registration Statement on Form S-1 (Registration No. 33-57174))
(4)	Instruments defining the rights of security holders, including indentures:
4.1	Specimen of Common Stock Certificate. (Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 33-57174))
4.2	Rights Agreement, dated as of February 10, 1993, between the Company and Chemical Bank, as Rights Agent. (Incorporated by reference to Exhibit 4.14 of Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 33-57174))
4.3	The Company agrees to furnish copies of any instrument defining the rights of holders of long-term debt of the Company and its respective consolidated subsidiaries that does not exceed 10% of the total assets of the Company and its respective consolidated subsidiaries to the Securities and Exchange Commission upon request.
4.4	First Amendment of the Rights Agreement, dated December 22, 2000, between the Company and Mellon Investor Services, LLC, as successor by merger to Chemical Bank (Incorporated by reference to Exhibit 2 to the Registrant’s Form 8-A/A filed on December 22, 2000 (Commission File No. 0-21238))

Exhibit
No.		Description

4.5		Third Amended and Restated Credit Agreement, dated December 20, 2001, among LSHI, Landstar, the lenders named therein and JPMorgan Chase Bank as administrative agent (including exhibits and schedules thereto). (Incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed on December 21, 2001 (Commission File No. 0-21238))
(10)		Material contracts:
10	.1+	Landstar System, Inc. 1993 Stock Option Plan. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1. (Registration No. 33-67666))
10	.2+*	Form of Indemnification Agreement between the Company and each of the directors and executive officers of the Company.
10	.3+	LSHI Management Incentive Compensation Plan. (Incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 25, 1993. (Commission File No. 0-21238))
10	.4+	Landstar System, Inc. 1994 Director’s Stock Option Plan. (Incorporated by reference to Exhibit 99 to the Registrant’s Registration Statement on Form S-8 filed July 5, 1995. (Registration No. 33-94304))
10	.5+	Form of Key Executive Employment Protection Agreement dated January 30, 1998 between Landstar System, Inc. and each of Jeffrey C. Crowe, Henry H. Gerkens, Robert C. LaRose, Gary W. Hartter and James R. Hertwig (Incorporated by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 27, 1997 (Commission File No. 0-21238))
10	.6+	Amendment to Key Executive Employment Protection Agreement, dated August 7, 2002, between Landstar System, Inc. and Jeffrey C. Crowe. (Incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 28, 2002 (Commission File No. 0-21238))
10	.7+	Amendment to Key Executive Employment Protection Agreement, dated August 7, 2002, between Landstar System, Inc. and Henry H. Gerkens (Incorporated by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 28, 2002 (Commission File No. 0-21238))
10	.8+	Amendment to Key Executive Employment Protection Agreement, dated August 7, 2002, between Landstar System, Inc. and Robert C. LaRose (Incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 28, 2002 (Commission File No. 0-21238))
10	.9+	Amendment to Key Executive Employment Protection Agreement, dated August 7, 2002, between Landstar System, Inc. and Gary W. Hartter (Incorporated by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 28, 2002 (Commission File No. 0-21238))
10	.10+	Amendment to Key Executive Employment Protection Agreement, dated August 7, 2002, between Landstar System, Inc. and James R. Hertwig (Incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 28, 2002 (Commission File No. 0-21238))
10	.11+	Amendment to the Landstar System, Inc. 1993 Stock Option Plan (Incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 27, 1997 (Commission File No. 0-21238))
10	.12+	Form of Promissory Notes between the Company and certain directors, executive officers and management of the Company. (Incorporated by reference to exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 30, 2000 (Commission File No. 0-21238))
10	.13+	First Amendment to the Landstar System, Inc. 1994 Directors Stock Option Plan (Incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 30, 2000 (Commission File No. 0-21238))

Exhibit
No.		Description

10	.14+	Second Amendment to the Landstar System, Inc. 1994 Directors Stock Option Plan (Incorporated by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 30, 2000 (Commission File No. 0-21238))
10	.15+	Landstar System, Inc. 2002 Employee Stock Option Plan (Incorporated by reference to Exhibit A to the Registrant’s Definitive Proxy Statement filed on March 22, 2002 (Commission File No. 0-21238))
10	.16+	Landstar System, Inc. Executive Incentive Compensation Plan (Incorporated by reference to Exhibit B to the Registrant’s Definitive Proxy Statement filed on March 22, 2002 (Commission File No. 0-21238))
10	.17+	Letter Agreement, dated July 2, 2002 from Jeffrey C. Crowe to Henry H. Gerkens. (Incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 28, 2002 (Commission File No. 0-21238))
10	.18+	Directors Stock Compensation Plan, dated May 15, 2003 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2003 (Commission File No. 0-21238))
(21)		Subsidiaries of the Registrant:
21	.1*	List of Subsidiary Corporations of the Registrant
(23)		Consents of experts and counsel:
23	.1*	Consent of KPMG LLP as Independent Auditors of the Registrant
(24)		Power of attorney:
24	.1*	Powers of Attorney
(31)		Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002:
31	.1*	Chief Executive Officer certification, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2*	Chief Financial Officer certification, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32)		Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002:
32	.1**	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2**	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	management contract or compensatory plan or arrangement

*	Filed herewith.

**	Furnished herewith.

      THE COMPANY WILL FURNISH, WITHOUT CHARGE, TO ANY SHAREHOLDER OF THE COMPANY WHO SO REQUESTS IN WRITING, A COPY OF ANY EXHIBITS, AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION. ANY SUCH REQUEST SHOULD BE DIRECTED TO LANDSTAR SYSTEM, INC., ATTENTION: INVESTOR RELATIONS, 13410 SUTTON PARK DRIVE SOUTH, JACKSONVILLE, FLORIDA 32224.

      (b) The Company’s Form 8-K filed with the Securities and Exchange Commission on October 16, 2003 disclosed details of the stock split declared on October 15, 2003 and furnished the Company’s third quarter 2003 earnings release.

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

Date: March 4, 2004

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JEFFREY C. CROWE Jeffrey C. Crowe	Chairman of the Board and Chief Executive Officer; Principal Executive Officer	March 4, 2004

/s/ HENRY H. GERKENS Henry H. Gerkens	Director, President and Chief Operating Officer	March 4, 2004

/s/ ROBERT C. LAROSE Robert C. LaRose	Vice President, Chief Financial Officer and Secretary; Principal Accounting Officer	March 4, 2004

* David G. Bannister	Director	March 4, 2004

* Ronald W. Drucker	Director	March 4, 2004

* Merritt J. Mott	Director	March 4, 2004

* William S. Elston	Director	March 4, 2004

Signature	Title	Date

* Diana M. Murphy	Director	March 4, 2004

By: /s/ ROBERT C. LAROSE Robert C. LaRose Attorney In Fact*