Form 10-Q
period 2004-03-27
LANDSTAR SYSTEM INC
filed 2004-04-30
CIK 853816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 27, 2004

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number:	0-21238

LANDSTAR SYSTEM, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	06-1313069 (I.R.S. Employer Identification No.)

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
Yes [ X ] No [     ]

The number of shares of the registrant’s Common Stock, par value $0.01 per share, outstanding as of the close of business on April 23, 2004 was 29,802,172.

PART I
FINANCIAL INFORMATION
Index
Item 1
Consolidated Balance Sheets as of March 27, 2004 and December 27, 2003
Consolidated Statements of Income for the Thirteen Weeks Ended March 27, 2004 and March 29, 2003
Consolidated Statements of Cash Flows for the Thirteen Weeks Ended March 27, 2004 and March 29, 2003
Consolidated Statement of Changes in Shareholders’ Equity for the Thirteen Weeks Ended March 27, 2004
Notes to Consolidated Financial Statements
Item 2
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3
Quantitative and Qualitative Disclosures About Market Risk
Item 4
Controls and Procedures
Exhibit Index
Sec. 302 Certification of Chief Executive Officer
Sec. 302 Certification of Chief Financial Officer
Sec. 906 Certification of Chief Executive Officer
Sec. 906 Certification of Chief Financial Officer

Item 1. Financial Statements

The interim consolidated financial statements contained herein reflect all adjustments (all of a normal, recurring nature) which, in the opinion of management, are necessary for a fair statement of the financial condition, results of operations, cash flows and changes in shareholders’ equity for the periods presented. They have been prepared in accordance with Rule 10-01 of Regulation S-X and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the thirteen weeks ended March 27, 2004 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 25, 2004.

These interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s 2003 Annual Report on Form 10-K.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)
(Unaudited)

	March 27,	Dec. 27,
	2004	2003
ASSETS
Current Assets
Cash and cash equivalents	$48,476	$42,640
Short-term investments	29,311	30,890
Trade accounts receivable, less allowance of $3,499 and $3,410	221,116	219,039
Other receivables, including advances to independent contractors, less allowance of $5,223 and $4,077	18,837	13,196
Deferred income taxes and other current assets	15,415	14,936

Total current assets	333,155	320,701

Operating property, less accumulated depreciation and amortization of $58,989 and $58,480	66,289	67,639
Goodwill	31,134	31,134
Other assets	15,836	18,983

Total assets	$446,414	$438,457

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Cash overdraft	$19,338	$20,523
Accounts payable	82,942	71,713
Current maturities of long-term debt	79,641	9,434
Insurance claims	32,505	26,293
Other current liabilities	42,244	45,223

Total current liabilities	256,670	173,186

Long-term debt, excluding current maturities	10,136	82,022
Insurance claims	27,265	27,282
Deferred income taxes	13,494	13,452
Shareholders’ Equity
Common stock, $0.01 par value, authorized 50,000,000 shares, issued 32,048,102 and 31,816,860 shares	320	318
Additional paid-in capital	23,013	18,382
Retained earnings	232,470	224,368
Cost of 2,271,930 and 1,809,930 shares of common stock in treasury	(116,557)	(100,150)
Accumulated other comprehensive income	188	182
Notes receivable arising from exercises of stock options	(585)	(585)

Total shareholders’ equity	138,849	142,515

Total liabilities and shareholders’ equity	$446,414	$438,457

See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share amounts)
(Unaudited)

	Thirteen Weeks Ended
	March 27,	March 29,
	2004	2003
Revenue	$421,026	$365,718
Investment income	303	324
Costs and expenses:
Purchased transportation	313,797	271,462
Commissions to agents	32,434	28,084
Other operating costs	9,894	9,231
Insurance and claims	20,706	10,628
Selling, general and administrative	27,410	26,381
Depreciation and amortization	3,199	3,166

Total costs and expenses	407,440	348,952

Operating income	13,889	17,090
Interest and debt expense	768	770

Income before income taxes	13,121	16,320
Income taxes	5,019	6,161

Net income	$8,102	$10,159

Earnings per common share (1)	$0.27	$0.32

Diluted earnings per share (1)	$0.26	$0.31

Average number of shares outstanding:
Earnings per common share (1)	29,855,000	31,548,000

Diluted earnings per share (1)	30,968,000	32,852,000

(1) 2003 earnings per share amounts and average number of shares outstanding have been restated to give retroactive effect to a two-for-one stock split effected in the form of a 100% stock dividend declared October 15, 2003.

See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Thirteen Weeks Ended
	March 27,	March 29,
	2004	2003
OPERATING ACTIVITIES
Net income	$8,102	$10,159
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of operating property	3,199	3,166
Non-cash interest charges	68	68
Provisions for losses on trade and other accounts receivable	1,626	1,405
Losses on sales and disposals of operating property	72	140
Deferred income taxes, net	42	359
Income tax benefit on stock option exercises	1,175
Changes in operating assets and liabilities:
Increase in trade and other accounts receivable	(9,344)	(2,806)
Decrease in prepaid expenses and other assets	2,606	2,535
Increase in accounts payable	11,229	951
Increase in insurance claims	6,195	3,506
Increase (decrease) in other liabilities	(2,979)	106

NET CASH PROVIDED BY OPERATING ACTIVITIES	21,991	19,589

INVESTING ACTIVITIES
Net change in other short-term investments	1,579
Maturities of long-term investments		900
Purchases of operating property	(2,273)	(1,070)
Proceeds from sales of operating property	352	340

NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	(342)	170

FINANCING ACTIVITIES
Increase (decrease) in cash overdraft	(1,185)	1,865
Proceeds from repayment of notes receivable arising from exercises of stock options		248
Proceeds from exercises of stock options	3,458	4,641
Borrowings on revolving credit facility	1,000
Principal payments on long-term debt and capital lease obligations	(2,679)	(15,357)
Purchases of common stock	(16,407)	(8,467)

NET CASH USED BY FINANCING ACTIVITIES	(15,813)	(17,070)

Increase in cash and cash equivalents	5,836	2,689
Cash and cash equivalents at beginning of period	42,640	65,447

Cash and cash equivalents at end of period	$48,476	$68,136

See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
Thirteen Weeks Ended March 27, 2004
(Dollars in thousands)
(Unaudited)

								Notes
								Receivable
								Arising
					Treasury Stock		Accumulated	from
	Common Stock		Add’l Paid-In	Retained	at Cost		Other Comprehensive	Exercises of Stock
	Shares	Amount	Capital	Earnings	Shares	Amount	Income	Options	Total
Balance December 27, 2003	31,816,860	$318	$18,382	$224,368	1,809,930	$(100,150)	$182	$(585)	$142,515
Net income				8,102					8,102
Purchases of common stock					462,000	(16,407)			(16,407)
Exercises of stock options and related income tax benefit	231,242	2	4,631						4,633
Unrealized gain on available-for-sale investments, net of income taxes							6		6

Balance March 27, 2004	32,048,102	$320	$23,013	$232,470	2,271,930	$(116,557)	$188	$(585)	$138,849

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

(1)	Stock Split

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

The provisions for income taxes for the 2004 and 2003 thirteen week periods were based on estimated full year combined effective income tax rates of approximately 38.3% and 37.8%, respectively, which are higher than the statutory federal income tax rate primarily as a result of state income taxes and the meals and entertainment exclusion.

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

The following table provides a reconciliation of the number of average common shares outstanding used to calculate earnings per share to the number of common shares and common share equivalents outstanding used in calculating diluted earnings per share (in thousands):

	Thirteen Weeks Ended
	March 27,	March 29,
	2004	2003
Average number of common shares outstanding	29,855	31,548
Incremental shares from assumed exercises of stock options	1,113	1,304

Average number of common shares and common share equivalents outstanding	30,968	32,852

For the thirteen week periods ended March 27, 2004 and March 29, 2003, there were 249,000 and 306,000, respectively, of options outstanding to purchase shares of common stock excluded from the calculations of diluted earnings per share because they were antidilutive.

(4)	Additional Cash Flow Information

During the 2004 period, Landstar paid income taxes and interest of $483,000 and $856,000, respectively. During the 2003 period, Landstar paid income taxes and interest of $303,000 and $841,000, respectively.

(5)	Segment Information

The following tables summarize information about Landstar’s reportable business segments as of and for the thirteen weeks ended March 27, 2004 and March 29, 2003 (in thousands):

	Thirteen Weeks Ended March 27, 2004
	Carrier	Multimodal	Insurance	Other	Total
External revenue	$321,608	$92,014	$7,404		$421,026
Investment income			303		303
Internal revenue	5,129	2,484	6,981		14,594
Operating income	23,697	2,739	(2,826)	$(9,721)	13,889
Goodwill	20,496	10,638			31,134

	Thirteen Weeks Ended March 29, 2003
	Carrier	Multimodal	Insurance	Other	Total
External revenue	$290,045	$68,709	$6,964		$365,718
Investment income			324		324
Internal revenue	4,471	647	7,165		12,283
Operating income	18,496	1,924	5,435	$(8,765)	17,090
Goodwill	20,496	10,638			31,134

(6)	Stock-Based Compensation

The Company has two employee stock option plans and one stock option plan for members of its Board of Directors (the “Plans”). The Company accounts for stock options issued under the Plans pursuant to the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. No stock-based employee compensation is reflected in net income from the Plans as all options granted under the Plans had an exercise price equal to the fair market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share from the Plans, as if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation (in thousands, except per share amounts):

	Thirteen Weeks Ended
	March 27,	March 29,
	2004	2003
Net income, as reported	$8,102	$10,159
Deduct:
Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related income tax benefits	(1,050)	(899)

Pro forma net income	$7,052	$9,260

Earnings per common share:
As reported	$0.27	$0.32
Pro forma	$0.24	$0.29
Diluted earnings per share:
As reported	$0.26	$0.31
Pro forma	$0.23	$0.29

(7)	Comprehensive Income

The following table includes the components of comprehensive income for the thirteen week period ended March 27, 2004. The Company did not have any transactions resulting in comprehensive income in the thirteen week period ended March 29, 2003 (in thousands):

Thirteen Weeks Ended
March 27,
2004
Net income	$8,102
Unrealized holding gains on available-for-sale investments, net of income taxes	6

Comprehensive income	$8,108

Accumulated other comprehensive income at March 27, 2004 of $188,000 represents the unrealized holding gains on available for sale investments of $292,000, net of income taxes of $104,000.

(8)	Commitments and Contingencies

At March 27, 2004, Landstar had $9,580,000 of letters of credit outstanding under the Company’s revolving credit facility and $36,014,000 of letters of credit secured by investments held at the Company’s insurance segment. The short-term investments of $29,311,000 combined with $7,840,000 of the non-current portion of investment grade bonds included in other assets at March 27, 2004, provide collateral for the $36,014,000 of letters of credit issued to guarantee payment of insurance claims.

On November 1, 2002, the Owner Operator Independent Drivers Association, Inc. (“OOIDA”) and six individual Independent Contractors filed a putative class action complaint in the United States District Court in Jacksonville, Florida, against the Company (the “Complaint”). The Complaint alleges that certain aspects of the Company’s motor carrier leases with Independent Contractors violate the federal leasing regulations and seeks injunctive relief, an unspecified amount of damages and attorney’s fees. On December 16, 2002, the Company filed a Motion to Dismiss and, with respect to all of the leases that contain arbitration clauses, a Motion to Stay and Compel Arbitration. On September 30, 2003, the District Court issued an Order denying the Company’s Motion to Stay and Compel Arbitration. On March 8, 2004, the District Court granted the Company’s Motion to Dismiss with respect to the claims of one of the six Owner Operator Plaintiffs. The District Court has yet to rule on Landstar’s Motion to Dismiss with respect to the claims of the remaining Plaintiffs. Due to a number of factors, including the lack of specificity of Plaintiffs’ Complaint, the early stage of this litigation and the lack of litigated final judgments in a number of similar pending cases or otherwise applicable precedent, Landstar does not believe it is in a position to conclude whether or not there is a reasonable possibility of an adverse outcome in this case, or what damages, if any, Plaintiffs would be awarded should they prevail on all or any part of their claims. However, Landstar believes it has meritorious defenses to this litigation and intends to continue defending it vigorously. Landstar also believes that it treats its Independent Contractors fairly and in a manner which reflects the important role they play in the Company’s operations.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the attached interim consolidated financial statements and notes thereto, and with the Company’s audited financial statements and notes thereto for the fiscal year ended December 27, 2003 and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 2003 Annual Report on Form 10-K.

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

The multimodal segment is comprised of Landstar Logistics, Inc. and Landstar Express America, Inc. Transportation services provided by the multimodal segment include the arrangement of intermodal moves, contract logistics, truck brokerage, emergency and expedited ground and air freight and ocean freight. The multimodal segment markets its services primarily through independent commission sales agents and utilizes capacity provided by Independent Contractors and other third party capacity providers, including truck brokerage carriers, railroads, air and ocean cargo carriers.

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

During the 2003 fiscal year, 396 independent commission sales agents generated $1 million or more of Landstar’s revenue and thus qualified as Million Dollar Agents. During the 2003 fiscal year, the average revenue generated by a Million Dollar Agent was $3,584,000 and revenue generated by Million Dollar Agents in the aggregate represented 89% of consolidated Landstar revenue.

Management monitors business activity by tracking the number of loads (volume) and revenue per load generated by the carrier and multimodal segments. In addition, management tracks revenue per revenue mile, average length of haul and total revenue miles at the carrier segment. Revenue per revenue mile and revenue per load (collectively, price) as well as the number of loads, can be influenced by many factors which do not necessarily indicate a change in price or volume. Those factors include the average length of haul, freight type, special handling and equipment requirements and delivery time requirements. The following table summarizes this data by reportable segment:

	Fiscal Quarter
	March 27,	March 29,
	2004	2003
Carrier Segment:
Number of loads	244,000	242,000
Revenue per load	$1,318	$1,199
Revenue per revenue mile	$1.75	$1.74
Average length of haul (miles)	752	690
Multimodal Segment:
Number of loads	67,000	55,000
Revenue per load	$1,373	$1,250

Also critical to the Company’s success is its ability to secure capacity, particularly truck capacity, at rates that allow the Company to profitably transport customers’ freight. The following table summarizes available truck capacity:

	March 27,	March 29,
	2004	2003
Independent Contractors	7,637	7,272
Other third party truck capacity providers:
Approved and active(1)	9,584	8,669
Other approved	6,321	5,840

	15,905	14,509

Total available truck capacity providers	23,542	21,781

Number of trucks provided by Independent Contractors	8,583	8,267

(1) Active refers to other third party truck capacity providers who moved at least one load in the 180 days immediately preceding the fiscal quarter end.

Historically, the Company’s carrier segment has primarily relied on capacity provided by Independent Contractors. Pursuant to a plan to augment its available capacity and increase its revenue, the Company has been increasing the carrier segment’s use of capacity provided by other third party truck capacity providers. The percent of consolidated revenue generated through all truck brokerage carriers was 24.4% during the first quarter of 2004 and 21.2% during the first quarter of 2003.

The Company incurs costs that are directly related to the transportation of freight that include purchased transportation and commissions to agents. The Company incurs indirect costs associated with the transportation of freight that include other operating costs and insurance and claims. In addition, the Company incurs selling, general and administrative costs essential to administering its business operations. Management continually monitors all components of the costs incurred by the Company and establishes annual cost budgets which, in general, are used to benchmark costs incurred on a monthly basis.

Purchased transportation represents the amount an Independent Contractor or other third party capacity provider is paid to haul freight. The amount of purchased transportation paid to an Independent Contractor is primarily based on a contractually agreed-upon percentage of revenue generated by the haul. Purchased transportation for the brokerage services operations of the carrier and multimodal segments is based on a negotiated rate for each load hauled. Purchased transportation for the intermodal services operations and the air and ocean freight operations of the multimodal segment is based on a contractually agreed-upon fixed rate. Purchased transportation as a percentage of revenue for brokerage services and rail intermodal operations is normally higher than that of Landstar’s other transportation operations. Purchased transportation is the largest component of costs and expenses and, on a consolidated basis, increases or decreases in proportion to the revenue generated through Independent Contractors, other third party capacity providers and revenue from the insurance segment.

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

Potential liability associated with accidents in the trucking industry is severe and occurrences are unpredictable. Effective March 31, 2004, Landstar decreased its retained liability for individual commercial trucking claims from up to $10,000,000 per occurrence to up to $5,000,000 per occurrence. After giving effect to this decrease, for commercial trucking claims incurred subsequent to March 30, 2004, Landstar retains liability up to $5,000,000 per occurrence. For commercial trucking claims incurred from June 19, 2003 through March 30, 2004, Landstar retains liability up to $10,000,000 per occurrence. For commercial trucking claims incurred from May 1, 2001 through June 18, 2003, Landstar retains liability up to $5,000,000 per occurrence. For commercial trucking claims incurred prior to May 1, 2001, Landstar retains liability up to $1,000,000 per occurrence. The Company also retains liability for each general liability claim up to $1,000,000, $250,000 for each workers’ compensation claim and $250,000 for each cargo claim. The Company’s exposure to liability associated with accidents incurred by other third party capacity providers who haul freight on behalf of the Company is reduced by various factors including the extent to which they maintain their own insurance coverage.

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

The following table sets forth the percentage relationships of income and expense items to revenue for the periods indicated:

	Thirteen Weeks Ended
	March 27,	March 29,
	2004	2003
Revenue	100.0%	100.0%
Investment income	0.1	0.1
Costs and expenses:
Purchased transportation	74.5	74.2
Commissions to agents	7.7	7.7
Other operating costs	2.4	2.5
Insurance and claims	4.9	2.9
Selling, general and administrative	6.5	7.2
Depreciation and amortization	0.8	0.9

Total costs and expenses	96.8	95.4

Operating income	3.3	4.7
Interest and debt expense	0.2	0.2

Income before income taxes	3.1	4.5
Income taxes	1.2	1.7

Net income	1.9%	2.8%

THIRTEEN WEEKS ENDED MARCH 27, 2004 COMPARED TO THIRTEEN WEEKS ENDED MARCH 29, 2003

Revenue for the 2004 thirteen week period was $421,026,000, an increase of $55,308,000, or 15.1%, compared to the 2003 thirteen week period. The increase was attributable to increased revenue of $31,563,000, $23,305,000 and $440,000 at the carrier, multimodal and insurance segments, respectively. With respect to the carrier segment, revenue per load increased approximately 10% while the number of loads delivered in the 2004 thirteen week period increased slightly compared with the number of loads delivered during the 2003 thirteen week period. The average length of haul per load at the carrier segment increased approximately 9% and revenue per revenue mile increased approximately 1%. At the multimodal segment, the number of loads delivered in the 2004 thirteen week period increased approximately 22% and revenue per load increased approximately 10% over the 2003 period. The increase in delivered loads at the multimodal segment was primarily attributable to increased freight opportunities from the multimodal segment’s existing customer base, while the increase in revenue per load was attributable to both increased rates and an increased length of haul.

Investment income at the insurance segment was $303,000 and $324,000 in the 2004 and 2003 periods, respectively.

Purchased transportation was 74.5% and 74.2% of revenue in 2004 and 2003, respectively. The increase in purchased transportation as a percentage of revenue was primarily due to increased truck brokerage revenue, which tends to have a higher cost of purchased transportation, and increased rates charged by the Company’s other third party truck capacity providers, partially offset by increased use of Company-provided trailing equipment. Commissions to agents were 7.7% of revenue in both 2004 and 2003. Other operating costs were 2.4% of revenue in 2004 and 2.5% of revenue in 2003. The decrease in other operating costs as a percentage of revenue was primarily due to increased brokerage revenue, which does not incur significant other operating costs, and the cost of trailer locks that were purchased and distributed to the Company’s Independent Contractors in 2003, partially offset by increased trailer rental costs. Insurance and claims were 4.9% of revenue in 2004 compared with 2.9% of revenue in 2003. The increase in insurance and claims as a percentage of revenue was primarily attributable to $7,600,000 of costs incurred to settle one severe accident that occurred early in the first quarter of 2004, increased cost of insurance above the Company’s self insured retention levels (premium cost), increased average severity of commercial trucking claims and unfavorable development of prior year claims in 2004. Selling, general and administrative costs were 6.5% of revenue in 2004 compared with 7.2% of revenue in 2003. The decrease in selling, general and administrative costs as a percentage of revenue was primarily attributable to a decreased provision for bonuses under the Company’s incentive compensation plans and the effect of increased revenue, partially offset by increased cost for benefits under the Company’s employee benefit programs. Depreciation and amortization was 0.8% of revenue in 2004 and 0.9% of revenue in 2003. The decrease in depreciation and amortization as a percentage of revenue was primarily attributable to the effect of increased revenue.

Interest and debt expense was 0.2% of revenue in both 2004 and 2003, respectively.

The provisions for income taxes for the 2004 and 2003 thirteen week periods were based on estimated full year combined effective income tax rates of approximately 38.3% and 37.8%, respectively, which are higher than the statutory federal income tax rate primarily as a result of state income taxes and the meals and entertainment exclusion. The increase in the combined effective income tax rate is attributable to changes in the tax law enacted by a number of states in which the Company operates.

Net income was $8,102,000, or $0.27 per common share ($0.26 per diluted share), in the 2004 thirteen week period, which included the $7.6 million charge to settle one accident referenced above. This charge, net of related income tax benefits, reduced 2004 net income by $4,900,000, or $0.16 per diluted share. Net income for the 2003 period was $10,159,000, or $0.32 per common share ($0.31 per diluted share).

CAPITAL RESOURCES AND LIQUIDITY

Shareholders’ equity was $138,849,000 at March 27, 2004, compared to $142,515,000 at December 27, 2003. The decrease in shareholders’ equity was a result of the purchase of 462,000 shares of the Company’s common stock at a total cost of $16,407,000, partially offset by net income for the 2004 thirteen week period and exercises of stock options. At March 27, 2004, the Company may purchase up to an additional 918,140 shares of its common stock under its authorized stock purchase program. Shareholders’ equity was 61% of total capitalization (defined as total debt plus equity) at both March 27, 2004 and December 27, 2003.

Long-term debt including current maturities was $89,777,000 at March 27, 2004, $1,679,000 less than at December 27, 2003.

Working capital and the ratio of current assets to current liabilities were $76,485,000 and 1.30 to 1, respectively, at March 27, 2004, compared with $147,515,000 and 1.85 to 1, respectively, at December 27, 2003. Landstar has historically operated with current ratios within the range of 1.5 to 1 to 2.0 to 1. The decrease in working capital is attributable to the classification of $71,000,000 of borrowings under the Company’s revolving credit facility, which expires on January 5, 2005, as current. Management expects to renew or replace the current revolving credit facility with a similar agreement prior to the expiration of the current agreement with interest rates and fees at market rates at the time of the financing. Cash provided by operating activities was $21,991,000 in the 2004 thirteen week period compared with $19,589,000 in the 2003 thirteen week period. The increase in cash flow provided by operating activities was primarily attributable to timing of payments.

At March 27, 2004, the Company had $71,000,000 in borrowings outstanding and $9,580,000 of letters of credit outstanding under its revolving credit agreement. At March 27, 2004, there was $94,420,000 available for future borrowings under the Company’s Third Amended and Restated Credit Agreement. In addition, the Company has $36,014,000 in letters of credit outstanding, as collateral for insurance claims, that are secured by investments and cash equivalents totaling $37,150,000.

Historically, the Company has generated sufficient operating cash flow to meet its debt service requirements, fund continued growth, both internal and through acquisitions and to meet working capital needs. As a non-asset based provider of transportation capacity, the Company’s annual capital requirements for operating property are generally for trailers and management information services equipment. In addition, a significant portion of the trailing equipment used by the Company is provided by third party capacity providers and through leases at rental rates that vary with the revenue generated through the use of the leased equipment, thereby reducing the Company’s capital requirements. During the 2004 thirteen week period, the Company purchased $2,273,000 of operating property and acquired $12,500,000 worth of trailing equipment by entering into a 5 year operating lease. Landstar anticipates acquiring an additional $20,000,000 to $24,000,000 of operating property during the remainder of the 2004 fiscal year either by purchase or by lease financing. It is expected that capital leases will fund any significant trailer purchases of owned-equipment made during 2004. The Company does not anticipate any other significant capital requirements in the near future.

Management believes that cash flow from operations combined with the Company’s borrowing capacity under its revolving credit agreement and any successor credit facility will be adequate to meet Landstar’s debt service requirements, fund continued growth, both internal and through acquisitions, and meet working capital needs.

LEGAL MATTERS

On November 1, 2002, the Owner Operator Independent Drivers Association, Inc. (“OOIDA”) and six individual Independent Contractors filed a putative class action complaint in the United States District Court in Jacksonville, Florida, against the Company (the “Complaint”). The Complaint alleges that certain aspects of the Company’s motor carrier leases with Independent Contractors violate the federal leasing regulations and seeks injunctive relief, an unspecified amount of damages and attorney’s fees. On December 16, 2002, the Company filed a Motion to Dismiss and, with respect to all of the leases that contain arbitration clauses, a Motion to Stay and Compel Arbitration. On September 30, 2003, the District Court issued an Order denying the Company’s Motion to Stay and Compel Arbitration. On March 8, 2004, the District Court granted the Company’s Motion to Dismiss with respect to the claims of one of the six Owner Operator Plaintiffs. The District Court has yet to rule on Landstar’s Motion to Dismiss with respect to the claims of the remaining Plaintiffs. Due to a number of factors, including the lack of specificity of Plaintiffs’ Complaint, the early stage of this litigation and the lack of litigated final judgments in a number of similar pending cases or otherwise applicable precedent, Landstar does not believe it is in a position to conclude whether or not there is a reasonable possibility of an adverse outcome in this case, or what damages, if any, Plaintiffs would be awarded should they prevail on all or any part of their claims. However, Landstar believes it has meritorious defenses to this litigation and intends to continue defending it vigorously. Landstar also believes that it treats its Independent Contractors fairly and in a manner which reflects the important role they play in the Company’s operations.

Landstar is involved in certain other claims and pending litigation arising from the normal conduct of business. Based on the knowledge of the facts and, in certain cases, opinions of outside counsel, management believes that adequate provisions have been made for probable losses with respect to the resolution of all such claims and pending litigation and that the ultimate outcome, after provisions thereof, will not have a material adverse effect on the financial condition of Landstar, but could have a material effect on the results of operations in a given quarter or year.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The allowance for doubtful accounts for both trade and other receivables represents management’s estimate of the amount of outstanding receivables that will not be collected. Historically, management’s estimates for uncollectible receivables have been materially correct. Although management believes the amount of the allowance for both trade and other receivables at March 27, 2004 is appropriate, a prolonged period of low or no economic growth may adversely affect the collection of these receivables. Conversely, a more robust economic environment may result in the realization of some portion of the estimated uncollectible receivables.

Landstar provides for the estimated costs of self-insured claims primarily on an actuarial basis. The amount recorded for the estimated liability for claims incurred is based upon the facts and circumstances known on the balance sheet date. The ultimate resolution of these claims may be for an amount greater or less than the amount estimated by management. Historically, the Company has experienced both favorable and unfavorable development of prior year claims estimates. The Company is continually revising its existing claim estimates as new or revised information becomes available on the status of each claim. During the 2004 thirteen week period, insurance and claims costs included $1,700,000 of unfavorable adjustments to prior year claims estimates. During the 2003 thirteen week period, insurance and claims costs included $191,000 of favorable adjustments to prior years claims estimates. It is reasonably likely that the ultimate outcome of settling all outstanding claims will be more or less than the estimated claims reserve at March 27, 2004.

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

FORWARD-LOOKING STATEMENTS

The following is a “safe harbor” statement under the Private Securities Litigation Reform Act of 1995. Statements contained in this document that are not based on historical facts are “forward-looking statements.” This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Form 10-Q contain forward-looking statements, such as statements which relate to Landstar’s business objectives, plans, strategies and expectations. Terms such as “anticipates,” “believes,” “estimates,” “expects,” “plans,” “predicts,” “may,” “should,” “will,” the negative thereof and similar expressions are intended to identify forward-looking statements. Such statements are by nature subject to uncertainties and risks, including but not limited to: the operational, financial or legal risks or uncertainties detailed in Landstar’s Form 10-K for the 2003 fiscal year, described in the section Factors That May Affect Future Results and/or Forward-Looking Statements, this report or in Landstar’s other Securities and Exchange Commission filings from time to time. These risks and uncertainties could cause actual results or events to differ materially from historical results or those anticipated. Investors should not place undue reliance on such forward-looking statements and the Company undertakes no obligation to publicly update or revise any forward-looking statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to changes in interest rates as a result of its financial activities, primarily its borrowings on the revolving credit facility, and investing activities with respect to investments held by the insurance segment.

The Company has a credit agreement with a syndicate of banks and JPMorgan Chase Bank, as the administrative agent, (the “Third Amended and Restated Credit Agreement”) that provides $175,000,000 of borrowing capacity in the form of a revolving credit facility, $50,000,000 of which may be utilized in the form of letter of credit guarantees. Borrowings under the Third Amended and Restated Credit Agreement bear interest at rates equal to, at the option of Landstar, either (i) the greatest of (a) the prime rate as publicly announced from time to time by JPMorgan Chase Bank, (b) the three month CD rate adjusted for statutory reserves and FDIC assessment costs plus 1% and (c) the federal funds effective rate plus 1/2%, or, (ii) the rate at the time offered to JPMorgan Chase Bank in the Eurodollar market for amounts and periods comparable to the relevant loan plus a margin that is determined based on the level of the Company’s Leverage Ratio, as defined in the Third Amended and Restated Credit Agreement. The margin is subject to an increase of .125% if the aggregate amount outstanding under the Third Amended and Restated Credit Agreement exceeds 50% of the total borrowing capacity. As of March 27, 2004, the weighted average interest rate on borrowings outstanding was 1.98%. During the first quarter of fiscal 2004, the average outstanding balance under the Third Amended and Restated Credit Agreement was approximately $97,000,000. Based on the borrowings rates in the Third Amended and Restated Credit Agreement and the repayment terms, the fair value of the outstanding borrowings as of March 27, 2004 was estimated to approximate carrying value. Assuming that debt levels on the Third Amended and Restated Credit Agreement remain at $71,000,000, the balance at March 27, 2004, a hypothetical increase of 100 basis points in current rates provided for under the Third Amended and Restated Credit Agreement is estimated to result in an increase in interest expense of $710,000 on an annualized basis.

The Third Amended and Restated Credit Agreement expires on January 5, 2005. The amount outstanding on the Third Amended and Restated Credit Agreement is payable upon the expiration of the Third Amended and Restated Credit Agreement.

The Company’s obligations under the Third Amended and Restated Credit Agreement are guaranteed by all but one of Landstar System Holdings, Inc.’s subsidiaries.

Long-term investments, all of which are available-for-sale, consist of investment grade bonds having maturities of up to five years. Assuming that the long-term portion of investments in bonds remains at $7,840,000, the balance at March 27, 2004, a hypothetical increase or decrease in interest rates of 100 basis points would not have a material impact on future earnings on an annualized basis. Short-term investments consist of short-term investment grade instruments and the current maturities of investment grade bonds. Accordingly, any future interest rate risk on these short-term investments would not be material.

Item 4. Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act, as amended). Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of March 27, 2004, to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There were no significant changes in the Company’s internal controls over financial reporting during the Company’s fiscal quarter ended March 27, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

On November 1, 2002, the Owner Operator Independent Drivers Association, Inc. (“OOIDA”) and six individual Independent Contractors filed a putative class action complaint in the United States District Court in Jacksonville, Florida, against the Company (the “Complaint”). The Complaint alleges that certain aspects of the Company’s motor carrier leases with Independent Contractors violate the federal leasing regulations and seeks injunctive relief, an unspecified amount of damages and attorney’s fees. On December 16, 2002, the Company filed a Motion to Dismiss and, with respect to all of the leases that contain arbitration clauses, a Motion to Stay and Compel Arbitration. On September 30, 2003, the District Court issued an Order denying the Company’s Motion to Stay and Compel Arbitration. On March 8, 2004, the District Court granted the Company’s Motion to Dismiss with respect to the claims of one of the six Owner Operator Plaintiffs. The District Court has yet to rule on Landstar’s Motion to Dismiss with respect to the claims of the remaining Plaintiffs. Due to a number of factors, including the lack of specificity of Plaintiffs’ Complaint, the early stage of this litigation and the lack of litigated final judgments in a number of similar pending cases or otherwise applicable precedent, Landstar does not believe it is in a position to conclude whether or not there is a reasonable possibility of an adverse outcome in this case, or what damages, if any, Plaintiffs would be awarded should they prevail on all or any part of their claims. However, Landstar believes it has meritorious defenses to this litigation and intends to continue defending it vigorously. Landstar also believes that it treats its Independent Contractors fairly and in a manner which reflects the important role they play in the Company’s operations.

The Company is routinely a party to litigation incidental to its business, primarily involving claims for personal injury and property damage incurred in the transportation of freight. The Company maintains insurance which covers liability amounts in excess of retained liabilities from personal injury and property damages claims.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Purchases of Equity Securities by the Company

The following table provides information regarding the Company’s purchases of its common stock during the period from December 28, 2003 to March 27, 2004, the Company’s first fiscal quarter:

			Total number of shares	Maximum number of
			purchased as part of	shares that may yet be
	Total number of	Average price paid	Publicly Announced	purchased under the
Period	shares purchased	per share	Programs	Programs
Dec. 28, 2003 – Jan. 24, 2004				1,380,140
Jan. 25, 2004 – Feb. 21, 2004	462,000	$35.51	462,000	918,140
Feb. 22, 2004 – Mar. 27, 2004				918,140

Total	462,000	$35.51	462,000

On May 15, 2003, the Company announced that it had been authorized by its Board of Directors to purchase up to 1,000,000 shares of its common stock (not adjusted for the two-for-one stock split declared October 15, 2003) from time to time in the open market and in privately-negotiated transactions. On December 4, 2003, the Company announced that it had been authorized by its Board of Directors to purchase up to an additional 1,000,000 shares of its common stock from time to time in the open market and in privately-negotiated transactions.

The May 15, 2003 authorization has been completed. No specific expiration date has been assigned to the December 4, 2004 authorization.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

The exhibits listed on the Exhibit Index are furnished as part of this quarterly report on Form 10-Q.

(b) Form 8-K

The Company’s Form 8-K filed with the Securities and Exchange Commission on January 28, 2004 furnished the Company’s fiscal year 2003 earnings release.

EXHIBIT INDEX

Registrant’s Commission File No.: 0-21238

Exhibit No.	Description
(31)	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002:

31.1 *	Chief Executive Officer certification, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Chief Financial Officer certification, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002:

32.1 **	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 **	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith
** Furnished herewith

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LANDSTAR SYSTEM, INC.
Date: April 29, 2004	/s/ Jeffrey C. Crowe
Jeffrey C. Crowe
Chairman of the Board and Chief Executive Officer

Date: April 29, 2004	/s/ Robert C. LaRose
Robert C. LaRose
Vice President, Chief Financial Officer and Secretary