Form 10-Q
period 2004-06-26
LANDSTAR SYSTEM INC
filed 2004-07-30
CIK 853816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 26, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________________ to_____________________

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
          Yes   ☒      No   ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
          Yes   ☒      No   ☐

The number of shares of the registrant’s Common Stock, par value $0.01 per share, outstanding as of the close of business on July 23, 2004 was 30,284,628.

PART I

FINANCIAL INFORMATION

Index

Item 1

Consolidated Balance Sheets as of June 26, 2004 and December 27, 2003

Consolidated Statements of Income for the Twenty Six and Thirteen Weeks Ended June 26, 2004 and June 28, 2003

Consolidated Statements of Cash Flows for the Twenty Six Weeks Ended June 26, 2004 and June 28, 2003

Consolidated Statement of Changes in Shareholders’ Equity for the Twenty Six Weeks Ended June 26, 2004

Notes to Consolidated Financial Statements

Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3

Quantitative and Qualitative Disclosures About Market Risk

Item 4

Controls and Procedures

Exhibit Index
 Amendment to the Amended and Restated Certificate of Incorporation
Section 302 Certification of Chief Executive Officer
Section 302 Certification of Chief Financial Officer
Section 906 Certification of Chief Executive Officer
Section 906 Certification of Chief Financial Officer

Item 1. Financial Statements

The interim consolidated financial statements contained herein reflect all adjustments (all of a normal, recurring nature) which, in the opinion of management, are necessary for a fair statement of the financial condition, results of operations, cash flows and changes in shareholders’ equity for the periods presented. They have been prepared in accordance with Rule 10-01 of Regulation S-X and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the twenty six weeks ended June 26, 2004 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 25, 2004.

These interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s 2003 Annual Report on Form 10-K.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)
(Unaudited)

	June 26, 2004	December 27, 2003
ASSETS
Current Assets:
Cash and cash equivalents	$58,321	$42,640
Short-term investments	31,713	30,890
Trade accounts receivable, less allowance of $3,939 and $3,410	240,930	219,039
Other receivables, including advances to independent contractors, less allowance of $4,876 and $4,077	16,913	13,196
Deferred income taxes and other current assets	18,758	14,936

Total current assets	366,635	320,701

Operating property, less accumulated depreciation and amortization of $61,086 and $58,480	72,842	67,639
Goodwill	31,134	31,134
Other assets	23,450	18,983

Total assets	$494,061	$438,457

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Cash overdraft	$19,853	$20,523
Accounts payable	102,337	71,713
Current maturities of long-term debt	9,194	9,434
Insurance claims	29,185	26,293
Other current liabilities	50,546	45,223

Total current liabilities	211,115	173,186

Long-term debt, excluding current maturities	77,446	82,022
Insurance claims	29,179	27,282
Deferred income taxes	12,681	13,452
Shareholders’ Equity:
Common stock, $0.01 par value, authorized 80,000,000 and 50,000,000 shares, issued 32,379,728 and 31,816,860 shares	324	318
Additional paid-in capital	30,354	18,382
Retained earnings	250,060	224,368
Cost of 2,271,930 and 1,809,930 shares of common stock in treasury	(116,557)	(100,150)
Accumulated other comprehensive income	44	182
Notes receivable arising from exercises of stock options	(585)	(585)

Total shareholders’ equity	163,640	142,515

Total liabilities and shareholders’ equity	$494,061	$438,457

See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share amounts)
(Unaudited)

	Twenty Six Weeks Ended		Thirteen Weeks Ended
	June 26,	June 28,	June 26,	June 28,
	2004	2003	2004	2003
Revenue	$903,329	$755,802	$482,303	$390,084
Investment income	542	623	239	299
Costs and expenses:
Purchased transportation	674,093	561,464	360,296	290,002
Commissions to agents	70,637	58,623	38,203	30,539
Other operating costs	18,776	17,840	8,882	8,609
Insurance and claims	33,454	22,161	12,748	11,533
Selling, general and administrative	57,188	50,336	29,778	23,955
Depreciation and amortization	6,566	6,345	3,367	3,179

Total costs and expenses	860,714	716,769	453,274	367,817

Operating income	43,157	39,656	29,268	22,566
Interest and debt expense	1,551	1,544	783	774

Income before income taxes	41,606	38,112	28,485	21,792
Income taxes	15,914	14,387	10,895	8,226

Net income	$25,692	$23,725	$17,590	$13,566

Earnings per common share(1)	$0.86	$0.75	$0.59	$0.43

Diluted earnings per share(1)	$0.84	$0.73	$0.57	$0.42

Average number of shares outstanding:
Earnings per common share(1)	29,893,000	31,426,000	29,932,000	31,304,000

Diluted earnings per share(1)	30,753,000	32,644,000	30,794,000	32,454,000

(1) 2003 earnings per share amounts and average number of shares outstanding have been restated to give retroactive effect to a two-for-one stock split effected in the form of a 100% stock dividend declared October 15, 2003.

See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Twenty Six Weeks Ended
	June 26,	June 28,
	2004	2003
OPERATING ACTIVITIES
Net income	$25,692	$23,725
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of operating property	6,566	6,345
Non-cash interest charges	261	136
Provisions for losses on trade and other accounts receivable	3,291	2,450
Losses on sales and disposals of operating property	102	176
Director compensation paid in common stock	402	85
Income tax benefit on stock option exercises	3,490
Deferred income taxes, net	(771)	561
Changes in operating assets and liabilities:
Increase in trade and other accounts receivable	(28,899)	(1,173)
Increase in other assets	(8,688)	(8,712)
Increase in accounts payable	30,624	5,450
Increase (decrease) in other liabilities	5,323	(4,095)
Increase in insurance claims	4,789	4,736

NET CASH PROVIDED BY OPERATING ACTIVITIES	42,182	29,684

INVESTING ACTIVITIES
Net change in other short-term investments	(1,323)
Maturities of long-term investments	500	900
Purchases of operating property	(4,130)	(2,754)
Proceeds from sales of operating property	639	701

NET CASH USED BY INVESTING ACTIVITIES	(4,314)	(1,153)

FINANCING ACTIVITIES
Increase (decrease) in cash overdraft	(670)	56
Proceeds from repayment of notes receivable arising from exercises of stock options		433
Proceeds from exercises of stock options	8,086	7,240
Borrowings on revolving credit facility	1,000	25,500
Principal payments on long-term debt and capital lease obligations	(14,196)	(18,474)
Purchases of common stock	(16,407)	(44,214)

NET CASH USED BY FINANCING ACTIVITIES	(22,187)	(29,459)

Increase (decrease) in cash and cash equivalents	15,681	(928)
Cash and cash equivalents at beginning of period	42,640	65,447

Cash and cash equivalents at end of period	$58,321	$64,519

See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
Twenty Six Weeks Ended June 26, 2004
(Dollars in thousands)
(Unaudited)

								Notes
								Receivable
								Arising
					Treasury Stock		Accumulated	from
	Common Stock		Add’l Paid-In	Retained	at Cost		Other Comprehensive	Exercises of Stock
	Shares	Amount	Capital	Earnings	Shares	Amount	Income	Options	Total
Balance December 27, 2003	31,816,860	$318	$18,382	$224,368	1,809,930	$(100,150)	$182	$(585)	$142,515
Net income				25,692					25,692
Purchases of common stock					462,000	(16,407)			(16,407)
Exercises of stock options and related income tax benefit	553,868	6	11,570						11,576
Director compensation paid in common stock	9,000		402						402
Unrealized loss on available- for-sale investments, net of income tax benefit							(138)		(138)

Balance June 26, 2004	32,379,728	$324	$30,354	$250,060	2,271,930	$(116,557)	$44	$(585)	$163,640

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

(1)	Capital Stock

At the May 13, 2004 annual meeting of shareholders, the shareholders of the Company approved an amendment to Article IV of the Company’s Restated Certificate of Incorporation to increase the number of authorized shares of the Company’s common stock from 50,000,000 shares to 80,000,000 shares.

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

The provisions for income taxes for the 2004 and 2003 twenty six week and thirteen week periods were based on estimated full year combined effective income tax rates of approximately 38.3% and 37.8%, respectively, which are higher than the statutory federal income tax rate primarily as a result of state income taxes and the meals and entertainment exclusion.

(3)	Earnings Per Share

Earnings per common share amounts are based on the weighted average number of common shares outstanding and diluted earnings per share amounts are based on the weighted average number of common shares outstanding plus the incremental shares that would have been outstanding upon the assumed exercise of all dilutive stock options.

The following table provides a reconciliation of the average number of common shares outstanding used to calculate earnings per share to the average number of common shares and common share equivalents outstanding used in calculating diluted earnings per share (in thousands):

	Twenty Six Weeks Ended		Thirteen Weeks Ended
	June 26,	June 28,	June 26,	June 28,
	2004	2003	2004	2003
Average number of common shares outstanding	29,893	31,426	29,932	31,304
Incremental shares from assumed exercises of stock options	860	1,218	862	1,150

Average number of common shares and common share equivalents outstanding	30,753	32,644	30,794	32,454

For the twenty six week periods ended June 26, 2004 and June 28, 2003, there were 1,000 and 306,000, respectively, of options outstanding to purchase shares of common stock excluded from the calculations of diluted earnings per share because they were antidilutive.

For the thirteen week periods ended June 26, 2004 and June 28, 2003, there were no options outstanding to purchase shares of common stock excluded from the calculations of diluted earnings per share.

(4)	Additional Cash Flow Information

During the 2004 twenty six week period, Landstar paid income taxes and interest of $18,705,000 and $1,616,000, respectively. During the 2003 twenty six week period, Landstar paid income taxes and interest of $15,095,000 and $1,680,000, respectively. Landstar acquired operating property by entering into capital leases in the amount of $8,380,000 in the 2004 twenty six week period. The Company did not acquire any property by entering into capital leases in the 2003 twenty six week period.

(5)	Segment Information

The following tables summarize information about Landstar’s reportable business segments as of and for the twenty six and thirteen week periods ended June 26, 2004 and June 28, 2003 (in thousands):

	Twenty Six Weeks Ended June 26, 2004
	Carrier	Multimodal	Insurance	Other	Total
External revenue	$685,195	$203,287	$14,847		$903,329
Investment income			542		542
Internal revenue	11,275	3,446	17,872		32,593
Operating income	55,139	6,013	3,038	$(21,033)	43,157
Goodwill	20,496	10,638			31,134

	Twenty Six Weeks Ended June 28, 2003
	Carrier	Multimodal	Insurance	Other	Total
External revenue	$593,286	$148,640	$13,876		$755,802
Investment income			623		623
Internal revenue	9,029	1,506	18,113		28,648
Operating income	42,856	2,991	11,061	$(17,252)	39,656
Goodwill	20,496	10,638			31,134

	Thirteen Weeks Ended June 26, 2004
	Carrier	Multimodal	Insurance	Other	Total
External revenue	$363,587	$111,273	$7,443		$482,303
Investment income			239		239
Internal revenue	6,146	962	10,891		17,999
Operating income	31,442	3,274	5,864	$(11,312)	29,268

	Thirteen Weeks Ended June 28, 2003
	Carrier	Multimodal	Insurance	Other	Total
External revenue	$303,241	$79,931	$6,912		$390,084
Investment income			299		299
Internal revenue	4,558	859	10,948		16,365
Operating income	24,360	1,067	5,626	$(8,487)	22,566

(6)	Stock-Based Compensation

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

	Twenty Six Weeks Ended		Thirteen Weeks Ended
	June 26,	June 28,	June 26,	June 28,
	2004	2003	2004	2003
Net income, as reported	$25,692	$23,725	$17,590	$13,566
Deduct:
Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related income tax benefits	(2,116)	(1,670)	(1,066)	(771)

Pro forma net income	$23,576	$22,055	$16,524	$12,795

Earnings per common share:
As reported	$0.86	$0.75	$0.59	$0.43
Pro forma	$0.79	$0.70	$0.55	$0.41
Diluted earnings per share:
As reported	$0.84	$0.73	$0.57	$0.42
Pro forma	$0.77	$0.69	$0.54	$0.40

Under the Directors’ Stock Compensation Plan, all independent Directors who are elected or re-elected to the Board will receive 3,000 shares (1,500 prior to the two-for-one stock split declared on October 15, 2003) of common stock of the Company, subject to certain restrictions including restrictions on transfer. During the 2004 and 2003 thirteen week periods, a total of 9,000 and 3,000 shares, respectively, of the Company’s common stock were issued to members of the Board of Directors upon their re-election at the 2004 and 2003 annual shareholders’ meetings. During the thirteen and twenty six week periods ended June 26, 2004 and June 28, 2003, the Company reported $402,000 and $85,000, respectively, in compensation expense representing the fair market value of these share awards.

(7)	Comprehensive Income

The following table includes the components of comprehensive income for the twenty six and thirteen week periods ended June 26, 2004. The Company did not have any transactions resulting in comprehensive income in the twenty six or thirteen week periods ended June 28, 2003 (in thousands):

	Twenty Six Weeks Ended	Thirteen Weeks Ended
	June 26,	June 26,
	2004	2004
Net income	$25,692	$17,590
Unrealized holding losses on available-for-sale investments, net of income tax	(138)	(144)

Comprehensive income	$25,554	$17,446

Accumulated other comprehensive income at June 26, 2004 of $44,000 represents the unrealized holding gains on available for sale investments of $68,000, net of income taxes of $24,000.

(8)	Commitments and Contingencies

At June 26, 2004, Landstar had $10,357,000 of letters of credit outstanding under the Company’s revolving credit facility and $38,264,000 of letters of credit secured by investments held at the Company’s insurance segment. The short-term investments of $31,713,000 combined with $7,617,000 of the non-current portion of investment grade bonds included in other assets at June 26, 2004, provide collateral for the $38,264,000 of letters of credit issued to guarantee payment of insurance claims.

On November 1, 2002, the Owner Operator Independent Drivers Association, Inc. (“OOIDA”) and six individual Independent Contractors filed a putative class action complaint in the United States District Court in Jacksonville, Florida, against the Company (the “Complaint”). The Complaint alleges that certain aspects of the Company’s motor carrier leases with independent truckers known as “owner operators” violate the federal leasing regulations and seeks injunctive relief, an unspecified amount of damages and attorney’s fees. On March 8 and June 4, 2004, the District Court dismissed all claims of one of six plaintiffs on grounds the ICC Termination ACT (“Act”) is not applicable to leases signed before the Act’s January 1, 1996, effective date, and dismissed all claims of all remaining Plaintiffs against four of the seven Company entities previously named as Defendants (Landstar System, Inc., Landstar Express America, Inc., Landstar Gemini, Inc. and Landstar Logistics, Inc.). With respect to the remaining claims, the June 4, 2004 Order held that the Act created a private right of action to which a four-year statute of limitations applies. The putative class has not been certified pending further pleadings by the parties. Landstar is not in a position to conclude whether there is a reasonable possibility of an adverse outcome in this case, or what damages, if any, Plaintiffs would be awarded should they prevail on all or any part of their claims. However, Landstar believes it has meritorious defenses which it intends to continue asserting vigorously.

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

(9)	Subsequent Event

On July 8, 2004, Landstar renegotiated its existing credit agreement with a syndicate of banks and JPMorgan Chase Bank, as administrative agent (the “Fourth Amended and Restated Credit Agreement”). The Fourth Amended and Restated Credit Agreement, which expires on July 8, 2009, provides $225,000,000 of borrowing capacity in the form of a revolving credit facility, $75,000,000 of which may be utilized in the form of letter of credit guarantees. The initial borrowing of $70,000,000 under the facility has been used to refinance the Company’s prior credit facility, which has been terminated. The initial borrowings under the Fourth Amended and Restated Credit Agreement will bear interest at the rate of approximately 75.0 basis points over LIBOR.

Borrowings under the Fourth Amended and Restated Credit Agreement bear interest at rates equal to, at the option of Landstar, either (i) the greatest of (a) the prime rate as publicly announced from time to time by JPMorgan Chase Bank, (b) the three month CD rate adjusted for statutory reserves and FDIC assessment costs plus 1% and (c) the federal funds effective rate plus 1/2%, or, (ii) the rate at the time offered to JPMorgan Chase Bank in the Eurodollar market for amounts and periods comparable to the relevant loan plus a margin that is determined based on the level of the Company’s Leverage Ratio, as defined in the Fourth Amended and Restated Credit Agreement. The margin is subject to an increase of ..125% if the aggregate amount outstanding under the Fourth Amended and Restated Credit Agreement exceeds 50% of the total borrowing capacity.

The unused portion of the Fourth Amended and Restated Credit Agreement carries a commitment fee determined based on the level of the Leverage Ratio, as therein defined. As of July 8, 2004, the commitment fee for the unused portion of the Fourth Amended and Restated Credit Agreement was 0.200%. At July 8, 2004, the weighted average interest rate on borrowings under the Fourth Amended and Restated Credit Agreement was 2.1%.

The Fourth Amended and Restated Credit Agreement contains a number of covenants that limit, among other things, the incurrence of additional indebtedness, the incurrence of operating or capital lease obligations and the purchase of operating property. The Fourth Amended and Restated Credit Agreement also requires Landstar to meet certain financial tests. Landstar is required to, among other things, maintain minimum levels of Consolidated Net Worth and Fixed Charge Coverage, as each is defined in the Fourth Amended and Restated Credit Agreement.

The Fourth Amended and Restated Credit agreement provides for an event of default related to a person or group acquiring 25% or more of the outstanding capital stock of the Company or obtaining the power to elect a majority of the Company’s directors.

Borrowings under the Fourth Amended and Restated Credit Agreement are unsecured, however, Landstar System, Inc. and all but one of Landstar System Holdings, Inc.’s (“LSHI”) subsidiaries guarantee LSHI’s obligations under the Fourth Amended and Restated Credit Agreement.

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

Management monitors business activity by tracking the number of loads (volume) and revenue per load generated by the carrier and multimodal segments. In addition, management tracks revenue per revenue mile, average length of haul and total revenue miles at the carrier segment. Revenue per revenue mile and revenue per load (collectively price) as well as the number of loads, can be influenced by many factors which do not necessarily indicate a change in price or volume. Those factors include the average length of haul, freight type, special handling and equipment requirements and delivery time requirements. The following table summarizes this data by reportable segment:

	Twenty Six Weeks Ended		Thirteen Weeks Ended
	June 26,	June 28,	June 26,	June 28,
	2004	2003	2004	2003
Carrier Segment:
Number of loads (1)	521,000	500,000	267,000	255,000
Revenue per load	$1,315	$1,187	$1,362	$1,189
Revenue per revenue mile	$1.75	$1.73	$1.76	$1.73
Average length of haul (miles)	752	686	774	687
Multimodal Segment:
Number of loads	148,000	116,000	80,000	61,000
Revenue per load	$1,374	$1,281	$1,391	$1,310

(1) Effective with the 2004 second quarter, the Company has modified its methodology for reporting loads. Had this methodology been applied to the 2004 first quarter, loads for the 2004 first quarter would have been 254,000, as opposed to 244,000, as was reported. The application of this new methodology to the 2003 twenty-six week period resulted in an increase of 3,000 loads. This change in load recognition has no impact on reported revenue in any period.

Also critical to the Company’s success is its ability to secure capacity, particularly truck capacity, at rates that allow the Company to profitably transport customers’ freight. The following table summarizes available truck capacity:

	June 26,	June 28,
	2004	2003
Independent Contractors	7,629	7,271
Other third party truck capacity providers:
Approved and active(1)	9,800	8,872
Other approved	6,416	6,093

	16,216	14,965

Total available truck capacity providers	23,845	22,236

Number of trucks provided by Independent Contractors	8,560	8,263

(1) Active refers to other third party truck capacity providers who moved at least one load in the 180 days immediately preceding the fiscal period end.

Historically, the Company’s carrier segment has primarily relied on capacity provided by Independent Contractors. Pursuant to a plan to augment its available capacity and increase its revenue, the Company has been increasing the carrier segment’s use of capacity provided by other third party truck capacity providers. The percent of consolidated revenue generated through all truck brokerage carriers was 25.0% during the twenty six week period ended June 26, 2004 and 21.7% during the twenty six week period ended June 28, 2003.

The Company incurs costs that are directly related to the transportation of freight that include purchased transportation and commissions to agents. The Company incurs indirect costs associated with the transportation of freight that include other operating costs and insurance and claims. In addition, the Company incurs selling, general and administrative costs essential to administering its business operations. Management continually monitors all components of the costs incurred by the Company and establishes annual cost budgets, which, in general, are used to benchmark costs on a monthly basis.

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

Potential liability associated with accidents in the trucking industry is severe and occurrences are unpredictable. Landstar’s retained liability for individual commercial trucking claims depends on when such claims are incurred. For commercial trucking claims incurred subsequent to March 30, 2004, Landstar retains liability up to $5,000,000 per occurrence. For commercial trucking claims incurred from June 19, 2003 through March 30, 2004, Landstar retains liability up to $10,000,000 per occurrence. For commercial trucking claims incurred from May 1, 2001 through June 18, 2003, Landstar retains liability up to $5,000,000 per occurrence. For commercial trucking claims incurred prior to May 1, 2001, Landstar retains liability up to $1,000,000 per occurrence. The Company also retains liability for each general liability claim up to $1,000,000, $250,000 for each workers’ compensation claim and $250,000 for each cargo claim. The Company’s exposure to liability associated with accidents incurred by other third party capacity providers who haul freight on behalf of the Company is reduced by various factors including the extent to which they maintain their own insurance coverage.

Employee compensation and benefits account for over half of the Company’s selling, general and administrative expense. Other significant components of selling, general and administrative expense are communications costs and rent expense.

Depreciation and amortization primarily relate to depreciation of trailing equipment and management information services equipment.

All historical share related financial information presented herein has been restated to reflect a two-for-one stock split effected in the form of a 100% stock dividend declared on October 15, 2003 and distributed on November 13, 2003 to stockholders of record on November 3, 2003.

The following table sets forth the percentage relationships of income and expense items to revenue for the periods indicated:

	Twenty Six Weeks Ended		Thirteen Weeks Ended
	June 26,	June 28,	June 26,	June 28,
	2004	2003	2004	2003
Revenue	100.0%	100.0%	100.0%	100.0%
Investment income	0.1	0.1	0.0	0.1
Costs and expenses:
Purchased transportation	74.6	74.3	74.7	74.4
Commissions to agents	7.8	7.8	7.9	7.8
Other operating costs	2.1	2.4	1.8	2.2
Insurance and claims	3.7	2.9	2.6	3.0
Selling, general and administrative	6.4	6.7	6.2	6.1
Depreciation and amortization	0.7	0.8	0.7	0.8

Total costs and expenses	95.3	94.9	93.9	94.3

Operating income	4.8	5.2	6.1	5.8
Interest and debt expense	0.2	0.2	0.2	0.2

Income before income taxes	4.6	5.0	5.9	5.6
Income taxes	1.8	1.9	2.3	2.1

Net income	2.8%	3.1%	3.6%	3.5%

TWENTY SIX WEEKS ENDED JUNE 26, 2004 COMPARED TO TWENTY SIX WEEKS ENDED JUNE 28, 2003

Revenue for the 2004 twenty six week period was $903,329,000, an increase of $147,527,000, or 19.5%, over the 2003 twenty six week period. The increase was attributable to increased revenue of $91,909,000, $54,647,000 and $971,000 at the carrier, multimodal and insurance segments, respectively. With respect to the carrier segment, revenue per load increased approximately 11% while the number of loads delivered in the 2004 twenty six week period increased approximately 4% compared with the number of loads delivered during the 2003 twenty six week period. The average length of haul per load at the carrier segment increased approximately 10% and revenue per revenue mile increased approximately 1%. At the multimodal segment, the number of loads delivered in the 2004 twenty six week period increased approximately 28% and revenue per load increased approximately 7% over the 2003 period. The increase in delivered loads at the multimodal segment was primarily attributable to increased freight opportunities from the multimodal segment’s existing customer base, while the increase in revenue per load was attributable to both increased rates and an increased length of haul.

Investment income at the insurance segment was $542,000 and $623,000 in the 2004 and 2003 periods, respectively. The decrease in investment income was primarily due to a reduced rate of return, attributable to the decline in interest rates, on investments held by the insurance segment and a reduction in the amount of assets held for investment purposes because a portion of the assets were used to fund purchases of the Company’s common stock.

Purchased transportation was 74.6% and 74.3% of revenue in 2004 and 2003, respectively. The increase in purchased transportation as a percentage of revenue was primarily due to increased truck brokerage revenue, which tends to have a higher cost of purchased transportation, and increased rates charged by other third party truck and rail capacity providers, partially offset by increased use of Company provided trailing equipment. Commissions to agents were 7.8% of revenue in both 2004 and 2003. Other operating costs were 2.1% and 2.4% of revenue in 2004 and 2003, respectively. The decrease in other operating costs as a percentage of revenue was primarily attributable to reduced trailer maintenance and repair costs, reflecting a reduction in the average age of trailing equipment, increased brokerage revenue, which does not incur significant other operating costs, and the cost of trailer locks that were purchased and distributed to the Company’s Independent Contractors in 2003, partially offset by increased trailer rental costs. Insurance and claims were 3.7% of revenue in 2004 compared with 2.9% of revenue in 2003. The increase in insurance and claims as a percentage of revenue was primarily attributable to $7,600,000 of costs incurred to settle one severe accident that occurred early in fiscal year 2004 and the increased cost of insurance above the Company’s self-insured retention levels (premium cost), partially offset by reduced frequency of commercial trucking accidents. Selling, general and administrative costs were 6.4% of revenue in 2004 compared with 6.7% of revenue in 2003. The decrease in selling, general and administrative costs as a percentage of revenue was primarily due to the effect of increased revenue, partially offset by an increased provision for bonuses under the Company’s incentive compensation plans. Depreciation and amortization was 0.7% and 0.8% of revenue in 2004 and 2003, respectively. The decrease in depreciation and amortization as a percentage of revenue was primarily attributable to the effect of increased revenue. Interest and debt expense was 0.2% of revenue in both 2004 and 2003, respectively.

The provisions for income taxes for the 2004 and 2003 twenty six week periods were based on estimated full year combined effective income tax rates of approximately 38.3% and 37.8%, respectively, which are higher than the statutory federal income tax rate primarily as a result of state income taxes and the meals and entertainment exclusion. The increase in the combined effective income tax rate was attributable to changes in tax laws enacted by a number of states in which the Company operates.

Net income in the 2004 period was $25,692,000, or $0.86 per common share ($0.84 per diluted share), which included the $7,600,000 charge to settle one accident referenced above. This charge, net of income tax benefits, reduced 2004 net income by $4,900,000, or $0.16 per diluted share. Net income for the 2003 period was $23,725,000, or $0.75 per common share ($0.73 per diluted share).

THIRTEEN WEEKS ENDED JUNE 26, 2004 COMPARED TO THIRTEEN WEEKS ENDED JUNE 28, 2003

Revenue for the 2004 thirteen week period was $482,303,000, an increase of $92,219,000, or 23.6%, compared to the 2003 thirteen week period. The increase was attributable to increased revenue of $60,346,000, $31,342,000, and $531,000 at the carrier, multimodal and insurance segments, respectively. With respect to the carrier segment, revenue per load increased approximately 15% while the number of loads delivered in the 2004 thirteen week period increased approximately 5% compared with the number of loads delivered during the 2003 thirteen week period. The average length of haul per load at the carrier segment increased approximately 13% and revenue per revenue mile increased approximately 2%. At the multimodal segment, the number of loads delivered in the 2004 thirteen week period increased approximately 31% and revenue per load increased approximately 6% over the 2003 thirteen week period. The increase in delivered loads at the multimodal segment was primarily attributable to increased freight opportunities from the multimodal segment’s existing customer base, while the increase in revenue per load was attributable to both increased rates and increased length of haul.

Investment income at the insurance segment was $239,000 and $299,000 in the 2004 and 2003 thirteen week periods, respectively. The decrease in investment income was primarily due to a reduced rate of return, attributable to the decline in interest rates, on investments held by the insurance segment and a reduction in the amount of assets held for investment purposes because a portion of the assets were used to fund purchases of the Company’s common stock.

Purchased transportation was 74.7% and 74.4% of revenue in 2004 and 2003, respectively. The increase in purchased transportation as a percentage of revenue was primarily due to increased truck brokerage revenue, which tends to have a higher cost of purchased transportation, and increased rates charged by other third party truck and rail capacity providers, partially offset by increased use of Company provided trailing equipment. Commissions to agents were 7.9% and 7.8% of revenue in 2004 and 2003, respectively. The increase in commissions to agents as a percentage of revenue was primarily due to a change in revenue mix at the carrier segment. Other operating costs were 1.8% of revenue in 2004 and 2.2% of revenue in 2003. The decrease in other operating costs as a percentage of revenue was primarily due to reduced trailer maintenance and repair costs, reflecting a reduction in the average age of trailing equipment and increased truck brokerage revenue, which usually does not incur significant other operating costs, partially offset by an increased provision for contractor bad debt and increased trailer rental costs. Insurance and claims were 2.6% of revenue in 2004 compared with 3.0% of revenue in 2003. The decrease in insurance and claims as a percentage of revenue was primarily attributable to favorable underwriting experience in the Independent Contractor Programs reinsured by Signature, increased brokerage revenue, which has a lower claims risk profile, and reduced frequency of commercial trucking accidents. Selling, general and administrative costs were 6.2% of revenue in 2004 compared with 6.1% of revenue in 2003. The increase in selling, general and administrative costs as a percentage of revenue was primarily due to an increased provision for bonuses under the Company’s incentive compensation plans, mostly offset by the effect of increased revenue. Depreciation and amortization was 0.7% and 0.8% of revenue in 2004 and 2003, respectively. The decrease in depreciation and amortization as a percentage of revenue was primarily attributable to the effect of increased revenue. Interest and debt expense was 0.2% of revenue in both 2004 and 2003, respectively.

The provisions for income taxes for the 2004 and 2003 thirteen week periods were based on estimated full year combined effective income tax rates of approximately 38.3% and 37.8%, respectively, which are higher than the statutory federal income tax rate primarily as a result of state income taxes and the meals and entertainment exclusion. The increase in the combined effective income tax rate was attributable to changes in tax laws enacted by a number of states in which the Company operates.

Net income was $17,590,000, or $0.59 per common share ($0.57 per diluted share), in the 2004 period compared with $13,566,000, or $0.43 per common share ($0.42 per diluted share), in the 2003 period.

CAPITAL RESOURCES AND LIQUIDITY

Shareholders’ equity was $163,640,000 at June 26, 2004, compared to $142,515,000 at December 27, 2003. The increase in shareholders’ equity was a result of net income for the 2004 twenty six week period and exercises of stock options, partially offset by the purchase of 462,000 shares of the Company’s common stock at a total cost of $16,407,000. As of June 26, 2004, the Company may purchase up to an additional 918,140 shares of its common stock under its authorized stock purchase program. Shareholders’ equity was 65% of total capitalization (defined as total debt plus equity) at June 26, 2004 compared to 61% at December 27, 2003.

Working capital and the ratio of current assets to current liabilities were $155,520,000 and 1.74 to 1, respectively, at June 26, 2004, compared with $147,515,000 and 1.85 to 1, respectively, at December 27, 2003. Landstar has historically operated with current ratios within the range of 1.5 to 1 to 2.0 to 1. Cash provided by operating activities was $42,182,000 in the 2004 twenty six week period compared with $29,684,000 in the 2003 twenty six week period. The increase in cash flow provided by operating activities was primarily attributable to the timing of payments.

At June 26, 2004, the Company had $62,000,000 in borrowings outstanding and $10,357,000 of letters of credit outstanding under its Third Amended and Restated Credit Agreement. In addition, the Company had $38,264,000 in letters of credit outstanding, as collateral for insurance claims, secured by investments and cash equivalents totaling $39,330,000.

On July 8, 2004, Landstar renegotiated its existing credit agreement with a syndicate of banks and JPMorgan Chase Bank, as administrative agent (the “Fourth Amended and Restated Credit Agreement”). The Fourth Amended and Restated Credit Agreement, which expires on July 8, 2009, provides $225,000,000 of borrowing capacity in the form of a revolving credit facility, $75,000,000 of which may be utilized in the form of letter of credit guarantees. The initial borrowing of $70,000,000 under the facility has been used to refinance the Company’s prior credit facility, which has been terminated. The initial borrowings under the Fourth Amended and Restated Credit Agreement will bear interest at the rate of approximately 75.0 basis points over LIBOR.

Borrowings under the Fourth Amended and Restated Credit Agreement bear interest at rates equal to, at the option of Landstar, either (i) the greatest of (a) the prime rate as publicly announced from time to time by JPMorgan Chase Bank, (b) the three month CD rate adjusted for statutory reserves and FDIC assessment costs plus 1% and (c) the federal funds effective rate plus 1/2%, or, (ii) the rate at the time offered to JPMorgan Chase Bank in the Eurodollar market for amounts and periods comparable to the relevant loan plus a margin that is determined based on the level of the Company’s Leverage Ratio, as defined in the Fourth Amended and Restated Credit Agreement. The margin is subject to an increase of .125% if the aggregate amount outstanding under the Fourth Amended and Restated Credit Agreement exceeds 50% of the total borrowing capacity.

The unused portion of the Fourth Amended and Restated Credit Agreement carries a commitment fee determined based on the level of the Leverage Ratio, as therein defined. As of July 8, 2004, the commitment fee for the unused portion of the Fourth Amended and Restated Credit Agreement was 0.200%. At July 8, 2004, the weighted average interest rate on borrowings under the Fourth Amended and Restated Credit Agreement was 2.1%.

The Fourth Amended and Restated Credit Agreement contains a number of covenants that limit, among other things, the incurrence of additional indebtedness, the incurrence of operating or capital lease obligations and the purchase of operating property. The Fourth Amended and Restated Credit Agreement also requires Landstar to meet certain financial tests. Landstar is required to, among other things, maintain minimum levels of Consolidated Net Worth and Fixed Charge Coverage, as each is defined in the Fourth Amended and Restated Credit Agreement.

The Fourth Amended and Restated Credit agreement provides for an event of default related to a person or group acquiring 25% or more of the outstanding capital stock of the Company or obtaining the power to elect a majority of the Company’s directors.

Borrowings under the Fourth Amended and Restated Credit Agreement are unsecured, however, Landstar System, Inc. and all but one of Landstar System Holdings, Inc.’s (“LSHI”) subsidiaries guarantee LSHI’s obligations under the Fourth Amended and Restated Credit Agreement.

Historically, the Company has generated sufficient operating cash flow to meet its debt service requirements, fund continued growth, both internal and through acquisitions and to meet working capital needs. As a non-asset based provider of transportation capacity, the Company’s annual capital requirements for operating property are generally for trailers and management information services equipment. In addition, a significant portion of the trailing equipment used by the Company is provided by third party capacity providers and through leases at rental rates that vary with the revenue generated through the use of the leased equipment, thereby reducing the Company’s capital requirements. During the 2004 twenty six week period, the Company purchased $4,130,000 of operating property, acquired $8,380,000 of trailing equipment by entering into capital leases and acquired $14,300,000 of trailing equipment by entering into a 5 year operating lease. Landstar anticipates acquiring an additional $8,000,000 to $12,000,000 of operating property during the remainder of the 2004 fiscal year either by purchase or by lease financing. It is expected that capital leases will fund any significant trailer purchases of owned equipment made during the balance of the 2004 fiscal year. The Company does not anticipate any other significant capital requirements in the near future.

Management believes that cash flow from operations combined with the Company’s borrowing capacity under the Fourth Amended and Restated Credit Agreement will be adequate to meet Landstar’s debt service requirements, fund continued growth, both internal and through acquisitions, complete the authorized share purchase program and meet working capital needs.

LEGAL MATTERS

On November 1, 2002, the Owner Operator Independent Drivers Association, Inc. (“OOIDA”) and six individual Independent Contractors filed a putative class action complaint in the United States District Court in Jacksonville, Florida, against the Company (the “Complaint”). The Complaint alleges that certain aspects of the Company’s motor carrier leases with independent truckers known as “owner operators” violate the federal leasing regulations and seeks injunctive relief, an unspecified amount of damages and attorney’s fees. On March 8 and June 4, 2004, the District Court dismissed all claims of one of six plaintiffs on grounds the ICC Termination ACT (“Act”) is not applicable to leases signed before the Act’s January 1, 1996, effective date, and dismissed all claims of all remaining Plaintiffs against four of the seven Company entities previously named as Defendants (Landstar System, Inc., Landstar Express America, Inc., Landstar Gemini, Inc. and Landstar Logistics, Inc.). With respect to the remaining claims, the June 4, 2004 Order held that the Act created a private right of action to which a four-year statute of limitations applies. The putative class has not been certified pending further pleadings by the parties. Landstar is not in a position to conclude whether there is a reasonable possibility of an adverse outcome in this case, or what damages, if any, Plaintiffs would be awarded should they prevail on all or any part of their claims. However, Landstar believes it has meritorious defenses which it intends to continue asserting vigorously.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The allowance for doubtful accounts for both trade and other receivables represents management’s estimate of the amount of outstanding receivables that will not be collected. Historically, management’s estimates for uncollectible receivables have been materially correct. Although management believes the amount of the allowance for both trade and other receivables at June 26, 2004 is appropriate, a prolonged period of low or no economic growth may adversely affect the collection of these receivables. Conversely, a more robust economic environment may result in the realization of some portion of the estimated uncollectible receivables.

Landstar provides for the estimated costs of self-insured claims primarily on an actuarial basis. The amount recorded for the estimated liability for claims incurred is based upon the facts and circumstances known on the balance sheet date. The ultimate resolution of these claims may be for an amount greater or less than the amount estimated by management. Historically, the Company has experienced both favorable and unfavorable development of prior year claims estimates. The Company is continually revising its existing claim estimates as new or revised information becomes available on the status of each claim. During the 2004 and 2003 twenty six week periods, insurance and claims costs included $2,199,000 and $1,422,000, respectively, of unfavorable adjustments to prior years claims estimates. It is reasonably likely that the ultimate outcome of settling all outstanding claims will be more or less than the estimated claims reserve at June 26, 2004.

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

On July 8, 2004, Landstar entered into a new senior credit facility with a syndicate of banks and JPMorgan Chase Bank, as administrative agent (the “Fourth Amended and Restated Credit Agreement”). The Fourth Amended and Restated Credit Agreement, which expires on July 8, 2009, provides $225,000,000 of borrowing capacity in the form of a revolving credit facility, $75,000,000 of which may be utilized in the form of letter of credit guarantees. The initial borrowing of $70,000,000 under the facility has been used to refinance the Company’s prior credit facility, which has been terminated. The initial borrowings under the Fourth Amended and Restated Credit Agreement will bear interest at the rate of approximately 75.0 basis points over LIBOR.

The Fourth Amended and Restated Credit Agreement contains a number of covenants that limit, among other things, the incurrence of additional indebtedness, the incurrence of operating or capital lease obligations and the purchase of operating property. Landstar is required to, among other things, maintain minimum levels of Consolidated Net Worth and Fixed Charge Coverage, as each is defined in the Fourth Amended and Restated Credit Agreement.

Borrowings under the Fourth Amended and Restated Credit Agreement bear interest at rates equal to, at the option of Landstar, either (i) the greatest of (a) the prime rate as publicly announced from time to time by JPMorgan Chase Bank, (b) the three month CD rate adjusted for statutory reserves and FDIC assessment costs plus 1% and (c) the federal funds effective rate plus 1/2%, or, (ii) the rate at the time offered to JPMorgan Chase Bank in the Eurodollar market for amounts and periods comparable to the relevant loan plus a margin that is determined based on the level of the Company’s Leverage Ratio, as defined in the Fourth Amended and Restated Credit Agreement. The margin is subject to an increase of .125% if the aggregate amount outstanding under the Fourth Amended and Restated Credit Agreement exceeds 50% of the borrowing capacity. During the second quarter of fiscal 2004, the average outstanding balance under the Third Amended and Restated Credit Agreement was approximately $80,000,000. Based on the borrowings rates in the Third Amended and Restated Credit Agreement and the repayment terms, the fair value of the outstanding borrowings as of June 26, 2004 was estimated to approximate carrying value. Assuming that debt levels on the Fourth Amended and Restated Credit Agreement remain at $70,000,000, the balance at July 8, 2004, a hypothetical increase of 100 basis points in current rates provided for under the Fourth Amended and Restated Credit Agreement is estimated to result in an increase in interest expense of $700,000 on an annualized basis.

The amount outstanding on the Fourth Amended and Restated Credit Agreement is payable on July 8, 2009, the expiration date of the Fourth Amended and Restated Credit Agreement.

Long-term investments, all of which are available-for-sale, consist of investment grade bonds having maturities of up to five years. Assuming that the long-term portion of investments in bonds remains at $7,617,000, the balance at June 26, 2004, a hypothetical increase or decrease in interest rates of 100 basis points would not have a material impact on future earnings on an annualized basis. Short-term investments consist of short term investment grade instruments and the current maturities of investment grade bonds. Accordingly, any future interest rate risk on these short-term investments would not be material.

Item 4. Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act, as amended). Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of June 26, 2004, to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There were no significant changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended June 26, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

On November 1, 2002, the Owner Operator Independent Drivers Association, Inc. (“OOIDA”) and six individual Independent Contractors filed a putative class action complaint in the United States District Court in Jacksonville, Florida, against the Company (the “Complaint”). The Complaint alleges that certain aspects of the Company’s motor carrier leases with independent truckers known as “owner operators” violate the federal leasing regulations and seeks injunctive relief, an unspecified amount of damages and attorney’s fees. On March 8 and June 4, 2004, the District Court dismissed all claims of one of six plaintiffs on grounds the ICC Termination ACT (“Act”) is not applicable to leases signed before the Act’s January 1, 1996, effective date, and dismissed all claims of all remaining Plaintiffs against four of the seven Company entities previously named as Defendants (Landstar System, Inc., Landstar Express America, Inc., Landstar Gemini, Inc. and Landstar Logistics, Inc.). With respect to the remaining claims, the June 4, 2004 Order held that the Act created a private right of action to which a four-year statute of limitations applies. The putative class has not been certified pending further pleadings by the parties. Landstar is not in a position to conclude whether there is a reasonable possibility of an adverse outcome in this case, or what damages, if any, Plaintiffs would be awarded should they prevail on all or any part of their claims. However, Landstar believes it has meritorious defenses which it intends to continue asserting vigorously.

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The Company did not repurchase any of its common stock during the period from March 28, 2004 to June 26, 2004, its second fiscal quarter.

On December 4, 2003, the Company announced that it had been authorized by its Board of Directors to purchase up to 1,000,000 shares of its common stock from time to time in the open market and in privately-negotiated transactions. As of June 26, 2004, the Company may purchase up to 918,140 shares of its common stock under the authorized purchase program.

No specific expiration date has been assigned to the December 4, 2003 authorization.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

On May 13, 2004, Landstar System, Inc. (the “Company”) held its Annual Meeting of Shareholders (the “Meeting”) at its principal offices in Jacksonville, Florida. The matters voted upon at the Meeting included (i) the election of the three Class II directors for terms to expire at the 2007 Annual Meeting of Shareholders, (ii) the ratification of appointment of KPMG LLP as the Company’s independent auditors for fiscal year 2004 and (iii) to consider approval of an amendment to Article IV of the Company’s Restated Certificate of Incorporation to increase the authorized shares of Common Stock of the Company.

Pursuant to the Company’s Restated Certificate of Incorporation, the Board of Directors has fixed the number of directors at seven: two Class I directors whose members’ terms will expire at the 2006 Annual Meeting of Shareholders; three Class II directors whose members’ terms will expire at the 2007 Annual Meeting of Shareholders; and two Class III directors whose members’ terms will expire at the 2005 Annual Meeting of Shareholders. With respect to the election of three Class II directors at the Meeting, nominee William S. Elston, nominee Merritt J. Mott and nominee Diana M. Murphy were elected to the Board of Directors of the Company. Mr. Elston received 28,414,041 votes for election to the Board and 305,842 votes were withheld. Mr. Mott received 28,413,741 votes for election to the Board and 306,142 votes were withheld. Ms. Murphy received 28,413,366 votes for election to the Board and 306,517 votes were withheld. The names of the other directors whose terms of office as directors continued after the Meeting are as follows: David G. Bannister (a Class III director), Jeffrey C. Crowe (a Class III director), Ronald W. Drucker (a Class I director) and Henry H. Gerkens (a Class I director).

The proposal to appoint KPMG LLP as the Company’s independent auditors for fiscal year 2004 was ratified by the Company’s shareholders. Votes for the ratification were 28,319,051, votes against were 396,913 and votes abstaining were 3,919.

The proposal for the approval of the amendment to Article IV of the Company’s Restated Certificate of Incorporation to increase the authorized shares of Common Stock of the Company was approved by a majority of the shareholders with 26,939,398 votes for the proposal, 1,771,434 votes against the proposal and 9,051 abstentions.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

The exhibits listed on the Exhibit Index are furnished as part of this quarterly report on Form 10-Q.

(b) Form 8-K

The Company’s Form 8-K filed with the Securities and Exchange Commission on March 29, 2004, disclosed the decrease to the Company’s retained liability for individual trucking claims.

The Company’s Form 8-K filed with the Securities and Exchange Commission on April 15, 2004, furnished the Company’s earnings release for the thirteen week period ended March 27, 2004.

The Company’s Form 8–K filed with the Securities and Exchange Commission on April 28, 2004, contained a Company press release announcing, that in connection with an announcement by the Company’s Board of Directors to separate the roles of Chairman and Chief Executive Officer, the appointment of a new Chief Executive Officer effective July 1, 2004.

EXHIBIT INDEX

Registrant’s Commission File No.: 0-21238

Exhibit No.	Description
(3)	Articles of Incorporation and Bylaws:

3.1*	Amendment to the Company’s Amended and Restated Certificate of Incorporation of the Company dated May 29, 2003.

(10)	Material Contracts:

10.1 **	Letter Agreement, dated April 27, 2004, between Landstar System, Inc. and Henry H. Gerkens.

10.2 **	Letter Agreement, dated April 27, 2004, between Landstar System, Inc. and Jeffrey C. Crowe.

(31)	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002:

31.1 *	Chief Executive Officer certification, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Chief Financial Officer certification, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002:

32.1 ***	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 ***	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

**	Incorporated by reference from Form 8-K current report filed April 28, 2004

***	Furnished herewith

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LANDSTAR SYSTEM, INC.

Date: July 29, 2004	/s/ Henry H. Gerkens

Henry H. Gerkens
President and
Chief Executive Officer

Date: July 29, 2004	/s/ Robert C. LaRose

Robert C. LaRose
Vice President, Chief Financial
Officer and Secretary