Form 10-Q
period 2004-09-25
LANDSTAR SYSTEM INC
filed 2004-11-01
CIK 853816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 25, 2004

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

     Yes ☒ No ☐

The number of shares of the registrant’s Common Stock, par value $0.01 per share, outstanding as of the close of business on October 22, 2004 was 30,315,430.

PART I

FINANCIAL INFORMATION

Index

Item 1

Consolidated Balance Sheets as of September 25, 2004 and December 27, 2003	Page 3
Consolidated Statements of Income for the Thirty Nine and Thirteen Weeks Ended September 25, 2004 and September 27, 2003	Page 4
Consolidated Statements of Cash Flows for the Thirty Nine Weeks Ended September 25, 2004 and September 27, 2003	Page 5
Consolidated Statement of Changes in Shareholders’ Equity for the Thirty Nine Weeks Ended September 25, 2004	Page 6
Notes to Consolidated Financial Statements	Page 7
Sec 302 Chief Executive Officer Certification
Sec 302 Chief Financial Officer Certification
Sec 906 Chief Executive Officer Certification
Sec 906 Chief Financial Officer Certification

Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations	Page 11

Item 3

Quantitative and Qualitative Disclosures About Market Risk	Page 20

Item 4

Controls and Procedures	Page 21

Item 1. Financial Statements

The interim consolidated financial statements contained herein reflect all adjustments (all of a normal, recurring nature) which, in the opinion of management, are necessary for a fair statement of the financial condition, results of operations, cash flows and changes in shareholders’ equity for the periods presented. They have been prepared in accordance with Rule 10-01 of Regulation S-X and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the thirty nine weeks ended September 25, 2004 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 25, 2004.

These interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s 2003 Annual Report on Form 10-K.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)
(Unaudited)

	Sept. 25,	Dec. 27,
	2004	2003
ASSETS
Current Assets
Cash and cash equivalents	$68,173	$42,640
Short-term investments	32,865	30,890
Trade accounts receivable, less allowance of $4,564 and $3,410	287,241	219,039
Other receivables, including advances to independent contractors, less allowance of $4,725 and $4,077	13,228	13,196
Deferred income taxes and other current assets	17,425	14,936

Total current assets	418,932	320,701

Operating property, less accumulated depreciation and amortization of $63,780 and $58,480	69,567	67,639
Goodwill	31,134	31,134
Other assets	19,309	18,983

Total assets	$538,942	$438,457

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Cash overdraft	$20,576	$20,523
Accounts payable	119,961	71,713
Current maturities of long-term debt	8,322	9,434
Insurance claims	31,351	26,293
Other current liabilities	53,129	45,223

Total current liabilities	233,339	173,186

Long-term debt, excluding current maturities	76,772	82,022
Insurance claims	31,498	27,282
Deferred income taxes	12,709	13,452
Shareholders’ Equity
Common stock, $0.01 par value, authorized 80,000,000 and 50,000,000 shares, issued 32,724,160 and 31,816,860	327	318
Additional paid-in capital	40,307	18,382
Retained earnings	271,674	224,368
Cost of 2,490,930 and 1,809,930 shares of common stock in treasury	(127,151)	(100,150)
Accumulated other comprehensive income	52	182
Notes receivable arising from exercises of stock options	(585)	(585)

Total shareholders’ equity	184,624	142,515

Total liabilities and shareholders’ equity	$538,942	$438,457

See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share amounts)
(Unaudited)

	Thirty Nine Weeks Ended		Thirteen Weeks Ended
	Sept. 25,	Sept. 27,	Sept. 25,	Sept. 27,
	2004	2003	2004	2003
Revenue	$1,430,212	$1,162,574	$526,883	$406,772
Investment income	879	960	337	337
Costs and expenses:
Purchased transportation	1,066,739	862,371	392,646	300,907
Commissions to agents	113,414	91,224	42,777	32,601
Other operating costs	27,313	27,571	8,537	9,731
Insurance and claims	46,751	32,187	13,297	10,026
Selling, general and administrative	87,831	81,004	30,643	30,668
Depreciation and amortization	10,220	9,558	3,654	3,213

Total costs and expenses	1,352,268	1,103,915	491,554	387,146

Operating income	78,823	59,619	35,666	19,963
Interest and debt expense	2,213	2,400	662	856

Income before income taxes	76,610	57,219	35,004	19,107
Income taxes	29,304	21,667	13,390	7,280

Net income	$47,306	$35,552	$21,614	$11,827

Earnings per common share	$1.58	$1.15	$0.72	$0.39

Diluted earnings per share	$1.53	$1.10	$0.70	$0.38

Average number of shares outstanding:
Earnings per common share	30,001,000	31,002,000	30,218,000	30,155,000

Diluted earnings per share	30,827,000	32,193,000	30,954,000	31,287,000

See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Thirty Nine Weeks Ended
	Sept. 25,	Sept. 27,
	2004	2003
OPERATING ACTIVITIES
Net income	$47,306	$35,552
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of operating property	10,220	9,558
Non-cash interest charges	305	204
Provisions for losses on trade and other accounts receivable	4,978	3,789
Losses on sales and disposals of operating property	81	184
Director compensation paid in common stock	402	85
Income tax benefit on stock option exercises	7,289	3,371
Deferred income taxes, net	(743)	(92)
Changes in operating assets and liabilities:
Increase in trade and other accounts receivable	(73,212)	(14,694)
Increase in other assets	(3,250)	(4,182)
Increase in accounts payable	48,248	16,424
Increase (decrease) in other liabilities	7,906	(844)
Increase in insurance claims	9,274	4,057

NET CASH PROVIDED BY OPERATING ACTIVITIES	58,804	53,412

INVESTING ACTIVITIES
Net change in other short-term investments	(3,775)	(27,327)
Maturities of long-term investments	1,800	4,219
Purchases of long-term investments		(4,542)
Purchases of operating property	(4,669)	(3,258)
Proceeds from sales of operating property	820	1,078

NET CASH USED BY INVESTING ACTIVITIES	(5,824)	(29,830)

FINANCING ACTIVITIES
Increase (decrease) in cash overdraft	53	(1,110)
Proceeds from repayment of notes receivable arising from exercises of stock options		433
Proceeds from exercises of stock options	14,243	8,295
Borrowings on revolving credit facility	71,000	33,000
Purchases of common stock	(27,001)	(73,844)
Principal payments on long-term debt and capital lease obligations	(85,742)	(21,238)

NET CASH USED BY FINANCING ACTIVITIES	(27,447)	(54,464)

Increase (decrease) in cash and cash equivalents	25,533	(30,882)
Cash and cash equivalents at beginning of period	42,640	65,447

Cash and cash equivalents at end of period	$68,173	$34,565

See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
Thirty Nine Weeks Ended September 25, 2004
(Dollars in thousands)
(Unaudited)

								Notes
								Receivable
								Arising
					Treasury Stock		Accumulated	from
	Common Stock		Add'l Paid-In	Retained	at Cost		Other Comprehensive	Exercises of Stock
	Shares	Amount	Capital	Earnings	Shares	Amount	Income	Options	Total
Balance December 27, 2003	31,816,860	$318	$18,382	$224,368	1,809,930	$(100,150)	$182	$(585)	$142,515
Net income				47,306					47,306
Purchases of common stock					681,000	(27,001)			(27,001)
Exercises of stock options and related income tax benefit	898,300	9	21,523						21,532
Director compensation paid in common stock	9,000		402						402
Unrealized loss on available- for-sale investments, net of income tax benefit							(130)		(130)

Balance September 25, 2004	32,724,160	$327	$40,307	$271,674	2,490,930	$(127,151)	$52	$(585)	$184,624

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

On September 20, 2001, a suit was filed entitled Gulf Bridge RoRo, Inc. v. Landstar System, Inc., Landstar Logistics, Inc. and Ford Motor Co., Inc. in Federal District Court in Mobile, Alabama. The complaint alleged breach of contract, fraud and tortious interference with contractual business relationships against Landstar System, Inc. and Landstar Logistics, Inc. arising out of a contract between Landstar Logistics, Inc. and the plaintiff involving a trans-Gulf of Mexico roll-on/roll-off shipping venture developed by the plaintiff. The suit made claim for $25,000,000 for damages for breach of contract and $50,000,000 in punitive and other damages related to the fraud and tortious interference claims. Landstar denies all claims made by the plaintiff. In order to avoid the cost of protracted litigation, on September 9, 2003 Landstar entered into a comprehensive settlement agreement with the plaintiffs and Landstar’s insurance carrier with respect to all claims asserted in this lawsuit. The total cost incurred, net of insurance recoveries, by Landstar to defend and settle this suit during 2003 was approximately $4,150,000, approximately $3,180,000 of which was incurred in the thirteen week period ended September 27, 2003. The settlement component, net of insurance recoveries, was $2,700,000. Net of related income tax benefits, the total costs to defend and settle this suit reduced Landstar’s net income for the thirty nine and thirteen week periods ended September 27, 2003 by approximately $2,650,000, or $0.09 per common share ($0.08 per diluted share), and $2,030,000, or $0.07 per common share ($0.06 per diluted share), respectively.

(3)	Indebtedness

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

Borrowings under the Fourth Amended and Restated Credit Agreement bear interest at rates equal to, at the option of Landstar, either (i) the greatest of (a) the prime rate as publicly announced from time to time by JPMorgan Chase Bank, (b) the three month CD rate adjusted for statutory reserves and FDIC assessment costs plus 1% and (c) the federal funds effective rate plus 1/2%, or, (ii) the rate at the time offered to JPMorgan Chase Bank in the Eurodollar market for amounts and periods comparable to the relevant loan plus a margin that is determined based on the level of the Company’s Leverage Ratio, as defined in the Fourth Amended and Restated Credit Agreement. The margin is subject to an increase of 0.125% if the aggregate amount outstanding under the Fourth Amended and Restated Credit Agreement exceeds 50% of the total borrowing capacity.

The unused portion of the Fourth Amended and Restated Credit Agreement carries a commitment fee determined based on the level of the Leverage Ratio, as therein defined. As of September 25, 2004, the commitment fee for the unused portion of the Fourth Amended and Restated Credit Agreement was 0.200%. At September 25, 2004, the weighted average interest rate on borrowings under the Fourth Amended and Restated Credit Agreement was 2.45%.

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

Borrowings under the Fourth Amended and Restated Credit Agreement are unsecured; however, Landstar System, Inc. and all but one of Landstar System Holdings, Inc.’s (“LSHI”) subsidiaries guarantee LSHI’s obligations under the Fourth Amended and Restated Credit Agreement.

(4)	Income Taxes

The provisions for income taxes for the 2004 and 2003 thirty nine week and thirteen week periods were based on estimated full year combined effective income tax rates of approximately 38.3% and 38.0%, respectively, which are higher than the statutory federal income tax rate primarily as a result of state income taxes and the meals and entertainment exclusion.

(5)	Earnings Per Share

Earnings per common share amounts are based on the weighted average number of common shares outstanding, and diluted earnings per share amounts are based on the weighted average number of common shares outstanding plus the incremental shares that would have been outstanding upon the assumed exercise of all dilutive stock options.

The following table provides a reconciliation of the average number of common shares outstanding used to calculate earnings per share to the average number of common shares and common share equivalents outstanding used in calculating diluted earnings per share (in thousands):

	Thirty Nine Weeks Ended		Thirteen Weeks Ended
	Sept. 25,	Sept. 27,	Sept. 25,	Sept. 27,
	2004	2003	2004	2003
Average number of common shares outstanding	30,001	31,002	30,218	30,155
Incremental shares from assumed exercises of stock options	826	1,191	736	1,132

Average number of common shares and common share equivalents outstanding	30,827	32,193	30,954	31,287

For the thirty nine week periods ended September 25, 2004 and September 27, 2003, there were options outstanding to purchase 65,000 and 2,000 shares of common stock, respectively, excluded from the calculations of diluted earnings per share because such options were antidilutive.

For the thirteen week period ended September 25, 2004, there were 65,000 options outstanding to purchase shares of common stock excluded from the calculation of diluted earnings per share. For the thirteen week period ended September 27, 2003 there were no such options outstanding.

(6)	Additional Cash Flow Information

During the 2004 thirty nine week period, Landstar paid income taxes and interest of $22,209,000 and $2,382,000, respectively. During the 2003 thirty nine week period, Landstar paid income taxes and interest of $15,288,000 and $2,593,000, respectively. Landstar acquired operating property by entering into capital leases in the amount of $8,380,000 in the 2004 thirty nine week period. The Company did not acquire any property by entering into capital leases in the 2003 thirty nine week period.

(7)	Segment Information

The following tables summarize information about Landstar’s reportable business segments as of and for the thirty nine and thirteen week periods ended September 25, 2004 and September 27, 2003 (in thousands):

	Thirty Nine Weeks Ended September 25, 2004
	Carrier	Multimodal	Insurance	Other	Total
External revenue	$1,054,016	$353,794	$22,402		$1,430,212
Investment income			879		879
Internal revenue	32,425	4,026	24,206		60,657
Operating income	91,631	14,290	7,164	$(34,262)	78,823
Goodwill	20,496	10,638			31,134

	Thirty Nine Weeks Ended September 27, 2003
	Carrier	Multimodal	Insurance	Other	Total
External revenue	$901,041	$240,551	$20,982		$1,162,574
Investment income			960		960
Internal revenue	14,852	2,418	25,277		42,547
Operating income	66,398	2,756	17,830	$(27,365)	59,619
Goodwill	20,496	10,638			31,134

	Thirteen Weeks Ended September 25, 2004
	Carrier	Multimodal	Insurance	Other	Total
External revenue	$368,821	$150,507	$7,555		$526,883
Investment income			337		337
Internal revenue	21,150	580	6,334		28,064
Operating income	36,492	8,277	4,126	$(13,229)	35,666

	Thirteen Weeks Ended September 27, 2003
	Carrier	Multimodal	Insurance	Other	Total
External revenue	$307,755	$91,911	$7,106		$406,772
Investment income			337		337
Internal revenue	5,823	912	7,164		13,899
Operating income	23,542	(235)	6,769	$(10,113)	19,963

(8)	Stock-Based Compensation

The Company has two employee stock option plans and one stock option plan for members of its Board of Directors (collectively, the “Plans”). The Company accounts for stock options issued under the Plans pursuant to the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. No stock-based employee compensation is reflected in net income from the Plans, as all options granted under the Plans had an exercise price equal to the fair market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share from the Plans, as if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation:

	Thirty Nine Weeks Ended		Thirteen Weeks Ended
	Sept. 25,	Sept. 27,	Sept. 25,	Sept. 27,
	2004	2003	2004	2003
Net income, as reported	$47,306	$35,552	$21,614	$11,827
Deduct:
Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related income tax benefits	(3,060)	(2,528)	(944)	(858)

Pro forma net income	$44,246	$33,024	$20,670	$10,969

Earnings per common share:
As reported	$1.58	$1.15	$0.72	$0.39
Pro forma	$1.47	$1.07	$0.68	$0.36
Diluted earnings per share:
As reported	$1.53	$1.10	$0.70	$0.38
Pro forma	$1.45	$1.05	$0.67	$0.36

Under the Directors’ Stock Compensation Plan, all independent Directors who are elected or re-elected to the Board will receive 3,000 shares (1,500 prior to the two-for-one stock split declared on October 15, 2003) of common stock of the Company, subject to certain restrictions including restrictions on transfer. During the 2004 and 2003 thirty nine week periods, a total of 9,000 and 3,000 shares, respectively, of the Company’s common stock were issued to members of the Board of Directors upon their re-election at the 2004 and 2003 annual shareholders’ meetings. During the thirty nine week periods ended September 25, 2004 and September 27, 2003, the Company reported $402,000 and $85,000, respectively, in compensation expense representing the fair market value of these share awards.

(9)	Comprehensive Income

The following table includes the components of comprehensive income for the thirty nine and thirteen week periods ended September 25, 2004. The Company did not have any transactions resulting in comprehensive income in the thirty nine or thirteen week periods ended September 27, 2003 (in thousands):

	Thirty Nine Weeks Ended	Thirteen Weeks Ended
	Sept. 25,	Sept. 25,
	2004	2004
Net income	$47,306	$21,614
Unrealized holding gains (losses) on available-for-sale investments, net of income tax	(130)	8

Comprehensive income	$47,176	$21,622

Accumulated other comprehensive income at September 25, 2004 of $52,000 represents the unrealized holding gains on available for sale investments of $81,000, net of related income taxes of $29,000.

(10)	Commitments and Contingencies

At September 25, 2004, Landstar had $27,357,000 of letters of credit outstanding under the Company’s revolving credit facility and $39,614,000 of letters of credit secured by investments held at the Company’s insurance segment. The short-term investments of $32,865,000 combined with $7,630,000 of the non-current portion of investment grade bonds included in other assets at September 25, 2004, provide collateral for the $39,614,000 of letters of credit issued to guarantee payment of insurance claims.

On November 1, 2002, the Owner Operator Independent Drivers Association, Inc. (“OOIDA”) and six individual Independent Contractors filed a putative class action complaint in the United States District Court in Jacksonville, Florida, against the Company (the “Complaint”). The Complaint alleges that certain aspects of the Company’s motor carrier leases with independent truckers known as “owner operators” violate the federal leasing regulations and seeks injunctive relief, an unspecified amount of damages and attorney’s fees. On March 8 and June 4, 2004, the District Court dismissed all claims of one of the six named individual plaintiffs on grounds the ICC Termination ACT (“Act”) is not applicable to leases signed before the Act’s January 1, 1996, effective date, and dismissed all claims of all remaining Plaintiffs against four of the seven Company entities previously named as Defendants (Landstar System, Inc., Landstar Express America, Inc., Landstar Gemini, Inc. and Landstar Logistics, Inc.). With respect to the remaining claims, the June 4, 2004 Order held that the Act created a private right of action to which a four-year statute of limitations applies. On September 14, 2004, OOIDA filed a motion with the District Court to certify the case as a class action. Landstar intends to vigorously oppose this motion. Landstar is not in a position to conclude whether there is a reasonable possibility of an adverse outcome in this case, or what damages, if any, Plaintiffs would be awarded should they prevail on all or any part of their claims. However, Landstar believes it has meritorious defenses which it intends to continue asserting vigorously.

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

The carrier segment consists of Landstar Ranger, Inc., Landstar Inway, Inc., Landstar Ligon, Inc., Landstar Gemini, Inc. and Landstar Carrier Services, Inc. The carrier segment primarily provides transportation services to the truckload market for a wide range of general commodities over irregular routes utilizing dry and specialty vans and unsided trailers, including flatbed, drop deck and specialty. It also provides short-to-long haul movement of containers by truck, dedicated power-only truck capacity and truck brokerage. The carrier segment markets its services primarily through independent commission sales agents and utilizes independent contractors who provide truck capacity to the Company under exclusive lease arrangements (the “Independent Contractors”) and other third party truck capacity providers (truck brokerage carriers).

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

	Thirty Nine Weeks Ended		Thirteen Weeks Ended
	Sept. 25,	Sept. 27,	Sept. 25,	Sept. 27,
	2004	2003	2004	2003
Carrier Segment:
Number of loads (1)	780,000	753,000	259,000	253,000
Revenue per load	$1,351	$1,197	$1,424	$1,216
Revenue per revenue mile	$1.76	$1.72	$1.78	$1.70
Average length of haul (miles)	766	695	798	716
Multimodal Segment:
Number of loads (2)	233,000	184,000	85,000	68,000
Revenue per load (2)	$1,399	$1,307	$1,443	$1,352

(1) Effective with the 2004 second quarter, the Company has modified its methodology for reporting loads. The application of this new methodology to the 2003 thirty nine and thirteen week periods resulted in an increase of 8,000 and 5,000 loads, respectively. This change in load recognition has no impact on reported revenue in any period.

(2) Number of loads and revenue per load for the 2004 thirty nine and thirteen week periods exclude the effect of revenue derived from disaster relief efforts provided under a contract with the United States Federal Aviation Administration (“FAA”) as discussed further in the paragraphs that follow.

Also critical to the Company’s success is its ability to secure capacity, particularly truck capacity, at rates that allow the Company to profitably transport customers’ freight. The following table summarizes available truck capacity:

	Sept. 25,	Sept. 27,
	2004	2003
Independent Contractors	7,758	7,461
Other third party truck capacity providers:
Approved and active(1)	10,324	9,139
Other approved	6,870	6,204

	17,194	15,343

Total available truck capacity providers	24,952	22,804

Number of trucks provided by Independent Contractors	8,644	8,451

(1) Active refers to other third party truck capacity providers who moved at least one load in the 180 days immediately preceding the fiscal period end.

Historically, the Company’s carrier segment has primarily relied on capacity provided by Independent Contractors. Pursuant to a plan to augment its available capacity and increase its revenue, the Company has been increasing the carrier segment’s use of capacity provided by other third party truck capacity providers. The percent of consolidated revenue generated through all truck brokerage carriers was 26.3% during the thirty nine week period ended September 25, 2004 and 22.1% during the thirty nine week period ended September 27, 2003.

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

Depreciation and amortization primarily relate to depreciation of trailing equipment and management information services equipment.

The following table sets forth the percentage relationships of income and expense items to revenue for the periods indicated:

	Thirty Nine Weeks Ended		Thirteen Weeks Ended
	Sept. 25,	Sept. 27,	Sept. 25,	Sept. 27,
	2004	2003	2004	2003
Revenue	100.0%	100.0%	100.0%	100.0%
Investment income	0.1	0.1	0.1	0.1
Costs and expenses:
Purchased transportation	74.6	74.2	74.5	74.0
Commissions to agents	7.9	7.8	8.1	8.0
Other operating costs	1.9	2.4	1.6	2.4
Insurance and claims	3.3	2.8	2.6	2.5
Selling, general and administrative	6.2	7.0	5.8	7.5
Depreciation and amortization	0.7	0.8	0.7	0.8

Total costs and expenses	94.6	95.0	93.3	95.2

Operating income	5.5	5.1	6.8	4.9
Interest and debt expense	0.1	0.2	0.2	0.2

Income before income taxes	5.4	4.9	6.6	4.7
Income taxes	2.1	1.8	2.5	1.8

Net income	3.3%	3.1%	4.1%	2.9%

THIRTY NINE WEEKS ENDED SEPTEMBER 25, 2004 COMPARED TO THIRTY NINE WEEKS ENDED SEPTEMBER 27, 2003

Revenue for the 2004 thirty nine week period was $1,430,212,000, an increase of $267,638,000, or 23.0%, over the 2003 thirty nine week period. The increase was attributable to increased revenue of $152,975,000, $113,243,000 and $1,420,000 at the carrier, multimodal and insurance segments, respectively. With respect to the carrier segment, revenue per load increased approximately 13% in the 2004 thirty nine week period while the number of loads delivered in the 2004 thirty nine week period increased approximately 4%. The average length of haul per load at the carrier segment increased approximately 10% and revenue per revenue mile increased approximately 2%. Included in revenue at the multimodal segment in the 2004 period was $27,887,000 of revenue related to disaster relief efforts for the recent storms that impacted the southeastern United States. These emergency transportation services were provided primarily under a contract between Landstar Express America, Inc. and the United States Federal Aviation Administration (“FAA”). Excluding the number of loads and revenue related to the disaster relief efforts provided by the multimodal segment in 2004, the number of loads delivered by the multimodal segment in the 2004 thirty nine week period increased approximately 27% and revenue per load increased approximately 7% over the 2003 period. The increase in delivered loads at the multimodal segment was primarily attributable to increased freight opportunities from the multimodal segment’s existing customer base, while the increase in revenue per load was attributable to both increased rates and an increased length of haul.

Investment income at the insurance segment was $879,000 and $960,000 in the 2004 and 2003 periods, respectively. The decrease in investment income was primarily due to a reduced rate of return, attributable to the decline in interest rates, on investments held by the insurance segment.

Purchased transportation was 74.6% and 74.2% of revenue in 2004 and 2003, respectively. The increase in purchased transportation as a percentage of revenue was primarily due to increased truck brokerage revenue, which tends to have a higher cost of purchased transportation, and increased rates charged by other third party truck and rail capacity providers, partially offset by increased use of Company provided trailing equipment. Commissions to agents were 7.9% and 7.8% of revenue in 2004 and 2003, respectively. The increase in commissions to agents as a percentage of revenue was primarily attributable to a change in revenue mix. Other operating costs were 1.9% and 2.4% of revenue in 2004 and 2003, respectively. The decrease in other operating costs as a percentage of revenue was primarily attributable to reduced trailer maintenance and repair costs, reflecting a reduction in the average age of trailing equipment, increased brokerage revenue, which does not incur significant other operating costs, decreased independent contractor recruiting and qualification costs and the cost of trailer locks that were purchased and distributed to the Company’s Independent Contractors in 2003. Insurance and claims were 3.3% of revenue in 2004 compared with 2.8% of revenue in 2003. The increase in insurance and claims as a percentage of revenue was primarily attributable to $7,600,000 of costs incurred to settle one severe accident that occurred early in fiscal year 2004 and unfavorable development of prior year claims in the current year, partially offset by increased truck brokerage revenue which has a lower claims risk profile. Selling, general and administrative costs were 6.2% of revenue in 2004 compared with 7.0% of revenue in 2003. Included in selling, general and administrative costs in the 2003 period was $4,150,000 of costs to defend and settle the Gulf Bridge RoRo, Inc. litigation. Excluding these costs, selling, general and administrative costs were 6.6% of revenue in 2003. The decrease in selling, general and administrative costs as a percentage of revenue, excluding the costs of the Gulf Bridge RoRo, Inc. litigation, was primarily due to the effect of increased revenue, partially offset by an increased provision for bonuses under the Company’s incentive compensation plans. Depreciation and amortization was 0.7% and 0.8% of revenue in 2004 and 2003, respectively. The decrease in depreciation and amortization as a percentage of revenue was primarily attributable to the effect of increased revenue. Interest and debt expense was 0.1% and 0.2% of revenue in 2004 and 2003, respectively. The decrease in interest and debt expense as a percentage of revenue was primarily attributable to the effect of increased revenue and lower average capital lease obligations.

The provisions for income taxes for the 2004 and 2003 thirty nine week periods were based on estimated full year combined effective income tax rates of approximately 38.3% and 37.9%, respectively, which are higher than the statutory federal income tax rate primarily as a result of state income taxes and the meals and entertainment exclusion. The increase in the combined effective income tax rate was attributable to changes in tax laws enacted by a number of states in which the Company operates.

Net income in the 2004 period was $47,306,000, or $1.58 per common share ($1.53 per diluted share), which included the $7,600,000 charge to settle one accident referenced above. This charge, net of income tax benefits, reduced 2004 net income by $4,900,000, or $0.16 per diluted share. Also included in net income for the 2004 thirty nine week period is approximately $5,100,000 of operating income related to the $27,887,000 of revenue for emergency transportation services provided primarily under the FAA contract. The $5,100,000 of operating income, net of related income taxes, increased net income approximately $3,100,000, or $0.10 per common share ($0.10 per diluted share). Net income for the 2003 period was $35,552,000, or $1.15 per common share ($1.10 per diluted share). After deducting related income tax benefits of $1,500,000, the cost of the Gulf Bridge RoRo, Inc. litigation reduced net income by $2,650,000, or $0.09 per common share ($0.08 per diluted share), in the 2003 thirty nine week period. Excluding the costs of the Gulf Bridge RoRo, Inc. litigation, net income in the 2003 thirty nine week period would have been $38,202,000, or $1.23 per common share ($1.19 per diluted share).

THIRTEEN WEEKS ENDED SEPTEMBER 25, 2004 COMPARED TO THIRTEEN WEEKS ENDED SEPTEMBER 27, 2003

Revenue for the 2004 thirteen week period was $526,883,000, an increase of $120,111,000, or 30.0%, compared to the 2003 thirteen week period. The increase was attributable to increased revenue of $61,066,000, $58,596,000, and $449,000 at the carrier, multimodal and insurance segments, respectively. With respect to the carrier segment, revenue per load increased approximately 17% in the 2004 thirteen week period while the number of loads delivered in the 2004 thirteen week period increased approximately 2%. The average length of haul per load at the carrier segment increased approximately 11% and revenue per revenue mile increased approximately 5%. Included in revenue at the multimodal segment in the 2004 period was $27,887,000 of revenue related to disaster relief efforts referenced previously. Excluding the number of loads and revenue related to the disaster relief efforts provided by the multimodal segment in the 2004 period, the number of loads delivered by the multimodal segment in the 2004 thirteen week period increased approximately 25% and revenue per load increased approximately 7% over the 2003 thirteen week period. The increase in delivered loads at the multimodal segment was primarily attributable to increased freight opportunities from the multimodal segment’s existing customer base, while the increase in revenue per load was attributable to both increased rates and increased length of haul.

Investment income at the insurance segment was $337,000 in both the 2004 and 2003 thirteen week periods as a slight decrease in the amount of average investments during the 2004 thirteen week period, was offset by a slight increase in the rate of return on those investments compared to the 2003 thirteen week period.

Purchased transportation was 74.5% and 74.0% of revenue in 2004 and 2003, respectively. The increase in purchased transportation as a percentage of revenue was primarily due to increased truck brokerage revenue, which tends to have a higher cost of purchased transportation, and increased rates charged by rail capacity providers. Commissions to agents were 8.1% and 8.0% of revenue in 2004 and 2003, respectively. The increase in commissions to agents as a percentage of revenue was primarily due to a change in revenue mix. Other operating costs were 1.6% of revenue in 2004 and 2.4% of revenue in 2003. The decrease in other operating costs as a percentage of revenue was primarily due to decreased trailer rental costs and reduced trailer maintenance and repair costs, reflecting a reduction in the average age of trailing equipment, increased truck brokerage revenue, which usually does not incur significant other operating costs, and decreased independent contractor recruiting and qualification costs. Insurance and claims were 2.6% and 2.5% of revenue in 2004 and 2003, respectively. The increase in insurance and claims as a percentage of revenue was primarily due to the favorable development of prior year claims in 2003. Selling, general and administrative costs were 5.8% of revenue in 2004 compared with 7.5% of revenue in 2003. Included in selling, general and administrative costs in the 2003 period was $3,180,000 of costs to settle the Gulf Bridge RoRo, Inc. litigation. Excluding these costs, selling, general and administrative costs were 6.8% of revenue in the 2003 period. The decrease in selling, general and administrative costs as a percentage of revenue, excluding the costs of the Gulf Bridge RoRo, Inc. litigation, was primarily due to the effect of increased revenue, partially offset by an increased provision for bonuses under the Company’s incentive compensation plans. Depreciation and amortization was 0.7% and 0.8% of revenue in 2004 and 2003, respectively. The decrease in depreciation and amortization as a percentage of revenue was primarily attributable to the effect of increased revenue. Interest and debt expense was 0.2% of revenue in both 2004 and 2003.

The provisions for income taxes for the 2004 and 2003 thirteen week periods were based on estimated full year combined effective income tax rates of approximately 38.3% and 38.1%, respectively, which are higher than the statutory federal income tax rate primarily as a result of state income taxes and the meals and entertainment exclusion. The increase in the combined effective income tax rate was attributable to changes in tax laws enacted by a number of states in which the Company operates.

Net income was $21,614,000, or $0.72 per common share ($0.70 per diluted share), in the 2004 period compared with $11,827,000, or $0.39 per common share ($0.38 per diluted share), in the 2003 period. Included in net income for the 2004 thirteen week period is approximately $5,100,000 of operating income related to the $27,887,000 of revenue for emergency transportation services provided primarily under the FAA contract. The $5,100,000 of operating income, net of related income taxes, increased net income by approximately $3,100,000 or $0.10 per common share ($0.10 per diluted share). In the 2003 thirteen week period, after deducting related income tax benefits of $1,150,000, the cost of the Gulf Bridge RoRo, Inc. litigation reduced net income by $2,030,000, or $0.07 per common share ($0.06 per diluted share). Excluding the costs of the Gulf Bridge RoRo, Inc. litigation, net income in the 2003 thirteen week period would have been $13,857,000, or $0.46 per common share ($0.44 per diluted share).

USE OF NON-GAAP FINANCIAL MEASURES

In this quarterly report on Form 10-Q, Landstar provided the following non-GAAP financial measures for the thirty nine and thirteen week periods ended September 25, 2004: (1) revenue per load for the multimodal segment excluding revenue and loads related to emergency transportation services provided primarily under a contract with the FAA and (2) the percentage change in revenue per load for the multimodal segment excluding revenue and loads related to emergency transportation services provided primarily under a contract with the FAA as compared to revenue per load for the multimodal segment for the corresponding prior year periods.

Also, in this quarterly report on Form 10-Q, Landstar provided the following non-GAAP financial measures for the thirty nine and thirteen week periods ended September 27, 2003: (1) earnings per diluted share before costs related to settlement of one lawsuit (the “Lawsuit”), (2) net income excluding costs relating to settlement of this Lawsuit and (3) selling, general and administrative costs excluding the costs related to settlement of the Lawsuit as a percentage of revenue. This non-GAAP financial information should be considered in addition to, and not as a substitute for, the corresponding GAAP financial information also presented in this Form 10-Q.

Management believes that it is appropriate to present this non-GAAP financial information for the following reasons: (1) a significant portion of the emergency relief transportation services were provided under the FAA contract on the basis of a daily rate for the use of transportation equipment in question, and therefore load and per load information is not necessarily available or appropriate for a significant portion of the related revenue; (2) the circumstances relating to the Lawsuit are unusual and unique and thus are not likely to recur as part of Landstar’s normal operations; (3) disclosure of the impact of the emergency transportation services provided by Landstar relating to disaster relief efforts for the recent storms that impacted the southeastern United States and the settlement of the Lawsuit will allow investors to better understand the underlying trends in Landstar’s financial condition and results of operations; (4) this information will facilitate comparisons by investors of Landstar’s results as compared to the results of peer companies and (5) management considers this non-GAAP financial information in its decision making.

CAPITAL RESOURCES AND LIQUIDITY

Shareholders’ equity was $184,624,000 at September 25, 2004, compared to $142,515,000 at December 27, 2003. The increase in shareholders’ equity was a result of net income for the 2004 thirty nine week period and exercises of stock options, partially offset by the purchase of 681,000 shares of the Company’s common stock at a total cost of $27,001,000. As of September 25, 2004, the Company may purchase up to an additional 699,140 shares of its common stock under its authorized stock purchase program. Shareholders’ equity was 68% of total capitalization (defined as total debt plus equity) at September 25, 2004 compared to 61% at December 27, 2003.

Working capital and the ratio of current assets to current liabilities were $185,593,000 and 1.80 to 1, respectively, at September 25, 2004, compared with $147,515,000 and 1.85 to 1, respectively, at December 27, 2003. Landstar has historically operated with current ratios within the range of 1.5 to 1 to 2.0 to 1. Cash provided by operating activities was $58,804,000 in the 2004 thirty nine week period compared with $53,412,000 in the 2003 thirty nine week period. The increase in cash flow provided by operating activities was primarily attributable to increased earnings and the tax benefit on the exercise of stock options.

At September 25, 2004, the Company had $63,000,000 in borrowings outstanding and $27,357,000 of letters of credit outstanding under its Fourth Amended and Restated Credit Agreement. In addition, the Company had $39,614,000 in letters of credit outstanding, as collateral for insurance claims, secured by investments and cash equivalents totaling $40,495,000.

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

Borrowings under the Fourth Amended and Restated Credit Agreement bear interest at rates equal to, at the option of Landstar, either (i) the greatest of (a) the prime rate as publicly announced from time to time by JPMorgan Chase Bank, (b) the three month CD rate adjusted for statutory reserves and FDIC assessment costs plus 1% and (c) the federal funds effective rate plus 1/2%, or, (ii) the rate at the time offered to JPMorgan Chase Bank in the Eurodollar market for amounts and periods comparable to the relevant loan plus a margin that is determined based on the level of the Company’s Leverage Ratio, as defined in the Fourth Amended and Restated Credit Agreement. The margin is subject to an increase of 0.125% if the aggregate amount outstanding under the Fourth Amended and Restated Credit Agreement exceeds 50% of the total borrowing capacity.

The unused portion of the Fourth Amended and Restated Credit Agreement carries a commitment fee determined based on the level of the Leverage Ratio, as therein defined. As of September 25, 2004, the commitment fee for the unused portion of the Fourth Amended and Restated Credit Agreement was 0.200%. At September 25, 2004, the weighted average interest rate on borrowings under the Fourth Amended and Restated Credit Agreement was 2.45%.

The Fourth Amended and Restated Credit Agreement contains a number of covenants that limit, among other things, the incurrence of additional indebtedness, the incurrence of operating or capital lease obligations and the purchase of operating property. The Fourth Amended and Restated Credit Agreement also require Landstar to meet certain financial tests. Landstar is required to, among other things, maintain minimum levels of Consolidated Net Worth and Fixed Charge Coverage, as each is defined in the Fourth Amended and Restated Credit Agreement.

The Fourth Amended and Restated Credit Agreement provides for an event of default related to a person or group acquiring 25% or more of the outstanding capital stock of the Company or obtaining the power to elect a majority of the Company’s directors.

Borrowings under the Fourth Amended and Restated Credit Agreement are unsecured; however, Landstar System, Inc. and all but one of Landstar System Holdings, Inc.’s (“LSHI”) subsidiaries guarantee LSHI’s obligations under the Fourth Amended and Restated Credit Agreement.

Historically, the Company has generated sufficient operating cash flow to meet its debt service requirements, fund continued growth, both internal and through acquisitions and to meet working capital needs. As a non-asset based provider of transportation capacity, the Company’s annual capital requirements for operating property are generally for trailers and management information services equipment. In addition, a significant portion of the trailing equipment used by the Company is provided by third party capacity providers and through leases at rental rates that vary with the revenue generated through the use of the leased equipment, thereby reducing the Company’s capital requirements. During the 2004 thirty nine week period, the Company purchased $4,669,000 of operating property, acquired $8,380,000 of trailing equipment by entering into capital leases and acquired $14,300,000 of trailing equipment by entering into a five year operating lease. Landstar anticipates acquiring an additional $2,000,000 to $4,000,000 of operating property during the remainder of the 2004 fiscal year either by purchase or by lease financing. The Company does not anticipate any other significant capital requirements in the near future.

Management believes that cash flow from operations combined with the Company’s borrowing capacity under the Fourth Amended and Restated Credit Agreement will be adequate to meet Landstar’s debt service requirements, fund continued growth, both internal and through acquisitions, complete the authorized share purchase program and meet working capital needs.

LEGAL MATTERS

On November 1, 2002, the Owner Operator Independent Drivers Association, Inc. (“OOIDA”) and six individual Independent Contractors filed a putative class action complaint in the United States District Court in Jacksonville, Florida, against the Company (the “Complaint”). The Complaint alleges that certain aspects of the Company’s motor carrier leases with independent truckers known as “owner operators” violate the federal leasing regulations and seeks injunctive relief, an unspecified amount of damages and attorney’s fees. On March 8 and June 4, 2004, the District Court dismissed all claims of one of the six named individual plaintiffs on grounds the ICC Termination ACT (“Act”) is not applicable to leases signed before the Act’s January 1, 1996, effective date, and dismissed all claims of all remaining Plaintiffs against four of the seven Company entities previously named as Defendants (Landstar System, Inc., Landstar Express America, Inc., Landstar Gemini, Inc. and Landstar Logistics, Inc.). With respect to the remaining claims, the June 4, 2004 Order held that the Act created a private right of action to which a four-year statute of limitations applies. On September 14, 2004, OOIDA filed a motion with the District Court to certify the case as a class action. Landstar intends to vigorously oppose this motion. Landstar is not in a position to conclude whether there is a reasonable possibility of an adverse outcome in this case, or what damages, if any, Plaintiffs would be awarded should they prevail on all or any part of their claims. However, Landstar believes it has meritorious defenses which it intends to continue asserting vigorously.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The allowance for doubtful accounts for both trade and other receivables represents management’s estimate of the amount of outstanding receivables that will not be collected. Historically, management’s estimates for uncollectible receivables have been materially correct. Although management believes the amount of the allowance for both trade and other receivables at September 25, 2004 is appropriate, a prolonged period of low or no economic growth may adversely affect the collection of these receivables. Conversely, a more robust economic environment may result in the realization of some portion of the estimated uncollectible receivables.

Landstar provides for the estimated costs of self-insured claims primarily on an actuarial basis. The amount recorded for the estimated liability for claims incurred is based upon the facts and circumstances known on the balance sheet date. The ultimate resolution of these claims may be for an amount greater or less than the amount estimated by management. Historically, the Company has experienced both favorable and unfavorable development of prior year claims estimates. The Company is continually revising its existing claim estimates as new or revised information becomes available on the status of each claim. During the 2004 and 2003 thirty nine week periods, insurance and claims costs included $2,940,000 and $66,000, respectively, of unfavorable adjustments to prior years claims estimates. It is reasonably likely that the ultimate outcome of settling all outstanding claims will be more or less than the estimated claims reserve at September 25, 2004.

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

Borrowings under the Fourth Amended and Restated Credit Agreement bear interest at rates equal to, at the option of Landstar, either (i) the greatest of (a) the prime rate as publicly announced from time to time by JPMorgan Chase Bank, (b) the three month CD rate adjusted for statutory reserves and FDIC assessment costs plus 1% and (c) the federal funds effective rate plus 1/2%, or, (ii) the rate at the time offered to JPMorgan Chase Bank in the Eurodollar market for amounts and periods comparable to the relevant loan plus a margin that is determined based on the level of the Company’s Leverage Ratio, as defined in the Fourth Amended and Restated Credit Agreement. The margin is subject to an increase of 0.125% if the aggregate amount outstanding under the Fourth Amended and Restated Credit Agreement exceeds 50% of the borrowing capacity. During the third quarter of fiscal 2004, the average outstanding balance under the terminated Third Amended and Restated Credit Agreement and Fourth Amended and Restated Credit Agreement was approximately $66,000,000. Based on the borrowings rates in the Third Amended and Restated Credit Agreement and the repayment terms, the fair value of the outstanding borrowings as of September 25, 2004 was estimated to approximate carrying value. Assuming that debt levels on the Fourth Amended and Restated Credit Agreement remain at $63,000,000, the balance at September 25, 2004, a hypothetical increase of 100 basis points in current rates provided for under the Fourth Amended and Restated Credit Agreement is estimated to result in an increase in interest expense of $630,000 on an annualized basis.

All amounts outstanding on the Fourth Amended and Restated Credit Agreement are payable on July 8, 2009, the expiration date of the Fourth Amended and Restated Credit Agreement.

Long-term investments, all of which are available-for-sale, consist of investment grade bonds having maturities of up to five years. Assuming that the long-term portion of investments in bonds remains at $7,630,000, the balance at September 25, 2004, a hypothetical increase or decrease in interest rates of 100 basis points would not have a material impact on future earnings on an annualized basis. Short-term investments consist of short term investment grade instruments and the current maturities of investment grade bonds. Accordingly, any future interest rate risk on these short-term investments would not be material.

Item 4. Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act, as amended). Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of September 25, 2004, to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There were no significant changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended September 25, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

On November 1, 2002, the Owner Operator Independent Drivers Association, Inc. (“OOIDA”) and six individual Independent Contractors filed a putative class action complaint in the United States District Court in Jacksonville, Florida, against the Company (the “Complaint”). The Complaint alleges that certain aspects of the Company’s motor carrier leases with independent truckers known as “owner operators” violate the federal leasing regulations and seeks injunctive relief, an unspecified amount of damages and attorney’s fees. On March 8 and June 4, 2004, the District Court dismissed all claims of one of the six named individual plaintiffs on grounds the ICC Termination ACT (“Act”) is not applicable to leases signed before the Act’s January 1, 1996, effective date, and dismissed all claims of all remaining Plaintiffs against four of the seven Company entities previously named as Defendants (Landstar System, Inc., Landstar Express America, Inc., Landstar Gemini, Inc. and Landstar Logistics, Inc.). With respect to the remaining claims, the June 4, 2004 Order held that the Act created a private right of action to which a four-year statute of limitations applies. On September 14, 2004, OOIDA filed a motion with the District Court to certify the case as a class action. Landstar intends to vigorously oppose this motion. Landstar is not in a position to conclude whether there is a reasonable possibility of an adverse outcome in this case, or what damages, if any, Plaintiffs would be awarded should they prevail on all or any part of their claims. However, Landstar believes it has meritorious defenses which it intends to continue asserting vigorously.

The Company is routinely a party to litigation incidental to its business, primarily involving claims for personal injury and property damage incurred in the transportation of freight. The Company maintains insurance which covers liability amounts in excess of retained liabilities from personal injury and property damages claims.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Company

The following table provides information regarding the Company’s purchases of its common stock during the period from June 27, 2004 to September 25, 2004, the Company’s third fiscal quarter:

			Total Number of Shares	Maximum Number of
			Purchased as Part of	Shares that May Yet Be
	Total Number of	Average Price Paid	Publicly Announced	Purchased Under the
Period	Shares Purchased	Per Share	Programs	Programs
June 27, 2004 – July 24, 2004				918,140
July 25, 2004 – Aug. 21, 2004	219,000	$48.37	219,000	699,140
Aug. 22, 2004 – Sept. 25, 2004				699,140

Total	219,000	$48.37	219,000

On December 4, 2003, the Company announced that it had been authorized by its Board of Directors to purchase up to 1,000,000 shares of its common stock from time to time in the open market and in privately-negotiated transactions. As of September 25, 2004, the Company may purchase up to 699,140 shares of its common stock under the authorized purchase program.

No specific expiration date has been assigned to the December 4, 2003 authorization.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

The exhibits listed on the Exhibit Index are furnished as part of this quarterly report on Form 10-Q.

EXHIBIT INDEX

Registrant’s Commission File No.: 0-21238

Exhibit No.	Description
(10)	Material Contracts
10.1	The Fourth Amended and Restated Credit Agreement, dated July 8, 2004, among Landstar System Holdings, Inc., Landstar System, Inc., the lenders named therein and JP Morgan Chase Bank as administrative agent incorporated by reference to the Current Report on Form 8-K filed by Landstar System, Inc. on July 12, 2004 { File No. 000-21238}
(31)	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002:
31.1 *	Chief Executive Officer certification, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 *	Chief Financial Officer certification, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32)	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.1 **	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 **	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

**	Furnished herewith

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LANDSTAR SYSTEM, INC.

Date: October 28, 2004	/s/ Henry H. Gerkens

Henry H. Gerkens
President and Chief Executive Officer

Date: October 28, 2004	/s/ Robert C. LaRose

Robert C. LaRose
Vice President, Chief Financial Officer and Secretary