Form 10-K
period 2004-12-25
LANDSTAR SYSTEM INC
filed 2005-02-28
CIK 853816

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 25, 2004

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
Common Stock, $0.01 Par Value
(Title of Class)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑         No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes ☑         No ☐
     The aggregate market value of the voting stock held by non-affiliates of the registrant was $1,532,107,646 (based on the $51.42 per share closing price on June 25, 2004, the last business day of the Company’s second fiscal quarter, as reported by NASDAQ National Market System, not adjusted for the two-for-one stock split effected in the form of a 100% stock dividend declared December 9, 2004). In making this calculation, the registrant has assumed, without admitting for any purpose, that all directors and executive officers of the registrant, and no other person, are affiliates.
     The number of shares of the registrant’s common stock, par value $.01 per share (the “Common Stock”), outstanding as of the close of business on February 24, 2005 was 59,983,218.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the following document are incorporated by reference in this Form 10-K as indicated herein:

Part of 10-K
Document	Into Which Incorporated

Proxy Statement relating to Landstar System, Inc.’s Annual Meeting of Shareholders to be held on May 12, 2005	Part III

LANDSTAR SYSTEM, INC.
2004 ANNUAL REPORT ON FORM 10-K

PART I

Item 1.	Business
General
      Landstar System, Inc. was incorporated in January 1991 under the laws of the State of Delaware. It acquired all of the capital stock of its predecessor, Landstar System Holdings, Inc. (“LSHI”) on March 28, 1991. LSHI owns directly or indirectly all of the common stock of Landstar Ranger, Inc. (“Landstar Ranger”), Landstar Inway, Inc. (“Landstar Inway”), Landstar Ligon, Inc. (“Landstar Ligon”), Landstar Gemini, Inc. (“Landstar Gemini”), Landstar Carrier Services, Inc. (“Landstar Carrier Services”), Landstar Logistics, Inc. (“Landstar Logistics”), Landstar Express America, Inc. (“Landstar Express America”), Landstar Contractor Financing, Inc. (“LCFI”), Risk Management Claim Services, Inc. (“RMCS”) and Signature Insurance Company (“Signature”). Landstar Ranger, Landstar Inway, Landstar Ligon, Landstar Gemini, Landstar Carrier Services, Landstar Logistics and Landstar Express America are collectively herein referred to as Landstar’s “Operating Subsidiaries.” Landstar System, Inc., LSHI, LCFI, RMCS, Signature and the Operating Subsidiaries are collectively referred to herein as “Landstar” or the “Company,” unless the context otherwise requires. The Company’s principal executive offices are located at 13410 Sutton Park Drive South, Jacksonville, Florida 32224 and its telephone number is (904) 398-9400. The Company makes available free of charge through its website its annual report on Form 10-K, quarterly reports on Form 10-Q, proxy and current reports on Form 8-K as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission (“SEC”). The Company’s website is www.landstar.com. The SEC maintains a website at www.sec.gov that contains the Company’s current and periodic reports, proxy and information statements and other information filed electronically with the SEC.
Historical Background
      In March 1991, Landstar acquired LSHI in a buy-out organized by Kelso & Company, Inc. (“Kelso”). Investors in the acquisition included Kelso Investment Associates IV L.P. (“KIA IV”), an affiliate of Kelso, ABS MB Limited Partnership, an affiliate of DB Alex. Brown LLC (formerly known as Alex. Brown & Sons Incorporated), and certain management employees of the Company. In March 1993, Landstar completed a recapitalization which consisted of three principal components: (i) an initial public offering of Common Stock at a price of $13.00 per share, $1.625 per share adjusted for subsequent stock splits, (ii) the retirement of all its outstanding 14% Senior Subordinated Notes, and (iii) the refinancing of the Company’s then existing senior debt facility with a senior bank credit agreement.
      In October 1993, the Company completed a secondary public offering. Immediately subsequent to the offering, KIA IV no longer owned any shares of Landstar Common Stock and affiliates of DB Alex. Brown LLC retained approximately 1% of the Common Stock outstanding.
      On July 17, 2002, the Company declared a two-for-one stock split effected in the form of a 100% stock dividend distributed on August 12, 2002 to stockholders of record on August 2, 2002.
      On October 15, 2003, the Company declared a two-for-one stock split effected in the form of a 100% stock dividend distributed on November 13, 2003 to stockholders of record on November 3, 2003.
      On December 9, 2004, the Company declared a two-for-one stock split effected in the form of a 100% stock dividend distributed on January 7, 2005 to stockholders of record on December 28, 2004.
Description of Business
      Landstar is a non-asset based transportation services company, providing transportation capacity and related transportation services to shippers throughout the United States and to a lesser extent in Canada, and between the United States, Canada and Mexico through its operating subsidiaries. These business services emphasize safety, information coordination and customer service and are delivered through a network of independent commission sales agents and third party capacity providers linked together by a series of technological applications which are provided and coordinated by the Company. The Company’s independent commission sales agents typically enter into non-exclusive contractual arrangements with Landstar and are responsible for locating freight, making that freight available to Landstar’s capacity providers and coordinating the transportation of the freight with customers and capacity providers. The Company’s third party capacity providers consist of independent contractors who provide truck capacity to the Company under exclusive lease arrangements (the “Independent Contractors”), unrelated trucking companies, air cargo carriers, ocean carriers and railroads. Through this network of agents and capacity providers, Landstar operates a transportation services business throughout North America with revenue exceeding $2.0 billion during the most recently completed fiscal year.
      Landstar provides transportation services to a variety of industries, including iron and steel, automotive products, paper, lumber and building products, aluminum, chemicals, foodstuffs, heavy machinery, retail, electronics, ammunition and explosives and military hardware. In addition, Landstar provides transportation services to other transportation companies including logistic and less-than-truckload service providers. Landstar’s transportation services include a full array of truckload transportation utilizing a wide range of specialized equipment including dry vans of various sizes, flatbeds (including drop decks and light specialty trailers), temperature-controlled vans and containers. In addition, Landstar provides dedicated contract and logistics solutions, including freight optimization and less than truckload freight consolidations. Landstar also provides truck brokerage, expedited land and air delivery of time-critical freight and the movement of containers via ocean.
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
      The Company has three reportable business segments. These are the carrier, multimodal and insurance segments. The financial information relating to the Company’s reportable business segments as of and for the fiscal years ending 2004, 2003 and 2002 is included in Footnote 12 of Item 8, “Financial Statements and Supplementary Data” of this Form 10-K.
      The carrier segment consists of Landstar Ranger, Landstar Inway, Landstar Ligon, Landstar Gemini and Landstar Carrier Services. The carrier segment provides truckload transportation for a wide range of general commodities primarily over irregular or non-repetitive routes utilizing a fleet of dry and specialty vans and unsided trailers, including flatbed, drop deck and specialty. It also provides short-to-long haul movement of containers by truck, dedicated power-only truck capacity and truck brokerage. The carrier segment markets its services primarily through independent commission sales agents and utilizes tractors provided by Independent Contractors and other third party truck capacity providers (truck brokerage carriers).
      The nature of the carrier segment business is such that a significant portion of its operating costs varies directly with revenue. At December 25, 2004, the carrier segment operated a fleet of 8,291 tractors, provided by 7,466 Independent Contractors, and 14,220 trailers. Approximately 5,352 of the trailers available to the carrier segment are provided by Independent Contractors, 2,808 are leased by the Company at rental rates that vary with the revenue generated through the trailer, 4,334 are owned by the Company, 1,597 are under a long-term rental arrangement at a fixed rate, and 129 are rented on a short-term basis from trailer rental companies. In addition, the Company has over 18,000 qualified other third party truck capacity providers who provide additional tractor and trailer capacity. Over 11,000 of these qualified other third party truck capacity providers have moved at least one load of freight for the Company during the 180 day period immediately preceding December 25, 2004. The use of Independent Contractors and other third party capacity providers enables the carrier segment to utilize a large fleet of revenue equipment while minimizing capital investment and fixed costs, thereby enhancing return on investment. Independent Contractors who provide a tractor receive a percentage of the revenue generated for the freight hauled and a larger percentage of such revenue for providing both a tractor and a trailer. Other third party truck capacity providers are paid a negotiated rate for each load they haul. The carrier segment’s network of over 900 independent commission sales agent locations provides an in-market presence throughout the continental United States and Canada.
      The multimodal segment is comprised of Landstar Logistics and Landstar Express America. Transportation services provided by the multimodal segment include the arrangement of intermodal moves, contract logistics, truck brokerage and emergency and expedited ground and air and ocean freight. The multimodal segment markets its services through independent commission sales agents and utilizes capacity provided by Independent Contractors, other third party truck capacity providers, railroads and air and ocean cargo carriers. Multimodal independent commission sales agents generally receive a percentage of the gross profit from each load they generate. Independent Contractors who provide truck capacity to the multimodal segment are compensated based on a percentage of the revenue generated by the haul depending on the type and timing of the shipment. Other third party truck capacity providers are paid either a negotiated rate for each load they haul or a contractually agreed-upon fixed amount per load. Railroads, air and ocean cargo carriers generally receive a contractually fixed amount per load.
      The nature of the multimodal segment business is such that a significant portion of its operating costs also varies directly with revenue. At December 25, 2004, the multimodal segment operated a fleet of 386 trucks, provided by approximately 334 Independent Contractors. Multimodal segment Independent Contractors primarily provide cargo vans and straight trucks that are utilized for emergency and expedited freight services. The multimodal segment’s network of approximately 100 independent commission sales agents provide over 100 sales locations. Approximately 37% of the multimodal segment’s revenue is contributed by one independent commission sales agent who derives the majority of his revenue from 3 customers.
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
      Management believes that the Company’s overall size, geographic coverage, equipment and service capability offer the Company significant competitive marketing and operating advantages. These advantages allow the Company to meet the needs of even the largest shippers. Increasingly, the larger shippers are substantially reducing the number of authorized carriers in favor of a small number of “core carriers”, such as the Company, whose size and diverse service capabilities enable these core carriers to satisfy most of the shippers’ transportation needs. Examples of national account customers include the U.S. Department of Defense and many of the companies included in the Fortune 500.
Factors Significant to the Company’s Operations
      Management believes the following factors are particularly significant to the Company’s operations:

Agent Network

Management believes the Company has more independent commission sales agents than any other domestic truckload carrier. Landstar’s network of over 1,000 independent commission sales agent locations provides the Company with regular contact with shippers at the local level and the capability to be highly responsive to shippers’ changing needs. The agent network also enables Landstar to be responsive both in providing specialized equipment to both large and small shippers and in providing capacity on short notice from the Company’s large fleet. Through its agent network, the Company believes it offers smaller shippers a level of service comparable to that typically enjoyed only by larger customers. Examples of services that Landstar is able to make available through the agent network to smaller shippers include the ability to provide transportation services on short notice (often within hours from notification to time of pick-up), multiple pick-up and delivery points, electronic data interchange capability and access to specialized equipment. In addition, a number of the Company’s agents specialize in certain types of freight and transportation services (such as oversized or heavy loads).

The typical Landstar agent maintains a relationship with a number of shippers and services these shippers by providing a base of operations for the Company’s Independent Contractors and other third party capacity providers. Independent commission sales agents in the carrier segment receive a commission generally between 5% and 8% of the revenue they generate if the load is hauled by an Independent Contractor and a contractually agreed-upon percent of the revenue or the gross profit, defined as revenue less the cost of purchased transportation, from each load they generate if hauled by a third party trucking company. In most cases, the carrier segment independent commission sales agents are paid volume-based incentives. Multimodal independent commission sales agents are typically paid a contractually agreed-upon percentage of the gross profit from each load they generate.

The Company’s primary day to day contact with its customers is through its agents and not through employees of the Company. Nevertheless, it is important to note that each Operating Subsidiary contracts directly with customers and generally assumes the credit risk and liability for freight losses or damages.

The carrier segment’s independent commission sales agents use the Company’s Landstar Electronic Administrative Dispatch System (LEADS) software program which enables these agents to enter available freight, dispatch capacity and process most administrative procedures and then communicate that information to Landstar and its capacity providers via the internet. The multimodal segment’s independent commission sales agents use other Landstar proprietary software to process customer shipments and communicate the necessary information to third party capacity providers and Landstar. The Company’s web-based available freight and truck information system provides a listing of available trucks to the Company’s independent commission sales agents.

The Operating Subsidiaries emphasize programs to support the agents’ operations and to establish pricing parameters. The carrier segment and multimodal segment hold regular regional agent meetings for their independent commission sales agents and Landstar holds an annual company-wide agent convention.

During 2004, 427 agents generated revenue for Landstar of at least $1 million each, or approximately $1.9 billion of Landstar’s total revenue, and one agent generated approximately $200,000,000 of Landstar’s total revenue.

Although the Company typically enters into non-exclusive contractual relationships with its independent commission sales agents, management believes that the majority of the agents who generate revenue of $1 million or more choose to represent Landstar exclusively. Historically, Landstar has experienced very limited agent turnover among its larger-volume agents.

Capacity

The Company relies exclusively on independent third parties for its hauling capacity. These third party capacity providers consist of Independent Contractors, unrelated trucking companies, air and ocean cargo carriers and railroads. Landstar’s use of capacity provided by its Independent Contractors and other third party capacity providers allows it to maintain a lower level of capital investment, resulting in lower fixed costs. Historically, with the exception of air revenue, the margin generated from freight hauled by Independent Contractors has been greater than from freight hauled by other third party capacity providers.

Independent Contractors. Management believes the Company has the largest fleet of truckload Independent Contractors in the United States. This provides marketing, operating, safety, recruiting, retention and financial advantages to the Company. The Company’s Independent Contractors are compensated based on a fixed percentage of the revenue generated from the freight they haul. This percentage generally ranges from 60% to 70% where the Independent Contractor provides only a tractor and from 73% to 79% where the Independent Contractor provides both a tractor and a trailer. The Independent Contractor must pay substantially all of the expenses of operating his/her equipment, including driver wages and benefits, fuel, physical damage insurance, maintenance, highway use taxes and debt service.

The Company maintains an internet site through which Independent Contractors can view a complete listing of all the Company’s available freight, allowing them to consider rate, size, origin and destination when planning trips.

The Landstar Contractors’ Advantage Purchasing Program leverages Landstar’s purchasing power to provide discounts to eligible Independent Contractors when they purchase equipment, fuel, tires and other items. In addition, LCFI provides a source of funds at competitive interest rates to the Independent Contractors to purchase primarily trailing equipment and mobile communication equipment.

Trucks provided to the Company by the Independent Contractors were 8,677 at December 25, 2004 compared to 8,573 at December 27, 2003. The number of trucks provided by Independent Contractors fluctuates daily as a result of truck recruiting and truck terminations. Trucks recruited were lower in 2004 than in 2003, however, lower truck terminations in 2004 resulted in a net gain of 104 trucks. Landstar’s truck turnover ratio was approximately 35% in 2004 compared to 45% in 2003. More than half of this turnover was attributable to Independent Contractors who had been Independent Contractors with the Company for less than one year. Management believes that factors that have historically favorably impacted turnover include the Company’s extensive agent network, the Company’s programs to reduce the operating costs of its Independent Contractors and Landstar’s reputation for quality, service and reliability. Management believes that a reduction in the amount of available freight may cause an increase in truck turnover.

Other Third Party Truck Capacity. The Company maintains a database of over 18,000 qualified other third party truck capacity providers who provide additional truck hauling capacity to the Company. Other third party truck capacity providers are paid either a negotiated rate for each load they haul or a contractually agreed-upon amount per load. The Company recruits, qualifies, establishes contracts with, tracks safety ratings and service records of and generally maintains the relationships with these third party trucking companies. In addition to augmenting the Company’s capability during periods of extraordinary demand and traffic lane imbalance, the use of third party carriers enables the Company to pursue different types and quality of freight such as temperature-controlled, short-haul traffic and, in certain instances, lower priced freight that would generally not be handled by the Company’s Independent Contractors.

The Landstar Savings Plus Program leverages Landstar’s purchasing power to provide discounts to eligible other third party trucking companies when they purchase fuel and equipment and provides the other third party trucking companies with an electronic payment option.

Third Party Rail, Air and Ocean Capacity. The Company maintains contractual relationships with various railroads and air cargo capacity providers. These relationships allow the Company to pursue the freight best serviced by these forms of transportation capacity. Railroads and air and ocean cargo carriers are generally paid a contractually fixed amount per load.

Diversity of Services Offered

The Company offers its customers a wide range of transportation services through the Operating Subsidiaries, including a fleet of diverse trailing equipment and extensive geographic coverage. Specialized services offered by the Company include those provided by a large fleet of flatbed trailers, multi-axle trailers capable of hauling extremely heavy or oversized loads, drivers certified to handle ammunition and explosives shipments for the U.S. Department of Defense, emergency and expedited surface and air cargo services and intermodal capability with railroads and, to a lesser extent, steamship lines.

The following table illustrates the diversity of the trailing equipment available to the Company as of December 25, 2004:

Trailers by Type

Vans	10,204
Temperature-controlled	127
Flatbeds, including step decks, drop decks and low boys	3,904

Total	14,235

Technology

Management believes leadership in the development and application of technology is an ongoing part of providing high quality service at competitive prices. The Company’s focus is on developing and implementing software applications which are designed to improve its operational and administrative efficiency, assist its independent commission sales agents in sourcing capacity and assist its third party capacity providers in identifying desirable freight. Landstar manages its technology programs centrally through its information services department.

The Company’s information technology systems used in connection with its operations are located in Jacksonville, Florida and, to a lesser extent, in Rockford, Illinois. Landstar relies, in the regular course of its business, on the proper operation of its information technology systems.

Corporate Services

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
purchasing

Competition

Landstar competes primarily in the transportation services industry with truckload carriers, intermodal transportation service providers, railroads, less-than-truckload carriers, third party broker carriers and other non-asset based transportation service providers. The transportation services industry is extremely competitive and fragmented.

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

     Dependence on Third Party Insurance Companies

The Company is dependent on a limited number of third party insurance companies to provide insurance coverage in excess of its self-insured retention amounts. Historically, the Company has relied on various third party insurance companies to provide insurance coverage for commercial trucking claims in excess of specific per occurrence limits. Over the past three years, the premiums proposed by the third party insurance companies providing coverage for commercial trucking liability insurance over the Company’s self insured retention amounts have varied dramatically. In an attempt to manage the cost of these increasing premiums required by the third party insurance companies, the Company has historically increased or decreased the level of its exposure to commercial trucking claims on a per occurrence basis. To the extent that the third party insurance companies increase their proposed premiums for coverage of commercial trucking claims, the Company may increase its exposure on a per occurrence basis. However, to the extent the third party insurance companies reduce their premiums proposed for coverage of commercial trucking claims, the Company may reduce its exposure on a per occurrence basis.
     Regulation

Each of the Operating Subsidiaries is a motor carrier which is regulated by the Federal Motor Carrier Safety Administration (FMCSA) and by various state agencies. The FMCSA has broad regulatory powers, with respect to activities such as motor carrier operations, practices, periodic financial reporting and insurance. Subject to federal and state regulatory authorities or regulation, the Company may transport most types of freight to and from any point in the United States over any route selected by the Company.

The trucking industry is subject to possible regulatory and legislative changes (such as the possibility of more stringent environmental and/or safety/security regulations or limits on vehicle weight and size) that may affect the economics of the industry by requiring changes in operating practices or by changing the demand for common or contract carrier services or the cost of providing truckload services.

Interstate motor carrier operations are subject to safety requirements prescribed by the FMCSA. Each of the Company’s drivers are required to have a commercial driver’s license and is subject to mandatory drug and alcohol testing. The FMCSA’s commercial driver’s license and drug and alcohol testing requirements have not adversely affected the Company’s ability to source the capacity necessary to meet its customers’ transportation needs.
     Seasonality

Landstar’s operations are subject to seasonal trends common to the trucking industry. Results of operations for the quarter ending in March are typically lower than the quarters ending in June, September and December.

     Employees

As of December 25, 2004, the Company and its subsidiaries employed 1,251 individuals. Approximately 31 Landstar Ranger drivers (out of a Company total of 8,677) are members of the International Brotherhood of Teamsters. The Company considers relations with its employees to be good.
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
Item 3.     Legal Proceedings
      On November 1, 2002, the Owner Operator Independent Drivers Association, Inc. (“OOIDA”) and six individual Independent Contractors (collectively, the “Plaintiffs”) filed a putative class action complaint (the “Complaint”) in the United States District Court for the Middle District of Florida (the “Court”) in Jacksonville, Florida, against Landstar System, Inc. and certain of its subsidiaries. The Complaint alleges that certain aspects of Company subsidiaries’ motor carrier leases with Independent Contractors violate certain federal leasing regulations and seeks injunctive relief, an unspecified amount of damages and attorney’s fees. On March 8 and June 4, 2004, the Court dismissed all claims of one of the six individual Independent Contractor Plaintiffs on the grounds that the ICC Termination Act (the “Act”) is not applicable to leases signed before the Act’s January 1, 1996, effective date, and dismissed all claims of all remaining Plaintiffs against four of the seven Company entities previously named as defendants (Landstar System, Inc., Landstar Express America, Inc., Landstar Gemini, Inc. and Landstar Logistics, Inc.). With respect to the remaining claims, the June 4, 2004 order held that the Act created a private right of action pursuant to which claims involving certain federal leasing regulations may be filed in federal court subject to a four-year statute of limitations. On November 30, 2004, the Court heard oral argument on a motion by the remaining Plaintiffs to certify the case as a class action. On February 10, 2005, the remaining Plaintiffs filed a motion to amend the Complaint to expand it to include additional allegations with respect to compliance with certain federal leasing obligations. On February 11, 2005, the remaining Defendants filed a motion to amend their previously filed Answer in the event the Court certifies a plaintiffs’ class pursuant to the remaining Plaintiffs’ pending motion. The parties are opposing each others’ motions to amend. The Court is expected to rule within the next several months on the class-certification motion and on a motion, previously filed by the remaining Defendants, for partial summary judgment. Trial is scheduled for the trial term beginning October 3, 2005. Due to a number of factors, including the recent filing of the proposed amended Complaint, the related arrival of new discovery requests from the remaining Plaintiffs, and the lack of litigated final judgments in a number of similar cases or otherwise applicable precedents, the Company does not believe it is in a position to conclude whether or not there is a reasonable possibility of an adverse outcome in this case or what damages, if any, the remaining Plaintiffs would be awarded should they prevail on all or any part of their claims. However, the Company believes that the remaining Defendants have meritorious defenses and intend to continue asserting these defenses vigorously.
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

Item 4.	Submission of Matters to a Vote of Security Holders
      No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2004.
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
      The Common Stock of the Company is quoted through the National Association of Securities Dealers, Inc. National Market System (the “NASDAQ National Market System”) under the symbol “LSTR.” The following table sets forth the high and low reported sale prices for the Common Stock as quoted through the NASDAQ National Market System for the periods indicated. All historical share-related financial information presented herein has been adjusted to reflect three two-for-one stock splits each effected in the form of a 100% stock dividend, the first being distributed on August 12, 2002 to stockholders of record on August 2, 2002, the second being distributed on November 13, 2003 to stockholders of record on November 3, 2003, and the third being distributed on January 7, 2005 to stockholders of record on December 28, 2004.

	2004 Market Price		2003 Market Price

Fiscal Period	High	Low	High	Low

First Quarter	$20.870	$17.000	$15.425	$12.760
Second Quarter	26.110	20.260	16.498	13.700
Third Quarter	28.590	23.140	16.975	14.625
Fourth Quarter	37.495	27.125	19.975	15.255
      The reported last sale price per share of the Common Stock as quoted through the NASDAQ National Market System on February 24, 2005 was $34.91 per share. As of such date, Landstar had 59,983,218 shares of Common Stock outstanding. As of February 24, 2005, the Company had 84 stockholders of record of its Common Stock. However, the Company estimates that it has a significantly greater number of stockholders because a substantial number of the Company’s shares are held by brokers or dealers for their customers in street name.
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
      On December 4, 2003, the Company announced that it had been authorized by its Board of Directors to purchase up to 1,000,000 shares (not adjusted for the two-for-one stock split effected in the form of a 100% stock dividend declared December 9, 2004) of its common stock from time to time in the open market and in privately-negotiated transactions.
      At December 25, 2004, the Company had 1,398,280 shares of common stock remaining to be purchased under the authorized program.
      The Company did not purchase any shares of its common stock during the period from September 25, 2004, the end of the Company’s third fiscal quarter, to December 25, 2004, the end of the Company’s fourth fiscal quarter.

      At the May 13, 2004 annual meeting of shareholders, the shareholders of the Company approved an amendment to Article IV of the Company’s Restated Certificate of Incorporation to increase the number of authorized shares of the Company’s common stock from 50,000,000 shares to 80,000,000 shares.
      The Company maintains three stock option plans and one stock compensation plan. The following table presents information related to securities authorized for issuance under these plans at December 25, 2004:

			Number of Securities
	Number of Securities		Remaining Available for
	to be Issued Upon	Weighted-average	Future Issuance Under
	Exercise of	Exercise Price of	Equity Compensation
Plan Category	Outstanding Options	Outstanding Options	Plans

Equity Compensation Plans Approved by Security Holders	3,115,764	$12.3061	5,355,360
Equity Compensation Plans Not Approved by Security Holders	0	0	0

Item 6.	Selected Financial Data
LANDSTAR SYSTEM, INC. AND SUBSIDIARY
SELECTED CONSOLIDATED FINANCIAL DATA
(Dollars in thousands, except per share amounts)

	Fiscal Years

Income Statement Data:	2004	2003	2002	2001	2000

Revenue	$2,019,936	$1,596,571	$1,506,555	$1,392,771	$1,418,492
Investment income	1,346	1,220	1,950	3,567	4,317
Costs and expenses:
Purchased transportation	1,510,963	1,185,043	1,116,009	1,030,454	1,046,183
Commissions to agents	161,011	125,997	118,864	110,513	113,721
Other operating costs	37,130	37,681	34,325	32,750	29,568
Insurance and claims	60,339	45,690	42,188	32,930	31,935
Selling, general and administrative	118,461	105,849	101,918	99,762	105,786
Depreciation and amortization	13,959	12,736	11,520	13,543	13,003

Total costs and expenses	1,901,863	1,512,996	1,424,824	1,319,952	1,340,196

Operating income	119,419	84,795	83,681	76,386	82,613
Interest and debt expense	3,025	3,240	4,292	6,802	9,127

Income before income taxes	116,394	81,555	79,389	69,584	73,486
Income taxes	44,522	30,855	30,168	26,790	28,292

Net income	$71,872	$50,700	$49,221	$42,794	$45,194

Earnings per common share(1)	$1.19	$0.82	$0.76	$0.64	$0.64
Diluted earnings per share(1)	$1.16	$0.79	$0.73	$0.63	$0.63

(1)	All earnings per share amounts have been adjusted to give retroactive effect to a two-for-one stock split effected in the form of a 100% stock dividend declared December 9, 2004.

	Dec. 25,	Dec. 27,	Dec. 28,	Dec. 29,	Dec. 30,
Balance Sheet Data:	2004	2003	2002	2001	2000

Total assets	$584,512	$438,457	$400,748	$364,651	$370,362
Long-term debt, including current maturities	92,090	91,456	77,360	101,874	94,643
Shareholders’ equity	212,839	142,515	149,093	117,440	107,859

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction
      Landstar System, Inc. and its subsidiary, Landstar System Holdings, Inc. (“Landstar” or the “Company”), provide transportation services to a variety of market niches throughout the United States and to a lesser extent in Canada, and between the United States, Canada and Mexico through its operating subsidiaries. Landstar’s business strategy is to be a non-asset based provider of transportation capacity delivering safe, specialized transportation services to a broad range of customers throughout North America utilizing a network of independent commission sales agents and third party capacity providers. Landstar focuses on providing transportation services which emphasize customer service and information coordination among its independent commission sales agents, customers and capacity providers. The Company markets its services primarily through independent commission sales agents and utilizes exclusively third party capacity providers to transport customers’ freight. The nature of the Company’s business is such that a significant portion of its operating costs varies directly with revenue. The Company has three reportable business segments. These are the carrier, multimodal and insurance segments.
      The carrier segment consists of Landstar Ranger, Inc., Landstar Inway, Inc., Landstar Ligon, Inc., Landstar Gemini, Inc. and Landstar Carrier Services, Inc. The carrier segment primarily provides transportation services to the truckload market for a wide range of general commodities over irregular or non-repetitive routes utilizing dry and specialty vans and unsided trailers, including flatbed, drop deck and specialty. It also provides short-to-long haul movement of containers by truck, dedicated power-only truck capacity and truck brokerage. The carrier segment markets its services primarily through independent commission sales agents and utilizes independent contractors who provide truck capacity to the Company under exclusive lease arrangements (the “Independent Contractors”) and other third party truck capacity providers (truck brokerage carriers).
      The multimodal segment is comprised of Landstar Logistics, Inc. and Landstar Express America, Inc. Transportation services provided by the multimodal segment include the arrangement of intermodal moves, contract logistics, truck brokerage and emergency and expedited ground and air and ocean freight. The multimodal segment markets its services primarily through independent commission sales agents and utilizes capacity provided by Independent Contractors and other third party capacity providers, including truck brokerage carriers, railroads, air and ocean cargo carriers.
      The insurance segment is comprised of Signature Insurance Company (“Signature”), a wholly-owned offshore insurance subsidiary, and Risk Management Claim Services, Inc. The insurance segment provides risk and claims management services to Landstar’s operating subsidiaries. In addition, it reinsures certain risks of the Company’s Independent Contractors and provides certain property and casualty insurance directly to Landstar’s Operating Subsidiaries.
      During the fiscal year ended December 25, 2004, the carrier segment contributed 72% of Landstar’s consolidated revenue, the multimodal segment contributed 26% of Landstar’s consolidated revenue and the insurance segment contributed 2% of Landstar’s consolidated revenue.

Changes in Financial Condition and Results of Operations
      Management believes the Company’s success principally depends on its ability to generate freight through its network of independent commission sales agents and to efficiently deliver that freight utilizing third party capacity providers. Management believes the most significant factors to the Company’s success include increasing revenue, sourcing capacity and controlling costs.
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

	Fiscal Year

	2004	2003	2002

Number of Million Dollar Agents	427	396	384

Average revenue generated per Million Dollar Agent	$4,374,000	$3,584,000	$3,483,000

Percent of consolidated revenue generated by Million Dollar Agents	92%	89%	89%

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

	Fiscal Year

	2004	2003	2002

Carrier Segment:
External revenue generated through (in thousands):
Independent Contractors	$1,191,605	$1,052,346	$1,038,298
Other third party truck capacity providers	263,257	174,825	139,965

	$1,454,862	$1,227,171	$1,178,263

Number of loads(1)	1,046,000	1,007,000	1,012,000
Revenue per load	$1,391	$1,219	$1,164
Revenue per revenue mile	$1.79	$1.72	$1.66
Average length of haul (miles)	779	707	700
Multimodal Segment:
External revenue generated through (in thousands):
Independent Contractors(2)	$105,815	$53,766	$55,816
Other third party truck capacity providers	308,106	182,333	143,317
Rail, Air and Ocean Carriers	121,001	105,142	101,583

	$534,922	$341,241	$300,716

Number of loads(3)	324,000	256,000	262,000
Revenue per load(3)	$1,454	$1,332	$1,150

(1)	Effective with the 2004 second quarter, the Company modified its methodology for reporting loads. The application of this new methodology to the 2003 and 2002 fiscal year periods resulted in an increase of 3,000 and 7,000 loads, respectively. This change in load recognition had no impact on reported revenue in any period.

(2)	Includes revenue generated through Carrier Segment Independent Contractors.

(3)	Number of loads and revenue per load for the 2004 fiscal year exclude the effect of $63,790,000 of revenue derived from disaster relief efforts provided primarily under a contract with the United States Federal Aviation Administration (“FAA”) as discussed further in the paragraphs that follow. (See the section “Use of Non-GAAP Financial Measures” on page 18.)
      Also critical to the Company’s success is its ability to secure capacity, particularly truck capacity, at rates that allow the Company to profitably transport customers’ freight. The following table summarizes available truck capacity as of the end of the three most recent fiscal years:

	Dec. 25,	Dec. 27,	Dec. 28,
	2004	2003	2002

Independent Contractors	7,800	7,584	7,365
Other third party truck capacity providers:
Approved and active(1)	11,077	9,296	8,610
Other approved	7,144	6,240	5,310

	18,221	15,536	13,920

Total available truck capacity providers	26,021	23,120	21,285

Number of trucks provided by Independent Contractors	8,677	8,573	8,402

(1)	Active refers to other third party truck capacity providers who moved at least one load in the 180 days immediately preceding the fiscal year end.
      Historically, the Company’s carrier segment has primarily relied on capacity provided by Independent Contractors. Pursuant to a plan to augment its available capacity and increase its revenue, the Company has been increasing the carrier segment’s use of capacity provided by other third party truck capacity providers. The percent of consolidated revenue generated through all truck brokerage carriers was 28.3% during 2004, 22.4% during 2003 and 18.8% during 2002.
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
      Purchased transportation represents the amount an Independent Contractor or other third party capacity provider is paid to haul freight. The amount of purchased transportation paid to an Independent Contractor is primarily based on a contractually agreed-upon percentage of revenue generated by the haul. Purchased transportation for the brokerage services operations of the carrier segment is based on a negotiated rate for each load hauled. Purchased transportation for the brokerage services operations of the multimodal segment is based on either a negotiated rate for each load hauled or a contractually agreed-upon rate. Purchased transportation for the intermodal, air and ocean freight services operations of the multimodal segment are based on contractually agreed-upon fixed rates. Purchased transportation as a percentage of revenue for brokerage services and rail intermodal operations is normally higher than that of Landstar’s other transportation operations. Purchased transportation is the largest component of costs and expenses and, on a consolidated basis, increases or decreases in proportion to the revenue generated through Independent Contractors, other third party capacity providers and revenue from the insurance segment.
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
      Potential liability associated with accidents in the trucking industry is severe and occurrences are unpredictable. Landstar’s retained liability for individual commercial trucking claims depends on when such claims are incurred. For commercial trucking claims incurred subsequent to March 30, 2004, Landstar retains liability up to $5,000,000 per occurrence. For commercial trucking claims incurred from June 19, 2003 through March 30, 2004, Landstar retains liability up to $10,000,000 per occurrence. For commercial trucking claims incurred from May 1, 2001 through June 18, 2003, Landstar retains liability up to $5,000,000 per occurrence. For commercial trucking claims incurred prior to May 1, 2001, Landstar retains liability up to $1,000,000 per occurrence. The Company also retains liability for each general liability claim up to $1,000,000, $250,000 for each workers’ compensation claim and $250,000 for each cargo claim. The Company’s exposure to liability associated with accidents incurred by other third party capacity providers who haul freight on behalf of the Company is reduced by various factors including the extent to which such providers maintain their own insurance coverage.
      Employee compensation and benefits account for over half of the Company’s selling, general and administrative costs.
      Depreciation and amortization primarily relate to depreciation of trailing equipment and management information services equipment.
      All historical share-related financial information presented herein has been adjusted to reflect a two-for-one stock split effected in the form of a 100% stock dividend distributed on January 7, 2005 to stockholders of record on December 28, 2004.

      The following table sets forth the percentage relationships of income and expense items to revenue for the periods indicated:

	Fiscal Year

	2004	2003	2002

Revenue	100.0%	100.0%	100.0%
Investment income	0.1	0.1	0.1
Costs and expenses:
Purchased transportation	74.8	74.2	74.1
Commissions to agents	8.0	7.9	7.9
Other operating costs	1.8	2.4	2.3
Insurance and claims	3.0	2.9	2.8
Selling, general and administrative	5.9	6.6	6.7
Depreciation and amortization	0.7	0.8	0.7

Total costs and expenses	94.2	94.8	94.5

Operating income	5.9	5.3	5.6
Interest and debt expense	0.1	0.2	0.3

Income before income taxes	5.8	5.1	5.3
Income taxes	2.2	1.9	2.0

Net income	3.6%	3.2%	3.3%

Fiscal Year Ended December 25, 2004 Compared to Fiscal Year Ended December 27, 2003
      Revenue for the fiscal year 2004 was $2,019,936,000, an increase of $423,365,000, or 26.5%, compared to revenue for the 2003 fiscal year. Revenue increased $227,691,000, $193,681,000 and $1,993,000 at the carrier, multimodal and insurance segments, respectively. With respect to the carrier segment, revenue per load increased approximately 14% while the number of loads delivered in 2004 increased approximately 4% over the number of loads delivered in 2003. The average length of haul per load at the carrier segment increased approximately 10% and revenue per revenue mile increased approximately 4%. Included in revenue at the multimodal segment for the 2004 fiscal year was $63,790,000 of revenue related to disaster relief efforts for the storms that impacted the southeastern United States during the 2004 third and fourth quarters. These emergency transportation services were provided primarily under a contract between Landstar Express America, Inc. and the United States Federal Aviation Administration (“FAA”). Excluding the number of loads and revenue related to the disaster relief efforts provided by the multimodal segment in 2004, the number of loads delivered by the multimodal segment in fiscal year 2004 increased approximately 27% over 2003 and average revenue per load increased approximately 9%. The increase in average revenue per load was primarily attributable to an increase in the average length of haul.
      Investment income at the insurance segment was $1,346,000 and $1,220,000 for fiscal year 2004 and 2003, respectively. The increase in investment income was primarily due to an increased rate of return, attributable to a general increase in interest rates, on investments held by the insurance segment and an increase in the average investment balance.
      Purchased transportation was 74.8% of revenue in 2004 compared with 74.2% in 2003. The increase in purchased transportation as a percentage of revenue was primarily attributable to increased truck brokerage revenue and rail intermodal revenue, both of which tend to have a higher cost of purchased transportation than that associated with Independent Contractors, and increased rates charged by rail capacity providers, partially offset by increased use of Company provided trailing equipment versus trailing equipment provided by Independent Contractors. Commissions to agents were 8.0% of revenue in 2004 and 7.9% of revenue in 2003. The increase in commissions to agents as a percentage of revenue was primarily attributable to a change in revenue mix. Other operating costs were 1.8% of revenue in 2004 and 2.4% of revenue in 2003, primarily due to increased brokerage revenue, which does not incur significant other operating costs, and reduced trailer maintenance and repair costs, reflecting a reduction in the average age of Company provided trailing equipment. Insurance and claims were 3.0% of revenue in 2004 and 2.9% of revenue in 2003. The increase in insurance and claims as a percentage of revenue was primarily attributable to $7,600,000 of costs incurred to settle one severe accident that occurred early in fiscal year 2004 and unfavorable development of prior year claims in 2004, partially offset by increased truck brokerage revenue, which has a lower claims risk profile. Selling, general and administrative costs were 5.9% of revenue in 2004 and 6.6% in 2003. Included in selling, general and administrative costs in 2003 was $4,150,000 of costs to defend and settle the Gulf Bridge RoRo, Inc. litigation. Excluding these costs, selling, general and administrative costs were 6.4% of revenue in 2003. The decrease in selling, general and administrative costs as a percentage of revenue, excluding the costs of the Gulf Bridge RoRo, Inc. litigation, was primarily due to the effect of increased revenue, partially offset by an increased provision for bonuses under the Company’s incentive compensation programs. Depreciation and amortization was 0.7% of revenue in 2004 and 0.8% of revenue in 2003. The decrease in depreciation and amortization as a percentage of revenue was primarily due to the effect of increased revenue in 2004.
      Interest and debt expense was 0.1% of revenue in 2004 and 0.2% of revenue in 2003. This decrease was primarily attributable to a decrease in capital lease obligations partially offset by increased interest on the Company’s revolving credit facility resulting from higher average borrowings.
      The provisions for income taxes for the 2004 and 2003 fiscal years were based on estimated full year combined effective income tax rates of approximately 38.3% and 37.8%, respectively, which are higher than the statutory federal income tax rate primarily as a result of state income taxes and the meals and entertainment exclusion. The increase in the combined effective income tax rate was attributable to changes in tax laws enacted by a number of states in which the Company operates. At December 25, 2004, the valuation allowance of $420,000 was attributable to deferred state income tax benefits, which primarily represented state operating loss carryforwards at one subsidiary. The valuation allowance and goodwill will be reduced by $392,000 when realization of deferred state income tax benefits becomes likely. The Company believes that deferred income tax benefits, net of the valuation allowance, are more likely than not to be realized because of the Company’s ability to generate future taxable earnings.
      Net income was $71,872,000, or $1.19 per common share ($1.16 per diluted share), which included the $7,600,000 charge to settle one accident referenced above. This charge, net of related income tax benefits, reduced 2004 net income by $4,900,000, or $0.08 per common share ($0.08 per diluted share). Also included in net income for the 2004 fiscal year is approximately $11,847,000 of operating income related to the $63,790,000 of revenue related to emergency transportation services provided primarily under the FAA contract. The $11,847,000 of operating income, net of related income taxes, increased net income approximately $7,314,000, or $0.12 per common share ($0.12 per diluted share). Net income for the 2003 fiscal year was $50,700,000, or $0.82 per common share ($0.79 per diluted share). After deducting related income tax benefits of $1,500,000, the cost of the Gulf Bridge RoRo, Inc. litigation, reduced net income by $2,650,000, or $0.04 per common share ($0.04 per diluted share), in 2003. Excluding the costs of the Gulf Bridge RoRo, Inc. litigation, net income would have been $53,350,000, or $0.87 per common share ($0.84 per diluted share), in 2003.

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
      Purchased transportation was 74.2% of revenue in 2003 compared with 74.1% in 2002. The increase in purchased transportation as a percentage of revenue was primarily attributable to increased brokerage revenue at the carrier segment, increased brokerage and rail intermodal revenue at the multimodal segment and increased rates charged by truck brokerage carriers, partially offset by increased use of Company provided trailing equipment versus trailing equipment provided by Independent Contractors. Commissions to agents were 7.9% of revenue in 2003 and 2002. An increase in commissions to agents as a percentage of revenue resulting from increased brokerage revenue at the carrier segment was offset by lower commissions as a percentage of revenue at the multimodal segment primarily due to reduced gross profit. Other operating costs were 2.4% of revenue in 2003 and 2.3% of revenue in 2002, as increased trailer maintenance costs were partially offset by reductions in Independent Contractor recruiting, qualification and incentive costs and a lower provision for independent commission sales agent and Independent Contractor bad debts. Insurance and claims were 2.9% of revenue in 2003 compared with 2.8% in 2002. The increase in insurance and claims as a percentage of revenue was primarily due to the increased cost of premiums for insurance above the Company’s self-insured retention amounts, partially offset by reduced commercial trucking claims in the $4 million excess of $1 million layer and a reduction in insurance claims resulting from increased revenue hauled by third party capacity providers other than the Company’s Independent Contractors. Selling, general and administrative costs were 6.6% of revenue in 2003 and 6.7% in 2002. Included in selling, general and administrative costs in 2003 was $4,150,000 of costs to defend and settle the Gulf Bridge RoRo, Inc. litigation. Excluding these costs, selling, general and administrative costs were 6.4% of revenue in 2003. The decrease in selling, general and administrative costs as a percentage of revenue, excluding the costs of the Gulf Bridge RoRo, Inc. litigation, was primarily due to a decreased provision for bonuses under the Company’s incentive compensation plans, decreased communications costs and a decreased provision for customer bad debts, attributable to an improving economic environment, partially offset by increased administrative costs for Independent Contractor programs at the insurance segment. Depreciation and amortization was 0.8% of revenue in 2003 and 0.7% of revenue in 2002. The increase in depreciation and amortization as a percentage of revenue was primarily due to increased depreciation expense for company-owned trailing equipment as the average number of company-owned trailers increased during 2003.
      Interest and debt expense was 0.2% of revenue in 2003 and 0.3% of revenue in 2002. This decrease was primarily attributable to lower interest rates and reduced average borrowings on the Company’s senior credit facility.
      The provisions for income taxes for the 2003 and 2002 fiscal years were based on effective income tax rates of approximately 37.8% and 38.0%, respectively, which is higher than the statutory federal income tax rate primarily as a result of state income taxes and the meals and entertainment exclusion.
      Net income was $50,700,000, or $0.82 per common share ($0.79 per diluted share), in 2003 compared with $49,221,000, or $0.76 per common share ($0.73 per diluted share), in 2002. After deducting related income tax benefits of $1,500,000, the cost of the Gulf Bridge RoRo, Inc. litigation, reduced net income by $2,650,000, or $0.04 per common share ($0.04 per diluted share), in 2003. Excluding the costs of the Gulf Bridge RoRo, Inc. litigation, net income would have been $53,350,000, or $0.87 per common share ($0.84 per diluted share), in 2003.

Use of Non-GAAP Financial Measures
      In this annual report on Form 10-K, Landstar provided the following non-GAAP financial measures for the 2004 fiscal year: (1) revenue per load for the multimodal segment excluding revenue and loads related to emergency transportation services provided primarily under a contract with the FAA and (2) the percentage change in revenue per load for the multimodal segment excluding revenue and loads related to emergency transportation services provided primarily under a contract with the FAA as compared to revenue per load for the multimodal segment for the corresponding prior year periods. Also, in this annual report on Form 10-K, Landstar provided the following non-GAAP financial measures for the 2003 fiscal year: (1) selling, general and administrative costs, excluding the costs to defend and settle the Gulf Bridge RoRo, Inc. litigation, as a percentage of revenue, (2) earnings per common share before costs to defend and settle the Gulf Bridge RoRo, Inc. litigation, (3) earnings per share before costs to defend and settle the Gulf Bridge RoRo, Inc. litigation, and (4) net income excluding costs relating to the defense and settlement of the Gulf Bridge RoRo, Inc. litigation. The non-GAAP financial information should be considered in addition to, and not as a substitute for, the corresponding GAAP financial information also presented in this Form 10-K.
      Management believes that it is appropriate to present this non-GAAP financial information for the following reasons: (1) a significant portion of the emergency relief transportation services were provided under the FAA contract on the basis of a daily rate for the use of transportation equipment in question, and therefore load and per load information is not necessarily available or appropriate for a significant portion of the related revenue, (2) the circumstances relating to the Gulf Bridge RoRo, Inc. litigation are unusual and unique and thus are not likely to recur as part of Landstar’s normal operations, (3) disclosure of the effect of the emergency transportation services provided by Landstar relating to disaster relief efforts for the storms that impacted the southeastern United States during the 2004 third and fourth quarters and the settlement of the Gulf Bridge RoRo, Inc. litigation will allow investors to better understand the underlying trends in Landstar’s financial condition and results of operations, (4) this information will facilitate comparisons by investors of Landstar’s results as compared to the results of peer companies and (5) management considers this non-GAAP financial information in its decision making.
Capital Resources and Liquidity
      Shareholders’ equity was $212,839,000, or 70% of total capitalization (defined as total debt plus equity), at December 25, 2004, compared with $142,515,000, or 61% of total capitalization, at December 27, 2003. The increase in shareholders’ equity was attributable to current year net income, proceeds from the exercise of stock options including related income tax benefits and repayments of notes receivable arising from the exercise of stock options, partially offset by the purchase of 681,000 shares (not adjusted for the two-for-one stock split effected in the form of a 100% stock dividend declared December 9, 2004) of the Company’s common stock at a total cost of $27,001,000. As of December 25, 2004, the Company may purchase an additional 1,398,280 shares of its common stock under its authorized stock purchase program. Long-term debt including current maturities was $92,090,000 at December 25, 2004, compared to $91,456,000 at December 27, 2003. Working capital and the ratio of current assets to current liabilities were $209,753,000 and 1.87 to 1, respectively, at December 25, 2004, compared with $147,515,000 and 1.85 to 1, respectively, at December 27, 2003. Landstar has historically operated with current ratios within the range of 1.5 to 1 to 2.0 to 1. Cash provided by operating activities was $49,744,000 in 2004 compared with $53,396,000 in 2003. The decrease in cash provided by operating activities was primarily due to an increase in trade receivables resulting in large part from revenue related to the emergency transportation services provided under the contract with the FAA.
      On July 8, 2004, Landstar renegotiated its existing credit agreement with a syndicate of banks and JPMorgan Chase Bank, as administrative agent (the “Fourth Amended and Restated Credit Agreement”). The Fourth Amended and Restated Credit Agreement provides $225,000,000 of borrowing capacity in the form of a revolving credit facility, $75,000,000 of which may be utilized in the form of letter of credit guarantees. The initial borrowing of $70,000,000 under the facility was used to refinance the Company’s prior credit facility, which has been terminated.
      At December 25, 2004, the Company had $63,000,000 in borrowings outstanding and $27,357,000 of letters of credit outstanding on its Fourth Amended and Restated Credit Agreement. At December 25, 2004, there was $134,643,000 available for future borrowings under the Company’s Fourth Amended and

Restated Credit Agreement. In addition, the Company has $36,670,000 in letters of credit outstanding, as collateral for insurance claims, that are secured by investments and cash equivalents totaling $38,641,000.
      Borrowings under the Fourth Amended and Restated Credit Agreement bear interest at rates equal to, at the option of Landstar, either (i) the greatest of (a) the prime rate as publicly announced from time to time by JPMorgan Chase Bank, (b) the three month CD rate adjusted for statutory reserves and FDIC assessment costs plus 1% and (c) the federal funds effective rate plus 1/2%, or, (ii) the rate at the time offered to JPMorgan Chase Bank in the Eurodollar market for amounts and periods comparable to the relevant loan plus a margin that is determined based on the level of the Company’s Leverage Ratio, as defined in the Fourth Amended and Restated Credit Agreement. The margin is subject to an increase of 0.125% if the aggregate amount outstanding under the Fourth Amended and Restated Credit Agreement exceeds 50% of the total borrowing capacity. As of December 25, 2004, the margin was equal to 75.0/100 of 1%.
      The unused portion of the Fourth Amended and Restated Credit Agreement carries a commitment fee determined based on the level of the Leverage Ratio, as therein defined. As of December 25, 2004, the commitment fee for the unused portion of the Fourth Amended and Restated Credit Agreement was 0.20%. At December 25, 2004, the weighted average interest rate on borrowings outstanding under the Fourth Amended and Restated Credit Agreement was 3.10%.
      The Fourth Amended and Restated Credit Agreement contains a number of covenants that limit, among other things, the incurrence of additional indebtedness, the incurrence of operating or capital lease obligations and the purchase of operating property. The Fourth Amended and Restated Credit Agreement also requires Landstar to meet certain financial tests. Landstar is required to, among other things, maintain minimum levels of consolidated Net Worth and Fixed Charge Coverage, as each is defined in the Fourth Amended and Restated Credit Agreement. Under the most restrictive covenant, Fixed Charge Coverage, earnings before interest, taxes, depreciation and amortization, less purchased capital expenditures, exceeded the required minimum by approximately $100,100,000 for the fiscal year ended December 25, 2004.
      The Fourth Amended and Restated Credit Agreement provides for an event of default related to a person or group acquiring 25% or more of the outstanding capital stock of the Company or obtaining the power to elect a majority of the Company’s directors.
      Borrowings under the Fourth Amended and Restated Credit Agreement are unsecured. However, Landstar System, Inc. and all but one of Landstar System Holdings, Inc.’s (“LSHI”) subsidiaries guarantee LSHI’s obligations under the Fourth Amended and Restated Credit Agreement.
      Historically, the Company has generated sufficient operating cash flow to meet its debt service requirements, fund continued growth, both internal and through acquisitions and to meet working capital needs. As a non-asset based provider of transportation capacity, the Company’s annual capital requirements for operating property are generally for trailers and management information services equipment. In addition, a significant portion of the trailing equipment used by the Company is provided by third party capacity providers and through leases at rental rates that vary with the revenue generated through the use of the leased equipment, thereby reducing the Company’s capital requirements. During 2004, the Company purchased $6,377,000 of operating property and acquired $17,963,000 of trailing equipment by entering into capital leases and $14,300,000 of trailing equipment by entering into a five year operating lease with a fixed monthly payment. Landstar anticipates acquiring between $35,000,000 and $40,000,000 of operating property during fiscal year 2005 either by purchase or by lease financing. Prior to 2003, the Company historically funded its acquisition of Company provided fixed cost trailing equipment using capital leases. During 2003 and 2004, the Company acquired van trailing equipment under a long-term operating lease at a fixed monthly rental price per trailer. It is expected that capital leases will fund any significant acquisitions of Company provided trailing equipment made during 2005. The Company does not anticipate any other significant capital requirements in the near future.
      Since 1997, the Company has purchased $315,148,000 of its common stock under programs authorized by the Board of Directors of the Company in open market and private block transactions. The

Company has used cash provided by operating activities and borrowings on the Company’s revolving credit facilities to fund the purchases.
     Contractual Obligations and Commitments
      At December 25, 2004, the Company’s obligations and commitments to make future payments under contracts, such as debt and lease agreements, were as follows (in thousands):

	Payments Due By Period

		Less Than	1-3	4-5	More Than
Contractual Obligation	Total	1 Year	Years	Years	5 Years

Long-term debt	$63,000			$63,000
Capital lease obligations	32,065	$9,858	$14,934	7,273
Operating leases	41,141	7,711	14,633	9,647	$9,150

	$136,206	$17,569	$29,567	$79,920	$9,150

      Long-term debt does not include interest. Capital lease obligations above include $2,975,000 of imputed interest. Operating leases primarily include $18,324,000 related to the Company’s main office facility located in Jacksonville, Florida and $18,158,000 related to a long-term operating lease for trailing equipment.
     Off-Balance Sheet Arrangements
      As of December 25, 2004, the Company had no off-balance sheet arrangements, other than operating leases as disclosed in the table of Contractual Obligations and Commitments above, that have or are reasonably likely to have a current or future material effect on the Company’s financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.
     Legal Matters
      On November 1, 2002, the Owner Operator Independent Drivers Association, Inc. (“OOIDA”) and six individual Independent Contractors (collectively, the “Plaintiffs”) filed a putative class action complaint (the “Complaint”) in the United States District Court for the Middle District of Florida (the “Court”) in Jacksonville, Florida, against Landstar System, Inc. and certain of its subsidiaries. The Complaint alleges that certain aspects of Company subsidiaries’ motor carrier leases with Independent Contractors violate certain federal leasing regulations and seeks injunctive relief, an unspecified amount of damages and attorney’s fees. On March 8 and June 4, 2004, the Court dismissed all claims of one of the six individual Independent Contractor Plaintiffs on the grounds that the ICC Termination Act (the “Act”) is not applicable to leases signed before the Act’s January 1, 1996, effective date, and dismissed all claims of all remaining Plaintiffs against four of the seven Company entities previously named as defendants (Landstar System, Inc., Landstar Express America, Inc., Landstar Gemini, Inc. and Landstar Logistics, Inc.). With respect to the remaining claims, the June 4, 2004 order held that the Act created a private right of action pursuant to which claims involving certain federal leasing regulations may be filed in federal court subject to a four-year statute of limitations. On November 30, 2004, the Court heard oral argument on a motion by the remaining Plaintiffs to certify the case as a class action. On February 10, 2005, the remaining Plaintiffs filed a motion to amend the Complaint to expand it to include additional allegations with respect to compliance with certain federal leasing obligations. On February 11, 2005, the remaining Defendants filed a motion to amend their previously filed Answer in the event the Court certifies a plaintiffs’ class pursuant to the remaining Plaintiffs’ pending motion. The parties are opposing each others’ motions to amend. The Court is expected to rule within the next several months on the class-certification motion and on a motion, previously filed by the remaining Defendants, for partial summary judgment. Trial is scheduled for the trial term beginning October 3, 2005. Due to a number of factors, including the recent filing of the proposed amended Complaint, the related arrival of new discovery requests from the remaining Plaintiffs, and the lack of litigated final judgments in a number of similar cases or otherwise applicable precedents, the Company does not believe it is in a position to conclude whether or not there is a reasonable possibility of an adverse outcome in this case or what damages, if any, the remaining Plaintiffs would be awarded should they prevail on all or any part of their claims. However, the Company believes that the remaining Defendants have meritorious defenses and intend to continue asserting these defenses vigorously.
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
Critical Accounting Policies and Estimates
      The allowance for doubtful accounts for both trade and other receivables represents management’s estimate of the amount of outstanding receivables that will not be collected. Historically, management’s estimates for uncollectible receivables have been materially correct. Although management believes the amount of the allowance for both trade and other receivables at December 25, 2004 is appropriate, a prolonged period of low or no economic growth may adversely affect the collection of these receivables. Conversely, a more robust economic environment may result in the realization of some portion of the estimated uncollectible receivables.
      Landstar provides for the estimated costs of self-insured claims primarily on an actuarial basis. The amount recorded for the estimated liability for claims incurred is based upon the facts and circumstances known on the balance sheet date. The ultimate resolution of these claims may be for an amount greater or less than the amount estimated by management. Historically, the Company has experienced both favorable and unfavorable development of prior year claims estimates. The Company is continually revising its existing claim estimates as new or revised information becomes available on the status of each claim. During fiscal year 2004, insurance and claims costs included $4,390,000 of unfavorable adjustments to prior years claims estimates. During fiscal year 2003, insurance and claims costs included $498,000 of unfavorable adjustments to prior years claims estimates. During fiscal year 2002, insurance and claims costs included $868,000 of favorable adjustments to prior years claims estimates. It is reasonably likely that the ultimate outcome of settling all outstanding claims will be more or less than the estimated claims reserve at December 25, 2004.
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
Recently Issued Accounting Standards Not Currently Effective
      In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“FAS No. 123”). FAS No. 123 establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services. FAS No. 123 focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. Under FAS No. 123, the Company, beginning in the third quarter of 2005, will be required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award (with limited exceptions). The cost will be recognized over the period during which an employee is required to provide services in exchange for the award.
      Currently, the Company discloses the estimated effect on net income of these share-based payments in the footnotes to the financial statements. The estimated fair value (cost) of the share-based payments has historically been determined using the Black-Scholes pricing model. As of the date of this report, the Company has not determined which method to use upon implementation of this standard. The actual compensation cost resulting from share-based payments to be included in the Company’s future results of operations may vary significantly from the amounts currently disclosed in the footnotes to the financial statements.
Forward-Looking Statements
      The following is a “safe harbor” statement under the Private Securities Litigation Reform Act of 1995. Statements contained in this document that are not based on historical facts are “forward-looking statements.” This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Form 10-K statement contain forward-looking statements, such as statements which relate to Landstar’s business objectives, plans, strategies and expectations. Terms such as “anticipates,” “believes,” “estimates,” “expects,” “plans,” “predicts,” “may,” “should,” “could,” “will,” the negative thereof and similar expressions are intended to identify forward-looking statements. Such statements are by nature subject to uncertainties and risks, including but not limited to: an increase in the frequency or severity of accidents or workers’ compensation claims; unfavorable development of existing accident claims; dependence on independent commission sales agents; dependence on third party capacity providers; disruptions or failures in our computer systems; a downturn in domestic economic growth or growth in the transportation sector; substantial industry competition; and other operational, financial or legal risks or uncertainties detailed in this and Landstar’s other SEC filings from time to time and described in the section Factors That May Affect Future Results and/or Forward-Looking Statements immediately below. These risks and uncertainties could cause actual results or events to differ materially from historical results or those anticipated. Investors should not place undue reliance on such forward-looking statements, and the Company undertakes no obligation to publicly update or revise any forward-looking statements.

Factors That May Affect Future Results and/or Forward-Looking Statements
      Increased severity or frequency of accidents and other claims. As noted above in Item 1, “Business — Factors Significant to the Company’s Operations — Insurance and Claims,” potential liability associated with accidents in the trucking industry is severe and occurrences are unpredictable. Landstar’s retained liability for individual commercial trucking claims depends on when such claims are incurred. For commercial trucking claims incurred subsequent to March 30, 2004, Landstar retains liability up to $5,000,000 per occurrence. For commercial trucking claims incurred from June 19, 2003 through March 30, 2004, Landstar retains liability up to $10,000,000 per occurrence. For commercial trucking claims incurred from May 1, 2001 through June 18, 2003, Landstar retains liability up to $5,000,000 per occurrence. For commercial trucking claims incurred prior to May 1, 2001, Landstar retains liability up to $1,000,000 per occurrence. The Company also retains liability up to $1,000,000 for each general liability claim, $250,000 for each workers compensation claim, and $250,000 for each cargo claim. A material increase in the frequency or severity of accidents, cargo or workers’ compensation claims or the unfavorable development of existing claims could have a material adverse effect on Landstar, including its results of operations and financial condition.
      Dependence on third party insurance companies. The Company is dependent on a limited number of third party insurance companies to provide insurance coverage in excess of its self-insured retention amounts. Historically, the Company has relied on various third party insurance companies to provide insurance coverage for commercial trucking claims in excess of specific per occurrence limits. Over the past three years, the premiums proposed by the third party insurance companies providing coverage for commercial trucking liability insurance above the Company’s self-insured retention amounts have varied dramatically. In an attempt to manage the cost of these increasing premiums required by the third party insurance companies, the Company has historically increased or decreased the level of its exposure to commercial trucking claims on a per occurrence basis. To the extent the third party insurance companies increase their proposed premiums for coverage of commercial trucking liability claims, the Company may increase its exposure on a per occurrence basis. However, to the extent the third party insurance companies reduce their premiums proposed for coverage of commercial trucking claims, the Company may reduce its exposure on a per occurrence basis.
      Dependence on independent commission sales agents. As noted above in Item 1, “Business — Factors Significant to the Company’s Operations — Agent Network,” the Company markets its services primarily through independent commission sales agents, and currently has a network of over 900 such agents. During 2004, 427 agents generated revenue for Landstar of at least $1 million each, or approximately 92% of Landstar’s consolidated revenue and one agent generated approximately $200,000,000, or 9%, of Landstar’s total revenue. Although the Company competes with motor carriers and other third parties for the services of these independent commission sales agents, Landstar has historically experienced very limited agent turnover among its larger-volume agents. However, Landstar’s contracts with its agents are typically terminable upon 10 to 30 days notice by either party and do not restrict the ability of a former agent to compete with Landstar following any such termination. The loss of some of the Company’s key agents or a significant decrease in volume generated by Landstar’s larger agents could have a material adverse effect on Landstar, including its results of operations and revenue.
      Dependence on third party capacity providers. As noted above in Item 1, “Business — Factors Significant to the Company’s Operations — Capacity,” Landstar does not own trucks or other transportation equipment (other than trailing equipment) and relies on third party capacity providers, including Independent Contractors, unrelated trucking companies, railroads, air and ocean cargo carriers to transport freight for its customers. The Company competes with motor carriers and other third parties for the services of Independent Contractors and other third party capacity providers. Freight hauled by Independent Contractors represented 64% of Landstar’s revenue in 2004. A significant decrease in available capacity provided by either the Company’s Independent Contractors or other third party capacity providers could have a material adverse effect on Landstar, including its results of operations and revenue.

      Change in Capacity Mix. Historically, the Company’s carrier segment has primarily relied on capacity provided by Independent Contractors. Pursuant to a plan to augment its available capacity and increase its revenue, the Company has been increasing the carrier segment’s use of capacity provided by other third party truck capacity providers. Freight hauled by Independent Contractors represented 64.2%, 69.3% and 72.6% of Landstar’s consolidated revenue in 2004, 2003 and 2002, respectively. Historically, with the exception of air revenue, the net margin (defined as revenue less the cost of purchased transportation and agent commissions) generated from freight hauled by Independent Contractors has been greater than freight hauled by other third party capacity providers. An increase in the amount of revenue generated through other third party capacity providers without an increase in total revenue and/or a corresponding reduction in other costs, including other operating, insurance and claims, selling, general and administrative and depreciation and amortization could have a negative effect on the Company’s operating margin (defined as operating income divided by revenue).
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
      The Company classifies all of its Independent Contractors and independent commission sales agents as independent contractors for all purposes, including employment tax and employee benefit purposes. There can be no assurance that legislative, judicial, or regulatory (including tax) authorities will not introduce proposals or assert interpretations of existing rules and regulations that would change the employee/independent contractor classification of Independent Contractors or independent commission sales agents currently doing business with the Company. Although management believes that there are no proposals currently pending that would change the employees/independent contractor classification of Independent Contractors or independent commission sales agents currently doing business with the Company, the costs associated with potential changes, if any, with respect to these Independent Contractor classifications could have a material adverse effect on Landstar, including its results of operations and financial condition if Landstar were unable to reflect them in its fee arrangements with the Independent Contractors or independent commission sales agents or in the prices charged to its customers.
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
      Borrowings under the Fourth Amended and Restated Credit Agreement bear interest at rates equal to, at the option of Landstar, either (i) the greatest of (a) the prime rate as publicly announced from time to time by JPMorgan Chase Bank, (b) the three month CD rate adjusted for statutory reserves and FDIC assessment costs plus 1% and (c) the federal funds effective rate plus 1/2%, or, (ii) the rate at the time offered to JPMorgan Chase Bank in the Eurodollar market for amounts and periods comparable to the relevant loan plus a margin that is determined based on the level of the Company’s Leverage Ratio, as defined in the Fourth Amended and Restated Credit Agreement. The margin is subject to an increase of 0.125% if the aggregate amount outstanding under the Fourth Amended and Restated Credit Agreement exceeds 50% of the borrowing capacity. As of December 25, 2004, the weighted average interest rate on borrowings outstanding was 3.10%. During fiscal 2004, the average outstanding balance under the Third and Fourth Amended and Restated Credit Agreements were approximately $57,000,000. Based on the borrowing rates in the Fourth Amended and Restated Credit Agreement and the repayment terms, the fair value of the outstanding borrowings as of December 25, 2004 was estimated to approximate carrying value. Assuming that debt levels on the Fourth Amended and Restated Credit Agreement remain at $63,000,000, the balance at December 25, 2004, a hypothetical increase of 100 basis points in current rates provided for under the Fourth Amended and Restated Credit Agreement is estimated to result in an increase in interest expense of $630,000 on an annualized basis.
      The Company’s obligations under the Fourth Amended and Restated Credit Agreement are guaranteed by all but one of LSHI’s subsidiaries.
      Long-term investments, all of which are available-for-sale, consist of investment grade bonds having maturities of up to five years. Assuming that the long-term portion of investments in bonds remains at $16,699,000, the balance at December 25, 2004, a hypothetical increase or decrease in interest rates of 100 basis points would not have a material impact on future earnings on an annualized basis. Short-term investments consist of short-term investment grade instruments and the current maturities of investment grade bonds. Accordingly, any future interest rate risk on these short-term investments would not be material.

Item 8.     Financial Statements and Supplementary Data
LANDSTAR SYSTEM, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	Dec. 25,	Dec. 27,
	2004	2003

ASSETS
Current Assets
Cash and cash equivalents	$61,684	$42,640
Short-term investments	21,942	30,890
Trade accounts receivable, less allowance of $4,021 and $3,410	338,774	219,039
Other receivables, including advances to independent contractors, less allowance of $4,245 and $4,077	13,929	13,196
Deferred income taxes and other current assets	13,503	14,936

Total current assets	449,832	320,701

Operating property, less accumulated depreciation and amortization of $65,315 and $58,480	76,834	67,639
Goodwill	31,134	31,134
Other assets	26,712	18,983

Total assets	$584,512	$438,457

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Cash overdraft	$23,547	$20,523
Accounts payable	120,197	71,713
Current maturities of long-term debt	8,797	9,434
Insurance claims	32,612	26,293
Accrued compensation	14,609	6,903
Other current liabilities	40,317	38,320

Total current liabilities	240,079	173,186

Long-term debt, excluding current maturities	83,293	82,022
Insurance claims	32,430	27,282
Deferred income taxes	15,871	13,452
Shareholders’ Equity
Common stock, $0.01 par value, authorized 80,000,000 and 50,000,000 shares, issued 63,154,190 and 31,816,860 shares	632	318
Additional paid-in capital	43,845	18,382
Retained earnings	295,936	224,368
Cost of 2,490,930 and 1,809,930 shares of common stock in treasury	(127,151)	(100,150)
Accumulated other comprehensive income	47	182
Notes receivable arising from exercises of stock options	(470)	(585)

Total shareholders’ equity	212,839	142,515

Total liabilities and shareholders’ equity	$584,512	$438,457

See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share amounts)

	Fiscal Years Ended

	Dec. 25,	Dec. 27,	Dec. 28,
	2004	2003	2002

Revenue	$2,019,936	$1,596,571	$1,506,555
Investment income	1,346	1,220	1,950
Costs and expenses:
Purchased transportation	1,510,963	1,185,043	1,116,009
Commissions to agents	161,011	125,997	118,864
Other operating costs	37,130	37,681	34,325
Insurance and claims	60,339	45,690	42,188
Selling, general and administrative	118,461	105,849	101,918
Depreciation and amortization	13,959	12,736	11,520

Total costs and expenses	1,901,863	1,512,996	1,424,824

Operating income	119,419	84,795	83,681
Interest and debt expense	3,025	3,240	4,292

Income before income taxes	116,394	81,555	79,389
Income taxes	44,522	30,855	30,168

Net income	$71,872	$50,700	$49,221

Earnings per common share(1)	$1.19	$0.82	$0.76

Diluted earnings per share(1)	$1.16	$0.79	$0.73

Average number of shares outstanding:
Earnings per common share(1)	60,154,000	61,458,000	64,565,000

Diluted earnings per share(1)	61,800,000	63,840,000	67,069,000

(1)	All earnings per share amounts and average number of shares outstanding have been adjusted to give retroactive effect to a two-for-one stock split effected in the form of a 100% stock dividend declared December 9, 2004.
See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Fiscal Years Ended

	Dec. 25,	Dec. 27,	Dec. 28,
	2004	2003	2002

OPERATING ACTIVITIES
Net income	$71,872	$50,700	$49,221
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of operating property	13,959	12,736	11,520
Non-cash interest charges	348	272	273
Provisions for losses on trade and other accounts receivable	6,250	5,094	7,514
Losses on sales and disposals of operating property	215	344	642
Director compensation paid in common stock	402	85
Deferred income taxes, net	3,967	(2,899)	5,513
Tax benefit on stock option exercises	9,035	5,110	1,404
Changes in operating assets and liabilities:
Increase in trade and other accounts receivable	(126,718)	(34,637)	(11,221)
Decrease (increase) in other assets	677	(3,335)	933
Increase in accounts payable	48,484	11,416	4,484
Increase in other liabilities	9,786	4,630	7,522
Increase in insurance claims	11,467	3,880	6,508

NET CASH PROVIDED BY OPERATING ACTIVITIES	49,744	53,396	84,313

INVESTING ACTIVITIES
Net change in other short-term investments	8,461	(27,354)
Maturities of long-term investments	4,006	4,219	2,500
Purchases of long-term investments	(12,606)	(4,542)	(8,889)
Purchases of operating property	(6,377)	(5,557)	(4,421)
Proceeds from sales of operating property	971	1,612	387

NET CASH USED BY INVESTING ACTIVITIES	(5,545)	(31,622)	(10,423)

FINANCING ACTIVITIES
Increase in cash overdraft	3,024	3,978	3,527
Proceeds from repayment of notes receivable arising from exercises of stock options	115	605	4,867
Proceeds from exercises of stock options	16,036	10,584	2,467
Borrowings on revolving credit facility	71,000	38,000
Purchases of common stock	(27,001)	(73,844)	(26,306)
Principal payments on long-term debt and capital lease obligations	(88,329)	(23,904)	(40,884)

NET CASH USED BY FINANCING ACTIVITIES	(25,155)	(44,581)	(56,329)

Increase (decrease) in cash and cash equivalents	19,044	(22,807)	17,561
Cash and cash equivalents at beginning of period	42,640	65,447	47,886

Cash and cash equivalents at end of period	$61,684	$42,640	$65,447

See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Fiscal Years Ended December 25, 2004,
December 27, 2003 and December 28, 2002
(Dollars in thousands)

								Notes
								Receivable
								Arising
							Accumulated	from
	Common Stock		Add’l		Treasury Stock at Cost		Other	Exercises
			Paid-In	Retained			Comprehensive	of Stock
	Shares	Amount	Capital	Earnings	Shares	Amount	Income	Options	Total

Balance December 29, 2001	13,328,834	$133	$75,036	$258,162	5,241,841	$(209,926)		$(5,965)	$117,440
Net income				49,221					49,221
Retirement of treasury stock	(5,241,841)	(52)	(76,389)	(133,485)	(5,241,841)	209,926			—
Purchases of common stock					554,879	(26,306)			(26,306)
Exercises of stock options and related income tax benefit	116,160	1	3,962					(92)	3,871
Repayment of notes receivable arising from exercises of stock options								4,867	4,867
Stock split effected in the form of a 100% stock dividend	8,134,353	81		(81)					—

Balance December 28, 2002	16,337,506	163	2,609	173,817	554,879	(26,306)		(1,190)	149,093
Net income				50,700					50,700
Purchases of common stock					1,255,051	(73,844)			(73,844)
Exercises of stock options and related income tax benefit	564,021	6	15,688						15,694
Director compensation paid in common stock	1,500		85						85
Repayment of notes receivable arising from exercises of stock options								605	605
Unrealized gain on available-for-sale investments, net of income taxes							$182		182
Stock split effected in the form of a 100% stock dividend	14,913,833	149		(149)					—

Balance December 27, 2003	31,816,860	318	18,382	224,368	1,809,930	(100,150)	182	(585)	142,515
Net income				71,872					71,872
Purchases of common stock					681,000	(27,001)			(27,001)
Exercises of stock options and related income tax benefit	996,700	10	25,061						25,071
Director compensation paid in common stock	9,000		402						402
Repayment of notes receivable arising from exercises of stock options								115	115
Unrealized loss on available-for-sale investments, net of income taxes							(135)		(135)
Stock split effected in the form of a 100% stock dividend	30,331,630	304		(304)					—

Balance December 25, 2004	63,154,190	$632	$43,845	$295,936	2,490,930	$(127,151)	$47	$(470)	$212,839

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
     Insurance Claim Costs
      Landstar provides, primarily on an actuarially determined basis, for the estimated costs of cargo, property, casualty, general liability and workers’ compensation claims both reported and for claims incurred but not reported. Landstar retains liability for individual commercial trucking claims incurred subsequent to March 30, 2004, up to $5,000,000 per occurrence. For commercial trucking claims incurred from June 19, 2003 through March 30, 2004, Landstar retains liability up to $10,000,000 per occurrence. For commercial trucking claims incurred from May 1, 2001 through June 18, 2003, Landstar retains liability up to $5,000,000 per occurrence. For commercial trucking claims incurred prior to May 1, 2001, Landstar retains liability up to $1,000,000 per occurrence. The Company also retains liability for each general liability claim up to $1,000,000, $250,000 for each workers’ compensation claim and $250,000 for each cargo claim.
     Tires
      Tires purchased as part of trailing equipment are capitalized as part of the cost of the equipment. Replacement tires are charged to expense when placed in service.
     Cash and Cash Equivalents
      Included in cash and cash equivalents are all investments, except those provided for collateral, with an original maturity of 3 months or less.
     Investments
      Investments, all of which are available–for-sale, consist of investment-grade bonds having maturities of up to five years. Investments are carried at fair value, with unrealized gains and losses, net of related income taxes, reported as accumulated other comprehensive income. Short-term investments include the current maturities of the investment grade bonds and $18,931,000 of cash equivalents held at the

LANDSTAR SYSTEM, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Company’s insurance segment at December 25, 2004. These short-term investments together with $16,699,000 of the non-current portion of the investment grade bonds included in other assets at December 25, 2004 provided collateral for $36,670,000 of letters of credit issued to guarantee payment of insurance claims. Based upon quoted market prices, unrealized gains on these bonds at December 25, 2004 and December 27, 2003 were $64,000 and $282,000, respectively.
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

Stock-Based Compensation — Stock Options
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

	Fiscal Year

	2004	2003	2002

Net income, as reported	$71,872	$50,700	$49,221
Deduct:
Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related income tax benefits	(3,607)	(3,522)	(3,102)

Pro forma net income	$68,265	$47,178	$46,119

Earnings per common share:
As reported	$1.19	$0.82	$0.76
Pro forma	$1.13	$0.77	$0.71
Diluted earnings per share:
As reported	$1.16	$0.79	$0.73
Pro forma	$1.11	$0.75	$0.70

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
      The following table provides a reconciliation of the number of average common shares outstanding used to calculate earnings per share to the number of common shares and common share equivalents outstanding used in calculating diluted earnings per share (in thousands):

	Fiscal Year

	2004	2003	2002

Average number of common shares outstanding	60,154	61,458	64,565
Incremental shares from assumed exercises of stock options	1,646	2,382	2,504

Average number of common shares and common share equivalents outstanding	61,800	63,840	67,069

      For the fiscal years ended December 25, 2004 and December 28, 2002, there were 130,000 and 72,000, respectively, of options outstanding to purchase shares of common stock excluded from the calculation of diluted earnings per share because of antidilution. For the fiscal year ended December 27, 2003, there were no options outstanding to purchase shares of common stock excluded from the calculation of diluted earnings per share because of antidilution.

Recently Issued Accounting Standards Not Currently Effective
      In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“FAS No. 123”). FAS No. 123 establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services. FAS No. 123 focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. Under FAS No. 123, the

LANDSTAR SYSTEM, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Company, beginning in the third quarter of 2005, will be required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award (with limited exceptions). The cost will be recognized over the period during which an employee is required to provide services in exchange for the award.
      Currently, the Company discloses the estimated effect on net income of these share-based payments in the footnotes to the financial statements. The estimated fair value (cost) of the share-based payments has historically been determined using the Black-Scholes pricing model. As of the date of this report, the Company has not determined which method to use upon implementation of this standard. The actual compensation cost resulting from share-based payments to be included in the Company’s future results of operations may vary significantly from the amounts currently disclosed in the footnotes to the financial statements.
(2)     Stock Splits
      On December 9, 2004, Landstar declared a two-for-one stock-split of its common stock to be effected in the form of a 100% stock dividend. Stockholders of record on December 28, 2004 received one additional share of common stock for each share held. The additional shares were distributed on January 7, 2005.
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
      Unless otherwise indicated, all share and per share amounts have been adjusted to give retroactive effect to all stock split transactions.
(3)     Litigation Settlement Agreement
      On September 20, 2001, a suit was filed entitled Gulf Bridge RoRo, Inc. v. Landstar System, Inc., Landstar Logistics, Inc. and Ford Motor Co., Inc. in Federal District Court in Mobile, Alabama. The complaint alleged breach of contract, fraud and tortious interference with contractual business relationships against Landstar System, Inc. and Landstar Logistics, Inc. arising out of a contract between Landstar Logistics, Inc. and the plaintiff involving a trans-Gulf of Mexico roll-on/roll-off shipping venture developed by the plaintiff. The suit made claim for $25,000,000 for damages for breach of contract and $50,000,000 in punitive and other damages related to the fraud and tortious interference claims. Landstar System, Inc. and all of its subsidiaries denied all claims made by the plaintiff. In order to avoid the cost of protracted litigation, on September 9, 2003 Landstar entered into a comprehensive settlement agreement with the plaintiffs and the Company’s insurance carrier with respect to all claims asserted in this lawsuit. The total cost incurred, net of insurance recoveries, by Landstar to defend and settle this suit during 2003 was approximately $4,150,000. The settlement component, net of insurance recoveries, was $2,700,000. Net of related income tax benefits these costs reduced Landstar’s net income for 2003 by approximately $2,650,000, or $0.04 per common share ($0.04 per diluted share).

LANDSTAR SYSTEM, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(4)     Comprehensive Income
      The following table includes the components of comprehensive income for the fiscal years ended December 25, 2004, and December 27, 2003. The Company did not have any transactions resulting in comprehensive income in years prior to 2003 (in thousands):

	Fiscal Year

	2004	2003

Net income	$71,872	$50,700
Unrealized holding gains (losses) on available-for-sale investments, net of income taxes	(135)	182

Comprehensive income	$71,737	$50,882

      The unrealized holding loss on available-for-sale investments for 2004 represents the mark-to-market adjustment of $218,000 net of related income tax benefits of $83,000. The unrealized holding gain on available-for-sale investments for 2003 represents the mark-to-market adjustment of $282,000, net of the related income taxes of $100,000.
(5)     Income Taxes
      The provisions for income taxes consisted of the following (in thousands):

	Fiscal Year

	2004	2003	2002

Current:
Federal	$37,233	$25,217	$23,362
State	3,322	8,537	1,293

	40,555	33,754	24,655
Deferred:
Federal	3,400	3,063	4,273
State	567	(5,962)	1,240

	3,967	(2,899)	5,513

Income taxes	$44,522	$30,855	$30,168

LANDSTAR SYSTEM, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Temporary differences and carryforwards which gave rise to deferred tax assets and liabilities consisted of the following (in thousands):

	Dec. 25, 2004	Dec. 27, 2003

Deferred tax assets:
Receivable valuations	$3,538	$3,509
State net operating loss carryforwards	1,282	1,486
Self-insured claims	4,045	3,182
Other	4,125	5,677

	12,990	13,854
Valuation allowance	(420)	(461)

	$12,570	$13,393

Deferred tax liabilities:
Operating property	$16,913	$14,321
Goodwill	3,890	3,338

	$20,803	$17,659

      At December 25, 2004, the valuation allowance of $420,000 was attributable to deferred state income tax benefits, which primarily represented state operating loss carryforwards at one subsidiary. The valuation allowance and goodwill will be reduced by $392,000 when realization of deferred state income tax benefits becomes likely.
      The following table summarizes the differences between income taxes calculated at the federal income tax rate of 35% on income before income taxes and the provisions for income taxes (in thousands):

	Fiscal Year

	2004	2003	2002

Income taxes at federal income tax rate	$40,738	$28,544	$27,786
State income taxes, net of federal income tax benefit	2,528	1,674	1,646
Meals and entertainment exclusion	789	500	786
Other, net	467	137	(50)

Income taxes	$44,522	$30,855	$30,168

      Landstar paid income taxes of $30,644,000 in 2004, $25,506,000 in 2003 and $23,540,000 in 2002.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(6)     Operating Property
      Operating property is summarized as follows (in thousands):

	Dec. 25, 2004	Dec. 27, 2003

Land	$1,999	$1,999
Leasehold improvements	8,730	8,476
Buildings and improvement	8,221	8,250
Trailing equipment	93,739	80,355
Other equipment	29,460	27,039

	142,149	126,119
Less accumulated depreciation and amortization	65,315	58,480

	$76,834	$67,639

      Included above is $57,941,000 in 2004 and $51,396,000 in 2003 of operating property under capital leases, $40,640,000 and $33,192,000, respectively, net of accumulated amortization. Landstar acquired operating property by entering into capital leases in the amount of $17,963,000 in 2004 and $16,370,000 in 2002. Landstar did not acquire any property by entering into capital leases in 2003.
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
      The expense for the Company-sponsored defined contribution plan was $1,201,000 in 2004, $1,127,000 in 2003 and $1,093,000 in 2002.
(8)     Debt
      Long-term debt is summarized as follows (in thousands):

	Dec. 25, 2004	Dec. 27, 2003

Capital leases	$29,090	$21,456
Revolving credit facility	63,000	70,000

	92,090	91,456
Less current maturities	8,797	9,434

Total long-term debt	$83,293	$82,022

      On July 8, 2004, Landstar renegotiated its existing credit agreement with a syndicate of banks and JP Morgan Chase Bank, as administrative agent (the “Fourth Amended and Restated Credit Agreement”). The Fourth Amended and Restated Credit Agreement, which expires on July 8, 2009, provides $225,000,000 of borrowing capacity in the form of a revolving credit facility, $75,000,000 of which may be utilized in the form of letter of credit guarantees. The initial borrowing of $70,000,000 under the facility has been used to refinance the Company’s prior credit facility, which has been terminated.
      Borrowings under the Fourth Amended and Restated Credit Agreement bear interest at rates equal to, at the option of Landstar, either (i) the greatest of (a) the prime rate as publicly announced from time to time by JPMorgan Chase Bank, (b) the three month CD rate adjusted for statutory reserves and FDIC

LANDSTAR SYSTEM, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
assessment costs plus 1% and (c) the federal funds effective rate plus 1/2%, or, (ii) the rate at the time offered to JPMorgan Chase Bank in the Eurodollar market for amounts and periods comparable to the relevant loan plus a margin that is determined based on the level of the Company’s Leverage Ratio, as defined in the Fourth Amended and Restated Credit Agreement. The margin is subject to an increase of 0.125% if the aggregate amount outstanding under the Fourth Amended and Restated Credit Agreement exceeds 50% of the total borrowing capacity. As of December 25, 2004, the margin was equal to 75.0/100 of 1%.
      The unused portion of the Fourth Amended and Restated Credit Agreement carries a commitment fee determined based on the level of the Company’s Leverage Ratio, as therein defined. As of December 25, 2004, the commitment fee for the unused portion of the Fourth Amended and Restated Credit Agreement was 0.20%. At December 25, 2004, the weighted average interest rate on borrowings outstanding under the Fourth Amended and Restated Credit Agreement was 3.10%. Based on the borrowing rates in the Fourth Amended and Restated Credit Agreement and the repayment terms, the fair value of the outstanding borrowings under the Fourth Amended and Restated Credit Agreement was estimated to approximate carrying value.
      The Fourth Amended and Restated Credit Agreement contains a number of covenants that limit, among other things, the incurrence of additional indebtedness, the incurrence of operating or capital lease obligations and the purchase of operating property. The Fourth Amended and Restated Credit Agreement also requires Landstar to meet certain financial tests. Landstar is required to, among other things, maintain minimum levels of Consolidated Net Worth and Fixed Charge Coverage, as each is defined in the Fourth Amended and Restated Credit Agreement. Under the most restrictive covenant, Fixed Charge Coverage, earnings before interest, taxes, depreciation and amortization, less purchased capital expenditures, exceeded the required minimum by approximately $100,100,000 for the fiscal year ended December 25, 2004.
      The Fourth Amended and Restated Credit Agreement provides for an event of default related to a person or group acquiring 25% or more of the outstanding capital stock of the Company or obtaining the power to elect a majority of the Company’s directors.
      Borrowings under the Fourth Amended and Restated Credit Agreement are unsecured, however, Landstar System, Inc. and all but one of LSHI’s subsidiaries guarantee LSHI’s obligations under the Fourth Amended and Restated Credit Agreement.
      Landstar paid interest of $3,247,000 in 2004, $3,475,000 in 2003 and $4,480,000 in 2002.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(9)     Leases
      The future minimum lease payments under all noncancelable leases at December 25, 2004, principally for trailing equipment and the Company’s headquarters facility in Jacksonville, Florida, are shown in the following table (in thousands):

	Capital	Operating
	Leases	Leases

2005	$9,858	$7,711
2006	7,691	7,612
2007	7,243	7,021
2008	4,103	6,453
2009	3,170	3,194
Thereafter		9,150

	32,065	$41,141

Less amount representing interest (3.6% to 8.3%)	2,975

Present value of minimum lease payments	$29,090

      Total rent expense, net of sublease income, was $17,106,000 in 2004, $18,125,000 in 2003 and $19,250,000 in 2002.
(10)      Stock Compensation Plans
      On May 15, 2003, the shareholders of the Company voted for the proposal to implement a new Directors’ Stock Compensation Plan. Under this new plan, all independent directors who are elected or re-elected to the Board will receive 6,000 shares of common stock of the Company, subject to certain restrictions including restrictions on transfer. During 2004 and 2003, 18,000 and 6,000 shares, respectively, of the Company’s common stock were issued to members of the Board of Directors upon re-election at the annual shareholder meetings. During 2004 and 2003, the Company reported $402,000 and $85,000, respectively, in compensation expense representing the fair market value of these share awards.
      Under the 1993 Stock Option Plan, as amended, the Compensation Committee of the Board of Directors was authorized to grant options to Company employees to purchase up to 4,460,000 shares of common stock. Under the 2002 Employee Stock Option Plan, the Compensation Committee of the Board of Directors was authorized to grant options to Company employees to purchase up to 6,400,000 shares of common stock. Under the 1994 Directors’ Stock Option Plan, as amended (the “DSOP”), options to purchase up to 420,000 shares of common stock were authorized to be granted to outside members of the Board of Directors upon election or re-election to the Board of Directors. Effective May 15, 2003, no further grants will be made under the DSOP. Also, no further grants will be made under the 1993 Stock Option Plan as it has expired.
      Options granted under the Plans become exercisable in either three or five equal annual installments commencing on the first anniversary of the date of grant or vest 100% four and one-half years from the date of grant or 100% on the fifth anniversary from the date of grant, subject to acceleration in certain circumstances. All options granted under the plans expire on the tenth anniversary of the date of grant. Under the Plans, the exercise price of each option equals the fair market price of the Company’s common stock on the date of grant. At December 25, 2004, there were 8,295,124 shares of the Company’s common stock reserved for issuance upon exercise of options granted and to be granted under the Plans and 176,000 shares reserved for issuance under the 2003 Directors’ Stock Compensation Plan.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Information regarding the Company’s stock option plans is as follows:

	Options Outstanding		Options Exercisable

		Weighted Average		Weighted Average
		Exercise Price		Exercise Price
	Shares	Per Share	Shares	Per Share

Options at December 29, 2001	4,492,160	$5.82	1,661,440	$4.31
Granted	1,656,000	$9.22
Exercised	(654,080)	$3.92

Options at December 28, 2002	5,494,080	$7.07	1,861,752	$5.29
Granted	985,200	$14.06
Exercised	(1,897,556)	$5.58
Forfeited	(22,400)	$10.72

Options at December 27, 2003	4,559,324	$9.18	1,328,204	$7.11
Granted	660,000	$20.59
Exercised	(1,993,400)	$8.04
Forfeited	(110,160)	$9.85

Options at December 25, 2004	3,115,764	$12.31	664,324	$8.56

      The following tables summarize stock options outstanding and exercisable at December 25, 2004:

	Options Outstanding

	Number	Weighted Average	Weighted Average
	Outstanding	Remaining Contractual	Exercise Price
Range of Exercise Prices Per Share	Dec. 25, 2004	Life (years)	Per Share

$ 3.99 - $ 6.00	258,640	4.2	$4.89
$ 6.01 - $ 9.00	834,240	6.3	$8.16
$ 9.01 - $13.50	860,084	7.5	$10.87
$13.51 - $20.00	1,012,800	8.5	$16.82
$20.01 - $26.47	150,000	9.5	$25.95

	3,115,764	7.3	$12.31

	Options Exercisable

	Number	Weighted Average
	Exercisable	Exercise Price
Range of Exercise Prices Per Share	Dec. 25, 2004	Per Share

$ 3.99 - $ 6.00	134,000	$3.99
$ 6.01 - $ 9.00	376,000	$7.99
$ 9.01 - $13.50	68,724	$13.01
$13.51 - $14.62	85,600	$14.62

	664,324	$8.56

      The fair value of each option grant on its grant date was calculated using the Black-Scholes option pricing model with the following assumptions for grants made in 2004, 2003 and 2002: risk-free interest rate of 3.5%, expected lives of 5 years and no dividend yield. The expected volatility used in calculating the fair market value of stock options granted was 40%. The weighted average grant date fair value of stock options granted was $8.32, $5.67 and $3.72 per share in 2004, 2003 and 2002, respectively.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(11)     Shareholders’ Equity
      On May 15, 2003, the Company announced that it had been authorized by its Board of Directors to purchase up to 1,000,000 shares of its common stock, (without regard to any subsequent stock splits) from time to time in the open market and in privately negotiated transactions. On December 4, 2003, the Company announced that it had been authorized by its Board of Directors to purchase up to an additional 1,000,000 shares of its common stock (without regard to any subsequent stock splits) from time to time in the open market and in privately negotiated transactions.
      During 2004, Landstar purchased 681,000 shares of its common stock (not adjusted for the stock split declared on December 9, 2004) at a total cost of $27,001,000 pursuant to its previously announced stock purchase programs. The Company did not purchase any shares of its common stock under the programs during the period from September 25, 2004, the end of the Company’s third fiscal quarter, to December 25, 2004, the end of the Company’s fourth fiscal quarter. As of December 25, 2004, Landstar may purchase an additional 1,398,280 shares of its common stock under its authorized stock purchase programs.
      At the May 13, 2004 annual meeting of shareholders, the shareholders of the Company approved an amendment to Article IV of the Company’s Restated Certificate of Incorporation to increase the number of authorized shares of the Company’s common stock from 50,000,000 shares to 80,000,000 shares.
      During 1998, the Company established an employee stock option loan program. Under the terms of the program, the Company provided employees financing in order for them to exercise fully vested stock options. The loans are full recourse with the principal repayable in lump sum on the fifth anniversary of the loan. During 2002, $92,000 of such loans were issued. Effective May 1, 2002, the Company ceased making loans under the employee stock option loan program and terminated the program with respect to future stock option exercises.
      The Company has 2,000,000 shares of preferred stock authorized and unissued.
(12)     Segment Information
      The Company has three reportable business segments. These are the carrier, multimodal and insurance segments. The carrier segment provides truckload transportation for a wide range of general commodities over irregular routes with its fleet of dry and specialty vans and unsided trailers, including flatbed, drop deck and specialty. It also provides short-to-long haul movement of containers by truck, dedicated power-only truck capacity and truck brokerage. The carrier segment markets its services primarily through independent commission sales agents and utilizes tractors provided by independent contractors who provide truck capacity to the Company under exclusive lease arrangements (the “Independent Contractors”) and other third party truck capacity providers. Transportation services provided by the multimodal segment include the arrangement of intermodal moves, contract logistics, truck brokerage and emergency and expedited ground and air freight. The multimodal segment markets its services through independent commission sales agents and primarily utilizes capacity provided by Independent Contractors and other third party capacity providers, including truck brokerage carriers, railroads and air and ocean cargo carriers. The nature of the carrier and multimodal segments’ business is such that a significant portion of their operating costs varies directly with revenue. The insurance segment provides risk and claims management services to Landstar’s operating subsidiaries. In addition, it reinsures certain property, casualty and occupational accident risks of certain Independent Contractors and provides certain property and casualty insurance directly to Landstar’s operating subsidiaries.
      The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates a segment’s performance based on operating income.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      No single customer accounts for more than 10% of consolidated revenue. In total, the various departments and agencies of the United States government accounted for approximately 9% of consolidated revenue, including $63,790,000 of emergency transportation services related to disaster relief efforts for storms that impacted the southeastern United States during the 2004 third and fourth quarters. These emergency transportation services were provided primarily under a contract between Landstar Express America and the United States Federal Aviation Administration and reflected in revenue of the multimodal segment. In addition, during 2004 approximately 8% of the Company’s revenue was attributable to the automotive industry. One agent in the multimodal segment contributed approximately $200,000,000 of the Company’s revenue in 2004. Substantially all of the Company’s revenue is generated in the United States.
      The following tables summarize information about the Company’s reportable business segments as of and for the fiscal years ending December 25, 2004, December 27, 2003 and December 28, 2002 (in thousands):

	Carrier	Multimodal	Insurance	Other	Total

2004
External revenue	$1,454,862	$534,922	$30,152		$2,019,936
Internal revenue	48,673	4,967	30,538		84,178
Investment income			1,346		1,346
Interest and debt expense				$3,025	3,025
Depreciation and amortization	9,473	270		4,216	13,959
Operating income	128,400	26,211	12,456	(47,648)	119,419
Expenditures on long-lived assets	730	206		5,441	6,377
Goodwill	20,496	10,638			31,134
Capital lease additions	17,963				17,963
Total assets	317,466	136,311	91,183	39,552	584,512

2003
External revenue	$1,227,171	$341,241	$28,159		$1,596,571
Internal revenue	20,852	4,300	32,442		57,594
Investment income			1,220		1,220
Interest and debt expense				$3,240	3,240
Depreciation and amortization	8,728	272		3,736	12,736
Operating income	94,303	6,403	21,227	(37,138)	84,795
Expenditures on long-lived assets	2,652	712		2,193	5,557
Goodwill	20,496	10,638			31,134
Total assets	254,606	70,607	64,363	48,881	438,457

LANDSTAR SYSTEM, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Carrier	Multimodal	Insurance	Other	Total

2002
External revenue	$1,178,263	$300,716	$27,576		$1,506,555
Internal revenue	23,703	2,483	29,860		56,046
Investment income			1,950		1,950
Interest and debt expense				$4,292	4,292
Depreciation and amortization	7,546	126		3,848	11,520
Operating income	87,777	7,793	22,754	(34,643)	83,681
Expenditures on long-lived assets	329			4,092	4,421
Goodwill	20,496	10,638			31,134
Capital lease additions	16,370				16,370
Total assets	241,068	59,571	70,198	29,911	400,748
(13)     Commitments and Contingencies
      At December 25, 2004, in addition to the $36,670,000 of letters of credit secured by investments, Landstar had $27,357,000 of letters of credit outstanding under the Company’s revolving credit facility.
      On November 1, 2002, the Owner Operator Independent Drivers Association, Inc. (“OOIDA”) and six individual Independent Contractors (collectively, the “Plaintiffs”) filed a putative class action complaint (the “Complaint”) in the United States District Court for the Middle District of Florida (the “Court”) in Jacksonville, Florida, against Landstar System, Inc. and certain of its subsidiaries. The Complaint alleges that certain aspects of Company subsidiaries’ motor carrier leases with Independent Contractors violate certain federal leasing regulations and seeks injunctive relief, an unspecified amount of damages and attorney’s fees. On March 8 and June 4, 2004, the Court dismissed all claims of one of the six individual Independent Contractor Plaintiffs on the grounds that the ICC Termination Act (the “Act”) is not applicable to leases signed before the Act’s January 1, 1996, effective date, and dismissed all claims of all remaining Plaintiffs against four of the seven Company entities previously named as defendants (Landstar System, Inc., Landstar Express America, Inc., Landstar Gemini, Inc. and Landstar Logistics, Inc.). With respect to the remaining claims, the June 4, 2004 order held that the Act created a private right of action pursuant to which claims involving certain federal leasing regulations may be filed in federal court subject to a four-year statute of limitations. On November 30, 2004, the Court heard oral argument on a motion by the remaining Plaintiffs to certify the case as a class action. On February 10, 2005, the remaining Plaintiffs filed a motion to amend the Complaint to expand it to include additional allegations with respect to compliance with certain federal leasing obligations. On February 11, 2005, the remaining Defendants filed a motion to amend their previously filed Answer in the event the Court certifies a plaintiffs’ class pursuant to the remaining Plaintiffs’ pending motion. The parties are opposing each others’ motions to amend. The Court is expected to rule within the next several months on the class-certification motion and on a motion, previously filed by the remaining Defendants, for partial summary judgment. Trial is scheduled for the trial term beginning October 3, 2005. Due to a number of factors, including the recent filing of the proposed amended Complaint, the related arrival of new discovery requests from the remaining Plaintiffs, and the lack of litigated final judgments in a number of similar cases or otherwise applicable precedents, the Company does not believe it is in a position to conclude whether or not there is a reasonable possibility of an adverse outcome in this case or what damages, if any, the remaining Plaintiffs would be awarded should they prevail on all or any part of their claims. However, the Company believes that the remaining Defendants have meritorious defenses and intend to continue asserting these defenses vigorously.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
Landstar System, Inc.:
      We have audited the accompanying consolidated balance sheets of Landstar System, Inc. and subsidiary as of December 25, 2004 and December 27, 2003, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for the fiscal years ended December 25, 2004, December 27, 2003 and December 28, 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Landstar System, Inc. and subsidiary as of December 25, 2004 and December 27, 2003, and the results of their operations and their cash flows for the fiscal years ended December 25, 2004, December 27, 2003 and December 28, 2002 in conformity with U.S. generally accepted accounting principles.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Landstar System, Inc.’s internal control over financial reporting as of December 25, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2005 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP
Jacksonville, Florida
February 28, 2005

LANDSTAR SYSTEM, INC. AND SUBSIDIARY
QUARTERLY FINANCIAL DATA
(Dollars in thousands, except per share amounts)
(Unaudited)

	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter
	2004	2004	2004	2004

Revenue	$589,724	$526,883	$482,303	$421,026

Operating income	$40,596	$35,666	$29,268	$13,889

Income before income taxes	$39,784	$35,004	$28,485	$13,121
Income taxes	15,218	13,390	10,895	5,019

Net income	$24,566	$21,614	$17,590	$8,102

Earnings per common share(1,2)	$0.41	$0.36	$0.29	$0.14

Diluted earnings per share(1,2)	$0.40	$0.35	$0.29	$0.13

	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter
	2003	2003(3)	2003	2003

Revenue	$433,997	$406,772	$390,084	$365,718

Operating income	$25,176	$19,963	$22,566	$17,090

Income before income taxes	$24,336	$19,107	$21,792	$16,320
Income taxes	9,188	7,280	8,226	6,161

Net income	$15,148	$11,827	$13,566	$10,159

Earnings per common share(1,2)	$0.25	$0.20	$0.22	$0.16

Diluted earnings per share(1,2)	$0.24	$0.19	$0.21	$0.15

(1)	Due to the changes in the number of average common shares and common stock equivalents outstanding during the year, the sum of earnings per share amounts for each quarter do not necessarily add to the earnings per share amounts for the full year.

(2)	All earnings per share amounts have been adjusted to give retroactive effect to a two-for-one stock split effected in the form of a 100% stock dividend declared December 9, 2004.

(3)	Includes a pre-tax charge of $4,150 to defend and settle the Gulf Bridge RoRo, Inc. litigation. After deducting related income tax benefits of $1,500, the litigation reduced net income by $2,650, or $0.04 per common share ($0.04 per diluted share).

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
Landstar System, Inc.:
      Under date of February 28, 2005, we reported on the consolidated balance sheets of Landstar System, Inc. and subsidiary as of December 25, 2004 and December 27, 2003, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for the fiscal years ended December 25, 2004, December 27, 2003 and December 28, 2002, as contained in the 2004 annual report to shareholders. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedules as listed in Item 15(a)(2). These financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.
      In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP
Jacksonville, Florida
February 28, 2005

LANDSTAR SYSTEM, INC.
SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT
PARENT COMPANY ONLY BALANCE SHEET INFORMATION
(Dollars in thousands, except per share amounts)

	Dec. 25,	Dec. 27,
	2004	2003

ASSETS
Investment in Landstar System Holdings, Inc., net of advances	$212,839	$142,515

Total assets	$212,839	$142,515

LIABILITIES AND SHAREHOLDER’S EQUITY
Shareholders’ equity:
Common stock, $.01 par value, authorized 80,000,000 and 50,000,000 shares, issued 63,154,190 and 31,816,860	$632	$318
Additional paid-in capital	43,845	18,382
Retained earnings	295,936	224,368
Cost of 2,490,930 and 1,809,930 shares of common stock in treasury	(127,151)	(100,150)
Accumulated other comprehensive income	47	182
Notes receivable arising from exercises of stock options	(470)	(585)

Total shareholders’ equity	$212,839	$142,515

Total liabilities and shareholders’ equity	$212,839	$142,515

LANDSTAR SYSTEM, INC.
SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT
PARENT COMPANY ONLY STATEMENT OF INCOME INFORMATION
(Dollars in thousands, except per share amounts)

	Fiscal Years Ended

	Dec. 25,	Dec. 27,	Dec. 28,
	2004	2003	2002

Equity in undistributed earnings of Landstar System Holdings, Inc.	$71,968	$50,773	$49,309
Income taxes	96	73	88

Net income	$71,872	$50,700	$49,221

Earnings per common share(1)	$1.19	$0.82	$0.76

Diluted earnings per share(1)	$1.16	$0.79	$0.73

Average number of shares outstanding:
Earnings per common share(1)	60,154,000	61,458,000	64,565,000

Diluted earnings per share(1)	61,800,000	63,840,000	67,069,000

(1)	All earnings per share amounts and average number of shares outstanding have been adjusted to give retroactive effect to a two-for-one stock split effected in the form of a 100% stock dividend declared December 9, 2004.

LANDSTAR SYSTEM, INC.
SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT
PARENT COMPANY ONLY STATEMENT OF CASH FLOWS INFORMATION
(Dollars in thousands)

	Fiscal Years Ended

	Dec. 25,	Dec. 27,	Dec. 28,
	2004	2003	2002

Operating Activities
Net income	$71,872	$50,700	$49,221
Adjustments to reconcile net income to net cash provided by operating activities:
Tax benefit on stock option exercises	9,035	5,110	1,404
Equity in undistributed earnings of Landstar System Holdings, Inc.	(71,968)	(50,773)	(49,309)

Net Cash Provided By Operating Activities	8,939	5,037	1,316

Investing Activities
Additional investments in and advances from Landstar System Holdings, Inc., net	1,911	57,618	17,656

Net Cash Provided By Investing Activities	1,911	57,618	17,656

Financing Activities
Proceeds from repayment of notes arising from exercises of stock options	115	605	4,867
Proceeds from exercises of stock options	16,036	10,584	2,467
Purchases of common stock	(27,001)	(73,844)	(26,306)

Net Cash Used By Financing Activities	(10,850)	(62,655)	(18,972)

Change in cash	0	0	0
Cash at beginning of period	0	0	0

Cash at end of period	$0	$0	$0

LANDSTAR SYSTEM, INC. AND SUBSIDIARY
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
For the Fiscal Year Ended December 25, 2004
(Dollars in thousands)

COL A	COL B	COL C		COL D	COL E

		Additions

			Charged to
	Balance at	Charged to	Other	Deductions	Balance at
	Beginning of	Costs and	Accounts	Describe	End of
	Period	Expenses	Describe	(A)	Period

Description
Allowance for doubtful accounts:
Deducted from trade receivables	$3,410	$2,883		$(2,272)	$4,021
Deducted from other receivables	4,077	3,348		(3,180)	4,245
Deducted from other non-current receivables	244	19			263

	$7,731	$6,250		$(5,452)	$8,529

(A)	Write-offs, net of recoveries.

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
Disclosure Controls and Procedure
      As of the end of the period covered by this Annual Report on Form 10-K, an evaluation was carried out, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended). Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of December 25, 2004 to provide reasonable assurance that information required to be disclosed by the Company in reports that it filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.
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
Internal Control Over Financial Reporting
     (a)         Management’s Report on Internal Control over Financial Reporting
      Management of Landstar System, Inc. (the “Company”) is responsible for establishing and maintaining effective internal controls over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act, as amended.
      Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the Company’s financial statements.
      Management, with the participation of the Company’s principal executive and principal financial officers, assessed the effectiveness of the Company’s internal control over financial reporting as of December 25, 2004. This assessment was performed using the criteria established under the Internal Control-Integrated Framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
      Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations, including the possibility of human error or circumvention or overriding of internal control. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation and reporting and may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

      Based on the assessment performed using the criteria established by COSO, management has concluded that the Company maintained effective internal control over financial reporting as of December 25, 2004.
      KPMG LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K for the fiscal year ended December 25, 2004, has issued an audit report on management’s assessment of the Company’s internal control over financial reporting. Such report appears immediately below.
     (b)         Attestation Report of the Registered Public Accounting Firm
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
Landstar System, Inc:
      We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Landstar System, Inc. maintained effective internal control over financial reporting as of December 25, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Landstar System, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary under the circumstances. We believe that our audit provides a reasonable basis for our opinion.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      In our opinion, management’s assessment that Landstar System, Inc. maintained effective internal control over financial reporting as of December 25, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by COSO. Also, in our opinion, Landstar System, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 25, 2004, based on criteria established in Internal Control — Integrated Framework issued by COSO.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Landstar System, Inc. and subsidiary as of December 25, 2004 and December 27, 2003, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for the fiscal years ended December 25, 2004, December 27, 2003 and December 28, 2002, and our report dated February 28, 2005 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Jacksonville, Florida
February 28, 2005

(c)	Changes in Internal Control Over Financial Reporting
      There were no significant changes in the Company’s internal controls over financial reporting during the Company’s fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9b.	Other Information
      None.
PART III

Item 10.	Directors and Executive Officers of the Registrant
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
      The Company has adopted a Code of Ethics that applies to each of its directors and employees, including its principal executive officer, principal financial officer, controller and all other employees performing similar functions. The Code of Ethics is available on the Company’s website at www.landstar.com under “Investors — Corporate Governance”. The Company intends to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding amendments to, or waivers from, a provision or provisions of the Code of Ethics by posting such information on its website at the web address indicated above.

Item 11.	Executive Compensation
      The information required by this Item is set forth under the captions “Compensation of Directors and Executive Officers,” “Summary Compensation Table,” “Number of Securities Underlying Options Granted”, “Aggregated Options Exercised in Last Fiscal Year and Fiscal Year-End Option Values,”

“Report of the Compensation Committee on Executive Compensation,” “Performance Comparison” and “Key Executive Employment Protection Agreements” in the Company’s definitive Proxy Statement for its annual meeting of shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
      The information required by this Item pursuant to Item 201(d) of Regulation S-K is set forth under the caption “Market for Registrants Common Equity and Related Stockholder Matters” in Part II, Item 5 of this report, and is incorporated by reference herein.
      The information required by this Item pursuant to Item 403 of Regulation S-K is set forth under the caption “Security Ownership by Management and Others” in the Company’s definitive Proxy Statement for its annual meeting of shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions
      None

Item 14.	Principal Accountant Fees and Services
      The information required by this item is set forth under the caption “Report of the Audit Committee” and “Ratification of Appointment of Independent Registered Public Accounting Firm” in the Company’s definitive Proxy Statement for its annual meeting of shareholders filed with the Securities and Exchange Commission pursuant to Regulation 14A, and is incorporated herein by reference.
PART IV

Item 15.	Exhibits and Financial Statement Schedules
      (a)(1) Financial Statements and Supplementary Data

      (2) Financial Statement Schedules
      The report of the Company’s independent registered public accounting firm with respect to the financial statement schedules listed below appears on page 48 of this Annual Report on Form 10-K.

Schedule
Number	Description	Page

I	Condensed Financial Information of Registrant Parent Company Only Balance Sheet Information	49
I	Condensed Financial Information of Registrant Parent Company Only Statement of Income Information	50
I	Condensed Financial Information of Registrant Parent Company Only Statement of Cash Flows Information	51
II	Valuation and Qualifying Accounts For the Fiscal Year Ended December 25, 2004	52
II	Valuation and Qualifying Accounts For the Fiscal Year Ended December 27, 2003	53
II	Valuation and Qualifying Accounts For the Fiscal Year Ended December 28, 2002	54
      All other financial statement schedules not listed above have been omitted because the required information is included in the consolidated financial statements or the notes thereto, or is not applicable or required.
      (3) Exhibits

Exhibit
No.		Description

(2)		Plan of acquisition, reorganization, arrangement, liquidation or succession
2.1		Asset Purchase Agreement by and between Landstar Poole, Inc. as the seller, and Landstar System, Inc., as the guarantor, and Schneider National, Inc., as the purchaser, dated as of July 15, 1998. (Incorporated by reference to Exhibit 2.1 to the Registrant’s Quarterly Report on Form 10-K for the quarter ended June 27, 1998 (Commission File No. 0-21238))
(3)		Articles of Incorporation and By-Laws:
3.1		Amended and Restated Certificate of Incorporation of the Company dated February 9, 1993, Certificate of Designation of Junior Participating Preferred Stock dated February 10, 1993 and Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company dated May 29, 2003. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2003 (Commission File No. 0-21238))
3.2		Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company, dated July 16, 2004 (Incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on form 10-Q for the quarter ended June 26, 2004 (Commission File No. 0-21238))
3.3		The Company’s Bylaws, as amended and restated on February 9, 1993. (Incorporated by reference to Exhibit 3 to the Registrant’s Registration Statement on Form S-1 (Registration No. 33-57174))
(4)		Instruments defining the rights of security holders, including indentures:
4.1		Specimen of Common Stock Certificate. (Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 33-57174))
4.2		Fourth Amended and Restated Credit Agreement, dated July 8, 2004, among LSHI, Landstar, the lenders named therein and JPMorgan Chase Bank as administrative agent (including exhibits and schedules thereto). (Incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K filed on July 12, 2004 (Commission File No. 0-21238))
(10)		Material contracts:
10	.1+	Landstar System, Inc. 1993 Stock Option Plan. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1. (Registration No. 33-67666))

Exhibit
No.		Description

10	.2+	Form of Indemnification Agreement between the Company and each of the directors and certain executive officers of the Company. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 27, 2003 (Commission No. 0-21238))
10	.3+	LSHI Management Incentive Compensation Plan. (Incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 25, 1993. (Commission File No. 0-21238))
10	.4+	Landstar System, Inc. 1994 Director’s Stock Option Plan. (Incorporated by reference to Exhibit 99 to the Registrant’s Registration Statement on Form S-8 filed July 5, 1995. (Registration No. 33-94304))
10	.5+	Form of Key Executive Employment Protection Agreement dated January 30, 1998 between Landstar System, Inc. and each of Henry H. Gerkens, Robert C. LaRose, Gary W. Hartter and Ronald G. Stanley (Incorporated by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 27, 1997 (Commission File No. 0-21238))
10	.6+*	Form of Key Executive Employment Protection Agreement dated December 15, 2000 between Landstar System, Inc. and James B. Gattoni (Commission File No. 0-21238)
10	.7+	Amendment to Key Executive Employment Protection Agreement, dated August 7, 2002, between Landstar System, Inc. and Henry H. Gerkens (Incorporated by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 28, 2002 (Commission File No. 0-21238))
10	.8+	Amendment to Key Executive Employment Protection Agreement, dated August 7, 2002, between Landstar System, Inc. and Robert C. LaRose (Incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 28, 2002 (Commission File No. 0-21238))
10	.9+	Amendment to Key Executive Employment Protection Agreement, dated August 7, 2002, between Landstar System, Inc. and Gary W. Hartter (Incorporated by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 28, 2002 (Commission File No. 0-21238))
10	.10+	Amendment to the Landstar System, Inc. 1993 Stock Option Plan (Incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 27, 1997 (Commission File No. 0-21238))
10	.11+	First Amendment to the Landstar System, Inc. 1994 Directors Stock Option Plan (Incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 30, 2000 (Commission File No. 0-21238))
10	.12+	Second Amendment to the Landstar System, Inc. 1994 Directors Stock Option Plan (Incorporated by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 30, 2000 (Commission File No. 0-21238))
10	.13+	Landstar System, Inc. 2002 Employee Stock Option Plan (Incorporated by reference to Exhibit A to the Registrant’s Definitive Proxy Statement filed on March 22, 2002 (Commission File No. 0-21238))
10	.14+	Landstar System, Inc. Executive Incentive Compensation Plan (Incorporated by reference to Exhibit B to the Registrant’s Definitive Proxy Statement filed on March 22, 2002 (Commission File No. 0-21238))
10	.15+	Letter Agreement, dated July 2, 2002 from Jeffrey C. Crowe to Henry H. Gerkens. (Incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 28, 2002 (Commission File No. 0-21238))
10	.16+	Directors Stock Compensation Plan, dated May 15, 2003 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2003 (Commission File No. 0-21238))

Exhibit
No.		Description

10	.17+	Letter agreement, dated April 27, 2004, between Landstar System, Inc. and Henry H. Gerkens (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 28, 2004 (Commission File No. 0-21238)
10	.18+	Letter agreement, dated April 27, 2004, between Landstar System, Inc. and Jeffrey C. Crowe (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on April 28, 2004 (Commission No. 0-21238)
10	.19+*	Amendment to Key Executive Employment Protection Agreement, dated August 7, 2002, between Landstar System, Inc. and Ronald G. Stanley (Commission File No. 0-21238)
10	.20+*	Amendment to Key Executive Employment Protection Agreement, dated August 7, 2002, between Landstar System, Inc. and James B. Gattoni (Commission File No. 0-21238)
(21)		Subsidiaries of the Registrant:
21	.1*	List of Subsidiary Corporations of the Registrant
(23)		Consents of experts and counsel:
23	.1*	Consent of KPMG LLP as Independent Registered Public Accounting Firm of the Registrant
(24)		Power of attorney:
24	.1*	Powers of Attorney
(31)		Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002:
31	.1*	Chief Executive Officer certification, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31	.2*	Chief Financial Officer certification, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(32)		Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002:
32	.1**	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32	.2**	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	management contract or compensatory plan or arrangement

*	Filed herewith.

**	Furnished herewith.
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

Landstar System, Inc.

By:	/s/ Henry H. Gerkens

Henry H. Gerkens
President and
Chief Executive Officer

By:	/s/ Robert C. LaRose

Robert C. LaRose
Executive Vice President, Chief
Financial Officer and Secretary
Date: February 28, 2005
      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

* Jeffrey C. Crowe	Chairman of the Board	February 28, 2005

/s/ Henry H. Gerkens Henry H. Gerkens	Director, President and Chief Executive Officer; Principal Executive Officer	February 28, 2005

/s/ Robert C. LaRose Robert C. LaRose	Executive Vice President, Chief Financial Officer and Secretary; Principal Accounting Officer	February 28, 2005

* David G. Bannister	Director	February 28, 2005

* Ronald W. Drucker	Director	February 28, 2005

* Merritt J. Mott	Director	February 28, 2005

* William S. Elston	Director	February 28, 2005

Signature	Title	Date

* Diana M. Murphy	Director	February 28, 2005

By: /s/ Robert C. LaRose Robert C. LaRose Attorney In Fact*