Form 10-Q
period 2005-03-26
LANDSTAR SYSTEM INC
filed 2005-05-02
CIK 853816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 26, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

     Yes ☒ No ☐

The number of shares of the registrant’s Common Stock, par value $0.01 per share, outstanding as of the close of business on April 27, 2005 was 59,720,276.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

The interim consolidated financial statements contained herein reflect all adjustments (all of a normal, recurring nature) which, in the opinion of management, are necessary for a fair statement of the financial condition, results of operations, cash flows and changes in shareholders’ equity for the periods presented. They have been prepared in accordance with Rule 10-01 of Regulation S-X and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the thirteen weeks ended March 26, 2005 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 2005.

These interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s 2004 Annual Report on Form 10-K.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)
(Unaudited)

	March 26,	Dec. 25,
	2005	2004
ASSETS
Current Assets
Cash and cash equivalents	$73,118	$61,684
Short-term investments	21,683	21,942
Trade accounts receivable, less allowance of $4,420 and $4,021	294,875	338,774
Other receivables, including advances to independent contractors, less allowance of $4,347 and $4,245	22,820	13,929
Deferred income taxes and other current assets	11,036	13,503

Total current assets	423,532	449,832

Operating property, less accumulated depreciation and amortization of $66,024 and $65,315	76,574	76,834
Goodwill	31,134	31,134
Other assets	25,891	26,712

Total assets	$557,131	$584,512

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Cash overdraft	$24,270	$23,547
Accounts payable	99,903	120,197
Current maturities of long-term debt	8,464	8,797
Insurance claims	33,797	32,612
Other current liabilities	53,359	54,926

Total current liabilities	219,793	240,079

Long-term debt, excluding current maturities	87,168	83,293
Insurance claims	33,774	32,430
Deferred income taxes	15,639	15,871
Shareholders’ Equity
Common stock, $0.01 par value, authorized 80,000,000 shares, issued 63,482,706 and 63,154,190 shares	635	632
Additional paid-in capital	47,657	43,845
Retained earnings	313,814	295,936
Cost of 3,464,248 and 2,490,930 shares of common stock in treasury	(161,123)	(127,151)
Accumulated other comprehensive income (loss)	(31)	47
Notes receivable arising from exercises of stock options	(195)	(470)

Total shareholders’ equity	200,757	212,839

Total liabilities and shareholders’ equity	$557,131	$584,512

See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share amounts)
(Unaudited)

	Thirteen Weeks
	Ended
	March 26,	March 27,
	2005	2004
Revenue	$502,212	$421,026
Investment income	539	303

Costs and expenses:
Purchased transportation	377,578	313,797
Commissions to agents	39,126	32,434
Other operating costs	8,698	9,894
Insurance and claims	13,125	20,706
Selling, general and administrative	30,303	27,410
Depreciation and amortization	3,962	3,199

Total costs and expenses	472,792	407,440

Operating income	29,959	13,889
Interest and debt expense	937	768

Income before income taxes	29,022	13,121
Income taxes	11,144	5,019

Net income	$17,878	$8,102

Earnings per common share (1)	$0.30	$0.14

Diluted earnings per share (1)	$0.29	$0.13

Average number of shares outstanding:
Earnings per common share (1)	60,396,000	59,709,000

Diluted earnings per share (1)	61,881,000	61,935,000

(1)	2004 earnings per share amounts and average number of shares outstanding have been adjusted to give retroactive effect to a two-for-one stock split effected in the form of a 100% stock dividend declared December 9, 2004.

See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Thirteen Weeks Ended
	March 26,	March 27,
	2005	2004
OPERATING ACTIVITIES
Net income	$17,878	$8,102
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of operating property	3,962	3,199
Non-cash interest charges	44	68
Provisions for losses on trade and other accounts receivable	1,617	1,626
(Gains) losses on sales and disposals of operating property	(248)	72
Deferred income taxes, net	(232)	42
Tax benefit on stock option exercises	1,201	1,175
Changes in operating assets and liabilities:
Decrease (increase) in trade and other accounts receivable	33,391	(9,344)
Decrease in other assets	4,302	2,606
Increase (decrease) in accounts payable	(20,294)	11,229
Increase in insurance claims	2,529	6,195
Decrease in other liabilities	(910)	(2,979)

NET CASH PROVIDED BY OPERATING ACTIVITIES	43,240	21,991

INVESTING ACTIVITIES
Net change in other short-term investments	(1,111)	1,579
Maturities of long-term investments	1,500
Purchases of long-term investments	(1,309)
Purchases of operating property	(739)	(2,273)
Proceeds from sales of operating property	1,582	352

NET CASH USED BY INVESTING ACTIVITIES	(77)	(342)

FINANCING ACTIVITIES
Increase (decrease) in cash overdraft	723	(1,185)
Proceeds from repayment of notes receivable arising from exercises of stock options	275
Proceeds from exercises of stock options	2,975	3,458
Borrowings on revolving credit facility	2,000	1,000
Principal payments on capital lease obligations	(2,755)	(2,679)
Purchases of common stock	(34,947)	(16,407)

NET CASH USED BY FINANCING ACTIVITIES	(31,729)	(15,813)

Increase in cash and cash equivalents	11,434	5,836
Cash and cash equivalents at beginning of period	61,684	42,640

Cash and cash equivalents at end of period	$73,118	$48,476

See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
Thirteen Weeks Ended March 26, 2005
(Dollars in thousands)
(Unaudited)

								Notes
								Receivable
								Arising
					Treasury Stock		Accumulated	from
	Common Stock		Add’l		at Cost		Other	Exercises
			Paid-In	Retained			Comprehensive	of Stock
	Shares	Amount	Capital	Earnings	Shares	Amount	Income (Loss)	Options	Total
Balance December 25, 2004	63,154,190	$632	$43,845	$295,936	2,490,930	$(127,151)	$47	$(470)	$212,839

Net income				17,878					17,878

Purchases of common stock					992,418	(34,947)			(34,947)

Exercises of stock options and related income tax benefit	328,516	3	4,173						4,176

Repayment of notes receivable arising from exercises of stock options								275	275

Incentive compensation paid in common stock			(361)		(19,100)	975			614

Unrealized loss on available-for-sale investments, net of income taxes							(78)		(78)

Balance March 26, 2005	63,482,706	$635	$47,657	$313,814	3,464,248	$(161,123)	$(31)	$(195)	$200,757

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

Unless otherwise indicated, all share and per share amounts have been adjusted to give retroactive effect to this stock-split.

(2)	Income Taxes

The provisions for income taxes for the 2005 and 2004 thirteen week periods were based on estimated full year combined effective income tax rates of approximately 38.4% and 38.3%, respectively, which are higher than the statutory federal income tax rate primarily as a result of state income taxes and the meals and entertainment exclusion.

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

The following table provides a reconciliation of the average number of common shares outstanding used to calculate earnings per share to the average number of common shares and common share equivalents outstanding used in calculating diluted earnings per share (in thousands):

	Thirteen Weeks Ended
	March 26,	March 27,
	2005	2004
Average number of common shares outstanding	60,396	59,709

Incremental shares from assumed exercises of stock options	1,485	2,226

Average number of common shares and common share equivalents outstanding	61,881	61,935

For the thirteen week periods ended March 26, 2005 and March 27, 2004, there were 470,000 and 508,000, respectively, of options outstanding to purchase shares of common stock excluded from the calculation of diluted earnings per share because they were antidilutive.

(4)	Additional Cash Flow Information

During the 2005 thirteen week period, Landstar paid income taxes and interest of $536,000 and $1,048,000, respectively. During the 2004 thirteen week period, Landstar paid income taxes and interest of $483,000 and $856,000, respectively. Landstar acquired operating property by entering into capital leases in the amount of $4,297,000 in the 2005 thirteen week period. The Company did not acquire any property by entering into capital leases in the 2004 thirteen week period.

(5)	Segment Information

The following tables summarize information about Landstar’s reportable business segments as of and for the thirteen weeks ended March 26, 2005 and March 27, 2004 (in thousands):

	Thirteen Weeks Ended March 26, 2005
	Carrier	Multimodal	Insurance	Other	Total
External revenue	$371,043	$123,696	$7,473		$502,212
Investment income			539		539
Internal revenue	5,884	350	6,590		12,824
Operating income	31,358	5,351	4,092	$(10,842)	29,959
Goodwill	20,496	10,638			31,134

	Thirteen Weeks Ended March 27, 2004
	Carrier	Multimodal	Insurance	Other	Total
External revenue	$321,608	$92,014	$7,404		$421,026
Investment income			303		303
Internal revenue	5,129	2,484	6,981		14,594
Operating income	23,697	2,739	(2,826)	$(9,721)	13,889
Goodwill	20,496	10,638			31,134

(6)	Stock-Based Compensation – Stock Options

The Company has two employee stock option plans and one stock option plan for members of its Board of Directors (the “Plans”). The Company accounts for stock options issued under the Plans pursuant to the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. No stock-based employee compensation is reflected in net income from the Plans, as all options granted under the Plans had an exercise price equal to the fair market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share from the Plans as if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Accounting for Stock-Based Compensation,” to stock-based employee compensation (in thousands, except per share amounts):

	Thirteen Weeks Ended
	March 26,	March 27,
	2005	2004
Net income, as reported	$17,878	$8,102
Deduct:
Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related income tax benefits	(1,060)	(1,050)

Pro forma net income	$16,818	$7,052

Earnings per common share:
As reported	$0.30	$0.14
Pro forma	$0.28	$0.12

Diluted earnings per share:
As reported	$0.29	$0.13
Pro forma	$0.27	$0.11

(7)	Comprehensive Income

The following table includes the components of comprehensive income for the thirteen week period ended March 26, 2005 and March 27, 2004.

	Thirteen Weeks Ended
	March 26,	March 27,
	2005	2004
Net income	$17,878	$8,102
Unrealized holding gains (losses) on available-for- sale investments, net of income taxes	(78)	6

Comprehensive income	$17,800	$8,108

Accumulated other comprehensive loss at March 26, 2005 of $31,000 represents the unrealized holding losses on available-for-sale investments of $48,000, net of an income tax benefit of $17,000.

(8)	Commitments and Contingencies

At March 26, 2005, Landstar had $27,357,000 of letters of credit outstanding under the Company’s revolving credit facility and $37,514,000 of letters of credit secured by investments held at the Company’s insurance segment. The short-term investments of $21,683,000 combined with $17,757,000 of the non-current portion of investment grade bonds included in other assets at March 26, 2005, provide collateral for the $37,514,000 of letters of credit issued to guarantee payment of insurance claims.

On November 1, 2002, the Owner Operator Independent Drivers Association, Inc. (“OOIDA”) and six individual Independent Contractors filed a putative class action complaint in the United States District Court for the Middle District of Florida (the “Court”) in Jacksonville, Florida, against the Company (the “Complaint”). The Complaint alleges that certain aspects of the Company’s motor carrier leases with its Independent Contractors violate certain federal leasing regulations and seeks injunctive relief, an unspecified amount of damages and attorney’s fees. On March 8 and June 4, 2004, the Court dismissed all claims of one of the six plaintiffs on the grounds that the ICC Termination Act (the “Act”) is not applicable to leases signed before the Act’s January 1, 1996, effective date, and dismissed all claims of all remaining Plaintiffs against four of the seven Company entities previously named as Defendants (Landstar System, Inc., Landstar Express America, Inc., Landstar Gemini, Inc. and Landstar Logistics, Inc.). With respect to the remaining claims, the June 4, 2004 order held that the Act created a private right of action to which a four-year statute of limitations applies. On November 30, 2004, the Court heard oral argument on a motion by OOIDA to certify the case as a class action. The Court is expected to rule within the next several months on the class-certification motion. Trial for this matter has been set for the trial term beginning October 3, 2005. On March 28, 2005, the Court granted Plaintiffs’ motion to amend their Complaint to expand it to include additional alleged compensation-adjustments and charge-backs, the original Complaint’s allegations of inadequate disclosures and unauthorized charges under the federal leasing regulations. On March 30, 2005, the Court invited Defendants to file a revised motion for partial summary judgment to address the claims of the Amended Complaint. Subsequently, the Defendants did file a partial motion for summary judgment.

Due to a number of factors, including the early stage of this litigation, the recent arrival of new discovery requests, and the lack of litigated final judgments in a number of similar cases or otherwise applicable precedents, Landstar does not believe it is in a position to conclude whether or not there is a reasonable possibility of an adverse outcome in this case or what damages, if any, Plaintiffs would be awarded should they prevail on all or any part of their claims. However, Landstar believes it has meritorious defenses, including to the expanded allegations in the Amended Complaint, and it intends to continue asserting these defenses vigorously.

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

The following discussion should be read in conjunction with the attached interim consolidated financial statements and notes thereto, and with the Company’s audited financial statements and notes thereto for the fiscal year ended December 25, 2004 and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 2004 Annual Report on Form 10-K.

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

During the 2004 fiscal year, 427 independent commission sales agents generated $1 million or more of Landstar’s revenue and thus qualified as Million Dollar Agents. During the 2004 fiscal year, the average revenue generated by a Million Dollar Agent was $4,374,000 and revenue generated by Million Dollar Agents in the aggregate represented 92% of consolidated Landstar revenue.

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

	Fiscal Quarter
	March 26,	March 27,
	2005	2004
Carrier Segment:
External revenue generated through (in thousands):
Independent Contractors	$282,675	$272,231
Other third party truck capacity providers	88,368	49,377

	$371,043	$321,608

Revenue per revenue mile	$1.80	$1.75
Revenue per load	$1,444	$1,266
Average length of haul (miles)	802	723
Number of loads(1)	257,000	254,000

Multimodal Segment:
External revenue generated through (in thousands):
Independent Contractors(2)	$17,838	$15,413
Other third party truck capacity providers	79,081	53,484
Rail, air and ocean carriers	26,777	23,117

	$123,696	$92,014

Revenue per load(3)	$1,541	$1,373
Number of loads(3)	76,000	67,000

(1)	Effective with the 2004 second quarter, the Company modified its methodology for reporting loads. The application of this new methodology to the 2004 thirteen week period resulted in an increase of 10,000 loads. This change in load recognition had no impact on reported revenue in any period.

(2)	Includes revenue generated through Carrier Segment Independent Contractors.

(3)	Number of loads and revenue per load excludes the effect of revenue derived from emergency transportation services provided under the FAA contract.

Also critical to the Company’s success is its ability to secure capacity, particularly truck capacity, at rates that allow the Company to profitably transport customers’ freight. The following table summarizes available truck capacity:

	March 26, 2005	March 27, 2004
Independent Contractors	7,828	7,637
Other third party truck capacity providers:
Approved and active(1)	11,737	9,584
Other approved	7,255	6,321

	18,992	15,905

Total available truck capacity providers	26,820	23,542

Number of trucks provided by Independent Contractors	8,659	8,583

(1)	Active refers to other third party truck capacity providers who moved at least one load in the 180 days immediately preceding the fiscal quarter end.

Historically, the Company’s carrier segment has primarily relied on capacity provided by Independent Contractors. Pursuant to a plan to augment its available capacity and increase its revenue, the Company has been increasing the carrier segment’s use of capacity provided by other third party truck capacity providers. The percent of consolidated revenue generated through all truck brokerage carriers was 33.3% during the first quarter of 2005 and 24.4% during the first quarter of 2004.

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

Purchased transportation represents the amount an Independent Contractor or other third party capacity provider is paid to haul freight. The amount of purchased transportation paid to an Independent Contractor is primarily based on a contractually agreed-upon percentage of revenue generated by the haul. Purchased transportation for the brokerage services operations of the carrier segment is based on a negotiated rate for each load hauled. Purchased transportation for the brokerage services operations of the multimodal segment is based on either a negotiated rate for each load hauled or a contractually agreed-upon rate. Purchased transportation for the intermodal, air and ocean freight operations of the multimodal segment is based on a contractually agreed-upon fixed rate. Purchased transportation as a percentage of revenue for brokerage services and rail intermodal operations is normally higher than that of Landstar’s other transportation operations. Purchased transportation is the largest component of costs and expenses and, on a consolidated basis, increases or decreases in proportion to the revenue generated through Independent Contractors, other third party capacity providers and revenue from the insurance segment.

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

The following table sets forth the percentage relationships of income and expense items to revenue for the periods indicated:

	Thirteen Weeks Ended
	March 26,	March 27,
	2005	2004
Revenue	100.0%	100.0%
Investment income	0.1	0.1
Costs and expenses:
Purchased transportation	75.2	74.5
Commissions to agents	7.8	7.7
Other operating costs	1.7	2.4
Insurance and claims	2.6	4.9
Selling, general and administrative	6.0	6.5
Depreciation and amortization	0.8	0.8

Total costs and expenses	94.1	96.8

Operating income	6.0	3.3
Interest and debt expense	0.2	0.2

Income before income taxes	5.8	3.1
Income taxes	2.2	1.2

Net income	3.6%	1.9%

THIRTEEN WEEKS ENDED MARCH 26, 2005 COMPARED TO THIRTEEN WEEKS ENDED MARCH 27, 2004

Revenue for the 2005 thirteen week period was $502,212,000, an increase of $81,186,000, or 19.3%, compared to the 2004 thirteen week period. The increase was attributable to increased revenue of $49,435,000, $31,682,000 and $69,000 at the carrier, multimodal and insurance segments, respectively. With respect to the carrier segment, revenue per load increased approximately 14% in the 2005 thirteen week period while the number of loads delivered in the 2005 thirteen week period increased approximately 1%. The average length of haul per load at the carrier segment increased approximately 11% and revenue per revenue mile increased approximately 3%. Included in revenue at the multimodal segment for the 2005 thirteen week period was $7,300,000 of revenue related to disaster relief efforts for the storms that impacted the southeastern United States in the later half of 2004. These emergency transportation services were provided primarily under a contract between Landstar Express America, Inc. and the United States Federal Aviation Administration (“FAA”). Excluding the number of loads and revenue related to disaster relief efforts provided by the multimodal segment in the 2005 thirteen week period, the number of loads delivered by the multimodal segment in the 2005 thirteen week period increased approximately 13% and revenue per load increased approximately 12% over the 2004 period.

Investment income at the insurance segment was $539,000 and $303,000 in the 2005 and 2004 periods, respectively. The increase in investment income was primarily due to an increased rate of return, attributable to a general increase in interest rates, on investments held by the insurance segment.

Purchased transportation was 75.2% and 74.5% of revenue in 2005 and 2004, respectively. The increase in purchased transportation as a percentage of revenue was primarily attributable to increased truck brokerage revenue, which tends to have a higher cost of purchased transportation, partially offset by a reduction in rates charged by third party truck brokerage carriers. Commissions to agents were 7.8% and 7.7% of revenue in 2005 and 2004, respectively. The increase in commissions to agents as a percentage of revenue was primarily attributable to a change in revenue mix. Other operating costs were 1.7% of revenue in 2005 and 2.4% of revenue in 2004. The decrease in other operating costs as a percentage of revenue was primarily attributable to increased brokerage revenue, which does not incur significant other operating costs, and decreased rent expense for Company provided trailing equipment, which reflected an increase in the number of Company owned trailers, and reduced rental rates on leased trailers. Insurance and claims were 2.6% of revenue in 2005 compared with 4.9% of revenue in 2004. The decrease in insurance and claims as a percentage of revenue was primarily attributable to $7,600,000 of costs incurred to settle one severe accident that occurred early in the first quarter of 2004 and a lower frequency of accidents compared to 2004. Selling, general and administrative costs were 6.0% of revenue in 2005 compared with 6.5% of revenue in 2004. The decrease in selling, general and administrative costs as a percentage of revenue was primarily attributable to increased revenue, partially offset by an increased provision for bonuses under the Company’s incentive compensation plans. Depreciation and amortization was 0.8% of revenue in both 2005 and 2004.

Interest and debt expense was 0.2% of revenue in both 2005 and 2004.

The provisions for income taxes for the 2005 and 2004 thirteen week periods were based on estimated full year combined effective income tax rates of approximately 38.4% and 38.3%, respectively, which are higher than the statutory federal income tax rate primarily as a result of state income taxes and the meals and entertainment exclusion. The increase in the combined effective income tax rate is attributable to changes in the tax law enacted by a number of states in which the Company operates.

Net income was $17,878,000, or $0.30 per common share ($0.29 per diluted share), in the 2005 thirteen week period compared with $8,102,000, or $0.14 per common share ($0.13 per diluted share), in the 2004 thirteen week period, which included the $7,600,000 charge to settle one accident referenced above. This charge, net of related income tax benefits, reduced 2004 net income by $4,900,000, or $0.08 per common share ($0.08 per diluted share).

USE OF NON-GAAP FINANCIAL MEASURES

In this quarterly report on Form 10-Q, Landstar provided the following non-GAAP financial measures: (1) revenue per load for the multimodal segment excluding revenue and loads related to emergency transportation services provided primarily under a contract with the FAA and (2) the percentage change in revenue per load for the multimodal segment excluding revenue and loads related to emergency transportation services provided primarily under a contract with the FAA as compared to revenue per load for the multimodal segment for the corresponding prior year period. The non-GAAP financial information should be considered in addition to, and not as a substitute for, the corresponding GAAP financial information also presented in this Form 10-Q.

Management believes that it is appropriate to present this non-GAAP financial information for the following reasons: (1) a significant portion of the emergency relief transportation services were provided under the FAA contract on the basis of a daily rate for the use of transportation equipment in question, and therefore load and per load information is not necessarily available or appropriate for a significant portion of the related revenue, (2) disclosure of the effect of the emergency transportation services provided by Landstar relating to disaster relief efforts for the storms that impacted the southeastern United States during the later half of 2004 will allow investors to better understand the underlying trends in Landstar’s financial condition and results of operations, (3) this information will facilitate comparisons by investors of Landstar’s results as compared to the results of peer companies and (4) management considers this non-GAAP financial information in its decision making.

CAPITAL RESOURCES AND LIQUIDITY

Shareholders’ equity was $200,757,000 at March 26, 2005, compared to $212,839,000 at December 25, 2004. The decrease in shareholder’s equity was a result of the purchase of 992,418 shares of the Company’s common stock at a total cost of $34,947,000, partially offset by net income for the 2005 thirteen week period and exercises of stock options. At March 26, 2005, the Company may purchase up to an additional 405,862 shares of its common stock under its authorized stock purchase program. Shareholders’ equity was 68% of total capitalization (defined as total debt plus equity) at March 26, 2005 compared to 70% at December 25, 2004.

Long-term debt including current maturities was $95,632,000 at March 26, 2005, $3,542,000 higher than at December 25, 2004, primarily as a result of capital lease additions during the 2005 thirteen week period.

Working capital and the ratio of current assets to current liabilities were $203,739,000 and 1.93 to 1, respectively, at March 26, 2005, compared with $209,753,000 and 1.87 to 1, respectively, at December 25, 2004. Landstar has historically operated with current ratios within the range of 1.5 to 1 to 2.0 to 1. Cash provided by operating activities was $43,240,000 in the 2005 thirteen week period compared with $21,991,000 in the 2004 thirteen week period. The increase in cash flow provided by operating activities was primarily attributable to the timing of collections of trade accounts receivable, including a portion of the receivable from the FAA for emergency transportation services provided during the later half of fiscal 2004.

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

At March 26, 2005, the Company had $65,000,000 in borrowings outstanding and $27,357,000 of letters of credit outstanding under the Fourth Amended and Restated Credit Agreement. At March 26, 2005, there was $132,643,000 available for future borrowings under the Company’s Fourth Amended and Restated Credit Agreement. In addition, the Company has $37,514,000 in letters of credit outstanding, as collateral for insurance claims, that are secured by investments and cash equivalents totaling $39,440,000.

Historically, the Company has generated sufficient operating cash flow to meet its debt service requirements, fund continued growth, both internal and through acquisitions and to meet working capital needs. As a non-asset based provider of transportation capacity, the Company’s annual capital requirements for operating property are generally for trailers and management information services equipment. In addition, a significant portion of the trailing equipment used by the Company is provided by third party capacity providers and through leases at rental rates that vary with the revenue generated through the use of the leased equipment, thereby reducing the Company’s capital requirements. During the 2005 thirteen week period, the Company purchased $739,000 of operating property and acquired $4,297,000 worth of trailing equipment by entering into capital leases. Landstar anticipates acquiring approximately $30,000,000 of operating property during the remainder of the 2005 fiscal year either by purchase or by lease financing. It is expected that capital leases will fund any significant acquisitions of Company provided trailing equipment made during 2005. The Company does not anticipate any other significant capital requirements in the near future.

Management believes that cash flow from operations combined with the Company’s borrowing capacity under the Fourth Amended and Restated Credit Agreement will be adequate to meet Landstar’s debt service requirements, fund continued growth, both internal and through acquisitions, complete the authorized share purchase program and meet working capital needs.

LEGAL MATTERS

On November 1, 2002, the Owner Operator Independent Drivers Association, Inc. (“OOIDA”) and six individual Independent Contractors filed a putative class action complaint in the United States District Court for the Middle District of Florida (the “Court”) in Jacksonville, Florida, against the Company (the “Complaint”). The Complaint alleges that certain aspects of the Company’s motor carrier leases with its Independent Contractors violate certain federal leasing regulations and seeks injunctive relief, an unspecified amount of damages and attorney’s fees. On March 8 and June 4, 2004, the Court dismissed all claims of one of the six plaintiffs on the grounds that the ICC Termination Act (the “Act”) is not applicable to leases signed before the Act’s January 1, 1996, effective date, and dismissed all claims of all remaining Plaintiffs against four of the seven Company entities previously named as Defendants (Landstar System, Inc., Landstar Express America, Inc., Landstar Gemini, Inc. and Landstar Logistics, Inc.). With respect to the remaining claims, the June 4, 2004 order held that the Act created a private right of action to which a four-year statute of limitations applies. On November 30, 2004, the Court heard oral argument on a motion by OOIDA to certify the case as a class action. The Court is expected to rule within the next several months on the class-certification motion. Trial for this matter has been set for the trial term beginning October 3, 2005. On March 28, 2005, the Court granted Plaintiffs’ motion to amend their Complaint to expand it to include additional alleged compensation-adjustments and charge-backs, the original Complaint’s allegations of inadequate disclosures and unauthorized charges under the federal leasing regulations. On March 30, 2005, the Court invited Defendants to file a revised motion for partial summary judgment to address the claims of the Amended Complaint. Subsequently, the Defendants did file a partial motion for summary judgment.

Due to a number of factors, including the early stage of this litigation, the recent arrival of new discovery requests, and the lack of litigated final judgments in a number of similar cases or otherwise applicable precedents, Landstar does not believe it is in a position to conclude whether or not there is a reasonable possibility of an adverse outcome in this case or what damages, if any, Plaintiffs would be awarded should they prevail on all or any part of their claims. However, Landstar believes it has meritorious defenses, including to the expanded allegations in the Amended Complaint, and it intends to continue asserting these defenses vigorously.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The allowance for doubtful accounts for both trade and other receivables represents management’s estimate of the amount of outstanding receivables that will not be collected. Historically, management’s estimates for uncollectible receivables have been materially correct. Although management believes the amount of the allowance for both trade and other receivables at March 26, 2005 is appropriate, a prolonged period of low or no economic growth may adversely affect the collection of these receivables. Conversely, a more robust economic environment may result in the realization of some portion of the estimated uncollectible receivables.

Landstar provides for the estimated costs of self-insured claims primarily on an actuarial basis. The amount recorded for the estimated liability for claims incurred is based upon the facts and circumstances known on the balance sheet date. The ultimate resolution of these claims may be for an amount greater or less than the amount estimated by management. Historically, the Company has experienced both favorable and unfavorable development of prior year claims estimates. The Company is continually revising its existing claim estimates as new or revised information becomes available on the status of each claim. During the 2005 thirteen week period, insurance and claims costs included $1,404,000 of unfavorable adjustments to prior years claims estimates. During the 2004 thirteen week period, insurance and claims costs included $1,700,000 of unfavorable adjustments to prior years claims estimates. It is reasonably likely that the ultimate outcome of settling all outstanding claims will be more or less than the estimated claims reserve at March 26, 2005.

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

Recently Issued Accounting Standards Not Currently Effective

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“FAS No. 123”). FAS No. 123 establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services. FAS No. 123 focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. Under FAS No. 123, the Company, beginning in the first quarter of 2006, will be required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award (with limited exceptions). The cost will be recognized over the period during which an employee is required to provide services in exchange for the award.

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

FORWARD-LOOKING STATEMENTS

The following is a “safe harbor” statement under the Private Securities Litigation Reform Act of 1995. Statements contained in this document that are not based on historical facts are “forward-looking statements.” This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Form 10-Q statement contain forward-looking statements, such as statements which relate to Landstar’s business objectives, plans, strategies and expectations. Terms such as “anticipates,” “believes,” “estimates,” “expects,” “plans,” “predicts,” “may,” “should,” “could,” “will,” the negative thereof and similar expressions are intended to identify forward-looking statements. Such statements are by nature subject to uncertainties and risks, including but not limited to: the operational, financial or legal risks or uncertainties detailed in Landstar’s Form 10-K for the 2004 fiscal year, described in the section Factors That May Affect Future Results and/or Forward-Looking Statements, this report or in Landstar’s other Securities and Exchange Commission filings from time to time. These risks and uncertainties could cause actual results or events to differ materially from historical results or those anticipated. Investors should not place undue reliance on such forward-looking statements and the Company undertakes no obligation to publicly update or revise any forward-looking statements.

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

Borrowings under the Fourth Amended and Restated Credit Agreement bear interest at rates equal to, at the option of Landstar, either (i) the greatest of (a) the prime rate as publicly announced from time to time by JPMorgan Chase Bank, (b) the three month CD rate adjusted for statutory reserves and FDIC assessment costs plus 1% and (c) the federal funds effective rate plus 1/2%, or, (ii) the rate at the time offered to JPMorgan Chase Bank in the Eurodollar market for amounts and periods comparable to the relevant loan plus a margin that is determined based on the level of the Company’s Leverage Ratio, as defined in the Fourth Amended and Restated Credit Agreement. The margin is subject to an increase of 0.125% if the aggregate amount outstanding under the Fourth Amended and Restated Credit Agreement exceeds 50% of the borrowing capacity. As of March 26, 2005, the weighted average interest rate on borrowings outstanding was 3.31%. During the first quarter of fiscal 2005, the average outstanding balance under the Fourth Amended and Restated Credit Agreement was approximately $76,000,000. Based on the borrowing rates in the Fourth Amended and Restated Credit Agreement and the repayment terms, the fair value of the outstanding borrowings as of March 26, 2005 was estimated to approximate carrying value. Assuming that debt levels on the Fourth Amended and Restated Credit Agreement remain at $65,000,000, the balance at March 26, 2005, a hypothetical increase of 100 basis points in current rates provided for under the Fourth Amended and Restated Credit Agreement is estimated to result in an increase in interest expense of $650,000 on an annualized basis.

All amounts outstanding on the Fourth Amended and Restated Credit Agreement are payable on July 8, 2009, the expiration of the Fourth Amended and Restated Credit Agreement.

The Company’s obligations under the Fourth Amended and Restated Credit Agreement are guaranteed by all but one of Landstar System Holdings, Inc.’s subsidiaries.

Long-term investments, all of which are available-for-sale, consist of investment grade bonds having maturities of up to five years. Assuming that the long-term portion of investments in bonds remains at $17,757,000, the balance at March 26, 2005, a hypothetical increase or decrease in interest rates of 100 basis points would not have a material impact on future earnings on an annualized basis. Short-term investments consist of short-term investment grade instruments and the current maturities of investment grade bonds. Accordingly, any future interest rate risk on these short-term investments would not be material.

Item 4. Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended). Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of March 26, 2005, to provide reasonable assurance that information required to be disclosed by the Company in reports that it filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There were no significant changes in the Company’s internal controls over financial reporting during the Company’s fiscal quarter ended March 26, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

On November 1, 2002, the Owner Operator Independent Drivers Association, Inc. (“OOIDA”) and six individual Independent Contractors filed a putative class action complaint in the United States District Court for the Middle District of Florida (the “Court”) in Jacksonville, Florida, against the Company (the “Complaint”). The Complaint alleges that certain aspects of the Company’s motor carrier leases with its Independent Contractors violate certain federal leasing regulations and seeks injunctive relief, an unspecified amount of damages and attorney’s fees. On March 8 and June 4, 2004, the Court dismissed all claims of one of the six plaintiffs on the grounds that the ICC Termination Act (the “Act”) is not applicable to leases signed before the Act’s January 1, 1996, effective date, and dismissed all claims of all remaining Plaintiffs against four of the seven Company entities previously named as Defendants (Landstar System, Inc., Landstar Express America, Inc., Landstar Gemini, Inc. and Landstar Logistics, Inc.). With respect to the remaining claims, the June 4, 2004 order held that the Act created a private right of action to which a four-year statute of limitations applies. On November 30, 2004, the Court heard oral argument on a motion by OOIDA to certify the case as a class action. The Court is expected to rule within the next several months on the class-certification motion. Trial for this matter has been set for the trial term beginning October 3, 2005. On March 28, 2005, the Court granted Plaintiffs’ motion to amend their Complaint to expand it to include additional alleged compensation-adjustments and charge-backs, the original Complaint’s allegations of inadequate disclosures and unauthorized charges under the federal leasing regulations. On March 30, 2005, the Court invited Defendants to file a revised motion for partial summary judgment to address the claims of the Amended Complaint. Subsequently, the Defendants did file a partial motion for summary judgment.

Due to a number of factors, including the early stage of this litigation, the recent arrival of new discovery requests, and the lack of litigated final judgments in a number of similar cases or otherwise applicable precedents, Landstar does not believe it is in a position to conclude whether or not there is a reasonable possibility of an adverse outcome in this case or what damages, if any, Plaintiffs would be awarded should they prevail on all or any part of their claims. However, Landstar believes it has meritorious defenses, including to the expanded allegations in the Amended Complaint, and it intends to continue asserting these defenses vigorously.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Company
The following table provides information regarding the Company’s purchases of its common stock during the period from December 26, 2004 to March 26, 2005, the Company’s first fiscal quarter:

			Total number of shares	Maximum number of
			purchased as part of	shares that may yet be
	Total number of	Average price paid	publicly announced	purchased under the
Fiscal period	shares purchased	per share	programs	programs
Dec. 26, 2004 – Jan. 22, 2005				1,398,280

Jan. 23, 2005 – Feb. 19, 2005	687,100	$35.46	687,100	711,180

Feb. 20, 2005 – Mar. 26, 2005	305,318	$34.65	305,318	405,862

Total	992,418	$35.21	992,418

On December 4, 2003, the Company announced that it had been authorized by its Board of Directors to purchase up to an additional 1,000,000 shares, (not adjusted for the two-for-one stock split effected in the form of a 100% stock dividend declared December 9, 2004) of its common stock from time to time in the open market and in privately-negotiated transactions.

No specific expiration date has been assigned to the December 4, 2003 authorization.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None.

Item 6. Exhibits

The exhibits listed on the Exhibit Index are furnished as part of this quarterly report on Form 10-Q.

EXHIBIT INDEX

Registrant’s Commission File No.: 0-21238

Exhibit No.		Description
(31)		Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002:

	31.1*	Chief Executive Officer certification, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2*	Chief Financial Officer certification, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)		Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002:

	32.1**	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2**	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

**	Furnished herewith

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LANDSTAR SYSTEM, INC.
Date: April 29, 2005	/s/ Henry H. Gerkens
Henry H. Gerkens
President and Chief Executive Officer

Date: April 29, 2005	/s/ Robert C. LaRose
Robert C. LaRose
Executive Vice President, Chief Financial Officer and Secretary