Form 10-Q
period 2005-06-25
LANDSTAR SYSTEM INC
filed 2005-07-29
CIK 853816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 25, 2005
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
     Yes ☑ No ☐
The number of shares of the registrant’s Common Stock, par value $0.01 per share, outstanding as of the close of business on July 22, 2005 was 58,541,443.

PART I
FINANCIAL INFORMATION
Index
Item 1

Consolidated Balance Sheets as of June 25, 2005 and December 25, 2004	Page 3

Consolidated Statements of Income for the Twenty Six and Thirteen Weeks Ended June 25, 2005 and June 26, 2004	Page 4

Consolidated Statements of Cash Flows for the Twenty Six Weeks Ended June 25, 2005 and June 26, 2004	Page 5

Consolidated Statement of Changes in Shareholders’ Equity for the Twenty Six Weeks Ended June 25, 2005	Page 6

Notes to Consolidated Financial Statements	Page 7

Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations	Page 10

Item 3

Quantitative and Qualitative Disclosures About Market Risk	Page 19

Item 4

Controls and Procedures	Page 20
Section 302 Chief Executive Officer Certification
Section 302 Chief Financial Officer Certification
Section 906 Chief Executive Officer Certification
Section 906 Chief Financial Officer Certification
Item 1. Financial Statements
The interim consolidated financial statements contained herein reflect all adjustments (all of a normal, recurring nature) which, in the opinion of management, are necessary for a fair statement of the financial condition, results of operations, cash flows and changes in shareholders’ equity for the periods presented. They have been prepared in accordance with Rule 10-01 of Regulation S-X and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the twenty six weeks ended June 25, 2005 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 2005.
These interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s 2004 Annual Report on Form 10-K.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)
(Unaudited)

	June 25,	Dec. 25,
	2005	2004

ASSETS
Current Assets
Cash and cash equivalents	$61,885	$61,684
Short-term investments	25,998	21,942
Trade accounts receivable, less allowance of $4,268 and $4,021	279,840	338,774
Other receivables, including advances to independent contractors, less allowance of $4,382 and $4,245	14,274	13,929
Deferred income taxes and other current assets	24,158	13,503

Total current assets	406,155	449,832

Operating property, less accumulated depreciation and amortization of $66,474 and $65,315	80,604	76,834
Goodwill	31,134	31,134
Other assets	25,490	26,712

Total assets	$543,383	$584,512

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Cash overdraft	$24,586	$23,547
Accounts payable	104,693	120,197
Current maturities of long-term debt	7,844	8,797
Insurance claims	33,144	32,612
Other current liabilities	52,013	54,926

Total current liabilities	222,280	240,079

Long-term debt, excluding current maturities	93,774	83,293
Insurance claims	33,159	32,430
Deferred income taxes	14,106	15,871

Shareholders’ Equity
Common stock, $0.01 par value, authorized 160,000,000 and 80,000,000 shares, issued 63,605,986 and 63,154,190	636	632
Additional paid-in capital	49,213	43,845
Retained earnings	337,307	295,936
Cost of 4,893,210 and 2,490,930 shares of common stock in treasury	(206,835)	(127,151)
Accumulated other comprehensive income (loss)	(62)	47
Notes receivable arising from exercises of stock options	(195)	(470)

Total shareholders’ equity	180,064	212,839

Total liabilities and shareholders’ equity	$543,383	$584,512

See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share amounts)
(Unaudited)

	Twenty Six Weeks Ended		Thirteen Weeks Ended
	June 25,	June 26,	June 25,	June 26,
	2005	2004	2005	2004

Revenue	$1,041,316	$903,329	$539,104	$482,303
Investment income	1,235	542	696	239
Costs and expenses:
Purchased transportation	783,092	674,093	405,514	360,296
Commissions to agents	82,039	70,637	42,913	38,203
Other operating costs	16,615	18,776	7,917	8,882
Insurance and claims	22,904	33,454	9,779	12,748
Selling, general and administrative	60,823	57,188	30,520	29,778
Depreciation and amortization	7,928	6,566	3,966	3,367

Total costs and expenses	973,401	860,714	500,609	453,274

Operating income	69,150	43,157	39,191	29,268
Interest and debt expense	1,989	1,551	1,052	783

Income before income taxes	67,161	41,606	38,139	28,485
Income taxes	25,790	15,914	14,646	10,895

Net income	$41,371	$25,692	$23,493	$17,590

Earnings per common share (1)	$0.69	$0.43	$0.40	$0.29

Diluted earnings per share (1)	$0.68	$0.42	$0.39	$0.29

Average number of shares outstanding:
Earnings per common share (1)	59,878,000	59,786,000	59,402,000	59,863,000

Diluted earnings per share (1)	61,240,000	61,505,000	60,639,000	61,587,000

(1)	2004 earnings per share amounts and average number of shares outstanding have been adjusted to give retroactive effect to a two-for-one stock split effected in the form of a 100% stock dividend declared December 9, 2004.
See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Twenty Six Weeks Ended
	June 25,	June 26,
	2005	2004

OPERATING ACTIVITIES
Net income	$41,371	$25,692
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of operating property	7,928	6,566
Non-cash interest charges	87	261
Provisions for losses on trade and other accounts receivable	2,884	3,291
(Gains) losses on sales and disposals of operating property	(668)	102
Director compensation paid in common stock	193	402
Tax benefit on stock option exercises	1,522	3,490
Deferred income taxes, net	(1,765)	(771)
Changes in operating assets and liabilities:
Decrease (increase) in trade and other accounts receivable	55,705	(28,899)
Increase in other assets	(9,382)	(8,688)
Increase (decrease) in accounts payable	(15,504)	30,624
Increase (decrease) in other liabilities	(2,239)	5,323
Increase in insurance claims	1,261	4,789

NET CASH PROVIDED BY OPERATING ACTIVITIES	81,393	42,182

INVESTING ACTIVITIES
Net change in other short-term investments	(6,067)	(1,323)
Sales and maturities of long-term investments	3,013	500
Purchases of long-term investments	(1,309)
Purchases of operating property	(1,184)	(4,130)
Proceeds from sales of operating property	3,109	639

NET CASH USED BY INVESTING ACTIVITIES	(2,438)	(4,314)

FINANCING ACTIVITIES
Increase (decrease) in cash overdraft	1,039	(670)
Proceeds from repayment of notes receivable arising from exercises of stock options	275
Proceeds from exercises of stock options	4,018	8,086
Borrowings on revolving credit facility	2,000	1,000
Purchases of common stock	(80,659)	(16,407)
Principal payments on long-term debt and capital lease obligations	(5,427)	(14,196)

NET CASH USED BY FINANCING ACTIVITIES	(78,754)	(22,187)

Increase in cash and cash equivalents	201	15,681
Cash and cash equivalents at beginning of period	61,684	42,640

Cash and cash equivalents at end of period	$61,885	$58,321

See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
Twenty Six Weeks Ended June 25, 2005
(Dollars in thousands)
(Unaudited)

								Notes
								Receivable
								Arising
							Accumulated	from
			Add’l		Treasury Stock		Other	Exercises
	Common Stock		Paid-In	Retained	at Cost		Comprehensive	of Stock
	Shares	Amount	Capital	Earnings	Shares	Amount	Income (Loss)	Options	Total

Balance December 25, 2004	63,154,190	$632	$43,845	$295,936	2,490,930	$(127,151)	$47	$(470)	$212,839
Net income				41,371					41,371
Purchases of common stock					2,421,380	(80,659)			(80,659)
Exercises of stock options and related income tax benefit	445,796	4	5,536						5,540
Repayment of notes receivable arising from exercises of stock options								275	275
Director compensation paid in common stock	6,000		193						193
Incentive compensation paid in common stock			(361)		(19,100)	975			614
Unrealized loss on available- for-sale investments, net of income taxes							(109)		(109)

Balance June 25, 2005	63,605,986	$636	$49,213	$337,307	4,893,210	$(206,835)	$(62)	$(195)	$180,064

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
(1) Stock Split
On December 9, 2004, Landstar declared a two-for-one stock-split of its common stock effected in the form of a 100% stock dividend. Stockholders of record on December 28, 2004 received one additional share of common stock for each share held. The additional shares were distributed on January 7, 2005.
Unless otherwise indicated, all share and per share amounts have been adjusted to give retroactive effect to this stock-split.
(2) Income Taxes
The provisions for income taxes for the 2005 and 2004 twenty six and thirteen week periods were based on estimated full year combined effective income tax rates of approximately 38.4% and 38.3%, respectively, which are higher than the statutory federal income tax rate primarily as a result of state income taxes and the meals and entertainment exclusion.
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
The following table provides a reconciliation of the average number of common shares outstanding used to calculate earnings per share to the average number of common shares and common share equivalents outstanding used in calculating diluted earnings per share (in thousands):

	Twenty Six Weeks Ended		Thirteen Weeks Ended
	June 25,	June 26,	June 25,	June 26,
	2005	2004	2005	2004
Average number of common shares outstanding	59,878	59,786	59,402	59,863
Incremental shares from assumed exercises of stock options	1,362	1,719	1,237	1,724

Average number of common shares and common share equivalents outstanding	61,240	61,505	60,639	61,587

For the twenty six week periods ended June 25, 2005 and June 26, 2004, there were 470,000 and 2,000, respectively, options outstanding to purchase shares of common stock excluded from the calculation of diluted earnings per share because they were antidilutive.
For the thirteen week period ended June 25, 2005, there were 495,000 options outstanding to purchase shares of common stock excluded from the calculation of diluted earnings per share because they were antidilutive. For the thirteen week period ended June 26, 2004, there were no such options outstanding.

(4) Additional Cash Flow Information
During the 2005 twenty six week period, Landstar paid income taxes and interest of $29,760,000 and $2,221,000, respectively. During the 2004 twenty six week period, Landstar paid income taxes and interest of $18,705,000 and $1,616,000, respectively. Landstar acquired operating property by entering into capital leases in the amount of $12,955,000 in the 2005 twenty six week period. Landstar acquired operating property by entering into capital leases in the amount of $8,380,000 in the 2004 twenty six week period.
(5) Segment Information
The following tables summarize information about Landstar’s reportable business segments as of and for the twenty six and thirteen week periods ended June 25, 2005 and June 26, 2004 (in thousands):

	Twenty Six Weeks Ended June 25, 2005
	Carrier	Multimodal	Insurance	Other	Total
External revenue	$783,521	$242,588	$15,207		$1,041,316
Investment income			1,235		1,235
Internal revenue	11,640	888	17,848		30,376
Operating income	70,933	9,512	11,628	$(22,923)	69,150
Goodwill	20,496	10,638			31,134

	Twenty Six Weeks Ended June 26, 2004
	Carrier	Multimodal	Insurance	Other	Total
External revenue	$685,195	$203,287	$14,847		$903,329
Investment income			542		542
Internal revenue	11,275	3,446	17,872		32,593
Operating income	55,139	6,013	3,038	$(21,033)	43,157
Goodwill	20,496	10,638			31,134

	Thirteen Weeks Ended June 25, 2005
	Carrier	Multimodal	Insurance	Other	Total
External revenue	$412,478	$118,892	$7,734		$539,104
Investment income			696		696
Internal revenue	5,756	538	11,258		17,552
Operating income	39,575	4,161	7,536	$(12,081)	39,191

	Thirteen Weeks Ended June 26, 2004
	Carrier	Multimodal	Insurance	Other	Total
External revenue	$363,587	$111,273	$7,443		$482,303
Investment income			239		239
Internal revenue	6,146	962	10,891		17,999
Operating income	31,442	3,274	5,864	$(11,312)	29,268
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

(revised 2004), “Accounting for Stock-Based Compensation,” to stock-based employee compensation (in thousands, except per share amounts):

	Twenty Six Weeks Ended		Thirteen Weeks Ended
	June 25,	June 26,	June 25,	June 26,
	2005	2004	2005	2004
Net income, as reported	$41,371	$25,692	$23,493	$17,590
Deduct:
Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related income tax benefits	(2,122)	(2,116)	(1,069)	(1,066)

Pro forma net income	$39,249	$23,576	$22,424	$16,524

Earnings per common share:
As reported	$0.69	$0.43	$0.40	$0.29
Pro forma	$0.66	$0.39	$0.38	$0.28
Diluted earnings per share:
As reported	$0.68	$0.42	$0.39	$0.29
Pro forma	$0.65	$0.38	$0.37	$0.27
Under the Directors’ Stock Compensation Plan, all independent Directors who are elected or re-elected to the Board will receive 6,000 shares (after giving effect to a two-for-one stock split declared on December 9, 2004) of common stock of the Company, subject to certain restrictions including restrictions on transfer. During the 2005 and 2004 twenty six week periods, a total of 6,000 and 18,000 shares, respectively, of the Company’s common stock were issued to members of the Board of Directors upon their re-election at the 2005 and 2004 annual shareholders’ meetings. During the twenty six and thirteen week periods ended June 25, 2005 and June 26, 2004, the Company reported $193,000 and $402,000, respectively, in compensation expense representing the fair market value of these share awards.
(7) Comprehensive Income
The following table includes the components of comprehensive income for the twenty six and thirteen week periods ended June 25, 2005 and June 26, 2004 (in thousands):

	Twenty Six Weeks Ended		Thirteen Weeks Ended
	June 25,	June 26,	June 25,	June 26,
	2005	2004	2005	2004
Net income	$41,371	$25,692	$23,493	$17,590
Unrealized holding losses on available -for-sale investments, net of income tax	(109)	(138)	(31)	(144)

Comprehensive income	$41,262	$25,554	$23,462	$17,446

Accumulated other comprehensive loss at June 25, 2005 of $62,000 represents the unrealized holding losses on available-for-sale investments of $96,000, net of related income tax benefits of $34,000.
(8) Commitments and Contingencies
At June 25, 2005, Landstar had $27,219,000 of letters of credit outstanding under the Company’s revolving credit facility and $40,862,000 of letters of credit secured by investments held at the Company’s insurance segment. The short-term investments of $25,998,000 combined with $16,627,000 of the non-current portion of investment grade bonds included in other assets at June 25, 2005, provide collateral for the $40,862,000 of letters of credit issued to guarantee payment of insurance claims.
On November 1, 2002, the Owner Operator Independent Drivers Association, Inc. (“OOIDA”) and six individual Independent Contractors filed a putative class action complaint (the “Complaint”) in the United States District Court

for the Middle District of Florida (the “Court”) in Jacksonville, Florida, against the Company. The Complaint alleges that certain aspects of the Company’s motor carrier leases with its Independent Contractors violate certain federal leasing regulations and seeks injunctive relief, an unspecified amount of damages and attorney’s fees. On March 8 and June 4, 2004, the Court dismissed all claims of one of the six individual Plaintiffs on the grounds that the ICC Termination Act (the “Act”) is not applicable to leases signed before the Act’s January 1, 1996, effective date, and dismissed all claims of all remaining Plaintiffs against four of the seven Company entities previously named as Defendants. Claims currently survive against the following Company entities: Landstar Inway, Inc., Landstar Ligon, Inc. and Landstar Ranger, Inc. With respect to the remaining claims, the June 4, 2004 order held that the Act created a private right of action to which a four-year statute of limitation applies. On November 30, 2004, the Court heard oral argument on a motion by OOIDA to certify the case as a class action. On April 7, 2005, Plaintiffs’ filed an Amended Complaint that included additional allegations with respect to violations of certain federal leasing regulations. On April 18 and June 10, 2005, Defendants filed motions for partial summary judgment to address the claims of the Amended Complaint. The Court is expected to rule prior to trial on the pending motions for class-certification and summary judgment. A court ordered mediation is currently scheduled for September 7, 2005. Trial for this matter has been set for the trial term beginning October 3, 2005.
Due to a number of factors, including resolution of the pending motions for class-certification and summary judgment, the lack of completion of discovery in this matter and the lack of litigated final judgments in a number of similar cases or otherwise applicable precedents, the Company does not believe it is in a position to conclude whether or not there is a reasonable possibility of an adverse outcome in this case or what damages, if any, Plaintiffs would be awarded should they prevail on all or any part of their claims. However, the Company believes it has meritorious defenses, including to the expanded allegations in the Amended Complaint, and it intends to continue asserting these defenses vigorously.
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

Introduction
Landstar System, Inc. and its subsidiary, Landstar System Holdings, Inc. (together, referred to herein as “Landstar” or the “Company”), provide transportation services to a variety of market niches throughout the United States and to a lesser extent in Canada, and between the United States, Canada and Mexico through its operating subsidiaries. Landstar’s business strategy is to be a non-asset based provider of transportation capacity delivering safe, specialized transportation services to a broad range of customers primarily throughout North America utilizing a network of independent commission sales agents and third party capacity providers. Landstar focuses on providing transportation services which emphasize customer service and information coordination among its independent commission sales agents, customers and capacity providers. The Company markets its services primarily through independent commission sales agents and utilizes exclusively third party capacity providers to transport customers’ freight. The nature of the Company’s business is such that a significant portion of its operating costs varies directly with revenue. The Company has three reportable business segments. These are the carrier, multimodal and insurance segments.
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

	Twenty Six Weeks Ended		Thirteen Weeks Ended
	June 25,	June 26,	June 25,	June 26,
	2005	2004	2005	2004
Carrier Segment:
External revenue generated through (in thousands):
Independent Contractors	$599,222	$578,091	$316,547	$305,860
Other third party truck capacity providers	184,299	107,104	95,931	57,727

	$783,521	$685,195	$412,478	$363,587

Revenue per revenue mile	$1.81	$1.75	$1.82	$1.76
Revenue per load	$1,454	$1,315	$1,463	$1,362
Average length of haul (miles)	802	752	802	774
Number of loads	539,000	521,000	282,000	267,000

Multimodal Segment:
External revenue generated through (in thousands):
Independent Contractors (1)	$35,335	$33,888	$17,497	$18,475
Other third party truck capacity providers	154,665	118,778	75,584	65,294
Rail, air and ocean carriers	52,588	50,621	25,811	27,504

	$242,588	$203,287	$118,892	$111,273

Revenue per load (2)	$1,484	$1,374	$1,431	$1,391
Number of loads (2)	158,000	148,000	82,000	80,000

(1) Includes revenue from freight hauled by carrier segment Independent Contractors for multimodal customers.
(2) Number of loads and revenue per load excludes the effect of revenue derived from emergency transportation services provided under a contract between Landstar Express America, Inc. and the United States Federal Aviation Administration (the “FAA”).
Also critical to the Company’s success is its ability to secure capacity, particularly truck capacity, at rates that allow the Company to profitably transport customers’ freight. The following table summarizes available truck capacity:

	June 25,	June 26,
	2005	2004
Independent Contractors	7,840	7,629
Other third party truck capacity providers:
Approved and active (1)	12,458	9,800
Other approved	7,605	6,416

	20,063	16,216

Total available truck capacity providers	27,903	23,845

Number of trucks provided by Independent Contractors	8,609	8,560

(1) Active refers to other third party truck capacity providers who moved at least one load in the 180 days immediately preceding the fiscal quarter end.

Historically, the Company’s carrier segment has primarily relied on capacity provided by Independent Contractors. Pursuant to a continuing plan to augment its available capacity and increase its revenue, the Company has been increasing the carrier segment’s use of capacity provided by other third party truck capacity providers. The percent of consolidated revenue generated through all truck brokerage carriers was 32.6% during the twenty six week period ended June 25, 2005 and 25.0% during the twenty six week period ended June 26, 2004.
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
The following table sets forth the percentage relationships of income and expense items to revenue for the periods indicated:

	Twenty Six Weeks Ended		Thirteen Weeks Ended
	June 25,	June 26,	June 25,	June 26,
	2005	2004	2005	2004

Revenue	100.0%	100.0%	100.0%	100.0%
Investment income	0.1	0.1	0.1	0.0
Costs and expenses:
Purchased transportation	75.2	74.6	75.2	74.7
Commissions to agents	7.9	7.8	7.9	7.9
Other operating costs	1.6	2.1	1.5	1.8
Insurance and claims	2.2	3.7	1.8	2.6
Selling, general and administrative	5.8	6.4	5.7	6.2
Depreciation and amortization	0.8	0.7	0.7	0.7

Total costs and expenses	93.5	95.3	92.8	93.9

Operating income	6.6	4.8	7.3	6.1
Interest and debt expense	0.2	0.2	0.2	0.2

Income before income taxes	6.4	4.6	7.1	5.9
Income taxes	2.4	1.8	2.7	2.3

Net income	4.0%	2.8%	4.4%	3.6%

TWENTY SIX WEEKS ENDED JUNE 25, 2005 COMPARED TO TWENTY SIX WEEKS ENDED JUNE 26, 2004
Revenue for the 2005 twenty six week period was $1,041,316,000, an increase of $137,987,000, or 15.3%, over the 2004 twenty six week period. The increase was attributable to increased revenue of $98,326,000, $39,301,000 and $360,000 at the carrier, multimodal and insurance segments, respectively. With respect to the carrier segment, revenue per load increased approximately 11% in the 2005 twenty six week period while the number of loads delivered in the 2005 twenty six week period increased approximately 3%. The average length of haul per load at the carrier segment increased approximately 7% and revenue per revenue mile increased approximately 3%. Included in revenue at the multimodal segment for the 2005 twenty six week period was $8,075,000 of revenue related to disaster relief efforts for the storms that impacted the southeastern United States in the later half of 2004. These emergency transportation services were provided primarily under a contract between Landstar Express America, Inc. and the United States Federal Aviation Administration (the “FAA”). Excluding the number of loads and revenue related to disaster relief efforts provided by the multimodal segment in the 2005 twenty six week period, the number of loads delivered by the multimodal segment in the 2005 twenty six week period increased approximately 7% and revenue per load increased approximately 8% over the 2004 period.
Investment income at the insurance segment was $1,235,000 and $542,000 in the 2005 and 2004 periods, respectively. The increase in investment income was primarily due to an increased rate of return, attributable to a general increase in interest rates, on investments held by the insurance segment and a higher average investment balance.
Purchased transportation was 75.2% and 74.6% of revenue in 2005 and 2004, respectively. The increase in purchased transportation as a percentage of revenue was primarily attributable to increased truck brokerage revenue, which tends to have a higher cost of purchased transportation, partially offset by a reduction in rates charged by third party truck brokerage carriers. Commissions to agents were 7.9% and 7.8% of revenue in 2005 and 2004, respectively. The increase in commissions to agents as a percentage of revenue was primarily attributable to a change in revenue mix. Other operating costs were 1.6% and 2.1% of revenue in 2005 and 2004, respectively. The decrease in other operating costs as a percentage of revenue was primarily attributable to increased brokerage revenue, which does not incur significant other operating costs, decreased rent expense for company provided trailing equipment, which reflected an increase in the number of company owned trailers as opposed to leased, and reduced rental rates on trailers leased. Insurance and claims were 2.2% of revenue in 2005 compared with 3.7% of revenue in 2004. The decrease in insurance and claims as a percentage of revenue was primarily attributable to $7,600,000 of costs incurred to settle one severe accident that occurred early in the first quarter of 2004, favorable development of prior year claims in the current year and increased truck brokerage revenue which has a lower claims risk profile. Selling, general and administrative costs were 5.8% of revenue in 2005 compared with 6.4% of revenue in 2004. The decrease in selling, general and administrative costs as a percentage of revenue was primarily attributable to the effect of increased revenue, partially offset by an increased provision for bonuses under the Company’s incentive compensation plans. Depreciation and amortization was 0.8% and 0.7% of revenue in 2005 and 2004, respectively. The increase in depreciation and amortization as a percentage of revenue was primarily attributable to the increase in the number of company owned trailers.
Interest and debt expense was 0.2% of revenue in both 2005 and 2004.
The provisions for income taxes for the 2005 and 2004 twenty six week periods were based on estimated full year combined effective income tax rates of approximately 38.4% and 38.3%, respectively, which are higher than the statutory federal income tax rate primarily as a result of state income taxes and the meals and entertainment exclusion. The increase in the combined effective income tax rate is primarily attributable to changes in the tax law enacted by a number of states in which the Company operates.
Net income was $41,371,000, or $0.69 per common share ($0.68 per diluted share), in the 2005 twenty six week period compared with $25,692,000, or $0.43 per common share ($0.42 per diluted share), in the 2004 twenty six week period, which included the $7,600,000 charge to settle one accident referenced above. This charge, net of related income tax benefits, reduced 2004 net income by $4,900,000, or $0.08 per common share ($0.08 per diluted share).
THIRTEEN WEEKS ENDED JUNE 25, 2005 COMPARED TO THIRTEEN WEEKS ENDED JUNE 26, 2004
Revenue for the 2005 thirteen week period was $539,104,000, an increase of $56,801,000, or 11.8%, compared to the 2004 thirteen week period. The increase was attributable to increased revenue of $48,891,000, $7,619,000 and $291,000 at the carrier, multimodal and insurance segments, respectively. With respect to the carrier segment, revenue per load increased approximately 7% in the 2005 thirteen week period while the number of loads delivered in the 2005 thirteen week period increased approximately 6%. The average length of haul per load at the carrier segment increased approximately 4% and revenue per revenue mile increased approximately 3%. Excluding the number of loads and revenue related to disaster relief efforts provided by the multimodal segment in the 2005 thirteen week period, the number of loads delivered by the multimodal segment in the 2005 thirteen week period increased approximately 3% and revenue per load increased approximately 3% over the 2004 period.
Investment income at the insurance segment was $696,000 and $239,000 in the 2005 and 2004 periods, respectively. The increase in investment income was primarily due to an increased rate of return, attributable to a general increase in interest rates, on investments held by the insurance segment and a higher average investment balance.
Purchased transportation was 75.2% and 74.7% of revenue in 2005 and 2004, respectively. The increase in purchased transportation as a percentage of revenue was primarily attributable to increased truck brokerage revenue, which tends to have a higher cost of purchased transportation, partially offset by a reduction in rates charged by third party truck brokerage carriers. Commissions to agents were 7.9% of revenue in both the 2005 and 2004 periods. Other operating costs were 1.5% of revenue in 2005 and 1.8% of revenue in 2004. The decrease in other operating costs as a percentage of revenue was primarily attributable to increased brokerage revenue, which does not incur significant other operating costs, decreased rent expense for company provided trailing equipment, which reflected an increase in the number of company owned trailers as opposed to leased, reduced rental rates on leased trailers and lower trailer maintenance costs. Insurance and claims were 1.8% of revenue in 2005 compared with 2.6% of revenue in 2004. The decrease in insurance and claims as a percentage of revenue was primarily attributable to favorable development of prior year claims in the current year, a lower frequency of cargo claims in the current year and increased revenue hauled by other third party truck capacity providers which generally has a lower claims risk profile. Selling, general and administrative costs were 5.7% of revenue in 2005 compared with 6.2% of revenue in 2004. The decrease in selling, general and administrative costs as a percentage of revenue was primarily attributable to the effect of increased revenue, a decreased provision for bonuses under the Company’s incentive compensation plans and a decreased provision for customer bad debts. Depreciation and amortization was 0.7% of revenue in both 2005 and 2004.
Interest and debt expense was 0.2% of revenue in both 2005 and 2004.
The provisions for income taxes for the 2005 and 2004 thirteen week periods were based on estimated full year combined effective income tax rates of approximately 38.4% and 38.3%, respectively, which are higher than the statutory federal income tax rate primarily as a result of state income taxes and the meals and entertainment exclusion. The increase in the combined effective income tax rate is primarily attributable to changes in the tax law enacted by a number of states in which the Company operates.
Net income was $23,493,000, or $0.40 per common share ($0.39 per diluted share), in the 2005 thirteen week period compared with $17,590,000, or $0.29 per common share ($0.29 per diluted share), in the 2004 thirteen week period.
USE OF NON-GAAP FINANCIAL MEASURES
In this quarterly report on Form 10-Q, Landstar provided the following information that may be deemed non-GAAP financial measures: (1) revenue per load for the multimodal segment excluding revenue and loads related to emergency transportation services provided primarily under a contract with the FAA and (2) the percentage change in revenue per load for the multimodal segment excluding revenue and loads related to emergency transportation services provided primarily under a contract with the FAA as compared to revenue per load for the multimodal segment for the corresponding prior year period. This financial information should be considered in addition to, and not as a substitute for, the corresponding GAAP financial information also presented in this Form 10-Q.
Management believes that it is appropriate to present this financial information for the following reasons: (1) a significant portion of the emergency transportation services were provided under the FAA contract on the basis of a daily rate for the use of transportation equipment in question, and therefore load and per load information is not necessarily available or appropriate for a significant portion of the related revenue, (2) disclosure of the effect of the emergency transportation services provided by Landstar relating to disaster relief efforts for the storms that impacted the southeastern United States during the later half of 2004 will allow investors to better understand the underlying trends in Landstar’s financial condition and results of operations, (3) this information will facilitate comparisons by investors of Landstar’s results as compared to the results of peer companies and (4) management considers this financial information in its decision making.
CAPITAL RESOURCES AND LIQUIDITY
Shareholders’ equity was $180,064,000 at June 25, 2005, compared to $212,839,000 at December 25, 2004. The decrease in shareholders’ equity was primarily a result of the purchase of 2,421,380 shares of the Company’s common stock at a total cost of $80,659,000, partially offset by net income for the 2005 twenty six week period and proceeds related to the exercise of stock options. At June 25, 2005, the Company may purchase up to an additional 976,900 shares of its common stock under its authorized stock purchase program. Shareholders’ equity was 64% of total capitalization (defined as total debt plus equity) at June 25, 2005 compared to 70% at December 25, 2004.
Long-term debt including current maturities was $101,618,000 at June 25, 2005, $9,528,000 higher than at December 25, 2004, primarily as a result of capital lease additions during the 2005 twenty six week period.
Working capital and the ratio of current assets to current liabilities were $183,875,000 and 1.83 to 1, respectively, at June 25, 2005, compared with $209,753,000 and 1.87 to 1, respectively, at December 25, 2004. Landstar has historically operated with current ratios within the range of 1.5 to 1 to 2.0 to 1. Cash provided by operating activities was $81,393,000 in the 2005 twenty six week period compared with $42,182,000 in the 2004 twenty six week period. The increase in cash flow provided by operating activities was primarily attributable to the timing of collections of trade accounts receivable, including a significant portion of the receivable from the FAA for emergency transportation services provided during the later half of 2004.
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
At June 25, 2005, the Company had $65,000,000 in borrowings outstanding and $27,219,000 of letters of credit outstanding under the Fourth Amended and Restated Credit Agreement. At June 25, 2005, there was $132,781,000 available for future borrowings under the Company’s Fourth Amended and Restated Credit Agreement. In addition, the Company has $40,862,000 in letters of credit outstanding, as collateral for insurance claims, that are secured by investments and cash equivalents totaling $42,625,000.
Historically, the Company has generated sufficient operating cash flow to meet its debt service requirements, fund continued growth, both internal and through acquisitions, and to meet working capital needs. As a non-asset based provider of transportation capacity, the Company’s annual capital requirements for operating property are generally for trailers and management information services equipment. In addition, a significant portion of the trailing equipment used by the Company is provided by third party capacity providers and through leases at rental rates that vary with the revenue generated through the use of the leased equipment, thereby reducing the Company’s capital requirements. During the 2005 twenty six week period, the Company purchased $1,184,000 of operating property and acquired $12,955,000 worth of trailing equipment by entering into capital leases. Landstar anticipates acquiring approximately $20,000,000 of operating property during the remainder of the 2005 fiscal year either by purchase or by lease financing. It is expected that capital leases will fund any significant acquisitions of Company provided trailing equipment made during the remainder of 2005. The Company does not anticipate any other significant capital requirements in the near future.
Management believes that cash flow from operations combined with the Company’s borrowing capacity under the Fourth Amended and Restated Credit Agreement will be adequate to meet Landstar’s debt service requirements, fund continued growth, both internal and through acquisitions, complete the authorized share purchase program and meet working capital needs.
LEGAL MATTERS
On November 1, 2002, the Owner Operator Independent Drivers Association, Inc. (“OOIDA”) and six individual Independent Contractors filed a putative class action complaint (the “Complaint”) in the United States District Court for the Middle District of Florida (the “Court”) in Jacksonville, Florida, against the Company. The Complaint alleges that certain aspects of the Company’s motor carrier leases with its Independent Contractors violate certain federal leasing regulations and seeks injunctive relief, an unspecified amount of damages and attorney’s fees. On March 8 and June 4, 2004, the Court dismissed all claims of one of the six individual Plaintiffs on the grounds that the ICC Termination Act (the “Act”) is not applicable to leases signed before the Act’s January 1, 1996, effective date, and dismissed all claims of all remaining Plaintiffs against four of the seven Company entities previously named as Defendants. Claims currently survive against the following Company entities: Landstar Inway, Inc., Landstar Ligon, Inc. and Landstar Ranger, Inc. With respect to the remaining claims, the June 4, 2004 order held that the Act created a private right of action to which a four-year statute of limitation applies. On November 30, 2004, the Court heard oral argument on a motion by OOIDA to certify the case as a class action. On April 7, 2005, Plaintiffs’ filed an Amended Complaint that included additional allegations with respect to violations of certain federal leasing regulations. On April 18 and June 10, 2005, Defendants filed motions for partial summary judgment to address the claims of the Amended Complaint. The Court is expected to rule prior to trial on the pending motions for class-certification and summary judgment. A court ordered mediation is currently scheduled for September 7, 2005. Trial for this matter has been set for the trial term beginning October 3, 2005.
Due to a number of factors, including resolution of the pending motions for class-certification and summary judgment, the lack of completion of discovery in this matter and the lack of litigated final judgments in a number of similar cases or otherwise applicable precedents, the Company does not believe it is in a position to conclude whether or not there is a reasonable possibility of an adverse outcome in this case or what damages, if any, Plaintiffs would be awarded should they prevail on all or any part of their claims. However, the Company believes it has meritorious defenses, including to the expanded allegations in the Amended Complaint, and it intends to continue asserting these defenses vigorously.
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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The allowance for doubtful accounts for both trade and other receivables represents management’s estimate of the amount of outstanding receivables that will not be collected. Historically, management’s estimates for uncollectible receivables have been materially correct. Although management believes the amount of the allowance for both trade and other receivables at June 25, 2005 is appropriate, a prolonged period of low or no economic growth may adversely affect the collection of these receivables. Conversely, a more robust economic environment may result in the realization of some portion of the estimated uncollectible receivables.
Landstar provides for the estimated costs of self-insured claims primarily on an actuarial basis. The amount recorded for the estimated liability for claims incurred is based upon the facts and circumstances known on the balance sheet date. The ultimate resolution of these claims may be for an amount greater or less than the amount estimated by management. Historically, the Company has experienced both favorable and unfavorable development of prior year claims estimates. The Company is continually revising its existing claims estimates as new or revised information becomes available on the status of each claim. During the 2005 twenty six week period, insurance and claims costs included $2,301,000 of favorable adjustments to prior years claims estimates. During the 2004 twenty six week period, insurance and claims costs included $2,199,000 of unfavorable adjustments to prior years claims estimates. It is reasonably likely that the ultimate outcome of settling all outstanding claims will be more or less than the estimated claims reserve at June 25, 2005.
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
Borrowings under the Fourth Amended and Restated Credit Agreement bear interest at rates equal to, at the option of Landstar, either (i) the greatest of (a) the prime rate as publicly announced from time to time by JPMorgan Chase Bank, (b) the three month CD rate adjusted for statutory reserves and FDIC assessment costs plus 1% and (c) the federal funds effective rate plus 1/2%, or (ii) the rate at the time offered to JPMorgan Chase Bank in the Eurodollar market for amounts and periods comparable to the relevant loan plus a margin that is determined based on the level of the Company’s Leverage Ratio, as defined in the Fourth Amended and Restated Credit Agreement. The margin is subject to an increase of 0.125% if the aggregate amount outstanding under the Fourth Amended and Restated Credit Agreement exceeds 50% of the borrowing capacity. As of June 25, 2005, the weighted average interest rate on borrowings outstanding was 3.54%. During the second quarter of fiscal 2005, the average outstanding balance under the Fourth Amended and Restated Credit Agreement was approximately $75,000,000. Based on the borrowing rates in the Fourth Amended and Restated Credit Agreement and the repayment terms, the fair value of the outstanding borrowings as of June 25, 2005 was estimated to approximate carrying value. Assuming that debt levels on the Fourth Amended and Restated Credit Agreement remain at $65,000,000, the balance at June 25, 2005, a hypothetical increase of 100 basis points in current rates provided for under the Fourth Amended and Restated Credit Agreement is estimated to result in an increase in interest expense of $650,000 on an annualized basis.
All amounts outstanding under the Fourth Amended and Restated Credit Agreement are payable on July 8, 2009, the expiration date of the Fourth Amended and Restated Credit Agreement.
The Company’s obligations under the Fourth Amended and Restated Credit Agreement are guaranteed by all but one of Landstar System Holdings, Inc.’s subsidiaries.

Long-term investments, all of which are available-for-sale, consist of investment grade bonds having maturities of up to five years. Assuming that the long-term portion of investments in bonds remains at $16,627,000, the balance at June 25, 2005, a hypothetical increase or decrease in interest rates of 100 basis points would not have a material impact on future earnings on an annualized basis. Short-term investments consist of short term investment grade instruments and the current maturities of investment grade bonds. Accordingly, any future interest rate risk on these short-term investments would not be material.
Item 4. Controls and Procedures
As of the end of the period covered by this report, an evaluation was carried out, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended). Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of June 25, 2005, to provide reasonable assurance that information required to be disclosed by the Company in reports that it filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.
There were no significant changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended June 25, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II
OTHER INFORMATION
Item 1. Legal Proceedings
On November 1, 2002, the Owner Operator Independent Drivers Association, Inc. (“OOIDA”) and six individual Independent Contractors filed a putative class action complaint (the “Complaint”) in the United States District Court for the Middle District of Florida (the “Court”) in Jacksonville, Florida, against the Company. The Complaint alleges that certain aspects of the Company’s motor carrier leases with its Independent Contractors violate certain federal leasing regulations and seeks injunctive relief, an unspecified amount of damages and attorney’s fees. On March 8 and June 4, 2004, the Court dismissed all claims of one of the six individual Plaintiffs on the grounds that the ICC Termination Act (the “Act”) is not applicable to leases signed before the Act’s January 1, 1996, effective date, and dismissed all claims of all remaining Plaintiffs against four of the seven Company entities previously named as Defendants. Claims currently survive against the following Company entities: Landstar Inway, Inc., Landstar Ligon, Inc. and Landstar Ranger, Inc. With respect to the remaining claims, the June 4, 2004 order held that the Act created a private right of action to which a four-year statute of limitation applies. On November 30, 2004, the Court heard oral argument on a motion by OOIDA to certify the case as a class action. On April 7, 2005, Plaintiffs’ filed an Amended Complaint that included additional allegations with respect to violations of certain federal leasing regulations. On April 18 and June 10, 2005, Defendants filed motions for partial summary judgment to address the claims of the Amended Complaint. The Court is expected to rule prior to trial on the pending motions for class-certification and summary judgment. A court ordered mediation is currently scheduled for September 7, 2005. Trial for this matter has been set for the trial term beginning October 3, 2005.
Due to a number of factors, including resolution of the pending motions for class-certification and summary judgment, the lack of completion of discovery in this matter and the lack of litigated final judgments in a number of similar cases or otherwise applicable precedents, the Company does not believe it is in a position to conclude whether or not there is a reasonable possibility of an adverse outcome in this case or what damages, if any, Plaintiffs would be awarded should they prevail on all or any part of their claims. However, the Company believes it has meritorious defenses, including to the expanded allegations in the Amended Complaint, and it intends to continue asserting these defenses vigorously.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by Landstar System, Inc.
The following table provides information regarding purchases by Landstar System, Inc. (“LSI”) of its common stock during the period from March 27, 2005 to June 25, 2005, LSI’s second fiscal quarter:

			Total Number of Shares	Maximum Number of
			Purchased as Part of	Shares that May Yet Be
	Total Number of	Average Price Paid	Publicly Announced	Purchased Under the
Fiscal Period	Shares Purchased	Per Share	Programs	Programs

March 26, 2005				405,862
March 27, 2005 – April 23, 2005	405,862	$33.00	405,862	0
April 24, 2005 – May 21, 2005	589,100	$31.90	589,100	1,410,900
May 22, 2005 - June 25, 2005	434,000	$31.17	434,000	976,900

Total	1,428,962	$31.99	1,428,962

On December 4, 2003, LSI announced that it had been authorized by its Board of Directors to purchase up to 1,000,000 shares, (not adjusted for the two-for-one stock split effected in the form of a 100% stock dividend declared December 9, 2004) of its common stock from time to time in the open market and in privately-negotiated transactions. LSI has recently completed this authorized share purchase program by purchasing 405,862 shares of its common stock during the month of April.
On April 28, 2005, LSI announced that it had been authorized by its Board of Directors to purchase up to an additional 2,000,000 shares of its common stock from time to time in the open market and in privately negotiated transactions. As of June 25, 2005, LSI may purchase up to 976,900 shares of its common stock under the authorized purchase program.
No specific expiration date has been assigned to the April 28, 2005 share purchase authorization.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
On May 12, 2005, LSI held its Annual Meeting of Shareholders (the “Meeting”) at its principal offices in Jacksonville, Florida. The matters voted upon at the Meeting included (i) the election of the two Class III directors for terms to expire at the 2008 Annual Meeting of Shareholders, (ii) the ratification of appointment of KPMG LLP as LSI’s independent registered public accounting firm for fiscal year 2005 and (iii) a proposed amendment to Article IV, Section I of LSI’s Restated Certificate of Incorporation to increase the authorized shares of Common Stock of LSI.
Pursuant to LSI’s Restated Certificate of Incorporation, the Board of Directors has fixed the number of directors at seven: two Class I directors whose members’ terms will expire at the 2006 Annual Meeting of Shareholders; three Class II directors whose members’ terms will expire at the 2007 Annual Meeting of Shareholders; and two Class III directors whose members’ terms will expire at the 2008 Annual Meeting of Shareholders. With respect to the election of two Class III directors at the Meeting, nominee David G. Bannister and nominee Jeffrey C. Crowe were elected to the Board of Directors of LSI. Mr. Bannister received 51,899,747 votes for election to the Board and 3,442,739 votes were withheld. Mr. Crowe received 53,548,015 votes for election to the Board and 1,794,471 votes were withheld. The names of the other directors whose terms of office as directors continued after the Meeting are as follows: Ronald W. Drucker (a Class I director), Henry H. Gerkens (a Class I director), Merritt J. Mott (a Class II director), William S. Elston (a Class II director) and Diana M. Murphy (a Class II director).
The proposal to appoint KPMG LLP as LSI’s independent registered public accounting firm for fiscal year 2005 was ratified by LSI’s shareholders. Votes for the ratification were 54,827,881, votes against were 470,504 and votes abstaining were 44,101.
The proposal for the approval of the amendment to Article IV of LSI’s Restated Certificate of Incorporation to increase the authorized shares of Common Stock of LSI was approved by a majority of the shareholders with 48,194,607 votes for the proposal, 7,127,896 votes against the proposal and 19,983 abstentions.
Item 5. Other Information
None.
Item 6. Exhibits
The exhibits listed on the Exhibit Index are included as part of this quarterly report on Form 10-Q.

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

LANDSTAR SYSTEM, INC.

Date: July 29, 2005	/s/ Henry H. Gerkens

Henry H. Gerkens
President and Chief Executive Officer

Date: July 29, 2005	/s/ Robert C. LaRose

Robert C. LaRose
Executive Vice President and Chief Financial
Officer