Form 10-Q
period 2005-09-24
LANDSTAR SYSTEM INC
filed 2005-11-03
CIK 853816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 24, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________________________ to _______________________
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
Yes ☒ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
     Yes ☐ No ☒
The number of shares of the registrant’s Common Stock, par value $0.01 per share, outstanding as of the close of business on October 21, 2005 was 58,526,091.

PART I
FINANCIAL INFORMATION
The interim consolidated financial statements contained herein reflect all adjustments (all of a normal, recurring nature) which, in the opinion of management, are necessary for a fair statement of the financial condition, results of operations, cash flows and changes in shareholders’ equity for the periods presented. They have been prepared in accordance with Rule 10-01 of Regulation S-X and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the thirty nine weeks ended September 24, 2005 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 2005.
These interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s 2004 Annual Report on Form 10-K.

PART I
Item 1
LANDSTAR SYSTEM, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)
(Unaudited)

	Sept. 24,	Dec. 25,
	2005	2004
ASSETS
Current Assets
Cash and cash equivalents	$112,000	$61,684
Short-term investments	22,617	21,942
Trade accounts receivable, less allowance of $4,618 and $4,021	339,389	338,774
Other receivables, including advances to independent contractors, less allowance of $4,438 and $4,245	12,891	13,929
Deferred income taxes and other current assets	15,615	13,503

Total current assets	502,512	449,832

Operating property, less accumulated depreciation and amortization of $67,413 and $65,315	82,281	76,834
Goodwill	31,134	31,134
Other assets	27,447	26,712

Total assets	$643,374	$584,512

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Cash overdraft	$24,463	$23,547
Accounts payable	174,443	120,197
Current maturities of long-term debt	9,193	8,797
Insurance claims	32,317	32,612
Other current liabilities	60,426	54,926

Total current liabilities	300,842	240,079

Long-term debt, excluding current maturities	96,259	83,293
Insurance claims	32,321	32,430
Deferred income taxes	12,511	15,871

Shareholders’ Equity
Common stock, $0.01 par value, authorized 160,000,000 and 80,000,000 shares, issued 63,757,290 and 63,154,190	638	632
Additional paid-in capital	51,482	43,845
Retained earnings	371,474	295,936
Cost of 5,344,883 and 2,490,930 shares of common stock in treasury	(221,776)	(127,151)
Accumulated other comprehensive income (loss)	(182)	47
Notes receivable arising from exercises of stock options	(195)	(470)

Total shareholders’ equity	201,441	212,839

Total liabilities and shareholders’ equity	$643,374	$584,512

See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share amounts)
(Unaudited)

	Thirty Nine Weeks Ended		Thirteen Weeks Ended
	Sept. 24,	Sept. 25,	Sept. 24,	Sept. 25,
	2005	2004	2005	2004
Revenue	$1,717,386	$1,430,212	$676,070	$526,883
Investment income	2,087	879	852	337
Costs and expenses:
Purchased transportation	1,286,016	1,066,739	502,924	392,646
Commissions to agents	135,689	113,414	53,650	42,777
Other operating costs	27,400	27,313	10,785	8,537
Insurance and claims	34,850	46,751	11,946	13,297
Selling, general and administrative	95,405	87,831	34,582	30,643
Depreciation and amortization	11,926	10,220	3,998	3,654

Total costs and expenses	1,591,286	1,352,268	617,885	491,554

Operating income	128,187	78,823	59,037	35,666
Interest and debt expense	3,194	2,213	1,205	662

Income before income taxes	124,993	76,610	57,832	35,004
Income taxes	47,997	29,304	22,207	13,390

Net income	$76,996	$47,306	$35,625	$21,614

Earnings per common share (1)	$1.30	$0.79	$0.61	$0.36

Diluted earnings per share (1)	$1.27	$0.77	$0.60	$0.35

Average number of shares outstanding:
Earnings per common share (1)	59,416,000	60,002,000	58,494,000	60,435,000

Diluted earnings per share (1)	60,730,000	61,654,000	59,709,000	61,909,000

Dividends paid per common share	$0.025		$0.025

(1)	2004 earnings per share amounts and average number of shares outstanding have been adjusted to give retroactive effect to a two-for-one stock split effected in the form of a 100% stock dividend declared December 9, 2004.
See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Thirty Nine Weeks Ended
	Sept. 24,	Sept. 25,
	2005	2004
OPERATING ACTIVITIES
Net income	$76,996	$47,306
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of operating property	11,926	10,220
Non-cash interest charges	131	305
Provisions for losses on trade and other accounts receivable	4,649	4,978
(Gains) losses on sales and disposals of operating property	(206)	81
Director compensation paid in common stock	193	402
Tax benefit on stock option exercises	2,418	7,289
Deferred income taxes, net	(3,360)	(743)
Changes in operating assets and liabilities:
Increase in trade and other accounts receivable	(4,226)	(73,212)
Increase in other assets	(852)	(3,250)
Increase in accounts payable	54,246	48,248
Increase in other liabilities	6,240	7,906
Increase (decrease) in insurance claims	(404)	9,274

NET CASH PROVIDED BY OPERATING ACTIVITIES	147,751	58,804

INVESTING ACTIVITIES
Net change in other short-term investments	(2,728)	(3,775)
Sales and maturities of investments	4,018	1,800
Purchases of investments	(4,446)
Purchases of operating property	(1,851)	(4,669)
Proceeds from sales of operating property	3,992	820

NET CASH USED BY INVESTING ACTIVITIES	(1,015)	(5,824)

FINANCING ACTIVITIES
Increase in cash overdraft	916	53
Proceeds from repayment of notes receivable arising from exercises of stock options	275
Dividends paid	(1,458)
Proceeds from exercises of stock options	5,393	14,243
Borrowings on revolving credit facility	2,000	71,000
Purchases of common stock	(95,600)	(27,001)
Principal payments on long-term debt and capital lease obligations	(7,946)	(85,742)

NET CASH USED BY FINANCING ACTIVITIES	(96,420)	(27,447)

Increase in cash and cash equivalents	50,316	25,533
Cash and cash equivalents at beginning of period	61,684	42,640

Cash and cash equivalents at end of period	$112,000	$68,173

See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
Thirty Nine Weeks Ended September 24, 2005
(Dollars in thousands)
(Unaudited)

								Notes
								Receivable
								Arising
							Accumulated	from
	Common Stock		Add’l Paid-In	Retained	Treasury Stock at Cost		Other Comprehensive	Exercises of Stock
	Shares	Amount	Capital	Earnings	Shares	Amount	Income (Loss)	Options	Total
Balance December 25, 2004	63,154,190	$632	$43,845	$295,936	2,490,930	$(127,151)	$47	$(470)	$212,839
Net income				76,996					76,996
Dividends paid				(1,458)					(1,458)
Purchases of common stock					2,873,053	(95,600)			(95,600)
Exercises of stock options and related income tax benefit	597,100	6	7,805						7,811
Repayment of notes receivable arising from exercises of stock options								275	275
Director compensation paid in common stock	6,000		193						193
Incentive compensation paid in common stock			(361)		(19,100)	975			614
Unrealized loss on available- for-sale investments, net of income taxes							(229)		(229)

Balance September 24, 2005	63,757,290	$638	$51,482	$371,474	5,344,883	$(221,776)	$(182)	$(195)	$201,441

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
(2) Income Taxes
The provisions for income taxes for the 2005 and 2004 thirty nine and thirteen week periods were based on estimated full year combined effective income tax rates of approximately 38.4% and 38.3%, respectively, which are higher than the statutory federal income tax rate primarily as a result of state income taxes and the meals and entertainment exclusion.
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
The following table provides a reconciliation of the average number of common shares outstanding used to calculate earnings per share to the average number of common shares and common share equivalents outstanding used in calculating diluted earnings per share (in thousands):

	Thirty Nine Weeks Ended		Thirteen Weeks Ended
	Sept. 24,	Sept. 25,	Sept. 24,	Sept. 25,
	2005	2004	2005	2004
Average number of common shares outstanding	59,416	60,002	58,494	60,435
Incremental shares from assumed exercises of stock options	1,314	1,652	1,215	1,474

Average number of common shares and common share equivalents outstanding	60,730	61,654	59,709	61,909

For the thirty nine week periods ended September 24, 2005 and September 25, 2004, there were 495,000 and 130,000, respectively, options outstanding to purchase shares of common stock excluded from the calculation of diluted earnings per share because they were antidilutive.
For the thirteen week periods ended September 24, 2005 and September 25, 2004, there were 495,000 and 130,000, respectively, options outstanding to purchase shares of common stock excluded from the calculation of diluted earnings per share because they were antidilutive.

(4) Additional Cash Flow Information
During the 2005 thirty nine week period, Landstar paid income taxes and interest of $41,214,000 and $3,570,000, respectively. During the 2004 thirty nine week period, Landstar paid income taxes and interest of $22,209,000 and $2,382,000 respectively. Landstar acquired operating property by entering into capital leases in the amount of $19,308,000 in the 2005 thirty nine week period. Landstar acquired operating property by entering into capital leases in the amount of $8,380,000 in the 2004 thirty nine week period.
(5) Segment Information
On August 5, 2005, the Company announced the formation of a new subsidiary, Landstar Global Logistics, Inc. to which it contributed its Landstar Logistics, Inc. and Landstar Express America, Inc. operating subsidiaries. Accordingly, the Company changed the name of its multimodal segment to global logistics.
The following tables summarize information about Landstar’s reportable business segments as of and for the thirty nine and thirteen week periods ended September 24, 2005 and September 25, 2004 (in thousands):

	Thirty Nine Weeks Ended September 24, 2005
	Carrier	Global Logistics	Insurance	Other	Total
External revenue	$1,197,614	$496,769	$23,003		$1,717,386
Investment income			2,087		2,087
Internal revenue	43,587	1,304	24,440		69,331
Operating income	113,960	33,958	17,697	$(37,428)	128,187
Goodwill	20,496	10,638			31,134

	Thirty Nine Weeks Ended September 25, 2004
	Carrier	Global Logistics	Insurance	Other	Total
External revenue	$1,054,016	$353,794	$22,402		$1,430,212
Investment income			879		879
Internal revenue	32,425	4,026	24,206		60,657
Operating income	91,631	14,290	7,164	$(34,262)	78,823
Goodwill	20,496	10,638			31,134

	Thirteen Weeks Ended September 24, 2005
	Carrier	Global Logistics	Insurance	Other	Total
External revenue	$414,093	$254,181	$7,796		$676,070
Investment income			852		852
Internal revenue	31,947	416	6,592		38,955
Operating income	43,027	24,446	6,069	$(14,505)	59,037

	Thirteen Weeks Ended September 25, 2004
	Carrier	Global Logistics	Insurance	Other	Total
External revenue	$368,821	$150,507	$7,555		$526,883
Investment income			337		337
Internal revenue	21,150	580	6,334		28,064
Operating income	36,492	8,277	4,126	$(13,229)	35,666
(6) Stock-Based Compensation — Stock Options
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

(revised 2004), “Accounting for Stock-Based Compensation,” to stock-based employee compensation (in thousands, except per share amounts):

	Thirty Nine Weeks Ended		Thirteen Weeks Ended
	Sept. 24,	Sept. 25,	Sept. 24,	Sept. 25,
	2005	2004	2005	2004
Net income, as reported	$76,996	$47,306	$35,625	$21,614
Deduct:
Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related income tax benefits	(3,178)	(3,060)	(1,056)	(944)

Pro forma net income	$73,818	$44,246	$34,569	$20,670

Earnings per common share:
As reported	$1.30	$0.79	$0.61	$0.36
Pro forma	$1.24	$0.74	$0.59	$0.34
Diluted earnings per share:
As reported	$1.27	$0.77	$0.60	$0.35
Pro forma	$1.22	$0.73	$0.58	$0.34
Under the Directors’ Stock Compensation Plan, all independent Directors who are elected or re-elected to the Board will receive 6,000 shares (after giving effect to a two-for-one stock split declared on December 9, 2004) of common stock of the Company, subject to certain restrictions including restrictions on transfer. During the 2005 and 2004 thirty nine week periods, a total of 6,000 and 18,000 shares, respectively, of the Company’s common stock were issued to members of the Board of Directors upon their re-election at the 2005 and 2004 annual shareholders’ meetings. During the thirty nine and thirteen week periods ended September 24, 2005 and September 25, 2004, the Company reported $193,000 and $402,000, respectively, in compensation expense representing the fair market value of these share awards.
(7) Comprehensive Income
The following table includes the components of comprehensive income for the thirty nine and thirteen week periods ended September 24, 2005 and September 25, 2004 (in thousands):

	Thirty Nine Weeks Ended		Thirteen Weeks Ended
	Sept. 24,	Sept. 25,	Sept. 24,	Sept. 25,
	2005	2004	2005	2004
Net income	$76,996	$47,306	$35,625	$21,614
Unrealized holding gains (losses) on available -for-sale investments, net of income taxes	(229)	(130)	(120)	8

Comprehensive income	$76,767	$47,176	$35,505	$21,622

Accumulated other comprehensive loss at September 24, 2005 of $182,000 represents the unrealized holding losses on available-for-sale investments of $282,000, net of related income tax benefits of $100,000.
(8) Commitments and Contingencies
At September 24, 2005, Landstar had $27,219,000 of letters of credit outstanding under the Company’s revolving credit facility and $39,210,000 of letters of credit secured by investments held at the Company’s insurance segment. The short-term investments of $22,617,000 combined with $18,542,000 of the non-current portion of investment grade bonds included in other assets at September 24, 2005, provide collateral for the $39,210,000 of letters of credit issued to guarantee payment of insurance claims.
On November 1, 2002, the Owner Operator Independent Drivers Association, Inc. (“OOIDA”) and six individual Independent Contractors (the “Plaintiffs”) filed a putative class action complaint (the “Complaint”) in the United

States District Court for the Middle District of Florida (the “Court”) in Jacksonville, Florida, against the Company. The Complaint alleges that certain aspects of the Company’s motor carrier leases with its Independent Contractors violate certain federal leasing regulations and seeks injunctive relief, an unspecified amount of damages and attorney’s fees. On March 8 and June 4, 2004, the Court dismissed all claims of one of the six individual Plaintiffs on the grounds that the ICC Termination Act (the “Act”) is not applicable to leases signed before the Act’s January 1, 1996, effective date, and dismissed all claims of all remaining Plaintiffs against four of the seven Company entities previously named as defendants. Claims currently survive against the following Company entities: Landstar Inway, Inc., Landstar Ligon, Inc. and Landstar Ranger, Inc. (the “Defendants”). With respect to the remaining claims, the June 4, 2004 order held that the Act created a private right of action to which a four-year statute of limitation applies. On April 7, 2005, Plaintiffs filed an Amended Complaint that included additional allegations with respect to violations of certain federal leasing regulations. On April 18 and June 10, 2005, Defendants filed motions for partial summary judgment to address the claims of the Amended Complaint. On August 30, 2005, the Court granted a motion by Plaintiffs to certify the case as a class action, and set trial for the April 2006 trial term. On October 19, 2005, the U.S. Court of Appeals for the Eleventh Circuit denied the Defendants’ petition for permission to file an interlocutory appeal of the class-certification order. The District Court is expected to rule prior to trial on the pending motions for summary judgment.
Due to a number of factors, including resolution of the pending motions for summary judgment, the incomplete state of discovery in this matter, particularly with respect to classwide discovery issues, and the lack of litigated final judgments in a number of similar cases or otherwise applicable precedents, the Company does not believe it is in a position to conclude whether or not there is a reasonable possibility of an adverse outcome in this case or what damages, if any, Plaintiffs would be awarded should they prevail on all or any part of their claims. However, the Company believes it has meritorious defenses, including to the expanded allegations in the Amended Complaint, and it intends to continue asserting these defenses vigorously.
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
FORWARD-LOOKING STATEMENTS
The following is a “safe harbor” statement under the Private Securities Litigation Reform Act of 1995. Statements contained in this document that are not based on historical facts are “forward-looking statements.” This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Form 10-Q statement contain forward-looking statements, such as statements which relate to Landstar’s business objectives, intentions, plans, strategies and expectations. Terms such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “may,” “should,” “could,” “will,” the negative thereof and similar expressions are intended to identify forward-looking statements. Such statements are by nature subject to uncertainties and risks, including but not limited to: the operational, financial or legal risks or uncertainties detailed in Landstar’s Form 10-K for the 2004 fiscal year, described in the section Factors That May Affect Future Results and/or Forward-Looking Statements, in this report or in Landstar’s other Securities and Exchange Commission filings from time to time. These risks and uncertainties could cause actual results or events to differ materially from historical results or those anticipated. Investors should not place undue reliance on such forward-looking statements and the Company undertakes no obligation to publicly update or revise any forward-looking statements.

Introduction
Landstar System, Inc. and its subsidiary, Landstar System Holdings, Inc. (together, referred to herein as “Landstar” or the “Company”), provide transportation services to a variety of market niches throughout the United States and to a lesser extent in Canada, and between the United States, Canada, Mexico and, to a lesser extent, other countries through its operating subsidiaries. Landstar’s business strategy is to be a non-asset based provider of transportation capacity and logistics services delivering safe, specialized transportation services globally utilizing a network of independent commission sales agents and third party capacity providers. Landstar focuses on providing transportation services which emphasize customer service and information coordination among its independent commission sales agents, customers and capacity providers. The Company markets its services primarily through independent commission sales agents and utilizes exclusively third party capacity providers to transport customers’ freight. The nature of the Company’s business is such that a significant portion of its operating costs varies directly with revenue. The Company has three reportable business segments. These are the carrier, global logistics (formerly multimodal) and insurance segments.
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
The global logistics segment is comprised of Landstar Global Logistics, Inc. and its subsidiaries, Landstar Logistics, Inc. and Landstar Express America, Inc. Transportation services provided by the global logistics segment include the arrangement of multimodal (ground, air, ocean and rail) moves, contract logistics, truck brokerage and emergency and expedited ground, air and ocean freight. The global logistics segment markets its services primarily through independent commission sales agents and utilizes capacity provided by Independent Contractors and other third party capacity providers, including truck brokerage carriers, railroads, air and ocean cargo carriers.
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

Management monitors business activity by tracking the number of loads (volume) and revenue per load generated by the carrier and global logistics segments. In addition, management tracks revenue per revenue mile, average length of haul and total revenue miles at the carrier segment. Revenue per revenue mile and revenue per load (collectively, price) as well as the number of loads, can be influenced by many factors which do not necessarily indicate a change in price or volume. Those factors include the average length of haul, freight type, special handling and equipment requirements and delivery time requirements. The following table summarizes this data by reportable segment:

	Thirty Nine Weeks Ended		Thirteen Weeks Ended
	Sept. 24,	Sept. 25,	Sept. 24,	Sept. 25,
	2005	2004	2005	2004
Carrier Segment:
External revenue generated through (in thousands):
Independent Contractors	$906,581	$879,730	$307,359	$301,639
Other third party truck capacity providers	291,033	174,286	106,734	67,182

	$1,197,614	$1,054,016	$414,093	$368,821

Revenue per revenue mile	$1.85	$1.76	$1.92	$1.78
Revenue per load	$1,484	$1,351	$1,545	$1,424
Average length of haul (miles)	803	766	806	798
Number of loads	807,000	780,000	268,000	259,000

Global Logistics Segment:
External revenue generated through (in thousands):
Independent Contractors (1)	$91,508	$72,066	$56,173	$38,178
Other third party truck capacity providers	285,369	201,882	130,704	83,104
Rail, air, ocean and bus carriers (2)	119,892	79,846	67,304	29,225

	$496,769	$353,794	$254,181	$150,507

Revenue per load (3)	$1,489	$1,399	$1,498	$1,443
Number of loads (3)	241,000	233,000	83,000	85,000

(1)	Includes revenue from freight hauled by carrier segment Independent Contractors for global logistics customers.

(2)	Included in the 2005 thirty nine and thirteen week periods was $24,471,000 of revenue attributable to buses provided under a contract between Landstar Express America, Inc. and the United States Federal Aviation Administration (the “FAA”).

(3)	Number of loads and revenue per load exclude the effect of revenue derived from emergency transportation services provided under the FAA contract.
Also critical to the Company’s success is its ability to secure capacity, particularly truck capacity, at rates that allow the Company to profitably transport customers’ freight. The following table summarizes available truck capacity:

	Sept. 24,	Sept. 25,
	2005	2004
Independent Contractors	7,846	7,758
Other third party truck capacity providers:
Approved and active (1)	13,328	10,324
Other approved	8,178	6,870

	21,506	17,194

Total available truck capacity providers	29,352	24,952

Number of trucks provided by Independent Contractors	8,581	8,644

(1)	Active refers to other third party truck capacity providers who moved at least one load in the 180 days immediately preceding the fiscal quarter end.
Historically, the Company’s carrier segment has primarily relied on capacity provided by Independent Contractors. Pursuant to a continuing plan to augment its available capacity and increase its revenue, the Company has been increasing the carrier segment’s use of capacity provided by other third party truck capacity providers. The percent of consolidated revenue generated through all truck brokerage carriers was 33.6% during the thirty nine week period ended September 24, 2005 and 26.3% during the thirty nine week period ended September 25, 2004.
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
Purchased transportation represents the amount an Independent Contractor or other third party capacity provider is paid to haul freight. The amount of purchased transportation paid to an Independent Contractor is primarily based on a contractually agreed-upon percentage of revenue generated by the haul. Purchased transportation for the brokerage services operations of the carrier segment is based on a negotiated rate for each load hauled. Purchased transportation for the brokerage services operations of the global logistics segment is based on either a negotiated rate for each load hauled or a contractually agreed-upon rate. Purchased transportation for the rail intermodal, air and ocean freight operations of the global logistics segment is based on a contractually agreed-upon fixed rate. Purchased transportation as a percentage of revenue for brokerage services and rail intermodal operations is normally higher than that of Landstar’s other transportation operations. Purchased transportation is the largest component of costs and expenses and, on a consolidated basis, increases or decreases in proportion to the revenue generated through Independent Contractors, other third party capacity providers and revenue from the insurance segment. Commissions to agents are primarily based on contractually agreed-upon percentages of revenue at the carrier segment and of gross profit, defined as revenue less the cost of purchased transportation, at the global logistics segment. Commissions to agents as a percentage of consolidated revenue will vary directly with fluctuations in the percentage of consolidated revenue generated by the carrier segment, the global logistics segment and the insurance segment and with changes in gross profit at the global logistics segment.
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

The following table sets forth the percentage relationships of income and expense items to revenue for the periods indicated:

	Thirty Nine Weeks Ended		Thirteen Weeks Ended
	Sept. 24,	Sept. 25,	Sept. 24,	Sept. 25,
	2005	2004	2005	2004
Revenue	100.0%	100.0%	100.0%	100.0%
Investment income	0.1	0.1	0.1	0.1
Costs and expenses:
Purchased transportation	74.9	74.6	74.4	74.5
Commissions to agents	7.9	7.9	7.9	8.1
Other operating costs	1.6	1.9	1.6	1.6
Insurance and claims	2.0	3.3	1.8	2.6
Selling, general and administrative	5.5	6.2	5.1	5.8
Depreciation and amortization	0.7	0.7	0.6	0.7

Total costs and expenses	92.6	94.6	91.4	93.3

Operating income	7.5	5.5	8.7	6.8
Interest and debt expense	0.2	0.1	0.1	0.2

Income before income taxes	7.3	5.4	8.6	6.6
Income taxes	2.8	2.1	3.3	2.5

Net income	4.5%	3.3%	5.3%	4.1%

THIRTY NINE WEEKS ENDED SEPTEMBER 24, 2005 COMPARED TO THIRTY NINE WEEKS ENDED SEPTEMBER 25, 2004
Revenue for the 2005 thirty nine week period was $1,717,386,000, an increase of $287,174,000, or 20.1%, over the 2004 thirty nine week period. The increase was attributable to increased revenue of $143,598,000, $142,975,000 and $601,000 at the carrier, global logistics and insurance segments, respectively. With respect to the carrier segment, revenue per load increased approximately 10% in the 2005 thirty nine week period while the number of loads delivered in the 2005 thirty nine week period increased approximately 3%. The average length of haul per load at the carrier segment increased approximately 5% and revenue per revenue mile increased approximately 5%. Included in revenue at the global logistics segment for the 2005 and 2004 thirty nine week periods was $137,887,000 and $27,887,000, respectively, of revenue related to disaster relief efforts for the storms that impacted the United States. These emergency transportation services were provided primarily under a contract between Landstar Express America, Inc. and the United States Federal Aviation Administration (the “FAA”). Excluding the number of loads and revenue related to disaster relief efforts provided by the global logistics segment in the 2005 and 2004 thirty nine week periods, the number of loads delivered by the global logistics segment in the 2005 thirty nine week period increased approximately 3% and revenue per load increased approximately 6% over the 2004 period.
Investment income at the insurance segment was $2,087,000 and $879,000 in the 2005 and 2004 periods, respectively. The increase in investment income was primarily due to an increased rate of return, attributable to a general increase in interest rates, on investments held by the insurance segment and an increased average amount of interest bearing investments.
Purchased transportation was 74.9% and 74.6% of revenue in 2005 and 2004, respectively. The increase in purchased transportation as a percentage of revenue was primarily attributable to increased truck brokerage revenue, which tends to have a higher cost of purchased transportation, partially offset by increased third party truck brokerage services provided for disaster relief efforts under the FAA contract which tends to have a lower cost of purchased transportation as a percentage of revenue. Commissions to agents were 7.9% of revenue in both 2005 and 2004. Other operating costs were 1.6% and 1.9% of revenue in 2005 and 2004, respectively. The decrease in other operating costs as a percentage of revenue was primarily attributable to increased third party truck brokerage revenue, which does not incur significant other operating costs, decreased rent expense for company provided trailing equipment, which reflected an increase in the number of company owned trailers as opposed to leased, and reduced rental rates on trailers leased. Insurance and claims were 2.0% of revenue in 2005 compared with 3.3% of revenue in 2004. The decrease in insurance and claims as a percentage of revenue was primarily attributable to $7,600,000 of costs incurred to settle one severe accident that occurred early in the first quarter of 2004, favorable development of prior year claims in the current year and increased third party truck brokerage revenue which has a lower claims risk profile. Selling, general and administrative costs were 5.5% of revenue in 2005 compared with 6.2% of revenue in 2004. The decrease in selling, general and administrative costs as a percentage of revenue was primarily attributable to the effect of increased revenue. Depreciation and amortization was 0.7% of revenue in both 2005 and 2004.
Interest and debt expense was 0.2% and 0.1% of revenue in 2005 and 2004, respectively. The increase in interest and debt expense as a percentage of revenue was primarily attributable to increased interest rates on borrowings under the Company’s revolving credit facility and increased capital lease obligations, partially offset by the effect of increased revenue.
The provisions for income taxes for the 2005 and 2004 thirty nine week periods were based on estimated full year combined effective income tax rates of approximately 38.4% and 38.3%, respectively, which are higher than the statutory federal income tax rate primarily as a result of state income taxes and the meals and entertainment exclusion. The increase in the combined effective income tax rate is primarily attributable to changes in the tax law enacted by a number of states in which the Company operates.
Net income in the 2005 period was $76,996,000, or $1.30 per common share ($1.27 per diluted share), which included approximately $24,177,000 of operating income related to the $137,887,000 of revenue for emergency transportation services provided primarily under the FAA contract. The $24,177,000 of operating income, net of related income taxes, increased net income approximately $14,893,000, or $0.25 per common share ($0.25 per diluted share). Net income for the 2004 period was $47,306,000, or $0.79 per common share ($0.77 per diluted share), which included the $7,600,000 charge to settle one accident referenced above. This charge, net of related income tax benefits, reduced 2004 net income by $4,900,000, or $0.08 per common share ($0.08 per diluted share). Also included in net income for the 2004 thirty nine week period was $5,100,000 of operating income related to the $27,887,000 of revenue for emergency transportation services provided primarily under the FAA contract. The $5,100,000 of operating income, net of related income taxes, increased net income approximately $3,100,000, or $0.05 per common share ($0.05 per diluted share) in the 2004 thirty nine week period.
THIRTEEN WEEKS ENDED SEPTEMBER 24, 2005 COMPARED TO THIRTEEN WEEKS ENDED SEPTEMBER 25, 2004
Revenue for the 2005 thirteen week period was $676,070,000, an increase of $149,187,000, or 28.3%, compared to the 2004 thirteen week period. The increase was attributable to increased revenue of $45,272,000, $103,674,000 and $241,000 at the carrier, global logistics and insurance segments, respectively. With respect to the carrier segment, revenue per load increased approximately 8% in the 2005 thirteen week period while the number of loads delivered in the 2005 thirteen week period increased approximately 3%. The average length of haul per load at the carrier segment increased approximately 1% and revenue per revenue mile increased approximately 8%. Included in revenue at the global logistics segment for the 2005 and 2004 thirteen week periods was $129,812,000 and $27,887,000, respectively, of revenue related to disaster relief efforts provided under the contract with the FAA. Excluding the number of loads and revenue related to disaster relief efforts provided by the global logistics segment in the 2005 and 2004 thirteen week periods, the number of loads delivered by the global logistics segment in the 2005 thirteen week period decreased approximately 2% and revenue per load increased approximately 4% over the 2004 period. The decrease in the number of loads delivered by the global logistics segment was attributable to a decline in the amount of freight moved under the segment’s less-than-truckload substitute line haul service offering.
Investment income at the insurance segment was $852,000 and $337,000 in the 2005 and 2004 periods, respectively. The increase in investment income was primarily due to an increased rate of return, attributable to a general increase in interest rates, on investments held by the insurance segment and an increased average amount of interest bearing investments.
Purchased transportation was 74.4% and 74.5% of revenue in 2005 and 2004, respectively. The decrease in purchased transportation as a percentage of revenue was primarily attributable to truck brokerage revenue provided for disaster relief services under the FAA contract which tends to have a lower cost of purchased transportation as a percentage of revenue. The decrease in purchased transportation as a percentage of revenue was partially offset by an increase in non-disaster relief truck brokerage revenue, which tends to have a higher cost of purchased transportation. Commissions to agents were 7.9% and 8.1% of revenue in 2005 and 2004, respectively, primarily as a result of commissions related to disaster relief services under the FAA contract which has a lower cost as a percentage of revenue. Other operating costs were 1.6% of revenue in both 2005 and 2004. Insurance and claims were 1.8% of revenue in 2005 compared with 2.6% of revenue in 2004. The decrease in insurance and claims as a percentage of revenue was primarily attributable to lower average severity with respect to certain of the independent contractor programs reinsured by the Company’s insurance segment and increased revenue hauled by other third party truck capacity providers which generally has a lower claims risk profile. Selling, general and administrative costs were 5.1 % of revenue in 2005 compared with 5.8% of revenue in 2004. The decrease in selling, general and administrative costs as a percentage of revenue was primarily attributable to the effect of increased revenue. Depreciation and amortization was 0.6% of revenue in 2005 and 0.7% of revenue in 2004. The decrease in depreciation and amortization as a percentage of revenue was primarily attributable to the effect of increased revenue.
Interest and debt expense was 0.1% and 0.2% of revenue in 2005 and 2004, respectively. The decrease in interest and debt expense as a percentage of revenue was primarily attributable to the effect of increased revenue, partially offset by an increase in interest rates on the Company’s revolving credit facility and increased capital lease obligations.
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
Net income in the 2005 thirteen week period was $35,625,000, or $0.61 per common share ($0.60 per diluted share), which included approximately $22,672,000 of operating income related to the $129,812,000 of revenue for emergency transportation services provided primarily under the FAA contract. The $22,672,000 of operating income, net of related income taxes, increased net income approximately $13,966,000, or $0.24 per common share ($0.23 per diluted share). Net income for the 2004 thirteen week period was $21,614,000, or $0.36 per common share ($0.35 per diluted share). Included in net income for the 2004 thirteen week period was $5,100,000 of operating income related to the $27,887,000 of revenue for emergency transportation services provided primarily under the FAA contract. The $5,100,000 of operating income, net of related income taxes, increased net income approximately $3,100,000, or $0.05 per common share ($0.05 per diluted share) in the 2004 thirteen week period.
USE OF NON-GAAP FINANCIAL MEASURES
In this quarterly report on Form 10-Q, Landstar provided the following information that may be deemed non-GAAP financial measures: (1) revenue per load for the global logistics segment excluding revenue and loads related to emergency transportation services provided primarily under a contract with the FAA and (2) the percentage change in revenue per load for the global logistics segment excluding revenue and loads related to emergency transportation services provided primarily under a contract with the FAA as compared to revenue per load for the global logistics segment for the corresponding prior year period. This financial information should be considered in addition to, and not as a substitute for, the corresponding GAAP financial information also presented in this Form 10-Q.
Management believes that it is appropriate to present this financial information for the following reasons: (1) a significant portion of the emergency transportation services were provided under the FAA contract on the basis of a daily rate for the use of transportation equipment in question, and therefore load and per load information is not necessarily available or appropriate for a significant portion of the related revenue, (2) disclosure of the effect of the emergency transportation services provided by Landstar relating to disaster relief efforts for the storms that impacted the United States will allow investors to better understand the underlying trends in Landstar’s financial condition and results of operations, (3) this information will facilitate comparisons by investors of Landstar’s results as compared to the results of peer companies and (4) management considers this financial information in its decision making.
CAPITAL RESOURCES AND LIQUIDITY
Shareholders’ equity was $201,441,000 at September 24, 2005, compared to $212,839,000 at December 25, 2004. The decrease in shareholders’ equity was primarily a result of the purchase of 2,873,053 shares of the Company’s common stock at a total cost of $95,600,000 and the distribution of its first ever cash dividend, partially offset by net income for the 2005 thirty nine week period and proceeds related to the exercise of stock options. On July 28, 2005, the Company’s Board of Directors authorized the purchase of up to an additional 2,000,000 shares of its common stock from time to time in the open market and in privately negotiated transactions. As of September 24, 2005, the Company was authorized to purchase up to an additional 2,525,227 shares of its common stock under its authorized stock purchase programs. Shareholders’ equity was 66% of total capitalization (defined as total debt plus equity) at September 24, 2005 compared to 70% at December 25, 2004.
Long-term debt including current maturities was $105,452,000 at September 24, 2005, $13,362,000 higher than at December 25, 2004, primarily as a result of capital lease additions during the 2005 thirty nine week period.
Working capital and the ratio of current assets to current liabilities were $201,670,000 and 1.67 to 1, respectively, at September 24, 2005, compared with $209,753,000 and 1.87 to 1, respectively, at December 25, 2004. Landstar has historically operated with current ratios within the range of 1.5 to 1 to 2.0 to 1. Cash provided by operating activities was $147,751,000 in the 2005 thirty nine week period compared with $58,804,000 in the 2004 thirty nine week period. The increase in cash flow provided by operating activities was primarily attributable to the timing of collections of trade accounts receivable.
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
At September 24, 2005, the Company had $65,000,000 in borrowings outstanding and $27,219,000 of letters of credit outstanding under the Fourth Amended and Restated Credit Agreement. At September 24, 2005, there was $132,781,000 available for future borrowings under the Company’s Fourth Amended and Restated Credit Agreement. In addition, the Company has $39,210,000 in letters of credit outstanding, as collateral for insurance claims, that are secured by investments and cash equivalents totaling $41,159,000.
On July 28, 2005, the Company’s Board of Directors declared a quarterly dividend of $0.025 per share. Based on the current common shares outstanding, the Company expects to pay dividends of approximately $5,854,000 annually, if a comparable dividend is continued to be paid quarterly. It is the intention of the Board of Directors to pay a comparable quarterly dividend going forward.
Historically, the Company has generated sufficient operating cash flow to meet its debt service requirements, fund continued growth, both internal and through acquisitions, and to meet working capital needs. As a non-asset based provider of transportation capacity, the Company’s annual capital requirements for operating property are generally for trailers and management information services equipment. In addition, a significant portion of the trailing equipment used by the Company is provided by third party capacity providers and through leases at rental rates that vary with the revenue generated through the use of the leased equipment, thereby reducing the Company’s capital requirements. During the 2005 thirty nine week period, the Company purchased $1,851,000 of operating property and acquired $19,308,000 of trailing equipment by entering into capital leases. Landstar anticipates acquiring approximately $10,000,000 of operating property during the remainder of the 2005 fiscal year either by purchase or by lease financing. It is expected that capital leases will fund any significant acquisitions of Company provided trailing equipment made during the remainder of 2005. The Company does not anticipate any other significant capital requirements in the near future.
Management believes that cash flow from operations combined with the Company’s borrowing capacity under the Fourth Amended and Restated Credit Agreement will be adequate to meet Landstar’s debt service requirements, fund continued growth, both internal and through acquisitions, complete the authorized share purchase program, pay quarterly dividends and meet working capital needs.
LEGAL MATTERS
On November 1, 2002, the Owner Operator Independent Drivers Association, Inc. (“OOIDA”) and six individual Independent Contractors (the “Plaintiffs”) filed a putative class action complaint (the “Complaint”) in the United

States District Court for the Middle District of Florida (the “Court”) in Jacksonville, Florida, against the Company. The Complaint alleges that certain aspects of the Company’s motor carrier leases with its Independent Contractors violate certain federal leasing regulations and seeks injunctive relief, an unspecified amount of damages and attorney’s fees. On March 8 and June 4, 2004, the Court dismissed all claims of one of the six individual Plaintiffs on the grounds that the ICC Termination Act (the “Act”) is not applicable to leases signed before the Act’s January 1, 1996, effective date, and dismissed all claims of all remaining Plaintiffs against four of the seven Company entities previously named as defendants. Claims currently survive against the following Company entities: Landstar Inway, Inc., Landstar Ligon, Inc. and Landstar Ranger, Inc. (the “Defendants”). With respect to the remaining claims, the June 4, 2004 order held that the Act created a private right of action to which a four-year statute of limitation applies. On April 7, 2005, Plaintiffs filed an Amended Complaint that included additional allegations with respect to violations of certain federal leasing regulations. On April 18 and June 10, 2005, Defendants filed motions for partial summary judgment to address the claims of the Amended Complaint. On August 30, 2005, the Court granted a motion by Plaintiffs to certify the case as a class action, and set trial for the April 2006 trial term. On October 19, 2005, the U.S. Court of Appeals for the Eleventh Circuit denied the Defendants’ petition for permission to file an interlocutory appeal of the class-certification order. The District Court is expected to rule prior to trial on the pending motions for summary judgment.
Due to a number of factors, including resolution of the pending motions for summary judgment, the incomplete state of discovery in this matter, particularly with respect to classwide discovery issues, and the lack of litigated final judgments in a number of similar cases or otherwise applicable precedents, the Company does not believe it is in a position to conclude whether or not there is a reasonable possibility of an adverse outcome in this case or what damages, if any, Plaintiffs would be awarded should they prevail on all or any part of their claims. However, the Company believes it has meritorious defenses, including to the expanded allegations in the Amended Complaint, and it intends to continue asserting these defenses vigorously.
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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The allowance for doubtful accounts for both trade and other receivables represents management’s estimate of the amount of outstanding receivables that will not be collected. Historically, management’s estimates for uncollectible receivables have been materially correct. Although management believes the amount of the allowance for both trade and other receivables at September 24, 2005 is appropriate, a prolonged period of low or no economic growth may adversely affect the collection of these receivables. Conversely, a more robust economic environment may result in the realization of some portion of the estimated uncollectible receivables.
Landstar provides for the estimated costs of self-insured claims primarily on an actuarial basis. The amount recorded for the estimated liability for claims incurred is based upon the facts and circumstances known on the balance sheet date. The ultimate resolution of these claims may be for an amount greater or less than the amount estimated by management. Historically, the Company has experienced both favorable and unfavorable development of prior year claims estimates. The Company is continually revising its existing claims estimates as new or revised information becomes available on the status of each claim. During the 2005 thirty nine week period, insurance and claims costs included $1,600,000 of favorable adjustments to prior years claims estimates. During the 2004 thirty nine week period, insurance and claims costs included $2,940,000 of unfavorable adjustments to prior years claims estimates. It is reasonably likely that the ultimate outcome of settling all outstanding claims will be more or less than the estimated claims reserve at September 24, 2005.
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
Borrowings under the Fourth Amended and Restated Credit Agreement bear interest at rates equal to, at the option of Landstar, either (i) the greatest of (a) the prime rate as publicly announced from time to time by JPMorgan Chase

Bank, (b) the three month CD rate adjusted for statutory reserves and FDIC assessment costs plus 1% and (c) the federal funds effective rate plus 1/2%, or (ii) the rate at the time offered to JPMorgan Chase Bank in the Eurodollar market for amounts and periods comparable to the relevant loan plus a margin that is determined based on the level of the Company’s Leverage Ratio, as defined in the Fourth Amended and Restated Credit Agreement. The margin is subject to an increase of 0.125% if the aggregate amount outstanding under the Fourth Amended and Restated Credit Agreement exceeds 50% of the borrowing capacity. As of September 24, 2005, the weighted average interest rate on borrowings outstanding was 3.78%. During the third quarter of fiscal 2005, the average outstanding balance under the Fourth Amended and Restated Credit Agreement was approximately $74,000,000. Based on the borrowing rates in the Fourth Amended and Restated Credit Agreement and the repayment terms, the fair value of the outstanding borrowings as of September 24, 2005 was estimated to approximate carrying value. Assuming that debt levels on the Fourth Amended and Restated Credit Agreement remain at $65,000,000, the balance at September 24, 2005, a hypothetical increase of 100 basis points in current rates provided for under the Fourth Amended and Restated Credit Agreement is estimated to result in an increase in interest expense of $650,000 on an annualized basis.
All amounts outstanding under the Fourth Amended and Restated Credit Agreement are payable on July 8, 2009, the expiration date of the Fourth Amended and Restated Credit Agreement.
The Company’s obligations under the Fourth Amended and Restated Credit Agreement are guaranteed by all but one of Landstar System Holdings, Inc.’s subsidiaries.
Long-term investments, all of which are available-for-sale, consist of investment grade bonds having maturities of up to five years. Assuming that the long-term portion of investments in bonds remains at $18,542,000, the balance at September 24, 2005, a hypothetical increase or decrease in interest rates of 100 basis points would not have a material impact on future earnings on an annualized basis. Short-term investments consist of short term investment grade instruments and the current maturities of investment grade bonds. Accordingly, any future interest rate risk on these short-term investments would not be material.
Item 4. Controls and Procedures
As of the end of the period covered by this report, an evaluation was carried out, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended). Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of September 24, 2005, to provide reasonable assurance that information required to be disclosed by the Company in reports that it filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.
There were no significant changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended September 24, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II
OTHER INFORMATION
Item 1. Legal Proceedings
On November 1, 2002, the Owner Operator Independent Drivers Association, Inc. (“OOIDA”) and six individual Independent Contractors (the “Plaintiffs”) filed a putative class action complaint (the “Complaint”) in the United States District Court for the Middle District of Florida (the “Court”) in Jacksonville, Florida, against the Company. The Complaint alleges that certain aspects of the Company’s motor carrier leases with its Independent Contractors violate certain federal leasing regulations and seeks injunctive relief, an unspecified amount of damages and attorney’s fees. On March 8 and June 4, 2004, the Court dismissed all claims of one of the six individual Plaintiffs on the grounds that the ICC Termination Act (the “Act”) is not applicable to leases signed before the Act’s January 1, 1996, effective date, and dismissed all claims of all remaining Plaintiffs against four of the seven Company entities previously named as defendants. Claims currently survive against the following Company entities: Landstar

Inway, Inc., Landstar Ligon, Inc. and Landstar Ranger, Inc. (the “Defendants”). With respect to the remaining claims, the June 4, 2004 order held that the Act created a private right of action to which a four-year statute of limitation applies. On April 7, 2005, Plaintiffs filed an Amended Complaint that included additional allegations with respect to violations of certain federal leasing regulations. On April 18 and June 10, 2005, Defendants filed motions for partial summary judgment to address the claims of the Amended Complaint. On August 30, 2005, the Court granted a motion by Plaintiffs to certify the case as a class action, and set trial for the April 2006 trial term. On October 19, 2005, the U.S. Court of Appeals for the Eleventh Circuit denied the Defendants’ petition for permission to file an interlocutory appeal of the class-certification order. The District Court is expected to rule prior to trial on the pending motions for summary judgment.
Due to a number of factors, including resolution of the pending motions for summary judgment, the incomplete state of discovery in this matter, particularly with respect to classwide discovery issues, and the lack of litigated final judgments in a number of similar cases or otherwise applicable precedents, the Company does not believe it is in a position to conclude whether or not there is a reasonable possibility of an adverse outcome in this case or what damages, if any, Plaintiffs would be awarded should they prevail on all or any part of their claims. However, the Company believes it has meritorious defenses, including to the expanded allegations in the Amended Complaint, and it intends to continue asserting these defenses vigorously.
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
The following table provides information regarding purchases by Landstar System, Inc. (“LSI”) of its common stock during the period from June 26, 2005 to September 24, 2005, LSI’s third fiscal quarter:

			Total Number of Shares	Maximum Number of
			Purchased as Part of	Shares that May Yet Be
	Total Number of	Average Price Paid	Publicly Announced	Purchased Under the
Fiscal Period	Shares Purchased	Per Share	Programs	Programs
June 25, 2005				976,900
June 26, 2005 - July 23, 2005	204,773	$33.21	204,773	772,127
July 24, 2005 - August 20, 2005	246,900	$32.97	246,900	2,525,227
August 21, 2005 - September 24, 2005	0		0	2,525,227

Total	451,673	$33.08	451,673

On April 28, 2005, LSI announced that it had been authorized by its Board of Directors to purchase up to an additional 2,000,000 shares of its common stock from time to time in the open market and in privately negotiated transactions.
On July 28, 2005, LSI announced that it had been authorized by its Board of Directors to purchase up to an additional 2,000,000 shares of its common stock from time to time in the open market and in privately negotiated transactions.
No specific expiration date has been assigned to the April 28, 2005 or July 28, 2005 share purchase authorizations.
Item 3. Defaults Upon Senior Securities
None.

Item 4. Submission of Matters to a Vote of Security Holders
None.
Item 5. Other Information
None.
Item 6. Exhibits
The exhibits listed on the Exhibit Index are included as part of this quarterly report on Form 10-Q.

EXHIBIT INDEX
Registrant’s Commission File No.: 0-21238

Exhibit No.	Description

(10)	Material contracts
10.1*	Solicitation, Offer and Award Agreement, dated October 1, 2002, as amended December 20, 2002, January 31, 2003, January 1, 2004, August 26, 2004, August 24, 2005 and September 12, 2005, between the United States Department of Transportation/Federal Aviation Administration and Landstar Express America, Inc.
(31)	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002:
31.1 *	Chief Executive Officer certification, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 *	Chief Financial Officer certification, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32)	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.1 **	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 **	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

**	Furnished herewith

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LANDSTAR SYSTEM, INC.
Date: November 3, 2005	/s/ Henry H. Gerkens
Henry H. Gerkens President and Chief Executive Officer

Date: November 3, 2005	/s/ Robert C. LaRose
Robert C. LaRose
Executive Vice President and Chief Financial Officer