Form 10-K
period 2005-12-31
LANDSTAR SYSTEM INC
filed 2006-03-10
CIK 853816

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2005
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 0-21238

Landstar System, Inc.
(Exact name of registrant as specified in its charter)

Delaware	06-1313069
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

13410 Sutton Park Drive South Jacksonville, Florida (Address of principal executive offices)	32224 (Zip Code)

(904) 398-9400
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
None

Securities Registered Pursuant to Section 12(g) of the Act:
Common Stock, $0.01 Par Value
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one)

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant was $1,600,997,000 (based on the per share closing price on June  24, 2005, the last business day of the Company’s second fiscal quarter, as reported by the NASDAQ National Market System). In making this calculation, the registrant has assumed, without admitting for any purpose, that all directors and executive officers of the registrant, and no other persons, are affiliates.

The number of shares of the registrant’s common stock, par value $.01 per share (the “Common Stock”), outstanding as of the close of business on March 7, 2006 was 58,973,419.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following document are incorporated by reference in this Form 10-K as indicated herein:

Part of 10-K
Document	into Which Incorporated

Proxy Statement relating to Landstar System, Inc.’s Annual Meeting of Stockholders to be held on May 4, 2006	Part III

LANDSTAR SYSTEM, INC.
2005 ANNUAL REPORT ON FORM 10-K

PART I

Item 1.	Business

General

Landstar System, Inc. was incorporated in January 1991 under the laws of the State of Delaware. It acquired all of the capital stock of its predecessor, Landstar System Holdings, Inc. (“LSHI”) on March 28, 1991. LSHI owns directly or indirectly all of the common stock of Landstar Ranger, Inc. (“Landstar Ranger”), Landstar Inway, Inc. (“Landstar Inway”), Landstar Ligon, Inc. (“Landstar Ligon”), Landstar Gemini, Inc. (“Landstar Gemini”), Landstar Carrier Services, Inc. (“Landstar Carrier Services”), Landstar Global Logistics, Inc. (“Landstar Global Logistics”), Landstar Logistics, Inc. (“Landstar Logistics”), Landstar Express America, Inc. (“Landstar Express America”), Landstar Contractor Financing, Inc. (“LCFI”), Risk Management Claim Services, Inc. (“RMCS”) and Signature Insurance Company (“Signature”). Landstar Ranger, Landstar Inway, Landstar Ligon, Landstar Gemini, Landstar Carrier Services, Landstar Global Logistics, Landstar Logistics and Landstar Express America are collectively herein referred to as Landstar’s “Operating Subsidiaries.” Landstar System, Inc., LSHI, LCFI, RMCS, Signature and the Operating Subsidiaries are collectively referred to herein as “Landstar” or the “Company,” unless the context otherwise requires. The Company’s principal executive offices are located at 13410 Sutton Park Drive South, Jacksonville, Florida 32224 and its telephone number is (904) 398-9400. The Company makes available free of charge through its website its annual report on Form 10-K, quarterly reports on Form 10-Q, proxy and current reports on Form 8-K as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission (“SEC”). The Company’s website is www.landstar.com. The SEC maintains a website at www.sec.gov that contains the Company’s current and periodic reports, proxy and information statements and other information filed electronically with the SEC.

Historical Background

In March 1991, Landstar acquired LSHI in a buy-out organized by Kelso & Company, Inc. (“Kelso”). Investors in the acquisition included Kelso Investment Associates IV, L.P. (“KIA IV”), an affiliate of Kelso, ABS MB Limited Partnership, an affiliate of DB Alex. Brown LLC (formerly known as Alex. Brown & Sons Incorporated), and certain management employees of the Company. In March 1993, Landstar completed a recapitalization which consisted of three principal components: (i) an initial public offering of Common Stock at a price of $13.00 per share, $1.625 per share adjusted for subsequent stock splits, (ii) the retirement of all its outstanding 14% Senior Subordinated Notes, and (iii) the refinancing of the Company’s then existing senior debt facility with a senior bank credit agreement.

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

Description of Business

Landstar is a non-asset based transportation and logistics services company, providing transportation capacity and related transportation services to shippers throughout the United States, and to a lesser extent, in Canada, and between the United States and Canada, Mexico and other countries. These business services emphasize safety, information coordination and customer service and are delivered through a network of independent commission sales agents and third party capacity providers linked together by a series of technological applications which are provided and coordinated by the Company. The Company’s independent commission sales agents typically enter into non-exclusive contractual arrangements with Landstar and are responsible for locating freight, making that freight available to Landstar’s capacity providers and coordinating the transportation of the freight with customers and capacity providers. The Company’s third party capacity providers consist of independent contractors who provide truck capacity to the Company under exclusive lease arrangements (the “Business Capacity Owner Independent Contractors” or “BCO Independent Contractors”), unrelated trucking companies who provide truck capacity to the Company under non-exclusive contractual arrangements (the “Truck Brokerage Carriers”), air cargo carriers, ocean cargo carriers, railroads and unrelated bus providers. Through this network of agents and capacity providers, Landstar operates a transportation services business throughout North America with revenue exceeding $2.5 billion during the most recently completed fiscal year.

Landstar provides transportation services to a variety of industries, including iron and steel, automotive products, paper, lumber and building products, aluminum, chemicals, foodstuffs, heavy machinery, retail, electronics, ammunition and explosives and military hardware. In addition, Landstar provides transportation services to other transportation companies including logistics and less-than-truckload service providers. Landstar’s transportation services include a full array of truckload transportation utilizing a wide range of specialized equipment including dry vans of various sizes, flatbeds (including drop decks and light specialty trailers), temperature-controlled vans and containers. In addition, Landstar provides dedicated contract and logistics solutions, including freight optimization and less than truckload freight consolidations. Landstar also provides truck brokerage, expedited land and air delivery of time-critical freight and the movement of containers via ocean.

Landstar focuses on providing transportation and logistics services which emphasize customer service and information coordination among its independent commission sales agents, customers and capacity providers. Landstar intends to continue developing appropriate systems and technologies that offer integrated transportation and logistics solutions to meet the total transportation needs of its customers.

The Company has three reportable business segments. These are the carrier, global logistics (formerly multimodal) and insurance segments. The financial information relating to the Company’s reportable business segments as of and for the fiscal years ending 2005, 2004 and 2003 is included in Footnote 12 of Item 8, “Financial Statements and Supplementary Data” of this Form 10-K.

The carrier segment consists of Landstar Ranger, Landstar Inway, Landstar Ligon, Landstar Gemini and Landstar Carrier Services. The carrier segment primarily provides transportation services to the truckload market for a wide range of general commodities over irregular or non-repetitive routes utilizing dry and specialty vans and unsided trailers, including flatbed, drop deck and specialty. It also provides short-to-long haul movement of containers by truck, dedicated power-only truck capacity and truck brokerage. The carrier segment markets its services primarily through independent commission sales agents and utilizes tractors and in certain instances trailers provided by BCO Independent Contractors and Truck Brokerage Carriers. Carrier segment independent commission sales agents generally receive a percentage of the revenue they generate if the load is hauled by a BCO Independent Contractor and a contractually agreed upon percentage of the revenue or gross profit, defined as revenue less the cost of purchased transportation, from each load they generate if hauled by a Truck Brokerage Carrier.

The nature of the carrier segment business is such that a significant portion of its operating costs varies directly with revenue. At December 31, 2005, the carrier segment operated a fleet of 8,321 tractors, provided by 7,642 BCO Independent Contractors, and 13,419 trailers. Approximately 4,826 of the trailers available to the carrier segment are provided by BCO Independent Contractors, 2,036 are leased by the Company at rental rates that vary with the revenue generated through the trailer, 4,867 are owned by the Company, 1,597 are under a long-term rental arrangement at a fixed rate, and 93 are rented on a short-term basis from trailer rental companies. In addition, the Company has over 22,000 qualified Truck Brokerage Carriers who provide additional tractor and trailer capacity. Over 14,000 of these qualified Truck Brokerage Carriers have moved at least one load of freight for the Company during the 180 day period immediately preceding December 31, 2005. The use of BCO Independent Contractors, Truck Brokerage Carriers and other third party capacity providers enables the carrier segment to utilize a large fleet of revenue equipment while minimizing capital investment and fixed costs, thereby enhancing return on investment. BCO Independent Contractors who provide a tractor receive a percentage of the revenue generated for the freight hauled and a larger percentage of such revenue for providing both a tractor and a trailer. Truck Brokerage Carriers are paid a negotiated rate for each load they haul. The carrier segment’s network of over 1,000 independent commission sales agent locations provides an in-market presence throughout the continental United States and Canada.

The global logistics segment is comprised of Landstar Global Logistics and its subsidiaries, Landstar Logistics and Landstar Express America. Transportation and logistics services provided by the global logistics segment include the arrangement of multimodal (ground, air, ocean and rail) moves, contract logistics, truck brokerage and emergency and expedited ground, air and ocean freight. The global logistics segment markets its services primarily through independent commission sales agents and utilizes capacity provided by BCO Independent Contractors and other third party capacity providers, including Truck Brokerage Carriers, railroads, air and ocean cargo carriers and bus providers. Global logistics independent commission sales agents generally receive a percentage of the gross profit from each load they generate. BCO Independent Contractors who provide truck capacity to the global logistics segment are compensated based on a percentage of the revenue generated by the haul depending on the type and timing of the shipment. Truck Brokerage Carriers are paid either a negotiated rate for each load they haul or a contractually agreed-upon fixed amount per load. Railroads, air and ocean cargo carriers generally receive a contractually fixed amount per load and bus providers receive a negotiated rate per mile or per day.

The nature of the global logistics segment business is such that a significant portion of its operating costs also varies directly with revenue. At December 31, 2005, the global logistics segment operated a fleet of 407 trucks, provided by approximately 369 BCO Independent Contractors. Global logistics segment BCO Independent Contractors primarily provide cargo vans and straight trucks that are utilized for emergency and expedited freight services. The global logistics segment’s network of over 130 independent commission sales agents provide over 130 sales locations. Approximately 25% of the global logistics segment’s revenue is contributed by one independent commission sales agent who derives the majority of his revenue from 2 customers. During the fiscal years 2005 and 2004, 35% and 12%, respectively, of the global logistics segment’s revenue was derived from disaster relief services provided under a contract between Landstar Express America and the United States Department of Transportation/Federal Aviation Administration (the “FAA Contract”).

The insurance segment is comprised of Signature Insurance Company (“Signature”), a wholly-owned offshore insurance subsidiary, and Risk Management Claim Services, Inc. The insurance segment provides risk and claims management services to Landstar’s operating subsidiaries. In addition, it reinsures certain risks of the Company’s BCO Independent Contractors and provides certain property and casualty insurance directly to Landstar’s operating subsidiaries.

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

The typical Landstar agent maintains a relationship with a number of shippers and services these shippers by providing a base of operations for the Company’s BCO Independent Contractors and other third party capacity providers. Independent commission sales agents in the carrier segment receive a commission generally between 5% and 8% of the revenue they generate if the load is hauled by a BCO Independent Contractor and a contractually agreed-upon percentage of the revenue or the gross profit, defined as revenue less the cost of purchased transportation, from each load they generate if hauled by a Truck Brokerage Carrier. In most cases, the carrier segment independent commission sales agents are paid volume-based incentives. Global logistics independent commission sales agents are typically paid a contractually agreed-upon percentage of the gross profit from each load they generate.

The Company’s primary day to day contact with its customers is through its agents and not through employees of the Company. Nevertheless, it is important to note that Operating Subsidiaries contract directly with customers and generally assume the credit risk and liability for freight losses or damages.

The carrier segment’s independent commission sales agents use the Company’s Landstar Electronic Administrative Dispatch System (LEADS) software program which enables these agents to enter available freight, dispatch capacity and process most administrative procedures and then communicate that information to Landstar and its capacity providers via the internet. The global logistics segment’s independent commission sales agents use other Landstar proprietary software to process customer shipments and communicate the necessary information to third party capacity providers and Landstar. The Company’s web-based available freight and truck information system provides a listing of available trucks to the Company’s independent commission sales agents.

The Operating Subsidiaries emphasize programs to support the agents’ operations and to establish pricing parameters. The carrier segment and global logistics segment maintain regular contact with their independent commission sales agents and Landstar holds an annual company-wide agent convention.

During 2005, 466 agents generated revenue for Landstar of at least $1 million each, or approximately $2.4 billion of Landstar’s total revenue, and one agent generated approximately $197,000,000 of Landstar’s total revenue.

Although the Company generally enters into non-exclusive contractual relationships with its independent commission sales agents, management believes that the majority of the agents who generate revenue of $1 million or more choose to represent Landstar exclusively. Historically, Landstar has experienced very limited agent turnover among its larger-volume agents.

Capacity

The Company relies exclusively on independent third parties for its hauling capacity. These third party capacity providers consist of BCO Independent Contractors, Truck Brokerage Carriers, air and ocean cargo carriers, railroads and bus providers. Landstar’s use of capacity provided by its BCO Independent Contractors and other third party capacity providers allows it to maintain a lower level of capital investment, resulting in lower fixed costs. Historically, with the exception of air revenue, the margin generated from freight hauled by BCO Independent Contractors has been greater than from freight hauled by other third party capacity providers.

BCO Independent Contractors.  Management believes the Company has the largest fleet of truckload BCO Independent Contractors in the United States. This provides marketing, operating, safety, recruiting, retention and financial advantages to the Company. The Company’s BCO Independent Contractors are compensated based on a fixed percentage of the revenue generated from the freight they haul. This percentage generally ranges from 60% to 70% where the BCO Independent Contractor provides only a tractor and from 73% to 79% where the BCO Independent Contractor provides both a tractor and a trailer. The BCO Independent Contractor must pay substantially all of the expenses of operating his/her equipment, including driver wages and benefits, fuel, physical damage insurance, maintenance, highway use taxes and debt service.

The Company maintains an internet site through which BCO Independent Contractors can view a complete listing of all the Company’s available freight, allowing them to consider rate, size, origin and destination when planning trips.

The Landstar Contractors’ Advantage Purchasing Program leverages Landstar’s purchasing power to provide discounts to eligible BCO Independent Contractors when they purchase equipment, fuel, tires and other items. In addition, LCFI provides a source of funds at competitive interest rates to the Independent Contractors to purchase primarily trailing equipment and mobile communication equipment.

Trucks provided to the Company by the BCO Independent Contractors were 8,728 at December 31, 2005, compared to 8,677 at December 25, 2004. The number of trucks provided by BCO Independent Contractors fluctuates daily as a result of truck recruiting and truck terminations. Trucks recruited were lower in 2005 than in 2004, however, lower truck terminations in 2005 resulted in a net gain of 51 trucks. Landstar’s truck turnover ratio was approximately 31% in 2005 compared to 35% in 2004. More than half of this turnover was attributable to BCO Independent Contractors who had been BCO Independent Contractors with the Company for less than one year. Management believes that factors that have historically favorably impacted turnover include the Company’s extensive agent network, the Company’s programs to reduce the operating costs of its BCO Independent Contractors and Landstar’s reputation for quality, service and reliability. Management believes that a reduction in the amount of available freight may cause an increase in truck turnover.

Truck Brokerage Carriers.  The Company maintains a database of over 22,000 qualified Truck Brokerage Carriers who provide additional truck hauling capacity to the Company. Truck Brokerage Carriers are paid either a negotiated rate for each load they haul or a contractually agreed-upon amount per load. The Company recruits, qualifies, establishes contracts with, tracks safety ratings and service records of and generally maintains the relationships with these third party trucking companies. In addition to augmenting the Company’s capability during periods of extraordinary demand and traffic lane imbalance, the use of Truck Brokerage Carriers enables the Company to pursue different types and quality of freight such as temperature-controlled, short-haul traffic and, in certain instances, lower priced freight that would generally not be handled by the Company’s BCO Independent Contractors.

The Company maintains an internet site through which Truck Brokerage Carriers can view a listing of all the Company’s freight that is available to be hauled by Truck Brokerage Carriers.

The Landstar SavingsPlus Program leverages Landstar’s purchasing power to provide discounts to eligible Truck Brokerage Carriers when they purchase fuel and equipment and provides the Truck Brokerage Carriers with an electronic payment option.

Third Party Rail, Air, Ocean and Other Capacity.  The Company maintains contractual relationships with various railroads and air cargo capacity providers. These relationships allow the Company to pursue the freight best serviced by these forms of transportation capacity. Railroads and air and ocean cargo carriers are generally paid a contractually fixed amount per load. The Company also contracts with other third party capacity providers, such as air charter and bus companies, when required by specific customer needs.

Diversity of Services Offered

The Company offers its customers a wide range of transportation and logistics services through the Operating Subsidiaries, including a fleet of diverse trailing equipment and extensive geographic coverage. Specialized services offered by the Company include those provided by a large fleet of flatbed trailers, multi-axle trailers capable of hauling extremely heavy or oversized loads, drivers certified to handle ammunition and explosives shipments for the U.S. Department of Defense, emergency and expedited surface and air cargo services and intermodal capability with railroads and, to a lesser extent, steamship lines.

The following table illustrates the diversity of the trailing equipment available to the Company as of December 31, 2005:

Trailers by Type

Vans	9,755
Temperature-controlled	108
Flatbeds, including step decks, drop decks and low boys	3,566

Total	13,429

Customers

The Company has a diversified group of customers. The Company’s top 100 customers accounted for approximately 55% and 53% of the Company’s revenue during fiscal 2005 and 2004, respectively. Management believes that the Company’s overall size, geographic coverage, equipment and service capability offer the Company significant competitive marketing and operating advantages. These advantages allow the Company to meet the needs of even the largest shippers. Increasingly, larger shippers are substantially reducing the number of authorized carriers they use in favor of a small number of “core carriers”, such as the Company, whose size and diverse service capabilities enable these core carriers to satisfy most of the shippers’ transportation needs. Examples of national account customers include the United States Department of Defense, the United States Department of Transportation/Federal Aviation Administration (the “FAA”) and many of the companies included in the Fortune 500. Large shippers are also using third party logistics providers (“3PLs”) to outsource the management and coordination of their transportation needs. In turn, 3PLs require significant amounts of capacity from carriers, such as the Company, to service the needs of customers. In addition, other transportation companies utilize the Company’s transportation capacity to satisfy their obligations to their shippers. There were 13 transportation service providers, including 3PLs, included in the Company’s top 25 revenue generating accounts for the fiscal year ended December 31, 2005. In addition, management believes the Company’s network of agents and third party capacity providers allows it to efficiently attract and service smaller shippers which may not be as desirable to other large transportation providers (see above under “Agent Network”).

Prior to fiscal year 2005, no customer accounted for more than 10% of the Company’s revenue. Historically, the United States Government has been the Company’s largest customer. During 2005 and 2004, revenue derived from the United States Government, which is included as a top 100 customer, was approximately 17% and 9% of revenue, respectively. Included in the revenue derived from the United States Government in both fiscal years was revenue related to disaster relief services provided by the Company for storms that impacted the United States. These disaster relief services were provided primarily under a contract with the FAA. Revenue included $275.9 million and $63.8 million in 2005 and 2004, respectively, under the FAA contract. The FAA contract expires December 31, 2006.

There can be no assurance with respect to the provision of disaster relief services provided by Landstar Express America under a contract with the FAA following the expiration of the FAA contract (see “Expiration of contract with the United States Department of Transportation/Federal Aviation Administration” under Item 1A “Risk Factors”).

The amount of revenue derived under the FAA contract, if any, is dependent on the occurrence of specific events, primarily disasters, natural or otherwise, for which the Company provides emergency transportation services in support of disaster relief efforts undertaken by the United States Government and administered by the FAA. Because of the unpredictable nature of the occurrence and severity of such events, even if Landstar Express America were to enter into a new FAA contract, there can be no assurance that such events will occur, and if such events occur, the extent to which the FAA will require the services of Landstar Express America, if at all.

Technology

Management believes leadership in the development and application of technology is an ongoing part of providing high quality service at competitive prices. The Company’s focus is on developing and implementing software applications which are designed to improve its operational and administrative efficiency, assist its independent commission sales agents in sourcing capacity, assist customers in meeting their transportation needs and to assist its third party capacity providers in identifying desirable freight. Landstar manages its technology programs centrally through its information services department.

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

Corporate Services

Management believes that significant advantages result from the collective expertise and corporate services afforded by Landstar’s corporate management. The primary services provided are:

accounting, budgeting and taxes	quality programs
finance	risk management insurance services
human resource management	safety
legal	strategic planning
purchasing	technology and management information systems

Competition

Landstar competes primarily in the transportation services industry with truckload carriers, intermodal transportation and logistics service providers, railroads, less-than-truckload carriers, third party broker carriers and other non-asset based transportation and logistics service providers. The transportation services industry is extremely competitive and fragmented.

Management believes that competition for the freight transported by the Company is based primarily on service and efficiency and, to a lesser degree, on freight rates alone. Management believes that Landstar’s overall size and availability of a wide range of equipment, together with its geographically-dispersed local independent agent network, present the Company with significant competitive advantages over many transportation and logistics service providers.

Self-Insured Claims

Potential liability associated with accidents in the trucking industry is severe and occurrences are unpredictable. Landstar’s retained liability for individual commercial trucking claims depends on when such claims are incurred. For commercial trucking claims incurred prior to June 19, 2003 and subsequent to March 30, 2004, Landstar retains liability up to $5,000,000 per occurrence. For commercial trucking claims incurred from June 19, 2003 through March 30, 2004, Landstar retains liability up to $10,000,000 per occurrence. The Company also retains liability for each general liability claim up to $1,000,000, $250,000 for each workers’ compensation claim and $250,000 for each cargo claim. The Company’s exposure to liability associated with accidents incurred by Truck Brokerage Carriers and other third party capacity providers who transport freight on behalf of the Company is reduced by various factors including the extent to which they maintain their own insurance coverage. A material increase in the frequency or severity of accidents, cargo or workers’ compensation claims or the unfavorable development of existing claims could be expected to materially adversely affect Landstar’s results of operations.

Insurance Above Self-Insured Retention

The Company has historically maintained insurance coverage above its self-insured retention amounts. For the fiscal year ended and as of December 31, 2005, the Company maintains insurance for liabilities attributable to commercial trucking accidents with third party insurance companies for each and every occurrence in an amount in excess of $200,000,000 per occurrence above the Company’s $5,000,000 self insured retention. Historically, the Company has relied on a limited number of third party insurance companies to provide insurance coverage for commercial trucking claims in excess of specific per occurrence limits, up to various maximum amounts. Over the past few years, the premiums proposed by the third party insurance companies providing coverage for commercial trucking liability insurance over the Company’s self insured retention amounts have varied dramatically. In an attempt to manage the significant fluctuations in the cost of these premiums required by the third party insurance companies, the Company has historically increased or decreased the level of its exposure to commercial trucking claims on a per occurrence basis. To the extent that the third party insurance companies increase their proposed premiums for coverage of commercial trucking claims, the Company may increase its exposure in aggregate or on a per occurrence basis. However, to the extent the third party insurance companies reduce their premiums proposed for coverage of commercial trucking claims, the Company may reduce its exposure in aggregate or on a per occurrence basis.

Regulation

Certain of the Operating Subsidiaries are considered motor carriers which are regulated by the Federal Motor Carrier Safety Administration (the “FMCSA”) and by various state agencies. The FMCSA has broad regulatory powers, with respect to activities such as motor carrier operations, practices, periodic financial reporting and insurance. Subject to federal and state regulatory authorities or regulation, the Company may transport most types of freight to and from any point in the United States over any route selected by the Company.

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

Interstate motor carrier operations are subject to safety requirements prescribed by the FMCSA. Each driver, whether a BCO Independent Contractor or Truck Brokerage Carrier, is required to have a commercial driver’s license and is subject to mandatory drug and alcohol testing. The FMCSA’s commercial driver’s license and drug and alcohol testing requirements have not adversely affected the Company’s ability to source the capacity necessary to meet its customers’ transportation needs.

Seasonality

Landstar’s operations are subject to seasonal trends common to the trucking industry. Results of operations for the quarter ending in March are typically lower than the quarters ending in June, September and December.

Employees

As of December 31, 2005, the Company and its subsidiaries employed 1,285 individuals. Approximately 24 Landstar Ranger drivers (out of a Company total of 8,728 drivers for BCO Independent Contractors) are members of the International Brotherhood of Teamsters. The Company considers relations with its employees to be good.

Item 1A.  Risk Factors

Increased severity or frequency of accidents and other claims.  As noted above in Item 1, “Business — Factors Significant to the Company’s Operations — Self Insured-Claims,” potential liability associated with accidents in the trucking industry is severe and occurrences are unpredictable. Landstar’s retained liability for individual commercial trucking claims depends on when such claims are incurred. For commercial trucking claims incurred prior to June 19, 2003 and subsequent to March 30, 2004, Landstar retains liability up to $5,000,000 per occurrence. For commercial trucking claims incurred from June 19, 2003 through March 30, 2004, Landstar retains liability up to $10,000,000 per occurrence. The Company also retains liability up to $1,000,000 for each general liability claim, $250,000 for each workers compensation claim, and $250,000 for each cargo claim. A material increase in the frequency or severity of accidents, cargo or workers’ compensation claims or the unfavorable development of existing claims could have a material adverse effect on Landstar, including its results of operations and financial condition.

Dependence on third party insurance companies.  As noted above in Item 1, “Business — Factors Significant to the Company’s Operations — Insurance Above Self-Insured Retention,” the Company is dependent on a limited number of third party insurance companies to provide insurance coverage in excess of its self-insured retention amounts. Historically, the Company has maintained insurance coverage for commercial trucking claims in excess of specific per occurrence limits, up to various maximum amounts, with a limited number of third party insurance companies. Over the past three years, the premiums proposed by the third party insurance companies providing coverage for commercial trucking liability insurance above the Company’s self-insured retention amounts have varied dramatically. In an attempt to manage the significant fluctuations in the cost of these premiums required by the third party insurance companies, the Company has historically increased or decreased the level of its exposure to commercial trucking claims on a per occurrence basis. To the extent the third party insurance companies increase their proposed premiums for coverage of commercial trucking liability claims, the Company may increase its exposure or reduce the maximum amount of coverage in aggregate or on a per occurrence basis. However, to the extent the third party insurance companies reduce their premiums proposed for coverage of commercial trucking claims, the Company may reduce its exposure or increase the maximum amount of coverage in aggregate or on a per occurrence basis.

Dependence on independent commission sales agents.  As noted above in Item 1, “Business — Factors Significant to the Company’s Operations — Agent Network,” the Company markets its services primarily through independent commission sales agents, and currently has a network of over 900 such agents. During 2005, 466 agents generated revenue for Landstar of at least $1 million each, or approximately 94% of Landstar’s consolidated revenue and one agent generated approximately $197,000,000, or 8%, of Landstar’s total revenue. Although the Company competes with motor carriers and other third parties for the services of these independent commission sales agents, Landstar has historically experienced very limited agent turnover among its larger-volume agents. However, Landstar’s contracts with its agents are typically terminable upon 10 to 30 days notice by either party and generally do not restrict the ability of a former agent to compete with Landstar following any such termination. The loss of some of the Company’s key agents or a significant decrease in volume generated by Landstar’s larger agents could have a material adverse effect on Landstar, including its results of operations and revenue.

Dependence on third party capacity providers.  As noted above in Item 1, “Business — Factors Significant to the Company’s Operations — Capacity,” Landstar does not own trucks or other transportation equipment (other than trailing equipment) and relies on third party capacity providers, including BCO Independent Contractors, Truck Brokerage Carriers, railroads, and air and ocean cargo carriers to transport freight for its customers. The Company competes with motor carriers and other third parties for the services of BCO Independent Contractors and other third party capacity providers. Freight hauled by BCO Independent Contractors represented 55.9% of Landstar’s revenue in 2005. A significant decrease in available capacity provided by either the Company’s BCO Independent Contractors or other third party capacity providers could have a material adverse effect on Landstar, including its results of operations and revenue.

Change in capacity mix.  Historically, the Company’s carrier segment has primarily relied on capacity provided by BCO Independent Contractors. Pursuant to a plan to augment its available capacity and increase its revenue, the Company has been increasing the carrier segment’s use of capacity provided by Truck Brokerage Carriers. Freight hauled by BCO Independent Contractors represented 55.9%, 64.2% and 69.3% of Landstar’s consolidated revenue in 2005, 2004 and 2003, respectively. Historically, with the exception of air revenue, the net margin (defined as revenue less the cost of purchased transportation and agent commissions) generated from freight hauled by BCO Independent Contractors has been greater than freight hauled by other third party capacity providers. An increase in the amount of revenue generated through other third party capacity providers without an increase in total revenue and/or a corresponding reduction in other costs, including other operating, insurance and claims, selling, general and administrative and depreciation and amortization could have a negative effect on the Company’s operating margin (defined as operating income divided by revenue).

Expiration of contract with the United States Department of Transportation/Federal Aviation Administration.  Historically, the United States Government has been the Company’s largest customer. During fiscal years 2001 through 2003, revenue derived from various departments of the United States Government, primarily the United States Department of Defense, contributed between 5.0% and 7.5% of the Company’s annual revenue. During 2005 and 2004, revenue derived from the United States Government, represented approximately 17% and 9% of consolidated revenue, respectively. Included in revenue derived from United States Government during fiscal years 2005 and 2004 was $275.9 million and $63.8 million of revenue, respectively, related to disaster relief services provided by the Company for storms that impacted the United States. These emergency transportation services were provided primarily under a contract with the FAA. The $275.9 million recognized under the FAA contract during the 2005 fiscal year generated $51.9 million of operating income which, net of related income taxes, increased net income by $31.6 million. The $63.8 million of revenue recognized under the FAA contract during the 2004 fiscal year generated $11.8 million of operating income which, net of related income taxes, increased net income $7.3 million. The FAA contract expires December 31, 2006.

It is expected that the FAA will request proposals from various companies for a new contract regarding disaster relief services to be provided subsequent to 2006. The Company cannot predict whether a request for proposal, if any, will: a) be made to Landstar Express America, b) include pricing and other provisions that are the same or similar to the current contract provisions, or c) if a request for proposal is received by Landstar Express America, there can be no assurances that Landstar Express America would submit a proposal, or if it did, the FAA would select Landstar Express America as the transportation provider for disaster relief services in years subsequent to 2006.

The amount of revenue derived under the FAA contract, if any, is dependent on the occurrence of specific events, primarily disasters, natural or otherwise, for which the Company provides emergency transportation services in support of disaster relief efforts undertaken by the United States Government and administered by the FAA. Because of the unpredictable nature of the occurrence and severity of such events, even if Landstar Express America were to enter into a new FAA contract, there can be no assurance that such events will occur, and if such events occur, the extent to which the FAA will require the services of Landstar Express America, if at all.

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

Substantial industry competition.  As noted above in Item 1, “Business — Factors Significant to the Company’s Operations — Competition,” Landstar competes primarily in the transportation services industry. The transportation services industry is extremely competitive and fragmented. Landstar competes primarily with truckload carriers, intermodal transportation service providers, railroads, less-than-truckload carriers, third party broker carriers and other non-asset based transportation and logistics service providers. Management believes that competition for the freight transported by the Company is based primarily on service and efficiency and, to a lesser degree, on freight rates alone. Historically, competition has created downward pressure on freight rates. A decrease in freight rates could have a material adverse effect on Landstar, including its revenue and operating income.

Dependence on key personnel.  The Company is dependent on the services of certain of its executive officers. Although the Company believes it has an experienced and highly qualified management group, the loss of the services of certain of the Company’s executive officers could have a material adverse effect on the Company.

Disruptions or failures in the Company’s computer systems.  As noted above in Item 1, “Business — Factors Significant to the Company’s Operations — Technology,” the Company’s information technology systems used in connection with its operations are located in Jacksonville, Florida and to a lesser extent in Rockford, Illinois. Landstar relies in the regular course of its business on the proper operation of its information technology systems to link its extensive network of customers, agents and third party capacity providers, including its BCO Independent Contractors. Any significant disruption or failure of its technology systems could significantly disrupt the Company’s operations and impose significant costs on the Company.

Potential changes in fuel taxes.  From time to time, various legislative proposals are introduced to increase federal, state, or local taxes, including taxes on motor fuels. The Company cannot predict whether, or in what form, any increase in such taxes applicable to the transportation services provided by the Company will be enacted and, if enacted, whether or not the Company’s BCO Independent Contractors and Truck Brokerage Carriers would attempt to pass the increase onto the Company or if the Company will be able to reflect this potential increased cost of capacity, if any, in prices to customers. Any such increase in fuel taxes could have a material adverse effect on Landstar, including its results of operations and financial condition. Moreover, competition from other transportation service companies including those that provide non-trucking modes of transportation and intermodal transportation would likely increase if state or federal taxes on fuel were to increase without a corresponding increase in taxes imposed upon other modes of transportation.

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

The Company classifies all of its BCO Independent Contractors and independent commission sales agents as independent contractors for all purposes, including employment tax and employee benefit purposes. There can be no assurance that legislative, judicial, or regulatory (including tax) authorities will not introduce proposals or assert interpretations of existing rules and regulations that would change the employee/independent contractor classification of BCO Independent Contractors or independent commission sales agents currently doing business with the Company. Although management believes that there are no proposals currently pending that would change the employees/independent contractor classification of BCO Independent Contractors or independent commission sales agents currently doing business with the Company, the costs associated with potential changes, if any, with respect to these BCO Independent Contractor classifications could have a material adverse effect on Landstar, including its results of operations and financial condition if Landstar were unable to reflect them in its fee arrangements with the BCO Independent Contractors or independent commission sales agents or in the prices charged to its customers.

Regulatory and legislative changes.  As noted above in Item 1, “Business — Factors Significant to the Company’s Operations — Regulation,” certain of the Operating Subsidiaries are motor carriers which are regulated by the Federal Motor Carrier Safety Administration (FMCSA) and by various state agencies. The trucking industry is subject to possible regulatory and legislative changes (such as increasingly stringent environmental and/or safety/security regulations or limits on vehicle weight and size) that may affect the economics of the industry by requiring changes in operating practices or by changing the demand for common or contract carrier services or the cost of providing truckload services. Any such regulatory or legislative changes could have a material adverse effect on Landstar, including its results of operations and financial condition.

Catastrophic loss of a Company facility.  The Company faces the risk of a catastrophic loss of the use of all or a portion of its facilities located in Jacksonville, Florida and Rockford, Illinois due to hurricanes, flooding, tornados or other weather conditions or natural disasters, terrorist attack or otherwise. The Company’s corporate headquarters and approximately two-thirds of the Company’s employees are located in its Jacksonville, Florida facility and a significant portion of the Company’s operations with respect to the carrier segment and Truck Brokerage Carriers is located in its Rockford, Illinois facility. In particular, a Category 3, 4 or 5 hurricane that impacts the Jacksonville, Florida metropolitan area or a tornado that strikes the Rockford, Illinois area could significantly disrupt the Company’s operations and impose significant costs on the Company.

Although the Company maintains insurance covering its facilities, including business interruption insurance, the Company’s insurance may not be adequate to cover all losses that may be incurred in the event of a catastrophic loss of either the Jacksonville, Florida or Rockford, Illinois facility. In addition, such insurance, including business interruption insurance, could in the future become more expensive and difficult to maintain and may not be available on commercially reasonable terms or at all.

Item 1B.  Unresolved Staff Comments

None

Item 2.	Properties

The Company owns or leases various properties in the U.S. for the Company’s operations and administrative staff that support its independent commission sales agents, BCO Independent Contractors and other third party capacity providers. The carrier segment’s primary facilities are located in Jacksonville, Florida and Rockford, Illinois. The global logistics segment’s primary facility is located in Jacksonville, Florida. In addition, the Company’s corporate headquarters are located in Jacksonville, Florida. The Rockford, Illinois facility is owned by the Company and all other primary facilities are leased.

Management believes that Landstar’s owned and leased properties are adequate for its current needs and that leased properties can be retained or replaced at an acceptable cost.

Item 3.	Legal Proceedings

On November 1, 2002, the Owner Operator Independent Drivers Association, Inc. (“OOIDA”) and six individual BCO Independent Contractors (the “Plaintiffs”) filed a putative class action complaint (the “Complaint”) in the United States District Court for the Middle District of Florida (the “Court”) in Jacksonville, Florida, against the Company. The Complaint alleges that certain aspects of the Company’s motor carrier leases with its BCO Independent Contractors violate certain federal leasing regulations and seeks injunctive relief, an unspecified amount of damages and attorney’s fees. On March 8 and June 4, 2004, the Court dismissed all claims of one of the six individual Plaintiffs on the grounds that the ICC Termination Act (the “Act”) is not applicable to leases signed before the Act’s January 1, 1996, effective date, and dismissed all claims of all remaining Plaintiffs against four of the seven Company entities previously named as defendants. Claims currently survive against the following Company entities: Landstar Inway, Inc., Landstar Ligon, Inc. and Landstar Ranger, Inc. (the “Defendants”). With respect to the remaining claims, the June 4, 2004 order held that the Act created a private right of action to which a four-year statute of limitation applies. On April  7, 2005, Plaintiffs filed an Amended Complaint that included additional allegations with respect to violations of certain federal leasing regulations. On August 30, 2005, the Court granted a motion by Plaintiffs to certify the case as a class action. On October 19, 2005, the U.S. Court of Appeals for the Eleventh Circuit denied the Defendants’ petition for permission to file an interlocutory appeal of the class-certification order.

Discovery is ongoing in the case, which is set for a jury trial in October 2006. On January 13, 2006, the Plaintiffs filed a motion for partial summary judgment on liability. On February 15, 2006, the Defendants filed their opposition to that motion and their own motion for partial summary judgment to address the claims of the Amended Complaint. The Defendants’ motion for partial summary judgment filed February 15, 2006 supersedes and replaces prior motions for partial summary judgment filed with the Court on April 18 and June 10, 2005. On March 6, 2006, the Plaintiffs filed their opposition to the Defendants’ motion for partial summary judgement. The District Court is expected to rule prior to trial on the pending motions for partial summary judgment.

Due to a number of factors, including the unresolved motions for summary judgment, the incomplete state of discovery in this matter, particularly classwide discovery, the absence of final expert reports and the lack of litigated final judgments in a number of similar cases or otherwise applicable precedents, the Company does not believe it is in a position to conclude whether or not there is a reasonable possibility of an adverse outcome in this case or what damages, if any, Plaintiffs would be awarded should they prevail on all or any part of their claims. However, the Company believes it has meritorious defenses, including to the expanded allegations in the Amended Complaint, and it intends to continue asserting these defenses vigorously.

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

No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2005.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Common Stock of the Company is quoted through the National Association of Securities Dealers, Inc. National Market System (the “NASDAQ National Market System”) under the symbol “LSTR.” The following table sets forth the high and low reported sale prices for the Common Stock as quoted through the NASDAQ National Market System for the periods indicated. All historical share- related financial information presented herein has been adjusted to reflect three two-for-one stock splits, each effected in the form of a 100% stock dividend. The first such stock split was distributed on August 12, 2002 to stockholders of record on August 2, 2002, the second such stock split was distributed on November 13, 2003 to stockholders of record on November 3, 2003, and the third such stock split was distributed on January 7, 2005 to stockholders of record on December 28, 2004.

	2005 Market Price		2004 Market Price
Fiscal Period	High	Low	High	Low

First Quarter	$39.250	$29.250	$20.870	$17.000
Second Quarter	35.850	26.750	26.110	20.260
Third Quarter	40.420	27.450	28.590	23.140
Fourth Quarter	44.500	36.100	37.495	27.125

The reported last sale price per share of the Common Stock as quoted through the NASDAQ National Market System on March 7, 2006 was $44.77 per share. As of such date, Landstar had 58,973,419 shares of Common Stock outstanding. As of February 17, 2006, the Company had 87 stockholders of record of its Common Stock. However, the Company estimates that it has a significantly greater number of stockholders because a substantial number of the Company’s shares are held by brokers or dealers for their customers in street name.

On July 28, 2005, Landstar System, Inc. announced that its Board of Directors declared the Company’s first ever cash dividend of $0.025 per share with respect to its outstanding shares of Common Stock. The distribution date for this cash dividend was on August 31, 2005, to stockholders of record on August 17, 2005. On October 13, 2005, Landstar System, Inc. announced that its Board of Directors declared its second quarterly dividend of $0.025 per share. The distribution date for this cash dividend was on November 30, 2005, to stockholders of record at the close of business on November 10, 2005. It is the intention of the Board of Directors to pay a quarterly dividend going forward. No such cash dividends were paid in 2004.

On April 28, 2005, Landstar System, Inc. announced that it had been authorized by its Board of Directors to purchase up to an additional 2,000,000 shares of its Common Stock from time to time in the open market and in privately negotiated transactions.

On July 28, 2005, Landstar System, Inc. announced that it had been authorized by its Board of Directors to purchase up to an additional 2,000,000 shares of its Common Stock from time to time in the open market and in privately negotiated transactions.

At December 31, 2005, Landstar System, Inc. had 2,525,227 shares of Common Stock remaining to be purchased under the authorized share repurchase programs.

The Company did not purchase any shares of its Common Stock during the period from September 24, 2005, the end of the Company’s third fiscal quarter, to December 31, 2005, the end of the Company’s fourth fiscal quarter.

At the May 12, 2005 annual meeting of stockholders, the stockholders of the Company approved an amendment to Article IV of the Company’s Restated Certificate of Incorporation to increase the number of authorized shares of the Company’s Common Stock from 80,000,000 shares to 160,000,000 shares.

The Company maintains three stock option plans and one stock compensation plan. The following table presents information related to securities authorized for issuance under these plans at December 31, 2005:

			Number of Securities
	Number of Securities		Remaining Available for
	to be Issued Upon	Weighted-Average	Future Issuance Under
	Exercise of	Exercise Price of	Equity Compensation
Plan Category	Outstanding Options	Outstanding Options	Plans

Equity Compensation Plans Approved by Security Holders	2,794,652	$19.07	4,677,160
Equity Compensation Plans Not Approved by Security Holders	0	0	0

Included in the number of securities remaining available for future issuance under equity compensation plans was 170,000 shares of Common Stock reserved for issuance under the 2003 Directors’ Stock Compensation Plan.

Item 6.	Selected Financial Data

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

SELECTED CONSOLIDATED FINANCIAL DATA

	Fiscal Years
Income Statement Data:	2005	2004	2003	2002	2001
	(Dollars in thousands, except per share amounts)

Revenue	$2,517,828	$2,019,936	$1,596,571	$1,506,555	$1,392,771
Investment income	2,695	1,346	1,220	1,950	3,567
Costs and expenses:
Purchased transportation	1,880,431	1,510,963	1,185,043	1,116,009	1,030,454
Commissions to agents	203,730	161,011	125,997	118,864	110,513
Other operating costs	36,709	37,130	37,681	34,325	32,750
Insurance and claims	50,166	60,339	45,690	42,188	32,930
Selling, general and administrative	134,085	118,461	105,849	101,918	99,762
Depreciation and amortization	15,920	13,959	12,736	11,520	13,543

Total costs and expenses	2,321,041	1,901,863	1,512,996	1,424,824	1,319,952

Operating income	199,482	119,419	84,795	83,681	76,386
Interest and debt expense	4,744	3,025	3,240	4,292	6,802

Income before income taxes	194,738	116,394	81,555	79,389	69,584
Income taxes	74,782	44,522	30,855	30,168	26,790

Net income	$119,956	$71,872	$50,700	$49,221	$42,794

Earnings per common share	$2.03	$1.19	$0.82	$0.76	$0.64
Diluted earnings per share	$1.98	$1.16	$0.79	$0.73	$0.63
Dividends paid per common share	$0.05

	Dec. 31,	Dec. 25,	Dec. 27,	Dec. 28,	Dec. 29,
Balance Sheet Data:	2005	2004	2003	2002	2001

Total assets	$762,760	$584,512	$438,457	$400,748	$364,651
Long-term debt, including current maturities	166,973	92,090	91,456	77,360	101,874
Shareholders’ equity	252,635	212,839	142,515	149,093	117,440

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following is a “safe harbor” statement under the Private Securities Litigation Reform Act of 1995. Statements contained in this document that are not based on historical facts are “forward-looking statements.” This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Form 10-K statement contain forward-looking statements, such as statements which relate to Landstar’s business objectives, plans, strategies and expectations. Terms such as “anticipates,” “believes,” “estimates,” “expects,” “plans,” “predicts,” “may,” “should,” “could,” “will,” the negative thereof and similar expressions are intended to identify forward-looking statements. Such statements are by nature subject to uncertainties and risks, including but not limited to: an increase in the frequency or severity of accidents or workers’ compensation claims; unfavorable development of existing accident claims; dependence on independent commission sales agents; dependence on third party capacity providers; disruptions or failures in our computer systems; a downturn in domestic economic growth or growth in the transportation sector; substantial industry competition; and other operational, financial or legal risks or uncertainties detailed in this and

Landstar’s other SEC filings from time to time and described in Item 1A of this Form 10-K under the heading “Risk Factors”. These risks and uncertainties could cause actual results or events to differ materially from historical results or those anticipated. Investors should not place undue reliance on such forward-looking statements, and the Company undertakes no obligation to publicly update or revise any forward-looking statements.

Introduction

Landstar System, Inc. and its subsidiary, Landstar System Holdings, Inc. (together, referred to herein as “Landstar” or the “Company”), provide transportation services to a variety of market niches throughout the United States and to a lesser extent in Canada, and between the United States and Canada, Mexico and other countries through its operating subsidiaries. Landstar’s business strategy is to be a non-asset based provider of transportation capacity and logistics services delivering safe, specialized transportation services globally utilizing a network of independent commission sales agents and third party capacity providers. Landstar focuses on providing transportation services which emphasize customer service and information coordination among its independent commission sales agents, customers and capacity providers. The Company markets its services primarily through independent commission sales agents and utilizes exclusively third party capacity providers to transport customers’ freight. The nature of the Company’s business is such that a significant portion of its operating costs varies directly with revenue. The Company has three reportable business segments. These are the carrier, global logistics (formerly multimodal) and insurance segments.

The carrier segment consists of Landstar Ranger, Inc., Landstar Inway, Inc., Landstar Ligon, Inc., Landstar Gemini, Inc. and Landstar Carrier Services, Inc. The carrier segment primarily provides transportation services to the truckload market for a wide range of general commodities over irregular or non-repetitive routes utilizing dry and specialty vans and unsided trailers, including flatbed, drop deck and specialty. It also provides short-to-long haul movement of containers by truck, dedicated power-only truck capacity and truck brokerage. The carrier segment markets its services primarily through independent commission sales agents and utilizes independent contractors who provide truck capacity to the Company under exclusive lease arrangements (the “Business Capacity Owner Independent Contractors” or “BCO Independent Contractors”) and other third party truck capacity providers under non-exclusive contractual arrangements (“Truck Brokerage Carriers”).

The global logistics segment is comprised of Landstar Global Logistics, Inc. and its subsidiaries, Landstar Logistics, Inc. and Landstar Express America, Inc. Transportation and logistics services provided by the global logistics segment include the arrangement of multimodal (ground, air, ocean and rail) moves, contract logistics, truck brokerage, emergency and expedited ground, air and ocean freight and buses. The global logistics segment markets its services primarily through independent commission sales agents and utilizes capacity provided by BCO Independent Contractors and other third party capacity providers, including Truck Brokerage Carriers, railroads, air and ocean cargo carriers and bus providers.

The insurance segment is comprised of Signature Insurance Company (“Signature”), a wholly-owned offshore insurance subsidiary, and Risk Management Claim Services, Inc. The insurance segment provides risk and claims management services to Landstar’s operating subsidiaries. In addition, it reinsures certain risks of the Company’s BCO Independent Contractors and provides certain property and casualty insurance directly to Landstar’s operating subsidiaries.

During the fiscal year ended December 31, 2005, the carrier segment contributed 67% of Landstar’s consolidated revenue, the global logistics segment contributed 32% of Landstar’s consolidated revenue and the insurance segment contributed 1% of Landstar’s consolidated revenue.

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

	Fiscal Year
	2005	2004	2003

Number of Million Dollar Agents	466	427	396

Average revenue generated per Million Dollar Agent	$5,063,000	$4,374,000	$3,584,000

Percent of consolidated revenue generated by Million Dollar Agents	94%	92%	89%

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

	Fiscal Year
	2005	2004	2003

Carrier Segment:
External revenue generated through (in thousands):
BCO Independent Contractors	$1,249,159	$1,191,605	$1,052,346
Truck Brokerage Carriers	442,509	263,257	174,825

	$1,691,668	$1,454,862	$1,227,171

Revenue per revenue mile	$1.92	$1.79	$1.72
Revenue per load	$1,542	$1,391	$1,219
Average length of haul (miles)	804	779	707
Number of loads	1,097,000	1,046,000	1,007,000
Global Logistics Segment:
External revenue generated through (in thousands):
BCO Independent Contractors(1)	$159,273	$105,815	$53,766
Truck Brokerage Carriers	439,604	308,106	182,333
Rail, Air, Ocean and Bus Carriers(2)	196,259	121,001	105,142

	$795,136	$534,922	$341,241

Revenue per load(3)	$1,555	$1,454	$1,332
Number of loads(3)	334,000	324,000	256,000

(1)	Includes revenue from freight hauled by carrier segment BCO Independent Contractors for global logistics customers.

(2)	Included in the 2005 fiscal year was $44,007,000 of revenue attributable to buses provided under a contract between Landstar Express America, Inc. and the United States Department of Transportation/Federal Aviation Administration (the “FAA”).

(3)	Number of loads and revenue per load for the 2005 and 2004 fiscal years exclude the effect of $275,929,000 and $63,790,000, respectively, of revenue derived from disaster relief efforts provided primarily under a contract with the FAA as discussed further in the paragraphs that follow. (See the section “Use of Non-GAAP Financial Measures” on page 24.)

Also critical to the Company’s success is its ability to secure capacity, particularly truck capacity, at rates that allow the Company to profitably transport customers’ freight. The following table summarizes available truck capacity providers as of the end of the three most recent fiscal years:

	Dec. 31,	Dec. 25,	Dec. 27,
	2005	2004	2003

BCO Independent Contractors	8,011	7,800	7,584
Truck Brokerage Carriers:
Approved and active(1)	14,014	11,077	9,296
Other approved	8,497	7,144	6,240

	22,511	18,221	15,536

Total available truck capacity providers	30,522	26,021	23,120

Number of trucks provided by BCO Independent Contractors	8,728	8,677	8,573

(1)	Active refers to Truck Brokerage Carriers who moved at least one load in the 180 days immediately preceding the fiscal year end.

Historically, the Company’s carrier segment has primarily relied on capacity provided by BCO Independent Contractors. Pursuant to a continuing plan to augment its available capacity and increase its revenue, the Company has been increasing the carrier segment’s use of capacity provided by Truck Brokerage Carriers. The percent of consolidated revenue generated through all Truck Brokerage Carriers was 35.0% during 2005, 28.3% during 2004 and 22.4% during 2003.

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

Purchased transportation represents the amount a BCO Independent Contractor or other third party capacity provider is paid to haul freight. The amount of purchased transportation paid to a BCO Independent Contractor is primarily based on a contractually agreed-upon percentage of revenue generated by the haul. Purchased transportation for the brokerage services operations of the carrier segment is based on a negotiated rate for each load hauled. Purchased transportation for the brokerage services operations of the global logistics segment is based on either a negotiated rate for each load hauled or a contractually agreed-upon rate. Purchased transportation for the rail intermodal, air and ocean freight operations of the global logistics segment is based on a contractually agreed-upon fixed rate. Purchased transportation for bus services is based upon a negotiated rate per mile or per day. Purchased transportation as a percentage of revenue for truck brokerage services, rail intermodal and bus operations is normally higher than that of Landstar’s other transportation operations. Purchased transportation is the largest component of costs and expenses and, on a consolidated basis, increases or decreases in proportion to the revenue generated through BCO Independent Contractors, other third party capacity providers and revenue from the insurance segment.

Commissions to agents are based on contractually agreed-upon percentages of revenue or gross profit, defined as revenue less the cost of purchased transportation, at the carrier segment and of gross profit at the global logistics segment. Commissions to agents as a percentage of consolidated revenue will vary directly with fluctuations in the percentage of consolidated revenue generated by the carrier segment, the global logistics segment and the insurance segment and with changes in gross profit at the global logistics segment and the truck brokerage operations of the carrier segment.

Trailing equipment rent, maintenance costs for trailing equipment, BCO Independent Contractor recruiting costs and bad debts from BCO Independent Contractors and independent commission sales agents are the largest components of other operating costs.

Potential liability associated with accidents in the trucking industry is severe and occurrences are unpredictable. Landstar’s retained liability for individual commercial trucking claims depends on when such claims are incurred. For commercial trucking claims incurred prior to June 19, 2003 and subsequent to March 30, 2004, Landstar retains liability up to $5,000,000 per occurrence. For commercial trucking claims incurred from June 19, 2003 through March 30, 2004, Landstar retains liability up to $10,000,000 per occurrence. The Company also retains liability for each general liability claim up to $1,000,000, $250,000 for each workers’ compensation claim and $250,000 for each cargo claim. The Company’s exposure to liability associated with accidents incurred by other third party capacity providers who haul freight on behalf of the Company is reduced by various factors including the extent to which they maintain their own insurance coverage. A material increase in the frequency or severity of accidents, cargo or workers’ compensation claims or the unfavorable development of existing claims could be expected to materially adversely affect Landstar’s results of operations.

Employee compensation and benefits account for over half of the Company’s selling, general and administrative costs.

Depreciation and amortization primarily relate to depreciation of trailing equipment and management information services equipment.

The following table sets forth the percentage relationships of income and expense items to revenue for the periods indicated:

	Fiscal Year
	2005	2004	2003

Revenue	100.0%	100.0%	100.0%
Investment income	0.1	0.1	0.1
Costs and expenses:
Purchased transportation	74.7	74.8	74.2
Commissions to agents	8.1	8.0	7.9
Other operating costs	1.5	1.8	2.4
Insurance and claims	2.0	3.0	2.9
Selling, general and administrative	5.3	5.9	6.6
Depreciation and amortization	0.6	0.7	0.8

Total costs and expenses	92.2	94.2	94.8

Operating income	7.9	5.9	5.3
Interest and debt expense	0.2	0.1	0.2

Income before income taxes	7.7	5.8	5.1
Income taxes	2.9	2.2	1.9

Net income	4.8%	3.6%	3.2%

Fiscal Year Ended December 31, 2005 Compared to Fiscal Year Ended December 25, 2004

Revenue for the fiscal year 2005 was $2,517,828,000, an increase of $497,892,000, or 24.6%, compared to revenue for the 2004 fiscal year. Revenue increased $236,806,000, $260,214,000 and $872,000 at the carrier, global logistics and insurance segments, respectively. With respect to the carrier segment, revenue per load increased approximately 11% while the number of loads delivered in 2005 increased approximately 5% over the number of loads delivered in 2004. The average length of haul per load at the carrier segment increased approximately 3% and revenue per revenue mile increased approximately 7%. Included in revenue at the global logistics segment for the 2005 and 2004 fiscal years was $275,929,000 and $63,790,000, respectively, of revenue related to disaster relief efforts for the storms that impacted the United States. These emergency transportation services were provided primarily under a contract between Landstar Express America, Inc. and the United States Department of Transportation/Federal Aviation Administration (the “FAA”). Excluding the number of loads and revenue related to the disaster relief efforts provided by the global logistics segment in 2005 and 2004, the number of loads delivered by the global logistics segment in fiscal year 2005 increased approximately 3% over 2004 and average revenue per load increased approximately 7%. The increase in average revenue per load was primarily attributable to an increase in the average length of haul of truck brokerage loads.

Investment income at the insurance segment was $2,695,000 and $1,346,000 for fiscal years 2005 and 2004, respectively. The increase in investment income was primarily due to an increased rate of return, attributable to a general increase in interest rates, on investments held by the insurance segment.

Purchased transportation was 74.7% of revenue in 2005 compared with 74.8% in 2004. The decrease in purchased transportation as a percentage of revenue was primarily attributable to increased revenue provided for disaster relief services under the FAA contract which tends to have a lower cost of purchased transportation and lower rates paid to Truck Brokerage Carriers for non-FAA related revenue. These reductions in costs were partially offset by an increase in revenue generated through truck brokerage which tends to have a higher cost of purchased transportation compared to revenue generated through BCO Independent Contractors. Commissions to agents were 8.1% of revenue in 2005 and 8.0% of revenue in 2004. The increase in commissions to agents as a percentage of revenue was primarily attributable to a change in revenue mix and the increase in gross profit on truck brokerage loads. Other operating costs were 1.5% of revenue in 2005 and 1.8% of revenue in 2004, primarily due to increased brokerage revenue, which does not incur significant other operating costs, and reduced trailer maintenance and repair costs, reflecting a reduction in the average age of Company provided trailing equipment. Insurance and claims were 2.0% of revenue in 2005 and 3.0% of revenue in 2004. The decrease in insurance and claims as a percentage of revenue was primarily attributable to $7,600,000 of costs incurred to settle one severe accident that occurred early in fiscal year 2004, favorable development of prior year claims in 2005 and increased truck brokerage revenue, which has a lower claims risk profile than revenue hauled by BCO Independent Contractors. Selling, general and administrative costs were 5.3% of revenue in 2005 and 5.9% in 2004. The decrease in selling, general and administrative costs as a percentage of revenue was primarily due to the effect of increased revenue, partially offset by an increased provision for bonuses under the Company’s incentive compensation programs. Depreciation and amortization was 0.6% of revenue in 2005 and 0.7% of revenue in 2004. The decrease in depreciation and amortization as a percentage of revenue was due to the effect of increased revenue in 2005.

Interest and debt expense was 0.2% of revenue in 2005 and 0.1% of revenue in 2004. This increase was primarily attributable to increased interest rates on the Company’s revolving credit facility, increased capital lease obligations and increased borrowings under the Company’s credit facility, partially offset by the effect of increased revenue.

The provisions for income taxes for the 2005 and 2004 fiscal years were based on estimated full year combined effective income tax rates of approximately 38.4% and 38.3%, respectively, which are higher than the statutory federal income tax rate primarily as a result of state income taxes and the meals and entertainment exclusion. The increase in the combined effective income tax rate was primarily attributable to increased apportionment of income to states having higher tax rates and changes in tax laws enacted by a number of states in which the Company operates. The Company believes that deferred income tax benefits are more likely than not to be realized because of the Company’s ability to generate future taxable earnings.

Net income for the 2005 fiscal year was $119,956,000, or $2.03 per common share ($1.98 per diluted share), which included approximately $51,945,000 of operating income related to the $275,929,000 of revenue related to emergency transportation services provided primarily under the FAA contract. The $51,945,000 of operating income, net of related income taxes, increased net income approximately $31,626,000, or $0.53 per common share ($0.52 per diluted share). Net income for the 2004 fiscal year was $71,872,000, or $1.19 per common share ($1.16 per diluted share), which included the $7,600,000 charge to settle one accident referenced above. This charge, net of related income tax benefits, reduced 2004 net income by $4,900,000, or $0.08 per common share ($0.08 per diluted share). Also included in net income for the 2004 fiscal year is approximately $11,847,000 of operating income related to the $63,790,000 of revenue related to emergency transportation services provided primarily under the FAA contract. The $11,847,000 of operating income, net of related income taxes, increased net income approximately $7,314,000, or $0.12 per common share ($0.12 per diluted share).

Fiscal Year Ended December 25, 2004 Compared to Fiscal Year Ended December 27, 2003

Revenue for the fiscal year 2004 was $2,019,936,000, an increase of $423,365,000, or 26.5%, compared to revenue for the 2003 fiscal year. Revenue increased $227,691,000, $193,681,000 and $1,993,000 at the carrier, global logistics and insurance segments, respectively. With respect to the carrier segment, revenue per load increased approximately 14% while the number of loads delivered in 2004 increased approximately 4% over the number of loads delivered in 2003. The average length of haul per load at the carrier segment increased approximately 10% and revenue per revenue mile increased approximately 4%. Included in revenue at the global logistics segment for the 2004 fiscal year was $63,790,000 of revenue related to disaster relief efforts for the storms that impacted the United States during the 2004 third and fourth quarters. These emergency transportation services were provided primarily under a contract between Landstar Express America, Inc. and the FAA. Excluding the number of loads and revenue related to the disaster relief efforts provided by the global logistics segment in 2004, the number of loads delivered by the global logistics segment in fiscal year 2004 increased approximately 27% over 2003 and average revenue per load increased approximately 9%. The increase in average revenue per load was primarily attributable to an increase in the average length of haul.

Investment income at the insurance segment was $1,346,000 and $1,220,000 for fiscal years 2004 and 2003, respectively. The increase in investment income was primarily due to an increased rate of return, attributable to a general increase in interest rates, on investments held by the insurance segment and an increase in the average investment balance.

Purchased transportation was 74.8% of revenue in 2004 compared with 74.2% in 2003. The increase in purchased transportation as a percentage of revenue was primarily attributable to increased truck brokerage revenue and rail intermodal revenue, both of which tend to have a higher cost of purchased transportation than that associated with BCO Independent Contractors, and increased rates charged by rail capacity providers, partially offset by increased use of Company provided trailing equipment versus trailing equipment provided by BCO Independent Contractors. Commissions to agents were 8.0% of revenue in 2004 and 7.9% of revenue in 2003. The increase in commissions to agents as a percentage of revenue was primarily attributable to a change in revenue mix. Other operating costs were 1.8% of revenue in 2004 and 2.4% of revenue in 2003, primarily due to increased brokerage revenue, which does not incur significant other operating costs, and reduced trailer maintenance and repair costs, reflecting a reduction in the average age of Company provided trailing equipment. Insurance and claims were 3.0% of revenue in 2004 and 2.9% of revenue in 2003. The increase in insurance and claims as a percentage of revenue was primarily attributable to $7,600,000 of costs incurred to settle one severe accident that occurred early in fiscal year 2004 and unfavorable development of prior year claims in 2004, partially offset by increased truck brokerage revenue, which has a lower claims risk profile. Selling, general and administrative costs were 5.9% of revenue in 2004 and 6.6% in 2003. Included in selling, general and administrative costs in 2003 was $4,150,000 of costs to defend and settle the Gulf Bridge RoRo, Inc. litigation. Excluding these costs, selling, general and administrative costs were 6.4% of revenue in 2003. The decrease in selling, general and administrative costs as a percentage of revenue, excluding the costs of the Gulf Bridge RoRo, Inc. litigation, was primarily due to the effect of increased revenue, partially offset by an increased provision for bonuses under the Company’s incentive compensation programs. Depreciation and amortization was 0.7% of revenue in 2004 and 0.8% of revenue in 2003. The decrease in depreciation and amortization as a percentage of revenue was primarily due to the effect of increased revenue in 2004.

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

Use of Non-GAAP Financial Measures

In this annual report on Form 10-K, Landstar provided the following information that may be deemed non-GAAP financial measures for the 2005 and 2004 fiscal years: (1) revenue per load for the global logistics segment excluding revenue and loads related to emergency transportation services provided primarily under a contract with the FAA and (2) the percentage change in revenue per load for the global logistics segment excluding revenue and loads related to emergency transportation services provided primarily under a contract with the FAA as compared to revenue per load for the global logistics segment for the corresponding prior year periods. Also, in this annual report on Form 10-K, Landstar provided the following information that may be deemed non-GAAP financial measures for the 2003 fiscal year: (1) selling, general and administrative costs, excluding the costs to defend and settle the Gulf Bridge RoRo, Inc. litigation, as a percentage of revenue, (2) earnings per common share before costs to defend and settle the Gulf Bridge RoRo, Inc. litigation, (3) earnings per diluted share before costs to defend and settle the Gulf Bridge RoRo, Inc. litigation, and (4) net income excluding costs relating to the defense and settlement of the Gulf Bridge RoRo, Inc. litigation. Each of the foregoing financial measures should be considered in addition to, and not as a substitute for, the corresponding GAAP financial information also presented in the press release.

Management believes that it is appropriate to present these financial measures for the following reasons: (1) a significant portion of the emergency relief transportation services were provided under the FAA contract on the basis of a daily rate for the use of transportation equipment in question, and therefore load and per load information is not necessarily available or appropriate for a significant portion of the related revenue, (2) the circumstances relating to the Gulf Bridge RoRo, Inc. litigation are unusual and unique and thus are not likely to recur as part of Landstar’s normal operations, (3) disclosure of the effect of the emergency transportation services provided by Landstar relating to disaster relief efforts for the storms that impacted the United States during 2005 and 2004 and the settlement of the Gulf Bridge RoRo, Inc. litigation will allow investors to better understand the underlying trends in Landstar’s financial condition and results of operations, (4) this information will facilitate comparisons by investors of Landstar’s results as compared to the results of peer companies, and (5) management considers these financial measures in its decision making.

Capital Resources and Liquidity

Shareholders’ equity was $252,635,000, or 60% of total capitalization (defined as total debt plus equity), at December 31, 2005, compared with $212,839,000, or 70% of total capitalization, at December 25, 2004. The increase in shareholders’ equity was primarily attributable to current year net income, partially offset by the purchase of 2,873,053 shares of the Company’s common stock at a total cost of $95,600,000. As of December 31, 2005, the Company may purchase an additional 2,525,227 shares of its common stock under its authorized stock purchase program. Long-term debt including current maturities was $166,973,000 at December 31, 2005, compared to $92,090,000 at December 25, 2004. Working capital and the ratio of current assets to current liabilities were $314,305,000 and 2.0 to 1, respectively, at December 31, 2005, compared with $209,753,000 and 1.87 to 1, respectively, at December 25, 2004. Landstar has historically operated with current ratios within the range of 1.5 to 1 to 2.0 to 1. Cash provided by operating activities was $6,529,000 in 2005 compared with $49,744,000 in 2004. Included in accounts receivable at December 31, 2005 was trade accounts receivable due from various departments of the United States Government of $226,057,000, which includes $215,250,000 in trade receivables from disaster relief services provided under the contract with the FAA. The decrease in cash provided by operating activities was primarily due to an increase in trade receivables resulting in large part from revenue related to the emergency transportation services provided under the FAA contract. The financing of a portion of this $215,250,000 receivable from the FAA with borrowings under the Company’s revolving credit agreement is the primary reason for the increase in long term debt.

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

At December 31, 2005, the Company had $120,000,000 in borrowings outstanding and $27,219,000 of letters of credit outstanding under its Fourth Amended and Restated Credit Agreement. At December 31, 2005, there was $77,781,000 available for future borrowings under the Company’s Fourth Amended and Restated Credit Agreement. In addition, the Company has $39,054,000 in letters of credit outstanding, as collateral for insurance claims, that are secured by investments and cash equivalents totaling $41,095,000.

Borrowings under the Fourth Amended and Restated Credit Agreement bear interest at rates equal to, at the option of Landstar, either (i) the greatest of (a) the prime rate as publicly announced from time to time by JPMorgan Chase Bank, (b) the three month CD rate adjusted for statutory reserves and FDIC assessment costs plus 1% and (c) the federal funds effective rate plus 1/2%, or, (ii) the rate at the time offered to JPMorgan Chase Bank in the Eurodollar market for amounts and periods comparable to the relevant loan plus a margin that is determined based on the level of the Company’s Leverage Ratio, as defined in the Fourth Amended and Restated Credit Agreement. The margin is subject to an increase of 0.125% if the aggregate amount outstanding under the Fourth Amended and Restated Credit Agreement exceeds 50% of the total borrowing capacity. As of December 31, 2005, the margin was equal to 87.5/100 of 1%.

The unused portion of the Fourth Amended and Restated Credit Agreement carries a commitment fee determined based on the level of the Leverage Ratio, as therein defined. As of December 31, 2005, the commitment fee for the unused portion of the Fourth Amended and Restated Credit Agreement was 0.20%. At December 31, 2005, the weighted average interest rate on borrowings outstanding under the Fourth Amended and Restated Credit Agreement was 5.09%.

The Fourth Amended and Restated Credit Agreement contains a number of covenants that limit, among other things, the incurrence of additional indebtedness, the incurrence of operating or capital lease obligations and the purchase of operating property. The Fourth Amended and Restated Credit Agreement also requires Landstar to meet certain financial tests. Landstar is required to, among other things, maintain minimum levels of consolidated Net Worth and Fixed Charge Coverage and limit its borrowings to a specified ratio of indebtedness to earnings before interest, taxes, depreciation and amortization (the “Leverage Ratio”), as each is defined in the Fourth Amended and Restated Credit Agreement. Under the most restrictive covenant, the

Leverage Ratio, borrowings were $160,766,000 lower than the maximum amount allowed at December 31, 2005.

The Fourth Amended and Restated Credit Agreement provides for an event of default related to a person or group acquiring 25% or more of the outstanding capital stock of the Company or obtaining the power to elect a majority of the Company’s directors.

Borrowings under the Fourth Amended and Restated Credit Agreement are unsecured, however, Landstar System, Inc., LSHI and all but one subsidiary guarantee the obligations under the Fourth Amended and Restated Credit Agreement.

The Fourth Amended and Restated Credit Agreement provides for a restriction on cash dividends on the Company’s capital stock only to the extent there is an event of default under the Fourth Amended and Restated Credit Agreement.

Historically, the Company has generated sufficient operating cash flow to meet its debt service requirements, fund continued growth, both internal and through acquisitions, pay dividends and to meet working capital needs. As a non-asset based provider of transportation capacity and logistics services, the Company’s annual capital requirements for operating property are generally for trailers and management information services equipment. In addition, a significant portion of the trailing equipment used by the Company is provided by third party capacity providers and through leases at rental rates that vary with the revenue generated through the use of the leased equipment, thereby reducing the Company’s capital requirements. During 2005, the Company purchased $3,857,000 of operating property and acquired $28,512,000 of trailing equipment by entering into capital leases. Landstar anticipates acquiring approximately $45,000,000 of operating property during fiscal year 2006 either by purchase or by lease financing. Prior to 2003, the Company historically funded its acquisition of Company provided fixed cost trailing equipment using capital leases. During 2004 and 2003, the Company acquired van trailing equipment under a long-term operating lease at a fixed monthly rental price per trailer. It is expected that capital leases will fund any significant acquisitions of Company provided trailing equipment made during 2006. The Company does not currently anticipate any other significant capital requirements in 2006.

Since 1997, the Company has purchased $410,748,000 of its common stock under programs authorized by the Board of Directors of the Company in open market and private block transactions. The Company has used cash provided by operating activities and borrowings on the Company’s revolving credit facilities to fund the purchases.

  Contractual Obligations and Commitments

At December 31, 2005, the Company’s obligations and commitments to make future payments under contracts, such as debt and lease agreements, were as follows (in thousands):

	Payments Due by Period
		Less Than	1-3	4-5	More Than
Contractual Obligation	Total	1 Year	Years	Years	5 Years

Long-term debt	$120,000			$120,000
Capital lease obligations	51,560	$14,005	$23,987	13,568
Operating leases	34,761	7,691	13,719	5,379	$7,972

	$206,321	$21,696	$37,706	$138,947	$7,972

Long-term debt represents borrowings under the Fourth Amended and Restated Credit Agreement and does not include interest. Capital lease obligations above include $4,587,000 of imputed interest. Operating leases primarily include $17,397,000 related to the Company’s main office facility located in Jacksonville, Florida and $13,838,000 related to a long-term operating lease for trailing equipment.

Off-Balance Sheet Arrangements

As of December 31, 2005, the Company had no off-balance sheet arrangements, other than operating leases as disclosed in the table of Contractual Obligations and Commitments above, that have or are reasonably likely to have a current or future material effect on the Company’s financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

Legal Matters

On November 1, 2002, the Owner Operator Independent Drivers Association, Inc. (“OOIDA”) and six individual BCO Independent Contractors (the “Plaintiffs”) filed a putative class action complaint (the “Complaint”) in the United States District Court for the Middle District of Florida (the “Court”) in Jacksonville, Florida, against the Company. The Complaint alleges that certain aspects of the Company’s motor carrier leases with its BCO Independent Contractors violate certain federal leasing regulations and seeks injunctive relief, an unspecified amount of damages and attorney’s fees. On March 8 and June 4, 2004, the Court dismissed all claims of one of the six individual Plaintiffs on the grounds that the ICC Termination Act (the “Act”) is not applicable to leases signed before the Act’s January 1, 1996, effective date, and dismissed all claims of all remaining Plaintiffs against four of the seven Company entities previously named as defendants. Claims currently survive against the following Company entities: Landstar Inway, Inc., Landstar Ligon, Inc. and Landstar Ranger, Inc. (the “Defendants”). With respect to the remaining claims, the June 4, 2004 order held that the Act created a private right of action to which a four-year statute of limitation applies. On April 7, 2005, Plaintiffs filed an Amended Complaint that included additional allegations with respect to violations of certain federal leasing regulations. On August 30, 2005, the Court granted a motion by Plaintiffs to certify the case as a class action. On October 19, 2005, the U.S. Court of Appeals for the Eleventh Circuit denied the Defendants’ petition for permission to file an interlocutory appeal of the class-certification order.

Discovery is ongoing in the case, which is set for a jury trial in October 2006. On January 13, 2006, the Plaintiffs filed a motion for partial summary judgment on liability. On February 15, 2006, the Defendants filed their opposition to that motion and their own motion for partial summary judgment to address the claims of the Amended Complaint. The Defendants’ motion for partial summary judgment filed February 15, 2006 supersedes and replaces prior motions for partial summary judgment filed with the Court on April 18 and June 10, 2005. On March 6, 2006, the Plaintiffs filed their opposition to the Defendants’ motion for partial summary judgement. The District Court is expected to rule prior to trial on the pending motions for partial summary judgment.

Due to a number of factors, including the unresolved motions for summary judgment, the incomplete state of discovery in this matter, particularly classwide discovery, the absence of final expert reports and the lack of litigated final judgments in a number of similar cases or otherwise applicable precedents, the Company does not believe it is in a position to conclude whether or not there is a reasonable possibility of an adverse outcome in this case or what damages, if any, Plaintiffs would be awarded should they prevail on all or any part of their claims. However, the Company believes it has meritorious defenses, including to the expanded allegations in the Amended Complaint, and it intends to continue asserting these defenses vigorously.

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

Critical Accounting Policies and Estimates

The allowance for doubtful accounts for both trade and other receivables represents management’s estimate of the amount of outstanding receivables that will not be collected. Historically, management’s estimates for uncollectible receivables have been materially correct. Although management believes the amount of the allowance for both trade and other receivables at December 31, 2005 is appropriate, a prolonged period of low or no economic growth may adversely affect the collection of these receivables. Conversely, a more robust economic environment may result in the realization of some portion of the estimated uncollectible receivables.

Landstar provides for the estimated costs of self-insured claims primarily on an actuarial basis. The amount recorded for the estimated liability for claims incurred is based upon the facts and circumstances known on the balance sheet date. The ultimate resolution of these claims may be for an amount greater or less than the amount estimated by management. Historically, the Company has experienced both favorable and unfavorable development of prior year claims estimates. The Company is continually revising its existing claim estimates as new or revised information becomes available on the status of each claim. During fiscal year 2005, insurance and claims costs included $1,525,000 of favorable adjustments to prior years claims estimates. During fiscal years 2004 and 2003, insurance and claims costs included $4,390,000 and $498,000, respectively, of unfavorable adjustments to prior years claims estimates. It is reasonably likely that the ultimate outcome of settling all outstanding claims will be more or less than the estimated claims reserve at December 31, 2005.

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

Recently Issued Accounting Standards Not Currently Effective

In December 2004, the Financial Accounting Standards Board issued FAS No. 123 (revised 2004), Share-Based Payment (“FAS No. 123R”). FAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services. FAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. Under FAS No. 123R, the Company, beginning in the first quarter of 2006, will be required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. The cost will be recognized over the period during which an employee is required to provide services in exchange for the award.

The estimated fair value (cost) of the share-based payments has historically been determined using the Black-Scholes pricing model. The estimated effect on net income of share based payments for fiscal years ended 2005, 2004 and 2003 are disclosed in Item 8, “Financial Statements and Supplementary Data”, footnote 1.

The Company expects to continue to utilize the Black-Scholes pricing model to determine the fair value of future option grants. Under the Black-Scholes pricing model, the Company expects to report compensation cost of approximately $7 to $8 million, $5 to $6 million net of related income tax benefits, or approximately $0.09 per share, $0.09 per diluted share during 2006. The calculation of estimated compensation cost for 2006 includes various assumptions, such as estimates of the number of awards to be granted during 2006, the timing of such awards, the price of the Company’s common stock on the date of grant, the number of options to be forfeited, the value of option awards eligible for tax benefits, the volatility of the price of the Company’s common stock, the risk free interest rate and dividend yield on the Company’s common stock and the average number of common shares and common share equivalents outstanding during 2006. If the actual number of awards granted, the stock price on the date of grant, the number of options forfeited, the value of option awards eligible for tax benefits, the volatility of the price of the Company’s common stock, the risk free interest rate or dividend yield on the Company’s common stock or the average number of common shares or common share equivalents outstanding during 2006 differ from those assumptions used in calculating the estimate above, the actual compensation cost reported in 2006 may differ significantly from the estimate provided.

Item 7a.	Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to changes in interest rates as a result of its financial activities, primarily its borrowings under the revolving credit facility, and investing activities with respect to investments held by the insurance segment.

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

Borrowings under the Fourth Amended and Restated Credit Agreement bear interest at rates equal to, at the option of Landstar, either (i) the greatest of (a) the prime rate as publicly announced from time to time by JPMorgan Chase Bank, (b) the three month CD rate adjusted for statutory reserves and FDIC assessment costs plus 1% and (c) the federal funds effective rate plus 1/2%, or, (ii) the rate at the time offered to JPMorgan Chase Bank in the Eurodollar market for amounts and periods comparable to the relevant loan plus a margin that is determined based on the level of the Company’s Leverage Ratio, as defined in the Fourth Amended and Restated Credit Agreement. The margin is subject to an increase of 0.125% if the aggregate amount outstanding under the Fourth Amended and Restated Credit Agreement exceeds 50% of the borrowing capacity. As of December 31, 2005, the weighted average interest rate on borrowings outstanding was 5.09%. During fiscal 2005, the average outstanding balance under the Fourth Amended and Restated Credit Agreement was approximately $78,500,000. Based on the borrowing rates in the Fourth Amended and Restated Credit Agreement and the repayment terms, the fair value of the outstanding borrowings as of December 31, 2005 was estimated to approximate carrying value. Assuming that debt levels on the Fourth Amended and Restated Credit Agreement remain at $120,000,000, the balance at December 31, 2005, a hypothetical increase of 100 basis points in current rates provided for under the Fourth Amended and Restated Credit Agreement is estimated to result in an increase in interest expense of $1,200,000 on an annualized basis.

Borrowings under the Fourth Amended and Restated Credit Agreement are unsecured, however, Landstar System, Inc., LSHI and all but one subsidiary guarantee the obligations under the Fourth Amended and Restated Credit Agreement.

Long-term investments, all of which are available-for-sale, consist of investment grade bonds having maturities of up to five years. Assuming that the long-term portion of investments in bonds remains at $20,402,000, the balance at December 31, 2005, a hypothetical increase or decrease in interest rates of 100 basis points would not have a material impact on future earnings on an annualized basis. Short-term investments consist of short-term investment grade instruments and the current maturities of investment grade bonds. Accordingly, any future interest rate risk on these short-term investments would not be material.

Item 8.	Financial Statements and Supplementary Data

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands,
except per share amounts)

	Dec. 31,	Dec. 25,
	2005	2004

ASSETS
Current Assets
Cash and cash equivalents	$29,398	$61,684
Short-term investments	20,693	21,942
Trade accounts receivable, less allowance of $4,655 and $4,021	534,274	338,774
Other receivables, including advances to independent contractors, less allowance of $4,342 and $4,245	11,384	13,929
Deferred income taxes and other current assets	18,052	13,503

Total current assets	613,801	449,832

Operating property, less accumulated depreciation and amortization of $68,561 and $65,315	89,131	76,834
Goodwill	31,134	31,134
Other assets	28,694	26,712

Total assets	$762,760	$584,512

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Cash overdraft	$29,829	$23,547
Accounts payable	164,509	120,197
Current maturities of long-term debt	12,122	8,797
Insurance claims	27,887	32,612
Accrued compensation	20,299	14,609
Other current liabilities	44,850	40,317

Total current liabilities	299,496	240,079

Long-term debt, excluding current maturities	154,851	83,293
Insurance claims	37,840	32,430
Deferred income taxes	17,938	15,871
Shareholders’ Equity
Common stock, $0.01 par value, authorized 160,000,000 and 80,000,000 shares, issued 64,151,902 and 63,154,190 shares	642	632
Additional paid-in capital	61,057	43,845
Retained earnings	412,970	295,936
Cost of 5,344,883 and 2,490,930 shares of common stock in treasury	(221,776)	(127,151)
Accumulated other comprehensive income (loss)	(211)	47
Notes receivable arising from exercises of stock options	(47)	(470)

Total shareholders’ equity	252,635	212,839

Total liabilities and shareholders’ equity	$762,760	$584,512

See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share amounts)

	Fiscal Years Ended
	Dec. 31,	Dec. 25,	Dec. 27,
	2005	2004	2003

Revenue	$2,517,828	$2,019,936	$1,596,571
Investment income	2,695	1,346	1,220
Costs and expenses:
Purchased transportation	1,880,431	1,510,963	1,185,043
Commissions to agents	203,730	161,011	125,997
Other operating costs	36,709	37,130	37,681
Insurance and claims	50,166	60,339	45,690
Selling, general and administrative	134,085	118,461	105,849
Depreciation and amortization	15,920	13,959	12,736

Total costs and expenses	2,321,041	1,901,863	1,512,996

Operating income	199,482	119,419	84,795
Interest and debt expense	4,744	3,025	3,240

Income before income taxes	194,738	116,394	81,555
Income taxes	74,782	44,522	30,855

Net income	$119,956	$71,872	$50,700

Earnings per common share	$2.03	$1.19	$0.82

Diluted earnings per share	$1.98	$1.16	$0.79

Average number of shares outstanding:
Earnings per common share	59,199,000	60,154,000	61,458,000

Diluted earnings per share	60,492,000	61,800,000	63,840,000

Dividends paid per common share	$0.05

See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Fiscal Years Ended
	Dec. 31,	Dec. 25,	Dec. 27,
	2005	2004	2003

OPERATING ACTIVITIES
Net income	$119,956	$71,872	$50,700
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of operating property	15,920	13,959	12,736
Non-cash interest charges	174	348	272
Provisions for losses on trade and other accounts receivable	5,939	6,250	5,094
(Gains) losses on sales and disposals of operating property	(340)	215	344
Director compensation paid in common stock	193	402	85
Deferred income taxes, net	(1,255)	3,967	(2,899)
Tax benefit on stock option exercises	8,174	9,035	5,110
Changes in operating assets and liabilities:
Increase in trade and other accounts receivable	(198,894)	(126,718)	(34,637)
Decrease (increase) in other assets	686	677	(3,335)
Increase in accounts payable	44,312	48,484	11,416
Increase in other liabilities	10,979	9,786	4,630
Increase in insurance claims	685	11,467	3,880

NET CASH PROVIDED BY OPERATING ACTIVITIES	6,529	49,744	53,396

INVESTING ACTIVITIES
Net change in other short-term investments	(1,747)	8,461	(27,354)
Sales and maturities of investments	4,977	4,006	4,219
Purchases of long-term investments	(6,450)	(12,606)	(4,542)
Purchases of operating property	(3,857)	(6,377)	(5,557)
Proceeds from sales of operating property	4,492	971	1,612

NET CASH USED BY INVESTING ACTIVITIES	(2,585)	(5,545)	(31,622)

FINANCING ACTIVITIES
Increase in cash overdraft	6,282	3,024	3,978
Proceeds from repayment of notes receivable arising from exercises of stock options	423	115	605
Dividends paid	(2,922)
Proceeds from exercises of stock options	9,216	16,036	10,584
Borrowings on revolving credit facility	57,000	71,000	38,000
Purchases of common stock	(95,600)	(27,001)	(73,844)
Principal payments on long-term debt and capital lease obligations	(10,629)	(88,329)	(23,904)

NET CASH USED BY FINANCING ACTIVITIES	(36,230)	(25,155)	(44,581)

Increase (decrease) in cash and cash equivalents	(32,286)	19,044	(22,807)
Cash and cash equivalents at beginning of period	61,684	42,640	65,447

Cash and cash equivalents at end of period	$29,398	$61,684	$42,640

See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Fiscal Years Ended December 31, 2005,
December 25, 2004 and December 27, 2003
(Dollars in thousands)

								Notes
								Receivable
								Arising
							Accumulated	from
			Add’l				Other	Exercises
	Common Stock		Paid-In	Retained	Treasury Stock at Cost		Comprehensive	of Stock
	Shares	Amount	Capital	Earnings	Shares	Amount	Income (Loss)	Options	Total

Balance December 28, 2002	16,337,506	$163	$2,609	$173,817	554,879	$(26,306)		$(1,190)	$149,093
Net income				50,700					50,700
Purchases of common stock					1,255,051	(73,844)			(73,844)
Exercises of stock options and related income tax benefit	564,021	6	15,688						15,694
Director compensation paid in common stock	1,500		85						85
Repayment of notes receivable arising from exercises of stock options								605	605
Unrealized gain on available-for-sale investments, net of income taxes							$182		182
Stock split effected in the form of a 100% stock dividend	14,913,833	149		(149)					—

Balance December 27, 2003	31,816,860	318	18,382	224,368	1,809,930	(100,150)	182	(585)	142,515
Net income				71,872					71,872
Purchases of common stock					681,000	(27,001)			(27,001)
Exercises of stock options and related income tax benefit	996,700	10	25,061						25,071
Director compensation paid in common stock	9,000		402						402
Repayment of notes receivable arising from exercises of stock options								115	115
Unrealized loss on available-for-sale investments, net of income taxes							(135)		(135)
Stock split effected in the form of a 100% stock dividend	30,331,630	304		(304)					—

Balance December 25, 2004	63,154,190	632	43,845	295,936	2,490,930	(127,151)	47	(470)	212,839
Net income				119,956					119,956
Dividends paid				(2,922)					(2,922)
Purchases of common stock					2,873,053	(95,600)			(95,600)
Exercises of stock options and related income tax benefit	991,712	10	17,380						17,390
Director compensation paid in common stock	6,000		193						193
Repayment of notes receivable arising from exercises of stock options								423	423
Incentive compensation paid in common stock			(361)		(19,100)	975			614
Unrealized loss on available-for-sale investments, net of income taxes							(258)		(258)

Balance December 31, 2005	64,151,902	$642	$61,057	$412,970	5,344,883	$(221,776)	$(211)	$(47)	$252,635

See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Significant Accounting Policies

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

Revenue Recognition

The Company is the primary obligor with respect to freight delivery and assumes the related credit risk. Accordingly, revenue and the related direct freight expenses of the carrier and global logistics segments are recognized on a gross basis upon completion of freight delivery. Insurance premiums of the insurance segment are recognized over the period earned, which is usually on a monthly basis. Fuel surcharges billed to customers for freight hauled by independent contractors who provide truck capacity to the Company under exclusive lease arrangements (the “Business Capacity Owner Independent Contractors” or “BCO Independent Contractors”) are excluded from revenue and paid in entirety to the BCO Independent Contractors.

Insurance Claim Costs

Landstar provides, primarily on an actuarially determined basis, for the estimated costs of cargo, property, casualty, general liability and workers’ compensation claims both reported and for claims incurred but not reported. Landstar retains liability for individual commercial trucking claims incurred prior to June 19, 2003 or subsequent to March 30, 2004, up to $5,000,000 per occurrence. For commercial trucking claims incurred from June 19, 2003 through March 30, 2004, Landstar retains liability up to $10,000,000 per occurrence. The Company also retains liability for each general liability claim up to $1,000,000, $250,000 for each workers’ compensation claim and $250,000 for each cargo claim.

Tires

Tires purchased as part of trailing equipment are capitalized as part of the cost of the equipment. Replacement tires are charged to expense when placed in service.

Cash and Cash Equivalents

Included in cash and cash equivalents are all investments, except those provided for collateral, with an original maturity of 3 months or less.

Investments

Investments, all of which are available-for-sale, consist of investment-grade bonds having maturities of up to five years. Investments are carried at fair value, with unrealized gains and losses, net of related income taxes, reported as accumulated other comprehensive income. Short-term investments include the current maturities of the investment grade bonds and $20,678,000 of cash equivalents held at the Company’s insurance segment at December 31, 2005. These short-term investments together with $20,402,000 of the non-current portion of the investment grade bonds included in other assets at December 31, 2005 provided collateral for $39,054,000 of letters of credit issued to guarantee payment of insurance claims. Based upon quoted market

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

prices, the unrealized loss on these bonds at December 31, 2005 was $336,000. Unrealized gains on bonds was $64,000 at December 25, 2004.

Investment income represents the earnings on the insurance segment’s assets. Investment income earned from the assets of the insurance segment are included as a component of operating income as the investing activities and earnings thereon comprise a significant portion of the insurance segment’s profitability.

Operating Property

Operating property is recorded at cost. Depreciation is provided on a straight-line basis over the estimated useful lives of the related assets. Trailing equipment is being depreciated over 7 years. Hardware and software included in management information services equipment is generally being depreciated over 3 years.

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

Stock-Based Compensation — Stock Options

The Company has two employee stock option plans and one stock option plan for members of its Board of Directors (the “Plans”). The Company accounts for stock options issued under the Plans pursuant to the recognition and measurement principles of Accounting Principal Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. No stock-based employee compensation is reflected in net income from the Plans as all options granted under the Plans had an exercise price equal to the fair market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share from the Plans as if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standard (“FAS No. 123”), “Accounting for Stock-Based Compensation,” to stock-based employee compensation (in thousands, except per share amounts).

	Fiscal Year
	2005	2004	2003

Net income, as reported	$119,956	$71,872	$50,700
Deduct:
Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related income tax benefits	(4,358)	(3,607)	(3,522)

Pro forma net income	$115,598	$68,265	$47,178

Earnings per common share:
As reported	$2.03	$1.19	$0.82
Pro forma	$1.95	$1.13	$0.77
Diluted earnings per share:
As reported	$1.98	$1.16	$0.79
Pro forma	$1.92	$1.11	$0.75

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In December 2004, the Financial Accounting Standards Board issued FAS No. 123 (revised 2004), Share-Based Payment (“FAS No. 123R”). FAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services. FAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. Under FAS No. 123R, the Company, beginning in the first quarter of 2006, will be required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. The cost will be recognized over the period during which an employee is required to provide services in exchange for the award.

The estimated fair value (cost) of the share-based payments has historically been determined using the Black-Scholes pricing model. The Company expects to continue to utilize the Black-Scholes pricing model to determine the fair value of future option grants. The estimated effect on net income of these share-based payments are disclosed above in this footnote.

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

The following table provides a reconciliation of the number of average common shares outstanding used to calculate earnings per share to the number of common shares and common share equivalents outstanding used in calculating diluted earnings per share (in thousands):

	Fiscal Year
	2005	2004	2003

Average number of common shares outstanding	59,199	60,154	61,458
Incremental shares from assumed exercises of stock options	1,293	1,646	2,382

Average number of common shares and common share equivalents outstanding	60,492	61,800	63,840

For the fiscal years ended December 31, 2005 and December 25, 2004, there were 470,000 and 130,000, respectively, of options outstanding to purchase shares of common stock excluded from the calculation of diluted earnings per share because of antidilution. For the fiscal year ended December 27, 2003, there were no options outstanding to purchase shares of common stock excluded from the calculation of diluted earnings per share because of antidilution.

(2)	Stock Splits and Dividends

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

During 2005, the Company paid cash dividends of $0.05 per common share. Dividends of $0.025 per common share were paid on November 30, 2005 and August 31, 2005 to stockholders of record on November 10, 2005 and August 17, 2005, respectively.

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

The following table includes the components of comprehensive income for the fiscal years ended December 31, 2005, December 25, 2004 and December 27, 2003 (in thousands):

	Fiscal Year
	2005	2004	2003

Net income	$119,956	$71,872	$50,700
Unrealized holding gains (losses) on available-for-sale investments, net of income taxes	(258)	(135)	182

Comprehensive income	$119,698	$71,737	$50,882

The unrealized holding loss on available-for-sale investments for 2005 represents the mark-to-market adjustment of $400,000 net of related income tax benefits of $142,000. The unrealized holding loss on available-for-sale investments for 2004 represents the mark-to-market adjustment of $218,000 net of related income tax benefits of $83,000. The unrealized holding gain on available-for-sale investments for 2003 represents the mark-to-market adjustment of $282,000, net of the related income taxes of $100,000.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(5)	Income Taxes

The provisions for income taxes consisted of the following (in thousands):

	Fiscal Year
	2005	2004	2003

Current:
Federal	$66,787	$37,233	$25,217
State	9,250	3,322	8,537

	76,037	40,555	33,754
Deferred:
Federal	(1,443)	3,400	3,063
State	188	567	(5,962)

	(1,255)	3,967	(2,899)

Income taxes	$74,782	$44,522	$30,855

Temporary differences and carryforwards which gave rise to deferred tax assets and liabilities consisted of the following (in thousands):

	Dec. 31,	Dec. 25,
	2005	2004

Deferred tax assets:
Receivable valuations	$3,702	$3,538
State net operating loss carryforwards	633	1,282
Self-insured claims	4,365	4,045
Other	5,165	4,125

	13,865	12,990
Valuation allowance		(420)

	$13,865	$12,570

Deferred tax liabilities:
Operating property	$16,384	$16,913
Goodwill	4,459	3,890

	$20,843	$20,803

Net deferred tax liability	$6,978	$8,233

At December 25, 2004, the valuation allowance of $420,000 was attributable to deferred state income tax benefits, which primarily represented state operating loss carryforwards at one subsidiary. During 2005, the loss carryforwards were charged against the valuation allowance.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the differences between income taxes calculated at the federal income tax rate of 35% on income before income taxes and the provisions for income taxes (in thousands):

	Fiscal Year
	2005	2004	2003

Income taxes at federal income tax rate	$68,158	$40,738	$28,544
State income taxes, net of federal income tax benefit	6,135	2,528	1,674
Meals and entertainment exclusion	229	789	500
Other, net	260	467	137

Income taxes	$74,782	$44,522	$30,855

Landstar paid income taxes of $65,367,000 in 2005, $30,644,000 in 2004 and $25,506,000 in 2003.

(6)	Operating Property

Operating property is summarized as follows (in thousands):

	Dec. 31,	Dec. 25,
	2005	2004

Land	$1,921	$1,999
Leasehold improvements	8,926	8,730
Buildings and improvement	8,117	8,221
Trailing equipment	110,226	93,739
Other equipment	28,502	29,460

	157,692	142,149
Less accumulated depreciation and amortization	68,561	65,315

	$89,131	$76,834

Included above is $62,708,000 in 2005 and $57,941,000 in 2004 of operating property under capital leases, $52,841,000 and $40,640,000, respectively, net of accumulated amortization. Landstar acquired operating property by entering into capital leases in the amount of $28,512,000 in 2005 and $17,963,000 in 2004. Landstar did not acquire any property by entering into capital leases in 2003.

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

The expense for the Company-sponsored defined contribution plan was $1,312,000 in 2005, $1,201,000 in 2004 and $1,127,000 in 2003.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(8)	Debt

Long-term debt is summarized as follows (in thousands):

	Dec. 31,	Dec. 25,
	2005	2004

Capital leases	$46,973	$29,090
Revolving credit facility	120,000	63,000

	166,973	92,090
Less current maturities	12,122	8,797

Total long-term debt	$154,851	$83,293

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

Borrowings under the Fourth Amended and Restated Credit Agreement bear interest at rates equal to, at the option of Landstar, either (i) the greatest of (a) the prime rate as publicly announced from time to time by JPMorgan Chase Bank, (b) the three month CD rate adjusted for statutory reserves and FDIC assessment costs plus 1% and (c) the federal funds effective rate plus 1/2%, or, (ii) the rate at the time offered to JPMorgan Chase Bank in the Eurodollar market for amounts and periods comparable to the relevant loan plus a margin that is determined based on the level of the Company’s Leverage Ratio, as defined in the Fourth Amended and Restated Credit Agreement. The margin is subject to an increase of 0.125% if the aggregate amount outstanding under the Fourth Amended and Restated Credit Agreement exceeds 50% of the total borrowing capacity. As of December 31, 2005, the margin was equal to 87.5/100 of 1%.

The unused portion of the Fourth Amended and Restated Credit Agreement carries a commitment fee determined based on the level of the Company’s Leverage Ratio, as therein defined. As of December 31, 2005, the commitment fee for the unused portion of the Fourth Amended and Restated Credit Agreement was 0.20%. At December 31, 2005, the weighted average interest rate on borrowings outstanding under the Fourth Amended and Restated Credit Agreement was 5.09%. Based on the borrowing rates in the Fourth Amended and Restated Credit Agreement and the repayment terms, the fair value of the outstanding borrowings under the Fourth Amended and Restated Credit Agreement was estimated to approximate carrying value.

The Fourth Amended and Restated Credit Agreement contains a number of covenants that limit, among other things, the incurrence of additional indebtedness, the incurrence of operating or capital lease obligations and the purchase of operating property. The Fourth Amended and Restated Credit Agreement also requires Landstar to meet certain financial tests. Landstar is required to, among other things, maintain minimum levels of consolidated Net Worth and Fixed Charge Coverage and limit its borrowings to a specified ratio of indebtedness to earnings before interest, taxes, depreciation and amortization (the “Leverage Ratio”), as each is defined in the Fourth Amended and Restated Credit Agreement. Under the most restrictive covenant, the Leverage Ratio, borrowings were $160,766,000 lower than the maximum amount allowed at December 31, 2005.

The Company’s Fourth Amended and Restated Credit Agreement provides for a restriction on cash dividends on the Company’s capital stock only to the extent there is an event of default under the Fourth Amended and Restated Credit Agreement.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Fourth Amended and Restated Credit Agreement provides for an event of default related to a person or group acquiring 25% or more of the outstanding capital stock of the Company or obtaining the power to elect a majority of the Company’s directors.

Borrowings under the Fourth Amended and Restated Credit Agreement are unsecured, however, Landstar System, Inc., LSHI and all but one subsidiary guarantee the obligations under the Fourth Amended and Restated Credit Agreement.

Landstar paid interest of $5,040,000 in 2005, $3,247,000 in 2004 and $3,475,000 in 2003.

(9)	Leases

The future minimum lease payments under all noncancelable leases at December 31, 2005, principally for trailing equipment and the Company’s headquarters facility in Jacksonville, Florida, are shown in the following table (in thousands):

	Capital	Operating
	Leases	Leases

2006	$14,005	$7,691
2007	13,558	7,092
2008	10,429	6,627
2009	9,497	3,277
2010	4,071	2,102
Thereafter		7,972

	51,560	$34,761

Less amount representing interest (3.6% to 5.3%)	4,587

Present value of minimum lease payments	$46,973

Total rent expense, net of sublease income, was $17,969,000 in 2005, $17,106,000 in 2004 and $18,125,000 in 2003.

(10)	Stock Compensation Plans

On May 15, 2003, the stockholders of the Company voted for the proposal to implement a new Directors’ Stock Compensation Plan. Under this new plan, all independent directors who are elected or re-elected to the Board will receive 6,000 shares of common stock of the Company, subject to certain restrictions including restrictions on transfer. During 2005, 2004 and 2003, 6,000, 18,000 and 6,000 shares, respectively, of the Company’s common stock were issued to members of the Board of Directors upon re-election at the annual stockholder meetings. During 2005, 2004 and 2003, the Company reported $193,000, $402,000 and $85,000, respectively, in compensation expense representing the fair market value of these share awards.

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

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Options granted under the Plans become exercisable in either three or five equal annual installments commencing on the first anniversary of the date of grant or vest 100% four and one-half years from the date of grant or 100% on the fifth anniversary from the date of grant, subject to acceleration in certain circumstances. All options granted under the Plans expire on the tenth anniversary of the date of grant. Under the Plans, the exercise price of each option equals the fair market value of the Company’s common stock on the date of grant. At December 31, 2005, there were 7,301,812 shares of the Company’s common stock reserved for issuance upon exercise of options granted and to be granted under the Plans and 170,000 shares reserved for issuance under the 2003 Directors’ Stock Compensation Plan.

Information regarding the Company’s stock option plans is as follows:

	Options Outstanding		Options Exercisable
		Weighted Average		Weighted Average
		Exercise Price		Exercise Price
	Shares	per Share	Shares	per Share

Options at December 28, 2002	5,494,080	$7.07	1,861,752	$5.29
Granted	985,200	$14.06
Exercised	(1,897,556)	$5.58
Forfeited	(22,400)	$10.72

Options at December 27, 2003	4,559,324	$9.18	1,328,204	$7.11
Granted	660,000	$20.59
Exercised	(1,993,400)	$8.04
Forfeited	(110,160)	$9.85

Options at December 25, 2004	3,115,764	$12.31	664,324	$8.56
Granted	683,000	$35.77
Exercised	(991,712)	$9.29
Forfeited	(12,400)	$22.31

Options at December 31, 2005	2,794,652	$19.07	855,816	$10.37

The following tables summarize stock options outstanding and exercisable at December 31, 2005:

	Options Outstanding
	Number
	Outstanding	Weighted Average	Weighted Average
	Dec. 31,	Remaining Contractual	Exercise Price
Range of Exercise Prices per Share	2005	Life (Years)	per Share

$ 3.99 - $ 6.00	113,176	2.5	$4.14
$ 6.01 - $ 9.00	643,600	5.2	$8.12
$ 9.01 - $13.50	299,860	6.9	$13.08
$13.51 - $20.00	913,016	7.6	$17.06
$20.01 - $30.00	148,000	8.5	$26.02
$30.01 - $37.31	677,000	9.0	$35.80

	2,794,652	7.2	$19.07

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Options Exercisable
	Number
	Exercisable	Weighted Average
	Dec. 31,	Exercise Price
Range of Exercise Prices per Share	2005	per Share

$ 3.99 - $ 6.00	113,176	$4.14
$ 6.01 - $ 9.00	416,880	$8.03
$ 9.01 - $13.50	78,340	$12.98
$13.51 - $19.03	247,420	$16.33

	855,816	$10.37

The fair value of each option grant on its grant date was calculated using the Black-Scholes option pricing model with the following assumptions for grants made in 2005, 2004 and 2003: risk-free interest rate of 4.5% in 2005 and 3.5% in 2004 and 2003, expected lives of 5 years and no dividend yield. The expected volatility used in calculating the fair market value of stock options granted was 31% in 2005 and 40% in 2004 and 2003. The weighted average grant date fair value of stock options granted was $12.76, $8.32 and $5.67 per share in 2005, 2004 and 2003, respectively.

(11)	Shareholders’ Equity

On April 28, 2005, the Company announced that it had been authorized by its Board of Directors to purchase up to an additional 2,000,000 shares of its common stock from time to time in the open market and in privately negotiated transactions. On July 28, 2005, the Company announced that it had been authorized by its Board of Directors to purchase up to an additional 2,000,000 shares of its common stock from time to time in the open market and in privately negotiated transactions.

During 2005, Landstar purchased 2,873,053 shares of its common stock at a total cost of $95,600,000 pursuant to its previously announced stock purchase programs. The Company did not purchase any shares of its common stock under the programs during the period from September 24, 2005, the end of the Company’s third fiscal quarter, to December 31, 2005, the end of the Company’s fourth fiscal quarter. As of December 31, 2005, Landstar may purchase an additional 2,525,227 shares of its common stock under its authorized stock purchase programs.

At the May 12, 2005 annual meeting of stockholders, the stockholders of the Company approved an amendment to Article IV of the Company’s Restated Certificate of Incorporation to increase the number of authorized shares of the Company’s common stock from 80,000,000 shares to 160,000,000 shares.

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

The Company has three reportable business segments. These are the carrier, global logistics (formerly multimodal) and insurance segments. The carrier segment provides truckload transportation for a wide range of general commodities primarily over irregular or non-repetitive routes with its fleet of dry and specialty vans and unsided trailers, including flatbed, drop deck and specialty. It also provides short-to-long haul movement

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of containers by truck, dedicated power-only truck capacity and truck brokerage. The carrier segment markets its services primarily through independent commission sales agents and utilizes tractors provided by independent contractors who provide truck capacity to the Company under exclusive lease arrangements (the “Business Capacity Owner Independent Contractors” or “BCO Independent Contractors”) and other third party truck capacity providers who provide truck capacity to the Company under non-exclusive contractual arrangements (“Truck Brokerage Carriers”). Transportation services provided by the global logistics segment include the arrangement of intermodal moves, contract logistics, truck brokerage and emergency and expedited ground and air freight, ocean cargo and buses. The global logistics segment markets its services through independent commission sales agents and primarily utilizes capacity provided by BCO Independent Contractors and other third party capacity providers, including Truck Brokerage Carriers, railroads, air and ocean cargo carriers and bus providers. The nature of the carrier and global logistics segments’ businesses is such that a significant portion of their operating costs varies directly with revenue. The insurance segment provides risk and claims management services to Landstar’s operating subsidiaries. In addition, it reinsures certain property, casualty and occupational accident risks of certain BCO Independent Contractors and provides certain property and casualty insurance directly to Landstar’s operating subsidiaries.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates a segment’s performance based on operating income.

Internal revenue for transactions between the carrier and global logistics segments is based on quoted rates which are believed to approximate the cost that would have been incurred had similar services been obtained from an unrelated third party. Internal revenue for premiums billed by the insurance segment to the carrier and global logistics segments is calculated each fiscal period based primarily on an actuarial calculation of historical loss experience and is believed to approximate the cost that would have been incurred by the carrier and global logistics segments had similar insurance been obtained from an unrelated third party.

During 2005, 2004 and 2003, revenue derived from various departments of the United States Government represented 17%, 9% and 7%, respectively, of consolidated revenue. Included in consolidated revenue derived from the various departments of the United States Government in 2005 and 2004 was $275,929,000 and $63,790,000, respectively, of emergency transportation services related to disaster relief efforts for storms that impacted the United States. These emergency transportation services were provided primarily under a contract between Landstar Express America and the United States Department of Transportation/Federal Aviation Administration and reflected in revenue of the global logistics segment. No other single customer accounted for more than 10% of consolidated revenue in 2005, 2004 or 2003. In addition, during 2005 approximately 9% of the Company’s revenue was attributable to the automotive industry. One agent in the global logistics segment contributed approximately $197,000,000 of the Company’s revenue in 2005. Substantially all of the Company’s revenue is generated in the United States.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables summarize information about the Company’s reportable business segments as of and for the fiscal years ending December 31, 2005, December 25, 2004 and December 27, 2003 (in thousands):

		Global
	Carrier	Logistics	Insurance	Other	Total

2005
External revenue	$1,691,668	$795,136	$31,024		$2,517,828
Internal revenue	95,872	2,222	31,036		129,130
Investment income			2,695		2,695
Interest and debt expense				$4,744	4,744
Depreciation and amortization	11,262	309		4,349	15,920
Operating income	171,236	60,856	19,374	(51,984)	199,482
Expenditures on long-lived assets	798	20		3,039	3,857
Goodwill	20,496	10,638			31,134
Capital lease additions	28,512				28,512
Total assets	360,083	304,727	58,379	39,571	762,760

2004
External revenue	$1,454,862	$534,922	$30,152		$2,019,936
Internal revenue	48,673	4,967	30,538		84,178
Investment income			1,346		1,346
Interest and debt expense				$3,025	3,025
Depreciation and amortization	9,473	270		4,216	13,959
Operating income	128,400	26,211	12,456	(47,648)	119,419
Expenditures on long-lived assets	730	206		5,441	6,377
Goodwill	20,496	10,638			31,134
Capital lease additions	17,963				17,963
Total assets	317,466	136,311	91,183	39,552	584,512

2003
External revenue	$1,227,171	$341,241	$28,159		$1,596,571
Internal revenue	20,852	4,300	32,442		57,594
Investment income			1,220		1,220
Interest and debt expense				$3,240	3,240
Depreciation and amortization	8,728	272		3,736	12,736
Operating income	94,303	6,403	21,227	(37,138)	84,795
Expenditures on long-lived assets	2,652	712		2,193	5,557
Goodwill	20,496	10,638			31,134
Total assets	254,606	70,607	64,363	48,881	438,457

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(13)	Significant Concentrations of Credit

At December 31, 2005, trade accounts receivable included $226,057,000 receivable from various departments of the United States Government, including $215,250,000 due with respect to disaster relief services provided under the FAA contract.

(14)	Commitments and Contingencies

At December 31, 2005, in addition to the $39,054,000 letters of credit secured by investments, Landstar had $27,219,000 of letters of credit outstanding under the Company’s revolving credit facility.

On November 1, 2002, the Owner Operator Independent Drivers Association, Inc. (“OOIDA”) and six individual BCO Independent Contractors (the “Plaintiffs”) filed a putative class action complaint (the “Complaint”) in the United States District Court for the Middle District of Florida (the “Court”) in Jacksonville, Florida, against the Company. The Complaint alleges that certain aspects of the Company’s motor carrier leases with its BCO Independent Contractors violate certain federal leasing regulations and seeks injunctive relief, an unspecified amount of damages and attorney’s fees. On March 8 and June 4, 2004, the Court dismissed all claims of one of the six individual Plaintiffs on the grounds that the ICC Termination Act (the “Act”) is not applicable to leases signed before the Act’s January 1, 1996, effective date, and dismissed all claims of all remaining Plaintiffs against four of the seven Company entities previously named as defendants. Claims currently survive against the following Company entities: Landstar Inway, Inc., Landstar Ligon, Inc. and Landstar Ranger, Inc. (the “Defendants”). With respect to the remaining claims, the June 4, 2004 order held that the Act created a private right of action to which a four-year statute of limitation applies. On April 7, 2005, Plaintiffs filed an Amended Complaint that included additional allegations with respect to violations of certain federal leasing regulations. On August 30, 2005, the Court granted a motion by Plaintiffs to certify the case as a class action. On October 19, 2005, the U.S. Court of Appeals for the Eleventh Circuit denied the Defendants’ petition for permission to file an interlocutory appeal of the class-certification order.

Discovery is ongoing in the case, which is set for a jury trial in October 2006. On January 13, 2006, the Plaintiffs filed a motion for partial summary judgment on liability. On February 15, 2006, the Defendants filed their opposition to that motion and their own motion for partial summary judgment to address the claims of the Amended Complaint. The Defendants’ motion for partial summary judgment filed February 15, 2006 supersedes and replaces prior motions for partial summary judgment filed with the Court on April 18 and June 10, 2005. On March 6, 2006, the Plaintiffs filed their opposition to the Defendants’ motion for partial summary judgement. The District Court is expected to rule prior to trial on the pending motions for partial summary judgment.

Due to a number of factors, including the unresolved motions for summary judgment, the incomplete state of discovery in this matter, particularly classwide discovery, the absence of final expert reports and the lack of litigated final judgments in a number of similar cases or otherwise applicable precedents, the Company does not believe it is in a position to conclude whether or not there is a reasonable possibility of an adverse outcome in this case or what damages, if any, Plaintiffs would be awarded should they prevail on all or any part of their claims. However, the Company believes it has meritorious defenses, including to the expanded allegations in the Amended Complaint, and it intends to continue asserting these defenses vigorously.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Landstar System, Inc.:

We have audited the accompanying consolidated balance sheets of Landstar System, Inc. and subsidiary as of December 31, 2005 and December 25, 2004, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for the fiscal years ended December 31, 2005, December 25, 2004 and December 27, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Landstar System, Inc. and subsidiary as of December 31, 2005 and December 25, 2004, and the results of their operations and their cash flows for the fiscal years ended December 31, 2005, December 25, 2004 and December 27, 2003, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Landstar System, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 9, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/  KPMG LLP

March 9, 2006
Jacksonville, Florida
Certified Public Accountants

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

QUARTERLY FINANCIAL DATA
(Dollars in thousands, except per share amounts)
(Unaudited)

	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter
	2005	2005	2005	2005

Revenue	$800,442	$676,070	$539,104	$502,212

Operating income	$71,295	$59,037	$39,191	$29,959

Income before income taxes	$69,745	$57,832	$38,139	$29,022
Income taxes	26,785	22,207	14,646	11,144

Net income	$42,960	$35,625	$23,493	$17,878

Earnings per common share(1)	$0.73	$0.61	$0.40	$0.30

Diluted earnings per share(1)	$0.72	$0.60	$0.39	$0.29

Dividends paid per common share	$0.025	$0.025

	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter
	2004	2004	2004	2004

Revenue	$589,724	$526,883	$482,303	$421,026

Operating income	$40,596	$35,666	$29,268	$13,889

Income before income taxes	$39,784	$35,004	$28,485	$13,121
Income taxes	15,218	13,390	10,895	5,019

Net income	$24,566	$21,614	$17,590	$8,102

Earnings per common share(1)	$0.41	$0.36	$0.29	$0.14

Diluted earnings per share(1)	$0.40	$0.35	$0.29	$0.13

Dividends paid per common share

(1)	Due to the changes in the number of average common shares and common stock equivalents outstanding during the year, the sum of earnings per share amounts for each quarter do not necessarily add to the earnings per share amounts for the full year.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Landstar System, Inc.:

Under date of March 9, 2006, we reported on the consolidated balance sheets of Landstar System, Inc. and subsidiary as of December 31, 2005 and December 25, 2004, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for the fiscal years ended December 31, 2005, December 25, 2004 and December 27, 2003, as contained in the 2005 annual report to shareholders. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedules as listed in Item 15(a)(2). These financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/  KPMG LLP

March 9, 2006
Jacksonville, Florida
Certified Public Accountants

LANDSTAR SYSTEM, INC.

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT
PARENT COMPANY ONLY BALANCE SHEET INFORMATION
(Dollars in thousands, except per share amounts)

	Dec. 31,	Dec. 25,
	2005	2004

ASSETS
Investment in Landstar System Holdings, Inc., net of advances	$252,635	$212,839

Total assets	$252,635	$212,839

LIABILITIES AND SHAREHOLDERS’ EQUITY
Shareholders’ equity:
Common stock, $.01 par value, authorized 160,000,000 and 80,000,000 shares, issued 64,151,902 and 63,154,190	$642	$632
Additional paid-in capital	61,057	43,845
Retained earnings	412,970	295,936
Cost of 5,344,883 and 2,490,930 shares of common stock in treasury	(221,776)	(127,151)
Accumulated other comprehensive income (loss)	(211)	47
Notes receivable arising from exercises of stock options	(47)	(470)

Total shareholders’ equity	252,635	212,839

Total liabilities and shareholders’ equity	$252,635	$212,839

LANDSTAR SYSTEM, INC.

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT
PARENT COMPANY ONLY STATEMENT OF INCOME INFORMATION
(Dollars in thousands, except per share amounts)

	Fiscal Years Ended
	Dec. 31,	Dec. 25,	Dec. 27,
	2005	2004	2003

Equity in undistributed earnings of Landstar System Holdings, Inc	$119,378	$71,968	$50,773
Income taxes	(578)	96	73

Net income	$119,956	$71,872	$50,700

Earnings per common share	$2.03	$1.19	$0.82

Diluted earnings per share	$1.98	$1.16	$0.79

Dividends paid per common share	$0.05

Average number of shares outstanding:
Earnings per common share	59,199,000	60,154,000	61,458,000

Diluted earnings per share	60,492,000	61,800,000	63,840,000

LANDSTAR SYSTEM, INC.

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT
PARENT COMPANY ONLY STATEMENT OF CASH FLOWS INFORMATION
(Dollars in thousands)

	Fiscal Years Ended
	Dec. 31,	Dec. 25,	Dec. 27,
	2005	2004	2003

Operating Activities
Net income	$119,956	$71,872	$50,700
Adjustments to reconcile net income to net cash provided by operating activities:
Tax benefit on stock option exercises	8,174	9,035	5,110
Equity in undistributed earnings of Landstar System Holdings, Inc.	(119,378)	(71,968)	(50,773)

Net Cash Provided By Operating Activities	8,752	8,939	5,037

Investing Activities
Additional investments in and advances from Landstar System Holdings, Inc., net	80,131	1,911	57,618

Net Cash Provided By Investing Activities	80,131	1,911	57,618

Financing Activities
Proceeds from repayment of notes arising from exercises of stock options	423	115	605
Proceeds from exercises of stock options	9,216	16,036	10,584
Dividends Paid	(2,922)
Purchases of common stock	(95,600)	(27,001)	(73,844)

Net Cash Used By Financing Activities	(88,883)	(10,850)	(62,655)

Change in cash	0	0	0
Cash at beginning of period	0	0	0

Cash at end of period	$0	$0	$0

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
For the Fiscal Year Ended December 31, 2005
(Dollars in thousands)

		Col C
		Additions
	Col B		Charged to		Col E
	Balance at	Charged to	Other	Col D	Balance at
	Beginning of	Costs and	Accounts	Deductions	End of
Col A	Period	Expenses	Describe	Describe(A)	Period

Description
Allowance for doubtful accounts:
Deducted from trade receivables	$4,021	$3,399		$(2,765)	$4,655
Deducted from other receivables	4,245	2,521		(2,424)	4,342
Deducted from other non-current receivables	263	19			282

	$8,529	$5,939		$(5,189)	$9,279

(A)	Write-offs, net of recoveries.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
For the Fiscal Year Ended December 25, 2004
(Dollars in thousands)

		Col C
		Additions
	Col B		Charged to		Col E
	Balance at	Charged to	Other	Col D	Balance at
	Beginning of	Costs and	Accounts	Deductions	End of
Col A	Period	Expenses	Describe	Describe(A)	Period

Description
Allowance for doubtful accounts:
Deducted from trade receivables	$3,410	$2,883		$(2,272)	$4,021
Deducted from other receivables	4,077	3,348		(3,180)	4,245
Deducted from other non-current receivables	244	19			263

	$7,731	$6,250		$(5,452)	$8,529

(A)	Write-offs, net of recoveries.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
For the Fiscal Year Ended December 27, 2003
(Dollars in thousands)

		Col C
		Additions
	Col B		Charged to		Col E
	Balance at	Charged to	Other	Col D	Balance at
	Beginning	Costs and	Accounts	Deductions	End of
Col A	of Period	Expenses	Describe	Describe(A)	Period

Description
Allowance for doubtful accounts:
Deducted from trade receivables	$3,953	$2,401		$(2,944)	$3,410
Deducted from other receivables	5,331	2,674		(3,928)	4,077
Deducted from other non-current receivables	230	19		(5)	244

	$9,514	$5,094		$(6,877)	$7,731

(A)	Write-offs, net of recoveries.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedure

As of the end of the period covered by this Annual Report on Form 10-K, an evaluation was carried out, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended). Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2005 to provide reasonable assurance that information required to be disclosed by the Company in reports that it filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

Management, with the participation of the Company’s principal executive and principal financial officers, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. This assessment was performed using the criteria established under the Internal Control-Integrated Framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

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

Based on the assessment performed using the criteria established by COSO, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2005.

KPMG LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2005, has issued an audit report on management’s assessment of the Company’s internal control over financial reporting. Such report appears immediately below.

(b)  Attestation Report of the Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Landstar System, Inc:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Landstar System, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Landstar System, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, management’s assessment that Landstar System, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by COSO. Also, in our opinion, Landstar System, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Landstar System, Inc. and subsidiary as of December 31, 2005 and December 25, 2004, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for the fiscal years ended December 31, 2005, December 25, 2004 and December 27, 2003, and our report dated March 9, 2006 expressed an unqualified opinion on those consolidated financial statements.

/s/  KPMG LLP

March 9, 2006
Jacksonville, Florida
Certified Public Accountants

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

The information required by this Item concerning the Directors (and nominees for Directors) and Executive Officers of the Company is set forth under the captions “Election of Directors,” “Directors of the Company,” “Information Regarding Board of Directors and Committees,” and “Executive Officers of the Company” and “Compliance with Section 16(a) of the Securities Exchange Act of 1934” in the Company’s definitive Proxy Statement for its annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, and is incorporated herein by reference. The information required by this Item concerning Director Independence, the Company’s Audit Committee and the Audit Committee’s Financial Expert is set forth under the caption “Information Regarding Board of Directors and Committees” and “Report of the Audit Committee” in the Company’s definitive Proxy Statement for its annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, and is incorporated herein by reference.

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

The information required by this Item is set forth under the captions “Compensation of Directors and Executive Officers,” “Summary Compensation Table,” “Number of Securities Underlying Options Granted,” “Aggregated Options Exercised in Last Fiscal Year and Fiscal Year-End Option Values,” “Report of the Compensation Committee on Executive Compensation,” “Performance Comparison” and “Key Executive Employment Protection Agreements” in the Company’s definitive Proxy Statement for its annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item pursuant to Item 201(d) of Regulation S-K is set forth under the caption “Market for Registrants Common Equity and Related Stockholder Matters” in Part II, Item 5 of this report, and is incorporated by reference herein.

The information required by this Item pursuant to Item 403 of Regulation S-K is set forth under the caption “Security Ownership by Management and Others” in the Company’s definitive Proxy Statement for its annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions

None.

Item 14.	Principal Accounting Fees and Services

The information required by this item is set forth under the caption “Report of the Audit Committee” and “Ratification of Appointment of Independent Registered Public Accounting Firm” in the Company’s definitive Proxy Statement for its annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) Financial Statements and Supplementary Data

(2) Financial Statement Schedules

The report of the Company’s independent registered public accounting firm with respect to the financial statement schedules listed below appears on page 49 of this Annual Report on Form 10-K.

All other financial statement schedules not listed above have been omitted because the required information is included in the consolidated financial statements or the notes thereto, or is not applicable or required.

(3) Exhibits

Exhibit
No.	Description

(2)	Plan of acquisition, reorganization, arrangement, liquidation or succession
2.1	Asset Purchase Agreement by and between Landstar Poole, Inc. as the seller, and Landstar System, Inc., as the guarantor, and Schneider National, Inc., as the purchaser, dated as of July 15, 1998. (Incorporated by reference to Exhibit 2.1 to the Registrant’s Quarterly Report on Form 10-K for the quarter ended June 27, 1998 (Commission File No. 0-21238))

Exhibit
No.		Description

(3)		Articles of Incorporation and By-Laws:
3	.1*	Restated Certificate of Incorporation of the Company dated March 6, 2006, including Certificate of Designation of Junior Participating Preferred Stock dated February 10, 1993
3.2		The Company’s Bylaws, as amended and restated on February 9, 1993. (Incorporated by reference to Exhibit 3 to the Registrant’s Registration Statement on Form S-1 (Registration No. 33-57174))
(4)		Instruments defining the rights of security holders, including indentures:
4.1		Specimen of Common Stock Certificate. (Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 33-57174))
4.2		Fourth Amended and Restated Credit Agreement, dated July 8, 2004, among LSHI, Landstar, the lenders named therein and JPMorgan Chase Bank as administrative agent (including exhibits and schedules thereto). (Incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K filed on July 12, 2004 (Commission File No. 0-21238))
(10)		Material contracts:
10	.1†	Landstar System, Inc. Executive Incentive Compensation Plan (Incorporated by reference to Exhibit B to the Registrant’s Definitive Proxy Statement filed on March 22, 2002 (Commission File No. 0-21238))
10	.2†	LSHI Management Incentive Compensation Plan. (Incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 25, 1993. (Commission File No. 0-21238))
10	.3†	Landstar System, Inc. 1993 Stock Option Plan. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1. (Registration No. 33-67666))
10	.4†	Amendment to the Landstar System, Inc. 1993 Stock Option Plan (Incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 27, 1997 (Commission File No. 0-21238))
10	.5†	Landstar System, Inc. 2002 Employee Stock Option Plan (Incorporated by reference to Exhibit A to the Registrant’s Definitive Proxy Statement filed on March 22, 2002 (Commission File No. 0-21238))
10	.6†	Landstar System, Inc. 1994 Director’s Stock Option Plan. (Incorporated by reference to Exhibit 99 to the Registrant’s Registration Statement on Form S-8 filed July 5, 1995. (Registration No. 33-94304))
10	.7†	First Amendment to the Landstar System, Inc. 1994 Directors Stock Option Plan (Incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 30, 2000 (Commission File No. 0-21238))
10	.8†	Second Amendment to the Landstar System, Inc. 1994 Directors Stock Option Plan (Incorporated by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 30, 2000 (Commission File No. 0-21238))
10	.9†	Directors Stock Compensation Plan, dated May 15, 2003 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2003 (Commission File No. 0-21238))
10	.10†	Form of Indemnification Agreement between the Company and each of the directors and certain executive officers of the Company. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 27, 2003 (Commission No. 0-21238))
10	.11†	Form of Key Executive Employment Protection Agreement dated January 30, 1998 between Landstar System, Inc. and each of Henry H. Gerkens, Robert C. LaRose, Jeffrey Pundt and Ronald G. Stanley (Incorporated by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 27, 1997 (Commission File No. 0-21238))

Exhibit
No.		Description

10	.12*†	Form of Key Executive Employment Protection Agreement between Landstar System, Inc. and each of James B. Gattoni and Joseph J. Beacom
10	.13*†	Key Executive Employment Agreement dated June 27, 2005 between Landstar System, Inc. and Michael K. Kneller
10	.14†	Amendment to Key Executive Employment Protection Agreement, dated August 7, 2002, between Landstar System, Inc. and Henry H. Gerkens (Incorporated by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 28, 2002 (Commission File No. 0-21238))
10	.15†	Amendment to Key Executive Employment Protection Agreement, dated August 7, 2002, between Landstar System, Inc. and Robert C. LaRose (Incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 28, 2002 (Commission File No. 0-21238))
10	.16*†	Amendment to Key Executive Employment Protection Agreement, dated August 7, 2002, between Landstar System, Inc. and Jeffrey L. Pundt
10	.17†	Amendment to Key Executive Employment Protection Agreement, dated August 7, 2002, between Landstar System, Inc. and Ronald G. Stanley (Incorporated by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 25, 2004 (Commission File No. 0-21238))
10	.18*†	Form of Amendment to Key Executive Employment Protection Agreement, dated August 7, 2002, between Landstar System, Inc. and each of James B. Gattoni and Joseph J. Beacom
10	.19†	Letter Agreement, dated July 2, 2002 from Jeffrey C. Crowe to Henry H. Gerkens. (Incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 28, 2002 (Commission File No. 0-21238))
10	.20†	Letter agreement, dated April 27, 2004, between Landstar System, Inc. and Henry H. Gerkens (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 28, 2004 (Commission File No. 0-21238))
10	.21†	Letter Agreement, dated April 27, 2004, between Landstar System, Inc. and Jeffrey C. Crowe (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on April 28, 2004 (Commission No. 0-21238))
10.22		Solicitation, Offer and Award Agreement, dated October 1, 2002, as amended January 31, 2003, January 1, 2004, January 10, 2005 and September 12, 2005, between the United States Department of Transportation/Federal Aviation Administration and Landstar Express America, Inc. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 24, 2005.) (Commission File No. 0-21238)
(21)		Subsidiaries of the Registrant:
21	.1*	List of Subsidiary Corporations of the Registrant
(23)		Consents of experts and counsel:
23	.1*	Consent of KPMG LLP as Independent Registered Public Accounting Firm of the Registrant
(24)		Power of attorney:
24	.1*	Powers of Attorney
(31)		Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002:
31	.1*	Chief Executive Officer certification, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31	.2*	Chief Financial Officer certification, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit
No.		Description

(32)		Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002:
32	.1**	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32	.2**	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	management contract or compensatory plan or arrangement

*	Filed herewith.

**	Furnished herewith.

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

Date: March 9, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature		Title	Date

* Jeffrey C. Crowe		Chairman of the Board	March 9, 2006

/s/ Henry H. Gerkens Henry H. Gerkens		Director, President and Chief Executive Officer; Principal Executive Officer	March 9, 2006

/s/ Robert C. LaRose Robert C. LaRose		Executive Vice President and Chief Financial Officer; Principal Accounting Officer	March 9, 2006

* David G. Bannister		Director	March 9, 2006

* Ronald W. Drucker		Director	March 9, 2006

* Merritt J. Mott		Director	March 9, 2006

* William S. Elston		Director	March 9, 2006

* Diana M. Murphy		Director	March 9, 2006

By:	/s/ MICHAEL K. KNELLER Michael K. Kneller Attorney In Fact*