Form 10-Q
period 2006-04-01
LANDSTAR SYSTEM INC
filed 2006-05-05
CIK 853816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended April 1, 2006
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
     Yes ☐           No ☑
     The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of the close of business on April 28, 2006 was 58,967,759.

FINANCIAL INFORMATION
PART I
Item 1. Financial Statements
     The interim consolidated financial statements contained herein reflect all adjustments (all of a normal, recurring nature) which, in the opinion of management, are necessary for a fair statement of the financial condition, results of operations, cash flows and changes in shareholders’ equity for the periods presented. They have been prepared in accordance with Rule 10-01 of Regulation S-X and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the thirteen weeks ended April 1, 2006 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 30, 2006.
     These interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s 2005 Annual Report on Form 10-K.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)
(Unaudited)

	April 1,	Dec. 31,
	2006	2005
ASSETS
Current Assets
Cash and cash equivalents	$49,401	$29,398
Short-term investments	20,496	20,693
Trade accounts receivable, less allowance of $5,439 and $4,655	437,286	534,274
Other receivables, including advances to independent contractors, less allowance of $4,444 and $4,342	21,644	11,384
Deferred income taxes and other current assets	17,797	21,106

Total current assets	546,624	616,855

Operating property, less accumulated depreciation and amortization of $71,501 and $68,561	85,449	89,131
Goodwill	31,134	31,134
Other assets	29,821	28,694

Total assets	$693,028	$765,814

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Cash overdraft	$23,995	$29,829
Accounts payable	146,141	164,509
Current maturities of long-term debt	12,250	12,122
Insurance claims	31,923	27,887
Other current liabilities	62,579	65,149

Total current liabilities	276,888	299,496

Long-term debt, excluding current maturities	91,735	154,851
Insurance claims	32,244	37,840
Deferred income taxes	18,471	17,938
Shareholders’ Equity
Common stock, $0.01 par value, authorized 160,000,000 shares, issued 64,391,342 and 64,151,902 shares	644	642
Additional paid-in capital	90,043	84,532
Retained earnings	415,425	392,549
Cost of 5,579,583 and 5,344,883 shares of common stock in treasury	(232,301)	(221,776)
Accumulated other comprehensive loss	(74)	(211)
Note receivable arising from exercise of stock options	(47)	(47)

Total shareholders’ equity	273,690	255,689

Total liabilities and shareholders’ equity	$693,028	$765,814

See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share amounts)
(Unaudited)

	Thirteen Weeks Ended
	April 1,	March 26,
	2006	2005
Revenue	$610,042	$502,212
Investment income	379	539

Costs and expenses:
Purchased transportation	458,250	377,578
Commissions to agents	47,011	39,126
Other operating costs	12,068	8,698
Insurance and claims	11,552	13,125
Selling, general and administrative	35,836	31,815
Depreciation and amortization	4,093	3,962

Total costs and expenses	568,810	474,304

Operating income	41,611	28,447
Interest and debt expense	1,850	937

Income before income taxes	39,761	27,510
Income taxes	15,411	10,692

Net income	$24,350	$16,818

Earnings per common share	$0.41	$0.28

Diluted earnings per share	$0.41	$0.27

Average number of shares outstanding:
Earnings per common share	58,901,000	60,396,000

Diluted earnings per share	59,919,000	61,765,000

Dividends paid per common share	$0.025

See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Thirteen Weeks Ended
	April 1,	March 26,
	2006	2005
OPERATING ACTIVITIES
Net income	$24,350	$16,818
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of operating property	4,093	3,962
Non-cash interest charges	44	44
Provisions for losses on trade and other accounts receivable	1,892	1,617
Gains on sales and disposals of operating property	(158)	(248)
Deferred income taxes, net	276	(418)
Stock-based compensation	1,411	1,512
Changes in operating assets and liabilities:
Decrease in trade and other accounts receivable	84,836	33,391
Decrease in other assets	2,738	4,302
Decrease in accounts payable	(18,368)	(20,294)
Increase (decrease) in insurance claims	(1,560)	2,529
Decrease in other liabilities	(2,016)	(910)

NET CASH PROVIDED BY OPERATING ACTIVITIES	97,538	42,305

INVESTING ACTIVITIES
Net change in other short-term investments	1,448	(1,111)
Sales and maturities of long-term investments	10,328	1,500
Purchases of long-term investments	(11,701)	(1,309)
Purchases of operating property	(668)	(739)
Proceeds from sales of operating property	415	1,582

NET CASH USED BY INVESTING ACTIVITIES	(178)	(77)

FINANCING ACTIVITIES
Increase (decrease) in cash overdraft	(5,834)	723
Proceeds from repayment of notes receivable arising from exercises of stock options		275
Dividends paid	(1,474)
Proceeds from exercises of stock options	2,376	2,975
Excess tax benefit on stock option exercises	1,694	935
Borrowings on revolving credit facility		2,000
Principal payments on long-term debt and capital lease obligations	(62,988)	(2,755)
Purchases of common stock	(11,131)	(34,947)

NET CASH USED BY FINANCING ACTIVITIES	(77,357)	(30,794)

Increase in cash and cash equivalents	20,003	11,434
Cash and cash equivalents at beginning of period	29,398	61,684

Cash and cash equivalents at end of period	$49,401	$73,118

See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
Thirteen Weeks Ended April 1, 2006
(Dollars in thousands)
(Unaudited)

								Note
								Receivable
								Arising
					Treasury Stock		Accumulated	from
	Common Stock		Add’l		at Cost		Other	Exercise
			Paid-In	Retained			Comprehensive	of Stock
	Shares	Amount	Capital	Earnings	Shares	Amount	Income (Loss)	Options	Total
Balance December 31, 2005	64,151,902	$642	$84,532	$392,549	5,344,883	$(221,776)	$(211)	$(47)	$255,689

Net income				24,350					24,350

Dividends paid				(1,474)					(1,474)

Purchases of common stock					249,300	(11,131)			(11,131)

Stock based compensation expense			1,411						1,411

Exercises of stock options, including excess tax benefit	239,440	2	4,068						4,070

Incentive compensation paid in common stock			32		(14,600)	606			638

Change in other comprehensive income on available-for-sale investments, net of income taxes							137		137

Balance April 1, 2006	64,391,342	$644	$90,043	$415,425	5,579,583	$(232,301)	$(74)	$(47)	$273,690

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
(1) Share-Based Payments
     Prior to 2006, the Company accounted for share-based payment plans in accordance with Accounting Principal Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related interpretations. Under APB 25, no stock-based compensation was reflected in net income from stock options granted as all options granted had an exercise price equal to the fair market value of the underlying common stock on the date of grant. On January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123R (“FAS 123R”), Share-Based Payment. The Company adopted FAS 123R using the modified retrospective method. Amounts for prior periods have been adjusted to reflect the adoption of FAS 123R.
Retrospective Application
     Under the modified retrospective method, compensation cost is recognized in the financial statements beginning January 1, 2006, based on the requirements of FAS 123R for all share-based payments granted after that date, and based on the requirements of FAS 123 for all unvested awards granted prior to the effective date of FAS 123R. In addition, results for prior periods have been retrospectively adjusted utilizing the pro forma disclosures in those prior financial statements. The unaudited Balance Sheet as of December 31, 2005, reflects the adoption of FAS 123R as follows: (1) retained earnings has been reduced by $20,421,000, representing cumulative share-based compensation expense, net of related income tax benefits, for stock options granted from 1995 through 2005, (2) additional paid-in-capital has been increased by $23,475,000, representing cumulative share-based compensation expense and reduced by income tax benefits realized excluding tax benefits in excess of recognized compensation costs (“excess tax benefits”), for stock options granted from 1995 through 2005, and (3) deferred tax assets have been increased by $3,054,000 representing the estimated future tax benefits attributable to share-based compensation expense expected to be realized.
     As a result of the FAS 123R retroactive application, for the thirteen weeks ended March 26, 2005, net income was reduced by $1,060,000, and earnings per common share and diluted earnings per share were each reduced by $.02.
     Prior to the adoption of FAS 123R, under APB 25, the Company was required to record tax benefits realized from share-based payment arrangements as an operating cash flow. However, FAS 123R requires that excess tax benefits be recorded as a financing cash inflow and corresponding operating cash outflow. The change in presentation of tax benefits from share-based payment arrangements results in a decrease in cash from operating activities and an increase in cash from financing activities of the same amount and does not impact the Company’s overall cash position. In the accompanying unaudited Consolidated Statements of Cash Flows for thirteen week period ended April 1, 2006, the Company realized tax benefits of $1,694,000 in excess of recognized compensation cost and reported that amount as a cash outflow from operating activities and a cash inflow from financing activities. In addition, the cash flow presentation for the thirteen weeks ended March 26, 2005, has been adjusted to conform to the current year presentation.
Share-based payment arrangements
     At April 1, 2006, the Company had two employee stock option plans and one stock option plan for members of its Board of Directors (the “Plans”). The Plans have been approved by the Company’s shareholders and are further described below. Amounts recognized in the financial statements with respect to these Plans are as follows (in thousands):

	Thirteen Weeks Ended
	April 1,	March 26,
	2006	2005
Total cost of share-based payment plans during the period	$1,411	$1,512
Amount of related income tax benefit recognized in income	467	452

Net cost of share based payment plans during the period	$944	$1,060

Employee and director stock option plans
     Under the 1993 Stock Option Plan, as amended, the Compensation Committee of the Board of Directors was authorized to grant options to Company employees to purchase up to 4,460,000 shares of common stock. Under the 2002 Employee Stock Option Plan, the Compensation Committee of the Board of Directors was authorized to grant options to Company employees to purchase up to 6,400,000 shares of common stock. Under the 1994 Directors’ Stock Option Plan, as amended (the “DSOP”), options to purchase up to 420,000 shares of common stock were authorized to be granted to outside members of the Board of Directors upon election or re-election to the Board of Directors. Effective May 15, 2003, no further grants will be made under the DSOP. Also, no further grants will be made under the 1993 Stock Option Plan as it has expired.
     Options granted under the Plans become exercisable in either three or five equal annual installments commencing on the first anniversary of the date of grant or vest 100% four and one-half years from the date of grant or 100% on the fifth anniversary from the date of grant, subject to acceleration in certain circumstances. All options granted under the Plans expire on the tenth anniversary of the date of grant. Under the Plans, the exercise price of each option equals the fair market value of the Company’s common stock on the date of grant. At April 1, 2006, there were 7,062,372 shares of the Company’s common stock reserved for issuance upon exercise of options granted and to be granted under the Plans.
     The fair value of each option grant on its grant date was calculated using the Black-Scholes option pricing model with the following assumptions for grants made in 2006 and 2005: risk-free interest rate of 4.75% and 4.5% in 2006 and 2005, respectively, expected lives of 4.5 years and 5 years in 2006 and 2005, respectively, a dividend yield of 0.3% in 2006 and no dividend yield in 2005. The expected volatility used in calculating the fair market value of stock options granted was 34% and 31% in 2006 and 2005, respectively. The Company utilizes historical data, including exercise patterns and employee departure behavior, in estimating the term options will be outstanding. Expected volatility was based on historical volatility and other factors, such as expected changes in volatility arising from planned changes to the Company’s business, if any. The risk-free interest rate was based on the yield of zero coupon U.S. Treasury bonds for terms that approximated the term of the options granted.
Summary details for plan stock options
     Information regarding the Company’s stock options is as follows:

		Weighted Average	Weighted Average
	Number of	Exercise Price	Remaining Contractual	Aggregate Intrinsic
	Options	per Share	Term (years)	Value (000s)
Options outstanding at December 31, 2005	2,794,652	$19.07
Granted	629,000	$43.60
Exercised	(239,440)	$9.93
Forfeited/expired

Options outstanding at April 1, 2006	3,184,212	$24.60	7.6	$62,479

Options exercisable at April 1, 2006	1,263,006	$15.58	6.3	$36,177

     The weighted average grant date fair value of stock options granted during the thirteen week periods ended April 1, 2006 and March 26, 2005 was $15.32 and $12.78, respectively.

     The total intrinsic value of stock options exercised during the thirteen week periods ended April 1, 2006 and March 26, 2005 was $8,221,000 and $8,659,000, respectively.
     As of April 1, 2006, there was $17,627,000 of total unrecognized compensation cost related to non-vested stock options granted under the plans. The compensation cost related to these non-vested options is expected to be recognized over a weighted average period of 2.6 years.
(2) Dividends on Common Stock
     On February 28, 2006, the Company paid cash dividends of $0.025 per common share to stockholders of record on February 14, 2006.
(3) Income Taxes
     The provisions for income taxes for the 2006 and 2005 thirteen week periods were based on estimated full year combined effective income tax rates of approximately 38.8% and 38.9%, respectively, which are higher than the statutory federal income tax rate primarily as a result of state income taxes, the meals and entertainment exclusion and non-deductible stock-based compensation.
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
     The following table provides a reconciliation of the average number of common shares outstanding used to calculate earnings per share to the average number of common shares and common share equivalents outstanding used in calculating diluted earnings per share (in thousands):

	Thirteen Weeks Ended
	April 1,	March 26,
	2006	2005
Average number of common shares outstanding	58,901	60,396

Incremental shares from assumed exercises of stock options	1,018	1,369

Average number of common shares and common share equivalents outstanding	59,919	61,765

     For the thirteen week periods ended April 1, 2006 and March 26, 2005, there were 599,000 and 470,000, respectively, of options outstanding to purchase shares of common stock excluded from the calculation of diluted earnings per share because they were antidilutive.
(5) Additional Cash Flow Information
     During the 2006 thirteen week period, Landstar paid income taxes and interest of $2,985,000 and $2,375,000, respectively. During the 2005 thirteen week period, Landstar paid income taxes and interest of $536,000 and $1,048,000, respectively. Landstar did not acquire operating property by entering into capital leases in the 2006 thirteen week period. Landstar acquired operating property by entering into capital leases in the amount of $4,297,000 in the 2005 thirteen week period.

(6) Segment Information
     The following tables summarize information about Landstar’s reportable business segments as of and for the thirteen weeks ended April 1, 2006 and March 26, 2005 (in thousands):

	Thirteen Weeks Ended April 1, 2006
	Carrier	Global Logistics	Insurance	Other	Total
External revenue	$428,313	$173,425	$8,304		$610,042
Investment income			379		379
Internal revenue	11,856	360	5,939		18,155
Operating income	40,571	8,727	6,676	$(14,363)	41,611
Goodwill	20,496	10,638			31,134

	Thirteen Weeks Ended March 26, 2005
	Carrier	Global Logistics	Insurance	Other	Total
External revenue	$371,043	$123,696	$7,473		$502,212
Investment income			539		539
Internal revenue	5,884	350	6,590		12,824
Operating income	31,031	5,166	4,092	$(11,842)	28,447
Goodwill	20,496	10,638			31,134
(7) Comprehensive Income
     The following table includes the components of comprehensive income for the thirteen week periods ended April 1, 2006 and March 26, 2005 (in thousands):

	Thirteen Weeks Ended
	April 1,	March 26,
	2006	2005
Net income	$24,350	$16,818
Unrealized holding gains (losses) on available-for- sale investments, net of income taxes	137	(78)

Comprehensive income	$24,487	$16,740

     Accumulated other comprehensive loss at April 1, 2006 of $74,000 represents the unrealized holding loss on available-for-sale investments of $116,000, net of income benefits of $42,000.
(8) Commitments and Contingencies
     At April 1, 2006, Landstar had $27,219,000 of letters of credit outstanding under the Company’s revolving credit facility and $39,054,000 of letters of credit secured by investments held at the Company’s insurance segment. The short-term investments of $20,496,000 combined with $20,745,000 of the non-current portion of investment grade bonds included in other assets at April 1, 2006, provide collateral for the $39,054,000 of letters of credit issued to guarantee payment of insurance claims.
     On November 1, 2002, the Owner Operator Independent Drivers Association, Inc. (“OOIDA”) and six individual independent contractors who provide truck capacity to the Company under exclusive lease arrangements (“BCO Independent Contractors” and collectively with OOIDA, the “Plaintiffs”) filed a putative class action complaint (the “Complaint”) in the United States District Court for the Middle District of Florida (the “Court”) in Jacksonville, Florida, against the Company. The Complaint alleges that certain aspects of the Company’s motor carrier leases with its BCO Independent Contractors violate certain federal leasing regulations and seeks injunctive relief, an unspecified amount of damages and attorney’s fees. On March 8 and June 4, 2004, the Court dismissed all claims of one of the six individual Plaintiffs on the grounds that the ICC Termination Act (the “Act”) is not applicable to leases signed before the Act’s January 1, 1996 effective date, and dismissed all claims of all remaining Plaintiffs against four of the seven Company entities previously named as defendants. Claims currently survive against the following Company entities: Landstar Inway, Inc., Landstar Ligon, Inc. and Landstar Ranger, Inc. (the “Defendants”). With respect to the remaining claims, the June 4, 2004 order held that the Act created a private right of action to which a four-year statute of limitation applies. On April 7, 2005, Plaintiffs amended the Complaint (the “Amended Complaint”) to include additional allegations with respect to violations of certain federal leasing regulations. On August 30, 2005, the Court granted a motion by Plaintiffs to certify the case as a class action. On October 19, 2005, the U.S. Court of Appeals for the Eleventh Circuit denied the Defendants’ petition for permission to file an interlocutory appeal of the class-certification order.

     Discovery is ongoing in the case, which is set for a jury trial in October 2006, whether all issues will be decided at that October trial is unknown. On January 13, 2006, the Plaintiffs filed a motion for partial summary judgment on liability. On February 15, 2006, the Defendants filed their opposition to that motion and their own motion for partial summary judgment to address the claims of the Amended Complaint. The Defendants’ motion for partial summary judgment filed February 15, 2006 supersedes and replaces prior motions for partial summary judgment filed with the Court on April 18 and June 10, 2005. On March 6, 2006, the Plaintiffs filed their opposition to the Defendants’ motion for partial summary judgment. The District Court is expected to rule prior to trial on the pending motions for partial summary judgment.
     Due to a number of factors, including the unresolved motions for summary judgment, the incomplete state of discovery in this matter, particularly classwide and expert discovery, the fact that it is not certain which issues will be decided during the October 2006 trial and the lack of litigated final judgments in a number of similar cases or otherwise applicable precedents, the Company does not believe it is in a position to conclude whether or not there is a reasonable possibility of an adverse outcome in this case or what damages, if any, Plaintiffs would be awarded should they prevail on all or any part of their claims. However, the Company believes it has meritorious defenses, including to the expanded allegations in the Amended Complaint, and it intends to continue asserting these defenses vigorously. In addition, as a result of recent developments in an insurance coverage dispute relating to the litigation described immediately above, the Company believes it is reasonably probable that it will recover a significant portion of the costs, including legal fees, incurred in defending such litigation.
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
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion should be read in conjunction with the attached interim consolidated financial statements and notes thereto, and with the Company’s audited financial statements and notes thereto for the fiscal year ended December 31, 2005 and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 2005 Annual Report on Form 10-K.
Introduction
     Landstar System, Inc. and its subsidiary, Landstar System Holdings, Inc. (together, referred to herein as “Landstar” or the “Company”), provide transportation services to a variety of market niches throughout the United States and to a lesser extent in Canada, and between the United States and Canada, Mexico and other countries through its operating subsidiaries. Landstar’s business strategy is to be a non-asset based provider of transportation capacity and logistics services delivering safe, specialized transportation services globally, utilizing a network of independent commission sales agents and third party capacity providers. Landstar focuses on providing transportation services which emphasize safety, customer service and information coordination among its independent commission sales agents, customers and capacity providers. The Company markets its services primarily through independent commission sales agents and exclusively utilizes third party capacity providers to transport customers’ freight. The nature of the Company’s business is such that a significant portion of its operating costs varies directly with revenue. The Company has three reportable business segments. These are the carrier, global logistics and insurance segments.
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
     While customer demand, which is subject to overall economic conditions, ultimately drives increases or decreases in revenue, the Company primarily relies on its independent commission sales agents to establish customer relationships and generate revenue opportunities. Management’s primary focus with respect to revenue growth is revenue generated by independent commission sales agents who on an annual basis generate $1 million or more of Landstar revenue (“Million Dollar Agents”). Management believes future revenue growth is primarily dependent on its ability to increase both the revenue generated by Million Dollar Agents and the number of Million Dollar Agents through a combination of recruiting new agents and increasing the revenue opportunities generated by existing independent commission sales agents.
     During the 2005 fiscal year, 466 independent commission sales agents generated $1 million or more of Landstar’s revenue and thus qualified as Million Dollar Agents. During the 2005 fiscal year, the average revenue generated by a Million Dollar Agent was $5,063,000 and revenue generated by Million Dollar Agents in the aggregate represented 94% of consolidated Landstar revenue.
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

	Thirteen Weeks Ended
	April 1,	March 26,
	2006	2005
Carrier Segment:
External revenue generated through (in thousands):
BCO Independent Contractors	$303,793	$282,675
Truck Brokerage Carriers	124,520	88,368

	$428,313	$371,043

Revenue per revenue mile	$1.99	$1.80
Revenue per load	$1,580	$1,444
Average length of haul (miles)	793	802
Number of loads	271,000	257,000

Global Logistics Segment:
External revenue generated through (in thousands):
BCO Independent Contractors(1)	$24,832	$17,838
Truck Brokerage Carriers	100,627	79,081
Rail, air, ocean and bus carriers(2)	47,966	26,777

	$173,425	$123,696

Revenue per load(3)	$1,500	$1,541
Number of loads(3)	92,000	76,000

(1)	Includes revenue from freight hauled by carrier segment BCO Independent Contractors for global logistics customers.

(2)	Included in the 2006 thirteen week period was $10,856,000 of revenue attributable to buses provided under contract between Landstar Express America, Inc. and the United States Department of Transportation/Federal Aviation Administration (the “FAA”).

(3)	Number of loads and revenue per load exclude the effect of $35,449,000 in 2006 and $7,300,000 in 2005 of revenue derived from emergency transportation services provided under the FAA contract.

     Also critical to the Company’s success is its ability to secure capacity, particularly truck capacity, at rates that allow the Company to profitably transport customers’ freight. The following table summarizes available truck capacity:

	April 1, 2006	March 26, 2005
BCO Independent Contractors	8,219	7,828
Truck Brokerage Carriers:
Approved and active(1)	13,698	11,737
Other approved	8,381	7,255

	22,079	18,992

Total available truck capacity providers	30,298	26,820

Number of trucks provided by BCO Independent Contractors	8,932	8,659

(1)	Active refers to Truck Brokerage Carriers who moved at least one load in the 180 days immediately preceding the fiscal quarter end.
     Historically, the Company’s carrier segment has primarily relied on capacity provided by BCO Independent Contractors. Pursuant to a continuing plan to augment its available capacity and increase its revenue, the Company has been increasing the carrier segment’s use of capacity provided by Truck Brokerage Carriers. The percent of consolidated revenue generated through all Truck Brokerage Carriers was 38.7% during the first quarter of 2006 and 33.3% during the first quarter of 2005.
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
     Prior to 2006, the Company accounted for stock-based payment plans in accordance with Accounting Principal Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related interpretations. Under APB 25, no stock-based compensation was reflected in net income from stock options granted as all options granted had an exercise price equal to the fair market value of the underlying common stock on the date of grant. On January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123R (“FAS 123R”), Share-Based Payment. The Company adopted FAS 123R using the modified retrospective method. Amounts for prior periods have been adjusted to reflect the adoption of FAS 123R.
     The following table sets forth the percentage relationships of income and expense items to revenue for the periods indicated:

	Thirteen Weeks Ended
	April 1,	March 26,
	2006	2005
Revenue	100.0%	100.0%
Investment income	0.0	0.1
Costs and expenses:
Purchased transportation	75.1	75.2
Commissions to agents	7.7	7.8
Other operating costs	2.0	1.7
Insurance and claims	1.9	2.6
Selling, general and administrative	5.9	6.3
Depreciation and amortization	0.6	0.8

Total costs and expenses	93.2	94.4

Operating income	6.8	5.7
Interest and debt expense	0.3	0.2

Income before income taxes	6.5	5.5
Income taxes	2.5	2.2

Net income	4.0%	3.3%

THIRTEEN WEEKS ENDED APRIL 1, 2006 COMPARED TO THIRTEEN WEEKS ENDED MARCH 26, 2005
     Revenue for the 2006 thirteen week period was $610,042,000, an increase of $107,830,000, or 21.5%, compared to the 2005 thirteen week period. The increase was attributable to increased revenue of $57,270,000, $49,729,000 and $831,000 at the carrier, global logistics and insurance segments, respectively. With respect to the carrier segment, revenue per load increased approximately 9% in the 2006 thirteen week period while the number of loads delivered in the 2006 thirteen week period increased approximately 5%. The average length of haul per load at the carrier segment decreased approximately 1%, however, revenue per revenue mile increased approximately 11%. Included in revenue at the global logistics segment for the 2006 and 2005 thirteen week periods were $35,449,000 and $7,300,000, respectively, of revenue related to disaster relief efforts for the storms that impacted the United States. These emergency transportation services were provided primarily under a contract between Landstar Express America, Inc. and the United States Federal Aviation Administration (“FAA”). Excluding the number of loads and revenue related to disaster relief efforts provided by the global logistics segment in the 2006 and 2005 thirteen week periods, the number of loads delivered by the global logistics segment in the 2006 thirteen week period increased approximately 21%, while revenue per load decreased approximately 3% over the 2005 thirteen week period.
     Investment income at the insurance segment was $379,000 and $539,000 in the 2006 and 2005 thirteen week periods, respectively. The decrease in investment income was primarily due to a reduction in assets available for investment as these assets were used to finance a portion of the $215,250,000 year end receivable from the FAA.
     Purchased transportation was 75.1% and 75.2% of revenue in 2006 and 2005, respectively. The decrease in purchased transportation as a percentage of revenue was primarily attributable to increased revenue provided for disaster relief services under the FAA contract which tends to have a lower cost of purchased transportation, partially offset by increased truck brokerage revenue, which tends to have a higher cost of purchased transportation. Commissions to agents were 7.7% and 7.8% of revenue in 2006 and 2005, respectively. The decrease in commissions to agents as a percentage of revenue was primarily attributable to a change in revenue mix. Other operating costs were 2.0% of revenue in 2006 and 1.7% of revenue in 2005. The increase in other operating costs as a percentage of revenue was primarily attributable to trailer rental costs incurred in support of disaster relief services under the FAA contract, partially offset by reduced trailer rent and maintenance costs, as a result of the Company’s on going effort to reduce the cost of Company provided trailing equipment. Insurance and claims were 1.9% of revenue in 2006 compared with 2.6% of revenue in 2005. The decrease in insurance and claims as a percentage of revenue was primarily attributable to an increase in truck brokerage revenue and rail intermodal, which tend to have a lower claims risk profile compared to revenue generated through BCO Independent Contractors, a lower frequency of trucking accidents in the 2006 period compared to the 2005 period and the unfavorable development of prior years claims during the 2005 period. Selling, general and administrative costs were 5.9% of revenue in 2006 compared with 6.3% of revenue in 2005. The decrease in selling, general and administrative costs as a percentage of revenue was primarily attributable to increased revenue, partially offset by an increased provision for bonuses under the Company’s incentive compensation plans and an increased provision for customer bad debt. Depreciation and amortization was 0.6% and 0.8% of revenue in 2006 and 2005, respectively. The decrease in depreciation and amortization as a percentage of revenue compared to 2005 was attributable to the effect of increased revenue.
     Interest and debt expense was 0.3% and 0.2% of revenue in 2006 and 2005, respectively. The increase in interest and debt expense as a percentage of revenue was primarily attributable to increased interest rates and increased borrowings under the Company’s revolving credit facility which were used to finance a portion of the receivable from the FAA.
     The provisions for income taxes for the 2006 and 2005 thirteen week periods were based on estimated full year combined effective income tax rates of approximately 38.8% and 38.9%, respectively, which are higher than the statutory federal income tax rate primarily as a result of state income taxes, the meals and entertainment exclusion and non-deductible stock compensation expense.
     Net income was $24,350,000, or $0.41 per common share ($0.41 per diluted share), in the 2006 thirteen week period compared with $16,818,000, or $0.28 per common share ($0.27 per diluted share), in the 2005 thirteen week period. The 2006 and 2005 thirteen week periods included stock compensation expense of $1,411,000 and $1,512,000, respectively, $944,000 and $1,060,000, respectively, net of related income tax benefits. Stock compensation expense reduced earnings per common share $0.02 ($0.02 per diluted share) in both the 2006 and 2005 thirteen week periods.

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
CAPITAL RESOURCES AND LIQUIDITY
     Shareholders’ equity was $273,690,000 at April 1, 2006, compared to $255,689,000 at December 31, 2005. The increase in shareholder’s equity was primarily a result of net income for the period and exercises of stock options, partially offset by the purchase of 249,300 shares of the Company’s common stock at a total cost of $11,131,000. At April 1, 2006, the Company may purchase up to an additional 2,275,927 shares of its common stock under its authorized stock purchase programs. Shareholders’ equity was 72% of total capitalization (defined as total debt plus equity) at April 1, 2006 compared to 60% at December 31, 2005.
     Long-term debt including current maturities was $103,985,000 at April 1, 2006, $62,988,000 lower than at December 31, 2005, primarily as a result of collecting $107,000,000 during the thirteen week period ended April 1, 2006 of the $215,250,000 December 31, 2005 receivable from the FAA.
     Working capital and the ratio of current assets to current liabilities were $269,736,000 and 1.97 to 1, respectively, at April 1, 2006, compared with $317,359,000 and 2.1 to 1, respectively, at December 31, 2005. Landstar has historically operated with current ratios within the range of 1.5 to 1 to 2.0 to 1. Cash provided by operating activities was $97,538,000 in the 2006 thirteen week period compared with $42,305,000 in the 2005 thirteen week period. The increase in cash flow provided by operating activities was primarily attributable to the timing of collections of trade accounts receivable, including a portion of the receivable from the FAA for emergency transportation services provided during the later half of fiscal 2005, and increased earnings.
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
     At April 1, 2006, the Company had $60,000,000 in borrowings outstanding and $27,219,000 of letters of credit outstanding under the Fourth Amended and Restated Credit Agreement. At April 1, 2006, there was $137,781,000 available for future borrowings under the Company’s Fourth Amended and Restated Credit Agreement. In addition, the Company has $39,054,000 in letters of credit outstanding, as collateral for insurance claims, that are secured by investments and cash equivalents totaling $41,241,000.
     On February 2, 2006, the Company announced that its Board of Directors declared a cash dividend of $0.025 per share with respect to its outstanding shares of common stock. The distribution date for this cash dividend was on February 28, 2006, to stockholders of record on February 14, 2006. It is the intention of the Board of Directors to pay a quarterly dividend going forward.
     Historically, the Company has generated sufficient operating cash flow to meet its debt service requirements, fund continued growth, both internal and through acquisitions, and to meet working capital needs. As a non-asset based provider of transportation capacity and logistics services, the Company’s annual capital requirements for operating property are generally for trailers and management information services equipment. In addition, a significant portion of the trailing equipment used by the Company is provided by third party capacity providers and through leases at rental rates that vary with the revenue generated through the use of the leased equipment, thereby reducing the Company’s capital requirements. During the 2006 thirteen week period, the Company purchased $668,000 of operating property. Landstar anticipates acquiring approximately $44,000,000 of operating property during the remainder of the 2006 fiscal year either by purchase or by lease financing. It is expected that capital leases will fund any significant acquisitions of Company provided trailing equipment made during 2006.
     Management believes that cash flow from operations combined with the Company’s borrowing capacity under the Fourth Amended and Restated Credit Agreement will be adequate to meet Landstar’s debt service requirements, fund continued growth, both internal and through acquisitions, pay dividends, complete the authorized share purchase programs and meet working capital needs.
LEGAL MATTERS
     On November 1, 2002, the Owner Operator Independent Drivers Association, Inc. (“OOIDA”) and six individual independent contractors who provide truck capacity to the Company under exclusive lease arrangements (“BCO Independent Contractors” and collectively with OOIDA, the “Plaintiffs”) filed a putative class action complaint (the “Complaint”) in the United States District Court for the Middle District of Florida (the “Court”) in Jacksonville, Florida, against the Company. The Complaint alleges that certain aspects of the Company’s motor carrier leases with its BCO Independent Contractors violate certain federal leasing regulations and seeks injunctive relief, an unspecified amount of damages and attorney’s fees. On March 8 and June 4, 2004, the Court dismissed all claims of one of the six individual Plaintiffs on the grounds that the ICC Termination Act (the “Act”) is not applicable to leases signed before the Act’s January 1, 1996 effective date, and dismissed all claims of all remaining Plaintiffs against four of the seven Company entities previously named as defendants. Claims currently survive against the following Company entities: Landstar Inway, Inc., Landstar Ligon, Inc. and Landstar Ranger, Inc. (the “Defendants”). With respect to the remaining claims, the June 4, 2004 order held that the Act created a private right of action to which a four-year statute of limitation applies. On April 7, 2005, Plaintiffs amended the Complaint (the “Amended Complaint”) to include additional allegations with respect to violations of certain federal leasing regulations. On August 30, 2005, the Court granted a motion by Plaintiffs to certify the case as a class action. On October 19, 2005, the U.S. Court of Appeals for the Eleventh Circuit denied the Defendants’ petition for permission to file an interlocutory appeal of the class-certification order.
     Discovery is ongoing in the case, which is set for a jury trial in October 2006, whether all issues will be decided at that October trial is unknown. On January 13, 2006, the Plaintiffs filed a motion for partial summary judgment on liability. On February 15, 2006, the Defendants filed their opposition to that motion and their own motion for partial summary judgment to address the claims of the Amended Complaint. The Defendants’ motion for partial summary judgment filed February 15, 2006 supersedes and replaces prior motions for partial summary judgment filed with the Court on April 18 and June 10, 2005. On March 6, 2006, the Plaintiffs filed their opposition to the Defendants’ motion for partial summary judgment. The District Court is expected to rule prior to trial on the pending motions for partial summary judgment.
     Due to a number of factors, including the unresolved motions for summary judgment, the incomplete state of discovery in this matter, particularly classwide and expert discovery, the fact that it is not certain which issues will be decided during the October 2006 trial and the lack of litigated final judgments in a number of similar cases or otherwise applicable precedents, the Company does not believe it is in a position to conclude whether or not there is a reasonable possibility of an adverse outcome in this case or what damages, if any, Plaintiffs would be awarded should they prevail on all or any part of their claims. However, the Company believes it has meritorious defenses, including to the expanded allegations in the Amended Complaint, and it intends to continue asserting these defenses vigorously. In addition, as a result of recent developments in an insurance coverage dispute relating to the litigation described immediately above, the Company believes it is reasonably probable that it will recover a significant portion of the costs, including legal fees, incurred in defending such litigation.
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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
     The allowance for doubtful accounts for both trade and other receivables represents management’s estimate of the amount of outstanding receivables that will not be collected. Historically, management’s estimates for uncollectible receivables have been materially correct. Although management believes the amount of the allowance for both trade and other receivables at April 1, 2006 is appropriate, a prolonged period of low or no economic growth may adversely affect the collection of these receivables. Conversely, a more robust economic environment may result in the realization of some portion of the estimated uncollectible receivables.
     Landstar provides for the estimated costs of self-insured claims primarily on an actuarial basis. The amount recorded for the estimated liability for claims incurred is based upon the facts and circumstances known on the balance sheet date. The ultimate resolution of these claims may be for an amount greater or less than the amount estimated by management. Historically, the Company has experienced both favorable and unfavorable development of prior year claims estimates. The Company continually revises its existing claim estimates as new or revised information becomes available on the status of each claim. During the 2006 thirteen week period, insurance and claims costs included $859,000 of favorable adjustments to prior years claims estimates. During the 2005 thirteen week period, insurance and claims costs included $1,404,000 of unfavorable adjustments to prior years claims estimates. It is reasonably likely that the ultimate outcome of settling all outstanding claims will be more or less than the estimated claims reserve at April 1, 2006.
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
FORWARD-LOOKING STATEMENTS
     The following is a “safe harbor” statement under the Private Securities Litigation Reform Act of 1995. Statements contained in this document that are not based on historical facts are “forward-looking statements.” This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Form 10-Q statement contain forward-looking statements, such as statements which relate to Landstar’s business objectives, plans, strategies and expectations. Terms such as “anticipates,” “believes,” “estimates,” “expects,” “plans,” “predicts,” “may,” “should,” “could,” “will,” the negative thereof and similar expressions are intended to identify forward-looking statements. Such statements are by nature subject to uncertainties and risks, including but not limited to: an increase in the frequency or severity of accidents or workers’ compensation claims; unfavorable development of existing accident claims; dependence on independent commission sales agents; dependence on third party capacity providers; disruptions or failures in our computer systems; a downturn in domestic economic growth or growth in the transportation sector; substantial industry competition; and other operational, financial or legal risks or uncertainties detailed in Landstar’s Form 10-K for the 2005 fiscal year, described in Item 1A Risk Factors, this report or in Landstar’s other Securities and Exchange Commission filings from time to time. These risks and uncertainties could cause actual results or events to differ materially from historical results or those anticipated.

     Investors should not place undue reliance on such forward-looking statements and the Company undertakes no obligation to publicly update or revise any forward-looking statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     The Company is exposed to changes in interest rates as a result of its financing activities, primarily its borrowings on the revolving credit facility, and investing activities with respect to investments held by the insurance segment.
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
     Borrowings under the Fourth Amended and Restated Credit Agreement bear interest at rates equal to, at the option of Landstar, either (i) the greatest of (a) the prime rate as publicly announced from time to time by JPMorgan Chase Bank, (b) the three month CD rate adjusted for statutory reserves and FDIC assessment costs plus 1% and (c) the federal funds effective rate plus 1/2%, or, (ii) the rate at the time offered to JPMorgan Chase Bank in the Eurodollar market for amounts and periods comparable to the relevant loan plus a margin that is determined based on the level of the Company’s Leverage Ratio, as defined in the Fourth Amended and Restated Credit Agreement. The margin is subject to an increase of 0.125% if the aggregate amount outstanding under the Fourth Amended and Restated Credit Agreement exceeds 50% of the borrowing capacity. As of April 1, 2006, the weighted average interest rate on borrowings outstanding was 5.45%. During the first quarter of fiscal 2006, the average outstanding balance under the Fourth Amended and Restated Credit Agreement was approximately $109,665,000. Based on the borrowing rates in the Fourth Amended and Restated Credit Agreement and the repayment terms, the fair value of the outstanding borrowings as of April 1, 2006 was estimated to approximate carrying value. Assuming that debt levels on the Fourth Amended and Restated Credit Agreement remain at $60,000,000, the balance at April 1, 2006, a hypothetical increase of 100 basis points in current rates provided for under the Fourth Amended and Restated Credit Agreement is estimated to result in an increase in interest expense of $600,000 on an annualized basis.
     All amounts outstanding on the Fourth Amended and Restated Credit Agreement are payable on July 8, 2009, the expiration of the Fourth Amended and Restated Credit Agreement.
     The Company’s obligations under the Fourth Amended and Restated Credit Agreement are guaranteed by all but one of Landstar System Holdings, Inc.’s subsidiaries.
     Long-term investments, all of which are available-for-sale, consist of investment grade bonds having maturities of up to five years. Assuming that the long-term portion of investments in bonds remains at $20,745,000, the balance at April 1, 2006, a hypothetical increase or decrease in interest rates of 100 basis points would not have a material impact on future earnings on an annualized basis. Short-term investments consist of short-term investment grade instruments and the current maturities of investment grade bonds. Accordingly, any future interest rate risk on these short-term investments would not be material.
Item 4. Controls and Procedures
     As of the end of the period covered by this report, an evaluation was carried out, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended). Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of April 1, 2006, to provide reasonable assurance that information required to be disclosed by the Company in reports that it filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

     There were no significant changes in the Company’s internal controls over financial reporting during the Company’s fiscal quarter ended April 1, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II
OTHER INFORMATION
Item 1. Legal Proceedings
     On November 1, 2002, the Owner Operator Independent Drivers Association, Inc. (“OOIDA”) and six individual independent contractors who provide truck capacity to the Company under exclusive lease arrangements (“BCO Independent Contractors” and collectively with OOIDA, the “Plaintiffs”) filed a putative class action complaint (the “Complaint”) in the United States District Court for the Middle District of Florida (the “Court”) in Jacksonville, Florida, against the Company. The Complaint alleges that certain aspects of the Company’s motor carrier leases with its BCO Independent Contractors violate certain federal leasing regulations and seeks injunctive relief, an unspecified amount of damages and attorney’s fees. On March 8 and June 4, 2004, the Court dismissed all claims of one of the six individual Plaintiffs on the grounds that the ICC Termination Act (the “Act”) is not applicable to leases signed before the Act’s January 1, 1996 effective date, and dismissed all claims of all remaining Plaintiffs against four of the seven Company entities previously named as defendants. Claims currently survive against the following Company entities: Landstar Inway, Inc., Landstar Ligon, Inc. and Landstar Ranger, Inc. (the “Defendants”). With respect to the remaining claims, the June 4, 2004 order held that the Act created a private right of action to which a four-year statute of limitation applies. On April 7, 2005, Plaintiffs amended the Complaint (the “Amended Complaint”) to include additional allegations with respect to violations of certain federal leasing regulations. On August 30, 2005, the Court granted a motion by Plaintiffs to certify the case as a class action. On October 19, 2005, the U.S. Court of Appeals for the Eleventh Circuit denied the Defendants’ petition for permission to file an interlocutory appeal of the class-certification order.
     Discovery is ongoing in the case, which is set for a jury trial in October 2006, whether all issues will be decided at that October trial is unknown. On January 13, 2006, the Plaintiffs filed a motion for partial summary judgment on liability. On February 15, 2006, the Defendants filed their opposition to that motion and their own motion for partial summary judgment to address the claims of the Amended Complaint. The Defendants’ motion for partial summary judgment filed February 15, 2006 supersedes and replaces prior motions for partial summary judgment filed with the Court on April 18 and June 10, 2005. On March 6, 2006, the Plaintiffs filed their opposition to the Defendants’ motion for partial summary judgment. The District Court is expected to rule prior to trial on the pending motions for partial summary judgment.
     Due to a number of factors, including the unresolved motions for summary judgment, the incomplete state of discovery in this matter, particularly classwide and expert discovery, the fact that it is not certain which issues will be decided during the October 2006 trial and the lack of litigated final judgments in a number of similar cases or otherwise applicable precedents, the Company does not believe it is in a position to conclude whether or not there is a reasonable possibility of an adverse outcome in this case or what damages, if any, Plaintiffs would be awarded should they prevail on all or any part of their claims. However, the Company believes it has meritorious defenses, including to the expanded allegations in the Amended Complaint, and it intends to continue asserting these defenses vigorously. In addition, as a result of recent developments in an insurance coverage dispute relating to the litigation described immediately above, the Company believes it is reasonably probable that it will recover a significant portion of the costs, including legal fees, incurred in defending such litigation.
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
Item 1A. Risk Factors
     For a discussion identifying risk factors and other important factors that could cause actual results to differ materially from those anticipated, see the discussion under Part I, Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Notes to Consolidated Financial Statements” in this Quarterly Report on Form 10-Q. There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 in response to Part I, Item 1A of that form.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     Purchases of Equity Securities by the Company
The following table provides information regarding the Company’s purchases of its common stock during the period from December 31, 2005 to April 1, 2006, the Company’s first fiscal quarter:

			Total number of shares	Maximum number of
			purchased as part of	shares that may yet be
	Total number of	Average price paid	publicly announced	purchased under the
Fiscal period	shares purchased	per share	programs	programs
Dec. 31, 2005 — Jan. 28, 2006				2,525,227

Jan. 29, 2006 — Feb. 25, 2006

Feb. 26, 2006 — Apr. 1, 2006	249,300	$44.65	249,300	2,275,927

Total	249,300	$44.65	249,300

     On February 2, 2006, Landstar System, Inc. announced that its Board of Directors declared a cash dividend of $0.025 per share with respect to its outstanding shares of common stock. The distribution date for this cash dividend was on February 28, 2006, to stockholders of record on February 14, 2006. It is the intention of the Board of Directors to pay a quarterly dividend going forward.
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
     No specific expiration dates have been assigned to the authorizations.
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

LANDSTAR SYSTEM, INC.
Date: May 5, 2006	/s/ Henry H. Gerkens
Henry H. Gerkens
President and Chief Executive Officer

Date: May 5, 2006	/s/ Robert C. LaRose
Robert C. LaRose
Executive Vice President and Chief Financial Officer