Form 10-Q
period 2006-07-01
LANDSTAR SYSTEM INC
filed 2006-08-07
CIK 853816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 1, 2006
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
Yes ☒ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one)
     Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☒
     The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of the close of business on July 28, 2006 was 57,623,003.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
     The interim consolidated financial statements contained herein reflect all adjustments (all of a normal, recurring nature) which, in the opinion of management, are necessary for a fair statement of the financial condition, results of operations, cash flows and changes in shareholders’ equity for the periods presented. They have been prepared in accordance with Rule 10-01 of Regulation S-X and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the twenty six weeks ended July 1, 2006 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 30, 2006.
     These interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s 2005 Annual Report on Form 10-K.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)
(Unaudited)

	July 1,	Dec 31,
	2006	2005
ASSETS
Current Assets
Cash and cash equivalents	$80,815	$29,398
Short-term investments	21,699	20,693
Trade accounts receivable, less allowance of $5,484 and $4,655	369,300	534,274
Other receivables, including advances to independent contractors, less allowance of $4,718 and $4,342	16,086	11,384
Deferred income taxes and other current assets	29,695	21,106

Total current assets	517,595	616,855

Operating property, less accumulated depreciation and amortization of $72,881 and $68,561	88,614	89,131
Goodwill	31,134	31,134
Other assets	32,391	28,694

Total assets	$669,734	$765,814

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Cash overdraft	$24,812	$29,829
Accounts payable	134,284	164,509
Current maturities of long-term debt	13,704	12,122
Insurance claims	27,459	27,887
Other current liabilities	55,268	65,149

Total current liabilities	255,527	299,496

Long-term debt, excluding current maturities	94,625	154,851
Insurance claims	36,417	37,840
Deferred income taxes	17,702	17,938

Shareholders’ Equity
Common stock, $0.01 par value, authorized 160,000,000 shares, issued 64,666,698 and 64,151,902	647	642
Additional paid-in capital	97,365	84,532
Retained earnings	443,420	392,549
Cost of 6,573,231 and 5,344,883 shares of common stock in treasury	(275,864)	(221,776)
Accumulated other comprehensive loss	(58)	(211)
Note receivable arising from exercise of stock options	(47)	(47)

Total shareholders’ equity	265,463	255,689

Total liabilities and shareholders’ equity	$669,734	$765,814

See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share amounts)
(Unaudited)

	Twenty Six Weeks Ended		Thirteen Weeks Ended
	July 1,	June 25,	July 1,	June 25,
	2006	2005	2006	2005
Revenue	$1,253,280	$1,041,316	$643,238	$539,104
Investment income	1,252	1,235	873	696
Costs and expenses:
Purchased transportation	944,309	783,092	486,059	405,514
Commissions to agents	97,521	82,039	50,510	42,913
Other operating costs	22,288	16,615	10,220	7,917
Insurance and claims	20,574	22,904	9,022	9,779
Selling, general and administrative	70,924	63,851	35,088	32,036
Depreciation and amortization	8,050	7,928	3,957	3,966

Total costs and expenses	1,163,666	976,429	594,856	502,125

Operating income	90,866	66,122	49,255	37,675
Interest and debt expense	3,142	1,989	1,292	1,052

Income before income taxes	87,724	64,133	47,963	36,623
Income taxes	33,909	24,891	18,498	14,199

Net income	$53,815	$39,242	$29,465	$22,424

Earnings per common share	$0.92	$0.66	$0.50	$0.38

Diluted earnings per share	$0.90	$0.64	$0.50	$0.37

Average number of shares outstanding:
Earnings per common share	58,700,000	59,878,000	58,499,000	59,402,000

Diluted earnings per share	59,665,000	61,137,000	59,287,000	60,421,000

Dividends paid per common share	$0.050		$0.025

See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Twenty Six Weeks Ended
	July 1,	June 25,
	2006	2005
OPERATING ACTIVITIES
Net income	$53,815	$39,242
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of operating property	8,050	7,928
Non-cash interest charges	87	87
Provisions for losses on trade and other accounts receivable	3,287	2,884
(Gains) losses on sales and disposals of operating property	112	(668)
Director compensation paid in common stock	265	193
Deferred income taxes, net	(653)	(2,375)
Stock-based compensation	3,297	3,028
Changes in operating assets and liabilities:
Decrease in trade and other accounts receivable	156,985	55,705
Increase in other assets	(9,245)	(9,382)
Decrease in accounts payable	(30,225)	(15,504)
Decrease in other liabilities	(9,336)	(2,239)
Increase (decrease) in insurance claims	(1,851)	1,261

NET CASH PROVIDED BY OPERATING ACTIVITIES	174,588	80,160

INVESTING ACTIVITIES
Net change in other short-term investments	(3,306)	(6,067)
Sales and maturities of investments	17,929	3,013
Purchases of investments	(18,094)	(1,309)
Purchases of operating property	(1,214)	(1,184)
Proceeds from sales of operating property	1,057	3,109

NET CASH USED BY INVESTING ACTIVITIES	(3,628)	(2,438)

FINANCING ACTIVITIES
Increase (decrease) in cash overdraft	(5,017)	1,039
Proceeds from repayment of notes receivable arising from exercises of stock options		275
Dividends paid	(2,944)
Proceeds from exercises of stock options	5,975	4,018
Excess tax benefit on stock option exercises	3,269	1,233
Borrowings on revolving credit facility		2,000
Purchases of common stock	(54,694)	(80,659)
Principal payments on long-term debt and capital lease obligations	(66,132)	(5,427)

NET CASH USED BY FINANCING ACTIVITIES	(119,543)	(77,521)

Increase in cash and cash equivalents	51,417	201
Cash and cash equivalents at beginning of period	29,398	61,684

Cash and cash equivalents at end of period	$80,815	$61,885

See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
Twenty Six Weeks Ended July 1, 2006
(Dollars in thousands)
(Unaudited)

								Note
								Receivable
								Arising
					Treasury Stock		Accumulated	from
	Common Stock		Add'l		at Cost		Other	Exercise
			Paid-In	Retained			Comprehensive	of Stock
	Shares	Amount	Capital	Earnings	Shares	Amount	Income (Loss)	Options	Total
Balance December 31, 2005	64,151,902	$642	$84,532	$392,549	5,344,883	$(221,776)	$(211)	$(47)	$255,689

Net income				53,815					53,815

Dividends paid				(2,944)					(2,944)

Director compensation paid in common stock	6,000		265						265

Purchases of common stock					1,242,948	(54,694)			(54,694)

Stock based compensation expense			3,297						3,297

Exercises of stock options, including excess tax benefit	508,796	5	9,239						9,244

Incentive compensation paid in common stock			32		(14,600)	606			638

Change in other comprehensive income on available-for-sale investments, net of income taxes							153		153

Balance July 1, 2006	64,666,698	$647	$97,365	$443,420	6,573,231	$(275,864)	$(58)	$(47)	$265,463

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
(1) Share-Based Payments
     Prior to 2006, the Company accounted for share-based payment plans in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related interpretations. Under APB 25, no stock-based compensation was reflected in net income from stock options granted as all options granted had an exercise price equal to the fair market value of the underlying common stock on the date of grant. On January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123R (“FAS 123R”), Share-Based Payment. The Company adopted FAS 123R using the modified retrospective method. Amounts for prior year periods have been adjusted to reflect the adoption of FAS 123R.
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
     As a result of the FAS 123R retroactive application, for the twenty six and thirteen weeks ended June 25, 2005, net income was reduced by $2,129,000 and $1,069,000, respectively, and earnings per common share was reduced by $.04 and $.02 in the twenty six and thirteen weeks ended June 25, 2005, respectively, and diluted earnings per share was reduced by $.03 and $.02 in the twenty six and thirteen weeks ended June 25, 2005, respectively.
     Prior to the adoption of FAS 123R, under APB 25, the Company was required to record tax benefits realized from share-based payment arrangements as an operating cash flow. However, FAS 123R requires that excess tax benefits be recorded as a financing cash inflow and corresponding operating cash outflow. The change in presentation of tax benefits from share-based payment arrangements results in a decrease in cash from operating activities and an increase in cash from financing activities of the same amount and does not impact the Company’s overall cash position. The cash flow presentation for the twenty six weeks ended June 25, 2005, has been adjusted to conform to the current year presentation. In the accompanying unaudited Consolidated Statements of Cash Flows for the twenty six week periods ended July 1, 2006 and June 25, 2005, the Company realized tax benefits of $3,269,000 and $1,233,000, respectively, in excess of recognized compensation cost and reported that amount as a cash outflow from operating activities and a cash inflow from financing activities.
Share-based payment arrangements
     As of July 1, 2006, the Company had two employee stock option plans and one stock option plan for members of its Board of Directors (the “Plans”). The Plans have been approved by the Company’s shareholders and are further described below. Amounts recognized in the financial statements with respect to these Plans are as follows (in thousands):

	Twenty Six Weeks Ended		Thirteen Weeks Ended
	July 1,	June 25,	July 1,	June 25,
	2006	2005	2006	2005
Total cost of share-based payment plans during the period	$3,297	$3,028	$1,886	$1,516
Amount of related income tax benefit recognized during the period	1,063	899	596	447

Net cost of share based payment plans during the period	$2,234	$2,129	$1,290	$1,069

Employee and director stock option plans
     Under the 1993 Stock Option Plan, as amended, the Compensation Committee of the Board of Directors was authorized to grant options to Company employees to purchase up to 4,460,000 shares of common stock. Under the 2002 Employee Stock Option Plan, the Compensation Committee of the Board of Directors is authorized to grant options to Company employees to purchase up to 6,400,000 shares of common stock. Under the 1994 Directors’ Stock Option Plan, as amended (the “DSOP”), options to purchase up to 420,000 shares of common stock were authorized to be granted to outside members of the Board of Directors upon election or re-election to the Board of Directors. Effective May 15, 2003, no further grants will be made under the DSOP. Also, no further grants will be made under the 1993 Stock Option Plan as it has expired.
     Options granted under the Plans become exercisable in either three or five equal annual installments commencing on the first anniversary of the date of grant or vest 100% four and one-half years from the date of grant or 100% on the fifth anniversary from the date of grant, subject to acceleration in certain circumstances. All options granted under the Plans expire on the tenth anniversary of the date of grant. Under the Plans, the exercise price of each option equals the fair market value of the Company’s common stock on the date of grant. As of July 1, 2006, there were 6,793,016 shares of the Company’s common stock reserved for issuance upon exercise of options granted and to be granted under the Plans.
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
     Under the Directors’ Stock Compensation Plan, all independent Directors who are elected or re-elected to the Board will receive 6,000 shares of common stock of the Company, subject to certain restrictions including restrictions on transfer. During each of the 2006 and 2005 twenty six week periods, 6,000 shares of the Company’s common stock were issued to a member of the Board of Directors upon such member’s re-election at the 2006 and 2005 annual shareholders’ meetings. During the twenty six and thirteen week periods ended July 1, 2006 and June 25, 2005, the Company reported $265,000 and $193,000, respectively, in compensation expense representing the fair market value of these share awards.
Summary details for plan stock options
Information regarding the Company’s stock options is as follows:

		Weighted Average	Weighted Average
	Number of	Exercise Price	Remaining Contractual	Aggregate Intrinsic
	Options	per Share	Term (years)	Value (000s)
Options outstanding at December 31, 2005	2,794,652	$19.07
Granted	630,000	$43.60
Exercised	(508,796)	$11.74
Forfeited/expired	(17,800)	$15.03

Options outstanding at July 1, 2006	2,898,056	$25.71	7.5	$60,700

Options exercisable at July 1, 2006	1,099,584	$15.65	6.0	$34,095

     The weighted average grant date fair value of stock options granted during the twenty six week periods ended July 1, 2006 and June 25, 2005 was $15.32 and $12.76, respectively.

     The total intrinsic value of stock options exercised during the twenty six and thirteen week periods ended July 1, 2006 was $16,410,000 and $8,189,000, respectively. The total intrinsic value of stock options exercised during the twenty six and thirteen week periods ended June 25, 2005 was $11,352,000 and $2,693,000, respectively.
     As of July 1, 2006, there was $15,989,000 of total unrecognized compensation cost related to non-vested stock options granted under the plans. The compensation cost related to these non-vested options is expected to be recognized over a weighted average period of 2.6 years.
(2) Dividends on Common Stock
     On May 31, 2006, the Company paid cash dividends of $0.025 per common share to stockholders of record on May 10, 2006. On February 28, 2006, the Company paid cash dividends of $0.025 per common share to stockholders of record on February 14, 2006.
(3) Income Taxes
     The provisions for income taxes for the 2006 and 2005 twenty six week periods were based on estimated full year combined effective income tax rates of approximately 38.7% and 38.8%, respectively, which are higher than the statutory federal income tax rate primarily as a result of state income taxes, the meals and entertainment exclusion and non-deductible stock-based compensation.
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
     The following table provides a reconciliation of the average number of common shares outstanding used to calculate earnings per share to the average number of common shares and common share equivalents outstanding used in calculating diluted earnings per share (in thousands):

	Twenty Six Weeks Ended		Thirteen Weeks Ended
	July 1,	June 25,	July 1,	June 25,
	2006	2005	2006	2005
Average number of common shares outstanding	58,700	59,878	58,499	59,402
Incremental shares from assumed exercises of stock options	965	1,259	788	1,019

Average number of common shares and common share equivalents outstanding	59,665	61,137	59,287	60,421

     For the twenty six and thirteen week periods ended June 25, 2005, there were 470,000 and 495,000, respectively, options outstanding to purchase shares of common stock excluded from the calculation of diluted earnings per share because they were antidilutive. For the twenty six and thirteen week periods ended July 1, 2006, there were no such options outstanding.
(5) Additional Cash Flow Information
     During the 2006 twenty six week period, Landstar paid income taxes and interest of $34,789,000 and $3,925,000, respectively. During the 2005 twenty six week period, Landstar paid income taxes and interest of $29,760,000 and $2,221,000, respectively. Landstar acquired operating property by entering into capital leases in the amount of $7,488,000 and $12,955,000 in the 2006 and 2005 twenty six week periods, respectively.

(6) Segment Information
     The following tables summarize information about Landstar’s reportable business segments as of and for the twenty six and thirteen week periods ended July 1, 2006 and June 25, 2005 (in thousands):

	Twenty Six Weeks Ended July 1, 2006
	Carrier	Global Logistics	Insurance	Other	Total
External revenue	$895,933	$340,467	$16,880		$1,253,280
Investment income			1,252		1,252
Internal revenue	23,908	999	16,411		41,318
Operating income	88,064	17,022	15,089	$(29,309)	90,866
Goodwill	20,496	10,638			31,134
Total assets	362,475	144,153	99,271	63,835	669,734

	Twenty Six Weeks Ended June 25, 2005
	Carrier	Global Logistics	Insurance	Other	Total
External revenue	$783,521	$242,588	$15,207		$1,041,316
Investment income			1,235		1,235
Internal revenue	11,640	888	17,848		30,376
Operating income	70,279	9,142	11,628	$(24,927)	66,122
Goodwill	20,496	10,638			31,134
Total assets	329,230	76,178	97,352	40,623	543,383

	Thirteen Weeks Ended July 1, 2006
	Carrier	Global Logistics	Insurance	Other	Total
External revenue	$467,620	$167,042	$8,576		$643,238
Investment income			873		873
Internal revenue	12,052	639	10,472		23,163
Operating income	47,493	8,295	8,413	$(14,946)	49,255

	Thirteen Weeks Ended June 25, 2005
	Carrier	Global Logistics	Insurance	Other	Total
External revenue	$412,478	$118,892	$7,734		$539,104
Investment income			696		696
Internal revenue	5,756	538	11,258		17,552
Operating income	39,248	3,976	7,536	$(13,085)	37,675
(7) Comprehensive Income
     The following table includes the components of comprehensive income for the twenty six and thirteen week periods ended July 1, 2006 and June 25, 2005 (in thousands):

	Twenty Six Weeks Ended		Thirteen Weeks Ended
	July 1,	June 25,	July 1,	June 25,
	2006	2005	2006	2005
Net income	$53,815	$39,242	$29,465	$22,424
Unrealized holding gains (losses) on available-for-sale investments, net of income taxes	153	(109)	16	(31)

Comprehensive income	$53,968	$39,133	$29,481	$22,393

     Accumulated other comprehensive loss at July 1, 2006 of $58,000 represents the unrealized holding loss on available-for-sale investments of $90,000, net of income tax benefits of $32,000.
(8) Commitments and Contingencies
     As of July 1, 2006, Landstar had $27,219,000 of letters of credit outstanding under the Company’s revolving credit facility and $42,585,000 of letters of credit secured by investments held by the Company’s insurance segment. Short-term investments include $19,683,000 in current maturities of investment grade bonds and $2,016,000 of cash equivalents held by the Company’s insurance segment at July 1, 2006. These short-term investments together with $994,000 of the non-current portion of investment grade bonds and $21,958,000 of cash equivalents included in other assets at July 1, 2006, provide collateral for the $42,585,000 of letters of credit issued to guarantee payment of insurance claims.
     On November 1, 2002, the Owner Operator Independent Drivers Association, Inc. (“OOIDA”) and six individual independent contractors who provide truck capacity to the Company under exclusive lease arrangements (“BCO Independent Contractors” and collectively with OOIDA, the “Plaintiffs”) filed a putative class action complaint (the “Complaint”) in the United States District Court for the Middle District of Florida (the “Court”) in Jacksonville, Florida, against the Company. The Complaint alleges that certain aspects of the Company’s motor carrier leases with its BCO Independent Contractors violate certain federal leasing regulations and seeks injunctive relief, an unspecified amount of damages and attorney’s fees. Claims are currently pending against the following Company entities: Landstar Inway, Inc., Landstar Ligon, Inc. and Landstar Ranger, Inc. (the “Defendants”). On April 7, 2005, Plaintiffs amended the Complaint (the “Amended Complaint”) to include additional allegations with respect to violations of certain federal leasing regulations. On August 30, 2005, the Court granted a motion by Plaintiffs to certify the case as a class action.
     Discovery is ongoing but substantially complete in the case, which is currently scheduled for a jury trial in October 2006. The Plaintiffs and the Defendants each have motions for partial summary judgment pending before the Court, which is expected to rule on these motions prior to or at trial. On August 4, 2006, the Defendants filed a motion, which is pending, asking that the Court bifurcate the proceedings such that only common issues of law would be decided on a classwide basis and any remaining issues of fact, including whether any class member can prove liability or damages, would be tried on an individualized basis.
     In May 2006, the Plaintiffs served Defendants with a report, prepared by their consultant, asserting that as a result of the alleged violations by the Defendants of the federal leasing regulations, class members suffered damages, excluding interest, during the period ending April 30, 2006 of approximately $39.1 million in the aggregate (the “Plaintiffs Report”). The Plaintiffs allege that the damages of the class members will continue to accrue through the pendency of this litigation and the Amended Complaint also asserts alternative damage theories, including claims for equitable relief.
     The Defendants had no role in preparing the Plaintiffs Report. In the event that the Court rules for Defendants on all or a portion of the legal issues raised in the pending motions for summary judgment or, ultimately, at trial, claims for damages that are the subject of the Plaintiffs Report could be eliminated or significantly reduced. In addition, the Defendants believe that they have meritorious defenses, intend to continue asserting these defenses vigorously and have retained experts in support of their positions. In this regard, the Defendants have denied that any BCO Independent Contractor has sustained any damages as a result of the alleged violations of the federal leasing regulations.
     Management believes that if this litigation resulted in a liability up to the amount asserted in the Plaintiffs Report, such result would not reasonably be expected to have a material adverse effect on the financial condition of the Company, but could have a material adverse effect on the Company’s results of operations in a given quarter or year. In addition, as a result of decisions in a separate insurance coverage lawsuit relating to the litigation described immediately above, the Company believes it is probable that it will recover a significant portion of the costs, including legal fees, incurred by Defendants in the defense of the litigation. No assurances can be given with respect to the outcome of any of these matters.
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
     While customer demand, which is subject to overall economic conditions, ultimately drives increases or decreases in revenue, the Company primarily relies on its independent commission sales agents to establish customer relationships and generate revenue opportunities. Management’s primary focus with respect to revenue growth is revenue generated by independent commission sales agents who on an annual basis generate $1 million or more of Landstar revenue (“Million Dollar Agents”). Management believes future revenue growth is primarily dependent on its ability to increase both the revenue generated by Million Dollar Agents and the number of Million Dollar Agents through a combination of recruiting new agents and increasing the revenue opportunities generated by existing independent commission sales agents. During the 2005 fiscal year, 466 independent commission sales agents generated $1 million or more of Landstar’s revenue and thus qualified as Million Dollar Agents. During the 2005 fiscal year, the average revenue generated by a Million Dollar Agent was $5,063,000 and revenue generated by Million Dollar Agents in the aggregate represented 94% of consolidated Landstar revenue. As of July 1, 2006 and June 25, 2005, the Company had a network of 1,249 and 1,106 independent commission sales agent locations, respectively.
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

	Twenty Six Weeks Ended		Thirteen Weeks Ended
	July 1,	June 25,	July 1,	June 25,
	2006	2005	2006	2005
Carrier Segment:
External revenue generated through (in thousands):
BCO Independent Contractors	$640,596	$599,222	$336,803	$316,547
Truck Brokerage Carriers	255,337	184,299	130,817	95,931

	$895,933	$783,521	$467,620	$412,478

Revenue per revenue mile	$2.00	$1.81	$2.01	$1.82
Revenue per load	$1,594	$1,454	$1,607	$1,463
Average length of haul (miles)	797	802	800	802
Number of loads	562,000	539,000	291,000	282,000

Global Logistics Segment:
External revenue generated through (in thousands):
BCO Independent Contractors (1)	$47,163	$35,335	$22,331	$17,497
Truck Brokerage Carriers	198,301	154,665	97,674	75,584
Rail, air, ocean and bus carriers (2)	95,003	52,588	47,037	25,811

	$340,467	$242,588	$167,042	$118,892

Revenue per load (3)	$1,504	$1,484	$1,507	$1,431
Number of loads (3)	189,000	158,000	97,000	82,000

(1)	Includes revenue from freight hauled by carrier segment BCO Independent Contractors for global logistics customers.

(2)	Included in the 2006 twenty six and thirteen week periods was $19,438,000 and $8,582,000, respectively, of revenue attributable to buses provided under contract between Landstar Express America, Inc. and the United States Department of Transportation/Federal Aviation Administration (the “FAA”).

(3)	Number of loads and revenue per load in the twenty six and thirteen week periods ended July 1, 2006, exclude the effect of $56,297,000 and $20,848,000, respectively, of revenue derived from transportation services provided under the FAA contract. Number of loads and revenue per load in the twenty six and thirteen week periods ended June 25, 2005, exclude the effect of $8,075,000 and $775,000, respectively, of revenue derived under the FAA contract. See “Use of Non-GAAP Financial Measures.”
     Also critical to the Company’s success is its ability to secure capacity, particularly truck capacity, at rates that allow the Company to profitably transport customers’ freight. The following table summarizes available truck capacity:

	July 1, 2006	June 25, 2005
BCO Independent Contractors	8,347	7,840
Truck Brokerage Carriers:
Approved and active (1)	14,034	12,458
Other approved	7,977	7,605

	22,011	20,063

Total available truck capacity providers	30,358	27,903

Number of trucks provided by BCO Independent Contractors	9,047	8,609

(1)	Active refers to Truck Brokerage Carriers who moved at least one load in the 180 days immediately preceding the fiscal quarter end.
     Historically, the Company’s carrier segment has primarily relied on capacity provided by BCO Independent Contractors. Pursuant to a continuing plan to augment its available capacity and increase its revenue, the Company has been increasing the carrier segment’s use of capacity provided by Truck Brokerage Carriers. The percent of consolidated revenue generated through all Truck Brokerage Carriers was 36.2% during the twenty six week period ended July 1, 2006 and 32.6% during the twenty six week period ended June 25, 2005.
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
     Prior to 2006, the Company accounted for stock-based payment plans in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related interpretations. Under APB 25, no stock-based compensation was reflected in net income from stock options granted as all options granted had an exercise price equal to the fair market value of the underlying common stock on the date of grant. On January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123R (“FAS 123R”), Share-Based Payment. The Company adopted FAS 123R using the modified retrospective method. Amounts for prior periods have been adjusted to reflect the adoption of FAS 123R.
     The following table sets forth the percentage relationships of income and expense items to revenue for the periods indicated:

	Twenty Six Weeks Ended		Thirteen Weeks Ended
	July 1,	June 25,	July 1,	June 25,
	2006	2005	2006	2005
Revenue	100.0%	100.0%	100.0%	100.0%
Investment income	0.1	0.1	0.1	0.1
Costs and expenses:
Purchased transportation	75.3	75.2	75.6	75.2
Commissions to agents	7.8	7.9	7.8	8.0
Other operating costs	1.8	1.6	1.6	1.5
Insurance and claims	1.6	2.2	1.4	1.8
Selling, general and administrative	5.7	6.1	5.4	5.9
Depreciation and amortization	0.6	0.7	0.6	0.7

Total costs and expenses	92.8	93.7	92.4	93.1

Operating income	7.3	6.4	7.7	7.0
Interest and debt expense	0.3	0.2	0.2	0.2

Income before income taxes	7.0	6.2	7.5	6.8
Income taxes	2.7	2.4	2.9	2.6

Net income	4.3%	3.8%	4.6%	4.2%

TWENTY SIX WEEKS ENDED JULY 1, 2006 COMPARED TO TWENTY SIX WEEKS ENDED JUNE 25, 2005
     Revenue for the 2006 twenty six week period was $1,253,280,000, an increase of $211,964,000, or 20.4%, over the 2005 twenty six week period. The increase was attributable to increased revenue of $112,412,000, $97,879,000 and $1,673,000 at the carrier, global logistics and insurance segments, respectively. With respect to the carrier segment, revenue per load increased approximately 10% in the 2006 twenty six week period while the number of loads delivered in the 2006 twenty six week period increased approximately 4%. The average length of haul per load at the carrier segment decreased approximately 1%, however, revenue per revenue mile increased approximately 10%. Included in revenue at the global logistics segment for the 2006 and 2005 twenty six week periods was $56,297,000 and $8,075,000, respectively, of revenue related to disaster relief efforts for the storms that impacted the United States. These disaster relief transportation services were provided primarily under a contract between Landstar Express America, Inc. and the United States Federal Aviation Administration (the “FAA”). Excluding the number of loads and revenue related to disaster relief efforts provided by the global logistics segment, the number of loads delivered by the global logistics segment in the 2006 twenty six week period increased approximately 20% and revenue per load increased approximately 1% over the 2005 period.
     Investment income at the insurance segment was $1,252,000 and $1,235,000 in the 2006 and 2005 periods, respectively. The increase in investment income was primarily due to an increased rate of return, attributable to a general increase in interest rates, on investments held by the insurance segment, partially offset by a lower average investment balance.
     Purchased transportation was 75.3% and 75.2% of revenue in 2006 and 2005, respectively. The increase in purchased transportation as a percentage of revenue was primarily attributable to increased truck brokerage and rail intermodal revenue, which tend to have a higher cost of purchased transportation, partially offset by increased revenue provided under the FAA contract in 2006, which tends to have a lower cost of purchased transportation. Commissions to agents were 7.8% and 7.9% of revenue in 2006 and 2005, respectively. The decrease in commissions to agents as a percentage of revenue was primarily attributable to increased revenue provided under the FAA contract which tends to have a lower cost of commissions to agents. Other operating costs were 1.8% and 1.6% of revenue in 2006 and 2005, respectively. The increase in other operating costs as a percentage of revenue was primarily attributable to trailer rental costs incurred in support of disaster relief services provided under the FAA contract, partially offset by reduced trailer rent and maintenance costs, as a result of the Company’s on going effort to reduce the cost of Company provided trailing equipment. Insurance and claims were 1.6% of revenue in 2006 compared with 2.2% of revenue in 2005. The decrease in insurance and claims as a percentage of revenue was primarily attributable to a lower frequency of trucking accidents, favorable development of prior year claims and an increase in truck brokerage and rail intermodal revenue, which tend to have a lower claims risk profile compared to revenue generated through BCO Independent Contractors. Selling, general and administrative costs were 5.7% of revenue in 2006 compared with 6.1% of revenue in 2005. The decrease in selling, general and administrative costs as a percentage of revenue was primarily attributable to the effect of increased revenue, partially offset by an increased provision for bonuses under the Company’s incentive compensation plans and an increased provision for customer bad debt. Depreciation and amortization was 0.6% and 0.7% of revenue in 2006 and 2005, respectively. The decrease in depreciation and amortization as a percentage of revenue was primarily attributable to the effect of increased revenue.
     Interest and debt expense was 0.3% and 0.2% of revenue in 2006 and 2005. The increase in interest and debt expense as a percentage of revenue was primarily attributable to increased interest rates and increased borrowings under the Company’s revolving credit facility which were used to finance a portion of the 2005 fiscal year end receivable from the FAA.
     The provisions for income taxes for the 2006 and 2005 twenty six week periods were based on estimated full year combined effective income tax rates of approximately 38.7% and 38.8%, respectively, which are higher than the statutory federal income tax rate primarily as a result of state income taxes, the meals and entertainment exclusion and non-deductible stock compensation expense.
     Net income was $53,815,000, or $0.92 per common share ($0.90 per diluted share), for the twenty six week period ended July 1, 2006, which included approximately $7,615,000 of operating income related to the $56,297,000 of revenue attributable to disaster relief services provided primarily under the FAA contract. The $7,615,000 of operating income, net of related income taxes, increased net income by $4,690,000, or $0.08 per common share ($0.08 per diluted share). Net income was $39,242,000, or $0.66 per common share ($0.64 per diluted share), for the twenty six week period ended June 25, 2005, which included approximately $1,505,000 of operating income related to the $8,075,000 of revenue attributable to disaster relief services provided primarily under the FAA contract. The $1,505,000 of operating income, net of related income taxes, increased net income by $927,000, or $0.02 per common share ($0.02 per diluted share). The 2006 and 2005 twenty six week periods included stock compensation expense of $3,297,000 and $3,028,000, respectively, or $2,234,000 and $2,129,000, respectively, net of related income tax benefits. Stock compensation expense reduced earnings per common share $0.04 ($0.04 per diluted share) and $0.04 ($0.03 per diluted share), respectively, in the 2006 and 2005 twenty six week periods.
THIRTEEN WEEKS ENDED JULY 1, 2006 COMPARED TO THIRTEEN WEEKS ENDED JUNE 25, 2005
     Revenue for the 2006 thirteen week period was $643,238,000, an increase of $104,134,000, or 19.3%, compared to the 2005 thirteen week period. The increase was attributable to increased revenue of $55,142,000, $48,150,000 and $842,000 at the carrier, global logistics and insurance segments, respectively. With respect to the carrier segment, revenue per load increased approximately 10% in the 2006 thirteen week period while the number of loads delivered in the 2006 thirteen week period increased approximately 3%. The average length of haul per load at the carrier segment remained approximately the same compared to prior year, however, revenue per revenue mile increased approximately 10%. Included in revenue at the global logistics segment in the 2006 thirteen week period was $20,848,000 of revenue related to disaster relief efforts for the storms that impacted the United States. Excluding the number of loads and revenue related to disaster relief efforts provided by the global logistics segment in the 2006 thirteen week period, the number of loads delivered by the global logistics segment in the 2006 thirteen week period increased approximately 18% and revenue per load increased approximately 5% over the 2005 period.

     Investment income at the insurance segment was $873,000 and $696,000 in the 2006 and 2005 periods, respectively. The increase in investment income was primarily due to an increased rate of return, attributable to a general increase in interest rates, on investments held by the insurance segment, partially offset by a lower average investment balance.
     Purchased transportation was 75.6% and 75.2% of revenue in 2006 and 2005, respectively. The increase in purchased transportation as a percentage of revenue was primarily attributable to increased truck brokerage and rail intermodal revenue, which tend to have a higher cost of purchased transportation, partially offset by increased revenue provided under the FAA contract in 2006, which tends to have a lower cost of purchased transportation, and lower rates paid to Truck Broker Carriers for non-FAA related revenue. Commissions to agents were 7.8% of revenue in 2006 and 8.0% in 2005. The decrease in commissions to agents as a percentage of revenue compared to prior year was primarily attributable to increased revenue provided for disaster relief services under the FAA contract, which tends to have a lower cost of commissions to agents. Other operating costs were 1.6% and 1.5% of revenue in 2006 and 2005, respectively. The increase in other operating costs as a percentage of revenue was primarily attributable to trailer rental costs incurred in support of disaster relief services under the FAA contract, partially offset by reduced trailer rent and maintenance costs. Insurance and claims were 1.4% of revenue in 2006 compared with 1.8% of revenue in 2005. The decrease in insurance and claims as a percentage of revenue was primarily attributable to a lower frequency of trucking accidents, favorable development of prior year claims and an increase in truck brokerage and rail intermodal revenue, which tend to have a lower claims risk profile compared to revenue generated through BCO Independent Contractors. Selling, general and administrative costs were 5.4% of revenue in 2006 compared with 5.9% of revenue in 2005. The decrease in selling, general and administrative costs as a percentage of revenue was primarily attributable to the effect of increased revenue. Depreciation and amortization was 0.6% and 0.7% of revenue in 2006 and 2005, respectively. The decrease in depreciation and amortization as a percentage of revenue was primarily attributable to the effect of increased revenue.
     Interest and debt expense was 0.2% of revenue in both 2006 and 2005.
     The provisions for income taxes for the 2006 and 2005 thirteen week periods were based on estimated full year combined effective income tax rates of approximately 38.6% and 38.8%, respectively, which are higher than the statutory federal income tax rate primarily as a result of state income taxes, the meals and entertainment exclusion and non-deductible stock compensation expense.
     Net income was $29,465,000, or $0.50 per common share ($0.50 per diluted share), in the 2006 thirteen week period, which included approximately $2,606,000 of operating income related to the $20,848,000 of revenue attributable to disaster relief services provided primarily under the FAA contract. The $2,606,000 of operating income, net of related income taxes, increased net income by $1,605,000, or $0.03 per common share ($0.03 per diluted share). Net income was $22,424,000, or $0.38 per common share ($0.37 per diluted share), in the 2005 thirteen week period. The 2006 and 2005 thirteen week periods included stock compensation expense of $1,886,000 and $1,516,000, respectively, or $1,290,000 and $1,069,000, respectively, net of related income tax benefits. Stock compensation expense reduced earnings per common share $0.02 ($0.02 per diluted share) and $0.02 ($0.02 per diluted share), respectively, in the 2006 and 2005 thirteen week periods.
USE OF NON-GAAP FINANCIAL MEASURES
     In this quarterly report on Form 10-Q, Landstar provided the following information that may be deemed non-GAAP financial measures: (1) revenue per load for the global logistics segment excluding revenue and loads related to disaster relief transportation services provided primarily under a contract with the FAA and (2) the percentage change in revenue per load for the global logistics segment excluding revenue and loads related to disaster relief transportation services provided primarily under a contract with the FAA as compared to revenue per load for the global logistics segment for the corresponding prior year period. This financial information should be considered in addition to, and not as a substitute for, the corresponding GAAP financial information also presented in this Form 10-Q.
     Management believes that it is appropriate to present this financial information for the following reasons: (1) a significant portion of the disaster relief transportation services were provided under the FAA contract on the basis of a daily rate for the use of transportation equipment in question, and therefore load and per load information is not necessarily available or appropriate for a significant portion of the related revenue, (2) disclosure of the effect of the transportation services provided by Landstar relating to disaster relief efforts for the storms that impacted the United States will allow investors to better understand the underlying trends in Landstar’s financial condition and results of operations, (3) this information will facilitate comparisons by investors of Landstar’s results as compared to the results of peer companies and (4) management considers this financial information in its decision making.
CAPITAL RESOURCES AND LIQUIDITY
     Shareholders’ equity was $265,463,000 at July 1, 2006, compared to $255,689,000 at December 31, 2005. The increase in shareholders’ equity was primarily a result of net income for the period and exercises of stock options, partially offset by the purchase of 1,242,948 shares of the Company’s common stock at a total cost of $54,694,000. At July 1, 2006, the Company may purchase up to an additional 1,282,279 shares of its common stock under its authorized stock purchase programs. Shareholders’ equity was 71% of total capitalization (defined as total debt plus equity) at July 1, 2006 compared to 60% at December 31, 2005.
     Long-term debt including current maturities was $108,329,000 at July 1, 2006, $58,644,000 lower than at December 31, 2005, primarily as a result of repayment of a portion of the borrowings under the Company’s senior credit facility using proceeds from the collection of a vast majority of the $215,250,000 December 31, 2005 receivable from the FAA during the twenty six week period ended July 1, 2006.
     Working capital and the ratio of current assets to current liabilities were $262,068,000 and 2.0 to 1, respectively, at July 1, 2006, compared with $317,359,000 and 2.1 to 1, respectively, at December 31, 2005. Landstar has historically operated with current ratios within the range of 1.5 to 1 to 2.0 to 1. Cash provided by operating activities was $174,588,000 in the 2006 twenty six week period compared with $80,160,000 in the 2005 twenty six week period. The increase in cash flow provided by operating activities was primarily attributable to the timing of collections of trade accounts receivable, including the vast majority of the 2005 fiscal year end receivable from the FAA for disaster relief transportation services provided during the later half of fiscal 2005, and increased earnings.
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
     At July 1, 2006, the Company had $60,000,000 in borrowings outstanding and $27,219,000 of letters of credit outstanding under the Fourth Amended and Restated Credit Agreement. At July 1, 2006, there was $137,781,000 available for future borrowings under the Company’s Fourth Amended and Restated Credit Agreement. In addition, the Company has $42,585,000 in letters of credit outstanding, as collateral for insurance claims, that are secured by investments and cash equivalents totaling $44,651,000.
     On April 20, 2006, Landstar System, Inc. announced that its Board of Directors declared a cash dividend of $0.025 per share with respect to its outstanding shares of common stock. The distribution date for this cash dividend was on May 31, 2006, to stockholders of record on May 10, 2006. On February 2, 2006, the Company announced that its Board of Directors declared a cash dividend of $0.025 per share with respect to its outstanding shares of common stock. The distribution date for this cash dividend was on February 28, 2006, to stockholders of record on February 14, 2006. It is the intention of the Board of Directors to pay a quarterly dividend going forward.
     Historically, the Company has generated sufficient operating cash flow to meet its debt service requirements, fund continued growth, both internal and through acquisitions, pay dividends and to meet working capital needs. As a non-asset based provider of transportation capacity and logistics services, the Company’s annual capital requirements for operating property are generally for trailers and management information services equipment. In addition, a significant portion of the trailing equipment used by the Company is provided by third party capacity providers and through leases at rental rates that vary with the revenue generated through the use of the leased equipment, thereby reducing the Company’s capital requirements. During the 2006 twenty six week period, the Company purchased $1,214,000 of operating property and acquired $7,488,000 worth of trailing equipment by entering into capital leases. Landstar anticipates acquiring approximately $35,000,000 of operating property during the remainder of the 2006 fiscal year either by purchase or by lease financing. It is expected that capital leases will fund any significant acquisitions of Company provided trailing equipment made during the remainder of 2006.
     Management believes that cash flow from operations combined with the Company’s borrowing capacity under the Fourth Amended and Restated Credit Agreement will be adequate to meet Landstar’s debt service requirements, fund continued growth, both internal and through acquisitions, pay dividends, complete the authorized share purchase programs and meet working capital needs.
     LEGAL MATTERS
     On November 1, 2002, the Owner Operator Independent Drivers Association, Inc. (“OOIDA”) and six individual independent contractors who provide truck capacity to the Company under exclusive lease arrangements (“BCO Independent Contractors” and collectively with OOIDA, the “Plaintiffs”) filed a putative class action complaint (the “Complaint”) in the United States District Court for the Middle District of Florida (the “Court”) in Jacksonville, Florida, against the Company. The Complaint alleges that certain aspects of the Company’s motor carrier leases with its BCO Independent Contractors violate certain federal leasing regulations and seeks injunctive relief, an unspecified amount of damages and attorney’s fees. Claims are currently pending against the following Company entities: Landstar Inway, Inc., Landstar Ligon, Inc. and Landstar Ranger, Inc. (the “Defendants”). On April 7, 2005, Plaintiffs amended the Complaint (the “Amended Complaint”) to include additional allegations with respect to violations of certain federal leasing regulations. On August 30, 2005, the Court granted a motion by Plaintiffs to certify the case as a class action.

     Discovery is ongoing but substantially complete in the case, which is currently scheduled for a jury trial in October 2006. The Plaintiffs and the Defendants each have motions for partial summary judgment pending before the Court, which is expected to rule on these motions prior to or at trial. On August 4, 2006, the Defendants filed a motion, which is pending, asking that the Court bifurcate the proceedings such that only common issues of law would be decided on a classwide basis and any remaining issues of fact, including whether any class member can prove liability or damages, would be tried on an individualized basis.
     In May 2006, the Plaintiffs served Defendants with a report, prepared by their consultant, asserting that as a result of the alleged violations by the Defendants of the federal leasing regulations, class members suffered damages, excluding interest, during the period ending April 30, 2006 of approximately $39.1 million in the aggregate (the “Plaintiffs Report”). The Plaintiffs allege that the damages of the class members will continue to accrue through the pendency of this litigation and the Amended Complaint also asserts alternative damage theories, including claims for equitable relief.
     The Defendants had no role in preparing the Plaintiffs Report. In the event that the Court rules for Defendants on all or a portion of the legal issues raised in the pending motions for summary judgment or, ultimately, at trial, claims for damages that are the subject of the Plaintiffs Report could be eliminated or significantly reduced. In addition, the Defendants believe that they have meritorious defenses, intend to continue asserting these defenses vigorously and have retained experts in support of their positions. In this regard, the Defendants have denied that any BCO Independent Contractor has sustained any damages as a result of the alleged violations of the federal leasing regulations.
     Management believes that if this litigation resulted in a liability up to the amount asserted in the Plaintiffs Report, such result would not reasonably be expected to have a material adverse effect on the financial condition of the Company, but could have a material adverse effect on the Company’s results of operations in a given quarter or year. In addition, as a result of decisions in a separate insurance coverage lawsuit relating to the litigation described immediately above, the Company believes it is probable that it will recover a significant portion of the costs, including legal fees, incurred by Defendants in the defense of the litigation. No assurances can be given with respect to the outcome of any of these matters.
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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
     The allowance for doubtful accounts for both trade and other receivables represents management’s estimate of the amount of outstanding receivables that will not be collected. Historically, management’s estimates for uncollectible receivables have been materially correct. Although management believes the amount of the allowance for both trade and other receivables at July 1, 2006 is appropriate, a prolonged period of low or no economic growth may adversely affect the collection of these receivables. Conversely, a more robust economic environment may result in the realization of some portion of the estimated uncollectible receivables.
     Landstar provides for the estimated costs of self-insured claims primarily on an actuarial basis. The amount recorded for the estimated liability for claims incurred is based upon the facts and circumstances known on the balance sheet date. The ultimate resolution of these claims may be for an amount greater or less than the amount estimated by management. Historically, the Company has experienced both favorable and unfavorable development of prior year claims estimates. The Company continually revises its existing claim estimates as new or revised information becomes available on the status of each claim. During the 2006 twenty six week period, insurance and claims costs included $3,332,000 of favorable adjustments to prior years claims estimates. During the 2005 twenty six week period, insurance and claims costs included $2,301,000 of favorable adjustments to prior years claims estimates. It is reasonably likely that the ultimate outcome of settling all outstanding claims will be more or less than the estimated claims reserve at July 1, 2006.
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
RECENTLY ISSUED ACCOUNTING STANDARDS NOT CURRENTLY EFFECTIVE
     In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN No. 48”). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in the Company’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return based on whether it is more likely than not that certain return positions will be sustained upon examination by taxing authorities. Implementation of FIN No. 48 is required for fiscal years beginning after December 15, 2006. Although the effect of implementing FIN No. 48 has not been quantified, management believes that the implementation of FIN No. 48 will not have a material effect on the financial position of the Company.
FORWARD-LOOKING STATEMENTS
     The following is a “safe harbor” statement under the Private Securities Litigation Reform Act of 1995. Statements contained in this document that are not based on historical facts are “forward-looking statements.” This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Form 10-Q statement contain forward-looking statements, such as statements which relate to Landstar’s business objectives, plans, strategies and expectations. Terms such as “anticipates,” “believes,” “estimates,” “expects,” “plans,” “predicts,” “may,” “should,” “could,” “will,” the negative thereof and similar expressions are intended to identify forward-looking statements. Such statements are by nature subject to uncertainties and risks, including but not limited to: an increase in the frequency or severity of accidents or workers’ compensation claims; unfavorable development of existing accident claims; dependence on independent commission sales agents; dependence on third party capacity providers; disruptions or failures in our computer systems; a downturn in economic growth or growth in the transportation sector; substantial industry competition; and other operational, financial or legal risks or uncertainties detailed in Landstar’s Form 10-K for the 2005 fiscal year, described in Item 1A Risk Factors, this report or in Landstar’s other Securities and Exchange Commission filings from time to time. These risks and uncertainties could cause actual results or events to differ materially from historical results or those anticipated. Investors should not place undue reliance on such forward-looking statements and the Company undertakes no obligation to publicly update or revise any forward-looking statements.
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
     Borrowings under the Fourth Amended and Restated Credit Agreement bear interest at rates equal to, at the option of Landstar, either (i) the greatest of (a) the prime rate as publicly announced from time to time by JPMorgan Chase Bank, (b) the three month CD rate adjusted for statutory reserves and FDIC assessment costs plus 1% and (c) the federal funds effective rate plus 1/2%, or, (ii) the rate at the time offered to JPMorgan Chase Bank in the Eurodollar market for amounts and periods comparable to the relevant loan plus a margin that is determined based on the level of the Company’s Leverage Ratio, as defined in the Fourth Amended and Restated Credit Agreement. The margin is subject to an increase of 0.125% if the aggregate amount outstanding under the Fourth Amended and Restated Credit Agreement exceeds 50% of the borrowing capacity. As of July 1, 2006, the weighted average interest rate on borrowings outstanding was 5.45%. During the second quarter of fiscal 2006, the average outstanding balance under the Fourth Amended and Restated Credit Agreement was approximately $60,414,000. Based on the borrowing rates in the Fourth Amended and Restated Credit Agreement and the repayment terms, the fair value of the outstanding borrowings as of July 1, 2006 was estimated to approximate carrying value. Assuming that debt levels on the Fourth Amended and Restated Credit Agreement remain at $60,000,000, the balance at July 1, 2006, a hypothetical increase of 100 basis points in current rates provided for under the Fourth Amended and Restated Credit Agreement is estimated to result in an increase in interest expense of $600,000 on an annualized basis.
     All amounts outstanding on the Fourth Amended and Restated Credit Agreement are payable on July 8, 2009, the expiration date of the Fourth Amended and Restated Credit Agreement.
     The Company’s obligations under the Fourth Amended and Restated Credit Agreement are guaranteed by all but one of Landstar System Holdings, Inc.’s subsidiaries.
     Long-term investments, all of which are available-for-sale, consist of investment grade bonds having maturities of up to five years. Assuming that the long-term portion of investments in bonds remains at $994,000, the balance at July 1, 2006, a hypothetical increase or decrease in interest rates of 100 basis points would not have a material impact on future earnings on an annualized basis. Short-term investments consist of short-term investment grade instruments and the current maturities of investment grade bonds. Accordingly, any future interest rate risk on these short-term investments would not be material.
Item 4. Controls and Procedures
     As of the end of the period covered by this report, an evaluation was carried out, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended). Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of July 1, 2006, to provide reasonable assurance that information required to be disclosed by the Company in reports that it filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.
     There were no significant changes in the Company’s internal controls over financial reporting during the Company’s fiscal quarter ended July 1, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II
OTHER INFORMATION
Item 1. Legal Proceedings
     On November 1, 2002, the Owner Operator Independent Drivers Association, Inc. (“OOIDA”) and six individual independent contractors who provide truck capacity to the Company under exclusive lease arrangements (“BCO Independent Contractors” and collectively with OOIDA, the “Plaintiffs”) filed a putative class action complaint (the “Complaint”) in the United States District Court for the Middle District of Florida (the “Court”) in Jacksonville, Florida, against the Company. The Complaint alleges that certain aspects of the Company’s motor carrier leases with its BCO Independent Contractors violate certain federal leasing regulations and seeks injunctive relief, an unspecified amount of damages and attorney’s fees. Claims are currently pending against the following Company entities: Landstar Inway, Inc., Landstar Ligon, Inc. and Landstar Ranger, Inc. (the “Defendants”). On April 7, 2005, Plaintiffs amended the Complaint (the “Amended Complaint”) to include additional allegations with respect to violations of certain federal leasing regulations. On August 30, 2005, the Court granted a motion by Plaintiffs to certify the case as a class action.
     Discovery is ongoing but substantially complete in the case, which is currently scheduled for a jury trial in October 2006. The Plaintiffs and the Defendants each have motions for partial summary judgment pending before the Court, which is expected to rule on these motions prior to or at trial. On August 4, 2006, the Defendants filed a motion, which is pending, asking that the Court bifurcate the proceedings such that only common issues of law would be decided on a classwide basis and any remaining issues of fact, including whether any class member can prove liability or damages, would be tried on an individualized basis.

     In May 2006, the Plaintiffs served Defendants with a report, prepared by their consultant, asserting that as a result of the alleged violations by the Defendants of the federal leasing regulations, class members suffered damages, excluding interest, during the period ending April 30, 2006 of approximately $39.1 million in the aggregate (the “Plaintiffs Report”). The Plaintiffs allege that the damages of the class members will continue to accrue through the pendency of this litigation and the Amended Complaint also asserts alternative damage theories, including claims for equitable relief.
     The Defendants had no role in preparing the Plaintiffs Report. In the event that the Court rules for Defendants on all or a portion of the legal issues raised in the pending motions for summary judgment or, ultimately, at trial, claims for damages that are the subject of the Plaintiffs Report could be eliminated or significantly reduced. In addition, the Defendants believe that they have meritorious defenses, intend to continue asserting these defenses vigorously and have retained experts in support of their positions. In this regard, the Defendants have denied that any BCO Independent Contractor has sustained any damages as a result of the alleged violations of the federal leasing regulations.
     Management believes that if this litigation resulted in a liability up to the amount asserted in the Plaintiffs Report, such result would not reasonably be expected to have a material adverse effect on the financial condition of the Company, but could have a material adverse effect on the Company’s results of operations in a given quarter or year. In addition, as a result of decisions in a separate insurance coverage lawsuit relating to the litigation described immediately above, the Company believes it is probable that it will recover a significant portion of the costs, including legal fees, incurred by Defendants in the defense of the litigation. No assurances can be given with respect to the outcome of any of these matters.
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
Item 1A. Risk Factors
     For a discussion identifying risk factors and other important factors that could cause actual results to differ materially from those anticipated, see the discussions under Part I, Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Notes to Consolidated Financial Statements” in this Quarterly Report on Form 10-Q. There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 in response to Part I, Item 1A of that form.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Company
The following table provides information regarding the Company’s purchases of its common stock during the period from April 1, 2006 to July 1, 2006, the Company’s second fiscal quarter:

			Total number of shares	Maximum number of
			purchased as part of	shares that may yet be
	Total number of	Average price paid	publicly announced	purchased under the
Fiscal period	shares purchased	per share	programs	programs
April 1, 2006				2,275,927
Apr. 2, 2006 — Apr. 29, 2006				2,275,927
Apr. 30, 2006 — May 27, 2006	719,800	$44.00	719,800	1,556,127
May 28, 2006 — July 1, 2006	273,848	$43.43	273,848	1,282,279

Total	993,648	$43.84	993,648

     On April 20, 2006, Landstar System, Inc. announced that its Board of Directors declared a cash dividend of $0.025 per share with respect to its outstanding shares of common stock. The distribution date for this cash dividend was on May 31, 2006, to stockholders of record on May 10, 2006. On February 2, 2006, Landstar System, Inc. announced that its Board of Directors declared a cash dividend of $0.025 per share with respect to its outstanding shares of common stock. The distribution date for this cash dividend was on February 28, 2006, to stockholders of record on February 14, 2006. It is the intention of the Board of Directors to pay a quarterly dividend going forward.

     On April 28, 2005, Landstar System, Inc. announced that it had been authorized by its Board of Directors to purchase up to an additional 2,000,000 shares of its common stock from time to time in the open market and in privately-negotiated transactions. During the thirteen week period ended July 1, 2006, the Company completed the purchase of shares authorized for purchase under this program. On July 28, 2005, Landstar System, Inc. announced that it had been authorized by its Board of Directors to purchase up to an additional 2,000,000 shares of its common stock from time to time in the open market and in privately negotiated transactions.
     No specific expiration date has been assigned to the July 28, 2005 authorization.
     The Fourth Amended and Restated Credit Agreement provides for a restriction in cash dividends on the Company’s capital stock only to the extent there is an event of default under the Fourth Amended and Restated Credit Agreement.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     On May 4, 2006, Landstar System, Inc. (“LSI”) held its Annual Meeting of Stockholders (the “Meeting”) at its principal offices in Jacksonville, Florida. The matters voted upon at the Meeting included (i) the election of the two Class I directors for terms to expire at the 2009 Annual Meeting of Stockholders, (ii) the ratification of appointment of KPMG LLP as LSI’s independent registered public accounting firm for fiscal year 2006 and (iii) an amendment to the Company’s Executive Incentive Compensation Plan (the “EICP Plan”) to increase the maximum amount that the Compensation Committee of the Board of Directors of LSI may award as an annual bonus to an eligible participant under the EICP to $3,000,000.
     Pursuant to LSI’s Restated Certificate of Incorporation, the Board of Directors has fixed the number of directors at seven: two Class I directors whose members’ terms will expire at the 2009 Annual Meeting of Stockholders; three Class II directors whose members’ terms will expire at the 2007 Annual Meeting of Stockholders; and two Class III directors whose members’ terms will expire at the 2008 Annual Meeting of Stockholders. With respect to the election of two Class I directors at the Meeting, nominee Ronald W. Drucker and nominee Henry H. Gerkens were elected to the Board of Directors of LSI. Mr. Drucker received 53,964,504 votes for election to the Board and 1,346,481 votes were withheld. Mr. Gerkens received 53,967,711 votes for election to the Board and 1,343,274 votes were withheld. The names of the other directors whose terms of office as directors continued after the Meeting are as follows: Merritt J. Mott (a Class II director), William S. Elston (a Class II director), Diana M. Murphy (a Class II director), David G. Bannister (a Class III director) and Jeffrey C. Crowe (a Class III director).
     The proposal to ratify the appointment of KPMG LLP as LSI’s independent registered public accounting firm for fiscal year 2006 was approved by LSI’s stockholders. Votes for the proposal were 54,873,017, votes against were 433,559 and votes abstaining were 4,409.
     The proposal to approve the amendment to the Company’s EICP Plan was approved by LSI’s stockholders. Votes for the proposal were 53,585,259, votes against were 1,680,641 and votes abstaining were 45,085.
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

LANDSTAR SYSTEM, INC.
Date: August 4, 2006	/s/ Henry H. Gerkens
Henry H. Gerkens
President and Chief Executive Officer

Date: August 4, 2006	/s/ Robert C. LaRose
Robert C. LaRose
Executive Vice President and Chief Financial Officer