Form 10-Q
period 2006-09-30
LANDSTAR SYSTEM INC
filed 2006-11-03
CIK 853816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
     Yes ☐           No ☑
     The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of the close of business on October 20, 2006 was 56,880,698.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
     The interim consolidated financial statements contained herein reflect all adjustments (all of a normal, recurring nature) which, in the opinion of management, are necessary for a fair statement of the financial condition, results of operations, cash flows and changes in shareholders’ equity for the periods presented. They have been prepared in accordance with Rule 10-01 of Regulation S-X and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the thirty nine weeks ended September 30, 2006 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 30, 2006.
     These interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s 2005 Annual Report on Form 10-K.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)
(Unaudited)

	Sept 30,	Dec 31,
	2006	2005
ASSETS

Current Assets
Cash and cash equivalents	$82,819	$29,398
Short-term investments	21,162	20,693
Trade accounts receivable, less allowance of $5,550 and $4,655	357,482	534,274
Other receivables, including advances to independent contractors, less allowance of $5,024 and $4,342	18,827	11,384
Deferred income taxes and other current assets	30,289	21,106

Total current assets	510,579	616,855

Operating property, less accumulated depreciation and amortization of $76,885 and $68,561	103,346	89,131
Goodwill	31,134	31,134
Other assets	33,556	28,694

Total assets	$678,615	$765,814

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Cash overdraft	$29,495	$29,829
Accounts payable	141,419	164,509
Current maturities of long-term debt	16,860	12,122
Insurance claims	26,526	27,887
Other current liabilities	57,249	65,149

Total current liabilities	271,549	299,496

Long-term debt, excluding current maturities	110,250	154,851
Insurance claims	38,295	37,840
Deferred income taxes	18,139	17,938

Shareholders’ Equity
Common stock, $0.01 par value, authorized 160,000,000 shares, issued 64,858,208 and 64,151,902	649	642
Additional paid-in capital	103,225	84,532
Retained earnings	472,292	392,549
Cost of 7,988,710 and 5,344,883 shares of common stock in treasury	(335,767)	(221,776)
Accumulated other comprehensive loss	(17)	(211)
Note receivable arising from exercise of stock options	0	(47)

Total shareholders’ equity	240,382	255,689

Total liabilities and shareholders’ equity	$678,615	$765,814

See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share amounts)
(Unaudited)

	Thirty Nine Weeks Ended		Thirteen Weeks Ended
	Sept 30,	Sept 24,	Sept 30,	Sept 24,
	2006	2005	2006	2005
Revenue	$1,902,477	$1,717,386	$649,197	$676,070
Investment income	2,589	2,087	1,337	852
Costs and expenses:
Purchased transportation	1,430,411	1,286,016	486,102	502,924
Commissions to agents	149,694	135,689	52,173	53,650
Other operating costs	37,125	27,400	14,837	10,785
Insurance and claims	30,230	34,850	9,656	11,946
Selling, general and administrative	102,809	99,923	31,885	36,072
Depreciation and amortization	12,230	11,926	4,180	3,998

Total costs and expenses	1,762,499	1,595,804	598,833	619,375

Operating income	142,567	123,669	51,701	57,547
Interest and debt expense	4,950	3,194	1,808	1,205

Income before income taxes	137,617	120,475	49,893	56,342
Income taxes	53,222	46,664	19,313	21,773

Net income	$84,395	$73,811	$30,580	$34,569

Earnings per common share	$1.45	$1.24	$0.53	$0.59

Diluted earnings per share	$1.43	$1.22	$0.53	$0.58

Average number of shares outstanding:
Earnings per common share	58,229,000	59,416,000	57,287,000	58,494,000

Diluted earnings per share	59,155,000	60,660,000	57,948,000	59,526,000

Dividends paid per common share	$0.080	$0.025	$0.030	$0.025

See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Thirty Nine Weeks Ended
	Sept 30,	Sept 24,
	2006	2005
OPERATING ACTIVITIES
Net income	$84,395	$73,811
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of operating property	12,230	11,926
Non-cash interest charges	130	131
Provisions for losses on trade and other accounts receivable	4,218	4,649
(Gains) losses on sales and disposals of operating property	120	(206)
Director compensation paid in common stock	265	193
Deferred income taxes, net	(440)	(4,278)
Stock-based compensation	5,125	4,518
Changes in operating assets and liabilities:
Decrease (increase) in trade and other accounts receivable	165,131	(4,226)
Increase in other assets	(9,915)	(852)
Increase (decrease) in accounts payable	(23,090)	54,246
Increase (decrease) in other liabilities	(7,368)	6,240
Decrease in insurance claims	(906)	(404)

NET CASH PROVIDED BY OPERATING ACTIVITIES	229,895	145,748

INVESTING ACTIVITIES
Net change in other short-term investments	(2,829)	(2,728)
Sales and maturities of investments	25,015	4,018
Purchases of investments	(25,974)	(4,446)
Purchases of operating property	(2,756)	(1,851)
Proceeds from sales of operating property	1,106	3,992

NET CASH USED BY INVESTING ACTIVITIES	(5,438)	(1,015)

FINANCING ACTIVITIES
Increase (decrease) in cash overdraft	(334)	916
Proceeds from repayment of notes receivable arising from exercises of stock options	47	275
Dividends paid	(4,652)	(1,458)
Proceeds from exercises of stock options	8,271	5,393
Excess tax benefit on stock option exercises	5,007	2,003
Borrowings on revolving credit facility	5,000	2,000
Purchases of common stock	(114,597)	(95,600)
Principal payments on long-term debt and capital lease obligations	(69,778)	(7,946)

NET CASH USED BY FINANCING ACTIVITIES	(171,036)	(94,417)

Increase in cash and cash equivalents	53,421	50,316
Cash and cash equivalents at beginning of period	29,398	61,684

Cash and cash equivalents at end of period	$82,819	$112,000

See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
Thirty Nine Weeks Ended September 30, 2006
(Dollars in thousands)
(Unaudited)

								Note
								Receivable
								Arising
					Treasury Stock		Accumulated	from
	Common Stock		Add’l		at Cost		Other	Exercise
			Paid-In	Retained			Comprehensive	of Stock
	Shares	Amount	Capital	Earnings	Shares	Amount	Income (Loss)	Options	Total
Balance December 31, 2005	64,151,902	$642	$84,532	$392,549	5,344,883	$(221,776)	$(211)	$(47)	$255,689

Net income				84,395					84,395

Dividends paid				(4,652)					(4,652)

Director compensation paid in common stock	6,000		265						265

Purchases of common stock					2,658,427	(114,597)			(114,597)

Stock based compensation expense			5,125						5,125

Exercises of stock options, including excess tax benefit	700,306	7	13,271						13,278

Repayment of note receivable arising from exercise of stock options								47	47

Incentive compensation paid in common stock			32		(14,600)	606			638

Change in other comprehensive income (loss) on available-for-sale investments, net of income taxes							194		194

Balance September 30, 2006	64,858,208	$649	$103,225	$472,292	7,988,710	$(335,767)	$(17)	$0	$240,382

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
     As a result of the FAS 123R retroactive application, for the thirty nine and thirteen weeks ended September 24, 2005, net income was reduced by $3,185,000 and $1,056,000, respectively, and earnings per common share was reduced by $.05 and $.02 in the thirty nine and thirteen weeks ended September 24, 2005, respectively, and diluted earnings per share was reduced by $.05 and $.02 in the thirty nine and thirteen weeks ended September 24, 2005, respectively.
     Prior to the adoption of FAS 123R, under APB 25, the Company was required to record tax benefits realized from share-based payment arrangements as an operating cash flow. However, FAS 123R requires that excess tax benefits be recorded as a financing cash inflow and corresponding operating cash outflow. The change in presentation of tax benefits from share-based payment arrangements results in a decrease in cash from operating activities and an increase in cash from financing activities of the same amount and does not impact the Company’s overall cash position. The cash flow presentation for the thirty nine weeks ended September 24, 2005, has been adjusted to conform to the current year presentation. In the accompanying unaudited Consolidated Statements of Cash Flows for the thirty nine week periods ended September 30, 2006 and September 24, 2005, the Company realized tax benefits of $5,007,000 and $2,003,000, respectively, in excess of recognized compensation cost and reported those amounts as a cash outflow from operating activities and a cash inflow from financing activities.
Share-based payment arrangements
     As of September 30, 2006, the Company had two employee stock option plans and one stock option plan for members of its Board of Directors (the “Plans”). The Plans have been approved by the Company’s shareholders and are further described below. Amounts recognized in the financial statements with respect to these Plans are as follows (in thousands):

	Thirty Nine Weeks Ended		Thirteen Weeks Ended
	Sept 30,	Sept 24,	Sept 30,	Sept 24,
	2006	2005	2006	2005
Total cost of share-based payment plans during the period	$5,125	$4,518	$1,828	$1,490
Amount of related income tax benefit recognized during the period	1,611	1,333	548	434

Net cost of share based payment plans during the period	$3,514	$3,185	$1,280	$1,056

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
     Options granted under the Plans become exercisable in either three or five equal annual installments commencing on the first anniversary of the date of grant or vest 100% four and one-half years from the date of grant or 100% on the fifth anniversary from the date of grant, subject to acceleration in certain circumstances. All options granted under the Plans expire on the tenth anniversary of the date of grant. Under the Plans, the exercise price of each option equals the fair market value of the Company’s common stock on the date of grant. As of September 30, 2006, there were 6,598,306 shares of the Company’s common stock reserved for issuance upon exercise of options granted and to be granted under the Plans.
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
     Under the Directors’ Stock Compensation Plan, outside members of the Board of Directors who are elected or re-elected to the Board will receive 6,000 shares of common stock of the Company, subject to certain restrictions including restrictions on transfer. During each of the 2006 and 2005 thirty nine week periods, 6,000 shares of the Company’s common stock were issued to a member of the Board of Directors upon such member’s re-election at the 2006 and 2005 annual shareholders’ meetings. During the thirty nine week periods ended September 30, 2006 and September 24, 2005, the Company reported $265,000 and $193,000, respectively, in compensation expense representing the fair market value of these share awards.
Summary details for plan stock options
Information regarding the Company’s stock options is as follows:

		Weighted Average	Weighted Average
	Number of	Exercise Price	Remaining Contractual	Aggregate Intrinsic
	Options	per Share	Term (years)	Value (000s)
Options outstanding at December 31, 2005	2,794,652	$19.07
Granted	630,000	$43.60
Exercised	(700,306)	$11.81
Forfeited/expired	(17,800)	$15.03

Options outstanding at September 30, 2006	2,706,546	$26.68	7.4	$42,951

Options exercisable at September 30, 2006	914,674	$16.36	5.7	$23,951

     The weighted average grant date fair value of stock options granted during the thirty nine week periods ended September 30, 2006 and September 24, 2005 was $15.32 and $12.76, respectively.
     The total intrinsic value of stock options exercised during the thirty nine and thirteen week periods ended September 30, 2006 was $22,548,000 and $6,138,000, respectively. The total intrinsic value of stock options exercised during the thirty nine and thirteen week periods ended September 24, 2005 was $14,963,000 and $3,611,000, respectively.

     As of September 30, 2006, there was $13,789,000 of total unrecognized compensation cost related to non-vested stock options granted under the Plans. The compensation cost related to these non-vested options is expected to be recognized over a weighted average period of 1.9 years.
(2) Income Taxes
     The provisions for income taxes for both the 2006 and 2005 thirty nine week periods were based on an estimated full year combined effective income tax rate of approximately 38.7%, which was higher than the statutory federal income tax rate primarily as a result of state income taxes, the meals and entertainment exclusion and non-deductible stock-based compensation.
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
     The following table provides a reconciliation of the average number of common shares outstanding used to calculate earnings per share to the average number of common shares and common share equivalents outstanding used in calculating diluted earnings per share (in thousands):

	Thirty Nine Weeks Ended		Thirteen Weeks Ended
	Sept 30,	Sept 24,	Sept 30,	Sept 24,
	2006	2005	2006	2005
Average number of common shares outstanding	58,229	59,416	57,287	58,494
Incremental shares under stock option plans	926	1,244	661	1,032

Average number of common shares and common share equivalents outstanding	59,155	60,660	57,948	59,526

     For the thirty nine week period ended September 24, 2005, there were 495,000 options outstanding to purchase shares of common stock excluded from the calculation of diluted earnings per share because they were antidilutive. For the thirty nine week period ended September 30, 2006, there were no such options outstanding.
     For the thirteen week periods ended September 30, 2006 and September 24, 2005, there were 598,000 and 495,000, respectively, options outstanding to purchase shares of common stock excluded from the calculation of diluted earnings per share because they were antidilutive.
(4) Additional Cash Flow Information
     During the 2006 thirty nine week period, Landstar paid income taxes and interest of $54,381,000 and $5,919,000, respectively. During the 2005 thirty nine week period, Landstar paid income taxes and interest of $41,214,000 and $3,570,000, respectively. During the thirty nine week periods ended September 30, 2006 and September 24, 2005, Landstar acquired operating property by entering into capital leases in the amount of $24,915,000 and $19,308,000, respectively.
(5) Segment Information
     The following tables summarize information about Landstar’s reportable business segments as of and for the thirty nine and thirteen week periods ended September 30, 2006 and September 24, 2005 (in thousands):

	Thirty Nine Weeks Ended September 30, 2006
	Carrier	Global Logistics	Insurance	Other	Total
External revenue	$1,356,780	$520,080	$25,617		$1,902,477
Investment income			2,589		2,589
Internal revenue	39,343	1,604	22,351		63,298
Operating income	137,398	25,353	24,056	$(44,240)	142,567
Goodwill	20,496	10,638			31,134
Total assets	376,026	135,167	97,609	69,813	678,615

	Thirty Nine Weeks Ended September 24, 2005
	Carrier	Global Logistics	Insurance	Other	Total
External revenue	$1,197,614	$496,769	$23,003		$1,717,386
Investment income			2,087		2,087
Internal revenue	43,587	1,304	24,440		69,331
Operating income	112,979	33,403	17,697	$(40,410)	123,669
Goodwill	20,496	10,638			31,134
Total assets	331,110	131,796	73,567	110,524	646,997

	Thirteen Weeks Ended September 30, 2006
	Carrier	Global Logistics	Insurance	Other	Total
External revenue	$460,847	$179,613	$8,737		$649,197
Investment income			1,337		1,337
Internal revenue	15,435	605	5,940		21,980
Operating income	49,334	8,331	8,967	$(14,931)	51,701

	Thirteen Weeks Ended September 24, 2005
	Carrier	Global Logistics	Insurance	Other	Total
External revenue	$414,093	$254,181	$7,796		$676,070
Investment income			852		852
Internal revenue	31,947	416	6,592		38,955
Operating income	42,700	24,261	6,069	$(15,483)	57,547
(6) Comprehensive Income
     The following table includes the components of comprehensive income for the thirty nine and thirteen week periods ended September 30, 2006 and September 24, 2005 (in thousands):

	Thirty Nine Weeks Ended		Thirteen Weeks Ended
	Sept 30,	Sept 24,	Sept 30,	Sept 24,
	2006	2005	2006	2005
Net income	$84,395	$73,811	$30,580	$34,569
Unrealized holding gains (losses) on available -for-sale investments, net of income taxes	194	(229)	41	(120)

Comprehensive income	$84,589	$73,582	$30,621	$34,449

     Accumulated other comprehensive loss at September 30, 2006 of $17,000 represents the unrealized holding loss on available-for-sale investments of $27,000, net of income tax benefits of $10,000.
(7) Commitments and Contingencies
     As of September 30, 2006, Landstar had $27,219,000 of letters of credit outstanding under the Company’s revolving credit facility and $42,879,000 of letters of credit secured by investments held by the Company’s insurance segment. Short-term investments include $20,536,000 in current maturities of investment grade bonds and $626,000 of cash equivalents held by the Company’s insurance segment at September 30, 2006. These short-term investments together with $998,000 of the non-current portion of investment grade bonds and $22,871,000 of cash equivalents included in other assets at September 30, 2006, provide collateral for the $42,879,000 of letters of credit issued to guarantee payment of insurance claims.
     On November 1, 2002, the Owner-Operator Independent Drivers Association, Inc. (“OOIDA”) and six individual independent contractors who provide truck capacity to the Company under exclusive lease arrangements (“BCO Independent Contractors” and collectively with OOIDA, the “Plaintiffs”) filed a putative class action complaint (the “Complaint”) in the United States District Court for the Middle District of Florida (the “Court”) in Jacksonville, Florida, against the Company. On April 7, 2005, Plaintiffs amended the Complaint (the “Amended Complaint”). Claims are currently pending against the following Company entities: Landstar Inway, Inc., Landstar Ligon, Inc. and Landstar Ranger, Inc. (the “Defendants”). On August 30, 2005, the Court granted a motion by Plaintiffs to certify the case as a class action.
     The Amended Complaint alleges that certain aspects of the Company’s motor carrier leases and related practices with its BCO Independent Contractors violate certain federal leasing regulations and seeks injunctive relief, an unspecified amount of damages and attorney’s fees. Specifically, the Plaintiffs have alleged that the Company has violated the federal regulations by (i) making undisclosed and/or undocumented reductions from revenue derived from freight before calculating compensation, thereby unlawfully reducing Plaintiffs’ compensation (the “Revenue Claim”), (ii) making charge-backs to the Plaintiffs’ for certain products or services that were in excess of sums actually paid by the Company for such products and services (the “Charge-Back Margin Claim”) and (iii) failing to provide the Plaintiffs with proper disclosure with respect to the methodology for calculating such charge-back amounts (the “Charge-Back Disclosure Claim”).

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
     On October 6, 2006, the Court issued rulings on all summary judgment motions then pending that were previously filed by either the Plaintiffs or the Defendants. In these rulings, the Court (i) denied the Plaintiffs motion for summary judgment on the Revenue Claim, (ii) granted the Defendants’ motion, and denied the Plaintiffs’ motion, for summary judgment on the Charge-Back Margin Claim, (iii) granted the Plaintiffs’ motion, and denied the Defendants motion, for summary judgment on the Charge-Back Disclosure Claim and (iv) concluded that it need not determine at this time whether any Plaintiffs sustained damages as a result of any of the alleged violation of the federal leasing regulations and that the issue of any such damages will be unique to each class member and subject to individualized proof. The Plaintiffs have filed a motion, which is pending, requesting the Court to reconsider the denial of Plaintiffs’ motion for summary judgment on the Revenue Claim. The case is currently scheduled for a jury trial in January 2007.
     In the event that the Court rules for Defendants on all or a portion of the legal issues raised at trial, claims for damages that are the subject of the Plaintiffs Report could be eliminated or significantly reduced. In addition, the Defendants believe that they continue to have meritorious defenses, intend to continue asserting these defenses vigorously and have retained experts in support of their positions. In this regard, the Defendants have denied that any BCO Independent Contractor has sustained any damages as a result of the alleged violations of the federal leasing regulations.
     Management believes that if this litigation resulted in a liability up to the amount asserted in the Plaintiffs Report, such result would not reasonably be expected to have a material adverse effect on the financial condition of the Company, but could have a material adverse effect on the Company’s results of operations in a given quarter or year. In addition, as a result of decisions in a separate insurance coverage lawsuit relating to the litigation described immediately above, the Company has recovered and believes it is probable that it will continue to recover a significant portion of the costs, including legal fees, incurred by Defendants in the defense of the litigation. No assurances can be given with respect to the outcome of any of these matters.
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
     The global logistics segment is comprised of Landstar Global Logistics, Inc. and its subsidiaries, Landstar Logistics, Inc. and Landstar Express America, Inc. Transportation and logistics services provided by the global logistics segment include the arrangement of multimodal (ground, air, ocean and rail) moves, contract logistics, truck brokerage, emergency and expedited ground, air and ocean freight, buses and warehousing. The global logistics segment markets its services primarily through independent commission sales agents and utilizes capacity provided by BCO Independent Contractors and other third party capacity providers, including Truck Brokerage Carriers, railroads, air and ocean cargo carriers and bus providers. Beginning in August 2006, the global logistics segment began the rollout of warehouse services with independent contractors who provide warehouse capacity to the Company under non-exclusive contractual arrangements (“Warehouse Capacity Owners” or “WCO Independent Contractors”). As of September 30, 2006, Landstar Global Logistics, Inc. has executed contracts with 34 Warehouse Capacity Owners.
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
     While customer demand, which is subject to overall economic conditions, ultimately drives increases or decreases in revenue, the Company primarily relies on its independent commission sales agents to establish customer relationships and generate revenue opportunities. Management’s primary focus with respect to revenue growth is revenue generated by independent commission sales agents who on an annual basis generate $1 million or more of Landstar revenue (“Million Dollar Agents”). Management believes future revenue growth is primarily dependent on its ability to increase both the revenue generated by Million Dollar Agents and the number of Million Dollar Agents through a combination of recruiting new agents and increasing the revenue opportunities generated by existing independent commission sales agents. During the 2005 fiscal year, 466 independent commission sales agents generated $1 million or more of Landstar’s revenue and thus qualified as Million Dollar Agents. During the 2005 fiscal year, the average revenue generated by a Million Dollar Agent was $5,063,000 and revenue generated by Million Dollar Agents in the aggregate represented 94% of consolidated Landstar revenue. As of September 30, 2006 and September 24, 2005, the Company had a network of 1,291 and 1,131 independent commission sales agent locations, respectively.
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

	Thirty Nine Weeks Ended		Thirteen Weeks Ended
	Sept 30,	Sept 24,	Sept 30,	Sept 24,
	2006	2005	2006	2005
Carrier Segment:
External revenue generated through (in thousands):
BCO Independent Contractors	$964,260	$906,581	$323,664	$307,359
Truck Brokerage Carriers	392,520	291,033	137,183	106,734

	$1,356,780	$1,197,614	$460,847	$414,093

Revenue per revenue mile	$2.02	$1.85	$2.05	$1.92
Revenue per load	$1,613	$1,484	$1,652	$1,545
Average length of haul (miles)	800	803	807	806
Number of loads	841,000	807,000	279,000	268,000

Global Logistics Segment:
External revenue generated through (in thousands):
BCO Independent Contractors (1)	$78,308	$91,508	$31,145	$56,173
Truck Brokerage Carriers	302,746	285,369	104,445	130,704
Rail, air, ocean and bus carriers (2)	139,026	119,892	44,023	67,304

	$520,080	$496,769	$179,613	$254,181

Revenue per load (3)	$1,482	$1,489	$1,428	$1,498
Number of loads (3)	294,000	241,000	105,000	83,000

(1)	Includes revenue from freight hauled by carrier segment BCO Independent Contractors for global logistics customers.

(2)	Included in the 2006 thirty nine and thirteen week periods was $23,032,000 and $3,594,000, respectively, of revenue attributable to buses provided under contract between Landstar Express America, Inc. and the United States Department of Transportation/Federal Aviation Administration (the “FAA”). Included in the 2005 thirty nine and thirteen week periods ended September 24, 2005 was $24,471,000 of revenue attributable to buses provided under the FAA contract.

(3)	The number of loads and revenue per load in the thirty nine and thirteen week periods ended September 30, 2006, exclude the effect of $85,998,000 and $29,701,000, respectively, of revenue derived from transportation services provided under the FAA contract. The number of loads and revenue per load in the thirty nine and thirteen week periods ended September 24, 2005, exclude the effect of $137,887,000 and $129,812,000, respectively, of revenue derived under the FAA contract. See “Use of Non-GAAP Financial Measures.”

     Also critical to the Company’s success is its ability to secure capacity, particularly truck capacity, at rates that allow the Company to profitably transport customers’ freight. The following table summarizes available truck capacity:

	Sept 30, 2006	Sept 24, 2005
BCO Independent Contractors	8,463	7,846
Truck Brokerage Carriers:
Approved and active (1)	14,604	13,328
Other approved	8,009	8,178

	22,613	21,506

Total available truck capacity providers	31,076	29,352

Number of trucks provided by BCO Independent Contractors	9,164	8,581

(1)	Active refers to Truck Brokerage Carriers who moved at least one load in the 180 days immediately preceding the fiscal quarter end.
     Historically, the Company’s carrier segment has primarily relied on capacity provided by BCO Independent Contractors. Pursuant to a continuing plan to augment its available capacity and increase its revenue, the Company has been increasing the carrier segment’s use of capacity provided by Truck Brokerage Carriers. The percent of consolidated revenue generated through all Truck Brokerage Carriers was 36.5% during the thirty nine week period ended September 30, 2006 and 33.6% during the thirty nine week period ended September 24, 2005.
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
     Potential liability associated with accidents in the trucking industry is severe and occurrences are unpredictable. Landstar’s retained liability for individual commercial trucking claims varies depending on when such claims were incurred. For commercial trucking claims incurred prior to June 19, 2003 and subsequent to March 30, 2004, Landstar retains liability up to $5,000,000 per occurrence. For commercial trucking claims incurred from June 19, 2003 through March 30, 2004, Landstar retains liability up to $10,000,000 per occurrence. The Company also retains liability for each general liability claim up to $1,000,000, $250,000 for each workers’ compensation claim and $250,000 for each cargo claim. The Company’s exposure to liability associated with accidents incurred by other third party capacity providers who haul freight on behalf of the Company is reduced by various factors including the extent to which they maintain their own insurance coverage. A material increase in the frequency or severity of accidents, cargo or workers’ compensation claims or the unfavorable development of existing claims could be expected to materially adversely affect Landstar’s results of operations.
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
     The following table sets forth the percentage relationships of income and expense items to revenue for the periods indicated:

	Thirty Nine Weeks Ended		Thirteen Weeks Ended
	Sept 30,	Sept 24,	Sept 30,	Sept 24,
	2006	2005	2006	2005
Revenue	100.0%	100.0%	100.0%	100.0%
Investment income	0.1	0.1	0.2	0.1
Costs and expenses:
Purchased transportation	75.2	74.9	74.9	74.4
Commissions to agents	7.9	7.9	8.0	7.9
Other operating costs	1.9	1.6	2.3	1.6
Insurance and claims	1.6	2.0	1.5	1.8
Selling, general and administrative	5.4	5.8	4.9	5.3
Depreciation and amortization	0.6	0.7	0.6	0.6

Total costs and expenses	92.6	92.9	92.2	91.6

Operating income	7.5	7.2	8.0	8.5
Interest and debt expense	0.3	0.2	0.3	0.2

Income before income taxes	7.2	7.0	7.7	8.3
Income taxes	2.8	2.7	3.0	3.2

Net income	4.4%	4.3%	4.7%	5.1%

THIRTY NINE WEEKS ENDED SEPTEMBER 30, 2006 COMPARED TO THIRTY NINE WEEKS ENDED SEPTEMBER 24, 2005
     Revenue for the 2006 thirty nine week period was $1,902,477,000, an increase of $185,091,000, or 10.8%, over the 2005 thirty nine week period. The increase was attributable to increased revenue of $159,166,000, $23,311,000 and $2,614,000 at the carrier, global logistics and insurance segments, respectively. With respect to the carrier segment, revenue per load increased approximately 9% in the 2006 thirty nine week period while the number of loads delivered in the 2006 thirty nine week period increased approximately 4%. The average length of haul per load at the carrier segment remained approximately the same as prior year, however, revenue per revenue mile increased approximately 9%. Included in revenue at the global logistics segment for the 2006 and 2005 thirty nine week periods was $85,998,000 and $137,887,000, respectively, of revenue related to disaster relief efforts for the storms that impacted the United States, including trailer rental revenue of $15,933,000 and $3,216,000, respectively. These disaster relief transportation services were provided primarily under a contract between Landstar Express America, Inc. and the United States Federal Aviation Administration (the “FAA”). Excluding the number of loads and revenue related to disaster relief efforts provided by the global logistics segment, the number of loads delivered by the global logistics segment in the 2006 thirty nine week period increased approximately 22% and revenue per load remained approximately the same as prior year.

     Investment income at the insurance segment was $2,589,000 and $2,087,000 in the 2006 and 2005 periods, respectively. The increase in investment income was primarily due to an increased rate of return, attributable to a general increase in interest rates, on investments held by the insurance segment, partially offset by a lower average investment balance.
     Purchased transportation was 75.2% and 74.9% of revenue in 2006 and 2005, respectively. The increase in purchased transportation as a percentage of revenue was primarily attributable to increased truck brokerage and rail intermodal revenue, which tend to have a higher cost of purchased transportation, partially offset by the effect of increased trailer rental revenue provided under the FAA contract in 2006, the cost of which is included in other operating costs. Commissions to agents were 7.9% of revenue in both 2006 and 2005. Other operating costs were 1.9% and 1.6% of revenue in 2006 and 2005, respectively. The increase in other operating costs as a percentage of revenue was primarily attributable to trailer rental costs incurred in support of disaster relief services provided under the FAA contract, partially offset by reduced other trailer rent expense and maintenance costs, as a result of the Company’s on going effort to reduce the cost of Company provided trailing equipment. Insurance and claims were 1.6% of revenue in 2006 compared with 2.0% of revenue in 2005. The decrease in insurance and claims as a percentage of revenue was primarily attributable to a lower frequency of trucking accidents in 2006, favorable development of prior year claims and an increase in truck brokerage and rail intermodal revenue, which tend to have a lower claims risk profile compared to revenue generated through BCO Independent Contractors. Selling, general and administrative costs were 5.4% of revenue in 2006 compared with 5.8% of revenue in 2005. The decrease in selling, general and administrative costs as a percentage of revenue was primarily attributable to the effect of increased revenue, an insurance recovery of legal fees of $2,069,000 incurred in prior years and a decreased provision for bonuses under the Company’s incentive compensation plans. Depreciation and amortization was 0.6% and 0.7% of revenue in 2006 and 2005, respectively. The decrease in depreciation and amortization as a percentage of revenue was primarily attributable to the effect of increased revenue.
     Interest and debt expense was 0.3% and 0.2% of revenue in 2006 and 2005. The increase in interest and debt expense as a percentage of revenue was primarily attributable to increased interest rates and increased borrowings under the Company’s revolving credit facility, which were used to fund purchases of the Company’s common stock and to finance a portion of the 2005 fiscal year end receivable from the FAA, and increased capital lease obligations used to finance the acquisition of trailing equipment.
     The provisions for income taxes for the 2006 and 2005 thirty nine week periods was based on estimated full year combined effective income tax rates of approximately 38.7% which in both cases was higher than the statutory federal income tax rate primarily as a result of state income taxes, the meals and entertainment exclusion and non-deductible stock compensation expense.
     Net income was $84,395,000, or $1.45 per common share ($1.43 per diluted share), for the thirty nine week period ended September 30, 2006, which included approximately $12,162,000 of operating income related to the $85,998,000 of revenue attributable to disaster relief services provided primarily under the FAA contract. The $12,162,000 of operating income, net of related income taxes, increased net income by $7,492,000, or $0.13 per common share ($0.13 per diluted share). Net income was $73,811,000, or $1.24 per common share ($1.22 per diluted share), for the thirty nine week period ended September 24, 2005, which included approximately $24,177,000 of operating income related to the $137,887,000 of revenue attributable to disaster relief services provided primarily under the FAA contract. The $24,177,000 of operating income, net of related income taxes, increased net income by $14,893,000, or $0.25 per common share ($0.25 per diluted share). The 2006 and 2005 thirty nine week periods included stock compensation expense of $5,125,000 and $4,518,000, respectively, or $3,514,000 and $3,185,000, respectively, net of related income tax benefits. Stock compensation expense reduced earnings per common share $0.06 ($0.06 per diluted share) and $0.05 ($0.05 per diluted share), respectively, in the 2006 and 2005 thirty nine week periods.

THIRTEEN WEEKS ENDED SEPTEMBER 30, 2006 COMPARED TO THIRTEEN WEEKS ENDED SEPTEMBER 24, 2005
     Revenue for the 2006 thirteen week period was $649,197,000, a decrease of $26,873,000, or 4.0%, compared to the 2005 thirteen week period. The decrease in revenue was attributable to a decrease in revenue related to disaster relief efforts provided primarily under the FAA contract in the thirteen week period ended September 30, 2006. Revenue for disaster relief services provided under the FAA contract in the thirteen week periods ended September 30, 2006 and September 24, 2005 was $29,701,000 and $129,812,000, respectively, including trailer rental revenue of $7,585,000 and $3,216,000, respectively. Revenue increased $46,754,000 and $941,000 at the carrier and insurance segments, respectively, while revenue decreased $74,568,000 at the global logistics segment, reflecting the decrease in revenue generated under the FAA contract. With respect to the carrier segment, revenue per load increased approximately 7% in the 2006 thirteen week period while the number of loads delivered in the 2006 thirteen week period increased approximately 4%. The average length of haul per load at the carrier segment remained approximately the same compared to prior year, however, revenue per revenue mile increased approximately 7%. Excluding the number of loads and revenue related to disaster relief efforts provided by the global logistics segment in the 2006 and 2005 thirteen week periods, the number of loads delivered by the global logistics segment in the 2006 thirteen week period increased approximately 27%, however, revenue per load decreased approximately 5% compared to the 2005 thirteen week period.
     Investment income at the insurance segment was $1,337,000 and $852,000 in the 2006 and 2005 periods, respectively. The increase in investment income was primarily due to an increased rate of return, attributable to a general increase in interest rates, on investments held by the insurance segment, and an increased average investment balance.
     Purchased transportation was 74.9% and 74.4% of revenue in 2006 and 2005, respectively. The increase in purchased transportation as a percentage of revenue was primarily attributable to increased truck brokerage and rail intermodal revenue, which tend to have a higher cost of purchased transportation, partially offset by the effect of increased trailer rental revenue provided under the FAA contract in 2006, the cost of which is included in other operating costs. Commissions to agents were 8.0% of revenue in 2006 and 7.9% in 2005. The increase in commissions to agents as a percentage of revenue compared to prior year was primarily attributable to decreased revenue provided for disaster relief services under the FAA contract, which tends to have a lower agent commission rate. Other operating costs were 2.3% and 1.6% of revenue in 2006 and 2005, respectively. The increase in other operating costs as a percentage of revenue was primarily attributable to trailer rental costs incurred in support of disaster relief services under the FAA contract, partially offset by reduced other trailer rent expense and maintenance costs. Insurance and claims were 1.5% of revenue in 2006 compared with 1.8% of revenue in 2005. The decrease in insurance and claims as a percentage of revenue was primarily attributable to a lower frequency of trucking accidents in 2006, favorable development of prior year claims and an increase in truck brokerage and rail intermodal revenue, which tend to have a lower claims risk profile compared to revenue generated through BCO Independent Contractors. Selling, general and administrative costs were 4.9% of revenue in 2006 compared with 5.3% of revenue in 2005. The decrease in selling, general and administrative costs as a percentage of revenue was primarily attributable to a decrease in the provision for bonuses under the Company’s incentive compensation programs and an insurance recovery of legal fees of $2,415,000 incurred in prior years and the first half of 2006, partially offset by the effect of decreased revenue. Depreciation and amortization was 0.6% of revenue in both 2006 and 2005.
     Interest and debt expense was 0.3% and 0.2% of revenue in 2006 and 2005. The increase in interest and debt expense as a percentage of revenue was primarily attributable to increased interest rates and increased borrowings under the Company’s revolving credit facility, which were used to fund purchases of the Company’s common stock, and increased capital lease obligations.
     The provisions for income taxes for the 2006 and 2005 thirteen week periods were based on estimated full year combined effective income tax rates of approximately 38.7% and 38.6%, respectively, which are higher than the statutory federal income tax rate primarily as a result of state income taxes, the meals and entertainment exclusion and non-deductible stock compensation expense.
     Net income was $30,580,000, or $0.53 per common share ($0.53 per diluted share), in the 2006 thirteen week period, which included approximately $4,547,000 of operating income related to the $29,701,000 of revenue attributable to disaster relief services provided primarily under the FAA contract. The $4,547,000 of operating income, net of related income taxes, increased net income by $2,802,000, or $0.05 per common share ($0.05 per diluted share). Net income was $34,569,000, or $0.59 per common share ($0.58 per diluted share), in the 2005 thirteen week period, which included $22,672,000 of operating income related to the $129,812,000 of revenue attributable to disaster relief services provided primarily under the FAA contract. The $22,672,000 of operating income, net of related income taxes, increased net income by $13,966,000, or $0.24 per common share ($0.23 per diluted share). The 2006 and 2005 thirteen week periods included stock compensation expense of $1,828,000 and $1,490,000, respectively, or $1,280,000 and $1,056,000, respectively, net of related income tax benefits. Stock compensation expense reduced earnings per common share $0.02 ($0.02 per diluted share) and $0.02 ($0.02 per diluted share), respectively, in the 2006 and 2005 thirteen week periods.

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
CAPITAL RESOURCES AND LIQUIDITY
     Shareholders’ equity was $240,382,000 at September 30, 2006, compared to $255,689,000 at December 31, 2005. The decrease in shareholders’ equity was primarily a result of the purchase of 2,658,427 shares of the Company’s common stock at a total cost of $114,597,000 and dividends paid on the Company’s common stock, partially offset by net income for the period. As of September 30, 2006, the Company may purchase up to an additional 1,866,800 shares of its common stock under its authorized stock purchase programs. Shareholders’ equity was 65% of total capitalization (defined as total debt plus equity) at September 30, 2006 compared to 60% at December 31, 2005.
     Long-term debt including current maturities was $127,110,000 at September 30, 2006, $39,863,000 lower than at December 31, 2005, primarily as a result of repayment of a portion of the borrowings under the Company’s senior credit facility using proceeds from the collection of the $215,250,000 December 31, 2005 receivable from the FAA.
     Working capital and the ratio of current assets to current liabilities were $239,030,000 and 1.9 to 1, respectively, at September 30, 2006, compared with $317,359,000 and 2.1 to 1, respectively, at December 31, 2005. Landstar has historically operated with current ratios within the range of 1.5 to 1 to 2.0 to 1. Cash provided by operating activities was $229,895,000 in the 2006 thirty nine week period compared with $145,748,000 in the 2005 thirty nine week period. The increase in cash flow provided by operating activities was primarily attributable to the collections of the 2005 fiscal year end receivable from the FAA for disaster relief transportation services provided during the later half of fiscal 2005.
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
     At September 30, 2006, the Company had $65,000,000 in borrowings outstanding and $27,219,000 of letters of credit outstanding under the Fourth Amended and Restated Credit Agreement. At September 30, 2006, there was $132,781,000 available for future borrowings under the Company’s Fourth Amended and Restated Credit Agreement. In addition, the Company has $42,879,000 in letters of credit outstanding, as collateral for insurance claims, that are secured by investments and cash equivalents totaling $45,031,000.
     On July 20, 2006, Landstar System, Inc. announced that its Board of Directors declared a cash dividend of $0.03 per share with respect to its outstanding shares of common stock. The distribution date for this cash dividend was on August 31, 2006, to stockholders of record on August 10, 2006. On April 20, 2006, Landstar System, Inc. announced that its Board of Directors declared a cash dividend of $0.025 per share with respect to its outstanding shares of common stock. The distribution date for this cash dividend was on May 31, 2006, to stockholders of record on May 10, 2006. On February 2, 2006, the Company announced that its Board of Directors declared a cash dividend of $0.025 per share with respect to its outstanding shares of common stock. The distribution date for this cash dividend was on February 28, 2006, to stockholders of record on February 14, 2006. It is the intention of the Board of Directors to pay a quarterly dividend going forward.
     Historically, the Company has generated sufficient operating cash flow to meet its debt service requirements, fund continued growth, both internal and through acquisitions, complete or execute share purchases of its common stock under authorized share purchase programs, pay dividends and to meet working capital needs. As a non-asset based provider of transportation capacity and logistics services, the Company’s annual capital requirements for operating property are generally for trailers and management information services equipment. In addition, a significant portion of the trailing equipment used by the Company is provided by third party capacity providers and through leases at rental rates that vary with the revenue generated through the use of the leased equipment, thereby reducing the Company’s capital requirements. During the 2006 thirty nine week period, the Company purchased $2,756,000 of operating property and acquired $24,915,000 of trailing equipment by entering into capital leases. Landstar anticipates acquiring approximately $15,000,000 of operating property during the remainder of the 2006 fiscal year either by purchase or by lease financing. It is expected that capital leases will fund any significant acquisitions of Company provided trailing equipment made during the remainder of 2006.

     Management believes that cash flow from operations combined with the Company’s borrowing capacity under the Fourth Amended and Restated Credit Agreement will be adequate to meet Landstar’s debt service requirements, fund continued growth, both internal and through acquisitions, pay dividends, complete the authorized share purchase programs and meet working capital needs.
LEGAL MATTERS
     On November 1, 2002, the Owner-Operator Independent Drivers Association, Inc. (“OOIDA”) and six individual independent contractors who provide truck capacity to the Company under exclusive lease arrangements (“BCO Independent Contractors” and collectively with OOIDA, the “Plaintiffs”) filed a putative class action complaint (the “Complaint”) in the United States District Court for the Middle District of Florida (the “Court”) in Jacksonville, Florida, against the Company. On April 7, 2005, Plaintiffs amended the Complaint (the “Amended Complaint”). Claims are currently pending against the following Company entities: Landstar Inway, Inc., Landstar Ligon, Inc. and Landstar Ranger, Inc. (the “Defendants”). On August 30, 2005, the Court granted a motion by Plaintiffs to certify the case as a class action.
     The Amended Complaint alleges that certain aspects of the Company’s motor carrier leases and related practices with its BCO Independent Contractors violate certain federal leasing regulations and seeks injunctive relief, an unspecified amount of damages and attorney’s fees. Specifically, the Plaintiffs have alleged that the Company has violated the federal regulations by (i) making undisclosed and/or undocumented reductions from revenue derived from freight before calculating compensation, thereby unlawfully reducing Plaintiffs’ compensation (the “Revenue Claim”), (ii) making charge-backs to the Plaintiffs’ for certain products or services that were in excess of sums actually paid by the Company for such products and services (the “Charge-Back Margin Claim”) and (iii) failing to provide the Plaintiffs with proper disclosure with respect to the methodology for calculating such charge-back amounts (the “Charge-Back Disclosure Claim”).
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
     On October 6, 2006, the Court issued rulings on all summary judgment motions then pending that were previously filed by either the Plaintiffs or the Defendants. In these rulings, the Court (i) denied the Plaintiffs motion for summary judgment on the Revenue Claim, (ii) granted the Defendants’ motion, and denied the Plaintiffs’ motion, for summary judgment on the Charge-Back Margin Claim, (iii) granted the Plaintiffs’ motion, and denied the Defendants motion, for summary judgment on the Charge-Back Disclosure Claim and (iv) concluded that it need not determine at this time whether any Plaintiffs sustained damages as a result of any of the alleged violation of the federal leasing regulations and that the issue of any such damages will be unique to each class member and subject to individualized proof. The Plaintiffs have filed a motion, which is pending, requesting the Court to reconsider the denial of Plaintiffs’ motion for summary judgment on the Revenue Claim. The case is currently scheduled for a jury trial in January 2007.
     In the event that the Court rules for Defendants on all or a portion of the legal issues raised at trial, claims for damages that are the subject of the Plaintiffs Report could be eliminated or significantly reduced. In addition, the Defendants believe that they continue to have meritorious defenses, intend to continue asserting these defenses vigorously and have retained experts in support of their positions. In this regard, the Defendants have denied that any BCO Independent Contractor has sustained any damages as a result of the alleged violations of the federal leasing regulations.
     Management believes that if this litigation resulted in a liability up to the amount asserted in the Plaintiffs Report, such result would not reasonably be expected to have a material adverse effect on the financial condition of the Company, but could have a material adverse effect on the Company’s results of operations in a given quarter or year. In addition, as a result of decisions in a separate insurance coverage lawsuit relating to the litigation described immediately above, the Company has recovered and believes it is probable that it will continue to recover a significant portion of the costs, including legal fees, incurred by Defendants in the defense of the litigation. No assurances can be given with respect to the outcome of any of these matters.
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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
     The allowance for doubtful accounts for both trade and other receivables represents management’s estimate of the amount of outstanding receivables that will not be collected. Historically, management’s estimates for uncollectible receivables have been materially correct. Although management believes the amount of the allowance for both trade and other receivables at September 30, 2006 is appropriate, a prolonged period of low or no economic growth may adversely affect the collection of these receivables. Conversely, a more robust economic environment may result in the realization of some portion of the estimated uncollectible receivables.
     Landstar provides for the estimated costs of self-insured claims primarily on an actuarial basis. The amount recorded for the estimated liability for claims incurred is based upon the facts and circumstances known on the balance sheet date. The ultimate resolution of these claims may be for an amount greater or less than the amount estimated by management. Historically, the Company has experienced both favorable and unfavorable development of prior year claims estimates. The Company continually revises its existing claim estimates as new or revised information becomes available on the status of each claim. During the 2006 thirty nine week period, insurance and claims costs included $6,923,000 of favorable adjustments to prior years claims estimates. During the 2005 thirty nine week period, insurance and claims costs included $1,600,000 of favorable adjustments to prior years claims estimates. It is reasonably likely that the ultimate outcome of settling all outstanding claims will be more or less than the estimated claims reserve at September 30, 2006.
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
     Borrowings under the Fourth Amended and Restated Credit Agreement bear interest at rates equal to, at the option of Landstar, either (i) the greatest of (a) the prime rate as publicly announced from time to time by JPMorgan Chase Bank, (b) the three month CD rate adjusted for statutory reserves and FDIC assessment costs plus 1% and (c) the federal funds effective rate plus 1/2%, or, (ii) the rate at the time offered to JPMorgan Chase Bank in the Eurodollar market for amounts and periods comparable to the relevant loan plus a margin that is determined based on the level of the Company’s Leverage Ratio, as defined in the Fourth Amended and Restated Credit Agreement. The margin is subject to an increase of 0.125% if the aggregate amount outstanding under the Fourth Amended and Restated Credit Agreement exceeds 50% of the borrowing capacity. As of September 30, 2006, the weighted average interest rate on borrowings outstanding was 5.64%. During the third quarter of fiscal 2006, the average outstanding balance under the Fourth Amended and Restated Credit Agreement was approximately $83,102,000. Based on the borrowing rates in the Fourth Amended and Restated Credit Agreement and the repayment terms, the fair value of the outstanding borrowings as of September 30, 2006 was estimated to approximate carrying value. Assuming that debt levels on the Fourth Amended and Restated Credit Agreement remain at $65,000,000, the balance at September 30, 2006, a hypothetical increase of 100 basis points in current rates provided for under the Fourth Amended and Restated Credit Agreement is estimated to result in an increase in interest expense of $650,000 on an annualized basis.
     All amounts outstanding on the Fourth Amended and Restated Credit Agreement are payable on July 8, 2009, the expiration date of the Fourth Amended and Restated Credit Agreement.
     The Company’s obligations under the Fourth Amended and Restated Credit Agreement are guaranteed by all but one of Landstar System Holdings, Inc.’s subsidiaries.
     Long-term investments, all of which are available-for-sale, consist of investment grade bonds having maturities of up to five years. Assuming that the long-term portion of investments in bonds remains at $998,000, the balance at September 30, 2006, a hypothetical increase or decrease in interest rates of 100 basis points would not have a material impact on future earnings on an annualized basis. Short-term investments consist of short-term investment grade instruments and the current maturities of investment grade bonds. Accordingly, any future interest rate risk on these short-term investments would not be material.

Item 4. Controls and Procedures
     As of the end of the period covered by this report, an evaluation was carried out, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended). Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2006, to provide reasonable assurance that information required to be disclosed by the Company in reports that it filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.
     There were no significant changes in the Company’s internal controls over financial reporting during the Company’s fiscal quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II
OTHER INFORMATION
Item 1. Legal Proceedings
     On November 1, 2002, the Owner-Operator Independent Drivers Association, Inc. (“OOIDA”) and six individual independent contractors who provide truck capacity to the Company under exclusive lease arrangements (“BCO Independent Contractors” and collectively with OOIDA, the “Plaintiffs”) filed a putative class action complaint (the “Complaint”) in the United States District Court for the Middle District of Florida (the “Court”) in Jacksonville, Florida, against the Company. On April 7, 2005, Plaintiffs amended the Complaint (the “Amended Complaint”). Claims are currently pending against the following Company entities: Landstar Inway, Inc., Landstar Ligon, Inc. and Landstar Ranger, Inc. (the “Defendants”). On August 30, 2005, the Court granted a motion by Plaintiffs to certify the case as a class action.
     The Amended Complaint alleges that certain aspects of the Company’s motor carrier leases and related practices with its BCO Independent Contractors violate certain federal leasing regulations and seeks injunctive relief, an unspecified amount of damages and attorney’s fees. Specifically, the Plaintiffs have alleged that the Company has violated the federal regulations by (i) making undisclosed and/or undocumented reductions from revenue derived from freight before calculating compensation, thereby unlawfully reducing Plaintiffs’ compensation (the “Revenue Claim”), (ii) making charge-backs to the Plaintiffs’ for certain products or services that were in excess of sums actually paid by the Company for such products and services (the “Charge-Back Margin Claim”) and (iii) failing to provide the Plaintiffs with proper disclosure with respect to the methodology for calculating such charge-back amounts (the “Charge-Back Disclosure Claim”).
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
     On October 6, 2006, the Court issued rulings on all summary judgment motions then pending that were previously filed by either the Plaintiffs or the Defendants. In these rulings, the Court (i) denied the Plaintiffs motion for summary judgment on the Revenue Claim, (ii) granted the Defendants’ motion, and denied the Plaintiffs’ motion, for summary judgment on the Charge-Back Margin Claim, (iii) granted the Plaintiffs’ motion, and denied the Defendants motion, for summary judgment on the Charge-Back Disclosure Claim and (iv) concluded that it need not determine at this time whether any Plaintiffs sustained damages as a result of any of the alleged violation of the federal leasing regulations and that the issue of any such damages will be unique to each class member and subject to individualized proof. The Plaintiffs have filed a motion, which is pending, requesting the Court to reconsider the denial of Plaintiffs’ motion for summary judgment on the Revenue Claim. The case is currently scheduled for a jury trial in January 2007.
     In the event that the Court rules for Defendants on all or a portion of the legal issues raised at trial, claims for damages that are the subject of the Plaintiffs Report could be eliminated or significantly reduced. In addition, the Defendants believe that they continue to have meritorious defenses, intend to continue asserting these defenses vigorously and have retained experts in support of their positions. In this regard, the Defendants have denied that any BCO Independent Contractor has sustained any damages as a result of the alleged violations of the federal leasing regulations.

     Management believes that if this litigation resulted in a liability up to the amount asserted in the Plaintiffs Report, such result would not reasonably be expected to have a material adverse effect on the financial condition of the Company, but could have a material adverse effect on the Company’s results of operations in a given quarter or year. In addition, as a result of decisions in a separate insurance coverage lawsuit relating to the litigation described immediately above, the Company has recovered and believes it is probable that it will continue to recover a significant portion of the costs, including legal fees, incurred by Defendants in the defense of the litigation. No assurances can be given with respect to the outcome of any of these matters.
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
Item 1A. Risk Factors
     For a discussion identifying risk factors and other important factors that could cause actual results to differ materially from those anticipated, see the discussions under Part I, Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Notes to Consolidated Financial Statements” in this Quarterly Report on Form 10-Q. Other than with respect to the risk factor set forth immediately below, there have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 in response to Part I, Item 1A of that form.
Expiration of contract with the United States Department of Transportation/Federal Aviation Administration
     Historically, the United States Government has been the Company’s largest customer. During fiscal years 2001 through 2003, revenue derived from various departments of the United States Government, primarily the United States Department of Defense, contributed between 5.0% and 7.5% of the Company’s annual revenue. During 2005 and 2004, revenue derived from the United States Government, represented approximately 17% and 9% of consolidated revenue, respectively. Included in revenue derived from United States Government during fiscal years 2005 and 2004 was $275.9 million and $63.8 million of revenue, respectively, related to disaster relief services provided by the Company for storms that impacted the United States. These emergency transportation services were provided primarily under a contract (the “FAA Contract”) with the Federal Aviation Administration (the “FAA”). The $275.9 million recognized under the FAA Contract during the 2005 fiscal year generated $51.9 million of operating income which, net of related income taxes, increased net income by $31.6 million. The $63.8 million of revenue recognized under the FAA Contract during the 2004 fiscal year generated $11.8 million of operating income which, net of related income taxes, increased net income $7.3 million.
     The FAA Contract is due to expire December 31, 2006. On October 17, 2006, the FAA notified the public of its intent to extend the FAA Contract for a period of six months beginning January 1, 2007 through June 30, 2007, with an option to extend contract performance an additional six months through December 31, 2007, if necessary. The FAA also notified the public that the United States Government intends to award a new contract by June 30, 2007, but requires the six month option referred to above in the event the award of a new contract is not made by the intended date or a post-award transition period is required.
     A formal contract extension to the FAA Contract has not been executed between the FAA and Landstar Express America and there can be no assurances regarding the terms any such extension may provide or even whether such an extension will be executed at all. It is expected that the FAA will request proposals from various companies for a new contract regarding disaster relief services to be provided subsequent to 2006. The Company cannot predict whether a request for proposal, if any, will: a) be made to Landstar Express America, b) include pricing and other provisions that are the same or similar to the current contract provisions, or c) if a request for proposal is received by Landstar Express America, there can be no assurances that Landstar Express America would submit a proposal, or if it did, the FAA would select Landstar Express America as the transportation provider for disaster relief services in years subsequent to 2006.
     The amount of revenue derived under the FAA Contract, if any, is dependent on the occurrence of specific events, primarily disasters, natural or otherwise, for which the Company provides emergency transportation services in support of disaster relief efforts undertaken by the United States Government and administered by the FAA. Because of the unpredictable nature of the occurrence and severity of such events, even if Landstar Express America were to enter into a new contract with the FAA, there can be no assurance that such events will occur, and if such events occur, the extent to which the FAA will require the services of Landstar Express America, if at all.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Company
     The following table provides information regarding the Company’s purchases of its common stock during the period from July 1, 2006 to September 30, 2006, the Company’s third fiscal quarter:

			Total number of shares	Maximum number of
			purchased as part of	shares that may yet be
	Total number of	Average price paid	publicly announced	purchased under the
Fiscal period	shares purchased	per share	programs	programs
July 1, 2006				1,282,279
July 2, 2006 — July 29, 2006	607,800	$41.90	607,800	674,479
July 30, 2006 — Aug. 26, 2006	674,479	$42.89	674,479	2,000,000
Aug. 27, 2006 — Sept. 30, 2006	133,200	$41.36	133,200	1,866,800

Total	1,415,479	$42.32	1,415,479

     On July 20, 2006, Landstar System, Inc. announced that its Board of Directors declared a cash dividend of $0.03 per share with respect to its outstanding shares of common stock. The distribution date for this cash dividend was on August 31, 2006, to stockholders of record on August 10, 2006. On April 20, 2006, Landstar System, Inc. announced that its Board of Directors declared a cash dividend of $0.025 per share with respect to its outstanding shares of common stock. The distribution date for this cash dividend was on May 31, 2006, to stockholders of record on May 10, 2006. On February 2, 2006, the Company announced that its Board of Directors declared a cash dividend of $0.025 per share with respect to its outstanding shares of common stock. The distribution date for this cash dividend was on February 28, 2006, to stockholders of record on February 14, 2006. It is the intention of the Board of Directors to pay a quarterly dividend going forward.
     On July 28, 2005, Landstar System, Inc. announced that it had been authorized by its Board of Directors to purchase up to 2,000,000 shares of its common stock from time to time in the open market and in privately negotiated transactions. During the thirteen week period ended September 30, 2006, the Company completed the purchase of shares authorized for purchase under this program. On August 3, 2006, Landstar System, Inc. announced that it had been authorized by its Board of Directors to purchase up to an additional 2,000,000 shares of its common stock from time to time in the open market and in privately negotiated transactions.
     No specific expiration date has been assigned to the August 3, 2006 authorization.
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

LANDSTAR SYSTEM, INC.
Date: November 3, 2006	/s/ Henry H. Gerkens
Henry H. Gerkens
President and Chief Executive Officer

Date: November 3, 2006	/s/ Robert C. LaRose
Robert C. LaRose
Executive Vice President and Chief Financial Officer