Form 10-K
period 2006-12-30
LANDSTAR SYSTEM INC
filed 2007-02-28
CIK 853816

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 30, 2006
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 0-21238

Landstar System, Inc.
(Exact name of registrant as specified in its charter)

Delaware	06-1313069
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

13410 Sutton Park Drive South	32224
Jacksonville, Florida	(Zip Code)
(Address of principal executive offices)

(904) 398-9400
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered

Common Stock, $0.01 Par Value	The NASDAQ Stock Market, Inc.

Securities Registered Pursuant to Section 12(g) of the Act:
None

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

The aggregate market value of the voting stock held by non-affiliates of the registrant was $2,715,389,000 (based on the per share closing price on June 30, 2006, the last business day of the Company’s second fiscal quarter, as reported on the NASDAQ Global Select Market). In making this calculation, the registrant has assumed, without admitting for any purpose, that all directors and executive officers of the registrant, and no other persons, are affiliates.

The number of shares of the registrant’s common stock, par value $.01 per share (the “Common Stock”), outstanding as of the close of business on February 16, 2007 was 56,052,780.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following document are incorporated by reference in this Form 10-K as indicated herein:

Part of 10-K
Document	into Which Incorporated

Proxy Statement relating to Landstar System, Inc.’s Annual Meeting of Stockholders scheduled to be held on May 3, 2007	Part III

LANDSTAR SYSTEM, INC.

2006 ANNUAL REPORT ON FORM 10-K

PART I

Item 1.	Business

General

Landstar System, Inc. was incorporated in January 1991 under the laws of the State of Delaware. It acquired all of the capital stock of its predecessor, Landstar System Holdings, Inc. (“LSHI”) on March 28, 1991. LSHI owns directly or indirectly all of the common stock of Landstar Ranger, Inc. (“Landstar Ranger”), Landstar Inway, Inc. (“Landstar Inway”), Landstar Ligon, Inc. (“Landstar Ligon”), Landstar Gemini, Inc. (“Landstar Gemini”), Landstar Carrier Services, Inc. (“Landstar Carrier Services”), Landstar Global Logistics, Inc. (“Landstar Global Logistics”), Landstar Logistics, Inc. (“Landstar Logistics”), Landstar Express America, Inc. (“Landstar Express America”), Landstar Contractor Financing, Inc. (“LCFI”), Risk Management Claim Services, Inc. (“RMCS”) and Signature Insurance Company (“Signature”). Landstar Ranger, Landstar Inway, Landstar Ligon, Landstar Gemini, Landstar Carrier Services, Landstar Global Logistics, Landstar Logistics and Landstar Express America are collectively herein referred to as Landstar’s “Operating Subsidiaries.” Landstar System, Inc., LSHI, LCFI, RMCS, Signature and the Operating Subsidiaries are collectively referred to herein as “Landstar” or the “Company,” unless the context otherwise requires. The Company’s principal executive offices are located at 13410 Sutton Park Drive South, Jacksonville, Florida 32224 and its telephone number is (904) 398-9400. The Company makes available free of charge through its website its annual report on Form 10-K, quarterly reports on Form 10-Q, proxy and current reports on Form 8-K as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission (“SEC”). The Company’s website is www.landstar.com. The SEC maintains a website at http://www.sec.gov that contains the Company’s current and periodic reports, proxy and information statements and other information filed electronically with the SEC.

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

Description of Business

Landstar is a non-asset based transportation and logistics services company, providing transportation capacity and related transportation services to shippers throughout the United States, and to a lesser extent, in Canada, and between the United States and Canada, Mexico and other countries. These business services emphasize safety, information coordination and customer service and are delivered through a network of independent commission sales agents and third party capacity providers linked together by a series of technological applications which are provided and coordinated by the Company. The Company’s independent commission sales agents typically enter into non-exclusive contractual arrangements with Landstar and are responsible for locating freight, making that freight available to Landstar’s capacity providers and coordinating the transportation of the freight with customers and capacity providers. The Company’s third party capacity providers consist of independent contractors who provide truck capacity to the Company under exclusive lease arrangements (the “Business Capacity Owner Independent Contractors” or “BCO Independent Contractors”), unrelated trucking companies who provide truck capacity to the Company under non-exclusive contractual arrangements (the “Truck Brokerage Carriers”), air cargo carriers, ocean cargo carriers, railroads, unrelated bus providers and Warehouse Capacity Owners (as defined below). Through this network of agents and capacity providers, Landstar operates a transportation and logistics services business primarily throughout North America with revenue exceeding $2.5 billion during the most recently completed fiscal year.

Landstar provides transportation services to a variety of industries, including iron and steel, automotive products, paper, lumber and building products, aluminum, chemicals, foodstuffs, heavy machinery, retail, electronics, ammunition and explosives and military hardware. In addition, Landstar provides transportation services to other transportation companies including logistics and less-than-truckload service providers. Landstar’s transportation services include a full array of truckload transportation utilizing a wide range of specialized equipment including dry vans of various sizes, flatbeds (including drop decks and light specialty trailers), temperature-controlled vans and containers. In addition, Landstar provides dedicated contract and logistics solutions, including freight optimization and less than truckload freight consolidations. Landstar also provides expedited land and air delivery of time-critical freight and the movement of containers via ocean.

Landstar focuses on providing transportation and logistics services which emphasize customer service and information coordination among its independent commission sales agents, customers and capacity providers. Landstar intends to continue developing appropriate systems and technologies that offer integrated transportation and logistics solutions to meet the total needs of its customers.

During the second half of 2006, the Company began the roll-out of its warehouse initiative. The Company’s strategy is to offer its customers, through its independent commission sales agent network, national warehousing services without owning or leasing facilities or hiring employees to work at warehouses. The initial phase of developing the product offering included the identification of qualified independent regional warehouse facilities. As of December 30, 2006, the Company has entered into non-exclusive arrangements with 102 independent warehouse capacity providers (“Warehouse Capacity Owners” or “WCOs”) in the United States. The Company’s warehouse offering is designed to provide the availability of warehouse capacity nationally to its customers utilizing a network of independently owned and operated regional warehouse facilities linked by a single warehouse information technology application. The Company believes the addition of warehousing services to its transportation and logistics product offerings will contribute to additional freight transportation opportunities to and from the network of warehouse facilities. Revenue derived directly from warehouse storage and services will be reported net of the amount earned by the WCO. In general, WCOs are paid a fixed percentage of the gross revenue for storage and services provided through their warehouse. The roll-out of warehousing services will continue throughout 2007. Warehousing services were not a significant contributor to revenue or earnings in 2006.

The Company has three reportable business segments. These are the carrier, global logistics and insurance segments. The financial information relating to the Company’s reportable business segments as of and for the fiscal years ending 2006, 2005 and 2004 is included in Footnote 10 of Item 8, “Financial Statements and Supplementary Data” of this Form 10-K.

The carrier segment consists of Landstar Ranger, Landstar Inway, Landstar Ligon, Landstar Gemini and Landstar Carrier Services. The carrier segment primarily provides transportation services to the truckload market for a wide range of general commodities over irregular or non-repetitive routes utilizing dry and specialty vans and unsided trailers, including flatbed, drop deck and specialty. It also provides short-to-long haul movement of containers by truck, dedicated power-only truck capacity and truck brokerage. The carrier segment markets its services primarily through independent commission sales agents and utilizes Business Capacity Owner Independent Contractors and Truck Brokerage Carriers.

The nature of the carrier segment business is such that a significant portion of its operating costs varies directly with revenue. At December 30, 2006, the carrier segment operated a fleet of 8,794 tractors, provided by 8,140 BCO Independent Contractors, and 13,560 trailers. Approximately 4,800 of the trailers available to the carrier segment are provided by BCO Independent Contractors, 1,022 are leased by the Company at rental rates that vary with the revenue generated through the trailer, 6,028 are owned by the Company, 1,591 are under a long-term rental arrangement at a fixed rate, and 119 are rented on a short-term basis from trailer rental companies. In addition, the Company has over 23,000 qualified Truck Brokerage Carriers who provide additional tractor and trailer capacity. Over 15,000 of these qualified Truck Brokerage Carriers have moved at least one load of freight for the Company during the 180 day period immediately preceding December 30, 2006. The use of BCO Independent Contractors, Truck Brokerage Carriers and other third party capacity providers enables the carrier segment to utilize a large fleet of revenue equipment while minimizing capital investment and fixed costs, thereby enhancing return on investment. BCO Independent Contractors who provide a tractor receive a percentage of the revenue generated for the freight hauled and a larger percentage of such revenue for providing both a tractor and a trailer. Truck Brokerage Carriers are paid a negotiated rate for each load they haul. The carrier segment’s network of over 1,100 independent commission sales agent locations provides an in-market presence throughout the continental United States and Canada.

The global logistics segment is comprised of Landstar Global Logistics and its subsidiaries, Landstar Logistics and Landstar Express America. Transportation and logistics services provided by the global logistics segment include the arrangement of multimodal (ground, air, ocean and rail) moves, contract logistics, truck brokerage, emergency and expedited ground, air and ocean freight, bus brokerage and warehousing. The global logistics segment markets its services primarily through independent commission sales agents and utilizes capacity provided by BCO Independent Contractors and other third party capacity providers, including Truck Brokerage Carriers, railroads, air and ocean cargo carriers, bus providers and WCOs. Global logistics independent commission sales agents generally receive a percentage of the gross profit from each load they generate or a percentage of the gross revenue from warehousing services. BCO Independent Contractors who provide truck capacity to the global logistics segment are compensated based on a percentage of the revenue generated by the haul depending on the type and timing of the shipment. Truck Brokerage Carriers are paid either a negotiated rate for each load they haul or a contractually agreed-upon fixed amount per load. Railroads, air and ocean cargo carriers generally receive a contractually fixed amount per load and bus providers receive a negotiated rate per mile or per day. Warehouse Capacity Owners generally are paid a fixed percentage of the gross revenue for storage and services provided through their warehouse.

The nature of the global logistics segment business is such that a significant portion of its operating costs also varies directly with revenue. At December 30, 2006, the global logistics segment operated a fleet of 411 trucks, provided by approximately 376 BCO Independent Contractors. Global logistics segment BCO Independent Contractors primarily provide cargo vans and straight trucks that are utilized for emergency and expedited freight services. The global logistics segment’s network of over 170 independent commission sales agents provides over 170 sales locations. Approximately 29% of the global logistics segment’s revenue and 8% of consolidated revenue is contributed by one independent commission sales agent who derives the majority of his revenue from one customer. During the fiscal years 2006, 2005 and 2004, 15%, 35% and 12%, respectively, of the global logistics segment’s revenue was derived from transportation services provided in support of disaster relief efforts provided primarily under a contract between Landstar Express America and the United States Department of Transportation/Federal Aviation Administration (the “FAA Contract”).

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

Factors Significant to the Company’s Operations

Management believes the following factors are particularly significant to the Company’s operations:

Agent Network

Management believes the Company has more independent commission sales agents than any other non-asset based transportation and logistics services company. Landstar’s network of over 1,300 independent commission sales agent locations provides the Company with regular contact with shippers at the local level and the capability to be highly responsive to shippers’ changing needs. The agent network also enables Landstar to be responsive both in providing specialized equipment to both large and small shippers and in providing capacity on short notice from the Company’s large fleet. Through its agent network, the Company believes it offers smaller shippers a level of service comparable to that typically enjoyed only by larger customers. Examples of services that Landstar is able to make available through the agent network to smaller shippers include the ability to provide transportation services on short notice (often within hours from notification to time of pick-up), multiple pick-up and delivery points, electronic data interchange capability and access to specialized equipment. In addition, a number of the Company’s agents specialize in certain types of freight and transportation services (such as oversized or heavy loads).

The typical Landstar agent maintains a relationship with a number of shippers and services these shippers by providing a base of operations for the Company’s BCO Independent Contractors and other third party capacity providers. Independent commission sales agents in the carrier segment receive a commission generally between 5% and 8% of the revenue they generate if the load is hauled by a BCO Independent Contractor and a contractually agreed-upon percentage of the revenue or the gross profit, defined as revenue less the cost of purchased transportation, from each load they generate if hauled by a Truck Brokerage Carrier. In most cases, the carrier segment independent commission sales agents are paid volume-based incentives for freight hauled by BCO Independent Contractors. Global logistics independent commission sales agents are typically paid a contractually agreed-upon percentage of the gross profit from each load they generate or a percentage of the gross revenue from sourcing warehousing services.

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

During 2006, 490 agents generated revenue for Landstar of at least $1 million each, or approximately $2.3 billion of Landstar’s total revenue, and one agent generated approximately $196,000,000 of Landstar’s total revenue.

Although the Company generally enters into non-exclusive contractual relationships with its independent commission sales agents, management believes that the majority of the agents who generate revenue of $1 million or more choose to represent Landstar exclusively. Historically, Landstar has experienced very limited agent turnover among its larger-volume agents.

Capacity

The Company relies exclusively on independent third parties for its hauling and warehousing capacity. These third party capacity providers consist of BCO Independent Contractors, Truck Brokerage Carriers, air and ocean cargo carriers, railroads, bus providers and WCOs. Landstar’s use of capacity provided by its BCO Independent Contractors and other third party capacity providers allows it to maintain a lower level of capital investment, resulting in lower fixed costs. Historically, with the exception of air revenue, the margin generated from freight hauled by BCO Independent Contractors has been greater than from freight hauled by other third party capacity providers.

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

The Landstar Contractors’ Advantage Purchasing Program leverages Landstar’s purchasing power to provide discounts to eligible BCO Independent Contractors when they purchase equipment, fuel, tires and other items. In addition, LCFI provides a source of funds at competitive interest rates to the BCO Independent Contractors to purchase primarily trailing equipment and mobile communication equipment.

Trucks provided to the Company by the BCO Independent Contractors were 9,205 at December 30, 2006, compared to 8,728 at December 31, 2005. The number of trucks provided by BCO Independent Contractors fluctuates daily as a result of truck recruiting and truck terminations. Trucks recruited were higher in 2006 than in 2005 and truck terminations were lower in 2006 compared to 2005 resulting in a net gain of 477 trucks. Landstar’s truck turnover ratio was approximately 28% in 2006 compared to 31% in 2005. Approximately half of this turnover was attributable to BCO Independent Contractors who had been BCO Independent Contractors with the Company for less than one year. Management believes that factors that have historically favorably impacted turnover include the Company’s extensive agent network, the Company’s programs to reduce the operating costs of its BCO Independent Contractors and Landstar’s reputation for quality, service and reliability. Management believes that a reduction in the amount of available freight may cause an increase in truck turnover.

Truck Brokerage Carriers.  The Company maintains a database of over 23,000 qualified Truck Brokerage Carriers who provide additional truck hauling capacity to the Company. Truck Brokerage Carriers are paid either a negotiated rate for each load they haul or a contractually agreed-upon amount per load. The Company recruits, qualifies, establishes contracts with, tracks safety ratings and service records of and generally maintains the relationships with these third party trucking companies. In addition to augmenting the Company’s capability, the use of Truck Brokerage Carriers enables the Company to pursue different types and quality of freight such as temperature-controlled, short-haul traffic and, in certain instances, lower priced freight that would generally not be handled by the Company’s BCO Independent Contractors.

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

Third Party Rail, Air, Ocean and Other Transportation Capacity.  The Company maintains contractual relationships with various railroads and air cargo capacity providers. These relationships allow the Company to pursue the freight best serviced by these forms of transportation capacity. Railroads and air and ocean cargo carriers are generally paid a contractually fixed amount per load. The Company also contracts with other third party capacity providers, such as air charter and bus companies, when required by specific customer needs.

Warehouse Capacity Owners.  The Company maintains non-exclusive contractual relationships with 102 WCOs. The Company expects that warehousing services, introduced in August 2006, will provide its customers with additional resources to manage their warehousing services and storage needs. WCOs generally are paid a fixed percentage of the gross revenue for storage and services provided through their warehouse.

Diversity of Services Offered

The Company offers its customers a wide range of transportation and logistics services through the Operating Subsidiaries, including a fleet of diverse trailing equipment, extensive geographic coverage and more recently, warehousing services. Specialized services offered by the Company include those provided by a large fleet of flatbed trailers, multi-axle trailers capable of hauling extremely heavy or oversized loads, drivers certified to handle ammunition and explosives shipments for the U.S. Department of Defense, emergency and expedited surface and air cargo services and intermodal capability with railroads and, to a lesser extent, steamship lines.

The following table illustrates the diversity of the trailing equipment available to the Company as of December 30, 2006:

Trailers by Type

Vans	9,830
Temperature-controlled	117
Flatbeds, including step decks, drop decks and low boys	3,622

Total	13,569

Customers

The Company has a diversified group of customers. The Company’s top 100 customers accounted for approximately 51% and 55% of the Company’s revenue during fiscal 2006 and 2005, respectively. Management believes that the Company’s overall size, geographic coverage, equipment and service capability offer the Company significant competitive marketing and operating advantages. These advantages allow the Company to meet the needs of even the largest shippers. Increasingly, larger shippers are substantially reducing the number of authorized carriers they use in favor of a small number of “core carriers”, such as the Company, whose size and diverse service capabilities enable these core carriers to satisfy most of the shippers’ transportation needs. Examples of national account customers include the United States Department of Defense, the United States Department of Transportation/Federal Aviation Administration (the “FAA”) and many of the companies included in the Fortune 500. Large shippers are also using third party logistics providers (“3PLs”) to outsource the management and coordination of their transportation needs. In turn, 3PLs require significant amounts of capacity from carriers, such as the Company, to service the needs of shippers. In addition, other transportation companies utilize the Company’s transportation capacity to satisfy their obligations to their shippers. There were 11 transportation service providers, including 3PLs, included in the Company’s top 25 revenue generating accounts for the fiscal year ended December 30, 2006. In addition, management believes the Company’s network of agents and third party capacity providers allows it to efficiently attract and service smaller shippers which may not be as desirable to other large transportation providers (see above under “Agent Network”).

Prior to fiscal year 2005, no customer accounted for more than 10% of the Company’s revenue. Historically, the United States Government has been the Company’s largest customer. During 2006, 2005 and 2004, revenue derived from the United States Government was approximately 9%, 17% and 9% of revenue, respectively. Included in the revenue derived from the United States Government in all three fiscal years was revenue related to disaster relief services provided by the Company for storms that impacted the United States. These disaster relief services were provided primarily under a contract with the FAA. Revenue included $100.7 million, $275.9 million and $63.8 million in 2006, 2005 and 2004, respectively, generated primarily under the FAA contract. The FAA contract was scheduled to expire on December 31, 2006. Landstar Express America and the FAA entered into an amendment (the “Amendment”) to the existing contract extending the term through June 30, 2007. The Amendment also provides the FAA with the option to extend the term of the FAA contract through December 31, 2007.

The amount of revenue derived under the FAA contract, if any, is dependent on the occurrence of specific events, primarily disasters, natural or otherwise, for which the Company provides emergency transportation services in support of disaster relief efforts undertaken by the United States Government and administered by the FAA. Because of the unpredictable nature of the occurrence and severity of such events, there can be no assurance that such events will occur, and if such events occur, the extent to which the FAA will require the services of Landstar Express America, if at all.

Technology

Management believes leadership in the development and application of technology is an ongoing part of providing high quality service at competitive prices. The Company’s focus is on developing and implementing software applications which are designed to improve its operational and administrative efficiency, assist its independent commission sales agents in sourcing capacity, assist customers in meeting their transportation needs and assist its third party capacity providers in identifying desirable freight. Landstar manages its technology programs centrally through its information services department.

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

Corporate Services

Management believes that significant advantages result from the collective expertise and corporate services afforded by Landstar’s corporate management. The primary services provided are:

accounting, budgeting and taxes	quality programs
finance and treasury services	risk management insurance services
human resource management	safety
legal	strategic planning
purchasing	technology and management information systems

Competition

Landstar competes primarily in the transportation and logistics services industry with truckload carriers, intermodal transportation and logistics service providers, railroads, less-than-truckload carriers and other non-asset based transportation and logistics service providers. The transportation services industry is extremely competitive and fragmented.

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

Self-Insured Claims

Potential liability associated with accidents in the trucking industry is severe and occurrences are unpredictable. Landstar’s retained liability for individual commercial trucking claims varies depending on when such claims are incurred. For commercial trucking claims incurred prior to June 19, 2003 and subsequent to March 30, 2004, Landstar retains liability up to $5,000,000 per occurrence. For commercial trucking claims incurred from June 19, 2003 through March 30, 2004, Landstar retains liability up to $10,000,000 per occurrence. The Company also retains liability for each general liability claim up to $1,000,000, $250,000 for each workers’ compensation claim and $250,000 for each cargo claim. The Company’s exposure to liability associated with accidents incurred by other third party capacity providers who transport freight on behalf of the Company is reduced by various factors including the extent to which they maintain their own insurance coverage. A material increase in the frequency or severity of accidents, cargo or workers’ compensation claims or the unfavorable development of existing claims could be expected to materially adversely affect Landstar’s results of operations.

Insurance Above Self-Insured Retention

The Company has historically maintained insurance coverage above its self-insured retention amounts. For the fiscal year ended and as of December 30, 2006, the Company maintains insurance for liabilities attributable to commercial trucking accidents with third party insurance companies for each and every occurrence in an amount in excess of $200,000,000 per occurrence above the Company’s $5,000,000 self insured retention. Historically, the Company has relied on a limited number of third party insurance companies to provide insurance coverage for commercial trucking claims in excess of specific per occurrence limits, up to various maximum amounts. Over the past few years, the premiums proposed by the third party insurance companies providing coverage for commercial trucking liability insurance over the Company’s self insured retention amounts have varied dramatically. In an attempt to manage the significant fluctuations in the cost of these premiums required by the third party insurance companies, the Company has historically increased or decreased the level of its exposure to commercial trucking claims on a per occurrence basis. To the extent that the third party insurance companies increase their proposed premiums for coverage of commercial trucking claims, the Company may increase its exposure in aggregate or on a per occurrence basis. However, to the extent the third party insurance companies reduce their premiums proposed for coverage of commercial trucking claims, the Company may reduce its exposure in aggregate or on a per occurrence basis.

Regulation

Certain of the Operating Subsidiaries are considered motor carriers and/or brokers authorized to arrange for transportation services by motor carriers which are regulated by the Federal Motor Carrier Safety Administration (the “FMCSA”) and by various state agencies. The FMCSA has broad regulatory powers, with respect to activities such as motor carrier operations, practices, periodic financial reporting and insurance. Subject to federal and state regulatory authorities or regulation, the Company may transport most types of freight to and from any point in the United States over any route selected by the Company.

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

In addition, certain of the Operating Subsidiaries are licensed as ocean transportation intermediaries by the U.S. Federal Maritime Commission as non-vessel-operating common carriers and/or as ocean freight forwarders. The Company’s air transportation activities in the United States are subject to regulation by the U.S. Department of Transportation as an indirect air carrier. The Company is also subject to regulations and requirements relating to safety and security promulgated by, among others, the U.S. Department of Homeland Security through the Bureau of U.S. Customs and Border Protection and the Transportation Security Administration, the Canada Border Services Agency and various state and local agencies and port authorities.

The transportation industry is subject to possible regulatory and legislative changes (such as the possibility of more stringent environmental and/or safety/security regulations or limits on vehicle weight and size) that may affect the economics of the industry by requiring changes in operating practices or by changing the demand for common or contract carrier services or the cost of providing truckload or other transportation or logistics services.

Seasonality

Landstar’s operations are subject to seasonal trends common to the trucking industry. Results of operations for the quarter ending in March are typically lower than the quarters ending in June, September and December.

Employees

As of December 30, 2006, the Company and its subsidiaries employed 1,298 individuals. Approximately 20 Landstar Ranger drivers (out of a Company total of 9,205 drivers for BCO Independent Contractors) are members of the International Brotherhood of Teamsters. The Company considers relations with its employees to be good.

Item 1A.	Risk Factors

Increased severity or frequency of accidents and other claims.  As noted above in Item 1, “Business — Factors Significant to the Company’s Operations — Self Insured-Claims,” potential liability associated with accidents in the trucking industry is severe and occurrences are unpredictable. Landstar’s retained liability for individual commercial trucking claims varies depending on when such claims are incurred. For commercial trucking claims incurred prior to June 19, 2003 and subsequent to March 30, 2004, Landstar retains liability up to $5,000,000 per occurrence. For commercial trucking claims incurred from June 19, 2003 through March 30, 2004, Landstar retains liability up to $10,000,000 per occurrence. The Company also retains liability for each general liability claim up to $1,000,000, $250,000 for each workers’ compensation claim and $250,000 for each cargo claim. The Company’s exposure to liability associated with accidents incurred by other third party capacity providers who haul freight on behalf of the Company is reduced by various factors including the extent to which they maintain their own insurance coverage. A material increase in the frequency or severity of accidents, cargo or workers’ compensation claims or the unfavorable development of existing claims could be expected to materially adversely affect Landstar’s results of operations.

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

Dependence on independent commission sales agents.  As noted above in Item 1, “Business — Factors Significant to the Company’s Operations — Agent Network,” the Company markets its services primarily through independent commission sales agents, and currently has a network of over 1,100 such agents. During 2006, 490 agents generated revenue for Landstar of at least $1 million each, or approximately 92% of Landstar’s consolidated revenue and one agent generated approximately $196,000,000, or 8%, of Landstar’s total revenue. Although the Company competes with motor carriers and other third parties for the services of these independent commission sales agents, Landstar has historically experienced very limited agent turnover among its larger-volume agents. However, Landstar’s contracts with its agents are typically terminable upon 10 to 30 days notice by either party and generally do not restrict the ability of a former agent to compete with Landstar following any such termination. The loss of some of the Company’s key agents or a significant decrease in volume generated by Landstar’s larger agents could have a material adverse effect on Landstar, including its results of operations and revenue.

Dependence on third party capacity providers.  As noted above in Item 1, “Business — Factors Significant to the Company’s Operations — Capacity,” Landstar does not own trucks or other transportation equipment (other than trailing equipment) and relies on third party capacity providers, including BCO Independent Contractors, Truck Brokerage Carriers, railroads, and air and ocean cargo carriers to transport freight for its customers. The Company competes with motor carriers and other third parties for the services of BCO Independent Contractors and other third party capacity providers. Freight hauled by BCO Independent Contractors represented 54.7% of Landstar’s revenue in 2006. A significant decrease in available capacity provided by either the Company’s BCO Independent Contractors or other third party capacity providers could have a material adverse effect on Landstar, including its results of operations and revenue.

Change in capacity mix.  Historically, the Company’s carrier segment has primarily relied on capacity provided by BCO Independent Contractors. Pursuant to a plan to augment its available capacity and increase its revenue, the Company has been increasing the carrier segment’s use of capacity provided by Truck Brokerage Carriers. Freight hauled by BCO Independent Contractors represented 54.7%, 55.9% and 64.2% of Landstar’s consolidated revenue in 2006, 2005 and 2004, respectively. Historically, with the exception of air revenue, the net margin (defined as revenue less the cost of purchased transportation and agent commissions) generated from freight hauled by BCO Independent Contractors has been greater than freight hauled by other third party capacity providers. An increase in the amount of revenue generated through other third party capacity providers without an increase in total revenue and/or a corresponding reduction in other costs, including other operating, insurance and claims, selling, general and administrative and depreciation and amortization could have a negative effect on the Company’s operating margin (defined as operating income divided by revenue).

Contract with the United States Department of Transportation/Federal Aviation Administration.  Historically, the United States Government has been the Company’s largest customer. During fiscal years 2001 through 2003, revenue derived from various departments of the United States Government, primarily the United States Department of Defense, contributed between 5.0% and 7.5% of the Company’s annual revenue. During 2006, 2005 and 2004, revenue derived from the United States Government, represented approximately 9%, 17% and 9% of consolidated revenue, respectively. Included in revenue derived from United States Government during fiscal years 2006, 2005 and 2004 was $100.7 million, $275.9 million and $63.8 million of revenue, respectively, related to disaster relief services provided by the Company for storms that impacted the United States. These emergency transportation services were provided primarily under a contract (the “FAA Contract”) with the Federal Aviation Administration (the “FAA”). The $100.7 million of revenue recognized under the FAA Contract during the 2006 fiscal year generated $14.6 million of operating income which, net of related income taxes, increased net income $8.9 million. The $275.9 million of revenue recognized under the FAA Contract during the 2005 fiscal year generated $51.9 million of operating income which, net of related income taxes, increased net income $31.6 million. The $63.8 million of revenue recognized under the FAA Contract during the 2004 fiscal year generated $11.8 million of operating income which, net of related income taxes, increased net income $7.3 million.

On December 20, 2006, the FAA Contract was amended to extend the term of the contract through June 30, 2007, with an option held by the FAA to extend the term through December 31, 2007. The FAA also notified the public that the United States Government intends to award a new contract by June 30, 2007, but requires the six month option referred to above in the event the award of a new contract is not made by the intended date or a post-award transition period is required.

It is expected that the United States Government will request proposals from various companies for a new contract regarding disaster relief services. The Company cannot predict whether a request for proposal, if any, will: a) be made to Landstar Express America, b) include pricing and other provisions that are the same or similar to the current contract provisions, or c) if a request for proposal is received by Landstar Express America, there can be no assurances that Landstar Express America would submit a proposal, or if it did, the FAA would select Landstar Express America as the transportation provider for disaster relief services in periods subsequent to June 2007. Nor can there be any assurance that the FAA will remain the agency of the United States Government responsible for contracting transportation services in support of disaster relief efforts.

The amount of revenue derived under the United States Government contract, if any, is dependent on the occurrence of specific events, primarily disasters, natural or otherwise, for which the Company provides emergency transportation services in support of disaster relief efforts undertaken by the United States Government and administered by the FAA. Because of the unpredictable nature of the occurrence and severity of such events, even if Landstar Express America were to enter into a new contract with the United States Government, there can be no assurance that such events will occur, and if such events occur, the extent to which the United States Government will require the services of Landstar Express America, if at all.

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

Substantial industry competition.  As noted above in Item 1, “Business — Factors Significant to the Company’s Operations — Competition,” Landstar competes primarily in the transportation and logistics services industry. The transportation and logistics services industry is extremely competitive and fragmented. Landstar competes primarily with truckload carriers, intermodal transportation service providers, railroads, less-than-truckload carriers, third party broker carriers and other non-asset based transportation and logistics service providers. Management believes that competition for the freight transported by the Company is based primarily on service and efficiency and, to a lesser degree, on freight rates alone. Historically, competition has created downward pressure on freight rates. In addition, many large shippers are using third party logistics providers (“3PLs”) to outsource the management and coordination of their transportation needs rather than directly arranging for transportation services with carriers, such as the Company. Usage by large shippers of 3PLs often provide carriers, such as the Company, with a less direct relationship with the shipper and, as a result, may increase pressure on freight rates while making it more difficult for the Company to compete primarily based on service and efficiency. A decrease in freight rates could have a material adverse effect on Landstar, including its revenue and operating income.

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

The Company classifies all of its BCO Independent Contractors and independent commission sales agents as independent contractors for all purposes, including employment tax and employee benefit purposes. There can be no assurance that legislative, judicial, or regulatory (including tax) authorities will not introduce proposals or assert interpretations of existing rules and regulations that would change the employee/independent contractor classification of BCO Independent Contractors or independent commission sales agents currently doing business with the Company. Although management believes that there are no proposals currently pending that would change the employee/independent contractor classification of BCO Independent Contractors or independent commission sales agents currently doing business with the Company, the costs associated with potential changes, if any, with respect to these BCO Independent Contractor classifications could have a material adverse effect on Landstar, including its results of operations and financial condition if Landstar were unable to reflect them in its fee arrangements with the BCO Independent Contractors or independent commission sales agents or in the prices charged to its customers.

Regulatory and legislative changes.  As noted above in Item 1, “Business — Factors Significant to the Company’s Operations — Regulation,” certain of the Operating Subsidiaries are motor carriers and/or brokers authorized to arrange for transportation services by motor carriers which are regulated by the Federal Motor Carrier Safety Administration (FMCSA), an agency of the U.S. Department of Transportation, and by various state agencies. Certain of the Operating Subsidiaries are licensed as ocean transportation intermediaries by the U.S. Federal Maritime Commission as non-vessel-operating common carriers and/or as ocean freight forwarders. The Company’s air transportation activities in the United States are subject to regulation by the U.S. Department of Transportation as an indirect air carrier. The Company is also subject to regulations and requirements relating to safety and security promulgated by, among others, the U.S. Department of Homeland Security through the Bureau of U.S. Customs and Border Protection and the Transportation Security Administration, the Canada Border Services Agency and various state and local agencies and port authorities. The transportation industry is subject to possible regulatory and legislative changes (such as increasingly stringent environmental and/or safety/security regulations or limits on vehicle weight and size) that may affect the economics of the industry by requiring changes in operating practices or by changing the demand for common or contract carrier services or the cost of providing truckload or other transportation or logistics services. Any such regulatory or legislative changes could have a material adverse effect on Landstar, including its results of operations and financial condition.

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

None.

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

On November 1, 2002, the Owner-Operator Independent Drivers Association, Inc. (“OOIDA”) and certain BCO Independent Contractors (as defined below) (collectively with OOIDA, the “Plaintiffs”) filed a putative class action complaint on behalf of independent contractors who provide truck capacity to the Company and its subsidiaries under exclusive lease arrangements (“BCO Independent Contractors”) in the United States District Court for the Middle District of Florida (the “Court”) in Jacksonville, Florida, against the Company and certain of its subsidiaries, which was amended on April 7, 2005 (the “Amended Complaint”). The Amended Complaint alleges that certain aspects of the Company’s motor carrier leases and related practices with its BCO Independent Contractors violate certain federal leasing regulations and seeks injunctive relief, an unspecified amount of damages and attorney’s fees. On August 30, 2005, the Court granted a motion by the Plaintiffs to certify the case as a class action.

On October 6, 2006, the Court issued a summary judgment ruling which found, among other things, that (1) the lease agreements of the Defendants (as defined below) literally complied with the requirements of Section 376.12(d) of the applicable federal leasing regulations in regards to provisions relating to reductions to revenue derived from freight upon which BCO Independent Contractors’ compensation is calculated, (2) charge-back amounts which include fees and profits to the motor carrier are not unlawful under Section 376.12(h) and (3) the Defendants had violated 376.12(h) of the regulations by failing to provide access to documents to determine the validity of certain charges. On January 12, 2007, the Court ruled that the monetary remedy available to the Plaintiffs would be limited to damages sustained as a result of the violation and rejected Plaintiffs’ request for equitable relief in the form of restitution or disgorgement.

On January 16, 2007, the Court ordered the decertification of the class of BCO Independent Contractors for purposes of determining remedies. Immediately thereafter, the trial commenced for purposes of determining what remedies, if any, would be awarded to the remaining named BCO Independent Contractor Plaintiffs against the following subsidiaries of the Company: Landstar Inway, Inc., Landstar Ligon, Inc. and Landstar Ranger, Inc. (the “Defendants”). On January 18, 2007, in response to a motion filed by the Defendants following the presentation by the Plaintiffs of their case in chief, the Court granted judgment as a matter of law in favor of the Defendants and stated that the Plaintiffs had failed to present evidence that any of the

Plaintiffs had sustained damages as a result of any violation of the applicable federal leasing regulations. On that date, the Court also ruled that access to documents describing a third party vendor’s charges to determine the validity of charge-back amounts under 376.12(h) was not required under Defendants’ current lease with respect to programs where the lease contains a price to a BCO Independent Contractor that is not calculated on the basis of a third party vendor’s charge to the Defendants. Plaintiffs’ request for injunctive relief remains pending. Upon entry by the Court of a written final judgment, the Plaintiffs will have the right to appeal the Court’s rulings.

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

No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2006.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Common Stock of the Company is listed and traded on the NASDAQ Global Select Market under the symbol “LSTR.” The following table sets forth the high and low reported sale prices for the Common Stock on the NASDAQ Global Select Market and the per share value of dividends declared for the periods indicated.

	2006 Market Price		2005 Market Price		Dividends Declared
Fiscal Period	High	Low	High	Low	2006	2005

First Quarter	$48.10	$38.72	$39.25	$29.25	$0.025	$—
Second Quarter	47.68	40.55	35.85	26.75	0.025	—
Third Quarter	49.01	39.27	40.42	27.45	0.030	0.025
Fourth Quarter	47.76	37.75	44.50	36.10	0.030	0.025

The reported last sale price per share of the Common Stock as reported on the NASDAQ Global Select Market on February 1, 2007 was $45.73 per share. As of such date, Landstar had 55,969,934 shares of Common Stock outstanding. As of February 1, 2007, the Company had 83 stockholders of record of its Common Stock. However, the Company estimates that it has a significantly greater number of stockholders because a substantial number of the Company’s shares are held by brokers or dealers for their customers in street name.

It is the intention of the Board of Directors to pay a quarterly dividend going forward.

Purchases of Equity Securities by the Company

The following table provides information regarding the Company’s purchases of its Common Stock during the period from October 1, 2006 to December 30, 2006, the Company’s fourth fiscal quarter:

			Total Number of
			Shares Purchased	Maximum Number of
		Average	as Part of Publicly	Shares that May Yet be
	Total Number of	Price Paid	Announced	Purchased Under the
Fiscal Period	Shares Purchased	per share	Programs	Programs

October 1, 2006				1,866,800
Oct. 1, 2006 — Oct. 28, 2006				1,866,800
Oct. 29, 2006 — Nov. 25, 2006				1,866,800
Nov. 26, 2006 — Dec. 30, 2006	1,039,299	$40.31	1,039,299	827,501

Total	1,039,299	$40.31	1,039,299

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

The Company maintains three stock option plans and one stock compensation plan. The following table presents information related to securities authorized for issuance under these plans at December 30, 2006:

			Number of Securities
	Number of Securities		Remaining Available for
	to be Issued Upon	Weighted-Average	Future Issuance Under
	Exercise of	Exercise Price of	Equity Compensation
Plan Category	Outstanding Options	Outstanding Options	Plans

Equity Compensation Plans Approved by Security Holders	2,566,571	$27.35	3,896,800
Equity Compensation Plans Not Approved by Security Holders	0	0	0

Included in the number of securities remaining available for future issuance under equity compensation plans was 164,000 shares of Common Stock reserved for issuance under the 2003 Directors’ Stock Compensation Plan.

Financial Model Shareholder Returns

The following graph illustrates the return that would have been realized assuming reinvestment of dividends by an investor who invested $100 in each of the Company’s Common Stock, the Standard and Poor’s 500 Stock Index and the Dow Jones Transportation Stock Index for the period commencing December 31, 2001 through December 31, 2006.

Item 6.	Selected Financial Data

Prior to 2006, the Company accounted for share-based payment plans in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related interpretations. Under APB 25, no stock-based compensation was reflected in net income from stock options granted as all options granted had an exercise price equal to the fair market value of the underlying common stock on the date of grant. On January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123R (“FAS 123R”), Share-Based Payment. The Company adopted FAS 123R using the modified retrospective method. Amounts for periods prior to 2006 in the table below, “Selected Consolidated Financial Data”, have been adjusted to reflect the adoption of FAS 123R.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY
SELECTED CONSOLIDATED FINANCIAL DATA

	Fiscal Years
Income Statement Data:	2006	2005	2004	2003	2002
	(Dollars in thousands, except per share amounts)

Revenue	$2,513,756	$2,517,828	$2,019,936	$1,596,571	$1,506,555
Investment income	4,250	2,695	1,346	1,220	1,950
Costs and expenses:
Purchased transportation	1,890,755	1,880,431	1,510,963	1,185,043	1,116,009
Commissions to agents	199,775	203,730	161,011	125,997	118,864
Other operating costs	45,700	36,709	37,130	37,681	34,325
Insurance and claims	39,522	50,166	60,339	45,690	42,188
Selling, general and administrative	134,239	140,345	124,357	111,227	106,192
Depreciation and amortization	16,796	15,920	13,959	12,736	11,520

Total costs and expenses	2,326,787	2,327,301	1,907,759	1,518,374	1,429,098

Operating income	191,219	193,222	113,523	79,417	79,407
Interest and debt expense	6,821	4,744	3,025	3,240	4,292

Income before income taxes	184,398	188,478	110,498	76,177	75,115
Income taxes	71,313	72,880	42,661	29,146	28,867

Net income	$113,085	$115,598	$67,837	$47,031	$46,248

Earnings per common share	$1.95	$1.95	$1.13	$0.77	$0.72
Diluted earnings per share	$1.93	$1.91	$1.10	$0.75	$0.70
Dividends paid per common share	$0.11	$0.05

	Dec. 30,	Dec. 31,	Dec. 25,	Dec. 27,	Dec. 28,
Balance Sheet Data:	2006	2005	2004	2003	2002

Total assets	$646,651	$765,814	$586,802	$441,072	$402,984
Long-term debt, including current maturities	129,321	166,973	92,090	91,456	77,360
Shareholders’ equity	230,274	255,689	215,129	145,130	151,329

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following is a “safe harbor” statement under the Private Securities Litigation Reform Act of 1995. Statements contained in this document that are not based on historical facts are “forward-looking statements.” This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Form 10-K contain forward-looking statements, such as statements which relate to Landstar’s business objectives, plans, strategies and expectations. Terms such as “anticipates,” “believes,” “estimates,” “expects,” “plans,” “predicts,” “may,” “should,” “could,” “will,” the negative thereof and similar expressions are intended to identify forward-looking statements. Such statements are by nature subject to uncertainties and risks, including but not limited to: an increase in the frequency or severity of accidents or other claims; unfavorable development of existing accident claims; dependence on third party insurance companies; dependence on independent commission sales agents; dependence on third party capacity providers; substantial industry competition; dependence on key personnel; disruptions or failures in our computer systems; changes in fuel taxes; status of independent contractors; a downturn in economic growth or growth in the transportation sector; and other operational, financial or legal risks or uncertainties detailed in this and Landstar’s other SEC filings from time to time and described in Item 1A of this Form 10-K under the heading “Risk Factors”. These risks and uncertainties could cause actual results or events to differ materially from historical results or those anticipated. Investors should not place undue reliance on such forward-looking statements, and the Company undertakes no obligation to publicly update or revise any forward-looking statements.

Introduction

Landstar System, Inc. and its subsidiary, Landstar System Holdings, Inc. (together, referred to herein as “Landstar” or the “Company”), provide transportation services to a variety of market niches throughout the United States and to a lesser extent in Canada, and between the United States and Canada, Mexico and other countries through its operating subsidiaries. Landstar’s business strategy is to be a non-asset based provider of transportation capacity and logistics services delivering safe, specialized transportation services globally, utilizing a network of independent commission sales agents, third party capacity providers and employees. Landstar focuses on providing transportation services which emphasize safety, customer service and information coordination among its independent commission sales agents, customers and capacity providers. The Company markets its services primarily through independent commission sales agents and exclusively utilizes third party capacity providers to transport customers’ freight. The nature of the Company’s business is such that a significant portion of its operating costs varies directly with revenue. The Company has three reportable business segments. These are the carrier, global logistics and insurance segments.

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

The global logistics segment is comprised of Landstar Global Logistics, Inc. and its subsidiaries, Landstar Logistics, Inc. and Landstar Express America, Inc. Transportation and logistics services provided by the global logistics segment include the arrangement of multimodal (ground, air, ocean and rail) moves, contract logistics, truck brokerage, emergency and expedited ground, air and ocean freight, bus brokerage and warehousing. The global logistics segment markets its services primarily through independent commission sales agents and utilizes capacity provided by BCO Independent Contractors and other third party capacity providers, including Truck Brokerage Carriers, railroads, air and ocean cargo carriers, bus providers and warehouse owners. Beginning in August 2006, the global logistics segment began the rollout of warehousing services with independent contractors who provide warehouse capacity to the Company under non-exclusive contractual arrangements (“Warehouse Capacity Owners” or “WCO Independent Contractors”). As of December 30, 2006, Landstar Global Logistics, Inc. has executed contracts with 102 Warehouse Capacity Owners.

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

During the fiscal year ended December 30, 2006, the carrier segment contributed 72% of Landstar’s consolidated revenue, the global logistics segment contributed 27% of Landstar’s consolidated revenue and the insurance segment contributed 1% of Landstar’s consolidated revenue.

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

While customer demand, which is subject to overall economic conditions, ultimately drives increases or decreases in revenue, the Company primarily relies on its independent commission sales agents to establish customer relationships and generate revenue opportunities. Management’s primary focus with respect to revenue growth is on revenue generated by independent commission sales agents who on an annual basis generate $1 million or more of Landstar revenue (“Million Dollar Agents”). Management believes future revenue growth is primarily dependent on its ability to increase both the revenue generated by Million Dollar Agents and the number of Million Dollar Agents through a combination of recruiting new agents and increasing the revenue opportunities generated by existing independent commission sales agents. The following table shows the number of Million Dollar Agents, the average revenue generated by these agents, the percent of consolidated revenue generated by these agents during the past three fiscal years and the number of agent locations at each fiscal year end:

	Fiscal Year
	2006	2005	2004

Number of Million Dollar Agents	490	466	427

Average revenue generated per Million Dollar Agent	$4,700,000	$5,063,000	$4,374,000

Percent of consolidated revenue generated by Million Dollar Agents	92%	94%	92%

Number of independent commission sales agent locations at year end	1,345	1,150	1,025

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

	Fiscal Year
	2006	2005	2004

Carrier Segment:
External revenue generated through (in thousands):
BCO Independent Contractors	$1,270,649	$1,249,159	$1,191,605
Truck Brokerage Carriers	525,967	442,509	263,257

	$1,796,616	$1,691,668	$1,454,862

Revenue per revenue mile	$2.02	$1.92	$1.79
Revenue per load	$1,621	$1,542	$1,391
Average length of haul (miles)	803	804	779
Number of loads	1,108,000	1,097,000	1,046,000
Global Logistics Segment:
External revenue generated through (in thousands):
BCO Independent Contractors(1)	$103,588	$159,273	$105,815
Truck Brokerage Carriers	396,141	439,604	308,106
Rail, Air, Ocean and Bus Carriers(2)	182,813	196,259	121,001

	$682,542	$795,136	$534,922

Revenue per load(3)	$1,504	$1,555	$1,454
Number of loads(3)	387,000	334,000	324,000

(1)	Includes revenue from freight hauled by carrier segment BCO Independent Contractors for global logistics customers.

(2)	Included in the 2006 and 2005 fiscal year was $25,067,000 and $44,007,000, respectively, of revenue attributable to buses provided under a contract between Landstar Express America, Inc. and the United States Department of Transportation/Federal Aviation Administration (the “FAA”).

(3)	Number of loads and revenue per load for the 2006, 2005 and 2004 fiscal years exclude the effect of $100,655,000, $275,929,000 and $63,790,000, respectively, of revenue derived from transportation services provided primarily under a contract with the FAA as discussed further in the paragraphs that follow. (See the section “Use of Non-GAAP Financial Measures” on page 27.)

Also critical to the Company’s success is its ability to secure capacity, particularly truck capacity, at rates that allow the Company to profitably transport customers’ freight. The following table summarizes available truck capacity providers as of the end of the three most recent fiscal years:

	Dec. 30,	Dec. 31,	Dec. 25,
	2006	2005	2004

BCO Independent Contractors	8,516	8,011	7,800
Truck Brokerage Carriers:
Approved and active(1)	15,247	14,014	11,077
Other approved	8,574	8,497	7,144

	23,821	22,511	18,221

Total available truck capacity providers	32,337	30,522	26,021

Number of trucks provided by BCO Independent Contractors	9,205	8,728	8,677

(1)	Active refers to Truck Brokerage Carriers who moved at least one load in the 180 days immediately preceding the fiscal year end.

Historically, the Company’s carrier segment has primarily relied on capacity provided by BCO Independent Contractors. Pursuant to a continuing plan to augment its available capacity and increase its revenue, the Company has been increasing the carrier segment’s use of capacity provided by Truck Brokerage Carriers. The percent of consolidated revenue generated through all Truck Brokerage Carriers was 36.7% during 2006, 35.0% during 2005 and 28.3% during 2004.

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

Potential liability associated with accidents in the trucking industry is severe and occurrences are unpredictable. Landstar’s retained liability for individual commercial trucking claims varies depending on when such claims are incurred. For commercial trucking claims incurred prior to June 19, 2003 and subsequent to March 30, 2004, Landstar retains liability up to $5,000,000 per occurrence. For commercial trucking claims incurred from June 19, 2003 through March 30, 2004, Landstar retains liability up to $10,000,000 per occurrence. The Company also retains liability for each general liability claim up to $1,000,000, $250,000 for each workers’ compensation claim and $250,000 for each cargo claim. The Company’s exposure to liability associated with accidents incurred by other third party capacity providers who haul freight on behalf of the Company is reduced by various factors including the extent to which they maintain their own insurance coverage. A material increase in the frequency or severity of accidents, cargo or workers’ compensation claims or the unfavorable development of existing claims could be expected to materially adversely affect Landstar’s results of operations.

Employee compensation and benefits account for over half of the Company’s selling, general and administrative costs.

Depreciation and amortization primarily relate to depreciation of trailing equipment and management information services equipment.

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123R (“FAS 123R”), Share-Based Payment. The Company adopted FAS 123R using the modified retrospective method. Amounts for prior periods have been adjusted to reflect the adoption of FAS 123R.

The following table sets forth the percentage relationships of income and expense items to revenue for the periods indicated:

	Fiscal Year
	2006	2005	2004

Revenue	100.0%	100.0%	100.0%
Investment income	0.2	0.1	0.1
Costs and expenses:
Purchased transportation	75.2	74.7	74.8
Commissions to agents	8.0	8.1	8.0
Other operating costs	1.8	1.5	1.8
Insurance and claims	1.6	2.0	3.0
Selling, general and administrative	5.3	5.5	6.2
Depreciation and amortization	0.7	0.6	0.7

Total costs and expenses	92.6	92.4	94.5

Operating income	7.6	7.7	5.6
Interest and debt expense	0.3	0.2	0.1

Income before income taxes	7.3	7.5	5.5
Income taxes	2.8	2.9	2.1

Net income	4.5%	4.6%	3.4%

Fiscal Year Ended December 30, 2006 Compared to Fiscal Year Ended December 31, 2005

Revenue for the fiscal year 2006 was $2,513,756,000, compared to revenue of $2,517,828,000 for the 2005 fiscal year. Revenue increased $104,948,000 and $3,574,000 at the carrier and insurance segments, respectively, and decreased $112,594,000 at the global logistics segment, primarily attributable to decreased revenue related to disaster relief services for storms that impacted the United States. With respect to the carrier segment, revenue per load increased approximately 5% while the number of loads delivered in 2006 increased approximately 1% over the number of loads delivered in 2005. The average length of haul per load at the carrier segment remained approximately the same as prior year, however, revenue per revenue mile increased approximately 5%. Included in revenue at the global logistics segment for the 2006 and 2005 fiscal years was $100,655,000 and $275,929,000, respectively, of revenue related to disaster relief efforts for the storms that impacted the United States. These disaster relief transportation services were provided primarily under a contract between Landstar Express America, Inc. and the United States Department of Transportation/Federal Aviation Administration (the “FAA”). Excluding the number of loads and revenue related to the disaster relief efforts provided by the global logistics segment in 2006 and 2005, the number of loads delivered by the global logistics segment in fiscal year 2006 increased approximately 16% over 2005, however, average revenue per load decreased approximately 3%.

Investment income at the insurance segment was $4,250,000 and $2,695,000 for fiscal years 2006 and 2005, respectively. The increase in investment income was primarily due to an increased rate of return attributable to a general increase in interest rates on investments held by the insurance segment.

Purchased transportation was 75.2% of revenue in 2006 compared with 74.7% in 2005. The increase in purchased transportation as a percentage of revenue was primarily attributable to an increase in the portion of revenue generated under the FAA contract attributable to bus, air and fuel delivery services, which have a higher cost of purchased transportation, and increased truck brokerage and rail intermodal revenue, which tend to have a higher cost of purchased transportation compared to revenue generated through BCO Independent Contractors, partially offset by lower rates paid to Truck Brokerage Carriers. Commissions to agents were 8.0% of revenue in 2006 and 8.1% of revenue in 2005. The decrease in commissions to agents as a percentage of revenue was primarily attributable to the change in the mix of revenue generated under the FAA contract in 2006 towards transportation services which have a lower commission rate. Other operating costs were 1.8% of revenue in 2006 and 1.5% of revenue in 2005, primarily attributable to trailer rental costs incurred in support of disaster relief services provided under the FAA contract, partially offset by reduced other trailer rent expense and maintenance costs, as a result of the Company’s on-going effort to reduce the cost of Company provided trailing equipment. Insurance and claims were 1.6% of revenue in 2006 and 2.0% of revenue in 2005. The decrease in insurance and claims as a percentage of revenue was primarily attributable to favorable development of prior year claims in 2006, lower frequency and severity of commercial trucking accidents in 2006, and increased truck brokerage revenue, which has a lower claims risk profile than revenue hauled by BCO Independent Contractors. Selling, general and administrative costs were 5.3% of revenue in 2006 and 5.5% in 2005. The decrease in selling, general and administrative costs as a percentage of revenue was primarily attributable to a decreased provision for bonuses under the Company’s incentive compensation programs. Depreciation and amortization was 0.7% of revenue in 2006 and 0.6% of revenue in 2005. The increase in depreciation and amortization as a percentage of revenue was primarily due to an increase in Company owned trailing equipment as opposed to trailing equipment obtained through operating leases.

Interest and debt expense was 0.3% of revenue in 2006 and 0.2% of revenue in 2005. This increase in interest and debt expense was primarily attributable to increased interest rates on the Company’s revolving credit facility, increased capital lease obligations and increased borrowings under the Company’s credit facility during the first half of 2006, which were used to fund a portion of the December 31, 2005 receivable from the FAA and to fund purchases of the Company’s common stock under its authorized share repurchase program.

The provisions for income taxes for the 2006 and 2005 fiscal years were based on an estimated full year combined effective income tax rate of approximately 38.7% for each annual period, which is higher than the statutory federal income tax rate primarily as a result of state income taxes, the meals and entertainment exclusion and non-deductible stock compensation expense. The Company believes that deferred income tax benefits are more likely than not to be realized because of the Company’s ability to generate future taxable earnings.

Net income for the 2006 fiscal year was $113,085,000, or $1.95 per common share ($1.93 per diluted share), which included approximately $14,590,000 of operating income related to the $100,655,000 of revenue related to emergency transportation services provided primarily under the FAA contract. The $14,590,000 of operating income, net of related income taxes, increased net income approximately $8,944,000, or $0.15 per common share ($0.15 per diluted share). Net income for the 2005 fiscal year was $115,598,000, or $1.95 per common share ($1.91 per diluted share), which included approximately $51,945,000 of operating income related to the $275,929,000 of revenue related to emergency transportation services provided primarily under the FAA contract. The $51,945,000 of operating income, net of related income taxes, increased net income approximately $31,626,000, or $0.53 per common share ($0.52 per diluted share).

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

Investment income at the insurance segment was $2,695,000 and $1,346,000 for fiscal years 2005 and 2004, respectively. The increase in investment income was primarily due to an increased rate of return attributable to a general increase in interest rates on investments held by the insurance segment.

Purchased transportation was 74.7% of revenue in 2005 compared with 74.8% in 2004. The decrease in purchased transportation as a percentage of revenue was primarily attributable to increased revenue provided for disaster relief services under the FAA contract which tends to have a lower cost of purchased transportation and lower rates paid to Truck Brokerage Carriers for non-FAA related revenue. These reductions in costs were partially offset by an increase in revenue generated through truck brokerage which tends to have a higher cost of purchased transportation compared to revenue generated through BCO Independent Contractors. Commissions to agents were 8.1% of revenue in 2005 and 8.0% of revenue in 2004. The increase in commissions to agents as a percentage of revenue was primarily attributable to a change in revenue mix and the increase in gross profit on truck brokerage loads. Other operating costs were 1.5% of revenue in 2005 and 1.8% of revenue in 2004, primarily due to increased brokerage revenue, which does not incur significant other operating costs, and reduced trailer maintenance and repair costs, reflecting a reduction in the average age of Company provided trailing equipment. Insurance and claims were 2.0% of revenue in 2005 and 3.0% of revenue in 2004. The decrease in insurance and claims as a percentage of revenue was primarily attributable to $7,600,000 of costs incurred to settle one severe accident that occurred early in fiscal year 2004, favorable development of prior year claims in 2005 and increased truck brokerage revenue, which has a lower claims risk profile than revenue hauled by BCO Independent Contractors. Selling, general and administrative costs were 5.5% of revenue in 2005 and 6.2% in 2004. The decrease in selling, general and administrative costs as a percentage of revenue was primarily due to the effect of increased revenue, partially offset by an increased provision for bonuses under the Company’s incentive compensation programs. Depreciation and amortization was 0.6% of revenue in 2005 and 0.7% of revenue in 2004. The decrease in depreciation and amortization as a percentage of revenue was due to the effect of increased revenue in 2005.

Interest and debt expense was 0.2% of revenue in 2005 and 0.1% of revenue in 2004. This increase was primarily attributable to increased interest rates on the Company’s revolving credit facility, increased capital lease obligations and increased borrowings under the Company’s credit facility, partially offset by the effect of increased revenue.

The provisions for income taxes for the 2005 and 2004 fiscal years were based on estimated full year combined effective income tax rates of approximately 38.7% and 38.6%, respectively, which are higher than the statutory federal income tax rate primarily as a result of state income taxes and the meals and entertainment exclusion and non-deductible stock compensation expense. The increase in the combined effective income tax rate was primarily attributable to increased apportionment of income to states having higher tax rates and changes in tax laws enacted by a number of states in which the Company operates.

Net income for the 2005 fiscal year was $115,598,000, or $1.95 per common share ($1.91 per diluted share), which included approximately $51,945,000 of operating income related to the $275,929,000 of revenue related to emergency transportation services provided primarily under the FAA contract. The $51,945,000 of operating income, net of related income taxes, increased net income approximately $31,626,000, or $0.53 per common share ($0.52 per diluted share). Net income for the 2004 fiscal year was $67,837,000, or $1.13 per common share ($1.10 per diluted share), which included the $7,600,000 charge to settle one accident referenced above. This charge, net of related income tax benefits, reduced 2004 net income by $4,900,000, or $0.08 per common share ($0.08 per diluted share). Also included in net income for the 2004 fiscal year is approximately $11,847,000 of operating income related to the $63,790,000 of revenue related to emergency transportation services provided primarily under the FAA contract. The $11,847,000 of operating income, net of related income taxes, increased net income approximately $7,314,000, or $0.12 per common share ($0.12 per diluted share).

Use of Non-GAAP Financial Measures

In this annual report on Form 10-K, Landstar provided the following information that may be deemed non-GAAP financial measures for the 2006, 2005 and 2004 fiscal years: (1) revenue per load for the global logistics segment excluding revenue and loads related to disaster relief transportation services provided primarily under a contract with the FAA and (2) the percentage change in revenue per load for the global logistics segment excluding revenue and loads related to disaster relief transportation services provided primarily under a contract with the FAA as compared to revenue per load for the global logistics segment for the corresponding prior year periods. Each of the foregoing financial measures should be considered in addition to, and not as a substitute for, the corresponding GAAP financial information also presented in this Form 10-K.

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

Capital Resources and Liquidity

Shareholders’ equity was $230,274,000, or 64% of total capitalization (defined as total debt plus equity), at December 30, 2006, compared with $255,689,000, or 60% of total capitalization, at December 31, 2005. The decrease in shareholders’ equity was primarily attributable to the purchase of 3,697,726 shares of the Company’s common stock at a total cost of $156,492,000, partially offset by current year net income. As of December 30, 2006, the Company may purchase an additional 827,501 shares of its common stock under its authorized stock purchase program. Long-term debt including current maturities was $129,321,000 at December 30, 2006, compared to $166,973,000 at December 31, 2005. Working capital and the ratio of current assets to current liabilities were $221,168,000 and 1.9 to 1, respectively, at December 30, 2006, compared with $317,359,000 and 2.1 to 1, respectively, at December 31, 2005. Landstar has historically operated with current ratios within the range of 1.5 to 1 to 2.0 to 1. Cash provided by operating activities was $292,168,000 in 2006 compared with cash used by operating activities of $507,000 in 2005. Included in accounts receivable at December 31, 2005 was trade accounts receivable due from various departments of the United States Government of $226,057,000, which included $215,250,000 in trade receivables from disaster relief services provided under the contract with the FAA. The increase in cash provided by operating activities in 2006 was primarily due to the collection of the receivables resulting in large part from revenue related to the emergency transportation services provided under the FAA contract during 2006.

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

At December 30, 2006, the Company had $60,000,000 in borrowings outstanding and $27,219,000 of letters of credit outstanding under its Fourth Amended and Restated Credit Agreement. At December 30, 2006, there was $137,781,000 available for future borrowings under the Company’s Fourth Amended and Restated Credit Agreement. In addition, the Company has $42,703,000 in letters of credit outstanding, as collateral for insurance claims that are secured by investments and cash equivalents totaling $44,654,000.

Borrowings under the Fourth Amended and Restated Credit Agreement bear interest at rates equal to, at the option of Landstar, either (i) the greatest of (a) the prime rate as publicly announced from time to time by JPMorgan Chase Bank, (b) the three month CD rate adjusted for statutory reserves and FDIC assessment costs plus 1% and (c) the federal funds effective rate plus 1/2%, or, (ii) the rate at the time offered to JPMorgan Chase Bank in the Eurodollar market for amounts and periods comparable to the relevant loan plus a margin that is determined based on the level of the Company’s Leverage Ratio, as defined in the Fourth Amended and Restated Credit Agreement. The margin is subject to an increase of 0.125% if the aggregate amount outstanding under the Fourth Amended and Restated Credit Agreement exceeds 50% of the total borrowing capacity. As of December 30, 2006, the margin was equal to 75.0/100 of 1%.

The unused portion of the Fourth Amended and Restated Credit Agreement carries a commitment fee determined based on the level of the Leverage Ratio, as therein defined. As of December 30, 2006, the commitment fee for the unused portion of the Fourth Amended and Restated Credit Agreement was 0.20%. At December 30, 2006, the weighted average interest rate on borrowings outstanding under the Fourth Amended and Restated Credit Agreement was 5.975%.

The Fourth Amended and Restated Credit Agreement contains a number of covenants that limit, among other things, the incurrence of additional indebtedness, the incurrence of operating or capital lease obligations and the purchase of operating property. The Fourth Amended and Restated Credit Agreement also requires Landstar to meet certain financial tests. Landstar is required to, among other things, maintain minimum levels of consolidated Net Worth and Fixed Charge Coverage and limit its borrowings to a specified ratio of indebtedness to earnings before interest, taxes, depreciation and amortization (the “Leverage Ratio”), as each is defined in the Fourth Amended and Restated Credit Agreement. Under the most restrictive covenant, the Fixed Charge Coverage, fixed charges were $83,706,000 lower than the maximum amount allowed at December 30, 2006.

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

Historically, the Company has generated sufficient operating cash flow to meet its debt service requirements, fund continued growth, both internal and through acquisitions, complete or execute share purchases of its common stock under authorized share purchase programs, pay dividends and meet working capital needs. As a non-asset based provider of transportation capacity and logistics services, the Company’s annual capital requirements for operating property are generally for trailers and management information services equipment. In addition, a significant portion of the trailing equipment used by the Company is provided by third party capacity providers and through leases at rental rates that vary with the revenue generated through the use of the leased equipment, thereby reducing the Company’s capital requirements. During 2006, the Company purchased $4,173,000 of operating property and acquired $36,594,000 of trailing equipment by entering into capital leases. Landstar anticipates acquiring approximately $46,000,000 of operating property during fiscal year 2007 either by purchase or by lease financing. Prior to 2003, the Company historically funded its acquisition of Company provided fixed cost trailing equipment using capital leases. During 2004 and 2003, the Company acquired van trailing equipment under a long-term operating lease at a fixed monthly rental price per trailer. The Company does not currently anticipate any other significant capital requirements in 2007.

Since January 1997, the Company has purchased $588,220,000 of its common stock under programs authorized by the Board of Directors of the Company in open market and private block transactions. The Company has used cash provided by operating activities and borrowings on the Company’s revolving credit facilities to fund the purchases.

Contractual Obligations and Commitments

At December 30, 2006, the Company’s obligations and commitments to make future payments under contracts, such as debt and lease agreements, were as follows (in thousands):

	Payments Due By Period
		Less Than	1-3	4-5	More Than
Contractual Obligation	Total	1 Year	Years	Years	5 Years

Long-term debt	$60,000		$60,000
Capital lease obligations	76,915	$21,857	36,761	$18,297
Operating leases	28,155	7,241	10,373	4,605	$5,936

	$165,070	$29,098	$107,134	$22,902	$5,936

Long-term debt represents borrowings under the Fourth Amended and Restated Credit Agreement and does not include interest. Capital lease obligations above include $7,594,000 of imputed interest. Operating leases primarily include $15,553,000 related to the Company’s main office facility located in Jacksonville, Florida and $9,518,000 related to a long-term operating lease for trailing equipment.

Off-Balance Sheet Arrangements

As of December 30, 2006, the Company had no off-balance sheet arrangements, other than operating leases as disclosed in the table of Contractual Obligations and Commitments above, that have or are reasonably likely to have a current or future material effect on the Company’s financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

Legal Matters

On November 1, 2002, the Owner-Operator Independent Drivers Association, Inc. (“OOIDA”) and certain BCO Independent Contractors (as defined below) (collectively with OOIDA, the “Plaintiffs”) filed a putative class action complaint on behalf of independent contractors who provide truck capacity to the Company and its subsidiaries under exclusive lease arrangements (“BCO Independent Contractors”) in the United States District Court for the Middle District of Florida (the “Court”) in Jacksonville, Florida, against the Company and certain of its subsidiaries, which was amended on April 7, 2005 (the “Amended Complaint”). The

Amended Complaint alleges that certain aspects of the Company’s motor carrier leases and related practices with its BCO Independent Contractors violate certain federal leasing regulations and seeks injunctive relief, an unspecified amount of damages and attorney’s fees. On August 30, 2005, the Court granted a motion by the Plaintiffs to certify the case as a class action.

On October 6, 2006, the Court issued a summary judgment ruling which found, among other things, that (1) the lease agreements of the Defendants (as defined below) literally complied with the requirements of Section 376.12(d) of the applicable federal leasing regulations in regards to provisions relating to reductions to revenue derived from freight upon which BCO Independent Contractors’ compensation is calculated, (2) charge-back amounts which include fees and profits to the motor carrier are not unlawful under Section 376.12(h) and (3) the Defendants had violated 376.12(h) of the regulations by failing to provide access to documents to determine the validity of certain charges. On January 12, 2007, the Court ruled that the monetary remedy available to the Plaintiffs would be limited to damages sustained as a result of the violation and rejected Plaintiffs’ request for equitable relief in the form of restitution or disgorgement.

On January 16, 2007, the Court ordered the decertification of the class of BCO Independent Contractors for purposes of determining remedies. Immediately thereafter, the trial commenced for purposes of determining what remedies, if any, would be awarded to the remaining named BCO Independent Contractor Plaintiffs against the following subsidiaries of the Company: Landstar Inway, Inc., Landstar Ligon, Inc. and Landstar Ranger, Inc. (the “Defendants”). On January 18, 2007, in response to a motion filed by the Defendants following the presentation by the Plaintiffs of their case in chief, the Court granted judgment as a matter of law in favor of the Defendants and stated that the Plaintiffs had failed to present evidence that any of the Plaintiffs had sustained damages as a result of any violation of the applicable federal leasing regulations. On that date, the Court also ruled that access to documents describing a third party vendor’s charges to determine the validity of charge-back amounts under 376.12(h) was not required under Defendants’ current lease with respect to programs where the lease contains a price to a BCO Independent Contractor that is not calculated on the basis of a third party vendor’s charge to the Defendants. Plaintiffs’ request for injunctive relief remains pending. Upon entry by the Court of a written final Judgment, the Plaintiffs will have the right to appeal the Court’s rulings.

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

Critical Accounting Policies and Estimates

The allowance for doubtful accounts for both trade and other receivables represents management’s estimate of the amount of outstanding receivables that will not be collected. Historically, management’s estimates for uncollectible receivables have been materially correct. Although management believes the amount of the allowance for both trade and other receivables at December 30, 2006 is appropriate, a prolonged period of low or no economic growth may adversely affect the collection of these receivables. Conversely, a more robust economic environment may result in the realization of some portion of the estimated uncollectible receivables.

Landstar provides for the estimated costs of self-insured claims primarily on an actuarial basis. The amount recorded for the estimated liability for claims incurred is based upon the facts and circumstances known on the balance sheet date. The ultimate resolution of these claims may be for an amount greater or less than the amount estimated by management. Historically, the Company has experienced both favorable and unfavorable development of prior year claims estimates. The Company continually revises its existing claim estimates as new or revised information becomes available on the status of each claim. During fiscal years 2006 and 2005, insurance and claims costs included $7,739,000 and $1,525,000, respectively, of favorable adjustments to prior years claims estimates. During fiscal year 2004, insurance and claims costs included

$4,390,000, of unfavorable adjustments to prior years claims estimates. It is reasonably likely that the ultimate outcome of settling all outstanding claims will be more or less than the estimated claims reserve at December 30, 2006.

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

Recently Issued Accounting Standards Not Currently Effective

In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN No. 48”). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in the Company’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return based on whether it is more likely than not that certain return positions will be sustained upon examination by taxing authorities. Implementation of FIN No. 48 is required for fiscal years beginning after December 15, 2006. Management believes that the implementation of FIN No. 48 will not have a material effect on the financial position or results of operations of the Company.

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

Borrowings under the Fourth Amended and Restated Credit Agreement bear interest at rates equal to, at the option of Landstar, either (i) the greatest of (a) the prime rate as publicly announced from time to time by JPMorgan Chase Bank, (b) the three month CD rate adjusted for statutory reserves and FDIC assessment costs plus 1% and (c) the federal funds effective rate plus 1/2%, or, (ii) the rate at the time offered to JPMorgan Chase Bank in the Eurodollar market for amounts and periods comparable to the relevant loan plus a margin that is determined based on the level of the Company’s Leverage Ratio, as defined in the Fourth Amended and Restated Credit Agreement. The margin is subject to an increase of 0.125% if the aggregate amount outstanding under the Fourth Amended and Restated Credit Agreement exceeds 50% of the borrowing capacity. As of December 30, 2006, the weighted average interest rate on borrowings outstanding was 5.975%. During fiscal 2006, the average outstanding balance under the Fourth Amended and Restated Credit Agreement was approximately $83,280,000. Based on the borrowing rates in the Fourth Amended and Restated Credit Agreement and the repayment terms, the fair value of the outstanding borrowings as of December 30, 2006 was estimated to approximate carrying value. Assuming that debt levels on the Fourth Amended and Restated Credit Agreement remain at $60,000,000, the balance at December 30, 2006, a hypothetical increase of 100 basis points in current rates provided for under the Fourth Amended and Restated Credit Agreement is estimated to result in an increase in interest expense of $600,000 on an annualized basis.

Borrowings under the Fourth Amended and Restated Credit Agreement are unsecured, however, Landstar System, Inc., LSHI and all but one subsidiary guarantee the obligations under the Fourth Amended and Restated Credit Agreement.

Long-term investments, all of which are available-for-sale, consist of investment grade bonds having maturities of up to two years. Assuming that the long-term portion of investments in bonds remains at $2,884,000, the balance at December 30, 2006, a hypothetical increase or decrease in interest rates of 100 basis points would not have a material impact on future earnings on an annualized basis. Short-term investments consist of short-term investment grade instruments and the current maturities of investment grade bonds. Accordingly, any future interest rate risk on these short-term investments would not be material.

Item 8.	Financial Statements and Supplementary Data

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	Dec. 30,	Dec. 31,
	2006	2005

ASSETS
Current Assets
Cash and cash equivalents	$91,491	$29,398
Short-term investments	21,548	20,693
Trade accounts receivable, less allowance of $4,834 and $4,655	318,983	534,274
Other receivables, including advances to independent contractors, less allowance of $4,512 and $4,342	14,198	11,384
Deferred income taxes and other current assets	25,142	21,106

Total current assets	471,362	616,855

Operating property, less accumulated depreciation and amortization of $77,938 and $68,561	110,957	89,131
Goodwill	31,134	31,134
Other assets	33,198	28,694

Total assets	$646,651	$765,814

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Cash overdraft	$25,435	$29,829
Accounts payable	122,313	164,509
Current maturities of long-term debt	18,730	12,122
Insurance claims	25,238	27,887
Accrued compensation	11,993	20,299
Other current liabilities	46,485	44,850

Total current liabilities	250,194	299,496

Long-term debt, excluding current maturities	110,591	154,851
Insurance claims	36,232	37,840
Deferred income taxes	19,360	17,938
Shareholders’ Equity
Common stock, $0.01 par value, authorized 160,000,000 shares, issued 64,993,143 and 64,151,902 shares	650	642
Additional paid-in capital	108,020	84,532
Retained earnings	499,273	392,549
Cost of 9,028,009 and 5,344,883 shares of common stock in treasury	(377,662)	(221,776)
Accumulated other comprehensive loss	(7)	(211)
Note receivable arising from exercise of stock options		(47)

Total shareholders’ equity	230,274	255,689

Total liabilities and shareholders’ equity	$646,651	$765,814

See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share amounts)

	Fiscal Years Ended
	Dec. 30,	Dec. 31,	Dec. 25,
	2006	2005	2004

Revenue	$2,513,756	$2,517,828	$2,019,936
Investment income	4,250	2,695	1,346
Costs and expenses:
Purchased transportation	1,890,755	1,880,431	1,510,963
Commissions to agents	199,775	203,730	161,011
Other operating costs	45,700	36,709	37,130
Insurance and claims	39,522	50,166	60,339
Selling, general and administrative	134,239	140,345	124,357
Depreciation and amortization	16,796	15,920	13,959

Total costs and expenses	2,326,787	2,327,301	1,907,759

Operating income	191,219	193,222	113,523
Interest and debt expense	6,821	4,744	3,025

Income before income taxes	184,398	188,478	110,498
Income taxes	71,313	72,880	42,661

Net income	$113,085	$115,598	$67,837

Earnings per common share	$1.95	$1.95	$1.13

Diluted earnings per share	$1.93	$1.91	$1.10

Average number of shares outstanding:
Earnings per common share	57,854,000	59,199,000	60,154,000

Diluted earnings per share	58,654,000	60,413,000	61,757,000

Dividends paid per common share	$0.11	$0.05

See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Fiscal Years Ended
	Dec. 30,	Dec. 31,	Dec. 25,
	2006	2005	2004

OPERATING ACTIVITIES
Net income	$113,085	$115,598	$67,837
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization of operating property	16,796	15,920	13,959
Non-cash interest charges	174	174	348
Provisions for losses on trade and other accounts receivable	5,349	5,939	6,250
(Gains) losses on sales and disposals of operating property	(475)	(340)	215
Deferred income taxes, net	3,297	(2,019)	4,292
Stock-based compensation	7,173	6,453	6,298
Changes in operating assets and liabilities:
Decrease (increase) in trade and other accounts receivable	207,128	(198,894)	(126,718)
Decrease (increase) in other assets	(7,761)	686	677
Increase (decrease) in accounts payable	(42,196)	44,312	48,484
Increase (decrease) in other liabilities	(6,145)	10,979	9,786
Increase (decrease) in insurance claims	(4,257)	685	11,467

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	292,168	(507)	42,895

INVESTING ACTIVITIES
Net change in other short-term investments	(4,462)	(1,747)	8,461
Sales and maturities of investments	42,334	4,977	4,006
Purchases of investments	(41,239)	(6,450)	(12,606)
Purchases of operating property	(4,173)	(3,857)	(6,377)
Proceeds from sales of operating property	2,620	4,492	971

NET CASH USED BY INVESTING ACTIVITIES	(4,920)	(2,585)	(5,545)

FINANCING ACTIVITIES
Increase (decrease) in cash overdraft	(4,394)	6,282	3,024
Proceeds from repayment of notes receivable arising from exercises of stock options	47	423	115
Dividends paid	(6,361)	(2,922)
Proceeds from exercises of stock options	10,533	9,216	16,036
Excess tax benefit on stock option exercises	5,758	7,036	6,849
Borrowings on revolving credit facility	5,000	57,000	71,000
Purchases of common stock	(156,492)	(95,600)	(27,001)
Principal payments on long-term debt and capital lease obligations	(79,246)	(10,629)	(88,329)

NET CASH USED BY FINANCING ACTIVITIES	(225,155)	(29,194)	(18,306)

Increase (decrease) in cash and cash equivalents	62,093	(32,286)	19,044
Cash and cash equivalents at beginning of period	29,398	61,684	42,640

Cash and cash equivalents at end of period	$91,491	$29,398	$61,684

See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Fiscal Years Ended December 30, 2006,
December 31, 2005 and December 25, 2004
(Dollars in thousands)

								Notes
								Receivable
								Arising
							Accumulated	from
			Add’l				Other	Exercises
	Common Stock		Paid-In	Retained	Treasury Stock at Cost		Comprehensive	of Stock
	Shares	Amount	Capital	Earnings	Shares	Amount	Income (Loss)	Options	Total

Balance December 27, 2003	31,816,860	$318	$33,025	$212,340	1,809,930	$(100,150)	$182	$(585)	$145,130
Net income				67,837					67,837
Purchases of common stock					681,000	(27,001)			(27,001)
Exercises of stock options, including excess tax benefit	996,700	10	22,875						22,885
Director compensation paid in common stock	9,000		402						402
Stock-based compensation expense			5,896						5,896
Repayment of notes receivable arising from exercises of stock options								115	115
Unrealized loss on available-for-sale investments, net of income taxes							(135)		(135)
Stock split effected in the form of a 100% stock dividend	30,331,630	304		(304)

Balance December 25, 2004	63,154,190	632	62,198	279,873	2,490,930	(127,151)	47	(470)	215,129
Net income				115,598					115,598
Dividends paid ($0.05 per share)				(2,922)					(2,922)
Purchases of common stock					2,873,053	(95,600)			(95,600)
Exercises of stock options, including excess tax benefit	991,712	10	16,242						16,252
Director compensation paid in common stock	6,000		193						193
Stock-based compensation expense			6,260						6,260
Repayment of notes receivable arising from exercises of stock options								423	423
Incentive compensation paid in common stock			(361)		(19,100)	975			614
Unrealized loss on available-for-sale investments, net of income taxes							(258)		(258)

Balance December 31, 2005	64,151,902	642	84,532	392,549	5,344,883	(221,776)	(211)	(47)	255,689
Net income				113,085					113,085
Dividends paid ($0.11 per share)				(6,361)					(6,361)
Purchases of common stock					3,697,726	(156,492)			(156,492)
Exercises of stock options, including excess tax benefit	835,241	8	16,283						16,291
Director compensation paid in common stock	6,000		265						265
Stock-based compensation expense			6,908						6,908
Repayment of note receivable arising from exercise of stock options								47	47
Incentive compensation paid in common stock			32		(14,600)	606			638
Unrealized gain on available-for-sale investments, net of income taxes							204		204

Balance December 30, 2006	64,993,143	$650	$108,020	$499,273	9,028,009	$(377,662)	$(7)	$0	$230,274

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

Revenue Recognition

The Company is the primary obligor with respect to freight delivery and assumes the related credit risk. Accordingly, transportation revenue and the related direct freight expenses of the carrier and global logistics segments are recognized on a gross basis upon completion of freight delivery. Insurance premiums of the insurance segment are recognized over the period earned, which is usually on a monthly basis. Fuel surcharges billed to customers for freight hauled by independent contractors who provide truck capacity to the Company under exclusive lease arrangements (the “Business Capacity Owner Independent Contractors” or “BCO Independent Contractors”) are excluded from revenue and paid in entirety to the BCO Independent Contractors.

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

Investments

Investments, all of which are available-for-sale, consist of investment-grade bonds having maturities of up to two years. Investments are carried at fair value, with unrealized gains and losses, net of related income taxes, reported as accumulated other comprehensive income. Short-term investments include $16,630,000 in current maturities of investment grade bonds and $4,918,000 of cash equivalents held by the Company’s insurance segment at December 30, 2006. These short-term investments together with $2,884,000 of the non-current portion of investment grade bonds and $20,222,000 of cash equivalents included in other assets at

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 30, 2006, provide collateral for the $42,703,000 of letters of credit issued to guarantee payment of insurance claims. Based upon quoted market prices, the unrealized loss on these bonds was $11,000 and $336,000 at December 30, 2006 and December 31, 2005, respectively.

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

The following table provides a reconciliation of the average number of common shares outstanding used to calculate earnings per share to the average number of common shares and common share equivalents outstanding used in calculating diluted earnings per share (in thousands):

	Fiscal Year
	2006	2005	2004

Average number of common shares outstanding	57,854	59,199	60,154
Incremental shares under stock option plans	800	1,214	1,603

Average number of common shares and common share equivalents outstanding	58,654	60,413	61,757

For the fiscal years ended December 30, 2006, December 31, 2005 and December 25, 2004, there were 5,000, 470,000 and 130,000, respectively, options outstanding to purchase shares of common stock excluded from the calculation of diluted earnings per share because they were antidilutive.

Share-Based Payments

On January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123R (“FAS 123R”), Share-Based Payment. The Company adopted FAS 123R using the modified retrospective method. Under the modified retrospective method, compensation cost is recognized in the financial statements for all share-based payments granted after January 1, 2006 based on the requirements of FAS 123R and based on the requirements of FAS 123 for all unvested awards granted prior to January 1,

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2006. The Company recognizes compensation cost for stock option awards on a straight line basis over the requisite service period for the entire award. Amounts for periods prior to 2006 have been adjusted to reflect the adoption of FAS 123R.

(2)  Comprehensive Income

The following table includes the components of comprehensive income for the fiscal years ended December 30, 2006, December 31, 2005 and December 25, 2004 (in thousands):

	Fiscal Year
	2006	2005	2004

Net income	$113,085	$115,598	$67,837
Unrealized holding gains (losses) on available-for-sale investments, net of income taxes	204	(258)	(135)

Comprehensive income	$113,289	$115,340	$67,702

The unrealized holding gain on available-for-sale investments for 2006 represents the mark-to-market adjustment of $316,000 net of related income taxes of $112,000. The unrealized holding loss on available-for-sale investments for 2005 represents the mark-to- market adjustment of $400,000 net of related income tax benefits of $142,000. The unrealized holding loss on available-for-sale investments for 2004 represents the mark-to-market adjustment of $218,000 net of related income tax benefits of $83,000.

(3)  Income Taxes

The provisions for income taxes consisted of the following (in thousands):

	Fiscal Year
	2006	2005	2004

Current:
Federal	$60,599	$65,804	$35,333
State	7,417	9,095	3,036

	68,016	74,899	38,369
Deferred:
Federal	2,650	(2,104)	3,683
State	647	85	609

	3,297	(2,019)	4,292

Income taxes	$71,313	$72,880	$42,661

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Temporary differences and carryforwards which gave rise to deferred tax assets and liabilities consisted of the following (in thousands):

	Dec. 30,	Dec. 31,
	2006	2005

Deferred tax assets:
Receivable valuations	$3,847	$3,702
Share-based payments	3,989	3,054
Self-insured claims	4,081	4,365
State net operating loss carryforwards	130	633
Other	4,432	5,165

	$16,479	$16,919

Deferred tax liabilities:
Operating property	$18,718	$16,384
Goodwill	4,982	4,459

	$23,700	$20,843

Net deferred tax liability	$7,221	$3,924

The following table summarizes the differences between income taxes calculated at the federal income tax rate of 35% on income before income taxes and the provisions for income taxes (in thousands):

	Fiscal Year
	2006	2005	2004

Income taxes at federal income tax rate	$64,539	$65,967	$38,674
State income taxes, net of federal income tax benefit	5,234	5,967	2,369
Meals and entertainment exclusion	720	229	789
Share-based payments	443	457	362
Other, net	377	260	467

Income taxes	$71,313	$72,880	$42,661

Landstar paid income taxes of $67,062,000 in 2006, $65,367,000 in 2005 and $30,644,000 in 2004.

(4)  Operating Property

Operating property is summarized as follows (in thousands):

	Dec. 30,	Dec. 31,
	2006	2005

Land	$1,921	$1,921
Leasehold improvements	8,955	8,926
Buildings and improvements	7,741	8,117
Trailing equipment	140,426	110,226
Other equipment	29,852	28,502

	188,895	157,692
Less accumulated depreciation and amortization	77,938	68,561

	$110,957	$89,131

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Included above is $99,107,000 in 2006 and $62,708,000 in 2005 of operating property under capital leases, $80,707,000 and $52,841,000, respectively, net of accumulated amortization. Landstar acquired operating property by entering into capital leases in the amount of $36,594,000 in 2006, $28,512,000 in 2005 and $17,963,000 in 2004.

(5)  Retirement Plan

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

The expense for the Company-sponsored defined contribution plan was $1,367,000 in 2006, $1,312,000 in 2005 and $1,201,000 in 2004.

(6)  Debt

Long-term debt is summarized as follows (in thousands):

	Dec. 30,	Dec. 31,
	2006	2005

Capital leases	$69,321	$46,973
Revolving credit facility	60,000	120,000

	129,321	166,973
Less current maturities	18,730	12,122

Total long-term debt	$110,591	$154,851

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

Borrowings under the Fourth Amended and Restated Credit Agreement bear interest at rates equal to, at the option of Landstar, either (i) the greatest of (a) the prime rate as publicly announced from time to time by JPMorgan Chase Bank, (b) the three month CD rate adjusted for statutory reserves and FDIC assessment costs plus 1% and (c) the federal funds effective rate plus 1/2%, or, (ii) the rate at the time offered to JPMorgan Chase Bank in the Eurodollar market for amounts and periods comparable to the relevant loan plus a margin that is determined based on the level of the Company’s Leverage Ratio, as defined in the Fourth Amended and Restated Credit Agreement. The margin is subject to an increase of 0.125% if the aggregate amount outstanding under the Fourth Amended and Restated Credit Agreement exceeds 50% of the total borrowing capacity. As of December 30, 2006, the margin was equal to 75.0/100 of 1%.

The unused portion of the Fourth Amended and Restated Credit Agreement carries a commitment fee determined based on the level of the Company’s Leverage Ratio, as therein defined. As of December 30, 2006, the commitment fee for the unused portion of the Fourth Amended and Restated Credit Agreement was 0.20%. At December 30, 2006, the weighted average interest rate on borrowings outstanding under the Fourth Amended and Restated Credit Agreement was 5.975%. Based on the borrowing rates in the Fourth Amended and Restated Credit Agreement and the repayment terms, the fair value of the outstanding borrowings under the Fourth Amended and Restated Credit Agreement was estimated to approximate carrying value.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Fourth Amended and Restated Credit Agreement contains a number of covenants that limit, among other things, the incurrence of additional indebtedness, the incurrence of operating or capital lease obligations and the purchase of operating property. The Fourth Amended and Restated Credit Agreement also requires Landstar to meet certain financial tests. Landstar is required to, among other things, maintain minimum levels of consolidated Net Worth and Fixed Charge Coverage and limit its borrowings to a specified ratio of indebtedness to earnings before interest, taxes, depreciation and amortization (the “Leverage Ratio”), as each is defined in the Fourth Amended and Restated Credit Agreement. Under the most restrictive covenant, the Fixed Charge Coverage, fixed charges were $83,706,000 lower than the maximum amount allowed at December 30, 2006.

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

Landstar paid interest of $8,135,000 in 2006, $5,040,000 in 2005 and $3,247,000 in 2004.

(7)  Leases

The future minimum lease payments under all noncancelable leases at December 30, 2006, principally for trailing equipment and the Company’s headquarters facility in Jacksonville, Florida, are shown in the following table (in thousands):

	Capital	Operating
	Leases	Leases

2007	$21,857	$7,241
2008	18,847	6,810
2009	17,914	3,563
2010	12,255	2,388
2011	6,042	2,217
Thereafter		5,936

	76,915	$28,155

Less amount representing interest (3.6% to 5.9%)	7,594

Present value of minimum lease payments	$69,321

Total rent expense, net of sublease income, was $25,156,000 in 2006, $17,969,000 in 2005 and $17,106,000 in 2004.

(8)  Stock Compensation Plans

Retrospective Application

The Consolidated Statement of Changes in Shareholders’ Equity as of December 25, 2004 and December 27, 2003, reflects the adoption of FAS 123R as follows: (1) retained earnings has been reduced by

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$16,063,000 and $12,028,000, respectively, representing the cumulative share-based compensation expense, net of related income tax benefits, for stock options granted from 1995 through 2004 or 2003, depending on the year-end date, and (2) additional paid-in capital has been increased by $18,353,000 and $14,643,000, respectively, representing the cumulative share-based compensation expense and reduced by income tax benefits realized excluding tax benefits in excess of recognized compensation costs (“excess tax benefits”) for stock options granted from 1995 through 2004 or 2003, depending on the year-end date.

The Consolidated Balance Sheet as of December 31, 2005, reflects the adoption of FAS 123R as follows: (1) retained earnings has been reduced by $20,421,000, representing cumulative share-based compensation expense, net of related income tax benefits, for stock options granted from 1995 through 2005, (2) additional paid-in-capital has been increased by $23,475,000, representing cumulative share-based compensation expense and reduced by income tax benefits realized excluding tax benefits in excess of recognized compensation costs (“excess tax benefits”), for stock options granted from 1995 through 2005, and (3) deferred tax assets have been increased by $3,054,000 representing the estimated future tax benefits attributable to share-based compensation expense expected to be realized.

As a result of the FAS 123R retroactive application, for the fiscal years ended December 31, 2005 and December 25, 2004, net income was reduced by $4,358,000 and $4,035,000, respectively, and earnings per common share was reduced by $0.07 in both fiscal years ended December 31, 2005 and December 25, 2004 and diluted earnings per share was reduced by $0.07 in both fiscal years ended December 31, 2005 and December 25, 2004.

Prior to the adoption of FAS 123R, under APB 25, the Company was required to record tax benefits realized from share-based payment arrangements as an operating cash flow. However, FAS 123R requires that excess tax benefits be recorded as a financing cash inflow and corresponding operating cash outflow. The change in presentation of tax benefits from share-based payment arrangements results in a decrease in cash from operating activities and an increase in cash from financing activities of the same amount and does not impact the Company’s overall cash position. The cash flow presentation for the fiscal years ended December 31, 2005 and December 25, 2004, have been adjusted to conform to the current year presentation. In the accompanying Consolidated Statements of Cash Flows for the fiscal years ended December 30, 2006, December 31, 2005 and December 25, 2004, the Company realized tax benefits of $5,758,000, $7,036,000 and $6,849,000, respectively, in excess of recognized compensation cost and reported those amounts as a cash outflow from operating activities and a cash inflow from financing activities.

Share-based payment arrangements

As of December 30, 2006, the Company had two employee stock option plans and one stock option plan for members of its Board of Directors (the “Plans”).

The Plans have been approved by the Company’s shareholders and are further described below. Amounts recognized in the financial statements with respect to these Plans are as follows (in thousands):

	Fiscal Years
	Dec. 30,	Dec. 31,	Dec. 25,
	2006	2005	2004

Total cost of share-based payment plans during the period	$6,908	$6,260	$5,896
Amount of related income tax benefit recognized during the period	2,169	1,902	1,861

Net cost of share based payment plans during the period	$4,739	$4,358	$4,035

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Options granted under the Plans become exercisable in either three or five equal annual installments commencing on the first anniversary of the date of grant or vest 100% four and one-half years from the date of grant or 100% on the third or fifth anniversary from the date of grant, subject to acceleration in certain circumstances. All options granted under the Plans expire on the tenth anniversary of the date of grant. Under the Plans, the exercise price of each option equals the fair market value of the Company’s common stock on the date of grant. As of December 30, 2006, there were 6,293,371 shares of the Company’s common stock reserved for issuance upon exercise of options granted and to be granted under the Plans.

The fair value of each option grant on its grant date was calculated using the Black-Scholes option pricing model with the following assumptions for grants made in 2006, 2005 and 2004: risk-free interest rate of 4.75%, 4.5% and 3.5% in 2006, 2005 and 2004, respectively, expected lives of 4.5 years in 2006 and 5 years in 2005 and 2004, a dividend yield of 0.3% in 2006 and no dividend yield in 2005 or 2004. The expected volatility used in calculating the fair market value of stock options granted was 34%, 31% and 40% in 2006, 2005 and 2004, respectively. The Company utilizes historical data, including exercise patterns and employee departure behavior, in estimating the term options will be outstanding. Expected volatility was based on historical volatility and other factors, such as expected changes in volatility arising from planned changes to the Company’s business, if any. The risk-free interest rate was based on the yield of zero coupon U.S. Treasury bonds for terms that approximated the term of the options granted.

The weighted average grant date fair value of stock options granted during 2006, 2005 and 2004 was $15.33, $12.76 and $8.32, respectively.

The total intrinsic value of stock options exercised during 2006, 2005 and 2004 was $26,411,000, $27,162,000 and $31,805,000, respectively. At December 30, 2006, the total intrinsic value of stock options outstanding was $27,808,000. At December 30, 2006, the total intrinsic value of options outstanding and exercisable was $17,067,000.

As of December 30, 2006, there was $12,425,000 of total unrecognized compensation cost related to non-vested stock options granted under the Plans. The compensation cost related to these non-vested options is expected to be recognized over a weighted average period of 1.8 years.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Information regarding the Company’s stock option plans is as follows:

	Options Outstanding		Options Exercisable
		Weighted Average		Weighted Average
		Exercise Price		Exercise Price
	Shares	per Share	Shares	per Share

Options at December 27, 2003	4,559,324	$9.18	1,328,204	$7.11
Granted	660,000	$20.59
Exercised	(1,993,400)	$8.04
Forfeited	(110,160)	$9.85

Options at December 25, 2004	3,115,764	$12.31	664,324	$8.56
Granted	683,000	$35.77
Exercised	(991,712)	$9.29
Forfeited	(12,400)	$22.31

Options at December 31, 2005	2,794,652	$19.07	855,816	$10.37
Granted	650,000	$43.61
Exercised	(835,241)	$12.61
Forfeited	(42,840)	$21.14

Options at December 30, 2006	2,566,571	$27.35	779,739	$16.29

The following tables summarize stock options outstanding and exercisable at December 30, 2006:

	Options Outstanding
		Weighted	Weighted
	Number	Average	Average
	Outstanding	Remaining	Exercise
	Dec. 30,	Contractual	Price
Range of Exercise Prices per Share	2006	Life (Years)	per Share

$ 3.99 - $ 6.00	64,000	1.4	$3.99
$ 6.01 - $ 9.00	305,600	4.2	$7.94
$ 9.01 - $13.50	221,372	5.9	$13.06
$13.51 - $20.00	540,532	6.7	$17.74
$20.01 - $30.00	146,000	7.5	$26.10
$30.01 - $40.00	646,067	8.0	$35.87
$40.01 - $45.76	643,000	9.1	$43.60

	2,566,571	7.2	$27.35

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Options Exercisable
	Number	Weighted Average
	Exercisable	Exercise Price
Range of Exercise Prices per Share	Dec. 30, 2006	per Share

$ 3.99 - $ 6.00	64,000	$3.99
$ 6.01 - $ 9.00	305,600	$7.94
$ 9.01 - $13.50	92,732	$13.00
$13.51 - $20.00	139,734	$16.80
$20.01 - $30.00	—	—
$30.01 - $37.31	177,673	$36.40

	779,739	$16.29

Under the Directors’ Stock Compensation Plan, outside members of the Board of Directors who are elected or re-elected to the Board will receive 6,000 shares of common stock of the Company, subject to certain restrictions including restrictions on transfer. 6,000 shares of the Company’s common stock were issued to a member of the Board of Directors upon such member’s re-election at the 2006 and 2005 annual shareholders’ meetings and 18,000 shares of the Company’s common stock were issued to members of the Board of Directors upon such members’ re-election at the 2004 annual shareholders meeting. During 2006, 2005 and 2004, the Company reported $265,000, $193,000 and $402,000, respectively, in compensation expense representing the fair market value of these share awards. As of December 30, 2006, there were 164,000 shares of the Company’s common stock reserved for issuance upon the grant of common stock under the Directors’ Stock Compensation Plan.

(9)  Shareholders’ Equity

On July 28, 2005, Landstar System, Inc. announced that it had been authorized by its Board of Directors to purchase up to 2,000,000 shares of its common stock from time to time in the open market and in privately negotiated transactions. During 2006, the Company completed the purchase of shares authorized under this program. On August 3, 2006, Landstar System, Inc. announced that it had been authorized by its Board of Directors to purchase up to an additional 2,000,000 shares of its common stock from time to time in the open market and in privately negotiated transactions.

During 2006, Landstar purchased 3,697,726 shares of its common stock at a total cost of $156,492,000 pursuant to its previously announced stock purchase programs. As of December 30, 2006, Landstar may purchase an additional 827,501 shares of its common stock under its authorized stock purchase programs.

The Company has 2,000,000 shares of preferred stock authorized and unissued.

(10)  Segment Information

The Company has three reportable business segments. These are the carrier, global logistics and insurance segments. The carrier segment primarily provides transportation services to the truckload market for a wide range of general commodities over irregular or non-repetitive routes utilizing dry and specialty vans and unsided trailers, including flatbed, drop deck and specialty. It also provides short-to-long haul movement of containers by truck, dedicated power-only truck capacity and truck brokerage. The carrier segment markets its services primarily through independent commission sales agents and utilizes independent contractors who provide truck capacity to the Company under exclusive lease arrangements (the “Business Capacity Owner Independent Contractors” or “BCO Independent Contractors”) and other third party truck capacity providers under non-exclusive contractual arrangements (“Truck Brokerage Carriers”). Transportation and logistics services provided by the global logistics segment include the arrangement of multimodal (ground, air, ocean

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and rail) moves, contract logistics, truck brokerage, emergency and expedited ground, air and ocean freight, buses and warehousing. The global logistics segment markets its services primarily through independent commission sales agents and utilizes capacity provided by BCO Independent Contractors and other third party capacity providers, including Truck Brokerage Carriers, railroads, air and ocean cargo carriers, bus providers and warehouse capacity owners. The nature of the carrier and global logistics segments’ businesses is such that a significant portion of their operating costs varies directly with revenue. The insurance segment provides risk and claims management services to Landstar’s operating subsidiaries. In addition, it reinsures certain risks of the Company’s BCO Independent Contractors and provides certain property and casualty insurance directly to Landstar’s operating subsidiaries.

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

During 2006, 2005 and 2004, revenue derived from various departments of the United States Government represented 9%, 17% and 9%, respectively, of consolidated revenue. Included in consolidated revenue derived from the various departments of the United States Government in 2006, 2005 and 2004 was $100,655,000, $275,929,000 and $63,790,000, respectively, of emergency transportation services related to disaster relief efforts for storms that impacted the United States. These emergency transportation services were provided primarily under a contract between Landstar Express America and the United States Department of Transportation/Federal Aviation Administration and reflected in revenue of the global logistics segment. No other single customer accounted for more than 10% of consolidated revenue in 2006, 2005 or 2004. In addition, during 2006 approximately 10% of the Company’s revenue was attributable to the automotive industry. One agent in the global logistics segment contributed approximately $196,000,000 of the Company’s revenue in 2006. Substantially all of the Company’s revenue is generated in the United States.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables summarize information about the Company’s reportable business segments as of and for the fiscal years ending December 30, 2006, December 31, 2005 and December 25, 2004 (in thousands):

	Carrier	Global Logistics	Insurance	Other	Total

2006
External revenue	$1,796,616	$682,542	$34,598		$2,513,756
Internal revenue	54,837	2,478	28,293		85,608
Investment income			4,250		4,250
Interest and debt expense				$6,821	6,821
Depreciation and amortization	12,814	152		3,830	16,796
Operating income	181,550	31,433	35,673	(57,437)	191,219
Expenditures on long-lived assets	637	174		3,362	4,173
Goodwill	20,496	10,638			31,134
Capital lease additions	36,594				36,594
Total assets	357,575	115,729	106,322	67,025	646,651
2005
External revenue	$1,691,668	$795,136	$31,024		$2,517,828
Internal revenue	95,872	2,222	31,036		129,130
Investment income			2,695		2,695
Interest and debt expense				$4,744	4,744
Depreciation and amortization	11,262	309		4,349	15,920
Operating income	169,882	60,115	19,374	(56,149)	193,222
Expenditures on long-lived assets	798	20		3,039	3,857
Goodwill	20,496	10,638			31,134
Capital lease additions	28,512				28,512
Total assets	360,083	304,727	58,379	42,625	765,814
2004
External revenue	$1,454,862	$534,922	$30,152		$2,019,936
Internal revenue	48,673	4,967	30,538		84,178
Investment income			1,346		1,346
Interest and debt expense				$3,025	3,025
Depreciation and amortization	9,473	270		4,216	13,959
Operating income	126,831	25,392	12,456	(51,156)	113,523
Expenditures on long-lived assets	730	206		5,441	6,377
Goodwill	20,496	10,638			31,134
Capital lease additions	17,963				17,963
Total assets	317,466	136,311	91,183	41,842	586,802

(11)  Commitments and Contingencies

At December 30, 2006, in addition to the $42,703,000 letters of credit secured by investments, Landstar had $27,219,000 of letters of credit outstanding under the Company’s revolving credit facility.

On November 1, 2002, the Owner-Operator Independent Drivers Association, Inc. (“OOIDA”) and certain BCO Independent Contractors (as defined below) (collectively with OOIDA, the “Plaintiffs”) filed a putative

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

class action complaint on behalf of independent contractors who provide truck capacity to the Company and its subsidiaries under exclusive lease arrangements (“BCO Independent Contractors”) in the United States District Court for the Middle District of Florida (the “Court”) in Jacksonville, Florida, against the Company and certain of its subsidiaries, which was amended on April 7, 2005 (the “Amended Complaint”). The Amended Complaint alleges that certain aspects of the Company’s motor carrier leases and related practices with its BCO Independent Contractors violate certain federal leasing regulations and seeks injunctive relief, an unspecified amount of damages and attorney’s fees. On August 30, 2005, the Court granted a motion by the Plaintiffs to certify the case as a class action.

On October 6, 2006, the Court issued a summary judgment ruling which found, among other things, that (1) the lease agreements of the Defendants (as defined below) literally complied with the requirements of Section 376.12(d) of the applicable federal leasing regulations in regards to provisions relating to reductions to revenue derived from freight upon which BCO Independent Contractors’ compensation is calculated, (2) charge-back amounts which include fees and profits to the motor carrier are not unlawful under Section 376.12(h) and (3) the Defendants had violated 376.12(h) of the regulations by failing to provide access to documents to determine the validity of certain charges. On January 12, 2007, the Court ruled that the monetary remedy available to the Plaintiffs would be limited to damages sustained as a result of the violation and rejected Plaintiffs’ request for equitable relief in the form of restitution or disgorgement.

On January 16, 2007, the Court ordered the decertification of the class of BCO Independent Contractors for purposes of determining remedies. Immediately thereafter, the trial commenced for purposes of determining what remedies, if any, would be awarded to the remaining named BCO Independent Contractor Plaintiffs against the following subsidiaries of the Company: Landstar Inway, Inc., Landstar Ligon, Inc. and Landstar Ranger, Inc. (the “Defendants”). On January 18, 2007, in response to a motion filed by the Defendants following the presentation by the Plaintiffs of their case in chief, the Court granted judgment as a matter of law in favor of the Defendants and stated that the Plaintiffs had failed to present evidence that any of the Plaintiffs had sustained damages as a result of any violation of the applicable federal leasing regulations. On that date, the Court also ruled that access to documents describing a third party vendor’s charges to determine the validity of charge-back amounts under 376.12(h) was not required under Defendants’ current lease with respect to programs where the lease contains a price to a BCO Independent Contractor that is not calculated on the basis of a third party vendor’s charge to the Defendants. Plaintiffs’ request for injunctive relief remains pending. Upon entry by the Court of a written final Judgment, the Plaintiffs will have the right to appeal the Court’s rulings.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Landstar System, Inc.:

We have audited the accompanying consolidated balance sheets of Landstar System, Inc. and subsidiary as of December 30, 2006 and December 31, 2005, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for the fiscal years ended December 30, 2006, December 31, 2005 and December 25, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Landstar System, Inc. and subsidiary as of December 30, 2006 and December 31, 2005, and the results of their operations and their cash flows for the fiscal years ended December 30, 2006, December 31, 2005 and December 25, 2004, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123R, Share-Based Payment, effective January 1, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Landstar System, Inc.’s internal control over financial reporting as of December 30, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 26, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/  KPMG LLP

February 26, 2007
Jacksonville, Florida
Certified Public Accountants

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

QUARTERLY FINANCIAL DATA
(Dollars in thousands, except per share amounts)
(Unaudited)

	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter
	2006	2006	2006	2006

Revenue	$611,279	$649,197	$643,238	$610,042

Operating income	$48,652	$51,701	$49,255	$41,611

Income before income taxes	$46,781	$49,893	$47,963	$39,761
Income taxes	18,091	19,313	18,498	15,411

Net income	$28,690	$30,580	$29,465	$24,350

Earnings per common share(1)	$0.51	$0.53	$0.50	$0.41

Diluted earnings per share(1)	$0.50	$0.53	$0.50	$0.41

Dividends paid per common share	$0.030	$0.030	$0.025	$0.025

	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter
	2005	2005	2005	2005

Revenue	$800,442	$676,070	$539,104	$502,212

Operating income(2)	$69,553	$57,547	$37,675	$28,447

Income before income taxes(2)	$68,003	$56,342	$36,623	$27,510
Income taxes(2)	26,216	21,773	14,199	10,692

Net income(2)	$41,787	$34,569	$22,424	$16,818

Earnings per common share(1)(2)	$0.71	$0.59	$0.38	$0.28

Diluted earnings per share(1)(2)	$0.70	$0.58	$0.37	$0.27

Dividends paid per common share	$0.025	$0.025

(1)	Due to the changes in the number of average common shares and common stock equivalents outstanding during the year, the sum of earnings per share amounts for each quarter do not necessarily add to the earnings per share amounts for the full year.

(2)	On January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123R, Share-Based Payment (“FAS 123R”), under the modified retrospective method. Financial information for 2005 has been adjusted to reflect the retrospective implementation of FAS 123R.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Landstar System, Inc.:

Under date of February 26, 2007, we reported on the consolidated balance sheets of Landstar System, Inc. and subsidiary as of December 30, 2006 and December 31, 2005, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for the fiscal years ended December 30, 2006, December 31, 2005 and December 25, 2004, as contained in the 2006 annual report to shareholders. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedules as listed in Item 15(a)(2). These financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123R, Share-Based Payment, effective January 1, 2006.

/s/  KPMG LLP

February 26, 2007
Jacksonville, Florida
Certified Public Accountants

LANDSTAR SYSTEM, INC.

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT
PARENT COMPANY ONLY BALANCE SHEET INFORMATION
(Dollars in thousands, except per share amounts)

	Dec. 30,	Dec. 31,
	2006	2005

ASSETS
Investment in Landstar System Holdings, Inc., net of advances	$230,274	$255,689

Total assets	$230,274	$255,689

LIABILITIES AND SHAREHOLDERS’ EQUITY
Shareholders’ equity:
Common stock, $.01 par value, authorized 160,000,000 shares, issued 64,993,143 and 64,151,902	$650	$642
Additional paid-in capital	108,020	84,532
Retained earnings	499,273	392,549
Cost of 9,028,009 and 5,344,883 shares of common stock in treasury	(377,662)	(221,776)
Accumulated other comprehensive loss	(7)	(211)
Note receivable arising from exercise of stock options		(47)

Total shareholders’ equity	230,274	255,689

Total liabilities and shareholders’ equity	$230,274	$255,689

LANDSTAR SYSTEM, INC.

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT
PARENT COMPANY ONLY STATEMENT OF INCOME INFORMATION
(Dollars in thousands, except per share amounts)

	Fiscal Years Ended
	Dec. 30,	Dec. 31,	Dec. 25,
	2006	2005	2004

Equity in undistributed earnings of Landstar System Holdings, Inc	$113,079	$115,020	$67,933
Income taxes	(6)	(578)	96

Net income	$113,085	$115,598	$67,837

Earnings per common share	$1.95	$1.95	$1.13

Diluted earnings per share	$1.93	$1.91	$1.10

Dividends paid per common share	$0.11	$0.05

Average number of shares outstanding:
Earnings per common share	57,854,000	59,199,000	60,154,000

Diluted earnings per share	58,654,000	60,413,000	61,757,000

LANDSTAR SYSTEM, INC.

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT
PARENT COMPANY ONLY STATEMENT OF CASH FLOWS INFORMATION
(Dollars in thousands)

	Fiscal Years Ended
	Dec. 30,	Dec. 31,	Dec. 25,
	2006	2005	2004

Operating Activities
Net income	$113,085	$115,598	$67,837
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of Landstar System Holdings, Inc.	(113,079)	(115,020)	(67,933)

Net Cash Provided (Used) By Operating Activities	6	578	(96)

Investing Activities
Additional investments in and advances from Landstar System Holdings, Inc., net	146,509	81,269	4,097

Net Cash Provided By Investing Activities	146,509	81,269	4,097

Financing Activities
Excess tax benefit on stock option exercises	5,758	7,036	6,849
Proceeds from repayment of notes arising from exercises of stock options	47	423	115
Proceeds from exercises of stock options	10,533	9,216	16,036
Dividends paid	(6,361)	(2,922)
Purchases of common stock	(156,492)	(95,600)	(27,001)

Net Cash Used By Financing Activities	(146,515)	(81,847)	(4,001)

Change in cash	0	0	0
Cash at beginning of period	0	0	0

Cash at end of period	$0	$0	$0

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
For the Fiscal Year Ended December 30, 2006

COL A	COL B	COL C		COL D	COL E
		Additions
			Charged to
	Balance at	Charged to	Other	Deductions	Balance at
	Beginning of	Costs and	Accounts	Describe	End of
	Period	Expenses	Describe	(A)	Period
	(Dollars in thousands)

Description
Allowance for doubtful accounts:
Deducted from trade receivables	$4,655	$3,235		$(3,056)	$4,834
Deducted from other receivables	4,342	2,099		(1,929)	4,512
Deducted from other non-current receivables	282	15			297

	$9,279	$5,349		$(4,985)	$9,643

(A)	Write-offs, net of recoveries.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
For the Fiscal Year Ended December 31, 2005

COL A	COL B	COL C		COL D	COL E
		Additions
			Charged to
	Balance at	Charged to	Other	Deductions	Balance at
	Beginning of	Costs and	Accounts	Describe	End of
	Period	Expenses	Describe	(A)	Period
	(Dollars in thousands)

Description
Allowance for doubtful accounts:
Deducted from trade receivables	$4,021	$3,399		$(2,765)	$4,655
Deducted from other receivables	4,245	2,521		(2,424)	4,342
Deducted from other non-current receivables	263	19			282

	$8,529	$5,939		$(5,189)	$9,279

(A)	Write-offs, net of recoveries.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
For the Fiscal Year Ended December 25, 2004

COL A	COL B	COL C		COL D	COL E
		Additions
			Charged to
	Balance at	Charged to	Other	Deductions	Balance at
	Beginning of	Costs and	Accounts	Describe	End of
	Period	Expenses	Describe	(A)	Period
	(Dollars in thousands)

Description
Allowance for doubtful accounts:
Deducted from trade receivables	$3,410	$2,883		$(2,272)	$4,021
Deducted from other receivables	4,077	3,348		(3,180)	4,245
Deducted from other non-current receivables	244	19			263

	$7,731	$6,250		$(5,452)	$8,529

(A)	Write-offs, net of recoveries.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedure

As of the end of the period covered by this Annual Report on Form 10-K, an evaluation was carried out, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and each of the Co-Chief Financial Officers (formerly, the Executive Vice President and Chief Financial Officer and the Vice President and Corporate Controller) (“Co-CFOs”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended). Based on that evaluation, the CEO and Co-CFOs have concluded that the Company’s disclosure controls and procedures were effective as of December 30, 2006 to provide reasonable assurance that information required to be disclosed by the Company in reports that it filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

Management, with the participation of the Company’s principal executive and principal financial officers, assessed the effectiveness of the Company’s internal control over financial reporting as of December 30, 2006. This assessment was performed using the criteria established under the Internal Control-Integrated Framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

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

Based on the assessment performed using the criteria established by COSO, management has concluded that the Company maintained effective internal control over financial reporting as of December 30, 2006.

KPMG LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K for the fiscal year ended December 30, 2006, has issued an audit report on management’s assessment of the Company’s internal control over financial reporting. Such report appears immediately below.

(b)	Attestation Report of the Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Landstar System, Inc:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Landstar System, Inc. maintained effective internal control over financial reporting as of December 30, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Landstar System, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Landstar System, Inc. maintained effective internal control over financial reporting as of December 30, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by COSO. Also, in our opinion, Landstar System, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 30, 2006, based on criteria established in Internal Control — Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Landstar System, Inc. and subsidiary as of December 30, 2006 and December 31, 2005, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for the fiscal years ended December 30, 2006, December 31, 2005 and December 25, 2004, and our report dated February 26, 2007 expressed an unqualified opinion on those consolidated financial statements.

/s/  KPMG LLP

February 26, 2007
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

On February 27, 2007, the Company entered into Key Executive Employment Protection Agreements with Larry S. Thomas, Vice President and Chief Information Officer of the Company, and Jim M. Handoush, President of Landstar Global Logistics, and amended the Key Executive Employment Protection Agreement of James B. Gattoni, Vice President and Co-Chief Financial Officer of the Company. A form of the agreements is attached hereto as Exhibit 10.13, and is incorporated herein by reference. The agreements become effective on the date on which a change of control of the Company occurs and coverage is effective for a period of two years thereafter. Benefits payable under the agreements are triggered by a change of control of the Company, or a potential change of control of the Company, followed by an involuntary termination by the Company (not for cause or disability), termination by the executive for good reason or upon a resignation by the executive during a sixty-day window beginning on the six-month anniversary of the change of control. In the event of such a qualifying termination during the two year effective period, Mr. Gattoni will receive, in addition to his accrued and vested but unpaid salary and benefits, a lump sum severance payment equal to two times the sum of his annual base salary and the amount that would have been payable to him as a bonus for the year in which the change of control occurs, determined by multiplying his annual base salary by his total “participant’s percentage participation” established for such year under the Company’s Incentive Compensation Plan (or any successor plan thereto). If Messrs. Thomas or Handoush experience such a qualifying termination during the two year effective period, he will receive, in addition to his accrued and vested but unpaid salary and benefits, a lump sum severance payment equal to one times the sum of his annual base salary and the amount that would have been payable to the executive as a bonus for the year in which the change of control occurs, determined by multiplying the executive’s annual base salary by his total “participant’s percentage participation” established for such year under the Company’s Incentive Compensation Plan (or any successor plan thereto). Under the agreements, if the executive officer incurs a qualifying termination he will also receive continued welfare and fringe benefit plan coverage for up to one year following the date of the qualifying termination or if earlier, until the date the executive becomes eligible for comparable benefits under a similar plan, policy or program of a subsequent employer. In addition, to the extent that any payments are subject to the excise tax imposed on so-called “excess parachute payments,” a tax gross-up payment will be made to the executive officer.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

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

The information required by this Item is set forth under the captions “Compensation of Directors”, “Compensation of Executive Officers,” “Compensation Discussion and Analysis,” “Summary Compensation Table,” “Grants of Plan-Based Awards,” “Option Exercises and Stock Vested,” “Outstanding Equity Awards at Fiscal Year End,”, “Nonqualified Deferred Compensation,” “Report of the Compensation Committee on Executive Compensation,” and “Key Executive Employment Protection Agreements” in the Company’s definitive Proxy Statement for its annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, and is incorporated herein by reference.

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

Item 13.	Certain Relationships and Related Transactions, and Director Independence

None.

Item 14.	Principal Accounting Fees and Services

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

(a)(1) Financial Statements and Supplementary Data

(2) Financial Statement Schedules

The report of the Company’s independent registered public accounting firm with respect to the financial statement schedules listed below appears on page 52 of this Annual Report on Form 10-K.

All other financial statement schedules not listed above have been omitted because the required information is included in the consolidated financial statements or the notes thereto, or is not applicable or required.

(3) Exhibits

Exhibit
No.		Description

(2)		Plan of acquisition, reorganization, arrangement, liquidation or succession
2.1		Asset Purchase Agreement by and between Landstar Poole, Inc. as the seller, and Landstar System, Inc., as the guarantor, and Schneider National, Inc., as the purchaser, dated as of July 15, 1998. (Incorporated by reference to Exhibit 2.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 27, 1998 (Commission File No. 0-21238))
(3)		Articles of Incorporation and By-Laws:
3.1		Restated Certificate of Incorporation of the Company dated March 6, 2006, including Certificate of Designation of Junior Participating Preferred Stock dated February 10, 1993. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (Commission File No. 0-21238))
3.2		The Company’s Bylaws, as amended and restated on February 9, 1993. (Incorporated by reference to Exhibit 3 to the Registrant’s Registration Statement on Form S-1 (Registration No. 33-57174))
(4)		Instruments defining the rights of security holders, including indentures:
4.1		Specimen of Common Stock Certificate. (Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 33-57174))
4.2		Fourth Amended and Restated Credit Agreement, dated July 8, 2004, among LSHI, Landstar, the lenders named therein and JPMorgan Chase Bank as administrative agent (including exhibits and schedules thereto). (Incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K filed on July 12, 2004 (Commission File No. 0-21238))
(10)		Material contracts:
10	.1+	Landstar System, Inc. Executive Incentive Compensation Plan (Incorporated by reference to Exhibit B to the Registrant’s Definitive Proxy Statement filed on March 22, 2002 (Commission File No. 0-21238))
10	.2+	LSHI Management Incentive Compensation Plan. (Incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 25, 1993. (Commission File No. 0-21238))
10	.3+	Landstar System, Inc. 1993 Stock Option Plan. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1. (Registration No. 33-67666))

Exhibit
No.		Description

10	.4+	Amendment to the Landstar System, Inc. 1993 Stock Option Plan (Incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 27, 1997 (Commission File No. 0-21238))
10	.5+	Landstar System, Inc. 2002 Employee Stock Option Plan (Incorporated by reference to Exhibit A to the Registrant’s Definitive Proxy Statement filed on March 22, 2002 (Commission File No. 0-21238))
10	.6+	Landstar System, Inc. 1994 Director’s Stock Option Plan. (Incorporated by reference to Exhibit 99 to the Registrant’s Registration Statement on Form S-8 filed July 5, 1995. (Registration No. 33-94304))
10	.7+	First Amendment to the Landstar System, Inc. 1994 Directors Stock Option Plan (Incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 30, 2000 (Commission File No. 0-21238))
10	.8+	Second Amendment to the Landstar System, Inc. 1994 Directors Stock Option Plan (Incorporated by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 30, 2000 (Commission File No. 0-21238))
10	.9+	Directors Stock Compensation Plan, dated May 15, 2003 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2003 (Commission File No. 0-21238))
10	.10+	Form of Indemnification Agreement between the Company and each of the directors and certain executive officers of the Company. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 27, 2003 (Commission No. 0-21238))
10	.11+	Form of Key Executive Employment Protection Agreement dated January 30, 1998 between Landstar System, Inc. and Robert C. LaRose (Incorporated by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 27, 1997 (Commission File No. 0-21238))
10	.12+	Amendment to Key Executive Employment Protection Agreement, dated August 7, 2002, between Landstar System, Inc. and Robert C. LaRose (Incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 28, 2002 (Commission File No. 0-21238))
10	.13*+	Form of Key Executive Employment Protection Agreement between Landstar System, Inc. and each of Joseph J. Beacom, James B. Gattoni, Henry H. Gerkens, Jim M. Handoush, Michael K. Kneller, Jeffrey L. Pundt, Ronald G. Stanley and Larry S. Thomas
10	.14+	Letter Agreement, dated July 2, 2002 from Jeffrey C. Crowe to Henry H. Gerkens. (Incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 28, 2002 (Commission File No. 0-21238))
10	.15+	Letter agreement, dated April 27, 2004, between Landstar System, Inc. and Henry H. Gerkens (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 28, 2004 (Commission File No. 0-21238))
10	.16+	Letter Agreement, dated April 27, 2004, between Landstar System, Inc. and Jeffrey C. Crowe (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on April 28, 2004 (Commission No. 0-21238))
10	.17+	Letter Agreement, dated January 2, 2007, between Landstar System, Inc. and Robert C. LaRose (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed January 3, 2007 (Commission No. 0-21238))
10	.18+	Solicitation, Offer and Award Agreement, dated October 1, 2002, as amended January 31, 2003, January 1, 2004, January 10, 2005 and September 12, 2005, between the United States Department of Transportation/Federal Aviation Administration and Landstar Express America, Inc. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 24, 2005.) (Commission File No. 0-21238)

Exhibit
No.		Description

10	.19*	Amendment to Solicitation, Offer and Award Agreement (as previously amended), dated December 20, 2006, between the United States Department of Transportation/Federal Aviation Administration and Landstar Express America, Inc.
(21)		Subsidiaries of the Registrant:
21	.1*	List of Subsidiary Corporations of the Registrant
(23)		Consents of experts and counsel:
23	.1*	Consent of KPMG LLP as Independent Registered Public Accounting Firm of the Registrant
(24)		Power of attorney:
24	.1*	Powers of Attorney
(31)		Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002:
31	.1*	Chief Executive Officer certification, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31	.2*	Co-Chief Financial Officer certification, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31	.3*	Co-Chief Financial Officer certification, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(32)		Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002:
32	.1**	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32	.2**	Co-Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32	.3**	Co-Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	management contract or compensatory plan or arrangement

*	Filed herewith.

**	Furnished herewith.

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

LANDSTAR SYSTEM, INC.

By:	/s/ Henry H. Gerkens
Henry H. Gerkens
President and
Chief Executive Officer

By:	/s/ Robert C. LaRose
Robert C. LaRose
Executive Vice President and Co-Chief
Financial Officer

By:	/s/ James B. Gattoni
James B. Gattoni
Vice President and Co-Chief
Financial Officer

Date: February 26, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

* Jeffrey C. Crowe	Chairman of the Board	February 26, 2007

/s/ Henry H. Gerkens Henry H. Gerkens	Director, President and Chief Executive Officer; Principal Executive Officer	February 26, 2007

/s/ Robert C. LaRose Robert C. LaRose	Executive Vice President and Co-Chief Financial Officer	February 26, 2007

/s/ James B. Gattoni James B. Gattoni	Vice President and Co-Chief Financial Officer; Principal Accounting Officer	February 26, 2007

* David G. Bannister	Director	February 26, 2007

Signature	Title	Date

* Ronald W. Drucker	Director	February 26, 2007

* Merritt J. Mott	Director	February 26, 2007

* William S. Elston	Director	February 26, 2007

* Diana M. Murphy	Director	February 26, 2007

By: /s/ Michael K. Kneller Michael K. Kneller Attorney In Fact*