Form 10-Q
period 2007-03-31
LANDSTAR SYSTEM INC
filed 2007-05-04
CIK 853816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
     Yes ☐           No ☑
     The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of the close of business on April 20, 2007 was 55,560,135.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
     The interim consolidated financial statements contained herein reflect all adjustments (all of a normal, recurring nature) which, in the opinion of management, are necessary for a fair statement of the financial condition, results of operations, cash flows and changes in shareholders’ equity for the periods presented. They have been prepared in accordance with Rule 10-01 of Regulation S-X and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the thirteen weeks ended March 31, 2007 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 29, 2007.
     These interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s 2006 Annual Report on Form 10-K.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)
(Unaudited)

	March 31,	Dec. 30,
	2007	2006
ASSETS

Current Assets
Cash and cash equivalents	$77,780	$91,491
Short-term investments	20,701	21,548
Trade accounts receivable, less allowance of $4,589 and $4,834	300,255	318,983
Other receivables, including advances to independent contractors, less allowance of $3,987 and $4,512	22,053	14,198
Deferred income taxes and other current assets	17,154	25,142

Total current assets	437,943	471,362

Operating property, less accumulated depreciation and amortization of $78,307 and $77,938	115,501	110,957
Goodwill	31,134	31,134
Other assets	36,006	33,198

Total assets	$620,584	$646,651

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Cash overdraft	$25,160	$25,435
Accounts payable	120,404	122,313
Current maturities of long-term debt	19,578	18,730
Insurance claims	27,386	25,238
Other current liabilities	55,138	58,478

Total current liabilities	247,666	250,194

Long-term debt, excluding current maturities	78,415	110,591
Insurance claims	43,127	36,232
Deferred income taxes	20,424	19,360

Shareholders’ Equity
Common stock, $0.01 par value, authorized 160,000,000 shares, issued 65,127,496 and 64,993,143	651	650
Additional paid-in capital	112,345	108,020
Retained earnings	519,195	499,273
Cost of 9,583,961 and 9,028,009 shares of common stock in treasury	(401,247)	(377,662)
Accumulated other comprehensive income (loss)	8	(7)

Total shareholders’ equity	230,952	230,274

Total liabilities and shareholders’ equity	$620,584	$646,651

See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share amounts)
(Unaudited)

	Thirteen Weeks Ended
	March 31,	April 1,
	2007	2006
Revenue	$576,649	$610,042
Investment income	1,740	379
Costs and expenses:
Purchased transportation	434,058	458,250
Commissions to agents	46,632	47,011
Other operating costs	5,506	12,068
Insurance and claims	17,540	11,552
Selling, general and administrative	33,165	35,836
Depreciation and amortization	4,617	4,093

Total costs and expenses	541,518	568,810

Operating income	36,871	41,611
Interest and debt expense	1,592	1,850

Income before income taxes	35,279	39,761
Income taxes	13,675	15,411

Net income	$21,604	$24,350

Earnings per common share	$0.39	$0.41

Diluted earnings per share	$0.38	$0.41

Average number of shares outstanding:
Earnings per common share	55,926,000	58,901,000

Diluted earnings per share	56,470,000	59,919,000

Dividends paid per common share	$0.030	$0.025

See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Thirteen Weeks Ended
	March 31,	April 1,
	2007	2006
OPERATING ACTIVITIES
Net income	$21,604	$24,350
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of operating property	4,617	4,093
Non-cash interest charges	43	44
Provisions for losses on trade and other accounts receivable	392	1,892
Gains on sales of operating property	(979)	(158)
Deferred income taxes, net	654	276
Stock-based compensation	1,792	1,411
Changes in operating assets and liabilities:
Decrease in trade and other accounts receivable	10,481	84,836
Decrease in other assets	9,689	2,738
Decrease in accounts payable	(1,909)	(18,368)
Decrease in other liabilities	(3,348)	(2,016)
Increase (decrease) in insurance claims	9,043	(1,560)

NET CASH PROVIDED BY OPERATING ACTIVITIES	52,079	97,538

INVESTING ACTIVITIES
Net change in other short-term investments	1	1,448
Sales and maturities of investments	12,232	10,328
Purchases of investments	(15,505)	(11,701)
Purchases of operating property	(2,327)	(668)
Proceeds from sales of operating property	2,165	415

NET CASH USED BY INVESTING ACTIVITIES	(3,434)	(178)

FINANCING ACTIVITIES
Decrease in cash overdraft	(275)	(5,834)
Dividends paid	(1,682)	(1,474)
Proceeds from exercises of stock options	2,026	2,376
Excess tax benefit on stock option exercises	508	1,694
Purchases of common stock	(23,585)	(11,131)
Principal payments on long-term debt and capital lease obligations	(39,348)	(62,988)

NET CASH USED BY FINANCING ACTIVITIES	(62,356)	(77,357)

Increase (decrease) in cash and cash equivalents	(13,711)	20,003
Cash and cash equivalents at beginning of period	91,491	29,398

Cash and cash equivalents at end of period	$77,780	$49,401

See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
Thirteen Weeks Ended March 31, 2007
(Dollars in thousands)
(Unaudited)

					Treasury Stock		Accumulated
	Common Stock		Add'l		at Cost		Other
			Paid-In	Retained			Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	Income (Loss)	Total
Balance December 30, 2006	64,993,143	$650	$108,020	$499,273	9,028,009	$(377,662)	$(7)	$230,274

Net income				21,604				21,604

Dividends paid				(1,682)				(1,682)

Purchases of common stock					555,952	(23,585)		(23,585)

Stock-based compensation			1,792					1,792

Exercises of stock options, including excess tax benefit	134,353	1	2,533					2,534

Unrealized holding gains on available-for-sale investments, net of income taxes							15	15

Balance March 31, 2007	65,127,496	$651	$112,345	$519,195	9,583,961	$(401,247)	$8	$230,952

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
Share-based payment arrangements
     As of March 31, 2007, the Company had two employee stock option plans and one stock option plan for members of its Board of Directors (the “Plans”). Amounts recognized in the financial statements with respect to these Plans are as follows (in thousands):

	Thirteen Weeks Ended
	March 31,	April 1,
	2007	2006
Total cost of share-based payment plans during the period	$1,792	$1,411
Amount of related income tax benefit recognized during the period	523	467

Net cost of share based payment plans during the period	$1,269	$944

     The fair value of each option grant on its grant date was calculated using the Black-Scholes option pricing model with the following weighted average assumptions for grants made in the 2007 and 2006 thirteen week periods:

	2007	2006
Expected volatility	33.0%	34.0%
Expected dividend yield	0.3%	0.3%
Risk-free interest rate	4.75%	4.75%
Expected lives (in years)	4.2	4.5
     The Company utilizes historical data, including exercise patterns and employee departure behavior, in estimating the term options will be outstanding. Expected volatility was based on historical volatility and other factors, such as expected changes in volatility arising from planned changes to the Company’s business, if any. The risk-free interest rate was based on the yield of zero coupon U.S. Treasury bonds for terms that approximated the terms of the options granted. The weighted average grant date fair value of stock options granted during the thirteen week periods ended March 31, 2007 and April 1, 2006 was $14.22 and $15.32, respectively.
Summary details for plan stock options
     Information regarding the Company’s stock options is as follows:

		Weighted Average	Weighted Average
	Number of	Exercise Price	Remaining Contractual	Aggregate Intrinsic
	Options	per Share	Term (years)	Value (000s)
Options outstanding at December 30, 2006	2,566,571	$27.35
Granted	266,500	$42.97
Exercised	(134,353)	$15.09

Options outstanding at March 31, 2007	2,698,718	$29.50	7.3	$44,101

Options exercisable at March 31, 2007	1,220,903	$23.59	6.2	$27,162

     As of March 31, 2007, there were 6,329,018 shares of the Company’s common stock reserved for issuance upon exercise of options granted and to be granted under the Plans.

     The total intrinsic value of stock options exercised during the thirteen week periods ended March 31, 2007 and April 1, 2006 was $4,050,000 and $8,221,000, respectively.
     As of March 31, 2007, there was $14,252,000 of total unrecognized compensation cost related to non-vested stock options granted under the Plans. The compensation cost related to these non-vested options is expected to be recognized over a weighted average period of 2.7 years.
(2)	Income Taxes
     The provisions for income taxes for both the 2007 and 2006 thirteen week periods were based on an estimated full year combined effective income tax rate of approximately 38.8%, which was higher than the statutory federal income tax rate primarily as a result of state income taxes, the meals and entertainment exclusion and non-deductible stock-based compensation.
     In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.
     As of December 31, 2006, the date of adoption of FIN 48, the Company had $11.5 million of unrecognized tax benefits representing the provision for the uncertainty of certain tax positions plus a component of interest and penalties. The implementation of FIN 48 did not have a significant impact on the provision for unrecognized tax benefits as of December 31, 2006. Estimated interest and penalties on the provision for the uncertainty of certain tax positions is included in income tax expense. Upon adoption there was $5,116,000 accrued for the estimated interest and penalties related to the uncertainty of certain tax positions. The Company does not currently anticipate any significant increase or decrease to the unrecognized tax benefit during the remainder of 2007.
     The Company is subject to U.S. federal income tax as well as income tax in the majority of state jurisdictions. The Company has concluded all U.S. federal income tax matters through 2002. Substantially all material income tax matters in major state and local income tax jurisdictions have been concluded for all years prior to 2002.
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
     The following table provides a reconciliation of the average number of common shares outstanding used to calculate earnings per share to the average number of common shares and common share equivalents outstanding used in calculating diluted earnings per share (in thousands):

	Thirteen Weeks Ended
	March 31,	April 1,
	2007	2006
Average number of common shares outstanding	55,926	58,901
Incremental shares under stock option plans	544	1,018

Average number of common shares and common share equivalents outstanding	56,470	59,919

     For the thirteen week periods ended March 31, 2007 and April 1, 2006, there were 803,000 and 599,000, respectively, options outstanding to purchase shares of common stock excluded from the calculation of diluted earnings per share because they were antidilutive.
(4)	Additional Cash Flow Information
     During the 2007 thirteen week period, Landstar paid income taxes and interest of $1,219,000 and $2,112,000, respectively. During the 2006 thirteen week period, Landstar paid income taxes and interest of $2,985,000 and $2,375,000, respectively. Landstar acquired operating property by entering into capital leases in the amount of $8,020,000 in the 2007 thirteen week period. Landstar did not acquire operating property by entering into capital leases in the 2006 thirteen week period.

(5)	Segment Information
     The following tables summarize information about Landstar’s reportable business segments as of and for the thirteen week periods ended March 31, 2007 and April 1, 2006 (in thousands):

	Thirteen Weeks Ended March 31, 2007
	Carrier	Global Logistics	Insurance	Other	Total
External revenue	$423,574	$143,865	$9,210		$576,649
Investment income			1,740		1,740
Internal revenue	12,696	822	6,196		19,714
Operating income	41,409	4,688	3,359	$(12,585)	36,871
Goodwill	20,496	10,638			31,134

	Thirteen Weeks Ended April 1, 2006
	Carrier	Global Logistics	Insurance	Other	Total
External revenue	$428,313	$173,425	$8,304		$610,042
Investment income			379		379
Internal revenue	11,856	360	5,939		18,155
Operating income	40,571	8,727	6,676	$(14,363)	41,611
Goodwill	20,496	10,638			31,134
(6)	Comprehensive Income
     The following table includes the components of comprehensive income for the thirteen week periods ended March 31, 2007 and April 1, 2006 (in thousands):

	Thirteen Weeks Ended
	March 31,	April 1,
	2007	2006
Net income	$21,604	$24,350
Unrealized holding gains on available -for-sale investments, net of income taxes	15	137

Comprehensive income	$21,619	$24,487

     Accumulated other comprehensive income at March 31, 2007 of $8,000 represents the unrealized holding gains on available-for-sale investments of $12,000, net of related income taxes of $4,000.
(7)	Commitments and Contingencies
     As of March 31, 2007, Landstar had $27,219,000 of letters of credit outstanding under the Company’s revolving credit facility and $46,003,000 of letters of credit secured by investments held by the Company’s insurance segment. Short-term investments include $18,289,000 in current maturities of investment grade bonds and $2,412,000 of cash equivalents held by the Company’s insurance segment at March 31, 2007. These short-term investments together with $4,514,000 of the non-current portion of investment grade bonds and $23,068,000 of cash equivalents included in other assets at March 31, 2007, provide collateral for the $46,003,000 of letters of credit issued to guarantee payment of insurance claims.
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
     On October 6, 2006, the Court issued a summary judgment ruling which found, among other things, that (1) the lease agreements of the Defendants (as defined below) literally complied with the requirements of Section 376.12(d) of the applicable federal leasing regulations relating to reductions to revenue derived from freight upon which BCO Independent Contractors’ compensation is calculated, (2) charge-back amounts which include fees and profits to the motor carrier are not unlawful under Section 376.12(h) and (3) the Defendants had violated 376.12(h) of the regulations by failing to provide access to documents to determine the validity of certain charges. On January 12, 2007, the Court ruled that the monetary remedy available to the Plaintiffs would be limited to damages sustained as a result of the violation and rejected Plaintiffs’ request for equitable relief in the form of restitution or disgorgement.
     On January 16, 2007, the Court ordered the decertification of the class of BCO Independent Contractors for purposes of determining remedies. Immediately thereafter, the trial commenced for purposes of determining what remedies, if any, would be awarded to the remaining named BCO Independent Contractor Plaintiffs against the following subsidiaries of the Company: Landstar Inway, Inc., Landstar Ligon, Inc. and Landstar Ranger, Inc. (the “Defendants”). On January 18, 2007, in response to a motion filed by the Defendants following the presentation by the Plaintiffs of their case in chief, the Court granted judgment as a matter of law in favor of the Defendants on the issue of damages and stated that the Plaintiffs had failed to present evidence that any of the Plaintiffs had sustained damages as a result of any violation of the applicable federal leasing regulations. On that date, the Court also ruled that access to documents describing a third party vendor’s charges to determine the validity of charge-back amounts under 376.12(h) was not required under Defendants’ current lease with respect to programs where the lease contains a price to a BCO Independent Contractor that is not calculated on the basis of a third party vendor’s charge to the Defendants. On March 29, 2007, the Court granted judgment as a matter of law in favor of the Defendants on the issue of Plaintiffs’ request for injunctive relief, entered a Judgment in favor of the Defendants and issued written orders setting forth its rulings related to the decertification of the class and the denial of Plaintiffs requests for damages and injunctive relief. The Plaintiffs have notified the Court of their intent to appeal certain of the Court’s rulings. The Plaintiffs and the Defendants have each also filed motions with the Court concerning an award of attorney fees from the other party.
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
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion should be read in conjunction with the attached interim consolidated financial statements and notes thereto, and with the Company’s audited financial statements and notes thereto for the fiscal year ended December 30, 2006 and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 2006 Annual Report on Form 10-K.
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
     The global logistics segment is comprised of Landstar Global Logistics, Inc. and its subsidiary Landstar Express America, Inc. Transportation and logistics services provided by the global logistics segment include the arrangement of multimodal (ground, air, ocean and rail) moves, contract logistics, truck brokerage, emergency and expedited ground, air and ocean freight, bus brokerage and warehousing. The global logistics segment markets its services primarily through independent commission sales agents and utilizes capacity provided by BCO Independent Contractors and other third party capacity providers, including Truck Brokerage Carriers, railroads, air and ocean cargo carriers, bus providers and warehouse owners. Beginning in August 2006, the global logistics segment began the rollout of warehousing services with independent contractors who provide warehouse capacity to the Company under non-exclusive contractual arrangements (“Warehouse Capacity Owners” or “WCO Independent Contractors”). As of March 31, 2007, Landstar Global Logistics, Inc. has executed contracts with 112 Warehouse Capacity Owners.
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
     While customer demand, which is subject to overall economic conditions, ultimately drives increases or decreases in revenue, the Company primarily relies on its independent commission sales agents to establish customer relationships and generate revenue opportunities. Management’s primary focus with respect to revenue growth is on revenue generated by independent commission sales agents who on an annual basis generate $1 million or more of Landstar revenue (“Million Dollar Agents”). Management believes future revenue growth is primarily dependent on its ability to increase both the revenue generated by Million Dollar Agents and the number of Million Dollar Agents through a combination of recruiting new agents and increasing the revenue opportunities generated by existing independent commission sales agents. During the 2006 fiscal year, 490 independent commission sales agents generated $1 million or more of Landstar’s revenue and thus qualified as Million Dollar Agents. During the 2006 fiscal year, the average revenue generated by a Million Dollar Agent was $4,700,000 and revenue generated by Million Dollar Agents in the aggregate represented 92% of consolidated Landstar revenue. As of March 31, 2007 and April 1, 2006, the Company had a network of 1,338 and 1,196 independent commission sales agent locations, respectively.
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

	Thirteen Weeks Ended
	March 31,	April 1,
	2007	2006
Carrier Segment:
External revenue generated through (in thousands):
BCO Independent Contractors	$299,398	$303,793
Truck Brokerage Carriers	124,176	124,520

	$423,574	$428,313

Revenue per revenue mile	$1.98	$1.99
Revenue per load	$1,569	$1,580
Average length of haul (miles)	792	793
Number of loads	270,000	271,000

Global Logistics Segment:
External revenue generated through (in thousands):
BCO Independent Contractors (1)	$26,841	$24,832
Truck Brokerage Carriers	79,953	100,627
Rail, air, ocean and bus carriers (2)	37,071	47,966

	$143,865	$173,425

Revenue per load (3)	$1,560	$1,500
Number of loads (3)	90,000	92,000

(1)	Includes revenue from freight hauled by carrier segment BCO Independent Contractors for global logistics customers.

(2)	Included in the 2007 and 2006 thirteen week period was $481,000 and $10,856,000, respectively, of revenue attributable to buses provided under a contract between Landstar Express America, Inc. and the United States Department of Transportation/Federal Aviation Administration (the “FAA”).

(3)	Number of loads and revenue per load excludes the effect of $3,445,000 in 2007 and $35,449,000 in 2006 of revenue derived from transportation services provided under the FAA contract as discussed further in the paragraphs that follow. (See the section “Use of Non-GAAP Financial Measures.”)
     Also critical to the Company’s success is its ability to secure capacity, particularly truck capacity, at rates that allow the Company to profitably transport customers’ freight. The following table summarizes available truck capacity providers:

	March 31,	April 1,
	2007	2006
BCO Independent Contractors	8,510	8,219
Truck Brokerage Carriers:
Approved and active (1)	14,784	13,698
Other approved	8,758	8,381

	23,542	22,079

Total available truck capacity providers	32,052	30,298

Number of trucks provided by BCO Independent Contractors	9,158	8,932

(1)	Active refers to Truck Brokerage Carriers who moved at least one load in the 180 days immediately preceding the fiscal quarter end.
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
     Rent and maintenance costs for Company provided trailing equipment, BCO Independent Contractor recruiting costs and bad debts from BCO Independent Contractors and independent commission sales agents are the largest components of other operating costs.
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
     Depreciation and amortization primarily relate to depreciation of trailing equipment and management information services equipment.
     The following table sets forth the percentage relationships of income and expense items to revenue for the periods indicated:

	Thirteen Weeks Ended
	March 31,	April 1,
	2007	2006
Revenue	100.0%	100.0%
Investment income	0.3	0.0
Costs and expenses:
Purchased transportation	75.3	75.1
Commissions to agents	8.1	7.7
Other operating costs	1.0	2.0
Insurance and claims	3.0	1.9
Selling, general and administrative	5.7	5.9
Depreciation and amortization	0.8	0.6

Total costs and expenses	93.9	93.2

Operating income	6.4	6.8
Interest and debt expense	0.3	0.3

Income before income taxes	6.1	6.5
Income taxes	2.4	2.5

Net income	3.7%	4.0%

THIRTEEN WEEKS ENDED MARCH 31, 2007 COMPARED TO THIRTEEN WEEKS ENDED APRIL 1, 2006
     Revenue for the 2007 thirteen week period was $576,649,000, a decrease of $33,393,000, or 5.5%, compared to the 2006 thirteen week period. The decrease in revenue was primarily attributable to lower disaster relief revenue provided under the FAA contract in the thirteen week period ended March 31, 2007 compared to the thirteen week period ended April 1, 2006. Revenue for disaster relief services provided under the FAA contract in the thirteen week periods ended March 31, 2007 and April 1, 2006 was $3,445,000 and $35,449,000, respectively, including trailer rental revenue of $28,000 and $6,088,000, respectively. Revenue decreased $4,739,000 and $29,560,000 at the carrier and global logistics segments, respectively, while revenue increased $906,000 at the insurance segment. With respect to the carrier segment, revenue per load, the number of loads delivered, the average length of haul and revenue per revenue mile in the 2007 thirteen week period all were approximately the same as compared to the 2006 thirteen week period. The decrease in revenue at the global logistics segment was entirely due to the decreased revenue for disaster relief services provided under the FAA contract. Excluding the number of loads and revenue related to disaster relief efforts provided by the global logistics segment in the 2007 and 2006 thirteen week periods, the number of loads delivered by the global logistics segment in the 2007 thirteen week period decreased approximately 2%, however, revenue per load increased approximately 4% compared to the 2006 thirteen week period.
     Investment income at the insurance segment was $1,740,000 and $379,000 in the 2007 and 2006 thirteen week periods, respectively. The increase in investment income was primarily due to an increased average investment balance and an increased rate of return, attributable to a general increase in interest rates, on investments held by the insurance segment in the 2007 period.
     Purchased transportation was 75.3% and 75.1% of revenue in 2007 and 2006, respectively. The increase in purchased transportation as a percentage of revenue was primarily attributable to the effect of decreased FAA revenue, which tends to have a lower cost of purchased transportation, partially offset by a lower rate of purchased transportation paid to truck brokerage carriers and an increase in the use of Company provided trailing equipment versus trailing equipment provided by BCO Independent Contractors. Commissions to agents were 8.1% of revenue in 2007 and 7.7% in 2006. The increase in commissions to agents as a percentage of revenue compared to prior year was primarily attributable to decreased revenue provided for disaster relief services under the FAA contract, which tends to have a lower agent commission rate and increased gross profit on truck brokerage revenue. Other operating costs were 1.0% and 2.0% of revenue in 2007 and 2006, respectively. The decrease in other operating costs as a percentage of revenue was primarily attributable to trailer rental costs incurred in support of disaster relief services under the FAA contract in 2006, and a favorable settlement in 2007 of a disputed property tax position with one of the states in which the Company operates, partially offset by increased trailing equipment maintenance costs. Insurance and claims were 3.0% of revenue in 2007 compared with 1.9% of revenue in 2006. The increase in insurance and claims as a percentage of revenue was primarily attributable to a $5,000,000 charge for the estimated cost of one severe accident that occurred during the first quarter of 2007 and increased frequency and severity of commercial trucking accidents in the 2007 period. Selling, general and administrative costs were 5.7% of revenue in 2007 compared with 5.9% of revenue in 2006. The decrease in selling, general and administrative costs as a percentage of revenue was primarily attributable to a decreased provision for bonuses under the Company’s incentive compensation programs and a decreased provision for customer bad debt, partially offset by the effect of decreased revenue. Depreciation and amortization was 0.8% of revenue in 2007 and 0.6% in 2006. The increase in depreciation and amortization as a percentage of revenue was primarily due to an increase in Company-owned trailing equipment and the effect of decreased revenue.
     Interest and debt expense was 0.3% of revenue in both 2007 and 2006.
     The provisions for income taxes for both the 2007 and 2006 thirteen week periods were based on an estimated full year combined effective income tax rate of approximately 38.8%, which was higher than the statutory federal income tax rate primarily as a result of state income taxes, the meals and entertainment exclusion and non-deductible stock compensation expense.
     Net income was $21,604,000, or $0.39 per common share ($0.38 per diluted share), in the 2007 thirteen week period, which included approximately $996,000 of operating income related to the $3,445,000 of revenue attributable to disaster relief services provided primarily under the FAA contract. The $996,000 of operating income, net of related income taxes, increased net income by $614,000, or $0.01 per common share ($0.01 per diluted share). Also included in the 2007 first quarter net income was a $5,000,000 charge for the estimated cost of one severe accident that occurred during the first quarter of 2007. This charge, net of related income tax benefits, reduced 2007 first quarter net income by $3,065,000, or $0.06 per common share ($0.05 per diluted share). Net income was $24,350,000, or $0.41 per common share ($0.41 per diluted share), in the 2006 thirteen week period, which included $5,009,000 of operating income related to the $35,449,000 of revenue attributable to disaster relief services provided primarily under the FAA contract. The $5,009,000 of operating income, net of related income taxes, increased net income by $3,086,000, or $0.05 per common share ($0.05 per diluted share).
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
CAPITAL RESOURCES AND LIQUIDITY
     Shareholders’ equity was $230,952,000 at March 31, 2007, compared to $230,274,000 at December 30, 2006. The increase in shareholders’ equity was primarily a result of net income for the period, partially offset by the purchase of 555,952 shares of the Company’s common stock at a total cost of $23,585,000. As of March 31, 2007, the Company may purchase up to an additional 271,549 shares of its common stock under its authorized stock purchase programs. Shareholders’ equity was 70% of total capitalization (defined as total debt plus equity) at March 31, 2007 compared to 64% at December 30, 2006.
     Long-term debt including current maturities was $97,993,000 at March 31, 2007, $31,328,000 lower than at December 30, 2006.
     Working capital and the ratio of current assets to current liabilities were $190,277,000 and 1.8 to 1, respectively, at March 31, 2007, compared with $221,168,000 and 1.9 to 1, respectively, at December 30, 2006. Landstar has historically operated with current ratios within the range of 1.5 to 1 to 2.0 to 1. Cash provided by operating activities was $52,079,000 in the 2007 thirteen week period compared with $97,538,000 in the 2006 thirteen week period. The decrease in cash flow provided by operating activities was primarily attributable to the first quarter 2006 collection of a portion of the 2005 fiscal year end receivable from the FAA for disaster relief transportation services.

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
     At March 31, 2007, the Company had $25,000,000 in borrowings outstanding and $27,219,000 of letters of credit outstanding under the Fourth Amended and Restated Credit Agreement. At March 31, 2007, there was $172,781,000 available for future borrowings under the Company’s Fourth Amended and Restated Credit Agreement. In addition, the Company has $46,003,000 in letters of credit outstanding, as collateral for insurance claims, that are secured by investments and cash equivalents totaling $48,283,000.
     On February 1, 2007, Landstar System, Inc. announced that its Board of Directors declared a cash dividend of $0.03 per share with respect to its outstanding shares of common stock. The distribution date for this cash dividend was on February 28, 2007, to stockholders of record on February 13, 2007. It is the intention of the Board of Directors to pay a quarterly dividend going forward.
     Historically, the Company has generated sufficient operating cash flow to meet its debt service requirements, fund continued growth, both internal and through acquisitions, complete or execute share purchases of its common stock under authorized share purchase programs, pay dividends and to meet working capital needs. As a non-asset based provider of transportation capacity and logistics services, the Company’s annual capital requirements for operating property are generally for trailing equipment and management information services equipment. In addition, a significant portion of the trailing equipment used by the Company is provided by third party capacity providers and through leases at rental rates that vary with the revenue generated through the use of the leased equipment, thereby reducing the Company’s capital requirements. During the 2007 thirteen week period, the Company purchased $2,327,000 of operating property and acquired $8,020,000 of trailing equipment by entering into capital leases. Landstar anticipates acquiring approximately $34,000,000 of operating property during the remainder of the 2007 fiscal year either by purchase or by lease financing. It is expected that capital leases will fund any significant acquisitions of Company provided trailing equipment made during the remainder of 2007.
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
     On October 6, 2006, the Court issued a summary judgment ruling which found, among other things, that (1) the lease agreements of the Defendants (as defined below) literally complied with the requirements of Section 376.12(d) of the applicable federal leasing regulations relating to reductions to revenue derived from freight upon which BCO Independent Contractors’ compensation is calculated, (2) charge-back amounts which include fees and profits to the motor carrier are not unlawful under Section 376.12(h) and (3) the Defendants had violated 376.12(h) of the regulations by failing to provide access to documents to determine the validity of certain charges. On January 12, 2007, the Court ruled that the monetary remedy available to the Plaintiffs would be limited to damages sustained as a result of the violation and rejected Plaintiffs’ request for equitable relief in the form of restitution or disgorgement.
     On January 16, 2007, the Court ordered the decertification of the class of BCO Independent Contractors for purposes of determining remedies. Immediately thereafter, the trial commenced for purposes of determining what remedies, if any, would be awarded to the remaining named BCO Independent Contractor Plaintiffs against the following subsidiaries of the Company: Landstar Inway, Inc., Landstar Ligon, Inc. and Landstar Ranger, Inc. (the “Defendants”). On January 18, 2007, in response to a motion filed by the Defendants following the presentation by the Plaintiffs of their case in chief, the Court granted judgment as a matter of law in favor of the Defendants on the issue of damages and stated that the Plaintiffs had failed to present evidence that any of the Plaintiffs had sustained damages as a result of any violation of the applicable federal leasing regulations. On that date, the Court also ruled that access to documents describing a third party vendor’s charges to determine the validity of charge-back amounts under 376.12(h) was not required under Defendants’ current lease with respect to programs where the lease contains a price to a BCO Independent

Contractor that is not calculated on the basis of a third party vendor’s charge to the Defendants. On March 29, 2007, the Court granted judgment as a matter of law in favor of the Defendants on the issue of Plaintiffs’ request for injunctive relief, entered a Judgment in favor of the Defendants and issued written orders setting forth its rulings related to the decertification of the class and the denial of Plaintiffs requests for damages and injunctive relief. The Plaintiffs have notified the Court of their intent to appeal certain of the Court’s rulings. The Plaintiffs and the Defendants have each also filed motions with the Court concerning an award of attorney fees from the other party.
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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
     The allowance for doubtful accounts for both trade and other receivables represents management’s estimate of the amount of outstanding receivables that will not be collected. Historically, management’s estimates for uncollectible receivables have been materially correct. Although management believes the amount of the allowance for both trade and other receivables at March 31, 2007 is appropriate, a prolonged period of low or no economic growth may adversely affect the collection of these receivables. Conversely, a more robust economic environment may result in the realization of some portion of the estimated uncollectible receivables.
     Landstar provides for the estimated costs of self-insured claims primarily on an actuarial basis. The amount recorded for the estimated liability for claims incurred is based upon the facts and circumstances known on the balance sheet date. The ultimate resolution of these claims may be for an amount greater or less than the amount estimated by management. Historically, the Company has experienced both favorable and unfavorable development of prior year claims estimates. The Company continually revises its existing claim estimates as new or revised information becomes available on the status of each claim. During the 2007 and 2006 thirteen week periods, insurance and claims costs included $1,123,000 and $859,000, respectively, of favorable adjustments to prior years claims estimates. It is reasonably likely that the ultimate outcome of settling all outstanding claims will be more or less than the estimated claims reserve at March 31, 2007.
     The Company utilizes certain income tax planning strategies to reduce its overall cost of income taxes. Upon audit, it is possible that certain strategies might be disallowed resulting in an increased liability for income taxes. Certain of the tax planning strategies result in a level of uncertainty as to whether the positions would result in a recognizable benefit. The Company has provided for its estimated exposure attributable to certain positions that create uncertainty in the level of income tax benefit that would ultimately be realized. Management believes that the provision for liabilities resulting from the uncertainty in certain income tax positions is appropriate. To date, the Company has not experienced an examination by governmental revenue authorities that would lead management to believe that the Company’s past provisions for exposures related to the uncertainty of certain income tax positions are not appropriate.
     Significant variances from management’s estimates for the amount of uncollectible receivables, the ultimate resolution of claims or the provision for uncertainty in income tax positions can be expected to positively or negatively affect Landstar’s earnings in a given quarter or year. However, management believes that the ultimate resolution of these items, given a range of reasonably likely outcomes, will not significantly affect the long-term financial condition of Landstar or its ability to fund its continuing operations.
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
FORWARD-LOOKING STATEMENTS
     The following is a “safe harbor” statement under the Private Securities Litigation Reform Act of 1995. Statements contained in this document that are not based on historical facts are “forward-looking statements.” This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Form 10-Q contain forward-looking statements, such as statements which relate to Landstar’s business objectives, plans, strategies and expectations. Terms such as “anticipates,” “believes,”

     “estimates,” “expects,” “plans,” “predicts,” “may,” “should,” “could,” “will,” the negative thereof and similar expressions are intended to identify forward-looking statements. Such statements are by nature subject to uncertainties and risks, including but not limited to: an increase in the frequency or severity of accidents or other claims; unfavorable development of existing accident claims; dependence on third party insurance companies; dependence on independent commission sales agents; dependence on third party capacity providers; substantial industry competition; dependence on key personnel; disruptions or failures in our computer systems; changes in fuel taxes; status of independent contractors; a downturn in economic growth or growth in the transportation sector; and other operational, financial or legal risks or uncertainties detailed in Landstar’s Form 10-K for the 2006 fiscal year, described in Item 1A “Risk Factors”, this report or in Landstar’s other Securities and Exchange Commission filings from time to time. These risks and uncertainties could cause actual results or events to differ materially from historical results or those anticipated. Investors should not place undue reliance on such forward-looking statements and the Company undertakes no obligation to publicly update or revise any forward-looking statements.
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
     Borrowings under the Fourth Amended and Restated Credit Agreement bear interest at rates equal to, at the option of Landstar, either (i) the greatest of (a) the prime rate as publicly announced from time to time by JPMorgan Chase Bank, (b) the three month CD rate adjusted for statutory reserves and FDIC assessment costs plus 1% and (c) the federal funds effective rate plus 1/2%, or, (ii) the rate at the time offered to JPMorgan Chase Bank in the Eurodollar market for amounts and periods comparable to the relevant loan plus a margin that is determined based on the level of the Company’s Leverage Ratio, as defined in the Fourth Amended and Restated Credit Agreement. The margin is subject to an increase of 0.125% if the aggregate amount outstanding under the Fourth Amended and Restated Credit Agreement exceeds 50% of the borrowing capacity. As of March 31, 2007, the weighted average interest rate on borrowings outstanding was 5.96%. During the first quarter of fiscal 2007, the average outstanding balance under the Fourth Amended and Restated Credit Agreement was approximately $66,297,000. Based on the borrowing rates in the Fourth Amended and Restated Credit Agreement and the repayment terms, the fair value of the outstanding borrowings as of March 31, 2007 was estimated to approximate carrying value. Assuming that debt levels on the Fourth Amended and Restated Credit Agreement remain at $25,000,000, the balance at March 31, 2007, a hypothetical increase of 100 basis points in current rates provided for under the Fourth Amended and Restated Credit Agreement is estimated to result in an increase in interest expense of $250,000 on an annualized basis.
     All amounts outstanding on the Fourth Amended and Restated Credit Agreement are payable on July 8, 2009, the expiration of the Fourth Amended and Restated Credit Agreement.
     The Company’s obligations under the Fourth Amended and Restated Credit Agreement are guaranteed by all but one of Landstar System Holdings, Inc.’s subsidiaries.
     Long-term investments, all of which are available-for-sale, consist of investment grade bonds having maturities of up to two years. Assuming that the long-term portion of investments in bonds remains at $4,514,000, the balance at March 31, 2007, a hypothetical increase or decrease in interest rates of 100 basis points would not have a material impact on future earnings on an annualized basis. Short-term investments consist of short-term investment grade instruments and the current maturities of investment grade bonds. Accordingly, any future interest rate risk on these short-term investments would not be material.
Item 4. Controls and Procedures
     As of the end of the period covered by this report, an evaluation was carried out, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended). Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2007, to provide reasonable assurance that information required to be disclosed by the Company in reports that it filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.
     There were no significant changes in the Company’s internal controls over financial reporting during the Company’s fiscal quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
     In designing and evaluating controls and procedures, Company management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Because of the inherent limitation in any control system, no evaluation or implementation of a control system can provide complete assurance that all control issues and all possible instances of fraud have been or will be detected.
PART II — OTHER INFORMATION
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
     On October 6, 2006, the Court issued a summary judgment ruling which found, among other things, that (1) the lease agreements of the Defendants (as defined below) literally complied with the requirements of Section 376.12(d) of the applicable federal leasing regulations relating to reductions to revenue derived from freight upon which BCO Independent Contractors’ compensation is calculated, (2) charge-back amounts which include fees and profits to the motor carrier are not unlawful under Section 376.12(h) and (3) the Defendants had violated 376.12(h) of the regulations by failing to provide access to documents to determine the validity of certain charges. On January 12, 2007, the Court ruled that the monetary remedy available to the Plaintiffs would be limited to damages sustained as a result of the violation and rejected Plaintiffs’ request for equitable relief in the form of restitution or disgorgement.
     On January 16, 2007, the Court ordered the decertification of the class of BCO Independent Contractors for purposes of determining remedies. Immediately thereafter, the trial commenced for purposes of determining what remedies, if any, would be awarded to the remaining named BCO Independent Contractor Plaintiffs against the following subsidiaries of the Company: Landstar Inway, Inc., Landstar Ligon, Inc. and Landstar Ranger, Inc. (the “Defendants”). On January 18, 2007, in response to a motion filed by the Defendants following the presentation by the Plaintiffs of their case in chief, the Court granted judgment as a matter of law in favor of the Defendants on the issue of damages and stated that the Plaintiffs had failed to present evidence that any of the Plaintiffs had sustained damages as a result of any violation of the applicable federal leasing regulations. On that date, the Court also ruled that access to documents describing a third party vendor’s charges to determine the validity of charge-back amounts under 376.12(h) was not required under Defendants’ current lease with respect to programs where the lease contains a price to a BCO Independent Contractor that is not calculated on the basis of a third party vendor’s charge to the Defendants. On March 29, 2007, the Court granted judgment as a matter of law in favor of the Defendants on the issue of Plaintiffs’ request for injunctive relief, entered a Judgment in favor of the Defendants and issued written orders setting forth its rulings related to the decertification of the class and the denial of Plaintiffs requests for damages and injunctive relief. The Plaintiffs have notified the Court of their intent to appeal certain of the Court’s rulings. The Plaintiffs and the Defendants have each also filed motions with the Court concerning an award of attorney fees from the other party.
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

Item 1A. Risk Factors
     For a discussion identifying risk factors and other important factors that could cause actual results to differ materially from those anticipated, see the discussions under Part I, Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2006 and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Notes to Consolidated Financial Statements” in this Quarterly Report on Form 10-Q. There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2006 in response to Part I, Item 1A of that form.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Company
The following table provides information regarding the Company’s purchases of its common stock during the period from December 31, 2006 to March 31, 2007, the Company’s first fiscal quarter:

			Total number of shares	Maximum number of
			purchased as part of	shares that may yet be
	Total number of	Average price paid	publicly announced	purchased under the
Fiscal period	shares purchased	per share	programs	programs
December 30, 2006				827,501
Dec. 31, 2006 — Jan. 27, 2007
Jan. 28, 2007 — Feb. 24, 2007
Feb. 25, 2007 — Mar. 31, 2007	555,952	$42.42	555,952	271,549

Total	555,952	$42.42	555,952

     On August 3, 2006, Landstar System, Inc. announced that it had been authorized by its Board of Directors to purchase up to 2,000,000 shares of its common stock from time to time in the open market and in privately negotiated transactions. No specific expiration date has been assigned to the August 3, 2006 authorization.
     On February 1, 2007, Landstar System, Inc. announced that its Board of Directors declared a cash dividend of $0.03 per share with respect to its outstanding shares of common stock. The distribution date for this cash dividend was on February 28, 2007, to stockholders of record on February 13, 2007. It is the intention of the Board of Directors to pay a quarterly dividend going forward.
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

LANDSTAR SYSTEM, INC.
Date: May 4, 2007	/s/ Henry H. Gerkens
Henry H. Gerkens
President and Chief Executive Officer

Date: May 4, 2007	/s/ James B. Gattoni
James B. Gattoni
Vice President and Chief Financial Officer