Form 10-Q
period 2007-06-30
LANDSTAR SYSTEM INC
filed 2007-08-03
CIK 853816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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
     Yes ☐   No ☑
     The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of the close of business on July 20, 2007 was 54,878,469.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
     The interim consolidated financial statements contained herein reflect all adjustments (all of a normal, recurring nature) which, in the opinion of management, are necessary for a fair statement of the financial condition, results of operations, cash flows and changes in shareholders’ equity for the periods presented. They have been prepared in accordance with Rule 10-01 of Regulation S-X and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the twenty six weeks ended June 30, 2007 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 29, 2007.
     These interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s 2006 Annual Report on Form 10-K.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)
(Unaudited)

	June 30,	Dec. 30,
	2007	2006
ASSETS
Current Assets
Cash and cash equivalents	$56,162	$91,491
Short-term investments	20,741	21,548
Trade accounts receivable, less allowance of $4,939 and $4,834	311,125	318,983
Other receivables, including advances to independent contractors, less allowance of $4,694 and $4,512	13,919	14,198
Deferred income taxes and other current assets	38,057	25,142

Total current assets	440,004	471,362

Operating property, less accumulated depreciation and amortization of $80,274 and $77,938	118,067	110,957
Goodwill	31,134	31,134
Other assets	36,395	33,198

Total assets	$625,600	$646,651

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Cash overdraft	$28,067	$25,435
Accounts payable	128,611	122,313
Current maturities of long-term debt	20,097	18,730
Insurance claims	27,364	25,238
Other current liabilities	56,184	58,478

Total current liabilities	260,323	250,194

Long-term debt, excluding current maturities	76,535	110,591
Insurance claims	41,790	36,232
Deferred income taxes	21,154	19,360

Shareholders’ Equity
Common stock, $0.01 par value, authorized 160,000,000 shares, issued 65,410,393 and 64,993,143	654	650
Additional paid-in capital	123,360	108,020
Retained earnings	547,192	499,273
Cost of 10,534,724 and 9,028,009 shares of common stock in treasury	(445,416)	(377,662)
Accumulated other comprehensive income (loss)	8	(7)

Total shareholders’ equity	225,798	230,274

Total liabilities and shareholders’ equity	$625,600	$646,651

See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share amounts)
(Unaudited)

	Twenty Six Weeks Ended		Thirteen Weeks Ended
	June 30,	July 1,	June 30,	July 1,
	2007	2006	2007	2006
Revenue	$1,209,601	$1,253,280	$632,952	$643,238
Investment income	2,997	1,252	1,257	873
Costs and expenses:
Purchased transportation	912,835	944,309	478,777	486,059
Commissions to agents	97,404	97,521	50,772	50,510
Other operating costs	13,222	22,288	7,716	10,220
Insurance and claims	29,559	20,574	12,019	9,022
Selling, general and administrative	63,920	70,924	30,755	35,088
Depreciation and amortization	9,279	8,050	4,662	3,957

Total costs and expenses	1,126,219	1,163,666	584,701	594,856

Operating income	86,379	90,866	49,508	49,255
Interest and debt expense	2,700	3,142	1,108	1,292

Income before income taxes	83,679	87,724	48,400	47,963
Income taxes	32,405	33,909	18,730	18,498

Net income	$51,274	$53,815	$29,670	$29,465

Earnings per common share	$0.92	$0.92	$0.53	$0.50

Diluted earnings per share	$0.91	$0.90	$0.53	$0.50

Average number of shares outstanding:
Earnings per common share	55,761,000	58,700,000	55,597,000	58,499,000

Diluted earnings per share	56,328,000	59,665,000	56,191,000	59,287,000

Dividends paid per common share	$0.060	$0.050	$0.030	$0.025

See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Twenty Six Weeks Ended
	June 30,	July 1,
	2007	2006
OPERATING ACTIVITIES
Net income	$51,274	$53,815
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of operating property	9,279	8,050
Non-cash interest charges	87	87
Provisions for losses on trade and other accounts receivable	2,040	3,287
(Gains) losses on sales of operating property	(1,735)	112
Director compensation paid in common stock	600	265
Deferred income taxes, net	1,758	(653)
Stock-based compensation	3,644	3,297
Changes in operating assets and liabilities:
Decrease in trade and other accounts receivable	6,097	156,985
Increase in other assets	(11,804)	(9,245)
Increase (decrease) in accounts payable	6,298	(30,225)
Decrease in other liabilities	(2,303)	(9,336)
Increase (decrease) in insurance claims	7,684	(1,851)

NET CASH PROVIDED BY OPERATING ACTIVITIES	72,919	174,588

INVESTING ACTIVITIES
Net change in other short-term investments	(934)	(3,306)
Sales and maturities of investments	23,507	17,929
Purchases of investments	(26,101)	(18,094)
Purchases of operating property	(3,652)	(1,214)
Proceeds from sales of operating property	3,672	1,057

NET CASH USED BY INVESTING ACTIVITIES	(3,508)	(3,628)

FINANCING ACTIVITIES
Increase (decrease) in cash overdraft	2,632	(5,017)
Dividends paid	(3,355)	(2,944)
Proceeds from exercises of stock options	9,398	5,975
Excess tax benefit on stock option exercises	1,702	3,269
Purchases of common stock	(67,754)	(54,694)
Principal payments on long-term debt and capital lease obligations	(47,363)	(66,132)

NET CASH USED BY FINANCING ACTIVITIES	(104,740)	(119,543)

Increase (decrease) in cash and cash equivalents	(35,329)	51,417
Cash and cash equivalents at beginning of period	91,491	29,398

Cash and cash equivalents at end of period	$56,162	$80,815

See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
Twenty Six Weeks Ended June 30, 2007
(Dollars in thousands)
(Unaudited)

							Accumulated
			Add’l		Treasury Stock		Other
	Common Stock		Paid-In	Retained	at Cost		Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	Income (Loss)	Total
Balance December 30, 2006	64,993,143	$650	$108,020	$499,273	9,028,009	$(377,662)	$(7)	$230,274

Net income				51,274				51,274

Dividends paid				(3,355)				(3,355)

Director compensation paid in common stock	12,000		600					600

Purchases of common stock					1,506,715	(67,754)		(67,754)

Stock-based compensation			3,644					3,644

Exercises of stock options, including excess tax benefit	405,250	4	11,096					11,100

Unrealized holding gains on available-for-sale investments, net of income taxes							15	15

Balance June 30, 2007	65,410,393	$654	$123,360	$547,192	10,534,724	$(445,416)	$8	$225,798

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
(1) Share-based Payments
     As of June 30, 2007, the Company had two employee stock option plans and one stock option plan for members of its Board of Directors (the “Plans”). Amounts recognized in the financial statements with respect to these Plans are as follows (in thousands):

	Twenty Six Weeks Ended		Thirteen Weeks Ended
	June 30,	July 1,	June 30,	July 1,
	2007	2006	2007	2006
Total cost of share-based payment plans during the period	$3,644	$3,297	$1,852	$1,886

Amount of related income tax benefit recognized during the period	1,185	1,063	662	596

Net cost of share-based payment plans during the period	$2,459	$2,234	$1,190	$1,290

     The fair value of each option grant on its grant date was calculated using the Black-Scholes option pricing model with the following weighted average assumptions for grants made in the 2007 and 2006 twenty six week periods:

	2007	2006
Expected volatility	33.0%	34.0%
Expected dividend yield	0.3%	0.3%
Risk-free interest rate	4.75%	4.75%
Expected lives (in years)	4.2	4.5
     The Company utilizes historical data, including exercise patterns and employee departure behavior, in estimating the term options will be outstanding. Expected volatility was based on historical volatility and other factors, such as expected changes in volatility arising from planned changes to the Company’s business, if any. The risk-free interest rate was based on the yield of zero coupon U.S. Treasury bonds for terms that approximated the terms of the options granted. The weighted average grant date fair value of stock options granted during the twenty six week periods ended June 30, 2007 and July 1, 2006 was $14.22 and $15.32, respectively.
     Information regarding the Company’s stock options is as follows:

		Weighted Average	Weighted Average
	Number of	Exercise Price	Remaining Contractual	Aggregate Intrinsic
	Options	per Share	Term (years)	Value (000s)
Options outstanding at December 30, 2006	2,566,571	$27.35
Granted	266,500	$42.97
Exercised	(405,250)	$23.19
Forfeited	(2,500)	$44.45

Options outstanding at June 30, 2007	2,425,321	$29.74	7.1	$44,897

Options exercisable at June 30, 2007	962,039	$22.68	5.9	$24,600

     As of June 30, 2007, there were 6,055,621 shares of the Company’s common stock reserved for issuance upon exercise of options granted and to be granted under the Plans.

     The total intrinsic value of stock options exercised during the twenty six week periods ended June 30, 2007 and July 1, 2006 was $10,087,000 and $16,410,000, respectively. The total intrinsic value of stock options exercised during the thirteen week periods ended June 30, 2007 and July 1, 2006 was $6,037,000 and $8,189,000 respectively.
     As of June 30, 2007, there was $12,380,000 of total unrecognized compensation cost related to non-vested stock options granted under the Plans. The compensation cost related to these non-vested options is expected to be recognized over a weighted average period of 2.5 years.
     Under the Directors’ Stock Compensation Plan, outside members of the Board of Directors who are elected or re-elected to the Board will receive 6,000 shares of common stock of the Company, subject to certain restrictions including restrictions on transfer. 12,000 shares of the Company’s common stock were issued to members of the Board of Directors upon such members’ re-election at the 2007 annual shareholders’ meeting and 6,000 shares of the Company’s common stock were issued to a member of the Board of Directors upon such member’s re-election at the 2006 annual shareholders’ meeting. During the 2007 and 2006 twenty six week periods, the Company reported $600,000 and $265,000, respectively, in compensation expense representing the fair market value of these share awards. As of June 30, 2007, there were 152,000 shares of the Company’s common stock reserved for issuance upon the grant of common stock under the Directors’ Stock Compensation Plan.
(2) Income Taxes
     The provisions for income taxes for both the 2007 and 2006 twenty six week periods were based on an estimated full year combined effective income tax rate of approximately 38.7%, which was higher than the statutory federal income tax rate primarily as a result of state income taxes, the meals and entertainment exclusion and non-deductible stock-based compensation.
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
     As of December 31, 2006, the date of adoption of FIN 48, the Company had $11.5 million of net unrecognized tax benefits representing the provision for the uncertainty of certain tax positions plus a component of interest and penalties. The implementation of FIN 48 did not have a significant impact on the provision for unrecognized tax benefits as of December 31, 2006. Estimated interest and penalties on the provision for the uncertainty of certain tax positions is included in income tax expense. Upon adoption there was $5,116,000 accrued for the estimated interest and penalties related to the uncertainty of certain tax positions. The Company does not currently anticipate any significant increase or decrease to the unrecognized tax benefit during the remainder of 2007.
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
     The following table provides a reconciliation of the average number of common shares outstanding used to calculate earnings per share to the average number of common shares and common share equivalents outstanding used in calculating diluted earnings per share (in thousands):

	Twenty Six Weeks Ended		Thirteen Weeks Ended
	June 30,	July 1,	June 30,	July 1,
	2007	2006	2007	2006
Average number of common shares outstanding	55,761	58,700	55,597	58,499
Incremental shares from assumed exercises of stock options	567	965	594	788

Average number of common shares and common share equivalents outstanding	56,328	59,665	56,191	59,287

(4) Additional Cash Flow Information
     During the 2007 twenty six week period, Landstar paid income taxes and interest of $31,502,000 and $3,432,000, respectively. During the 2006 twenty six week period, Landstar paid income taxes and interest of $34,789,000 and $3,925,000, respectively. Landstar acquired operating property by entering into capital leases in the amount of $14,674,000 and $7,488,000 in the 2007 and 2006 twenty six week periods, respectively.
(5) Segment Information
     The following tables summarize information about Landstar’s reportable business segments as of and for the twenty six and thirteen week periods ended June 30, 2007 and July 1, 2006 (in thousands):

	Twenty Six Week Period Ended June 30, 2007
	Carrier	Global Logistics	Insurance	Other	Total
External revenue	$893,961	$297,209	$18,431		$1,209,601
Investment income			2,997		2,997
Internal revenue	23,226	1,520	16,823		41,569
Operating income	89,878	8,016	14,009	$(25,524)	86,379
Goodwill	20,496	10,638			31,134

	Twenty Six Week Period Ended July 1, 2006
	Carrier	Global Logistics	Insurance	Other	Total
External revenue	$895,933	$340,467	$16,880		$1,253,280
Investment income			1,252		1,252
Internal revenue	23,908	999	16,411		41,318
Operating income	88,064	17,022	15,089	$(29,309)	90,866
Goodwill	20,496	10,638			31,134

	Thirteen Week Period Ended June 30, 2007
	Carrier	Global Logistics	Insurance	Other	Total
External revenue	$470,387	$153,344	$9,221		$632,952
Investment income			1,257		1,257
Internal revenue	10,530	698	10,627		21,855
Operating income	48,469	3,328	10,650	$(12,939)	49,508

	Thirteen Week Period Ended July 1, 2006
	Carrier	Global Logistics	Insurance	Other	Total
External revenue	$467,620	$167,042	$8,576		$643,238
Investment income			873		873
Internal revenue	12,052	639	10,472		23,163
Operating income	47,493	8,295	8,413	$(14,946)	49,255
(6) Comprehensive Income
     The following table includes the components of comprehensive income for the twenty six and thirteen week periods ended June 30, 2007 and July 1, 2006 (in thousands):

	Twenty Six Weeks Ended		Thirteen Weeks Ended
	June 30,	July 1,	June 30,	July 1,
	2007	2006	2007	2006
Net income	$51,274	$53,815	$29,670	$29,465
Unrealized holding gains on available -for-sale investments, net of income taxes	15	153	—	16

Comprehensive income	$51,289	$53,968	$29,670	$29,481

     Accumulated other comprehensive income at June 30, 2007 of $8,000 represents the unrealized holding gains on available-for-sale investments of $12,000, net of related income taxes of $4,000.
(7) Commitments and Contingencies
     As of June 30, 2007, Landstar had $26,868,000 of letters of credit outstanding under the Company’s revolving credit facility and $46,003,000 of letters of credit secured by investments held by the Company’s insurance segment. Short-term investments include $15,625,000 in current maturities of investment grade bonds and $5,116,000 of cash equivalents held by the Company’s insurance segment at June 30, 2007. These short-term investments together with $6,518,000 of the non-current portion of investment grade bonds and $20,958,000 of cash equivalents included in other assets at June 30, 2007, provide collateral for the $46,003,000 of letters of credit issued to guarantee payment of insurance claims.
     On November 1, 2002, the Owner-Operator Independent Drivers Association, Inc. (“OOIDA”) and certain BCO Independent Contractors (as defined below) (collectively with OOIDA, the “Plaintiffs”) filed a putative class action complaint on behalf of independent contractors who provide truck capacity to the Company and its subsidiaries under exclusive lease arrangements (“BCO Independent Contractors”) in the United States District Court for the Middle District of Florida (the “District Court”) in Jacksonville, Florida, against the Company and certain of its subsidiaries. The complaint was amended on April 7, 2005 (as amended, the “Amended Complaint”). The Amended Complaint alleged that certain aspects of the Company’s motor carrier leases and related practices with its BCO Independent Contractors violate certain federal leasing regulations and sought injunctive relief, an unspecified amount of damages and attorney’s fees. On August 30, 2005, the District Court granted a motion by the Plaintiffs to certify the case as a class action.
     On October 6, 2006, the District Court issued a summary judgment ruling which found, among other things, that (1) the lease agreements of the Defendants (as defined below) literally complied with the requirements of Section 376.12(d) of the applicable federal leasing regulations relating to reductions to revenue derived from freight upon which BCO Independent Contractors’ compensation is calculated, (2) charge-back amounts which include fees and profits to the motor carrier are not unlawful under Section 376.12(h) and (3) the Defendants had violated 376.12(h) of the regulations by failing to provide access to documents to determine the validity of certain charges. On January 12, 2007, the District Court ruled that the monetary remedy available to the Plaintiffs would be limited to damages sustained as a result of the violation and rejected Plaintiffs’ request for equitable relief in the form of restitution or disgorgement.
     On January 16, 2007, the District Court ordered the decertification of the class of BCO Independent Contractors for purposes of determining remedies. Immediately thereafter, the trial commenced for purposes of determining what remedies, if any, would be awarded to the remaining named BCO Independent Contractor Plaintiffs against the following subsidiaries of the Company: Landstar Inway, Inc., Landstar Ligon, Inc. and Landstar Ranger, Inc. (the “Defendants”). On January 18, 2007, in response to a motion filed by the Defendants following the presentation by the Plaintiffs of their case in chief, the District Court granted judgment as a matter of law in favor of the Defendants on the issue of damages and stated that the Plaintiffs had failed to present evidence that any of the Plaintiffs had sustained damages as a result of any violation of the applicable federal leasing regulations. On that date, the District Court also ruled that access to documents describing a third party vendor’s charges to determine the validity of charge-back amounts under 376.12(h) was not required under Defendants’ current lease with respect to programs where the lease contains a price to a BCO Independent Contractor that is not calculated on the basis of a third party vendor’s charge to the Defendants. On March 29, 2007, the District Court denied Plaintiffs’ request for injunctive relief, entered a Judgment in favor of the Defendants and issued written orders setting forth its rulings related to the decertification of the class and the denial of Plaintiffs requests for damages and injunctive relief. The Plaintiffs and the Defendants have each filed motions with the District Court concerning an award of attorney fees from the other party.
     The Plaintiffs have filed an appeal with the United States Court of Appeals for the Eleventh Circuit (the “Appellate Court”) with respect to certain of the District Court’s rulings, including the judgments entered by the District Court in favor of the Defendants on the issues of damages and injunctive relief. The Defendants have asked the Appellate Court to affirm the rulings of the District Court that have been appealed by the Plaintiffs. The Defendants have also filed a cross-appeal with the Appellate Court with respect to certain other rulings of the District Court. Although no assurances can be given with respect to the outcome of the appeal or any proceedings that may be conducted thereafter, the Company believes it has meritorious defenses and it intends to continue asserting these defenses vigorously.
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
     The global logistics segment is comprised of Landstar Global Logistics, Inc. and its subsidiary, Landstar Express America, Inc. Transportation and logistics services provided by the global logistics segment include the arrangement of multimodal (ground, air, ocean and rail) moves, contract logistics, truck brokerage, emergency and expedited ground, air and ocean freight, bus brokerage and warehousing. The global logistics segment markets its services primarily through independent commission sales agents and utilizes capacity provided by BCO Independent Contractors and other third party capacity providers, including Truck Brokerage Carriers, railroads, air and ocean cargo carriers, bus providers and warehouse owners. Beginning in August 2006, the global logistics segment began the rollout of warehousing services with independent contractors who provide warehouse capacity to the Company under non-exclusive contractual arrangements (“Warehouse Capacity Owners” or “WCO Independent Contractors”). As of June 30, 2007, Landstar Global Logistics, Inc. has executed contracts with 115 Warehouse Capacity Owners.
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
     While customer demand, which is subject to overall economic conditions, ultimately drives increases or decreases in revenue, the Company primarily relies on its independent commission sales agents to establish customer relationships and generate revenue opportunities. Management’s primary focus with respect to revenue growth is on revenue generated by independent commission sales agents who on an annual basis generate $1 million or more of Landstar revenue (“Million Dollar Agents”). Management believes future revenue growth is primarily dependent on its ability to increase both the revenue generated by Million Dollar Agents and the number of Million Dollar Agents through a combination of recruiting new agents and increasing the revenue opportunities generated by existing independent commission sales agents. During the 2006 fiscal year, 490 independent commission sales agents generated $1 million or more of Landstar’s revenue and thus qualified as Million Dollar Agents. During the 2006 fiscal year, the average revenue generated by a Million Dollar Agent was $4,700,000 and revenue generated by Million Dollar Agents in the aggregate represented 92% of consolidated Landstar revenue. As of June 30, 2007 and July 1, 2006, the Company had a network of 1,381 and 1,249 independent commission sales agent locations, respectively.

     Management monitors business activity by tracking the number of loads (volume) and revenue per load generated by the carrier and global logistics segments. In addition, management tracks revenue per revenue mile, average length of haul and total revenue miles at the carrier segment. Revenue per revenue mile and revenue per load (collectively, price) can be influenced by many factors which do not necessarily indicate a change in price. Those factors include the average length of haul, freight type, special handling and equipment requirements and delivery time requirements. The following table summarizes this data by reportable segment:

	Twenty Six Weeks Ended		Thirteen Weeks Ended
	June 30,	July 1,	June 30,	July 1,
	2007	2006	2007	2006
Carrier Segment:
External revenue generated through (in thousands):
BCO Independent Contractors	$639,656	$640,596	$340,258	$336,803
Truck Brokerage Carriers	254,305	255,337	130,129	130,817

	$893,961	$895,933	$470,387	$467,620

Revenue per revenue mile	$2.00	$2.00	$2.02	$2.01
Revenue per load	$1,591	$1,594	$1,611	$1,607
Average length of haul (miles)	794	797	796	800
Number of loads	562,000	562,000	292,000	291,000

Global Logistics Segment:
External revenue generated through (in thousands):
BCO Independent Contractors (1)	$52,185	$47,163	$25,344	$22,331
Truck Brokerage Carriers	165,895	198,301	85,942	97,674
Rail, air, ocean and bus carriers (2)	79,129	95,003	42,058	47,037

	$297,209	$340,467	$153,344	$167,042

Revenue per load (3)	$1,506	$1,504	$1,460	$1,507
Number of loads (3)	195,000	189,000	105,000	97,000

(1)	Includes revenue from freight hauled by carrier segment BCO Independent Contractors for global logistics customers.

(2)	Included in the 2007 and 2006 twenty six week period was $481,000 and $19,438,000, respectively, of revenue attributable to buses provided under a contract between Landstar Express America, Inc. and the United States Department of Transportation/Federal Aviation Administration (the “FAA”). Included in the 2006 thirteen week period was $8,582,000 of revenue attributable to buses provided under the FAA contract.

(3)	Number of loads and revenue per load in the twenty six week period ended June 30, 2007 exclude the effect of $3,445,000 of revenue derived under the FAA contract. Number of loads and revenue per load in the twenty six and thirteen week periods ended July 1, 2006 exclude the effect of $56,297,000 and $20,848,000, respectively, of revenue derived from transportation services provided under the FAA contract. See “Use of Non-GAAP Financial Measures.”
     Also critical to the Company’s success is its ability to secure capacity, particularly truck capacity, at rates that allow the Company to profitably transport customers’ freight. The following table summarizes available truck capacity providers:

	June 30, 2007	July 1, 2006
BCO Independent Contractors	8,431	8,347
Truck Brokerage Carriers:
Approved and active (1)	15,100	14,034
Other approved	8,700	7,977

	23,800	22,011

Total available truck capacity providers	32,231	30,358

Number of trucks provided by BCO Independent Contractors	9,036	9,047

(1)	Active refers to Truck Brokerage Carriers who moved at least one load in the 180 days immediately preceding the fiscal quarter end.
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
     Purchased transportation represents the amount a BCO Independent Contractor or other third party capacity provider is paid to haul freight. The amount of purchased transportation paid to a BCO Independent Contractor is primarily based on a contractually agreed-upon percentage of revenue generated by the haul. Purchased transportation for the brokerage services operations of the carrier segment is based on a negotiated rate for each load hauled. Purchased transportation for the brokerage services operations of the global logistics segment is based on either a negotiated rate for each load hauled or a contractually agreed-upon rate. Purchased transportation for the rail intermodal, air and ocean freight operations of the global logistics segment is based on a contractually agreed-upon fixed rate. Purchased transportation for bus services is based upon a negotiated rate per mile or per day. Purchased transportation as a percentage of revenue for truck brokerage services, rail intermodal and bus operations is normally higher than that of Landstar’s other transportation operations. Purchased transportation is the largest component of costs and expenses and, on a consolidated basis, increases or decreases in proportion to the revenue generated through BCO Independent Contractors and other third party capacity providers and revenue from the insurance segment.
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
     Employee compensation and benefits account for over half of the Company’s selling, general and administrative costs.
     Depreciation and amortization primarily relate to depreciation of trailing equipment and management information services equipment.
     The following table sets forth the percentage relationships of income and expense items to revenue for the periods indicated:

	Twenty Six Weeks Ended		Thirteen Weeks Ended
	June 30,	July 1,	June 30,	July 1,
	2007	2006	2007	2006
Revenue	100.0%	100.0%	100.0%	100.0%
Investment income	0.2	0.1	0.2	0.1
Costs and expenses:
Purchased transportation	75.5	75.3	75.7	75.6
Commissions to agents	8.0	7.8	8.0	7.8
Other operating costs	1.1	1.8	1.2	1.6
Insurance and claims	2.4	1.6	1.9	1.4
Selling, general and administrative	5.3	5.7	4.9	5.4
Depreciation and amortization	0.8	0.6	0.7	0.6

Total costs and expenses	93.1	92.8	92.4	92.4

Operating income	7.1	7.3	7.8	7.7
Interest and debt expense	0.2	0.3	0.2	0.2

Income before income taxes	6.9	7.0	7.6	7.5

Income taxes	2.7	2.7	2.9	2.9

Net income	4.2%	4.3%	4.7%	4.6%

TWENTY SIX WEEKS ENDED JUNE 30, 2007 COMPARED TO TWENTY SIX WEEKS ENDED JULY 1, 2006
     Revenue for the 2007 twenty six week period was $1,209,601,000, a decrease of $43,679,000, or 3.5%, compared to the 2006 twenty six week period. The decrease in revenue was primarily attributable to lower disaster relief revenue provided under the FAA contract in the twenty six week period ended June 30, 2007 compared to the twenty six week period ended July 1, 2006. Revenue for disaster relief services provided under the FAA contract in the twenty six week periods ended June 30, 2007 and July 1, 2006 was $3,445,000 and $56,297,000, respectively, including trailer rental revenue of $28,000 and $8,383,000, respectively. Revenue decreased $1,972,000 and $43,258,000 at the carrier and global logistics segments, respectively, while revenue increased $1,551,000 at the insurance segment. With respect to the carrier segment, revenue per load, the number of loads delivered, the average length of haul and revenue per revenue mile in the 2007 twenty six week period all were approximately the same as compared to the 2006 twenty six week period. The decrease in revenue at the global logistics segment was primarily due to the decreased revenue for disaster relief services provided under the FAA contract. Excluding the number of loads and revenue related to disaster relief efforts provided by the global logistics segment in the 2007 and 2006 twenty six week periods, the number of loads delivered by the global logistics segment in the 2007 twenty six week period increased approximately 3% and revenue per load increased approximately 1% compared to the 2006 twenty six week period.
     Investment income at the insurance segment was $2,997,000 and $1,252,000 in the 2007 and 2006 twenty six week periods, respectively. The increase in investment income was primarily due to an increased average investment balance and an increased rate of return, attributable to a general increase in interest rates, on investments held by the insurance segment in the 2007 period.
     Purchased transportation was 75.5% and 75.3% of revenue in the 2007 and 2006 twenty six week periods, respectively. The increase in purchased transportation as a percentage of revenue was primarily attributable to the effect of decreased revenue under the FAA contract, which tends to have a lower cost of purchased transportation, and increased rates for purchased transportation paid to rail intermodal carriers, partially offset by decreased rates for purchased transportation paid to Truck Brokerage Carriers. Commissions to agents were 8.0% of revenue in 2007 and 7.8% in 2006. The increase in commissions to agents as a percentage of revenue was primarily attributable to decreased revenue for disaster relief services provided under the FAA contract, which tends to have a lower agent commission rate, and increased commissions to agents primarily attributable to increased gross profit, revenue less the cost of purchased transportation, on truck brokerage revenue. Other operating costs were 1.1% and 1.8% of revenue in 2007 and 2006, respectively. The decrease in other operating costs as a percentage of revenue was primarily attributable to reduced trailer rental costs incurred in support of disaster relief services under the FAA contract and reduced other trailer rent expense, partially offset by increased trailer maintenance costs. Insurance and claims were 2.4% of revenue in 2007 compared with 1.6% of revenue in 2006. The increase in insurance and claims as a percentage of revenue was primarily attributable to a $5,000,000 charge for the estimated cost of one severe accident that occurred during the first quarter of 2007 and increased cargo claims expense. Selling, general and administrative costs were 5.3% of revenue in 2007 compared with 5.7% of revenue in 2006. The decrease in selling, general and administrative costs as a percentage of revenue was primarily attributable to a decreased provision for bonuses under the Company’s incentive compensation programs and decreased legal fees, partially offset by the effect of decreased revenue. Depreciation and amortization was 0.8% of revenue in 2007 and 0.6% in 2006. The increase in depreciation and amortization as a percentage of revenue was primarily due to an increase in Company-owned trailing equipment and the effect of decreased revenue.
     Interest and debt expense was 0.2% of revenue in 2007 and 0.3% in 2006. The decrease in interest and debt expense was primarily attributable to lower average outstanding borrowings on the Company’s senior credit facility.
     The provisions for income taxes for both the 2007 and 2006 twenty six week periods were based on an estimated full year combined effective income tax rate of approximately 38.7%, which was higher than the statutory federal income tax rate primarily as a result of state income taxes, the meals and entertainment exclusion and non-deductible stock compensation expense.
     Net income was $51,274,000, or $0.92 per common share ($0.91 per diluted share), in the 2007 twenty six week period, which included approximately $996,000 of operating income related to the $3,445,000 of revenue attributable to disaster relief services provided primarily under the FAA contract. The $996,000 of operating income, net of related income taxes, increased net income by $614,000, or $0.01 per common share ($0.01 per diluted share). Also included in the 2007 twenty six week period net income was a $5,000,000 charge for the estimated cost of one severe accident that occurred during the first quarter of 2007. This charge, net of related income tax benefits, reduced the 2007 twenty six week period net income by $3,065,000, or $0.05 per common share ($0.05 per diluted share). Net income was $53,815,000, or $0.92 per common share ($0.90 per diluted share), in the 2006 twenty six week period, which included $7,615,000 of operating income related to the $56,297,000 of revenue attributable to disaster relief services provided primarily under the FAA contract. The $7,615,000 of operating income, net of related income taxes, increased net income by $4,690,000, or $0.08 per common share ($0.08 per diluted share).

THIRTEEN WEEKS ENDED JUNE 30, 2007 COMPARED TO THIRTEEN WEEKS ENDED JULY 1, 2006
     Revenue for the 2007 thirteen week period was $632,952,000, a decrease of $10,286,000, or 1.6%, compared to the 2006 thirteen week period. The decrease in revenue was primarily attributable to lower disaster relief revenue provided under the FAA contract in the thirteen week period ended June 30, 2007 compared to the thirteen week period ended July 1, 2006. Revenue for disaster relief services provided under the FAA contract in the thirteen week period ended July 1, 2006 was $20,848,000, including trailer rental revenue of $2,295,000. There was no revenue generated under the FAA contract in the 2007 thirteen week period. Revenue increased $2,767,000 and $645,000 at the carrier and insurance segments, respectively, while revenue decreased $13,698,000 at the global logistics segment. With respect to the carrier segment, revenue per load, the number of loads delivered, the average length of haul and revenue per revenue mile in the 2007 thirteen week period all were approximately the same as compared to the 2006 thirteen week period. The decrease in revenue at the global logistics segment was primarily due to the decreased revenue for disaster relief services provided under the FAA contract. Excluding the number of loads and revenue related to disaster relief efforts provided by the global logistics segment in the 2006 thirteen week period, the number of loads delivered by the global logistics segment in the 2007 thirteen week period increased approximately 8%, however, revenue per load decreased approximately 3% compared to the 2006 thirteen week period. The decrease in revenue per load at the global logistics segment was primarily attributable to a change in revenue mix.
     Investment income at the insurance segment was $1,257,000 and $873,000 in the 2007 and 2006 thirteen week periods, respectively. The increase in investment income was primarily due to an increased average investment balance and an increased rate of return, attributable to a general increase in interest rates, on investments held by the insurance segment in the 2007 period.
     Purchased transportation was 75.7% and 75.6% of revenue in the 2007 and 2006 thirteen week periods, respectively. The increase in purchased transportation as a percentage of revenue was primarily attributable to the effect of decreased revenue under the FAA contract, which tends to have a lower cost of purchased transportation, and increased rates for purchased transportation paid to rail intermodal carriers, partially offset by decreased rates for purchased transportation paid to Truck Brokerage Carriers. Commissions to agents were 8.0% of revenue in 2007 and 7.8% in 2006. The increase in commissions to agents as a percentage of revenue was primarily attributable to decreased revenue for disaster relief services provided under the FAA contract, which tends to have a lower agent commission rate, and increased commissions to agents primarily attributable to increased gross profit, revenue less the cost of purchased transportation, on truck brokerage revenue. Other operating costs were 1.2% and 1.6% of revenue in 2007 and 2006, respectively. The decrease in other operating costs as a percentage of revenue was primarily attributable to trailer rental costs incurred in support of disaster relief services under the FAA contract in 2006 and reduced other trailer rent expense, partially offset by increased trailer maintenance costs. Insurance and claims were 1.9% of revenue in 2007 compared with 1.4% of revenue in 2006. The increase in insurance and claims as a percentage of revenue was primarily attributable to increased cargo claims expense. Selling, general and administrative costs were 4.9% of revenue in 2007 compared with 5.4% of revenue in 2006. The decrease in selling, general and administrative costs as a percentage of revenue was primarily attributable to a decreased provision for bonuses under the Company’s incentive compensation programs and decreased legal fees, partially offset by the effect of decreased revenue. Depreciation and amortization was 0.7% of revenue in 2007 and 0.6% in 2006. The increase in depreciation and amortization as a percentage of revenue was primarily due to an increase in Company-owned trailing equipment and the effect of decreased revenue.
     Interest and debt expense was 0.2% of revenue in both the 2007 and 2006 thirteen week periods.
     The provisions for income taxes for the 2007 and 2006 thirteen week periods were based on estimated full year combined effective income tax rates of approximately 38.7% and 38.6%, respectively, which were higher than the statutory federal income tax rate primarily as a result of state income taxes, the meals and entertainment exclusion and non-deductible stock compensation expense.
     Net income was $29,670,000, or $0.53 per common share ($0.53 per diluted share), in the 2007 thirteen week period. Net income was $29,465,000, or $0.50 per common share ($0.50 per diluted share), in the 2006 thirteen week period, which included approximately $2,606,000 of operating income related to the $20,848,000 of revenue attributable to disaster relief services provided primarily under the FAA contract. The $2,606,000 of operating income, net of related income taxes, increased net income by $1,605,000, or $0.03 per common share ($0.03 per diluted share).
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

     Management believes that it is appropriate to present this financial information for the following reasons: (1) a significant portion of the disaster relief transportation services were provided under the FAA contract on the basis of a daily rate for the use of transportation equipment in question, and therefore load and per load information is not necessarily available or appropriate for a significant portion of the related revenue, (2) disclosure of the effect of the transportation services provided by Landstar relating to disaster relief efforts will allow investors to better understand the underlying trends in Landstar’s financial condition and results of operations, (3) this information will facilitate comparisons by investors of Landstar’s results as compared to the results of peer companies and (4) management considers this financial information in its decision making.
CAPITAL RESOURCES AND LIQUIDITY
     Shareholders’ equity was $225,798,000 at June 30, 2007, compared to $230,274,000 at December 30, 2006. The decrease in shareholders’ equity was primarily a result of the purchase of 1,506,715 shares of the Company’s common stock at a total cost of $67,754,000, partially offset by net income and the effect of the exercises of stock options during the period. As of June 30, 2007, the Company may purchase up to an additional 1,320,786 shares of its common stock under its authorized stock purchase programs. Shareholders’ equity was 70% of total capitalization (defined as total debt plus equity) at June 30, 2007 compared to 64% at December 30, 2006.
     Long-term debt including current maturities was $96,632,000 at June 30, 2007, $32,689,000 lower than at December 30, 2006.
     Working capital and the ratio of current assets to current liabilities were $179,681,000 and 1.7 to 1, respectively, at June 30, 2007, compared with $221,168,000 and 1.9 to 1, respectively, at December 30, 2006. Landstar has historically operated with current ratios within the range of 1.5 to 1 to 2.0 to 1. Cash provided by operating activities was $72,919,000 in the 2007 twenty six week period compared with $174,588,000 in the 2006 twenty six week period. The decrease in cash flow provided by operating activities was primarily attributable to the collection of a significant portion of the 2005 fiscal year end receivable from the FAA for disaster relief transportation services during the first half of 2006.
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
     The Fourth Amended and Restated Credit Agreement contains a number of covenants that limit, among other things, the incurrence of additional indebtedness, the incurrence of operating or capital lease obligations and the purchase of operating property. Landstar is required to, among other things, maintain minimum levels of Consolidated Net Worth and Fixed Charge Coverage, as each is defined in the Fourth Amended and Restated Credit Agreement. None of these covenants are presently considered by management to be materially restrictive to the Company’s operations, capital resources or liquidity. The Company is currently in compliance with all of the debt covenants under the Fourth Amended and Restated Credit Agreement.
     At June 30, 2007, the Company had $22,000,000 in borrowings outstanding and $26,868,000 of letters of credit outstanding under the Fourth Amended and Restated Credit Agreement. At June 30, 2007, there was $176,132,000 available for future borrowings under the Company’s Fourth Amended and Restated Credit Agreement. In addition, the Company has $46,003,000 in letters of credit outstanding, as collateral for insurance claims, that are secured by investments and cash equivalents totaling $48,217,000.
     On April 19, 2007, Landstar System, Inc. announced that its Board of Directors declared a cash dividend of $0.03 per share with respect to its outstanding shares of common stock. The distribution date for this cash dividend was on May 31, 2007, to stockholders of record on May 10, 2007. On February 1, 2007, Landstar System, Inc. announced that its Board of Directors declared a cash dividend of $0.03 per share with respect to its outstanding shares of common stock. The distribution date for this cash dividend was on February 28, 2007, to stockholders of record on February 13, 2007. It is the intention of the Board of Directors to continue to pay a quarterly dividend.
     Historically, the Company has generated sufficient operating cash flow to meet its debt service requirements, fund continued growth, both internal and through acquisitions, complete or execute share purchases of its common stock under authorized share purchase programs, pay dividends and meet working capital needs. As a non-asset based provider of transportation capacity and logistics services, the Company’s annual capital requirements for operating property are generally for trailing equipment and management information services equipment. In addition, a significant portion of the trailing equipment used by the Company is provided by third party capacity providers, thereby reducing the Company’s capital requirements. During the 2007 twenty six week period, the Company purchased $3,652,000 of operating property and acquired $14,674,000 of trailing equipment by entering into capital leases. Landstar anticipates acquiring approximately $28,000,000 of operating property during the remainder of the 2007 fiscal year either by purchase or by lease financing. It is expected that capital leases will fund any significant acquisitions of Company provided trailing equipment made during the remainder of 2007.

     Management believes that cash flow from operations combined with the Company’s borrowing capacity under the Fourth Amended and Restated Credit Agreement will be adequate to meet Landstar’s debt service requirements, fund continued growth, both internal and through acquisitions, pay dividends, complete the authorized share purchase programs and meet working capital needs.
LEGAL MATTERS
     On November 1, 2002, the Owner-Operator Independent Drivers Association, Inc. (“OOIDA”) and certain BCO Independent Contractors (as defined below) (collectively with OOIDA, the “Plaintiffs”) filed a putative class action complaint on behalf of independent contractors who provide truck capacity to the Company and its subsidiaries under exclusive lease arrangements (“BCO Independent Contractors”) in the United States District Court for the Middle District of Florida (the “District Court”) in Jacksonville, Florida, against the Company and certain of its subsidiaries. The complaint was amended on April 7, 2005 (as amended, the “Amended Complaint”). The Amended Complaint alleged that certain aspects of the Company’s motor carrier leases and related practices with its BCO Independent Contractors violate certain federal leasing regulations and sought injunctive relief, an unspecified amount of damages and attorney’s fees. On August 30, 2005, the District Court granted a motion by the Plaintiffs to certify the case as a class action.
     On October 6, 2006, the District Court issued a summary judgment ruling which found, among other things, that (1) the lease agreements of the Defendants (as defined below) literally complied with the requirements of Section 376.12(d) of the applicable federal leasing regulations relating to reductions to revenue derived from freight upon which BCO Independent Contractors’ compensation is calculated, (2) charge-back amounts which include fees and profits to the motor carrier are not unlawful under Section 376.12(h) and (3) the Defendants had violated 376.12(h) of the regulations by failing to provide access to documents to determine the validity of certain charges. On January 12, 2007, the District Court ruled that the monetary remedy available to the Plaintiffs would be limited to damages sustained as a result of the violation and rejected Plaintiffs’ request for equitable relief in the form of restitution or disgorgement.
     On January 16, 2007, the District Court ordered the decertification of the class of BCO Independent Contractors for purposes of determining remedies. Immediately thereafter, the trial commenced for purposes of determining what remedies, if any, would be awarded to the remaining named BCO Independent Contractor Plaintiffs against the following subsidiaries of the Company: Landstar Inway, Inc., Landstar Ligon, Inc. and Landstar Ranger, Inc. (the “Defendants”). On January 18, 2007, in response to a motion filed by the Defendants following the presentation by the Plaintiffs of their case in chief, the District Court granted judgment as a matter of law in favor of the Defendants on the issue of damages and stated that the Plaintiffs had failed to present evidence that any of the Plaintiffs had sustained damages as a result of any violation of the applicable federal leasing regulations. On that date, the District Court also ruled that access to documents describing a third party vendor’s charges to determine the validity of charge-back amounts under 376.12(h) was not required under Defendants’ current lease with respect to programs where the lease contains a price to a BCO Independent Contractor that is not calculated on the basis of a third party vendor’s charge to the Defendants. On March 29, 2007, the District Court denied Plaintiffs’ request for injunctive relief, entered a Judgment in favor of the Defendants and issued written orders setting forth its rulings related to the decertification of the class and the denial of Plaintiffs requests for damages and injunctive relief. The Plaintiffs and the Defendants have each filed motions with the District Court concerning an award of attorney fees from the other party.
     The Plaintiffs have filed an appeal with the United States Court of Appeals for the Eleventh Circuit (the “Appellate Court”) with respect to certain of the District Court’s rulings, including the judgments entered by the District Court in favor of the Defendants on the issues of damages and injunctive relief. The Defendants have asked the Appellate Court to affirm the rulings of the District Court that have been appealed by the Plaintiffs. The Defendants have also filed a cross-appeal with the Appellate Court with respect to certain other rulings of the District Court. Although no assurances can be given with respect to the outcome of the appeal or any proceedings that may be conducted thereafter, the Company believes it has meritorious defenses and it intends to continue asserting these defenses vigorously.
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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
     The allowance for doubtful accounts for both trade and other receivables represents management’s estimate of the amount of outstanding receivables that will not be collected. Historically, management’s estimates for uncollectible receivables have been materially correct. Although management believes the amount of the allowance for both trade and other receivables at June 30, 2007 is appropriate, a prolonged period of low or no economic growth may adversely affect the collection of these receivables. Conversely, a more robust economic environment may result in the realization of some portion of the estimated uncollectible receivables.
     Landstar provides for the estimated costs of self-insured claims primarily on an actuarial basis. The amount recorded for the estimated liability for claims incurred is based upon the facts and circumstances known on the balance sheet date. The ultimate resolution of these claims may be for an amount greater or less than the amount estimated by management. Historically, the Company has experienced both favorable and unfavorable development of prior year claims estimates. The Company continually revises its existing claim estimates as new or revised information becomes available on the status of each claim. During both the 2007 and 2006 twenty six week periods, insurance and claims costs included approximately $3.3 million of favorable adjustments to prior years claims estimates. It is reasonably likely that the ultimate outcome of settling all outstanding claims will be more or less than the estimated claims reserve at June 30, 2007.
     The Company utilizes certain income tax planning strategies to reduce its overall cost of income taxes. Upon audit, it is possible that certain strategies might be disallowed resulting in an increased liability for income taxes. Certain of these tax planning strategies result in a level of uncertainty as to whether the related tax positions taken by the Company will result in a recognizable benefit. The Company has provided for its estimated exposure attributable to such tax positions due to the corresponding level of uncertainty with respect to the amount of income tax benefit that may ultimately be realized. Management believes that the provision for liabilities resulting from the uncertainty in such income tax positions is appropriate. To date, the Company has not experienced an examination by governmental revenue authorities that would lead management to believe that the Company’s past provisions for exposures related to the uncertainty of such income tax positions are not appropriate.
     Significant variances from management’s estimates for the amount of uncollectible receivables, the ultimate resolution of self-insured claims or the provision for uncertainty in income tax positions can be expected to positively or negatively affect Landstar’s earnings in a given quarter or year. However, management believes that the ultimate resolution of these items, given a range of reasonably likely outcomes, will not significantly affect the long-term financial condition of Landstar or its ability to fund its continuing operations.
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
     Borrowings under the Fourth Amended and Restated Credit Agreement bear interest at rates equal to, at the option of Landstar, either (i) the greatest of (a) the prime rate as publicly announced from time to time by JPMorgan Chase Bank, (b) the three month CD rate adjusted for statutory reserves and FDIC assessment costs plus 1% and (c) the federal funds effective rate plus 1/2%, or, (ii) the rate at the time offered to JPMorgan Chase Bank in the Eurodollar market for amounts and periods comparable to the relevant loan plus a margin that is determined based on the level of the Company’s Leverage Ratio, as defined in the Fourth Amended and Restated Credit Agreement. The margin is subject to an increase of 0.125% if the aggregate amount outstanding under the Fourth Amended and Restated Credit Agreement exceeds 50% of the borrowing capacity. As of June 30, 2007, the weighted average interest rate on borrowings outstanding was 5.96%. During the second quarter of fiscal 2007, the average outstanding balance under the Fourth Amended and Restated Credit Agreement was approximately $20,467,000. Based on the borrowing rates in the Fourth Amended and Restated Credit Agreement and the repayment terms, the fair value of the outstanding borrowings as of June 30, 2007 was estimated to approximate carrying value. Assuming that debt levels on the Fourth Amended and Restated Credit Agreement remain at $22,000,000, the balance at June 30, 2007, a hypothetical increase of 100 basis points in current rates provided for under the Fourth Amended and Restated Credit Agreement is estimated to result in an increase in interest expense of $220,000 on an annualized basis.
     All amounts outstanding on the Fourth Amended and Restated Credit Agreement are payable on July 8, 2009, the expiration of the Fourth Amended and Restated Credit Agreement.
     The Company’s obligations under the Fourth Amended and Restated Credit Agreement are guaranteed by all but one of Landstar System Holdings, Inc.’s subsidiaries.
     Long-term investments, all of which are available-for-sale, consist of investment grade bonds having maturities of up to two years. Assuming that the long-term portion of investments in bonds remains at $6,518,000, the balance at June 30, 2007, a hypothetical increase or decrease in interest rates of 100 basis points would not have a material impact on future earnings on an annualized basis. Short-term investments consist of short-term investment grade instruments and the current maturities of investment grade bonds. Accordingly, any future interest rate risk on these short-term investments would not be material.
Item 4. Controls and Procedures
     As of the end of the period covered by this report, an evaluation was carried out, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended). Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2007, to provide reasonable assurance that information required to be disclosed by the Company in reports that it filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.
     There were no significant changes in the Company’s internal controls over financial reporting during the Company’s fiscal quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     On November 1, 2002, the Owner-Operator Independent Drivers Association, Inc. (“OOIDA”) and certain BCO Independent Contractors (as defined below) (collectively with OOIDA, the “Plaintiffs”) filed a putative class action complaint on behalf of independent contractors who provide truck capacity to the Company and its subsidiaries under exclusive lease arrangements (“BCO Independent Contractors”) in the United States District Court for the Middle District of Florida (the “District Court”) in Jacksonville, Florida, against the Company and certain of its subsidiaries. The complaint was amended on April 7, 2005 (as amended, the “Amended Complaint”). The Amended Complaint alleged that certain aspects of the Company’s motor carrier leases and related practices with its BCO Independent Contractors violate certain federal leasing regulations and sought injunctive relief, an unspecified amount of damages and attorney’s fees. On August 30, 2005, the District Court granted a motion by the Plaintiffs to certify the case as a class action.
     On October 6, 2006, the District Court issued a summary judgment ruling which found, among other things, that (1) the lease agreements of the Defendants (as defined below) literally complied with the requirements of Section 376.12(d) of the applicable federal leasing regulations relating to reductions to revenue derived from freight upon which BCO Independent Contractors’ compensation is calculated, (2) charge-back amounts which include fees and profits to the motor carrier are not unlawful under Section 376.12(h) and (3) the Defendants had violated 376.12(h) of the regulations by failing to provide access to documents to determine the validity of certain charges. On January 12, 2007, the District Court ruled that the monetary remedy available to the Plaintiffs would be limited to damages sustained as a result of the violation and rejected Plaintiffs’ request for equitable relief in the form of restitution or disgorgement.
     On January 16, 2007, the District Court ordered the decertification of the class of BCO Independent Contractors for purposes of determining remedies. Immediately thereafter, the trial commenced for purposes of determining what remedies, if any, would be awarded to the remaining named BCO Independent Contractor Plaintiffs against the following subsidiaries of the Company: Landstar Inway, Inc., Landstar Ligon, Inc. and Landstar Ranger, Inc. (the “Defendants”). On January 18, 2007, in response to a motion filed by the Defendants following the presentation by the Plaintiffs of their case in chief, the District Court granted judgment as a matter of law in favor of the Defendants on the issue of damages and stated that the Plaintiffs had failed to present evidence that any of the Plaintiffs had sustained damages as a result of any violation of the applicable federal leasing regulations. On that date, the District Court also ruled that access to documents describing a third party vendor’s charges to determine the validity of charge-back amounts under 376.12(h) was not required under Defendants’ current lease with respect to programs where the lease contains a price to a BCO Independent Contractor that is not calculated on the basis of a third party vendor’s charge to the Defendants. On March 29, 2007, the District Court denied Plaintiffs’ request for injunctive relief, entered a Judgment in favor of the Defendants and issued written orders setting forth its rulings related to the decertification of the class and the denial of Plaintiffs requests for damages and injunctive relief. The Plaintiffs and the Defendants have each filed motions with the District Court concerning an award of attorney fees from the other party.
     The Plaintiffs have filed an appeal with the United States Court of Appeals for the Eleventh Circuit (the “Appellate Court”) with respect to certain of the District Court’s rulings, including the judgments entered by the District Court in favor of the Defendants on the issues of damages and injunctive relief. The Defendants have asked the Appellate Court to affirm the rulings of the District Court that have been appealed by the Plaintiffs. The Defendants have also filed a cross-appeal with the Appellate Court with respect to certain other rulings of the District Court. Although no assurances can be given with respect to the outcome of the appeal or any proceedings that may be conducted thereafter, the Company believes it has meritorious defenses and it intends to continue asserting these defenses vigorously.
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
     On December 20, 2006, the FAA Contract was amended to extend the term of the contract through June 30, 2007, with an option held by the FAA to extend the term through December 31, 2007. On June 8, 2007, the FAA exercised this option and the FAA Contract was amended to that effect.
     It is expected that the United States Government will request proposals from various companies for a new contract regarding disaster relief services. The Company cannot predict whether a request for proposal, if any, will: a) be made to Landstar Express America or b) include pricing and other provisions that are the same or similar to the current contract provisions. If a request for proposal is received by Landstar Express America, there can be no assurances that Landstar Express America would submit a proposal, or if it did, the United States Government would select Landstar Express America as the transportation provider for disaster relief services in periods subsequent to December 31, 2007.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Company
The following table provides information regarding the Company’s purchases of its common stock during the period from April 1, 2007 to June 30, 2007, the Company’s second fiscal quarter:

			Total number of shares	Maximum number of
			purchased as part of	shares that may yet be
	Total number of	Average price paid	publicly announced	purchased under the
Fiscal period	shares purchased	per share	programs	programs
March 31, 2007				271,549
Apr. 1, 2007 — Apr. 28, 2007				2,271,549
Apr. 29, 2007 — May 26, 2007				2,271,549
May 27, 2007 — June 30, 2007	950,763	$46.46	950,763	1,320,786

Total	950,763	$46.46	950,763

     On August 3, 2006, Landstar System, Inc. announced that it had been authorized by its Board of Directors to purchase up to 2,000,000 shares of its common stock from time to time in the open market and in privately negotiated transactions. During the thirteen week period ended June 30, 2007, the Company completed the purchase of shares authorized for purchase under this program. On April 19, 2007, Landstar System, Inc. announced that it had been authorized by its Board of Directors to purchase an additional 2,000,000 shares of its common stock from time to time in the open market and in privately negotiated transactions. No specific expiration date has been assigned to the April 19, 2007 authorization.
     On April 19, 2007, Landstar System, Inc. announced that its Board of Directors declared a cash dividend of $0.03 per share with respect to its outstanding shares of common stock. The distribution date for this cash dividend was on May 31, 2007, to stockholders of record on May 10, 2007. On February 1, 2007, Landstar System, Inc. announced that its Board of Directors declared a cash dividend of $0.03 per share with respect to its outstanding shares of common stock. The distribution date for this cash dividend was on February 28, 2007, to stockholders of record on February 13, 2007. It is the intention of the Board of Directors to continue to pay a quarterly dividend.

     The Fourth Amended and Restated Credit Agreement provides for a restriction in cash dividends on the Company’s capital stock only to the extent there is an event of default under the Fourth Amended and Restated Credit Agreement.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     On May 3, 2007, Landstar System, Inc. (“LSI”) held its Annual Meeting of Stockholders (the “Meeting”) in the offices of Landstar System, Inc., in Rockford, Illinois. The matters voted upon at the Meeting included (i) the election of the two Class II directors for terms to expire at the 2010 Annual Meeting of Stockholders, (ii) the ratification of appointment of KPMG LLP as LSI’s independent registered public accounting firm for fiscal year 2007 and (iii) the approval of the Company’s Executive Incentive Compensation Plan (the “EICP Plan”) to assure the deductibility by the Company for federal income tax purposes of certain compensation payable under the EICP Plan.
     Pursuant to LSI’s Restated Certificate of Incorporation and Amended and Restated Bylaws, the size of the Board of Directors was reduced from seven to six members upon completion of the Meeting, to be comprised of: two Class I directors whose members’ terms will expire at the 2009 Annual Meeting of Stockholders; two Class II directors whose members’ terms will expire at the 2010 Annual Meeting of Stockholders; and two Class III directors whose members’ terms will expire at the 2008 Annual Meeting of Stockholders. With respect to the election of two Class II directors at the Meeting, nominee William S. Elston and nominee Diana M. Murphy were elected to the Board of Directors of LSI. Mr. Elston received 52,223,846 votes for election to the Board and 254,763 votes were withheld. Ms. Murphy received 52,222,185 votes for election to the Board and 256,424 votes were withheld. The names of the other directors whose terms of office as directors continued after the Meeting are as follows: Ronald W. Drucker (a Class I director), Henry H. Gerkens (a Class I director), David G. Bannister (a Class III director) and Jeffrey C. Crowe (a Class III director). Merrit J. Mott, who served as a member of the Board of Directors since 1994, ceased to serve as a director upon completion of his current term at the Meeting. As disclosed under Item 5.02 in the Company’s Current Report on Form 8-K filed on July 19, 2007, the Board of Directors increased the size of the Board from six directors to seven and elected Michael A. Henning as a Class III director.
     The proposal to ratify the appointment of KPMG LLP as LSI’s independent registered public accounting firm for fiscal year 2007 was approved by LSI’s stockholders. Votes for the proposal were 52,366,394, votes against were 99,002 and votes abstaining were 13,213.
     The proposal to re-adopt the Company’s EICP Plan was approved by LSI’s stockholders. Votes for the proposal were 46,894,530, votes against were 1,791,017 and votes abstaining were 122,684.
Item 5. Other Information
     None.
Item 6. Exhibits
     The exhibits listed on the Exhibit Index are furnished as part of this quarterly report on Form 10-Q.

EXHIBIT INDEX
Registrant’s Commission File No.: 0-21238

Exhibit No.	Description

(10)	Material Contracts

10.1*	Amendment to Solicitation, Offer and Award Agreement (as previously amended), dated June 8, 2007, between the United States Department of Transportation/Federal Aviation Administration and Landstar Express America, Inc.

10.2	Letter Agreement, dated June 8, 2007, between Landstar System, Inc. and Henry H. Gerkens (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on June 11, 2007 (Commission File No. 0-21238))

(31)	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002:

31.1*	Chief Executive Officer certification, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Chief Financial Officer certification, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002:

32.1**	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

**	Furnished herewith

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LANDSTAR SYSTEM, INC.
Date: August 3, 2007	/s/ Henry H. Gerkens
Henry H. Gerkens
President and Chief Executive Officer

Date: August 3, 2007	/s/ James B. Gattoni
James B. Gattoni
Vice President and Chief Financial Officer