Form 10-Q
period 2007-09-29
LANDSTAR SYSTEM INC
filed 2007-11-02
CIK 853816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2007

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
     Yes ☐ No ☑
     The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of the close of business on October 22, 2007 was 53,758,356.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
     The interim consolidated financial statements contained herein reflect all adjustments (all of a normal, recurring nature) which, in the opinion of management, are necessary for a fair statement of the financial condition, results of operations, cash flows and changes in shareholders’ equity for the periods presented. They have been prepared in accordance with Rule 10-01 of Regulation S-X and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the thirty nine weeks ended September 29, 2007 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 29, 2007.
     These interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s 2006 Annual Report on Form 10-K.
LANDSTAR SYSTEM, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)
(Unaudited)

	Sept 29,	Dec 30,
	2007	2006
ASSETS

Current Assets
Cash and cash equivalents	$59,047	$91,491
Short-term investments	20,948	21,548
Trade accounts receivable, less allowance of $5,326 and $4,834	310,110	318,983
Other receivables, including advances to independent contractors, less allowance of $4,744 and $4,512	11,398	14,198
Deferred income taxes and other current assets	34,984	25,142

Total current assets	436,487	471,362

Operating property, less accumulated depreciation and amortization of $83,696 and $77,938	128,203	110,957
Goodwill	31,134	31,134
Other assets	36,355	33,198

Total assets	$632,179	$646,651

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Cash overdraft	$32,201	$25,435
Accounts payable	125,068	122,313
Current maturities of long-term debt	21,848	18,730
Insurance claims	26,099	25,238
Other current liabilities	57,096	58,478

Total current liabilities	262,312	250,194

Long-term debt, excluding current maturities	106,187	110,591
Insurance claims	40,042	36,232
Deferred income taxes	22,178	19,360

Shareholders’ Equity
Common stock, $0.01 par value, authorized 160,000,000 shares, issued 65,613,866 and 64,993,143	656	650
Additional paid-in capital	130,116	108,020
Retained earnings	574,505	499,273
Cost of 11,855,510 and 9,028,009 shares of common stock in treasury	(503,810)	(377,662)
Accumulated other comprehensive loss	(7)	(7)

Total shareholders’ equity	201,460	230,274

Total liabilities and shareholders’ equity	$632,179	$646,651

See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share amounts)
(Unaudited)

	Thirty Nine Weeks Ended		Thirteen Weeks Ended
	Sept 29,	Sept 30,	Sept 29,	Sept 30,
	2007	2006	2007	2006
Revenue	$1,844,412	$1,902,477	$634,811	$649,197
Investment income	4,103	2,589	1,106	1,337
Costs and expenses:
Purchased transportation	1,394,781	1,430,411	481,946	486,102
Commissions to agents	148,574	149,694	51,170	52,173
Other operating costs	21,208	37,125	7,986	14,837
Insurance and claims	38,878	30,230	9,319	9,656
Selling, general and administrative	95,002	102,809	31,082	31,885
Depreciation and amortization	14,045	12,230	4,766	4,180

Total costs and expenses	1,712,488	1,762,499	586,269	598,833

Operating income	136,027	142,567	49,648	51,701
Interest and debt expense	4,464	4,950	1,764	1,808

Income before income taxes	131,563	137,617	47,884	49,893
Income taxes	50,941	53,222	18,536	19,313

Net income	$80,622	$84,395	$29,348	$30,580

Earnings per common share	$1.46	$1.45	$0.54	$0.53

Diluted earnings per share	$1.45	$1.43	$0.54	$0.53

Average number of shares outstanding:
Earnings per common share	55,221,000	58,229,000	54,189,000	57,287,000

Diluted earnings per share	55,740,000	59,155,000	54,608,000	57,948,000

Dividends paid per common share	$0.0975	$0.0800	$0.0375	$0.0300

See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Thirty Nine Weeks Ended
	Sept 29,	Sept 30,
	2007	2006
OPERATING ACTIVITIES
Net income	$80,622	$84,395
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of operating property	14,045	12,230
Non-cash interest charges	130	130
Provisions for losses on trade and other accounts receivable	3,094	4,218
(Gains) losses on sales of operating property	(1,689)	120
Director compensation paid in common stock	678	265
Deferred income taxes, net	2,627	(440)
Stock-based compensation	5,500	5,125
Changes in operating assets and liabilities:
Decrease in trade and other accounts receivable	8,579	165,131
Increase in other assets	(7,641)	(9,915)
Increase (decrease) in accounts payable	2,755	(23,090)
Decrease in other liabilities	(1,383)	(7,368)
Increase (decrease) in insurance claims	4,671	(906)

NET CASH PROVIDED BY OPERATING ACTIVITIES	111,988	229,895

INVESTING ACTIVITIES
Net change in other short-term investments	(2,845)	(2,829)
Sales and maturities of investments	30,282	25,015
Purchases of investments	(32,133)	(25,974)
Purchases of operating property	(5,829)	(2,756)
Proceeds from sales of operating property	3,688	1,106

NET CASH USED BY INVESTING ACTIVITIES	(6,837)	(5,438)

FINANCING ACTIVITIES
Increase (decrease) in cash overdraft	6,766	(334)
Proceeds from repayment of notes receivable arising from exercises of stock options		47
Dividends paid	(5,390)	(4,652)
Proceeds from exercises of stock options	12,264	8,271
Excess tax benefit on stock option exercises	3,660	5,007
Borrowings on revolving credit facility	24,000	5,000
Purchases of common stock	(126,148)	(114,597)
Principal payments on long-term debt and capital lease obligations	(52,747)	(69,778)

NET CASH USED BY FINANCING ACTIVITIES	(137,595)	(171,036)

Increase (decrease) in cash and cash equivalents	(32,444)	53,421
Cash and cash equivalents at beginning of period	91,491	29,398

Cash and cash equivalents at end of period	$59,047	$82,819

See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
Thirty Nine Weeks Ended September 29, 2007
(Dollars in thousands)
(Unaudited)

							Accumulated
			Add’l		Treasury Stock		Other
	Common Stock		Paid-In	Retained	at Cost		Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	Loss	Total

Balance December 30, 2006	64,993,143	$650	$108,020	$499,273	9,028,009	$(377,662)	$(7)	$230,274

Net income				80,622				80,622

Dividends paid				(5,390)				(5,390)

Director compensation paid in common stock	13,577		678					678

Purchases of common stock					2,827,501	(126,148)		(126,148)

Stock-based compensation			5,500					5,500

Exercises of stock options, including excess tax benefit	607,146	6	15,918					15,924

Balance September 29, 2007	65,613,866	$656	$130,116	$574,505	11,855,510	$(503,810)	$(7)	$201,460

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
(1) Share-based Payments
     As of September 29, 2007, the Company had two employee stock option plans and one stock option plan for members of its Board of Directors (the “Plans”). Amounts recognized in the financial statements with respect to these Plans are as follows (in thousands):

	Thirty Nine Weeks Ended		Thirteen Weeks Ended
	Sept 29,	Sept 30,	Sept 29,	Sept 30,
	2007	2006	2007	2006
Total cost of the Plans during the period	$5,500	$5,125	$1,856	$1,828

Amount of related income tax benefit recognized during the period	1,732	1,611	547	548

Net cost of the Plans during the period	$3,768	$3,514	$1,309	$1,280

     The fair value of each option grant on its grant date was calculated using the Black-Scholes option pricing model with the following weighted average assumptions for grants made in the 2007 and 2006 thirty-nine-week periods:

	2007	2006
Expected volatility	33.0%	34.0%
Expected dividend yield	0.3%	0.3%
Risk-free interest rate	4.75%	4.75%
Expected lives (in years)	4.2	4.5
     The Company utilizes historical data, including exercise patterns and employee departure behavior, in estimating the term options will be outstanding. Expected volatility was based on historical volatility and other factors, such as expected changes in volatility arising from planned changes to the Company’s business, if any. The risk-free interest rate was based on the yield of zero coupon U.S. Treasury bonds for terms that approximated the terms of the options granted. The weighted average grant date fair value of stock options granted during the thirty-nine-week periods ended September 29, 2007 and September 30, 2006 was $14.26 and $15.32, respectively.
     The following table summarizes information regarding the Company’s stock options under the Plans:

		Weighted Average	Weighted Average
	Number of	Exercise Price	Remaining Contractual	Aggregate Intrinsic
	Options	per Share	Term (years)	Value (000s)

Options outstanding at December 30, 2006	2,566,571	$27.35
Granted	275,500	$43.00
Exercised	(607,146)	$20.20
Forfeited	(18,100)	$39.47

Options outstanding at September 29, 2007	2,216,825	$31.15	7.1	$23,987

Options exercisable at September 29, 2007	760,343	$24.92	5.9	$12,966

     As of September 29, 2007, there were 5,853,725 shares of the Company’s common stock reserved for issuance upon exercise of options granted and to be granted under the Plans.

     The total intrinsic value of stock options exercised during the thirty-nine-week periods ended September 29, 2007 and September 30, 2006 was $16,234,000 and $22,548,000, respectively. The total intrinsic value of stock options exercised during the thirteen-week periods ended September 29, 2007 and September 30, 2006 was $6,415,000 and $6,138,000, respectively.
     As of September 29, 2007, there was $10,654,000 of total unrecognized compensation cost related to non-vested stock options granted under the Plans. The compensation cost related to these non-vested options is expected to be recognized over a weighted average period of 2.5 years.
     Under the Directors’ Stock Compensation Plan, outside members of the Board of Directors who are elected or re-elected to the Board will receive 6,000 shares of common stock of the Company, subject to certain restrictions including restrictions on transfer. The Company issued 12,000 shares of the Company’s common stock to members of the Board of Directors upon such members’ re-election at the 2007 annual shareholders’ meeting and 6,000 shares of the Company’s common stock to a member of the Board of Directors upon such member’s re-election at the 2006 annual shareholders’ meeting. On July 19, 2007, 1,577 shares of the Company’s common stock were issued to a member of the Board of Directors upon such member’s election to the Board of Directors. During the 2007 and 2006 thirty-nine-week periods, the Company reported $678,000 and $265,000, respectively, of compensation expense representing the fair market value of these share awards. As of September 29, 2007, there were 150,423 shares of the Company’s common stock reserved for issuance upon the grant of common stock under the Directors’ Stock Compensation Plan.
(2) Income Taxes
     The provisions for income taxes for both the 2007 and 2006 thirty-nine-week periods were based on an estimated full year combined effective income tax rate of approximately 38.7%, which was higher than the statutory federal income tax rate primarily as a result of state income taxes, the meals and entertainment exclusion and non-deductible stock-based compensation.
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
     The following table provides a reconciliation of the average number of common shares outstanding used to calculate earnings per share to the average number of common shares and common share equivalents outstanding used to calculate diluted earnings per share (in thousands):

	Thirty Nine Weeks Ended		Thirteen Weeks Ended
	Sept 29,	Sept 30,	Sept 29,	Sept 30,
	2007	2006	2007	2006
Average number of common shares outstanding	55,221	58,229	54,189	57,287
Incremental shares from assumed exercises of stock options	519	926	419	661

Average number of common shares and common share equivalents outstanding	55,740	59,155	54,608	57,948

(4) Additional Cash Flow Information
     During the 2007 thirty-nine-week period, Landstar paid income taxes and interest of $45,441,000 and $5,289,000, respectively. During the 2006 thirty-nine-week period, Landstar paid income taxes and interest of $54,381,000 and $5,919,000, respectively. Landstar acquired operating property by entering into capital leases in the amount of $27,461,000 and $24,915,000 in the 2007 and 2006 thirty-nine-week periods, respectively.
(5) Segment Information
     The following tables summarize information about Landstar’s reportable business segments as of and for the thirty-nine and thirteen-week periods ended September 29, 2007 and September 30, 2006 (in thousands):

	Thirty-Nine-Week Period Ended September 29, 2007
	Carrier	Global Logistics	Insurance	Other	Total
External revenue	$1,354,855	$461,896	$27,661		$1,844,412
Investment income			4,103		4,103
Internal revenue	33,583	2,568	23,019		59,170
Operating income	135,542	12,874	25,586	$(37,975)	136,027
Goodwill	20,496	10,638			31,134

	Thirty-Nine-Week Period Ended September 30, 2006
	Carrier	Global Logistics	Insurance	Other	Total
External revenue	$1,356,780	$520,080	$25,617		$1,902,477
Investment income			2,589		2,589
Internal revenue	39,343	1,604	22,351		63,298
Operating income	137,398	25,353	24,056	$(44,240)	142,567
Goodwill	20,496	10,638			31,134

	Thirteen-Week Period Ended September 29, 2007
	Carrier	Global Logistics	Insurance	Other	Total
External revenue	$460,894	$164,687	$9,230		$634,811
Investment income			1,106		1,106
Internal revenue	10,357	1,048	6,196		17,601
Operating income	45,664	4,858	11,577	$(12,451)	49,648

	Thirteen-Week Period Ended September 30, 2006
	Carrier	Global Logistics	Insurance	Other	Total
External revenue	$460,847	$179,613	$8,737		$649,197
Investment income			1,337		1,337
Internal revenue	15,435	605	5,940		21,980
Operating income	49,334	8,331	8,967	$(14,931)	51,701
(6) Comprehensive Income
     The following table includes the components of comprehensive income for the thirty-nine and thirteen-week periods ended September 29, 2007 and September 30, 2006 (in thousands):

	Thirty Nine Weeks Ended		Thirteen Weeks Ended
	Sept 29,	Sept 30,	Sept 29,	Sept 30,
	2007	2006	2007	2006
Net income	$80,622	$84,395	$29,348	$30,580
Unrealized holding gains/(losses) on available-for-sale investments, net of income taxes	—	194	(15)	41

Comprehensive income	$80,622	$84,589	$29,333	$30,621

     Accumulated other comprehensive loss at September 29, 2007 of $7,000 represents the unrealized holding losses on available-for-sale investments of $10,000, net of related income taxes of $3,000.
(7) Commitments and Contingencies
     As of September 29, 2007, Landstar had $26,868,000 of letters of credit outstanding under the Company’s revolving credit facility and $47,277,000 of letters of credit secured by investments held by the Company’s insurance segment. Short-term investments include $19,436,000 in current maturities of investment grade bonds and $1,512,000 of cash equivalents held by the Company’s insurance segment at September 29, 2007. These short-term investments together with $2,000,000 of the non-current portion of investment grade bonds and $26,473,000 of cash equivalents included in other assets at September 29, 2007, provide collateral for the $47,277,000 of letters of credit issued to guarantee payment of insurance claims.
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
     The global logistics segment is comprised of Landstar Global Logistics, Inc. and its subsidiary, Landstar Express America, Inc. Transportation and logistics services provided by the global logistics segment include the arrangement of multimodal (ground, air, ocean and rail) moves, contract logistics, truck brokerage, emergency and expedited ground, air and ocean freight, bus brokerage and warehousing. The global logistics segment markets its services primarily through independent commission sales agents and utilizes capacity provided by BCO Independent Contractors and other third party capacity providers, including Truck Brokerage Carriers, railroads, air and ocean cargo carriers, bus providers and warehouse owners. Beginning in August 2006, the global logistics segment began the rollout of warehousing services with independent contractors who provide warehouse capacity to the Company under non-exclusive contractual arrangements (“Warehouse Capacity Owners” or “WCO Independent Contractors”). As of September 29, 2007, Landstar Global Logistics, Inc. has executed contracts with 128 Warehouse Capacity Owners.
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
     While customer demand, which is subject to overall economic conditions, ultimately drives increases or decreases in revenue, the Company primarily relies on its independent commission sales agents to establish customer relationships and generate revenue opportunities. Management’s primary focus with respect to revenue growth is on revenue generated by independent commission sales agents who on an annual basis generate $1 million or more of Landstar revenue (“Million Dollar Agents”). Management believes future revenue growth is primarily dependent on its ability to increase both the revenue generated by Million Dollar Agents and the number of Million Dollar Agents through a combination of recruiting new agents and increasing the revenue opportunities generated by existing independent commission sales agents. During the 2006 fiscal year, 490 independent commission sales agents generated $1 million or more of Landstar’s revenue and thus qualified as Million Dollar Agents. During the 2006 fiscal year, the average revenue generated by a Million Dollar Agent was $4,700,000 and revenue generated by Million Dollar Agents in the aggregate represented 92% of consolidated Landstar revenue. As of September 29, 2007 and September 30, 2006, the Company had a network of 1,414 and 1,291 independent commission sales agent locations, respectively.
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

	Thirty Nine Weeks Ended		Thirteen Weeks Ended
	Sept 29,	Sept 30,	Sept 29,	Sept 30,
	2007	2006	2007	2006

Carrier Segment:
External revenue generated through (in thousands):
BCO Independent Contractors	$970,432	$964,260	$330,776	$323,664
Truck Brokerage Carriers	384,423	392,520	130,118	137,183

	$1,354,855	$1,356,780	$460,894	$460,847

Revenue per revenue mile	$2.02	$2.02	$2.06	$2.05
Revenue per load	$1,608	$1,613	$1,645	$1,651
Average length of haul (miles)	795	800	798	806
Number of loads	842,500	841,200	280,200	279,200

	Thirty Nine Weeks Ended		Thirteen Weeks Ended
	Sept 29,	Sept 30,	Sept 29,	Sept 30,
	2007	2006	2007	2006
Global Logistics Segment:
External revenue generated through (in thousands):
BCO Independent Contractors (1)	$76,175	$78,308	$23,990	$31,145
Truck Brokerage Carriers	261,344	302,746	95,449	104,445
Rail, air, ocean and bus carriers (2)	124,377	139,026	45,248	44,023

	$461,896	$520,080	$164,687	$179,613

Revenue per load (3)	$1,514	$1,510	$1,530	$1,520
Number of loads (3) (4)	301,000	287,400	105,800	98,600

(1)	Includes revenue from freight hauled by carrier segment BCO Independent Contractors for global logistics customers.

(2)	Included in the 2007 and 2006 thirty-nine-week periods was $481,000 and $23,032,000, respectively, of revenue attributable to buses provided under a contract between Landstar Express America, Inc. and the United States Department of Transportation/Federal Aviation Administration (the “FAA”). Included in the 2006 thirteen-week period was $3,594,000 of revenue attributable to buses provided under the FAA contract.

(3)	Revenue per load and number of loads in the thirty-nine and thirteen-week periods ended September 29, 2007 exclude the effect of $6,209,000 and $2,764,000, respectively, of revenue derived under the FAA contract. Revenue per load and number of loads in the thirty-nine and thirteen-week periods ended September 30, 2006 exclude the effect of $85,998,000 and $29,701,000, respectively, of revenue derived from transportation services provided under the FAA contract. See “Use of Non-GAAP Financial Measures.”

(4)	The number of loads in the thirty-nine and thirteen-week periods ended 2006 were restated. This change had no impact on reported revenue in any period.
     Also critical to the Company’s success is its ability to secure capacity, particularly truck capacity, at rates that allow the Company to profitably transport customers’ freight. The following table summarizes available truck capacity providers:

	Sept 29, 2007	Sept 30, 2006
BCO Independent Contractors	8,452	8,463
Truck Brokerage Carriers:
Approved and active (1)	15,765	14,604
Other approved	9,224	8,009

	24,989	22,613

Total available truck capacity providers	33,441	31,076

Number of trucks provided by BCO Independent Contractors	9,056	9,164

(1)	Active refers to Truck Brokerage Carriers who moved at least one load in the 180 days immediately preceding the fiscal quarter end.
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
     Rent and maintenance costs for Company-provided trailing equipment, BCO Independent Contractor recruiting costs and bad debts from BCO Independent Contractors and independent commission sales agents are the largest components of other operating costs.
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
     Employee compensation and benefits account for over half of the Company’s selling, general and administrative costs.
     Depreciation and amortization primarily relate to depreciation of trailing equipment and management information services equipment.
     The following table sets forth the percentage relationships of income and expense items to revenue for the periods indicated:

	Thirty Nine Weeks Ended		Thirteen Weeks Ended
	Sept 29,	Sept 30,	Sept 29,	Sept 30,
	2007	2006	2007	2006
Revenue	100.0%	100.0%	100.0%	100.0%
Investment income	0.2	0.1	0.2	0.2
Costs and expenses:
Purchased transportation	75.6	75.2	75.9	74.9
Commissions to agents	8.1	7.9	8.1	8.0
Other operating costs	1.1	1.9	1.3	2.3
Insurance and claims	2.1	1.6	1.5	1.5
Selling, general and administrative	5.1	5.4	4.9	4.9
Depreciation and amortization	0.8	0.6	0.7	0.6

Total costs and expenses	92.8	92.6	92.4	92.2

Operating income	7.4	7.5	7.8	8.0
Interest and debt expense	0.2	0.3	0.3	0.3

Income before income taxes	7.2	7.2	7.5	7.7
Income taxes	2.8	2.8	2.9	3.0

Net income	4.4%	4.4%	4.6%	4.7%

THIRTY NINE WEEKS ENDED SEPTEMBER 29, 2007 COMPARED TO THIRTY NINE WEEKS ENDED SEPTEMBER 30, 2006
     Revenue for the 2007 thirty-nine-week period was $1,844,412,000, a decrease of $58,065,000, or 3.1%, compared to the 2006 thirty-nine-week period. The decrease in revenue was primarily attributable to lower disaster relief revenue provided under the FAA contract in the thirty-nine-week period ended September 29, 2007 compared to the thirty-nine-week period ended September 30, 2006. Revenue for disaster relief services provided under the FAA contract in the thirty-nine-week periods ended September 29, 2007 and September 30, 2006 was $6,209,000 and $85,998,000, respectively, including trailer rental revenue of $1,221,000 and

$15,993,000, respectively. Revenue decreased $1,925,000 and $58,184,000 at the carrier and global logistics segments, respectively, while revenue increased $2,044,000 at the insurance segment. With respect to the carrier segment, revenue per load, the number of loads delivered, the average length of haul and revenue per revenue mile in the 2007 thirty-nine-week period all were approximately the same as compared to the 2006 thirty-nine-week period. The decrease in revenue at the global logistics segment was primarily due to the decreased revenue for disaster relief services provided under the FAA contract. Excluding the number of loads and revenue related to disaster relief services provided by the global logistics segment in the 2007 and 2006 thirty-nine-week periods, the number of loads delivered by the global logistics segment in the 2007 thirty-nine-week period increased approximately 5% and revenue per load was approximately the same as compared to the 2006 thirty-nine-week period.
     Investment income at the insurance segment was $4,103,000 and $2,589,000 in the 2007 and 2006 thirty-nine-week periods, respectively. The increase in investment income was primarily due to an increased average investment balance and an increased rate of return, attributable to a general increase in interest rates, on investments held by the insurance segment in the 2007 period.
     Purchased transportation was 75.6% and 75.2% of revenue in the 2007 and 2006 thirty-nine-week periods, respectively. The increase in purchased transportation as a percentage of revenue was primarily attributable to the effect of decreased revenue under the FAA contract, which tends to have a lower cost of purchased transportation, and increased rates for purchased transportation paid to rail intermodal carriers, partially offset by decreased rates for purchased transportation paid to Truck Brokerage Carriers. Commissions to agents were 8.1% of revenue in 2007 and 7.9% in 2006. The increase in commissions to agents as a percentage of revenue was primarily attributable to decreased revenue for disaster relief services provided under the FAA contract, which tends to have a lower agent commission rate, and increased commissions to agents primarily attributable to increased gross profit, revenue less the cost of purchased transportation, on truck brokerage revenue. Other operating costs were 1.1% and 1.9% of revenue in 2007 and 2006, respectively. The decrease in other operating costs as a percentage of revenue was primarily attributable to reduced trailer rental costs incurred in support of disaster relief services under the FAA contract and reduced other trailer rent expense, partially offset by increased trailer maintenance costs. Insurance and claims were 2.1% of revenue in 2007 compared with 1.6% of revenue in 2006. The increase in insurance and claims as a percentage of revenue was primarily attributable to a $5,000,000 charge for the estimated cost of one severe accident that occurred during the first quarter of 2007 and increased cargo claims expense in the 2007 thirty-nine-week period. Selling, general and administrative costs were 5.1% of revenue in 2007 compared with 5.4% of revenue in 2006. The decrease in selling, general and administrative costs as a percentage of revenue was primarily attributable to a decreased provision for bonuses under the Company’s incentive compensation programs, partially offset by the effect of decreased revenue. Depreciation and amortization was 0.8% of revenue in 2007 and 0.6% in 2006. The increase in depreciation and amortization as a percentage of revenue was primarily due to an increase in Company-owned trailing equipment and the effect of decreased revenue.
     Interest and debt expense was 0.2% of revenue in the 2007 thirty-nine-week period and 0.3% in 2006 thirty-nine-week period. The decrease in interest and debt expense was primarily attributable to lower average outstanding borrowings on the Company’s senior credit facility.
     The provisions for income taxes for both the 2007 and 2006 thirty-nine-week periods were based on an estimated full year combined effective income tax rate of approximately 38.7%, which was higher than the statutory federal income tax rate primarily as a result of state income taxes, the meals and entertainment exclusion and non-deductible stock compensation expense.
     Net income was $80,622,000, or $1.46 per common share ($1.45 per diluted share), in the 2007 thirty-nine-week period, which included approximately $1,638,000 of operating income related to the $6,209,000 of revenue attributable to disaster relief services provided primarily under the FAA contract. The $1,638,000 of operating income, net of related income taxes, increased net income by $1,009,000, or $0.02 per common share ($0.02 per diluted share). Also included in the 2007 thirty-nine-week period net income was a $5,000,000 charge for the estimated cost of one severe accident that occurred during the first quarter of 2007. This charge, net of related income tax benefits, reduced the 2007 thirty-nine-week period net income by $3,065,000, or $0.06 per common share ($0.05 per diluted share). Net income was $84,395,000, or $1.45 per common share ($1.43 per diluted share), in the 2006 thirty-nine-week period, which included $12,162,000 of operating income related to the $85,998,000 of revenue attributable to disaster relief services provided primarily under the FAA contract. The $12,162,000 of operating income, net of related income taxes, increased net income by $7,492,000, or $0.13 per common share ($0.13 per diluted share).
THIRTEEN WEEKS ENDED SEPTEMBER 29, 2007 COMPARED TO THIRTEEN WEEKS ENDED SEPTEMBER 30, 2006
     Revenue for the 2007 thirteen-week period was $634,811,000, a decrease of $14,386,000, or 2.2%, compared to the 2006 thirteen-week period. The decrease in revenue was primarily attributable to lower disaster relief revenue provided under the FAA contract in the thirteen-week period ended September 29, 2007 compared to the thirteen-week period ended September 30, 2006. Revenue for disaster relief services provided under the FAA contract in the thirteen-week periods ended September 29, 2007 and September 30, 2006 was $2,764,000 and $29,701,000, respectively, including trailer rental revenue of $1,193,000 and $7,610,000, respectively. Revenue increased $47,000 and $493,000 at the carrier and insurance segments, respectively, while revenue decreased $14,926,000 at the global logistics segment. With respect to the carrier segment, revenue per load, the number of loads delivered, the average length of haul and revenue per revenue mile in the 2007 thirteen-week period all were approximately the same as compared to the 2006 thirteen-week period. The decrease in revenue at the global logistics segment was primarily due to the decreased revenue for disaster relief services provided under the FAA contract. Excluding the number of loads and revenue related to disaster relief services provided by the global logistics segment in the 2007 and 2006 thirteen-week periods, the number of loads delivered by the global logistics segment in the 2007 thirteen-week period increased approximately 7% and revenue per load increased approximately 1% compared to the 2006 thirteen-week period.
     Investment income at the insurance segment was $1,106,000 and $1,337,000 in the 2007 and 2006 thirteen-week periods, respectively. The decrease in investment income was primarily due to a decreased average investment balance on investments held by the insurance segment in the 2007 period.
     Purchased transportation was 75.9% and 74.9% of revenue in the 2007 and 2006 thirteen-week periods, respectively. The increase in purchased transportation as a percentage of revenue was primarily attributable to the effect of decreased revenue under the FAA contract, which tends to have a lower cost of purchased transportation, and increased rates for purchased transportation paid to rail intermodal carriers, partially offset by decreased rates for purchased transportation paid to Truck Brokerage Carriers. Commissions to agents were 8.1% of revenue in 2007 and 8.0% in 2006. The increase in commissions to agents as a percentage of revenue was primarily attributable to decreased revenue for disaster relief services provided under the FAA contract, which tends to have a lower agent commission rate. Other operating costs were 1.3% and 2.3% of revenue in 2007 and 2006, respectively. The decrease in other operating costs as a percentage of revenue was primarily attributable to trailer rental costs incurred in support of disaster relief services under the FAA contract in 2006 and reduced other trailer rent expense. Insurance and claims were 1.5% of revenue in both 2007 and 2006. Selling, general and administrative costs were 4.9% of revenue in both 2007 and 2006. Depreciation and amortization was 0.7% of revenue in 2007 and 0.6% in 2006. The increase in depreciation and amortization as a percentage of revenue was primarily due to an increase in Company-owned trailing equipment and the effect of decreased revenue.
     Interest and debt expense was 0.3% of revenue in both the 2007 and 2006 thirteen-week periods.
     The provisions for income taxes for both the 2007 and 2006 thirteen-week periods were based on an estimated full year combined effective income tax rate of approximately 38.7%, which was higher than the statutory federal income tax rate primarily as a result of state income taxes, the meals and entertainment exclusion and non-deductible stock compensation expense.
     Net income was $29,348,000, or $0.54 per common share ($0.54 per diluted share), in the 2007 thirteen-week period, which included approximately $642,000 of operating income related to the $2,764,000 of revenue attributable to disaster relief services provided primarily under the FAA contract. The $642,000 of operating income, net of related income taxes, increased net income by $394,000, or $0.01 per common share ($0.01 per diluted share). Net income was $30,580,000, or $0.53 per common share ($0.53 per diluted share), in the 2006 thirteen-week period, which included approximately $4,547,000 of operating income related to the $29,701,000 of revenue attributable to disaster relief services provided primarily under the FAA contract. The $4,547,000 of operating income, net of related income taxes, increased net income by $2,802,000, or $0.05 per common share ($0.05 per diluted share).
USE OF NON-GAAP FINANCIAL MEASURES
     In this quarterly report on Form 10-Q, Landstar provided the following information that may be deemed non-GAAP financial measures: (1) revenue per load for the global logistics segment excluding revenue and loads related to disaster relief transportation services provided under a contract with the FAA and (2) the percentage change in revenue per load for the global logistics segment excluding revenue and loads related to disaster relief transportation services provided under a contract with the FAA as compared to revenue per load for the global logistics segment for the corresponding prior year period. This financial information should be considered in addition to, and not as a substitute for, the corresponding GAAP financial information also presented in this Form 10-Q.
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
CAPITAL RESOURCES AND LIQUIDITY
     Shareholders’ equity was $201,460,000 at September 29, 2007, compared to $230,274,000 at December 30, 2006. The decrease in shareholders’ equity was primarily a result of the purchase of 2,827,501 shares of the Company’s common stock at a total cost of $126,148,000 and dividends paid of $5,390,000 in the thirty-nine-week period ended September 29, 2007, partially offset by net income and the effect of the exercises of stock options during the period. As of September 29, 2007, the Company may purchase up to an additional 2,000,000 shares of its common stock under its recently authorized stock purchase program. Shareholders’ equity was 61% of total capitalization (defined as total debt plus equity) at September 29, 2007 compared to 64% at December 30, 2006.

     Long-term debt, including current maturities, was $128,035,000 at September 29, 2007, $1,286,000 lower than at December 30, 2006.
     Working capital and the ratio of current assets to current liabilities were $174,175,000 and 1.7 to 1, respectively, at September 29, 2007, compared with $221,168,000 and 1.9 to 1, respectively, at December 30, 2006. Landstar has historically operated with current ratios within the range of 1.5 to 1 to 2.0 to 1. Cash provided by operating activities was $111,988,000 in the 2007 thirty-nine-week period compared with $229,895,000 in the 2006 thirty-nine-week period. The decrease in cash flow provided by operating activities was primarily attributable to the collection of a significant portion of the 2005 fiscal year end receivable from the FAA for disaster relief transportation services during the first half of 2006.
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
     At September 29, 2007, the Company had $46,000,000 in borrowings outstanding and $26,868,000 of letters of credit outstanding under the Fourth Amended and Restated Credit Agreement. At September 29, 2007, there was $152,132,000 available for future borrowings under the Company’s Fourth Amended and Restated Credit Agreement. In addition, the Company has $47,277,000 in letters of credit outstanding, as collateral for insurance claims, that are secured by investments and cash equivalents totaling $49,421,000.
     The Company paid its first cash dividend in the third quarter of 2005 and has paid a cash dividend each quarter thereafter. The Company paid cash dividends of $0.03, $0.03 and $0.0375 per share in the 2007 first, second and third quarters, respectively. The Company paid $5,390,000 in cash dividends during the thirty-nine-week period ended September 29, 2007. It is the intention of the Board of Directors to continue to pay a quarterly dividend.
     Historically, the Company has generated sufficient operating cash flow to meet its debt service requirements, fund continued growth, both internal and through acquisitions, complete or execute share purchases of its common stock under authorized share purchase programs, pay dividends and meet working capital needs. As a non-asset based provider of transportation capacity and logistics services, the Company’s annual capital requirements for operating property are generally for trailing equipment and management information services equipment. In addition, a portion of the trailing equipment used by the Company is provided by third party capacity providers, thereby reducing the Company’s capital requirements. During the 2007 thirty-nine-week period, the Company purchased $5,829,000 of operating property and acquired $27,461,000 of trailing equipment by entering into capital leases. Landstar anticipates acquiring approximately $15,000,000 of operating property, primarily trailing equipment, during the remainder of the 2007 fiscal year either by purchase or by lease financing. It is expected that capital leases will fund any significant acquisitions of Company-provided trailing equipment made during the remainder of 2007.
     Management believes that cash flow from operations combined with the Company’s borrowing capacity under the Fourth Amended and Restated Credit Agreement will be adequate to meet Landstar’s debt service requirements, fund continued growth, both internal and through acquisitions, pay dividends, complete the authorized share purchase program and meet working capital needs.
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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
     The allowance for doubtful accounts for both trade and other receivables represents management’s estimate of the amount of outstanding receivables that will not be collected. Historically, management’s estimates for uncollectible receivables have been materially correct. Although management believes the amount of the allowance for both trade and other receivables at September 29, 2007 is appropriate, a prolonged period of low or no economic growth may adversely affect the collection of these receivables. Conversely, a more robust economic environment may result in the realization of some portion of the estimated uncollectible receivables.
     Landstar provides for the estimated costs of self-insured claims primarily on an actuarial basis. The amount recorded for the estimated liability for claims incurred is based upon the facts and circumstances known on the applicable balance sheet date. The ultimate resolution of these claims may be for an amount greater or less than the amount estimated by management. The Company continually revises its existing claim estimates as new or revised information becomes available on the status of each claim. Historically, the Company has experienced both favorable and unfavorable development of prior year claims estimates. During the 2007 and 2006 thirty-nine-week periods, insurance and claims costs included $7,437,000 and $6,923,000, respectively, of favorable adjustments to prior years claims estimates. It is reasonably likely that the ultimate outcome of settling all outstanding claims will be more or less than the estimated claims reserve at September 29, 2007.
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
RECENTLY ISSUED ACCOUNTING STANDARDS NOT CURRENTLY EFFECTIVE
     In September 2006, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a formal framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 is effective the first fiscal year beginning after November 15, 2007. The Company does not expect the adoption of SFAS 157 to have a significant effect on the Company’s financial condition or results of operations.
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
     Borrowings under the Fourth Amended and Restated Credit Agreement bear interest at rates equal to, at the option of Landstar, either (i) the greatest of (a) the prime rate as publicly announced from time to time by JPMorgan Chase Bank, (b) the three month CD rate adjusted for statutory reserves and FDIC assessment costs plus 1% and (c) the federal funds effective rate plus 1/2%, or, (ii) the rate at the time offered to JPMorgan Chase Bank in the Eurodollar market for amounts and periods comparable to the relevant loan plus a margin that is determined based on the level of the Company’s Leverage Ratio, as defined in the Fourth Amended and Restated Credit Agreement. The margin is subject to an increase of 0.125% if the aggregate amount outstanding under the Fourth Amended and Restated Credit Agreement exceeds 50% of the borrowing capacity. As of September 29, 2007, the weighted average interest rate on borrowings outstanding was 6.22%. During the third quarter of fiscal 2007, the average outstanding balance under the Fourth Amended and Restated Credit Agreement was approximately $55,901,000. Based on the borrowing rates in the Fourth Amended and Restated Credit Agreement and the repayment terms, the fair value of the outstanding borrowings as of September 29, 2007 was estimated to approximate carrying value. Assuming that debt levels on the Fourth Amended and Restated Credit Agreement remain at $46,000,000, the balance at September 29, 2007, a hypothetical increase of 100 basis points in current rates provided for under the Fourth Amended and Restated Credit Agreement is estimated to result in an increase in interest expense of $460,000 on an annualized basis.

     All amounts outstanding on the Fourth Amended and Restated Credit Agreement are payable on July 8, 2009, the expiration of the Fourth Amended and Restated Credit Agreement.
     The Company’s obligations under the Fourth Amended and Restated Credit Agreement are guaranteed by all but one of Landstar System Holdings, Inc.’s subsidiaries.
     Long-term investments, all of which are available-for-sale, consist of investment grade bonds having maturities of up to two years. Assuming that the long-term portion of investments in bonds remains at $2,000,000, the balance at September 29, 2007, a hypothetical increase or decrease in interest rates of 100 basis points would not have a material impact on future earnings on an annualized basis. Short-term investments consist of short-term investment grade instruments and the current maturities of investment grade bonds. Accordingly, any future interest rate risk on these short-term investments would not be material.
Item 4. Controls and Procedures
     As of the end of the period covered by this report, an evaluation was carried out, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended). Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of September 29, 2007, to provide reasonable assurance that information required to be disclosed by the Company in reports that it filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.
     There were no significant changes in the Company’s internal controls over financial reporting during the Company’s fiscal quarter ended September 29, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
     In designing and evaluating controls and procedures, Company management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Because of the inherent limitation in any control system, no evaluation or implementation of a control system can provide complete assurance that all control issues and all possible instances of fraud have been or will be detected.
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
Item 1A. Risk Factors
     For a discussion identifying risk factors and other important factors that could cause actual results to differ materially from those anticipated, see the discussions under Part I, Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2006, under Part II, Item 1A, “Risk Factors” in the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2007, and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Notes to Consolidated Financial Statements” in this Quarterly Report on Form 10-Q.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     Purchases of Equity Securities by the Company
The following table provides information regarding the Company’s purchases of its common stock during the period from July 1, 2007 to September 29, 2007, the Company’s third fiscal quarter:

			Total number of shares	Maximum number of
			purchased as part of	shares that may yet be
	Total number of	Average price paid	publicly announced	purchased under the
Fiscal period	shares purchased	per share	programs	programs
June 30, 2007				1,320,786
July 1, 2007 — July 28, 2007	282,800	$46.34	282,800	1,037,986
July 29, 2007 — Aug. 25, 2007	1,037,986	$43.63	1,037,986	0
Aug. 26, 2007 — Sept. 29, 2007				2,000,000

Total	1,320,786	$44.21	1,320,786

     On April 19, 2007, Landstar System, Inc. announced that it had been authorized by its Board of Directors to purchase up to 2,000,000 shares of its common stock from time to time in the open market and in privately negotiated transactions. During its third fiscal quarter, the Company completed the purchase of shares authorized for purchase under this program. On August 27, 2007, Landstar System, Inc. announced that it had been authorized by its Board of Directors to purchase up to an additional 2,000,000 shares of its common stock from time to time in the open market and in privately negotiated transactions. No specific expiration date has been assigned to the August 27, 2007 authorization.
     During the thirty-nine-week period ended September 29, 2007, Landstar paid dividends as follows:

Dividend Amount	Declaration	Record	Payment
per share	Date	Date	Date
$0.0300	February 1, 2007	February 13, 2007	February 28, 2007
$0.0300	April 19, 2007	May 10, 2007	May 31, 2007
$0.0375	July 19, 2007	August 10, 2007	August 31, 2007
     The Fourth Amended and Restated Credit Agreement provides for a restriction in cash dividends on the Company’s capital stock only to the extent there is an event of default under the Fourth Amended and Restated Credit Agreement.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
None.
Item 5. Other Information
     Effective November 1, 2007, the board of directors (the “Board”) of Landstar System, Inc. (the “Company”) adopted Amended and Restated Bylaws (the “Amended and Restated Bylaws”) of the Company, superseding and replacing the Company’s existing bylaws (the “Previous Bylaws”). The changes to the Previous Bylaws effected by the Amended and Restated Bylaws are briefly summarized below:
•	Section 5.01 provides for the use of uncertificated shares, which will permit book entry ownership of the Company’s capital stock, as required in order to comply with NASDAQ’s new listing requirement that all listed companies become “DRS Eligible” by January 1, 2008. The Previous Bylaws did not permit the use of uncertificated shares.

•	Section 1.12(b) requires that stockholders wishing to make nominations to the Board or proposals to be considered by the Company’s stockholders must deliver written notice thereof to the Company not less than 90 days nor more than 120 days prior to the first anniversary of the date of the Company’s proxy statement for the preceding year’s annual meeting, other than in certain circumstances. The Previous Bylaws required that such notice be given at least 35 days prior to the meeting at which any such nomination or proposal was to be considered.

•	Section 2.09 expressly permits the Board to take action without a meeting if all of the members of the Board consent to such action in writing or by electronic transmission.

•	Certain other changes were made in the Amended and Restated Bylaws to conform to changes in the General Corporation Law of the State of Delaware since the date that the Previous Bylaws were adopted.
     The foregoing brief summary of the changes to the Previous Bylaws effected by the Amended and Restated Bylaws is not intended to be complete and is qualified in its entirety by reference to the Amended and Restated Bylaws, attached as Exhibit 3.1 to this Form 10-Q.
Item 6. Exhibits
The exhibits listed on the Exhibit Index are furnished as part of this quarterly report on Form 10-Q.

EXHIBIT INDEX
Registrant’s Commission File No.: 0-21238

Exhibit No.	Description

(3)	Articles of Incorporation and By-laws

3.1*	The Company’s Bylaws, as amended and restated on November 1, 2007.

(31)	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002:

31.1*	Chief Executive Officer certification, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Chief Financial Officer certification, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002:

32.1**	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

**	Furnished herewith

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LANDSTAR SYSTEM, INC.
Date: November 2, 2007	/s/ Henry H. Gerkens
Henry H. Gerkens
President and Chief Executive Officer

Date: November 2, 2007	/s/ James B. Gattoni
James B. Gattoni
Vice President and Chief Financial Officer