Form 10-K
period 2007-12-29
LANDSTAR SYSTEM INC
filed 2008-02-26
CIK 853816

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 29, 2007
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant was $2,627,137,000 (based on the per share closing price on June 29, 2007, the last business day of the Company’s second fiscal quarter, as reported on the NASDAQ Global Select Market). In making this calculation, the registrant has assumed, without admitting for any purpose, that all directors and executive officers of the registrant, and no other persons, are affiliates.

The number of shares of the registrant’s common stock, par value $.01 per share (the “Common Stock”), outstanding as of the close of business on February 1, 2008 was 52,510,874.
DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following document are incorporated by reference in this Form 10-K as indicated herein:

Part of 10-K
Document	Into Which Incorporated

Proxy Statement relating to Landstar System, Inc.’s Annual Meeting of Stockholders scheduled to be held on May 1, 2008	Part III

LANDSTAR SYSTEM, INC.

2007 ANNUAL REPORT ON FORM 10-K

PART I

Item 1.	Business

General

Landstar System, Inc. was incorporated in January 1991 under the laws of the State of Delaware. It acquired all of the capital stock of its predecessor, Landstar System Holdings, Inc. (“LSHI”) on March 28, 1991. Landstar System, Inc. has been a publicly held company since its initial public offering in March 1993. LSHI owns directly or indirectly all of the common stock of Landstar Ranger, Inc. (“Landstar Ranger”), Landstar Inway, Inc. (“Landstar Inway”), Landstar Ligon, Inc. (“Landstar Ligon”), Landstar Gemini, Inc. (“Landstar Gemini”), Landstar Carrier Services, Inc. (“Landstar Carrier Services”), Landstar Global Logistics, Inc. (“Landstar Global Logistics”), Landstar Express America, Inc. (“Landstar Express America”), Landstar Canada Holdings, Inc. (“LCHI”), Landstar Canada, Inc. (“Landstar Canada”), Landstar Contractor Financing, Inc. (“LCFI”), Risk Management Claim Services, Inc. (“RMCS”) and Signature Insurance Company (“Signature”). Landstar Ranger, Landstar Inway, Landstar Ligon, Landstar Gemini, Landstar Carrier Services, Landstar Global Logistics, Landstar Express America and Landstar Canada are collectively herein referred to as Landstar’s “Operating Subsidiaries.” Landstar System, Inc., LSHI, LCFI, RMCS, LCHI, Signature and the Operating Subsidiaries are collectively referred to herein as “Landstar” or the “Company,” unless the context otherwise requires. The Company’s principal executive offices are located at 13410 Sutton Park Drive South, Jacksonville, Florida 32224 and its telephone number is (904) 398-9400. The Company makes available free of charge through its website its annual report on Form 10-K, quarterly reports on Form 10-Q, proxy and current reports on Form 8-K as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission (“SEC”). The Company’s website is www.landstar.com. The SEC maintains a website at http://www.sec.gov that contains the Company’s current and periodic reports, proxy and information statements and other information filed electronically with the SEC.

Historical Background

In March 1993, Landstar completed its initial public offering of Common Stock at a price of $13.00 per share, $1.625 per share adjusted for subsequent stock splits.

Description of Business

Landstar is a non-asset based transportation and logistics services company, providing transportation capacity and related transportation services to shippers throughout the United States, and to a lesser extent, in Canada, and between the United States and Canada, Mexico and other countries. These business services emphasize safety, information coordination and customer service and are delivered through a network of independent commission sales agents and third party capacity providers linked together by a series of technological applications which are provided and coordinated by the Company. The Company’s independent commission sales agents enter into contractual arrangements with Landstar and are responsible for locating freight, making that freight available to Landstar’s capacity providers and coordinating the transportation of the freight with customers and capacity providers. The Company’s third party capacity providers consist of independent contractors who provide truck capacity to the Company under exclusive lease arrangements (the “Business Capacity Owner Independent Contractors” or “BCO Independent Contractors”), unrelated trucking companies who provide truck capacity to the Company under non-exclusive contractual arrangements (the “Truck Brokerage Carriers”), air cargo carriers, ocean cargo carriers, railroads and Warehouse Capacity Owners (as defined below). Through this network of agents and capacity providers, Landstar operates a transportation and logistics services business primarily throughout North America with revenue of approximately $2.5 billion during the most recently completed fiscal year.

Landstar provides transportation services to a variety of industries, including automotive products, paper, lumber and building products, metals, chemicals, foodstuffs, heavy machinery, retail, electronics, ammunition and explosives and military hardware. In addition, Landstar provides transportation services to other transportation companies including logistics and less-than-truckload service providers. Landstar’s transportation services include a full array of truckload transportation utilizing a wide range of specialized equipment including dry vans of various sizes, flatbeds (including drop decks and light specialty trailers), temperature-controlled vans and containers. In addition, Landstar provides dedicated contract and logistics solutions, including freight optimization and less-than-truckload freight consolidations. Landstar also provides expedited land and air delivery of time-critical freight and the movement of containers via ocean.

Landstar focuses on providing transportation and logistics services which emphasize customer service and information coordination among its independent commission sales agents, customers and capacity providers. Landstar intends to continue developing appropriate systems and technologies that offer integrated transportation and logistics solutions to meet the total needs of its customers.

During the second half of 2006, the Company began the roll-out of its warehouse initiative. The Company’s strategy is to offer its customers, through its independent commission sales agent network, national warehousing services without owning or leasing facilities or hiring employees to work at warehouses. The initial phase of developing the product offering included the identification of qualified independent regional warehouse facilities. As of December 29, 2007, the Company has entered into non-exclusive arrangements with 128 independent warehouse capacity providers (“Warehouse Capacity Owners” or “WCOs”) in the United States. The Company’s warehouse offering is designed to provide the availability of warehouse capacity nationally to its customers utilizing a network of independently owned and operated regional warehouse facilities linked by a single warehouse information technology application. The Company believes the addition of warehousing services to its transportation and logistics product offerings will contribute additional freight transportation opportunities to and from the network of warehouse facilities. Revenue derived directly from warehouse storage and services will be reported net of the amount earned by the WCO. In general, WCOs are paid a fixed percentage of the gross revenue for storage and services provided through their warehouse. The roll-out of warehousing services will continue throughout 2008. Warehousing services were not a significant contributor to revenue or earnings in 2006 or 2007.

The Company has three reportable business segments. These are the carrier, global logistics and insurance segments. The financial information relating to the Company’s reportable business segments as of and for the fiscal years ending 2007, 2006 and 2005 is included in Footnote 10 of Item 8, “Financial Statements and Supplementary Data” of this Form 10-K.

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

The nature of the carrier segment business is such that a significant portion of its operating costs varies directly with revenue. At December 29, 2007, the carrier segment operated a fleet of 8,603 tractors, provided by 8,050 BCO Independent Contractors, and had over 25,000 qualified Truck Brokerage Carriers who provide additional tractor and trailer capacity. At December 29, 2007, the carrier segment also operated a fleet of 14,331 trailers, of which 4,790 of the trailers were provided by BCO Independent Contractors, 518 were leased by the Company at rental rates that vary with the revenue generated through the trailer, 7,206 were owned by the Company, 1,584 were under a long-term rental arrangement at a fixed rate, and 233 were rented on a short-term basis from trailer rental companies. Over 16,000 of the qualified Truck Brokerage Carriers moved at least one load of freight for the Company during the 180 day period immediately preceding December 29, 2007. The use of BCO Independent Contractors, Truck Brokerage Carriers and other third party capacity providers enables the carrier segment to utilize a large fleet of revenue equipment while minimizing capital investment and fixed costs, thereby enhancing return on investment. BCO Independent Contractors who provide a tractor receive a percentage of the revenue generated for the freight hauled and a larger percentage of such revenue for providing both a tractor and a trailer. Truck Brokerage Carriers are paid a negotiated rate for each load they haul. The carrier segment’s network of 1,010 independent commission sales agents provides

1,225 sales locations. This network provides an in-market presence throughout the continental United States and Canada.

The global logistics segment is comprised of Landstar Global Logistics and its subsidiary, Landstar Express America. Transportation and logistics services provided by the global logistics segment include the arrangement of multimodal (ground, air, ocean and rail) moves, contract logistics, truck brokerage, emergency and expedited ground, air and ocean freight and warehousing. The global logistics segment markets its services primarily through independent commission sales agents and utilizes capacity provided by BCO Independent Contractors and other third party capacity providers, including Truck Brokerage Carriers, railroads, air and ocean cargo carriers and WCOs. Global logistics independent commission sales agents generally receive a percentage of the gross profit from each load they generate or a percentage of the gross revenue from warehousing services. BCO Independent Contractors who provide truck capacity to the global logistics segment are compensated based on a percentage of the revenue generated by the haul depending on the type and timing of the shipment. Truck Brokerage Carriers are paid either a negotiated rate for each load they haul or a contractually agreed-upon fixed amount per load. Railroads and air and ocean cargo carriers generally receive a contractually fixed amount per load. Warehouse Capacity Owners generally are paid a fixed percentage of the gross revenue for storage and services provided through their warehouse.

The nature of the global logistics segment business is such that a significant portion of its operating costs also varies directly with revenue. At December 29, 2007, the global logistics segment operated a fleet of 390 trucks, provided by approximately 353 BCO Independent Contractors. Global logistics segment BCO Independent Contractors primarily provide cargo vans and straight trucks that are utilized for emergency and expedited freight services. The global logistics segment’s network of 162 independent commission sales agents provides 172 sales locations. Approximately 31% of the global logistics segment’s revenue and 8% of consolidated revenue is contributed by one independent commission sales agent who derives the majority of his revenue from one customer. During the fiscal years 2007, 2006 and 2005, 1%, 15% and 35%, respectively, of the global logistics segment’s revenue was derived from transportation services provided in support of disaster relief efforts provided primarily under a contract between Landstar Express America and the United States Department of Transportation/Federal Aviation Administration (the “FAA Contract”).

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

Factors Significant to the Company’s Operations

Management believes the following factors are particularly significant to the Company’s operations:

Agent Network

Management believes the Company has more independent commission sales agents than any other non-asset based transportation and logistics services company. Landstar’s network of 1,397 independent commission sales agent locations provides the Company with regular contact with shippers at the local level and the capability to be highly responsive to shippers’ changing needs. The agent network also enables Landstar to be responsive both in providing specialized equipment to both large and small shippers and in providing capacity on short notice from the Company’s large fleet. Through its agent network, the Company believes it offers smaller shippers a level of service comparable to that typically enjoyed only by larger customers. Examples of services that Landstar is able to make available through the agent network to smaller shippers include the ability to provide transportation services on short notice (often within hours from notification to time of pick-up), multiple pick-up and delivery points, electronic data interchange capability and access to specialized equipment. In addition, a number of the Company’s agents specialize in certain types of freight and transportation services (such as oversized or heavy loads).

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

The Company’s primary day-to-day contact with its customers is through its agents and not through employees of the Company. The Company provides assistance to the agents in developing additional relationships with shippers and enhancing agent and company relationships with larger shippers through the Company’s employee field organizations and National Accounts group. Nevertheless, it is important to note that Operating Subsidiaries contract directly with customers and generally assume the credit risk and liability for freight losses or damages.

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

During 2007, 495 agents generated revenue for Landstar of at least $1 million each, or approximately $2.3 billion of Landstar’s total revenue, and one agent generated approximately $197,000,000 of Landstar’s total revenue.

Management believes that the majority of the agents who generate revenue of $1 million or more choose to represent Landstar exclusively. Historically, Landstar has experienced very limited agent turnover among its larger-volume agents.

Capacity

The Company relies exclusively on independent third parties for its hauling and warehousing capacity. These third party capacity providers consist of BCO Independent Contractors, Truck Brokerage Carriers, air and ocean cargo carriers, railroads and WCOs. Landstar’s use of capacity provided by its BCO Independent Contractors and other third party capacity providers allows it to maintain a lower level of capital investment, resulting in lower fixed costs. Historically, with the exception of air revenue, the net margin (defined as revenue less the cost of purchased transportation and commissions to agents) generated from freight hauled by BCO Independent Contractors has been greater than from freight hauled by other third party capacity providers.

BCO Independent Contractors.  Management believes the Company has the largest fleet of truckload BCO Independent Contractors in the United States. Our network of BCO Independent Contractors provides marketing, operating, safety, recruiting, retention and financial advantages to the Company. The Company’s BCO Independent Contractors are compensated based on a fixed percentage of the revenue generated from the freight they haul. This percentage generally ranges from 60% to 70% where the BCO Independent Contractor provides only a tractor and from 73% to 79% where the BCO Independent Contractor provides both a tractor and a trailer. The BCO Independent Contractor must pay substantially all of the expenses of operating his/her equipment, including driver wages and benefits, fuel, physical damage insurance, maintenance, highway use taxes and debt service, if applicable. The Company passes 100% of fuel surcharges billed to customers to its BCO Independent Contractors for freight hauled by BCO Independent Contractors. During 2007, the Company’s carrier segment passed $173.6 million in fuel charges billed to customers to BCO Independent Contractors. These fuel surcharges are excluded from revenue.

The Company maintains an internet site through which BCO Independent Contractors can view a complete listing of the Company’s available freight, allowing them to consider rate, size, origin and destination when planning trips.

The Landstar Contractors’ Advantage Purchasing Program (LCAPP) leverages Landstar’s purchasing power to provide discounts to eligible BCO Independent Contractors when they purchase equipment, fuel, tires and other items. In addition, LCFI provides a source of funds at competitive interest rates to the BCO Independent Contractors to purchase primarily trailing equipment and mobile communication equipment.

Trucks provided to the Company by the BCO Independent Contractors were 8,993 at December 29, 2007, compared to 9,205 at December 30, 2006. The number of trucks provided by BCO Independent Contractors fluctuates daily as a result of truck recruiting and truck terminations. Trucks recruited were higher in 2007 than in 2006, but truck terminations were also higher in 2007 compared to 2006 resulting in a net loss of 212 trucks. Landstar’s truck turnover was approximately 37% in 2007 compared to 28% in 2006. Approximately half of this turnover was attributable to BCO Independent Contractors who had been BCO Independent Contractors with the Company for less than one year. Management believes that factors that have historically favorably impacted turnover include the Company’s extensive agent network, the Company’s programs to reduce the operating costs of its BCO Independent Contractors and Landstar’s reputation for quality, service and reliability. Management believes that a reduction in the amount of available freight may cause an increase in the truck turnover ratio.

Truck Brokerage Carriers.  The Company maintains a database of over 25,000 qualified Truck Brokerage Carriers who provide truck hauling capacity to the Company. Truck Brokerage Carriers are paid either a negotiated rate for each load they haul or a contractually agreed-upon amount per load. The Company recruits, qualifies, establishes contracts with, tracks safety ratings and service records of and generally maintains the relationships with these third party trucking companies. In addition to providing additional capacity to the Company, the use of Truck Brokerage Carriers enables the Company to pursue different types and quality of freight such as temperature-controlled, short-haul traffic and, in certain instances, lower-priced freight that would generally not be handled by the Company’s BCO Independent Contractors.

The Company maintains an internet site through which Truck Brokerage Carriers can view a listing of the Company’s freight that is available to be hauled by Truck Brokerage Carriers.

The Landstar Savings Plus Program leverages Landstar’s purchasing power to provide discounts to eligible Truck Brokerage Carriers when they purchase fuel and equipment and provides the Truck Brokerage Carriers with an electronic payment option.

Third Party Rail, Air, Ocean and Other Transportation Capacity.  The Company maintains contractual relationships with various railroads and ocean and air cargo capacity providers. These relationships allow the Company to pursue the freight best serviced by these forms of transportation capacity. Railroads and air and ocean cargo carriers are generally paid a contractually fixed amount per load. The Company also contracts with other third party capacity providers, such as air charter companies, when required by specific customer needs.

Warehouse Capacity Owners.  The Company maintains non-exclusive contractual relationships with 128 WCOs. The Company expects that warehousing services, introduced in August 2006, will provide its customers with additional resources to manage their warehousing services and storage needs. WCOs generally are paid a fixed percentage of the gross revenue for storage and services provided through their warehouse.

Diversity of Services Offered

The Company offers its customers a wide range of transportation and logistics services through the Operating Subsidiaries, including a fleet of diverse trailing equipment, extensive geographic coverage and, more recently, warehousing services. Specialized services offered by the Company include those provided by a large fleet of flatbed trailers, multi-axle trailers capable of hauling extremely heavy or oversized loads, drivers certified to handle ammunition and explosives shipments for the U.S. Department of Defense, emergency and expedited surface and air cargo services and intermodal capability with railroads and, to a lesser extent, steamship lines.

The following table illustrates the diversity of the trailing equipment available to the Company as of December 29, 2007:

Trailers by Type

Vans	10,488
Temperature-controlled	107
Flatbeds, including step decks, drop decks and low boys	3,738

Total	14,333

Customers

The Company has a diversified group of customers. The Company’s top 100 customers accounted for approximately 50% of the Company’s revenue during both fiscal 2007 and 2006. Management believes that the Company’s overall size, geographic coverage, access to equipment and service capability offer the Company significant competitive marketing and operating advantages. These advantages allow the Company to meet the needs of even the largest shippers. Increasingly, larger shippers are substantially reducing the number of authorized carriers they use in favor of a small number of “core carriers”, such as the Company, whose size and diverse service capabilities enable these core carriers to satisfy most of the shippers’ transportation needs. The Company’s national account customers include the United States Department of Defense, the United States Department of Transportation/Federal Aviation Administration (the “FAA”) and many of the companies included in the Fortune 500. Large shippers are also using third party logistics providers (“3PLs”) to outsource the management and coordination of their transportation needs. In turn, 3PLs require significant amounts of capacity from carriers, such as the Company, to service the needs of shippers. In addition, other transportation companies utilize the Company’s transportation capacity to satisfy their obligations to their shippers. There were 9 transportation service providers, including 3PLs, included in the Company’s top 25 customers for the fiscal year ended December 29, 2007. In addition, management believes the Company’s network of agents and third party capacity providers allows it to efficiently attract and service smaller shippers which may not be as desirable to other large transportation providers (see above under “Agent Network”).

Prior to fiscal year 2005, no customer accounted for more than 10% of the Company’s revenue. Historically, the United States Government has been the Company’s largest customer. During 2007, 2006 and 2005, revenue derived from the United States Government was approximately 6%, 9% and 17% of revenue, respectively. Included in the revenue derived from the United States Government in all three fiscal years was revenue related to disaster relief services provided by the Company primarily under a contract with the FAA. Revenue included $8.5 million, $100.7 million and $275.9 million in 2007, 2006 and 2005, respectively, generated primarily under the FAA contract. The FAA contract expired on December 31, 2007.

Technology

Management believes leadership in the development and application of technology is an ongoing part of providing high quality service at competitive prices. The Company’s focus is on developing and implementing software applications which are designed to improve its operational and administrative efficiency, assisting its independent commission sales agents in sourcing capacity, assisting customers in meeting their transportation needs and assisting its third party capacity providers in identifying desirable freight. Landstar manages its technology programs centrally through its information services department.

The Company’s information technology systems used in connection with its operations are located in Jacksonville, Florida and, to a lesser extent, in Rockford, Illinois. Landstar relies, in the regular course of its business, on the proper operation of its information technology systems.

Corporate Services

Management believes that significant advantages result from the collective expertise and corporate services provided by Landstar’s corporate management. The primary services include:

accounting, budgeting and taxes	quality programs
finance and treasury services	risk management insurance services
human resource management	safety
legal	strategic planning
purchasing	technology and management information systems
corporate communications	sales administration and pricing
advertising	contract administration

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

Insurance Above Self-Insured Retention

The Company has historically maintained insurance coverage above its self-insured retention amounts. For the fiscal year ended and as of December 29, 2007, the Company maintains insurance for liabilities attributable to commercial trucking accidents with third party insurance companies for each and every occurrence in an amount in excess of $200,000,000 per occurrence above the Company’s $5,000,000 self insured retention. Historically, the Company has relied on a limited number of third party insurance companies to provide insurance coverage for commercial trucking claims in excess of specific per occurrence limits, up to various maximum amounts. Over the past few years, the premiums proposed by the third party insurance companies providing coverage for commercial trucking liability insurance over the Company’s self insured retention amounts have varied dramatically. In an attempt to manage the significant fluctuations in the cost of these premiums required by the third party insurance companies, the Company has historically increased or decreased the level of its exposure to commercial trucking claims on a per occurrence basis. To the extent that the third party insurance companies increase their proposed premiums for coverage of commercial trucking claims, the Company may increase its exposure in aggregate or on a per occurrence basis. However, to the extent the third party insurance companies reduce their premiums proposed for coverage of commercial trucking claims, the Company may reduce its exposure in aggregate or on a per occurrence basis.

Regulation

Certain of the Operating Subsidiaries are considered motor carriers and/or brokers authorized to arrange for transportation services by motor carriers which are regulated by the Federal Motor Carrier Safety Administration (the “FMCSA”) and by various state agencies. The FMCSA has broad regulatory powers with respect to activities such as motor carrier operations, practices, periodic financial reporting and insurance. Subject to federal and state regulatory authorities or regulation, the Company may transport most types of freight to and from any point in the United States over any route selected by the Company.

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

Employees

As of December 29, 2007, the Company and its subsidiaries employed 1,281 individuals. Approximately 18 Landstar Ranger drivers (out of a Company total of 8,993 drivers for BCO Independent Contractors) are members of the International Brotherhood of Teamsters. The Company considers relations with its employees to be good.

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

Dependence on third party insurance companies.  As noted above in Item 1, “Business — Factors Significant to the Company’s Operations — Insurance Above Self-Insured Retention,” the Company is dependent on a limited number of third party insurance companies to provide insurance coverage in excess of its self-insured retention amounts. Historically, the Company has maintained insurance coverage for commercial trucking claims in excess of specific per occurrence limits, up to various maximum amounts, with a limited number of third party insurance companies. Over the past years, the premiums proposed by the third party insurance companies providing coverage for commercial trucking liability insurance above the Company’s self-insured retention amounts have varied dramatically. In an attempt to manage the significant fluctuations in the cost of these premiums required by the third party insurance companies, the Company has historically increased or decreased the level of its exposure to commercial trucking claims on a per occurrence basis. To the extent the third party insurance companies increase their proposed premiums for coverage of commercial trucking liability claims, the Company may increase its exposure or reduce the maximum amount of coverage in aggregate or on a per occurrence basis. However, to the extent the third party insurance companies reduce their premiums proposed for coverage of commercial trucking claims, the Company may reduce its exposure or increase the maximum amount of coverage in aggregate or on a per occurrence basis.

Dependence on independent commission sales agents.  As noted above in Item 1, “Business — Factors Significant to the Company’s Operations — Agent Network,” the Company markets its services primarily through independent commission sales agents, and currently has a network of 1,397 agent locations. During 2007, 495 agents generated revenue for Landstar of at least $1 million each, or approximately 91% of Landstar’s consolidated revenue and one agent generated approximately $197,000,000, or 8%, of Landstar’s total revenue. Although the Company competes with motor carriers and other third parties for the services of these independent commission sales agents, Landstar has historically experienced very limited agent turnover among its larger-volume agents. However, Landstar’s contracts with its agents are typically terminable upon 10 to 30 days notice by either party and generally restrict the ability of a former agent to compete with Landstar for a specific period of time following any such termination. The loss of some of the Company’s key agents or a significant decrease in volume generated by Landstar’s larger agents could have a material adverse effect on Landstar, including its results of operations and revenue.

Dependence on third party capacity providers.  As noted above in Item 1, “Business — Factors Significant to the Company’s Operations — Capacity,” Landstar does not own trucks or other transportation equipment (other than trailing equipment) and relies on third party capacity providers, including BCO Independent Contractors, Truck Brokerage Carriers, railroads and air and ocean cargo carriers to transport freight for its customers. The Company competes with motor carriers and other third parties for the services of BCO Independent Contractors and other third party capacity providers. A significant decrease in available capacity provided by either the Company’s BCO Independent Contractors or other third party capacity providers could have a material adverse effect on Landstar, including its results of operations and revenue.

Decreased demand for transportation services.  The transportation industry historically has experienced cyclical financial results as a result of slowdowns in economic activity, the business cycles of customers, price increases by capacity providers, interest rate fluctuations, and other economic factors beyond Landstar’s control. Certain of the Company’s third party capacity providers can be expected to charge higher prices to cover increased operating expenses, and the Company’s operating income may decline if it is unable to pass through to its customers the full amount of such higher transportation costs. If a slowdown in economic activity or a downturn in the Company’s customers’ business cycles cause a reduction in the volume of freight shipped by those customers, the Company’s operating results could be materially adversely affected.

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

Dependence on key personnel.  The Company is dependent on the services of certain of its executive officers. The Company believes it has an experienced and highly qualified management group and the loss of the services of certain of the Company’s executive officers could have a material adverse effect on the Company.

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

Potential changes in fuel taxes.  From time to time, various legislative proposals are introduced to increase federal, state, or local taxes, including taxes on motor fuels. The Company cannot predict whether, or in what form, any increase in such taxes applicable to the transportation services provided by the Company will be enacted and, if enacted, whether or not the Company’s Truck Brokerage Carriers would attempt to pass the increase on to the Company or if the Company will be able to reflect this potential increased cost of capacity, if any, in prices to customers. Any such increase in fuel taxes, without a corresponding increase in price to the customer, could have a material adverse effect on Landstar, including its results of operations and financial condition. Moreover, competition from other transportation service companies including those that provide non-trucking modes of transportation and intermodal transportation would likely increase if state or federal taxes on fuel were to increase without a corresponding increase in taxes imposed upon other modes of transportation.

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

Regulatory and legislative changes.  As noted above in Item 1, “Business — Factors Significant to the Company’s Operations — Regulation,” certain of the Operating Subsidiaries are motor carriers and/or property brokers authorized to arrange for transportation services by motor carriers which are regulated by the Federal Motor Carrier Safety Administration (FMCSA), an agency of the U.S. Department of Transportation, and by various state agencies. Certain of the Operating Subsidiaries are licensed as ocean transportation intermediaries by the U.S. Federal Maritime Commission as non-vessel-operating common carriers and/or as ocean freight forwarders. The Company’s air transportation activities in the United States are subject to regulation by the U.S. Department of Transportation as an indirect air carrier. The Company is also subject to regulations and requirements relating to safety and security promulgated by, among others, the U.S. Department of Homeland Security through the Bureau of U.S. Customs and Border Protection and the Transportation Security Administration, the Canada Border Services Agency and various state and local agencies and port authorities. The transportation industry is subject to possible regulatory and legislative changes (such as increasingly stringent environmental and/or safety/security regulations or limits on vehicle weight and size) that may affect the economics of the industry by requiring changes in operating practices or by changing the demand for common or contract carrier services or the cost of providing truckload or other transportation or logistics services. Any such regulatory or legislative changes could have a material adverse effect on Landstar, including its results of operations and financial condition.

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

No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2007.

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

	2007 Market Price		2006 Market Price		Dividends Declared
Fiscal Period	High	Low	High	Low	2007	2006

First Quarter	$48.45	$38.51	$48.10	$38.72	$0.0300	$0.025
Second Quarter	52.19	45.21	47.68	40.55	0.0300	0.025
Third Quarter	51.43	39.71	49.01	39.27	0.0375	0.030
Fourth Quarter	44.98	36.50	47.76	37.75	0.0375	0.030

The reported last sale price per share of the Common Stock as reported on the NASDAQ Global Select Market on February 1, 2008 was $46.87 per share. As of such date, Landstar had 52,510,874 shares of Common Stock outstanding. As of February 1, 2008, the Company had 71 stockholders of record of its Common Stock. However, the Company estimates that it has a significantly greater number of stockholders because a substantial number of the Company’s shares are held by brokers or dealers for their customers in street name.

It is the intention of the Board of Directors to pay a quarterly dividend going forward.

Purchases of Equity Securities by the Company

The following table provides information regarding the Company’s purchases of its Common Stock during the period from September 30, 2007 to December 29, 2007, the Company’s fourth fiscal quarter:

				Maximum
			Total	Number of
			Number of	Shares That
	Total		Shares Purchased	May Yet be
	Number of	Average	as Part of Publicly	Purchased
	Shares	Price Paid	Announced	Under the
Fiscal Period	Purchased	per Share	Programs	Programs

September 30, 2007				2,000,000
Sept. 30, 2007 — Oct. 27, 2007	359,956	$41.67	359,956	1,640,044
Oct. 28, 2007 — Nov. 24, 2007	905,643	$39.13	905,643	734,401
Nov. 25, 2007 — Dec. 29, 2007	—		—	734,401

Total	1,265,599	$39.86	1,265,599

On August 27, 2007, Landstar System, Inc. announced that it had been authorized by its Board of Directors to purchase up to 2,000,000 shares of its Common Stock from time to time in the open market and in privately negotiated transactions. No specific expiration date has been assigned to the August 27, 2007 authorization.

The Company maintains three stock option plans and one stock compensation plan. The following table presents information related to securities authorized for issuance under these plans at December 29, 2007:

			Number of Securities
	Number of Securities		Remaining Available for
	to be Issued Upon	Weighted-Average	Future Issuance Under
	Exercise of	Exercise Price of	Equity Compensation
Plan Category	Outstanding Options	Outstanding Options	Plans

Equity Compensation Plans Approved by Security Holders	2,198,308	$31.10	3,791,823
Equity Compensation Plans Not Approved by Security Holders	0	0	0

Included in the number of securities remaining available for future issuance under equity compensation plans was 150,423 shares of Common Stock reserved for issuance under the 2003 Directors’ Stock Compensation Plan.

Financial Model Shareholder Returns

The following graph illustrates the return that would have been realized assuming reinvestment of dividends by an investor who invested $100 in each of the Company’s Common Stock, the Standard and Poor’s 500 Stock Index and the Dow Jones Transportation Stock Index for the period commencing December 31, 2002 through December 31, 2007.

Financial Model
Shareholder Returns

Item 6.	Selected Financial Data

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

SELECTED CONSOLIDATED FINANCIAL DATA
(Dollars in thousands, except per share amounts)

	Fiscal Years
Income Statement Data:	2007	2006	2005	2004	2003

Revenue	$2,487,277	$2,513,756	$2,517,828	$2,019,936	$1,596,571
Investment income	5,347	4,250	2,695	1,346	1,220
Costs and expenses:
Purchased transportation	1,884,207	1,890,755	1,880,431	1,510,963	1,185,043
Commissions to agents	200,630	199,775	203,730	161,011	125,997
Other operating costs	28,997	45,700	36,709	37,130	37,681
Insurance and claims	49,832	39,522	50,166	60,339	45,690
Selling, general and administrative	125,177	134,239	140,345	124,357	111,227
Depreciation and amortization	19,088	16,796	15,920	13,959	12,736

Total costs and expenses	2,307,931	2,326,787	2,327,301	1,907,759	1,518,374

Operating income	184,693	191,219	193,222	113,523	79,417
Interest and debt expense	6,685	6,821	4,744	3,025	3,240

Income before income taxes	178,008	184,398	188,478	110,498	76,177
Income taxes	68,355	71,313	72,880	42,661	29,146

Net income	$109,653	$113,085	$115,598	$67,837	$47,031

Earnings per common share	$2.01	$1.95	$1.95	$1.13	$0.77
Diluted earnings per share	$1.99	$1.93	$1.91	$1.10	$0.75
Dividends paid per common share	$0.135	$0.110	$0.050

	Dec. 29,	Dec. 30,	Dec. 31,	Dec. 25,	Dec. 27,
Balance Sheet Data:	2007	2006	2005	2004	2003

Total assets	$629,001	$646,651	$765,814	$586,802	$441,072
Long-term debt, including current maturities	164,753	129,321	166,973	92,090	91,456
Shareholders’ equity	180,786	230,274	255,689	215,129	145,130

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following is a “safe harbor” statement under the Private Securities Litigation Reform Act of 1995. Statements contained in this document that are not based on historical facts are “forward-looking statements.” This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Form 10-K contain forward-looking statements, such as statements which relate to Landstar’s business objectives, plans, strategies and expectations. Terms such as “anticipates,” “believes,” “estimates,” “expects,” “plans,” “predicts,” “may,” “should,” “could,” “will,” the negative thereof and similar expressions are intended to identify forward-looking statements. Such statements are by nature subject to uncertainties and risks, including but not limited to: an increase in the frequency or severity of accidents or other claims; unfavorable development of existing accident claims; dependence on third party insurance companies; dependence on independent commission sales agents; dependence on third party capacity providers; substantial industry competition; dependence on key personnel; disruptions or failures in our computer systems; changes in fuel taxes; status of independent contractors; a downturn in economic growth or growth in the transportation sector; and other operational, financial or legal risks or uncertainties detailed in this and Landstar’s other SEC filings from time to time and described in Item 1A of this Form 10-K under the heading “Risk Factors.” These risks and uncertainties could cause actual results or events to differ materially from historical results or those anticipated. Investors should not place undue reliance on such forward-looking statements, and the Company undertakes no obligation to publicly update or revise any forward-looking statements.

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

The global logistics segment is comprised of Landstar Global Logistics, Inc. and its subsidiary, Landstar Express America, Inc. Transportation and logistics services provided by the global logistics segment include the arrangement of multimodal (ground, air, ocean and rail) moves, contract logistics, truck brokerage, emergency and expedited ground, air and ocean freight and warehousing. The global logistics segment markets its services primarily through independent commission sales agents and utilizes capacity provided by BCO Independent Contractors and other third party capacity providers, including Truck Brokerage Carriers, railroads, air and ocean cargo carriers and warehouse owners. Beginning in August 2006, the global logistics segment began the rollout of warehousing services with independent contractors who provide warehouse capacity to the Company under non-exclusive contractual arrangements (“Warehouse Capacity Owners” or “WCO Independent Contractors”). As of December 29, 2007, Landstar Global Logistics, Inc. has executed contracts with 128 Warehouse Capacity Owners.

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

During the fiscal year ended December 29, 2007, the carrier segment contributed 73% of Landstar’s consolidated revenue, the global logistics segment contributed 26% of Landstar’s consolidated revenue and the insurance segment contributed 1% of Landstar’s consolidated revenue.

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

	Fiscal Year
	2007	2006	2005

Number of Million Dollar Agents	495	490	466

Average revenue generated per Million Dollar Agent	$4,571,000	$4,700,000	$5,063,000

Percent of consolidated revenue generated by Million Dollar Agents	91%	92%	94%

Number of independent commission sales agent locations at year end	1,397	1,345	1,150

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

	Fiscal Year
	2007	2006	2005

Carrier Segment:
External revenue generated through (in thousands):
BCO Independent Contractors	$1,288,070	$1,270,649	$1,249,159
Truck Brokerage Carriers	520,321	525,967	442,509

	$1,808,391	$1,796,616	$1,691,668

Revenue per revenue mile	$2.04	$2.02	$1.92
Revenue per load	$1,612	$1,621	$1,542
Average length of haul (miles)	791	803	804
Number of loads	1,121,900	1,108,300	1,097,000
Global Logistics Segment:
External revenue generated through (in thousands):
BCO Independent Contractors(1)	$103,155	$103,588	$159,273
Truck Brokerage Carriers	361,257	396,141	439,604
Rail, Air, Ocean and Bus Carriers and WCOs(2)	177,608	182,813	196,259

	$642,020	$682,542	$795,136

Revenue per load(3)(4)	$1,572	$1,528	$1,555
Number of loads(3)(4)	402,900	380,700	334,000

(1)	Includes revenue from freight hauled by carrier segment BCO Independent Contractors for global logistics customers.

(2)	Included in the 2007, 2006 and 2005 fiscal years was $481,000, $25,067,000 and $44,007,000, respectively, of revenue attributable to buses provided under a contract between Landstar Express America, Inc. and the United States Department of Transportation/Federal Aviation Administration (the “FAA”).

(3)	Revenue per load and number of loads for the 2007, 2006 and 2005 fiscal years exclude the effect of $8,511,000, $100,655,000 and $275,929,000, respectively, of revenue derived under the FAA contract. (See the section “Use of Non-GAAP Financial Measures” on page 25.)

(4)	The number of loads in the fiscal period ended 2006 were restated. This change had no impact on reported revenue.

Also critical to the Company’s success is its ability to secure capacity, particularly truck capacity, at rates that allow the Company to profitably transport customers’ freight. The following table summarizes available truck capacity providers as of the end of the three most recent fiscal years:

	Dec. 29,	Dec. 30,	Dec. 31,
	2007	2006	2005

BCO Independent Contractors	8,403	8,516	8,011
Truck Brokerage Carriers:
Approved and active(1)	16,053	15,247	14,014
Other approved	9,362	8,574	8,497

	25,415	23,821	22,511

Total available truck capacity providers	33,818	32,337	30,522

Number of trucks provided by BCO Independent Contractors	8,993	9,205	8,728

(1)	Active refers to Truck Brokerage Carriers who moved at least one load in the 180 days immediately preceding the fiscal year end.

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

Purchased transportation represents the amount a BCO Independent Contractor or other third party capacity provider is paid to haul freight. The amount of purchased transportation paid to a BCO Independent Contractor is primarily based on a contractually agreed-upon percentage of revenue generated by the haul. Purchased transportation for the brokerage services operations of the carrier segment is based on a negotiated rate for each load hauled. Purchased transportation for the brokerage services operations of the global logistics segment is based on either a negotiated rate for each load hauled or a contractually agreed-upon rate. Purchased transportation for the rail intermodal, air and ocean freight operations of the global logistics segment is based on a contractually agreed-upon fixed rate. Included in revenue in 2007, 2006 and 2005 was revenue related to bus services provided for disaster relief under the FAA contract. Purchased transportation for bus services provided under the FAA contract was based upon a negotiated rate per mile or per day. Purchased transportation as a percentage of revenue for truck brokerage services, rail intermodal operations and bus services is normally higher than that of Landstar’s other transportation operations. Purchased transportation is the largest component of costs and expenses and, on a consolidated basis, increases or decreases in proportion to the revenue generated through BCO Independent Contractors and other third party capacity providers and revenue from the insurance segment.

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

Depreciation and amortization primarily relate to depreciation of trailing equipment and management information services equipment.

The following table sets forth the percentage relationships of income and expense items to revenue for the periods indicated:

	Fiscal Year
	2007	2006	2005

Revenue	100.0%	100.0%	100.0%
Investment income	0.2	0.2	0.1
Costs and expenses:
Purchased transportation	75.8	75.2	74.7
Commissions to agents	8.1	8.0	8.1
Other operating costs	1.1	1.8	1.5
Insurance and claims	2.0	1.6	2.0
Selling, general and administrative	5.0	5.3	5.5
Depreciation and amortization	0.8	0.7	0.6

Total costs and expenses	92.8	92.6	92.4

Operating income	7.4	7.6	7.7
Interest and debt expense	0.3	0.3	0.2

Income before income taxes	7.1	7.3	7.5
Income taxes	2.7	2.8	2.9

Net income	4.4%	4.5%	4.6%

Fiscal Year Ended December 29, 2007 Compared to Fiscal Year Ended December 30, 2006

Revenue for the fiscal year 2007 was $2,487,277,000, a decrease of $26,479,000, or 1.1%, compared to revenue for the 2006 fiscal year. The decrease in revenue was primarily attributable to lower disaster relief revenue provided under the FAA contract in fiscal year 2007 compared to fiscal year 2006. Revenue for disaster relief services provided under the FAA contract in 2007 and 2006 was $8,511,000 and $100,655,000, respectively, including trailer rental revenue of $2,235,000 and $18,778,000, respectively. Revenue increased $11,775,000 and $2,268,000 at the carrier and insurance segments, respectively, while revenue at the global logistics segment decreased $40,522,000. With respect to the carrier segment, revenue per load, the number of loads delivered, the average length of haul and revenue per revenue mile were all approximately the same in 2007 as compared to 2006. The decrease in revenue at the global logistics segment was primarily due to the decreased revenue for disaster relief services provided under the FAA contract. Excluding the number of loads and revenue related to disaster relief services provided by the global logistics segment in 2007 and 2006, the number of loads delivered by the global logistics segment in fiscal year 2007 increased approximately 6% over 2006 and average revenue per load increased approximately 3% over 2006.

Investment income at the insurance segment was $5,347,000 and $4,250,000 for fiscal years 2007 and 2006, respectively. The increase in investment income was primarily due to an increased rate of return attributable to a general increase in interest rates on investments held by the insurance segment and an increase in average investments held at the insurance segment.

Purchased transportation was 75.8% of revenue in 2007 compared with 75.2% in 2006. The increase in purchased transportation as a percentage of revenue was primarily attributable to the effect of decreased revenue under the FAA contract, which tends to have a lower cost of purchased transportation, and increased rates for purchased transportation paid to rail intermodal carriers, partially offset by decreased rates for purchased transportation paid to Truck Brokerage Carriers. Commissions to agents were 8.1% of revenue in 2007 and 8.0% of revenue in 2006. The increase in commissions to agents as a percentage of revenue was primarily attributable to decreased revenue for disaster relief services provided under the FAA contract, which tends to have a lower agent commission rate, and increased commissions to agents primarily attributable to increased gross profit, revenue less the cost of purchased transportation, on truck brokerage revenue. Other operating costs were 1.1% of revenue in 2007 and 1.8% of revenue in 2006. The decrease in other operating costs as a percentage of revenue was primarily attributable to reduced trailer rental costs incurred in support of disaster relief services under the FAA contract. Insurance and claims were 2.0% of revenue in 2007 and 1.6% of revenue in 2006. The increase in insurance and claims as a percentage of revenue was primarily attributable to a $5,000,000 charge for the estimated cost of one severe accident that occurred during the first quarter of 2007 and increased cargo claims expense in 2007. Selling, general and administrative costs were 5.0% of revenue in 2007 and 5.3% in 2006. The decrease in selling, general and administrative costs as a percentage of revenue was primarily attributable to a decreased provision for bonuses under the Company’s incentive compensation programs. Depreciation and amortization was 0.8% of revenue in 2007 and 0.7% of revenue in 2006. The increase in depreciation and amortization as a percentage of revenue was primarily due to an increase in Company-owned trailing equipment.

Interest and debt expense was 0.3% of revenue in both 2007 and 2006.

The provisions for income taxes for the 2007 and 2006 fiscal years were based on estimated full year combined effective income tax rates of approximately 38.4% and 38.7%, respectively, which are higher than the statutory federal income tax rate primarily as a result of state income taxes, the meals and entertainment exclusion and non-deductible stock compensation expense. The decrease in the effective income tax rate was primarily attributable to changes in the mix of income apportioned to the states in which the Company generates revenue and previously unrecognized tax benefits for uncertain tax positions that were recognized in 2007 that had reached the statute of limitations. The Company believes that deferred income tax benefits are more likely than not to be realized because of the Company’s ability to generate future taxable earnings.

Net income for the 2007 fiscal year was $109,653,000, or $2.01 per common share ($1.99 per diluted share), which included approximately $2,153,000 of operating income related to the $8,511,000 of revenue related to emergency transportation services provided primarily under the FAA contract. The $2,153,000 of operating income, net of related income taxes, increased net income approximately $1,325,000, or $0.02 per common share ($0.02 per diluted share). Net income for the 2006 fiscal year was $113,085,000, or $1.95 per common share ($1.93 per diluted share), which included approximately $14,590,000 of operating income related to the $100,655,000 of revenue related to emergency transportation services provided primarily under the FAA contract. The $14,590,000 of operating income, net of related income taxes, increased net income approximately $8,944,000, or $0.15 per common share ($0.15 per diluted share).

Fiscal Year Ended December 30, 2006 Compared to Fiscal Year Ended December 31, 2005

Revenue for the fiscal year 2006 was $2,513,756,000, compared to revenue of $2,517,828,000 for the 2005 fiscal year. Revenue increased $104,948,000 and $3,574,000 at the carrier and insurance segments, respectively, and decreased $112,594,000 at the global logistics segment, primarily attributable to lower disaster relief revenue provided under the FAA contract in fiscal year 2006 compared to fiscal year 2005. With respect to the carrier segment, revenue per load increased approximately 5% while the number of loads delivered in 2006 increased approximately 1% over the number of loads delivered in 2005. The average length of haul per load at the carrier segment remained approximately the same as prior year, however, revenue per revenue mile increased approximately 5%. Included in disaster relief revenue at the global logistics segment for the 2006 and 2005 fiscal years was $100,655,000 and $275,929,000, respectively, of disaster relief revenue provided primarily under the FAA contract. Excluding the number of loads and revenue related to the disaster relief efforts provided by the global logistics segment in 2006 and 2005, the number of loads delivered by the global logistics segment in fiscal year 2006 increased approximately 16% over 2005, however, average revenue per load decreased approximately 3%.

Investment income at the insurance segment was $4,250,000 and $2,695,000 for fiscal years 2006 and 2005, respectively. The increase in investment income was primarily due to an increased rate of return attributable to a general increase in interest rates on investments held by the insurance segment.

Purchased transportation was 75.2% of revenue in 2006 compared with 74.7% in 2005. The increase in purchased transportation as a percentage of revenue was primarily attributable to an increase in the portion of revenue generated under the FAA contract attributable to bus, air and fuel delivery services, which have a higher cost of purchased transportation, and increased truck brokerage and rail intermodal revenue, which tend to have a higher cost of purchased transportation compared to revenue generated through BCO Independent Contractors, partially offset by lower rates for purchased transportation paid to Truck Brokerage Carriers. Commissions to agents were 8.0% of revenue in 2006 and 8.1% of revenue in 2005. The decrease in commissions to agents as a percentage of revenue was primarily attributable to the change in the mix of revenue generated under the FAA contract in 2006 towards transportation services which have a lower commission rate. Other operating costs were 1.8% of revenue in 2006 and 1.5% of revenue in 2005. The increase was primarily attributable to trailer rental costs incurred in support of disaster relief services provided under the FAA contract, partially offset by reduced other trailer rent expense and maintenance costs, as a result of the Company’s on-going effort to reduce the cost of Company provided trailing equipment. Insurance and claims were 1.6% of revenue in 2006 and 2.0% of revenue in 2005. The decrease in insurance and claims as a percentage of revenue was primarily attributable to favorable development of prior year claims in 2006, lower frequency and severity of commercial trucking accidents in 2006, and increased truck brokerage revenue, which has a lower claims risk profile than revenue hauled by BCO Independent Contractors. Selling, general and administrative costs were 5.3% of revenue in 2006 and 5.5% in 2005. The decrease in selling, general and administrative costs as a percentage of revenue was primarily attributable to a decreased provision for bonuses under the Company’s incentive compensation programs. Depreciation and amortization was 0.7% of revenue in 2006 and 0.6% of revenue in 2005. The increase in depreciation and amortization as a percentage of revenue was primarily due to an increase in Company owned trailing equipment as opposed to trailing equipment obtained through operating leases.

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

Use of Non-GAAP Financial Measures

In this annual report on Form 10-K, Landstar provides the following information that may be deemed non-GAAP financial measures for the 2007, 2006 and 2005 fiscal years: (1) revenue per load for the global logistics segment excluding revenue and loads related to disaster relief transportation services provided under the FAA contract and (2) the percentage change in revenue per load for the global logistics segment excluding revenue and loads related to disaster relief transportation services provided under the FAA contract as compared to revenue per load for the global logistics segment for the corresponding prior year periods. Each of the foregoing financial measures should be considered as additional information and not as a substitute for the GAAP financial information presented in this Form 10-K.

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

Capital Resources and Liquidity

Shareholders’ equity was $180,786,000, or 52% of total capitalization (defined as total debt plus equity), at December 29, 2007, compared with $230,274,000, or 64% of total capitalization, at December 30, 2006. The decrease in shareholders’ equity was primarily a result of the purchase of 4,093,100 shares of the Company’s common stock at a total cost of $176,590,000 and dividends paid of $7,389,000, partially offset by net income and the effect of the exercises of stock options during the period. As of December 29, 2007, the Company may purchase an additional 734,401 shares of its common stock under its authorized stock purchase program. Long-term debt including current maturities was $164,753,000 at December 29, 2007, compared to $129,321,000 at December 30, 2006. Working capital and the ratio of current assets to current liabilities were $184,078,000 and 1.7 to 1, respectively, at December 29, 2007, compared with $221,168,000 and 1.9 to 1, respectively, at December 30, 2006. Landstar has historically operated with current ratios within the range of 1.5 to 1 to 2.0 to 1. Cash provided by operating activities was $140,608,000 in 2007 compared with cash provided by operating activities of $292,168,000 in 2006. The decrease in cash flow provided by operating activities was primarily attributable to the collection of the 2005 fiscal year end receivable from the FAA for disaster relief transportation services during 2006.

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

At December 29, 2007, the Company had $80,000,000 in borrowings outstanding and $26,868,000 of letters of credit outstanding under the Fourth Amended and Restated Credit Agreement. At December 29, 2007, there was $118,132,000 available for future borrowings under the Company’s Fourth Amended and Restated Credit Agreement. In addition, the Company has $43,254,000 in letters of credit outstanding as collateral for insurance claims that are secured by investments and cash equivalents totaling $45,630,000.

Borrowings under the Fourth Amended and Restated Credit Agreement bear interest at rates equal to, at the option of Landstar, either (i) the greatest of (a) the prime rate as publicly announced from time to time by JPMorgan Chase Bank, (b) the three month CD rate adjusted for statutory reserves and FDIC assessment costs plus 1% and (c) the federal funds effective rate plus 1/2%, or, (ii) the rate at the time offered to JPMorgan Chase Bank in the Eurodollar market for amounts and periods comparable to the relevant loan plus a margin that is determined based on the level of the Company’s Leverage Ratio, as defined in the Fourth Amended and Restated Credit Agreement. The margin is subject to an increase of 0.125% if the aggregate amount outstanding under the Fourth Amended and Restated Credit Agreement exceeds 50% of the total borrowing capacity. As of December 29, 2007, the margin was equal to 62.5/100 of 1%.

The unused portion of the Fourth Amended and Restated Credit Agreement carries a commitment fee determined based on the level of the Leverage Ratio, as therein defined. As of December 29, 2007, the commitment fee for the unused portion of the Fourth Amended and Restated Credit Agreement was 0.20%. At December 29, 2007, the weighted average interest rate on borrowings outstanding under the Fourth Amended and Restated Credit Agreement was 5.92%.

The Fourth Amended and Restated Credit Agreement contains a number of covenants that limit, among other things, the incurrence of additional indebtedness, the incurrence of operating or capital lease obligations and the purchase of operating property. The Fourth Amended and Restated Credit Agreement also requires Landstar to meet certain financial tests. Landstar is required to, among other things, maintain minimum levels of Consolidated Net Worth and Fixed Charge Coverage and limit its borrowings to a specified ratio of indebtedness to earnings before interest, taxes, depreciation and amortization (the “Leverage Ratio”), as each is defined in the Fourth Amended and Restated Credit Agreement. None of these covenants are presently considered by management to be materially restrictive to the Company’s operations, capital resources or liquidity. The Company is currently in compliance with all of the debt covenants under the Fourth Amended and Restated Credit Agreement. The Fourth Amended and Restated Credit Agreement provides that the Company maintain a minimum Consolidated Net Worth of $80,000,000. Under the most restrictive covenant, the Fixed Charge Coverage, fixed charges were $74,580,000 lower than the maximum amount allowed at December 29, 2007.

The Fourth Amended and Restated Credit Agreement provides for an event of default related to a person or group acquiring 25% or more of the outstanding capital stock of the Company or obtaining the power to elect a majority of the Company’s directors.

Borrowings under the Fourth Amended and Restated Credit Agreement are unsecured, however, Landstar System, Inc., LSHI and all but two subsidiaries guarantee the obligations under the Fourth Amended and Restated Credit Agreement.

The Fourth Amended and Restated Credit Agreement provides for a restriction on cash dividends on the Company’s capital stock only to the extent there is an event of default under the Fourth Amended and Restated Credit Agreement.

Historically, the Company has generated sufficient operating cash flow to meet its debt service requirements, fund continued growth, both internal and through acquisitions, complete or execute share purchases of its common stock under authorized share purchase programs, pay dividends and meet working capital needs. As a non-asset based provider of transportation capacity and logistics services, the Company’s annual capital requirements for operating property are generally for trailing equipment and management information services equipment. In addition, a portion of the trailing equipment used by the Company is provided by third party capacity providers, thereby reducing the Company’s capital requirements. During 2007, 2006 and 2005, the Company purchased $6,514,000, $4,173,000 and $3,857,000, respectively, of operating property and acquired $36,046,000, $36,594,000 and $28,512,000, respectively, of trailing equipment by entering into capital leases. Landstar anticipates acquiring approximately $20,000,000 of operating property during fiscal year 2008 either by purchase or by lease financing. Prior to 2003, the Company historically funded its acquisition of Company provided fixed cost trailing equipment using capital leases. During 2004 and 2003, the Company acquired van trailing equipment under a long-term operating lease at a fixed monthly rental price per trailer. The Company does not currently anticipate any other significant capital requirements in 2008.

Since January 1997, the Company has purchased $764,810,000 of its common stock under programs authorized by the Board of Directors of the Company in open market and private block transactions. The Company has used cash provided by operating activities and borrowings on the Company’s revolving credit facilities to fund the purchases.

Contractual Obligations and Commitments

At December 29, 2007, the Company’s obligations and commitments to make future payments under contracts, such as debt and lease agreements, were as follows (in thousands):

	Payments Due By Period
		Less Than	1-3	4-5	More Than
Contractual Obligation	Total	1 Year	Years	Years	5 Years

Long-term debt	$80,000		$80,000
Capital lease obligations	93,732	$27,079	46,876	$19,777
Operating leases	23,411	7,633	7,564	4,313	$3,901

	$197,143	$34,712	$134,440	$24,090	$3,901

Long-term debt represents borrowings under the Fourth Amended and Restated Credit Agreement and does not include interest. Capital lease obligations above include $8,979,000 of imputed interest. Operating leases primarily include $13,710,000 related to the Company’s main office facility located in Jacksonville, Florida and $5,198,000 related to a long-term operating lease for trailing equipment. At December 29, 2007, the Company has gross unrecognized tax benefits of $16,401,000. This amount is excluded from the table above as the Company cannot reasonably estimate the period of cash settlement with the respective taxing authorities.

Off-Balance Sheet Arrangements

As of December 29, 2007, the Company had no off-balance sheet arrangements, other than operating leases as disclosed in the table of Contractual Obligations and Commitments above, that have or are reasonably likely to have a current or future material effect on the Company’s financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Critical Accounting Policies and Estimates

The allowance for doubtful accounts for both trade and other receivables represents management’s estimate of the amount of outstanding receivables that will not be collected. Historically, management’s estimates for uncollectible receivables have been materially correct. Although management believes the amount of the allowance for both trade and other receivables at December 29, 2007 is appropriate, a prolonged period of low or no economic growth may adversely affect the collection of these receivables. Conversely, a more robust economic environment may result in the realization of some portion of the estimated uncollectible receivables.

Landstar provides for the estimated costs of self-insured claims primarily on an actuarial basis. The amount recorded for the estimated liability for claims incurred is based upon the facts and circumstances known on the applicable balance sheet date. The ultimate resolution of these claims may be for an amount greater or less than the amount estimated by management. The Company continually revises its existing claim estimates as new or revised information becomes available on the status of each claim. Historically, the Company has experienced both favorable and unfavorable development of prior year claims estimates. During fiscal years 2007, 2006 and 2005, insurance and claims costs included $8,296,000, $7,739,000 and $1,525,000, respectively, of favorable adjustments to prior years claims estimates. It is reasonably likely that the ultimate outcome of settling all outstanding claims will be more or less than the estimated claims reserve at December 29, 2007.

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

Significant variances from management’s estimates for the amount of uncollectible receivables, the ultimate resolution of self-insured claims or the provision for uncertainty in income tax positions can all be expected to positively or negatively affect Landstar’s earnings in a given quarter or year. However, management believes that the ultimate resolution of these items, given a range of reasonably likely outcomes, will not significantly affect the long-term financial condition of Landstar or its ability to fund its continuing operations.

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

Recently Issued Accounting Standards Not Currently Effective

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. In February 2007, the FASB issued

Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits entities to choose to measure certain financial assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of SFAS 157 or SFAS 159 to have a significant effect on the Company’s financial condition or results of operations.

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

Borrowings under the Fourth Amended and Restated Credit Agreement bear interest at rates equal to, at the option of Landstar, either (i) the greatest of (a) the prime rate as publicly announced from time to time by JPMorgan Chase Bank, (b) the three month CD rate adjusted for statutory reserves and FDIC assessment costs plus 1% and (c) the federal funds effective rate plus 1/2%, or, (ii) the rate at the time offered to JPMorgan Chase Bank in the Eurodollar market for amounts and periods comparable to the relevant loan plus a margin that is determined based on the level of the Company’s Leverage Ratio, as defined in the Fourth Amended and Restated Credit Agreement. The margin is subject to an increase of 0.125% if the aggregate amount outstanding under the Fourth Amended and Restated Credit Agreement exceeds 50% of the borrowing capacity. As of December 29, 2007, the weighted average interest rate on borrowings outstanding was 5.92%. During fiscal 2007, the average outstanding balance under the Fourth Amended and Restated Credit Agreement was approximately $55,420,000. Based on the borrowing rates in the Fourth Amended and Restated Credit Agreement and the repayment terms, the fair value of the outstanding borrowings as of December 29, 2007 was estimated to approximate carrying value. Assuming that debt levels on the Fourth Amended and Restated Credit Agreement remain at $80,000,000, the balance at December 29, 2007, a hypothetical increase of 100 basis points in current rates provided for under the Fourth Amended and Restated Credit Agreement is estimated to result in an increase in interest expense of $800,000 on an annualized basis.

All amounts outstanding on the Fourth Amended and Restated Credit Agreement are payable on July 8, 2009, the expiration of the Fourth Amended and Restated Credit Agreement.

Long-term investments, all of which are available-for-sale, consist of investment grade bonds having maturities of up to five years. Assuming that the long-term portion of investments in bonds remains at $14,939,000, the balance at December 29, 2007, a hypothetical increase or decrease in interest rates of 100 basis points would not have a material impact on future earnings on an annualized basis. Short-term investments consist of short-term investment grade instruments and the current maturities of investment grade bonds. Accordingly, any future interest rate risk on these short-term investments would not be material.

Item 8.	Financial Statements and Supplementary Data

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	Dec. 29, 2007	Dec. 30, 2006

ASSETS
Current Assets
Cash and cash equivalents	$60,750	$91,491
Short-term investments	22,921	21,548
Trade accounts receivable, less allowance of $4,469 and $4,834	310,258	318,983
Other receivables, including advances to independent contractors, less allowance of $4,792 and $4,512	11,170	14,198
Deferred income taxes and other current assets	28,554	25,142

Total current assets	433,653	471,362

Operating property, less accumulated depreciation and amortization of $88,284 and $77,938	132,369	110,957
Goodwill	31,134	31,134
Other assets	31,845	33,198

Total assets	$629,001	$646,651

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Cash overdraft	$25,769	$25,435
Accounts payable	117,122	122,313
Current maturities of long-term debt	23,155	18,730
Insurance claims	28,163	25,238
Accrued income taxes	14,865	10,023
Other current liabilities	40,501	48,455

Total current liabilities	249,575	250,194

Long-term debt, excluding current maturities	141,598	110,591
Insurance claims	37,631	36,232
Deferred income taxes	19,411	19,360
Shareholders’ Equity
Common stock, $0.01 par value, authorized 160,000,000 shares, issued 65,630,383 and 64,993,143 shares	656	650
Additional paid-in capital	132,788	108,020
Retained earnings	601,537	499,273
Cost of 13,121,109 and 9,028,009 shares of common stock in treasury	(554,252)	(377,662)
Accumulated other comprehensive gain (loss)	57	(7)

Total shareholders’ equity	180,786	230,274

Total liabilities and shareholders’ equity	$629,001	$646,651

See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share amounts)

	Fiscal Years Ended
	Dec. 29,	Dec. 30,	Dec. 31,
	2007	2006	2005

Revenue	$2,487,277	$2,513,756	$2,517,828
Investment income	5,347	4,250	2,695
Costs and expenses:
Purchased transportation	1,884,207	1,890,755	1,880,431
Commissions to agents	200,630	199,775	203,730
Other operating costs	28,997	45,700	36,709
Insurance and claims	49,832	39,522	50,166
Selling, general and administrative	125,177	134,239	140,345
Depreciation and amortization	19,088	16,796	15,920

Total costs and expenses	2,307,931	2,326,787	2,327,301

Operating income	184,693	191,219	193,222
Interest and debt expense	6,685	6,821	4,744

Income before income taxes	178,008	184,398	188,478
Income taxes	68,355	71,313	72,880

Net income	$109,653	$113,085	$115,598

Earnings per common share	$2.01	$1.95	$1.95

Diluted earnings per share	$1.99	$1.93	$1.91

Average number of shares outstanding:
Earnings per common share	54,681,000	57,854,000	59,199,000

Diluted earnings per share	55,156,000	58,654,000	60,413,000

Dividends paid per common share	$0.135	$0.110	$0.050

See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Fiscal Years Ended
	Dec. 29,	Dec. 30,	Dec. 31,
	2007	2006	2005

OPERATING ACTIVITIES
Net income	$109,653	$113,085	$115,598
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization of operating property	19,088	16,796	15,920
Non-cash interest charges	174	174	174
Provisions for losses on trade and other accounts receivable	4,100	5,349	5,939
Gains on sales and disposals of operating property, net	(1,648)	(475)	(340)
Deferred income taxes, net	521	3,297	(2,019)
Stock-based compensation	8,288	7,173	6,453
Changes in operating assets and liabilities:
Decrease (increase) in trade and other accounts receivable	7,653	207,128	(198,894)
Decrease (increase) in other assets	(3,207)	(7,761)	686
Increase (decrease) in accounts payable	(5,191)	(42,196)	44,312
Increase (decrease) in other liabilities	(3,147)	(6,145)	10,979
Increase (decrease) in insurance claims	4,324	(4,257)	685

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	140,608	292,168	(507)

INVESTING ACTIVITIES
Net change in other short-term investments	3,272	(4,462)	(1,747)
Sales and maturities of investments	44,224	42,334	4,977
Purchases of investments	(48,266)	(41,239)	(6,450)
Purchases of operating property	(6,514)	(4,173)	(3,857)
Proceeds from sales of operating property	3,708	2,620	4,492

NET CASH USED BY INVESTING ACTIVITIES	(3,576)	(4,920)	(2,585)

FINANCING ACTIVITIES
Increase (decrease) in cash overdraft	334	(4,394)	6,282
Proceeds from repayment of notes receivable arising from exercises of stock options	—	47	423
Dividends paid	(7,389)	(6,361)	(2,922)
Proceeds from exercises of stock options	12,862	10,533	9,216
Excess tax benefit on stock option exercises	3,624	5,758	7,036
Borrowings on revolving credit facility	58,000	5,000	57,000
Purchases of common stock	(176,590)	(156,492)	(95,600)
Principal payments on long-term debt and capital lease obligations	(58,614)	(79,246)	(10,629)

NET CASH USED BY FINANCING ACTIVITIES	(167,773)	(225,155)	(29,194)

Increase (decrease) in cash and cash equivalents	(30,741)	62,093	(32,286)
Cash and cash equivalents at beginning of period	91,491	29,398	61,684

Cash and cash equivalents at end of period	$60,750	$91,491	$29,398

See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Fiscal Years Ended December 29, 2007,
December 30, 2006 and December 31, 2005
(Dollars in thousands)

								Notes
								Receivable
								Arising
							Accumulated	from
			Add’l		Treasury Stock		Other	Exercises
	Common Stock		Paid-In	Retained	at Cost		Comprehensive	of Stock
	Shares	Amount	Capital	Earnings	Shares	Amount	Income (Loss)	Options	Total

Balance December 25, 2004	63,154,190	$632	$62,198	$279,873	2,490,930	$(127,151)	$47	$(470)	$215,129
Net income				115,598					115,598
Dividends paid ($0.050 per share)				(2,922)					(2,922)
Purchases of common stock					2,873,053	(95,600)			(95,600)
Exercises of stock options, including excess tax benefit	991,712	10	16,242						16,252
Director compensation paid in common stock	6,000		193						193
Stock-based compensation expense			6,260						6,260
Repayment of notes receivable arising from exercises of stock options								423	423
Incentive compensation paid in common stock			(361)		(19,100)	975			614
Unrealized loss on available-for-sale investments, net of income taxes							(258)		(258)

Balance December 31, 2005	64,151,902	642	84,532	392,549	5,344,883	(221,776)	(211)	(47)	255,689
Net income				113,085					113,085
Dividends paid ($0.110 per share)				(6,361)					(6,361)
Purchases of common stock					3,697,726	(156,492)			(156,492)
Exercises of stock options, including excess tax benefit	835,241	8	16,283						16,291
Director compensation paid in common stock	6,000		265						265
Stock-based compensation expense			6,908						6,908
Repayment of note receivable arising from exercise of stock options								47	47
Incentive compensation paid in common stock			32		(14,600)	606			638
Unrealized gain on available-for-sale investments, net of income taxes							204		204

Balance December 30, 2006	64,993,143	650	108,020	499,273	9,028,009	(377,662)	(7)	0	230,274
Net income				109,653					109,653
Dividends paid ($0.135 per share)				(7,389)					(7,389)
Purchases of common stock					4,093,100	(176,590)			(176,590)
Exercises of stock options, including excess tax benefit	623,663	6	16,480						16,486
Director compensation paid in common stock	13,577		678						678
Stock-based compensation expense			7,610						7,610
Unrealized gain on available-for-sale investments, net of income taxes							64		64

Balance December 29, 2007	65,630,383	$656	$132,788	$601,537	13,121,109	$(554,252)	$57	$0	$180,786

See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Significant Accounting Policies

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

Investments

Investments, all of which are available-for-sale, consist of investment-grade bonds having maturities of up to five years. Investments are carried at fair value, with unrealized gains and losses, net of related income taxes, reported as accumulated other comprehensive income. Short-term investments include $8,823,000 in current maturities of investment grade bonds and $14,098,000 of cash equivalents held by the Company’s insurance segment at December 29, 2007. These short-term investments together with $14,939,000 of the non-current portion of investment grade bonds and $7,770,000 of cash equivalents included in other assets at

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 29, 2007, provide collateral for the $43,254,000 of letters of credit issued to guarantee payment of insurance claims. Based upon quoted market prices, the unrealized gain on these bonds was $88,000 at December 29, 2007 and the unrealized loss on these bonds was $11,000 at December 30, 2006.

Investment income represents the earnings on the insurance segment’s assets. Investment income earned from the assets of the insurance segment are included as a component of operating income as the investing activities and earnings thereon generally comprise a significant portion of the insurance segment’s profitability.

Operating Property

Operating property is recorded at cost. Depreciation is provided on a straight-line basis over the estimated useful lives of the related assets. Trailing equipment is being depreciated over 7 years. Hardware and software included in management information services equipment is generally being depreciated over 3 to 7 years.

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

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company adopted FIN 48 on January 1, 2007.

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

The following table provides a reconciliation of the average number of common shares outstanding used to calculate earnings per share to the average number of common shares and common share equivalents outstanding used to calculate diluted earnings per share (in thousands):

	Fiscal Year
	2007	2006	2005

Average number of common shares outstanding	54,681	57,854	59,199
Incremental shares from assumed exercises of stock options	475	800	1,214

Average number of common shares and common share equivalents outstanding	55,156	58,654	60,413

For the fiscal years ended December 29, 2007, December 30, 2006 and December 31, 2005, there were 9,000, 5,000 and 470,000, respectively, options outstanding to purchase shares of common stock excluded from the calculation of diluted earnings per share because they were antidilutive.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Share-Based Payments

On January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123R (“FAS 123R”), Share-Based Payment. The Company adopted FAS 123R using the modified retrospective method. Under the modified retrospective method, compensation cost is recognized in the financial statements for all share-based payments granted after January 1, 2006 based on the requirements of FAS 123R and based on the requirements of FAS 123 for all unvested awards granted prior to January 1, 2006. The Company recognizes compensation cost for stock option awards on a straight line basis over the requisite service period for the entire award.

(2)	Comprehensive Income

The following table includes the components of comprehensive income for the fiscal years ended December 29, 2007, December 30, 2006 and December 31, 2005 (in thousands):

	Fiscal Year
	2007	2006	2005

Net income	$109,653	$113,085	$115,598
Unrealized holding gains/(losses) on available-for-sale investments, net of income taxes	64	204	(258)

Comprehensive income	$109,717	$113,289	$115,340

The unrealized holding gain on available-for-sale investments during 2007 represents the mark-to-market adjustment of $99,000 net of related income taxes of $35,000. The unrealized holding gain on available-for-sale investments during 2006 represents the mark-to-market adjustment of $316,000 net of related income taxes of $112,000. The unrealized holding loss on available-for-sale investments during 2005 represents the mark-to-market adjustment of $400,000 net of related income tax benefits of $142,000.

(3)	Income Taxes

The provisions for income taxes consisted of the following (in thousands):

	Fiscal Year
	2007	2006	2005

Current:
Federal	$61,266	$60,599	$65,804
State	6,568	7,417	9,095

	67,834	68,016	74,899
Deferred:
Federal	296	2,650	(2,104)
State	225	647	85

	521	3,297	(2,019)

Income taxes	$68,355	$71,313	$72,880

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Temporary differences and carryforwards which gave rise to deferred tax assets and liabilities consisted of the following (in thousands):

	Dec. 29, 2007	Dec. 30, 2006

Deferred tax assets:
Receivable valuations	$3,927	$3,847
Share-based payments	4,554	3,989
Self-insured claims	7,358	4,081
Other	3,201	4,562

	$19,040	$16,479

Deferred tax liabilities:
Operating property	$21,273	$18,718
Goodwill	5,509	4,982

	$26,782	$23,700

Net deferred tax liability	$7,742	$7,221

The following table summarizes the differences between income taxes calculated at the federal income tax rate of 35% on income before income taxes and the provisions for income taxes (in thousands):

	Fiscal Year
	2007	2006	2005

Income taxes at federal income tax rate	$62,303	$64,539	$65,967
State income taxes, net of federal income tax benefit	4,415	5,234	5,967
Meals and entertainment exclusion	802	720	229
Share-based payments	598	443	457
Other, net	237	377	260

Income taxes	$68,355	$71,313	$72,880

As of December 29, 2007, the Company had $12,326,000 of net unrecognized tax benefits representing the provision for the uncertainty of certain tax positions plus a component of interest and penalties. The implementation of FIN 48 did not have a significant impact on the provision for unrecognized tax benefits as of December 31, 2006. Estimated interest and penalties on the provision for the uncertainty of certain tax positions is included in income tax expense. At December 29, 2007 there was $6,331,000 accrued for estimated interest and penalties related to the uncertainty of certain tax positions. During fiscal year 2007, the Company recognized $1,190,000 of expense for estimated interest and penalties related to the uncertainty of certain tax positions. The Company does not currently anticipate any significant increase or decrease to the unrecognized tax benefit during 2008.

The Company files a consolidated U.S. federal income tax return. The Company or its subsidiaries file state tax returns in the majority of the U.S. state tax jurisdictions. With few exceptions, the Company and its subsidiaries are no longer subject to U.S. federal or state income tax examinations by tax authorities for years prior to 2003.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the rollforward of the total amounts of gross unrecognized tax benefits (in thousands):

Gross unrecognized tax benefits January 1, 2007	$15,175
Gross increases related to current year tax positions	2,036
Gross increases related to prior year tax positions	1,957
Gross decreases related to prior year tax positions	(1,511)
Lapse of statute of limitations	(1,256)

Gross unrecognized tax benefits December 29, 2007	$16,401

Landstar paid income taxes of $64,366,000 in 2007, $67,062,000 in 2006 and $65,367,000 in 2005.

(4)	Operating Property

Operating property is summarized as follows (in thousands):

	Dec. 29,	Dec. 30,
	2007	2006

Land	$1,921	$1,921
Leasehold improvements	9,384	8,955
Buildings and improvements	8,181	7,741
Trailing equipment	167,207	140,426
Other equipment	33,960	29,852

	220,653	188,895
Less accumulated depreciation and amortization	88,284	77,938

	$132,369	$110,957

Included above is $132,456,000 in 2007 and $99,107,000 in 2006 of operating property under capital leases, $102,680,000 and $80,707,000, respectively, net of accumulated amortization. Landstar acquired operating property by entering into capital leases in the amount of $36,046,000 in 2007, $36,594,000 in 2006 and $28,512,000 in 2005.

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

The expense for the Company-sponsored defined contribution plan was $1,461,000 in 2007, $1,367,000 in 2006 and $1,312,000 in 2005.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(6)	Debt

Long-term debt is summarized as follows (in thousands):

	Dec. 29,	Dec. 30,
	2007	2006

Capital leases	$84,753	$69,321
Revolving credit facility	80,000	60,000

	164,753	129,321
Less current maturities	23,155	18,730

Total long-term debt	$141,598	$110,591

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

Borrowings under the Fourth Amended and Restated Credit Agreement bear interest at rates equal to, at the option of Landstar, either (i) the greatest of (a) the prime rate as publicly announced from time to time by JPMorgan Chase Bank, (b) the three month CD rate adjusted for statutory reserves and FDIC assessment costs plus 1% and (c) the federal funds effective rate plus 1/2%, or, (ii) the rate at the time offered to JPMorgan Chase Bank in the Eurodollar market for amounts and periods comparable to the relevant loan plus a margin that is determined based on the level of the Company’s Leverage Ratio, as defined in the Fourth Amended and Restated Credit Agreement. The margin is subject to an increase of 0.125% if the aggregate amount outstanding under the Fourth Amended and Restated Credit Agreement exceeds 50% of the total borrowing capacity. As of December 29, 2007, the margin was equal to 62.5/100 of 1%.

The unused portion of the Fourth Amended and Restated Credit Agreement carries a commitment fee determined based on the level of the Company’s Leverage Ratio, as therein defined. As of December 29, 2007, the commitment fee for the unused portion of the Fourth Amended and Restated Credit Agreement was 0.20%. At December 29, 2007, the weighted average interest rate on borrowings outstanding under the Fourth Amended and Restated Credit Agreement was 5.92%. Based on the borrowing rates in the Fourth Amended and Restated Credit Agreement and the repayment terms, the fair value of the outstanding borrowings under the Fourth Amended and Restated Credit Agreement was estimated to approximate carrying value.

The Fourth Amended and Restated Credit Agreement contains a number of covenants that limit, among other things, the incurrence of additional indebtedness, the incurrence of operating or capital lease obligations and the purchase of operating property. The Fourth Amended and Restated Credit Agreement also requires Landstar to meet certain financial tests. Landstar is required to, among other things, maintain minimum levels of Consolidated Net Worth and Fixed Charge Coverage and limit its borrowings to a specified ratio of indebtedness to earnings before interest, taxes, depreciation and amortization (the “Leverage Ratio”), as each is defined in the Fourth Amended and Restated Credit Agreement. None of these covenants are presently considered by management to be materially restrictive to the Company’s operations, capital resources or liquidity. The Company is currently in compliance with all of the debt covenants under the Fourth Amended and Restated Credit Agreement. The Fourth Amended and Restated Credit Agreement provides that the Company maintain a minimum Consolidated Net Worth of $80,000,000. Under the most restrictive covenant, the Fixed Charge Coverage, fixed charges were $74,580,000 lower than the maximum amount allowed at December 29, 2007.

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

Borrowings under the Fourth Amended and Restated Credit Agreement are unsecured, however, Landstar System, Inc., LSHI and all but two subsidiaries guarantee the obligations under the Fourth Amended and Restated Credit Agreement.

Landstar paid interest of $7,518,000 in 2007, $8,135,000 in 2006 and $5,040,000 in 2005.

(7)	Leases

The future minimum lease payments under all noncancelable leases at December 29, 2007, principally for trailing equipment and the Company’s headquarters facility in Jacksonville, Florida, are shown in the following table (in thousands):

	Capital	Operating
	Leases	Leases

2008	$27,079	$7,633
2009	26,150	4,377
2010	20,726	3,187
2011	14,393	2,278
2012	5,384	2,035
Thereafter		3,901

	93,732	$23,411

Less amount representing interest (4.3% to 5.9%)	8,979

Present value of minimum lease payments	$84,753

Total rent expense, net of sublease income, was $9,893,000 in 2007, $27,624,000 in 2006 and $17,969,000 in 2005.

(8)	Stock Compensation Plans

Share-Based Payment Arrangements

As of December 29, 2007, the Company had two employee stock option plans and one stock option plan for members of its Board of Directors (the “Plans”). Amounts recognized in the financial statements with respect to these Plans are as follows (in thousands):

	Fiscal Years
	Dec. 29, 2007	Dec. 30, 2006	Dec. 31, 2005

Total cost of the Plans during the period	$7,610	$6,908	$6,260
Amount of related income tax benefit recognized during the period	2,187	2,169	1,902

Net cost of the Plans during the period	$5,423	$4,739	$4,358

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

Options granted under the Plans become exercisable in either three or five equal annual installments commencing on the first anniversary of the date of grant or vest 100% four and one-half years from the date of grant or 100% on the third or fifth anniversary from the date of grant, subject to acceleration in certain circumstances. All options granted under the Plans expire on the tenth anniversary of the date of grant. Under the Plans, the exercise price of each option equals the fair market value of the Company’s common stock on the date of grant. As of December 29, 2007, there were 5,839,708 shares of the Company’s common stock reserved for issuance upon exercise of options granted and to be granted under the Plans.

The fair value of each option grant on its grant date was calculated using the Black-Scholes option pricing model with the following weighted average assumptions for grants made in 2007, 2006 and 2005:

	2007	2006	2005

Expected volatility	33.0%	34.0%	31.0%
Expected dividend yield	0.3%	0.3%	0.0%
Risk-free interest rate	4.75%	4.75%	4.50%
Expected lives (in years)	4.2	4.5	5.0

The Company utilizes historical data, including exercise patterns and employee departure behavior, in estimating the term options will be outstanding. Expected volatility was based on historical volatility and other factors, such as expected changes in volatility arising from planned changes to the Company’s business, if any. The risk-free interest rate was based on the yield of zero coupon U.S. Treasury bonds for terms that approximated the terms of the options granted. The weighted average grant date fair value of stock options granted during 2007, 2006 and 2005 was $14.26, $15.33 and $12.76, respectively.

The total intrinsic value of stock options exercised during 2007, 2006 and 2005 was $16,616,000, $26,411,000 and $27,162,000, respectively. At December 29, 2007, the total intrinsic value of stock options outstanding was $25,853,000. At December 29, 2007, the total intrinsic value of options outstanding and exercisable was $13,554,000.

As of December 29, 2007, there was $8,795,000 of total unrecognized compensation cost related to non-vested stock options granted under the Plans. The compensation cost related to these non-vested options is expected to be recognized over a weighted average period of 2.4 years.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Information regarding the Company’s stock option plans is as follows:

	Options Outstanding		Options Exercisable
		Weighted Average		Weighted Average
		Exercise Price		Exercise price
	Shares	per Share	Shares	Per Share

Options at December 25, 2004	3,115,764	$12.31	664,324	$8.56
Granted	683,000	$35.77
Exercised	(991,712)	$9.29
Forfeited	(12,400)	$22.31

Options at December 31, 2005	2,794,652	$19.07	855,816	$10.37
Granted	650,000	$43.61
Exercised	(835,241)	$12.61
Forfeited	(42,840)	$21.14

Options at December 30, 2006	2,566,571	$27.35	779,739	$16.29
Granted	275,500	$43.00
Exercised	(623,663)	$20.62
Forfeited	(20,100)	$39.96

Options at December 29, 2007	2,198,308	$31.10	747,626	$24.73

The following tables summarize stock options outstanding and exercisable at December 29, 2007:

	Options Outstanding
	Number	Weighted Average	Weighted Average
	Outstanding	Remaining Contractual	Exercise Price
Range of Exercise Prices per Share	Dec. 29, 2007	Life (Years)	per Share

$ 7.11 — $10.00	223,000	3.1	$7.82
$10.01 — $15.00	252,960	4.9	$13.55
$15.01 — $25.00	236,000	6.0	$19.25
$25.01 — $35.00	292,001	6.9	$29.79
$35.01 — $40.00	370,001	7.3	$37.47
$40.01 — $44.00	617,846	8.1	$43.57
$44.01 — $46.83	206,500	9.1	$44.40

	2,198,308	6.8	$31.10

	Options Exercisable
	Number	Weighted Average
	Exercisable	Exercise Price
Range of Exercise Prices per Share	Dec. 29, 2007	per Share

$ 7.11 — $10.00	223,000	$7.82
$10.01 — $15.00	150,240	$13.47
$15.01 — $25.00	2,000	$20.21
$25.01 — $35.00	55,268	$32.74
$35.01 — $40.00	153,334	$37.31
$40.01 — $43.66	163,784	$43.65

	747,626	$24.73

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Under the Directors’ Stock Compensation Plan, outside members of the Board of Directors who are elected or re-elected to the Board will receive 6,000 shares of common stock of the Company, subject to certain restrictions including restrictions on transfer. The Company issued 12,000, 6,000 and 6,000, respectively, shares of the Company’s common stock to members of the Board of Directors upon such members’ re-election at the 2007, 2006 and 2005 annual stockholders’ meetings. On July 19, 2007, 1,577 shares of the Company’s common stock were issued to a member of the Board of Directors upon such member’s election to the Board of Directors. During 2007, 2006 and 2005, the Company reported $678,000, $265,000 and $193,000, respectively, in compensation expense representing the fair market value of these share awards. As of December 29, 2007, there were 150,423 shares of the Company’s common stock reserved for issuance upon the grant of common stock under the Directors’ Stock Compensation Plan.

(9)	Shareholders’ Equity

On August 3, 2006, Landstar System, Inc. announced that it had been authorized by its Board of Directors to purchase up to 2,000,000 shares of its common stock from time to time in the open market and in privately negotiated transactions. During its 2007 second quarter, the Company completed the purchase of shares authorized for purchase under this program. On April 19, 2007, Landstar System, Inc. announced that it had been authorized by its Board of Directors to purchase an additional 2,000,000 shares of its common stock from time to time in the open market and in privately negotiated transactions. During its third fiscal quarter, the Company completed the purchase of shares authorized for purchase under this program. On August 27, 2007, Landstar System, Inc. announced that it had been authorized by its Board of Directors to purchase up to 2,000,000 shares of its common stock from time to time in the open market and in privately negotiated transactions. As of December 29, 2007, Landstar may purchase an additional 734,401 shares of its common stock under its most recently authorized stock purchase program. During 2007, Landstar purchased a total of 4,093,100 shares of its common stock at a total cost of $176,590,000 pursuant to its previously announced stock purchase programs.

The Company has 2,000,000 shares of preferred stock authorized and unissued.

(10)	Segment Information

The Company has three reportable business segments. These are the carrier, global logistics and insurance segments. The carrier segment primarily provides transportation services to the truckload market for a wide range of general commodities over irregular or non-repetitive routes utilizing dry and specialty vans and unsided trailers, including flatbed, drop deck and specialty. It also provides short-to-long haul movement of containers by truck and dedicated power-only truck capacity. The carrier segment markets its services primarily through independent commission sales agents and utilizes independent contractors who provide truck capacity to the Company under exclusive lease arrangements (the “Business Capacity Owner Independent Contractors” or “BCO Independent Contractors”) and other third party truck capacity providers under non-exclusive contractual arrangements (“Truck Brokerage Carriers”). Transportation and logistics services provided by the global logistics segment include the arrangement of multimodal (ground, air, ocean and rail) moves, contract logistics, truck brokerage, emergency and expedited ground, air and ocean freight and warehousing. The global logistics segment markets its services primarily through independent commission sales agents and utilizes capacity provided by BCO Independent Contractors and other third party capacity providers, including Truck Brokerage Carriers, railroads, air and ocean cargo carriers and warehouse capacity owners. The nature of the carrier and global logistics segments’ businesses is such that a significant portion of their operating costs varies directly with revenue. The insurance segment provides risk and claims management services to Landstar’s operating subsidiaries. In addition, it reinsures certain risks of the Company’s BCO Independent Contractors and provides certain property and casualty insurance directly to Landstar’s operating subsidiaries.

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

During 2007, 2006 and 2005, revenue derived from various departments of the United States Government represented 6%, 9% and 17%, respectively, of consolidated revenue. Included in consolidated revenue derived from the various departments of the United States Government in 2007, 2006 and 2005 was $8,511,000, $100,655,000 and $275,929,000, respectively, of revenue related to disaster relief services. These disaster relief services were provided primarily under a contract between Landstar Express America, Inc. and the United States Department of Transportation/Federal Aviation Administration and were reflected in revenue of the global logistics segment. No other single customer accounted for more than 10% of consolidated revenue in 2007, 2006 or 2005. In addition, during 2007 approximately 10% of the Company’s revenue was attributable to the automotive industry. One agent in the global logistics segment contributed approximately $197,000,000 of the Company’s revenue in 2007. Substantially all of the Company’s revenue is generated in the United States.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables summarize information about the Company’s reportable business segments as of and for the fiscal years ending December 29, 2007, December 30, 2006 and December 31, 2005 (in thousands):

		Global
	Carrier	Logistics	Insurance	Other	Total

2007
External revenue	$1,808,391	$642,020	$36,866		$2,487,277
Internal revenue	46,132	3,602	29,217		78,951
Investment income			5,347		5,347
Interest and debt expense				$6,685	6,685
Depreciation and amortization	14,848	78		4,162	19,088
Operating income	180,247	21,397	34,055	(51,006)	184,693
Expenditures on long-lived assets	829			5,685	6,514
Goodwill	20,496	10,638			31,134
Capital lease additions	36,046				36,046
Total assets	382,344	102,782	89,383	54,492	629,001
2006
External revenue	$1,796,616	$682,542	$34,598		$2,513,756
Internal revenue	54,837	2,478	28,293		85,608
Investment income			4,250		4,250
Interest and debt expense				$6,821	6,821
Depreciation and amortization	12,814	152		3,830	16,796
Operating income	181,550	31,433	35,673	(57,437)	191,219
Expenditures on long-lived assets	637	174		3,362	4,173
Goodwill	20,496	10,638			31,134
Capital lease additions	36,594				36,594
Total assets	357,575	115,729	106,322	67,025	646,651
2005
External revenue	$1,691,668	$795,136	$31,024		$2,517,828
Internal revenue	95,872	2,222	31,036		129,130
Investment income			2,695		2,695
Interest and debt expense				$4,744	4,744
Depreciation and amortization	11,262	309		4,349	15,920
Operating income	169,882	60,115	19,374	(56,149)	193,222
Expenditures on long-lived assets	798	20		3,039	3,857
Goodwill	20,496	10,638			31,134
Capital lease additions	28,512				28,512
Total assets	360,083	304,727	58,379	42,625	765,814

(11)	Commitments and Contingencies

At December 29, 2007, in addition to the $43,254,000 letters of credit secured by investments, Landstar had $26,868,000 of letters of credit outstanding under the Company’s revolving credit facility.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Landstar System, Inc.:

We have audited the accompanying consolidated balance sheets of Landstar System, Inc. and subsidiary (the Company) as of December 29, 2007 and December 30, 2006, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for the fiscal years ended December 29, 2007, December 30, 2006 and December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Landstar System, Inc. and subsidiary as of December 29, 2007 and December 30, 2006, and the results of their operations and their cash flows for the fiscal years ended December 29, 2007, December 30, 2006 and December 31, 2005, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, effective December 31, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Landstar System, Inc.’s internal control over financial reporting as of December 29, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 25, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/  KPMG LLP

February 25, 2008
Jacksonville, Florida
Certified Public Accountants

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

QUARTERLY FINANCIAL DATA
(Dollars in thousands, except per share amounts)
(Unaudited)

	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter
	2007	2007	2007	2007

Revenue	$642,865	$634,811	$632,952	$576,649

Operating income	$48,666	$49,648	$49,508	$36,871

Income before income taxes	$46,445	$47,884	$48,400	$35,279
Income taxes	17,414	18,536	18,730	13,675

Net income	$29,031	$29,348	$29,670	$21,604

Earnings per common share(1)	$0.55	$0.54	$0.53	$0.39

Diluted earnings per share(1)	$0.54	$0.54	$0.53	$0.38

Dividends paid per common share	$0.0375	$0.0375	$0.0300	$0.0300

	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter
	2006	2006	2006	2006

Revenue	$611,279	$649,197	$643,238	$610,042

Operating income	$48,652	$51,701	$49,255	$41,611

Income before income taxes	$46,781	$49,893	$47,963	$39,761
Income taxes	18,091	19,313	18,498	15,411

Net income	$28,690	$30,580	$29,465	$24,350

Earnings per common share(1)	$0.51	$0.53	$0.50	$0.41

Diluted earnings per share(1)	$0.50	$0.53	$0.50	$0.41

Dividends paid per common share	$0.0300	$0.0300	$0.0250	$0.0250

(1)	Due to the changes in the number of average common shares and common stock equivalents outstanding during the year, the sum of earnings per share amounts for each quarter do not necessarily sum in the aggregate to the earnings per share amounts for the full year.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Landstar System, Inc.:

Under date of February 25, 2008, we reported on the consolidated balance sheets of Landstar System, Inc. and subsidiary (the Company) as of December 29, 2007 and December 30, 2006, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for the fiscal years ended December 29, 2007, December 30, 2006 and December 31, 2005, which are included in the 2007 annual report to shareholders. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedules as listed in Item 15(a)(2). These financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, effective December 31, 2006.

/s/ KPMG LLP

February 25, 2008
Jacksonville, Florida
Certified Public Accountants

LANDSTAR SYSTEM, INC.

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT
PARENT COMPANY ONLY BALANCE SHEET INFORMATION
(Dollars in thousands, except per share amounts)

	Dec. 29,	Dec. 30,
	2007	2006

ASSETS
Investment in Landstar System Holdings, Inc., net of advances	$180,786	$230,274

Total assets	$180,786	$230,274

LIABILITIES AND SHAREHOLDERS’ EQUITY
Shareholders’ equity:
Common stock, $.01 par value, authorized 160,000,000 shares, issued 65,630,383 and 64,993,143	$656	$650
Additional paid-in capital	132,788	108,020
Retained earnings	601,537	499,273
Cost of 13,121,109 and 9,028,009 shares of common stock in treasury	(554,252)	(377,662)
Accumulated other comprehensive gain/(loss)	57	(7)

Total shareholders’ equity	180,786	230,274

Total liabilities and shareholders’ equity	$180,786	$230,274

See Report of Independent Registered Public Accounting Firm.

LANDSTAR SYSTEM, INC.

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT
PARENT COMPANY ONLY STATEMENT OF INCOME INFORMATION
(Dollars in thousands, except per share amounts)

	Fiscal Years Ended
	Dec. 29,	Dec. 30,	Dec. 31,
	2007	2006	2005

Equity in undistributed earnings of Landstar System Holdings, Inc.	$109,200	$113,079	$115,020
Income taxes	(453)	(6)	(578)

Net income	$109,653	$113,085	$115,598

Earnings per common share	$2.01	$1.95	$1.95

Diluted earnings per share	$1.99	$1.93	$1.91

Dividends paid per common share	$0.135	$0.110	$0.050

Average number of shares outstanding:
Earnings per common share	54,681,000	57,854,000	59,199,000

Diluted earnings per share	55,156,000	58,654,000	60,413,000

See Report of Independent Registered Public Accounting Firm.

LANDSTAR SYSTEM, INC.

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT
PARENT COMPANY ONLY STATEMENT OF CASH FLOWS INFORMATION
(Dollars in thousands)

	Fiscal Years Ended
	Dec. 29,	Dec. 30,	Dec. 31,
	2007	2006	2005

Operating Activities
Net income	$109,653	$113,085	$115,598
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of Landstar System Holdings, Inc.	(109,200)	(113,079)	(115,020)

Net Cash Provided By Operating Activities	453	6	578

Investing Activities
Additional investments in and advances from Landstar System Holdings, Inc., net	167,040	146,509	81,269

Net Cash Provided By Investing Activities	167,040	146,509	81,269

Financing Activities
Excess tax benefit on stock option exercises	3,624	5,758	7,036
Proceeds from repayment of notes receivable arising from exercises of stock options	0	47	423
Proceeds from exercises of stock options	12,862	10,533	9,216
Dividends paid	(7,389)	(6,361)	(2,922)
Purchases of common stock	(176,590)	(156,492)	(95,600)

Net Cash Used By Financing Activities	(167,493)	(146,515)	(81,847)

Change in cash	0	0	0
Cash at beginning of period	0	0	0

Cash at end of period	$0	$0	$0

See Report of Independent Registered Public Accounting Firm.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
For the Fiscal Year Ended December 29, 2007
(Dollars in thousands)

COL A	COL B	COL C		COL D	COL E
		Additions
			Charged to
	Balance at	Charged to	Other	Deductions	Balance at
	Beginning of	Costs and	Accounts	Describe	End of
	Period	Expenses	Describe	(A)	Period

Description
Allowance for doubtful accounts:
Deducted from trade receivables	$4,834	$2,501		$(2,866)	$4,469
Deducted from other receivables	4,512	1,586		(1,306)	4,792
Deducted from other non-current receivables	297	13			310

	$9,643	$4,100		$(4,172)	$9,571

(A)	Write-offs, net of recoveries.

See Report of Independent Registered Public Accounting Firm.

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

See Report of Independent Registered Public Accounting Firm.

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

See Report of Independent Registered Public Accounting Firm.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, an evaluation was carried out, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended). Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of December 29, 2007 to provide reasonable assurance that information required to be disclosed by the Company in reports that it filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

In designing and evaluating disclosure controls and procedures, Company management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Because of the inherent limitation in any control system, no evaluation or implementation of a control system can provide complete assurance that all control issues and all possible instances of fraud have been or will be detected.

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

Management, with the participation of the Company’s principal executive and principal financial officers, assessed the effectiveness of the Company’s internal control over financial reporting as of December 29, 2007. This assessment was performed using the criteria established under the Internal Control-Integrated Framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

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

Based on the assessment performed using the criteria established by COSO, management has concluded that the Company maintained effective internal control over financial reporting as of December 29, 2007.

KPMG LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K for the fiscal year ended December 29, 2007, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting. Such report appears immediately below.

(b)	Attestation Report of the Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Landstar System, Inc:

We have audited Landstar System, Inc.’s internal control over financial reporting as of December 29, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Landstar System, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management report on internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Landstar System, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 29, 2007, based on criteria established in Internal Control — Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Landstar System, Inc. and subsidiary as of December 29, 2007 and December 30, 2006, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for the fiscal years ended December 29, 2007, December 30, 2006 and December 31, 2005, and our report dated February 25, 2008, expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

February 25, 2008
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

None

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

The Company has adopted a Code of Ethics and Business Conduct that applies to each of its directors and employees, including its principal executive officer, principal financial officer, controller and all other employees performing similar functions. The Code of Ethics and Business Conduct is available on the Company’s website at www.landstar.com under “Investor Relations — Corporate Governance.” The Company intends to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding amendments to, or waivers from, a provision or provisions of the Code of Ethics and Business Conduct by posting such information on its website at the web address indicated above.

Item 11.	Executive Compensation

The information required by this Item is set forth under the captions “Compensation of Directors,” “Compensation of Executive Officers,” “Compensation Discussion and Analysis,” “Summary Compensation Table,” “Grants of Plan-Based Awards,” “Option Exercises and Stock Vested,” “Outstanding Equity Awards at Fiscal Year End,” “Nonqualified Deferred Compensation,” “Report of the Compensation Committee on Executive Compensation,” and “Key Executive Employment Protection Agreements” in the Company’s definitive Proxy Statement for its annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item pursuant to Item 201(d) of Regulation S-K is set forth under the caption “Market for Registrants Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” in Part II, Item 5 of this report, and is incorporated by reference herein.

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

(a)(1) Financial Statements and Supplementary Data

(2) Financial Statement Schedules

The report of the Company’s independent registered public accounting firm with respect to the financial statement schedules listed below appears on page 50 of this Annual Report on Form 10-K.

Schedule
Number	Description	Page

I	Condensed Financial Information of Registrant Parent Company Only Balance Sheet Information	51
I	Condensed Financial Information of Registrant Parent Company Only Statement of Income Information	52
I	Condensed Financial Information of Registrant Parent Company Only Statement of Cash Flows Information	53
II	Valuation and Qualifying Accounts For the Fiscal Year Ended December 29, 2007	54
II	Valuation and Qualifying Accounts For the Fiscal Year Ended December 30, 2006	55
II	Valuation and Qualifying Accounts For the Fiscal Year Ended December 31, 2005	56

All other financial statement schedules not listed above have been omitted because the required information is included in the consolidated financial statements or the notes thereto, or is not applicable or required.

(3) Exhibits

Exhibit
No.		Description

(3)		Articles of Incorporation and By-Laws:
3.1		Restated Certificate of Incorporation of the Company dated March 6, 2006, including Certificate of Designation of Junior Participating Preferred Stock dated February 10, 1993. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (Commission File No. 0-21238))
3.2		The Company’s Bylaws, as amended and restated on November 1, 2007. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 29, 2007 (Commission File No. 0-21238))
(4)		Instruments defining the rights of security holders, including indentures:
4.1		Specimen of Common Stock Certificate. (Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 33-57174))
4.2		Fourth Amended and Restated Credit Agreement, dated July 8, 2004, among LSHI, Landstar, the lenders named therein and JPMorgan Chase Bank as administrative agent (including exhibits and schedules thereto). (Incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K filed on July 12, 2004 (Commission File No. 0-21238))
(10)		Material contracts:
10	.1+	Landstar System, Inc. Executive Incentive Compensation Plan (Incorporated by reference to Exhibit A to the Registrant’s Definitive Proxy Statement filed on April 2, 2007 (Commission File No. 0-21238))
10	.2*+	Landstar System Holdings, Inc. Supplemental Executive Retirement Plan, as amended and restated on February 25, 2008
10	.3+	Landstar System, Inc. 1993 Stock Option Plan. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1. (Registration No. 33-67666))
10	.4+	Amendment to the Landstar System, Inc. 1993 Stock Option Plan (Incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 27, 1997 (Commission File No. 0-21238))
10	.5+	Landstar System, Inc. 2002 Employee Stock Option Plan (Incorporated by reference to Exhibit A to the Registrant’s Definitive Proxy Statement filed on March 22, 2002 (Commission File No. 0-21238))
10	.6+	Landstar System, Inc. 1994 Director’s Stock Option Plan. (Incorporated by reference to Exhibit 99 to the Registrant’s Registration Statement on Form S-8 filed July 5, 1995. (Registration No. 33-94304))
10	.7+	First Amendment to the Landstar System, Inc. 1994 Directors Stock Option Plan (Incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 30, 2000 (Commission File No. 0-21238))
10	.8+	Second Amendment to the Landstar System, Inc. 1994 Directors Stock Option Plan (Incorporated by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 30, 2000 (Commission File No. 0-21238))
10	.9+	Directors Stock Compensation Plan, dated May 15, 2003 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2003 (Commission File No. 0-21238))
10	.10+	Form of Indemnification Agreement between the Company and each of the directors and executive officers of the Company. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 27, 2003 (Commission No. 0-21238))
10	.11+	Form of Key Executive Employment Protection Agreement dated January 30, 1998 between Landstar System, Inc. and Robert C. LaRose (Incorporated by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 27, 1997 (Commission File No. 0-21238))

Exhibit
No.		Description

10	.12+	Amendment to Key Executive Employment Protection Agreement, dated August 7, 2002, between Landstar System, Inc. and Robert C. LaRose (Incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 28, 2002 (Commission File No. 0-21238))
10	.13+	Form of Key Executive Employment Protection Agreement between Landstar System, Inc. and each of Joseph J. Beacom, James B. Gattoni, Henry H. Gerkens, Jim M. Handoush, Michael K. Kneller, Patrick J. O’Malley, Jeffrey L. Pundt, Ronald G. Stanley and Larry S. Thomas (Incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 30, 2006 (Commission File No. 0-21238))
10	.14+	Letter Agreement, dated July 2, 2002 from Jeffrey C. Crowe to Henry H. Gerkens. (Incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 28, 2002 (Commission File No. 0-21238))
10	.15+	Letter Agreement, dated April 27, 2004, between Landstar System, Inc. and Jeffrey C. Crowe (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on April 28, 2004 (Commission No. 0-21238))
10	.16+	Letter Agreement, dated January 2, 2007, between Landstar System, Inc. and Robert C. LaRose (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed January 3, 2007 (Commission No. 0-21238))
10	.17+	Letter agreement, dated January 2, 2008, between Landstar System, Inc. and Henry H. Gerkens (Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on January 4, 2008 (Commission File No. 0-21238))
(21)		Subsidiaries of the Registrant:
21	.1*	List of Subsidiary Corporations of the Registrant
(23)		Consents of experts and counsel:
23	.1*	Consent of KPMG LLP as Independent Registered Public Accounting Firm of the Registrant
(24)		Power of attorney:
24	.1*	Powers of Attorney
(31)		Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002:
31	.1*	Chief Executive Officer certification, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31	.2*	Chief Financial Officer certification, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(32)		Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002:
32	.1**	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32	.2**	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	management contract or compensatory plan or arrangement

*	Filed herewith.

**	Furnished herewith.

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

Date: February 25, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

* Jeffrey C. Crowe	Chairman of the Board	February 25, 2008

/s/ Henry H. Gerkens Henry H. Gerkens	Director, President and Chief Executive Officer; Principal Executive Officer	February 25, 2008

/s/ James B. Gattoni James B. Gattoni	Vice President and Chief Financial Officer; Principal Accounting Officer	February 25, 2008

* David G. Bannister	Director	February 25, 2008

* Ronald W. Drucker	Director	February 25, 2008

* William S. Elston	Director	February 25, 2008

* Michael A. Henning	Director	February 25, 2008

* Diana M. Murphy	Director	February 25, 2008

By:	/s/ Michael K. Kneller
Michael K. Kneller
Attorney In Fact*