Form 10-Q
period 2008-03-29
LANDSTAR SYSTEM INC
filed 2008-05-02
CIK 853816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2008
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
     Yes ☑     No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
          Yes ☐      No ☑
     The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of the close of business on April 21, 2008 was 52,737,878.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
     The interim consolidated financial statements contained herein reflect all adjustments (all of a normal, recurring nature) which, in the opinion of management, are necessary for a fair statement of the financial condition, results of operations, cash flows and changes in shareholders’ equity for the periods presented. They have been prepared in accordance with Rule 10-01 of Regulation S-X and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the thirteen weeks ended March 29, 2008 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 27, 2008.
     These interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s 2007 Annual Report on Form 10-K.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)
(Unaudited)

	March 29,	Dec 29,
	2008	2007
ASSETS
Current Assets
Cash and cash equivalents	$80,980	$60,750
Short-term investments	24,046	22,921
Trade accounts receivable, less allowance of $4,264 and $4,469	303,588	310,258
Other receivables, including advances to independent contractors, less allowance of $4,987 and $4,792	19,896	11,170
Deferred income taxes and other current assets	17,252	28,554

Total current assets	445,762	433,653

Operating property, less accumulated depreciation and amortization of $93,254 and $88,284	128,291	132,369
Goodwill	31,134	31,134
Other assets	33,010	31,845

Total assets	$638,197	$629,001

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Cash overdraft	$27,211	$25,769
Accounts payable	110,980	117,122
Current maturities of long-term debt	23,525	23,155
Insurance claims	27,705	28,163
Accrued income taxes	15,278	14,865
Other current liabilities	41,239	40,501

Total current liabilities	245,938	249,575

Long-term debt, excluding current maturities	124,172	141,598
Insurance claims	36,458	37,631
Deferred income taxes	21,063	19,411

Shareholders’ Equity
Common stock, $0.01 par value, authorized 160,000,000 shares, issued 65,856,787 and 65,630,383 shares	659	656
Additional paid-in capital	140,590	132,788
Retained earnings	623,308	601,537
Cost of 13,121,109 shares of common stock in treasury	(554,252)	(554,252)
Accumulated other comprehensive income	261	57

Total shareholders’ equity	210,566	180,786

Total liabilities and shareholders’ equity	$638,197	$629,001

See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share amounts)
(Unaudited)

	Thirteen Weeks Ended
	March 29,	March 31,
	2008	2007
Revenue	$608,828	$576,649
Investment income	1,096	1,740
Costs and expenses:
Purchased transportation	465,029	434,058
Commissions to agents	46,814	46,632
Other operating costs	6,584	5,506
Insurance and claims	9,521	17,540
Selling, general and administrative	35,857	33,165
Depreciation and amortization	5,130	4,617

Total costs and expenses	568,935	541,518

Operating income	40,989	36,871
Interest and debt expense	2,142	1,592

Income before income taxes	38,847	35,279
Income taxes	15,104	13,675

Net income	$23,743	$21,604

Earnings per common share	$0.45	$0.39

Diluted earnings per share	$0.45	$0.38

Average number of shares outstanding:
Earnings per common share	52,601,000	55,926,000

Diluted earnings per share	53,003,000	56,470,000

Dividends paid per common share	$0.0375	$0.0300

See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Thirteen Weeks Ended
	March 29,	March 31,
	2008	2007
OPERATING ACTIVITIES
Net income	$23,743	$21,604
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of operating property	5,130	4,617
Non-cash interest charges	43	43
Provisions for losses on trade and other accounts receivable	1,045	392
Losses (gains) on sales/disposals of operating property	12	(979)
Deferred income taxes, net	1,684	654
Stock-based compensation	1,693	1,792
Changes in operating assets and liabilities:
Decrease (increase) in trade and other accounts receivable	(3,101)	10,481
Decrease in other assets	10,750	9,689
Decrease in accounts payable	(6,142)	(1,909)
Increase (decrease) in other liabilities	1,040	(3,348)
Increase (decrease) in insurance claims	(1,631)	9,043

NET CASH PROVIDED BY OPERATING ACTIVITIES	34,266	52,079

INVESTING ACTIVITIES
Net change in other short-term investments	(4,217)	1
Sales and maturities of investments	4,037	12,232
Purchases of investments	(1,318)	(15,505)
Purchases of operating property	(361)	(2,327)
Proceeds from sales of operating property	—	2,165

NET CASH USED BY INVESTING ACTIVITIES	(1,859)	(3,434)

FINANCING ACTIVITIES
Increase (decrease) in cash overdraft	1,442	(275)
Dividends paid	(1,972)	(1,682)
Proceeds from exercises of stock options	4,964	2,026
Excess tax benefit on stock option exercises	1,148	508
Purchases of common stock	—	(23,585)
Principal payments on long-term debt and capital lease obligations	(17,759)	(39,348)

NET CASH USED BY FINANCING ACTIVITIES	(12,177)	(62,356)

Increase (decrease) in cash and cash equivalents	20,230	(13,711)
Cash and cash equivalents at beginning of period	60,750	91,491

Cash and cash equivalents at end of period	$80,980	$77,780

See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
Thirteen Weeks Ended March 29, 2008
(Dollars in thousands)
(Unaudited)

							Accumulated
			Additional		Treasury Stock		Other
	Common Stock		Paid-In	Retained	at Cost		Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	Income	Total
Balance December 29, 2007	65,630,383	$656	$132,788	$601,537	13,121,109	$(554,252)	$57	$180,786

Net income				23,743				23,743

Dividends paid ($0.0375 per share)				(1,972)				(1,972)

Stock-based compensation expense			1,693					1,693

Exercises of stock options, including excess tax benefit	226,404	3	6,109					6,112

Unrealized gain on available-for-sale investments, net of income taxes							204	204

Balance March 29, 2008	65,856,787	$659	$140,590	$623,308	13,121,109	$(554,252)	$261	$210,566

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
     As of March 29, 2008, the Company had two employee stock option plans and one stock option plan for members of its Board of Directors (the “Plans”). Amounts recognized in the financial statements with respect to these Plans are as follows (in thousands):

	Thirteen Weeks Ended
	March 29,	March 31,
	2008	2007
Total cost of the Plans during the period	$1,693	$1,792
Amount of related income tax benefit recognized during the period	530	523

Net cost of the Plans during the period	$1,163	$1,269

     The fair value of each option grant on its grant date was calculated using the Black-Scholes option pricing model with the following weighted average assumptions for grants made in the 2008 and 2007 thirteen-week periods:

	2008	2007
Expected volatility	33.0%	33.0%
Expected dividend yield	0.0375%	0.0300%
Risk-free interest rate	3.00%	4.75%
Expected lives (in years)	4.1	4.2
     The Company utilizes historical data, including exercise patterns and employee departure behavior, in estimating the term options will be outstanding. Expected volatility was based on historical volatility and other factors, such as expected changes in volatility arising from planned changes to the Company’s business, if any. The risk-free interest rate was based on the yield of zero coupon U.S. Treasury bonds for terms that approximated the terms of the options granted. The weighted average grant date fair value of stock options granted during the thirteen-week periods ended March 29, 2008 and March 31, 2007 was $12.60 and $14.22, respectively.
     The following table summarizes information regarding the Company’s stock options under the Plans:

		Weighted Average	Weighted Average
	Number of	Exercise Price	Remaining Contractual	Aggregate Intrinsic
	Options	per Share	Term (years)	Value (000s)
Options outstanding at December 29, 2007	2,198,308	$31.10
Granted	777,500	$42.30
Exercised	(226,404)	$21.92
Forfeited	(2,000)	$43.99

Options outstanding at March 29, 2008	2,747,404	$35.02	7.6	$48,474

Options exercisable at March 29, 2008	1,049,438	$30.54	6.2	$23,210

     As of March 29, 2008, there were 5,613,304 shares of the Company’s common stock reserved for issuance upon exercise of options granted and to be granted under the Plans.
     The total intrinsic value of stock options exercised during the thirteen-week periods ended March 29, 2008 and March 31, 2007 was $6,085,000 and $4,050,000, respectively.

     As of March 29, 2008, there was $16,411,000 of total unrecognized compensation cost related to non-vested stock options granted under the Plans. The compensation cost related to these non-vested options is expected to be recognized over a weighted average period of 3.6 years.
(2)	Income Taxes
     The provisions for income taxes for the 2008 and 2007 thirteen-week periods were based on estimated full year combined effective income tax rates of approximately 38.9% and 38.8%, respectively, which were higher than the statutory federal income tax rate primarily as a result of state taxes, the meals and entertainment exclusion and non-deductible stock-based compensation.
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
     The following table provides a reconciliation of the average number of common shares outstanding used to calculate earnings per share to the average number of common shares and common share equivalents outstanding used to calculate diluted earnings per share (in thousands):

	Thirteen Weeks Ended
	March 29,	March 31,
	2008	2007
Average number of common shares outstanding	52,601	55,926
Incremental shares from assumed exercises of stock options	402	544

Average number of common shares and common share equivalents outstanding	53,003	56,470

     For the thirteen-week periods ended March 29, 2008 and March 31, 2007, there were 90,500 and 803,000, respectively, options outstanding to purchase shares of common stock excluded from the calculation of diluted earnings per share because they were antidilutive.
(4)	Additional Cash Flow Information
     During the 2008 thirteen-week period, Landstar paid income taxes and interest of $1,281,000 and $2,427,000, respectively. During the 2007 thirteen-week period, Landstar paid income taxes and interest of $1,219,000 and $2,112,000, respectively. Landstar acquired operating property by entering into capital leases in the amount of $703,000 and $8,020,000 in the 2008 and 2007 thirteen-week periods, respectively.
(5)	Segment Information
     Historically, the Company reported the results of three operating segments: the carrier segment, the global logistics segment and the insurance segment. Beginning in the thirteen-week period ended March 29, 2008, the Company revised the presentation format of its segment disclosure to consolidate the previously reported three segments to two segments: the transportation logistics segment and the insurance segment. This change in segment reporting reflected increased centralization and consolidation of certain administrative and sales functions across all of the Company’s operating subsidiaries and the increased similarity of the services provided by the operations of the Company’s various operating subsidiaries, primarily with respect to truck brokerage services. As a result of this change in presentation, the revenue and operating results formerly separated into the carrier and global logistics segments, together with corporate overhead, which was previously included as “other” in the segment information, were consolidated into the transportation logistics segment. This change in segment reporting had no impact on the Company’s consolidated balance sheets, income statements, cash flows or changes in shareholders’ equity for any periods. This change in segment reporting also had no impact on financial reporting with respect to the Company’s insurance segment. Prior period segment information has been adjusted to reflect the change in segment reporting.

     The following table summarizes information about Landstar’s reportable business segments as of and for the thirteen-week periods ended March 29, 2008 and March 31, 2007 (in thousands):

	Thirteen Weeks Ended
	March 29, 2008			March 31, 2007
	Transportation			Transportation
	Logistics	Insurance	Total	Logistics	Insurance	Total
External revenue	$599,600	$9,228	$608,828	$567,439	$9,210	$576,649
Investment income		1,096	1,096		1,740	1,740
Internal revenue		5,852	5,852		6,196	6,196
Operating income	32,386	8,603	40,989	33,512	3,359	36,871
Goodwill	31,134		31,134	31,134		31,134
(6)	Comprehensive Income
     The following table includes the components of comprehensive income for the thirteen-week periods ended March 29, 2008 and March 31, 2007 (in thousands):

	Thirteen Weeks Ended
	March 29,	March 31,
	2008	2007
Net income	$23,743	$21,604
Unrealized holding gains on available-for-sale investments, net of income taxes	204	15

Comprehensive income	$23,947	$21,619

     Accumulated other comprehensive income at March 29, 2008 of $261,000 represents the unrealized holding gains on available-for-sale investments of $404,000, net of related income taxes of $143,000.
(7)	Commitments and Contingencies
     As of March 29, 2008, Landstar had $26,868,000 of letters of credit outstanding under the Company’s revolving credit facility and $45,303,000 of letters of credit secured by investments held by the Company’s insurance segment. Short-term investments include $4,788,000 in current maturities of investment grade bonds and $19,258,000 of cash equivalents held by the Company’s insurance segment at March 29, 2008. These short-term investments together with $16,565,000 of the non-current portion of investment grade bonds and $6,827,000 of cash equivalents included in other assets at March 29, 2008, provide collateral for the $45,303,000 of letters of credit issued to guarantee payment of insurance claims.
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
     On January 16, 2007, the District Court ordered the decertification of the class of BCO Independent Contractors for purposes of determining remedies. Immediately thereafter, the trial commenced for purposes of determining what remedies, if any, would be awarded to the remaining named BCO Independent Contractor Plaintiffs against the following subsidiaries of the Company: Landstar Inway, Inc., Landstar Ligon, Inc. and Landstar Ranger, Inc. (the “Defendants”). On March 29, 2007, the District Court denied Plaintiffs’ request for injunctive relief, entered a judgment in favor of the Defendants and issued written orders setting forth its rulings related to the decertification of the class and the denial of Plaintiffs requests for damages and injunctive relief. The Plaintiffs and the Defendants each filed motions with the District Court concerning an award of attorney fees from the other party.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion should be read in conjunction with the attached interim consolidated financial statements and notes thereto, and with the Company’s audited financial statements and notes thereto for the fiscal year ended December 29, 2007 and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 2007 Annual Report on Form 10-K.
Introduction
     Landstar System, Inc. and its subsidiary, Landstar System Holdings, Inc. (together, referred to herein as “Landstar” or the “Company”), provide transportation and logistics services to a variety of market niches throughout the United States and to a lesser extent in Canada, and between the United States and Canada, Mexico and other countries through its operating subsidiaries. Landstar’s business strategy is to be a non-asset based provider of transportation capacity and logistics services delivering safe, specialized transportation services globally, utilizing a network of independent commission sales agents, third party capacity providers and employees. Landstar focuses on providing transportation and logistics services which emphasize safety, customer service and information coordination among its independent commission sales agents, customers and capacity providers. The Company markets its services primarily through independent commission sales agents and exclusively utilizes third party capacity providers to handle customers’ freight. The nature of the Company’s business is such that a significant portion of its operating costs varies directly with revenue.
     Historically, the Company reported the results of three operating segments: the carrier segment, the global logistics segment and the insurance segment. Beginning in the thirteen-week period ended March 29, 2008, the Company revised the presentation format of its segment disclosure to consolidate the previously reported three segments to two segments: the transportation logistics segment and the insurance segment. This change in segment reporting reflected increased centralization and consolidation of certain administrative and sales functions across all of the Company’s operating subsidiaries and the increased similarity of the services provided by the operations of the Company’s various operating subsidiaries, primarily with respect to truck brokerage services. As a result of this change in presentation, the revenue and operating results formerly separated into the carrier and global logistics segments, together with corporate overhead, which was previously included as “other” in the segment information, were consolidated into the transportation logistics segment. This change in reporting had no impact on reporting with respect to the insurance segment.
     The transportation logistics segment markets its services primarily through independent commission sales agents. Each of the independent commission sales agents have the opportunity to market all of the services provided by the transportation logistics segment. The transportation logistics segment provides a wide range of transportation and logistics services, including truckload transportation, rail intermodal, the arrangement of multimodal (ground, air, ocean and rail) moves, contract logistics, emergency transportation services, air and ocean cargo services and warehousing. Truckload services primarily are provided to the truckload market for a wide range of general commodities over irregular or non-repetitive routes utilizing dry and specialty vans and unsided trailers, including flatbed, drop deck and specialty. Available truckload services also include short-to-long haul movement of containers by truck and expedited ground and dedicated power-only truck capacity. These services are provided by independent contractors who provide truck capacity to the Company under exclusive lease arrangements (the “Business Capacity Owner Independent Contractors” or “BCO Independent Contractors”) and other third party truck capacity providers under non-exclusive contractual arrangements (“Truck Brokerage Carriers”). Rail intermodal, air and ocean services are provided by third party railroad, air and ocean cargo carriers. The Company has contracts with all of the Class 1 domestic railroads and certain Canadian railroads and numerous contracts with domestic and international airlines and ocean lines. Warehousing services are provided by independent contractors who provide warehouse capacity to the Company under non-exclusive contractual arrangements (“Warehouse Capacity Owners” or “WCO Independent Contractors”). As of March 29, 2008, Landstar has 136 Warehouse Capacity Owners under contract. During the thirteen weeks ended March 29, 2008, revenue hauled by BCO Independent Contractors, Truck Brokerage Carriers, rail intermodal, air cargo carriers and ocean cargo carriers represented 54%, 38%, 6%, 1%, and 1%, respectively, of the Company’s transportation logistics segment revenue.
     The insurance segment is comprised of Signature Insurance Company (“Signature”), a wholly-owned offshore insurance subsidiary, and Risk Management Claim Services, Inc. The insurance segment provides risk and claims management services to Landstar’s operating subsidiaries. In addition, it reinsures certain risks of the Company’s BCO Independent Contractors and provides certain property and casualty insurance directly to Landstar’s operating subsidiaries. Revenue, representing premiums on reinsurance programs provided to the Company’s BCO Independent Contractors, at the insurance segment represented approximately 1% of total revenue for the thirteen weeks ended March 29, 2008.

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
     While customer demand, which is subject to overall economic conditions, ultimately drives increases or decreases in revenue, the Company primarily relies on its independent commission sales agents to establish customer relationships and generate revenue opportunities. Management’s primary focus with respect to revenue growth is on revenue generated by independent commission sales agents who on an annual basis generate $1 million or more of Landstar revenue (“Million Dollar Agents”). Management believes future revenue growth is primarily dependent on its ability to increase both the revenue generated by Million Dollar Agents and the number of Million Dollar Agents through a combination of recruiting new agents and increasing the revenue opportunities generated by existing independent commission sales agents. During the 2007 fiscal year, 495 independent commission sales agents generated $1 million or more of Landstar’s revenue and thus qualified as Million Dollar Agents. During the 2007 fiscal year, the average revenue generated by a Million Dollar Agent was $4,571,000 and revenue generated by Million Dollar Agents in the aggregate represented 91% of consolidated Landstar revenue. The Company had 1,375 and 1,338 agent locations at March 29, 2008 and March 31, 2007, respectively.
     Management monitors business activity by tracking the number of loads (volume) and revenue per load (price). Revenue per load can be influenced by many factors which do not necessarily indicate a change in price. Those factors include the average length of haul, freight type, special handling and equipment requirements and delivery time requirements. For shipments involving two or more modes of transportation, revenue is classified by the mode of transportation having the highest cost for the load. The following table summarizes this data by mode of transportation:

	Thirteen Weeks Ended
	March 29,	March 31,
	2008	2007
Revenue generated through (in thousands):

BCO Independent Contractors	$324,804	$320,533
Truck Brokerage Carriers	228,633	205,897
Rail intermodal	33,789	26,971
Ocean carriers	8,434	5,970
Air carriers	3,589	4,615
Other (1)	9,579	12,663

	$608,828	$576,649

Number of loads:

BCO Independent Contractors	203,200	205,600
Truck Brokerage Carriers	142,030	137,820
Rail intermodal	14,980	12,100
Ocean carriers	1,250	1,040
Air carriers	1,990	3,280

	363,450	359,840

Revenue per load:

BCO Independent Contractors	$1,598	$1,559
Truck Brokerage Carriers	1,610	1,494
Rail intermodal	2,256	2,229
Ocean carriers	6,747	5,740
Air carriers	1,804	1,407

(1)	Includes premium revenue generated by the insurance segment, warehousing revenue generated by the transportation logistics segment and revenue derived from transportation services provided in support of disaster relief efforts provided primarily under a contract between Landstar Express America, Inc. and the United States Department of Transportation/Federal Aviation Administration.

     Also critical to the Company’s success is its ability to secure capacity, particularly truck capacity, at rates that allow the Company to profitably transport customers’ freight. The following table summarizes available truck capacity providers:

	March 29,	March 31,
	2008	2007
BCO Independent Contractors	8,277	8,510
Truck Brokerage Carriers:
Approved and active (1)	15,820	14,784
Other approved	9,515	8,758

	25,335	23,542

Total available truck capacity providers	33,612	32,052

Number of trucks provided by BCO Independent Contractors	8,856	9,158

(1)	Active refers to Truck Brokerage Carriers who moved at least one load in the 180 days immediately preceding the fiscal quarter end.
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
     Purchased transportation represents the amount a BCO Independent Contractor or other third party capacity provider is paid to haul freight. The amount of purchased transportation paid to a BCO Independent Contractor is primarily based on a contractually agreed-upon percentage of revenue generated by the haul. Purchased transportation paid to a Truck Brokerage Carrier is based on either a negotiated rate for each load hauled or a contractually agreed-upon rate. Purchased transportation paid to rail intermodal, air cargo and ocean cargo carriers is based on contractually agreed-upon fixed rates. Purchased transportation as a percentage of revenue for truck brokerage, rail intermodal and ocean cargo services is normally higher than that provided by BCO Independent Contractors and air cargo services. Purchased transportation is the largest component of costs and expenses and, on a consolidated basis, increases or decreases in proportion to the revenue generated through BCO Independent Contractors and other third party capacity providers and revenue from the insurance segment. Purchased transportation costs are generally recognized upon the completion of freight delivery.
     Commissions to agents are based on contractually agreed-upon percentages of revenue or gross profit, defined as revenue less the cost of purchased transportation. Commissions to agents as a percentage of consolidated revenue will vary directly with fluctuations in the percentage of consolidated revenue generated by the various modes of transportation and the insurance segment and with changes in gross profit on services provided by Truck Brokerage Carriers, rail intermodal, air cargo and ocean cargo carriers. Commissions to agents are generally recognized upon the completion of freight delivery.
     Rent and maintenance costs for Company-provided trailing equipment, BCO Independent Contractor recruiting costs and bad debts from BCO Independent Contractors and independent commission sales agents are the largest components of other operating costs.
     Potential liability associated with accidents in the trucking industry is severe and occurrences are unpredictable. Landstar’s retained liability for individual commercial trucking claims varies depending on when such claims are incurred. For commercial trucking claims incurred prior to June 19, 2003 and subsequent to March 30, 2004, Landstar retains liability up to $5,000,000 per occurrence. For commercial trucking claims incurred from June 19, 2003 through March 30, 2004, Landstar retains liability up to $10,000,000 per occurrence. The Company also retains liability for each general liability claim up to $1,000,000, $250,000 for each workers’ compensation claim and $250,000 for each cargo claim. The Company’s exposure to liability associated with accidents incurred by Truck Brokerage Carriers, rail intermodal capacity providers, air cargo and ocean cargo carriers who transport freight on behalf of the Company is reduced by various factors including the extent to which they maintain their own insurance coverage. A material increase in the frequency or severity of accidents, cargo or workers’ compensation claims or the unfavorable development of existing claims could be expected to materially adversely affect Landstar’s results of operations.
     Employee compensation and benefits account for over half of the Company’s selling, general and administrative costs.

     Depreciation and amortization primarily relate to depreciation of trailing equipment and management information services equipment.
     The following table sets forth the percentage relationships of income and expense items to revenue for the periods indicated:

	Thirteen Weeks Ended
	March 29,	March 31,
	2008	2007
Revenue	100.0%	100.0%
Investment income	0.2	0.3
Costs and expenses:
Purchased transportation	76.4	75.3
Commissions to agents	7.7	8.1
Other operating costs	1.1	1.0
Insurance and claims	1.6	3.0
Selling, general and administrative	5.9	5.7
Depreciation and amortization	0.8	0.8

Total costs and expenses	93.5	93.9

Operating income	6.7	6.4
Interest and debt expense	0.3	0.3

Income before income taxes	6.4	6.1
Income taxes	2.5	2.4

Net income	3.9%	3.7%

THIRTEEN WEEKS ENDED MARCH 29, 2008 COMPARED TO THIRTEEN WEEKS ENDED MARCH 31, 2007
     Revenue for the 2008 thirteen-week period was $608,828,000, an increase of $32,179,000, or 5.6%, compared to the 2007 thirteen-week period. Revenue increased $32,161,000, or 5.7%, at the transportation logistics segment. The increase in revenue at the transportation logistics segment was primarily attributable to an 11% increase in revenue hauled by Truck Brokerage Carriers and increased revenue hauled by rail intermodal and ocean cargo carriers, partially offset by lower revenue hauled by air carriers. The number of loads in the 2008 period hauled by Truck Brokerage Carriers increased 3% over the 2007 period, while the number of loads hauled by rail intermodal and ocean cargo carriers increased 24% and 20%, respectively, over the same period. Revenue per load for loads hauled by Truck Brokerage Carriers increased approximately 8% over the 2007 period, while revenue per load for loads hauled by rail intermodal and ocean cargo carriers increased 1% and 18%, respectively, over the same period.
     Investment income at the insurance segment was $1,096,000 and $1,740,000 in the 2008 and 2007 thirteen-week periods, respectively. The decrease in investment income was primarily due to a decrease in average investments held at the insurance segment and a decreased rate of return, attributable to a general decrease in interest rates, on investments held by the insurance segment in the 2008 period.
     Purchased transportation was 76.4% and 75.3% of revenue in the 2008 and 2007 thirteen-week periods, respectively. The increase in purchased transportation as a percentage of revenue was primarily attributable to increased revenue hauled by Truck Brokerage Carriers and increased revenue hauled by rail intermodal and ocean carriers, all of which tend to have a higher cost of purchased transportation. Commissions to agents were 7.7% of revenue in the 2008 period and 8.1% of revenue in the 2007 period. The decrease in commissions to agents as a percentage of revenue was primarily attributable to decreased gross profit, due to the increased cost of purchased transportation. Other operating costs were 1.1% and 1.0% of revenue in the 2008 and 2007 periods, respectively. The increase in other operating costs as a percentage of revenue was primarily attributable to a favorable settlement in 2007 of a disputed property tax position with one of the states in which the Company operates and reduced gains on the sales of trailing equipment. Insurance and claims were 1.6% of revenue in the 2008 period, compared with 3.0% of revenue in the 2007 period. The decrease in insurance and claims as a percentage of revenue was primarily due to a $5,000,000 charge for the estimated cost of one severe accident that occurred during the first quarter of 2007 and decreased frequency and severity of accidents in the 2008 period compared to the 2007 period. Selling, general and administrative costs were 5.9% of revenue in the 2008 period, compared with 5.7% of revenue in the 2007 period. The increase in selling, general and administrative costs as a percentage of revenue was primarily attributable to an increased provision for bonuses under the Company’s incentive compensation programs, partially offset by the effect of increased revenue. Depreciation and amortization was 0.8% of revenue in each of the 2008 and 2007 periods.
     Interest and debt expense was 0.3% of revenue in both 2008 and 2007.

     The provisions for income taxes for the 2008 and 2007 thirteen-week periods were based on an estimated full year combined effective income tax rate of approximately 38.9% and 38.8%, respectively, which were higher than the statutory federal income tax rate primarily as a result of state taxes, the meals and entertainment exclusion and non-deductible stock compensation expense. The increase in the effective income tax rate was primarily attributable to an increase in state tax, primarily Texas and Michigan, which beginning in 2008 initiated a gross receipts tax which is significantly higher than the income tax historically charged to the Company by those two states.
     Net income was $23,743,000, or $0.45 per common share ($0.45 per diluted share), in the 2008 thirteen-week period. Net income was $21,604,000, or $0.39 per common share ($0.38 per diluted share), in the 2007 thirteen-week period. Included in the 2007 first quarter net income was a $5,000,000 charge for the estimated cost of one severe accident that occurred during the first quarter of 2007. This charge, net of related income tax benefits, reduced 2007 first quarter net income by $3,065,000, or $0.06 per common share ($0.05 per diluted share).
CAPITAL RESOURCES AND LIQUIDITY
     Shareholders’ equity was $210,566,000 at March 29, 2008, compared to $180,786,000 at December 29, 2007. The increase in shareholders’ equity was primarily a result of net income and the effect of the exercises of stock options during the period, partially offset by dividends paid. The Company paid $0.0375 per share, or $1,972,000, in cash dividends during the thirteen-week period ended March 29, 2008. It is the intention of the Board of Directors to continue to pay a quarterly dividend. As of March 29, 2008, the Company may purchase up to an additional 734,401 shares of its common stock under its authorized stock purchase program. Shareholders’ equity was 59% of total capitalization (defined as total debt plus equity) at March 29, 2008 compared to 52% at December 29, 2007.
     Working capital and the ratio of current assets to current liabilities were $199,824,000 and 1.8 to 1, respectively, at March 29, 2008, compared with $184,078,000 and 1.7 to 1, respectively, at December 29, 2007. Landstar has historically operated with current ratios within the range of 1.5 to 1 to 2.0 to 1. Cash provided by operating activities was $34,266,000 in the 2008 thirteen-week period compared with $52,079,000 in the 2007 thirteen-week period. The decrease in cash flow provided by operating activities was primarily attributable to the timing of payments.
     Long-term debt, including current maturities, was $147,697,000 at March 29, 2008, $17,056,000 lower than at December 29, 2007.
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
     At March 29, 2008, the Company had $67,000,000 in borrowings outstanding and $26,868,000 of letters of credit outstanding under the Fourth Amended and Restated Credit Agreement. At March 29, 2008, there was $131,132,000 available for future borrowings under the Company’s Fourth Amended and Restated Credit Agreement. In addition, the Company has $45,303,000 in letters of credit outstanding, as collateral for insurance claims, that are secured by investments and cash equivalents totaling $47,438,000. Investments, all of which are carried at fair value, consist of investment-grade bonds having maturities of up to five years. Fair value of investments is based primarily on quoted market prices.
     Historically, the Company has generated sufficient operating cash flow to meet its debt service requirements, fund continued growth, both internal and through acquisitions, complete or execute share purchases of its common stock under authorized share purchase programs, pay dividends and meet working capital needs. As a non-asset based provider of transportation capacity and logistics services, the Company’s annual capital requirements for operating property are generally for trailing equipment and management information services equipment. In addition, a portion of the trailing equipment used by the Company is provided by third party capacity providers, thereby reducing the Company’s capital requirements. During the 2008 thirteen-week period, the Company purchased $361,000 of operating property and acquired $703,000 of trailing equipment by entering into capital leases. Landstar anticipates acquiring approximately $19,000,000 of operating property, primarily trailing equipment, during the remainder of the 2008 fiscal year either by purchase or by lease financing.

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
     On January 16, 2007, the District Court ordered the decertification of the class of BCO Independent Contractors for purposes of determining remedies. Immediately thereafter, the trial commenced for purposes of determining what remedies, if any, would be awarded to the remaining named BCO Independent Contractor Plaintiffs against the following subsidiaries of the Company: Landstar Inway, Inc., Landstar Ligon, Inc. and Landstar Ranger, Inc. (the “Defendants”). On March 29, 2007, the District Court denied Plaintiffs’ request for injunctive relief, entered a judgment in favor of the Defendants and issued written orders setting forth its rulings related to the decertification of the class and the denial of Plaintiffs requests for damages and injunctive relief. The Plaintiffs and the Defendants each filed motions with the District Court concerning an award of attorney fees from the other party.
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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
     The allowance for doubtful accounts for both trade and other receivables represents management’s estimate of the amount of outstanding receivables that will not be collected. Historically, management’s estimates for uncollectible receivables have been materially correct. Although management believes the amount of the allowance for both trade and other receivables at March 29, 2008 is appropriate, a prolonged period of low or no economic growth may adversely affect the collection of these receivables. Conversely, a more robust economic environment may result in the realization of some portion of the estimated uncollectible receivables.
     Landstar provides for the estimated costs of self-insured claims primarily on an actuarial basis. The amount recorded for the estimated liability for claims incurred is based upon the facts and circumstances known on the applicable balance sheet date. The ultimate resolution of these claims may be for an amount greater or less than the amount estimated by management. Historically, the Company has experienced both favorable and unfavorable development of prior years claims estimates. The Company continually revises its existing claim estimates as new or revised information becomes available on the status of each claim. During the 2008 and 2007 thirteen-week periods, insurance and claims costs included $2,482,000 and $1,123,000, respectively, of favorable adjustments to prior years claims estimates. It is reasonably likely that the ultimate outcome of settling all outstanding claims will be more or less than the estimated claims reserve at March 29, 2008.

     The Company utilizes certain income tax planning strategies to reduce its overall cost of income taxes. Upon audit, it is possible that certain strategies might be disallowed resulting in an increased liability for income taxes. Certain of these tax planning strategies result in a level of uncertainty as to whether the related tax positions would result in a recognizable benefit. The Company has provided for its estimated exposure attributable to certain positions that create uncertainty in the level of income tax benefit that would ultimately be realized. Management believes that the provision for liabilities resulting from the uncertainty in certain income tax positions is appropriate. To date, the Company has not experienced an examination by governmental revenue authorities that would lead management to believe that the Company’s past provisions for exposures related to the uncertainty of certain income tax positions are not appropriate.
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
FORWARD-LOOKING STATEMENTS
     The following is a “safe harbor” statement under the Private Securities Litigation Reform Act of 1995. Statements contained in this document that are not based on historical facts are “forward-looking statements.” This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Form 10-Q contain forward-looking statements, such as statements which relate to Landstar’s business objectives, plans, strategies and expectations. Terms such as “anticipates,” “believes,” “estimates,” “expects,” “plans,” “predicts,” “may,” “should,” “could,” “will,” the negative thereof and similar expressions are intended to identify forward-looking statements. Such statements are by nature subject to uncertainties and risks, including but not limited to: an increase in the frequency or severity of accidents or other claims; unfavorable development of existing accident claims; dependence on third party insurance companies; dependence on independent commission sales agents; dependence on third party capacity providers; substantial industry competition; dependence on key personnel; disruptions or failures in our computer systems; changes in fuel taxes; status of independent contractors; a downturn in economic growth or growth in the transportation sector; and other operational, financial or legal risks or uncertainties detailed in Landstar’s Form 10-K for the 2007 fiscal year, described in Item 1A “Risk Factors”, this report or in Landstar’s other Securities and Exchange Commission filings from time to time. These risks and uncertainties could cause actual results or events to differ materially from historical results or those anticipated. Investors should not place undue reliance on such forward-looking statements and the Company undertakes no obligation to publicly update or revise any forward-looking statements.
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
     Borrowings under the Fourth Amended and Restated Credit Agreement bear interest at rates equal to, at the option of Landstar, either (i) the greatest of (a) the prime rate as publicly announced from time to time by JPMorgan Chase Bank, (b) the three month CD rate adjusted for statutory reserves and FDIC assessment costs plus 1% and (c) the federal funds effective rate plus 1/2%, or, (ii) the rate at the time offered to JPMorgan Chase Bank in the Eurodollar market for amounts and periods comparable to the relevant loan plus a margin that is determined based on the level of the Company’s Leverage Ratio, as defined in the Fourth Amended and Restated Credit Agreement. The margin is subject to an increase of 0.125% if the aggregate amount outstanding under the Fourth Amended and Restated Credit Agreement exceeds 50% of the borrowing capacity. As of March 29, 2008, the weighted average interest rate on borrowings outstanding was 3.73%. During the first quarter of 2008, the average outstanding balance under the Fourth Amended and Restated Credit Agreement was approximately $84,736,000. Based on the borrowing rates in the Fourth Amended and Restated Credit Agreement and the repayment terms, the fair value of the outstanding borrowings as of March 29, 2008 was estimated to approximate carrying value. Assuming that debt levels on the Fourth Amended and Restated Credit Agreement remain at $67,000,000, the balance at March 29, 2008, a hypothetical increase of 100 basis points in current rates provided for under the Fourth Amended and Restated Credit Agreement is estimated to result in an increase in interest expense of $670,000 on an annualized basis.

     All amounts outstanding on the Fourth Amended and Restated Credit Agreement are payable on July 8, 2009, the expiration of the Fourth Amended and Restated Credit Agreement.
     The Company’s obligations under the Fourth Amended and Restated Credit Agreement are guaranteed by all but two of Landstar System Holdings, Inc.’s subsidiaries.
     Long-term investments, all of which are available-for-sale, consist of investment grade bonds having maturities of up to two years. Assuming that the long-term portion of investments in bonds remains at $16,565,000, the balance at March 29, 2008, a hypothetical increase or decrease in interest rates of 100 basis points would not have a material impact on future earnings on an annualized basis. Short-term investments consist of short-term investment grade instruments and the current maturities of investment grade bonds. Accordingly, any future interest rate risk on these short-term investments would not be material.
Item 4. Controls and Procedures
     As of the end of the period covered by this quarterly report on Form 10-Q, an evaluation was carried out, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended). Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of March 29, 2008, to provide reasonable assurance that information required to be disclosed by the Company in reports that it filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.
     There were no significant changes in the Company’s internal controls over financial reporting during the Company’s fiscal quarter ended March 29, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

     On January 16, 2007, the District Court ordered the decertification of the class of BCO Independent Contractors for purposes of determining remedies. Immediately thereafter, the trial commenced for purposes of determining what remedies, if any, would be awarded to the remaining named BCO Independent Contractor Plaintiffs against the following subsidiaries of the Company: Landstar Inway, Inc., Landstar Ligon, Inc. and Landstar Ranger, Inc. (the “Defendants”). On March 29, 2007, the District Court denied Plaintiffs’ request for injunctive relief, entered a judgment in favor of the Defendants and issued written orders setting forth its rulings related to the decertification of the class and the denial of Plaintiffs requests for damages and injunctive relief. The Plaintiffs and the Defendants each filed motions with the District Court concerning an award of attorney fees from the other party.
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
Item 1A. Risk Factors
     For a discussion identifying risk factors and other important factors that could cause actual results to differ materially from those anticipated, see the discussions under Part I, Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2007, and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Notes to Consolidated Financial Statements” in this Quarterly Report on Form 10-Q.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Company
     The Company did not purchase any shares of its common stock during the period from December 30, 2007 to March 29, 2008, the Company’s first fiscal quarter. On August 27, 2007, Landstar System, Inc. announced that it had been authorized by its Board of Directors to purchase up to an additional 2,000,000 shares of its common stock from time to time in the open market and in privately negotiated transactions. As of March 29, 2008, the Company may purchase 734,401 shares of its common stock under this authorization. No specific expiration date has been assigned to the August 27, 2007 authorization.
     During the thirteen-week period ended March 29, 2008, Landstar paid dividends as follows:

Dividend Amount	Declaration	Record	Payment
per share	Date	Date	Date
$0.0375	January 31, 2008	February 8, 2008	February 29, 2008
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

LANDSTAR SYSTEM, INC.
Date: May 1, 2008	/s/ Henry H. Gerkens
Henry H. Gerkens
President and Chief Executive Officer

Date: May 1, 2008	/s/ James B. Gattoni
James B. Gattoni
Vice President and Chief Financial Officer