Form 10-Q
period 2008-06-28
LANDSTAR SYSTEM INC
filed 2008-08-01
CIK 853816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended June 28, 2008
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
     Yes ☐     No ☑
     The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of the close of business on July 18, 2008 was 52,952,438.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
     The interim consolidated financial statements contained herein reflect all adjustments (all of a normal, recurring nature) which, in the opinion of management, are necessary for a fair statement of the financial condition, results of operations, cash flows and changes in shareholders’ equity for the periods presented. They have been prepared in accordance with Rule 10-01 of Regulation S-X and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the twenty six weeks ended June 28, 2008 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 27, 2008.
     These interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s 2007 Annual Report on Form 10-K.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)
(Unaudited)

	June 28,	Dec 29,
	2008	2007
ASSETS
Current Assets
Cash and cash equivalents	$78,792	$60,750
Short-term investments	24,023	22,921
Trade accounts receivable, less allowance of $4,858 and $4,469	351,422	310,258
Other receivables, including advances to independent contractors, less allowance of $4,446 and $4,792	14,259	11,170
Deferred income taxes and other current assets	33,840	28,554

Total current assets	502,336	433,653

Operating property, less accumulated depreciation and amortization of $97,363 and $88,284	126,732	132,369
Goodwill	31,134	31,134
Other assets	33,863	31,845

Total assets	$694,065	$629,001

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Cash overdraft	$30,137	$25,769
Accounts payable	132,786	117,122
Current maturities of long-term debt	23,514	23,155
Insurance claims	28,113	28,163
Accrued income taxes	13,666	14,865
Other current liabilities	40,219	40,501

Total current liabilities	268,435	249,575

Long-term debt, excluding current maturities	117,469	141,598
Insurance claims	37,241	37,631
Deferred income taxes	23,109	19,411

Shareholders’ Equity
Common stock, $0.01 par value, authorized 160,000,000 shares, issued 66,073,547 and 65,630,383 shares	661	656
Additional paid-in capital	150,392	132,788
Retained earnings	651,090	601,537
Cost of 13,121,109 shares of common stock in treasury	(554,252)	(554,252)
Accumulated other comprehensive income (loss)	(80)	57

Total shareholders’ equity	247,811	180,786

Total liabilities and shareholders’ equity	$694,065	$629,001

See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share amounts)
(Unaudited)

	Twenty Six Weeks Ended		Thirteen Weeks Ended
	June 28,	June 30,	June 28,	June 30,
	2008	2007	2008	2007
Revenue	$1,306,479	$1,209,601	$697,651	$632,952
Investment income	1,869	2,997	773	1,257
Costs and expenses:
Purchased transportation	1,003,345	912,835	538,316	478,777
Commissions to agents	99,590	97,404	52,776	50,772
Other operating costs	13,940	13,222	7,356	7,716
Insurance and claims	19,034	29,559	9,513	12,019
Selling, general and administrative	70,958	63,920	35,101	30,755
Depreciation and amortization	10,307	9,279	5,177	4,662

Total costs and expenses	1,217,174	1,126,219	648,239	584,701

Operating income	91,174	86,379	50,185	49,508
Interest and debt expense	3,878	2,700	1,736	1,108

Income before income taxes	87,296	83,679	48,449	48,400
Income taxes	33,788	32,405	18,684	18,730

Net income	$53,508	$51,274	$29,765	$29,670

Earnings per common share	$1.01	$0.92	$0.56	$0.53

Diluted earnings per share	$1.01	$0.91	$0.56	$0.53

Average number of shares outstanding:
Earnings per common share	52,726,000	55,761,000	52,851,000	55,597,000

Diluted earnings per share	53,198,000	56,328,000	53,373,000	56,191,000

Dividends paid per common share	$0.0750	$0.0600	$0.0375	$0.0300

See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Twenty Six Weeks Ended
	June 28,	June 30,
	2008	2007
OPERATING ACTIVITIES
Net income	$53,508	$51,274
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of operating property	10,307	9,279
Non-cash interest charges	87	87
Provisions for losses on trade and other accounts receivable	3,156	2,040
Losses (gains) on sales/disposals of operating property	7	(1,735)
Director compensation paid in common stock	634	600
Deferred income taxes, net	4,183	1,758
Stock-based compensation	3,352	3,644
Changes in operating assets and liabilities:
Decrease (increase) in trade and other accounts receivable	(47,409)	6,097
Increase in other assets	(7,056)	(11,804)
Increase in accounts payable	15,664	6,298
Decrease in other liabilities	(1,405)	(2,303)
Increase (decrease) in insurance claims	(440)	7,684

NET CASH PROVIDED BY OPERATING ACTIVITIES	34,588	72,919

INVESTING ACTIVITIES
Net change in other short-term investments	(2,783)	(934)
Sales and maturities of investments	7,529	23,507
Purchases of investments	(6,881)	(26,101)
Purchases of operating property	(3,997)	(3,652)
Proceeds from sales of operating property	23	3,672

NET CASH USED BY INVESTING ACTIVITIES	(6,109)	(3,508)

FINANCING ACTIVITIES
Increase in cash overdraft	4,368	2,632
Dividends paid	(3,955)	(3,355)
Proceeds from exercises of stock options	11,993	9,398
Excess tax benefit on stock option exercises	1,630	1,702
Borrowings on revolving credit facility	67,000	—
Purchases of common stock	—	(67,754)
Principal payments on long-term debt and capital lease obligations	(91,473)	(47,363)

NET CASH USED BY FINANCING ACTIVITIES	(10,437)	(104,740)

Increase (decrease) in cash and cash equivalents	18,042	(35,329)
Cash and cash equivalents at beginning of period	60,750	91,491

Cash and cash equivalents at end of period	$78,792	$56,162

See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
Twenty Six Weeks Ended June 28, 2008
(Dollars in thousands)
(Unaudited)

							Accumulated
			Additional		Treasury Stock		Other
	Common Stock		Paid-In	Retained	at Cost		Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	Income (Loss)	Total

Balance December 29, 2007	65,630,383	$656	$132,788	$601,537	13,121,109	$(554,252)	$57	$180,786

Net income				53,508				53,508

Dividends paid ($0.075 per share)				(3,955)				(3,955)

Director compensation paid in common stock	12,000		634					634

Stock-based compensation expense			3,352					3,352

Exercises of stock options, including excess tax benefit	431,164	5	13,618					13,623

Unrealized loss on available-for-sale investments, net of income tax benefit							(137)	(137)

Balance June 28, 2008	66,073,547	$661	$150,392	$651,090	13,121,109	$(554,252)	$(80)	$247,811

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
(1)     Share-based Payments
     As of June 28, 2008, the Company had two employee stock option plans and one stock option plan for members of its Board of Directors (the “Plans”). Amounts recognized in the financial statements with respect to these Plans are as follows (in thousands):

	Twenty Six Weeks Ended		Thirteen Weeks Ended
	June 28,	June 30,	June 28,	June 30,
	2008	2007	2008	2007

Total cost of the Plans during the period	$3,352	$3,644	$1,659	$1,852

Amount of related income tax benefit recognized during the period	1,060	1,185	530	662

Net cost of the Plans during the period	$2,292	$2,459	$1,129	$1,190

     The fair value of each option grant on its grant date was calculated using the Black-Scholes option pricing model with the following weighted average assumptions for grants made in the 2008 and 2007 twenty-six-week periods:

	2008	2007
Expected volatility	33.0%	33.0%
Expected dividend yield	0.0375%	0.0300%
Risk-free interest rate	3.00%	4.75%
Expected lives (in years)	4.1	4.2
     The Company utilizes historical data, including exercise patterns and employee departure behavior, in estimating the term options will be outstanding. Expected volatility was based on historical volatility and other factors, such as expected changes in volatility arising from planned changes to the Company’s business, if any. The risk-free interest rate was based on the yield of zero coupon U.S. Treasury bonds for terms that approximated the terms of the options granted. The weighted average grant date fair value of stock options granted during the twenty-six-week periods ended June 28, 2008 and June 30, 2007 was $12.60 and $14.22, respectively.
     The following table summarizes information regarding the Company’s stock options under the Plans:

		Weighted Average	Weighted Average
	Number of	Exercise Price	Remaining Contractual	Aggregate Intrinsic
	Options	per Share	Term (years)	Value (000s)

Options outstanding at December 29, 2007	2,199,308	$31.10
Granted	777,500	$42.30
Exercised	(431,164)	$27.78
Forfeited	(2,000)	$43.99

Options outstanding at June 28, 2008	2,543,644	$35.08	7.4	$48,416

Options exercisable at June 28, 2008	856,111	$29.72	5.9	$20,876

     As of June 28, 2008, there were 5,408,544 shares of the Company’s common stock reserved for issuance upon exercise of options granted and to be granted under the Plans.
     The total intrinsic value of stock options exercised during the twenty-six-week periods ended June 28, 2008 and June 30, 2007 was $10,046,000 and $10,087,000, respectively. The total intrinsic value of stock options exercised during the thirteen-week periods ended June 28, 2008 and June 30, 2007 was $3,961,000 and $6,037,000, respectively.
     As of June 28, 2008, there was $14,752,000 of total unrecognized compensation cost related to non-vested stock options granted under the Plans. The compensation cost related to these non-vested options is expected to be recognized over a weighted average period of 3.5 years.
     Under the Directors’ Stock Compensation Plan, outside members of the Board of Directors who are elected or re-elected to the Board receive 6,000 shares of common stock of the Company, subject to certain restrictions including restrictions on transfer. The Company issued 12,000 shares of its common stock in each of the thirteen week periods ended June 28, 2008 and June 30, 2007, to members of the Board of Directors upon such members’ re-election at each of the 2008 and 2007 annual stockholders’ meetings. During the 2008 and 2007 twenty-six-week periods, the Company reported $634,000 and $600,000, respectively, in compensation expense representing the fair market value of these share awards. As of June 28, 2008, there were 138,423 shares of the Company’s common stock reserved for issuance upon the grant of common stock under the Directors’ Stock Compensation Plan.
(2)     Debt
     On June 27, 2008, Landstar entered into a credit agreement with a syndicate of banks and JPMorgan Chase Bank, N.A., as administrative agent (the “Credit Agreement”). The Credit Agreement, which expires on June 27, 2013, provides $225,000,000 of borrowing capacity in the form of a revolving credit facility, $75,000,000 of which may be utilized in the form of letter of credit guarantees. The initial borrowing of $67,000,000 under the Credit Agreement has been used to refinance $67,000,000 of outstanding borrowings under the prior credit agreement, which has been terminated. The initial borrowings under the Credit Agreement bear interest at the rate of 3.37%. Borrowings under the Credit Agreement are unsecured, however, all but two of the Company’s subsidiaries guarantee the obligations under the Credit Agreement. All amounts outstanding under the Credit Agreement are payable on June 27, 2013, the expiration of the Credit Agreement.
     Borrowings under the Credit Agreement bear interest at rates equal to, at the option of the Company, either (i) the greater of (a) the prime rate as publicly announced from time to time by JPMorgan Chase Bank, N.A. and (b) the federal funds effective rate plus 0.5%, or, (ii) the rate at the time offered to JPMorgan Chase Bank, N.A. in the Eurodollar market for amounts and periods comparable to the relevant loan plus, in either case, a margin that is determined based on the level of the Company’s Leverage Ratio, as defined in the Credit Agreement. The unused portion of the revolving credit facility under the Credit Agreement carries a commitment fee determined based on the level of the Leverage Ratio, as therein defined. The commitment fee for the unused portion of the revolving credit facility under the Credit Agreement ranges from .175% to .35%, based on achieving certain levels of the Leverage Ratio. As of June 28, 2008, the weighted average interest rate on borrowings outstanding was 3.37%.
     The Credit Agreement contains a number of covenants that limit, among other things, the incurrence of additional indebtedness. The Company is required to, among other things, maintain a minimum Fixed Charge Coverage Ratio and maintain a Leverage Ratio below a specified maximum, as each is defined in the Credit Agreement. The Credit Agreement provides for a restriction on cash dividends and other distributions to stockholders on the Company’s capital stock to the extent there is a default under the Credit Agreement. In addition, the Credit Agreement under certain circumstances limits the amount of such cash dividends and other distributions to stockholders in the event that after giving effect to any payment made to effect such cash dividend or other distribution, the Leverage Ratio would exceed 2.5 to 1 on a pro forma basis as of the end of the Company’s most recently completed fiscal quarter. The Credit Agreement provides for an event of default in the event, among other things, that a person or group acquires 25% or more of the outstanding capital stock of the Company or obtains the power to elect a majority of the Company’s directors. None of these covenants are presently considered by management to be materially restrictive to the Company’s operations, capital resources or liquidity. The Company is currently in compliance with all of the debt covenants under the Credit Agreement.
(3)     Income Taxes
     The provisions for income taxes for each of the 2008 and 2007 twenty-six-week periods were based on an estimated full year combined effective income tax rate of approximately 38.7%, which was higher than the statutory federal income tax rate primarily as a result of state taxes, the meals and entertainment exclusion and non-deductible stock-based compensation.

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
     The following table provides a reconciliation of the average number of common shares outstanding used to calculate earnings per share to the average number of common shares and common share equivalents outstanding used to calculate diluted earnings per share (in thousands):

	Twenty Six Weeks Ended		Thirteen Weeks Ended
	June 28,	June 30,	June 28,	June 30,
	2008	2007	2008	2007

Average number of common shares outstanding	52,726	55,761	52,851	55,597
Incremental shares from assumed exercises of stock options	472	567	522	594

Average number of common shares and common share equivalents outstanding	53,198	56,328	53,373	56,191

(5)     Additional Cash Flow Information
     During the 2008 twenty-six-week period, Landstar paid income taxes and interest of $31,090,000 and $4,577,000, respectively. During the 2007 twenty-six-week period, Landstar paid income taxes and interest of $31,502,000 and $3,432,000, respectively. Landstar acquired operating property by entering into capital leases in the amount of $703,000 and $14,674,000 in the 2008 and 2007 twenty-six-week periods, respectively.
(6)     Segment Information
     Historically, the Company reported the results of three operating segments: the carrier segment, the global logistics segment and the insurance segment. Beginning in the thirteen week period ended March 29, 2008, the Company revised the presentation format of its segment disclosure to consolidate the previously reported three segments to two segments: the transportation logistics segment and the insurance segment. This change in segment reporting reflected increased centralization and consolidation of certain administrative and sales functions across all of the Company’s operating subsidiaries and the increased similarity of the services provided by the operations of the Company’s various operating subsidiaries, primarily with respect to truck brokerage services. As a result of this change in presentation, the revenue and operating results formerly separated into the carrier and global logistics segments, together with corporate overhead, which was previously included as “other” in the segment information, were consolidated into the transportation logistics segment. This change in segment reporting had no impact on the Company’s consolidated balance sheets, statements of income, statements of cash flows or statements of changes in shareholders’ equity for any periods. This change in segment reporting also had no impact on financial reporting with respect to the Company’s insurance segment. Prior period segment information has been adjusted to reflect the change in segment reporting.
     The following tables summarize information about Landstar’s reportable business segments as of and for the twenty-six-week and thirteen-week periods ended June 28, 2008 and June 30, 2007 (in thousands):

	Twenty Six Weeks Ended
	June 28, 2008			June 30, 2007
	Transportation			Transportation
	Logistics	Insurance	Total	Logistics	Insurance	Total

External revenue	$1,288,231	$18,248	$1,306,479	$1,191,170	$18,431	$1,209,601
Investment income		1,869	1,869		2,997	2,997
Internal revenue		15,861	15,861		16,823	16,823
Operating income	73,560	17,614	91,174	72,370	14,009	86,379
Goodwill	31,134		31,134	31,134		31,134

	Thirteen Weeks Ended
	June 28, 2008			June 30, 2007
	Transportation			Transportation
	Logistics	Insurance	Total	Logistics	Insurance	Total

External revenue	$688,631	$9,020	$697,651	$623,731	$9,221	$632,952
Investment income		773	773		1,257	1,257
Internal revenue		10,009	10,009		10,627	10,627
Operating income	41,174	9,011	50,185	38,858	10,650	49,508
Goodwill	31,134		31,134	31,134		31,134

     In the thirteen and twenty six week periods ended June 28, 2008, one customer accounted for 10 percent of the Company’s revenue.
(7)     Comprehensive Income
     The following table includes the components of comprehensive income for the twenty-six-week and thirteen-week periods ended June 28, 2008 and June 30, 2007 (in thousands):

	Twenty Six Weeks Ended		Thirteen Weeks Ended
	June 28,	June 30,	June 28,	June 30,
	2008	2007	2008	2007

Net income	$53,508	$51,274	$29,765	$29,670
Unrealized holding gains/(losses) on available-for-sale investments, net of income taxes	(137)	15	(341)	—

Comprehensive income	$53,371	$51,289	$29,424	$29,670

     Accumulated other comprehensive loss at June 28, 2008 of $80,000 represents the unrealized holding losses on available-for-sale investments of $124,000, net of related income tax benefits of $44,000.
(8)     Commitments and Contingencies
     As of June 28, 2008, Landstar had $26,868,000 of letters of credit outstanding under the Company’s revolving credit facility and $45,261,000 of letters of credit secured by investments held by the Company’s insurance segment. Short-term investments include $4,443,000 in current maturities of investment grade bonds and $19,580,000 of cash equivalents held by the Company’s insurance segment at June 28, 2008. These short-term investments together with $18,456,000 of the non-current portion of investment grade bonds and $5,071,000 of cash equivalents included in other assets at June 28, 2008, provide collateral for the $45,261,000 of letters of credit issued to guarantee payment of insurance claims.
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
Introduction
     Landstar System, Inc. and its subsidiary, Landstar System Holdings, Inc. (together, referred to herein as “Landstar” or the “Company”), provide transportation and logistics services to a variety of market niches throughout the United States and to a lesser extent in Canada, and between the United States and Canada, Mexico and other countries through its operating subsidiaries. Landstar’s business strategy is to be a non-asset based provider of transportation capacity and logistics services delivering safe, specialized transportation services globally, utilizing a network of independent commission sales agents, third party capacity providers and employees. Landstar focuses on providing transportation and logistics services which emphasize safety, customer service and information coordination among its independent commission sales agents, customers and capacity providers. The Company markets its services primarily through independent commission sales agents and utilizes third party capacity providers exclusively to handle customers’ freight. The nature of the Company’s business is such that a significant portion of its operating costs varies directly with revenue.
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
     The transportation logistics segment markets its services primarily through independent commission sales agents. Each of the independent commission sales agents has the opportunity to market all of the services provided by the transportation logistics segment. This segment provides a wide range of transportation and logistics services, including truckload transportation, rail intermodal, the arrangement of multimodal (ground, air, ocean and rail) moves, expedited transportation services, air cargo and ocean cargo services and warehousing. Truckload services primarily are provided to the truckload market for a wide range of general commodities, much of which are over irregular or non-repetitive routes, utilizing dry and specialty vans and unsided trailers, including flatbed, drop deck and specialty trailers. Available truckload services also include short-to-long haul movement of containers by truck and expedited ground and dedicated power-only truck capacity. These services are provided by independent contractors who provide truck capacity to the Company under exclusive lease arrangements (the “Business Capacity Owner Independent Contractors” or “BCO Independent Contractors”) and other third party truck capacity providers under non-exclusive contractual arrangements (“Truck Brokerage Carriers”). Rail intermodal, air and ocean services are provided by third party railroad, air and ocean cargo carriers. The Company has contracts with all of the Class 1 domestic railroads and certain Canadian railroads and contracts with domestic and international airlines and ocean lines. Warehousing services are provided by independent contractors who provide warehouse capacity to the Company under non-exclusive contractual arrangements (“Warehouse Capacity Owners” or “WCO Independent Contractors”). As of June 28, 2008, Landstar had 134 Warehouse Capacity Owners under contract. During the twenty-six weeks ended June 28, 2008, revenue hauled by BCO Independent Contractors, Truck Brokerage Carriers, rail intermodal, air cargo carriers and ocean cargo carriers represented 54%, 38%, 6%, 1%, and 1%, respectively, of the Company’s transportation logistics segment revenue.

     The insurance segment is comprised of Signature Insurance Company (“Signature”), a wholly owned offshore insurance subsidiary, and Risk Management Claim Services, Inc. The insurance segment provides risk and claims management services to Landstar’s operating subsidiaries. In addition, it reinsures certain risks of the Company’s BCO Independent Contractors and provides certain property and casualty insurance directly to Landstar’s operating subsidiaries. Revenue, representing premiums on reinsurance programs provided to the Company’s BCO Independent Contractors, at the insurance segment represented approximately 1% of total revenue for the twenty-six weeks ended June 28, 2008.
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
     While customer demand, which is subject to overall economic conditions, ultimately drives increases or decreases in revenue, the Company primarily relies on its independent commission sales agents to establish customer relationships and generate revenue opportunities. Management’s primary focus with respect to revenue growth is on revenue generated by independent commission sales agents who on an annual basis generate $1 million or more of Landstar revenue (“Million Dollar Agents”). Management believes future revenue growth is primarily dependent on its ability to increase both the revenue generated by Million Dollar Agents and the number of Million Dollar Agents through a combination of recruiting new agents and increasing the revenue opportunities generated by existing independent commission sales agents. During the 2007 fiscal year, 495 independent commission sales agents generated $1 million or more of Landstar’s revenue and thus qualified as Million Dollar Agents. During the 2007 fiscal year, the average revenue generated by a Million Dollar Agent was $4,571,000 and revenue generated by Million Dollar Agents in the aggregate represented 91% of consolidated Landstar revenue. The Company had 1,409 and 1,381 agent locations at June 28, 2008 and June 30, 2007, respectively. During the thirteen and twenty six weeks ended June 28, 2008, one customer contributed 10% of the Company’s revenue.
     Management monitors business activity by tracking the number of loads (volume) and revenue per load. Revenue per load can be influenced by many factors other than a change in price. Those factors include the average length of haul, freight type, special handling and equipment requirements and delivery time requirements. For shipments involving two or more modes of transportation, revenue is classified by the mode of transportation having the highest cost for the load. The following table summarizes this data by mode of transportation:

	Twenty Six Weeks Ended		Thirteen Weeks Ended
	June 28,	June 30,	June 28,	June 30,
	2008	2007	2008	2007
Revenue generated through (in thousands):

BCO Independent Contractors	$700,195	$684,704	$375,391	$364,171
Truck Brokerage Carriers	490,334	422,967	261,701	217,070
Rail intermodal	71,598	57,677	37,809	30,706
Ocean carriers	18,220	11,539	9,786	5,569
Air carriers	7,449	10,806	3,860	6,191
Other (1)	18,683	21,908	9,104	9,245

	$1,306,479	$1,209,601	$697,651	$632,952

Number of loads:

BCO Independent Contractors	429,080	433,370	225,880	227,770
Truck Brokerage Carriers	288,970	288,850	146,940	151,030
Rail intermodal	31,000	26,760	16,020	14,660
Ocean carriers	2,590	2,100	1,340	1,060
Air carriers	3,870	6,440	1,880	3,160

	755,510	757,520	392,060	397,680

Revenue per load:

BCO Independent Contractors	$1,632	$1,580	$1,662	$1,599
Truck Brokerage Carriers	1,697	1,464	1,781	1,437
Rail intermodal	2,310	2,155	2,360	2,095
Ocean carriers	7,035	5,495	7,303	5,254
Air carriers	1,925	1,678	2,053	1,959

(1)	Includes premium revenue generated by the insurance segment, warehousing revenue generated by the transportation logistics segment and revenue, if any for the periods presented, derived from transportation services provided in support of disaster relief efforts provided primarily under a contract between Landstar Express America, Inc. and the United States Department of Transportation/Federal Aviation Administration.

     Also critical to the Company’s success is its ability to secure capacity, particularly truck capacity, at rates that allow the Company to profitably transport customers’ freight. The following table summarizes available truck capacity providers as of June 28, 2008 and June 30, 2007:

	June 28,	June 30,
	2008	2007

BCO Independent Contractors	8,222	8,431
Truck Brokerage Carriers:
Approved and active (1)	16,080	15,100
Other approved	9,219	8,700

	25,299	23,800

Total available truck capacity providers	33,521	32,231

Number of trucks provided by BCO Independent Contractors	8,804	9,036

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
     Purchased transportation represents the amount a capacity provider is paid to haul freight. The amount of purchased transportation paid to a BCO Independent Contractor is primarily based on a contractually agreed-upon percentage of revenue generated by the haul. Purchased transportation paid to a Truck Brokerage Carrier is based on either a negotiated rate for each load hauled or a contractually agreed-upon rate. Purchased transportation paid to rail intermodal, air cargo and ocean cargo carriers is based on contractually agreed-upon fixed rates. Purchased transportation as a percentage of revenue with respect to services provided by Truck Brokerage Carriers, rail intermodal carriers and ocean cargo carriers is normally higher than that provided by BCO Independent Contractors and air cargo carriers. Purchased transportation is the largest component of costs and expenses and, on a consolidated basis, increases or decreases in proportion to the revenue generated through BCO Independent Contractors and other third party capacity providers and revenue from the insurance segment. Purchased transportation costs are recognized upon the completion of freight delivery.
     Commissions to agents are based on contractually agreed-upon percentages of revenue or gross profit, defined as revenue less the cost of purchased transportation. Commissions to agents as a percentage of consolidated revenue will vary directly with fluctuations in the percentage of consolidated revenue generated by the various modes of transportation and the insurance segment and with changes in gross profit on services provided by Truck Brokerage Carriers, rail intermodal carriers, air cargo carriers and ocean cargo carriers. Commissions to agents are recognized upon the completion of freight delivery.
     Rent and maintenance costs for Company-provided trailing equipment, BCO Independent Contractor recruiting costs and bad debts from BCO Independent Contractors and independent commission sales agents are the largest components of other operating costs.
     Potential liability associated with accidents in the trucking industry is severe and occurrences are unpredictable. Landstar’s retained liability for individual commercial trucking claims varies depending on when such claims are incurred. For commercial trucking claims incurred prior to June 19, 2003 and subsequent to March 30, 2004, Landstar retains liability up to $5,000,000 per occurrence. For commercial trucking claims incurred from June 19, 2003 through March 30, 2004, Landstar retains liability up to $10,000,000 per occurrence. The Company also retains liability for each general liability claim up to $1,000,000, $250,000 for each workers’ compensation claim and $250,000 for each cargo claim. The Company’s exposure to liability associated with accidents incurred by Truck Brokerage Carriers, rail intermodal capacity providers, air cargo carriers and ocean cargo carriers who transport freight on behalf of the Company is reduced by various factors including the extent to which they maintain their own insurance coverage. A material increase in the frequency or severity of accidents, cargo claims or workers’ compensation claims or the unfavorable development of existing claims could be expected to materially adversely affect Landstar’s results of operations.

     Employee compensation and benefits account for over half of the Company’s selling, general and administrative costs.
     Depreciation and amortization primarily relate to depreciation of trailing equipment and management information services equipment.
     The following table sets forth the percentage relationships of income and expense items to revenue for the periods indicated:

	Twenty Six Weeks Ended		Thirteen Weeks Ended
	June 28,	June 30,	June 28,	June 30,
	2008	2007	2008	2007
Revenue	100.0%	100.0%	100.0%	100.0%
Investment income	0.1	0.2	0.1	0.2
Costs and expenses:
Purchased transportation	76.8	75.5	77.2	75.7
Commissions to agents	7.6	8.0	7.6	8.0
Other operating costs	1.0	1.1	1.0	1.2
Insurance and claims	1.5	2.4	1.4	1.9
Selling, general and administrative	5.4	5.3	5.0	4.9
Depreciation and amortization	0.8	0.8	0.7	0.7

Total costs and expenses	93.1	93.1	92.9	92.4

Operating income	7.0	7.1	7.2	7.8
Interest and debt expense	0.3	0.2	0.3	0.2

Income before income taxes	6.7	6.9	6.9	7.6
Income taxes	2.6	2.7	2.6	2.9

Net income	4.1%	4.2%	4.3%	4.7%

TWENTY SIX WEEKS ENDED JUNE 28, 2008 COMPARED TO TWENTY SIX WEEKS ENDED JUNE 30, 2007
     Revenue for the 2008 twenty-six-week period was $1,306,479,000, an increase of $96,878,000, or 8.0%, compared to the 2007 twenty-six-week period. Revenue increased $97,061,000, or 8.1%, at the transportation logistics segment primarily due to a 16% increase in revenue hauled by Truck Brokerage Carriers and increased revenue hauled by BCO Independent Contractors and rail intermodal and ocean cargo carriers, partially offset by lower revenue hauled by air cargo carriers. The number of loads in the 2008 period hauled by Truck Brokerage Carriers was approximately equal to the number of loads hauled in the 2007 period, while the number of loads hauled by BCO Independent Contractors decreased 1.0%. Loads hauled by rail intermodal and ocean cargo carriers increased 16% and 23%, respectively, over the 2007 period, while loads hauled by air cargo carriers decreased 40% compared to the 2007 period. Revenue per load for loads hauled by Truck Brokerage Carriers, BCO Independent Contractors and rail intermodal, air and ocean cargo carriers increased 16%, 3%, 7%, 15% and 28%, respectively, over the 2007 period. The increase in revenue per load hauled by Truck Brokerage Carriers and rail intermodal, air and ocean cargo carriers was partly attributable to increased fuel surcharges billed to customers in the 2008 period. Fuel surcharges billed to customers on revenue hauled by BCO Independent Contractors are excluded from revenue.
     Investment income at the insurance segment was $1,869,000 and $2,997,000 in the 2008 and 2007 twenty-six-week periods, respectively. The decrease in investment income was primarily due to a decreased rate of return, attributable to a general decrease in interest rates, on investments held by the insurance segment in the 2008 period.
     Purchased transportation was 76.8% and 75.5% of revenue in the 2008 and 2007 twenty-six-week periods, respectively. The increase in purchased transportation as a percentage of revenue was primarily attributable to increased rates of purchased transportation paid to Truck Brokerage Carriers and increased revenue hauled by Truck Brokerage Carriers, rail intermodal carriers and ocean cargo carriers, all of which tend to have a higher cost of purchased transportation. Commissions to agents were 7.6% of revenue in the 2008 period and 8.0% of revenue in the 2007 period. The decrease in commissions to agents as a percentage of revenue was primarily attributable to decreased gross profit on revenue hauled by Truck Brokerage Carriers, rail intermodal carriers and ocean cargo carriers. Other operating costs were 1.0% and 1.1% of revenue in the 2008 and 2007 periods, respectively. The decrease in other operating costs as a percentage of revenue was primarily attributable to the effect of increased revenue hauled by Truck Brokerage Carriers, rail intermodal carriers and ocean cargo carriers in the 2008 twenty-six-week period, none of which incur significant other operating costs, partially offset by lower gains on the sales of trailing equipment in the 2008 period compared to the 2007 period. Insurance and claims were 1.5% of revenue in the 2008 period, compared with 2.4% of revenue in the 2007 period. The decrease in insurance and claims as a percentage of revenue was primarily due to a $5,000,000 charge for the estimated cost of one severe accident that occurred during the first quarter of 2007 and a lower cost for cargo claims in the 2008 period. Selling, general and administrative costs were 5.4% of revenue in the 2008 period, compared with 5.3% of revenue in the 2007 period. The increase in selling, general and administrative costs as a percentage of revenue was primarily attributable to an increased provision for bonuses under the Company’s incentive compensation programs, partially offset by the effect of increased revenue. Depreciation and amortization was 0.8% of revenue in each of the 2008 and 2007 periods.
     Interest and debt expense was 0.3% and 0.2% of revenue in the 2008 and 2007 twenty-six week periods, respectively. The increase in interest and debt expense as a percentage of revenue was primarily due to higher average borrowings on the Company’s senior credit facility, partially offset by lower interest rates on borrowings under the senior credit facility.
     The provisions for income taxes for each of the 2008 and 2007 twenty-six-week periods were based on an estimated full year combined effective income tax rate of approximately 38.7%, which was higher than the statutory federal income tax rate primarily as a result of state taxes, the meals and entertainment exclusion and non-deductible stock compensation expense.
     Net income was $53,508,000, or $1.01 per common share ($1.01 per diluted share), in the 2008 twenty-six-week period. Net income was $51,274,000, or $0.92 per common share ($0.91 per diluted share), in the 2007 twenty-six-week period. Included in the 2007 twenty-six week period net income was a $5,000,000 charge for the estimated cost of one severe accident that occurred during the first quarter of 2007. This charge, net of related income tax benefits, reduced 2007 twenty-six-week period net income by $3,065,000, or $0.05 per common share ($0.05 per diluted share).
THIRTEEN WEEKS ENDED JUNE 28, 2008 COMPARED TO THIRTEEN WEEKS ENDED JUNE 30, 2007
     Revenue for the 2008 thirteen-week period was $697,651,000, an increase of $64,699,000, or 10.2%, compared to the 2007 thirteen-week period. Revenue increased $64,900,000, or 10.4%, at the transportation logistics segment. The increase in revenue at the transportation logistics segment was primarily attributable to a 21% increase in revenue hauled by Truck Brokerage Carriers and increased revenue hauled by BCO Independent Contractors and rail intermodal and ocean cargo carriers, partially offset by lower revenue hauled by air cargo carriers. The number of loads in the 2008 period hauled by Truck Brokerage Carriers and BCO Independent Contractors decreased 3% and 1%, respectively, compared to the 2007 period, while the number of loads hauled by rail intermodal and ocean cargo carriers increased 9% and 26%, respectively, over the same period. Loads hauled by air cargo carriers in the 2008 period decreased 40% compared to the 2007 period. Revenue per load for loads hauled by Truck Brokerage Carriers, BCO Independent Contractors and rail intermodal, air and ocean cargo carriers increased 24%, 4%, 13%, 5% and 39%, respectively, over the 2007 period. The increase in revenue per load hauled by Truck Brokerage Carriers, rail intermodal, air and ocean carriers was partially attributable to increased fuel surcharges billed to customers in the 2008 period.
     Investment income at the insurance segment was $773,000 and $1,257,000 in the 2008 and 2007 thirteen-week periods, respectively. The decrease in investment income was primarily due to a decreased rate of return, attributable to a general decrease in interest rates, on investments held by the insurance segment in the 2008 period.
     Purchased transportation was 77.2% and 75.7% of revenue in the 2008 and 2007 thirteen-week periods, respectively. The increase in purchased transportation as a percentage of revenue was primarily attributable to increased rates of purchased transportation paid to Truck Brokerage Carriers and increased revenue hauled by Truck Brokerage Carriers, rail intermodal carriers and ocean cargo carriers, all of which tend to have a higher cost of purchased transportation. Commissions to agents were 7.6% of revenue in the 2008 period and 8.0% of revenue in the 2007 period. The decrease in commissions to agents as a percentage of revenue was primarily attributable to decreased gross profit on revenue hauled by Truck Brokerage Carriers, rail intermodal carriers and ocean cargo carriers. Other operating costs were 1.0% and 1.2% of revenue in the 2008 and 2007 periods, respectively. The decrease in other operating costs as a percentage of revenue was primarily attributable to increased revenue hauled by Truck Brokerage Carriers, rail intermodal carriers and ocean cargo carriers, none of which incur significant other operating expenses. Insurance and claims were 1.4% of revenue in the 2008 period, compared with 1.9% of revenue in the 2007 period. The decrease in insurance and claims as a percentage of revenue was primarily due to increased revenue hauled by Truck Brokerage Carriers, rail intermodal and ocean cargo carriers, all of which have a lower claims risk profile and a lower cost of cargo claims in the 2008 period. Selling, general and administrative costs were 5.0% of revenue in the 2008 period and 4.9% of revenue in the 2007 period. The increase in selling, general and administrative costs as a percentage of revenue was primarily attributable to an increased provision for bonuses under the Company’s incentive compensation programs, partially offset by the effect of increased revenue. Depreciation and amortization was 0.7% of revenue in both the 2008 and 2007 periods.

     Interest and debt expense was 0.3% and 0.2% of revenue in the 2008 and 2007 thirteen-week periods, respectively. The increase in interest and debt expense as a percentage of revenue was primarily due to higher average borrowings on the Company’s senior credit facility, partially offset by lower interest rates on borrowings under the senior credit facility.
     The provisions for income taxes for the 2008 and 2007 thirteen-week periods were based on estimated full year combined effective income tax rate of approximately 38.6% and 38.7%, respectively, which were higher than the statutory federal income tax rate primarily as a result of state taxes, the meals and entertainment exclusion and non-deductible stock compensation expense. The decrease in the effective income tax rate was primarily attributable to lower state taxes related to changes in the apportionment of income amongst the states in which the Company operates.
     Net income was $29,765,000, or $0.56 per common share ($0.56 per diluted share), in the 2008 thirteen-week period, compared to $29,670,000, or $0.53 per common share ($0.53 per diluted share), in the 2007 thirteen-week period.
CAPITAL RESOURCES AND LIQUIDITY
     Shareholders’ equity was $247,811,000 at June 28, 2008, compared to $180,786,000 at December 29, 2007. The increase in shareholders’ equity was primarily a result of net income and the effect of the exercises of stock options during the period, partially offset by dividends paid. The Company paid $0.075 per share, or $3,955,000, in cash dividends during the twenty-six-week period ended June 28, 2008. It is the intention of the Board of Directors to continue to pay a quarterly dividend. As of June 28, 2008, the Company may purchase up to an additional 734,401 shares of its common stock under its authorized stock purchase program. On July 16, 2008, Landstar System, Inc. announced that it had been authorized by its Board of Directors to purchase up to an additional 2,000,000 shares of its common stock from time to time in the open market and in privately negotiated transactions. Shareholders’ equity was 64% of total capitalization (defined as total debt plus equity) at June 28, 2008 compared to 52% at December 29, 2007.
     Working capital and the ratio of current assets to current liabilities were $233,901,000 and 1.9 to 1, respectively, at June 28, 2008, compared with $184,078,000 and 1.7 to 1, respectively, at December 29, 2007. Landstar has historically operated with current ratios within the range of 1.5 to 1 to 2.0 to 1. Cash provided by operating activities was $34,588,000 in the 2008 twenty-six-week period compared with $72,919,000 in the 2007 twenty-six-week period. The decrease in cash flow provided by operating activities was primarily attributable to the timing of collections of trade receivables.
     Long-term debt, including current maturities, was $140,983,000 at June 28, 2008, $23,770,000 lower than at December 29, 2007.
     On June 27, 2008, Landstar entered into a credit agreement with a syndicate of banks and JPMorgan Chase Bank, N.A., as administrative agent (the “Credit Agreement”). The Credit Agreement, which expires on June 27, 2013, provides $225,000,000 of borrowing capacity in the form of a revolving credit facility, $75,000,000 of which may be utilized in the form of letter of credit guarantees. The initial borrowing of $67,000,000 under the Credit Agreement has been used to refinance $67,000,000 of outstanding borrowings under the prior credit agreement, which has been terminated. The initial borrowings under the Credit Agreement bear interest at the rate of 3.37%.
     The Credit Agreement contains a number of covenants that limit, among other things, the incurrence of additional indebtedness. The Company is required to, among other things, maintain a minimum Fixed Charge Coverage Ratio and maintain a Leverage Ratio below a specified maximum, as each is defined in the Credit Agreement. The Credit Agreement provides for a restriction on cash dividends and other distributions to stockholders on the Company’s capital stock to the extent there is a default under the Credit Agreement. In addition, the Credit Agreement under certain circumstances limits the amount of such cash dividends and other distributions to stockholders in the event that after giving effect to any payment made to effect such cash dividend or other distribution, the Leverage Ratio would exceed 2.5 to 1 on a pro forma basis as of the end of the Company’s most recently completed fiscal quarter. The Credit Agreement provides for an event of default in the event, among other things, that a person or group acquires 25% or more of the outstanding capital stock of the Company or obtains power to elect a majority of the Company’s directors. None of these covenants are presently considered by management to be materially restrictive to the Company’s operations, capital resources or liquidity. The Company is currently in compliance with all of the debt covenants under the Credit Agreement.
     At June 28, 2008, the Company had $67,000,000 in borrowings outstanding and $26,868,000 of letters of credit outstanding under the Credit Agreement. At June 28, 2008, there was $131,132,000 available for future borrowings under the Credit Agreement. In addition, the Company has $45,261,000 in letters of credit outstanding, as collateral for insurance claims, that are secured by investments and cash equivalents totaling $47,550,000. Investments, all of which are carried at fair value, consist of investment-grade bonds having maturities of up to five years. Fair value of investments is based primarily on quoted market prices.

     Historically, the Company has generated sufficient operating cash flow to meet its debt service requirements, fund continued growth, both internal and through acquisitions, complete or execute share purchases of its common stock under authorized share purchase programs, pay dividends and meet working capital needs. As a non-asset based provider of transportation capacity and logistics services, the Company’s annual capital requirements for operating property are generally for trailing equipment and management information services equipment. In addition, a portion of the trailing equipment used by the Company is provided by third party capacity providers, thereby reducing the Company’s capital requirements. During the 2008 twenty-six-week period, the Company purchased $3,997,000 of operating property and acquired $703,000 of trailing equipment by entering into capital leases. Landstar anticipates acquiring approximately $10,000,000 of operating property, primarily trailing equipment, during the remainder of the 2008 fiscal year either by purchase or by lease financing.
     Management believes that cash flow from operations combined with the Company’s borrowing capacity under the Credit Agreement will be adequate to meet Landstar’s debt service requirements, fund continued growth, both internal and through acquisitions, pay dividends, complete the authorized share purchase program and meet working capital needs.
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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
     The allowance for doubtful accounts for both trade and other receivables represents management’s estimate of the amount of outstanding receivables that will not be collected. Historically, management’s estimates for uncollectible receivables have been materially correct. Although management believes the amount of the allowance for both trade and other receivables at June 28, 2008 is appropriate, a prolonged period of low or no economic growth may adversely affect the collection of these receivables. Conversely, a more robust economic environment may result in the realization of some portion of the estimated uncollectible receivables.

     Landstar provides for the estimated costs of self-insured claims primarily on an actuarial basis. The amount recorded for the estimated liability for claims incurred is based upon the facts and circumstances known on the applicable balance sheet date. The ultimate resolution of these claims may be for an amount greater or less than the amount estimated by management. Historically, the Company has experienced both favorable and unfavorable development of prior years’ claims estimates. The Company continually revises its existing claim estimates as new or revised information becomes available on the status of each claim. During the 2008 and 2007 twenty-six-week periods, insurance and claims costs included $3,598,000 and $3,332,000, respectively, of favorable adjustments to prior years’ claims estimates. It is reasonably likely that the ultimate outcome of settling all outstanding claims will be more or less than the estimated claims reserve at June 28, 2008.
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
     On June 27, 2008, Landstar entered into a credit agreement with a syndicate of banks and JPMorgan Chase Bank, N.A., as administrative agent (the “Credit Agreement”). The Credit Agreement, which expires on June 27, 2013, provides $225,000,000 of borrowing capacity in the form of a revolving credit facility, $75,000,000 of which may be utilized in the form of letter of credit guarantees. The initial borrowing of $67,000,000 under the Credit Agreement has been used to refinance $67,000,000 of outstanding borrowings under the prior credit agreement, which has been terminated. The initial borrowings under the Credit Agreement bear interest at the rate of 3.37%.

     Borrowings under the Credit Agreement bear interest at rates equal to, at the option of the Company, either (i) the greater of (a) the prime rate as publicly announced from time to time by JPMorgan Chase Bank, N.A. and (b) the federal funds effective rate plus .5%, or, (ii) the rate at the time offered to JPMorgan Chase Bank, N.A. in the Eurodollar market for amounts and periods comparable to the relevant loan plus, in either case, a margin that is determined based on the level of the Company’s Leverage Ratio, as defined in the Credit Agreement. As of June 28, 2008, the weighted average interest rate on borrowings outstanding was 3.37%. During the second quarter of 2008, the average outstanding balance under the Credit Agreement and the prior credit agreement was approximately $82,295,000. Based on the borrowing rates in the Credit Agreement and the repayment terms, the fair value of the outstanding borrowings as of June 28, 2008 was estimated to approximate carrying value. Assuming that debt levels on the Credit Agreement remain at $67,000,000, the balance at June 28, 2008, a hypothetical increase of 100 basis points in current rates provided for under the Credit Agreement is estimated to result in an increase in interest expense of $670,000 on an annualized basis.
     All amounts outstanding under the Credit Agreement are payable on June 27, 2013, the expiration of the Credit Agreement.
     Long-term investments, all of which are available-for-sale, consist of investment grade bonds having maturities of up to five years. Assuming that the long-term portion of investments in bonds remains at $18,456,000, the balance at June 28, 2008, a hypothetical increase or decrease in interest rates of 100 basis points would not have a material impact on future earnings on an annualized basis. Short-term investments consist of short-term investment grade instruments and the current maturities of investment grade bonds. Accordingly, any future interest rate risk on these short-term investments would not be material.
Item 4. Controls and Procedures
     As of the end of the period covered by this quarterly report on Form 10-Q, an evaluation was carried out, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended). Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of June 28, 2008, to provide reasonable assurance that information required to be disclosed by the Company in reports that it filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.
     There were no significant changes in the Company’s internal controls over financial reporting during the Company’s fiscal quarter ended June 28, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Company
     On August 27, 2007, Landstar System, Inc. announced that it had been authorized by its Board of Directors to purchase up to an additional 2,000,000 shares of its common stock from time to time in the open market and in privately negotiated transactions. As of June 28, 2008, the Company may purchase 734,401 shares of its common stock under this authorization. On July 16, 2008, Landstar System, Inc. announced that it had been authorized by its Board of Directors to purchase up to an additional 2,000,000 shares of its common stock from time to time in the open market and in privately negotiated transactions. The Company did not purchase any shares of its common stock during the period from March 30, 2008 to June 28, 2008, the Company’s second fiscal quarter. No specific expiration date has been assigned to either the August 27, 2007 or July 16, 2008 authorizations.
     During the twenty-six-week period ended June 28, 2008, Landstar paid dividends as follows:

Dividend Amount per share	Declaration Date	Record Date	Payment Date

$0.0375	January 31, 2008	February 8, 2008	February 29, 2008
$0.0375	April 17, 2008	May 9, 2008	May 30, 2008
     The Credit Agreement provides for a restriction on cash dividends and other distributions to stockholders on the Company’s capital stock to the extent there is a default under the Credit Agreement. In addition, the Credit Agreement under certain circumstances limits the amount of such cash dividends and other distributions to stockholders in the event that after giving effect to any payment made to effect such cash dividend or other distribution, the Leverage Ratio would exceed 2.5 to 1 on a pro forma basis as of the end of the Company’s most recently completed fiscal quarter.
Item 3. Defaults Upon Senior Securities
None.

Item 4. Submission of Matters to a Vote of Security Holders
     On May 1, 2008, Landstar System, Inc. (“LSI”) held its Annual Meeting of Stockholders (the “Meeting”) in the offices of Landstar System, Inc., in Jacksonville, FL. The matters voted upon at the Meeting included (i) the election of the three Class III directors for terms to expire at the 2011 Annual Meeting of Stockholders, and (ii) ratification of the appointment of KPMG LLP as LSI’s independent registered public accounting firm for fiscal year 2008.
     With respect to the election of three Class III directors at the Meeting, nominee David G. Bannister, nominee Jeffrey C. Crowe and nominee Michael A. Henning were elected to the Board of Directors of LSI. Mr. Bannister received 49,565,651 votes for election to the Board and 481,544 votes were withheld. Mr. Crowe received 49,517,240 votes for election to the Board and 529,955 votes were withheld. Mr. Henning received 49,826,663 votes for election to the Board and 220,532 votes were withheld.
     With respect to the second matter voted on at the 2008 Annual Meeting of Stockholders, the proposal to ratify the appointment of KPMG LLP as LSI’s independent registered public accounting firm for fiscal year 2008 was approved by LSI’s stockholders. Votes cast for the proposal were 49,894,780, votes cast against were 143,036 and votes abstaining were 9,379.
Item 5. Other Information
     None.
Item 6. Exhibits
The exhibits listed on the Exhibit Index are furnished as part of this quarterly report on Form 10-Q.

EXHIBIT INDEX
Registrant’s Commission File No.: 0-21238

Exhibit No.	Description

4.1	Credit Agreement dated as of June 27, 2008, among Landstar System Holdings, Inc., the Company, the lenders named therein, and JPMorgan Chase Bank, N.A. as Administrative Agent (including exhibits and schedules thereto) (Incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K filed on July 3, 2008 (Commission File No. 0-21238))

(31)	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002:

31.1*	Chief Executive Officer certification, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Chief Financial Officer certification, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002:

32.1**	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

**	Furnished herewith

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LANDSTAR SYSTEM, INC.
Date: August 1, 2008	/s/ Henry H. Gerkens
Henry H. Gerkens
President and Chief Executive Officer

Date: August 1, 2008	/s/ James B. Gattoni
James B. Gattoni
Vice President and Chief Financial Officer