Form 10-Q
period 2008-09-27
LANDSTAR SYSTEM INC
filed 2008-10-31
CIK 853816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2008
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
     Yes ☐     No ☑
     The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of the close of business on October 17, 2008 was 52,408,616.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
     The interim consolidated financial statements contained herein reflect all adjustments (all of a normal, recurring nature) which, in the opinion of management, are necessary for a fair statement of the financial condition, results of operations, cash flows and changes in shareholders’ equity for the periods presented. They have been prepared in accordance with Rule 10-01 of Regulation S-X and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the thirty nine weeks ended September 27, 2008 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 27, 2008.
     These interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s 2007 Annual Report on Form 10-K.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)
(Unaudited)

	Sept 27,	Dec 29,
	2008	2007
ASSETS
Current Assets
Cash and cash equivalents	$77,604	$60,750
Short-term investments	25,727	22,921
Trade accounts receivable, less allowance of $5,316 and $4,469	391,873	310,258
Other receivables, including advances to independent contractors, less allowance of $4,151 and $4,792	9,398	11,170
Deferred income taxes and other current assets	32,251	28,554

Total current assets	536,853	433,653

Operating property, less accumulated depreciation and amortization of $102,008 and $88,284	124,283	132,369
Goodwill	31,134	31,134
Other assets	37,310	31,845

Total assets	$729,580	$629,001

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Cash overdraft	$32,906	$25,769
Accounts payable	144,730	117,122
Current maturities of long-term debt	24,084	23,155
Insurance claims	25,086	28,163
Accrued income taxes	14,461	14,865
Other current liabilities	41,662	40,501

Total current liabilities	282,929	249,575

Long-term debt, excluding current maturities	132,997	141,598
Insurance claims	36,222	37,631
Deferred income taxes	25,339	19,411

Shareholders’ Equity
Common stock, $0.01 par value, authorized 160,000,000 shares, issued 66,109,547 and 65,630,383 shares	661	656
Additional paid-in capital	152,845	132,788
Retained earnings	681,806	601,537
Cost of 13,700,931 and 13,121,109 shares of common stock in treasury	(582,771)	(554,252)
Accumulated other comprehensive income (loss)	(448)	57

Total shareholders’ equity	252,093	180,786

Total liabilities and shareholders’ equity	$729,580	$629,001

See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share amounts)
(Unaudited)

	Thirty Nine Weeks Ended		Thirteen Weeks Ended
	Sept 27,	Sept 29,	Sept 27,	Sept 29,
	2008	2007	2008	2007

Revenue	$2,039,232	$1,844,412	$732,753	$634,811
Investment income	2,686	4,103	817	1,106
Costs and expenses:
Purchased transportation	1,573,209	1,394,781	569,864	481,946
Commissions to agents	153,857	148,574	54,267	51,170
Other operating costs	20,814	21,208	6,874	7,986
Insurance and claims	27,159	38,878	8,125	9,319
Selling, general and administrative	105,457	95,002	34,499	31,082
Depreciation and amortization	15,558	14,045	5,251	4,766

Total costs and expenses	1,896,054	1,712,488	678,880	586,269

Operating income	145,864	136,027	54,690	49,648
Interest and debt expense	5,635	4,464	1,757	1,764

Income before income taxes	140,229	131,563	52,933	47,884
Income taxes	53,904	50,941	20,116	18,536

Net income	$86,325	$80,622	$32,817	$29,348

Earnings per common share	$1.64	$1.46	$0.62	$0.54

Diluted earnings per share	$1.62	$1.45	$0.62	$0.54

Average number of shares outstanding:
Earnings per common share	52,680,000	55,221,000	52,586,000	54,189,000

Diluted earnings per share	53,142,000	55,740,000	53,028,000	54,608,000

Dividends paid per common share	$0.1150	$0.0975	$0.0400	$0.0375

See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Thirty Nine Weeks Ended
	Sept 27,	Sept 29,
	2008	2007
OPERATING ACTIVITIES
Net income	$86,325	$80,622
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of operating property	15,558	14,045
Non-cash interest charges	130	130
Provisions for losses on trade and other accounts receivable	4,684	3,094
Losses (gains) on sales/disposals of operating property	120	(1,689)
Director compensation paid in common stock	634	678
Deferred income taxes, net	5,984	2,627
Stock-based compensation	4,994	5,500
Changes in operating assets and liabilities:
Decrease (increase) in trade and other accounts receivable	(84,527)	8,579
Increase in other assets	(7,701)	(7,641)
Increase in accounts payable	27,608	2,755
Increase (decrease) in other liabilities	1,035	(1,383)
Increase (decrease) in insurance claims	(4,486)	4,671

NET CASH PROVIDED BY OPERATING ACTIVITIES	50,358	111,988

INVESTING ACTIVITIES
Net change in other short-term investments	(8,866)	(2,845)
Sales and maturities of investments	10,551	30,282
Purchases of investments	(6,921)	(32,133)
Purchases of operating property	(4,903)	(5,829)
Proceeds from sales of operating property	25	3,688

NET CASH USED BY INVESTING ACTIVITIES	(10,114)	(6,837)

FINANCING ACTIVITIES
Increase in cash overdraft	7,137	6,766
Dividends paid	(6,056)	(5,390)
Proceeds from exercises of stock options	12,249	12,264
Excess tax benefit on stock option exercises	2,185	3,660
Borrowings on revolving credit facility	87,000	24,000
Purchases of common stock	(28,519)	(126,148)
Principal payments on long-term debt and capital lease obligations	(97,386)	(52,747)

NET CASH USED BY FINANCING ACTIVITIES	(23,390)	(137,595)

Increase (decrease) in cash and cash equivalents	16,854	(32,444)
Cash and cash equivalents at beginning of period	60,750	91,491

Cash and cash equivalents at end of period	$77,604	$59,047

See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
Thirty Nine Weeks Ended September 27, 2008
(Dollars in thousands)
(Unaudited)

							Accumulated
			Additional		Treasury Stock		Other
	Common Stock		Paid-In	Retained	at Cost		Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	Income (Loss)	Total

Balance December 29, 2007	65,630,383	$656	$132,788	$601,537	13,121,109	$(554,252)	$57	$180,786

Net income				86,325				86,325

Dividends paid ($0.1150 per share)				(6,056)				(6,056)

Director compensation paid in common stock	12,000		634					634

Purchases of Common Stock					579,822	(28,519)		(28,519)

Stock-based compensation expense			4,994					4,994

Exercises of stock options, including excess tax benefit	467,164	5	14,429					14,434

Unrealized loss on available-for-sale investments, net of income tax benefit							(505)	(505)

Balance September 27, 2008	66,109,547	$661	$152,845	$681,806	13,700,931	$(582,771)	$(448)	$252,093

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
     As of September 27, 2008, the Company had two employee stock option plans and one stock option plan for members of its Board of Directors (the “Plans”). Amounts recognized in the financial statements with respect to these Plans are as follows (in thousands):

	Thirty Nine Weeks Ended		Thirteen Weeks Ended
	Sept 27,	Sept 29,	Sept 27,	Sept 29,
	2008	2007	2008	2007

Total cost of the Plans during the period	$4,994	$5,500	$1,642	$1,856

Amount of related income tax benefit recognized during the period	1,534	1,732	474	547

Net cost of the Plans during the period	$3,460	$3,768	$1,168	$1,309

     The fair value of each option grant on its grant date was calculated using the Black-Scholes option pricing model with the following weighted average assumptions for grants made in the 2008 and 2007 thirty-nine-week periods:

	2008	2007

Expected volatility	33.0%	33.0%
Expected dividend yield	0.375%	0.300%
Risk-free interest rate	3.00%	4.75%
Expected lives (in years)	4.1	4.2
     The Company utilizes historical data, including exercise patterns and employee departure behavior, in estimating the term options will be outstanding. Expected volatility was based on historical volatility and other factors, such as expected changes in volatility arising from planned changes to the Company’s business, if any. The risk-free interest rate was based on the yield of zero coupon U.S. Treasury bonds for terms that approximated the terms of the options granted. The weighted average grant date fair value of stock options granted during the thirty-nine-week periods ended September 27, 2008 and September 29, 2007 was $12.60 and $14.26, respectively.
The following table summarizes information regarding the Company’s stock options under the Plans:

		Weighted Average	Weighted Average
	Number of	Exercise Price	Remaining Contractual	Aggregate Intrinsic
	Options	per Share	Term (years)	Value (000s)

Options outstanding at December 29, 2007	2,199,308	$31.10
Granted	777,500	$42.30
Exercised	(467,164)	$26.22
Forfeited	(3,000)	$44.74

Options outstanding at September 27, 2008	2,506,644	$35.47	7.2	$21,023

Options exercisable at September 27, 2008	820,211	$30.72	5.8	$10,780

     As of September 27, 2008, there were 5,372,544 shares of the Company’s common stock reserved for issuance upon exercise of options granted and to be granted under the Plans.
     The total intrinsic value of stock options exercised during the thirty-nine-week periods ended September 27, 2008 and September 29, 2007 was $11,587,000 and $16,502,000, respectively. The total intrinsic value of stock options exercised during the thirteen-week periods ended September 27, 2008 and September 29, 2007 was $1,541,000 and $6,415,000, respectively.
     As of September 27, 2008, there was $13,110,000 of total unrecognized compensation cost related to non-vested stock options granted under the Plans. The compensation cost related to these non-vested options is expected to be recognized over a weighted average period of 3.4 years.
     Under the Directors’ Stock Compensation Plan, outside members of the Board of Directors who are elected or re-elected to the Board receive 6,000 shares of common stock of the Company, subject to certain restrictions including restrictions on transfer. The Company issued an aggregate of 12,000 shares of its common stock in each of the thirty-nine-week periods ended September 27, 2008 and September 29, 2007, to members of the Board of Directors re-elected at, respectively, the 2008 and 2007 annual stockholders’ meetings. On July 19, 2007, 1,577 shares of the Company’s common stock were issued to a member of the Board of Directors upon such member’s election to the Board of Directors. During the 2008 and 2007 thirty-nine-week periods, the Company reported $634,000 and $678,000, respectively, in compensation expense representing the fair market value of these share awards. As of September 27, 2008, there were 138,423 shares of the Company’s common stock reserved for issuance upon the grant of common stock under the Directors’ Stock Compensation Plan.

(2)	Debt
     On June 27, 2008, Landstar entered into a credit agreement with a syndicate of banks and JPMorgan Chase Bank, N.A., as administrative agent (the “Credit Agreement”). The Credit Agreement, which expires on June 27, 2013, provides $225,000,000 of borrowing capacity in the form of a revolving credit facility, $75,000,000 of which may be utilized in the form of letter of credit guarantees. The initial borrowing of $67,000,000 under the Credit Agreement was used to refinance $67,000,000 of outstanding borrowings under the prior credit agreement, which was terminated in connection with the Credit Agreement. Borrowings under the Credit Agreement are unsecured, however, all but two of the Company’s subsidiaries guarantee the obligations under the Credit Agreement. All amounts outstanding under the Credit Agreement are payable on June 27, 2013, the expiration date of the Credit Agreement.
     Borrowings under the Credit Agreement bear interest at rates equal to, at the option of the Company, either (i) the greater of (a) the prime rate as publicly announced from time to time by JPMorgan Chase Bank, N.A. and (b) the federal funds effective rate plus 0.5%, or, (ii) the rate at the time offered to JPMorgan Chase Bank, N.A. in the Eurodollar market for amounts and periods comparable to the relevant loan plus, in either case, a margin that is determined based on the level of the Company’s Leverage Ratio, as defined in the Credit Agreement. The unused portion of the revolving credit facility under the Credit Agreement carries a commitment fee determined based on the level of the Leverage Ratio, as therein defined. The commitment fee for the unused portion of the revolving credit facility under the Credit Agreement ranges from .175% to .35%, based on achieving certain levels of the Leverage Ratio. As of September 27, 2008, the weighted average interest rate on borrowings outstanding was 3.90%.
     The Credit Agreement contains a number of covenants that limit, among other things, the incurrence of additional indebtedness. The Company is required to, among other things, maintain a minimum Fixed Charge Coverage Ratio, as defined in the Credit Agreement, and maintain a Leverage Ratio below a specified maximum. The Credit Agreement provides for a restriction on cash dividends and other distributions to stockholders on the Company’s capital stock to the extent there is a default under the Credit Agreement. In addition, the Credit Agreement under certain circumstances limits the amount of such cash dividends and other distributions to stockholders in the event that, after giving effect to any payment made to effect such cash dividend or other distribution, the Leverage Ratio would exceed 2.5 to 1 on a pro forma basis as of the end of the Company’s most recently completed fiscal quarter. The Credit Agreement provides for an event of default in the event, among other things, that a person or group acquires 25% or more of the outstanding capital stock of the Company or obtains the power to elect a majority of the Company’s directors. None of these covenants are presently considered by management to be materially restrictive to the Company’s operations, capital resources or liquidity. The Company is currently in compliance with all of the debt covenants under the Credit Agreement.

(3)	Income Taxes
     The provisions for income taxes for each of the 2008 and 2007 thirty-nine-week periods were based on estimated full year combined effective income tax rates of approximately 38.4% and 38.7%, respectively, which were higher than the statutory federal income tax rate primarily as a result of state taxes, the meals and entertainment exclusion and non-deductible stock-based compensation.

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
     The following table provides a reconciliation of the average number of common shares outstanding used to calculate earnings per share to the average number of common shares and common share equivalents outstanding used to calculate diluted earnings per share (in thousands):

	Thirty Nine Weeks Ended		Thirteen Weeks Ended
	Sept 27,	Sept 29,	Sept 27,	Sept 29,
	2008	2007	2008	2007

Average number of common shares outstanding	52,680	55,221	52,586	54,189
Incremental shares from assumed exercises of stock options	462	519	442	419

Average number of common shares and common share equivalents outstanding	53,142	55,740	53,028	54,608

(5)	Additional Cash Flow Information
     During the 2008 thirty-nine-week period, Landstar paid income taxes and interest of $47,584,000 and $6,258,000, respectively. During the 2007 thirty-nine-week period, Landstar paid income taxes and interest of $45,441,000 and $5,289,000, respectively. Landstar acquired operating property by entering into capital leases in the amount of $2,714,000 and $27,461,000 in the 2008 and 2007 thirty-nine-week periods, respectively.

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
     The following tables summarize information about Landstar’s reportable business segments as of and for the thirty-nine-week and thirteen-week periods ended September 27, 2008 and September 29, 2007 (in thousands):

	Thirty Nine Weeks Ended
	Sept 27, 2008			Sept 29, 2007
	Transportation			Transportation
	Logistics	Insurance	Total	Logistics	Insurance	Total

External revenue	$2,011,766	$27,466	$2,039,232	$1,816,751	$27,661	$1,844,412
Investment income		2,686	2,686		4,103	4,103
Internal revenue		21,713	21,713		23,019	23,019
Operating income	118,171	27,693	145,864	110,441	25,586	136,027
Goodwill	31,134		31,134	31,134		31,134

	Thirteen Weeks Ended
	Sept 27, 2008			Sept 29, 2007
	Transportation			Transportation
	Logistics	Insurance	Total	Logistics	Insurance	Total

External revenue	$723,535	$9,218	$732,753	$625,581	$9,230	$634,811
Investment income		817	817		1,106	1,106
Internal revenue		5,852	5,852		6,196	6,196
Operating income	44,611	10,079	54,690	38,071	11,577	49,648

(7)	Comprehensive Income
     The following table includes the components of comprehensive income for the thirty-nine-week and thirteen-week periods ended September 27, 2008 and September 29, 2007 (in thousands):

	Thirty Nine Weeks Ended		Thirteen Weeks Ended
	Sept 27,	Sept 29,	Sept 27,	Sept 29,
	2008	2007	2008	2007

Net income	$86,325	$80,622	$32,817	$29,348
Unrealized holding losses on available-for-sale investments, net of income taxes	(505)	—	(368)	(15)

Comprehensive income	$85,820	$80,622	$32,449	$29,333

     Accumulated other comprehensive loss at September 27, 2008 of $448,000 represents the unrealized holding losses on available-for-sale investments of $694,000, net of related income tax benefits of $246,000.

(8)	Commitments and Contingencies
     As of September 27, 2008, Landstar had $28,032,000 of letters of credit outstanding under the Company’s revolving credit facility and $48,148,000 of letters of credit secured by investments held by the Company’s insurance segment. Short-term investments include $4,005,000 in current maturities of investment grade bonds and $21,722,000 of cash equivalents held by the Company’s insurance segment at September 27, 2008. These short-term investments together with $15,344,000 of the non-current portion of investment grade bonds and $9,012,000 of cash equivalents included in other assets at September 27, 2008, provide collateral for the $48,148,000 of letters of credit issued to guarantee payment of insurance claims.
     As further described in periodic and current reports previously filed by Landstar System, Inc. (the “Company”) with the Securities and Exchange Commission, the Company and certain of its subsidiaries (the “Defendants”) are defendants in a suit (the “Litigation”) brought in the United States District Court for the Middle District of Florida (the “District Court”) by the Owner-Operator Independent Drivers Association, Inc. (“OOIDA”) and four former BCO Independent Contractors (the “Named Plaintiffs” and, with OOIDA, the “Plaintiffs”) on behalf of all independent contractors who provide truck capacity to the Company and its subsidiaries under exclusive lease arrangements (the “BCO Independent Contractors”). The Plaintiffs allege that certain aspects of the Company’s motor carrier leases and related practices with its BCO Independent Contractors violate certain federal leasing regulations and seek injunctive relief, an unspecified amount of damages and attorneys’ fees.
     On March 29, 2007, the District Court denied the request by Plaintiffs for injunctive relief, entered a judgment in favor of the Defendants and issued written orders setting forth its rulings related to the decertification of the plaintiff class and other important elements of the Litigation relating to liability, injunctive relief and monetary relief. The Plaintiffs filed an appeal with the United States Court of Appeals for the Eleventh Circuit (the “Appellate Court”) of certain of the District Court’s rulings in favor of the Defendants. The Defendants asked the Appellate Court to affirm such rulings and filed a cross-appeal with the Appellate Court with respect to certain other rulings of the District Court.

     On September 3, 2008, the Appellate Court issued its ruling, which, among other things, affirmed the District Court’s rulings that (i) the Defendants are not prohibited by the applicable federal leasing regulations from charging administrative or other fees to BCO Independent Contractors in connection with voluntary programs offered by the Defendants through which a BCO Independent Contractor may purchase discounted products and services for a charge that is deducted against the compensation payable to the BCO Independent Contractor (a “Charge-back Deduction”), (ii) the Plaintiffs are not entitled to restitution or disgorgement with respect to violations by Defendants of the applicable federal leasing regulations but instead may recover only actual damages, if any, which they sustained as a result of any such violations and (iii) the claims of BCO Independent Contractors may not be handled on a class action basis for purposes of determining the amount of actual damages, if any, they sustained as a result of any violations. Further, the analysis of the Appellate Court confirmed the absence of any violations alleged by the Plaintiffs of the federal leasing regulations with respect to the written terms of all leases currently in use between the Defendants and BCO Independent Contractors.
     However, the ruling of the Appellate Court reversed the District Court’s rulings (i) that an old version of the lease formerly used by Defendants but not in use with any current BCO Independent Contractor complied with applicable disclosure requirements under the federal leasing regulations with respect to adjustments to compensation payable to BCO Independent Contractors on certain loads sourced from the U. S. Dept. of Defense, and (ii) that the Defendants had provided sufficient documentation to BCO Independent Contractors under the applicable federal leasing regulations relating to how the component elements of Charge-back Deductions were computed. The Appellate Court then remanded the case to the District Court to permit the Plaintiffs to seek injunctive relief with respect to these violations of the federal leasing regulations and to hold an evidentiary hearing to give the Named Plaintiffs an opportunity to produce evidence of any damages they actually sustained as a result of such violations.
     Each of the parties to the Litigation has filed a petition with the Appellate Court seeking rehearing of the Appellate Court’s ruling; however, there can be no assurance that any petition for rehearing will be granted.
     Although no assurances can be given with respect to the outcome of the Litigation, including any possible award of attorneys’ fees to the Plaintiffs, the Company believes that (i) no Plaintiff has sustained any actual damages as a result of any violations by the Defendants of the federal leasing regulations and (ii) injunctive relief, if any, that may be granted by the District Court on remand is unlikely to have a material adverse financial effect on the Company.
     The Company is involved in certain other claims and pending litigation arising from the normal conduct of business. Based on knowledge of the facts and, in certain cases, opinions of outside counsel, management believes that adequate provisions have been made for probable losses with respect to the resolution of all such other claims and pending litigation and that the ultimate outcome, after provisions therefor, will not have a material adverse effect on the financial condition of the Company, but could have a material effect on the results of operations in a given quarter or year.

(9)	Concentrations of Credit Risk in Key Customers
     Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of accounts receivable from trade customers. The Company performs ongoing credit evaluations of the financial condition of its customers and an allowance for doubtful accounts is maintained as required under U.S. generally accepted accounting principles. Credit risk with respect to the Company’s accounts receivable historically has been broadly diversified due to the large number of entities comprising the Company’s customer base and their dispersion across many different industries and geographical regions. No single customer accounted for more than 10% of Company revenue for the thirty-nine-week period ended September 27, 2008, and no single customer accounted for more than 10% of the gross accounts receivable balance at September 27, 2008. It should be noted, however, that revenue from customers in the automotive sector represented in the aggregate approximately 7% of the Company’s revenue for the 2008 thirty-nine-week period. The Company estimates that receivable balances relating to customers with a significant concentration of their business either in the automotive industry or directly impacted by the financial condition of the larger U.S. domestic automobile manufacturers represented approximately 6% to 8% of gross accounts receivable at September 27, 2008. The financial condition of the U.S. domestic automotive industry may be significantly adversely affected by the availability of credit to U.S. consumers and the overall financial condition of the U.S. economy, both of which have recently weakened. A significant deterioration in the financial condition or operations of the Company’s customers within the automotive sector, including the larger U.S. domestic automobile manufacturers and their vendors, suppliers and other service providers, could negatively impact the collectability of trade accounts receivable due from these customers, which could result in an adverse effect on the Company’s operating results in a given quarter or year.

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

Introduction
     Landstar System, Inc. and its subsidiary, Landstar System Holdings, Inc. (together, referred to herein as “Landstar” or the “Company”), provide transportation and logistics services to a variety of market niches throughout the United States and to a lesser extent in Canada, and between the United States and Canada, Mexico and other countries through its operating subsidiaries. Landstar’s business strategy is to be a non-asset based provider of transportation capacity and logistics services delivering safe, specialized transportation services, utilizing a network of independent commission sales agents, third party capacity providers and employees. Landstar focuses on providing transportation and logistics services which emphasize safety, customer service and information coordination among its independent commission sales agents, customers and capacity providers. The Company markets its services primarily through independent commission sales agents and utilizes third party capacity providers exclusively to handle customers’ freight. The nature of the Company’s business is such that a significant portion of its operating costs varies directly with revenue.
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
     The transportation logistics segment markets its services primarily through independent commission sales agents. Each of the independent commission sales agents has the opportunity to market all of the services provided by the transportation logistics segment. This segment provides a wide range of transportation and logistics services, including truckload transportation, rail intermodal, the arrangement of multimodal (ground, air, ocean and rail) moves, expedited transportation services, air cargo and ocean cargo services and warehousing. Truckload services primarily are provided for a wide range of general commodities, much of which are over irregular or non-repetitive routes, utilizing dry and specialty vans and unsided trailers, including flatbed, drop deck and specialty trailers. Available truckload services also include short-to-long haul movement of containers by truck and expedited ground and dedicated power-only truck capacity. These services are provided by independent contractors who provide truck capacity to the Company under exclusive lease arrangements (the “BCO Independent Contractors”) and other third party truck capacity providers under non-exclusive contractual arrangements (“Truck Brokerage Carriers”). Rail intermodal, air and ocean services are provided by third party railroad, air and ocean cargo carriers. The Company has contracts with all of the Class 1 domestic railroads and certain Canadian railroads and contracts with domestic and international airlines and ocean lines. Warehousing services are provided by independent contractors who provide warehouse capacity to the Company under non-exclusive contractual arrangements (“Warehouse Capacity Owners”). As of September 27, 2008, Landstar had 118 Warehouse Capacity Owners under contract. During the thirty-nine weeks ended September 27, 2008, revenue hauled by BCO Independent Contractors, Truck Brokerage Carriers, rail intermodal, air cargo carriers and ocean cargo carriers represented 53%, 38%, 5%, 1%, and 2%, respectively, of the Company’s transportation logistics segment revenue. In addition, during the thirty-nine-week period ended September 27, 2008, revenue for bus capacity provided for evacuation assistance related to the storms that impacted the Gulf Coast in September 2008 (“Bus Revenue”) represented 1% of the Company’s transportation logistics segment revenue.
     The insurance segment is comprised of Signature Insurance Company (“Signature”), a wholly owned offshore insurance subsidiary, and Risk Management Claim Services, Inc. The insurance segment provides risk and claims management services to Landstar’s operating subsidiaries. In addition, it reinsures certain risks of the Company’s BCO Independent Contractors and provides certain property and casualty insurance directly to Landstar’s operating subsidiaries. Revenue, representing premiums on reinsurance programs provided to the Company’s BCO Independent Contractors, at the insurance segment represented approximately 1% of total revenue for the thirty-nine weeks ended September 27, 2008.
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
     While customer demand, which is subject to overall economic conditions, ultimately drives increases or decreases in revenue, the Company primarily relies on its independent commission sales agents to establish customer relationships and generate revenue opportunities. Management’s primary focus with respect to revenue growth is on revenue generated by independent commission sales agents who on an annual basis generate $1 million or more of Landstar revenue (“Million Dollar Agents”). Management believes future revenue growth is primarily dependent on its ability to increase both the revenue generated by Million Dollar Agents and the number of Million Dollar Agents through a combination of recruiting new agents and increasing the revenue opportunities generated by existing independent commission sales agents. During the 2007 fiscal year, 495 independent commission sales agents generated $1 million or more of Landstar revenue and thus qualified as Million Dollar Agents. During the 2007 fiscal year, the average revenue generated by a Million Dollar Agent was $4,571,000 and revenue generated by Million Dollar Agents in the aggregate represented 91% of consolidated Landstar revenue. The Company had 1,403 and 1,414 agent locations at September 27, 2008 and September 29, 2007, respectively.
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

	Thirty Nine Weeks Ended		Thirteen Weeks Ended
	Sept 27,	Sept 29,	Sept 27,	Sept 29,
	2008	2007	2008	2007

Revenue generated through (in thousands):

BCO Independent Contractors	$1,070,982	$1,036,155	$370,787	$351,451
Truck Brokerage Carriers	766,262	648,267	275,928	225,300
Rail intermodal	106,936	91,931	35,338	34,254
Ocean cargo carriers	29,329	18,691	11,109	7,152
Air cargo carriers	10,135	15,412	2,686	4,606
Other (1)	55,588	33,956	36,905	12,048

	$2,039,232	$1,844,412	$732,753	$634,811

Number of loads:

BCO Independent Contractors	638,330	646,720	209,250	213,350
Truck Brokerage Carriers	435,250	441,010	146,280	152,160
Rail intermodal	45,610	43,240	14,610	16,480
Ocean cargo carriers	3,990	3,330	1,400	1,230
Air cargo carriers	5,520	9,260	1,650	2,820

	1,128,700	1,143,560	373,190	386,040

Revenue per load:

BCO Independent Contractors	$1,678	$1,602	$1,772	$1,647
Truck Brokerage Carriers	1,761	1,470	1,886	1,481
Rail intermodal	2,345	2,126	2,419	2,079
Ocean cargo carriers	7,351	5,613	7,935	5,815
Air cargo carriers	1,836	1,664	1,628	1,633

(1)	Includes premium revenue generated by the insurance segment and warehousing revenue generated by the Transportation Logistics segment. Also, included in the 2008 thirty-nine-week and thirteen-week periods was $27,638,000 of Bus Revenue. Included in the 2007 thirty-nine-week and thirteen-week periods was $6,209,000 and $2,764,000, respectively, of revenue derived from transportation services provided in support of disaster relief efforts provided under a contract between Landstar Express America, Inc. and the United States Department of Transportation/Federal Aviation Administration.

     Also critical to the Company’s success is its ability to secure capacity, particularly truck capacity, at rates that allow the Company to profitably transport customers’ freight. The following table summarizes available truck capacity providers as of September 27, 2008 and September 29, 2007:

	Sept 27,	Sept 29,
	2008	2007

BCO Independent Contractors	8,363	8,452
Truck Brokerage Carriers:
Approved and active (1)	16,400	15,765
Other approved	9,120	9,224

	25,520	24,989

Total available truck capacity providers	33,883	33,441

Number of trucks provided by BCO Independent Contractors	8,949	9,056

(1)	Active refers to Truck Brokerage Carriers who moved at least one load in the 180 days immediately preceding the fiscal quarter end.
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
     Purchased transportation represents the amount a capacity provider is paid to haul freight. The amount of purchased transportation paid to a BCO Independent Contractor is primarily based on a contractually agreed-upon percentage of revenue generated by the haul. Purchased transportation paid to a Truck Brokerage Carrier is based on either a negotiated rate for each load hauled or a contractually agreed-upon rate. Purchased transportation paid to rail intermodal, air cargo and ocean cargo carriers is based on contractually agreed-upon fixed rates. Purchased transportation paid to bus capacity providers was based on a contractually agreed-upon rate. Purchased transportation as a percentage of revenue with respect to services provided by Truck Brokerage Carriers, rail intermodal carriers, ocean cargo carriers and bus capacity providers is normally higher than that provided by BCO Independent Contractors and air cargo carriers. Purchased transportation is the largest component of costs and expenses and, on a consolidated basis, increases or decreases in proportion to the revenue generated through BCO Independent Contractors and other third party capacity providers and revenue from the insurance segment. Purchased transportation costs are recognized upon the completion of freight delivery.
     Commissions to agents are based on contractually agreed-upon percentages of revenue or gross profit, defined as revenue less the cost of purchased transportation. No commissions to agents were incurred in connection with the 2008 Bus Revenue. Commissions to agents as a percentage of consolidated revenue will vary directly with fluctuations in the percentage of consolidated revenue generated by the various modes of transportation and the insurance segment and with changes in gross profit on services provided by Truck Brokerage Carriers, rail intermodal carriers, air cargo carriers, ocean cargo carriers and bus capacity providers. Commissions to agents are recognized upon the completion of freight delivery.
     Rent and maintenance costs for Company-provided trailing equipment, BCO Independent Contractor recruiting costs and bad debts from BCO Independent Contractors and independent commission sales agents are the largest components of other operating costs.
     Potential liability associated with accidents in the trucking industry is severe and occurrences are unpredictable. Landstar’s retained liability for individual commercial trucking claims varies depending on when such claims are incurred. For commercial trucking claims incurred prior to June 19, 2003 and subsequent to March 30, 2004, Landstar retains liability up to $5,000,000 per occurrence. For commercial trucking claims incurred from June 19, 2003 through March 30, 2004, Landstar retains liability up to $10,000,000 per occurrence. The Company also retains liability for each general liability claim up to $1,000,000, $250,000 for each workers’ compensation claim and $100,000 for each cargo claim. Prior to May 1, 2008, the Company retained cargo liability for each cargo claim up to $250,000. The Company’s exposure to liability associated with accidents incurred by Truck Brokerage Carriers, rail intermodal carriers, air cargo carriers and ocean cargo carriers who transport freight on behalf of the Company and bus capacity providers who provide bus capacity to the Company is reduced by various factors including the extent to which they maintain their own insurance coverage. A material increase in the frequency or severity of accidents, cargo claims or workers’ compensation claims or the unfavorable development of existing claims could have a material adverse effect on Landstar’s results of operations.
     Employee compensation and benefits account for over half of the Company’s selling, general and administrative costs.
     Depreciation and amortization primarily relate to depreciation of trailing equipment and management information services equipment.

     The following table sets forth the percentage relationships of income and expense items to revenue for the periods indicated:

	Thirty Nine Weeks Ended		Thirteen Weeks Ended
	Sept 27,	Sept 29,	Sept 27,	Sept 29,
	2008	2007	2008	2007

Revenue	100.0%	100.0%	100.0%	100.0%
Investment income	0.1	0.2	0.1	0.2
Costs and expenses:
Purchased transportation	77.1	75.6	77.8	75.9
Commissions to agents	7.5	8.1	7.4	8.1
Other operating costs	1.0	1.1	0.9	1.3
Insurance and claims	1.3	2.1	1.1	1.5
Selling, general and administrative	5.2	5.1	4.7	4.9
Depreciation and amortization	0.8	0.8	0.7	0.7

Total costs and expenses	92.9	92.8	92.6	92.4

Operating income	7.2	7.4	7.5	7.8
Interest and debt expense	0.3	0.2	0.3	0.3

Income before income taxes	6.9	7.2	7.2	7.5
Income taxes	2.7	2.8	2.7	2.9

Net income	4.2%	4.4%	4.5%	4.6%

THIRTY NINE WEEKS ENDED SEPTEMBER 27, 2008 COMPARED TO THIRTY NINE WEEKS ENDED SEPTEMBER 29, 2007
     Revenue for the 2008 thirty-nine-week period was $2,039,232,000, an increase of $194,820,000, or 10.6%, compared to the 2007 thirty-nine-week period. Revenue increased $195,015,000, or 10.7%, at the transportation logistics segment primarily due to an 18% increase in revenue hauled by Truck Brokerage Carriers, increased revenue hauled by BCO Independent Contractors and rail intermodal and ocean cargo carriers and $27,638,000 of revenue for bus capacity provided for evacuation assistance related to the storms that impacted the Gulf Coast in September 2008 (“Bus Revenue”), partially offset by lower revenue hauled by air cargo carriers. The number of loads in the 2008 period hauled by Business Capacity Owners and Truck Brokerage Carriers each decreased 1% compared to the number of loads hauled in the 2007 period. Loads hauled by rail intermodal and ocean cargo carriers increased 5% and 20%, respectively, over the 2007 period, while loads hauled by air cargo carriers decreased 40% compared to the 2007 period. Revenue per load for loads hauled by Truck Brokerage Carriers, BCO Independent Contractors and rail intermodal, air cargo and ocean cargo carriers increased 20%, 5%, 10%, 10% and 31%, respectively, over the 2007 period. The increase in revenue per load hauled by Truck Brokerage Carriers and rail intermodal, air cargo and ocean cargo carriers was partly attributable to increased fuel surcharges billed to customers in the 2008 period. Fuel surcharges billed to customers on revenue hauled by BCO Independent Contractors are excluded from revenue.
     Investment income at the insurance segment was $2,686,000 and $4,103,000 in the 2008 and 2007 thirty-nine-week periods, respectively. The decrease in investment income was primarily due to a decreased rate of return, attributable to a general decrease in interest rates, on investments held by the insurance segment in the 2008 period.
     Purchased transportation was 77.1% and 75.6% of revenue in the 2008 and 2007 thirty-nine-week periods, respectively. The increase in purchased transportation as a percentage of revenue was primarily attributable to increased rates of purchased transportation paid to Truck Brokerage Carriers, increased revenue hauled by Truck Brokerage Carriers, rail intermodal carriers and ocean cargo carriers, all of which tend to have a higher cost of purchased transportation, and the effect of Bus Revenue, which also has a higher rate of purchased transportation than revenue hauled by BCO Independent Contractors. Commissions to agents were 7.5% of revenue in the 2008 period and 8.1% of revenue in the 2007 period. The decrease in commissions to agents as a percentage of revenue was primarily attributable to decreased gross profit on revenue hauled by Truck Brokerage Carriers and the effect of Bus Revenue. Other operating costs were 1.0% and 1.1% of revenue in the 2008 and 2007 periods, respectively. The decrease in other operating costs as a percentage of revenue was primarily attributable to the effect of increased revenue hauled by Truck Brokerage Carriers, rail intermodal carriers and ocean cargo carriers in the 2008 thirty-nine-week period, none of which incur significant other operating costs, partially offset by lower gains on the sales of trailing equipment in the 2008 period compared to the 2007 period. Insurance and claims were 1.3% of revenue in the 2008 period, compared with 2.1% of revenue in the 2007 period. The decrease in insurance and claims as a percentage of revenue was primarily due to a $5,000,000 charge for the estimated cost of one severe accident that occurred during the first quarter of 2007, favorable development of prior year claims in 2008 and a lower cost of cargo claims in the 2008 period. Selling, general and administrative costs were 5.2% of revenue in the 2008 period, compared with 5.1% of revenue in the 2007 period. The increase in selling, general and administrative costs as a percentage of revenue was primarily attributable to an increased provision for bonuses under the Company’s incentive compensation programs, partially offset by the effect of increased revenue. Depreciation and amortization was 0.8% of revenue in each of the 2008 and 2007 periods.

     Interest and debt expense was 0.3% and 0.2% of revenue in the 2008 and 2007 thirty-nine-week periods, respectively. The increase in interest and debt expense as a percentage of revenue was primarily due to higher average borrowings on the Company’s senior credit facility in the 2008 period, partially offset by lower interest rates on borrowings under the senior credit facility.
     The provisions for income taxes for the 2008 and 2007 thirty-nine-week periods were based on estimated full year combined effective income tax rates of approximately 38.4% and 38.7%, respectively, which were higher than the statutory federal income tax rate primarily as a result of state taxes, the meals and entertainment exclusion and non-deductible stock compensation expense.
     Net income was $86,325,000, or $1.64 per common share ($1.62 per diluted share), in the 2008 thirty-nine-week period. Net income was $80,622,000, or $1.46 per common share ($1.45 per diluted share), in the 2007 thirty-nine-week period. Included in the 2008 thirty-nine-week period is operating income of $2,870,000 related to the $27,638,000 of Bus Revenue. The $2,870,000 of operating income, net of related income taxes, increased 2008 thirty-nine-week period net income by $1,722,000, or $0.03 per common share ($0.03 per diluted share). Included in the 2007 thirty-nine-week period is approximately $1,638,000 of operating income related to $6,209,000 of revenue attributable to disaster relief services provided under the former contract between Landstar Express America, Inc. and the U.S. Department of Transportation/Federal Aviation Administration (the “FAA”). The $1,638,000 of operating income, net of related income taxes, increased net income by $1,009,000, or $0.02 per common share ($0.02 per diluted share) in the 2007 period. Also included in the 2007 thirty-nine-week period was a $5,000,000 charge for the estimated cost of one severe accident that occurred during the first quarter of 2007. This charge, net of related income tax benefits, reduced 2007 thirty-nine-week period net income by $3,065,000, or $0.06 per common share ($0.05 per diluted share).
THIRTEEN WEEKS ENDED SEPTEMBER 27, 2008 COMPARED TO THIRTEEN WEEKS ENDED SEPTEMBER 29, 2007
     Revenue for the 2008 thirteen-week period was $732,753,000, an increase of $97,942,000, or 15.4%, compared to the 2007 thirteen-week period. Revenue increased $97,954,000, or 15.7%, at the transportation logistics segment. The increase in revenue at the transportation logistics segment was primarily attributable to a 22% increase in revenue hauled by Truck Brokerage Carriers, Bus Revenue of $27,638,000 in the 2008 period and increased revenue hauled by BCO Independent Contractors, rail intermodal carriers and ocean cargo carriers, partially offset by lower revenue hauled by air cargo carriers. The number of loads in the 2008 period hauled by Truck Brokerage Carriers, BCO Independent Contractors, air cargo carriers and rail intermodal carriers decreased 4%, 2%, 41% and 11%, respectively, compared to the 2007 period, while the number of loads hauled by ocean cargo carriers increased 14% over the same period. Revenue per load for loads hauled by Truck Brokerage Carriers, BCO Independent Contractors and rail intermodal and ocean cargo carriers increased 27%, 8%, 16% and 36%, respectively, over the 2007 period. Revenue per load for loads hauled by air cargo carriers was approximately equal to the revenue per load in the 2007 period. The increase in revenue per load hauled by Truck Brokerage Carriers, rail intermodal and ocean carriers was partially attributable to increased fuel surcharges billed to customers in the 2008 period.
     Investment income at the insurance segment was $817,000 and $1,106,000 in the 2008 and 2007 thirteen-week periods, respectively. The decrease in investment income was primarily due to a decreased rate of return, attributable to a general decrease in interest rates, on investments held by the insurance segment in the 2008 period.
     Purchased transportation was 77.8% and 75.9% of revenue in the 2008 and 2007 thirteen-week periods, respectively. The increase in purchased transportation as a percentage of revenue was primarily attributable to increased rates of purchased transportation paid to Truck Brokerage Carriers and the effect of Bus Revenue. Commissions to agents were 7.4% of revenue in the 2008 period and 8.1% of revenue in the 2007 period. The decrease in commissions to agents as a percentage of revenue was primarily attributable to the effect of Bus Revenue and decreased gross profit on revenue hauled by Truck Brokerage Carriers. Other operating costs were 0.9% and 1.3% of revenue in the 2008 and 2007 periods, respectively. The decrease in other operating costs as a percentage of revenue was primarily attributable to increased revenue hauled by Truck Brokerage Carriers and ocean cargo carriers, neither of which incur significant other operating expenses and higher 2007 trailing equipment rental costs incurred to support disaster relief services provided under a contract with the FAA. Insurance and claims were 1.1% of revenue in the 2008 period, compared with 1.5% of revenue in the 2007 period. The decrease in insurance and claims as a percentage of revenue was primarily due to favorable development of prior year claims in 2008 and increased revenue hauled by Truck Brokerage Carriers and ocean cargo carriers, both of which have a lower claims risk profile. Selling, general and administrative costs were 4.7% of revenue in the 2008 period and 4.9% of revenue in the 2007 period. The decrease in selling, general and administrative costs as a percentage of revenue was primarily attributable to the effect of increased revenue, partially offset by an increased provision for bonuses under the Company’s incentive compensation programs. Depreciation and amortization was 0.7% of revenue in both the 2008 and 2007 periods.

     Interest and debt expense was 0.3% of revenue in both the 2008 and 2007 thirteen-week periods.
     The provisions for income taxes for the 2008 and 2007 thirteen-week periods were based on estimated full year combined effective income tax rates of approximately 38.0% and 38.7%, respectively, which were higher than the statutory federal income tax rate primarily as a result of state taxes, the meals and entertainment exclusion and non-deductible stock compensation expense. The decrease in the effective income tax rate was primarily attributable to the timing of certain discrete items reported in 2008.
     Net income was $32,817,000, or $0.62 per common share ($0.62 per diluted share), in the 2008 thirteen-week period, compared to $29,348,000, or $0.54 per common share ($0.54 per diluted share), in the 2007 thirteen-week period. Included in the 2008 thirteen-week period is operating income of $2,870,000 related to the $27,638,000 of Bus Revenue. The $2,870,000 of operating income, net of related income taxes, increased net income by $1,722,000, or $0.03 per common share ($0.03 per diluted share). Included in the 2007 thirteen-week period is approximately $624,000 of operating income related to the $2,764,000 of revenue attributable to disaster relief services provided primarily under the former FAA contract. The $642,000 of operating income, net of related income taxes, increased net income by $394,000, or $0.01 per common share ($0.01 per diluted share).
CAPITAL RESOURCES AND LIQUIDITY
     Shareholders’ equity was $252,093,000 at September 27, 2008, compared to $180,786,000 at December 29, 2007. The increase in shareholders’ equity was primarily a result of net income and the effect of the exercises of stock options during the period, partially offset by the purchase of 579,822 shares of the Company’s common stock at a total cost of $28,519,000 and dividends paid. The Company paid $0.115 per share, or $6,056,000, in cash dividends during the thirty-nine-week period ended September 27, 2008. It is the intention of the Board of Directors to continue to pay a quarterly dividend. As of September 27, 2008, the Company may purchase up to an additional 2,154,579 shares of its common stock under its authorized stock purchase programs. Shareholders’ equity was 62% of total capitalization (defined as total debt plus equity) at September 27, 2008 compared to 52% at December 29, 2007.
     Working capital and the ratio of current assets to current liabilities were $253,924,000 and 1.9 to 1, respectively, at September 27, 2008, compared with $184,078,000 and 1.7 to 1, respectively, at December 29, 2007. Landstar has historically operated with current ratios within the range of 1.5 to 1 to 2.0 to 1. Cash provided by operating activities was $50,358,000 in the 2008 thirty-nine-week period compared with $111,988,000 in the 2007 thirty-nine-week period. The decrease in cash flow provided by operating activities was primarily attributable to the timing of collections of trade receivables.
     Long-term debt, including current maturities, was $157,081,000 at September 27, 2008, $7,672,000 lower than at December 29, 2007.
     On June 27, 2008, Landstar entered into a credit agreement with a syndicate of banks and JPMorgan Chase Bank, N.A., as administrative agent (the “Credit Agreement”). The Credit Agreement, which expires on June 27, 2013, provides $225,000,000 of borrowing capacity in the form of a revolving credit facility, $75,000,000 of which may be utilized in the form of letter of credit guarantees. The initial borrowing of $67,000,000 under the Credit Agreement was used to refinance $67,000,000 of outstanding borrowings under the prior credit agreement, which was terminated in connection with the Credit Agreement.
     The Credit Agreement contains a number of covenants that limit, among other things, the incurrence of additional indebtedness. The Company is required to, among other things, maintain a minimum Fixed Charge Coverage Ratio, as defined in the Credit Agreement, and maintain a Leverage Ratio below a specified maximum. The Credit Agreement provides for a restriction on cash dividends and other distributions to stockholders on the Company’s capital stock to the extent there is a default under the Credit Agreement. In addition, the Credit Agreement under certain circumstances limits the amount of such cash dividends and other distributions to stockholders in the event that after giving effect to any payment made to effect such cash dividend or other distribution, the Leverage Ratio would exceed 2.5 to 1 on a pro forma basis as of the end of the Company’s most recently completed fiscal quarter. The Credit Agreement provides for an event of default in the event, among other things, that a person or group acquires 25% or more of the outstanding capital stock of the Company or obtains power to elect a majority of the Company’s directors. None of these covenants are presently considered by management to be materially restrictive to the Company’s operations, capital resources or liquidity. The Company is currently in compliance with all of the debt covenants under the Credit Agreement.
     At September 27, 2008, the Company had $87,000,000 in borrowings outstanding and $28,032,000 of letters of credit outstanding under the Credit Agreement. At September 27, 2008, there was $109,968,000 available for future borrowings under the Credit Agreement. In addition, the Company has $48,148,000 in letters of credit outstanding, as collateral for insurance claims, that are secured by investments and cash equivalents totaling $50,083,000. Investments, all of which are carried at fair value, consist of investment-grade bonds having maturities of up to five years. Fair value of investments is based primarily on quoted market prices.

     Historically, the Company has generated sufficient operating cash flow to meet its debt service requirements, fund continued growth, both internal and through acquisitions, complete or execute share purchases of its common stock under authorized share purchase programs, pay dividends and meet working capital needs. As a non-asset based provider of transportation capacity and logistics services, the Company’s annual capital requirements for operating property are generally for trailing equipment and management information services equipment. In addition, a portion of the trailing equipment used by the Company is provided by third party capacity providers, thereby reducing the Company’s capital requirements. During the 2008 thirty-nine-week period, the Company purchased $4,903,000 of operating property and acquired $2,714,000 of trailing equipment by entering into capital leases. Landstar anticipates acquiring approximately $4,000,000 of operating property, primarily trailing equipment, during the remainder of the 2008 fiscal year either by purchase or by lease financing.
     Management believes that cash flow from operations combined with the Company’s borrowing capacity under the Credit Agreement will be adequate to meet Landstar’s debt service requirements, fund continued growth, both internal and through acquisitions, pay dividends, complete the authorized share purchase program and meet working capital needs.
LEGAL MATTERS
     As further described in periodic and current reports previously filed by Landstar System, Inc. (the “Company”) with the Securities and Exchange Commission, the Company and certain of its subsidiaries (the “Defendants”) are defendants in a suit (the “Litigation”) brought in the United States District Court for the Middle District of Florida (the “District Court”) by the Owner-Operator Independent Drivers Association, Inc. (“OOIDA”) and four former BCO Independent Contractors (the “Named Plaintiffs” and, with OOIDA, the “Plaintiffs”) on behalf of all independent contractors who provide truck capacity to the Company and its subsidiaries under exclusive lease arrangements (the “BCO Independent Contractors”). The Plaintiffs allege that certain aspects of the Company’s motor carrier leases and related practices with its BCO Independent Contractors violate certain federal leasing regulations and seek injunctive relief, an unspecified amount of damages and attorneys’ fees.
     On March 29, 2007, the District Court denied the request by Plaintiffs for injunctive relief, entered a judgment in favor of the Defendants and issued written orders setting forth its rulings related to the decertification of the plaintiff class and other important elements of the Litigation relating to liability, injunctive relief and monetary relief. The Plaintiffs filed an appeal with the United States Court of Appeals for the Eleventh Circuit (the “Appellate Court”) of certain of the District Court’s rulings in favor of the Defendants. The Defendants asked the Appellate Court to affirm such rulings and filed a cross-appeal with the Appellate Court with respect to certain other rulings of the District Court.
     On September 3, 2008, the Appellate Court issued its ruling, which, among other things, affirmed the District Court’s rulings that (i) the Defendants are not prohibited by the applicable federal leasing regulations from charging administrative or other fees to BCO Independent Contractors in connection with voluntary programs offered by the Defendants through which a BCO Independent Contractor may purchase discounted products and services for a charge that is deducted against the compensation payable to the BCO Independent Contractor (a “Charge-back Deduction”), (ii) the Plaintiffs are not entitled to restitution or disgorgement with respect to violations by Defendants of the applicable federal leasing regulations but instead may recover only actual damages, if any, which they sustained as a result of any such violations and (iii) the claims of BCO Independent Contractors may not be handled on a class action basis for purposes of determining the amount of actual damages, if any, they sustained as a result of any violations. Further, the analysis of the Appellate Court confirmed the absence of any violations alleged by the Plaintiffs of the federal leasing regulations with respect to the written terms of all leases currently in use between the Defendants and BCO Independent Contractors.
     However, the ruling of the Appellate Court reversed the District Court’s rulings (i) that an old version of the lease formerly used by Defendants but not in use with any current BCO Independent Contractor complied with applicable disclosure requirements under the federal leasing regulations with respect to adjustments to compensation payable to BCO Independent Contractors on certain loads sourced from the U. S. Dept. of Defense, and (ii) that the Defendants had provided sufficient documentation to BCO Independent Contractors under the applicable federal leasing regulations relating to how the component elements of Charge-back Deductions were computed. The Appellate Court then remanded the case to the District Court to permit the Plaintiffs to seek injunctive relief with respect to these violations of the federal leasing regulations and to hold an evidentiary hearing to give the Named Plaintiffs an opportunity to produce evidence of any damages they actually sustained as a result of such violations.
     Each of the parties to the Litigation has filed a petition with the Appellate Court seeking rehearing of the Appellate Court’s ruling; however, there can be no assurance that any petition for rehearing will be granted.
     Although no assurances can be given with respect to the outcome of the Litigation, including any possible award of attorneys’ fees to the Plaintiffs, the Company believes that (i) no Plaintiff has sustained any actual damages as a result of any violations by the Defendants of the federal leasing regulations and (ii) injunctive relief, if any, that may be granted by the District Court on remand is unlikely to have a material adverse financial effect on the Company.

     The Company is involved in certain other claims and pending litigation arising from the normal conduct of business. Based on knowledge of the facts and, in certain cases, opinions of outside counsel, management believes that adequate provisions have been made for probable losses with respect to the resolution of all such other claims and pending litigation and that the ultimate outcome, after provisions therefor, will not have a material adverse effect on the financial condition of the Company, but could have a material effect on the results of operations in a given quarter or year.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
     The allowance for doubtful accounts for both trade and other receivables represents management’s estimate of the amount of outstanding receivables that will not be collected. Historically, management’s estimates for uncollectible receivables have been materially correct. Although management believes the amount of the allowance for both trade and other receivables at September 27, 2008 is appropriate, a prolonged period of low or no economic growth may adversely affect the collection of these receivables. Conversely, a more robust economic environment may result in the realization of some portion of the estimated uncollectible receivables.
     Landstar provides for the estimated costs of self-insured claims primarily on an actuarial basis. The amount recorded for the estimated liability for claims incurred is based upon the facts and circumstances known on the applicable balance sheet date. The ultimate resolution of these claims may be for an amount greater or less than the amount estimated by management. Historically, the Company has experienced both favorable and unfavorable development of prior years’ claims estimates. The Company continually revises its existing claim estimates as new or revised information becomes available on the status of each claim. During the 2008 and 2007 thirty-nine-week periods, insurance and claims costs included $10,002,000 and $7,437,000, respectively, of favorable adjustments to prior years’ claims estimates. It is reasonably likely that the ultimate outcome of settling all outstanding claims will be more or less than the estimated claims reserves at September 27, 2008.
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
     Borrowings under the Credit Agreement bear interest at rates equal to, at the option of the Company, either (i) the greater of (a) the prime rate as publicly announced from time to time by JPMorgan Chase Bank, N.A. and (b) the federal funds effective rate plus .5%, or, (ii) the rate at the time offered to JPMorgan Chase Bank, N.A. in the Eurodollar market for amounts and periods comparable to the relevant loan plus, in either case, a margin that is determined based on the level of the Company’s Leverage Ratio, as defined in the Credit Agreement. As of September 27, 2008, the weighted average interest rate on borrowings outstanding was 3.90%. During the third quarter of 2008, the average outstanding balance under the Credit Agreement was approximately $92,066,000. Based on the borrowing rates in the Credit Agreement and the repayment terms, the fair value of the outstanding borrowings as of September 27, 2008 was estimated to approximate carrying value. Assuming that debt levels on the Credit Agreement remain at $87,000,000, the balance at September 27, 2008, a hypothetical increase of 100 basis points in current rates provided for under the Credit Agreement is estimated to result in an increase in interest expense of $870,000 on an annualized basis.
     All amounts outstanding under the Credit Agreement are payable on June 27, 2013, the expiration date of the Credit Agreement.
     Long-term investments, all of which are available-for-sale, consist of investment grade bonds having maturities of up to five years. Assuming that the long-term portion of investments in bonds remains at $15,344,000, the balance at September 27, 2008, a hypothetical increase or decrease in interest rates of 100 basis points would not have a material impact on future earnings on an annualized basis. Short-term investments consist of short-term investment grade instruments and the current maturities of investment grade bonds. Accordingly, any future interest rate risk on these short-term investments would not be material.

Item 4.	Controls and Procedures
     As of the end of the period covered by this quarterly report on Form 10-Q, an evaluation was carried out, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended). Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of September 27, 2008, to provide reasonable assurance that information required to be disclosed by the Company in reports that it filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.
     There were no significant changes in the Company’s internal controls over financial reporting during the Company’s fiscal quarter ended September 27, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
     As further described in periodic and current reports previously filed by Landstar System, Inc. (the “Company”) with the Securities and Exchange Commission, the Company and certain of its subsidiaries (the “Defendants”) are defendants in a suit (the “Litigation”) brought in the United States District Court for the Middle District of Florida (the “District Court”) by the Owner-Operator Independent Drivers Association, Inc. (“OOIDA”) and four former BCO Independent Contractors (the “Named Plaintiffs” and, with OOIDA, the “Plaintiffs”) on behalf of all independent contractors who provide truck capacity to the Company and its subsidiaries under exclusive lease arrangements (the “BCO Independent Contractors”). The Plaintiffs allege that certain aspects of the Company’s motor carrier leases and related practices with its BCO Independent Contractors violate certain federal leasing regulations and seek injunctive relief, an unspecified amount of damages and attorneys’ fees.
     On March 29, 2007, the District Court denied the request by Plaintiffs for injunctive relief, entered a judgment in favor of the Defendants and issued written orders setting forth its rulings related to the decertification of the plaintiff class and other important elements of the Litigation relating to liability, injunctive relief and monetary relief. The Plaintiffs filed an appeal with the United States Court of Appeals for the Eleventh Circuit (the “Appellate Court”) of certain of the District Court’s rulings in favor of the Defendants. The Defendants asked the Appellate Court to affirm such rulings and filed a cross-appeal with the Appellate Court with respect to certain other rulings of the District Court.
     On September 3, 2008, the Appellate Court issued its ruling, which, among other things, affirmed the District Court’s rulings that (i) the Defendants are not prohibited by the applicable federal leasing regulations from charging administrative or other fees to BCO Independent Contractors in connection with voluntary programs offered by the Defendants through which a BCO Independent Contractor may purchase discounted products and services for a charge that is deducted against the compensation payable to the BCO Independent Contractor (a “Charge-back Deduction”), (ii) the Plaintiffs are not entitled to restitution or disgorgement with respect to violations by Defendants of the applicable federal leasing regulations but instead may recover only actual damages, if any, which they sustained as a result of any such violations and (iii) the claims of BCO Independent Contractors may not be handled on a class action basis for purposes of determining the amount of actual damages, if any, they sustained as a result of any violations. Further, the analysis of the Appellate Court confirmed the absence of any violations alleged by the Plaintiffs of the federal leasing regulations with respect to the written terms of all leases currently in use between the Defendants and BCO Independent Contractors.
     However, the ruling of the Appellate Court reversed the District Court’s rulings (i) that an old version of the lease formerly used by Defendants but not in use with any current BCO Independent Contractor complied with applicable disclosure requirements under the federal leasing regulations with respect to adjustments to compensation payable to BCO Independent Contractors on certain loads sourced from the U. S. Dept. of Defense, and (ii) that the Defendants had provided sufficient documentation to BCO Independent Contractors under the applicable federal leasing regulations relating to how the component elements of Charge-back Deductions were computed. The Appellate Court then remanded the case to the District Court to permit the Plaintiffs to seek injunctive relief with respect to these violations of the federal leasing regulations and to hold an evidentiary hearing to give the Named Plaintiffs an opportunity to produce evidence of any damages they actually sustained as a result of such violations.
     Each of the parties to the Litigation has filed a petition with the Appellate Court seeking rehearing of the Appellate Court’s ruling; however, there can be no assurance that any petition for rehearing will be granted.
     Although no assurances can be given with respect to the outcome of the Litigation, including any possible award of attorneys’ fees to the Plaintiffs, the Company believes that (i) no Plaintiff has sustained any actual damages as a result of any violations by the Defendants of the federal leasing regulations and (ii) injunctive relief, if any, that may be granted by the District Court on remand is unlikely to have a material adverse financial effect on the Company.
     The Company is involved in certain other claims and pending litigation arising from the normal conduct of business. Based on knowledge of the facts and, in certain cases, opinions of outside counsel, management believes that adequate provisions have been made for probable losses with respect to the resolution of all such other claims and pending litigation and that the ultimate outcome, after provisions therefor, will not have a material adverse effect on the financial condition of the Company, but could have a material effect on the results of operations in a given quarter or year.

Item 1A.	Risk Factors
     For a discussion identifying risk factors and other important factors that could cause actual results to differ materially from those anticipated, see the discussions under Part I, Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2007, and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Notes to Consolidated Financial Statements” and as set forth immediately below in this Quarterly Report on Form 10-Q.

Concentrations of Credit Risk in Key Customers
     Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of accounts receivable from trade customers. The Company performs ongoing credit evaluations of the financial condition of its customers and an allowance for doubtful accounts is maintained as required under U.S. generally accepted accounting principles. Credit risk with respect to the Company’s accounts receivable historically has been broadly diversified due to the large number of entities comprising the Company’s customer base and their dispersion across many different industries and geographical regions. No single customer accounted for more than 10% of Company revenue for the thirty-nine-week period ended September 27, 2008, and no single customer accounted for more than 10% of the gross accounts receivable balance at September 27, 2008. It should be noted, however, that revenue from customers in the automotive sector represented in the aggregate approximately 7% of the Company’s revenue for the 2008 thirty-nine-week period. The Company estimates that receivable balances relating to customers with a significant concentration of their business either in the automotive industry or directly impacted by the financial condition of the larger U.S. domestic automobile manufacturers represented approximately 6% to 8% of gross accounts receivable at September 27, 2008. The financial condition of the U.S. domestic automotive industry may be significantly adversely affected by the availability of credit to U.S. consumers and the overall financial condition of the U.S. economy, both of which have recently weakened. A significant deterioration in the financial condition or operations of the Company’s customers within the automotive sector, including the larger U.S. domestic automobile manufacturers and their vendors, suppliers and other service providers, could negatively impact the collectability of trade accounts receivable due from these customers, which could result in an adverse effect on the Company’s operating results in a given quarter or year.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Company
     The following table provides information regarding the Company’s purchases of its common stock during the period from June 29, 2008 to September 27, 2008, the Company’s third fiscal quarter:

			Total number of shares	Maximum number of
			purchased as part of	shares that may yet be
	Total number of	Average price paid	publicly announced	purchased under the
Fiscal period	shares purchased	per share	programs	programs

June 28, 2008				734,401
June 29, 2008 – July 26, 2008	429,822	$49.63	429,822	2,304,579
July 27, 2008 – Aug. 23, 2008				2,304,579
Aug. 24, 2008 – Sept. 27, 2008	150,000	$47.90	150,000	2,154,579

Total	579,822	$49.19	579,822

     On August 27, 2007, Landstar System, Inc. announced that it had been authorized by its Board of Directors to purchase up to an additional 2,000,000 shares of its common stock from time to time in the open market and in privately negotiated transactions. As of September 27, 2008, the Company may purchase 154,579 shares of its common stock under this authorization. On July 16, 2008, Landstar System, Inc. announced that it had been authorized by its Board of Directors to purchase up to an additional 2,000,000 shares of its common stock from time to time in the open market and in privately negotiated transactions. No specific expiration date has been assigned to either the August 27, 2007 or July 16, 2008 authorizations.
     During the thirty-nine-week period ended September 27, 2008, Landstar paid dividends as follows:

Dividend Amount	Declaration	Record	Payment
per share	Date	Date	Date

$0.0375	January 31, 2008	February 8, 2008	February 29, 2008
$0.0375	April 17, 2008	May 9, 2008	May 30, 2008
$0.0400	July 16, 2008	August 11, 2008	August 29, 2008
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

LANDSTAR SYSTEM, INC.
Date: October 31, 2008	/s/ Henry H. Gerkens
Henry H. Gerkens
President and Chief Executive Officer

Date: October 31, 2008	/s/ James B. Gattoni
James B. Gattoni
Vice President and Chief Financial Officer