Form 10-K
period 2008-12-27
LANDSTAR SYSTEM INC
filed 2009-02-25
CIK 853816

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 27, 2008
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant was $2,843,986,000 (based on the per share closing price on June 27, 2008, the last business day of the Company’s second fiscal quarter, as reported on the NASDAQ Global Select Market). In making this calculation, the registrant has assumed, without admitting for any purpose, that all directors and executive officers of the registrant, and no other persons, are affiliates.

The number of shares of the registrant’s common stock, par value $.01 per share (the “Common Stock”), outstanding as of the close of business on January 30, 2009 was 51,690,580.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following document are incorporated by reference in this Form 10-K as indicated herein:

Part of 10-K
into Which
Document	Incorporated

Proxy Statement relating to Landstar System, Inc.’s Annual Meeting of Stockholders scheduled to be held on April 30, 2009	Part III

LANDSTAR SYSTEM, INC.

2008 ANNUAL REPORT ON FORM 10-K

PART I

Item 1.	Business

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

Description of Business

Landstar is a non-asset based transportation and logistics services company, providing transportation capacity and related transportation services to shippers throughout the United States, and to a lesser extent, in Canada, and between the United States and Canada, Mexico and other countries. These business services emphasize safety, information coordination and customer service and are delivered through a network of independent commission sales agents and third party capacity providers linked together by a series of technological applications which are provided and coordinated by the Company. The Company markets its services primarily through independent commission sales agents who enter into contractual arrangements with Landstar and are responsible for locating freight, making that freight available to Landstar’s capacity providers and coordinating the transportation of the freight with customers and capacity providers. The Company’s third party capacity providers consist of independent contractors who provide truck capacity to the Company under exclusive lease arrangements (the “BCO Independent Contractors”), unrelated trucking companies who provide truck capacity to the Company under non-exclusive contractual arrangements (the “Truck Brokerage Carriers”), air cargo carriers, ocean cargo carriers, railroads and independent warehouse capacity providers (“Warehouse Capacity Owners” or “WCOs”). The Company has contracts with all of the Class 1 domestic railroads and certain Canadian railroads and contracts with domestic and international airlines and ocean lines. Through this network of agents and capacity providers, Landstar operates a transportation and logistics services business primarily throughout North America with revenue of approximately $2.6 billion during the most recently completed fiscal year.

Historically, the Company reported the results of three operating segments: the carrier segment, the global logistics segment and the insurance segment. Beginning in the thirteen-week period ended March 29, 2008, the

Company revised the presentation format of its segment disclosure to consolidate the previously reported three segments to two segments: the transportation logistics segment and the insurance segment. This change in segment reporting reflected increased centralization and consolidation of certain administrative and sales functions across all of the Company’s Operating Subsidiaries and the increased similarity of the services provided by the operations of the Company’s various Operating Subsidiaries, primarily with respect to truck brokerage services. As a result of this change in presentation, the revenue and operating results formerly separated into the carrier and global logistics segments, together with corporate overhead, which was previously included as “other” in the segment information, were consolidated into the transportation logistics segment. This change in segment reporting had no impact on the Company’s consolidated balance sheets, statements of income, statements of cash flows or statements of changes in shareholders’ equity for any periods. This change in reporting also had no impact on reporting with respect to the insurance segment.

Transportation Logistics Segment

The transportation logistics segment provides a wide range of transportation and logistics services including truckload transportation, rail intermodal, air cargo and ocean cargo services, the arrangement of multimodal (ground, air, ocean and rail) moves and warehousing to a variety of industries including automotive products, paper, lumber and building products, metals, chemicals, foodstuffs, heavy machinery, retail, electronics, ammunition and explosives and military hardware. In addition, the transportation logistics segment provides transportation services to other transportation companies, including logistics and less-than-truckload service providers. The transportation logistics segment also provides dedicated contract and logistics solutions, including freight optimization and less-than-truckload freight consolidations, expedited ground and air delivery of time-critical freight and the movement of containers via ocean. Each of the independent commission sales agents has the opportunity to market all of the services provided by the transportation logistics segment.

Truck Services.  The transportation logistics segment’s truck services include a full array of truckload transportation for a wide range of general commodities, much of which are over irregular or non-repetitive routes, utilizing a wide range of specialized equipment, including dry and specialty vans of various sizes, unsided trailers (including flatbeds, drop decks and light specialty trailers), temperature-controlled vans and containers. Available truckload services also include short-to-long haul movement of containers by truck and expedited ground and dedicated power-only truck capacity. The Company also offers less-than-truckload services. During fiscal year 2008, revenue hauled by BCO Independent Contractors and Truck Brokerage Carriers was 58% and 42%, respectively, of total truck services revenue. The Company’s truck services contributed 90% of total revenue in fiscal year 2008.

Rail Intermodal Services.  The transportation logistics segment has contracts with all of the Class 1 railroads in North America and all major asset-based intermodal equipment providers, including agreements with stacktrain operators and various container and trailing equipment providers. In addition, the Company has contracts with a vast network of local trucking companies that handle pick-up and delivery of rail freight. These contracts provide Landstar the ability to transport freight via rail throughout the United States, Canada and Mexico. Landstar’s rail intermodal services include trailer on flat car, container on flat car, box car and railcar service capabilities. The Company’s rail intermodal services contributed 5% of total revenue in fiscal year 2008.

Air and Ocean Services.  The transportation logistics segment provides domestic and international air and ocean services to its customers utilizing airlines and ocean lines. Landstar executes international air freight transportation as an indirect air carrier (“IAC”) registered with the U.S. Department of Transportation (the “DOT”) and as an endorsed cargo network services (“CNS”) agent accredited by the International Air Transport Association (“IATA”). Landstar provides international ocean freight transportation solutions as a Federal Maritime Commission (“FMC”) licensed non-vessel operating common carrier (“NVOCC”) and ocean freight forwarder (“OFF”). Through its network of independent commission sales agents and relationships within a global network of foreign freight forwarders, Landstar provides efficient and cost effective door-to-door transportation to most points in the world for a vast array of cargo types such as over-sized break-bulk, consolidations, full container loads and refrigerated cargo. The Company’s air and ocean services contributed 2% of total revenue in fiscal year 2008.

Warehousing Services.  The transportation logistics segment offers its customers, through its independent commission sales agent network, national warehousing services without owning or leasing facilities or hiring employees to work at warehouses. The Company’s warehouse offering is designed to provide the availability of warehouse capacity nationally to its customers utilizing a network of independently owned and operated regional warehouse facilities linked by a single warehouse information technology application.

Other Services.  During the fiscal year ended December 27, 2008, revenue for passenger bus capacity provided for evacuation assistance related to the storms that impacted the Gulf Coast in September 2008 (“Bus Revenue”) represented 1% of the Company’s transportation logistics segment revenue.

Insurance Segment

The insurance segment is comprised of Signature, a wholly owned offshore insurance subsidiary, and RMCS. This segment provides risk and claims management services to Landstar’s Operating Subsidiaries. In addition, it reinsures certain risks of the Company’s BCO Independent Contractors and provides certain property and casualty insurance directly to Landstar’s Operating Subsidiaries. Revenue, representing premiums on reinsurance programs provided to the Company’s BCO Independent Contractors, at the insurance segment represented approximately 1% of the Company’s total 2008 revenue.

Factors Significant to the Company’s Operations

Management believes the following factors are particularly significant to the Company’s operations:

Agent Network

The Company’s primary day-to-day contact with its customers is through its network of independent commission sales agents and not typically through employees of the Company. The typical Landstar independent commission sales agent maintains a relationship with a number of shippers and services these shippers utilizing various modes of transportation made available through the Company’s network of BCO Independent Contractors and other third party capacity providers. The Company provides assistance to the agents in developing additional relationships with shippers and enhancing agent and Company relationships with larger shippers through the Company’s field employees, located throughout the United States and, to a lesser degree, in Canada, and national accounts sales employees. The Operating Subsidiaries emphasize programs to support the agents’ operations and to establish pricing parameters for freight hauled by the various modes of transportation available to the agents. Nevertheless, it is important to note that Operating Subsidiaries contract directly with customers and generally assume the credit risk and liability for freight losses or damages.

Management believes the Company has more independent commission sales agents than any other non-asset based transportation and logistics services company. Landstar’s network of over 1,400 independent commission sales agent locations provides the Company with regular contact with shippers at the local level and the capability to be highly responsive to shippers’ changing needs. The Company’s large fleet of available capacity, as further described below, provides the agent network the resources needed to service both large and small shippers. Through its agent network, the Company offers smaller shippers a level of service comparable to that typically enjoyed only by larger customers. Examples include the ability to provide transportation services on short notice (often within hours from notification to time of pick-up), multiple pick-up and delivery points, electronic data interchange capability and access to specialized equipment. In addition, a number of the Company’s agents specialize in certain types of freight and transportation services (such as oversized or heavy loads or international shipments). Each independent commission sales agent has the opportunity to market all of the services provided by the transportation logistics segment.

Commissions to agents are based on contractually agreed-upon percentages of revenue or gross profit, defined as revenue less the cost of purchased transportation. Commissions to agents generally range between

5% and 10% of revenue. Commissions to agents as a percentage of consolidated revenue will vary directly with fluctuations in the percentage of consolidated revenue generated by the various modes of transportation and the insurance segment and with changes in gross profit on services provided by Truck Brokerage Carriers, rail intermodal carriers, air cargo carriers, ocean cargo carriers and passenger bus capacity providers. Commissions to agents are recognized upon the completion of freight delivery.

The independent commission sales agents use a variety of proprietary and third-party technological applications, depending on the mode of transportation, provided by the Company to service the requirements of shippers. For truck services, the Company’s independent commission sales agents use Landstar proprietary software, including the Company’s Landstar Electronic Administrative Dispatch System (LEADS) software program, which enables agents to enter available freight, dispatch capacity and process most administrative procedures and then communicate that information to Landstar and its capacity providers via the internet. The Company’s web-based available freight and truck information system provides a listing of available truck capacity to the Company’s independent commission sales agents. For rail, air and ocean freight, the independent commission sales agents utilize mostly third-party applications to service shippers’ needs.

During 2008, 484 agents generated revenue for Landstar of at least $1 million each, or approximately $2.4 billion of Landstar’s total revenue. During 2008, one agent generated approximately $246,000,000, or 9%, of Landstar’s total revenue but contributed less than 1% of the Company’s net revenue, defined as revenue less the cost of purchased transportation and commissions to agents. Management believes that the majority of the agents who annually generate revenue of $1 million or more choose to represent Landstar exclusively. Historically, Landstar has experienced very low turnover among its agents who annually generate revenue of $1 million or more.

Transportation Capacity

Third party capacity providers consist of BCO Independent Contractors, Truck Brokerage Carriers, air and ocean cargo carriers and railroads. Landstar’s use of capacity provided exclusively by third parties allows it to maintain a lower level of capital investment, resulting in lower fixed costs. Additionally, other than the portion of the Company’s available trailing equipment owned or leased by the Company and utilized primarily by the BCO Independent Contractors, the Company relies exclusively on independent third parties for its trailing equipment capacity. During the most recently completed fiscal year, revenue hauled by BCO Independent Contractors, Truck Brokerage Carriers, rail intermodal carriers, air cargo carriers and ocean cargo carriers represented 53%, 38%, 5%, 1% and 2%, respectively, of the Company’s transportation logistics segment revenue. Purchased transportation costs are recognized upon the completion of freight delivery. Historically, with the exception of air revenue, the net margin percentage (defined as net revenue divided by revenue) generated from freight hauled by BCO Independent Contractors has been greater than that from freight hauled by other third party capacity providers. However, the Company’s insurance and claims costs and other operating costs are incurred primarily in support of the BCO Independent Contractor capacity. In addition, the Company incurs higher selling, general and administrative costs in support of the BCO Independent Contractor capacity as compared to the other modes of transportation.

BCO Independent Contractors.  Management believes the Company has the largest fleet of truckload BCO Independent Contractors in the United States. BCO Independent Contractors provide truck capacity to the Company under exclusive lease arrangements. Each BCO Independent Contractor operates under the motor carrier operating authority issued by the DOT to Landstar’s Operating Subsidiary with which such BCO Independent Contractor has entered into a leasing arrangement. Our network of BCO Independent Contractors provides marketing, operating, safety, recruiting, retention and financial advantages to the Company. The Company’s BCO Independent Contractors are compensated based on a fixed percentage of the revenue generated from the freight they haul. This percentage is approximately 65% where the BCO Independent Contractor provides only a tractor and approximately 73% where the BCO Independent Contractor provides both a tractor and a trailer. The BCO Independent Contractor must pay substantially all of the expenses of operating his/her equipment, including driver wages and benefits, fuel, physical damage insurance, maintenance, highway use taxes and debt service, if applicable. The Company passes 100% of fuel surcharges billed to customers for freight hauled by BCO Independent Contractors to its BCO Independent Contractors. During

2008, the Company billed customers $295.1 million in fuel surcharges and passed 100% of such fuel surcharges to the BCO Independent Contractors. These fuel surcharges are excluded from revenue.

The Company maintains an internet site through which BCO Independent Contractors can view a complete listing of the Company’s available freight, allowing them to consider rate, size, origin and destination when planning trips. The Landstar Contractors’ Advantage Purchasing Program (LCAPP) leverages Landstar’s purchasing power to provide discounts to eligible BCO Independent Contractors when they purchase equipment, fuel, tires and other items. In addition, LCFI provides a source of funds at competitive interest rates to the BCO Independent Contractors to purchase trailing equipment and mobile communication equipment.

Trucks provided to the Company by the BCO Independent Contractors were 9,039 at December 27, 2008, compared to 8,993 at December 29, 2007. At December 27, 2008, 97% of the trucks provided by BCO Independent Contractors were provided by BCO Independent Contractors who lease 5 or less trucks to the Company. The number of trucks provided by BCO Independent Contractors fluctuates daily as a result of truck recruiting and truck terminations. Trucks recruited were lower in 2008 than in 2007, but trucks terminated were also lower in 2008 compared to 2007, resulting in a net gain of 46 trucks. Landstar’s truck turnover was approximately 32% in 2008 compared to 37% in 2007. Approximately half of this turnover was attributable to BCO Independent Contractors who had been with the Company for less than one year. Management believes that factors that have historically favorably impacted turnover include the Company’s financial stability, its extensive agent network, the Company’s programs to reduce the operating costs of its BCO Independent Contractors and Landstar’s reputation for quality, service and reliability.

Truck Brokerage Carriers.  The Company maintains a database of over 25,000 qualified Truck Brokerage Carriers who provide truck hauling capacity to the Company. Truck Brokerage Carriers provide truck capacity to the Company under non-exclusive contractual arrangements and each operates under their own DOT issued motor carrier operating authority. Truck Brokerage Carriers are paid either a negotiated rate for each load they haul or a contractually agreed-upon amount per load. The Company recruits, qualifies, establishes contracts with, tracks safety ratings and service records of and generally maintains the relationships with these third party trucking companies. In addition to providing additional capacity to the Company, the use of Truck Brokerage Carriers enables the Company to pursue different types and quality of freight such as temperature-controlled, short-haul traffic and, in certain instances, lower-priced freight that generally would not be handled by the Company’s BCO Independent Contractors.

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

Third Party Rail, Air, Ocean and Other Transportation Capacity.  The Company has contracts with all of the Class 1 domestic railroads and certain Canadian railroads and contracts with domestic and international airlines and ocean lines. These relationships allow the Company to pursue the freight best serviced by these forms of transportation capacity. Railroads and air and ocean cargo carriers are generally paid a contractually fixed amount per load. The Company also contracts with other third party capacity providers, such as air charter or passenger bus companies, when required by specific customer needs.

Warehouse Capacity

The Company has contracts with approximately 120 Warehouse Capacity Owners. The services available to the Company’s customers provided from the warehouse capacity network include storage, order fulfillment, repackaging, labeling, inventory consolidations, sub-assembly and temperature and climate options. In general, Warehouse Capacity Owners are paid a fixed percentage of the gross revenue for storage and services provided through their warehouse. Warehouse storage and services are reported net of the amount earned by the Warehouse Capacity Owner. Warehousing services were not a significant contributor to revenue or earnings in 2008, 2007 or 2006.

Diversity of Services Offered

The Company offers its customers a wide range of transportation and logistics services through the Operating Subsidiaries, including a fleet of diverse trailing equipment, extensive geographic coverage and, more recently, warehousing services. Specialized services offered by the Company include those provided by a large fleet of flatbed trailers, multi-axle trailers capable of hauling extremely heavy or oversized loads, drivers certified to handle ammunition and explosives shipments for the U.S. Department of Defense, emergency and expedited surface and air cargo services and intermodal capability with railroads and steamship lines.

The following table illustrates the diversity of the trailing equipment, as of December 27, 2008, either provided by the BCO Independent Contractors or owned or leased by the Company and made available primarily to BCO Independent Contractors. In general, Truck Brokerage Carriers utilize their own trailing equipment when providing transportation services on behalf of Landstar. Truck Brokerage Carrier trailing equipment is not included in the following table:

Trailers by Type

Vans	9,852
Temperature-controlled	95
Flatbeds, including step decks, drop decks and low boys	3,863

Total	13,810

At December 27, 2008, 7,451 of the trailers available to the BCO Independent Contractors were owned by the Company, 1,357 were leased by the Company under an operating lease with a fixed monthly rental fee, 59 were leased by the Company with monthly rental payments equal to a fixed percentage of revenue hauled by the trailer, and 161 were rented by the Company under short-term rental arrangements. In addition, at December 27, 2008, 4,782 trailers were provided by BCO Independent Contractors.

Customers

The Company’s customer base is highly diversified and dispersed across many industries, commodities and geographic regions. The Company’s top 100 customers accounted for approximately 52% and 50%, respectively, of the Company’s revenue during fiscal 2008 and 2007. Management believes that the Company’s overall size, geographic coverage, access to equipment and service capability offer the Company significant competitive marketing and operating advantages. These advantages allow the Company to meet the needs of even the largest shippers. Increasingly, larger shippers are substantially reducing the number of authorized carriers they use in favor of a small number of “core carriers,” such as the Company, whose size and diverse service capabilities enable these core carriers to satisfy most of the shippers’ transportation needs. The Company’s national account customers include the United States Department of Defense and many of the companies included in the Fortune 500. Landstar services a wide variety of industries including automotive products, paper, lumber and building products, metals, chemicals, foodstuffs, heavy machinery, retail, electronics, ammunition and explosives and military hardware. Management believes the Company’s network of agents and third party capacity providers allows it to efficiently attract and service smaller shippers which may not be as desirable to other large transportation providers (see above under “Agent Network”).

Historically, the United States Government has been the Company’s largest customer. During 2008, 2007 and 2006, revenue derived from the United States Government was approximately 5%, 6% and 9% of revenue, respectively. Included in the revenue derived from the United States Government in 2007 and 2006 was revenue related to disaster relief services provided by the Company primarily under a contract with the United States Department of Transportation/Federal Aviation Administration (the “FAA”). Revenue in 2007 and 2006 included $8.5 million and $100.7 million, respectively, generated primarily under the FAA contract, which expired on December 31, 2007. No customer accounted for more than 10% of the Company’s 2008 revenue.

Technology

Management believes leadership in the development and application of technology is an ongoing part of providing high quality service at competitive prices. The Company’s focus is on developing and implementing software applications which are designed to improve its operational and administrative efficiency, assist its independent commission sales agents in sourcing capacity, assist customers in meeting their transportation needs and assist its third party capacity providers in identifying desirable freight. Landstar focuses on providing transportation and logistics services which emphasize customer service and information coordination among its independent commission sales agents, customers and capacity providers and Landstar intends to continue developing appropriate systems and technologies that offer integrated transportation and logistics solutions to meet the total needs of its customers. Landstar manages its technology programs centrally through its information services department.

The Company’s information technology systems used in connection with its operations are located in Jacksonville, Florida and, to a lesser extent, in Rockford, Illinois. Landstar relies, in the regular course of its business, on the proper operation of its information technology systems.

Corporate Services

The Company provides many administrative support services to its network of independent commission sales agents, third party capacity providers and shippers. Management believes that the technological applications developed and maintained by the Company and its administrative support services provide operational and financial advantages to the independent commission sales agents, third party capacity providers and shippers and, in turn, enhance the operational and financial efficiency of all aspects of the network.

Administrative support services that provide for operational and financial advantages to the network include customer contract administration, customer credit review and approvals, sales administration and pricing, customer billing, accounts receivable collections, third party capacity payment, safety and operator and equipment compliance management, insurance claims handling, coordination of vendor discount programs and third party capacity quality programs. The Company also provides marketing and advertising support services.

Management also believes that significant advantages result from the collective expertise and corporate services provided by Landstar’s corporate management. The primary functions provided by management include finance and treasury services, accounting, strategic initiatives, budgeting and taxes, legal and human resource management.

Competition

Landstar competes primarily in the transportation and logistics services industry with truckload carriers, intermodal transportation and logistics service providers, railroads, less-than-truckload carriers and other non-asset based transportation and logistics service providers. The transportation services industry is extremely competitive and fragmented.

Management believes that competition for the freight transported by the Company is based primarily on service and efficiency and, to a lesser degree, on freight rates alone. Management believes that Landstar’s overall size and availability of a wide range of equipment, together with its geographically dispersed local independent agent network and wide range of service offerings, present the Company with significant competitive advantages over many transportation and logistics service providers.

Self-Insured Claims

Potential liability associated with accidents in the trucking industry is severe and occurrences are unpredictable. Landstar’s retained liability for individual commercial trucking claims varies depending on when such claims are incurred. For commercial trucking claims incurred prior to June 19, 2003 and subsequent to March 30, 2004, Landstar retains liability up to $5,000,000 per occurrence. For commercial trucking claims incurred from June 19, 2003 through March 30, 2004, Landstar retains liability up to $10,000,000 per occurrence. The Company also retains liability for each general liability claim up to $1,000,000, $250,000 for each workers’ compensation claim and $100,000 for each cargo claim. For cargo claims incurred prior to May 1, 2008, the Company retains cargo liability up to $250,000 per occurrence. The Company’s exposure to liability associated with accidents incurred by Truck Brokerage Carriers, rail intermodal carriers, air cargo carriers and ocean cargo carriers who transport freight on behalf of the Company is reduced by various factors including the extent to which they maintain their own insurance coverage. A material increase in the frequency or severity of accidents, cargo or workers’ compensation claims or the unfavorable development of existing claims could have a material adverse effect on Landstar’s results of operations.

Insurance Coverage Above Self-Insured Retention

The Company has historically maintained insurance coverage above its self-insured retention amounts. For the fiscal year ended and as of December 27, 2008, the Company maintains insurance for liabilities attributable to commercial trucking accidents with third party insurance companies for each and every occurrence in an amount in excess of $200,000,000 per occurrence above the Company’s $5,000,000 self-insured retention. Historically, the Company has relied on a limited number of third party insurance companies to provide insurance coverage for commercial trucking claims in excess of specific per occurrence limits, up to various maximum amounts. The premiums proposed by the third party insurance companies providing coverage for commercial trucking liability insurance over the Company’s self insured retention amounts have varied dramatically. In an attempt to manage the significant fluctuations in the cost of these premiums required by the third party insurance companies, the Company has historically increased or decreased the level of its exposure to commercial trucking claims on a per occurrence basis. To the extent that the third party insurance companies increase their proposed premiums for coverage of commercial trucking claims, the Company may increase its exposure in aggregate or on a per occurrence basis. However, to the extent the third party insurance companies reduce their premiums proposed for coverage of commercial trucking claims, the Company may reduce its exposure in aggregate or on a per occurrence basis.

Regulation

Certain of the Operating Subsidiaries are considered motor carriers and/or brokers authorized to arrange for transportation services by motor carriers which are regulated by the Federal Motor Carrier Safety Administration (the “FMCSA”) and by various state agencies. The FMCSA has broad regulatory powers with respect to activities such as motor carrier operations, practices, periodic financial reporting and insurance. Subject to federal and state regulatory authorities or regulation, the Company may transport most types of freight to and from any point in the United States over any route selected by the Company. The FMCSA and other mandatory regulatory requirements have not adversely affected the Company’s ability to source the capacity necessary to meet its customers’ transportation needs.

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

Employees

As of December 27, 2008, the Company and its subsidiaries employed 1,317 individuals. Approximately 15 Landstar Ranger drivers (out of a Company total of 9,039 drivers for BCO Independent Contractors) are members of the International Brotherhood of Teamsters. The Company considers relations with its employees to be good.

Item 1A.	Risk Factors

Increased severity or frequency of accidents and other claims.  As noted above in Item 1, “Business — Factors Significant to the Company’s Operations — Self Insured-Claims,” potential liability associated with accidents in the trucking industry is severe and occurrences are unpredictable. Landstar’s retained liability for individual commercial trucking claims varies depending on when such claims are incurred. For commercial trucking claims incurred prior to June 19, 2003 and subsequent to March 30, 2004, Landstar retains liability up to $5,000,000 per occurrence. For commercial trucking claims incurred from June 19, 2003 through March 30, 2004, Landstar retains liability up to $10,000,000 per occurrence. The Company also retains liability for each general liability claim up to $1,000,000, $250,000 for each workers’ compensation claim and $100,000 for each cargo claim. For cargo claims incurred prior to May 1, 2008, the Company retains cargo liability up to $250,000 per occurrence. The Company’s exposure to liability associated with accidents incurred by Truck Brokerage Carriers, rail intermodal carriers, air cargo carriers and ocean cargo carriers who haul freight on behalf of the Company is reduced by various factors including the extent to which they maintain their own insurance coverage. A material increase in the frequency or severity of accidents, cargo or workers’ compensation claims or the unfavorable development of existing claims could have a material adverse effect on Landstar’s results of operations.

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

Dependence on independent commission sales agents.  As noted above in Item 1, “Business — Factors Significant to the Company’s Operations — Agent Network,” the Company markets its services primarily through independent commission sales agents, and currently has a network of over 1,400 agent locations. During 2008, 484 agents generated revenue for Landstar of at least $1 million each, or approximately 90% of Landstar’s consolidated revenue and one agent generated approximately $246,000,000, or 9%, of Landstar’s total revenue. Although the Company competes with motor carriers and other third parties for the services of these independent commission sales agents, Landstar has historically experienced very limited agent turnover among its larger-volume agents. However, Landstar’s contracts with its agents are typically terminable upon

10 to 30 days notice by either party and generally restrict the ability of a former agent to compete with Landstar for a specific period of time following any such termination. The loss of some of the Company’s key agents or a significant decrease in volume generated by Landstar’s larger agents could have a material adverse effect on Landstar’s results of operations if not replaced with other volumes.

Dependence on third party capacity providers.  As noted above in Item 1, “Business — Factors Significant to the Company’s Operations — Transportation Capacity,” Landstar does not own trucks or other transportation equipment (other than trailing equipment) and relies on third party capacity providers, including BCO Independent Contractors, Truck Brokerage Carriers, railroads and air and ocean cargo carriers, to transport freight for its customers. The Company competes with motor carriers and other third parties for the services of BCO Independent Contractors and other third party capacity providers. A significant decrease in available capacity provided by either the Company’s BCO Independent Contractors or other third party capacity providers could have a material adverse effect on Landstar’s results of operations.

Decreased demand for transportation services.  The transportation industry historically has experienced cyclical financial results as a result of slowdowns in economic activity. A slowdown in economic activity or a downturn in the Company’s customers’ business cycles causing a reduction in the volume of freight shipped by those customers could have a material adverse effect on Landstar’s results of operations.

Substantial industry competition.  As noted above in Item 1, “Business — Factors Significant to the Company’s Operations — Competition,” Landstar competes primarily in the transportation and logistics services industry. The transportation and logistics services industry is extremely competitive and fragmented. Landstar competes primarily with truckload carriers, intermodal transportation service providers, railroads, less-than-truckload carriers, third party broker carriers and other non-asset based transportation and logistics service providers. Management believes that competition for the freight transported by the Company is based primarily on service and efficiency and, to a lesser degree, on freight rates alone. Historically, competition has created downward pressure on freight rates. In addition, many large shippers are using 3PLs to outsource the management and coordination of their transportation needs rather than directly arranging for transportation services with carriers, such as the Company. Usage by large shippers of 3PLs often provide carriers, such as the Company, with a less direct relationship with the shipper and, as a result, may increase pressure on freight rates while making it more difficult for the Company to compete primarily based on service and efficiency. A decrease in freight rates could have a material adverse effect on Landstar’s results of operations.

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

Potential changes in fuel taxes.  From time to time, various legislative proposals are introduced to increase federal, state, or local taxes, including taxes on motor fuels. The Company cannot predict whether, or in what form, any increase in such taxes applicable to the transportation services provided by the Company will be enacted and, if enacted, whether or not the Company’s Truck Brokerage Carriers would attempt to pass the increase on to the Company or if the Company will be able to reflect this potential increased cost of capacity, if any, in prices to customers. Any such increase in fuel taxes, without a corresponding increase in price to the customer, could have a material adverse effect on Landstar’s results of operations. Moreover, competition from other transportation service companies, including those that provide non-trucking modes of transportation and intermodal transportation would likely increase if state or federal taxes on fuel were to increase without a corresponding increase in taxes imposed upon other modes of transportation.

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

The Company classifies all of its BCO Independent Contractors and independent commission sales agents as independent contractors for all purposes, including employment tax and employee benefit purposes. There can be no assurance that legislative, judicial, or regulatory (including tax) authorities will not introduce proposals or assert interpretations of existing rules and regulations that would change the employee/independent contractor classification of BCO Independent Contractors or independent commission sales agents currently doing business with the Company. Although management believes that there are no proposals currently pending that would change the employee/independent contractor classification of BCO Independent Contractors or independent commission sales agents currently doing business with the Company, the costs associated with potential changes, if any, with respect to these BCO Independent Contractor and independent commission sales agent classifications could have a material adverse effect on Landstar’s results of operations, if Landstar were unable to reflect them in its fee arrangements with the BCO Independent Contractors or independent commission sales agents or in the prices charged to its customers.

Regulatory and legislative changes.  As noted above in Item 1, “Business — Factors Significant to the Company’s Operations — Regulation,” certain of the Operating Subsidiaries are motor carriers and/or property brokers authorized to arrange for transportation services by motor carriers which are regulated by the Federal Motor Carrier Safety Administration (FMCSA), an agency of the U.S. Department of Transportation, and by various state agencies. Certain of the Operating Subsidiaries are licensed as ocean transportation intermediaries by the U.S. Federal Maritime Commission as non-vessel-operating common carriers and/or as ocean freight forwarders. The Company’s air transportation activities in the United States are subject to regulation by the U.S. Department of Transportation as an indirect air carrier. The Company is also subject to regulations and requirements relating to safety and security promulgated by, among others, the U.S. Department of Homeland Security through the Bureau of U.S. Customs and Border Protection and the Transportation Security Administration, the Canada Border Services Agency and various state and local agencies and port authorities. The transportation industry is subject to possible regulatory and legislative changes (such as increasingly stringent environmental and/or safety/security regulations or limits on vehicle weight and size) that may affect the economics of the industry by requiring changes in operating practices or by changing the demand for common or contract carrier services or the cost of providing truckload or other transportation or logistics services. Any such regulatory or legislative changes could have a material adverse effect on Landstar’s results of operations.

Catastrophic loss of a Company facility.  The Company faces the risk of a catastrophic loss of the use of all or a portion of its facilities located in Jacksonville, Florida and Rockford, Illinois due to hurricanes, flooding, tornados or other weather conditions or natural disasters, terrorist attack or otherwise. The Company’s corporate headquarters and approximately two-thirds of the Company’s employees are located in its Jacksonville, Florida facility and a smaller portion of the Company’s operations is located in its Rockford, Illinois facility. In particular, a Category 3, 4 or 5 hurricane that impacts the Jacksonville, Florida metropolitan area or a tornado that strikes the Rockford, Illinois area could significantly disrupt the Company’s operations and impose significant costs on the Company.

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

Concentrations of credit risk in key customers.  Financial instruments that potentially subject the Company to significant concentrations of credit risk include accounts receivable from trade customers. The Company performs ongoing credit evaluations of the financial condition of its customers and an allowance for doubtful accounts is maintained as required under U.S. generally accepted accounting principles. During 2008, the Company experienced a higher level of customer bad debt expense than experienced in the previous five years. Credit risk with respect to the Company’s accounts receivable historically has been broadly diversified due to the large number of entities comprising the Company’s customer base and their dispersion across many different industries and geographical regions. No single customer accounted for more than 10% of Company revenue for the fiscal year period ended December 27, 2008 and no single customer accounted for more than 10% of the gross accounts receivable balance at December 27, 2008. It should be noted, however, that revenue from customers in the automotive sector represented in the aggregate approximately 7% of the Company’s revenue for the 2008 fiscal year period. The Company estimates that receivable balances relating to customers with a significant concentration of their business in the automotive sector represented approximately 6% to 8% of gross accounts receivable at December 27, 2008. The financial condition of the U.S. domestic automotive industry may be significantly adversely affected by the availability of credit to U.S. consumers and the overall financial condition of the U.S. economy, both of which have recently weakened. A significant deterioration in the financial condition or operations of the Company’s customers within the automotive sector, including the larger U.S. domestic automobile manufacturers and their vendors, suppliers and other service providers, or in the Company’s non-automotive sector customer accounts, could negatively impact the collectability of trade accounts receivable due from these customers, which could result in an adverse effect on the Company’s operating results in a given quarter or year.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The Company owns or leases various properties in the U.S. for the Company’s operations and administrative staff that support its independent commission sales agents, BCO Independent Contractors and other third party capacity providers. The transportation logistics segment’s primary facilities are located in Jacksonville, Florida and Rockford, Illinois. In addition, the Company’s corporate headquarters are located in Jacksonville, Florida. The Rockford, Illinois facility is owned by the Company and all other primary facilities are leased.

Management believes that Landstar’s owned and leased properties are adequate for its current needs and that leased properties can be retained or replaced at an acceptable cost.

Item 3.	Legal Proceedings

As further described in periodic and current reports previously filed by the Company with the SEC, the Company and certain of its subsidiaries (the “Defendants”) are defendants in a suit (the “Litigation”) brought in the United States District Court for the Middle District of Florida (the “District Court”) by the Owner-Operator Independent Drivers Association, Inc. (“OOIDA”) and four former BCO Independent Contractors (the “Named Plaintiffs” and, with OOIDA, the “Plaintiffs”) on behalf of all independent contractors who provide truck capacity to the Company and its subsidiaries under exclusive lease arrangements (the “BCO Independent Contractors”). The Plaintiffs allege that certain aspects of the Company’s motor carrier leases and related practices with its BCO Independent Contractors violate certain federal leasing regulations and seek injunctive relief, an unspecified amount of damages and attorneys’ fees.

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

However, the ruling of the Appellate Court reversed the District Court’s rulings (i) that an old version of the lease formerly used by Defendants but not in use with any current BCO Independent Contractor complied with applicable disclosure requirements under the federal leasing regulations with respect to adjustments to compensation payable to BCO Independent Contractors on certain loads sourced from the U.S. Dept. of Defense, and (ii) that the Defendants had provided sufficient documentation to BCO Independent Contractors under the applicable federal leasing regulations relating to how the component elements of Charge-back Deductions were computed. The Appellate Court then remanded the case to the District Court to permit the Plaintiffs to seek injunctive relief with respect to these violations of the federal leasing regulations and to hold an evidentiary hearing to give the Named Plaintiffs an opportunity to produce evidence of any damages they actually sustained as a result of such violations.

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

No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2008.

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

	2008 Market Price		2007 Market Price		Dividends Declared
Fiscal Period	High	Low	High	Low	2008	2007

First Quarter	$54.24	$37.39	$48.45	$38.51	$0.0375	$0.0300
Second Quarter	59.21	48.71	52.19	45.21	0.0375	0.0300
Third Quarter	56.30	43.24	51.43	39.71	0.0400	0.0375
Fourth Quarter	45.74	27.37	44.98	36.50	0.0400	0.0375

The reported last sale price per share of the Common Stock as reported on the NASDAQ Global Select Market on January 30, 2009 was $35.87 per share. As of such date, Landstar had 51,690,580 shares of Common Stock outstanding. As of January 30, 2009, the Company had 66 stockholders of record of its Common Stock. However, the Company estimates that it has a significantly greater number of stockholders because a substantial number of the Company’s shares are held by brokers or dealers for their customers in street name.

It is the intention of the Board of Directors to pay a quarterly dividend going forward.

Purchases of Equity Securities by the Company

The following table provides information regarding the Company’s purchases of its Common Stock during the period from September 28, 2008 to December 27, 2008, the Company’s fourth fiscal quarter:

			Total Number of Shares	Maximum Number of
			Purchased as Part of	Shares that May Yet be
	Total Number of	Average Price	Publicly Announced	Purchased Under the
Fiscal Period	Shares Purchased	Paid per Share	Programs	Programs

September 28, 2008				2,154,579
Sept. 28, 2008 - Oct. 25, 2008	317,708	$33.29	317,708	1,836,871
Oct. 26, 2008 - Nov. 22, 2008	406,248	$30.72	406,248	1,430,623
Nov. 23, 2008 - Dec. 27, 2008				1,430,623

Total	723,956	$31.85	723,956

On August 27, 2007, Landstar System, Inc. announced that it had been authorized by its Board of Directors to purchase up to 2,000,000 shares of its Common Stock from time to time in the open market and in privately negotiated transactions. During its 2008 fourth fiscal quarter, the Company completed the purchase of shares authorized for purchase under this program. On July 16, 2008, Landstar System, Inc. announced that it had been authorized by its Board of Directors to purchase up to an additional 2,000,000 shares of its common stock from time to time in the open market and in privately negotiated transactions. As of December 27, 2008, the Company may purchase 1,430,623 shares of its common stock under this authorization. On January 28, 2009, Landstar System, Inc. announced that it had been authorized by its Board of Directors to purchase up to an additional 1,569,377 shares of its common stock from time to time in the open market and in privately negotiated transactions. No specific expiration date has been assigned to either the July 16, 2008 or January 28, 2009 authorizations.

During 2008, Landstar paid dividends as follows:

	Declaration	Record	Payment
Dividend Amount per Share	Date	Date	Date

$0.0375	January 31, 2008	February 8, 2008	February 29, 2008
$0.0375	April 17, 2008	May 9, 2008	May 30, 2008
$0.0400	July 16, 2008	August 11, 2008	August 29, 2008
$0.0400	October 14, 2008	November 3, 2008	November 28, 2008

On June 27, 2008 Landstar entered into a credit agreement with a syndicate of banks and JPMorgan Chase Bank, N.A., as administrative agent (the “Credit Agreement”). The Credit Agreement provides for a restriction on cash dividends and other distributions to stockholders on the Company’s capital stock to the extent there is a default under the Credit Agreement. In addition, the Credit Agreement, under certain circumstances, limits the amount of such cash dividends and other distributions to stockholders in the event that, after giving effect to any payment made to effect such cash dividend or other distribution, the Leverage Ratio, as defined in the Credit Agreement, would exceed 2.5 to 1 on a pro forma basis as of the end of the Company’s most recently completed fiscal quarter.

The Company maintains three stock option plans and one stock compensation plan. The following table presents information related to securities authorized for issuance under these plans at December 27, 2008:

			Number of Securities
	Number of Securities		Remaining Available for
	to be Issued Upon	Weighted-Average	Future Issuance Under
	Exercise of	Exercise Price of	Equity Compensation
Plan Category	Outstanding Options	Outstanding Options	Plans

Equity Compensation Plans Approved by Security Holders	2,505,644	$35.47	3,005,323
Equity Compensation Plans Not Approved by Security Holders	0	0	0

Included in the number of securities remaining available for future issuance under equity compensation plans was 138,423 shares of Common Stock reserved for issuance under the 2003 Directors’ Stock Compensation Plan.

Financial Model Shareholder Returns

The following graph illustrates the return that would have been realized assuming reinvestment of dividends by an investor who invested $100 in each of the Company’s Common Stock, the Standard and Poor’s 500 Stock Index and the Dow Jones Transportation Stock Index for the period commencing December 27, 2003 through December 27, 2008.

Financial Model
Shareholder Returns

Item 6.	Selected Financial Data

LANDSTAR SYSTEM, INC. AND SUBSIDIARY
SELECTED CONSOLIDATED FINANCIAL DATA
(Dollars in thousands, except per share amounts)

	Fiscal Years
Income Statement Data:	2008	2007	2006	2005	2004

Revenue	$2,643,069	$2,487,277	$2,513,756	$2,517,828	$2,019,936
Investment income	3,339	5,347	4,250	2,695	1,346
Costs and expenses:
Purchased transportation	2,033,384	1,884,207	1,890,755	1,880,431	1,510,963
Commissions to agents	203,058	200,630	199,775	203,730	161,011
Other operating costs	28,033	28,997	45,700	36,709	37,130
Insurance and claims	36,374	49,832	39,522	50,166	60,339
Selling, general and administrative	137,758	125,177	134,239	140,345	124,357
Depreciation and amortization	20,960	19,088	16,796	15,920	13,959

Total costs and expenses	2,459,567	2,307,931	2,326,787	2,327,301	1,907,759

Operating income	186,841	184,693	191,219	193,222	113,523
Interest and debt expense	7,351	6,685	6,821	4,744	3,025

Income before income taxes	179,490	178,008	184,398	188,478	110,498
Income taxes	68,560	68,355	71,313	72,880	42,661

Net income	$110,930	$109,653	$113,085	$115,598	$67,837

Earnings per common share	$2.11	$2.01	$1.95	$1.95	$1.13
Diluted earnings per share	$2.10	$1.99	$1.93	$1.91	$1.10
Dividends paid per common share	$0.155	$0.135	$0.110	$0.050

	Dec. 27,	Dec. 29,	Dec. 30,	Dec. 31,	Dec. 25,
Balance Sheet Data:	2008	2007	2006	2005	2004

Total assets	$663,530	$629,001	$646,651	$765,814	$586,802
Long-term debt, including current maturities	136,445	164,753	129,321	166,973	92,090
Shareholders’ equity	253,136	180,786	230,274	255,689	215,129

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following is a “safe harbor” statement under the Private Securities Litigation Reform Act of 1995. Statements contained in this document that are not based on historical facts are “forward-looking statements.” This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Form 10-K contain forward-looking statements, such as statements which relate to Landstar’s business objectives, plans, strategies and expectations. Terms such as “anticipates,” “believes,” “estimates,” “expects,” “plans,” “predicts,” “may,” “should,” “could,” “will,” the negative thereof and similar expressions are intended to identify forward-looking statements. Such statements are by nature subject to uncertainties and risks, including but not limited to: an increase in the frequency or severity of accidents or other claims; unfavorable development of existing accident claims; dependence on third party insurance companies; dependence on independent commission sales agents; dependence on third party capacity providers; substantial industry competition; dependence on key personnel; disruptions or failures in our computer systems; changes in fuel taxes; status of independent contractors; a downturn in economic growth or growth in the transportation sector; concentrations of credit risk; and other operational, financial or legal risks or uncertainties detailed in this and Landstar’s other SEC filings from time to time and described in Item 1A of this Form 10-K under the heading “Risk Factors.” These risks and uncertainties could cause actual results or events to differ materially from historical results or those anticipated. Investors should not place undue reliance on such forward-looking statements, and the Company undertakes no obligation to publicly update or revise any forward-looking statements.

Introduction

Landstar System, Inc. and its subsidiary, Landstar System Holdings, Inc. (together referred to herein as “Landstar” or the “Company”), provide transportation services to a variety of market niches throughout the United States and to a lesser extent in Canada, and between the United States and Canada, Mexico and other countries through its operating subsidiaries. Landstar’s business strategy is to be a non-asset based provider of transportation capacity and logistics services delivering safe, specialized transportation services, utilizing a network of independent commission sales agents, third party capacity providers and employees. Landstar focuses on providing transportation services which emphasize safety, customer service and information coordination among its independent commission sales agents, customers and capacity providers. The Company markets its services primarily through independent commission sales agents and utilizes third party capacity providers exclusively to transport customers’ freight. The nature of the Company’s business is such that a significant portion of its operating costs varies directly with revenue.

Historically, the Company reported the results of three operating segments: the carrier segment, the global logistics segment and the insurance segment. Beginning in the thirteen-week period ended March 29, 2008, the Company revised the presentation format of its segment disclosure to consolidate the previously reported three segments to two segments: the transportation logistics segment and the insurance segment. This change in segment reporting reflected increased centralization and consolidation of certain administrative and sales functions across all of the Company’s operating subsidiaries and the increased similarity of the services provided by the operations of the Company’s various operating subsidiaries, primarily with respect to truck brokerage services. As a result of this change in presentation, the revenue and operating results formerly separated into the carrier and global logistics segments, together with corporate overhead, which was previously included as “other” in the segment information, were consolidated into the transportation logistics segment. This change in segment reporting had no impact on the Company’s consolidated balance sheets, statements of income, statements of cash flows or statements of changes in shareholders’ equity for any periods. This change in reporting also had no impact on reporting with respect to the insurance segment.

The transportation logistics segment markets its services primarily through independent commission sales agents. The transportation logistics segment provides a wide range of transportation and logistics services including truckload transportation, rail intermodal, air cargo and ocean cargo services, the arrangement of multimodal (ground, air, ocean and rail) moves and warehousing to a variety of industries including automotive products, paper, lumber and building products, metals, chemicals, foodstuffs, heavy machinery, retail, electronics, ammunition and explosives and military hardware. In addition, Landstar provides transportation services to other transportation companies including logistics and less-than-truckload service providers. Landstar also provides dedicated contract and logistics solutions, including freight optimization and less-than-truckload freight consolidations, expedited land and air delivery of time-critical freight and the movement of containers via ocean. Each of the independent commission sales agents has the opportunity to market all of the services provided by the transportation logistics segment.

Truckload services primarily are provided for a wide range of general commodities, much of which are over irregular or non-repetitive routes, utilizing dry and specialty vans and unsided trailers, including flatbed, drop deck and specialty trailers. Available truckload services also include short-to-long haul movement of containers by truck and expedited ground and dedicated power-only truck capacity. These services are provided by independent contractors who provide truck capacity to the Company under exclusive lease arrangements (the “BCO Independent Contractors”) and other third party truck capacity providers under non-exclusive contractual arrangements (“Truck Brokerage Carriers”). Rail intermodal, air and ocean services are provided by third party railroad carriers and air and ocean cargo carriers. The Company has contracts with all of the Class 1 domestic railroads and certain Canadian railroads and contracts with domestic and international airlines and ocean lines. Warehousing services are provided by independent contractors who provide warehouse capacity to the Company under non-exclusive contractual arrangements (“Warehouse Capacity Owners”). During the fiscal year ended December 27, 2008, revenue hauled by BCO Independent Contractors, Truck Brokerage Carriers, rail intermodal carriers, air cargo carriers and ocean cargo carriers represented 53%, 38%, 5%, 1%, and 2%, respectively, of the Company’s transportation logistics segment revenue. In addition, during the fiscal year ended December 27, 2008, revenue for passenger bus capacity provided for evacuation assistance related to the storms that impacted the Gulf Coast in September 2008 (“Bus Revenue”) represented 1% of the Company’s transportation logistics segment revenue in 2008.

The insurance segment is comprised of Signature Insurance Company (“Signature”), a wholly owned offshore insurance subsidiary, and Risk Management Claim Services, Inc. The insurance segment provides risk and claims management services to Landstar’s operating subsidiaries. In addition, it reinsures certain risks of the Company’s BCO Independent Contractors and provides certain property and casualty insurance directly to Landstar’s operating subsidiaries. Revenue, representing premiums on reinsurance programs provided to the Company’s BCO Independent Contractors, at the insurance segment represented approximately 1% of total revenue for the fiscal year ended December 27, 2008.

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

While customer demand, which is subject to overall economic conditions, ultimately drives increases or decreases in revenue, the Company primarily relies on its independent commission sales agents to establish customer relationships and generate revenue opportunities. Management’s primary focus with respect to revenue growth is on revenue generated by independent commission sales agents who on an annual basis generate $1 million or more of Landstar revenue (“Million Dollar Agents”). Management believes future revenue growth is primarily dependent on its ability to increase both the revenue generated by Million Dollar Agents and the number of Million Dollar Agents through a combination of recruiting new agents and increasing the revenue opportunities generated by existing independent commission sales agents. Management believes the decrease in number of Million Dollar Agents in 2008 resulted from the severe downturn in the economy in the fourth quarter of 2008 and not necessarily from agent turnover. The number of agents generating Landstar revenue between $750,000 and $1,000,000 in 2008 and 2007 were 91 and 61, respectively. The following table shows the number of Million Dollar Agents, the average revenue generated by these agents, the percent of consolidated revenue generated by these agents during the past three fiscal years and the number of agent locations at each fiscal year end:

	Fiscal Year
	2008	2007	2006

Number of Million Dollar Agents	484	495	490

Average revenue generated per Million Dollar Agent	$4,907,000	$4,571,000	$4,700,000

Percent of consolidated revenue generated by Million Dollar Agents	90%	91%	92%

Number of independent commission sales agent locations at year end	1,428	1,397	1,345

Management monitors business activity by tracking the number of loads (volume) and revenue per load by mode of transportation. Revenue per load can be influenced by many factors other than a change in price. Those factors include the average length of haul, freight type, special handling and equipment requirements and delivery time requirements. For shipments involving two or more modes of transportation, revenue is classified by the mode of transportation having the highest cost for the load. The following table summarizes this data by mode of transportation for the past three fiscal years:

	Fiscal Year
	2008	2007	2006

Revenue generated through (in thousands):
BCO Independent Contractors	$1,388,353	$1,377,083	$1,351,694
Truck Brokerage Carriers	996,269	884,577	871,134
Rail intermodal	136,367	133,878	122,656
Ocean cargo carriers	42,153	26,498	17,022
Air cargo carriers	14,891	19,692	15,991
Other(1)	65,036	45,549	135,259

	$2,643,069	$2,487,277	$2,513,756

Number of loads:
BCO Independent Contractors	820,680	857,200	851,880
Truck Brokerage Carriers	571,600	588,660	569,360
Rail intermodal	58,510	62,720	55,650
Ocean cargo carriers	5,380	4,620	3,680
Air cargo carriers	8,260	11,600	8,790

	1,464,430	1,524,800	1,489,360

Revenue per load:
BCO Independent Contractors	$1,692	$1,606	$1,587
Truck Brokerage Carriers	1,743	1,503	1,530
Rail intermodal	2,331	2,135	2,204
Ocean cargo carriers	7,835	5,735	4,626
Air cargo carriers	1,803	1,698	1,819

(1)	Includes premium revenue generated by the insurance segment and warehousing revenue generated by the transportation logistics segment. Also, included in the 2008 fiscal year period was $27,638 of Bus Revenue. Included in the 2007 and 2006 fiscal year periods was $8,511 and $100,655 respectively, of revenue derived from transportation services provided in support of disaster relief efforts provided under a contract between Landstar Express America, Inc. and the United States Department of Transportation/Federal Aviation Administration (the “FAA”).

Also critical to the Company’s success is its ability to secure capacity, particularly truck capacity, at rates that allow the Company to profitably transport customers’ freight. The following table summarizes available truck capacity providers as of the end of the three most recent fiscal years:

	Dec. 27,	Dec. 29,	Dec. 30,
	2008	2007	2006

BCO Independent Contractors	8,455	8,403	8,516
Truck Brokerage Carriers:
Approved and active(1)	16,135	16,053	15,247
Other approved	10,036	9,362	8,574

	26,171	25,415	23,821

Total available truck capacity providers	34,626	33,818	32,337

Number of trucks provided by BCO Independent Contractors	9,039	8,993	9,205

(1)	Active refers to Truck Brokerage Carriers who moved at least one load in the 180 days immediately preceding the fiscal year end.

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

Purchased transportation represents the amount a transportation capacity provider is paid to haul freight. The amount of purchased transportation paid to a BCO Independent Contractor is primarily based on a contractually agreed-upon percentage of revenue generated by the haul. Purchased transportation paid to a Truck Brokerage Carrier is based on either a negotiated rate for each load hauled or a contractually agreed-upon rate. Purchased transportation paid to rail intermodal, air cargo and ocean cargo carriers is based on contractually agreed-upon fixed rates. Purchased transportation paid to bus capacity providers was based on a contractually agreed-upon rate. Purchased transportation as a percentage of revenue with respect to services provided by Truck Brokerage Carriers, rail intermodal carriers, ocean cargo carriers and bus capacity providers is normally higher than that provided by BCO Independent Contractors and air cargo carriers. Purchased transportation is the largest component of costs and expenses and, on a consolidated basis, increases or decreases in proportion to the revenue generated through BCO Independent Contractors and other third party capacity providers and revenue from the insurance segment. Purchased transportation costs are recognized upon the completion of freight delivery.

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

Potential liability associated with accidents in the trucking industry is severe and occurrences are unpredictable. Landstar’s retained liability for individual commercial trucking claims varies depending on when such claims are incurred. For commercial trucking claims incurred prior to June 19, 2003 and subsequent to March 30, 2004, Landstar retains liability up to $5,000,000 per occurrence. For commercial trucking claims incurred from June 19, 2003 through March 30, 2004, Landstar retains liability up to $10,000,000 per occurrence. The Company also retains liability for each general liability claim up to $1,000,000, $250,000 for each workers’ compensation claim and $100,000 for each cargo claim. For cargo claims incurred prior to May 1, 2008, the Company retains cargo liability up to $250,000 per occurrence. The Company’s exposure to liability associated with accidents incurred by Truck Brokerage Carriers, rail intermodal carriers, air cargo carriers and ocean cargo carriers who transport freight on behalf of the Company is reduced by various factors including the extent to which they maintain their own insurance coverage. A material increase in the frequency or severity of accidents, cargo claims or workers’ compensation claims or the unfavorable development of existing claims could have a material adverse effect on Landstar’s results of operations.

Employee compensation and benefits account for over half of the Company’s selling, general and administrative costs.

Depreciation and amortization primarily relate to depreciation of trailing equipment and management information services equipment.

The following table sets forth the percentage relationships of income and expense items to revenue for the periods indicated:

	Fiscal Year
	2008	2007	2006

Revenue	100.0%	100.0%	100.0%
Investment income	0.1	0.2	0.2
Costs and expenses:
Purchased transportation	76.9	75.8	75.2
Commissions to agents	7.7	8.1	8.0
Other operating costs	1.0	1.1	1.8
Insurance and claims	1.4	2.0	1.6
Selling, general and administrative	5.2	5.0	5.3
Depreciation and amortization	0.8	0.8	0.7

Total costs and expenses	93.0	92.8	92.6

Operating income	7.1	7.4	7.6
Interest and debt expense	0.3	0.3	0.3

Income before income taxes	6.8	7.1	7.3
Income taxes	2.6	2.7	2.8

Net income	4.2%	4.4%	4.5%

Fiscal Year Ended December 27, 2008 Compared to Fiscal Year Ended December 29, 2007

Revenue for the 2008 fiscal year period was $2,643,069,000, an increase of $155,792,000, or 6.3%, compared to the 2007 fiscal year period. Revenue increased $155,805,000, or 6.4%, at the transportation logistics segment primarily due to a 13% increase in revenue hauled by Truck Brokerage Carriers, increased revenue hauled by ocean cargo carriers and increased revenue from bus capacity provided for evacuation assistance related to the storms that impacted the Gulf Coast in September 2008 (“Bus Revenue”), partially offset by lower revenue hauled by air cargo carriers. The number of loads in the 2008 period hauled by BCO Independent Contractors, Truck Brokerage Carriers, rail intermodal and air cargo carriers, decreased 4%, 3%, 7% and 29% , respectively, compared to the number of loads hauled in the 2007 period. Loads hauled by ocean cargo carriers increased 16% over the 2007 period. Revenue per load for loads hauled by BCO Independent Contractors, Truck Brokerage Carriers and rail intermodal, air cargo and ocean cargo carriers increased 5%, 16%, 9%, 6% and 37%, respectively, over the 2007 period. The increase in revenue per load hauled by Truck Brokerage Carriers and rail intermodal, air cargo and ocean cargo carriers was partly attributable to increased fuel surcharges identified separately in billings to customers in the 2008 period compared to the 2007 period. Fuel surcharges on truck brokerage revenue identified separately in billings to customers and included as a component of truck brokerage revenue were $134,230,000 and $85,256,000 in the 2008 and 2007 periods, respectively. Fuel surcharges billed to customers on revenue hauled by BCO Independent Contractors are excluded from revenue.

Investment income at the insurance segment was $3,339,000 and $5,347,000 in the 2008 and 2007 fiscal year periods, respectively. The decrease in investment income was primarily due to a decreased rate of return, attributable to a general decrease in interest rates, on investments held by the insurance segment in the 2008 period.

Purchased transportation was 76.9% and 75.8% of revenue in the 2008 and 2007 fiscal year periods, respectively. The increase in purchased transportation as a percentage of revenue was primarily attributable to increased rates of purchased transportation paid to Truck Brokerage Carriers and ocean cargo carriers, partially attributable to the increased cost of fuel in 2008, increased revenue hauled by Truck Brokerage Carriers and ocean cargo carriers, both of which tend to have a higher cost of purchased transportation, and the effect of Bus Revenue, which also had a higher rate of purchased transportation. Commissions to agents were 7.7% of revenue in the 2008 period and 8.1% of revenue in the 2007 period. The decrease in commissions to agents as a percentage of revenue was primarily attributable to decreased gross profit, revenue less the cost of purchased transportation, on revenue hauled by Truck Brokerage Carriers. Other operating costs were 1.0% and 1.1% of revenue in the 2008 and 2007 periods, respectively. The decrease in other operating costs as a percentage of revenue was primarily attributable to the effect of increased revenue hauled by Truck Brokerage Carriers and ocean cargo carriers in the 2008 fiscal year period, neither of which incur significant other operating costs, partially offset by lower gains on the sales of trailing equipment in the 2008 period compared to the 2007 period. Insurance and claims were 1.4% of revenue in the 2008 period, compared with 2.0% of revenue in the 2007 period. The decrease in insurance and claims as a percentage of revenue was primarily due to a $5,000,000 charge for the estimated cost of one severe accident that occurred during the first quarter of 2007, favorable development of prior year claims in 2008 and a lower cost of cargo claims in the 2008 period. Selling, general and administrative costs were 5.2% of revenue in the 2008 period, compared with 5.0% of revenue in the 2007 period. The increase in selling, general and administrative costs as a percentage of revenue was primarily attributable to an increased provision for bonuses under the Company’s incentive compensation programs and an increased provision for customer bad debt, partially offset by the effect of increased revenue. Depreciation and amortization was 0.8% of revenue in each of the 2008 and 2007 fiscal year periods.

Interest and debt expense was 0.3% of revenue in each of the 2008 and 2007 fiscal year periods.

The provisions for income taxes for the 2008 and 2007 fiscal year periods were based on estimated full year combined effective income tax rates of approximately 38.2% and 38.4%, respectively, which were higher than the statutory federal income tax rate primarily as a result of state taxes, the meals and entertainment exclusion and non-deductible stock compensation expense.

Net income was $110,930,000, or $2.11 per common share ($2.10 per diluted share), in the 2008 fiscal year period, compared to $109,653,000, or $2.01 per common share ($1.99 per diluted share), in the 2007 fiscal year period.

Fiscal Year Ended December 29, 2007 Compared to Fiscal Year Ended December 30, 2006

Revenue for the 2007 fiscal year period was $2,487,277,000, a decrease of $26,479,000, or 1.1%, compared to the 2006 fiscal year period. Revenue decreased $28,747,000, or 1.2%, at the transportation logistics segment primarily due to a decrease in disaster relief revenue provided under the FAA contract in fiscal year 2007 compared to fiscal year 2006. Revenue for disaster relief services provided under the FAA contract in 2007 and 2006 was $8,511,000 and $100,655,000, respectively, including trailer rental revenue of $2,235,000 and $18,778,000, respectively. Revenue hauled in the 2007 fiscal year period by BCO Independent Contractors, Truck Brokerage Carriers, rail intermodal, ocean cargo and air cargo carriers increased 2%, 2%, 9%, 56%, and 23%, respectively, compared to the 2006 fiscal year period. The number of loads in the 2007 fiscal year period hauled by BCO Independent Contractors, Truck Brokerage Carriers, rail intermodal, ocean cargo and air cargo carriers increased 1%, 3%, 13%, 26% and 32%, respectively, compared to the number of loads hauled in the 2006 fiscal year period. Revenue per load for loads hauled by BCO Independent Contractors and ocean cargo carriers in the 2007 fiscal year period increased 1% and 24%, respectively, over the 2006 fiscal year period, while revenue per load for loads hauled by Truck Brokerage Carriers, rail intermodal and air cargo carriers in the 2007 fiscal year period decreased 2%, 3% and 7%, respectively, compared to the 2006 fiscal year period.

Investment income at the insurance segment was $5,347,000 and $4,250,000 in the 2007 and 2006 fiscal year periods, respectively. The increase in investment income was primarily due to an increased rate of return, attributable to a general increase in interest rates, on investments held by the insurance segment and an increase in average investments held at the insurance segment.

Purchased transportation was 75.8% of revenue in 2007 compared with 75.2% in 2006. The increase in purchased transportation as a percentage of revenue was primarily attributable to the effect of decreased revenue under the FAA contract, which tends to have a lower cost of purchased transportation, and increased rates for purchased transportation paid to rail intermodal carriers, partially offset by decreased rates for purchased transportation paid to Truck Brokerage Carriers. Commissions to agents were 8.1% of revenue in 2007 and 8.0% of revenue in 2006. The increase in commissions to agents as a percentage of revenue was primarily attributable to decreased revenue for disaster relief services provided under the FAA contract, which tends to have a lower agent commission rate, and increased commissions to agents primarily attributable to increased gross profit on revenue hauled by Truck Brokerage Carriers. Other operating costs were 1.1% of revenue in 2007 and 1.8% of revenue in 2006. The decrease in other operating costs as a percentage of revenue was primarily attributable to reduced trailer rental costs incurred in support of disaster relief services under the FAA contract. Insurance and claims were 2.0% of revenue in 2007 and 1.6% of revenue in 2006. The increase in insurance and claims as a percentage of revenue was primarily attributable to a $5,000,000 charge for the estimated cost of one severe accident that occurred during the first quarter of 2007 and increased cargo claims expense in 2007. Selling, general and administrative costs were 5.0% of revenue in 2007 and 5.3% in 2006. The decrease in selling, general and administrative costs as a percentage of revenue was primarily attributable to a decreased provision for bonuses under the Company’s incentive compensation programs. Depreciation and amortization was 0.8% of revenue in 2007 and 0.7% of revenue in 2006. The increase in depreciation and amortization as a percentage of revenue was primarily due to an increase in Company-owned trailing equipment.

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

Capital Resources and Liquidity

Shareholders’ equity was $253,136,000, or 65% of total capitalization (defined as total debt plus equity), at December 27, 2008, compared with $180,786,000, or 52% of total capitalization, at December 29, 2007. The increase in shareholders’ equity was primarily a result of net income and the effect of the exercises of stock options during the period, partially offset by the purchase of 1,303,778 shares of the Company’s common stock at a total cost of $51,576,000 and dividends paid. The Company paid $0.155 per share, or $8,136,000, in cash dividends during 2008. It is the intention of the Board of Directors to continue to pay a quarterly dividend. As of December 27, 2008, the Company may purchase an additional 1,430,623 shares of its common stock under its authorized stock purchase program. Long-term debt including current maturities was $136,445,000 at December 27, 2008, compared to $164,753,000 at December 29, 2007.

Working capital and the ratio of current assets to current liabilities were $238,817,000 and 2.0 to 1, respectively, at December 27, 2008, compared with $184,078,000 and 1.7 to 1, respectively, at December 29, 2007. Landstar has historically operated with current ratios within the range of 1.5 to 1 to 2.0 to 1. Cash provided by operating activities was $119,689,000 in 2008 compared with cash provided by operating activities of $140,608,000 in 2007. The decrease in cash flow provided by operating activities was primarily attributable to the timing of collections of trade receivables.

On June 27, 2008, Landstar entered into a credit agreement with a syndicate of banks and JPMorgan Chase Bank, N.A., as administrative agent (the “Credit Agreement”). The Credit Agreement, which expires on June 27, 2013, provides $225,000,000 of borrowing capacity in the form of a revolving credit facility, $75,000,000 of which may be utilized in the form of letter of credit guarantees. The initial borrowing of $67,000,000 under the Credit Agreement was used to refinance $67,000,000 of outstanding borrowings under the prior credit agreement, which was terminated in connection with entering into the Credit Agreement.

The Credit Agreement contains a number of covenants that limit, among other things, the incurrence of additional indebtedness. The Company is required to, among other things, maintain a minimum Fixed Charge Coverage Ratio, as defined in the Credit Agreement, and maintain a Leverage Ratio, as defined in the Credit Agreement, below a specified maximum. The Credit Agreement provides for a restriction on cash dividends and other distributions to stockholders on the Company’s capital stock to the extent there is a default under the Credit Agreement. In addition, the Credit Agreement under certain circumstances limits the amount of such cash dividends and other distributions to stockholders in the event that after giving effect to any payment made to effect such cash dividend or other distribution, the Leverage Ratio would exceed 2.5 to 1 on a pro forma basis as of the end of the Company’s most recently completed fiscal quarter. The Credit Agreement provides for an event of default in the event, among other things, that a person or group acquires 25% or more of the outstanding capital stock of the Company or obtains power to elect a majority of the Company’s directors. None of these covenants are presently considered by management to be materially restrictive to the Company’s operations, capital resources or liquidity. The Company is currently in compliance with all of the debt covenants under the Credit Agreement.

At December 27, 2008, the Company had $70,000,000 in borrowings outstanding and $28,032,000 of letters of credit outstanding under the Credit Agreement. At December 27, 2008, there was $126,968,000 available for future borrowings under the Credit Agreement. In addition, the Company has $44,545,000 in letters of credit outstanding, as collateral for insurance claims, that are secured by investments and cash equivalents totaling $46,189,000. Investments, all of which are carried at fair value, consist of investment-grade bonds having maturities of up to five years. Fair value of investments is based primarily on quoted market prices.

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

During 2008, 2007 and 2006, the Company purchased $8,289,000, $6,514,000 and $4,173,000, respectively, of operating property and acquired $4,802,000, $36,046,000 and $36,594,000, respectively, of trailing equipment by entering into capital leases. Prior to 2003, the Company historically funded its acquisition of Company provided fixed cost trailing equipment using capital leases. During 2004 and 2003, the Company acquired van trailing equipment under a long-term operating lease at a fixed monthly rental price per trailer. During 2009, Landstar anticipates purchasing approximately $10,000,000 of the trailing equipment that has been operated under a previously existing operating lease that is set to expire in 2009. In addition, Landstar anticipates purchasing approximately $12,000,000 in operating property, primarily new trailing equipment to replace older trailing equipment, and information technology equipment during fiscal year 2009 either by purchase or lease financing. The Company does not currently anticipate any other significant capital requirements in 2009.

Since January 1997, the Company has purchased $816,386,000 of its common stock under programs authorized by the Board of Directors of the Company in open market and private block transactions. The Company has used cash provided by operating activities and borrowings on the Company’s revolving credit facilities to fund the purchases.

Management believes that cash flow from operations combined with the Company’s borrowing capacity under the Credit Agreement will be adequate to meet Landstar’s debt service requirement, fund continued growth, both internal and through acquisitions, pay dividends, complete the authorized share purchase program and meet working capital needs.

Contractual Obligations and Commitments

At December 27, 2008, the Company’s obligations and commitments to make future payments under contracts, such as debt and lease agreements, were as follows (in thousands):

	Payments Due by Period
		Less than	1-3	4-5	More than
Contractual Obligation	Total	1 Year	Years	Years	5 Years

Long-term debt	$70,000			$70,000
Capital lease obligations	71,912	$27,591	$38,024	6,297
Operating leases	16,031	4,338	5,640	4,187	$1,866

	$157,943	$31,929	$43,664	$80,484	$1,866

Long-term debt represents borrowings under the Credit Agreement and does not include interest. Capital lease obligations above include $5,467,000 of imputed interest. Operating leases include $11,866,000 related to the Company’s main office facility located in Jacksonville, Florida.

At December 27, 2008, the Company has gross unrecognized tax benefits of $16,110,000. This amount is excluded from the table above as the Company cannot reasonably estimate the period of cash settlement with the respective taxing authorities.

Off-Balance Sheet Arrangements

As of December 27, 2008, the Company had no off-balance sheet arrangements, other than operating leases as disclosed in the table of Contractual Obligations and Commitments above, that have or are reasonably likely to have a current or future material effect on the Company’s financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

Legal Matters

As further described in periodic and current reports previously filed by the Company with the Securities and Exchange Commission, the Company and certain of its subsidiaries (the “Defendants”) are defendants in a suit (the “Litigation”) brought in the United States District Court for the Middle District of Florida (the “District Court”) by the Owner-Operator Independent Drivers Association, Inc. (“OOIDA”) and four former

BCO Independent Contractors (the “Named Plaintiffs” and, with OOIDA, the “Plaintiffs”) on behalf of all independent contractors who provide truck capacity to the Company and its subsidiaries under exclusive lease arrangements (the “BCO Independent Contractors”). The Plaintiffs allege that certain aspects of the Company’s motor carrier leases and related practices with its BCO Independent Contractors violate certain federal leasing regulations and seek injunctive relief, an unspecified amount of damages and attorneys’ fees.

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

However, the ruling of the Appellate Court reversed the District Court’s rulings (i) that an old version of the lease formerly used by Defendants but not in use with any current BCO Independent Contractor complied with applicable disclosure requirements under the federal leasing regulations with respect to adjustments to compensation payable to BCO Independent Contractors on certain loads sourced from the U.S. Dept. of Defense, and (ii) that the Defendants had provided sufficient documentation to BCO Independent Contractors under the applicable federal leasing regulations relating to how the component elements of Charge-back Deductions were computed. The Appellate Court then remanded the case to the District Court to permit the Plaintiffs to seek injunctive relief with respect to these violations of the federal leasing regulations and to hold an evidentiary hearing to give the Named Plaintiffs an opportunity to produce evidence of any damages they actually sustained as a result of such violations.

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

Critical Accounting Policies and Estimates

The allowance for doubtful accounts for both trade and other receivables represents management’s estimate of the amount of outstanding receivables that will not be collected. Historically, management’s estimates for uncollectible receivables have been materially correct. During 2008, the Company experienced a higher level of customer bad debt expense than experienced in any of the previous five years. Management believes this resulted from the difficult economic environment experienced by the Company’s customers. Although management believes the amount of the allowance for both trade and other receivables at December 27, 2008 is appropriate, a prolonged period of low or no economic growth may adversely affect the collection of these receivables. Conversely, a more robust economic environment may result in the realization of some portion of the estimated uncollectible receivables.

Landstar provides for the estimated costs of self-insured claims primarily on an actuarial basis. The amount recorded for the estimated liability for claims incurred is based upon the facts and circumstances known on the applicable balance sheet date. The ultimate resolution of these claims may be for an amount greater or less than the amount estimated by management. The Company continually revises its existing claim estimates as new or revised information becomes available on the status of each claim. Historically, the Company has experienced both favorable and unfavorable development of prior year claims estimates. During fiscal years 2008, 2007 and 2006, insurance and claims costs included $9,968,000, $8,296,000 and $7,739,000, respectively, of favorable adjustments to prior years claims estimates. It is reasonably likely that the ultimate outcome of settling all outstanding claims will be more or less than the estimated claims reserve at December 27, 2008.

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

Borrowings under the Credit Agreement bear interest at rates equal to, at the option of the Company, either (i) the greater of (a) the prime rate as publicly announced from time to time by JPMorgan Chase Bank, N.A. and (b) the federal funds effective rate plus .5%, or, (ii) the rate at the time offered to JPMorgan Chase Bank, N.A. in the Eurodollar market for amounts and periods comparable to the relevant loan plus, in either case, a margin that is determined based on the level of the Company’s Leverage Ratio, as defined in the Credit Agreement. As of December 27, 2008, the weighted average interest rate on borrowings outstanding was 2.63%. During the fourth quarter of 2008, the average outstanding balance under the Credit Agreement was approximately $84,500,000. Based on the borrowing rates in the Credit Agreement and the repayment terms, the fair value of the outstanding borrowings as of December 27, 2008 was estimated to approximate carrying value. Assuming that debt levels on the Credit Agreement remain at $70,000,000, the balance at December 27, 2008, a hypothetical increase of 100 basis points in current rates provided for under the Credit Agreement is estimated to result in an increase in interest expense of $700,000 on an annualized basis.

All amounts outstanding under the Credit Agreement are payable on June 27, 2013, the expiration date of the Credit Agreement.

Long-term investments, all of which are available-for-sale, consist of investment-grade bonds having maturities of up to five years. Assuming that the long-term portion of investments in bonds remains at $14,431,000, the balance at December 27, 2008, a hypothetical increase or decrease in interest rates of 100 basis points would not have a material impact on future earnings on an annualized basis. Short-term investments consist of short-term investment-grade instruments and the current maturities of investment-grade bonds. Accordingly, any future interest rate risk on these short-term investments would not be material.

Assets and liabilities of the Company’s Canadian operation are translated from their functional currency to U.S. dollars using exchange rates in effect at the balance sheet date and revenue and expense accounts are translated at average monthly exchange rates during the period. Adjustments resulting from the translation process are included in accumulated other comprehensive income. Transactional gains and losses arising from receivable and payable balances, including intercompany balances, in the normal course of business that are denominated in a currency other than the functional currency of the operation are recorded in the statements of income when they occur. The net assets held at Landstar’s Canadian subsidiary at December 27, 2008 was, as translated to U.S. dollars, less than 1% of total consolidated net assets. Accordingly, any translation gain or loss related to the Canadian operation would not be material.

Item 8.	Financial Statements and Supplementary Data

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	Dec. 27,	Dec. 29,
	2008	2007

ASSETS
Current Assets
Cash and cash equivalents	$98,904	$60,750
Short-term investments	23,479	22,921
Trade accounts receivable, less allowance of $6,230 and $4,469	315,065	310,258
Other receivables, including advances to independent contractors, less allowance of $4,298 and $4,792	10,083	11,170
Deferred income taxes and other current assets	27,871	28,554

Total current assets	475,402	433,653

Operating property, less accumulated depreciation and amortization of $106,635 and $88,284	124,178	132,369
Goodwill	31,134	31,134
Other assets	32,816	31,845

Total assets	$663,530	$629,001

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Cash overdraft	$32,065	$25,769
Accounts payable	105,882	117,122
Current maturities of long-term debt	24,693	23,155
Insurance claims	23,545	28,163
Accrued income taxes	12,239	14,865
Other current liabilities	38,161	40,501

Total current liabilities	236,585	249,575

Long-term debt, excluding current maturities	111,752	141,598
Insurance claims	38,278	37,631
Deferred income taxes	23,779	19,411
Shareholders’ Equity
Common stock, $0.01 par value, authorized 160,000,000 shares, issued 66,109,547 and 65,630,383 shares	661	656
Additional paid-in capital	154,533	132,788
Retained earnings	704,331	601,537
Cost of 14,424,887 and 13,121,109 shares of common stock in treasury	(605,828)	(554,252)
Accumulated other comprehensive income (loss)	(561)	57

Total shareholders’ equity	253,136	180,786

Total liabilities and shareholders’ equity	$663,530	$629,001

See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share amounts)

	Fiscal Years Ended
	Dec. 27,	Dec. 29,	Dec. 30,
	2008	2007	2006

Revenue	$2,643,069	$2,487,277	$2,513,756
Investment income	3,339	5,347	4,250
Costs and expenses:
Purchased transportation	2,033,384	1,884,207	1,890,755
Commissions to agents	203,058	200,630	199,775
Other operating costs	28,033	28,997	45,700
Insurance and claims	36,374	49,832	39,522
Selling, general and administrative	137,758	125,177	134,239
Depreciation and amortization	20,960	19,088	16,796

Total costs and expenses	2,459,567	2,307,931	2,326,787

Operating income	186,841	184,693	191,219
Interest and debt expense	7,351	6,685	6,821

Income before income taxes	179,490	178,008	184,398
Income taxes	68,560	68,355	71,313

Net income	$110,930	$109,653	$113,085

Earnings per common share	$2.11	$2.01	$1.95

Diluted earnings per share	$2.10	$1.99	$1.93

Average number of shares outstanding:
Earnings per common share	52,503,000	54,681,000	57,854,000

Diluted earnings per share	52,854,000	55,156,000	58,654,000

Dividends paid per common share	$0.155	$0.135	$0.110

See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Fiscal Years Ended
	Dec. 27,	Dec. 29,	Dec. 30,
	2008	2007	2006

OPERATING ACTIVITIES
Net income	$110,930	$109,653	$113,085
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of operating property	20,960	19,088	16,796
Non-cash interest charges	196	174	174
Provisions for losses on trade and other accounts receivable	6,937	4,100	5,349
Losses (gains) on sales and disposals of operating property, net	176	(1,648)	(475)
Deferred income taxes, net	3,873	521	3,297
Stock-based compensation	6,636	7,610	6,908
Director compensation paid in common stock	634	678	265
Changes in operating assets and liabilities:
Decrease (increase) in trade and other accounts receivable	(10,657)	7,653	207,128
Decrease (increase) in other assets	28	(3,207)	(7,761)
Decrease in accounts payable	(11,240)	(5,191)	(42,196)
Decrease in other liabilities	(4,813)	(3,147)	(6,145)
Increase (decrease) in insurance claims	(3,971)	4,324	(4,257)

NET CASH PROVIDED BY OPERATING ACTIVITIES	119,689	140,608	292,168

INVESTING ACTIVITIES
Net change in other short-term investments	(7,887)	3,272	(4,462)
Sales and maturities of investments	13,801	44,224	42,334
Purchases of investments	(6,921)	(48,266)	(41,239)
Purchases of operating property	(8,289)	(6,514)	(4,173)
Proceeds from sales of operating property	146	3,708	2,620

NET CASH USED BY INVESTING ACTIVITIES	(9,150)	(3,576)	(4,920)

FINANCING ACTIVITIES
Increase (decrease) in cash overdraft	6,296	334	(4,394)
Proceeds from repayment of note receivable arising from exercise of stock options	—	—	47
Dividends paid	(8,136)	(7,389)	(6,361)
Proceeds from exercises of stock options	12,249	12,862	10,533
Excess tax benefit on stock option exercises	2,231	3,624	5,758
Borrowings on revolving credit facility	87,000	58,000	5,000
Purchases of common stock	(51,576)	(176,590)	(156,492)
Principal payments on long-term debt and capital lease obligations	(120,110)	(58,614)	(79,246)

NET CASH USED BY FINANCING ACTIVITIES	(72,046)	(167,773)	(225,155)

Effect of exchange rate changes on cash and cash equivalents	(339)	—	—

Increase (decrease) in cash and cash equivalents	38,154	(30,741)	62,093
Cash and cash equivalents at beginning of period	60,750	91,491	29,398

Cash and cash equivalents at end of period	$98,904	$60,750	$91,491

See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Fiscal Years Ended December 27, 2008,
December 29, 2007 and December 30, 2006
(Dollars in thousands)

								Note
								Receivable
								Arising
							Accumulated	from
			Additional		Treasury		Other	Exercise
	Common Stock		Paid-In	Retained	Stock at Cost		Comprehensive	of Stock
	Shares	Amount	Capital	Earnings	Shares	Amount	Income (Loss)	Options	Total

Balance December 31, 2005	64,151,902	$642	$84,532	$392,549	5,344,883	$(221,776)	$(211)	$(47)	$255,689
Net income				113,085					113,085
Dividends paid ($0.110 per share)				(6,361)					(6,361)
Purchases of common stock					3,697,726	(156,492)			(156,492)
Exercises of stock options, including excess tax benefit	835,241	8	16,283						16,291
Director compensation paid in common stock	6,000		265						265
Stock-based compensation expense			6,908						6,908
Repayment of note receivable arising from exercise of stock options								47	47
Incentive compensation paid in common stock			32		(14,600)	606			638
Unrealized gain on available-for-sale investments, net of income taxes							204		204

Balance December 30, 2006	64,993,143	650	108,020	499,273	9,028,009	(377,662)	(7)	0	230,274
Net income				109,653					109,653
Dividends paid ($0.135 per share)				(7,389)					(7,389)
Purchases of common stock					4,093,100	(176,590)			(176,590)
Exercises of stock options, including excess tax benefit	623,663	6	16,480						16,486
Director compensation paid in common stock	13,577		678						678
Stock-based compensation expense			7,610						7,610
Unrealized gain on available-for-sale investments, net of income taxes							64		64

Balance December 29, 2007	65,630,383	656	132,788	601,537	13,121,109	(554,252)	57	0	180,786
Net income				110,930					110,930
Dividends paid ($0.155 per share)				(8,136)					(8,136)
Purchases of common stock					1,303,778	(51,576)			(51,576)
Exercises of stock options, including excess tax benefit	467,164	5	14,475						14,480
Director compensation paid in common stock	12,000		634						634
Stock-based compensation expense			6,636						6,636
Foreign currency translation adjustments							(339)		(339)
Unrealized loss on available-for-sale investments, net of income taxes							(279)		(279)

Balance December 27, 2008	66,109,547	$661	$154,533	$704,331	14,424,887	$(605,828)	$(561)	$0	$253,136

See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Significant Accounting Policies

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

Revenue Recognition

The Company is the primary obligor with respect to freight delivery and assumes the related credit risk. Accordingly, transportation revenue and the related direct freight expenses of the transportation logistics segment are recognized on a gross basis upon completion of freight delivery. Insurance premiums of the insurance segment are recognized over the period earned, which is usually on a monthly basis. Fuel surcharges billed to customers for freight hauled by independent contractors who provide truck capacity to the Company under exclusive lease arrangements (the “BCO Independent Contractors”) are excluded from revenue and paid in their entirety to the BCO Independent Contractors.

Insurance Claim Costs

Landstar provides, primarily on an actuarially determined basis, for the estimated costs of cargo, property, casualty, general liability and workers’ compensation claims both reported and for claims incurred but not reported. Landstar retains liability for individual commercial trucking claims incurred prior to June 19, 2003 or subsequent to March 30, 2004, up to $5,000,000 per occurrence. For commercial trucking claims incurred from June 19, 2003 through March 30, 2004, Landstar retains liability up to $10,000,000 per occurrence. The Company also retains liability for each general liability claim up to $1,000,000, $250,000 for each workers’ compensation claim and $100,000 for each cargo claim. For cargo claims incurred prior to May 1, 2008 the Company retains cargo liability up to $250,000.

Tires

Tires purchased as part of trailing equipment are capitalized as part of the cost of the equipment. Replacement tires are charged to expense when placed in service.

Cash and Cash Equivalents

Included in cash and cash equivalents are all investments, except those provided for collateral, with an original maturity of 3 months or less.

Investments

Investments, all of which are available-for-sale, consist of investment-grade bonds having maturities of up to five years. Investments are carried at fair value, with unrealized gains and losses, net of related income taxes, reported as accumulated other comprehensive income. Short-term investments include $2,003,000 in current maturities of investment-grade bonds and $21,476,000 of cash equivalents held by the Company’s insurance segment at December 27, 2008. These short-term investments together with $14,431,000 of the non-current portion of investment-grade bonds and $8,279,000 of cash equivalents included in other assets at

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 27, 2008, provide collateral for the $44,545,000 of letters of credit issued to guarantee payment of insurance claims. Based upon quoted market prices, the unrealized loss on the investment-grade bonds was $343,000 at December 27, 2008 and the unrealized gain on the investment-grade bonds was $88,000 at December 29, 2007.

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

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company adopted FIN 48 on December 31, 2006.

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

The following table provides a reconciliation of the average number of common shares outstanding used to calculate earnings per share to the average number of common shares and common share equivalents outstanding used to calculate diluted earnings per share (in thousands):

	Fiscal Year
	2008	2007	2006

Average number of common shares outstanding	52,503	54,681	57,854
Incremental shares from assumed exercises of stock options	351	475	800

Average number of common shares and common share equivalents outstanding	52,854	55,156	58,654

For the fiscal years ended December 27, 2008, December 29, 2007 and December 30, 2006, there were 90,000, 9,000 and 5,000 options outstanding, respectively, to purchase shares of common stock excluded from the calculation of diluted earnings per share because they were antidilutive.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Share-Based Payments

The Company estimates the fair value of stock option awards on the date of grant using the Black-Scholes pricing model and recognizes compensation cost for stock option awards expected to vest on a straight line basis over the requisite service period for the entire award. Forfeitures are estimated at grant date based on historical experience and anticipated employee turnover.

Foreign Currency Translation

Assets and liabilities of the Company’s Canadian operation are translated from their functional currency to U.S. dollars using exchange rates in effect at the balance sheet date and revenue and expense accounts are translated at average monthly exchange rates during the period. Adjustments resulting from the translation process are included in accumulated other comprehensive income. Transactional gains and losses arising from receivable and payable balances, including intercompany balances, in the normal course of business that are denominated in a currency other than the functional currency of the operation are recorded in the statements of income when they occur.

(2)	Comprehensive Income

The following table includes the components of comprehensive income for the fiscal years ended December 27, 2008, December 29, 2007 and December 30, 2006 (in thousands):

	Fiscal Year
	2008	2007	2006

Net income	$110,930	$109,653	$113,085
Unrealized holding gains/(losses) on available-for-sale investments, net of income taxes	(279)	64	204
Foreign currency translation loss	(339)

Comprehensive income	$110,312	$109,717	$113,289

The unrealized holding loss on available-for-sale investments during 2008 represents the mark-to-market adjustment of $431,000 net of related income taxes of $152,000. The unrealized holding gain on available-for-sale investments during 2007 represents the mark-to-market adjustment of $99,000 net of related income taxes of $35,000. The unrealized holding gain on available-for-sale investments during 2006 represents the mark-to-market adjustment of $316,000 net of related income taxes of $112,000. The foreign currency translation loss during 2008 represents unrealized net loss on the translation of the financial statements of the Company’s Canadian operations.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(3)	Income Taxes

The provisions for income taxes consisted of the following (in thousands):

	Fiscal Year
	2008	2007	2006

Current:
Federal	$57,249	$61,266	$60,599
State	6,267	6,568	7,417
Canadian	1,171	0	0

	64,687	67,834	68,016

Deferred:
Federal	3,438	296	2,650
State	435	225	647

	3,873	521	3,297

Income taxes	$68,560	$68,355	$71,313

Temporary differences and carryforwards which gave rise to deferred tax assets and liabilities consisted of the following (in thousands):

	Dec. 27,	Dec. 29,
	2008	2007

Deferred tax assets:
Receivable valuations	$5,401	$3,927
Share-based payments	5,050	4,554
Self-insured claims	6,782	7,358
Other	2,807	3,201

	$20,040	$19,040

Deferred tax liabilities:
Operating property	$25,758	$21,273
Other	5,897	5,509

	$31,655	$26,782

Net deferred tax liability	$11,615	$7,742

The following table summarizes the differences between income taxes calculated at the federal income tax rate of 35% on income before income taxes and the provisions for income taxes (in thousands):

	Fiscal Year
	2008	2007	2006

Income taxes at federal income tax rate	$62,822	$62,303	$64,539
State income taxes, net of federal income tax benefit	4,356	4,415	5,234
Meals and entertainment exclusion	493	802	720
Share-based payments	515	598	443
Other, net	374	237	377

Income taxes	$68,560	$68,355	$71,313

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 27, 2008, the Company had $12,021,000 of net unrecognized tax benefits representing the provision for the uncertainty of certain tax positions plus a component of interest and penalties. The implementation of FIN 48 did not have a significant impact on the provision for unrecognized tax benefits as of December 31, 2006. Estimated interest and penalties on the provision for the uncertainty of certain tax positions is included in income tax expense. At December 27, 2008 there was $6,186,000 accrued for estimated interest and penalties related to the uncertainty of certain tax positions. During fiscal year 2008, the Company recognized $145,000 of benefit for estimated interest and penalties related to the uncertainty of certain tax positions. The Company does not currently anticipate any significant increase or decrease to the unrecognized tax benefit during 2009.

The Company files a consolidated U.S. federal income tax return. The Company or its subsidiaries file state tax returns in the majority of the U.S. state tax jurisdictions. With few exceptions, the Company and its subsidiaries are no longer subject to U.S. federal or state income tax examinations by tax authorities for years prior to 2004. In addition, the Internal Revenue Service recently completed an audit of the Company’s federal income tax return for the year 2005. At the end of 2007, the Company formed a wholly owned Canadian subsidiary, Landstar Canada, Inc. which is subject to Canadian income and other taxes.

The following table summarizes the rollforward of the total amounts of gross unrecognized tax benefits (in thousands) for fiscal years 2008 and 2007:

	Fiscal Year
	2008	2007

Gross unrecognized tax benefits — beginning of the year	$16,401	$15,175
Gross increases related to current year tax positions	2,161	2,036
Gross increases related to prior year tax positions	1,759	1,957
Gross decreases related to prior year tax positions	(1,163)	(1,511)
Settlements	(352)	0
Lapse of statute of limitations	(2,696)	(1,256)

Gross unrecognized tax benefits — end of the year	$16,110	$16,401

Landstar paid income taxes of $63,712,000 in 2008, $64,366,000 in 2007 and $67,062,000 in 2006.

(4)	Operating Property

Operating property is summarized as follows (in thousands):

	Dec. 27,	Dec. 29,
	2008	2007

Land	$1,921	$1,921
Leasehold improvements	9,654	9,384
Buildings and improvements	8,206	8,181
Trailing equipment	173,254	167,207
Other equipment	37,778	33,960

	230,813	220,653
Less accumulated depreciation and amortization	106,635	88,284

	$124,178	$132,369

Included above is $123,733,000 in 2008 and $132,456,000 in 2007 of operating property under capital leases, $88,054,000 and $102,680,000, respectively, net of accumulated amortization. Landstar acquired

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

operating property by entering into capital leases in the amount of $4,802,000 in 2008, $36,046,000 in 2007 and $36,594,000 in 2006.

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

The expense for the Company-sponsored defined contribution plan included in selling, general and administrative expense was $1,571,000 in 2008, $1,461,000 in 2007 and $1,367,000 in 2006.

(6)	Debt

Long-term debt is summarized as follows (in thousands):

	Dec. 27,	Dec. 29,
	2008	2007

Capital leases	$66,445	$84,753
Revolving credit facility	70,000	80,000

	136,445	164,753
Less current maturities	24,693	23,155

Total long-term debt	$111,752	$141,598

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

Borrowings under the Credit Agreement bear interest at rates equal to, at the option of the Company, either (i) the greater of (a) the prime rate as publicly announced from time to time by JPMorgan Chase Bank, N.A. and (b) the federal funds effective rate plus 0.5%, or, (ii) the rate at the time offered to JPMorgan Chase Bank, N.A. in the Eurodollar market for amounts and periods comparable to the relevant loan plus, in either case, a margin that is determined based on the level of the Company’s Leverage Ratio, as defined in the Credit Agreement. The unused portion of the revolving credit facility under the Credit Agreement carries a commitment fee determined based on the level of the Leverage Ratio, as therein defined. The commitment fee for the unused portion of the revolving credit facility under the Credit Agreement ranges from .175% to .350%, based on achieving certain levels of the Leverage Ratio. As of December 27, 2008, the weighted average interest rate on borrowings outstanding was 2.63%.

The Credit Agreement contains a number of covenants that limit, among other things, the incurrence of additional indebtedness. The Company is required to, among other things, maintain a minimum Fixed Charge Coverage Ratio, as defined in the Credit Agreement, and maintain a Leverage Ratio below a specified maximum. The Credit Agreement provides for a restriction on cash dividends and other distributions to stockholders on the Company’s capital stock to the extent there is a default under the Credit Agreement. In addition, the Credit Agreement under certain circumstances limits the amount of such cash dividends and other

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

distributions to stockholders in the event that after giving effect to any payment made to effect cash dividend or other distribution, the Leverage Ratio would exceed 2.5 to 1 on a pro forma basis as of the end of the Company’s most recently completed fiscal quarter. The Credit Agreement provides for an event of default in the event, among other things, that a person or group acquires 25% or more of the outstanding capital stock of the Company or obtains power to elect a majority of the Company’s directors. None of these covenants are presently considered by management to be materially restrictive to the Company’s operations, capital resources or liquidity. The Company is currently in compliance with all of the debt covenants under the Credit Agreement.

Landstar paid interest of $7,904,000 in 2008, $7,518,000 in 2007 and $8,135,000 in 2006.

(7)	Leases

The future minimum lease payments under all noncancelable leases at December 27, 2008, principally for trailing equipment and the Company’s headquarters facility in Jacksonville, Florida, are shown in the following table (in thousands):

	Capital	Operating
	Leases	Leases

2009	$27,591	$4,338
2010	22,177	3,275
2011	15,847	2,365
2012	5,993	2,123
2013	304	2,064
Thereafter		1,866

	71,912	$16,031

Less amount representing interest (3.9% to 5.9)%	5,467

Present value of minimum lease payments	$66,445

Total rent expense, net of sublease income, was $5,744,000 in 2008, $9,893,000 in 2007 and $27,624,000 in 2006.

(8)	Share-Based Payment Arrangements

Employee and Director Stock Option Plans

As of December 27, 2008, the Company had two employee stock option plans and one stock option plan for members of its Board of Directors (the “Plans”). Amounts recognized in the financial statements with respect to these Plans are as follows (in thousands):

	Fiscal Years
	Dec. 27,	Dec. 29,	Dec. 30,
	2008	2007	2006

Total cost of the Plans during the period	$6,636	$7,610	$6,908
Amount of related income tax benefit recognized during the period	1,973	2,187	2,169

Net cost of the Plans during the period	$4,663	$5,423	$4,739

Under the 1993 Stock Option Plan, as amended, the Compensation Committee of the Board of Directors was authorized to grant options to Company employees to purchase up to 4,460,000 shares of common stock. Under the 2002 Employee Stock Option Plan, the Compensation Committee of the Board of Directors is

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Options granted under the Plans generally become exercisable in either three or five equal annual installments commencing on the first anniversary of the date of grant or 100% in periods ranging from the third up to the fifth anniversary from the date of grant, subject to acceleration in certain circumstances. All options granted under the Plans expire on the tenth anniversary of the date of grant. Under the Plans, the exercise price of each option equals the fair market value of the Company’s common stock on the date of grant. As of December 27, 2008, there were 5,372,544 shares of the Company’s common stock reserved for issuance upon exercise of options granted and to be granted under the Plans.

The fair value of each option grant on its grant date was calculated using the Black-Scholes option pricing model with the following weighted average assumptions for grants made in 2008, 2007 and 2006:

	2008	2007	2006

Expected volatility	33.0%	33.0%	34.0%
Expected dividend yield	0.375%	0.300%	0.300%
Risk-free interest rate	3.00%	4.75%	4.75%
Expected lives (in years)	4.1	4.2	4.5

The Company utilizes historical data, including exercise patterns and employee departure behavior, in estimating the term options will be outstanding. Expected volatility was based on historical volatility and other factors, such as expected changes in volatility arising from planned changes to the Company’s business, if any. The risk-free interest rate was based on the yield of zero coupon U.S. Treasury bonds for terms that approximated the terms of the options granted. The weighted average grant date fair value of stock options granted during 2008, 2007 and 2006 was $12.60, $14.26 and $15.33, respectively.

The total intrinsic value of stock options exercised during 2008, 2007 and 2006 was $11,587,000, $16,616,000 and $26,411,000, respectively. At December 27, 2008, the total intrinsic value of stock options outstanding was $1,104,000. At December 27, 2008, the total intrinsic value of options outstanding and exercisable was $4,246,000.

As of December 27, 2008, there was $11,469,000 of total unrecognized compensation cost related to non-vested stock options granted under the Plans. The compensation cost related to these non-vested options is expected to be recognized over a weighted average period of 3.4 years.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Information regarding the Company’s stock option plans is as follows:

	Options Outstanding		Options Exercisable
		Weighted Average		Weighted Average
		Exercise Price		Exercise Price
	Shares	per Share	Shares	per Share

Options at December 31, 2005	2,794,652	$19.07	855,816	$10.37
Granted	650,000	$43.61
Exercised	(835,241)	$12.61
Forfeited	(42,840)	$21.14

Options at December 30, 2006	2,566,571	$27.35	779,739	$16.29
Granted	275,500	$43.00
Exercised	(623,663)	$20.62
Forfeited	(19,100)	$39.73

Options at December 29, 2007	2,199,308	$31.11	747,626	$24.73
Granted	777,500	$42.30
Exercised	(467,164)	$26.22
Forfeited	(4,000)	$44.63

Options at December 27, 2008	2,505,644	$35.47	822,211	$30.75

The following tables summarize stock options outstanding and exercisable at December 27, 2008:

	Options Outstanding
	Number	Weighted Average	Weighted Average
	Outstanding	Remaining Contractual	Exercise Price
Range of Exercise Prices Per Share	Dec. 27, 2008	Life (Years)	per Share

$ 8.08 - $10.00	129,800	2.4	$8.18
$10.01 - $15.00	131,696	3.9	$13.68
$15.01 - $25.00	236,000	5.0	$19.25
$25.01 - $35.00	270,001	5.8	$29.60
$35.01 - $40.00	236,667	6.5	$37.56
$40.01 - $44.00	1,218,480	8.2	$42.43
$44.01 - $48.15	283,000	8.4	$45.54

	2,505,644	7.0	$35.47

	Options Exercisable
	Number	Weighted Average
	Exercisable	Exercise Price
Range of Exercise Prices Per Share	Dec. 27, 2008	per Share

$ 8.08 - $10.00	129,800	$8.18
$10.01 - $15.00	131,696	$13.68
$15.01 - $25.00	4,000	$20.21
$25.01 - $35.00	80,001	$32.77
$35.01 - $40.00	177,667	$37.32
$40.01 - $44.00	256,047	$43.65
$44.01 - $46.83	43,000	$44.37

	822,211	$30.75

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Directors’ Stock Compensation Plan

Under the Directors’ Stock Compensation Plan, outside members of the Board of Directors who are elected or re-elected to the Board receive 6,000 shares of common stock of the Company, subject to certain restrictions including restrictions on transfer. The Company issued 12,000, 13,577 and 6,000, respectively, shares of the Company’s common stock to members of the Board of Directors upon such members’ re-election at the 2008, 2007 and 2006 annual stockholders’ meetings. During 2008, 2007 and 2006, the Company reported $634,000, $678,000 and $265,000, respectively, in compensation expense representing the fair market value of these share awards. As of December 27, 2008, there were 138,423 shares of the Company’s common stock reserved for issuance upon the grant of common stock under the Directors’ Stock Compensation Plan.

(9)	Shareholders’ Equity

On August 27, 2007, Landstar System, Inc. announced that it had been authorized by its Board of Directors to purchase up to 2,000,000 shares of its common stock from time to time in the open market and in privately negotiated transactions. During its 2008 fourth quarter, the Company completed the purchase of shares authorized for purchase under this program. On July 16, 2008, Landstar System, Inc. announced that it had been authorized by its Board of Directors to purchase up to an additional 2,000,000 shares of its common stock from time to time in the open market and in privately negotiated transactions. As of December 27, 2008, Landstar may purchase an additional 1,430,623 shares of its common stock under its most recently authorized stock purchase program. During 2008, Landstar purchased a total of 1,303,778 shares of its common stock at a total cost of $51,576,000 pursuant to its previously announced stock purchase programs.

The Company has 2,000,000 shares of preferred stock authorized and unissued.

(10)	Commitments and Contingencies

At December 27, 2008, in addition to the $44,545,000 letters of credit secured by investments, Landstar had $28,032,000 of letters of credit outstanding under the Company’s revolving credit facility.

As further described in periodic and current reports previously filed by the Company with the Securities and Exchange Commission, the Company and certain of its subsidiaries (the “Defendants”) are defendants in a suit (the “Litigation”) brought in the United States District Court for the Middle District of Florida (the “District Court”) by the Owner-Operator Independent Drivers Association, Inc. (“OOIDA”) and four former BCO Independent Contractors (the “Named Plaintiffs” and, with OOIDA, the “Plaintiffs”) on behalf of all independent contractors who provide truck capacity to the Company and its subsidiaries under exclusive lease arrangements (the “BCO Independent Contractors”). The Plaintiffs allege that certain aspects of the Company’s motor carrier leases and related practices with its BCO Independent Contractors violate certain federal leasing regulations and seek injunctive relief, an unspecified amount of damages and attorneys’ fees.

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

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

However, the ruling of the Appellate Court reversed the District Court’s rulings (i) that an old version of the lease formerly used by Defendants but not in use with any current BCO Independent Contractor complied with applicable disclosure requirements under the federal leasing regulations with respect to adjustments to compensation payable to BCO Independent Contractors on certain loads sourced from the U.S. Dept. of Defense, and (ii) that the Defendants had provided sufficient documentation to BCO Independent Contractors under the applicable federal leasing regulations relating to how the component elements of Charge-back Deductions were computed. The Appellate Court then remanded the case to the District Court to permit the Plaintiffs to seek injunctive relief with respect to these violations of the federal leasing regulations and to hold an evidentiary hearing to give the Named Plaintiffs an opportunity to produce evidence of any damages they actually sustained as a result of such violations.

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

(11)	Concentrations of Credit Risk in Key Customers

Financial instruments that potentially subject the Company to significant concentrations of credit risk include accounts receivable from trade customers. The Company performs ongoing credit evaluations of the financial condition of its customers and an allowance for doubtful accounts is maintained as required under U.S. generally accepted accounting principles. During 2008, the Company experienced a higher level of customer bad debt expense than experienced in the previous five years. Credit risk with respect to the Company’s accounts receivable historically has been broadly diversified due to the large number of entities comprising the Company’s customer base and their dispersion across many different industries and geographical regions. No single customer accounted for more than 10% of Company revenue for the fiscal year period ended December 27, 2008, and no single customer accounted for more than 10% of the gross accounts receivable balance at December 27, 2008. It should be noted, however, that revenue from customers in the automotive sector represented in the aggregate approximately 7% of the Company’s revenue for the 2008 fiscal year period. The Company estimates that receivable balances relating to customers with a significant concentration of their business in the automotive sector represented approximately 6% to 8% of gross accounts receivable at December 27, 2008. The financial condition of the U.S. domestic automotive industry may be significantly adversely affected by the availability of credit to U.S. consumers and the overall financial

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

condition of the U.S. economy, both of which have recently weakened. A significant deterioration in the financial condition or operations of the Company’s customers within the automotive sector, including the larger U.S. domestic automobile manufacturers and their vendors, suppliers and other service providers, or in the Company’s non-automotive sector customer accounts, could negatively impact the collectability of trade accounts receivable due from these customers, which could result in an adverse effect on the Company’s operating results in a given quarter or year.

(12)	Segment Information

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

The transportation logistics segment markets its services primarily through independent commission sales agents. The transportation logistics segment provides a wide range of transportation and logistics services including truckload transportation, rail intermodal, air cargo and ocean cargo services, the arrangement of multimodal (ground, air, ocean and rail) moves and warehousing to a variety of industries including automotive products, paper, lumber and building products, metals, chemicals, foodstuffs, heavy machinery, retail, electronics, ammunition and explosives and military hardware. In addition, the transportation logistics segment provides transportation services to other transportation companies including logistics and less-than-truckload service providers. The transportation logistics segment also provides dedicated contract and logistics solutions, including freight optimization and less-than-truckload freight consolidations, expedited land and air delivery of time-critical freight and the movement of containers via ocean. Each of the independent commission sales agents has the opportunity to market all of the services provided by the transportation logistics segment.

Truckload services primarily are provided for a wide range of general commodities, much of which are over irregular or non-repetitive routes, utilizing dry and specialty vans and unsided trailers, including flatbed, drop deck and specialty trailers. Available truckload services also include short-to-long haul movement of containers by truck and expedited ground and dedicated power-only truck capacity. These services are provided by independent contractors who provide truck capacity to the Company under exclusive lease arrangements (the “BCO Independent Contractors”) and other third party truck capacity providers under non-exclusive contractual arrangements (“Truck Brokerage Carriers”). Rail intermodal, air and ocean services are provided by third party railroad carriers and air and ocean cargo carriers. The Company has contracts with all of the Class 1 domestic railroads and certain Canadian railroads and contracts with domestic and international airlines and ocean lines. Warehousing services are provided by independent contractors who provide warehouse capacity to the Company under non-exclusive contractual arrangements (“Warehouse Capacity Owners”).

The insurance segment provides risk and claims management services to Landstar’s operating subsidiaries. In addition, it reinsures certain risks of the Company’s BCO Independent Contractors and provides certain property and casualty insurance directly to Landstar’s operating subsidiaries. Internal revenue for premiums billed by the insurance segment to the transportation logistics segment is calculated each fiscal period based

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

primarily on an actuarial calculation of historical loss experience and is believed to approximate the cost that would have been incurred by the transportation logistics segment had similar insurance been obtained from an unrelated third party.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates a segment’s performance based on operating income.

Historically, the United States Government has been the Company’s largest customer. During 2008, 2007 and 2006, revenue derived from various departments of the United States Government represented 5%, 6% and 9%, respectively, of consolidated revenue. Included in consolidated revenue derived from the various departments of the United States Government in 2007 and 2006 was $8,511,000 and $100,655,000, respectively, of revenue related to disaster relief services. These disaster relief services were provided primarily under a contract between Landstar Express America, Inc. and the United States Department of Transportation/Federal Aviation Administration. No single customer accounted for more than 10% of consolidated revenue in 2008, 2007 or 2006. One agent contributed approximately $246,000,000, or 9%, of the Company’s revenue in 2008 but contributed less than 1% of the Company’s net revenue, representing revenue less the cost of purchased transportation and agent commission. Substantially all of the Company’s revenue is generated in North America, primarily through customers located in the United States.

The following tables summarize information about the Company’s reportable business segments as of and for the fiscal years ending December 27, 2008, December 29, 2007 and December 30, 2006 (in thousands):

	Transportation
	Logistics	Insurance	Total

2008
External revenue	$2,606,216	$36,853	$2,643,069
Internal revenue		27,565	27,565
Investment income		3,339	3,339
Interest and debt expense	7,351		7,351
Depreciation and amortization	20,960		20,960
Operating income	148,385	38,456	186,841
Expenditures on long-lived assets	8,289		8,289
Goodwill	31,134		31,134
Capital lease additions	4,802		4,802
Total assets	530,163	133,367	663,530
2007
External revenue	$2,450,411	$36,866	$2,487,277
Internal revenue		29,217	29,217
Investment income		5,347	5,347
Interest and debt expense	6,685		6,685
Depreciation and amortization	19,088		19,088
Operating income	150,638	34,055	184,693
Expenditures on long-lived assets	6,514		6,514
Goodwill	31,134		31,134
Capital lease additions	36,046		36,046
Total assets	539,618	89,383	629,001

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Transportation
	Logistics	Insurance	Total

2006
External revenue	$2,479,158	$34,598	$2,513,756
Internal revenue		28,293	28,293
Investment income		4,250	4,250
Interest and debt expense	6,821		6,821
Depreciation and amortization	16,796		16,796
Operating income	155,546	35,673	191,219
Expenditures on long-lived assets	4,173		4,173
Goodwill	31,134		31,134
Capital lease additions	36,594		36,594
Total assets	540,329	106,322	646,651

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Landstar System, Inc.:

We have audited the accompanying consolidated balance sheets of Landstar System, Inc. and subsidiary (the Company) as of December 27, 2008 and December 29, 2007, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for the fiscal years ended December 27, 2008, December 29, 2007 and December 30, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Landstar System, Inc. and subsidiary as of December 27, 2008 and December 29, 2007, and the results of their operations and their cash flows for the fiscal years ended December 27, 2008, December 29, 2007 and December 30, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, effective December 31, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Landstar System, Inc.’s internal control over financial reporting as of December 29, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 24, 2009 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/  KPMG LLP

February 24, 2009
Jacksonville, Florida
Certified Public Accountants

LANDSTAR SYSTEM, INC. AND SUBSIDIARY
QUARTERLY FINANCIAL DATA
(Dollars in thousands, except per share amounts)
(Unaudited)

	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter
	2008	2008	2008	2008

Revenue	$603,837	$732,753	$697,651	$608,828

Operating income	$40,977	$54,690	$50,185	$40,989

Income before income taxes	$39,261	$52,933	$48,449	$38,847
Income taxes	14,656	20,116	18,684	15,104

Net income	$24,605	$32,817	$29,765	$23,743

Earnings per common share(1)	$0.47	$0.62	$0.56	$0.45

Diluted earnings per share(1)	$0.47	$0.62	$0.56	$0.45

Dividends paid per common share	$0.0400	$0.0400	$0.0375	$0.0375

	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter
	2007	2007	2007	2007

Revenue	$642,865	$634,811	$632,952	$576,649

Operating income	$48,666	$49,648	$49,508	$36,871

Income before income taxes	$46,445	$47,884	$48,400	$35,279
Income taxes	17,414	18,536	18,730	13,675

Net income	$29,031	$29,348	$29,670	$21,604

Earnings per common share(1)	$0.55	$0.54	$0.53	$0.39

Diluted earnings per share(1)	$0.54	$0.54	$0.53	$0.38

Dividends paid per common share	$0.0375	$0.0375	$0.0300	$0.0300

(1)	Due to the changes in the number of average common shares and common stock equivalents outstanding during the year, the sum of earnings per share amounts for each quarter do not necessarily sum in the aggregate to the earnings per share amounts for the full year.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Landstar System, Inc.:

Under date of February 24, 2009, we reported on the consolidated balance sheets of Landstar System, Inc. and subsidiary (the Company) as of December 27, 2008 and December 29, 2007, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for the fiscal years ended December 27, 2008, December 29, 2007 and December 30, 2006, which are included in the 2008 annual report to shareholders on Form 10-K of Landstar System, Inc. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedules as listed in Item 15(a) (2). These financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

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

/s/  KPMG LLP

February 24, 2009
Jacksonville, Florida
Certified Public Accountants

LANDSTAR SYSTEM, INC.

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT
PARENT COMPANY ONLY BALANCE SHEET INFORMATION
(Dollars in thousands, except per share amounts)

	Dec. 27,	Dec. 29,
	2008	2007

ASSETS
Investment in Landstar System Holdings, Inc., net of advances	$253,136	$180,786

Total assets	$253,136	$180,786

LIABILITIES AND SHAREHOLDERS’ EQUITY
Shareholders’ equity:
Common stock, $.01 par value, authorized 160,000,000 shares, issued 66,109,547 and 65,630,383	$661	$656
Additional paid-in capital	154,533	132,788
Retained earnings	704,331	601,537
Cost of 14,424,887 and 13,121,109 shares of common stock in treasury	(605,828)	(554,252)
Accumulated other comprehensive gain/(loss)	(561)	57

Total shareholders’ equity	253,136	180,786

Total liabilities and shareholders’ equity	$253,136	$180,786

See Report of Independent Registered Public Accounting Firm.

LANDSTAR SYSTEM, INC.

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT
PARENT COMPANY ONLY STATEMENT OF INCOME INFORMATION
(Dollars in thousands, except per share amounts)

	Fiscal Years Ended
	Dec. 27,	Dec. 29,	Dec. 30,
	2008	2007	2006

Equity in undistributed earnings of Landstar System Holdings, Inc.	$110,331	$109,200	$113,079
Income taxes	(599)	(453)	(6)

Net income	$110,930	$109,653	$113,085

Earnings per common share	$2.11	$2.01	$1.95

Diluted earnings per share	$2.10	$1.99	$1.93

Dividends paid per common share	$0.155	$0.135	$0.110

Average number of shares outstanding:
Earnings per common share	52,503,000	54,681,000	57,854,000

Diluted earnings per share	52,854,000	55,156,000	58,654,000

See Report of Independent Registered Public Accounting Firm.

LANDSTAR SYSTEM, INC.

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT
PARENT COMPANY ONLY STATEMENT OF CASH FLOWS INFORMATION
(Dollars in thousands)

	Fiscal Years Ended
	Dec. 27,	Dec. 29,	Dec. 30,
	2008	2007	2006

Operating Activities
Net income	$110,930	$109,653	$113,085
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of Landstar System Holdings, Inc	(110,331)	(109,200)	(113,079)

Net Cash Provided By Operating Activities	599	453	6

Investing Activities
Additional investments in and advances from Landstar System Holdings, Inc., net	44,972	167,040	146,509

Net Cash Provided By Investing Activities	44,972	167,040	146,509

Financing Activities
Excess tax benefit on stock option exercises	2,231	3,624	5,758
Proceeds from repayment of note receivable arising from exercise of stock options	0	0	47
Proceeds from exercises of stock options	12,249	12,862	10,533
Dividends paid	(8,136)	(7,389)	(6,361)
Purchases of common stock	(51,576)	(176,590)	(156,492)

Net Cash Used By Financing Activities	(45,232)	(167,493)	(146,515)

Effect of exchange rate changes on cash and cash equivalents	(339)	0	0
Change in cash and cash equivalents	0	0	0
Cash and cash equivalents at beginning of period	0	0	0

Cash and cash equivalents at end of period	$0	$0	$0

See Report of Independent Registered Public Accounting Firm.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
For the Fiscal Year Ended December 27, 2008
(Dollars in thousands)

COL A	COL B	COL C		COL D	COL E
		Additions
			Charged to
	Balance at	Charged to	Other	Deductions	Balance at
	Beginning of	Costs and	Accounts	Describe	End of
	Period	Expenses	Describe	(A)	Period

Description
Allowance for doubtful accounts:
Deducted from trade receivables	$4,469	$4,641		$(2,880)	$6,230
Deducted from other receivables	4,792	2,290		(2,784)	4,298
Deducted from other non-current receivables	310	6			316

	$9,571	$6,937		$(5,664)	$10,844

(A)	Write-offs, net of recoveries.

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

See Report of Independent Registered Public Accounting Firm.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
For the Fiscal Year Ended December 30, 2006
(Dollars in thousands)

COL A	COL B	COL C		COL D	COL E
		Additions
			Charged to
	Balance at	Charged to	Other	Deductions	Balance at
	Beginning of	Costs and	Accounts	Describe	End of
	Period	Expenses	Describe	(A)	Period

Description
Allowance for doubtful accounts:
Deducted from trade receivables	$4,655	$3,235		$(3,056)	$4,834
Deducted from other receivables	4,342	2,099		(1,929)	4,512
Deducted from other non-current receivables	282	15			297

	$9,279	$5,349		$(4,985)	$9,643

(A)	Write-offs, net of recoveries

See Report of Independent Registered Public Accounting Firm.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, an evaluation was carried out, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended). Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of December 27, 2008 to provide reasonable assurance that information required to be disclosed by the Company in reports that it filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

Management, with the participation of the Company’s principal executive and principal financial officers, assessed the effectiveness of the Company’s internal control over financial reporting as of December 27, 2008. This assessment was performed using the criteria established under the Internal Control-Integrated Framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

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

Based on the assessment performed using the criteria established by COSO, management has concluded that the Company maintained effective internal control over financial reporting as of December 27, 2008.

KPMG LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K for the fiscal year ended December 27, 2008, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting. Such report appears immediately below.

(b)	Attestation Report of the Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Landstar System, Inc:

We have audited Landstar System, Inc.’s internal control over financial reporting as of December 27, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Landstar System, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management report on internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Landstar System, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 27, 2008, based on criteria established in Internal Control — Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Landstar System, Inc. and subsidiary as of December 27, 2008 and December 29, 2007, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for the fiscal years ended December 27, 2008, December 29, 2007 and

December 30, 2006, and our report dated February 24, 2009, expressed an unqualified opinion on those consolidated financial statements.

/S/KPMG LLP

February 24, 2009
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

The information required by this Item concerning the Directors (and nominees for Directors) and Executive Officers of the Company is set forth under the captions “Election of Directors,” “Directors of the Company,” “Information Regarding Board of Directors and Committees,” and “Executive Officers of the Company” and “Compliance with Section 16(a) of the Securities Exchange Act of 1934” in the Company’s definitive Proxy Statement for its annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, and is incorporated herein by reference. The information required by this Item concerning the Company’s Audit Committee and the Audit Committee’s Financial Expert is set forth under the caption “Information Regarding Board of Directors and Committees” and “Report of the Audit Committee” in the Company’s definitive Proxy Statement for its annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, and is incorporated herein by reference.

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

The information required by this Item is set forth under the captions “Compensation of Directors,” “Compensation of Executive Officers,” “Compensation Discussion and Analysis,” “Summary Compensation Table,” “Grants of Plan-Based Awards,” “Option Exercises and Stock Vested,” “Outstanding Equity Awards at Fiscal Year End,” “Nonqualified Deferred Compensation,” “Report of the Compensation Committee on Executive Compensation” and “Key Executive Employment Protection Agreements” in the Company’s definitive Proxy Statement for its annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, and is incorporated herein by reference.

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

There are no matters required to be disclosed under this item regarding Transactions with Related Persons, Promoters and Certain Control Persons.

The information required to be disclosed under this item regarding Director Independence is set forth under the caption “Independent Directors” in the Company’s definitive Proxy Statement for its annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, and is incorporated herein by reference.

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

(3) Exhibits

Exhibit
No.		Description

(3)		Articles of Incorporation and By-Laws:
3.1		Restated Certificate of Incorporation of the Company dated March 6, 2006, including Certificate of Designation of Junior Participating Preferred Stock dated February 10, 1993. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (Commission File No. 0-21238))
3.2		The Company’s Bylaws, as amended and restated on November 1, 2007. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 29, 2007 (Commission File No. 0-21238))
(4)		Instruments defining the rights of security holders, including indentures:
4.1		Specimen of Common Stock Certificate. (Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 33-57174))
4.2		Credit Agreement, dated as of June 27, 2008, among LSHI, Landstar, the lenders named therein and JPMorgan Chase Bank, N.A., as administrative agent (including exhibits and schedules thereto). (Incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K filed on July 3, 2008 (Commission File No. 0-21238))
(10)		Material contracts:
10	.1+	Landstar System, Inc. Executive Incentive Compensation Plan (Incorporated by reference to Exhibit A to the Registrant’s Definitive Proxy Statement filed on April 2, 2007 (Commission File No. 0-21238))
10	.2+*	Amendment to the Landstar System, Inc. Executive Incentive Compensation Plan, effective as of December 3, 2008
10	.3+	Landstar System, Inc. Supplemental Executive Retirement Plan, as amended and restated effective January 1, 2008 (Incorporated by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 29, 2007 (Commission File No. 0-21238))
10	.4+	Landstar System. Inc. 1993 Stock Option Plan, as amended as of December 31, 2008 (Incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed on January 7, 2009(Commission File No. 0-21238))
10	.5+	Landstar System, Inc. 2002 Employee Stock Option Plan, as amended as of December 31, 2008 (Incorporated by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K filed on January 7, 2009 (Commission File No. 0-21238))
10	.6+	Landstar System, Inc. 1994 Director’s Stock Option Plan. (Incorporated by reference to Exhibit 99 to the Registrant’s Registration Statement on Form S-8 filed July 5, 1995. (Registration No. 33-94304))

Exhibit
No.		Description

10	.7+	First Amendment to the Landstar System, Inc. 1994 Directors Stock Option Plan (Incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 30, 2000 (Commission File No. 0-21238))
10	.8+	Second Amendment to the Landstar System, Inc. 1994 Directors Stock Option Plan (Incorporated by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 30, 2000 (Commission File No. 0-21238))
10	.9+	Directors Stock Compensation Plan, dated May 15, 2003 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2003 (Commission File No. 0-21238))
10	.10+	Form of Indemnification Agreement between the Company and each of the directors and executive officers of the Company. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 27, 2003 (Commission File No. 0-21238))
10	.11+	Form of Key Executive Employment Protection Agreement between Landstar System, Inc. and each of Joseph J. Beacom, James B. Gattoni, Henry H. Gerkens, Jim M. Handoush, Michael K. Kneller, Patrick J. O’Malley and Larry S. Thomas (Incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 30, 2006 (Commission File No. 0-21238))
10	.12+*	Form of Amendment to Key Executive Employment Protection Agreement between Landstar System, Inc. and each of Joseph J. Beacom, James B. Gattoni, Henry H. Gerkens, Jim M. Handoush, Michael K. Kneller, Patrick J. O’Malley and Larry S. Thomas
10	.13+	Letter Agreement, dated July 2, 2002 from Jeffrey C. Crowe to Henry H. Gerkens. (Incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 28, 2002 (Commission File No. 0-21238))
10	.14+	Letter Agreement, dated April 27, 2004, between Landstar System, Inc. and Jeffrey C. Crowe (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on April 28, 2004 (Commission File No. 0-21238))
10	.15+	Letter Agreement, dated December 31, 2008, between Landstar System, Inc. and Henry H. Gerkens (Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on January 7, 2009 (Commission File No. 0-21238))
(21)		Subsidiaries of the Registrant:
21	.1*	List of Subsidiary Corporations of the Registrant
(23)		Consents of experts and counsel:
23	.1*	Consent of KPMG LLP as Independent Registered Public Accounting Firm of the Registrant
(24)		Power of attorney:
24	.1*	Powers of Attorney
(31)		Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002:
31	.1*	Chief Executive Officer certification, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31	.2*	Chief Financial Officer certification, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(32)		Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002:
32	.1**	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32	.2**	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	management contract or compensatory plan or arrangement

*	Filed herewith.

**	Furnished herewith.

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

Date: February 24, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature		Title	Date

* Jeffrey C. Crowe		Chairman of the Board	February 24, 2009

/s/ Henry H. Gerkens Henry H. Gerkens		Director, President and Chief Executive Officer; Principal Executive Officer	February 24, 2009

/s/ James B. Gattoni James B. Gattoni		Vice President and Chief Financial Officer; Principal Accounting Officer	February 24, 2009

* David G. Bannister		Director	February 24, 2009

* Ronald W. Drucker		Director	February 24, 2009

* William S. Elston		Director	February 24, 2009

* Michael A. Henning		Director	February 24, 2009

* Diana M. Murphy		Director	February 24, 2009

By:	/s/ Michael K. Kneller Michael K. Kneller Attorney In Fact*