Form 10-Q
period 2009-03-28
LANDSTAR SYSTEM INC
filed 2009-05-01
CIK 853816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 28, 2009
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
     Yes ☐      No ☑
     The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of the close of business on April 20, 2009 was 51,334,562.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
     The interim consolidated financial statements contained herein reflect all adjustments (all of a normal, recurring nature) which, in the opinion of management, are necessary for a fair statement of the financial condition, results of operations, cash flows and changes in shareholders’ equity for the periods presented. They have been prepared in accordance with Rule 10-01 of Regulation S-X and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the thirteen weeks ended March 28, 2009 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 26, 2009.
     These interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s 2008 Annual Report on Form 10-K.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)
(Unaudited)

	March 28,	Dec 27,
	2009	2008

ASSETS

Current Assets
Cash and cash equivalents	$130,378	$98,904
Short-term investments	23,860	23,479
Trade accounts receivable, less allowance of $6,926 and $6,230	232,206	315,065
Other receivables, including advances to independent contractors, less allowance of $5,016 and $4,298	18,251	10,083
Deferred income taxes and other current assets	20,554	27,871

Total current assets	425,249	475,402

Operating property, less accumulated depreciation and amortization of $111,600 and $106,635	125,803	124,178
Goodwill	31,134	31,134
Other assets	34,350	32,816

Total assets	$616,536	$663,530

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Cash overdraft	$23,835	$32,065
Accounts payable	88,037	105,882
Current maturities of long-term debt	26,274	24,693
Insurance claims	24,016	23,545
Accrued income taxes	11,921	12,239
Other current liabilities	33,246	38,161

Total current liabilities	207,329	236,585

Long-term debt, excluding current maturities	91,216	111,752
Insurance claims	38,217	38,278
Deferred income taxes	24,848	23,779

Shareholders’ Equity
Common stock, $0.01 par value, authorized 160,000,000 shares, issued 66,150,467 and 66,109,547 shares	662	661
Additional paid-in capital	156,693	154,533
Retained earnings	716,157	704,331
Cost of 14,815,905 and 14,424,887 shares of common stock in treasury	(617,786)	(605,828)
Accumulated other comprehensive loss	(800)	(561)

Total shareholders’ equity	254,926	253,136

Total liabilities and shareholders’ equity	$616,536	$663,530

See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share amounts)
(Unaudited)

	Thirteen Weeks Ended
	March 28,	March 29,
	2009	2008

Revenue	$469,247	$608,828
Investment income	425	1,096
Costs and expenses:
Purchased transportation	351,324	465,029
Commissions to agents	38,324	46,814
Other operating costs	7,450	6,584
Insurance and claims	9,002	9,521
Selling, general and administrative.	34,369	35,857
Depreciation and amortization	5,485	5,130

Total costs and expenses	445,954	568,935

Operating income	23,718	40,989
Interest and debt expense	1,163	2,142

Income before income taxes	22,555	38,847
Income taxes	8,661	15,104

Net income	$13,894	$23,743

Earnings per common share	$0.27	$0.45

Diluted earnings per share	$0.27	$0.45

Average number of shares outstanding:
Earnings per common share	51,575,000	52,601,000

Diluted earnings per share	51,782,000	53,003,000

Dividends paid per common share	$0.0400	$0.0375

See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Thirteen Weeks Ended
	March 28,	March 29,
	2009	2008

OPERATING ACTIVITIES
Net income	$13,894	$23,743
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of operating property	5,485	5,130
Non-cash interest charges	55	43
Provisions for losses on trade and other accounts receivable	2,743	1,045
Losses on sales/disposals of operating property	2	12
Deferred income taxes, net	783	1,684
Stock-based compensation	1,389	1,693
Changes in operating assets and liabilities:
Decrease (increase) in trade and other accounts receivable	71,948	(3,101)
Decrease in other assets	7,278	10,750
Decrease in accounts payable	(17,845)	(6,142)
Increase (decrease) in other liabilities	(5,149)	1,040
Increase (decrease) in insurance claims	410	(1,631)

NET CASH PROVIDED BY OPERATING ACTIVITIES	80,993	34,266

INVESTING ACTIVITIES
Net change in other short-term investments	6,505	(4,217)
Sales and maturities of investments	442	4,037
Purchases of investments	(8,828)	(1,318)
Purchases of operating property	(555)	(361)
Proceeds from sales of operating property	28	—

NET CASH USED BY INVESTING ACTIVITIES	(2,408)	(1,859)

FINANCING ACTIVITIES
Increase (decrease) in cash overdraft	(8,230)	1,442
Dividends paid	(2,068)	(1,972)
Proceeds from exercises of stock options	533	4,964
Excess tax benefit on stock option exercises	239	1,148
Purchases of common stock	(11,958)	—
Principal payments on long-term debt and capital lease obligations	(25,540)	(17,759)

NET CASH USED BY FINANCING ACTIVITIES	(47,024)	(12,177)

Effect of exchange rate changes on cash and cash equivalents	(87)

Increase in cash and cash equivalents	31,474	20,230
Cash and cash equivalents at beginning of period	98,904	60,750

Cash and cash equivalents at end of period	$130,378	$80,980

See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
Thirteen Weeks Ended March 28, 2009
(Dollars in thousands)
(Unaudited)

							Accumulated
			Additional		Treasury Stock		Other
	Common Stock		Paid-In	Retained	at Cost		Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	Loss	Total

Balance December 27, 2008	66,109,547	$661	$154,533	$704,331	14,424,887	$(605,828)	$(561)	$253,136
Net income				13,894				13,894
Dividends paid ($0.04 per share)				(2,068)				(2,068)
Purchases of common stock					391,018	(11,958)		(11,958)
Stock-based compensation expense			1,389					1,389
Exercises of stock options, including excess tax benefit	40,920	1	771					772
Foreign currency translation adjustments							(87)	(87)
Unrealized loss on available-for-sale investments, net of income taxes							(152)	(152)

Balance March 28, 2009	66,150,467	$662	$156,693	$716,157	14,815,905	$(617,786)	$(800)	$254,926

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
     As of March 28, 2009, the Company had two employee stock option plans and one stock option plan for members of its Board of Directors (the “Plans”). Amounts recognized in the financial statements with respect to these Plans are as follows (in thousands):

	Thirteen Weeks Ended
	March 28,	March 29,
	2009	2008

Total cost of the Plans during the period	$1,389	$1,693
Amount of related income tax benefit recognized during the period	353	530

Net cost of the Plans during the period	$1,036	$1,163

     The fair value of each option grant on its grant date was calculated using the Black-Scholes option pricing model with the following weighted average assumptions for grants made in the 2009 and 2008 thirteen-week periods:

	2009	2008

Expected volatility	38.0%	33.0%
Expected dividend yield	0.400%	0.375%
Risk-free interest rate	1.50%	3.00%
Expected lives (in years)	4.0	4.1
     The Company utilizes historical data, including exercise patterns and employee departure behavior, in estimating the term options will be outstanding. Expected volatility was based on historical volatility and other factors, such as expected changes in volatility arising from planned changes to the Company’s business, if any. The risk-free interest rate was based on the yield of zero coupon U.S. Treasury bonds for terms that approximated the terms of the options granted. The weighted average grant date fair value of stock options granted during the thirteen-week periods ended March 28, 2009 and March 29, 2008 was $11.75 and $12.60, respectively.
     The following table summarizes information regarding the Company’s stock options under the Plans:

		Weighted Average	Weighted Average
	Number of	Exercise Price	Remaining Contractual	Aggregate Intrinsic
	Options	per Share	Term (years)	Value (000s)

Options outstanding at December 27, 2008	2,505,644	$35.47
Granted	362,000	$38.24
Exercised	(40,920)	$13.03
Forfeited	(93,000)	$42.74

Options outstanding at March 28, 2009	2,733,724	$35.92	7.2	$0

Options exercisable at March 28, 2009	1,352,424	$31.20	5.7	$3,929

     As of March 28, 2009, there were 2,037,747 stock options outstanding that were out-of-the-money based on that day’s per share closing market price of $34.10 as reported on NASDAQ. The remaining 695,977 stock options outstanding as of March 28, 2009 that were in-the-money had an aggregate intrinsic value of $9,904,000. The total intrinsic value of stock options exercised during the thirteen-week periods ended March 28, 2009 and March 29, 2008 was $939,000 and $6,085,000, respectively.
     As of March 28, 2009, there were 5,331,624 shares of the Company’s common stock reserved for issuance upon exercise of options granted and to be granted under the Plans.
     As of March 28, 2009, there was $14,573,000 of total unrecognized compensation cost related to non-vested stock options granted under the Plans. The compensation cost related to these non-vested options is expected to be recognized over a weighted average period of 3.7 years.
(2)	Income Taxes
     The provisions for income taxes for the 2009 and 2008 thirteen-week periods were based on estimated full year combined effective income tax rates of approximately 38.4% and 38.9%, respectively, which were higher than the statutory federal income tax rate primarily as a result of state taxes, the meals and entertainment exclusion and non-deductible stock-based compensation.
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
     The following table provides a reconciliation of the average number of common shares outstanding used to calculate earnings per share to the average number of common shares and common share equivalents outstanding used to calculate diluted earnings per share (in thousands):

	Thirteen Weeks Ended
	March 28,	March 29,
	2009	2008

Average number of common shares outstanding	51,575	52,601
Incremental shares from assumed exercises of stock options	207	402

Average number of common shares and common share equivalents outstanding	51,782	53,003

     For the thirteen-week periods ended March 28, 2009 and March 29, 2008, there were 2,037,747 and 90,500, respectively, options outstanding to purchase shares of common stock excluded from the calculation of diluted earnings per share because they were antidilutive.
(4)	Additional Cash Flow Information
     During the 2009 thirteen-week period, Landstar paid income taxes and interest of $1,655,000 and $1,395,000, respectively. During the 2008 thirteen-week period, Landstar paid income taxes and interest of $1,281,000 and $2,427,000, respectively. Landstar acquired operating property by entering into capital leases in the amount of $6,585,000 and $703,000 in the 2009 and 2008 thirteen-week periods, respectively.
(5)	Segment Information
     The following table summarizes information about Landstar’s reportable business segments as of and for the thirteen-week periods ended March 28, 2009 and March 29, 2008 (in thousands):

	Thirteen Weeks Ended
	March 28, 2009			March 29, 2008
	Transportation			Transportation
	Logistics	Insurance	Total	Logistics	Insurance	Total

External revenue	$459,934	$9,313	$469,247	$599,600	$9,228	$608,828
Investment income		425	425		1,096	1,096
Internal revenue		5,831	5,831		5,852	5,852
Operating income	15,106	8,612	23,718	32,386	8,603	40,989
Goodwill	31,134		31,134	31,134		31,134

(6)	Comprehensive Income
     The following table includes the components of comprehensive income for the thirteen-week periods ended March 28, 2009 and March 29, 2008 (in thousands):

	Thirteen Weeks Ended
	March 28,	March 29,
	2009	2008

Net income	$13,894	$23,743
Unrealized holding gains/(losses) on available-for-sale investments, net of income taxes	(152)	204
Foreign currency translation loss	(87)

Comprehensive income	$13,655	$23,947

     Management has performed an analysis of the nature of the unrealized losses on available-for-sale investments to determine whether such losses are other-than-temporary. Unrealized losses, representing the excess of the purchase price of an investment over its market value as of the end of a period, considered to be other-than-temporary are to be included as a charge in the statement of income while unrealized losses considered to be temporary are to be included as a component of shareholders’ equity. The unrealized loss on available-for-sale investments as of March 28, 2009 is considered by management to be temporary and therefore is reported as a component of shareholders’ equity.
     The unrealized holding loss on available-for-sale investments during the 2009 thirteen-week period represents the mark-to-market adjustment of $235,000 net of related income tax benefits of $83,000. The unrealized holding gain on available-for-sale investments during the 2008 thirteen-week period represents the mark-to-market adjustment of $316,000 net of related income taxes of $112,000. Accumulated other comprehensive loss as reported as a component of shareholders’ equity at March 28, 2009 of $800,000 represents the cumulative unrealized holding losses on available-for-sale investments of $579,000, net of related income tax benefits of $205,000, and the unrealized net loss on the translation of the financial statements of the Company’s Canadian operations of $426,000.
(7)	Commitments and Contingencies
     As of March 28, 2009, Landstar had $28,032,000 of letters of credit outstanding under the Company’s revolving credit facility and $45,417,000 of letters of credit secured by investments held by the Company’s insurance segment. Short-term investments include $12,375,000 in current maturities of investment-grade bonds and $11,485,000 of cash equivalents held by the Company’s insurance segment at March 28, 2009. These short-term investments together with $12,254,000 of the non-current portion of investment-grade bonds and $11,765,000 of cash equivalents included in other assets at March 28, 2009, provide collateral for the $45,417,000 of letters of credit issued to guarantee payment of insurance claims.
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

     However, the ruling of the Appellate Court reversed the District Court’s rulings (i) that an old version of the lease formerly used by Defendants but not in use with any current BCO Independent Contractor complied with applicable disclosure requirements under the federal leasing regulations with respect to adjustments to compensation payable to BCO Independent Contractors on certain loads sourced from the U.S. Department of Defense, and (ii) that the Defendants had provided sufficient documentation to BCO Independent Contractors under the applicable federal leasing regulations relating to how the component elements of Charge-back Deductions were computed. The Appellate Court then remanded the case to the District Court to permit the Plaintiffs to seek injunctive relief with respect to these violations of the federal leasing regulations and to hold an evidentiary hearing to give the Named Plaintiffs an opportunity to produce evidence of any damages they actually sustained as a result of such violations.
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
(8)	Concentrations of Credit Risk in Key Customers
     Financial instruments that potentially subject the Company to significant concentrations of credit risk include accounts receivable from trade customers. The Company performs ongoing credit evaluations of the financial condition of its customers and an allowance for doubtful accounts is maintained as required under U.S. generally accepted accounting principles. As a result of the significant weakness in the U.S. economy, during the first quarter of 2009 the Company experienced a higher level of customer bad debt expense than experienced in any quarter during the previous five years. Credit risk with respect to the Company’s accounts receivable historically has been broadly diversified due to the large number of entities comprising the Company’s customer base and their dispersion across many different industries and geographical regions. No single customer accounted for more than 10% of Company revenue for the thirteen-week period ended March 28, 2009, and no single customer accounted for more than 10% of the gross accounts receivable balance at March 28, 2009. It should be noted, however, that revenue from customers in the automotive sector represented in the aggregate approximately 7% of the Company’s revenue for the 2009 thirteen-week period. The Company estimates that receivable balances relating to customers with a significant concentration of their business in the automotive sector represented approximately 8% of gross accounts receivable at March 28, 2009. The financial condition of the U.S. domestic automotive industry may be significantly adversely affected by the availability of credit to U.S. consumers and the overall financial condition of the U.S. economy, both of which have recently weakened. A significant deterioration in the financial condition or operations of the Company’s customers within the automotive sector, including the larger U.S. domestic automobile manufacturers and their vendors, suppliers and other service providers, or in the Company’s non-automotive sector customer accounts, could negatively impact the collectability of trade accounts receivable due from these customers, which could result in an adverse effect on the Company’s operating results in a given quarter or year.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion should be read in conjunction with the attached interim consolidated financial statements and notes thereto, and with the Company’s audited financial statements and notes thereto for the fiscal year ended December 27, 2008 and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 2008 Annual Report on Form 10-K.

Introduction
     Landstar System, Inc. and its subsidiary, Landstar System Holdings, Inc. (together, referred to herein as “Landstar” or the “Company”), is a non-asset based transportation and logistics services company, providing transportation capacity and related transportation services to shippers throughout the United States, and to a lesser extent, in Canada, and between the United States and Canada, Mexico and other countries. These business services emphasize safety, information coordination and customer service and are delivered through a network of independent commission sales agents and third party capacity providers linked together by a series of technological applications which are provided and coordinated by the Company. The Company markets its services primarily through independent commission sales agents and exclusively utilizes third party capacity providers to handle customers’ freight. The nature of the Company’s business is such that a significant portion of its operating costs varies directly with revenue.
     The transportation logistics segment provides a wide range of transportation and logistics services including truckload transportation, rail intermodal, air cargo and ocean cargo services, the arrangement of multimodal (ground, air, ocean and rail) moves and warehousing to a variety of industries including automotive products, paper, lumber and building products, metals, chemicals, foodstuffs, heavy machinery, retail, electronics, ammunition and explosives and military hardware. In addition, the transportation logistics segment provides transportation services to other transportation companies, including logistics and less-than-truckload service providers. The transportation logistics segment also provides dedicated contract and logistics solutions, including freight optimization and less-than-truckload freight consolidations, expedited ground and air delivery of time-critical freight and the movement of containers via ocean. This segment markets its services primarily through independent commission sales agents who enter into contractual arrangements with Landstar and are responsible for locating freight, making that freight available to Landstar’s capacity providers and coordinating the transportation of the freight with customers and capacity providers. The Company’s third party capacity providers consist of independent contractors who provide truck capacity to the Company under exclusive lease arrangements (the “BCO Independent Contractors”), trucking companies who provide truck capacity to the Company under non-exclusive contractual arrangements (the “Truck Brokerage Carriers”), air cargo carriers, ocean cargo carriers, railroads and independent warehouse capacity providers (“Warehouse Capacity Owners”). As of March 28, 2009, Landstar had approximately 120 Warehouse Capacity Owners under contract. The Company has contracts with all of the Class 1 domestic railroads and certain Canadian railroads and contracts with domestic and international airlines and ocean lines. Each of the independent commission sales agents has the opportunity to market all of the services provided by the transportation logistics segment. During the thirteen weeks ended March 28, 2009, revenue hauled by BCO Independent Contractors, Truck Brokerage Carriers, rail intermodal, air cargo carriers and ocean cargo carriers represented 57%, 36%, 4%, 1%, and 2%, respectively, of the Company’s transportation logistics segment revenue.
     The insurance segment is comprised of Signature Insurance Company (“Signature”), a wholly owned offshore insurance subsidiary, and Risk Management Claim Services, Inc. This segment provides risk and claims management services to Landstar’s Operating Subsidiaries. In addition, it reinsures certain risks of the Company’s BCO Independent Contractors and provides certain property and casualty insurance directly to Landstar’s operating subsidiaries. Revenue, representing premiums on reinsurance programs provided to the Company’s BCO Independent Contractors, at the insurance segment represented approximately 2% of the Company’s total revenue for the thirteen weeks ended March 28, 2009.
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
     While customer demand, which is subject to overall economic conditions, ultimately drives increases or decreases in revenue, the Company primarily relies on its independent commission sales agents to establish customer relationships and generate revenue opportunities. Management’s primary focus with respect to revenue growth is on revenue generated by independent commission sales agents who on an annual basis generate $1 million or more of Landstar revenue (“Million Dollar Agents”). Management believes future revenue growth is primarily dependent on its ability to increase both the revenue generated by Million Dollar Agents and the number of Million Dollar Agents through a combination of recruiting new agents and increasing the revenue opportunities generated by existing independent commission sales agents. During the 2008 fiscal year, 484 independent commission sales agents generated $1 million or more of Landstar’s revenue and thus qualified as Million Dollar Agents. During the 2008 fiscal year, the average revenue generated by a Million Dollar Agent was $4,907,000 and revenue generated by Million Dollar Agents in the aggregate represented 90% of consolidated Landstar revenue. The Company had 1,445 and 1,375 agent locations at March 28, 2009 and March 29, 2008, respectively.

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

	Thirteen Weeks Ended
	March 28,	March 29,
	2009	2008

Revenue generated through (in thousands):

BCO Independent Contractors	$262,065	$324,804
Truck Brokerage Carriers	164,243	228,633
Rail intermodal	19,318	33,789
Ocean cargo carriers	8,851	8,434
Air cargo carriers	5,387	3,589
Other (1)	9,383	9,579

	$469,247	$608,828

Number of loads:

BCO Independent Contractors	170,650	203,200
Truck Brokerage Carriers	117,650	142,030
Rail intermodal	9,580	14,980
Ocean cargo carriers	1,240	1,250
Air cargo carriers	3,260	1,990

	302,380	363,450

Revenue per load:

BCO Independent Contractors	$1,536	$1,598
Truck Brokerage Carriers	1,396	1,610
Rail intermodal	2,016	2,256
Ocean cargo carriers	7,138	6,747
Air cargo carriers	1,652	1,804

(1)	Includes premium revenue generated by the insurance segment and warehousing revenue generated by the transportation logistics segment.
     Also critical to the Company’s success is its ability to secure capacity, particularly truck capacity, at rates that allow the Company to profitably transport customers’ freight. The following table summarizes available truck capacity providers:

	March 28,	March 29,
	2009	2008

BCO Independent Contractors	8,424	8,277
Truck Brokerage Carriers:
Approved and active (1)	14,877	15,820
Other approved	10,682	9,515

	25,559	25,335

Total available truck capacity providers	33,983	33,612

Number of trucks provided by BCO Independent Contractors	9,013	8,856

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

     Purchased transportation represents the amount a BCO Independent Contractor or other third party capacity provider is paid to haul freight. The amount of purchased transportation paid to a BCO Independent Contractor is primarily based on a contractually agreed-upon percentage of revenue generated by the haul. Purchased transportation paid to a Truck Brokerage Carrier is based on either a negotiated rate for each load hauled or a contractually agreed-upon rate. Purchased transportation paid to rail intermodal, air cargo or ocean cargo carriers is based on contractually agreed-upon fixed rates. Purchased transportation as a percentage of revenue for truck brokerage, rail intermodal and ocean cargo services is normally higher than that provided by BCO Independent Contractors and air cargo services. Purchased transportation is the largest component of costs and expenses and, on a consolidated basis, increases or decreases in proportion to the revenue generated through BCO Independent Contractors and other third party capacity providers and revenue from the insurance segment. Purchased transportation costs are recognized upon the completion of freight delivery.
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
     Potential liability associated with accidents in the trucking industry is severe and occurrences are unpredictable. Landstar’s retained liability for individual commercial trucking claims varies depending on when such claims are incurred. For commercial trucking claims, Landstar retains liability up to $5,000,000 per occurrence. The Company also retains liability for each general liability claim up to $1,000,000, $250,000 for each workers’ compensation claim and $100,000 for each cargo claim. For cargo claims incurred prior to May 1, 2008, the Company retains cargo liability up to $250,000 per occurrence. The Company’s exposure to liability associated with accidents incurred by Truck Brokerage Carriers, rail intermodal capacity providers and air cargo and ocean cargo carriers who transport freight on behalf of the Company is reduced by various factors including the extent to which they maintain their own insurance coverage. A material increase in the frequency or severity of accidents, cargo or workers’ compensation claims or the unfavorable development of existing claims could be expected to materially adversely affect Landstar’s results of operations.
     Employee compensation and benefits account for over half of the Company’s selling, general and administrative costs.
     Depreciation and amortization primarily relate to depreciation of trailing equipment and management information services equipment.
     The following table sets forth the percentage relationships of income and expense items to revenue for the periods indicated:

	Thirteen Weeks Ended
	March 28,	March 29,
	2009	2008

Revenue	100.0%	100.0%
Investment income	0.1	0.2
Costs and expenses:
Purchased transportation	74.9	76.4
Commissions to agents	8.1	7.7
Other operating costs	1.6	1.1
Insurance and claims	1.9	1.6
Selling, general and administrative	7.3	5.9
Depreciation and amortization	1.2	0.8

Total costs and expenses	95.0	93.5

Operating income	5.1	6.7
Interest and debt expense	0.3	0.3

Income before income taxes	4.8	6.4
Income taxes	1.8	2.5

Net income	3.0%	3.9%

THIRTEEN WEEKS ENDED MARCH 28, 2009 COMPARED TO THIRTEEN WEEKS ENDED MARCH 29, 2008
     Revenue for the 2009 thirteen-week period was $469,247,000, a decrease of $139,581,000, or 22.9%, compared to the 2008 thirteen-week period. Revenue decreased $139,666,000, or 23.3%, at the transportation logistics segment. The decrease in revenue at the transportation logistics segment was primarily attributable to decreases in revenue hauled by BCO Independent Contractors, Truck Brokerage Carriers and rail intermodal carriers of 19%, 28% and 43%, respectively, partially offset by increases in revenue hauled by air cargo carriers and ocean cargo carriers of 50% and 5%, respectively. The number of loads in the 2009 period hauled by BCO Independent Contractors, Truck Brokerage Carriers, rail intermodal carriers and ocean cargo carriers decreased 16%, 17%, 36% and 1%, respectively, compared to the 2008 period, while the number of loads hauled by air cargo carriers increased 64% over the same period. Revenue per load for loads hauled by BCO Independent Contractors, Truck Brokerage Carriers, rail intermodal carriers and air cargo carriers decreased approximately 4%, 13%, 11% and 8%, respectively, compared to the 2008 period, while revenue per load for loads hauled by ocean cargo carriers increased 6% over the same period. The decrease in revenue per load hauled by Truck Brokerage Carriers and rail intermodal and air cargo carriers was primarily attributable to lower demand due to the overall weak economic conditions which caused increased pressure on price. In addition, the decrease in revenue per load on Truck Brokerage Carrier revenue was partly attributable to decreased fuel surcharges identified separately in billings to customers in the 2009 period compared to the 2008 period. Fuel surcharges on Truck Brokerage Carrier revenue identified separately in billings to customers and included as a component of Truck Brokerage Carrier revenue were $9,776,000 and $27,865,000 in the 2009 and 2008 periods, respectively. Fuel surcharges billed to customers on revenue hauled by BCO Independent Contractors are excluded from revenue.
     Investment income at the insurance segment was $425,000 and $1,096,000 in the 2009 and 2008 thirteen-week periods, respectively. The decrease in investment income was primarily due to a decreased rate of return, attributable to a general decrease in interest rates on investments held by the insurance segment in the 2009 period.
     Purchased transportation was 74.9% and 76.4% of revenue in the 2009 and 2008 thirteen-week periods, respectively. The decrease in purchased transportation as a percentage of revenue was primarily attributable to a decrease in the percentage of revenue hauled by Truck Brokerage Carriers, which tends to have a higher cost of purchased transportation, a decrease in the rate of purchased transportation paid to Truck Brokerage Carriers, and an increase in the percentage of revenue hauled by BCO Independent Contractors, which tends to have a lower cost of purchased transportation. Commissions to agents were 8.1% of revenue in the 2009 period and 7.7% of revenue in the 2008 period. The increase in commissions to agents as a percentage of revenue was primarily attributable to increased gross profit, defined as revenue less the cost of purchased transportation, paid to Truck Brokerage Carriers. Other operating costs were 1.6% and 1.1% of revenue in the 2009 and 2008 periods, respectively. The increase in other operating costs as a percentage of revenue was primarily attributable to increased trailing equipment maintenance costs. Insurance and claims were 1.9% of revenue in the 2009 period and 1.6% of revenue in the 2008 period. The increase in insurance and claims as a percentage of revenue was primarily due to favorable development of prior year claims reported in the first quarter of 2008, partially offset by decreased frequency and severity of accidents in the 2009 period compared to the 2008 period. Selling, general and administrative costs were 7.3% of revenue in the 2009 period and 5.9% of revenue in the 2008 period. The increase in selling, general and administrative costs as a percentage of revenue was primarily attributable to the effect of decreased revenue and an increase in the provision for customer bad debt. In addition, there was no provision for bonuses reported in the 2009 first quarter as management does not currently anticipate achieving bonus targets, whereas the 2008 first quarter included a provision for bonuses. Depreciation and amortization was 1.2% of revenue in the 2009 period, compared with 0.8% in the 2008 period. The increase in depreciation and amortization as a percentage of revenue was primarily due to the effect of decreased revenue and an increase in Company-owned trailing equipment.
     Interest and debt expense was 0.3% of revenue in both of the 2009 and 2008 periods.
     The provisions for income taxes for the 2009 and 2008 thirteen-week periods were based on an estimated full year combined effective income tax rate of approximately 38.4% and 38.9%, respectively, which were higher than the statutory federal income tax rate primarily as a result of state taxes, the meals and entertainment exclusion and non-deductible stock compensation expense. The decrease in the effective income tax rate was primarily attributable to state income tax planning strategies.
     Net income was $13,894,000, or $0.27 per common share ($0.27 per diluted share), in the 2009 thirteen-week period compared to $23,743,000, or $0.45 per common share ($0.45 per diluted share), in the 2008 thirteen-week period.

CAPITAL RESOURCES AND LIQUIDITY
     Shareholders’ equity was $254,926,000, or 68% of total capitalization (defined as total debt plus equity), at March 28, 2009, compared to $253,136,000, or 65% of total capitalization, at December 27, 2008. The increase in shareholders’ equity was primarily a result of net income and the effect of the exercises of stock options during the period, partially offset by the purchase of 391,018 shares of the Company’s common stock at a total cost of $11,958,000 and dividends paid. The Company paid $0.04 per share, or $2,068,000, in cash dividends during the thirteen-week period ended March 28, 2009. It is the intention of the Board of Directors to continue to pay a quarterly dividend. As of March 28, 2009, the Company may purchase up to an additional 2,608,982 shares of its common stock under its authorized stock purchase programs. Long-term debt, including current maturities, was $117,490,000 at March 28, 2009, $18,955,000 lower than at December 27, 2008.
     Working capital and the ratio of current assets to current liabilities were $217,920,000 and 2.1 to 1, respectively, at March 28, 2009, compared with $238,817,000 and 2.0 to 1, respectively, at December 27, 2008. Landstar has historically operated with current ratios within the range of 1.5 to 1 to 2.0 to 1. Cash provided by operating activities was $80,993,000 in the 2009 thirteen-week period compared with $34,266,000 in the 2008 thirteen-week period. The increase in cash flow provided by operating activities was primarily attributable to the timing of collections of receivables.
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
     At March 28, 2009, the Company had $50,000,000 in borrowings outstanding and $28,032,000 of letters of credit outstanding under the Credit Agreement. At March 28, 2009, there was $146,968,000 available for future borrowings under the Credit Agreement. In addition, the Company has $45,417,000 in letters of credit outstanding, as collateral for insurance claims, that are secured by investments and cash equivalents totaling $47,879,000. Investments, all of which are carried at fair value, consist of investment-grade bonds having maturities of up to five years. Fair value of investments is based primarily on quoted market prices.
     Historically, the Company has generated sufficient operating cash flow to meet its debt service requirements, fund continued growth, both internal and through acquisitions, complete or execute share purchases of its common stock under authorized share purchase programs, pay dividends and meet working capital needs. As a non-asset based provider of transportation capacity and logistics services, the Company’s annual capital requirements for operating property are generally for trailing equipment and management information services equipment. In addition, a significant portion of the trailing equipment used by the Company is provided by third party capacity providers, thereby reducing the Company’s capital requirements. During the 2009 thirteen-week period, the Company purchased $555,000 of operating property and acquired $6,585,000 of trailing equipment by entering into capital leases. Landstar anticipates purchasing approximately $10,000,000 in operating property, primarily new trailing equipment to replace older trailing equipment, and information technology equipment during the remainder of fiscal year 2009 either by purchase or lease financing.
     The Company operates from its primary headquarters facility located at 13410 Sutton Park Drive South, Jacksonville, Florida (the “Facility”). The Facility is leased under a lease agreement between the Company and DRA CRT Landstar LLC, a non-related entity to the Company, as successor to Koger Equity , Inc., dated April 30, 1998 (the “Lease”). The Lease provides the Company with an option to purchase the Facility, including the land and the fixtures located thereon at a fixed price of $21,135,000 in the first quarter of 2010 (the “Purchase Option”). The Company expects to exercise the Purchase Option in the first quarter of 2010, subject to the satisfaction of certain customary conditions under the terms of the Purchase Option. It is expected the purchase will be funded from the Company’s existing cash and cash equivalents or from available funds under the Company’s senior credit facility.
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
     However, the ruling of the Appellate Court reversed the District Court’s rulings (i) that an old version of the lease formerly used by Defendants but not in use with any current BCO Independent Contractor complied with applicable disclosure requirements under the federal leasing regulations with respect to adjustments to compensation payable to BCO Independent Contractors on certain loads sourced from the U.S. Department of Defense, and (ii) that the Defendants had provided sufficient documentation to BCO Independent Contractors under the applicable federal leasing regulations relating to how the component elements of Charge-back Deductions were computed. The Appellate Court then remanded the case to the District Court to permit the Plaintiffs to seek injunctive relief with respect to these violations of the federal leasing regulations and to hold an evidentiary hearing to give the Named Plaintiffs an opportunity to produce evidence of any damages they actually sustained as a result of such violations.
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
     The Company is involved in certain other claims and pending litigation arising from the normal conduct of business. Based on knowledge of the facts and, in certain cases, opinions of outside counsel, management believes that adequate provisions have been made for probable losses with respect to the resolution of all such other claims and pending litigation and that the ultimate outcome, after provisions in respect thereof, will not have a material adverse effect on the financial condition of the Company, but could have a material effect on the results of operations in a given quarter or year.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
     The allowance for doubtful accounts for both trade and other receivables represents management’s estimate of the amount of outstanding receivables that will not be collected. During the 2009 thirteen-week period, the Company experienced a higher level of customer bad debt expense than experienced in any quarter of any of the previous five years. Management believes this resulted from the difficult economic environment experienced by the Company’s customers. Historically, management’s estimates for uncollectible receivables have been materially correct. Although management believes the amount of the allowance for both trade and other receivables at March 28, 2009 is appropriate, a prolonged period of low or negative economic growth may adversely affect the collection of these receivables. Conversely, a more robust economic environment may result in the realization of some portion of the estimated uncollectible receivables.
     Landstar provides for the estimated costs of self-insured claims primarily on an actuarial basis. The amount recorded for the estimated liability for claims incurred is based upon the facts and circumstances known on the applicable balance sheet date. The ultimate resolution of these claims may be for an amount greater or less than the amount estimated by management. Historically, the Company has experienced both favorable and unfavorable development of prior years claims estimates. The Company continually revises its existing claim estimates as new or revised information becomes available on the status of each claim. During the 2009 and 2008 thirteen-week periods, insurance and claims costs included $132,000 and $2,482,000, respectively, of favorable adjustments to prior years’ claims estimates. It is reasonably likely that the ultimate outcome of settling all outstanding claims will be more or less than the estimated claims reserve at March 28, 2009.
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
RECENTLY ISSUED ACCOUNTING STANDARDS NOT CURRENTLY EFFECTIVE
     In April 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP 115-2”). FSP 115-2 provides guidance on determining whether impairments in debt securities are other-than-temporary and modifies the presentation and disclosures surrounding such instruments. FSP 115-2 is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009. The Company plans to adopt the provisions of FSP 115-2 during the second quarter of 2009, but does not believe this guidance will have a material effect on the financial position or results of operations of the Company.

FORWARD-LOOKING STATEMENTS
     The following is a “safe harbor” statement under the Private Securities Litigation Reform Act of 1995. Statements contained in this document that are not based on historical facts are “forward-looking statements.” This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Form 10-Q contain forward-looking statements, such as statements which relate to Landstar’s business objectives, plans, strategies and expectations. Terms such as “anticipates,” “believes,” “estimates,” “expects,” “plans,” “predicts,” “may,” “should,” “could,” “will,” the negative thereof and similar expressions are intended to identify forward-looking statements. Such statements are by nature subject to uncertainties and risks, including but not limited to: an increase in the frequency or severity of accidents or other claims; unfavorable development of existing accident claims; dependence on third party insurance companies; dependence on independent commission sales agents; dependence on third party capacity providers; substantial industry competition; dependence on key personnel; disruptions or failures in our computer systems; changes in fuel taxes; status of independent contractors; a downturn in economic growth or growth in the transportation sector; and other operational, financial or legal risks or uncertainties detailed in Landstar’s Form 10-K for the 2008 fiscal year, described in Item 1A “Risk Factors,” this report or in Landstar’s other Securities and Exchange Commission filings from time to time. These risks and uncertainties could cause actual results or events to differ materially from historical results or those anticipated. Investors should not place undue reliance on such forward-looking statements and the Company undertakes no obligation to publicly update or revise any forward-looking statements.
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
     Borrowings under the Credit Agreement bear interest at rates equal to, at the option of the Company, either (i) the greater of (a) the prime rate as publicly announced from time to time by JPMorgan Chase Bank, N.A. and (b) the federal funds effective rate plus .5%, or, (ii) the rate at the time offered to JPMorgan Chase Bank, N.A. in the Eurodollar market for amounts and periods comparable to the relevant loan plus, in either case, a margin that is determined based on the level of the Company’s Leverage Ratio, as defined in the Credit Agreement. As of March 28, 2009, the weighted average interest rate on borrowings outstanding was 1.42%. During the first quarter of 2009, the average outstanding balance under the Credit Agreement was approximately $57,258,000. Based on the borrowing rates in the Credit Agreement and the repayment terms, the fair value of the outstanding borrowings as of March 28, 2009 was estimated to approximate carrying value. Assuming that debt levels on the Credit Agreement remain at $50,000,000, the balance at March 28, 2009, a hypothetical increase of 100 basis points in current rates provided for under the Credit Agreement is estimated to result in an increase in interest expense of $500,000 on an annualized basis.
     All amounts outstanding under the Credit Agreement are payable on June 27, 2013, the expiration date of the Credit Agreement.
     Long-term investments, all of which are available-for-sale, consist of investment-grade bonds having maturities of up to five years. Assuming that the long-term portion of investments in bonds remains at $12,254,000, the balance at March 28, 2009, a hypothetical increase or decrease in interest rates of 100 basis points would not have a material impact on future earnings on an annualized basis. Short-term investments consist of short-term investment-grade instruments and the current maturities of investment-grade bonds. Accordingly, any future interest rate risk on these short-term investments would not be material.
     Assets and liabilities of the Company’s Canadian operation are translated from their functional currency to U.S. dollars using exchange rates in effect at the balance sheet date and revenue and expense accounts are translated at average monthly exchange rates during the period. Adjustments resulting from the translation process are included in accumulated other comprehensive income. Transactional gains and losses arising from receivable and payable balances, including intercompany balances, in the normal course of business that are denominated in a currency other than the functional currency of the applicable operation are recorded in such operation’s statements of income when they occur. The net assets held at Landstar’s Canadian subsidiary at March 28, 2009 were, as translated to U.S. dollars, less than 1% of total consolidated net assets. Accordingly, any translation gain or loss related to the Canadian operation would not be material.
Item 4. Controls and Procedures
     As of the end of the period covered by this quarterly report on Form 10-Q, an evaluation was carried out, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended). Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of March 28, 2009, to provide reasonable assurance that information required to be disclosed by the Company in reports that it filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.
     There were no significant changes in the Company’s internal controls over financial reporting during the Company’s fiscal quarter ended March 28, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
     However, the ruling of the Appellate Court reversed the District Court’s rulings (i) that an old version of the lease formerly used by Defendants but not in use with any current BCO Independent Contractor complied with applicable disclosure requirements under the federal leasing regulations with respect to adjustments to compensation payable to BCO Independent Contractors on certain loads sourced from the U. S. Department of Defense, and (ii) that the Defendants had provided sufficient documentation to BCO Independent Contractors under the applicable federal leasing regulations relating to how the component elements of Charge-back Deductions were computed. The Appellate Court then remanded the case to the District Court to permit the Plaintiffs to seek injunctive relief with respect to these violations of the federal leasing regulations and to hold an evidentiary hearing to give the Named Plaintiffs an opportunity to produce evidence of any damages they actually sustained as a result of such violations.
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
     The Company is involved in certain other claims and pending litigation arising from the normal conduct of business. Based on knowledge of the facts and, in certain cases, opinions of outside counsel, management believes that adequate provisions have been made for probable losses with respect to the resolution of all such other claims and pending litigation and that the ultimate outcome, after provisions in respect thereof, will not have a material adverse effect on the financial condition of the Company, but could have a material effect on the results of operations in a given quarter or year.

Item 1A. Risk Factors
     For a discussion identifying risk factors and other important factors that could cause actual results to differ materially from those anticipated, see the discussions under Part I, Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 27, 2008, and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Notes to Consolidated Financial Statements” in this Quarterly Report on Form 10-Q.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Company
     The following table provides information regarding the Company’s purchases of its common stock during the period from December 28, 2008 to March 28, 2009, the Company’s first fiscal quarter:

			Total Number of Shares	Maximum Number of
			Purchased as Part of	Shares That May Yet
	Total Number of	Average Price Paid	Publicly Announced	Be Purchased Under
Fiscal Period	Shares Purchased	Per Share	Programs	the Programs

December 27, 2008				1,430,623
Dec. 28, 2008 — Jan. 24, 2009				1,430,623
Jan. 25, 2009 — Feb. 21, 2009	150,000	$34.37	150,000	2,850,000
Feb. 22, 2009 — March 28, 2009	241,018	$28.22	241,018	2,608,982

Total	391,018	$30.58	391,018

     On July 16, 2008, Landstar System, Inc. announced that it had been authorized by its Board of Directors to purchase up to an additional 2,000,000 shares of its common stock from time to time in the open market and in privately negotiated transactions. On January 28, 2009, Landstar System, Inc. announced that it had been authorized by its Board of Directors to purchase up to an additional 1,569,377 shares of its common stock from time to time in the open market or in privately negotiated transactions. No specific expiration date has been assigned to either the July 16, 2008 or January 28, 2009 authorizations.
     During the thirteen-week period ended March 28, 2009, Landstar paid dividends as follows:

Dividend Amount	Declaration	Record	Payment
per share	Date	Date	Date

$0.04	January 27, 2009	February 6, 2009	February 27, 2009
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

LANDSTAR SYSTEM, INC.
Date: May 1, 2009	/s/ Henry H. Gerkens
Henry H. Gerkens
President and Chief Executive Officer

Date: May 1, 2009	/s/ James B. Gattoni
James B. Gattoni
Vice President and Chief Financial Officer