Form 10-Q
period 2009-06-27
LANDSTAR SYSTEM INC
filed 2009-07-31
CIK 853816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 27, 2009
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
     Yes ☑     No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files):
     Yes ☐     No ☐
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
     Yes ☐     No ☑
     The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of the close of business on July 17, 2009 was 51,312,580.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
     The interim consolidated financial statements contained herein reflect all adjustments (all of a normal, recurring nature) which, in the opinion of management, are necessary for a fair statement of the financial condition, results of operations, cash flows and changes in shareholders’ equity for the periods presented. They have been prepared in accordance with Rule 10-01 of Regulation S-X and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the twenty six weeks ended June 27, 2009 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 26, 2009.
     These interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s 2008 Annual Report on Form 10-K.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)
(Unaudited)

	June 27,	Dec. 27,
	2009	2008

ASSETS
Current Assets
Cash and cash equivalents	$92,091	$98,904
Short-term investments	23,791	23,479
Trade accounts receivable, less allowance of $7,092 and $6,230	237,516	315,065
Other receivables, including advances to independent contractors, less allowance of $5,344 and $4,298	12,639	10,083
Deferred income taxes and other current assets	28,128	27,871

Total current assets	394,165	475,402

Operating property, less accumulated depreciation and amortization of $115,023 and $106,635	124,513	124,178
Goodwill	31,134	31,134
Other assets	33,512	32,816

Total assets	$583,324	$663,530

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Cash overdraft	$20,471	$32,065
Accounts payable	91,858	105,882
Current maturities of long-term debt	25,881	24,693
Insurance claims	27,410	23,545
Accrued income taxes	11,948	12,239
Other current liabilities	34,435	38,161

Total current liabilities	212,003	236,585

Long-term debt, excluding current maturities	37,778	111,752
Insurance claims	34,459	38,278
Deferred income taxes	27,825	23,779

Shareholders’ Equity
Common stock, $0.01 par value, authorized 160,000,000 shares, issued 66,181,267 and 66,109,547 shares	662	661
Additional paid-in capital	158,543	154,533
Retained earnings	731,959	704,331
Cost of 14,868,687 and 14,424,887 shares of common stock in treasury	(619,609)	(605,828)
Accumulated other comprehensive loss	(296)	(561)

Total shareholders’ equity	271,259	253,136

Total liabilities and shareholders’ equity	$583,324	$663,530

See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share amounts)
(Unaudited)

	Twenty Six Weeks Ended		Thirteen Weeks Ended
	June 27,	June 28,	June 27,	June 28,
	2009	2008	2009	2008

Revenue	$960,411	$1,306,479	$491,164	$697,651
Investment income	675	1,869	250	773
Costs and expenses:
Purchased transportation	717,891	1,003,345	366,567	538,316
Commissions to agents	78,251	99,590	39,927	52,776
Other operating costs	14,838	13,940	7,388	7,356
Insurance and claims	18,799	19,034	9,797	9,513
Selling, general and administrative	66,612	70,958	32,243	35,101
Depreciation and amortization	11,201	10,307	5,716	5,177

Total costs and expenses	907,592	1,217,174	461,638	648,239

Operating income	53,494	91,174	29,776	50,185
Interest and debt expense	2,136	3,878	973	1,736

Income before income taxes	51,358	87,296	28,803	48,449
Income taxes	19,607	33,788	10,946	18,684

Net income	$31,751	$53,508	$17,857	$29,765

Earnings per common share	$0.62	$1.01	$0.35	$0.56

Diluted earnings per share	$0.61	$1.01	$0.35	$0.56

Average number of shares outstanding:
Earnings per common share	51,453,000	52,726,000	51,330,000	52,851,000

Diluted earnings per share	51,636,000	53,198,000	51,487,000	53,373,000

Dividends paid per common share	$0.0800	$0.0750	$0.0400	$0.0375

See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Twenty Six Weeks Ended
	June 27,	June 28,
	2009	2008
OPERATING ACTIVITIES
Net income	$31,751	$53,508
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of operating property	11,201	10,307
Non-cash interest charges	109	87
Provisions for losses on trade and other accounts receivable	4,868	3,156
Losses (gains) on sales/disposals of operating property	(80)	7
Director compensation paid in common stock	—	634
Deferred income taxes, net	3,542	4,183
Stock-based compensation	2,570	3,352
Changes in operating assets and liabilities:
Decrease (increase) in trade and other accounts receivable	70,125	(47,409)
Decrease (increase) in other assets	388	(7,056)
Increase (decrease) in accounts payable	(14,024)	15,664
Decrease in other liabilities	(4,149)	(1,405)
Increase (decrease) in insurance claims	46	(440)

NET CASH PROVIDED BY OPERATING ACTIVITIES	106,347	34,588

INVESTING ACTIVITIES
Net change in other short-term investments	4,553	(2,783)
Sales and maturities of investments	5,612	7,529
Purchases of investments	(11,049)	(6,881)
Purchases of operating property	(2,047)	(3,997)
Proceeds from sales of operating property	384	23

NET CASH USED BY INVESTING ACTIVITIES	(2,547)	(6,109)

FINANCING ACTIVITIES
Increase (decrease) in cash overdraft	(11,594)	4,368
Dividends paid	(4,123)	(3,955)
Proceeds from exercises of stock options	1,116	11,993
Excess tax benefit on stock option exercises	325	1,630
Borrowings on revolving credit facility	—	67,000
Purchases of common stock	(13,781)	—
Principal payments on long-term debt and capital lease obligations	(82,579)	(91,473)

NET CASH USED BY FINANCING ACTIVITIES	(110,636)	(10,437)

Effect of exchange rate changes on cash and cash equivalents	23	—

Increase (decrease) in cash and cash equivalents	(6,813)	18,042
Cash and cash equivalents at beginning of period	98,904	60,750

Cash and cash equivalents at end of period	$92,091	$78,792

See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
Twenty Six Weeks Ended June 27, 2009
(Dollars in thousands)
(Unaudited)

							Accumulated
			Additional		Treasury Stock		Other
	Common Stock		Paid-In	Retained	at Cost		Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	Income (Loss)	Total

Balance December 27, 2008	66,109,547	$661	$154,533	$704,331	14,424,887	$(605,828)	$(561)	$253,136

Net income				31,751				31,751

Dividends paid ($0.08 per share)				(4,123)				(4,123)

Purchases of common stock					443,800	(13,781)		(13,781)

Stock-based compensation			2,570					2,570

Exercises of stock options, including excess tax benefit	71,720	1	1,440					1,441

Foreign currency translation							23	23

Unrealized gain on available-for-sale investments, net of income taxes							242	242

Balance June 27, 2009	66,181,267	$662	$158,543	$731,959	14,868,687	$(619,609)	$(296)	$271,259

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
(1)     Share-based Payments
     The Company’s Board of Directors has amended and restated the 2002 Employee Stock Option Plan. As amended and restated, the 2002 Employee Stock Option Plan is now called the Amended and Restated 2002 Employee Stock Option and Stock Incentive Plan (the “ESOSIP”). The ESOSIP was approved by vote of the Company’s shareholders at the Annual Meeting of Stockholders on April 30, 2009. The amendment and restatement of the ESOSIP will, among other things, provide the Compensation Committee of the Company’s Board of Directors the power to grant equity and equity-based awards in addition to stock options, including restricted stock, stock appreciation rights, performance shares and other stock based awards. It also extends the term of the ESOSIP to 10 years after the date it was amended and restated by the Company’s Board of Directors for all awards, except for incentive stock options which may not be granted after the tenth anniversary of the date the 2002 Employee Stock Option Plan was originally adopted by the Board.
     In revising the ESOSIP, the Company has not increased the number of shares available for grant under the 2002 Employee Stock Option Plan. As originally adopted, 800,000 shares were authorized for issuance. Through the adjustment provisions of the 2002 Employee Stock Option Plan, to reflect stock splits with respect to the Company’s common stock, the number of shares authorized for issuance has been adjusted to be 6,400,000 shares. Awards of restricted stock, performance shares or other stock-based awards now authorized under the ESOSIP would be made from the existing pool of shares available under the 2002 Employee Stock Option Plan. Moreover, to the extent that the awards of restricted stock, performance shares or other stock-based awards provide the recipient with the “full value” of the shares, and the settlement of an existing obligation is not otherwise payable in cash, each share granted would count as two shares against the share limit in the ESOSIP.
     As of June 27, 2009, the Company had an employee stock option plan, the ESOSIP and one stock option plan for members of its Board of Directors (the “Plans”). No further grants can be made under the employee stock option plan as its term for granting stock options has expired. In addition, no further grants are to be made under the stock option plan for members of the Board of Directors. Amounts recognized in the financial statements with respect to these Plans are as follows (in thousands):

	Twenty Six Weeks Ended		Thirteen Weeks Ended
	June 27,	June 28,	June 27,	June 28,
	2009	2008	2009	2008

Total cost of the Plans during the period	$2,570	$3,352	$1,181	$1,659
Amount of related income tax benefit recognized during the period	650	1,060	297	530

Net cost of the Plans during the period	$1,920	$2,292	$884	$1,129

     The fair value of each option grant on its grant date was calculated using the Black-Scholes option pricing model with the following weighted average assumptions for grants made in the 2009 and 2008 twenty-six-week periods:

	2009	2008

Expected volatility	38.0%	33.0%
Expected dividend yield	0.400%	0.375%
Risk-free interest rate	1.50%	3.00%
Expected lives (in years)	4.0	4.1

     The Company utilizes historical data, including exercise patterns and employee departure behavior, in estimating the term options will be outstanding. Expected volatility was based on historical volatility and other factors, such as expected changes in volatility arising from planned changes to the Company’s business, if any. The risk-free interest rate was based on the yield of zero coupon U.S. Treasury bonds for terms that approximated the terms of the options granted. The weighted average grant date fair value of stock options granted during the twenty-six-week periods ended June 27, 2009 and June 28, 2008 was $11.75 and $12.60, respectively.
     The following table summarizes information regarding the Company’s stock options under the Plans:

			Weighted Average
		Weighted Average	Remaining
	Number of	Exercise Price	Contractual	Aggregate Intrinsic
	Options	per Share	Term (years)	Value (000s)

Options outstanding at December 27, 2008	2,505,644	$35.47
Granted	362,000	$38.24
Exercised	(71,720)	$15.57
Forfeited	(93,000)	$42.74

Options outstanding at June 27, 2009	2,702,924	$36.12	7.0	$0

Options exercisable at June 27, 2009	1,333,424	$31.39	5.4	$6,136

     As of June 27, 2009, there were 1,906,747 stock options outstanding that were out-of-the-money based on that day’s per share closing market price of $35.99 as reported on the NASDAQ Global Select Market. The remaining 796,177 stock options outstanding as of June 27, 2009 that were in-the-money had an aggregate intrinsic value of $10,777,000. The total intrinsic value of stock options exercised during the twenty-six-week periods ended June 27, 2009 and June 28, 2008 was $1,453,000 and $10,046,000, respectively.
     As of June 27, 2009, there were 5,300,824 shares of the Company’s common stock reserved for issuance upon exercise of options granted and to be granted under the Plans.
     As of June 27, 2009, there was $13,429,000 of total unrecognized compensation cost related to non-vested stock options granted under the Plans. The compensation cost related to these non-vested options is expected to be recognized over a weighted average period of 3.5 years.
     Under the Directors’ Stock Compensation Plan, outside members of the Board of Directors who are elected or re-elected to the Board receive 6,000 shares of common stock of the Company, subject to certain restrictions including restrictions on transfer. The Company issued 12,000 shares of its common stock in the twenty-six-week period ended June 28, 2008 to members of the Board of Directors upon such members’ re-election at the 2008 annual stockholders’ meeting. During the 2008 twenty-six-week period, the Company reported $634,000 in compensation expense representing the fair market value of these share awards. There were no such shares issued in the twenty-six-week period ended June 27, 2009. As of June 27, 2009, there were 138,423 shares of the Company’s common stock reserved for issuance upon the grant of stock under the Directors’ Stock Compensation Plan.
(2)     Income Taxes
     The provisions for income taxes for the 2009 and 2008 twenty-six-week periods were based on estimated full year combined effective income tax rates of approximately 38.2% and 38.7%, respectively, which were higher than the statutory federal income tax rate primarily as a result of state taxes, the meals and entertainment exclusion and non-deductible stock-based compensation.
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

     The following table provides a reconciliation of the average number of common shares outstanding used to calculate earnings per share to the average number of common shares and common share equivalents outstanding used to calculate diluted earnings per share (in thousands):

	Twenty Six Weeks Ended		Thirteen Weeks Ended
	June 27,	June 28,	June 27,	June 28,
	2009	2008	2009	2008

Average number of common shares outstanding	51,453	52,726	51,330	52,851
Incremental shares from assumed exercises of stock options	183	472	157	522

Average number of common shares and common share equivalents outstanding	51,636	53,198	51,487	53,373

     For the twenty-six-week and thirteen-week periods ended June 27, 2009 there were 2,012,747 and 1,906,747, respectively, options outstanding to purchase shares of common stock excluded from the calculation of diluted earnings per share because they were antidilutive. There were no options outstanding to purchase shares of common stock excluded from the calculation of diluted earnings per share because they were antidilutive for the twenty-six-week and thirteen-week periods ended June 28, 2008.
(4)     Additional Cash Flow Information
     During the 2009 twenty-six-week period, Landstar paid income taxes and interest of $11,777,000 and $2,438,000, respectively. During the 2008 twenty-six-week period, Landstar paid income taxes and interest of $31,090,000 and $4,577,000, respectively. Landstar acquired operating property by entering into capital leases in the amount of $9,793,000 and $703,000 in the 2009 and 2008 twenty-six-week periods, respectively.
(5)     Segment Information
     The following tables summarize information about Landstar’s reportable business segments as of and for the twenty-six-week and thirteen-week periods ended June 27, 2009 and June 28, 2008 (in thousands):

	Twenty Six Weeks Ended
	June 27, 2009			June 28, 2008
	Transportation			Transportation
	Logistics	Insurance	Total	Logistics	Insurance	Total

External revenue	$942,032	$18,379	$960,411	$1,288,231	$18,248	$1,306,479
Investment income		675	675		1,869	1,869
Internal revenue		15,517	15,517		15,861	15,861
Operating income	36,496	16,998	53,494	73,560	17,614	91,174
Goodwill	31,134		31,134	31,134		31,134

	Thirteen Weeks Ended
	June 27, 2009			June 28, 2008
	Transportation			Transportation
	Logistics	Insurance	Total	Logistics	Insurance	Total
External revenue	$482,098	$9,066	$491,164	$688,631	$9,020	$697,651
Investment income		250	250		773	773
Internal revenue		9,686	9,686		10,009	10,009
Operating income	21,390	8,386	29,776	41,174	9,011	50,185
     In the twenty-six-week and thirteen-week periods ended June 28, 2008, one customer accounted for 10 percent of the Company’s revenue. In the twenty-six-week and thirteen-week periods ended June 27, 2009, there were no customers who accounted for 10 percent or more of the Company’s revenue.
(6)     Comprehensive Income
     The following table includes the components of comprehensive income for the twenty-six-week and thirteen-week periods ended June 27, 2009 and June 28, 2008 (in thousands):

	Twenty Six Weeks Ended		Thirteen Weeks Ended
	June 27,	June 28,	June 27,	June 28,
	2009	2008	2009	2008
Net income	$31,751	$53,508	$17,857	$29,765
Unrealized holding gains/(losses) on available-for-sale investments, net of income taxes	242	(137)	394	(341)
Foreign currency translation gains	23	—	110	—

Comprehensive income	$32,016	$53,371	$18,361	$29,424

     Management has performed an analysis of the nature of the unrealized losses on available-for-sale investments to determine whether such losses are other-than-temporary. Unrealized losses, representing the excess of the purchase price of an investment over its market value as of the end of a period, considered to be other-than-temporary are to be included as a charge in the statement of income while unrealized losses considered to be temporary are to be included as a component of shareholders’ equity. The accumulated unrealized loss on available-for-sale investments as of June 28, 2008 was considered by management to be temporary and therefore was reported as a component of shareholders’ equity. The Company implemented the provisions of the Financial Accounting Standards Board Staff Position No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP 115-2”) during the Company’s 2009 second fiscal quarter. The implementation of FSP 115-2 did not have a material effect on the financial position or results of operations of the Company.
     Accumulated other comprehensive loss as reported as a component of shareholders’ equity at June 27, 2009 of $296,000 represents the unrealized net loss on the translation of the financial statements of the Company’s Canadian operations of $316,000 net of the cumulative unrealized holding gains on available-for-sale investments, net of income taxes, of $20,000.
(7)     Commitments and Contingencies
     As of June 27, 2009, Landstar had $28,847,000 of letters of credit outstanding under the Company’s revolving credit facility and $45,258,000 of letters of credit secured by investments held by the Company’s insurance segment. Short-term investments include $9,457,000 in current maturities of investment-grade bonds and $14,334,000 of cash equivalents held by the Company’s insurance segment at June 27, 2009. These short-term investments together with $12,827,000 of the non-current portion of investment-grade bonds and $10,868,000 of cash equivalents included in other assets at June 27, 2009, provide collateral for the $45,258,000 of letters of credit issued to guarantee payment of insurance claims.
     As further described in periodic and current reports previously filed by the Company with the Securities and Exchange Commission (the “SEC”), the Company and certain of its subsidiaries (the “Defendants”) are defendants in a suit (the “Litigation”) brought in the United States District Court for the Middle District of Florida (the “District Court”) by the Owner-Operator Independent Drivers Association, Inc. (“OOIDA”) and four former BCO Independent Contractors (the “Named Plaintiffs” and, with OOIDA, the “Plaintiffs”) on behalf of all independent contractors who provide truck capacity to the Company and its subsidiaries under exclusive lease arrangements (the “BCO Independent Contractors”). The Plaintiffs allege that certain aspects of the Company’s motor carrier leases and related practices with its BCO Independent Contractors violate certain federal leasing regulations and seek injunctive relief, an unspecified amount of damages and attorneys’ fees.
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
(8)     Concentrations of Credit Risk in Key Customers
     Financial instruments that potentially subject the Company to significant concentrations of credit risk include accounts receivable from trade customers. The Company performs ongoing credit evaluations of the financial condition of its customers and an allowance for doubtful accounts is maintained as required under U.S. generally accepted accounting principles. As a result of the significant weakness in the U.S. economy, the Company experienced a higher level of customer bad debt expense during the first half of 2009 than experienced in any first half of any of the previous five years. Credit risk with respect to the Company’s accounts receivable historically has been broadly diversified due to the large number of entities comprising the Company’s customer base and their dispersion across many different industries and geographical regions. No single customer accounted for more than 10% of Company revenue for the twenty-six-week period ended June 27, 2009, and no single customer accounted for more than 10% of the gross accounts receivable balance at June 27, 2009. It should be noted, however, that revenue from customers in the automotive sector represented in the aggregate approximately 7% of the Company’s revenue for the 2009 twenty-six-week period. The Company estimates that receivable balances relating to customers with a significant concentration of their business in the automotive sector represented approximately 7% of gross accounts receivable at June 27, 2009. The financial condition of the U.S. domestic automotive industry may be adversely affected by the availability of credit to U.S. consumers and the overall financial condition of the U.S. economy, both of which continue to show signs of weakness. A significant deterioration in the financial condition or operations of the Company’s customers within the automotive sector, including the larger U.S. domestic automobile vendors, suppliers and other service providers, or in the Company’s non-automotive sector customer accounts, could negatively impact the collectability of trade accounts receivable due from these customers, which could result in an adverse effect on the Company’s operating results in a given quarter or year.
(9)     Subsequent Event
     In the first week of the Company’s 2009 fiscal third quarter, the Company completed the acquisitions of two supply chain transportation integration companies. During the 2009 second quarter, the Company incurred $2,005,000, or $0.02 per common share ($0.02 per diluted share), in one-time costs related to the completion of these acquisitions. Cash paid plus net liabilities assumed for the acquisitions was approximately $32,000,000. In addition, the Company may be required to pay additional consideration to the prior owner of one of the acquired companies contingent on the acquired company achieving certain levels of earnings through December 2014. The Company expects that the acquisitions will not have a material effect on its revenues and earnings for the remainder of fiscal year end 2009.
     The Company has evaluated the impact of subsequent events through July 29, 2009, the date on which the financial statements were available to be issued, and has determined that all subsequent events have been appropriately reflected in the accompanying financial statements.
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

Introduction
     Landstar System, Inc. and its subsidiary, Landstar System Holdings, Inc. (together, referred to herein as “Landstar” or the “Company”), is a non-asset based transportation and logistics services company, providing transportation capacity and related transportation services to shippers throughout the United States and, to a lesser extent, in Canada, and between the United States and Canada, Mexico and other countries. These business services emphasize safety, information coordination and customer service and are delivered through a network of independent commission sales agents and third party capacity providers linked together by a series of technological applications which are provided and coordinated by the Company. The Company markets its services primarily through independent commission sales agents and exclusively utilizes third party capacity providers to handle customers’ freight. The nature of the Company’s business is such that a significant portion of its operating costs varies directly with revenue.
     The transportation logistics segment provides a wide range of transportation and logistics services, including truckload transportation, rail intermodal, air cargo and ocean cargo services, the arrangement of multimodal (ground, air, ocean and rail) moves and warehousing. Industries serviced by the transportation logistics segment include automotive products, paper, lumber and building products, metals, chemicals, foodstuffs, heavy machinery, retail, electronics, ammunition and explosives and military hardware. In addition, the transportation logistics segment provides transportation services to other transportation companies, including logistics and less-than-truckload service providers. The transportation logistics segment also provides dedicated contract and logistics solutions, including freight optimization and less-than-truckload freight consolidations, expedited ground and air delivery of time-critical freight and the movement of containers via ocean. This segment markets its services primarily through independent commission sales agents who enter into contractual arrangements with Landstar and are responsible for locating freight, making that freight available to Landstar’s capacity providers and coordinating the transportation of the freight with customers and capacity providers. The Company’s third party capacity providers consist of independent contractors who provide truck capacity to the Company under exclusive lease arrangements (the “BCO Independent Contractors”), trucking companies who provide truck capacity to the Company under non-exclusive contractual arrangements (the “Truck Brokerage Carriers”), air cargo carriers, ocean cargo carriers, railroads and independent warehouse capacity providers (“Warehouse Capacity Owners”). As of June 27, 2009, Landstar had approximately 120 Warehouse Capacity Owners under contract. The Company has contracts with all of the Class 1 domestic railroads and certain Canadian railroads and contracts with domestic and international airlines and ocean lines. Each of the independent commission sales agents has the opportunity to market all of the services provided by the transportation logistics segment. During the twenty six weeks ended June 27, 2009, revenue hauled by BCO Independent Contractors, Truck Brokerage Carriers, rail intermodal, ocean cargo carriers and air cargo carriers represented 58%, 35%, 4%, 2%, and 1%, respectively, of the Company’s transportation logistics segment revenue.
     The insurance segment is comprised of Signature Insurance Company, a wholly owned offshore insurance subsidiary, and Risk Management Claim Services, Inc. This segment provides risk and claims management services to Landstar’s Operating Subsidiaries. In addition, it reinsures certain risks of the Company’s BCO Independent Contractors and provides certain property and casualty insurance directly to Landstar’s operating subsidiaries. Revenue, representing premiums on reinsurance programs provided to the Company’s BCO Independent Contractors, at the insurance segment represented approximately 2% of the Company’s total revenue for the twenty six weeks ended June 27, 2009.
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
     While customer demand, which is subject to overall economic conditions, ultimately drives increases or decreases in revenue, the Company primarily relies on its independent commission sales agents to establish customer relationships and generate revenue opportunities. Management’s primary focus with respect to revenue growth is on revenue generated by independent commission sales agents who on an annual basis generate $1 million or more of Landstar revenue (“Million Dollar Agents”). Management believes future revenue growth is primarily dependent on its ability to increase both the revenue generated by Million Dollar Agents and the number of Million Dollar Agents through a combination of recruiting new agents and increasing the revenue opportunities generated by existing independent commission sales agents. During the 2008 fiscal year, 484 independent commission sales agents generated $1 million or more of Landstar’s revenue and thus qualified as Million Dollar Agents. During the 2008 fiscal year, the average revenue generated by a Million Dollar Agent was $4,907,000 and revenue generated by Million Dollar Agents in the aggregate represented 90% of consolidated Landstar revenue. The Company had 1,436 and 1,409 agent locations at June 27, 2009 and June 28, 2008, respectively.

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

	Twenty Six Weeks Ended		Thirteen Weeks Ended
	June 27,	June 28,	June 27,	June 28,
	2009	2008	2009	2008
Revenue generated through (in thousands):

BCO Independent Contractors	$550,665	$700,195	$288,600	$375,391
Truck Brokerage Carriers	329,479	490,334	165,236	261,701
Rail intermodal	36,728	71,598	17,410	37,809
Ocean cargo carriers	17,518	18,220	8,667	9,786
Air cargo carriers	7,508	7,449	2,121	3,860
Other (1)	18,513	18,683	9,130	9,104

	$960,411	$1,306,479	$491,164	$697,651

Number of loads:

BCO Independent Contractors	365,000	429,080	194,350	225,880
Truck Brokerage Carriers	240,020	288,970	122,370	146,940
Rail intermodal	18,290	31,000	8,710	16,020
Ocean cargo carriers	2,590	2,590	1,350	1,340
Air cargo carriers	5,100	3,870	1,840	1,880

	631,000	755,510	328,620	392,060

Revenue per load:

BCO Independent Contractors	$1,509	$1,632	$1,485	$1,662
Truck Brokerage Carriers	1,373	1,697	1,350	1,781
Rail intermodal	2,008	2,310	1,999	2,360
Ocean cargo carriers	6,764	7,035	6,420	7,303
Air cargo carriers	1,472	1,925	1,153	2,053

(1)	Includes premium revenue generated by the insurance segment and warehousing revenue generated by the transportation logistics segment.
     Also critical to the Company’s success is its ability to secure capacity, particularly truck capacity, at rates that allow the Company to profitably transport customers’ freight. The following table summarizes available truck capacity providers:

	June 27, 2009	June 28, 2008
BCO Independent Contractors	8,286	8,222
Truck Brokerage Carriers:
Approved and active (1)	14,827	16,080
Other approved	11,082	9,219

	25,909	25,299

Total available truck capacity providers	34,195	33,521

Number of trucks provided by BCO Independent Contractors	8,875	8,804

(1)	Active refers to Truck Brokerage Carriers who moved at least one load in the 180 days immediately preceding the fiscal quarter end.
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
     Purchased transportation represents the amount a BCO Independent Contractor or other third party capacity provider is paid to haul freight. The amount of purchased transportation paid to a BCO Independent Contractor is primarily based on a contractually agreed- upon percentage of revenue generated by the haul. Purchased transportation paid to a Truck Brokerage Carrier is based on either a negotiated rate for each load hauled or a contractually agreed-upon rate. Purchased transportation paid to rail intermodal, air cargo or ocean cargo carriers is based on contractually agreed-upon fixed rates. Purchased transportation as a percentage of revenue for truck brokerage, rail intermodal and ocean cargo services is normally higher than that provided by BCO Independent Contractor and air cargo services. Purchased transportation is the largest component of costs and expenses and, on a consolidated basis, increases or decreases in proportion to the revenue generated through BCO Independent Contractors and other third party capacity providers and revenue from the insurance segment. Purchased transportation costs are recognized upon the completion of freight delivery.
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
     Potential liability associated with accidents in the trucking industry is severe and occurrences are unpredictable. Landstar’s retained liability for individual commercial trucking claims varies depending on when such claims are incurred. For commercial trucking claims, Landstar retains liability up to $5,000,000 per occurrence. The Company also retains liability for each general liability claim up to $1,000,000, $250,000 for each workers’ compensation claim and up to $250,000 for each cargo claim. The Company’s exposure to liability associated with accidents incurred by Truck Brokerage Carriers, rail intermodal capacity providers and air cargo and ocean cargo carriers who transport freight on behalf of the Company is reduced by various factors including the extent to which they maintain their own insurance coverage. A material increase in the frequency or severity of accidents, cargo claims or workers’ compensation claims or the unfavorable development of existing claims could be expected to materially adversely affect Landstar’s results of operations.
     Employee compensation and benefits account for over half of the Company’s selling, general and administrative costs.
     Depreciation and amortization primarily relate to depreciation of trailing equipment and management information services equipment.
     The following table sets forth the percentage relationships of income and expense items to revenue for the periods indicated:

	Twenty Six Weeks Ended		Thirteen Weeks Ended
	June 27,	June 28,	June 27,	June 28,
	2009	2008	2009	2008

Revenue	100.0%	100.0%	100.0%	100.0%
Investment income	0.1	0.1	0.1	0.1
Costs and expenses:
Purchased transportation	74.8	76.8	74.6	77.2
Commissions to agents	8.1	7.6	8.1	7.6
Other operating costs	1.5	1.0	1.5	1.0
Insurance and claims	2.0	1.5	2.0	1.4
Selling, general and administrative	6.9	5.4	6.6	5.0
Depreciation and amortization	1.2	0.8	1.2	0.7

Total costs and expenses	94.5	93.1	94.0	92.9

Operating income	5.6	7.0	6.1	7.2
Interest and debt expense	0.3	0.3	0.2	0.3

Income before income taxes	5.3	6.7	5.9	6.9
Income taxes	2.0	2.6	2.3	2.6

Net income	3.3%	4.1%	3.6%	4.3%

     TWENTY SIX WEEKS ENDED JUNE 27, 2009 COMPARED TO TWENTY SIX WEEKS ENDED JUNE 28, 2008
     Revenue for the 2009 twenty-six-week period was $960,411,000, a decrease of $346,068,000, or 26.5%, compared to the 2008 twenty-six-week period. Revenue decreased $346,199,000, or 26.9%, at the transportation logistics segment. The decrease in revenue at the transportation logistics segment was primarily attributable to decreased revenue hauled by BCO Independent Contractors, Truck Brokerage Carriers, rail intermodal carriers and ocean cargo carriers of 21%, 33%, 49% and 4%, respectively, partially offset by increased revenue hauled by air cargo carriers of 1%. The number of loads in the 2009 period hauled by BCO Independent

Contractors, Truck Brokerage Carriers and rail intermodal carriers decreased 15%, 17% and 41%, respectively, compared to the 2008 period. The number of loads hauled by air cargo carriers increased 32% over the 2008 period, while the number of loads hauled by ocean cargo carriers remained flat. Revenue per load for loads hauled by BCO Independent Contractors, Truck Brokerage Carriers, rail intermodal carriers, ocean cargo carriers and air cargo carriers decreased approximately 8%, 19%, 13%, 4% and 24%, respectively, compared to the 2008 period. The decrease in revenue per load hauled by BCO Independent Contractors, Truck Brokerage Carriers, rail intermodal and air and ocean cargo carriers was primarily attributable to lower demand due to the overall weak economic conditions which caused increased pressure on price. In addition, the decrease in revenue per load on Truck Brokerage Carrier revenue was partly attributable to decreased fuel surcharges identified separately in billings to customers in the 2009 period compared to the 2008 period. Fuel surcharges on Truck Brokerage Carrier revenue identified separately in billings to customers and included as a component of Truck Brokerage Carrier revenue were $18,986,000 and $67,748,000 in the 2009 and 2008 periods, respectively. Fuel surcharges billed to customers on revenue hauled by BCO Independent Contractors are excluded from revenue.
     Investment income at the insurance segment was $675,000 and $1,869,000 in the 2009 and 2008 twenty-six-week periods, respectively. The decrease in investment income was primarily due to a decreased rate of return, attributable to a general decrease in interest rates on investments held by the insurance segment in the 2009 period.
     Purchased transportation was 74.8% and 76.8% of revenue in the 2009 and 2008 twenty-six-week periods, respectively. The decrease in purchased transportation as a percentage of revenue was primarily attributable to decreased rates of purchased transportation paid to Truck Brokerage Carriers, due to lower fuel prices and excess truck capacity industry wide, and an increase in the percentage of revenue hauled by BCO Independent Contractors, which tends to have a lower cost of purchased transportation. Commissions to agents were 8.1% of revenue in the 2009 period and 7.6% of revenue in the 2008 period. The increase in commissions to agents as a percentage of revenue was primarily attributable to increased gross profit, defined as revenue less the cost of purchased transportation, on revenue hauled by Truck Brokerage Carriers. Other operating costs were 1.5% and 1.0% of revenue in the 2009 and 2008 periods, respectively. The increase in other operating costs as a percentage of revenue was primarily attributable to the effect of decreased revenue, increased trailing equipment maintenance costs and an increased provision for contractor bad debt, partially offset by decreased trailing equipment rental costs. Insurance and claims were 2.0% of revenue in the 2009 period and 1.5% of revenue in the 2008 period. The increase in insurance and claims as a percentage of revenue was primarily due to increased severity of commercial trucking claims and occupational accident claims in the 2009 period and favorable development of prior year claims reported in the 2008 period. Selling, general and administrative costs were 6.9% of revenue in the 2009 period and 5.4% of revenue in the 2008 period. The increase in selling, general and administrative costs as a percentage of revenue was primarily attributable to one-time costs related to the acquisition of two supply chain transportation integration companies completed in the Company’s third fiscal quarter, the effect of decreased revenue and an increase in the provision for customer bad debt. In addition, there was no provision for bonuses reported in the 2009 period as management does not currently anticipate achieving bonus targets, whereas the 2008 period included a provision for bonuses. Depreciation and amortization was 1.2% of revenue in the 2009 period, compared with 0.8% in the 2008 period. The increase in depreciation and amortization as a percentage of revenue was primarily due to the effect of decreased revenue and depreciation on Company-owned trailing equipment.
     Interest and debt expense was 0.3% of revenue in both the 2009 and 2008 twenty-six-week periods.
     The provisions for income taxes for the 2009 and 2008 twenty-six-week periods were based on estimated full year combined effective income tax rates of approximately 38.2% and 38.7%, respectively, which were higher than the statutory federal income tax rate primarily as a result of state taxes, the meals and entertainment exclusion and non-deductible stock compensation expense. The decrease in the effective income tax rate was primarily attributable to state income tax planning strategies, implemented in the second half of 2008.
     Net income was $31,751,000, or $0.62 per common share ($0.61 per diluted share), in the 2009 twenty-six-week period. Included in the 2009 twenty-six-week period was $2,005,000 of one-time costs related to the acquisition of two supply chain transportation integration companies completed in the first week of the 2009 third quarter. Net of related income tax benefits, these costs reduced net income for the twenty-six-week period ended June 27, 2009 by $1,243,000, or $0.02 per common share ($0.02 per diluted share). Net income was $53,508,000, or $1.01 per common share ($1.01 per diluted share), in the 2008 twenty-six-week period.
THIRTEEN WEEKS ENDED JUNE 27, 2009 COMPARED TO THIRTEEN WEEKS ENDED JUNE 28, 2008
     Revenue for the 2009 thirteen-week period was $491,164,000, a decrease of $206,487,000, or 29.6%, compared to the 2008 thirteen-week period. Revenue decreased $206,533,000, or 30.0%, at the transportation logistics segment. The decrease in revenue at the transportation logistics segment was primarily attributable to decreased revenue hauled by BCO Independent Contractors, Truck Brokerage Carriers, rail intermodal carriers and air and ocean cargo carriers of 23%, 37% , 54%, 11% and 45% respectively. The number of loads in the 2009 period hauled by BCO Independent Contractors, Truck Brokerage Carriers, rail intermodal carriers and air cargo carriers decreased 14%, 17%, 46% and 2%, respectively, compared to the 2008 period, while the number of loads hauled by ocean cargo carriers increased 1% over the same period. Revenue per load for loads hauled by BCO Independent Contractors, Truck Brokerage Carriers, rail intermodal carriers and air and ocean cargo carriers decreased approximately 11%, 24%, 15%, 12% and 44%, respectively, compared to the 2008 period. The decrease in revenue per load hauled by BCO Independent Contractors, Truck Brokerage Carriers, rail intermodal and air and ocean cargo carriers was primarily attributable to lower demand due to the overall weak economic conditions which caused increased pressure on price. In addition, the decrease in revenue per load on Truck Brokerage Carrier revenue was partly attributable to decreased fuel surcharges identified separately in billings to customers in the 2009 period compared to the 2008 period. Fuel surcharges on Truck Brokerage Carrier revenue identified separately in billings to customers and included as a component of Truck Brokerage Carrier revenue were $9,210,000 and $39,883,000 in the 2009 and 2008 periods, respectively.
     Investment income at the insurance segment was $250,000 and $773,000 in the 2009 and 2008 thirteen-week periods, respectively. The decrease in investment income was primarily due to a decreased rate of return, attributable to a general decrease in interest rates on investments held by the insurance segment in the 2009 period.
     Purchased transportation was 74.6% and 77.2% of revenue in the 2009 and 2008 thirteen-week periods, respectively. The decrease in purchased transportation as a percentage of revenue was primarily attributable to a decrease in the rate of purchased transportation paid to Truck Brokerage Carriers, due to lower fuel prices and excess truck capacity industry wide, and an increase in the percentage of revenue hauled by BCO Independent Contractors, which tends to have a lower cost of purchased transportation. Commissions to agents were 8.1% of revenue in the 2009 period and 7.6% of revenue in the 2008 period. The increase in commissions to agents as a percentage of revenue was primarily attributable to increased gross profit, defined as revenue less the cost of purchased transportation, on revenue hauled by Truck Brokerage Carriers. Other operating costs were 1.5% and 1.0% of revenue in the 2009 and 2008 periods, respectively. The increase in other operating costs as a percentage of revenue was primarily attributable to the effect of decreased revenue, increased trailing equipment maintenance costs and an increase in the provision for contractor bad debt, partially offset by decreased trailing equipment rental costs. Insurance and claims were 2.0% of revenue in the 2009 period and 1.4% of revenue in the 2008 period. The increase in insurance and claims as a percentage of revenue was primarily due to increased severity of commercial trucking claims and occupational accident claims in the 2009 period. Selling, general and administrative costs were 6.6% of revenue in the 2009 period and 5.0% of revenue in the 2008 period. The increase in selling, general and administrative costs as a percentage of revenue was primarily attributable to one-time costs related to the acquisition of two supply chain transportation integration companies completed in the company’s third fiscal quarter and the effect of decreased revenue. In addition, there was no provision for bonuses reported in the 2009 period, whereas the 2008 period included a provision for bonuses. Depreciation and amortization was 1.2% of revenue in the 2009 period, compared with 0.7% in the 2008 period. The increase in depreciation and amortization as a percentage of revenue was primarily due to the effect of decreased revenue and depreciation on Company-owned trailing equipment.
     Interest and debt expense was 0.2% and 0.3% of revenue in the 2009 and 2008 thirteen-week periods, respectively. The decrease in interest and debt expense as a percentage of revenue was primarily attributable to lower average borrowings on the company’s senior credit facility, a lower average rate on borrowings under the company’s senior credit facility and lower average capital lease obligations.
     The provisions for income taxes for the 2009 and 2008 thirteen-week periods were based on estimated full year combined effective income tax rates of approximately 38.0% and 38.6%, respectively, which were higher than the statutory federal income tax rate primarily as a result of state taxes, the meals and entertainment exclusion and non-deductible stock compensation expense. The decrease in the effective income tax rate was primarily attributable to state income tax planning strategies, implemented in the second half of 2008.
     Net income was $17,857,000, or $0.35 per common share ($0.35 per diluted share), in the 2009 thirteen-week period. Included in the 2009 thirteen-week period was $2,005,000 of one-time costs related to the acquisition of two supply chain transportation integration companies completed in the first week of the 2009 third quarter. Net of related income tax benefits, these costs reduced net income for the thirteen-week period ended June 27, 2009 by $1,243,000, or $0.02 per common share ($0.02 per diluted share). Net income was $29,765,000, or $0.56 per common share ($0.56 per diluted share), in the 2008 thirteen-week period.
CAPITAL RESOURCES AND LIQUIDITY
     Shareholders’ equity was $271,259,000, or 81% of total capitalization (defined as total debt plus equity), at June 27, 2009, compared to $253,136,000, or 65% of total capitalization, at December 27, 2008. The increase in shareholders’ equity was primarily a result of net income and the effect of the exercises of stock options during the period, partially offset by the purchase of 443,800 shares of the Company’s common stock at a total cost of $13,781,000 and dividends paid. The Company paid $0.08 per share, or $4,123,000, in cash dividends during the twenty-six-week period ended June 27, 2009. It is the intention of the Board of Directors to continue to pay a quarterly dividend. As of June 27, 2009, the Company may purchase up to an additional 2,556,200 shares of its common stock under its authorized stock purchase programs. Long-term debt, including current maturities, was $63,659,000 at June 27, 2009, $72,786,000 lower than at December 27, 2008.

     Working capital and the ratio of current assets to current liabilities were $182,162,000 and 1.9 to 1, respectively, at June 27, 2009, compared with $238,817,000 and 2.0 to 1, respectively, at December 27, 2008. Landstar has historically operated with current ratios within the range of 1.5 to 1 to 2.0 to 1. Cash provided by operating activities was $106,347,000 in the 2009 twenty-six-week period compared with $34,588,000 in the 2008 twenty-six-week period. The increase in cash flow provided by operating activities was primarily attributable to the timing of collections of receivables.
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
     At June 27, 2009, the Company had $28,847,000 of letters of credit outstanding under the Credit Agreement. At June 27, 2009, there was $196,153,000 available for future borrowings under the Credit Agreement. In addition, the Company has $45,258,000 in letters of credit outstanding, as collateral for insurance claims, that are secured by investments and cash equivalents totaling $47,486,000. Investments, all of which are carried at fair value, consist of investment-grade bonds having maturities of up to five years. Fair value of investments is based primarily on quoted market prices.
     Historically, the Company has generated sufficient operating cash flow to meet its debt service requirements, fund continued growth, both internal and through acquisitions, complete or execute share purchases of its common stock under authorized share purchase programs, pay dividends and meet working capital needs. As a non-asset based provider of transportation capacity and logistics services, the Company’s annual capital requirements for operating property are generally for trailing equipment and management information services equipment. In addition, a significant portion of the trailing equipment used by the Company is provided by third party capacity providers, thereby reducing the Company’s capital requirements. During the 2009 twenty-six-week period, the Company purchased $2,047,000 of operating property and acquired $9,793,000 of trailing equipment by entering into capital leases. Landstar anticipates purchasing approximately $5,000,000 of operating property, primarily new trailing equipment to replace older trailing equipment, and information technology equipment during the remainder of fiscal year 2009 either by purchase or lease financing. In the first week of the Company’s 2009 fiscal third quarter, the Company completed the acquisitions of two supply chain transportation integration companies. Cash paid plus net liabilities assumed for the acquisitions was approximately $32,000,000 in the aggregate. In addition, the Company may be required to pay additional consideration to the prior owner of one of the acquired companies that is contingent on the acquired company achieving certain levels of earnings through December 2014.
     The Company operates from its primary headquarters facility located at 13410 Sutton Park Drive South, Jacksonville, Florida (the “Facility”). The Facility is leased under a lease agreement between the Company and DRA CRT Landstar LLC, a non-related entity to the Company, as successor to Koger Equity, Inc., dated April 30, 1998 (the “Lease”). The Lease provides the Company with an option to purchase the Facility, including the land and the fixtures located thereon at a fixed price of $21,135,000 in the first quarter of 2010 (the “Purchase Option”). The Company expects to exercise the Purchase Option in the first quarter of 2010, subject to the satisfaction of certain customary conditions under the terms of the Purchase Option. It is expected the purchase will be funded from the Company’s existing cash and cash equivalents or from available funds under the Company’s senior credit facility.
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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
     The allowance for doubtful accounts for both trade and other receivables represents management’s estimate of the amount of outstanding receivables that will not be collected. During the first half of 2009, the Company experienced a higher level of customer bad debt expense than experienced in any first half of any of the previous five years. Management believes this resulted from the difficult economic environment experienced by the Company’s customers. Historically, management’s estimates for uncollectible receivables have been materially correct. Although management believes the amount of the allowance for both trade and other receivables at June 27, 2009 is appropriate, a prolonged period of low or no economic growth may adversely affect the collection of these receivables. Conversely, a more robust economic environment may result in the realization of some portion of the estimated uncollectible receivables.

     Landstar provides for the estimated costs of self-insured claims primarily on an actuarial basis. The amount recorded for the estimated liability for claims incurred is based upon the facts and circumstances known on the applicable balance sheet date. The ultimate resolution of these claims may be for an amount greater or less than the amount estimated by management. Historically, the Company has experienced both favorable and unfavorable development of prior years’ claims estimates. The Company continually revises its existing claim estimates as new or revised information becomes available on the status of each claim. During the 2009 and 2008 twenty-six-week periods, insurance and claims costs included $1,875,000 and $3,598,000, respectively, of favorable adjustments to prior years’ claims estimates. It is reasonably likely that the ultimate outcome of settling all outstanding claims will be more or less than the estimated claims reserve at June 27, 2009.
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
FORWARD-LOOKING STATEMENTS
     The following is a “safe harbor” statement under the Private Securities Litigation Reform Act of 1995. Statements contained in this document that are not based on historical facts are “forward-looking statements.” This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Form 10-Q contain forward-looking statements, such as statements which relate to Landstar’s business objectives, plans, strategies and expectations. Terms such as “anticipates,” “believes,” “estimates,” “expects,” “plans,” “predicts,” “may,” “should,” “could,” “will,” the negative thereof and similar expressions are intended to identify forward-looking statements. Such statements are by nature subject to uncertainties and risks, including but not limited to: an increase in the frequency or severity of accidents or other claims; unfavorable development of existing accident claims; dependence on third party insurance companies; dependence on independent commission sales agents; dependence on third party capacity providers; substantial industry competition; dependence on key personnel; disruptions or failures in our computer systems; changes in fuel taxes; status of independent contractors; a downturn in economic growth or growth in the transportation sector; and other operational, financial or legal risks or uncertainties detailed in Landstar’s Form 10-K for the 2008 fiscal year, described in Item 1A “Risk Factors”, this report or in Landstar’s other Securities and Exchange Commission filings from time to time. These risks and uncertainties could cause actual results or events to differ materially from historical results or those anticipated. Investors should not place undue reliance on such forward-looking statements and the Company undertakes no obligation to publicly update or revise any forward-looking statements.
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
     Borrowings under the Credit Agreement bear interest at rates equal to, at the option of the Company, either (i) the greater of (a) the prime rate as publicly announced from time to time by JPMorgan Chase Bank, N.A. and (b) the federal funds effective rate plus .5%, or, (ii) the rate at the time offered to JPMorgan Chase Bank, N.A. in the Eurodollar market for amounts and periods comparable to the relevant loan plus, in either case, a margin that is determined based on the level of the Company’s Leverage Ratio, as defined in the Credit Agreement. As of June 27, 2009, there were no borrowings outstanding on the Credit Agreement.
     Long-term investments, all of which are available-for-sale, consist of investment-grade bonds having maturities of up to five years. Assuming that the long-term portion of investments in bonds remains at $12,827,000, the balance at June 27, 2009, a hypothetical increase or decrease in interest rates of 100 basis points would not have a material impact on future earnings on an annualized basis. Short-term investments consist of short-term investment-grade instruments and the current maturities of investment-grade bonds. Accordingly, any future interest rate risk on these short-term investments would not be material.
     Assets and liabilities of the Company’s Canadian operations are translated from their functional currency to U.S. dollars using exchange rates in effect at the balance sheet date and revenue and expense accounts are translated at average monthly exchange rates during the period. Adjustments resulting from the translation process are included in accumulated other comprehensive income. Transactional gains and losses arising from receivable and payable balances, including intercompany balances, in the normal course of business that are denominated in a currency other than the functional currency of the applicable operation are recorded in such operation’s statements of income when they occur. The net assets held at the Company’s Canadian subsidiary at June 27, 2009 were, as translated to U.S. dollars, less than 1% of total consolidated net assets. Accordingly, any translation gain or loss related to the Canadian operation would not be material.
Item 4. Controls and Procedures
     As of the end of the period covered by this quarterly report on Form 10-Q, an evaluation was carried out, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended). Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of June 27, 2009, to provide reasonable assurance that information required to be disclosed by the Company in reports that it filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.
     There were no significant changes in the Company’s internal controls over financial reporting during the Company’s fiscal quarter ended June 27, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Item 1A. Risk Factors
     Acquired businesses and potential acquisitions. On July 2, 2009, the Company announced the acquisition of two supply chain transportation integration companies. The Company intends to continue to evaluate and selectively pursue acquisitions that it believes are strategically important based on the potential that any such acquisition candidates would further strengthen the Company’s service offerings, information technology platform and customer base and would generate additional revenue and earnings growth. The Company makes no assurance that the Company will be able to successfully complete the integration of the businesses that have recently been acquired or successfully integrate any businesses that the Company might acquire in the future. If the Company fails to do so, or if the Company does so but at greater cost than anticipated, or if the acquired businesses experience earnings growth significantly below those anticipated, the Company’s financial results may be adversely affected.
     For additional discussion identifying risk factors and other important factors that could cause actual results to differ materially from those anticipated, see the discussions under Part I, Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 27, 2008, and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Notes to Consolidated Financial Statements” in this Quarterly Report on Form 10-Q.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Company
     The following table provides information regarding the Company’s purchases of its common stock during the period from March 29, 2009 to June 27, 2009, the Company’s second fiscal quarter:

			Total Number of Shares	Maximum Number of
			Purchased as Part of	Shares That May Yet
	Total Number of	Average Price Paid	Publicly Announced	Be Purchased Under
Fiscal Period	Shares Purchased	Per Share	Programs	the Programs
March 28, 2009				2,608,982
Mar. 29, 2009 – Apr. 25, 2009				2,608,982
Apr. 26, 2009 – May 23, 2009	52,782	$34.54	52,782	2,556,200
May 24, 2009 – June 27, 2009				2,556,200

Total	52,782	$34.54	52,782

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
     During the twenty-six-week period ended June 27, 2009, Landstar paid dividends as follows:

Dividend Amount	Declaration	Record	Payment
per share	Date	Date	Date
$0.04	January 27, 2009	February 6, 2009	February 27, 2009
$0.04	April 14, 2009	May 7, 2009	May 29, 2009
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
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     On April 30, 2009, Landstar System, Inc. (“LSI”) held its Annual Meeting of Stockholders (the “Meeting”) at its offices in Jacksonville, FL. The matters voted upon at the Meeting included (i) the election of one Class I director whose term will expire at the 2012 Annual Meeting of Stockholders, (ii) ratification of the appointment of KPMG LLP as LSI’s independent registered public accounting firm for fiscal year 2009, and (iii) the approval of an amendment to the Company’s 2002 Employee Stock Option Plan, in the form of the Amended and Restated 2002 Employee Stock Option and Stock Incentive Plan.
     With respect to the election of one Class I director at the Meeting, nominee Henry H. Gerkens was elected to the Board of Directors of LSI. Mr. Gerkens received 48,395,379 votes for election to the Board and 1,059,799 votes were withheld.
     With respect to the second matter voted on at the Meeting, the proposal to ratify the appointment of KPMG LLP as LSI’s independent registered public accounting firm for fiscal year 2009 was approved by LSI’s stockholders. Votes cast for the proposal were 48,970,823, votes cast against were 466,353 and votes abstaining were 18,003.

     With respect to the third matter voted on at the Meeting, the proposal to approve the amendment to the 2002 Employee Stock Option plan was approved by LSI’s stockholders. Votes cast for the proposal were 39,710,695, votes cast against were 6,999,550 and votes abstaining were 782,813.
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

LANDSTAR SYSTEM, INC.
Date: July 31, 2009	/s/ Henry H. Gerkens
Henry H. Gerkens
President and Chief Executive Officer

Date: July 31, 2009	/s/ James B. Gattoni
James B. Gattoni
Vice President and Chief Financial Officer