Form 10-Q
period 2009-09-26
LANDSTAR SYSTEM INC
filed 2009-10-30
CIK 853816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 26, 2009
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
     Yes ☐     No ☑
     The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of the close of business on October 16, 2009 was 50,835,499.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
     The interim consolidated financial statements contained herein reflect all adjustments (all of a normal, recurring nature) which, in the opinion of management, are necessary for a fair statement of the financial condition, results of operations, cash flows and changes in equity for the periods presented. They have been prepared in accordance with Rule 10-01 of Regulation S-X and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the thirty nine weeks ended September 26, 2009 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 26, 2009.
     These interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s 2008 Annual Report on Form 10-K.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)
(Unaudited)

	Sept. 26,	Dec. 27,
	2009	2008
ASSETS
Current Assets
Cash and cash equivalents	$68,990	$98,904
Short-term investments	23,706	23,479
Trade accounts receivable, less allowance of $7,190 and $6,230	258,565	315,065
Other receivables, including advances to independent contractors, less allowance of $4,808 and $4,298	9,978	10,083
Deferred income taxes and other current assets	26,627	27,871

Total current assets	387,866	475,402

Operating property, less accumulated depreciation and amortization of $119,890 and $106,635	122,297	124,178
Goodwill	57,297	31,134
Other assets	50,284	32,816

Total assets	$617,744	$663,530

LIABILITIES AND EQUITY
Current Liabilities
Cash overdraft	$21,219	$32,065
Accounts payable	110,029	105,882
Current maturities of long-term debt	25,988	24,693
Insurance claims	26,039	23,545
Accrued income taxes	12,456	12,239
Other current liabilities	33,941	38,161

Total current liabilities	229,672	236,585

Long-term debt, excluding current maturities	49,053	111,752
Insurance claims	35,667	38,278
Deferred income taxes	28,307	23,779

Equity
Landstar System, Inc. and subsidiary shareholders’ equity
Common stock, $0.01 par value, authorized 160,000,000 shares, issued 66,192,767 and 66,109,547 shares	662	661
Additional paid-in capital	159,581	154,533
Retained earnings	749,739	704,331
Cost of 15,357,268 and 14,424,887 shares of common stock in treasury	(636,349)	(605,828)
Accumulated other comprehensive income (loss)	251	(561)

Total Landstar System, Inc. and subsidiary shareholders’ equity	273,884	253,136

Noncontrolling interest	1,161	—

Total equity	275,045	253,136

Total liabilities and equity	$617,744	$663,530

See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share amounts)
(Unaudited)

	Thirty Nine Weeks Ended		Thirteen Weeks Ended
	Sept. 26,	Sept. 27,	Sept. 26,	Sept. 27,
	2009	2008	2009	2008

Revenue	$1,461,081	$2,039,232	$500,670	$732,753
Investment income	954	2,686	279	817
Costs and expenses:
Purchased transportation	1,090,219	1,573,209	372,328	569,864
Commissions to agents	117,735	153,857	39,484	54,267
Other operating costs	21,749	20,814	6,911	6,874
Insurance and claims	29,056	27,159	10,257	8,125
Selling, general and administrative	99,690	105,457	33,078	34,499
Depreciation and amortization	17,414	15,558	6,213	5,251

Total costs and expenses	1,375,863	1,896,054	468,271	678,880

Operating income	86,172	145,864	32,678	54,690
Interest and debt expense	3,093	5,635	957	1,757

Income before income taxes and noncontrolling interest	83,079	140,229	31,721	52,933
Income taxes	31,466	53,904	11,859	20,116

Net income	51,613	86,325	19,862	32,817
Less: Net loss attributable to noncontrolling interest	(214)	—	(214)	—

Net income attributable to Landstar System, Inc. and subsidiary	$51,827	$86,325	$20,076	$32,817

Earnings per common share attributable to Landstar System, Inc. and subsidiary	$1.01	$1.64	$0.39	$0.62

Diluted earnings per share attributable to Landstar System, Inc. and subsidiary	$1.01	$1.62	$0.39	$0.62

Average number of shares outstanding:
Earnings per common share	51,325,000	52,680,000	51,069,000	52,586,000

Diluted earnings per share	51,507,000	53,142,000	51,245,000	53,028,000

Dividends paid per common share	$0.1250	$0.1150	$0.0450	$0.0400

See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Thirty Nine Weeks Ended
	Sept. 26,	Sept. 27,
	2009	2008

OPERATING ACTIVITIES
Net income	$51,613	$86,325
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of operating property and intangible assets	17,414	15,558
Non-cash interest charges	164	130
Provisions for losses on trade and other accounts receivable	6,364	4,684
Losses (gains) on sales/disposals of operating property	(96)	120
Director compensation paid in common stock	—	634
Deferred income taxes, net	3,756	5,984
Stock-based compensation	3,747	4,994
Changes in operating assets and liabilities:
Decrease (increase) in trade and other accounts receivable	62,862	(84,527)
Decrease (increase) in other assets	4,736	(7,701)
Increase (decrease) in accounts payable	(12,635)	27,608
Increase (decrease) in other liabilities	(9,609)	1,035
Decrease in insurance claims	(117)	(4,486)

NET CASH PROVIDED BY OPERATING ACTIVITIES	128,199	50,358

INVESTING ACTIVITIES
Net change in other short-term investments	26,334	(8,866)
Sales and maturities of investments	10,032	10,551
Purchases of investments	(43,559)	(6,921)
Purchases of operating property	(2,276)	(4,903)
Proceeds from sales of operating property	654	25
Consideration paid for acquisitions	(14,888)	—

NET CASH USED BY INVESTING ACTIVITIES	(23,703)	(10,114)

FINANCING ACTIVITIES
Increase (decrease) in cash overdraft	(10,846)	7,137
Dividends paid	(6,419)	(6,056)
Proceeds from exercises of stock options	1,116	12,249
Excess tax benefit on stock option exercises	325	2,185
Borrowings on revolving credit facility	15,000	87,000
Purchases of common stock	(31,660)	(28,519)
Capital contribution from noncontrolling interest	1,375	—
Principal payments on long-term debt and capital lease obligations	(103,674)	(97,386)

NET CASH USED BY FINANCING ACTIVITIES	(134,783)	(23,390)

Effect of exchange rate changes on cash and cash equivalents	373	—

Increase (decrease) in cash and cash equivalents	(29,914)	16,854
Cash and cash equivalents at beginning of period	98,904	60,750

Cash and cash equivalents at end of period	$68,990	$77,604

See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
Thirty Nine Weeks Ended September 26, 2009
(Dollars in thousands)
(Unaudited)

	Landstar System, Inc. and Subsidiary Shareholders
							Accumulated
			Additional		Treasury Stock		Other	Non-
	Common Stock		Paid-In	Retained	at Cost		Comprehensive	controlling
	Shares	Amount	Capital	Earnings	Shares	Amount	Income (Loss)	Interest	Total

Balance December 27, 2008	66,109,547	$661	$154,533	$704,331	14,424,887	$(605,828)	$(561)	$—	$253,136

Net income (loss)				51,827				(214)	51,613

Dividends paid ($0.125 per share)				(6,419)					(6,419)

Purchases of common stock					959,704	(31,660)			(31,660)

Stock-based compensation			3,747						3,747

Exercises of stock options and granted non-vested stock, including excess tax benefit	83,220	1	1,440						1,441

Foreign currency translation							373		373

Capital contribution from noncontrolling interest								1,375	1,375

Consideration for acquisition paid in common stock			(139)		(27,323)	1,139			1,000

Unrealized gain on available-for-sale investments, net of income taxes							439		439

Balance September 26, 2009	66,192,767	$662	$159,581	$749,739	15,357,268	$(636,349)	$251	$1,161	$275,045

See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     The consolidated financial statements include the accounts of Landstar System, Inc. and its subsidiary, Landstar System Holdings, Inc., and reflect all adjustments (all of a normal, recurring nature) which are, in the opinion of management, necessary for a fair statement of the results for the periods presented. The preparation of the consolidated financial statements requires the use of management’s estimates. Actual results could differ from those estimates. Landstar System, Inc. and its subsidiary are herein referred to as “Landstar” or the “Company.” The Company has evaluated the impact of subsequent events through October 28, 2009, the date on which the financial statements were available to be issued, and has determined that all subsequent events have been appropriately reflected in the accompanying financial statements.
     Landstar owns, through various subsidiaries, a controlling interest in A3 Integration, LLC (collectively, with its subsidiaries,“A3i”), a supply chain transportation integration company acquired in the first week of the Company’s 2009 fiscal third quarter. Given Landstar’s controlling interest in A3i, the accounts of A3i have been consolidated herein and a noncontrolling interest has been recorded for the noncontrolling investor’s interests in the net assets and operations of A3i.
(1) Acquisitions
     In the first week of the Company’s 2009 fiscal third quarter, the Company completed the acquisition of Premier Logistics, Inc. (collectively, with its subsidiaries, “Premier”) and 75% of the voting interests of A3i. Consideration paid with respect to the acquisitions, net of cash acquired of $2.4 million, was approximately $15.9 million, which included 27,323 shares, or $1.0 million, of common stock of Landstar, subject to certain vesting and other restrictions including restrictions on transfer. Net liabilities acquired were approximately $16.9 million. Identified in the allocation of purchase price was approximately $9.0 million of identifiable intangible assets which are included in other assets on the consolidated balance sheets. The resulting goodwill arising from the acquisitions was approximately $26.2 million, all of which is expected to be deductible for income tax purposes. The results of operations from Premier and A3i (collectively, the “Acquired Entities”) are presented as part of the Company’s transportation logistics segment. The Company expects that Premier and A3i will not have a material effect on its revenue and earnings for the remainder of fiscal year 2009. During 2009, the Company incurred $2,005,000, or $0.02 per common share ($0.02 per diluted share), in one-time costs related to the completion of these acquisitions.
     As it relates to the noncontrolling interest of A3i, the Company has the option, during the period commencing on the fourth anniversary of June 29, 2009, the closing date of the acquisition (the “Closing Date”), and ending on the sixth anniversary of the Closing Date, to purchase at fair value all but not less than all of the noncontrolling interest. The noncontrolling interest is also subject to customary restrictions on transfer, including a right of first refusal in favor of the Company, and drag-along rights. For a specified period following each of the sixth, seventh and eighth anniversaries of the Closing Date, the owner of the noncontrolling interest shall have the right, but not the obligation, to sell at fair value to the Company up to one third annually of the investment then held by such owner. The owner of the noncontrolling interest also has certain preemptive rights and tag-along rights. In addition, as it relates to Premier, the Company may be required to pay additional consideration to the prior owner of Premier contingent on Premier achieving certain levels of earnings through December 2014.
(2) Share-based Payments
     The Company’s Board of Directors has amended and restated the Company’s 2002 Employee Stock Option Plan. As amended and restated, the 2002 Employee Stock Option Plan is now called the Amended and Restated 2002 Employee Stock Option and Stock Incentive Plan (the “ESOSIP”). The ESOSIP was approved by vote of the Company’s shareholders at the Annual Meeting of Stockholders on April 30, 2009. The amendment and restatement of the ESOSIP will, among other things, provide the Compensation Committee of the Company’s Board of Directors the power to grant equity and equity-based awards in addition to stock options, including restricted stock, stock appreciation rights, performance shares and other stock-based awards. It also extends the term of the ESOSIP to 10 years after the date it was amended and restated by the Company’s Board of Directors for all awards, except for incentive stock options which may not be granted after the tenth anniversary of the date the 2002 Employee Stock Option Plan was originally adopted by the Board.

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
     As of September 26, 2009, the Company had an employee stock option plan, the ESOSIP and one stock option plan for members of its Board of Directors (the “Plans”). No further grants can be made under the employee stock option plan as its term for granting stock options has expired. In addition, no further grants are to be made under the stock option plan for members of the Board of Directors. Amounts recognized in the financial statements with respect to these Plans are as follows (in thousands):

	Thirty Nine Weeks Ended		Thirteen Weeks Ended
	Sept. 26,	Sept. 27,	Sept. 26,	Sept. 27,
	2009	2008	2009	2008
Total cost of the Plans during the period	$3,747	$4,994	$1,177	$1,642

Amount of related income tax benefit recognized during the period	923	1,534	273	474

Net cost of the Plans during the period	$2,824	$3,460	$904	$1,168

     The fair value of each option grant on its grant date was calculated using the Black-Scholes option pricing model with the following weighted average assumptions for grants made in the 2009 and 2008 thirty-nine-week periods:

	2009	2008
Expected volatility	38.0%	33.0%
Expected dividend yield	0.400%	0.375%
Risk-free interest rate	1.50%	3.00%
Expected lives (in years)	4.0	4.1
     The Company utilizes historical data, including exercise patterns and employee departure behavior, in estimating the term options will be outstanding. Expected volatility was based on historical volatility and other factors, such as expected changes in volatility arising from planned changes to the Company’s business, if any. The risk-free interest rate was based on the yield of zero coupon U.S. Treasury bonds for terms that approximated the terms of the options granted. The weighted average grant date fair value of stock options granted during the thirty-nine-week periods ended September 26, 2009 and September 27, 2008 was $11.75 and $12.60, respectively.
     The following table summarizes information regarding the Company’s stock options under the Plans:

		Weighted	Weighted Average
		Average	Remaining	Aggregate
	Number of	Exercise Price	Contractual	Intrinsic
	Options	per Share	Term (years)	Value (000s)

Options outstanding at December 27, 2008	2,505,644	$35.47
Granted	362,000	$38.24
Exercised	(71,720)	$15.57
Forfeited	(105,000)	$42.76

Options outstanding at September 26, 2009	2,690,924	$36.09	6.7	$3,289

Options exercisable at September 26, 2009	1,359,224	$31.30	5.2	$8,172

     As of September 26, 2009, there were 1,721,080 stock options outstanding under the Plans that were out-of-the-money based on that day’s per share closing market price of $37.31 as reported on the NASDAQ Global Select Market. The remaining 969,844 stock options outstanding as of September 26, 2009 that were in-the-money had an aggregate intrinsic value of $11,824,000. The total intrinsic value of stock options exercised during the thirty-nine-week periods ended September 26, 2009 and September 27, 2008 was $1,453,000 and $11,587,000, respectively. As of September 26, 2009, there was $12,267,000 of total unrecognized compensation cost related to non-vested stock options granted under the Plans. The compensation cost related to these non-vested options is expected to be recognized over a weighted average period of 3.3 years.
     As of September 26, 2009, there were 11,500 shares of common stock of the Company, subject to certain vesting and other restrictions including restrictions on transfer, issued under the ESOSIP and outstanding. The fair value of each share of non-vested restricted stock issued under the ESOSIP is based on the fair value of such share on the date of grant. During the Company’s 2009 fiscal third quarter, 11,500 shares of restricted stock were issued under the ESOSIP with a grant date fair value of $400,000, or $34.82 per share. None of these shares vested or forfeited during the Company’s 2009 fiscal third quarter. As of September 26, 2009, there was $386,000 of total unrecognized compensation cost related to non-vested shares of restricted stock granted under the ESOSIP. The compensation cost related to these non-vested shares of restricted stock is expected to be recognized over a weighted average period of 4.8 years.
     As of September 26, 2009, there were 5,277,824 shares of the Company’s common stock reserved for issuance under the Plans.
     Under the Directors’ Stock Compensation Plan, outside members of the Board of Directors who are elected or re-elected to the Board receive 6,000 shares of common stock of the Company, subject to certain restrictions including restrictions on transfer. The Company issued 12,000 shares of its common stock in the thirty-nine-week period ended September 27, 2008 to members of the Board of Directors upon such members’ re-election at the 2008 annual stockholders’ meeting. During the 2008 thirty-nine-week period, the Company reported $634,000 in compensation expense representing the fair market value of these share awards. There were no such shares issued in the thirty-nine-week period ended September 26, 2009. As of September 26, 2009, there were 138,423 shares of the Company’s common stock reserved for issuance upon the grant of stock under the Directors’ Stock Compensation Plan.
(3) Income Taxes
     The provisions for income taxes for the 2009 and 2008 thirty-nine-week periods were based on estimated full year combined effective income tax rates of approximately 37.9% and 38.4%, respectively, which were higher than the statutory federal income tax rate primarily as a result of state taxes, the meals and entertainment exclusion and non-deductible stock-based compensation.
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
     The following table provides a reconciliation of the average number of common shares outstanding used to calculate earnings per share to the average number of common shares and common share equivalents outstanding used to calculate diluted earnings per share (in thousands):

	Thirty Nine Weeks Ended		Thirteen Weeks Ended
	Sept. 26,	Sept. 27,	Sept. 26,	Sept. 27,
	2009	2008	2009	2008
Average number of common shares outstanding	51,325	52,680	51,069	52,586
Incremental shares from assumed exercises of stock options	182	462	176	442

Average number of common shares and common share equivalents outstanding	51,507	53,142	51,245	53,028

     For the thirty-nine-week and thirteen-week periods ended September 26, 2009, there were options outstanding of 2,000,747 and 1,897,747, respectively, to purchase shares of common stock excluded from the calculation of diluted earnings per share because they were antidilutive. There were no options outstanding to purchase shares of common stock excluded from the calculation of diluted earnings per share because they were antidilutive for the thirty-nine-week and thirteen-week periods ended September 27, 2008.
(5) Additional Cash Flow Information
     During the 2009 thirty-nine-week period, Landstar paid income taxes and interest of $22,349,000 and $3,437,000, respectively. During the 2008 thirty-nine-week period, Landstar paid income taxes and interest of $47,584,000 and $6,258,000, respectively. Landstar acquired operating property by entering into capital leases in the amount of $12,284,000 and $2,714,000 in the 2009 and 2008 thirty-nine-week periods, respectively.

(6) Segment Information
     The following tables summarize information about Landstar’s reportable business segments as of and for the thirty-nine-week and thirteen-week periods ended September 26, 2009 and September 27, 2008 (in thousands):

	Thirty Nine Weeks Ended
	Sept. 26, 2009			Sept. 27, 2008
	Transportation			Transportation
	Logistics	Insurance	Total	Logistics	Insurance	Total

External revenue	$1,433,812	$27,269	$1,461,081	$2,011,766	$27,466	$2,039,232
Investment income		954	954		2,686	2,686
Internal revenue		21,350	21,350		21,713	21,713
Operating income	62,227	23,945	86,172	118,171	27,693	145,864
Goodwill	57,297		57,297	31,134		31,134

	Thirteen Weeks Ended
	Sept. 26, 2009			Sept. 27, 2008
	Transportation			Transportation
	Logistics	Insurance	Total	Logistics	Insurance	Total

External revenue	$491,780	$8,890	$500,670	$723,535	$9,218	$732,753
Investment income		279	279		817	817
Internal revenue		5,833	5,833		5,852	5,852
Operating income	25,731	6,947	32,678	44,611	10,079	54,690
(7) Comprehensive Income
     The following table includes the components of comprehensive income attributable to Landstar System, Inc. and subsidiary for the thirty-nine-week and thirteen-week periods ended September 26, 2009 and September 27, 2008 (in thousands):

	Thirty Nine Weeks Ended		Thirteen Weeks Ended
	Sept. 26,	Sept. 27,	Sept. 26,	Sept. 27,
	2009	2008	2009	2008

Net income attributable to Landstar System, Inc. and subsidiary	$51,827	$86,325	$20,076	$32,817
Unrealized gains/(losses) on available-for-sale investments, net of income taxes	439	(505)	197	(368)
Foreign currency translation gains	373	—	350	—

Comprehensive income attributable to Landstar System, Inc. and subsidiary	$52,639	$85,820	$20,623	$32,449

     Investments consist of investment-grade bonds having maturities of up to five years (the “bond portfolio”). Bonds in the bond portfolio are reported as available-for-sale and are carried at fair value. Bonds with maturities less than one year are included in short-term investments and bonds with maturities greater than one year are included in other assets in the consolidated balance sheets. Management has performed an analysis of the nature of the unrealized losses on available-for-sale investments to determine whether such losses are other-than-temporary. Unrealized losses, representing the excess of the purchase price of an investment over its market value as of the end of a period, considered to be other-than-temporary are to be included as a charge in the statement of income while unrealized losses considered to be temporary are to be included as a component of equity. Fair value of the bond portfolio was determined using Level 1 inputs related to U.S. Treasury obligations and Level 2 inputs related to investment-grade corporate bonds and direct obligations of U.S. government agencies. Investments whose values are based on quoted market prices in active markets are classified within Level 1. Investments that trade in markets that are not considered to be active, but are valued based on quoted market prices are classified within Level 2. As Level 2 investments include positions that are not traded in active markets, valuations may be adjusted to reflect illiquidity and/or non-transferability, which are generally based on available market information. Unrealized gains on the bonds in the bond portfolio were $336,000 at September 26, 2009, while unrealized losses on the bonds in the bond portfolio were $343,000 at December 27, 2008. The accumulated unrealized loss on available-for-sale investments as of December 27, 2008 was considered by management to be temporary and therefore was reported as a component of equity.
     The amortized cost and fair market values of investments were as follows at September 26, 2009 and December 27, 2008 (in thousands):

		Gross	Gross	Fair
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

September 26, 2009
Corporate bonds and direct obligations of U.S. government agencies	$37,647	$573	$246	$37,974
U.S. Treasury obligations	12,659	9	—	12,668

Total	$50,306	$582	$246	$50,642

December 27, 2008

Corporate bonds and direct obligations of U.S. government agencies	$15,135	$166	$599	$14,702
U.S. Treasury obligations	1,642	90	—	1,732

Total	$16,777	$256	$599	$16,434

     For those available-for-sale investments with unrealized losses at September 26, 2009 and December 27, 2008, the following table summarizes the duration of the impairment (in thousands):

	Less than 12 months		12 months or longer		Total
	Fair Market	Unrealized	Fair Market	Unrealized	Fair Market	Unrealized
	Value	Loss	Value	Loss	Value	Loss
September 26, 2009

Corporate bonds and direct obligations of U.S. government agencies	$8,380	$246	$—	$—	$8,380	$246

December 27, 2008

Corporate bonds and direct obligations of U.S. government agencies	$5,473	$139	$2,491	$460	$7,964	$599
     Interest on borrowings on the Company’s senior credit facility is based on interest rates that vary with changes in the rate offered to JPMorgan Chase Bank, N.A. in the Eurodollar market for amounts and periods comparable to the relevant loan and, therefore, borrowings under the Company’s senior credit facility approximate fair value. Interest on the Company’s capital lease obligations is based on interest rates that approximate currently available interest rates and, therefore, indebtedness under the Company’s capital lease obligations approximates fair value.
     Accumulated other comprehensive gain as reported as a component of equity at September 26, 2009 of $251,000 represents the unrealized net gain on the translation of the financial statements of the Company’s Canadian operations of $34,000 and the cumulative unrealized holding gains on available-for-sale investments, net of income taxes, of $217,000.
(8) Commitments and Contingencies
     As of September 26, 2009, Landstar had $28,847,000 of letters of credit outstanding under the Company’s revolving credit facility and $45,008,000 of letters of credit secured by investments held by the Company’s insurance segment. Short-term investments include $20,284,000 in current maturities of investment-grade bonds and $3,422,000 of cash equivalents held by the Company’s insurance segment at September 26, 2009. These short-term investments together with $25,923,000 of the non-current portion of investment-grade bonds included in other assets at September 26, 2009 provide collateral for the $45,008,000 of letters of credit issued to guarantee payment of insurance claims.
     In the first week of the Company’s 2009 fiscal third quarter, the Company completed the acquisition of Premier and A3i. As it relates to Premier, the Company may be required to pay additional consideration to the prior owner of Premier contingent on Premier achieving certain levels of earnings through December 2014. As it relates to the noncontrolling interest of A3i, the Company has the option, during the period commencing on the fourth anniversary of June 29, 2009, the closing date of the acquisition (the “Closing Date”), and ending on the sixth anniversary of the Closing Date, to purchase at fair value all but not less than all of the noncontrolling interest. The noncontrolling interest is also subject to customary restrictions on transfer, including a right of first refusal in favor of the Company, and drag-along rights. For a specified period following each of the sixth, seventh and eighth anniversaries of the Closing Date, the owner of the noncontrolling interest shall have the right, but not the obligation, to sell at fair value to the Company up to one third annually of the investment then held by such owner. The owner of the noncontrolling interest also has certain preemptive rights and tag-along rights.
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
     The transportation logistics segment provides a wide range of transportation and logistics services, including truckload transportation, rail intermodal, air cargo and ocean cargo services, the arrangement of multimodal (ground, air, ocean and rail) moves, supply chain solutions services and warehousing. Industries serviced by the transportation logistics segment include automotive products, paper, lumber and building products, metals, chemicals, foodstuffs, heavy machinery, retail, electronics, ammunition and explosives and military hardware. In addition, the transportation logistics segment provides transportation services to other transportation companies, including logistics and less-than-truckload service providers. The transportation logistics segment also provides dedicated contract and logistics solutions, including freight optimization and less-than-truckload freight consolidations, expedited ground and air delivery of time-critical freight and the movement of containers via ocean. This segment markets its services primarily through independent commission sales agents who enter into contractual arrangements with Landstar and are responsible for locating freight, making that freight available to Landstar’s capacity providers and coordinating the transportation of the freight with customers and capacity providers. The Company’s third party capacity providers consist of independent contractors who provide truck capacity to the Company under exclusive lease arrangements (the “BCO Independent Contractors”), trucking companies who provide truck capacity to the Company under non-exclusive contractual arrangements (the “Truck Brokerage Carriers”), air cargo carriers, ocean cargo carriers, railroads and independent warehouse capacity providers (“Warehouse Capacity Owners”). The Company has contracts with all of the Class 1 domestic railroads and certain Canadian railroads and contracts with domestic and international airlines and ocean lines. Each of the independent commission sales agents has the opportunity to market all of the services provided by the transportation logistics segment. Revenue recognized by the transportation logistics segment when providing capacity to customers to haul their freight is herein referred to as transportation services revenue and revenue for freight management services recognized on a fee-for-service basis is referred to herein as transportation management fees. During the thirty nine weeks ended September 26, 2009, transportation services revenue hauled by BCO Independent Contractors, Truck Brokerage Carriers, rail intermodal, ocean cargo carriers and air cargo carriers represented 59%, 34%, 4%, 2%, and 1%, respectively, of the Company’s transportation logistics segment revenue.
     In the first week of the Company’s 2009 fiscal third quarter, the Company completed the acquisitions of Premier Logistics, Inc. (collectively with its subsidiaries, “Premier”) and 75% of the voting interests of A3i Integration, LLC (collectively with its subsidiaries, “A3i”). These two supply chain transportation integration companies offer customers technology-based supply chain solutions and other value added services on a fee-for-service basis. The results of operations from Premier and A3i (collectively, the “Acquired Entities”) are presented as part of the Company’s transportation logistics segment. The Company expects that the acquisitions will not have a material effect on its revenues and earnings for the remainder of fiscal year 2009. Transportation management fees represented less than 1% of the Company’s transportation logistics segment revenue in the 2009 period.
     The insurance segment is comprised of Signature Insurance Company, a wholly owned offshore insurance subsidiary, and Risk Management Claim Services, Inc. This segment provides risk and claims management services to Landstar’s operating subsidiaries. In addition, it reinsures certain risks of the Company’s BCO Independent Contractors and provides certain property and casualty insurance directly to Landstar’s operating subsidiaries. Revenue, representing premiums on reinsurance programs provided to the Company’s BCO Independent Contractors, at the insurance segment represented approximately 2% of the Company’s total revenue for the thirty nine weeks ended September 26, 2009.
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

     While customer demand, which is subject to overall economic conditions, ultimately drives increases or decreases in revenue, the Company primarily relies on its independent commission sales agents to establish customer relationships and generate revenue opportunities. Management’s primary focus with respect to revenue growth is on revenue generated by independent commission sales agents who on an annual basis generate $1 million or more of Landstar revenue (“Million Dollar Agents”). Management believes future revenue growth is primarily dependent on its ability to increase both the revenue generated by Million Dollar Agents and the number of Million Dollar Agents through a combination of recruiting new agents and increasing the revenue opportunities generated by existing independent commission sales agents. During the 2008 fiscal year, 484 independent commission sales agents generated $1 million or more of Landstar’s revenue and thus qualified as Million Dollar Agents. During the 2008 fiscal year, the average revenue generated by a Million Dollar Agent was $4,907,000 and revenue generated by Million Dollar Agents in the aggregate represented 90% of consolidated Landstar revenue. The Company had 1,403 agent locations at both September 26, 2009 and September 27, 2008.
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

	Thirty Nine Weeks Ended		Thirteen Weeks Ended
	Sept. 26,	Sept. 27,	Sept. 26,	Sept. 27,
	2009	2008	2009	2008
Revenue generated through (in thousands):

BCO Independent Contractors	$840,391	$1,070,982	$289,726	$370,787
Truck Brokerage Carriers	495,661	766,262	166,182	275,928
Rail intermodal	57,094	106,936	20,366	35,338
Ocean cargo carriers	25,459	29,329	7,941	11,109
Air cargo carriers	10,259	10,135	2,751	2,686
Other (1)	32,217	55,588	13,704	36,905

	$1,461,081	$2,039,232	$500,670	$732,753

Number of loads:

BCO Independent Contractors	561,840	638,330	196,840	209,250
Truck Brokerage Carriers	363,000	435,250	122,980	146,280
Rail intermodal	28,600	45,610	10,310	14,610
Ocean cargo carriers	3,920	3,990	1,330	1,400
Air cargo carriers	6,440	5,520	1,340	1,650

	963,800	1,128,700	332,800	373,190

Revenue per load:

BCO Independent Contractors	$1,496	$1,678	$1,472	$1,772
Truck Brokerage Carriers	1,365	1,761	1,351	1,886
Rail intermodal	1,996	2,345	1,975	2,419
Ocean cargo carriers	6,495	7,351	5,971	7,935
Air cargo carriers	1,593	1,836	2,053	1,628

(1)	Includes premium revenue generated by the insurance segment and warehousing and transportation management fees generated by the transportation logistics segment. Also, included in the 2008 thirty-nine-week and thirteen-week periods was $27,638 of revenue for bus capacity provided for evacuation assistance related to the storms that impacted the Gulf Coast in the third quarter of 2008 (the “Bus Revenue”).
     Also critical to the Company’s success is its ability to secure capacity, particularly truck capacity, at rates that allow the Company to profitably transport customers’ freight. The following table summarizes available truck capacity providers:

	Sept. 26,	Sept. 27,
	2009	2008

BCO Independent Contractors	8,070	8,363
Truck Brokerage Carriers:
Approved and active (1)	14,541	16,400
Other approved	10,576	9,120

	25,117	25,520

Total available truck capacity providers	33,187	33,883

Number of trucks provided by BCO Independent Contractors	8,655	8,949

(1)	Active refers to Truck Brokerage Carriers who moved at least one load in the 180 days immediately preceding the fiscal quarter end.
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
     Purchased transportation represents the amount a BCO Independent Contractor or other third party capacity provider is paid to haul freight. The amount of purchased transportation paid to a BCO Independent Contractor is primarily based on a contractually agreed-upon percentage of revenue generated by the haul. Purchased transportation paid to a Truck Brokerage Carrier is based on either a negotiated rate for each load hauled or a contractually agreed-upon rate. Purchased transportation paid to rail intermodal, air cargo or ocean cargo carriers is based on contractually agreed-upon fixed rates. Purchased transportation as a percentage of revenue for truck brokerage, rail intermodal and ocean cargo services is normally higher than that of BCO Independent Contractor and air cargo services. Purchased transportation is the largest component of costs and expenses and, on a consolidated basis, increases or decreases in proportion to the revenue generated through BCO Independent Contractors and other third party capacity providers, transportation management fees and revenue from the insurance segment. Purchased transportation costs are recognized upon the completion of freight delivery.
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
     Employee compensation and benefits account for over half of the Company’s selling, general and administrative costs.
     Depreciation and amortization primarily relate to depreciation of trailing equipment and management information services equipment.

     The following table sets forth the percentage relationships of income and expense items to revenue for the periods indicated:

	Thirty Nine Weeks Ended		Thirteen Weeks Ended
	Sept. 26,	Sept. 27,	Sept. 26,	Sept. 27,
	2009	2008	2009	2008
Revenue	100.0%	100.0%	100.0%	100.0%
Investment income	0.1	0.1	0.1	0.1
Costs and expenses:
Purchased transportation	74.6	77.1	74.4	77.8
Commissions to agents	8.1	7.5	7.9	7.4
Other operating costs	1.5	1.0	1.4	0.9
Insurance and claims	2.0	1.3	2.1	1.1
Selling, general and administrative	6.8	5.2	6.6	4.7
Depreciation and amortization	1.2	0.8	1.2	0.7

Total costs and expenses	94.2	92.9	93.6	92.6

Operating income	5.9	7.2	6.5	7.5
Interest and debt expense	0.2	0.3	0.2	0.3

Income before income taxes	5.7	6.9	6.3	7.2
Income taxes	2.2	2.7	2.3	2.7

Net income	3.5%	4.2%	4.0%	4.5%

THIRTY NINE WEEKS ENDED SEPTEMBER 26, 2009 COMPARED TO THIRTY NINE WEEKS ENDED SEPTEMBER 27, 2008
     Revenue for the 2009 thirty-nine-week period was $1,461,081,000, a decrease of $578,151,000, or 28.4%, compared to the 2008 thirty-nine-week period. Revenue decreased $577,954,000, or 28.7%, at the transportation logistics segment. The decrease in revenue at the transportation logistics segment was primarily attributable to decreased revenue hauled by BCO Independent Contractors, Truck Brokerage Carriers, rail intermodal carriers and ocean cargo carriers of 22%, 35%, 47% and 13%, respectively, partially offset by increased revenue hauled by air cargo carriers of 1%. Included in the 2009 thirty-nine-week period was $3,664,000 of transportation management fees. Included in the 2008 thirty-nine-week period was $27,638,000 of Bus Revenue. The number of loads in the 2009 period hauled by BCO Independent Contractors, Truck Brokerage Carriers, rail intermodal carriers and ocean cargo carriers decreased 12%, 17%, 37% and 2%, respectively, compared to the 2008 period, while the number of loads hauled by air cargo carriers increased 17% over the same period. Revenue per load for loads hauled by BCO Independent Contractors, Truck Brokerage Carriers, rail intermodal carriers, ocean cargo carriers and air cargo carriers decreased approximately 11%, 22%, 15%, 12% and 13%, respectively, compared to the 2008 period. The decrease in revenue per load hauled by BCO Independent Contractors, Truck Brokerage Carriers, rail intermodal and air and ocean cargo carriers was primarily attributable to lower demand due to the overall weak economic conditions which caused increased pressure on price. In addition, the decrease in revenue per load on Truck Brokerage Carrier revenue was partly attributable to decreased fuel surcharges identified separately in billings to customers in the 2009 period compared to the 2008 period. Fuel surcharges on Truck Brokerage Carrier revenue identified separately in billings to customers and included as a component of Truck Brokerage Carrier revenue were $31,315,000 and $109,601,000 in the 2009 and 2008 periods, respectively. Fuel surcharges billed to customers on revenue hauled by BCO Independent Contractors are excluded from revenue.
     Investment income at the insurance segment was $954,000 and $2,686,000 in the 2009 and 2008 thirty-nine-week periods, respectively. The decrease in investment income was primarily due to a decreased rate of return, attributable to a general decrease in interest rates on investments held by the insurance segment in the 2009 period.
     Purchased transportation was 74.6% and 77.1% of revenue in the 2009 and 2008 thirty-nine-week periods, respectively. The decrease in purchased transportation as a percentage of revenue was primarily attributable to decreased rates of purchased transportation paid to Truck Brokerage Carriers, due to lower fuel prices and excess truck capacity industry wide, and an increase in the percentage of revenue hauled by BCO Independent Contractors, which tends to have a lower cost of purchased transportation. Commissions to agents were 8.1% of revenue in the 2009 period and 7.5% of revenue in the 2008 period. The increase in commissions to agents as a percentage of revenue was primarily attributable to increased gross profit, defined as revenue less the cost of purchased transportation, on revenue hauled by Truck Brokerage Carriers. Other operating costs were 1.5% and 1.0% of revenue in the 2009 and 2008 periods, respectively. The increase in other operating costs as a percentage of revenue was primarily attributable to the effect of decreased revenue, $870,000 of other operating costs from the Acquired Entities, increased trailing equipment maintenance costs and an increased provision for contractor bad debt, partially offset by decreased trailing equipment rental costs. Insurance and claims were 2.0% of revenue in the 2009 period and 1.3% of revenue in the 2008 period. The increase in insurance and claims as a percentage of revenue was primarily due to increased favorable development of prior year claims reported in the 2008 period. Selling, general and administrative costs were 6.8% of revenue in the 2009 period and 5.2% of revenue in the 2008 period. The increase in selling, general and administrative costs as a percentage of revenue was primarily attributable to the effect of decreased revenue, $2,005,000 of one-time acquisition related costs, $3,300,000 of selling, general and administrative costs from the Acquired Entities and an increased provision for customer bad debt. In addition, there was no provision for bonuses reported in the 2009 period as management does not currently anticipate achieving bonus targets, whereas the 2008 period included a provision for bonuses. Depreciation and amortization was 1.2% of revenue in the 2009 period compared with 0.8% in the 2008 period. The increase in depreciation and amortization as a percentage of revenue was primarily due to the effect of decreased revenue, depreciation on Company-owned trailing equipment and amortization of identifiable intangible assets attributed to the Acquired Entities.
     Interest and debt expense was 0.2% of revenue in the 2009 thirty-nine-week period, compared to 0.3% in the 2008 period. The decrease in interest and debt expense as a percentage of revenue was primarily attributable to lower average borrowings on the Company’s senior credit facility, a lower average rate on borrowings under the company’s senior credit facility and lower average capital lease obligations during the 2009 period.
     The provisions for income taxes for the 2009 and 2008 thirty-nine-week periods were based on estimated full year combined effective income tax rates of approximately 37.9% and 38.4%, respectively, which were higher than the statutory federal income tax rate primarily as a result of state taxes, the meals and entertainment exclusion and non-deductible stock compensation expense. The decrease in the effective income tax rate was primarily attributable to recognition of benefits relating to several uncertain tax positions for which the applicable statute of limitations passed in the 2009 third quarter.
     The net loss attributable to noncontrolling interest of $214,000 represents the noncontrolling investor’s 25 percent share of the net loss incurred by A3i during the 2009 thirty-nine-week period.
     Net income attributable to the Company was $51,827,000, or $1.01 per common share ($1.01 per diluted share), in the 2009 thirty-nine-week period. Net income attributable to the Company was $86,325,000, or $1.64 per common share ($1.62 per diluted share), in the 2008 thirty-nine-week period. Included in the 2008 thirty-nine-week period is operating income of $2,870,000 related to the $27,638,000 of Bus Revenue. The $2,870,000 of operating income, net of related income taxes, increased 2008 thirty-nine-week period net income attributable to the Company by $1,722,000, or $0.03 per common share ($0.03 per diluted share).
THIRTEEN WEEKS ENDED SEPTEMBER 26, 2009 COMPARED TO THIRTEEN WEEKS ENDED SEPTEMBER 27, 2008
     Revenue for the 2009 thirteen-week period was $500,670,000, a decrease of $232,083,000, or 31.7%, compared to the 2008 thirteen-week period. Revenue decreased $231,755,000, or 32.0%, at the transportation logistics segment. The decrease in revenue at the transportation logistics segment was primarily attributable to decreased revenue hauled by BCO Independent Contractors, Truck Brokerage Carriers, rail intermodal carriers and ocean cargo carriers of 22%, 40%, 42% and 29%, respectively, partially offset by increased revenue hauled by air cargo carriers of 2%. Included in the 2009 thirteen-week period was $3,664,000 of transportation management fees. Included in the 2008 thirteen-week period was $27,638,000 of Bus Revenue. The number of loads in the 2009 period hauled by BCO Independent Contractors, Truck Brokerage Carriers, rail intermodal carriers and ocean and air cargo carriers decreased 6%, 16%, 29%, 5% and 19%, respectively, compared to the 2008 period. Revenue per load for loads hauled by BCO Independent Contractors, Truck Brokerage Carriers, rail intermodal carriers and ocean cargo carriers decreased approximately 17%, 28%, 18%, and 25%, respectively, compared to the 2008 period, while revenue per load for loads hauled by air cargo carriers increased 26% over the same period. The decrease in revenue per load hauled by BCO Independent Contractors, Truck Brokerage Carriers, rail intermodal and ocean cargo carriers was primarily attributable to lower demand due to the overall weak economic conditions which caused increased pressure on price. In addition, the decrease in revenue per load on Truck Brokerage Carrier revenue was partly attributable to decreased fuel surcharges identified separately in billings to customers in the 2009 period compared to the 2008 period. Fuel surcharges on Truck Brokerage Carrier revenue identified separately in billings to customers and included as a component of Truck Brokerage Carrier revenue were $12,329,000 and $41,853,000 in the 2009 and 2008 periods, respectively.
     Investment income at the insurance segment was $279,000 and $817,000 in the 2009 and 2008 thirteen-week periods, respectively. The decrease in investment income was primarily due to a decreased rate of return, attributable to a general decrease in interest rates on investments held by the insurance segment in the 2009 period.
     Purchased transportation was 74.4% and 77.8% of revenue in the 2009 and 2008 thirteen-week periods, respectively. The decrease in purchased transportation as a percentage of revenue was primarily attributable to a decrease in the rate of purchased transportation paid to Truck Brokerage Carriers, due to lower fuel prices and excess truck capacity industry wide, and an increase in the percentage of revenue hauled by BCO Independent Contractors, which tends to have a lower cost of purchased transportation. Additionally, the 2008 period included Bus Revenue, which had a higher cost of purchased transportation. Commissions to agents were 7.9% of revenue in the 2009 period and 7.4% of revenue in the 2008 period. The increase in commissions to agents as a percentage of revenue was primarily attributable to increased gross profit, defined as revenue less the cost of purchased transportation, on revenue hauled by Truck Brokerage Carriers and the effect of Bus Revenue in the 2008 period. Other operating costs were 1.4% and 0.9% of revenue in the 2009 and 2008 periods, respectively. The increase in other operating costs as a percentage of revenue was primarily attributable to the effect of decreased revenue, $870,000 of other operating costs from the Acquired Entities, increased trailing equipment maintenance costs and an increased provision for contractor bad debt, partially offset by decreased trailing equipment rental costs. Insurance and claims were 2.1% of revenue in the 2009 period and 1.1% of revenue in the 2008 period. The increase in insurance and claims as a percentage of revenue was primarily due to increased favorable development of prior year claims reported in the 2008 period. Selling, general and administrative costs were 6.6% of revenue in the 2009 period and 4.7% of revenue in the 2008 period. The increase in selling, general and administrative costs as a percentage of revenue was primarily attributable to $3,300,000 of selling, general and administrative from the Acquired Entities and the effect of decreased revenue. In addition, there was no provision for bonuses reported in the 2009 period, whereas the 2008 period included a provision for bonuses. Depreciation and amortization was 1.2% of revenue in the 2009 period, compared with 0.7% in the 2008 period. The increase in depreciation and amortization as a percentage of revenue was primarily due to the effect of decreased revenue, depreciation on Company-owned trailing equipment and amortization of intangible assets attributed to the Acquired Entities.
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
     The provisions for income taxes for the 2009 and 2008 thirteen-week periods were based on estimated full year combined effective income tax rates of approximately 37.4% and 38.0%, respectively, which were higher than the statutory federal income tax rate primarily as a result of state taxes, the meals and entertainment exclusion and non-deductible stock compensation expense. The decrease in the effective income tax rate was primarily attributable to recognition of benefits relating to several uncertain tax positions for which the applicable statute of limitations passed in the 2009 third quarter.
     The net loss attributable to the noncontrolling interest of $214,000 represents the noncontrolling investor’s 25 percent share of the net loss incurred by A3i during the 2009 thirteen-week period.
     Net income attributable to the Company was $20,076,000, or $0.39 per common share ($0.39 per diluted share), in the 2009 thirteen-week period. Net income attributable to the Company was $32,817,000, or $0.62 per common share ($0.62 per diluted share), in the 2008 thirteen-week period. Included in the 2008 thirteen-week period is operating income of $2,870,000 related to the $27,638,000 of Bus Revenue. The $2,870,000 of operating income, net of related income taxes, increased 2008 thirteen-week period net income attributable to the Company by $1,722,000, or $0.03 per common share ($0.03 per diluted share).
CAPITAL RESOURCES AND LIQUIDITY
     Equity was $275,045,000, or 79% of total capitalization (defined as total debt plus equity), at September 26, 2009, compared to $253,136,000, or 65% of total capitalization, at December 27, 2008. The increase in equity was primarily a result of net income and the effect of the exercises of stock options during the period, partially offset by the Company’s purchase of 959,704 shares of the Company’s common stock at a total cost of $31,660,000, the issuance by the Company of 27,323 shares of its common stock as consideration in connection with one of the acquisitions and dividends paid by the Company.
     The Company paid $0.125 per share, or $6,419,000, in cash dividends during the thirty-nine-week period ended September 26, 2009. It is the intention of the Board of Directors to continue to pay a quarterly dividend. As of September 26, 2009, the Company may purchase up to an additional 2,040,296 shares of its common stock under its authorized stock purchase programs. Long-term debt, including current maturities, was $75,041,000 at September 26, 2009, $61,404,000 lower than at December 27, 2008.
     Working capital and the ratio of current assets to current liabilities were $158,194,000 and 1.7 to 1, respectively, at September 26, 2009, compared with $238,817,000 and 2.0 to 1, respectively, at December 27, 2008. Landstar has historically operated with current ratios within the range of 1.5 to 1 to 2.0 to 1. Cash provided by operating activities was $128,199,000 in the 2009 thirty-nine-week period compared with $50,358,000 in the 2008 thirty-nine-week period. The increase in cash flow provided by operating activities was primarily attributable to the timing of collections of receivables.
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
     At September 26, 2009, the Company had $28,847,000 of letters of credit outstanding under the Credit Agreement. At September 26, 2009, there was $181,153,000 available for future borrowings under the Credit Agreement. In addition, the Company has $45,008,000 in letters of credit outstanding, as collateral for insurance claims, that are secured by investments and cash equivalents totaling $49,629,000. Investments, all of which are carried at fair value, consist of investment-grade bonds having maturities of up to five years. Fair value of investments is based primarily on quoted market prices.
     Historically, the Company has generated sufficient operating cash flow to meet its debt service requirements, fund continued growth, both internal and through acquisitions, complete or execute share purchases of its common stock under authorized share purchase programs, pay dividends and meet working capital needs. As a non-asset based provider of transportation capacity and logistics services, the Company’s annual capital requirements for operating property are generally for trailing equipment and management information services equipment. In addition, a significant portion of the trailing equipment used by the Company is provided by third party capacity providers, thereby reducing the Company’s capital requirements. During the 2009 thirty-nine-week period, the Company purchased $2,276,000 of operating property and acquired $12,284,000 of trailing equipment by entering into capital leases. Landstar does not anticipate purchasing significant amounts of operating property during the remainder of fiscal year 2009. In the first week of the Company’s 2009 fiscal third quarter, the Company completed the acquisitions, as described above. Consideration paid plus net liabilities assumed for the acquisitions was approximately $35,200,000 in the aggregate.
     As it relates to the noncontrolling interest of A3i, the Company has the option, during the period commencing on the fourth anniversary of June 29, 2009, the closing date of the acquisition (the “Closing Date”), and ending on the sixth anniversary of the Closing Date, to purchase at fair value all but not less than all of the noncontrolling interest. The noncontrolling interest is also subject to customary restrictions on transfer, including a right of first refusal in favor of the Company, and drag-along rights. For a specified period following each of the sixth, seventh and eighth anniversaries of the Closing Date, the owner of the noncontrolling interest shall have the right, but not the obligation, to sell at fair value to the Company up to one third annually of the investment then held by such owner. The owner of the noncontrolling interest also has certain preemptive rights and tag-along rights. In addition, as it relates to Premier, the Company may be required to pay additional consideration to the prior owner of Premier contingent on Premier achieving certain levels of earnings through December 2014.
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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
     The allowance for doubtful accounts for both trade and other receivables represents management’s estimate of the amount of outstanding receivables that will not be collected. Recently the Company experienced a higher level of customer bad debt expense than typical. Management believes this resulted from the difficult economic environment experienced by the Company’s customers. Historically, management’s estimates for uncollectible receivables have been materially correct. Although management believes the amount of the allowance for both trade and other receivables at September 26, 2009 is appropriate, a prolonged period of low or no economic growth may adversely affect the collection of these receivables. Conversely, a more robust economic environment may result in the realization of some portion of the estimated uncollectible receivables.
     Landstar provides for the estimated costs of self-insured claims primarily on an actuarial basis. The amount recorded for the estimated liability for claims incurred is based upon the facts and circumstances known on the applicable balance sheet date. The ultimate resolution of these claims may be for an amount greater or less than the amount estimated by management. Historically, the Company has experienced both favorable and unfavorable development of prior years’ claims estimates. The Company continually revises its existing claim estimates as new or revised information becomes available on the status of each claim. During the 2009 and 2008 thirty-nine-week periods, insurance and claims costs included $5,586,000 and $10,002,000, respectively, of favorable adjustments to prior years’ claims estimates. It is reasonably likely that the ultimate outcome of settling all outstanding claims will be more or less than the estimated claims reserve at September 26, 2009.
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
     Borrowings under the Credit Agreement bear interest at rates equal to, at the option of the Company, either (i) the greater of (a) the prime rate as publicly announced from time to time by JPMorgan Chase Bank, N.A. and (b) the federal funds effective rate plus .5%, or, (ii) the rate at the time offered to JPMorgan Chase Bank, N.A. in the Eurodollar market for amounts and periods comparable to the relevant loan plus, in either case, a margin that is determined based on the level of the Company’s Leverage Ratio, as defined in the Credit Agreement. As of September 26, 2009, the weighted average interest rate on borrowings outstanding was 1.13%. During the third quarter of 2009, the average outstanding balance under the Credit Agreement was approximately $12,800,000. Based on the borrowing rates in the Credit Agreement and the repayment terms, the fair value of the outstanding borrowings as of September 26, 2009 was estimated to approximate carrying value. Assuming that debt levels on the Credit Agreement remain at $15,000,000, the balance at September 26, 2009, a hypothetical increase of 100 basis points in current rates provided for under the Credit Agreement is estimated to result in an increase in interest expense of $150,000 on an annualized basis.

     Long-term investments, all of which are available-for-sale, consist of investment-grade bonds having maturities of up to five years. Assuming that the long-term portion of investments in bonds remains at $30,358,000, the balance at September 26, 2009, a hypothetical increase or decrease in interest rates of 100 basis points would not have a material impact on future earnings on an annualized basis. Short-term investments consist of short-term investment-grade instruments and the current maturities of investment-grade bonds. Accordingly, any future interest rate risk on these short-term investments would not be material.
     Assets and liabilities of the Company’s Canadian operations are translated from their functional currency to U.S. dollars using exchange rates in effect at the balance sheet date and revenue and expense accounts are translated at average monthly exchange rates during the period. Adjustments resulting from the translation process are included in accumulated other comprehensive income. Transactional gains and losses arising from receivable and payable balances, including intercompany balances, in the normal course of business that are denominated in a currency other than the functional currency of the applicable operation are recorded in such operation’s statements of income when they occur. The net assets held at the Company’s Canadian subsidiary at September 26, 2009 were, as translated to U.S. dollars, less than 1% of total consolidated net assets. Accordingly, any translation gain or loss related to the Canadian operation would not be material.
Item 4. Controls and Procedures
     As of the end of the period covered by this quarterly report on Form 10-Q, an evaluation was carried out, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended). Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of September 26, 2009, to provide reasonable assurance that information required to be disclosed by the Company in reports that it filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.
     There were no significant changes in the Company’s internal controls over financial reporting during the Company’s fiscal quarter ended September 26, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Company
     The following table provides information regarding the Company’s purchases of its common stock during the period from June 27, 2009 to September 26, 2009, the Company’s third fiscal quarter:

			Total Number of Shares	Maximum Number of
			Purchased as Part of	Shares That May Yet
	Total Number of	Average Price Paid	Publicly Announced	Be Purchased Under
Fiscal Period	Shares Purchased	Per Share	Programs	the Programs

June 27, 2009				2,556,200
June 28 — July 25, 2009	288,940	$33.99	288,940	2,267,260
July 26, 2009 — August 22, 2009				2,267,260
August 23, 2009 — Sept 26, 2009	226,964	$35.50	226,964	2,040,296

Total	515,904	$34.66	515,904

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
During the thirty-nine-week period ended September 26, 2009, Landstar paid dividends as follows:

Dividend Amount	Declaration	Record	Payment
per share	Date	Date	Date

$0.040	January 27, 2009	February 6, 2009	February 27, 2009
$0.040	April 14, 2009	May 7, 2009	May 29, 2009
$0.045	July 15, 2009	August 10, 2009	August 28, 2009
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

LANDSTAR SYSTEM, INC.
Date: October 30, 2009	/s/ Henry H. Gerkens
Henry H. Gerkens
President and Chief Executive Officer

Date: October 30, 2009	/s/ James B. Gattoni
James B. Gattoni
Vice President and Chief Financial Officer