Form 10-K
period 2009-12-26
LANDSTAR SYSTEM INC
filed 2010-02-23
CIK 853816

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 26, 2009
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant was $1,833,883,000 (based on the per share closing price on June 27, 2009, the last business day of the Company’s second fiscal quarter, as reported on the NASDAQ Global Select Market). In making this calculation, the registrant has assumed, without admitting for any purpose, that all directors and executive officers of the registrant, and no other persons, are affiliates.

The number of shares of the registrant’s common stock, par value $0.01 per share (the “Common Stock”), outstanding as of the close of business on January 29, 2010 was 50,248,214.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following document are incorporated by reference in this Form 10-K as indicated herein:

Part of 10-K
into Which
Document	Incorporated

Proxy Statement relating to Landstar System, Inc.’s Annual Meeting of Stockholders scheduled to be held on April 29, 2010	Part III

LANDSTAR SYSTEM, INC.

2009 ANNUAL REPORT ON FORM 10-K

PART I

Item 1.	Business

General

Landstar System, Inc. was incorporated in January 1991 under the laws of the State of Delaware. It acquired all of the capital stock of its predecessor, Landstar System Holdings, Inc. (“LSHI”) on March 28, 1991. Landstar System, Inc. has been a publicly held company since its initial public offering in March 1993. LSHI owns directly or indirectly all of the common stock of Landstar Ranger, Inc. (“Landstar Ranger”), Landstar Inway, Inc. (“Landstar Inway”), Landstar Ligon, Inc. (“Landstar Ligon”), Landstar Gemini, Inc. (“Landstar Gemini”), Landstar Transportation Logistics, Inc. (“Landstar Transportation Logistics”), Landstar Global Logistics, Inc. (“Landstar Global Logistics”), Landstar Express America, Inc. (“Landstar Express America”), Landstar Canada Holdings, Inc. (“LCHI”), Landstar Canada, Inc. (“Landstar Canada”), Landstar Contractor Financing, Inc. (“LCFI”), Risk Management Claim Services, Inc. (“RMCS”), Landstar Supply Chain Solutions, Inc. (“LSCS”), National Logistics Management Co. (“NLM”) and Signature Insurance Company (“Signature”). LSCS owns 100% of the non-voting, preferred interests and 75% of the voting, common equity interests in A3i Acquisition, LLC (“A3i Acquisition”). A3 Integration, LLC (“A3i”) is a wholly-owned subsidiary of A3i Acquisition. Landstar Ranger, Landstar Inway, Landstar Ligon, Landstar Gemini, Landstar Transportation Logistics, Landstar Global Logistics, Landstar Express America, NLM, A3i and Landstar Canada are collectively herein referred to as Landstar’s “Operating Subsidiaries.” Landstar System, Inc., LSHI, LCFI, RMCS, LCHI, LSCS, A3i Acquisition, Signature and the Operating Subsidiaries are collectively referred to herein as “Landstar” or the “Company,” unless the context otherwise requires. The Company’s principal executive offices are located at 13410 Sutton Park Drive South, Jacksonville, Florida 32224 and its telephone number is (904) 398-9400. The Company makes available free of charge through its website its annual report on Form 10-K, quarterly reports on Form 10-Q, proxy and current reports on Form 8-K as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission (“SEC”). The Company’s website is www.landstar.com. The SEC maintains a website at http://www.sec.gov that contains the Company’s current and periodic reports, proxy and information statements and other information filed electronically with the SEC.

In the Company’s 2009 fiscal third quarter, the Company completed the acquisitions of (i) NLM (together with a limited liability company and certain corporate subsidiaries and affiliates) and (ii) A3i through A3i Acquisition, an entity in which the Company owns 100% of the non-voting, preferred interests and 75% of the voting, common equity interests. A3i is a wholly-owned subsidiary of A3i Acquisition. These two acquisitions are referred to herein collectively as the “Recent Acquisitions.” NLM is a non-asset based third-party logistics provider which utilizes proprietary technology to manage transportation services for shippers and provides software-as-a-service technology to customers to perform their own transportation execution management. A3i operates as a software-as-a-service business which utilizes proprietary technology from a third party as well as its own internally developed technology to offer supply chain systems integration and solutions to large and small shippers, including transportation order management, shipment planning and optimization, rate management, transportation sourcing, global in-transit visibility and shipment execution.

Description of Business

Landstar is a non-asset based provider of freight transportation services and supply chain solutions. The Company offers shippers services across multiple transportation modes, with the ability to arrange for individual shipments of freight to enterprise-wide solutions to manage all of a shipper’s transportation and logistics needs. The Company provides services to shippers principally throughout the United States and Canada, between the United States, Canada and Mexico, and, to a lesser extent, in other countries around the world. These business services emphasize safety, information coordination and customer service and are delivered through a network of independent commission sales agents and third party capacity providers linked together by a series of technological applications which are provided and coordinated by the Company.

Landstar markets its freight transportation services and supply chain solutions primarily through independent commission sales agents. Landstar’s independent commission sales agents enter into contractual arrangements with the Company and are primarily responsible for locating freight, making that freight available to Landstar’s third party capacity providers and coordinating the transportation of the freight with customers and third party capacity providers. The Company’s third party capacity providers consist of independent contractors who provide truck capacity to the Company under exclusive lease arrangements (the “BCO Independent Contractors”), unrelated trucking companies who provide truck capacity to the Company under non-exclusive contractual arrangements (the “Truck Brokerage Carriers”), air cargo carriers, ocean cargo carriers, railroads and independent warehouse capacity providers (“Warehouse Capacity Owners”). The Company has contracts with all of the Class 1 domestic and Canadian railroads and certain short-line railroads and contracts with domestic and international airlines and ocean lines. Through its network of employees, agents and capacity providers linked together by Landstar’s technological applications, Landstar operates a transportation services and supply chain solutions business primarily throughout North America with revenue of approximately $2.0 billion during the most recently completed fiscal year. The Company reports the results of two operating segments: the transportation logistics segment and the insurance segment.

Transportation Logistics Segment

The transportation logistics segment provides a wide range of transportation services and supply chain solutions. Transportation services offered by the Company include truckload and less-than-truckload transportation, rail intermodal, air cargo, ocean cargo, expedited ground and air delivery of time-critical freight, heavy-haul/specialized, U.S.-Canada and U.S.-Mexico cross-border, project cargo and customs brokerage. Supply chain solutions are based on advanced technology solutions offered by the Company and include integrated multi-modal solutions, outsourced logistics, supply chain engineering and warehousing. Also, supply chain solutions can be delivered through a software-as-a-service model. Industries serviced by the transportation logistics segment include automotive products, paper, lumber and building products, metals, chemicals, foodstuffs, heavy machinery, retail, electronics, ammunition and explosives and military hardware. In addition, the transportation logistics segment provides transportation services to other transportation companies, including logistics and less-than-truckload service providers. Each of the independent commission sales agents has the opportunity to market all of the services provided by the transportation logistics segment. Freight transportation services are typically charged to customers on a per shipment basis for the physical transportation of freight. Supply chain solution customers are generally charged fees for the services provided. Revenue recognized by the transportation logistics segment when providing capacity to customers to haul their freight is referred to herein as “transportation services revenue” and revenue for freight management services recognized on a fee-for-service basis is referred to herein as “transportation management fees.”

Truck Services.  The transportation logistics segment’s truckload services include a full array of truckload transportation for a wide range of general commodities, much of which are transported over irregular or non-repetitive routes. The Company utilizes a broad assortment of specialized equipment, including dry and specialty vans of various sizes, unsided trailers (including flatbeds, drop decks and light specialty trailers), temperature-controlled vans and containers. Available truckload services also include short-to-long haul movement of containers by truck and expedited ground and dedicated power-only truck capacity. During fiscal year 2009, revenue hauled by BCO Independent Contractors and Truck Brokerage Carriers was 58% and 35%, respectively, of total transportation logistics segment revenue. The Company’s truck services contributed 91% of total revenue in fiscal year 2009.

Rail Intermodal Services.  The transportation logistics segment has contracts with all of the Class 1 domestic and Canadian railroads and certain short-line railroads and all major asset-based intermodal equipment providers, including agreements with stacktrain operators and container and trailing equipment companies. In addition, the transportation logistics segment has contracts with a vast network of local trucking companies that handle pick-up and delivery of rail freight. These contracts provide the transportation logistics segment the ability to transport freight via rail throughout the United States, Canada and Mexico. The transportation logistics segment’s rail intermodal services include trailer on flat car, container on flat car, box car and railcar service capabilities. The transportation logistics segment’s rail intermodal services contributed 4% of total revenue in fiscal year 2009.

Air and Ocean Services.  The transportation logistics segment provides international ocean and air services to its customers utilizing international airlines and ocean lines. The transportation logistics segment executes international freight transportation as an IATA certified Indirect Air Carrier (IAC) and Federal Maritime Commission (FMC) licensed non-vessel operating common carrier (NVOCC). The transportation logistics segment also provides international freight transportation solutions as a licensed freight forwarder. Through its network of independent commission sales agents and relationships within a global network of foreign freight forwarders, the transportation logistics segment provides efficient and cost effective door-to-door transportation to most points in the world for a vast array of cargo types such as over sized break bulk, consolidations, full container loads and refrigerated cargo. The transportation logistics segment’s air and ocean services contributed 3% of total revenue in fiscal year 2009.

Advanced Technology Solutions.  In the Company’s 2009 fiscal third quarter, the Company completed the Recent Acquisitions. NLM and A3i are supply chain transportation integration companies offering customers technology-based supply chain solutions and other value added services on a fee-for-service basis. The services provided by NLM and A3i, along with the Company’s existing capabilities, offer shippers supply chain solutions, including logistics order management, shipment planning and optimization, rate management, transportation sourcing, global in-transit visibility and shipment execution. Supply chain solutions offered by the Company can be managed by the Company through its transportation services offerings or be utilized by shippers as a software-as-a service offering, in which the shipper manages its carriers and executes its own shipments utilizing the Company’s technology. The Company’s supply chain solution services are capable of handling world-wide transportation and logistics services in multiple currencies.

Warehousing Services.  The transportation logistics segment’s warehouse offering provides customers with nationwide access to available warehouse capacity utilizing a network of independently owned and operated regional warehouse facilities linked by a single warehouse information technology application without Landstar owning or leasing facilities or hiring employees to work at warehouses.

Other Services.  During the fiscal year ended December 27, 2008, revenue for passenger bus capacity provided for evacuation assistance related to the storms that impacted the Gulf Coast in September 2008 (“Bus Revenue”) represented 1% of the Company’s transportation logistics segment revenue in 2008.

Insurance Segment

The insurance segment is comprised of Signature, a wholly owned offshore insurance subsidiary, and RMCS. This segment provides risk and claims management services to certain of Landstar’s Operating Subsidiaries. In addition, it reinsures certain risks of the Company’s BCO Independent Contractors and provides certain property and casualty insurance directly to certain of Landstar’s Operating Subsidiaries. Revenue, representing premiums on reinsurance programs provided to the Company’s BCO Independent Contractors, at the insurance segment represented approximately 2% of the Company’s total 2009 revenue.

Factors Significant to the Company’s Operations

Management believes the following factors are particularly significant to the Company’s operations:

Agent Network

The Company’s primary day-to-day contact with its customers is through its network of independent commission sales agents and not typically through employees of the Company. The typical Landstar independent commission sales agent maintains a relationship with a number of shippers and services these shippers utilizing the Company’s network of technological applications and the various modes of transportation made available through the Company’s network of third party capacity providers. The Company provides assistance to the agents in developing additional relationships with shippers and enhancing agent and Company relationships with larger shippers through the Company’s field employees, located throughout the United States and, to a lesser degree, in Canada. The Operating Subsidiaries emphasize programs to support the agents’ operations and to provide guidance on establishing pricing parameters for freight hauled by the various modes of transportation available to the agents. Nevertheless, it is important to note that Operating Subsidiaries contract directly with customers and generally assume the credit risk and liability for freight losses or damages.

Management believes the Company has more independent commission sales agents than any other non-asset based transportation and logistics services company. Landstar’s network of over 1,350 independent commission sales agent locations provides the Company regular contact with shippers at the local level and the capability to be highly responsive to shippers’ changing needs. The Company’s large fleet of available capacity, as further described below, provides the agent network the resources needed to service both large and small shippers. Through its agent network, the Company offers smaller shippers a level of service comparable to that typically enjoyed only by larger customers. Examples include the ability to provide transportation services on short notice (often within hours from notification to time of pick-up), multiple pick-up and delivery points, electronic data interchange capability and access to specialized equipment. In addition, a number of the Company’s agents specialize in certain types of freight and transportation services (such as oversized or heavy loads). Each independent commission sales agent has the opportunity to market all of the services provided by the transportation logistics segment.

Commissions to agents are generally between 5% and 10% of the revenue generated and are based on contractually agreed-upon percentages of transportation services revenue or gross profit, defined as revenue less the cost of purchased transportation or gross profit less a contractually agreed upon percentage of revenue retained by Landstar. Commissions to agents as a percentage of consolidated revenue will vary directly with fluctuations in the percentage of consolidated revenue generated by the various modes of transportation, transportation management fees and the insurance segment and with changes in gross profit on services provided by Truck Brokerage Carriers, rail intermodal carriers, air cargo carriers and ocean cargo carriers. Commissions to agents are recognized upon the completion of freight delivery.

The independent commission sales agents use a variety of proprietary and third party technological applications, depending on the mode of transportation, provided by the Company to service the requirements of shippers. For truck services, the Company’s independent commission sales agents use Landstar proprietary software which enables agents to enter available freight, dispatch capacity and process most administrative procedures and then communicate that information to Landstar and its capacity providers via the internet. The Company’s web-based available truck information system provides a listing of available truck capacity to the Company’s independent commission sales agents. For other modes, the independent commission sales agents utilize mostly third party technological applications provided by the Company.

The Company reported 405 and 484 agents who generated at least $1 million each in revenue during 2009 and 2008, respectively. The significant decrease in the number of million dollar agents experienced during 2009 was primarily attributable to the significant downturn in the domestic economy that began in the later part of 2008 and continued throughout 2009. The decrease in million dollar agents was primarily due to 93 agents who achieved $1 million each in revenue in 2008, but, due to the soft freight environment, produced less than $1 million each in revenue in 2009. Turnover, representing the percentage of the 484 million dollar agents who terminated during 2009, was approximately 3 percent. Historically, Landstar has experienced very low turnover among its agents who annually generate revenue of $1 million or more. Management believes that the majority of the agents who annually generate revenue of $1 million or more choose to represent Landstar exclusively.

Transportation Capacity

The Company relies exclusively on independent third parties for its hauling capacity other than for a portion of the Company’s available trailing equipment owned or leased by the Company and utilized primarily by the BCO Independent Contractors. These third party transportation capacity providers consist of BCO Independent Contractors, Truck Brokerage Carriers, air and ocean cargo carriers and railroads. Landstar’s use of capacity provided exclusively by third parties allows it to maintain a lower level of capital investment, resulting in lower fixed costs. During the most recently completed fiscal year, revenue hauled by BCO Independent Contractors, Truck Brokerage Carriers, rail intermodal, air and ocean carriers represented 58%, 35%, 4%, 1% and 2%, respectively, of the Company’s transportation logistics segment revenue. Historically, with the exception of air revenue, the net margin (defined as revenue less the cost of purchased transportation and commissions to agents divided by revenue) generated from freight hauled by BCO Independent Contractors has been greater than from freight hauled by other third party capacity providers. However, the Company’s insurance and claims costs and other operating costs are incurred primarily in support of the BCO Independent Contractor capacity. In addition, as further described in the “Corporate Services” section that follows, the Company incurs significantly higher selling, general and administrative costs in support of the BCO Independent Contractor capacity as compared to the other modes of transportation. Purchased transportation costs are recognized upon the completion of freight delivery.

BCO Independent Contractors.  Management believes the Company has the largest fleet of truckload BCO Independent Contractors in the United States. BCO Independent Contractors provide truck capacity to the Company under exclusive lease arrangements. Each BCO Independent Contractor operates under the motor carrier operating authority issued by the U.S. Department of Transportation (“DOT”) to Landstar’s Operating Subsidiary to which such BCO Independent Contractor has leased his or her services and equipment. The Company’s network of BCO Independent Contractors provides marketing, operating, safety, recruiting, retention and financial advantages to the Company.

The Company’s BCO Independent Contractors are compensated based on a fixed percentage of the revenue generated from the freight they haul. This percentage generally ranges from 62% to 73% where the BCO Independent Contractor provides only a tractor and 73% to 75% where the BCO Independent Contractor provides both a tractor and a trailer. The BCO Independent Contractor must pay substantially all of the expenses of operating his/her equipment, including driver wages and benefits, fuel, physical damage insurance, maintenance, highway use taxes and debt service, if applicable. The Company passes 100% of fuel surcharges billed to customers for freight hauled by BCO Independent Contractors to its BCO Independent Contractors. During 2009, the Company billed customers $128.4 million in fuel surcharges and passed 100% of such fuel surcharges to the BCO Independent Contractors. These fuel surcharges are excluded from revenue.

The Company maintains an internet site through which BCO Independent Contractors can view a comprehensive listing of the Company’s available freight, allowing them to consider rate, size, origin and destination when planning trips. The Landstar Contractors’ Advantage Purchasing Program (LCAPP) leverages Landstar’s purchasing power to provide discounts to eligible BCO Independent Contractors when they purchase equipment, fuel, tires and other items. In addition, LCFI provides a source of funds at competitive interest rates to the BCO Independent Contractors to purchase primarily trailing equipment and mobile communication equipment.

The number of trucks provided to the Company by the BCO Independent Contractors was 8,519 at December 26, 2009, compared to 9,039 at December 27, 2008. At December 26, 2009, 96% of the trucks provided by BCO Independent Contractors were provided by BCO Independent Contractors who provided 5 or fewer trucks to the Company. The number of trucks provided by BCO Independent Contractors fluctuates daily as a result of truck recruiting and truck terminations. Trucks recruited were higher in 2009 than in 2008, and trucks terminated were also higher in 2009 compared to 2008, resulting in a net loss of 520 trucks during 2009. Landstar’s truck turnover was approximately 41% in 2009 compared to 32% in 2008. Approximately half of this turnover was attributable to BCO Independent Contractors who had been with the Company for less than one year. Management believes that factors that have historically favorably impacted turnover include the Company’s extensive agent network, the Company’s programs to reduce the operating costs of its BCO Independent Contractors and Landstar’s reputation for quality, service and reliability. Management believes that a reduction in the amount of freight made available from the Company to the BCO Independent Contractors may cause an increase in the BCO Independent Contractor truck turnover ratio, as experienced in 2009.

Truck Brokerage Carriers.  At December 26, 2009, the Company maintained a database of over 24,000 qualified Truck Brokerage Carriers who provide truck hauling capacity to the Company. Truck Brokerage

Carriers provide truck capacity to the Company under non-exclusive contractual arrangements and each operates under their own DOT-issued motor carrier operating authority. Truck Brokerage Carriers are paid either a negotiated rate for each load they haul or a contractually agreed-upon amount per load. The Company recruits, qualifies, establishes contracts with, tracks safety ratings and service records of and generally maintains the relationships with these third party trucking companies. In addition to providing additional capacity to the Company, the use of Truck Brokerage Carriers enables the Company to pursue different types and quality of freight such as temperature-controlled, short-haul traffic and less-than-truckload and, in certain instances, lower-priced freight that generally would not be handled by the Company’s BCO Independent Contractors.

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

Third Party Rail, Air, Ocean and Other Transportation Capacity.  The Company has contracts with all of the Class 1 domestic and Canadian railroads and certain short-line railroads and contracts with domestic and international airlines and ocean lines. These relationships allow the Company to pursue the freight best serviced by these forms of transportation capacity. Railroads and air and ocean cargo carriers are generally paid a contractually fixed amount per load. The Company also contracts with other third party capacity providers, such as air charter or passenger bus companies, when required by specific customer needs.

Warehouse Capacity

The Company has contracts with Warehouse Capacity Owners throughout the United States. The services available to the Company’s customers provided from the warehouse capacity network include storage, order fulfillment, repackaging, labeling, inventory consolidations, sub-assembly and temperature and climate options. In general, Warehouse Capacity Owners are paid a fixed percentage of the gross revenue for storage and services provided through their warehouse. Warehouse storage and services are reported net of the amount earned by the Warehouse Capacity Owner. Warehousing services were not a significant contributor to revenue or earnings in 2009, 2008 and 2007.

Trailing Equipment

The Company offers its customers a large and diverse fleet of trailing equipment. Specialized services offered by the Company include those provided by a large fleet of flatbed trailers and multi-axle trailers capable of hauling extremely heavy or oversized loads. Management believes the Company offers the largest motor carrier fleet of heavy/specialized trailing equipment in the United States.

The following table illustrates the diversity of the trailing equipment, as of December 26, 2009, either provided by the BCO Independent Contractors or owned or leased by the Company and made available primarily to BCO Independent Contractors. In general, Truck Brokerage Carriers utilize their own trailing equipment when providing transportation services on behalf of Landstar. Truck Brokerage Carrier trailing equipment is not included in the following table:

Trailers by Type

Vans	9,551
Flatbeds, including step decks, drop decks and low boys	3,661
Temperature-controlled	90

Total	13,302

At December 26, 2009, 8,505 of the trailers available to the BCO Independent Contractors were owned by the Company, 32 were leased by the Company with monthly rental payments equal to a fixed percentage of revenue hauled by the trailer, and 254 trailers were rented by the Company under short-term rental arrangements. In addition, at December 26, 2009, 4,511 trailers were provided by the BCO Independent Contractors.

Customers

The Company’s customer base is highly diversified and dispersed across many industries, commodities and geographic regions. The Company’s top 100 customers accounted for approximately 51% and 52%, respectively, of the Company’s revenue during fiscal 2009 and 2008. Management believes that the Company’s overall size, technological applications, geographic coverage, access to equipment and diverse service capability offer the Company significant competitive marketing and operating advantages. These advantages allow the Company to meet the needs of even the largest shippers. Larger shippers often consider reducing the number of authorized carriers they use in favor of a small number of “core carriers,” such as the Company, whose size and diverse service capabilities enable these core carriers to satisfy most of the shippers’ transportation needs. The Company’s national account customers include the United States Department of Defense and many of the companies included in the Fortune 500. Large shippers are also using third party logistics providers (“3PLs”) to outsource the management and coordination of their transportation needs. The Company’s supply chain solutions services provide shippers the opportunity to outsource the management and coordination of their transportation needs and provide these shippers the opportunity to utilize the significant amount of capacity available from the Company. 3PL’s and other transportation companies also utilize the Company’s transportation capacity to satisfy their obligations to their shippers. There were nine transportation service providers, including 3PLs, included in the Company’s top 25 customers for the fiscal year ended December 26, 2009. Management believes the Company’s network of agents and third party capacity providers allows it to efficiently attract and service smaller shippers which may not be as desirable to other large transportation providers (see above under “Agent Network”). No customer accounted for more than 10% of the Company’s 2009 revenue.

Technology

Management believes leadership in the development and application of technology is an ongoing part of providing high quality service at competitive prices. The Company continues to focus on identifying, purchasing or developing and implementing software applications which are designed to improve its operational and administrative efficiency, assist its independent commission sales agents in sourcing capacity and pricing transportation services, assist customers in meeting their supply chain needs and assist its third party capacity providers in identifying desirable freight. Landstar focuses on providing transportation services and supply chain solutions which emphasize customer service and information coordination among its independent commission sales agents, customers and capacity providers. Landstar intends to continue to purchase or develop appropriate systems and technologies that offer integrated transportation and logistics solutions to meet the total needs of its customers. In 2009, the Company completed the Recent Acquisitions that offer customers technology-based supply chain solutions and other value added services on a fee-for-service basis. The services provided by NLM and A3i along with the Company’s existing capabilities provide the Company with the ability to offer customers complete enterprise solutions and compete in the ‘freight management’ segment of the transportation industry.

The Company’s information technology systems used in connection with its operations are located in Jacksonville, Florida and, to a lesser extent, in Rockford, Illinois and Detroit, Michigan. In addition, the Company utilizes several third-party data centers throughout the U.S. Landstar relies, in the regular course of its business, on the proper operation of its information technology systems.

Corporate Services

The Company provides many administrative support services to its network of independent commission sales agents, third party capacity providers and customers. Management believes that the technological applications purchased or developed and maintained by the Company and its administrative support services provide operational and financial advantages to the independent commission sales agents, third party capacity providers and customers, and in turn, enhance the operational and financial efficiency of all aspects of the network.

Administrative support services that provide operational and financial advantages to the network include customer contract administration, customer credit review and approvals, sales administration and pricing, customer billing, accounts receivable collections, third party capacity payment, safety and operator and equipment compliance management, insurance claims handling, coordination of vendor discount programs and third party capacity quality programs. The Company also provides marketing and advertising strategies.

Management also believes that significant advantages result from the collective expertise and corporate services provided by Landstar’s corporate management. The primary functions provided by management include finance and treasury services, accounting, strategic initiatives, budgeting, taxes, legal and human resource management.

Competition

Landstar competes primarily in the transportation and logistics services industry with truckload carriers, third party logistics companies, intermodal transportation and logistics service providers, railroads, less-than-truckload carriers and other non-asset based transportation and logistics service providers. The transportation and logistics services industry is extremely competitive and fragmented.

Management believes that competition for freight transported by the Company is based on service, efficiency and freight rates, which are influenced significantly by the economic environment, particularly the amount of available transportation capacity and freight demand. Management believes that Landstar’s overall size and availability of a wide range of equipment, together with its geographically dispersed local independent agent network and wide range of service offerings, present the Company with significant competitive advantages over many transportation and logistics service providers.

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

Insurance Coverage Above Self-Insured Retention

For the fiscal year ended and as of December 26, 2009, the Company maintains insurance for liabilities attributable to commercial trucking accidents with third party insurance companies for each and every occurrence in an amount in excess of $200,000,000 per occurrence above the Company’s $5,000,000 self insured retention. Historically, the Company has relied on a limited number of third party insurance companies to provide insurance coverage for commercial trucking claims in excess of specific per occurrence limits, up to various maximum amounts. The premiums proposed by the third party insurance companies providing coverage for commercial trucking liability insurance over the Company’s self insured retention amounts have varied dramatically. In an attempt to manage the significant fluctuations in the cost of these premiums required by the third party insurance companies, the Company has historically increased or decreased the level of its financial exposure to commercial trucking claims on a per occurrence basis by increasing or decreasing its level of self-insured retention.

Regulation

Certain of the Operating Subsidiaries are considered motor carriers and/or brokers authorized to arrange for transportation services by motor carriers which are regulated by the Federal Motor Carrier Safety Administration (the “FMCSA”) and by various state agencies. The FMCSA has broad regulatory powers with respect to activities such as motor carrier operations, practices, periodic financial reporting and insurance. Subject to federal and state regulatory authorities or regulation, the Company’s capacity providers may transport most types of freight to and from any point in the United States over any route selected.

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

In addition, certain of the Operating Subsidiaries are licensed as ocean transportation intermediaries by the U.S. Federal Maritime Commission as non-vessel-operating common carriers and/or as ocean freight forwarders. The Company’s air transportation activities are subject to regulation by the U.S. Department of Transportation as an indirect air carrier. The Company is also subject to regulations and requirements relating to safety and security promulgated by, among others, the U.S. Department of Homeland Security through the Bureau of U.S. Customs and Border Protection and the Transportation Security Administration, the Canada Border Services Agency and various state and local agencies and port authorities.

The transportation industry is subject to possible other regulatory and legislative changes (such as the possibility of more stringent environmental, climate change and/or safety/security regulations or limits on vehicle weight and size) that may affect the economics of the industry by requiring changes in operating practices or by changing the demand for common or contract carrier services or the cost of providing truckload or other transportation or logistics services.

Seasonality

Landstar’s operations are subject to seasonal trends common to the trucking industry. Results of operations for the quarter ending in March are typically lower than the quarters ending in June, September and December.

Employees

As of December 26, 2009, the Company and its subsidiaries employed 1,374 individuals. Approximately 14 Landstar Ranger drivers (out of a Company total of 8,519 drivers for BCO Independent Contractors) are members of the International Brotherhood of Teamsters. The Company considers relations with its employees to be good.

Item 1A.	Risk Factors

Increased severity or frequency of accidents and other claims.  As noted above in Item 1, “Business — Factors Significant to the Company’s Operations — Self-Insured Claims,” potential liability associated with accidents in the trucking industry is severe and occurrences are unpredictable. For commercial trucking claims, Landstar retains liability up to $5,000,000 per occurrence. The Company also retains liability for each general liability claim up to $1,000,000, $250,000 for each workers’ compensation claim and up to $250,000 for each cargo claim. The Company’s exposure to liability associated with accidents incurred by Truck Brokerage Carriers, rail intermodal carriers, air cargo carriers and ocean cargo carriers who transport freight on behalf of the Company is reduced by various factors including the extent to which they maintain their own insurance coverage. A material increase in the frequency or severity of accidents, cargo or workers’ compensation claims or the unfavorable development of existing claims could have a material adverse effect on Landstar’s results of operations.

Dependence on third party insurance companies.  As noted above in Item 1, “Business — Factors Significant to the Company’s Operations — Insurance Coverage Above Self-Insured Retention,” the Company is dependent on a limited number of third party insurance companies to provide insurance coverage in excess of its self-insured retention amounts. Historically, the Company has maintained insurance coverage for commercial trucking claims in excess of specific per occurrence limits, up to various maximum amounts, with a limited number of third party insurance companies. The premiums proposed by the third party insurance companies providing coverage for commercial trucking liability insurance above the Company’s self-insured retention amounts have varied dramatically. In an attempt to manage the significant fluctuations in the cost of these premiums required by the third party insurance companies, the Company has historically increased or decreased the level of its financial exposure to commercial trucking claims on a per occurrence basis by increasing or decreasing its level of self-insured retention.

Dependence on independent commission sales agents.  As noted above in Item 1, “Business — Factors Significant to the Company’s Operations — Agent Network,” the Company markets its services primarily through independent commission sales agents, and currently has a network of over 1,350 agent locations. During 2009, 405 agents generated revenue for Landstar of at least $1 million each, or approximately 87% of Landstar’s consolidated revenue. Although the Company competes with motor carriers and other third parties for the services of these independent commission sales agents, Landstar has historically experienced very limited agent turnover among its larger-volume agents. However, Landstar’s contracts with its agents are typically terminable upon 10 to 30 days notice by either party and generally restrict the ability of a former agent to compete with Landstar for a specific period of time following any such termination. The loss of some of the Company’s key agents or a significant decrease in volume generated by Landstar’s larger agents could have a material adverse effect on Landstar, including its results of operations and revenue.

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

Decreased demand for transportation services.  The transportation industry historically has experienced cyclical financial results as a result of slowdowns in economic activity, the business cycles of customers, price increases by capacity providers and other economic factors beyond Landstar’s control. The Company’s third party capacity providers other than BCO Independent Contractors can be expected to charge higher prices to cover increased operating expenses and the Company’s operating income may decline if it is unable to pass through to its customers the full amount of such higher transportation costs. If a slowdown in economic activity or a downturn in the Company’s customers’ business cycles cause a reduction in the volume of freight shipped by those customers, the Company’s operating results could be materially adversely affected.

Substantial industry competition.  As noted above in Item 1, “Business — Factors Significant to the Company’s Operations — Competition,” Landstar competes primarily in the transportation and logistics services industry. The transportation and logistics services industry is extremely competitive and fragmented. Landstar competes primarily with truckload carriers, intermodal transportation service providers, railroads, less-than-truckload carriers, third party logistics companies and other non-asset based transportation and logistics service providers. Management believes that competition for the freight transported by the Company is based on service, efficiency and freight rates, which are influenced significantly by the economic environment, particularly the amount of available transportation capacity and freight demand. Historically, competition has created downward pressure on freight rates. In addition, many large shippers are using third party logistics providers (“3PLs”) other than the Company to outsource the management and coordination of their transportation needs rather than directly arranging for transportation services with carriers. Usage by large shippers of 3PLs often provide carriers, such as the Company, with a less direct relationship with the shipper and, as a result, may increase pressure on freight rates while making it more difficult for the Company to compete primarily based on service and efficiency. A decrease in freight rates could have a material adverse effect on Landstar, including its revenue and operating income.

Disruptions or failures in the Company’s computer systems.  As noted above in Item 1, “Business — Factors Significant to the Company’s Operations — Technology,” the Company’s information technology systems used in connection with its operations are located in Jacksonville, Florida and to a lesser extent in Rockford, Illinois and Detroit, Michigan. In addition, the Company utilizes several third-party data centers throughout the U.S. Landstar relies in the regular course of its business on the proper operation of its information technology systems to link its extensive network of customers, agents and third party capacity providers, including its BCO Independent Contractors. Although the Company has redundant systems for its critical operations, any significant disruption or failure of its technology systems could significantly disrupt the Company’s operations and impose significant costs on the Company.

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

The Company classifies all of its BCO Independent Contractors and independent commission sales agents as independent contractors for all purposes, including employment tax and employee benefit purposes. There can be no assurance that legislative, judicial, or regulatory (including tax) authorities will not introduce proposals or assert interpretations of existing rules and regulations that would change the employee/independent contractor classification of BCO Independent Contractors or independent commission sales agents currently doing business with the Company. Although management believes that there are no proposals currently pending that would significantly change the employee/independent contractor classification of BCO Independent Contractors or independent commission sales agents currently doing business with the Company, the costs associated with potential changes, if any, with respect to these BCO Independent Contractor and independent commission sales agent classifications could have a material adverse effect on Landstar, including its results of operations and financial condition if Landstar were unable to pass through to its customers the full amount of such higher transportation costs.

Regulatory and legislative changes.  As noted above in Item 1, “Business — Factors Significant to the Company’s Operations — Regulation,” certain of the Operating Subsidiaries are motor carriers and/or property brokers authorized to arrange for transportation services by motor carriers which are regulated by the Federal Motor Carrier Safety Administration (FMCSA), an agency of the U.S. Department of Transportation, and by various state agencies. The FMCSA has stated its intent to implement Comprehensive Safety Analysis 2010 beginning in July of 2010. We believe the intent is to improve regulatory oversight of motor carriers and commercial drivers using a Safety Measurement System methodology that may be fundamentally different from the methodology that the FMCSA currently relies upon. Certain of the Operating Subsidiaries are licensed as ocean transportation intermediaries by the U.S. Federal Maritime Commission as non-vessel-operating common carriers and/or as ocean freight forwarders. The Company’s air transportation activities in the United States are subject to regulation by the U.S. Department of Transportation as an indirect air carrier. The Company is also subject to regulations and requirements relating to safety and security promulgated by, among others, the U.S. Department of Homeland Security through the Bureau of U.S. Customs and Border Protection and the Transportation Security Administration, the Canada Border Services Agency and various state and local agencies and port authorities. The transportation industry is subject to possible regulatory and legislative changes (such as increasingly stringent environmental, climate change and/or safety/security regulations or limits on vehicle weight and size) that may affect the economics of the industry by requiring changes in operating practices or by changing the demand for common or contract carrier services or the cost of providing truckload or other transportation or logistics services.

Any such regulatory or legislative changes could have a material adverse effect on Landstar, including its results of operations and financial condition.

Recent focus on climate change and related environmental matters has led to efforts by federal and local governmental agencies to support legislation to limit the amount of carbon emissions, including emissions created by diesel engines utilized in tractors operated by the Company’s BCO Independent Contractors and Truck Brokerage Carriers. Increased regulation on emissions created by diesel engines could create substantial costs on the Company’s third-party capacity providers and, in turn, increase the cost of purchased transportation to the Company.

Catastrophic loss of a Company facility.  The Company faces the risk of a catastrophic loss of the use of all or a portion of its facilities located in Jacksonville, Florida, Rockford, Illinois and Detroit, Michigan due to hurricanes, flooding, tornados or other weather conditions or natural disasters, terrorist attack or otherwise. The Company’s corporate headquarters and approximately two-thirds of the Company’s employees are located in its Jacksonville, Florida facility. In particular, a significant hurricane that impacts the Jacksonville, Florida metropolitan area could significantly disrupt the Company’s operations and impose significant costs on the Company.

Although the Company maintains insurance covering its facilities, including business interruption insurance, the Company’s insurance may not be adequate to cover all losses that may be incurred in the event of a catastrophic loss of one of the Company’s facilities. In addition, such insurance, including business interruption insurance, could in the future become more expensive and difficult to maintain and may not be available on commercially reasonable terms or at all.

Acquired businesses.  On July 2, 2009, the Company completed the Recent Acquisitions. See “Business — General.” NLM’s business is heavily dependent on the automotive industry which has been very volatile in the past few years. As of the time of its acquisition by the Company, A3i was a startup company with no customers under contract. It licenses its principal software technology from an unaffiliated third party. The Company’s strategic initiatives of the Recent Acquisitions were to increase freight transportation opportunities by diversifying NLM into industries other than the domestic automotive industry and to identify and engage customers to utilize A3i’s supply chain solutions technology. The Company makes no assurance that the Company will be able to successfully achieve its strategic initiatives as it relates to the Recent Acquisitions. If the Company fails to do so, or if the Company does so but at a greater cost than anticipated, or if NLM and A3i experience earnings growth significantly below those anticipated, the Company’s financial results may be adversely affected.

The Company periodically considers acquisitions that it believes are strategically important based on the potential that any such acquisition candidates would further strengthen the Company’s service offerings, information technology platform and customer base and would generate additional revenue and earnings growth.

Intellectual property.  The Company uses both internally developed and purchased technology in conducting its business. Whether internally developed or purchased, it is possible that the use of these technologies could be claimed to infringe upon or violate the intellectual property rights of third parties. In the event that a claim is made against the Company by a third party for the infringement of intellectual property rights, any settlement or adverse judgment against the Company either in the form of increased costs of licensing or a cease and desist order in using the technology could have an adverse effect on the Company’s business and its results of operations.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The Company owns or leases various properties in the U.S. for the Company’s operations and administrative staff that support its independent commission sales agents, BCO Independent Contractors and other third party capacity providers. The transportation logistics segment’s primary facilities are located in Jacksonville, Florida, Rockford, Illinois and Detroit, Michigan. In addition, the Company’s corporate headquarters are located in Jacksonville, Florida. The Rockford, Illinois facility is owned by the Company and all other primary facilities are leased. The Company’s primary facility in Jacksonville, Florida (the “Jacksonville Facility”) is leased under a lease agreement that provides the Company with an option to purchase the Jacksonville Facility, including the land and fixtures located thereon, at a fixed price of $21,135,000 in the first quarter of 2010. The Company has entered into a contract of sale with its landlord to purchase the Jacksonville Facility in the first quarter of 2010, as is, subject to the satisfaction of certain customary conditions under the terms of the contract of sale. It is expected the purchase will be funded from the Company’s existing cash and cash equivalents or from available funds under the Company’s senior credit facility.

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

No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2009.

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

	2009 Market Price		2008 Market Price		Dividends Declared
Fiscal Period	High	Low	High	Low	2009	2008

First Quarter	$40.16	$27.21	$54.24	$37.39	$0.0400	$0.0375
Second Quarter	41.65	32.35	59.21	48.71	0.0400	0.0375
Third Quarter	38.91	33.22	56.30	43.24	0.0450	0.0400
Fourth Quarter	40.00	34.44	45.74	27.37	0.0450	0.0400

The reported last sale price per share of the Common Stock as reported on the NASDAQ Global Select Market on January 29, 2010 was $36.29 per share. As of such date, Landstar had 50,248,214 shares of Common Stock outstanding. As of January 29, 2010, the Company had 71 stockholders of record of its Common Stock. However, the Company estimates that it has a significantly greater number of stockholders because a substantial number of the Company’s shares are held by brokers or dealers for their customers in street name.

It is the intention of the Board of Directors to pay a quarterly dividend going forward.

Purchases of Equity Securities by the Company

The following table provides information regarding the Company’s purchases of its Common Stock during the period from September 26, 2009 to December 26, 2009, the Company’s fourth fiscal quarter:

			Total Number of Shares	Maximum Number of
			Purchased as Part of	Shares that May Yet be
	Total Number of	Average Price	Publicly Announced	Purchased Under the
Fiscal Period	Shares Purchased	Paid per Share	Programs	Programs

September 26, 2009				2,040,296
Sept. 27, 2009 — Oct. 24, 2009	349,852	$36.86	349,852	1,690,444
Oct. 25, 2009 — Nov. 21, 2009	314,991	35.56	314,991	1,375,453
Nov. 22, 2009 — Dec. 26, 2009	—	—	—	1,375,453

Total	664,843	$36.24	664,843

On July 16, 2008, Landstar System, Inc. announced that it had been authorized by its Board of Directors to purchase up to 2,000,000 shares of its Common Stock from time to time in the open market and in privately negotiated transactions. During its 2009 fourth fiscal quarter, the Company completed the purchase of shares authorized for purchase under this program. On January 28, 2009, Landstar System, Inc. announced that it had been authorized by its Board of Directors to purchase up to an additional 1,569,377 shares of its common stock from time to time in the open market and in privately negotiated transactions. As of December 26, 2009, the Company may purchase 1,375,453 shares of its common stock under this authorization. No specific expiration date has been assigned to the January 28, 2009 authorization.

During 2009, Landstar paid dividends as follows:

	Declaration	Record	Payment
Dividend Amount per Share	Date	Date	Date

$0.0400	January 27, 2009	February 6, 2009	February 27, 2009
$0.0400	April 14, 2009	May 7, 2009	May 29, 2009
$0.0450	July 15, 2009	August 10, 2009	August 28, 2009
$0.0450	October 13, 2009	November 2, 2009	November 27, 2009

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

The Company maintains two stock option plans, one stock compensation plan and one employee stock option and stock incentive plan (the “ESOSIP”). The following table presents information related to securities authorized for issuance under these plans at December 26, 2009:

			Number of Securities
	Number of Securities		Remaining Available for
	to be Issued Upon	Weighted-average	Future Issuance Under
	Exercise of	Exercise Price of	Equity Compensation
Plan Category	Outstanding Options	Outstanding Options	Plans

Equity Compensation Plans Approved by Security Holders	2,557,802	$36.86	2,722,823
Equity Compensation Plans Not Approved by Security Holders	0	0	0

Under the ESOSIP, the issuance of a non-vested share of Landstar common stock counts as the issuance of two securities against the number of securities available for future issuance. Included in the number of securities remaining available for future issuance under equity compensation plans was 138,423 shares of Common Stock reserved for issuance under the 2003 Directors’ Stock Compensation Plan.

Financial Model Shareholder Returns

The following graph illustrates the return that would have been realized assuming reinvestment of dividends by an investor who invested $100 in each of the Company’s Common Stock, the Standard and Poor’s 500 Stock Index and the Dow Jones Transportation Stock Index for the period commencing December 25, 2004 through December 26, 2009.

Financial Model
Shareholder Returns

Item 6.	Selected Financial Data

LANDSTAR SYSTEM, INC. AND SUBSIDIARY
SELECTED CONSOLIDATED FINANCIAL DATA
(Dollars in thousands, except per share amounts)

	Fiscal Years
Income Statement Data:	2009	2008	2007	2006	2005

Revenue	$2,008,796	$2,643,069	$2,487,277	$2,513,756	$2,517,828
Investment income	1,268	3,339	5,347	4,250	2,695
Costs and expenses:
Purchased transportation	1,503,520	2,033,384	1,884,207	1,890,755	1,880,431
Commissions to agents	160,571	203,058	200,630	199,775	203,730
Other operating costs	29,173	28,033	28,997	45,700	36,709
Insurance and claims	45,918	36,374	49,832	39,522	50,166
Selling, general and administrative	133,612	137,758	125,177	134,239	140,345
Depreciation and amortization	23,528	20,960	19,088	16,796	15,920

Total costs and expenses	1,896,322	2,459,567	2,307,931	2,326,787	2,327,301

Operating income	113,742	186,841	184,693	191,219	193,222
Interest and debt expense	4,030	7,351	6,685	6,821	4,744

Income before income taxes	109,712	179,490	178,008	184,398	188,478
Income taxes	39,762	68,560	68,355	71,313	72,880

Net income	69,950	110,930	109,653	113,085	115,598
Less: Net loss attributable to noncontrolling interest	(445)	—	—	—	—

Net income attributable to Landstar System, Inc. and subsidiary	$70,395	$110,930	$109,653	$113,085	$115,598

Earnings per common share attributable to Landstar System, Inc. and subsidiary	$1.38	$2.11	$2.01	$1.95	$1.95
Diluted earnings per share attributable to Landstar System, Inc. and subsidiary	$1.37	$2.10	$1.99	$1.93	$1.91
Dividends paid per common share	$0.170	$0.155	$0.135	$0.110	$0.050

	Dec. 26,	Dec. 27,	Dec. 29,	Dec. 30,	Dec. 31,
Balance Sheet Data:	2009	2008	2007	2006	2005

Total assets	$648,792	$663,530	$629,001	$646,651	$765,814
Long-term debt, including current maturities	92,898	136,445	164,753	129,321	166,973
Equity	268,151	253,136	180,786	230,274	255,689

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following is a “safe harbor” statement under the Private Securities Litigation Reform Act of 1995. Statements contained in this document that are not based on historical facts are “forward-looking statements.” This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Form 10-K contain forward-looking statements, such as statements which relate to Landstar’s business objectives, plans, strategies and expectations. Terms such as “anticipates,” “believes,” “estimates,” “expects,” “plans,” “predicts,” “may,” “should,” “could,” “will,” the negative thereof and similar expressions are intended to identify forward-looking statements. Such statements are by nature subject to uncertainties and risks, including but not limited to: an increase in the frequency or severity of accidents or other claims; unfavorable development of existing accident claims; dependence on third party insurance companies; dependence on independent commission sales agents; dependence on third party capacity providers; substantial industry competition; disruptions or failures in our computer systems; changes in fuel taxes; status of independent contractors; a downturn in economic growth or growth in the transportation sector; acquired businesses; intellectual property; and other operational, financial or legal risks or uncertainties detailed in this and Landstar’s other SEC filings from time to time and described in Item 1A of this Form 10-K under the heading “Risk Factors.” These risks and uncertainties could cause actual results or events to differ materially from historical results or those anticipated. Investors should not place undue reliance on such forward-looking statements and the Company undertakes no obligation to publicly update or revise any forward-looking statements.

Introduction

Landstar System, Inc. and its subsidiary, Landstar System Holdings, Inc. (together, referred to herein as “Landstar” or the “Company”), is a non-asset based provider of freight transportation services and supply chain solutions. The Company offers customers services across multiple transportation modes, with the ability to arrange for individual shipments of freight to enterprise-wide solutions to manage all of a customer’s transportation and logistics needs. Landstar provides services principally throughout the United States and to a lesser extent in Canada, and between the United States and Canada, Mexico and other countries around the world. The Company’s services emphasize safety, information coordination and customer service and are delivered through a network of independent commission sales agents and third party capacity providers linked together by a series of technological applications which are provided and coordinated by the Company. Landstar markets its freight transportation services and supply chain solutions primarily through independent commission sales agents and exclusively utilizes third party capacity providers to transport and store customer’s freight. The nature of the Company’s business is such that a significant portion of its operating costs varies directly with revenue.

In the Company’s 2009 fiscal third quarter, the Company completed the acquisitions of (i) National Logistics Management Co. (together with a limited liability company and certain corporate subsidiaries and affiliates, “NLM”) and (ii) A3 Integration LLC (“A3i”) through A3i Acquisition LLC, an entity which the Company owns 100% of the non-voting, preferred interests and 75% of the voting, common equity interests. A3i is a wholly-owned subsidiary of A3i Acquisition. These two acquisitions are referred to herein collectively as the “Recent Acquisitions.” NLM and A3i offer customers technology-based supply chain solutions and other value-added services on a fee-for-service basis. NLM and A3i are herein referred to as the “Acquired Entities.”

Landstar markets its freight transportation services and supply chain solutions primarily through independent commission sales agents who enter into contractual arrangements with the Company and are responsible for locating freight, making that freight available to Landstar’s capacity providers and coordinating the transportation of the freight with customers and capacity providers. The Company’s third party capacity providers consist of independent contractors who provide truck capacity to the Company under exclusive lease arrangements (the “BCO Independent Contractors”), unrelated trucking companies who provide truck capacity to the Company under non-exclusive contractual arrangements (the “Truck Brokerage Carriers”), air cargo carriers, ocean cargo carriers, railroads and independent warehouse capacity providers (“Warehouse Capacity Owners”). The Company has contracts with all of the Class 1 domestic and Canadian railroads and certain short-line railroads and contracts with domestic and international airlines and ocean lines. Through this network of agents and capacity providers linked together by Landstar’s technological applications, Landstar operates a transportation services and supply chain solutions business primarily throughout North America with revenue of approximately $2.0 billion during the most recently completed fiscal year. The Company reports the results of two operating segments: the transportation logistics segment and the insurance segment.

The transportation logistics segment provides a wide range of transportation services and supply chain solutions. Transportation services offered by the Company include truckload and less-than-truckload transportation, rail intermodal, air cargo, ocean cargo, expedited ground and air delivery of time-critical freight, heavy-

haul/specialized, U.S.-Canada and U.S.-Mexico cross-border, project cargo and customs brokerage. Supply chain solutions are based on advanced technology solutions offered by the Company and include integrated multi-modal solutions, outsourced logistics, supply chain engineering and warehousing. Also, supply chain solutions can be delivered through a software-as-a-service model. Industries serviced by the transportation logistics segment include automotive products, paper, lumber and building products, metals, chemicals, foodstuffs, heavy machinery, retail, electronics, ammunition and explosives and military hardware. In addition, the transportation logistics segment provides transportation services to other transportation companies, including logistics and less-than-truckload service providers. Each of the independent commission sales agents has the opportunity to market all of the services provided by the transportation logistics segment. Freight transportation services are typically charged to customers on a per shipment basis for the physical transportation of freight. Supply chain solution customers are generally charged fees for the services provided. Revenue recognized by the transportation logistics segment when providing capacity to customers to haul their freight is referred to herein as “transportation services revenue” and revenue for freight management services recognized on a fee-for-service basis is referred to herein as “transportation management fees.”

The insurance segment is comprised of Signature Insurance Company, a wholly owned offshore insurance subsidiary, and Risk Management Claim Services, Inc. This segment provides risk and claims management services to certain of Landstar’s Operating Subsidiaries. In addition, it reinsures certain risks of the Company’s BCO Independent Contractors and provides certain property and casualty insurance directly to certain of Landstar’s Operating Subsidiaries. Revenue, representing premiums on reinsurance programs provided to the Company’s BCO Independent Contractors, at the insurance segment represented approximately 2% of the Company’s total revenue for 2009.

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

While customer demand, which is subject to overall economic conditions, ultimately drives increases or decreases in revenue, the Company primarily relies on its independent commission sales agents to establish customer relationships and generate revenue opportunities. Management’s primary focus with respect to revenue growth is on revenue generated by independent commission sales agents who on an annual basis generate $1 million or more of Landstar revenue (“Million Dollar Agents”). Management believes future revenue growth is primarily dependent on its ability to increase both the revenue generated by Million Dollar Agents and the number of Million Dollar Agents through a combination of recruiting new agents and increasing the revenue opportunities generated by existing independent commission sales agents. Management believes the decrease in the number of Million Dollar Agents in 2009 resulted from the significant downturn in the domestic economy that began in the later part of 2008 and continued throughout 2009, and not necessarily from agent turnover. There were 93 Million Dollar Agents from 2008 whose revenue fell below $1 million in 2009, primarily due to the economic downturn. The following table shows the number of Million Dollar Agents, the average revenue generated by these agents, the percent of consolidated revenue generated by these agents during the past three fiscal years and the number of agent locations at each fiscal year end:

	Fiscal Year
	2009	2008	2007

Number of Million Dollar Agents	405	484	495

Average revenue generated per Million Dollar Agent	$4,292,000	$4,907,000	$4,571,000

Percent of consolidated revenue generated by Million Dollar Agents	87%	90%	91%

Number of independent commission sales agent locations at year end	1,366	1,428	1,397

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

	Fiscal Year
	2009	2008	2007

Revenue generated through (in thousands):
BCO Independent Contractors	$1,140,004	$1,388,353	$1,377,083
Truck Brokerage Carriers	694,467	996,269	884,577
Rail intermodal	76,346	136,367	133,878
Ocean cargo carriers	33,835	42,153	26,498
Air cargo carriers	17,621	14,891	19,692
Other(1)	46,523	65,036	45,549

	$2,008,796	$2,643,069	$2,487,277

Number of loads :
BCO Independent Contractors	761,940	820,680	857,200
Truck Brokerage Carriers	501,980	571,600	588,660
Rail intermodal	37,890	58,510	62,720
Ocean cargo carriers	5,370	5,380	4,620
Air cargo carriers	7,780	8,260	11,600

	1,314,960	1,464,430	1,524,800

Revenue per load :
BCO Independent Contractors	$1,496	$1,692	$1,606
Truck Brokerage Carriers	1,383	1,743	1,503
Rail intermodal	2,015	2,331	2,135
Ocean cargo carriers	6,301	7,835	5,735
Air cargo carriers	2,265	1,803	1,698

(1)	Includes premium revenue generated by the insurance segment and warehousing and transportation management fee revenue generated by the transportation logistics segment. 2009 includes $8,111 of transportation management fee revenue. Also, included in the 2008 and 2007 fiscal years was $27,638 and $8,511, respectively, of revenue derived from transportation services provided in support of disaster relief efforts provided under contracts that have expired.

Also critical to the Company’s success is its ability to secure capacity, particularly truck capacity, at rates that allow the Company to profitably transport customers’ freight. The following table summarizes available truck capacity providers as of the end of the three most recent fiscal years:

	Dec. 26,	Dec. 27,	Dec. 29,
	2009	2008	2007

BCO Independent Contractors	7,926	8,455	8,403
Truck Brokerage Carriers:
Approved and active(1)	14,887	16,135	16,053
Other approved	9,886	10,036	9,362

	24,773	26,171	25,415

Total available truck capacity providers	32,699	34,626	33,818

Number of trucks provided by BCO Independent Contractors	8,519	9,039	8,993

(1)	Active refers to Truck Brokerage Carriers who moved at least one load in the 180 days immediately preceding the fiscal year end.

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

Purchased transportation represents the amount a BCO Independent Contractor or other third party capacity provider is paid to haul freight. The amount of purchased transportation paid to a BCO Independent Contractor is primarily based on a contractually agreed-upon percentage of revenue generated by the haul. Purchased transportation paid to a Truck Brokerage Carrier is based on either a negotiated rate for each load hauled or a contractually agreed-upon rate. Purchased transportation paid to rail intermodal, air cargo or ocean cargo carriers is based on contractually agreed-upon fixed rates. Purchased transportation as a percentage of revenue for truck brokerage, rail intermodal and ocean cargo services is normally higher than that of BCO Independent Contractor and air cargo services. Purchased transportation is the largest component of costs and expenses and, on a consolidated basis, increases or decreases in proportion to the revenue generated through BCO Independent Contractors and other third party capacity providers, transportation management fees and revenue from the insurance segment. Purchased transportation as a percent of revenue also increases or decreases in relation to the availability of truck brokerage capacity, the price of fuel on revenue hauled by Truck Brokerage Carriers and, to a lesser extent, on revenue hauled by railroads and air and ocean cargo carriers. Purchased transportation costs are recognized upon the completion of freight delivery.

Commissions to agents are based on contractually agreed-upon percentages of revenue or gross profit, defined as revenue less the cost of purchased transportation, or gross profit less a contractually agreed upon percentage of revenue retained by Landstar. Commissions to agents as a percentage of consolidated revenue will vary directly with fluctuations in the percentage of consolidated revenue generated by the various modes of transportation, transportation management fees and the insurance segment and with changes in gross profit on services provided by Truck Brokerage Carriers, rail intermodal, air cargo and ocean cargo carriers. Commissions to agents are recognized upon the completion of freight delivery.

Revenue less the cost of purchased transportation and commissions to agents is referred to as net revenue. Net revenue over revenue is referred to as net margin. In general, net margin on revenue hauled by BCO Independent Contractors represents a fixed percentage of revenue due to the nature of the contracts that pay a fixed percentage of revenue to both the BCO Independent Contractors and independent commission sales agents. For revenue hauled by Truck Brokerage Carriers, net margin is either fixed or variable as a percent of revenue, depending on the contract with each individual independent commission sales agent. Under certain contracts with independent commission sales agents, the Company retains a fixed percentage of revenue and the agent retains the amount remaining less the cost of purchased transportation (the “retention contracts”). Net margin on revenue hauled by rail, air cargo carriers, ocean cargo carriers and Truck Brokerage Carriers, other than those under retention contracts, are variable in nature as the Company’s contracts with independent commission sales agents provide commissions to agents at a contractually agreed upon percentage of gross profit, representing revenue less the cost of purchased transportation. In general, approximately 75% of the Company’s revenue in 2009 had a fixed net margin.

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

Depreciation and amortization primarily relate to depreciation of trailing equipment, amortization of intangible assets attributed to the acquisitions in 2009 and management information services equipment.

The following table sets forth the percentage relationships of income and expense items to revenue for the periods indicated:

	Fiscal Year
	2009	2008	2007

Revenue	100.0%	100.0%	100.0%
Investment income	0.1	0.1	0.2
Costs and expenses:
Purchased transportation	74.8	76.9	75.8
Commissions to agents	8.0	7.7	8.1
Other operating costs	1.5	1.0	1.1
Insurance and claims	2.3	1.4	2.0
Selling, general and administrative	6.6	5.2	5.0
Depreciation and amortization	1.2	0.8	0.8

Total costs and expenses	94.4	93.0	92.8

Operating income	5.7	7.1	7.4
Interest and debt expense	0.2	0.3	0.3

Income before income taxes	5.5	6.8	7.1
Income taxes	2.0	2.6	2.7

Net income	3.5%	4.2%	4.4%

Fiscal Year Ended December 26, 2009 Compared to Fiscal Year Ended December 27, 2008

Revenue for 2009 was $2,008,796,000, a decrease of $634,273,000, or 24.0%, compared to 2008. Revenue decreased $633,353,000, or 24.3%, at the transportation logistics segment. The overall decrease in revenue was primarily due to the significant downturn in the economy. Revenue hauled by BCO Independent Contractors, Truck Brokerage Carriers, rail intermodal carriers and ocean cargo carriers in 2009 decreased 18%, 30%, 44% and 20%, respectively, compared to 2008 while revenue hauled by air cargo carriers increased 18%. The number of loads in 2009 hauled by BCO Independent Contractors, Truck Brokerage Carriers, rail intermodal carriers and air cargo carriers decreased 7%, 12%, 35% and 6%, respectively, compared to 2008, while the number of loads hauled by ocean cargo carriers was flat. Revenue per load in 2009 for loads hauled by BCO Independent Contractors, Truck Brokerage Carriers, rail intermodal carriers and ocean cargo carriers decreased approximately 12%, 21%, 14% and 20%, respectively, compared to 2008, while revenue per load for loads hauled by air cargo carriers increased 26%. The decrease in the number of loads and revenue per load hauled by BCO Independent Contractors, Truck Brokerage Carriers, rail intermodal and ocean cargo carriers was primarily attributable to lower demand due to the overall weak economic conditions which caused increased pressure on price. In addition, the decrease in revenue per load on Truck Brokerage Carrier revenue was partly attributable to decreased fuel surcharges identified separately in billings to customers in 2009 compared to 2008. Fuel surcharges on Truck Brokerage Carrier revenue identified separately in billings to customers and included as a component of Truck Brokerage Carrier revenue were $48,095,000 and $134,230,000 in 2009 and 2008, respectively. Fuel surcharges billed to customers on revenue hauled by BCO Independent Contractors are excluded from revenue and paid in entirety to the BCO Independent Contractors.

Investment income at the insurance segment was $1,268,000 and $3,339,000 in 2009 and 2008, respectively. The decrease in investment income was primarily due to a decreased rate of return, attributable to a general decrease in interest rates, on investments held by the insurance segment in 2009.

Purchased transportation was 74.8% and 76.9% of revenue in 2009 and 2008, respectively. The decrease in purchased transportation as a percentage of revenue was primarily attributable to decreased rates of purchased transportation paid to Truck Brokerage Carriers, due to lower cost of fuel and excess truck capacity industry wide, and an increase in the percentage of revenue hauled by BCO Independent Contractors, which tends to have a lower cost of purchased transportation. Commissions to agents were 8.0% of revenue in 2009 and 7.7% of revenue in 2008. The increase in commissions to agents as a percentage of revenue was primarily attributable to increased gross profit on revenue hauled by Truck Brokerage Carriers. Other operating costs were 1.5% and 1.0% of revenue in 2009 and 2008, respectively. The increase in other operating costs as a percentage of revenue was primarily attributable to the effect of decreased revenue, $1,702,000 of other operating costs from the Acquired Entities, increased trailing equipment maintenance costs and an increased provision for contractor bad debt, partially offset by decreased trailing equipment rental costs. Insurance and claims were 2.3% of revenue in 2009 and 1.4% of revenue in 2008. The increase in insurance and claims as a percentage of revenue was primarily due to an increase in the severity of commercial trucking claims incurred in 2009 and decreased favorable development of prior year claims reported in 2009. Selling, general and administrative costs were 6.6% of revenue in 2009 and 5.2% of revenue in 2008. The increase in selling, general and administrative costs as a percentage of revenue was primarily attributable to the effect of decreased revenue, $2,005,000 of one-time acquisition related costs and $7,138,000 of selling, general and administrative costs from the Acquired Entities in 2009, partially offset by a decreased provision for bonuses under the Company’s incentive compensation programs in 2009. Depreciation and amortization was 1.2% of revenue in 2009 compared with 0.8% in 2008. The increase in depreciation and amortization as a percentage of revenue was primarily due to the effect of decreased revenue, depreciation on Company-owned trailing equipment and amortization of identifiable intangible assets attributed to the Acquired Entities.

Interest and debt expense was 0.2% of revenue in 2009, compared to 0.3% in 2008. The decrease in interest and debt expense as a percentage of revenue was primarily attributable to lower average borrowings on the Company’s senior credit facility, a lower average rate on borrowings under the Company’s senior credit facility and lower average capital lease obligations during 2009, partially offset by the effect of decreased revenue in 2009.

The provisions for income taxes for 2009 and 2008 were based on estimated full year combined effective income tax rates of approximately 36.2% and 38.2%, respectively, which were higher than the statutory federal income tax rate primarily as a result of state taxes, the meals and entertainment exclusion and non-deductible stock compensation expense. The decrease in the effective income tax rate was primarily attributable to recognition of benefits relating to several uncertain tax positions for which the applicable statute of limitations passed in 2009.

The net loss attributable to noncontrolling interest of $445,000 represents the noncontrolling investor’s 25 percent share of the net loss incurred by A3i during the 2009 period.

Net income attributable to the Company was $70,395,000, or $1.38 per common share ($1.37 per diluted share), in 2009. Net income attributable to the Company was $110,930,000, or $2.11 per common share ($2.10 per diluted share), in 2008.

Fiscal Year Ended December 27, 2008 Compared to Fiscal Year Ended December 29, 2007

Revenue for 2008 was $2,643,069,000, an increase of $155,792,000, or 6.3%, compared to 2007. Revenue increased $155,805,000, or 6.4%, at the transportation logistics segment primarily due to a 13% increase in revenue hauled by Truck Brokerage Carriers, increased revenue hauled by ocean cargo carriers and increased revenue for bus capacity provided for evacuation assistance related to the storms that impacted the Gulf Coast in September 2008 (“Bus Revenue”), partially offset by lower revenue hauled by air cargo carriers. The number of loads in 2008 hauled by BCO Independent Contractors, Truck Brokerage Carriers, rail intermodal and air cargo carriers, decreased 4%, 3%, 7% and 29% , respectively, compared to the number of loads hauled in 2007. Loads hauled by ocean cargo carriers increased 16% over 2007. Revenue per load for loads hauled by Truck Brokerage Carriers, BCO Independent Contractors and rail intermodal, air cargo and ocean cargo carriers increased 16%, 5%, 9%, 6% and 37%, respectively, over 2007. The increase in revenue per load hauled by Truck Brokerage Carriers and rail intermodal, air cargo and ocean cargo carriers was partly attributable to increased fuel surcharges identified separately in billings to customers in 2008 compared to 2007. Fuel surcharges on truck brokerage revenue identified separately in billings to customers and included as a component of truck brokerage revenue were $134,230,000 and $85,256,000 in 2008 and 2007, respectively. Fuel surcharges billed to customers on revenue hauled by BCO Independent Contractors are excluded from revenue.

Investment income at the insurance segment was $3,339,000 and $5,347,000 in 2008 and 2007, respectively. The decrease in investment income was primarily due to a decreased rate of return, attributable to a general decrease in interest rates, on investments held by the insurance segment in 2008.

Purchased transportation was 76.9% and 75.8% of revenue in 2008 and 2007, respectively. The increase in purchased transportation as a percentage of revenue was primarily attributable to increased rates of purchased transportation paid to Truck Brokerage Carriers and ocean cargo carriers, partially attributable to the increased cost of fuel in 2008, increased revenue hauled by Truck Brokerage Carriers and ocean cargo carriers, both of which tend to have a higher cost of purchased transportation, and the effect of disaster relief services revenue, which also had a higher rate of purchased transportation. Commissions to agents were 7.7% of revenue in 2008 and 8.1% of revenue in 2007. The decrease in commissions to agents as a percentage of revenue was primarily attributable to decreased gross profit on revenue hauled by Truck Brokerage Carriers. Other operating costs were 1.0% and 1.1% of revenue in 2008 and 2007, respectively. The decrease in other operating costs as a percentage of revenue was primarily attributable to the effect of increased revenue hauled by Truck Brokerage Carriers and ocean cargo carriers in 2008, neither of which incur significant other operating costs, partially offset by lower gains on the sales of trailing equipment in 2008 compared to 2007. Insurance and claims were 1.4% of revenue in 2008, compared with 2.0% of revenue in 2007. The decrease in insurance and claims as a percentage of revenue was primarily due to a $5,000,000 charge for the estimated cost of one severe accident that occurred during the first quarter of 2007, favorable development of prior year claims in 2008 and a lower cost of cargo claims in 2008. Selling, general and administrative costs were 5.2% of revenue in 2008, compared with 5.0% of revenue in 2007. The increase in selling, general and administrative costs as a percentage of revenue was primarily attributable to an increased provision for bonuses under the Company’s incentive compensation programs and an increased provision for customer bad debt, partially offset by the effect of increased revenue. Depreciation and amortization was 0.8% of revenue in both 2008 and 2007.

Interest and debt expense was 0.3% of revenue in both 2008 and 2007.

The provisions for income taxes for 2008 and 2007 were based on estimated full year combined effective income tax rates of approximately 38.2% and 38.4%, respectively, which were higher than the statutory federal income tax rate primarily as a result of state taxes, the meals and entertainment exclusion and non-deductible stock compensation expense.

Net income attributable to the Company was $110,930,000, or $2.11 per common share ($2.10 per diluted share), in 2008, compared to $109,653,000, or $2.01 per common share ($1.99 per diluted share), in 2007.

Capital Resources and Liquidity

Equity was $268,151,000, or 74% of total capitalization (defined as total debt plus equity), at December 26, 2009, compared with $253,136,000, or 65% of total capitalization, at December 27, 2008. The increase in equity was primarily a result of net income and the effect of the exercises of stock options during the period, partially offset by the purchase of 1,624,547 shares of the Company’s common stock at a total cost of $55,757,000.

The Company paid $0.17 per share, or $8,686,000, in cash dividends during 2009. It is the intention of the Board of Directors to continue to pay a quarterly dividend. As of December 26, 2009, the Company may purchase an additional 1,375,453 shares of its common stock under its authorized stock purchase program. Long-term debt, including current maturities, was $92,898,000 at December 26, 2009, compared to $136,445,000 at December 27, 2008.

Working capital and the ratio of current assets to current liabilities were $167,977,000 and 1.6 to 1, respectively, at December 26, 2009, compared with $238,817,000 and 2.0 to 1, respectively, at December 27, 2008. Landstar has historically operated with current ratios within the range of 1.5 to 1 to 2.0 to 1. Cash provided by operating activities was $144,964,000 and $119,689,000 in 2009 and 2008, respectively. The increase in cash flow provided by operating activities was primarily attributable to the timing of collections of trade receivables.

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

At December 26, 2009, the Company had $40,000,000 in borrowings outstanding and $33,857,000 of letters of credit outstanding under the Credit Agreement. At December 26, 2009, there was $151,143,000 available for future borrowings under the Credit Agreement. In addition, the Company has $45,008,000 in letters of credit outstanding, as collateral for insurance claims, that are secured by investments and cash equivalents totaling $49,817,000. Investments, all of which are carried at fair value, consist of investment-grade bonds having maturities of up to five years. Fair value of investments is based primarily on quoted market prices.

Historically, the Company has generated sufficient operating cash flow to meet its debt service requirements, fund continued growth, both internal and through acquisitions, complete or execute share purchases of its common stock under authorized share purchase programs, pay dividends and meet working capital needs. As a non-asset based provider of transportation services and supply chain solutions, the Company’s annual capital requirements for operating property are generally for trailing equipment and management information services equipment. In addition, a significant portion of the trailing equipment used by the Company is provided by third party capacity providers, thereby reducing the Company’s capital requirements. During 2009, 2008 and 2007, the Company purchased $2,715,000, $8,289,000 and $6,514,000, respectively, of operating property and acquired $12,284,000, $4,802,000 and $36,046,000, respectively, of trailing equipment by entering into capital leases. The Company’s primary facility in Jacksonville, Florida (the “Jacksonville Facility”) is leased under a lease agreement that provides the Company with an option to purchase the Jacksonville Facility, including the land and fixtures located thereon, at a fixed price of $21,135,000 in the first quarter of 2010. In January 2010, the Company has entered into a contract of sale with its landlord to purchase the Jacksonville Facility in the first quarter of 2010, as is, subject to the satisfaction of certain customary conditions under the terms of the contract of sale. It is expected the purchase will be funded from the Company’s existing cash and cash equivalents or from available funds under the Company’s senior credit facility. In addition, Landstar anticipates acquiring approximately $27,000,000 in operating property, primarily new trailing equipment to replace older trailing equipment, and information technology equipment during fiscal year 2010 either by purchase or lease financing. The Company does not currently anticipate any other significant capital requirements in 2010.

In the Company’s 2009 fiscal third quarter, the Company completed the Recent Acquisitions. Consideration paid plus net liabilities assumed for the Recent Acquisitions was approximately $35,300,000 in the aggregate. As it relates to the noncontrolling interest of A3i Acquisition, the Company has the option, during the period commencing on the fourth anniversary of June 29, 2009, (the “Closing Date”), and ending on the sixth anniversary of the Closing Date, to purchase at fair value all but not less than all of the noncontrolling interest (the “A3i Call Right”). The noncontrolling interest is also subject to customary restrictions on transfer, including a right of first refusal in favor of the Company, and drag-along rights. If the Company does not exercise the A3i Call Right, the owner of the noncontrolling interest has the right, but not the obligation, for a specified period following each of the sixth, seventh and eighth anniversaries of the Closing Date, to sell at fair value to the Company up to one third annually of the investment then held by such owner. The owner of the noncontrolling interest also has certain preemptive rights and tag-along rights. In addition, as it relates to NLM, the Company may be required to pay additional consideration to the prior owner of NLM contingent on NLM achieving certain levels of earnings through December 2014.

Since January 1997, the Company has purchased over $872,000,000 of its common stock under programs authorized by the Board of Directors of the Company in open market and private block transactions. The Company has used cash provided by operating activities and borrowings on the Company’s revolving credit facilities to fund the purchases.

Management believes that cash flow from operations combined with the Company’s borrowing capacity under the Credit Agreement will be adequate to meet Landstar’s debt service requirement, fund continued growth, both internal and through acquisitions, pay dividends, complete the authorized share purchase program and meet working capital needs.

Contractual Obligations and Commitments

At December 26, 2009, the Company’s obligations and commitments to make future payments under contracts, such as debt and lease agreements, were as follows (in thousands):

	Payments Due by Period
		Less Than	1-3	4-5	More Than
Contractual Obligation	Total	1 Year	Years	Years	5 Years

Long-term debt obligations	$40,000			$40,000
Capital lease obligations	56,226	$26,661	$28,244	1,321
Operating lease obligations	14,232	4,134	5,688	4,410
Purchase obligations	19,094	16,756	2,304	34

	$129,552	$47,551	$36,236	$45,765	$—

Long-term debt represents borrowings under the Credit Agreement and does not include interest. Capital lease obligations above include $3,328,000 of imputed interest. At December 26, 2009, the Company has gross unrecognized tax benefits of $11,966,000. This amount is excluded from the table above as the Company cannot reasonably estimate the period of cash settlement with the respective taxing authorities. At December 26, 2009, the Company has insurance claims liabilities of $72,307,000. This amount is excluded from the table above as the Company cannot reasonably estimate the period of cash settlement on these liabilities. The short term portion of the insurance claims liability is reported on an actuarially determined basis. Included in purchase obligations in the table above is $14,134,000 of obligations related to trailing equipment to replace older trailing equipment.

In January 2010, the Company entered into a contract of sale with the landlord of its Jacksonville, FL facility to purchase its headquarters in the first quarter of 2010. The purchase price of the facility, including the land and fixtures located thereon, is $21,135,000. Included above under operating lease obligations is $10,006,000 of rental payments for the Jacksonville Facility. If the purchase is completed, the remaining operating lease obligations on this facility will no longer be payable.

Off-Balance Sheet Arrangements

As of December 26, 2009, the Company had no off-balance sheet arrangements, other than operating leases as disclosed in the table of Contractual Obligations and Commitments above, that have or are reasonably likely to have a current or future material effect on the Company’s financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Critical Accounting Policies and Estimates

The allowance for doubtful accounts for both trade and other receivables represents management’s estimate of the amount of outstanding receivables that will not be collected. Recently, the Company has experienced a higher level of customer bad debt expense than typically experienced in the past. Management believes this resulted from the difficult economic environment experienced by the Company’s customers. Historically, management’s estimates for uncollectible receivables have been materially correct. Although management believes the amount of the allowance for both trade and other receivables at December 26, 2009 is appropriate, a prolonged period of low or no economic growth may adversely affect the collection of these receivables. Conversely, a more robust economic environment may result in the realization of some portion of the estimated uncollectible receivables.

Landstar provides for the estimated costs of self-insured claims primarily on an actuarial basis. The amount recorded for the estimated liability for claims incurred is based upon the facts and circumstances known on the applicable balance sheet date. The ultimate resolution of these claims may be for an amount greater or less than the amount estimated by management. The Company continually revises its existing claim estimates as new or revised information becomes available on the status of each claim. Historically, the Company has experienced both favorable and unfavorable development of prior year claims estimates. During fiscal years 2009, 2008 and 2007, insurance and claims costs included $4,113,000, $9,968,000 and $8,296,000, respectively, of favorable adjustments to prior years’ claims estimates. It is reasonably likely that the ultimate outcome of settling all outstanding claims will be more or less than the estimated claims reserve at December 26, 2009.

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

Effects of Inflation

Management does not believe inflation has had a material impact on the results of operations or financial condition of Landstar in the past five years. However, inflation in excess of historical trends might have an adverse effect on the Company’s results of operations.

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

Borrowings under the Credit Agreement bear interest at rates equal to, at the option of the Company, either (i) the greater of (a) the prime rate as publicly announced from time to time by JPMorgan Chase Bank, N.A. and (b) the federal funds effective rate plus .5%, or, (ii) the rate at the time offered to JPMorgan Chase Bank, N.A. in the Eurodollar market for amounts and periods comparable to the relevant loan plus, in either case, a margin that is determined based on the level of the Company’s Leverage Ratio, as defined in the Credit Agreement. As of December 26, 2009 and December 27, 2008, the weighted average interest rate on borrowings outstanding was 1.12% and 2.63%, respectively. During the fourth quarter of 2009 and 2008, the average outstanding balance under the Credit Agreement was approximately $33,120,000 and $84,500,000, respectively. Based on the borrowing rates in the Credit Agreement and the repayment terms, the fair value of the outstanding borrowings as of December 26, 2009 was estimated to approximate carrying value. The balance outstanding under the Credit Agreement was $40,000,000 and $70,000,000 at December 26, 2009 and December 27, 2008, respectively. Assuming that debt levels on the Credit Agreement remain at $40,000,000, the balance at December 26, 2009, a hypothetical increase of 100 basis points in current rates provided for under the Credit Agreement is estimated to result in an increase in interest expense of $400,000 on an annualized basis.

Long-term investments, all of which are available-for-sale, consist of investment-grade bonds having maturities of up to five years. The balance of the long-term portion of investments in bonds was $28,603,000 and $14,431,000 at December 26, 2009 and December 27, 2008, respectively. Assuming that the long-term portion of investments in bonds remains at $28,603,000, the balance at December 26, 2009, a hypothetical increase or decrease in interest rates of 100 basis points would not have a material impact on future earnings on an annualized basis. Short-term investments consist of short-term investment-grade instruments and the current maturities of investment-grade bonds. Accordingly, any future interest rate risk on these short-term investments would not be material.

Assets and liabilities of the Company’s Canadian operation are translated from their functional currency to U.S. dollars using exchange rates in effect at the balance sheet date and revenue and expense accounts are translated at average monthly exchange rates during the period. Adjustments resulting from the translation process are included in accumulated other comprehensive income. Transactional gains and losses arising from receivable and payable balances, including intercompany balances, in the normal course of business that are denominated in a currency other than the functional currency of the operation are recorded in the statements of income when they occur. The net assets held at Landstar’s Canadian subsidiary at December 26, 2009 was, as translated to U.S. dollars, less than 1% of total consolidated net assets. Accordingly, any translation gain or loss related to the Canadian operation would not be material.

Item 8.	Financial Statements and Supplementary Data

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	Dec. 26,	Dec. 27,
	2009	2008

ASSETS
Current Assets
Cash and cash equivalents	$85,719	$98,904
Short-term investments	24,325	23,479
Trade accounts receivable, less allowance of $5,547 and $6,230	278,854	315,065
Other receivables, including advances to independent contractors, less allowance of $5,797 and $4,298	18,149	10,083
Deferred income taxes and other current assets	19,565	27,871

Total current assets	426,612	475,402

Operating property, less accumulated depreciation and amortization of $124,810 and $106,635	116,656	124,178
Goodwill	57,470	31,134
Other assets	48,054	32,816

Total assets	$648,792	$663,530

LIABILITIES AND EQUITY
Current Liabilities
Cash overdraft	$28,919	$32,065
Accounts payable	121,030	105,882
Current maturities of long-term debt	24,585	24,693
Insurance claims	41,627	23,545
Accrued income taxes	9,957	12,239
Other current liabilities	32,517	38,161

Total current liabilities	258,635	236,585

Long-term debt, excluding current maturities	68,313	111,752
Insurance claims	30,680	38,278
Deferred income taxes	23,013	23,779
Equity
Landstar System, Inc. and subsidiary shareholders’ equity:
Common stock, $0.01 par value, authorized 160,000,000 shares, issued 66,255,358 and 66,109,547 shares	663	661
Additional paid-in capital	161,261	154,533
Retained earnings	766,040	704,331
Cost of 16,022,111 and 14,424,887 shares of common stock in treasury	(660,446)	(605,828)
Accumulated other comprehensive income (loss)	498	(561)

Total Landstar System, Inc. and subsidiary shareholders’ equity	268,016	253,136

Noncontrolling interest	135	—

Total equity	268,151	253,136

Total liabilities and equity	$648,792	$663,530

See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME
 (Dollars in thousands, except per share amounts)

	Fiscal Years Ended
	Dec. 26,	Dec. 27,	Dec. 29,
	2009	2008	2007

Revenue	$2,008,796	$2,643,069	$2,487,277
Investment income	1,268	3,339	5,347
Costs and expenses:
Purchased transportation	1,503,520	2,033,384	1,884,207
Commissions to agents	160,571	203,058	200,630
Other operating costs	29,173	28,033	28,997
Insurance and claims	45,918	36,374	49,832
Selling, general and administrative	133,612	137,758	125,177
Depreciation and amortization	23,528	20,960	19,088

Total costs and expenses	1,896,322	2,459,567	2,307,931

Operating income	113,742	186,841	184,693
Interest and debt expense	4,030	7,351	6,685

Income before income taxes	109,712	179,490	178,008
Income taxes	39,762	68,560	68,355

Net income	$69,950	$110,930	$109,653

Less: Net loss attributable to noncontrolling interest	(445)	—	—

Net income attributable to Landstar System, Inc. and subsidiary	$70,395	$110,930	$109,653

Earnings per common share attributable to Landstar System, Inc. and subsidiary	$1.38	$2.11	$2.01

Diluted earnings per share attributable to Landstar System, Inc. and subsidiary	$1.37	$2.10	$1.99

Average number of shares outstanding:
Earnings per common share	51,095,000	52,503,000	54,681,000

Diluted earnings per share	51,280,000	52,854,000	55,156,000

Dividends paid per common share	$0.170	$0.155	$0.135

See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Dollars in thousands)

	Fiscal Years Ended
	Dec. 26,	Dec. 27,	Dec. 29,
	2009	2008	2007

OPERATING ACTIVITIES
Net income	$69,950	$110,930	$109,653
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of operating property and intangible assets	23,528	20,960	19,088
Non-cash interest charges	218	196	174
Provisions for losses on trade and other accounts receivable	7,986	6,937	4,100
Losses (gains) on sales and disposals of operating property, net	(55)	176	(1,648)
Deferred income taxes, net	2,419	3,873	521
Stock-based compensation	4,968	6,636	7,610
Director compensation paid in common stock	—	634	678
Changes in operating assets and liabilities:
Decrease (increase) in trade and other accounts receivable	32,780	(10,657)	7,653
Decrease (increase) in other assets	8,068	28	(3,207)
Decrease in accounts payable	(1,634)	(11,240)	(5,191)
Decrease in other liabilities	(13,748)	(4,813)	(3,147)
Increase (decrease) in insurance claims	10,484	(3,971)	4,324

NET CASH PROVIDED BY OPERATING ACTIVITIES	144,964	119,689	140,608

INVESTING ACTIVITIES
Net change in other short-term investments	28,024	(7,887)	3,272
Sales and maturities of investments	15,932	13,801	44,224
Purchases of investments	(49,965)	(6,921)	(48,266)
Purchases of operating property	(2,715)	(8,289)	(6,514)
Proceeds from sales of operating property	841	146	3,708
Consideration paid for acquisitions	(14,888)	—	—

NET CASH USED BY INVESTING ACTIVITIES	(22,771)	(9,150)	(3,576)

FINANCING ACTIVITIES
Increase (decrease) in cash overdraft	(3,146)	6,296	334
Dividends paid	(8,686)	(8,136)	(7,389)
Proceeds from exercises of stock options	1,128	12,249	12,862
Excess tax benefit on stock option exercises	773	2,231	3,624
Borrowings on revolving credit facility	40,000	87,000	58,000
Purchases of common stock	(55,757)	(51,576)	(176,590)
Capital contribution from noncontrolling interest	580	—	—
Principal payments on long-term debt and capital lease obligations	(110,817)	(120,110)	(58,614)

NET CASH USED BY FINANCING ACTIVITIES	(135,925)	(72,046)	(167,773)

Effect of exchange rate changes on cash and cash equivalents	547	(339)	—

Increase (decrease) in cash and cash equivalents	(13,185)	38,154	(30,741)
Cash and cash equivalents at beginning of period	98,904	60,750	91,491

Cash and cash equivalents at end of period	$85,719	$98,904	$60,750

See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Fiscal Years Ended December 26, 2009,
December 27, 2008 and December 29, 2007
(Dollars in thousands)

	Landstar System, Inc. and Subsidiary Shareholders
							Accumulated
			Additional		Treasury		Other	Non-
	Common Stock		Paid-In	Retained	Stock at Cost		Comprehensive	Controlling
	Shares	Amount	Capital	Earnings	Shares	Amount	Income (Loss)	Interest	Total

Balance December 30, 2006	64,993,143	$650	$108,020	$499,273	9,028,009	$(377,662)	$(7)	$0	$230,274
Net income				109,653					109,653
Dividends paid ($0.135 per share)				(7,389)					(7,389)
Purchases of common stock					4,093,100	(176,590)			(176,590)
Exercises of stock options, including excess tax benefit	623,663	6	16,480						16,486
Director compensation paid in common stock	13,577		678						678
Stock-based compensation			7,610						7,610
Unrealized gain on available-for-sale investments, net of income taxes							64		64

Balance December 29, 2007	65,630,383	$656	$132,788	$601,537	13,121,109	$(554,252)	$57	$0	$180,786
Net income				110,930					110,930
Dividends paid ($0.155 per share)				(8,136)					(8,136)
Purchases of common stock					1,303,778	(51,576)			(51,576)
Exercises of stock options, including excess tax benefit	467,164	5	14,475						14,480
Director compensation paid in common stock	12,000		634						634
Stock-based compensation			6,636						6,636
Foreign currency translation							(339)		(339)
Unrealized loss on available-for-sale investments, net of income taxes							(279)		(279)

Balance December 27, 2008	66,109,547	$661	$154,533	$704,331	14,424,887	$(605,828)	$(561)	$0	$253,136
Net income (loss)				70,395				(445)	69,950
Dividends paid ($0.170 per share)				(8,686)					(8,686)
Purchases of common stock					1,624,547	(55,757)			(55,757)
Exercises of stock options and issuance of non-vested stock, including excess tax benefit	145,811	2	1,899						1,901
Capital contribution from noncontrolling interest								580	580
Consideration for acquisition paid in common stock			(139)		(27,323)	1,139			1,000
Stock-based compensation			4,968						4,968
Foreign currency translation							547		547
Unrealized gain on available-for-sale investments, net of income taxes							512		512

Balance December 26, 2009	66,255,358	$663	$161,261	$766,040	16,022,111	$(660,446)	$498	$135	$268,151

See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Significant Accounting Policies

Consolidation

The consolidated financial statements include the accounts of Landstar System, Inc. and its subsidiary Landstar System Holdings, Inc. (“LSHI”). Landstar System, Inc. and its subsidiary are herein referred to as “Landstar” or the “Company.” Landstar owns, through various subsidiaries, a controlling interest in A3i Acquisition LLC, which in turn owns 100% of A3 Integration, LLC (A3i Acquisition LLC, A3 Integration, LLC and its subsidiaries are collectively referred to herein as “A3i”), a supply chain transportation integration company acquired in the Company’s 2009 fiscal third quarter. Given Landstar’s controlling interest in A3i Acquisition, the accounts of A3i have been consolidated herein and a noncontrolling interest has been recorded for the noncontrolling investor’s interests in the net assets and operations of A3i. Significant inter-company accounts have been eliminated in consolidation.

Estimates

The preparation of the consolidated financial statements requires the use of management’s estimates. Actual results could differ from those estimates.

Fiscal Year

Landstar’s fiscal year is the 52 or 53 week period ending the last Saturday in December.

Revenue Recognition

When providing the physical transportation of freight, the Company is the primary obligor with respect to freight delivery and assumes the related credit risk. Accordingly, transportation services revenue billed to customers for the physical transportation of freight and the related direct freight expenses are recognized on a gross basis upon completion of freight delivery. In general, when providing transportation management services under a fee-for-service basis, the Company does not assume credit risk for billings related to the physical transportation of freight. Accordingly, transportation management fee revenue is recognized net of freight expenses upon completion of freight delivery. Insurance premiums of the insurance segment are recognized over the period earned, which is usually on a monthly basis. Fuel surcharges billed to customers for freight hauled by independent contractors who provide truck capacity to the Company under exclusive lease arrangements (the “BCO Independent Contractors”) are excluded from revenue and paid in entirety to the BCO Independent Contractors.

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

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash and Cash Equivalents

Included in cash and cash equivalents are all investments, except those provided for collateral, with an original maturity of 3 months or less.

Trade and Other Receivables

The allowance for doubtful accounts for both trade and other receivables represents management’s estimate of the amount of outstanding receivables that will not be collected. Estimates are used to determine the allowance for doubtful accounts for both trade and other receivables and are generally based on historical collection results, current economic trends and changes in payment terms.

Operating Property

Operating property is recorded at cost. Depreciation is provided on a straight-line basis over the estimated useful lives of the related assets. Trailing equipment is being depreciated over 7 years. Hardware and software included in management information services equipment is generally being depreciated over 3 to 7 years.

Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price paid over the fair value of the net assets of acquired businesses. The Company has two reporting units within the transportation logistics segment that report goodwill. Goodwill is subject to impairment testing which the Company performs annually. Other intangible assets, which consist primarily of non-contractual customer relationships, developed technology, trademarks and non-compete agreements, are included in other assets on the consolidated balance sheets and are amortized over their estimated useful lives, which range from five to ten years.

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

Earnings Per Share

Earnings per common share attributable to Landstar System, Inc. and subsidiary are based on the weighted average number of common shares outstanding, including outstanding restricted stock, and diluted earnings per share attributable to Landstar System, Inc. and subsidiary are based on the weighted average number of common shares outstanding, including outstanding restricted stock, plus the incremental shares that would have been outstanding upon the assumed exercise of all dilutive stock options.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table provides a reconciliation of the average number of common shares outstanding used to calculate earnings per share attributable to Landstar System, Inc. and subsidiary to the average number of common shares and common share equivalents outstanding used to calculate diluted earnings per share attributable to Landstar System, Inc. and subsidiary (in thousands):

	Fiscal Year
	2009	2008	2007

Average number of common shares outstanding	51,095	52,503	54,681
Incremental shares from assumed exercises of stock options	185	351	475

Average number of common shares and common share equivalents outstanding	51,280	52,854	55,156

For the fiscal years ended December 26, 2009, December 27, 2008 and December 29, 2007, there were 1,895,742, 90,000 and 9,000 options outstanding, respectively, to purchase shares of common stock excluded from the calculation of diluted earnings per share attributable to Landstar System, Inc. and subsidiary because they were antidilutive.

Share-Based Payments

The Company estimates the fair value of stock option awards on the date of grant using the Black-Scholes pricing model and recognizes compensation cost for stock option awards expected to vest on a straight-line basis over the requisite service period for the entire award. Forfeitures are estimated at grant date based on historical experience and anticipated employee turnover. The fair value of each share of non-vested restricted stock is based on the fair value of such share on the date of grant and compensation costs for non-vested restricted stock is recognized on a straight-line basis over the requisite service period for the award.

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

Subsequent Events

The Company has evaluated the impact of subsequent events through February 23, 2010, the date on which the financial statements were available to be issued, and has determined that all subsequent events have been appropriately reflected in the accompanying financial statements.

The Company’s primary facility in Jacksonville, Florida (the “Jacksonville Facility”) is leased under a lease agreement that provides the Company with an option to purchase the Jacksonville Facility, including the land and fixtures located thereon, at a fixed price of $21,135,000 in the first quarter of 2010. In January 2010, the Company entered into a contract of sale with its landlord to purchase the Jacksonville Facility in the first quarter of 2010, as is, subject to the satisfaction of certain customary conditions under the terms of the contract of sale. It is expected the purchase will be funded from the Company’s existing cash and cash equivalents or from available funds under the Company’s senior credit facility.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(2)	Acquisitions

In the Company’s 2009 fiscal third quarter, the Company completed the acquisitions of (i) National Logistics Management Co. (together with a limited liability company and certain corporate subsidiaries and affiliates, “NLM”) and (ii) A3i. Consideration paid with respect to the acquisitions, net of cash acquired of $2.4 million, was approximately $15.9 million, which included 27,323 shares, or $1.0 million, of common stock of Landstar, subject to certain vesting and other restrictions including restrictions on transfer. Net liabilities acquired were approximately $17.0 million. Identified in the allocation of purchase price was approximately $9.0 million of identifiable intangible assets which are included in other assets on the consolidated balance sheets. The resulting goodwill arising from the acquisitions was approximately $26.3 million, all of which is expected to be deductible for income tax purposes. The results of operations from NLM and A3i are presented as part of the Company’s transportation logistics segment. During 2009, the Company incurred $2,005,000, or $0.02 per common share ($0.02 per diluted share), in one-time costs related to the completion of these acquisitions.

(3)	Comprehensive Income

The following table includes the components of comprehensive income for the fiscal years ended December 26, 2009, December 27, 2008 and December 29, 2007 (in thousands):

	Fiscal Year
	2009	2008	2007

Net income attributable to Landstar System, Inc. and subsidiary	$70,395	$110,930	$109,653
Unrealized holding gains (losses) on available-for-sale investments, net of income taxes	512	(279)	64
Foreign currency translation gains (losses)	547	(339)	—

Comprehensive income attributable to Landstar System, Inc. and subsidiary	$71,454	$110,312	$109,717

The unrealized holding gain on available-for-sale investments during 2009 represents the mark-to-market adjustment of $791,000 net of related income taxes of $279,000. The unrealized holding loss on available-for-sale investments during 2008 represents the mark-to-market adjustment of $431,000 net of related income taxes of $152,000. The unrealized holding gain on available-for-sale investments during 2007 represents the mark-to-market adjustment of $99,000 net of related income taxes of $35,000. The foreign currency translation gain during 2009 represents the unrealized net gain on the translation of the financial statements of the Company’s Canadian operations. The foreign currency translation loss during 2008 represents the unrealized net loss on the translation of the financial statements of the Company’s Canadian operations. Accumulated other comprehensive income as reported as a component of equity at December 26, 2009 of $498,000 represents the unrealized net gain on the translation of the financial statements of the Company’s Canadian operations of $208,000 and the cumulative unrealized holding gains on available-for-sale investments, net of income taxes, of $290,000.

(4)	Investments

Investments consist of investment-grade bonds having maturities of up to five years (the “bond portfolio”). Bonds in the bond portfolio are reported as available-for-sale and are carried at fair value. Bonds maturing less than one year from the balance sheet date are included in short-term investments and bonds maturing more than one year from the balance sheet date are included in other assets in the consolidated balance sheets. Management has performed an analysis of the nature of the unrealized losses on available-for-sale investments to determine whether such losses are other-than-temporary. Unrealized losses, representing the excess of the

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

purchase price of an investment over its market value as of the end of a period, considered to be other-than-temporary, are to be included as a charge in the statement of income while unrealized losses considered to be temporary are to be included as a component of equity. Investments whose values are based on quoted market prices in active markets are classified within Level 1. Investments that trade in markets that are not considered to be active, but are valued based on quoted market prices, are classified within Level 2. As Level 2 investments include positions that are not traded in active markets, valuations may be adjusted to reflect illiquidity and/or non-transferability, which are generally based on available market information. Fair value of the bond portfolio was determined using Level 1 inputs related to U.S. Treasury obligations and Level 2 inputs related to investment-grade corporate bonds and direct obligations of U.S. government agencies. Unrealized gains on the bonds in the bond portfolio were $448,000 at December 26, 2009, while unrealized losses on the bonds in the bond portfolio were $343,000 at December 27, 2008. The accumulated unrealized loss on available-for-sale investments as of December 27, 2008 was considered by management to be temporary and therefore was reported as a component of equity.

The amortized cost and fair market values of investments are as follows at December 26, 2009 and December 27, 2008 (in thousands):

		Gross	Gross	Fair
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

December 26, 2009
Corporate bonds and direct obligations of U.S. government agencies	$39,261	$668	$226	$39,703
U.S. Treasury obligations	11,489	6	—	11,495

Total	$50,750	$674	$226	$51,198

December 27, 2008
Corporate bonds and direct obligations of U.S. government agencies	$15,135	$166	$599	$14,702
U.S. Treasury obligations	1,642	90	—	1,732

Total	$16,777	$256	$599	$16,434

For those available-for-sale investments with unrealized losses at December 26, 2009 and December 27, 2008, the following table summarizes the duration of the unrealized loss (in thousands):

	Less Than 12 Months		12 Months or Longer		Total
	Fair Market	Unrealized	Fair Market	Unrealized	Fair Market	Unrealized
	Value	Loss	Value	Loss	Value	Loss

December 26, 2009
Corporate bonds and direct obligations of U.S. government agencies	$1,989	$10	$1,192	$216	$3,181	$226
December 27, 2008
Corporate bonds and direct obligations of U.S. government agencies	$5,473	$139	$2,491	$460	$7,964	$599

Short-term investments include $22,595,000 in current maturities of investment-grade bonds and $1,730,000 of cash equivalents held by the Company’s insurance segment at December 26, 2009. These short-term investments together with $25,492,000 of the non-current portion of investment-grade bonds at

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 26, 2009, provide collateral for the $45,008,000 of letters of credit issued to guarantee payment of insurance claims.

Investment income represents the earnings on the insurance segment’s assets. Investment income earned from the assets of the insurance segment are included as a component of operating income as the investing activities and earnings thereon generally comprise a significant portion of the insurance segment’s profitability.

(5)	Income Taxes

The provisions for income taxes consisted of the following (in thousands):

	Fiscal Year
	2009	2008	2007

Current:
Federal	$35,878	$57,249	$61,266
State	656	6,267	6,568
Canadian	809	1,171	—

	$37,343	$64,687	$67,834

Deferred:
Federal	$2,035	$3,438	$296
State	384	435	225

	2,419	3,873	521

Income taxes	$39,762	$68,560	$68,355

Temporary differences and carryforwards which gave rise to deferred tax assets and liabilities consisted of the following (in thousands):

	Dec. 26,	Dec. 27,
	2009	2008

Deferred tax assets:
Receivable valuations	$4,787	$5,401
Share-based payments	5,426	5,050
Self-insured claims	5,288	6,782
Other	5,938	2,807

	$21,439	$20,040

Deferred tax liabilities:
Operating property	$27,433	$25,758
Other	8,040	5,897

	$35,473	$31,655

Net deferred tax liability	$14,034	$11,615

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the differences between income taxes calculated at the federal income tax rate of 35% on income before income taxes and the provisions for income taxes (in thousands):

	Fiscal Year
	2009	2008	2007

Income taxes at federal income tax rate	$38,399	$62,822	$62,303
State income taxes, net of federal income tax benefit	676	4,356	4,415
Meals and entertainment exclusion	870	493	802
Share-based payments	636	515	598
Other, net	(819)	374	237

Income taxes	$39,762	$68,560	$68,355

As of December 26, 2009, the Company had $8,761,000 of net unrecognized tax benefits representing the provision for the uncertainty of certain tax positions plus a component of interest and penalties. Estimated interest and penalties on the provision for the uncertainty of certain tax positions is included in income tax expense. At December 26, 2009 and December 27, 2008 there was $3,852,000 and $6,186,000, respectively, accrued for estimated interest and penalties related to the uncertainty of certain tax positions. The Company does not currently anticipate any significant increase or decrease to the unrecognized tax benefit during 2010.

The Company files a consolidated U.S. federal income tax return. The Company or its subsidiaries file state tax returns in the majority of the U.S. state tax jurisdictions. With few exceptions, the Company and its subsidiaries are no longer subject to U.S. federal or state income tax examinations by tax authorities for 2005 and prior years. At the end of 2007, the Company formed a wholly owned Canadian subsidiary, Landstar Canada, Inc. which is subject to Canadian income and other taxes.

The following table summarizes the rollforward of the total amounts of gross unrecognized tax benefits for fiscal years 2009 and 2008 (in thousands):

	Fiscal Year
	2009	2008

Gross unrecognized tax benefits — beginning of the year	$16,110	$16,401
Gross increases related to current year tax positions	635	2,161
Gross increases related to prior year tax positions	2,570	1,759
Gross decreases related to prior year tax positions	(3,420)	(1,163)
Settlements	(381)	(352)
Lapse of statute of limitations	(3,548)	(2,696)

Gross unrecognized tax benefits — end of the year	$11,966	$16,110

Landstar paid income taxes of $32,913,000 in 2009, $63,712,000 in 2008 and $64,366,000 in 2007.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(6)	Operating Property

Operating property is summarized as follows (in thousands):

	Dec. 26,	Dec. 27,
	2009	2008

Land	$1,921	$1,921
Leasehold improvements	9,749	9,654
Buildings and improvements	8,218	8,206
Trailing equipment	183,247	173,254
Other equipment	38,331	37,778

	241,466	230,813
Less accumulated depreciation and amortization	124,810	106,635

	$116,656	$124,178

Included above is $127,684,000 in 2009 and $123,733,000 in 2008 of operating property under capital leases, $81,722,000 and $88,054,000, respectively, net of accumulated amortization. Landstar acquired operating property by entering into capital leases in the amount of $12,284,000 in 2009, $4,802,000 in 2008 and $36,046,000 in 2007.

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

The expense for the Company-sponsored defined contribution plan included in selling, general and administrative expense was $1,598,000 in 2009, $1,571,000 in 2008 and $1,461,000 in 2007.

(8)	Debt

Long-term debt is summarized as follows (in thousands):

	Dec. 26,	Dec. 27,
	2009	2008

Capital leases	$52,898	$66,445
Revolving credit facility	40,000	70,000

	92,898	136,445
Less current maturities	24,585	24,693

Total long-term debt	$68,313	$111,752

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

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Borrowings under the Credit Agreement bear interest at rates equal to, at the option of the Company, either (i) the greater of (a) the prime rate as publicly announced from time to time by JPMorgan Chase Bank, N.A. and (b) the federal funds effective rate plus 0.5%, or, (ii) the rate at the time offered to JPMorgan Chase Bank, N.A. in the Eurodollar market for amounts and periods comparable to the relevant loan plus, in either case, a margin that is determined based on the level of the Company’s Leverage Ratio, as defined in the Credit Agreement. The unused portion of the revolving credit facility under the Credit Agreement carries a commitment fee determined based on the level of the Leverage Ratio, as therein defined. The commitment fee for the unused portion of the revolving credit facility under the Credit Agreement ranges from .175% to .350%, based on achieving certain levels of the Leverage Ratio. As of December 26, 2009, the weighted average interest rate on borrowings outstanding was 1.12%.

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

Interest on borrowings under the Credit Agreement is based on interest rates that vary with changes in the rate offered to JPMorgan Chase Bank, N.A. in the Eurodollar market for amounts and periods comparable to the relevant loan and, therefore, borrowings under the Company’s senior credit facility approximate fair value. Interest on the Company’s capital lease obligations is based on interest rates that approximate currently available interest rates and, therefore, indebtedness under the Company’s capital lease obligations approximates fair value.

Landstar paid interest of $4,398,000 in 2009, $7,904,000 in 2008 and $7,518,000 in 2007.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(9)	Leases

The future minimum lease payments under all noncancelable leases at December 26, 2009, principally for trailing equipment and the Company’s headquarters facility in Jacksonville, Florida, are shown in the following table (in thousands):

	Capital	Operating
	Leases	Leases

2010	$26,661	$4,134
2011	20,274	3,060
2012	7,970	2,628
2013	1,022	2,392
2014	299	2,018
Thereafter	—	—

	56,226	$14,232

Less amount representing interest (3.1% to 5.9%)	3,328

Present value of minimum lease payments	$52,898

Total rent expense, net of sublease income, was $2,664,000 in 2009, $5,744,000 in 2008 and $9,893,000 in 2007.

In January 2010, the Company entered into a contract of sale with the landlord of its Jacksonville, FL facility to purchase its headquarters in the first quarter of 2010. The purchase price of the facility, including the land and fixtures located thereon, is $21,135,000. Included above under operating leases is $10,006,000 of rental payments for the Jacksonville Facility. If the purchase is completed, the remaining operating lease obligations on this facility will no longer be payable.

(10)	Share-Based Payment Arrangements

Employee and Director Equity Plans

The Company’s Board of Directors amended and restated the Company’s 2002 Employee Stock Option Plan. As amended and restated, the 2002 Employee Stock Option Plan is now called the Amended and Restated 2002 Employee Stock Option and Stock Incentive Plan (the “ESOSIP”). The ESOSIP was approved by vote of the Company’s shareholders at the Annual Meeting of Stockholders on April 30, 2009. The amendment and restatement of the ESOSIP, among other things, provides the Compensation Committee of the Company’s Board of Directors the power to grant equity and equity-based awards in addition to stock options, including restricted stock, stock appreciation rights, performance shares and other stock-based awards. It also extended the term of the ESOSIP to 10 years after the date it was amended and restated by the Company’s Board of Directors for all awards, except for incentive stock options which may not be granted after the tenth anniversary of the date the 2002 Employee Stock Option Plan was originally adopted by the Board.

In revising the ESOSIP, the Company did not increase the number of shares available for grant under the 2002 Employee Stock Option Plan. As originally adopted, 800,000 shares were authorized for issuance. Through the adjustment provisions of the 2002 Employee Stock Option Plan, to reflect stock splits with respect to the Company’s common stock, the number of shares authorized for issuance had been adjusted to be 6,400,000 shares. Awards of restricted stock, performance shares or other stock-based awards now authorized under the ESOSIP will be made from the existing pool of shares available under the 2002 Employee Stock Option Plan. Moreover, to the extent that the awards of restricted stock, performance shares or other stock-based awards provide the recipient with the “full value” of the shares, and the settlement of an existing

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

obligation is not otherwise payable in cash, each share granted will count as two shares against the share limit in the ESOSIP. Certain provisions in the agreements for awards of stock options allow for the automatic vesting of outstanding stock options if there is a change in control for the Company.

As of December 26, 2009, the Company had an employee stock option plan, the ESOSIP and one stock option plan for members of its Board of Directors (the “Plans”). No further grants can be made under the employee stock option plan as its term for granting stock options has expired. In addition, no further grants are to be made under the stock option plan for members of the Board of Directors. Amounts recognized in the financial statements with respect to these Plans are as follows (in thousands):

	Fiscal Years
	Dec. 26,	Dec. 27,	Dec. 29,
	2009	2008	2007

Total cost of the Plans during the period	$4,968	$6,636	$7,610
Amount of related income tax benefit recognized during the period	1,163	1,973	2,187

Net cost of the Plans during the period	$3,805	$4,663	$5,423

Options granted under the Plans generally become exercisable in either three or five equal annual installments commencing on the first anniversary of the date of grant or 100% four and one-half years from the date of grant or 100% on the third or fifth anniversary from the date of grant, subject to acceleration in certain circumstances. All options granted under the Plans expire on the tenth anniversary of the date of grant. Under the Plans, the exercise price of each option equals the fair market value of the Company’s common stock on the date of grant. As of December 26, 2009, there were 5,142,202 shares of the Company’s common stock reserved for issuance upon exercise of options granted and to be granted under the Plans.

The fair value of each option grant on its grant date was calculated using the Black-Scholes option pricing model with the following weighted average assumptions for grants made in 2009, 2008 and 2007:

	2009	2008	2007

Expected volatility	38.0%	33.0%	33.0%
Expected dividend yield	0.400%	0.375%	0.300%
Risk-free interest rate	1.50%	3.00%	4.75%
Expected lives (in years)	4.4	4.1	4.2

The Company utilizes historical data, including exercise patterns and employee departure behavior, in estimating the term options will be outstanding. Expected volatility was based on historical volatility and other factors, such as expected changes in volatility arising from planned changes to the Company’s business, if any. The risk-free interest rate was based on the yield of zero coupon U.S. Treasury bonds for terms that approximated the terms of the options granted. The weighted average grant date fair value of stock options granted during 2009, 2008 and 2007 was $12.30, $12.60 and $14.26, respectively.

The total intrinsic value of stock options exercised during 2009, 2008 and 2007 was $3,816,000, $11,587,000 and $16,616,000, respectively. At December 26, 2009, the total intrinsic value of stock options outstanding was $7,331,000. At December 26, 2009, the total intrinsic value of options outstanding and exercisable was $8,954,000.

As of December 26, 2009, there was $11,321,000 of total unrecognized compensation cost related to non-vested stock options granted under the Plans. The unrecognized compensation cost related to these non-vested options is expected to be recognized over a weighted average period of 3.1 years.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes information regarding the Company’s stock options under the Plans:

	Options Outstanding		Options Exercisable
		Weighted Average		Weighted Average
		Exercise Price		Exercise Price
	Shares	per Share	Shares	per Share

Options at December 30, 2006	2,566,571	$27.35	779,739	$16.29
Granted	275,500	$43.00
Exercised	(623,663)	$20.62
Forfeited	(19,100)	$39.73

Options at December 29, 2007	2,199,308	$31.11	747,626	$24.73
Granted	777,500	$42.30
Exercised	(467,164)	$26.22
Forfeited	(4,000)	$44.63

Options at December 27, 2008	2,505,644	$35.47	822,211	$30.75
Granted	367,000	$38.20
Exercised	(207,342)	$19.31
Forfeited	(107,500)	$42.77

Options at December 26, 2009	2,557,802	$36.86	1,225,802	$32.43

The following tables summarize stock options outstanding and exercisable at December 26, 2009:

	Options Outstanding
	Number	Weighted Average	Weighted Average
	Outstanding	Remaining Contractual	Exercise Price
Range of Exercise Prices Per Share	Dec. 26, 2009	Life (Years)	per Share

$ 8.08 - $10.00	73,800	1.4	$8.25
$10.01 - $15.00	122,776	2.9	$13.67
$15.01 - $25.00	191,000	4.0	$19.37
$25.01 - $35.00	166,979	5.0	$31.29
$35.01 - $40.00	600,167	7.7	$37.96
$40.01 - $44.00	1,134,580	7.3	$42.36
$44.01 - $48.15	268,500	7.4	$45.56

	2,557,802	6.6	$36.86

	Options Exercisable
	Number	Weighted Average	Weighted Average
	Exercisable	Remaining Contractual	Exercise Price
Range of Exercise Prices Per Share	Dec. 26, 2009	Life (Years)	per Share

$ 8.08 - $10.00	73,800	1.4	$8.25
$10.01 - $15.00	122,776	2.9	$13.67
$15.01 - $25.00	191,000	4.0	$19.37
$25.01 - $35.00	139,779	5.0	$31.13
$35.01 - $40.00	178,667	5.0	$37.33
$40.01 - $44.00	415,780	6.3	$43.44
$44.01 - $48.15	104,000	7.3	$44.97

	1,225,802	5.1	$32.43

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 26, 2009, there were 11,500 shares of common stock of the Company, subject to certain vesting and other restrictions including restrictions on transfer, issued under the ESOSIP and outstanding. The fair value of each share of non-vested restricted stock issued under the ESOSIP is based on the fair value of a share of the Company’s common stock on the date of grant. During 2009, 11,500 shares of restricted stock were issued under the ESOSIP with a grant date fair value of $400,000, or $34.82 per share. None of these shares vested or forfeited during 2009. As of December 26, 2009, there was $366,000 of total unrecognized compensation cost related to non-vested shares granted under the ESOSIP. The unrecognized compensation cost related to these non-vested shares of restricted stock is expected to be recognized over a weighted average period of 4.6 years.

Directors’ Stock Compensation Plan

Under the Directors’ Stock Compensation Plan, outside members of the Board of Directors who are elected or re-elected to the Board receive 6,000 shares of common stock of the Company, subject to certain restrictions including restrictions on transfer. The Company issued 12,000 and 13,577, respectively, shares of the Company’s common stock to members of the Board of Directors upon such members’ re-election at the 2008 and 2007 annual stockholders’ meetings. During 2008 and 2007, the Company reported $634,000 and $678,000, respectively, in compensation expense representing the fair market value of these share awards. There were no such shares issued in 2009. As of December 26, 2009, there were 138,423 shares of the Company’s common stock reserved for issuance upon the grant of common stock under the Directors’ Stock Compensation Plan.

(11)	Equity

On July 16, 2008, Landstar System, Inc. announced that it had been authorized by its Board of Directors to purchase up to 2,000,000 shares of its common stock from time to time in the open market and in privately negotiated transactions. During its 2009 fourth quarter, the Company completed the purchase of shares authorized for purchase under this program. On January 28, 2009, Landstar System, Inc. announced that it had been authorized by its Board of Directors to purchase up to an additional 1,569,377 shares of its common stock from time to time in the open market and in privately negotiated transactions. As of December 26, 2009, Landstar may purchase an additional 1,375,453 shares of its common stock under its most recently authorized stock purchase program. During 2009, Landstar purchased a total 1,624,547 shares of its common stock at a total cost of $55,757,000 pursuant to its previously announced stock purchase programs.

The Company has 2,000,000 shares of preferred stock authorized and unissued.

(12)	Commitments and Contingencies

At December 26, 2009, in addition to the $45,008,000 letters of credit secured by investments, Landstar had $33,857,000 of letters of credit outstanding under the Company’s Credit Agreement.

In the Company’s 2009 fiscal third quarter, the Company completed the acquisitions of NLM and A3i. As it relates to NLM, the Company may be required to pay additional consideration to the prior owner of NLM contingent on NLM achieving certain levels of earnings through December 2014. As it relates to the noncontrolling interest of A3i Acquisition, the Company has the option, during the period commencing on the fourth anniversary of June 29, 2009, the closing date of the acquisition (the “Closing Date”), and ending on the sixth anniversary of the Closing Date, to purchase at fair value all but not less than all of the noncontrolling interest. The noncontrolling interest is also subject to customary restrictions on transfer, including a right of first refusal in favor of the Company, and drag-along rights. For a specified period following each of the sixth, seventh and eighth anniversaries of the Closing Date, the owner of the noncontrolling interest shall have the right, but not the obligation, to sell at fair value to the Company up to

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

one third annually of the investment then held by such owner. The owner of the non-controlling interest also has certain preemptive rights and tag-along rights.

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

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

(13)	Segment Information

Landstar markets its freight transportation services and supply chain solutions primarily through independent commission sales agents who enter into contractual arrangements with the Company and are responsible for locating freight, making that freight available to Landstar’s capacity providers and coordinating the transportation of the freight with customers and capacity providers. The Company’s third party capacity providers consist of independent contractors who provide truck capacity to the Company under exclusive lease arrangements (the “BCO Independent Contractors”), unrelated trucking companies who provide truck capacity to the Company under non-exclusive contractual arrangements (the “Truck Brokerage Carriers”), air cargo carriers, ocean cargo carriers, railroads and independent warehouse capacity providers (“Warehouse Capacity Owners”). The Company has contracts with all of the Class 1 domestic and Canadian railroads and certain short-line railroads and contracts with domestic and international airlines and ocean lines. Through this network of agents and capacity providers linked together by Landstar’s technological applications, Landstar operates a transportation services and supply chain solutions business primarily throughout North America with revenue of approximately $2.0 billion during the most recently completed fiscal year. The Company reports the results of two operating segments: the transportation logistics segment and the insurance segment.

The transportation logistics segment provides a wide range of transportation services and supply chain solutions. Transportation services offered by the Company include truckload and less-than-truckload transportation, rail intermodal, air cargo, ocean cargo, expedited ground and air delivery of time-critical freight, heavy-haul/specialized, U.S.-Canada and U.S.-Mexico cross-border, project cargo and customs brokerage. Supply chain solutions are based on advanced technology solutions offered by the Company and include integrated multi-modal solutions, outsourced logistics, supply chain engineering and warehousing. Also, supply chain solutions can be delivered through a software-as-a-service model. Industries serviced by the transportation logistics segment include automotive products, paper, lumber and building products, metals, chemicals, foodstuffs, heavy machinery, retail, electronics, ammunition and explosives and military hardware. In addition, the transportation logistics segment provides transportation services to other transportation companies, including logistics and less-than-truckload service providers. Each of the independent commission sales agents has the opportunity to market all of the services provided by the transportation logistics segment. Freight transportation services are typically charged to customers on a per shipment basis for the physical transportation of freight. Supply chain solution customers are generally charged fees for the services provided. Revenue recognized by the transportation logistics segment when providing capacity to customers to haul their freight is referred to herein as “transportation services revenue” and revenue for freight management services recognized on a fee-for-service basis is referred to herein as “transportation management fees.”

The insurance segment provides risk and claims management services to certain of Landstar’s Operating Subsidiaries. In addition, it reinsures certain risks of the Company’s BCO Independent Contractors and provides certain property and casualty insurance directly to certain of Landstar’s Operating Subsidiaries. Internal revenue for premiums billed by the insurance segment to the transportation logistics segment is calculated each fiscal period based primarily on an actuarial calculation of historical loss experience and is

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

believed to approximate the cost that would have been incurred by the transportation logistics segment had similar insurance been obtained from an unrelated third party.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates a segment’s performance based on operating income.

No single customer accounted for more than 10% of consolidated revenue in 2009, 2008 or 2007. Substantially all of the Company’s revenue is generated in North America, primarily through customers located in the United States.

The following tables summarize information about the Company’s reportable business segments as of and for the fiscal years ending December 26, 2009, December 27, 2008 and December 29, 2007 (in thousands):

	Transportation
	Logistics	Insurance	Total

2009
External revenue	$1,972,863	$35,933	$2,008,796
Internal revenue		27,179	27,179
Investment income		1,268	1,268
Interest and debt expense	4,030		4,030
Depreciation and amortization	23,528		23,528
Operating income	88,176	25,566	113,742
Expenditures on long-lived assets	2,715		2,715
Goodwill	57,470		57,470
Capital lease additions	12,284		12,284
Total assets	524,584	124,208	648,792
2008
External revenue	$2,606,216	$36,853	$2,643,069
Internal revenue		27,565	27,565
Investment income		3,339	3,339
Interest and debt expense	7,351		7,351
Depreciation and amortization	20,960		20,960
Operating income	148,385	38,456	186,841
Expenditures on long-lived assets	8,289		8,289
Goodwill	31,134		31,134
Capital lease additions	4,802		4,802
Total assets	530,163	133,367	663,530
2007
External revenue	$2,450,411	$36,866	$2,487,277
Internal revenue		29,217	29,217
Investment income		5,347	5,347
Interest and debt expense	6,685		6,685
Depreciation and amortization	19,088		19,088
Operating income	150,638	34,055	184,693
Expenditures on long-lived assets	6,514		6,514
Goodwill	31,134		31,134
Capital lease additions	36,046		36,046
Total assets	539,618	89,383	629,001

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Landstar System, Inc.:

We have audited the accompanying consolidated balance sheets of Landstar System, Inc. and subsidiary (the Company) as of December 26, 2009 and December 27, 2008, and the related consolidated statements of income, changes in equity and cash flows for the fiscal years ended December 26, 2009, December 27, 2008 and December 29, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Landstar System, Inc. and subsidiary as of December 26, 2009 and December 27, 2008, and the results of their operations and their cash flows for the fiscal years ended December 26, 2009, December 27, 2008 and December 29, 2007, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Landstar System, Inc.’s internal control over financial reporting as of December 26, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 23, 2010, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/  KPMG LLP

February 23, 2010
Jacksonville, Florida
Certified Public Accountants

LANDSTAR SYSTEM, INC. AND SUBSIDIARY
QUARTERLY FINANCIAL DATA
(Dollars in thousands, except per share amounts)
(Unaudited)

	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter
	2009	2009	2009	2009

Revenue	$547,715	$500,670	$491,164	$469,247

Operating income	$27,570	$32,678	$29,776	$23,718

Income before income taxes	$26,633	$31,721	$28,803	$22,555
Income taxes	8,296	11,859	10,946	8,661

Net income	$18,337	$19,862	$17,857	$13,894

Less: Net loss attributable to noncontrolling interest	(231)	(214)	—	—

Net income attributable to Landstar System, Inc and subsidiary	$18,568	$20,076	$17,857	$13,894

Earnings per common share attributable to Landstar System, Inc. and subsidiary(1)	$0.37	$0.39	$0.35	$0.27

Diluted earnings per share attributable to Landstar System, Inc. and subsidiary(1)	$0.37	$0.39	$0.35	$0.27

Dividends paid per common share	$0.0450	$0.0450	$0.0400	$0.0400

	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter
	2008	2008	2008	2008

Revenue	$603,837	$732,753	$697,651	$608,828

Operating income	$40,977	$54,690	$50,185	$40,989

Income before income taxes	$39,261	$52,933	$48,449	$38,847
Income taxes	14,656	20,116	18,684	15,104

Net income	$24,605	$32,817	$29,765	$23,743

Less: Net income attributable to noncontrolling interest	—	—	—	—

Net income attributable to Landstar System, Inc and subsidiary	$24,605	$32,817	$29,765	$23,743

Earnings per common share attributable to Landstar System, Inc. and subsidiary(1)	$0.47	$0.62	$0.56	$0.45

Diluted earnings per share attributable to Landstar System, Inc. and subsidiary(1)	$0.47	$0.62	$0.56	$0.45

Dividends paid per common share	$0.0400	$0.0400	$0.0375	$0.0375

(1)	Due to the changes in the number of average common shares and common stock equivalents outstanding during the year, the sum of earnings per share amounts for each quarter do not necessarily sum in the aggregate to the earnings per share amounts for the full year.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Landstar System, Inc.:

Under date of February 23, 2010, we reported on the consolidated balance sheets of Landstar System, Inc. and subsidiary (the Company) as of December 26, 2009 and December 27, 2008, and the related consolidated statements of income, changes in equity and cash flows for the fiscal years ended December 26, 2009, December 27, 2008 and December 29, 2007, which are included in the 2009 annual report to shareholders. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedules as listed in Item 15(a) (2). These financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/  KPMG LLP

February 23, 2010
Jacksonville, Florida
Certified Public Accountants

LANDSTAR SYSTEM, INC.

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT
PARENT COMPANY ONLY BALANCE SHEET INFORMATION
(Dollars in thousands, except per share amounts)

	Dec. 26,	Dec. 27,
	2009	2008

ASSETS
Investment in Landstar System Holdings, Inc., net of advances	$268,151	$253,136

Total assets	$268,151	$253,136

LIABILITIES AND EQUITY
Equity:
Landstar System, Inc. and subsidiary shareholders’ equity
Common stock, $0.01 par value, authorized 160,000,000 shares, issued 66,255,358 and 66,109,547	$663	$661
Additional paid-in capital	161,261	154,533
Retained earnings	766,040	704,331
Cost of 16,022,111 and 14,424,887 shares of common stock in treasury	(660,446)	(605,828)
Accumulated other comprehensive income/(loss)	498	(561)

Total Landstar System, Inc. and subsidiary shareholders’ equity	268,016	253,136
Noncontrolling interest	135	—

Total liabilities and equity	$268,151	$253,136

See Report of Independent Registered Public Accounting Firm.

LANDSTAR SYSTEM, INC.

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT
PARENT COMPANY ONLY STATEMENT OF INCOME INFORMATION
(Dollars in thousands, except per share amounts)

	Fiscal Years Ended
	Dec. 26,	Dec. 27,	Dec. 29,
	2009	2008	2007

Equity in undistributed earnings of Landstar System Holdings, Inc.	$70,341	$110,331	$109,200
Income taxes	(54)	(599)	(453)

Net income attributable to Landstar System, Inc. and subsidiary	$70,395	$110,930	$109,653

Earnings per common share attributable to Landstar System, Inc. and subsidiary	$1.38	$2.11	$2.01

Diluted earnings per share attributable to Landstar System, Inc. and subsidiary	$1.37	$2.10	$1.99

Dividends paid per common share	$0.170	$0.155	$0.135

Average number of shares outstanding:
Earnings per common share	51,095,000	52,503,000	54,681,000

Diluted earnings per share	51,280,000	52,854,000	55,156,000

See Report of Independent Registered Public Accounting Firm.

LANDSTAR SYSTEM, INC.

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT
PARENT COMPANY ONLY STATEMENT OF CASH FLOWS INFORMATION
(Dollars in thousands)

	Fiscal Years Ended
	Dec. 26,	Dec. 27,	Dec. 29,
	2009	2008	2007

Operating Activities
Net income	$70,395	$110,930	$109,653
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of Landstar System Holdings, Inc.	(70,341)	(110,331)	(109,200)

Net Cash Provided By Operating Activities	54	599	453

Investing Activities
Additional investments in and advances from Landstar System Holdings, Inc., net	61,941	44,972	167,040

Net Cash Provided By Investing Activities	61,941	44,972	167,040

Financing Activities
Excess tax benefit on stock option exercises	773	2,231	3,624
Proceeds from exercises of stock options	1,128	12,249	12,862
Dividends paid	(8,686)	(8,136)	(7,389)
Purchases of common stock	(55,757)	(51,576)	(176,590)

Net Cash Used By Financing Activities	(62,542)	(45,232)	(167,493)

Effect of exchange rate changes on cash and cash equivalents	547	(339)	0
Change in cash and cash equivalents	0	0	0
Cash and cash equivalents at beginning of period	0	0	0

Cash and cash equivalents at end of period	$0	$0	$0

See Report of Independent Registered Public Accounting Firm.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
For the Fiscal Year Ended December 26, 2009
(Dollars in thousands)

COL A	COL B	COL C		COL D	COL E
		Additions
			Charged to
	Balance at	Charged to	Other	Deductions	Balance at
	Beginning of	Costs and	Accounts	Describe	End of
	Period	Expenses	Describe	(A)	Period

Description
Allowance for doubtful accounts:
Deducted from trade receivables	$6,230	$3,801		$(4,484)	$5,547
Deducted from other receivables	4,866	4,182		(2,321)	6,727
Deducted from other non-current receivables	316	3			319

	$11,412	$7,986		$(6,805)	$12,593

(A)	Write-offs, net of recoveries.

See Report of Independent Registered Public Accounting Firm.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
For the Fiscal Year Ended December 27, 2008
(Dollars in thousands)

COL A	COL B	COL C		COL D	COL E
		Additions
			Charged to
	Balance at	Charged to	Other	Deductions	Balance at
	Beginning of	Costs and	Accounts	Describe	End of
	Period	Expenses	Describe	(A)	Period

Description
Allowance for doubtful accounts:
Deducted from trade receivables	$4,469	$4,641		$(2,880)	$6,230
Deducted from other receivables	4,792	2,290		(2,216)	4,866
Deducted from other non-current receivables	310	6			316

	$9,571	$6,937		$(5,096)	$11,412

(A)	Write-offs, net of recoveries.

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

Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, an evaluation was carried out, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended). Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of December 26, 2009 to provide reasonable assurance that information required to be disclosed by the Company in reports that it filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

Management, with the participation of the Company’s principal executive and principal financial officers, assessed the effectiveness of the Company’s internal control over financial reporting as of December 26, 2009. This assessment was performed using the criteria established under the Internal Control-Integrated Framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

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

Based on the assessment performed using the criteria established by COSO, management has concluded that the Company maintained effective internal control over financial reporting as of December 26, 2009.

KPMG LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K for the fiscal year ended December 26, 2009, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting. Such report appears immediately below.

(b)	Attestation Report of the Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Landstar System, Inc:

We have audited Landstar System, Inc.’s internal control over financial reporting as of December 26, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Landstar System, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management report on internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Landstar System, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 26, 2009, based on criteria established in Internal Control — Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Landstar System, Inc. and subsidiary as of December 26, 2009 and December 27, 2008, and the related consolidated statements of income, changes in equity, and cash flows for the fiscal years ended December 26, 2009, December 27, 2008 and December 29, 2007, and our report dated February 23, 2010, expressed an unqualified opinion on those consolidated financial statements.

/S/KPMG LLP

February 23, 2010
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

None, other than information required to be disclosed under this item in regard to Director Independence, which is set forth under the caption “Independent Directors” in the Company’s definitive Proxy Statement for its annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A and incorporated herein by reference.

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

(a)(1) Financial Statements and Supplementary Data

(2) Financial Statement Schedules

The report of the Company’s independent registered public accounting firm with respect to the financial statement schedules listed below appears on page 56 of this Annual Report on Form 10-K.

All other financial statement schedules not listed above have been omitted because the required information is included in the consolidated financial statements or the notes thereto, or is not applicable or required.

(3) Exhibits

Exhibit
No.		Description

(3)		Articles of Incorporation and By-Laws:
3.1		Restated Certificate of Incorporation of the Company dated March 6, 2006, including Certificate of Designation of Junior Participating Preferred Stock dated February 10, 1993. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (Commission File No. 0-21238))
3.2		The Company’s Bylaws, as amended and restated on November 1, 2007. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 29, 2007 (Commission File No. 0-21238))
(4)		Instruments defining the rights of security holders, including indentures:
4.1		Specimen of Common Stock Certificate. (Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 33-57174))
4.2		Credit Agreement, dated as of June 27, 2008, among LSHI, Landstar, the lenders named therein and JPMorgan Chase Bank, N.A., as administrative agent (including exhibits and schedules thereto). (Incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K filed on July 3, 2008 (Commission File No. 0-21238))
(10)		Material contracts:
10	.1+	Landstar System, Inc. Executive Incentive Compensation Plan (Incorporated by reference to Exhibit A to the Registrant’s Definitive Proxy Statement filed on April 2, 2007 (Commission File No. 0-21238))
10	.2+	Amendment to the Landstar System, Inc. Executive Incentive Compensation Plan, effective as of December 3, 2008 (Incorporated by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 27, 2008 (Commission File No. 0-21238))
10	.3+*	Landstar System, Inc. Supplemental Executive Retirement Plan, as amended and restated as of January 1, 2010
10	.4+	Landstar System, Inc. 1993 Stock Option Plan, as amended as of December 31, 2008 (Incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed on January 7, 2009 (Commission File No. 0-21238))
10	.5+	Amended and Restated Landstar System, Inc. 2002 Employee Stock Option and Stock Incentive Plan (Incorporated by reference to Exhibit A to the Registrant’s Definitive Proxy Statement filed on March 23, 2009 (Commission File No. 0-21238))
10	.6.1+	Landstar System, Inc. 1994 Directors Stock Option Plan. (Incorporated by reference to Exhibit 99 to the Registrant’s Registration Statement on Form S-8 filed July 5, 1995 (Registration No. 33-94304))

Exhibit
No.		Description

10	.6.2+	First Amendment to the Landstar System, Inc. 1994 Directors Stock Option Plan (Incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 30, 2000 (Commission File No. 0-21238))
10	.6.3+	Second Amendment to the Landstar System, Inc. 1994 Directors Stock Option Plan (Incorporated by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 30, 2000 (Commission File No. 0-21238))
10	.6.4+*	Third Amendment to the Landstar System, Inc. 1994 Directors Stock Option Plan
10	.7+*	Directors Stock Compensation Plan, as amended and restated as of February 22, 2010
10	.8+	Form of Indemnification Agreement between the Company and each of the directors and executive officers of the Company. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 27, 2003 (Commission No. 0-21238))
10	.9+	Form of Key Executive Employment Protection Agreement between Landstar System, Inc. and each of the Executive Officers of the Company (Incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 30, 2006 (Commission File No. 0-21238))
10	.10+	Form of Amendment to Key Executive Employment Protection Agreement between Landstar System, Inc. and each of the Executive Officers of the Company
10	.11+	Letter Agreement, dated July 2, 2002 from Jeffrey C. Crowe to Henry H. Gerkens. (Incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 28, 2002 (Commission File No. 0-21238))
10	.12+	Letter Agreement, dated December 31, 2008, between Landstar System, Inc. and Henry H. Gerkens (Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on December 31, 2008 (Commission File No. 0-21238))
10	.13+*	Consulting Services Agreement, dated as of December 18, 2009, between Landstar System, Inc. and Jeffrey C. Crowe
(21)		Subsidiaries of the Registrant:
21	.1*	List of Subsidiary Corporations of the Registrant
(23)		Consents of experts and counsel:
23	.1*	Consent of KPMG LLP as Independent Registered Public Accounting Firm
(24)		Power of attorney:
24	.1*	Powers of Attorney
(31)		Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002:
31	.1*	Chief Executive Officer certification, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31	.2*	Chief Financial Officer certification, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(32)		Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002:
32	.1**	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32	.2**	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	management contract or compensatory plan or arrangement

*	Filed herewith.

**	Furnished herewith.

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
Chairman of the Board, President and
Chief Executive Officer

By:	/s/ James B. Gattoni
James B. Gattoni
Vice President and Chief Financial Officer

Date: February 23, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature		Title	Date

/s/ Henry H. Gerkens Henry H. Gerkens		Chairman, President and Chief Executive Officer; Principal Executive Officer	February 23, 2010

/s/ James B. Gattoni James B. Gattoni		Vice President and Chief Financial Officer; Principal Accounting Officer	February 23, 2010

* David G. Bannister		Director	February 23, 2010

* Jeffrey C. Crowe		Director	February 23, 2010

* William S. Elston		Director	February 23, 2010

* Michael A. Henning		Director	February 23, 2010

* Diana M. Murphy		Director	February 23, 2010

By:	/s/ Michael K. Kneller Michael K. Kneller Attorney In Fact*