Form 10-Q
period 2010-03-27
LANDSTAR SYSTEM INC
filed 2010-04-30
CIK 853816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 27, 2010
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
     Yes ☐       No ☑
     The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of the close of business on April 19, 2010 was 50,151,922.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
     The interim consolidated financial statements contained herein reflect all adjustments (all of a normal, recurring nature) which, in the opinion of management, are necessary for a fair statement of the financial condition, results of operations, cash flows and changes in equity for the periods presented. They have been prepared in accordance with Rule 10-01 of Regulation S-X and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the thirteen weeks ended March 27, 2010 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 25, 2010.
     These interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s 2009 Annual Report on Form 10-K.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)
(Unaudited)

	March 27,	December 26,
	2010	2009
ASSETS
Current Assets
Cash and cash equivalents	$82,493	$85,719
Short-term investments	24,391	24,325
Trade accounts receivable, less allowance of $5,399 and $5,547	290,785	278,854
Other receivables, including advances to independent contractors, less allowance of $5,954 and $5,797	28,073	18,149
Deferred income taxes and other current assets	13,890	19,565

Total current assets	439,632	426,612

Operating property, less accumulated depreciation and amortization of $129,949 and $124,810	140,188	116,656
Goodwill	57,470	57,470
Other assets	49,068	48,054

Total assets	$686,358	$648,792

LIABILITIES AND EQUITY
Current Liabilities
Cash overdraft	$23,291	$28,919
Accounts payable	133,505	121,030
Current maturities of long-term debt	25,562	24,585
Insurance claims	38,194	41,627
Other current liabilities	50,011	42,474

Total current liabilities	270,563	258,635

Long-term debt, excluding current maturities	82,641	68,313
Insurance claims	30,931	30,680
Deferred income taxes	22,345	23,013

Equity
Landstar System, Inc. and subsidiary shareholders’ equity
Common stock, $0.01 par value, authorized 160,000,000 shares, issued 66,281,824 and 66,255,358 shares	663	663
Additional paid-in capital	162,614	161,261
Retained earnings	780,954	766,040
Cost of 16,142,282 and 16,022,111 shares of common stock in treasury	(664,953)	(660,446)
Accumulated other comprehensive income	684	498

Total Landstar System, Inc. and subsidiary shareholders’ equity	279,962	268,016

Noncontrolling interest	(84)	135

Total equity	279,878	268,151

Total liabilities and equity	$686,358	$648,792

See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share amounts)
(Unaudited)

	Thirteen Weeks Ended
	March 27,	March 28,
	2010	2009
Revenue	$548,088	$469,247
Investment income	285	425
Costs and expenses:
Purchased transportation	417,201	351,324
Commissions to agents	40,408	38,324
Other operating costs	7,536	7,450
Insurance and claims	12,298	9,002
Selling, general and administrative	36,843	34,369
Depreciation and amortization	5,792	5,485

Total costs and expenses	520,078	445,954

Operating income	28,295	23,718
Interest and debt expense	854	1,163

Income before income taxes	27,441	22,555
Income taxes	10,484	8,661

Net income	16,957	13,894
Less: Net loss attributable to noncontrolling interest	(219)	—

Net income attributable to Landstar System, Inc. and subsidiary	$17,176	$13,894

Earnings per common share attributable to Landstar System, Inc. and subsidiary	$0.34	$0.27

Diluted earnings per share attributable to Landstar System, Inc. and subsidiary	$0.34	$0.27

Average number of shares outstanding:
Earnings per common share	50,207,000	51,575,000

Diluted earnings per share	50,318,000	51,782,000

Dividends paid per common share	$0.0450	$0.0400

See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Thirteen Weeks Ended
	March 27,	March 28,
	2010	2009
OPERATING ACTIVITIES
Net income	$16,957	$13,894
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of operating property and intangible assets	5,792	5,485
Non-cash interest charges	55	55
Provisions for losses on trade and other accounts receivable	1,027	2,743
Losses on sales/disposals of operating property	20	2
Deferred income taxes, net	(805)	783
Stock-based compensation	1,185	1,389
Changes in operating assets and liabilities:
Decrease (increase) in trade and other accounts receivable	(22,882)	71,948
Decrease in other assets	5,977	7,278
Increase (decrease) in accounts payable	12,475	(17,845)
Increase (decrease) in other liabilities	7,490	(5,149)
Increase (decrease) in insurance claims	(3,182)	410

NET CASH PROVIDED BY OPERATING ACTIVITIES	24,109	80,993

INVESTING ACTIVITIES
Net change in other short-term investments	(1,237)	6,505
Sales and maturities of investments	6,082	442
Purchases of investments	(6,275)	(8,828)
Purchases of operating property	(22,239)	(555)
Proceeds from sales of operating property	55	28

NET CASH USED BY INVESTING ACTIVITIES	(23,614)	(2,408)

FINANCING ACTIVITIES
Decrease in cash overdraft	(5,628)	(8,230)
Dividends paid	(2,262)	(2,068)
Proceeds from exercises of stock options	159	533
Excess tax benefit on stock option exercises	9	239
Borrowings on revolving credit facility	15,000	—
Purchases of common stock	(4,507)	(11,958)
Principal payments on long-term debt and capital lease obligations	(6,592)	(25,540)

NET CASH USED BY FINANCING ACTIVITIES	(3,821)	(47,024)

Effect of exchange rate changes on cash and cash equivalents	100	(87)

Increase (decrease) in cash and cash equivalents	(3,226)	31,474
Cash and cash equivalents at beginning of period	85,719	98,904

Cash and cash equivalents at end of period	$82,493	$130,378

See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
Thirteen Weeks Ended March 27, 2010
(Dollars in thousands)
(Unaudited)

	Landstar System, Inc. and Subsidiary Shareholders
							Accumulated
			Additional		Treasury Stock		Other	Non-
	Common Stock		Paid-In	Retained	at Cost		Comprehensive	controlling
	Shares	Amount	Capital	Earnings	Shares	Amount	Income	Interest	Total

Balance December 26, 2009	66,255,358	$663	$161,261	$766,040	16,022,111	$(660,446)	$498	$135	$268,151

Net income (loss)				17,176				(219)	16,957

Dividends paid ($0.045 per share)				(2,262)					(2,262)

Purchases of common stock					120,171	(4,507)			(4,507)

Stock-based compensation			1,185						1,185

Exercises of stock options and issuance of non-vested stock, including excess tax benefit	26,466		168						168

Foreign currency translation							100		100

Unrealized gain on available-for-sale investments, net of income taxes							86		86

Balance March 27, 2010	66,281,824	$663	$162,614	$780,954	16,142,282	$(664,953)	$684	$(84)	$279,878

See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     The consolidated financial statements include the accounts of Landstar System, Inc. and its subsidiary, Landstar System Holdings, Inc., and reflect all adjustments (all of a normal, recurring nature) which are, in the opinion of management, necessary for a fair statement of the results for the periods presented. The preparation of the consolidated financial statements requires the use of management’s estimates. Actual results could differ from those estimates. Landstar System, Inc. and its subsidiary are herein referred to as “Landstar” or the “Company.” Significant intercompany accounts have been eliminated in consolidation.
     Landstar owns, through various subsidiaries, a controlling interest in A3i Acquisition LLC, which in turn owns 100% of A3 Integration, LLC (A3i Acquisition LLC, A3 Integration, LLC and its subsidiaries are collectively referred to herein as “A3i”), a supply chain systems integration and solutions company acquired in the Company’s 2009 fiscal third quarter. Given Landstar’s controlling interest in A3i Acquisition, the accounts of A3i have been consolidated herein and a noncontrolling interest has been recorded for the noncontrolling investor’s interests in the net assets and operations of A3i.
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
(2) Share-based Payment Arrangements
     As of March 27, 2010, the Company had an employee stock option plan, an employee stock option and stock incentive plan (the “ESOSIP”) and one stock option plan for members of its Board of Directors (the “Plans”). In addition, the Company had a stock compensation plan for members of its Board of Directors (the “Directors Stock Compensation Plan”). No further grants can be made under the employee stock option plan as its term for granting stock options has expired. In addition, no further grants are to be made under the stock option plan for members of the Board of Directors. Amounts recognized in the financial statements with respect to these Plans are as follows (in thousands):

	Thirteen Weeks Ended
	March 27,	March 28,
	2010	2009
Total cost of the Plans during the period	$1,185	$1,389

Amount of related income tax benefit recognized during the period	299	353

Net cost of the Plans during the period	$886	$1,036

     The fair value of each option grant on its grant date was calculated using the Black-Scholes option pricing model with the following weighted average assumptions for grants made in the 2010 and 2009 thirteen-week periods:

	2010	2009
Expected volatility	37.0%	38.0%
Expected dividend yield	0.400%	0.400%
Risk-free interest rate	2.50%	1.50%
Expected lives (in years)	4.2	4.4

     The Company utilizes historical data, including exercise patterns and employee departure behavior, in estimating the term that options will be outstanding. Expected volatility was based on historical volatility and other factors, such as expected changes in volatility arising from planned changes to the Company’s business, if any. The risk-free interest rate was based on the yield of zero coupon U.S. Treasury bonds for terms that approximated the terms of the options granted. The weighted average grant date fair value of stock options granted during the thirteen-week periods ended March 27, 2010 and March 28, 2009 was $11.98 and $11.75, respectively.
     The following table summarizes information regarding the Company’s stock options granted under the Plans:

			Weighted Average
		Weighted Average	Remaining
	Number of	Exercise Price	Contractual	Aggregate Intrinsic
	Options	per Share	Term (years)	Value (000s)
Options outstanding at December 26, 2009	2,557,802	$36.86
Granted	223,250	$37.37
Exercised	(44,920)	$26.95
Forfeited	(50,367)	$43.22

Options outstanding at March 27, 2010	2,685,765	$36.95	6.7	$11,945

Options exercisable at March 27, 2010	1,316,815	$33.43	5.1	$10,501

     The total intrinsic value of stock options exercised during the thirteen-week periods ended March 27, 2010 and March 28, 2009 was $532,000 and $939,000, respectively.
     As of March 27, 2010, there was $12,803,000 of total unrecognized compensation cost related to non-vested stock options granted under the Plans. The unrecognized compensation cost related to these non-vested options is expected to be recognized over a weighted average period of 3.3 years.
     The fair value of each share of non-vested restricted stock issued under the ESOSIP is based on the fair value of a share of the Company’s common stock on the date of grant.
     The following table summarizes information regarding the Company’s non-vested restricted stock under the ESOSIP:

	Number of	Grant Date
	Shares	Fair Value
Restricted stock outstanding at December 26, 2009	11,500	$34.82
Granted	8,400	$39.10

Restricted stock outstanding at March 27, 2010	19,900	$36.63

     As of March 27, 2010, there was $650,000 of total unrecognized compensation cost related to non-vested shares of restricted stock granted under the ESOSIP. The unrecognized compensation cost related to these non-vested shares of restricted stock is expected to be recognized over a weighted average period of 3.7 years.
     As of March 27, 2010, there were 5,080,482 shares of the Company’s common stock reserved for issuance upon exercise of options granted and to be granted under the Plans and 138,423 shares of the Company’s common stock reserved for issuance upon the grant of stock under the Directors’ Stock Compensation Plan.
(3) Income Taxes
     The provisions for income taxes for the 2010 and 2009 thirteen-week periods were based on estimated full year combined effective income tax rates of approximately 38.2% and 38.4%, respectively, which were higher than the statutory federal income tax rate primarily as a result of state taxes, the meals and entertainment exclusion and non-deductible stock-based compensation.

(4) Earnings Per Share
     Earnings per common share attributable to Landstar System, Inc. and subsidiary are based on the weighted average number of common shares outstanding and diluted earnings per share attributable to Landstar System, Inc. and subsidiary are based on the weighted average number of common shares outstanding plus the incremental shares that would have been outstanding upon the assumed exercise of all dilutive stock options.
     The following table provides a reconciliation of the average number of common shares outstanding used to calculate earnings per share attributable to Landstar System, Inc. and subsidiary to the average number of common shares and common share equivalents outstanding used to calculate diluted earnings per share attributable to Landstar System, Inc. and subsidiary (in thousands):

	Thirteen Weeks Ended
	March 27,	March 28,
	2010	2009
Average number of common shares outstanding	50,207	51,575
Incremental shares from assumed exercises of stock options	111	207

Average number of common shares and common share equivalents outstanding	50,318	51,782

     For the thirteen-week periods ended March 27, 2010 and March 28, 2009, there were options outstanding of 1,653,913 and 2,037,747, respectively, to purchase shares of common stock excluded from the calculation of diluted earnings per share attributable to Landstar System, Inc. and subsidiary because they were antidilutive.
(5) Additional Cash Flow Information
     During the 2010 thirteen-week period, Landstar paid income taxes and interest of $1,795,000 and $895,000, respectively. During the 2009 thirteen-week period, Landstar paid income taxes and interest of $1,655,000 and $1,395,000, respectively. Landstar acquired operating property by entering into capital leases in the amount of $6,897,000 and $6,585,000 in the 2010 and 2009 thirteen-week periods, respectively. During the 2010 thirteen-week period, the Company purchased $22,239,000 of operating property, including $21,135,000 for the purchase of the Company’s primary facility in Jacksonville, Florida.
(6) Segment Information
     The following tables summarize information about Landstar’s reportable business segments as of and for the thirteen-week periods ended March 27, 2010 and March 28, 2009 (in thousands):

	Thirteen Weeks Ended
	March 27, 2010			March 28, 2009
	Transportation			Transportation
	Logistics	Insurance	Total	Logistics	Insurance	Total
External revenue	$539,615	$8,473	$548,088	$459,934	$9,313	$469,247
Investment income		285	285		425	425
Internal revenue		5,903	5,903		5,831	5,831
Operating income	22,527	5,768	28,295	15,106	8,612	23,718
Expenditures on long-lived assets	22,239		22,239	555		555
Goodwill	57,470		57,470	31,134		31,134
     In the thirteen-week period ended March 27, 2010, one customer accounted for approximately 14 percent of the Company’s revenue. In the thirteen-week period ended March 28, 2009, there were no customers who accounted for 10 percent or more of the Company’s revenue.
(7) Comprehensive Income
     The following table includes the components of comprehensive income attributable to Landstar System, Inc. and subsidiary for the thirteen-week periods ended March 27, 2010 and March 28, 2009 (in thousands):

	Thirteen Weeks Ended
	March 27,	March 28,
	2010	2009
Net income attributable to Landstar System, Inc. and subsidiary	$17,176	$13,894
Unrealized gains/(losses) on available-for-sale investments, net of income taxes	86	(152)
Foreign currency translation gains/(losses)	100	(87)

Comprehensive income attributable to Landstar System, Inc. and subsidiary	$17,362	$13,655

     The unrealized holding gain on available-for-sale investments during the 2010 thirteen-week period represents the mark-to-market adjustment of $133,000, net of related income taxes of $47,000. The unrealized holding loss on available-for-sale investments during the 2009 thirteen-week period represents the mark-to-market adjustment of $235,000, net of related income tax benefits of $83,000. The foreign currency translation gain/loss represents the unrealized net gain or loss on the translation of the financial statements of the Company’s Canadian operations. Accumulated other comprehensive income as reported as a component of equity at March 27, 2010 of $684,000 represents the unrealized net gain on the translation of the financial statements of the Company’s Canadian operations of $308,000 and the cumulative unrealized holding gains on available-for-sale investments, net of income taxes, of $376,000.
(8) Investments
     Investments consist of investment-grade bonds having maturities of up to five years (the “bond portfolio”). Bonds in the bond portfolio are reported as available-for-sale and are carried at fair value. Bonds maturing less than one year from the balance sheet date are included in short-term investments and bonds maturing more than one year from the balance sheet date are included in other assets in the consolidated balance sheets. Management has performed an analysis of the nature of the unrealized losses on available-for-sale investments to determine whether such losses are other-than-temporary. Unrealized losses, representing the excess of the purchase price of an investment over its market value as of the end of a period, considered to be other-than-temporary, are to be included as a charge in the statement of income while unrealized losses considered to be temporary are to be included as a component of equity. Investments whose values are based on quoted market prices in active markets are classified within Level 1. Investments that trade in markets that are not considered to be active, but are valued based on quoted market prices are classified within Level 2. As Level 2 investments include positions that are not traded in active markets, valuations may be adjusted to reflect illiquidity and/or non-transferability, which are generally based on available market information. Transfers between levels are recognized as of the beginning of the period. Fair value of the bond portfolio was determined using Level 1 inputs related to U.S. Treasury obligations and Level 2 inputs related to investment-grade corporate bonds and direct obligations of U.S. government agencies. Net unrealized gains on the bonds in the bond portfolio were $581,000 at March 27, 2010 and $448,000 at December 26, 2009.
     The amortized cost and fair market values of available-for-sale investments are as follows at March 27, 2010 and December 26, 2009 (in thousands):

		Gross	Gross	Fair
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
March 27, 2010

Corporate bonds and direct obligations of U.S. government agencies	$39,372	$609	$32	$39,949
U.S. Treasury obligations	11,492	4	—	11,496

Total	$50,864	$613	$32	$51,445

December 26, 2009

Corporate bonds and direct obligations of U.S. government agencies	$39,261	$668	$226	$39,703
U.S. Treasury obligations	11,489	6	—	11,495

Total	$50,750	$674	$226	$51,198

     For those available-for-sale investments with unrealized losses at March 27, 2010 and December 26, 2009, the following table summarizes the duration of the unrealized loss (in thousands):

	Less than 12 months		12 months or longer		Total
	Fair Market	Unrealized	Fair Market	Unrealized	Fair Market	Unrealized
	Value	Loss	Value	Loss	Value	Loss
March 27, 2010

Corporate bonds and direct obligations of U.S. government agencies	$2,019	$4	$780	$28	$2,799	$32

December 26, 2009

Corporate bonds and direct obligations of U.S. government agencies	$1,989	$10	$1,192	$216	$3,181	$226

(9) Commitments and Contingencies
     Short-term investments include $21,423,000 in current maturities of investment-grade bonds and $2,968,000 of cash equivalents held by the Company’s insurance segment at March 27, 2010. These short-term investments together with $25,444,000 of the non-current portion of investment-grade bonds included in other assets at March 27, 2010 provide collateral for the $45,148,000 of letters of credit issued to guarantee payment of insurance claims. As of March 27, 2010, Landstar also had $33,837,000 of letters of credit outstanding under the Company’s credit agreement.
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
     The Company is involved in certain other claims and pending litigation arising from the normal conduct of business. Based on knowledge of the facts and, in certain cases, opinions of outside counsel, management believes that adequate provisions have been made for probable losses with respect to the resolution of all such other claims and pending litigation and that the ultimate outcome, after provisions therefore, will not have a material adverse effect on the financial condition of the Company, but could have a material effect on the results of operations in a given quarter or year.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion should be read in conjunction with the attached interim consolidated financial statements and notes thereto, and with the Company’s audited financial statements and notes thereto for the fiscal year ended December 26, 2009 and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 2009 Annual Report on Form 10-K.
FORWARD-LOOKING STATEMENTS
     The following is a “safe harbor” statement under the Private Securities Litigation Reform Act of 1995. Statements contained in this document that are not based on historical facts are “forward-looking statements.” This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Form 10-Q contain forward-looking statements, such as statements which relate to Landstar’s business objectives, plans, strategies and expectations. Terms such as “anticipates,” “believes,” “estimates,” “expects,” “plans,” “predicts,” “may,” “should,” “could,” “will,” the negative thereof and similar expressions are intended to identify forward-looking statements. Such statements are by nature subject to uncertainties and risks, including but not limited to: an increase in the frequency or severity of accidents or other claims; unfavorable development of existing accident claims; dependence on third party insurance companies; dependence on independent commission sales agents; dependence on third party capacity providers; substantial industry competition; disruptions or failures in our computer systems; changes in fuel taxes; status of independent contractors; a downturn in economic growth or growth in the transportation sector; acquired businesses; intellectual property; and other operational, financial or legal risks or uncertainties detailed in Landstar’s Form 10-K for the 2009 fiscal year, described in Item 1A “Risk Factors”, this report or in Landstar’s other Securities and Exchange Commission filings from time to time. These risks and uncertainties could cause actual results or events to differ materially from historical results or those anticipated. Investors should not place undue reliance on such forward-looking statements and the Company undertakes no obligation to publicly update or revise any forward-looking statements.
Introduction
     Landstar System, Inc. and its subsidiary, Landstar System Holdings, Inc. (together, referred to herein as “Landstar” or the “Company”), is a non-asset based provider of freight transportation services and supply chain solutions. The Company offers customers services across multiple transportation modes, with the ability to arrange for individual shipments of freight to enterprise-wide solutions to manage all of a customer’s transportation and logistics needs. Landstar provides services principally throughout the United States and to a lesser extent in Canada, and between the United States and Canada, Mexico and other countries around the world. The Company’s services emphasize safety, information coordination and customer service and are delivered through a network of independent commission sales agents and third party capacity providers linked together by a series of technological applications which are provided and coordinated by the Company. Landstar markets its freight transportation services and supply chain solutions primarily through independent commission sales agents and exclusively utilizes third party capacity providers to transport and store customers’ freight. The nature of the Company’s business is such that a significant portion of its operating costs varies directly with revenue.

     In the Company’s 2009 fiscal third quarter, the Company completed the acquisitions of (i) National Logistics Management Co. (together with a limited liability company and certain corporate subsidiaries and affiliates, “NLM”) and (ii) A3 Integration LLC (“A3i”) through A3i Acquisition LLC, an entity of which the Company owns 100% of the non-voting, preferred interests and 75% of the voting, common equity interests. A3i is a wholly-owned subsidiary of A3i Acquisition. These two acquisitions are referred to herein collectively as the “Recent Acquisitions.” NLM and A3i offer customers technology-based supply chain solutions and other value-added services on a fee-for-service basis. NLM and A3i are herein referred to as the “Acquired Entities.” The results of operations from NLM and A3i are presented as part of the Company’s transportation logistics segment. Transportation management fees represented 1% of the Company’s transportation logistics segment revenue in the thirteen-week period ended March 27, 2010.
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
     The transportation logistics segment provides a wide range of transportation services and supply chain solutions. Transportation services offered by the Company include truckload and less-than-truckload transportation, rail intermodal, air cargo, ocean cargo, expedited ground and air delivery of time-critical freight, heavy-haul/specialized, U.S.-Canada and U.S.-Mexico cross-border, project cargo and customs brokerage. Supply chain solutions are based on advanced technology solutions offered by the Company and include integrated multi-modal solutions, outsourced logistics, supply chain engineering and warehousing. Also, supply chain solutions can be delivered through a software-as-a-service model. Industries serviced by the transportation logistics segment include automotive products, paper, lumber and building products, metals, chemicals, foodstuffs, heavy machinery, retail, electronics, ammunition and explosives and military hardware. In addition, the transportation logistics segment provides transportation services to other transportation companies, including logistics and less-than-truckload service providers. Each of the independent commission sales agents has the opportunity to market all of the services provided by the transportation logistics segment. Freight transportation services are typically charged to customers on a per shipment basis for the physical transportation of freight. Supply chain solution customers are generally charged fees for the services provided. Revenue recognized by the transportation logistics segment when providing capacity to customers to haul their freight is referred to herein as “transportation services revenue” and revenue for freight management services recognized on a fee-for-service basis is referred to herein as “transportation management fees.” During the thirteen weeks ended March 27, 2010, transportation services revenue hauled by BCO Independent Contractors, Truck Brokerage Carriers, rail intermodal, ocean cargo carriers and air cargo carriers represented 53%, 41%, 3%, 1%, and 1%, respectively, of the Company’s transportation logistics segment revenue.
     The insurance segment is comprised of Signature Insurance Company, a wholly owned offshore insurance subsidiary, and Risk Management Claim Services, Inc. This segment provides risk and claims management services to certain of Landstar’s operating subsidiaries. In addition, it reinsures certain risks of the Company’s BCO Independent Contractors and provides certain property and casualty insurance directly to certain of Landstar’s operating subsidiaries. Revenue, representing premiums on reinsurance programs provided to the Company’s BCO Independent Contractors, at the insurance segment represented approximately 2% of the Company’s total revenue for the thirteen weeks ended March 27, 2010.
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
     While customer demand, which is subject to overall economic conditions, ultimately drives increases or decreases in revenue, the Company primarily relies on its independent commission sales agents to establish customer relationships and generate revenue opportunities. Management’s primary focus with respect to revenue growth is on revenue generated by independent commission sales agents who on an annual basis generate $1 million or more of Landstar revenue (“Million Dollar Agents”). Management believes future revenue growth is primarily dependent on its ability to increase both the revenue generated by Million Dollar Agents and the number of Million Dollar Agents through a combination of recruiting new agents and increasing the revenue opportunities generated by existing independent commission sales agents. During the 2009 fiscal year, 405 independent commission sales agents generated $1 million or more of Landstar’s revenue and thus qualified as Million Dollar Agents. During the 2009 fiscal year, the average revenue generated by a Million Dollar Agent was $4,292,000 and revenue generated by Million Dollar Agents in the aggregate represented 87% of consolidated Landstar revenue. The Company had 1,372 and 1,445 agent locations at March 27, 2010 and March 28, 2009, respectively.
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

	Thirteen Weeks Ended
	March 27,	March 28,
	2010	2009
Revenue generated through (in thousands):

BCO Independent Contractors	$286,141	$262,065
Truck Brokerage Carriers	219,755	164,243
Rail intermodal	14,776	19,318
Ocean cargo carriers	9,135	8,851
Air cargo carriers	4,603	5,387

Other (1)	13,678	9,383

	$548,088	$469,247

Number of loads:

BCO Independent Contractors	197,750	170,650
Truck Brokerage Carriers	149,350	117,650
Rail intermodal	6,870	9,580
Ocean cargo carriers	1,460	1,240
Air cargo carriers	1,500	3,260

	356,930	302,380

Revenue per load:

BCO Independent Contractors	$1,447	$1,536
Truck Brokerage Carriers	1,471	1,396
Rail intermodal	2,151	2,016
Ocean cargo carriers	6,257	7,138
Air cargo carriers	3,069	1,652

(1)	Includes premium revenue generated by the insurance segment and warehousing revenue and transportation management fees generated by the transportation logistics segment.
     Also critical to the Company’s success is its ability to secure capacity, particularly truck capacity, at rates that allow the Company to profitably transport customers’ freight. The following table summarizes available truck capacity providers:

	March 27,	March 28,
	2010	2009
BCO Independent Contractors	7,800	8,424
Truck Brokerage Carriers:
Approved and active (1)	15,644	14,877
Other approved	9,674	10,682

	25,318	25,559

Total available truck capacity providers	33,118	33,983

Number of trucks provided by BCO Independent Contractors	8,384	9,013

(1)	Active refers to Truck Brokerage Carriers who moved at least one load in the 180 days immediately preceding the fiscal quarter end.
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
     Purchased transportation represents the amount a BCO Independent Contractor or other third party capacity provider is paid to haul freight. The amount of purchased transportation paid to a BCO Independent Contractor is primarily based on a contractually agreed-upon percentage of revenue generated by the haul. Purchased transportation paid to a Truck Brokerage Carrier is based on either a negotiated rate for each load hauled or a contractually agreed-upon rate. Purchased transportation paid to rail intermodal, air cargo or ocean cargo carriers is based on contractually agreed-upon fixed rates. Purchased transportation as a percentage of revenue for truck brokerage, rail intermodal and ocean cargo services is normally higher than that of BCO Independent Contractor and air cargo services. Purchased transportation is the largest component of costs and expenses and, on a consolidated basis, increases or decreases in proportion to the revenue generated through BCO Independent Contractors and other third party capacity providers, transportation management fees and revenue from the insurance segment. Purchased transportation as a percent of revenue also increases or decreases in relation to the general availability of truck brokerage capacity in the marketplace and the price of fuel on revenue hauled by Truck Brokerage Carriers. Purchased transportation costs are recognized upon the completion of freight delivery.
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
     Revenue less the cost of purchased transportation and commissions to agents is referred to as net revenue. Net revenue over revenue is referred to as net margin. In general, net margin on revenue hauled by BCO Independent Contractors represents a fixed percentage of revenue due to the nature of the contracts that pay a fixed percentage of revenue to both the BCO Independent Contractors and independent commission sales agents. For revenue hauled by Truck Brokerage Carriers, net margin is either fixed or variable as a percent of revenue, depending on the contract with each individual independent commission sales agent. Under certain contracts with independent commission sales agents, the Company retains a fixed percentage of revenue and the agent retains the amount remaining less the cost of purchased transportation (the “retention contracts”). Net margin on revenue hauled by rail, air cargo carriers, ocean cargo carriers and Truck Brokerage Carriers, other than under retention contracts, is variable in nature as the Company’s contracts with independent commission sales agents provide commissions to agents at a contractually agreed upon percentage of gross profit. Approximately 74% of the Company’s revenue in the thirteen-week period ended March 27, 2010 had a fixed net margin.
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
     Depreciation and amortization primarily relate to depreciation of trailing equipment, amortization of intangible assets attributable to the Recent Acquisitions and management information services equipment.
     The following table sets forth the percentage relationships of income and expense items to revenue for the periods indicated:

	Thirteen Weeks Ended
	March 27,	March 28,
	2010	2009
Revenue	100.0%	100.0%
Investment income	0.1	0.1
Costs and expenses:
Purchased transportation	76.1	74.9
Commissions to agents	7.4	8.1
Other operating costs	1.4	1.6
Insurance and claims	2.2	1.9
Selling, general and administrative	6.7	7.3
Depreciation and amortization	1.1	1.2

Total costs and expenses	94.9	95.0

Operating income	5.2	5.1
Interest and debt expense	0.2	0.3

Income before income taxes	5.0	4.8
Income taxes	1.9	1.8

Net income	3.1%	3.0%

THIRTEEN WEEKS ENDED MARCH 27, 2010 COMPARED TO THIRTEEN WEEKS ENDED MARCH 28, 2009
     Revenue for the 2010 thirteen-week period was $548,088,000, an increase of $78,841,000, or 16.8%, compared to the 2009 thirteen-week period. Revenue increased $79,681,000, or 17.3%, at the transportation logistics segment. The increase in revenue at the transportation logistics segment was primarily attributable to an 18% increase in the number of loads hauled, partly offset by a lower revenue per load amount of approximately 2%. Revenue hauled by BCO Independent Contractors, Truck Brokerage Carriers and ocean cargo carriers increased 9%, 34% and 3%, respectively, partially offset by decreased revenue hauled by rail intermodal carriers and air cargo carriers of 24% and 15%, respectively. Included in the 2010 thirteen-week period was $5,085,000 of transportation management fees related to the Acquired Entities. The number of loads in the 2010 period hauled by BCO Independent Contractors, Truck Brokerage Carriers and ocean cargo carriers increased 16%, 27% and 18%, respectively, compared to the 2009 period, while the number of loads hauled by rail intermodal carriers and air cargo carriers decreased 28% and 54%, respectively, over the same period. Revenue per load for loads hauled by Truck Brokerage Carriers, rail intermodal carriers and air cargo carriers increased approximately 5%, 7% and 86%, respectively, compared to the 2009 period. Revenue per load for loads hauled by BCO Independent Contractors and ocean cargo carriers decreased approximately 6% and 12%, respectively, compared to the 2009 period. The increase in revenue per load on Truck Brokerage Carrier revenue was partly attributable to increased fuel surcharges identified separately in billings to customers in the 2010 period compared to the 2009 period. Fuel surcharges on Truck Brokerage Carrier revenue identified separately in billings to customers and included as a component of Truck Brokerage Carrier revenue were $18,959,000 and $9,776,000 in the 2010 and 2009 periods, respectively. Fuel surcharges billed to customers on revenue hauled by BCO Independent Contractors are excluded from revenue.
     Investment income at the insurance segment was $285,000 and $425,000 in the 2010 and 2009 thirteen-week periods, respectively. The decrease in investment income was primarily due to decreased average investments held by the insurance segment in the 2010 period.

     Purchased transportation was 76.1% and 74.9% of revenue in the 2010 and 2009 thirteen-week periods, respectively. The increase in purchased transportation as a percentage of revenue was primarily attributable to increased revenue hauled by Truck Brokerage Carriers, which tends to have a higher cost of purchased transportation, and increased rates of purchased transportation paid to Truck Brokerage Carriers. Commissions to agents were 7.4% of revenue in the 2010 period and 8.1% of revenue in the 2009 period. The decrease in commissions to agents as a percentage of revenue was primarily attributable to decreased gross profit on revenue hauled by Truck Brokerage Carriers. Other operating costs were 1.4% and 1.6% of revenue in the 2010 and 2009 periods, respectively. The decrease in other operating costs as a percentage of revenue was primarily attributable to the effect of increased revenue and lower trailing equipment rental costs in the 2010 period, partly offset by $834,000 of other operating costs of the Acquired Entities in the 2010 period. Insurance and claims were 2.2% of revenue in the 2010 period and 1.9% of revenue in the 2009 period. The increase in insurance and claims as a percentage of revenue was primarily due to increased cost of cargo claims and increased frequency and severity of commercial trucking claims in the 2010 period. Selling, general and administrative costs were 6.7% of revenue in the 2010 period and 7.3% of revenue in the 2009 period. The decrease in selling, general and administrative costs as a percentage of revenue was primarily attributable to the effect of increased revenue and a decreased provision for customer bad debt, partially offset by a $2,400,000 provision for bonuses under the Company’s incentive compensation programs in the 2010 period compared to no provision in the 2009 period and $3,944,000 of selling, general and administrative costs of the Acquired Entities in the 2010 period. Depreciation and amortization was 1.1% of revenue in the 2010 period compared with 1.2% in the 2009 period. The decrease in depreciation and amortization as a percentage of revenue was primarily due to the effect of increased revenue.
     Interest and debt expense was 0.2% of revenue in the 2010 thirteen-week period, compared to 0.3% in the 2009 period. The decrease in interest and debt expense as a percentage of revenue was primarily attributable to the effect of increased revenue and lower average borrowings on the Company’s senior credit facility.
     The provisions for income taxes for the 2010 and 2009 thirteen-week periods were based on estimated full year combined effective income tax rates of approximately 38.2% and 38.4%, respectively, which were higher than the statutory federal income tax rate primarily as a result of state taxes, the meals and entertainment exclusion and non-deductible stock compensation expense.
     The net loss attributable to noncontrolling interest of $219,000 represents the noncontrolling investor’s 25 percent share of the net loss incurred by A3i during the 2010 thirteen-week period.
     Net income attributable to the Company was $17,176,000, or $0.34 per common share ($0.34 per diluted share), in the 2010 thirteen-week period. Net income attributable to the Company was $13,894,000, or $0.27 per common share ($0.27 per diluted share), in the 2009 thirteen-week period.
CAPITAL RESOURCES AND LIQUIDITY
     Equity was $279,878,000, or 72% of total capitalization (defined as long-term debt including current maturities plus equity), at March 27, 2010, compared to $268,151,000, or 74% of total capitalization, at December 26, 2009. The increase in equity was primarily a result of net income and the effect of the exercises of stock options during the period, partially offset by the purchase of 120,171 shares of the Company’s common stock at a total cost of $4,507,000 and dividends paid by the Company.
     The Company paid $0.045 per share, or $2,262,000, in cash dividends during the thirteen-week period ended March 27, 2010. It is the intention of the Board of Directors to continue to pay a quarterly dividend. As of March 27, 2010, the Company may purchase up to an additional 1,255,282 shares of its common stock under its authorized stock purchase program. Long-term debt, including current maturities, was $108,203,000 at March 27, 2010, $15,305,000 higher than at December 26, 2009.
     Working capital and the ratio of current assets to current liabilities were $169,069,000 and 1.6 to 1, respectively, at March 27, 2010, compared with $167,977,000 and 1.6 to 1, respectively, at December 26, 2009. Landstar has historically operated with current ratios within the range of 1.5 to 1 to 2.0 to 1. Cash provided by operating activities was $24,109,000 in the 2010 thirteen-week period compared with $80,993,000 in the 2009 thirteen-week period. The decrease in cash flow provided by operating activities was primarily attributable to the timing of collections of receivables.
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
     At March 27, 2010, the Company had $33,837,000 of letters of credit outstanding under the Credit Agreement. At March 27, 2010, there was $136,163,000 available for future borrowings under the Credit Agreement. In addition, the Company has $45,148,000 in letters of credit outstanding, as collateral for insurance claims, that are secured by investments and cash equivalents totaling $49,835,000. Investments, all of which are carried at fair value, consist of investment-grade bonds having maturities of up to five years. Fair value of investments is based primarily on quoted market prices.
     Historically, the Company has generated sufficient operating cash flow to meet its debt service requirements, fund continued growth, both internal and through acquisitions, complete or execute share purchases of its common stock under authorized share purchase programs, pay dividends and meet working capital needs. As a non-asset based provider of transportation services and supply chain solutions, the Company’s annual capital requirements for operating property are generally for trailing equipment and management information services equipment. In addition, a significant portion of the trailing equipment used by the Company is provided by third party capacity providers, thereby reducing the Company’s capital requirements. During the 2010 thirteen-week period, the Company purchased $22,239,000 of operating property, including $21,135,000 for the purchase of the Company’s primary facility in Jacksonville, FL and acquired $6,897,000 of trailing equipment by entering into capital leases. Landstar anticipates purchasing approximately $20,000,000 in operating property, primarily new trailing equipment to replace older trailing equipment, and information technology equipment during the remainder of fiscal year 2010 either by purchase or lease financing.
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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
     The allowance for doubtful accounts for both trade and other receivables represents management’s estimate of the amount of outstanding receivables that will not be collected. In 2009, the Company experienced a higher level of customer bad debt expense than typically experienced in the past. Management believes this resulted from the difficult economic environment experienced by the Company’s customers. Historically, management’s estimates for uncollectible receivables have been materially correct. Although management believes the amount of the allowance for both trade and other receivables at March 27, 2010 is appropriate, a prolonged period of low or no economic growth may adversely affect the collection of these receivables. Conversely, a more robust economic environment may result in the realization of some portion of the estimated uncollectible receivables.
     Landstar provides for the estimated costs of self-insured claims primarily on an actuarial basis. The amount recorded for the estimated liability for claims incurred is based upon the facts and circumstances known on the applicable balance sheet date. The ultimate resolution of these claims may be for an amount greater or less than the amount estimated by management. The Company continually revises its existing claim estimates as new or revised information becomes available on the status of each claim. Historically, the Company has experienced both favorable and unfavorable development of prior years’ claims estimates. During the 2010 thirteen-week period, insurance and claims costs included $418,000 of unfavorable adjustments to prior years’ claims estimates. During the 2009 thirteen-week period, insurance and claims costs included $132,000 of favorable adjustments to prior years’ claims estimates. It is reasonably likely that the ultimate outcome of settling all outstanding claims will be more or less than the estimated claims reserve at March 27, 2010.
     The Company utilizes certain income tax planning strategies to reduce its overall cost of income taxes. Upon audit, it is possible that certain strategies might be disallowed resulting in an increased liability for income taxes. Certain of these tax planning strategies result in a level of uncertainty as to whether the related tax positions taken by the Company would result in a recognizable benefit. The Company has provided for its estimated exposure attributable to such tax positions due to the corresponding level of uncertainty with respect to the amount of income tax benefit that may ultimately be realized. Management believes that the provision for liabilities resulting from the uncertainty in certain income tax positions is appropriate. To date, the Company has not experienced an examination by governmental revenue authorities that would lead management to believe that the Company’s past provisions for exposures related to the uncertainty of such income tax positions are not appropriate.
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
EFFECTS OF INFLATION
     Management does not believe inflation has had a material impact on the results of operations or financial condition of Landstar in the past five years. However, inflation in excess of historic trends might have an adverse effect on the Company’s results of operations.
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
     Borrowings under the Credit Agreement bear interest at rates equal to, at the option of the Company, either (i) the greater of (a) the prime rate as publicly announced from time to time by JPMorgan Chase Bank, N.A. and (b) the federal funds effective rate plus .5%, or, (ii) the rate at the time offered to JPMorgan Chase Bank, N.A. in the Eurodollar market for amounts and periods comparable to the relevant loan plus, in either case, a margin that is determined based on the level of the Company’s Leverage Ratio, as defined in the Credit Agreement. As of March 27, 2010, the weighted average interest rate on borrowings outstanding was 1.10%. During the first quarter of 2010, the average outstanding balance under the Credit Agreement was approximately $32,934,000. Based on the borrowing rates in the Credit Agreement and the repayment terms, the fair value of the outstanding borrowings as of March 27, 2010 was estimated to approximate carrying value. Assuming that debt levels on the Credit Agreement remain at $55,000,000, the balance at March 27, 2010, a hypothetical increase of 100 basis points in current rates provided for under the Credit Agreement is estimated to result in an increase in interest expense of $550,000 on an annualized basis.
     Long-term investments, all of which are available-for-sale, consist of investment-grade bonds having maturities of up to five years. Assuming that the long-term portion of investments in bonds remains at $30,022,000, the balance at March 27, 2010, a hypothetical increase or decrease in interest rates of 100 basis points would not have a material impact on future earnings on an annualized basis. Short-term investments consist of short-term investment-grade instruments and the current maturities of investment-grade bonds. Accordingly, any future interest rate risk on these short-term investments would not be material.
     Assets and liabilities of the Company’s Canadian operations are translated from their functional currency to U.S. dollars using exchange rates in effect at the balance sheet date and revenue and expense accounts are translated at average monthly exchange rates during the period. Adjustments resulting from the translation process are included in accumulated other comprehensive income. Transactional gains and losses arising from receivable and payable balances, including intercompany balances, in the normal course of business that are denominated in a currency other than the functional currency of the applicable operation are recorded in the statements of income when they occur. The net assets held at the Company’s Canadian subsidiary at March 27, 2010 were, as translated to U.S. dollars, less than 1% of total consolidated net assets. Accordingly, any translation gain or loss related to the Canadian operation would not be material.
Item 4. Controls and Procedures
     As of the end of the period covered by this quarterly report on Form 10-Q, an evaluation was carried out, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended). Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of March 27, 2010, to provide reasonable assurance that information required to be disclosed by the Company in reports that it filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.
     There were no significant changes in the Company’s internal controls over financial reporting during the Company’s fiscal quarter ended March 27, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Item 1A. Risk Factors
     For a discussion identifying risk factors and other important factors that could cause actual results to differ materially from those anticipated, see the discussions under Part I, Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 26, 2009, and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Notes to Consolidated Financial Statements” in this Quarterly Report on Form 10-Q.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Company
     The following table provides information regarding the Company’s purchases of its Common Stock during the period from December 27, 2009 to March 27, 2010, the Company’s first fiscal quarter:

			Total Number of Shares	Maximum Number of
			Purchased as Part of	Shares That May Yet
	Total Number of	Average Price Paid	Publicly Announced	Be Purchased Under
Fiscal Period	Shares Purchased	Per Share	Programs	the Programs
December 26, 2009				1,375,453
Dec. 27, 2009 – Jan. 23, 2010	—	$—	—	1,375,453
Jan. 24, 2010 – Feb. 20, 2010	80,882	$35.70	80,882	1,294,571
Feb. 21, 2010 – Mar. 27, 2010	39,289	$41.23	39,289	1,255,282

Total	120,171	$37.51	120,171

     On January 28, 2009, Landstar System, Inc. announced that it had been authorized by its Board of Directors to purchase up to 1,569,377 shares of its Common Stock from time to time in the open market and in privately negotiated transactions. No specific expiration date has been assigned to the January 28, 2009 authorization.
     During the thirteen-week period ended March 27, 2010, Landstar paid dividends as follows:

Dividend Amount	Declaration	Record	Payment
per share	Date	Date	Date
$0.045	January 26, 2010	February 5, 2010	February 26, 2010
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

LANDSTAR SYSTEM, INC.

Date: April 30, 2010	/s/ Henry H. Gerkens

Henry H. Gerkens
Chairman, President and
Chief Executive Officer

Date: April 30, 2010	/s/ James B. Gattoni

James B. Gattoni
Vice President and Chief
Financial Officer