Form 10-Q
period 2010-06-26
LANDSTAR SYSTEM INC
filed 2010-07-30
CIK 853816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 26, 2010
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
     Yes ☐ No ☑
     The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of the close of business on July 19, 2010 was 49,834,807.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
     The interim consolidated financial statements contained herein reflect all adjustments (all of a normal, recurring nature) which, in the opinion of management, are necessary for a fair statement of the financial condition, results of operations, cash flows and changes in equity for the periods presented. They have been prepared in accordance with Rule 10-01 of Regulation S-X and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the twenty six weeks ended June 26, 2010 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 25, 2010.
     These interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s 2009 Annual Report on Form 10-K.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)
(Unaudited)

	June 26,	December 26,
	2010	2009
ASSETS
Current Assets
Cash and cash equivalents	$45,081	$85,719
Short-term investments	33,156	24,325
Trade accounts receivable, less allowance of $5,597 and $5,547	338,877	278,854
Other receivables, including advances to independent contractors, less allowance of $5,543 and $5,797	22,119	18,149
Deferred income taxes and other current assets	22,232	19,565

Total current assets	461,465	426,612

Operating property, less accumulated depreciation and amortization of $133,957 and $124,810	143,505	116,656
Goodwill	57,470	57,470
Other assets	66,662	48,054

Total assets	$729,102	$648,792

LIABILITIES AND EQUITY
Current Liabilities
Cash overdraft	$30,293	$28,919
Accounts payable	159,548	121,030
Current maturities of long-term debt	24,886	24,585
Insurance claims	34,902	41,627
Other current liabilities	47,180	42,474

Total current liabilities	296,809	258,635

Long-term debt, excluding current maturities	93,956	68,313
Insurance claims	30,022	30,680
Deferred income taxes	23,368	23,013

Equity
Landstar System, Inc. and subsidiary shareholders’ equity
Common stock, $0.01 par value, authorized 160,000,000 shares, issued 66,487,151 and 66,255,358 shares	665	663
Additional paid-in capital	166,292	161,261
Retained earnings	803,126	766,040
Cost of 16,652,344 and 16,022,111 shares of common stock in treasury	(685,506)	(660,446)
Accumulated other comprehensive income	681	498

Total Landstar System, Inc. and subsidiary shareholders’ equity	285,258	268,016

Noncontrolling interest	(311)	135

Total equity	284,947	268,151

Total liabilities and equity	$729,102	$648,792

See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share amounts)
(Unaudited)

	Twenty Six Weeks Ended		Thirteen Weeks Ended
	June 26,	June 27,	June 26,	June 27,
	2010	2009	2010	2009
Revenue	$1,189,809	$960,411	$641,721	$491,164
Investment income	574	675	289	250
Costs and expenses:
Purchased transportation	907,290	717,891	490,089	366,567
Commissions to agents	87,379	78,251	46,971	39,927
Other operating costs	15,504	14,838	7,968	7,388
Insurance and claims	26,129	18,799	13,831	9,797
Selling, general and administrative	73,816	66,612	36,973	32,243
Depreciation and amortization	11,988	11,201	6,196	5,716

Total costs and expenses	1,122,106	907,592	602,028	461,638

Operating income	68,277	53,494	39,982	29,776
Interest and debt expense	1,664	2,136	810	973

Income before income taxes	66,613	51,358	39,172	28,803
Income taxes	25,446	19,607	14,962	10,946

Net income	41,167	31,751	24,210	17,857
Less: Net loss attributable to noncontrolling interest	(446)	—	(227)	—

Net income attributable to Landstar System, Inc. and subsidiary	$41,613	$31,751	$24,437	$17,857

Earnings per common share attributable to Landstar System, Inc. and subsidiary	$0.83	$0.62	$0.49	$0.35

Diluted earnings per share attributable to Landstar System, Inc. and subsidiary	$0.83	$0.61	$0.49	$0.35

Average number of shares outstanding:
Earnings per common share	50,165,000	51,453,000	50,123,000	51,330,000

Diluted earnings per share	50,259,000	51,636,000	50,215,000	51,487,000

Dividends paid per common share	$0.0900	$0.0800	$0.0450	$0.0400

See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Twenty Six Weeks Ended
	June 26,	June 27,
	2010	2009
OPERATING ACTIVITIES
Net income	$41,167	$31,751
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,988	11,201
Non-cash interest charges	110	109
Provisions for losses on trade and other accounts receivable	2,434	4,868
Losses (gains) on sales/disposals of operating property	176	(80)
Deferred income taxes, net	893	3,542
Stock-based compensation	2,368	2,570
Changes in operating assets and liabilities:
Decrease (increase) in trade and other accounts receivable	(66,427)	70,125
Decrease (increase) in other assets	(2,233)	388
Increase (decrease) in accounts payable	38,518	(14,024)
Increase (decrease) in other liabilities	4,636	(4,149)
Increase (decrease) in insurance claims	(7,383)	46

NET CASH PROVIDED BY OPERATING ACTIVITIES	26,247	106,347

INVESTING ACTIVITIES
Net change in other short-term investments	1,730	4,553
Sales and maturities of investments	17,136	5,612
Purchases of investments	(47,716)	(11,049)
Purchases of operating property	(24,684)	(2,047)
Proceeds from sales of operating property	341	384

NET CASH USED BY INVESTING ACTIVITIES	(53,193)	(2,547)

FINANCING ACTIVITIES
Increase (decrease) in cash overdraft	1,374	(11,594)
Dividends paid	(4,527)	(4,123)
Proceeds from exercises of stock options	1,508	1,116
Excess tax benefit on stock option exercises	1,157	325
Borrowings on revolving credit facility	25,000	—
Purchases of common stock	(25,060)	(13,781)
Principal payments on long-term debt and capital lease obligations	(13,201)	(82,579)

NET CASH USED BY FINANCING ACTIVITIES	(13,749)	(110,636)

Effect of exchange rate changes on cash and cash equivalents	57	23

Decrease in cash and cash equivalents	(40,638)	(6,813)
Cash and cash equivalents at beginning of period	85,719	98,904

Cash and cash equivalents at end of period	$45,081	$92,091

See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
Twenty Six Weeks Ended June 26, 2010
(Dollars in thousands)
(Unaudited)

	Landstar System, Inc. and Subsidiary Shareholders
							Accumulated
			Additional		Treasury Stock		Other	Non-
	Common Stock		Paid-In	Retained	at Cost		Comprehensive	controlling
	Shares	Amount	Capital	Earnings	Shares	Amount	Income	Interest	Total

Balance December 26, 2009	66,255,358	$663	$161,261	$766,040	16,022,111	$(660,446)	$498	$135	$268,151

Net income (loss)				41,613				(446)	41,167

Dividends paid ($0.09 per share)				(4,527)					(4,527)

Purchases of common stock					630,233	(25,060)			(25,060)

Stock-based compensation			2,368						2,368

Exercises of stock options and issuance of non-vested stock, including excess tax benefit	231,793	2	2,663						2,665

Foreign currency translation							57		57

Unrealized gain on available-for-sale investments, net of income taxes							126		126

Balance June 26, 2010	66,487,151	$665	$166,292	$803,126	16,652,344	$(685,506)	$681	$(311)	$284,947

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
(2) Share-based Payment Arrangements
     As of June 26, 2010, the Company had an employee stock option plan, an employee stock option and stock incentive plan (the “ESOSIP”), one stock option plan for members of its Board of Directors and a stock compensation plan for members of its Board of Directors (the “Directors Stock Compensation Plan”) (all together, the “Plans”). No further grants can be made under the employee stock option plan as its term for granting stock options has expired. In addition, no further grants are to be made under the stock option plan for members of the Board of Directors. Amounts recognized in the financial statements with respect to these Plans are as follows (in thousands):

	Twenty Six Weeks Ended		Thirteen Weeks Ended
	June 26,	June 27,	June 26,	June 27,
	2010	2009	2010	2009
Total cost of the Plans during the period	$2,368	$2,570	$1,183	$1,181

Amount of related income tax benefit recognized during the period	621	650	322	297

Net cost of the Plans during the period	$1,747	$1,920	$861	$884

     The fair value of each option grant on its grant date was calculated using the Black-Scholes option pricing model with the following weighted average assumptions for grants made in the 2010 and 2009 twenty-six-week periods:

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

Treasury bonds for terms that approximated the terms of the options granted. The weighted average grant date fair value of stock options granted during the twenty-six-week periods ended June 26, 2010 and June 27, 2009 was $11.98 and $11.75, respectively.
     The following table summarizes information regarding the Company’s stock options granted under the Plans:

			Weighted Average
		Weighted Average	Remaining
	Number of	Exercise Price	Contractual	Aggregate Intrinsic
	Options	per Share	Term (years)	Value (000s)
Options outstanding at December 26, 2009	2,557,802	$36.86
Granted	223,250	$37.37
Exercised	(368,454)	$22.61
Forfeited	(54,367)	$43.16

Options outstanding at June 26, 2010	2,358,231	$38.99	6.9	$3,552

Options exercisable at June 26, 2010	992,681	$37.14	5.3	$3,332

     The total intrinsic value of stock options exercised during the twenty-six-week periods ended June 26, 2010 and June 27, 2009 was $7,920,000 and $1,453,000, respectively.
     As of June 26, 2010, there was $11,690,000 of total unrecognized compensation cost related to non-vested stock options granted under the Plans. The unrecognized compensation cost related to these non-vested options is expected to be recognized over a weighted average period of 3.1 years.
     The fair value of each share of non-vested restricted stock issued under the Plans is based on the fair value of a share of the Company’s common stock on the date of grant.
     The following table summarizes information regarding the Company’s non-vested restricted stock under the Plans:

	Number of	Grant Date
	Shares	Fair Value
Non-vested restricted stock outstanding at December 26, 2009	11,500	$34.82
Granted	18,354	$42.41

Non-vested restricted stock outstanding at June 26, 2010	29,854	$39.49

     As of June 26, 2010, there was $1,029,000 of total unrecognized compensation cost related to non-vested shares of restricted stock granted under the Plans. The unrecognized compensation cost related to these non-vested shares of restricted stock is expected to be recognized over a weighted average period of 3.1 years.
     As of June 26, 2010, there were 128,469 shares of the Company’s common stock reserved for issuance under the Directors’ Stock Compensation Plan and 4,756,948 shares of the Company’s common stock reserved for issuance under the Company’s other plans.
(3) Income Taxes
     The provisions for income taxes for the 2010 and 2009 twenty-six-week periods were based on an estimated full year combined effective income tax rate of approximately 38.2%, which was higher than the statutory federal income tax rate primarily as a result of state taxes, the meals and entertainment exclusion and non-deductible stock-based compensation.
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
     The following table provides a reconciliation of the average number of common shares outstanding used to calculate earnings per share attributable to Landstar System, Inc. and subsidiary to the average number of common shares and common share equivalents outstanding used to calculate diluted earnings per share attributable to Landstar System, Inc. and subsidiary (in thousands):

	Twenty Six Weeks Ended		Thirteen Weeks Ended
	June 26,	June 27,	June 26,	June 27,
	2010	2009	2010	2009
Average number of common shares outstanding	50,165	51,453	50,123	51,330
Incremental shares from assumed exercises of stock options	94	183	92	157

Average number of common shares and common share equivalents outstanding	50,259	51,636	50,215	51,487

     For the twenty-six-week and thirteen-week periods ended June 26, 2010 there were 1,354,813 and 647,813, respectively, options outstanding to purchase shares of common stock excluded from the calculation of diluted earnings per share because they were antidilutive. For the twenty-six-week and thirteen-week periods ended June 27, 2009 there were 2,012,747 and 1,906,747, respectively, options outstanding to purchase shares of common stock excluded from the calculation of diluted earnings per share because they were antidilutive.
(5) Additional Cash Flow Information
     During the 2010 twenty-six-week period, Landstar paid income taxes and interest of $22,731,000 and $1,766,000, respectively. During the 2009 twenty-six-week period, Landstar paid income taxes and interest of $11,777,000 and $2,438,000, respectively. Landstar acquired operating property by entering into capital leases in the amount of $14,145,000 and $9,793,000 in the 2010 and 2009 twenty-six-week periods, respectively. During the 2010 twenty-six-week period, the Company purchased $24,684,000 of operating property, including $21,135,000 for the purchase of the Company’s primary facility in Jacksonville, Florida.
(6) Segment Information
     The following tables summarize information about Landstar’s reportable business segments as of and for the twenty-six-week and thirteen-week periods ended June 26, 2010 and June 27, 2009 (in thousands):

	Twenty Six Weeks Ended
	June 26, 2010			June 27, 2009
	Transportation			Transportation
	Logistics	Insurance	Total	Logistics	Insurance	Total
External revenue	$1,172,834	$16,975	$1,189,809	$942,032	$18,379	$960,411
Investment income		574	574		675	675
Internal revenue		15,561	15,561		15,517	15,517
Operating income	57,352	10,925	68,277	36,496	16,998	53,494
Expenditures on long-lived assets	24,684		24,684	2,047		2,047
Goodwill	57,470		57,470	31,134		31,134

	Thirteen Weeks Ended
	June 26, 2010			June 27, 2009
	Transportation			Transportation
	Logistics	Insurance	Total	Logistics	Insurance	Total
External revenue	$633,219	$8,502	$641,721	$482,098	$9,066	$491,164
Investment income		289	289		250	250
Internal revenue		9,658	9,658		9,686	9,686
Operating income	34,825	5,157	39,982	21,390	8,386	29,776
Expenditures on long-lived assets	2,445		2,445	1,492		1,492

     In the twenty-six-week and thirteen-week periods ended June 26, 2010, one customer accounted for approximately 12 percent and 11 percent, respectively, of the Company’s revenue. In the twenty-six-week and thirteen-week periods ended June 27, 2009, there were no customers who accounted for 10 percent or more of the Company’s revenue.
(7) Comprehensive Income
     The following table includes the components of comprehensive income attributable to Landstar System, Inc. and subsidiary for the twenty-six-week and thirteen-week periods ended June 26, 2010 and June 27, 2009 (in thousands):

	Twenty Six Weeks Ended		Thirteen Weeks Ended
	June 26,	June 27,	June 26,	June 27,
	2010	2009	2010	2009
Net income attributable to Landstar System, Inc. and subsidiary	$41,613	$31,751	$24,437	$17,857
Unrealized holding gains on available-for-sale investments, net of income taxes	126	242	40	394
Foreign currency translation gains/(losses)	57	23	(43)	110

Comprehensive income attributable to Landstar System, Inc. and subsidiary	$41,796	$32,016	$24,434	$18,361

     The unrealized holding gain on available-for-sale investments during the 2010 twenty-six-week period represents the mark-to-market adjustment of $196,000, net of related income taxes of $70,000. The unrealized holding gain on available-for-sale investments during the 2010 thirteen-week period represents the mark-to-market adjustment of $63,000, net of related income taxes of $23,000. The unrealized holding gain on available-for-sale investments during the 2009 twenty-six-week period represents the mark-to-market adjustment of $375,000, net of related income taxes of $133,000. The unrealized holding gain on available-for-sale investments during the 2009 thirteen-week period represents the mark-to-market adjustment of $610,000, net of related income taxes of $216,000. The foreign currency translation gain/loss represents the unrealized net gain or loss on the translation of the financial statements of the Company’s Canadian operations. Accumulated other comprehensive income as reported as a component of equity at June 26, 2010 of $681,000 represents the unrealized net gain on the translation of the financial statements of the Company’s Canadian operations of $265,000 and the cumulative unrealized holding gains on available-for-sale investments, net of income taxes, of $416,000.
(8) Investments
     Investments include investment-grade bonds having maturities of up to five years (the “Bond Portfolio”). Bonds in the Bond Portfolio are reported as available-for-sale and are carried at fair value. Bonds maturing less than one year from the balance sheet date are included in short-term investments and bonds maturing more than one year from the balance sheet date are included in other assets in the consolidated balance sheets. Management has performed an analysis of the nature of the unrealized losses on available-for-sale investments to determine whether such losses are other-than-temporary. Unrealized losses, representing the excess of the purchase price of an investment over its fair value as of the end of a period, considered to be other-than-temporary are to be included as a charge in the statement of income while unrealized losses considered to be temporary are to be included as a component of equity. Investments whose values are based on quoted market prices in active markets are classified within Level 1. Investments that trade in markets that are not considered to be active, but are valued based on quoted market prices are classified within Level 2. As Level 2 investments include positions that are not traded in active markets, valuations may be adjusted to reflect illiquidity and/or non-transferability, which are generally based on available market information. Transfers between levels are recognized as of the beginning of the period. Fair value of the Bond Portfolio was determined using Level 1 inputs related to U.S. Treasury obligations and money market investments and Level 2 inputs related to investment-grade corporate bonds and direct obligations of U.S. government agencies. Net unrealized gains on the bonds in the Bond Portfolio were $644,000 at June 26, 2010 and $448,000 at December 26, 2009.
     The amortized cost and fair values of available-for-sale investments are as follows at June 26, 2010 and December 26, 2009 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
June 26, 2010

Money market investments	$15,473			$15,473
Corporate bonds and direct obligations of U.S. government agencies	53,884	$784	$151	54,517
U.S. Treasury obligations	11,781	11	—	11,792

Total	$81,138	$795	$151	$81,782

December 26, 2009

Corporate bonds and direct obligations of U.S. government agencies	$39,261	$668	$226	$39,703
U.S. Treasury obligations	11,489	6	—	11,495

Total	$50,750	$674	$226	$51,198

     For those available-for-sale investments with unrealized losses at June 26, 2010 and December 26, 2009, the following table summarizes the duration of the unrealized loss (in thousands):

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
June 26, 2010

Corporate bonds and direct obligations of U.S. government agencies	$352	$—	$7,773	$151	$8,125	$151

December 26, 2009

Corporate bonds and direct obligations of U.S. government agencies	$1,989	$10	$1,192	$216	$3,181	$226
(9) Commitments and Contingencies
     Short-term investments include $33,156,000 in current maturities of investment-grade bonds and money market investments held by the Company’s insurance segment at June 26, 2010. These short-term investments together with $16,527,000 of the non-current portion of investment-grade bonds included in other assets at June 26, 2010 provide collateral for the $44,715,000 of letters of credit issued to guarantee payment of insurance claims. As of June 26, 2010, Landstar also had $33,699,000 of letters of credit outstanding under the Company’s credit agreement.
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

FORWARD-LOOKING STATEMENTS
     The following is a “safe harbor” statement under the Private Securities Litigation Reform Act of 1995. Statements contained in this document that are not based on historical facts are “forward-looking statements.” This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Form 10-Q contain forward-looking statements, such as statements which relate to Landstar’s business objectives, plans, strategies and expectations. Terms such as “anticipates,” “believes,” “estimates,” “expects,” “plans,” “predicts,” “may,” “should,” “could,” “will,” the negative thereof and similar expressions are intended to identify forward-looking statements. Such statements are by nature subject to uncertainties and risks, including but not limited to: an increase in the frequency or severity of accidents or other claims; unfavorable development of existing accident claims; dependence on third party insurance companies; dependence on independent commission sales agents; dependence on third party capacity providers; substantial industry competition; disruptions or failures in the Company’s computer systems; changes in fuel taxes; status of independent contractors; a downturn in economic growth or growth in the transportation sector; acquired businesses; intellectual property; and other operational, financial or legal risks or uncertainties detailed in Landstar’s Form 10-K for the 2009 fiscal year, described in Item 1A “Risk Factors”, this report or in Landstar’s other Securities and Exchange Commission filings from time to time. These risks and uncertainties could cause actual results or events to differ materially from historical results or those anticipated. Investors should not place undue reliance on such forward-looking statements and the Company undertakes no obligation to publicly update or revise any forward-looking statements.
Introduction
     Landstar System, Inc. and its subsidiary, Landstar System Holdings, Inc. (together, referred to herein as “Landstar” or the “Company”), is a non-asset based provider of freight transportation services and supply chain solutions. The Company offers services to its customers across multiple transportation modes, with the ability to arrange for individual shipments of freight to enterprise-wide solutions to manage all of a customer’s transportation and logistics needs. Landstar provides services principally throughout the United States and to a lesser extent in Canada, and between the United States and Canada, Mexico and other countries around the world. The Company’s services emphasize safety, information coordination and customer service and are delivered through a network of independent commission sales agents and third party capacity providers linked together by a series of technological applications which are provided and coordinated by the Company. Landstar markets its freight transportation services and supply chain solutions primarily through independent commission sales agents and exclusively utilizes third party capacity providers to transport and store customers’ freight. The nature of the Company’s business is such that a significant portion of its operating costs varies directly with revenue.
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
     The transportation logistics segment provides a wide range of transportation services and supply chain solutions. Transportation services offered by the Company include truckload and less-than-truckload transportation, rail intermodal, air cargo, ocean cargo, expedited ground and air delivery of time-critical freight, heavy-haul/specialized, U.S.-Canada and U.S.-Mexico cross-border, project cargo and customs brokerage. Supply chain solutions are based on advanced technology solutions offered by the Company and include integrated multi-modal solutions, outsourced logistics, supply chain engineering and warehousing. Also, supply chain solutions can be delivered through a software-as-a-service model. Industries serviced by the transportation logistics segment include automotive products, paper, lumber and building products, metals, chemicals, foodstuffs, heavy machinery, retail, electronics, ammunition and explosives and military hardware. In addition, the transportation logistics segment provides transportation services to other transportation companies, including logistics and less-than-truckload service providers. Each of the independent commission sales agents has the opportunity to market all of the services provided by the transportation logistics segment. Freight transportation services are typically charged to customers on a per shipment basis for the physical transportation of freight. Supply chain solution customers are generally charged fees for the services provided. Revenue recognized by the transportation logistics segment when providing capacity to customers to haul their freight is referred to herein as “transportation services revenue” and revenue for freight management services recognized on a fee-for-service basis is referred to herein as “transportation management fees.” During the twenty six weeks ended June 26, 2010, transportation services revenue hauled by BCO Independent Contractors, Truck Brokerage Carriers, rail intermodal, ocean cargo carriers and air cargo carriers represented 54%, 40%, 3%, 1%, and 1%, respectively, of the Company’s transportation logistics segment revenue. Transportation management fees represented 1% of the Company’s transportation logistics segment revenue in the twenty-six-week period ended June 26, 2010.
     The insurance segment is comprised of Signature Insurance Company, a wholly owned offshore insurance subsidiary, and Risk Management Claim Services, Inc. This segment provides risk and claims management services to certain of Landstar’s operating subsidiaries. In addition, it reinsures certain risks of the Company’s BCO Independent Contractors and provides certain property and casualty insurance directly to certain of Landstar’s operating subsidiaries. Revenue, representing premiums on reinsurance programs provided to the Company’s BCO Independent Contractors, at the insurance segment represented approximately 1% of the Company’s total revenue for the twenty six weeks ended June 26, 2010.
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
     While customer demand, which is subject to overall economic conditions, ultimately drives increases or decreases in revenue, the Company primarily relies on its independent commission sales agents to establish customer relationships and generate revenue opportunities. Management’s primary focus with respect to revenue growth is on revenue generated by independent commission sales agents who on an annual basis generate $1 million or more of Landstar revenue (“Million Dollar Agents”). Management believes future revenue growth is primarily dependent on its ability to increase both the revenue generated by Million Dollar Agents and the number of Million Dollar Agents through a combination of recruiting new agents and increasing the revenue opportunities generated by existing independent commission sales agents. During the 2009 fiscal year, 405 independent commission sales agents generated $1 million or more of Landstar’s revenue and thus qualified as Million Dollar Agents. During the 2009 fiscal year, the average revenue generated by a Million Dollar Agent was $4,292,000 and revenue generated by Million Dollar Agents in the aggregate represented 87% of consolidated Landstar revenue. The Company had 1,343 and 1,436 agent locations at June 26, 2010 and June 27, 2009, respectively.
     Management monitors business activity by tracking the number of loads (volume) and revenue per load by mode of transportation. Revenue per load can be influenced by many factors other than a change in price, including the average length of haul, freight type, fuel surcharges, special handling and equipment requirements and delivery time requirements. For shipments involving two or more modes of transportation, revenue is classified by the mode of transportation having the highest cost for the load. The following table summarizes this data by mode of transportation:

	Twenty Six Weeks Ended		Thirteen Weeks Ended
	June 26,	June 27,	June 26,	June 27,
	2010	2009	2010	2009
Revenue generated through (in thousands):

BCO Independent Contractors	$631,736	$550,665	$345,595	$288,600
Truck Brokerage Carriers	466,163	329,479	246,408	165,236
Rail intermodal	34,092	36,728	19,316	17,410
Ocean cargo carriers	20,835	17,518	11,700	8,667
Air cargo carriers	8,562	7,508	3,959	2,121
Other (1)	28,421	18,513	14,743	9,130

	$1,189,809	$960,411	$641,721	$491,164

	Twenty Six Weeks Ended		Thirteen Weeks Ended
	June 26,	June 27,	June 26,	June 27,
	2010	2009	2010	2009
Number of loads:

BCO Independent Contractors	420,770	365,000	223,020	194,350
Truck Brokerage Carriers	308,330	240,020	158,980	122,370
Rail intermodal	15,490	18,290	8,620	8,710
Ocean cargo carriers	3,110	2,590	1,650	1,350
Air cargo carriers	3,130	5,100	1,630	1,840

	750,830	631,000	393,900	328,620

Revenue per load:

BCO Independent Contractors	$1,501	$1,509	$1,550	$1,485
Truck Brokerage Carriers	1,512	1,373	1,550	1,350
Rail intermodal	2,201	2,008	2,241	1,999
Ocean cargo carriers	6,699	6,764	7,091	6,420
Air cargo carriers	2,735	1,472	2,429	1,153

(1)	Includes premium revenue generated by the insurance segment and warehousing and transportation management fee revenue generated by the transportation logistics segment.
     Also critical to the Company’s success is its ability to secure capacity, particularly truck capacity, at rates that allow the Company to profitably transport customers’ freight. The following table summarizes available truck capacity providers:

	June 26,	June 27,
	2010	2009
BCO Independent Contractors	7,818	8,286
Truck Brokerage Carriers:
Approved and active (1)	16,670	14,827
Other approved	9,047	11,082

	25,717	25,909

Total available truck capacity providers	33,535	34,195

Number of trucks provided by BCO Independent Contractors	8,399	8,875

(1)	Active refers to Truck Brokerage Carriers who moved at least one load in the 180 days immediately preceding the fiscal quarter end.
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
     Revenue less the cost of purchased transportation and commissions to agents is referred to as net revenue. Net revenue divided by revenue is referred to as net revenue margin. In general, net revenue margin on revenue hauled by BCO Independent Contractors represents a fixed percentage of revenue due to the nature of the contracts that pay a fixed percentage of revenue to both the BCO Independent Contractors and independent commission sales agents. For revenue hauled by Truck Brokerage Carriers, net revenue margin is either fixed or variable as a percent of revenue, depending on the Company’s contract with each individual independent commission sales agent. Under certain contracts with independent commission sales agents, the Company retains a fixed percentage of revenue and the agent retains the amount remaining less the cost of purchased transportation (the “retention contracts”). Net revenue margin on revenue hauled by rail intermodal, air cargo carriers, ocean cargo carriers and Truck Brokerage Carriers, other than under retention contracts, is variable in nature, as the Company’s contracts with independent commission sales agents provide commissions to agents at a contractually agreed upon percentage of gross profit. Approximately 75% of the Company’s revenue in the twenty-six-week period ended June 26, 2010 had a fixed net revenue margin.
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
     The following table sets forth the percentage relationships of income and expense items to revenue for the periods indicated:

	Twenty Six Weeks Ended		Thirteen Weeks Ended
	June 26,	June 27,	June 26,	June 27,
	2010	2009	2010	2009
Revenue	100.0%	100.0%	100.0%	100.0%
Investment income	—	0.1	—	0.1
Costs and expenses:
Purchased transportation	76.3	74.8	76.4	74.6
Commissions to agents	7.3	8.1	7.3	8.1
Other operating costs	1.3	1.5	1.2	1.5
Insurance and claims	2.2	2.0	2.1	2.0
Selling, general and administrative	6.2	6.9	5.8	6.6
Depreciation and amortization	1.0	1.2	1.0	1.2

Total costs and expenses	94.3	94.5	93.8	94.0

Operating income	5.7	5.6	6.2	6.1
Interest and debt expense	0.1	0.3	0.1	0.2

Income before income taxes	5.6	5.3	6.1	5.9
Income taxes	2.1	2.0	2.3	2.3

Net income	3.5%	3.3%	3.8%	3.6%

TWENTY SIX WEEKS ENDED JUNE 26, 2010 COMPARED TO TWENTY SIX WEEKS ENDED JUNE 27, 2009
     Revenue for the 2010 twenty-six-week period was $1,189,809,000, an increase of $229,398,000, or 23.9%, compared to the 2009 twenty-six-week period. Revenue increased $230,802,000, or 24.5%, at the transportation logistics segment. The increase in revenue at the transportation logistics segment was primarily attributable to a 19% increase in the number of loads hauled and a higher revenue per load of approximately 4%. The increase in the number of loads hauled was generally attributable to improvement in the overall U.S. economy during the 2010 first half and the impact of market share gains from agents recruited during 2009. The increase in revenue per load was generally attributable to increased demand and tightening capacity. Revenue hauled by BCO Independent Contractors, Truck Brokerage Carriers, air cargo carriers and ocean cargo carriers increased 15%, 41%, 14% and 19%, respectively, while revenue hauled by rail intermodal carriers decreased 7%. Included in the 2010 twenty-six-week period was $11,211,000 of transportation management fees related to the Acquired Entities. The number of loads in the 2010 period hauled by BCO Independent Contractors, Truck Brokerage Carriers and ocean cargo carriers increased 15%, 28% and 20%, respectively, compared to the 2009 period, while the number of loads hauled by rail intermodal carriers and air cargo carriers decreased 15% and 39%, respectively, over the same period. Revenue per load for loads hauled by Truck Brokerage Carriers, rail intermodal carriers and air cargo carriers increased approximately 10%, 10% and 86%, respectively, compared to the 2009 period. Revenue per load for loads hauled by ocean cargo carriers decreased approximately 1% compared to the 2009 period. Revenue per load for loads hauled by BCO Independent Contractors remained flat. The increase in revenue per load on Truck Brokerage Carrier revenue was partly attributable to increased fuel surcharges identified separately in billings to customers in the 2010 period compared to the 2009 period. Fuel surcharges on Truck Brokerage Carrier revenue identified separately in billings to customers and included as a component of Truck Brokerage Carrier revenue were $42,015,000 and $18,986,000 in the 2010 and 2009 periods, respectively. Fuel surcharges billed to customers on revenue hauled by BCO Independent Contractors are excluded from revenue.
     Investment income at the insurance segment was $574,000 and $675,000 in the 2010 and 2009 twenty-six-week periods, respectively. The decrease in investment income was primarily due to a lower rate of return, attributable to a general decrease in interest rates on investments held by the insurance segment in the 2010 period.
     Purchased transportation was 76.3% and 74.8% of revenue in the 2010 and 2009 twenty-six-week periods, respectively. The increase in purchased transportation as a percentage of revenue was primarily attributable to increased revenue hauled by Truck Brokerage Carriers, which tends to have a higher cost of purchased transportation, and increased rates of purchased transportation paid to Truck Brokerage Carriers. Commissions to agents were 7.3% of revenue in the 2010 period and 8.1% of revenue in the 2009 period. The decrease in commissions to agents as a percentage of revenue was primarily attributable to decreased gross profit on revenue hauled by Truck Brokerage Carriers. Other operating costs were 1.3% and 1.5% of revenue in the 2010 and 2009 periods, respectively. The decrease in other operating costs as a percentage of revenue was primarily attributable to the effect of increased revenue in the 2010 period, partly offset by $1,768,000 of other operating costs of the Acquired Entities in the 2010 period. Insurance and claims were 2.2% of revenue in the 2010 period and 2.0% of revenue in the 2009 period. The increase in insurance and claims as a percentage of revenue was primarily due to favorable development of prior year claims reported in 2009 and increased severity of commercial trucking claims in the 2010 period. Selling, general and administrative costs were 6.2% of revenue in the 2010 period and 6.9% of revenue in the 2009 period. The decrease in selling, general and administrative costs as a percentage of revenue was primarily attributable to the effect of increased revenue and a decreased provision for customer bad debt, partially offset by a $6,416,000 provision for bonuses under the Company’s incentive compensation programs in the 2010 period compared to no provision in the 2009 period and $7,714,000 of selling, general and administrative costs of the Acquired Entities in the 2010 period. Included in selling, general and administrative costs in the 2009 period was $2,005,000 of one-time costs related to the acquisitions of the Acquired Entities. Depreciation and amortization was 1.0% of revenue in the 2010 period, compared with 1.2% in the 2009 period. The decrease in depreciation and amortization as a percentage of revenue was primarily due to the effect of increased revenue.
     Interest and debt expense was 0.1% of revenue in the 2010 twenty-six-week period, compared to 0.3% in the 2009 period. The decrease in interest and debt expense as a percentage of revenue was primarily attributable to the effect of increased revenue and lower average capital lease obligations.

     The provisions for income taxes for the 2010 and 2009 twenty-six-week periods were based on an estimated full year combined effective income tax rate of approximately 38.2%, which was higher than the statutory federal income tax rate primarily as a result of state taxes, the meals and entertainment exclusion and non-deductible stock compensation expense.
     The net loss attributable to noncontrolling interest of $446,000 represents the noncontrolling investor’s 25 percent share of the net loss incurred by A3i during the 2010 twenty-six-week period.
     Net income attributable to the Company was $41,613,000, or $0.83 per common share ($0.83 per diluted share), in the 2010 twenty-six-week period compared to $31,751,000, or $0.62 per common share ($0.61 per diluted share), in the 2009 twenty-six-week period.
THIRTEEN WEEKS ENDED JUNE 26, 2010 COMPARED TO THIRTEEN WEEKS ENDED JUNE 27, 2009
     Revenue for the 2010 thirteen-week period was $641,721,000, an increase of $150,557,000, or 30.7%, compared to the 2009 thirteen-week period. Revenue increased $151,121,000, or 31.3%, at the transportation logistics segment. The increase in revenue at the transportation logistics segment was primarily attributable to a 20% increase in the number of loads hauled and a higher revenue per load of approximately 9%. The increase in the number of loads hauled was generally attributable to improvement in the overall U.S. economy during the 2010 first half and the impact of market share gains from agents recruited during 2009. The increase in revenue per load was generally attributable to increased demand and tightening capacity. Revenue hauled by BCO Independent Contractors, Truck Brokerage Carriers, rail intermodal carriers, air cargo carriers and ocean cargo carriers increased 20%, 49%, 11%, 87% and 35%, respectively. Included in the 2010 thirteen-week period was $6,126,000 of transportation management fees related to the Acquired Entities. The number of loads in the 2010 period hauled by BCO Independent Contractors, Truck Brokerage Carriers and ocean cargo carriers increased 15%, 30% and 22%, respectively, compared to the 2009 period, while the number of loads hauled by rail intermodal carriers and air cargo carriers decreased 1% and 11%, respectively, over the same period. Revenue per load for loads hauled by BCO Independent Contractors, Truck Brokerage Carriers, rail intermodal carriers, air cargo carriers and ocean cargo carriers increased approximately 4%, 15%, 12%, 111% and 10%, respectively, compared to the 2009 period. The increase in revenue per load on Truck Brokerage Carrier revenue was partly attributable to increased fuel surcharges identified separately in billings to customers in the 2010 period compared to the 2009 period. Fuel surcharges on Truck Brokerage Carrier revenue identified separately in billings to customers and included as a component of Truck Brokerage Carrier revenue were $23,056,000 and $9,210,000 in the 2010 and 2009 periods, respectively.
     Investment income at the insurance segment was $289,000 and $250,000 in the 2010 and 2009 thirteen-week periods, respectively. The increase in investment income was primarily due to increased average investments held by the insurance segment in the 2010 period.
     Purchased transportation was 76.4% and 74.6% of revenue in the 2010 and 2009 thirteen-week periods, respectively. The increase in purchased transportation as a percentage of revenue was primarily attributable to increased revenue hauled by Truck Brokerage Carriers, which tends to have a higher cost of purchased transportation, and increased rates of purchased transportation paid to Truck Brokerage Carriers. Commissions to agents were 7.3% of revenue in the 2010 period and 8.1% of revenue in the 2009 period. The decrease in commissions to agents as a percentage of revenue was primarily attributable to decreased gross profit on revenue hauled by Truck Brokerage Carriers. Other operating costs were 1.2% and 1.5% of revenue in the 2010 and 2009 periods, respectively. The decrease in other operating costs as a percentage of revenue was primarily attributable to the effect of increased revenue in the 2010 period, partly offset by $934,000 of other operating costs of the Acquired Entities in the 2010 period. Insurance and claims were 2.1% of revenue in the 2010 period and 2.0% of revenue in the 2009 period. The increase in insurance and claims as a percentage of revenue was primarily due to favorable development of prior year claims reported in 2009 and increased severity of commercial trucking claims in the 2010 period. Selling, general and administrative costs were 5.8% of revenue in the 2010 period and 6.6% of revenue in the 2009 period. The decrease in selling, general and administrative costs as a percentage of revenue was primarily attributable to the effect of increased revenue, partially offset by a $4,062,000 provision for bonuses under the Company’s incentive compensation programs in the 2010 period compared to no provision in the 2009 period and $3,770,000 of selling, general and administrative costs of the Acquired Entities in the 2010 period. Included in selling, general and administrative costs in the 2009 period was $2,005,000 of one-time costs related to the acquisitions of the Acquired Entities. Depreciation and amortization was 1.0% of revenue in the 2010 period, compared with 1.2% of revenue in the 2009 period. The decrease in depreciation and amortization as a percentage of revenue was primarily due to the effect of increased revenue.

     Interest and debt expense was 0.1% and 0.2% of revenue in the 2010 and 2009 thirteen-week periods, respectively. The decrease in interest and debt expense as a percentage of revenue was primarily attributable to the effect of increased revenue and lower average capital lease obligations, partially offset by increased average borrowings under the Company’s senior credit facility.
     The provisions for income taxes for the 2010 and 2009 thirteen-week periods were based on estimated full year combined effective income tax rates of approximately 38.2% and 38.0%, respectively, which were higher than the statutory federal income tax rate primarily as a result of state taxes, the meals and entertainment exclusion and non-deductible stock compensation expense.
     The net loss attributable to noncontrolling interest of $227,000 represents the noncontrolling investor’s 25 percent share of the net loss incurred by A3i during the 2010 thirteen-week period.
     Net income attributable to the Company was $24,437,000, or $0.49 per common share ($0.49 per diluted share), in the 2010 thirteen-week period. Net income attributable to the Company was $17,857,000, or $0.35 per common share ($0.35 per diluted share), in the 2009 thirteen-week period.
CAPITAL RESOURCES AND LIQUIDITY
     Equity was $284,947,000, or 71% of total capitalization (defined as long-term debt including current maturities plus equity), at June 26, 2010, compared to $268,151,000, or 74% of total capitalization, at December 26, 2009. The increase in equity was primarily a result of net income and the effect of the exercises of stock options during the period, partially offset by the purchase of 630,233 shares of the Company’s common stock at a total cost of $25,060,000 and dividends paid by the Company.
     The Company paid $0.09 per share, or $4,527,000, in cash dividends during the twenty-six-week period ended June 26, 2010. It is the intention of the Board of Directors to continue to pay a quarterly dividend. As of June 26, 2010, the Company may purchase up to an additional 745,220 shares of its common stock under its authorized stock purchase program. Long-term debt, including current maturities, was $118,842,000 at June 26, 2010, $25,944,000 higher than at December 26, 2009.
     Working capital and the ratio of current assets to current liabilities were $164,656,000 and 1.6 to 1, respectively, at June 26, 2010, compared with $167,977,000 and 1.6 to 1, respectively, at December 26, 2009. Landstar has historically operated with current ratios within the range of 1.5 to 1 to 2.0 to 1. Cash provided by operating activities was $26,247,000 in the 2010 twenty-six-week period compared with $106,347,000 in the 2009 twenty-six-week period. The decrease in cash flow provided by operating activities was primarily attributable to the timing of collections of receivables.
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
     At June 26, 2010, the Company had $33,699,000 of letters of credit outstanding under the Credit Agreement. At June 26, 2010, there was $126,301,000 available for future borrowings under the Credit Agreement. In addition, the Company has $44,715,000 in letters of credit outstanding, as collateral for insurance claims, that are secured by investments totaling $49,683,000. Investments, all of which are carried at fair value, consist of investment-grade bonds having maturities of up to five years. Fair value of investments is based primarily on quoted market prices.
     Historically, the Company has generated sufficient operating cash flow to meet its debt service requirements, fund continued growth, both internal and through acquisitions, complete or execute share purchases of its common stock under authorized share purchase programs, pay dividends and meet working capital needs. As a non-asset based provider of transportation services and supply chain solutions, the Company’s annual capital requirements for operating property are generally for trailing equipment and management information services equipment. In addition, a significant portion of the trailing equipment used by the Company is provided by third party capacity providers, thereby reducing the Company’s capital requirements. During the 2010 twenty-six-week period, the Company purchased $24,684,000 of operating property, including $21,135,000 for the purchase of the Company’s primary facility in Jacksonville, FL, and acquired $14,145,000 of trailing equipment by entering into capital leases. Landstar anticipates purchasing approximately $9,000,000 in operating property, primarily new trailing equipment to replace older trailing equipment, and information technology equipment during the remainder of fiscal year 2010 either by purchase or lease financing.
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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
     The allowance for doubtful accounts for both trade and other receivables represents management’s estimate of the amount of outstanding receivables that will not be collected. In 2009, the Company experienced a higher level of customer bad debt expense than typically experienced in the past. Management believes this resulted from the difficult economic environment experienced by the Company’s customers. Historically, management’s estimates for uncollectible receivables have been materially correct. Although management believes the amount of the allowance for both trade and other receivables at June 26, 2010 is appropriate, a prolonged period of low or no economic growth may adversely affect the collection of these receivables. Conversely, a more robust economic environment may result in the realization of some portion of the estimated uncollectible receivables.
     Landstar provides for the estimated costs of self-insured claims primarily on an actuarial basis. The amount recorded for the estimated liability for claims incurred is based upon the facts and circumstances known on the applicable balance sheet date. The ultimate resolution of these claims may be for an amount greater or less than the amount estimated by management. The Company continually revises its existing claim estimates as new or revised information becomes available on the status of each claim. Historically, the Company has experienced both favorable and unfavorable development of prior years’ claims estimates. During the 2010 twenty-six-week period, insurance and claims costs included $170,000 of unfavorable adjustments to prior years’ claims estimates. During the 2009 twenty-six-week period, insurance and claims costs included $1,875,000 of favorable adjustments to prior years’ claims estimates. It is reasonably likely that the ultimate outcome of settling all outstanding claims will be more or less than the estimated claims reserve at June 26, 2010.
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
     The Company tests for impairment of goodwill at least annually based on a two-step impairment test. The first step compares the fair value of each reporting unit with its carrying amount, including goodwill. Fair value of each reporting unit is estimated using a discounted cash flow model and market approach. The model includes a number of significant assumptions and estimates including future cash flows and discount rates. If the carrying amount exceeds fair value under the first step of the impairment test, then the second step is performed to measure the amount of any impairment loss. The goodwill impairment test is typically performed in the fourth quarter of each fiscal year and when changes in circumstances indicate an impairment event may have occurred. It has been approximately one year since the Company completed the acquisitions of the Acquired Entities. Therefore, during the second quarter of 2010, the Company tested the goodwill of the Acquired Entities. Only the first step of the impairment test was required as the estimated fair value of this reporting unit exceeded its carrying value.

     Significant variances from management’s estimates for the amount of uncollectible receivables, the ultimate resolution of self-insured claims, the provision for uncertainty in income tax positions and impairment of goodwill can all be expected to positively or negatively affect Landstar’s earnings in a given quarter or year. However, management believes that the ultimate resolution of these items, given a range of reasonably likely outcomes, will not significantly affect the long-term financial condition of Landstar or its ability to fund its continuing operations.
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
     Borrowings under the Credit Agreement bear interest at rates equal to, at the option of the Company, either (i) the greater of (a) the prime rate as publicly announced from time to time by JPMorgan Chase Bank, N.A. and (b) the federal funds effective rate plus .5%, or, (ii) the rate at the time offered to JPMorgan Chase Bank, N.A. in the Eurodollar market for amounts and periods comparable to the relevant loan plus, in either case, a margin that is determined based on the level of the Company’s Leverage Ratio, as defined in the Credit Agreement. As of June 26, 2010, the weighted average interest rate on borrowings outstanding was 1.23%. There were no borrowings outstanding under the Credit Agreement as of June 27, 2009. During the second quarters of 2010 and 2009, the average borrowings outstanding under the Credit Agreement were approximately $64,140,000 and $5,978,000, respectively. Based on the borrowing rates in the Credit Agreement and the repayment terms, the fair value of the outstanding borrowings as of June 26, 2010 was estimated to approximate carrying value. Assuming that debt levels on the Credit Agreement remain at $65,000,000, the balance at June 26, 2010, a hypothetical increase of 100 basis points in current rates provided for under the Credit Agreement is estimated to result in an increase in interest expense of $650,000 on an annualized basis.
     Long-term investments, all of which are available-for-sale, consist of investment-grade bonds having maturities of up to five years. Assuming that the long-term portion of investments in bonds remains at $48,626,000, the balance at June 26, 2010, a hypothetical increase or decrease in interest rates of 100 basis points would not have a material impact on future earnings on an annualized basis. The balance of the long-term portion of investments in bonds at June 27, 2009 was $12,827,000. Short-term investments consist of short-term investment-grade instruments and the current maturities of investment-grade bonds. Accordingly, any future interest rate risk on these short-term investments would not be material.
     Assets and liabilities of the Company’s Canadian operations are translated from their functional currency to U.S. dollars using exchange rates in effect at the balance sheet date and revenue and expense accounts are translated at average monthly exchange rates during the period. Adjustments resulting from the translation process are included in accumulated other comprehensive income. Transactional gains and losses arising from receivable and payable balances, including intercompany balances, in the normal course of business that are denominated in a currency other than the functional currency of the applicable operation are recorded in the statements of income when they occur. The net assets held at the Company’s Canadian subsidiary at June 26, 2010 were, as translated to U.S. dollars, less than 1% of total consolidated net assets. Accordingly, any translation gain or loss related to the Canadian operation would not be material.

Item 4. Controls and Procedures
     As of the end of the period covered by this quarterly report on Form 10-Q, an evaluation was carried out, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended). Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of June 26, 2010, to provide reasonable assurance that information required to be disclosed by the Company in reports that it filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.
     There were no significant changes in the Company’s internal controls over financial reporting during the Company’s fiscal quarter ended June 26, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Company
     The following table provides information regarding the Company’s purchases of its Common Stock during the period from March 28, 2010 to June 26, 2010, the Company’s second fiscal quarter:

			Total Number of Shares	Maximum Number of
			Purchased as Part of	Shares That May Yet
	Total Number of	Average Price Paid	Publicly Announced	Be Purchased Under
Fiscal Period	Shares Purchased	Per Share	Programs	the Programs
March 27, 2010				1,255,282
March 28, 2010 – April 24, 2010	—	$—	—	1,255,282
April 25, 2010 – May 22, 2010	137,410	$42.24	137,410	1,117,872
May 23, 2010 – June 26, 2010	372,652	$39.58	372,652	745,220

Total	510,062	$40.29	510,062

     On January 28, 2009, Landstar System, Inc. announced that it had been authorized by its Board of Directors to purchase up to 1,569,377 shares of its Common Stock from time to time in the open market and in privately negotiated transactions. No specific expiration date has been assigned to the January 28, 2009 authorization.

     During the twenty-six-week period ended June 26, 2010, Landstar paid dividends as follows:

Dividend Amount	Declaration	Record	Payment
per share	Date	Date	Date
$0.045	January 26, 2010	February 5, 2010	February 26, 2010
$0.045	April 13, 2010	May 6, 2010	May 28, 2010
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
Item 3. Defaults Upon Senior Securities
None.
Item 5. Other Information
None.
Item 6. Exhibits
The exhibits listed on the Exhibit Index are furnished as part of this quarterly report on Form 10-Q.

EXHIBIT INDEX
Registrant’s Commission File No.: 0-21238

Exhibit No.	Description

(31)	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002:

31.1 *	Chief Executive Officer certification, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Chief Financial Officer certification, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002:

32.1 **	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 **	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Schema Document

101.CAL**	XBRL Calculation Linkbase Document

101.LAB**	XBRL Labels Linkbase Document

101.PRE**	XBRL Presentation Linkbase Document

101.DEF**	XBRL Definition Linkbase Document

*	Filed herewith

**	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LANDSTAR SYSTEM, INC.
Date: July 30, 2010	/s/ Henry H. Gerkens
Henry H. Gerkens
Chairman, President and Chief Executive Officer

Date: July 30, 2010	/s/ James B. Gattoni
James B. Gattoni
Vice President and Chief Financial Officer