Form 10-Q
period 2010-09-25
LANDSTAR SYSTEM INC
filed 2010-10-29
CIK 853816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 25, 2010
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
     Yes ☐   No ☑
     The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of the close of business on October 17, 2010 was 49,119,836.

Index

PART I - Financial Information

Item 1. Financial Statements (unaudited)	Page 3

Consolidated Balance Sheets as of September 25, 2010 and December 26, 2009	Page 4

Consolidated Statements of Income for the Thirty Nine and Thirteen Weeks Ended September 25, 2010 and September 26, 2009	Page 5

Consolidated Statements of Cash Flows for the Thirty Nine Weeks Ended September 25, 2010 and September 26, 2009	Page 6

Consolidated Statement of Changes in Equity for the Thirty Nine Weeks Ended September 25, 2010	Page 7

Notes to Consolidated Financial Statements	Page 8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	Page 13

Item 3. Quantitative and Qualitative Disclosures About Market Risk	Page 23

Item 4. Controls and Procedures	Page 23

PART II - Other Information

Item 1. Legal Proceedings	Page 24

Item 1A. Risk Factors	Page 25

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	Page 25

Item 6. Exhibits	Page 26

Signatures	Page 28
EX - 31.1 Section 302 CEO Certification
EX - 31.2 Section 302 CFO Certification
EX - 32.1 Section 906 CEO Certification
EX - 32.2 Section 906 CFO Certification
EX - 101 Instance Document
EX - 101 Schema Document
EX - 101 Calculation Linkbase Document
EX - 101 Labels Linkbase Document
EX - 101 Presentation Linkbase Document
EX - 101 Definition Linkbase Document

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
     The interim consolidated financial statements contained herein reflect all adjustments (all of a normal, recurring nature) which, in the opinion of management, are necessary for a fair statement of the financial condition, results of operations, cash flows and changes in equity for the periods presented. They have been prepared in accordance with Rule 10-01 of Regulation S-X and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the thirty nine weeks ended September 25, 2010 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 25, 2010.
     These interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s 2009 Annual Report on Form 10-K.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)
(Unaudited)

	September 25,	December 26,
	2010	2009
ASSETS
Current assets
Cash and cash equivalents	$55,075	$85,719
Short-term investments	24,243	24,325
Trade accounts receivable, less allowance of $5,973 and $5,547	320,188	278,854
Other receivables, including advances to independent contractors, less allowance of $5,042 and $5,797	22,778	18,149
Deferred income taxes and other current assets	19,303	19,565

Total current assets	441,587	426,612

Operating property, less accumulated depreciation and amortization of $136,105 and $124,810	137,101	116,656
Goodwill	57,470	57,470
Other assets	77,482	48,054

Total assets	$713,640	$648,792

LIABILITIES AND EQUITY
Current liabilities
Cash overdraft	$22,497	$28,919
Accounts payable	146,707	121,030
Current maturities of long-term debt	23,488	24,585
Insurance claims	33,004	41,627
Other current liabilities	53,392	42,474

Total current liabilities	279,088	258,635

Long-term debt, excluding current maturities	103,643	68,313
Insurance claims	33,111	30,680
Deferred income taxes	21,261	23,013

Equity
Landstar System, Inc. and subsidiary shareholders’ equity
Common stock, $0.01 par value, authorized 160,000,000 shares, issued 66,517,400 and 66,255,358 shares	665	663
Additional paid-in capital	167,909	161,261
Retained earnings	822,452	766,040
Cost of 17,397,564 and 16,022,111 shares of common stock in treasury	(715,093)	(660,446)
Accumulated other comprehensive income	1,181	498

Total Landstar System, Inc. and subsidiary shareholders’ equity	277,114	268,016

Noncontrolling interest	(577)	135

Total equity	276,537	268,151

Total liabilities and equity	$713,640	$648,792

See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share amounts)
(Unaudited)

	Thirty Nine Weeks Ended		Thirteen Weeks Ended
	September 25,	September 26,	September 25,	September 26,
	2010	2009	2010	2009
Revenue	$1,812,635	$1,461,081	$622,826	$500,670
Investment income	1,069	954	495	279
Costs and expenses:
Purchased transportation	1,381,955	1,090,219	474,665	372,328
Commissions to agents	134,695	117,735	47,316	39,484
Other operating costs	21,952	21,749	6,448	6,911
Insurance and claims	37,609	29,056	11,480	10,257
Selling, general and administrative	114,886	99,690	41,070	33,078
Depreciation and amortization	18,444	17,414	6,456	6,213

Total costs and expenses	1,709,541	1,375,863	587,435	468,271

Operating income	104,163	86,172	35,886	32,678
Interest and debt expense	2,699	3,093	1,035	957

Income before income taxes	101,464	83,079	34,851	31,721
Income taxes	38,761	31,466	13,315	11,859

Net income	62,703	51,613	21,536	19,862
Less: Net loss attributable to noncontrolling interest	(712)	(214)	(266)	(214)

Net income attributable to Landstar System, Inc. and subsidiary	$63,415	$51,827	$21,802	$20,076

Earnings per common share attributable to Landstar System, Inc. and subsidiary	$1.27	$1.01	$0.44	$0.39

Diluted earnings per share attributable to Landstar System, Inc. and subsidiary	$1.27	$1.01	$0.44	$0.39

Average number of shares outstanding:
Earnings per common share	49,921,000	51,325,000	49,434,000	51,069,000

Diluted earnings per share	49,990,000	51,507,000	49,447,000	51,245,000

Dividends paid per common share	$0.1400	$0.1250	$0.0500	$0.0450

See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Thirty Nine Weeks Ended
	September 25,	September 26,
	2010	2009
OPERATING ACTIVITIES
Net income	$62,703	$51,613
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,444	17,414
Non-cash interest charges	164	164
Provisions for losses on trade and other accounts receivable	3,539	6,364
Losses (gains) on sales/disposals of operating property	570	(96)
Deferred income taxes, net	(1,592)	3,756
Stock-based compensation	3,567	3,747
Changes in operating assets and liabilities:
Decrease (increase) in trade and other accounts receivable	(49,502)	62,862
Decrease in other assets	323	4,736
Increase (decrease) in accounts payable	25,677	(12,635)
Increase (decrease) in other liabilities	10,582	(9,609)
Decrease in insurance claims	(6,192)	(117)

NET CASH PROVIDED BY OPERATING ACTIVITIES	68,283	128,199

INVESTING ACTIVITIES
Net change in other short-term investments	149	26,334
Sales and maturities of investments	31,145	10,032
Purchases of investments	(60,865)	(43,559)
Purchases of operating property	(25,474)	(2,276)
Proceeds from sales of operating property	948	654
Consideration paid for acquisitions	—	(14,888)

NET CASH USED BY INVESTING ACTIVITIES	(54,097)	(23,703)

FINANCING ACTIVITIES
Decrease in cash overdraft	(6,422)	(10,846)
Dividends paid	(7,003)	(6,419)
Proceeds from exercises of stock options	1,527	1,116
Excess tax benefit on stock option exercises	1,556	325
Borrowings on revolving credit facility	40,000	15,000
Purchases of common stock	(54,647)	(31,660)
Capital contribution for noncontrolling interest	—	1,375
Principal payments on long-term debt and capital lease obligations	(19,912)	(103,674)

NET CASH USED BY FINANCING ACTIVITIES	(44,901)	(134,783)

Effect of exchange rate changes on cash and cash equivalents	71	373

Decrease in cash and cash equivalents	(30,644)	(29,914)
Cash and cash equivalents at beginning of period	85,719	98,904

Cash and cash equivalents at end of period	$55,075	$68,990

See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
Thirty Nine Weeks Ended September 25, 2010
(Dollars in thousands)
(Unaudited)

	Landstar System, Inc. and Subsidiary Shareholders
							Accumulated
			Additional		Treasury Stock		Other	Non-
	Common Stock		Paid-In	Retained	at Cost		Comprehensive	controlling
	Shares	Amount	Capital	Earnings	Shares	Amount	Income	Interest	Total
Balance December 26, 2009	66,255,358	$663	$161,261	$766,040	16,022,111	$(660,446)	$498	$135	$268,151

Net income (loss)				63,415				(712)	62,703

Dividends paid ($0.14 per share)				(7,003)					(7,003)

Purchases of common stock					1,375,453	(54,647)			(54,647)

Stock-based compensation			3,567						3,567

Exercises of stock options and issuance of non-vested stock, including excess tax benefit	262,042	2	3,081						3,083

Foreign currency translation							71		71

Unrealized gain on available-for-sale investments, net of income taxes							612		612

Balance September 25, 2010	66,517,400	$665	$167,909	$822,452	17,397,564	$(715,093)	$1,181	$(577)	$276,537

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
(1) Share-based Payment Arrangements
     As of September 25, 2010, the Company had an employee stock option plan, an employee stock option and stock incentive plan (the “ESOSIP”), one stock option plan for members of its Board of Directors and a stock compensation plan for members of its Board of Directors (the “Directors Stock Compensation Plan”) (all together, the “Plans”). No further grants can be made under the employee stock option plan as its term for granting stock options has expired. In addition, no further grants are to be made under the stock option plan for members of the Board of Directors. Amounts recognized in the financial statements with respect to these Plans are as follows (in thousands):

	Thirty Nine Weeks Ended		Thirteen Weeks Ended
	September 25,	September 26,	September 25,	September 26,
	2010	2009	2010	2009
Total cost of the Plans during the period	$3,567	$3,747	$1,199	$1,177

Amount of related income tax benefit recognized during the period	906	923	285	273

Net cost of the Plans during the period	$2,661	$2,824	$914	$904

     The fair value of each option grant on its grant date was calculated using the Black-Scholes option pricing model with the following weighted average assumptions for grants made in the 2010 and 2009 thirty-nine-week periods:

	2010	2009
Expected volatility	37.0%	38.0%
Expected dividend yield	0.400%	0.400%
Risk-free interest rate	2.50%	1.50%
Expected lives (in years)	4.2	4.4
     The Company utilizes historical data, including exercise patterns and employee departure behavior, in estimating the term that options will be outstanding. Expected volatility was based on historical volatility and other factors, such as expected changes in volatility arising from planned changes to the Company’s business, if any. The risk-free interest rate was based on the yield of zero coupon U.S. Treasury bonds for terms that approximated the terms of the options granted. The weighted average grant date fair value of stock options granted during the thirty-nine-week periods ended September 25, 2010 and September 26, 2009 was $12.00 and $11.75, respectively.
     The following table summarizes information regarding the Company’s stock options granted under the Plans:

			Weighted Average
		Weighted Average	Remaining
	Number of	Exercise Price	Contractual	Aggregate Intrinsic
	Options	per Share	Term (years)	Value (000s)
Options outstanding at December 26, 2009	2,557,802	$36.86
Granted	225,250	$37.39
Exercised	(405,954)	$21.28
Forfeited	(56,867)	$43.06

Options outstanding at September 25, 2010	2,320,231	$39.49	6.7	$—

Options exercisable at September 25, 2010	954,181	$38.27	5.2	$38

     As of September 25, 2010, there were 1,650,313 stock options outstanding that were out-of-the-money based on that day’s per share closing market price of $38.31 as reported on the NASDAQ Global Select Market. The remaining 669,918 stock options outstanding as of September 25, 2010 that were in-the-money had an aggregate intrinsic value of $3,796,000. The total intrinsic value of stock options exercised during the thirty-nine-week periods ended September 25, 2010 and September 26, 2009 was $9,115,000 and $1,453,000, respectively.
     As of September 25, 2010, there was $10,602,000 of total unrecognized compensation cost related to non-vested stock options granted under the Plans. The unrecognized compensation cost related to these non-vested options is expected to be recognized over a weighted average period of 2.9 years.
     The fair value of each share of non-vested restricted stock issued under the Plans is based on the fair value of a share of the Company’s common stock on the date of grant.
     The following table summarizes information regarding the Company’s non-vested restricted stock under the Plans:

	Number of	Grant Date
	Shares	Fair Value
Non-vested restricted stock outstanding at December 26, 2009	11,500	$34.82
Granted	18,354	$42.41

Non-vested restricted stock outstanding at September 25, 2010	29,854	$39.49

     As of September 25, 2010, there was $944,000 of total unrecognized compensation cost related to non-vested shares of restricted stock granted under the Plans. The unrecognized compensation cost related to these non-vested shares of restricted stock is expected to be recognized over a weighted average period of 2.9 years.
     As of September 25, 2010, there were 128,469 shares of the Company’s common stock reserved for issuance under the Directors’ Stock Compensation Plan and 4,719,448 shares of the Company’s common stock reserved for issuance under the Company’s other plans.
(2) Income Taxes
     The provisions for income taxes for the 2010 and 2009 thirty-nine-week periods were based on estimated full year combined effective income tax rates of approximately 38.2% and 37.9%, respectively, which were higher than the statutory federal income tax rate primarily as a result of state taxes, the meals and entertainment exclusion and non-deductible stock-based compensation.
(3) Earnings Per Share
     Earnings per common share attributable to Landstar System, Inc. and subsidiary are based on the weighted average number of common shares outstanding. Diluted earnings per share attributable to Landstar System, Inc. and subsidiary are based on the weighted average number of common shares outstanding plus the incremental shares that would have been outstanding upon the assumed exercise of all dilutive stock options.
     The following table provides a reconciliation of the average number of common shares outstanding used to calculate earnings per share attributable to Landstar System, Inc. and subsidiary to the average number of common shares and common share equivalents outstanding used to calculate diluted earnings per share attributable to Landstar System, Inc. and subsidiary (in thousands):

	Thirty Nine Weeks Ended		Thirteen Weeks Ended
	September 25,	September 26,	September 25,	September 26,
	2010	2009	2010	2009
Average number of common shares outstanding	49,921	51,325	49,434	51,069
Incremental shares from assumed exercises of stock options	69	182	13	176

Average number of common shares and common share equivalents outstanding	49,990	51,507	49,447	51,245

     For the thirty-nine-week and thirteen-week periods ended September 25, 2010 there were 1,353,313 and 1,650,313, respectively, options outstanding to purchase shares of common stock excluded from the calculation of diluted earnings per share because they were antidilutive. For the thirty-nine-week and thirteen-week periods ended September 26, 2009 there were 2,000,747 and 1,897,747, respectively, options outstanding to purchase shares of common stock excluded from the calculation of diluted earnings per share because they were antidilutive.
(4) Additional Cash Flow Information
     During the 2010 thirty-nine-week period, Landstar paid income taxes and interest of $36,568,000 and $2,847,000, respectively. During the 2009 thirty-nine-week period, Landstar paid income taxes and interest of $22,349,000 and $3,437,000, respectively. Landstar acquired operating property by entering into capital leases in the amount of $14,145,000 and $12,284,000 in the 2010 and 2009 thirty-nine-week periods, respectively. During the 2010 thirty-nine-week period, the Company purchased $25,474,000 of operating property, including $21,135,000 for the purchase of the Company’s primary facility in Jacksonville, Florida.
(5) Segment Information
     The following tables summarize information about Landstar’s reportable business segments as of and for the thirty-nine-week and thirteen-week periods ended September 25, 2010 and September 26, 2009 (in thousands):

	Thirty Nine Weeks Ended
	September 25, 2010			September 26, 2009
	Transportation			Transportation
	Logistics	Insurance	Total	Logistics	Insurance	Total
External revenue	$1,787,107	$25,528	$1,812,635	$1,433,812	$27,269	$1,461,081
Investment income		1,069	1,069		954	954
Internal revenue		21,463	21,463		21,350	21,350
Operating income	88,460	15,703	104,163	62,227	23,945	86,172
Expenditures on long-lived assets	25,474		25,474	2,276		2,276
Goodwill	57,470		57,470	57,297		57,297

	Thirteen Weeks Ended
	September 25, 2010			September 26, 2009
	Transportation			Transportation
	Logistics	Insurance	Total	Logistics	Insurance	Total
External revenue	$614,273	$8,553	$622,826	$491,780	$8,890	$500,670
Investment income		495	495		279	279
Internal revenue		5,902	5,902		5,833	5,833
Operating income	31,108	4,778	35,886	25,731	6,947	32,678
Expenditures on long-lived assets	790		790	229		229
     In the thirty-nine-week period ended September 25, 2010, one customer accounted for approximately 11 percent of the Company’s revenue. In the thirteen-week period ended September 25, 2010, there were no customers who accounted for 10 percent or more of the Company’s revenue. In the thirty-nine-week and thirteen-week periods ended September 26, 2009, there were no customers who accounted for 10 percent or more of the Company’s revenue.
(6) Comprehensive Income

     The following table includes the components of comprehensive income attributable to Landstar System, Inc. and subsidiary for the thirty-nine-week and thirteen-week periods ended September 25, 2010 and September 26, 2009 (in thousands):

	Thirty Nine Weeks Ended		Thirteen Weeks Ended
	September 25,	September 26,	September 25,	September 26,
	2010	2009	2010	2009
Net income attributable to Landstar System, Inc. and subsidiary	$63,415	$51,827	$21,802	$20,076
Unrealized holding gains on available-for-sale investments, net of income taxes	612	439	486	197
Foreign currency translation gains	71	373	14	350

Comprehensive income attributable to Landstar System, Inc. and subsidiary	$64,098	$52,639	$22,302	$20,623

     The unrealized holding gain on available-for-sale investments during the 2010 thirty-nine-week period represents the mark-to-market adjustment of $948,000, net of related income taxes of $336,000. The unrealized holding gain on available-for-sale investments during the 2010 thirteen-week period represents the mark-to-market adjustment of $752,000, net of related income taxes of $266,000. The unrealized holding gain on available-for-sale investments during the 2009 thirty-nine-week period represents the mark-to-market adjustment of $680,000, net of related income taxes of $241,000. The unrealized holding gain on available-for-sale investments during the 2009 thirteen-week period represents the mark-to-market adjustment of $305,000, net of related income taxes of $108,000. The foreign currency translation gain represents the unrealized net gain on the translation of the financial statements of the Company’s Canadian operations. Accumulated other comprehensive income as reported as a component of equity at September 25, 2010 of $1,181,000 represents the unrealized net gain on the translation of the financial statements of the Company’s Canadian operations of $279,000 and the cumulative unrealized holding gains on available-for-sale investments, net of income taxes, of $902,000.
(7) Investments
     Investments include investment-grade bonds and mortgage-backed securities having maturities of up to five years (the “Bond Portfolio”). Bonds in the Bond Portfolio are reported as available-for-sale and are carried at fair value. Bonds maturing less than one year from the balance sheet date are included in short-term investments and bonds maturing more than one year from the balance sheet date are included in other assets in the consolidated balance sheets. Management has performed an analysis of the nature of the unrealized losses on available-for-sale investments to determine whether such losses are other-than-temporary. Unrealized losses, representing the excess of the purchase price of an investment over its fair value as of the end of a period, considered to be other-than-temporary are to be included as a charge in the statement of income while unrealized losses considered to be temporary are to be included as a component of equity. Investments whose values are based on quoted market prices in active markets are classified within Level 1. Investments that trade in markets that are not considered to be active, but are valued based on quoted market prices are classified within Level 2. As Level 2 investments include positions that are not traded in active markets, valuations may be adjusted to reflect illiquidity and/or non-transferability, which are generally based on available market information. Transfers between levels are recognized as of the beginning of the period. Fair value of the Bond Portfolio was determined using Level 1 inputs related to U.S. Treasury obligations and money market investments and Level 2 inputs related to investment-grade corporate bonds, mortgage-backed securities and direct obligations of U.S. government agencies.
     The amortized cost and fair values of available-for-sale investments are as follows at September 25, 2010 and December 26, 2009 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
September 25, 2010

Money market investments	$788			$788
Mortgage-backed securities	3,489	$92	$13	3,568
Corporate bonds and direct obligations of U.S. government agencies	64,082	1,342	33	65,391
U.S. Treasury obligations	11,780	9	—	11,789

Total	$80,139	$1,443	$46	$81,536

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 26, 2009

Corporate bonds and direct obligations of U.S. government agencies	$39,261	$668	$226	$39,703
U.S. Treasury obligations	11,489	6	—	11,495

Total	$50,750	$674	$226	$51,198

     For those available-for-sale investments with unrealized losses at September 25, 2010 and December 26, 2009, the following table summarizes the duration of the unrealized loss (in thousands):

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
September 25, 2010

Corporate bonds and direct obligations of U.S. government agencies	$348	$2	$7,423	$44	$7,771	$46

Mortgage-backed securities	234	13	—	—	234	13

Total	$582	$15	$7,423	$44	$8,005	$59

December 26, 2009

Corporate bonds and direct obligations of U.S. government agencies	$1,989	$10	$1,192	$216	$3,181	$226
(8) Commitments and Contingencies
     Short-term investments include $22,662,000 in current maturities of investment-grade bonds and money market investments and $1,581,000 of cash equivalents held by the Company’s insurance segment at September 25, 2010. These short-term investments together with $25,265,000 of the non-current portion of investment-grade bonds included in other assets at September 25, 2010 provide collateral for the $44,715,000 of letters of credit issued to guarantee payment of insurance claims. As of September 25, 2010, Landstar also had $33,699,000 of letters of credit outstanding under the Company’s credit agreement.
     Under the terms of the purchase agreement by which the Company acquired National Logistics Management Co. (“NLM”) in July 2009, Landstar agreed to pay additional purchase price contingent upon the achievement by NLM of certain levels of earnings through 2014. Landstar recently agreed with the prior owner of NLM to buy-out the Company’s contingent payment obligations for a total payment of $3,800,000. This one-time charge is included in selling, general and administrative costs in the thirty-nine-week and thirteen-week periods ended September 25, 2010.
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
     On March 29, 2007, the District Court denied the request by Plaintiffs for injunctive relief, entered a judgment in favor of the Defendants and issued written orders setting forth its rulings related to the decertification of the plaintiff class and other important elements of the Litigation relating to liability, injunctive relief and monetary relief. The Plaintiffs filed an appeal with the United States Court of Appeals for the Eleventh Circuit (the “Appellate Court”) of certain of the District Court’s rulings in favor of the Defendants. The Defendants asked the Appellate Court to affirm such rulings and filed a cross-appeal with the Appellate Court with respect to certain other rulings of the District Court. On September 3, 2008, the Appellate Court issued its initial ruling. Each of the parties to the Litigation subsequently filed a petition with the Appellate Court seeking rehearing of the Appellate Court’s ruling.

     On October 4, 2010, the Appellate Court denied each of the motions for rehearing, withdrew its initial ruling and substituted a new ruling in its place. The new ruling by the Appellate Court confirmed the absence of any violations alleged by the Plaintiffs of the federal leasing regulations with respect to the written terms of all leases currently in use between the Defendants and BCO Independent Contractors. In particular, the new ruling, among other things, held that (i) the Defendants are not prohibited by the applicable federal leasing regulations from charging administrative or other fees to BCO Independent Contractors in connection with voluntary programs offered by the Defendants through which a BCO Independent Contractor may purchase discounted products and services for a charge that is deducted against the amounts payable to the BCO Independent Contractor (a “Charge-back Deduction”), (ii) in the case of a Charge-back Deduction expressed as a flat-fee in the lease, the applicable federal leasing regulations do not require Defendants to do more than disclose the flat-fee Charge-back Deduction in the lease and follow up with settlement statements that explain the final amount charged back, (iii) the Plaintiffs are not entitled to restitution or disgorgement with respect to violations by Defendants of the applicable federal leasing regulations but instead may recover only actual damages, if any, which they sustained as a result of any such violations and (iv) the claims of BCO Independent Contractors may not be handled on a class action basis for purposes of determining the amount of actual damages, if any, they sustained as a result of any violations.
     However, the new ruling of the Appellate Court reversed the District Court’s ruling that an old version of the lease formerly used by Defendants but not in use with any current BCO Independent Contractor complied with applicable disclosure requirements under the federal leasing regulations with respect to adjustments to amounts payable to BCO Independent Contractors on certain loads sourced from the U. S. Department of Defense. The Appellate Court then remanded the case to the District Court to permit the Plaintiffs to seek injunctive relief with respect to this violation of the federal leasing regulations and to hold an evidentiary hearing to give the Named Plaintiffs an opportunity to produce evidence of any damages they actually sustained as a result of such violation.
     The Plaintiffs have filed a petition with the Appellate Court seeking rehearing en banc of the Appellate Court’s October 4, 2010 ruling.
     Although no assurances can be given with respect to the outcome of the Litigation, including any possible award of attorneys’ fees to the Plaintiffs, the Company believes that (i) no Plaintiff has sustained any actual damages as a result of any violations by the Defendants of the federal leasing regulations and (ii) injunctive relief, if any, that may be granted by the District Court on remand is unlikely to have a material adverse effect on the Company’s financial condition or results of operations.
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
     The transportation logistics segment provides a wide range of transportation services and supply chain solutions. Transportation services offered by the Company include truckload and less-than-truckload transportation, rail intermodal, air cargo, ocean cargo, expedited ground and air delivery of time-critical freight, heavy-haul/specialized, U.S.-Canada and U.S.-Mexico cross-border, project cargo and customs brokerage. Supply chain solutions are based on advanced technology solutions offered by the Company and include integrated multi-modal solutions, outsourced logistics, supply chain engineering and warehousing. Also, supply chain solutions can be delivered through a software-as-a-service model. Industries serviced by the transportation logistics segment include automotive products, paper, lumber and building products, metals, chemicals, foodstuffs, heavy machinery, retail, electronics, ammunition and explosives and military hardware. In addition, the transportation logistics segment provides transportation services to other transportation companies, including logistics and less-than-truckload service providers. Each of the independent commission sales agents has the opportunity to market all of the services provided by the transportation logistics segment. Freight transportation services are typically charged to customers on a per shipment basis for the physical transportation of freight. Supply chain solution customers are generally charged fees for the services provided. Revenue recognized by the transportation logistics segment when providing capacity to customers to haul their freight is referred to herein as “transportation services revenue” and revenue for freight management services recognized on a fee-for-service basis is referred to herein as “transportation management fees.” During the thirty nine weeks ended September 25, 2010, transportation services revenue hauled by BCO Independent Contractors, Truck Brokerage Carriers, rail intermodal, ocean cargo carriers and air cargo carriers represented 54%, 39%, 3%, 2%, and 1%, respectively, of the Company’s transportation logistics segment revenue. Transportation management fees represented 1% of the Company’s transportation logistics segment revenue in the thirty-nine-week period ended September 25, 2010.

     The insurance segment is comprised of Signature Insurance Company, a wholly owned offshore insurance subsidiary, and Risk Management Claim Services, Inc. This segment provides risk and claims management services to certain of Landstar’s operating subsidiaries. In addition, it reinsures certain risks of the Company’s BCO Independent Contractors and provides certain property and casualty insurance directly to certain of Landstar’s operating subsidiaries. Revenue, representing premiums on reinsurance programs provided to the Company’s BCO Independent Contractors, at the insurance segment represented approximately 1% of the Company’s total revenue for the thirty nine weeks ended September 25, 2010.
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
     While customer demand, which is subject to overall economic conditions, ultimately drives increases or decreases in revenue, the Company primarily relies on its independent commission sales agents to establish customer relationships and generate revenue opportunities. Management’s primary focus with respect to revenue growth is on revenue generated by independent commission sales agents who on an annual basis generate $1 million or more of Landstar revenue (“Million Dollar Agents”). Management believes future revenue growth is primarily dependent on its ability to increase both the revenue generated by Million Dollar Agents and the number of Million Dollar Agents through a combination of recruiting new agents and increasing the revenue opportunities generated by existing independent commission sales agents. During the 2009 fiscal year, 405 independent commission sales agents generated $1 million or more of Landstar’s revenue and thus qualified as Million Dollar Agents. During the 2009 fiscal year, the average revenue generated by a Million Dollar Agent was $4,292,000 and revenue generated by Million Dollar Agents in the aggregate represented 87% of consolidated Landstar revenue. The Company had 1,341 and 1,403 agent locations at September 25, 2010 and September 26, 2009, respectively.
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

	Thirty Nine Weeks Ended		Thirteen Weeks Ended
	September 25,	September 26,	September 25,	September 26,
	2010	2009	2010	2009
Revenue generated through (in thousands):

BCO Independent Contractors	$966,221	$840,391	$334,485	$289,726
Truck Brokerage Carriers	705,189	495,661	239,026	166,182
Rail intermodal	51,840	57,094	17,748	20,366
Ocean cargo carriers	34,045	25,459	13,210	7,941
Air cargo carriers	13,853	10,259	5,291	2,751
Other (1)	41,487	32,217	13,066	13,704

	$1,812,635	$1,461,081	$622,826	$500,670

Number of loads:

BCO Independent Contractors	624,270	561,840	203,500	196,840
Truck Brokerage Carriers	456,410	363,000	148,080	122,980
Rail intermodal	23,120	28,600	7,630	10,310
Ocean cargo carriers	4,930	3,920	1,820	1,330
Air cargo carriers	4,870	6,440	1,740	1,340

	1,113,600	963,800	362,770	332,800

	Thirty Nine Weeks Ended		Thirteen Weeks Ended
	September 25,	September 26,	September 25,	September 26,
	2010	2009	2010	2009
Revenue per load:

BCO Independent Contractors	$1,548	$1,496	$1,644	$1,472
Truck Brokerage Carriers	1,545	1,365	1,614	1,351
Rail intermodal	2,242	1,996	2,326	1,975
Ocean cargo carriers	6,906	6,495	7,258	5,971

Air cargo carriers	2,845	1,593	3,041	2,053

(1)	Includes premium revenue generated by the insurance segment and warehousing and transportation management fee revenue generated by the transportation logistics segment.
     Also critical to the Company’s success is its ability to secure capacity, particularly truck capacity, at rates that allow the Company to profitably transport customers’ freight. The following table summarizes available truck capacity providers:

	September 25, 2010	September 26, 2009
BCO Independent Contractors	7,893	8,070
Truck Brokerage Carriers:
Approved and active (1)	17,393	14,541
Other approved	9,490	10,576

	26,883	25,117

Total available truck capacity providers	34,776	33,187

Number of trucks provided by BCO Independent Contractors	8,481	8,655

(1)	Active refers to Truck Brokerage Carriers who moved at least one load in the 180 days immediately preceding the fiscal quarter end.
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
     Revenue less the cost of purchased transportation and commissions to agents is referred to as net revenue. Net revenue divided by revenue is referred to as net revenue margin. In general, net revenue margin on revenue hauled by BCO Independent Contractors represents a fixed percentage of revenue due to the terms of the applicable contracts with the Company that provide for the payment of a fixed percentage of revenue to both the BCO Independent Contractors and independent commission sales agents. For revenue hauled by Truck Brokerage Carriers, net revenue margin is either fixed or variable as a percent of revenue, depending on the Company’s contract with each individual independent commission sales agent. Under certain contracts with independent commission sales agents, the Company retains a fixed percentage of revenue and the agent retains the amount remaining less the cost of purchased transportation (the “retention contracts”). Net revenue margin on revenue hauled by rail intermodal, air cargo carriers, ocean cargo carriers and Truck Brokerage Carriers, other than under retention contracts, is variable in nature, as the Company’s contracts with independent commission sales agents provide commissions to agents at a contractually agreed upon percentage of gross profit. Approximately 74% of the Company’s revenue in the thirty-nine-week period ended September 25, 2010 had a fixed net revenue margin.
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
     The following table sets forth the percentage relationships of income and expense items to revenue for the periods indicated:

	Thirty Nine Weeks Ended		Thirteen Weeks Ended
	September 25,	September 26,	September 25,	September 26,
	2010	2009	2010	2009
Revenue	100.0%	100.0%	100.0%	100.0%
Investment income	0.1	0.1	0.1	0.1
Costs and expenses:
Purchased transportation	76.3	74.6	76.2	74.4
Commissions to agents	7.4	8.1	7.6	7.9
Other operating costs	1.2	1.5	1.0	1.4
Insurance and claims	2.1	2.0	1.9	2.1
Selling, general and administrative	6.4	6.8	6.6	6.6
Depreciation and amortization	1.0	1.2	1.0	1.2

Total costs and expenses	94.4	94.2	94.3	93.6

Operating income	5.7	5.9	5.8	6.5
Interest and debt expense	0.1	0.2	0.2	0.2

Income before income taxes	5.6	5.7	5.6	6.3
Income taxes	2.1	2.2	2.1	2.3

Net income	3.5%	3.5%	3.5%	4.0%

THIRTY NINE WEEKS ENDED SEPTEMBER 25, 2010 COMPARED TO THIRTY NINE WEEKS ENDED SEPTEMBER 26, 2009
     Revenue for the 2010 thirty-nine-week period was $1,812,635,000, an increase of $351,554,000, or 24.1%, compared to the 2009 thirty-nine-week period. Revenue increased $353,295,000, or 24.6%, at the transportation logistics segment. The increase in revenue at the transportation logistics segment was primarily attributable to a 16% increase in the number of loads hauled and a higher revenue per load of approximately 7%. The increase in the number of loads hauled was generally attributable to improved industrial production in the U.S.

during 2010 and the impact of market share gains from agents recruited during 2010 and 2009. The increase in revenue per load was generally attributable to increased demand and tightening capacity. Revenue hauled by BCO Independent Contractors, Truck Brokerage Carriers, air cargo carriers and ocean cargo carriers increased 15%, 42%, 35% and 34%, respectively, while revenue hauled by rail intermodal carriers decreased 9%. Included in the 2010 and 2009 thirty-nine-week periods was $15,592,000 and $4,764,000, respectively, of transportation management fees related to NLM. The number of loads in the 2010 period hauled by BCO Independent Contractors, Truck Brokerage Carriers and ocean cargo carriers increased 11%, 26% and 26%, respectively, compared to the 2009 period, while the number of loads hauled by rail intermodal carriers and air cargo carriers decreased 19% and 24%, respectively, over the same period. Revenue per load for loads hauled by BCO Independent Contractors, Truck Brokerage Carriers, rail intermodal carriers, air cargo carriers and ocean cargo carriers increased approximately 3%, 13%, 12%, 79% and 6%, respectively, compared to the 2009 period.
     Investment income at the insurance segment was $1,069,000 and $954,000 in the 2010 and 2009 thirty-nine-week periods, respectively. The increase in investment income was primarily due to increased average investments held by the insurance segment in the 2010 period.
     Purchased transportation was 76.3% and 74.6% of revenue in the 2010 and 2009 thirty-nine-week periods, respectively. The increase in purchased transportation as a percentage of revenue was primarily attributable to increased revenue hauled by Truck Brokerage Carriers, which tends to have a higher cost of purchased transportation, and increased rates of purchased transportation paid to Truck Brokerage Carriers. Commissions to agents were 7.4% of revenue in the 2010 period and 8.1% of revenue in the 2009 period. The decrease in commissions to agents as a percentage of revenue was primarily attributable to decreased gross profit on revenue hauled by Truck Brokerage Carriers. Other operating costs were 1.2% and 1.5% of revenue in the 2010 and 2009 periods, respectively. The decrease in other operating costs as a percentage of revenue was primarily attributable to the effect of increased revenue in the 2010 period, partly offset by an increase of $954,000 in other operating costs attributable to the Acquired Entities in the 2010 period compared to the 2009 period. The increase in other operating costs of the Acquired Entities was primarily due to the results of the Acquired Entities being included in the Company’s results for the complete thirty-nine-week period of 2010 compared to only thirteen weeks in 2009. Insurance and claims were 2.1% of revenue in the 2010 period and 2.0% of revenue in the 2009 period. The increase in insurance and claims as a percentage of revenue was primarily due to favorable development of prior year claims reported in 2009. Selling, general and administrative costs were 6.4% of revenue in the 2010 period and 6.8% of revenue in the 2009 period. The decrease in selling, general and administrative costs as a percentage of revenue was primarily attributable to the effect of increased revenue and a decreased provision for customer bad debt, partially offset by a $10,193,000 provision for bonuses under the Company’s incentive compensation programs in the 2010 period compared to no provision in the 2009 period and an increase of $12,454,000 of selling, general and administrative costs attributable to the Acquired Entities in the 2010 period compared to the 2009 period. The increase in selling, general and administrative costs of the Acquired Entities was primarily due to the results of the Acquired Entities being included in the Company’s results for the complete thirty-nine-week period of 2010 compared to only thirteen weeks in 2009. Under the terms of the purchase agreement by which the Company acquired NLM in July 2009, Landstar agreed to pay additional purchase price contingent upon the achievement by NLM of certain levels of earnings through 2014. Landstar recently agreed with the prior owner of NLM to buy-out the Company’s contingent payment obligations for a total payment of $3,800,000. This one-time charge is included in selling, general and administrative costs in the thirty-nine-week period ended September 25, 2010. Included in selling, general and administrative costs in the 2009 period was $2,005,000 of one-time costs related to the acquisitions of the Acquired Entities. Depreciation and amortization was 1.0% of revenue in the 2010 period compared with 1.2% in the 2009 period. The decrease in depreciation and amortization as a percentage of revenue was primarily due to the effect of increased revenue, partially offset by amortization of intangible assets attributable to the Acquired Entities.
     Interest and debt expense was 0.1% of revenue in the 2010 thirty-nine-week period, compared to 0.2% in the 2009 period. The decrease in interest and debt expense as a percentage of revenue was primarily attributable to the effect of increased revenue and lower average capital lease obligations.
     The provisions for income taxes for the 2010 and 2009 thirty-nine-week periods were based on estimated full year combined effective income tax rates of approximately 38.2% and 37.9%, respectively, which were higher than the statutory federal income tax rate primarily as a result of state taxes, the meals and entertainment exclusion and non-deductible stock compensation expense. The increase in the effective income tax rate was primarily attributable to recognition of benefits relating to several uncertain tax positions for which the applicable statute of limitations passed in the 2009 third quarter.
     The net loss attributable to noncontrolling interest of $712,000 and $214,000 in the 2010 and 2009 thirty-nine-week periods, respectively, represent the noncontrolling investor’s 25 percent share of the net losses incurred by A3i.

     Net income attributable to the Company was $63,415,000, or $1.27 per common share ($1.27 per diluted share), in the 2010 thirty-nine-week period compared to $51,827,000, or $1.01 per common share ($1.01 per diluted share), in the 2009 thirty-nine-week period. Included in the 2010 thirty-nine-week period was a one-time charge of $3,800,000 related to the buy-out of the Company’s contingent payment obligations to the prior owner of NLM. The one-time charge of $3,800,000, net of related income taxes, decreased 2010 thirty-nine-week period net income attributable to the Company by $2,348,000, or $0.05 per common share ($0.05 per diluted share).
THIRTEEN WEEKS ENDED SEPTEMBER 25, 2010 COMPARED TO THIRTEEN WEEKS ENDED SEPTEMBER 26, 2009
     Revenue for the 2010 thirteen-week period was $622,826,000, an increase of $122,156,000, or 24.4%, compared to the 2009 thirteen-week period. Revenue increased $122,493,000, or 24.9%, at the transportation logistics segment. The increase in revenue at the transportation logistics segment was primarily attributable to a 9% increase in the number of loads hauled and a higher revenue per load of approximately 15%. The increase in the number of loads hauled was generally attributable to improved industrial production in the U.S. during 2010 and the impact of market share gains from agents recruited during 2010 and 2009. The increase in revenue per load was generally attributable to increased demand and tightening capacity. Revenue hauled by BCO Independent Contractors, Truck Brokerage Carriers, air cargo carriers and ocean cargo carriers increased 15%, 44%, 92% and 66%, respectively, while revenue hauled by rail intermodal carriers decreased 13%. Included in the 2010 and 2009 thirteen-week periods was $4,381,000 and $4,764,000, respectively, of transportation management fees related to the Acquired Entities. The number of loads in the 2010 period hauled by BCO Independent Contractors, Truck Brokerage Carriers, air cargo carriers and ocean cargo carriers increased 3%, 20%, 30% and 37%, respectively, compared to the 2009 period, while the number of loads hauled by rail intermodal carriers decreased 26% over the same period. Revenue per load for loads hauled by BCO Independent Contractors, Truck Brokerage Carriers, rail intermodal carriers, air cargo carriers and ocean cargo carriers increased approximately 12%, 19%, 18%, 48% and 22%, respectively, compared to the 2009 period.
     Investment income at the insurance segment was $495,000 and $279,000 in the 2010 and 2009 thirteen-week periods, respectively. The increase in investment income was primarily due to an increased rate of return on investments and increased average investments held by the insurance segment in the 2010 period.
     Purchased transportation was 76.2% and 74.4% of revenue in the 2010 and 2009 thirteen-week periods, respectively. The increase in purchased transportation as a percentage of revenue was primarily attributable to increased revenue hauled by Truck Brokerage Carriers, which tends to have a higher cost of purchased transportation, and increased rates of purchased transportation paid to Truck Brokerage Carriers. Commissions to agents were 7.6% of revenue in the 2010 period and 7.9% of revenue in the 2009 period. The decrease in commissions to agents as a percentage of revenue was primarily attributable to decreased gross profit on revenue hauled by Truck Brokerage Carriers. Other operating costs were 1.0% and 1.4% of revenue in the 2010 and 2009 periods, respectively. The decrease in other operating costs as a percentage of revenue was primarily attributable to the effect of increased revenue in the 2010 period and a decrease of $814,000 of other operating costs of the Acquired Entities in the 2010 period compared to the 2009 period. Insurance and claims were 1.9% of revenue in the 2010 period and 2.1% of revenue in the 2009 period. The decrease in insurance and claims as a percentage of revenue was primarily due to the effect of increased Truck Brokerage Carrier volume as a percent of total volume, which tends to have a lower claims risk profile, and decreased severity of commercial trucking claims in the 2010 period, partially offset by favorable development of prior year claims reported in 2009. Selling, general and administrative costs were 6.6% of revenue in both the 2010 and 2009 periods. Included in selling, general and administrative costs in the 2010 period was a one-time charge of $3,800,000 related to the buyout of the Company’s contingent payment obligations to the prior owner of NLM and a $3,777,000 provision for incentive compensation. No such provision for incentive compensation was reported in the 2009 period. Depreciation and amortization was 1.0% of revenue in the 2010 period, compared with 1.2% of revenue in the 2009 period. The decrease in depreciation and amortization as a percentage of revenue was primarily due to the effect of increased revenue.
     Interest and debt expense was 0.2% of revenue in each of the 2010 and 2009 thirteen-week periods.
     The provisions for income taxes for the 2010 and 2009 thirteen-week periods were based on estimated full year combined effective income tax rates of approximately 38.2% and 37.4%, respectively, which were higher than the statutory federal income tax rate primarily as a result of state taxes, the meals and entertainment exclusion and non-deductible stock compensation expense. The increase in the effective income tax rate was primarily attributable to recognition of benefits relating to several uncertain tax positions for which the applicable statute of limitations passed in the 2009 third quarter.
     The net loss attributable to noncontrolling interest of $266,000 and $214,000 in the 2010 and 2009 thirteen-week periods, respectively, represents the noncontrolling investor’s 25 percent share of the net losses incurred by A3i.

     Net income attributable to the Company was $21,802,000, or $0.44 per common share ($0.44 per diluted share), in the 2010 thirteen-week period. Net income attributable to the Company was $20,076,000, or $0.39 per common share ($0.39 per diluted share), in the 2009 thirteen-week period. Included in the 2010 thirteen-week period was a one-time charge of $3,800,000 related to the buyout of the Company’s contingent payment obligations to the prior owner of NLM. The one-time charge of $3,800,000, net of related income taxes, decreased 2010 thirteen-week period net income attributable to the Company by $2,348,000, or $0.05 per common share ($0.05 per diluted share).
CAPITAL RESOURCES AND LIQUIDITY
     Equity was $276,537,000, or 69% of total capitalization (defined as long-term debt including current maturities plus equity), at September 25, 2010, compared to $268,151,000, or 74% of total capitalization, at December 26, 2009. The increase in equity was primarily a result of net income and the effect of the exercises of stock options during the period, partially offset by the purchase of 1,375,453 shares of the Company’s common stock at a total cost of $54,647,000 and dividends paid by the Company.
     The Company paid $0.14 per share, or $7,003,000, in cash dividends during the thirty-nine-week period ended September 25, 2010. It is the intention of the Board of Directors to continue to pay a quarterly dividend. On August 23, 2010, Landstar System, Inc. announced that it had been authorized by its Board of Directors to purchase up to an additional 2,000,000 shares of its common stock from time to time in the open market and in privately negotiated transactions. As of September 25, 2010, the Company may purchase up to an additional 2,000,000 shares of its common stock under its authorized stock purchase program. Long-term debt, including current maturities, was $127,131,000 at September 25, 2010, $34,233,000 higher than at December 26, 2009.
     Working capital and the ratio of current assets to current liabilities were $162,499,000 and 1.6 to 1, respectively, at September 25, 2010, compared with $167,977,000 and 1.6 to 1, respectively, at December 26, 2009. Landstar has historically operated with current ratios within the range of 1.5 to 1 to 2.0 to 1. Cash provided by operating activities was $68,283,000 in the 2010 thirty-nine-week period compared with $128,199,000 in the 2009 thirty-nine-week period. The decrease in cash flow provided by operating activities was primarily attributable to the increase in customer receivables related to the significant revenue growth experienced in 2010.
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
     At September 25, 2010, the Company had $33,699,000 of letters of credit outstanding under the Credit Agreement. At September 25, 2010, there was $111,301,000 available for future borrowings under the Credit Agreement. In addition, the Company has $44,715,000 in letters of credit outstanding, as collateral for insurance claims, that are secured by investments totaling $49,508,000. Investments, all of which are carried at fair value, consist of investment-grade bonds having maturities of up to five years and money market investments. Fair value of investments is based primarily on quoted market prices.
     Historically, the Company has generated sufficient operating cash flow to meet its debt service requirements, fund continued growth, both internal and through acquisitions, complete or execute share purchases of its common stock under authorized share purchase programs, pay dividends and meet working capital needs. As a non-asset based provider of transportation services and supply chain solutions, the Company’s annual capital requirements for operating property are generally for trailing equipment and management information services equipment. In addition, a significant portion of the trailing equipment used by the Company is provided by third party capacity providers, thereby reducing the Company’s capital requirements. During the 2010 thirty-nine-week period, the Company purchased $25,474,000 of operating property, including $21,135,000 for the purchase of the Company’s primary facility in Jacksonville, Florida, and acquired $14,145,000 of trailing equipment by entering into capital leases. Landstar anticipates purchasing approximately $1,000,000 in operating property, primarily new trailing equipment to replace older trailing equipment, and information technology equipment during the remainder of fiscal year 2010 either by purchase or lease financing.
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
     On March 29, 2007, the District Court denied the request by Plaintiffs for injunctive relief, entered a judgment in favor of the Defendants and issued written orders setting forth its rulings related to the decertification of the plaintiff class and other important elements of the Litigation relating to liability, injunctive relief and monetary relief. The Plaintiffs filed an appeal with the United States Court of Appeals for the Eleventh Circuit (the “Appellate Court”) of certain of the District Court’s rulings in favor of the Defendants. The Defendants asked the Appellate Court to affirm such rulings and filed a cross-appeal with the Appellate Court with respect to certain other rulings of the District Court. On September 3, 2008, the Appellate Court issued its initial ruling. Each of the parties to the Litigation subsequently filed a petition with the Appellate Court seeking rehearing of the Appellate Court’s ruling.
     On October 4, 2010, the Appellate Court denied each of the motions for rehearing, withdrew its initial ruling and substituted a new ruling in its place. The new ruling by the Appellate Court confirmed the absence of any violations alleged by the Plaintiffs of the federal leasing regulations with respect to the written terms of all leases currently in use between the Defendants and BCO Independent Contractors. In particular, the new ruling, among other things, held that (i) the Defendants are not prohibited by the applicable federal leasing regulations from charging administrative or other fees to BCO Independent Contractors in connection with voluntary programs offered by the Defendants through which a BCO Independent Contractor may purchase discounted products and services for a charge that is deducted against the compensation payable to the BCO Independent Contractor (a “Charge-back Deduction”), (ii) in the case of a Charge-back Deduction expressed as a flat-fee in the lease, the applicable federal leasing regulations do not require Defendants to do more than disclose the flat-fee Charge-back Deduction in the lease and follow up with settlement statements that explain the final amount charged back, (iii) the Plaintiffs are not entitled to restitution or disgorgement with respect to violations by Defendants of the applicable federal leasing regulations but instead may recover only actual damages, if any, which they sustained as a result of any such violations and (iv) the claims of BCO Independent Contractors may not be handled on a class action basis for purposes of determining the amount of actual damages, if any, they sustained as a result of any violations.
     However, the new ruling of the Appellate Court reversed the District Court’s ruling that an old version of the lease formerly used by Defendants but not in use with any current BCO Independent Contractor complied with applicable disclosure requirements under the federal leasing regulations with respect to adjustments to compensation payable to BCO Independent Contractors on certain loads sourced from the U. S. Department of Defense. The Appellate Court then remanded the case to the District Court to permit the Plaintiffs to seek injunctive relief with respect to this violation of the federal leasing regulations and to hold an evidentiary hearing to give the Named Plaintiffs an opportunity to produce evidence of any damages they actually sustained as a result of such violation.
     The Plaintiffs have filed a petition with the Appellate Court seeking rehearing en banc of the Appellate Court’s October 4, 2010 ruling.
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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
     The allowance for doubtful accounts for both trade and other receivables represents management’s estimate of the amount of outstanding receivables that will not be collected. In 2009, the Company experienced a higher level of customer bad debt expense than typically experienced in the past. Management believes this resulted from the difficult economic environment experienced by the Company’s customers. Historically, management’s estimates for uncollectible receivables have been materially correct. Although management believes the amount of the allowance for both trade and other receivables at September 25, 2010 is appropriate, a prolonged period of low or no economic growth may adversely affect the collection of these receivables. Conversely, a more robust economic environment may result in the realization of some portion of the estimated uncollectible receivables.
     Landstar provides for the estimated costs of self-insured claims primarily on an actuarial basis. The amount recorded for the estimated liability for claims incurred is based upon the facts and circumstances known on the applicable balance sheet date. The ultimate resolution of these claims may be for an amount greater or less than the amount estimated by management. The Company continually revises its existing claim estimates as new or revised information becomes available on the status of each claim. Historically, the Company has experienced both favorable and unfavorable development of prior years’ claims estimates. During the 2010 thirty-nine-week period, insurance and claims costs included $1,634,000 of unfavorable adjustments to prior years’ claims estimates. During the 2009 thirty-nine-week period, insurance and claims costs included $5,586,000 of favorable adjustments to prior years’ claims estimates. It is reasonably likely that the ultimate outcome of settling all outstanding claims will be more or less than the estimated claims reserve at September 25, 2010.
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
     The Company tests for impairment of goodwill at least annually based on a two-step impairment test. The first step compares the fair value of each reporting unit with its carrying amount, including goodwill. Fair value of each reporting unit is estimated using a discounted cash flow model and market approach. The model includes a number of significant assumptions and estimates including future cash flows and discount rates. If the carrying amount exceeds fair value under the first step of the impairment test, then the second step is performed to measure the amount of any impairment loss. The goodwill impairment test is typically performed in the fourth quarter of each fiscal year and when changes in circumstances indicate an impairment event may have occurred. It has been approximately one year since the Company completed the acquisitions of the Acquired Entities. Therefore, during the second quarter of 2010, the Company tested the goodwill of the Acquired Entities. Only the first step of the impairment test was required as the estimated fair value of this reporting unit significantly exceeded its carrying value.
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
SEASONALITY
     Landstar’s operations are subject to seasonal trends common to the trucking industry. Results of operations for the quarter ending in March are typically lower than the quarters ending June, September and December. The results of operations in the fourth quarter have been more volatile than any other quarter over the past five years.
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
     Borrowings under the Credit Agreement bear interest at rates equal to, at the option of the Company, either (i) the greater of (a) the prime rate as publicly announced from time to time by JPMorgan Chase Bank, N.A. and (b) the federal funds effective rate plus .5%, or, (ii) the rate at the time offered to JPMorgan Chase Bank, N.A. in the Eurodollar market for amounts and periods comparable to the relevant loan plus, in either case, a margin that is determined based on the level of the Company’s Leverage Ratio, as defined in the Credit Agreement. As of September 25, 2010, the weighted average interest rate on borrowings outstanding was 1.14%. During the third quarters of 2010 and 2009, the average borrowings outstanding under the Credit Agreement were approximately $73,732,000 and $12,800,000, respectively. Based on the borrowing rates in the Credit Agreement and the repayment terms, the fair value of the outstanding borrowings as of September 25, 2010 was estimated to approximate carrying value. Assuming that debt levels on the Credit Agreement remain at $80,000,000, the balance at September 25, 2010, a hypothetical increase of 100 basis points in current rates provided for under the Credit Agreement is estimated to result in an increase in interest expense of $800,000 on an annualized basis.
     Long-term investments, all of which are available-for-sale, consist of investment-grade bonds and mortgage-backed securities having maturities of up to five years. Assuming that the long-term portion of investments in bonds and mortgage-backed securities remains at $58,874,000, the balance at September 25, 2010, a hypothetical increase or decrease in interest rates of 100 basis points would not have a material impact on future earnings on an annualized basis. The balance of the long-term portion of investments in bonds at September 26, 2009 was $30,358,000. Short-term investments consist of short-term investment-grade instruments and the current maturities of investment-grade bonds. Accordingly, any future interest rate risk on these short-term investments would not be material.
     Assets and liabilities of the Company’s Canadian operations are translated from their functional currency to U.S. dollars using exchange rates in effect at the balance sheet date and revenue and expense accounts are translated at average monthly exchange rates during the period. Adjustments resulting from the translation process are included in accumulated other comprehensive income. Transactional gains and losses arising from receivable and payable balances, including intercompany balances, in the normal course of business that are denominated in a currency other than the functional currency of the applicable operation are recorded in the statements of income when they occur. The net assets held at the Company’s Canadian subsidiary at September 25, 2010 were, as translated to U.S. dollars, less than 1% of total consolidated net assets. Accordingly, any translation gain or loss related to the Canadian operation would not be material.
Item 4. Controls and Procedures
     As of the end of the period covered by this quarterly report on Form 10-Q, an evaluation was carried out, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the

Securities Exchange Act of 1934, as amended). Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of September 25, 2010, to provide reasonable assurance that information required to be disclosed by the Company in reports that it filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.
     There were no significant changes in the Company’s internal controls over financial reporting during the Company’s fiscal quarter ended September 25, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
     On March 29, 2007, the District Court denied the request by Plaintiffs for injunctive relief, entered a judgment in favor of the Defendants and issued written orders setting forth its rulings related to the decertification of the plaintiff class and other important elements of the Litigation relating to liability, injunctive relief and monetary relief. The Plaintiffs filed an appeal with the United States Court of Appeals for the Eleventh Circuit (the “Appellate Court”) of certain of the District Court’s rulings in favor of the Defendants. The Defendants asked the Appellate Court to affirm such rulings and filed a cross-appeal with the Appellate Court with respect to certain other rulings of the District Court. On September 3, 2008, the Appellate Court issued its initial ruling. Each of the parties to the Litigation subsequently filed a petition with the Appellate Court seeking rehearing of the Appellate Court’s ruling.
     On October 4, 2010, the Appellate Court denied each of the motions for rehearing, withdrew its initial ruling and substituted a new ruling in its place. The new ruling by the Appellate Court confirmed the absence of any violations alleged by the Plaintiffs of the federal leasing regulations with respect to the written terms of all leases currently in use between the Defendants and BCO Independent Contractors. In particular, the new ruling, among other things, held that (i) the Defendants are not prohibited by the applicable federal leasing regulations from charging administrative or other fees to BCO Independent Contractors in connection with voluntary programs offered by the Defendants through which a BCO Independent Contractor may purchase discounted products and services for a charge that is deducted against the compensation payable to the BCO Independent Contractor (a “Charge-back Deduction”), (ii) in the case of a Charge-back Deduction expressed as a flat-fee in the lease, the applicable federal leasing regulations do not require Defendants to do more than disclose the flat-fee Charge-back Deduction in the lease and follow up with settlement statements that explain the final amount charged back, (iii) the Plaintiffs are not entitled to restitution or disgorgement with respect to violations by Defendants of the applicable federal leasing regulations but instead may recover only actual damages, if any, which they sustained as a result of any such violations and (iv) the claims of BCO Independent Contractors may not be handled on a class action basis for purposes of determining the amount of actual damages, if any, they sustained as a result of any violations.

     However, the new ruling of the Appellate Court reversed the District Court’s ruling that an old version of the lease formerly used by Defendants but not in use with any current BCO Independent Contractor complied with applicable disclosure requirements under the federal leasing regulations with respect to adjustments to compensation payable to BCO Independent Contractors on certain loads sourced from the U. S. Department of Defense. The Appellate Court then remanded the case to the District Court to permit the Plaintiffs to seek injunctive relief with respect to this violation of the federal leasing regulations and to hold an evidentiary hearing to give the Named Plaintiffs an opportunity to produce evidence of any damages they actually sustained as a result of such violation.
     The Plaintiffs have filed a petition with the Appellate Court seeking rehearing en banc of the Appellate Court’s October 4, 2010 ruling.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Company
     The following table provides information regarding the Company’s purchases of its Common Stock during the period from June 27, 2010 to September 25, 2010, the Company’s third fiscal quarter:

			Total Number of Shares	Maximum Number of
			Purchased as Part of	Shares That May Yet
	Total Number of	Average Price Paid	Publicly Announced	Be Purchased Under
Fiscal Period	Shares Purchased	Per Share	Programs	the Programs
June 26, 2010				745,220
June 27, 2010 - July 24, 2010	—	$—	—	745,220
July 25, 2010 - August 21, 2010	745,220	$39.70	745,220	—
August 22, 2010 - Sept. 25, 2010	—	$—	—	2,000,000

Total	745,220	$39.70	745,220

     On January 28, 2009, Landstar System, Inc. announced that it had been authorized by its Board of Directors to purchase up to 1,569,377 shares of its Common Stock from time to time in the open market and in privately negotiated transactions. During its 2010 third quarter, the Company completed the purchase of shares authorized for purchase under this program. On August 23, 2010, Landstar System, Inc. announced that it had been authorized by its Board of Directors to purchase up to an additional 2,000,000 shares of its common stock from time to time in the open market and in privately negotiated transactions. As of September 25, 2010, the Company may purchase 2,000,000 shares of its common stock under this authorization. No specific expiration date has been assigned to the August 23, 2010 authorization.
     During the thirty-nine-week period ended September 25, 2010, Landstar paid dividends as follows:

Dividend Amount	Declaration	Record	Payment
Per Share	Date	Date	Date
$0.045	January 26, 2010	February 5, 2010	February 26, 2010
$0.045	April 13, 2010	May 6, 2010	May 28, 2010
$0.050	July 13, 2010	August 9, 2010	August 27, 2010
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
Item 3. Defaults Upon Senior Securities
None.
Item 5. Other Information
None.
Item 6. Exhibits
The exhibits listed on the Exhibit Index are furnished as part of this quarterly report on Form 10-Q.

EXHIBIT INDEX
Registrant’s Commission File No.: 0-21238

Exhibit No.		Description

(31)		Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002:

31.1	*	Chief Executive Officer certification, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Chief Financial Officer certification, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)		Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002:

32.1	**	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	**	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	**	XBRL Instance Document

101.SCH	**	XBRL Schema Document

101.CAL	**	XBRL Calculation Linkbase Document

101.LAB	**	XBRL Labels Linkbase Document

101.PRE	**	XBRL Presentation Linkbase Document

101.DEF	**	XBRL Definition Linkbase Document

*	Filed herewith

**	Furnished herewith

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LANDSTAR SYSTEM, INC.
Date: October 29, 2010	/s/ Henry H. Gerkens
Henry H. Gerkens
Chairman, President and Chief Executive Officer

Date: October 29, 2010	/s/ James B. Gattoni
James B. Gattoni
Vice President and Chief Financial Officer