Form 10-K
period 2010-12-25
LANDSTAR SYSTEM INC
filed 2011-02-23
CIK 853816

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 25, 2010
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant was $2,003,998,000 (based on the per share closing price on June 26, 2010, the last business day of the Company’s second fiscal quarter, as reported on the NASDAQ Global Select Market). In making this calculation, the registrant has assumed, without admitting for any purpose, that all directors and executive officers of the registrant, and no other persons, are affiliates.

The number of shares of the registrant’s common stock, par value $0.01 per share (the “Common Stock”), outstanding as of the close of business on January 28, 2011 was 47,866,941.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following document are incorporated by reference in this Form 10-K as indicated herein:

Part of 10-K
into Which
Document	Incorporated

Proxy Statement relating to Landstar System, Inc.’s Annual Meeting of Stockholders scheduled to be held on May 26, 2011	Part III

LANDSTAR SYSTEM, INC.

2010 ANNUAL REPORT ON FORM 10-K

EX — 31.1	Section 302 CEO Certification
EX — 31.2	Section 302 CFO Certification
EX — 32.1	Section 906 CEO Certification
EX — 32.2	Section 906 CFO Certification
EX — 101	Instance Document
EX — 101	Schema Document
EX — 101	Calculation Linkbase Document
EX — 101	Labels Linkbase Document
EX — 101	Presentation Linkbase Document
EX — 101	Definition Linkbase Document
EX-3.2
EX-10.13
EX-21.1
EX-23.1
EX-24.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I

Item 1.	Business

General

Landstar System, Inc. was incorporated in January 1991 under the laws of the State of Delaware. It acquired all of the capital stock of its predecessor, Landstar System Holdings, Inc. (“LSHI”) on March 28, 1991. Landstar System, Inc. has been a publicly held company since its initial public offering in March 1993. LSHI owns directly or indirectly all of the common stock of Landstar Ranger, Inc. (“Landstar Ranger”), Landstar Inway, Inc. (“Landstar Inway”), Landstar Ligon, Inc. (“Landstar Ligon”), Landstar Gemini, Inc. (“Landstar Gemini”), Landstar Transportation Logistics, Inc. (“Landstar Transportation Logistics”), Landstar Global Logistics, Inc. (“Landstar Global Logistics”), Landstar Express America, Inc. (“Landstar Express America”), Landstar Canada Holdings, Inc. (“LCHI”), Landstar Canada, Inc. (“Landstar Canada”), Landstar Contractor Financing, Inc. (“LCFI”), Risk Management Claim Services, Inc. (“RMCS”), Landstar Supply Chain Solutions, Inc. (“LSCS”), National Logistics Management Co. (“NLM”) and Signature Insurance Company (“Signature”). As of the end of the 2010 fiscal year, LSCS owned 100% of the non-voting, preferred interests and 75% of the voting, common equity interests in A3i Acquisition, LLC (“A3i Acquisition”). LSCS purchased the remaining 25% of the voting, common equity interests in A3i Acquisition, LLC in January 2011. A3 Integration, LLC (“A3i”) is a wholly-owned subsidiary of A3i Acquisition. Landstar Ranger, Landstar Inway, Landstar Ligon, Landstar Gemini, Landstar Transportation Logistics, Landstar Global Logistics, Landstar Express America, NLM, A3i and Landstar Canada are collectively herein referred to as Landstar’s “Operating Subsidiaries.” Landstar System, Inc., LSHI, LCFI, RMCS, LCHI, LSCS, A3i Acquisition, Signature and the Operating Subsidiaries are collectively referred to herein as “Landstar” or the “Company,” unless the context otherwise requires. The Company’s principal executive offices are located at 13410 Sutton Park Drive South, Jacksonville, Florida 32224 and its telephone number is (904) 398-9400. The Company makes available free of charge through its website its annual report on Form 10-K, quarterly reports on Form 10-Q, proxy and current reports on Form 8-K as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission (“SEC”). The Company’s website is www.landstar.com. The SEC maintains a website at http://www.sec.gov that contains the Company’s current and periodic reports, proxy and information statements and other information filed electronically with the SEC.

In the Company’s 2009 fiscal third quarter, the Company completed the acquisitions of (i) NLM (together with a limited liability company and certain corporate subsidiaries and affiliates) and (ii) A3i through A3i Acquisition, an entity in which the Company owns 100% of the non-voting, preferred interests and, from the date of acquisition to January 2011, 75% of the voting, common equity interests. A3i is a wholly-owned subsidiary of A3i Acquisition. LSCS purchased the remaining 25% of the voting, common equity interests in A3i Acquisition, LLC in January 2011. These two acquisitions are referred to herein collectively as the “Recent Acquisitions.” NLM is a non-asset based third-party logistics provider which utilizes proprietary technology to manage transportation services for shippers and provides software-as-a-service technology to customers to perform their own transportation execution management. A3i operates as a software-as-a-service business which utilizes proprietary technology from a third party as well as its own internally developed technology to offer supply chain systems integration and solutions to large and small shippers, including transportation order management, shipment planning and optimization, rate management, transportation sourcing, in-transit visibility and shipment execution.

Description of Business

Landstar is a non-asset based provider of freight transportation services and supply chain solutions. The Company offers shippers services across multiple transportation modes, with the ability to arrange for individual shipments of freight to enterprise-wide solutions to manage all of a shipper’s transportation and logistics needs. The Company provides services to shippers principally throughout the United States and Canada, between the United States, Canada and Mexico, and, to a lesser extent, in other countries around the world. These business services emphasize safety, information coordination and customer service and are delivered through a network of independent commission sales agents and third party capacity providers linked together by a series of information technology systems which are provided and coordinated by the Company.

Landstar markets its freight transportation services and supply chain solutions primarily through independent commission sales agents. Landstar’s independent commission sales agents enter into contractual arrangements with the Company and are primarily responsible for locating freight, making that freight available to Landstar’s third party capacity providers and coordinating the transportation of the freight with customers and third party capacity providers. The Company’s third party capacity providers consist of independent contractors who provide truck capacity to the Company under exclusive lease arrangements (the “BCO Independent Contractors”), unrelated trucking companies who provide truck capacity to the Company under non-exclusive contractual arrangements (the “Truck Brokerage Carriers”), air cargo carriers, ocean cargo carriers, railroads and independent warehouse capacity providers (“Warehouse Capacity Owners”). Through its network of employees, agents and capacity providers linked together by Landstar’s information technology systems, Landstar operates a transportation services and supply chain solutions business primarily throughout North America with revenue of $2.4 billion during the most recently completed fiscal year. The Company reports the results of two operating segments: the transportation logistics segment and the insurance segment.

Transportation Logistics Segment

The transportation logistics segment provides a wide range of transportation services and supply chain solutions. Transportation services offered by the Company include truckload and less-than-truckload transportation, rail intermodal, air cargo, ocean cargo, expedited ground and air delivery of time-critical freight, heavy-haul/specialized, U.S.-Canada and U.S.-Mexico cross-border, project cargo and customs brokerage. Supply chain solutions are based on advanced technology solutions offered by the Company and include integrated multi-modal solutions, outsourced logistics, supply chain engineering and warehousing. Also, supply chain solutions can be delivered through a software-as-a-service model. Industries serviced by the transportation logistics segment include automotive products, paper, lumber and building products, metals, chemicals, foodstuffs, heavy machinery, retail, electronics, ammunition and explosives and military hardware. In addition, the transportation logistics segment provides transportation services to other transportation companies, including logistics and less-than-truckload service providers. Each of the independent commission sales agents has the opportunity to market all of the services provided by the transportation logistics segment. Freight transportation services are typically charged to customers on a per shipment basis for the physical transportation of freight. Supply chain solution customers are generally charged fees for the services provided. Revenue recognized by the transportation logistics segment when providing capacity to customers to haul their freight is referred to herein as “transportation services revenue” and revenue for freight management services recognized on a fee-for-service basis is referred to herein as “transportation management fees.” See “Notes to Consolidated Financial Statements” for revenues from external customers, measure of profit or loss and total assets attributable to the Transportation Logistics Segment for the last three fiscal years.

Truck Services.  The transportation logistics segment’s truckload services include a full array of truckload transportation for a wide range of commodities, much of which are transported over irregular or non-repetitive routes. The Company utilizes a broad assortment of specialized equipment, including dry and specialty vans of various sizes, unsided trailers (including flatbeds, drop decks and light specialty trailers), temperature-controlled vans and containers. Available truckload services also include short-to-long haul movement of containers by truck and expedited ground and dedicated power-only truck capacity. During fiscal year 2010, revenue hauled by BCO Independent Contractors and Truck Brokerage Carriers was 54% and 39%, respectively, of total transportation logistics segment revenue. The Company’s truck services contributed 92% of total revenue in fiscal year 2010.

Rail Intermodal Services.  The transportation logistics segment has contracts with all of the Class 1 domestic and Canadian railroads, certain short-line railroads and all major asset-based intermodal equipment providers, including agreements with stacktrain operators and container and trailing equipment companies. In addition, the transportation logistics segment has contracts with a vast network of local trucking companies that handle pick-up and delivery of rail freight. These contracts provide the transportation logistics segment the ability to transport freight via rail throughout the United States, Canada and Mexico. The transportation logistics segment’s rail intermodal service capabilities include trailer on flat car, container on flat car, box car and railcar. The transportation logistics segment’s rail intermodal services contributed 3% of total revenue in fiscal year 2010.

Air and Ocean Services.  The transportation logistics segment has contracts with domestic and international airlines and ocean lines. These contracts give the transportation logistics segment the capability to provide international ocean and air services to its customers. The transportation logistics segment executes international freight transportation as an IATA certified Indirect Air Carrier (IAC) and Federal Maritime Commission (FMC) licensed non-vessel operating common carrier (NVOCC). The transportation logistics segment also provides international freight transportation solutions as a licensed freight forwarder. Through its network of independent commission sales agents and relationships within a global network of foreign freight forwarders, the transportation logistics segment provides efficient and cost effective door-to-door transportation to most points in the world for a vast array of cargo types such as over sized break bulk, consolidations, full container loads and refrigerated. The transportation logistics segment’s air and ocean services contributed 3% of total revenue in fiscal year 2010.

Advanced Technology Solutions.  The transportation logistics segment offers customers technology-based supply chain solutions and other value-added services on a fee-for-service basis. Service capabilities include logistics order management, shipment planning and optimization, rate management, transportation sourcing, in-transit visibility and shipment execution. Supply chain solutions offered by the Company can be managed by the Company through its transportation services offerings or can be utilized by shippers as a software-as-a-service offering, in which the shipper manages its carriers and executes its own shipments utilizing the Company’s technology. The transportation logistics segment’s transportation management fee services contributed 1% of total revenue in fiscal year 2010.

Warehousing Services.  The transportation logistics segment’s warehouse offering provides customers with nationwide access to available warehouse capacity utilizing a network of independently owned and operated regional warehouse facilities linked by a single warehouse information technology application without Landstar owning or leasing facilities or hiring employees to work at warehouses.

Insurance Segment

The insurance segment is comprised of Signature, a wholly owned offshore insurance subsidiary, and RMCS. This segment provides risk and claims management services to certain of Landstar’s Operating Subsidiaries. In addition, it reinsures certain risks of the Company’s BCO Independent Contractors and provides certain property and casualty insurance directly to certain of Landstar’s Operating Subsidiaries. Revenue, representing premiums on reinsurance programs provided to the Company’s BCO Independent Contractors, at the insurance segment represented approximately 1% of total revenue in fiscal year 2010. See “Notes to Consolidated Financial Statements” for revenues from external customers, measure of profit or loss and total assets attributable to the Insurance Segment for the last three fiscal years.

Factors Significant to the Company’s Operations

Management believes the following factors are particularly significant to the Company’s operations:

Agent Network

The Company’s primary day-to-day contact with its customers is through its network of independent commission sales agents and not typically through employees of the Company. The typical Landstar independent commission sales agent maintains a relationship with a number of shippers and services these shippers utilizing the Company’s network of information technology systems and the various modes of transportation made available through the Company’s network of third party capacity providers. The Company provides assistance to the agents in developing additional relationships with shippers and enhancing agent and Company relationships with larger shippers through the Company’s field employees, located throughout the United States and, to a lesser degree, in Canada. The Operating Subsidiaries emphasize programs to support the agents’ operations and to provide guidance on establishing pricing parameters for freight hauled by the various modes of transportation available to the agents. It is important to note that Operating Subsidiaries contract directly with customers and generally assume the credit risk and liability for freight losses or damages.

Management believes the Company has more independent commission sales agents than any other non-asset based transportation and logistics services company. Landstar’s vast network of independent commission sales agent locations provides the Company regular contact with shippers at the local level and the capability to be highly responsive to shippers’ changing needs. The Company’s large fleet of available capacity, as further described below, provides the agent network the resources needed to service both large and small shippers. Through its agent network, the Company offers smaller shippers a level of service comparable to that typically enjoyed only by larger customers. Examples include the ability to provide transportation services on short notice (often within hours of notification to time of pick-up), multiple pick-up and delivery points, electronic data interchange capability and access to specialized equipment. In addition, a number of the Company’s agents specialize in certain types of freight and transportation services (such as oversized or heavy loads). Each independent commission sales agent has the opportunity to market all of the services provided by the transportation logistics segment.

The independent commission sales agents use a variety of proprietary and third party information technology applications, depending on the mode of transportation, provided by the Company to service the requirements of shippers. For truck services, the Company’s independent commission sales agents use Landstar proprietary software which enables agents to enter available freight, dispatch capacity and process most administrative procedures and then communicate that information to Landstar and its capacity providers via the internet. The Company’s web-based available truck information system provides a listing of available truck capacity to the Company’s independent commission sales agents. For other modes, the independent commission sales agents utilize mostly third party information technology applications provided by the Company.

Commissions to agents are based on contractually agreed-upon percentages of revenue or net revenue, defined as revenue less the cost of purchased transportation, or net revenue less a contractually agreed upon percentage of revenue retained by Landstar. Commissions to agents as a percentage of consolidated revenue will vary directly with fluctuations in the percentage of consolidated revenue generated by the various modes of transportation, transportation management fees and the insurance segment and with changes in net revenue on services provided by Truck Brokerage Carriers, rail intermodal carriers, air cargo carriers and ocean cargo carriers. Commissions to agents are recognized upon the completion of freight delivery.

The Company reported 468 and 405 agents who generated at least $1 million each in Landstar revenue during 2010 and 2009, respectively. The Landstar revenue from the 468 and 405 agents who generated at least $1.0 million each in Landstar revenue represented 89% and 87% of total Landstar revenue in 2010 and 2009, respectively. During 2010, one agent generated approximately $216,000,000, or 9%, of Landstar’s total revenue, but contributed less than 1% of Landstar’s gross profit, defined as revenue less the cost of purchased transportation and commissions to agents. Historically, the Company has experienced very low turnover among its agents who annually generate Landstar revenue of $1 million or more. Management believes that the majority of the agents who annually generate Landstar revenue of $1 million or more choose to represent the Company exclusively.

Transportation Capacity

The Company relies exclusively on independent third parties for its hauling capacity other than for a portion of the Company’s available trailing equipment owned or leased by the Company and utilized primarily by the BCO Independent Contractors. These third party transportation capacity providers consist of BCO Independent Contractors, Truck Brokerage Carriers, air and ocean cargo carriers and railroads. Landstar’s use of capacity provided by third parties allows it to maintain a lower level of capital investment, resulting in lower fixed costs. During the most recently completed fiscal year, revenue hauled by BCO Independent Contractors, Truck Brokerage Carriers and rail intermodal, air and ocean cargo carriers represented 54%, 39%, 3%, 1% and 2%, respectively, of the Company’s transportation logistics segment revenue. Transportation management fees represented 1% of the transportation logistics segment revenue in the most recently completed fiscal year. Historically, the gross profit margin (defined as gross profit divided by revenue) generated from freight hauled by BCO Independent Contractors has been greater than that from freight hauled by other third party capacity providers. However, the Company’s insurance and claims costs and other operating costs are incurred primarily in support of the BCO Independent Contractor capacity. In addition, as further described in the “Corporate Services” section that follows, the Company incurs significantly higher selling, general and administrative costs in support of the BCO Independent Contractor capacity as compared to the other modes of transportation. Purchased transportation costs are recognized upon the completion of freight delivery.

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

The Company’s BCO Independent Contractors are compensated based on a fixed percentage of the revenue generated from the freight they haul. This percentage generally ranges from 62% to 73% where the BCO Independent Contractor provides only a tractor and 73% to 75% where the BCO Independent Contractor provides both a tractor and a trailer. The BCO Independent Contractor must pay substantially all of the expenses of operating his/her equipment, including driver wages and benefits, fuel, physical damage insurance, maintenance, highway use taxes and debt service, if applicable. The Company passes 100% of fuel surcharges billed to customers for freight hauled by BCO Independent Contractors to its BCO Independent Contractors. During 2010, the Company billed customers $194.0 million in fuel surcharges and passed 100% of such fuel surcharges to the BCO Independent Contractors. These fuel surcharges are excluded from revenue.

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

The number of trucks provided to the Company by BCO Independent Contractors was 8,452 at December 25, 2010, compared to 8,519 at December 26, 2009. At December 25, 2010, 96% of the trucks provided by BCO Independent Contractors were provided by BCO Independent Contractors who provided 5 or fewer trucks to the Company. The number of trucks provided by BCO Independent Contractors fluctuates daily as a result of truck recruiting and truck terminations. Trucks recruited were lower in 2010 than in 2009, and trucks terminated were also lower in 2010 compared to 2009, resulting in a net loss of 67 trucks during 2010. Landstar’s truck turnover was approximately 31% in 2010 compared to 41% in 2009. Approximately 40% of this turnover was attributable to BCO Independent Contractors who had been with the Company for less than one year. Management believes that factors that have historically favorably impacted turnover include the Company’s extensive agent network, available freight, the Company’s programs to reduce the operating costs of its BCO Independent Contractors and Landstar’s reputation for quality, service and reliability.

Truck Brokerage Carriers.  At December 25, 2010, the Company maintained a database of over 27,000 approved Truck Brokerage Carriers who provide truck hauling capacity to the Company. Truck Brokerage Carriers provide truck capacity to the Company under non-exclusive contractual arrangements and each operates under their own DOT-issued motor carrier operating authority. Truck Brokerage Carriers are paid either a negotiated rate for each load they haul or a contractually agreed-upon amount per load. The Company recruits, qualifies, establishes contracts with, tracks safety ratings and service records of and generally maintains the relationships with these third party trucking companies. In addition to providing additional capacity to the Company, the use of Truck Brokerage Carriers enables the Company to pursue different types and quality of freight such as temperature-controlled, short-haul traffic and less-than-truckload and, in certain instances, lower-priced freight that generally would not be handled by the Company’s BCO Independent Contractors.

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

Third Party Rail Intermodal, Air and Ocean.  The Company has contracts with all of the Class 1 domestic and Canadian railroads and certain short-line railroads and contracts with domestic and international airlines and ocean lines. These relationships allow the Company to pursue the freight best serviced by these forms of transportation capacity. Railroads and air and ocean cargo carriers are generally paid a contractually fixed amount per load. The Company also contracts with other third party capacity providers, such as air charter service providers, when required by specific customer needs.

Warehouse Capacity

The Company has contracts with Warehouse Capacity Owners throughout the United States. The services available to the Company’s customers provided from the warehouse capacity network include storage, order fulfillment, repackaging, labeling, inventory consolidations, sub-assembly and temperature and climate options. In general, Warehouse Capacity Owners are paid a fixed percentage of the gross revenue for storage and services provided through their warehouse. Warehouse storage and services revenue is reported net of the amount earned by the Warehouse Capacity Owner. Historically, warehousing services have not been a significant contributor to revenue or earnings. However, management believes that this service offering and relationships with Warehouse Capacity Owners provide the Company with additional transportation services opportunities.

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

The following table illustrates the diversity of the trailing equipment as of December 25, 2010, either provided by the BCO Independent Contractors or owned or leased by the Company and made available primarily to BCO Independent Contractors. In general, Truck Brokerage Carriers utilize their own trailing equipment when providing transportation services on behalf of Landstar. Truck Brokerage Carrier trailing equipment is not included in the following table:

Trailers by Type

Vans	9,576
Flatbeds, including step decks, drop decks and low boys	3,437
Temperature-controlled	71

Total	13,084

At December 25, 2010, 8,487 of the trailers available to the BCO Independent Contractors were owned by the Company and 282 were rented by the Company under short-term rental arrangements. In addition, at December 25, 2010, 4,315 trailers were provided by the BCO Independent Contractors.

Customers

The Company’s customer base is highly diversified and dispersed across many industries, commodities and geographic regions. The Company’s top 100 customers accounted for approximately 49% and 51%,

respectively, of the Company’s revenue during fiscal 2010 and 2009. Management believes that the Company’s overall size, technological applications, geographic coverage, access to equipment and diverse service capability offer the Company significant competitive marketing and operating advantages. These advantages allow the Company to meet the needs of even the largest shippers. Larger shippers often consider reducing the number of authorized carriers they use in favor of a small number of “core carriers,” such as the Company, whose size and diverse service capabilities enable these core carriers to satisfy most of the shippers’ transportation needs. The Company’s national account customers include the United States Department of Defense and many of the companies included in the Fortune 500. Large shippers are also using third party logistics providers (“3PLs”) to outsource the management and coordination of their transportation needs. The Company’s supply chain solutions services provide shippers the opportunity to outsource the management and coordination of their transportation needs and provide these shippers the opportunity to utilize the significant amount of capacity available from the Company. 3PL’s and other transportation companies also utilize the Company’s transportation capacity to satisfy their obligations to their shippers. There were nine transportation service providers, including 3PLs, included in the Company’s top 25 customers for the fiscal year ended December 25, 2010. Management believes the Company’s network of agents and third party capacity providers allows it to efficiently attract and service smaller shippers which may not be as desirable to other large transportation providers (see above under “Agent Network”). No customer accounted for more than 10% of the Company’s 2010 revenue.

Technology

Management believes leadership in the development and application of information systems technology is an ongoing part of providing high quality service at competitive prices. The Company continues to focus on identifying, purchasing or developing and implementing software applications which are designed to improve its operational and administrative efficiency, assist its independent commission sales agents in sourcing capacity and pricing transportation services, assist customers in meeting their supply chain needs and assist its third party capacity providers in identifying desirable freight. Landstar focuses on providing transportation services and supply chain solutions which emphasize customer service and information coordination among its independent commission sales agents, customers and capacity providers. In 2009, the Company completed two separate acquisitions of companies that each offer customers technology based supply chain solutions and other value added services. The services provided by these acquired companies along with Landstar’s existing capabilities provide the Company with the ability to offer customers complete enterprise solutions and compete in the freight management segment of the transportation industry. Landstar intends to continue to purchase or develop appropriate systems and technologies that offer integrated transportation and logistics solutions to meet the total needs of its customers.

The Company’s information technology systems used in connection with its operations are located in Jacksonville, Florida and, to a lesser extent, in Rockford, Illinois and Southfield, Michigan. In addition, the Company utilizes several third-party data centers throughout the U.S. Landstar relies, in the regular course of its business, on the proper operation of its information technology systems.

Corporate Services

The Company provides many administrative support services to its network of independent commission sales agents, third party capacity providers and customers. Management believes that the technological applications purchased or developed and maintained by the Company and its administrative support services provide operational and financial advantages to the independent commission sales agents, third party capacity providers and customers. These, in turn, enhance the operational and financial efficiency of all aspects of the network.

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

For the fiscal year ended and as of December 25, 2010, the Company maintains insurance for liabilities attributable to commercial trucking accidents with third party insurance companies for each and every occurrence in an amount in excess of the Company’s $5,000,000 self insured retention. Historically, the Company has relied on a limited number of third party insurance companies to provide insurance coverage for commercial trucking claims in excess of specific per occurrence limits, up to various maximum amounts. The premiums proposed by the third party insurance companies providing coverage for commercial trucking liability insurance up to the Company’s self-insured retention amounts have typically exceeded the Company’s cost of claims. In an attempt to manage the cost of insurance and claims, the Company has historically increased or decreased the level of its financial exposure to commercial trucking claims on a per occurrence basis by increasing or decreasing its level of self-insured retention based on the estimated cost differential between proposed premiums from the third-party insurance companies and actuarial estimates of the cost of commercial trucking claims at various levels of self-insured retention.

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

Interstate motor carrier operations are subject to safety requirements prescribed by the FMCSA. Each driver, whether a BCO Independent Contractor or Truck Brokerage Carrier, is required to have a commercial driver’s license and may be subject to mandatory drug and alcohol testing. The FMCSA’s commercial driver’s license and drug and alcohol testing requirements have not adversely affected the Company’s ability to source the capacity necessary to meet its customers’ transportation needs.

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

Employees

As of December 25, 2010, the Company and its subsidiaries employed 1,353 individuals. Approximately 14 Landstar Ranger drivers (out of a Company total of 8,452 drivers for BCO Independent Contractors) are members of the International Brotherhood of Teamsters. The Company considers relations with its employees to be good.

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

Dependence on third party insurance companies.  As noted above in Item 1, “Business — Factors Significant to the Company’s Operations — Self-Insured Claims,” the Company is dependent on a limited number of third party insurance companies to provide insurance coverage in excess of its self-insured retention amounts. Historically, the Company has maintained insurance coverage for commercial trucking claims in excess of specific per occurrence limits, up to various maximum amounts, with a limited number of third party insurance companies. The premiums proposed by the third party insurance companies providing coverage for commercial trucking liability insurance up to the Company’s self-insured retention amounts have typically exceeded the Company’s cost of claims. In an attempt to manage the cost of insurance and claims, the Company has historically increased or decreased the level of its financial exposure to commercial trucking claims on a per occurrence basis by increasing or decreasing its level of self-insured retention based on the estimated cost differential between proposed premiums from the third-party insurance companies and actuarial estimates of the cost of commercial trucking claims at various levels of self-insured retention. No assurance can be given that the Company’s cost of commercial trucking claims that may be incurred up to its self-insured retention amount will not exceed the aggregate cost of the premiums that would have been charged by third party insurance companies had such insurance companies provided coverage in lieu of all or a portion of the Company’s self-insured retention. Moreover, no assurance can be given that should the Company seek to decrease the level of its financial exposure to commercial trucking claims by decreasing the level of its self-insured retention and correspondingly increase the amount of coverage from third party insurers, that such coverage would not become more expensive in the future and/or otherwise be available on commercially reasonable terms.

Dependence on independent commission sales agents.  As noted above in Item 1, “Business — Factors Significant to the Company’s Operations — Agent Network,” the Company markets its services primarily through independent commission sales agents. During 2010, 468 agents generated revenue for Landstar of at least $1 million each, or approximately 89% of Landstar’s consolidated revenue. Although the Company competes with motor carriers and other third parties for the services of these independent commission sales agents, Landstar has historically experienced very limited agent turnover among its larger-volume agents. However, Landstar’s contracts with its agents are typically terminable upon 10 to 30 days’ notice by either party and generally restrict the ability of a former agent to compete with Landstar for a specific period of time following any such termination. The loss of some of the Company’s key agents could have a material adverse effect on Landstar, including its results of operations and revenue. Further, during 2010, one agent generated approximately $216,000,000, or 9%, of Landstar’s total revenue, but contributed less than 1% of Landstar’s gross profit. The Company anticipates that there will be a significant decrease in the revenue generated by this agency in 2011, which could have a significant effect on the revenue of the Company in 2011, and in particular the revenue of the Company in any or all of the first three quarters of the fiscal year. Additionally, a significant decrease in volume generated by other large Landstar agents could also have a material adverse effect on Landstar, including its results of operations and revenue.

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

Substantial industry competition.  As noted above in Item 1, “Business — Factors Significant to the Company’s Operations — Competition,” Landstar competes primarily in the transportation and logistics services industry. The transportation and logistics services industry is extremely competitive and fragmented. Landstar competes primarily with truckload carriers, intermodal transportation service providers, railroads, less-than-truckload carriers, third party logistics companies and other non-asset based transportation and logistics service providers. Management believes that competition for the freight transported by the Company is based on service, efficiency and freight rates, which are influenced significantly by the economic environment, particularly the amount of available transportation capacity and freight demand. Historically, competition has created downward pressure on freight rates. In addition, many large shippers are using third party logistics providers (“3PLs”) other than the Company to outsource the management and coordination of their transportation needs rather than directly arranging for transportation services with carriers. Usage by large shippers of 3PLs often provides carriers, such as the Company, with a less direct relationship with the shipper and, as a result, may increase pressure on freight rates while making it more difficult for the Company to compete primarily based on service and efficiency. A decrease in freight rates could have a material adverse effect on Landstar, including its revenue and operating income.

Disruptions or failures in the Company’s computer systems.  As noted above in Item 1, “Business — Factors Significant to the Company’s Operations — Technology,” the Company’s information technology systems used in connection with its operations are located in Jacksonville, Florida and to a lesser extent in Rockford, Illinois and Southfield, Michigan. In addition, the Company utilizes several third-party data centers throughout the U.S. Landstar relies in the regular course of its business on the proper operation of its information technology systems to link its extensive network of customers, agents and third party capacity providers, including its BCO Independent Contractors. Although the Company has redundant systems for its critical operations, any significant disruption or failure of its technology systems or those of third-party data centers on which it relies could significantly disrupt the Company’s operations and impose significant costs on the Company.

Dependence on key vendors.  As described above under “Dependence on third party insurance companies” and “Disruptions or failures in the Company’s computer systems”, the Company is dependent on certain vendors, including third party insurance companies, third party data center providers, third party information technology application providers and third party payment system providers. Any significant disruption to or termination of a relationship with one of these key vendors could disrupt the Company’s operations and impose significant costs on the Company.

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

The Company classifies all of its BCO Independent Contractors and independent commission sales agents as independent contractors for all purposes, including employment tax and employee benefits. There can be no assurance that legislative, judicial, or regulatory (including tax) authorities will not introduce proposals or assert interpretations of existing rules and regulations that would change the employee/independent contractor classification of BCO Independent Contractors or independent commission sales agents currently doing business with the Company. Although management believes that there are no proposals currently pending that would significantly change the employee/independent contractor classification of BCO Independent Contractors or independent commission sales agents currently doing business with the Company, the costs associated with potential changes, if any, with respect to these BCO Independent Contractor and independent commission sales agent classifications could have a material adverse effect on Landstar, including its results of operations and financial condition if Landstar were unable to pass through to its customers the full amount of such higher transportation costs.

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

In December 2010, the FMCSA initiated its Compliance Safety Accountability (CSA) motor carrier oversight program (formerly Comprehensive Safety Analysis 2010). The Company believes the intent is to improve regulatory oversight of motor carriers and commercial drivers using a safety measurement system methodology that is fundamentally different from the methodology that the FMCSA had historically relied upon. In particular, the Company believes CSA could have a significant effect on the number of approved Truck Brokerage Carriers who provide truck hauling capacity to the Company. However, the Company does not anticipate that CSA will have a significant effect on the aggregate number of trucks made available to the Company by its approved Truck Brokerage Carriers. The FMCSA has also proposed changes to the hours of service regulations which govern the work hours of commercial drivers and introduced other proposed regulatory changes that would generally affect the operations of commercial motor carriers and truck operators across the United States. For example, the FMCSA has recently proposed regulations that would require licensed motor carriers to operate with electronic on board recorders (EOBRs) in their vehicles. It is difficult to predict which and in what form any of these proposed regulations may be implemented. In addition, recent focus on climate change and related environmental matters has led to efforts by federal and local governmental agencies to support legislation to limit the amount of carbon emissions, including emissions created by diesel engines utilized in tractors operated by the Company’s BCO Independent Contractors and Truck Brokerage Carriers. Increased regulation on emissions created by diesel engines could create substantial costs on the Company’s third-party capacity providers and, in turn, increase the cost of purchased transportation to the Company. An increase in purchased transportation cost caused by new regulations without a corresponding increase in price to the customer could have a material adverse effect on Landstar, including its results of operations and financial condition.

Catastrophic loss of a Company facility.  The Company faces the risk of a catastrophic loss of the use of all or a portion of its facilities located in Jacksonville, Florida, Rockford, Illinois and Southfield, Michigan due to hurricanes, flooding, tornados, other weather conditions, natural disasters, terrorist attacks or otherwise. The Company’s corporate headquarters and approximately two-thirds of the Company’s employees are located in its Jacksonville, Florida facility. In particular, a significant hurricane that impacts the Jacksonville, Florida metropolitan area could significantly disrupt the Company’s operations and impose significant costs on the Company.

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

Acquired businesses.  On July 2, 2009, the Company completed the Recent Acquisitions. See “Business — General.” NLM’s business is heavily dependent on the automotive industry which has been very volatile in the past few years. As of the time of its acquisition by the Company, A3i was a startup company with no customers under contract. A3i licenses its principal software technology from an unaffiliated third party. The Company’s strategic initiatives of the Recent Acquisitions are to increase freight transportation opportunities by diversifying NLM into industries other than the domestic automotive industry and to identify and engage customers to utilize A3i’s supply chain solutions technology. The Company makes no assurance that the Company will be able to successfully achieve its strategic initiatives as it relates to the Recent Acquisitions. If the Company fails to do so, or if the Company does so but at a greater cost than anticipated, or if NLM and A3i experience earnings growth significantly below those anticipated, the Company’s financial results may be adversely affected.

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

The Company owns or leases various properties in the U.S. for the Company’s operations and administrative staff that support its independent commission sales agents, BCO Independent Contractors and other third party capacity providers. The transportation logistics segment’s primary facilities are located in Jacksonville, Florida, Rockford, Illinois and Southfield, Michigan. In addition, the Company’s corporate headquarters are located in Jacksonville, Florida. The Jacksonville, Florida and Rockford, Illinois facilities are owned by the Company, and the Southfield, Michigan facility is leased. Management believes that Landstar’s owned and leased properties are adequate for its current needs and that leased properties can be retained or replaced at an acceptable cost.

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

On December 8, 2010, the Appellate Court denied the Plaintiffs’ petition seeking rehearing en banc of the Appellate Court’s October 4, 2010 ruling. The Defendants anticipate that the Plaintiffs will petition the United States Supreme Court to seek to further appeal all or a portion of the Appellate Court’s October 4, 2010 ruling; however, there can be no assurance as to the outcome of any such petition.

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

No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2010.

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

	2010 Market Price		2009 Market Price		Dividends Declared
Fiscal Period	High	Low	High	Low	2010	2009

First Quarter	$42.40	$34.86	$40.16	$27.21	$0.045	$0.040
Second Quarter	46.23	38.69	41.65	32.35	0.045	0.040
Third Quarter	41.95	35.10	38.91	33.22	0.050	0.045
Fourth Quarter	40.93	35.85	40.00	34.44	0.050	0.045

The reported last sale price per share of the Common Stock as reported on the NASDAQ Global Select Market on January 28, 2011 was $40.80 per share. As of such date, Landstar had 47,866,941 shares of Common Stock outstanding. As of January 28, 2011, the Company had 71 stockholders of record of its Common Stock. However, the Company estimates that it has a significantly greater number of stockholders because a substantial number of the Company’s shares are held by brokers or dealers for their customers in street name.

It is the intention of the Board of Directors to pay a quarterly dividend going forward.

Purchases of Equity Securities by the Company

The following table provides information regarding the Company’s purchases of its Common Stock during the period from September 25, 2010 to December 25, 2010, the Company’s fourth fiscal quarter:

			Total Number of Shares	Maximum Number of
			Purchased as Part of	Shares that May Yet be
	Total Number of	Average Price	Publicly Announced	Purchased Under the
Fiscal Period	Shares Purchased	Paid per Share	Programs	Programs

September 25, 2010				2,000,000
Sept. 26, 2010 — Oct. 23, 2010	494,396	$37.40	494,396	1,505,604
Oct. 24, 2010 — Nov. 20, 2010	782,942	37.80	782,942	722,662
Nov. 21, 2010 — Dec. 25, 2010	—	—	—	722,662

Total	1,277,338	$37.65	1,277,338

On August 23, 2010, Landstar System, Inc. announced that it had been authorized by its Board of Directors to purchase up to 2,000,000 shares of its common stock from time to time in the open market and in privately negotiated transactions. As of December 25, 2010, the Company may purchase 722,662 shares of its common stock under this authorization. No specific expiration date has been assigned to the August 23, 2010 authorization.

During 2010, Landstar paid dividends as follows:

	Declaration	Record	Payment
Dividend Amount per Share	Date	Date	Date

$0.045	January 26, 2010	February 5, 2010	February 26, 2010
$0.045	April 13, 2010	May 6, 2010	May 28, 2010
$0.050	July 13, 2010	August 9, 2010	August 27, 2010
$0.050	October 13, 2010	November 1, 2010	November 26, 2010

On February 1, 2011, the Company announced the declaration of a quarterly dividend of $0.05 per share payable on March 11, 2011 to shareholders of record as of February 14, 2011.

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

The Company maintains one stock option plan, one stock compensation plan and one employee stock option and stock incentive plan (the “ESOSIP”). The following table presents information related to securities authorized for issuance under these plans at December 25, 2010:

			Number of Securities
	Number of Securities		Remaining Available for
	to be Issued Upon	Weighted-average	Future Issuance Under
	Exercise of	Exercise Price of	Equity Compensation
Plan Category	Outstanding Options	Outstanding Options	Plans

Equity Compensation Plans Approved by Security Holders	2,295,831	$39.73	2,533,686
Equity Compensation Plans Not Approved by Security Holders	0	0	0

Under the ESOSIP, the issuance of a non-vested share of Landstar common stock counts as the issuance of two securities against the number of securities available for future issuance. Included in the number of securities remaining available for future issuance under equity compensation plans was 128,469 shares of Common Stock reserved for issuance under the 2003 Directors’ Stock Compensation Plan.

Financial Model Shareholder Returns

The following graph illustrates the return that would have been realized assuming reinvestment of dividends by an investor who invested $100 in each of the Company’s Common Stock, the Standard and Poor’s 500 Stock Index and the Dow Jones Transportation Stock Index for the period commencing December 31, 2005 through December 25, 2010.

Financial Model
Shareholder Returns

Item 6.	Selected Financial Data

LANDSTAR SYSTEM, INC. AND SUBSIDIARY
SELECTED CONSOLIDATED FINANCIAL DATA
(Dollars in thousands, except per share amounts)

	Fiscal Years
Income Statement Data:	2010	2009	2008	2007	2006

Revenue	$2,400,170	$2,008,796	$2,643,069	$2,487,277	$2,513,756
Investment income	1,558	1,268	3,339	5,347	4,250
Costs and expenses:
Purchased transportation	1,824,308	1,503,520	2,033,384	1,884,207	1,890,755
Commissions to agents	181,405	160,571	203,058	200,630	199,775
Other operating costs	28,826	29,173	28,033	28,997	45,700
Insurance and claims	49,334	45,918	36,374	49,832	39,522
Selling, general and administrative	153,080	133,612	137,758	125,177	134,239
Depreciation and amortization	24,804	23,528	20,960	19,088	16,796

Total costs and expenses	2,261,757	1,896,322	2,459,567	2,307,931	2,326,787

Operating income	139,971	113,742	186,841	184,693	191,219
Interest and debt expense	3,623	4,030	7,351	6,685	6,821

Income before income taxes	136,348	109,712	179,490	178,008	184,398
Income taxes	49,766	39,762	68,560	68,355	71,313

Net income	86,582	69,950	110,930	109,653	113,085
Less: Net loss attributable to noncontrolling interest	(932)	(445)	—	—	—

Net income attributable to Landstar System, Inc. and subsidiary	$87,514	$70,395	$110,930	$109,653	$113,085

Earnings per common share attributable to Landstar System, Inc. and subsidiary	$1.77	$1.38	$2.11	$2.01	$1.95
Diluted earnings per share attributable to Landstar System, Inc. and subsidiary	$1.77	$1.37	$2.10	$1.99	$1.93
Dividends paid per common share	$0.190	$0.170	$0.155	$0.135	$0.110

	Dec. 25,	Dec. 26,	Dec. 27,	Dec. 29,	Dec. 30,
Balance Sheet Data:	2010	2009	2008	2007	2006

Total assets	$683,882	$648,792	$663,530	$629,001	$646,651
Long-term debt, including current maturities	121,611	92,898	136,445	164,753	129,321
Equity	250,967	268,151	253,136	180,786	230,274

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

In the Company’s 2009 fiscal third quarter, the Company completed the acquisitions of (i) National Logistics Management Co. (together with a limited liability company and certain corporate subsidiaries and affiliates, “NLM”) and (ii) A3 Integration LLC (“A3i”) through A3i Acquisition LLC, an entity which the Company owns 100% of the non-voting, preferred interests and, from the time of acquisition through January 27, 2011, 75% of the voting, common equity interests. A3i is a wholly-owned subsidiary of A3i Acquisition. In January 2011, the Company purchased the remaining 25% of the voting, common equity interests in A3i Acquisition, LLC. These two acquisitions are referred to herein collectively as the “Recent Acquisitions.” NLM and A3i offer customers technology-based supply chain solutions and other value-added services on a fee-for-service basis. NLM and A3i are herein referred to as the “Acquired Entities.” The results of operations from NLM and A3i are presented as part of the Company’s transportation logistics segment.

Landstar markets its freight transportation services and supply chain solutions primarily through independent commission sales agents who enter into contractual arrangements with the Company and are responsible for locating freight, making that freight available to Landstar’s capacity providers and coordinating the transportation of the freight with customers and capacity providers. The Company’s third party capacity providers consist of independent contractors who provide truck capacity to the Company under exclusive lease arrangements (the “BCO Independent Contractors”), unrelated trucking companies who provide truck capacity to the Company under non-exclusive contractual arrangements (the “Truck Brokerage Carriers”), air cargo carriers, ocean cargo carriers, railroads and independent warehouse capacity providers (“Warehouse Capacity Owners”). The Company has contracts with all of the Class 1 domestic and Canadian railroads and certain short-line railroads and contracts with domestic and international airlines and ocean lines. Through this network of agents and capacity providers linked together by Landstar’s information technology systems, Landstar operates a transportation services and supply chain solutions business primarily throughout North America with revenue of $2.4 billion during the most recently completed fiscal year. The Company reports the results of two operating segments: the transportation logistics segment and the insurance segment.

The transportation logistics segment provides a wide range of transportation services and supply chain solutions. Transportation services offered by the Company include truckload and less-than-truckload transportation, rail intermodal, air cargo, ocean cargo, expedited ground and air delivery of time-critical freight, heavy-haul/specialized, U.S.-Canada and U.S.-Mexico cross-border, project cargo and customs brokerage. Supply chain solutions are based on advanced technology solutions offered by the Company and include integrated multi-modal solutions, outsourced logistics, supply chain engineering and warehousing. Also, supply chain solutions can be delivered through a software-as-a-service model. Industries serviced by the transportation logistics segment include automotive products, paper, lumber and building products, metals, chemicals, foodstuffs, heavy machinery, retail, electronics, ammunition and explosives and military hardware. In addition, the transportation logistics segment provides transportation services to other transportation companies, including logistics and less-than-truckload service providers. Each of the independent commission sales agents has the opportunity to market all of the services provided by the transportation logistics segment. Freight transportation services are typically charged to customers on a per shipment basis for the physical transportation of freight. Supply chain solution customers are generally charged fees for the services provided. Revenue recognized by the transportation logistics segment when providing capacity to customers to haul their freight is referred to herein as “transportation services revenue” and revenue for freight management services recognized on a fee-for-service basis is referred to herein as “transportation management fees.” During 2010, transportation services revenue hauled by BCO Independent Contractors, Truck Brokerage Carriers and rail intermodal, air cargo and ocean cargo carriers represented 54%, 39%, 3%, 1%, and 2%, respectively, of the Company’s transportation logistics segment revenue. Transportation management fees represented 1% of the Company’s transportation logistics segment revenue in 2010.

The insurance segment is comprised of Signature Insurance Company, a wholly owned offshore insurance subsidiary, and Risk Management Claim Services, Inc. This segment provides risk and claims management services to certain of Landstar’s Operating Subsidiaries. In addition, it reinsures certain risks of the Company’s BCO Independent Contractors and provides certain property and casualty insurance directly to certain of Landstar’s Operating Subsidiaries. Revenue, representing premiums on reinsurance programs provided to the Company’s BCO Independent Contractors, at the insurance segment represented approximately 1% of the Company’s total revenue for 2010.

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

	Fiscal Year
	2010	2009	2008

Number of Million Dollar Agents	468	405	484

Average revenue generated per Million Dollar Agent	$4,576,000	$4,292,000	$4,907,000

Percent of consolidated revenue generated by Million Dollar Agents	89%	87%	90%

Management monitors business activity by tracking the number of loads (volume) and revenue per load by mode of transportation. Revenue per load can be influenced by many factors other than a change in price. Those factors include the average length of haul, freight type, special handling and equipment requirements and delivery time requirements. For shipments involving two or more modes of transportation, revenue is classified by the mode of transportation having the highest cost for the load. The following table summarizes information by mode of transportation for the past three fiscal years:

	Fiscal Year
	2010	2009	2008

Revenue generated through (in thousands):
BCO Independent Contractors	$1,289,395	$1,140,004	$1,388,353
Truck Brokerage Carriers	919,605	694,467	996,269
Rail intermodal	70,299	76,346	136,367
Ocean cargo carriers	46,064	33,835	42,153
Air cargo carriers	20,104	17,621	14,891
Other(1)	54,703	46,523	65,036

	$2,400,170	$2,008,796	$2,643,069

Number of loads:
BCO Independent Contractors	821,330	761,940	820,680
Truck Brokerage Carriers	591,810	501,980	571,600
Rail intermodal	31,070	37,890	58,510
Ocean cargo carriers	6,830	5,370	5,380
Air cargo carriers	6,880	7,780	8,260

	1,457,920	1,314,960	1,464,430

Revenue per load:
BCO Independent Contractors	$1,570	$1,496	$1,692
Truck Brokerage Carriers	1,554	1,383	1,743
Rail intermodal	2,263	2,015	2,331
Ocean cargo carriers	6,744	6,301	7,835
Air cargo carriers	2,922	2,265	1,803

(1)	Includes premium revenue generated by the insurance segment and warehousing and transportation management fee revenue generated by the transportation logistics segment.

Also critical to the Company’s success is its ability to secure capacity, particularly truck capacity, at rates that allow the Company to profitably transport customers’ freight. The following table summarizes available truck capacity providers as of the end of the three most recent fiscal years:

	Dec. 25,	Dec. 26,	Dec. 27,
	2010	2009	2008

BCO Independent Contractors	7,865	7,926	8,455
Truck Brokerage Carriers:
Approved and active(1)	18,049	14,887	16,135
Other approved	9,938	9,886	10,036

	27,987	24,773	26,171

Total available truck capacity providers	35,852	32,699	34,626

Number of trucks provided by BCO Independent Contractors	8,452	8,519	9,039

(1)	Active refers to Truck Brokerage Carriers who moved at least one load in the 180 days immediately preceding the fiscal year end.

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

Commissions to agents are based on contractually agreed-upon percentages of revenue or net revenue, defined as revenue less the cost of purchased transportation, or net revenue less a contractually agreed upon percentage of revenue retained by Landstar. Commissions to agents as a percentage of consolidated revenue will vary directly with fluctuations in the percentage of consolidated revenue generated by the various modes of transportation, transportation management fees and revenue from the insurance segment and with changes in net revenue on services provided by Truck Brokerage Carriers and rail intermodal, air cargo and ocean cargo carriers. Commissions to agents are recognized upon the completion of freight delivery.

The Company’s gross profit equals revenue less the cost of purchased transportation and commissions to agents. Gross profit divided by revenue is referred to as gross profit margin. In general, gross profit margin on revenue hauled by BCO Independent Contractors represents a fixed percentage of revenue due to the nature of the contracts that pay a fixed percentage of revenue to both the BCO Independent Contractors and independent commission sales agents. For revenue hauled by Truck Brokerage Carriers, gross profit margin is either fixed or variable as a percent of revenue, depending on the contract with each individual independent commission sales agent. Under certain contracts with independent commission sales agents, the Company retains a fixed percentage of revenue and the agent retains the amount remaining less the cost of purchased transportation (the “retention contracts”). Gross profit margin on revenue hauled by rail, air cargo carriers, ocean cargo carriers and Truck Brokerage Carriers, other than those under retention contracts, are variable in nature as the Company’s contracts with independent commission sales agents provide commissions to agents at a contractually agreed upon percentage of net revenue. Approximately 73% of the Company’s revenue in 2010 had a fixed gross profit margin. The Company’s operating margin is defined as operating income divided by gross profit.

Maintenance costs for Company-provided trailing equipment, BCO Independent Contractor recruiting costs and bad debts from BCO Independent Contractors are the largest components of other operating costs.

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

Depreciation and amortization primarily relate to depreciation of trailing equipment, amortization of intangible assets attributed to the acquisitions in 2009 and depreciation of management information services equipment.

The following table sets forth the percentage relationship of purchased transportation and commissions to agents, both being direct costs, to revenue and indirect costs as a percentage of gross profit for the period indicated:

	Fiscal Year
	2010	2009	2008

Revenue	100.0%	100.0%	100.0%
Purchased transportation	76.0	74.8	76.9
Commissions to agents	7.6	8.0	7.7

Gross profit margin	16.4%	17.2%	15.4%

Gross profit	100.0%	100.0%	100.0%
Investment income	0.4	0.4	0.8
Costs and expenses:
Other operating costs	7.3	8.5	6.9
Insurance and claims	12.5	13.3	8.9
Selling, general and administrative	38.8	38.8	33.9
Depreciation and amortization	6.3	6.8	5.2

Total costs and expenses	64.9	67.4	54.9

Operating margin	35.5%	33.0%	45.9%

Fiscal Year Ended December 25, 2010 Compared to Fiscal Year Ended December 26, 2009

Revenue for 2010 was $2,400,170,000, an increase of $391,374,000, or 19.5%, compared to 2009. Revenue increased $393,169,000, or 19.9%, at the transportation logistics segment. Included in 2010 and 2009 was $20,058,000 and $10,337,000, respectively, of transportation management fees. The increase in revenue at the transportation logistics segment was primarily attributable to an 11% increase in the number of loads hauled and a higher revenue per load of approximately 8%. The increase in the number of loads hauled was generally attributable to improved industrial production in the U.S. during 2010 and the impact of market share gains from agents recruited during 2010 and 2009. The increase in revenue per load was generally attributable to increased demand and tightening capacity. Revenue hauled by BCO Independent Contractors, Truck Brokerage Carriers, air cargo carriers and ocean cargo carriers increased 13%, 32%, 14%, and 36%, respectively, while revenue hauled by rail intermodal carriers decreased 8%. The number of loads in 2010 hauled by BCO Independent Contractors, Truck Brokerage Carriers and ocean cargo carriers increased 8%, 18% and 27%, respectively, compared to 2009, while the number of loads hauled by rail intermodal carriers and air cargo carriers decreased 18% and 12%, respectively, over the same period. The decrease in the number of loads hauled by rail intermodal carriers and air cargo carriers was primarily attributable to the loss of a small number of large volume agents in 2009 and 2010 whose businesses were concentrated in these modes. Revenue per load for loads hauled by BCO Independent Contractors, Truck Brokerage Carriers, rail intermodal carriers, air cargo carriers and ocean cargo carriers increased approximately 5%, 12%, 12%, 29% and 7%, respectively, compared to 2009. Fuel surcharges on Truck Brokerage Carrier revenue identified separately in billings to customers and included as a component of Truck Brokerage Carrier revenue were $79,898,000 and $48,095,000 in 2010 and 2009, respectively. Fuel surcharges billed to customers on revenue hauled by BCO Independent Contractors are excluded from revenue and paid in entirety to the BCO Independent Contractors.

Purchased transportation was 76.0% and 74.8% of revenue in 2010 and 2009, respectively. The increase in purchased transportation as a percentage of revenue was primarily attributable to increased revenue hauled by Truck Brokerage Carriers, which tends to have a higher cost of purchased transportation, and increased rates of purchased transportation paid to Truck Brokerage Carriers due to increased freight demand and reduced industry wide truck capacity. Commissions to agents were 7.6% of revenue in 2010 and 8.0% of revenue in 2009. The decrease in commissions to agents as a percentage of revenue was primarily attributable to the increased rate of purchased transportation on revenue hauled by Truck Brokerage Carriers.

Investment income at the insurance segment was $1,558,000 and $1,268,000 in 2010 and 2009, respectively. The increase in investment income was primarily due to an increased rate of return on investments held by the insurance segment in 2010.

Other operating costs were 7.3% and 8.5% of gross profit in 2010 and 2009, respectively. The decrease in other operating costs as a percentage of gross profit was primarily attributable to the effect of increased gross profit in 2010. Insurance and claims were 12.5% of gross profit in 2010 and 13.3% of gross profit in 2009. The decrease in insurance and claims as a percentage of gross profit was primarily due to the effect of increased gross profit, partially offset by favorable development of prior year claims reported in 2009. Selling, general and administrative costs were 38.8% of gross profit in both 2010 and 2009. Included in selling, general and administrative costs in 2010 was a provision for bonuses under the Company’s incentive compensation plans of $15,093,000, whereas no such provision was included in 2009. In addition, included in selling, general, and administrative costs were $19,185,000 in 2010 and $7,138,000 in 2009 of costs attributable to the Acquired Entities. As noted above, the results of the Acquired Entities were included in the Company results for the full 2010 fiscal year as compared to approximately half of the 2009 fiscal year. Depreciation and amortization was 6.3% of gross profit in 2010 compared with 6.8% of gross profit in 2009. The decrease in depreciation and amortization as a percentage of gross profit was primarily due to the effect of increased gross profit, partially offset by amortization of identifiable intangible assets attributed to the Acquired Entities.

Interest and debt expense in 2010 was $407,000 lower than 2009. The decrease in interest and debt expense was primarily attributable to lower average capital lease obligations during 2010, partially offset by increased average borrowings on the Company’s revolving credit facility.

The provisions for income taxes for 2010 and 2009 were based on estimated full year combined effective income tax rates of approximately 36.5% and 36.2% respectively, which were higher than the statutory federal income tax rate primarily as a result of state taxes, the meals and entertainment exclusion and non-deductible stock compensation expense, partly offset by a recognition of benefits relating to several uncertain tax positions in both years.

The net loss attributable to noncontrolling interest of $932,000 and $445,000 in 2010 and 2009, respectively, represents the noncontrolling investor’s 25 percent share of the net losses incurred by A3i.

Net income attributable to the Company was $87,514,000, or $1.77 per common share ($1.77 per diluted share), in 2010. Net income attributable to the Company was $70,395,000, or $1.38 per common share ($1.37 per diluted share), in 2009.

Fiscal Year Ended December 26, 2009 Compared to Fiscal Year Ended December 27, 2008

Revenue for 2009 was $2,008,796,000, a decrease of $634,273,000, or 24.0%, compared to 2008. Revenue decreased $633,353,000, or 24.3%, at the transportation logistics segment. The overall decrease in revenue was primarily due to the significant downturn in the economy. Revenue hauled by BCO Independent Contractors, Truck Brokerage Carriers, rail intermodal carriers and ocean cargo carriers in 2009 decreased 18%, 30%, 44% and 20%, respectively, compared to 2008 while revenue hauled by air cargo carriers increased 18%. The number of loads in 2009 hauled by BCO Independent Contractors, Truck Brokerage Carriers, rail intermodal carriers and air cargo carriers decreased 7%, 12%, 35% and 6%, respectively, compared to 2008, while the number of loads hauled by ocean cargo carriers was flat. Revenue per load in 2009 for loads hauled by BCO Independent Contractors, Truck Brokerage Carriers, rail intermodal carriers and ocean cargo carriers decreased approximately 12%, 21%, 14% and 20%, respectively, compared to 2008, while revenue per load for loads hauled by air cargo carriers increased 26%. The decrease in the number of loads and revenue per load hauled by BCO Independent Contractors, Truck Brokerage Carriers, rail intermodal carriers and ocean cargo carriers was primarily attributable to lower demand due to the overall weak economic conditions which caused increased pressure on price. In addition, the decrease in revenue per load on Truck Brokerage Carrier revenue was partly attributable to decreased fuel surcharges identified separately in billings to customers in 2009 compared to 2008. Fuel surcharges on Truck Brokerage Carrier revenue identified separately in billings to customers and included as a component of Truck Brokerage Carrier revenue were $48,095,000 and $134,230,000 in 2009 and 2008, respectively. Fuel surcharges billed to customers on revenue hauled by BCO Independent Contractors are excluded from revenue and paid in entirety to the BCO Independent Contractors.

Purchased transportation was 74.8% and 76.9% of revenue in 2009 and 2008, respectively. The decrease in purchased transportation as a percentage of revenue was primarily attributable to decreased rates of purchased transportation paid to Truck Brokerage Carriers, due to lower fuel cost and excess truck capacity industry wide, and an increase in the percentage of revenue hauled by BCO Independent Contractors, which tends to have a lower cost of purchased transportation. Commissions to agents were 8.0% of revenue in 2009 and 7.7% of revenue in 2008. The increase in commissions to agents as a percentage of revenue was primarily attributable to the decreased rate of purchased transportation on revenue hauled by Truck Brokerage Carriers.

Investment income at the insurance segment was $1,268,000 and $3,339,000 in 2009 and 2008, respectively. The decrease in investment income was primarily due to a decreased rate of return, attributable to a general decrease in interest rates, on investments held by the insurance segment in 2009.

Other operating costs were 8.5% and 6.9% of gross profit in 2009 and 2008, respectively. The increase in other operating costs as a percentage of gross profit was primarily attributable to the effect of decreased gross profit, $1,702,000 of other operating costs from the Acquired Entities, increased trailing equipment maintenance costs and an increased provision for contractor bad debt, partially offset by decreased trailing equipment rental costs. Insurance and claims were 13.3% of gross profit in 2009 and 8.9% of gross profit in 2008. The increase in insurance and claims as a percentage of gross profit was primarily due to an increase in the severity of commercial trucking claims incurred in 2009 and decreased favorable development of prior year claims reported in 2009. Selling, general and administrative costs were 38.8% of gross profit in 2009 and 33.9% of gross profit in 2008. The increase in selling, general and administrative costs as a percentage of gross profit was primarily attributable to the effect of decreased gross profit, $2,005,000 of one-time acquisition related costs and $7,138,000 of selling, general and administrative costs from the Acquired Entities in 2009, partially offset by a decreased provision for bonuses under the Company’s incentive compensation programs in 2009. Depreciation and amortization was 6.8% of gross profit in 2009 compared with 5.2% in 2008. The increase in depreciation and amortization as a percentage of gross profit was primarily due to the effect of decreased gross profit, depreciation on Company-owned trailing equipment and amortization of identifiable intangible assets attributed to the Acquired Entities.

Interest and debt expense in 2009 was $3,321,000 lower than 2008. The decrease in interest and debt expense was primarily attributable to lower average borrowings on the Company’s revolving credit facility, a lower average rate on borrowings under the Company’s revolving credit facility and lower average capital lease obligations during 2009.

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

Capital Resources and Liquidity

Working capital and the ratio of current assets to current liabilities were $142,571,000 and 1.5 to 1, respectively, at December 25, 2010, compared with $167,977,000 and 1.6 to 1, respectively, at December 26, 2009. Landstar has historically operated with current ratios within the range of 1.5 to 1 to 2.0 to 1. Cash provided by operating activities was $108,758,000 and $144,964,000 in 2010 and 2009, respectively. The decrease in cash flow provided by operating activities was primarily attributable to the timing of collections of trade receivables.

The Company paid $0.19 per share, or $9,422,000, in cash dividends during 2010. It is the intention of the Board of Directors to continue to pay a quarterly dividend. During 2010, the Company purchased 2,652,791 shares of its common stock at a total cost of $102,736,000. As of December 25, 2010, the Company may purchase an additional 722,662 shares of its common stock under its authorized stock purchase program. The Company has used cash provided by operating activities and borrowings on the Company’s revolving credit facilities to fund the purchases. Since January 1997, the Company has purchased over $974,000,000 of its common stock under programs authorized by the Board of Directors of the Company in open market and private block transactions.

Equity was $250,967,000, or 67% of total capitalization (defined as total debt plus equity), at December 25, 2010, compared with $268,151,000, or 74% of total capitalization, at December 26, 2009. The decrease in equity was primarily a result of the purchase of shares of the Company’s common stock, partially offset by net income and the effect of the exercises of stock options during the period. Long-term debt, including current maturities, was $121,611,000 at December 25, 2010, compared to $92,898,000 at December 26, 2009.

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

At December 25, 2010, the Company had $80,000,000 in borrowings outstanding and $33,699,000 of letters of credit outstanding under the Credit Agreement. At December 25, 2010, there was $111,301,000 available for future borrowings under the Credit Agreement. In addition, the Company has $44,715,000 in letters of credit outstanding, as collateral for insurance claims, that are secured by investments and cash equivalents totaling $49,683,000. Investments, all of which are carried at fair value, consist of investment-grade bonds and mortgage-backed securities having maturities of up to five years. Fair value of investments is based primarily on quoted market prices.

Historically, the Company has generated sufficient operating cash flow to meet its debt service requirements, fund continued growth, both internal and through acquisitions, complete or execute share purchases of its common stock under authorized share purchase programs, pay dividends and meet working capital needs. As a non-asset based provider of transportation services and supply chain solutions, the Company’s annual capital requirements for operating property are generally for trailing equipment and management information services equipment. In addition, a significant portion of the trailing equipment used by the Company is provided by third party capacity providers, thereby reducing the Company’s capital requirements. During 2010, 2009 and 2008, the Company purchased $27,505,000, $2,715,000 and $8,289,000, respectively, of operating property and acquired $14,986,000, $12,284,000 and $4,802,000, respectively, of trailing equipment by entering into capital leases. The Company purchased its primary facility in Jacksonville, Florida in 2010 for $21,135,000. Landstar anticipates acquiring approximately $44,000,000 in operating property, primarily new trailing equipment to replace older trailing equipment, and information technology equipment during fiscal year 2011 either by purchase or lease financing. The Company does not currently anticipate any other significant capital requirements in 2011.

Management believes that cash flow from operations combined with the Company’s borrowing capacity under the Credit Agreement will be adequate to meet Landstar’s debt service requirement, fund continued growth, both internal and through acquisitions, pay dividends, complete the authorized share purchase program and meet working capital needs.

Contractual Obligations and Commitments

At December 25, 2010, the Company’s obligations and commitments to make future payments under contracts, such as debt and lease agreements, were as follows (in thousands):

	Payments Due by Period
		Less Than	1-3	4-5	More Than
Contractual Obligation	Total	1 Year	Years	Years	5 Years

Long-term debt obligations	$80,000		$80,000
Capital lease obligations	43,970	$23,570	15,492	$4,908
Operating lease obligations	8,868	2,554	3,425	1,453	$1,436
Purchase obligations	36,392	34,763	1,629	—	—

	$169,230	$60,887	$100,546	$6,361	$1,436

Long-term debt obligations represent borrowings under the Credit Agreement and do not include interest. Capital lease obligations above include $2,359,000 of imputed interest. At December 25, 2010, the Company has gross unrecognized tax benefits of $9,209,000. This amount is excluded from the table above as the Company cannot reasonably estimate the period of cash settlement with the respective taxing authorities. At December 25, 2010, the Company has insurance claims liabilities of $71,683,000. This amount is excluded from the table above as the Company cannot reasonably estimate the period of cash settlement on these liabilities. The short term portion of the insurance claims liability is reported on the consolidated balance sheets primarily on an actuarially determined basis. Included in purchase obligations in the table above is $32,042,000 of obligations related to trailing equipment to replace older trailing equipment.

Off-Balance Sheet Arrangements

As of December 25, 2010, the Company had no off-balance sheet arrangements, other than operating leases as disclosed in the table of Contractual Obligations and Commitments above, that have or are reasonably likely to have a current or future material effect on the Company’s financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

On December 8, 2010, the Appellate Court denied the Plaintiffs’ petition seeking rehearing en banc of the Appellate Court’s October 4, 2010 ruling. The Defendants anticipate that the Plaintiffs will petition the United States Supreme Court to seek to further appeal all or a portion of the Appellate Court’s October 4, 2010 ruling; however, there can be no assurance as to the outcome of any such petition.

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

Critical Accounting Policies and Estimates

The allowance for doubtful accounts for both trade and other receivables represents management’s estimate of the amount of outstanding receivables that will not be collected. Historically, management’s estimates for uncollectible receivables have been materially correct. Although management believes the amount of the allowance for both trade and other receivables at December 25, 2010 is appropriate, a prolonged period of low or no economic growth may adversely affect the collection of these receivables. Conversely, a more robust economic environment may result in the realization of some portion of the estimated uncollectible receivables.

Landstar provides for the estimated costs of self-insured claims primarily on an actuarial basis. The amount recorded for the estimated liability for claims incurred is based upon the facts and circumstances known on the applicable balance sheet date. The ultimate resolution of these claims may be for an amount greater or less than the amount estimated by management. The Company continually revises its existing claim estimates as new or revised information becomes available on the status of each claim. Historically, the Company has experienced both favorable and unfavorable development of prior year claims estimates. During fiscal years 2010, 2009 and 2008, insurance and claims costs included $1,582,000, $4,113,000 and $9,968,000, respectively, of favorable adjustments to prior years’ claims estimates. It is reasonably likely that the ultimate outcome of settling all outstanding claims will be more or less than the estimated claims reserve at December 25, 2010.

The Company utilizes certain income tax planning strategies to reduce its overall cost of income taxes. Upon audit, it is possible that certain strategies might be disallowed resulting in an increased liability for income taxes. Certain of these tax planning strategies result in a level of uncertainty as to whether the related tax positions taken by the Company will result in a recognizable benefit. The Company has provided for its estimated exposure attributable to such tax positions due to the corresponding level of uncertainty with respect to the amount of income tax benefit that may ultimately be realized. Management believes that the provision for liabilities resulting from the uncertainty in such income tax positions is appropriate. To date, the Company has not experienced an examination by governmental revenue authorities that would lead management to believe that the Company’s past provisions for exposures related to the uncertainty of such income tax positions are not reasonably appropriate.

The Company tests for impairment of goodwill at least annually, typically in the fourth quarter, based on a two-step impairment test. The first step compares the fair value of each reporting unit with its carrying amount, including goodwill. Fair value of each reporting unit is estimated using a discounted cash flow model and market approach. The model includes a number of significant assumptions and estimates including future cash flows and discount rates. If the carrying amount exceeds fair value under the first step of the impairment test, then the second step is performed to measure the amount of any impairment loss. Only the first step of the impairment test was required in 2010 as the estimated fair value of the reporting units significantly exceeded carrying value.

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

Borrowings under the Credit Agreement bear interest at rates equal to, at the option of the Company, either (i) the greater of (a) the prime rate as publicly announced from time to time by JPMorgan Chase Bank, N.A. and (b) the federal funds effective rate plus .5%, or, (ii) the rate at the time offered to JPMorgan Chase Bank, N.A. in the Eurodollar market for amounts and periods comparable to the relevant loan plus, in either case, a margin that is determined based on the level of the Company’s Leverage Ratio, as defined in the Credit Agreement. As of December 25, 2010 and December 26, 2009, the weighted average interest rate on borrowings outstanding was 1.14% and 1.12%, respectively. During the fourth quarter of 2010 and 2009, the average outstanding balance under the Credit Agreement was approximately $87,062,000 and $33,120,000, respectively. Based on the borrowing rates in the Credit Agreement and the repayment terms, the fair value of the outstanding borrowings as of December 25, 2010 was estimated to approximate carrying value. The balance outstanding under the Credit Agreement was $80,000,000 and $40,000,000 at December 25, 2010 and

December 26, 2009, respectively. Assuming that debt levels on the Credit Agreement remain at $80,000,000, the balance at December 25, 2010, a hypothetical increase of 100 basis points in current rates provided for under the Credit Agreement is estimated to result in an increase in interest expense of $800,000 on an annualized basis.

Long-term investments, all of which are available-for-sale, consist of investment-grade bonds and mortgage-backed securities having maturities of up to five years. The balance of the long-term portion of investments in bonds and mortgage-backed securities was $54,401,000 and $28,603,000 at December 25, 2010 and December 26, 2009, respectively. Assuming that the long-term portion of investments in bonds and mortgage-backed securities remains at $54,401,000, the balance at December 25, 2010, a hypothetical increase or decrease in interest rates of 100 basis points would not have a material impact on results of operations on an annualized basis. Short-term investments consist of short-term investment-grade instruments and the current maturities of investment-grade bonds and mortgage-backed securities. Accordingly, any future interest rate risk on these short-term investments would not be material.

Assets and liabilities of the Company’s Canadian operation are translated from their functional currency to U.S. dollars using exchange rates in effect at the balance sheet date and revenue and expense accounts are translated at average monthly exchange rates during the period. Adjustments resulting from the translation process are included in accumulated other comprehensive income. Transactional gains and losses arising from receivable and payable balances, including intercompany balances, in the normal course of business that are denominated in a currency other than the functional currency of the operation are recorded in the statements of income when they occur. The net assets held at Landstar’s Canadian subsidiary at December 25, 2010 was, as translated to U.S. dollars, less than 1% of total consolidated net assets. Accordingly, any translation gain or loss related to the Canadian operation would not be material.

Item 8.	Financial Statements and Supplementary Data

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	Dec. 25,	Dec. 26,
	2010	2009

ASSETS
Current Assets
Cash and cash equivalents	$44,706	$85,719
Short-term investments	23,266	24,325
Trade accounts receivable, less allowance of $5,324 and $5,547	307,350	278,854
Other receivables, including advances to independent contractors, less allowance of $5,511 and $5,797	23,943	18,149
Deferred income taxes and other current assets	21,652	19,565

Total current assets	420,917	426,612

Operating property, less accumulated depreciation and amortization of $137,830 and $124,810	132,649	116,656
Goodwill	57,470	57,470
Other assets	72,846	48,054

Total assets	$683,882	$648,792

LIABILITIES AND EQUITY
Current Liabilities
Cash overdraft	$24,877	$28,919
Accounts payable	137,297	121,030
Current maturities of long-term debt	22,172	24,585
Insurance claims	40,215	41,627
Other current liabilities	53,785	42,474

Total current liabilities	278,346	258,635

Long-term debt, excluding current maturities	99,439	68,313
Insurance claims	31,468	30,680
Deferred income taxes	23,662	23,013
Equity
Landstar System, Inc. and subsidiary shareholders’ equity:
Common stock, $0.01 par value, authorized 160,000,000 shares, issued 66,535,169 and 66,255,358 shares	665	663
Additional paid-in capital	169,268	161,261
Retained earnings	844,132	766,040
Cost of 18,674,902 and 16,022,111 shares of common stock in treasury	(763,182)	(660,446)
Accumulated other comprehensive income	881	498

Total Landstar System, Inc. and subsidiary shareholders’ equity	251,764	268,016

Noncontrolling interest	(797)	135

Total equity	250,967	268,151

Total liabilities and equity	$683,882	$648,792

See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share amounts)

	Fiscal Years Ended
	Dec. 25,	Dec. 26,	Dec. 27,
	2010	2009	2008

Revenue	$2,400,170	$2,008,796	$2,643,069
Investment income	1,558	1,268	3,339
Costs and expenses:
Purchased transportation	1,824,308	1,503,520	2,033,384
Commissions to agents	181,405	160,571	203,058
Other operating costs	28,826	29,173	28,033
Insurance and claims	49,334	45,918	36,374
Selling, general and administrative	153,080	133,612	137,758
Depreciation and amortization	24,804	23,528	20,960

Total costs and expenses	2,261,757	1,896,322	2,459,567

Operating income	139,971	113,742	186,841
Interest and debt expense	3,623	4,030	7,351

Income before income taxes	136,348	109,712	179,490
Income taxes	49,766	39,762	68,560

Net income	86,582	69,950	110,930

Less: Net loss attributable to noncontrolling interest	(932)	(445)	—

Net income attributable to Landstar System, Inc. and subsidiary	$87,514	$70,395	$110,930

Earnings per common share attributable to Landstar System, Inc. and subsidiary	$1.77	$1.38	$2.11

Diluted earnings per share attributable to Landstar System, Inc. and subsidiary	$1.77	$1.37	$2.10

Average number of shares outstanding:
Earnings per common share	49,523,000	51,095,000	52,503,000

Diluted earnings per share	49,580,000	51,280,000	52,854,000

Dividends paid per common share	$0.190	$0.170	$0.155

See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Fiscal Years Ended
	Dec. 25,	Dec. 26,	Dec. 27,
	2010	2009	2008

OPERATING ACTIVITIES
Net income	$86,582	$69,950	$110,930
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of operating property and intangible assets	24,804	23,528	20,960
Non-cash interest charges	219	218	196
Provisions for losses on trade and other accounts receivable	3,916	7,986	6,937
Losses (gains) on sales and disposals of operating property, net	1,058	(55)	176
Deferred income taxes, net	525	2,419	3,873
Stock-based compensation	4,769	4,968	7,270
Changes in operating assets and liabilities:
Decrease (increase) in trade and other accounts receivable	(38,206)	32,780	(10,657)
Decrease (increase) in other assets	(1,752)	8,068	28
Increase (decrease) in accounts payable	16,267	(1,634)	(11,240)
Increase (decrease) in other liabilities	11,200	(13,748)	(4,813)
Increase (decrease) in insurance claims	(624)	10,484	(3,971)

NET CASH PROVIDED BY OPERATING ACTIVITIES	108,758	144,964	119,689

INVESTING ACTIVITIES
Net change in other short-term investments	1,730	28,024	(7,887)
Sales and maturities of investments	39,187	15,932	13,801
Purchases of investments	(65,818)	(49,965)	(6,921)
Purchases of operating property	(27,505)	(2,715)	(8,289)
Proceeds from sales of operating property	1,686	841	146
Consideration paid for acquisitions	—	(14,888)	—

NET CASH USED BY INVESTING ACTIVITIES	(50,720)	(22,771)	(9,150)

FINANCING ACTIVITIES
Increase (decrease) in cash overdraft	(4,042)	(3,146)	6,296
Dividends paid	(9,422)	(8,686)	(8,136)
Proceeds from exercises of stock options	1,660	1,128	12,249
Excess tax benefit on stock option exercises	1,580	773	2,231
Borrowings on revolving credit facility	40,000	40,000	87,000
Purchases of common stock	(102,736)	(55,757)	(51,576)
Capital contribution from noncontrolling interest	—	580	—
Principal payments on long-term debt and capital lease obligations	(26,273)	(110,817)	(120,110)

NET CASH USED BY FINANCING ACTIVITIES	(99,233)	(135,925)	(72,046)

Effect of exchange rate changes on cash and cash equivalents	182	547	(339)

Increase (decrease) in cash and cash equivalents	(41,013)	(13,185)	38,154
Cash and cash equivalents at beginning of period	85,719	98,904	60,750

Cash and cash equivalents at end of period	$44,706	$85,719	$98,904

See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Fiscal Years Ended December 25, 2010,
December 26, 2009 and December 27, 2008
(Dollars in thousands)

	Landstar System, Inc. and Subsidiary Shareholders
							Accumulated
			Additional		Treasury		Other	Non-
	Common Stock		Paid-In	Retained	Stock at Cost		Comprehensive	Controlling
	Shares	Amount	Capital	Earnings	Shares	Amount	Income (Loss)	Interest	Total

Balance December 29, 2007	65,630,383	$656	$132,788	$601,537	13,121,109	$(554,252)	$57	$0	$180,786
Net income				110,930					110,930
Dividends paid ($0.155 per share)				(8,136)					(8,136)
Purchases of common stock					1,303,778	(51,576)			(51,576)
Exercises of stock options, including excess tax benefit	467,164	5	14,475						14,480
Director compensation paid in common stock	12,000		634						634
Stock-based compensation			6,636						6,636
Foreign currency translation							(339)		(339)
Unrealized loss on available-for-sale investments, net of income taxes							(279)		(279)

Balance December 27, 2008	66,109,547	$661	$154,533	$704,331	14,424,887	$(605,828)	$(561)	$0	$253,136
Net income (loss)				70,395				(445)	69,950
Dividends paid ($0.170 per share)				(8,686)					(8,686)
Purchases of common stock					1,624,547	(55,757)			(55,757)
Exercises of stock options and issuance of non-vested stock, including excess tax benefit	145,811	2	1,899						1,901
Capital contribution from noncontrolling interest								580	580
Consideration for acquisition paid in common stock			(139)		(27,323)	1,139			1,000
Stock-based compensation			4,968						4,968
Foreign currency translation							547		547
Unrealized gain on available-for-sale investments, net of income taxes							512		512

Balance December 26, 2009	66,255,358	$663	$161,261	$766,040	16,022,111	$(660,446)	$498	$135	$268,151
Net income (loss)				87,514				(932)	86,582
Dividends paid ($0.190 per share)				(9,422)					(9,422)
Purchases of common stock					2,652,791	(102,736)			(102,736)
Exercises of stock options and issuance of nonvested stock, including excess tax benefit	279,811	2	3,238						3,240
Stock-based compensation			4,769						4,769
Foreign currency translation							182		182
Unrealized gain on available-for-sale investments, net of income taxes							201		201

Balance December 25, 2010	66,535,169	$665	$169,268	$844,132	18,674,902	$(763,182)	$881	$(797)	$250,967

See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Significant Accounting Policies

Consolidation

The consolidated financial statements include the accounts of Landstar System, Inc. and its subsidiary Landstar System Holdings, Inc. (“LSHI”). Landstar System, Inc. and its subsidiary are herein referred to as “Landstar” or the “Company.” Landstar owns, through various subsidiaries, a controlling interest in A3i Acquisition LLC, which in turn owns 100% of A3 Integration, LLC (A3i Acquisition LLC, A3 Integration, LLC and its subsidiaries are collectively referred to herein as “A3i”), a supply chain transportation integration company acquired in the Company’s 2009 fiscal third quarter. Given Landstar’s controlling interest in A3i Acquisition, the accounts of A3i have been consolidated herein and a noncontrolling interest has been recorded for the noncontrolling investor’s interests in the net assets and operations of A3i. Significant inter-company accounts have been eliminated in consolidation. A subsidiary of LSHI purchased the noncontrolling interest in A3i Acquisition, LLC in January 2011.

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

Trade and Other Receivables

The allowance for doubtful accounts for both trade and other receivables represents management’s estimate of the amount of outstanding receivables that will not be collected. Estimates are used to determine the allowance for doubtful accounts for both trade and other receivables and are generally based on specific identification, historical collection results, current economic trends and changes in payment terms.

Operating Property

Operating property is recorded at cost. Depreciation is provided on a straight-line basis over the estimated useful lives of the related assets. Trailing equipment is being depreciated over 7 years. Hardware and software included in management information services equipment is generally being depreciated over 3 to 7 years.

Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price paid over the fair value of the net assets of acquired businesses. The Company has two reporting units within the transportation logistics segment that report goodwill. The Company tests for impairment of goodwill at least annually, typically in the fourth quarter, based on a two-step impairment test. The first step compares the fair value of each reporting unit with its carrying amount, including goodwill. Fair value of each reporting unit is estimated using a discounted cash flow model and market approach. The model includes a number of significant assumptions and estimates including future cash flows and discount rates. If the carrying amount exceeds fair value under the first step of the impairment test, then the second step is performed to measure the amount of any impairment loss. Only the first step of the impairment test was required in 2010 as the estimated fair value of the reporting units significantly exceeded carrying value. Other intangible assets, which consist primarily of non-contractual customer relationships, developed technology, trademarks and non-compete agreements, are included in other assets on the consolidated balance sheets and are amortized over their estimated useful lives, which range from five to ten years.

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

The following table provides a reconciliation of the average number of common shares outstanding used to calculate earnings per common share attributable to Landstar System, Inc. and subsidiary to the average

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

number of common shares and common share equivalents outstanding used to calculate diluted earnings per share attributable to Landstar System, Inc. and subsidiary (in thousands):

	Fiscal Year
	2010	2009	2008

Average number of common shares outstanding	49,523	51,095	52,503
Incremental shares from assumed exercises of stock options	57	185	351

Average number of common shares and common share equivalents outstanding	49,580	51,280	52,854

For the fiscal years ended December 25, 2010, December 26, 2009 and December 27, 2008, there were 1,349,313, 1,895,742 and 90,000 options outstanding, respectively, to purchase shares of common stock excluded from the calculation of diluted earnings per share attributable to Landstar System, Inc. and subsidiary because they were antidilutive.

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

The following table includes the components of comprehensive income for the fiscal years ended December 25, 2010, December 26, 2009 and December 27, 2008 (in thousands):

	Fiscal Year
	2010	2009	2008

Net income attributable to Landstar System, Inc. and subsidiary	$87,514	$70,395	$110,930
Unrealized holding gains (losses) on available-for-sale investments, net of income taxes	201	512	(279)
Foreign currency translation gains (losses)	182	547	(339)

Comprehensive income attributable to Landstar System, Inc. and subsidiary	$87,897	$71,454	$110,312

The unrealized holding gain on available-for-sale investments during 2010 represents the mark-to-market adjustment of $312,000 net of related income taxes of $111,000. The unrealized holding gain on available-for-sale investments during 2009 represents the mark-to-market adjustment of $791,000 net of related

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

income taxes of $279,000. The unrealized holding loss on available-for-sale investments during 2008 represents the mark-to-market adjustment of $431,000 net of related income taxes of $152,000. The foreign currency translation gain during 2010 and 2009 represents the unrealized net gain on the translation of the financial statements of the Company’s Canadian operations. The foreign currency translation loss during 2008 represents the unrealized net loss on the translation of the financial statements of the Company’s Canadian operations. Accumulated other comprehensive income as reported as a component of equity at December 25, 2010 of $881,000 represents the unrealized net gain on the translation of the financial statements of the Company’s Canadian operations of $390,000 and the cumulative unrealized holding gains on available-for-sale investments, net of income taxes, of $491,000.

(3)	Investments

Investments include investment-grade bonds and mortgage-backed securities having maturities of up to five years (the “bond portfolio”). Investments in the bond portfolio are reported as available-for-sale and are carried at fair value. Investments maturing less than one year from the balance sheet date are included in short-term investments and investments maturing more than one year from the balance sheet date are included in other assets in the consolidated balance sheets. Management has performed an analysis of the nature of the unrealized losses on available-for-sale investments to determine whether such losses are other-than-temporary. Unrealized losses, representing the excess of the purchase price of an investment over its fair value as of the end of a period, considered to be other-than-temporary are to be included as a charge in the statement of income while unrealized losses considered to be temporary are to be included as a component of equity. Investments whose values are based on quoted market prices in active markets are classified within Level 1. Investments that trade in markets that are not considered to be active, but are valued based on quoted market prices, are classified within Level 2. As Level 2 investments include positions that are not traded in active markets, valuations may be adjusted to reflect illiquidity and/or non-transferability, which are generally based on available market information. Transfers between levels are recognized as of the beginning of the period. Fair value of the bond portfolio was determined using Level 1 inputs related to U.S. Treasury obligations and money market investments and Level 2 inputs related to investment-grade corporate bonds, mortgage-backed securities and direct obligations of U.S. government agencies. Unrealized gains on the investments in the bond portfolio were $760,000 and $448,000 at December 25, 2010 and December 26, 2009, respectively.

The amortized cost and fair market values of available-for-sale investments are as follows at December 25, 2010 and December 26, 2009 (in thousands):

		Gross	Gross	Fair
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

December 25, 2010
Money market investments	$535	$—	$—	$535
Mortgage-backed securities	3,458	64	8	3,514
Corporate bonds and direct obligations of U.S. government agencies	60,330	872	151	61,051
U.S. Treasury obligations	12,584	6	23	12,567

Total	$76,907	$942	$182	$77,667

December 26, 2009
Corporate bonds and direct obligations of U.S. government agencies	$39,261	$668	$226	$39,703
U.S. Treasury obligations	11,489	6	—	11,495

Total	$50,750	$674	$226	$51,198

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For those available-for-sale investments with unrealized losses at December 25, 2010 and December 26, 2009, the following table summarizes the duration of the unrealized loss (in thousands):

	Less Than 12 Months		12 Months or Longer		Total
	Fair Market	Unrealized	Fair Market	Unrealized	Fair Market	Unrealized
	Value	Loss	Value	Loss	Value	Loss

December 25, 2010
Corporate bonds and direct obligations of U.S. government agencies	$11,615	$151	$—	$—	$11,615	$151
U.S. Treasury obligations	774	23			774	23
Mortgage-backed securities	225	8	—	—	225	8

Total	$12,614	$182	$—	$—	$12,614	$182

December 26, 2009
Corporate bonds and direct obligations of U.S. government agencies	$1,989	$10	$1,192	$216	$3,181	$226

Short-term investments include $23,266,000 in current maturities of investment-grade bonds and mortgage-backed securities held by the Company’s insurance segment at December 25, 2010. These short-term investments together with $26,417,000 of the non-current portion of investment-grade bonds and mortgage-backed securities at December 25, 2010, provide collateral for the $44,715,000 of letters of credit issued to guarantee payment of insurance claims.

Investment income represents the earnings on the insurance segment’s assets. Investment income earned from the assets of the insurance segment are included as a component of operating income as the investment of these assets is critical to providing collateral, liquidity and earnings with respect to the operation of the Company’s insurance programs.

(4)	Income Taxes

The provisions for income taxes consisted of the following (in thousands):

	Fiscal Year
	2010	2009	2008

Current:
Federal	$46,164	$35,878	$57,249
State	2,199	656	6,267
Canadian	878	809	1,171

	$49,241	$37,343	$64,687

Deferred:
Federal	$801	$2,035	$3,438
State	(276)	384	435

	525	2,419	3,873

Income taxes	$49,766	$39,762	$68,560

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Temporary differences and carryforwards which gave rise to deferred tax assets and liabilities consisted of the following (in thousands):

	Dec. 25,	Dec. 26,
	2010	2009

Deferred tax assets:
Receivable valuations	$5,014	$4,787
Share-based payments	5,797	5,426
Self-insured claims	5,861	5,288
Other	6,137	5,938

	$22,809	$21,439

Deferred tax liabilities:
Operating property	$29,084	$27,433
Other	8,284	8,040

	$37,368	$35,473

Net deferred tax liability	$14,559	$14,034

The following table summarizes the differences between income taxes calculated at the federal income tax rate of 35% on income before income taxes and the provisions for income taxes (in thousands):

	Fiscal Year
	2010	2009	2008

Income taxes at federal income tax rate	$47,722	$38,399	$62,822
State income taxes, net of federal income tax benefit	695	676	4,356
Meals and entertainment exclusion	691	870	493
Share-based payments	550	636	515
Other, net	108	(819)	374

Income taxes	$49,766	$39,762	$68,560

As of December 25, 2010 and December 26, 2009, the Company had $6,415,000 and $8,761,000, respectively, of net unrecognized tax benefits representing the provision for the uncertainty of certain tax positions plus a component of interest and penalties. Estimated interest and penalties on the provision for the uncertainty of certain tax positions is included in income tax expense. At December 25, 2010 and December 26, 2009 there was $2,797,000 and $3,852,000, respectively, accrued for estimated interest and penalties related to the uncertainty of certain tax positions. The Company does not currently anticipate any significant increase or decrease to the unrecognized tax benefit during 2011.

The Company files a consolidated U.S. federal income tax return. The Company or its subsidiaries file state tax returns in the majority of the U.S. state tax jurisdictions. With few exceptions, the Company and its subsidiaries are no longer subject to U.S. federal or state income tax examinations by tax authorities for 2006 and prior years. The Company’s wholly owned Canadian subsidiary, Landstar Canada, Inc., is subject to Canadian income and other taxes.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the rollforward of the total amounts of gross unrecognized tax benefits for fiscal years 2010 and 2009 (in thousands):

	Fiscal Year
	2010	2009

Gross unrecognized tax benefits — beginning of the year	$11,966	$16,110
Gross increases related to current year tax positions	210	635
Gross increases related to prior year tax positions	412	2,570
Gross decreases related to prior year tax positions	(2,822)	(3,420)
Settlements	—	(381)
Lapse of statute of limitations	(557)	(3,548)

Gross unrecognized tax benefits — end of the year	$9,209	$11,966

Landstar paid income taxes of $51,542,000 in 2010, $32,913,000 in 2009 and $63,712,000 in 2008.

(5)	Operating Property

Operating property is summarized as follows (in thousands):

	Dec. 25,	Dec. 26,
	2010	2009

Land	$7,982	$1,921
Leasehold improvements	10,038	9,749
Buildings and improvements	23,520	8,218
Trailing equipment	188,176	183,247
Other equipment	40,763	38,331

	270,479	241,466
Less accumulated depreciation and amortization	137,830	124,810

	$132,649	$116,656

Included above is $114,017,000 in 2010 and $127,684,000 in 2009 of operating property under capital leases, $70,154,000 and $81,722,000, respectively, net of accumulated amortization. Landstar acquired operating property by entering into capital leases in the amount of $14,986,000 in 2010, $12,284,000 in 2009 and $4,802,000 in 2008.

(6)	Retirement Plan

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

The expense for the Company-sponsored defined contribution plan included in selling, general and administrative expense was $1,663,000 in 2010, $1,598,000 in 2009 and $1,571,000 in 2008.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(7)	Debt

Long-term debt is summarized as follows (in thousands):

	Dec. 25,	Dec. 26,
	2010	2009

Capital leases	$41,611	$52,898
Revolving credit facility	80,000	40,000

	121,611	92,898
Less current maturities	22,172	24,585

Total long-term debt	$99,439	$68,313

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

Borrowings under the Credit Agreement bear interest at rates equal to, at the option of the Company, either (i) the greater of (a) the prime rate as publicly announced from time to time by JPMorgan Chase Bank, N.A. and (b) the federal funds effective rate plus 0.5%, or, (ii) the rate at the time offered to JPMorgan Chase Bank, N.A. in the Eurodollar market for amounts and periods comparable to the relevant loan plus, in either case, a margin that is determined based on the level of the Company’s Leverage Ratio, as defined in the Credit Agreement. The unused portion of the revolving credit facility under the Credit Agreement carries a commitment fee determined based on the level of the Leverage Ratio, as therein defined. The commitment fee for the unused portion of the revolving credit facility under the Credit Agreement ranges from .175% to .350%, based on achieving certain levels of the Leverage Ratio. As of December 25, 2010, the weighted average interest rate on borrowings outstanding was 1.14%.

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

Interest on borrowings under the Credit Agreement is based on interest rates that vary with changes in the rate offered to JPMorgan Chase Bank, N.A. in the Eurodollar market for amounts and periods comparable to the relevant loan and, therefore, borrowings under the Company’s revolving credit facility approximate fair value. Interest on the Company’s capital lease obligations is based on interest rates that approximate currently

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

available interest rates and, therefore, indebtedness under the Company’s capital lease obligations approximates fair value.

Landstar paid interest of $3,785,000 in 2010, $4,398,000 in 2009 and $7,904,000 in 2008.

(8)	Leases

The future minimum lease payments under all noncancelable leases at December 25, 2010, principally for trailing equipment, are shown in the following table (in thousands):

	Capital	Operating
	Leases	Leases

2011	$23,570	$2,554
2012	11,173	2,165
2013	4,319	1,260
2014	3,595	822
2015	1,313	631
Thereafter	—	1,436

	43,970	$8,868

Less amount representing interest (3.0% to 5.9%)	2,359

Present value of minimum lease payments	$41,611

Total rent expense, net of sublease income, was $356,000 in 2010, $2,664,000 in 2009 and $5,744,000 in 2008.

(9)	Share-Based Payment Arrangements

Employee Equity Plans

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

In revising the ESOSIP, the Company did not increase the number of shares available for grant under the 2002 Employee Stock Option Plan. As originally adopted, 800,000 shares were authorized for issuance. Through the adjustment provisions of the 2002 Employee Stock Option Plan, to reflect stock splits with respect to the Company’s common stock, the number of shares authorized for issuance had been adjusted to be 6,400,000 shares. Awards of restricted stock, performance shares or other stock-based awards now authorized under the ESOSIP will be made from the existing pool of shares available under the 2002 Employee Stock Option Plan. Moreover, to the extent that the awards of restricted stock, performance shares or other stock-based awards provide the recipient with the “full value” of the shares, and the settlement of an existing obligation is not otherwise payable in cash, each share granted will count as two shares against the share limit in the ESOSIP. Certain provisions in the

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

agreements for awards of stock options allow for the automatic vesting of outstanding stock options if there is a change in control of the Company.

As of December 25, 2010, the Company had an employee stock option plan, initially approved in 1993 and subsequently amended (the “1993 ESOP”) and the ESOSIP (together referred to as the “Plans”). No further grants can be made under the 1993 ESOP as its term for granting stock options has expired. Amounts recognized in the financial statements with respect to these Plans are as follows (in thousands):

	Fiscal Years
	2010	2009	2008

Total cost of the Plans during the period	$4,769	$4,968	$6,636
Amount of related income tax benefit recognized during the period	1,194	1,163	1,973

Net cost of the Plans during the period	$3,575	$3,805	$4,663

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

The fair value of each option grant on its grant date was calculated using the Black-Scholes option pricing model with the following weighted average assumptions for grants made in 2010, 2009 and 2008:

	2010	2009	2008

Expected volatility	37.0%	38.0%	33.0%
Expected dividend yield	0.400%	0.400%	0.375%
Risk-free interest rate	2.50%	1.50%	3.00%
Expected lives (in years)	4.2	4.4	4.1

The Company utilizes historical data, including exercise patterns and employee departure behavior, in estimating the term options will be outstanding. Expected volatility was based on historical volatility and other factors, such as expected changes in volatility arising from planned changes to the Company’s business, if any. The risk-free interest rate was based on the yield of zero coupon U.S. Treasury bonds for terms that approximated the terms of the options granted. The weighted average grant date fair value of stock options granted during 2010, 2009 and 2008 was $12.03, $12.30 and $12.60, respectively.

The total intrinsic value of stock options exercised during 2010, 2009 and 2008 was $9,657,000, $3,816,000 and $11,587,000, respectively. At December 25, 2010, the total intrinsic value of options outstanding was $2,342,000. As of December 25, 2010, there were 1,349,313 stock options outstanding that were out-of-the-money based on that day’s per share closing market price of $40.75 as reported on the NASDAQ Global Select Market. The remaining 946,518 stock options outstanding as of December 25, 2010 that were in-the-money had an aggregate intrinsic value of $5,261,000. At December 25, 2010, the total intrinsic value of options outstanding and exercisable was $1,775,000.

As of December 25, 2010, there was $9,551,000 of total unrecognized compensation cost related to non-vested stock options granted under the Plans. The unrecognized compensation cost related to these non-vested options is expected to be recognized over a weighted average period of 2.7 years.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes information regarding the Company’s stock options under the Plans:

	Options Outstanding		Options Exercisable
		Weighted Average		Weighted Average
		Exercise Price		Exercise Price
	Shares	per Share	Shares	per Share

Options at December 29, 2007	2,199,308	$31.11	747,626	$24.73
Granted	777,500	$42.30
Exercised	(467,164)	$26.22
Forfeited	(4,000)	$44.63

Options at December 27, 2008	2,505,644	$35.47	822,211	$30.75
Granted	367,000	$38.20
Exercised	(207,342)	$19.31
Forfeited	(107,500)	$42.77

Options at December 26, 2009	2,557,802	$36.86	1,225,802	$32.43
Granted	230,250	$37.41
Exercised	(424,354)	$20.73
Forfeited	(67,867)	$42.64

Options at December 25, 2010	2,295,831	$39.73	936,081	$38.85

The following tables summarize stock options outstanding and exercisable at December 25, 2010:

	Options Outstanding
		Weighted Average	Weighted Average
	Number	Remaining Contractual	Exercise Price
Range of Exercise Prices Per Share	Outstanding	Life (Years)	per Share

$ 8.56 - $10.00	6,400	0.5	$8.56
$10.01 - $15.00	31,600	2.0	$14.62
$15.01 - $25.00	55,019	3.1	$19.58
$25.01 - $35.00	116,401	4.2	$32.57
$35.01 - $40.00	737,098	7.7	$37.88
$40.01 - $45.00	1,265,313	6.3	$42.58
$45.01 - $48.15	84,000	7.0	$47.95

	2,295,831	6.5	$39.73

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Options Exercisable
		Weighted Average	Weighted Average
	Number	Remaining Contractual	Exercise Price
Range of Exercise Prices Per Share	Exercisable	Life (Years)	per Share

$ 8.56 - $10.00	6,400	0.5	$8.56
$10.01 - $15.00	31,600	2.0	$14.62
$15.01 - $25.00	55,019	3.1	$19.58
$25.01 - $35.00	116,401	4.2	$32.57
$35.01 - $40.00	119,748	4.7	$37.11
$40.01 - $45.00	574,513	5.6	$43.49
$45.01 - $48.15	32,400	7.1	$48.05

	936,081	5.1	$38.85

As noted above, the ESOSIP provides the Compensation Committee of the Board of Directors with the authority to issues shares of common stock of the Company, subject to certain vesting and other restrictions on transfer (“restricted stock”). Shares of restricted stock generally are granted under the ESOSIP subject to vesting in three year annual installments or 100% on the third or fifth anniversary of the date of grant and the shares of restricted stock remain subject to forfeiture unless the grantee remains continuously employed with the Company or a subsidiary thereof through the applicable vesting date. The fair value of each share of non-vested restricted stock issued under the Plans is based on the fair value of a share of the Company’s common stock on the date of grant.

The following table summarizes information regarding the Company’s non-vested restricted stock under the ESOSIP:

	Number of	Grant Date
	Shares	Fair Value

Non-vested restricted stock outstanding at December 26, 2009	11,500	$34.82
Granted	18,354	$42.41

Non-vested restricted stock outstanding at December 25, 2010	29,854	$39.49

As of December 25, 2010, there was $860,000 of total unrecognized compensation cost related to non-vested shares of restricted stock granted under the Plans. The unrecognized compensation cost related to these non-vested shares of restricted stock is expected to be recognized over a weighted average period of 2.7 years.

As of December 25, 2010, there were 4,701,048 shares of the Company’s common stock reserved for issuance under the Plans.

Directors’ Stock Compensation Plan

Effective upon the completion of the 2010 Annual Meeting of Stockholders, upon election or re-election to the Board of Directors for a three year term, outside members of the Board of Directors may receive a grant of such number of restricted shares of the Company’s common stock equal to the quotient of $225,000 divided by the fair market value of a share of common stock on the date immediately following the date of such Director’s re-election or election to the Board. In 2010, 9,954 restricted shares were granted to outside Directors upon their re-election to the Board. The restricted shares vest in three equal annual installments on the first three annual anniversary dates of the date of grant. During 2010, $98,000 of compensation cost was recorded for the grant of these restricted shares.

Prior to 2010, under the Directors’ Stock Compensation Plan, outside members of the Board of Directors who were elected or re-elected to the Board received 6,000 shares of common stock of the Company, subject

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to certain restrictions including restrictions on transfer. The Company issued 12,000 shares of the Company’s common stock to members of the Board of Directors upon such members’ re-election at the 2008 annual stockholders’ meetings. During 2008, the Company reported $634,000 in compensation expense representing the fair market value of these share awards. There were no such shares issued in 2009. As of December 25, 2010, there were 128,469 shares of the Company’s common stock reserved for issuance upon the grant of common stock under the Directors’ Stock Compensation Plan.

(10)	Equity

On January 28, 2009, Landstar System, Inc. announced that it had been authorized by its Board of Directors to purchase up to an additional 1,569,377 shares of its common stock from time to time in the open market and in privately negotiated transactions. During its 2010 third fiscal quarter, the Company completed the purchase of shares authorized for purchase under this program. On August 23, 2010, Landstar System, Inc. announced that it had been authorized by its Board of Directors to purchase up to 2,000,000 shares of its common stock from time to time in the open market and in privately negotiated transactions. As of December 25, 2010, Landstar may purchase 722,662 shares of its common stock under this authorization. No specific expiration date has been assigned to the August 23, 2010 authorization. During 2010, Landstar purchased a total 2,652,791 shares of its common stock at a total cost of $102,736,000 pursuant to its previously announced stock purchase programs.

The Company has 2,000,000 shares of preferred stock authorized and unissued.

(11)	Commitments and Contingencies

At December 25, 2010, in addition to the $44,715,000 letters of credit secured by investments, Landstar had $33,699,000 of letters of credit outstanding under the Company’s Credit Agreement.

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

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

However, the new ruling of the Appellate Court reversed the District Court’s ruling that an old version of the lease formerly used by Defendants but not in use with any current BCO Independent Contractor complied with applicable disclosure requirements under the federal leasing regulations with respect to adjustments to amounts payable to BCO Independent Contractors on certain loads sourced from the U.S. Department of Defense. The Appellate Court then remanded the case to the District Court to permit the Plaintiffs to seek injunctive relief with respect to this violation of the federal leasing regulations and to hold an evidentiary hearing to give the Named Plaintiffs an opportunity to produce evidence of any damages they actually sustained as a result of such violation.

On December 8, 2010, the Appellate Court denied the Plaintiffs’ petition seeking rehearing en banc of the Appellate Court’s October 4, 2010 ruling. The Defendants anticipate that the Plaintiffs will petition the United States Supreme Court to seek to further appeal all or a portion of the Appellate Court’s October 4, 2010 ruling; however, there can be no assurance as to the outcome of any such petition.

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

(12)	Segment Information

Landstar markets its freight transportation services and supply chain solutions primarily through independent commission sales agents who enter into contractual arrangements with the Company and are responsible for locating freight, making that freight available to Landstar’s capacity providers and coordinating the transportation of the freight with customers and capacity providers. The Company’s third party capacity providers consist of independent contractors who provide truck capacity to the Company under exclusive lease arrangements (the “BCO Independent Contractors”), unrelated trucking companies who provide truck capacity to the Company under non-exclusive contractual arrangements (the “Truck Brokerage Carriers”), air cargo carriers, ocean cargo carriers, railroads and independent warehouse capacity providers (“Warehouse Capacity Owners”). The Company has contracts with all of the Class 1 domestic and Canadian railroads and certain short-line railroads and contracts with domestic and international airlines and ocean lines. Through this

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

network of agents and capacity providers linked together by Landstar’s technological applications, Landstar operates a transportation services and supply chain solutions business primarily throughout North America with revenue of $2.4 billion during the most recently completed fiscal year. The Company reports the results of two operating segments: the transportation logistics segment and the insurance segment.

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

No single customer accounted for more than 10% of consolidated revenue in 2010, 2009 or 2008. Substantially all of the Company’s revenue is generated in North America, primarily through customers located in the United States.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables summarize information about the Company’s reportable business segments as of and for the fiscal years ending December 25, 2010, December 26, 2009 and December 27, 2008 (in thousands):

	Transportation
	Logistics	Insurance	Total

2010
External revenue	$2,366,032	$34,138	$2,400,170
Internal revenue		27,535	27,535
Investment income		1,558	1,558
Interest and debt expense	3,623		3,623
Depreciation and amortization	24,804		24,804
Operating income	116,512	23,459	139,971
Expenditures on long-lived assets	27,505		27,505
Goodwill	57,470		57,470
Capital lease additions	14,986		14,986
Total assets	576,334	107,548	683,882
2009
External revenue	$1,972,863	$35,933	$2,008,796
Internal revenue		27,179	27,179
Investment income		1,268	1,268
Interest and debt expense	4,030		4,030
Depreciation and amortization	23,528		23,528
Operating income	88,176	25,566	113,742
Expenditures on long-lived assets	2,715		2,715
Goodwill	57,470		57,470
Capital lease additions	12,284		12,284
Total assets	524,584	124,208	648,792
2008
External revenue	$2,606,216	$36,853	$2,643,069
Internal revenue		27,565	27,565
Investment income		3,339	3,339
Interest and debt expense	7,351		7,351
Depreciation and amortization	20,960		20,960
Operating income	148,385	38,456	186,841
Expenditures on long-lived assets	8,289		8,289
Goodwill	31,134		31,134
Capital lease additions	4,802		4,802
Total assets	530,163	133,367	663,530

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Landstar System, Inc.:

We have audited the accompanying consolidated balance sheets of Landstar System, Inc. and subsidiary (the Company) as of December 25, 2010 and December 26, 2009, and the related consolidated statements of income, changes in equity and cash flows for the fiscal years ended December 25, 2010, December 26, 2009 and December 27, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Landstar System, Inc. and subsidiary as of December 25, 2010 and December 26, 2009, and the results of their operations and their cash flows for the fiscal years ended December 25, 2010, December 26, 2009 and December 27, 2008, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Landstar System, Inc.’s internal control over financial reporting as of December 25, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 22, 2011, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/  KPMG LLP

February 22, 2011
Jacksonville, Florida
Certified Public Accountants

LANDSTAR SYSTEM, INC. AND SUBSIDIARY
QUARTERLY FINANCIAL DATA
(Dollars in thousands, except per share amounts)
(Unaudited)

	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter
	2010	2010	2010	2010

Revenue	$587,535	$622,826	$641,721	$548,088

Operating income	$35,808	$35,886	$39,982	$28,295

Income before income taxes	$34,884	$34,851	$39,172	$27,441
Income taxes	11,005	13,315	14,962	10,484

Net income	$23,879	$21,536	$24,210	$16,957

Less: Net loss attributable to noncontrolling interest	(220)	(266)	(227)	(219)

Net income attributable to Landstar System, Inc. and subsidiary	$24,099	$21,802	$24,437	$17,176

Earnings per common share attributable to Landstar System, Inc. and subsidiary(1)	$0.50	$0.44	$0.49	$0.34

Diluted earnings per share attributable to Landstar System, Inc. and subsidiary(1)	$0.50	$0.44	$0.49	$0.34

Dividends paid per common share	$0.0500	$0.0500	$0.0450	$0.0450

	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter
	2009	2009	2009	2009

Revenue	$547,715	$500,670	$491,164	$469,247

Operating income	$27,570	$32,678	$29,776	$23,718

Income before income taxes	$26,633	$31,721	$28,803	$22,555
Income taxes	8,296	11,859	10,946	8,661

Net income	$18,337	$19,862	$17,857	$13,894

Less: Net loss attributable to noncontrolling interest	(231)	(214)	—	—

Net income attributable to Landstar System, Inc. and subsidiary	$18,568	$20,076	$17,857	$13,894

Earnings per common share attributable to Landstar System, Inc. and subsidiary(1)	$0.37	$0.39	$0.35	$0.27

Diluted earnings per share attributable to Landstar System, Inc. and subsidiary(1)	$0.37	$0.39	$0.35	$0.27

Dividends paid per common share	$0.0450	$0.0450	$0.0400	$0.0400

(1)	Due to the changes in the number of average common shares and common stock equivalents outstanding during the year, the sum of earnings per share amounts for each quarter do not necessarily sum in the aggregate to the earnings per share amounts for the full year.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Landstar System, Inc.:

Under date of February 22, 2011, we reported on the consolidated balance sheets of Landstar System, Inc. and subsidiary (the Company) as of December 25, 2010 and December 26, 2009, and the related consolidated statements of income, changes in equity and cash flows for the fiscal years ended December 25, 2010, December 26, 2009 and December 27, 2008, which are included in the 2010 annual report to shareholders. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedules as listed in Item 15(a) (2). These financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/  KPMG LLP

February 22, 2011
Jacksonville, Florida
Certified Public Accountants

LANDSTAR SYSTEM, INC.

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT
PARENT COMPANY ONLY BALANCE SHEET INFORMATION
(Dollars in thousands, except per share amounts)

	Dec. 25,	Dec. 26,
	2010	2009

ASSETS
Investment in Landstar System Holdings, Inc., net of advances	$250,967	$268,151

Total assets	$250,967	$268,151

LIABILITIES AND EQUITY
Equity
Landstar System, Inc. and subsidiary shareholders’ equity:
Common stock, $0.01 par value, authorized 160,000,000 shares, issued 66,535,169 and 66,255,358	$665	$663
Additional paid-in capital	169,268	161,261
Retained earnings	844,132	766,040
Cost of 18,674,902 and 16,022,111 shares of common stock in treasury	(763,182)	(660,446)
Accumulated other comprehensive income	881	498

Total Landstar System, Inc. and subsidiary shareholders’ equity	251,764	268,016
Noncontrolling interest	(797)	135

Total liabilities and equity	$250,967	$268,151

See Report of Independent Registered Public Accounting Firm.

LANDSTAR SYSTEM, INC.

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT
PARENT COMPANY ONLY STATEMENT OF INCOME INFORMATION
(Dollars in thousands, except per share amounts)

	Fiscal Years Ended
	Dec. 25,	Dec. 26,	Dec. 27,
	2010	2009	2008

Equity in undistributed earnings of Landstar System Holdings, Inc.	$87,395	$70,341	$110,331
Income taxes	(119)	(54)	(599)

Net income attributable to Landstar System, Inc. and subsidiary	$87,514	$70,395	$110,930

Earnings per common share attributable to Landstar System, Inc. and subsidiary	$1.77	$1.38	$2.11

Diluted earnings per share attributable to Landstar System, Inc. and subsidiary	$1.77	$1.37	$2.10

Dividends paid per common share	$0.190	$0.170	$0.155

Average number of shares outstanding:
Earnings per common share	49,523,000	51,095,000	52,503,000

Diluted earnings per share	49,580,000	51,280,000	52,854,000

See Report of Independent Registered Public Accounting Firm.

LANDSTAR SYSTEM, INC.

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT
PARENT COMPANY ONLY STATEMENT OF CASH FLOWS INFORMATION
(Dollars in thousands)

	Fiscal Years Ended
	Dec. 25,	Dec. 26,	Dec. 27,
	2010	2009	2008

Operating Activities
Net income	$87,514	$70,395	$110,930
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of Landstar System Holdings, Inc.	(87,395)	(70,341)	(110,331)

Net Cash Provided By Operating Activities	119	54	599

Investing Activities
Additional investments in and advances from Landstar System Holdings, Inc., net	108,617	61,941	44,972

Net Cash Provided By Investing Activities	108,617	61,941	44,972

Financing Activities
Excess tax benefit on stock option exercises	1,580	773	2,231
Proceeds from exercises of stock options	1,660	1,128	12,249
Dividends paid	(9,422)	(8,686)	(8,136)
Purchases of common stock	(102,736)	(55,757)	(51,576)

Net Cash Used By Financing Activities	(108,918)	(62,542)	(45,232)

Effect of exchange rate changes on cash and cash equivalents	182	547	(339)
Change in cash and cash equivalents	0	0	0
Cash and cash equivalents at beginning of period	0	0	0

Cash and cash equivalents at end of period	$0	$0	$0

See Report of Independent Registered Public Accounting Firm.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
For the Fiscal Year Ended December 25, 2010
(Dollars in thousands)

COL A	COL B	COL C		COL D	COL E
		Additions
			Charged to
	Balance at	Charged to	Other	Deductions	Balance at
	Beginning of	Costs and	Accounts	Describe	End of
	Period	Expenses	Describe	(A)	Period

Description
Allowance for doubtful accounts:
Deducted from trade receivables	$5,547	$1,395		$(1,618)	$5,324
Deducted from other receivables	6,727	2,516		(1,744)	7,499
Deducted from other non-current receivables	319	5		(12)	312

	$12,593	$3,916		$(3,374)	$13,135

(A)	Write-offs, net of recoveries.

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

Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, an evaluation was carried out, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended). Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of December 25, 2010 to provide reasonable assurance that information required to be disclosed by the Company in reports that it filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

Management, with the participation of the Company’s principal executive and principal financial officers, assessed the effectiveness of the Company’s internal control over financial reporting as of December 25, 2010. This assessment was performed using the criteria established under the Internal Control-Integrated Framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

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

Based on the assessment performed using the criteria established by COSO, management has concluded that the Company maintained effective internal control over financial reporting as of December 25, 2010.

KPMG LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K for the fiscal year ended December 25, 2010, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting. Such report appears immediately below.

(b)  Attestation Report of the Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Landstar System, Inc:

We have audited Landstar System, Inc.’s internal control over financial reporting as of December 25, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Landstar System, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Landstar System, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 25, 2010, based on criteria established in Internal Control — Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Landstar System, Inc. and subsidiary as of December 25, 2010 and December 26, 2009, and the related consolidated statements of income, changes in equity, and cash flows for the fiscal years ended December 25, 2010, December 26, 2009 and December 27, 2008, and our report dated February 22, 2011, expressed an unqualified opinion on those consolidated financial statements.

/S/ KPMG LLP

February 22, 2011
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

Effective February 21, 2011, the Board of Directors of the Company adopted Amended and Restated Bylaws (the “Amended and Restated Bylaws”) of the Company, superseding and replacing the Company’s existing bylaws (the “Previous Bylaws”). The changes to the Previous Bylaws effected by the Amended and Restated Bylaws are summarized below:

•	Sections 1.07 and 1.08 were amended to clarify that (i) broker non-votes are considered present for purposes of establishing a quorum for the transaction of business at a meeting of stockholders and (ii) abstentions and broker non-votes are not counted as votes cast in calculating whether or not a majority or plurality of votes were cast in connection with a matter voted upon by stockholders.

•	Section 1.08 was amended to provide that (i) a majority of votes cast is necessary for the election of a director in an uncontested election and (ii) a plurality of votes cast is necessary for the election of a director in a contested election.

•	Section 2.02 was amended to permit one or more directors to be nominated and elected to a Class of the Board of Directors having a term that expires in fewer than three years from the date of the annual meeting at which such director or directors are elected, if necessary in furtherance of the requirement in the bylaws that the Classes of the Board be as equal in size as possible.

•	Sections 2.12 and 2.13 were amended to correct certain inconsistencies with provisions of the certificate of incorporation.

•	A new Section 8.09 was added that provides that the Court of Chancery of Delaware shall be the exclusive forum for any (i) derivative actions, (ii) breach of fiduciary duty claims, (iii) claims arising under the Delaware General Corporation Law or the corporation’s certificate of incorporation or bylaws, or (iv) actions asserting a claim governed by the internal affairs doctrine.

The foregoing summary of the changes to the Previous Bylaws effected by the Amended and Restated Bylaws is not intended to be complete and is qualified in its entirety by reference to the Amended and Restated Bylaws, attached as Exhibit 3.2 to this Form 10-K.

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

(3) Exhibits

Exhibit
No.		Description

(3)		Articles of Incorporation and By-Laws:
3.1		Restated Certificate of Incorporation of the Company dated March 6, 2006, including Certificate of Designation of Junior Participating Preferred Stock dated February 10, 1993. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (Commission File No. 0-21238))
3	.2*	The Company’s Bylaws, as amended and restated on February 21, 2011.
(4)		Instruments defining the rights of security holders, including indentures:
4.1		Specimen of Common Stock Certificate. (Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 33-57174))
4.2		Credit Agreement, dated as of June 27, 2008, among LSHI, Landstar, the lenders named therein and JPMorgan Chase Bank, N.A., as administrative agent (including exhibits and schedules thereto). (Incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K filed on July 3, 2008 (Commission File No. 0-21238))
(10)		Material contracts:
10	.1+	Landstar System, Inc. Executive Incentive Compensation Plan (Incorporated by reference to Exhibit A to the Registrant’s Definitive Proxy Statement filed on April 2, 2007 (Commission File No. 0-21238))

Exhibit
No.		Description

10	.2+	Amendment to the Landstar System, Inc. Executive Incentive Compensation Plan, effective as of December 3, 2008 (Incorporated by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 27, 2008 (Commission File No. 0-21238))
10	.3+	Landstar System, Inc. Supplemental Executive Retirement Plan, as amended and restated as of January 1, 2010 (Incorporated by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 26, 2009 (Commission File No. 0-21238))
10	.4+	Landstar System, Inc. 1993 Stock Option Plan, as amended as of December 31, 2008 (Incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed on January 7, 2009 (Commission File No. 0-21238))
10	.5+	Amended and Restated Landstar System, Inc. 2002 Employee Stock Option and Stock Incentive Plan (Incorporated by reference to Exhibit A to the Registrant’s Definitive Proxy Statement filed on March 23, 2009 (Commission File No. 0-21238))
10	.6+	Directors Stock Compensation Plan, as amended and restated as of February 22, 2010 (Incorporated by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 26, 2009 (Commission File No. 0-21238))
10	.7+	Form of Indemnification Agreement between the Company and each of the directors and executive officers of the Company. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 27, 2003 (Commission No. 0-21238))
10	.8+	Form of Key Executive Employment Protection Agreement between Landstar System, Inc. and each of the Executive Officers of the Company (Incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 30, 2006 (Commission File No. 0-21238))
10	.9+	Form of Amendment to Key Executive Employment Protection Agreement between Landstar System, Inc. and each of the Executive Officers of the Company
10	.10+	Letter Agreement, dated July 2, 2002 from Jeffrey C. Crowe to Henry H. Gerkens. (Incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 28, 2002 (Commission File No. 0-21238))
10	.11+	Letter Agreement, dated December 31, 2008, between Landstar System, Inc. and Henry H. Gerkens (Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on December 31, 2008 (Commission File No. 0-21238))
10	.12+	Consulting Services Agreement, dated as of December 18, 2009, between Landstar System, Inc. and Jeffrey C. Crowe (Incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 26, 2009 (Commission File No. 0-21238))
10	.13+*	Employment Separation Agreement, Waiver and Release, dated January 26, 2011, between Landstar System, Inc. and James M. Handoush
(21)		Subsidiaries of the Registrant:
21	.1*	List of Subsidiary Corporations of the Registrant
(23)		Consents of experts and counsel:
23	.1*	Consent of KPMG LLP as Independent Registered Public Accounting Firm
(24)		Power of attorney:
24	.1*	Powers of Attorney
(31)		Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002:
31	.1*	Chief Executive Officer certification, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31	.2*	Chief Financial Officer certification, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(32)		Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002:
32	.1**	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32	.2**	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	.INS**	XBRL Instance Document
101	.SCH**	XBRL Schema Document

Exhibit
No.		Description

101	.CAL**	XBRL Calculation Linkbase Document
101	.LAB**	XBRL Labels Linkbase Document
101	.PRE**	XBRL Presentation Linkbase Document
101	.DEF**	XBRL Definition Linkbase Document

+	management contract or compensatory plan or arrangement

*	Filed herewith.

**	Furnished herewith.

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

Date: February 22, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature		Title	Date

/s/ Henry H. Gerkens Henry H. Gerkens		Chairman, President and Chief Executive Officer; Principal Executive Officer	February 22, 2011

/s/ James B. Gattoni James B. Gattoni		Vice President and Chief Financial Officer; Principal Accounting Officer	February 22, 2011

* David G. Bannister		Director	February 22, 2011

* Jeffrey C. Crowe		Director	February 22, 2011

* William S. Elston		Director	February 22, 2011

* Michael A. Henning		Director	February 22, 2011

* Diana M. Murphy		Director	February 22, 2011

By:	/s/ Michael K. Kneller Michael K. Kneller Attorney In Fact*