Form 10-Q
period 2011-03-26
LANDSTAR SYSTEM INC
filed 2011-04-29
CIK 853816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 26, 2011
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
     Yes ☐ No ☑
     The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of the close of business on April 18, 2011 was 47,882,197.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
     The interim consolidated financial statements contained herein reflect all adjustments (all of a normal, recurring nature) which, in the opinion of management, are necessary for a fair statement of the financial condition, results of operations, cash flows and changes in equity for the periods presented. They have been prepared in accordance with Rule 10-01 of Regulation S-X and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the thirteen weeks ended March 26, 2011, are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 2011.
     These interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s 2010 Annual Report on Form 10-K.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)
(Unaudited)

	March 26,	December 25,
	2011	2010
ASSETS
Current Assets
Cash and cash equivalents	$45,230	$44,706
Short-term investments	30,756	23,266
Trade accounts receivable, less allowance of $5,525 and $5,324	344,459	307,350
Other receivables, including advances to independent contractors, less allowance of $5,018 and $5,511	30,972	23,943
Deferred income taxes and other current assets	15,218	21,652

Total current assets	466,635	420,917

Operating property, less accumulated depreciation and amortization of $142,330 and $137,830	127,957	132,649
Goodwill	57,470	57,470
Other assets	62,373	72,846

Total assets	$714,435	$683,882

LIABILITIES AND EQUITY
Current Liabilities
Cash overdraft	$23,407	$24,877
Accounts payable	160,704	137,297
Current maturities of long-term debt	19,878	22,172
Insurance claims	43,027	40,215
Other current liabilities	55,072	53,785

Total current liabilities	302,088	278,346

Long-term debt, excluding current maturities	95,710	99,439
Insurance claims	31,627	31,468
Deferred income taxes	22,573	23,662

Equity
Landstar System, Inc. and subsidiary shareholders’ equity
Common stock, $0.01 par value, authorized 160,000,000 shares, issued 66,554,156 and 66,535,169 shares	666	665
Additional paid-in capital	161,543	169,268
Retained earnings	862,357	844,132
Cost of 18,675,959 and 18,674,902 shares of common stock in treasury	(763,223)	(763,182)
Accumulated other comprehensive income	1,094	881

Total Landstar System, Inc. and subsidiary shareholders’ equity	262,437	251,764

Noncontrolling interest	—	(797)

Total equity	262,437	250,967

Total liabilities and equity	$714,435	$683,882

See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share amounts)
(Unaudited)

	Thirteen Weeks Ended
	March 26,	March 27,
	2011	2010
Revenue	$571,986	$548,088
Investment income	528	285
Costs and expenses:
Purchased transportation	431,378	417,201
Commissions to agents	44,171	40,408
Other operating costs	7,944	7,536
Insurance and claims	11,266	12,298
Selling, general and administrative	37,264	36,843
Depreciation and amortization	6,399	5,792

Total costs and expenses	538,422	520,078

Operating income	34,092	28,295
Interest and debt expense	828	854

Income before income taxes	33,264	27,441
Income taxes	12,707	10,484

Net income	20,557	16,957
Less: Net loss attributable to noncontrolling interest	(62)	(219)

Net income attributable to Landstar System, Inc. and subsidiary	$20,619	$17,176

Earnings per common share attributable to Landstar System, Inc. and subsidiary	$0.43	$0.34

Diluted earnings per share attributable to Landstar System, Inc. and subsidiary	$0.43	$0.34

Average number of shares outstanding:
Earnings per common share	47,870,000	50,207,000

Diluted earnings per share	47,900,000	50,318,000

Dividends paid per common share	$0.050	$0.045

See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Thirteen Weeks Ended
	March 26,	March 27,
	2011	2010
OPERATING ACTIVITIES
Net income	$20,557	$16,957
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of operating property and intangible assets	6,399	5,792
Non-cash interest charges	55	55
Provisions for losses on trade and other accounts receivable	1,226	1,027
Losses on sales/disposals of operating property, net	63	20
Deferred income taxes, net	(1,068)	(805)
Stock-based compensation	1,205	1,185
Changes in operating assets and liabilities:
Increase in trade and other accounts receivable	(45,364)	(22,882)
Decrease in other assets	5,870	5,977
Increase in accounts payable	23,407	12,475
Increase in other liabilities	1,283	7,490
Increase (decrease) in insurance claims	2,971	(3,182)

NET CASH PROVIDED BY OPERATING ACTIVITIES	16,604	24,109

INVESTING ACTIVITIES
Net change in other short-term investments	—	(1,237)
Sales and maturities of investments	23,870	6,082
Purchases of investments	(20,650)	(6,275)
Purchases of operating property	(1,808)	(22,239)
Proceeds from sales of operating property	300	55

NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	1,712	(23,614)

FINANCING ACTIVITIES
Decrease in cash overdraft	(1,470)	(5,628)
Dividends paid	(2,394)	(2,262)
Proceeds from exercises of stock options	70	159
Excess (shortfall) tax effect on stock option exercises	(181)	9
Borrowings on revolving credit facility	—	15,000
Purchases of common stock	—	(4,507)
Principal payments on capital lease obligations	(6,023)	(6,592)
Purchase of noncontrolling interest	(8,000)	—

NET CASH USED BY FINANCING ACTIVITIES	(17,998)	(3,821)

Effect of exchange rate changes on cash and cash equivalents	206	100

Increase (decrease) in cash and cash equivalents	524	(3,226)
Cash and cash equivalents at beginning of period	44,706	85,719

Cash and cash equivalents at end of period	$45,230	$82,493

See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
Thirteen Weeks Ended March 26, 2011
(Dollars in thousands)
(Unaudited)

	Landstar System, Inc. and Subsidiary Shareholders
							Accumulated
			Additional		Treasury Stock		Other	Non-
	Common Stock		Paid-In	Retained	at Cost		Comprehensive	controlling
	Shares	Amount	Capital	Earnings	Shares	Amount	Income	Interest	Total
Balance December 25, 2010	66,535,169	$665	$169,268	$844,132	18,674,902	$(763,182)	$881	$(797)	$250,967

Net income (loss)				20,619				(62)	20,557

Dividends paid ($0.05 per share)				(2,394)					(2,394)

Purchase of noncontrolling interest			(8,859)					859	(8,000)

Stock-based compensation			1,205						1,205

Exercises of stock options and issuance of non-vested stock, including shortfall tax effect	18,987	1	(71)		1,057	(41)			(111)

Foreign currency translation							206		206

Unrealized gain on available-for-sale investments, net of income taxes							7		7

Balance March 26, 2011	66,554,156	$666	$161,543	$862,357	18,675,959	$(763,223)	$1,094	$—	$262,437

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
(1) Noncontrolling Interest
          In the Company’s 2009 fiscal third quarter, the Company completed the acquisition of A3 Integration, LLC and its subsidiaries through A3i Acquisition LLC, an entity in which the Company owned 100% of the non-voting, preferred interests and, from the date of acquisition to January 2011, 75% of the voting, common equity interests. A subsidiary of the Company purchased the remaining 25% of the voting, common equity interests in A3i Acquisition, LLC in January 2011.
(2) Significant Accounting Policies
Financial Instruments
          The Company’s financial instruments include cash equivalents, short and long term investments, trade and other accounts receivable, accounts payable, other accrued liabilities, current and non-current insurance claims and long term debt plus current maturities (“Debt”). The carrying value of cash equivalents, trade and other accounts receivable, accounts payable, current insurance claims and other accrued liabilities approximate fair value as the assets and liabilities are short term in nature. Short and long term investments are carried at fair value as further described in the “Investments” footnote below. The carrying value of non-current insurance claims approximate fair value as the Company generally has the ability to, but is not required to, settle claims in a short term. The Company’s Debt includes borrowings under the Company’s revolving credit facility plus borrowings relating to capital lease obligations used to finance trailing equipment. The interest rates on borrowings under the revolving credit facility are typically tied to short-term LIBOR rates that adjust monthly and, as such, carrying value approximates fair value. Interest rates on borrowings under capital leases approximate the interest rates that would currently be available to the Company under similar terms and, as such, carrying value approximates fair value.
(3) Share-based Payment Arrangements
          As of March 26, 2011, the Company had an employee stock option plan (the “1993 Plan”), an employee stock option and stock incentive plan (the “ESOSIP”), and a stock compensation plan for members of its Board of Directors (the “Directors Stock Compensation Plan”) (each, a “Plan,” and collectively, the “Plans”). No further grants can be made under the 1993 Plan as its term for granting stock options has expired. Amounts recognized in the financial statements with respect to these Plans are as follows (in thousands):

	Thirteen Weeks Ended
	March 26,	March 27,
	2011	2010
Total cost of the Plans during the period	$1,205	$1,185

Amount of related income tax benefit recognized during the period	305	299

Net cost of the Plans during the period	$900	$886

     The fair value of each option grant on its grant date was calculated using the Black-Scholes option pricing model with the following weighted average assumptions for grants made in the 2011 and 2010 thirteen-week periods:

	2011	2010
Expected volatility	35.0%	37.0%
Expected dividend yield	0.450%	0.400%
Risk-free interest rate	1.75%	2.50%
Expected lives (in years)	4.0	4.2
          The Company utilizes historical data, including exercise patterns and employee departure behavior, in estimating the term that options will be outstanding. Expected volatility was based on historical volatility and other factors, such as expected changes in volatility arising from planned changes to the Company’s business, if any. The risk-free interest rate was based on the yield of zero coupon U.S. Treasury bonds for terms that approximated the terms of the options granted. The weighted average grant date fair value of stock options granted during the thirteen-week periods ended March 26, 2011 and March 27, 2010 was $12.05 and $11.98, respectively.
          The following table summarizes information regarding the Company’s stock options granted under the Plans:

			Weighted Average
		Weighted Average	Remaining
	Number of	Exercise Price	Contractual	Aggregate Intrinsic
	Options	per Share	Term (years)	Value (000s)
Options outstanding at December 25, 2010	2,295,831	$39.73
Granted	271,000	$41.81
Exercised	(69,348)	$37.40
Forfeited	(112,500)	$41.65

Options outstanding at March 26, 2011	2,384,983	$39.94	6.7	$11,799

Options exercisable at March 26, 2011	1,142,950	$39.38	5.4	$6,302

          The total intrinsic value of stock options exercised during the thirteen-week periods ended March 26, 2011 and March 27, 2010 was $410,000 and $532,000, respectively.
          As of March 26, 2011, there was $11,624,000 of total unrecognized compensation cost related to non-vested stock options granted under the Plans. The unrecognized compensation cost related to these non-vested options is expected to be recognized over a weighted average period of 3.2 years.
          The fair value of each share of non-vested restricted stock issued under the Plans is based on the fair value of a share of the Company’s common stock on the date of grant.
          The following table summarizes information regarding the Company’s non-vested restricted stock under the Plans:

		Weighted Average
	Number of	Grant Date
	Shares	Fair Value
Non-vested restricted stock outstanding at December 25, 2010	29,854	$39.49
Granted	6,900	$41.43
Vested	(2,772)	$39.10
Forfeited	(2,938)	$37.13

Non-vested restricted stock outstanding at March 26, 2011	31,044	$40.18

          As of March 26, 2011, there was $959,000 of total unrecognized compensation cost related to non-vested shares of restricted stock granted under the ESOSIP. The unrecognized compensation cost related to these non-vested shares of restricted stock is expected to be recognized over a weighted average period of 2.5 years.

          As of March 26, 2011, there were 128,469 shares of the Company’s common stock reserved for issuance under the Directors’ Stock Compensation Plan and 4,617,900 shares of the Company’s common stock reserved for issuance in the aggregate under the Company’s other Plans.
(4) Income Taxes
     The provisions for income taxes for the 2011 and 2010 thirteen-week periods were each based on an estimated full year combined effective income tax rate of approximately 38.2%, which was higher than the statutory federal income tax rate primarily as a result of state taxes, the meals and entertainment exclusion and non-deductible stock-based compensation.
(5) Earnings Per Share
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
     The following table provides a reconciliation of the average number of common shares outstanding used to calculate earnings per share attributable to Landstar System, Inc. and subsidiary to the average number of common shares and common share equivalents outstanding used to calculate diluted earnings per share attributable to Landstar System, Inc. and subsidiary (in thousands):

	Thirteen Weeks Ended
	March 26,	March 27,
	2011	2010
Average number of common shares outstanding	47,870	50,207
Incremental shares from assumed exercises of stock options	30	111

Average number of common shares and common share equivalents outstanding	47,900	50,318

     For the thirteen-week periods ended March 26, 2011 and March 27, 2010, there were 584,813 and 1,653,913 options outstanding, respectively, to purchase shares of common stock excluded from the calculation of diluted earnings per share attributable to Landstar System, Inc. and subsidiary because they were antidilutive.
(6) Additional Cash Flow Information
     During the 2011 thirteen-week period, Landstar paid income taxes and interest of $1,269,000 and $838,000, respectively. During the 2010 thirteen-week period, Landstar paid income taxes and interest of $1,795,000 and $895,000, respectively. Landstar did not enter into any capital leases in the 2011 thirteen-week period. Landstar acquired operating property by entering into capital leases in the amount of $6,897,000 in the 2010 thirteen-week period.
(7) Segment Information
     The following tables summarize information about Landstar’s reportable business segments as of and for the thirteen-week periods ended March 26, 2011 and March 27, 2010 (in thousands):

	Thirteen Weeks Ended
	March 26, 2011			March 27, 2010
	Transportation			Transportation
	Logistics	Insurance	Total	Logistics	Insurance	Total
External revenue	$563,467	$8,519	$571,986	$539,615	$8,473	$548,088
Investment income		528	528		285	285
Internal revenue		5,865	5,865		5,903	5,903
Operating income	28,183	5,909	34,092	22,527	5,768	28,295
Expenditures on long-lived assets	1,808		1,808	22,239		22,239
Goodwill	57,470		57,470	57,470		57,470

     In the thirteen-week period ended March 26, 2011, there were no customers who accounted for 10 percent or more of the Company’s revenue. In the thirteen-week period ended March 27, 2010, there was one customer who accounted for approximately 14 percent of the Company’s revenue.
(8) Comprehensive Income
     The following table includes the components of comprehensive income attributable to Landstar System, Inc. and subsidiary for the thirteen-week periods ended March 26, 2011 and March 27, 2010 (in thousands):

	Thirteen Weeks Ended
	March 26,	March 27,
	2011	2010
Net income attributable to Landstar System, Inc. and subsidiary	$20,619	$17,176
Unrealized holding gains on available-for-sale investments, net of income taxes	7	86
Foreign currency translation gains	206	100

Comprehensive income attributable to Landstar System, Inc. and subsidiary	$20,832	$17,362

     The unrealized holding gain on available-for-sale investments during the 2011 thirteen-week period represents the mark-to-market adjustment of $11,000, net of related income taxes of $4,000. The unrealized holding gain on available-for-sale investments during the 2010 thirteen-week period represents the mark-to-market adjustment of $133,000, net of related income taxes of $47,000. The foreign currency translation gain represents the unrealized net gain on the translation of the financial statements of the Company’s Canadian operations. Accumulated other comprehensive income as reported as a component of equity at March 26, 2011 of $1,094,000 represents the unrealized net gain on the translation of the financial statements of the Company’s Canadian operations of $596,000 and the cumulative unrealized holding gains on available-for-sale investments, net of income taxes, of $498,000.
(9) Investments
     Investments include investment-grade bonds and mortgage-backed securities having maturities of up to five years (the “bond portfolio”). Investments in the bond portfolio are reported as available-for-sale and are carried at fair value. Investments maturing less than one year from the balance sheet date are included in short-term investments and investments maturing more than one year from the balance sheet date are included in other assets in the consolidated balance sheets. Management has performed an analysis of the nature of the unrealized losses on available-for-sale investments to determine whether such losses are other-than-temporary. Unrealized losses, representing the excess of the purchase price of an investment over its fair value as of the end of a period, considered to be other-than-temporary are to be included as a charge in the statement of income while unrealized losses considered to be temporary are to be included as a component of equity. Investments whose values are based on quoted market prices in active markets are classified within Level 1. Investments that trade in markets that are not considered to be active, but are valued based on quoted market prices, are classified within Level 2. As Level 2 investments include positions that are not traded in active markets, valuations may be adjusted to reflect illiquidity and/or non-transferability, which are generally based on available market information. Transfers between levels are recognized as of the beginning of the period. Fair value of the bond portfolio was determined using Level 1 inputs related to U.S. Treasury obligations and money market investments and Level 2 inputs related to investment-grade corporate bonds, mortgage-backed securities and direct obligations of government agencies. Net unrealized gains on the investments in the bond portfolio were $771,000 and $760,000 at March 26, 2011 and December 25, 2010, respectively.
     The amortized cost and fair market values of available-for-sale investments are as follows at March 26, 2011 and December 25, 2010 (in thousands):

		Gross	Gross	Fair
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
March 26, 2011

Money market investments	$1,226	$—	$—	$1,226
Mortgage-backed securities	3,425	85	4	3,506
Corporate bonds and direct obligations of government agencies	54,409	773	65	55,117
U.S. Treasury obligations	14,591	3	21	14,573

Total	$73,651	$861	$90	$74,422

		Gross	Gross	Fair
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
December 25, 2010

Money market investments	$535	$—	$—	$535
Mortgage-backed securities	3,458	64	8	3,514
Corporate bonds and direct obligations of government agencies	60,330	872	151	61,051
U.S. Treasury obligations	12,584	6	23	12,567

Total	$76,907	$942	$182	$77,667

     For those available-for-sale investments with unrealized losses at March 26, 2011 and December 25, 2010, the following table summarizes the duration of the unrealized loss (in thousands):

	Less than 12 months		12 months or longer		Total
	Fair		Fair		Fair
	Market	Unrealized	Market	Unrealized	Market	Unrealized
	Value	Loss	Value	Loss	Value	Loss
March 26, 2011

Mortgage-backed securities	$516	$4	$—	$—	$516	$4
Corporate bonds and direct obligations of government agencies	9,801	65	—	—	9,801	65
U.S. Treasury obligations	774	21	—	—	774	21

Total	$11,091	$90	$—	$—	$11,091	$90

December 25, 2010

Mortgage-backed securities	$225	$8	$—	$—	$225	$8
Corporate bonds and direct obligations of government agencies	11,615	151	—	—	11,615	151
U.S. Treasury obligations	774	23	—	—	774	23

Total	$12,614	$182	$—	$—	$12,614	$182

(10) Commitments and Contingencies
     Short-term investments include $30,756,000 in current maturities of investments held by the Company’s insurance segment at March 26, 2011. These short-term investments together with $19,427,000 of the non-current portion of investments included in other assets at March 26, 2011 provide collateral for the $45,165,000 of letters of credit issued to guarantee payment of insurance claims. As of March 26, 2011, Landstar also had $33,699,000 of letters of credit outstanding under the Company’s credit agreement.
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
     On March 8, 2011, the Plaintiffs filed a petition with the United States Supreme Court to seek to further appeal certain portions of the Appellate Court’s October 4, 2010 ruling. On March 23, 2011, the Plaintiffs requested that the United States Supreme Court consolidate such petition with a petition OOIDA intends to file to seek to further appeal a decision of the United States Court of Appeals for the Ninth Circuit on January 20, 2011, in a case not otherwise involving the Company, Owner-Operator Indep. Drivers Ass’n, Inc., et al v. Swift Transp. Co., Inc.
     Although no assurances can be given with respect to the outcome of the Litigation, including the March 8, 2011 petition to the United States Supreme Court and any possible award of attorneys’ fees to the Plaintiffs, the Company believes that (i) no Plaintiff has sustained any actual damages as a result of any violations by the Defendants of the federal leasing regulations and (ii) injunctive relief, if any, that may be granted by the District Court on remand is unlikely to have a material adverse financial effect on the Company.
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
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion should be read in conjunction with the attached interim consolidated financial statements and notes thereto, and with the Company’s audited financial statements and notes thereto for the fiscal year ended December 25, 2010 and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 2010 Annual Report on Form 10-K.

FORWARD-LOOKING STATEMENTS
     The following is a “safe harbor” statement under the Private Securities Litigation Reform Act of 1995. Statements contained in this document that are not based on historical facts are “forward-looking statements.” This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Form 10-Q contain forward-looking statements, such as statements which relate to Landstar’s business objectives, plans, strategies and expectations. Terms such as “anticipates,” “believes,” “estimates,” “expects,” “plans,” “predicts,” “may,” “should,” “could,” “will,” the negative thereof and similar expressions are intended to identify forward-looking statements. Such statements are by nature subject to uncertainties and risks, including but not limited to: an increase in the frequency or severity of accidents or other claims; unfavorable development of existing accident claims; dependence on third party insurance companies; dependence on independent commission sales agents; dependence on third party capacity providers; substantial industry competition; disruptions or failures in our computer systems; changes in fuel taxes; status of independent contractors; a downturn in economic growth or growth in the transportation sector; acquired businesses; intellectual property; and other operational, financial or legal risks or uncertainties detailed in Landstar’s Form 10-K for the 2010 fiscal year, described in Item 1A “Risk Factors”, this report or in Landstar’s other Securities and Exchange Commission filings from time to time. These risks and uncertainties could cause actual results or events to differ materially from historical results or those anticipated. Investors should not place undue reliance on such forward-looking statements and the Company undertakes no obligation to publicly update or revise any forward-looking statements.
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
     The transportation logistics segment provides a wide range of transportation services and supply chain solutions. Transportation services offered by the Company include truckload and less-than-truckload transportation, rail intermodal, air cargo, ocean cargo, expedited ground and air delivery of time-critical freight, heavy-haul/specialized, U.S.-Canada and U.S.-Mexico cross-border, project cargo and customs brokerage. Supply chain solutions are based on advanced technology solutions offered by the Company and include integrated multi-modal solutions, outsourced logistics, supply chain engineering and warehousing. Also, supply chain solutions can be delivered through a software-as-a-service model. In the Company’s 2009 fiscal third quarter, the Company completed the acquisition of two companies that provide customers with supply chain solutions. With respect to one of these companies, the Company completed the acquisition of A3 Integration, LLC and its subsidiaries through A3i Acquisition LLC, an entity in which the Company owned 100% of the non-voting, preferred interests and, from the date of acquisition to January 2011, 75% of the voting, common equity interests. In January 2011, the Company purchased the remaining 25% of the voting, common equity interests in A3i Acquisition, LLC (“A3i”). Industries serviced by the transportation logistics segment include automotive products, paper, lumber and building products, metals, chemicals, foodstuffs, heavy machinery, retail, electronics, ammunition and explosives and military hardware. In addition, the transportation logistics segment provides transportation services to other transportation companies, including logistics and less-than-truckload service providers. Each of the independent commission sales agents has the opportunity to market all of the services provided by the transportation logistics segment.

Freight transportation services are typically charged to customers on a per shipment basis for the physical transportation of freight. Supply chain solution customers are generally charged fees for the services provided. Revenue recognized by the transportation logistics segment when providing capacity to customers to haul their freight is referred to herein as “transportation services revenue” and revenue for freight management services recognized on a fee-for-service basis is referred to herein as “transportation management fees.” During the thirteen weeks ended March 26, 2011, transportation services revenue hauled by BCO Independent Contractors, Truck Brokerage Carriers, rail intermodal, air cargo carriers and ocean cargo carriers represented 55%, 38%, 3%, 1%, and 2%, respectively, of the Company’s transportation logistics segment revenue. Transportation management fees represented 1% of the Company’s transportation logistics segment revenue in the thirteen-week period ended March 26, 2011.
     The insurance segment is comprised of Signature Insurance Company, a wholly owned offshore insurance subsidiary, and Risk Management Claim Services, Inc. This segment provides risk and claims management services to certain of Landstar’s operating subsidiaries. In addition, it reinsures certain risks of the Company’s BCO Independent Contractors and provides certain property and casualty insurance directly to certain of Landstar’s operating subsidiaries. Revenue, representing premiums on reinsurance programs provided to the Company’s BCO Independent Contractors, at the insurance segment represented approximately 1% of the Company’s total revenue for the thirteen weeks ended March 26, 2011.
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
     While customer demand, which is subject to overall economic conditions, ultimately drives increases or decreases in revenue, the Company primarily relies on its independent commission sales agents to establish customer relationships and generate revenue opportunities. Management’s primary focus with respect to revenue growth is on revenue generated by independent commission sales agents who on an annual basis generate $1 million or more of Landstar revenue (“Million Dollar Agents”). Management believes future revenue growth is primarily dependent on its ability to increase both the revenue generated by Million Dollar Agents and the number of Million Dollar Agents through a combination of recruiting new agents and increasing the revenue opportunities generated by existing independent commission sales agents. During the 2010 fiscal year, 468 independent commission sales agents generated $1 million or more of Landstar revenue and thus qualified as Million Dollar Agents. During the 2010 fiscal year, the average revenue generated by a Million Dollar Agent was $4,576,000 and revenue generated by Million Dollar Agents in the aggregate represented 89% of consolidated Landstar revenue.
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

	Thirteen Weeks Ended
	March 26,	March 27,
	2011	2010
Revenue generated through (in thousands):

BCO Independent Contractors	$306,894	$286,141
Truck Brokerage Carriers	213,723	219,755
Rail intermodal	16,465	14,776
Ocean cargo carriers	13,833	9,135
Air cargo carriers	7,560	4,603
Other (1)	13,511	13,678

	$571,986	$548,088

Number of loads:

BCO Independent Contractors	192,040	197,750
Truck Brokerage Carriers	135,740	149,350
Rail intermodal	7,260	6,870
Ocean cargo carriers	1,830	1,460
Air cargo carriers	1,950	1,500

	338,820	356,930

Revenue per load:

BCO Independent Contractors	$1,598	$1,447
Truck Brokerage Carriers	1,575	1,471
Rail intermodal	2,268	2,151
Ocean cargo carriers	7,559	6,257
Air cargo carriers	3,877	3,069

(1)	Includes premium revenue generated by the insurance segment and warehousing revenue and transportation management fees generated by the transportation logistics segment.
     Also critical to the Company’s success is its ability to secure capacity, particularly truck capacity, at rates that allow the Company to profitably transport customers’ freight. The following table summarizes available truck capacity providers:

	March 26, 2011	March 27, 2010
BCO Independent Contractors	7,697	7,800
Truck Brokerage Carriers:
Approved and active (1)	16,773	15,644
Other approved	9,347	9,674

	26,120	25,318

Total available truck capacity providers	33,817	33,118

Number of trucks provided by BCO Independent Contractors	8,226	8,384

(1)	Active refers to Truck Brokerage Carriers who moved at least one load in the 180 days immediately preceding the fiscal quarter end.
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
     In general, gross profit margin on revenue hauled by BCO Independent Contractors represents a fixed percentage of revenue due to the nature of the contracts that pay a fixed percentage of revenue to both the BCO Independent Contractors and independent commission sales agents. For revenue hauled by Truck Brokerage Carriers, gross profit margin is either fixed or variable as a percent of revenue, depending on the contract with each individual independent commission sales agent. Under certain contracts with independent commission sales agents, the Company retains a fixed percentage of revenue and the agent retains the amount remaining less the cost of purchased transportation (the “retention contracts”). Gross profit margin on revenue hauled by rail, air cargo carriers, ocean cargo carriers and Truck Brokerage Carriers, other than those under retention contracts, is variable in nature as the Company’s contracts with independent commission sales agents provide commissions to agents at a contractually agreed upon percentage of net revenue. Approximately 68% of the Company’s revenue in the thirteen-week period ended March 26, 2011 had a fixed gross profit margin.
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
     Depreciation and amortization primarily relate to depreciation of trailing equipment, amortization of intangible assets and depreciation of management information services equipment.
     The following table sets forth the percentage relationships of purchased transportation and commissions to agents, both being direct costs, to revenue and indirect costs as a percentage of gross profit for the periods indicated:

	Thirteen Weeks Ended
	March 26,	March 27,
	2011	2010
Revenue	100.0%	100.0%

Purchased transportation	75.4	76.1
Commissions to agents	7.7	7.4

Gross profit margin	16.9%	16.5%

Gross profit	100.0%	100.0%
Investment income	0.5	0.3
Indirect costs and expenses:
Other operating costs	8.2	8.3
Insurance and claims	11.7	13.6
Selling, general and administrative	38.6	40.7
Depreciation and amortization	6.6	6.4

Operating margin	35.4%	31.3%

THIRTEEN WEEKS ENDED MARCH 26, 2011 COMPARED TO THIRTEEN WEEKS ENDED MARCH 27, 2010
     Revenue for the 2011 thirteen-week period was $571,986,000, an increase of $23,898,000, or 4%, compared to the 2010 thirteen-week period. Revenue increased $23,852,000, or 4%, at the transportation logistics segment. Included in the 2011 and 2010 thirteen-week periods was $4,823,000 and $4,064,000, respectively, of transportation management fees. The increase in revenue at the transportation logistics segment was primarily attributable to a higher revenue per load of approximately 10%, partly offset by a 5% decrease in the number of loads hauled.
     Truck transportation revenue hauled by BCO Independent Contractors and Truck Brokerage Carriers (together the “third-party truck capacity providers”), which represented 91% of total revenue for the thirteen-week period ended March 26, 2011, was $520,617,000, an increase of $14,721,000, or 3%, compared to the 2010 thirteen-week period. The number of loads hauled by third-party truck capacity providers in the 2011 thirteen-week period decreased 6% compared to the 2010 thirteen-week period, while revenue per load increased 9% over the same period. The decrease in the number of loads hauled by third-party truck capacity providers was primarily attributable to an anticipated reduction of freight hauled on behalf of one customer in the Company’s less-than-truckload substitute line haul service offering. Less-than-truckload substitute line haul revenue was $19,350,000 and $77,220,000 in the 2011 and 2010 thirteen-week periods, respectively. The increase in revenue per load on revenue hauled by third-party truck capacity providers was primarily attributable to tighter truck capacity in the U.S market during the thirteen weeks ended March 26, 2011. Fuel surcharges on Truck Brokerage Carrier revenue identified separately in billings to customers and included as a component of Truck Brokerage Carrier revenue were $19,308,000 and $18,959,000 in the 2011 and 2010 periods, respectively. Fuel surcharges billed to customers on revenue hauled by BCO Independent Contractors are excluded from revenue.
     Transportation revenue hauled by rail intermodal, air cargo and ocean cargo carriers (together the “multimode capacity providers”), which represented 7% of total revenue for the thirteen-week period ended March 26, 2011, was $37,858,000, an increase of $9,344,000, or 33%, compared to the 2010 thirteen-week period. The number of loads hauled by multimode capacity providers in the 2011 thirteen-week period increased 12% compared to the 2010 thirteen-week period, while revenue per load increased 18% over the same period. The increase in revenue per load on revenue hauled by multimode capacity providers is influenced by many factors including the mode of transportation used, length of haul, complexity of freight, density of freight lanes and availability of capacity.
     Purchased transportation was 75.4% and 76.1% of revenue in the 2011 and 2010 thirteen-week periods, respectively. The decrease in purchased transportation as a percentage of revenue was primarily attributable to reduced less-than-truckload substitute line-haul revenue, which typically has a higher rate of purchased transportation, partially offset by an increased rate of purchased transportation paid to Truck Brokerage Carriers. Commissions to agents were 7.7% of revenue in the 2011 period and 7.4% of revenue in the 2010 period. The increase in commissions to agents as a percentage of revenue was primarily attributable to the overall increase in net revenue on freight hauled by Truck Brokerage Carriers.
     Investment income at the insurance segment was $528,000 and $285,000 in the 2011 and 2010 thirteen-week periods, respectively. The increase in investment income was primarily due to an increased average rate of return on investments held by the insurance segment in the 2011 period.
     Other operating costs were 8.2% and 8.3% of gross profit in the 2011 and 2010 periods, respectively. The decrease in other operating costs as a percentage of gross profit was primarily attributable to the effect of increased gross profit, partially offset by increased trailing equipment maintenance costs in the 2011 period. Insurance and claims were 11.7% of gross profit in the 2011 period and 13.6% of gross profit in the 2010 period. The decrease in insurance and claims as a percentage of gross profit was primarily due to the effect of increased gross profit and a decreased cost of cargo claims in the 2011 period. Selling, general and administrative costs were 38.6% of gross profit in the 2011 period and 40.7% of gross profit in the 2010 period. The decrease in selling, general and administrative costs as a percentage of gross profit was primarily attributable to the effect of increased gross profit and a lower provision for bonuses under the Company’s incentive compensation plan. Depreciation and amortization was 6.6% of gross profit in the 2011 period compared with 6.4% in the 2010 period. The increase in depreciation and amortization as a percentage of gross profit was primarily due to additions of company-owned trailing equipment which were purchased to replace older, fully depreciated trailing equipment.
     The provisions for income taxes for the 2011 and 2010 thirteen-week periods were based on an estimated full year combined effective income tax rate of approximately 38.2%, which was higher than the statutory federal income tax rate primarily as a result of state taxes, the meals and entertainment exclusion and non-deductible stock compensation expense.
     The net losses attributable to noncontrolling interest of $62,000 and $219,000 in the 2011 and 2010 thirteen-week periods, respectively, represent the noncontrolling investor’s 25 percent share of the net loss incurred by A3i through January 2011. The Company purchased the remaining 25 percent of A3i in January 2011.
     Net income attributable to the Company was $20,619,000, or $0.43 per common share ($0.43 per diluted share), in the 2011 thirteen-week period. Net income attributable to the Company was $17,176,000, or $0.34 per common share ($0.34 per diluted share), in the 2010 thirteen-week period.
CAPITAL RESOURCES AND LIQUIDITY
     Working capital and the ratio of current assets to current liabilities were $164,547,000 and 1.5 to 1, respectively, at March 26, 2011, compared with $142,571,000 and 1.5 to 1, respectively, at December 25, 2010. Landstar has historically operated with current ratios within the range of 1.5 to 1 to 2.0 to 1. Cash provided by operating activities was $16,604,000 in the 2011 thirteen-week period compared with $24,109,000 in the 2010 thirteen-week period. The decrease in cash flow provided by operating activities was primarily attributable to the timing of collections of trade receivables.
     The Company paid $0.05 per share, or $2,394,000, in cash dividends during the thirteen-week period ended March 26, 2011. It is the intention of the Board of Directors to continue to pay a quarterly dividend. As of March 26, 2011, the Company may purchase up to an additional 722,662 shares of its common stock under its authorized stock purchase program. Long-term debt, including current maturities, was $115,588,000 at March 26, 2011, $6,023,000 lower than at December 25, 2010.
     Equity was $262,437,000, or 69% of total capitalization (defined as long-term debt including current maturities plus equity), at March 26, 2011, compared to $250,967,000, or 67% of total capitalization, at December 25, 2010. The increase in equity was primarily a result of net income and the effect of the exercises of stock options during the period, partially offset by the purchase of the noncontrolling interest and dividends paid by the Company.
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
     At March 26, 2011, the Company had $80,000,000 in borrowings outstanding and $33,699,000 of letters of credit outstanding under the Credit Agreement. At March 26, 2011, there was $111,301,000 available for future borrowings under the Credit Agreement. In addition, the Company has $45,165,000 in letters of credit outstanding as collateral for insurance claims that are secured by investments and cash equivalents totaling $50,183,000. Investments, all of which are carried at fair value, include investment-grade bonds and mortgage-backed securities having maturities of up to five years. Fair value of investments is based primarily on quoted market prices. See Notes to Consolidated Financial Statements for further discussion on measurement of fair value of investments.
     Historically, the Company has generated sufficient operating cash flow to meet its debt service requirements, fund continued growth, both internal and through acquisitions, complete or execute share purchases of its common stock under authorized share purchase programs, pay dividends and meet working capital needs. As a non-asset based provider of transportation services and supply chain solutions, the Company’s annual capital requirements for operating property are generally for trailing equipment and management information services equipment. In addition, a significant portion of the trailing equipment used by the Company is provided by third party capacity providers, thereby reducing the Company’s capital requirements. During the 2011 thirteen-week period, the Company purchased $1,808,000 of operating property. Landstar anticipates purchasing approximately $42,000,000 in operating property, primarily new trailing equipment to replace older trailing equipment and information technology equipment, during the remainder of fiscal year 2011 either by purchase or lease financing.
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
     On March 8, 2011, the Plaintiffs filed a petition with the United States Supreme Court to seek to further appeal certain portions of the Appellate Court’s October 4, 2010 ruling. On March 23, 2011, the Plaintiffs requested that the United States Supreme Court consolidate such petition with a petition OOIDA intends to file to seek to further appeal a decision of the United States Court of Appeals for the Ninth Circuit on January 20, 2011, in a case not otherwise involving the Company, Owner-Operator Indep. Drivers Ass’n, Inc., et al v. Swift Transp. Co., Inc.
     Although no assurances can be given with respect to the outcome of the Litigation, including the March 8, 2011 petition to the United States Supreme Court and any possible award of attorneys’ fees to the Plaintiffs, the Company believes that (i) no Plaintiff has sustained any actual damages as a result of any violations by the Defendants of the federal leasing regulations and (ii) injunctive relief, if any, that may be granted by the District Court on remand is unlikely to have a material adverse financial effect on the Company.
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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
     The allowance for doubtful accounts for both trade and other receivables represents management’s estimate of the amount of outstanding receivables that will not be collected. Historically, management’s estimates for uncollectible receivables have been materially correct. Although management believes the amount of the allowance for both trade and other receivables at March 26, 2011 is appropriate, a prolonged period of low or no economic growth may adversely affect the collection of these receivables. Conversely, a more robust economic environment may result in the realization of some portion of the estimated uncollectible receivables.
     Landstar provides for the estimated costs of self-insured claims primarily on an actuarial basis. The amount recorded for the estimated liability for claims incurred is based upon the facts and circumstances known on the applicable balance sheet date. The ultimate resolution of these claims may be for an amount greater or less than the amount estimated by management. The Company continually revises its existing claim estimates as new or revised information becomes available on the status of each claim. Historically, the Company has experienced both favorable and unfavorable development of prior years’ claims estimates. During the 2011 and 2010 thirteen-week periods, insurance and claims costs included $722,000 and $418,000, respectively, of unfavorable adjustments to prior years’ claims estimates. It is reasonably likely that the ultimate outcome of settling all outstanding claims will be more or less than the estimated claims reserve at March 26, 2011.
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
     Borrowings under the Credit Agreement bear interest at rates equal to, at the option of the Company, either (i) the greater of (a) the prime rate as publicly announced from time to time by JPMorgan Chase Bank, N.A. and (b) the federal funds effective rate plus .5%, or, (ii) the rate at the time offered to JPMorgan Chase Bank, N.A. in the Eurodollar market for amounts and periods comparable to the relevant loan plus, in either case, a margin that is determined based on the level of the Company’s Leverage Ratio, as defined in the Credit Agreement. As of both March 26, 2011 and December 25, 2010, the weighted average interest rate on borrowings outstanding was 1.14%. During the first quarter of 2011, the average outstanding balance under the Credit Agreement was approximately $80,741,000. Assuming that debt levels on the Credit Agreement remain at $80,000,000, the balance at March 26, 2011, a hypothetical increase of 100 basis points in current rates provided for under the Credit Agreement is estimated to result in an increase in interest expense of $800,000 on an annualized basis. Based on the borrowing rates in the Credit Agreement and the repayment terms, the fair value of the outstanding borrowings as of March 26, 2011 was estimated to approximate carrying value.
     Long-term investments, all of which are available-for-sale and are carried at fair value, include investment-grade bonds and mortgage-backed securities having maturities of up to five years. Assuming that the long-term portion of investments remains at $43,666,000, the balance at March 26, 2011, a hypothetical increase or decrease in interest rates of 100 basis points would not have a material impact on future earnings on an annualized basis. Short-term investments consist of short-term investment-grade instruments and the current maturities of investment-grade bonds and mortgage-backed securities. Accordingly, any future interest rate risk on these short-term investments would not be material.
     Assets and liabilities of the Company’s Canadian operations are translated from their functional currency to U.S. dollars using exchange rates in effect at the balance sheet date and revenue and expense accounts are translated at average monthly exchange rates during the period. Adjustments resulting from the translation process are included in accumulated other comprehensive income. Transactional gains and losses arising from receivable and payable balances, including intercompany balances, in the normal course of business that are denominated in a currency other than the functional currency of the operation are recorded in the statements of income when they occur. The net assets held at the Company’s Canadian subsidiary at March 26, 2011 were, as translated to U.S. dollars, less than 1% of total consolidated net assets. Accordingly, any translation gain or loss related to the Canadian operation would not be material.

Item 4. Controls and Procedures
     As of the end of the period covered by this quarterly report on Form 10-Q, an evaluation was carried out, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended). Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of March 26, 2011, to provide reasonable assurance that information required to be disclosed by the Company in reports that it filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.
     There were no significant changes in the Company’s internal controls over financial reporting during the Company’s fiscal quarter ended March 26, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
     On March 8, 2011, the Plaintiffs filed a petition with the United States Supreme Court to seek to further appeal certain portions of the Appellate Court’s October 4, 2010 ruling. On March 23, 2011, the Plaintiffs requested that the United States Supreme Court consolidate such petition with a petition OOIDA intends to file to seek to further appeal a decision of the United States Court of Appeals for the Ninth Circuit on January 20, 2011, in a case not otherwise involving the Company, Owner-Operator Indep. Drivers Ass’n, Inc., et al v. Swift Transp. Co., Inc.
     Although no assurances can be given with respect to the outcome of the Litigation, including the March 8, 2011 petition to the United States Supreme Court and any possible award of attorneys’ fees to the Plaintiffs, the Company believes that (i) no Plaintiff has sustained any actual damages as a result of any violations by the Defendants of the federal leasing regulations and (ii) injunctive relief, if any, that may be granted by the District Court on remand is unlikely to have a material adverse financial effect on the Company.
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
Item 1A. Risk Factors
     For a discussion identifying risk factors and other important factors that could cause actual results to differ materially from those anticipated, see the discussions under Part I, Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 25, 2010, and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Notes to Consolidated Financial Statements” in this Quarterly Report on Form 10-Q.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Company
     The Company did not purchase any shares of its common stock during the period from December 26, 2010 to March 26, 2011, the Company’s first fiscal quarter. On August 23, 2010, Landstar System, Inc. announced that it had been authorized by its Board of Directors to purchase up to 2,000,000 shares of its common stock from time to time in the open market and in privately negotiated transactions. As of March 26, 2011, the Company may purchase 722,662 shares of its common stock under this authorization. No specific expiration date has been assigned to the August 23, 2010 authorization.
     During the thirteen-week period ended March 26, 2011, Landstar paid dividends as follows:

Dividend Amount	Declaration	Record	Payment
per share	Date	Date	Date
$0.05	January 25, 2011	February 14, 2011	March 11, 2011
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

LANDSTAR SYSTEM, INC.
Date: April 29, 2011	/s/ Henry H. Gerkens
Henry H. Gerkens
Chairman, President and Chief Executive Officer

Date: April 29, 2011	/s/ James B. Gattoni
James B. Gattoni
Vice President and Chief Financial Officer