Form 10-Q
period 2011-06-25
LANDSTAR SYSTEM INC
filed 2011-07-29
CIK 853816

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 25, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files):    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of the close of business on July 18, 2011 was 47,717,128.

Index

PART I – Financial Information

Item 1. Financial Statements (unaudited)

Consolidated Balance Sheets as of June 25, 2011 and December 25, 2010	Page 4

Consolidated Statements of Income for the Twenty Six and Thirteen Weeks Ended June 25, 2011 and June 26, 2010	Page 5

Consolidated Statements of Cash Flows for the Twenty Six Weeks Ended June 25, 2011 and June 26, 2010	Page 6

Consolidated Statement of Changes in Equity for the Twenty Six Weeks Ended June 25, 2011	Page 7

Notes to Consolidated Financial Statements	Page 8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	Page 14

Item 3. Quantitative and Qualitative Disclosures About Market Risk	Page 23

Item 4. Controls and Procedures	Page 24

PART II – Other Information

Item 1. Legal Proceedings	Page 24

Item 1A. Risk Factors	Page 26

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	Page 26

Item 6. Exhibits	Page 26

Signatures	Page 28
EX – 31.1 Section 302 CEO Certification
EX – 31.2 Section 302 CFO Certification
EX – 32.1 Section 906 CEO Certification
EX – 32.2 Section 906 CFO Certification

EX – 101 Instance Document

EX – 101 Schema Document

EX – 101 Calculation Linkbase Document

EX – 101 Labels Linkbase Document

EX – 101 Presentation Linkbase Document

EX – 101 Definition Linkbase Document

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

The interim consolidated financial statements contained herein reflect all adjustments (all of a normal, recurring nature) which, in the opinion of management, are necessary for a fair statement of the financial condition, results of operations, cash flows and changes in equity for the periods presented. They have been prepared in accordance with Rule 10-01 of Regulation S-X and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the twenty six weeks ended June 25, 2011, are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 2011.

These interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s 2010 Annual Report on Form 10-K.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

(Unaudited)

	June 25, 2011	December 25, 2010
ASSETS
Current Assets
Cash and cash equivalents	$39,544	$44,706
Short-term investments	30,489	23,266
Trade accounts receivable, less allowance of $4,155 and $5,324	385,540	307,350
Other receivables, including advances to independent contractors, less allowance of $4,987 and $5,511	25,493	23,943
Deferred income taxes and other current assets	21,008	21,652

Total current assets	502,074	420,917

Operating property, less accumulated depreciation and amortization of $146,476 and $137,830	123,895	132,649
Goodwill	57,470	57,470
Other assets	60,873	72,846

Total assets	$744,312	$683,882

LIABILITIES AND EQUITY
Current Liabilities
Cash overdraft	$26,347	$24,877
Accounts payable	175,325	137,297
Current maturities of long-term debt	17,260	22,172
Insurance claims	44,442	40,215
Other current liabilities	53,077	53,785

Total current liabilities	316,451	278,346

Long-term debt, excluding current maturities	93,894	99,439
Insurance claims	31,273	31,468
Deferred income taxes	20,214	23,662

Equity
Landstar System, Inc. and subsidiary shareholders’ equity
Common stock, $0.01 par value, authorized 160,000,000 shares, issued 66,589,780 and 66,535,169 shares	666	665
Additional paid-in capital	163,355	169,268
Retained earnings	889,561	844,132
Cost of 18,872,652 and 18,674,902 shares of common stock in treasury	(772,489)	(763,182)
Accumulated other comprehensive income	1,387	881

Total Landstar System, Inc. and subsidiary shareholders’ equity	282,480	251,764

Noncontrolling interest	—	(797)

Total equity	282,480	250,967

Total liabilities and equity	$744,312	$683,882

See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share amounts)

(Unaudited)

	Twenty Six Weeks Ended		Thirteen Weeks Ended
	June 25, 2011	June 26, 2010	June 25, 2011	June 26, 2010

Revenue	$1,247,547	$1,189,809	$675,561	$641,721
Investment income	921	574	393	289
Costs and expenses:
Purchased transportation	941,360	907,290	509,982	490,089
Commissions to agents	98,175	87,379	54,004	46,971
Other operating costs	15,623	15,504	7,679	7,968
Insurance and claims	24,715	26,129	13,449	13,831
Selling, general and administrative	73,046	73,816	35,782	36,973
Depreciation and amortization	12,787	11,988	6,388	6,196

Total costs and expenses	1,165,706	1,122,106	627,284	602,028

Operating income	82,762	68,277	48,670	39,982
Interest and debt expense	1,605	1,664	777	810

Income before income taxes	81,157	66,613	47,893	39,172
Income taxes	31,002	25,446	18,295	14,962

Net income	50,155	41,167	29,598	24,210
Less: Net loss attributable to noncontrolling interest	(62)	(446)	—	(227)

Net income attributable to Landstar System, Inc. and subsidiary	$50,217	$41,613	$29,598	$24,437

Earnings per common share attributable to Landstar System, Inc. and subsidiary	$1.05	$0.83	$0.62	$0.49

Diluted earnings per share attributable to Landstar System, Inc. and subsidiary	$1.05	$0.83	$0.62	$0.49

Average number of shares outstanding:
Earnings per common share	47,826,000	50,165,000	47,782,000	50,123,000

Diluted earnings per share	47,907,000	50,259,000	47,912,000	50,215,000

Dividends paid per common share	$0.100	$0.090	$0.050	$0.045

See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Twenty Six Weeks Ended
	June 25, 2011	June 26, 2010

OPERATING ACTIVITIES
Net income	$50,155	$41,167
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of operating property and intangible assets	12,787	11,988
Non-cash interest charges	109	110
Provisions for losses on trade and other accounts receivable	2,862	2,434
Losses on sales/disposals of operating property	106	176
Deferred income taxes, net	(3,715)	893
Stock-based compensation	2,473	2,368
Changes in operating assets and liabilities:
Increase in trade and other accounts receivable	(82,602)	(66,427)
Decrease (increase) in other assets	101	(2,233)
Increase in accounts payable	38,028	38,518
Increase (decrease) in other liabilities	(869)	4,636
Increase (decrease) in insurance claims	4,032	(7,383)

NET CASH PROVIDED BY OPERATING ACTIVITIES	23,467	26,247

INVESTING ACTIVITIES
Net change in other short-term investments	—	1,730
Sales and maturities of investments	44,822	17,136
Purchases of investments	(39,441)	(47,716)
Purchases of operating property	(2,829)	(24,684)
Proceeds from sales of operating property	729	341

NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	3,281	(53,193)

FINANCING ACTIVITIES
Increase in cash overdraft	1,470	1,374
Dividends paid	(4,788)	(4,527)
Proceeds from exercises of stock options	555	1,508
Excess (shortfall) tax effect on stock option exercises	(122)	1,157
Borrowings on revolving credit facility	—	25,000
Purchases of common stock	(9,266)	(25,060)
Principal payments on capital lease obligations	(11,972)	(13,201)
Purchase of noncontrolling interest	(8,000)	—

NET CASH USED BY FINANCING ACTIVITIES	(32,123)	(13,749)

Effect of exchange rate changes on cash and cash equivalents	213	57

Decrease in cash and cash equivalents	(5,162)	(40,638)
Cash and cash equivalents at beginning of period	44,706	85,719

Cash and cash equivalents at end of period	$39,544	$45,081

See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

Twenty Six Weeks Ended June 25, 2011

(Dollars in thousands)

(Unaudited)

	Landstar System, Inc. and Subsidiary Shareholders
	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock at Cost		Accumulated Other Comprehensive Income	Non- controlling Interest	Total

	Shares	Amount			Shares	Amount

Balance December 25, 2010	66,535,169	$665	$169,268	$844,132	18,674,902	$(763,182)	$881	$(797)	$250,967

Net income (loss)				50,217				(62)	50,155

Dividends paid ($0.10 per share)				(4,788)					(4,788)

Purchases of common stock					196,693	(9,266)			(9,266)

Purchase of noncontrolling interest			(8,859)					859	(8,000)

Stock-based compensation			2,473						2,473

Exercises of stock options and issuance and vesting of non-vested stock, including shortfall tax effect	54,611	1	473		1,057	(41)			433

Foreign currency translation							213		213

Unrealized gain on available-for-sale investments, net of income taxes							293		293

Balance June 25, 2011	66,589,780	$666	$163,355	$889,561	18,872,652	$(772,489)	$1,387	$—	$282,480

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

In the Company’s 2009 fiscal third quarter, the Company acquired A3 Integration, LLC and its subsidiaries through A3i Acquisition LLC, an entity in which the Company owned 100% of the non-voting, preferred interests and, from the date of acquisition to January 2011, 75% of the voting, common equity interests. A subsidiary of the Company purchased the remaining 25% of the voting, common equity interests in A3i Acquisition, LLC in January 2011.

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

As of June 25, 2011, the Company had two employee equity incentive plans, the 2002 employee stock option and stock incentive plan (the “ESOSIP”) and the 2011 equity incentive plan (the “2011 EIP”). The Company also has a stock compensation plan for members of its Board of Directors (the “Directors Stock Compensation Plan”) (each of the ESOSIP, 2011 EIP and Directors Stock Compensation Plan, a “Plan,” and collectively, the “Plans”). In May 2011, the Company’s shareholders approved the 2011 EIP. The provisions of the 2011 EIP, which replaces the ESOSIP, are substantially similar to the provisions of the ESOSIP. 6,000,000 shares of the Company’s common stock were authorized for issuance under the 2011 EIP. No further grants can be made under the ESOSIP, including 2,239,117 shares of the Company’s common stock previously reserved for issuance under the ESOSIP. Amounts recognized in the financial statements with respect to these Plans are as follows (in thousands):

	Twenty Six Weeks Ended		Thirteen Weeks Ended
	June 25, 2011	June 26, 2010	June 25, 2011	June 26, 2010
Total cost of the Plans during the period	$2,473	$2,368	$1,268	$1,183

Amount of related income tax benefit recognized during the period	638	621	333	322

Net cost of the Plans during the period	$1,835	$1,747	$935	$861

The fair value of each option grant on its grant date was calculated using the Black-Scholes option pricing model with the following weighted average assumptions for grants made in the 2011 and 2010 twenty-six-week periods:

	2011	2010
Expected volatility	35.0%	37.0%
Expected dividend yield	0.450%	0.400%
Risk-free interest rate	1.75%	2.50%
Expected lives (in years)	4.0	4.2

The Company utilizes historical data, including exercise patterns and employee departure behavior, in estimating the term that options will be outstanding. Expected volatility was based on historical volatility and other factors, such as expected changes in volatility arising from planned changes to the Company’s business, if any. The risk-free interest rate was based on the yield of zero coupon U.S. Treasury bonds for terms that approximated the terms of the options granted. The weighted average grant date fair value of stock options granted during the twenty-six-week periods ended June 25, 2011 and June 26, 2010 was $12.05 and $11.98, respectively.

The following table summarizes information regarding the Company’s stock options granted under the Plans:

			Weighted Average
	Number of	Weighted Average Exercise Price	Remaining Contractual	Aggregate Intrinsic
	Options	per Share	Term (years)	Value (000s)
Options outstanding at December 25, 2010	2,295,831	$39.73
Granted	271,000	$41.81
Exercised	(94,299)	$35.09
Forfeited	(118,700)	$41.59

Options outstanding at June 25, 2011	2,353,832	$40.06	6.5	$11,602

Options exercisable at June 25, 2011	1,117,599	$39.61	5.2	$6,012

The total intrinsic value of stock options exercised during the twenty-six-week periods ended June 25, 2011 and June 26, 2010 was $871,000 and $7,920,000, respectively.

As of June 25, 2011, there was $10,474,000 of total unrecognized compensation cost related to non-vested stock options granted under the Plans. The unrecognized compensation cost related to these non-vested options is expected to be recognized over a weighted average period of 3.0 years.

The fair value of each share of non-vested restricted stock issued under the Plans is based on the fair value of a share of the Company’s common stock on the date of grant. The following table summarizes information regarding the Company’s non-vested restricted stock under the Plans:

	Number of	Weighted Average Grant Date
	Shares	Fair Value
Non-vested restricted stock outstanding at December 25, 2010	29,854	$39.49
Granted	22,410	$44.82
Vested	(6,056)	$42.41
Forfeited	(2,938)	$37.13

Non-vested restricted stock outstanding at June 25, 2011	43,270	$42.00

As of June 25, 2011, there was $1,559,000 of total unrecognized compensation cost related to non-vested shares of restricted stock granted under the Plans. The unrecognized compensation cost related to these non-vested shares of restricted stock is expected to be recognized over a weighted average period of 2.6 years.

As of June 25, 2011, there were 118,959 shares of the Company’s common stock reserved for issuance under the Directors’ Stock Compensation Plan and 8,341,832 shares of the Company’s common stock reserved for issuance in the aggregate under the Company’s other Plans.

(4)	Income Taxes

The provisions for income taxes for the 2011 and 2010 twenty-six-week periods were each based on an estimated full year combined effective income tax rate of approximately 38.2%, which was higher than the statutory federal income tax rate primarily as a result of state taxes, the meals and entertainment exclusion and non-deductible stock-based compensation.

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

The following table provides a reconciliation of the average number of common shares outstanding used to calculate earnings per share attributable to Landstar System, Inc. and subsidiary to the average number of common shares and common share equivalents outstanding used to calculate diluted earnings per share attributable to Landstar System, Inc. and subsidiary (in thousands):

	Twenty Six Weeks Ended		Thirteen Weeks Ended
	June 25, 2011	June 26, 2010	June 25, 2011	June 26, 2010
Average number of common shares outstanding	47,826	50,165	47,782	50,123
Incremental shares from assumed exercises of stock options	81	94	130	92

Average number of common shares and common share equivalents outstanding	47,907	50,259	47,912	50,215

For the twenty-six-week and thirteen-week periods ended June 25, 2011 there were 79,000 and 74,000, respectively, options outstanding to purchase shares of common stock excluded from the calculation of diluted earnings per share attributable to Landstar System, Inc. and subsidiary because they were antidilutive. For the twenty-six-week and thirteen-week periods ended June 26, 2010 there were 1,354,813 and 647,813, respectively, options outstanding to purchase shares of common stock excluded from the calculation of diluted earnings per share attributable to Landstar System, Inc. and subsidiary because they were antidilutive.

(6)	Additional Cash Flow Information

During the 2011 twenty-six-week period, Landstar paid income taxes and interest of $25,322,000 and $1,622,000, respectively. During the 2010 twenty-six-week period, Landstar paid income taxes and interest of $22,731,000 and $1,766,000, respectively. Landstar acquired operating property by entering into capital leases in the amount of $1,515,000 and $14,145,000 in the 2011 and 2010 twenty-six-week periods, respectively.

(7)	Segment Information

The following tables summarize information about Landstar’s reportable business segments as of and for the twenty-six-week and thirteen-week periods ended June 25, 2011 and June 26, 2010 (in thousands):

	Twenty Six Weeks Ended
	June 25, 2011			June 26, 2010
	Transportation Logistics	Insurance	Total	Transportation Logistics	Insurance	Total

External revenue	$1,230,621	$16,926	$1,247,547	$1,172,834	$16,975	$1,189,809
Investment income		921	921		574	574
Internal revenue		15,817	15,817		15,561	15,561
Operating income	72,495	10,267	82,762	57,352	10,925	68,277
Expenditures on long-lived assets	2,829		2,829	24,684		24,684
Goodwill	57,470		57,470	57,470		57,470

	Thirteen Weeks Ended
	June 25, 2011			June 26, 2010
	Transportation Logistics	Insurance	Total	Transportation Logistics	Insurance	Total

External revenue	$667,154	$8,407	$675,561	$633,219	$8,502	$641,721
Investment income		393	393		289	289
Internal revenue		9,952	9,952		9,658	9,658
Operating income	44,312	4,358	48,670	34,825	5,157	39,982
Expenditures on long-lived assets	1,021		1,021	2,445		2,445

In the twenty-six-week and thirteen-week periods ended June 25, 2011, there were no customers who accounted for 10 percent or more of the Company’s revenue. In the twenty-six-week and thirteen-week periods ended June 26, 2010, one customer accounted for approximately 12 percent and 11 percent, respectively, of the Company’s revenue.

(8)	Comprehensive Income

The following table includes the components of comprehensive income attributable to Landstar System, Inc. and subsidiary for the twenty-six-week and thirteen-week periods ended June 25, 2011 and June 26, 2010 (in thousands):

	Twenty Six Weeks Ended		Thirteen Weeks Ended
	June 25, 2011	June 26, 2010	June 25, 2011	June 26, 2010

Net income attributable to Landstar System, Inc. and subsidiary	$50,217	$41,613	$29,598	$24,437
Unrealized holding gains on available-for-sale investments	454	196	443	63
Income tax on unrealized holding gains	161	70	157	23

Net unrealized holding gains	293	126	286	40
Foreign currency translation gains (losses)	213	57	7	(43)

Comprehensive income attributable to Landstar System, Inc. and subsidiary	$50,723	$41,796	$29,891	$24,434

The foreign currency translation gain or loss for each period represents the unrealized net gain or loss on the translation of the financial statements of the Company’s Canadian operations. Accumulated other comprehensive income as reported as a component of equity at June 25, 2011 of $1,387,000 represents the unrealized net gain on the translation of the financial statements of the Company’s Canadian operations of $603,000 and the cumulative unrealized holding gains on available-for-sale investments, net of income taxes, of $784,000.

(9)	Investments

Investments include investment-grade bonds and mortgage-backed securities having maturities of up to five years (the “bond portfolio”). Investments in the bond portfolio are reported as available-for-sale and are carried at fair value. Investments maturing less than one year from the balance sheet date are included in short-term investments and investments maturing more than one year from the balance sheet date are included in other assets in the consolidated balance sheets. Management has performed an analysis of the nature of the unrealized losses on available-for-sale investments to determine whether such losses are other-than-temporary. Unrealized losses, representing the excess of the purchase price of an investment over its fair value as of the end of a period, considered to be other-than-temporary are to be included as a charge in the statement of income while unrealized losses considered to be temporary are to be included as a component of equity. Investments whose values are based on quoted market prices in active markets are classified within Level 1. Investments that trade in markets that are not considered to be active, but are valued based on quoted market prices, are classified within Level 2. As Level 2 investments include positions that are not traded in active markets, valuations may be adjusted to reflect illiquidity and/or non-transferability, which are generally based on available market information. Transfers between levels are recognized as of the beginning of the period. Fair value of the bond portfolio was determined using Level 1 inputs related to U.S. Treasury obligations and money market investments and Level 2 inputs related to investment-grade corporate bonds, mortgage-backed securities and direct obligations of government agencies. Net unrealized gains on the investments in the bond portfolio were $1,214,000 and $760,000 at June 25, 2011 and December 25, 2010, respectively.

The amortized cost and fair market values of available-for-sale investments are as follows at June 25, 2011 and December 25, 2010 (in thousands):

		Gross	Gross	Fair
	Amortized Cost	Unrealized Gains	Unrealized Losses	Market Value
June 25, 2011

Money market investments	$1,536	$—	$—	$1,536
Mortgage-backed securities	3,105	91	—	3,196
Corporate bonds and direct obligations of government agencies	53,717	1,107	8	54,816
U.S. Treasury obligations	13,008	24	—	13,032

Total	$71,366	$1,222	$8	$72,580

December 25, 2010

Money market investments	$535	$—	$—	$535
Mortgage-backed securities	3,458	64	8	3,514
Corporate bonds and direct obligations of government agencies	60,330	872	151	61,051
U.S. Treasury obligations	12,584	6	23	12,567

Total	$76,907	$942	$182	$77,667

For those available-for-sale investments with unrealized losses at June 25, 2011 and December 25, 2010, the following table summarizes the duration of the unrealized loss (in thousands):

	Less than 12 months		12 months or longer		Total
	Fair Market Value	Unrealized Loss	Fair Market Value	Unrealized Loss	Fair Market Value	Unrealized Loss
June 25, 2011

Corporate bonds and direct obligations of government agencies	$2,143	$8	$—	$—	$2,143	$8

December 25, 2010

Mortgage-backed securities	$225	$8	$—	$—	$225	$8
Corporate bonds and direct obligations of government agencies	11,615	151	—	—	11,615	151
U.S. Treasury obligations	774	23	—	—	774	23

Total	$12,614	$182	$—	$—	$12,614	$182

(10)	Commitments and Contingencies

Short-term investments include $30,489,000 in current maturities of investments held by the Company’s insurance segment at June 25, 2011. These short-term investments together with $19,694,000 of the non-current portion of investments included in other assets at June 25, 2011 provide collateral for the $45,165,000 of letters of credit issued to guarantee payment of insurance claims. As of June 25, 2011, Landstar also had $33,499,000 of letters of credit outstanding under the Company’s credit agreement.

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

On March 8, 2011, the Plaintiffs filed a petition with the United States Supreme Court to seek to further appeal certain portions of the Appellate Court’s October 4, 2010 ruling. On March 23, 2011, the Plaintiffs requested that the United States Supreme Court consolidate such petition with a petition OOIDA subsequently filed to seek to further appeal a decision of the United States Court of Appeals for the Ninth Circuit on January 20, 2011, in a case not otherwise involving the Company, Owner-Operator Indep. Drivers Ass’n, Inc., et al v. Swift Transp. Co., Inc.

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

In June 2011, Landstar System, Inc. received a Civil Investigative Demand (the “CID”) from the United States Attorney for the Western District of Kentucky issued pursuant to the False Claims Act. The CID requests documents and written interrogatories limited to freight hauled to or from Fort Campbell, Kentucky by certain subsidiaries of the Company and billed to the U.S. government. The Company has been and continues to cooperate fully with this request.

The Company is involved in certain claims and pending litigation, including those described herein, arising from the normal conduct of business. Based on knowledge of the facts and, in certain cases, opinions of outside counsel, management believes that adequate provisions have been made for probable losses with respect to the resolution of all such claims and pending litigation and that the ultimate outcome, after provisions therefor, will not have a material adverse effect on the financial condition of the Company, but could have a material effect on the results of operations in a given quarter or year.

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

The transportation logistics segment provides a wide range of transportation services and supply chain solutions. Transportation services offered by the Company include truckload and less-than-truckload transportation, rail intermodal, air cargo, ocean cargo, expedited ground and air delivery of time-critical freight, heavy-haul/specialized, U.S.-Canada and U.S.-Mexico cross-border, project cargo and customs brokerage. Supply chain solutions are based on advanced technology solutions offered by the Company and include integrated multi-modal solutions, outsourced logistics, supply chain engineering and warehousing. In the Company’s 2009 fiscal third quarter, the Company acquired A3 Integration, LLC and its subsidiaries through A3i Acquisition LLC (“A3i Acquisition”), an entity in which the Company owned 100% of the non-voting, preferred interests and, from the date of acquisition to January 2011, 75% of the voting, common equity interests. In January 2011, the Company purchased the remaining 25% of the voting, common equity interests in A3i Acquisition. Industries serviced by the transportation logistics segment include automotive products, paper, lumber and building products, metals, chemicals, foodstuffs, heavy machinery, retail, electronics, ammunition and explosives and military hardware. In addition, the transportation logistics segment provides transportation services to other transportation companies, including logistics and less-than-truckload service providers. Each of the independent commission sales agents has the opportunity to market all of the services provided by the transportation logistics segment. Freight transportation services are typically charged to customers on a per shipment basis for the physical transportation of freight. Supply chain solution customers are generally charged fees for the services provided. Revenue recognized by the transportation logistics segment when providing capacity to customers to haul their freight is referred to herein as “transportation services revenue” and revenue for freight management services recognized on a fee-for-service basis is referred to herein as “transportation management fees.” During the twenty six weeks ended June 25, 2011, transportation services revenue hauled by BCO Independent Contractors, Truck Brokerage Carriers, rail intermodal, air cargo carriers and ocean cargo carriers represented 55%, 38%, 3%, 1%, and 2%, respectively, of the Company’s transportation logistics segment revenue. Transportation management fees represented 1% of the Company’s transportation logistics segment revenue in the twenty-six-week period ended June 25, 2011.

The insurance segment is comprised of Signature Insurance Company, a wholly owned offshore insurance subsidiary, and Risk Management Claim Services, Inc. This segment provides risk and claims management services to certain of Landstar’s operating subsidiaries. In addition, it reinsures certain risks of the Company’s BCO Independent Contractors and provides certain property and casualty insurance directly to certain of Landstar’s operating subsidiaries. Revenue, representing premiums on reinsurance programs provided to the Company’s BCO Independent Contractors, at the insurance segment represented approximately 1% of the Company’s total revenue for the twenty six weeks ended June 25, 2011.

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

Management monitors business activity by tracking the number of loads (volume) and revenue per load by mode of transportation. Revenue per load can be influenced by many factors other than a change in price. Those factors include the average length of haul, freight type, special handling and equipment requirements, fuel costs and delivery time requirements. For shipments involving two or more modes of transportation, revenue is classified by the mode of transportation having the highest cost for the load. The following table summarizes this data by mode of transportation:

	Twenty Six Weeks Ended		Thirteen Weeks Ended
	June 25,	June 26,	June 25,	June 26,
	2011	2010	2011	2010
Revenue generated through (in thousands):

BCO Independent Contractors	$669,748	$631,736	$362,854	$345,595
Truck Brokerage Carriers	472,391	466,163	258,668	246,408
Rail intermodal	34,832	34,092	18,367	19,316
Ocean cargo carriers	26,031	20,835	12,198	11,700
Air cargo carriers	16,900	8,562	9,340	3,959
Other (1)	27,645	28,421	14,134	14,743

	$1,247,547	$1,189,809	$675,561	$641,721

Number of loads:

BCO Independent Contractors	402,730	420,770	210,690	223,020
Truck Brokerage Carriers	287,210	308,330	151,470	158,980
Rail intermodal	14,830	15,490	7,570	8,620
Ocean cargo carriers	3,950	3,110	2,120	1,650
Air cargo carriers	4,000	3,130	2,050	1,630

	712,720	750,830	373,900	393,900

Revenue per load:

BCO Independent Contractors	$1,663	$1,501	$1,722	$1,550
Truck Brokerage Carriers	1,645	1,512	1,708	1,550
Rail intermodal	2,349	2,201	2,426	2,241
Ocean cargo carriers	6,590	6,699	5,754	7,091
Air cargo carriers	4,225	2,735	4,556	2,429

(1)	Includes premium revenue generated by the insurance segment and warehousing and transportation management fee revenue generated by the transportation logistics segment.

Also critical to the Company’s success is its ability to secure capacity, particularly truck capacity, at rates that allow the Company to profitably transport customers’ freight. The following table summarizes available truck capacity providers:

	June 25, 2011	June 26, 2010

BCO Independent Contractors	7,711	7,818
Truck Brokerage Carriers:
Approved and active (1)	17,696	16,670
Other approved	8,984	9,047

	26,680	25,717

Total available truck capacity providers	34,391	33,535

Number of trucks provided by BCO Independent Contractors	8,231	8,399

(1)	Active refers to Truck Brokerage Carriers who moved at least one load in the 180 days immediately preceding the fiscal quarter end.

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

In general, gross profit margin on revenue hauled by BCO Independent Contractors represents a fixed percentage of revenue due to the nature of the contracts that pay a fixed percentage of revenue to both the BCO Independent Contractors and independent commission sales agents. For revenue hauled by Truck Brokerage Carriers, gross profit margin is either fixed or variable as a percent of revenue, depending on the contract with each individual independent commission sales agent. Under certain contracts with independent commission sales agents, the Company retains a fixed percentage of revenue and the agent retains the amount remaining less the cost of purchased transportation (the “retention contracts”). Gross profit margin on revenue hauled by rail, air cargo carriers, ocean cargo carriers and Truck Brokerage Carriers, other than those under retention contracts, is variable in nature as the Company’s contracts with independent commission sales agents provide commissions to agents at a contractually agreed upon percentage of net revenue. Approximately 68% of the Company’s revenue in the twenty-six-week period ended June 25, 2011 had a fixed gross profit margin.

Maintenance costs for Company-provided trailing equipment, BCO Independent Contractor recruiting costs and the provision for uncollectable advances and other receivables due from BCO Independent Contractors and independent commission sales agents are the largest components of other operating costs.

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

Depreciation and amortization primarily relate to depreciation of trailing equipment, amortization of intangible assets and depreciation of information technology hardware and software.

The following table sets forth the percentage relationships of purchased transportation and commissions to agents, both being direct costs, to revenue and indirect costs as a percentage of gross profit for the periods indicated:

	Twenty Six Weeks Ended		Thirteen Weeks Ended
	June 25, 2011	June 26, 2010	June 25, 2011	June 26, 2010

Revenue	100.0%	100.0%	100.0%	100.0%

Purchased transportation	75.4	76.3	75.5	76.4
Commissions to agents	7.9	7.3	8.0	7.3

Gross profit margin	16.7%	16.4%	16.5%	16.3%

Gross profit	100.0%	100.0%	100.0%	100.0%
Investment income	0.4	0.3	0.4	0.2
Indirect costs and expenses:
Other operating costs	7.5	8.0	6.9	7.6
Insurance and claims	11.9	13.4	12.1	13.2
Selling, general and administrative	35.1	37.8	32.1	35.3
Depreciation and amortization	6.1	6.1	5.7	5.9

Operating margin	39.8%	35.0%	43.6%	38.2%

TWENTY SIX WEEKS ENDED JUNE 25, 2011 COMPARED TO TWENTY SIX WEEKS ENDED JUNE 26, 2010

Revenue for the 2011 twenty-six-week period was $1,247,547,000, an increase of $57,738,000, or 5%, compared to the 2010 twenty-six-week period. Revenue increased $57,787,000, or 5%, at the transportation logistics segment. The increase in revenue at the transportation logistics segment was primarily attributable to a higher revenue per load of approximately 11%, partially offset by a 5% decrease in the number of loads hauled. Included in the 2011 and 2010 twenty-six-week periods were transportation management fees of $10,419,000 and $8,992,000, respectively.

Truck transportation revenue hauled by BCO Independent Contractors and Truck Brokerage Carriers (together the “third-party truck capacity providers”), which represented 92% of total revenue for the twenty-six-week period ended June 25, 2011, was $1,142,139,000 for the twenty-six-week period ended June 25, 2011, an increase of $44,240,000, or 4%, compared to the 2010 twenty-six-week period. The number of loads hauled by third-party truck capacity providers in the 2011 twenty-six-week period decreased 5% compared to the 2010 twenty-six-week period, while revenue per load increased 10% over the same period. The decrease in the number of loads hauled by third-party truck capacity providers was primarily attributable to the anticipated reduction of freight hauled on behalf of one customer in the Company’s less-than-truckload substitute line haul service offering. Less-than-truckload substitute line haul revenue was $38,143,000 and $147,751,000 in the 2011 and 2010 twenty-six-week periods, respectively. The increase in revenue per load on revenue hauled by third-party truck capacity providers was primarily attributable to tighter truck capacity in the domestic market during the twenty six weeks ended June 25, 2011. Fuel surcharges on Truck Brokerage Carrier revenue identified separately in billings to customers and included as a component of Truck Brokerage Carrier revenue were $45,226,000 and $42,015,000 in the 2011 and 2010 periods, respectively. Fuel surcharges billed to customers on revenue hauled by BCO Independent Contractors are excluded from revenue.

Transportation revenue hauled by rail intermodal, air cargo and ocean cargo carriers (together the “multimode capacity providers”), which represented 6% of total revenue for the twenty-six-week period ended June 25, 2011, was $77,763,000 for the twenty-six-week period ended June 25, 2011, an increase of $14,274,000, or 22%, compared to the 2010 twenty-six-week period. The number of loads hauled by multimode capacity providers in the 2011 twenty-six-week period increased 5% compared to the 2010 twenty-six-week period, and revenue per load increased 17% over the same period. The increase in revenue per load on revenue hauled by multimode capacity providers is influenced by many factors including the mode of transportation used, length of haul, complexity of freight, density of freight lanes, fuel costs and availability of capacity.

Purchased transportation was 75.4% and 76.3% of revenue in the 2011 and 2010 twenty-six-week periods, respectively. The decrease in purchased transportation as a percentage of revenue was primarily attributable to reduced less-than-truckload substitute line-haul revenue, which typically has a higher rate of purchased transportation, partially offset by an increased rate of purchased transportation paid to Truck Brokerage Carriers. Commissions to agents were 7.9% of revenue in the 2011 period and 7.3% of revenue in the 2010 period. The increase in commissions to agents as a percentage of revenue was primarily attributable to decreased less-than-truckload substitute line-haul revenue, which typically has a lower commission rate.

Investment income at the insurance segment was $921,000 and $574,000 in the 2011 and 2010 twenty-six-week periods, respectively. The increase in investment income was primarily due to an increased average rate of return on investments held by the insurance segment in the 2011 period.

Other operating costs were 7.5% and 8.0% of gross profit in the 2011 and 2010 periods, respectively. The decrease in other operating costs as a percentage of gross profit was primarily attributable to the effect of increased gross profit and a reduction in certain outsourced logistics services costs, partially offset by increased trailing equipment maintenance costs in the 2011 period. Insurance and claims were 11.9% of gross profit in the 2011 period and 13.4% of gross profit in the 2010 period. The decrease in insurance and claims as a percentage of gross profit was primarily due to an increase in the percent of gross profit contributed from revenue hauled by Truck Brokerage Carriers, which has a lower claims risk profile, and decreased cargo claims costs in the 2011 period. Selling, general and administrative costs were 35.1% of gross profit in the 2011 period and 37.8% of gross profit in the 2010 period. The decrease in selling, general and administrative costs as a percentage of gross profit was primarily attributable to the effect of increased gross profit and a lower provision for bonuses under the Company’s incentive compensation plan. Depreciation and amortization was 6.1% of gross profit in both the 2011 and 2010 periods.

The provisions for income taxes for the 2011 and 2010 twenty-six-week periods were based on an estimated full year combined effective income tax rate of approximately 38.2%, which was higher than the statutory federal income tax rate primarily as a result of state taxes, the meals and entertainment exclusion and non-deductible stock compensation expense.

The net losses attributable to noncontrolling interest of $62,000 and $446,000 in the 2011 and 2010 twenty-six-week periods, respectively, represent the noncontrolling investor’s 25 percent share of the net loss incurred by A3i Acquisition through January 2011. The Company purchased the remaining 25 percent of A3i Acquisition in January 2011.

Net income attributable to the Company was $50,217,000, or $1.05 per common share ($1.05 per diluted share), in the 2011 twenty-six-week period. Net income attributable to the Company was $41,613,000, or $0.83 per common share ($0.83 per diluted share), in the 2010 twenty-six-week period.

THIRTEEN WEEKS ENDED JUNE 25, 2011 COMPARED TO THIRTEEN WEEKS ENDED JUNE 26, 2010

Revenue for the 2011 thirteen-week period was $675,561,000, an increase of $33,840,000, or 5%, compared to the 2010 thirteen-week period. Revenue increased $33,935,000, or 5%, at the transportation logistics segment. The increase in revenue at the transportation logistics segment was primarily attributable to a higher revenue per load of approximately 11%, partially offset by a 5% decrease in the number of loads hauled. Included in the 2011 and 2010 thirteen-week periods were transportation management fees of $5,596,000 and $4,928,000, respectively.

Truck transportation revenue hauled by third-party truck capacity providers, which represented 92% of total revenue for the thirteen-week period ended June 25, 2011, was $621,522,000 for the thirteen-week period ended June 25, 2011, an increase of $29,519,000, or 5%, compared to the 2010 thirteen-week period. The number of loads hauled by third-party truck capacity providers in the 2011 thirteen-week period decreased 5% compared to the 2010 thirteen-week period, while revenue per load increased 11% over the same period. The decrease in the number of loads hauled by third-party truck capacity providers was primarily attributable to the anticipated reduction of freight hauled on behalf of one customer in the Company’s less-than-truckload substitute line haul service offering. Less-than-truckload substitute line haul revenue was $18,793,000 and $70,531,000 in the 2011 and 2010 thirteen-week periods, respectively. The increase in revenue per load on revenue hauled by third-party truck capacity providers was primarily attributable to tighter truck capacity in the domestic market during the thirteen weeks ended June 25, 2011. Fuel surcharges on Truck Brokerage Carrier revenue identified separately in billings to customers and included as a component of Truck Brokerage Carrier revenue were $25,918,000 and $23,056,000 in the 2011 and 2010 periods, respectively. Fuel surcharges billed to customers on revenue hauled by BCO Independent Contractors are excluded from revenue.

Transportation revenue hauled by multimode capacity providers, which represented 6% of total revenue for the thirteen-week period ended June 25, 2011, was $39,905,000 for the thirteen-week period ended June 25, 2011, an increase of $4,930,000, or 14%, compared to the 2010 thirteen-week period. The number of loads hauled by multimode capacity providers in the 2011 thirteen-week period decreased 1% compared to the 2010 thirteen-week period, while revenue per load increased 16% over the same period. The increase in revenue per load on revenue hauled by multimode capacity providers is influenced by many factors including the mode of transportation used, length of haul, complexity of freight, density of freight lanes and availability of capacity.

Purchased transportation was 75.5% and 76.4% of revenue in the 2011 and 2010 thirteen-week periods, respectively. The decrease in purchased transportation as a percentage of revenue was primarily attributable to reduced less-than-truckload substitute line-haul revenue, which typically has a higher rate of purchased transportation. Commissions to agents were 8.0% of revenue in the 2011 period and 7.3% of revenue in the 2010 period. The increase in commissions to agents as a percentage of revenue was primarily attributable to decreased less-than-truckload substitute line-haul revenue, which typically has a lower commission rate.

Investment income at the insurance segment was $393,000 and $289,000 in the 2011 and 2010 thirteen-week periods, respectively. The increase in investment income was primarily due to an increased average rate of return on investments held by the insurance segment in the 2011 period.

Other operating costs were 6.9% and 7.6% of gross profit in the 2011 and 2010 periods, respectively. The decrease in other operating costs as a percentage of gross profit was primarily attributable to the effect of increased gross profit and a reduction in certain outsourced logistics services costs, partially offset by increased trailing equipment maintenance costs in the 2011 period. Insurance and claims were 12.1% of gross profit in the 2011 period and 13.2% of gross profit in the 2010 period. The decrease in insurance and claims as a percentage of gross profit was primarily due to an increase in the percent of gross profit contributed from revenue hauled by Truck Brokerage Carriers, which has a lower claims risk profile, and decreased cargo claims costs in the 2011 period. Selling, general and administrative costs were 32.1% of gross profit in the 2011 period and 35.3% of gross profit in the 2010 period. The decrease in selling, general and administrative costs as a percentage of gross profit was primarily attributable to the effect of increased gross profit and a lower provision for bonuses under the Company’s incentive compensation plan. Depreciation and amortization was 5.7% of gross profit in the 2011 period compared with 5.9% in the 2010 period. The decrease in depreciation and amortization as a percentage of gross profit was primarily due to the effect of increased gross profit.

The provisions for income taxes for the 2011 and 2010 thirteen-week periods were based on an estimated full year combined effective income tax rate of approximately 38.2%, which was higher than the statutory federal income tax rate primarily as a result of state taxes, the meals and entertainment exclusion and non-deductible stock compensation expense.

Net income attributable to the Company was $29,598,000, or $0.62 per common share ($0.62 per diluted share), in the 2011 thirteen-week period. Net income attributable to the Company was $24,437,000, or $0.49 per common share ($0.49 per diluted share), in the 2010 thirteen-week period.

CAPITAL RESOURCES AND LIQUIDITY

Working capital and the ratio of current assets to current liabilities were $185,623,000 and 1.6 to 1, respectively, at June 25, 2011, compared with $142,571,000 and 1.5 to 1, respectively, at December 25, 2010. Landstar has historically operated with current ratios within the range of 1.5 to 1 to 2.0 to 1. Cash provided by operating activities was $23,467,000 in the 2011 twenty-six-week period compared with $26,247,000 in the 2010 twenty-six-week period. The decrease in cash flow provided by operating activities was primarily attributable to the timing of collections of trade receivables. The number of days sales outstanding in accounts receivable, representing gross outstanding receivables divided by the average revenue per day for the most recent period, increased to 48 days outstanding at June 25, 2011 compared to 46 days outstanding at June 26, 2010. The increase in the number of days sales outstanding in accounts receivable was primarily attributable to the decrease in revenue from one customer that historically had paid the Company quickly on revenue generated under the Company’s less-than-truckload substitute line haul service offering.

The Company paid $0.10 per share, or $4,788,000, in cash dividends during the twenty-six-week period ended June 25, 2011. It is the intention of the Board of Directors to continue to pay a quarterly dividend. During the twenty-six-week period ended June 25, 2011, the Company purchased 196,693 shares of its common stock at a total cost of $9,266,000. As of June 25, 2011, the Company may purchase up to an additional 525,969 shares of its common stock under its authorized stock purchase program. Long-term debt, including current maturities, was $111,154,000 at June 25, 2011, $10,457,000 lower than at December 25, 2010.

Equity was $282,480,000, or 72% of total capitalization (defined as long-term debt including current maturities plus equity), at June 25, 2011, compared to $250,967,000, or 67% of total capitalization, at December 25, 2010. The increase in equity was primarily a result of net income and the effect of the exercises of stock options during the period, partially offset by the purchase of the noncontrolling interest and dividends paid by the Company.

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

At June 25, 2011, the Company had $80,000,000 in borrowings outstanding and $33,499,000 of letters of credit outstanding under the Credit Agreement. At June 25, 2011, there was $111,501,000 available for future borrowings under the Credit Agreement. In addition, the Company has $45,165,000 in letters of credit outstanding as collateral for insurance claims that are secured by investments and cash equivalents totaling $50,183,000. Investments, all of which are carried at fair value, include investment-grade bonds and mortgage-backed securities having maturities of up to five years. Fair value of investments is based primarily on quoted market prices. See Notes to Consolidated Financial Statements for further discussion on measurement of fair value of investments.

Historically, the Company has generated sufficient operating cash flow to meet its debt service requirements, fund continued growth, both internal and through acquisitions, complete or execute share purchases of its common stock under authorized share purchase programs, pay dividends and meet working capital needs. As a non-asset based provider of transportation services and supply chain solutions, the Company’s annual capital requirements for operating property are generally for trailing equipment and information technology hardware and software. In addition, a significant portion of the trailing equipment used by the Company is provided by third party capacity providers, thereby reducing the Company’s capital requirements. During the 2011 twenty-six-week period, the Company purchased $2,829,000 of operating property and acquired $1,515,000 of trailing equipment by entering into capital leases. Landstar anticipates purchasing approximately $39,000,000 in operating property, primarily new trailing equipment to replace older trailing equipment and information technology equipment, during the remainder of fiscal year 2011 either by purchase or lease financing.

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

On March 8, 2011, the Plaintiffs filed a petition with the United States Supreme Court to seek to further appeal certain portions of the Appellate Court’s October 4, 2010 ruling. On March 23, 2011, the Plaintiffs requested that the United States Supreme Court consolidate such petition with a petition OOIDA subsequently filed to seek to further appeal a decision of the United States Court of Appeals for the Ninth Circuit on January 20, 2011, in a case not otherwise involving the Company, Owner-Operator Indep. Drivers Ass’n, Inc., et al v. Swift Transp. Co., Inc.

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

In June 2011, Landstar System, Inc. received a Civil Investigative Demand (the “CID”) from the United States Attorney for the Western District of Kentucky issued pursuant to the False Claims Act. The CID requests documents and written interrogatories limited to freight hauled to or from Fort Campbell, Kentucky by certain subsidiaries of the Company and billed to the U.S. government. The Company has been and continues to cooperate fully with this request.

The Company is involved in certain claims and pending litigation, including those described herein, arising from the normal conduct of business. Based on knowledge of the facts and, in certain cases, opinions of outside counsel, management believes that adequate provisions have been made for probable losses with respect to the resolution of all such claims and pending litigation and that the ultimate outcome, after provisions therefor, will not have a material adverse effect on the financial condition of the Company, but could have a material effect on the results of operations in a given quarter or year.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The allowance for doubtful accounts for both trade and other receivables represents management’s estimate of the amount of outstanding receivables that will not be collected. Historically, management’s estimates for uncollectible receivables have been materially correct. Although management believes the amount of the allowance for both trade and other receivables at June 25, 2011 is appropriate, a prolonged period of low or no economic growth may adversely affect the collection of these receivables. Conversely, a more robust economic environment may result in the realization of some portion of the estimated uncollectible receivables.

Landstar provides for the estimated costs of self-insured claims primarily on an actuarial basis. The amount recorded for the estimated liability for claims incurred is based upon the facts and circumstances known on the applicable balance sheet date. The ultimate resolution of these claims may be for an amount greater or less than the amount estimated by management. The Company continually revises its existing claim estimates as new or revised information becomes available on the status of each claim. Historically, the Company has experienced both favorable and unfavorable development of prior years’ claims estimates. During the 2011 and 2010 twenty-six-week periods, insurance and claims costs included $1,070,000 and $170,000, respectively, of unfavorable adjustments to prior years’ claims estimates. It is reasonably likely that the ultimate outcome of settling all outstanding claims will be more or less than the estimated claims reserve at June 25, 2011.

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

Borrowings under the Credit Agreement bear interest at rates equal to, at the option of the Company, either (i) the greater of (a) the prime rate as publicly announced from time to time by JPMorgan Chase Bank, N.A. and (b) the federal funds effective rate plus .5%, or, (ii) the rate at the time offered to JPMorgan Chase Bank, N.A. in the Eurodollar market for amounts and periods comparable to the relevant loan plus, in either case, a margin that is determined based on the level of the Company’s Leverage Ratio, as defined in the Credit Agreement. As of June 25, 2011 and December 25, 2010, the weighted average interest rates on borrowings outstanding were 1.07% and 1.14%, respectively. During the second quarter of 2011, the average outstanding balance under the Credit Agreement was approximately $93,340,000. Assuming that debt levels on the Credit Agreement remain at $80,000,000, the balance at June 25, 2011, a hypothetical increase of 100 basis points in current rates provided for under the Credit Agreement is estimated to result in an increase in interest expense of $800,000 on an annualized basis. Based on the borrowing rates in the Credit Agreement and the repayment terms, the fair value of the outstanding borrowings as of June 25, 2011 was estimated to approximate carrying value.

Long-term investments, all of which are available-for-sale and are carried at fair value, include investment-grade bonds and mortgage-backed securities having maturities of up to five years. Assuming that the long-term portion of investments remains at $42,091,000, the balance at June 25, 2011, a hypothetical increase or decrease in interest rates of 100 basis points would not have a material impact on future earnings on an annualized basis. Short-term investments include short-term investment-grade instruments and the current maturities of investment-grade bonds and mortgage-backed securities. Accordingly, any future interest rate risk on these short-term investments would not be material.

Assets and liabilities of the Company’s Canadian operations are translated from their functional currency to U.S. dollars using exchange rates in effect at the balance sheet date and revenue and expense accounts are translated at average monthly exchange rates during the period. Adjustments resulting from the translation process are included in accumulated other comprehensive income. Transactional gains and losses arising from receivable and payable balances, including intercompany balances, in the normal course of business that are denominated in a currency other than the functional currency of the operation are recorded in the statements of income when they occur. The net assets held at the Company’s Canadian subsidiary at June 25, 2011 were, as translated to U.S. dollars, less than 1% of total consolidated net assets. Accordingly, any translation gain or loss related to the Canadian operation would not be material.

Item 4.	Controls and Procedures

As of the end of the period covered by this quarterly report on Form 10-Q, an evaluation was carried out, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended). Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of June 25, 2011, to provide reasonable assurance that information required to be disclosed by the Company in reports that it filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There were no significant changes in the Company’s internal controls over financial reporting during the Company’s fiscal quarter ended June 25, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On March 8, 2011, the Plaintiffs filed a petition with the United States Supreme Court to seek to further appeal certain portions of the Appellate Court’s October 4, 2010 ruling. On March 23, 2011, the Plaintiffs requested that the United States Supreme Court consolidate such petition with a petition OOIDA subsequently filed to seek to further appeal a decision of the United States Court of Appeals for the Ninth Circuit on January 20, 2011, in a case not otherwise involving the Company, Owner-Operator Indep. Drivers Ass’n, Inc., et al v. Swift Transp. Co., Inc.

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

In June 2011, Landstar System, Inc. received a Civil Investigative Demand (the “CID”) from the United States Attorney for the Western District of Kentucky issued pursuant to the False Claims Act. The CID requests documents and written interrogatories limited to freight hauled to or from Fort Campbell, Kentucky by certain subsidiaries of the Company and billed to the U.S. government. The Company has been and continues to cooperate fully with this request.

The Company is involved in certain claims and pending litigation, including those described herein, arising from the normal conduct of business. Based on knowledge of the facts and, in certain cases, opinions of outside counsel, management believes that adequate provisions have been made for probable losses with respect to the resolution of all such claims and pending litigation and that the ultimate outcome, after provisions therefor, will not have a material adverse effect on the financial condition of the Company, but could have a material effect on the results of operations in a given quarter or year.

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

Purchases of Equity Securities by the Company

The following table provides information regarding the Company’s purchases of its Common Stock during the period from March 27, 2011 to June 25, 2011, the Company’s second fiscal quarter:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased Under the Program

March 26, 2011				722,662
March 27, 2011 – April 23, 2011	—	$—	—	722,662
April 24, 2011 – May 21, 2011	196,693	47.11	196,693	525,969
May 22, 2011 – June 25, 2011	—	—	—	525,969

Total	196,693	$47.11	196,693

On August 23, 2010, Landstar System, Inc. announced that it had been authorized by its Board of Directors to purchase up to 2,000,000 shares of its common stock from time to time in the open market and in privately negotiated transactions. As of June 25, 2011, the Company may purchase 525,969 shares of its common stock under this authorization. No specific expiration date has been assigned to the August 23, 2010 authorization.

During the twenty-six-week period ended June 25, 2011, Landstar paid dividends as follows:

Dividend Amount per Share	Declaration Date	Record Date	Payment Date

$0.05	January 25, 2011	February 14, 2011	March 11, 2011
$0.05	April 20, 2011	May 5, 2011	May 27, 2011

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

LANDSTAR SYSTEM, INC.

Date: July 29, 2011	/s/ Henry H. Gerkens
Henry H. Gerkens
Chairman, President and Chief Executive Officer

Date: July 29, 2011	/s/ James B. Gattoni
James B. Gattoni
Vice President and Chief Financial Officer