Form 10-Q
period 2011-09-24
LANDSTAR SYSTEM INC
filed 2011-10-28
CIK 853816

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 24, 2011

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

The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of the close of business on October 17, 2011 was 46,905,754.

Index

PART I – Financial Information
Item 1.	Financial Statements (unaudited)

Consolidated Balance Sheets as of September 24, 2011 and December 25, 2010		Page 4

Consolidated Statements of Income for the Thirty Nine and Thirteen Weeks Ended September 24, 2011 and September 25, 2010		Page 5

Consolidated Statements of Cash Flows for the Thirty Nine Weeks Ended September 24, 2011 and September 25, 2010		Page 6

Consolidated Statement of Changes in Equity for the Thirty Nine Weeks Ended September 24, 2011		Page 7

Notes to Consolidated Financial Statements		Page 8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	Page 14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	Page 23

Item 4.	Controls and Procedures	Page 24

PART II – Other Information

Item 1.	Legal Proceedings	Page 24

Item 1A.	Risk Factors	Page 25

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	Page 25

Item 6.	Exhibits	Page 26

Signatures		Page 28
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

The interim consolidated financial statements contained herein reflect all adjustments (all of a normal, recurring nature) which, in the opinion of management, are necessary for a fair statement of the financial condition, results of operations, cash flows and changes in equity for the periods presented. They have been prepared in accordance with Rule 10-01 of Regulation S-X and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the thirty nine weeks ended September 24, 2011, are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 2011.

These interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s 2010 Annual Report on Form 10-K.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

(Unaudited)

	September 24, 2011	December 25, 2010

ASSETS
Current Assets
Cash and cash equivalents	$69,409	$44,706
Short-term investments	28,177	23,266
Trade accounts receivable, less allowance of $4,652 and $5,324	388,235	307,350
Other receivables, including advances to independent contractors, less allowance of $5,018 and $5,511	53,515	23,943
Deferred income taxes and other current assets	19,073	21,652

Total current assets	558,409	420,917

Operating property, less accumulated depreciation and amortization of $147,237 and $137,830	128,388	132,649
Goodwill	57,470	57,470
Other assets	59,090	72,846

Total assets	$803,357	$683,882

LIABILITIES AND EQUITY
Current Liabilities
Cash overdraft	$23,061	$24,877
Accounts payable	180,488	137,297
Current maturities of long-term debt	16,548	22,172
Insurance claims	75,511	40,215
Other current liabilities	68,268	53,785

Total current liabilities	363,876	278,346

Long-term debt, excluding current maturities	110,526	99,439
Insurance claims	30,336	31,468
Deferred income taxes	20,078	23,662

Equity
Landstar System, Inc. and subsidiary shareholders’ equity
Common stock, $0.01 par value, authorized 160,000,000 shares, issued 66,595,036 and 66,535,169 shares	666	665
Additional paid-in capital	164,766	169,268
Retained earnings	917,100	844,132
Cost of 19,689,466 and 18,674,902 shares of common stock in treasury	(805,189)	(763,182)
Accumulated other comprehensive income	1,198	881

Total Landstar System, Inc. and subsidiary shareholders’ equity	278,541	251,764

Noncontrolling interest	—	(797)

Total equity	278,541	250,967

Total liabilities and equity	$803,357	$683,882

See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share amounts)

(Unaudited)

	Thirty Nine Weeks Ended		Thirteen Weeks Ended
	September 24, 2011	September 25, 2010	September 24, 2011	September 25, 2010

Revenue	$1,931,560	$1,812,635	$684,013	$622,826
Investment income	1,294	1,069	373	495
Costs and expenses:
Purchased transportation	1,459,660	1,381,955	518,300	474,665
Commissions to agents	153,165	134,695	54,990	47,316
Other operating costs	22,050	21,952	6,427	6,448
Insurance and claims	34,096	37,609	9,381	11,480
Selling, general and administrative	112,252	114,886	39,206	41,070
Depreciation and amortization	19,336	18,444	6,549	6,456

Total costs and expenses	1,800,559	1,709,541	634,853	587,435

Operating income	132,295	104,163	49,533	35,886
Interest and debt expense	2,340	2,699	735	1,035

Income before income taxes	129,955	101,464	48,798	34,851
Income taxes	49,642	38,761	18,640	13,315

Net income	80,313	62,703	30,158	21,536
Less: Net loss attributable to noncontrolling interest	(62)	(712)	—	(266)

Net income attributable to Landstar System, Inc. and subsidiary	$80,375	$63,415	$30,158	$21,802

Earnings per common share attributable to Landstar System, Inc. and subsidiary	$1.69	$1.27	$0.64	$0.44

Diluted earnings per share attributable to Landstar System, Inc. and subsidiary	$1.68	$1.27	$0.64	$0.44

Average number of shares outstanding:
Earnings per common share	47,670,000	49,921,000	47,358,000	49,434,000

Diluted earnings per share	47,735,000	49,990,000	47,387,000	49,447,000

Dividends paid per common share	$0.155	$0.140	$0.055	$0.050

See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Thirty Nine Weeks Ended
	September 24, 2011	September 25, 2010

OPERATING ACTIVITIES
Net income	$80,313	$62,703
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of operating property and intangible assets	19,336	18,444
Non-cash interest charges	164	164
Provisions for losses on trade and other accounts receivable	4,308	3,539
Losses (gains) on sales/disposals of operating property	(253)	570
Deferred income taxes, net	(4,205)	(1,592)
Stock-based compensation	3,783	3,567
Changes in operating assets and liabilities:
Increase in trade and other accounts receivable	(114,765)	(49,502)
Decrease in other assets	3,957	323
Increase in accounts payable	43,191	25,677
Increase in other liabilities	14,401	10,582
Increase (decrease) in insurance claims	34,164	(6,192)

NET CASH PROVIDED BY OPERATING ACTIVITIES	84,394	68,283

INVESTING ACTIVITIES
Net change in other short-term investments	—	149
Sales and maturities of investments	65,646	31,145
Purchases of investments	(58,279)	(60,865)
Purchases of operating property	(3,460)	(25,474)
Proceeds from sales of operating property	2,463	948

NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	6,370	(54,097)

FINANCING ACTIVITIES
Decrease in cash overdraft	(1,816)	(6,422)
Dividends paid	(7,407)	(7,003)
Proceeds from exercises of stock options	656	1,527
Excess (shortfall) tax effect on stock option exercises	(122)	1,556
Borrowings on revolving credit facility	10,000	40,000
Purchases of common stock	(41,966)	(54,647)
Principal payments on capital lease obligations	(17,575)	(19,912)
Purchase of noncontrolling interest	(8,000)	—

NET CASH USED BY FINANCING ACTIVITIES	(66,230)	(44,901)

Effect of exchange rate changes on cash and cash equivalents	169	71

Increase (decrease) in cash and cash equivalents	24,703	(30,644)
Cash and cash equivalents at beginning of period	44,706	85,719

Cash and cash equivalents at end of period	$69,409	$55,075

See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

Thirty Nine Weeks Ended September 24, 2011

(Dollars in thousands)

(Unaudited)

	Landstar System, Inc. and Subsidiary Shareholders
	Common Stock		Additional Paid-In	Retained	Treasury Stock at Cost		Accumulated Other Comprehensive	Non- controlling
	Shares	Amount	Capital	Earnings	Shares	Amount	Income	Interest	Total

Balance December 25, 2010	66,535,169	$665	$169,268	$844,132	18,674,902	$(763,182)	$881	$(797)	$250,967

Net income (loss)				80,375				(62)	80,313

Dividends paid ($0.155 per share)				(7,407)					(7,407)

Purchases of common stock					1,013,507	(41,966)			(41,966)

Purchase of noncontrolling interest			(8,859)					859	(8,000)

Stock-based compensation			3,783						3,783

Exercises of stock options and issuance and vesting of non-vested stock, including shortfall tax effect	59,867	1	574		1,057	(41)			534

Foreign currency translation							169		169

Unrealized gain on available-for-sale investments, net of income taxes							148		148

Balance September 24, 2011	66,595,036	$666	$164,766	$917,100	19,689,466	$(805,189)	$1,198	$—	$278,541

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

In the Company’s 2009 fiscal third quarter, the Company acquired A3 Integration, LLC and its subsidiaries through A3i Acquisition, LLC, an entity in which the Company owned 100% of the non-voting, preferred interests and, from the date of acquisition to January 2011, 75% of the voting, common equity interests. A subsidiary of the Company purchased the remaining 25% of the voting, common equity interests in A3i Acquisition, LLC in January 2011.

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

As of September 24, 2011, the Company had two employee equity incentive plans, the 2002 employee stock option and stock incentive plan (the “ESOSIP”) and the 2011 equity incentive plan (the “2011 EIP”).The Company also has a stock compensation plan for members of its Board of Directors (the “Directors Stock Compensation Plan”). The ESOSIP, 2011 EIP and Directors Stock Compensation Plan are each referred to herein as a “Plan,” and, collectively, as the “Plans.” In May 2011, the Company’s shareholders approved the 2011 EIP. The provisions of the 2011 EIP, which replaces the ESOSIP, are substantially similar to the provisions of the ESOSIP. 6,000,000 shares of the Company’s common stock were authorized for issuance under the 2011 EIP. No further grants can be made under the ESOSIP, including 2,239,117 shares of the Company’s common stock previously reserved for issuance under the ESOSIP. Amounts recognized in the financial statements with respect to these Plans are as follows (in thousands):

	Thirty Nine Weeks Ended		Thirteen Weeks Ended
	September 24, 2011	September 25, 2010	September 24, 2011	September 25, 2010
Total cost of the Plans during the period	$3,783	$3,567	$1,310	$1,199

Amount of related income tax benefit recognized during the period	992	906	354	285

Net cost of the Plans during the period	$2,791	$2,661	$956	$914

The fair value of each option grant on its grant date was calculated using the Black-Scholes option pricing model with the following weighted average assumptions for grants made in the 2011 and 2010 thirty-nine-week periods:

	2011	2010
Expected volatility	35.0%	37.0%
Expected dividend yield	0.450%	0.400%
Risk-free interest rate	1.75%	2.50%
Expected lives (in years)	4.0	4.2

The Company utilizes historical data, including exercise patterns and employee departure behavior, in estimating the term that options will be outstanding. Expected volatility was based on historical volatility and other factors, such as expected changes in volatility arising from planned changes to the Company’s business, if any. The risk-free interest rate was based on the yield of zero coupon U.S. Treasury bonds for terms that approximated the terms of the options granted. The weighted average grant date fair value of stock options granted during the thirty-nine-week periods ended September 24, 2011 and September 25, 2010 was $12.06 and $12.00, respectively.

The following table summarizes information regarding the Company’s stock options granted under the Plans:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (000s)

Options outstanding at December 25, 2010	2,295,831	$39.73
Granted	273,000	$41.79
Exercised	(99,555)	$34.24
Forfeited	(118,700)	$41.59

Options outstanding at September 24, 2011	2,350,576	$40.11	6.2	$—

Options exercisable at September 24, 2011	1,110,143	$39.70	4.9	$—

As of September 24, 2011, there were 1,788,462 stock options outstanding that were out-of-the-money based on that day’s per share closing market price of $38.51 as reported on the NASDAQ Global Select Market. The remaining stock options outstanding as of September 24, 2011 that were in-the-money had an aggregate intrinsic value of $2,805,000. As of September 24, 2011, there were 800,429 exercisable stock options outstanding that were out-of-the-money. The remaining exercisable stock options outstanding as of September 24, 2011 that were in-the-money had an aggregate intrinsic value of $2,412,000. The total intrinsic value of stock options exercised during the thirty-nine-week periods ended September 24, 2011 and September 25, 2010 was $983,000 and $9,115,000, respectively.

As of September 24, 2011, there was $9,349,000 of total unrecognized compensation cost related to non-vested stock options granted under the Plans. The unrecognized compensation cost related to these non-vested options is expected to be recognized over a weighted average period of 2.8 years.

The fair value of each share of non-vested restricted stock issued under the Plans is based on the fair value of a share of the Company’s common stock on the date of grant. The following table summarizes information regarding the Company’s non-vested restricted stock under the Plans:

	Number of Shares	Weighted Average Grant Date Fair Value

Non-vested restricted stock outstanding at December 25, 2010	29,854	$39.49
Granted	22,410	$44.82
Vested	(6,056)	$42.41
Forfeited	(2,938)	$37.13

Non-vested restricted stock outstanding at September 24, 2011	43,270	$42.00

As of September 24, 2011, there was $1,400,000 of total unrecognized compensation cost related to non-vested shares of restricted stock granted under the Plans. The unrecognized compensation cost related to these non-vested shares of restricted stock is expected to be recognized over a weighted average period of 2.3 years.

As of September 24, 2011, there were 118,959 shares of the Company’s common stock reserved for issuance under the Directors’ Stock Compensation Plan and 8,336,576 shares of the Company’s common stock reserved for issuance in the aggregate under the Company’s other Plans.

(4)	Income Taxes

The provisions for income taxes for the 2011 and 2010 thirty-nine-week periods were each based on an effective income tax rate of approximately 38.2%, which was higher than the statutory federal income tax rate primarily as a result of state taxes, the meals and entertainment exclusion and non-deductible stock-based compensation.

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

The following table provides a reconciliation of the average number of common shares outstanding used to calculate earnings per share attributable to Landstar System, Inc. and subsidiary to the average number of common shares and common share equivalents outstanding used to calculate diluted earnings per share attributable to Landstar System, Inc. and subsidiary (in thousands):

	Thirty Nine Weeks Ended		Thirteen Weeks Ended
	September 24, 2011	September 25, 2010	September 24, 2011	September 25, 2010
Average number of common shares outstanding	47,670	49,921	47,358	49,434
Incremental shares from assumed exercises of stock options	65	69	29	13

Average number of common shares and common share equivalents outstanding	47,735	49,990	47,387	49,447

For the thirty-nine-week and thirteen-week periods ended September 24, 2011, there were 224,844 and 578,867, respectively, options outstanding to purchase shares of common stock excluded from the calculation of diluted earnings per share attributable to Landstar System, Inc. and subsidiary because they were antidilutive. For the thirty-nine-week and thirteen-week periods ended September 25, 2010 there were 1,353,313 and 1,650,313, respectively, options outstanding to purchase shares of common stock excluded from the calculation of diluted earnings per share attributable to Landstar System, Inc. and subsidiary because they were antidilutive.

(6)	Additional Cash Flow Information

During the 2011 thirty-nine-week period, Landstar paid income taxes and interest of $42,120,000 and $2,368,000, respectively. During the 2010 thirty-nine-week period, Landstar paid income taxes and interest of $36,568,000 and $2,847,000, respectively. Landstar acquired operating property by entering into capital leases in the amount of $13,038,000 and $14,145,000 in the 2011 and 2010 thirty-nine-week periods, respectively.

(7)	Segment Information

The following tables summarize information about Landstar’s reportable business segments as of and for the thirty-nine-week and thirteen-week periods ended September 24, 2011 and September 25, 2010 (in thousands):

	Thirty Nine Weeks Ended
	September 24, 2011			September 25, 2010
	Transportation Logistics	Insurance	Total	Transportation Logistics	Insurance	Total

External revenue	$1,906,037	$25,523	$1,931,560	$1,787,107	$25,528	$1,812,635
Investment income		1,294	1,294		1,069	1,069
Internal revenue		21,681	21,681		21,463	21,463
Operating income	113,749	18,546	132,295	88,460	15,703	104,163
Expenditures on long-lived assets	3,460		3,460	25,474		25,474
Goodwill	57,470		57,470	57,470		57,470

	Thirteen Weeks Ended
	September 24, 2011			September 25, 2010
	Transportation Logistics	Insurance	Total	Transportation Logistics	Insurance	Total

External revenue	$675,416	$8,597	$684,013	$614,273	$8,553	$622,826
Investment income		373	373		495	495
Internal revenue		5,864	5,864		5,902	5,902
Operating income	41,254	8,279	49,533	31,108	4,778	35,886
Expenditures on long-lived assets	631		631	790		790

In the thirty-nine-week and thirteen-week periods ended September 24, 2011, there were no customers who accounted for 10 percent or more of the Company’s revenue. In the thirty-nine-week period ended September 25, 2010, one customer accounted for approximately 11 percent of the Company’s revenue. In the thirteen-week period ended September 25, 2010, there were no customers who accounted for 10 percent or more of the Company’s revenue.

(8)	Comprehensive Income

The following table includes the components of comprehensive income attributable to Landstar System, Inc. and subsidiary for the thirty-nine-week and thirteen-week periods ended September 24, 2011 and September 25, 2010 (in thousands):

	Thirty Nine Weeks Ended		Thirteen Weeks Ended
	September 24, 2011	September 25, 2010	September 24, 2011	September 25, 2010

Net income attributable to Landstar System, Inc. and subsidiary	$80,375	$63,415	$30,158	$21,802
Unrealized holding gains (losses) on available-for-sale investments	230	948	(224)	752
Income tax benefit (expense) on unrealized holding gains (losses) on available-for-sale investments	(82)	(336)	79	(266)

Net unrealized holding gains (losses) on available-for-sale investments	148	612	(145)	486
Foreign currency translation gains (losses)	169	71	(44)	14

Comprehensive income attributable to Landstar System, Inc. and subsidiary	$80,692	$64,098	$29,969	$22,302

The foreign currency translation gain (loss) for each period represents the unrealized net gain (loss) on the translation of the financial statements of the Company’s Canadian operations. Accumulated other comprehensive income as reported as a component of equity at September 24, 2011 of $1,198,000 represents the unrealized net gain on the translation of the financial statements of the Company’s Canadian operations of $559,000 and the cumulative unrealized holding gains on available-for-sale investments, net of income taxes, of $639,000.

(9)	Investments

Investments include investment-grade bonds and mortgage-backed securities having maturities of up to five years (the “bond portfolio”). Investments in the bond portfolio are reported as available-for-sale and are carried at fair value. Investments maturing less than one year from the balance sheet date are included in short-term investments and investments maturing more than one year from the balance sheet date are included in other assets in the consolidated balance sheets. Management has performed an analysis of the nature of the unrealized losses on available-for-sale investments to determine whether such losses are other-than-temporary. Unrealized losses, representing the excess of the purchase price of an investment over its fair value as of the end of a period, considered to be other-than-temporary are to be included as a charge in the statement of income while unrealized losses considered to be temporary are to be included as a component of equity. Investments whose values are based on quoted market prices in active markets are classified within Level 1. Investments that trade in markets that are not considered to be active, but are valued based on quoted market prices, are classified within Level 2. As Level 2 investments include positions that are not traded in active markets, valuations may be adjusted to reflect illiquidity and/or non-transferability, which are generally based on available market information. Transfers between levels are recognized as of the beginning of the period. Fair value of the bond portfolio was determined using Level 1 inputs related to U.S. Treasury obligations and money market investments and Level 2 inputs related to investment-grade corporate bonds, mortgage-backed securities and direct obligations of government agencies. Net unrealized gains on the investments in the bond portfolio were $990,000 and $760,000 at September 24, 2011 and December 25, 2010, respectively.

The amortized cost and fair market values of available-for-sale investments are as follows at September 24, 2011 and December 25, 2010 (in thousands):

		Gross	Gross	Fair
	Amortized Cost	Unrealized Gains	Unrealized Losses	Market Value
September 24, 2011

Money market investments	$2,526	$—	$—	$2,526
Mortgage-backed securities	3,057	36	22	3,071
Corporate bonds and direct obligations of government agencies	53,150	997	73	54,074
U.S. Treasury obligations	10,506	52	—	10,558

Total	$69,239	$1,085	$95	$70,229

December 25, 2010

Money market investments	$535	$—	$—	$535
Mortgage-backed securities	3,458	64	8	3,514
Corporate bonds and direct obligations of government agencies	60,330	872	151	61,051
U.S. Treasury obligations	12,584	6	23	12,567

Total	$76,907	$942	$182	$77,667

For those available-for-sale investments with unrealized losses at September 24, 2011 and December 25, 2010, the following table summarizes the duration of the unrealized loss (in thousands):

	Less than 12 months		12 months or longer		Total
	Fair Market Value	Unrealized Loss	Fair Market Value	Unrealized Loss	Fair Market Value	Unrealized Loss
September 24, 2011

Mortgage-backed securities	$1,405	$22	$—	$—	$1,405	$22
Corporate bonds and direct obligations of government agencies	3,512	73	—	—	3,512	73

Total	$4,917	$95	$—	$—	$4,917	$95

December 25, 2010

Mortgage-backed securities	$225	$8	$—	$—	$225	$8
Corporate bonds and direct obligations of government agencies	11,615	151	—	—	11,615	151
U.S. Treasury obligations	774	23	—	—	774	23

Total	$12,614	$182	$—	$—	$12,614	$182

(10)	Commitments and Contingencies

Short-term investments include $28,177,000 in current maturities of investments held by the Company’s insurance segment at September 24, 2011. These short-term investments together with $22,006,000 of the non-current portion of investments included in other assets at September 24, 2011 provide collateral for the $45,165,000 of letters of credit issued to guarantee payment of insurance claims. As of September 24, 2011, Landstar also had $33,499,000 of letters of credit outstanding under the Company’s credit agreement.

As further described in periodic and current reports previously filed by the Company with the Securities and Exchange Commission (the “SEC”), the Company and certain of its subsidiaries (the “Defendants”) are defendants in a suit (the “Litigation”) brought in the United States District Court for the Middle District of Florida (the “District Court”) by the Owner-Operator Independent Drivers Association, Inc. (“OOIDA”) and four former BCO Independent Contractors (the “Named Plaintiffs” and, with OOIDA, the “Plaintiffs”) on behalf of all independent contractors who provide truck capacity to the Company and its subsidiaries under exclusive lease arrangements (the “BCO Independent Contractors”). The Plaintiffs allege that certain aspects of the Company’s motor carrier leases and related practices with its BCO Independent Contractors violate certain federal leasing regulations and seek injunctive relief, an unspecified amount of damages and attorneys’ fees. Landstar’s periodic and current reports previously filed with the SEC set forth the background for the Litigation through June 25, 2011 (the “Background”). The following information updates the Background.

On March 8, 2011, the Plaintiffs filed a petition with the United States Supreme Court to seek to further appeal certain portions of the October 4, 2010 ruling of the United States Court of Appeals for the Eleventh Circuit. On October 3, 2011, the United States Supreme Court entered an order denying such petition. The decertification of the class by the District Court was upheld on appeal and the Litigation therefore only involves the Named Plaintiffs and OOIDA. The Plaintiffs subsequently informed the Defendants of their intent to continue to seek affirmative relief with the District Court on remand.

As a result of the Supreme Court’s actions, the only open issues with respect to the Litigation are (i) the Plaintiffs’ right to injunctive relief with respect to the violation of the federal leasing regulations described in the Background, (ii) the Named Plaintiffs’ right to hold an evidentiary hearing to give them an opportunity to produce evidence of any damages they actually sustained as a result of such violation, (iii) the Plaintiffs’ right to an award of attorneys’ fees and/or costs and (iv) the Defendants’ right to an award of attorneys’ fees and/or costs. Although no assurances can be given with respect to the outcome of the Litigation, including the amount of any possible award of attorneys’ fees to the Plaintiffs, the Company believes that (i) no Plaintiff has sustained any actual damages as a result of any violations by the Defendants of the federal leasing regulations and (ii) injunctive relief, if any, that may be granted by the District Court on remand is unlikely to have a material adverse financial effect on the Company.

In June 2011, Landstar System, Inc. received a Civil Investigative Demand (the “CID”) from the United States Attorney for the Western District of Kentucky issued pursuant to the False Claims Act. The CID requests documents and written interrogatories limited to freight hauled to or from Fort Campbell, Kentucky by certain subsidiaries of the Company and billed to the U.S. government. The Company submitted its response to the CID in August 2011 and intends to continue to cooperate fully with the U.S. Attorney.

On September 23, 2011, a jury sitting in a state court in Cobb County, Georgia, entered a damage award of approximately $40.2 million (such amount, plus pre-judgment interest and a portion of plaintiffs’ attorney fees in an amount not yet determined are collectively referred to herein as the “Damage Award”) against Landstar Ranger, Inc., Landstar System Holdings, Inc. and Landstar System, Inc. The Damage Award arises out of an accident that occurred in February, 2007, involving a truck owner-operator leased to Landstar Ranger, Inc. Under the terms of the commercial trucking insurance program that Landstar had in place in 2007, Landstar retained liability for up to $5 million with respect to the accident giving rise to the Damage Award. Landstar has third party insurance in place covering all amounts of the Damage Award in excess of such retention, including all related out-of-pocket expenses, such as the costs of an appeal bond, post-judgment interest and attorney fees comprising the Damage Award. The Company recorded a $5 million charge representing its self-insured retention in respect of this accident in the consolidated financial results of the Company in the 2007 first quarter. Accordingly, the Company’s portion of the Damage Award was previously recorded and therefore did not reduce consolidated operating income or net income for the Company’s 2011 third quarter. Under the terms of the Company’s insurance policies, the Company is the primary obligor of the amount of the Damage Award, and as such, the Company has reported a $40.2 million receivable from the third party insurance providers in other receivables and a corresponding liability of the same amount in insurance claims in the consolidated balance sheets at September 24, 2011. The Company and its insurers intend to appeal the Damage Award. No assurances can be given regarding the outcome of such appeal.

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

Landstar markets its freight transportation services and supply chain solutions primarily through independent commission sales agents who enter into contractual arrangements with the Company and are responsible for locating freight, making that freight available to Landstar’s capacity providers and coordinating the transportation of the freight with customers and capacity providers. The Company’s third party capacity providers consist of independent contractors who provide truck capacity to the Company under exclusive lease arrangements (the “BCO Independent Contractors”), unrelated trucking companies who provide truck capacity to the Company under non-exclusive contractual arrangements (the “Truck Brokerage Carriers”), air cargo carriers, ocean cargo carriers, railroads and independent warehouse capacity providers (“Warehouse Capacity Owners”). The Company has contracts with Class 1 domestic and Canadian railroads, certain short-line railroads and domestic and international airlines and ocean lines. Through this network of agents and capacity providers linked together by Landstar’s information technology systems, Landstar operates a transportation services and supply chain solutions business primarily throughout North America with revenue of $2.4 billion during the most recently completed fiscal year. The Company reports the results of two operating segments: the transportation logistics segment and the insurance segment.

The transportation logistics segment provides a wide range of transportation services and supply chain solutions. Transportation services offered by the Company include truckload and less-than-truckload transportation, rail intermodal, air cargo, ocean cargo, expedited ground and air delivery of time-critical freight, heavy-haul/specialized, U.S.-Canada and U.S.-Mexico cross-border, project cargo and customs brokerage. Supply chain solutions are based on advanced technology solutions utilizing intellectual property that may be owned by the Company or licensed from third parties. Such solutions as offered to shippers by the Company may include integrated multi-modal solutions, outsourced logistics, supply chain engineering and warehousing. In the Company’s 2009 fiscal third quarter, the Company acquired A3 Integration, LLC and its subsidiaries through A3i Acquisition LLC (“A3i Acquisition”), an entity in which the Company owned 100% of the non-voting, preferred interests and, from the date of acquisition to January 2011, 75% of the voting, common equity interests. In January 2011, the Company purchased the remaining 25% of the voting, common equity interests in A3i Acquisition. Industries serviced by the transportation logistics segment include automotive products, paper, lumber and building products, metals, chemicals, foodstuffs, heavy machinery, retail, electronics, ammunition and explosives and military hardware. In addition, the transportation logistics segment provides transportation services to other transportation companies, including logistics and less-than-truckload service providers. Each of the independent commission sales agents has the opportunity to market all of the services provided by the transportation logistics segment. Freight transportation services are typically charged to customers on a per shipment basis for the physical transportation of freight. Supply chain solution customers are generally charged fees for the services provided. Revenue recognized by the transportation logistics segment when providing capacity to customers to haul their freight is referred to herein as “transportation services revenue” and revenue for freight management services recognized on a fee-for-service basis is referred to herein as “transportation management fees.” During the thirty nine weeks ended September 24, 2011, transportation services revenue hauled by BCO Independent Contractors, Truck Brokerage Carriers, rail intermodal, air cargo carriers and ocean cargo carriers represented 54%, 39%, 3%, 1%, and 2%, respectively, of the Company’s transportation logistics segment revenue. Transportation management fees represented 1% of the Company’s transportation logistics segment revenue in the thirty-nine-week period ended September 24, 2011.

The insurance segment is comprised of Signature Insurance Company, a wholly owned offshore insurance subsidiary, and Risk Management Claim Services, Inc. This segment provides risk and claims management services to certain of Landstar’s operating subsidiaries. In addition, it reinsures certain risks of the Company’s BCO Independent Contractors and provides certain property and casualty insurance directly to certain of Landstar’s operating subsidiaries. Revenue, representing premiums on reinsurance programs provided to the Company’s BCO Independent Contractors, at the insurance segment represented approximately 1% of the Company’s total revenue for the thirty nine weeks ended September 24, 2011.

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

	Thirty Nine Weeks Ended		Thirteen Weeks Ended
	September 24,	September 25,	September 24,	September 25,
	2011	2010	2011	2010
Revenue generated through (in thousands):

BCO Independent Contractors	$1,020,856	$966,221	$351,108	$334,485
Truck Brokerage Carriers	747,122	705,189	274,731	239,026
Rail intermodal	53,991	51,840	19,159	17,748
Ocean cargo carriers	38,733	34,045	12,702	13,210
Air cargo carriers	29,528	13,853	12,628	5,291
Other (1)	41,330	41,487	13,685	13,066

	$1,931,560	$1,812,635	$684,013	$622,826

Number of loads:

BCO Independent Contractors	601,990	624,270	199,260	203,500
Truck Brokerage Carriers	441,930	456,410	154,720	148,080
Rail intermodal	22,750	23,120	7,920	7,630
Ocean cargo carriers	6,040	4,930	2,090	1,820
Air cargo carriers	6,110	4,870	2,110	1,740

	1,078,820	1,113,600	366,100	362,770

Revenue per load:

BCO Independent Contractors	$1,696	$1,548	$1,762	$1,644
Truck Brokerage Carriers	1,691	1,545	1,776	1,614
Rail intermodal	2,373	2,242	2,419	2,326
Ocean cargo carriers	6,413	6,906	6,078	7,258
Air cargo carriers	4,833	2,845	5,985	3,041

(1)	Includes premium revenue generated by the insurance segment and warehousing and transportation management fee revenue generated by the transportation logistics segment.

Also critical to the Company’s success is its ability to secure capacity, particularly truck capacity, at rates that allow the Company to profitably transport customers’ freight. The following table summarizes available truck capacity providers:

	September 24, 2011	September 25, 2010

BCO Independent Contractors	7,798	7,893
Truck Brokerage Carriers:
Approved and active (1)	18,402	17,393
Other approved	9,088	9,490

	27,490	26,883

Total available truck capacity providers	35,288	34,776

Number of trucks provided by BCO Independent Contractors	8,314	8,481

(1)	Active refers to Truck Brokerage Carriers who moved at least one load in the 180 days immediately preceding the fiscal quarter end.

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

In general, gross profit margin on revenue hauled by BCO Independent Contractors represents a fixed percentage of revenue due to the nature of the contracts that pay a fixed percentage of revenue to both the BCO Independent Contractors and independent commission sales agents. For revenue hauled by Truck Brokerage Carriers, gross profit margin is either fixed or variable as a percent of revenue, depending on the contract with each individual independent commission sales agent. Under certain contracts with independent commission sales agents, the Company retains a fixed percentage of revenue and the agent retains the amount remaining less the cost of purchased transportation (the “retention contracts”). Gross profit margin on revenue hauled by rail, air cargo carriers, ocean cargo carriers and Truck Brokerage Carriers, other than those under retention contracts, is variable in nature as the Company’s contracts with independent commission sales agents provide commissions to agents at a contractually agreed upon percentage of net revenue. Approximately 67% of the Company’s revenue in the thirty-nine-week period ended September 24, 2011 had a fixed gross profit margin.

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

The following table sets forth the percentage relationships of purchased transportation and commissions to agents, both being direct costs, to revenue and indirect costs as a percentage of gross profit for the periods indicated:

	Thirty Nine Weeks Ended		Thirteen Weeks Ended
	September 24, 2011	September 25, 2010	September 24, 2011	September 25, 2010

Revenue	100.0%	100.0%	100.0%	100.0%

Purchased transportation	75.6	76.3	75.8	76.2
Commissions to agents	7.9	7.4	8.0	7.6

Gross profit margin	16.5%	16.3%	16.2%	16.2%

Gross profit	100.0%	100.0%	100.0%	100.0%
Investment income	0.4	0.4	0.3	0.5
Indirect costs and expenses:
Other operating costs	6.9	7.5	5.8	6.4
Insurance and claims	10.7	12.7	8.5	11.4
Selling, general and administrative	35.2	38.8	35.4	40.7
Depreciation and amortization	6.1	6.2	5.9	6.4

Operating margin	41.5%	35.2%	44.7%	35.6%

THIRTY NINE WEEKS ENDED SEPTEMBER 24, 2011 COMPARED TO THIRTY NINE WEEKS ENDED SEPTEMBER 25, 2010

Revenue for the 2011 thirty-nine-week period was $1,931,560,000, an increase of $118,925,000, or 7%, compared to the 2010 thirty-nine-week period. Revenue increased $118,930,000, or 7%, at the transportation logistics segment. The increase in revenue at the transportation logistics segment was primarily attributable to a higher revenue per load of approximately 10%, partially offset by a 3% decrease in the number of loads hauled. Included in the 2011 and 2010 thirty-nine-week periods were transportation management fees of $15,417,000 and $13,246,000, respectively.

Truck transportation revenue hauled by BCO Independent Contractors and Truck Brokerage Carriers (together the “third-party truck capacity providers”) for the thirty-nine-week period ended September 24, 2011, which represented 92% of total revenue, was $1,767,978,000, an increase of $96,568,000, or 6%, compared to the 2010 thirty-nine-week period. The number of loads hauled by third-party truck capacity providers in the 2011 thirty-nine-week period decreased 3% compared to the 2010 thirty-nine-week period, while revenue per load increased 10% over the same period. The decrease in the number of loads hauled by third-party truck capacity providers was primarily attributable to the anticipated reduction of freight hauled on behalf of one customer in the Company’s less-than-truckload substitute line haul service offering. Less-than-truckload substitute line haul revenue was $55,254,000 and $196,159,000 in the 2011 and 2010 thirty-nine-week periods, respectively. The increase in revenue per load on revenue hauled by third-party truck capacity providers was primarily attributable to tighter truck capacity in the domestic market during the thirty nine weeks ended September 24, 2011. Fuel surcharges on Truck Brokerage Carrier revenue identified separately in billings to customers and included as a component of Truck Brokerage Carrier revenue were $71,129,000 and $62,304,000 in the 2011 and 2010 periods, respectively. Fuel surcharges billed to customers on revenue hauled by BCO Independent Contractors are excluded from revenue.

Transportation revenue hauled by rail intermodal, air cargo and ocean cargo carriers (together the “multimode capacity providers”) for the thirty-nine-week period ended September 24, 2011, which represented 6% of total revenue, was $122,252,000, an increase of $22,514,000, or 23%, compared to the 2010 thirty-nine-week period. The number of loads hauled by multimode capacity providers in the 2011 thirty-nine-week period increased 6% compared to the 2010 thirty-nine-week period, and revenue per load increased 16% over the same period. The increase in revenue per load on revenue hauled by multimode capacity providers is influenced by many factors including the mode of transportation used, length of haul, complexity of freight, density of freight lanes, fuel costs and availability of capacity.

Purchased transportation was 75.6% and 76.3% of revenue in the 2011 and 2010 thirty-nine-week periods, respectively. The decrease in purchased transportation as a percentage of revenue was primarily attributable to reduced less-than-truckload substitute line-haul revenue, which has the highest rate of purchased transportation, partially offset by an increase in the percentage of revenue hauled by Truck Brokerage Carriers other than less-than-truckload substitute line-haul revenue (“Core Truck Brokerage revenue”). Commissions to agents were 7.9% of revenue in the 2011 period and 7.4% of revenue in the 2010 period. The increase in commissions to agents as a percentage of revenue was primarily attributable to decreased less-than-truckload substitute line-haul revenue, which typically has a lower commission rate, and increased Core Truck Brokerage revenue as a percent of revenue.

Investment income at the insurance segment was $1,294,000 and $1,069,000 in the 2011 and 2010 thirty-nine-week periods, respectively. The increase in investment income was primarily due to an increased average rate of return on investments held by the insurance segment, partly offset by a lower average investment balance in the 2011 period.

Other operating costs were 6.9% and 7.5% of gross profit in the 2011 and 2010 periods, respectively. The decrease in other operating costs as a percentage of gross profit was primarily attributable to the effect of increased gross profit and a reduction in certain outsourced logistics services costs, partially offset by increased trailing equipment maintenance costs in the 2011 period. Insurance and claims were 10.7% of gross profit in the 2011 period and 12.7% of gross profit in the 2010 period. The decrease in insurance and claims as a percentage of gross profit was primarily due to an increase in the percent of gross profit contributed from revenue hauled by Truck

Brokerage Carriers, which has a lower claims risk profile, and unfavorable development of prior year claims in the 2010 period. Selling, general and administrative costs were 35.2% of gross profit in the 2011 period and 38.8% of gross profit in the 2010 period. The decrease in selling, general and administrative costs as a percentage of gross profit was primarily attributable to the effect of increased gross profit, a lower provision for bonuses under the Company’s incentive compensation plan and a one-time charge recorded in the 2010 period of $3,800,000 related to the buyout by the Company of its remaining contingent payment obligations from an acquisition completed in 2009. Depreciation and amortization was 6.1% of gross profit in the 2011 period compared to 6.2% in the 2010 period. The decrease in depreciation and amortization as a percentage of gross profit was primarily attributable to the effect of increased gross profit.

The provisions for income taxes for the 2011 and 2010 thirty-nine-week periods were based on an effective income tax rate of approximately 38.2%, which was higher than the statutory federal income tax rate primarily as a result of state taxes, the meals and entertainment exclusion and non-deductible stock compensation expense.

The net losses attributable to noncontrolling interest of $62,000 and $712,000 in the 2011 and 2010 thirty-nine-week periods, respectively, represent the noncontrolling investor’s 25 percent share of the net loss incurred by A3i Acquisition through January 2011. The Company purchased the remaining 25 percent of A3i Acquisition in January 2011.

Net income attributable to the Company was $80,375,000, or $1.69 per common share ($1.68 per diluted share), in the 2011 thirty-nine-week period. Net income attributable to the Company was $63,415,000, or $1.27 per common share ($1.27 per diluted share), in the 2010 thirty-nine-week period. Included in the 2010 thirty-nine-week period was a one-time charge of $3,800,000 related to the buy-out by the Company of its remaining contingent payment obligations from an acquisition completed in 2009. This charge, net of related income taxes, decreased 2010 thirty-nine-week period net income attributable to the Company by $2,348,000, or $0.05 per common share ($0.05 per diluted share).

THIRTEEN WEEKS ENDED SEPTEMBER 24, 2011 COMPARED TO THIRTEEN WEEKS ENDED SEPTEMBER 25, 2010

Revenue for the 2011 thirteen-week period was $684,013,000, an increase of $61,187,000, or 10%, compared to the 2010 thirteen-week period. Revenue increased $61,143,000, or 10%, at the transportation logistics segment. The increase in revenue at the transportation logistics segment was primarily attributable to a higher revenue per load of approximately 9% and a 1% increase in the number of loads hauled. Included in the 2011 and 2010 thirteen-week periods were transportation management fees of $4,998,000 and $4,254,000, respectively.

Truck transportation revenue hauled by third-party truck capacity providers for the thirteen-week period ended September 24, 2011, which represented 91% of total revenue, was $625,839,000, an increase of $52,328,000, or 9%, compared to the 2010 thirteen-week period. During the 2011 and 2010 thirteen week periods, less-than-truckload substitute line haul revenue was $17,111,000 and $48,408,000, respectively. The number of loads hauled by third-party truck capacity providers in the 2011 thirteen-week period increased 1% compared to the 2010 thirteen-week period and revenue per load increased 8% over the same period. The increase in revenue per load on revenue hauled by third-party truck capacity providers was primarily attributable to tighter truck capacity in the domestic market during the thirteen weeks ended September 24, 2011. Fuel surcharges on Truck Brokerage Carrier revenue identified separately in billings to customers and included as a component of Truck Brokerage Carrier revenue were $25,903,000 and $20,289,000 in the 2011 and 2010 periods, respectively. Fuel surcharges billed to customers on revenue hauled by BCO Independent Contractors are excluded from revenue.

Transportation revenue hauled by multimode capacity providers for the thirteen-week period ended September 24, 2011, which represented 7% of total revenue, was $44,489,000, an increase of $8,240,000, or 23%, compared to the 2010 thirteen-week period. The number of loads hauled by multimode capacity providers in the 2011 thirteen-week period increased 8% compared to the 2010 thirteen-week period, and revenue per load increased 13% over the same period. The increase in revenue per load on revenue hauled by multimode capacity providers is influenced by many factors including the mode of transportation used, length of haul, complexity of freight, density of freight lanes and availability of capacity.

Purchased transportation was 75.8% and 76.2% of revenue in the 2011 and 2010 thirteen-week periods, respectively. The decrease in purchased transportation as a percentage of revenue was primarily attributable to reduced less-than-truckload substitute line-haul revenue, which has the highest rate of purchased transportation, partially offset by an increase in Core Truck Brokerage revenue as a percent of revenue. Commissions to agents were 8.0% of revenue in the 2011 period and 7.6% of revenue in the 2010 period. The increase in commissions to agents as a percentage of revenue was primarily attributable to decreased less-than-truckload substitute line-haul revenue, which typically has a lower commission rate, and increased net revenue on Core Truck Brokerage revenue.

Investment income at the insurance segment was $373,000 and $495,000 in the 2011 and 2010 thirteen-week periods, respectively. The decrease in investment income was primarily due to a lower average rate of return on investments held by the insurance segment in the 2011 period.

Other operating costs were 5.8% and 6.4% of gross profit in the 2011 and 2010 periods, respectively. The decrease in other operating costs as a percentage of gross profit was primarily attributable to the effect of increased gross profit. Insurance and claims were 8.5% of gross profit in the 2011 period and 11.4% of gross profit in the 2010 period. The decrease in insurance and claims as a percentage of gross profit was primarily due to an increase in the percent of gross profit contributed from revenue hauled by Truck Brokerage Carriers, which has a lower claims risk profile, favorable development of prior year claims in the 2011 period and unfavorable development of prior year claims in the 2010 period, partially offset by an increased cost of cargo claims. Selling, general and administrative costs were 35.4% of gross profit in the 2011 period and 40.7% of gross profit in the 2010 period. The decrease in selling, general and administrative costs as a percentage of gross profit was primarily attributable to the effect of increased gross profit and a one-time charge recorded in the 2010 period of $3,800,000 related to the buyout by the Company of its remaining contingent payment obligations from an acquisition completed in 2009. Depreciation and amortization was 5.9% of gross profit in the 2011 period compared with 6.4% in the 2010 period. The decrease in depreciation and amortization as a percentage of gross profit was primarily due to the effect of increased gross profit.

The provisions for income taxes for the 2011 and 2010 thirteen-week periods were based on an effective income tax rate of approximately 38.2%, which was higher than the statutory federal income tax rate primarily as a result of state taxes, the meals and entertainment exclusion and non-deductible stock compensation expense.

Net income attributable to the Company was $30,158,000, or $0.64 per common share ($0.64 per diluted share), in the 2011 thirteen-week period. Net income attributable to the Company was $21,802,000, or $0.44 per common share ($0.44 per diluted share), in the 2010 thirteen-week period. As described above, the 2010 thirteen-week period included a one-time charge of $3,800,000 related to the buy-out by the Company of its remaining contingent payment obligations from an acquisition completed in 2009. This charge, net of related income taxes, decreased 2010 thirteen-week period net income attributable to the Company by $2,348,000, or $0.05 per common share ($0.05 per diluted share).

CAPITAL RESOURCES AND LIQUIDITY

Working capital and the ratio of current assets to current liabilities were $194,533,000 and 1.5 to 1, respectively, at September 24, 2011, compared with $142,571,000 and 1.5 to 1, respectively, at December 25, 2010. Landstar has historically operated with current ratios within the range of 1.5 to 1 to 2.0 to 1. Cash provided by operating activities was $84,394,000 in the 2011 thirty-nine-week period compared with $68,283,000 in the 2010 thirty-nine-week period. The increase in cash flow provided by operating activities was primarily attributable to increased net income and timing of payments, partially offset by the timing of collections of trade accounts receivable. The number of days sales outstanding in trade accounts receivable, representing gross outstanding receivables divided by the average revenue per day for the most recent period, increased to 49 days outstanding at September 24, 2011 compared to 46 days outstanding at September 25, 2010. The increase in the number of days sales outstanding in trade accounts receivable was primarily attributable to the significant decrease in revenue from one customer that historically had paid the Company quickly on revenue generated under the Company’s less-than-truckload substitute line haul service offering.

The Company paid $0.155 per share, or $7,407,000, in cash dividends during the thirty-nine-week period ended September 24, 2011. It is the intention of the Board of Directors to continue to pay a quarterly dividend. During the thirty-nine-week period ended September 24, 2011, the Company purchased 1,013,507 shares of its common stock at a total cost of $41,966,000. As of September 24, 2011, the Company may purchase up to an additional 709,155 shares of its common stock under its authorized stock purchase program. Long-term debt, including current maturities, was $127,074,000 at September 24, 2011, $5,463,000 higher than at December 25, 2010.

Equity was $278,541,000, or 69% of total capitalization (defined as long-term debt including current maturities plus equity), at September 24, 2011, compared to $250,967,000, or 67% of total capitalization, at December 25, 2010. The increase in equity was primarily a result of net income and the effect of the exercises of stock options during the period, partially offset by the purchase of the noncontrolling interest and dividends paid by the Company.

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

At September 24, 2011, the Company had $90,000,000 in borrowings outstanding and $33,499,000 of letters of credit outstanding under the Credit Agreement. At September 24, 2011, there was $101,501,000 available for future borrowings under the Credit Agreement. In addition, the Company has $45,165,000 in letters of credit outstanding as collateral for insurance claims that are secured by investments and cash equivalents totaling $50,183,000. Investments, all of which are carried at fair value, include investment-grade bonds and mortgage-backed securities having maturities of up to five years. Fair value of investments is based primarily on quoted market prices. See Notes to Consolidated Financial Statements for further discussion on measurement of fair value of investments.

Historically, the Company has generated sufficient operating cash flow to meet its debt service requirements, fund continued growth, both internal and through acquisitions, complete or execute share purchases of its common stock under authorized share purchase programs, pay dividends and meet working capital needs. As a non-asset based provider of transportation services and supply chain solutions, the Company’s annual capital requirements for operating property are generally for trailing equipment and information technology hardware and software. In addition, a significant portion of the trailing equipment used by the Company is provided by third party capacity providers, thereby reducing the Company’s capital requirements. During the 2011 thirty-nine-week period, the Company purchased $3,460,000 of operating property and acquired $13,038,000 of trailing equipment by entering into capital leases. Landstar anticipates purchasing approximately $21,000,000 in operating property, primarily new trailing equipment to replace older trailing equipment and information technology equipment, during the remainder of fiscal year 2011 either by purchase or lease financing.

Management believes that cash flow from operations combined with the Company’s borrowing capacity under the Credit Agreement will be adequate to meet Landstar’s debt service requirements, fund continued growth, both internal and through acquisitions, pay dividends, complete the authorized share purchase programs and meet working capital needs.

LEGAL MATTERS

As further described in periodic and current reports previously filed by the Company with the Securities and Exchange Commission (the “SEC”), the Company and certain of its subsidiaries (the “Defendants”) are defendants in a suit (the “Litigation”) brought in the United States District Court for the Middle District of Florida (the “District Court”) by the Owner-Operator Independent Drivers Association, Inc. (“OOIDA”) and four former BCO Independent Contractors (the “Named Plaintiffs” and, with OOIDA, the “Plaintiffs”) on behalf of all independent contractors who provide truck capacity to the Company and its subsidiaries under exclusive lease arrangements (the “BCO Independent Contractors”). The Plaintiffs allege that certain aspects of the Company’s motor carrier leases and related practices with its BCO Independent Contractors violate certain federal leasing regulations and seek injunctive relief, an unspecified amount of damages and attorneys’ fees. Landstar’s periodic and current reports previously filed with the SEC set forth the background for the Litigation through June 25, 2011 (the “Background”). The following information updates the Background.

On March 8, 2011, the Plaintiffs filed a petition with the United States Supreme Court to seek to further appeal certain portions of the October 4, 2010 ruling of the United States Court of Appeals for the Eleventh Circuit. On October 3, 2011, the United States Supreme Court entered an order denying such petition. The decertification of the class by the District Court was upheld on appeal and the Litigation therefore only involves the Named Plaintiffs and OOIDA. The Plaintiffs subsequently informed the Defendants of their intent to continue to seek affirmative relief with the District Court on remand.

As a result of the Supreme Court’s actions, the only open issues with respect to the Litigation are (i) the Plaintiffs’ right to injunctive relief with respect to the violation of the federal leasing regulations described in the Background, (ii) the Named Plaintiffs’ right to hold an evidentiary hearing to give them an opportunity to produce evidence of any damages they actually sustained as a result of such violation, (iii) the Plaintiffs’ right to an award of attorneys’ fees and/or costs and (iv) the Defendants’ right to an award of attorneys’ fees and/or costs. Although no assurances can be given with respect to the outcome of the Litigation, including the amount of any possible award of attorneys’ fees to the Plaintiffs, the Company believes that (i) no Plaintiff has sustained any actual damages as a result of any violations by the Defendants of the federal leasing regulations and (ii) injunctive relief, if any, that may be granted by the District Court on remand is unlikely to have a material adverse financial effect on the Company.

In June 2011, Landstar System, Inc. received a Civil Investigative Demand (the “CID”) from the United States Attorney for the Western District of Kentucky issued pursuant to the False Claims Act. The CID requests documents and written interrogatories limited to freight hauled to or from Fort Campbell, Kentucky by certain subsidiaries of the Company and billed to the U.S. government. The Company submitted its response to the CID in August 2011 and intends to continue to cooperate fully with the U.S. Attorney.

On September 23, 2011, a jury sitting in a state court in Cobb County, Georgia, entered a damage award of approximately $40.2 million (such amount, plus pre-judgment interest and a portion of plaintiffs’ attorney fees in an amount not yet determined are collectively referred to herein as the “Damage Award”) against Landstar Ranger, Inc., Landstar System Holdings, Inc. and Landstar System, Inc. The Damage Award arises out of an accident that occurred in February, 2007, involving a truck owner-operator leased to Landstar Ranger, Inc. Under the terms of the commercial trucking insurance program that Landstar had in place in 2007, Landstar retained liability for up to $5 million with respect to the accident giving rise to the Damage Award. Landstar has third party insurance in place covering all amounts of the Damage Award in excess of such retention, including all related out-of-pocket expenses, such as the costs of an appeal bond, post-judgment interest and attorney fees comprising the Damage Award. The Company recorded a $5 million charge representing its self-insured retention in respect of this accident in the consolidated financial results of the Company in the 2007 first quarter. Accordingly, the Company’s portion of the Damage Award was previously recorded and therefore did not reduce consolidated operating income or net income for the Company’s 2011 third quarter. Under the terms of the Company’s insurance policies, the Company is the primary obligor of the amount of the Damage Award, and as such, the Company has reported a $40.2 million receivable from the third party insurance providers in other receivables and a corresponding liability of the same amount in insurance claims in the consolidated balance sheets at September 24, 2011. The Company and its insurers intend to appeal the Damage Award. No assurances can be given regarding the outcome of such appeal.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The allowance for doubtful accounts for both trade and other receivables represents management’s estimate of the amount of outstanding receivables that will not be collected. Historically, management’s estimates for uncollectible receivables have been materially correct. Although management believes the amount of the allowance for both trade and other receivables at September 24, 2011 is appropriate, a prolonged period of low or no economic growth may adversely affect the collection of these receivables. Conversely, a more robust economic environment may result in the realization of some portion of the estimated uncollectible receivables.

Landstar provides for the estimated costs of self-insured claims primarily on an actuarial basis. The amount recorded for the estimated liability for claims incurred is based upon the facts and circumstances known on the applicable balance sheet date. The ultimate resolution of these claims may be for an amount greater or less than the amount estimated by management. The Company continually revises its existing claim estimates as new or revised information becomes available on the status of each claim. Historically, the Company has experienced both favorable and unfavorable development of prior years’ claims estimates. During the 2011 and 2010 thirty-nine-week periods, insurance and claims costs included $198,000 and $1,634,000, respectively, of unfavorable adjustments to prior years’ claims estimates. It is reasonably likely that the ultimate outcome of settling all outstanding claims will be more or less than the estimated claims reserve at September 24, 2011.

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

Borrowings under the Credit Agreement bear interest at rates equal to, at the option of the Company, either (i) the greater of (a) the prime rate as publicly announced from time to time by JPMorgan Chase Bank, N.A. and (b) the federal funds effective rate plus .5%, or, (ii) the rate at the time offered to JPMorgan Chase Bank, N.A. in the Eurodollar market for amounts and periods comparable to the relevant loan plus, in either case, a margin that is determined based on the level of the Company’s Leverage Ratio, as defined in the Credit Agreement. As of September 24, 2011 and December 25, 2010, the weighted average interest rates on borrowings outstanding were 1.11% and 1.14%, respectively. During the third quarter of 2011, the average outstanding balance under the Credit Agreement was approximately $88,731,000. Assuming that debt levels on the Credit Agreement remain at $90,000,000, the balance at September 24, 2011, a hypothetical increase of 100 basis points in current rates provided for under the Credit Agreement is estimated to result in an increase in interest expense of $900,000 on an annualized basis. Based on the borrowing rates in the Credit Agreement and the repayment terms, the fair value of the outstanding borrowings as of September 24, 2011 was estimated to approximate carrying value.

Long-term investments, all of which are available-for-sale and are carried at fair value, include investment-grade bonds and mortgage-backed securities having maturities of up to five years. Assuming that the long-term portion of investments remains at $42,052,000, the balance at September 24, 2011, a hypothetical increase or decrease in interest rates of 100 basis points would not have a material impact on future earnings on an annualized basis. Short-term investments include short-term investment-grade instruments and the current maturities of investment-grade bonds and mortgage-backed securities. Accordingly, any future interest rate risk on these short-term investments would not be material.

Assets and liabilities of the Company’s Canadian operations are translated from their functional currency to U.S. dollars using exchange rates in effect at the balance sheet date and revenue and expense accounts are translated at average monthly exchange rates during the period. Adjustments resulting from the translation process are included in accumulated other comprehensive income. Transactional gains and losses arising from receivable and payable balances, including intercompany balances, in the normal course of business that are denominated in a currency other than the functional currency of the operation are recorded in the statements of income when they occur. The net assets held at the Company’s Canadian subsidiary at September 24, 2011 were, as translated to U.S. dollars, less than 1% of total consolidated net assets. Accordingly, any translation gain or loss related to the Canadian operation would not be material.

Item 4. Controls and Procedures

As of the end of the period covered by this quarterly report on Form 10-Q, an evaluation was carried out, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended). Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of September 24, 2011, to provide reasonable assurance that information required to be disclosed by the Company in reports that it filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There were no significant changes in the Company’s internal controls over financial reporting during the Company’s fiscal quarter ended September 24, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

As further described in periodic and current reports previously filed by the Company with the Securities and Exchange Commission (the “SEC”), the Company and certain of its subsidiaries (the “Defendants”) are defendants in a suit (the “Litigation”) brought in the United States District Court for the Middle District of Florida (the “District Court”) by the Owner-Operator Independent Drivers Association, Inc. (“OOIDA”) and four former BCO Independent Contractors (the “Named Plaintiffs” and, with OOIDA, the “Plaintiffs”) on behalf of all independent contractors who provide truck capacity to the Company and its subsidiaries under exclusive lease arrangements (the “BCO Independent Contractors”). The Plaintiffs allege that certain aspects of the Company’s motor carrier leases and related practices with its BCO Independent Contractors violate certain federal leasing regulations and seek injunctive relief, an unspecified amount of damages and attorneys’ fees. Landstar’s periodic and current reports previously filed with the SEC set forth the background for the Litigation through June 25, 2011 (the “Background”). The following information updates the Background.

On March 8, 2011, the Plaintiffs filed a petition with the United States Supreme Court to seek to further appeal certain portions of the October 4, 2010 ruling of the United States Court of Appeals for the Eleventh Circuit. On October 3, 2011, the United States Supreme Court entered an order denying such petition. The decertification of the class by the District Court was upheld on appeal and the Litigation therefore only involves the Named Plaintiffs and OOIDA. The Plaintiffs subsequently informed the Defendants of their intent to continue to seek affirmative relief with the District Court on remand.

As a result of the Supreme Court’s actions, the only open issues with respect to the Litigation are (i) the Plaintiffs’ right to injunctive relief with respect to the violation of the federal leasing regulations described in the Background, (ii) the Named Plaintiffs’ right to hold an evidentiary hearing to give them an opportunity to produce evidence of any damages they actually sustained as a result of such violation, (iii) the Plaintiffs’ right to an award of attorneys’ fees and/or costs and (iv) the Defendants’ right to an award of attorneys’ fees and/or costs.

Although no assurances can be given with respect to the outcome of the Litigation, including the amount of any possible award of attorneys’ fees to the Plaintiffs, the Company believes that (i) no Plaintiff has sustained any actual damages as a result of any violations by the Defendants of the federal leasing regulations and (ii) injunctive relief, if any, that may be granted by the District Court on remand is unlikely to have a material adverse financial effect on the Company.

In June 2011, Landstar System, Inc. received a Civil Investigative Demand (the “CID”) from the United States Attorney for the Western District of Kentucky issued pursuant to the False Claims Act. The CID requests documents and written interrogatories limited to freight hauled to or from Fort Campbell, Kentucky by certain subsidiaries of the Company and billed to the U.S. government. The Company submitted its response to the CID in August 2011 and intends to continue to cooperate fully with the U.S. Attorney.

On September 23, 2011, a jury sitting in a state court in Cobb County, Georgia, entered a damage award of approximately $40.2 million (such amount, plus pre-judgment interest and a portion of plaintiffs’ attorney fees in an amount not yet determined are collectively referred to herein as the “Damage Award”) against Landstar Ranger, Inc., Landstar System Holdings, Inc. and Landstar System, Inc. The Damage Award arises out of an accident that occurred in February, 2007, involving a truck owner-operator leased to Landstar Ranger, Inc. Under the terms of the commercial trucking insurance program that Landstar had in place in 2007, Landstar retained liability for up to $5 million with respect to the accident giving rise to the Damage Award. Landstar has third party insurance in place covering all amounts of the Damage Award in excess of such retention, including all related out-of-pocket expenses, such as the costs of an appeal bond, post-judgment interest and attorney fees comprising the Damage Award. The Company recorded a $5 million charge representing its self-insured retention in respect of this accident in the consolidated financial results of the Company in the 2007 first quarter. Accordingly, the Company’s portion of the Damage Award was previously recorded and therefore did not reduce consolidated operating income or net income for the Company’s 2011 third quarter. Under the terms of the Company’s insurance policies, the Company is the primary obligor of the amount of the Damage Award, and as such, the Company has reported a $40.2 million receivable from the third party insurance providers in other receivables and a corresponding liability of the same amount in insurance claims in the consolidated balance sheets at September 24, 2011. The Company and its insurers intend to appeal the Damage Award. No assurances can be given regarding the outcome of such appeal.

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

Doing business with the federal government

We must comply with and are affected by laws and regulations relating to doing business with the federal government. U.S. government agencies, including various agency Inspectors General, routinely audit and investigate government contractors. Government contractors may also be subject to investigation by the U.S. Department of Justice as a result of or in connection with allegations made by third parties. In connection with an audit or investigation by a U.S. government agency or the U.S. Department of Justice, the Government may allege violations of specific laws and regulations by the Company or those doing business with the Company. The Government may also seek remedies against the Company, such as fines and penalties, the termination of our contracts, or suspension or prohibition from doing business with the U.S. Government, any of which could cause the Company to suffer serious reputational harm and other adverse commercial consequences.

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

Purchases of Equity Securities by the Company

The following table provides information regarding the Company’s purchases of its Common Stock during the period from June 26, 2011 to September 24, 2011, the Company’s third fiscal quarter:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased Under the Program

June 25, 2011				525,969
June 26, 2011 – July 23, 2011	—	$—	—	525,969
July 24, 2011 – August 20, 2011	675,969	40.58	675,969	850,000
August 21, 2011 – Sept. 24, 2011	140,845	37.41	140,845	709,155

Total	816,814	$40.03	816,814

On August 23, 2010, Landstar System, Inc. announced that it had been authorized by its Board of Directors to purchase up to 2,000,000 shares of its common stock from time to time in the open market and in privately negotiated transactions. During its 2011 third quarter, the Company completed the purchase of shares authorized for purchase under this program. On August 16, 2011, Landstar System, Inc. announced that it had been authorized by its Board of Directors to purchase up to an additional 1,000,000 shares of its common stock from time to time in the open market and in privately negotiated transactions. As of September 24, 2011, the Company may purchase 709,155 shares of its common stock under this authorization. No specific expiration date has been assigned to the August 16, 2011 authorization.

During the thirty-nine-week period ended September 24, 2011, Landstar paid dividends as follows:

Dividend Amount per Share	Declaration Date	Record Date	Payment Date

$0.050	January 25, 2011	February 14, 2011	March 11, 2011
$0.050	April 20, 2011	May 5, 2011	May 27, 2011
$0.055	July 20, 2011	August 8, 2011	August 26, 2011

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

LANDSTAR SYSTEM, INC.

Date: October 28, 2011	/s/ Henry H. Gerkens
Henry H. Gerkens
Chairman, President and
Chief Executive Officer

Date: October 28, 2011	/s/ James B. Gattoni
James B. Gattoni
Vice President and Chief
Financial Officer