Form 10-K
period 2011-12-31
LANDSTAR SYSTEM INC
filed 2012-02-24
CIK 853816

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☑    No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files):    Yes   ☑    No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes   ☐    No   ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant was $2,130,401,000 (based on the per share closing price on June 25, 2011, the last business day of the Company’s second fiscal quarter, as reported on the NASDAQ Global Select Market). In making this calculation, the registrant has assumed, without admitting for any purpose, that all directors and executive officers of the registrant, and no other persons, are affiliates.

The number of shares of the registrant’s common stock, par value $0.01 per share (the “Common Stock”), outstanding as of the close of business on January 27, 2012 was 46,721,147.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following document are incorporated by reference in this Form 10-K as indicated herein:

Document	Part of 10-K Into Which Incorporated
Proxy Statement relating to Landstar System, Inc.’s Annual Meeting of Stockholders scheduled to be held on May 24, 2012	Part III

LANDSTAR SYSTEM, INC.

2011 ANNUAL REPORT ON FORM 10-K

EX – 31.1 Section 302 CEO Certification

EX – 31.2 Section 302 CFO Certification

EX – 32.1 Section 906 CEO Certification

EX – 32.2 Section 906 CFO Certification

EX – 101 Instance Document

EX – 101 Schema Document

EX – 101 Calculation Linkbase Document

EX – 101 Labels Linkbase Document

EX – 101 Presentation Linkbase Document

EX – 101 Definition Linkbase Document

PART I

Item 1.	Business

General

Landstar System, Inc. was incorporated in January 1991 under the laws of the State of Delaware. It acquired all of the capital stock of its predecessor, Landstar System Holdings, Inc. (“LSHI”) on March 28, 1991. Landstar System, Inc. has been a publicly held company since its initial public offering in March 1993. LSHI owns directly or indirectly all of the common stock of Landstar Ranger, Inc. (“Landstar Ranger”), Landstar Inway, Inc. (“Landstar Inway”), Landstar Ligon, Inc. (“Landstar Ligon”), Landstar Gemini, Inc. (“Landstar Gemini”), Landstar Transportation Logistics, Inc. (“Landstar Transportation Logistics”), Landstar Global Logistics, Inc. (“Landstar Global Logistics”), Landstar Express America, Inc. (“Landstar Express America”), Landstar Canada Holdings, Inc. (“LCHI”), Landstar Canada, Inc. (“Landstar Canada”), Landstar Contractor Financing, Inc. (“LCFI”), Signature Technology Services, Inc. (“STSI”), Risk Management Claim Services, Inc. (“RMCS”), Landstar Supply Chain Solutions, Inc. (“LSCS”), Landstar Supply Chain Solutions LLC (“LSCSLLC”) and Signature Insurance Company (“Signature”). Landstar Ranger, Landstar Inway, Landstar Ligon, Landstar Gemini, Landstar Transportation Logistics, Landstar Global Logistics, Landstar Express America, LSCS, LSCSLLC and Landstar Canada are collectively herein referred to as Landstar’s “Operating Subsidiaries.” Landstar System, Inc., LSHI, LCFI, STSI, RMCS, LCHI, Signature and the Operating Subsidiaries are collectively referred to herein as “Landstar” or the “Company,” unless the context otherwise requires. The Company’s principal executive offices are located at 13410 Sutton Park Drive South, Jacksonville, Florida 32224 and its telephone number is (904) 398-9400. The Company makes available free of charge through its website its annual report on Form 10-K, quarterly reports on Form 10-Q, proxy and current reports on Form 8-K as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission (“SEC”). The Company’s website is www.landstar.com. The SEC maintains a website at http://www.sec.gov that contains the Company’s current and periodic reports, proxy and information statements and other information filed electronically with the SEC.

Description of Business

Landstar is a non-asset based provider of freight transportation services and supply chain solutions. The Company offers services to its customers across multiple transportation modes, with the ability to arrange for individual shipments of freight to enterprise-wide solutions to manage all of a customer’s transportation and logistics needs. Landstar provides services principally throughout the United States and to a lesser extent in Canada and between the United States and Canada, Mexico and other countries around the world. The Company’s services emphasize safety, information coordination and customer service and are delivered through a network of independent commission sales agents and third party capacity providers linked together by a series of information technology systems which are provided and coordinated by the Company. Landstar exclusively utilizes third party capacity providers to transport and store customers’ freight. The nature of the Company’s business is such that a significant portion of its operating costs varies directly with revenue.

Landstar markets its freight transportation services and supply chain solutions primarily through independent commission sales agents who enter into contractual arrangements with the Company and are responsible for locating freight, making that freight available to Landstar’s third party capacity providers and coordinating the transportation of the freight with customers and capacity providers. The Company’s third party capacity providers consist of independent contractors who provide truck capacity to the Company under exclusive lease arrangements (the “BCO Independent Contractors”), unrelated trucking companies who provide truck capacity to the Company under non-exclusive contractual arrangements (the “Truck Brokerage Carriers”), air cargo carriers, ocean cargo carriers, railroads and independent warehouse capacity providers (“Warehouse Capacity Owners”). Through this network of agents and capacity providers linked together by Landstar’s information technology systems, Landstar operates a transportation services and supply chain solutions business primarily throughout North America with revenue of $2.6 billion during the most recently completed fiscal year.

The Company reports the results of two operating segments: the transportation logistics segment and the insurance segment.

Transportation Logistics Segment

The transportation logistics segment provides a wide range of transportation services and supply chain solutions. Transportation services offered by the Company include truckload and less-than-truckload transportation, rail intermodal, air cargo, ocean cargo, expedited ground and air delivery of time-critical freight, heavy-haul/specialized, U.S.-Canada and U.S.-Mexico cross-border, project cargo and customs brokerage. Supply chain solutions are based on advanced technology solutions utilizing intellectual property that may be owned by the Company or licensed from third parties. Such solutions as offered to shippers by the Company may include integrated multi-modal solutions, outsourced logistics, supply chain engineering and warehousing. Industries serviced by the transportation logistics segment include automotive products, paper, lumber and building products, metals, chemicals, foodstuffs, heavy machinery, retail, electronics, ammunition and explosives and military equipment. In addition, the transportation logistics segment provides transportation services to other transportation companies, including logistics and less-than-truckload service providers. Each of the Company’s independent commission sales agents has the opportunity to market all of the services provided by the transportation logistics segment. Freight transportation services are typically charged to customers on a per shipment basis for the physical transportation of freight. Supply chain solution customers are generally charged fees for the services provided. Revenue recognized by the transportation logistics segment when providing capacity to customers to haul their freight is referred to herein as “transportation services revenue” and revenue for freight management services recognized on a fee-for-service basis is referred to herein as “transportation management fees.” See “Notes to Consolidated Financial Statements” for the amount of revenue from external customers, measure of profit and total assets attributable to the transportation logistics segment for the last three fiscal years.

Truck Services.    The transportation logistics segment’s truckload services include a full array of truckload transportation for a wide range of commodities, much of which are transported over irregular or non-repetitive routes. The Company utilizes a broad assortment of equipment, including dry and specialty vans of various sizes, unsided trailers (including flatbeds, drop decks and light specialty trailers), temperature-controlled vans and containers. Available truckload services also include short-to-long haul movement of containers by truck and expedited ground and dedicated power-only truck capacity. During the fifty-three week fiscal year 2011, revenue hauled by BCO Independent Contractors and Truck Brokerage Carriers was 53% and 40%, respectively, of total transportation logistics segment revenue. The Company’s truck services contributed 92%, 92% and 91% of total revenue in fiscal year 2011, 2010 and 2009, respectively.

Rail Intermodal Services.    The transportation logistics segment has contracts with Class 1 domestic and Canadian railroads, certain short-line railroads and most major asset-based intermodal equipment providers, including agreements with stacktrain operators and container and trailing equipment companies. In addition, the transportation logistics segment has contracts with a vast network of local trucking companies that handle pick-up and delivery of rail freight. These contracts provide the transportation logistics segment the ability to transport freight via rail throughout the United States, Canada and Mexico. The transportation logistics segment’s rail intermodal service capabilities include trailer on flat car, container on flat car, box car and railcar. The transportation logistics segment’s rail intermodal services contributed 3% of total revenue in fiscal year 2011.

Air and Ocean Services.    The transportation logistics segment has contracts with domestic and international airlines and ocean lines. These contracts give the transportation logistics segment the capability to provide domestic and international air services and international ocean services to its customers. The transportation logistics segment executes international freight transportation as an IATA certified Indirect Air Carrier (IAC) and Federal Maritime Commission (FMC) licensed non-vessel operating common carrier (NVOCC). The transportation logistics segment also provides international freight transportation solutions as a licensed freight forwarder. Through its network of independent commission sales agents and relationships within a global network of foreign freight forwarders, the transportation logistics segment provides efficient and cost effective door-to-door transportation to most points in the world for a vast array of cargo types such as over sized break bulk, consolidations, full container loads and refrigerated. The transportation logistics segment’s air and ocean services contributed 3% of total revenue in fiscal year 2011.

Supply Chain Services.    The transportation logistics segment offers customers technology-based supply chain solutions and other value-added services on a fee-for-service basis and in conjunction with the Company’s transportation service offerings. Service capabilities include logistics order management, shipment planning and optimization, rate management, transportation sourcing, in-transit visibility and shipment execution. The transportation logistics segment also offers warehousing solutions that provide customers with nationwide access to available warehouse capacity utilizing a network of independently owned and operated regional warehouse facilities without Landstar owning or leasing facilities or hiring employees to work at warehouses. The transportation logistics segment’s transportation management fee services contributed 1% of total revenue in fiscal year 2011.

Insurance Segment

The insurance segment is comprised of Signature, a wholly owned offshore insurance subsidiary, and RMCS. This segment provides risk and claims management services to certain of Landstar’s Operating Subsidiaries. In addition, it reinsures certain risks of the Company’s BCO Independent Contractors and provides certain property and casualty insurance directly to certain of Landstar’s Operating Subsidiaries. Revenue, representing premiums on reinsurance programs provided to the Company’s BCO Independent Contractors, at the insurance segment represented approximately 1% of total revenue in fiscal year 2011. See “Notes to Consolidated Financial Statements” for the amount of revenue from external customers, measure of profit and total assets attributable to the Insurance Segment for the last three fiscal years.

Factors Significant to the Company’s Operations

Management believes the following factors are particularly significant to the Company’s operations:

Agent Network

The Company’s primary day-to-day contact with its customers is through its network of independent commission sales agents and, to a lesser extent, through employees of the Company. The typical Landstar independent commission sales agent maintains a relationship with a number of shippers and services these shippers utilizing the Company’s network of information technology systems and the various modes of transportation made available through the Company’s network of third party capacity providers. The Company provides assistance to the agents in developing additional relationships with shippers and enhancing agent and Company relationships with larger shippers through the Company’s field employees, located throughout the United States and, to a lesser degree, in Canada. The Operating Subsidiaries emphasize programs to support the agents’ operations and to provide guidance on establishing pricing parameters for freight hauled by the various modes of transportation available to the agents. It is important to note that the Operating Subsidiaries, and not the Company’s agents, contract directly with customers and generally assume the related credit risk and potential liability for freight losses or damages when the Company is providing transportation services as a motor carrier.

Management believes the Company has more independent commission sales agents than any other non-asset based transportation and logistics services company. Landstar’s vast network of independent commission sales agent locations provides the Company regular contact with shippers at the local level and the capability to be highly responsive to shippers’ changing needs. The Company’s large fleet of available capacity provides the agent network the resources needed to service both large and small shippers. Through its agent network, the Company offers smaller shippers a level of service comparable to that typically enjoyed only by larger customers. Examples include the ability to provide transportation services on short notice (often within hours of notification to time of pick-up), multiple pick-up and delivery points, electronic data interchange capability and access to specialized equipment. In addition, a number of the Company’s agents specialize in certain types of freight and transportation services (such as oversized or heavy loads and/or rail, air and international freight transportation). Each independent commission sales agent has the opportunity to market all of the services provided by the transportation logistics segment.

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

Commissions to agents are based on contractually agreed-upon percentages of revenue or net revenue, defined as revenue less the cost of purchased transportation, or net revenue less a contractually agreed upon percentage of revenue retained by Landstar. Commissions to agents as a percentage of consolidated revenue will vary directly with fluctuations in the percentage of consolidated revenue generated by the various modes of transportation, transportation management fees and the insurance segment and with changes in net revenue margin on services provided by Truck Brokerage Carriers, rail intermodal carriers, air cargo carriers and ocean cargo carriers. Commissions to agents are recognized upon the completion of freight delivery.

The Company reported 504 and 468 agents who generated at least $1 million each in Landstar revenue during 2011 and 2010, respectively (the “Million Dollar Agents”). Landstar revenue from Million Dollar Agents in the aggregate represented 91% and 89% of total Landstar revenue in 2011 and 2010, respectively. During 2010, one agent generated approximately $216,000,000, or 9%, of Landstar’s total revenue, but contributed less than 1% of Landstar’s gross profit, defined as revenue less the cost of purchased transportation and commissions to agents. Historically, the Company has experienced very low turnover among its Million Dollar Agents, as annual turnover among Million Dollar Agents is typically less than 3%. Management believes that the majority of the Million Dollar Agents choose to represent the Company exclusively.

Transportation Capacity

The Company relies exclusively on independent third parties for its hauling capacity other than for a portion of the Company’s available trailing equipment owned or leased by the Company and utilized primarily by the BCO Independent Contractors. These third party transportation capacity providers consist of BCO Independent Contractors, Truck Brokerage Carriers, air and ocean cargo carriers and railroads. Landstar’s use of capacity provided by third parties allows it to maintain a lower level of capital investment, resulting in lower fixed costs. During the most recently completed fiscal year, revenue hauled by BCO Independent Contractors, Truck Brokerage Carriers and rail intermodal, air and ocean cargo carriers represented 53%, 40%, 3%, 1% and 2%, respectively, of the Company’s transportation logistics segment revenue. Transportation management fees represented 1% of the transportation logistics segment revenue in the most recently completed fiscal year. Historically, the gross profit margin (defined as gross profit divided by revenue) generated from freight hauled by BCO Independent Contractors has been greater than that from freight hauled by other third party capacity providers. However, the Company’s insurance and claims costs and other operating costs are incurred primarily in support of the BCO Independent Contractor capacity. In addition, as further described in the “Corporate Services” section that follows, the Company incurs significantly higher selling, general and administrative costs in support of the BCO Independent Contractor capacity as compared to the other modes of transportation. Purchased transportation costs are recognized upon the completion of freight delivery.

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

The Company’s BCO Independent Contractors are compensated based on a fixed percentage of the revenue generated from the freight they haul. This percentage generally ranges from 62% to 73% where the BCO Independent Contractor provides only a tractor and 73% to 75% where the BCO Independent Contractor provides both a tractor and a trailer. The BCO Independent Contractor must pay substantially all of the expenses of operating his/her equipment, including driver wages and benefits, fuel, physical damage insurance, maintenance, highway use taxes and debt service, if applicable. The Company passes 100% of fuel surcharges billed to customers for freight hauled by BCO Independent Contractors to its BCO Independent Contractors. During 2011, the Company billed customers $285.7 million in fuel surcharges and passed 100% of such fuel surcharges to the BCO Independent Contractors. These fuel surcharges are excluded from revenue.

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

The number of trucks provided to the Company by BCO Independent Contractors was 8,371 at December 31, 2011, compared to 8,452 at December 25, 2010. At December 31, 2011, 97% of the trucks provided by BCO Independent Contractors were provided by BCO Independent Contractors who provided five or fewer trucks to the Company. The number of trucks provided by BCO Independent Contractors fluctuates daily as a result of truck recruiting and truck terminations. Trucks recruited were lower in 2011 than in 2010, and trucks terminated were also lower in 2011 compared to 2010, resulting in a net loss of 81 trucks during 2011. Landstar’s BCO Independent Contractor truck turnover was approximately 27% in 2011 compared to 31% in 2010. Approximately 36% of 2011 turnover was attributable to BCO Independent Contractors who had been with the Company for less than one year. Management believes that factors that have historically favorably impacted turnover include the Company’s extensive agent network, available freight, the Company’s programs to reduce the operating costs of its BCO Independent Contractors and Landstar’s reputation for quality, service and reliability and its financial strength.

Truck Brokerage Carriers.   At December 31, 2011, the Company maintained a database of over 28,000 approved Truck Brokerage Carriers who provide truck hauling capacity to the Company. Truck Brokerage Carriers provide truck capacity to the Company under non-exclusive contractual arrangements and each operates under their own DOT-issued motor carrier operating authority. Truck Brokerage Carriers are paid either a negotiated rate for each load they haul or a contractually agreed-upon amount per load. The Company recruits, qualifies, establishes contracts with, tracks safety ratings and service records of and generally maintains the relationships with these third party trucking companies. In addition to providing additional capacity to the Company, the use of Truck Brokerage Carriers enables the Company to pursue different types and quality of freight such as temperature-controlled, short-haul traffic and less-than-truckload and, in certain instances, lower-priced freight that generally would not be handled by the Company’s BCO Independent Contractors.

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

Trailing Equipment

The Company offers its customers a large and diverse fleet of trailing equipment. Specialized services offered by the Company include those provided by a large fleet of flatbed trailers and multi-axle trailers capable of hauling extremely heavy or oversized loads. Management believes the Company, along with its network of capacity providers, offers the largest fleet of heavy/specialized trailing equipment in the United States.

The following table illustrates the diversity of the trailing equipment as of December 31, 2011, either provided by the BCO Independent Contractors or owned or leased by the Company and made available primarily to BCO Independent Contractors. In general, Truck Brokerage Carriers utilize their own trailing equipment when providing transportation services on behalf of Landstar. Truck Brokerage Carrier trailing equipment is not included in the following table:

Trailers by Type
Vans	9,823
Flatbeds, including step decks, drop decks and low boys	3,424
Temperature-controlled	73

Total	13,320

At December 31, 2011, 8,776 of the trailers available to the BCO Independent Contractors were owned by the Company and 353 were rented by the Company under short-term rental arrangements. In addition, at December 31, 2011, 4,191 trailers were provided by the BCO Independent Contractors.

Customers

The Company’s customer base is highly diversified and dispersed across many industries, commodities and geographic regions. The Company’s top 100 customers accounted for approximately 44% and 49%, respectively, of the Company’s revenue during fiscal years 2011 and 2010. Management believes that the Company’s overall size, technological applications, geographic coverage, access to equipment and diverse service capability offer the Company significant competitive marketing and operating advantages. These advantages allow the Company to meet the needs of even the largest shippers. Larger shippers often consider reducing the number of authorized carriers they use in favor of a small number of “core carriers,” such as the Company, whose size and diverse service capabilities enable these core carriers to satisfy most of the shippers’ transportation needs. The Company’s national account customers include the United States Department of Defense and many of the companies included in the Fortune 500. Large shippers are also using third party logistics providers (“3PLs”) to outsource the management and coordination of their transportation needs. The Company’s supply chain solutions services provide shippers the opportunity to outsource the management and coordination of their transportation needs and provide these shippers the opportunity to utilize the significant amount of capacity available from the Company. 3PL’s and other transportation companies also utilize the Company’s transportation capacity to satisfy their obligations to their shippers. There were 10 transportation service providers, including 3PLs, included in the Company’s top 25 customers for the fiscal year ended December 31, 2011. Management believes the Company’s network of agents and third party capacity providers allows it to efficiently attract and service smaller shippers which may not be as desirable to other large transportation providers (see above under “Agent Network”). No customer accounted for more than 10% of the Company’s 2011 revenue.

Technology

Management believes leadership in the development and application of information systems technology is an ongoing part of providing high quality service at competitive prices. The Company continues to focus on identifying, purchasing or developing and implementing software applications which are designed to improve its operational and administrative efficiency, assist its independent commission sales agents in sourcing capacity and pricing transportation services, assist customers in meeting their supply chain needs and assist its third party capacity providers in identifying desirable freight. Landstar focuses on providing transportation services and supply chain solutions which emphasize customer service and information coordination among its independent commission sales agents, customers and capacity providers. In 2009, the Company completed two separate acquisitions of companies that each offer customers technology-based supply chain solutions and other value-added services. These services provide the Company with the ability to offer customers complete enterprise solutions and compete in the freight management segment of the transportation industry. Landstar intends to continue to purchase or develop appropriate systems and technologies that offer integrated transportation and logistics solutions to meet the total needs of its customers.

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

Corporate Services

The Company provides many administrative support services to its network of independent commission sales agents, third party capacity providers and customers. Management believes that the technological applications purchased or developed and maintained by the Company and its administrative support services provide operational and financial advantages to its independent commission sales agents, third party capacity providers and customers. These, in turn, enhance the operational and financial efficiency of all aspects of the network.

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

Self-Insured Claims

Potential liability associated with accidents in the trucking industry is severe and occurrences are unpredictable. For commercial trucking claims, Landstar retains liability up to $5,000,000 per occurrence. The Company also retains liability for each general liability claim up to $1,000,000, $250,000 for each workers’ compensation claim and up to $250,000 for each cargo claim. The Company’s exposure to liability associated with accidents incurred by Truck Brokerage Carriers, rail intermodal capacity providers and air cargo and ocean cargo carriers who transport freight on behalf of the Company is reduced by various factors including the extent to which they maintain their own insurance coverage. A material increase in the frequency or severity of accidents, cargo claims or workers’ compensation claims or the unfavorable development of existing claims could be expected to materially adversely affect Landstar’s cost of insurance and claims and its results of operations.

For the fiscal year ended and as of December 31, 2011, the Company maintains insurance for liabilities attributable to commercial trucking accidents with third party insurance companies for each and every occurrence in an amount in excess of the Company’s $5,000,000 self-insured retention. Historically, the Company has relied on a limited number of third party insurance companies to provide insurance coverage for commercial trucking claims in excess of specific per occurrence limits, up to various maximum amounts. The premiums proposed by the third party insurance companies providing coverage for commercial trucking liability insurance up to the Company’s self-insured retention amounts have typically exceeded the Company’s cost of claims. In an attempt to manage the cost of insurance and claims, the Company has historically increased or decreased the level of its financial exposure to commercial trucking claims on a per occurrence basis by increasing or decreasing its level of self-insured retention based on the estimated cost differential between proposed premiums from the third-party insurance companies and historical losses experienced by the Company at various levels of self-insured retention.

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

The transportation industry is subject to possible other regulatory and legislative changes (such as the possibility of more stringent environmental, climate change and/or safety/security regulations or limits on vehicle weight and size) that may affect the economics of the industry by requiring changes in operating practices or by changing the demand for motor carrier services or the cost of providing truckload or other transportation or logistics services.

In addition, because the U.S. government is one of the Company’s customers, the Company must comply with and is affected by laws and regulations related to doing business with the federal government. U.S. government agencies, including various agency Inspectors General, routinely audit and investigate government contractors. See “Risk Factors — Doing Business with the Federal Government.”

Seasonality

Landstar’s operations are subject to seasonal trends common to the trucking industry. Results of operations for the quarter ending in March are typically lower than the quarters ending in June, September and December.

Employees

As of December 31, 2011, the Company and its subsidiaries employed 1,351 individuals. Approximately 11 Landstar Ranger drivers (out of a Company total of 8,371 drivers for BCO Independent Contractors) are members of the International Brotherhood of Teamsters. The Company considers relations with its employees to be good.

Item 1A.	Risk Factors

Increased severity or frequency of accidents and other claims.   As noted above in Item 1, “Business — Factors Significant to the Company’s Operations — Self-Insured Claims,” potential liability associated with accidents in the trucking industry is severe and occurrences are unpredictable. For commercial trucking claims, Landstar retains liability up to $5,000,000 per occurrence. The Company also retains liability for each general liability claim up to $1,000,000, $250,000 for each workers’ compensation claim and up to $250,000 for each cargo claim. The Company’s exposure to liability associated with accidents incurred by Truck Brokerage Carriers, rail intermodal carriers, air cargo carriers and ocean cargo carriers who transport freight on behalf of the Company is reduced by various factors including the extent to which they maintain their own insurance coverage. A material increase in the frequency or severity of accidents, cargo claims or workers’ compensation claims or the unfavorable development of existing claims could be expected to materially adversely affect Landstar’s results of operations, particularly given the Company’s relatively high self-insured retention on commercial trucking claims.

Dependence on third party insurance companies.   As noted above in Item 1, “Business — Factors Significant to the Company’s Operations —Self-Insured Claims,” the Company is dependent on a limited number of third party insurance companies to provide insurance coverage in excess of its self-insured retention amounts. Historically, the Company has maintained insurance coverage for commercial trucking claims in excess of specific per occurrence limits, up to various maximum amounts, with a limited number of third party insurance companies. In an attempt to manage the cost of insurance and claims, the Company has historically increased or decreased the level of its financial exposure to commercial trucking claims on a per occurrence basis by increasing or decreasing its level of self-insured retention based on the estimated cost differential between proposed premiums from third-party insurance companies and historical losses experienced by the Company at various levels of self-insured retention. To the extent that the third party insurance companies propose increases to their premiums for coverage of commercial trucking claims, the Company may pay such increased premiums or increase its financial exposure on an aggregate or per occurrence basis, including by increasing the amount of its self-insured retention. However, to the extent the third party insurance companies propose reduced premiums for coverage of commercial trucking claims, the Company may reduce its financial exposure on an aggregate or per occurrence basis, including by decreasing the amount of its self-insured retention. In addition, no assurance can be given that insurance coverage from third party insurers for claims in excess of its current $5 million self-insured retention will continue to be available on commercially reasonable terms.

Dependence on independent commission sales agents.   As noted above in Item 1, “Business — Factors Significant to the Company’s Operations — Agent Network,” the Company markets its services primarily through independent commission sales agents. During 2011, 504 agents generated revenue for Landstar of at least $1 million each (the “Million Dollar Agents”), or approximately 91% of Landstar’s consolidated revenue. Landstar competes with motor carriers and other third parties for the services of these independent commission sales agents. Landstar has historically experienced very limited agent turnover among its Million Dollar Agents. There can be no assurances, however, that Landstar will continue to experience very limited turnover of its Million Dollar Agents in the future. Landstar’s contracts with its agents, including its Million Dollar Agents, are typically terminable without cause upon 10 to 30 days’ notice by either party and generally contain significant but not unqualified non-compete provisions limiting the ability of a former agent to compete with Landstar for a specified period of time post-termination, and other restrictive covenants. The loss of some of the Company’s Million Dollar Agents and/or a significant decrease in volume generated by other Million Dollar Agents could have a material adverse effect on Landstar, including its results of operations and revenue.

Dependence on third party capacity providers.   As noted above in Item 1, “Business — Factors Significant to the Company’s Operations — Transportation Capacity,” Landstar does not own trucks or other transportation equipment (other than trailing equipment) and relies on third party capacity providers, including BCO Independent Contractors, Truck Brokerage Carriers, railroads and air and ocean cargo carriers, to transport freight for its customers. The Company competes with motor carriers and other third parties for the services of BCO Independent Contractors and other third party capacity providers. The market for qualified truck owner-operators is very competitive among motor carriers and no assurances can be given that the Company will be able to maintain or expand the number of BCO Independent Contractors. A significant decrease in available capacity provided by either the Company’s BCO Independent Contractors or other third party capacity providers could have a material adverse effect on Landstar, including its results of operations and revenue.

Decreased demand for transportation services.   The transportation industry historically has experienced cyclical financial results as a result of slowdowns in economic activity, the business cycles of customers, price increases by capacity providers and other economic factors beyond Landstar’s control. The Company’s third party capacity providers other than BCO Independent Contractors can be expected to charge higher prices to cover increased operating expenses, such as any increases in the cost of fuel, and the Company’s operating income may decline if it is unable to pass through to its customers the full amount of such higher transportation costs. If a slowdown in economic activity or a downturn in the Company’s customers’ business cycles cause a reduction in the volume of freight shipped by those customers, the Company’s operating results could be materially adversely affected.

Substantial industry competition.   As noted above in Item 1, “Business — Factors Significant to the Company’s Operations — Competition,” Landstar competes primarily in the transportation and logistics services industry. This industry is extremely competitive and fragmented. Landstar competes primarily with truckload carriers, intermodal transportation service providers, railroads, less-than-truckload carriers, third party logistics companies and other non-asset based transportation and logistics service providers. Management believes that competition for the freight transported by the Company is based on service, efficiency and freight rates, which are influenced significantly by the economic environment, particularly the amount of available transportation capacity and freight demand. Historically, competition has created downward pressure on freight rates. In addition, many large shippers are using third party logistics providers (“3PLs”) other than the Company to outsource the management and coordination of their transportation needs rather than directly arranging for transportation services with carriers. As noted above, there were 10 transportation service providers, including 3PLs, included in the Company’s top 25 customers for the fiscal year ended December 31, 2011. Usage by large shippers of 3PLs often provides carriers, such as the Company, with a less direct relationship with the shipper and, as a result, may increase pressure on freight rates while making it more difficult for the Company to compete primarily based on service and efficiency. A decrease in freight rates could have a material adverse effect on Landstar, including its revenue and operating income.

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

Dependence on key vendors.    As described above under “Dependence on third party insurance companies” and “Disruptions or failures in the Company’s computer systems,” the Company is dependent on certain vendors, including third party insurance companies, third party data center providers, third party information technology application providers and third party payment system providers. Any inability to negotiate satisfactory terms with one of these key vendors or any other significant disruption to or termination of a relationship with one of these key vendors could disrupt the Company’s operations and impose significant costs on the Company.

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

The Company classifies all of its BCO Independent Contractors and independent commission sales agents as independent contractors for all purposes, including employment tax and employee benefits. There can be no assurance that legislative, judicial, or regulatory (including tax) authorities will not introduce proposals or assert interpretations of existing rules and regulations that would change the employee/independent contractor classification of BCO Independent Contractors or independent commission sales agents doing business with the Company. Although management believes that there are no proposals currently pending that would significantly change the employee/independent contractor classification of BCO Independent Contractors or independent commission sales agents currently doing business with the Company, the costs associated with potential changes, if any, with respect to these BCO Independent Contractor and independent commission sales agent classifications could have a material adverse effect on Landstar, including its results of operations and financial condition if Landstar were unable to pass through to its customers the full amount of such higher transportation costs.

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

In December 2010, the FMCSA initiated its Compliance Safety Accountability (CSA) motor carrier oversight program (formerly Comprehensive Safety Analysis 2010). The Company believes the intent is to improve regulatory oversight of motor carriers and commercial drivers using a safety measurement system methodology that is fundamentally different from the methodology that the FMCSA had historically relied upon. The FMCSA is attempting to implement changes to the hours of service regulations which govern the work hours of commercial drivers and is consistently proposing regulatory changes that affect the operation of commercial motor carriers across the United States. It is difficult to predict which and in what form CSA or any other regulations may be implemented, modified or enforced and what impact any such regulation may have on motor carrier operations or the aggregate number of trucks that provide hauling capacity to the Company. In addition, recent focus on climate change and related environmental matters has led to efforts by federal and local governmental agencies to support legislation and regulations to limit the amount of carbon emissions, including emissions created by diesel engines utilized in tractors operated by the Company’s BCO Independent Contractors and Truck Brokerage Carriers. Moreover, federal and state governmental agencies, such as efforts by the California Air Resources Board, may also focus on regulation in relation to trailing equipment specifications in an effort to achieve, among other things, lower carbon emissions. Increased regulation on tractor or trailing equipment specifications, including emissions created by diesel engines, could create substantial costs on the Company and the Company’s third-party capacity providers and, in turn, increase the cost of purchased transportation to the Company. An increase in the costs to purchase, lease or maintain trailing equipment or in purchased transportation cost caused by new regulations without a corresponding increase in price to the customer could have a material adverse effect on Landstar, including its results of operations and financial condition.

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

Acquired businesses.   In the Company’s 2009 fiscal third quarter, the Company completed the acquisitions of (i) National Logistics Management Co., together with a limited liability company and certain corporate subsidiaries and affiliates, now collectively known as LSCS and (ii) A3 Integration, LLC, now known as LSCSLLC, through A3i Acquisition LLC (“A3i Acquisition”) an entity in which the Company owned 100% of the non-voting, preferred interests and, from the date of acquisition to January 2011, 75% of the voting, common equity interests. LSCS purchased the remaining 25% of the voting, common equity interests in A3i Acquisition in January 2011. These two acquisitions are referred to herein collectively as the “2009 Acquisitions.” LSCS’s business is heavily dependent on the automotive industry which has been very volatile in the past few years. As of the time of its acquisition by the Company, LSCSLLC was a startup company with no customers under contract. LSCSLLC licenses its principal software technology from an unaffiliated third party. The Company’s strategic initiatives of the 2009 Acquisitions are to increase freight transportation opportunities of the Company by identifying and engaging agents and customers to utilize LSCSLLC’s supply chain solutions technology. The Company makes no assurance that the Company will be able to successfully achieve its strategic initiatives as it relates to the 2009 Acquisitions. The two acquired entities are considered one reporting unit as it relates to business valuation. As it relates to goodwill recorded upon the acquisition of these companies in July 2009, should the automotive industry experience a significant downturn and should the Company fail to add customers to the technology platform acquired with the start-up company, the Company could determine that its goodwill is impaired in the future. The Company will continue to monitor the economic environment and test for impairment of goodwill as necessary.

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

Doing business with the federal government.   The Company must comply with and is affected by laws and regulations relating to doing business with the federal government. In addition, U.S. government agencies, including various agency Inspectors General, routinely audit and investigate government contractors like the Company. Government contractors may also be subject to investigation by the U.S. Department of Justice as a result of or in connection with allegations made by third parties. In connection with an audit or investigation by a U.S. government agency or the U.S. Department of Justice, the Government may allege violations of specific laws and regulations by the Company or those doing business with the Company. The Government may also seek remedies against the Company, such as fines and penalties, the termination of our contracts, or suspension or prohibition from doing business with the U.S. Government, any of which could cause the Company to suffer serious reputational harm and other adverse consequences.

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

In June 2011, Landstar System, Inc. received a Civil Investigative Demand (the “CID”) from the United States Attorney for the Western District of Kentucky issued pursuant to the False Claims Act. The CID requests documents and written interrogatories limited to freight hauled to or from Fort Campbell, Kentucky by certain subsidiaries of the Company and billed to the U.S. government. The Company submitted its response to the CID in August 2011. Since that time, the Company has cooperated fully, and intends to continue to cooperate fully with the U.S. Attorney.

On September 23, 2011, a jury sitting in a state court in Cobb County, Georgia, entered a damage award of approximately $40.2 million (such amount, plus pre-judgment interest and a portion of plaintiffs’ attorney fees in an amount not yet determined are collectively referred to herein as the “Damage Award”) against Landstar Ranger, Inc., Landstar System Holdings, Inc. and Landstar System, Inc. The Damage Award arises out of an accident that occurred in February, 2007, involving a truck owner-operator leased to Landstar Ranger, Inc. Under the terms of the commercial trucking insurance program that Landstar had in place in 2007, Landstar retained liability for up to $5 million with respect to the accident giving rise to the Damage Award. Landstar has third party insurance in place covering all amounts of the Damage Award in excess of such retention, including all related out-of-pocket expenses, such as the costs of an appeal bond, post-judgment interest and attorney fees comprising the Damage Award. The Company recorded a $5 million charge representing its self-insured retention in respect of this accident in the consolidated financial results of the Company in the 2007 first quarter. Accordingly, the Company’s portion of the Damage Award was previously recorded and therefore did not reduce consolidated operating income or net income for the Company’s 2011 fiscal year. Under the terms of the Company’s insurance policies, the Company is the primary obligor of the amount of the Damage Award, and as such, the Company has reported a $40.2 million receivable from the third party insurance providers in other receivables and a corresponding liability of the same amount in insurance claims in the consolidated balance sheets at December 31, 2011. The Company and its insurers intend to appeal the Damage Award. No assurances can be given regarding the outcome of such appeal, including as to the impact of the Damage Award on the premiums charged by the Company’s third party insurers from time to time for commercial trucking insurance.

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

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Common Stock of the Company is listed and traded on the NASDAQ Global Select Market under the symbol “LSTR.” The following table sets forth the high and low reported sale prices for the Common Stock on the NASDAQ Global Select Market and the per share value of dividends declared for the periods indicated.

	2011 Market Price		2010 Market Price		Dividends Declared
Fiscal Period	High	Low	High	Low	2011	2010
First Quarter	$45.66	$40.50	$42.40	$34.86	$0.050	$0.045
Second Quarter	48.31	42.89	46.23	38.69	0.050	0.045
Third Quarter	49.66	36.64	41.95	35.10	0.055	0.050
Fourth Quarter	48.69	38.16	40.93	35.85	0.055	0.050

The reported last sale price per share of the Common Stock as reported on the NASDAQ Global Select Market on January 27, 2012 was $51.55 per share. As of such date, Landstar had 46,721,147 shares of Common Stock outstanding. As of January 27, 2012, the Company had 65 stockholders of record of its Common Stock. However, the Company estimates that it has a significantly greater number of stockholders because a substantial number of the Company’s shares are held by brokers or dealers for their customers in street name.

It is the intention of the Board of Directors to pay a quarterly dividend going forward.

Purchases of Equity Securities by the Company

The following table provides information regarding the Company’s purchases of its Common Stock during the period from September 25, 2011 to December 31, 2011, the Company’s fourth fiscal quarter:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares That May Yet Be Purchased Under the Programs
September 24, 2011				709,155
Sept. 25, 2011 — Oct. 22, 2011	—	$—	—	709,155
Oct. 23, 2011 — Nov. 19, 2011	77,137	43.91	77,137	632,018
Nov. 20, 2011 — Dec. 31, 2011	115,467	44.15	115,467	516,551

Total	192,604	$44.05	192,604

On August 16, 2011, Landstar System, Inc. announced that it had been authorized by its Board of Directors to purchase up to 1,000,000 shares of its Common Stock from time to time in the open market and in privately negotiated transactions. As of December 31, 2011, the Company may purchase 516,551 shares of its Common Stock under this authorization. No specific expiration date has been assigned to the August 16, 2011 authorization.

During 2011, Landstar paid dividends as follows:

Dividend Amount per Share	Declaration Date	Record Date	Payment Date
$0.050	January 25, 2011	February 14, 2011	March 11, 2011
$0.050	April 20, 2011	May 5, 2011	May 27, 2011
$0.055	July 20, 2011	August 8, 2011	August 26, 2011
$0.055	October 19, 2011	November 8, 2011	December 2, 2011

On February 2, 2012, the Company announced the declaration of a quarterly dividend of $0.055 per share payable on March 16, 2012 to shareholders of record as of February 20, 2012.

On June 27, 2008 Landstar entered into a credit agreement with a syndicate of banks and JPMorgan Chase Bank, N.A., as administrative agent (the “Credit Agreement”). The Credit Agreement provides for a restriction on cash dividends and other distributions to stockholders on the Company’s capital stock to the extent there is a default under the Credit Agreement. In addition, the Credit Agreement, under certain circumstances, limits the amount of such cash dividends and other distributions to stockholders in the event that, after giving effect to any payment made to effect such cash dividend or other distribution, the Leverage Ratio (as defined in the Credit Agreement) would exceed 2.5 to 1 on a pro forma basis as of the end of the Company’s most recently completed fiscal quarter.

The Company maintains one stock compensation plan for members of its Board of Directors and two employee equity incentive plans. The following table presents information related to securities authorized for issuance under these plans at December 31, 2011:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted-average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Security Holders	2,326,776	$40.11	6,116,959
Equity Compensation Plans Not Approved by Security Holders	0	0	0

Under the 2011 Equity Incentive Plan (the “2011 EIP”), the issuance of a non-vested share of Landstar Common Stock counts as the issuance of two securities against the number of securities available for future issuance. Included in the number of securities remaining available for future issuance under equity compensation plans were 118,959 shares of Common Stock reserved for issuance under the 2003 Directors’ Stock Compensation Plan.

Financial Model Shareholder Returns

The following graph illustrates the return that would have been realized assuming reinvestment of dividends by an investor who invested $100 in each of the Company’s Common Stock, the Standard and Poor’s 500 Stock Index and the Dow Jones Transportation Stock Index for the period commencing December 30, 2006 through December 31, 2011.

Item 6.	Selected Financial Data

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

SELECTED CONSOLIDATED FINANCIAL DATA

(Dollars in thousands, except per share amounts)

	Fiscal Years
Income Statement Data:	2011	2010	2009	2008	2007
Revenue	$2,649,082	$2,400,170	$2,008,796	$2,643,069	$2,487,277
Investment income	1,705	1,558	1,268	3,339	5,347
Costs and expenses:
Purchased transportation	2,007,102	1,824,308	1,503,520	2,033,384	1,884,207
Commissions to agents	210,088	181,405	160,571	203,058	200,630
Other operating costs	28,865	28,826	29,173	28,033	28,997
Insurance and claims	42,766	49,334	45,918	36,374	49,832
Selling, general and administrative	152,907	153,080	133,612	137,758	125,177
Depreciation and amortization	25,814	24,804	23,528	20,960	19,088

Total costs and expenses	2,467,542	2,261,757	1,896,322	2,459,567	2,307,931

Operating income	183,245	139,971	113,742	186,841	184,693
Interest and debt expense	3,112	3,623	4,030	7,351	6,685

Income before income taxes	180,133	136,348	109,712	179,490	178,008
Income taxes	67,188	49,766	39,762	68,560	68,355

Net income	112,945	86,582	69,950	110,930	109,653
Less: Net loss attributable to noncontrolling interest	(62)	(932)	(445)	—	—

Net income attributable to Landstar System, Inc. and subsidiary	$113,007	$87,514	$70,395	$110,930	$109,653

Earnings per common share attributable to Landstar System, Inc. and subsidiary	$2.38	$1.77	$1.38	$2.11	$2.01
Diluted earnings per share attributable to Landstar System, Inc. and subsidiary	$2.38	$1.77	$1.37	$2.10	$1.99
Dividends paid per common share	$0.210	$0.190	$0.170	$0.155	$0.135

Balance Sheet Data:	Dec. 31, 2011	Dec. 25, 2010	Dec. 26, 2009	Dec. 27, 2008	Dec. 29, 2007
Total assets	$808,449	$683,882	$648,792	$663,530	$629,001
Long-term debt, including current maturities	132,342	121,611	92,898	136,445	164,753
Equity	300,577	250,967	268,151	253,136	180,786

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following is a “safe harbor” statement under the Private Securities Litigation Reform Act of 1995. Statements contained in this document that are not based on historical facts are “forward-looking statements.” This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Form 10-K contain forward-looking statements, such as statements which relate to Landstar’s business objectives, plans, strategies and expectations. Terms such as “anticipates,” “believes,” “estimates,” “expects,” “plans,” “predicts,” “may,” “should,” “could,” “will,” the negative thereof and similar expressions are intended to identify forward-looking statements. Such statements are by nature subject to uncertainties and risks, including but not limited to: an increase in the frequency or severity of accidents or other claims; unfavorable development of existing accident claims; dependence on third party insurance companies; dependence on independent commission sales agents; dependence on third party capacity providers; decreased demand for transportation services; substantial industry competition; disruptions or failures in our computer systems; dependence on key vendors; changes in fuel taxes; status of independent contractors; regulatory and legislative changes; catastrophic loss of a Company facility; acquired businesses; intellectual property; doing business with the federal government; and other operational, financial or legal risks or uncertainties detailed in this and Landstar’s other SEC filings from time to time and described in Item 1A of this Form 10-K under the heading “Risk Factors.” These risks and uncertainties could cause actual results or events to differ materially from historical results or those anticipated. Investors should not place undue reliance on such forward-looking statements and the Company undertakes no obligation to publicly update or revise any forward-looking statements.

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

Landstar markets its freight transportation services and supply chain solutions primarily through independent commission sales agents who enter into contractual arrangements with the Company and are responsible for locating freight, making that freight available to Landstar’s capacity providers and coordinating the transportation of the freight with customers and capacity providers. The Company’s third party capacity providers consist of independent contractors who provide truck capacity to the Company under exclusive lease arrangements (the “BCO Independent Contractors”), unrelated trucking companies who provide truck capacity to the Company under non-exclusive contractual arrangements (the “Truck Brokerage Carriers”), air cargo carriers, ocean cargo carriers, railroads and independent warehouse capacity providers (“Warehouse Capacity Owners”). The Company has contracts with Class 1 domestic and Canadian railroads, certain short-line railroads and domestic and international airlines and ocean lines. Through this network of agents and capacity providers linked together by Landstar’s information technology systems, Landstar operates a transportation services and supply chain solutions business primarily throughout North America with revenue of $2.6 billion during the most recently completed fiscal year. The Company reports the results of two operating segments: the transportation logistics segment and the insurance segment.

The transportation logistics segment provides a wide range of transportation services and supply chain solutions. Transportation services offered by the Company include truckload and less-than-truckload transportation, rail intermodal, air cargo, ocean cargo, expedited ground and air delivery of time-critical freight, heavy-haul/specialized, U.S.-Canada and U.S.-Mexico cross-border, project cargo and customs brokerage. Supply chain solutions are based on advanced technology solutions utilizing intellectual property that may be owned by the Company or licensed from third parties. Such solutions as offered by the Company may include integrated multi-modal solutions, outsourced logistics, supply chain engineering and warehousing. In the Company’s 2009 fiscal third quarter, the Company acquired LSCSLLC and its subsidiaries through A3i Acquisition, an entity in which the Company owned 100% of the non-voting, preferred interests and, from the time of acquisition through January 2011, 75% of the voting, common equity interests. In January 2011, the

Company purchased the remaining 25% of the voting, common equity interests in A3i Acquisition. Industries serviced by the transportation logistics segment include automotive products, paper, lumber and building products, metals, chemicals, foodstuffs, heavy machinery, retail, electronics, ammunition and explosives and military equipment. In addition, the transportation logistics segment provides transportation services to other transportation companies, including logistics and less-than-truckload service providers. Each of the independent commission sales agents has the opportunity to market all of the services provided by the transportation logistics segment. Freight transportation services are typically charged to customers on a per shipment basis for the physical transportation of freight. Supply chain solution customers are generally charged fees for the services provided. Revenue recognized by the transportation logistics segment when providing capacity to customers to haul their freight is referred to herein as “transportation services revenue” and revenue for freight management services recognized on a fee-for-service basis is referred to herein as “transportation management fees.” During 2011, transportation services revenue hauled by BCO Independent Contractors, Truck Brokerage Carriers and rail intermodal, air cargo and ocean cargo carriers represented 53%, 40%, 3%, 1%, and 2%, respectively, of the Company’s transportation logistics segment revenue. Transportation management fees represented 1% of the Company’s transportation logistics segment revenue in 2011.

The insurance segment is comprised of Signature Insurance Company, a wholly owned offshore insurance subsidiary, and Risk Management Claim Services, Inc. This segment provides risk and claims management services to certain of Landstar’s Operating Subsidiaries. In addition, it reinsures certain risks of the Company’s BCO Independent Contractors and provides certain property and casualty insurance directly to certain of Landstar’s Operating Subsidiaries. Revenue, representing premiums on reinsurance programs provided to the Company’s BCO Independent Contractors, at the insurance segment represented approximately 1% of the Company’s total revenue for 2011.

Changes in Financial Condition and Results of Operations

Management believes the Company’s success principally depends on its ability to generate freight through its network of independent commission sales agents and to efficiently deliver that freight utilizing third party capacity providers. Management believes the most significant factors to the Company’s success include increasing revenue, sourcing capacity and controlling costs, including insurance and claims.

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

	Fiscal Year
	2011	2010	2009
Number of Million Dollar Agents	504	468	405

Average revenue generated per Million Dollar Agent	$4,778,000	$4,576,000	$4,292,000

Percent of consolidated revenue generated by Million Dollar Agents	91%	89%	87%

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

	Fiscal Year
	2011	2010	2009
Revenue generated through (in thousands):
BCO Independent Contractors	$1,374,664	$1,289,395	$1,140,004
Truck Brokerage Carriers	1,052,605	919,605	694,467
Rail intermodal	75,979	70,299	76,346
Ocean cargo carriers	52,744	46,064	33,835
Air cargo carriers	37,680	20,104	17,621
Other(1)	55,410	54,703	46,523

	$2,649,082	$2,400,170	$2,008,796

Number of loads:
BCO Independent Contractors	808,210	821,330	761,940
Truck Brokerage Carriers	613,790	591,810	501,980
Rail intermodal	31,370	31,070	37,890
Ocean cargo carriers	8,490	6,830	5,370
Air cargo carriers	7,950	6,880	7,780

	1,469,810	1,457,920	1,314,960

Revenue per load:
BCO Independent Contractors	$1,701	$1,570	$1,496
Truck Brokerage Carriers	1,715	1,554	1,383
Rail intermodal	2,422	2,263	2,015
Ocean cargo carriers	6,212	6,744	6,301
Air cargo carriers	4,740	2,922	2,265

(1)	Includes premium revenue generated by the insurance segment and warehousing and transportation management fee revenue generated by the transportation logistics segment.

Also critical to the Company’s success is its ability to secure capacity, particularly truck capacity, at rates that allow the Company to profitably transport customers’ freight. The following table summarizes available truck capacity providers as of the end of the three most recent fiscal years:

	Dec. 31, 2011	Dec. 25, 2010	Dec. 26, 2009
BCO Independent Contractors	7,871	7,865	7,926
Truck Brokerage Carriers:
Approved and active(1)	19,223	18,049	14,887
Other approved	9,272	9,938	9,886

	28,495	27,987	24,773

Total available truck capacity providers	36,366	35,852	32,699

Number of trucks provided by BCO Independent Contractors	8,371	8,452	8,519

(1)	Active refers to Truck Brokerage Carriers who moved at least one load in the 180 days immediately preceding the fiscal year end.

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

Purchased transportation represents the amount a BCO Independent Contractor or other third party capacity provider is paid to haul freight. The amount of purchased transportation paid to a BCO Independent Contractor is primarily based on a contractually agreed-upon percentage of revenue generated by the haul. Purchased transportation paid to a Truck Brokerage Carrier is based on either a negotiated rate for each load hauled or a contractually agreed-upon rate. Purchased transportation paid to rail intermodal, air cargo or ocean cargo carriers is generally based on contractually agreed-upon fixed rates. Purchased transportation as a percentage of revenue for truck brokerage, rail intermodal and ocean cargo services is normally higher than that of BCO Independent Contractor and air cargo services. Purchased transportation is the largest component of costs and expenses and, on a consolidated basis, increases or decreases in proportion to the revenue generated through BCO Independent Contractors and other third party capacity providers, transportation management fees and revenue from the insurance segment. Purchased transportation as a percent of revenue also increases or decreases in relation to the availability of truck brokerage capacity, the price of fuel on revenue hauled by Truck Brokerage Carriers and, to a lesser extent, on revenue hauled by railroads and air and ocean cargo carriers. Purchased transportation costs are recognized upon the completion of freight delivery.

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

The Company defines gross profit as revenue less the cost of purchased transportation and commissions to agents. Gross profit divided by revenue is referred to as gross profit margin. The Company’s operating margin is defined as operating income divided by gross profit.

In general, gross profit margin on revenue hauled by BCO Independent Contractors represents a fixed percentage of revenue due to the nature of the contracts that pay a fixed percentage of revenue to both the BCO Independent Contractors and independent commission sales agents. For revenue hauled by Truck Brokerage Carriers, gross profit margin is either fixed or variable as a percent of revenue, depending on the contract with each individual independent commission sales agent. Under certain contracts with independent commission sales agents, the Company retains a fixed percentage of revenue and the agent retains the amount remaining less the cost of purchased transportation (the “retention contracts”). Gross profit margin on revenue hauled by rail, air cargo carriers, ocean cargo carriers and Truck Brokerage Carriers, other than those under retention contracts, are variable in nature as the Company’s contracts with independent commission sales agents provide commissions to agents at a contractually agreed upon percentage of net revenue for these types of loads. Approximately 66% of the Company’s revenue in 2011 had a fixed gross profit margin.

Maintenance costs for Company-provided trailing equipment, BCO Independent Contractor recruiting costs and the provision for uncollectible advances and other receivables due from BCO Independent Contractors and independent commission sales agents are the largest components of other operating costs.

Potential liability associated with accidents in the trucking industry is severe and occurrences are unpredictable. For commercial trucking claims, Landstar retains liability up to $5,000,000 per occurrence. The Company also retains liability for each general liability claim up to $1,000,000, $250,000 for each workers’ compensation claim and up to $250,000 for each cargo claim. The Company’s exposure to liability associated with accidents incurred by Truck Brokerage Carriers, rail intermodal capacity providers and air cargo and ocean cargo carriers who transport freight on behalf of the Company is reduced by various factors including the extent to which they maintain their own insurance coverage. A material increase in the frequency or severity of accidents, cargo claims or workers’ compensation claims or the unfavorable development of existing claims could have a material adverse effect on Landstar’s cost of insurance and claims and its results of operations.

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

The following table sets forth the percentage relationship of purchased transportation and commissions to agents, both being direct costs, to revenue and indirect costs as a percentage of gross profit for the period indicated:

	Fiscal Year
	2011	2010	2009
Revenue	100.0%	100.0%	100.0%
Purchased transportation	75.8	76.0	74.8
Commissions to agents	7.9	7.6	8.0

Gross profit margin	16.3%	16.4%	17.2%

Gross profit	100.0%	100.0%	100.0%
Investment income	0.4	0.4	0.4
Indirect costs and expenses:
Other operating costs	6.7	7.3	8.5
Insurance and claims	9.9	12.5	13.3
Selling, general and administrative	35.4	38.8	38.8
Depreciation and amortization	6.0	6.3	6.8

Total costs and expenses	58.0	64.9	67.4
Operating margin	42.4%	35.5%	33.0%

Fiscal Year Ended December 31, 2011 Compared to Fiscal Year Ended December 25, 2010

Revenue for fiscal year 2011 was $2,649,082,000, an increase of $248,912,000, or 10%, compared to fiscal year 2010. Revenue increased $248,707,000, or 11%, at the transportation logistics segment. The increase in revenue at the transportation logistics segment was primarily attributable to a higher revenue per load of approximately 10% and a 1% increase in the number of loads hauled. Included in fiscal years 2011 and 2010 were transportation management fees of $20,516,000 and $17,652,000, respectively. Revenue, representing premiums on reinsurance programs provided to BCO Independent Contractors, at the insurance segment was $34,343,000 and $34,138,000 for fiscal years 2011 and 2010, respectively.

Truck transportation revenue hauled by BCO Independent Contractors and Truck Brokerage Carriers (together, the “third-party truck capacity providers”) for fiscal year 2011, which represented 92% of total revenue, was $2,427,269,000, an increase of $218,269,000, or 10%, compared to fiscal year 2010. The number of loads hauled by third-party truck capacity providers in fiscal year 2011 increased 1% compared to fiscal year 2010, and revenue per load increased 9% compared to fiscal year 2010. The increase in the number of loads hauled by third-party truck capacity providers was primarily attributable to increased industrial production in the domestic marketplace as well as the impact of market share gains from agents recruited during 2011 and 2010, partially offset by the anticipated reduction of freight hauled on behalf of one customer in the Company’s less-than-truckload substitute line haul service offering. Less-than-truckload substitute line haul revenue was $74,823,000 and $219,872,000 in fiscal years 2011 and 2010, respectively. The increase in revenue per load on revenue hauled by third-party truck capacity providers was primarily attributable to tighter truck capacity in the domestic market during 2011. Fuel surcharges on Truck Brokerage Carrier revenue identified separately in billings to customers and included as a component of Truck Brokerage Carrier revenue were $101,114,000 and $79,898,000 in fiscal years 2011 and 2010, respectively. Fuel surcharges billed to customers on revenue hauled by BCO Independent Contractors are excluded from revenue.

Transportation revenue hauled by rail intermodal, air cargo and ocean cargo carriers (together the “multimode capacity providers”) for fiscal year 2011, which represented 6% of total revenue, was $166,403,000, an increase of $29,936,000, or 22%, compared to fiscal year 2010. The number of loads hauled by multimode capacity providers in fiscal year 2011 increased 7% compared to fiscal year 2010, and revenue per load increased 14% over the same period. The increase in revenue per load on revenue hauled by multimode capacity providers is influenced by many factors including the mode of transportation used, length of haul, complexity of freight, density of freight lanes, fuel costs and availability of capacity.

Purchased transportation was 75.8% and 76.0% of revenue in fiscal years 2011 and 2010, respectively. The decrease in purchased transportation as a percentage of revenue was primarily attributable to reduced less-than-truckload substitute line-haul revenue, which has a higher rate of purchased transportation, partially offset by an increase in the percentage of revenue hauled by Truck Brokerage Carriers excluding less-than-truckload substitute line-haul revenue. Commissions to agents were 7.9% of revenue in fiscal year 2011 and 7.6% of revenue in fiscal year 2010. The increase in commissions to agents as a percentage of revenue was primarily attributable to decreased less-than-truckload substitute line-haul revenue, which typically has a lower commission rate.

Investment income at the insurance segment was $1,705,000 and $1,558,000 in fiscal years 2011 and 2010, respectively. The increase in investment income was primarily due to an increased average rate of return on investments held by the insurance segment, partly offset by a lower average investment balance during fiscal year 2011.

Other operating costs were 6.7% and 7.3% of gross profit in fiscal years 2011 and 2010, respectively. The decrease in other operating costs as a percentage of gross profit was primarily attributable to the effect of increased gross profit and a reduction in certain outsourced logistics services costs in fiscal year 2011. Insurance and claims were 9.9% of gross profit in fiscal year 2011 and 12.5% of gross profit in fiscal year 2010. The decrease in insurance and claims as a percentage of gross profit was primarily due to an increase in the percent of gross profit contributed from revenue hauled by Truck Brokerage Carriers in fiscal year 2011, which has a lower claims risk profile and favorable frequency and severity of accidents in fiscal year 2011. Selling, general and administrative costs were 35.4% of gross profit in fiscal year 2011 and 38.8% of gross profit in fiscal year 2010. The decrease in selling, general and administrative costs as a percentage of gross profit was primarily attributable to the effect of increased gross profit and a lower provision for bonuses under the Company’s incentive compensation plan, partially offset by an increase in the provision for customer bad debt in fiscal year 2011 with a significant portion related to one specific customer. In addition, selling, general and administrative costs included a one-time charge in fiscal year 2010 of $3,800,000 related to the buyout by the Company of its remaining contingent payment obligations relating to an acquisition completed in 2009. Depreciation and amortization was 6.0% of gross profit in fiscal year 2011 and 6.3% of gross profit in fiscal year 2010. The decrease in depreciation and amortization as a percentage of gross profit was primarily due to the effect of increased gross profit in fiscal year 2011.

Interest and debt expense in fiscal year 2011 was $511,000 lower than fiscal year 2010. The decrease in interest and debt expense was primarily attributable to lower average capital lease obligations and lower average borrowing rates on capital leases, partially offset by increased average borrowings on the Company’s revolving credit facility during fiscal year 2011.

The provisions for income taxes for fiscal years 2011 and 2010 were based on estimated full year combined effective income tax rates of approximately 37.3% and 36.5%, respectively, which were higher than the statutory federal income tax rate primarily as a result of state taxes, the meals and entertainment exclusion and non-deductible stock compensation expense, partly offset by recognition of benefits relating to several uncertain tax provisions in both years.

The net losses attributable to noncontrolling interest of $62,000 and $932,000 in fiscal years 2011 and 2010, respectively, represent the noncontrolling investor’s 25% share of the net loss incurred by A3i Acquisition through January 2011. The Company purchased the remaining 25% of A3i Acquisition in January 2011.

Net income attributable to the Company was $113,007,000, or $2.38 per common share ($2.38 per diluted share), in fiscal year 2011. Net income attributable to the Company was $87,514,000, or $1.77 per common share ($1.77 per diluted share), in fiscal year 2010.

Fiscal Year Ended December 25, 2010 Compared to Fiscal Year Ended December 26, 2009

Revenue for 2010 was $2,400,170,000, an increase of $391,374,000, or 19%, compared to 2009. Revenue increased $393,169,000, or 20%, at the transportation logistics segment. The increase in revenue at the transportation logistics segment was primarily attributable to an 11% increase in the number of loads hauled and a higher revenue per load of approximately 8%. Included in 2010 and 2009 were transportation management fees of $17,652,000 and $8,111,000, respectively.

Truck transportation revenue hauled by third-party truck capacity providers for 2010, which represented 92% of total revenue, was $2,209,000,000, an increase of $374,529,000, or 20%, compared to 2009. The number of loads hauled by third-party truck capacity providers in 2010 increased 12% compared to 2009, and revenue per load increased 8% compared to 2009. The increase in the number of loads hauled by third-party truck capacity providers was generally attributable to improved industrial production in the U.S. during 2010 and the impact of market share gains from agents recruited during 2010 and 2009. The increase in revenue per load on revenue hauled by third-party truck capacity providers was generally attributable to increased demand and tighter truck capacity in 2010. Fuel surcharges on Truck Brokerage Carrier revenue identified separately in billings to customers and included as a component of Truck Brokerage Carrier revenue were $79,898,000 and $48,095,000 in 2010 and 2009, respectively. Fuel surcharges billed to customers on revenue hauled by BCO Independent Contractors are excluded from revenue.

Transportation revenue hauled by multimode capacity providers for 2010, which represented 6% of total revenue, was $136,467,000, an increase of $8,665,000, or 7%, compared to 2009. The number of loads hauled by multimode capacity providers in 2010 decreased 12% compared to 2009, while revenue per load increased 22% over the same period. The decrease in the number of loads hauled by multimode capacity providers in 2010 was primarily due to the loss of a small number of Million Dollar Agents in 2009 and 2010 whose businesses were concentrated in rail and air transportation services. The increase in revenue per load on revenue hauled by multimode capacity providers is influenced by many factors including the mode of transportation used, length of haul, complexity of freight, density of freight lanes, fuel costs and availability of capacity.

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

Investment income at the insurance segment was $1,558,000 and $1,268,000 in 2010 and 2009, respectively. The increase in investment income was primarily due to an increased average rate of return on investments held by the insurance segment in 2010.

Other operating costs were 7.3% and 8.5% of gross profit in 2010 and 2009, respectively. The decrease in other operating costs as a percentage of gross profit was primarily attributable to the effect of increased gross profit in 2010. Insurance and claims were 12.5% of gross profit in 2010 and 13.3% of gross profit in 2009. The decrease in insurance and claims as a percentage of gross profit was primarily due to the effect of increased gross profit, partially offset by favorable development of prior year claims reported in 2009. Selling, general and administrative costs were 38.8% of gross profit in both 2010 and 2009. Included in selling, general and administrative costs in 2010 was a provision for bonuses under the Company’s incentive compensation plans of $15,093,000, whereas no such provision was included in 2009. In addition, included in selling, general, and administrative costs were $19,185,000 in 2010 and $7,138,000 in 2009 of costs attributable to entities acquired in the 2009 fiscal third quarter. As noted above, the results of entities acquired in the 2009 fiscal third quarter were included in the Company results for the full 2010 fiscal year as compared to approximately half of the 2009 fiscal year. Depreciation and amortization was 6.3% of gross profit in 2010 compared with 6.8% of gross profit in 2009. The decrease in depreciation and amortization as a percentage of gross profit was primarily due to the effect of increased gross profit, partially offset by amortization of identifiable intangible assets attributed to the two entities acquired in July 2009.

Interest and debt expense in 2010 was $407,000 lower than 2009. The decrease in interest and debt expense was primarily attributable to lower average capital lease obligations during 2010, partially offset by increased average borrowings under the Company’s revolving credit facility.

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

The net loss attributable to noncontrolling interest of $932,000 and $445,000 in 2010 and 2009, respectively, represents the noncontrolling investor’s 25% share of the net losses incurred by A3 Integration, LLC, now known as LSCSLLC.

Net income attributable to the Company was $87,514,000, or $1.77 per common share ($1.77 per diluted share), in 2010. Net income attributable to the Company was $70,395,000, or $1.38 per common share ($1.37 per diluted share), in 2009.

Capital Resources and Liquidity

Working capital and the ratio of current assets to current liabilities were $220,679,000 and 1.7 to 1, respectively, at December 31, 2011, compared with $142,571,000 and 1.5 to 1, respectively, at December 25, 2010 and $167,977,000 and 1.6 to 1, respectively, at December 26, 2009. Landstar has historically operated with current ratios within the range of 1.5 to 1 to 2.0 to 1. Cash provided by operating activities was $118,034,000, $108,758,000, and $144,964,000 in 2011, 2010 and 2009, respectively. The increase in cash flow provided by operating activities for 2011 compared to 2010 was primarily attributable to increased net income and the timing of payments, partially offset by timing of collections of trade receivables. The decrease in cash flow provided by operating activities for 2010 compared to 2009 was primarily attributable to the timing of collections of trade receivables.

The Company paid $0.21, $0.19, and $0.17 per share, or $9,983,000, $9,422,000 and $8,686,000 in cash dividends during 2011, 2010, and 2009, respectively. It is the intention of the Board of Directors to continue to pay a quarterly dividend. During 2011, the Company purchased 1,206,111 shares of its Common Stock at a total cost of $50,450,000. During 2010 and 2009, the Company purchased 2,652,791 and 1,624,547 shares of its Common Stock at a total cost of $102,736,000 and $55,757,000, respectively. As of December 31, 2011, the Company may purchase up to an additional 516,551 shares of its Common Stock under its authorized stock purchase program. The Company has used cash provided by operating activities and borrowings on the Company’s revolving credit facilities to fund the purchases. Since January 1997, the Company has purchased over $1,025,000,000 of its Common Stock under programs authorized by the Board of Directors of the Company in open market and private block transactions. Long-term debt, including current maturities, was $132,342,000 at December 31, 2011, compared to $121,611,000 at December 25, 2010 and $92,898,000 at December 26, 2009.

Equity was $300,577,000, or 69% of total capitalization (defined as long-term debt including current maturities plus equity), at December 31, 2011, compared to $250,967,000, or 67% of total capitalization, at December 25, 2010 and $268,151,000, or 74% of total capitalization at December 26, 2009. The increase in equity in 2011 over 2010 was primarily a result of net income and the effect of the exercises of stock options during the period, partially offset by the January 2011 purchase of the noncontrolling interest, purchases of shares of the Company’s Common Stock and dividends paid by the Company. The increase in equity in 2010 over 2009 was primarily the result of net income and the effect of the exercises of stock options during the period, partially offset by the purchase of shares of the Company’s Common Stock.

On June 27, 2008, Landstar entered into a credit agreement with a syndicate of banks and JPMorgan Chase Bank, N.A., as administrative agent (the “Credit Agreement”). The Credit Agreement, which expires on June 27, 2013, provides $225,000,000 of borrowing capacity in the form of a revolving credit facility, $75,000,000 of which may be utilized in the form of letter of credit guarantees.

The Credit Agreement contains a number of covenants that limit, among other things, the incurrence of additional indebtedness. The Company is required to, among other things, maintain a minimum Fixed Charge Coverage Ratio, as defined in the Credit Agreement, and maintain a Leverage Ratio, as defined in the Credit Agreement, below a specified maximum. The Credit Agreement provides for a restriction on cash dividends and other distributions to stockholders on the Company’s capital stock to the extent there is a default under the Credit Agreement. In addition, the Credit Agreement under certain circumstances limits the amount of such cash dividends and other distributions to stockholders in the event that after giving effect to any payment made to effect such cash dividend or other distribution, the Leverage Ratio (as defined in the Credit Agreement) would exceed 2.5 to 1 on a pro forma basis as of the end of the Company’s most recently completed fiscal quarter. The Credit Agreement provides for an event of default in the event, among other things, that a person or group acquires 25% or more of the outstanding capital stock of the Company or obtains power to elect a majority of the Company’s directors. None of these covenants are presently considered by management to be materially restrictive to the Company’s operations, capital resources or liquidity. The Company is currently in compliance with all of the debt covenants under the Credit Agreement.

At December 31, 2011, the Company had $80,000,000 in borrowings outstanding and $33,499,000 of letters of credit outstanding under the Credit Agreement. At December 31, 2011, there was $111,501,000 available for future borrowings under the Credit Agreement. In addition, the Company has $45,165,000 in letters of credit outstanding as collateral for insurance claims that are secured by investments and cash equivalents totaling $50,183,000. Investments, all of which are carried at fair value, include primarily investment-grade corporate bonds and U.S. Treasury obligations having maturities of up to five years. Fair value of investments is based primarily on quoted market prices. See Notes to Consolidated Financial Statements for further discussion on measurement of fair value of investments.

Historically, the Company has generated sufficient operating cash flow to meet its debt service requirements, fund continued growth, both internal and through acquisitions, complete or execute share purchases of its Common Stock under authorized share purchase programs, pay dividends and meet working capital needs. As a non-asset based provider of transportation services and supply chain solutions, the Company’s annual capital requirements for operating property are generally for trailing equipment and information technology hardware and software. In addition, a significant portion of the trailing equipment used by the Company is provided by third party capacity providers, thereby reducing the Company’s capital requirements. During 2011, 2010 and 2009, the Company purchased $4,337,000, $27,505,000 and $2,715,000, respectively, of operating property and acquired $34,044,000, $14,986,000 and $12,284,000, respectively, of trailing equipment by entering into capital leases. The Company purchased its primary facility in Jacksonville, Florida in 2010 for $21,135,000. Landstar anticipates acquiring approximately $57,000,000 in operating property, primarily new trailing equipment to replace older trailing equipment, and information technology equipment during fiscal year 2012 either by purchase or lease financing. The Company does not currently anticipate any other significant capital requirements in 2012.

Management believes that cash flow from operations combined with the Company’s borrowing capacity under the Credit Agreement will be adequate to meet Landstar’s debt service requirement, fund continued growth, both internal and through acquisitions, pay dividends, complete the authorized share purchase program and meet working capital needs.

Contractual Obligations and Commitments

At December 31, 2011, the Company’s obligations and commitments to make future payments under contracts, such as debt and lease agreements, were as follows (in thousands):

	Payments Due By Period
Contractual Obligation	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term debt obligations	$80,000		$80,000
Capital lease obligations	55,415	$18,553	22,425	$14,437
Operating lease obligations	8,293	2,661	3,091	1,421	$1,120
Purchase obligations	20,406	17,042	3,025	339	—

	$164,114	$38,256	$108,541	$16,197	$1,120

Long-term debt obligations represent borrowings under the Credit Agreement and do not include interest. Capital lease obligations above include $3,073,000 of imputed interest. At December 31, 2011, the Company has gross unrecognized tax benefits of $7,364,000. This amount is excluded from the table above as the Company cannot reasonably estimate the period of cash settlement with the respective taxing authorities. At December 31, 2011, the Company has insurance claims liabilities of $104,118,000. This amount is excluded from the table above as the Company cannot reasonably estimate the period of cash settlement on these liabilities. The short term portion of the insurance claims liability is reported on the consolidated balance sheets primarily on an actuarially determined basis. Included in purchase obligations in the table above is $13,447,000 of obligations related to trailing equipment to replace older trailer equipment.

Off-Balance Sheet Arrangements

As of December 31, 2011, the Company had no off-balance sheet arrangements, other than operating leases as disclosed in the table of Contractual Obligations and Commitments above, that have or are reasonably likely to have a current or future material effect on the Company’s financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

Legal Matters

In June 2011, Landstar System, Inc. received a Civil Investigative Demand (the “CID”) from the United States Attorney for the Western District of Kentucky issued pursuant to the False Claims Act. The CID requests documents and written interrogatories limited to freight hauled to or from Fort Campbell, Kentucky by certain subsidiaries of the Company and billed to the U.S. government. The Company submitted its response to the CID in August 2011. Since that time, the Company has cooperated fully, and intends to continue to cooperate fully with the U.S. Attorney.

On September 23, 2011, a jury sitting in a state court in Cobb County, Georgia, entered a damage award of approximately $40.2 million (such amount, plus pre-judgment interest and a portion of plaintiffs’ attorney fees in an amount not yet determined are collectively referred to herein as the “Damage Award”) against Landstar Ranger, Inc., Landstar System Holdings, Inc. and Landstar System, Inc. The Damage Award arises out of an accident that occurred in February, 2007, involving a truck owner-operator leased to Landstar Ranger, Inc. Under the terms of the commercial trucking insurance program that Landstar had in place in 2007, Landstar retained liability for up to $5 million with respect to the accident giving rise to the Damage Award. Landstar has third party insurance in place covering all amounts of the Damage Award in excess of such retention, including all related out-of-pocket expenses, such as the costs of an appeal bond, post-judgment interest and attorney fees comprising the Damage Award. The Company recorded a $5 million charge representing its self-insured retention in respect of this accident in the consolidated financial results of the Company in the 2007 first quarter. Accordingly, the Company’s portion of the Damage Award was previously recorded and therefore did not reduce consolidated operating income or net income for the Company’s 2011 fiscal year. Under the terms of the Company’s insurance policies, the Company is the primary obligor of the amount of the Damage Award, and as such, the Company has reported a $40.2 million receivable from the third party insurance providers in other receivables and a corresponding liability of the same amount in insurance claims in the consolidated balance sheets at December 31, 2011. The Company and its insurers intend to appeal the Damage Award. No assurances can be given regarding the outcome of such appeal, including the impact of the Damage Award on the premiums charged by the Company’s third party insurers for commercial trucking insurance.

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

Critical Accounting Policies and Estimates

The allowance for doubtful accounts for both trade and other receivables represents management’s estimate of the amount of outstanding receivables that will not be collected. Historically, management’s estimates for uncollectible receivables have been materially correct. Although management believes the amount of the allowance for both trade and other receivables at December 31, 2011 is appropriate, a prolonged period of low or no economic growth may adversely affect the collection of these receivables. In addition, liquidity concerns and/or unanticipated bankruptcy proceedings at any of the Company’s larger customers in which the Company is carrying a significant receivable could result in an increase in the provision for uncollectible receivables and have a significant impact on the Company’s results of operations in a given quarter or year. However, it is not expected that a provision for uncollectible accounts receivable resulting from an individual customer would have a significant impact on the Company’s financial position. Conversely, a more robust economic environment or the recovery of a previously provided for uncollectible receivable from an individual customer may result in the realization of some portion of the estimated uncollectible receivables.

Landstar provides for the estimated costs of self-insured claims primarily on an actuarial basis. The amount recorded for the estimated liability for claims incurred is based upon the facts and circumstances known on the applicable balance sheet date. The ultimate resolution of these claims may be for an amount greater or less than the amount estimated by management. The Company continually revises its existing claim estimates as new or revised information becomes available on the status of each claim. Historically, the Company has experienced both favorable and unfavorable development of prior year claims estimates. During fiscal years 2011, 2010 and 2009, insurance and claims costs included $505,000, $1,582,000 and $4,113,000, respectively, of favorable adjustments to prior years’ claims estimates. It is reasonably likely that the ultimate outcome of settling all outstanding claims will be more or less than the estimated claims reserve at December 31, 2011.

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

The Company tests for impairment of goodwill at least annually, typically in the fourth quarter, based on a two-step impairment test. The first step compares the fair value of each reporting unit with its carrying amount, including goodwill. Fair value of each reporting unit is estimated using a discounted cash flow model. The model includes a number of significant assumptions and estimates including future cash flows and discount rates. Such assumptions and estimates necessarily involve management judgments concerning, among other things, future revenues and profitability. If the carrying amount exceeds fair value under the first step of the impairment test, then the second step is performed to measure the amount of any impairment loss. Only the first step of the impairment test was required in 2011 as the estimated fair value of the reporting units exceeded carrying value.

The Company purchased two companies in July 2009, one of which is highly dependent on the U.S. automotive manufacturing industry and one start-up. On the date of the acquisitions, the Company recorded $26,300,000 of goodwill. The two acquired entities are considered one reporting unit as it relates to business valuation. As it relates to goodwill recorded upon the acquisition of these companies in July 2009, should the automotive industry experience a significant downturn and should the Company fail to add customers to the technology platform acquired with the start-up company, the Company could determine that its goodwill is impaired in the future. The Company will continue to monitor the economic environment and test for impairment of goodwill as necessary.

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

Borrowings under the Credit Agreement bear interest at rates equal to, at the option of the Company, either (i) the greater of (a) the prime rate as publicly announced from time to time by JPMorgan Chase Bank, N.A. and (b) the federal funds effective rate plus .5%, or, (ii) the rate at the time offered to JPMorgan Chase Bank, N.A. in the Eurodollar market for amounts and periods comparable to the relevant loan plus, in either case, a margin that is determined based on the level of the Company’s Leverage Ratio, as defined in the Credit Agreement. As of December 31, 2011 and December 25, 2010, the weighted average interest rate on borrowings outstanding was 1.15% and 1.14%, respectively. During the fourth quarter of 2011 and 2010, the average outstanding balance under the Credit Agreement was approximately $85,296,000 and $87,062,000, respectively. The balance outstanding under the Credit Agreement was $80,000,000 at both December 31, 2011 and December 25, 2010. Assuming that debt levels on the Credit Agreement remain at $80,000,000, the balance at December 31, 2011, a hypothetical increase of 100 basis points in current rates provided for under the Credit Agreement is estimated to result in an increase in interest expense of $800,000 on an annualized basis. Based on the borrowing rates in the Credit Agreement and the repayment terms, the fair value of the outstanding borrowings as of December 31, 2011 was estimated to approximate carrying value.

Long-term investments, all of which are available-for-sale and are carried at fair value, include primarily investment-grade corporate bonds and U.S. Treasury obligations having maturities of up to five years. The balance of the long-term portion of investments was $40,544,000 and $54,401,000 at December 31, 2011 and December 25, 2010, respectively. Assuming that the long-term portion of investments remains at $40,544,000, the balance at December 31, 2011, a hypothetical increase or decrease in interest rates of 100 basis points would not have a material impact on future earnings on an annualized basis. Short-term investments consist of short-term investment-grade instruments and the current maturities of investment-grade corporate bonds and U.S. Treasury obligations. Accordingly, any future interest rate risk on these short-term investments would not be material.

Assets and liabilities of the Company’s Canadian operation are translated from their functional currency to U.S. dollars using exchange rates in effect at the balance sheet date and revenue and expense accounts are translated at average monthly exchange rates during the period. Adjustments resulting from the translation process are included in accumulated other comprehensive income. Transactional gains and losses arising from receivable and payable balances, including intercompany balances, in the normal course of business that are denominated in a currency other than the functional currency of the operation are recorded in the statements of income when they occur. The net assets held at the Company’s Canadian subsidiary at December 31, 2011 were, as translated to U.S. dollars, less than 1% of total consolidated net assets. Accordingly, any translation gain or loss related to the Canadian operation would not be material.

Item 8.	Financial Statements and Supplementary Data

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

	Dec. 31, 2011	Dec. 25, 2010
ASSETS
Current Assets
Cash and cash equivalents	$80,900	$44,706
Short-term investments	27,944	23,266
Trade accounts receivable, less allowance of $6,591 and $5,324	368,377	307,350
Other receivables, including advances to independent contractors, less allowance of $5,384 and $5,511	53,263	23,943
Deferred income taxes and other current assets	21,308	21,652

Total current assets	551,792	420,917

Operating property, less accumulated depreciation and amortization of $145,804 and $137,830	142,146	132,649
Goodwill	57,470	57,470
Other assets	57,041	72,846

Total assets	$808,449	$683,882

LIABILITIES AND EQUITY
Current Liabilities
Cash overdraft	$25,905	$24,877
Accounts payable	163,307	137,297
Current maturities of long-term debt	17,212	22,172
Insurance claims	76,624	40,215
Other current liabilities	48,065	53,785

Total current liabilities	331,113	278,346

Long-term debt, excluding current maturities	115,130	99,439
Insurance claims	27,494	31,468
Deferred income taxes	34,135	23,662
Equity
Landstar System, Inc. and subsidiary shareholders’ equity:
Common stock, $0.01 par value, authorized 160,000,000 shares, issued 66,602,486 and 66,535,169 shares	666	665
Additional paid-in capital	165,712	169,268
Retained earnings	947,156	844,132
Cost of 19,882,289 and 18,674,902 shares of common stock in treasury	(813,684)	(763,182)
Accumulated other comprehensive income	727	881

Total Landstar System, Inc. and subsidiary shareholders’ equity	300,577	251,764

Noncontrolling interest	—	(797)

Total equity	300,577	250,967

Total liabilities and equity	$808,449	$683,882

See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share amounts)

	Fiscal Years Ended
	Dec. 31, 2011	Dec. 25, 2010	Dec. 26, 2009
Revenue	$2,649,082	$2,400,170	$2,008,796
Investment income	1,705	1,558	1,268
Costs and expenses:
Purchased transportation	2,007,102	1,824,308	1,503,520
Commissions to agents	210,088	181,405	160,571
Other operating costs	28,865	28,826	29,173
Insurance and claims	42,766	49,334	45,918
Selling, general and administrative	152,907	153,080	133,612
Depreciation and amortization	25,814	24,804	23,528

Total costs and expenses	2,467,542	2,261,757	1,896,322

Operating income	183,245	139,971	113,742
Interest and debt expense	3,112	3,623	4,030

Income before income taxes	180,133	136,348	109,712
Income taxes	67,188	49,766	39,762

Net income	112,945	86,582	69,950

Less: Net loss attributable to noncontrolling interest	(62)	(932)	(445)

Net income attributable to Landstar System, Inc. and subsidiary	$113,007	$87,514	$70,395

Earnings per common share attributable to Landstar System, Inc. and subsidiary	$2.38	$1.77	$1.38

Diluted earnings per share attributable to Landstar System, Inc. and subsidiary	$2.38	$1.77	$1.37

Average number of shares outstanding:
Earnings per common share	47,444,000	49,523,000	51,095,000

Diluted earnings per share	47,524,000	49,580,000	51,280,000

Dividends paid per common share	$0.21	$0.19	$0.17

See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Fiscal Years Ended
	Dec. 31, 2011	Dec. 25, 2010	Dec. 26, 2009
OPERATING ACTIVITIES
Net income	$112,945	$86,582	$69,950
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of operating property and intangible assets	25,814	24,804	23,528
Non-cash interest charges	218	219	218
Provisions for losses on trade and other accounts receivable	7,804	3,916	7,986
Losses (gains) on sales/disposals of operating property, net	(266)	1,058	(55)
Deferred income taxes, net	10,071	525	2,419
Stock-based compensation	5,012	4,769	4,968
Changes in operating assets and liabilities:
Decrease (increase) in trade and other accounts receivable	(98,151)	(38,206)	32,780
Decrease (increase) in other assets	1,871	(1,752)	8,068
Increase (decrease) in accounts payable	26,010	16,267	(1,634)
Increase (decrease) in other liabilities	(5,729)	11,200	(13,748)
Increase (decrease) in insurance claims	32,435	(624)	10,484

NET CASH PROVIDED BY OPERATING ACTIVITIES	118,034	108,758	144,964

INVESTING ACTIVITIES
Net change in other short-term investments	—	1,730	28,024
Sales and maturities of investments	67,174	39,187	15,932
Purchases of investments	(58,413)	(65,818)	(49,965)
Purchases of operating property	(4,337)	(27,505)	(2,715)
Proceeds from sales of operating property	4,385	1,686	841
Consideration paid for acquisitions	—	—	(14,888)

NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	8,809	(50,720)	(22,771)

FINANCING ACTIVITIES
Increase (decrease) in cash overdraft	1,028	(4,042)	(3,146)
Dividends paid	(9,983)	(9,422)	(8,686)
Proceeds from exercises of stock options	923	1,660	1,128
Excess (shortfall) tax effect on stock option exercises	(683)	1,580	773
Borrowings on revolving credit facility	10,000	40,000	40,000
Purchases of common stock	(50,450)	(102,736)	(55,757)
Capital contribution from noncontrolling interest	—	—	580
Principal payments on long-term debt and capital lease obligations	(33,313)	(26,273)	(110,817)
Purchase of noncontrolling interest	(8,000)	—	—

NET CASH USED BY FINANCING ACTIVITIES	(90,478)	(99,233)	(135,925)

Effect of exchange rate changes on cash and cash equivalents	(171)	182	547

Increase (decrease) in cash and cash equivalents	36,194	(41,013)	(13,185)
Cash and cash equivalents at beginning of period	44,706	85,719	98,904

Cash and cash equivalents at end of period	$80,900	$44,706	$85,719

See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Fiscal Years Ended December 31, 2011,

December 25, 2010 and December 26, 2009

(Dollars in thousands)

	Landstar System, Inc. and Subsidiary Shareholders
	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock at Cost		Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest	Total
	Shares	Amount			Shares	Amount
Balance December 27, 2008	66,109,547	$661	$154,533	$704,331	14,424,887	$(605,828)	$(561)	$0	$253,136
Net income (loss)				70,395				(445)	69,950
Dividends paid ($0.17 per share)				(8,686)					(8,686)
Purchases of common stock					1,624,547	(55,757)			(55,757)
Exercises of stock options and issuance of non-vested stock, including excess tax effect	145,811	2	1,899						1,901
Capital contribution from noncontrolling interest								580	580
Consideration for acquisition paid in common stock			(139)		(27,323)	1,139			1,000
Stock-based compensation			4,968						4,968
Foreign currency translation							547		547
Unrealized gain on available-for-sale investments, net of income taxes							512		512

Balance December 26, 2009	66,255,358	$663	$161,261	$766,040	16,022,111	$(660,446)	$498	$135	$268,151
Net income (loss)				87,514				(932)	86,582
Dividends paid ($0.19 per share)				(9,422)					(9,422)
Purchases of common stock					2,652,791	(102,736)			(102,736)
Exercises of stock options and issuance of non-vested stock, including excess tax effect	279,811	2	3,238						3,240
Stock-based compensation			4,769						4,769
Foreign currency translation							182		182
Unrealized gain on available-for-sale investments, net of income taxes							201		201

Balance December 25, 2010	66,535,169	$665	$169,268	$844,132	18,674,902	$(763,182)	$881	$(797)	$250,967
Net income (loss)				113,007				(62)	112,945
Dividends paid ($0.21 per share)				(9,983)					(9,983)
Purchases of common stock					1,206,111	(50,450)			(50,450)
Purchase of noncontrolling interest			(8,859)					859	(8,000)
Exercises of stock options and issuance and vesting of non-vested stock, including shortfall tax effect	67,317	1	291		1,276	(52)			240
Stock-based compensation			5,012						5,012
Foreign currency translation							(171)		(171)
Unrealized gain on available-for-sale investments, net of income taxes							17		17

Balance December 31, 2011	66,602,486	$666	$165,712	$947,156	19,882,289	$(813,684)	$727	$—	$300,577

See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Significant Accounting Policies

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

Trade and Other Receivables

The allowance for doubtful accounts for both trade and other receivables represents management’s estimate of the amount of outstanding receivables that will not be collected. Estimates are used to determine the allowance for doubtful accounts for both trade and other receivables and are generally based on specific identification, historical collection results, current economic trends and changes in payment terms. Following is a summary of the activity in the allowance for doubtful accounts for fiscal years ending December 31, 2011, December 25, 2010 and December 26, 2009 (in thousands):

	Balance at Beginning of Period	Charged to Costs and Expenses	Write-offs, Net of Recoveries	Balance at End of Period
For the Fiscal Year Ended December 31, 2011
Trade receivables	$5,324	$4,503	$(3,236)	$6,591
Other receivables	7,499	3,293	(3,024)	7,768
Other non-current receivables	312	8	(46)	274

	$13,135	$7,804	$(6,306)	$14,633

For the Fiscal Year Ended December 25, 2010
Trade receivables	$5,547	$1,395	$(1,618)	$5,324
Other receivables	6,727	2,516	(1,744)	7,499
Other non-current receivables	319	5	(12)	312

	$12,593	$3,916	$(3,374)	$13,135

For the Fiscal Year Ended December 26, 2009
Trade receivables	$6,230	$3,801	$(4,484)	$5,547
Other receivables	4,866	4,182	(2,321)	6,727
Other non-current receivables	316	3		319

	$11,412	$7,986	$(6,805)	$12,593

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Operating Property

Operating property is recorded at cost. Depreciation is provided on a straight-line basis over the estimated useful lives of the related assets. Buildings and improvements are being depreciated over 30 years. Trailing equipment is being depreciated over 7 years. Hardware and software included in other equipment is generally being depreciated over 3 to 7 years.

Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price paid over the fair value of the net assets of acquired businesses. The Company has two reporting units within the transportation logistics segment that report goodwill. The Company tests for impairment of goodwill at least annually, typically in the fourth quarter, based on a two-step impairment test. The first step compares the fair value of each reporting unit with its carrying amount, including goodwill. Fair value of each reporting unit is estimated using a discounted cash flow model. The model includes a number of significant assumptions and estimates including future cash flows and discount rates. If the carrying amount exceeds fair value under the first step of the impairment test, then the second step is performed to measure the amount of any impairment loss. Only the first step of the impairment test was required in 2011 as the estimated fair value of the reporting units significantly exceeded carrying value. Other intangible assets, which consist primarily of non-contractual customer relationships, developed technology, trademarks and non-compete agreements, are included in other assets on the consolidated balance sheets and are amortized over their estimated useful lives, which range from five to ten years.

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

Earnings Per Share

Earnings per common share attributable to Landstar System, Inc. and subsidiary are based on the weighted average number of shares outstanding, including outstanding non-vested restricted stock, and diluted earnings per share attributable to Landstar System, Inc. and subsidiary are based on the weighted average number of common shares outstanding, including outstanding non-vested restricted stock, plus the incremental shares that would have been outstanding upon the assumed exercise of all dilutive stock options.

The following table provides a reconciliation of the average number of common shares outstanding used to calculate earnings per common share attributable to Landstar System, Inc. and subsidiary to the average number of common shares and common share equivalents outstanding used to calculate diluted earnings per share attributable to Landstar System, Inc. and subsidiary (in thousands):

	Fiscal Year
	2011	2010	2009
Average number of common shares outstanding	47,444	49,523	51,095
Incremental shares from assumed exercises of stock options	80	57	185

Average number of common shares and common share equivalents outstanding	47,524	49,580	51,280

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the fiscal years ended December 31, 2011, December 25, 2010 and December 26, 2009, there were 220,244, 1,349,313 and 1,895,742 options outstanding, respectively, to purchase shares of Common Stock excluded from the calculation of diluted earnings per share attributable to Landstar System, Inc. and subsidiary because they were antidilutive.

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

(2)	Noncontrolling Interest

In the Company’s 2009 fiscal third quarter, the Company acquired A3 Integration, LLC and its subsidiaries through A3i Acquisition LLC, an entity in which the Company owned 100% of the non-voting, preferred interests and, from the date of acquisition to January 2011, 75% of the voting, common equity interests. A subsidiary of the Company purchased the remaining 25% of the voting, common equity interests in A3i Acquisition LLC in January 2011.

(3)	Comprehensive Income

The following table includes the components of comprehensive income attributable to Landstar System, Inc. and subsidiary for the fiscal years ended December 31, 2011, December 25, 2010 and December 26, 2009 (in thousands):

	Fiscal Year
	2011	2010	2009
Net income attributable to Landstar System, Inc. and subsidiary	$113,007	$87,514	$70,395
Unrealized holding gains on available-for-sale investments	26	312	791
Income tax expense on unrealized holding gains on available-for-sale investments	(9)	(111)	(279)

Net unrealized holding gains on available-for-sale investments	17	201	512
Foreign currency translation gains (losses)	(171)	182	547

Comprehensive income attributable to Landstar System, Inc. and subsidiary	$112,853	$87,897	$71,454

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The foreign currency translation loss during 2011 represents the unrealized net loss on the translation of the financial statements of the Company’s Canadian operations. The foreign currency translation gains during 2010 and 2009 represent the unrealized net gain on the translation of the financial statements of the Company’s Canadian operations. Accumulated other comprehensive income as reported as a component of equity at December 31, 2011 of $727,000 represents the unrealized net gain on the translation of the financial statements of the Company’s Canadian operations of $219,000 and the cumulative unrealized holding gains on available-for-sale investments, net of income taxes, of $508,000.

(4)	Investments

Investments include primarily investment-grade corporate bonds and U.S. Treasury obligations having maturities of up to five years (the “bond portfolio”). Investments in the bond portfolio are reported as available-for-sale and are carried at fair value. Investments maturing less than one year from the balance sheet date are included in short-term investments and investments maturing more than one year from the balance sheet date are included in other assets in the consolidated balance sheets. Management has performed an analysis of the nature of the unrealized losses on available-for-sale investments to determine whether such losses are other-than-temporary. Unrealized losses, representing the excess of the purchase price of an investment over its fair value as of the end of a period, considered to be other-than-temporary, are to be included as a charge in the statement of income while unrealized losses considered to be temporary are to be included as a component of equity. Investments whose values are based on quoted market prices in active markets are classified within Level 1. Investments that trade in markets that are not considered to be active, but are valued based on quoted market prices, are classified within Level 2. As Level 2 investments include positions that are not traded in active markets, valuations may be adjusted to reflect illiquidity and/or non-transferability, which are generally based on available market information. Transfers between levels are recognized as of the beginning of the period. Fair value of the bond portfolio was determined using Level 1 inputs related to U.S. Treasury obligations and money market investments and Level 2 inputs related to investment-grade corporate bonds, mortgage-backed securities and direct obligations of government agencies. Unrealized gains, net of unrealized losses, on the investments in the bond portfolio were $786,000 and $760,000 at December 31, 2011 and December 25, 2010, respectively.

The amortized cost and fair market values of available-for-sale investments are as follows at December 31, 2011 and December 25, 2010 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
December 31, 2011
Money market investments	$1,989	$—	$—	$1,989
Mortgage-backed securities	3,017	61	18	3,060
Corporate bonds and direct obligations of government agencies	51,014	819	126	51,707
U.S. Treasury obligations	11,682	51	1	11,732

Total	$67,702	$931	$145	$68,488

December 25, 2010
Money market investments	$535	$—	$—	$535
Mortgage-backed securities	3,458	64	8	3,514
Corporate bonds and direct obligations of government agencies	60,330	872	151	61,051
U.S. Treasury obligations	12,584	6	23	12,567

Total	$76,907	$942	$182	$77,667

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For those available-for-sale investments with unrealized losses at December 31, 2011 and December 25, 2010, the following table summarizes the duration of the unrealized loss (in thousands):

	Less than 12 months		12 months or longer		Total
	Fair Market Value	Unrealized Loss	Fair Market Value	Unrealized Loss	Fair Market Value	Unrealized Loss
December 31, 2011
Mortgage-backed securities	$468	$18	$—	$—	$468	$18
Corporate bonds and direct obligations of government agencies	6,067	126	—	—	6,067	126
U.S. Treasury obligations	591	1	—	—	591	1

Total	$7,126	$145	$—	$—	$7,126	$145

December 25, 2010
Mortgage-backed securities	$225	$8	$—	$—	$225	$8
Corporate bonds and direct obligations of government agencies	11,615	151	—	—	11,615	151
U.S. Treasury obligations	774	23	—	—	774	23

Total	$12,614	$182	$—	$—	$12,614	$182

Short-term investments include $27,944,000 in current maturities of investments held by the Company’s insurance segment at December 31, 2011. These short-term investments together with $22,239,000 of the non-current portion of investments included in other assets at December 31, 2011 provide collateral for the $45,165,000 of letters of credit issued to guarantee payment of insurance claims.

Investment income represents the earnings on the insurance segment’s assets. Investment income earned from the assets of the insurance segment are included as a component of operating income as the investment of these assets is critical to providing collateral, liquidity and earnings with respect to the operation of the Company’s insurance programs.

(5)	Income Taxes

The provisions for income taxes consisted of the following (in thousands):

	Fiscal Year
	2011	2010	2009
Current:
Federal	$53,413	$46,164	$35,878
State	3,247	2,199	656
Canadian	1,023	878	809

	$57,683	$49,241	$37,343

Deferred:
Federal	$9,056	$801	$2,035
State	449	(276)	384

	9,505	525	2,419

Income taxes	$67,188	$49,766	$39,762

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Temporary differences and carryforwards which gave rise to deferred tax assets and liabilities consisted of the following (in thousands):

	Dec. 31, 2011	Dec. 25, 2010
Deferred tax assets:
Receivable valuations	$4,570	$5,014
Share-based payments	5,843	5,797
Self-insured claims	5,940	5,861
Other	5,316	6,137

	$21,669	$22,809

Deferred tax liabilities:
Operating property	$38,040	$29,084
Other	8,259	8,284

	$46,299	$37,368

Net deferred tax liability	$24,630	$14,559

The following table summarizes the differences between income taxes calculated at the federal income tax rate of 35% on income before income taxes and the provisions for income taxes (in thousands):

	Fiscal Year
	2011	2010	2009
Income taxes at federal income tax rate	$63,047	$47,722	$38,399
State income taxes, net of federal income tax benefit	2,424	695	676
Meals and entertainment exclusion	972	691	870
Share-based payments	708	550	636
Other, net	37	108	(819)

Income taxes	$67,188	$49,766	$39,762

As of December 31, 2011 and December 25, 2010, the Company had $5,069,000 and $6,415,000, respectively, of net unrecognized tax benefits representing the provision for the uncertainty of certain tax positions plus a component of interest and penalties. Estimated interest and penalties on the provision for the uncertainty of certain tax positions is included in income tax expense. At December 31, 2011 and December 25, 2010 there was $2,214,000 and $2,797,000, respectively, accrued for estimated interest and penalties related to the uncertainty of certain tax positions. The Company does not currently anticipate any significant increase or decrease to the unrecognized tax benefit during 2012.

The Company files a consolidated U.S. federal income tax return. The Company or its subsidiaries file state tax returns in the majority of the U.S. state tax jurisdictions. With few exceptions, the Company and its subsidiaries are no longer subject to U.S. federal or state income tax examinations by tax authorities for 2007 and prior years. The Company’s wholly owned Canadian subsidiary, Landstar Canada, Inc., is subject to Canadian income and other taxes.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the rollforward of the total amounts of gross unrecognized tax benefits for fiscal years 2011 and 2010 (in thousands):

	Fiscal Year
	2011	2010
Gross unrecognized tax benefits — beginning of the year	$9,209	$11,966
Gross increases related to current year tax positions	553	210
Gross increases related to prior year tax positions	755	412
Gross decreases related to prior year tax positions	(2,098)	(2,822)
Settlements	(274)	—
Lapse of statute of limitations	(781)	(557)

Gross unrecognized tax benefits — end of the year	$7,364	$9,209

Landstar paid income taxes of $59,442,000 in 2011, $51,542,000 in 2010 and $32,913,000 in 2009.

(6)	Operating Property

Operating property is summarized as follows (in thousands):

	Dec. 31, 2011	Dec. 25, 2010
Land	$7,982	$7,982
Leasehold improvements	10,180	10,038
Buildings and improvements	23,875	23,520
Trailing equipment	204,117	188,176
Other equipment	41,796	40,763

	287,950	270,479
Less accumulated depreciation and amortization	145,804	137,830

	$142,146	$132,649

Included above is $112,599,000 in 2011 and $114,017,000 in 2010 of operating property under capital leases, $76,603,000 and $70,154,000, respectively, net of accumulated amortization. Landstar acquired operating property by entering into capital leases in the amount of $34,044,000 in 2011, $14,986,000 in 2010 and $12,284,000 in 2009.

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

The expense for the Company-sponsored defined contribution plan included in selling, general and administrative expense was $1,754,000 in 2011, $1,663,000 in 2010 and $1,598,000 in 2009.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(8)	Debt

Long-term debt is summarized as follows (in thousands):

	Dec. 31, 2011	Dec. 25, 2010
Capital leases	$52,342	$41,611
Revolving credit facility	80,000	80,000

	132,342	121,611
Less current maturities	17,212	22,172

Total long-term debt	$115,130	$99,439

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

Borrowings under the Credit Agreement bear interest at rates equal to, at the option of the Company, either (i) the greater of (a) the prime rate as publicly announced from time to time by JPMorgan Chase Bank, N.A. and (b) the federal funds effective rate plus 0.5%, or, (ii) the rate at the time offered to JPMorgan Chase Bank, N.A. in the Eurodollar market for amounts and periods comparable to the relevant loan plus, in either case, a margin that is determined based on the level of the Company’s Leverage Ratio, as defined in the Credit Agreement. The unused portion of the revolving credit facility under the Credit Agreement carries a commitment fee determined based on the level of the Leverage Ratio, as therein defined. The commitment fee for the unused portion of the revolving credit facility under the Credit Agreement ranges from .175% to .350%, based on achieving certain levels of the Leverage Ratio. As of December 31, 2011, the weighted average interest rate on borrowings outstanding was 1.15%.

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

Landstar paid interest of $3,133,000 in 2011, $3,785,000 in 2010 and $4,398,000 in 2009.

(9)	Leases

The future minimum lease payments under all noncancelable leases at December 31, 2011, principally for trailing equipment, are shown in the following table (in thousands):

	Capital Leases	Operating Leases
2012	$18,553	$2,661
2013	11,574	1,816
2014	10,851	1,275
2015	8,574	804
2016	5,863	617
Thereafter	—	1,120

	55,415	$8,293

Less amount representing interest (2.3% to 5.9%)	3,073

Present value of minimum lease payments	$52,342

Total rent expense, net of sublease income, was $1,238,000 in 2011, $356,000 in 2010 and $2,664,000 in 2009.

(10)	Share-Based Payment Arrangements

Employee Equity Plans

As of December 31, 2011, the Company had two employee equity incentive plans, the 2002 employee stock option and stock incentive plan (the “ESOSIP”) and the 2011 equity incentive plan (the “2011 EIP”). The Company also has a stock compensation plan for members of its Board of Directors (the “Directors Stock Compensation Plan”). The ESOSIP, 2011 EIP and Directors Stock Compensation Plan are each referred to herein as a “Plan,” and, collectively, as the “Plans.” In May 2011, the Company’s shareholders approved the 2011 EIP. The provisions of the 2011 EIP are substantially similar to the provisions of the ESOSIP. 6,000,000 shares of the Company’s Common Stock were authorized for issuance under the 2011 EIP. No further grants can be made under the ESOSIP, including 2,239,117 shares of the Company’s Common Stock previously reserved for issuance under the ESOSIP. Amounts recognized in the financial statements with respect to these Plans are as follows (in thousands):

	Fiscal Years
	2011	2010	2009
Total cost of the Plans during the period	$5,012	$4,769	$4,968
Amount of related income tax benefit recognized during the period	983	1,194	1,163

Net cost of the Plans during the period	$4,029	$3,575	$3,805

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

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of each option grant on its grant date was calculated using the Black-Scholes option pricing model with the following weighted average assumptions for grants made in 2011, 2010 and 2009:

	2011	2010	2009
Expected volatility	35.0%	37.0%	38.0%
Expected dividend yield	0.450%	0.400%	0.400%
Risk-free interest rate	1.75%	2.50%	1.50%
Expected lives (in years)	4.0	4.2	4.4

The Company utilizes historical data, including exercise patterns and employee departure behavior, in estimating the term that options will be outstanding. Expected volatility was based on historical volatility and other factors, such as expected changes in volatility arising from planned changes to the Company’s business, if any. The risk-free interest rate was based on the yield of zero coupon U.S. Treasury bonds for terms that approximated the terms of the options granted. The weighted average grant date fair value of stock options granted during 2011, 2010 and 2009 was $12.06, $12.03 and $12.30, respectively.

The following table summarizes information regarding the Company’s stock options granted under the Plans:

	Options Outstanding		Options Exercisable
	Number of Options	Weighted Average Exercise Price per Share	Number of Options	Weighted Average Exercise Price per Share
Options at December 27, 2008	2,505,644	$35.47	822,211	$30.75
Granted	367,000	$38.20
Exercised	(207,342)	$19.31
Forfeited	(107,500)	$42.77

Options at December 26, 2009	2,557,802	$36.86	1,225,802	$32.43
Granted	230,250	$37.41
Exercised	(424,354)	$20.73
Forfeited	(67,867)	$42.64

Options at December 25, 2010	2,295,831	$39.73	936,081	$38.85
Granted	273,000	$41.79
Exercised	(111,355)	$34.84
Forfeited	(130,700)	$41.48

Options at December 31, 2011	2,326,776	$40.11	1,110,743	$39.74

The following tables summarize stock options outstanding and exercisable at December 31, 2011:

	Options Outstanding
Range of Exercise Prices Per Share	Number Outstanding	Weighted Average Remaining Contractual Term (years)	Weighted Average Exercise Price per Share
$14.62 - $15.00	25,100	1.0	$14.62
$15.01 - $25.00	49,763	2.1	$19.64
$25.01 - $35.00	109,801	3.2	$32.60
$35.01 - $40.00	639,750	6.8	$37.92
$40.01 - $44.00	1,282,118	6.1	$42.19
$44.01 - $48.15	220,244	5.4	$45.62

	2,326,776	5.9	$40.11

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Options Exercisable
Range of Exercise Prices Per Share	Number Exercisable	Weighted Average Remaining Contractual Term (years)	Weighted Average Exercise Price per Share
$14.62 - $15.00	25,100	1.0	$14.62
$15.01 - $25.00	49,763	2.1	$19.64
$25.01 - $35.00	109,801	3.2	$32.60
$35.01 - $40.00	160,383	5.7	$37.40
$40.01 - $44.00	593,952	4.9	$42.81
$44.01 - $48.15	171,744	5.3	$45.35

	1,110,743	4.7	$39.74

At December 31, 2011, the total intrinsic value of options outstanding was $18,179,000. As of December 31, 2011, there were 73,000 stock options that were out-of-the-money based on the year end per share closing market price of $47.92 as reported on the NASDAQ Global Select Market. The remaining stock options outstanding as of December 31, 2011 that were in-the-money had an aggregate intrinsic value of $18,196,000. At December 31, 2011, the total intrinsic value of options outstanding and exercisable was $9,091,000. As of December 31, 2011, there were 44,400 exercisable stock options outstanding that were out-of-the-money based on the year end per share closing market price of $47.92 as reported on the NASDAQ Global Select Market. The remaining exercisable stock options outstanding as of December 31, 2011 that were in-the-money had an intrinsic value of $9,101,000. The total intrinsic value of stock options exercised during 2011, 2010 and 2009 was $1,052,000, $9,657,000 and $3,816,000, respectively.

As of December 31, 2011, there was $8,114,000 of total unrecognized compensation cost related to non-vested stock options granted under the Plans. The unrecognized compensation cost related to these non-vested options is expected to be recognized over a weighted average period of 2.7 years.

The 2011 EIP provides the Compensation Committee of the Board of Directors with the authority to issues shares of Common Stock of the Company, subject to certain vesting and other restrictions on transfer (“restricted stock”). Shares of restricted stock generally are granted under the 2011 EIP subject to vesting in three year annual installments or 100% on the third or fifth anniversary of the date of grant and the shares of restricted stock remain subject to forfeiture unless the grantee remains continuously employed with the Company or a subsidiary thereof through the applicable vesting date. The fair value of each share of non-vested restricted stock issued under the Plans is based on the fair value of a share of the Company’s Common Stock on the date of grant.

The following table summarizes information regarding the Company’s non-vested restricted stock under the Plans:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested restricted stock outstanding at December 25, 2010	29,854	$39.49
Granted	22,410	$44.82
Vested	(8,333)	$42.14
Forfeited	(2,938)	$37.13

Non-vested restricted stock outstanding at December 31, 2011	40,993	$42.03

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2011, there was $1,227,000 of total unrecognized compensation cost related to non-vested shares of restricted stock granted under the Plans. The unrecognized compensation cost related to these non-vested shares of restricted stock is expected to be recognized over a weighted average period of 2.1 years.

As of December 31, 2011, there were 8,324,776 shares of the Company’s Common Stock reserved for issuance under the Plans.

Directors’ Stock Compensation Plan

Upon election or re-election to the Board of Directors for a three year term, outside members of the Board of Directors may receive a grant of such number of restricted shares of the Company’s Common Stock equal to the quotient of $225,000 divided by the fair market value of a share of Common Stock on the date immediately following the date of such Director’s re-election or election to the Board. In 2011 and 2010, 9,510 and 9,954 restricted shares, respectively, were granted to outside Directors upon their re-election to the Board. The restricted shares vest in three equal annual installments on the first three annual anniversary dates of the date of grant. During 2011 and 2010, $242,000 and $98,000, respectively, of compensation cost was recorded for the grant of these restricted shares.

Prior to 2010, under the Directors’ Stock Compensation Plan, outside members of the Board of Directors who were elected or re-elected to the Board received 6,000 shares of Common Stock of the Company, subject to certain restrictions including restrictions on transfer. There were no such shares issued in 2009.

As of December 31, 2011, there were 118,959 shares of the Company’s Common Stock reserved for issuance upon the grant of Common Stock under the Directors’ Stock Compensation Plan.

(11)	Equity

On August 23, 2010, Landstar System, Inc. announced that it had been authorized by its Board of Directors to purchase up to 2,000,000 shares of its Common Stock from time to time in the open market and in privately negotiated transactions. During its 2011 third quarter, the Company completed the purchase of shares authorized for purchase under this program. On August 16, 2011, Landstar System, Inc. announced that it had been authorized by its Board of Directors to purchase up to an additional 1,000,000 shares of its Common Stock from time to time in the open market and in privately negotiated transactions. As of December 31, 2011, Landstar may purchase 516,551 shares of its Common Stock under this authorization. No specific expiration date has been assigned to the August 16, 2011 authorization. During 2011, Landstar purchased a total of 1,206,111 shares of its Common Stock at a total cost of $50,450,000 pursuant to its previously announced stock purchase programs.

The Company has 2,000,000 shares of preferred stock authorized and unissued.

(12)	Commitments and Contingencies

At December 31, 2011, in addition to the $45,165,000 letters of credit secured by investments, Landstar had $33,499,000 of letters of credit outstanding under the Credit Agreement.

In June 2011, Landstar System, Inc. received a Civil Investigative Demand (the “CID”) from the United States Attorney for the Western District of Kentucky issued pursuant to the False Claims Act. The CID requests documents and written interrogatories limited to freight hauled to or from Fort Campbell, Kentucky by certain subsidiaries of the Company and billed to the U.S. government. The Company submitted its response to the CID in August 2011. Since that time, the Company has cooperated fully, and intends to continue to cooperate fully with the U.S. Attorney.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On September 23, 2011, a jury sitting in a state court in Cobb County, Georgia, entered a damage award of approximately $40.2 million (such amount, plus pre-judgment interest and a portion of plaintiffs’ attorney fees in an amount not yet determined are collectively referred to herein as the “Damage Award”) against Landstar Ranger, Inc., Landstar System Holdings, Inc. and Landstar System, Inc. The Damage Award arises out of an accident that occurred in February, 2007, involving a truck owner-operator leased to Landstar Ranger, Inc. Under the terms of the commercial trucking insurance program that Landstar had in place in 2007, Landstar retained liability for up to $5 million with respect to the accident giving rise to the Damage Award. Landstar has third party insurance in place covering all amounts of the Damage Award in excess of such retention, including all related out-of-pocket expenses, such as the costs of an appeal bond, post-judgment interest and attorney fees comprising the Damage Award. The Company recorded a $5 million charge representing its self-insured retention in respect of this accident in the consolidated financial results of the Company in the 2007 first quarter. Accordingly, the Company’s portion of the Damage Award was previously recorded and therefore did not reduce consolidated operating income or net income for the Company’s 2011 fiscal year. Under the terms of the Company’s insurance policies, the Company is the primary obligor of the amount of the Damage Award, and as such, the Company has reported a $40.2 million receivable from the third party insurance providers in other receivables and a corresponding liability of the same amount in insurance claims in the consolidated balance sheets at December 31, 2011. The Company and its insurers intend to appeal the Damage Award. No assurances can be given regarding the outcome of such appeal, including the impact of the Damage Award on the premiums charged by the Company’s third party insurers for commercial trucking insurance.

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

Landstar markets its freight transportation services and supply chain solutions primarily through independent commission sales agents who enter into contractual arrangements with the Company and are responsible for locating freight, making that freight available to Landstar’s capacity providers and coordinating the transportation of the freight with customers and capacity providers. The Company’s third party capacity providers consist of independent contractors who provide truck capacity to the Company under exclusive lease arrangements (the “BCO Independent Contractors”), unrelated trucking companies who provide truck capacity to the Company under non-exclusive contractual arrangements (the “Truck Brokerage Carriers”), air cargo carriers, ocean cargo carriers, railroads and independent warehouse capacity providers (“Warehouse Capacity Owners”). The Company has contracts with Class 1 domestic and Canadian railroads, certain short-line railroads and domestic and international airlines and ocean lines. Through this network of agents and capacity providers linked together by Landstar’s information technology systems, Landstar operates a transportation services and supply chain solutions business primarily throughout North America with revenue of $2.6 billion during the most recently completed fiscal year. The Company reports the results of two operating segments: the transportation logistics segment and the insurance segment.

The transportation logistics segment provides a wide range of transportation services and supply chain solutions. Transportation services offered by the Company include truckload and less-than-truckload transportation, rail intermodal, air cargo, ocean cargo, expedited ground and air delivery of time-critical freight, heavy-haul/specialized, U.S.-Canada and U.S.-Mexico cross-border, project cargo and customs brokerage. Supply chain solutions are based on advanced technology solutions utilizing intellectual property that may be owned by the

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company or licensed from third parties. Such solutions as offered to shippers by the Company may include integrated multi-modal solutions, outsourced logistics, supply chain engineering and warehousing. In the Company’s 2009 fiscal third quarter, the Company acquired LSCSLLC (formerly known as A3 Integration, LLC) and its subsidiaries through A3i Acquisition, an entity which the Company owned 100% of the non-voting, preferred interests and, from the date of acquisition to January 2011, 75% of the voting, common equity interests. In January 2011, the Company purchased the remaining 25% of the voting, common equity interests in A3i Acquisition. In June 2011, the Company merged A3i Acquisition into its parent company, LSCS. Industries serviced by the transportation logistics segment include automotive products, paper, lumber and building products, metals, chemicals, foodstuffs, heavy machinery, retail, electronics, ammunition and explosives and military hardware. In addition, the transportation logistics segment provides transportation services to other transportation companies, including logistics and less-than-truckload service providers. Each of the independent commission sales agents has the opportunity to market all of the services provided by the transportation logistics segment. Freight transportation services are typically charged to customers on a per shipment basis for the physical transportation of freight. Supply chain solution customers are generally charged fees for the services provided.

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

No single customer accounted for more than 10% of consolidated revenue in 2011, 2010 or 2009. Substantially all of the Company’s revenue is generated in North America, primarily through customers located in the United States.

The following tables summarize information about the Company’s reportable business segments as of and for the fiscal years ending December 31, 2011, December 25, 2010 and December 26, 2009 (in thousands):

	Transportation Logistics	Insurance	Total
2011
External revenue	$2,614,739	$34,343	$2,649,082
Internal revenue		27,544	27,544
Investment income		1,705	1,705
Interest and debt expense	3,112		3,112
Depreciation and amortization	25,814		25,814
Operating income	156,354	26,891	183,245
Expenditures on long-lived assets	4,337		4,337
Goodwill	57,470		57,470
Capital lease additions	34,044		34,044
Total assets	647,002	161,447	808,449

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Transportation Logistics	Insurance	Total
2010
External revenue	$2,366,032	$34,138	$2,400,170
Internal revenue		27,535	27,535
Investment income		1,558	1,558
Interest and debt expense	3,623		3,623
Depreciation and amortization	24,804		24,804
Operating income	116,512	23,459	139,971
Expenditures on long-lived assets	27,505		27,505
Goodwill	57,470		57,470
Capital lease additions	14,986		14,986
Total assets	576,334	107,548	683,882
2009
External revenue	$1,972,863	$35,933	$2,008,796
Internal revenue		27,179	27,179
Investment income		1,268	1,268
Interest and debt expense	4,030		4,030
Depreciation and amortization	23,528		23,528
Operating income	88,176	25,566	113,742
Expenditures on long-lived assets	2,715		2,715
Goodwill	57,470		57,470
Capital lease additions	12,284		12,284
Total assets	524,584	124,208	648,792

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Landstar System, Inc.:

We have audited the accompanying consolidated balance sheets of Landstar System, Inc. and subsidiary (the Company) as of December 31, 2011 and December 25, 2010, and the related consolidated statements of income, changes in equity and cash flows for each of the fiscal years ended December 31, 2011, December 25, 2010 and December 26, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Landstar System, Inc. and subsidiary as of December 31, 2011 and December 25, 2010, and the results of their operations and their cash flows for each of the fiscal years ended December 31, 2011, December 25, 2010 and December 26, 2009, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Landstar System, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 24, 2012, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/S/ KPMG LLP

February 24, 2012

Jacksonville, Florida

Certified Public Accountants

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

QUARTERLY FINANCIAL DATA

(Dollars in thousands, except per share amounts)

(Unaudited)

	Fourth Quarter 2011	Third Quarter 2011	Second Quarter 2011	First Quarter 2011
Revenue	$717,522	$684,013	$675,561	$571,986

Operating income	$50,950	$49,533	$48,670	$34,092

Income before income taxes	$50,178	$48,798	$47,893	$33,264
Income taxes	17,546	18,640	18,295	12,707

Net income	$32,632	$30,158	$29,598	$20,557

Less: Net loss attributable to noncontrolling interest	—	—	—	(62)

Net income attributable to Landstar System, Inc. and subsidiary	$32,632	$30,158	$29,598	$20,619

Earnings per common share attributable to Landstar System, Inc. and subsidiary(1)	$0.70	$0.64	$0.62	$0.43

Diluted earnings per share attributable to Landstar System, Inc. and subsidiary(1)	$0.70	$0.64	$0.62	$0.43

Dividends paid per common share	$0.055	$0.055	$0.050	$0.050

	Fourth Quarter 2010	Third Quarter 2010	Second Quarter 2010	First Quarter 2010
Revenue	$587,535	$622,826	$641,721	$548,088

Operating income	$35,808	$35,886	$39,982	$28,295

Income before income taxes	$34,884	$34,851	$39,172	$27,441
Income taxes	11,005	13,315	14,962	10,484

Net income	$23,879	$21,536	$24,210	$16,957

Less: Net loss attributable to noncontrolling interest	(220)	(266)	(227)	(219)

Net income attributable to Landstar System, Inc. and subsidiary	$24,099	$21,802	$24,437	$17,176

Earnings per common share attributable to Landstar System, Inc. and subsidiary(1)	$0.50	$0.44	$0.49	$0.34

Diluted earnings per share attributable to Landstar System, Inc. and subsidiary(1)	$0.50	$0.44	$0.49	$0.34

Dividends paid per common share	$0.050	$0.050	$0.045	$0.045

(1)	Due to the changes in the number of average common shares and common stock equivalents outstanding during the year, the sum of earnings per share amounts for each quarter do not necessarily sum in the aggregate to the earnings per share amounts for the full year.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, an evaluation was carried out, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended). Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2011 to provide reasonable assurance that information required to be disclosed by the Company in reports that it filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

Management, with the participation of the Company’s principal executive and principal financial officers, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. This assessment was performed using the criteria established under the Internal Control-Integrated Framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

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

Based on the assessment performed using the criteria established by COSO, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2011.

KPMG LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2011, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting. Such report appears immediately below.

(b)  Attestation Report of the Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Landstar System, Inc.:

We have audited Landstar System, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Landstar System, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Landstar System, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Landstar System, Inc. and subsidiary as of December 31, 2011 and December 25, 2010, and the related consolidated statements of income, changes in equity, and cash flows for each of the fiscal years ended December 31, 2011, December 25, 2010 and December 26, 2009, and our report dated February 24, 2012, expressed an unqualified opinion on those consolidated financial statements.

/S/ KPMG LLP

February 24, 2012

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

(a)(1) Financial Statements and Supplementary Data

(2) Financial Statement Schedules

Financial statement schedules have been omitted because the required information is included in the consolidated financial statements or the notes thereto, or is not applicable or required.

(3) Exhibits

Exhibit No.	Description
(3)	Articles of Incorporation and By-Laws:
3.1	Restated Certificate of Incorporation of the Company dated March 6, 2006, including Certificate of Designation of Junior Participating Preferred Stock dated February 10, 1993. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (Commission File No. 0-21238))
3.2	The Company’s Bylaws, as amended and restated on February 21, 2011. (Incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 25, 2010 (Commission File No. 0-21238))
(4)	Instruments defining the rights of security holders, including indentures:
4.1	Specimen of Common Stock Certificate. (Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 33-57174))
4.2	Credit Agreement, dated as of June 27, 2008, among LSHI, Landstar, the lenders named therein and JPMorgan Chase Bank, N.A., as administrative agent (including exhibits and schedules thereto). (Incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K filed on July 3, 2008 (Commission File No. 0-21238))
(10)	Material contracts:

Exhibit No.	Description
10.1+	Landstar System, Inc. Executive Incentive Compensation Plan (Incorporated by reference to Exhibit A to the Registrant’s Definitive Proxy Statement filed on April 2, 2007 (Commission File No. 0-21238))
10.2+	Amendment to the Landstar System, Inc. Executive Incentive Compensation Plan, effective as of December 3, 2008 (Incorporated by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 27, 2008 (Commission File No. 0-21238))
10.3+*	Landstar System, Inc. Supplemental Executive Retirement Plan, as amended and restated as of January 1, 2012.
10.4+	Amended and Restated Landstar System, Inc. 2002 Employee Stock Option and Stock Incentive Plan (Incorporated by reference to Exhibit A to the Registrant’s Definitive Proxy Statement filed on March 23, 2009 (Commission File No. 0-21238))
10.5+*	Landstar System, Inc. 2011 Equity Incentive Plan, as amended through November 29, 2011
10.6+	Directors Stock Compensation Plan, as amended and restated as of February 22, 2010 (Incorporated by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 26, 2009 (Commission File No. 0-21238))
10.7+	Form of Indemnification Agreement between the Company and each of the directors and executive officers of the Company. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 27, 2003 (Commission No. 0-21238))
10.8+	Form of Key Executive Employment Protection Agreement between Landstar System, Inc. and each of the Executive Officers of the Company (Incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 30, 2006 (Commission File No. 0-21238))
10.9+	Form of Amendment to Key Executive Employment Protection Agreement between Landstar System, Inc. and each of the Executive Officers of the Company (Incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 27, 2008 (Commission File No. 0-21238))
10.10+	Letter Agreement, dated July 2, 2002 from Jeffrey C. Crowe to Henry H. Gerkens. (Incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 28, 2002 (Commission File No. 0-21238))
10.11+	Letter Agreement, dated January 3, 2012, between Landstar System, Inc. and Henry H. Gerkens (Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on January 3, 2012 (Commission File No. 0-21238))
10.12+	Consulting Services Agreement, dated as of December 18, 2009, between Landstar System, Inc. and Jeffrey C. Crowe (Incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 26, 2009 (Commission File No. 0-21238))
(21)	Subsidiaries of the Registrant:
21.1*	List of Subsidiaries of the Registrant
(23)	Consents of experts and counsel:
23.1*	Consent of KPMG LLP as Independent Registered Public Accounting Firm
(24)	Power of attorney:
24.1*	Powers of Attorney
(31)	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002:
31.1*	Chief Executive Officer certification, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Chief Financial Officer certification, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(32)	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002:

Exhibit No.	Description
32.1**	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document
101.SCH**	XBRL Schema Document
101.CAL**	XBRL Calculation Linkbase Document
101.LAB**	XBRL Labels Linkbase Document
101.PRE**	XBRL Presentation Linkbase Document
101.DEF**	XBRL Definition Linkbase Document

+	management contract or compensatory plan or arrangement
*	Filed herewith.
**	Furnished herewith.

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

Date: February 24, 2012	LANDSTAR SYSTEM, INC.

	By:	/s/ HENRY H. GERKENS
Henry H. Gerkens
Chairman of the Board, President and Chief Executive Officer

	By:	/s/ JAMES B. GATTONI
James B. Gattoni
Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ HENRY H. GERKENS Henry H. Gerkens	Chairman, President and Chief Executive Officer; Principal Executive Officer	February 24, 2012

/s/ JAMES B. GATTONI James B. Gattoni	Vice President and Chief Financial Officer; Principal Accounting Officer	February 24, 2012

* David G. Bannister	Director	February 24, 2012

* Jeffrey C. Crowe	Director	February 24, 2012

* William S. Elston	Director	February 24, 2012

* Michael A. Henning	Director	February 24, 2012

* Diana M. Murphy	Director	February 24, 2012

By:	/s/ MICHAEL K. KNELLER
Michael K. Kneller
Attorney In Fact*