Form 10-Q
period 2012-03-31
LANDSTAR SYSTEM INC
filed 2012-05-10
CIK 853816

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of the close of business on April 23, 2012 was 46,950,802.

Index

PART I – Financial Information
Item 1. Financial Statements (unaudited)

Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011	Page 4

Consolidated Statements of Income for the Thirteen Weeks Ended March 31, 2012 and March 26, 2011	Page 5

Consolidated Statements of Comprehensive Income for the Thirteen Weeks Ended March 31, 2012 and March 26, 2011	Page 6

Consolidated Statements of Cash Flows for the Thirteen Weeks Ended March 31, 2012 and March 26, 2011	Page 7

Consolidated Statement of Changes in Shareholders’ Equity for the Thirteen Weeks Ended March 31, 2012	Page 8

Notes to Consolidated Financial Statements	Page 9

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	Page 14

Item 3. Quantitative and Qualitative Disclosures About Market Risk	Page 21

Item 4. Controls and Procedures	Page 22

PART II – Other Information

Item 1. Legal Proceedings	Page 23

Item 1A. Risk Factors	Page 23

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	Page 23

Item 6. Exhibits	Page 24

Signatures	Page 26
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

The interim consolidated financial statements contained herein reflect all adjustments (all of a normal, recurring nature) which, in the opinion of management, are necessary for a fair statement of the financial condition, results of operations, cash flows and changes in equity for the periods presented. They have been prepared in accordance with Rule 10-01 of Regulation S-X and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the thirteen weeks ended March 31, 2012, are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 29, 2012.

These interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s 2011 Annual Report on Form 10-K.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

(Unaudited)

	March 31, 2012	December 31, 2011

ASSETS
Current Assets
Cash and cash equivalents	$53,614	$80,900
Short-term investments	31,584	27,944
Trade accounts receivable, less allowance of $6,896 and $6,591	377,985	368,377
Other receivables, including advances to independent contractors, less allowance of $5,365 and $5,384	60,241	53,263
Deferred income taxes and other current assets	13,596	21,308

Total current assets	537,020	551,792

Operating property, less accumulated depreciation and amortization of $149,465 and $145,804	144,732	142,146
Goodwill	57,470	57,470
Other assets	72,504	57,041

Total assets	$811,726	$808,449

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Cash overdraft	$22,751	$25,905
Accounts payable	165,851	163,307
Current maturities of long-term debt	15,709	17,212
Insurance claims	72,529	76,624
Other current liabilities	43,497	48,065

Total current liabilities	320,337	331,113

Long-term debt, excluding current maturities	99,524	115,130
Insurance claims	25,047	27,494
Deferred income taxes and other noncurrent liabilities	38,470	34,135

Shareholders’ Equity
Common stock, $0.01 par value, authorized 160,000,000 shares, issued 66,833,233 and 66,602,486 shares	668	666
Additional paid-in capital	168,829	165,712
Retained earnings	971,429	947,156
Cost of 19,882,431 and 19,882,289 shares of common stock in treasury	(813,691)	(813,684)
Accumulated other comprehensive income	1,113	727

Total shareholders’ equity	328,348	300,577

Total liabilities and shareholders’ equity	$811,726	$808,449

See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share amounts)

(Unaudited)

	Thirteen Weeks Ended
	March 31, 2012	March 26, 2011

Revenue	$649,023	$571,986
Investment income	387	528
Costs and expenses:
Purchased transportation	492,922	431,378
Commissions to agents	50,232	44,171
Other operating costs	6,472	7,944
Insurance and claims	11,095	11,266
Selling, general and administrative	38,799	37,264
Depreciation and amortization	6,740	6,399

Total costs and expenses	606,260	538,422

Operating income	43,150	34,092
Interest and debt expense	724	828

Income before income taxes	42,426	33,264
Income taxes	15,579	12,707

Net income	26,847	20,557
Less: Net loss attributable to noncontrolling interest	—	(62)

Net income attributable to Landstar System, Inc. and subsidiary	$26,847	$20,619

Earnings per common share attributable to Landstar System, Inc. and subsidiary	$0.57	$0.43

Diluted earnings per share attributable to Landstar System, Inc. and subsidiary	$0.57	$0.43

Average number of shares outstanding:
Earnings per common share	46,800,000	47,870,000

Diluted earnings per share	47,061,000	47,900,000

Dividends paid per common share	$0.055	$0.050

See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

(Unaudited)

	Thirteen Weeks Ended
	March 31, 2012	March 26, 2011

Net income attributable to Landstar System, Inc. and subsidiary	$26,847	$20,619
Other comprehensive income:
Unrealized holding gains on available-for-sale investments, net of tax expense of $100 and $4	182	7
Foreign currency translation gains	204	206

Other comprehensive income	386	213

Comprehensive income attributable to Landstar System, Inc. and subsidiary	$27,233	$20,832

See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Thirteen Weeks Ended
	March 31, 2012	March 26, 2011

OPERATING ACTIVITIES
Net income	$26,847	$20,557
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of operating property and intangible assets	6,740	6,399
Non-cash interest charges	54	55
Provisions for losses on trade and other accounts receivable	923	1,226
Losses (gains) on sales/disposals of operating property, net	(213)	63
Deferred income taxes, net	5,131	(1,068)
Stock-based compensation	1,525	1,205
Changes in operating assets and liabilities:
Increase in trade and other accounts receivable	(17,509)	(45,364)
Decrease in other assets	3,458	5,870
Increase in accounts payable	2,544	23,407
Increase (decrease) in other liabilities	(3,046)	1,283
Increase (decrease) in insurance claims	(6,542)	2,971

NET CASH PROVIDED BY OPERATING ACTIVITIES	19,912	16,604

INVESTING ACTIVITIES
Sales and maturities of investments	8,912	23,870
Purchases of investments	(26,214)	(20,650)
Purchases of operating property	(1,026)	(1,808)
Proceeds from sales of operating property	1,073	300

NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	(17,255)	1,712

FINANCING ACTIVITIES
Decrease in cash overdraft	(3,154)	(1,470)
Dividends paid	(2,574)	(2,394)
Proceeds from exercises of stock options	723	70
Excess (shortfall) tax effect on stock option exercises	864	(181)
Principal payments on long-term debt and capital lease obligations	(26,006)	(6,023)
Purchase of noncontrolling interest	—	(8,000)

NET CASH USED BY FINANCING ACTIVITIES	(30,147)	(17,998)

Effect of exchange rate changes on cash and cash equivalents	204	206

Increase (decrease) in cash and cash equivalents	(27,286)	524
Cash and cash equivalents at beginning of period	80,900	44,706

Cash and cash equivalents at end of period	$53,614	$45,230

See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

Thirteen Weeks Ended March 31, 2012

(Dollars in thousands)

(Unaudited)

							Accumulated
			Additional Paid-In Capital		Treasury Stock at Cost		Other
	Common Stock			Retained Earnings			Comprehensive
	Shares	Amount			Shares	Amount	Income	Total

Balance December 31, 2011	66,602,486	$666	$165,712	$947,156	19,882,289	$(813,684)	$727	$300,577

Net income				26,847				26,847

Dividends paid ($0.055 per share)				(2,574)				(2,574)

Exercises of stock options and vesting of non-vested stock, including excess tax effect	230,747	2	1,592		142	(7)		1,587

Stock-based compensation			1,525					1,525

Foreign currency translation							204	204

Unrealized gain on available-for-sale investments, net of income taxes							182	182

Balance March 31, 2012	66,833,233	$668	$168,829	$971,429	19,882,431	$(813,691)	$1,113	$328,348

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

In the Company’s 2009 fiscal third quarter, the Company acquired A3 Integration, LLC, now known as Landstar Supply Chain Solutions LLC (“LSCS LLC”), and its subsidiaries through A3i Acquisition LLC, an entity in which the Company owned 100% of the non-voting, preferred interests and, from the date of acquisition to January 2011, 75% of the voting, common equity interests. A subsidiary of the Company purchased the remaining 25% of the voting, common equity interests in A3i Acquisition LLC in January 2011.

(2)	Share-based Payment Arrangements

As of March 31, 2012, the Company had two employee equity incentive plans, the 2002 employee stock option and stock incentive plan (the “ESOSIP”) and the 2011 equity incentive plan (the “2011 EIP”). The Company also has a stock compensation plan for members of its Board of Directors (the “Directors Stock Compensation Plan”). The ESOSIP, 2011 EIP and Directors Stock Compensation Plan are each referred to herein as a “Plan,” and, collectively, as the “Plans.” No further grants can be made under the ESOSIP. Amounts recognized in the financial statements with respect to these Plans are as follows (in thousands):

	Thirteen Weeks Ended
	March 31, 2012	March 26, 2011
Total cost of the Plans during the period	$1,525	$1,205

Amount of related income tax benefit recognized during the period	953	305

Net cost of the Plans during the period	$572	$900

Included in income tax benefits recognized in the thirteen weeks ended March 31, 2012 and March 26, 2011 were income tax benefits of $628,000 and $31,000, respectively, recognized on disqualifying dispositions of the Company’s common stock by employees who obtained the stock through recent exercises of incentive stock options.

As of March 31, 2012, there were 118,959 shares of the Company’s common stock reserved for issuance under the Directors’ Stock Compensation Plan and 7,281,736 shares of the Company’s common stock reserved for issuance in the aggregate under the ESOSIP and 2011 EIP.

Stock Options

The fair value of each option grant on its grant date was calculated using the Black-Scholes option pricing model with the following weighted average assumptions for grants made in the 2012 and 2011 thirteen-week periods:

	2012	2011
Expected volatility	34.0%	35.0%
Expected dividend yield	0.420%	0.450%
Risk-free interest rate	0.90%	1.75%
Expected lives (in years)	4.0	4.0

The Company utilizes historical data, including exercise patterns and employee departure behavior, in estimating the term that options will be outstanding. Expected volatility was based on historical volatility and other factors, such as expected changes in volatility arising from planned changes to the Company’s business, if any. The risk-free interest rate was based on the yield of zero coupon U.S. Treasury bonds for terms that approximated the terms of the options granted. The weighted average grant date fair value of stock options granted during the thirteen-week periods ended March 31, 2012 and March 26, 2011 was $13.97 and $12.05, respectively.

The following table summarizes information regarding the Company’s outstanding stock options under the Plans:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (000s)

Options outstanding at December 31, 2011	2,326,776	$40.11
Granted	327,500	$51.99
Exercised	(817,040)	$39.68
Forfeited	(4,500)	$41.32

Options outstanding at March 31, 2012	1,832,736	$42.42	6.8	$28,048

Options exercisable at March 31, 2012	686,719	$40.33	4.9	$11,944

The total intrinsic value of stock options exercised during the thirteen-week periods ended March 31, 2012 and March 26, 2011 was $11,933,000 and $410,000, respectively.

As of March 31, 2012, there was $11,430,000 of total unrecognized compensation cost related to non-vested stock options granted under the Plans. The unrecognized compensation cost related to these non-vested options is expected to be recognized over a weighted average period of 3.4 years.

Non-vested Restricted Stock

The fair value of each share of non-vested restricted stock issued under the Plans is based on the fair value of a share of the Company’s common stock on the date of grant.

The following table summarizes information regarding the Company’s non-vested restricted stock under the Plans:

	Number of Shares	Weighted Average Grant Date Fair Value

Outstanding at December 31, 2011	40,993	$42.03
Vested	(2,310)	$39.10

Outstanding at March 31, 2012	38,683	$42.21

As of March 31, 2012, there was $1,097,000 of total unrecognized compensation cost related to non-vested shares of restricted stock granted under the Plans. The unrecognized compensation cost related to these non-vested shares of restricted stock is expected to be recognized over a weighted average period of 2.3 years.

Restricted Stock Units

A restricted stock unit (“RSU”) award issued under the 2011 EIP represents a contractual right to receive one share of the Company’s common stock upon achievement of certain performance objectives. RSU awards typically have contractual lives of five years from the date of grant and requirements for continuous employment.

The Company has historically granted stock options and restricted stock as part of its equity incentive plans. On January 2, 2012, the Company granted 113,000 performance related stock awards in the form of RSUs to members of management. The number of RSUs that vest is determined annually, for each year in the five-year period from date of grant, by multiplying the number of RSUs granted by the sum of (a) the average of the percentage change (positive or negative) in operating income and diluted earnings per share as compared to operating income and diluted earnings per share reported in the Company’s 2011 fiscal year, plus (b) 5%, rounded to the nearest whole number, less (c) the number of RSUs previously vested. No dividends are paid on RSUs and RSUs have no voting rights. The fair value of a RSU is determined based on the market value of the Company’s common stock on the date of grant, discounted for lack of marketability for a minimum post-vesting holding requirement. The Company reports compensation expense over the life of the award based on an estimated number of shares that will vest over the life of the award, multiplied by the fair value of an RSU. The closing market price of a share of the Company’s common stock on the grant date was $48.15 as reported on the NASDAQ Global Select Market and the discount rate used for RSU award grants during the thirteen-week period ended March 31, 2012 was 7%.

The Company recognized approximately $200,000 of share-based compensation expense related to RSU awards in the thirteen-week period ended March 31, 2012. As of March 31, 2012, there was $5.2 million of total unrecognized compensation cost related to RSU awards granted under the Plans with an expected average remaining life of approximately 4.8 years. The amount of future compensation expense to be recognized will be determined based on actual future operating results. As of March 31, 2012, 113,000 performance-related RSU awards were outstanding.

(3)	Income Taxes

The provisions for income taxes for the 2012 and 2011 thirteen-week periods were based on an estimated full year combined effective income tax rates of approximately 36.7% and 38.2%, respectively, which was higher than the statutory federal income tax rate primarily as a result of state taxes, the meals and entertainment exclusion and non-deductible stock-based compensation. The decrease in the effective income tax rate in the 2012 thirteen-week period compared to the 2011 thirteen-week period was due to income tax benefits recognized in 2012 upon the disqualifying disposition of the Company’s common stock by employees who obtained the stock through recent exercises of incentive stock options.

(4)	Earnings Per Share

Earnings per common share attributable to Landstar are based on the weighted average number of common shares outstanding, which includes outstanding non-vested restricted stock. Diluted earnings per share attributable to Landstar are based on the weighted average number of common shares outstanding plus the incremental shares that would have been outstanding upon the assumed exercise of all dilutive stock options.

The following table provides a reconciliation of the average number of common shares outstanding used to calculate earnings per share attributable to Landstar to the average number of common shares and common share equivalents outstanding used to calculate diluted earnings per share attributable to Landstar (in thousands):

	Thirteen Weeks Ended
	March 31, 2012	March 26, 2011
Average number of common shares outstanding	46,800	47,870
Incremental shares from assumed exercises of stock options	261	30

Average number of common shares and common share equivalents outstanding	47,061	47,900

For the thirteen-week period ended March 31, 2012, no options outstanding to purchase shares of common stock were excluded from the calculation of diluted earnings per share attributable to Landstar because they were antidilutive. For the thirteen-week period ended March 26, 2011, there were 584,813 options outstanding to purchase shares of common stock excluded from the calculation of diluted earnings per share attributable to Landstar because they were antidilutive. For the thirteen-week period ended March 31, 2012, RSUs were excluded from the calculation of diluted earnings per share attributable to Landstar because the performance metrics requirements for vesting have not been satisfied.

(5)	Additional Cash Flow Information

During the 2012 thirteen-week period, Landstar paid income taxes and interest of $2,748,000 and $728,000, respectively. During the 2011 thirteen-week period, Landstar paid income taxes and interest of $1,269,000 and $838,000, respectively. Landstar acquired operating property by entering into capital leases in the amount of $8,897,000 in the 2012 thirteen-week period. Landstar did not enter into any capital leases in the 2011 thirteen-week period.

(6)	Segment Information

The following table summarizes information about Landstar’s reportable business segments as of and for the thirteen-week periods ended March 31, 2012 and March 26, 2011 (in thousands):

	Thirteen Weeks Ended
	March 31, 2012			March 26, 2011
	Transportation Logistics	Insurance	Total	Transportation Logistics	Insurance	Total

External revenue	$640,252	$8,771	$649,023	$563,467	$8,519	$571,986
Investment income		387	387		528	528
Internal revenue		5,986	5,986		5,865	5,865
Operating income	36,396	6,754	43,150	28,183	5,909	34,092
Expenditures on long-lived assets	1,026		1,026	1,808		1,808
Goodwill	57,470		57,470	57,470		57,470

In the thirteen-week periods ended March 31, 2012 and March 26, 2011, there were no customers who accounted for 10 percent or more of the Company’s revenue.

(7)	Investments

Investments include investment-grade bonds and U.S. Treasury obligations having maturities of up to five years (the “bond portfolio”). Investments in the bond portfolio are reported as available-for-sale and are carried at fair value. Investments maturing less than one year from the balance sheet date are included in short-term investments and investments maturing more than one year from the balance sheet date are included in other assets in the consolidated balance sheets. Management performs an analysis of the nature of the unrealized losses on available-for-sale investments to determine whether such losses are other-than-temporary. Unrealized losses, representing the excess of the purchase price of an investment over its fair value as of the end of a period, considered to be other-than-temporary are to be included as a charge in the statement of income, while unrealized losses considered to be temporary are to be included as a component of shareholders’ equity. Investments whose values are based on quoted market prices in active markets are classified within Level 1. Investments that trade in markets that are not considered to be active, but are valued based on quoted market prices, are classified within Level 2. As Level 2 investments include positions that are not traded in active markets, valuations may be adjusted to reflect illiquidity and/or non-transferability, which are generally based on available market information. Transfers between levels are recognized as of the beginning of the period. Fair value of the bond portfolio was determined using Level 1 inputs related to U.S. Treasury obligations and money market investments and Level 2 inputs related to investment-grade corporate bonds, mortgage-backed securities and direct obligations of government agencies. Unrealized gains, net of unrealized losses, on the investments in the bond portfolio were $1,068,000 and $786,000 at March 31, 2012 and December 31, 2011, respectively.

The amortized cost and fair market values of available-for-sale investments are as follows at March 31, 2012 and December 31, 2011 (in thousands):

		Gross	Gross	Fair
	Amortized Cost	Unrealized Gains	Unrealized Losses	Market Value

March 31, 2012

Money market investments	$551	$—	$—	$551
Mortgage-backed securities	2,934	109	—	3,043
Corporate bonds and direct obligations of government agencies	68,368	1,018	97	69,289
U.S. Treasury obligations	12,996	41	3	13,034

Total	$84,849	$1,168	$100	$85,917

December 31, 2011

Money market investments	$1,989	$—	$—	$1,989
Mortgage-backed securities	3,017	61	18	3,060
Corporate bonds and direct obligations of government agencies	51,014	819	126	51,707
U.S. Treasury obligations	11,682	51	1	11,732

Total	$67,702	$931	$145	$68,488

For those available-for-sale investments with unrealized losses at March 31, 2012 and December 31, 2011, the following table summarizes the duration of the unrealized loss (in thousands):

	Less than 12 months		12 months or longer		Total
	Fair Market Value	Unrealized Loss	Fair Market Value	Unrealized Loss	Fair Market Value	Unrealized Loss
March 31, 2012

Corporate bonds and direct obligations of government agencies	$14,956	$97	$—	$—	$14,956	$97
U.S. Treasury obligations	11,286	3	—	—	11,286	3

Total	$26,242	$100	$—	$—	$26,242	$100

December 31, 2011

Mortgage-backed securities	$468	$18	$—	$—	$468	$18
Corporate bonds and direct obligations of government agencies	6,067	126	—	—	6,067	126
U.S. Treasury obligations	591	1	—	—	591	1

Total	$7,126	$145	$—	$—	$7,126	$145

(8)	Commitments and Contingencies

Short-term investments include $31,584,000 in current maturities of investments held by the Company’s insurance segment at March 31, 2012. These short-term investments together with $18,578,000 of the non-current portion of investments included in other assets at March 31, 2012 provide collateral for the $45,146,000 of letters of credit issued to guarantee payment of insurance claims. As of March 31, 2012, Landstar also had $33,554,000 of letters of credit outstanding under the Company’s Credit Agreement.

Reference is made to the descriptions of certain pending legal proceedings in the Company’s Annual Reports on Form 10-K for the fiscal years ended December 31, 2011, and December 25, 2010. There have been no material developments with respect to any such pending legal proceedings during the fiscal quarter ended March 31, 2012.

In addition to the matters referred to above, the Company is involved in certain other claims and pending litigation arising from the normal conduct of business. Many of these claims are covered in whole or in part by insurance. Based on knowledge of the facts and, in certain cases, opinions of outside counsel, management believes that adequate provisions have been made for probable losses with respect to the resolution of all claims and that the potential of a material loss or material additional loss with respect to any claim in excess of amounts provided is remote.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the attached interim consolidated financial statements and notes thereto, and with the Company’s audited financial statements and notes thereto for the fiscal year ended December 31, 2011 and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 2011 Annual Report on Form 10-K.

FORWARD-LOOKING STATEMENTS

The following is a “safe harbor” statement under the Private Securities Litigation Reform Act of 1995. Statements contained in this document that are not based on historical facts are “forward-looking statements.” This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Form 10-Q contain forward-looking statements, such as statements which relate to Landstar’s business objectives, plans, strategies and expectations. Terms such as “anticipates,” “believes,” “estimates,” “expects,” “plans,” “predicts,” “may,” “should,” “could,” “will,” the negative thereof and similar expressions are intended to identify forward-looking statements. Such statements are by nature subject to uncertainties and risks, including but not limited to: an increase in the frequency or severity of accidents or other claims; unfavorable development of existing accident claims; dependence on third party insurance companies; dependence on independent commission sales agents; dependence on third party capacity providers; decreased demand for transportation services; substantial industry competition; disruptions or failures in our computer systems; dependence on key vendors; changes in fuel taxes; status of independent contractors; regulatory and legislative changes; catastrophic loss of a Company facility; acquired businesses; intellectual property; doing business with the federal government; and other operational, financial or legal risks or uncertainties detailed in Landstar’s Form 10-K for the 2011 fiscal year, described in Item 1A “Risk Factors”, this report or in Landstar’s other Securities and Exchange Commission filings from time to time. These risks and uncertainties could cause actual results or events to differ materially from historical results or those anticipated. Investors should not place undue reliance on such forward-looking statements and the Company undertakes no obligation to publicly update or revise any forward-looking statements.

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

The transportation logistics segment provides a wide range of transportation services and supply chain solutions. Transportation services offered by the Company include truckload and less-than-truckload transportation, rail intermodal, air cargo, ocean cargo, expedited ground and air delivery of time-critical freight, heavy-haul/specialized, U.S.-Canada and U.S.-Mexico cross-border, project cargo and customs brokerage. Supply chain solutions are based on advanced technology solutions utilizing intellectual property that may be owned by the Company or licensed from third parties. Such solutions as offered by the Company may include integrated multi-modal solutions, outsourced logistics, supply chain engineering and warehousing. Industries serviced by the transportation logistics segment include automotive products, paper, lumber and building products, metals, chemicals, foodstuffs, heavy machinery, retail, electronics, ammunition and explosives and military equipment. In addition, the transportation logistics segment provides transportation services to other transportation companies, including logistics and less-than-truckload service providers. Each of the independent commission sales agents has the opportunity to market all of the services provided by the transportation logistics segment. Freight transportation services are typically charged to customers on a per shipment basis for the physical transportation of freight. Supply chain solution customers are generally charged fees for the services provided. Revenue recognized by the transportation logistics segment when providing capacity to customers to haul their freight is referred to herein as “transportation services revenue” and revenue for freight management services recognized on a fee-for-service basis is referred to herein as “transportation management fees.” During the thirteen weeks ended March 31, 2012, transportation services revenue hauled by BCO Independent Contractors, Truck Brokerage Carriers and railroads represented 51%, 42% and 3%, respectively, of the Company’s transportation logistics segment revenue. Collectively, transportation services revenue hauled by air and ocean carriers represented 3% of the Company’s transportation logistics segment revenue in the thirteen-week period ended March 31, 2012. Transportation management fees represented 1% of the Company’s transportation logistics segment revenue in the thirteen-week period ended March 31, 2012.

The insurance segment is comprised of Signature Insurance Company, a wholly owned offshore insurance subsidiary, and Risk Management Claim Services, Inc. This segment provides risk and claims management services to certain of Landstar’s operating subsidiaries. In addition, it reinsures certain risks of the Company’s BCO Independent Contractors and provides certain property and casualty insurance directly to certain of Landstar’s operating subsidiaries. Revenue, representing reinsurance premiums from third party insurance companies that provide insurance programs to BCO Independent Contractors where all or a portion of the risk of loss is borne by the Company, at the insurance segment represented approximately 1% of the Company’s consolidated revenue for the thirteen weeks ended March 31, 2012.

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

While customer demand, which is subject to overall economic conditions, ultimately drives increases or decreases in revenue, the Company primarily relies on its independent commission sales agents to establish customer relationships and generate revenue opportunities. Management’s primary focus with respect to revenue growth is on revenue generated by independent commission sales agents who on an annual basis generate $1 million or more of Landstar revenue (“Million Dollar Agents”). Management believes future revenue growth is primarily dependent on its ability to increase both the revenue generated by Million Dollar Agents and the number of Million Dollar Agents through a combination of recruiting new agents and increasing the revenue opportunities generated by existing independent commission sales agents. During the 2011 fiscal year, 504 independent commission sales agents generated $1 million or more of Landstar revenue and thus qualified as Million Dollar Agents. During the 2011 fiscal year, the average revenue generated by a Million Dollar Agent was $4,778,000 and revenue generated by Million Dollar Agents in the aggregate represented 91% of consolidated Landstar revenue.

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

	Thirteen Weeks Ended
	March 31,	March 26,
	2012	2011

Revenue generated through (in thousands):

BCO Independent Contractors	$329,362	$306,894
Truck Brokerage Carriers	270,842	213,723
Railroads	17,382	16,465
Ocean and air cargo carriers	17,669	21,393
Other (1)	13,768	13,511

	$649,023	$571,986

Number of loads:

BCO Independent Contractors	199,200	192,040
Truck Brokerage Carriers	158,030	135,740
Railroads	7,160	7,260
Ocean and air cargo carriers	3,980	3,780

	368,370	338,820

Revenue per load:

BCO Independent Contractors	$1,653	$1,598
Truck Brokerage Carriers	1,714	1,575
Railroads	2,428	2,268
Ocean and air cargo carriers	4,439	5,660

(1)	Includes premium revenue generated by the insurance segment and warehousing and transportation management fee revenue generated by the transportation logistics segment.

Also critical to the Company’s success is its ability to secure capacity, particularly truck capacity, at rates that allow the Company to profitably transport customers’ freight. The following table summarizes available truck capacity providers:

	March 31, 2012	March 26, 2011

BCO Independent Contractors	7,825	7,697
Truck Brokerage Carriers:
Approved and active (1)	18,946	16,773
Other approved	9,382	9,347

	28,328	26,120

Total available truck capacity providers	36,153	33,817

Number of trucks provided by BCO Independent Contractors	8,350	8,226

(1)	Active refers to Truck Brokerage Carriers who moved at least one load in the 180 days immediately preceding the fiscal quarter end.

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

Purchased transportation represents the amount a BCO Independent Contractor or other third party capacity provider is paid to haul freight. The amount of purchased transportation paid to a BCO Independent Contractor is primarily based on a contractually agreed-upon percentage of revenue generated by the haul. Purchased transportation paid to a Truck Brokerage Carrier is based on either a negotiated rate for each load hauled or a contractually agreed-upon rate. Purchased transportation paid to railroad, air cargo or ocean cargo carriers is based on contractually agreed-upon fixed rates. Purchased transportation as a percentage of revenue for truck brokerage, rail intermodal and ocean cargo services is normally higher than that of BCO Independent Contractor and air cargo services. Purchased transportation is the largest component of costs and expenses and, on a consolidated basis, increases or decreases in proportion to the revenue generated through BCO Independent Contractors and other third party capacity providers, transportation management fees and revenue from the insurance segment. Purchased transportation as a percent of revenue also increases or decreases in relation to the availability of truck brokerage capacity and the price of fuel on revenue hauled by Truck Brokerage Carriers. Purchased transportation costs are recognized upon the completion of freight delivery.

Commissions to agents are based on contractually agreed-upon percentages of revenue or net revenue, defined as revenue less the cost of purchased transportation, or net revenue less a contractually agreed upon percentage of revenue retained by Landstar. Commissions to agents as a percentage of consolidated revenue will vary directly with fluctuations in the percentage of consolidated revenue generated by the various modes of transportation, transportation management fees and revenue from the insurance segment and with changes in net revenue on services provided by Truck Brokerage Carriers and railroad, air cargo and ocean cargo carriers. Commissions to agents are recognized upon the completion of freight delivery.

The Company defines gross profit as revenue less the cost of purchased transportation and commissions to agents. Gross profit divided by revenue is referred to as gross profit margin. The Company’s operating margin is defined as operating income divided by gross profit.

In general, gross profit margin on revenue hauled by BCO Independent Contractors represents a fixed percentage of revenue due to the nature of the contracts that pay a fixed percentage of revenue to both the BCO Independent Contractors and independent commission sales agents. For revenue hauled by Truck Brokerage Carriers, gross profit margin is either fixed or variable as a percent of revenue, depending on the contract with each individual independent commission sales agent. Under certain contracts with independent commission sales agents, the Company retains a fixed percentage of revenue and the agent retains the amount remaining less the cost of purchased transportation (the “retention contracts”). Gross profit margin on revenue hauled by railroads, air cargo carriers, ocean cargo carriers and Truck Brokerage Carriers, other than those under retention contracts, is variable in nature as the Company’s contracts with independent commission sales agents provide commissions to agents at a contractually agreed upon percentage of net revenue for these types of loads. Approximately 63% of the Company’s revenue in the thirteen-week period ended March 31, 2012 had a fixed gross profit margin.

Maintenance costs for Company-provided trailing equipment, BCO Independent Contractor recruiting costs and the provision for uncollectible advances and other receivables due from BCO Independent Contractors and independent commission sales agents are the largest components of other operating costs.

Potential liability associated with accidents in the trucking industry is severe and occurrences are unpredictable. For commercial trucking claims, Landstar retains liability up to $5,000,000 per occurrence. The Company also retains liability for each general liability claim up to $1,000,000, $250,000 for each workers’ compensation claim and up to $250,000 for each cargo claim. The Company’s exposure to liability associated with accidents incurred by Truck Brokerage Carriers, railroads and air cargo and ocean cargo carriers who transport freight on behalf of the Company is reduced by various factors including the extent to which such carriers maintain their own insurance coverage. A material increase in the frequency or severity of accidents, cargo claims or workers’ compensation claims or the unfavorable development of existing claims could have a materially adverse effect on Landstar’s cost of insurance and claims and its results of operations.

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

The following table sets forth the percentage relationship of purchased transportation and commissions to agents, both being direct costs, to revenue and indirect costs as a percentage of gross profit for the periods indicated:

	Thirteen Weeks Ended
	March 31, 2012	March 26, 2011

Revenue	100.0%	100.0%

Purchased transportation	75.9	75.4
Commissions to agents	7.7	7.7

Gross profit margin	16.3%	16.9%

Gross profit	100.0%	100.0%
Investment income	0.4	0.5
Indirect costs and expenses:
Other operating costs	6.1	8.2
Insurance and claims	10.5	11.7
Selling, general and administrative	36.6	38.6
Depreciation and amortization	6.4	6.6

Total costs and expenses	59.6	65.1

Operating margin	40.8%	35.4%

THIRTEEN WEEKS ENDED MARCH 31, 2012 COMPARED TO THIRTEEN WEEKS ENDED MARCH 26, 2011

Revenue for the 2012 thirteen-week period was $649,023,000, an increase of $77,037,000, or 13%, compared to the 2011 thirteen-week period. Revenue increased $76,785,000, or 14%, at the transportation logistics segment. The increase in revenue at the transportation logistics segment was primarily attributable to a 9% increase in the number of loads hauled and an increased revenue per load of approximately 5%. Included in the 2012 and 2011 thirteen-week periods was $4,896,000 and $4,823,000, respectively, of transportation management fee revenue. Revenue at the insurance segment, representing reinsurance premiums from third party insurance companies that provide insurance programs to BCO Independent Contractors where all or a portion of the risk of loss is borne by the Company, was $8,771,000 and $8,519,000 for the 2012 and 2011 thirteen-week periods, respectively.

Truck transportation revenue hauled by BCO Independent Contractors and Truck Brokerage Carriers (together the “third-party truck capacity providers”) for the thirteen-week period ended March 31, 2012, which represented 92% of total revenue, was $600,204,000, an increase of $79,587,000, or 15%, compared to the 2011 thirteen-week period. The number of loads hauled by third-party truck capacity providers in the 2012 thirteen-week period increased 9% compared to the 2011 thirteen-week period, and revenue per load for third-party truck capacity providers increased 6% compared to the 2011 thirteen-week period. The increase in the number of loads hauled by third-party truck capacity providers was primarily attributable to increased demand, primarily as it relates to truckload services utilizing unsided/platform trailing equipment. The increase in revenue per load on revenue hauled by third-party truck capacity providers was primarily attributable to an increase in the percentage of revenue hauled on unsided/platform equipment, which has a higher revenue per load, and an increased revenue per load on revenue hauled using unsided/platform equipment, due to tighter truck capacity. Fuel surcharges on Truck Brokerage Carrier revenue identified separately in billings to customers and included as a component of Truck Brokerage Carrier revenue were $25,441,000 and $19,308,000 in the 2012 and 2011 periods, respectively. Fuel surcharges billed to customers on revenue hauled by BCO Independent Contractors are excluded from revenue.

Transportation revenue hauled by railroad, air cargo and ocean cargo carriers (together the “multimode capacity providers”) for the thirteen-week period ended March 31, 2012, which represented 5% of total revenue, was $35,051,000, a decrease of $2,807,000, or 7%, compared to the 2011 thirteen-week period. The number of loads hauled by multimode capacity providers in the 2012 thirteen-week period increased 1% compared to the 2011 thirteen-week period, while revenue per load for the multimode capacity providers decreased 8% over the same period. The decrease in revenue per load on revenue hauled by multimode capacity providers is influenced by many factors including the mode of transportation used, length of haul, complexity of freight, density of freight lanes, fuel costs and availability of capacity.

Purchased transportation was 75.9% and 75.4% of revenue in the 2012 and 2011 thirteen-week periods, respectively. The increase in purchased transportation as a percentage of revenue was primarily attributable to an increase in the percentage of revenue hauled by Truck Brokerage Carriers, which has a higher rate of purchased transportation. Commissions to agents were 7.7% of revenue in both the 2012 and 2011 periods.

Investment income at the insurance segment was $387,000 and $528,000 in the 2012 and 2011 thirteen-week periods, respectively. The decrease in investment income was primarily due to a lower average rate of return on investments held by the insurance segment in the 2012 period.

Other operating costs were 6.1% and 8.2% of gross profit in the 2012 and 2011 thirteen-week periods, respectively. The decrease in other operating costs as a percentage of gross profit was primarily attributable to the effect of increased gross profit and decreased trailing equipment maintenance costs. Insurance and claims were 10.5% of gross profit in the 2012 period and 11.7% of gross profit in the 2011 period. The decrease in insurance and claims as a percentage of gross profit was primarily due to the effect of an increase in the percent of gross profit contributed from revenue hauled by Truck Brokerage Carriers in the 2012 period, which has a lower claims risk profile.

Selling, general and administrative costs were 36.6% of gross profit in the 2012 period and 38.6% of gross profit in the 2011 period. The decrease in selling, general and administrative costs as a percentage of gross profit was primarily attributable to the effect of increased gross profit, partially offset by an increase in the provision for bonuses under the Company’s incentive compensation plans. Depreciation and amortization was 6.4% of gross profit in the 2012 period compared with 6.6% in the 2011 period. The decrease in depreciation and amortization as a percentage of gross profit was primarily due to the effect of increased gross profit in the 2012 period.

The provisions for income taxes for the 2012 and 2011 thirteen-week periods were based on an estimated full year combined effective income tax rates of approximately 36.7% and 38.2%, respectively, which were higher than the statutory federal income tax rate primarily as a result of state taxes, the meals and entertainment exclusion and non-deductible stock compensation expense. The decrease in the effective income tax rate in the 2012 thirteen-week period compared to the 2011 thirteen-week period was due to income tax benefits recognized upon the disqualifying disposition of the Company’s common stock by employees who obtained the stock through recent exercises of incentive stock options.

Net income attributable to the Company was $26,847,000, or $0.57 per common share ($0.57 per diluted share), in the 2012 thirteen-week period. Net income attributable to the Company was $20,619,000, or $0.43 per common share ($0.43 per diluted share), in the 2011 thirteen-week period.

CAPITAL RESOURCES AND LIQUIDITY

Working capital and the ratio of current assets to current liabilities were $216,683,000 and 1.7 to 1, respectively, at March 31, 2012, compared with $220,679,000 and 1.7 to 1, respectively, at December 31, 2011. Landstar has historically operated with current ratios within the range of 1.5 to 1 to 2.0 to 1. Cash provided by operating activities was $19,912,000 in the 2012 thirteen-week period compared with $16,604,000 in the 2011 thirteen-week period. The increase in cash flow provided by operating activities was primarily attributable to the timing of collections of trade receivables.

The Company paid $0.055 per share, or $2,574,000, and $0.050 per share, or $2,394,000, in cash dividends during the thirteen-week periods ended March 31, 2012 and March 26, 2011, respectively. It is the intention of the Board of Directors to continue to pay a quarterly dividend. As of March 31, 2012, the Company may purchase up to an additional 516,551 shares of its common stock under its authorized stock purchase program. Long-term debt, including current maturities, was $115,233,000 at March 31, 2012, $17,109,000 lower than at December 31, 2011.

Equity was $328,348,000, or 74% of total capitalization (defined as long-term debt including current maturities plus equity), at March 31, 2012, compared to $300,577,000, or 69% of total capitalization, at December 31, 2011. The increase in equity was primarily a result of net income and the effect of the exercises of stock options during the period, partially offset by dividends paid by the Company.

On June 27, 2008, Landstar entered into a credit agreement with a syndicate of banks and JPMorgan Chase Bank, N.A., as administrative agent (the “Credit Agreement”). The Credit Agreement, which expires on June 27, 2013, provides $225,000,000 of borrowing capacity in the form of a revolving credit facility, $75,000,000 of which may be utilized in the form of letter of credit guarantees.

The Credit Agreement contains a number of covenants that limit, among other things, the incurrence of additional indebtedness. The Company is required to, among other things, maintain a minimum Fixed Charge Coverage Ratio, as defined in the Credit Agreement, and maintain a Leverage Ratio, as defined in the Credit Agreement, below a specified maximum. The Credit Agreement provides for a restriction on cash dividends and other distributions to stockholders on the Company’s capital stock to the extent there is a default under the Credit Agreement. In addition, the Credit Agreement under certain circumstances limits the amount of such cash dividends and other distributions to stockholders in the event that, after giving effect to any payment made to effect such cash dividend or other distribution, the Leverage Ratio (as defined in the Credit Agreement) would exceed 2.5 to 1 on a pro forma basis as of the end of the Company’s most recently completed fiscal quarter. The Credit Agreement provides for an event of default in the event that, among other things, a person or group acquires 25% or more of the outstanding capital stock of the Company or obtains power to elect a majority of the Company’s directors. None of these covenants are presently considered by management to be materially restrictive to the Company’s operations, capital resources or liquidity. The Company is currently in compliance with all of the debt covenants under the Credit Agreement.

At March 31, 2012, the Company had $60,000,000 in borrowings outstanding and $33,554,000 of letters of credit outstanding under the Credit Agreement. At March 31, 2012, there was $131,446,000 available for future borrowings under the Credit Agreement. In addition, the Company has $45,146,000 in letters of credit outstanding as collateral for insurance claims that are secured by investments and cash equivalents totaling $50,162,000 at March 31, 2012. Investments, all of which are carried at fair value, include primarily investment-grade bonds and U.S. Treasury obligations having maturities of up to five years. Fair value of investments is based primarily on quoted market prices. See Notes to Consolidated Financial Statements for further discussion on measurement of fair value of investments.

Historically, the Company has generated sufficient operating cash flow to meet its debt service requirements, fund continued growth, both internal and through acquisitions, complete or execute share purchases of its common stock under authorized share purchase programs, pay dividends and meet working capital needs. As a non-asset based provider of transportation services and supply chain solutions, the Company’s annual capital requirements for operating property are generally for trailing equipment and information technology hardware and software. In addition, a significant portion of the trailing equipment used by the Company is provided by third party capacity providers, thereby reducing the Company’s capital requirements. During the 2012 thirteen-week period, the Company purchased $1,026,000 of operating property and acquired $8,897,000 of trailing equipment by entering into capital leases. Landstar anticipates acquiring approximately $47,000,000 in operating property, primarily new trailing equipment to replace older trailing equipment and information technology equipment, during the remainder of fiscal year 2012 either by purchase or lease financing.

Management believes that cash flow from operations combined with the Company’s borrowing capacity under the Credit Agreement will be adequate to meet Landstar’s debt service requirements, fund continued growth, both internal and through acquisitions, pay dividends, complete the authorized share purchase program and meet working capital needs.

LEGAL MATTERS

Reference is made to the descriptions of certain pending legal proceedings in the Company’s Annual Reports on Form 10-K for the fiscal years ended December 31, 2011, and December 25, 2010. There have been no material developments with respect to any such pending legal proceedings during the fiscal quarter ended March 31, 2012.

In addition to the matters referred to above, the Company is involved in certain other claims and pending litigation arising from the normal conduct of business. Many of these claims are covered in whole or in part by insurance. Based on knowledge of the facts and, in certain cases, opinions of outside counsel, management believes that adequate provisions have been made for probable losses with respect to the resolution of all claims and that the potential of a material loss or material additional loss with respect to any claim in excess of amounts provided is remote.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The allowance for doubtful accounts for both trade and other receivables represents management’s estimate of the amount of outstanding receivables that will not be collected. Historically, management’s estimates for uncollectible receivables have been materially correct. Although management believes the amount of the allowance for both trade and other receivables at March 31, 2012 is appropriate, a prolonged period of low or no economic growth may adversely affect the collection of these receivables. In addition, liquidity concerns and/or unanticipated bankruptcy proceedings at any of the Company’s larger customers in which the Company is carrying a significant receivable could result in an increase in the provision for uncollectible receivables and have a significant impact on the Company’s results of operations in a given quarter or year. However, it is not expected that an uncollectible accounts receivable resulting from an individual customer would have a significant impact on the Company’s financial position. Conversely, a more robust economic environment or the recovery of a previously provided for uncollectible receivable from an individual customer may result in the realization of some portion of the estimated uncollectible receivables.

Landstar provides for the estimated costs of self-insured claims primarily on an actuarial basis. The amount recorded for the estimated liability for claims incurred is based upon the facts and circumstances known on the applicable balance sheet date. The ultimate resolution of these claims may be for an amount greater or less than the amount estimated by management. The Company continually revises its existing claim estimates as new or revised information becomes available on the status of each claim. Historically, the Company has experienced both favorable and unfavorable development of prior years’ claims estimates. During the 2012 and 2011 thirteen-week periods, insurance and claims costs included $754,000 and $722,000, respectively, of unfavorable adjustments to prior years’ claims estimates. It is reasonably likely that the ultimate outcome of settling all outstanding claims will be more or less than the estimated claims reserve at March 31, 2012.

The Company utilizes certain income tax planning strategies to reduce its overall cost of income taxes. If the Company were to be subject to an audit, it is possible that certain strategies might be disallowed resulting in an increased liability for income taxes. Certain of these tax planning strategies result in a level of uncertainty as to whether the related tax positions taken by the Company would result in a recognizable benefit. The Company has provided for its estimated exposure attributable to such tax positions due to the corresponding level of uncertainty with respect to the amount of income tax benefit that may ultimately be realized. Management believes that the provision for liabilities resulting from the uncertainty in certain income tax positions is appropriate. To date, the Company has not experienced an examination by governmental revenue authorities that would lead management to believe that the Company’s past provisions for exposures related to the uncertainty of such income tax positions are not appropriate.

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

Significant variances from management’s estimates for the amount of uncollectible receivables, the ultimate resolution of self-insured claims, the provision for uncertainty in income tax positions and impairment of goodwill could each be expected to positively or negatively affect Landstar’s earnings in a given quarter or year. However, management believes that the ultimate resolution of these items, given a range of reasonably likely outcomes, will not significantly affect the long-term financial condition of Landstar or its ability to fund its continuing operations.

EFFECTS OF INFLATION

Management does not believe inflation has had a material impact on the results of operations or financial condition of Landstar in the past five years. However, inflation in excess of historic trends could have an adverse effect on the Company’s results of operations.

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

Borrowings under the Credit Agreement bear interest at rates equal to, at the option of the Company, either (i) the greater of (a) the prime rate as publicly announced from time to time by JPMorgan Chase Bank, N.A. and (b) the federal funds effective rate plus .5%, or, (ii) the rate at the time offered to JPMorgan Chase Bank, N.A. in the Eurodollar market for amounts and periods comparable to the relevant loan plus, in either case, a margin that is determined based on the level of the Company’s Leverage Ratio, as defined in the Credit Agreement. As of March 31, 2012 and December 31, 2011, the weighted average interest rate on borrowings outstanding was 1.13% and 1.15%, respectively. During the first quarter of 2012, the average outstanding balance under the Credit Agreement was approximately $67,136,000. Assuming that debt levels on the Credit Agreement remain at $60,000,000, the balance at March 31, 2012, a hypothetical increase of 100 basis points in current rates provided for under the Credit Agreement is estimated to result in an increase in interest expense of $600,000 on an annualized basis. Based on the borrowing rates in the Credit Agreement and the repayment terms, the fair value of the outstanding borrowings as of March 31, 2012 was estimated to approximate carrying value.

Long-term investments, all of which are available-for-sale and are carried at fair value, include primarily investment-grade bonds and U.S. Treasury obligations having maturities of up to five years. Assuming that the long-term portion of investments remains at $54,333,000, the balance at March 31, 2012, a hypothetical increase or decrease in interest rates of 100 basis points would not have a material impact on future earnings on an annualized basis. Short-term investments consist of short-term investment-grade instruments and the current maturities of investment-grade corporate bonds and U.S. Treasury obligations. Accordingly, any future interest rate risk on these short-term investments would not be material.

Assets and liabilities of the Company’s Canadian operations are translated from their functional currency to U.S. dollars using exchange rates in effect at the balance sheet date and revenue and expense accounts are translated at average monthly exchange rates during the period. Adjustments resulting from the translation process are included in accumulated other comprehensive income. Transactional gains and losses arising from receivable and payable balances, including intercompany balances, in the normal course of business that are denominated in a currency other than the functional currency of the operation are recorded in the statements of income when they occur. The net assets held at the Company’s Canadian subsidiary at March 31, 2012 were, as translated to U.S. dollars, less than 1% of total consolidated net assets. Accordingly, any translation gain or loss related to the Canadian operation would not be material.

Item 4.	Controls and Procedures

As of the end of the period covered by this quarterly report on Form 10-Q, an evaluation was carried out, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended). Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2012 to provide reasonable assurance that information required to be disclosed by the Company in reports that it filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There were no significant changes in the Company’s internal controls over financial reporting during the Company’s fiscal quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

In designing and evaluating controls and procedures, Company management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Because of the inherent limitation in any control system, no evaluation or implementation of a control system can provide complete assurance that all control issues and all possible instances of fraud have been or will be detected.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

Reference is made to the descriptions of certain pending legal proceedings in the Company’s Annual Reports on Form 10-K for the fiscal years ended December 31, 2011, and December 25, 2010. There have been no material developments with respect to any such pending legal proceedings during the fiscal quarter ended March 31, 2012.

In addition to the matters referred to above, the Company is involved in certain other claims and pending litigation arising from the normal conduct of business. Many of these claims are covered in whole or in part by insurance. Based on knowledge of the facts and, in certain cases, opinions of outside counsel, management believes that adequate provisions have been made for probable losses with respect to the resolution of all claims and that the potential of a material loss or material additional loss with respect to any claim in excess of amounts provided is remote.

Item 1A.	Risk Factors

For a discussion identifying risk factors and other important factors that could cause actual results to differ materially from those anticipated, see the discussions under Part I, Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Notes to Consolidated Financial Statements” in this Quarterly Report on Form 10-Q.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Company

The Company did not purchase any shares of its common stock during the period from January 1, 2012 to March 31, 2012, the Company’s first fiscal quarter. On August 16, 2011, Landstar System, Inc. announced that it had been authorized by its Board of Directors to purchase up to 1,000,000 shares of its common stock from time to time in the open market and in privately negotiated transactions. As of March 31, 2012, the Company may purchase 516,551 shares of its common stock under this authorization. No specific expiration date has been assigned to the August 16, 2011 authorization.

During the thirteen-week period ended March 31, 2012, Landstar paid dividends as follows:

Dividend Amount per Share	Declaration Date	Record Date	Payment Date

$0.055	January 25, 2012	February 20, 2012	March 16, 2012

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

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

The exhibits listed on the Exhibit Index are furnished as part of this quarterly report on Form 10-Q.

EXHIBIT INDEX

Registrant’s Commission File No.: 0-21238

Exhibit No.	Description

(31)	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002:

31.1 *	Chief Executive Officer certification, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Chief Financial Officer certification, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002:

32.1 **	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 **	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Schema Document

101.CAL**	XBRL Calculation Linkbase Document

101.LAB**	XBRL Labels Linkbase Document

101.PRE**	XBRL Presentation Linkbase Document

101.DEF**	XBRL Definition Linkbase Document

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LANDSTAR SYSTEM, INC.

Date: May 10, 2012	/s/ Henry H. Gerkens
Henry H. Gerkens
Chairman, President and Chief Executive Officer

Date: May 10, 2012	/s/ James B. Gattoni
James B. Gattoni
Vice President and Chief Financial Officer