Form 10-Q
period 2012-06-30
LANDSTAR SYSTEM INC
filed 2012-08-03
CIK 853816

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of the close of business on July 23, 2012 was 46,649,010.

Index

PART I – Financial Information

Item 1. Financial Statements (unaudited)

Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011	Page 4

Consolidated Statements of Income for the Twenty Six and Thirteen Weeks Ended June 30, 2012 and June 25, 2011	Page 5

Consolidated Statements of Comprehensive Income for the Twenty Six and Thirteen Weeks Ended June 30, 2012 and June 25, 2011	Page 6

Consolidated Statements of Cash Flows for the Twenty Six Weeks Ended June 30, 2012 and June 25, 2011	Page 7

Consolidated Statement of Changes in Shareholders’ Equity for the Twenty Six Weeks Ended June 30, 2012	Page 8

Notes to Consolidated Financial Statements	Page 9

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	Page 14

Item 3. Quantitative and Qualitative Disclosures About Market Risk	Page 23

Item 4. Controls and Procedures	Page 24

PART II – Other Information

Item 1. Legal Proceedings	Page 24

Item 1A. Risk Factors	Page 24

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	Page 25

Item 6. Exhibits	Page 26

Signatures	Page 27
EX – 31.1 Section 302 CEO Certification
EX – 31.2 Section 302 CFO Certification
EX – 32.1 Section 906 CEO Certification
EX – 32.2 Section 906 CFO Certification

EX – 101 Instance Document

EX – 101 Schema Document

EX – 101 Calculation Linkbase Document

EX – 101 Labels Linkbase Document

EX – 101 Presentation Linkbase Document

EX – 101 Definition Linkbase Document

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The interim consolidated financial statements contained herein reflect all adjustments (all of a normal, recurring nature) which, in the opinion of management, are necessary for a fair statement of the financial condition, results of operations, cash flows and changes in equity for the periods presented. They have been prepared in accordance with Rule 10-01 of Regulation S-X and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the twenty six weeks ended June 30, 2012, are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 29, 2012.

These interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s 2011 Annual Report on Form 10-K.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

(Unaudited)

	June 30, 2012	December 31, 2011
ASSETS
Current Assets
Cash and cash equivalents	$64,395	$80,900
Short-term investments	36,601	27,944
Trade accounts receivable, less allowance of $7,379 and $6,591	423,059	368,377
Other receivables, including advances to independent contractors, less allowance of $4,727 and $5,384	54,938	53,263
Deferred income taxes and other current assets	23,089	21,308

Total current assets	602,082	551,792

Operating property, less accumulated depreciation and amortization of $150,687 and $145,804	152,059	142,146
Goodwill	57,470	57,470
Other assets	71,687	57,041

Total assets	$883,298	$808,449

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Cash overdraft	$24,072	$25,905
Accounts payable	203,919	163,307
Current maturities of long-term debt	16,937	17,212
Insurance claims	69,156	76,624
Other current liabilities	46,984	48,065

Total current liabilities	361,068	331,113

Long-term debt, excluding current maturities	108,617	115,130
Insurance claims	25,297	27,494
Deferred income taxes and other noncurrent liabilities	40,557	34,135

Shareholders’ Equity
Common stock, $0.01 par value, authorized 160,000,000 shares, issued 66,851,672 and 66,602,486 shares	669	666
Additional paid-in capital	170,921	165,712
Retained earnings	1,004,701	947,156
Cost of 20,202,662 and 19,882,289 shares of common stock in treasury	(829,443)	(813,684)
Accumulated other comprehensive income	911	727

Total shareholders’ equity	347,759	300,577

Total liabilities and shareholders’ equity	$883,298	$808,449

See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share amounts)

(Unaudited)

	Twenty Six Weeks Ended		Thirteen Weeks Ended
	June 30, 2012	June 25, 2011	June 30, 2012	June 25, 2011
Revenue	$1,384,996	$1,247,547	$735,973	$675,561
Investment income	792	921	405	393
Costs and expenses:
Purchased transportation	1,055,703	941,360	562,781	509,982
Commissions to agents	106,692	98,175	56,460	54,004
Other operating costs	11,188	15,623	4,716	7,679
Insurance and claims	20,401	24,715	9,306	13,449
Selling, general and administrative	76,461	73,046	37,662	35,782
Depreciation and amortization	13,404	12,787	6,664	6,388

Total costs and expenses	1,283,849	1,165,706	677,589	627,284

Operating income	101,939	82,762	58,789	48,670
Interest and debt expense	1,494	1,605	770	777

Income before income taxes	100,445	81,157	58,019	47,893
Income taxes	37,743	31,002	22,164	18,295

Net income	62,702	50,155	35,855	29,598
Less: Net loss attributable to noncontrolling interest	—	(62)	—	—

Net income attributable to Landstar System, Inc. and subsidiary	$62,702	$50,217	$35,855	$29,598

Earnings per common share attributable to Landstar System, Inc. and subsidiary	$1.34	$1.05	$0.76	$0.62

Diluted earnings per share attributable to Landstar System, Inc. and subsidiary	$1.33	$1.05	$0.76	$0.62

Average number of shares outstanding:
Earnings per common share	46,856,000	47,826,000	46,915,000	47,782,000

Diluted earnings per share	47,083,000	47,907,000	47,104,000	47,912,000

Dividends paid per common share	$0.110	$0.100	$0.055	$0.050

See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

(Unaudited)

	Twenty Six Weeks Ended		Thirteen Weeks Ended
	June 30, 2012	June 25, 2011	June 30, 2012	June 25, 2011
Net income attributable to Landstar System, Inc. and subsidiary	$62,702	$50,217	$35,855	$29,598
Other comprehensive income:
Unrealized holding gains on available-for-sale investments, net of tax expense of $137, $161, $37 and $157	248	293	66	286
Foreign currency translation gains (losses)	(64)	213	(268)	7

Other comprehensive income	184	506	(202)	293

Comprehensive income attributable to Landstar System, Inc. and subsidiary	$62,886	$50,723	$35,653	$29,891

See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Twenty Six Weeks Ended
	June 30, 2012	June 25, 2011
OPERATING ACTIVITIES
Net income	$62,702	$50,155
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of operating property and intangible assets	13,404	12,787
Non-cash interest charges	109	109
Provisions for losses on trade and other accounts receivable	1,830	2,862
Losses (gains) on sales/disposals of operating property	(2,008)	106
Deferred income taxes, net	6,901	(3,715)
Stock-based compensation	3,186	2,473
Changes in operating assets and liabilities:
Increase in trade and other accounts receivable	(58,187)	(82,602)
Decrease (increase) in other assets	(4,619)	101
Increase in accounts payable	40,612	38,028
Increase (decrease) in other liabilities	545	(869)
Increase (decrease) in insurance claims	(9,665)	4,032

NET CASH PROVIDED BY OPERATING ACTIVITIES	54,810	23,467

INVESTING ACTIVITIES
Sales and maturities of investments	13,277	44,822
Purchases of investments	(36,233)	(39,441)
Purchases of operating property	(2,982)	(2,829)
Proceeds from sales of operating property	6,250	729

NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	(19,688)	3,281

FINANCING ACTIVITIES
Increase (decrease) in cash overdraft	(1,833)	1,470
Dividends paid	(5,157)	(4,788)
Proceeds from exercises of stock options	1,133	555
Excess (shortfall) tax effect on stock option exercises	886	(122)
Borrowings on revolving credit facility	60,000	—
Purchases of common stock	(15,752)	(9,266)
Principal payments on long-term debt and capital lease obligations	(90,840)	(11,972)
Purchase of noncontrolling interest	—	(8,000)

NET CASH USED BY FINANCING ACTIVITIES	(51,563)	(32,123)

Effect of exchange rate changes on cash and cash equivalents	(64)	213

Decrease in cash and cash equivalents	(16,505)	(5,162)
Cash and cash equivalents at beginning of period	80,900	44,706

Cash and cash equivalents at end of period	$64,395	$39,544

See accompanying notes to consolidated financial statements

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

Twenty Six Weeks Ended June 30, 2012

(Dollars in thousands)

(Unaudited)

	Common Stock		Additional Paid-In	Retained	Treasury Stock at Cost		Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	Income (Loss)	Total
Balance December 31, 2011	66,602,486	$666	$165,712	$947,156	19,882,289	$(813,684)	$727	$300,577

Net income				62,702				62,702

Dividends paid ($0.11 per share)				(5,157)				(5,157)

Purchases of common stock					315,600	(15,752)		(15,752)

Exercises of stock options and forfeitures and vesting of non-vested stock, including excess tax effect	249,186	3	2,023		4,773	(7)		2,019

Stock-based compensation			3,186					3,186

Foreign currency translation							(64)	(64)

Unrealized gain on available-for-sale investments, net of income taxes							248	248

Balance June 30, 2012	66,851,672	$669	$170,921	$1,004,701	20,202,662	$(829,443)	$911	$347,759

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

(2)	Debt

On June 29, 2012, Landstar entered into a credit agreement with a syndicate of banks and JPMorgan Chase Bank, N.A., as administrative agent (the “Credit Agreement”). The Credit Agreement, which matures on June 29, 2017, provides $225,000,000 of borrowing capacity in the form of a revolving credit facility, $75,000,000 of which may be utilized in the form of letter of credit guarantees. The initial borrowing of $60,000,000 under the Credit Agreement has been used to refinance $60,000,000 of outstanding borrowings under the prior credit agreement, which has been terminated. The initial borrowings under the Credit Agreement bear interest at the rate of 1.50%. Borrowings under the Credit Agreement are unsecured, however, all but two of the Company’s subsidiaries guarantee the obligations under the Credit Agreement. All amounts outstanding under the Credit Agreement are payable on June 29, 2017, the maturity date of the Credit Agreement.

Depending upon the specific type of borrowing, borrowings under the Credit Agreement bear interest based on either (a) the prime rate, (b) the federal funds effective rate, (c) the rate at the time offered to JPMorgan Chase Bank, N.A. in the Eurodollar market or (d) the London Interbank Offered Rate, plus a margin that is determined based on the level of the Company’s Leverage Ratio, as defined in the Credit Agreement. The unused portion of the revolving credit facility under the Credit Agreement carries a commitment fee determined based on the level of the Leverage Ratio. The commitment fee for the unused portion of the revolving credit facility under the Credit Agreement ranges from .15% to .35%, based on achieving certain levels of the Leverage Ratio. As of June 29, 2012, the weighted average interest rate on borrowings outstanding was 1.50%.

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

(3)	Share-based Payment Arrangements

As of June 30, 2012, the Company had two employee equity incentive plans, the 2002 employee stock option and stock incentive plan (the “ESOSIP”) and the 2011 equity incentive plan (the “2011 EIP”). The Company also has a stock compensation plan for members of its Board of Directors (the “Directors Stock Compensation Plan”). The ESOSIP, 2011 EIP and Directors Stock Compensation Plan are each referred to herein as a “Plan,” and, collectively, as the “Plans.” No further grants can be made under the ESOSIP. Amounts recognized in the financial statements with respect to these Plans are as follows (in thousands):

	Twenty Six Weeks Ended		Thirteen Weeks Ended
	June 30, 2012	June 25, 2011	June 30, 2012	June 25, 2011
Total cost of the Plans during the period	$3,186	$2,473	$1,661	$1,268

Amount of related income tax benefit recognized during the period	1,332	638	379	333

Net cost of the Plans during the period	$1,854	$1,835	$1,282	$935

Included in income tax benefits recognized in the twenty-six-week periods ended June 30, 2012 and June 25, 2011 were income tax benefits of $745,000 and $77,000, respectively, recognized on disqualifying dispositions of the Company’s common stock by employees who obtained the stock through recent exercises of incentive stock options.

As of June 30, 2012, there were 114,808 shares of the Company’s common stock reserved for issuance under the Directors’ Stock Compensation Plan and 7,270,107 shares of the Company’s common stock reserved for issuance in the aggregate under the ESOSIP and 2011 EIP.

Stock Options

The fair value of each option grant on its grant date was calculated using the Black-Scholes option pricing model with the following weighted average assumptions for grants made in the 2012 and 2011 twenty-six-week periods:

	2012	2011
Expected volatility	34.0%	35.0%
Expected dividend yield	0.420%	0.450%
Risk-free interest rate	0.90%	1.75%
Expected lives (in years)	4.0	4.0

The Company utilizes historical data, including exercise patterns and employee departure behavior, in estimating the term that options will be outstanding. Expected volatility was based on historical volatility and other factors, such as expected changes in volatility arising from planned changes to the Company’s business, if any. The risk-free interest rate was based on the yield of zero coupon U.S. Treasury bonds for terms that approximated the terms of the options granted. The weighted average grant date fair value of stock options granted during the twenty-six-week periods ended June 30, 2012 and June 25, 2011 was $13.99 per share and $12.05 per share, respectively.

The following table summarizes information regarding the Company’s outstanding stock options under the Plans:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (000s)
Options outstanding at December 31, 2011	2,326,776	$40.11
Granted	329,500	$52.03
Exercised	(834,545)	$39.54
Forfeited	(20,800)	$43.56

Options outstanding at June 30, 2012	1,800,931	$42.51	6.5	$16,588

Options exercisable at June 30, 2012	667,114	$40.51	4.7	$7,476

The total intrinsic value of stock options exercised during the twenty-six-week periods ended June 30, 2012 and June 25, 2011 was $12,296,000 and $871,000, respectively.

As of June 30, 2012, there was $8,929,000 of total unrecognized compensation cost related to non-vested stock options granted under the Plans. The unrecognized compensation cost related to these non-vested options is expected to be recognized over a weighted average period of 3.3 years.

Non-vested Restricted Stock

The fair value of each share of non-vested restricted stock issued under the Plans is based on the fair value of a share of the Company’s common stock on the date of grant.

The following table summarizes information regarding the Company’s non-vested restricted stock under the Plans:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2011	40,993	$42.03
Granted	4,151	$54.20
Vested	(8,732)	$44.35
Forfeited	(1,693)	$45.21

Outstanding at June 30, 2012	34,719	$42.75

As of June 30, 2012, there was $1,101,000 of total unrecognized compensation cost related to non-vested shares of restricted stock granted under the Plans. The unrecognized compensation cost related to these non-vested shares of restricted stock is expected to be recognized over a weighted average period of 2.3 years.

Restricted Stock Units

A restricted stock unit (“RSU”) award issued under the 2011 EIP represents a contractual right to receive one share of the Company’s common stock upon achievement of certain performance objectives. RSU awards typically have contractual lives of five years from the date of grant and requirements for continuous employment.

The Company has historically granted stock options and restricted stock as part of its equity incentive plans. On January 2, 2012, the Company granted 113,000 performance related stock awards in the form of RSUs to members of management. The number of RSUs that vest is determined annually, for each year in the five-year period from date of grant, by multiplying the number of RSUs granted by the sum of (a) the average of the percentage change (positive or negative) in operating income and diluted earnings per share in each of the 5 years as compared to operating income and diluted earnings per share reported in the Company’s 2011 fiscal year, plus (b) 5%, rounded to the nearest whole number, less (c) the number of RSUs previously vested. No dividends are paid on RSUs and RSUs have no voting rights. The fair value of a RSU is determined based on the market value of the Company’s common stock on the date of grant, discounted for lack of marketability for a minimum post-vesting holding requirement. The Company reports compensation expense over the life of the award based on an estimated number of shares that will vest over the life of the award, multiplied by the fair value of an RSU. The closing market price of a share of the Company’s common stock on the grant date was $48.15 as reported on the NASDAQ Global Select Market and the discount rate used for RSU award grants during the twenty-six-week period ended June 30, 2012 was 7%.

The Company recognized approximately $430,000 of share-based compensation expense related to RSU awards in the twenty-six-week period ended June 30, 2012. As of June 30, 2012, there was a maximum of $5.0 million of total unrecognized compensation cost related to RSU awards granted under the Plans with an expected average remaining life of approximately 4.5 years. The amount of future compensation expense to be recognized will be determined based on actual future operating results. As of June 30, 2012, 113,000 performance-related RSU awards were outstanding.

(4)	Income Taxes

The provisions for income taxes for the 2012 and 2011 twenty-six-week periods were based on estimated full year combined effective income tax rates of approximately 37.6% and 38.2%, respectively, which were higher than the statutory federal income tax rate primarily as a result of state taxes, the meals and entertainment exclusion and non-deductible stock-based compensation. The decrease in the effective income tax rate in the 2012 twenty-six-week period compared to the 2011 twenty-six-week period was due to income tax benefits recognized in 2012 upon the disqualifying disposition of the Company’s common stock by employees who obtained the stock through recent exercises of incentive stock options.

(5)	Earnings Per Share

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

The following table provides a reconciliation of the average number of common shares outstanding used to calculate earnings per share attributable to Landstar to the average number of common shares and common share equivalents outstanding used to calculate diluted earnings per share attributable to Landstar (in thousands):

	Twenty Six Weeks Ended		Thirteen Weeks Ended
	June 30, 2012	June 25, 2011	June 30, 2012	June 25, 2011
Average number of common shares outstanding	46,856	47,826	46,915	47,782
Incremental shares from assumed exercises of stock options	227	81	189	130

Average number of common shares and common share equivalents outstanding	47,083	47,907	47,104	47,912

For both the twenty-six-week and thirteen-week periods ended June 30, 2012, 2,000 options outstanding to purchase shares of common stock were excluded from the calculation of diluted earnings per share attributable to Landstar because they were antidilutive. For the twenty-six-week and thirteen-week periods ended June 25, 2011, there were 79,000 and 74,000, respectively, options outstanding to purchase shares of common stock excluded from the calculation of diluted earnings per share attributable to Landstar because they were antidilutive. For the twenty-six-week and thirteen-week periods ended June 30, 2012, RSUs were excluded from the calculation of diluted earnings per share attributable to Landstar because the performance metrics requirements for vesting have not been satisfied.

(6)	Additional Cash Flow Information

During the 2012 twenty-six-week period, Landstar paid income taxes and interest of $29,746,000 and $1,652,000, respectively. During the 2011 twenty-six-week period, Landstar paid income taxes and interest of $25,322,000 and $1,622,000, respectively. Landstar acquired operating property by entering into capital leases in the amount of $24,052,000 and $1,515,000 in the 2012 and 2011 twenty-six-week periods, respectively.

(7)	Segment Information

The following table summarizes information about Landstar’s reportable business segments as of and for the twenty-six-week and thirteen-week periods ended June 30, 2012 and June 25, 2011 (in thousands):

	Twenty Six Weeks Ended
	June 30, 2012			June 25, 2011
	Transportation Logistics	Insurance	Total	Transportation Logistics	Insurance	Total
External revenue	$1,367,394	$17,602	$1,384,996	$1,230,621	$16,926	$1,247,547
Investment income		792	792		921	921
Internal revenue		16,467	16,467		15,817	15,817
Operating income	86,128	15,811	101,939	72,495	10,267	82,762
Expenditures on long-lived assets	2,982		2,982	2,829		2,829
Goodwill	57,470		57,470	57,470		57,470

	Thirteen Weeks Ended
	June 30, 2012			June 25, 2011
	Transportation Logistics	Insurance	Total	Transportation Logistics	Insurance	Total
External revenue	$727,142	$8,831	$735,973	$667,154	$8,407	$675,561
Investment income		405	405		393	393
Internal revenue		10,481	10,481		9,952	9,952
Operating income	49,732	9,057	58,789	44,312	4,358	48,670
Expenditures on long-lived assets	1,956		1,956	1,021		1,021

In the twenty-six-week and thirteen-week periods ended June 30, 2012 and June 25, 2011, there were no customers who accounted for 10 percent or more of the Company’s revenue.

(8)	Investments

Investments include investment-grade bonds and U.S. Treasury obligations having maturities of up to five years (the “bond portfolio”). Investments in the bond portfolio are reported as available-for-sale and are carried at fair value. Investments maturing less than one year from the balance sheet date are included in short-term investments and investments maturing more than one year from the balance sheet date are included in other assets in the consolidated balance sheets. Management performs an analysis of the nature of the unrealized losses on available-for-sale investments to determine whether such losses are other-than-temporary. Unrealized losses, representing the excess of the purchase price of an investment over its fair value as of the end of a period, considered to be other-than-temporary are to be included as a charge in the statement of income, while unrealized losses considered to be temporary are to be included as a component of shareholders’ equity. Investments whose values are based on quoted market prices in active markets are classified within Level 1. Investments that trade in markets that are not considered to be active, but are valued based on quoted market prices, are classified within Level 2. As Level 2 investments include positions that are not traded in active markets, valuations may be adjusted to reflect illiquidity and/or non-transferability, which are generally based on available market information. Transfers between levels are recognized as of the beginning of the period. Fair value of the bond portfolio was determined using Level 1 inputs related to U.S. Treasury obligations and money market investments and Level 2 inputs related to investment-grade corporate bonds, mortgage-backed securities and direct obligations of government agencies. Unrealized gains, net of unrealized losses, on the investments in the bond portfolio were $1,171,000 and $786,000 at June 30, 2012 and December 31, 2011, respectively.

The amortized cost and fair market values of available-for-sale investments are as follows at June 30, 2012 and December 31, 2011 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
June 30, 2012

Money market investments	$1,094	$—	$—	$1,094
Mortgage-backed securities	2,833	89	1	2,921
Corporate bonds and direct obligations of government agencies	73,427	1,070	32	74,465
U.S. Treasury obligations	12,999	47	2	13,044

Total	$90,353	$1,206	$35	$91,524

December 31, 2011

Money market investments	$1,989	$—	$—	$1,989
Mortgage-backed securities	3,017	61	18	3,060
Corporate bonds and direct obligations of government agencies	51,014	819	126	51,707
U.S. Treasury obligations	11,682	51	1	11,732

Total	$67,702	$931	$145	$68,488

For those available-for-sale investments with unrealized losses at June 30, 2012 and December 31, 2011, the following table summarizes the duration of the unrealized loss (in thousands):

	Less than 12 months		12 months or longer		Total
	Fair Market Value	Unrealized Loss	Fair Market Value	Unrealized Loss	Fair Market Value	Unrealized Loss
June 30, 2012

Mortgage-backed securities	$546	$1	$—	$—	$546	$1
Corporate bonds and direct obligations of government agencies	5,911	11	478	21	6,389	32
U.S. Treasury obligations	11,291	2	—	—	11,291	2

Total	$17,748	$14	$478	$21	$18,226	$35

December 31, 2011

Mortgage-backed securities	$468	$18	$—	$—	$468	$18
Corporate bonds and direct obligations of government agencies	6,067	126	—	—	6,067	126
U.S. Treasury obligations	591	1	—	—	591	1

Total	$7,126	$145	$—	$—	$7,126	$145

(9)	Commitments and Contingencies

Short-term investments include $36,601,000 in current maturities of investments held by the Company’s insurance segment at June 30, 2012. These short-term investments together with $13,561,000 of the non-current portion of investments included in other assets at June 30, 2012 provide collateral for the $45,146,000 of letters of credit issued to guarantee payment of insurance claims. As of June 30, 2012, Landstar also had $33,552,000 of letters of credit outstanding under the Company’s Credit Agreement.

Reference is made to the descriptions of certain pending legal proceedings in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011. There have been no material developments with respect to any such pending legal proceedings during the twenty-six-week period ended June 30, 2012.

In addition to the matters referred to above, the Company is involved in certain other claims and pending litigation arising from the normal conduct of business. Many of these claims are covered in whole or in part by insurance. Based on knowledge of the facts and, in certain cases, opinions of outside counsel, management believes that adequate provisions have been made for probable losses with respect to the resolution of all claims and that the potential of a material loss or material additional loss with respect to any claim in excess of amounts provided for is remote.

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

The transportation logistics segment provides a wide range of transportation services and supply chain solutions. Transportation services offered by the Company include truckload and less-than-truckload transportation, rail intermodal, air cargo, ocean cargo, expedited ground and air delivery of time-critical freight, heavy-haul/specialized, U.S.-Canada and U.S.-Mexico cross-border, project cargo and customs brokerage. Supply chain solutions are based on advanced technology solutions utilizing intellectual property that may be owned by the Company or licensed from third parties. Such solutions as offered by the Company may include integrated multi-modal solutions, outsourced logistics, supply chain engineering and warehousing. Industries serviced by the transportation logistics segment include automotive products, paper, lumber and building products, metals, chemicals, foodstuffs, heavy machinery, retail, electronics, ammunition and explosives and military equipment. In addition, the transportation logistics segment provides transportation services to other transportation companies, including logistics and less-than-truckload service providers. Each of the independent commission sales agents has the opportunity to market all of the services provided by the transportation logistics segment. Freight transportation services are typically charged to customers on a per shipment basis for the physical transportation of freight. Supply chain solution customers are generally charged fees for the services provided. Revenue recognized by the transportation logistics segment when providing capacity to customers to haul their freight is referred to herein as “transportation services revenue” and revenue for freight management services recognized on a fee-for-service basis is referred to herein as “transportation management fees.” During the twenty six weeks ended June 30, 2012, transportation services revenue hauled by BCO Independent Contractors, Truck Brokerage Carriers and railroads represented 51%, 42% and 3%, respectively, of the Company’s transportation logistics segment revenue. Collectively, transportation services revenue hauled by air and ocean carriers represented 3% of the Company’s transportation logistics segment revenue in the twenty-six-week period ended June 30, 2012. Transportation management fees represented 1% of the Company’s transportation logistics segment revenue in the twenty-six-week period ended June 30, 2012.

The insurance segment is comprised of Signature Insurance Company, a wholly owned offshore insurance subsidiary, and Risk Management Claim Services, Inc. This segment provides risk and claims management services to certain of Landstar’s operating subsidiaries. In addition, it reinsures certain risks of the Company’s BCO Independent Contractors and provides certain property and casualty insurance directly to certain of Landstar’s operating subsidiaries. Revenue at the insurance segment represents reinsurance premiums from third party insurance companies that provide insurance programs to BCO Independent Contractors where all or a portion of the risk of loss is borne by the Company. Revenue at the insurance segment represented approximately 1% of the Company’s consolidated revenue for the twenty six weeks ended June 30, 2012.

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

While customer demand, which is subject to overall economic conditions, ultimately drives increases or decreases in revenue, the Company primarily relies on its independent commission sales agents to establish customer relationships and generate revenue opportunities. Management’s primary focus with respect to revenue growth is on revenue generated by independent commission sales agents who on an annual basis generate $1 million or more of Landstar revenue (“Million Dollar Agents”). Management believes future revenue growth is primarily dependent on its ability to increase both the revenue generated by Million Dollar Agents and the number of Million Dollar Agents through a combination of recruiting new agents and increasing the revenue opportunities generated by existing independent commission sales agents. During the 2011 fiscal year, 504 independent commission sales agents generated $1 million or more of Landstar revenue and thus qualified as Million Dollar Agents. During the 2011 fiscal year, the average revenue generated by a Million Dollar Agent was $4,778,000 and revenue generated by Million Dollar Agents in the aggregate represented 91% of consolidated revenue.

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

	Twenty Six Weeks Ended		Thirteen Weeks Ended
	June 30,	June 25,	June 30,	June 25,
	2012	2011	2012	2011
Revenue generated through (in thousands):

BCO Independent Contractors	$701,248	$669,748	$371,886	$362,854
Truck Brokerage Carriers	578,932	472,391	308,090	258,668
Rail intermodal	36,220	34,832	18,838	18,367
Ocean and air cargo carriers	40,127	42,931	22,458	21,538
Other (1)	28,469	27,645	14,701	14,134

	$1,384,996	$1,247,547	$735,973	$675,561

Number of loads:

BCO Independent Contractors	415,150	402,730	215,950	210,690
Truck Brokerage Carriers	333,600	287,210	175,570	151,470
Rail intermodal	14,820	14,830	7,660	7,570
Ocean and air cargo carriers	7,910	7,950	3,930	4,170

	771,480	712,720	403,110	373,900

Revenue per load:

BCO Independent Contractors	$1,689	$1,663	$1,722	$1,722
Truck Brokerage Carriers	1,735	1,645	1,755	1,708
Rail intermodal	2,444	2,349	2,459	2,426
Ocean and air cargo carriers	5,073	5,400	5,715	5,165

(1)	Includes premium revenue generated by the insurance segment and warehousing and transportation management fee revenue generated by the transportation logistics segment.

Also critical to the Company’s success is its ability to secure capacity, particularly truck capacity, at rates that allow the Company to profitably transport customers’ freight. The following table summarizes available truck capacity providers:

	June 30, 2012	June 25, 2011
BCO Independent Contractors	7,959	7,711
Truck Brokerage Carriers:
Approved and active (1)	19,283	17,696
Other approved	9,051	8,984

	28,334	26,680

Total available truck capacity providers	36,293	34,391

Number of trucks provided by BCO Independent Contractors	8,478	8,231

(1)	Active refers to Truck Brokerage Carriers who moved at least one load in the 180 days immediately preceding the fiscal quarter end.

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

Purchased transportation represents the amount a BCO Independent Contractor or other third party capacity provider is paid to haul freight. The amount of purchased transportation paid to a BCO Independent Contractor is primarily based on a contractually agreed-upon percentage of revenue generated by the haul. Purchased transportation paid to a Truck Brokerage Carrier is based on either a negotiated rate for each load hauled or a contractually agreed-upon rate. Purchased transportation paid to railroads, air cargo carriers or ocean cargo carriers is based on contractually agreed-upon fixed rates. Purchased transportation as a percentage of revenue for truck brokerage, rail intermodal and ocean cargo services is normally higher than that of BCO Independent Contractor and air cargo services. Purchased transportation is the largest component of costs and expenses and, on a consolidated basis, increases or decreases in proportion to the revenue generated through BCO Independent Contractors and other third party capacity providers, transportation management fees and revenue from the insurance segment. Purchased transportation as a percent of revenue also increases or decreases in relation to the availability of truck brokerage capacity and the price of fuel on revenue hauled by Truck Brokerage Carriers. Purchased transportation costs are recognized upon the completion of freight delivery.

Commissions to agents are based on contractually agreed-upon percentages of revenue or net revenue, defined as revenue less the cost of purchased transportation, or net revenue less a contractually agreed upon percentage of revenue retained by Landstar. Commissions to agents as a percentage of consolidated revenue will vary directly with fluctuations in the percentage of consolidated revenue generated by the various modes of transportation, transportation management fees and revenue from the insurance segment and with changes in net revenue on services provided by Truck Brokerage Carriers and railroads, air cargo carriers and ocean cargo carriers. Commissions to agents are recognized upon the completion of freight delivery.

The Company defines gross profit as revenue less the cost of purchased transportation and commissions to agents. Gross profit divided by revenue is referred to as gross profit margin. The Company’s operating margin is defined as operating income divided by gross profit.

In general, gross profit margin on revenue hauled by BCO Independent Contractors represents a fixed percentage of revenue due to the nature of the contracts that pay a fixed percentage of revenue to both the BCO Independent Contractors and independent commission sales agents. For revenue hauled by Truck Brokerage Carriers, gross profit margin is either fixed or variable as a percent of revenue, depending on the contract with each individual independent commission sales agent. Under certain contracts with independent commission sales agents, the Company retains a fixed percentage of revenue and the agent retains the amount remaining less the cost of purchased transportation (the “retention contracts”). Gross profit margin on revenue hauled by railroads, air cargo carriers, ocean cargo carriers and Truck Brokerage Carriers, other than those under retention contracts, is variable in nature as the Company’s contracts with independent commission sales agents provide commissions to agents at a contractually agreed upon percentage of net revenue for these types of loads. Approximately 62% of the Company’s revenue in the twenty-six-week period ended June 30, 2012 had a fixed gross profit margin.

Maintenance costs for Company-provided trailing equipment, BCO Independent Contractor recruiting costs and the provision for uncollectible advances and other receivables due from BCO Independent Contractors and independent commission sales agents are the largest components of other operating costs. Also included in the operating costs are gains/losses, if any, on sales of Company owned trailing equipment.

Potential liability associated with accidents in the trucking industry is severe and occurrences are unpredictable. For commercial trucking claims, Landstar retains liability up to $5,000,000 per occurrence. The Company also retains liability for each general liability claim up to $1,000,000, $250,000 for each workers’ compensation claim and up to $250,000 for each cargo claim. The Company’s exposure to liability associated with accidents incurred by Truck Brokerage Carriers, railroads and air cargo and ocean cargo carriers who transport freight on behalf of the Company is reduced by various factors including the extent to which such carriers maintain their own insurance coverage. A material increase in the frequency or severity of accidents, cargo claims or workers’ compensation claims or the material unfavorable development of existing claims could have a material adverse effect on Landstar’s cost of insurance and claims and its results of operations.

Employee compensation and benefits account for over sixty percent of the Company’s selling, general and administrative costs.

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

The following table sets forth the percentage relationship of purchased transportation and commissions to agents, both being direct costs, to revenue and indirect costs as a percentage of gross profit for the periods indicated:

	Twenty Six Weeks Ended		Thirteen Weeks Ended
	June 30, 2012	June 25, 2011	June 30, 2012	June 25, 2011
Revenue	100.0%	100.0%	100.0%	100.0%

Purchased transportation	76.2	75.4	76.5	75.5
Commissions to agents	7.7	7.9	7.7	8.0

Gross profit margin	16.1%	16.7%	15.9%	16.5%

Gross profit	100.0%	100.0%	100.0%	100.0%
Investment income	0.4	0.4	0.3	0.4
Indirect costs and expenses:
Other operating costs	5.0	7.5	4.0	6.9
Insurance and claims	9.2	11.9	8.0	12.1
Selling, general and administrative	34.3	35.1	32.3	32.1
Depreciation and amortization	6.0	6.1	5.7	5.7

Total costs and expenses	54.6	60.6	50.0	56.8

Operating margin	45.8%	39.8%	50.4%	43.6%

TWENTY SIX WEEKS ENDED JUNE 30, 2012 COMPARED TO TWENTY SIX WEEKS ENDED JUNE 25, 2011

Revenue for the 2012 twenty-six-week period was $1,384,996,000, an increase of $137,449,000, or 11%, compared to the 2011 twenty-six-week period. Revenue increased $136,773,000, or 11%, at the transportation logistics segment. The increase in revenue at the transportation logistics segment was primarily attributable to an 8% increase in the number of loads hauled and an increased revenue per load of approximately 3%. Included in the 2012 and 2011 twenty-six-week periods was $10,650,000 and $10,419,000, respectively, of transportation management fee revenue. Revenue at the insurance segment, representing reinsurance premiums from third party insurance companies that provide insurance programs to BCO Independent Contractors where all or a portion of the risk of loss is borne by the Company, was $17,602,000 and $16,926,000 for the 2012 and 2011 twenty-six-week periods, respectively.

Truck transportation revenue hauled by BCO Independent Contractors and Truck Brokerage Carriers (together the “third-party truck capacity providers”) for the twenty-six-week period ended June 30, 2012, which represented 92% of total revenue, was $1,280,180,000, an increase of $138,041,000, or 12%, compared to the 2011 twenty-six-week period. The number of loads hauled by third-party truck capacity providers in the 2012 twenty-six-week period increased 9% compared to the 2011 twenty-six-week period, and revenue per load for third-party truck capacity providers increased 3% compared to the 2011 twenty-six-week period. The increase in the number of loads hauled by third-party truck capacity providers was primarily attributable to increased demand, primarily related to truckload services utilizing unsided/platform trailing equipment and the addition of new independent commission sales agents. The increase in revenue per load on revenue hauled by third-party truck capacity providers was primarily attributable to both increased revenue per load and an increase in the percentage of revenue hauled on unsided/platform equipment, which has a higher revenue per load. Fuel surcharges on Truck Brokerage Carrier revenue identified separately in billings to customers and included as a component of Truck Brokerage Carrier revenue were $55,548,000 and $45,226,000 in the 2012 and 2011 periods, respectively. Fuel surcharges billed to customers on revenue hauled by BCO Independent Contractors are excluded from revenue.

Transportation revenue hauled by railroads, air cargo carriers and ocean cargo carriers (together the “multimode capacity providers”) for the twenty-six-week period ended June 30, 2012, which represented 6% of total revenue, was $76,347,000, a decrease of $1,416,000, or 2%, compared to the 2011 twenty-six-week period. The number of loads hauled by multimode capacity providers in the 2012 twenty-six-week period was approximately the same compared to the 2011 twenty-six-week period, while revenue per load for the multimode capacity providers decreased 2% over the same period. The decrease in revenue per load on revenue hauled by multimode capacity providers is influenced by many factors including the mode of transportation used, length of haul, complexity of freight, density of freight lanes, fuel costs and availability of capacity.

Purchased transportation was 76.2% and 75.4% of revenue in the 2012 and 2011 twenty-six-week periods, respectively. The increase in purchased transportation as a percentage of revenue was primarily attributable to an increase in the percentage of revenue hauled by Truck Brokerage Carriers, which has a higher rate of purchased transportation. Commissions to agents were 7.7% and 7.9% of revenue in the 2012 and 2011 periods, respectively. The decrease in commissions to agents as a percentage of revenue was attributable to a decreased net revenue margin, defined as net revenue divided by revenue, on revenue hauled by Truck Brokerage Carriers.

Investment income at the insurance segment was $792,000 and $921,000 in the 2012 and 2011 twenty-six-week periods, respectively. The decrease in investment income was primarily due to a lower average rate of return on investments held by the insurance segment in the 2012 period.

Other operating costs were 5.0% and 7.5% of gross profit in the 2012 and 2011 twenty-six-week periods, respectively. The decrease in other operating costs as a percentage of gross profit was primarily attributable to the effect of increased gross profit, increased gains on sales of trailing equipment, a decreased provision for contractor bad debt and decreased trailing equipment maintenance costs. Insurance and claims were 9.2% of gross profit in the 2012 period and 11.9% of gross profit in the 2011 period. The decrease in insurance and claims as a percentage of gross profit was primarily due to the effect of an increase in the percent of gross profit contributed from revenue hauled by Truck Brokerage Carriers in the 2012 period, which has a lower liability exposure to the Company, a decrease in the severity of claims and lower unfavorable development of prior year claims in the 2012 twenty-six-week period. Selling, general and administrative costs were 34.3% of gross profit in the 2012 period and 35.1% of gross profit in the 2011 period. The decrease in selling, general and administrative costs as a percentage of gross profit was primarily attributable to the effect of increased gross profit, partially offset by an increased provision for bonuses under the Company’s incentive compensation plan. Depreciation and amortization was 6.0% of gross profit in the 2012 period compared with 6.1% in the 2011 period. The decrease in depreciation and amortization as a percentage of gross profit was primarily due to the effect of increased gross profit in the 2012 period.

The provisions for income taxes for the 2012 and 2011 twenty-six-week periods were based on effective income tax rates of approximately 37.6% and 38.2%, respectively, which were higher than the statutory federal income tax rate primarily as a result of state taxes, the meals and entertainment exclusion and non-deductible stock compensation expense. The decrease in the effective income tax rate in the 2012 twenty-six-week period compared to the 2011 twenty-six-week period was due to income tax benefits recognized upon the disqualifying disposition of the Company’s common stock by employees who obtained the stock through recent exercises of incentive stock options.

Net income attributable to the Company was $62,702,000, or $1.34 per common share ($1.33 per diluted share), in the 2012 twenty-six-week period. Net income attributable to the Company was $50,217,000, or $1.05 per common share ($1.05 per diluted share), in the 2011 twenty-six-week period.

THIRTEEN WEEKS ENDED JUNE 30, 2012 COMPARED TO THIRTEEN WEEKS ENDED JUNE 25, 2011

Revenue for the 2012 thirteen-week period was $735,973,000, an increase of $60,412,000, or 9%, compared to the 2011 thirteen-week period. Revenue increased $59,988,000, or 9%, at the transportation logistics segment. The increase in revenue at the transportation logistics segment was primarily attributable to an 8% increase in the number of loads hauled and an increased revenue per load of approximately 1%. Included in the 2012 and 2011 thirteen-week periods was $5,754,000 and $5,596,000, respectively, of transportation management fee revenue. Revenue at the insurance segment, representing reinsurance premiums from third party insurance companies that provide insurance programs to BCO Independent Contractors where all or a portion of the risk of loss is borne by the Company, was $8,831,000 and $8,407,000 for the 2012 and 2011 thirteen-week periods, respectively.

Truck transportation revenue hauled by third-party truck capacity providers for the thirteen-week period ended June 30, 2012, which represented 92% of total revenue, was $679,976,000, an increase of $58,454,000, or 9%, compared to the 2011 thirteen-week period. The number of loads hauled by third-party truck capacity providers in the 2012 thirteen-week period increased 8% compared to the 2011 thirteen-week period, and revenue per load for third-party truck capacity providers increased 1% compared to the 2011 thirteen-week period. The increase in the number of loads hauled by third-party truck capacity providers was primarily attributable to increased demand, primarily related to truckload services utilizing unsided/platform trailing equipment and the addition of new independent commission sales agents. The increase in revenue per load on revenue hauled by third-party truck capacity providers was primarily attributable to both increased revenue per load and an increase in the percentage of revenue hauled on unsided/platform equipment, which has a higher revenue per load. Fuel surcharges on Truck Brokerage Carrier revenue identified separately in billings to customers and included as a component of Truck Brokerage Carrier revenue were $30,107,000 and $25,918,000 in the 2012 and 2011 periods, respectively.

Transportation revenue hauled by multimode capacity providers for the thirteen-week period ended June 30, 2012, which represented 6% of total revenue, was $41,296,000, an increase of $1,391,000, or 3%, compared to the 2011 thirteen-week period. The number of loads hauled by multimode capacity providers in the 2012 thirteen-week period decreased 1% compared to the 2011 thirteen-week period, while revenue per load for the multimode capacity providers increased 5% over the same period.

Purchased transportation was 76.5% and 75.5% of revenue in the 2012 and 2011 thirteen-week periods, respectively. The increase in purchased transportation as a percentage of revenue was primarily attributable to an increase in the percentage of revenue hauled by Truck Brokerage Carriers, which has a higher rate of purchased transportation, and an increase in the rate of purchased transportation paid to Truck Brokerage Carriers. Commissions to agents were 7.7% of revenue in the 2012 period and 8.0% of revenue in the 2011 period. The decrease in commissions to agents as a percentage of revenue was primarily attributable to a decreased net revenue margin on revenue hauled by Truck Brokerage Carriers.

Investment income at the insurance segment was $405,000 and $393,000 in the 2012 and 2011 thirteen-week periods, respectively. The increase in investment income was primarily due to higher average investments held by the insurance segment in the 2012 period.

Other operating costs were 4.0% and 6.9% of gross profit in the 2012 and 2011 thirteen-week periods, respectively. The decrease in other operating costs as a percentage of gross profit was primarily attributable to the effect of increased gross profit, increased gains on sales of trailing equipment, a decreased provision for contractor bad debt and decreased trailing equipment maintenance costs. Insurance and claims were 8.0% of gross profit in the 2012 period and 12.1% of gross profit in the 2011 period. The decrease in insurance and claims as a percentage of gross profit was primarily due to the effect of an increase in the percent of gross profit contributed from revenue hauled by Truck Brokerage Carriers in the 2012 period, which has a lower liability exposure to the Company, and decreased severity of commercial trucking claims in the 2012 thirteen-week period. Selling, general and administrative costs were 32.3% of gross profit in the 2012 period and 32.1% of gross profit in the 2011 period. The increase in selling, general and administrative costs as a percentage of gross profit was primarily attributable to increased employee benefit costs, partially offset by the effect of increased gross profit. Depreciation and amortization was 5.7% of gross profit in both the 2012 and 2011 thirteen-week periods.

The provisions for income taxes for the 2012 and 2011 thirteen-week periods were both based on an effective income tax rate of approximately 38.2%, which was higher than the statutory federal income tax rate primarily as a result of state taxes, the meals and entertainment exclusion and non-deductible stock compensation expense.

Net income attributable to the Company was $35,855,000, or $0.76 per common share ($0.76 per diluted share), in the 2012 thirteen-week period. Net income attributable to the Company was $29,598,000, or $0.62 per common share ($0.62 per diluted share), in the 2011 thirteen-week period.

CAPITAL RESOURCES AND LIQUIDITY

Working capital and the ratio of current assets to current liabilities were $241,014,000 and 1.7 to 1, respectively, at June 30, 2012, compared with $220,679,000 and 1.7 to 1, respectively, at December 31, 2011. Landstar has historically operated with current ratios within the range of 1.5 to 1 to 2.0 to 1. Cash provided by operating activities was $54,810,000 in the 2012 twenty-six-week period compared with $23,467,000 in the 2011 twenty-six-week period. The increase in cash flow provided by operating activities was primarily attributable to the timing of collections of trade receivables and increased net income.

The Company paid $0.11 per share, or $5,157,000, and $0.10 per share, or $4,788,000, in cash dividends during the twenty-six-week periods ended June 30, 2012 and June 25, 2011, respectively. During the twenty-six-week period ended June 30, 2012, the Company purchased 315,600 shares of its common stock at a total cost of $15,752,000. As of June 30, 2012, the Company may purchase up to an additional 200,951 shares of its common stock under its authorized stock purchase program. Long-term debt, including current maturities, was $125,554,000 at June 30, 2012, $6,788,000 lower than at December 31, 2011.

Equity was $347,759,000, or 73% of total capitalization (defined as long-term debt including current maturities plus equity), at June 30, 2012, compared to $300,577,000, or 69% of total capitalization, at December 31, 2011. The increase in equity was primarily a result of net income and the effect of the exercises of stock options during the period, partially offset by dividends paid by the Company.

On June 29, 2012, Landstar entered into a credit agreement with a syndicate of banks and JPMorgan Chase Bank, N.A., as administrative agent (the “Credit Agreement”). The Credit Agreement, which matures on June 29, 2017, provides $225,000,000 of borrowing capacity in the form of a revolving credit facility, $75,000,000 of which may be utilized in the form of letter of credit guarantees. The initial borrowing of $60,000,000 under the Credit Agreement has been used to refinance $60,000,000 of outstanding borrowings under the prior credit agreement, which has been terminated. The initial borrowings under the Credit Agreement will bear interest at the rate of 1.50%.

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

At June 30, 2012, the Company had $60,000,000 in borrowings outstanding and $33,552,000 of letters of credit outstanding under the Credit Agreement. At June 30, 2012, there was $131,448,000 available for future borrowings under the Credit Agreement. In addition, the Company has $45,146,000 in letters of credit outstanding as collateral for insurance claims that are secured by investments and cash equivalents totaling $50,162,000 at June 30, 2012. Investments, all of which are carried at fair value, include primarily investment-grade bonds and U.S. Treasury obligations having maturities of up to five years. Fair value of investments is based primarily on quoted market prices. See Notes to Consolidated Financial Statements for further discussion on measurement of fair value of investments.

Historically, the Company has generated sufficient operating cash flow to meet its debt service requirements, fund continued growth, both internal and through acquisitions, complete or execute share purchases of its common stock under authorized share purchase programs, pay dividends and meet working capital needs. As a non-asset based provider of transportation services and supply chain solutions, the Company’s annual capital requirements for operating property are generally for trailing equipment and information technology hardware and software. In addition, a significant portion of the trailing equipment used by the Company is provided by third party capacity providers, thereby reducing the Company’s capital requirements. During the 2012 twenty-six-week period, the Company purchased $2,982,000 of operating property and acquired $24,052,000 of trailing equipment by entering into capital leases. Landstar anticipates acquiring approximately $19,000,000 in operating property, primarily new trailing equipment to replace older trailing equipment and information technology equipment, during the remainder of fiscal year 2012 either by purchase or lease financing.

Management believes that cash flow from operations combined with the Company’s borrowing capacity under the Credit Agreement will be adequate to meet Landstar’s debt service requirements, fund continued growth, both internal and through acquisitions, pay dividends, complete the authorized share purchase program and meet working capital needs.

LEGAL MATTERS

Reference is made to the descriptions of certain pending legal proceedings in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011. There have been no material developments with respect to any such pending legal proceedings during the twenty-six-week period ended June 30, 2012.

In addition to the matters referred to above, the Company is involved in certain other claims and pending litigation arising from the normal conduct of business. Many of these claims are covered in whole or in part by insurance. Based on knowledge of the facts and, in certain cases, opinions of outside counsel, management believes that adequate provisions have been made for probable losses with respect to the resolution of all claims and that the potential of a material loss or material additional loss with respect to any claim in excess of amounts provided for is remote.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The allowance for doubtful accounts for both trade and other receivables represents management’s estimate of the amount of outstanding receivables that will not be collected. Historically, management’s estimates for uncollectible receivables have been materially correct. Although management believes the amount of the allowance for both trade and other receivables at June 30, 2012 is appropriate, a prolonged period of low or no economic growth may adversely affect the collection of these receivables. In addition, liquidity concerns and/or unanticipated bankruptcy proceedings at any of the Company’s larger customers in which the Company is carrying a significant receivable could result in an increase in the provision for uncollectible receivables and have a significant impact on the Company’s results of operations in a given quarter or year. However, it is not expected that an uncollectible accounts receivable resulting from an individual customer would have a significant impact on the Company’s financial position. Conversely, a more robust economic environment or the recovery of a previously provided for uncollectible receivable from an individual customer may result in the realization of some portion of the estimated uncollectible receivables.

Landstar provides for the estimated costs of self-insured claims primarily on an actuarial basis. The amount recorded for the estimated liability for claims incurred is based upon the facts and circumstances known on the applicable balance sheet date. The ultimate resolution of these claims may be for an amount greater or less than the amount estimated by management. The Company continually revises its existing claim estimates as new or revised information becomes available on the status of each claim. Historically, the Company has experienced both favorable and unfavorable development of prior years’ claims estimates. During the 2012 and 2011 twenty-six-week periods, insurance and claims costs included $241,000 and $1,070,000, respectively, of unfavorable adjustments to prior years’ claims estimates. It is reasonably likely that the ultimate outcome of settling all outstanding claims will be more or less than the estimated claims reserve at June 30, 2012.

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

On June 29, 2012, Landstar entered into a credit agreement with a syndicate of banks and JPMorgan Chase Bank, N.A., as administrative agent (the “Credit Agreement”). The Credit Agreement, which matures on June 29, 2017, provides $225,000,000 of borrowing capacity in the form of a revolving credit facility, $75,000,000 of which may be utilized in the form of letter of credit guarantees. The initial borrowing of $60,000,000 under the Credit Agreement has been used to refinance $60,000,000 of outstanding borrowings under the prior credit agreement, which has been terminated. The initial borrowings under the Credit Agreement will bear interest at the rate of 1.50%.

Depending upon the specific type of borrowing, borrowings under the Credit Agreement bear interest based on either (a) the prime rate, (b) the federal funds effective rate, (c) the rate at the time offered to JPMorgan Chase Bank, N.A. in the Eurodollar market or (d) the London Interbank Offered Rate, plus a margin that is determined based on the level of the Company’s Leverage Ratio, as defined in the Credit Agreement. As of June 30, 2012 and December 31, 2011, the weighted average interest rate on borrowings outstanding was 1.50% and 1.15%, respectively. During the second quarter of 2012, the average outstanding balance under the credit agreements was approximately $74,063,000. Assuming that debt levels on the Credit Agreement remain at $60,000,000, the balance at June 30, 2012, a hypothetical increase of 100 basis points in current rates provided for under the Credit Agreement is estimated to result in an increase in interest expense of $600,000 on an annualized basis. Based on the borrowing rates in the Credit Agreement and the repayment terms, the fair value of the outstanding borrowings as of June 30, 2012 was estimated to approximate carrying value. All amounts outstanding under the Credit Agreement are payable on June 29, 2017, the maturity date of the Credit Agreement.

Long-term investments, all of which are available-for-sale and are carried at fair value, include primarily investment-grade bonds and U.S. Treasury obligations having maturities of up to five years. Assuming that the long-term portion of investments remains at $54,923,000, the balance at June 30, 2012, a hypothetical increase or decrease in interest rates of 100 basis points would not have a material impact on future earnings on an annualized basis. Short-term investments consist of short-term investment-grade instruments and the current maturities of investment-grade corporate bonds and U.S. Treasury obligations. Accordingly, any future interest rate risk on these short-term investments would not be material.

Assets and liabilities of the Company’s Canadian operations are translated from their functional currency to U.S. dollars using exchange rates in effect at the balance sheet date and revenue and expense accounts are translated at average monthly exchange rates during the period. Adjustments resulting from the translation process are included in accumulated other comprehensive income. Transactional gains and losses arising from receivable and payable balances, including intercompany balances, in the normal course of business that are denominated in a currency other than the functional currency of the operation are recorded in the statements of income when they occur. The net assets held at the Company’s Canadian subsidiary at June 30, 2012 were, as translated to U.S. dollars, less than 1% of total consolidated net assets. Accordingly, any translation gain or loss related to the Canadian operation would not be material.

Item 4. Controls and Procedures

As of the end of the period covered by this quarterly report on Form 10-Q, an evaluation was carried out, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended). Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2012 to provide reasonable assurance that information required to be disclosed by the Company in reports that it filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There were no significant changes in the Company’s internal controls over financial reporting during the Company’s fiscal quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

Reference is made to the descriptions of certain pending legal proceedings in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011. There have been no material developments with respect to any such pending legal proceedings during the twenty-six-week period ended June 30, 2012.

In addition to the matters referred to above, the Company is involved in certain other claims and pending litigation arising from the normal conduct of business. Many of these claims are covered in whole or in part by insurance. Based on knowledge of the facts and, in certain cases, opinions of outside counsel, management believes that adequate provisions have been made for probable losses with respect to the resolution of all claims and that the potential of a material loss or material additional loss with respect to any claim in excess of amounts provided for is remote.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Company

The following table provides information regarding the Company’s purchase of its common stock during the period from April 1, 2012 to June 30, 2012, the Company’s second fiscal quarter:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased Under the Program
March 31, 2012				516,551
April 1, 2012 – April 28, 2012	—	$—	—	516,551
April 29, 2012 – May 26, 2012	—	—	—	516,551
May 27, 2012 – June 30, 2012	315,600	49.91	315,600	200,951

Total	315,600	$49.91	315,600

On August 16, 2011, Landstar System, Inc. announced that it had been authorized by its Board of Directors to purchase up to 1,000,000 shares of its common stock from time to time in the open market and in privately negotiated transactions. As of June 30, 2012, the Company may purchase 200,951 shares of its common stock under this authorization. No specific expiration date has been assigned to the August 16, 2011 authorization.

During the twenty-six-week period ended June 30, 2012, Landstar paid dividends as follows:

Dividend Amount per Share	Declaration Date	Record Date	Payment Date
$0.055	January 25, 2012	February 20, 2012	March 16, 2012
$0.055	April 25, 2012	May 10, 2012	June 1, 2012

On June 29, 2012, Landstar entered into a credit agreement with a syndicate of banks and JPMorgan Chase Bank, N.A., as administrative agent (the “Credit Agreement”). The Credit Agreement provides for a restriction on cash dividends and other distributions to stockholders on the Company’s capital stock to the extent there is a default under the Credit Agreement. In addition, the Credit Agreement, under certain circumstances, limits the amount of such cash dividends and other distributions to stockholders in the event that, after giving effect to any payment made to effect such cash dividend or other distribution, the Leverage Ratio (as defined in the Credit Agreement) would exceed 2.5 to 1 on a pro forma basis as of the end of the Company’s most recently completed fiscal quarter.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The exhibits listed on the Exhibit Index are furnished as part of this quarterly report on Form 10-Q.

EXHIBIT INDEX

Registrant’s Commission File No.: 0-21238

Exhibit No.	Description

10.1	Credit Agreement, dated as of June 29, 2012, among Landstar System Holdings, Inc., Landstar System, Inc., the lenders named herein, and JPMorgan Chase Bank, N.A. as Administrative Agent (including exhibits and schedules thereto) (Incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K filed on July 5, 2012 (Commission File No. 0-21238))

(31)	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002:

31.1 *	Chief Executive Officer certification, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Chief Financial Officer certification, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002:

32.1 **	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 **	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Schema Document

101.CAL**	XBRL Calculation Linkbase Document

101.LAB**	XBRL Labels Linkbase Document

101.PRE**	XBRL Presentation Linkbase Document

101.DEF**	XBRL Definition Linkbase Document

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LANDSTAR SYSTEM, INC.

Date: August 3, 2012	/s/ Henry H. Gerkens
Henry H. Gerkens
Chairman, President and Chief Executive Officer

Date: August 3, 2012	/s/ James B. Gattoni
James B. Gattoni
Vice President and Chief Financial Officer