Form 10-Q
period 2012-09-29
LANDSTAR SYSTEM INC
filed 2012-11-02
CIK 853816

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2012

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

The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of the close of business on October 22, 2012 was 46,469,460.

Index

PART I – Financial Information

Item 1. Financial Statements (unaudited)

Consolidated Balance Sheets as of September 29, 2012 and December 31, 2011	Page 4

Consolidated Statements of Income for the Thirty Nine and Thirteen Weeks Ended September 29, 2012 and September 24, 2011	Page 5

Consolidated Statements of Comprehensive Income for the Thirty Nine and Thirteen Weeks Ended September 29, 2012 and September 24, 2011	Page 6

Consolidated Statements of Cash Flows for the Thirty Nine Weeks Ended September 29, 2012 and September 24, 2011	Page 7

Consolidated Statement of Changes in Shareholders’ Equity for the Thirty Nine Weeks Ended September 29, 2012	Page 8

Notes to Consolidated Financial Statements	Page 9

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	Page 14

Item 3. Quantitative and Qualitative Disclosures About Market Risk	Page 23

Item 4. Controls and Procedures	Page 24

PART II – Other Information

Item 1. Legal Proceedings	Page 24

Item 1A. Risk Factors	Page 24

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	Page 25

Item 6. Exhibits	Page 25

Signatures	Page 27
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

The interim consolidated financial statements contained herein reflect all adjustments (all of a normal, recurring nature) which, in the opinion of management, are necessary for a fair statement of the financial condition, results of operations, cash flows and changes in equity for the periods presented. They have been prepared in accordance with Rule 10-01 of Regulation S-X and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the thirty nine weeks ended September 29, 2012, are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 29, 2012.

These interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s 2011 Annual Report on Form 10-K.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

(Unaudited)

	September 29, 2012	December 31, 2011

ASSETS
Current Assets
Cash and cash equivalents	$79,961	$80,900
Short-term investments	38,112	27,944
Trade accounts receivable, less allowance of $8,299 and $6,591	429,684	368,377
Other receivables, including advances to independent contractors, less allowance of $4,951 and $5,384	51,766	53,263
Deferred income taxes and other current assets	20,202	21,308

Total current assets	619,725	551,792

Operating property, less accumulated depreciation and amortization of $154,657 and $145,804	163,569	142,146
Goodwill	57,470	57,470
Other assets	68,618	57,041

Total assets	$909,382	$808,449

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Cash overdraft	$26,719	$25,905
Accounts payable	212,653	163,307
Current maturities of long-term debt	19,366	17,212
Insurance claims	68,410	76,624
Other current liabilities	45,526	48,065

Total current liabilities	372,674	331,113

Long-term debt, excluding current maturities	99,748	115,130
Insurance claims	25,386	27,494
Deferred income taxes and other noncurrent liabilities	40,141	34,135

Shareholders’ Equity
Common stock, $0.01 par value, authorized 160,000,000 shares, issued 66,855,922 and 66,602,486 shares	669	666
Additional paid-in capital	172,455	165,712
Retained earnings	1,035,003	947,156
Cost of 20,386,462 and 19,882,289 shares of common stock in treasury	(838,273)	(813,684)
Accumulated other comprehensive income	1,579	727

Total shareholders’ equity	371,433	300,577

Total liabilities and shareholders’ equity	$909,382	$808,449

See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share amounts)

(Unaudited)

	Thirty Nine Weeks Ended		Thirteen Weeks Ended
	September 29, 2012	September 24, 2011	September 29, 2012	September 24, 2011

Revenue	$2,102,164	$1,931,560	$717,168	$684,013
Investment income	1,185	1,294	393	373
Costs and expenses:
Purchased transportation	1,603,865	1,459,660	548,162	518,300
Commissions to agents	162,728	153,165	56,036	54,990
Other operating costs	17,635	22,050	6,447	6,427
Insurance and claims	28,411	34,096	8,010	9,381
Selling, general and administrative	113,916	112,252	37,455	39,206
Depreciation and amortization	20,476	19,336	7,072	6,549

Total costs and expenses	1,947,031	1,800,559	663,182	634,853

Operating income	156,318	132,295	54,379	49,533
Interest and debt expense	2,312	2,340	818	735

Income before income taxes	154,006	129,955	53,561	48,798
Income taxes	58,203	49,642	20,460	18,640

Net income	95,803	80,313	33,101	30,158
Less: Net loss attributable to noncontrolling interest	—	(62)	—	—

Net income attributable to Landstar System, Inc. and subsidiary	$95,803	$80,375	$33,101	$30,158

Earnings per common share attributable to Landstar System, Inc. and subsidiary	$2.05	$1.69	$0.71	$0.64

Diluted earnings per share attributable to Landstar System, Inc. and subsidiary	$2.04	$1.68	$0.71	$0.64

Average number of shares outstanding:
Earnings per common share	46,775,000	47,670,000	46,614,000	47,358,000

Diluted earnings per share	46,964,000	47,735,000	46,732,000	47,387,000

Dividends paid per common share	$0.170	$0.155	$0.060	$0.055

See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

(Unaudited)

	Thirty Nine Weeks Ended		Thirteen Weeks Ended
	September 29, 2012	September 24, 2011	September 29, 2012	September 24, 2011

Net income attributable to Landstar System, Inc. and subsidiary	$95,803	$80,375	$33,101	$30,158
Other comprehensive income:
Unrealized holding gains (losses) on available-for-sale investments, net of tax benefit (expense) of ($273), ($82), ($136) and $79	495	148	247	(145)

Foreign currency translation gains (losses)	357	169	421	(44)

Other comprehensive income (loss)	852	317	668	(189)

Comprehensive income attributable to Landstar System, Inc. and subsidiary	$96,655	$80,692	$33,769	$29,969

See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Thirty Nine Weeks Ended
	September 29, 2012	September 24, 2011

OPERATING ACTIVITIES
Net income	$95,803	$80,313
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of operating property and intangible assets	20,476	19,336
Non-cash interest charges	164	164
Provisions for losses on trade and other accounts receivable	3,436	4,308
Gains on sales/disposals of operating property	(2,728)	(253)
Deferred income taxes, net	6,223	(4,205)
Stock-based compensation	4,613	3,783
Changes in operating assets and liabilities:
Increase in trade and other accounts receivable	(63,246)	(114,765)
Decrease in other assets	603	3,957
Increase in accounts payable	49,346	43,191
Increase (decrease) in other liabilities	(1,083)	14,401
Increase (decrease) in insurance claims	(10,322)	34,164

NET CASH PROVIDED BY OPERATING ACTIVITIES	103,285	84,394

INVESTING ACTIVITIES
Sales and maturities of investments	20,889	65,646
Purchases of investments	(44,261)	(58,279)
Purchases of operating property	(4,428)	(3,460)
Proceeds from sales of operating property	8,997	2,463

NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	(18,803)	6,370

FINANCING ACTIVITIES
Increase (decrease) in cash overdraft	814	(1,816)
Dividends paid	(7,956)	(7,407)
Proceeds from exercises of stock options	1,287	656
Excess (shortfall) tax effect on stock option exercises	839	(122)
Borrowings on revolving credit facility	60,000	10,000
Purchases of common stock	(24,582)	(41,966)
Principal payments on long-term debt and capital lease obligations	(116,180)	(17,575)
Purchase of noncontrolling interest	—	(8,000)

NET CASH USED BY FINANCING ACTIVITIES	(85,778)	(66,230)

Effect of exchange rate changes on cash and cash equivalents	357	169

Increase (decrease) in cash and cash equivalents	(939)	24,703
Cash and cash equivalents at beginning of period	80,900	44,706

Cash and cash equivalents at end of period	$79,961	$69,409

See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

Thirty Nine Weeks Ended September 29, 2012

(Dollars in thousands)

(Unaudited)

							Accumulated
	Common Stock		Additional Paid-In	Retained	Treasury Stock at Cost		Other Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	Income	Total

Balance December 31, 2011	66,602,486	$666	$165,712	$947,156	19,882,289	$(813,684)	$727	$300,577

Net income				95,803				95,803

Dividends paid ($0.17 per share)				(7,956)				(7,956)

Purchases of common stock					499,400	(24,582)		(24,582)

Exercises of stock options and forfeitures and vesting of non-vested stock, including excess tax effect	253,436	3	2,130		4,773	(7)		2,126

Stock-based compensation			4,613					4,613

Foreign currency translation							357	357

Unrealized gain on available-for-sale investments, net of income taxes							495	495

Balance September 29, 2012	66,855,922	$669	$172,455	$1,035,003	20,386,462	$(838,273)	$1,579	$371,433

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

On June 29, 2012, Landstar entered into a credit agreement with a syndicate of banks and JPMorgan Chase Bank, N.A., as administrative agent (the “Credit Agreement”). The Credit Agreement, which matures on June 29, 2017, provides $225,000,000 of borrowing capacity in the form of a revolving credit facility, $75,000,000 of which may be utilized in the form of letter of credit guarantees. The initial borrowing of $60,000,000 under the Credit Agreement was used to refinance $60,000,000 of outstanding borrowings under the prior credit agreement, which was terminated. Borrowings under the Credit Agreement are unsecured, however, all but two of the Company’s subsidiaries guarantee the obligations under the Credit Agreement. All amounts outstanding under the Credit Agreement are payable on June 29, 2017, the maturity date of the Credit Agreement.

Depending upon the specific type of borrowing, borrowings under the Credit Agreement bear interest based on either (a) the prime rate, (b) the federal funds effective rate, (c) the rate at the time offered to JPMorgan Chase Bank, N.A. in the Eurodollar market or (d) the London Interbank Offered Rate, plus a margin that is determined based on the level of the Company’s Leverage Ratio, as defined in the Credit Agreement. The unused portion of the revolving credit facility under the Credit Agreement carries a commitment fee determined based on the level of the Leverage Ratio. The commitment fee for the unused portion of the revolving credit facility under the Credit Agreement ranges from .15% to .35%, based on achieving certain levels of the Leverage Ratio. As of September 29, 2012, the weighted average interest rate on borrowings outstanding was 1.48%.

The Credit Agreement contains a number of covenants that limit, among other things, the incurrence of additional indebtedness. The Company is required to, among other things, maintain a minimum Fixed Charge Coverage Ratio, as defined in the Credit Agreement, and maintain a Leverage Ratio below a specified maximum. The Credit Agreement provides for a restriction on cash dividends and other distributions to stockholders on the Company’s capital stock to the extent there is a default under the Credit Agreement. In addition, the Credit Agreement under certain circumstances limits the amount of such cash dividends and other distributions to stockholders to the extent that, after giving effect to any payment made to effect such cash dividend or other distribution, the Leverage Ratio would exceed 2.5 to 1 on a pro forma basis as of the end of the Company’s most recently completed fiscal quarter. The Credit Agreement provides for an event of default in the event that, among other things, a person or group acquires 25% or more of the outstanding capital stock of the Company or obtains power to elect a majority of the Company’s directors. None of these covenants are presently considered by management to be materially restrictive to the Company’s operations, capital resources or liquidity. The Company is currently in compliance with all of the debt covenants under the Credit Agreement.

(3)	Share-based Payment Arrangements

As of September 29, 2012, the Company had two employee equity incentive plans, the 2002 employee stock option and stock incentive plan (the “ESOSIP”) and the 2011 equity incentive plan (the “2011 EIP”). The Company also has a stock compensation plan for members of its Board of Directors (the “Directors Stock Compensation Plan”). The ESOSIP, 2011 EIP and Directors Stock Compensation Plan are each referred to herein as a “Plan,” and, collectively, as the “Plans.” No further grants can be made under the ESOSIP. Amounts recognized in the financial statements with respect to these Plans are as follows (in thousands):

	Thirty Nine Weeks Ended		Thirteen Weeks Ended
	September 29, 2012	September 24, 2011	September 29, 2012	September 24, 2011
Total cost of the Plans during the period	$4,613	$3,783	$1,427	$1,310

Amount of related income tax benefit recognized during the period	2,001	992	669	354

Net cost of the Plans during the period	$2,612	$2,791	$758	$956

Included in income tax benefits recognized in the thirty-nine-week periods ended September 29, 2012 and September 24, 2011 were income tax benefits of $750,000 and $77,000, respectively, recognized on disqualifying dispositions of the Company’s common stock by employees who obtained the stock through exercises of incentive stock options.

As of September 29, 2012, there were 114,808 shares of the Company’s common stock reserved for issuance under the Directors’ Stock Compensation Plan and 7,265,857 shares of the Company’s common stock reserved for issuance in the aggregate under the ESOSIP and 2011 EIP.

Stock Options

The fair value of each option grant on its grant date was calculated using the Black-Scholes option pricing model with the following weighted average assumptions for grants made in the 2012 and 2011 thirty-nine-week periods:

	2012	2011
Expected volatility	34.0%	35.0%
Expected dividend yield	0.420%	0.450%
Risk-free interest rate	0.90%	1.75%
Expected lives (in years)	4.0	4.0

The Company utilizes historical data, including exercise patterns and employee departure behavior, in estimating the term that options will be outstanding. Expected volatility was based on historical volatility and other factors, such as expected changes in volatility arising from planned changes to the Company’s business, if any. The risk-free interest rate was based on the yield of zero coupon U.S. Treasury bonds for terms that approximated the terms of the options granted. The weighted average grant date fair value of stock options granted during the thirty-nine-week periods ended September 29, 2012 and September 24, 2011 was $13.99 per share and $12.06 per share, respectively.

The following table summarizes information regarding the Company’s outstanding stock options under the Plans:

			Weighted Average
	Number of	Weighted Average Exercise Price	Remaining Contractual	Aggregate Intrinsic
	Options	per Share	Term (years)	Value (000s)

Options outstanding at December 31, 2011	2,326,776	$40.11
Granted	329,500	$52.03
Exercised	(838,795)	$39.53
Forfeited	(20,800)	$43.56

Options outstanding at September 29, 2012	1,796,681	$42.52	6.3	$8,545

Options exercisable at September 29, 2012	667,864	$40.55	4.4	$4,495

The total intrinsic value of stock options exercised during the thirty-nine-week periods ended September 29, 2012 and September 24, 2011 was $12,350,000 and $983,000, respectively.

As of September 29, 2012, there was $7,853,000 of total unrecognized compensation cost related to non-vested stock options granted under the Plans. The unrecognized compensation cost related to these non-vested options is expected to be recognized over a weighted average period of 3.2 years.

Non-vested Restricted Stock

The fair value of each share of non-vested restricted stock issued under the Plans is based on the fair value of a share of the Company’s common stock on the date of grant.

The following table summarizes information regarding the Company’s outstanding non-vested restricted stock under the Plans:

	Number of	Weighted Average Grant Date
	Shares	Fair Value

Outstanding at December 31, 2011	40,993	$42.03
Granted	4,151	$54.20
Vested	(8,732)	$44.35
Forfeited	(1,693)	$45.21

Outstanding at September 29, 2012	34,719	$42.75

As of September 29, 2012, there was $950,000 of total unrecognized compensation cost related to non-vested shares of restricted stock granted under the Plans. The unrecognized compensation cost related to these non-vested shares of restricted stock is expected to be recognized over a weighted average period of 2.2 years.

Restricted Stock Units

A restricted stock unit (“RSU”) award issued under the 2011 EIP represents a contractual right to receive one share of the Company’s common stock upon achievement of certain performance objectives. RSU awards typically have contractual lives of five years from the date of grant and requirements for continuous employment.

The Company has historically granted stock options and restricted stock as part of its equity incentive plans. On January 2, 2012, the Company granted 113,000 performance related stock awards in the form of RSUs to members of management. The number of RSUs that vest is determined annually, for each year in the five-year period from date of grant, by multiplying the number of RSUs granted by the sum of (a) the average of the percentage change (positive or negative) in operating income and diluted earnings per share in each of the 5 years as compared to operating income and diluted earnings per share reported in the Company’s 2011 fiscal year, plus (b) 5%, rounded to the nearest whole number, less (c) the number of RSUs previously vested. No dividends are paid on RSUs and RSUs have no voting rights. The fair value of an RSU is determined based on the market value of the Company’s common stock on the date of grant, discounted for lack of marketability for a minimum post-vesting holding requirement. The Company reports compensation expense over the life of the award based on an estimated number of shares that will vest over the life of the award, multiplied by the fair value of an RSU. The closing market price of a share of the Company’s common stock on the grant date was $48.15 as reported on the NASDAQ Global Select Market and the discount rate used for RSU award grants during the thirty-nine-week period ended September 29, 2012 was 7%.

The Company recognized approximately $632,000 of share-based compensation expense related to RSU awards in the thirty-nine-week period ended September 29, 2012. As of September 29, 2012, there was a maximum of $4.4 million of total unrecognized compensation cost related to RSU awards granted under the Plans with an expected average remaining life of approximately 4.3 years. The amount of future compensation expense to be recognized will be determined based on actual future operating results. As of September 29, 2012, 113,000 performance-related RSU awards were outstanding.

(4)	Income Taxes

The provisions for income taxes for the 2012 and 2011 thirty-nine-week periods were based on estimated full year combined effective income tax rates of approximately 37.8% and 38.2%, respectively, which were higher than the statutory federal income tax rate primarily as a result of state taxes, the meals and entertainment exclusion and non-deductible stock-based compensation. The decrease in the effective income tax rate in the 2012 thirty-nine-week period compared to the 2011 thirty-nine-week period was due to income tax benefits recognized in 2012 upon the disqualifying disposition of the Company’s common stock by employees who obtained the stock through exercises of incentive stock options.

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

The following table provides a reconciliation of the average number of common shares outstanding used to calculate earnings per share attributable to Landstar to the average number of common shares and common share equivalents outstanding used to calculate diluted earnings per share attributable to Landstar (in thousands):

	Thirty Nine Weeks Ended		Thirteen Weeks Ended
	September 29, 2012	September 24, 2011	September 29, 2012	September 24, 2011
Average number of common shares outstanding	46,775	47,670	46,614	47,358
Incremental shares from assumed exercises of stock options	189	65	118	29

Average number of common shares and common share equivalents outstanding	46,964	47,735	46,732	47,387

For the thirty-nine-week and thirteen-week periods ended September 29, 2012, 2,000 and 323,000, respectively, options outstanding to purchase shares of common stock were excluded from the calculation of diluted earnings per share attributable to Landstar because they were antidilutive. For the thirty-nine-week and thirteen-week periods ended September 24, 2011, there were 224,844 and 578,867, respectively, options outstanding to purchase shares of common stock excluded from the calculation of diluted earnings per share attributable to Landstar because they were antidilutive. For the thirty-nine-week and thirteen-week periods ended September 29, 2012, RSUs were excluded from the calculation of diluted earnings per share attributable to Landstar because the performance metrics requirements for vesting have not been satisfied.

(6)	Additional Cash Flow Information

During the 2012 thirty-nine-week period, Landstar paid income taxes and interest of $48,528,000 and $2,331,000, respectively. During the 2011 thirty-nine-week period, Landstar paid income taxes and interest of $42,120,000 and $2,368,000, respectively. Landstar acquired operating property by entering into capital leases in the amount of $42,952,000 and $13,038,000 in the 2012 and 2011 thirty-nine-week periods, respectively.

(7)	Segment Information

The following table summarizes information about Landstar’s reportable business segments as of and for the thirty-nine-week and thirteen-week periods ended September 29, 2012 and September 24, 2011 (in thousands):

	Thirty Nine Weeks Ended
	September 29, 2012			September 24, 2011
	Transportation Logistics	Insurance	Total	Transportation Logistics	Insurance	Total

External revenue	$2,075,475	$26,689	$2,102,164	$1,906,037	$25,523	$1,931,560
Investment income		1,185	1,185		1,294	1,294
Internal revenue		22,457	22,457		21,681	21,681
Operating income	130,009	26,309	156,318	113,749	18,546	132,295
Expenditures on long-lived assets	4,428		4,428	3,460		3,460
Goodwill	57,470		57,470	57,470		57,470

	Thirteen Weeks Ended
	September 29, 2012			September 24, 2011
	Transportation Logistics	Insurance	Total	Transportation Logistics	Insurance	Total

External revenue	$708,081	$9,087	$717,168	$675,416	$8,597	$684,013
Investment income		393	393		373	373
Internal revenue		5,990	5,990		5,864	5,864
Operating income	43,881	10,498	54,379	41,254	8,279	49,533
Expenditures on long-lived assets	1,446		1,446	631		631

In the thirty-nine-week and thirteen-week periods ended September 29, 2012 and September 24, 2011, there were no customers who accounted for 10 percent or more of the Company’s revenue.

(8)	Investments

Investments include investment-grade bonds and U.S. Treasury obligations having maturities of up to five years (the “bond portfolio”). Investments in the bond portfolio are reported as available-for-sale and are carried at fair value. Investments maturing less than one year from the balance sheet date are included in short-term investments and investments maturing more than one year from the balance sheet date are included in other assets in the consolidated balance sheets. Management performs an analysis of the nature of the unrealized losses on available-for-sale investments to determine whether such losses are other-than-temporary. Unrealized losses, representing the excess of the purchase price of an investment over its fair value as of the end of a period, considered to be other-than-temporary are to be included as a charge in the statement of income, while unrealized losses considered to be temporary are to be included as a component of shareholders’ equity. Investments whose values are based on quoted market prices in active markets are classified within Level 1. Investments that trade in markets that are not considered to be active, but are valued based on quoted market prices, are classified within Level 2. As Level 2 investments include positions that are not traded in active markets, valuations may be adjusted to reflect illiquidity and/or non-transferability, which are generally based on available market information. Any transfers between levels are recognized as of the beginning of any reporting period. Fair value of the bond portfolio was determined using Level 1 inputs related to U.S. Treasury obligations and money market investments and Level 2 inputs related to investment-grade corporate bonds, mortgage-backed securities and direct obligations of government agencies. Unrealized gains, net of unrealized losses, on the investments in the bond portfolio were $1,554,000 and $786,000 at September 29, 2012 and December 31, 2011, respectively.

The amortized cost and fair market values of available-for-sale investments are as follows at September 29, 2012 and December 31, 2011 (in thousands):

		Gross	Gross	Fair
	Amortized Cost	Unrealized Gains	Unrealized Losses	Market Value
September 29, 2012

Money market investments	$2,473	$—	$—	$2,473
Mortgage-backed securities	2,396	115	1	2,510
Corporate bonds and direct obligations of government agencies	68,962	1,395	6	70,351
U.S. Treasury obligations	16,792	51	—	16,843

Total	$90,623	$1,561	$7	$92,177

December 31, 2011

Money market investments	$1,989	$—	$—	$1,989
Mortgage-backed securities	3,017	61	18	3,060
Corporate bonds and direct obligations of government agencies	51,014	819	126	51,707
U.S. Treasury obligations	11,682	51	1	11,732

Total	$67,702	$931	$145	$68,488

For those available-for-sale investments with unrealized losses at September 29, 2012 and December 31, 2011, the following table summarizes the duration of the unrealized loss (in thousands):

	Less than 12 months		12 months or longer		Total
	Fair Market Value	Unrealized Loss	Fair Market Value	Unrealized Loss	Fair Market Value	Unrealized Loss
September 29, 2012

Mortgage-backed securities	$131	$1	$—	$—	$131	$1
Corporate bonds and direct obligations of government agencies	2,981	2	496	4	3,477	6

Total	$3,112	$3	$496	$4	$3,608	$7

December 31, 2011

Mortgage-backed securities	$468	$18	$—	$—	$468	$18
Corporate bonds and direct obligations of government agencies	6,067	126	—	—	6,067	126
U.S. Treasury obligations	591	1	—	—	591	1

Total	$7,126	$145	$—	$—	$7,126	$145

(9)	Commitments and Contingencies

Short-term investments include $38,112,000 in current maturities of investments held by the Company’s insurance segment at September 29, 2012. These short-term investments together with $12,050,000 of the non-current portion of investments included in other assets at September 29, 2012 provide collateral for the $45,146,000 of letters of credit issued to guarantee payment of insurance claims. As of September 29, 2012, Landstar also had $33,555,000 of letters of credit outstanding under the Company’s Credit Agreement.

Reference is made to the descriptions of certain pending legal proceedings in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011. There have been no material developments with respect to any such pending legal proceedings during the thirty-nine-week period ended September 29, 2012.

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

The transportation logistics segment provides a wide range of transportation services and supply chain solutions. Transportation services offered by the Company include truckload and less-than-truckload transportation, rail intermodal, air cargo, ocean cargo, expedited ground and air delivery of time-critical freight, heavy-haul/specialized, U.S.-Canada and U.S.-Mexico cross-border, project cargo and customs brokerage. Supply chain solutions are based on advanced technology solutions utilizing intellectual property that may be owned by the Company or licensed from third parties. Such solutions as offered by the Company may include integrated multi-modal solutions, outsourced logistics, supply chain engineering and warehousing. Industries serviced by the transportation logistics segment include automotive products, paper, lumber and building products, metals, chemicals, foodstuffs, heavy machinery, retail, electronics, ammunition and explosives and military equipment. In addition, the transportation logistics segment provides transportation services to other transportation companies, including logistics and less-than-truckload service providers. Each of the independent commission sales agents has the opportunity to market all of the services provided by the transportation logistics segment. Freight transportation services are typically charged to customers on a per shipment basis for the physical transportation of freight. Supply chain solution customers are generally charged fees for the services provided. Revenue recognized by the transportation logistics segment when providing capacity to customers to haul their freight is referred to herein as “transportation services revenue” and revenue for freight management services recognized on a fee-for-service basis is referred to herein as “transportation management fees.” During the thirty nine weeks ended September 29, 2012, transportation services revenue hauled by BCO Independent Contractors, Truck Brokerage Carriers and railroads represented 51%, 43% and 2%, respectively, of the Company’s transportation logistics segment revenue. Collectively, transportation services revenue hauled by air and ocean carriers represented 3% of the Company’s transportation logistics segment revenue in the thirty-nine-week period ended September 29, 2012. Transportation management fees represented 1% of the Company’s transportation logistics segment revenue in the thirty-nine-week period ended September 29, 2012.

The insurance segment is comprised of Signature Insurance Company, a wholly owned offshore insurance subsidiary, and Risk Management Claim Services, Inc. This segment provides risk and claims management services to certain of Landstar’s operating subsidiaries. In addition, it reinsures certain risks of the Company’s BCO Independent Contractors and provides certain property and casualty insurance directly to certain of Landstar’s operating subsidiaries. Revenue at the insurance segment represents reinsurance premiums from third party insurance companies that provide insurance programs to BCO Independent Contractors where all or a portion of the risk of loss is borne by the Company. Revenue at the insurance segment represented approximately 1% of the Company’s consolidated revenue for the thirty nine weeks ended September 29, 2012.

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

	Thirty Nine Weeks Ended		Thirteen Weeks Ended
	September 29,	September 24,	September 29,	September 24,
	2012	2011	2012	2011
Revenue generated through (in thousands):

BCO Independent Contractors	$1,057,109	$1,020,856	$355,861	$351,108
Truck Brokerage Carriers	886,532	747,122	307,600	274,731
Rail intermodal	55,002	53,991	18,782	19,159
Ocean and air cargo carriers	60,227	68,261	20,100	25,330
Other (1)	43,294	41,330	14,825	13,685

	$2,102,164	$1,931,560	$717,168	$684,013

Number of loads:

BCO Independent Contractors	616,200	601,990	201,050	199,260
Truck Brokerage Carriers	510,360	441,930	176,760	154,720
Rail intermodal	22,290	22,750	7,470	7,920
Ocean and air cargo carriers	11,760	12,150	3,850	4,200

	1,160,610	1,078,820	389,130	366,100

Revenue per load:

BCO Independent Contractors	$1,716	$1,696	$1,770	$1,762
Truck Brokerage Carriers	1,737	1,691	1,740	1,776
Rail intermodal	2,468	2,373	2,514	2,419
Ocean and air cargo carriers	5,121	5,618	5,221	6,031

(1)	Includes premium revenue generated by the insurance segment and warehousing and transportation management fee revenue generated by the transportation logistics segment.

Also critical to the Company’s success is its ability to secure capacity, particularly truck capacity, at rates that allow the Company to profitably transport customers’ freight. The following table summarizes available truck capacity providers:

	September 29, 2012	September 24, 2011

BCO Independent Contractors	8,074	7,798
Truck Brokerage Carriers:
Approved and active (1)	20,474	18,402
Other approved	9,315	9,088

	29,789	27,490

Total available truck capacity providers	37,863	35,288

Number of trucks provided by BCO Independent Contractors	8,596	8,314

(1)	Active refers to Truck Brokerage Carriers who moved at least one load in the 180 days immediately preceding the fiscal quarter end.

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

In general, gross profit margin on revenue hauled by BCO Independent Contractors represents a fixed percentage of revenue due to the nature of the contracts that pay a fixed percentage of revenue to both the BCO Independent Contractors and independent commission sales agents. For revenue hauled by Truck Brokerage Carriers, gross profit margin is either fixed or variable as a percent of revenue, depending on the contract with each individual independent commission sales agent. Under certain contracts with independent commission sales agents, the Company retains a fixed percentage of revenue and the agent retains the amount remaining less the cost of purchased transportation (the “retention contracts”). Gross profit margin on revenue hauled by railroads, air cargo carriers, ocean cargo carriers and Truck Brokerage Carriers, other than those under retention contracts, is variable in nature as the Company’s contracts with independent commission sales agents provide commissions to agents at a contractually agreed upon percentage of net revenue for these types of loads. Approximately 62% of the Company’s revenue in the thirty-nine-week period ended September 29, 2012 had a fixed gross profit margin.

Maintenance costs for Company-provided trailing equipment, BCO Independent Contractor recruiting costs and the provision for uncollectible advances and other receivables due from BCO Independent Contractors and independent commission sales agents are the largest components of other operating costs. Also included in other operating costs are gains/losses, if any, on sales of Company-owned trailing equipment.

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

The following table sets forth the percentage relationship of purchased transportation and commissions to agents, both being direct costs, to revenue and indirect costs as a percentage of gross profit for the periods indicated:

	Thirty Nine Weeks Ended		Thirteen Weeks Ended
	September 29, 2012	September 24, 2011	September 29, 2012	September 24, 2011

Revenue	100.0%	100.0%	100.0%	100.0%

Purchased transportation	76.3	75.6	76.4	75.8
Commissions to agents	7.7	7.9	7.8	8.0

Gross profit margin	16.0%	16.5%	15.8%	16.2%

Gross profit	100.0%	100.0%	100.0%	100.0%
Investment income	0.4	0.4	0.3	0.3
Indirect costs and expenses:
Other operating costs	5.3	6.9	5.7	5.8
Insurance and claims	8.5	10.7	7.1	8.5
Selling, general and administrative	33.9	35.2	33.2	35.4
Depreciation and amortization	6.1	6.1	6.3	5.9

Total costs and expenses	53.8	58.9	52.2	55.6

Operating margin	46.6%	41.5%	48.1%	44.7%

THIRTY NINE WEEKS ENDED SEPTEMBER 29, 2012 COMPARED TO THIRTY NINE WEEKS ENDED SEPTEMBER 24, 2011

Revenue for the 2012 thirty-nine-week period was $2,102,164,000, an increase of $170,604,000, or 9%, compared to the 2011 thirty-nine-week period. Revenue increased $169,438,000, or 9%, at the transportation logistics segment. The increase in revenue at the transportation logistics segment was primarily attributable to an 8% increase in the number of loads hauled and an increased revenue per load of approximately 1%. Included in the 2012 and 2011 thirty-nine-week periods was $16,286,000 and $15,417,000, respectively, of transportation management fee revenue. Revenue at the insurance segment, representing reinsurance premiums from third party insurance companies that provide insurance programs to BCO Independent Contractors where all or a portion of the risk of loss is borne by the Company, was $26,689,000 and $25,523,000 for the 2012 and 2011 thirty-nine-week periods, respectively.

Truck transportation revenue hauled by BCO Independent Contractors and Truck Brokerage Carriers (together the “third-party truck capacity providers”) for the thirty-nine-week period ended September 29, 2012, was $1,943,641,000, or 92% of total revenue, and increased $175,663,000, or 10%, compared to the 2011 thirty-nine-week period. The number of loads hauled by third-party truck capacity providers in the 2012 thirty-nine-week period increased 8% compared to the 2011 thirty-nine-week period, and revenue per load on revenue hauled by third-party truck capacity providers increased 2% compared to the 2011 thirty-nine-week period. The increase in the number of loads hauled by third-party truck capacity providers was primarily attributable to increased loads hauled on unsided/platform trailing equipment and loads generated from the addition of new independent commission sales agents. The increase in revenue per load on revenue hauled by third-party truck capacity providers was primarily attributable to both an increase in the number of loads hauled on unsided/platform equipment, which has a higher revenue per load, and an increase in the revenue per load on loads hauled on unsided/platform equipment. Fuel surcharges on Truck Brokerage Carrier revenue identified separately in billings to customers and included as a component of Truck Brokerage Carrier revenue were $83,075,000 and $71,129,000 in the 2012 and 2011 periods, respectively. Fuel surcharges billed to customers on revenue hauled by BCO Independent Contractors are excluded from revenue.

Transportation revenue hauled by railroads, air cargo carriers and ocean cargo carriers (together the “multimode capacity providers”) for the thirty-nine-week period ended September 29, 2012, was $115,229,000, or 5% of total revenue, and decreased $7,023,000, or 6%, compared to the 2011 thirty-nine-week period. The number of loads hauled by multimode capacity providers in the 2012 thirty-nine-week period decreased 2% compared to the 2011 thirty-nine-week period, while revenue per load on the revenue hauled by multimode capacity providers decreased 3% over the same period. The decrease in the number of loads hauled by multimode capacity providers was primarily attributable to decreased chartered air loads resulting partly from the termination of one independent commission sales agent in the 2012 period plus lower demand for international air freight. Revenue per load on revenue hauled by multimode capacity providers is influenced by many factors, including the mode of transportation used, length of haul, complexity of freight, density of freight lanes, fuel costs and availability of capacity.

Purchased transportation was 76.3% and 75.6% of revenue in the 2012 and 2011 thirty-nine-week periods, respectively. The increase in purchased transportation as a percentage of revenue was primarily attributable to increased rates of purchased transportation paid to Truck Brokerage Carriers and an increase in the percentage of revenue hauled by Truck Brokerage Carriers, which has a higher rate of purchased transportation. Commissions to agents were 7.7% and 7.9% of revenue in the 2012 and 2011 periods, respectively. The decrease in commissions to agents as a percentage of revenue was attributable to a decreased net revenue margin, defined as net revenue divided by revenue, on revenue hauled by Truck Brokerage Carriers.

Investment income at the insurance segment was $1,185,000 and $1,294,000 in the 2012 and 2011 thirty-nine-week periods, respectively. The decrease in investment income was primarily due to a lower average rate of return on investments held by the insurance segment in the 2012 period.

Other operating costs were 5.3% and 6.9% of gross profit in the 2012 and 2011 thirty-nine-week periods, respectively. The decrease in other operating costs as a percentage of gross profit was primarily attributable to the effect of increased gross profit, increased gains on sales of trailing equipment, a decreased provision for contractor bad debt and decreased trailing equipment maintenance costs. Insurance and claims were 8.5% of gross profit in the 2012 period and 10.7% of gross profit in the 2011 period. The decrease in insurance and claims as a percentage of gross profit was primarily due to the effect of an increase in the percent of gross profit contributed from revenue hauled by Truck Brokerage Carriers in the 2012 period, which has a lower liability exposure to the Company, a decrease in the severity of commercial trucking claims and favorable development of prior year claims in the 2012 thirty-nine-week period. Selling, general and administrative costs were 33.9% of gross profit in the 2012 period and 35.2% of gross profit in the 2011 period. The decrease in selling, general and administrative costs as a percentage of gross profit was primarily attributable to the effect of increased gross profit, decreased legal fees and a decrease in the provision for bonuses under the Company’s incentive compensation plan. Depreciation and amortization were 6.1% of gross profit in both the 2012 and 2011 periods.

The provisions for income taxes for the 2012 and 2011 thirty-nine-week periods were based on effective income tax rates of approximately 37.8% and 38.2%, respectively, which were higher than the statutory federal income tax rate primarily as a result of state taxes, the meals and entertainment exclusion and non-deductible stock compensation expense. The decrease in the effective income tax rate in the 2012 thirty-nine-week period compared to the 2011 thirty-nine-week period was due to income tax benefits recognized upon the disqualifying disposition of the Company’s common stock by employees who obtained the stock through exercises of incentive stock options.

Net income attributable to the Company was $95,803,000, or $2.05 per common share ($2.04 per diluted share), in the 2012 thirty-nine-week period. Net income attributable to the Company was $80,375,000, or $1.69 per common share ($1.68 per diluted share), in the 2011 thirty-nine-week period.

THIRTEEN WEEKS ENDED SEPTEMBER 29, 2012 COMPARED TO THIRTEEN WEEKS ENDED SEPTEMBER 24, 2011

Revenue for the 2012 thirteen-week period was $717,168,000, an increase of $33,155,000, or 5%, compared to the 2011 thirteen-week period. Revenue increased $32,665,000, or 5%, at the transportation logistics segment. The increase in revenue at the transportation logistics segment was primarily attributable to a 6% increase in the number of loads hauled, offset by decreased revenue per load of approximately 1%. Included in the 2012 and 2011 thirteen-week periods was $5,636,000 and $4,998,000, respectively, of transportation management fee revenue. Revenue at the insurance segment was $9,087,000 and $8,597,000 for the 2012 and 2011 thirteen-week periods, respectively.

Truck transportation revenue hauled by third-party truck capacity providers for the thirteen-week period ended September 29, 2012, was $663,461,000, or 93% of total revenue, and increased $37,622,000, or 6%, compared to the 2011 thirteen-week period. The number of loads hauled by third-party truck capacity providers in the 2012 thirteen-week period increased 7% compared to the 2011 thirteen-week period, while revenue per load on revenue hauled by third-party truck capacity providers decreased 1% compared to the 2011 thirteen-week period. The increase in the number of loads hauled by third-party truck capacity providers was primarily attributable to an increase in overall demand. Fuel surcharges on Truck Brokerage Carrier revenue identified separately in billings to customers and included as a component of Truck Brokerage Carrier revenue were $27,527,000 and $25,903,000 in the 2012 and 2011 periods, respectively.

Transportation revenue hauled by multimode capacity providers for the thirteen-week period ended September 29, 2012, was $38,882,000, or 5% of total revenue, and decreased $5,607,000, or 13%, compared to the 2011 thirteen-week period. The number of loads hauled by multimode capacity providers in the 2012 thirteen-week period decreased 7% compared to the 2011 thirteen-week period, and revenue per load on revenue hauled by multimode capacity providers decreased 6% over the same period. The decrease in the number of loads hauled by multimode capacity providers was primarily attributable to decreased chartered air loads, primarily resulting from the termination of one independent commission sales agent in the 2012 period plus lower demand for international air freight.

Purchased transportation was 76.4% and 75.8% of revenue in the 2012 and 2011 thirteen-week periods, respectively. The increase in purchased transportation as a percentage of revenue was primarily attributable to an increase in the percentage of revenue hauled by Truck Brokerage Carriers, which has a higher rate of purchased transportation, and an increase in the rate of purchased transportation paid to Truck Brokerage Carriers. Commissions to agents were 7.8% of revenue in the 2012 period and 8.0% of revenue in the 2011 period. The decrease in commissions to agents as a percentage of revenue was primarily attributable to a decreased net revenue margin on revenue hauled by Truck Brokerage Carriers.

Investment income at the insurance segment was $393,000 and $373,000 in the 2012 and 2011 thirteen-week periods, respectively. The increase in investment income was primarily due to higher average investments held by the insurance segment in the 2012 period.

Other operating costs were 5.7% and 5.8% of gross profit in the 2012 and 2011 thirteen-week periods, respectively. The decrease in other operating costs as a percentage of gross profit was primarily attributable to increased gains on sales of trailing equipment, a decreased provision for contractor bad debt and the effect of increased gross profit. Insurance and claims were 7.1% of gross profit in the 2012 period and 8.5% of gross profit in the 2011 period. The decrease in insurance and claims as a percentage of gross profit was primarily due to increased favorable development of prior year claims in the 2012 period. Selling, general and administrative costs were 33.2% of gross profit in the 2012 period and 35.4% of gross profit in the 2011 period. The decrease in selling, general and administrative costs as a percentage of gross profit was primarily attributable to a decreased provision for bonuses under the Company’s incentive compensation plan, decreased legal fees and the effect of increased gross profit, partly offset by an increased provision for customer bad debt. Depreciation and amortization was 6.3% of gross profit in the 2012 period compared with 5.9% in the 2011 period. The increase in depreciation and amortization as a percentage of gross profit was primarily due to additions of trailing equipment that replaced older fully depreciated trailing equipment.

The provisions for income taxes for the 2012 and 2011 thirteen-week periods were both based on an effective income tax rate of approximately 38.2%, which was higher than the statutory federal income tax rate primarily as a result of state taxes, the meals and entertainment exclusion and non-deductible stock compensation expense.

Net income attributable to the Company was $33,101,000, or $0.71 per common share ($0.71 per diluted share), in the 2012 thirteen-week period. Net income attributable to the Company was $30,158,000, or $0.64 per common share ($0.64 per diluted share), in the 2011 thirteen-week period.

CAPITAL RESOURCES AND LIQUIDITY

Working capital and the ratio of current assets to current liabilities were $247,051,000 and 1.7 to 1, respectively, at September 29, 2012, compared with $220,679,000 and 1.7 to 1, respectively, at December 31, 2011. Landstar has historically operated with current ratios within the range of 1.5 to 1 to 2.0 to 1. Cash provided by operating activities was $103,285,000 in the 2012 thirty-nine-week period compared with $84,394,000 in the 2011 thirty-nine-week period. The increase in cash flow provided by operating activities was primarily attributable to the timing of collections of trade receivables and increased net income.

The Company paid $0.17 per share, or $7,956,000, and $0.155 per share, or $7,407,000, in cash dividends during the thirty-nine-week periods ended September 29, 2012 and September 24, 2011, respectively. During the thirty-nine-week period ended September 29, 2012, the Company purchased 499,400 shares of its common stock at a total cost of $24,582,000. As of September 29, 2012, the Company may purchase up to an additional 2,017,151 shares of its common stock under its authorized stock purchase program. Long-term debt, including current maturities, was $119,114,000 at September 29, 2012, $13,228,000 lower than at December 31, 2011.

Equity was $371,433,000, or 76% of total capitalization (defined as long-term debt including current maturities plus equity), at September 29, 2012, compared to $300,577,000, or 69% of total capitalization, at December 31, 2011. The increase in equity was primarily a result of net income and the effect of the exercises of stock options during the period, partially offset by dividends paid by the Company.

On June 29, 2012, Landstar entered into a credit agreement with a syndicate of banks and JPMorgan Chase Bank, N.A., as administrative agent (the “Credit Agreement”). The Credit Agreement, which matures on June 29, 2017, provides $225,000,000 of borrowing capacity in the form of a revolving credit facility, $75,000,000 of which may be utilized in the form of letter of credit guarantees. The initial borrowing of $60,000,000 under the Credit Agreement was used to refinance $60,000,000 of outstanding borrowings under the prior credit agreement, which was terminated.

The Credit Agreement contains a number of covenants that limit, among other things, the incurrence of additional indebtedness. The Company is required to, among other things, maintain a minimum Fixed Charge Coverage Ratio, as defined in the Credit Agreement, and maintain a Leverage Ratio, as defined in the Credit Agreement, below a specified maximum. The Credit Agreement provides for a restriction on cash dividends and other distributions to stockholders on the Company’s capital stock to the extent there is a default under the Credit Agreement. In addition, the Credit Agreement under certain circumstances limits the amount of such cash dividends and other distributions to stockholders to the extent that, after giving effect to any payment made to effect such cash dividend or other distribution, the Leverage Ratio would exceed 2.5 to 1 on a pro forma basis as of the end of the Company’s most recently completed fiscal quarter. The Credit Agreement provides for an event of default in the event that, among other things, a person or group acquires 25% or more of the outstanding capital stock of the Company or obtains power to elect a majority of the Company’s directors. None of these covenants are presently considered by management to be materially restrictive to the Company’s operations, capital resources or liquidity. The Company is currently in compliance with all of the debt covenants under the Credit Agreement.

At September 29, 2012, the Company had $40,000,000 in borrowings outstanding and $33,555,000 of letters of credit outstanding under the Credit Agreement. At September 29, 2012, there was $151,445,000 available for future borrowings under the Credit Agreement. In addition, the Company has $45,146,000 in letters of credit outstanding as collateral for insurance claims that are secured by investments totaling $50,162,000 at September 29, 2012. Investments, all of which are carried at fair value, include primarily investment-grade bonds and U.S. Treasury obligations having maturities of up to five years. Fair value of investments is based primarily on quoted market prices. See Notes to Consolidated Financial Statements for further discussion on measurement of fair value of investments.

Historically, the Company has generated sufficient operating cash flow to meet its debt service requirements, fund continued growth, both internal and through acquisitions, complete or execute share purchases of its common stock under authorized share purchase programs, pay dividends and meet working capital needs. As a non-asset based provider of transportation services and supply chain solutions, the Company’s annual capital requirements for operating property are generally for trailing equipment and information technology hardware and software. In addition, a significant portion of the trailing equipment used by the Company is provided by third party capacity providers, thereby reducing the Company’s capital requirements. During the 2012 thirty-nine-week period, the Company purchased $4,428,000 of operating property and acquired $42,952,000 of trailing equipment by entering into capital leases. Landstar anticipates acquiring approximately $5,000,000 in operating property, primarily new trailing equipment to replace older trailing equipment and information technology equipment, during the remainder of fiscal year 2012 either by purchase or lease financing.

Management believes that cash flow from operations combined with the Company’s borrowing capacity under the Credit Agreement will be adequate to meet Landstar’s debt service requirements, fund continued growth, both internal and through acquisitions, pay dividends, complete the authorized share purchase program and meet working capital needs.

LEGAL MATTERS

Reference is made to the descriptions of certain pending legal proceedings in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011. There have been no material developments with respect to any such pending legal proceedings during the thirty-nine-week period ended September 29, 2012.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The allowance for doubtful accounts for both trade and other receivables represents management’s estimate of the amount of outstanding receivables that will not be collected. Historically, management’s estimates for uncollectible receivables have been materially correct. Although management believes the amount of the allowance for both trade and other receivables at September 29, 2012 is appropriate, a prolonged period of low or no economic growth may adversely affect the collection of these receivables. In addition, liquidity concerns and/or unanticipated bankruptcy proceedings at any of the Company’s larger customers in which the Company is carrying a significant receivable could result in an increase in the provision for uncollectible receivables and have a significant impact on the Company’s results of operations in a given quarter or year. However, it is not expected that an uncollectible accounts receivable resulting from an individual customer would have a significant impact on the Company’s financial condition. Conversely, a more robust economic environment or the recovery of a previously provided for uncollectible receivable from an individual customer may result in the realization of some portion of the estimated uncollectible receivables.

Landstar provides for the estimated costs of self-insured claims primarily on an actuarial basis. The amount recorded for the estimated liability for claims incurred is based upon the facts and circumstances known on the applicable balance sheet date. The ultimate resolution of these claims may be for an amount greater or less than the amount estimated by management. The Company continually revises its existing claim estimates as new or revised information becomes available on the status of each claim. Historically, the Company has experienced both favorable and unfavorable development of prior years’ claims estimates. During the 2012 and 2011 thirty-nine-week periods, insurance and claims costs included $1,352,000 of favorable and $198,000 of unfavorable adjustments to prior years’ claims estimates, respectively. It is reasonably likely that the ultimate outcome of settling all outstanding claims will be more or less than the estimated claims reserve at September 29, 2012.

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

On June 29, 2012, Landstar entered into a credit agreement with a syndicate of banks and JPMorgan Chase Bank, N.A., as administrative agent (the “Credit Agreement”). The Credit Agreement, which matures on June 29, 2017, provides $225,000,000 of borrowing capacity in the form of a revolving credit facility, $75,000,000 of which may be utilized in the form of letter of credit guarantees. The initial borrowing of $60,000,000 under the Credit Agreement was used to refinance $60,000,000 of outstanding borrowings under the prior credit agreement, which was terminated.

Depending upon the specific type of borrowing, borrowings under the Credit Agreement bear interest based on either (a) the prime rate, (b) the federal funds effective rate, (c) the rate at the time offered to JPMorgan Chase Bank, N.A. in the Eurodollar market or (d) the London Interbank Offered Rate, plus a margin that is determined based on the level of the Company’s Leverage Ratio, as defined in the Credit Agreement. As of September 29, 2012 and December 31, 2011, the weighted average interest rate on borrowings outstanding was 1.48% and 1.15%, respectively. During the third quarter of 2012, the average outstanding balance under the Credit Agreement was approximately $47,153,000. Assuming that debt levels on the Credit Agreement remain at $40,000,000, the balance at September 29, 2012, a hypothetical increase of 100 basis points in current rates provided for under the Credit Agreement is estimated to result in an increase in interest expense of $400,000 on an annualized basis. Based on the borrowing rates in the Credit Agreement and the repayment terms, the fair value of the outstanding borrowings as of September 29, 2012 was estimated to approximate carrying value. All amounts outstanding under the Credit Agreement are payable on June 29, 2017, the maturity date of the Credit Agreement.

Long-term investments, all of which are available-for-sale and are carried at fair value, include primarily investment-grade bonds and U.S. Treasury obligations having maturities of up to five years. Assuming that the long-term portion of investments remains at $54,065,000, the balance at September 29, 2012, a hypothetical increase or decrease in interest rates of 100 basis points would not have a material impact on future earnings on an annualized basis. Short-term investments consist of short-term investment-grade instruments and the current maturities of investment-grade corporate bonds and U.S. Treasury obligations. Accordingly, any future interest rate risk on these short-term investments would not be material.

Assets and liabilities of the Company’s Canadian operations are translated from their functional currency to U.S. dollars using exchange rates in effect at the balance sheet date and revenue and expense accounts are translated at average monthly exchange rates during the period. Adjustments resulting from the translation process are included in accumulated other comprehensive income. Transactional gains and losses arising from receivable and payable balances, including intercompany balances, in the normal course of business that are denominated in a currency other than the functional currency of the operation are recorded in the statements of income when they occur. The net assets held at the Company’s Canadian subsidiary at September 29, 2012 were, as translated to U.S. dollars, less than 1% of total consolidated net assets. Accordingly, any translation gain or loss related to the Canadian operation would not be material.

Item 4. Controls and Procedures

As of the end of the period covered by this quarterly report on Form 10-Q, an evaluation was carried out, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended). Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of September 29, 2012 to provide reasonable assurance that information required to be disclosed by the Company in reports that it filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There were no significant changes in the Company’s internal controls over financial reporting during the Company’s fiscal quarter ended September 29, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Reference is made to the descriptions of certain pending legal proceedings in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011. There have been no material developments with respect to any such pending legal proceedings during the thirty-nine-week period ended September 29, 2012.

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

Purchases of Equity Securities by the Company

The following table provides information regarding the Company’s purchase of its common stock during the period from July 1, 2012 to September 29, 2012, the Company’s third fiscal quarter:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased Under the Program

June 30, 2012				200,951
July 1, 2012 – July 28, 2012	—	$—	—	2,200,951
July 29, 2012 – August 25, 2012	—	—	—	2,200,951
August 26, 2012 – September 29, 2012	183,800	48.04	183,800	2,017,151

Total	183,800	$48.04	183,800

On August 16, 2011, Landstar System, Inc. announced that it had been authorized by its Board of Directors to purchase up to 1,000,000 shares of its common stock from time to time in the open market and in privately negotiated transactions. On July 25, 2012, Landstar System, Inc. announced that it had been authorized by its Board of Directors to purchase up to an additional 2,000,000 shares of its common stock from time to time in the open market and in privately negotiated transactions. No specific expiration date has been assigned to these authorizations. In the aggregate, as of September 29, 2012, the Company has authorization to purchase 2,017,151 shares of its common stock under these programs.

During the thirty-nine-week period ended September 29, 2012, Landstar paid dividends as follows:

Dividend Amount per Share	Declaration Date	Record Date	Payment Date

$0.055	January 25, 2012	February 20, 2012	March 16, 2012
$0.055	April 25, 2012	May 10, 2012	June 1, 2012
$0.060	July 25, 2012	August 13, 2012	August 31, 2012

On June 29, 2012, Landstar entered into a credit agreement with a syndicate of banks and JPMorgan Chase Bank, N.A., as administrative agent (the “Credit Agreement”). The Credit Agreement provides for a restriction on cash dividends and other distributions to stockholders on the Company’s capital stock in the event there is a default under the Credit Agreement. In addition, the Credit Agreement, under certain circumstances, limits the amount of such cash dividends and other distributions to stockholders to the extent that, after giving effect to any payment made to effect such cash dividend or other distribution, the Leverage Ratio (as defined in the Credit Agreement) would exceed 2.5 to 1 on a pro forma basis as of the end of the Company’s most recently completed fiscal quarter.

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

LANDSTAR SYSTEM, INC.

Date: November 2, 2012	/s/ Henry H. Gerkens
Henry H. Gerkens
Chairman, President and Chief Executive Officer

Date: November 2, 2012	/s/ James B. Gattoni
James B. Gattoni
Vice President and Chief Financial Officer