Form 10-K
period 2012-12-29
LANDSTAR SYSTEM INC
filed 2013-02-21
CIK 853816

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 29, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes   ☐    No   ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant was $2,392,435,000 (based on the per share closing price on June 30, 2012, the last business day of the Company’s second fiscal quarter, as reported on the NASDAQ Global Select Market). In making this calculation, the registrant has assumed, without admitting for any purpose, that all directors and executive officers of the registrant, and no other persons, are affiliates.

The number of shares of the registrant’s common stock, par value $0.01 per share (the “Common Stock”), outstanding as of the close of business on January 25, 2013 was 46,494,114.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following document are incorporated by reference in this Form 10-K as indicated herein:

Document	Part of 10-K Into Which Incorporated
Proxy Statement relating to Landstar System, Inc.’s Annual Meeting of Stockholders scheduled to be held on May 23, 2013	Part III

LANDSTAR SYSTEM, INC.

2012 ANNUAL REPORT ON FORM 10-K

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

Landstar markets its freight transportation services and supply chain solutions primarily through independent commission sales agents who enter into contractual arrangements with the Company and are responsible for locating freight, making that freight available to capacity providers and coordinating the transportation of the freight with customers and capacity providers. The Company’s third party capacity providers consist of independent contractors who provide truck capacity to the Company under exclusive lease arrangements (the “BCO Independent Contractors”), unrelated trucking companies who provide truck capacity to the Company under non-exclusive contractual arrangements (the “Truck Brokerage Carriers”), air cargo carriers, ocean cargo carriers, railroads and independent warehouse capacity providers (“Warehouse Capacity Owners”). Through this network of agents and capacity providers linked together by Landstar’s information technology systems, Landstar operates a transportation services and supply chain solutions business primarily throughout North America with revenue of $2.8 billion during the most recently completed fiscal year. The Company reports the results of two operating segments: the transportation logistics segment and the insurance segment.

Transportation Logistics Segment

The transportation logistics segment provides a wide range of transportation services and supply chain solutions. Transportation services offered by the Company include truckload and less-than-truckload transportation, rail intermodal, air cargo, ocean cargo, expedited ground and air delivery of time-critical freight, heavy-haul/specialized, U.S.-Canada and U.S.-Mexico cross-border, project cargo and customs brokerage. Supply chain solutions are based on advanced technology solutions utilizing intellectual property that may be owned by the Company or licensed from third parties. Such solutions as offered by the Company may include integrated multi-modal solutions, outsourced logistics, supply chain engineering and warehousing. Industries serviced by the transportation logistics segment include automotive products, lumber and building products, metals, chemicals, foodstuffs, heavy machinery, retail, electronics, ammunition and explosives and military equipment. In addition, the transportation logistics segment provides transportation services to other transportation companies, including logistics and less-than-truckload service providers. Each of the Company’s independent commission sales agents has the opportunity to market all of the services provided by the transportation logistics segment. Freight transportation services are typically charged to customers on a per shipment basis for the physical transportation of freight. Supply chain solutions customers are generally charged fees for the services provided. Revenue recognized by the transportation logistics segment when providing capacity to customers to haul their freight is referred to herein as “transportation services revenue” and revenue for freight management services recognized on a fee-for-service basis is referred to herein as “transportation management fees.” See “Notes to Consolidated Financial Statements” for the amount of revenue from external customers, measure of profit and total assets attributable to the transportation logistics segment for the last three fiscal years.

Truck Services.    The transportation logistics segment’s truck transportation services include a full array of truckload transportation for a wide range of commodities, much of which are transported over irregular or non-repetitive routes, and, to a lesser degree, less-than-truckload transportation services. The Company utilizes a broad assortment of equipment, including dry and specialty vans of various sizes, unsided trailers (including flatbeds, drop decks and light specialty trailers), temperature-controlled vans and containers. Available truck transportation services also include short-to-long haul movement of containers by truck and expedited ground and dedicated power-only truck capacity. During fiscal year 2012, revenue hauled by BCO Independent Contractors and Truck Brokerage Carriers was 49% and 43%, respectively, of total revenue. The Company’s truck services contributed 92% of total revenue in each of fiscal year 2012, 2011 and 2010.

Rail Intermodal Services.    The transportation logistics segment has contracts with Class 1 domestic and Canadian railroads, certain short-line railroads and most major asset-based intermodal equipment providers, including agreements with stacktrain operators and container and trailing equipment companies. In addition, the transportation logistics segment has contracts with a vast network of local trucking companies that handle pick-up and delivery of rail freight. These contracts provide the transportation logistics segment the ability to transport freight via rail throughout the United States, Canada and Mexico. The transportation logistics segment’s rail intermodal service capabilities include trailer on flat car, container on flat car, box car and railcar. The transportation logistics segment’s rail intermodal services contributed 3% of total revenue in each of fiscal year 2012, 2011 and 2010.

Air and Ocean Services.    The transportation logistics segment has contracts with domestic and international airlines and ocean lines. These contracts give the transportation logistics segment the capability to provide domestic and international air services and international ocean services to its customers. The transportation logistics segment executes international freight transportation as an International Air Transport Association (IATA) certified Indirect Air Carrier (IAC) and Federal Maritime Commission (FMC) licensed non-vessel operating common carrier (NVOCC). The transportation logistics segment also provides international freight transportation solutions as a licensed freight forwarder. Through its network of independent commission sales agents and relationships within a global network of foreign freight forwarders, the transportation logistics segment provides efficient and cost effective door-to-door transportation to most points in the world for a vast array of cargo types such as over-sized break bulk, consolidations, full container loads and refrigerated. The transportation logistics segment’s air and ocean services contributed 3% of total revenue in each of fiscal year 2012, 2011 and 2010.

Supply Chain Services.    The transportation logistics segment offers customers technology-based supply chain solutions and other value-added services on a fee-for-service basis and these services are also often provided in conjunction with the Company’s transportation service offerings. Service capabilities include logistics order management, shipment planning and optimization, rate management, transportation sourcing, in-transit visibility and shipment execution. The transportation logistics segment also offers warehousing solutions that provide customers with nationwide access to available warehouse capacity utilizing a network of independently owned and operated regional warehouse facilities without Landstar owning or leasing facilities or hiring employees to work at warehouses. The transportation logistics segment’s transportation management fee services contributed 1% of total revenue in each of fiscal year 2012, 2011 and 2010.

Insurance Segment

The insurance segment is comprised of Signature, a wholly owned offshore insurance subsidiary, and RMCS. This segment provides risk and claims management services to certain of Landstar’s Operating Subsidiaries. In addition, it reinsures certain risks of the Company’s BCO Independent Contractors and provides certain property and casualty insurance directly to certain of Landstar’s Operating Subsidiaries. Revenue at the insurance segment represents reinsurance premiums from third party insurance companies that provide insurance programs to BCO Independent Contractors where all or a portion of the risk of loss is borne by the Company. Revenue at the insurance segment represented approximately 1% of the Company’s total revenue in each of fiscal year 2012, 2011 and 2010. See “Notes to Consolidated Financial Statements” for the amount of revenue from external customers, measure of profit and total assets attributable to the insurance segment for the last three fiscal years.

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

The independent commission sales agents use a variety of proprietary and third party information technology applications, depending on the mode of transportation, provided by the Company to service the requirements of shippers. For truck services, the Company’s independent commission sales agents use Landstar proprietary software which enables agents to enter available freight, dispatch capacity and process most administrative procedures and then communicate that information to Landstar and its capacity providers via the internet. The Company’s web-based available truck information system provides a listing of available truck capacity to the Company’s independent commission sales agents. For modes of transportation other than trucking, the independent commission sales agents utilize mostly third party information technology applications provided by the Company.

Commissions to agents are based on contractually agreed-upon percentages of revenue or net revenue, defined as revenue less the cost of purchased transportation, or net revenue less a contractually agreed upon percentage of revenue retained by Landstar. Commissions to agents as a percentage of consolidated revenue will vary directly with fluctuations in the percentage of consolidated revenue generated by the various modes of transportation, the amount of transportation management fee revenue and revenue from the insurance segment and with changes in net revenue on services provided by Truck Brokerage Carriers, railroads, air cargo carriers and ocean cargo carriers. Commissions to agents are recognized upon the completion of freight delivery.

The Company reported 504 agents who generated at least $1 million each in Landstar revenue in both 2012 and 2011 (the “Million Dollar Agents”). Landstar revenue from the Million Dollar Agents in the aggregate represented 90% and 91% of total Landstar revenue in 2012 and 2011, respectively. Historically, the Company has experienced very low turnover in the number of its Million Dollar Agents, as annual turnover in the number of Million Dollar Agents is typically less than 3%. Management believes that the majority of the Million Dollar Agents choose to represent the Company exclusively.

Third Party Capacity

The Company relies exclusively on independent third parties for its hauling capacity other than for trailing equipment owned or leased by the Company and utilized primarily by the BCO Independent Contractors. These third party transportation capacity providers consist of BCO Independent Contractors, Truck Brokerage Carriers, air and ocean cargo carriers and railroads. Landstar’s use of capacity provided by third parties allows it to maintain a lower level of capital investment, resulting in lower fixed costs. During the most recently completed fiscal year, revenue hauled by BCO Independent Contractors, Truck Brokerage Carriers and railroads represented 49%, 43% and 3%, respectively, of the Company’s total revenue. Collectively, transportation services revenue hauled by air and ocean cargo carriers represented 3% of the Company’s total revenue during the most recently completed fiscal year. Transportation management fees represented 1% of the Company’s total revenue in the most recently completed fiscal year. Historically, the gross profit margin (defined as gross profit, which is defined as revenue less the cost of purchased transportation and commissions to agents, divided by revenue) generated from freight hauled by BCO Independent Contractors has been greater than that from freight hauled by other third party capacity providers. However, the Company’s insurance and claims costs and other operating costs are incurred primarily in support of BCO Independent Contractor capacity. In addition, as further described in the “Corporate Services” section that follows, the Company incurs significantly higher selling, general and administrative costs in support of BCO Independent Contractor capacity as compared to the other modes of transportation. Purchased transportation costs are recognized upon the completion of freight delivery.

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

The Company’s BCO Independent Contractors are compensated based on a fixed percentage of the revenue generated from the freight they haul. This percentage generally ranges from 62% to 73% where the BCO Independent Contractor provides only a tractor and 72% to 75% where the BCO Independent Contractor provides both a tractor and trailing equipment. The BCO Independent Contractor must pay substantially all of the expenses of operating his/her equipment, including driver wages and benefits, fuel, physical damage insurance, maintenance, highway use taxes and debt service, if applicable. The Company passes 100% of fuel surcharges billed to customers for freight hauled by BCO Independent Contractors to its BCO Independent Contractors. During 2012, the Company billed customers $295.2 million in fuel surcharges and passed 100% of such fuel surcharges to the BCO Independent Contractors. These fuel surcharges are excluded from revenue.

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

The number of trucks provided to the Company by BCO Independent Contractors was 8,523 at December 29, 2012, compared to 8,371 at December 31, 2011. At December 29, 2012, 97% of the trucks provided by BCO Independent Contractors were provided by BCO Independent Contractors who provided five or fewer trucks to the Company. The number of trucks provided by BCO Independent Contractors fluctuates daily as a result of truck recruiting and truck terminations. Trucks recruited and terminated were both lower in 2012 than in 2011, resulting in a net gain of 152 trucks during 2012. Landstar’s BCO Independent Contractor truck turnover was approximately 24% in 2012 compared to 27% in 2011. Approximately 40% of 2012 turnover was attributable to BCO Independent Contractors who had been with the Company for less than one year. Management believes that factors that have historically favorably impacted turnover include the Company’s extensive agent network, available freight, the Company’s programs to reduce the operating costs of its BCO Independent Contractors and Landstar’s reputation for quality, service, reliability and financial strength.

Truck Brokerage Carriers.    At December 29, 2012, the Company maintained a database of over 31,000 approved Truck Brokerage Carriers who provide truck hauling capacity to the Company. Truck Brokerage Carriers provide truck capacity to the Company under non-exclusive contractual arrangements and each operates under their own DOT-issued motor carrier operating authority. Truck Brokerage Carriers are paid either a negotiated rate for each load they haul or a contractually agreed-upon amount per load. The Company recruits, approves, establishes contracts with, tracks safety ratings and service records of and generally maintains the relationships with these third party trucking companies. In addition to providing additional capacity to the Company, the use of Truck Brokerage Carriers enables the Company to pursue different types and quality of freight such as temperature-controlled, short-haul traffic and less-than-truckload and, in certain instances, lower-priced freight that generally would not be handled by the Company’s BCO Independent Contractors.

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

Railroads and Air and Ocean Cargo Carriers.    The Company has contracts with Class 1 domestic and Canadian railroads, certain short-line railroads and domestic and international airlines and ocean lines. These relationships allow the Company to pursue the freight best serviced by these forms of transportation capacity. Railroads and air and ocean cargo carriers are generally paid a contractually fixed amount per load. The Company also contracts with other third party capacity providers, such as air charter service providers, when required by specific customer needs.

Warehouse Capacity Owners.    The Company has contracts with Warehouse Capacity Owners throughout the United States. The services available to the Company’s customers provided from the warehouse capacity network include storage, order fulfillment, repackaging, labeling, inventory consolidations, sub-assembly and temperature and climate options. In general, Warehouse Capacity Owners are paid a fixed percentage of the gross revenue for storage and services provided through their warehouse. Warehouse storage and services revenue is reported net of the amount earned by the Warehouse Capacity Owner. Historically, warehousing services have not been a significant contributor to revenue or earnings. However, management believes that this service offering and relationships with Warehouse Capacity Owners provide the Company with additional transportation services opportunities.

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

The following table illustrates the mix of the trailing equipment as of December 29, 2012, either provided by the BCO Independent Contractors or owned or leased by the Company and made available primarily to BCO Independent Contractors. In general, Truck Brokerage Carriers utilize their own trailing equipment when providing transportation services on behalf of Landstar. Truck Brokerage Carrier trailing equipment is not included in the following table:

Trailers by Type
Vans	9,564
Unsided, including flatbeds, step decks, drop decks and low boys	3,338
Temperature-controlled	65

Total	12,967

At December 29, 2012, 8,495 of the trailers available to the BCO Independent Contractors were owned by the Company and 382 were leased. In addition, at December 29, 2012, 4,090 trailers were provided by the BCO Independent Contractors.

Customers

The Company’s customer base is highly diversified and dispersed across many industries, commodities and geographic regions. The Company’s top 100 customers accounted for approximately 44% of the Company’s revenue during each of fiscal year 2012 and 2011. Management believes that the Company’s overall size, technological applications, geographic coverage, access to equipment and diverse service capability offer the Company significant competitive marketing and operating advantages. These advantages allow the Company to meet the needs of even the largest shippers. Larger shippers often consider reducing the number of authorized carriers they use in favor of a small number of “core carriers,” such as the Company, whose size and diverse service capabilities enable these core carriers to satisfy most of the shippers’ transportation needs. The Company’s national account customers include the United States Department of Defense and many of the companies included in the Fortune 500. Large shippers are also using third party logistics providers (“3PLs”) to outsource the management and coordination of their transportation needs. The Company’s supply chain solutions services provide shippers the opportunity to outsource the management and coordination of their transportation needs and provide these shippers the opportunity to utilize the significant amount of capacity available from the Company. 3PLs and other transportation companies also utilize the Company’s transportation capacity to satisfy their obligations to their shippers. There were 11 transportation service providers, including 3PLs, included in the Company’s top 25 customers for the fiscal year ended December 29, 2012. Management believes the Company’s network of agents and third party capacity providers allows it to efficiently attract and service smaller shippers which may not be as desirable to other large transportation providers (see above under “Agent Network”). No customer accounted for more than 5% of the Company’s 2012 revenue.

Technology

Management believes leadership in the development and application of information systems technology is an ongoing part of providing high quality service at competitive prices. The Company continues to focus on identifying, purchasing or developing and implementing software applications which are designed to improve its operational and administrative efficiency, assist its independent commission sales agents in sourcing capacity and pricing transportation services, assist customers in meeting their supply chain needs and assist its third party capacity providers in identifying desirable freight. Landstar focuses on providing transportation services and supply chain solutions which emphasize customer service and information coordination among its independent commission sales agents, customers and capacity providers. The Company offers customers technology-based supply chain solutions and other value-added services. These services provide the Company with the ability to offer customers complete enterprise solutions and compete in the freight management segment of the transportation industry. Landstar intends to continue to purchase or develop appropriate systems and technologies that offer integrated transportation and logistics solutions to meet the total needs of its customers.

The Company’s information technology systems used in connection with its operations are located in Jacksonville, Florida and, to a lesser extent, in Rockford, Illinois and Southfield, Michigan. In addition, the Company utilizes several third party data centers throughout the U.S. Landstar relies, in the regular course of its business, on the proper operation of its information technology systems.

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

Management also believes that significant advantages result from the collective expertise and corporate services provided by Landstar’s corporate management. The primary functions provided by management include finance and treasury services, accounting, strategic initiatives, budgeting, taxes, legal, corporate communications and human resource management.

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

Self-Insured Claims

Potential liability associated with accidents in the trucking industry is severe and occurrences are unpredictable. For commercial trucking claims, Landstar retains liability up to $5,000,000 per occurrence. The Company also retains liability for each general liability claim up to $1,000,000, $250,000 for each workers’ compensation claim and up to $250,000 for each cargo claim. The Company’s exposure to liability associated with accidents incurred by Truck Brokerage Carriers, railroads and air and ocean cargo carriers who transport freight on behalf of the Company is reduced by various factors including the extent to which such carriers maintain their own insurance coverage. A material increase in the frequency or severity of accidents, cargo claims or workers’ compensation claims or the material unfavorable development of existing claims could have a material adverse effect on Landstar’s cost of insurance and claims and its results of operations.

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

In addition, certain of the Operating Subsidiaries are licensed as ocean transportation intermediaries by the U.S. Federal Maritime Commission as non-vessel-operating common carriers and/or as ocean freight forwarders. The Company’s air transportation activities in the United States are subject to regulation by the U.S. Department of Transportation as an indirect air carrier. One of the Operating Subsidiaries is licensed by the U.S. Department of Homeland Security through the Bureau of U.S. Customs and Border Protection (“U.S. Customs”) as a customs broker. The Company is also subject to regulations and requirements relating to safety and security promulgated by, among others, the U.S. Department of Homeland Security through U.S. Customs and the Transportation Security Administration, the Canada Border Services Agency and various state and local agencies and port authorities.

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

Employees

As of December 29, 2012, the Company and its subsidiaries employed 1,369 individuals. Approximately 11 Landstar Ranger drivers (out of a Company total of 8,523 drivers for BCO Independent Contractors) are members of the International Brotherhood of Teamsters. The Company considers relations with its employees to be good.

Item 1A.	Risk Factors

Increased severity or frequency of accidents and other claims.    As noted above in Item 1, “Business —Factors Significant to the Company’s Operations — Self-Insured Claims,” potential liability associated with accidents in the trucking industry is severe and occurrences are unpredictable. For commercial trucking claims, Landstar retains liability up to $5,000,000 per occurrence. The Company also retains liability for each general liability claim up to $1,000,000, $250,000 for each workers’ compensation claim and up to $250,000 for each cargo claim. The Company’s exposure to liability associated with accidents incurred by Truck Brokerage Carriers, railroads and air and ocean cargo carriers who transport freight on behalf of the Company is reduced by various factors including the extent to which such carriers maintain their own insurance coverage. A material increase in the frequency or severity of accidents, cargo claims or workers’ compensation claims or the material unfavorable development of existing claims could have a material adverse effect on Landstar’s cost of insurance and claims and its results of operations.

Dependence on third party insurance companies.    The Company is dependent on a limited number of third party insurance companies to provide insurance coverage in excess of its self-insured retention amounts. Historically, the Company has maintained insurance coverage for commercial trucking claims in excess of specific per occurrence limits, up to various maximum amounts, with a limited number of third party insurance companies. In an attempt to manage the cost of insurance and claims, the Company has historically increased or decreased the level of its financial exposure to commercial trucking claims on a per occurrence basis by increasing or decreasing its level of self-insured retention based on the estimated cost differential between proposed premiums from third party insurance companies and historical losses experienced by the Company at various levels of self-insured retention. To the extent that the third party insurance companies propose increases to their premiums for coverage of commercial trucking claims, the Company may pay such increased premiums or increase its financial exposure on an aggregate or per occurrence basis, including by increasing the amount of its self-insured retention. However, to the extent the third party insurance companies propose reduced premiums for coverage of commercial trucking claims, the Company may reduce its financial exposure on an aggregate or per occurrence basis, including by decreasing the amount of its self-insured retention. In addition, no assurance can be given that insurance coverage from third party insurers for claims in excess of its current $5 million self-insured retention will continue to be available on commercially reasonable terms.

Dependence on independent commission sales agents.    As noted above in Item 1, “Business — Factors Significant to the Company’s Operations — Agent Network,” the Company markets its services primarily through independent commission sales agents. During 2012, 504 agents generated revenue for Landstar of at least $1 million each (the “Million Dollar Agents”), or approximately 90% of Landstar’s consolidated revenue. Landstar competes with motor carriers and other third parties for the services of these independent commission sales agents. Landstar has historically experienced very limited agent turnover in the number of its Million Dollar Agents. There can be no assurances, however, that Landstar will continue to experience very limited turnover of its Million Dollar Agents in the future. Landstar’s contracts with its agents, including its Million Dollar Agents, are typically terminable without cause upon 10 to 30 days’ notice by either party and generally contain significant but not unqualified non-compete provisions limiting the ability of a former agent to compete with Landstar for a specified period of time post- termination, and other restrictive covenants. The loss of some of the Company’s Million Dollar Agents and/or a significant decrease in volume generated by other Million Dollar Agents could have a material adverse effect on Landstar, including its results of operations and revenue.

Dependence on third party capacity providers.    As noted above in Item 1, “Business — Factors Significant to the Company’s Operations — Transportation Capacity,” Landstar does not own trucks or other transportation equipment (other than trailing equipment) and relies on third party capacity providers, including BCO Independent Contractors, Truck Brokerage Carriers, railroads and air and ocean cargo carriers, to transport freight for its customers. The Company competes with motor carriers and other third parties for the services of BCO Independent Contractors and other third party capacity providers. The market for qualified truck owner-operators and other third party truck capacity providers is very competitive among motor carriers and no assurances can be given that the Company will be able to maintain or expand the number of BCO Independent Contractors or other third party truck capacity providers. A significant decrease in available capacity provided by either the Company’s BCO Independent Contractors or other third party capacity providers could have a material adverse effect on Landstar, including its results of operations and revenue.

Decreased demand for transportation services.    The transportation industry historically has experienced cyclical financial results as a result of slowdowns in economic activity, the business cycles of customers, price increases by capacity providers and other economic factors beyond Landstar’s control. The Company’s third party capacity providers other than BCO Independent Contractors can be expected to charge higher prices to cover increased operating expenses, such as any increases in the cost of fuel, and the Company’s operating income may decline without a corresponding increase in price to the customer. If a slowdown in economic activity or a downturn in the Company’s customers’ business cycles cause a reduction in the volume of freight shipped by those customers, the Company’s operating results could be materially adversely affected.

Substantial industry competition.    As noted above in Item 1, “Business — Factors Significant to the Company’s Operations — Competition,” Landstar competes primarily in the transportation and logistics services industry. This industry is extremely competitive and fragmented. Landstar competes primarily with truckload carriers, intermodal transportation service providers, railroads, less-than-truckload carriers, third party logistics companies and other non-asset based transportation and logistics service providers. Management believes that competition for the freight transported by the Company is based on service, efficiency and freight rates, which are influenced significantly by the economic environment, particularly the amount of available transportation capacity and freight demand. Historically, competition has created downward pressure on freight rates. In addition, many large shippers are using third party logistics providers (“3PLs”) other than the Company to outsource the management and coordination of their transportation needs rather than directly arranging for transportation services with carriers. As noted above, there were 11 transportation service providers, including 3PLs, included in the Company’s top 25 customers for the fiscal year ended December 29, 2012. Usage by large shippers of 3PLs often provides carriers, such as the Company, with a less direct relationship with the shipper and, as a result, may increase pressure on freight rates while making it more difficult for the Company to compete primarily based on service and efficiency. A decrease in freight rates could have a material adverse effect on Landstar, including its revenue and operating income.

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

The Company classifies its BCO Independent Contractors and independent commission sales agents as independent contractors for all purposes, including employment tax and employee benefits. There can be no assurance that legislative, judicial, or regulatory (including tax) authorities will not introduce proposals or assert interpretations of existing rules and regulations that would change the employee/independent contractor classification of BCO Independent Contractors or independent commission sales agents doing business with the Company. Although management believes that there are no proposals currently pending that would significantly change the employee/independent contractor classification of BCO Independent Contractors or independent commission sales agents currently doing business with the Company, potential changes, if any, with respect to these BCO Independent Contractor and independent commission sales agent classifications could have a material adverse effect on Landstar’s operating model. Moreover, the costs associated with any such potential changes could have a material adverse effect on the Company’s results of operations and financial condition if Landstar were unable to pass through to its customers an increase in price corresponding to such increased costs.

Regulatory and legislative changes.    As noted above in Item 1, “Business — Factors Significant to the Company’s Operations — Regulation,” certain of the Operating Subsidiaries are motor carriers and/or property brokers authorized to arrange for transportation services by motor carriers which are regulated by the Federal Motor Carrier Safety Administration (FMCSA), an agency of the U.S. Department of Transportation, and by various state agencies. Certain of the Operating Subsidiaries are licensed as ocean transportation intermediaries by the U.S. Federal Maritime Commission as non-vessel-operating common carriers and/or as ocean freight forwarders. The Company’s air transportation activities in the United States are subject to regulation by the U.S. Department of Transportation as an indirect air carrier. One of the Company’s subsidiaries is licensed by the U.S. Department of Homeland Security through the Bureau of U.S. Customs and Border Protection (“U.S. Customs”) as a customs broker. The Company is also subject to regulations and requirements relating to safety and security promulgated by, among others, the U.S. Department of Homeland Security through U.S. Customs and the Transportation Security Administration, the Canada Border Services Agency and various state and local agencies and port authorities. The transportation industry is subject to possible regulatory and legislative changes (such as increasingly stringent environmental, climate change and/or safety/security regulations or limits on vehicle weight and size) that may affect the economics of the industry by requiring changes in operating practices or by changing the demand for common or contract carrier services or the cost of providing truckload or other transportation or logistics services.

In December 2010, the FMCSA initiated its Compliance Safety Accountability (CSA) motor carrier oversight program (formerly Comprehensive Safety Analysis 2010). The Company believes the intent is to improve regulatory oversight of motor carriers and commercial drivers using a safety measurement system methodology that is fundamentally different from the methodology that the FMCSA had historically relied upon. The FMCSA is attempting to implement changes to the hours of service regulations which govern the work hours of commercial drivers and is consistently proposing regulatory changes that affect the operation of commercial motor carriers across the United States. It is difficult to predict which and in what form CSA or any other regulations may be implemented, modified or enforced and what impact any such regulation may have on motor carrier operations or the aggregate number of trucks that provide hauling capacity to the Company. In addition, recent focus on climate change and related environmental matters has led to efforts by federal and local governmental agencies to support legislation and regulations to limit the amount of carbon emissions, including emissions created by diesel engines utilized in tractors operated by the Company’s BCO Independent Contractors and Truck Brokerage Carriers. Moreover, federal and state governmental agencies, such as efforts by the California Air Resources Board, may also focus on regulation in relation to trailing equipment specifications in an effort to achieve, among other things, lower carbon emissions. Increased regulation on tractor or trailing equipment specifications, including emissions created by diesel engines, could create substantial costs on the Company and the Company’s third party capacity providers and, in turn, increase the cost of purchased transportation to the Company. An increase in the costs to purchase, lease or maintain trailing equipment or in purchased transportation cost caused by new regulations without a corresponding increase in price to the customer could have a material adverse effect on Landstar, including its results of operations and financial condition.

Disruptions or failures in the Company’s computer systems.    As noted above in Item 1, “Business — Factors Significant to the Company’s Operations — Technology,” the Company’s information technology systems used in connection with its operations are located in Jacksonville, Florida and to a lesser extent in Rockford, Illinois and Southfield, Michigan. In addition, the Company utilizes several third party data centers throughout the U.S. Landstar relies in the regular course of its business on the proper operation of its information technology systems to link its extensive network of customers, agents and third party capacity providers, including its BCO Independent Contractors. Although the Company has redundant systems for its critical operations, any significant disruption or failure of its technology systems or those of third party data centers on which it relies could significantly disrupt the Company’s operations and impose significant costs on the Company.

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

Acquired businesses.    In the Company’s 2009 fiscal third quarter, the Company completed the acquisitions of (i) National Logistics Management Co., together with a limited liability company and certain corporate subsidiaries and affiliates, now collectively known as LSCS and (ii) A3 Integration, LLC, now known as LSCSLLC. These two acquisitions are referred to herein collectively as the “2009 Acquisitions.” LSCS’s business is heavily dependent on the automotive industry which has been very volatile in the past few years. As of the time of its acquisition by the Company, LSCSLLC was a startup company with no customers under contract. LSCSLLC licenses its principal software technology from an unaffiliated third party. The Company’s strategic initiatives of the 2009 Acquisitions are to increase freight transportation opportunities of the Company by identifying and engaging agents and customers to utilize LSCSLLC’s supply chain solutions technology. The Company makes no assurance that the Company will be able to successfully achieve its strategic initiatives as it relates to the 2009 Acquisitions. The two acquired entities are considered one reporting unit as it relates to business valuation. As it relates to goodwill recorded upon the acquisition of these companies in July 2009, should the automotive industry experience a significant downturn and should the Company fail to add customers to the technology platform acquired with the start-up company, the Company could determine that its goodwill is impaired in the future. The Company will continue to monitor the economic environment and test for impairment of goodwill as necessary.

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

As further described in periodic and current reports previously filed by the Company with the Securities and Exchange Commission (the “SEC”), the Company and certain of its subsidiaries (the “Defendants”) were defendants in a suit (the “Litigation”) brought in the United States District Court for the Middle District of Florida (the “District Court”) by the Owner-Operator Independent Drivers Association, Inc. (“OOIDA”) and four former BCO Independent Contractors (the “Named Plaintiffs” and, with OOIDA, the “Plaintiffs”) on behalf of all independent contractors who provide truck capacity to the Company and its subsidiaries under exclusive lease arrangements (the “BCO Independent Contractors”). The initial complaint in the Litigation was filed on November 1, 2002. The Plaintiffs alleged that certain aspects of the Company’s motor carrier leases and related practices with its BCO Independent Contractors violated certain federal leasing regulations and sought injunctive relief, an unspecified amount of damages and attorneys’ fees. Following a second trial in August 2012 in which all claims against the Defendants were denied, the Litigation was settled in December 2012. Under the terms of the settlement, the Plaintiffs dismissed their remaining claims in the Litigation, each party agreed to bear its own costs and fees in the Litigation, the parties exchanged releases, and OOIDA made a contribution to the BCO Benevolence Fund, Inc., a non-profit corporation founded by the Company to provide financial assistance to BCO Independent Contractors in hardship situations.

Also as further described in periodic and current reports previously filed by the Company with the SEC, in June 2011, Landstar System, Inc. received a Civil Investigative Demand (the “CID”) from the United States Attorney for the Western District of Kentucky (the “U.S. Attorney”) issued pursuant to a complaint (the “Complaint”) filed by a third party under the False Claims Act. The Company cooperated fully with the CID, which requested documents and answers to written interrogatories limited to freight hauled to or from Fort Campbell, Kentucky by certain subsidiaries of the Company and billed to the U.S. government. In November 2012, the Company was informed by the U.S. Attorney of the dismissal of the Complaint and the consent by the U.S. government to such dismissal. The Company believes this matter has been concluded.

On September 23, 2011, a jury sitting in a state court in Cobb County, Georgia, entered a damage award of approximately $40.2 million (such amount, plus pre-judgment interest, post-judgment interest and a portion of plaintiffs’ attorney fees in an amount not yet determined are collectively referred to herein as the “Damage Award”) against Landstar Ranger, Inc., Landstar System Holdings, Inc. and Landstar System, Inc. While a judgment has been entered by the court on the verdict, execution on that judgment is stayed and no judgment has been entered on the pre-judgment interest claims and attorney fee claims due to the pendency of certain post-trial motions. The Damage Award arises out of an accident that occurred in February 2007 involving a BCO Independent Contractor leased to Landstar Ranger, Inc. Under the terms of the commercial trucking insurance program that Landstar had in place in 2007, Landstar retained liability for up to $5 million with respect to the accident giving rise to the Damage Award. Landstar has third party insurance and/or reinsurance policies in place that are expected to provide coverage for all amounts of the Damage Award in excess of such retention, including all related out-of-pocket expenses, such as the costs of an appeal bond, interest and attorney fees comprising the Damage Award that may be entered by the trial court or an appellate court in the future. The Company recorded a $5 million charge representing its self-insured retention in respect of this accident in the consolidated financial results of the Company in the 2007 first quarter. Accordingly, that portion of the Damage Award has been previously recorded by the Company and therefore did not reduce consolidated operating income or net income for the Company’s 2011 or 2012 fiscal years. Under the terms of the Company’s insurance policies, the Company is the primary obligor of the amount of the Damage Award, and as such, the Company has reported a $38.7 million receivable from the third party insurance providers in other receivables and a corresponding liability of the same amount in insurance claims in the consolidated balance sheets at December 29, 2012. The Company and its insurers have filed post-trial motions challenging the Damage Award and seeking a new trial and intend to appeal the Damage Award to the extent necessary following the resolution of those motions. No assurances can be given regarding the outcome of the pending motions or any such appeal, including as to the impact of the Damage Award on the premiums charged by the Company’s third party insurers from time to time for commercial trucking insurance.

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

	2012 Market Price		2011 Market Price		Dividends Declared
Fiscal Period	High	Low	High	Low	2012	2011
First Quarter	$58.61	$46.48	$45.66	$40.50	$0.055	$0.050
Second Quarter	59.02	48.40	48.31	42.89	0.055	0.050
Third Quarter	53.22	46.01	49.66	36.64	0.060	0.055
Fourth Quarter	52.56	46.34	48.69	38.16	0.560	0.055

The reported last sale price per share of the Common Stock as reported on the NASDAQ Global Select Market on January 25, 2013 was $59.32 per share. As of such date, Landstar had 46,494,114 shares of Common Stock outstanding. As of January 25, 2013, the Company had 60 stockholders of record of its Common Stock. However, the Company estimates that it has a significantly greater number of stockholders because a substantial number of the Company’s shares are held by brokers or dealers for their customers in street name.

Purchases of Equity Securities by the Company

The following table provides information regarding the Company’s purchases of its Common Stock during the period from September 30, 2012 to December 29, 2012, the Company’s fourth fiscal quarter:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares That May Yet Be Purchased Under the Programs
September 29, 2012				2,017,151
Sept. 30, 2012 – Oct. 27, 2012	—	$—	—	2,017,151
Oct. 28, 2012 – Nov. 24, 2012	—	—	—	2,017,151
Nov. 25, 2012 – Dec. 29, 2012	25,274	49.22	25,274	1,991,877

Total	25,274	$49.22	25,274

On August 16, 2011, Landstar System, Inc. announced that it had been authorized by its Board of Directors to purchase up to 1,000,000 shares of its Common Stock from time to time in the open market and in privately negotiated transactions. During its 2012 fourth quarter, the Company completed the purchase of the balance of the shares authorized for purchase under this program. On July 25, 2012, Landstar System, Inc. announced that it had been authorized by its Board of Directors to purchase up to 2,000,000 shares of its Common Stock from time to time in the open market and in privately negotiated transactions. As of December 29, 2012, the Company has authorization to purchase 1,991,877 shares of its Common Stock under this program. No specific expiration date has been assigned to the July 25, 2012 authorization.

Dividends

During 2012, Landstar paid dividends as follows:

Dividend Amount per Share	Declaration Date	Record Date	Payment Date

$0.055	January 25, 2012	February 20, 2012	March 16, 2012

$0.055	April 25, 2012	May 10, 2012	June 1, 2012

$0.060	July 25, 2012	August 13, 2012	August 31, 2012

$0.060	October 24, 2012	November 13, 2012	December 7, 2012

$0.500	December 4, 2012	December 17, 2012	December 27, 2012

On December 5, 2012, the Company announced that it expects the dividend declared on December 4, 2012 to be in lieu of any quarterly dividends it may otherwise have declared and paid in connection with its quarterly earnings results for the four quarters of fiscal 2013 and for the first three quarters of fiscal 2014.

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

Equity Compensation Plan Information

The Company maintains one stock compensation plan for members of its Board of Directors and two employee equity incentive plans. The following table presents information related to securities authorized for issuance under these plans at December 29, 2012:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted-average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Security Holders	1,781,182	$42.56	5,591,984
Equity Compensation Plans Not Approved by Security Holders	0	0	0

Under the 2011 Equity Incentive Plan (the “2011 EIP”), the issuance of a non-vested share of Landstar Common Stock counts as the issuance of two securities against the number of securities available for future issuance. Included in the number of securities remaining available for future issuance under equity compensation plans were 114,808 shares of Common Stock reserved for issuance under the 2003 Directors’ Stock Compensation Plan.

Financial Model Shareholder Returns

The following graph illustrates the return that would have been realized, assuming reinvestment of dividends, by an investor who invested $100 in each of the Company’s Common Stock, the Standard and Poor’s 500 Stock Index and the Dow Jones Transportation Stock Index for the period commencing December 29, 2007 through December 29, 2012.

Item 6.	Selected Financial Data

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

SELECTED CONSOLIDATED FINANCIAL DATA

(Dollars in thousands, except per share amounts)

	Fiscal Years
Income Statement Data:	2012	2011	2010	2009	2008
Revenue	$2,793,420	$2,649,082	$2,400,170	$2,008,796	$2,643,069
Investment income	1,563	1,705	1,558	1,268	3,339
Costs and expenses:
Purchased transportation	2,129,345	2,007,102	1,824,308	1,503,520	2,033,384
Commissions to agents	218,363	210,088	181,405	160,571	203,058
Other operating costs	22,949	28,865	28,826	29,173	28,033
Insurance and claims	37,451	42,766	49,334	45,918	36,374
Selling, general and administrative	153,566	152,907	153,080	133,612	137,758
Depreciation and amortization	27,456	25,814	24,804	23,528	20,960

Total costs and expenses	2,589,130	2,467,542	2,261,757	1,896,322	2,459,567

Operating income	205,853	183,245	139,971	113,742	186,841
Interest and debt expense	3,104	3,112	3,623	4,030	7,351

Income before income taxes	202,749	180,133	136,348	109,712	179,490
Income taxes	72,968	67,188	49,766	39,762	68,560

Net income	129,781	112,945	86,582	69,950	110,930
Less: Net loss attributable to noncontrolling interest	—	(62)	(932)	(445)	—

Net income attributable to Landstar System, Inc. and subsidiary	$129,781	$113,007	$87,514	$70,395	$110,930

Earnings per common share attributable to Landstar System, Inc. and subsidiary	$2.78	$2.38	$1.77	$1.38	$2.11
Diluted earnings per share attributable to Landstar System, Inc. and subsidiary	$2.77	$2.38	$1.77	$1.37	$2.10
Dividends paid per common share	$0.730	$0.210	$0.190	$0.170	$0.155

Balance Sheet Data:	Dec. 29, 2012	Dec. 31, 2011	Dec. 25, 2010	Dec. 26, 2009	Dec. 27, 2008
Total assets	$879,421	$808,449	$683,882	$648,792	$663,530
Long-term debt, including current maturities	114,141	132,342	121,611	92,898	136,445
Shareholders’ equity	379,454	300,577	250,967	268,151	253,136

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Landstar markets its freight transportation services and supply chain solutions primarily through independent commission sales agents who enter into contractual arrangements with the Company and are responsible for locating freight, making that freight available to Landstar’s capacity providers and coordinating the transportation of the freight with customers and capacity providers. The Company’s third party capacity providers consist of independent contractors who provide truck capacity to the Company under exclusive lease arrangements (the “BCO Independent Contractors”), unrelated trucking companies who provide truck capacity to the Company under non-exclusive contractual arrangements (the “Truck Brokerage Carriers”), air cargo carriers, ocean cargo carriers, railroads and independent warehouse capacity providers (“Warehouse Capacity Owners”). Through this network of agents and capacity providers linked together by Landstar’s information technology systems, Landstar operates a transportation services and supply chain solutions business primarily throughout North America with revenue of $2.8 billion during the most recently completed fiscal year. The Company reports the results of two operating segments: the transportation logistics segment and the insurance segment.

The transportation logistics segment provides a wide range of transportation services and supply chain solutions. Transportation services offered by the Company include truckload and less-than-truckload transportation, rail intermodal, air cargo, ocean cargo, expedited ground and air delivery of time-critical freight, heavy-haul/specialized, U.S.-Canada and U.S.-Mexico cross-border, project cargo and customs brokerage. Supply chain solutions are based on advanced technology solutions utilizing intellectual property that may be owned by the Company or licensed from third parties. Such solutions as offered by the Company may include integrated multi-modal solutions, outsourced logistics, supply chain engineering and warehousing. Industries serviced by the transportation logistics segment include automotive products, lumber and building products, metals, chemicals, foodstuffs, heavy machinery, retail, electronics, ammunition and explosives and military equipment. In addition, the transportation logistics segment provides transportation services to other transportation companies, including logistics and less-than-truckload service providers. Each of the independent commission sales agents has the opportunity to market all of the services provided by the transportation logistics segment. Freight transportation services are typically charged to customers on a per shipment basis for the physical transportation of freight. Supply chain solutions customers are generally charged fees for the services provided. Revenue recognized by the transportation logistics segment when providing capacity to customers to haul their freight is referred to herein as “transportation services revenue” and revenue for freight management services recognized on a fee-for-service basis is referred to herein as “transportation management fees.” During 2012, transportation services revenue hauled by BCO Independent Contractors, Truck Brokerage Carriers and railroads represented 50%, 43%, and 3%, respectively, of the Company’s transportation logistics segment revenue. Collectively, transportation services revenue hauled by air and ocean cargo carriers represented 3% of the Company’s transportation logistics segment revenue during 2012. Transportation management fees represented 1% of the Company’s transportation logistics segment revenue in 2012.

The insurance segment is comprised of Signature Insurance Company, a wholly owned offshore insurance subsidiary, and Risk Management Claim Services, Inc. This segment provides risk and claims management services to certain of Landstar’s Operating Subsidiaries. In addition, it reinsures certain risks of the Company’s BCO Independent Contractors and provides certain property and casualty insurance directly to certain of Landstar’s Operating Subsidiaries. Revenue at the insurance segment represents reinsurance premiums from third party insurance companies that provide insurance programs to BCO Independent Contractors where all or a portion of the risk is borne by the Company. Revenue at the insurance segment represented approximately 1% of the Company’s consolidated revenue for 2012.

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

While customer demand, which is subject to overall economic conditions, ultimately drives increases or decreases in revenue, the Company primarily relies on its independent commission sales agents to establish customer relationships and generate revenue opportunities. Management’s emphasis with respect to revenue growth is on revenue generated by independent commission sales agents who on an annual basis generate $1 million or more of Landstar revenue (“Million Dollar Agents”). Management believes future revenue growth is primarily dependent on its ability to increase both the revenue generated by Million Dollar Agents and the number of Million Dollar Agents through a combination of recruiting new agents and increasing the revenue opportunities generated by existing independent commission sales agents. The following table shows the number of Million Dollar Agents, the average revenue generated by these agents and the percent of consolidated revenue generated by these agents during the past three fiscal years:

	Fiscal Year
	2012	2011	2010
Number of Million Dollar Agents	504	504	468

Average revenue generated per Million Dollar Agent	$4,999,000	$4,778,000	$4,576,000

Percent of consolidated revenue generated by Million Dollar Agents	90%	91%	89%

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

	Fiscal Year
	2012	2011	2010
Revenue generated through (in thousands):
BCO Independent Contractors	$1,385,046	$1,374,664	$1,289,395
Truck Brokerage Carriers	1,197,876	1,052,605	919,605
Rail intermodal	73,932	75,979	70,299
Ocean and air cargo carriers	77,898	90,424	66,168
Other(1)	58,668	55,410	54,703

	$2,793,420	$2,649,082	$2,400,170

Number of loads:
BCO Independent Contractors	806,350	808,210	821,330
Truck Brokerage Carriers	680,970	613,790	591,810
Rail intermodal	29,810	31,370	31,070
Ocean and air cargo carriers	15,390	16,440	13,710

	1,532,520	1,469,810	1,457,920

Revenue per load:
BCO Independent Contractors	$1,718	$1,701	$1,570
Truck Brokerage Carriers	1,759	1,715	1,554
Rail intermodal	2,480	2,422	2,263
Ocean and air cargo carriers	5,062	5,500	4,826

(1)	Includes premium revenue generated by the insurance segment and warehousing and transportation management fee revenue generated by the transportation logistics segment.

Also critical to the Company’s success is its ability to secure capacity, particularly truck capacity, at rates that allow the Company to profitably transport customers’ freight. The following table summarizes available truck capacity providers as of the end of the three most recent fiscal years:

	Dec. 29, 2012	Dec. 31, 2011	Dec. 25, 2010
BCO Independent Contractors	8,010	7,871	7,865
Truck Brokerage Carriers:
Approved and active(1)	20,922	19,223	18,049
Other approved	10,623	9,272	9,938

	31,545	28,495	27,987

Total available truck capacity providers	39,555	36,366	35,852

Number of trucks provided by BCO Independent Contractors	8,523	8,371	8,452

(1)	Active refers to Truck Brokerage Carriers who moved at least one load in the 180 days immediately preceding the fiscal year end.

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

Commissions to agents are based on contractually agreed-upon percentages of revenue or net revenue, defined as revenue less the cost of purchased transportation, or net revenue less a contractually agreed upon percentage of revenue retained by Landstar. Commissions to agents as a percentage of consolidated revenue will vary directly with fluctuations in the percentage of consolidated revenue generated by the various modes of transportation, transportation management fees and revenue from the insurance segment and with changes in net revenue margin, defined as net revenue divided by revenue, on services provided by Truck Brokerage Carriers, railroads, air cargo carriers and ocean cargo carriers. Commissions to agents are recognized upon the completion of freight delivery.

The Company defines gross profit as revenue less the cost of purchased transportation and commissions to agents. Gross profit divided by revenue is referred to as gross profit margin. The Company’s operating margin is defined as operating income divided by gross profit.

In general, gross profit margin on revenue hauled by BCO Independent Contractors represents a fixed percentage of revenue due to the nature of the contracts that pay a fixed percentage of revenue to both the BCO Independent Contractors and independent commission sales agents. For revenue hauled by Truck Brokerage Carriers, gross profit margin is either fixed or variable as a percent of revenue, depending on the contract with each individual independent commission sales agent. Under certain contracts with independent commission sales agents, the Company retains a fixed percentage of revenue and the agent retains the amount remaining less the cost of purchased transportation (the “retention contracts”). Gross profit margin on revenue hauled by railroads, air cargo carriers, ocean cargo carriers and Truck Brokerage Carriers, other than those under retention contracts, is variable in nature as the Company’s contracts with independent commission sales agents provide commissions to agents at a contractually agreed upon percentage of net revenue for these types of loads. Approximately 61% of the Company’s revenue in 2012 had a fixed gross profit margin.

Maintenance costs for Company-provided trailing equipment and BCO Independent Contractor recruiting costs are the largest components of other operating costs. Also included in other operating costs are the provision for uncollectible advances and other receivables due from BCO Independent Contractors and independent commission sales agents and gains/losses, if any, on sales of Company-owned trailing equipment.

Potential liability associated with accidents in the trucking industry is severe and occurrences are unpredictable. For commercial trucking claims, Landstar retains liability up to $5,000,000 per occurrence. The Company also retains liability for each general liability claim up to $1,000,000, $250,000 for each workers’ compensation claim and up to $250,000 for each cargo claim. The Company’s exposure to liability associated with accidents incurred by Truck Brokerage Carriers, railroads and air and ocean cargo carriers who transport freight on behalf of the Company is reduced by various factors including the extent to which such carriers maintain their own insurance coverage. A material increase in the frequency or severity of accidents, cargo claims or workers’ compensation claims or the material unfavorable development of existing claims could have a material adverse effect on Landstar’s cost of insurance and claims and its results of operations.

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

The following table sets forth the percentage relationship of purchased transportation and commissions to agents, both being direct costs, to revenue and indirect costs as a percentage of gross profit for the periods indicated:

	Fiscal Year
	2012	2011	2010
Revenue	100.0%	100.0%	100.0%
Purchased transportation	76.2	75.8	76.0
Commissions to agents	7.8	7.9	7.6

Gross profit margin	16.0%	16.3%	16.4%

Gross profit	100.0%	100.0%	100.0%
Investment income	0.4	0.4	0.4
Indirect costs and expenses:
Other operating costs	5.1	6.7	7.3
Insurance and claims	8.4	9.9	12.5
Selling, general and administrative	34.5	35.4	38.8
Depreciation and amortization	6.2	6.0	6.3

Total costs and expenses	54.2	58.0	64.9

Operating margin	46.2%	42.4%	35.5%

Fiscal Year Ended December 29, 2012 Compared to Fiscal Year Ended December 31, 2011

Revenue for fiscal year 2012 was $2,793,420,000, an increase of $144,338,000, or 5%, compared to fiscal year 2011. Revenue increased $142,820,000, or 5%, at the transportation logistics segment. The increase in revenue at the transportation logistics segment was primarily attributable to a 4% increase in the number of loads hauled and an increased revenue per load of approximately 1%. Included in fiscal years 2012 and 2011 was $22,381,000 and $20,516,000, respectively, of transportation management fee revenue. Revenue at the insurance segment, representing reinsurance premiums from third party insurance companies that provide insurance programs to BCO Independent Contractors where all or a portion of the risk of loss is borne by the Company, was $35,861,000 and $34,343,000 for fiscal years 2012 and 2011, respectively.

Truck transportation revenue hauled by BCO Independent Contractors and Truck Brokerage Carriers (together, the “third party truck capacity providers”) for fiscal year 2012, was $2,582,922,000, or 92% of total revenue, an increase of $155,653,000, or 6%, compared to fiscal year 2011. The number of loads hauled by third party truck capacity providers in fiscal year 2012 increased 5% compared to fiscal year 2011, and revenue per load increased 2% compared to fiscal year 2011. The increase in the number of loads hauled by third party truck capacity providers was primarily attributable to increased loads hauled on unsided/platform trailing equipment and loads generated from the addition of new independent commission sales agents. The increase in revenue per load on revenue hauled by third party truck capacity providers was primarily attributable to both an increase in the number of loads hauled on unsided/platform equipment, which has a higher revenue per load, and a slight increase in the revenue per load billed on loads hauled on unsided/platform equipment. Fuel surcharges on Truck Brokerage Carrier revenue identified separately in billings to customers and included as a component of Truck Brokerage Carrier revenue were $114,426,000 and $101,114,000 in fiscal years 2012 and 2011, respectively. Fuel surcharges billed to customers on revenue hauled by BCO Independent Contractors are excluded from revenue.

Transportation revenue hauled by rail intermodal, air cargo and ocean cargo carriers (collectively, the “multimode capacity providers”) for fiscal year 2012, was $151,830,000, or 5% of total revenue, a decrease of $14,573,000, or 9%, compared to fiscal year 2011. The number of loads hauled by multimode capacity providers in fiscal year 2012 decreased 5% compared to fiscal year 2011, and revenue per load on revenue hauled by multimode capacity providers decreased 3% over the same period. The decrease in the number of loads hauled by multimode capacity providers was primarily attributable to decreased chartered air loads resulting partly from the termination of one independent commission sales agent in fiscal year 2012 plus lower demand for international air freight services. Revenue per load on revenue hauled by multimode capacity providers is influenced by many factors, including the mode of transportation used, length of haul, complexity of freight, density of freight lanes, fuel costs and availability of capacity.

Purchased transportation was 76.2% and 75.8% of revenue in fiscal years 2012 and 2011, respectively. The increase in purchased transportation as a percentage of revenue was primarily attributable to an increase in the percentage of revenue hauled by Truck Brokerage Carriers, which has a higher rate of purchased transportation, and increased rates of purchased transportation paid to Truck Brokerage Carriers. Commissions to agents were 7.8% and 7.9% of revenue in fiscal years 2012 and 2011, respectively. The decrease in commissions to agents as a percentage of revenue was primarily attributable to a decreased net revenue margin, defined as net revenue divided by revenue, on revenue hauled by Truck Brokerage Carriers.

Investment income at the insurance segment was $1,563,000 and $1,705,000 in fiscal years 2012 and 2011, respectively. The decrease in investment income was primarily due to a lower average rate of return on investments held by the insurance segment during fiscal year 2012.

Other operating costs were 5.1% and 6.7% of gross profit in fiscal years 2012 and 2011, respectively. The decrease in other operating costs as a percentage of gross profit was primarily attributable to the effect of increased gross profit, increased gains on sales of trailing equipment, a decreased provision for contractor bad debt and decreased trailing equipment maintenance costs. Insurance and claims were 8.4% of gross profit in fiscal year 2012 and 9.9% of gross profit in fiscal year 2011. The decrease in insurance and claims as a percentage of gross profit was primarily due to an increase in the percent of gross profit contributed from revenue hauled by Truck Brokerage Carriers in fiscal year 2012, which has a lower liability exposure to the Company, and a decrease in the severity of commercial trucking claims during 2012. Selling, general and administrative costs were 34.5% of gross profit in fiscal year 2012 and 35.4% of gross profit in fiscal year 2011. The decrease in selling, general and administrative costs as a percentage of gross profit was primarily attributable to the effect of increased gross profit, a decreased provision for bonuses under the Company’s incentive compensation plan and decreased legal fees. Depreciation and amortization was 6.2% of gross profit in fiscal year 2012 and 6.0% of gross profit in fiscal year 2011. The increase in depreciation and amortization as a percentage of gross profit was primarily due to additions of trailing equipment that replaced older, fully depreciated trailing equipment in fiscal year 2012.

The provisions for income taxes for fiscal years 2012 and 2011 were based on estimated full year combined effective income tax rates of approximately 36.0% and 37.3%, respectively, which were higher than the statutory federal income tax rate primarily as a result of state taxes, the meals and entertainment exclusion and non-deductible stock compensation expense, partly offset by recognition of benefits relating to several uncertain tax positions in both years. The year over prior year decrease in the effective income tax rate was due to increased benefits relating to uncertain tax positions recognized in 2012 over 2011 and income tax benefits resulting from disqualifying disposition of the Company’s Common Stock by employees who obtained the stock through exercises of incentive stock options during 2012.

Net income attributable to the Company was $129,781,000, or $2.78 per common share ($2.77 per diluted share), in fiscal year 2012. Net income attributable to the Company was $113,007,000, or $2.38 per common share ($2.38 per diluted share), in fiscal year 2011.

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

Truck transportation revenue hauled by third-party truck capacity providers for fiscal year 2011, which represented 92% of total revenue, was $2,427,269,000, an increase of $218,269,000, or 10%, compared to fiscal year 2010. The number of loads hauled by third-party truck capacity providers in fiscal year 2011 increased 1% compared to fiscal year 2010, and revenue per load increased 9% compared to fiscal year 2010. The increase in the number of loads hauled by third-party truck capacity providers was primarily attributable to increased industrial production in the domestic marketplace as well as the impact of market share gains from agents recruited during 2011 and 2010, partially offset by the anticipated reduction of freight hauled on behalf of one customer in the Company’s less-than-truckload substitute line haul service offering. Less-than-truckload substitute line haul revenue was $74,823,000 and $219,872,000 in fiscal years 2011 and 2010, respectively. The increase in revenue per load on revenue hauled by third-party truck capacity providers was primarily attributable to tighter truck capacity in the domestic market during 2011. Fuel surcharges on Truck Brokerage Carrier revenue identified separately in billings to customers and included as a component of Truck Brokerage Carrier revenue were $101,114,000 and $79,898,000 in fiscal years 2011 and 2010, respectively. Fuel surcharges billed to customers on revenue hauled by BCO Independent Contractors are excluded from revenue.

Transportation revenue hauled by multimode capacity providers for fiscal year 2011, which represented 6% of total revenue, was $166,403,000, an increase of $29,936,000, or 22%, compared to fiscal year 2010. The number of loads hauled by multimode capacity providers in fiscal year 2011 increased 7% compared to fiscal year 2010, and revenue per load increased 14% over the same period. The increase in revenue per load on revenue hauled by multimode capacity providers is influenced by many factors including the mode of transportation used, length of haul, complexity of freight, density of freight lanes, fuel costs and availability of capacity.

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

Other operating costs were 6.7% and 7.3% of gross profit in fiscal years 2011 and 2010, respectively. The decrease in other operating costs as a percentage of gross profit was primarily attributable to the effect of increased gross profit and a reduction in certain outsourced logistics services costs in fiscal year 2011. Insurance and claims were 9.9% of gross profit in fiscal year 2011 and 12.5% of gross profit in fiscal year 2010. The decrease in insurance and claims as a percentage of gross profit was primarily due to an increase in the percent of gross profit contributed from revenue hauled by Truck Brokerage Carriers in fiscal year 2011, which has a lower claims risk profile and favorable frequency and severity of accidents in fiscal year 2011. Selling, general and administrative costs were 35.4% of gross profit in fiscal year 2011 and 38.8% of gross profit in fiscal year 2010. The decrease in selling, general and administrative costs as a percentage of gross profit was primarily attributable to the effect of increased gross profit and a decreased provision for bonuses under the Company’s incentive compensation plan, partially offset by an increase in the provision for customer bad debt in fiscal year 2011 with a significant portion related to one specific customer. In addition, selling, general and administrative costs included a one-time charge in fiscal year 2010 of $3,800,000 related to the buyout by the Company of its remaining contingent payment obligations relating to an acquisition completed in 2009. Depreciation and amortization was 6.0% of gross profit in fiscal year 2011 and 6.3% of gross profit in fiscal year 2010. The decrease in depreciation and amortization as a percentage of gross profit was primarily due to the effect of increased gross profit in fiscal year 2011.

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

In the Company’s 2009 fiscal third quarter, the Company acquired A3 Integration, LLC, now known as LSCS LLC, and its subsidiaries through A3i Acquisition LLC, an entity in which the Company owned 100% of the non-voting, preferred interests and, from the date of acquisition to January 2011, 75% of the voting, common equity interests. The net losses attributable to noncontrolling interest of $62,000 and $932,000 in fiscal years 2011 and 2010, respectively, represent the noncontrolling investor’s 25% share of the net loss incurred by A3i Acquisition through January 2011. The Company purchased the remaining 25% of A3i Acquisition in January 2011.

Net income attributable to the Company was $113,007,000, or $2.38 per common share ($2.38 per diluted share), in fiscal year 2011. Net income attributable to the Company was $87,514,000, or $1.77 per common share ($1.77 per diluted share), in fiscal year 2010.

Capital Resources and Liquidity

Working capital and the ratio of current assets to current liabilities were $247,605,000 and 1.7 to 1, respectively, at December 29, 2012, compared with $220,679,000 and 1.7 to 1, respectively, at December 31, 2011 and $142,571,000 and 1.5 to 1, respectively, at December 25, 2010. Landstar has historically operated with current ratios within the range of 1.5 to 1 to 2.0 to 1. Cash provided by operating activities was $125,584,000, $118,034,000, and $108,758,000 in 2012, 2011 and 2010, respectively. The increase in cash flow provided by operating activities for 2012 compared to 2011 was primarily attributable to the timing of collections of trade receivables and increased net income, partially offset by timing of payments. The increase in cash flow provided by operating activities for 2011 compared to 2010 was primarily attributable to increased net income and the timing of payments, partially offset by timing of collections of trade receivables.

The Company paid $0.73, $0.21, and $0.19 per share, or $33,981,000, $9,983,000 and $9,422,000 in cash dividends during 2012, 2011, and 2010, respectively. On December 5, 2012, the Company announced that its Board of Directors declared a dividend of $0.50 per share to holders of record of its Common Stock as of December 17, 2012. In conjunction with the announcement of this dividend, the Company announced that it does not expect the declaration and payment of dividends in connection with its quarterly earnings results for the four quarters of fiscal 2013 and for the first three quarters of fiscal 2014. During 2012, the Company purchased

524,674 shares of its Common Stock at a total cost of $25,826,000. During 2011 and 2010, the Company purchased 1,206,111 and 2,652,791 shares of its Common Stock at a total cost of $50,450,000 and $102,736,000, respectively. The Company has used cash provided by operating activities and borrowings on the Company’s revolving credit facilities to fund the purchases. Since January 1997, the Company has purchased approximately $1,051,000,000 of its Common Stock under programs authorized by the Board of Directors of the Company in open market and private block transactions. As of December 29, 2012, the Company may purchase up to an additional 1,991,877 shares of its Common Stock under its authorized stock purchase program. Long-term debt, including current maturities, was $114,141,000 at December 29, 2012, compared to $132,342,000 at December 31, 2011 and $121,611,000 at December 25, 2010.

Equity was $379,454,000, or 77% of total capitalization (defined as long-term debt including current maturities plus equity), at December 29, 2012, compared to $300,577,000, or 69% of total capitalization, at December 31, 2011 and $250,967,000, or 67% of total capitalization, at December 25, 2010. The increase in equity in 2012 over 2011 was primarily a result of net income and the effect of the exercises of stock options during the period, partially offset by purchases of shares of the Company’s Common Stock and dividends paid by the Company. The increase in equity in 2011 over 2010 was primarily a result of net income and the effect of the exercises of stock options during the period, partially offset by the January 2011 purchase of the noncontrolling interest, purchases of shares of the Company’s Common Stock and dividends paid by the Company.

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

At December 29, 2012, the Company had $40,000,000 in borrowings outstanding and $32,754,000 of letters of credit outstanding under the Credit Agreement. At December 29, 2012, there was $152,246,000 available for future borrowings under the Credit Agreement. In addition, the Company has $45,146,000 in letters of credit outstanding as collateral for insurance claims that are secured by investments totaling $50,162,000 at December 29, 2012. Investments, all of which are carried at fair value, include primarily investment-grade bonds and U.S. Treasury obligations having maturities of up to five years. Fair value of investments is based primarily on quoted market prices. See Notes to Consolidated Financial Statements for further discussion on measurement of fair value of investments.

Historically, the Company has generated sufficient operating cash flow to meet its debt service requirements, fund continued growth, both internal and through acquisitions, complete or execute share purchases of its Common Stock under authorized share purchase programs, pay dividends and meet working capital needs. As a non-asset based provider of transportation services and supply chain solutions, the Company’s annual capital requirements for operating property are generally for trailing equipment and information technology hardware and software. In addition, a significant portion of the trailing equipment used by the Company is provided by third party capacity providers, thereby reducing the Company’s capital requirements. During 2012, 2011 and 2010, the Company purchased $7,072,000, $4,337,000 and $27,505,000, respectively, of operating property and acquired $43,077,000, $34,044,000 and $14,986,000, respectively, of trailing equipment by entering into capital leases. The Company purchased its primary facility in Jacksonville, Florida in 2010 for $21,135,000. Landstar anticipates acquiring approximately $65,000,000 in operating property, primarily new trailing equipment to replace older trailing equipment and information technology equipment, during fiscal year 2013 either by purchase or lease financing. The Company does not currently anticipate any other significant capital requirements in 2013.

Management believes that cash flow from operations combined with the Company’s borrowing capacity under the Credit Agreement will be adequate to meet Landstar’s debt service requirements, fund continued growth, both internal and through acquisitions, pay dividends, complete the authorized share purchase program and meet working capital needs.

Contractual Obligations and Commitments

At December 29, 2012, the Company’s obligations and commitments to make future payments under contracts, such as debt and lease agreements, were as follows (in thousands):

	Payments Due By Period
Contractual Obligation	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term debt obligations	$40,000			$40,000
Capital lease obligations	77,980	$20,696	$37,675	19,609
Operating lease obligations	6,629	2,152	2,743	1,146	$588
Purchase obligations	49,860	46,719	3,001	140

	$174,469	$69,567	$43,419	$60,895	$588

Long-term debt obligations represent borrowings under the Credit Agreement and do not include interest. Capital lease obligations above include $3,839,000 of imputed interest. At December 29, 2012, the Company has gross unrecognized tax benefits of $2,329,000. This amount is excluded from the table above as the Company cannot reasonably estimate the period of cash settlement with the respective taxing authorities. At December 29, 2012, the Company has insurance claims liabilities of $86,405,000. This amount is excluded from the table above as the Company cannot reasonably estimate the period of cash settlement on these liabilities. The short-term portion of the insurance claims liability is reported on the consolidated balance sheets primarily on an actuarially determined basis. Included in purchase obligations in the table above is $41,034,000 of obligations related to trailing equipment to replace older trailer equipment.

Off-Balance Sheet Arrangements

As of December 29, 2012, the Company had no off-balance sheet arrangements, other than operating leases as disclosed in the table of Contractual Obligations and Commitments above, that have or are reasonably likely to have a current or future material effect on the Company’s financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

Legal Matters

As further described in periodic and current reports previously filed by the Company with the Securities and Exchange Commission (the “SEC”), the Company and certain of its subsidiaries (the “Defendants”) were defendants in a suit (the “Litigation”) brought in the United States District Court for the Middle District of Florida (the “District Court”) by the Owner-Operator Independent Drivers Association, Inc. (“OOIDA”) and four former BCO Independent Contractors (the “Named Plaintiffs” and, with OOIDA, the “Plaintiffs”) on behalf of all independent contractors who provide truck capacity to the Company and its subsidiaries under exclusive lease arrangements (the “BCO Independent Contractors”). The initial complaint in the Litigation was filed on November 1, 2002. The Plaintiffs alleged that certain aspects of the Company’s motor carrier leases and related practices with its BCO Independent Contractors violated certain federal leasing regulations and sought injunctive relief, an unspecified amount of damages and attorneys’ fees. Following a second trial in August 2012 in which all claims against the Defendants were denied, the Litigation was settled in December 2012. Under the terms of the settlement, the Plaintiffs dismissed their remaining claims in the Litigation, each party agreed to bear its own costs and fees in the Litigation, the parties exchanged releases, and OOIDA made a contribution to the BCO Benevolence Fund, Inc., a non-profit corporation founded by the Company to provide financial assistance to BCO Independent Contractors in hardship situations.

Also as further described in periodic and current reports previously filed by the Company with the SEC, in June 2011, Landstar System, Inc. received a Civil Investigative Demand (the “CID”) from the United States Attorney for the Western District of Kentucky (the “U.S. Attorney”) issued pursuant to a complaint (the “Complaint”) filed by a third party under the False Claims Act. The Company cooperated fully with the CID, which requested documents and answers to written interrogatories limited to freight hauled to or from Fort Campbell, Kentucky by certain subsidiaries of the Company and billed to the U.S. government. In November 2012, the Company was informed by the U.S. Attorney of the dismissal of the Complaint and the consent by the U.S. government to such dismissal. The Company believes this matter has been concluded.

On September 23, 2011, a jury sitting in a state court in Cobb County, Georgia, entered a damage award of approximately $40.2 million (such amount, plus pre-judgment interest, post-judgment interest and a portion of plaintiffs’ attorney fees in an amount not yet determined are collectively referred to herein as the “Damage Award”) against Landstar Ranger, Inc., Landstar System Holdings, Inc. and Landstar System, Inc. While a judgment has been entered by the court on the verdict, execution on that judgment is stayed and no judgment has been entered on the pre-judgment interest claims and attorney fee claims due to the pendency of certain post-trial motions. The Damage Award arises out of an accident that occurred in February 2007 involving a BCO Independent Contractor leased to Landstar Ranger, Inc. Under the terms of the commercial trucking insurance program that Landstar had in place in 2007, Landstar retained liability for up to $5 million with respect to the accident giving rise to the Damage Award. Landstar has third party insurance and/or reinsurance policies in place that are expected to provide coverage for all amounts of the Damage Award in excess of such retention, including all related out-of-pocket expenses, such as the costs of an appeal bond, interest and attorney fees comprising the Damage Award that may be entered by the trial court or an appellate court in the future. The Company recorded a $5 million charge representing its self-insured retention in respect of this accident in the consolidated financial results of the Company in the 2007 first quarter. Accordingly, that portion of the Damage Award has been previously recorded by the Company and therefore did not reduce consolidated operating income or net income for the Company’s 2011 or 2012 fiscal years. Under the terms of the Company’s insurance policies, the Company is the primary obligor of the amount of the Damage Award, and as such, the Company has reported a $38.7 million receivable from the third party insurance providers in other receivables and a corresponding liability of the same amount in insurance claims in the consolidated balance sheets at December 29, 2012. The Company and its insurers have filed post-trial motions challenging the Damage Award and seeking a new trial and intend to appeal the Damage Award to the extent necessary following the resolution of those motions. No assurances can be given regarding the outcome of the pending motions or any such appeal, including as to the impact of the Damage Award on the premiums charged by the Company’s third party insurers from time to time for commercial trucking insurance.

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

Critical Accounting Policies and Estimates

The allowance for doubtful accounts for both trade and other receivables represents management’s estimate of the amount of outstanding receivables that will not be collected. Historically, management’s estimates for uncollectible receivables have been materially correct. Although management believes the amount of the allowance for both trade and other receivables at December 29, 2012 is appropriate, a prolonged period of low or no economic growth may adversely affect the collection of these receivables. In addition, liquidity concerns and/or unanticipated bankruptcy proceedings at any of the Company’s larger customers in which the Company is carrying a significant receivable could result in an increase in the provision for uncollectible receivables and have a significant impact on the Company’s results of operations in a given quarter or year. However, it is not expected that an uncollectible accounts receivable resulting from an individual customer would have a significant impact on the Company’s financial condition. Conversely, a more robust economic environment or the recovery of a previously provided for uncollectible receivable from an individual customer may result in the realization of some portion of the estimated uncollectible receivables.

Landstar provides for the estimated costs of self-insured claims primarily on an actuarial basis. The amount recorded for the estimated liability for claims incurred is based upon the facts and circumstances known on the applicable balance sheet date. The ultimate resolution of these claims may be for an amount greater or less than the amount estimated by management. The Company continually revises its existing claim estimates as new or revised information becomes available on the status of each claim. Historically, the Company has experienced both favorable and unfavorable development of prior years’ claims estimates. During fiscal year 2012, insurance and claims costs included $11,000 of unfavorable adjustments to prior years’ claims estimates. During fiscal years 2011 and 2010, insurance and claims costs included $505,000 and $1,582,000 of favorable adjustments to prior years’ claims estimates, respectively. It is reasonably likely that the ultimate outcome of settling all outstanding claims will be more or less than the estimated claims reserve at December 29, 2012.

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

The Company tests for impairment of goodwill at least annually, typically in the fourth quarter, based on a two-step impairment test. The first step compares the fair value of each reporting unit with its carrying amount, including goodwill. Fair value of each reporting unit is estimated using a discounted cash flow model. The model includes a number of significant assumptions and estimates including future cash flows and discount rates. Such assumptions and estimates necessarily involve management judgments concerning, among other things, future revenues and profitability. If the carrying amount exceeds fair value under the first step of the impairment test, then the second step is performed to measure the amount of any impairment loss. Only the first step of the impairment test was required in 2012 as the estimated fair value of the reporting units significantly exceeded carrying value.

The Company purchased two companies in July 2009, one of which was highly dependent on the U.S. automotive manufacturing industry and the other of which was a start-up. On the date of the acquisitions, the

Company recorded $26,300,000 of goodwill. The two acquired entities are considered one reporting unit as it relates to business valuation. As it relates to goodwill recorded upon the acquisition of these companies in July 2009, should the automotive industry experience a significant downturn and should the Company fail to add customers to the technology platform acquired with the start-up company, the Company could determine that its goodwill is impaired in the future. The Company will continue to monitor the economic environment and test for impairment of goodwill as necessary.

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

Effects of Inflation

Management does not believe inflation has had a material impact on the results of operations or financial condition of Landstar in the past five years. However, inflation in excess of historical trends might have an adverse effect on the Company’s results of operations in the future.

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

Depending upon the specific type of borrowing, borrowings under the Credit Agreement bear interest based on either (a) the prime rate, (b) the federal funds effective rate, (c) the rate at the time offered to JPMorgan Chase Bank, N.A. in the Eurodollar market or (d) the London Interbank Offered Rate, plus a margin that is determined based on the level of the Company’s Leverage Ratio, as defined in the Credit Agreement. As of December 29, 2012 and December 31, 2011, the weighted average interest rate on borrowings outstanding was 1.22% and 1.15%, respectively. During the fourth quarter of 2012 and 2011, the average outstanding balance under the Credit Agreement was approximately $34,882,000 and $85,296,000, respectively. Assuming that debt levels on the Credit Agreement remain at $40,000,000, the balance at December 29, 2012, a hypothetical increase of 100 basis points in current rates provided for under the Credit Agreement is estimated to result in an increase in interest expense of $400,000 on an annualized basis. Based on the borrowing rates in the Credit Agreement and the repayment terms, the fair value of the outstanding borrowings as of December 29, 2012 was estimated to approximate carrying value. All amounts outstanding under the Credit Agreement are payable on June 29, 2017, the maturity date of the Credit Agreement.

Long-term investments, all of which are available-for-sale and are carried at fair value, include primarily investment-grade bonds and U.S. Treasury obligations having maturities of up to five years. Assuming that the long-term portion of investments remains at $56,874,000, the balance at December 29, 2012, a hypothetical increase or decrease in interest rates of 100 basis points would not have a material impact on future earnings on an annualized basis. Short-term investments consist of short-term investment-grade instruments and the current maturities of investment-grade corporate bonds and U.S. Treasury obligations. Accordingly, any future interest rate risk on these short-term investments would not be material.

Assets and liabilities of the Company’s Canadian operation are translated from their functional currency to U.S. dollars using exchange rates in effect at the balance sheet date and revenue and expense accounts are translated at average monthly exchange rates during the period. Adjustments resulting from the translation process are included in accumulated other comprehensive income. Transactional gains and losses arising from receivable and payable balances, including intercompany balances, in the normal course of business that are denominated in a currency other than the functional currency of the operation are recorded in the statements of income when they occur. The net assets held at the Company’s Canadian subsidiary at December 29, 2012 were, as translated to U.S. dollars, less than 1% of total consolidated net assets. Accordingly, any translation gain or loss related to the Canadian operation would not be material.

Item 8.	Financial Statements and Supplementary Data

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

	Dec. 29, 2012	Dec. 31, 2011
ASSETS
Current Assets
Cash and cash equivalents	$74,284	$80,900
Short-term investments	35,528	27,944
Trade accounts receivable, less allowance of $8,650 and $6,591	408,787	368,377
Other receivables, including advances to independent contractors, less allowance of $4,657 and $5,384	55,278	53,263
Deferred income taxes and other current assets	18,067	21,308

Total current assets	591,944	551,792

Operating property, less accumulated depreciation and amortization of $158,999 and $145,804	158,953	142,146
Goodwill	57,470	57,470
Other assets	71,054	57,041

Total assets	$879,421	$808,449

LIABILITIES AND EQUITY
Current Liabilities
Cash overdraft	$33,647	$25,905
Accounts payable	188,981	163,307
Current maturities of long-term debt	19,016	17,212
Insurance claims	64,509	76,624
Other current liabilities	38,186	48,065

Total current liabilities	344,339	331,113

Long-term debt, excluding current maturities	95,125	115,130
Insurance claims	21,896	27,494
Deferred income taxes and other noncurrent liabilities	38,607	34,135
Shareholders’ Equity
Common stock, $0.01 par value, authorized 160,000,000 shares, issued 66,859,864 and 66,602,486 shares	669	666
Additional paid-in capital	173,976	165,712
Retained earnings	1,042,956	947,156
Cost of 20,411,736 and 19,882,289 shares of common stock in treasury	(839,517)	(813,684)
Accumulated other comprehensive income	1,370	727

Total shareholders’ equity	379,454	300,577

Total liabilities and shareholders’equity	$879,421	$808,449

See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share amounts)

	Fiscal Years Ended
	Dec. 29, 2012	Dec. 31, 2011	Dec. 25, 2010
Revenue	$2,793,420	$2,649,082	$2,400,170
Investment income	1,563	1,705	1,558
Costs and expenses:
Purchased transportation	2,129,345	2,007,102	1,824,308
Commissions to agents	218,363	210,088	181,405
Other operating costs	22,949	28,865	28,826
Insurance and claims	37,451	42,766	49,334
Selling, general and administrative	153,566	152,907	153,080
Depreciation and amortization	27,456	25,814	24,804

Total costs and expenses	2,589,130	2,467,542	2,261,757

Operating income	205,853	183,245	139,971
Interest and debt expense	3,104	3,112	3,623

Income before income taxes	202,749	180,133	136,348
Income taxes	72,968	67,188	49,766

Net income	129,781	112,945	86,582
Less: Net loss attributable to noncontrolling interest	—	(62)	(932)

Net income attributable to Landstar System, Inc. and subsidiary	$129,781	$113,007	$87,514

Earnings per common share attributable to Landstar System, Inc. and subsidiary	$2.78	$2.38	$1.77

Diluted earnings per share attributable to Landstar System, Inc. and subsidiary	$2.77	$2.38	$1.77

Average number of shares outstanding:
Earnings per common share	46,698,000	47,444,000	49,523,000

Diluted earnings per share	46,877,000	47,524,000	49,580,000

Dividends paid per common share	$0.73	$0.21	$0.19

See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

	Fiscal Years Ended
	Dec. 29, 2012	Dec. 31, 2011	Dec. 25, 2010
Net income attributable to Landstar System, Inc. and subsidiary	$129,781	$113,007	$87,514
Other comprehensive income (loss):
Unrealized holding gains on available-for-sale investments, net of tax expense of $221, $9 and $111	400	17	201
Foreign currency translation gains (losses)	243	(171)	182

Other comprehensive income (loss)	643	(154)	383

Comprehensive income attributable to Landstar System, Inc. and subsidiary	$130,424	$112,853	$87,897

See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Fiscal Years Ended
	Dec. 29, 2012	Dec. 31, 2011	Dec. 25, 2010
OPERATING ACTIVITIES
Net income	$129,781	$112,945	$86,582
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of operating property and intangible assets	27,456	25,814	24,804
Non-cash interest charges	218	218	219
Provisions for losses on trade and other accounts receivable	4,984	7,804	3,916
Losses (gains) on sales/disposals of operating property	(2,795)	(266)	1,058
Deferred income taxes, net	4,261	10,071	525
Stock-based compensation	6,149	5,012	4,769
Changes in operating assets and liabilities:
Increase in trade and other accounts receivable	(47,409)	(98,151)	(38,206)
Decrease (increase) in other assets	3,206	1,871	(1,752)
Increase in accounts payable	25,674	26,010	16,267
Increase (decrease) in other liabilities	(8,228)	(5,729)	11,200
Increase (decrease) in insurance claims	(17,713)	32,435	(624)

NET CASH PROVIDED BY OPERATING ACTIVITIES	125,584	118,034	108,758

INVESTING ACTIVITIES
Net change in other short-term investments	—	—	1,730
Sales and maturities of investments	33,028	67,174	39,187
Purchases of investments	(56,897)	(58,413)	(65,818)
Purchases of operating property	(7,072)	(4,337)	(27,505)
Proceeds from sales of operating property	9,730	4,385	1,686

NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	(21,211)	8,809	(50,720)

FINANCING ACTIVITIES
Increase (decrease) in cash overdraft	7,742	1,028	(4,042)
Dividends paid	(33,981)	(9,983)	(9,422)
Proceeds from exercises of stock options	1,360	923	1,660
Excess (shortfall) tax effect on stock option exercises	751	(683)	1,580
Borrowings on revolving credit facility	60,000	10,000	40,000
Purchases of common stock	(25,826)	(50,450)	(102,736)
Principal payments on long-term debt and capital lease obligations	(121,278)	(33,313)	(26,273)
Purchase of noncontrolling interest	—	(8,000)	—

NET CASH USED BY FINANCING ACTIVITIES	(111,232)	(90,478)	(99,233)

Effect of exchange rate changes on cash and cash equivalents	243	(171)	182

Increase (decrease) in cash and cash equivalents	(6,616)	36,194	(41,013)
Cash and cash equivalents at beginning of period	80,900	44,706	85,719

Cash and cash equivalents at end of period	$74,284	$80,900	$44,706

See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Fiscal Years Ended December 29, 2012,

December 31, 2011 and December 25, 2010

(Dollars in thousands)

	Landstar System, Inc. and Subsidiary Shareholders
	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock at Cost		Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest	Total
	Shares	Amount			Shares	Amount
Balance December 26, 2009	66,255,358	$663	$161,261	$766,040	16,022,111	$(660,446)	$498	$135	$268,151
Net income (loss)				87,514				(932)	86,582
Dividends paid ($0.19 per share)				(9,422)					(9,422)
Purchases of common stock					2,652,791	(102,736)			(102,736)
Exercises of stock options and issuance of non-vested stock, including excess tax effect	279,811	2	3,238						3,240
Stock-based compensation			4,769						4,769
Foreign currency translation							182		182
Unrealized gain on available-for-sale investments, net of income taxes							201		201

Balance December 25, 2010	66,535,169	$665	$169,268	$844,132	18,674,902	$(763,182)	$881	$(797)	$250,967
Net income (loss)				113,007				(62)	112,945
Dividends paid ($0.21 per share)				(9,983)					(9,983)
Purchases of common stock					1,206,111	(50,450)			(50,450)
Purchase of noncontrolling interest			(8,859)					859	(8,000)
Exercises of stock options and issuance and vesting of non-vested stock, including shortfall tax effect	67,317	1	291		1,276	(52)			240
Stock-based compensation			5,012						5,012
Foreign currency translation							(171)		(171)
Unrealized gain on available-for-sale investments, net of income taxes							17		17

Balance December 31, 2011	66,602,486	$666	$165,712	$947,156	19,882,289	$(813,684)	$727	$—	$300,577
Net income				129,781					129,781
Dividends paid ($0.73 per share)				(33,981)					(33,981)
Purchases of common stock					524,674	(25,826)			(25,826)
Exercises of stock options and issuances net of forfeitures and vesting of non- vested stock, including excess tax effect	257,378	3	2,115		4,773	(7)			2,111
Stock-based compensation			6,149						6,149
Foreign currency translation							243		243
Unrealized gain on available-for-sale investments, net of income taxes							400		400

Balance December 29, 2012	66,859,864	$669	$173,976	$1,042,956	20,411,736	$(839,517)	$1,370	$—	$379,454

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

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Financial Instruments

The Company’s financial instruments include cash equivalents, short and long-term investments, trade and other accounts receivable, accounts payable, other accrued liabilities, current and non-current insurance claims and long-term debt plus current maturities (“Debt”). The carrying value of cash equivalents, trade and other accounts receivable, accounts payable, current insurance claims and other accrued liabilities approximate fair value as the assets and liabilities are short term in nature. Short and long-term investments are carried at fair value as further described in the “Investments” footnote below. The carrying value of non-current insurance claims approximate fair value as the Company generally has the ability to, but is not required to, settle claims in a short term. The Company’s Debt includes borrowings under the Company’s revolving credit facility plus borrowings relating to capital lease obligations used to finance trailing equipment. The interest rates on borrowings under the revolving credit facility are typically tied to short-term LIBOR rates that adjust monthly and, as such, carrying value approximates fair value. Interest rates on borrowings under capital leases approximate the interest rates that would currently be available to the Company under similar terms and, as such, carrying value approximates fair value.

Trade and Other Receivables

The allowance for doubtful accounts for both trade and other receivables represents management’s estimate of the amount of outstanding receivables that will not be collected. Estimates are used to determine the allowance for doubtful accounts for both trade and other receivables and are generally based on specific identification, historical collection results, current economic trends and changes in payment terms. Following is a summary of the activity in the allowance for doubtful accounts for fiscal years ending December 29, 2012, December 31, 2011 and December 25, 2010 (in thousands):

	Balance at Beginning of Period	Charged to Costs and Expenses	Write-offs, Net of Recoveries	Balance at End of Period
For the Fiscal Year Ended December 29, 2012
Trade receivables	$6,591	$4,368	$(2,309)	$8,650
Other receivables	7,768	610	(2,766)	5,612
Other non-current receivables	274	6	(41)	239

	$14,633	$4,984	$(5,116)	$14,501

For the Fiscal Year Ended December 31, 2011
Trade receivables	$5,324	$4,503	$(3,236)	$6,591
Other receivables	7,499	3,293	(3,024)	7,768
Other non-current receivables	312	8	(46)	274

	$13,135	$7,804	$(6,306)	$14,633

For the Fiscal Year Ended December 25, 2010
Trade receivables	$5,547	$1,395	$(1,618)	$5,324
Other receivables	6,727	2,516	(1,744)	7,499
Other non-current receivables	319	5	(12)	312

	$12,593	$3,916	$(3,374)	$13,135

Operating Property

Operating property is recorded at cost. Depreciation is provided on a straight-line basis over the estimated useful lives of the related assets. Buildings and improvements are being depreciated over 30 years. Trailing

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

equipment is being depreciated over 7 to 10 years. Information technology hardware and software included in other equipment is generally being depreciated over 3 to 7 years.

Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price paid over the fair value of the net assets of acquired businesses. The Company has two reporting units within the transportation logistics segment that report goodwill. The Company tests for impairment of goodwill at least annually, typically in the fourth quarter, based on a two-step impairment test. The first step compares the fair value of each reporting unit with its carrying amount, including goodwill. Fair value of each reporting unit is estimated using a discounted cash flow model. The model includes a number of significant assumptions and estimates including future cash flows and discount rates. If the carrying amount exceeds fair value under the first step of the impairment test, then the second step is performed to measure the amount of any impairment loss. Only the first step of the impairment test was required in 2012 as the estimated fair value of the reporting units significantly exceeded carrying value. Other intangible assets, which consist primarily of non-contractual customer relationships, developed technology, trademarks and non-compete agreements, are included in other assets on the consolidated balance sheets and are amortized over their estimated useful lives, which range from five to ten years.

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

Share-Based Payments

The Company’s share-based payment arrangements include restricted stock units (“RSU”), non-vested restricted stock and stock options. The Company estimates the fair value of stock option awards on the date of grant using the Black-Scholes pricing model and recognizes compensation cost for stock option awards expected to vest on a straight-line basis over the requisite service period for the entire award. Forfeitures are estimated at grant date based on historical experience and anticipated employee turnover. The fair value of each share of non-vested restricted stock is based on the fair value of such share on the date of grant and compensation costs for non-vested restricted stock are recognized on a straight-line basis over the requisite service period for the award. The fair value of each RSU is based on the market value of the Company’s Common Stock on the date of grant, discounted for lack of marketability for a minimum post-vesting holding requirement. The compensation costs for RSUs are recognized over the life of the award based on an estimated number of shares that will vest over the life of the award, multiplied by the fair value of an RSU.

Earnings Per Share

Earnings per common share attributable to Landstar System, Inc. and subsidiary are based on the weighted average number of shares outstanding, including outstanding non-vested restricted stock. Diluted earnings per share attributable to Landstar System, Inc. and subsidiary are based on the weighted average number of common shares outstanding plus the incremental shares that would have been outstanding upon the assumed exercise of all dilutive stock options.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table provides a reconciliation of the average number of common shares outstanding used to calculate earnings per common share attributable to Landstar System, Inc. and subsidiary to the average number of common shares and common share equivalents outstanding used to calculate diluted earnings per share attributable to Landstar System, Inc. and subsidiary (in thousands):

	Fiscal Year
	2012	2011	2010
Average number of common shares outstanding	46,698	47,444	49,523
Incremental shares from assumed exercises of stock options	179	80	57

Average number of common shares and common share equivalents outstanding	46,877	47,524	49,580

For the fiscal years ended December 29, 2012, December 31, 2011 and December 25, 2010, there were 321,000, 220,244 and 1,349,313 options outstanding, respectively, to purchase shares of Common Stock excluded from the calculation of diluted earnings per share attributable to Landstar because they were antidilutive. For the fiscal year ended December 29, 2012, RSUs were excluded from the calculation of diluted earnings per share attributable to Landstar because the performance metric requirements for vesting have not been satisfied.

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

(2)    Noncontrolling Interest

In the Company’s 2009 fiscal third quarter, the Company acquired A3 Integration, LLC, now known as LSCSLLC, and its subsidiaries through A3i Acquisition LLC, an entity in which the Company owned 100% of the non-voting, preferred interests and, from the date of acquisition to January 2011, 75% of the voting, common equity interests. A subsidiary of the Company purchased the remaining 25% of the voting, common equity interests in A3i Acquisition LLC in January 2011.

(3)    Investments

Investments include primarily investment-grade corporate bonds and U.S. Treasury obligations having maturities of up to five years (the “bond portfolio”). Investments in the bond portfolio are reported as available-for-sale and are carried at fair value. Investments maturing less than one year from the balance sheet date are included in short-term investments and investments maturing more than one year from the balance sheet date are included in other assets in the consolidated balance sheets. Management performs an analysis of the nature of the unrealized losses on available-for-sale investments to determine whether such losses are other-than-temporary. Unrealized losses, representing the excess of the purchase price of an investment over its fair value as of the end of a period, considered to be other-than-temporary, are to be included as a charge in the statement of income, while unrealized losses considered to be temporary are to be included as a component of shareholders’ equity. Investments whose values are based on quoted market prices in active markets are classified within Level 1. Investments that trade in markets that are not considered to be active, but are valued based on quoted market

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

prices, are classified within Level 2. As Level 2 investments include positions that are not traded in active markets, valuations may be adjusted to reflect illiquidity and/or non-transferability, which are generally based on available market information. Any transfers between levels are recognized as of the beginning of any reporting period. Fair value of the bond portfolio was determined using Level 1 inputs related to U.S. Treasury obligations and money market investments and Level 2 inputs related to investment-grade corporate bonds, mortgage-backed securities and direct obligations of government agencies. Unrealized gains, net of unrealized losses, on the investments in the bond portfolio were $1,407,000 and $786,000 at December 29, 2012 and December 31, 2011, respectively.

The amortized cost and fair values of available-for-sale investments are as follows at December 29, 2012 and December 31, 2011 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 29, 2012
Money market investments	$2,865	$—	$—	$2,865
Mortgage-backed securities	2,175	73	—	2,248
Corporate bonds and direct obligations of government agencies	69,173	1,294	6	70,461
U.S. Treasury obligations	16,782	47	1	16,828

Total	$90,995	$1,414	$7	$92,402

December 31, 2011
Money market investments	$1,989	$—	$—	$1,989
Mortgage-backed securities	3,017	61	18	3,060
Corporate bonds and direct obligations of government agencies	51,014	819	126	51,707
U.S. Treasury obligations	11,682	51	1	11,732

Total	$67,702	$931	$145	$68,488

For those available-for-sale investments with unrealized losses at December 29, 2012 and December 31, 2011, the following table summarizes the duration of the unrealized loss (in thousands):

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
December 29, 2012
Corporate bonds and direct obligations of government agencies	$3,387	$6	$—	$—	$3,387	$6
U.S. Treasury obligations	770	1	—	—	770	1

Total	$4,157	$7	$—	$—	$4,157	$7

December 31, 2011
Mortgage-backed securities	$468	$18	$—	$—	$468	$18
Corporate bonds and direct obligations of government agencies	6,067	126	—	—	6,067	126
U.S. Treasury obligations	591	1	—	—	591	1

Total	$7,126	$145	$—	$—	$7,126	$145

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Short-term investments include $35,528,000 in current maturities of investments held by the Company’s insurance segment at December 29, 2012. The non-current portion of the bond portfolio of $56,874,000 is included in other assets. The short-term investments, together with $14,634,000 of non-current investments, provide collateral for the $45,146,000 of letters of credit issued to guarantee payment of insurance claims.

Investment income represents the earnings on the insurance segment’s assets. Investment income earned from the assets of the insurance segment are included as a component of operating income as the investment of these assets is critical to providing collateral, liquidity and earnings with respect to the operation of the Company’s insurance programs.

(4)    Income Taxes

The provisions for income taxes consisted of the following (in thousands):

	Fiscal Year
	2012	2011	2010
Current:
Federal	$65,307	$53,413	$46,164
State	2,387	3,247	2,199
Canadian	1,013	1,023	878

Total current	$68,707	$57,683	$49,241

Deferred:
Federal	$4,117	$9,056	$801
State	144	449	(276)

Total deferred	4,261	9,505	525

Income taxes	$72,968	$67,188	$49,766

Temporary differences and carryforwards which gave rise to deferred tax assets and liabilities consisted of the following (in thousands):

	Dec. 29, 2012	Dec. 31, 2011
Deferred tax assets:
Receivable valuations	$5,386	$4,570
Share-based payments	4,182	5,843
Self-insured claims	5,541	5,940
Other	5,076	5,316

Total deferred tax assets	$20,185	$21,669

Deferred tax liabilities:
Operating property	$39,469	$38,040
Goodwill	7,190	6,721
Other	2,417	1,538

Total deferred tax liabilities	$49,076	$46,299

Net deferred tax liability	$28,891	$24,630

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the differences between income taxes calculated at the federal income tax rate of 35% on income before income taxes and the provisions for income taxes (in thousands):

	Fiscal Year
	2012	2011	2010
Income taxes at federal income tax rate	$70,962	$63,047	$47,722
State income taxes, net of federal income tax benefit	1,465	2,424	695
Meals and entertainment exclusion	950	972	691
Share-based payments	(122)	708	550
Other, net	(287)	37	108

Income taxes	$72,968	$67,188	$49,766

As of December 29, 2012 and December 31, 2011, the Company had $1,643,000 and $5,069,000, respectively, of net unrecognized tax benefits representing the provision for the uncertainty of certain tax positions plus a component of interest and penalties. Estimated interest and penalties on the provision for the uncertainty of certain tax positions is included in income tax expense. At December 29, 2012 and December 31, 2011 there was $626,000 and $2,214,000, respectively, accrued for estimated interest and penalties related to the uncertainty of certain tax positions. The Company does not currently anticipate any significant increase or decrease to the unrecognized tax benefit during 2013.

The Company files a consolidated U.S. federal income tax return. The Company or its subsidiaries file state tax returns in the majority of the U.S. state tax jurisdictions. With few exceptions, the Company and its subsidiaries are no longer subject to U.S. federal or state income tax examinations by tax authorities for 2008 and prior years. The Company’s wholly owned Canadian subsidiary, Landstar Canada, Inc., is subject to Canadian income and other taxes.

The following table summarizes the rollforward of the total amounts of gross unrecognized tax benefits for fiscal years 2012 and 2011 (in thousands):

	Fiscal Year
	2012	2011
Gross unrecognized tax benefits — beginning of the year	$7,364	$9,209
Gross increases related to current year tax positions	373	553
Gross increases related to prior year tax positions	929	755
Gross decreases related to prior year tax positions	(5,212)	(2,098)
Settlements	(246)	(274)
Lapse of statute of limitations	(879)	(781)

Gross unrecognized tax benefits — end of the year	$2,329	$7,364

Landstar paid income taxes of $71,033,000 in 2012, $59,442,000 in 2011 and $51,542,000 in 2010.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(5)    Operating Property

Operating property is summarized as follows (in thousands):

	Dec. 29, 2012	Dec. 31, 2011
Land	$7,982	$7,982
Buildings and improvements	33,622	33,688
Trailing equipment	230,213	204,117
Other equipment	46,135	42,163

Total operating property, gross	317,952	287,950
Less accumulated depreciation and amortization	158,999	145,804

Total operating property, net	$158,953	$142,146

Included above is $98,054,000 in 2012 and $112,599,000 in 2011 of operating property under capital leases, $82,833,000 and $76,603,000, respectively, net of accumulated amortization. Landstar acquired operating property by entering into capital leases in the amount of $43,077,000 in 2012, $34,044,000 in 2011 and $14,986,000 in 2010.

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

The expense for the Company-sponsored defined contribution plan included in selling, general and administrative expense was $1,809,000 in 2012, $1,754,000 in 2011 and $1,663,000 in 2010.

(7)    Debt

Long-term debt is summarized as follows (in thousands):

	Dec. 29, 2012	Dec. 31, 2011
Capital leases	$74,141	$52,342
Revolving credit facility	40,000	80,000

	114,141	132,342
Less current maturities	19,016	17,212

Total long-term debt	$95,125	$115,130

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

Depending upon the specific type of borrowing, borrowings under the Credit Agreement bear interest based on either (a) the prime rate, (b) the federal funds effective rate, (c) the rate at the time offered to JPMorgan Chase Bank, N.A. in the Eurodollar market or (d) the London Interbank Offered Rate, plus a margin that is determined based on the level of the Company’s Leverage Ratio, as defined in the Credit Agreement. The unused portion of the revolving credit facility under the Credit Agreement carries a commitment fee determined based on the level of the Leverage Ratio. The commitment fee for the unused portion of the revolving credit facility under the Credit Agreement ranges from .15% to .35%, based on achieving certain levels of the Leverage Ratio. As of December 29, 2012, the weighted average interest rate on borrowings outstanding was 1.22%.

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

Landstar paid interest of $3,156,000 in 2012, $3,133,000 in 2011 and $3,785,000 in 2010.

(8)    Leases

The future minimum lease payments under all noncancelable leases at December 29, 2012, principally for trailing equipment, are shown in the following table (in thousands):

	Capital Leases	Operating Leases
2013	$20,696	$2,152
2014	19,973	1,659
2015	17,702	1,084
2016	14,918	574
2017	4,691	572
Thereafter	—	588

	77,980	$6,629

Less amount representing interest (2.1% to 5.0%)	3,839

Present value of minimum lease payments	$74,141

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Total rent expense, net of sublease income, was $1,042,000 in 2012, $1,238,000 in 2011 and $356,000 in 2010.

(9)    Share-Based Payment Arrangements

As of December 29, 2012, the Company had two employee equity incentive plans, the 2002 employee stock option and stock incentive plan (the “ESOSIP”) and the 2011 equity incentive plan (the “2011 EIP”). The Company also has a stock compensation plan for members of its Board of Directors (the “Directors Stock Compensation Plan”). The ESOSIP, 2011 EIP and Directors Stock Compensation Plan are each referred to herein as a “Plan,” and, collectively, as the “Plans.” No further grants can be made under the ESOSIP. Amounts recognized in the financial statements with respect to these Plans are as follows (in thousands):

	Fiscal Years
	2012	2011	2010
Total cost of the Plans during the period	$6,149	$5,012	$4,769
Amount of related income tax benefit recognized during the period	2,398	983	1,194

Net cost of the Plans during the period	$3,751	$4,029	$3,575

Included in income tax benefits recognized in the fiscal years ended December 29, 2012 and December 31, 2011 were income tax benefits of $771,000 and $78,000, respectively, recognized on disqualifying dispositions of the Company’s Common Stock by employees who obtained shares of Common Stock through exercises of incentive stock options.

Stock Options

Options granted under the Plans generally become exercisable in either five equal annual installments commencing on the first anniversary of the date of grant or 100% on the fifth anniversary from the date of grant, subject to acceleration in certain circumstances. All options granted under the Plans expire on the tenth anniversary of the date of grant. Under the Plans, the exercise price of each option equals the fair market value of the Company’s Common Stock on the date of grant.

The fair value of each option grant on its grant date was calculated using the Black-Scholes option pricing model with the following weighted average assumptions for grants made in 2012, 2011 and 2010:

	2012	2011	2010
Expected volatility	34.0%	35.0%	37.0%
Expected dividend yield	0.420%	0.450%	0.400%
Risk-free interest rate	0.90%	1.75%	2.50%
Expected lives (in years)	4.0	4.0	4.2

The Company utilizes historical data, including exercise patterns and employee departure behavior, in estimating the term that options will be outstanding. Expected volatility was based on historical volatility and other factors, such as expected changes in volatility arising from planned changes to the Company’s business, if any. The risk-free interest rate was based on the yield of zero coupon U.S. Treasury bonds for terms that approximated the terms of the options granted. The weighted average grant date fair value of stock options granted during 2012, 2011 and 2010 was $13.99, $12.06 and $12.03, respectively.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes information regarding the Company’s outstanding stock options under the Plans:

	Options Outstanding		Options Exercisable
	Number of Options	Weighted Average Exercise Price per Share	Number of Options	Weighted Average Exercise Price per Share
Options at December 26, 2009	2,557,802	$36.86	1,225,802	$32.43
Granted	230,250	$37.41
Exercised	(424,354)	$20.73
Forfeited	(67,867)	$42.64

Options at December 25, 2010	2,295,831	$39.73	936,081	$38.85
Granted	273,000	$41.79
Exercised	(111,355)	$34.84
Forfeited	(130,700)	$41.48

Options at December 31, 2011	2,326,776	$40.11	1,110,743	$39.74
Granted	329,500	$52.03
Exercised	(846,294)	$39.47
Forfeited	(28,800)	$43.23

Options at December 29, 2012	1,781,182	$42.56	661,865	$40.64

The following tables summarize stock options outstanding and exercisable at December 29, 2012:

	Options Outstanding
Range of Exercise Prices Per Share	Number Outstanding	Weighted Average Remaining Contractual Term (years)	Weighted Average Exercise Price per Share
$14.62 - $ 25.00	18,019	0.8	$18.77
$25.01 - $ 35.00	55,704	2.1	$32.13
$35.01 - $ 40.00	458,663	6.0	$37.89
$40.01 - $ 45.00	865,696	5.4	$42.31
$45.01 - $ 57.83	383,100	8.4	$51.37

	1,781,182	6.1	$42.56

	Options Exercisable
Range of Exercise Prices Per Share	Number Exercisable	Weighted Average Remaining Contractual Term (years)	Weighted Average Exercise Price per Share
$14.62 - $ 25.00	18,019	0.8	$18.77
$25.01 - $ 35.00	55,704	2.1	$32.13
$35.01 - $ 40.00	131,479	4.8	$37.11
$40.01 - $ 45.00	407,963	4.3	$43.03
$45.01 - $ 51.99	48,700	5.0	$47.94

	661,865	4.2	$40.64

At December 29, 2012, the total intrinsic value of options outstanding was $16,134,000. At December 29, 2012, the total intrinsic value of options outstanding and exercisable was $7,270,000. The total intrinsic value of stock options exercised during 2012, 2011 and 2010 was $12,476,000, $1,052,000 and $9,657,000, respectively.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 29, 2012, there was $6,724,000 of total unrecognized compensation cost related to non-vested stock options granted under the Plans. The unrecognized compensation cost related to these non-vested options is expected to be recognized over a weighted average period of 3.2 years.

Non-vested Restricted Stock

The 2011 EIP provides the Compensation Committee of the Board of Directors with the authority to issues shares of Common Stock of the Company, subject to certain vesting and other restrictions on transfer (“restricted stock”). Shares of restricted stock generally are granted under the 2011 EIP subject to vesting in three year annual installments or 100% on the fifth anniversary of the date of grant and the shares of restricted stock remain subject to forfeiture unless the grantee remains continuously employed with the Company or a subsidiary thereof through the applicable vesting date. The fair value of each share of non-vested restricted stock issued under the Plans is based on the fair value of a share of the Company’s Common Stock on the date of grant.

The following table summarizes information regarding the Company’s outstanding non-vested restricted stock under the Plans:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at December 26, 2009	11,500	$34.82
Granted	18,354	$42.41

Outstanding at December 25, 2010	29,854	$39.49
Granted	22,410	$44.82
Vested	(8,333)	$42.14
Forfeited	(2,938)	$37.13

Outstanding at December 31, 2011	40,993	$42.03
Granted	4,151	$54.20
Vested	(8,732)	$44.35
Forfeited	(1,693)	$45.21

Outstanding at December 29, 2012	34,719	$42.75

As of December 29, 2012, there was $799,000 of total unrecognized compensation cost related to non-vested shares of restricted stock granted under the Plans. The unrecognized compensation cost related to these non-vested shares of restricted stock is expected to be recognized over a weighted average period of 2.0 years.

Restricted Stock Units

A restricted stock unit (“RSU”) award issued under the 2011 EIP represents a contractual right to receive one share of the Company’s Common Stock upon achievement of certain performance objectives. RSU awards typically have contractual lives of five years from the date of grant and requirements for continuous employment.

The Company has historically granted stock options and restricted stock as part of its equity incentive plans. On January 2, 2012, the Company granted 113,000 performance related stock awards in the form of RSUs to members of management. The number of RSUs that vest is determined annually, for each year in the five-year period from date of grant, by multiplying the number of RSUs granted by the sum of (a) the average of the

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

percentage change (positive or negative) in operating income and diluted earnings per share in each of the 5 years as compared to operating income and diluted earnings per share reported in the Company’s 2011 fiscal year, plus (b) 5%, rounded to the nearest whole number, less (c) the number of RSUs from that grant that have previously vested. No dividends are paid on RSUs and RSUs have no voting rights. The fair value of an RSU is determined based on the market value of the Company’s Common Stock on the date of grant, discounted for lack of marketability for a minimum post-vesting holding requirement. The Company reports compensation expense over the life of the award based on an estimated number of shares that will vest over the life of the award, multiplied by the fair value of an RSU. The closing market price of a share of the Company’s Common Stock on the grant date was $48.15 as reported on the NASDAQ Global Select Market and the lack of marketability discount rate used for RSU award grants during 2012 was 7%. As of December 29, 2012, 113,000 performance-related RSU awards were outstanding.

The Company recognized approximately $964,000 of share-based compensation expense related to RSU awards in 2012. As of December 29, 2012, there was a maximum of $4.1 million of total unrecognized compensation cost related to RSU awards granted under the Plans with an expected average remaining life of approximately 4.0 years. The amount of future compensation expense to be recognized will be determined based on actual future operating results.

Directors’ Stock Compensation Plan

Upon election or re-election to the Board of Directors for a three year term, outside members of the Board of Directors may receive a grant of such number of restricted shares of the Company’s Common Stock equal to the quotient of $225,000 divided by the fair market value of a share of Common Stock on the date immediately following the date of such Director’s re-election or election to the Board. In 2012, 2011 and 2010, 4,151, 9,510 and 9,954 restricted shares, respectively, were granted to outside Directors upon their re-election to the Board. The restricted shares vest in three equal annual installments on the first three annual anniversary dates of the date of grant. During 2012, 2011 and 2010, $292,000, $242,000 and $98,000, respectively, of compensation cost was recorded for the grant of these restricted shares.

As of December 29, 2012, there were 7,371,358 shares of the Company’s Common Stock reserved for issuance in the aggregate under the ESOSIP and 2011 EIP. As of December 29, 2012, there were 114,808 shares of the Company’s Common Stock reserved for issuance upon the grant of Common Stock under the Directors’ Stock Compensation Plan.

(10)    Equity

On August 16, 2011, Landstar System, Inc. announced that it had been authorized by its Board of Directors to purchase up to 1,000,000 shares of its Common Stock from time to time in the open market and in privately negotiated transactions. During its 2012 fourth quarter, the Company completed the purchase of shares authorized for purchase under this program. On July 25, 2012, Landstar System, Inc. announced that it had been authorized by its Board of Directors to purchase up to an additional 2,000,000 shares of its Common Stock from time to time in the open market and in privately negotiated transactions. As of December 29, 2012, Landstar is authorized to purchase 1,991,877 shares of its Common Stock under this authorization. No specific expiration date has been assigned to the July 25, 2012 authorization. During 2012, Landstar purchased a total of 524,674 shares of its Common Stock at a total cost of $25,826,000 pursuant to its previously announced stock purchase programs.

The Company has 2,000,000 shares of preferred stock authorized and unissued.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(11)    Commitments and Contingencies

At December 29, 2012, in addition to the $45,146,000 letters of credit secured by investments, Landstar had $32,754,000 of letters of credit outstanding under the Credit Agreement.

As further described in periodic and current reports previously filed by the Company with the Securities and Exchange Commission (the “SEC”), the Company and certain of its subsidiaries (the “Defendants”) were defendants in a suit (the “Litigation”) brought in the United States District Court for the Middle District of Florida (the “District Court”) by the Owner-Operator Independent Drivers Association, Inc. (“OOIDA”) and four former BCO Independent Contractors (the “Named Plaintiffs” and, with OOIDA, the “Plaintiffs”) on behalf of all independent contractors who provide truck capacity to the Company and its subsidiaries under exclusive lease arrangements (the “BCO Independent Contractors”). The initial complaint in the Litigation was filed on November 1, 2002. The Plaintiffs alleged that certain aspects of the Company’s motor carrier leases and related practices with its BCO Independent Contractors violated certain federal leasing regulations and sought injunctive relief, an unspecified amount of damages and attorneys’ fees. Following a second trial in August 2012 in which all claims against the Defendants were denied, the Litigation was settled in December 2012. Under the terms of the settlement, the Plaintiffs dismissed their remaining claims in the Litigation, each party agreed to bear its own costs and fees in the Litigation, the parties exchanged releases, and OOIDA made a contribution to the BCO Benevolence Fund, Inc., a non-profit corporation founded by the Company to provide financial assistance to BCO Independent Contractors in hardship situations.

Also as further described in periodic and current reports previously filed by the Company with the SEC, in June 2011, Landstar System, Inc. received a Civil Investigative Demand (the “CID”) from the United States Attorney for the Western District of Kentucky (the “U.S. Attorney”) issued pursuant to a complaint (the “Complaint”) filed by a third party under the False Claims Act. The Company cooperated fully with the CID, which requested documents and answers to written interrogatories limited to freight hauled to or from Fort Campbell, Kentucky by certain subsidiaries of the Company and billed to the U.S. government. In November 2012, the Company was informed by the U.S. Attorney of the dismissal of the Complaint and the consent by the U.S. government to such dismissal. The Company believes this matter has been concluded.

On September 23, 2011, a jury sitting in a state court in Cobb County, Georgia, entered a damage award of approximately $40.2 million (such amount, plus pre-judgment interest, post-judgment interest and a portion of plaintiffs’ attorney fees in an amount not yet determined are collectively referred to herein as the “Damage Award”) against Landstar Ranger, Inc., Landstar System Holdings, Inc. and Landstar System, Inc. While a judgment has been entered by the court on the verdict, execution on that judgment is stayed and no judgment has been entered on the pre-judgment interest claims and attorney fee claims due to the pendency of certain post-trial motions. The Damage Award arises out of an accident that occurred in February 2007 involving a BCO Independent Contractor leased to Landstar Ranger, Inc. Under the terms of the commercial trucking insurance program that Landstar had in place in 2007, Landstar retained liability for up to $5 million with respect to the accident giving rise to the Damage Award. Landstar has third party insurance and/or reinsurance policies in place that are expected to provide coverage for all amounts of the Damage Award in excess of such retention, including all related out-of-pocket expenses, such as the costs of an appeal bond, interest and attorney fees comprising the Damage Award that may be entered by the trial court or an appellate court in the future. The Company recorded a $5 million charge representing its self-insured retention in respect of this accident in the consolidated financial results of the Company in the 2007 first quarter. Accordingly, that portion of the Damage Award has been previously recorded by the Company and therefore did not reduce consolidated operating income or net income for the Company’s 2011 or 2012 fiscal years. Under the terms of the Company’s insurance policies, the Company is the primary obligor of the amount of the Damage Award, and as such, the Company has reported a $38.7 million receivable from the third party insurance providers in other receivables and a corresponding liability of

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the same amount in insurance claims in the consolidated balance sheets at December 29, 2012. The Company and its insurers have filed post-trial motions challenging the Damage Award and seeking a new trial and intend to appeal the Damage Award to the extent necessary following the resolution of those motions. No assurances can be given regarding the outcome of the pending motions or any such appeal, including as to the impact of the Damage Award on the premiums charged by the Company’s third party insurers from time to time for commercial trucking insurance.

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

(12)    Segment Information

Landstar markets its freight transportation services and supply chain solutions primarily through independent commission sales agents who enter into contractual arrangements with the Company and are responsible for locating freight, making that freight available to Landstar’s capacity providers and coordinating the transportation of the freight with customers and capacity providers. The Company’s third party capacity providers consist of independent contractors who provide truck capacity to the Company under exclusive lease arrangements (the “BCO Independent Contractors”), unrelated trucking companies who provide truck capacity to the Company under non-exclusive contractual arrangements (the “Truck Brokerage Carriers”), air cargo carriers, ocean cargo carriers, railroads and independent warehouse capacity providers (“Warehouse Capacity Owners”). Through this network of agents and capacity providers linked together by Landstar’s information technology systems, Landstar operates a transportation services and supply chain solutions business primarily throughout North America with revenue of $2.8 billion during the most recently completed fiscal year. The Company reports the results of two operating segments: the transportation logistics segment and the insurance segment.

The transportation logistics segment provides a wide range of transportation services and supply chain solutions. Transportation services offered by the Company include truckload and less-than-truckload transportation, rail intermodal, air cargo, ocean cargo, expedited ground and air delivery of time-critical freight, heavy-haul/specialized, U.S.-Canada and U.S.-Mexico cross-border, project cargo and customs brokerage. Supply chain solutions are based on advanced technology solutions utilizing intellectual property that may be owned by the Company or licensed from third parties. Such solutions as offered by the Company may include integrated multi-modal solutions, outsourced logistics, supply chain engineering and warehousing. Industries serviced by the transportation logistics segment include automotive products, lumber and building products, metals, chemicals, foodstuffs, heavy machinery, retail, electronics, ammunition and explosives and military equipment. In addition, the transportation logistics segment provides transportation services to other transportation companies, including logistics and less-than-truckload service providers. Each of the independent commission sales agents has the opportunity to market all of the services provided by the transportation logistics segment. Freight transportation services are typically charged to customers on a per shipment basis for the physical transportation of freight. Supply chain solutions customers are generally charged fees for the services provided.

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

No single customer accounted for more than 10% of consolidated revenue in 2012, 2011 or 2010. Substantially all of the Company’s revenue is generated in North America, primarily through customers located in the United States.

The following tables summarize information about the Company’s reportable business segments as of and for the fiscal years ending December 29, 2012, December 31, 2011 and December 25, 2010 (in thousands):

	Transportation Logistics	Insurance	Total
2012
External revenue	$2,757,559	$35,861	$2,793,420
Internal revenue		28,446	28,446
Investment income		1,563	1,563
Interest and debt expense	3,104		3,104
Depreciation and amortization	27,456		27,456
Operating income	172,740	33,113	205,853
Expenditures on long-lived assets	7,072		7,072
Goodwill	57,470		57,470
Capital lease additions	43,077		43,077
Total assets	708,233	171,188	879,421
2011
External revenue	$2,614,739	$34,343	$2,649,082
Internal revenue		27,544	27,544
Investment income		1,705	1,705
Interest and debt expense	3,112		3,112
Depreciation and amortization	25,814		25,814
Operating income	156,354	26,891	183,245
Expenditures on long-lived assets	4,337		4,337
Goodwill	57,470		57,470
Capital lease additions	34,044		34,044
Total assets	647,002	161,447	808,449
2010
External revenue	$2,366,032	$34,138	$2,400,170
Internal revenue		27,535	27,535
Investment income		1,558	1,558
Interest and debt expense	3,623		3,623
Depreciation and amortization	24,804		24,804
Operating income	116,512	23,459	139,971
Expenditures on long-lived assets	27,505		27,505
Goodwill	57,470		57,470
Capital lease additions	14,986		14,986
Total assets	576,334	107,548	683,882

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Landstar System, Inc.:

We have audited the accompanying consolidated balance sheets of Landstar System, Inc. and subsidiary (the Company) as of December 29, 2012 and December 31, 2011, and the related consolidated statements of income, comprehensive income, changes in equity and cash flows for each of the fiscal years ended December 29, 2012, December 31, 2011 and December 25, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Landstar System, Inc. and subsidiary as of December 29, 2012 and December 31, 2011, and the results of their operations and their cash flows for each of the fiscal years ended December 29, 2012, December 31, 2011 and December 25, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Landstar System, Inc.’s internal control over financial reporting as of December 29, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 21, 2013, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/S/ KPMG LLP

February 21, 2013

Jacksonville, Florida

Certified Public Accountants

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

QUARTERLY FINANCIAL DATA

(Dollars in thousands, except per share amounts)

(Unaudited)

	Fourth Quarter 2012	Third Quarter 2012	Second Quarter 2012	First Quarter 2012
Revenue	$691,256	$717,168	$735,973	$649,023

Operating income	$49,535	$54,379	$58,789	$43,150

Income before income taxes	$48,743	$53,561	$58,019	$42,426
Income taxes	14,765	20,460	22,164	15,579

Net income	$33,978	$33,101	$35,855	$26,847

Earnings per common share attributable to Landstar System, Inc. and subsidiary(1)	$0.73	$0.71	$0.76	$0.57

Diluted earnings per share attributable to Landstar System, Inc. and subsidiary(1)	$0.73	$0.71	$0.76	$0.57

Dividends paid per common share	$0.560	$0.060	$0.055	$0.055

	Fourth Quarter 2011	Third Quarter 2011	Second Quarter 2011	First Quarter 2011
Revenue	$717,522	$684,013	$675,561	$571,986

Operating income	$50,950	$49,533	$48,670	$34,092

Income before income taxes	$50,178	$48,798	$47,893	$33,264
Income taxes	17,546	18,640	18,295	12,707

Net income	$32,632	$30,158	$29,598	$20,557

Less: Net loss attributable to noncontrolling interest	—	—	—	(62)

Net income attributable to Landstar System, Inc. and subsidiary	$32,632	$30,158	$29,598	$20,619

Earnings per common share attributable to Landstar System, Inc. and subsidiary(1)	$0.70	$0.64	$0.62	$0.43

Diluted earnings per share attributable to Landstar System, Inc. and subsidiary(1)	$0.70	$0.64	$0.62	$0.43

Dividends paid per common share	$0.055	$0.055	$0.050	$0.050

(1)	Due to the changes in the number of average common shares and common stock equivalents outstanding during the year, the sum of earnings per share amounts for each quarter do not necessarily sum in the aggregate to the earnings per share amounts for the full year.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, an evaluation was carried out, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended). Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of December 29, 2012 to provide reasonable assurance that information required to be disclosed by the Company in reports that it filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

Internal Control Over Financial Reporting

(a)  Management’s Report on Internal Control over Financial Reporting

Management of Landstar System, Inc. (the “Company”) is responsible for establishing and maintaining effective internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act, as amended.

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

Management, with the participation of the Company’s principal executive and principal financial officers, assessed the effectiveness of the Company’s internal control over financial reporting as of December 29, 2012. This assessment was performed using the criteria established under the Internal Control-Integrated Framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

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

Based on the assessment performed using the criteria established by COSO, management has concluded that the Company maintained effective internal control over financial reporting as of December 29, 2012.

KPMG LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K for the fiscal year ended December 29, 2012, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting. Such report appears immediately below.

(b) Attestation Report of the Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Landstar System, Inc.:

We have audited Landstar System, Inc.’s internal control over financial reporting as of December 29, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Landstar System, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Landstar System, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 29, 2012, based on criteria established in Internal Control — Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Landstar System, Inc. and subsidiary as of December 29, 2012 and December 31, 2011, and the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the fiscal years ended December 29, 2012, December 31, 2011 and December 25, 2010, and our report dated February 21, 2013, expressed an unqualified opinion on those consolidated financial statements.

/s/    KPMG LLP

February 21, 2013

Jacksonville, Florida

Certified Public Accountants

(c)  Changes in Internal Control Over Financial Reporting

There were no significant changes in the Company’s internal control over financial reporting during the Company’s fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

(3) Exhibits

Exhibit No.	Description
(3)	Articles of Incorporation and By-Laws:
3.1	Restated Certificate of Incorporation of the Company dated March 6, 2006, including Certificate of Designation of Junior Participating Preferred Stock dated February 10, 1993. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (Commission File No. 0-21238))
3.2	The Company’s Bylaws, as amended and restated on February 21, 2011. (Incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for fiscal year ended December 25, 2010 (Commission File No. 0-21238))
(4)	Instruments defining the rights of security holders, including indentures:
4.1	Specimen of Common Stock Certificate. (Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 33-57174))
4.2	Amended and Restated Credit Agreement, dated as of June 29, 2012, among Landstar System Holding, Inc., the Company, the lenders named therein, and JPMorgan Chase Bank, N.A. as Administrative Agent (including exhibits and schedules thereto). (Incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K filed on July 5, 2012 (Commission File No. 0-21238))
(10)	Material contracts:
10.1+	Landstar System, Inc. Executive Incentive Compensation Plan (Incorporated by reference to Exhibit A to the Registrant’s Definitive Proxy Statement filed on April 12, 2012 (Commission File No. 0-21238))
10.2+	Landstar System, Inc. Supplemental Executive Retirement Plan, as amended and restated as of January 1, 2012 (Incorporated by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (Commission File No. 0-21238))
10.3+	Amended and Restated Landstar System, Inc. 2002 Employee Stock Option and Stock Incentive Plan (Incorporated by reference to Exhibit A to the Registrant’s Definitive Proxy Statement filed on March 23, 2009 (Commission File No. 0-21238))
10.4+	Landstar System, Inc. 2011 Equity Incentive Plan, as amended through November 29, 2011 (Incorporated by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (Commission File No. 0-21238))

Exhibit No.	Description
10.5+	Directors Stock Compensation Plan, as amended and restated as of February 22, 2010 (Incorporated by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 26, 2009 (Commission File No. 0-21238))
10.6+	Form of Indemnification Agreement between the Company and each of the directors and Executive Officers of the Company. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 27, 2003 (Commission No. 0-21238))
10.7+	Form of Key Executive Employment Protection Agreement between Landstar System, Inc. and each of the Executive Officers of the Company (Incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 30, 2006 (Commission File No. 0-21238))
10.8+	Form of Amendment to Key Executive Employment Protection Agreement between Landstar System, Inc. and each of the Executive Officers of the Company (Incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K for fiscal year ended December 27, 2008 (Commission File No. 0-21238))
10.9+	Amendment to Key Executive Employment Protection Agreement, dated May 16, 2012, between Landstar System, Inc. and Henry H. Gerkens (Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on May 16, 2012 (Commission File No. 0-21238))
10.10+*	Form of Amendment to Key Executive Employment Protection Agreement between Landstar System, Inc. and each of the Executive Officers of the Company other than Henry H. Gerkens
10.11+	Letter Agreement, dated July 2, 2002 from Jeffrey C. Crowe to Henry H. Gerkens. (Incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 28, 2002 (Commission File No. 0-21238))
10.12+	Letter Agreement, dated January 3, 2012, between Landstar System, Inc. and Henry H. Gerkens (Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on January 3, 2012 (Commission File No. 0-21238))
10.13+	Amendment, dated January 23, 2013, to the Letter Agreement dated January 2, 2012, between Landstar System, Inc. and Henry H. Gerkens (Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on January 25, 2013 (Commission File No. 0-21238))
10.14+	Performance Related Stock Award Agreement, dated January 23, 2013, between Landstar System, Inc. and Henry H. Gerkens (Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on January 25, 2013 (Commission File No. 0-21238))
10.15+	Consulting Services Agreement, dated as of December 18, 2009, between Landstar System, Inc. and Jeffrey C. Crowe (Incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 26, 2009 (Commission File No. 0-21238))
(21)	Subsidiaries of the Registrant:
21.1*	List of Subsidiaries of the Registrant
(23)	Consents of experts and counsel:
23.1*	Consent of KPMG LLP as Independent Registered Public Accounting Firm
(24)	Power of attorney:
24.1*	Powers of Attorney
(31)	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002:
31.1*	Chief Executive Officer certification, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Chief Financial Officer certification, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit No.	Description
(32)	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002:
32.1**	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document
101.SCH**	XBRL Schema Document
101.CAL**	XBRL Calculation Linkbase Document
101.LAB**	XBRL Labels Linkbase Document
101.PRE**	XBRL Presentation Linkbase Document
101.DEF**	XBRL Definition Linkbase Document

+	management contract or compensatory plan or arrangement
*	Filed herewith.
**	Furnished herewith.

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

Date: February 21, 2013	LANDSTAR SYSTEM, INC.

	By:	/s/ HENRY H. GERKENS
Henry H. Gerkens
Chairman of the Board, President and Chief Executive Officer

	By:	/s/ JAMES B. GATTONI
James B. Gattoni
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ HENRY H. GERKENS Henry H. Gerkens	Chairman, President and Chief Executive Officer; Principal Executive Officer	February 21, 2013

/s/ JAMES B. GATTONI James B. Gattoni	Executive Vice President and Chief Financial Officer; Principal Accounting Officer	February 21, 2013

* Homaira Akbari	Director	February 21, 2013

* David G. Bannister	Director	February 21, 2013

* Jeffrey C. Crowe	Director	February 21, 2013

* Michael A. Henning	Director	February 21, 2013

* Diana M. Murphy	Director	February 21, 2013

* Larry J. Thoele	Director	February 21, 2013

By:	/s/ MICHAEL K. KNELLER
Michael K. Kneller
Attorney In Fact*