Form 10-Q
period 2013-03-30
LANDSTAR SYSTEM INC
filed 2013-05-03
CIK 853816

+

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

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

The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of the close of business on April 22, 2013 was 46,561,195.

Index

PART I – Financial Information

Item 1. Financial Statements (unaudited)

Consolidated Balance Sheets as of March 30, 2013 and December 29, 2012	Page 4

Consolidated Statements of Income for the Thirteen Weeks Ended March 30, 2013 and March 31, 2012	Page 5

Consolidated Statements of Comprehensive Income for the Thirteen Weeks Ended March 30, 2013 and March 31, 2012	Page 6

Consolidated Statements of Cash Flows for the Thirteen Weeks Ended March 30, 2013 and March 31, 2012	Page 7

Consolidated Statement of Changes in Shareholders’ Equity for the Thirteen Weeks Ended March 30, 2013	Page 8

Notes to Consolidated Financial Statements	Page 9

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	Page 13

Item 3. Quantitative and Qualitative Disclosures About Market Risk	Page 21

Item 4. Controls and Procedures	Page 22

PART II – Other Information

Item 1. Legal Proceedings	Page 22

Item 1A. Risk Factors	Page 22

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	Page 23

Item 6. Exhibits	Page 23

Signatures	Page 25
EX – 31.1 Section 302 CEO Certification
EX – 31.2 Section 302 CFO Certification
EX – 32.1 Section 906 CEO Certification
EX – 32.2 Section 906 CFO Certification

EX – 101 Instance Document

EX – 101 Schema Document

EX – 101 Calculation Linkbase Document

EX – 101 Labels Linkbase Document

EX – 101 Presentation Linkbase Document

EX – 101 Definition Linkbase Document

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The interim consolidated financial statements contained herein reflect all adjustments (all of a normal, recurring nature) which, in the opinion of management, are necessary for a fair statement of the financial condition, results of operations, cash flows and changes in equity for the periods presented. They have been prepared in accordance with Rule 10-01 of Regulation S-X and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the thirteen weeks ended March 30, 2013, are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 28, 2013.

These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s 2012 Annual Report on Form 10-K.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

(Unaudited)

	March 30, 2013	December 29, 2012
ASSETS
Current Assets
Cash and cash equivalents	$90,782	$74,284
Short-term investments	48,974	35,528
Trade accounts receivable, less allowance of $8,333 and $8,650	378,931	408,787
Other receivables, including advances to independent contractors, less allowance of $4,227 and $4,657	64,017	55,278
Deferred income taxes and other current assets	14,629	18,067

Total current assets	597,333	591,944

Operating property, less accumulated depreciation and amortization of $161,007 and $158,999	161,459	158,953
Goodwill	57,470	57,470
Other assets	68,772	71,054

Total assets	$885,034	$879,421

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Cash overdraft	$27,385	$33,647
Accounts payable	179,014	188,981
Current maturities of long-term debt	20,673	19,016
Insurance claims	65,857	64,509
Other current liabilities	41,890	38,186

Total current liabilities	334,819	344,339

Long-term debt, excluding current maturities	82,448	95,125
Insurance claims	21,427	21,896
Deferred income taxes and other noncurrent liabilities	38,538	38,607

Shareholders’ Equity
Common stock, $0.01 par value, authorized 160,000,000 shares, issued 66,973,215 and 66,859,864 shares	670	669
Additional paid-in capital	175,841	173,976
Retained earnings	1,069,736	1,042,956
Cost of 20,412,020 and 20,411,736 shares of common stock in treasury	(839,532)	(839,517)
Accumulated other comprehensive income	1,087	1,370

Total shareholders’ equity	407,802	379,454

Total liabilities and shareholders’ equity	$885,034	$879,421

See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share amounts)

(Unaudited)

	Thirteen Weeks Ended
	March 30, 2013	March 31, 2012
Revenue	$628,321	$649,023
Investment income	374	387
Costs and expenses:
Purchased transportation	476,605	492,922
Commissions to agents	49,088	50,232
Other operating costs, net of gains on asset dispositions	5,325	6,472
Insurance and claims	11,806	11,095
Selling, general and administrative	35,226	38,799
Depreciation and amortization	7,183	6,740

Total costs and expenses	585,233	606,260

Operating income	43,462	43,150
Interest and debt expense	740	724

Income before income taxes	42,722	42,426
Income taxes	15,942	15,579

Net income	$26,780	$26,847

Earnings per common share	$0.58	$0.57

Diluted earnings per share	$0.57	$0.57

Average number of shares outstanding:
Earnings per common share	46,507,000	46,800,000

Diluted earnings per share	46,722,000	47,061,000

Dividends paid per common share	$—	$0.055

See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

(Unaudited)

	Thirteen Weeks Ended
	March 30, 2013	March 31, 2012
Net income	$26,780	$26,847
Other comprehensive income (loss):
Unrealized holding (losses) gains on available-for-sale investments, net of tax benefit (expense) of $31 and ($100)	(58)	182
Foreign currency translation (losses) gains	(225)	204

Other comprehensive (loss) income	(283)	386

Comprehensive income	$26,497	$27,233

See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Thirteen Weeks Ended
	March 30, 2013	March 31, 2012
OPERATING ACTIVITIES
Net income	$26,780	$26,847
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of operating property and intangible assets	7,183	6,740
Non-cash interest charges	55	54
Provisions for losses on trade and other accounts receivable	829	923
Gains on sales/disposals of operating property	(642)	(213)
Deferred income taxes, net	1,263	5,131
Stock-based compensation	1,618	1,525
Changes in operating assets and liabilities:
Decrease (increase) in trade and other accounts receivable	20,288	(17,509)
Decrease in other assets	1,287	3,458
Increase (decrease) in accounts payable	(9,967)	2,544
Increase (decrease) in other liabilities	3,261	(3,046)
Increase (decrease) in insurance claims	879	(6,542)

NET CASH PROVIDED BY OPERATING ACTIVITIES	52,834	19,912

INVESTING ACTIVITIES
Sales and maturities of investments	12,702	8,912
Purchases of investments	(23,152)	(26,214)
Purchases of operating property	(1,722)	(1,026)
Proceeds from sales of operating property	1,943	1,073

NET CASH USED BY INVESTING ACTIVITIES	(10,229)	(17,255)

FINANCING ACTIVITIES
Decrease in cash overdraft	(6,262)	(3,154)
Dividends paid	—	(2,574)
Proceeds from exercises of stock options	1,611	3,747
Taxes paid in lieu of shares issued related to stock-based compensation plans	(1,633)	(3,024)
Excess tax effect on stock option exercises	255	864
Principal payments on long-term debt and capital lease obligations	(19,853)	(26,006)

NET CASH USED BY FINANCING ACTIVITIES	(25,882)	(30,147)

Effect of exchange rate changes on cash and cash equivalents	(225)	204
Increase (decrease) in cash and cash equivalents	16,498	(27,286)
Cash and cash equivalents at beginning of period	74,284	80,900

Cash and cash equivalents at end of period	$90,782	$53,614

See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

Thirteen Weeks Ended March 30, 2013

(Dollars in thousands)

(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock at Cost		Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount			Shares	Amount
Balance December 29, 2012	66,859,864	$669	$173,976	$1,042,956	20,411,736	$(839,517)	$1,370	$379,454
Net income				26,780				26,780
Issuance of stock related to stock-based compensation plans, including excess tax effect	113,351	1	247		284	(15)		233
Stock-based compensation			1,618					1,618
Foreign currency translation							(225)	(225)
Unrealized loss on available- for-sale investments, net of income tax benefit							(58)	(58)

Balance March 30, 2013	66,973,215	$670	$175,841	$1,069,736	20,412,020	$(839,532)	$1,087	$407,802

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

(1)	Share-based Payment Arrangements

As of March 30, 2013, the Company had two employee equity incentive plans, the 2002 employee stock option and stock incentive plan (the “ESOSIP”) and the 2011 equity incentive plan (the “2011 EIP”). The Company also has a stock compensation plan for members of its Board of Directors (the “Directors Stock Compensation Plan”). The ESOSIP, 2011 EIP and Directors Stock Compensation Plan are each referred to herein as a “Plan,” and, collectively, as the “Plans.” No further grants can be made under the ESOSIP. Amounts recognized in the financial statements with respect to these Plans are as follows (in thousands):

	Thirteen Weeks Ended
	March 30, 2013	March 31, 2012
Total cost of the Plans during the period	$1,618	$1,525
Amount of related income tax benefit recognized during the period	697	953

Net cost of the Plans during the period	$921	$572

Included in income tax benefits recognized in the thirteen-week periods ended March 30, 2013 and March 31, 2012 were income tax benefits of $378,000 and $628,000, respectively, recognized on disqualifying dispositions of the Company’s common stock by employees who obtained shares of common stock through exercises of incentive stock options.

As of March 30, 2013, there were 113,704 shares of the Company’s common stock reserved for issuance under the Directors’ Stock Compensation Plan and 6,753,283 shares of the Company’s common stock reserved for issuance in the aggregate under the ESOSIP and 2011 EIP.

Stock Options

The fair value of each option grant on its grant date was calculated using the Black-Scholes option pricing model with the following weighted average assumptions for grants made in the 2013 and 2012 thirteen-week periods:

	2013	2012
Expected volatility	32.0%	34.0%
Expected dividend yield	0.410%	0.420%
Risk-free interest rate	0.75%	0.90%
Expected lives (in years)	4.0	4.0

The Company utilizes historical data, including exercise patterns and employee departure behavior, in estimating the term that options will be outstanding. Expected volatility was based on historical volatility and other factors, such as expected changes in volatility arising from planned changes to the Company’s business, if any. The risk-free interest rate was based on the yield of zero coupon U.S. Treasury bonds for terms that approximated the terms of the options granted. The weighted average grant date fair value of stock options granted during the thirteen-week periods ended March 30, 2013 and March 31, 2012 was $14.17 per share and $13.97 per share, respectively.

The following table summarizes information regarding the Company’s outstanding stock options under the Plans:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (000s)
Options outstanding at December 29, 2012	1,781,182	$42.56
Granted	152,500	$56.40
Exercised	(357,720)	$40.89
Forfeited	(32,600)	$38.66

Options outstanding at March 30, 2013	1,543,362	$44.40	6.5	$19,585

Options exercisable at March 30, 2013	757,462	$41.96	4.8	$11,460

The total intrinsic value of stock options exercised during the thirteen-week periods ended March 30, 2013 and March 31, 2012 was $5,021,000 and $11,933,000, respectively.

As of March 30, 2013, there was $7,669,000 of total unrecognized compensation cost related to non-vested stock options granted under the Plans. The unrecognized compensation cost related to these non-vested options is expected to be recognized over a weighted average period of 3.5 years.

Non-vested Restricted Stock

The fair value of each share of non-vested restricted stock issued under the Plans is based on the fair value of a share of the Company’s common stock on the date of grant.

The following table summarizes information regarding the Company’s outstanding non-vested restricted stock under the Plans:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at December 29, 2012	34,719	$42.75
Granted	1,104	$53.26
Vested	(4,657)	$40.24

Outstanding at March 30, 2013	31,166	$43.49

As of March 30, 2013, there was $686,000 of total unrecognized compensation cost related to non-vested shares of restricted stock granted under the Plans. The unrecognized compensation cost related to these non-vested shares of restricted stock is expected to be recognized over a weighted average period of 1.8 years.

Restricted Stock Units

The fair value of a restricted stock unit (“RSU”) is determined based on the market value of the Company’s common stock on the date of grant, discounted for lack of marketability for a minimum post-vesting holding requirement. The discount rate due to lack of marketability used for RSU award grants during both thirteen-week periods ended March 30, 2013 and March 31, 2012 was 7%.

The following table summarizes information regarding the Company’s outstanding RSU awards under the Plans:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at December 29, 2012	113,000	$44.78
Granted	244,500	$51.19
Vested	(21,901)	$44.78
Forfeited	(6,046)	$44.78

Outstanding at March 30, 2013	329,553	$49.54

The Company reports compensation expense over the life of the award based on an estimated number of shares that will vest over the life of the award, multiplied by the fair value of an RSU. RSU awards typically have contractual lives of five years from the date of grant. For RSUs with five-year contractual lives, the number of RSUs that vest is determined annually, for each year in the five-year period from date of grant, by multiplying the number of RSUs granted by the sum of (a) the average of the percentage change (positive or negative) in operating income and diluted earnings per share in each of the 5 years as compared to operating income and diluted earnings per share reported in the base year (base year being the year immediately preceding the year in which the RSUs were granted), plus (b) 5%, rounded to the nearest whole number, less (c) the number of RSUs from that grant that have previously vested. On January 23, 2013, the Company granted 100,000 RSUs to the Company’s Chairman, President and Chief Executive Officer. These 100,000 RSUs have three-year contractual lives and will vest on January 31 of 2014, 2015, and 2016, with the number of RSUs that vest on each vesting date determined by multiplying 100,000 by the sum of (1) the percentage increase in operating income in the most recently completed fiscal year as compared to the results from the immediately preceding fiscal year, plus (2) the percentage increase in diluted earnings per share in the most recently completed fiscal year as compared to the results from the preceding fiscal year. The Company recognized approximately $525,000 and $200,000 of share-based compensation expense related to RSU awards in the thirteen-week periods ended March 30, 2013 and March 31, 2012, respectively. As of March 30, 2013, there was a maximum of $15.8 million of total unrecognized compensation cost related to RSU awards granted under the Plans with an expected average remaining life of approximately 3.9 years. The amount of future compensation expense to be recognized will be determined based on actual future operating results.

(2)	Income Taxes

The provisions for income taxes for the 2013 and 2012 thirteen-week periods were based on estimated full year combined effective income tax rates of approximately 37.3% and 36.7%, respectively, which were higher than the statutory federal income tax rate primarily as a result of state taxes, the meals and entertainment exclusion and non-deductible stock-based compensation. The increase in the effective income tax rate in the 2013 thirteen-week period compared to the 2012 thirteen-week period was due to lower income tax benefits recognized in 2013 compared to 2012 resulting from disqualifying dispositions of the Company’s common stock by employees who obtained the stock through exercises of incentive stock options during each year.

(3)	Earnings Per Share

Earnings per common share are based on the weighted average number of shares outstanding, including outstanding non-vested restricted stock. Diluted earnings per share are based on the weighted average number of common shares outstanding plus the incremental shares that would have been outstanding upon the assumed exercise of all dilutive stock options.

The following table provides a reconciliation of the average number of common shares outstanding used to calculate earnings per common share to the average number of common shares and common share equivalents outstanding used to calculate diluted earnings per share (in thousands):

	Thirteen Weeks Ended
	March 30, 2013	March 31, 2012
Average number of common shares outstanding	46,507	46,800
Incremental shares from assumed exercises of stock options	215	261

Average number of common shares and common share equivalents outstanding	46,722	47,061

For the thirteen-week period ended March 30, 2013, there were 154,500 options outstanding to purchase shares of common stock excluded from the calculation of diluted earnings per share because they were antidilutive. For the thirteen-week period ended March 31, 2012, no options outstanding to purchase shares of common stock were excluded from the calculation of diluted earnings per share because they were antidilutive. For the thirteen-week periods ended March 30, 2013 and March 31, 2012, outstanding RSUs were excluded from the calculation of diluted earnings per share because the performance metric requirements for vesting had not been satisfied.

(4)	Additional Cash Flow Information

During the 2013 thirteen-week period, Landstar paid income taxes and interest of $1,035,000 and $760,000, respectively. During the 2012 thirteen-week period, Landstar paid income taxes and interest of $2,748,000 and $728,000, respectively. Landstar acquired operating property by entering into capital leases in the amount of $8,833,000 and $8,897,000 in the 2013 and 2012 thirteen-week periods, respectively.

(5)	Segment Information

The following table summarizes information about the Company’s reportable business segments as of and for the thirteen-week periods ended March 30, 2013 and March 31, 2012 (in thousands):

	Thirteen Weeks Ended
	March 30, 2013			March 31, 2012
	Transportation Logistics	Insurance	Total	Transportation Logistics	Insurance	Total
External revenue	$619,281	$9,040	$628,321	$640,252	$8,771	$649,023
Investment income		374	374		387	387
Internal revenue		6,000	6,000		5,986	5,986
Operating income	36,542	6,920	43,462	36,396	6,754	43,150
Expenditures on long-lived assets	1,722		1,722	1,026		1,026
Goodwill	57,470		57,470	57,470		57,470

In the thirteen-week periods ended March 30, 2013 and March 31, 2012, there were no customers who accounted for 10 percent or more of the Company’s consolidated revenue.

(6)	Investments

Investments include primarily investment-grade corporate bonds and U.S. Treasury obligations having maturities of up to five years (the “bond portfolio”). Investments in the bond portfolio are reported as available-for-sale and are carried at fair value. Investments maturing less than one year from the balance sheet date are included in short-term investments and investments maturing more than one year from the balance sheet date are included in other assets in the consolidated balance sheets. Management performs an analysis of the nature of the unrealized losses on available-for-sale investments to determine whether such losses are other-than-temporary. Unrealized losses, representing the excess of the purchase price of an investment over its fair value as of the end of a period, considered to be other- than-temporary, are to be included as a charge in the statement of income, while unrealized losses considered to be temporary are to be included as a component of shareholders’ equity. Investments whose values are based on quoted market prices in active markets are classified within Level 1. Investments that trade in markets that are not considered to be active, but are valued based on quoted market prices, are classified within Level 2. As Level 2 investments include positions that are not traded in active markets, valuations may be adjusted to reflect illiquidity and/or non-transferability, which are generally based on available market information. Any transfers between levels are recognized as of the beginning of any reporting period. Fair value of the bond portfolio was determined using Level 1 inputs related to U.S. Treasury obligations and money market investments and Level 2 inputs related to investment-grade corporate bonds, mortgage-backed securities and direct obligations of government agencies. Unrealized gains, net of unrealized losses, on the investments in the bond portfolio were $1,318,000 and $1,407,000 at March 30, 2013 and December 29, 2012, respectively.

The amortized cost and fair values of available-for-sale investments are as follows at March 30, 2013 and December 29, 2012 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 30, 2013
Money market investments	$12,956	$—	$—	$12,956
Mortgage-backed securities	2,094	61	—	2,155
Corporate bonds and direct obligations of government agencies	67,473	1,217	4	68,686
U.S. Treasury obligations	18,790	44	—	18,834

Total	$101,313	$1,322	$4	$102,631

December 29, 2012
Money market investments	$2,865	$—	$—	$2,865
Mortgage-backed securities	2,175	73	—	2,248
Corporate bonds and direct obligations of government agencies	69,173	1,294	6	70,461
U.S. Treasury obligations	16,782	47	1	16,828

Total	$90,995	$1,414	$7	$92,402

For those available-for-sale investments with unrealized losses at March 30, 2013 and December 29, 2012, the following table summarizes the duration of the unrealized loss (in thousands):

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
March 30, 2013
Corporate bonds and direct obligations of government agencies	$4,184	$4	$—	$—	$4,184	$4

December 29, 2012
Corporate bonds and direct obligations of government agencies	$3,387	$6	$—	$—	$3,387	$6
U.S. Treasury obligations	770	1	—	—	770	1

Total	$4,157	$7	$—	$—	$4,157	$7

(7)	Commitments and Contingencies

Short-term investments include $48,974,000 in current maturities of investments held by the Company’s insurance segment at March 30, 2013. The non-current portion of the bond portfolio of $53,657,000 is included in other assets. The short-term investments, together with $7,633,000 of non-current investments, provide collateral for the $50,946,000 of letters of credit issued to guarantee payment of insurance claims. As of March 30, 2013, Landstar also had $32,753,000 of additional letters of credit outstanding under the Company’s Credit Agreement.

Reference is made to the descriptions of certain pending legal proceedings in the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2012. There have been no material developments with respect to any such pending legal proceedings during the thirteen-week period ended March 30, 2013.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the attached interim consolidated financial statements and notes thereto, and with the Company’s audited financial statements and notes thereto for the fiscal year ended December 29, 2012 and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 2012 Annual Report on Form 10-K.

FORWARD-LOOKING STATEMENTS

The following is a “safe harbor” statement under the Private Securities Litigation Reform Act of 1995. Statements contained in this document that are not based on historical facts are “forward-looking statements.” This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Form 10-Q contain forward-looking statements, such as statements which relate to Landstar’s business objectives, plans, strategies and expectations. Terms such as “anticipates,” “believes,” “estimates,” “expects,” “plans,” “predicts,” “may,” “should,” “could,” “will,” the negative thereof and similar expressions are intended to identify forward-looking statements. Such statements are by nature subject to uncertainties and risks, including but not limited to: an increase in the frequency or severity of accidents or other claims; unfavorable development of existing accident claims; dependence on third party insurance companies; dependence on independent commission sales agents; dependence on third party capacity providers; decreased demand for transportation services; substantial industry competition; disruptions or failures in our computer systems; dependence on key vendors; changes in fuel taxes; status of independent contractors; regulatory and legislative changes; catastrophic loss of a Company facility; acquired businesses; intellectual property; and other operational, financial or legal risks or uncertainties detailed in Landstar’s Form 10-K for the 2012 fiscal year, described in Item 1A “Risk Factors”, this report or in Landstar’s other Securities and Exchange Commission filings from time to time. These risks and uncertainties could cause actual results or events to differ materially from historical results or those anticipated. Investors should not place undue reliance on such forward-looking statements and the Company undertakes no obligation to publicly update or revise any forward-looking statements.

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

Landstar markets its freight transportation services and supply chain solutions primarily through independent commission sales agents who enter into contractual arrangements with the Company and are responsible for locating freight, making that freight available to Landstar’s capacity providers and coordinating the transportation of the freight with customers and capacity providers. The Company’s third party capacity providers consist of independent contractors who provide truck capacity to the Company under exclusive lease arrangements (the “BCO Independent Contractors”), unrelated trucking companies who provide truck capacity to the Company under non-exclusive contractual arrangements (the “Truck Brokerage Carriers”), air cargo carriers, ocean cargo carriers, railroads and independent warehouse capacity providers. Through this network of agents and capacity providers linked together by Landstar’s information technology systems, Landstar operates a transportation services and supply chain solutions business primarily throughout North America with revenue of $2.8 billion during the most recently completed fiscal year. The Company reports the results of two operating segments: the transportation logistics segment and the insurance segment.

The transportation logistics segment provides a wide range of transportation services and supply chain solutions. Transportation services offered by the Company include truckload and less-than-truckload transportation, rail intermodal, air cargo, ocean cargo, expedited ground and air delivery of time-critical freight, heavy-haul/specialized, U.S.-Canada and U.S.-Mexico cross-border, project cargo and customs brokerage. Supply chain solutions are based on advanced technology solutions utilizing intellectual property that may be owned by the Company or licensed from third parties. Such solutions as offered by the Company may include integrated multi-modal solutions, outsourced logistics, supply chain engineering and warehousing. Industries serviced by the transportation logistics segment include automotive products, lumber and building products, metals, chemicals, foodstuffs, heavy machinery, retail, electronics, ammunition and explosives and military equipment. In addition, the transportation logistics segment provides transportation services to other transportation companies, including logistics and less-than-truckload service providers. Each of the independent commission sales agents has the opportunity to market all of the services provided by the transportation logistics segment. Freight transportation services are typically charged to customers on a per shipment basis for the physical transportation of freight. Supply chain solution customers are generally charged fees for the services provided. Revenue recognized by the transportation logistics segment when providing capacity to customers to haul their freight is referred to herein as “transportation services revenue” and revenue for freight management services recognized on a fee-for-service basis is referred to herein as “transportation management fees.” During the thirteen weeks ended March 30, 2013, transportation services revenue hauled by BCO Independent Contractors, Truck Brokerage Carriers and railroads represented 49%, 44% and 3%, respectively, of the Company’s transportation logistics segment revenue. Collectively, transportation services revenue hauled by air and ocean cargo carriers represented 3% of the Company’s transportation logistics segment revenue in the thirteen-week period ended March 30, 2013. Transportation management fees represented 1% of the Company’s transportation logistics segment revenue in the thirteen-week period ended March 30, 2013.

The insurance segment is comprised of Signature Insurance Company, a wholly owned offshore insurance subsidiary (“Signature”), and Risk Management Claim Services, Inc. This segment provides risk and claims management services to certain of Landstar’s operating subsidiaries. In addition, it reinsures certain risks of the Company’s BCO Independent Contractors and provides certain property and casualty insurance directly to certain of Landstar’s operating subsidiaries. Revenue at the insurance segment represents reinsurance premiums from third party insurance companies that provide insurance programs to BCO Independent Contractors where all or a portion of the risk is ultimately borne by Signature. Revenue at the insurance segment represented approximately 1% of the Company’s consolidated revenue for the thirteen weeks ended March 30, 2013.

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

While customer demand, which is subject to overall economic conditions, ultimately drives increases or decreases in revenue, the Company primarily relies on its independent commission sales agents to establish customer relationships and generate revenue opportunities. Management’s emphasis with respect to revenue growth is on revenue generated by independent commission sales agents who on an annual basis generate $1 million or more of Landstar revenue (“Million Dollar Agents”). Management believes future revenue growth is primarily dependent on its ability to increase both the revenue generated by Million Dollar Agents and the number of Million Dollar Agents through a combination of recruiting new agents and increasing the revenue opportunities generated by existing independent commission sales agents. During the 2012 fiscal year, 504 independent commission sales agents generated $1 million or more of Landstar revenue and thus qualified as Million Dollar Agents. During the 2012 fiscal year, the average revenue generated by a Million Dollar Agent was $4,999,000 and revenue generated by Million Dollar Agents in the aggregate represented 90% of consolidated revenue.

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

Thirteen Weeks Ended
March 30,	March 31,
2013	2012

Revenue generated through (in thousands):

BCO Independent Contractors	$304,049	$329,362
Truck Brokerage Carriers	270,641	270,842
Rail intermodal	18,011	17,382
Ocean and air cargo carriers	21,103	17,669
Other (1)	14,517	13,768

	$628,321	$649,023

Number of loads:

BCO Independent Contractors	187,770	199,200
Truck Brokerage Carriers	163,960	158,030
Rail intermodal	7,020	7,160
Ocean and air cargo carriers	3,970	3,980

	362,720	368,370

Revenue per load:

BCO Independent Contractors	$1,619	$1,653
Truck Brokerage Carriers	1,651	1,714
Rail intermodal	2,566	2,428
Ocean and air cargo carriers	5,316	4,439

(1)	Includes premium revenue generated by the insurance segment and warehousing and transportation management fee revenue generated by the transportation logistics segment.

Also critical to the Company’s success is its ability to secure capacity, particularly truck capacity, at rates that allow the Company to profitably transport customers’ freight. The following table summarizes available truck capacity providers:

	March 30, 2013	March 31, 2012
BCO Independent Contractors	7,851	7,825
Truck Brokerage Carriers:
Approved and active (1)	20,571	18,946
Other approved	11,200	9,382

	31,771	28,328

Total available truck capacity providers	39,622	36,153

Number of trucks provided by BCO Independent Contractors	8,348	8,350

(1)	Active refers to Truck Brokerage Carriers who moved at least one load in the 180 days immediately preceding the fiscal quarter end.

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

In general, gross profit margin on revenue hauled by BCO Independent Contractors represents a fixed percentage of revenue due to the nature of the contracts that pay a fixed percentage of revenue to both the BCO Independent Contractors and independent commission sales agents. For revenue hauled by Truck Brokerage Carriers, gross profit margin is either fixed or variable as a percent of revenue, depending on the contract with each individual independent commission sales agent. Under certain contracts with independent commission sales agents, the Company retains a fixed percentage of revenue and the agent retains the amount remaining less the cost of purchased transportation (the “retention contracts”). Gross profit margin on revenue hauled by railroads, air cargo carriers, ocean cargo carriers and Truck Brokerage Carriers, other than those under retention contracts, is variable in nature as the Company’s contracts with independent commission sales agents provide commissions to agents at a contractually agreed upon percentage of net revenue for these types of loads. Approximately 61% of the Company’s revenue in the thirteen-week period ended March 30, 2013 had a fixed gross profit margin.

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

The following table sets forth the percentage relationship of purchased transportation and commissions to agents, both being direct costs, to revenue and indirect costs as a percentage of gross profit for the periods indicated:

	Thirteen Weeks Ended
	March 30, 2013	March 31, 2012
Revenue	100.0%	100.0%

Purchased transportation	75.9	75.9
Commissions to agents	7.8	7.7

Gross profit margin	16.3%	16.3%

Gross profit	100.0%	100.0%
Investment income	0.4	0.4
Indirect costs and expenses:
Other operating costs, net of gains on asset dispositions	5.2	6.1
Insurance and claims	11.5	10.5
Selling, general and administrative	34.3	36.6
Depreciation and amortization	7.0	6.4

Total costs and expenses	58.0	59.6

Operating margin	42.3%	40.8%

THIRTEEN WEEKS ENDED MARCH 30, 2013 COMPARED TO THIRTEEN WEEKS ENDED MARCH 31, 2012

Revenue for the 2013 thirteen-week period was $628,321,000, a decrease of $20,702,000, or 3%, compared to the 2012 thirteen-week period. Revenue decreased $20,971,000, or 3%, at the transportation logistics segment. The decrease in revenue at the transportation logistics segment was primarily attributable to a 2% decrease in the number of loads hauled and decreased revenue per load of approximately 2%, partially offset by an increase in transportation management fees. Included in the 2013 and 2012 thirteen-week periods was $5,392,000 and $4,896,000, respectively, of transportation management fee revenue. Revenue at the insurance segment, representing reinsurance premiums from third party insurance companies that provide insurance programs to BCO Independent Contractors where all or a portion of the risk of loss is ultimately borne by Signature, was $9,040,000 and $8,771,000 for the 2013 and 2012 thirteen-week periods, respectively.

Truck transportation revenue hauled by BCO Independent Contractors and Truck Brokerage Carriers (together, the “third party truck capacity providers”) for the thirteen-week period ended March 30, 2013, was $574,690,000, or 91% of total revenue, a decrease of $25,514,000, or 4.3%, compared to the 2012 thirteen-week period. The number of loads hauled by third party truck capacity providers in the 2013 thirteen-week period decreased 1.5% compared to the 2012 thirteen-week period, and revenue per load decreased 2.8% compared to the 2012 thirteen-week period. The decrease in the number of loads hauled by third party truck capacity providers was primarily due to lower demand for transportation services provided on un-sided/platform equipment, with a significant portion of the decrease from heavy/specialized services, and slightly lower demand for truckload services on van equipment, partly offset by increased less-than-truckload volume. The number of less-than-truckloads hauled increased to 8% of total loads hauled by truck transportation services in the 2013 thirteen-week period compared to 7% of total loads hauled by truck transportation services in the 2012 thirteen-week period. The decrease in revenue per load was partly due to a change in revenue mix, primarily as it relates to decreased heavy/specialized services, which typically have a higher revenue per load, and increased less-than-truckload load volume which has a lower revenue per load. Fuel surcharges on Truck Brokerage Carrier revenue identified separately in billings to customers and included as a component of Truck Brokerage Carrier revenue were $28,326,000 and $25,441,000 in the 2013 and 2012 periods, respectively. Fuel surcharges billed to customers on revenue hauled by BCO Independent Contractors are excluded from revenue.

Transportation revenue hauled by rail intermodal, air cargo and ocean cargo carriers (collectively, the “multimode capacity providers”) for the thirteen-week period ended March 30, 2013, was $39,114,000, or 6% of total revenue, an increase of $4,063,000, or 12%, compared to the 2012 thirteen-week period. The number of loads hauled by multimode capacity providers in the 2013 thirteen-week period decreased 1% compared to the 2012 thirteen-week period, while revenue per load on revenue hauled by multimode capacity providers increased 13% over the same period. Revenue per load on revenue hauled by multimode capacity providers is influenced by many factors, including the mode of transportation used, length of haul, complexity of freight, density of freight lanes, fuel costs and availability of capacity.

Purchased transportation was 75.9% of revenue in both the 2013 and 2012 thirteen-week periods, respectively. Commissions to agents were 7.8% and 7.7% of revenue in the 2013 and 2012 periods, respectively. The increase in commissions to agents as a percentage of revenue was primarily attributable to a decrease in the percentage of revenue hauled by BCO Independent Contractors, which generally has a lower rate of commission.

Investment income at the insurance segment was $374,000 and $387,000 in the 2013 and 2012 thirteen-week periods, respectively.

Other operating costs were 5.2% and 6.1% of gross profit in the 2013 and 2012 thirteen-week periods, respectively. The decrease in other operating costs as a percentage of gross profit was primarily attributable to decreased trailing equipment maintenance costs and increased gains on sales of trailing equipment in the 2013 thirteen-week period. Insurance and claims were 11.5% of gross profit in the 2013 period and 10.5% of gross profit in the 2012 period. The increase in insurance and claims as a percentage of gross profit was primarily due to increased unfavorable development of prior year claims of $2,363,000 in the 2013 period compared to $754,000 in the 2012 period. Selling, general and administrative costs were 34.3% of gross profit in the 2013 period and 36.6% of gross profit in the 2012 period. The decrease in selling, general and administrative costs as a percentage of gross profit was primarily attributable to a decreased provision for bonuses under the Company’s incentive compensation plan and a favorable impact in the 2013 thirteen-week period compared to the 2012 thirteen-week period resulting from the costs associated with the Company’s annual agent convention, which was held in the Company’s 2012 first quarter versus the Company’s 2013 second quarter, partially offset by the effect of decreased gross profit in the 2013 period. Depreciation and amortization was 7.0% of gross profit in the 2013 period and 6.4% of gross profit in the 2012 period. The increase in depreciation and amortization as a percentage of gross profit was primarily due to depreciation on new trailing equipment that replaced older, fully depreciated trailing equipment and the effect of decreased gross profit in the 2013 period.

The provisions for income taxes for the 2013 and 2012 thirteen-week periods were based on estimated full year combined effective income tax rates of approximately 37.3% and 36.7%, respectively, which were higher than the statutory federal income tax rate primarily as a result of state taxes, the meals and entertainment exclusion and non-deductible stock compensation expense. The increase in the effective income tax rate in the 2013 thirteen-week period compared to the 2012 thirteen-week period was due to a decrease in income tax benefits recognized in the 2013 period compared to the 2012 period resulting from disqualifying dispositions of the Company’s common stock by employees who obtained the stock through exercises of incentive stock options in each year.

Net income was $26,780,000, or $0.58 per common share ($0.57 per diluted share), in the 2013 thirteen-week period. Net income was $26,847,000, or $0.57 per common share ($0.57 per diluted share), in the 2012 thirteen-week period.

CAPITAL RESOURCES AND LIQUIDITY

Working capital and the ratio of current assets to current liabilities were $262,514,000 and 1.8 to 1, respectively, at March 30, 2013, compared with $247,605,000 and 1.7 to 1, respectively, at December 29, 2012. Landstar has historically operated with current ratios within the range of 1.5 to 1 to 2.0 to 1. Cash provided by operating activities was $52,834,000 in the 2013 thirteen-week period compared with $19,912,000 in the 2012 thirteen-week period. The increase in cash flow provided by operating activities was primarily attributable to the timing of collections of trade receivables.

The Company did not pay cash dividends during the thirteen-week period ended March 30, 2013. On December 5, 2012, the Company announced that its Board of Directors declared a dividend of $0.50 per share to holders of record of its Common Stock as of December 17, 2012. In conjunction with the announcement of this dividend, the Company announced that it does not expect the declaration and payment of dividends in connection with its quarterly earnings results for the four quarters of fiscal 2013 and for the first three quarters of fiscal 2014. The Company paid $0.055 per share, or $2,574,000, in cash dividends during the thirteen-week period ended March 31, 2012. As of March 30, 2013, the Company may purchase up to an additional 1,991,877 shares of its common stock under its authorized stock purchase program. Long-term debt, including current maturities, was $103,121,000 at March 30, 2013, $11,020,000 lower than at December 29, 2012.

Equity was $407,802,000, or 80% of total capitalization (defined as long-term debt including current maturities plus equity), at March 30, 2013, compared to $379,454,000, or 77% of total capitalization, at December 29, 2012. The increase in equity was primarily a result of net income in the 2013 thirteen-week period.

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

At March 30, 2013, the Company had $25,000,000 in borrowings outstanding and $32,753,000 of letters of credit outstanding under the Credit Agreement. At March 30, 2013, there was $167,247,000 available for future borrowings under the Credit Agreement. In addition, the Company has $50,946,000 in letters of credit outstanding as collateral for insurance claims that are secured by investments totaling $56,607,000 at March 30, 2013. Investments, all of which are carried at fair value, include primarily investment-grade bonds and U.S. Treasury obligations having maturities of up to five years. Fair value of investments is based primarily on quoted market prices. See Notes to Consolidated Financial Statements for further discussion on measurement of fair value of investments.

Historically, the Company has generated sufficient operating cash flow to meet its debt service requirements, fund continued growth, both internal and through acquisitions, complete or execute share purchases of its common stock under authorized share purchase programs, pay dividends and meet working capital needs. As a non-asset based provider of transportation services and supply chain solutions, the Company’s annual capital requirements for operating property are generally for trailing equipment and information technology hardware and software. In addition, a significant portion of the trailing equipment used by the Company is provided by third party capacity providers, thereby reducing the Company’s capital requirements. During the 2013 thirteen-week period, the Company purchased $1,722,000 of operating property and acquired $8,833,000 of trailing equipment by entering into capital leases. Landstar anticipates acquiring approximately $54,000,000 in operating property, primarily new trailing equipment to replace older trailing equipment and information technology equipment, during the remainder of fiscal year 2013 either by purchase or lease financing.

Management believes that cash flow from operations combined with the Company’s borrowing capacity under the Credit Agreement will be adequate to meet Landstar’s debt service requirements, fund continued growth, both internal and through acquisitions, complete the authorized share purchase program and meet working capital needs.

LEGAL MATTERS

Reference is made to the descriptions of certain pending legal proceedings in the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2012. There have been no material developments with respect to any such pending legal proceedings during the thirteen-week period ended March 30, 2013.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The allowance for doubtful accounts for both trade and other receivables represents management’s estimate of the amount of outstanding receivables that will not be collected. Historically, management’s estimates for uncollectible receivables have been materially correct. Although management believes the amount of the allowance for both trade and other receivables at March 30, 2013 is appropriate, a prolonged period of low or no economic growth may adversely affect the collection of these receivables. In addition, liquidity concerns and/or unanticipated bankruptcy proceedings at any of the Company’s larger customers in which the Company is carrying a significant receivable could result in an increase in the provision for uncollectible receivables and have a significant impact on the Company’s results of operations in a given quarter or year. However, it is not expected that an uncollectible accounts receivable resulting from an individual customer would have a significant impact on the Company’s financial condition. Conversely, a more robust economic environment or the recovery of a previously provided for uncollectible receivable from an individual customer may result in the realization of some portion of the estimated uncollectible receivables.

Landstar provides for the estimated costs of self-insured claims primarily on an actuarial basis. The amount recorded for the estimated liability for claims incurred is based upon the facts and circumstances known on the applicable balance sheet date. The ultimate resolution of these claims may be for an amount greater or less than the amount estimated by management. The Company continually revises its existing claim estimates as new or revised information becomes available on the status of each claim. Historically, the Company has experienced both favorable and unfavorable development of prior years’ claims estimates. During the 2013 and 2012 thirteen-week periods, insurance and claims costs included $2,363,000 and $754,000 of unfavorable adjustments to prior years’ claims estimates, respectively. It is reasonably likely that the ultimate outcome of settling all outstanding claims will be more or less than the estimated claims reserve at March 30, 2013.

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

EFFECTS OF INFLATION

Management does not believe inflation has had a material impact on the results of operations or financial condition of Landstar in the past five years. However, inflation in excess of historic trends might have an adverse effect on the Company’s results of operations in the future.

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

Depending upon the specific type of borrowing, borrowings under the Credit Agreement bear interest based on either (a) the prime rate, (b) the federal funds effective rate, (c) the rate at the time offered to JPMorgan Chase Bank, N.A. in the Eurodollar market or (d) the London Interbank Offered Rate, plus a margin that is determined based on the level of the Company’s Leverage Ratio, as defined in the Credit Agreement. As of March 30, 2013 and December 29, 2012, the weighted average interest rate on borrowings outstanding was 1.21% and 1.22%, respectively. During the first quarter of 2013, the average outstanding balance under the Credit Agreement was approximately $32,681,000. Assuming that debt levels on the Credit Agreement remain at $25,000,000, the balance at March 30, 2013, a hypothetical increase of 100 basis points in current rates provided for under the Credit Agreement is estimated to result in an increase in interest expense of $250,000 on an annualized basis. Based on the borrowing rates in the Credit Agreement and the repayment terms, the fair value of the outstanding borrowings as of March 30, 2013 was estimated to approximate carrying value. All amounts outstanding under the Credit Agreement are payable on June 29, 2017, the maturity date of the Credit Agreement.

Long-term investments, all of which are available-for-sale and are carried at fair value, include primarily investment-grade bonds and U.S. Treasury obligations having maturities of up to five years. Assuming that the long-term portion of investments remains at $53,657,000, the balance at March 30, 2013, a hypothetical increase or decrease in interest rates of 100 basis points would not have a material impact on future earnings on an annualized basis. Short-term investments consist of short-term investment-grade instruments and the current maturities of investment-grade corporate bonds and U.S. Treasury obligations. Accordingly, any future interest rate risk on these short-term investments would not be material.

Assets and liabilities of the Company’s Canadian operations are translated from their functional currency to U.S. dollars using exchange rates in effect at the balance sheet date and revenue and expense accounts are translated at average monthly exchange rates during the period. Adjustments resulting from the translation process are included in accumulated other comprehensive income. Transactional gains and losses arising from receivable and payable balances, including intercompany balances, in the normal course of business that are denominated in a currency other than the functional currency of the operation are recorded in the statements of income when they occur. The net assets held at the Company’s Canadian subsidiary at March 30, 2013 were, as translated to U.S. dollars, less than 1% of total consolidated net assets. Accordingly, any translation gain or loss related to the Canadian operation would not be material.

Item 4. Controls and Procedures

As of the end of the period covered by this quarterly report on Form 10-Q, an evaluation was carried out, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended). Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of March 30, 2013 to provide reasonable assurance that information required to be disclosed by the Company in reports that it filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There were no significant changes in the Company’s internal controls over financial reporting during the Company’s fiscal quarter ended March 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

Reference is made to the descriptions of certain pending legal proceedings in the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2012. There have been no material developments with respect to any such pending legal proceedings during the thirteen-week period ended March 30, 2013.

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

Item 1A. Risk Factors

For a discussion identifying risk factors and other important factors that could cause actual results to differ materially from those anticipated, see the discussions under Part I, Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2012, and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Notes to Consolidated Financial Statements” in this Quarterly Report on Form 10-Q.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Company

The Company did not purchase any shares of its common stock during the period from December 30, 2012 to March 30, 2013, the Company’s first fiscal quarter. On July 25, 2012, Landstar System, Inc. announced that it had been authorized by its Board of Directors to purchase up to 2,000,000 shares of its common stock from time to time in the open market and in privately negotiated transactions. As of March 30, 2013, the Company has authorization to purchase 1,991,877 shares of its common stock under this program. No specific expiration date has been assigned to the July 25, 2012 authorization.

The Company did not pay cash dividends during the thirteen-week period ended March 30, 2013. On December 5, 2012, the Company announced that its Board of Directors declared a dividend of $0.50 per share to holders of record of its Common Stock as of December 17, 2012. In conjunction with the announcement of this dividend, the Company announced that it does not expect the declaration and payment of dividends in connection with its quarterly earnings results for the four quarters of fiscal 2013 and for the first three quarters of fiscal 2014.

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

LANDSTAR SYSTEM, INC.

Date: May 3, 2013	/s/ Henry H. Gerkens
Henry H. Gerkens
Chairman, President and
Chief Executive Officer

Date: May 3, 2013	/s/ James B. Gattoni
James B. Gattoni
Executive Vice President and Chief
Financial Officer