Form 10-Q
period 2013-06-29
LANDSTAR SYSTEM INC
filed 2013-08-02
CIK 853816

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2013

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

The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of the close of business on July 22, 2013 was 45,699,734.

Index

PART I – Financial Information

Item 1. Financial Statements (unaudited)

Consolidated Balance Sheets as of June 29, 2013 and December 29, 2012	Page 4

Consolidated Statements of Income for the Twenty Six and Thirteen Weeks Ended June 29, 2013 and June 30, 2012	Page 5

Consolidated Statements of Comprehensive Income for the Twenty Six and Thirteen Weeks Ended June 29, 2013 and June 30, 2012	Page 6

Consolidated Statements of Cash Flows for the Twenty Six Weeks Ended June 29, 2013 and June 30, 2012	Page 7

Consolidated Statement of Changes in Shareholders’ Equity for the Twenty Six Weeks Ended June 29, 2013	Page 8

Notes to Consolidated Financial Statements	Page 9

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	Page 15

Item 3. Quantitative and Qualitative Disclosures About Market Risk	Page 24

Item 4. Controls and Procedures	Page 25

PART II – Other Information

Item 1. Legal Proceedings	Page 25

Item 1A. Risk Factors	Page 26

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	Page 26

Item 6. Exhibits	Page 26

Signatures	Page 28
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

The interim consolidated financial statements contained herein reflect all adjustments (all of a normal, recurring nature) which, in the opinion of management, are necessary for a fair statement of the financial condition, results of operations, cash flows and changes in equity for the periods presented. They have been prepared in accordance with Rule 10-01 of Regulation S-X and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the twenty six weeks ended June 29, 2013 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 28, 2013.

These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s 2012 Annual Report on Form 10-K.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

(Unaudited)

	June 29, 2013	December 29, 2012
ASSETS
Current Assets
Cash and cash equivalents	$67,474	$74,284
Short-term investments	34,560	35,528
Trade accounts receivable, less allowance of $8,142 and $8,650	391,449	408,787
Other receivables, including advances to independent contractors, less allowance of $4,257 and $4,657	56,483	55,278
Deferred income taxes and other current assets	23,187	18,067

Total current assets	573,153	591,944

Operating property, less accumulated depreciation and amortization of $155,499 and $158,999	179,777	158,953
Goodwill	57,470	57,470
Other assets	81,831	71,054

Total assets	$892,231	$879,421

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Cash overdraft	$27,025	$33,647
Accounts payable	188,529	188,981
Current maturities of long-term debt	25,252	19,016
Insurance claims	67,392	64,509
Other current liabilities	33,402	38,186

Total current liabilities	341,600	344,339

Long-term debt, excluding current maturities	94,033	95,125
Insurance claims	20,538	21,896
Deferred income taxes and other noncurrent liabilities	43,816	38,607

Shareholders’ Equity
Common stock, $0.01 par value, authorized 160,000,000 shares, issued 66,996,081 and 66,859,864 shares	670	669
Additional paid-in capital	177,486	173,976
Retained earnings	1,100,162	1,042,956
Cost of 21,296,347 and 20,411,736 shares of common stock in treasury	(886,135)	(839,517)
Accumulated other comprehensive income	61	1,370

Total shareholders’ equity	392,244	379,454

Total liabilities and shareholders’ equity	$892,231	$879,421

See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share amounts)

(Unaudited)

	Twenty Six Weeks Ended		Thirteen Weeks Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Revenue	$1,307,661	$1,384,996	$679,340	$735,973
Investment income	745	792	371	405
Costs and expenses:
Purchased transportation	993,029	1,055,703	516,424	562,781
Commissions to agents	102,829	106,692	53,741	56,460
Other operating costs, net of gains on asset dispositions	9,526	11,188	4,201	4,716
Insurance and claims	23,654	20,401	11,848	9,306
Selling, general and administrative	70,976	76,461	35,750	37,662
Depreciation and amortization	14,993	13,404	7,810	6,664

Total costs and expenses	1,215,007	1,283,849	629,774	677,589

Operating income	93,399	101,939	49,937	58,789
Interest and debt expense	1,511	1,494	771	770

Income before income taxes	91,888	100,445	49,166	58,019
Income taxes	34,682	37,743	18,740	22,164

Net income	$57,206	$62,702	$30,426	$35,855

Earnings per common share	$1.23	$1.34	$0.66	$0.76

Diluted earnings per share	$1.23	$1.33	$0.66	$0.76

Average number of shares outstanding:
Earnings per common share	46,380,000	46,856,000	46,253,000	46,915,000

Diluted earnings per share	46,555,000	47,083,000	46,386,000	47,104,000

Dividends paid per common share	$—	$0.110	$—	$0.055

See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

(Unaudited)

	Twenty Six Weeks Ended		Thirteen Weeks Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Net income	$57,206	$62,702	$30,426	$35,855
Other comprehensive income (loss):
Unrealized holding (losses) gains on available-for-sale investments, net of tax benefit (expense) of $439, ($137), $408 and ($37)	(799)	248	(741)	66
Foreign currency translation losses	(510)	(64)	(285)	(268)

Other comprehensive (loss) income	(1,309)	184	(1,026)	(202)

Comprehensive income	$55,897	$62,886	$29,400	$35,653

See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Twenty Six Weeks Ended
	June 29, 2013	June 30, 2012
OPERATING ACTIVITIES
Net income	$57,206	$62,702
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of operating property and intangible assets	14,993	13,404
Non-cash interest charges	109	109
Provisions for losses on trade and other accounts receivable	1,565	1,830
Gains on sales/disposals of operating property	(2,320)	(2,008)
Deferred income taxes, net	6,071	6,901
Stock-based compensation	2,992	3,186
Changes in operating assets and liabilities:
Decrease (increase) in trade and other accounts receivable	14,568	(58,187)
Increase in other assets	(6,900)	(4,619)
Increase (decrease) in accounts payable	(452)	40,612
Increase (decrease) in other liabilities	(4,592)	545
Increase (decrease) in insurance claims	1,525	(9,665)

NET CASH PROVIDED BY OPERATING ACTIVITIES	84,765	54,810

INVESTING ACTIVITIES
Sales and maturities of investments	24,296	13,277
Purchases of investments	(35,157)	(36,233)
Purchases of operating property	(2,749)	(2,982)
Proceeds from sales of operating property	6,826	6,250

NET CASH USED BY INVESTING ACTIVITIES	(6,784)	(19,688)

FINANCING ACTIVITIES
Decrease in cash overdraft	(6,622)	(1,833)
Dividends paid	—	(5,157)
Proceeds from exercises of stock options	1,885	4,155
Taxes paid in lieu of shares issued related to stock-based compensation plans	(1,633)	(3,022)
Excess tax effect on stock option exercises	252	886
Borrowings on revolving credit facility	—	60,000
Purchases of common stock	(46,603)	(15,752)
Principal payments on long-term debt and capital lease obligations	(31,560)	(90,840)

NET CASH USED BY FINANCING ACTIVITIES	(84,281)	(51,563)

Effect of exchange rate changes on cash and cash equivalents	(510)	(64)

Decrease in cash and cash equivalents	(6,810)	(16,505)
Cash and cash equivalents at beginning of period	74,284	80,900

Cash and cash equivalents at end of period	$67,474	$64,395

See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

Twenty Six Weeks Ended June 29, 2013

(Dollars in thousands)

(Unaudited)

					Treasury Stock at Cost		Accumulated Other Comprehensive
			Additional Paid-In
	Common Stock			Retained
	Shares	Amount	Capital	Earnings	Shares	Amount	Income (Loss)	Total
Balance December 29, 2012	66,859,864	$669	$173,976	$1,042,956	20,411,736	$(839,517)	$1,370	$379,454
Net income				57,206				57,206
Purchases of common stock					884,327	(46,603)		(46,603)
Issuance of stock related to stock-based compensation plans, including excess tax effect	136,217	1	518		284	(15)		504
Stock-based compensation			2,992					2,992
Other comprehensive loss							(1,309)	(1,309)

Balance June 29, 2013	66,996,081	$670	$177,486	$1,100,162	21,296,347	$(886,135)	$61	$392,244

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

As of June 29, 2013, the Company had two employee equity incentive plans, the 2002 employee stock option and stock incentive plan (the “ESOSIP”) and the 2011 equity incentive plan (the “2011 EIP”). No further grants can be made under the ESOSIP. The Company also has two stock compensation plans for members of its Board of Directors, the 2003 Directors Stock Compensation Plan (the “2003 DSCP”) and the 2013 Directors Stock Compensation Plan (the “2013 DSCP”). In May 2013, the Company’s stockholders approved the 2013 DSCP. The provisions of the 2013 DSCP are substantially similar to the provisions of the 2003 DSCP. 115,000 shares of the Company’s common stock were authorized for issuance under the 2013 DSCP. No further grants can be made under the 2003 DSCP, including 113,704 shares of the Company’s common stock previously reserved for issuance, but not issued, under the 2003 DSCP. The ESOSIP, 2011 EIP, 2003 DSCP and 2013 DSCP are each referred to herein as a “Plan,” and, collectively, as the “Plans.” Amounts recognized in the financial statements with respect to these Plans are as follows (in thousands):

	Twenty Six Weeks Ended		Thirteen Weeks Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Total cost of the Plans during the period	$2,992	$3,186	$1,374	$1,661
Amount of related income tax benefit recognized during the period	979	1,332	282	379

Net cost of the Plans during the period	$2,013	$1,854	$1,092	$1,282

Included in income tax benefits recognized in the twenty-six-week periods ended June 29, 2013 and June 30, 2012 were income tax benefits of $417,000 and $745,000, respectively, recognized on disqualifying dispositions of the Company’s common stock by employees who obtained shares of common stock through exercises of incentive stock options.

As of June 29, 2013, there were 102,655 shares of the Company’s common stock reserved for issuance under the 2013 DSCP and 6,740,433 shares of the Company’s common stock reserved for issuance in the aggregate under the ESOSIP and 2011 EIP.

Stock Options

The fair value of each option grant on its grant date was calculated using the Black-Scholes option pricing model with the following weighted average assumptions for grants made in the 2013 and 2012 twenty-six-week periods:

	2013	2012
Expected volatility	32.0%	34.0%
Expected dividend yield	0.410%	0.420%
Risk-free interest rate	0.75%	0.90%
Expected lives (in years)	4.0	4.0

The Company utilizes historical data, including exercise patterns and employee departure behavior, in estimating the term that options will be outstanding. Expected volatility was based on historical volatility and other factors, such as expected changes in volatility arising from planned changes to the Company’s business, if any. The risk-free interest rate was based on the yield of zero coupon U.S. Treasury bonds for terms that approximated the terms of the options granted. The weighted average grant date fair value of stock options granted during the twenty-six-week periods ended June 29, 2013 and June 30, 2012 was $14.21 per share and $13.99 per share, respectively.

The following table summarizes information regarding the Company’s outstanding stock options under the Plans:

			Weighted Average
	Number of	Weighted Average Exercise Price	Remaining Contractual	Aggregate Intrinsic
	Options	per Share	Term (years)	Value (000s)
Options outstanding at December 29, 2012	1,781,182	$42.56
Granted	152,500	$56.40
Exercised	(371,570)	$40.58
Forfeited	(37,400)	$40.44

Options outstanding at June 29, 2013	1,524,712	$44.48	6.5	$10,703

Options exercisable at June 29, 2013	744,212	$42.13	4.6	$6,971

The total intrinsic value of stock options exercised during the twenty-six-week periods ended June 29, 2013 and June 30, 2012 was $5,305,000 and $12,296,000, respectively.

As of June 29, 2013, there was $6,918,000 of total unrecognized compensation cost related to non-vested stock options granted under the Plans. The unrecognized compensation cost related to these non-vested options is expected to be recognized over a weighted average period of 3.3 years.

Non-vested Restricted Stock

The fair value of each share of non-vested restricted stock issued under the Plans is based on the fair value of a share of the Company’s common stock on the date of grant.

The following table summarizes information regarding the Company’s outstanding non-vested restricted stock under the Plans:

	Number of	Weighted Average Grant Date
	Shares	Fair Value
Outstanding at December 29, 2012	34,719	$42.75
Granted	13,449	$54.56
Vested	(11,975)	$45.61

Outstanding at June 29, 2013	36,193	$46.19

As of June 29, 2013, there was $1,207,000 of total unrecognized compensation cost related to non-vested shares of restricted stock granted under the Plans. The unrecognized compensation cost related to these non-vested shares of restricted stock is expected to be recognized over a weighted average period of 2.4 years.

Restricted Stock Units

The fair value of a restricted stock unit (“RSU”) is determined based on the market value of the Company’s common stock on the date of grant, discounted for lack of marketability for a minimum post-vesting holding requirement. The discount rate due to lack of marketability used for RSU award grants during both twenty-six-week periods ended June 29, 2013 and June 30, 2012 was 7%.

The following table summarizes information regarding the Company’s outstanding RSU awards under the Plans:

	Number of	Weighted Average Grant Date
	Units	Fair Value
Outstanding at December 29, 2012	113,000	$44.78
Granted	244,500	$51.19
Vested	(21,901)	$44.78
Forfeited	(7,046)	$45.45

Outstanding at June 29, 2013	328,553	$49.54

The Company reports compensation expense over the life of the award based on an estimated number of shares that will vest over the life of the award, multiplied by the fair value of an RSU. RSU awards have contractual lives of three or five years from the date of grant. For RSUs with five-year contractual lives, the number of RSUs that vest is determined annually, for each year in the five-year period from date of grant, by multiplying the number of RSUs granted by the sum of (a) the average of the percentage change (positive or negative) in operating income and diluted earnings per share in each of the 5 years as compared to operating income and diluted earnings per share reported in the base year (base year being the year immediately preceding the year in which the RSUs were granted), plus (b) 5%, rounded to the nearest whole number, less (c) the number of RSUs from that grant that have previously vested. On January 23, 2013, the Company granted 100,000 RSUs to the Company’s Chairman, President and Chief Executive Officer. These 100,000 RSUs have three-year contractual lives and will vest on January 31 of 2014, 2015, and 2016, with the number of RSUs that vest on each vesting date determined by multiplying 100,000 by the sum of (1) the percentage increase in operating income in the most recently completed fiscal year as compared to the results from the immediately preceding fiscal year, plus (2) the percentage increase in diluted earnings per share in the most recently completed fiscal year as compared to the results from the preceding fiscal year. The Company recognized approximately $1,044,000 and $430,000 of share-based compensation expense related to RSU awards in the twenty-six-week periods ended June 29, 2013 and June 30, 2012, respectively. As of June 29, 2013, there was a maximum of $15.2 million of total unrecognized compensation cost related to RSU awards granted under the Plans with an expected average remaining life of approximately 3.7 years. The amount of future compensation expense to be recognized will be determined based on actual future operating results.

(2)	Income Taxes

The provisions for income taxes for both the 2013 and 2012 twenty-six-week periods were based on estimated full year combined effective income tax rates of 38.2%, adjusted for discrete events recognized during the period, which were primarily benefits resulting from disqualifying dispositions of the Company’s common stock by employees who obtained the stock through exercises of incentive stock options. The effective income tax rates for the 2013 and 2012 twenty-six-week periods were 37.7% and 37.6%, respectively, which were higher than the statutory federal income tax rate primarily as a result of state taxes, the meals and entertainment exclusion and non-deductible stock-based compensation. The increase in the effective income tax rate in the 2013 twenty-six-week period compared to the 2012 twenty-six-week period was due to lower income tax benefits recognized in 2013 compared to 2012 resulting from disqualifying dispositions of the Company’s common stock by employees who obtained the stock through exercises of incentive stock options during each year.

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

The following table provides a reconciliation of the average number of common shares outstanding used to calculate earnings per common share to the average number of common shares and common share equivalents outstanding used to calculate diluted earnings per share (in thousands):

	Twenty Six Weeks Ended		Thirteen Weeks Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Average number of common shares outstanding	46,380	46,856	46,253	46,915
Incremental shares from assumed exercises of stock options	175	227	133	189

Average number of common shares and common share equivalents outstanding	46,555	47,083	46,386	47,104

For each of the twenty-six-week and thirteen-week periods ended June 29, 2013, 152,000 options outstanding to purchase shares of common stock were excluded from the calculation of diluted earnings per share because they were antidilutive. For each of the twenty-six-week and thirteen-week periods ended June 30, 2012, 2,000 options outstanding to purchase shares of common stock were excluded from the calculation of diluted earnings per share because they were antidilutive. For the twenty-six-week periods and thirteen-week periods ended June 29, 2013 and June 30, 2012, outstanding RSUs were excluded from the calculation of diluted earnings per share because the performance metric requirements for vesting had not been satisfied.

(4)	Additional Cash Flow Information

During the 2013 twenty-six-week period, Landstar paid income taxes and interest of $28,801,000 and $1,518,000, respectively. During the 2012 twenty-six-week period, Landstar paid income taxes and interest of $29,746,000 and $1,652,000, respectively. Landstar acquired operating property by entering into capital leases in the amount of $36,704,000 and $24,052,000 in the 2013 and 2012 twenty-six-week periods, respectively.

(5)	Segment Information

The following table summarizes information about the Company’s reportable business segments as of and for the twenty-six-week and thirteen-week periods ended June 29, 2013 and June 30, 2012 (in thousands):

	Twenty Six Weeks Ended
	June 29, 2013			June 30, 2012
	Transportation Logistics	Insurance	Total	Transportation Logistics	Insurance	Total
External revenue	$1,289,559	$18,102	$1,307,661	$1,367,394	$17,602	$1,384,996
Investment income		745	745		792	792
Internal revenue		16,809	16,809		16,467	16,467
Operating income	78,985	14,414	93,399	86,128	15,811	101,939
Expenditures on long-lived assets	2,749		2,749	2,982		2,982
Goodwill	57,470		57,470	57,470		57,470

	Thirteen Weeks Ended
	June 29, 2013			June 30, 2012
	Transportation Logistics	Insurance	Total	Transportation Logistics	Insurance	Total
External revenue	$670,278	$9,062	$679,340	$727,142	$8,831	$735,973
Investment income		371	371		405	405
Internal revenue		10,809	10,809		10,481	10,481
Operating income	42,443	7,494	49,937	49,732	9,057	58,789
Expenditures on long-lived assets	1,027		1,027	1,956		1,956

In the twenty-six-week and thirteen-week periods ended June 29, 2013 and June 30, 2012, there were no customers who accounted for 10 percent or more of the Company’s consolidated revenue.

(6)	Other Comprehensive Income

The following table presents the components of and changes in accumulated other comprehensive income, net of related income taxes, as of and for the twenty-six-week period ended June 29, 2013 (in thousands):

	Unrealized Gains (Losses) on Available-for-Sale Securities	Foreign Currency Translation	Total
Balance as of December 29, 2012	$908	$462	$1,370
Other comprehensive loss	(799)	(510)	(1,309)

Balance as of June 29, 2013	$109	$(48)	$61

Amounts reclassified from accumulated other comprehensive income to investment income in the accompanying consolidated statements of income were not significant for the twenty-six-week period ended June 29, 2013.

(7)	Investments

Investments include primarily investment-grade corporate bonds and U.S. Treasury obligations having maturities of up to five years (the “bond portfolio”). Investments in the bond portfolio are reported as available-for-sale and are carried at fair value. Investments maturing less than one year from the balance sheet date are included in short-term investments and investments maturing more than one year from the balance sheet date are included in other assets in the consolidated balance sheets. Management performs an analysis of the nature of the unrealized losses on available-for-sale investments to determine whether such losses are other-than-temporary. Unrealized losses, representing the excess of the purchase price of an investment over its fair value as of the end of a period, considered to be other-than-temporary, are to be included as a charge in the statement of income, while unrealized losses considered to be temporary are to be included as a component of shareholders’ equity. Investments whose values are based on quoted market prices in active markets are classified within Level 1. Investments that trade in markets that are not considered to be active, but are valued based on quoted market prices, are classified within Level 2. As Level 2 investments include positions that are not traded in active markets, valuations may be adjusted to reflect illiquidity and/or non-transferability, which are generally based on available market information. Any transfers between levels are recognized as of the beginning of any reporting period. Fair value of the bond portfolio was determined using Level 1 inputs related to U.S. Treasury obligations and money market investments and Level 2 inputs related to investment-grade corporate bonds, asset-backed securities and direct obligations of government agencies. Unrealized gains, net of unrealized losses, on the investments in the bond portfolio were $169,000 and $1,407,000 at June 29, 2013 and December 29, 2012, respectively.

The amortized cost and fair values of available-for-sale investments are as follows at June 29, 2013 and December 29, 2012 (in thousands):

		Gross	Gross
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
June 29, 2013
Money market investments	$860	$—	$—	$860
Asset-backed securities	5,609	35	112	5,532
Corporate bonds and direct obligations of government agencies	76,297	740	517	76,520
U.S. Treasury obligations	18,782	37	14	18,805

Total	$101,548	$812	$643	$101,717

December 29, 2012
Money market investments	$2,865	$—	$—	$2,865
Asset-backed securities	2,175	73	—	2,248
Corporate bonds and direct obligations of government agencies	69,173	1,294	6	70,461
U.S. Treasury obligations	16,782	47	1	16,828

Total	$90,995	$1,414	$7	$92,402

For those available-for-sale investments with unrealized losses at June 29, 2013 and December 29, 2012, the following table summarizes the duration of the unrealized loss (in thousands):

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
June 29, 2013
Asset -backed securities	$4,074	$112	$—	$—	$4,074	$112
Corporate bonds and direct obligations of government agencies	33,801	517	—	—	33,801	517
U.S. Treasury obligations	755	14	—	—	755	14

Total	$38,630	$643	$—	$—	$38,630	$643

December 29, 2012
Corporate bonds and direct obligations of government agencies	$3,387	$6	$—	$—	$3,387	$6
U.S. Treasury obligations	770	1	—	—	770	1

Total	$4,157	$7	$—	$—	$4,157	$7

(8)	Commitments and Contingencies

Short-term investments include $34,560,000 in current maturities of investments held by the Company’s insurance segment at June 29, 2013. The non-current portion of the bond portfolio of $67,157,000 is included in other assets. The short-term investments, together with $22,047,000 of non-current investments, provide collateral for the $50,946,000 of letters of credit issued to guarantee payment of insurance claims. As of June 29, 2013, Landstar also had $34,752,000 of additional letters of credit outstanding under the Company’s Credit Agreement.

As further described in periodic and current reports previously filed by the Company with the Securities and Exchange Commission (the “SEC”), on September 23, 2011, a jury sitting in a state court in Cobb County, Georgia, entered a damage award of approximately $40.2 million (such amount, plus pre-judgment interest, post-judgment interest and attorney fees awarded to the plaintiffs are collectively referred to herein as the “Damage Award”) against Landstar Ranger, Inc., Landstar System Holdings, Inc. and Landstar System, Inc. (the “Landstar Defendants”). The Damage Award arises out of an accident that occurred in February 2007 involving a BCO Independent Contractor leased to Landstar Ranger, Inc. On May 28, 2013, the trial court issued an order denying post-trial motions for directed verdict and a new trial filed by the Landstar Defendants and entered an amended judgment that revised the Damage Award to include approximately $1.0 million of pre-judgment interest, $14.0 million of attorney fees and post-judgment interest at the rate of 6.25% per annum from and after September 23, 2011 on the aggregate sum of approximately $55.2 million awarded to the plaintiffs. Under the terms of the commercial trucking insurance program that Landstar had in place in 2007, Landstar retained liability for up to $5 million with respect to the accident giving rise to the Damage Award. Landstar has third party insurance and/or reinsurance policies in place that are expected to provide coverage for all amounts of the Damage Award in excess of such retention, including all related out-of-pocket expenses, such as the costs of an appeal bond, interest and attorney fees comprising the Damage Award that may be entered by the trial court or an appellate court in the future. The Company recorded a $5 million charge representing its self-insured retention in respect of this accident in the consolidated financial results of the Company in the 2007 first quarter. Accordingly, that portion of the Damage Award has been previously recorded by the Company and therefore did not reduce consolidated operating income or net income for the Company’s 2011 or 2012 fiscal years. Under the terms of the Company’s insurance policies, the Company is the primary obligor of the amount of the Damage Award, and as such, the Company has reported a $38.7 million receivable from the third party insurance providers in other receivables and a corresponding liability of the same amount in insurance claims in the unaudited consolidated balance sheets at June 29, 2013. The Landstar Defendants have filed a notice of appeal of the Damage Award and have posted the requisite supersedeas bond. No assurances can be given regarding the outcome of any such appeal, including as to the impact of the Damage Award on the premiums charged by the Company’s third party insurers from time to time for commercial trucking insurance.

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

Introduction

Landstar System, Inc. and its subsidiary, Landstar System Holdings, Inc. (together, referred to herein as “Landstar” or the “Company”), is an asset-light provider of freight transportation services and integrated transportation management solutions. The Company offers services to its customers across multiple transportation modes, with the ability to arrange for individual shipments of freight to enterprise-wide solutions to manage all of a customer’s transportation and logistics needs. Landstar provides services principally throughout the United States and to a lesser extent in Canada, and between the United States and Canada, Mexico and other countries around the world. The Company’s services emphasize safety, information coordination and customer service and are delivered through a network of independent commission sales agents and third party capacity providers linked together by a series of technological applications which are provided and coordinated by the Company. The nature of the Company’s business is such that a significant portion of its operating costs varies directly with revenue.

Landstar markets its freight transportation services and integrated transportation management solutions primarily through independent commission sales agents and exclusively utilizes third party capacity providers to transport and store customers’ freight. Landstar’s independent commission sales agents enter into contractual arrangements with the Company and are responsible for locating freight, making that freight available to Landstar’s capacity providers and coordinating the transportation of the freight with customers and capacity providers. The Company’s third party capacity providers consist of independent contractors who provide truck capacity to the Company under exclusive lease arrangements (the “BCO Independent Contractors”), unrelated trucking companies who provide truck capacity to the Company under non-exclusive contractual arrangements (the “Truck Brokerage Carriers”), air cargo carriers, ocean cargo carriers, railroads and independent warehouse capacity providers. Through this network of agents and capacity providers linked together by Landstar’s information technology systems, Landstar operates a freight transportation services and integrated transportation management solutions business primarily throughout North America with revenue of $2.8 billion during the most recently completed fiscal year. The Company reports the results of two operating segments: the transportation logistics segment and the insurance segment.

The transportation logistics segment provides a wide range of transportation services and supply chain solutions. Transportation services offered by the Company include truckload and less-than-truckload transportation, rail intermodal, air cargo, ocean cargo, expedited ground and air delivery of time-critical freight, heavy-haul/specialized, U.S.-Canada and U.S.-Mexico cross-border, project cargo and customs brokerage. Supply chain solutions are based on advanced technology solutions utilizing intellectual property that may be owned by the Company or licensed from third parties. Such solutions as offered by the Company may include integrated multi-modal solutions, outsourced logistics, supply chain engineering and warehousing. Industries serviced by the transportation logistics segment include automotive products, lumber and building products, metals, chemicals, foodstuffs, heavy machinery, retail, electronics, ammunition and explosives and military equipment. In addition, the transportation logistics segment provides transportation services to other transportation companies, including logistics and less-than-truckload service providers. Each of the independent commission sales agents has the opportunity to market all of the services provided by the transportation logistics segment. Freight transportation services are typically charged to customers on a per shipment basis for the physical transportation of freight. Supply chain solution customers are generally charged fees for the services provided. Revenue recognized by the transportation logistics segment when providing capacity to customers to haul their freight is referred to herein as “transportation services revenue” and revenue for freight management services recognized on a fee-for-service basis is referred to herein as “transportation management fees.” During the twenty six weeks ended June 29, 2013, transportation services revenue hauled by BCO Independent Contractors, Truck Brokerage Carriers and railroads represented 50%, 43% and 3%, respectively, of the Company’s transportation logistics segment revenue. Collectively, transportation services revenue hauled by air and ocean cargo carriers represented 3% of the Company’s transportation logistics segment revenue in the twenty-six-week period ended June 29, 2013. Transportation management fees represented 1% of the Company’s transportation logistics segment revenue in the twenty-six-week period ended June 29, 2013.

The insurance segment is comprised of Signature Insurance Company, a wholly owned offshore insurance subsidiary (“Signature”), and Risk Management Claim Services, Inc. This segment provides risk and claims management services to certain of Landstar’s operating subsidiaries. In addition, it reinsures certain risks of the Company’s BCO Independent Contractors and provides certain property and casualty insurance directly to certain of Landstar’s operating subsidiaries. Revenue at the insurance segment represents reinsurance premiums from third party insurance companies that provide insurance programs to BCO Independent Contractors where all or a portion of the risk is ultimately borne by Signature. Revenue at the insurance segment represented approximately 1% of the Company’s consolidated revenue for the twenty-six-week period ended June 29, 2013.

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

	Twenty Six Weeks Ended		Thirteen Weeks Ended
	June 29,	June 30,	June 29,	June 30,
	2013	2012	2013	2012
Revenue generated through (in thousands):

BCO Independent Contractors	$645,548	$701,248	$341,499	$371,886
Truck Brokerage Carriers	551,822	578,932	281,181	308,090
Rail intermodal	36,688	36,220	18,677	18,838
Ocean and air cargo carriers	45,021	40,127	23,918	22,458
Other (1)	28,582	28,469	14,065	14,701

	$1,307,661	$1,384,996	$679,340	$735,973

Number of loads:

BCO Independent Contractors	392,370	415,150	204,600	215,950
Truck Brokerage Carriers	331,740	333,600	167,780	175,570
Rail intermodal	14,390	14,820	7,370	7,660
Ocean and air cargo carriers	8,040	7,910	4,070	3,930

	746,540	771,480	383,820	403,110

Revenue per load:

BCO Independent Contractors	$1,645	$1,689	$1,669	$1,722
Truck Brokerage Carriers	1,663	1,735	1,676	1,755
Rail intermodal	2,550	2,444	2,534	2,459
Ocean and air cargo carriers	5,600	5,073	5,877	5,715

(1)	Includes premium revenue generated by the insurance segment and warehousing and transportation management fee revenue generated by the transportation logistics segment.

Also critical to the Company’s success is its ability to secure capacity, particularly truck capacity, at rates that allow the Company to profitably transport customers’ freight. The following table summarizes available truck capacity providers:

	June 29, 2013	June 30, 2012
BCO Independent Contractors	7,876	7,959
Truck Brokerage Carriers:
Approved and active (1)	20,844	19,283
Other approved	11,228	9,051

	32,072	28,334

Total available truck capacity providers	39,948	36,293

Number of trucks provided by BCO Independent Contractors	8,368	8,478

(1)	Active refers to Truck Brokerage Carriers who moved at least one load in the 180 days immediately preceding the fiscal quarter end.

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

In general, gross profit margin on revenue hauled by BCO Independent Contractors represents a fixed percentage of revenue due to the nature of the contracts that pay a fixed percentage of revenue to both the BCO Independent Contractors and independent commission sales agents. For revenue hauled by Truck Brokerage Carriers, gross profit margin is either fixed or variable as a percent of revenue, depending on the contract with each individual independent commission sales agent. Under certain contracts with independent commission sales agents, the Company retains a fixed percentage of revenue and the agent retains the amount remaining less the cost of purchased transportation (the “retention contracts”). Gross profit margin on revenue hauled by railroads, air cargo carriers, ocean cargo carriers and Truck Brokerage Carriers, other than those under retention contracts, is variable in nature as the Company’s contracts with independent commission sales agents provide commissions to agents at a contractually agreed upon percentage of net revenue for these types of loads. Approximately 60% of the Company’s revenue in the twenty-six-week period ended June 29, 2013 was generated under contracts that have a fixed gross profit margin.

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

The following table sets forth the percentage relationship of purchased transportation and commissions to agents, both being direct costs, to revenue and indirect costs as a percentage of gross profit for the periods indicated:

	Twenty Six Weeks Ended		Thirteen Weeks Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Revenue	100.0%	100.0%	100.0%	100.0%
Purchased transportation	75.9	76.2	76.0	76.5
Commissions to agents	7.9	7.7	7.9	7.7

Gross profit margin	16.2%	16.1%	16.1%	15.9%

Gross profit	100.0%	100.0%	100.0%	100.0%
Investment income	0.4	0.4	0.3	0.3
Indirect costs and expenses:
Other operating costs	4.5	5.0	3.8	4.0
Insurance and claims	11.2	9.2	10.9	8.0
Selling, general and administrative	33.5	34.3	32.7	32.3
Depreciation and amortization	7.1	6.0	7.2	5.7

Total costs and expenses	56.3	54.6	54.6	50.0

Operating margin	44.1%	45.8%	45.7%	50.4%

TWENTY SIX WEEKS ENDED JUNE 29, 2013 COMPARED TO TWENTY SIX WEEKS ENDED JUNE 30, 2012

Revenue for the 2013 twenty-six-week period was $1,307,661,000, a decrease of $77,335,000, or 6%, compared to the 2012 twenty-six-week period. Revenue decreased $77,835,000, or 6%, at the transportation logistics segment. The decrease in revenue at the transportation logistics segment was primarily attributable to a 3% decrease in the number of loads hauled and decreased revenue per load of approximately 3%. Included in the 2013 and 2012 twenty-six-week periods was $10,294,000 and $10,650,000, respectively, of transportation management fee revenue. Revenue at the insurance segment, representing reinsurance premiums from third party insurance companies that provide insurance programs to BCO Independent Contractors where all or a portion of the risk of loss is ultimately borne by Signature, was $18,102,000 and $17,602,000 for the 2013 and 2012 twenty-six-week periods, respectively.

Truck transportation revenue hauled by BCO Independent Contractors and Truck Brokerage Carriers (together, the “third party truck capacity providers”) for the twenty-six-week period ended June 29, 2013, was $1,197,370,000, or 92% of total revenue, a decrease of $82,810,000, or 6%, compared to the 2012 twenty-six-week period. The number of loads hauled by third party truck capacity providers in the 2013 twenty-six-week period decreased 3% compared to the 2012 twenty-six-week period, and revenue per load decreased 3% compared to the 2012 twenty-six-week period. The decrease in the number of loads hauled by third party truck capacity providers was primarily due to lower demand for transportation services provided on un-sided/platform equipment, with more than half of that decrease from heavy/specialized services. The decrease in revenue per load was partly due to a change in revenue mix, primarily as it relates to decreased heavy/specialized services, which typically have a higher revenue per load, and a general softness in revenue per load on loads hauled on unsided/platform equipment. Fuel surcharges on Truck Brokerage Carrier revenue identified separately in billings to customers and included as a component of Truck Brokerage Carrier revenue were $54,944,000 and $55,548,000 in the 2013 and 2012 periods, respectively. Fuel surcharges billed to customers on revenue hauled by BCO Independent Contractors are excluded from revenue.

Transportation revenue hauled by rail intermodal, air cargo and ocean cargo carriers (collectively, the “multimode capacity providers”) for the twenty-six-week period ended June 29, 2013, was $81,709,000, or 6% of total revenue, an increase of $5,362,000, or 7%, compared to the 2012 twenty-six-week period. The number of loads hauled by multimode capacity providers in the 2013 twenty-six-week period decreased 1% compared to the 2012 twenty-six-week period, while revenue per load on revenue hauled by multimode capacity providers increased 8% over the same period. Revenue per load on revenue hauled by multimode capacity providers is influenced by many factors, including the revenue mix among the various modes of transportation used, length of haul, complexity of freight, density of freight lanes, fuel costs and availability of capacity.

Purchased transportation was 75.9% and 76.2% of revenue in the 2013 and 2012 twenty-six-week periods, respectively. The decrease in purchased transportation as a percentage of revenue was primarily attributable to a decrease in the rate of purchased transportation paid to Truck Brokerage Carriers. Commissions to agents were 7.9% and 7.7% of revenue in the 2013 and 2012 periods, respectively. The increase in commissions to agents as a percentage of revenue was primarily attributable to an increased net revenue margin on revenue hauled by Truck Brokerage Carriers.

Investment income at the insurance segment was $745,000 and $792,000 in the 2013 and 2012 twenty-six-week periods, respectively. The decrease in investment income was primarily due to lower average rates of return on investments held by the insurance segment in the 2013 period.

Other operating costs were 4.5% and 5.0% of gross profit in the 2013 and 2012 twenty-six-week periods, respectively. The decrease in other operating costs as a percentage of gross profit was primarily attributable to decreased trailer equipment maintenance and other trailing equipment costs in the 2013 twenty-six-week period. Insurance and claims were 11.2% of gross profit in the 2013 period and 9.2% of gross profit in the 2012 period. The increase in insurance and claims as a percentage of gross profit was primarily due to increased net unfavorable development of prior year claims of $4,645,000, primarily related to two claims, in the 2013 period compared to $241,000 in the 2012 period. Selling, general and administrative costs were 33.5% of gross profit in the 2013 period and 34.3% of gross profit in the 2012 period. The decrease in selling, general and administrative costs as a percentage of gross profit was primarily attributable to a decreased provision for bonuses under the Company’s incentive compensation plan and a decrease in the provision for customer bad debt, partially offset by the effect of decreased gross profit in the 2013 period. Depreciation and amortization was 7.1% of gross profit in the 2013 period and 6.0% of gross profit in the 2012 period. The increase in depreciation and amortization as a percentage of gross profit was primarily due to depreciation on new trailing equipment that replaced older, fully depreciated trailing equipment and the effect of decreased gross profit in the 2013 period.

The provisions for income taxes for both the 2013 and 2012 twenty-six-week periods were based on estimated full year combined effective income tax rates of 38.2%, adjusted for discrete events recognized during the period, primarily benefits resulting from disqualifying dispositions of the Company’s common stock by employees who obtained the stock through exercises of incentive stock options. The effective income tax rates for the 2013 and 2012 twenty-six-week periods were 37.7% and 37.6%, respectively, which were higher than the statutory federal income tax rate primarily as a result of state taxes, the meals and entertainment exclusion and non-deductible stock compensation expense. The increase in the effective income tax rate in the 2013 twenty-six-week period compared to the 2012 twenty-six-week period was due to a decrease in income tax benefits recognized in the 2013 period compared to the 2012 period resulting from fewer disqualifying dispositions of the Company’s common stock by employees who obtained the stock through exercises of incentive stock options in such year.

Net income was $57,206,000, or $1.23 per common share ($1.23 per diluted share), in the 2013 twenty-six-week period. Net income was $62,702,000, or $1.34 per common share ($1.33 per diluted share), in the 2012 twenty-six-week period.

THIRTEEN WEEKS ENDED JUNE 29, 2013 COMPARED TO THIRTEEN WEEKS ENDED JUNE 30, 2012

Revenue for the 2013 thirteen-week period was $679,340,000, a decrease of $56,633,000, or 8%, compared to the 2012 thirteen-week period. Revenue decreased $56,864,000, or 8%, at the transportation logistics segment. The decrease in revenue at the transportation logistics segment was primarily attributable to a 5% decrease in the number of loads hauled and decreased revenue per load of approximately 3%. Included in the 2013 and 2012 thirteen-week periods was $4,902,000 and $5,754,000, respectively, of transportation management fee revenue. Revenue at the insurance segment, representing reinsurance premiums from third party insurance companies that provide insurance programs to BCO Independent Contractors where all or a portion of the risk of loss is ultimately borne by Signature, was $9,062,000 and $8,831,000 for the 2013 and 2012 thirteen-week periods, respectively.

Truck transportation revenue hauled by third party truck capacity providers for the thirteen-week period ended June 29, 2013, was $622,680,000, or 92% of total revenue, a decrease of $57,296,000, or 8%, compared to the 2012 thirteen-week period. The number of loads hauled by third party truck capacity providers in the 2013 thirteen-week period decreased 5% compared to the 2012 thirteen-week period, and revenue per load decreased 4% compared to the 2012 thirteen-week period. The decrease in the number of loads hauled by third party truck capacity providers was primarily due to lower demand for transportation services provided on un-sided/platform equipment, with half of that decrease from heavy/specialized services. The decrease in revenue per load was partly due to a change in revenue mix, primarily as it relates to decreased heavy/specialized services, which typically have a higher revenue per load, and general softness in revenue per load on loads hauled on unsided/platform equipment. Fuel surcharges on Truck Brokerage Carrier revenue identified separately in billings to customers and included as a component of Truck Brokerage Carrier revenue were $26,618,000 and $30,107,000 in the 2013 and 2012 periods, respectively.

Transportation revenue hauled by multimode capacity providers for the thirteen-week period ended June 29, 2013, was $42,595,000, or 6% of total revenue, an increase of $1,299,000, or 3%, compared to the 2012 thirteen-week period. The number of loads hauled by multimode capacity providers in the 2013 thirteen-week period decreased 1% compared to the 2012 thirteen-week period, while revenue per load on revenue hauled by multimode capacity providers increased 4% over the same period. Revenue per load on revenue hauled by multimode capacity providers is influenced by many factors, including the revenue mix among the various modes of transportation used, length of haul, complexity of freight, density of freight lanes, fuel costs and availability of capacity.

Purchased transportation was 76.0% and 76.5% of revenue in the 2013 and 2012 thirteen-week periods, respectively. The decrease in purchased transportation as a percentage of revenue was primarily attributable to a decrease in the rate of transportation paid to Truck Brokerage Carriers. Commissions to agents were 7.9% and 7.7% of revenue in the 2013 and 2012 periods, respectively. The increase in commissions to agents as a percentage of revenue was primarily attributable to an increased net revenue margin on revenue hauled by Truck Brokerage Carriers.

Investment income at the insurance segment was $371,000 and $405,000 in the 2013 and 2012 thirteen-week periods, respectively. The decrease in investment income was primarily due to lower average rates of return on investments held by the insurance segment in the 2013 period.

Other operating costs were 3.8% and 4.0% of gross profit in the 2013 and 2012 thirteen-week periods, respectively. The decrease in other operating costs as a percentage of gross profit was primarily attributable to decreased trailer equipment maintenance and other trailing equipment costs in the 2013 thirteen-week period. Insurance and claims were 10.9% of gross profit in the 2013 period and 8.0% of gross profit in the 2012 period. The increase in insurance and claims as a percentage of gross profit was primarily due to net unfavorable development of prior year claims of $2,282,000, primarily related to one claim, in the 2013 period compared to net favorable development of $513,000 in the 2012 period. Selling, general and administrative costs were 32.7% of gross profit in the 2013 period and 32.3% of gross profit in the 2012 period. The increase in selling, general and administrative costs as a percentage of gross profit was primarily attributable to approximately $2.3 million in costs associated with the Company’s annual agent convention, which was held in the first quarter in 2012 as opposed to the second quarter in 2013, and the effect of decreased gross profit in the 2013 period, partially offset by a decreased provision for bonuses under the Company’s incentive compensation plan in the 2013 period. Depreciation and amortization was 7.2% of gross profit in the 2013 period and 5.7% of gross profit in the 2012 period. The increase in depreciation and amortization as a percentage of gross profit was primarily due to depreciation on new trailing equipment that replaced older, fully depreciated trailing equipment and the effect of decreased gross profit in the 2013 period.

The provisions for income taxes for both the 2013 and 2012 thirteen-week periods were based on estimated full year combined effective income tax rates of 38.2%, adjusted for discrete events recognized during the period, primarily benefits resulting from disqualifying dispositions of the Company’s common stock by employees who obtained the stock through exercises of incentive stock options. The effective income tax rates for the 2013 and 2012 thirteen-week periods were 38.1% and 38.2%, respectively, which were higher than the statutory federal income tax rate primarily as a result of state taxes, the meals and entertainment exclusion and non-deductible stock compensation expense.

Net income was $30,426,000, or $0.66 per common share ($0.66 per diluted share), in the 2013 thirteen-week period. Net income was $35,855,000, or $0.76 per common share ($0.76 per diluted share), in the 2012 thirteen-week period.

CAPITAL RESOURCES AND LIQUIDITY

Working capital and the ratio of current assets to current liabilities were $231,553,000 and 1.7 to 1, respectively, at June 29, 2013, compared with $247,605,000 and 1.7 to 1, respectively, at December 29, 2012. Landstar has historically operated with current ratios within the range of 1.5 to 1 to 2.0 to 1. Cash provided by operating activities was $84,765,000 in the 2013 twenty-six-week period compared with $54,810,000 in the 2012 twenty-six-week period. The increase in cash flow provided by operating activities was primarily attributable to the timing of collections of trade receivables.

The Company did not pay cash dividends during the twenty-six-week period ended June 29, 2013. On December 5, 2012, the Company announced that its Board of Directors declared a dividend of $0.50 per share to holders of record of its Common Stock as of December 17, 2012. In conjunction with the announcement of this dividend, the Company announced that it does not expect the declaration and payment of dividends in connection with its quarterly earnings results for the four quarters of fiscal 2013 and for the first three quarters of fiscal 2014. The Company paid $0.11 per share, or $5,157,000, in cash dividends during the twenty-six-week periods ended June 30, 2012. During the twenty-six-week period ended June 29, 2013, the Company purchased 884,327 shares of its common stock at a total cost of $46,603,000. As of June 29, 2013, the Company may purchase up to an additional 1,107,550 shares of its common stock under its authorized stock purchase program. Long-term debt, including current maturities, was $119,285,000 at June 29, 2013, $5,144,000 higher than at December 29, 2012.

Equity was $392,244,000, or 77% of total capitalization (defined as long-term debt including current maturities plus equity), at June 29, 2013, compared to $379,454,000, or 77% of total capitalization, at December 29, 2012. The increase in equity was primarily a result of net income in the 2013 twenty-six-week period, partially offset by purchases of shares of the Company’s common stock.

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

At June 29, 2013, the Company had $20,000,000 in borrowings outstanding and $34,752,000 of letters of credit outstanding under the Credit Agreement. At June 29, 2013, there was $170,248,000 available for future borrowings under the Credit Agreement. In addition, the Company has $50,946,000 in letters of credit outstanding as collateral for insurance claims that are secured by investments totaling $56,607,000 at June 29, 2013. Investments, all of which are carried at fair value, include primarily investment-grade bonds and U.S. Treasury obligations having maturities of up to five years. Fair value of investments is based primarily on quoted market prices. See Notes to Consolidated Financial Statements for further discussion on measurement of fair value of investments.

Historically, the Company has generated sufficient operating cash flow to meet its debt service requirements, fund continued growth, both internal and through acquisitions, complete or execute share purchases of its common stock under authorized share purchase programs, pay dividends and meet working capital needs. As an asset-light provider of integrated transportation management solutions, the Company’s annual capital requirements for operating property are generally for trailing equipment and information technology hardware and software. In addition, a significant portion of the trailing equipment used by the Company is provided by third party capacity providers, thereby reducing the Company’s capital requirements. During the 2013 twenty-six-week period, the Company purchased $2,749,000 of operating property and acquired $36,704,000 of trailing equipment by entering into capital leases. Landstar anticipates acquiring approximately $24,000,000 in operating property, primarily new trailing equipment to replace older trailing equipment and information technology equipment, during the remainder of fiscal year 2013 either by purchase or lease financing.

Management believes that cash flow from operations combined with the Company’s borrowing capacity under the Credit Agreement will be adequate to meet Landstar’s debt service requirements, fund continued growth, both internal and through acquisitions, complete the authorized share purchase program and meet working capital needs.

LEGAL MATTERS

As further described in periodic and current reports previously filed by the Company with the Securities and Exchange Commission (the “SEC”), on September 23, 2011, a jury sitting in a state court in Cobb County, Georgia, entered a damage award of approximately $40.2 million (such amount, plus pre-judgment interest, post-judgment interest and attorney fees awarded to the plaintiffs are collectively referred to herein as the “Damage Award”) against Landstar Ranger, Inc., Landstar System Holdings, Inc. and Landstar System, Inc. (the “Landstar Defendants”). The Damage Award arises out of an accident that occurred in February 2007 involving a BCO Independent Contractor leased to Landstar Ranger, Inc. On May 28, 2013, the trial court issued an order denying post-trial motions for directed verdict and a new trial filed by the Landstar Defendants and entered an amended judgment that revised the Damage Award to include approximately $1.0 million of pre-judgment interest, $14.0 million of attorney fees and post-judgment interest at the rate of 6.25% per annum from and after September 23, 2011 on the aggregate sum of approximately $55.2 million awarded to the plaintiffs. Under the terms of the commercial trucking insurance program that Landstar had in place in 2007, Landstar retained liability for up to $5 million with respect to the accident giving rise to the Damage Award. Landstar has third party insurance and/or reinsurance policies in place that are expected to provide coverage for all amounts of the Damage Award in excess of such retention, including all related out-of-pocket expenses, such as the costs of an appeal bond, interest and attorney fees comprising the Damage Award that may be entered by the trial court or an appellate court in the future. The Company recorded a $5 million charge representing its self-insured retention in respect of this accident in the consolidated financial results of the Company in the 2007 first quarter. Accordingly, that portion of the Damage Award has been previously recorded by the Company and therefore did not reduce consolidated operating income or net income for the Company’s 2011 or 2012 fiscal years. Under the terms of the Company’s insurance policies, the Company is the primary obligor of the amount of the Damage Award, and as such, the Company has reported a $38.7 million receivable from the third party insurance providers in other receivables and a corresponding liability of the same amount in insurance claims in the unaudited consolidated balance sheets at June 29, 2013. The Landstar Defendants have filed a notice of appeal of the Damage Award and have posted the requisite supersedeas bond. No assurances can be given regarding the outcome of any such appeal, including as to the impact of the Damage Award on the premiums charged by the Company’s third party insurers from time to time for commercial trucking insurance.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The allowance for doubtful accounts for both trade and other receivables represents management’s estimate of the amount of outstanding receivables that will not be collected. Historically, management’s estimates for uncollectible receivables have been materially correct. Although management believes the amount of the allowance for both trade and other receivables at June 29, 2013 is appropriate, a prolonged period of low or no economic growth may adversely affect the collection of these receivables. In addition, liquidity concerns and/or unanticipated bankruptcy proceedings at any of the Company’s larger customers in which the Company is carrying a significant receivable could result in an increase in the provision for uncollectible receivables and have a significant impact on the Company’s results of operations in a given quarter or year. However, it is not expected that an uncollectible accounts receivable resulting from an individual customer would have a significant impact on the Company’s financial condition. Conversely, a more robust economic environment or the recovery of a previously provided for uncollectible receivable from an individual customer may result in the realization of some portion of the estimated uncollectible receivables.

Landstar provides for the estimated costs of self-insured claims primarily on an actuarial basis. The amount recorded for the estimated liability for claims incurred is based upon the facts and circumstances known on the applicable balance sheet date. The ultimate resolution of these claims may be for an amount greater or less than the amount estimated by management. The Company continually revises its existing claim estimates as new or revised information becomes available on the status of each claim. Historically, the Company has experienced both favorable and unfavorable development of prior years’ claims estimates. During the 2013 and 2012 twenty-six-week periods, insurance and claims costs included $4,645,000 and $241,000 of net unfavorable adjustments to prior years’ claims estimates, respectively. The unfavorable development of prior year claims in the 2013 twenty-six-week period relates primarily to two claims. It is reasonably likely that the ultimate outcome of settling all outstanding claims will be more or less than the estimated claims reserve at June 29, 2013.

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

Depending upon the specific type of borrowing, borrowings under the Credit Agreement bear interest based on either (a) the prime rate, (b) the federal funds effective rate, (c) the rate at the time offered to JPMorgan Chase Bank, N.A. in the Eurodollar market or (d) the London Interbank Offered Rate, plus a margin that is determined based on the level of the Company’s Leverage Ratio, as defined in the Credit Agreement. As of June 29, 2013 and December 29, 2012, the weighted average interest rate on borrowings outstanding was 1.20% and 1.22%, respectively. During the second quarter of 2013, the average outstanding balance under the Credit Agreement was approximately $21,100,000. Assuming that debt levels on the Credit Agreement remain at $20,000,000, the balance at June 29, 2013, a hypothetical increase of 100 basis points in current rates provided for under the Credit Agreement is estimated to result in an increase in interest expense of $200,000 on an annualized basis. Based on the borrowing rates in the Credit Agreement and the repayment terms, the fair value of the outstanding borrowings as of June 29, 2013 was estimated to approximate carrying value. All amounts outstanding under the Credit Agreement are payable on June 29, 2017, the maturity date of the Credit Agreement.

Long-term investments, all of which are available-for-sale and are carried at fair value, include primarily investment-grade bonds and U.S. Treasury obligations having maturities of up to five years. Assuming that the long-term portion of investments remains at $67,157,000, the balance at June 29, 2013, a hypothetical increase or decrease in interest rates of 100 basis points would not have a material impact on future earnings on an annualized basis. Short-term investments consist of short-term investment-grade instruments and the current maturities of investment-grade corporate bonds and U.S. Treasury obligations. Accordingly, any future interest rate risk on these short-term investments would not be material.

Assets and liabilities of the Company’s Canadian operations are translated from their functional currency to U.S. dollars using exchange rates in effect at the balance sheet date and revenue and expense accounts are translated at average monthly exchange rates during the period. Adjustments resulting from the translation process are included in accumulated other comprehensive income. Transactional gains and losses arising from receivable and payable balances, including intercompany balances, in the normal course of business that are denominated in a currency other than the functional currency of the operation are recorded in the statements of income when they occur. The assets held at the Company’s Canadian subsidiary at June 29, 2013 were, as translated to U.S. dollars, less than 1% of total consolidated assets. Accordingly, any translation gain or loss related to the Canadian operation would not be material.

Item 4. Controls and Procedures

As of the end of the period covered by this quarterly report on Form 10-Q, an evaluation was carried out, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended). Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of June 29, 2013 to provide reasonable assurance that information required to be disclosed by the Company in reports that it filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There were no significant changes in the Company’s internal controls over financial reporting during the Company’s fiscal quarter ended June 29, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

As further described in periodic and current reports previously filed by the Company with the Securities and Exchange Commission (the “SEC”), on September 23, 2011, a jury sitting in a state court in Cobb County, Georgia, entered a damage award of approximately $40.2 million (such amount, plus pre-judgment interest, post-judgment interest and attorney fees awarded to the plaintiffs are collectively referred to herein as the “Damage Award”) against Landstar Ranger, Inc., Landstar System Holdings, Inc. and Landstar System, Inc. (the “Landstar Defendants”). The Damage Award arises out of an accident that occurred in February 2007 involving a BCO Independent Contractor leased to Landstar Ranger, Inc. On May 28, 2013, the trial court issued an order denying post-trial motions for directed verdict and a new trial filed by the Landstar Defendants and entered an amended judgment that revised the Damage Award to include approximately $1.0 million of pre-judgment interest, $14.0 million of attorney fees and post-judgment interest at the rate of 6.25% per annum from and after September 23, 2011 on the aggregate sum of approximately $55.2 million awarded to the plaintiffs. Under the terms of the commercial trucking insurance program that Landstar had in place in 2007, Landstar retained liability for up to $5 million with respect to the accident giving rise to the Damage Award. Landstar has third party insurance and/or reinsurance policies in place that are expected to provide coverage for all amounts of the Damage Award in excess of such retention, including all related out-of-pocket expenses, such as the costs of an appeal bond, interest and attorney fees comprising the Damage Award that may be entered by the trial court or an appellate court in the future. The Company recorded a $5 million charge representing its self-insured retention in respect of this accident in the consolidated financial results of the Company in the 2007 first quarter. Accordingly, that portion of the Damage Award has been previously recorded by the Company and therefore did not reduce consolidated operating income or net income for the Company’s 2011 or 2012 fiscal years. Under the terms of the Company’s insurance policies, the Company is the primary obligor of the amount of the Damage Award, and as such, the Company has reported a $38.7 million receivable from the third party insurance providers in other receivables and a corresponding liability of the same amount in insurance claims in the unaudited consolidated balance sheets at June 29, 2013. The Landstar Defendants have filed a notice of appeal of the Damage Award and have posted the requisite supersedeas bond. No assurances can be given regarding the outcome of any such appeal, including as to the impact of the Damage Award on the premiums charged by the Company’s third party insurers from time to time for commercial trucking insurance.

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

Purchases of Equity Securities by the Company

The following table provides information regarding the Company’s purchase of its common stock during the period from March 31, 2013 to June 29, 2013, the Company’s second fiscal quarter:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased Under the Program
March 30, 2013				1,991,877
March 31, 2013 – April 27, 2013	—	$—	—	1,991,877
April 28, 2013 – May 25, 2013	305,252	53.87	305,252	1,686,625
May 26, 2013 – June 29, 2013	579,075	52.08	579,075	1,107,550

Total	884,327	$52.70	884,327

On July 25, 2012, Landstar System, Inc. announced that it had been authorized by its Board of Directors to purchase up to 2,000,000 shares of its common stock from time to time in the open market and in privately negotiated transactions. As of June 29, 2013, the Company has authorization to purchase 1,107,550 shares of its common stock under this program. No specific expiration date has been assigned to the July 25, 2012 authorization.

The Company did not pay cash dividends during the twenty-six-week period ended June 29, 2013. On December 5, 2012, the Company announced that its Board of Directors declared a dividend of $0.50 per share to holders of record of its Common Stock as of December 17, 2012. In conjunction with the announcement of this dividend, the Company announced that it does not expect the declaration and payment of dividends in connection with its quarterly earnings results for the four quarters of fiscal 2013 and for the first three quarters of fiscal 2014.

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

LANDSTAR SYSTEM, INC.

Date: August 2, 2013	/s/ Henry H. Gerkens
Henry H. Gerkens
Chairman, President and
Chief Executive Officer

Date: August 2, 2013	/s/ James B. Gattoni
James B. Gattoni
Executive Vice President and Chief
Financial Officer