Form 10-Q
period 2013-09-28
LANDSTAR SYSTEM INC
filed 2013-11-01
CIK 853816

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2013

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

The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of the close of business on October 21, 2013 was 45,716,950.

Index

PART I – Financial Information

Item 1. Financial Statements (unaudited)

Consolidated Balance Sheets as of September 28, 2013 and December 29, 2012	Page 4

Consolidated Statements of Income for the Thirty Nine and Thirteen Weeks Ended September 28, 2013 and September 29, 2012	Page 5

Consolidated Statements of Comprehensive Income for the Thirty Nine and Thirteen Weeks Ended September 28, 2013 and September 29, 2012	Page 6

Consolidated Statements of Cash Flows for the Thirty Nine Weeks Ended September 28, 2013 and September 29, 2012	Page 7

Consolidated Statement of Changes in Shareholders’ Equity for the Thirty Nine Weeks Ended September 28, 2013	Page 8

Notes to Consolidated Financial Statements	Page 9

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	Page 14

Item 3. Quantitative and Qualitative Disclosures About Market Risk	Page 24

Item 4. Controls and Procedures	Page 24

PART II – Other Information

Item 1. Legal Proceedings	Page 25

Item 1A. Risk Factors	Page 26

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	Page 26

Item 6. Exhibits	Page 26

Signatures	Page 27
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

The interim consolidated financial statements contained herein reflect all adjustments (all of a normal, recurring nature) which, in the opinion of management, are necessary for a fair statement of the financial condition, results of operations, cash flows and changes in equity for the periods presented. They have been prepared in accordance with Rule 10-01 of Regulation S-X and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the thirty nine weeks ended September 28, 2013 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 28, 2013.

These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s 2012 Annual Report on Form 10-K.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

(Unaudited)

	September 28, 2013	December 29, 2012
ASSETS
Current Assets
Cash and cash equivalents	$97,552	$74,284
Short-term investments	34,568	35,528
Trade accounts receivable, less allowance of $8,252 and $8,650	394,796	408,787
Other receivables, including advances to independent contractors, less allowance of $3,955 and $4,657	77,169	55,278
Deferred income taxes and other current assets	18,983	18,067

Total current assets	623,068	591,944

Operating property, less accumulated depreciation and amortization of $157,901 and $158,999	184,441	158,953
Goodwill	57,470	57,470
Other assets	85,953	71,054

Total assets	$950,932	$879,421

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Cash overdraft	$26,894	$33,647
Accounts payable	194,134	188,981
Current maturities of long-term debt	27,347	19,016
Insurance claims	89,877	64,509
Other current liabilities	32,922	38,186

Total current liabilities	371,174	344,339

Long-term debt, excluding current maturities	90,709	95,125
Insurance claims	23,119	21,896
Deferred income taxes and other noncurrent liabilities	42,669	38,607

Shareholders’ Equity
Common stock, $0.01 par value, authorized 160,000,000 shares, issued 67,013,297 and 66,859,864 shares	670	669
Additional paid-in capital	178,952	173,976
Retained earnings	1,129,408	1,042,956
Cost of 21,296,347 and 20,411,736 shares of common stock in treasury	(886,135)	(839,517)
Accumulated other comprehensive income	366	1,370

Total shareholders’ equity	423,261	379,454

Total liabilities and shareholders’ equity	$950,932	$879,421

See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share amounts)

(Unaudited)

	Thirty Nine Weeks Ended		Thirteen Weeks Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Revenue	$1,988,182	$2,102,164	$680,521	$717,168
Investment income	1,111	1,185	366	393
Costs and expenses:
Purchased transportation	1,510,984	1,603,865	517,955	548,162
Commissions to agents	156,480	162,728	53,651	56,036
Other operating costs, net of gains on asset dispositions	15,557	17,635	6,031	6,447
Insurance and claims	37,040	28,411	13,386	8,010
Selling, general and administrative	105,220	113,916	34,244	37,455
Depreciation and amortization	22,833	20,476	7,840	7,072

Total costs and expenses	1,848,114	1,947,031	633,107	663,182

Operating income	141,179	156,318	47,780	54,379
Interest and debt expense	2,367	2,312	856	818

Income before income taxes	138,812	154,006	46,924	53,561
Income taxes	52,360	58,203	17,678	20,460

Net income	$86,452	$95,803	$29,246	$33,101

Earnings per common share	$1.87	$2.05	$0.64	$0.71

Diluted earnings per share	$1.87	$2.04	$0.64	$0.71

Average number of shares outstanding:
Earnings per common share	46,156,000	46,775,000	45,708,000	46,614,000

Diluted earnings per share	46,323,000	46,964,000	45,856,000	46,732,000

Dividends paid per common share	$—	$0.17	$—	$0.06

See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

(Unaudited)

	Thirty Nine Weeks Ended		Thirteen Weeks Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Net income	$86,452	$95,803	$29,246	$33,101
Other comprehensive income (loss):
Unrealized holding (losses) gains on available-for-sale investments, net of tax benefit (expense) of $341, ($273), $(98) and ($136)	(620)	495	179	247
Foreign currency translation gains (losses)	(384)	357	126	421

Other comprehensive (loss) income	(1,004)	852	305	668

Comprehensive income	$85,448	$96,655	$29,551	$33,769

See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Thirty Nine Weeks Ended
	September 28, 2013	September 29, 2012
OPERATING ACTIVITIES
Net income	$86,452	$95,803
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of operating property and intangible assets	22,833	20,476
Non-cash interest charges	164	164
Provisions for losses on trade and other accounts receivable	2,455	3,436
Gains on sales/disposals of operating property	(2,894)	(2,728)
Deferred income taxes, net	4,730	6,223
Stock-based compensation	4,133	4,613
Changes in operating assets and liabilities:
Increase in trade and other accounts receivable	(10,355)	(63,246)
Decrease (increase) in other assets	(2,328)	603
Increase in accounts payable	5,153	49,346
Decrease in other liabilities	(5,127)	(1,083)
Increase (decrease) in insurance claims	26,591	(10,322)

NET CASH PROVIDED BY OPERATING ACTIVITIES	131,807	103,285

INVESTING ACTIVITIES
Net change in other short-term investments	(4,091)	—
Sales and maturities of investments	33,265	20,889
Purchases of investments	(44,596)	(44,261)
Purchases of operating property	(4,866)	(4,428)
Proceeds from sales of operating property	8,662	8,997

NET CASH USED BY INVESTING ACTIVITIES	(11,626)	(18,803)

FINANCING ACTIVITIES
Increase (decrease) in cash overdraft	(6,753)	814
Dividends paid	—	(7,956)
Proceeds from exercises of stock options	2,253	4,310
Taxes paid in lieu of shares issued related to stock-based compensation plans	(1,767)	(3,023)
Excess tax effect on stock option exercises	343	839
Borrowings on revolving credit facility	—	60,000
Purchases of common stock	(46,603)	(24,582)
Principal payments on long-term debt and capital lease obligations	(44,002)	(116,180)

NET CASH USED BY FINANCING ACTIVITIES	(96,529)	(85,778)

Effect of exchange rate changes on cash and cash equivalents	(384)	357

Increase (decrease) in cash and cash equivalents	23,268	(939)
Cash and cash equivalents at beginning of period	74,284	80,900

Cash and cash equivalents at end of period	$97,552	$79,961

See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

Thirty Nine Weeks Ended September 28, 2013

(Dollars in thousands)

(Unaudited)

					Treasury Stock at Cost		Accumulated
			Additional Paid-In				Other
	Common Stock			Retained			Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	Income (Loss)	Total
Balance December 29, 2012	66,859,864	$669	$173,976	$1,042,956	20,411,736	$(839,517)	$1,370	$379,454
Net income				86,452				86,452
Purchases of common stock					884,327	(46,603)		(46,603)
Issuance of stock related to stock-based compensation plans, including excess tax effect	153,433	1	843		284	(15)		829
Stock-based compensation			4,133					4,133
Other comprehensive loss							(1,004)	(1,004)

Balance September 28, 2013	67,013,297	$670	$178,952	$1,129,408	21,296,347	$(886,135)	$366	$423,261

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

As of September 28, 2013, the Company had two employee equity incentive plans, the 2002 employee stock option and stock incentive plan (the “ESOSIP”) and the 2011 equity incentive plan (the “2011 EIP”). No further grants can be made under the ESOSIP. The Company also has two stock compensation plans for members of its Board of Directors, the 2003 Directors Stock Compensation Plan (the “2003 DSCP”) and the 2013 Directors Stock Compensation Plan (the “2013 DSCP”). In May 2013, the Company’s stockholders approved the 2013 DSCP. The provisions of the 2013 DSCP are substantially similar to the provisions of the 2003 DSCP. 115,000 shares of the Company’s common stock were authorized for issuance under the 2013 DSCP. No further grants can be made under the 2003 DSCP, including 113,704 shares of the Company’s common stock previously reserved for issuance, but not issued, under the 2003 DSCP. The ESOSIP, 2011 EIP, 2003 DSCP and 2013 DSCP are each referred to herein as a “Plan,” and, collectively, as the “Plans.” Amounts recognized in the financial statements with respect to these Plans are as follows (in thousands):

	Thirty Nine Weeks Ended		Thirteen Weeks Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Total cost of the Plans during the period	$4,133	$4,613	$1,141	$1,427
Amount of related income tax benefit recognized during the period	1,294	2,001	315	669

Net cost of the Plans during the period	$2,839	$2,612	$826	$758

Included in income tax benefits recognized in the thirty-nine-week periods ended September 28, 2013 and September 29, 2012 were income tax benefits of $478,000 and $750,000, respectively, recognized on disqualifying dispositions of the Company’s common stock by employees who obtained shares of common stock through exercises of incentive stock options.

As of September 28, 2013, there were 102,655 shares of the Company’s common stock reserved for issuance under the 2013 DSCP and 6,695,537 shares of the Company’s common stock reserved for issuance in the aggregate under the ESOSIP and 2011 EIP.

Stock Options

The fair value of each option grant on its grant date was calculated using the Black-Scholes option pricing model with the following weighted average assumptions for grants made in the 2013 and 2012 thirty-nine-week periods:

	2013	2012
Expected volatility	32.0%	34.0%
Expected dividend yield	0.410%	0.420%
Risk-free interest rate	0.75%	0.90%
Expected lives (in years)	4.0	4.0

The Company utilizes historical data, including exercise patterns and employee departure behavior, in estimating the term that options will be outstanding. Expected volatility was based on historical volatility and other factors, such as expected changes in volatility arising from planned changes to the Company’s business, if any. The risk-free interest rate was based on the yield of zero coupon U.S. Treasury bonds for terms that approximated the terms of the options granted. The weighted average grant date fair value of stock options granted during the thirty-nine-week periods ended September 28, 2013 and September 29, 2012 was $14.21 per share and $13.99 per share, respectively.

The following table summarizes information regarding the Company’s outstanding stock options under the Plans:

			Weighted Average
	Number of	Weighted Average Exercise Price	Remaining Contractual	Aggregate Intrinsic
	Options	per Share	Term (years)	Value (000s)
Options outstanding at December 29, 2012	1,781,182	$42.56
Granted	152,500	$56.40
Exercised	(416,466)	$40.52
Forfeited	(47,300)	$41.88

Options outstanding at September 28, 2013	1,469,916	$44.60	6.0	$16,026

Options exercisable at September 28, 2013	695,416	$42.27	4.3	$9,197

The total intrinsic value of stock options exercised during the thirty-nine-week periods ended September 28, 2013 and September 29, 2012 was $6,021,000 and $12,350,000, respectively.

As of September 28, 2013, there was $6,151,000 of total unrecognized compensation cost related to non-vested stock options granted under the Plans. The unrecognized compensation cost related to these non-vested options is expected to be recognized over a weighted average period of 3.1 years.

Non-vested Restricted Stock

The fair value of each share of non-vested restricted stock issued under the Plans is based on the fair value of a share of the Company’s common stock on the date of grant.

The following table summarizes information regarding the Company’s outstanding non-vested restricted stock under the Plans:

	Number of	Weighted Average Grant Date
	Shares	Fair Value
Outstanding at December 29, 2012	34,719	$42.75
Granted	13,449	$54.56
Vested	(11,975)	$45.61

Outstanding at September 28, 2013	36,193	$46.19

As of September 28, 2013, there was $1,041,000 of total unrecognized compensation cost related to non-vested shares of restricted stock granted under the Plans. The unrecognized compensation cost related to these non-vested shares of restricted stock is expected to be recognized over a weighted average period of 2.2 years.

Restricted Stock Units

The fair value of a restricted stock unit (“RSU”) is determined based on the market value of the Company’s common stock on the date of grant, discounted for lack of marketability for a minimum post-vesting holding requirement. The discount rate due to lack of marketability used for RSU award grants during both thirty-nine-week periods ended September 28, 2013 and September 29, 2012 was 7%.

The following table summarizes information regarding the Company’s outstanding RSU awards under the Plans:

	Number of	Weighted Average Grant Date
	Units	Fair Value
Outstanding at December 29, 2012	113,000	$44.78
Granted	244,500	$51.19
Vested	(21,901)	$44.78
Forfeited	(7,046)	$45.45

Outstanding at September 28, 2013	328,553	$49.54

The Company reports compensation expense over the life of the award based on an estimated number of shares that will vest over the life of the award, multiplied by the fair value of an RSU. RSU awards have contractual lives of three or five years from the date of grant. For RSUs with five-year contractual lives, the number of RSUs that vest is determined annually, for each year in the five-year period from date of grant, by multiplying the number of RSUs granted by the sum of (a) the average of the percentage change (positive or negative) in operating income and diluted earnings per share in each of the 5 years as compared to operating income and diluted earnings per share reported in the base year (base year being the year immediately preceding the year in which the RSUs were granted), plus (b) 5%, rounded to the nearest whole number, less (c) the number of RSUs from that grant that have previously vested. On January 23, 2013, the Company granted 100,000 RSUs to the Company’s Chairman, President and Chief Executive Officer. These 100,000 RSUs have three-year contractual lives and will vest on January 31 of 2014, 2015, and 2016, with the number of RSUs that vest on each vesting date determined by multiplying 100,000 by the sum of (1) the percentage increase in operating income in the most recently completed fiscal year as compared to the results from the immediately preceding fiscal year, plus (2) the percentage increase in diluted earnings per share in the most recently completed fiscal year as compared to the results from the preceding fiscal year. The Company recognized approximately $1,332,000 and $632,000 of share-based compensation expense related to RSU awards in the thirty-nine-week periods ended September 28, 2013 and September 29, 2012, respectively. As of September 28, 2013, there was a maximum of $15.0 million of total unrecognized compensation cost related to RSU awards granted under the Plans with an expected average remaining life of approximately 3.4 years. The amount of future compensation expense to be recognized will be determined based on future operating results.

(2)	Income Taxes

The provisions for income taxes for both the 2013 and 2012 thirty-nine-week periods were based on estimated full year combined effective income tax rates of 38.2% adjusted for discrete events recognized during the period, which generally relate to benefits resulting from disqualifying dispositions of the Company’s common stock by employees who obtained the stock through exercises of incentive stock options. The effective income tax rates for the 2013 and 2012 thirty-nine-week periods were 37.7% and 37.8%, respectively, which were higher than the statutory federal income tax rate primarily as a result of state taxes, the meals and entertainment exclusion and non-deductible stock-based compensation.

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

The following table provides a reconciliation of the average number of common shares outstanding used to calculate earnings per common share to the average number of common shares and common share equivalents outstanding used to calculate diluted earnings per share (in thousands):

	Thirty Nine Weeks Ended		Thirteen Weeks Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Average number of common shares outstanding	46,156	46,775	45,708	46,614
Incremental shares from assumed exercises of stock options	167	189	148	118

Average number of common shares and common share equivalents outstanding	46,323	46,964	45,856	46,732

For each of the thirty-nine-week and thirteen-week periods ended September 28, 2013, 149,000 options outstanding to purchase shares of common stock were excluded from the calculation of diluted earnings per share because they were antidilutive. For the thirty-nine-week and thirteen-week periods ended September 29, 2012, 2,000 and 323,000, respectively, options outstanding to purchase shares of common stock were excluded from the calculation of diluted earnings per share because they were antidilutive. For the thirty-nine-week and thirteen-week periods ended September 28, 2013 and September 29, 2012, outstanding RSUs were excluded from the calculation of diluted earnings per share because the performance metric requirements for vesting had not been satisfied.

(4)	Additional Cash Flow Information

During the 2013 thirty-nine-week period, Landstar paid income taxes and interest of $44,966,000 and $2,347,000, respectively. During the 2012 thirty-nine-week period, Landstar paid income taxes and interest of $48,528,000 and $2,331,000, respectively. Landstar acquired operating property by entering into capital leases in the amount of $47,917,000 and $42,952,000 in the 2013 and 2012 thirty-nine-week periods, respectively.

(5)	Segment Information

The following table summarizes information about the Company’s reportable business segments as of and for the thirty-nine-week and thirteen-week periods ended September 28, 2013 and September 29, 2012 (in thousands):

	Thirty Nine Weeks Ended
	September 28, 2013			September 29, 2012
	Transportation Logistics	Insurance	Total	Transportation Logistics	Insurance	Total
External revenue	$1,960,949	$27,233	$1,988,182	$2,075,475	$26,689	$2,102,164
Investment income		1,111	1,111		1,185	1,185
Internal revenue		22,808	22,808		22,457	22,457
Operating income	121,191	19,988	141,179	130,009	26,309	156,318
Expenditures on long-lived assets	4,866		4,866	4,428		4,428
Goodwill	57,470		57,470	57,470		57,470

	Thirteen Weeks Ended
	September 28, 2013			September 29, 2012
	Transportation Logistics	Insurance	Total	Transportation Logistics	Insurance	Total
External revenue	$671,390	$9,131	$680,521	$708,081	$9,087	$717,168
Investment income		366	366		393	393
Internal revenue		5,999	5,999		5,990	5,990
Operating income	42,206	5,574	47,780	43,881	10,498	54,379
Expenditures on long-lived assets	2,117		2,117	1,446		1,446

In the thirty-nine-week and thirteen-week periods ended September 28, 2013 and September 29, 2012, there were no customers who accounted for 10 percent or more of the Company’s consolidated revenue.

(6)	Other Comprehensive Income

The following table presents the components of and changes in accumulated other comprehensive income, net of related income taxes, as of and for the thirty-nine-week period ended September 28, 2013 (in thousands):

	Unrealized Gains (Losses) on Available-for-Sale Securities	Foreign Currency Translation	Total
Balance as of December 29, 2012	$908	$462	$1,370
Other comprehensive loss	(620)	(384)	(1,004)

Balance as of September 28, 2013	$288	$78	$366

Amounts reclassified from accumulated other comprehensive income to investment income in the accompanying consolidated statements of income were not significant for the thirty-nine-week period ended September 28, 2013.

(7)	Investments

Investments include primarily investment-grade corporate bonds and U.S. Treasury obligations having maturities of up to five years (the “bond portfolio”). Investments in the bond portfolio are reported as available-for-sale and are carried at fair value. Investments maturing less than one year from the balance sheet date are included in short-term investments and investments maturing more than one year from the balance sheet date are included in other assets in the consolidated balance sheets. Management performs an analysis of the nature of the unrealized losses on available-for-sale investments to determine whether such losses are other-than-temporary. Unrealized losses, representing the excess of the purchase price of an investment over its fair value as of the end of a period, considered to be other-than-temporary, are to be included as a charge in the statement of income, while unrealized losses considered to be temporary are to be included as a component of shareholders’ equity. Investments whose values are based on quoted market prices in active markets are classified within Level 1. Investments that trade in markets that are not considered to be active, but are valued based on quoted market prices, are classified within Level 2. As Level 2 investments include positions that are not traded in active markets, valuations may be adjusted to reflect illiquidity and/or non-transferability, which are generally based on available market information. Any transfers between levels are recognized as of the beginning of any reporting period. Fair value of the bond portfolio was determined using Level 1 inputs related to U.S. Treasury obligations and money market investments and Level 2 inputs related to investment-grade corporate bonds, asset-backed securities and direct obligations of government agencies. Unrealized gains, net of unrealized losses, on the investments in the bond portfolio were $446,000 and $1,407,000 at September 28, 2013 and December 29, 2012, respectively.

The amortized cost and fair values of available-for-sale investments are as follows at September 28, 2013 and December 29, 2012 (in thousands):

		Gross	Gross
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
September 28, 2013
Money market investments	$1,172	$—	$—	$1,172
Asset-backed securities	4,436	25	73	4,388
Corporate bonds and direct obligations of government agencies	77,439	798	332	77,905
U.S. Treasury obligations	18,790	38	10	18,818

Total	$101,837	$861	$415	$102,283

December 29, 2012
Money market investments	$2,865	$—	$—	$2,865
Asset-backed securities	2,175	73	—	2,248
Corporate bonds and direct obligations of government agencies	69,173	1,294	6	70,461
U.S. Treasury obligations	16,782	47	1	16,828

Total	$90,995	$1,414	$7	$92,402

For those available-for-sale investments with unrealized losses at September 28, 2013 and December 29, 2012, the following table summarizes the duration of the unrealized loss (in thousands):

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
September 28, 2013
Asset -backed securities	$3,456	$73	$—	$—	$3,456	$73
Corporate bonds and direct obligations of government agencies	24,792	332	—	—	24,792	332
U.S. Treasury obligations	759	10	—	—	759	10

Total	$29,007	$415	$—	$—	$29,007	$415

December 29, 2012
Corporate bonds and direct obligations of government agencies	$3,387	$6	$—	$—	$3,387	$6
U.S. Treasury obligations	770	1	—	—	770	1

Total	$4,157	$7	$—	$—	$4,157	$7

The Company believes that unrealized losses on investments were primarily caused by rising interest rates rather than changes in credit quality. The Company expects to recover the amortized cost basis of these securities as it does not intend to sell and does not anticipate being required to sell these securities before recovery of the cost basis. For these reasons, the Company does not consider the unrealized losses on these securities to be other-than-temporary at September 28, 2013.

(8)	Commitments and Contingencies

Short-term investments include $30,477,000 in current maturities of investments and $4,091,000 of cash equivalents held by the Company’s insurance segment at September 28, 2013. The non-current portion of the bond portfolio of $71,806,000 is included in other assets. The short-term investments, together with $31,251,000 of non-current investments, provide collateral for the $59,646,000 of letters of credit issued to guarantee payment of insurance claims. As of September 28, 2013, Landstar also had $34,751,000 of additional letters of credit outstanding under the Company’s Credit Agreement.

As further described in periodic and current reports previously filed by the Company with the Securities and Exchange Commission (the “SEC”), on September 23, 2011, a jury sitting in a state court in Cobb County, Georgia, entered a damage award of approximately $40.2 million (such amount, plus pre-judgment interest, attorney fees and post-judgment interest awarded to the plaintiffs are collectively referred to herein as the “Damage Award”) against Landstar Ranger, Inc., Landstar System Holdings, Inc. and Landstar System, Inc. (the “Landstar Defendants”). The Damage Award arises out of an accident that occurred in February 2007 involving a BCO Independent Contractor leased to Landstar Ranger, Inc. On May 28, 2013, the trial court issued an order denying post-trial motions for directed verdict and a new trial filed by the Landstar Defendants and entered an amended judgment that revised the Damage Award to include approximately $1.0 million of pre-judgment interest, $14.0 million of attorney fees and post-judgment interest at the rate of 6.25% per annum from and after September 23, 2011 on the aggregate sum of approximately $55.2 million awarded to the plaintiffs. Under the terms of the commercial trucking insurance program that Landstar had in place in 2007, Landstar retained liability for up to $5 million with respect to the accident giving rise to the Damage Award. Landstar has third party insurance and/or reinsurance policies in place that are expected to provide coverage for all amounts of the Damage Award in excess of such retention, including all related out-of-pocket expenses, such as the costs of an appeal bond, interest and attorney fees comprising the Damage Award that may be entered by the trial court or an appellate court in the future. The Company recorded a $5 million charge representing its self-insured retention in respect of this accident in the consolidated financial results of the Company in the 2007 first quarter. Accordingly, that portion of the Damage Award has been previously recorded by the Company and therefore did not reduce consolidated operating income or net income for the Company’s 2011 or 2012 fiscal years. Under the terms of the Company’s insurance policies, the Company is the primary obligor of the amount of the Damage Award, and as such, the Company has reported a $60.7 million receivable from the third party insurance providers in other receivables and a corresponding liability of the same amount in insurance claims in the unaudited consolidated balance sheets at September 28, 2013. The Landstar Defendants have filed an appeal of the Damage Award in the Court of Appeals for the State of Georgia and have posted the requisite supersedeas bond. No assurances can be given regarding the outcome of any such appeal, including as to the impact of the Damage Award on the premiums charged by the Company’s third party insurers from time to time for commercial trucking insurance.

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

The transportation logistics segment provides a wide range of transportation services and supply chain solutions. Transportation services offered by the Company include truckload and less-than-truckload transportation, rail intermodal, air cargo, ocean cargo, expedited ground and air delivery of time-critical freight, heavy-haul/specialized, U.S.-Canada and U.S.-Mexico cross-border, project cargo and customs brokerage. Supply chain solutions are based on advanced technology solutions utilizing intellectual property that may be owned by the Company or licensed from third parties. Such solutions as offered by the Company may include integrated multi-modal solutions, outsourced logistics, supply chain engineering and warehousing. Industries serviced by the transportation logistics segment include automotive products, lumber and building products, metals, chemicals, foodstuffs, heavy machinery, retail, electronics, ammunition and explosives and military equipment. In addition, the transportation logistics segment provides transportation services to other transportation companies, including logistics and less-than-truckload service providers. Each of the independent commission sales agents has the opportunity to market all of the services provided by the transportation logistics segment. Freight transportation services are typically charged to customers on a per shipment basis for the physical transportation of freight. Supply chain solution customers are generally charged fees for the services provided. Revenue recognized by the transportation logistics segment when providing capacity to customers to haul their freight is referred to herein as “transportation services revenue” and revenue for freight management services recognized on a fee-for-service basis is referred to herein as “transportation management fees.” During the thirty nine weeks ended September 28, 2013, transportation services revenue hauled by BCO Independent Contractors, Truck Brokerage Carriers and railroads represented 50%, 43% and 3%, respectively, of the Company’s transportation logistics segment revenue. Collectively, transportation services revenue hauled by air and ocean cargo carriers represented 3% of the Company’s transportation logistics segment revenue in the thirty-nine-week period ended September 28, 2013. Transportation management fees represented 1% of the Company’s transportation logistics segment revenue in the thirty-nine-week period ended September 28, 2013.

The insurance segment is comprised of Signature Insurance Company, a wholly owned offshore insurance subsidiary (“Signature”), and Risk Management Claim Services, Inc. This segment provides risk and claims management services to certain of Landstar’s operating subsidiaries. In addition, it reinsures certain risks of the Company’s BCO Independent Contractors and provides certain property and casualty insurance directly to certain of Landstar’s operating subsidiaries. Revenue at the insurance segment represents reinsurance premiums from third party insurance companies that provide insurance programs to BCO Independent Contractors where all or a portion of the risk is ultimately borne by Signature. Revenue at the insurance segment represented approximately 1% of the Company’s consolidated revenue for the thirty-nine-week period ended September 28, 2013.

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

	Thirty Nine Weeks Ended		Thirteen Weeks Ended
	September 28,	September 29,	September 28,	September 29,
	2013	2012	2013	2012
Revenue generated through (in thousands):

BCO Independent Contractors	$987,914	$1,057,109	$342,366	$355,861
Truck Brokerage Carriers	837,005	886,532	285,183	307,600
Rail intermodal	55,450	55,002	18,762	18,782
Ocean and air cargo carriers	65,082	60,227	20,061	20,100
Other (1)	42,731	43,294	14,149	14,825

	$1,988,182	$2,102,164	$680,521	$717,168

Number of loads:

BCO Independent Contractors	591,200	616,200	198,830	201,050
Truck Brokerage Carriers	495,240	510,360	163,500	176,760
Rail intermodal	22,100	22,290	7,710	7,470
Ocean and air cargo carriers	12,370	11,760	4,330	3,850

	1,120,910	1,160,610	374,370	389,130

Revenue per load:

BCO Independent Contractors	$1,671	$1,716	$1,722	$1,770
Truck Brokerage Carriers	1,690	1,737	1,744	1,740
Rail intermodal	2,509	2,468	2,433	2,514
Ocean and air cargo carriers	5,261	5,121	4,633	5,221

(1)	Includes premium revenue generated by the insurance segment and warehousing and transportation management fee revenue generated by the transportation logistics segment.

Also critical to the Company’s success is its ability to secure capacity, particularly truck capacity, at rates that allow the Company to profitably transport customers’ freight. The following table summarizes available truck capacity providers:

	September 28, 2013	September 29, 2012
BCO Independent Contractors	7,890	8,074
Truck Brokerage Carriers:
Approved and active (1)	21,171	20,474
Other approved	11,143	9,315

	32,314	29,789

Total available truck capacity providers	40,204	37,863

Number of trucks provided by BCO Independent Contractors	8,410	8,596

(1)	Active refers to Truck Brokerage Carriers who moved at least one load in the 180 days immediately preceding the fiscal quarter end.

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

In general, gross profit margin on revenue hauled by BCO Independent Contractors represents a fixed percentage of revenue due to the nature of the contracts that pay a fixed percentage of revenue to both the BCO Independent Contractors and independent commission sales agents. For revenue hauled by Truck Brokerage Carriers, gross profit margin is either fixed or variable as a percent of revenue, depending on the contract with each individual independent commission sales agent. Under certain contracts with independent commission sales agents, the Company retains a fixed percentage of revenue and the agent retains the amount remaining less the cost of purchased transportation (the “retention contracts”). Gross profit margin on revenue hauled by railroads, air cargo carriers, ocean cargo carriers and Truck Brokerage Carriers, other than those under retention contracts, is variable in nature as the Company’s contracts with independent commission sales agents provide commissions to agents at a contractually agreed upon percentage of net revenue for these types of loads. Approximately 60% of the Company’s revenue in the thirty-nine-week period ended September 28, 2013 was generated under contracts that have a fixed gross profit margin.

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

The following table sets forth the percentage relationship of purchased transportation and commissions to agents, both being direct costs, to revenue and indirect costs as a percentage of gross profit for the periods indicated:

	Thirty Nine Weeks Ended		Thirteen Weeks Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Revenue	100.0%	100.0%	100.0%	100.0%
Purchased transportation	76.0	76.3	76.1	76.4
Commissions to agents	7.9	7.7	7.9	7.8

Gross profit margin	16.1%	16.0%	16.0%	15.8%

Gross profit	100.0%	100.0%	100.0%	100.0%
Investment income	0.3	0.4	0.3	0.3
Indirect costs and expenses:
Other operating costs	4.9	5.3	5.5	5.7
Insurance and claims	11.5	8.5	12.3	7.1
Selling, general and administrative	32.8	33.9	31.4	33.2
Depreciation and amortization	7.1	6.1	7.2	6.3

Total costs and expenses	56.3	53.8	56.5	52.2

Operating margin	44.0%	46.6%	43.9%	48.1%

THIRTY NINE WEEKS ENDED SEPTEMBER 28, 2013 COMPARED TO THIRTY NINE WEEKS ENDED SEPTEMBER 29, 2012

Revenue for the 2013 thirty-nine-week period was $1,988,182,000, a decrease of $113,982,000, or 5%, compared to the 2012 thirty-nine-week period. Revenue decreased $114,526,000, or 6%, at the transportation logistics segment. The decrease in revenue at the transportation logistics segment was primarily attributable to a 4% decrease in the number of loads hauled and decreased revenue per load of approximately 2%. Included in the 2013 and 2012 thirty-nine-week periods was $15,232,000 and $16,286,000, respectively, of transportation management fee revenue. Revenue at the insurance segment, representing reinsurance premiums from third party insurance companies that provide insurance programs to BCO Independent Contractors where all or a portion of the risk of loss is ultimately borne by Signature, was $27,233,000 and $26,689,000 for the 2013 and 2012 thirty-nine-week periods, respectively.

Truck transportation revenue hauled by BCO Independent Contractors and Truck Brokerage Carriers (together, the “third party truck capacity providers”) for the thirty-nine-week period ended September 28, 2013, was $1,824,919,000, or 92% of total revenue, a decrease of $118,722,000, or 6%, compared to the 2012 thirty-nine-week period. The number of loads hauled by third party truck capacity providers in the 2013 thirty-nine-week period decreased approximately 3% compared to the 2012 thirty-nine-week period, and revenue per load decreased approximately 3% compared to the 2012 thirty-nine-week period. The decrease in the number of loads hauled by third party truck capacity providers was primarily due to general softness in market demand for transportation services. The decrease in revenue per load was partly due to a change in revenue mix, primarily as it relates to decreased heavy/specialized revenue, which is a component of revenue hauled on unsided/platform equipment and which typically has a higher revenue per load, and a general softness in revenue per load on loads hauled on unsided/platform equipment. Fuel surcharges on Truck Brokerage Carrier revenue identified separately in billings to customers and included as a component of Truck Brokerage Carrier revenue were $80,884,000 and $83,075,000 in the 2013 and 2012 periods, respectively. Fuel surcharges billed to customers on revenue hauled by BCO Independent Contractors are excluded from revenue.

Transportation revenue hauled by rail intermodal, air cargo and ocean cargo carriers (collectively, the “multimode capacity providers”) for the thirty-nine-week period ended September 28, 2013, was $120,532,000, or 6% of total revenue, an increase of $5,303,000, or 5%, compared to the 2012 thirty-nine-week period. The number of loads hauled by multimode capacity providers in the 2013 thirty-nine-week period increased approximately 1% compared to the 2012 thirty-nine-week period and revenue per load on revenue hauled by multimode capacity providers increased approximately 4% over the same period. Revenue per load on revenue hauled by multimode capacity providers is influenced by many factors, including the revenue mix among the various modes of transportation used, length of haul, complexity of freight, density of freight lanes, fuel costs and availability of capacity.

Purchased transportation was 76.0% and 76.3% of revenue in the 2013 and 2012 thirty-nine-week periods, respectively. The decrease in purchased transportation as a percentage of revenue was primarily attributable to lower revenue hauled by BCO Independent Contractors utilizing unsided/platform equipment, which tends to have a higher cost of purchased transportation, and a decrease in the rate of purchased transportation paid to Truck Brokerage Carriers. Commissions to agents were 7.9% and 7.7% of revenue in the 2013 and 2012 periods, respectively. The increase in commissions to agents as a percentage of revenue was primarily attributable to an increased net revenue margin on revenue hauled by Truck Brokerage Carriers.

Investment income at the insurance segment was $1,111,000 and $1,185,000 in the 2013 and 2012 thirty-nine-week periods, respectively. The decrease in investment income was primarily due to lower average rates of return on investments held by the insurance segment in the 2013 period.

Other operating costs were 4.9% and 5.3% of gross profit in the 2013 and 2012 thirty-nine-week periods, respectively. The decrease in other operating costs as a percentage of gross profit was primarily attributable to decreased trailer equipment maintenance and other trailing equipment costs in the 2013 thirty-nine-week period. Insurance and claims were 11.5% of gross profit in the 2013 period and 8.5% of gross profit in the 2012 period. The increase in insurance and claims as a percentage of gross profit was primarily due to increased net unfavorable development of prior years’ claims estimates of $8,249,000, which primarily related to three claims, in the 2013 period compared to $1,352,000 of net favorable development of prior years’ claims in the 2012 period. Selling, general and administrative costs were 32.8% of gross profit in the 2013 period and 33.9% of gross profit in the 2012 period. The decrease in selling, general and administrative costs as a percentage of gross profit was primarily attributable to a decreased provision for bonuses under the Company’s incentive compensation plan and a decrease in the provision for customer bad debt, partially offset by the effect of decreased gross profit in the 2013 period. Depreciation and amortization was 7.1% of gross profit in the 2013 period and 6.1% of gross profit in the 2012 period. The increase in depreciation and amortization as a percentage of gross profit was primarily due to depreciation on new trailing equipment that replaced older, fully depreciated trailing equipment and the effect of decreased gross profit in the 2013 period.

The provisions for income taxes for both the 2013 and 2012 thirty-nine-week periods were based on estimated full year combined effective income tax rates of 38.2%, adjusted for discrete events recognized during the period, primarily benefits resulting from disqualifying dispositions of the Company’s common stock by employees who obtained the stock through exercises of incentive stock options and benefits relating to uncertain tax positions for which the applicable statute of limitations expired in the 2013 third quarter. The effective income tax rates for the 2013 and 2012 thirty-nine-week periods were 37.7% and 37.8%, respectively, which were higher than the statutory federal income tax rate primarily as a result of state taxes, the meals and entertainment exclusion and non-deductible stock compensation expense.

Net income was $86,452,000, or $1.87 per common share ($1.87 per diluted share), in the 2013 thirty-nine-week period. Net income was $95,803,000, or $2.05 per common share ($2.04 per diluted share), in the 2012 thirty-nine-week period.

THIRTEEN WEEKS ENDED SEPTEMBER 28, 2013 COMPARED TO THIRTEEN WEEKS ENDED SEPTEMBER 29, 2012

Revenue for the 2013 thirteen-week period was $680,521,000, a decrease of $36,647,000, or 5%, compared to the 2012 thirteen-week period. Revenue decreased $36,691,000, or 5%, at the transportation logistics segment. The decrease in revenue at the transportation logistics segment was primarily attributable to a 4% decrease in the number of loads hauled and decreased revenue per load of approximately 1%. Included in the 2013 and 2012 thirteen-week periods was $4,938,000 and $5,636,000, respectively, of transportation management fee revenue. Revenue at the insurance segment was $9,131,000 and $9,087,000 for the 2013 and 2012 thirteen-week periods, respectively.

Truck transportation revenue hauled by third party truck capacity providers for the thirteen-week period ended September 28, 2013 was $627,549,000, or 92% of total revenue, a decrease of $35,912,000, or 5%, compared to the 2012 thirteen-week period. The number of loads hauled by third party truck capacity providers in the 2013 thirteen-week period decreased 4% compared to the 2012 thirteen-week period, and revenue per load decreased 1% compared to the 2012 thirteen-week period. The decrease in the number of loads hauled by third party truck capacity providers was primarily due to reduced less-than-truckload loads, primarily attributable to one customer, and general softness in maket demand for transportation services. The decrease in revenue per load was partly due to a change in revenue mix, primarily as it relates to decreased heavy/specialized revenue, which is a component of revenue hauled on unsided/platform equipment and which typically has a higher revenue per load, and general softness in revenue per load on loads hauled on unsided/platform equipment. Fuel surcharges on Truck Brokerage Carrier revenue identified separately in billings to customers and included as a component of Truck Brokerage Carrier revenue were $25,940,000 and $27,527,000 in the 2013 and 2012 periods, respectively.

Transportation revenue hauled by multimode capacity providers for the thirteen-week period ended September 28, 2013, was $38,823,000, or 6% of total revenue, a decrease of $59,000, compared to the 2012 thirteen-week period. The number of loads hauled by multimode capacity providers in the 2013 thirteen-week period increased 6% compared to the 2012 thirteen-week period, while revenue per load on revenue hauled by multimode capacity providers decreased 6% over the same period. Revenue per load on revenue hauled by multimode capacity providers is influenced by many factors, including the revenue mix among the various modes of transportation used, length of haul, complexity of freight, density of freight lanes, fuel costs and availability of capacity.

Purchased transportation was 76.1% and 76.4% of revenue in the 2013 and 2012 thirteen-week periods, respectively. The decrease in purchased transportation as a percentage of revenue was primarily attributable to lower revenue hauled by BCO Independent Contractors utilizing unsided/platform equipment, which tends to have a higher cost of purchased transportation, and a decrease in the rate of purchased transportation paid to Truck Brokerage Carriers. Commissions to agents were 7.9% and 7.8% of revenue in the 2013 and 2012 periods, respectively. The increase in commissions to agents as a percentage of revenue was primarily attributable to an increased net revenue margin on revenue hauled by Truck Brokerage Carriers.

Investment income at the insurance segment was $366,000 and $393,000 in the 2013 and 2012 thirteen-week periods, respectively. The decrease in investment income was primarily due to lower average rates of return on investments held by the insurance segment in the 2013 period.

Other operating costs were 5.5% and 5.7% of gross profit in the 2013 and 2012 thirteen-week periods, respectively. The decrease in other operating costs as a percentage of gross profit was primarily attributable to decreased trailer equipment maintenance costs and a decrease in the provision for contractor bad debt in the 2013 thirteen-week period. Insurance and claims were 12.3% of gross profit in the 2013 period and 7.1% of gross profit in the 2012 period. The increase in insurance and claims as a percentage of gross profit was primarily due to net unfavorable development of prior years’ claims of $3,604,000 in the 2013 period compared to net favorable development of prior years’ claims of $1,593,000 in the 2012 period. Selling, general and administrative costs were 31.4% of gross profit in the 2013 period and 33.2% of gross profit in the 2012 period. The decrease in selling, general and administrative costs as a percentage of gross profit was primarily attributable to a decreased provision for bonuses under the Company’s incentive compensation plan in the 2013 period and a decrease in the provision for customer bad debt in the 2013 period, partially offset by the effect of decreased gross profit and increased employee medical benefits costs under the Company’s self-insured employee medical benefits plan in the 2013 period. Depreciation and amortization was 7.2% of gross profit in the 2013 period and 6.3% of gross profit in the 2012 period. The increase in depreciation and amortization as a percentage of gross profit was primarily due to depreciation on new trailing equipment that replaced older, fully depreciated trailing equipment and the effect of decreased gross profit in the 2013 period.

The provisions for income taxes for both the 2013 and 2012 thirteen-week periods were based on estimated full year combined effective income tax rates of 38.2%, adjusted for discrete events recognized during the period, primarily benefits resulting from disqualifying dispositions of the Company’s common stock by employees who obtained the stock through exercises of incentive stock options and benefits relating to uncertain tax positions for which the applicable statute of limitations expired in the 2013 third quarter. The effective income tax rates for the 2013 and 2012 thirteen-week periods were 37.7% and 38.2%, respectively, which were higher than the statutory federal income tax rate primarily as a result of state taxes, the meals and entertainment exclusion and non-deductible stock compensation expense. The decrease in the effective income tax rate in the 2013 thirteen-week period compared to the 2012 thirteen-week period was primarily due to the recognition of benefits relating to uncertain tax positions for which the applicable statute of limitations passed in the 2013 third quarter.

Net income was $29,246,000, or $0.64 per common share ($0.64 per diluted share), in the 2013 thirteen-week period. Net income was $33,101,000, or $0.71 per common share ($0.71 per diluted share), in the 2012 thirteen-week period.

CAPITAL RESOURCES AND LIQUIDITY

Working capital and the ratio of current assets to current liabilities were $251,894,000 and 1.7 to 1, respectively, at September 28, 2013, compared with $247,605,000 and 1.7 to 1, respectively, at December 29, 2012. Landstar has historically operated with current ratios within the range of 1.5 to 1 to 2.0 to 1. Cash provided by operating activities was $131,807,000 in the 2013 thirty-nine-week period compared with $103,285,000 in the 2012 thirty-nine-week period. The increase in cash flow provided by operating activities was primarily attributable to the timing of collections of trade receivables.

The Company did not pay cash dividends during the thirty-nine-week period ended September 28, 2013. On December 5, 2012, the Company announced that its Board of Directors declared a dividend of $0.50 per share to holders of record of its Common Stock as of December 17, 2012. In conjunction with the announcement of this dividend, the Company announced that it does not expect the declaration and payment of dividends in connection with its quarterly earnings results for the four quarters of fiscal 2013 and for the first three quarters of fiscal 2014. The Company paid $0.17 per share, or $7,956,000, in cash dividends during the thirty-nine-week period ended September 29, 2012. As of September 28, 2013, the Company may purchase up to an additional 1,107,550 shares of its common stock under its authorized stock purchase program. Long-term debt, including current maturities, was $118,056,000 at September 28, 2013, $3,915,000 higher than at December 29, 2012.

Equity was $423,261,000, or 78% of total capitalization (defined as long-term debt including current maturities plus equity), at September 28, 2013, compared to $379,454,000, or 77% of total capitalization, at December 29, 2012. The increase in equity was primarily a result of net income in the 2013 thirty-nine-week period, partially offset by purchases of shares of the Company’s common stock.

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

At September 28, 2013, the Company had $15,000,000 in borrowings outstanding and $34,751,000 of letters of credit outstanding under the Credit Agreement. At September 28, 2013, there was $175,249,000 available for future borrowings under the Credit Agreement. In addition, the Company has $59,646,000 in letters of credit outstanding as collateral for insurance claims that are secured by investments and cash equivalents totaling $65,819,000 at September 28, 2013. Investments, all of which are carried at fair value, include primarily investment-grade bonds and U.S. Treasury obligations having maturities of up to five years. Fair value of investments is based primarily on quoted market prices. See Notes to Consolidated Financial Statements for further discussion on measurement of fair value of investments.

Historically, the Company has generated sufficient operating cash flow to meet its debt service requirements, fund continued growth, both internal and through acquisitions, complete or execute share purchases of its common stock under authorized share purchase programs, pay dividends and meet working capital needs. As an asset-light provider of integrated transportation management solutions, the Company’s annual capital requirements for operating property are generally for trailing equipment and information technology hardware and software. In addition, a significant portion of the trailing equipment used by the Company is provided by third party capacity providers, thereby reducing the Company’s capital requirements. During the 2013 thirty-nine-week period, the Company purchased $4,866,000 of operating property and acquired $47,917,000 of trailing equipment by entering into capital leases. Landstar anticipates acquiring approximately $10,000,000 in operating property, primarily new trailing equipment to replace older trailing equipment and information technology equipment, during the remainder of fiscal year 2013 either by purchase or lease financing.

Management believes that cash flow from operations combined with the Company’s borrowing capacity under the Credit Agreement will be adequate to meet Landstar’s debt service requirements, fund continued growth, both internal and through acquisitions, complete the authorized share purchase program and meet working capital needs.

LEGAL MATTERS

As further described in periodic and current reports previously filed by the Company with the Securities and Exchange Commission (the “SEC”), on September 23, 2011, a jury sitting in a state court in Cobb County, Georgia, entered a damage award of approximately $40.2 million (such amount, plus pre-judgment interest, attorney fees and post-judgment interest awarded to the plaintiffs are collectively referred to herein as the “Damage Award”) against Landstar Ranger, Inc., Landstar System Holdings, Inc. and Landstar System, Inc. (the “Landstar Defendants”). The Damage Award arises out of an accident that occurred in February 2007 involving a BCO Independent Contractor leased to Landstar Ranger, Inc. On May 28, 2013, the trial court issued an order denying post-trial motions for directed verdict and a new trial filed by the Landstar Defendants and entered an amended judgment that revised the Damage Award to include approximately $1.0 million of pre-judgment interest, $14.0 million of attorney fees and post-judgment interest at the rate of 6.25% per annum from and after September 23, 2011 on the aggregate sum of approximately $55.2 million awarded to the plaintiffs. Under the terms of the commercial trucking insurance program that Landstar had in place in 2007, Landstar retained liability for up to $5 million with respect to the accident giving rise to the Damage Award. Landstar has third party insurance and/or reinsurance policies in place that are expected to provide coverage for all amounts of the Damage Award in excess of such retention, including all related out-of-pocket expenses, such as the costs of an appeal bond, interest and attorney fees comprising the Damage Award that may be entered by the trial court or an appellate court in the future. The Company recorded a $5 million charge representing its self-insured retention in respect of this accident in the consolidated financial results of the Company in the 2007 first quarter. Accordingly, that portion of the Damage Award has been previously recorded by the Company and therefore did not reduce consolidated operating income or net income for the Company’s 2011 or 2012 fiscal years. Under the terms of the Company’s insurance policies, the Company is the primary obligor of the amount of the Damage Award, and as such, the Company has reported a $60.7 million receivable from the third party insurance providers in other receivables and a corresponding liability of the same amount in insurance claims in the unaudited consolidated balance sheets at

September 28, 2013. The Landstar Defendants have filed an appeal of the Damage Award in the Court of Appeals for the State of Georgia and have posted the requisite supersedeas bond. No assurances can be given regarding the outcome of any such appeal, including as to the impact of the Damage Award on the premiums charged by the Company’s third party insurers from time to time for commercial trucking insurance.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The allowance for doubtful accounts for both trade and other receivables represents management’s estimate of the amount of outstanding receivables that will not be collected. Historically, management’s estimates for uncollectible receivables have been materially correct. Although management believes the amount of the allowance for both trade and other receivables at September 28, 2013 is appropriate, a prolonged period of low or no economic growth may adversely affect the collection of these receivables. In addition, liquidity concerns and/or unanticipated bankruptcy proceedings at any of the Company’s larger customers in which the Company is carrying a significant receivable could result in an increase in the provision for uncollectible receivables and have a significant impact on the Company’s results of operations in a given quarter or year. However, it is not expected that an uncollectible accounts receivable resulting from an individual customer would have a significant impact on the Company’s financial condition. Conversely, a more robust economic environment or the recovery of a previously provided for uncollectible receivable from an individual customer may result in the realization of some portion of the estimated uncollectible receivables.

Landstar provides for the estimated costs of self-insured claims primarily on an actuarial basis. The amount recorded for the estimated liability for claims incurred is based upon the facts and circumstances known on the applicable balance sheet date. The ultimate resolution of these claims may be for an amount greater or less than the amount estimated by management. The Company continually revises its existing claim estimates as new or revised information becomes available on the status of each claim. Historically, the Company has experienced both favorable and unfavorable development of prior years’ claims estimates. During the 2013 and 2012 thirty-nine-week periods, insurance and claims costs included $8,249,000 of net unfavorable and $1,352,000 of net favorable adjustments to prior years’ claims estimates, respectively. The majority of the unfavorable development of prior years’ claims in the 2013 thirty-nine-week period related to three claims. It is reasonably likely that the ultimate outcome of settling all outstanding claims will be more or less than the estimated claims reserve at September 28, 2013.

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

Depending upon the specific type of borrowing, borrowings under the Credit Agreement bear interest based on either (a) the prime rate, (b) the federal funds effective rate, (c) the rate at the time offered to JPMorgan Chase Bank, N.A. in the Eurodollar market or (d) the London Interbank Offered Rate, plus a margin that is determined based on the level of the Company’s Leverage Ratio, as defined in the Credit Agreement. As of September 28, 2013 and December 29, 2012, the weighted average interest rate on borrowings outstanding was 1.44% and 1.22%, respectively. During the third quarter of 2013, the average outstanding balance under the Credit Agreement was approximately $19,644,000. Assuming that debt levels on the Credit Agreement remain at $15,000,000, the balance at September 28, 2013, a hypothetical increase of 100 basis points in current rates provided for under the Credit Agreement is estimated to result in an increase in interest expense of $150,000 on an annualized basis. Based on the borrowing rates in the Credit Agreement and the repayment terms, the fair value of the outstanding borrowings as of September 28, 2013 was estimated to approximate carrying value. All amounts outstanding under the Credit Agreement are payable on June 29, 2017, the maturity date of the Credit Agreement.

Long-term investments, all of which are available-for-sale and are carried at fair value, include primarily investment-grade bonds and U.S. Treasury obligations having maturities of up to five years. Assuming that the long-term portion of investments remains at $71,806,000, the balance at September 28, 2013, a hypothetical increase or decrease in interest rates of 100 basis points would not have a material impact on future earnings on an annualized basis. Short-term investments consist of short-term investment-grade instruments and the current maturities of investment-grade corporate bonds and U.S. Treasury obligations. Accordingly, any future interest rate risk on these short-term investments would not be material.

Assets and liabilities of the Company’s Canadian operations are translated from their functional currency to U.S. dollars using exchange rates in effect at the balance sheet date and revenue and expense accounts are translated at average monthly exchange rates during the period. Adjustments resulting from the translation process are included in accumulated other comprehensive income. Transactional gains and losses arising from receivable and payable balances, including intercompany balances, in the normal course of business that are denominated in a currency other than the functional currency of the operation are recorded in the statements of income when they occur. The assets held at the Company’s Canadian subsidiary at September 28, 2013 were, as translated to U.S. dollars, less than 1% of total consolidated assets. Accordingly, any translation gain or loss related to the Canadian operation would not be material.

Item 4. Controls and Procedures

As of the end of the period covered by this quarterly report on Form 10-Q, an evaluation was carried out, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the

Securities Exchange Act of 1934, as amended). Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of September 28, 2013 to provide reasonable assurance that information required to be disclosed by the Company in reports that it filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There were no significant changes in the Company’s internal controls over financial reporting during the Company’s fiscal quarter ended September 28, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

As further described in periodic and current reports previously filed by the Company with the Securities and Exchange Commission (the “SEC”), on September 23, 2011, a jury sitting in a state court in Cobb County, Georgia, entered a damage award of approximately $40.2 million (such amount, plus pre-judgment interest, attorney fees and post-judgment interest awarded to the plaintiffs are collectively referred to herein as the “Damage Award”) against Landstar Ranger, Inc., Landstar System Holdings, Inc. and Landstar System, Inc. (the “Landstar Defendants”). The Damage Award arises out of an accident that occurred in February 2007 involving a BCO Independent Contractor leased to Landstar Ranger, Inc. On May 28, 2013, the trial court issued an order denying post-trial motions for directed verdict and a new trial filed by the Landstar Defendants and entered an amended judgment that revised the Damage Award to include approximately $1.0 million of pre-judgment interest, $14.0 million of attorney fees and post-judgment interest at the rate of 6.25% per annum from and after September 23, 2011 on the aggregate sum of approximately $55.2 million awarded to the plaintiffs. Under the terms of the commercial trucking insurance program that Landstar had in place in 2007, Landstar retained liability for up to $5 million with respect to the accident giving rise to the Damage Award. Landstar has third party insurance and/or reinsurance policies in place that are expected to provide coverage for all amounts of the Damage Award in excess of such retention, including all related out-of-pocket expenses, such as the costs of an appeal bond, interest and attorney fees comprising the Damage Award that may be entered by the trial court or an appellate court in the future. The Company recorded a $5 million charge representing its self-insured retention in respect of this accident in the consolidated financial results of the Company in the 2007 first quarter. Accordingly, that portion of the Damage Award has been previously recorded by the Company and therefore did not reduce consolidated operating income or net income for the Company’s 2011 or 2012 fiscal years. Under the terms of the Company’s insurance policies, the Company is the primary obligor of the amount of the Damage Award, and as such, the Company has reported a $60.7 million receivable from the third party insurance providers in other receivables and a corresponding liability of the same amount in insurance claims in the unaudited consolidated balance sheets at September 28, 2013. The Landstar Defendants have filed an appeal of the Damage Award in the Court of Appeals for the State of Georgia and have posted the requisite supersedeas bond. No assurances can be given regarding the outcome of any such appeal, including as to the impact of the Damage Award on the premiums charged by the Company’s third party insurers from time to time for commercial trucking insurance.

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

State audits of unclaimed property. The Company is subject to federal and state unclaimed property laws. States routinely audit the records of companies to assess compliance with such laws. The Company is currently undergoing a multi-state unclaimed property audit, the timing and outcome of which cannot be predicted. The Company may incur significant professional fees in connection with the audit. If the Company is found to be in noncompliance with applicable unclaimed property laws or the manner in which such laws are interpreted or applied, states may determine that they are entitled to the remittance by the Company of significant amounts of unclaimed or abandoned property and further may seek to impose other significant costs on the Company, including penalties and interest.

For a discussion identifying additional risk factors and other important factors that could cause actual results to differ materially from those anticipated, see the discussions under Part I, Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2012, and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Notes to Consolidated Financial Statements” in this Quarterly Report on Form 10-Q.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Company

The Company did not purchase any shares of its common stock during the period from June 30, 2013 to September 28, 2013, the Company’s third fiscal quarter. On July 25, 2012, Landstar System, Inc. announced that it had been authorized by its Board of Directors to purchase up to 2,000,000 shares of its common stock from time to time in the open market and in privately negotiated transactions. As of September 28, 2013, the Company has authorization to purchase 1,107,550 shares of its common stock under this program. No specific expiration date has been assigned to the July 25, 2012 authorization.

The Company did not pay cash dividends during the thirty-nine-week period ended September 28, 2013. On December 5, 2012, the Company announced that its Board of Directors declared a dividend of $0.50 per share to holders of record of its Common Stock as of December 17, 2012. In conjunction with the announcement of this dividend, the Company announced that it does not expect the declaration and payment of dividends in connection with its quarterly earnings results for the four quarters of fiscal 2013 and for the first three quarters of fiscal 2014.

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

LANDSTAR SYSTEM, INC.

Date: November 1, 2013	/s/ Henry H. Gerkens
Henry H. Gerkens
Chairman, President and
Chief Executive Officer

Date: November 1, 2013	/s/ James B. Gattoni
James B. Gattoni
Executive Vice President and Chief
Financial Officer