Form 10-K
period 2013-12-28
LANDSTAR SYSTEM INC
filed 2014-02-21
CIK 853816

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 28, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant was $2,332,380,000 (based on the per share closing price on June 29, 2013, the last business day of the Company’s second fiscal quarter, as reported on the NASDAQ Global Select Market). In making this calculation, the registrant has assumed, without admitting for any purpose, that all directors and executive officers of the registrant, and no other persons, are affiliates.

The number of shares of the registrant’s common stock, par value $0.01 per share (the “Common Stock”), outstanding as of the close of business on January 24, 2014 was 45,499,146.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following document are incorporated by reference in this Form 10-K as indicated herein:

Document	Part of 10-K Into Which Incorporated
Proxy Statement relating to Landstar System, Inc.’s Annual Meeting of Stockholders scheduled to be held on May 22, 2014	Part III

LANDSTAR SYSTEM, INC.

2013 ANNUAL REPORT ON FORM 10-K

EX – 31.1 Section 302 CEO Certification
EX – 31.2 Section 302 CFO Certification
EX – 32.1 Section 906 CEO Certification
EX – 32.2 Section 906 CFO Certification

PART I

Item 1.	Business

General

Landstar System, Inc. was incorporated in January 1991 under the laws of the State of Delaware. It acquired all of the capital stock of its predecessor, Landstar System Holdings, Inc. (“LSHI”) on March 28, 1991. Landstar System, Inc. has been a publicly held company since its initial public offering in March 1993. LSHI owns directly or indirectly all of the common stock of Landstar Ranger, Inc. (“Landstar Ranger”), Landstar Inway, Inc. (“Landstar Inway”), Landstar Ligon, Inc. (“Landstar Ligon”), Landstar Gemini, Inc. (“Landstar Gemini”), Landstar Transportation Logistics, Inc. (“Landstar Transportation Logistics”), Landstar Global Logistics, Inc. (“Landstar Global Logistics”), Landstar Express America, Inc. (“Landstar Express America”), Landstar Canada Holdings, Inc. (“LCHI”), Landstar Canada, Inc. (“Landstar Canada”), Landstar Contractor Financing, Inc. (“LCFI”), Risk Management Claim Services, Inc. (“RMCS”) and Signature Insurance Company (“Signature”). Landstar Ranger, Landstar Inway, Landstar Ligon, Landstar Gemini, Landstar Transportation Logistics, Landstar Global Logistics, Landstar Express America and Landstar Canada are collectively herein referred to as Landstar’s “Operating Subsidiaries.” Landstar System, Inc., LSHI, LCFI, RMCS, LCHI, Signature and the Operating Subsidiaries are collectively referred to herein as “Landstar” or the “Company,” unless the context otherwise requires. The Company’s principal executive offices are located at 13410 Sutton Park Drive South, Jacksonville, Florida 32224 and its telephone number is (904) 398-9400. The Company makes available free of charge through its website its annual report on Form 10-K, quarterly reports on Form 10-Q, proxy and current reports on Form 8-K as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission (“SEC”). The Company’s website is www.landstar.com. The SEC maintains a website at http://www.sec.gov that contains the Company’s current and periodic reports, proxy and information statements and other information filed electronically with the SEC.

On December 28, 2013, the Company completed the sale of Landstar Supply Chain Solutions, Inc., a Delaware corporation, including its wholly owned subsidiary, Landstar Supply Chain Solutions LLC (collectively, “LSCS”), to XPO Logistics, Inc. (“XPO”). The operating results of LSCS along with the gain on sale are reported in the consolidated financial statements as discontinued operations.

Description of Business

Landstar is an asset-light provider of integrated transportation management solutions. The Company offers services to its customers across multiple transportation modes, with the ability to arrange for individual shipments of freight to enterprise-wide solutions to manage all of a customer’s transportation and logistics needs. Landstar provides services principally throughout the United States and to a lesser extent in Canada and between the United States and Canada, Mexico and other countries around the world. The Company’s services emphasize safety, information coordination and customer service and are delivered through a network of independent commission sales agents and third party capacity providers linked together by a series of technological applications which are provided and coordinated by the Company. The nature of the Company’s business is such that a significant portion of its operating costs varies directly with revenue.

Landstar markets its integrated transportation management solutions primarily through independent commission sales agents and exclusively utilizes third party capacity providers to transport and store customers’ freight. Landstar’s independent commission sales agents enter into contractual arrangements with the Company and are responsible for locating freight, making that freight available to Landstar’s capacity providers and coordinating the transportation of the freight with customers and capacity providers. The Company’s third party capacity providers consist of independent contractors who provide truck capacity to the Company under exclusive lease arrangements (the “BCO Independent Contractors”), unrelated trucking companies who provide truck capacity to the Company under non-exclusive contractual arrangements (the “Truck Brokerage Carriers”), air cargo carriers, ocean cargo carriers, railroads and independent warehouse capacity providers (“Warehouse Capacity Owners”). Through this network of agents and capacity providers linked together by Landstar’s information technology systems,

Landstar operates an integrated transportation management solutions business primarily throughout North America with revenue of $2.7 billion during the most recently completed fiscal year. The Company reports the results of two operating segments: the transportation logistics segment and the insurance segment.

Transportation Logistics Segment

The transportation logistics segment provides a wide range of integrated transportation management solutions. Transportation services offered by the Company include truckload and less-than-truckload transportation, rail intermodal, air cargo, ocean cargo, expedited ground and air delivery of time-critical freight, heavy-haul/specialized, U.S.-Canada and U.S.-Mexico cross-border, project cargo and customs brokerage. Transportation management solutions offered by the Company may include integrated multimodal solutions and warehousing. Industries serviced by the transportation logistics segment include automotive products, lumber and building products, metals, chemicals, foodstuffs, heavy machinery, retail, electronics, ammunition and explosives and military equipment. In addition, the transportation logistics segment provides transportation services to other transportation companies, including logistics and less-than-truckload service providers. Each of the independent commission sales agents has the opportunity to market all of the services provided by the transportation logistics segment. Freight transportation services are typically charged to customers on a per shipment basis for the physical transportation of freight. Revenue recognized by the transportation logistics segment when providing capacity to customers to haul their freight is referred to herein as “transportation services revenue.” See “Notes to Consolidated Financial Statements” for the amount of revenue from external customers, measure of profit and total assets attributable to the transportation logistics segment for the last three fiscal years.

Truck Services.    The transportation logistics segment’s truck transportation services include a full array of truckload transportation for a wide range of commodities, much of which are transported over irregular or non-repetitive routes, and, to a lesser degree, less-than-truckload transportation services. The Company utilizes a broad assortment of equipment, including dry and specialty vans of various sizes, unsided/platform trailers (including flatbeds, drop decks and light specialty trailers), temperature-controlled vans and containers. Available truck transportation services also include short-to-long haul movement of containers by truck and expedited ground and dedicated power-only truck capacity. During fiscal year 2013, revenue hauled by BCO Independent Contractors and Truck Brokerage Carriers was 50% and 43%, respectively, of consolidated revenue. Also, during fiscal year 2013, truck transportation revenue hauled via van equipment and unsided/platform trailing equipment was 60% and 37%, respectively, of truck transportation revenue and less-than-truckload revenue was 3% of truck transportation revenue. The Company’s truck services contributed 93% of consolidated revenue in both fiscal years 2013 and 2012 and 92% of consolidated revenue in fiscal year 2011.

Rail Intermodal Services.    The transportation logistics segment has contracts with Class 1 domestic and Canadian railroads, certain short-line railroads and most major asset-based intermodal equipment providers, including agreements with stacktrain operators and container and trailing equipment companies. In addition, the transportation logistics segment has contracts with a vast network of local trucking companies that handle pick-up and delivery of rail freight. These contracts provide the transportation logistics segment the ability to transport freight via rail throughout the United States, Canada and Mexico. The transportation logistics segment’s rail intermodal service capabilities include trailer on flat car, container on flat car, box car and railcar. The transportation logistics segment’s rail intermodal services contributed 3% of consolidated revenue in each of fiscal year 2013, 2012 and 2011.

Air and Ocean Services.    The transportation logistics segment provides domestic and international air services and international ocean services to its customers. The Company executes international freight transportation as an International Air Transport Association (IATA) certified Indirect Air Carrier (IAC), a Federal Maritime Commission (FMC) licensed non-vessel operating common carrier (NVOCC) and as a licensed freight forwarder. Through its network of independent commission sales agents, relationships within a global network of foreign freight forwarders and contracts with a number of airlines and ocean lines, the transportation logistics segment provides efficient and cost effective door-to-door transportation to most points in the world for a vast array of cargo types such as over-sized break bulk, consolidations, full container loads and refrigerated freight. The transportation logistics segment’s air and ocean services contributed 3% of consolidated revenue in both of fiscal years 2013 and 2012. The transportation logistics segment’s air and ocean services contributed 4% of consolidated revenue in 2011.

Warehousing Services.    The transportation logistics segment also offers warehousing solutions that provide customers with nationwide access to available warehouse capacity utilizing a network of independently owned and operated regional warehouse facilities without Landstar owning or leasing facilities or hiring employees to work at warehouses. The transportation logistics segment’s warehousing services contributed less than 1% of consolidated revenue in each of fiscal year 2013, 2012 and 2011.

Insurance Segment

The insurance segment is comprised of Signature, a wholly owned offshore insurance subsidiary, and RMCS. This segment provides risk and claims management services to certain of Landstar’s Operating Subsidiaries. In addition, it reinsures certain risks of the Company’s BCO Independent Contractors and provides certain property and casualty insurance directly to certain of Landstar’s Operating Subsidiaries. Revenue at the insurance segment represents reinsurance premiums from third party insurance companies that provide insurance programs to BCO Independent Contractors where all or a portion of the risk of loss is ultimately borne by Signature. Revenue at the insurance segment represented approximately 1% of the Company’s consolidated revenue in each of fiscal year 2013, 2012 and 2011. See “Notes to Consolidated Financial Statements” for the amount of revenue from external customers, measure of profit and total assets attributable to the insurance segment for the last three fiscal years.

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

Management believes the Company has more independent commission sales agents than any other asset-light integrated transportation management solutions company. Landstar’s vast network of independent commission sales agent locations provides the Company regular contact with shippers at the local level and the capability to be highly responsive to shippers’ changing needs. The Company’s large fleet of available capacity provides the agent network the resources needed to service both large and small shippers. Through its agent network, the Company offers smaller shippers a level of service comparable to that typically enjoyed only by larger customers. Examples include the ability to provide transportation services on short notice, multiple pick-up and delivery points, electronic data interchange capability and access to specialized equipment. In addition, a number of the Company’s agents specialize in certain types of freight and transportation services (such as oversized or heavy loads and/or rail, air and international freight transportation). Each independent commission sales agent has the opportunity to market all of the services provided by the transportation logistics segment.

The independent commission sales agents use a variety of proprietary and third party information technology applications, depending on the mode of transportation, provided by the Company to service the requirements of shippers. For truck services, the Company’s independent commission sales agents use Landstar proprietary software which enables agents to enter available freight, dispatch capacity and process most administrative procedures and then communicate that information to Landstar and its capacity providers via the internet. The Company’s web-based available truck information system provides a listing of available truck capacity to the Company’s independent commission sales agents. For modes of transportation other than trucking, the independent commission sales agents utilize both proprietary and third party information technology applications provided by the Company.

Commissions to agents are based on contractually agreed-upon percentages of revenue or net revenue, defined as revenue less the cost of purchased transportation, or net revenue less a contractually agreed upon percentage of revenue retained by Landstar. Commissions to agents as a percentage of consolidated revenue will vary directly with fluctuations in the percentage of consolidated revenue generated by the various modes of transportation and revenue from the insurance segment and with changes in net revenue on services provided by Truck Brokerage Carriers, railroads, air cargo carriers and ocean cargo carriers. Commissions to agents are recognized upon the completion of freight delivery.

The Company reported 478 and 504 agents who generated at least $1 million each in Landstar revenue during 2013 and 2012, respectively, (the “Million Dollar Agents”). Landstar revenue from the Million Dollar Agents in the aggregate represented 91% of consolidated revenue in both 2013 and 2012. Annually, the Company has experienced very few terminations of its Million Dollar Agents. Annual terminations of Million Dollar Agents are typically 3% or less of the total number of Million Dollar Agents. Management believes that the majority of the Million Dollar Agents choose to represent the Company exclusively.

Third Party Capacity

The Company relies exclusively on independent third parties for its hauling capacity other than for trailing equipment owned or leased by the Company and utilized primarily by the BCO Independent Contractors. These third party transportation capacity providers consist of BCO Independent Contractors, Truck Brokerage Carriers, air and ocean cargo carriers and railroads. Landstar’s use of capacity provided by third parties allows it to maintain a lower level of capital investment, resulting in lower fixed costs. During the most recently completed fiscal year, revenue hauled by BCO Independent Contractors, Truck Brokerage Carriers and railroads represented 50%, 43% and 3%, respectively, of the Company’s consolidated revenue. Collectively, transportation services revenue hauled by air and ocean cargo carriers represented 3% of the Company’s consolidated revenue during the most recently completed fiscal year. Historically, the gross profit margin (defined as gross profit, which is defined as revenue less the cost of purchased transportation and commissions to agents, divided by revenue) generated from freight hauled by BCO Independent Contractors has been greater than that from freight hauled by other third party capacity providers. However, the Company’s insurance and claims costs and other operating costs are incurred primarily in support of BCO Independent Contractor capacity. In addition, as further described in the “Corporate Services” section that follows, the Company incurs significantly higher selling, general and administrative costs in support of BCO Independent Contractor capacity as compared to the other modes of transportation. Purchased transportation costs are recognized upon the completion of freight delivery.

BCO Independent Contractors.    Management believes the Company has the largest fleet of truckload BCO Independent Contractors in the United States. BCO Independent Contractors provide truck capacity to the Company under exclusive lease arrangements. Each BCO Independent Contractor operates under the motor carrier operating authority issued by the U.S. Department of Transportation (“DOT”) to Landstar’s Operating Subsidiary to which such BCO Independent Contractor provides services and has leased his or her equipment. The Company’s network of BCO Independent Contractors provides marketing, operating, safety, recruiting, retention and financial advantages to the Company.

The Company’s BCO Independent Contractors are compensated based on a fixed percentage of the revenue generated from the freight they haul. This percentage generally ranges from 62% to 73% where the BCO Independent Contractor provides only a tractor and 72% to 75% where the BCO Independent Contractor provides both a tractor and trailing equipment. The BCO Independent Contractor must pay substantially all of the expenses of operating his/her equipment, including driver wages and benefits, fuel, physical damage insurance, maintenance, highway use taxes and debt service, if applicable. The Company passes 100% of fuel surcharges billed to customers for freight hauled by BCO Independent Contractors to its BCO Independent Contractors. During 2013, the Company billed customers $278.6 million in fuel surcharges and passed 100% of such fuel surcharges to the BCO Independent Contractors. These fuel surcharges are excluded from revenue.

The Company maintains internet-based applications for mobile and desktop devices through which BCO Independent Contractors can view a comprehensive listing of the Company’s available freight, allowing them to consider rate, size, origin and destination when planning trips. The Landstar Contractors’ Advantage Purchasing Program (LCAPP) leverages Landstar’s purchasing power to provide discounts to eligible BCO Independent Contractors when they purchase equipment, fuel, tires and other items. In addition, LCFI provides a source of funds at competitive interest rates to the BCO Independent Contractors to purchase primarily trailing equipment and mobile communication equipment.

The number of trucks provided to the Company by BCO Independent Contractors was 8,432 at December 28, 2013, compared to 8,523 at December 29, 2012. At December 28, 2013, 97% of the trucks provided by BCO Independent Contractors were provided by BCO Independent Contractors who provided five or fewer trucks to the Company. The number of trucks provided by BCO Independent Contractors fluctuates daily as a result of truck recruiting and truck terminations. Trucks recruited and terminated were both higher in 2013 than in 2012, resulting in a net loss of 91 trucks during 2013. Landstar’s BCO Independent Contractor truck turnover was approximately 27% in 2013 compared to 24% in 2012. Approximately 38% of 2013 turnover was attributable to BCO Independent Contractors who had been with the Company for less than one year. Management believes that factors that have historically favorably impacted turnover include the Company’s extensive agent network, available freight, the Company’s programs to reduce the operating costs of its BCO Independent Contractors and Landstar’s reputation for quality, service, reliability and financial strength.

Truck Brokerage Carriers.    At December 28, 2013, the Company maintained a database of over 32,000 approved Truck Brokerage Carriers who provide truck hauling capacity to the Company. Truck Brokerage Carriers provide truck capacity to the Company under non-exclusive contractual arrangements and each operates under its own DOT-issued motor carrier operating authority. Truck Brokerage Carriers are paid either a negotiated rate for each load they haul or, to a lesser extent, a contractually agreed-upon amount per load. The Company recruits, approves, establishes contracts with, tracks safety ratings and service records of and generally maintains the relationships with these third party trucking companies. In addition to providing additional capacity to the Company, the use of Truck Brokerage Carriers enables the Company to pursue different types and quality of freight such as temperature-controlled, short-haul traffic and less-than-truckload and, in certain instances, lower-priced freight that generally would not be handled by the Company’s BCO Independent Contractors.

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

Warehouse Capacity Owners.    The Company has contracts with Warehouse Capacity Owners throughout the United States. The services available to the Company’s customers provided from the warehouse capacity network include storage, order fulfillment, repackaging, labeling, inventory consolidations, sub-assembly and temperature and climate options. In general, Warehouse Capacity Owners are paid a fixed percentage of the gross billings for storage and services provided through their warehouse. Warehouse storage and services revenue is reported net of the amount earned by the Warehouse Capacity Owner. Historically, warehousing services have not been a significant contributor to revenue or earnings. However, management believes that this service offering and relationships with Warehouse Capacity Owners provide the Company with additional transportation services opportunities.

Trailing Equipment

The Company offers its customers a large and diverse fleet of trailing equipment. The following table illustrates the mix of the trailing equipment as of December 28, 2013, either provided by the BCO Independent Contractors or owned or leased by the Company and made available primarily to BCO Independent Contractors. In general, Truck Brokerage Carriers utilize their own trailing equipment when providing transportation services on behalf of Landstar. Truck Brokerage Carrier trailing equipment is not included in the following table:

Trailers by Type
Vans	9,544
Unsided, including flatbeds, step decks, drop decks and low boys	3,275
Temperature-controlled	93

Total	12,912

Specialized services offered by the Company include those provided by a large fleet of flatbed trailers and multi-axle trailers capable of hauling extremely heavy or oversized loads. Management believes the Company, along with its network of capacity providers, offers the largest fleet of heavy/specialized trailing equipment in the United States.

At December 28, 2013, 8,599 of the trailers available to the BCO Independent Contractors were owned by the Company and 282 were leased. In addition, at December 28, 2013, 4,031 trailers were provided by the BCO Independent Contractors.

Customers

The Company’s customer base is highly diversified and dispersed across many industries, commodities and geographic regions. The Company’s top 100 customers accounted for approximately 41% and 43%, respectively, of consolidated revenue during fiscal years 2013 and 2012. Management believes that the Company’s overall size, technological applications, geographic coverage, access to equipment and diverse service capability offer the Company significant competitive marketing and operating advantages. These advantages allow the Company to meet the needs of even the largest shippers. Larger shippers often consider reducing the number of authorized carriers they use in favor of a small number of “core carriers,” such as the Company, whose size and diverse service capabilities enable these core carriers to satisfy most of the shippers’ transportation needs. The Company’s national account customers include the United States Department of Defense and many of the companies included in the Fortune 500. Large shippers are also using third party logistics providers (“3PLs”) to outsource the management and coordination of their transportation needs. 3PLs and other transportation companies also utilize the Company’s available transportation capacity to satisfy their obligations to their shippers. There were 10 transportation service providers, including 3PLs, included in the Company’s top 25 customers for the fiscal year 2013. Management believes the Company’s network of agents and third party capacity providers allows it to efficiently attract and service smaller shippers which may not be as desirable to other large transportation providers (see above under “Agent Network”). No customer accounted for more than 5% of the Company’s 2013 revenue.

Technology

Management believes leadership in the development and application of information systems technology is an ongoing part of providing high quality service at competitive prices. Landstar focuses on providing integrated transportation management solutions which emphasize customer service and information coordination among its independent commission sales agents, customers and capacity providers. The Company continues to focus on identifying, purchasing or developing and implementing software applications which are designed to improve its operational and administrative efficiency, assist its independent commission sales agents in sourcing capacity and pricing transportation services, assist customers in meeting their transportation needs and assist its third party capacity providers in identifying desirable freight. Landstar intends to continue to improve its systems and technologies to meet the total needs of its agents, customers and third party capacity providers.

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

Administrative support services that provide operational and financial advantages to the network include customer contract administration, customer credit review and approvals, sales administration and pricing, customer billing, accounts receivable collections, third party capacity payment, safety and operator and equipment compliance management, insurance claims handling, coordination of vendor discount programs and third party capacity quality programs. Marketing and advertising strategies are also provided by the Company. The Company’s practices of accepting customer credit risk and paying its agents and carriers promptly provides a significant financial advantage to the Company.

Management also believes that significant advantages result from the collective expertise and corporate services provided by Landstar’s corporate management. The primary functions provided by management include finance and treasury services, accounting, strategic initiatives, budgeting, tax, legal, corporate communications and human resource management.

Competition

Landstar competes primarily in the transportation and logistics services industry with truckload carriers, third party logistics companies, intermodal transportation and logistics service providers, railroads, less-than-truckload carriers and other asset-light transportation and logistics service providers. The transportation and logistics services industry is extremely competitive and fragmented.

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

Self-Insured Claims

Potential liability associated with accidents in the trucking industry is severe and occurrences are unpredictable. For commercial trucking claims, Landstar retains liability up to $5,000,000 per occurrence. The Company also retains liability of up to $1,000,000 for each general liability claim, $250,000 for each workers’ compensation claim and up to $250,000 for each cargo claim. The Company’s exposure to liability associated with accidents incurred by Truck Brokerage Carriers, railroads and air and ocean cargo carriers who transport freight on behalf of the Company is reduced by various factors including the extent to which such carriers maintain their own insurance coverage. A material increase in the frequency or severity of accidents, cargo claims or workers’ compensation claims or the material unfavorable development of existing claims could have a material adverse effect on Landstar’s cost of insurance and claims and its results of operations.

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

Employees

As of December 28, 2013, the Company and its subsidiaries employed 1,217 individuals. Approximately 7 Landstar Ranger drivers (out of a Company total of 8,432 drivers for BCO Independent Contractors) are members of the International Brotherhood of Teamsters. The Company considers relations with its employees to be good.

Item 1A.	Risk Factors

Increased severity or frequency of accidents and other claims.    As noted above in Item 1, “Business — Factors Significant to the Company’s Operations — Self-Insured Claims,” potential liability associated with accidents in the trucking industry is severe and occurrences are unpredictable. For commercial trucking claims, Landstar retains liability up to $5,000,000 per occurrence. The Company also retains liability of up to $1,000,000 for each general liability claim, $250,000 for each workers’ compensation claim and up to $250,000 for each cargo claim. The Company’s exposure to liability associated with accidents incurred by Truck Brokerage Carriers, railroads and air and ocean cargo carriers who transport freight on behalf of the Company is reduced by various factors including the extent to which such carriers maintain their own insurance coverage. A material increase in the frequency or severity of accidents, cargo claims or workers’ compensation claims or the material unfavorable development of existing claims could have a material adverse effect on Landstar’s cost of insurance and claims and its results of operations.

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

Dependence on independent commission sales agents.    As noted above in Item 1, “Business — Factors Significant to the Company’s Operations — Agent Network,” the Company markets its services primarily through independent commission sales agents. During 2013, 478 agents generated revenue for Landstar of at least $1 million each (the “Million Dollar Agents”), or approximately 91% of Landstar’s consolidated revenue. Landstar competes with motor carriers and other third parties for the services of these independent commission sales agents. Landstar has historically experienced very limited agent turnover in the number of its Million Dollar Agents. There can be no assurances, however, that Landstar will continue to experience very limited turnover of its Million Dollar Agents in the future. Landstar’s contracts with its agents, including its Million Dollar Agents, are typically terminable without cause upon 10 to 30 days’ notice by either party and generally contain significant but not unqualified non-compete provisions limiting the ability of a former agent to compete with Landstar for a specified period of time post- termination, and other restrictive covenants. The loss of some of the Company’s Million Dollar Agents and/or a significant decrease in volume generated by other Million Dollar Agents could have a material adverse effect on Landstar, including its results of operations and revenue.

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

Substantial industry competition.    As noted above in Item 1, “Business — Factors Significant to the Company’s Operations — Competition,” Landstar competes primarily in the transportation and logistics services industry. This industry is extremely competitive and fragmented. Landstar competes primarily with truckload carriers, intermodal transportation service providers, railroads, less-than-truckload carriers, third party logistics companies and other asset-light transportation and logistics service providers. Management believes that competition for the freight transported by the Company is based on service, efficiency and freight rates, which are influenced significantly by the economic environment, particularly the amount of available transportation capacity and freight demand. Historically, competition has created downward pressure on freight rates. In addition, many large shippers are using third party logistics providers (“3PLs”) other than the Company to outsource the management and coordination of their transportation needs rather than directly arranging for transportation services with carriers. As noted above, there were 10 transportation service providers, including 3PLs, included in the Company’s top 25 customers for the fiscal year ended December 28, 2013. Usage by large shippers of 3PLs often provides carriers, such as the Company, with a less direct relationship with the shipper and, as a result, may increase pressure on freight rates while making it more difficult for the Company to compete primarily based on service and efficiency. A decrease in freight rates could have a material adverse effect on Landstar, including its revenue and operating income.

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

In particular, the FMCSA is consistently proposing regulatory changes that affect the operation of commercial motor carriers across the United States. The FMSCA has established the Compliance Safety Accountability (CSA) motor carrier oversight program. The Company believes the intent of this program is to improve regulatory oversight of motor carriers and commercial drivers using a safety measurement system methodology that is fundamentally different from the methodology that the FMCSA has historically relied upon. Under CSA, the FMCSA monitors seven Behavior Analysis and Safety Improvement Categories, or BASICs, under which a motor carrier may be evaluated. Since the introduction of CSA in December 2010, the FMCSA has considered and implemented changes to the methodologies used to determine carrier scores within a BASIC as well as to the BASICs, themselves. The FMCSA has also established threshold scores for each BASIC. In the event a motor carrier has one or more BASIC scores that exceeds the applicable threshold, the motor carrier has an increased risk of audit by FMSCA. BASIC scores in excess of applicable thresholds may also adversely affect a motor carrier’s overall safety rating and its relationships with shippers. The FMSCA has also recently implemented changes to the hours of service regulations which govern the work hours of commercial drivers and has a number of other proposals that it has announced are in process, including a rule which may mandate the use of electronic logging devices in over-the-road commercial motor vehicles. It is difficult to predict which and in what form CSA or any other FMCSA regulations may be implemented, modified or enforced and what impact any such regulation may have on motor carrier operations or the aggregate number of trucks that provide hauling capacity to the Company.

In addition, recent focus on climate change and related environmental matters has led to efforts by federal, state and local governmental agencies to support legislation and regulations to limit the amount of carbon emissions, including emissions created by diesel engines utilized in tractors operated by the Company’s BCO Independent Contractors and Truck Brokerage Carriers. Moreover, federal, state and local governmental agencies may also focus on regulation in relation to trailing equipment specifications in an effort to achieve, among other things, lower carbon emissions. For example, the California Air Resources Board (“CARB”) has implemented regulations that restrict the ability of certain tractors and trailers from operating in California. The Company currently is in a multi-year process of replacing its entire fleet of van trailing equipment to remain CARB-compliant. Further, CARB has established regulations that impose emission standards on nearly all diesel-fueled trucks with gross vehicle weight ratings in excess of 14,000 lbs. that operate in California. No assurances can be given with respect to the extent BCO Independent Contractors will choose to become CARB-compliant by purchasing a new or used CARB-compliant tractor, replacing the engine in their existing tractor with a CARB-compliant engine or performing an exhaust retrofit of their existing tractor by installing a particulate matter filter. Accordingly, many of the Company’s BCO Independent Contractors may choose not to haul loads that would require travel within California, which could affect the ability of the Company to service customer freight needs for freight originating from, delivering to or traveling through California. Moreover, increased regulation on tractor or trailing equipment specifications, including emissions created by diesel engines, could create substantial costs on the Company and the Company’s third party capacity providers and, in turn, increase the cost of purchased transportation to the Company. An increase in the costs to purchase, lease or maintain tractor or trailing equipment or in purchased transportation cost caused by new regulations without a corresponding increase in price to the customer could adversely affect Landstar, including its results of operations and financial condition.

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

Dependence on key vendors.    As described above under “Dependence on third party insurance companies” and “Disruptions or failures in the Company’s computer systems,” the Company is dependent on certain vendors, including third party insurance companies, third party data center providers, third party information technology application providers and third party payment disbursement providers. Any inability to negotiate satisfactory terms with one of these key vendors or any other significant disruption to or termination of a relationship with one of these key vendors could disrupt the Company’s operations and impose significant costs on the Company.

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

Catastrophic loss of a Company facility.    The Company faces the risk of a catastrophic loss of the use of all or a portion of its facilities located in Jacksonville, Florida and Rockford, Illinois due to hurricanes, flooding, tornados, other weather conditions, natural disasters, terrorist attacks or otherwise. The Company’s corporate headquarters and approximately two-thirds of the Company’s employees are located in its Jacksonville, Florida facility. In particular, a significant hurricane that impacts the Jacksonville, Florida metropolitan area could significantly disrupt the Company’s operations and impose significant costs on the Company.

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

Unclaimed property.    The Company is subject to federal and state laws relating to abandoned and unclaimed property. States routinely audit the records of companies to assess compliance with such laws. The Company is currently undergoing a multi-state unclaimed property audit, the timing and outcome of which cannot be predicted. The Company may incur significant professional fees in connection with the audit. If the Company is found to be in noncompliance with applicable unclaimed property laws or the manner in which such laws are interpreted or applied, states may determine that they are entitled to the remittance by the Company of significant amounts of unclaimed or abandoned property and further may seek to impose other significant costs on the Company, including penalties and interest.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The Company owns or leases various properties in the U.S. for the Company’s operations and administrative staff that support its independent commission sales agents, BCO Independent Contractors and other third party capacity providers. The transportation logistics segment’s primary facilities are located in Jacksonville, Florida and Rockford, Illinois. In addition, the Company’s corporate headquarters are located in Jacksonville, Florida. The Jacksonville, Florida and Rockford, Illinois facilities are owned by the Company. Management believes that Landstar’s owned and leased properties are adequate for its current needs and that leased properties can be retained or replaced at an acceptable cost.

Item 3.	Legal Proceedings

As further described in periodic and current reports previously filed by the Company with the Securities and Exchange Commission (the “SEC”), on September 23, 2011, a jury sitting in a state court in Cobb County, Georgia, entered a damage award of approximately $40.2 million (such amount, plus pre-judgment interest, attorney fees and post-judgment interest awarded to the plaintiffs are collectively referred to herein as the “Damage Award”) against Landstar Ranger, Inc., Landstar System Holdings, Inc. and Landstar System, Inc. (the “Landstar Defendants”). The Damage Award arises out of an accident that occurred in February 2007 involving a BCO Independent Contractor leased to Landstar Ranger, Inc. On May 28, 2013, the trial court issued an order denying the Landstar Defendants’ post-trial motions for directed verdict and a new trial and entered an amended judgment that revised the Damage Award to include approximately $1.0 million of pre-judgment interest, $14.0 million of attorney fees and post-judgment interest at the rate of 6.25% per annum from and after September 23, 2011 on the aggregate sum of approximately $55.2 million awarded to the plaintiffs. Under the terms of the commercial trucking insurance program that Landstar had in place in 2007, Landstar retained liability for up to $5 million with respect to the accident giving rise to the Damage Award. Landstar has third party insurance and/or reinsurance policies in place that are expected to provide coverage for all amounts of the Damage Award in excess of such retention, including all related out-of-pocket expenses, such as the costs of an appeal bond, interest and attorney fees comprising the Damage Award that may be entered by the trial court or an appellate court in the future. The Company recorded a $5 million charge representing its self-insured retention in respect of this accident in the consolidated financial results of the Company in the 2007 first quarter. Accordingly, that portion of the Damage Award has been previously recorded by the Company and therefore did not reduce consolidated operating income or net income for the Company’s 2011, 2012 or 2013 fiscal years. Under the terms of the Company’s insurance policies, the Company is the primary obligor of the amount of the Damage Award, and as such, the Company has reported a $60.7 million receivable from the third party insurance providers in other receivables and a corresponding liability of the same amount in insurance claims in the consolidated balance sheets at December 28, 2013. The Landstar Defendants have filed an appeal of the Damage Award in the Court of Appeals for the State of Georgia and have posted the requisite supersedeas bond. No assurances can be given regarding the outcome of any such appeal, including as to the impact of the Damage Award on the premiums charged by the Company’s third party insurers from time to time for commercial trucking insurance.

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

	2013 Market Price		2012 Market Price		Dividends Declared
Fiscal Period	High	Low	High	Low	2013	2012	2011
First Quarter	$59.97	$51.45	$58.61	$46.48	$—	$0.055	$0.050
Second Quarter	57.45	50.39	59.02	48.40	—	0.055	0.050
Third Quarter	57.94	51.47	53.22	46.01	—	0.060	0.055
Fourth Quarter	58.84	53.56	52.56	46.34	0.350	0.560	0.055

The reported last sale price per share of the Common Stock as reported on the NASDAQ Global Select Market on January 24, 2014 was $57.20 per share. As of such date, Landstar had 45,499,146 shares of Common Stock outstanding and had 63 stockholders of record of its Common Stock. However, the Company estimates that it has a significantly greater number of stockholders because a substantial number of the Company’s shares are held by brokers or dealers for their customers in street name.

Purchases of Equity Securities by the Company

The following table provides information regarding the Company’s purchases of its Common Stock during the period from September 29, 2013 to December 28, 2013, the Company’s fourth fiscal quarter:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares That May Yet Be Purchased Under the Programs
September 28, 2013				1,107,550
Sept. 29, 2013 – Oct. 26, 2013	—	$—	—	1,107,550
Oct. 27, 2013 – Nov. 23, 2013	—	—	—	1,107,550
Nov. 24, 2013 – Dec. 28, 2013	232,346	55.49	232,346	2,767,654

Total	232,346	$55.49	232,346

On July 25, 2012, Landstar System, Inc. announced that it had been authorized by its Board of Directors to purchase up to 2,000,000 shares of its Common Stock from time to time in the open market and in privately negotiated transactions. On December 11, 2013, Landstar System, Inc. announced that it had been authorized by its Board of Directors to increase the number of shares of the Company’s Common Stock that the Company is authorized to purchase from time to time in the open market and in privately negotiated transactions to 3,000,000 shares. As of December 28, 2013, the Company has authorization to purchase 2,767,654 shares of its Common Stock under these programs. No specific expiration date has been assigned to either the July 25, 2012 or December 11, 2013 authorizations.

The Company did not pay cash dividends during 2013. On December 11, 2013, in connection with the sale of LSCS, the Company announced that its Board of Directors declared a special one-time cash dividend of $0.35 per share payable on January 16, 2014 to stockholders of record of its Common Stock as of December 27, 2013. Dividends payable of $15,921,000 related to this one-time dividend are included in other current liabilities in the consolidated balance sheets at December 28, 2013. On January 30, 2014 the Company announced the declaration of a quarterly dividend of $0.06 per share payable on March 14, 2014 to stockholders of record on February 18, 2014. It is currently the intention of the Board of Directors to pay a quarterly dividend going forward.

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

Equity Compensation Plan Information

The Company maintains two stock compensation plans for members of its Board of Directors and two employee equity incentive plans. The following table presents information related to securities authorized for issuance under these plans at December 28, 2013:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted-average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Security Holders	1,454,816	$44.55	5,047,315
Equity Compensation Plans Not Approved by Security Holders	0	0	0

Under the 2011 Equity Incentive Plan (the “2011 EIP”), the issuance of (i) a non-vested share of Landstar Common Stock issued in the form of restricted stock and (ii) a share of Landstar Common Stock issued upon the vesting of a previously granted restricted stock unit each counts as the issuance of two securities against the number of securities available for future issuance. Included in the number of securities remaining available for future issuance under equity compensation plans were 102,655 shares of Common Stock reserved for issuance under the 2013 Directors’ Stock Compensation Plan.

Financial Model Shareholder Returns

The following graph illustrates the return that would have been realized, assuming reinvestment of dividends, by an investor who invested $100 in each of the Company’s Common Stock, the Standard and Poor’s 500 Stock Index and the Dow Jones Transportation Stock Index for the period commencing December 27, 2008 through December 28, 2013.

Item 6.	Selected Financial Data

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

SELECTED CONSOLIDATED FINANCIAL DATA

(Dollars in thousands, except per share amounts)

	Fiscal Years
Income Statement Data:	2013	2012	2011	2010	2009
Revenue	$2,664,780	$2,770,799	$2,628,374	$2,380,112	$1,998,459
Investment income	1,475	1,563	1,705	1,558	1,268
Costs and expenses:
Purchased transportation	2,046,927	2,130,323	2,007,666	1,824,308	1,503,520
Commissions to agents	211,355	218,122	209,917	181,354	160,571
Other operating costs, net of gains/losses on asset dispositions	21,568	22,582	28,285	26,744	27,471
Insurance and claims	50,438	37,289	42,638	49,156	45,813
Selling, general and administrative	131,710	138,094	136,841	132,839	126,474
Depreciation and amortization	27,667	25,213	23,905	23,165	22,682

Total costs and expenses	2,489,665	2,571,623	2,449,252	2,237,566	1,886,531

Operating income	176,590	200,739	180,827	144,104	113,196
Interest and debt expense	3,211	3,110	3,109	3,624	4,030

Income from continuing operations before income taxes	173,379	197,629	177,718	140,480	109,166
Income taxes	64,457	71,063	66,175	51,223	39,520

Income from continuing operations	108,922	126,566	111,543	89,257	69,646
Discontinued operations:
Income (loss) from discontinued operations, net of income taxes	4,058	3,215	1,464	(1,743)	749
Gain on sale of discontinued operations, net of income taxes	33,029	—	—	—	—

Income (loss) from discontinued operations, net of income taxes	37,087	3,215	1,464	(1,743)	749

Net income	$146,009	$129,781	$113,007	$87,514	$70,395

Earnings per common share:
Income from continuing operations	$2.37	$2.71	$2.35	$1.80	$1.36
Income (loss) from discontinued operations	$0.81	$0.07	$0.03	$(0.03)	$0.02
Earnings per common share	$3.17	$2.78	$2.38	$1.77	$1.38
Diluted earnings per share:
Income from continuing operations	$2.36	$2.70	$2.35	$1.80	$1.36
Income (loss) from discontinued operations	$0.80	$0.07	$0.03	$(0.03)	$0.01
Diluted earnings per share	$3.16	$2.77	$2.38	$1.77	$1.37
Dividends per common share	$0.35	$0.73	$0.21	$0.19	$0.17

Balance Sheet Data:	Dec. 28, 2013	Dec. 29, 2012	Dec. 31, 2011	Dec. 25, 2010	Dec. 26, 2009
Total assets	$970,696	$879,421	$808,449	$683,882	$648,792
Long-term debt, including current maturities	101,505	114,141	132,342	121,611	92,898
Shareholders’ equity	454,481	379,454	300,577	250,967	268,151

All information above has been adjusted for the completion of the sale of Landstar Supply Chain Solutions, Inc., including its wholly owned subsidiary, Landstar Supply Chain Solutions LLC (collectively, “LSCS”), to XPO Logistics, Inc. and the treatment of LSCS as a discontinued operation effective December 28, 2013.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following is a “safe harbor” statement under the Private Securities Litigation Reform Act of 1995. Statements contained in this document that are not based on historical facts are “forward-looking statements.” This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Form 10-K contain forward-looking statements, such as statements which relate to Landstar’s business objectives, plans, strategies and expectations. Terms such as “anticipates,” “believes,” “estimates,” “intention,” “expects,” “plans,” “predicts,” “may,” “should,” “could,” “will,” the negative thereof and similar expressions are intended to identify forward-looking statements. Such statements are by nature subject to uncertainties and risks, including but not limited to: an increase in the frequency or severity of accidents or other claims; unfavorable development of existing accident claims; dependence on third party insurance companies; dependence on independent commission sales agents; dependence on third party capacity providers; decreased demand for transportation services; substantial industry competition; disruptions or failures in the Company’s computer systems; dependence on key vendors; changes in fuel taxes; status of independent contractors; regulatory and legislative changes; catastrophic loss of a Company facility; intellectual property; doing business with the federal government; unclaimed property; and other operational, financial or legal risks or uncertainties detailed in this and Landstar’s other SEC filings from time to time and described in Item 1A of this Form 10-K under the heading “Risk Factors.” These risks and uncertainties could cause actual results or events to differ materially from historical results or those anticipated. Investors should not place undue reliance on such forward-looking statements and the Company undertakes no obligation to publicly update or revise any forward-looking statements.

Introduction

Landstar System, Inc. and its subsidiary, Landstar System Holdings, Inc. (together, referred to herein as “Landstar” or the “Company”), is an asset-light provider of integrated transportation management solutions. The Company offers services to its customers across multiple transportation modes, with the ability to arrange for individual shipments of freight to enterprise-wide solutions to manage all of a customer’s transportation and logistics needs. Landstar provides services principally throughout the United States and to a lesser extent in Canada, and between the United States and Canada, Mexico and other countries around the world. The Company’s services emphasize safety, information coordination and customer service and are delivered through a network of independent commission sales agents and third party capacity providers linked together by a series of technological applications which are provided and coordinated by the Company. The nature of the Company’s business is such that a significant portion of its operating costs varies directly with revenue.

Landstar markets its integrated transportation management solutions primarily through independent commission sales agents and exclusively utilizes third party capacity providers to transport and store customers’ freight. Landstar’s independent commission sales agents enter into contractual arrangements with the Company and are responsible for locating freight, making that freight available to Landstar’s capacity providers and coordinating the transportation of the freight with customers and capacity providers. The Company’s third party capacity providers consist of independent contractors who provide truck capacity to the Company under exclusive lease arrangements (the “BCO Independent Contractors”), unrelated trucking companies who provide truck capacity to the Company under non-exclusive contractual arrangements (the “Truck Brokerage Carriers”), air cargo carriers, ocean cargo carriers, railroads and independent warehouse capacity providers. Through this network of agents and capacity providers linked together by Landstar’s information technology systems, Landstar operates an integrated transportation management solutions business primarily throughout North

America with revenue of $2.7 billion during the most recently completed fiscal year. The Company reports the results of two operating segments: the transportation logistics segment and the insurance segment.

The transportation logistics segment provides a wide range of integrated transportation management solutions. Transportation services offered by the Company include truckload and less-than-truckload transportation, rail intermodal, air cargo, ocean cargo, expedited ground and air delivery of time-critical freight, heavy-haul/specialized, U.S.-Canada and U.S.-Mexico cross-border, project cargo and customs brokerage. Transportation management solutions offered by the Company may include integrated multi-modal solutions and warehousing. Industries serviced by the transportation logistics segment include automotive products, lumber and building products, metals, chemicals, foodstuffs, heavy machinery, retail, electronics, ammunition and explosives and military equipment. In addition, the transportation logistics segment provides transportation services to other transportation companies, including logistics and less-than-truckload service providers. Each of the independent commission sales agents has the opportunity to market all of the services provided by the transportation logistics segment. Freight transportation services are typically charged to customers on a per shipment basis for the physical transportation of freight. Revenue recognized by the transportation logistics segment when providing capacity to customers to haul their freight is referred to herein as “transportation services revenue.” During 2013, hauled by BCO Independent Contractors, Truck Brokerage Carriers and railroads represented 50%, 43% and 3%, respectively, of the Company’s consolidated revenue. Collectively, revenue hauled by air and ocean cargo carriers represented 3% of the Company’s consolidated revenue during 2013.

The insurance segment is comprised of Signature Insurance Company, a wholly owned offshore insurance subsidiary (“Signature”), and Risk Management Claim Services, Inc. This segment provides risk and claims management services to certain of Landstar’s Operating Subsidiaries. In addition, it reinsures certain risks of the Company’s BCO Independent Contractors and provides certain property and casualty insurance directly to certain of Landstar’s Operating Subsidiaries. Revenue at the insurance segment represents reinsurance premiums from third party insurance companies that provide insurance programs to BCO Independent Contractors where all or a portion of the risk is ultimately borne by Signature. Revenue at the insurance segment represented approximately 1% of the Company’s consolidated revenue for 2013.

On December 28, 2013, the Company completed the sale of Landstar Supply Chain Solutions, Inc., a Delaware corporation, including its wholly owned subsidiary, Landstar Supply Chain Solutions LLC (collectively, “LSCS”), to XPO Logistics, Inc. (“XPO”). LSCS was previously reported as a unit of the transportation logistics segment. The operating results of LSCS along with the gain on sale are reported in the consolidated financial statements as discontinued operations.

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

	Fiscal Year
	2013	2012	2011
Number of Million Dollar Agents	478	504	504

Average revenue generated per Million Dollar Agent	$5,081,000	$4,999,000	$4,778,000

Percent of consolidated revenue from continuing operations generated by Million Dollar Agents	91%	91%	92%

The change in the number of Million Dollar Agents on a year-over-year basis is influenced by many factors and is not solely the result of terminations of contractual relationships between agents and the Company, whether such terminations are initiated by the agent or the Company. Such other factors include consolidations among agencies or retirement or similar transition issues. The change in the number of Million Dollar Agents on a year-over-year basis may also be affected by agents that remain with the Company yet experienced lower year-over-year revenue that resulted in such agent moving below the Million Dollar Agent category. In general, the number of agents in the million dollar category who terminate in a given year has been 3% or less of the total number of Million Dollar Agents. In addition, revenue from accounts formerly handled by terminated Million Dollar Agents is often retained by the Company as the customer may choose to transfer its account to an existing Landstar agent.

Management monitors business activity by tracking the number of loads (volume) and revenue per load by mode of transportation. Revenue per load can be influenced by many factors other than a change in price. Those factors include the average length of haul, freight type, special handling and equipment requirements, fuel costs and delivery time requirements. For shipments involving two or more modes of transportation, revenue is generally classified by the mode of transportation having the highest cost for the load. The following table summarizes information by mode of transportation for the past three fiscal years:

	Fiscal Year
	2013	2012	2011
Revenue from continuing operations generated through (in thousands):
BCO Independent Contractors	$1,327,458	$1,385,046	$1,374,664
Truck Brokerage Carriers	1,141,045	1,197,876	1,052,605
Rail intermodal	73,820	73,932	75,979
Ocean and air cargo carriers	85,681	77,898	90,424
Other(1)	36,776	36,047	34,702

	$2,664,780	$2,770,799	$2,628,374

Number of loads:
BCO Independent Contractors	790,690	806,350	808,210
Truck Brokerage Carriers	665,320	680,970	613,790
Rail intermodal	29,450	29,810	31,370
Ocean and air cargo carriers	16,660	15,390	16,440

	1,502,120	1,532,520	1,469,810

	Fiscal Year
	2013	2012	2011
Revenue per load:
BCO Independent Contractors	$1,679	$1,718	$1,701
Truck Brokerage Carriers	1,715	1,759	1,715
Rail intermodal	2,507	2,480	2,422
Ocean and air cargo carriers	5,143	5,062	5,500

(1)	Includes premium revenue generated by the insurance segment and warehousing revenue generated by the transportation logistics segment.

Also critical to the Company’s success is its ability to secure capacity, particularly truck capacity, at rates that allow the Company to profitably transport customers’ freight. The following table summarizes available truck capacity providers as of the end of the three most recent fiscal years:

	Dec. 28, 2013	Dec. 29, 2012	Dec. 31, 2011
BCO Independent Contractors	7,927	8,010	7,871
Truck Brokerage Carriers:
Approved and active(1)	21,183	20,922	19,223
Other approved	10,933	10,623	9,272

	32,116	31,545	28,495

Total available truck capacity providers	40,043	39,555	36,366

Number of trucks provided by BCO Independent Contractors	8,432	8,523	8,371

(1)	Active refers to Truck Brokerage Carriers who moved at least one load in the 180 days immediately preceding the fiscal year end.

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

Purchased transportation represents the amount a BCO Independent Contractor or other third party capacity provider is paid to haul freight. The amount of purchased transportation paid to a BCO Independent Contractor is primarily based on a contractually agreed-upon percentage of revenue generated by the haul. Purchased transportation paid to a Truck Brokerage Carrier is based on either a negotiated rate for each load hauled or, to a lesser extent, a contractually agreed-upon rate. Purchased transportation paid to railroads is based on either a negotiated rate for each load hauled or a contractually agreed-upon fixed rate. Purchased transportation paid to air cargo carriers is generally based on a negotiated rate for each load hauled and purchased transportation paid to ocean cargo carriers is generally based on contractually agreed-upon fixed rates. Purchased transportation as a percentage of revenue for truck brokerage, rail intermodal and ocean cargo services is normally higher than that of BCO Independent Contractor and air cargo services. Purchased transportation is the largest component of costs and expenses and, on a consolidated basis, increases or decreases as a percentage of consolidated revenue in proportion to changes in the percentage of consolidated revenue generated through BCO Independent Contractors and other third party capacity providers and revenue from the insurance segment. Purchased transportation as a percent of revenue also increases or decreases in relation to the availability of truck brokerage capacity and the price of fuel on revenue hauled by Truck Brokerage Carriers. Purchased transportation costs are recognized upon the completion of freight delivery.

Commissions to agents are based on contractually agreed-upon percentages of revenue or net revenue, defined as revenue less the cost of purchased transportation, or net revenue less a contractually agreed upon percentage of revenue retained by Landstar. Commissions to agents as a percentage of consolidated revenue will vary directly with fluctuations in the percentage of consolidated revenue generated by the various modes of transportation and revenue from the insurance segment and with changes in net revenue margin, defined as net revenue divided by revenue, on services provided by Truck Brokerage Carriers, railroads, air cargo carriers and ocean cargo carriers. Commissions to agents are recognized upon the completion of freight delivery.

The Company defines gross profit as revenue less the cost of purchased transportation and commissions to agents. Gross profit divided by revenue is referred to as gross profit margin. The Company’s operating margin is defined as operating income divided by gross profit.

In general, gross profit margin on revenue hauled by BCO Independent Contractors represents a fixed percentage of revenue due to the nature of the contracts that pay a fixed percentage of revenue to both the BCO Independent Contractors and independent commission sales agents. For revenue hauled by Truck Brokerage Carriers, gross profit margin is either fixed or variable as a percent of revenue, depending on the contract with each individual independent commission sales agent. Under certain contracts with independent commission sales agents, the Company retains a fixed percentage of revenue and the agent retains the amount remaining less the cost of purchased transportation (the “retention contracts”). Gross profit margin on revenue hauled by railroads, air cargo carriers, ocean cargo carriers and Truck Brokerage Carriers, other than those under retention contracts, is variable in nature as the Company’s contracts with independent commission sales agents provide commissions to agents at a contractually agreed upon percentage of net revenue for these types of loads. Approximately 59% of the Company’s consolidated revenue in 2013 was generated under contracts that have a fixed gross profit margin.

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

Potential liability associated with accidents in the trucking industry is severe and occurrences are unpredictable. For commercial trucking claims, Landstar retains liability up to $5,000,000 per occurrence. The Company also retains liability of up to $1,000,000 for each general liability claim, $250,000 for each workers’ compensation claim and up to $250,000 for each cargo claim. The Company’s exposure to liability associated with accidents incurred by Truck Brokerage Carriers, railroads and air and ocean cargo carriers who transport freight on behalf of the Company is reduced by various factors including the extent to which such carriers maintain their own insurance coverage. A material increase in the frequency or severity of accidents, cargo claims or workers’ compensation claims or the material unfavorable development of existing claims could have a material adverse effect on Landstar’s cost of insurance and claims and its results of operations.

Employee compensation and benefits account for over sixty percent of the Company’s selling, general and administrative costs.

Depreciation and amortization primarily relate to depreciation of trailing equipment and information technology hardware and software.

The following table sets forth the percentage relationship of purchased transportation and commissions to agents, both being direct costs, to revenue and indirect costs as a percentage of gross profit for the periods indicated:

	Fiscal Year
	2013	2012	2011
Revenue	100.0%	100.0%	100.0%
Purchased transportation	76.8	76.9	76.4
Commissions to agents	7.9	7.9	8.0

Gross profit margin	15.3%	15.2%	15.6%

Gross profit	100.0%	100.0%	100.0%
Investment income	0.4	0.4	0.4
Indirect costs and expenses:
Other operating costs, net of gains on asset dispositions	5.3	5.3	6.9
Insurance and claims	12.4	8.8	10.4
Selling, general and administrative	32.4	32.7	33.3
Depreciation and amortization	6.8	6.0	5.8

Total costs and expenses	56.9	52.8	56.4

Operating margin	43.4%	47.5%	44.0%

Fiscal Year Ended December 28, 2013 Compared to Fiscal Year Ended December 29, 2012

Revenue for fiscal year 2013 was $2,664,780,000, a decrease of $106,019,000, or 4%, compared to fiscal year 2012. Revenue decreased $106,713,000, or 4%, at the transportation logistics segment. The decrease in revenue at the transportation logistics segment was primarily attributable to a 2% decrease in each of the number of loads hauled and revenue per load. Revenue at the insurance segment, representing reinsurance premiums from third party insurance companies that provide insurance programs to BCO Independent Contractors where all or a portion of the risk of loss is ultimately borne by Signature, was $36,555,000 and $35,861,000 for fiscal years 2013 and 2012, respectively.

Truck transportation revenue hauled by BCO Independent Contractors and Truck Brokerage Carriers (together, the “third party truck capacity providers”) for fiscal year 2013, was $2,468,503,000, or 93% of total revenue, a decrease of $114,419,000, or 4%, compared to fiscal year 2012. The number of loads hauled and revenue per load from loads hauled by third party truck capacity providers in fiscal year 2013 each decreased approximately 2% compared to fiscal year 2012. The decrease in the number of loads hauled by third party truck capacity providers compared to fiscal 2012 was primarily due to general softness in demand for transportation services hauled via unsided/platform equipment and, to a lesser extent, transportation services provided via van equipment. The decrease in revenue per load on revenue hauled by third party truck capacity providers was due to a decrease in the number of loads hauled on unsided/platform equipment, which typically has a higher revenue per load, and a decrease in revenue per load on loads hauled on unsided/platform equipment. Fuel surcharges on Truck Brokerage Carrier revenue identified separately in billings to customers and included as a component of Truck Brokerage Carrier revenue were $110,722,000 and $114,426,000 in fiscal years 2013 and 2012, respectively. Fuel surcharges billed to customers on revenue hauled by BCO Independent Contractors are excluded from revenue.

Transportation revenue hauled by rail intermodal, air cargo and ocean cargo carriers (collectively, the “multimode capacity providers”) for fiscal year 2013, was $159,501,000, or 6% of total revenue, an increase of $7,671,000, or 5%, compared to fiscal year 2012. The number of loads hauled by multimode capacity providers in fiscal year 2013 increased approximately 2% compared to fiscal year 2012, and revenue per load on revenue hauled by multimode capacity providers increased approximately 3% over the same period. Revenue per load on revenue hauled by multimode capacity providers is influenced by many factors, including revenue mix among the various modes of transportation used, length of haul, complexity of freight, density of freight lanes, fuel costs and availability of capacity.

Purchased transportation was 76.8% and 76.9% of revenue in fiscal years 2013 and 2012, respectively. The decrease in purchased transportation as a percentage of revenue was primarily attributable to an increase in the percentage of revenue contributed by the insurance segment, which has no transportation costs. Commissions to agents were 7.9% of revenue in both fiscal years 2013 and 2012.

Investment income at the insurance segment was $1,475,000 and $1,563,000 in fiscal years 2013 and 2012, respectively. The decrease in investment income was primarily due to lower average rates of return on investments held by the insurance segment during fiscal year 2013.

Other operating costs were 5.3% of gross profit in each of fiscal years 2013 and 2012. Insurance and claims were 12.4% of gross profit in fiscal year 2013 and 8.8% of gross profit in fiscal year 2012. The increase in insurance and claims as a percentage of gross profit was primarily due to increased net unfavorable development of prior years’ claims estimates of $10,909,000, which primarily related to three claims, in fiscal year 2013 compared to $11,000 of net unfavorable development of prior years’ claims in fiscal year 2012. Selling, general and administrative costs were 32.4% of gross profit in fiscal year 2013 and 32.7% of gross profit in fiscal year 2012. The decrease in selling, general and administrative costs as a percentage of gross profit was primarily attributable to a decreased provision for bonuses under the Company’s incentive compensation plan, a decrease in the provision for customer bad debt, and decreased stock-based compensation expense, partially offset by the effect of decreased gross profit in fiscal year 2013. Depreciation and amortization was 6.8% of gross profit in fiscal year 2013 and 6.0% of gross profit in fiscal year 2012. The increase in depreciation and amortization as a percentage of gross profit was primarily due to depreciation on new trailing equipment that replaced older, fully depreciated trailing equipment and the effect of decreased gross profit in fiscal year 2013.

Interest and debt expense in fiscal year 2013 was $101,000 higher than fiscal year 2012. The increase in interest and debt expense was primarily attributable to higher average capital lease obligations related to financing the purchase of trailing equipment during 2013, partially offset by decreased average borrowings on the Company’s revolving credit facility.

The provisions for income taxes for both fiscal years 2013 and 2012 were based on estimated combined effective income tax rates of 38.2%, adjusted for discrete events, such as benefits resulting from disqualifying dispositions of the Company’s Common Stock by employees who obtained the stock through exercises of incentive stock options and benefits relating to uncertain tax positions for which the applicable statute of limitations expired. The effective income tax rates on income from continuing operations for fiscal years 2013 and 2012 were 37.2% and 36.0%, respectively, which were higher than the statutory federal income tax rate primarily as a result of state taxes, the meals and entertainment exclusion and non-deductible stock compensation expense, partially offset by recognition of benefits related to certain tax matters. The increase in the effective income tax rate in fiscal year 2013 compared to fiscal year 2012 was primarily due to decreased benefits relating to uncertain tax positions recognized in fiscal year 2013 compared to fiscal year 2012.

Income from continuing operations was $108,922,000, or $2.37 per common share ($2.36 per diluted share), in fiscal year 2013. Income from continuing operations was $126,566,000, or $2.71 per common share ($2.70 per diluted share), in fiscal year 2012.

Income from discontinued operations of $37,087,000, or $0.81 per common share ($0.80 per diluted share) in fiscal year 2013 included a gain on sale of $33,029,000, or $0.72 per common share ($0.71 per diluted share), net of income taxes of $19,145,000, and income from operations of $4,058,000, or $0.09 per common share ($0.09 per diluted share), net of income taxes of $2,615,000. Income from discontinued operations was $3,215,000, or $0.07 per common share ($0.07 per diluted share), net of income taxes of $1,905,000, in fiscal year 2012.

Net income was $146,009,000, or $3.17 per common share ($3.16 per diluted share), in fiscal year 2013. Net income was $129,781,000, or $2.78 per common share ($2.77 per diluted share), in fiscal year 2012.

Fiscal Year Ended December 29, 2012 Compared to Fiscal Year Ended December 31, 2011

Revenue for fiscal year 2012 was $2,770,799,000, an increase of $142,425,000, or 5%, compared to fiscal year 2011. Revenue increased $140,907,000, or 5%, at the transportation logistics segment. The increase in revenue at the transportation logistics segment was primarily attributable to a 4% increase in the number of loads hauled and an increased revenue per load of approximately 1%. Revenue at the insurance segment, representing reinsurance premiums from third party insurance companies that provide insurance programs to BCO Independent Contractors where all or a portion of the risk of loss is borne by Signature, was $35,861,000 and $34,343,000 for fiscal years 2012 and 2011, respectively.

Truck transportation revenue hauled by third party truck capacity providers for fiscal year 2012, was $2,582,922,000, or 93% of total revenue, an increase of $155,653,000, or 6%, compared to fiscal year 2011. The number of loads hauled by third party truck capacity providers in fiscal year 2012 increased 4% compared to fiscal year 2011, and revenue per load increased 2% compared to fiscal year 2011. The increase in the number of loads hauled by third party truck capacity providers was primarily attributable to increased loads hauled on unsided/platform trailing equipment and loads generated from the addition of new independent commission sales agents. The increase in revenue per load on revenue hauled by third party truck capacity providers was primarily attributable to both an increase in the number of loads hauled on unsided/platform equipment, which has a higher revenue per load, and a slight increase in the revenue per load billed on loads hauled on unsided/platform equipment. Fuel surcharges on Truck Brokerage Carrier revenue identified separately in billings to customers and included as a component of Truck Brokerage Carrier revenue were $114,426,000 and $101,114,000 in fiscal years 2012 and 2011, respectively. Fuel surcharges billed to customers on revenue hauled by BCO Independent Contractors are excluded from revenue.

Transportation revenue hauled by multimode capacity providers for fiscal year 2012, was $151,830,000, or 5% of total revenue, a decrease of $14,573,000, or 9%, compared to fiscal year 2011. The number of loads hauled by multimode capacity providers in fiscal year 2012 decreased 5% compared to fiscal year 2011, and revenue per load on revenue hauled by multimode capacity providers decreased 4% over the same period. The decrease in the number of loads hauled by multimode capacity providers was primarily attributable to decreased chartered air loads resulting partly from the termination of one independent commission sales agent in fiscal year 2012 plus lower demand for international air freight services. Revenue per load on revenue hauled by multimode capacity providers is influenced by many factors, including the revenue mix among the various modes of transportation used, length of haul, complexity of freight, density of freight lanes, fuel costs and availability of capacity.

Purchased transportation was 76.9% and 76.4% of revenue in fiscal years 2012 and 2011, respectively. The increase in purchased transportation as a percentage of revenue was primarily attributable to an increase in the percentage of revenue hauled by Truck Brokerage Carriers, which has a higher rate of purchased transportation, and increased rates of purchased transportation paid to Truck Brokerage Carriers. Commissions to agents were 7.9% and 8.0% of revenue in fiscal years 2012 and 2011, respectively. The decrease in commissions to agents as a percentage of revenue was primarily attributable to a decreased net revenue margin on revenue hauled by Truck Brokerage Carriers.

Investment income at the insurance segment was $1,563,000 and $1,705,000 in fiscal years 2012 and 2011, respectively. The decrease in investment income was primarily due to a lower average rate of return on investments held by the insurance segment during fiscal year 2012.

Other operating costs were 5.3% and 6.9% of gross profit in fiscal years 2012 and 2011, respectively. The decrease in other operating costs as a percentage of gross profit was primarily attributable to the effect of increased gross profit, increased gains on sales of trailing equipment, a decreased provision for contractor bad debt and decreased trailing equipment maintenance costs. Insurance and claims were 8.8% of gross profit in fiscal year 2012 and 10.4% of gross profit in fiscal year 2011. The decrease in insurance and claims as a percentage of gross profit was primarily due to an increase in the percent of gross profit contributed from revenue hauled by Truck Brokerage Carriers in fiscal year 2012, which has a lower liability exposure to the Company, and a decrease in the estimated severity of commercial trucking claims during 2012. Selling, general and administrative costs were 32.7% of gross profit in fiscal year 2012 and 33.3% of gross profit in fiscal year 2011. The decrease in selling, general and administrative costs as a percentage of gross profit was primarily attributable to the effect of increased gross profit, a decreased provision for bonuses under the Company’s incentive compensation plan and decreased legal fees. Depreciation and amortization was 6.0% of gross profit in fiscal year 2012 and 5.8% of gross profit in fiscal year 2011. The increase in depreciation and amortization as a percentage of gross profit was primarily due to depreciation on new trailing equipment that replaced older, fully depreciated trailing equipment in fiscal year 2012.

The provisions for income taxes for both fiscal years 2012 and 2011 were based on estimated combined effective income tax rates of 38.2%, adjusted for discrete events, such as benefits resulting from disqualifying dispositions of the Company’s Common Stock by employees who obtained the stock through exercises of incentive stock options and benefits relating to uncertain tax positions for which the applicable statute of limitations expired. The effective income tax rates on income from continuing operations for fiscal years 2012 and 2011 were 36.0% and 37.2%, respectively, which were higher than the statutory federal income tax rate primarily as a result of state taxes, the meals and entertainment exclusion and non-deductible stock compensation expense, partly offset by recognition of benefits relating to several uncertain tax positions. The decrease in the effective income tax rate in fiscal year 2012 was due to increased benefits relating to uncertain tax positions recognized in 2012 over 2011 and income tax benefits resulting from disqualifying disposition of the Company’s Common Stock by employees who obtained the stock through exercises of incentive stock options during 2012.

Income from continuing operations was $126,566,000, or $2.71 per common share ($2.70 per diluted share), in fiscal year 2012. Income from continuing operations was $111,543,000, or $2.35 per common share ($2.35 per diluted share), in fiscal year 2011.

Income from discontinued operations was $3,215,000, or $0.07 per common share ($0.07 per diluted share), in fiscal year 2012, net of income taxes of $1,905,000. Income from discontinued operations was $1,464,000, or $0.03 per common share ($0.03 per diluted share), net of income taxes of $1,013,000, in fiscal year 2011.

Net income was $129,781,000, or $2.78 per common share ($2.77 per diluted share), in fiscal year 2012. Net income was $113,007,000, or $2.38 per common share ($2.38 per diluted share), in fiscal year 2011.

Capital Resources and Liquidity

Working capital and the ratio of current assets to current liabilities were $306,808,000 and 1.8 to 1, respectively, at December 28, 2013, compared with $247,605,000 and 1.7 to 1, respectively, at December 29, 2012, and $220,679,000 and 1.7 to 1, respectively, at December 31, 2011. Landstar has historically operated with current ratios within the range of 1.5 to 1 to 2.0 to 1. Cash provided by operating activities of continuing operations was $152,645,000, $120,331,000, and $114,163,000 in 2013, 2012 and 2011, respectively. The increase in cash flow provided by operating activities of continuing operations for 2013 compared to 2012 was primarily attributable to the timing of payments. The increase in cash flow provided by operating activities of continuing operations for 2012 compared to 2011 was primarily attributable to the timing of collections of trade receivables and increased net income, partially offset by timing of payments.

On December 11, 2013, in connection with the sale of LSCS, the Company announced that its Board of Directors declared a special one-time cash dividend of $0.35 per share payable on January 16, 2014 to stockholders of record of its Common Stock as of December 27, 2013. The Company paid $0.73 per share and $0.21 per share, or $33,981,000 and $9,983,000 in cash dividends during 2012 and 2011, respectively. During

2013, the Company purchased 1,116,673 shares of its Common Stock at a total cost of $59,496,000. During 2012 and 2011, the Company purchased 524,674 and 1,206,111 shares of its Common Stock at a total cost of $25,826,000 and $50,450,000, respectively. The Company has used cash provided by operating activities and borrowings on the Company’s revolving credit facilities to fund the purchases. Since January 1997, the Company has purchased approximately $1,111,000,000 of its Common Stock under programs authorized by the Board of Directors of the Company in open market and private block transactions. As of December 28, 2013, the Company may purchase up to an additional 2,767,654 shares of its Common Stock under its authorized stock purchase programs. Long-term debt, including current maturities, was $101,505,000 at December 28, 2013, compared to $114,141,000 at December 29, 2012 and $132,342,000 at December 31, 2011.

Equity was $454,481,000, or 82% of total capitalization (defined as long-term debt including current maturities plus equity), at December 28, 2013, compared to $379,454,000, or 77% of total capitalization, at December 29, 2012 and $300,577,000, or 69% of total capitalization, at December 31, 2011. The increase in equity in 2013 over 2012 was primarily a result of net income, including the gain on the sale of discontinued operations, partially offset by purchases of shares of the Company’s Common Stock and dividends declared by the Company. The increase in equity in 2012 over 2011 was primarily a result of net income and the effect of the exercises of stock options during the period, partially offset by purchases of shares of the Company’s Common Stock and dividends declared by the Company.

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

At December 28, 2013, the Company had $5,000,000 in borrowings outstanding and $34,701,000 of letters of credit outstanding under the Credit Agreement. At December 28, 2013, there was $185,299,000 available for future borrowings under the Credit Agreement. In addition, the Company has $59,182,000 in letters of credit outstanding as collateral for insurance claims that are secured by investments totaling $65,758,000 at December 28, 2013. Investments, all of which are carried at fair value, include primarily investment-grade bonds and U.S. Treasury obligations having maturities of up to five years. Fair value of investments is based primarily on quoted market prices. See Notes to Consolidated Financial Statements for further discussion on measurement of fair value of investments.

Historically, the Company has generated sufficient operating cash flow to meet its debt service requirements, fund continued growth, both internal and through acquisitions, complete or execute share purchases of its Common Stock under authorized share purchase programs, pay dividends and meet working capital needs. As an asset-light provider of integrated transportation management solutions, the Company’s annual capital requirements for operating property are generally for trailing equipment and information technology hardware and software. In addition, a significant portion of the trailing equipment used by the Company is provided by third party capacity providers, thereby reducing the Company’s capital requirements. During 2013, 2012 and 2011, the Company’s continuing operations purchased $6,373,000, $5,388,000 and $3,624,000, respectively, of operating property and acquired $49,138,000, $43,077,000 and $34,044,000, respectively, of trailing equipment by entering into capital leases. Landstar anticipates acquiring approximately $57,000,000 in operating property, primarily new trailing equipment to replace older trailing equipment and information technology equipment, during fiscal year 2014 either by purchase or lease financing. The Company does not currently anticipate any other significant capital requirements in 2014. The sale of LSCS on December 28, 2013 generated cash proceeds, net of estimated income taxes and transaction costs, of approximately $53,000,000.

Management believes that cash flow from operations combined with the Company’s borrowing capacity under the Credit Agreement will be adequate to meet Landstar’s debt service requirements, fund continued growth, both internal and through acquisitions, pay dividends, complete the authorized share purchase programs and meet working capital needs.

Contractual Obligations and Commitments

At December 28, 2013, the Company’s obligations and commitments to make future payments under contracts, such as debt and lease agreements, were as follows (in thousands):

	Payments Due By Period
Contractual Obligation	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term debt obligations	$5,000			$5,000
Capital lease obligations	100,722	$30,453	$51,741	18,528	—
Operating lease obligations	2,165	977	1,099	89	—
Purchase obligations	10,417	8,058	1,809	550	—

	$118,304	$39,488	$54,649	$24,167	$—

Long-term debt obligations represent borrowings under the Credit Agreement and do not include interest. Capital lease obligations above include $4,217,000 of imputed interest. At December 28, 2013, the Company has gross unrecognized tax benefits of $2,261,000. This amount is excluded from the table above as the Company cannot reasonably estimate the period of cash settlement with the respective taxing authorities. At December 28, 2013, the Company has insurance claims liabilities of $116,451,000. This amount is excluded from the table above as the Company cannot reasonably estimate the period of cash settlement on these liabilities. The short-term portion of the insurance claims liability is reported on the consolidated balance sheets primarily on an actuarially determined basis.

Off-Balance Sheet Arrangements

As of December 28, 2013, the Company had no off-balance sheet arrangements, other than operating leases as disclosed in the table of Contractual Obligations and Commitments above, that have or are reasonably likely to have a current or future material effect on the Company’s financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

Legal Matters

As further described in periodic and current reports previously filed by the Company with the Securities and Exchange Commission (the “SEC”), on September 23, 2011, a jury sitting in a state court in Cobb County, Georgia, entered a damage award of approximately $40.2 million (such amount, plus pre-judgment interest, attorney fees and post-judgment interest awarded to the plaintiffs are collectively referred to herein as the “Damage Award”) against Landstar Ranger, Inc., Landstar System Holdings, Inc. and Landstar System, Inc. (the “Landstar Defendants”). The Damage Award arises out of an accident that occurred in February 2007 involving a BCO Independent Contractor leased to Landstar Ranger, Inc. On May 28, 2013, the trial court issued an order denying the Landstar Defendants’ post-trial motions for directed verdict and a new trial and entered an amended judgment that revised the Damage Award to include approximately $1.0 million of pre-judgment interest, $14.0 million of attorney fees and post-judgment interest at the rate of 6.25% per annum from and after September 23, 2011 on the aggregate sum of approximately $55.2 million awarded to the plaintiffs. Under the terms of the commercial trucking insurance program that Landstar had in place in 2007, Landstar retained liability for up to $5 million with respect to the accident giving rise to the Damage Award. Landstar has third party insurance and/or reinsurance policies in place that are expected to provide coverage for all amounts of the Damage Award in excess of such retention, including all related out-of-pocket expenses, such as the costs of an appeal bond, interest and attorney fees comprising the Damage Award that may be entered by the trial court or an appellate court in the future. The Company recorded a $5 million charge representing its self-insured retention in respect of this accident in the consolidated financial results of the Company in the 2007 first quarter. Accordingly, that portion of the Damage Award has been previously recorded by the Company and therefore did not reduce consolidated operating income or net income for the Company’s 2011, 2012 or 2013 fiscal years. Under the terms of the Company’s insurance policies, the Company is the primary obligor of the amount of the Damage Award, and as such, the Company has reported a $60.7 million receivable from the third party insurance providers in other receivables and a corresponding liability of the same amount in insurance claims in the consolidated balance sheets at December 28, 2013. The Landstar Defendants have filed an appeal of the Damage Award in the Court of Appeals for the State of Georgia and have posted the requisite supersedeas bond. No assurances can be given regarding the outcome of any such appeal, including as to the impact of the Damage Award on the premiums charged by the Company’s third party insurers from time to time for commercial trucking insurance.

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

Critical Accounting Policies and Estimates

The allowance for doubtful accounts for both trade and other receivables represents management’s estimate of the amount of outstanding receivables that will not be collected. Historically, management’s estimates for uncollectible receivables have been materially correct. Although management believes the amount of the allowance for both trade and other receivables at December 28, 2013 is appropriate, a prolonged period of low or no economic growth may adversely affect the collection of these receivables. In addition, liquidity concerns and/or unanticipated bankruptcy proceedings at any of the Company’s larger customers in which the Company is carrying a significant receivable could result in an increase in the provision for uncollectible receivables and have a significant impact on the Company’s results of operations in a given quarter or year. However, it is not expected that an uncollectible accounts receivable resulting from an individual customer would have a significant impact on the Company’s financial condition. Conversely, a more robust economic environment or the recovery of a previously provided for uncollectible receivable from an individual customer may result in the realization of some portion of the estimated uncollectible receivables.

Landstar provides for the estimated costs of self-insured claims primarily on an actuarial basis. The amount recorded for the estimated liability for claims incurred is based upon the facts and circumstances known on the applicable balance sheet date. The ultimate resolution of these claims may be for an amount greater or less than the amount estimated by management. The Company continually revises its existing claim estimates as new or revised information becomes available on the status of each claim. Historically, the Company has experienced both favorable and unfavorable development of prior years’ claims estimates. During fiscal year 2013, insurance and claims costs included $10,909,000 of net unfavorable adjustments to prior years’ claims estimates. During fiscal years 2012 and 2011, insurance and claims costs included $11,000 of net unfavorable and $505,000 of net favorable adjustments to prior years’ claims estimates, respectively. The majority of the unfavorable development of prior years’ claims in the 2013 fiscal year related to three claims. It is reasonably likely that the ultimate outcome of settling all outstanding claims will be more or less than the estimated claims reserve at December 28, 2013.

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

Significant variances from management’s estimates for the amount of uncollectible receivables, the ultimate resolution of self-insured claims and the provision for uncertainty in income tax positions could each be expected to positively or negatively affect Landstar’s earnings in a given quarter or year. However, management believes that the ultimate resolution of these items, given a range of reasonably likely outcomes, will not significantly affect the long-term financial condition of Landstar or its ability to fund its continuing operations.

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

Depending upon the specific type of borrowing, borrowings under the Credit Agreement bear interest based on either (a) the prime rate, (b) the federal funds effective rate, (c) the rate at the time offered to JPMorgan Chase Bank, N.A. in the Eurodollar market or (d) the London Interbank Offered Rate, plus a margin that is determined based on the level of the Company’s Leverage Ratio, as defined in the Credit Agreement. As of December 28,

2013 and December 29, 2012, the weighted average interest rate on borrowings outstanding was 1.42% and 1.22%, respectively. During the fourth quarter of 2013 and 2012, the average outstanding balance under the Credit Agreement was approximately $10,824,000 and $34,882,000, respectively. Assuming that debt levels on the Credit Agreement remain at $5,000,000, the balance at December 28, 2013, a hypothetical increase of 100 basis points in current rates provided for under the Credit Agreement is estimated to result in an increase in interest expense of $50,000 on an annualized basis. Based on the borrowing rates in the Credit Agreement and the repayment terms, the fair value of the outstanding borrowings as of December 28, 2013 was estimated to approximate carrying value. All amounts outstanding under the Credit Agreement are payable on June 29, 2017, the maturity date of the Credit Agreement.

Long-term investments, all of which are available-for-sale and are carried at fair value, include primarily investment-grade bonds and U.S. Treasury obligations having maturities of up to five years. Assuming that the long-term portion of investments remains at $67,598,000, the balance at December 28, 2013, a hypothetical increase or decrease in interest rates of 100 basis points would not have a material impact on future earnings on an annualized basis. Short-term investments consist of short-term investment-grade instruments and the current maturities of investment-grade corporate bonds and U.S. Treasury obligations. Accordingly, any future interest rate risk on these short-term investments would not be material.

Assets and liabilities of the Company’s Canadian operation are translated from their functional currency to U.S. dollars using exchange rates in effect at the balance sheet date and revenue and expense accounts are translated at average monthly exchange rates during the period. Adjustments resulting from the translation process are included in accumulated other comprehensive income. Transactional gains and losses arising from receivable and payable balances, including intercompany balances, in the normal course of business that are denominated in a currency other than the functional currency of the operation are recorded in the statements of income when they occur. The assets held at the Company’s Canadian subsidiary at December 28, 2013 were, as translated to U.S. dollars, approximately 1% of total consolidated assets. Accordingly, any translation gain or loss related to the Canadian operation would not be material.

Item 8.	Financial Statements and Supplementary Data

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

	Dec. 28, 2013	Dec. 29, 2012
ASSETS
Current Assets
Cash and cash equivalents	$180,302	$74,284
Short-term investments	34,939	35,528
Trade accounts receivable, less allowance of $3,773 and $8,650	378,732	408,787
Other receivables, including advances to independent contractors, less allowance of $4,253 and $4,657	73,903	55,278
Deferred income taxes and other current assets	14,592	18,067

Total current assets	682,468	591,944

Operating property, less accumulated depreciation and amortization of $157,985 and $158,999	177,329	158,953
Goodwill	31,134	57,470
Other assets	79,765	71,054

Total assets	$970,696	$879,421

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Cash overdraft	$27,780	$33,647
Accounts payable	157,796	188,981
Current maturities of long-term debt	27,567	19,016
Insurance claims	92,280	64,509
Other current liabilities	70,237	38,186

Total current liabilities	375,660	344,339

Long-term debt, excluding current maturities	73,938	95,125
Insurance claims	24,171	21,896
Deferred income taxes and other noncurrent liabilities	42,446	38,607
Shareholders’ Equity
Common stock, $0.01 par value, authorized 160,000,000 shares, issued 67,017,858 and 66,859,864 shares	670	669
Additional paid-in capital	179,807	173,976
Retained earnings	1,173,044	1,042,956
Cost of 21,528,693 and 20,411,736 shares of common stock in treasury	(899,028)	(839,517)
Accumulated other comprehensive income (loss)	(12)	1,370

Total shareholders’ equity	454,481	379,454

Total liabilities and shareholders’ equity	$970,696	$879,421

See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share amounts)

	Fiscal Years Ended
	Dec. 28, 2013	Dec. 29, 2012	Dec. 31, 2011
Revenue	$2,664,780	$2,770,799	$2,628,374
Investment income	1,475	1,563	1,705
Costs and expenses:
Purchased transportation	2,046,927	2,130,323	2,007,666
Commissions to agents	211,355	218,122	209,917
Other operating costs, net of gains on asset dispositions	21,568	22,582	28,285
Insurance and claims	50,438	37,289	42,638
Selling, general and administrative	131,710	138,094	136,841
Depreciation and amortization	27,667	25,213	23,905

Total costs and expenses	2,489,665	2,571,623	2,449,252

Operating income	176,590	200,739	180,827
Interest and debt expense	3,211	3,110	3,109

Income from continuing operations before income taxes	173,379	197,629	177,718
Income taxes	64,457	71,063	66,175

Income from continuing operations	108,922	126,566	111,543
Discontinued operations:
Income from discontinued operations, net of income taxes	4,058	3,215	1,464
Gain on sale of discontinued operations, net of income taxes	33,029	—	—

Income from discontinued operations, net of income taxes	37,087	3,215	1,464

Net income	$146,009	$129,781	$113,007

Earnings per common share:
Income from continuing operations	$2.37	$2.71	$2.35
Income from discontinued operations	0.81	0.07	0.03
Earnings per common share	3.17	2.78	2.38
Diluted earnings per share:
Income from continuing operations	$2.36	$2.70	$2.35
Income from discontinued operations	0.80	0.07	0.03
Diluted earnings per share	3.16	2.77	2.38
Average number of shares outstanding:
Earnings per common share	46,039,000	46,698,000	47,444,000

Diluted earnings per share	46,210,000	46,877,000	47,524,000

Dividends per common share	$0.35	$0.73	$0.21

See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

	Fiscal Years Ended
	Dec. 28, 2013	Dec. 29, 2012	Dec. 31, 2011
Net income	$146,009	$129,781	$113,007
Other comprehensive income (loss):
Unrealized holding (losses) gains on available-for-sale investments, net of tax benefit (expense) of $365, ($221) and ($9)	(664)	400	17
Foreign currency translation gains (losses)	(718)	243	(171)

Other comprehensive (loss) income	(1,382)	643	(154)

Comprehensive income	$144,627	$130,424	$112,853

See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Fiscal Years Ended
	Dec. 28, 2013	Dec. 29, 2012	Dec. 31, 2011
OPERATING ACTIVITIES OF CONTINUING OPERATIONS
Net income	$146,009	$129,781	$113,007
Adjustments to reconcile net income to net cash provided by operating activities of continuing operations:
Discontinued operations	(37,087)	(3,215)	(1,464)
Depreciation and amortization of operating property	27,667	25,213	23,905
Non-cash interest charges	219	218	218
Provisions for losses on trade and other accounts receivable	3,755	4,886	7,626
Gains on sales/disposals of operating property	(3,352)	(2,815)	(274)
Deferred income taxes, net	4,700	4,261	10,071
Stock-based compensation	4,911	6,149	5,012
Changes in operating assets and liabilities, net of discontinued operations:
Increase in trade and other accounts receivable	(28,584)	(35,140)	(95,349)
Decrease (increase) in other assets	(1,214)	2,547	1,930
Increase in accounts payable	8,881	13,018	21,583
Decrease in other liabilities	(3,308)	(6,857)	(4,537)
Increase (decrease) in insurance claims	30,048	(17,715)	32,435

NET CASH PROVIDED BY OPERATING ACTIVITIES OF CONTINUING OPERATIONS	152,645	120,331	114,163

INVESTING ACTIVITIES OF CONTINUING OPERATIONS
Sales and maturities of investments	38,777	33,028	67,174
Purchases of investments	(50,613)	(56,897)	(58,413)
Purchases of operating property	(6,373)	(5,388)	(3,624)
Proceeds from sales of operating property	9,711	9,730	4,385
Proceeds from sale of discontinued operations	74,505	—	—

NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES OF CONTINUING OPERATIONS	66,007	(19,527)	9,522

FINANCING ACTIVITIES OF CONTINUING OPERATIONS
Increase (decrease) in cash overdraft	2,617	(339)	938
Dividends on common stock	—	(33,981)	(9,983)
Proceeds from exercises of stock options	2,323	4,383	1,025
Taxes paid in lieu of shares issued related to stock-based compensation plans	(1,766)	(3,023)	(102)
Excess (shortfall) tax effect on stock option exercises	349	751	(683)
Borrowings on revolving credit facility	—	60,000	10,000
Purchases of common stock	(59,496)	(25,826)	(50,450)
Principal payments on long-term debt and capital lease obligations	(61,774)	(121,278)	(33,245)
Purchase of noncontrolling interest	—	—	(8,000)

NET CASH USED BY FINANCING ACTIVITIES OF CONTINUING OPERATIONS	(117,747)	(119,313)	(90,500)

Cash flows from discontinued operations:
Operating activities of discontinued operations	9,368	5,253	3,871
Investing activities of discontinued operations	(168)	(1,684)	(713)
Financing activities of discontinued operations	(3,369)	8,081	22

Net cash provided by discontinued operations	5,831	11,650	3,180

Effect of exchange rate changes on cash and cash equivalents	(718)	243	(171)

Increase (decrease) in cash and cash equivalents	106,018	(6,616)	36,194
Cash and cash equivalents at beginning of period	74,284	80,900	44,706

Cash and cash equivalents at end of period	$180,302	$74,284	$80,900

See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Fiscal Years Ended December 28, 2013,

December 29, 2012 and December 31, 2011

(Dollars in thousands)

	Landstar System, Inc. and Subsidiary Shareholders
	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock at Cost		Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest	Total

	Shares	Amount			Shares	Amount
Balance December 25, 2010	66,535,169	$665	$169,268	$844,132	18,674,902	$(763,182)	$881	$(797)	$250,967
Net income (loss)				113,007				(62)	112,945
Dividends paid ($0.21 per share)				(9,983)					(9,983)
Purchases of common stock					1,206,111	(50,450)			(50,450)
Purchase of noncontrolling interest			(8,859)					859	(8,000)
Issuance of stock related to stock-based compensation plans, including excess tax effect	67,317	1	291		1,276	(52)			240
Stock-based compensation			5,012						5,012
Other comprehensive loss							(154)		(154)

Balance December 31, 2011	66,602,486	$666	$165,712	$947,156	19,882,289	$(813,684)	$727	$—	$300,577
Net income				129,781					129,781
Dividends paid ($0.73 per share)				(33,981)					(33,981)
Purchases of common stock					524,674	(25,826)			(25,826)
Issuance of stock related to stock-based compensation plans, including excess tax effect	257,378	3	2,115		4,773	(7)			2,111
Stock-based compensation			6,149						6,149
Other comprehensive income							643		643

Balance December 29, 2012	66,859,864	$669	$173,976	$1,042,956	20,411,736	$(839,517)	$1,370	$—	$379,454
Net income				146,009					146,009
Dividends ($0.35 per share)				(15,921)					(15,921)
Purchases of common stock					1,116,673	(59,496)			(59,496)
Issuance of stock related to stock-based compensation plans, including excess tax effect	157,994	1	920		284	(15)			906
Stock-based compensation			4,911						4,911
Other comprehensive loss							(1,382)		(1,382)

Balance December 28, 2013	67,017,858	$670	$179,807	$1,173,044	21,528,693	$(899,028)	$(12)	$—	$454,481

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

On December 28, 2013, the Company completed the sale of Landstar Supply Chain Solutions, Inc., a Delaware corporation, including its wholly owned subsidiary, Landstar Supply Chain Solutions LLC (collectively, “LSCS”), which was part of the Company’s transportation logistics segment, to XPO Logistics, Inc. (“XPO”). The operating results of LSCS along with the gain on sale are reported in the consolidated financial statements as discontinued operations.

On December 11, 2013, in connection with the sale of LSCS, the Company announced that its Board of Directors declared a special one-time cash dividend of $0.35 per share payable on January 16, 2014 to stockholders of record of its Common Stock as of December 27, 2013. Dividends payable of $15,921,000 related to this one-time dividend are included in other current liabilities in the consolidated balance sheets at December 28, 2013.

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

Insurance Claim Costs

Landstar provides, primarily on an actuarially determined basis, for the estimated costs of cargo, property, casualty, general liability and workers’ compensation claims both reported and for claims incurred but not reported. Landstar retains liability for individual commercial trucking claims up to $5,000,000 per occurrence. The Company also retains liability of up to $1,000,000 for each general liability claim, $250,000 for each workers’ compensation claim and up to $250,000 for each cargo claim.

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

Trade and Other Receivables

The allowance for doubtful accounts for both trade and other receivables represents management’s estimate of the amount of outstanding receivables that will not be collected. Estimates are used to determine the allowance for doubtful accounts for both trade and other receivables and are generally based on specific identification, historical collection results, current economic trends and changes in payment terms. Following is a summary of the activity in the allowance for doubtful accounts for fiscal years ending December 28, 2013, December 29, 2012 and December 31, 2011 (in thousands):

	Balance at Beginning of Period	Charged to Costs and Expenses	Write-offs, Net of Recoveries	Balance at End of Period
For the Fiscal Year Ended December 28, 2013
Trade receivables	$8,650	$1,801	$(6,678)	$3,773
Other receivables	5,612	1,929	(2,547)	4,994
Other non-current receivables	239	6	(23)	222

	$14,501	$3,736	$(9,248)	$8,989

For the Fiscal Year Ended December 29, 2012
Trade receivables	$6,591	$4,368	$(2,309)	$8,650
Other receivables	7,768	610	(2,766)	5,612
Other non-current receivables	274	6	(41)	239

	$14,633	$4,984	$(5,116)	$14,501

For the Fiscal Year Ended December 31, 2011
Trade receivables	$5,324	$4,503	$(3,236)	$6,591
Other receivables	7,499	3,293	(3,024)	7,768
Other non-current receivables	312	8	(46)	274

	$13,135	$7,804	$(6,306)	$14,633

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Operating Property

Operating property is recorded at cost. Depreciation is provided on a straight-line basis over the estimated useful lives of the related assets. Buildings and improvements are being depreciated over 30 years. Trailing equipment is being depreciated over 7 to 10 years. Information technology hardware and software included in other equipment is generally being depreciated over 3 to 7 years.

Goodwill

Goodwill represents the excess of the purchase price paid over the fair value of the net assets of acquired businesses. The Company has one reporting unit within the transportation logistics segment that reports goodwill. The Company tests for impairment of goodwill at least annually, typically in the fourth quarter, based on a two-step impairment test. The first step compares the fair value of the reporting unit with its carrying amount, including goodwill. Fair value of the reporting unit is estimated using a discounted cash flow model. The model includes a number of significant assumptions and estimates including future cash flows and discount rates. If the carrying amount exceeds fair value under the first step of the impairment test, then the second step is performed to measure the amount of any impairment loss. Only the first step of the impairment test was required in 2013 as the estimated fair value of the reporting unit significantly exceeded carrying value.

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

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table provides a reconciliation of the average number of common shares outstanding used to calculate earnings per common share to the average number of common shares and common share equivalents outstanding used to calculate diluted earnings per share (in thousands):

	Fiscal Year
	2013	2012	2011
Average number of common shares outstanding	46,039	46,698	47,444
Incremental shares from assumed exercises of stock options	171	179	80

Average number of common shares and common share equivalents outstanding	46,210	46,877	47,524

For the fiscal years ended December 28, 2013, December 29, 2012 and December 31, 2011, there were 143,000, 321,000 and 220,244 options outstanding, respectively, to purchase shares of Common Stock excluded from the calculation of diluted earnings per share because they were antidilutive. Outstanding RSUs were excluded from the calculation of diluted earnings per share for all periods because the performance metric requirements for vesting had not been satisfied.

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

(2)    Discontinued Operations

On December 28, 2013, the Company completed the sale of Landstar Supply Chain Solutions, Inc., a Delaware corporation, including its wholly owned subsidiary, Landstar Supply Chain Solutions LLC (collectively, “LSCS”), which was part of the Company’s Transportation Logistics segment, to XPO Logistics, Inc. (“XPO”). XPO paid a purchase price of $87 million in cash (the “Purchase Price”) as consideration for its acquisition of LSCS. The Purchase Price is subject to customary post-closing adjustments. The operating results of LSCS along with the gain on sale are reported in the consolidated financial statements as discontinued operations. The sale resulted in a gain on the sale of discontinued operations of $33 million, or $0.71 per diluted share.

The following tables summarize the discontinued operations activity in the consolidated statements of income and cash flows for the fiscal years ended December 28, 2013, December 29, 2012 and December 31, 2011 (in thousands):

	Fiscal Year
	2013	2012	2011
Revenue	$21,173	$22,621	$20,708

Income from discontinued operations before income taxes	6,673	5,120	2,477
Gain on sale of discontinued operations before income taxes	52,174	—	—

Income from discontinued operations before income taxes	58,847	5,120	2,477
Income taxes on income from discontinued operations	2,615	1,905	1,013
Income taxes on gain on sale of discontinued operations	19,145	—	—

Income from discontinued operations, net of income taxes	$37,087	$3,215	$1,464

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(3)    Other Comprehensive Income

The following table presents the components of and changes in accumulated other comprehensive income, net of related income taxes, as of and for the fiscal years ended December 28, 2013, December 29, 2012 and December 31, 2011 (in thousands):

	Unrealized Gains (Losses) on Available-for-Sale Securities	Foreign Currency Translation	Total
Balance as of December 25, 2010	$491	$390	$881
Other comprehensive income (loss)	17	(171)	(154)

Balance as of December 31, 2011	508	219	727
Other comprehensive income	400	243	643

Balance as of December 29, 2012	908	462	1,370
Other comprehensive loss	(664)	(718)	(1,382)

Balance as of December 28, 2013	$244	$(256)	$(12)

Amounts reclassified from accumulated other comprehensive income to investment income due to the realization of previously unrealized gains and losses in the accompanying consolidated statements of income were not significant for the fiscal years ended December 28, 2013, December 29, 2012 and December 31, 2011.

(4)    Investments

Investments include primarily investment-grade corporate bonds and U.S. Treasury obligations having maturities of up to five years (the “bond portfolio”). Investments in the bond portfolio are reported as available-for-sale and are carried at fair value. Investments maturing less than one year from the balance sheet date are included in short-term investments and investments maturing more than one year from the balance sheet date are included in other assets in the consolidated balance sheets. Management performs an analysis of the nature of the unrealized losses on available-for-sale investments to determine whether such losses are other-than-temporary. Unrealized losses, representing the excess of the purchase price of an investment over its fair value as of the end of a period, considered to be other-than-temporary, are to be included as a charge in the statement of income, while unrealized losses considered to be temporary are to be included as a component of shareholders’ equity. Investments whose values are based on quoted market prices in active markets are classified within Level 1. Investments that trade in markets that are not considered to be active, but are valued based on quoted market prices, are classified within Level 2. As Level 2 investments include positions that are not traded in active markets, valuations may be adjusted to reflect illiquidity and/or non-transferability, which are generally based on available market information. Any transfers between levels are recognized as of the beginning of any reporting period. Fair value of the bond portfolio was determined using Level 1 inputs related to U.S. Treasury obligations and money market investments and Level 2 inputs related to investment-grade corporate bonds, asset-backed securities and direct obligations of government agencies. Unrealized gains, net of unrealized losses, on the investments in the bond portfolio were $378,000 and $1,407,000 at December 28, 2013 and December 29, 2012, respectively.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The amortized cost and fair values of available-for-sale investments are as follows at December 28, 2013 and December 29, 2012 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

December 28, 2013
Money market investments	$2,499	$—	$—	$2,499
Asset-backed securities	4,350	19	72	4,297
Corporate bonds and direct obligations of government agencies	76,786	783	370	77,199
U.S. Treasury obligations	18,524	31	13	18,542

Total	$102,159	$833	$455	$102,537

December 29, 2012
Money market investments	$2,865	$—	$—	$2,865
Asset-backed securities	2,175	73	—	2,248
Corporate bonds and direct obligations of government agencies	69,173	1,294	6	70,461
U.S. Treasury obligations	16,782	47	1	16,828

Total	$90,995	$1,414	$7	$92,402

For those available-for-sale investments with unrealized losses at December 28, 2013 and December 29, 2012, the following table summarizes the duration of the unrealized loss (in thousands):

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
December 28, 2013
Asset-backed securities	$3,429	$72	$—	$—	$3,429	$72
Corporate bonds and direct obligations of government agencies	22,169	370	—	—	22,169	370
U.S. Treasury obligations	757	13	—	—	757	13

Total	$26,355	$455	$—	$—	$26,355	$455

December 29, 2012
Corporate bonds and direct obligations of government agencies	$3,387	$6	$—	$—	$3,387	$6
U.S. Treasury obligations	770	1	—	—	770	1

Total	$4,157	$7	$—	$—	$4,157	$7

The Company believes that unrealized losses on investments were primarily caused by rising interest rates rather than changes in credit quality. The Company expects to recover the amortized cost basis of these securities as it does not intend to sell and does not anticipate being required to sell these securities before recovery of the cost basis. For these reasons, the Company does not consider the unrealized losses on these securities to be other-than-temporary at December 28, 2013.

Short-term investments include $34,939,000 in current maturities of investments held by the Company’s insurance segment at December 28, 2013. The non-current portion of the bond portfolio of $67,598,000 is

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

included in other assets. The short-term investments, together with $30,819,000 of non-current investments, provide collateral for the $59,182,000 of letters of credit issued to guarantee payment of insurance claims.

Investment income represents the earnings on the insurance segment’s assets. Investment income earned from the assets of the insurance segment are included as a component of operating income as the investment of these assets is critical to providing collateral, liquidity and earnings with respect to the operation of the Company’s insurance programs.

(5)    Income Taxes

The provisions for income taxes consisted of the following (in thousands):

	Fiscal Year
	2013	2012	2011
Current:
Federal	$53,089	$64,148	$53,123
State	4,643	2,305	3,184
Canadian	683	1,013	1,023

Total current	$58,415	$67,466	$57,330

Deferred:
Federal	$5,758	$3,462	$8,403
State	284	135	442

Total deferred	$6,042	$3,597	$8,845

Income taxes	$64,457	$71,063	$66,175

Temporary differences and carryforwards which gave rise to deferred tax assets and liabilities consisted of the following (in thousands):

	Dec. 28, 2013	Dec. 29, 2012
Deferred tax assets:
Receivable valuations	$3,354	$5,386
Share-based payments	3,458	4,182
Self-insured claims	5,180	5,541
Other	3,863	5,076

Total deferred tax assets	$15,855	$20,185

Deferred tax liabilities:
Operating property	$41,933	$39,469
Goodwill	5,553	7,190
Other	1,960	2,417

Total deferred tax liabilities	$49,446	$49,076

Net deferred tax liability	$33,591	$28,891

Income from discontinued operations included a deferred tax benefit of $1,342,000 in 2013.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the differences between income taxes calculated at the federal income tax rate of 35% on income from continuing operations before income taxes and the provisions for income taxes (in thousands):

	Fiscal Year
	2013	2012	2011
Income taxes at federal income tax rate	$60,683	$69,170	$62,201
State income taxes, net of federal income tax benefit	3,260	1,486	2,257
Meals and entertainment exclusion	919	919	972
Share-based payments	184	(122)	708
Other, net	(589)	(390)	37

Income taxes	$64,457	$71,063	$66,175

The Company files a consolidated U.S. federal income tax return. The Company or its subsidiaries file state tax returns in the majority of the U.S. state tax jurisdictions. With few exceptions, the Company and its subsidiaries are no longer subject to U.S. federal or state income tax examinations by tax authorities for 2009 and prior years. The Company’s wholly owned Canadian subsidiary, Landstar Canada, Inc., is subject to Canadian income and other taxes.

As of December 28, 2013 and December 29, 2012, the Company had $1,583,000 and $1,643,000, respectively, of net unrecognized tax benefits representing the provision for the uncertainty of certain tax positions plus a component of interest and penalties. Estimated interest and penalties on the provision for the uncertainty of certain tax positions is included in income tax expense. At December 28, 2013 and December 29, 2012 there was $628,000 and $626,000, respectively, accrued for estimated interest and penalties related to the uncertainty of certain tax positions. The Company does not currently anticipate any significant increase or decrease to the unrecognized tax benefit during 2014.

The following table summarizes the rollforward of the total amounts of gross unrecognized tax benefits for fiscal years 2013 and 2012 (in thousands):

	Fiscal Year
	2013	2012
Gross unrecognized tax benefits — beginning of the year	$2,329	$7,364
Gross increases related to current year tax positions	303	373
Gross increases related to prior year tax positions	111	929
Gross decreases related to prior year tax positions	(104)	(5,212)
Settlements	(72)	(246)
Lapse of statute of limitations	(306)	(879)

Gross unrecognized tax benefits — end of the year	$2,261	$2,329

Landstar paid income taxes of $64,255,000 in 2013, $71,033,000 in 2012 and $59,442,000 in 2011.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(6)    Operating Property

Operating property is summarized as follows (in thousands):

	Dec. 28, 2013	Dec. 29, 2012
Land	$9,148	$7,982
Buildings and improvements	33,160	33,622
Trailing equipment	245,430	230,213
Other equipment	47,576	46,135

Total operating property, gross	335,314	317,952
Less accumulated depreciation and amortization	157,985	158,999

Total operating property, net	$177,329	$158,953

Included above is $144,503,000 in 2013 and $98,054,000 in 2012 of operating property under capital leases, $116,379,000 and $82,833,000, respectively, net of accumulated amortization. Landstar acquired operating property by entering into capital leases in the amount of $49,138,000 in 2013, $43,077,000 in 2012 and $34,044,000 in 2011.

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

The expense from continuing operations for the Company-sponsored defined contribution plan included in selling, general and administrative expense was $1,693,000 in 2013, $1,660,000 in 2012 and $1,611,000 in 2011.

(8)    Debt

Long-term debt is summarized as follows (in thousands):

	Dec. 28, 2013	Dec. 29, 2012
Capital leases	$96,505	$74,141
Revolving credit facility	5,000	40,000

	101,505	114,141
Less current maturities	27,567	19,016

Total long-term debt	$73,938	$95,125

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

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Depending upon the specific type of borrowing, borrowings under the Credit Agreement bear interest based on either (a) the prime rate, (b) the federal funds effective rate, (c) the rate at the time offered to JPMorgan Chase Bank, N.A. in the Eurodollar market or (d) the London Interbank Offered Rate, plus a margin that is determined based on the level of the Company’s Leverage Ratio, as defined in the Credit Agreement. The unused portion of the revolving credit facility under the Credit Agreement carries a commitment fee determined based on the level of the Leverage Ratio. The commitment fee for the unused portion of the revolving credit facility under the Credit Agreement ranges from .15% to .35%, based on achieving certain levels of the Leverage Ratio. As of December 28, 2013, the weighted average interest rate on borrowings outstanding was 1.42%.

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

Landstar paid interest of $3,175,000 in 2013, $3,156,000 in 2012 and $3,133,000 in 2011.

(9)    Leases

The future minimum lease payments under all noncancelable leases at December 28, 2013, principally for trailing equipment, are shown in the following table (in thousands):

	Capital Leases	Operating Leases
2014	$30,453	$977
2015	27,263	750
2016	24,478	349
2017	14,265	63
2018	4,263	26

	100,722	$2,165

Less amount representing interest (2.0% to 4.5%)	4,217

Present value of minimum lease payments	$96,505

Total rent expense/income from continuing operations, net of sublease income, was $1,238,000 income in 2013, $497,000 expense in 2012 and $475,000 expense in 2011.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(10)    Share-Based Payment Arrangements

As of December 28, 2013, the Company had two employee equity incentive plans, the 2002 employee stock option and stock incentive plan (the “ESOSIP”) and the 2011 equity incentive plan (the “2011 EIP”). No further grants can be made under the ESOSIP. The Company also has two stock compensation plans for members of its Board of Directors, the 2003 Directors Stock Compensation Plan (the “2003 DSCP”) and the 2013 Directors Stock Compensation Plan (the “2013 DSCP”). In May 2013, the Company’s stockholders approved the 2013 DSCP. The provisions of the 2013 DSCP are substantially similar to the provisions of the 2003 DSCP. 115,000 shares of the Company’s Common Stock were authorized for issuance under the 2013 DSCP. No further grants can be made under the 2003 DSCP, including 113,704 shares of the Company’s Common Stock previously reserved for issuance, but not issued, under the 2003 DSCP. The ESOSIP, 2011 EIP, 2003 DSCP and 2013 DSCP are each referred to herein as a “Plan,” and, collectively, as the “Plans.” Amounts recognized in the financial statements with respect to these Plans are as follows (in thousands):

	Fiscal Years
	2013	2012	2011
Total cost of the Plans during the period	$4,911	$6,149	$5,012
Amount of related income tax benefit recognized during the period	1,305	2,398	983

Net cost of the Plans during the period	$3,606	$3,751	$4,029

Included in income tax benefits recognized in the fiscal years ended December 28, 2013 and December 29, 2012 were income tax benefits of $502,000 and $771,000, respectively, recognized on disqualifying dispositions of the Company’s Common Stock by employees who obtained shares of Common Stock through exercises of incentive stock options.

As of December 28, 2013, there were 6,707,483 shares of the Company’s Common Stock reserved for issuance in the aggregate under the ESOSIP and 2011 EIP and 102,655 shares of the Company’s Common Stock reserved for issuance under the 2013 DSCP.

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

The fair value of each option grant on its grant date was calculated using the Black-Scholes option pricing model with the following weighted average assumptions for grants made in 2013, 2012 and 2011:

	2013	2012	2011
Expected volatility	32.0%	34.0%	35.0%
Expected dividend yield	0.410%	0.420%	0.450%
Risk-free interest rate	0.75%	0.90%	1.75%
Expected lives (in years)	4.0	4.0	4.0

The Company utilizes historical data, including exercise patterns and employee departure behavior, in estimating the term that options will be outstanding. Expected volatility was based on historical volatility and

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

other factors, such as expected changes in volatility arising from planned changes to the Company’s business, if any. The risk-free interest rate was based on the yield of zero coupon U.S. Treasury bonds for terms that approximated the terms of the options granted. The weighted average grant date fair value of stock options granted during 2013, 2012 and 2011 was $14.21 per share, $13.99 per share and $12.06 per share, respectively.

The following table summarizes information regarding the Company’s outstanding stock options under the Plans:

	Options Outstanding		Options Exercisable
	Number of Options	Weighted Average Exercise Price per Share	Number of Options	Weighted Average Exercise Price per Share
Options at December 25, 2010	2,295,831	$39.73	936,081	$38.85
Granted	273,000	$41.79
Exercised	(111,355)	$34.84
Forfeited	(130,700)	$41.48

Options at December 31, 2011	2,326,776	$40.11	1,110,743	$39.74
Granted	329,500	$52.03
Exercised	(846,294)	$39.47
Forfeited	(28,800)	$43.23

Options at December 29, 2012	1,781,182	$42.56	661,865	$40.64
Granted	152,500	$56.40
Exercised	(421,066)	$40.52
Forfeited	(57,800)	$43.90

Options at December 28, 2013	1,454,816	$44.55	693,516	$42.29

The following tables summarize stock options outstanding and exercisable at December 28, 2013:

	Options Outstanding
Range of Exercise Prices Per Share	Number Outstanding	Weighted Average Remaining Contractual Term (years)	Weighted Average Exercise Price per Share
$24.88 - $ 25.00	4,019	0.6	$24.88
$25.01 - $ 35.00	40,880	1.1	$32.13
$35.01 - $ 40.00	336,829	5.4	$37.94
$40.01 - $ 45.00	589,488	4.5	$42.48
$45.01 - $ 56.40	483,600	8.0	$52.89

	1,454,816	5.8	$44.55

	Options Exercisable
Range of Exercise Prices Per Share	Number Exercisable	Weighted Average Remaining Contractual Term (years)	Weighted Average Exercise Price per Share
$24.88 - $ 25.00	4,019	0.6	$24.88
$25.01 - $ 35.00	40,880	1.1	$32.13
$35.01 - $ 40.00	98,329	5.2	$36.88
$40.01 - $ 45.00	444,488	3.7	$42.71
$45.01 - $ 51.99	105,800	6.3	$50.16

	693,516	4.1	$42.29

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 28, 2013, the total intrinsic value of options outstanding was $18,854,000. At December 28, 2013, the total intrinsic value of options outstanding and exercisable was $10,553,000. The total intrinsic value of stock options exercised during 2013, 2012 and 2011 was $6,095,000, $12,476,000 and $1,052,000, respectively.

As of December 28, 2013, there was $5,350,000 of total unrecognized compensation cost related to non-vested stock options granted under the Plans. The unrecognized compensation cost related to these non-vested options is expected to be recognized over a weighted average period of 3.0 years.

Non-vested Restricted Stock

The 2011 EIP provides the Compensation Committee of the Board of Directors with the authority to issue shares of Common Stock of the Company, subject to certain vesting and other restrictions on transfer (“restricted stock”). Shares of restricted stock generally are granted under the 2011 EIP subject to vesting in three year annual installments or 100% on the fifth anniversary of the date of grant and the shares of restricted stock remain subject to forfeiture unless the grantee remains continuously employed with the Company or a subsidiary thereof through the applicable vesting date. The fair value of each share of non-vested restricted stock issued under the Plans is based on the fair value of a share of the Company’s Common Stock on the date of grant.

The following table summarizes information regarding the Company’s outstanding non-vested restricted stock under the Plans:

	Number of Shares	Weighted Average Grant Date Fair Value

Outstanding at December 25, 2010	29,854	$39.49
Granted	22,410	$44.82
Vested	(8,333)	$42.14
Forfeited	(2,938)	$37.13

Outstanding at December 31, 2011	40,993	$42.03
Granted	4,151	$54.20
Vested	(8,732)	$44.35
Forfeited	(1,693)	$45.21

Outstanding at December 29, 2012	34,719	$42.75
Granted	15,449	$54.85
Vested	(11,975)	$45.61

Outstanding at December 28, 2013	38,193	$46.75

As of December 28, 2013, there was $986,000 of total unrecognized compensation cost related to non-vested shares of restricted stock granted under the Plans. The unrecognized compensation cost related to these non-vested shares of restricted stock is expected to be recognized over a weighted average period of 2.2 years.

Restricted Stock Units

A restricted stock unit (“RSU”) award issued under the 2011 EIP represents a contractual right to receive one share of the Company’s Common Stock upon achievement of certain performance objectives. RSU awards have contractual lives of three or five years from the date of grant and requirements for continuous employment. The fair value of an RSU is determined based on the market value of the Company’s Common Stock on the date of grant, discounted for lack of marketability for a minimum post-vesting holding requirement. The discount rate due to lack of marketability used for RSU award grants during both 2013 and 2012 was 7%. In addition, no dividends are paid on RSUs and RSUs have no voting rights.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes information regarding the Company’s outstanding RSU awards under the Plans:

	Number of Units	Weighted Average Grant Date Fair Value

Outstanding at December 31, 2011	—	$—
Granted	113,000	$44.78

Outstanding at December 29, 2012	113,000	$44.78
Granted	244,500	$51.19
Vested	(21,901)	$44.78
Forfeited	(27,592)	$47.45

Outstanding at December 28, 2013	308,007	$49.63

RSU awards have contractual lives of three or five years from the date of grant. For RSUs with five-year contractual lives, the number of RSUs that vest is determined annually, for each year in the five-year period from date of grant, by multiplying the number of RSUs granted by the sum of (a) the average of the percentage change (positive or negative) in operating income and diluted earnings per share in each of the 5 years as compared to operating income and diluted earnings per share reported in the base year (base year being the year immediately preceding the year in which the RSUs were granted), plus (b) 5%, rounded to the nearest whole number, less (c) the number of RSUs from that grant that have previously vested. On January 23, 2013, the Company granted 100,000 RSUs to the Company’s Chairman and Chief Executive Officer. These 100,000 RSUs have three-year contractual lives and will vest on January 31 of 2014, 2015, and 2016, with the number of RSUs that vest on each vesting date determined by multiplying 100,000 by the sum of (1) the percentage increase in operating income in the most recently completed fiscal year as compared to the results from the immediately preceding fiscal year, plus (2) the percentage increase in diluted earnings per share in the most recently completed fiscal year as compared to the results from the preceding fiscal year. The Company reports compensation expense over the life of the award based on an estimated number of shares that will vest over the life of the award, multiplied by the fair value of an RSU. The Company recognized approximately $1,276,000 and $964,000 of share-based compensation expense related to RSU awards in 2013 and 2012, respectively. As of December 28, 2013, there was a maximum of $14.0 million of total unrecognized compensation cost related to RSU awards granted under the Plans with an expected average remaining life of approximately 3.1 years. The amount of future compensation expense to be recognized will be determined based on future operating results.

Directors’ Stock Compensation Plan

Upon election or re-election to the Board of Directors for a three year term, outside members of the Board of Directors may receive a grant of such number of restricted shares of the Company’s Common Stock equal to the quotient of $225,000 divided by the fair market value of a share of Common Stock on the date immediately following the date of such Director’s re-election or election to the Board. In 2013, 2012 and 2011, 13,449, 4,151 and 9,510 restricted shares, respectively, were granted to outside Directors upon their re-election or election to the Board. Restricted shares generally vest in three equal annual installments on the first three annual anniversary dates of the date of grant. During 2013, 2012 and 2011, $442,000, $292,000 and $242,000, respectively, of compensation cost was recorded for the grant of these restricted shares.

(11)    Equity

On July 25, 2012, Landstar System, Inc. announced that it had been authorized by its Board of Directors to purchase up to 2,000,000 shares of its Common Stock from time to time in the open market and in privately

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

negotiated transactions. On December 11, 2013, Landstar System, Inc. announced that it had been authorized by its Board of Directors to increase the number of shares of the Company’s Common Stock that the Company is authorized to purchase from time to time in the open market and in privately negotiated transactions to 3,000,000 shares. As of December 28, 2013, the Company has authorization to purchase 2,767,654 shares of its Common Stock under these programs. No specific expiration date has been assigned to either the July 25, 2012 or December 11, 2013 authorizations. During 2013, Landstar purchased a total of 1,116,673 shares of its Common Stock at a total cost of $59,496,000 pursuant to its previously announced stock purchase programs.

The Company has 2,000,000 shares of preferred stock authorized and unissued.

(12)    Commitments and Contingencies

At December 28, 2013, in addition to the $59,182,000 letters of credit secured by investments, Landstar had $34,701,000 of letters of credit outstanding under the Credit Agreement.

As further described in periodic and current reports previously filed by the Company with the Securities and Exchange Commission (the “SEC”), on September 23, 2011, a jury sitting in a state court in Cobb County, Georgia, entered a damage award of approximately $40.2 million (such amount, plus pre-judgment interest, attorney fees and post-judgment interest awarded to the plaintiffs are collectively referred to herein as the “Damage Award”) against Landstar Ranger, Inc., Landstar System Holdings, Inc. and Landstar System, Inc. (the “Landstar Defendants”). The Damage Award arises out of an accident that occurred in February 2007 involving a BCO Independent Contractor leased to Landstar Ranger, Inc. On May 28, 2013, the trial court issued an order denying the Landstar Defendants’ post-trial motions for directed verdict and a new trial and entered an amended judgment that revised the Damage Award to include approximately $1.0 million of pre-judgment interest, $14.0 million of attorney fees and post-judgment interest at the rate of 6.25% per annum from and after September 23, 2011 on the aggregate sum of approximately $55.2 million awarded to the plaintiffs. Under the terms of the commercial trucking insurance program that Landstar had in place in 2007, Landstar retained liability for up to $5 million with respect to the accident giving rise to the Damage Award. Landstar has third party insurance and/or reinsurance policies in place that are expected to provide coverage for all amounts of the Damage Award in excess of such retention, including all related out-of-pocket expenses, such as the costs of an appeal bond, interest and attorney fees comprising the Damage Award that may be entered by the trial court or an appellate court in the future. The Company recorded a $5 million charge representing its self-insured retention in respect of this accident in the consolidated financial results of the Company in the 2007 first quarter. Accordingly, that portion of the Damage Award has been previously recorded by the Company and therefore did not reduce consolidated operating income or net income for the Company’s 2011, 2012, or 2013 fiscal years. Under the terms of the Company’s insurance policies, the Company is the primary obligor of the amount of the Damage Award, and as such, the Company has reported a $60.7 million receivable from the third party insurance providers in other receivables and a corresponding liability of the same amount in insurance claims in the consolidated balance sheets at December 28, 2013. The Landstar Defendants have filed an appeal of the Damage Award in the Court of Appeals for the State of Georgia and have posted the requisite supersedeas bond. No assurances can be given regarding the outcome of any such appeal, including as to the impact of the Damage Award on the premiums charged by the Company’s third party insurers from time to time for commercial trucking insurance.

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

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

litigation and that the ultimate outcome, after provisions therefor, will not have a material adverse effect on the financial condition of the Company, but could have a material effect on the results of operations in a given quarter or year.

(13)    Segment Information

Landstar markets its integrated transportation management solutions primarily through independent commission sales agents and exclusively utilizes third party capacity providers to transport and store customers’ freight. Landstar’s independent commission sales agents enter into contractual arrangements with the Company and are responsible for locating freight, making that freight available to Landstar’s capacity providers and coordinating the transportation of the freight with customers and capacity providers. The Company’s third party capacity providers consist of independent contractors who provide truck capacity to the Company under exclusive lease arrangements (the “BCO Independent Contractors”), unrelated trucking companies who provide truck capacity to the Company under non-exclusive contractual arrangements (the “Truck Brokerage Carriers”), air cargo carriers, ocean cargo carriers, railroads and independent warehouse capacity providers. Through this network of agents and capacity providers linked together by Landstar’s information technology systems, Landstar operates an integrated transportation management solutions business primarily throughout North America with revenue of $2.7 billion during the most recently completed fiscal year. The Company reports the results of two operating segments: the transportation logistics segment and the insurance segment.

The transportation logistics segment provides a wide range of integrated transportation management solutions. Transportation services offered by the Company include truckload and less-than-truckload transportation, rail intermodal, air cargo, ocean cargo, expedited ground and air delivery of time-critical freight, heavy-haul/specialized, U.S.-Canada and U.S.-Mexico cross-border, project cargo and customs brokerage. Transportation management solutions offered by the Company may include integrated multi-modal solutions and warehousing. Industries serviced by the transportation logistics segment include automotive products, lumber and building products, metals, chemicals, foodstuffs, heavy machinery, retail, electronics, ammunition and explosives and military equipment. In addition, the transportation logistics segment provides transportation services to other transportation companies, including logistics and less-than-truckload service providers. Each of the independent commission sales agents has the opportunity to market all of the services provided by the transportation logistics segment. Freight transportation services are typically charged to customers on a per shipment basis for the physical transportation of freight.

The insurance segment is comprised of Signature Insurance Company (“Signature”), a wholly owned offshore insurance subsidiary, and Risk Management Claim Services, Inc. The insurance segment provides risk and claims management services to certain of Landstar’s operating subsidiaries. In addition, it reinsures certain risks of the Company’s BCO Independent Contractors and provides certain property and casualty insurance directly to certain of Landstar’s operating subsidiaries. Revenue at the insurance segment represents premiums from third party insurance companies that provide insurance programs to BCO Independent Contractors where all or a portion of the risk is ultimately borne by Signature. Internal revenue for premiums billed by the insurance segment to the transportation logistics segment is calculated each fiscal period based primarily on an actuarial calculation of historical loss experience and is believed to approximate the cost that would have been incurred by the transportation logistics segment had similar insurance been obtained from an unrelated third party.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates a segment’s performance based on operating income.

No single customer accounted for more than 10% of consolidated revenue in 2013, 2012 or 2011. Substantially all of the Company’s revenue is generated in North America, primarily through customers located in the United States.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables summarize information about the Company’s reportable business segments as of and for the fiscal years ending December 28, 2013, December 29, 2012 and December 31, 2011 (in thousands):

	Transportation Logistics	Insurance	Total

2013
External revenue from continuing operations	$2,628,225	$36,555	$2,664,780
Internal revenue		28,811	28,811
Investment income		1,475	1,475
Interest and debt expense from continuing operations	3,211		3,211
Depreciation and amortization from continuing operations	27,667		27,667
Operating income from continuing operations	151,188	25,402	176,590
Expenditures on long-lived assets from continuing operations	6,373		6,373
Goodwill	31,134		31,134
Capital lease additions	49,138		49,138
Total assets	754,904	215,792	970,696
2012
External revenue from continuing operations	$2,734,938	$35,861	$2,770,799
Internal revenue		28,446	28,446
Investment income		1,563	1,563
Interest and debt expense from continuing operations	3,110		3,110
Depreciation and amortization from continuing operations	25,213		25,213
Operating income from continuing operations	167,626	33,113	200,739
Expenditures on long-lived assets from continuing operations	5,388		5,388
Goodwill	57,470		57,470
Capital lease additions	43,077		43,077
Total assets	708,233	171,188	879,421
2011
External revenue from continuing operations	$2,594,031	$34,343	$2,628,374
Internal revenue		27,544	27,544
Investment income		1,705	1,705
Interest and debt expense from continuing operations	3,109		3,109
Depreciation and amortization from continuing operations	23,905		23,905
Operating income from continuing operations	153,936	26,891	180,827
Expenditures on long-lived assets from continuing operations	3,624		3,624
Goodwill	57,470		57,470
Capital lease additions	34,044		34,044
Total assets	647,002	161,447	808,449

Included in total assets in the Transportation Logistics segment at December 29, 2012 and December 31, 2011 are assets of $100,972,000 and $70,363,000, respectively, including goodwill of $26,336,000 in both years, from the LSCS discontinued operations.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Landstar System, Inc.:

We have audited the accompanying consolidated balance sheets of Landstar System, Inc. and subsidiary (the Company) as of December 28, 2013 and December 29, 2012, and the related consolidated statements of income, comprehensive income, changes in equity and cash flows for each of the fiscal years ended December 28, 2013, December 29, 2012 and December 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Landstar System, Inc. and subsidiary as of December 28, 2013 and December 29, 2012, and the results of their operations and their cash flows for each of the fiscal years ended December 28, 2013 and December 29, 2012 and December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Landstar System, Inc.’s internal control over financial reporting as of December 28, 2013, based on criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 21, 2014, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/S/ KPMG LLP

February 21, 2014

Jacksonville, Florida

Certified Public Accountants

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

QUARTERLY FINANCIAL DATA

(Dollars in thousands, except per share amounts)

(Unaudited)

	Fourth Quarter 2013	Third Quarter 2013	Second Quarter 2013	First Quarter 2013
Revenue	$691,975	$675,535	$674,390	$622,880

Operating income	$39,741	$46,614	$48,427	$41,808

Income from continuing operations before income taxes	$38,897	$45,758	$47,656	$41,068
Income taxes	13,721	17,255	18,164	15,317

Income from continuing operations	25,176	28,503	29,492	25,751
Income from discontinued operations, net of income taxes	34,381	743	934	1,029

Net income	$59,557	$29,246	$30,426	$26,780

Earnings per common share(1):
Income from continuing operations	$0.55	$0.62	$0.64	$0.55
Income from discontinued operations	0.75	0.02	0.02	0.02
Earnings per common share	1.30	0.64	0.66	0.58
Diluted earnings per share(1):
Income from continuing operations	$0.55	$0.62	$0.64	0.55
Income from discontinued operations	0.75	0.02	0.02	0.02
Diluted earnings per share	1.30	0.64	0.66	0.57
Dividends per common share	$0.35	$—	$—	$—

	Fourth Quarter 2012	Third Quarter 2012	Second Quarter 2012	First Quarter 2012
Revenue	$685,093	$711,467	$730,160	$644,079

Operating income	$47,800	$53,056	$57,247	$42,636

Income from continuing operations before income taxes	$47,002	$52,238	$56,477	$41,912
Income taxes	14,146	19,977	21,577	15,363

Income from continuing operations	32,856	32,261	34,900	26,549
Income from discontinued operations, net of income taxes	1,122	840	955	298

Net income	$33,978	$33,101	$35,855	$26,847

Earnings per common share(1):
Income from continuing operations	$0.71	$0.69	$0.74	$0.57
Income from discontinued operations	0.02	0.02	0.02	0.01
Earnings per common share	0.73	0.71	0.76	0.57
Diluted earnings per share(1):
Income from continuing operations	$0.70	$0.69	$0.74	$0.56
Income from discontinued operations	0.02	0.02	0.02	0.01
Diluted earnings per share	0.73	0.71	0.76	0.57
Dividends per common share	$0.560	$0.060	$0.055	$0.055

(1)	Due to the changes in the number of average common shares and common stock equivalents outstanding during the year, the sum of earnings per share amounts for each quarter do not necessarily sum in the aggregate to the earnings per share amounts for the full year.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, an evaluation was carried out, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended). Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of December 28, 2013 to provide reasonable assurance that information required to be disclosed by the Company in reports that it filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

Management, with the participation of the Company’s principal executive and principal financial officers, assessed the effectiveness of the Company’s internal control over financial reporting as of December 28, 2013. This assessment was performed using the criteria established under the Internal Control-Integrated Framework (1992) established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

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

Based on the assessment performed using the criteria established by COSO, management has concluded that the Company maintained effective internal control over financial reporting as of December 28, 2013.

KPMG LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K for the fiscal year ended December 28, 2013, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting. Such report appears immediately below.

(b)  Attestation Report of the Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Landstar System, Inc.:

We have audited Landstar System, Inc.’s internal control over financial reporting as of December 28, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Landstar System, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Landstar System, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 28, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Landstar System, Inc. and subsidiary as of December 28, 2013 and December 29, 2012, and the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the fiscal years ended December 28, 2013, December 29, 2012 and December 31, 2011, and our report dated February 21, 2014, expressed an unqualified opinion on those consolidated financial statements.

/s/    KPMG LLP

February 21, 2014

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

The information required by this Item concerning the Directors (and nominees for Directors) and Executive Officers of the Company is set forth under the captions “Election of Directors,” “Directors of the Company,” “Information Regarding Board of Directors and Committees,” and “Executive Officers of the Company” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement for its annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, and is incorporated herein by reference. The information required by this Item concerning the Company’s Audit Committee and the Audit Committee’s Financial Expert is set forth under the caption “Information Regarding Board of Directors and Committees” and “Report of the Audit Committee” in the Company’s definitive Proxy Statement for its annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, and is incorporated herein by reference.

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

(3) Exhibits

Exhibit No.	Description
(3)	Articles of Incorporation and By-Laws:
3.1	Restated Certificate of Incorporation of the Company dated March 6, 2006, including Certificate of Designation of Junior Participating Preferred Stock dated February 10, 1993. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (Commission File No. 0-21238))
3.2	The Company’s Bylaws, as amended and restated on February 21, 2011. (Incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for fiscal year ended December 25, 2010 (Commission File No. 0-21238))
(4)	Instruments defining the rights of security holders, including indentures:
4.1	Specimen of Common Stock Certificate. (Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 33-57174))
4.2	Amended and Restated Credit Agreement, dated as of June 29, 2012, among Landstar System Holding, Inc., the Company, the lenders named therein, and JPMorgan Chase Bank, N.A. as Administrative Agent (including exhibits and schedules thereto). (Incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K filed on July 5, 2012 (Commission File No. 0-21238))
4.3*	First Amendment to Amended and Restated Credit Agreement, dated as of November 1, 2013, by and among Landstar System Holdings, Inc., Landstar System, Inc. and the other parties thereto.
(10)	Material contracts:
10.1+	Landstar System, Inc. Executive Incentive Compensation Plan (Incorporated by reference to Exhibit A to the Registrant’s Definitive Proxy Statement filed on April 12, 2012 (Commission File No. 0-21238))
10.2+	Landstar System, Inc. Supplemental Executive Retirement Plan, as amended and restated as of January 1, 2012 (Incorporated by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (Commission File No. 0-21238))
10.3+	Amended and Restated Landstar System, Inc. 2002 Employee Stock Option and Stock Incentive Plan (Incorporated by reference to Exhibit A to the Registrant’s Definitive Proxy Statement filed on March 23, 2009 (Commission File No. 0-21238))

Exhibit No.	Description
10.4+	Landstar System, Inc. 2011 Equity Incentive Plan, as amended through November 29, 2011 (Incorporated by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (Commission File No. 0-21238))
10.5+	Directors Stock Compensation Plan, as amended and restated as of February 22, 2010 (Incorporated by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 26, 2009 (Commission File No. 0-21238))
10.6+	Landstar System, Inc. 2013 Directors Stock Compensation Plan (Incorporated by reference to Exhibit A to the Registrant’s Definitive Proxy Statement filed on April 11, 2013 (Commission File No. 0-21238))
10.7+	Form of Indemnification Agreement between the Company and each of the directors and Executive Officers of the Company (Incorporated by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 27, 2003 (Commission File No. 0-21238))
10.8+	Form of Key Executive Employment Protection Agreement between Landstar System, Inc. and each of the Executive Officers of the Company (Incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 30, 2006 (Commission File No. 0-21238))
10.9+	Form of Amendment to Key Executive Employment Protection Agreement between Landstar System, Inc. and each of the Executive Officers of the Company (Incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K for fiscal year ended December 27, 2008 (Commission File No. 0-21238))
10.10+	Amendment to Key Executive Employment Protection Agreement, dated May 16, 2012, between Landstar System, Inc. and Henry H. Gerkens (Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on May 16, 2012 (Commission File No. 0-21238))
10.11+	Form of Amendment to Key Executive Employment Protection Agreement between Landstar System, Inc. and each of the Executive Officers of the Company other than Henry H. Gerkens (Incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 29, 2012 (Commission File No. 0-21238))
10.12+	Letter Agreement, dated January 3, 2012, between Landstar System, Inc. and Henry H. Gerkens (Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on January 3, 2012 (Commission File No. 0-21238))
10.13+	Amendment, dated January 23, 2013, to the Letter Agreement dated January 3, 2012, between Landstar System, Inc. and Henry H. Gerkens (Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on January 25, 2013 (Commission File No. 0-21238))
10.14+	Performance Related Stock Award Agreement, dated January 23, 2013, between Landstar System, Inc. and Henry H. Gerkens (Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on January 25, 2013 (Commission File No. 0-21238))
10.15+	Stock Purchase Agreement, dated as of December 10, 2013, by and among XPO Logistics, Inc., Landstar Supply Chain Solutions, Inc. and Landstar System Holdings, Inc. (Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on December 12, 2013 (Commission File No. 0-21238))
10.16+	Letter Agreement, dated December 27, 2013, by and among Landstar System Holdings, Inc., Landstar Supply Chain Solutions, Inc. and XPO Logistics, Inc., (Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on January 3, 2014 (Commission File No. 0-21238))
(21)	Subsidiaries of the Registrant:
21.1*	List of Subsidiaries of the Registrant
(23)	Consents of experts and counsel:
23.1*	Consent of KPMG LLP as Independent Registered Public Accounting Firm

Exhibit No.	Description
(24)	Power of attorney:
24.1*	Powers of Attorney
(31)	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002:
31.1*	Chief Executive Officer certification, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Chief Financial Officer certification, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(32)	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002:
32.1**	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101 *	The following materials from the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Changes in Equity and (vi) Notes to Consolidated Financial Statements

+	management contract or compensatory plan or arrangement
*	Filed herewith.
**	Furnished herewith.

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

Date: February 21, 2014	LANDSTAR SYSTEM, INC.

	By:	/S/ HENRY H. GERKENS
Henry H. Gerkens
Chairman of the Board and Chief Executive Officer

	By:	/S/ JAMES B. GATTONI
James B. Gattoni
President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ HENRY H. GERKENS Henry H. Gerkens	Chairman and Chief Executive Officer; Principal Executive Officer	February 21, 2014

/S/ JAMES B. GATTONI James B. Gattoni	President and Chief Financial Officer; Principal Accounting Officer	February 21, 2014

* Homaira Akbari	Director	February 21, 2014

* David G. Bannister	Director	February 21, 2014

* Michael A. Henning	Director	February 21, 2014

* Diana M. Murphy	Director	February 21, 2014

* Larry J. Thoele	Director	February 21, 2014

By:	/S/ MICHAEL K. KNELLER
Michael K. Kneller
Attorney In Fact*