Form 10-Q
period 2014-03-29
LANDSTAR SYSTEM INC
filed 2014-05-02
CIK 853816

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2014

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

The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of the close of business on April 21, 2014 was 44,952,986.

Index

PART I – Financial Information

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

The interim consolidated financial statements contained herein reflect all adjustments (all of a normal, recurring nature) which, in the opinion of management, are necessary for a fair statement of the financial condition, results of operations, cash flows and changes in shareholders’ equity for the periods presented. They have been prepared in accordance with Rule 10-01 of Regulation S-X and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the thirteen weeks ended March 29, 2014 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 27, 2014.

These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s 2013 Annual Report on Form 10-K.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

(Unaudited)

	March 29, 2014	December 28, 2013
ASSETS
Current Assets
Cash and cash equivalents	$114,166	$180,302
Short-term investments	35,560	34,939
Trade accounts receivable, less allowance of $3,594 and $3,773	411,545	378,732
Other receivables, including advances to independent contractors, less allowance of $4,212 and $4,253	81,986	73,903
Deferred income taxes and other current assets	14,778	14,592

Total current assets	658,035	682,468

Operating property, less accumulated depreciation and amortization of $160,307 and $157,985	171,717	177,329
Goodwill	31,134	31,134
Other assets	83,236	79,765

Total assets	$944,122	$970,696

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Cash overdraft	$21,179	$27,780
Accounts payable	171,085	157,796
Current maturities of long-term debt	27,685	27,567
Insurance claims	93,790	92,280
Other current liabilities	62,308	70,237

Total current liabilities	376,047	375,660

Long-term debt, excluding current maturities	61,599	73,938
Insurance claims	23,912	24,171
Deferred income taxes and other noncurrent liabilities	39,387	42,446

Shareholders’ Equity
Common stock, $0.01 par value, authorized 160,000,000 shares, issued 67,121,124 and 67,017,858 shares	671	670
Additional paid-in capital	180,979	179,807
Retained earnings	1,197,962	1,173,044
Cost of 22,168,803 and 21,528,693 shares of common stock in treasury	(936,101)	(899,028)
Accumulated other comprehensive loss	(334)	(12)

Total shareholders’ equity	443,177	454,481

Total liabilities and shareholders’ equity	$944,122	$970,696

See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share amounts)

(Unaudited)

	Thirteen Weeks Ended
	March 29, 2014	March 30, 2013
Revenue	$688,197	$622,880
Investment income	363	374
Costs and expenses:
Purchased transportation	530,031	477,496
Commissions to agents	52,704	49,032
Other operating costs, net of gains on asset dispositions	6,586	5,240
Insurance and claims	11,857	11,763
Selling, general and administrative	35,600	31,477
Depreciation and amortization	6,768	6,438

Total costs and expenses	643,546	581,446

Operating income	45,014	41,808
Interest and debt expense	768	740

Income from continuing operations before income taxes	44,246	41,068
Income taxes	16,608	15,317

Income from continuing operations	27,638	25,751
Income from discontinued operations, net of income taxes	—	1,029

Net income	$27,638	$26,780

Earnings per common share:
Income from continuing operations	$0.61	$0.55
Income from discontinued operations	—	0.02
Earnings per common share	0.61	0.58
Diluted earnings per share:
Income from continuing operations	$0.61	$0.55
Income from discontinued operations	—	0.02
Diluted earnings per share	0.61	0.57
Average number of shares outstanding:
Earnings per common share	45,407,000	46,507,000

Diluted earnings per share	45,596,000	46,722,000

Dividends per common share	$0.06	$—

See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

(Unaudited)

	Thirteen Weeks Ended
	March 29, 2014	March 30, 2013
Net income	$27,638	$26,780
Other comprehensive income (loss):
Unrealized holding gains (losses) on available-for-sale investments, net of tax benefit (expense) of ($60) and $31	110	(58)
Foreign currency translation losses	(432)	(225)

Other comprehensive loss	(322)	(283)

Comprehensive income	$27,316	$26,497

See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Thirteen Weeks Ended
	March 29, 2014	March 30, 2013
OPERATING ACTIVITIES OF CONTINUING OPERATIONS
Net income	$27,638	$26,780
Adjustments to reconcile net income to net cash provided by operating activities of continuing operations:
Discontinued operations	—	(1,029)
Depreciation and amortization of operating property	6,768	6,438
Non-cash interest charges	54	55
Provisions for losses on trade and other accounts receivable	729	829
Gains on sales/disposals of operating property	(59)	(642)
Deferred income taxes, net	(2,088)	1,263
Stock-based compensation	1,164	1,618
Changes in operating assets and liabilities, net of discontinued operations:
Decrease (increase) in trade and other accounts receivable	(41,625)	15,924
Decrease (increase) in other assets	(1,560)	1,181
Increase (decrease) in accounts payable	13,289	(4,625)
Increase in other liabilities	8,108	4,043
Increase in insurance claims	1,251	880

NET CASH PROVIDED BY OPERATING ACTIVITIES OF CONTINUING OPERATIONS	13,669	52,715

INVESTING ACTIVITIES OF CONTINUING OPERATIONS
Net change in other short-term investments	(3,249)	—
Sales and maturities of investments	14,558	12,702
Purchases of investments	(15,058)	(23,152)
Purchases of operating property	(732)	(1,722)
Proceeds from sales of operating property	276	1,943

NET CASH USED BY INVESTING ACTIVITIES OF CONTINUING OPERATIONS	(4,205)	(10,229)

FINANCING ACTIVITIES OF CONTINUING OPERATIONS
Decrease in cash overdraft	(6,601)	(2,193)
Dividends paid	(18,641)	—
Proceeds from exercises of stock options	1,133	1,611
Taxes paid in lieu of shares issued related to stock-based compensation plans	(1,650)	(1,633)
Excess tax effect on stock option exercises	505	255
Purchases of common stock	(37,052)	—
Principal payments on long-term debt and capital lease obligations	(12,862)	(19,853)

NET CASH USED BY FINANCING ACTIVITIES OF CONTINUING OPERATIONS	(75,168)	(21,813)

Cash flows from discontinued operations:
Operating activities of discontinued operations	—	119
Financing activities of discontinued operations	—	(4,069)

Net cash used by discontinued operations	—	(3,950)

Effect of exchange rate changes on cash and cash equivalents	(432)	(225)

Increase (decrease) in cash and cash equivalents	(66,136)	16,498
Cash and cash equivalents at beginning of period	180,302	74,284

Cash and cash equivalents at end of period	$114,166	$90,782

See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

Thirteen Weeks Ended March 29, 2014

(Dollars in thousands)

(Unaudited)

	Common Stock		Additional Paid-In	Retained	Treasury Stock at Cost		Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	Loss	Total
Balance December 28, 2013	67,017,858	$670	$179,807	$1,173,044	21,528,693	$(899,028)	$(12)	$454,481
Net income				27,638				27,638
Dividends ($0.06 per share)				(2,720)				(2,720)
Purchases of common stock					636,971	(37,052)		(37,052)
Issuance of stock related to stock-based compensation plans, including excess tax effect	103,266	1	8		3,139	(21)		(12)
Stock-based compensation			1,164					1,164
Other comprehensive loss							(322)	(322)

Balance March 29, 2014	67,121,124	$671	$180,979	$1,197,962	22,168,803	$(936,101)	$(334)	$443,177

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

(1)	Discontinued Operations

On December 28, 2013, the Company completed the sale of Landstar Supply Chain Solutions, Inc., a Delaware corporation, including its wholly owned subsidiary, Landstar Supply Chain Solutions LLC (collectively, “LSCS”), which was part of the Company’s Transportation Logistics segment, to XPO Logistics, Inc. Prior year operating results of LSCS have been reclassified in the consolidated financial statements to discontinued operations.

The following table summarizes specific financial components of discontinued operations presented in the consolidated statements of income for the thirteen-week period ended March 30, 2013 (in thousands):

Revenue	$5,441
Income from discontinued operations before income taxes	1,654
Income taxes on income from discontinued operations	625

Income from discontinued operations, net of income taxes	$1,029

(2)	Share-based Payment Arrangements

As of March 29, 2014, the Company had two employee equity incentive plans, the 2002 employee stock option and stock incentive plan (the “ESOSIP”) and the 2011 equity incentive plan (the “2011 EIP”). No further grants can be made under the ESOSIP. The Company also has two stock compensation plans for members of its Board of Directors, the 2003 Directors Stock Compensation Plan (the “2003 DSCP”) and the 2013 Directors Stock Compensation Plan (the “2013 DSCP”). The provisions of the 2013 DSCP are substantially similar to the provisions of the 2003 DSCP. 115,000 shares of the Company’s common stock were authorized for issuance under the 2013 DSCP. The ESOSIP, 2011 EIP, 2003 DSCP and 2013 DSCP are each referred to herein as a “Plan,” and, collectively, as the “Plans.” Amounts recognized in the financial statements with respect to these Plans are as follows (in thousands):

	Thirteen Weeks Ended
	March 29, 2014	March 30, 2013
Total cost of the Plans during the period	$1,164	$1,618
Amount of related income tax benefit recognized during the period	614	697

Net cost of the Plans during the period	$550	$921

Included in income tax benefits recognized in the thirteen-week periods ended March 29, 2014 and March 30, 2013 were income tax benefits of $295,000 and $378,000, respectively, recognized on disqualifying dispositions of the Company’s common stock by employees who obtained shares of common stock through exercises of incentive stock options.

As of March 29, 2014, there were 102,655 shares of the Company’s common stock reserved for issuance under the 2013 DSCP and 6,250,077 shares of the Company’s common stock reserved for issuance in the aggregate under the ESOSIP and 2011 EIP.

Stock Options

The fair value of each option grant on its grant date was calculated using the Black-Scholes option pricing model with the following weighted average assumptions for grants made in the 2014 and 2013 thirteen-week periods:

	2014	2013
Expected volatility	26.0%	32.0%
Expected dividend yield	0.43%	0.41%
Risk-free interest rate	1.50%	0.75%
Expected lives (in years)	4.0	4.0

The Company utilizes historical data, including exercise patterns and employee departure behavior, in estimating the term that options will be outstanding. Expected volatility was based on historical volatility and other factors, such as expected changes in volatility arising from planned changes to the Company’s business, if any. The risk-free interest rate was based on the yield of zero coupon U.S. Treasury bonds for terms that approximated the terms of the options granted. The weighted average grant date fair value of stock options granted during the thirteen-week periods ended March 29, 2014 and March 30, 2013 was $12.70 per share and $14.17 per share, respectively.

The following table summarizes information regarding the Company’s outstanding stock options under the Plans:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (000s)
Options outstanding at December 28, 2013	1,454,816	$44.55
Granted	1,000	$58.06
Exercised	(288,633)	$40.79
Forfeited	(60,300)	$47.04

Options outstanding at March 29, 2014	1,106,883	$45.41	5.8	$14,139

Options exercisable at March 29, 2014	702,933	$43.23	4.7	$10,507

The total intrinsic value of stock options exercised during the thirteen-week periods ended March 29, 2014 and March 30, 2013 was $5,130,000 and $5,021,000, respectively.

As of March 29, 2014, there was $4,455,000 of total unrecognized compensation cost related to non-vested stock options granted under the Plans. The unrecognized compensation cost related to these non-vested options is expected to be recognized over a weighted average period of 2.8 years.

Non-vested Restricted Stock

The fair value of each share of non-vested restricted stock issued under the Plans is based on the fair value of a share of the Company’s common stock on the date of grant.

The following table summarizes information regarding the Company’s outstanding non-vested restricted stock under the Plans:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at December 28, 2013	38,193	$46.75
Vested	(2,346)	$41.43
Forfeited	(2,768)	$54.20

Outstanding at March 29, 2014	33,079	$46.50

As of March 29, 2014, there was $747,000 of total unrecognized compensation cost related to non-vested shares of restricted stock granted under the Plans. The unrecognized compensation cost related to these non-vested shares of restricted stock is expected to be recognized over a weighted average period of 2.1 years.

Restricted Stock Units

The fair value of a restricted stock unit (“RSU”) is determined based on the market value of the Company’s common stock on the date of grant, discounted for lack of marketability for a minimum post-vesting holding requirement. The discount rate due to lack of marketability used for RSU award grants during both thirteen-week periods ended March 29, 2014 and March 30, 2013 was 7%.

The following table summarizes information regarding the Company’s outstanding RSU awards under the Plans:

	Number of Units	Weighted Average Grant Date Fair Value
Outstanding at December 28, 2013	308,007	$49.63
Granted	146,000	$53.11
Vested	(24,641)	$51.47
Forfeited	(1,868)	$49.53

Outstanding at March 29, 2014	427,498	$50.72

RSU awards have contractual lives of three or five years from the date of grant. In general, for RSUs with five-year contractual lives, the number of RSUs that vest is determined annually, for each year in the five-year period from date of grant, by multiplying the number of RSUs granted by the sum of (a) the average of the percentage change (positive or negative) in operating income and diluted earnings per share in each of the 5 years as compared to operating income and diluted earnings per share reported in the base year (base year being the year immediately preceding the year in which the RSUs were granted), plus (b) 5%, rounded to the nearest whole number, less (c) the number of RSUs from that grant that have previously vested. For RSUs granted in 2014, the number of RSUs that vest will be determined annually, for each year in the five-year period from date of grant, by multiplying the number of RSUs granted by the sum of (a) the average of the percentage change (positive or negative) in operating income and diluted earnings per share in each of the five years as compared to the results from continuing operations in the 2013 fiscal year (that is the average of the change in operating income and diluted earnings per share for the year ended as compared to the 2013 fiscal year results from continuing operations, which reflects the treatment of Landstar Supply Chain Solutions, Inc. and its wholly owned subsidiary, Landstar Supply Chain Solutions LLC as a discontinued operation effective December 28, 2013) plus (b) 5%, rounded to the nearest whole number, less (c) the number of RSUs from that grant that have previously vested. On January 23, 2013, the Company granted 100,000 RSUs to the Company’s Chairman and Chief Executive Officer. These 100,000 RSUs have three-year contractual lives with vesting dates of January 31 of 2014, 2015, and 2016, with the number of RSUs that vest on each vesting date determined by multiplying 100,000 by the sum of (1) the percentage increase in operating income in the most recently completed fiscal year as compared to the results from the immediately preceding fiscal year, plus (2) the percentage increase in diluted earnings per share in the most recently completed fiscal year as compared to the results from the preceding fiscal year. The Company reports compensation expense over the life of the award based on an estimated number of shares that will vest over the life of the award, multiplied by the fair value of a RSU. The Company recognized approximately $641,000 and $525,000 of share-based compensation expense related to RSU awards in the thirteen-week periods ended March 29, 2014 and March 30, 2013, respectively. As of March 29, 2014, there was a maximum of $21.0 million of total unrecognized compensation cost related to RSU awards granted under the Plans with an expected average remaining life of approximately 3.6 years. The amount of future compensation expense to be recognized will be determined based on future operating results.

(3)	Income Taxes

The provisions for income taxes for both the 2014 and 2013 thirteen-week periods were based on estimated combined effective income tax rates of 38.2%, adjusted for discrete events, such as benefits resulting from disqualifying dispositions of the Company’s common stock by employees who obtained the stock through exercises of incentive stock options. The effective income tax rates on income from continuing operations for the 2014 and 2013 thirteen-week periods were 37.5% and 37.3%, respectively, which were higher than the statutory federal income tax rate primarily as a result of state taxes, the meals and entertainment exclusion and non-deductible stock-based compensation.

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

The following table provides a reconciliation of the average number of common shares outstanding used to calculate earnings per common share to the average number of common shares and common share equivalents outstanding used to calculate diluted earnings per share (in thousands):

	Thirteen Weeks Ended
	March 29, 2014	March 30, 2013
Average number of common shares outstanding	45,407	46,507
Incremental shares from assumed exercises of stock options	189	215

Average number of common shares and common share equivalents outstanding	45,596	46,722

For the thirteen-week period ended March 29, 2014, no options outstanding to purchase shares of common stock were antidilutive. For the thirteen-week period ended March 30, 2013, there were 154,500 options outstanding to purchase shares of common stock excluded from the calculation of diluted earnings per share because they were antidilutive. Outstanding RSUs were excluded from the calculation of diluted earnings per share for both periods because the performance metric requirements for vesting had not been satisfied.

(5)	Additional Cash Flow Information

During the 2014 thirteen-week period, Landstar paid income taxes and interest of $19,792,000 and $784,000, respectively. During the 2013 thirteen-week period, Landstar paid income taxes and interest of $1,035,000 and $760,000, respectively. Landstar acquired operating property by entering into capital leases in the amount of $641,000 and $8,833,000 in the 2014 and 2013 thirteen-week periods, respectively.

(6)	Segment Information

The following table summarizes information about the Company’s reportable business segments as of and for the thirteen-week periods ended March 29, 2014 and March 30, 2013 (in thousands):

	Thirteen Weeks Ended
	March 29, 2014			March 30, 2013
	Transportation Logistics	Insurance	Total	Transportation Logistics	Insurance	Total
External revenue from continuing operations	$678,853	$9,344	$688,197	$613,840	$9,040	$622,880
Investment income		363	363		374	374
Internal revenue		5,792	5,792		6,000	6,000
Operating income from continuing operations	38,984	6,030	45,014	34,888	6,920	41,808
Expenditures on long-lived assets from continuing operations	732		732	1,722		1,722
Goodwill	31,134		31,134	57,470		57,470

Included in goodwill in the Transportation Logistics segment at March 30, 2013 is goodwill of $26,336,000 relating to the LSCS discontinued operations.

In the thirteen-week periods ended March 29, 2014 and March 30, 2013, no single customer accounted for more than 10% of the Company’s consolidated revenue.

(7)	Other Comprehensive Income

The following table presents the components of and changes in accumulated other comprehensive income, net of related income taxes, as of and for the thirteen-week period ended March 29, 2014 (in thousands):

	Unrealized Gains on Available-for-Sale Securities	Foreign Currency Translation	Total
Balance as of December 28, 2013	$244	$(256)	$(12)
Other comprehensive income (loss)	110	(432)	(322)

Balance as of March 29, 2014	$354	$(688)	$(334)

Amounts reclassified from accumulated other comprehensive income to investment income due to the realization of previously unrealized gains and losses in the accompanying consolidated statements of income were not significant for the thirteen-week period ended March 29, 2014.

(8)	Investments

Investments include primarily investment-grade corporate bonds and U.S. Treasury obligations having maturities of up to five years (the “bond portfolio”). Investments in the bond portfolio are reported as available-for-sale and are carried at fair value. Investments maturing less than one year from the balance sheet date are included in short-term investments and investments maturing more than one year from the balance sheet date are included in other assets in the consolidated balance sheets. Management performs an analysis of the nature of the unrealized losses on available-for-sale investments to determine whether such losses are other-than-temporary. Unrealized losses, representing the excess of the purchase price of an investment over its fair value as of the end of a period, considered to be other-than-temporary, are to be included as a charge in the statement of income, while unrealized losses considered to be temporary are to be included as a component of shareholders’ equity. Investments whose values are based on quoted market prices in active markets are classified within Level 1. Investments that trade in markets that are not considered to be active, but are valued based on quoted market prices, are classified within Level 2. As Level 2 investments include positions that are not traded in active markets, valuations may be adjusted to reflect illiquidity and/or non-transferability, which are generally based on available market information. Any transfers between levels are recognized as of the beginning of any reporting period. Fair value of the bond portfolio was determined using Level 1 inputs related to U.S. Treasury obligations and money market investments and Level 2 inputs related to investment-grade corporate bonds, asset-backed securities and direct obligations of government agencies. Unrealized gains, net of unrealized losses, on the investments in the bond portfolio were $548,000 and $378,000 at March 29, 2014 and December 28, 2013, respectively.

The amortized cost and fair values of available-for-sale investments are as follows at March 29, 2014 and December 28, 2013 (in thousands):

		Gross	Gross
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
March 29, 2014
Money market investments	$2,821	$—	$—	$2,821
Asset-backed securities	5,332	13	56	5,289
Corporate bonds and direct obligations of government agencies	75,816	814	240	76,390
U.S. Treasury obligations	18,514	29	12	18,531

Total	$102,483	$856	$308	$103,031

December 28, 2013
Money market investments	$2,499	$—	$—	$2,499
Asset-backed securities	4,350	19	72	4,297
Corporate bonds and direct obligations of government agencies	76,786	783	370	77,199
U.S. Treasury obligations	18,524	31	13	18,542

Total	$102,159	$833	$455	$102,537

For those available-for-sale investments with unrealized losses at March 29, 2014 and December 28, 2013, the following table summarizes the duration of the unrealized loss (in thousands):

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
March 29, 2014
Asset-backed securities	$4,501	$56	$—	$—	$4,501	$56
Corporate bonds and direct obligations of government agencies	19,132	240	—	—	19,132	240
U.S. Treasury obligations	2,762	12	—	—	2,762	12

Total	$26,395	$308	$—	$—	$26,395	$308

December 28, 2013
Asset-backed securities	$3,429	$72	$—	$—	$3,429	$72
Corporate bonds and direct obligations of government agencies	22,169	370	—	—	22,169	370
U.S. Treasury obligations	757	13	—	—	757	13

Total	$26,355	$455	$—	$—	$26,355	$455

The Company believes that unrealized losses on investments were primarily caused by rising interest rates rather than changes in credit quality. The Company expects to recover the amortized cost basis of these securities as it does not intend to sell, and does not anticipate being required to sell, these securities before recovery of the cost basis. For these reasons, the Company does not consider the unrealized losses on these securities to be other-than-temporary at March 29, 2014.

(9)	Commitments and Contingencies

Short-term investments include $32,311,000 in current maturities of investments and $3,249,000 of cash equivalents held by the Company’s insurance segment at March 29, 2014. The non-current portion of the bond portfolio of $70,720,000 is included in other assets. The short-term investments, together with $32,948,000 of non-current investments, provide collateral for the $61,982,000 of letters of credit issued to guarantee payment of insurance claims. As of March 29, 2014, Landstar also had $32,999,000 of additional letters of credit outstanding under the Company’s Credit Agreement.

Reference is made to the descriptions of certain pending legal proceedings in the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2013. There have been no material developments with respect to any such pending legal proceedings during the thirteen-week period ended March 29, 2014.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the attached interim consolidated financial statements and notes thereto, and with the Company’s audited financial statements and notes thereto for the fiscal year ended December 28, 2013 and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 2013 Annual Report on Form 10-K.

FORWARD-LOOKING STATEMENTS

The following is a “safe harbor” statement under the Private Securities Litigation Reform Act of 1995. Statements contained in this document that are not based on historical facts are “forward-looking statements.” This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Form 10-Q contain forward-looking statements, such as statements which relate to Landstar’s business objectives, plans, strategies and expectations. Terms such as “anticipates,” “believes,” “estimates,” “intention,’ “expects,” “plans,” “predicts,” “may,” “should,” “could,” “will,” the negative thereof and similar expressions are intended to identify forward-looking statements. Such statements are by nature subject to uncertainties and risks, including but not limited to: an increase in the frequency or severity of accidents or other claims; unfavorable development of existing accident claims; dependence on third party insurance companies; dependence on independent commission sales agents; dependence on third party capacity providers; decreased demand for transportation services; substantial industry competition; disruptions or failures in the Company’s computer systems; dependence on key vendors; changes in fuel taxes; status of independent contractors; regulatory and legislative changes; catastrophic loss of a Company facility; intellectual property; unclaimed property; and other operational, financial or legal risks or uncertainties detailed in Landstar’s Form 10-K for the 2013 fiscal year, described in Item 1A “Risk Factors”, this report or in Landstar’s other Securities and Exchange Commission filings from time to time. These risks and uncertainties could cause actual results or events to differ materially from historical results or those anticipated. Investors should not place undue reliance on such forward-looking statements and the Company undertakes no obligation to publicly update or revise any forward-looking statements.

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

The transportation logistics segment provides a wide range of integrated transportation management solutions. Transportation services offered by the Company include truckload and less-than-truckload transportation, rail intermodal, air cargo, ocean cargo, expedited ground and air delivery of time-critical freight, heavy-haul/specialized, U.S.-Canada and U.S.-Mexico cross-border, project cargo and customs brokerage. Transportation management solutions offered by the Company may include integrated multi-modal solutions and warehousing. Industries serviced by the transportation logistics segment include automotive products, lumber and building products, metals, chemicals, foodstuffs, heavy machinery, retail, electronics, ammunition and explosives and military equipment. In addition, the transportation logistics segment provides transportation services to other transportation companies, including logistics and less-than-truckload service providers. Each of the independent commission sales agents has the opportunity to market all of the services provided by the transportation logistics segment. Freight transportation services are typically charged to customers on a per shipment basis for the physical transportation of freight. During the thirteen weeks ended March 29, 2014, revenue hauled by BCO Independent Contractors, Truck Brokerage Carriers and railroads represented 50%, 44% and 2%, respectively, of the Company’s consolidated revenue. Collectively, revenue hauled by air and ocean cargo carriers represented approximately 3% of the Company’s consolidated revenue in the thirteen-week period ended March 29, 2014.

The insurance segment is comprised of Signature Insurance Company, a wholly owned offshore insurance subsidiary (“Signature”), and Risk Management Claim Services, Inc. This segment provides risk and claims management services to certain of Landstar’s operating subsidiaries. In addition, it reinsures certain risks of the Company’s BCO Independent Contractors and provides certain property and casualty insurance directly to certain of Landstar’s operating subsidiaries. Revenue at the insurance segment represents reinsurance premiums from third party insurance companies that provide insurance programs to BCO Independent Contractors where all or a portion of the risk is ultimately borne by Signature. Revenue at the insurance segment represented approximately 1% of the Company’s consolidated revenue for the thirteen-week period ended March 29, 2014.

On December 28, 2013, the Company completed the sale of Landstar Supply Chain Solutions, Inc., a Delaware corporation, including its wholly owned subsidiary, Landstar Supply Chain Solutions LLC (collectively, “LSCS”), to XPO Logistics, Inc. LSCS was previously reported as a unit of the transportation logistics segment. The prior year operating results of LSCS have been reclassified in the consolidated financial statements to discontinued operations.

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

While customer demand, which is subject to overall economic conditions, ultimately drives increases or decreases in revenue, the Company primarily relies on its independent commission sales agents to establish customer relationships and generate revenue opportunities. Management’s emphasis with respect to revenue growth is on revenue generated by independent commission sales agents who on an annual basis generate $1 million or more of Landstar revenue (“Million Dollar Agents”). Management believes future revenue growth is primarily dependent on its ability to increase both the revenue generated by Million Dollar Agents and the number of Million Dollar Agents through a combination of recruiting new agents and increasing the revenue opportunities generated by existing independent commission sales agents. During the 2013 fiscal year, 478 independent commission sales agents generated $1 million or more of Landstar revenue and thus qualified as Million Dollar Agents. During the 2013 fiscal year, the average revenue generated by a Million Dollar Agent was $5,081,000 and revenue generated by Million Dollar Agents in the aggregate represented 91% of consolidated revenue.

Management monitors business activity by tracking the number of loads (volume) and revenue per load by mode of transportation. Revenue per load can be influenced by many factors other than a change in price. Those factors include the average length of haul, freight type, special handling and equipment requirements, fuel costs and delivery time requirements. For shipments involving two or more modes of transportation, revenue is generally classified by the mode of transportation having the highest cost for the load. The following table summarizes this information by mode of transportation:

	Thirteen Weeks Ended
	March 29,	March 30,
	2014	2013
Revenue from continuing operations generated through (in thousands):

BCO Independent Contractors	$343,652	$304,049
Truck Brokerage Carriers	301,513	270,641
Rail intermodal	16,495	18,011
Ocean and air cargo carriers	17,016	21,103
Other (1)	9,521	9,076

	$688,197	$622,880

Number of loads:

BCO Independent Contractors	198,870	187,770
Truck Brokerage Carriers	165,450	163,960
Rail intermodal	6,410	7,020
Ocean and air cargo carriers	3,890	3,970

	374,620	362,720

Revenue per load:

BCO Independent Contractors	$1,728	$1,619
Truck Brokerage Carriers	1,822	1,651
Rail intermodal	2,573	2,566
Ocean and air cargo carriers	4,374	5,316

(1)	Includes premium revenue generated by the insurance segment and warehousing revenue generated by the transportation logistics segment.

Also critical to the Company’s success is its ability to secure capacity, particularly truck capacity, at rates that allow the Company to profitably transport customers’ freight. The following table summarizes available truck capacity providers:

	March 29, 2014	March 30, 2013
BCO Independent Contractors	7,922	7,851
Truck Brokerage Carriers:
Approved and active (1)	21,588	20,571
Other approved	11,291	11,200

	32,879	31,771

Total available truck capacity providers	40,801	39,622

Number of trucks provided by BCO Independent Contractors	8,424	8,348

(1)	Active refers to Truck Brokerage Carriers who moved at least one load in the 180 days immediately preceding the fiscal quarter end.

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

Purchased transportation represents the amount a BCO Independent Contractor or other third party capacity provider is paid to haul freight. The amount of purchased transportation paid to a BCO Independent Contractor is primarily based on a contractually agreed-upon percentage of revenue generated by the haul. Purchased transportation paid to a Truck Brokerage Carrier is based on either a negotiated rate for each load hauled or, to a lesser extent, a contractually agreed-upon fixed rate. Purchased transportation paid to railroads is based on either a negotiated rate for each load hauled or a contractually agreed-upon fixed rate. Purchased transportation paid to air cargo carriers is generally based on a negotiated rate for each load hauled and purchased transportation paid to ocean cargo carriers is generally based on contractually agreed-upon fixed rates. Purchased transportation as a percentage of revenue for truck brokerage, rail intermodal and ocean cargo services is normally higher than that of BCO Independent Contractor and air cargo services. Purchased transportation is the largest component of costs and expenses and, on a consolidated basis, increases or decreases as a percentage of consolidated revenue in proportion to changes in the percentage of consolidated revenue generated through BCO Independent Contractors and other third party capacity providers and revenue from the insurance segment. Purchased transportation as a percent of revenue also increases or decreases in relation to the availability of truck brokerage capacity and with changes in the price of fuel on revenue hauled by Truck Brokerage Carriers. Purchased transportation costs are recognized upon the completion of freight delivery.

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

In general, gross profit margin on revenue hauled by BCO Independent Contractors represents a fixed percentage of revenue due to the nature of the contracts that pay a fixed percentage of revenue to both the BCO Independent Contractors and independent commission sales agents. For revenue hauled by Truck Brokerage Carriers, gross profit margin is either fixed or variable as a percent of revenue, depending on the contract with each individual independent commission sales agent. Under certain contracts with independent commission sales agents, the Company retains a fixed percentage of revenue and the agent retains the amount remaining less the cost of purchased transportation (the “retention contracts”). Gross profit margin on revenue hauled by railroads, air cargo carriers, ocean cargo carriers and Truck Brokerage Carriers, other than those under retention contracts, is variable in nature as the Company’s contracts with independent commission sales agents provide commissions to agents at a contractually agreed upon percentage of net revenue for freight hauled via these modes for these types of loads. Approximately 59% of the Company’s consolidated revenue in the thirteen-week period ended March 29, 2014 was generated under contracts that have a fixed gross profit margin.

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

The following table sets forth the percentage relationship of purchased transportation and commissions to agents, both being direct costs, to revenue and indirect costs as a percentage of gross profit for the periods indicated:

	Thirteen Weeks Ended
	March 29, 2014	March 30, 2013
Revenue	100.0%	100.0%
Purchased transportation	77.0	76.7
Commissions to agents	7.7	7.9

Gross profit margin	15.3%	15.5%

Gross profit	100.0%	100.0%
Investment income	0.3	0.4
Indirect costs and expenses:
Other operating costs, net of gains on asset dispositions	6.2	5.4
Insurance and claims	11.2	12.2
Selling, general and administrative	33.8	32.7
Depreciation and amortization	6.4	6.7

Total costs and expenses	57.7	57.0

Operating margin	42.7%	43.4%

THIRTEEN WEEKS ENDED MARCH 29, 2014 COMPARED TO THIRTEEN WEEKS ENDED MARCH 30, 2013

Revenue for the 2014 thirteen-week period was $688,197,000, an increase of $65,317,000, or 10%, compared to the 2013 thirteen-week period. Revenue increased $65,013,000, or 11%, at the transportation logistics segment. The increase in revenue at the transportation logistics segment was primarily attributable to a 4% increase in the number of loads hauled and increased revenue per load of approximately 7%. Revenue at the insurance segment, representing reinsurance premiums from third party insurance companies that provide insurance programs to BCO Independent Contractors where all or a portion of the risk of loss is ultimately borne by Signature, was $9,344,000 and $9,040,000 for the 2014 and 2013 thirteen-week periods, respectively.

Truck transportation revenue hauled by BCO Independent Contractors and Truck Brokerage Carriers (together, the “third party truck capacity providers”) for the thirteen-week period ended March 29, 2014, was $645,165,000, or 94% of total revenue, an increase of $70,475,000, or 12%, compared to the 2013 thirteen-week period. The number of loads hauled by third party truck capacity providers in the 2014 thirteen-week period increased approximately 4% compared to the 2013 thirteen-week period, and revenue per load increased approximately 8% compared to the 2013 thirteen-week period. The increase in the number of loads hauled via third party truck capacity providers was due to a broad-based increase in underlying demand for truck transportation services. The increase in revenue per load on loads hauled via truck was primarily attributable to increased demand and a tight truck capacity environment. Fuel surcharges on Truck Brokerage Carrier revenue identified separately in billings to customers and included as a component of Truck Brokerage Carrier revenue were $27,040,000 and $28,326,000 in the 2014 and 2013 periods, respectively. Fuel surcharges billed to customers on revenue hauled by BCO Independent Contractors are excluded from revenue.

Transportation revenue hauled by rail intermodal, air cargo and ocean cargo carriers (collectively, the “multimode capacity providers”) for the thirteen-week period ended March 29, 2014, was $33,511,000, or 5% of total revenue, a decrease of $5,603,000, or 14%, compared to the 2013 thirteen-week period. The number of loads hauled by multimode capacity providers in the 2014 thirteen-week period decreased approximately 6% compared to the 2013 thirteen-week period and revenue per load on revenue hauled by multimode capacity providers decreased approximately 8% over the same period. The decrease in loads hauled by multimode capacity providers was primarily due to decreased rail intermodal loads due to the severe winter weather disruptions that impacted domestic rail carriers in the first quarter of 2014. The decrease in revenue per load on revenue hauled by multimode capacity providers was primarily due to decreased project cargo loads hauled by ocean cargo carriers, which typically have a high revenue per load amount compared to other types of multimode shipments, and decreased ocean cargo revenue, which typically has a higher revenue per load amount compared to other modes, as a percentage of total multimode revenue. Revenue per load on revenue hauled by multimode capacity providers is influenced by many factors, including revenue mix among the various modes of transportation used, length of haul, complexity of freight, density of freight lanes, fuel costs and availability of capacity.

Purchased transportation was 77.0% and 76.7% of revenue in the 2014 and 2013 thirteen-week periods, respectively. The increase in purchased transportation as a percentage of revenue was primarily attributable to an increased rate of purchased transportation paid to Truck Brokerage Carriers as the availability of truck capacity tightened in the 2014 first quarter. Commissions to agents were 7.7% and 7.9% of revenue in the 2014 and 2013 periods, respectively. The decrease in commissions to agents as a percentage of revenue was primarily attributable to a decreased net revenue margin on revenue hauled by Truck Brokerage Carriers caused by the increased rate of purchased transportation paid to Truck Brokerage Carriers.

Investment income at the insurance segment was $363,000 and $374,000 in the 2014 and 2013 thirteen-week periods, respectively.

Other operating costs were 6.2% and 5.4% of gross profit in the 2014 and 2013 thirteen-week periods, respectively. The increase in other operating costs as a percentage of gross profit was primarily attributable to decreased gains on sales of trailing equipment in the 2014 thirteen-week period, partially offset by the effect of increased gross profit. Insurance and claims were 11.2% of gross profit in the 2014 period and 12.2% of gross profit in the 2013 period. The decrease in insurance and claims as a percentage of gross profit was primarily due to decreased net unfavorable development of prior years’ claims in the 2014 period. Selling, general and administrative costs were 33.8% of gross profit in the 2014 period and 32.7% of gross profit in the 2013 period. The increase in selling, general and administrative costs as a percentage of gross profit was attributable to an unfavorable impact in the 2014 thirteen-week period compared to the 2013 thirteen-week period resulting from $2.3 million in costs associated with the Company’s annual agent meeting, which was held in the Company’s 2014 first quarter versus the Company’s 2013 second quarter, and a $1.9 million increase in the provision for bonuses under the Company’s incentive compensation plan in the 2014 period, partially offset by the effect of increased gross profit. Depreciation and amortization was 6.4% of gross profit in the 2014 period and 6.7% of gross profit in the 2013 period. The decrease in depreciation and amortization as a percentage of gross profit was primarily due to the effect of increased gross profit in the 2014 period, partially offset by increased information technology equipment depreciation.

Interest and debt expense in the 2014 thirteen-week period was $28,000 higher than the 2013 thirteen-week period. The increase in interest and debt expense was primarily attributable to an increase in interest expense from increased average capital lease obligations in the 2014 period related to financing the purchase of trailing equipment, partially offset by reduced interest expense from a decrease in average borrowings on the Company’s revolving credit facility.

The provisions for income taxes for both the 2014 and 2013 thirteen-week periods were based on estimated combined effective income tax rates of 38.2%, adjusted for discrete events, such as benefits resulting from disqualifying dispositions of the Company’s common stock by employees who obtained the stock through exercises of incentive stock options. The effective income tax rates on income from continuing operations for the 2014 and 2013 thirteen-week periods were 37.5% and 37.3%, respectively, which were higher than the statutory federal income tax rate primarily as a result of state taxes, the meals and entertainment exclusion and non-deductible stock compensation expense. The effective income tax rates in the 2014 and 2013 thirteen-week periods were less than 38.2% due to disqualifying dispositions of the Company’s common stock by employees who obtained the stock through exercises of incentive stock options in each year.

Net income was $27,638,000, or $0.61 per common share ($0.61 per diluted share), in the 2014 thirteen-week period. Net income was $26,780,000, or $0.58 per common share ($0.57 per diluted share), in the 2013 thirteen-week period. Income from continuing operations was $25,751,000, or $0.55 per common share ($0.55 per diluted share), in the 2013 thirteen-week period.

CAPITAL RESOURCES AND LIQUIDITY

Working capital and the ratio of current assets to current liabilities were $281,988,000 and 1.7 to 1, respectively, at March 29, 2014, compared with $306,808,000 and 1.8 to 1, respectively, at December 28, 2013. Landstar has historically operated with current ratios within the range of 1.5 to 1 to 2.0 to 1. Cash provided by operating activities of continuing operations was $13,669,000 in the 2014 thirteen-week period compared with $52,715,000 in the 2013 thirteen-week period. The decrease in cash flow provided by operating activities of continuing operations was primarily attributable to the timing of collections of trade receivables generally driven by the significant growth in revenue towards the end of the 2014 first quarter.

The Company declared and paid $0.06 per share, or $2,720,000, in cash dividends during the thirteen-week period ended March 29, 2014 and, during such period, also paid $15,921,000 of dividends payable, which were declared during fiscal year 2013 and included in other current liabilities in the consolidated balance sheet at December 28, 2013. The Company did not pay cash dividends during the thirteen-week period ended March 30, 2013. During the thirteen-week period ended March 29, 2014, the Company purchased 636,971 shares of its common stock at a total cost of $37,052,000. As of March 29, 2014, the Company may purchase up to an additional 2,130,683 shares of its common stock under its authorized stock purchase programs. Long-term debt, including current maturities, was $89,284,000 at March 29, 2014, $12,221,000 lower than at December 28, 2013.

Shareholders’ equity was $443,177,000, or 83% of total capitalization (defined as long-term debt including current maturities plus equity), at March 29, 2014, compared to $454,481,000, or 82% of total capitalization, at December 28, 2013. The decrease in equity was primarily a result of purchases of shares of the Company’s common stock, partially offset by net income in the 2014 thirteen-week period.

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

At March 29, 2014, the Company had no borrowings outstanding and $32,999,000 of letters of credit outstanding under the Credit Agreement. At March 29, 2014, there was $192,001,000 available for future borrowings under the Credit Agreement. In addition, the Company has $61,982,000 in letters of credit outstanding as collateral for insurance claims that are secured by investments and cash equivalents totaling $68,508,000 at March 29, 2014. Investments, all of which are carried at fair value, include primarily investment-grade bonds and U.S. Treasury obligations having maturities of up to five years. Fair value of investments is based primarily on quoted market prices. See Notes to Consolidated Financial Statements for further discussion on measurement of fair value of investments.

Historically, the Company has generated sufficient operating cash flow to meet its debt service requirements, fund continued growth, both internal and through acquisitions, complete or execute share purchases of its common stock under authorized share purchase programs, pay dividends and meet working capital needs. As an asset-light provider of integrated transportation management solutions, the Company’s annual capital requirements for operating property are generally for trailing equipment and information technology hardware and software. In addition, a significant portion of the trailing equipment used by the Company is provided by third party capacity providers, thereby reducing the Company’s capital requirements. During the 2014 thirteen-week period, the Company purchased $732,000 of operating property and acquired $641,000 of trailing equipment by entering into capital leases. Landstar anticipates acquiring approximately $55,000,000 in operating property, primarily new trailing equipment to replace older trailing equipment and information technology equipment, during the remainder of fiscal year 2014 either by purchase or lease financing.

Management believes that cash flow from operations combined with the Company’s borrowing capacity under the Credit Agreement will be adequate to meet Landstar’s debt service requirements, fund continued growth, both internal and through acquisitions, pay dividends, complete the authorized share purchase programs and meet working capital needs.

LEGAL MATTERS

Reference is made to the descriptions of certain pending legal proceedings in the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2013. There have been no material developments with respect to any such pending legal proceedings during the thirteen-week period ended March 29, 2014.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The allowance for doubtful accounts for both trade and other receivables represents management’s estimate of the amount of outstanding receivables that will not be collected. Historically, management’s estimates for uncollectible receivables have been materially correct. Although management believes the amount of the allowance for both trade and other receivables at March 29, 2014 is appropriate, a prolonged period of low or no economic growth may adversely affect the collection of these receivables. In addition, liquidity concerns and/or unanticipated bankruptcy proceedings at any of the Company’s larger customers in which the Company is carrying a significant receivable could result in an increase in the provision for uncollectible receivables and have a significant impact on the Company’s results of operations in a given quarter or year. However, it is not expected that an uncollectible accounts receivable resulting from an individual customer would have a significant impact on the Company’s financial condition. Conversely, a more robust economic environment or the recovery of a previously provided for uncollectible receivable from an individual customer may result in the realization of some portion of the estimated uncollectible receivables.

Landstar provides for the estimated costs of self-insured claims primarily on an actuarial basis. The amount recorded for the estimated liability for claims incurred is based upon the facts and circumstances known on the applicable balance sheet date. The ultimate resolution of these claims may be for an amount greater or less than the amount estimated by management. The Company continually revises its existing claim estimates as new or revised information becomes available on the status of each claim. Historically, the Company has experienced both favorable and unfavorable development of prior years’ claims estimates. During the 2014 and 2013 thirteen-week periods, insurance and claims costs included $1,891,000 and $2,363,000 of net unfavorable adjustments to prior years’ claims estimates, respectively. It is reasonably likely that the ultimate outcome of settling all outstanding claims will be more or less than the estimated claims reserve at March 29, 2014.

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

SEASONALITY

Landstar’s operations are subject to seasonal trends common to the trucking industry. Results of operations for the quarter ending in March are typically lower than for the quarters ending June, September and December.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to changes in interest rates as a result of its financing activities, primarily its borrowings on its revolving credit facility, and investing activities with respect to investments held by the insurance segment.

On June 29, 2012, Landstar entered into a credit agreement with a syndicate of banks and JPMorgan Chase Bank, N.A., as administrative agent (the “Credit Agreement”). The Credit Agreement, which matures on June 29, 2017, provides $225,000,000 of borrowing capacity in the form of a revolving credit facility, $75,000,000 of which may be utilized in the form of letter of credit guarantees.

Depending upon the specific type of borrowing, borrowings under the Credit Agreement bear interest based on either (a) the prime rate, (b) the federal funds effective rate, (c) the rate at the time offered to JPMorgan Chase Bank, N.A. in the Eurodollar market or (d) the London Interbank Offered Rate, plus a margin that is determined based on the level of the Company’s Leverage Ratio, as defined in the Credit Agreement. During the first quarter of 2014, the average outstanding balance under the Credit Agreement was approximately $1,264,000. At March 29, 2014, the Company had no borrowings outstanding under the Credit Agreement. As of December 28, 2013, the weighted average interest rate on borrowings outstanding was 1.42%. Any future amounts that may become outstanding under the Credit Agreement are payable on June 29, 2017, the maturity date of the Credit Agreement.

Long-term investments, all of which are available-for-sale and are carried at fair value, include primarily investment-grade bonds and U.S. Treasury obligations having maturities of up to five years. Assuming that the long-term portion of investments remains at $70,720,000, the balance at March 29, 2014, a hypothetical increase or decrease in interest rates of 100 basis points would not have a material impact on future earnings on an annualized basis. Short-term investments consist of short-term investment-grade instruments and the current maturities of investment-grade corporate bonds and U.S. Treasury obligations. Accordingly, any future interest rate risk on these short-term investments would not be material.

Assets and liabilities of the Company’s Canadian operations are translated from their functional currency to U.S. dollars using exchange rates in effect at the balance sheet date and revenue and expense accounts are translated at average monthly exchange rates during the period. Adjustments resulting from the translation process are included in accumulated other comprehensive income. Transactional gains and losses arising from receivable and payable balances, including intercompany balances, in the normal course of business that are denominated in a currency other than the functional currency of the operation are recorded in the statements of income when they occur. The assets held at the Company’s Canadian subsidiary at March 29, 2014 were, as translated to U.S. dollars, approximately 1.6% of total consolidated assets. Accordingly, any translation gain or loss related to the Canadian operation would not be material.

Item 4.	Controls and Procedures

As of the end of the period covered by this quarterly report on Form 10-Q, an evaluation was carried out, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended). Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of March 29, 2014 to provide reasonable assurance that information required to be disclosed by the Company in reports that it filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There were no significant changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended March 29, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Reference is made to the descriptions of certain pending legal proceedings in the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2013. There have been no material developments with respect to any such pending legal proceedings during the thirteen-week period ended March 29, 2014.

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

For a discussion identifying additional risk factors and other important factors that could cause actual results to differ materially from those anticipated, see the discussions under Part I, Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2013, and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Notes to Consolidated Financial Statements” in this Quarterly Report on Form 10-Q.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Company

The following table provides information regarding the Company’s purchase of its common stock during the period from December 29, 2013 to March 29, 2014, the Company’s first fiscal quarter:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares That May Yet Be Purchased Under the Programs

December 28, 2013				2,767,654
Dec. 29, 2013 – Jan. 25, 2014	—	$—	—	2,767,654
Jan. 26, 2014 – Feb. 22, 2014	186,971	56.80	186,971	2,580,683
Feb. 23, 2014 – Mar. 29, 2014	450,000	58.74	450,000	2,130,683

Total	636,971	$58.17	636,971

On July 25, 2012, Landstar System, Inc. announced that it had been authorized by its Board of Directors to purchase up to 2,000,000 shares of its common stock from time to time in the open market and in privately negotiated transactions. On December 11, 2013, Landstar System, Inc. announced that it had been authorized by its Board of Directors to increase the number of shares of the Company’s common stock that the Company is authorized to purchase from time to time in the open market and in privately negotiated transactions to 3,000,000 shares. As of March 29, 2014, the Company has authorization to purchase 2,130,683 shares of its common stock under these programs. No specific expiration date has been assigned to either the July 25, 2012 or December 11, 2013 authorizations.

During the thirteen-week period ended March 29, 2014, Landstar paid dividends as follows:

Dividend Amount per Share	Declaration Date	Record Date	Payment Date
$0.35	December 10, 2013	December 27, 2013	January 16, 2014
$0.06	January 29, 2014	February 18, 2014	March 14, 2014

Dividends payable of $0.35 per share, or $15,921,000, was included in other current liabilities in the consolidated balance sheet at December 28, 2013.

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

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

The exhibits listed on the Exhibit Index are furnished as part of this quarterly report on Form 10-Q.

EXHIBIT INDEX

Registrant’s Commission File No.: 0-21238

Exhibit No.	Description

(31)	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002:

31.1 *	Chief Executive Officer certification, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Chief Financial Officer certification, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.1 **	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 **	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Schema Document

101.CAL*	XBRL Calculation Linkbase Document

101.LAB*	XBRL Labels Linkbase Document

101.PRE*	XBRL Presentation Linkbase Document

101.DEF*	XBRL Definition Linkbase Document

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LANDSTAR SYSTEM, INC.

Date: May 2, 2014	/s/ Henry H. Gerkens
Henry H. Gerkens
Chairman and
Chief Executive Officer

Date: May 2, 2014	/s/ James B. Gattoni
James B. Gattoni
President and Chief
Financial Officer