Form 10-Q
period 2014-06-28
LANDSTAR SYSTEM INC
filed 2014-08-01
CIK 853816

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2014

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

The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of the close of business on July 21, 2014 was 44,688,617.

Index

PART I – Financial Information

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

The interim consolidated financial statements contained herein reflect all adjustments (all of a normal, recurring nature) which, in the opinion of management, are necessary for a fair statement of the financial condition, results of operations, cash flows and changes in shareholders’ equity for the periods presented. They have been prepared in accordance with Rule 10-01 of Regulation S-X and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the twenty six weeks ended June 28, 2014 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 27, 2014.

These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s 2013 Annual Report on Form 10-K.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

(Unaudited)

	June 28, 2014	December 28, 2013
ASSETS
Current Assets
Cash and cash equivalents	$93,133	$180,302
Short-term investments	36,633	34,939
Trade accounts receivable, less allowance of $4,442 and $3,773	460,079	378,732
Other receivables, including advances to independent contractors, less allowance of $3,785 and $4,253	54,615	73,903
Deferred income taxes and other current assets	28,712	14,592

Total current assets	673,172	682,468

Operating property, less accumulated depreciation and amortization of $160,434 and $157,985	175,086	177,329
Goodwill	31,134	31,134
Other assets	83,136	79,765

Total assets	$962,528	$970,696

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Cash overdraft	$27,202	$27,780
Accounts payable	195,335	157,796
Current maturities of long-term debt	29,419	27,567
Insurance claims	77,909	92,280
Other current liabilities	42,285	70,237

Total current liabilities	372,150	375,660

Long-term debt, excluding current maturities	63,386	73,938
Insurance claims	23,821	24,171
Deferred income taxes and other noncurrent liabilities	43,113	42,446

Shareholders’ Equity
Common stock, $0.01 par value, authorized 160,000,000 shares, issued 67,162,401 and 67,017,858 shares	672	670
Additional paid-in capital	183,681	179,807
Retained earnings	1,231,187	1,173,044
Cost of 22,471,704 and 21,528,693 shares of common stock in treasury	(955,442)	(899,028)
Accumulated other comprehensive loss	(40)	(12)

Total shareholders’ equity	460,058	454,481

Total liabilities and shareholders’ equity	$962,528	$970,696

See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share amounts)

(Unaudited)

	Twenty Six Weeks Ended		Thirteen Weeks Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Revenue	$1,502,640	$1,297,270	$814,443	$674,390
Investment income	695	745	332	371
Costs and expenses:
Purchased transportation	1,158,964	994,536	628,933	517,040
Commissions to agents	116,565	102,747	63,861	53,715
Other operating costs, net of gains on asset dispositions	12,829	9,385	6,243	4,145
Insurance and claims	25,706	23,572	13,849	11,809
Selling, general and administrative	72,352	63,977	36,752	32,500
Depreciation and amortization	13,333	13,563	6,565	7,125

Total costs and expenses	1,399,749	1,207,780	756,203	626,334

Operating income	103,586	90,235	58,572	48,427
Interest and debt expense	1,486	1,511	718	771

Income from continuing operations before income taxes	102,100	88,724	57,854	47,656
Income taxes	38,537	33,481	21,929	18,164

Income from continuing operations	63,563	55,243	35,925	29,492
Income from discontinued operations, net of income taxes	—	1,963	—	934

Net income	$63,563	$57,206	$35,925	$30,426

Earnings per common share:
Income from continuing operations	$1.41	$1.19	$0.80	$0.64
Income from discontinued operations	—	0.04	—	0.02
Earnings per common share	1.41	1.23	0.80	0.66
Diluted earnings per share:
Income from continuing operations	$1.40	$1.19	$0.80	$0.64
Income from discontinued operations	—	0.04	—	0.02
Diluted earnings per share	1.40	1.23	0.80	0.66
Average number of shares outstanding:
Earnings per common share	45,171,000	46,380,000	44,935,000	46,253,000

Diluted earnings per share	45,362,000	46,555,000	45,128,000	46,386,000

Dividends per common share	$0.12	$—	$0.06	$—

See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

(Unaudited)

	Twenty Six Weeks Ended		Thirteen Weeks Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Net income	$63,563	$57,206	$35,925	$30,426
Other comprehensive income (loss):
Unrealized holding gains (losses) on available-for-sale investments, net of tax benefit (expense) of ($125), $439, ($65) and $408	229	(799)	119	(741)
Foreign currency translation (losses) gains	(257)	(510)	175	(285)

Other comprehensive (loss) income	(28)	(1,309)	294	(1,026)

Comprehensive income	$63,535	$55,897	$36,219	$29,400

See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Twenty Six Weeks Ended
	June 28, 2014	June 29, 2013
OPERATING ACTIVITIES OF CONTINUING OPERATIONS
Net income	$63,563	$57,206
Adjustments to reconcile net income to net cash provided by operating activities of continuing operations:
Discontinued operations	—	(1,963)
Depreciation and amortization of operating property	13,333	13,563
Non-cash interest charges	109	109
Provisions for losses on trade and other accounts receivable	2,650	1,565
Gains on sales/disposals of operating property	(736)	(2,359)
Deferred income taxes, net	1,304	6,071
Stock-based compensation	2,799	2,992
Changes in operating assets and liabilities, net of discontinued operations:
Decrease (increase) in trade and other accounts receivable	(64,709)	11,401
Increase in other assets	(15,592)	(6,273)
Increase in accounts payable	37,539	78
Decrease in other liabilities	(11,939)	(3,780)
Increase (decrease) in insurance claims	(14,721)	1,526

NET CASH PROVIDED BY OPERATING ACTIVITIES OF CONTINUING OPERATIONS	13,600	80,136

INVESTING ACTIVITIES OF CONTINUING OPERATIONS
Net change in other short-term investments	(3,225)	—
Sales and maturities of investments	20,830	24,296
Purchases of investments	(21,807)	(35,157)
Purchases of operating property	(1,354)	(2,744)
Proceeds from sales of operating property	2,410	6,826

NET CASH USED BY INVESTING ACTIVITIES OF CONTINUING OPERATIONS	(3,146)	(6,779)

FINANCING ACTIVITIES OF CONTINUING OPERATIONS
Decrease in cash overdraft	(578)	(2,525)
Dividends paid	(21,341)	—
Proceeds from exercises of stock options	2,111	1,885
Taxes paid in lieu of shares issued related to stock-based compensation plans	(1,724)	(1,633)
Excess tax effect on stock option exercises	669	252
Purchases of common stock	(56,393)	(46,603)
Principal payments on long-term debt and capital lease obligations	(20,110)	(31,560)

NET CASH USED BY FINANCING ACTIVITIES OF CONTINUING OPERATIONS	(97,366)	(80,184)

Cash flows from discontinued operations:
Operating activities of discontinued operations	—	4,629
Investing activities of discontinued operations	—	(5)
Financing activities of discontinued operations	—	(4,097)

Net cash provided by discontinued operations	—	527

Effect of exchange rate changes on cash and cash equivalents	(257)	(510)

Decrease in cash and cash equivalents	(87,169)	(6,810)
Cash and cash equivalents at beginning of period	180,302	74,284

Cash and cash equivalents at end of period	$93,133	$67,474

See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

Twenty Six Weeks Ended June 28, 2014

(Dollars in thousands)

(Unaudited)

	Common Stock		Additional Paid-In	Retained	Treasury Stock at Cost		Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	Loss	Total
Balance December 28, 2013	67,017,858	$670	$179,807	$1,173,044	21,528,693	$(899,028)	$(12)	$454,481
Net income				63,563				63,563
Dividends ($0.12 per share)				(5,420)				(5,420)
Purchases of common stock					939,872	(56,393)		(56,393)
Issuance of stock related to stock-based compensation plans, including excess tax effect	144,543	2	1,075		3,139	(21)		1,056
Stock-based compensation			2,799					2,799
Other comprehensive loss							(28)	(28)

Balance June 28, 2014	67,162,401	$672	$183,681	$1,231,187	22,471,704	$(955,442)	$(40)	$460,058

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

On December 28, 2013, the Company completed the sale of Landstar Supply Chain Solutions, Inc., a Delaware corporation, including its wholly owned subsidiary, Landstar Supply Chain Solutions LLC (collectively, “LSCS”), which was part of the Company’s Transportation Logistics segment, to XPO Logistics, Inc. (“XPO”). XPO paid a purchase price of $87.0 million in cash as consideration for LSCS. The net assets of LSCS acquired by XPO were $32.5 million. Direct transaction costs related to the transaction, primarily legal and other professional fees and payments made to certain executives of LSCS in connection with the transaction, were approximately $2.4 million. Net of income taxes of $19.1 million, the sale resulted in a gain on the sale of discontinued operations of $33.0 million, or $0.71 per diluted share in fiscal year 2013. There were no interest costs or corporate overhead expenses allocated in the gain calculation. Prior year operating results of LSCS have been reclassified in the consolidated financial statements to discontinued operations.

The following table summarizes specific financial components of discontinued operations presented in the consolidated statements of income for the twenty-six-week and thirteen-week periods ended June 29, 2013 (in thousands):

	Twenty Six Weeks Ended	Thirteen Weeks Ended
Revenue	$10,391	$4,950
Income from discontinued operations before income taxes	3,164	1,510
Income taxes on income from discontinued operations	1,201	576

Income from discontinued operations, net of income taxes	$1,963	$934

(2)	Share-based Payment Arrangements

As of June 28, 2014, the Company had two employee equity incentive plans, the 2002 employee stock option and stock incentive plan (the “ESOSIP”) and the 2011 equity incentive plan (the “2011 EIP”). No further grants can be made under the ESOSIP. The Company also has two stock compensation plans for members of its Board of Directors, the 2003 Directors Stock Compensation Plan (the “2003 DSCP”) and the 2013 Directors Stock Compensation Plan (the “2013 DSCP”). The provisions of the 2013 DSCP are substantially similar to the provisions of the 2003 DSCP. 115,000 shares of the Company’s common stock were authorized for issuance under the 2013 DSCP. The ESOSIP, 2011 EIP, 2003 DSCP and 2013 DSCP are each referred to herein as a “Plan,” and, collectively, as the “Plans.” Amounts recognized in the financial statements with respect to these Plans are as follows (in thousands):

	Twenty Six Weeks Ended		Thirteen Weeks Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Total cost of the Plans during the period	$2,799	$2,992	$1,635	$1,374
Amount of related income tax benefit recognized during the period	1,277	979	663	282

Net cost of the Plans during the period	$1,522	$2,013	$972	$1,092

Included in income tax benefits recognized in the twenty-six-week periods ended June 28, 2014 and June 29, 2013 were income tax benefits of $464,000 and $417,000, respectively, recognized on disqualifying dispositions of the Company’s common stock by employees who obtained shares of common stock through exercises of incentive stock options.

As of June 28, 2014, there were 95,531 shares of the Company’s common stock reserved for issuance under the 2013 DSCP and 6,191,385 shares of the Company’s common stock reserved for issuance in the aggregate under the ESOSIP and 2011 EIP.

Stock Options

The fair value of each option grant on its grant date was calculated using the Black-Scholes option pricing model with the following weighted average assumptions for grants made in the 2014 and 2013 twenty-six-week periods:

	2014	2013
Expected volatility	26.0%	32.0%
Expected dividend yield	0.43%	0.41%
Risk-free interest rate	1.50%	0.75%
Expected lives (in years)	4.0	4.0

The Company utilizes historical data, including exercise patterns and employee departure behavior, in estimating the term that options will be outstanding. Expected volatility was based on historical volatility and other factors, such as expected changes in volatility arising from planned changes to the Company’s business, if any. The risk-free interest rate was based on the yield of zero coupon U.S. Treasury bonds for terms that approximated the terms of the options granted. The weighted average grant date fair value of stock options granted during the twenty-six-week periods ended June 28, 2014 and June 29, 2013 was $12.70 per share and $14.21 per share, respectively.

The following table summarizes information regarding the Company’s outstanding stock options under the Plans:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (000s)
Options outstanding at December 28, 2013	1,454,816	$44.55
Granted	1,000	$58.06
Exercised	(349,193)	$41.07
Forfeited	(65,800)	$47.47

Options outstanding at June 28, 2014	1,040,823	$45.55	5.6	$18,707

Options exercisable at June 28, 2014	644,573	$43.33	4.5	$13,013

The total intrinsic value of stock options exercised during the twenty-six-week periods ended June 28, 2014 and June 29, 2013 was $6,386,000 and $5,305,000, respectively.

As of June 28, 2014, there was $3,837,000 of total unrecognized compensation cost related to non-vested stock options granted under the Plans. The unrecognized compensation cost related to these non-vested options is expected to be recognized over a weighted average period of 2.6 years.

Non-vested Restricted Stock

The fair value of each share of non-vested restricted stock issued under the Plans is based on the fair value of a share of the Company’s common stock on the date of grant.

The following table summarizes information regarding the Company’s outstanding non-vested restricted stock under the Plans:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at December 28, 2013	38,193	$46.75
Granted	7,124	$63.17
Vested	(9,696)	$49.02
Forfeited	(2,768)	$54.20

Outstanding at June 28, 2014	32,853	$49.01

As of June 28, 2014, there was $1,063,000 of total unrecognized compensation cost related to non-vested shares of restricted stock granted under the Plans. The unrecognized compensation cost related to these non-vested shares of restricted stock is expected to be recognized over a weighted average period of 2.4 years.

Restricted Stock Units

The fair value of a restricted stock unit (“RSU”) is determined based on the market value of the Company’s common stock on the date of grant, discounted for lack of marketability for a minimum post-vesting holding requirement. The discount rate due to lack of marketability used for RSU award grants during both twenty-six-week periods ended June 28, 2014 and June 29, 2013 was 7%.

The following table summarizes information regarding the Company’s outstanding RSU awards under the Plans:

	Number of Units	Weighted Average Grant Date Fair Value
Outstanding at December 28, 2013	308,007	$49.63
Granted	146,000	$53.11
Vested	(24,641)	$51.47
Forfeited	(3,736)	$49.53

Outstanding at June 28, 2014	425,630	$50.72

RSU awards have contractual lives of three or five years from the date of grant. In general, for RSUs with five-year contractual lives, the number of RSUs that vest is determined annually, for each year in the five-year period from date of grant, by multiplying the number of RSUs granted by the sum of (a) the average of the percentage change (positive or negative) in operating income and diluted earnings per share in each of the five years as compared to operating income and diluted earnings per share reported in the base year (base year being the year immediately preceding the year in which the RSUs were granted), plus (b) 5%, rounded to the nearest whole number, less (c) the number of RSUs from that grant that have previously vested. For RSUs granted in 2014, the number of RSUs that vest will be determined annually, for each year in the five-year period from date of grant, by multiplying the number of RSUs granted by the sum of (a) the average of the percentage change (positive or negative) in operating income and diluted earnings per share in each of the five years as compared to the results from continuing operations in the 2013 fiscal year (that is the average of the change in operating income and diluted earnings per share for the year ended as compared to the 2013 fiscal year results from continuing operations, which reflects the treatment of Landstar Supply Chain Solutions, Inc. and its wholly owned subsidiary, Landstar Supply Chain Solutions LLC as a discontinued operation effective December 28, 2013) plus (b) 5%, rounded to the nearest whole number, less (c) the number of RSUs from that grant that have previously vested. On January 23, 2013, the Company granted 100,000 RSUs to the Company’s Chairman and Chief Executive Officer. These 100,000 RSUs have three-year contractual lives with vesting dates of January 31 of 2014, 2015, and 2016, with the number of RSUs that vest on each vesting date determined by multiplying 100,000 by the sum of (1) the percentage increase in operating income in the most recently completed fiscal year as compared to the results from the immediately preceding fiscal year, plus (2) the percentage increase in diluted earnings per share in the most recently completed fiscal year as compared to the results from the preceding fiscal year. The Company reports compensation expense over the life of the award based on an estimated number of shares that will vest over the life of the award, multiplied by the fair value of a RSU. The Company recognized approximately $1,588,000 and $1,044,000 of share-based compensation expense related to RSU awards in the twenty-six-week periods ended June 28, 2014 and June 29, 2013, respectively. As of June 28, 2014, there was a maximum of $20.1 million of total unrecognized compensation cost related to RSU awards granted under the Plans with an expected average remaining life of approximately 3.3 years. The amount of future compensation expense to be recognized will be determined based on future operating results.

(3)	Income Taxes

The provisions for income taxes for both the 2014 and 2013 twenty-six-week periods were based on estimated combined effective income tax rates of 38.2%, adjusted for discrete events, such as benefits resulting from disqualifying dispositions of the Company’s common stock by employees who obtained the stock through exercises of incentive stock options. The effective income tax rates on income from continuing operations for the 2014 and 2013 twenty-six-week periods were each 37.7%, which were higher than the statutory federal income tax rate primarily as a result of state taxes, the meals and entertainment exclusion and non-deductible stock-based compensation.

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

The following table provides a reconciliation of the average number of common shares outstanding used to calculate earnings per common share to the average number of common shares and common share equivalents outstanding used to calculate diluted earnings per share (in thousands):

	Twenty Six Weeks Ended		Thirteen Weeks Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Average number of common shares outstanding	45,171	46,380	44,935	46,253
Incremental shares from assumed exercises of stock options	191	175	193	133

Average number of common shares and common share equivalents outstanding	45,362	46,555	45,128	46,386

For each of the twenty-six-week and thirteen-week periods ended June 28, 2014, no options outstanding to purchase shares of common stock were antidilutive. For each of the twenty-six-week and thirteen-week periods ended June 29, 2013, there were 152,000 options outstanding to purchase shares of common stock excluded from the calculation of diluted earnings per share because they were antidilutive. Outstanding RSUs were excluded from the calculation of diluted earnings per share for all periods because the performance metric requirements for vesting had not been satisfied.

(5)	Additional Cash Flow Information

During the 2014 twenty-six-week period, Landstar paid income taxes and interest of $56,425,000 and $1,530,000, respectively. During the 2013 twenty-six-week period, Landstar paid income taxes and interest of $28,801,000 and $1,518,000, respectively. Landstar acquired operating property by entering into capital leases in the amount of $11,410,000 and $36,704,000 in the 2014 and 2013 twenty-six-week periods, respectively.

(6)	Segment Information

The following table summarizes information about the Company’s reportable business segments as of and for the twenty-six-week and thirteen-week periods ended June 28, 2014 and June 29, 2013 (in thousands):

	Twenty Six Weeks Ended
	June 28, 2014			June 29, 2013
	Transportation Logistics	Insurance	Total	Transportation Logistics	Insurance	Total
External revenue from continuing operations	$1,483,673	$18,967	$1,502,640	$1,279,168	$18,102	$1,297,270
Investment income		695	695		745	745
Internal revenue		16,582	16,582		16,809	16,809
Operating income from continuing operations	92,202	11,384	103,586	75,821	14,414	90,235
Expenditures on long-lived assets from continuing operations	1,354		1,354	2,744		2,744
Goodwill	31,134		31,134	57,470		57,470

	Thirteen Weeks Ended
	June 28, 2014			June 29, 2013
	Transportation Logistics	Insurance	Total	Transportation Logistics	Insurance	Total
External revenue from continuing operations	$804,820	$9,623	$814,443	$665,328	$9,062	$674,390
Investment income		332	332		371	371
Internal revenue		10,790	10,790		10,809	10,809
Operating income from continuing operations	53,218	5,354	58,572	40,933	7,494	48,427
Expenditures on long-lived assets from continuing operations	622		622	1,022		1,022

Included in goodwill in the Transportation Logistics segment at June 29, 2013 is goodwill of $26,336,000 relating to the LSCS discontinued operations.

In the twenty-six-week and thirteen-week periods ended June 28, 2014 and June 29, 2013, no single customer accounted for more than 10% of the Company’s consolidated revenue.

(7)	Other Comprehensive Income

The following table presents the components of and changes in accumulated other comprehensive income, net of related income taxes, as of and for the twenty-six-week period ended June 28, 2014 (in thousands):

	Unrealized Gains on Available-for-Sale Securities	Foreign Currency Translation	Total
Balance as of December 28, 2013	$244	$(256)	$(12)
Other comprehensive income (loss)	229	(257)	(28)

Balance as of June 28, 2014	$473	$(513)	$(40)

Amounts reclassified from accumulated other comprehensive income to investment income due to the realization of previously unrealized gains and losses in the accompanying consolidated statements of income were not significant for the twenty-six-week period ended June 28, 2014.

(8)	Investments

Investments include primarily investment-grade corporate bonds and U.S. Treasury obligations having maturities of up to five years (the “bond portfolio”). Investments in the bond portfolio are reported as available-for-sale and are carried at fair value. Investments maturing less than one year from the balance sheet date are included in short-term investments and investments maturing more than one year from the balance sheet date are included in other assets in the consolidated balance sheets. Management performs an analysis of the nature of the unrealized losses on available-for-sale investments to determine whether such losses are other-than-temporary. Unrealized losses, representing the excess of the purchase price of an investment over its fair value as of the end of a period, considered to be other-than-temporary, are to be included as a charge in the statement of income, while unrealized losses considered to be temporary are to be included as a component of shareholders’ equity. Investments whose values are based on quoted market prices in active markets are classified within Level 1. Investments that trade in markets that are not considered to be active, but are valued based on quoted market prices, are classified within Level 2. As Level 2 investments include positions that are not traded in active markets, valuations may be adjusted to reflect illiquidity and/or non-transferability, which are generally based on available market information. Any transfers between levels are recognized as of the beginning of any reporting period. Fair value of the bond portfolio was determined using Level 1 inputs related to U.S. Treasury obligations and money market investments and Level 2 inputs related to investment-grade corporate bonds, asset-backed securities and direct obligations of government agencies. Unrealized gains, net of unrealized losses, on the investments in the bond portfolio were $732,000 and $378,000 at June 28, 2014 and December 28, 2013, respectively.

The amortized cost and fair values of available-for-sale investments are as follows at June 28, 2014 and December 28, 2013 (in thousands):

		Gross	Gross
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
June 28, 2014
Money market investments	$5,278	$—	$—	$5,278
Asset-backed securities	4,892	8	23	4,877
Corporate bonds and direct obligations of government agencies	73,118	853	128	73,843
U.S. Treasury obligations	19,512	29	7	19,534

Total	$102,800	$890	$158	$103,532

December 28, 2013
Money market investments	$2,499	$—	$—	$2,499
Asset-backed securities	4,350	19	72	4,297
Corporate bonds and direct obligations of government agencies	76,786	783	370	77,199
U.S. Treasury obligations	18,524	31	13	18,542

Total	$102,159	$833	$455	$102,537

For those available-for-sale investments with unrealized losses at June 28, 2014 and December 28, 2013, the following table summarizes the duration of the unrealized loss (in thousands):

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
June 28, 2014
Asset-backed securities	$1,010	$2	$2,469	$21	$3,479	$23
Corporate bonds and direct obligations of government agencies	5,562	7	11,451	121	17,013	128
U.S. Treasury obligations	3,000	—	762	7	3,762	7

Total	$9,572	$9	$14,682	$149	$24,254	$158

December 28, 2013
Asset-backed securities	$3,429	$72	$—	$—	$3,429	$72
Corporate bonds and direct obligations of government agencies	22,169	370	—	—	22,169	370
U.S. Treasury obligations	757	13	—	—	757	13

Total	$26,355	$455	$—	$—	$26,355	$455

The Company believes that unrealized losses on investments were primarily caused by rising interest rates rather than changes in credit quality. The Company expects to recover the amortized cost basis of these securities as it does not intend to sell, and does not anticipate being required to sell, these securities before recovery of the cost basis. For these reasons, the Company does not consider the unrealized losses on these securities to be other-than-temporary at June 28, 2014.

(9)	Commitments and Contingencies

Short-term investments include $33,408,000 in current maturities of investments and $3,225,000 of cash equivalents held by the Company’s insurance segment at June 28, 2014. The non-current portion of the bond portfolio of $70,124,000 is included in other assets. The short-term investments, together with $34,600,000 of non-current investments, provide collateral for the $64,432,000 of letters of credit issued to guarantee payment of insurance claims. As of June 28, 2014, Landstar also had $33,000,000 of additional letters of credit outstanding under the Company’s Credit Agreement.

As further described in periodic and current reports previously filed by the Company with the Securities and Exchange Commission (the “SEC”), in connection with an accident that occurred in February 2007 involving a BCO Independent Contractor leased to Landstar Ranger, Inc., on September 23, 2011, a jury sitting in a state court in Cobb County, Georgia, entered a damage award of approximately $40.2 million against Landstar Ranger, Inc., Landstar System Holdings, Inc. and Landstar System, Inc. (the “Landstar Defendants”). On May 28, 2013, the trial court entered an amended judgment that added approximately $1.0 million of pre-judgment interest, $14.0 million of attorney fees and post-judgment interest at the rate of 6.25% per annum from and after September 23, 2011 on the aggregate sum of approximately $55.2 million awarded to the plaintiffs. Such amount in the aggregate is referred to herein as the “Damage Award”. Under the terms of the commercial trucking insurance program that Landstar had in place in 2007, Landstar retained liability for up to $5 million with respect to the accident giving rise to the Damage Award and had third party insurance and/or reinsurance policies in place that were expected to provide coverage for all amounts in excess of such retained liability, including all related out-of-pocket expenses, such as the costs of an appeal bond and interest. The Company recorded a $5 million charge representing its self-insured retention in respect of this accident in the consolidated financial results of the Company in the 2007 first quarter.

On July 9, 2014, while an appeal of the Damage Award filed by the Landstar Defendants was pending before the Court of Appeals of the State of Georgia, the plaintiffs and the Landstar Defendants entered into an agreement in principle providing for the settlement of all claims of the plaintiffs against the Landstar Defendants for $42.0 million (the “Settlement Amount”). In connection therewith, on July 9, 2014, the plaintiffs filed a Motion to Dismiss Appeal stating that the parties have agreed to compromise and settle all claims asserted by the plaintiffs against the Landstar Defendants. Under the terms of the Company’s insurance policies, the Company is the primary obligor of the amount of the Settlement Amount, and as such, the Company has reported a $40.5 million receivable from the third party insurance providers in other receivables and a corresponding liability of the same amount in insurance claims in the consolidated balance sheets at June 28, 2014. No assurances can be given regarding the impact of the Damage Award or the Settlement Amount on the premiums charged by the Company’s third party insurers from time to time for commercial trucking insurance.

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

(10)	Change in Accounting Estimate

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

The following table summarizes the effect of the increase in the cost of insurance and claims resulting from unfavorable development of prior year self-insured claims estimates on operating income, income from continuing operations and earnings per share from continuing operations amounts in the consolidated statements of income for the twenty-six-week and thirteen-week periods ended June 28, 2014 and June 29, 2013 (in thousands, except per share amounts):

	Twenty Six Weeks Ended		Thirteen Weeks Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Operating income	$6,747	$4,644	$4,856	$2,282
Income from continuing operations	4,170	2,870	3,001	1,410

Earnings per share from continuing operations	$0.09	$0.06	$0.07	$0.03
Diluted earnings per share from continuing operations	$0.09	$0.06	$0.07	$0.03

(11)	Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-09 - Revenue from Contracts with Customers (“ASU 2014-09”). ASU 2014-09 is a comprehensive revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. In adopting ASU 2014-09, companies may use either a full retrospective or a modified retrospective approach. ASU 2014-09 is effective for the first interim period within annual reporting periods beginning after December 15, 2016, and early adoption is not permitted. ASU 2014-09 is not expected to have a material impact on the Company’s financial statements.

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

The transportation logistics segment provides a wide range of integrated transportation management solutions. Transportation services offered by the Company include truckload and less-than-truckload transportation, rail intermodal, air cargo, ocean cargo, expedited ground and air delivery of time-critical freight, heavy-haul/specialized, U.S.-Canada and U.S.-Mexico cross-border, project cargo and customs brokerage. Transportation management solutions offered by the Company may include integrated multi-modal solutions and warehousing. Industries serviced by the transportation logistics segment include automotive products, building products, metals, chemicals, foodstuffs, heavy machinery, retail, electronics, ammunition and explosives and military equipment. In addition, the transportation logistics segment provides transportation services to other transportation companies, including logistics and less-than-truckload service providers. Each of the independent commission sales agents has the opportunity to market all of the services provided by the transportation logistics segment. Billings for freight transportation services are typically charged to customers on a per shipment basis for the physical transportation of freight and are referred to as transportation revenue. During the twenty six weeks ended June 28, 2014, revenue hauled by BCO Independent Contractors,

Truck Brokerage Carriers and railroads represented approximately 49%, 45% and 3%, respectively, of the Company’s consolidated revenue. Collectively, revenue hauled by air and ocean cargo carriers represented approximately 2% of the Company’s consolidated revenue in the twenty-six-week period ended June 28, 2014.

The insurance segment is comprised of Signature Insurance Company, a wholly owned offshore insurance subsidiary (“Signature”), and Risk Management Claim Services, Inc. This segment provides risk and claims management services to certain of Landstar’s operating subsidiaries. In addition, it reinsures certain risks of the Company’s BCO Independent Contractors and provides certain property and casualty insurance directly to certain of Landstar’s operating subsidiaries. Revenue at the insurance segment represents reinsurance premiums from third party insurance companies that provide insurance programs to BCO Independent Contractors where all or a portion of the risk is ultimately borne by Signature. Revenue at the insurance segment represented approximately 1% of the Company’s consolidated revenue for the twenty-six-week period ended June 28, 2014.

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

	Twenty Six Weeks Ended		Thirteen Weeks Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Revenue from continuing operations generated through (in thousands):

BCO Independent Contractors	$740,689	$645,548	$397,037	$341,499
Truck Brokerage Carriers	669,154	551,822	367,641	281,181
Rail intermodal	37,021	36,688	20,526	18,677
Ocean and air cargo carriers	36,437	45,021	19,421	23,918
Other (1)	19,339	18,191	9,818	9,115

	$1,502,640	$1,297,270	$814,443	$674,390

Number of loads:

BCO Independent Contractors	411,370	392,370	212,500	204,600
Truck Brokerage Carriers	357,170	331,740	191,720	167,780
Rail intermodal	14,280	14,390	7,870	7,370
Ocean and air cargo carriers	8,010	8,040	4,120	4,070

	790,830	746,540	416,210	383,820

Revenue per load:

BCO Independent Contractors	$1,801	$1,645	$1,868	$1,669
Truck Brokerage Carriers	1,873	1,663	1,918	1,676
Rail intermodal	2,593	2,550	2,608	2,534
Ocean and air cargo carriers	4,549	5,600	4,714	5,877

(1)	Includes premium revenue generated by the insurance segment and warehousing revenue generated by the transportation logistics segment.

Also critical to the Company’s success is its ability to secure capacity, particularly truck capacity, at rates that allow the Company to profitably transport customers’ freight. The following table summarizes available truck capacity providers:

	June 28, 2014	June 29, 2013
BCO Independent Contractors	8,074	7,876
Truck Brokerage Carriers:
Approved and active (1)	23,807	20,844
Other approved	11,743	11,228

	35,550	32,072

Total available truck capacity providers	43,624	39,948

Number of trucks provided by BCO Independent Contractors	8,591	8,368

(1)	Active refers to Truck Brokerage Carriers who moved at least one load in the 180 days immediately preceding the fiscal quarter end.

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

Purchased transportation represents the amount a BCO Independent Contractor or other third party capacity provider is paid to haul freight. The amount of purchased transportation paid to a BCO Independent Contractor is primarily based on a contractually agreed-upon percentage of revenue generated by the haul. Purchased transportation paid to a Truck Brokerage Carrier is based on either a negotiated rate for each load hauled or, to a lesser extent, a contractually agreed-upon fixed rate. Purchased transportation paid to railroads is based on either a negotiated rate for each load hauled or a contractually agreed-upon fixed rate. Purchased transportation paid to air cargo carriers is generally based on a negotiated rate for each load hauled and purchased transportation paid to ocean cargo carriers is generally based on contractually agreed-upon fixed rates. Purchased transportation as a percentage of revenue for truck brokerage, rail intermodal and ocean cargo services is normally higher than that of BCO Independent Contractor and air cargo services. Purchased transportation is the largest component of costs and expenses and, on a consolidated basis, increases or decreases as a percentage of consolidated revenue in proportion to changes in the percentage of consolidated revenue generated through BCO Independent Contractors and other third party capacity providers and reinsurance premiums. Purchased transportation as a percent of revenue also increases or decreases in relation to the availability of truck brokerage capacity and with changes in the price of fuel on revenue hauled by Truck Brokerage Carriers. Purchased transportation costs are recognized upon the completion of freight delivery.

Commissions to agents are based on contractually agreed-upon percentages of revenue or net revenue, defined as revenue less the cost of purchased transportation, or net revenue less a contractually agreed upon percentage of revenue retained by Landstar. Commissions to agents as a percentage of consolidated revenue will vary directly with fluctuations in the percentage of consolidated revenue generated by the various modes of transportation and reinsurance premiums and with changes in net revenue margin, defined as net revenue divided by revenue, on services provided by Truck Brokerage Carriers, railroads, air cargo carriers and ocean cargo carriers. Commissions to agents are recognized upon the completion of freight delivery.

The Company defines gross profit as revenue less the cost of purchased transportation and commissions to agents. Gross profit divided by revenue is referred to as gross profit margin. The Company’s operating margin is defined as operating income divided by gross profit.

In general, gross profit margin on revenue hauled by BCO Independent Contractors represents a fixed percentage of revenue due to the nature of the contracts that pay a fixed percentage of revenue to both the BCO Independent Contractors and independent commission sales agents. For revenue hauled by Truck Brokerage Carriers, gross profit margin is either fixed or variable as a percent of revenue, depending on the contract with each individual independent commission sales agent. Under certain contracts with independent commission sales agents, the Company retains a fixed percentage of revenue and the agent retains the amount remaining less the cost of purchased transportation (the “retention contracts”). Gross profit margin on revenue hauled by railroads, air cargo carriers, ocean cargo carriers and Truck Brokerage Carriers, other than those under retention contracts, is variable in nature as the Company’s contracts with independent commission sales agents provide commissions to agents at a contractually agreed upon percentage of net revenue. Approximately 58% of the Company’s consolidated revenue in the twenty-six-week period ended June 28, 2014 was generated under contracts that have a fixed gross profit margin while 42% was under contracts that have a variable gross profit margin.

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

With respect to insurance and claims cost, potential liability associated with accidents in the trucking industry is severe and occurrences are unpredictable. For commercial trucking claims, Landstar retains liability up to $5,000,000 per occurrence. The Company also retains liability of up to $1,000,000 for each general liability claim, $250,000 for each workers’ compensation claim and up to $250,000 for each cargo claim. The Company’s exposure to liability associated with accidents incurred by Truck Brokerage Carriers, railroads and air and ocean cargo carriers who transport freight on behalf of the Company is reduced by various factors including the extent to which such carriers maintain their own insurance coverage. A material increase in the frequency or severity of accidents, cargo claims or workers’ compensation claims or the material unfavorable development of existing claims could have a material adverse effect on Landstar’s cost of insurance and claims and its results of operations.

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

The following table sets forth the percentage relationship of purchased transportation and commissions to agents, both being direct costs, to revenue and indirect costs as a percentage of gross profit for the periods indicated:

	Twenty Six Weeks Ended		Thirteen Weeks Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Revenue	100.0%	100.0%	100.0%	100.0%
Purchased transportation	77.1	76.7	77.2	76.7
Commissions to agents	7.8	7.9	7.8	8.0

Gross profit margin	15.1%	15.4%	14.9%	15.4%

Gross profit	100.0%	100.0%	100.0%	100.0%
Investment income	0.3	0.4	0.3	0.4
Indirect costs and expenses:
Other operating costs, net of gains on asset dispositions	5.6	4.7	5.1	4.0
Insurance and claims	11.3	11.8	11.4	11.4
Selling, general and administrative	31.9	32.0	30.2	31.4
Depreciation and amortization	5.9	6.8	5.4	6.9

Total costs and expenses	54.7	55.3	52.1	53.6

Operating margin	45.6%	45.1%	48.1%	46.7%

Management believes that a discussion of indirect costs as a percentage of gross profit is useful and meaningful to potential investors for the following principal reasons: (1) disclosure of these relative measures (i.e., each indirect operating cost line item as a percentage of gross profit) allows investors to better understand the underlying trends in Landstar’s results of operations; (2) due to the generally fixed nature of these indirect costs (other than insurance and claims costs), these relative measures are meaningful to investors’ evaluations of the Company’s management of its indirect costs attributable to operations; (3) management considers this financial information in its decision-making, such as budgeting for infrastructure, trailing equipment and selling, general and administrative costs; and (4) this information facilitates comparisons by investors of Landstar’s results to the results of peer non-asset or asset-light companies in the transportation and logistics services industry who report “net revenue” in Management Discussion and Analysis, which represents revenue less the cost of purchased transportation. The difference between Landstar’s use of the term “gross profit” versus its peers’ use of the term “net revenue” is due to the direct cost of commissions to agents under the Landstar model, whereas peer companies generally have no commissions to agents.

Also, as previously mentioned, the Company reports two operating segments: the transportation logistics segment and the insurance segment. External revenue at the insurance segment, representing reinsurance premiums, has historically been relatively consistent on a year-over-year basis at less than 2% of consolidated revenue and generally corresponds directly with the number of trucks provided by BCO Independent Contractors. The discussion of indirect cost line items in Management’s Discussion and Analysis of Financial Condition and Results of Operations considers the Company’s costs on a consolidated basis rather than on a segment basis. Management believes this presentation format is the most appropriate to assist users of the financial statements in understanding the Company’s business for the following reasons: (1) the insurance segment has no other operating costs, (2) discussion of insurance and claims at either segment without reference to the other may create confusion amongst investors and potential investors due to intercompany arrangements and specific deductible programs that affect comparability of financial results by segment between various fiscal periods but that have no effect on the Company from a consolidated reporting perspective, (3) selling, general and administrative costs of the insurance segment comprise less than 10% of consolidated selling, general and administrative costs and have historically been relatively consistent on a year-over-year basis, and (4) the insurance segment has no depreciation and amortization.

TWENTY SIX WEEKS ENDED JUNE 28, 2014 COMPARED TO TWENTY SIX WEEKS ENDED JUNE 29, 2013

Revenue for the 2014 twenty-six-week period was $1,502,640,000, an increase of $205,370,000, or 16%, compared to the 2013 twenty-six-week period. Transportation revenue increased $204,505,000, or 16%. The increase in transportation revenue was primarily attributable to approximately a 6% increase in the number of loads hauled and increased revenue per load of approximately 10%. Reinsurance premiums from third party insurance companies that provide insurance programs to BCO Independent Contractors where all or a portion of the risk of loss is ultimately borne by Signature, was $18,967,000 and $18,102,000 for the 2014 and 2013 twenty-six-week periods, respectively.

Truck transportation revenue hauled by BCO Independent Contractors and Truck Brokerage Carriers (together, the “third party truck capacity providers”) for the twenty-six-week period ended June 28, 2014, was $1,409,843,000, or 94% of total revenue, an increase of $212,473,000, or 18%, compared to the 2013 twenty-six-week period. The number of loads hauled by third party truck capacity providers in the 2014 twenty-six-week period increased approximately 7% compared to the 2013 twenty-six-week period, and revenue per load increased approximately 11% compared to the 2013 twenty-six-week period. The increase in the number of loads hauled via third party truck capacity providers was due to a broad-based increase in underlying demand for truck transportation services. The increase in revenue per load on loads hauled via truck was primarily attributable to increased demand and a tight truck capacity environment. Fuel surcharges on Truck Brokerage Carrier revenue identified separately in billings to customers and included as a component of Truck Brokerage Carrier revenue were $56,942,000 and $54,944,000 in the 2014 and 2013 periods, respectively. Fuel surcharges billed to customers on revenue hauled by BCO Independent Contractors are excluded from revenue.

Transportation revenue hauled by rail intermodal, air cargo and ocean cargo carriers (collectively, the “multimode capacity providers”) for the twenty-six-week period ended June 28, 2014, was $73,458,000, or 5% of total revenue, a decrease of $8,251,000, or 10%, compared to the 2013 twenty-six-week period. The number of loads hauled by multimode capacity providers in the 2014 twenty-six-week period decreased approximately 1% compared to the 2013 twenty-six-week period and revenue per load on revenue hauled by multimode capacity providers decreased approximately 9% over the same period. The decrease in loads hauled by multimode capacity providers was primarily due to decreased rail intermodal loads due to the severe winter weather disruptions that impacted domestic rail carriers in the first half of 2014. The decrease in revenue per load on revenue hauled by multimode capacity providers was primarily due to decreased loads hauled by ocean cargo carriers, which typically have a higher revenue per load amount compared to other types of multimode shipments. Also, revenue per load on revenue hauled by multimode capacity providers is influenced by many factors, including revenue mix among the various modes of transportation used, length of haul, complexity of freight, density of freight lanes, fuel costs and availability of capacity.

Purchased transportation was 77.1% and 76.7% of revenue in the 2014 and 2013 twenty-six-week periods, respectively. The increase in purchased transportation as a percentage of revenue was primarily attributable to an increased rate of purchased transportation paid to Truck Brokerage Carriers as the availability of truck capacity tightened in 2014. Commissions to agents were 7.8% and 7.9% of revenue in the 2014 and 2013 periods, respectively. The decrease in commissions to agents as a percentage of revenue was primarily attributable to a decreased net revenue margin on revenue hauled by Truck Brokerage Carriers caused by the increased rate of purchased transportation paid to Truck Brokerage Carriers.

Investment income at the insurance segment was $695,000 and $745,000 in the 2014 and 2013 twenty-six-week periods, respectively.

Other operating costs increased $3,444,000 in the 2014 twenty-six-week period compared to the 2013 twenty-six-week period and represented 5.6% of gross profit in the 2014 period compared to 4.7% of gross profit in the 2013 period. The increase in other operating costs compared to prior year was mostly due to lower gains on sales of trailing equipment in the 2014 period of $1,623,000 and, to a lesser extent, increased costs of various BCO programs, including recruiting and other related costs. The increase in other operating costs as a percent of gross profit was caused by the increase in other operating costs, but was somewhat reduced by the effect of increased gross profit.

Insurance and claims increased $2,134,000 in the 2014 twenty-six-week period compared to the 2013 twenty-six-week period and represented 11.3% of gross profit in the 2014 period compared to 11.8% of gross profit in the 2013 period. The increase in insurance and claims compared to prior year was due to increased net unfavorable development of prior year claims in the 2014 period of $2,103,000. The decrease in insurance and claims as a percent of gross profit, however, was due to the effect of increased gross profit, which more than offset the effect of the increase in insurance and claims.

Selling, general and administrative costs increased $8,375,000 in the 2014 twenty-six-week period compared to the 2013 twenty-six-week period and represented 31.9% of gross profit in the 2014 period compared to 32.0% of gross profit in the 2013 period. The increase in selling, general and administrative costs compared to prior year was due to a $6,579,000 provision for incentive compensation in the 2014 period compared to a minimal provision in the 2013 period, plus an increased provision for customer bad debt in the 2014 period. The decrease in selling, general and administrative costs as a percent of gross profit, however, was due to the effect of increased gross profit which more than offset the effect of the increase in selling, general and administrative costs.

Depreciation and amortization decreased $230,000 in the 2014 twenty-six-week period compared to the 2013 twenty-six-week period and represented 5.9% of gross profit in the 2014 period compared to 6.8% of gross profit in the 2013 period. The decrease in depreciation and amortization as a percent of gross profit was primarily due to the effect of increased gross profit.

Interest and debt expense in the 2014 twenty-six-week period was $25,000 lower than the 2013 twenty-six-week period.

The provisions for income taxes for both the 2014 and 2013 twenty-six-week periods were based on estimated annual effective income tax rates of 38.2%, adjusted for discrete events, such as benefits resulting from disqualifying dispositions of the Company’s common stock by employees who obtained the stock through exercises of incentive stock options. The effective income tax rates on income from continuing operations for the 2014 and 2013 twenty-six-week periods were each 37.7%, which was higher than the statutory federal income tax rate primarily as a result of state taxes, the meals and entertainment exclusion and non-deductible stock compensation expense. The effective income tax rates in the 2014 and 2013 twenty-six-week periods were less than 38.2% due to disqualifying dispositions of the Company’s common stock by employees who obtained the stock through exercises of incentive stock options in each year.

Net income was $63,563,000, or $1.41 per common share ($1.40 per diluted share), in the 2014 twenty-six-week period. Income from continuing operations was $55,243,000, or $1.19 per common share ($1.19 per diluted share), in the 2013 twenty-six-week period. Net income was $57,206,000, or $1.23 per common share ($1.23 per diluted share), in the 2013 twenty-six-week period.

THIRTEEN WEEKS ENDED JUNE 28, 2014 COMPARED TO THIRTEEN WEEKS ENDED JUNE 29, 2013

Revenue for the 2014 thirteen-week period was $814,443,000, an increase of $140,053,000, or 21%, compared to the 2013 thirteen-week period. Transportation revenue increased $139,492,000, or 21%. The increase in transportation revenue was primarily attributable to approximately a 9% increase in the number of loads hauled and increased revenue per load of approximately 12%. Reinsurance premiums from third party insurance companies that provide insurance programs to BCO Independent Contractors where all or a portion of the risk of loss is ultimately borne by Signature, was $9,623,000 and $9,062,000 for the 2014 and 2013 thirteen-week periods, respectively.

Truck transportation revenue hauled by third party truck capacity providers for the thirteen-week period ended June 28, 2014, was $764,678,000, or 94% of total revenue, an increase of $141,998,000, or 23%, compared to the 2013 thirteen-week period. The number of loads hauled by third party truck capacity providers in the 2014 thirteen-week period increased approximately 9% compared to the 2013 thirteen-week period, and revenue per load increased approximately 14% compared to the 2013 thirteen-week period. The increase in the number of loads hauled via third party truck capacity providers was due to a broad-based increase in underlying demand for truck transportation services in the domestic marketplace and increased market share from new agents. The increase in revenue per load on loads hauled via truck was primarily attributable to increased demand and a tight truck capacity environment. Fuel surcharges on Truck Brokerage Carrier revenue identified separately in billings to customers and included as a component of Truck Brokerage Carrier revenue were $29,902,000 and $26,618,000 in the 2014 and 2013 periods, respectively. Fuel surcharges billed to customers on revenue hauled by BCO Independent Contractors are excluded from revenue.

Transportation revenue hauled by multimode capacity providers for the thirteen-week period ended June 28, 2014, was $39,947,000, or 5% of total revenue, a decrease of $2,648,000, or 6%, compared to the 2013 thirteen-week period. The number of loads hauled by multimode capacity providers in the 2014 thirteen-week period increased approximately 5% compared to the 2013 thirteen-week period while revenue per load on revenue hauled by multimode capacity providers decreased approximately 11% over the same period. The increase in loads hauled by multimode capacity providers was primarily due to increased rail intermodal loads. The decrease in revenue per load on revenue hauled by multimode capacity providers was primarily due to decreased loads hauled by ocean cargo carriers, which typically have a higher revenue per load amount compared to other types of multimode shipments. Also, revenue per load on revenue hauled by multimode capacity providers is influenced by many factors, including revenue mix among the various modes of transportation used, length of haul, complexity of freight, density of freight lanes, fuel costs and availability of capacity.

Purchased transportation was 77.2% and 76.7% of revenue in the 2014 and 2013 thirteen-week periods, respectively. The increase in purchased transportation as a percentage of revenue was primarily attributable to an increased rate of purchased transportation paid to Truck Brokerage Carriers as the availability of truck capacity tightened in the 2014 period and an increase in the percentage of revenue hauled by Truck Brokerage Carriers, which has a higher rate of purchased transportation. Commissions to agents were 7.8% and 8.0% of revenue in the 2014 and 2013 periods, respectively. The decrease in commissions to agents as a percentage of revenue was primarily attributable to a decreased net revenue margin on revenue hauled by Truck Brokerage Carriers caused by the increased rate of purchased transportation paid to Truck Brokerage Carriers.

Investment income at the insurance segment was $332,000 and $371,000 in the 2014 and 2013 thirteen-week periods, respectively.

Other operating costs increased $2,098,000 in the 2014 thirteen-week period compared to the 2013 thirteen-week period and represented 5.1% of gross profit in the 2014 period compared to 4.0% of gross profit in the 2013 period. The increase in other operating costs compared to prior year was mostly due to lower gains on sales of trailing equipment in the 2014 period of $1,040,000 and, to a lesser extent, increased trailing equipment costs and increased costs of various BCO programs. The increase in other operating costs as a percent of gross profit was caused by the increase in other operating costs, but was somewhat reduced by the effect of increased gross profit.

Insurance and claims increased $2,040,000 in the 2014 thirteen-week period compared to the 2013 thirteen-week period and represented 11.4% of gross profit in both the 2014 and 2013 periods. The increase in insurance and claims compared to prior year was due to increased net unfavorable development of prior year claims in the 2014 period of $2,574,000.

Selling, general and administrative costs increased $4,252,000 in the 2014 thirteen-week period compared to the 2013 thirteen-week period and represented 30.2% of gross profit in the 2014 period compared to 31.4% of gross profit in the 2013 period. The increase in selling, general and administrative costs compared to prior year was due to a $4,650,000 provision for incentive compensation in the 2014 period compared to a minimal provision in the 2013 period, plus an increased provision for customer bad debt in the 2014 period. The decrease in selling, general and administrative costs as a percent of gross profit, however, was due to the effect of increased gross profit which more than offset the effect of the increase in selling, general and administrative costs.

Depreciation and amortization decreased $560,000 in the 2014 thirteen-week period compared to the 2013 thirteen-week period and represented 5.4% of gross profit in the 2014 period compared to 6.9% of gross profit in the 2013 period. The decrease in depreciation and amortization as a percent of gross profit was due to the effect of increased gross profit, combined with lower trailing equipment depreciation in the 2014 period.

Interest and debt expense in the 2014 thirteen-week period was $53,000 lower than the 2013 thirteen-week period.

The provisions for income taxes for both the 2014 and 2013 thirteen-week periods were based on estimated annual effective income tax rates of 38.2%, adjusted for discrete events. The effective income tax rates on income from continuing operations for the 2014 and 2013 thirteen-week periods were 37.9% and 38.1%, respectively, which were higher than the statutory federal income tax rate primarily as a result of state taxes, the meals and entertainment exclusion and non-deductible stock compensation expense. The effective income tax rates in the 2014 and 2013 thirteen-week periods were less than 38.2% due to disqualifying dispositions of the Company’s common stock by employees who obtained the stock through exercises of incentive stock options in each year.

Net income was $35,925,000, or $0.80 per common share ($0.80 per diluted share), in the 2014 thirteen-week period. Income from continuing operations was $29,492,000, or $0.64 per common share ($0.64 per diluted share), in the 2013 thirteen-week period. Net income was $30,426,000, or $0.66 per common share ($0.66 per diluted share), in the 2013 thirteen-week period.

CAPITAL RESOURCES AND LIQUIDITY

Working capital and the ratio of current assets to current liabilities were $301,022,000 and 1.8 to 1, respectively, at June 28, 2014, compared with $306,808,000 and 1.8 to 1, respectively, at December 28, 2013. Landstar has historically operated with current ratios within the range of 1.5 to 1 to 2.0 to 1. Cash provided by operating activities of continuing operations was $13,600,000 in the 2014 twenty-six-week period compared with $80,136,000 in the 2013 twenty-six-week period. The decrease in cash flow provided by operating activities of continuing operations was primarily attributable to the increase in trade receivables since the beginning of the fiscal year 2014 generally driven by the significant growth in revenue in the first half of 2014.

The Company declared and paid $0.12 per share, or $5,420,000, in cash dividends during the twenty-six-week period ended June 28, 2014 and, during such period, also paid $15,921,000 of dividends payable, which were declared during fiscal year 2013 and included in other current liabilities in the consolidated balance sheet at December 28, 2013. The Company did not pay cash dividends during the twenty-six-week period ended June 29, 2013. During the twenty-six-week period ended June 28, 2014, the Company purchased 939,872 shares of its common stock at a total cost of $56,393,000. As of June 28, 2014, the Company may purchase up to an additional 1,827,782 shares of its common stock under its authorized stock purchase program. Long-term debt, including current maturities, was $92,805,000 at June 28, 2014, $8,700,000 lower than at December 28, 2013.

Shareholders’ equity was $460,058,000, or 83% of total capitalization (defined as long-term debt including current maturities plus equity), at June 28, 2014, compared to $454,481,000, or 82% of total capitalization, at December 28, 2013. The increase in equity was primarily a result of net income, partially offset by the purchases of shares of the Company’s common stock in the 2014 twenty-six-week period.

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

At June 28, 2014, the Company had no borrowings outstanding and $33,000,000 of letters of credit outstanding under the Credit Agreement. At June 28, 2014, there was $192,000,000 available for future borrowings under the Credit Agreement. In addition, the Company has $64,432,000 in letters of credit outstanding as collateral for insurance claims that are secured by investments and cash equivalents totaling $71,233,000 at June 28, 2014. Investments, all of which are carried at fair value, include primarily investment-grade bonds and U.S. Treasury obligations having maturities of up to five years. Fair value of investments is based primarily on quoted market prices. See Notes to Consolidated Financial Statements for further discussion on measurement of fair value of investments.

Historically, the Company has generated sufficient operating cash flow to meet its debt service requirements, fund continued growth, both internal and through acquisitions, complete or execute share purchases of its common stock under authorized share purchase programs, pay dividends and meet working capital needs. As an asset-light provider of integrated transportation management solutions, the Company’s annual capital requirements for operating property are generally for trailing equipment and information technology hardware and software. In addition, a significant portion of the trailing equipment used by the Company is provided by third party capacity providers, thereby reducing the Company’s capital requirements. During the 2014 twenty-six-week period, the Company purchased $1,354,000 of operating property and acquired $11,410,000 of trailing equipment by entering into capital leases. Landstar anticipates acquiring approximately $43,000,000 in operating property, primarily new trailing equipment to replace older trailing equipment and information technology equipment, during the remainder of fiscal year 2014 either by purchase or lease financing.

Management believes that cash flow from operations combined with the Company’s borrowing capacity under the Credit Agreement will be adequate to meet Landstar’s debt service requirements, fund continued growth, both internal and through acquisitions, pay dividends, complete the authorized share purchase programs and meet working capital needs.

LEGAL MATTERS

As further described in periodic and current reports previously filed by the Company with the Securities and Exchange Commission (the “SEC”), in connection with an accident that occurred in February 2007 involving a BCO Independent Contractor leased to Landstar Ranger, Inc., on September 23, 2011, a jury sitting in a state court in Cobb County, Georgia, entered a damage award of approximately $40.2 million against Landstar Ranger, Inc., Landstar System Holdings, Inc. and Landstar System, Inc. (the “Landstar Defendants”). On May 28, 2013, the trial court entered an amended judgment that added approximately $1.0 million of pre-judgment interest, $14.0 million of attorney fees and post-judgment interest at the rate of 6.25% per annum from and after September 23, 2011 on the aggregate sum of approximately $55.2 million awarded to the plaintiffs. Such amount in the aggregate is referred to herein as the “Damage Award”. Under the terms of the commercial trucking insurance program that Landstar had in place in 2007, Landstar retained liability for up to $5 million with respect to the accident giving rise to the Damage Award and had third party insurance and/or reinsurance policies in place that were expected to provide coverage for all amounts in excess of such retained liability, including all related out-of-pocket expenses, such as the costs of an appeal bond and interest. The Company recorded a $5 million charge representing its self-insured retention in respect of this accident in the consolidated financial results of the Company in the 2007 first quarter.

On July 9, 2014, while an appeal of the Damage Award filed by the Landstar Defendants was pending before the Court of Appeals of the State of Georgia, the plaintiffs and the Landstar Defendants entered into an agreement in principle providing for the settlement of all claims of the plaintiffs against the Landstar Defendants for $42.0 million (the “Settlement Amount”). In connection therewith, on July 9, 2014, the plaintiffs filed a Motion to Dismiss Appeal stating that the parties have agreed to compromise and settle all claims asserted by the plaintiffs against the Landstar Defendants. Under the terms of the Company’s insurance policies, the Company is the primary obligor of the amount of the Settlement Amount, and as such, the Company has reported a $40.5 million receivable from the third party insurance providers in other receivables and a corresponding liability of the same amount in insurance claims in the consolidated balance sheets at June 28, 2014. No assurances can be given regarding the impact of the Damage Award or the Settlement Amount on the premiums charged by the Company’s third party insurers from time to time for commercial trucking insurance.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The allowance for doubtful accounts for both trade and other receivables represents management’s estimate of the amount of outstanding receivables that will not be collected. Historically, management’s estimates for uncollectible receivables have been materially correct. Although management believes the amount of the allowance for both trade and other receivables at June 28, 2014 is appropriate, a prolonged period of low or no economic growth may adversely affect the collection of these receivables. In addition, liquidity concerns and/or unanticipated bankruptcy proceedings at any of the Company’s larger customers in which the Company is carrying a significant receivable could result in an increase in the provision for uncollectible receivables and have a significant impact on the Company’s results of operations in a given quarter or year. However, it is not expected that an uncollectible accounts receivable resulting from an individual customer would have a significant impact on the Company’s financial condition. Conversely, a more robust economic environment or the recovery of a previously provided for uncollectible receivable from an individual customer may result in the realization of some portion of the estimated uncollectible receivables.

Landstar provides for the estimated costs of self-insured claims primarily on an actuarial basis. The amount recorded for the estimated liability for claims incurred is based upon the facts and circumstances known on the applicable balance sheet date. The ultimate resolution of these claims may be for an amount greater or less than the amount estimated by management. The Company continually revises its existing claim estimates as new or revised information becomes available on the status of each claim. Historically, the Company has experienced both favorable and unfavorable development of prior years’ claims estimates. During the 2014 and 2013 twenty-six-week periods, insurance and claims costs included $6,747,000 and $4,644,000 of net unfavorable adjustments to prior years’ claims estimates, respectively. It is reasonably likely that the ultimate outcome of settling all outstanding claims will be more or less than the estimated claims reserve at June 28, 2014.

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

Depending upon the specific type of borrowing, borrowings under the Credit Agreement bear interest based on either (a) the prime rate, (b) the federal funds effective rate, (c) the rate at the time offered to JPMorgan Chase Bank, N.A. in the Eurodollar market or (d) the London Interbank Offered Rate, plus a margin that is determined based on the level of the Company’s Leverage Ratio, as defined in the Credit Agreement. During the second quarter of 2014, the Company had no borrowings under the Credit Agreement. At June 28, 2014, the Company had no borrowings outstanding under the Credit Agreement. As of December 28, 2013, the weighted average interest rate on borrowings outstanding was 1.42%. Any future amounts that may become outstanding under the Credit Agreement are payable on June 29, 2017, the maturity date of the Credit Agreement.

Long-term investments, all of which are available-for-sale and are carried at fair value, include primarily investment-grade bonds and U.S. Treasury obligations having maturities of up to five years. Assuming that the long-term portion of investments remains at $70,124,000, the balance at June 28, 2014, a hypothetical increase or decrease in interest rates of 100 basis points would not have a material impact on future earnings on an annualized basis. Short-term investments consist of short-term investment-grade instruments and the current maturities of investment-grade corporate bonds and U.S. Treasury obligations. Accordingly, any future interest rate risk on these short-term investments would not be material.

Assets and liabilities of the Company’s Canadian operations are translated from their functional currency to U.S. dollars using exchange rates in effect at the balance sheet date and revenue and expense accounts are translated at average monthly exchange rates during the period. Adjustments resulting from the translation process are included in accumulated other comprehensive income. Transactional gains and losses arising from receivable and payable balances, including intercompany balances, in the normal course of business that are denominated in a currency other than the functional currency of the operation are recorded in the statements of income when they occur. The assets held at the Company’s Canadian subsidiary at June 28, 2014 were, as translated to U.S. dollars, approximately 1.8% of total consolidated assets. Accordingly, any translation gain or loss related to the Canadian operation would not be material.

Item 4.	Controls and Procedures

As of the end of the period covered by this quarterly report on Form 10-Q, an evaluation was carried out, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended). Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of June 28, 2014 to provide reasonable assurance that information required to be disclosed by the Company in reports that it filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There were no significant changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended June 28, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

As further described in periodic and current reports previously filed by the Company with the Securities and Exchange Commission (the “SEC”), in connection with an accident that occurred in February 2007 involving a BCO Independent Contractor leased to Landstar Ranger, Inc., on September 23, 2011, a jury sitting in a state court in Cobb County, Georgia, entered a damage award of approximately $40.2 million against Landstar Ranger, Inc., Landstar System Holdings, Inc. and Landstar System, Inc. (the “Landstar Defendants”). On May 28, 2013, the trial court entered an amended judgment that added approximately $1.0 million of pre-judgment interest, $14.0 million of attorney fees and post-judgment interest at the rate of 6.25% per annum from and after September 23, 2011 on the aggregate sum of approximately $55.2 million awarded to the plaintiffs. Such amount in the aggregate is referred to herein as the “Damage Award”. Under the terms of the commercial trucking insurance program that Landstar had in place in 2007, Landstar retained liability for up to $5 million with respect to the accident giving rise to the Damage Award and had third party insurance and/or reinsurance policies in place that were expected to provide coverage for all amounts in excess of such retained liability, including all related out-of-pocket expenses, such as the costs of an appeal bond and interest. The Company recorded a $5 million charge representing its self-insured retention in respect of this accident in the consolidated financial results of the Company in the 2007 first quarter.

On July 9, 2014, while an appeal of the Damage Award filed by the Landstar Defendants was pending before the Court of Appeals of the State of Georgia, the plaintiffs and the Landstar Defendants entered into an agreement in principle providing for the settlement of all claims of the plaintiffs against the Landstar Defendants for $42.0 million (the “Settlement Amount”). In connection therewith, on July 9, 2014, the plaintiffs filed a Motion to Dismiss Appeal stating that the parties have agreed to compromise and settle all claims asserted by the plaintiffs against the Landstar Defendants. Under the terms of the Company’s insurance policies, the Company is the primary obligor of the amount of the Settlement Amount, and as such, the Company has reported a $40.5 million receivable from the third party insurance providers in other receivables and a corresponding liability of the same amount in insurance claims in the consolidated balance sheets at June 28, 2014. No assurances can be given regarding the impact of the Damage Award or the Settlement Amount on the premiums charged by the Company’s third party insurers from time to time for commercial trucking insurance.

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

Purchases of Equity Securities by the Company

The following table provides information regarding the Company’s purchase of its common stock during the period from March 30, 2014 to June 28, 2014, the Company’s second fiscal quarter:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares That May Yet Be Purchased Under the Programs

March 29, 2014				2,130,683
March 30, 2014 – April 26, 2014	—	$—	—	2,130,683
April 27, 2014 – May 24, 2014	—	—	—	2,130,683
May 25, 2014 – June 28, 2014	302,901	63.85	302,901	1,827,782

Total	302,901	$63.85	302,901

On December 11, 2013, Landstar System, Inc. announced that it had been authorized by its Board of Directors to increase the number of shares of the Company’s common stock that the Company is authorized to purchase from time to time in the open market and in privately negotiated transactions under a previously announced purchase program to 3,000,000 shares. As of June 28, 2014, the Company has authorization to purchase 1,827,782 shares of its common stock under this program. No specific expiration date has been assigned to the December 11, 2013 authorization.

During the twenty-six-week period ended June 28, 2014, Landstar paid dividends as follows:

Dividend Amount per Share	Declaration Date	Record Date	Payment Date
$0.35	December 10, 2013	December 27, 2013	January 16, 2014
$0.06	January 29, 2014	February 18, 2014	March 14, 2014
$0.06	April 23, 2014	May 8, 2014	May 30, 2014

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

LANDSTAR SYSTEM, INC.

Date: August 1, 2014	/s/ Henry H. Gerkens
Henry H. Gerkens
Chairman and
Chief Executive Officer

Date: August 1, 2014	/s/ James B. Gattoni
James B. Gattoni
President and Chief
Financial Officer