Form 10-Q
period 2014-09-27
LANDSTAR SYSTEM INC
filed 2014-10-31
CIK 853816

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2014

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

The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of the close of business on October 20, 2014 was 44,737,295.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

The interim consolidated financial statements contained herein reflect all adjustments (all of a normal, recurring nature) which, in the opinion of management, are necessary for a fair statement of the financial condition, results of operations, cash flows and changes in shareholders’ equity for the periods presented. They have been prepared in accordance with Rule 10-01 of Regulation S-X and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the thirty nine weeks ended September 27, 2014 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 27, 2014.

These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s 2013 Annual Report on Form 10-K.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

(Unaudited)

	September 27, 2014	December 28, 2013

ASSETS
Current Assets
Cash and cash equivalents	$140,591	$180,302
Short-term investments	37,664	34,939
Trade accounts receivable, less allowance of $4,687 and $3,773	455,478	378,732
Other receivables, including advances to independent contractors, less allowance of $3,449 and $4,253	12,355	73,903
Deferred income taxes and other current assets	16,322	14,592

Total current assets	662,410	682,468

Operating property, less accumulated depreciation and amortization of $157,379 and $157,985	203,568	177,329
Goodwill	31,134	31,134
Other assets	83,113	79,765

Total assets	$980,225	$970,696

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Cash overdraft	$32,232	$27,780
Accounts payable	203,203	157,796
Current maturities of long-term debt	34,619	27,567
Insurance claims	29,153	92,280
Other current liabilities	43,120	70,237

Total current liabilities	342,327	375,660

Long-term debt, excluding current maturities	80,507	73,938
Insurance claims	23,293	24,171
Deferred income taxes and other noncurrent liabilities	38,426	42,446

Shareholders’ Equity
Common stock, $0.01 par value, authorized 160,000,000 shares, issued 67,211,626 and 67,017,858 shares	672	670
Additional paid-in capital	186,097	179,807
Retained earnings	1,264,811	1,173,044
Cost of 22,474,331 and 21,528,693 shares of common stock in treasury	(955,613)	(899,028)
Accumulated other comprehensive loss	(295)	(12)

Total shareholders’ equity	495,672	454,481

Total liabilities and shareholders’ equity	$980,225	$970,696

See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share amounts)

(Unaudited)

	Thirty Nine Weeks Ended		Thirteen Weeks Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013

Revenue	$2,321,960	$1,972,805	$819,320	$675,535
Investment income	1,027	1,111	332	366
Costs and expenses:
Purchased transportation	1,792,560	1,512,677	633,596	518,141
Commissions to agents	181,196	156,377	64,631	53,630
Other operating costs, net of gains on asset dispositions	19,350	15,396	6,521	6,011
Insurance and claims	37,732	36,907	12,026	13,335
Selling, general and administrative	108,567	94,967	36,215	30,990
Depreciation and amortization	20,419	20,743	7,086	7,180

Total costs and expenses	2,159,824	1,837,067	760,075	629,287

Operating income	163,163	136,849	59,577	46,614
Interest and debt expense	2,260	2,367	774	856

Income from continuing operations before income taxes	160,903	134,482	58,803	45,758
Income taxes	60,585	50,736	22,048	17,255

Income from continuing operations	100,318	83,746	36,755	28,503
Income from discontinued operations, net of income taxes	—	2,706	—	743

Net income	$100,318	$86,452	$36,755	$29,246

Earnings per common share:
Income from continuing operations	$2.23	$1.81	$0.82	$0.62
Income from discontinued operations	—	0.06	—	0.02
Earnings per common share	2.23	1.87	0.82	0.64

Diluted earnings per share:
Income from continuing operations	$2.22	$1.81	$0.82	$0.62
Income from discontinued operations	—	0.06	—	0.02
Diluted earnings per share	2.22	1.87	0.82	0.64

Average number of shares outstanding:
Earnings per common share	45,018,000	46,156,000	44,713,000	45,708,000

Diluted earnings per share	45,222,000	46,323,000	44,937,000	45,856,000

Dividends per common share	$0.19	$—	$0.07	$—

See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

(Unaudited)

	Thirty Nine Weeks Ended		Thirteen Weeks Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013

Net income	$100,318	$86,452	$36,755	$29,246
Other comprehensive income (loss):
Unrealized holding gains (losses) on available-for-sale investments, net of tax benefit (expense) of ($19), $341, $106 and $(98)	35	(620)	(194)	179
Foreign currency translation (losses) gains	(318)	(384)	(61)	126

Other comprehensive (loss) income	(283)	(1,004)	(255)	305

Comprehensive income	$100,035	$85,448	$36,500	$29,551

See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Thirty Nine Weeks Ended
	September 27, 2014	September 28, 2013
OPERATING ACTIVITIES OF CONTINUING OPERATIONS
Net income	$100,318	$86,452
Adjustments to reconcile net income to net cash provided by operating activities of continuing operations:
Discontinued operations	—	(2,706)
Depreciation and amortization of operating property	20,419	20,743
Non-cash interest charges	164	164
Provisions for losses on trade and other accounts receivable	3,823	2,445
Gains on sales/disposals of operating property	(1,955)	(2,933)
Deferred income taxes, net	(3,346)	4,730
Stock-based compensation	4,218	4,133
Changes in operating assets and liabilities, net of discontinued operations:
Increase in trade and other accounts receivable	(19,021)	(16,293)
Increase in other assets	(2,427)	(2,032)
Increase in accounts payable	45,407	8,246
Decrease in other liabilities	(10,998)	(4,231)
Increase (decrease) in insurance claims	(64,005)	26,575

NET CASH PROVIDED BY OPERATING ACTIVITIES OF CONTINUING OPERATIONS	72,597	125,293

INVESTING ACTIVITIES OF CONTINUING OPERATIONS
Net change in other short-term investments	(4,979)	(4,091)
Sales and maturities of investments	25,027	33,265
Purchases of investments	(26,425)	(44,596)
Purchases of operating property	(9,131)	(4,800)
Proceeds from sales of operating property	6,160	8,662

NET CASH USED BY INVESTING ACTIVITIES OF CONTINUING OPERATIONS	(9,348)	(11,560)

FINANCING ACTIVITIES OF CONTINUING OPERATIONS
Increase (decrease) in cash overdraft	4,452	(3,144)
Dividends paid	(24,472)	—
Proceeds from exercises of stock options	2,974	2,253
Taxes paid in lieu of shares issued related to stock-based compensation plans	(2,419)	(1,767)
Excess tax effect on stock option exercises	1,327	343
Purchases of common stock	(56,393)	(46,603)
Principal payments on long-term debt and capital lease obligations	(28,111)	(44,002)

NET CASH USED BY FINANCING ACTIVITIES OF CONTINUING OPERATIONS	(102,642)	(92,920)

Cash flows from discontinued operations:
Operating activities of discontinued operations	—	6,514
Investing activities of discontinued operations	—	(66)
Financing activities of discontinued operations	—	(3,609)

Net cash provided by discontinued operations	—	2,839

Effect of exchange rate changes on cash and cash equivalents	(318)	(384)

Increase (decrease) in cash and cash equivalents	(39,711)	23,268
Cash and cash equivalents at beginning of period	180,302	74,284

Cash and cash equivalents at end of period	$140,591	$97,552

See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

Thirty Nine Weeks Ended September 27, 2014

(Dollars in thousands)

(Unaudited)

			Additional Paid-In Capital	Retained Earnings	Treasury Stock at Cost		Accumulated Other Comprehensive Loss	Total

	Common Stock
	Shares	Amount			Shares	Amount

Balance December 28, 2013	67,017,858	$670	$179,807	$1,173,044	21,528,693	$(899,028)	$(12)	$454,481

Net income				100,318				100,318

Dividends ($0.19 per share)				(8,551)				(8,551)

Purchases of common stock					939,872	(56,393)		(56,393)

Issuance of stock related to stock-based compensation plans, including excess tax effect	193,768	2	2,072		5,766	(192)		1,882

Stock-based compensation			4,218					4,218

Other comprehensive loss							(283)	(283)

Balance September 27, 2014	67,211,626	$672	$186,097	$1,264,811	22,474,331	$(955,613)	$(295)	$495,672

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

The following table summarizes specific financial components of discontinued operations presented in the consolidated statements of income for the thirty-nine-week and thirteen-week periods ended September 28, 2013 (in thousands):

	Thirty Nine Weeks Ended	Thirteen Weeks Ended
Revenue	$15,377	$4,986

Income from discontinued operations before income taxes	4,330	1,166
Income taxes on income from discontinued operations	(1,624)	(423)

Income from discontinued operations, net of income taxes	$2,706	$743

(2)	Share-based Payment Arrangements

As of September 27, 2014, the Company had two employee equity incentive plans, the 2002 employee stock option and stock incentive plan (the “ESOSIP”) and the 2011 equity incentive plan (the “2011 EIP”). No further grants can be made under the ESOSIP. The Company also has two stock compensation plans for members of its Board of Directors, the 2003 Directors Stock Compensation Plan (the “2003 DSCP”) and the 2013 Directors Stock Compensation Plan (the “2013 DSCP”). The provisions of the 2013 DSCP are substantially similar to the provisions of the 2003 DSCP. 115,000 shares of the Company’s common stock were authorized for issuance under the 2013 DSCP. The ESOSIP, 2011 EIP, 2003 DSCP and 2013 DSCP are each referred to herein as a “Plan,” and, collectively, as the “Plans.” Amounts recognized in the financial statements with respect to these Plans are as follows (in thousands):

	Thirty Nine Weeks Ended		Thirteen Weeks Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Total cost of the Plans during the period	$4,218	$4,133	$1,419	$1,141

Amount of related income tax benefit recognized during the period	(2,230)	(1,294)	(953)	(315)

Net cost of the Plans during the period	$1,988	$2,839	$466	$826

Included in income tax benefits recognized in the thirty-nine-week periods ended September 27, 2014 and September 28, 2013 were income tax benefits of $583,000 and $478,000, respectively, recognized on disqualifying dispositions of the Company’s common stock by employees who obtained shares of common stock through exercises of incentive stock options. Included in income tax benefits recognized in the thirteen-week periods ended September 27, 2014 and September 28, 2013 were income tax benefits of $119,000 and $61,000, respectively, recognized on disqualifying dispositions of the Company’s common stock by employees who obtained shares of common stock through exercises of incentive stock options.

As of September 27, 2014, there were 95,531 shares of the Company’s common stock reserved for issuance under the 2013 DSCP and 6,078,033 shares of the Company’s common stock reserved for issuance in the aggregate under the ESOSIP and 2011 EIP.

Stock Options

The fair value of each option grant on its grant date was calculated using the Black-Scholes option pricing model with the following weighted average assumptions for grants made in the 2014 and 2013 thirty-nine-week periods:

	2014	2013
Expected volatility	26.0%	32.0%
Expected dividend yield	0.43%	0.41%
Risk-free interest rate	1.50%	0.75%
Expected lives (in years)	4.0	4.0

The Company utilizes historical data, including exercise patterns and employee departure behavior, in estimating the term that options will be outstanding. Expected volatility was based on historical volatility and other factors, such as expected changes in volatility arising from planned changes to the Company’s business, if any. The risk-free interest rate was based on the yield of zero coupon U.S. Treasury bonds for terms that approximated the terms of the options granted. The weighted average grant date fair value of stock options granted during the thirty-nine-week periods ended September 27, 2014 and September 28, 2013 was $12.70 per share and $14.21 per share, respectively.

The following table summarizes information regarding the Company’s outstanding stock options under the Plans:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (000s)

Options outstanding at December 28, 2013	1,454,816	$44.55
Granted	1,000	$58.06
Exercised	(462,545)	$41.18
Forfeited	(65,800)	$47.47

Options outstanding at September 27, 2014	927,471	$46.04	5.6	$24,162

Options exercisable at September 27, 2014	531,221	$43.72	4.4	$15,072

The total intrinsic value of stock options exercised during the thirty-nine-week periods ended September 27, 2014 and September 28, 2013 was $9,421,000 and $6,021,000, respectively.

As of September 27, 2014, there was $3,384,000 of total unrecognized compensation cost related to non-vested stock options granted under the Plans. The unrecognized compensation cost related to these non-vested options is expected to be recognized over a weighted average period of 2.4 years.

Non-vested Restricted Stock

The fair value of each share of non-vested restricted stock issued under the Plans is based on the fair value of a share of the Company’s common stock on the date of grant.

The following table summarizes information regarding the Company’s outstanding non-vested restricted stock under the Plans:

	Number of Shares	Weighted Average Grant Date Fair Value

Outstanding at December 28, 2013	38,193	$46.75
Granted	7,124	$63.17
Vested	(19,196)	$41.85
Forfeited	(2,768)	$54.20

Outstanding at September 27, 2014	23,353	$54.90

As of September 27, 2014, there was $943,000 of total unrecognized compensation cost related to non-vested shares of restricted stock granted under the Plans. The unrecognized compensation cost related to these non-vested shares of restricted stock is expected to be recognized over a weighted average period of 2.1 years.

Restricted Stock Units

The fair value of a restricted stock unit (“RSU”) is determined based on the market value of the Company’s common stock on the date of grant, discounted for lack of marketability for a minimum post-vesting holding requirement. The discount rate due to lack of marketability used for RSU award grants during both thirty-nine-week periods ended September 27, 2014 and September 28, 2013 was 7%.

The following table summarizes information regarding the Company’s outstanding RSU awards under the Plans:

	Number of Units	Weighted Average Grant Date Fair Value
Outstanding at December 28, 2013	308,007	$49.63
Granted	146,000	$53.11
Vested	(24,641)	$51.47
Forfeited	(3,736)	$49.53

Outstanding at September 27, 2014	425,630	$50.72

RSU awards have contractual lives of three or five years from the date of grant. In general, for RSUs with five-year contractual lives, the number of RSUs that vest is determined annually, for each year in the five-year period from date of grant, by multiplying the number of RSUs granted by the sum of (a) the average of the percentage change (positive or negative) in operating income and diluted earnings per share in each of the five years as compared to operating income and diluted earnings per share reported in the base year (base year being the year immediately preceding the year in which the RSUs were granted), plus (b) 5%, rounded to the nearest whole number, less (c) the number of RSUs from that grant that have previously vested. For RSUs granted in 2014, the number of RSUs that vest will be determined annually, for each year in the five-year period from date of grant, by multiplying the number of RSUs granted by the sum of (a) the average of the percentage change (positive or negative) in operating income and diluted earnings per share in each of the five years as compared to the results from continuing operations in the 2013 fiscal year (that is the average of the change in operating income and diluted earnings per share for the year ended as compared to the 2013 fiscal year results from continuing operations, which reflects the treatment of Landstar Supply Chain Solutions, Inc. and its wholly owned subsidiary, Landstar Supply Chain Solutions LLC as a discontinued operation effective December 28, 2013) plus (b) 5%, rounded to the nearest whole number, less (c) the number of RSUs from that grant that have previously vested. On January 23, 2013, the Company granted 100,000 RSUs to the Company’s Chairman and Chief Executive Officer. These 100,000 RSUs have three-year contractual lives with vesting dates of January 31 of 2014, 2015, and 2016, with the number of RSUs that vest on each vesting date determined by multiplying 100,000 by the sum of (1) the percentage increase in operating income in the most recently completed fiscal year as compared to the results from the immediately preceding fiscal year, plus (2) the percentage increase in diluted earnings per share in the most recently completed fiscal year as compared to the results from the preceding fiscal year. The Company reports compensation expense over the life of the award based on an estimated number of shares that will vest over the life of the award, multiplied by the fair value of a RSU. The Company recognized approximately $2,434,000 and $1,332,000 of share-based compensation expense related to RSU awards in the thirty-nine-week periods ended September 27, 2014 and September 28, 2013, respectively. As of September 27, 2014, there was a maximum of $19.2 million of total unrecognized compensation cost related to RSU awards granted under the Plans with an expected average remaining life of approximately 3.1 years. The amount of future compensation expense to be recognized will be determined based on future operating results.

(3)	Income Taxes

The provisions for income taxes for both the 2014 and 2013 thirty-nine-week periods were based on estimated annual effective income tax rates of 38.2%, adjusted for discrete events, such as benefits resulting from disqualifying dispositions of the Company’s common stock by employees who obtained the stock through exercises of incentive stock options. The effective income tax rates on income from continuing operations for the 2014 and 2013 thirty-nine-week periods were each 37.7%, which were higher than the statutory federal income tax rate primarily as a result of state taxes, the meals and entertainment exclusion and non-deductible stock-based compensation.

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

The following table provides a reconciliation of the average number of common shares outstanding used to calculate earnings per common share to the average number of common shares and common share equivalents outstanding used to calculate diluted earnings per share (in thousands):

	Thirty Nine Weeks Ended		Thirteen Weeks Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Average number of common shares outstanding	45,018	46,156	44,713	45,708
Incremental shares from assumed exercises of stock options	204	167	224	148

Average number of common shares and common share equivalents outstanding	45,222	46,323	44,937	45,856

For each of the thirty-nine-week and thirteen-week periods ended September 27, 2014, no options outstanding to purchase shares of common stock were antidilutive. For each of the thirty-nine-week and thirteen-week periods ended September 28, 2013, there were 149,000 options outstanding to purchase shares of common stock excluded from the calculation of diluted earnings per share because they were antidilutive. Outstanding RSUs were excluded from the calculation of diluted earnings per share for all periods because the performance metric requirements for vesting had not been satisfied.

(5)	Additional Cash Flow Information

During the 2014 thirty-nine-week period, Landstar paid income taxes and interest of $76,834,000 and $2,303,000, respectively. During the 2013 thirty-nine-week period, Landstar paid income taxes and interest of $44,966,000 and $2,347,000, respectively. Landstar acquired operating property by entering into capital leases in the amount of $41,732,000 and $47,917,000 in the 2014 and 2013 thirty-nine-week periods, respectively.

(6)	Segment Information

The following table summarizes information about the Company’s reportable business segments as of and for the thirty-nine-week and thirteen-week periods ended September 27, 2014 and September 28, 2013 (in thousands):

	Thirty Nine Weeks Ended
	September 27, 2014			September 28, 2013
	Transportation Logistics	Insurance	Total	Transportation Logistics	Insurance	Total

External revenue from continuing operations	$2,292,982	$28,978	$2,321,960	$1,945,572	$27,233	$1,972,805
Investment income		1,027	1,027		1,111	1,111
Internal revenue		22,373	22,373		22,808	22,808
Operating income from continuing operations	143,828	19,335	163,163	116,861	19,988	136,849
Expenditures on long-lived assets from continuing operations	9,131		9,131	4,800		4,800
Goodwill	31,134		31,134	57,470		57,470

	Thirteen Weeks Ended
	September 27, 2014			September 28, 2013
	Transportation Logistics	Insurance	Total	Transportation Logistics	Insurance	Total

External revenue from continuing operations	$809,309	$10,011	$819,320	$666,404	$9,131	$675,535
Investment income		332	332		366	366
Internal revenue		5,791	5,791		5,999	5,999
Operating income from continuing operations	51,626	7,951	59,577	41,040	5,574	46,614
Expenditures on long-lived assets from continuing operations	7,777		7,777	2,056		2,056

Included in goodwill in the Transportation Logistics segment at September 28, 2013 is goodwill of $26,336,000 relating to the LSCS discontinued operations.

In the thirty-nine-week and thirteen-week periods ended September 27, 2014 and September 28, 2013, no single customer accounted for more than 10% of the Company’s consolidated revenue.

(7)	Other Comprehensive Income

The following table presents the components of and changes in accumulated other comprehensive income, net of related income taxes, as of and for the thirty-nine-week period ended September 27, 2014 (in thousands):

	Unrealized Gains on Available-for- Sale Securities	Foreign Currency Translation	Total
Balance as of December 28, 2013	$244	$(256)	$(12)
Other comprehensive income (loss)	35	(318)	(283)

Balance as of September 27, 2014	$279	$(574)	$(295)

Amounts reclassified from accumulated other comprehensive income to investment income due to the realization of previously unrealized gains and losses in the accompanying consolidated statements of income were not significant for the thirty-nine-week period ended September 27, 2014.

(8)	Investments

Investments include primarily investment-grade corporate bonds and U.S. Treasury obligations having maturities of up to five years (the “bond portfolio”). Investments in the bond portfolio are reported as available-for-sale and are carried at fair value. Investments maturing less than one year from the balance sheet date are included in short-term investments and investments maturing more than one year from the balance sheet date are included in other assets in the consolidated balance sheets. Management performs an analysis of the nature of the unrealized losses on available-for-sale investments to determine whether such losses are other-than-temporary. Unrealized losses, representing the excess of the purchase price of an investment over its fair value as of the end of a period, considered to be other-than-temporary, are to be included as a charge in the statement of income, while unrealized losses considered to be temporary are to be included as a component of shareholders’ equity. Investments whose values are based on quoted market prices in active markets are classified within Level 1. Investments that trade in markets that are not considered to be active, but are valued based on quoted market prices, are classified within Level 2. As Level 2 investments include positions that are not traded in active markets, valuations may be adjusted to reflect illiquidity and/or non-transferability, which are generally based on available market information. Any transfers between levels are recognized as of the beginning of any reporting period. Fair value of the bond portfolio was determined using Level 1 inputs related to U.S. Treasury obligations and money market investments and Level 2 inputs related to investment-grade corporate bonds, asset-backed securities and direct obligations of government agencies. Unrealized gains, net of unrealized losses, on the investments in the bond portfolio were $432,000 and $378,000 at September 27, 2014 and December 28, 2013, respectively.

The amortized cost and fair values of available-for-sale investments are as follows at September 27, 2014 and December 28, 2013 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

September 27, 2014

Money market investments	$1,168	$—	$—	$1,168
Asset-backed securities	5,450	3	55	5,398
Corporate bonds and direct obligations of government agencies	76,924	689	221	77,392
U.S. Treasury obligations	19,516	24	8	19,532

Total	$103,058	$716	$284	$103,490

December 28, 2013

Money market investments	$2,499	$—	$—	$2,499
Asset-backed securities	4,350	19	72	4,297
Corporate bonds and direct obligations of government agencies	76,786	783	370	77,199
U.S. Treasury obligations	18,524	31	13	18,542

Total	$102,159	$833	$455	$102,537

For those available-for-sale investments with unrealized losses at September 27, 2014 and December 28, 2013, the following table summarizes the duration of the unrealized loss (in thousands):

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
September 27, 2014

Asset-backed securities	$2,652	$13	$2,445	$42	$5,097	$55
Corporate bonds and direct obligations of government agencies	13,264	59	11,385	162	24,649	221
U.S. Treasury obligations	—	—	760	8	760	8

Total	$15,916	72	$14,590	$212	$30,506	$284

December 28, 2013

Asset -backed securities	$3,429	$72	$—	$—	$3,429	$72
Corporate bonds and direct obligations of government agencies	22,169	370	—	—	22,169	370
U.S. Treasury obligations	757	13	—	—	757	13

Total	$26,355	$455	$—	$—	$26,355	$455

The Company believes that unrealized losses on investments were primarily caused by rising interest rates rather than changes in credit quality. The Company expects to recover the amortized cost basis of these securities as it does not intend to sell, and does not anticipate being required to sell, these securities before recovery of the cost basis. For these reasons, the Company does not consider the unrealized losses on these securities to be other-than-temporary at September 27, 2014.

(9)	Commitments and Contingencies

Short-term investments include $32,685,000 in current maturities of investments and $4,979,000 of cash equivalents held by the Company’s insurance segment at September 27, 2014. The non-current portion of the bond portfolio of $70,805,000 is included in other assets. The short-term investments, together with $35,318,000 of non-current investments, provide collateral for the $66,182,000 of letters of credit issued to guarantee payment of insurance claims. As of September 27, 2014, Landstar also had $33,045,000 of additional letters of credit outstanding under the Company’s Credit Agreement.

As further described in periodic and current reports previously filed by the Company with the Securities and Exchange Commission (the “SEC”), in connection with an accident (the “Accident”) that occurred in February 2007 involving a BCO Independent Contractor leased to Landstar Ranger, Inc., a trial court in Cobb County, Georgia entered an amended judgment on May 28, 2013 against Landstar Ranger, Inc., Landstar System Holdings, Inc. and Landstar System, Inc. (the “Landstar Defendants”) awarding the plaintiffs an aggregate sum of approximately $55.2 million plus post-judgment interest at the rate of 6.25% per annum from and after September 23, 2011 (the “Damage Award”). As previously disclosed in the Company’s Quarterly Report on Form 10-Q for its 2014 second quarter, while an Appeal of the Damage Award was pending before the Court of Appeals of the State of Georgia, on July 9, 2014, the plaintiffs and the Landstar Defendants entered into an agreement in principle providing for the settlement of all claims of the plaintiffs against the Landstar

Defendants. Pursuant to the settlement and release agreement executed by the parties on August 13, 2014, all sums payable to the plaintiffs under such agreement have been paid in full and the plaintiffs have released and discharged the Landstar Defendants from all liability arising out of the Accident.

Under the terms of the commercial trucking insurance program that Landstar had in place in 2007, Landstar retained liability for up to $5 million with respect to the Accident giving rise to the Damage Award. The Company recorded a $5 million charge representing its self-insured retention in respect of this Accident in the consolidated financial results of the Company in the 2007 first quarter. Third party insurance and/or reinsurance policies provided coverage to the Landstar Defendants for all amounts related to the Accident in excess of such retained liability, including all related out-of-pocket expenses, such as the costs of an appeal bond and interest. No assurances can be given regarding the impact of the Damage Award or the settlement thereof on the premiums charged by the Company’s third party insurers from time to time for commercial trucking insurance.

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

The following table summarizes the effect of the increase in the cost of insurance claims resulting from unfavorable development of prior year self-insured claims estimates on operating income, income from continuing operations and earnings per share from continuing operations amounts in the consolidated statements of income for the thirty-nine-week and thirteen-week periods ended September 27, 2014 and September 28, 2013 (in thousands, except per share amounts):

	Thirty Nine Weeks Ended		Thirteen Weeks Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Operating income	$7,119	$8,236	$372	$3,592
Income from continuing operations	4,400	5,090	230	2,220

Earnings per share from continuing operations	$0.10	$0.11	$0.01	$0.05
Diluted earnings per share from continuing operations	$0.10	$0.11	$0.01	$0.05

(11)	Recent Accounting Pronouncements

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

The transportation logistics segment provides a wide range of integrated transportation management solutions. Transportation services offered by the Company include truckload and less-than-truckload transportation, rail intermodal, air cargo, ocean cargo, expedited ground and air delivery of time-critical freight, heavy-haul/specialized, U.S.-Canada and U.S.-Mexico cross-border, project cargo and customs brokerage. Transportation management solutions offered by the Company may include integrated multi-modal solutions and warehousing. Industries serviced by the transportation logistics segment include automotive products, building products, metals, chemicals, foodstuffs, heavy machinery, retail, electronics, ammunition and explosives and military equipment. In addition, the transportation logistics segment provides transportation services to other transportation companies, including logistics and less-than-truckload service providers. Each of the independent commission sales agents has the opportunity to market all of the services provided by the transportation logistics segment. Billings for freight transportation services are typically charged to customers on a per shipment basis for the physical transportation of freight and are referred to as transportation revenue. During the thirty-nine-weeks ended September 27, 2014, revenue hauled by BCO Independent Contractors, Truck Brokerage Carriers and railroads represented approximately 49%, 45% and 3%, respectively, of the Company’s consolidated revenue. Collectively, revenue hauled by air and ocean cargo carriers represented approximately 2% of the Company’s consolidated revenue in the thirty-nine-week period ended September 27, 2014.

The insurance segment is comprised of Signature Insurance Company, a wholly owned offshore insurance subsidiary (“Signature”), and Risk Management Claim Services, Inc. This segment provides risk and claims management services to certain of Landstar’s operating subsidiaries. In addition, it reinsures certain risks of the Company’s BCO Independent Contractors and provides certain property and casualty insurance directly to certain of Landstar’s operating subsidiaries. Revenue at the insurance segment represents reinsurance premiums from third party insurance companies that provide insurance programs to BCO Independent Contractors where all or a portion of the risk is ultimately borne by Signature. Revenue at the insurance segment represented approximately 1% of the Company’s consolidated revenue for the thirty-nine-week period ended September 27, 2014.

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

	Thirty Nine Weeks Ended		Thirteen Weeks Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Revenue from continuing operations generated through (in thousands):

BCO Independent Contractors	$1,126,213	$987,914	$385,524	$342,366
Truck Brokerage Carriers	1,051,118	837,005	381,964	285,183
Rail intermodal	58,957	55,450	21,936	18,762
Ocean and air cargo carriers	56,168	65,082	19,731	20,061
Other (1)	29,504	27,354	10,165	9,163

	$2,321,960	$1,972,805	$819,320	$675,535

Number of loads:

BCO Independent Contractors	614,800	591,200	203,430	198,830
Truck Brokerage Carriers	555,100	495,240	197,930	163,500
Rail intermodal	22,840	22,100	8,560	7,710
Ocean and air cargo carriers	12,110	12,370	4,100	4,330

	1,204,850	1,120,910	414,020	374,370

Revenue per load:

BCO Independent Contractors	$1,832	$1,671	$1,895	$1,722
Truck Brokerage Carriers	1,894	1,690	1,930	1,744
Rail intermodal	2,581	2,509	2,563	2,433
Ocean and air cargo carriers	4,638	5,261	4,812	4,633

(1)	Includes premium revenue generated by the insurance segment and warehousing revenue generated by the transportation logistics segment.

Also critical to the Company’s success is its ability to secure capacity, particularly truck capacity, at rates that allow the Company to profitably transport customers’ freight. The following table summarizes available truck capacity providers:

	September 27, 2014	September 28, 2013

BCO Independent Contractors	8,252	7,890
Truck Brokerage Carriers:
Approved and active (1)	25,250	21,171
Other approved	11,884	11,143

	37,134	32,314

Total available truck capacity providers	45,386	40,204

Number of trucks provided by BCO Independent Contractors	8,792	8,410

(1)	Active refers to Truck Brokerage Carriers who moved at least one load in the 180 days immediately preceding the fiscal quarter end.

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

In general, gross profit margin on revenue hauled by BCO Independent Contractors represents a fixed percentage of revenue due to the nature of the contracts that pay a fixed percentage of revenue to both the BCO Independent Contractors and independent commission sales agents. For revenue hauled by Truck Brokerage Carriers, gross profit margin is either fixed or variable as a percent of revenue, depending on the contract with each individual independent commission sales agent. Under certain contracts with independent commission sales agents, the Company retains a fixed percentage of revenue and the agent retains the amount remaining less the cost of purchased transportation (the “retention contracts”). Gross profit margin on revenue hauled by railroads, air cargo carriers, ocean cargo carriers and Truck Brokerage Carriers, other than those under retention contracts, is variable in nature as the Company’s contracts with independent commission sales agents provide commissions to agents at a contractually agreed upon percentage of net revenue. Approximately 57% of the Company’s consolidated revenue in the thirty-nine-week period ended September 27, 2014 was generated under contracts that have a fixed gross profit margin while 43% was under contracts that have a variable gross profit margin.

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

During the thirty-nine-week period ended September 27, 2014, employee compensation and benefits accounted for over seventy percent of the Company’s selling, general and administrative costs.

Depreciation and amortization primarily relate to depreciation of trailing equipment and information technology hardware and software.

The following table sets forth the percentage relationship of purchased transportation and commissions to agents, both being direct costs, to revenue and indirect costs as a percentage of gross profit for the periods indicated:

	Thirty Nine Weeks Ended		Thirteen Weeks Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013

Revenue	100.0%	100.0%	100.0%	100.0%

Purchased transportation	77.2	76.7	77.3	76.7
Commissions to agents	7.8	7.9	7.9	7.9

Gross profit margin	15.0%	15.4%	14.8%	15.4%

Gross profit	100.0%	100.0%	100.0%	100.0%
Investment income	0.3	0.4	0.3	0.4
Indirect costs and expenses:
Other operating costs, net of gains on asset dispositions	5.6	5.1	5.4	5.8
Insurance and claims	10.8	12.2	9.9	12.9
Selling, general and administrative	31.2	31.3	29.9	29.9
Depreciation and amortization	5.9	6.8	5.9	6.9

Total costs and expenses	53.4	55.3	51.1	55.4

Operating margin	46.9%	45.1%	49.2%	44.9%

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

THIRTY NINE WEEKS ENDED SEPTEMBER 27, 2014 COMPARED TO THIRTY NINE WEEKS ENDED SEPTEMBER 28, 2013

Revenue for the 2014 thirty-nine-week period was $2,321,960,000, an increase of $349,155,000, or 18%, compared to the 2013 thirty-nine-week period. Transportation revenue increased $347,410,000, or 18%. The increase in transportation revenue was primarily attributable to approximately an 8% increase in the number of loads hauled and increased revenue per load of approximately 10%. Reinsurance premiums from third party insurance companies that provide insurance programs to BCO Independent Contractors where all or a portion of the risk of loss is ultimately borne by Signature, were $28,978,000 and $27,233,000 for the 2014 and 2013 thirty-nine-week periods, respectively.

Truck transportation revenue hauled by BCO Independent Contractors and Truck Brokerage Carriers (together, the “third party truck capacity providers”) for the thirty-nine-week period ended September 27, 2014, was $2,177,331,000, or 94% of total revenue, an increase of $352,412,000, or 19%, compared to the 2013 thirty-nine-week period. The number of loads hauled by third party truck capacity providers in the 2014 thirty-nine-week period increased approximately 8% compared to the 2013 thirty-nine-week period, and revenue per load increased approximately 11% compared to the 2013 thirty-nine-week period. The increase in the number of loads hauled via third party truck capacity providers was due to a broad-based increase in underlying demand for truck transportation services and increased market share from new agents. The increase in revenue per load on loads hauled via truck was primarily attributable to increased demand and a tight truck capacity environment. Fuel surcharges on Truck Brokerage Carrier revenue identified separately in billings to customers and included as a component of Truck Brokerage Carrier revenue were $88,070,000 and $80,884,000 in the 2014 and 2013 periods, respectively. Fuel surcharges billed to customers on revenue hauled by BCO Independent Contractors are excluded from revenue.

Transportation revenue hauled by rail intermodal, air cargo and ocean cargo carriers (collectively, the “multimode capacity providers”) for the thirty-nine-week period ended September 27, 2014, was $115,125,000, or 5% of total revenue, a decrease of $5,407,000, or 4%, compared to the 2013 thirty-nine-week period. The number of loads hauled by multimode capacity providers in the 2014 thirty-nine-week period increased approximately 2% compared to the 2013 thirty-nine-week period, while revenue per load on revenue hauled by multimode capacity providers decreased approximately 6% over the same period. The increase in loads hauled by multimode capacity providers was primarily due to increased rail intermodal loads. The decrease in revenue per load on revenue hauled by multimode capacity providers was primarily due to decreased loads hauled by ocean cargo carriers, which typically have a higher revenue per load amount compared to other types of multimode shipments. Also, revenue per load on revenue hauled by multimode capacity providers is influenced by many factors, including revenue mix among the various modes of transportation used, length of haul, complexity of freight, density of freight lanes, fuel costs and availability of capacity.

Purchased transportation was 77.2% and 76.7% of revenue in the 2014 and 2013 thirty-nine-week periods, respectively. The increase in purchased transportation as a percentage of revenue was primarily attributable to an increased rate of purchased transportation paid to Truck Brokerage Carriers as the availability of truck capacity tightened in 2014 and an increase in the percentage of revenue hauled by Truck Brokerage Carriers, which typically has a higher rate of purchased transportation than revenue hauled by BCO Independent Contractors. Commissions to agents were 7.8% and 7.9% of revenue in the 2014 and 2013 periods, respectively. The decrease in commissions to agents as a percentage of revenue was primarily attributable to a decreased net revenue margin on revenue hauled by Truck Brokerage Carriers caused by the increased rate of purchased transportation paid to Truck Brokerage Carriers.

Investment income at the insurance segment was $1,027,000 and $1,111,000 in the 2014 and 2013 thirty-nine-week periods, respectively.

Other operating costs increased $3,954,000 in the 2014 thirty-nine-week period compared to the 2013 thirty-nine-week period and represented 5.6% of gross profit in the 2014 period compared to 5.1% of gross profit in the 2013 period. The increase in other operating costs compared to prior year was primarily due to lower gains on sales of trailing equipment, increased trailing equipment costs and an increased provision for contractor bad debt. The increase in other operating costs as a percent of gross profit was caused by the increase in operating costs, but was somewhat reduced by the effect of increased gross profit.

Insurance and claims increased $825,000 in the 2014 thirty-nine-week period compared to the 2013 thirty-nine-week period and represented 10.8% of gross profit in the 2014 period compared to 12.2% of gross profit in the 2013 period. The increase in insurance and claims compared to prior year was due to increased frequency in the number of insurance claims. The decrease in insurance and claims as a percent of gross profit, however, was due to the effect of increased gross profit, which more than offset the effect of the increase in insurance and claims.

Selling, general and administrative costs increased $13,600,000 in the 2014 thirty-nine-week period compared to the 2013 thirty-nine-week period and represented 31.2% of gross profit in the 2014 period compared to 31.3% of gross profit in the 2013 period. The increase in selling, general and administrative costs compared to prior year was due to an $11,139,000 provision for incentive compensation in the 2014 period compared to a minimal provision in the 2013 period and an increased provision for customer bad debt in the 2014 period. The decrease in selling, general and administrative costs as a percent of gross profit, however, was primarily due to the effect of increased gross profit, which more than offset the effect of the increase in selling, general and administrative costs.

Depreciation and amortization decreased $324,000 in the 2014 thirty-nine-week period compared to the 2013 thirty-nine-week period and represented 5.9% of gross profit in the 2014 period compared to 6.8% of gross profit in the 2013 period. The decrease in depreciation and amortization as a percent of gross profit was primarily due to the effect of increased gross profit.

Interest and debt expense in the 2014 thirty-nine-week period was $107,000 lower than the 2013 thirty-nine-week period.

The provisions for income taxes for both the 2014 and 2013 thirty-nine-week periods were based on estimated annual effective income tax rates of approximately 38.2%, adjusted for discrete events, such as benefits resulting from disqualifying dispositions of the Company’s common stock by employees who obtained the stock through exercises of incentive stock options. The effective income tax rates on income from continuing operations for the 2014 and 2013 thirty-nine-week periods were each 37.7%, which were higher than the statutory federal income tax rate primarily as a result of state taxes, the meals and entertainment exclusion and non-deductible stock compensation expense.

The effective income tax rates in the 2014 and 2013 thirty-nine-week periods were less than 38.2% estimated annual effective income tax rate primarily due to disqualifying dispositions of the Company’s common stock by employees who obtained the stock through exercises of incentive stock options in each year.

Net income was $100,318,000, or $2.23 per common share ($2.22 per diluted share), in the 2014 thirty-nine-week period. Income from continuing operations was $83,746,000, or $1.81 per common share ($1.81 per diluted share), in the 2013 thirty-nine-week period. Net income was $86,452,000, or $1.87 per common share ($1.87 per diluted share), in the 2013 thirty-nine-week period.

THIRTEEN WEEKS ENDED SEPTEMBER 27, 2014 COMPARED TO THIRTEEN WEEKS ENDED SEPTEMBER 28, 2013

Revenue for the 2014 thirteen-week period was $819,320,000, an increase of $143,785,000, or 21%, compared to the 2013 thirteen-week period. Transportation revenue increased $142,905,000, or 21%. The increase in transportation revenue was primarily attributable to approximately an 11% increase in the number of loads hauled and increased revenue per load of approximately 10%. Reinsurance premiums from third party insurance companies that provide insurance programs to BCO Independent Contractors where all or a portion of the risk of loss is ultimately borne by Signature, were $10,011,000 and $9,131,000 for the 2014 and 2013 thirteen-week periods, respectively.

Truck transportation revenue hauled by third party truck capacity providers for the thirteen-week period ended September 27, 2014, was $767,488,000, or 94% of total revenue, an increase of $139,939,000, or 22%, compared to the 2013 thirteen-week period. The number of loads hauled by third party truck capacity providers in the 2014 thirteen-week period increased approximately 11% compared to the 2013 thirteen-week period, and revenue per load increased approximately 11% compared to the 2013 thirteen-week period. The increase in the number of loads hauled via third party truck capacity providers was due to a broad-based increase in underlying demand for truck transportation services in the domestic marketplace and increased market share from new agents. The increase in revenue per load on loads hauled via truck was primarily attributable to increased demand and a tight truck capacity environment. Fuel surcharges on Truck Brokerage Carrier revenue identified separately in billings to customers and included as a component of Truck Brokerage Carrier revenue were $31,128,000 and $25,940,000 in the 2014 and 2013 periods, respectively. Fuel surcharges billed to customers on revenue hauled by BCO Independent Contractors are excluded from revenue.

Transportation revenue hauled by multimode capacity providers for the thirteen-week period ended September 27, 2014, was $41,667,000, or 5% of total revenue, an increase of $2,844,000, or 7%, compared to the 2013 thirteen-week period. The number of loads hauled by multimode capacity providers in the 2014 thirteen-week period increased approximately 5% compared to the 2013 thirteen-week period, and revenue per load on revenue hauled by multimode capacity providers increased approximately 2% over the same period. The increase in loads hauled by multimode capacity providers was primarily due to increased rail intermodal loads. The increase in revenue per load on revenue hauled by multimode capacity providers was primarily due to a small number of international air charters, as each such air charter is considered a single, extremely high value load. Also, revenue per load on revenue hauled by multimode capacity providers is influenced by many factors, including revenue mix among the various modes of transportation used, length of haul, complexity of freight, density of freight lanes, fuel costs and availability of capacity.

Purchased transportation was 77.3% and 76.7% of revenue in the 2014 and 2013 thirteen-week periods, respectively. The increase in purchased transportation as a percentage of revenue was primarily attributable to an increased rate of purchased transportation paid to Truck Brokerage Carriers as the availability of truck capacity tightened in the 2014 period and an increase in the percentage of revenue hauled by Truck Brokerage Carriers, which has a higher rate of purchased transportation. Commissions to agents were 7.9% of revenue in each of the 2014 and 2013 periods.

Investment income at the insurance segment was $332,000 and $366,000 in the 2014 and 2013 thirteen-week periods, respectively.

Other operating costs increased $510,000 in the 2014 thirteen-week period compared to the 2013 thirteen-week period and represented 5.4% of gross profit in the 2014 period compared to 5.8% of gross profit in the 2013 period. The increase in other operating costs compared to prior year was primarily due to increased trailing equipment costs and an increased provision for contractor bad debt, partially offset by increased gains on sales of trailing equipment. The decrease in other operating costs as a percent of gross profit was primarily caused by the effect of increased gross profit, which was somewhat offset by the effect of the increase in operating costs.

Insurance and claims decreased $1,309,000 in the 2014 thirteen-week period compared to the 2013 thirteen-week period and represented 9.9% and 12.9% of gross profit in the 2014 and 2013 periods, respectively. The decrease in insurance and claims compared to prior year was due to decreased net unfavorable development of prior years’ claims in the 2014 period as unfavorable development of prior year claims was $372,000 and $3,592,000 in the 2014 and 2013 thirteen-week periods, respectively, partially offset by increased severity, or cost per claim, of current year claims in the 2014 thirteen-week period. The decrease in insurance and claims as a percent of gross profit was primarily due to the effect of increased gross profit and the decrease in claims costs.

Selling, general and administrative costs increased $5,225,000 in the 2014 thirteen-week period compared to the 2013 thirteen-week period and represented 29.9% of gross profit in each of the 2014 and 2013 periods. The increase in selling, general and administrative costs compared to prior year was primarily due to a $4,560,000 provision for incentive compensation in the 2014 period compared to a minimal provision in the 2013 period. As it relates to selling, general and administrative costs as a percent of gross profit, the increase in selling, general and administrative costs was entirely offset by the effect of increased gross profit.

Depreciation and amortization decreased $94,000 in the 2014 thirteen-week period compared to the 2013 thirteen-week period and represented 5.9% of gross profit in the 2014 period compared to 6.9% of gross profit in the 2013 period. The decrease in depreciation and amortization as a percent of gross profit was due to the effect of increased gross profit.

Interest and debt expense in the 2014 thirteen-week period was $82,000 lower than the 2013 thirteen-week period.

The provisions for income taxes for both the 2014 and 2013 thirteen-week periods were based on estimated annual effective income tax rates of approximately 38.2%, adjusted for discrete events. The effective income tax rates on income from continuing operations for the 2014 and 2013 thirteen-week periods were 37.5% and 37.7%, respectively, which were higher than the statutory federal income tax rate primarily as a result of state taxes, the meals and entertainment exclusion and non-deductible stock compensation expense. The effective income tax rates in the 2014 and 2013 thirteen-week periods were less than 38.2% estimated annual effective income tax rate primarily due to disqualifying dispositions of the Company’s common stock by employees who obtained the stock through exercises of incentive stock options in each year.

Net income was $36,755,000, or $0.82 per common share ($0.82 per diluted share), in the 2014 thirteen-week period. Income from continuing operations was $28,503,000, or $0.62 per common share ($0.62 per diluted share), in the 2013 thirteen-week period. Net income was $29,246,000, or $0.64 per common share ($0.64 per diluted share), in the 2013 thirteen-week period.

CAPITAL RESOURCES AND LIQUIDITY

Working capital and the ratio of current assets to current liabilities were $320,083,000 and 1.9 to 1, respectively, at September 27, 2014, compared with $306,808,000 and 1.8 to 1, respectively, at December 28, 2013. Landstar has historically operated with current ratios within the range of 1.5 to 1 to 2.0 to 1. Cash provided by operating activities of continuing operations was $72,597,000 in the 2014 thirty-nine-week period compared with $125,293,000 in the 2013 thirty-nine-week period. The decrease in cash flow provided by operating activities of continuing operations was primarily attributable to the increase in trade receivables since the beginning of the fiscal year 2014 generally driven by the significant growth in revenue in 2014.

The Company declared and paid $0.19 per share, or $8,551,000, in cash dividends during the thirty-nine-week period ended September 27, 2014 and, during such period, also paid $15,921,000 of dividends payable, which were declared during fiscal year 2013 and included in other current liabilities in the consolidated balance sheet at December 28, 2013. The Company did not pay cash dividends during the thirty-nine-week period ended September 28, 2013. During the thirty-nine-week period ended September 27, 2014, the Company purchased 939,872 shares of its common stock at a total cost of $56,393,000. As of September 27, 2014, the Company may purchase up to an additional 1,827,782 shares of its common stock under its authorized stock purchase program. Long-term debt, including current maturities, was $115,126,000 at September 27, 2014, $13,621,000 higher than at December 28, 2013.

Shareholders’ equity was $495,672,000, or 81% of total capitalization (defined as long-term debt including current maturities plus equity), at September 27, 2014, compared to $454,481,000, or 82% of total capitalization, at December 28, 2013. The increase in equity was primarily a result of net income, partially offset by the purchases of shares of the Company’s common stock in the 2014 thirty-nine-week period.

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

At September 27, 2014, the Company had no borrowings outstanding and $33,045,000 of letters of credit outstanding under the Credit Agreement. At September 27, 2014, there was $191,955,000 available for future borrowings under the Credit Agreement. In addition, the Company has $66,182,000 in letters of credit outstanding as collateral for insurance claims that are secured by investments and cash equivalents totaling $72,982,000 at September 27, 2014. Investments, all of which are carried at fair value, include primarily investment-grade bonds and U.S. Treasury obligations having maturities of up to five years. Fair value of investments is based primarily on quoted market prices. See Notes to Consolidated Financial Statements for further discussion on measurement of fair value of investments.

Historically, the Company has generated sufficient operating cash flow to meet its debt service requirements, fund continued growth, both internal and through acquisitions, complete or execute share purchases of its common stock under authorized share purchase programs, pay dividends and meet working capital needs. As an asset-light provider of integrated transportation management solutions, the Company’s annual capital requirements for operating property are generally for trailing equipment and information technology hardware and software. In addition, a significant portion of the trailing equipment used by the Company is provided by third party capacity providers, thereby reducing the Company’s capital requirements. During the 2014 thirty-nine-week period, the Company purchased $9,131,000 of operating property and acquired $41,732,000 of trailing equipment by entering into capital leases. Landstar anticipates acquiring approximately $9,000,000 in operating property, primarily new trailing equipment to replace older trailing equipment and information technology equipment, during the remainder of fiscal year 2014 either by purchase or lease financing.

Management believes that cash flow from operations combined with the Company’s borrowing capacity under the Credit Agreement will be adequate to meet Landstar’s debt service requirements, fund continued growth, both internal and through acquisitions, pay dividends, complete the authorized share purchase programs and meet working capital needs.

LEGAL MATTERS

As further described in periodic and current reports previously filed by the Company with the Securities and Exchange Commission (the “SEC”), in connection with an accident (the “Accident”) that occurred in February 2007 involving a BCO Independent Contractor leased to Landstar Ranger, Inc., a trial court in Cobb County, Georgia entered an amended judgment on May 28, 2013 against Landstar Ranger, Inc., Landstar System Holdings, Inc. and Landstar System, Inc. (the “Landstar Defendants”) awarding the plaintiffs an aggregate sum of approximately $55.2 million plus post-judgment interest at the rate of 6.25% per annum from and after September 23, 2011 (the “Damage Award”). As previously disclosed in the Company’s Quarterly Report on Form 10-Q for its 2014 second quarter, while an Appeal of the Damage Award was pending before the Court of Appeals of the State of Georgia, on July 9, 2014, the plaintiffs and the Landstar Defendants entered into an agreement in principle providing for the settlement of all claims of the plaintiffs against the Landstar Defendants. Pursuant to the settlement and release agreement executed by the parties on August 13, 2014, all sums payable to the plaintiffs under such agreement have been paid in full and the plaintiffs have released and discharged the Landstar Defendants from all liability arising out of the Accident.

Under the terms of the commercial trucking insurance program that Landstar had in place in 2007, Landstar retained liability for up to $5 million with respect to the Accident giving rise to the Damage Award. The Company recorded a $5 million charge representing its self-insured retention in respect of this Accident in the consolidated financial results of the Company in the 2007 first quarter. Third party insurance and/or reinsurance policies provided coverage to the Landstar Defendants for all amounts related to the Accident in excess of such retained liability, including all related out-of-pocket expenses, such as the costs of an appeal bond and interest. No assurances can be given regarding the impact of the Damage Award or the settlement thereof on the premiums charged by the Company’s third party insurers from time to time for commercial trucking insurance.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The allowance for doubtful accounts for both trade and other receivables represents management’s estimate of the amount of outstanding receivables that will not be collected. Historically, management’s estimates for uncollectible receivables have been materially correct. Although management believes the amount of the allowance for both trade and other receivables at September 27, 2014 is appropriate, a prolonged period of low or no economic growth may adversely affect the collection of these receivables. In addition, liquidity concerns and/or unanticipated bankruptcy proceedings at any of the Company’s larger customers in which the Company is carrying a significant receivable could result in an increase in the provision for uncollectible receivables and have a significant impact on the Company’s results of operations in a given quarter or year. However, it is not expected that an uncollectible accounts receivable resulting from an individual customer would have a significant impact on the Company’s financial condition. Conversely, a more robust economic environment or the recovery of a previously provided for uncollectible receivable from an individual customer may result in the realization of some portion of the estimated uncollectible receivables.

Landstar provides for the estimated costs of self-insured claims primarily on an actuarial basis. The amount recorded for the estimated liability for claims incurred is based upon the facts and circumstances known on the applicable balance sheet date. The ultimate resolution of these claims may be for an amount greater or less than the amount estimated by management. The Company continually revises its existing claim estimates as new or revised information becomes available on the status of each claim. Historically, the Company has experienced both favorable and unfavorable development of prior years’ claims estimates. During the 2014 and 2013 thirty-nine-week periods, insurance and claims costs included $7,119,000 and $8,236,000 of net unfavorable adjustments to prior years’ claims estimates, respectively. It is reasonably likely that the ultimate outcome of settling all outstanding claims will be more or less than the estimated claims reserve at September 27, 2014.

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

Depending upon the specific type of borrowing, borrowings under the Credit Agreement bear interest based on either (a) the prime rate, (b) the federal funds effective rate, (c) the rate at the time offered to JPMorgan Chase Bank, N.A. in the Eurodollar market or (d) the London Interbank Offered Rate, plus a margin that is determined based on the level of the Company’s Leverage Ratio, as defined in the Credit Agreement. During the third quarter of 2014, the Company had no borrowings under the Credit Agreement. At September 27, 2014, the Company had no borrowings outstanding under the Credit Agreement. As of December 28, 2013, the weighted average interest rate on borrowings outstanding was 1.42%. Any future amounts that may become outstanding under the Credit Agreement are payable on September 28, 2017, the maturity date of the Credit Agreement.

Long-term investments, all of which are available-for-sale and are carried at fair value, include primarily investment-grade bonds and U.S. Treasury obligations having maturities of up to five years. Assuming that the long-term portion of investments remains at $70,805,000, the balance at September 27, 2014, a hypothetical increase or decrease in interest rates of 100 basis points would not have a material impact on future earnings on an annualized basis. Short-term investments consist of short-term investment-grade instruments and the current maturities of investment-grade corporate bonds and U.S. Treasury obligations. Accordingly, any future interest rate risk on these short-term investments would not be material.

Assets and liabilities of the Company’s Canadian operations are translated from their functional currency to U.S. dollars using exchange rates in effect at the balance sheet date and revenue and expense accounts are translated at average monthly exchange rates during the period. Adjustments resulting from the translation process are included in accumulated other comprehensive income. Transactional gains and losses arising from receivable and payable balances, including intercompany balances, in the normal course of business that are denominated in a currency other than the functional currency of the operation are recorded in the statements of income when they occur. The assets held at the Company’s Canadian subsidiary at September 27, 2014 were, as translated to U.S. dollars, approximately 1.4% of total consolidated assets. Accordingly, any translation gain or loss related to the Canadian operation would not be material.

Item 4. Controls and Procedures

As of the end of the period covered by this quarterly report on Form 10-Q, an evaluation was carried out, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended). Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of September 27, 2014 to provide reasonable assurance that information required to be disclosed by the Company in reports that it filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There were no significant changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended September 27, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

As further described in periodic and current reports previously filed by the Company with the Securities and Exchange Commission (the “SEC”), in connection with an accident (the “Accident”) that occurred in February 2007 involving a BCO Independent Contractor leased to Landstar Ranger, Inc., a trial court in Cobb County, Georgia entered an amended judgment on May 28, 2013 against Landstar Ranger, Inc., Landstar System Holdings, Inc. and Landstar System, Inc. (the “Landstar Defendants”) awarding the plaintiffs an aggregate sum of approximately $55.2 million plus post-judgment interest at the rate of 6.25% per annum from and after September 23, 2011 (the “Damage Award”). As previously disclosed in the Company’s Quarterly Report on Form 10-Q for its 2014 second quarter, while an Appeal of the Damage Award was pending before the Court of Appeals of the State of Georgia, on July 9, 2014, the plaintiffs and the Landstar Defendants entered into an agreement in principle providing for the settlement of all claims of the plaintiffs against the Landstar Defendants. Pursuant to the settlement and release agreement executed by the parties on August 13, 2014, all sums payable to the plaintiffs under such agreement have been paid in full and the plaintiffs have released and discharged the Landstar Defendants from all liability arising out of the Accident.

Under the terms of the commercial trucking insurance program that Landstar had in place in 2007, Landstar retained liability for up to $5 million with respect to the Accident giving rise to the Damage Award. The Company recorded a $5 million charge representing its self-insured retention in respect of this Accident in the consolidated financial results of the Company in the 2007 first quarter. Third party insurance and/or reinsurance policies provided coverage to the Landstar Defendants for all amounts related to the Accident in excess of such retained liability, including all related out-of-pocket expenses, such as the costs of an appeal bond and interest. No assurances can be given regarding the impact of the Damage Award or the settlement thereof on the premiums charged by the Company’s third party insurers from time to time for commercial trucking insurance.

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

Purchases of Equity Securities by the Company

The Company did not purchase any shares of its common stock during the period from June 29, 2014 to September 27, 2014, the Company’s third fiscal quarter. On December 11, 2013, Landstar System, Inc. announced that it had been authorized by its Board of Directors to increase the number of shares of the Company’s common stock that the Company is authorized to purchase from time to time in the open market and in privately negotiated transactions under a previously announced purchase program to 3,000,000 shares. As of September 27, 2014, the Company has authorization to purchase 1,827,782 shares of its common stock under this program. No specific expiration date has been assigned to the December 11, 2013 authorization.

During the thirty-nine-week period ended September 27, 2014, Landstar paid dividends as follows:

Dividend Amount per Share	Declaration Date	Record Date	Payment Date

$0.35	December 10, 2013	December 27, 2013	January 16, 2014
$0.06	January 29, 2014	February 18, 2014	March 14, 2014
$0.06	April 23, 2014	May 8, 2014	May 30, 2014
$0.07	July 22, 2014	August 11, 2014	August 29, 2014

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

LANDSTAR SYSTEM, INC.

Date: October 31, 2014	/s/ Henry H. Gerkens
Henry H. Gerkens
Chairman and Chief Executive Officer

Date: October 31, 2014	/s/ James B. Gattoni
James B. Gattoni
President and Chief Financial Officer