Form 10-Q
period 2015-03-28
LANDSTAR SYSTEM INC
filed 2015-05-01
CIK 853816

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2015

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

The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of the close of business on April 20, 2015 was 44,410,842.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

The interim consolidated financial statements contained herein reflect all adjustments (all of a normal, recurring nature) which, in the opinion of management, are necessary for a fair statement of the financial condition, results of operations, cash flows and changes in shareholders’ equity for the periods presented. They have been prepared in accordance with Rule 10-01 of Regulation S-X and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the thirteen weeks ended March 28, 2015 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 26, 2015.

These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s 2014 Annual Report on Form 10-K.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

(Unaudited)

	March 28, 2015	December 27, 2014

ASSETS
Current Assets
Cash and cash equivalents	$114,887	$163,944
Short-term investments	37,174	37,007
Trade accounts receivable, less allowance of $4,248 and $4,338	447,696	492,642
Other receivables, including advances to independent contractors, less allowance of $4,235 and $4,189	29,437	15,132
Deferred income taxes and other current assets	11,475	23,603

Total current assets	640,669	732,328

Operating property, less accumulated depreciation and amortization of $165,007 and $160,681	197,085	202,203
Goodwill	31,134	31,134
Other assets	78,758	78,547

Total assets	$947,646	$1,044,212

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Cash overdraft	$28,410	$34,629
Accounts payable	196,215	220,077
Current maturities of long-term debt	34,432	35,064
Insurance claims	24,791	24,233
Dividends payable	—	44,794
Other current liabilities	42,126	51,654

Total current liabilities	325,974	410,451

Long-term debt, excluding current maturities	67,671	76,257
Insurance claims	22,532	21,769
Deferred income taxes and other noncurrent liabilities	47,144	47,474

Shareholders’ Equity
Common stock, $0.01 par value, authorized 160,000,000 shares, issued 67,349,642 and 67,268,817 shares	673	673
Additional paid-in capital	189,525	189,012
Retained earnings	1,282,277	1,255,374
Cost of 22,938,800 and 22,474,331 shares of common stock in treasury	(986,913)	(955,613)
Accumulated other comprehensive loss	(1,237)	(1,185)

Total shareholders’ equity	484,325	488,261

Total liabilities and shareholders’ equity	$947,646	$1,044,212

See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share amounts)

(Unaudited)

	Thirteen Weeks Ended
	March 28, 2015	March 29, 2014

Revenue	$762,380	$688,197
Investment income	354	363
Costs and expenses:
Purchased transportation	587,153	530,031
Commissions to agents	59,784	52,704
Other operating costs, net of gains on asset sales/dispositions	7,689	6,586
Insurance and claims	14,796	11,857
Selling, general and administrative	37,248	35,600
Depreciation and amortization	7,019	6,768

Total costs and expenses	713,689	643,546

Operating income	49,045	45,014
Interest and debt expense	781	768

Income before income taxes	48,264	44,246
Income taxes	18,249	16,608

Net income	$30,015	$27,638

Earnings per common share	$0.67	$0.61

Diluted earnings per share	$0.67	$0.61

Average number of shares outstanding:
Earnings per common share	44,588,000	45,407,000

Diluted earnings per share	44,760,000	45,596,000

Dividends per common share	$0.07	$0.06

See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

(Unaudited)

	Thirteen Weeks Ended
	March 28, 2015	March 29, 2014

Net income	$30,015	$27,638
Other comprehensive income (loss):
Unrealized holding gains on available-for-sale investments, net of tax expense of $125 and $60	228	110
Foreign currency translation losses	(280)	(432)

Other comprehensive loss	(52)	(322)

Comprehensive income	$29,963	$27,316

See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Thirteen Weeks Ended
	March 28, 2015	March 29, 2014
OPERATING ACTIVITIES
Net income	$30,015	$27,638
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of operating property	7,019	6,768
Non-cash interest charges	55	54
Provisions for losses on trade and other accounts receivable	702	729
Gains on sales/disposals of operating property	(107)	(59)
Deferred income taxes, net	885	(2,088)
Stock-based compensation	1,667	1,164
Changes in operating assets and liabilities:
Decrease (increase) in trade and other accounts receivable	29,939	(41,625)
Decrease (increase) in other assets	11,216	(1,560)
(Decrease) increase in accounts payable	(23,862)	13,289
(Decrease) increase in other liabilities	(9,580)	8,108
Increase in insurance claims	1,321	1,251

NET CASH PROVIDED BY OPERATING ACTIVITIES	49,270	13,669

INVESTING ACTIVITIES
Net change in other short-term investments	—	(3,249)
Sales and maturities of investments	10,651	14,558
Purchases of investments	(11,107)	(15,058)
Purchases of operating property	(2,450)	(732)
Proceeds from sales of operating property	656	276

NET CASH USED BY INVESTING ACTIVITIES	(2,250)	(4,205)

FINANCING ACTIVITIES
Decrease in cash overdraft	(6,219)	(6,601)
Dividends paid	(47,906)	(18,641)
Proceeds from exercises of stock options	429	1,133
Taxes paid in lieu of shares issued related to stock-based compensation plans	(2,069)	(1,650)
Excess tax benefits from stock-based awards	486	505
Purchases of common stock	(31,300)	(37,052)
Principal payments on long-term debt and capital lease obligations	(9,218)	(12,862)

NET CASH USED BY FINANCING ACTIVITIES	(95,797)	(75,168)

Effect of exchange rate changes on cash and cash equivalents	(280)	(432)

Decrease in cash and cash equivalents	(49,057)	(66,136)
Cash and cash equivalents at beginning of period	163,944	180,302

Cash and cash equivalents at end of period	$114,887	$114,166

See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

Thirteen Weeks Ended March 28, 2015

(Dollars in thousands)

(Unaudited)

			Additional Paid-In Capital	Retained Earnings	Treasury Stock at Cost		Accumulated Other Comprehensive Loss	Total

	Common Stock
	Shares	Amount			Shares	Amount

Balance December 27, 2014	67,268,817	$673	$189,012	$1,255,374	22,474,331	$(955,613)	$(1,185)	$488,261

Net income				30,015				30,015

Dividends ($0.07 per share)				(3,112)				(3,112)

Purchases of common stock					464,469	(31,300)		(31,300)

Issuance of stock related to stock-based compensation plans, including excess tax effect	80,825		(1,154)					(1,154)

Stock-based compensation			1,667					1,667

Other comprehensive loss							(52)	(52)

Balance March 28, 2015	67,349,642	$673	$189,525	$1,282,277	22,938,800	$(986,913)	$(1,237)	$484,325

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

As of March 28, 2015, the Company had two employee equity incentive plans, the 2002 employee stock option and stock incentive plan (the “ESOSIP”) and the 2011 equity incentive plan (the “2011 EIP”). No further grants can be made under the ESOSIP. The Company also has a stock compensation plan for members of its Board of Directors, the 2013 Directors Stock Compensation Plan (the “2013 DSCP”). 115,000 shares of the Company’s common stock were authorized for issuance under the 2013 DSCP. The ESOSIP, 2011 EIP, and 2013 DSCP are each referred to herein as a “Plan,” and, collectively, as the “Plans.” Amounts recognized in the financial statements with respect to these Plans are as follows (in thousands):

	Thirteen Weeks Ended
	March 28, 2015	March 29, 2014
Total cost of the Plans during the period	$1,667	$1,164

Amount of related income tax benefit recognized during the period	(701)	(614)

Net cost of the Plans during the period	$966	$550

Included in income tax benefits recognized in the thirteen-week periods ended March 28, 2015 and March 29, 2014 were income tax benefits of $160,000 and $295,000, respectively, recognized on disqualifying dispositions of the Company’s common stock by employees who obtained shares of common stock through exercises of incentive stock options.

As of March 28, 2015, there were 95,531 shares of the Company’s common stock reserved for issuance under the 2013 DSCP and 5,602,419 shares of the Company’s common stock reserved for issuance in the aggregate under the ESOSIP and 2011 EIP.

Restricted Stock Units

The fair value of a restricted stock unit (“RSU”) is determined based on the market value of the Company’s common stock on the date of grant, discounted for lack of marketability for a minimum post-vesting holding requirement. The discount rate due to lack of marketability used for RSU award grants during both thirteen-week periods ended March 28, 2015 and March 29, 2014 was 7%.

The following table summarizes information regarding the Company’s outstanding RSU awards under the Plans:

	Number of RSUs	Weighted Average Grant Date Fair Value
Outstanding at December 27, 2014	425,630	$50.72
Granted	91,562	$57.97
Vested	(91,382)	$51.98

Outstanding at March 28, 2015	425,810	$52.01

Restricted stock units vest over a 3 to 5 year period based on varying metrics of growth in operating income and diluted earnings per share either from a base year, being the year immediately preceding the year of grant, or year-over-prior-year growth. At the time of grant, the maximum number of common shares available for issuance under the 2015 grant equals 200% of the number of RSUs granted. The maximum number of common shares available for issuance under grants made prior to 2015 equals 100% of the number of RSUs granted.

With respect to all RSU awards, the Company reports compensation expense over the life of the award based on an estimated number of shares that will vest over the life of the award, multiplied by the fair value of a RSU. The Company recognized approximately $1,158,000 and $641,000 of share-based compensation expense related to RSU awards in the thirteen-week periods ended March 28, 2015 and March 29, 2014, respectively. As of March 28, 2015, there was a maximum of $26,600,000 of total unrecognized compensation cost related to RSU awards granted under the Plans with an expected average remaining life of approximately 3.4 years. The amount of future compensation expense to be recognized will be determined based on future operating results.

Stock Options

The following table summarizes information regarding the Company’s outstanding stock options under the Plans:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (000s)

Options outstanding at December 27, 2014	773,839	$46.92
Exercised	(48,700)	$45.52
Forfeited	(1,000)	$52.60

Options outstanding at March 28, 2015	724,139	$47.01	5.5	$13,572

Options exercisable at March 28, 2015	495,239	$45.09	4.9	$10,232

The total intrinsic value of stock options exercised during the thirteen-week periods ended March 28, 2015 and March 29, 2014 was $1,108,000 and $5,130,000, respectively.

As of March 28, 2015, there was $2,509,000 of total unrecognized compensation cost related to non-vested stock options granted under the Plans. The unrecognized compensation cost related to these non-vested options is expected to be recognized over a weighted average period of 2.0 years.

Non-vested Restricted Stock

The fair value of each share of non-vested restricted stock issued under the Plans is based on the fair value of a share of the Company’s common stock on the date of grant and shares of non-vested restricted stock are subject to vesting in three equal annual installments or 100% on the fifth anniversary of the date of the grant.

As of December 27, 2014, there were 23,353 shares of non-vested restricted stock outstanding with a weighted average grant date fair value of $54.90 per share. None of these shares vested or forfeited and no additional restricted stock shares were granted during the thirteen-week period ended March 28, 2015.

As of March 28, 2015, there was $710,000 of total unrecognized compensation cost related to non-vested shares of restricted stock granted under the Plans. The unrecognized compensation cost related to these non-vested shares of restricted stock is expected to be recognized over a weighted average period of 1.7 years.

(2)	Income Taxes

The provisions for income taxes for both the 2015 and 2014 thirteen-week periods were based on estimated annual effective income tax rates of 38.2%, adjusted for discrete events, such as benefits resulting from disqualifying dispositions of the Company’s common stock by employees who obtained the stock through exercises of incentive stock options. The effective income tax rates for the 2015 and 2014 thirteen-week periods were 37.8% and 37.5%, respectively, which were higher than the statutory federal income tax rate primarily as a result of state taxes, the meals and entertainment exclusion and non-deductible stock-based compensation.

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

The following table provides a reconciliation of the average number of common shares outstanding used to calculate earnings per common share to the average number of common shares and common share equivalents outstanding used to calculate diluted earnings per share (in thousands):

	Thirteen Weeks Ended
	March 28, 2015	March 29, 2014
Average number of common shares outstanding	44,588	45,407
Incremental shares from assumed exercises of stock options	172	189

Average number of common shares and common share equivalents outstanding	44,760	45,596

For the thirteen-week periods ended March 28, 2015 and March 29, 2014, no options outstanding to purchase shares of common stock were antidilutive. Outstanding RSUs were excluded from the calculation of diluted earnings per share for all periods because the performance metric requirements for vesting had not been satisfied.

(4)	Additional Cash Flow Information

During the 2015 thirteen-week period, Landstar paid income taxes and interest of $669,000 and $794,000, respectively. During the 2014 thirteen-week period, Landstar paid income taxes and interest of $19,792,000 and $784,000, respectively. Landstar did not acquire any operating property by entering into capital leases in the 2015 thirteen-week period. Landstar acquired operating property by entering into capital leases in the amount of $641,000 in the 2014 thirteen-week period.

(5)	Segment Information

The following table summarizes information about the Company’s reportable business segments as of and for the thirteen-week periods ended March 28, 2015 and March 29, 2014 (in thousands):

	Thirteen Weeks Ended
	March 28, 2015			March 29, 2014
	Transportation Logistics	Insurance	Total	Transportation Logistics	Insurance	Total

External revenue	$751,796	$10,584	$762,380	$678,853	$9,344	$688,197
Investment income		354	354		363	363
Internal revenue		6,396	6,396		5,792	5,792
Operating income	43,730	5,315	49,045	38,984	6,030	45,014
Expenditures on long-lived assets	2,450		2,450	732		732
Goodwill	31,134		31,134	31,134		31,134

In the thirteen-week periods ended March 28, 2015 and March 29, 2014, no single customer accounted for more than 10% of the Company’s consolidated revenue.

(6)	Other Comprehensive Income

The following table presents the components of and changes in accumulated other comprehensive income, net of related income taxes, as of and for the thirteen-week period ended March 28, 2015 (in thousands):

	Unrealized Holding Gain on Available-for-Sale Securities	Foreign Currency Translation	Total
Balance as of December 27, 2014	$105	$(1,290)	$(1,185)
Other comprehensive income (loss)	228	(280)	(52)

Balance as of March 28, 2015	$333	$(1,570)	$(1,237)

Amounts reclassified from accumulated other comprehensive income to investment income due to the realization of previously unrealized gains and losses in the accompanying consolidated statements of income were not significant for the thirteen-week period ended March 28, 2015.

(7)	Investments

Investments include primarily investment-grade corporate bonds and U.S. Treasury obligations having maturities of up to five years (the “bond portfolio”). Investments in the bond portfolio are reported as available-for-sale and are carried at fair value. Investments maturing less than one year from the balance sheet date are included in short-term investments and investments maturing more than one year from the balance sheet date are included in other assets in the consolidated balance sheets. Management performs an analysis of the nature of the unrealized losses on available-for-sale investments to determine whether such losses are other-than-temporary. Unrealized losses, representing the excess of the purchase price of an investment over its fair value as of the end of a period, considered to be other-than-temporary, are to be included as a charge in the statement of income, while unrealized losses considered to be temporary are to be included as a component of shareholders’ equity. Investments whose values are based on quoted market prices in active markets are classified within Level 1. Investments that trade in markets that are not considered to be active, but are valued based on quoted market prices, are classified within Level 2. As Level 2 investments include positions that are not traded in active markets, valuations may be adjusted to reflect illiquidity and/or non-transferability, which are generally based on available market information. Any transfers between levels are recognized as of the beginning of any reporting period. Fair value of the bond portfolio was determined using Level 1 inputs related to U.S. Treasury obligations and money market investments and Level 2 inputs related to investment-grade corporate bonds, asset-backed securities and direct obligations of government agencies. Unrealized gains, net of unrealized losses, on the investments in the bond portfolio were $516,000 and $163,000 at March 28, 2015 and December 27, 2014, respectively.

The amortized cost and fair values of available-for-sale investments are as follows at March 28, 2015 and December 27, 2014 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 28, 2015

Money market investments	$1,060	$—	$—	$1,060
Asset-backed securities	5,078	2	22	5,058
Corporate bonds and direct obligations of government agencies	77,823	614	87	78,350
U.S. Treasury obligations	19,651	13	4	19,660

Total	$103,612	$629	$113	$104,128

December 27, 2014

Money market investments	$1,729	$—	$—	$1,729
Asset-backed securities	5,106	1	50	5,057
Corporate bonds and direct obligations of government agencies	76,964	491	284	77,171
U.S. Treasury obligations	19,507	14	9	19,512

Total	$103,306	$506	$343	$103,469

For those available-for-sale investments with unrealized losses at March 28, 2015 and December 27, 2014, the following table summarizes the duration of the unrealized loss (in thousands):

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
March 28, 2015

Asset-backed securities	$895	$6	$2,468	$16	$3,363	$22
Corporate bonds and direct obligations of government agencies	2,561	59	6,707	28	9,268	87
U.S. Treasury obligations	4,903	3	766	1	5,669	4

Total	$8,359	68	$9,941	$45	$18,300	$113

December 27, 2014

Asset-backed securities	$2,006	$13	$2,447	$37	$4,453	$50
Corporate bonds and direct obligations of government agencies	19,354	135	11,373	149	30,727	284
U.S. Treasury obligations	6,992	1	760	8	7,752	9

Total	$28,352	$149	14,580	194	$42,932	$343

The Company expects to recover the amortized cost basis of these securities as it does not intend to sell, and does not anticipate being required to sell, these securities before recovery of the cost basis. For these reasons, the Company does not consider the unrealized losses on these securities to be other-than-temporary at March 28, 2015.

(8)	Commitments and Contingencies

Short-term investments include $37,174,000 in current maturities of investments held by the Company’s insurance segment at March 28, 2015. The non-current portion of the bond portfolio of $66,954,000 is included in other assets. The short-term investments, together with $27,059,000 of non-current investments, provide collateral for the $57,810,000 of letters of credit issued to guarantee payment of insurance claims. As of March 28, 2015, Landstar also had $33,033,000 of additional letters of credit outstanding under the Company’s Credit Agreement.

On March 13, 2015, a jury in state court in Maricopa County, Arizona, rendered a verdict (the “Verdict”) of $19,250,000 against Landstar Ranger, Inc. in the matter of Bruno v. Landstar Ranger, Inc., in connection with a tragic vehicular accident that occurred on July 19, 2011, on US-93 north of Kingman, Arizona. The accident involved a tractor-trailer leased to Landstar Ranger, Inc., by a truck owner-operator. The truck had pulled off the highway due to mechanical issues and parked in a designated pull-off area. A pick-up truck driven by the decedent lost control while driving on the highway following a tire tread delamination while the decedent may have been engaged with his cell phone. The pick-up truck hit the right rear portion of the trailer of the tractor-trailer approximately 20 to 25 feet from the fog line of the highway. The accident occurred at approximately 2 p.m. on a clear, dry day. The decedent’s wife, one of his daughters and two friends of the family were in the car at the time of the accident. As a result of the accident, the decedent’s wife, his daughter and one of the friends sustained non-life threatening injuries. In connection with the Verdict, the jury determined that Landstar Ranger, Inc. was responsible for 100% of the liability associated with the accident.

During the trial and prior to the Verdict, the parties entered into an agreement that, among other things, limited the Company’s financial exposure from the possibility of an adverse verdict to $4,500,000 and all parties waived all appellate rights following the trial. As a result of the Verdict and the agreement with the plaintiffs, the Verdict resulted in a pre-tax charge of $4,500,000, or approximately $0.06 per share, to the Company’s financial results from operations for the 2015 first quarter.

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

(9)	Change in Accounting Estimate for Self-Insured Claims

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

The following table summarizes the effect of the increase in the cost of insurance claims resulting from unfavorable development of prior year self-insured claims estimates on operating income, net income and earnings per share amounts in the consolidated statements of income for the thirteen-week periods ended March 28, 2015 and March 29, 2014 (in thousands, except per share amounts):

	Thirteen Weeks Ended
	March 28, 2015	March 29, 2014
Operating income	$4,641	$1,891
Net income	2,868	1,169

Earnings per share	$0.06	$0.03
Diluted earnings per share	$0.06	$0.03

The unfavorable development of prior years’ claims in the 2015 fiscal period primarily related to impact of the Verdict described in Footnote (8) “Commitments and Contingencies.”

(10)	Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-09 - Revenue from Contracts with Customers (“ASU 2014-09”). ASU 2014-09 is a comprehensive revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. In adopting ASU 2014-09, companies may use either a full retrospective or a modified retrospective approach. On April 1, 2015, the FASB proposed deferring the effective date by one year to December 15, 2017 for annual reporting periods beginning after that date. The FASB also proposed permitting early adoption of the standard, but not before the original effective date of December 15, 2016. ASU 2014-09 is not expected to have a material impact on the Company’s financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the attached interim consolidated financial statements and notes thereto, and with the Company’s audited financial statements and notes thereto for the fiscal year ended December 27, 2014 and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 2014 Annual Report on Form 10-K.

FORWARD-LOOKING STATEMENTS

The following is a “safe harbor” statement under the Private Securities Litigation Reform Act of 1995. Statements contained in this document that are not based on historical facts are “forward-looking statements.” This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Form 10-Q contain forward-looking statements, such as statements which relate to Landstar’s business objectives, plans, strategies and expectations. Terms such as “anticipates,” “believes,” “estimates,” “intention,” “expects,” “plans,” “predicts,” “may,” “should,” “could,” “will,” the negative thereof and similar expressions are intended to identify forward-looking statements. Such statements are by nature subject to uncertainties and risks, including but not limited to: an increase in the frequency or severity of accidents or other claims; unfavorable development of existing accident claims; dependence on third party insurance companies; dependence on independent commission sales agents; dependence on third party capacity providers; decreased demand for transportation services; substantial industry competition; disruptions or failures in the Company’s computer systems; dependence on key vendors; changes in fuel taxes; status of independent contractors; regulatory and legislative changes; catastrophic loss of a Company facility; intellectual property; unclaimed property; and other operational, financial or legal risks or uncertainties detailed in Landstar’s Form 10-K for the 2014 fiscal year, described in Item 1A “Risk Factors”, this report or in Landstar’s other Securities and Exchange Commission filings from time to time. These risks and uncertainties could cause actual results or events to differ materially from historical results or those anticipated. Investors should not place undue reliance on such forward-looking statements and the Company undertakes no obligation to publicly update or revise any forward-looking statements.

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

The transportation logistics segment provides a wide range of integrated transportation management solutions. Transportation services offered by the Company include truckload and less-than-truckload transportation, rail intermodal, air cargo, ocean cargo, expedited ground and air delivery of time-critical freight, heavy-haul/specialized, U.S.-Canada and U.S.-Mexico cross-border, project cargo and customs brokerage. Industries serviced by the transportation logistics segment include automotive products, building products, metals, chemicals, foodstuffs, heavy machinery, retail, electronics, ammunition and explosives and military equipment. In addition, the transportation logistics segment provides transportation services to other transportation companies, including logistics and less-than-truckload service providers. Each of the independent commission sales agents has the opportunity to market all of the services provided by the transportation logistics segment. Billings for freight transportation services are typically charged to customers on a per shipment basis for the physical transportation of freight and are referred to as transportation revenue. During the thirteen weeks ended March 28, 2015, revenue hauled by BCO Independent Contractors, Truck Brokerage Carriers and railroads represented approximately 46%, 47% and 3%, respectively, of the Company’s consolidated revenue. Collectively, revenue hauled by air and ocean cargo carriers represented approximately 3% of the Company’s consolidated revenue in the thirteen-week period ended March 28, 2015.

The insurance segment is comprised of Signature Insurance Company, a wholly owned offshore insurance subsidiary (“Signature”), and Risk Management Claim Services, Inc. This segment provides risk and claims management services to certain of Landstar’s operating subsidiaries. In addition, it reinsures certain risks of the Company’s BCO Independent Contractors and provides certain property and casualty insurance directly to certain of Landstar’s operating subsidiaries. Revenue at the insurance segment represents reinsurance premiums from third party insurance companies that provide insurance programs to BCO Independent Contractors where all or a portion of the risk is ultimately borne by Signature. Revenue at the insurance segment represented approximately 1% of the Company’s consolidated revenue for the thirteen-week period ended March 28, 2015.

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

While customer demand, which is subject to overall economic conditions, ultimately drives increases or decreases in revenue, the Company primarily relies on its independent commission sales agents to establish customer relationships and generate revenue opportunities. Management’s emphasis with respect to revenue growth is on revenue generated by independent commission sales agents who on an annual basis generate $1 million or more of Landstar revenue (“Million Dollar Agents”). Management believes future revenue growth is primarily dependent on its ability to increase both the revenue generated by Million Dollar Agents and the number of Million Dollar Agents through a combination of recruiting new agents and increasing the revenue opportunities generated by existing independent commission sales agents. During the 2014 fiscal year, 525 independent commission sales agents generated $1 million or more of Landstar revenue and thus qualified as Million Dollar Agents. During the 2014 fiscal year, the average revenue generated by a Million Dollar Agent was $5,609,000 and revenue generated by Million Dollar Agents in the aggregate represented 92% of consolidated revenue.

Management monitors business activity by tracking the number of loads (volume) and revenue per load by mode of transportation. Revenue per load can be influenced by many factors other than a change in price. Those factors include the average length of haul, freight type, special handling and equipment requirements, fuel costs and delivery time requirements. For shipments involving two or more modes of transportation, revenue is generally classified by the mode of transportation having the highest cost for the load. The following table summarizes this information by trailer type for truck transportation and by mode for all others:

	Thirteen Weeks Ended
	March 28, 2015	March 29, 2014
Revenue generated through (in thousands):
Truck transportation
Truckload:
Van equipment	$449,688	$397,261
Unsided/platform equipment	239,483	231,019
Less-than-truckload	19,698	16,885

Total truck transportation	708,869	645,165
Rail intermodal	23,181	16,495
Ocean and air cargo carriers	19,632	17,016
Other (1)	10,698	9,521

	$762,380	$688,197

Revenue on loads hauled via BCO Independent Contractors included in total truck transportation	$350,325	$343,652

Number of loads:
Truck transportation
Truckload:
Van equipment	258,952	242,736
Unsided/platform equipment	102,166	101,893
Less-than-truckload	25,992	19,691

Total truck transportation	387,110	364,320
Rail intermodal	9,480	6,410
Ocean and air cargo carriers	4,130	3,890

	400,720	374,620

Loads hauled via BCO Independent Contractors included in total truck transportation	191,300	198,870

Revenue per load:
Truck transportation
Truckload:
Van equipment	$1,737	$1,637
Unsided/platform equipment	2,344	2,267
Less-than-truckload	758	857
Total truck transportation	1,831	1,771
Rail intermodal	2,445	2,573
Ocean and air cargo carriers	4,754	4,374

Revenue per load on loads hauled via BCO Independent Contractors	$1,831	$1,728

Revenue by capacity type (as a % of total revenue):
Truck capacity providers:
BCO Independent Contractors	46%	50%
Truck Brokerage Carriers	47%	44%
Rail intermodal	3%	2%
Ocean and air cargo carriers	3%	2%
Other	1%	1%

(1)	Includes primarily premium revenue generated by the insurance segment.

Also critical to the Company’s success is its ability to secure capacity, particularly truck capacity, at rates that allow the Company to profitably transport customers’ freight. The following table summarizes available truck capacity providers:

	March 28, 2015	March 29, 2014

BCO Independent Contractors	8,478	7,922
Truck Brokerage Carriers:
Approved and active (1)	27,304	21,588
Other approved	13,016	11,291

	40,320	32,879

Total available truck capacity providers	48,798	40,801

Trucks provided by BCO Independent Contractors	9,046	8,424

(1)	Active refers to Truck Brokerage Carriers who moved at least one load in the 180 days immediately preceding the fiscal quarter end.

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

Purchased transportation represents the amount a BCO Independent Contractor or other third party capacity provider is paid to haul freight. The amount of purchased transportation paid to a BCO Independent Contractor is primarily based on a contractually agreed-upon percentage of revenue generated by delivered loads the BCO Independent Contractor hauled. Purchased transportation paid to a Truck Brokerage Carrier is based on either a negotiated rate for each load hauled or, to a lesser extent, a contractually agreed-upon fixed rate per load. Purchased transportation paid to railroads is based on either a negotiated rate for each load hauled or a contractually agreed-upon fixed rate. Purchased transportation paid to air cargo carriers is generally based on a negotiated rate for each load hauled and purchased transportation paid to ocean cargo carriers is generally based on contractually agreed-upon fixed rates. Purchased transportation as a percentage of revenue for truck brokerage, rail intermodal and ocean cargo services is normally higher than that of BCO Independent Contractor and air cargo services. Purchased transportation is the largest component of costs and expenses and, on a consolidated basis, increases or decreases as a percentage of consolidated revenue in proportion to changes in the percentage of consolidated revenue generated through BCO Independent Contractors and other third party capacity providers and external revenue from the insurance segment, consisting of reinsurance premiums. Purchased transportation as a percent of revenue also increases or decreases in relation to the availability of truck brokerage capacity and with changes in the price of fuel on revenue hauled by Truck Brokerage Carriers. Purchased transportation costs are recognized upon the completion of freight delivery.

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

In general, gross profit margin on revenue hauled by BCO Independent Contractors represents a fixed percentage of revenue due to the nature of the contracts that pay a fixed percentage of revenue to both the BCO Independent Contractors and independent commission sales agents. For revenue hauled by Truck Brokerage Carriers, gross profit margin is either fixed or variable as a percent of revenue, depending on the contract with each individual independent commission sales agent. Under certain contracts with independent commission sales agents, the Company retains a fixed percentage of revenue and the agent retains the amount remaining less the cost of purchased transportation (the “retention contracts”). Gross profit margin on revenue hauled by railroads, air cargo carriers, ocean cargo carriers and Truck Brokerage Carriers, other than those under retention contracts, is variable in nature as the Company’s contracts with independent commission sales agents provide commissions to agents at a contractually agreed upon percentage of net revenue for these type of loads. Approximately 55% of the Company’s consolidated revenue in the thirteen-week period ended March 28, 2015 was generated under contracts that have a fixed gross profit margin while 45% was under contracts that have a variable gross profit margin.

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

During the thirteen-week period ended March 28, 2015, employee compensation and benefits accounted for over sixty percent of the Company’s selling, general and administrative costs.

Depreciation and amortization primarily relate to depreciation of trailing equipment and information technology hardware and software.

The following table sets forth the percentage relationship of purchased transportation and commissions to agents, both being direct costs, to revenue and indirect costs as a percentage of gross profit for the periods indicated:

	Thirteen Weeks Ended
	March 28, 2015	March 29, 2014

Revenue	100.0%	100.0%

Purchased transportation	77.0	77.0
Commissions to agents	7.8	7.7

Gross profit margin	15.1%	15.3%

Gross profit	100.0%	100.0%
Investment income	0.3	0.3
Indirect costs and expenses:
Other operating costs, net of gains on asset sales/dispositions	6.7	6.2
Insurance and claims	12.8	11.2
Selling, general and administrative	32.3	33.8
Depreciation and amortization	6.1	6.4

Total costs and expenses	57.8	57.7

Operating margin	42.5%	42.7%

Management believes that a discussion of indirect costs as a percentage of gross profit is useful and meaningful to potential investors for the following principal reasons: (1) disclosure of these relative measures (i.e., each indirect operating cost line item as a percentage of gross profit) allows investors to better understand the underlying trends in the Company’s results of operations; (2) due to the generally fixed nature of these indirect costs (other than insurance and claims costs), these relative measures are meaningful to investors’ evaluations of the Company’s management of its indirect costs attributable to operations; (3) management considers this financial information in its decision-making, such as budgeting for infrastructure, trailing equipment and selling, general and administrative costs; and (4) this information facilitates comparisons by investors of the Company’s results to the results of other non-asset or asset-light companies in the transportation and logistics services industry who report “net revenue” in Management Discussion and Analysis, which represents revenue less the cost of purchased transportation. The difference between the Company’s use of the term “gross profit” and use of the term “net revenue” by other companies in the transportation and logistics services industry is due to the direct cost of commissions to agents under the Landstar business model, whereas other companies in this industry generally have no commissions to agents.

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

THIRTEEN WEEKS ENDED MARCH 28, 2015 COMPARED TO THIRTEEN WEEKS ENDED MARCH 29, 2014

Revenue for the 2015 thirteen-week period was $762,380,000, an increase of $74,183,000, or 11%, compared to the 2014 thirteen-week period. Transportation revenue increased $72,943,000, or 11%. The increase in transportation revenue was primarily attributable to an approximately 7% increase in the number of loads hauled and increased revenue per load of approximately 4%. Reinsurance premiums from third party insurance companies that provide insurance programs to BCO Independent Contractors where all or a portion of the risk of loss is ultimately borne by Signature, were $10,584,000 and $9,344,000 for the 2015 and 2014 thirteen-week periods, respectively. The increase in revenue from reinsurance premiums was primarily attributable to the net increase in the number of BCO Independent Contractors in the 2015 thirteen-week period compared to the 2014 thirteen-week period.

Truck transportation revenue hauled by BCO Independent Contractors and Truck Brokerage Carriers (together, the “third party truck capacity providers”) for the thirteen-week period ended March 28, 2015, was $708,869,000, or 93% of total revenue, an increase of $63,704,000, or 10%, compared to the 2014 thirteen-week period. The number of loads hauled by third party truck capacity providers in the 2015 thirteen-week period increased approximately 6% compared to the 2014 thirteen-week period, and revenue per load increased approximately 3% compared to the 2014 thirteen-week period. The increase in the number of loads hauled via third party truck capacity providers was due to a broad-based increase in demand for truck transportation services, particularly truck transportation services provided on van trailing equipment, and increased market share from new agents. The increase in revenue per load on loads hauled via truck was primarily attributable to increased demand and a tight truck capacity environment, partially offset by the impact of lower diesel fuel costs on loads hauled via Truck Brokerage Carriers and a decrease in the number of loads hauled via unsided/platform equipment as a percentage of total truck revenue, which typically have a higher revenue per load. Loads hauled via van equipment increased 7% and revenue per load on loads hauled via van equipment increased 6% compared to the 2014 thirteen-week period. Loads hauled via unsided/platform equipment remained approximately flat while revenue per load on loads hauled via unsided/platform equipment increased 3% compared to the 2014 thirteen-week period. The increase in the number of less-than-truckload (“LTL”) loads of 32% compared to the 2014 thirteen-week period was primarily due to increased loadings at one specific customer. The decrease in LTL revenue per load of 12% compared to the 2014 thirteen-week period was primarily due to increased loadings at one specific customer, which had a comparatively low revenue per load. Fuel surcharges on Truck Brokerage Carrier revenue identified separately in billings to customers and included as a component of Truck Brokerage Carrier revenue were $22,983,000 and $27,040,000 in the 2015 and 2014 periods, respectively. Fuel surcharges billed to customers on revenue hauled by BCO Independent Contractors are excluded from revenue.

Transportation revenue hauled by rail intermodal, air cargo and ocean cargo carriers (collectively, the “multimode capacity providers”) for the thirteen-week period ended March 28, 2015, was $42,813,000, or 6% of total revenue, an increase of $9,302,000, or 28%, compared to the 2014 thirteen-week period. The number of loads hauled by multimode capacity providers in the 2015 thirteen-week period increased approximately 32% compared to the 2014 thirteen-week period, while revenue per load on revenue hauled by multimode capacity providers decreased approximately 3% over the same period. The increase in loads hauled by multimode capacity providers was primarily due to increased rail intermodal loads. The decrease in revenue per load on revenue hauled by multimode capacity providers was primarily due to a decreased revenue per load on rail intermodal loads and an increase in intermodal loads as a percentage of multimode loads, as intermodal loads generally generate a lower revenue per load amount compared to loads hauled by ocean or air cargo carriers. Also, revenue per load on revenue hauled by multimode capacity providers is influenced by many factors, including revenue mix among the various modes of transportation used, length of haul, complexity of freight, density of freight lanes, fuel costs and availability of capacity.

Purchased transportation was 77.0% of revenue in both of the 2015 and 2014 thirteen-week periods. Purchased transportation as a percentage of revenue was flat in the 2015 thirteen-week period compared to the 2014 thirteen-week period as the effect of the increase in the purchased transportation rate due to an increase in the percentage of revenue hauled by Truck Brokerage Carriers, which typically has a higher rate of purchased transportation than revenue hauled by BCO Independent Contractors, was offset by the effect of a decreased rate of purchased transportation paid to Truck Brokerage Carriers. Commissions to agents were 7.8% and 7.7% of revenue in the 2015 and 2014 periods, respectively. The increase in commissions to agents as a percentage of revenue was primarily attributable to an increased net revenue margin on revenue hauled by Truck Brokerage Carriers.

Investment income was $354,000 and $363,000 in the 2015 and 2014 thirteen-week periods, respectively.

Other operating costs increased $1,103,000 in the 2015 thirteen-week period compared to the 2014 thirteen-week period and represented 6.7% of gross profit in the 2015 period compared to 6.2% of gross profit in the 2014 period. The increase in other operating costs compared to the prior year was primarily due to increased trailing equipment maintenance and rental costs. The increase in other operating costs as a percentage of gross profit was primarily caused by the increase in trailing equipment costs, partially offset by the effect of increased gross profit.

Insurance and claims increased $2,939,000 in the 2015 thirteen-week period compared to the 2014 thirteen-week period and represented 12.8% of gross profit in the 2015 period compared to 11.2% of gross profit in the 2014 period. The increase in insurance and claims compared to prior year was due to increased net unfavorable development of prior years’ claims in the 2015 period as unfavorable development of prior year claims was $4,641,000 and $1,891,000 in the 2015 and 2014 thirteen-week periods, respectively. The unfavorable development of prior years’ claims in the 2015 fiscal period primarily related to a $4,500,000 charge related to a single accident that occurred in 2011. The increase in insurance and claims as a percent of gross profit was primarily caused by a single claim, partially offset by the effect of increased gross profit.

Selling, general and administrative costs increased $1,648,000 in the 2015 thirteen-week period compared to the 2014 thirteen-week period and represented 32.3% of gross profit in the 2015 period compared to 33.8% of gross profit in the 2014 period. The increase in selling, general and administrative costs compared to prior year was primarily due to increased employee wages, benefits and stock-based compensation expense, partially offset by a decreased provision for bonuses under the Company’s incentive compensation plan in the 2015 period. The decrease in selling, general and administrative costs as a percent of gross profit, however, was primarily due to the effect of increased gross profit, which more than offset the effect of the increase in selling, general and administrative costs.

Depreciation and amortization increased $251,000 in the 2015 thirteen-week period compared to the 2014 thirteen-week period and represented 6.1% of gross profit in the 2015 period compared to 6.4% of gross profit in the 2014 period. The increase in depreciation and amortization costs were primarily due to depreciation on new trailing equipment that replaced older, fully depreciated trailing equipment. The decrease in depreciation and amortization as a percentage of gross profit was primarily due to the effect of increased gross profit.

Interest and debt expense in the 2015 thirteen-week period was $13,000 higher than the 2014 thirteen-week period.

The provisions for income taxes for both the 2015 and 2014 thirteen-week periods were based on estimated annual effective income tax rates of approximately 38.2%, adjusted for discrete events, such as benefits resulting from disqualifying dispositions of the Company’s common stock by employees who obtained the stock through exercises of incentive stock options. The effective income tax rates for the 2015 and 2014 thirteen-week periods were 37.8% and 37.5%, respectively, which were higher than the statutory federal income tax rate primarily as a result of state taxes, the meals and entertainment exclusion and non-deductible stock compensation expense. The effective income tax rates in the 2015 and 2014 thirteen-week periods were less than the 38.2% estimated annual effective income tax rate primarily due to disqualifying dispositions of the Company’s common stock by employees who obtained the stock through exercises of incentive stock options in each year.

Net income was $30,015,000, or $0.67 per common share ($0.67 per diluted share), in the 2015 thirteen-week period. Net income was $27,638,000, or $0.61 per common share ($0.61 per diluted share), in the 2014 thirteen-week period.

CAPITAL RESOURCES AND LIQUIDITY

Working capital and the ratio of current assets to current liabilities were $314,695,000 and 2.0 to 1, respectively, at March 28, 2015, compared with $321,877,000 and 1.8 to 1, respectively, at December 27, 2014. Landstar has historically operated with current ratios within the range of 1.5 to 1 to 2.0 to 1. Cash provided by operating activities was $49,270,000 in the 2015 thirteen-week period compared with $13,669,000 in the 2014 thirteen-week period. The increase in cash flow provided by operating activities was primarily attributable to the collection of trade receivables since the beginning of the fiscal year 2015.

The Company declared and paid $0.07 per share, or $3,112,000 in the aggregate, in cash dividends during the thirteen-week period ended March 28, 2015 and, during such period, also paid $44,794,000 of dividends payable which were declared during fiscal year 2014 and included in current liabilities in the consolidated balance sheet at December 27, 2014. The Company declared and paid $0.06 per share, or $2,720,000 in the aggregate, in cash dividends during the thirteen-week period ended March 29, 2014 and, during such period, also paid $15,921,000 of dividends payable which were declared during fiscal year 2013 and included in current liabilities in the consolidated balance sheet at December 28, 2013. During the thirteen-week period ended March 28, 2015, the Company purchased 464,469 shares of its common stock at a total cost of $31,300,000. As of March 28, 2015, the Company may purchase up to an additional 1,363,313 shares of its common stock under its authorized stock purchase program. Long-term debt, including current maturities, was $102,103,000 at March 28, 2015, $9,218,000 lower than at December 27, 2014.

Shareholders’ equity was $484,325,000, or 83% of total capitalization (defined as long-term debt including current maturities plus equity), at March 28, 2015, compared to $488,261,000, or 81% of total capitalization, at December 27, 2014. The decrease in equity was primarily a result of the purchases of shares of the Company’s common stock and dividends declared by the Company in the 2015 thirteen-week period, partially offset by net income.

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

At March 28, 2015, the Company had no borrowings outstanding and $33,033,000 of letters of credit outstanding under the Credit Agreement. At March 28, 2015, there was $191,967,000 available for future borrowings under the Credit Agreement. In addition, the Company has $57,810,000 in letters of credit outstanding as collateral for insurance claims that are secured by investments and cash equivalents totaling $64,233,000 at March 28, 2015. Investments, all of which are carried at fair value, include primarily investment-grade bonds and U.S. Treasury obligations having maturities of up to five years. Fair value of investments is based primarily on quoted market prices. See Notes to Consolidated Financial Statements for further discussion on measurement of fair value of investments.

Historically, the Company has generated sufficient operating cash flow to meet its debt service requirements, fund continued growth, both internal and through acquisitions, complete or execute share purchases of its common stock under authorized share purchase programs, pay dividends and meet working capital needs. As an asset-light provider of integrated transportation management solutions, the Company’s annual capital requirements for operating property are generally for trailing equipment and information technology hardware and software. In addition, a significant portion of the trailing equipment used by the Company is provided by third party capacity providers, thereby reducing the Company’s capital requirements. During the 2015 thirteen-week period, the Company purchased $2,450,000 of operating property. Landstar anticipates acquiring approximately $70,000,000 in operating property, primarily new trailing equipment to replace older trailing equipment and information technology equipment, during the remainder of fiscal year 2015 either by purchase or lease financing. In addition, the Company has entered an agreement to purchase a parcel of land in Laredo, Texas for approximately $4,500,000 and intends to build a freight staging and transload facility on the land.

Management believes that cash flow from operations combined with the Company’s borrowing capacity under the Credit Agreement will be adequate to meet Landstar’s debt service requirements, fund continued growth, both internal and through acquisitions, pay dividends, complete the authorized share purchase program and meet working capital needs.

LEGAL MATTERS

On March 13, 2015, a jury in state court in Maricopa County, Arizona, rendered a verdict (the “Verdict”) of $19,250,000 against Landstar Ranger, Inc. in the matter of Bruno v. Landstar Ranger, Inc., in connection with a tragic vehicular accident that occurred on July 19, 2011, on US-93 north of Kingman, Arizona. The accident involved a tractor-trailer leased to Landstar Ranger, Inc., by a truck owner-operator. The truck had pulled off the highway due to mechanical issues and parked in a designated pull-off area. A pick-up truck driven by the decedent lost control while driving on the highway following a tire tread delamination while the decedent may have been engaged with his cell phone. The pick-up truck hit the right rear portion of the trailer of the tractor-trailer approximately 20 to 25 feet from the fog line of the highway. The accident occurred at approximately 2 p.m. on a clear, dry day. The decedent’s wife, one of his daughters and two friends of the family were in the car at the time of the accident. As a result of the accident, the decedent’s wife, his daughter and one of the friends sustained non-life threatening injuries. In connection with the Verdict, the jury determined that Landstar Ranger, Inc. was responsible for 100% of the liability associated with the accident.

During the trial and prior to the Verdict, the parties entered into an agreement that, among other things, limited the Company’s financial exposure from the possibility of an adverse verdict to $4,500,000 and all parties waived all appellate rights following the trial. As a result of the Verdict and the agreement with the plaintiffs, the Verdict resulted in a pre-tax charge of $4,500,000, or approximately $0.06 per share, to the Company’s financial results from operations for the 2015 first quarter.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The allowance for doubtful accounts for both trade and other receivables represents management’s estimate of the amount of outstanding receivables that will not be collected. Historically, management’s estimates for uncollectible receivables have been materially correct. Although management believes the amount of the allowance for both trade and other receivables at March 28, 2015 is appropriate, a prolonged period of low or no economic growth may adversely affect the collection of these receivables. In addition, liquidity concerns and/or unanticipated bankruptcy proceedings at any of the Company’s larger customers in which the Company is carrying a significant receivable could result in an increase in the provision for uncollectible receivables and have a significant impact on the Company’s results of operations in a given quarter or year. However, it is not expected that an uncollectible accounts receivable resulting from an individual customer would have a significant impact on the Company’s financial condition. Conversely, a more robust economic environment or the recovery of a previously provided for uncollectible receivable from an individual customer may result in the realization of some portion of the estimated uncollectible receivables.

Landstar provides for the estimated costs of self-insured claims primarily on an actuarial basis. The amount recorded for the estimated liability for claims incurred is based upon the facts and circumstances known on the applicable balance sheet date. The ultimate resolution of these claims may be for an amount greater or less than the amount estimated by management. The Company continually revises its existing claim estimates as new or revised information becomes available on the status of each claim. Historically, the Company has experienced both favorable and unfavorable development of prior years’ claims estimates. During the 2015 and 2014 thirteen-week periods, insurance and claims costs included $4,641,000 and $1,891,000 of net unfavorable adjustments to prior years’ claims estimates, respectively. The unfavorable development of prior years’ claims in the 2015 fiscal period primarily related to a single claim for which the Company incurred a pre-tax charge of $4,500,000. It is reasonably likely that the ultimate outcome of settling all outstanding claims will be more or less than the estimated claims reserve at March 28, 2015.

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

Depending upon the specific type of borrowing, borrowings under the Credit Agreement bear interest based on either (a) the prime rate, (b) the federal funds effective rate, (c) the rate at the time offered to JPMorgan Chase Bank, N.A. in the Eurodollar market or (d) the London Interbank Offered Rate, plus a margin that is determined based on the level of the Company’s Leverage Ratio, as defined in the Credit Agreement. As of March 28, 2015 and during all of the first quarter of 2015, the Company had no borrowings outstanding under the Credit Agreement. The Credit Agreement maturity date is June 29, 2017.

Long-term investments, all of which are available-for-sale and are carried at fair value, include primarily investment-grade bonds and U.S. Treasury obligations having maturities of up to five years. Assuming that the long-term portion of investments remains at $66,954,000, the balance at March 28, 2015, a hypothetical increase or decrease in interest rates of 100 basis points would not have a material impact on future earnings on an annualized basis. Short-term investments consist of short-term investment-grade instruments and the current maturities of investment-grade corporate bonds and U.S. Treasury obligations. Accordingly, any future interest rate risk on these short-term investments would not be material to the Company’s operating results.

Assets and liabilities of the Company’s Canadian operations are translated from their functional currency to U.S. dollars using exchange rates in effect at the balance sheet date and revenue and expense accounts are translated at average monthly exchange rates during the period. Adjustments resulting from the translation process are included in accumulated other comprehensive income. Transactional gains and losses arising from receivable and payable balances, including intercompany balances, in the normal course of business that are denominated in a currency other than the functional currency of the operation are recorded in the statements of income when they occur. The assets held at the Company’s Canadian subsidiary at March 28, 2015 were, as translated to U.S. dollars, less than 1% of total consolidated assets. Accordingly, any translation gain or loss related to the Canadian operation would not be material.

Item 4. Controls and Procedures

As of the end of the period covered by this quarterly report on Form 10-Q, an evaluation was carried out, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended). Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of March 28, 2015 to provide reasonable assurance that information required to be disclosed by the Company in reports that it filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There were no significant changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended March 28, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On March 13, 2015, a jury in state court in Maricopa County, Arizona, rendered a verdict (the “Verdict”) of $19,250,000 against Landstar Ranger, Inc. in the matter of Bruno v. Landstar Ranger, Inc., in connection with a tragic vehicular accident that occurred on July 19, 2011, on US-93 north of Kingman, Arizona. The accident involved a tractor-trailer leased to Landstar Ranger, Inc., by a truck owner-operator. The truck had pulled off the highway due to mechanical issues and parked in a designated pull-off area. A pick-up truck driven by the decedent lost control while driving on the highway following a tire tread delamination while the decedent may have been engaged with his cell phone. The pick-up truck hit the right rear portion of the trailer of the tractor-trailer approximately 20 to 25 feet from the fog line of the highway. The accident occurred at approximately 2 p.m. on a clear, dry day. The decedent’s wife, one of his daughters and two friends of the family were in the car at the time of the accident. As a result of the accident, the decedent’s wife, his daughter and one of the friends sustained non-life threatening injuries. In connection with the Verdict, the jury determined that Landstar Ranger, Inc. was responsible for 100% of the liability associated with the accident.

During the trial and prior to the Verdict, the parties entered into an agreement that, among other things, limited the Company’s financial exposure from the possibility of an adverse verdict to $4,500,000 and all parties waived all appellate rights following the trial. As a result of the Verdict and the agreement with the plaintiffs, the Verdict resulted in a pre-tax charge of $4,500,000, or approximately $0.06 per share, to the Company’s financial results from operations for the 2015 first quarter.

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

For a discussion identifying additional risk factors and other important factors that could cause actual results to differ materially from those anticipated, see the discussions under Part I, Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 27, 2014, and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Notes to Consolidated Financial Statements” in this Quarterly Report on Form 10-Q.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Company

The following table provides information regarding the Company’s purchase of its common stock during the period from December 28, 2014 to March 28, 2015, the Company’s first fiscal quarter:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares That May Yet Be Purchased Under the Programs

December 27, 2014				1,827,782
Dec. 28, 2014 – Jan. 24, 2015	—	$—	—	1,827,782
Jan. 25, 2015 – Feb. 21, 2015	464,469	67.39	464,469	1,363,313
Feb. 22, 2015 – Mar. 28, 2015	—	—	—	1,363,313

Total	464,469	$67.39	464,469

On December 11, 2013, Landstar System, Inc. announced that it had been authorized by its Board of Directors to increase the number of shares of the Company’s common stock that the Company is authorized to purchase from time to time in the open market and in privately negotiated transactions under a previously announced purchase program to 3,000,000 shares. As of March 28, 2015, the Company has authorization to purchase 1,363,313 shares of its common stock under this program. No specific expiration date has been assigned to the December 11, 2013 authorization.

Dividends

During the thirteen-week period ended March 28, 2015, Landstar paid dividends as follows:

Dividend Amount per Share	Declaration Date	Record Date	Payment Date

$1.00	December 3, 2014	January 12, 2015	January 26, 2015
$0.07	January 27, 2015	February 16, 2015	March 13, 2015

Dividends payable of $1.00 per share, or $44,794,000 in the aggregate, was included in current liabilities in the consolidated balance sheet at December 27, 2014.

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

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

The exhibits listed on the Exhibit Index are furnished as part of this quarterly report on Form 10-Q.

EXHIBIT INDEX

Registrant’s Commission File No.: 0-21238

Exhibit No.	Description

(10)	Material Contracts

10.1	Total Shareholder Return Performance Related Stock Award Agreement, dated May 1, 2015 (incorporated by reference to the Current Report on Form 8-K, filed on March 19, 2015 (Commission File No. 0-21238)

10.2	Amendment to the Landstar System, Inc. Executive Incentive Compensation Plan, dated March 17, 2015 (incorporated by reference to the Current Report on Form 8-K, filed on March 19, 2015 (Commission File No. 0-21238)

(31)	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002:

31.1*	Chief Executive Officer certification, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Chief Financial Officer certification, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.1**	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Schema Document

101.CAL*	XBRL Calculation Linkbase Document

101.LAB*	XBRL Labels Linkbase Document

101.PRE*	XBRL Presentation Linkbase Document

101.DEF*	XBRL Definition Linkbase Document

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LANDSTAR SYSTEM, INC.

Date: May 1, 2015	/s/ James B. Gattoni
James B. Gattoni
President and Chief Executive Officer

Date: May 1, 2015	/s/ L. Kevin Stout
L. Kevin Stout
Vice President and Chief Financial Officer