Form 10-Q
period 2015-06-27
LANDSTAR SYSTEM INC
filed 2015-07-31
CIK 853816

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2015

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

The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of the close of business on July 20, 2015 was 43,575,617.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

The interim consolidated financial statements contained herein reflect all adjustments (all of a normal, recurring nature) which, in the opinion of management, are necessary for a fair statement of the financial condition, results of operations, cash flows and changes in shareholders’ equity for the periods presented. They have been prepared in accordance with Rule 10-01 of Regulation S-X and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the twenty six weeks ended June 27, 2015 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 26, 2015.

These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s 2014 Annual Report on Form 10-K.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

(Unaudited)

	June 27, 2015	December 27, 2014

ASSETS
Current Assets
Cash and cash equivalents	$82,426	$163,944
Short-term investments	48,864	37,007
Trade accounts receivable, less allowance of $4,441 and $4,338	481,605	492,642
Other receivables, including advances to independent contractors, less allowance of $4,304 and $4,189	21,678	15,132
Deferred income taxes and other current assets	22,307	23,603

Total current assets	656,880	732,328

Operating property, less accumulated depreciation and amortization of $169,110 and $160,681	190,082	202,203
Goodwill	31,134	31,134
Other assets	68,848	78,547

Total assets	$946,944	$1,044,212

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Cash overdraft	$31,717	$34,629
Accounts payable	216,807	220,077
Current maturities of long-term debt	34,189	35,064
Insurance claims	22,123	24,233
Dividends payable	—	44,794
Other current liabilities	41,617	51,654

Total current liabilities	346,453	410,451

Long-term debt, excluding current maturities	59,020	76,257
Insurance claims	23,491	21,769
Deferred income taxes and other noncurrent liabilities	48,478	47,474

Shareholders’ Equity
Common stock, $0.01 par value, authorized 160,000,000 shares, issued 67,357,102 and 67,268,817 shares	674	673
Additional paid-in capital	191,221	189,012
Retained earnings	1,319,674	1,255,374
Cost of 23,781,485 and 22,474,331 shares of common stock in treasury	(1,040,248)	(955,613)
Accumulated other comprehensive loss	(1,819)	(1,185)

Total shareholders’ equity	469,502	488,261

Total liabilities and shareholders’ equity	$946,944	$1,044,212

See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share amounts)

(Unaudited)

	Twenty Six Weeks Ended		Thirteen Weeks Ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014

Revenue	$1,630,763	$1,502,640	$868,383	$814,443
Investment income	693	695	339	332
Costs and expenses:
Purchased transportation	1,254,730	1,158,964	667,577	628,933
Commissions to agents	129,816	116,565	70,032	63,861
Other operating costs, net of gains on asset sales/dispositions	15,670	12,829	7,981	6,243
Insurance and claims	27,108	25,706	12,312	13,849
Selling, general and administrative	74,986	72,352	37,738	36,752
Depreciation and amortization	14,068	13,333	7,049	6,565

Total costs and expenses	1,516,378	1,399,749	802,689	756,203

Operating income	115,078	103,586	66,033	58,572
Interest and debt expense	1,494	1,486	713	718

Income before income taxes	113,584	102,100	65,320	57,854
Income taxes	43,098	38,537	24,849	21,929

Net income	$70,486	$63,563	$40,471	$35,925

Earnings per common share	$1.59	$1.41	$0.92	$0.80

Diluted earnings per share	$1.59	$1.40	$0.92	$0.80

Average number of shares outstanding:
Earnings per common share	44,240,000	45,171,000	43,892,000	44,935,000

Diluted earnings per share	44,397,000	45,362,000	44,033,000	45,128,000

Dividends per common share	$0.14	$0.12	$0.07	$0.06

See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

(Unaudited)

	Twenty Six Weeks Ended		Thirteen Weeks Ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014

Net income	$70,486	$63,563	$40,471	$35,925
Other comprehensive income (loss):
Unrealized holding gains (losses) on available-for-sale investments, net of tax expense (benefit) of $35, $125, ($90) and $65	64	229	(164)	119
Foreign currency translation (losses) gains	(698)	(257)	(418)	175

Other comprehensive (loss) income	(634)	(28)	(582)	294

Comprehensive income	$69,852	$63,535	$39,889	$36,219

See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Twenty Six Weeks Ended
	June 27, 2015	June 28, 2014
OPERATING ACTIVITIES
Net income	$70,486	$63,563
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of operating property	14,068	13,333
Non-cash interest charges	109	109
Provisions for losses on trade and other accounts receivable	3,344	2,650
Gains on sales/disposals of operating property	(178)	(736)
Deferred income taxes, net	1,859	1,304
Stock-based compensation	3,243	2,799
Changes in operating assets and liabilities:
Decrease (increase) in trade and other accounts receivable	1,147	(64,709)
Decrease (increase) in other assets	1,596	(15,592)
(Decrease) increase in accounts payable	(3,270)	37,539
Decrease in other liabilities	(9,999)	(11,939)
Decrease in insurance claims	(388)	(14,721)

NET CASH PROVIDED BY OPERATING ACTIVITIES	82,017	13,600

INVESTING ACTIVITIES
Net change in other short-term investments	—	(3,225)
Sales and maturities of investments	16,656	20,830
Purchases of investments	(20,052)	(21,807)
Purchases of operating property	(3,050)	(1,354)
Proceeds from sales of operating property	1,281	2,410

NET CASH USED BY INVESTING ACTIVITIES	(5,165)	(3,146)

FINANCING ACTIVITIES
Decrease in cash overdraft	(2,912)	(578)
Dividends paid	(50,980)	(21,341)
Proceeds from exercises of stock options	534	2,111
Taxes paid in lieu of shares issued related to stock-based compensation plans	(2,083)	(1,724)
Excess tax benefits from stock-based awards	516	669
Purchases of common stock	(84,635)	(56,393)
Principal payments on long-term debt and capital lease obligations	(18,112)	(20,110)

NET CASH USED BY FINANCING ACTIVITIES	(157,672)	(97,366)

Effect of exchange rate changes on cash and cash equivalents	(698)	(257)

Decrease in cash and cash equivalents	(81,518)	(87,169)
Cash and cash equivalents at beginning of period	163,944	180,302

Cash and cash equivalents at end of period	$82,426	$93,133

See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

Twenty Six Weeks Ended June 27, 2015

(Dollars in thousands)

(Unaudited)

					Treasury		Accumulated Other Comprehensive Loss
			Additional Paid-In Capital		Stock
	Common Stock			Retained Earnings	at Cost
	Shares	Amount			Shares	Amount		Total

Balance December 27, 2014	67,268,817	$673	$189,012	$1,255,374	22,474,331	$(955,613)	$(1,185)	$488,261

Net income				70,486				70,486

Dividends ($0.14 per share)				(6,186)				(6,186)

Purchases of common stock					1,307,154	(84,635)		(84,635)

Issuance of stock related to stock-based compensation plans, including excess tax effect	88,285	1	(1,034)					(1,033)

Stock-based compensation			3,243					3,243

Other comprehensive loss							(634)	(634)

Balance June 27, 2015	67,357,102	$674	$191,221	$1,319,674	23,781,485	$(1,040,248)	$(1,819)	$469,502

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

As of June 27, 2015, the Company had two employee equity incentive plans, the 2002 employee stock option and stock incentive plan (the “ESOSIP”) and the 2011 equity incentive plan (the “2011 EIP”). No further grants can be made under the ESOSIP. The Company also has a stock compensation plan for members of its Board of Directors, the 2013 Directors Stock Compensation Plan (the “2013 DSCP”). 115,000 shares of the Company’s common stock were authorized for issuance under the 2013 DSCP. The ESOSIP, 2011 EIP, and 2013 DSCP are each referred to herein as a “Plan,” and, collectively, as the “Plans.” Amounts recognized in the financial statements with respect to these Plans are as follows (in thousands):

	Twenty Six Weeks Ended		Thirteen Weeks Ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
Total cost of the Plans during the period	$3,243	$2,799	$1,576	$1,635
Amount of related income tax benefit recognized during the period	(1,270)	(1,277)	(569)	(663)

Net cost of the Plans during the period	$1,973	$1,522	$1,007	$972

Included in income tax benefits recognized in the twenty-six-week periods ended June 27, 2015 and June 28, 2014 were income tax benefits of $213,000 and $464,000, respectively, recognized on disqualifying dispositions of the Company’s common stock by employees who obtained shares of common stock through exercises of incentive stock options.

As of June 27, 2015, there were 94,334 shares of the Company’s common stock reserved for issuance under the 2013 DSCP and 5,555,519 shares of the Company’s common stock reserved for issuance in the aggregate under the ESOSIP and 2011 EIP.

Restricted Stock Units

The following table summarizes information regarding the Company’s outstanding restricted stock unit (“RSU”) awards under the Plans:

	Number of RSUs	Weighted Average Grant Date Fair Value
Outstanding at December 27, 2014	425,630	$50.72
Granted	111,669	$53.31
Vested	(91,382)	$51.98

Outstanding at June 27, 2015	445,917	$51.11

During the twenty-six-week period ended June 27, 2015, the Company issued RSUs with a performance condition and RSUs with a market condition, as further described below.

RSUs with a performance condition vest over a 3 to 5 year period generally based on varying metrics of growth in operating income and diluted earnings per share either from a base year, being the year immediately preceding the year of grant, or year-over-prior-year growth. At the time of grant, the maximum number of common shares available for issuance under the January 27, 2015 grant equals 200% of the number of RSUs granted. The maximum number of common shares available for issuance under grants made prior to 2015 equals 100% of the number of RSUs granted. The fair value of an RSU with a performance condition was determined based on the market value of the Company’s common stock on the date of grant, discounted for lack of marketability for a minimum post-vesting holding requirement. The discount rate due to lack of marketability used for RSU award grants with a performance condition during both twenty-six-week periods ended June 27, 2015 and June 28, 2014 was 7%. With respect to RSU awards with a performance condition, the Company reports compensation expense over the life of the award based on an estimated number of units that will vest over the life of the award, multiplied by the fair value of a RSU.

On May 1, 2015, the Company granted 20,000 RSUs that vest based on a market condition. These RSUs may vest on April 30 of 2019, 2020 and 2021 based on the Company’s total shareholder return (“TSR”) compound annual growth rate over the vesting periods, adjusted to reflect dividends (if any) paid during such periods and capital adjustments as may be necessary. The maximum number of common shares available for issuance under the May 1, 2015 grant equals 150% of the number of RSUs granted. The fair value of this RSU award was determined at the time of grant based on the expected achievement of the market condition at the end of each vesting period. With respect to these RSU awards, the Company reports compensation expense ratably over the life of the award based on an estimated number of units that will vest over the life of the award, multiplied by the fair value of the RSU. Previously recognized compensation cost would be reversed only if the employee terminated employment prior to completing the requisite service period.

The Company recognized approximately $2,246,000 and $1,588,000 of share-based compensation expense related to RSU awards in the twenty-six-week periods ended June 27, 2015 and June 28, 2014, respectively. As of June 27, 2015, there was a maximum of $26,174,000 of total unrecognized compensation cost related to RSU awards granted under the Plans with an expected average remaining life of approximately 3.2 years. With respect to RSU awards, the amount of future compensation expense to be recognized will be determined based on future operating results.

Stock Options

The following table summarizes information regarding the Company’s outstanding stock options under the Plans:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (000s)
Options outstanding at December 27, 2014	773,839	$46.92
Exercised	(65,600)	$45.59
Forfeited	(1,000)	$52.60

Options outstanding at June 27, 2015	707,239	$47.04	5.3	$14,225

Options exercisable at June 27, 2015	478,339	$45.06	4.7	$10,565

The total intrinsic value of stock options exercised during the twenty-six-week periods ended June 27, 2015 and June 28, 2014 was $1,417,000 and $6,386,000, respectively.

As of June 27, 2015, there was $2,145,000 of total unrecognized compensation cost related to non-vested stock options granted under the Plans. The unrecognized compensation cost related to these non-vested options is expected to be recognized over a weighted average period of 1.8 years.

Non-vested Restricted Stock

The following table summarizes information regarding the Company’s outstanding non-vested restricted stock under the Plans:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at December 27, 2014	23,353	$54.90
Granted	1,197	$62.46
Vested	(6,490)	$57.79

Outstanding at June 27, 2015	18,060	$54.36

The fair value of each share of non-vested restricted stock issued under the Plans is based on the fair value of a share of the Company’s common stock on the date of grant and shares of non-vested restricted stock are generally subject to vesting in three equal annual installments or 100% on the fifth anniversary of the date of the grant.

As of June 27, 2015, there was $661,000 of total unrecognized compensation cost related to non-vested shares of restricted stock granted under the Plans. The unrecognized compensation cost related to these non-vested shares of restricted stock is expected to be recognized over a weighted average period of 1.4 years.

(2)	Income Taxes

The provisions for income taxes for both the 2015 and 2014 twenty-six-week periods were based on estimated annual effective income tax rates of 38.2%, adjusted for discrete events, such as benefits resulting from disqualifying dispositions of the Company’s common stock by employees who obtained the stock through exercises of incentive stock options. The effective income tax rates for the 2015 and 2014 twenty-six-week periods were 37.9% and 37.7%, respectively, which were higher than the statutory federal income tax rate primarily as a result of state taxes, the meals and entertainment exclusion and non-deductible stock-based compensation.

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

The following table provides a reconciliation of the average number of common shares outstanding used to calculate earnings per common share to the average number of common shares and common share equivalents outstanding used to calculate diluted earnings per share (in thousands):

	Twenty Six Weeks Ended		Thirteen Weeks Ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
Average number of common shares outstanding	44,240	45,171	43,892	44,935
Incremental shares from assumed exercises of stock options	157	191	141	193

Average number of common shares and common share equivalents outstanding	44,397	45,362	44,033	45,128

For each of the twenty-six-week and thirteen-week periods ended June 27, 2015 and June 28, 2014, no options outstanding to purchase shares of common stock were antidilutive. Outstanding RSUs were excluded from the calculation of diluted earnings per share for all periods because the performance metric requirements for vesting had not been satisfied.

(4)	Additional Cash Flow Information

During the 2015 twenty-six-week period, Landstar paid income taxes and interest of $32,013,000 and $1,521,000, respectively. During the 2014 twenty-six-week period, Landstar paid income taxes and interest of $56,425,000 and $1,530,000, respectively. Landstar did not acquire any operating property by entering into capital leases in the 2015 twenty-six-week period. Landstar acquired operating property by entering into capital leases in the amount of $11,410,000 in the 2014 twenty-six-week period.

(5)	Segment Information

The following table summarizes information about the Company’s reportable business segments as of and for the twenty-six-week and thirteen-week periods ended June 27, 2015 and June 28, 2014 (in thousands):

	Twenty Six Weeks Ended
	June 27, 2015			June 28, 2014
	Transportation Logistics	Insurance	Total	Transportation Logistics	Insurance	Total
External revenue	$1,609,225	$21,538	$1,630,763	$1,483,673	$18,967	$1,502,640
Investment income		693	693		695	695
Internal revenue		18,554	18,554		16,582	16,582
Operating income	101,113	13,965	115,078	92,202	11,384	103,586
Expenditures on long-lived assets	3,050		3,050	1,354		1,354
Goodwill	31,134		31,134	31,134		31,134

	Thirteen Weeks Ended
	June 27, 2015			June 28, 2014
	Transportation Logistics	Insurance	Total	Transportation Logistics	Insurance	Total
External revenue	$857,429	$10,954	$868,383	$804,820	$9,623	$814,443
Investment income		339	339		332	332
Internal revenue		12,158	12,158		10,790	10,790
Operating income	57,383	8,650	66,033	53,218	5,354	58,572
Expenditures on long-lived assets	600		600	622		622

In the twenty-six and thirteen-week periods ended June 27, 2015 and June 28, 2014, no single customer accounted for more than 10% of the Company’s consolidated revenue.

(6)	Other Comprehensive Income

The following table presents the components of and changes in accumulated other comprehensive income, net of related income taxes, as of and for the twenty-six-week period ended June 27, 2015 (in thousands):

	Unrealized Holding Gain on Available-for-Sale Securities	Foreign Currency Translation	Total
Balance as of December 27, 2014	$105	$(1,290)	$(1,185)
Other comprehensive income (loss)	64	(698)	(634)

Balance as of June 27, 2015	$169	$(1,988)	$(1,819)

Amounts reclassified from accumulated other comprehensive income to investment income due to the realization of previously unrealized gains and losses in the accompanying consolidated statements of income were not significant for the twenty-six-week period ended June 27, 2015.

(7)	Investments

Investments include primarily investment-grade corporate bonds and U.S. Treasury obligations having maturities of up to five years (the “bond portfolio”). Investments in the bond portfolio are reported as available-for-sale and are carried at fair value. Investments maturing less than one year from the balance sheet date are included in short-term investments and investments maturing more than one year from the balance sheet date are included in other assets in the consolidated balance sheets. Management performs an analysis of the nature of the unrealized losses on available-for-sale investments to determine whether such losses are other-than-temporary. Unrealized losses, representing the excess of the purchase price of an investment over its fair value as of the end of a period, considered to be other-than-temporary, are to be included as a charge in the statement of income, while unrealized losses considered to be temporary are to be included as a component of shareholders’ equity. Investments whose values are based on quoted market prices in active markets are classified within Level 1. Investments that trade in markets that are not considered to be active, but are valued based on quoted market prices, are classified within Level 2. As Level 2 investments include positions that are not traded in active markets, valuations may be adjusted to reflect illiquidity and/or non-transferability, which are generally based on available market information. Any transfers between levels are recognized as of the beginning of any reporting period. Fair value of the bond portfolio was determined using Level 1 inputs related to U.S. Treasury obligations and money market investments and Level 2 inputs related to investment-grade corporate bonds, asset-backed securities and direct obligations of government agencies. Unrealized gains, net of unrealized losses, on the investments in the bond portfolio were $262,000 and $163,000 at June 27, 2015 and December 27, 2014, respectively.

The amortized cost and fair values of available-for-sale investments are as follows at June 27, 2015 and December 27, 2014 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 27, 2015

Money market investments	$5,486	$—	$—	$5,486
Asset-backed securities	5,039	—	29	5,010
Corporate bonds and direct obligations of government agencies	76,231	393	113	76,511
U.S. Treasury obligations	19,628	13	2	19,639

Total	$106,384	$406	$144	$106,646

December 27, 2014

Money market investments	$1,729	$—	$—	$1,729
Asset-backed securities	5,106	1	50	5,057
Corporate bonds and direct obligations of government agencies	76,964	491	284	77,171
U.S. Treasury obligations	19,507	14	9	19,512

Total	$103,306	$506	$343	$103,469

For those available-for-sale investments with unrealized losses at June 27, 2015 and December 27, 2014, the following table summarizes the duration of the unrealized loss (in thousands):

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
June 27, 2015

Asset-backed securities	$5,010	$29	$—	$—	$5,010	$29
Corporate bonds and direct obligations of government agencies	21,786	102	3,503	11	25,289	113
U.S. Treasury obligations	1,266	2	—	—	1,266	2

Total	$28,062	$133	$3,503	$11	$31,565	$144

December 27, 2014

Asset-backed securities	$2,006	$13	$2,447	$37	$4,453	$50
Corporate bonds and direct obligations of government agencies	19,354	135	11,373	149	30,727	284
U.S. Treasury obligations	6,992	1	760	8	7,752	9

Total	$28,352	$149	$14,580	$194	$42,932	$343

The Company expects to recover the amortized cost basis of these securities as it does not intend to sell, and does not anticipate being required to sell, these securities before recovery of the cost basis. For these reasons, the Company does not consider the unrealized losses on these securities to be other-than-temporary at June 27, 2015.

(8)	Commitments and Contingencies

Short-term investments include $48,864,000 in current maturities of investments held by the Company’s insurance segment at June 27, 2015. The non-current portion of the bond portfolio of $57,782,000 is included in other assets. The short-term investments, together with $19,425,000 of non-current investments, provide collateral for the $61,460,000 of letters of credit issued to guarantee payment of insurance claims. As of June 27, 2015, Landstar also had $32,763,000 of additional letters of credit outstanding under the Company’s Credit Agreement.

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

The following table summarizes the effect of the increase in the cost of insurance claims resulting from unfavorable development of prior year self-insured claims estimates on operating income, net income and earnings per share amounts in the consolidated statements of income for the twenty-six-week and thirteen-week periods ended June 27, 2015 and June 28, 2014 (in thousands, except per share amounts):

	Twenty Six Weeks Ended		Thirteen Weeks Ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
Operating income	$5,474	$6,747	$833	$4,856
Net income	3,383	4,170	515	3,001

Earnings per share	$0.08	$0.09	$0.01	$0.07
Diluted earnings per share	$0.08	$0.09	$0.01	$0.07

The unfavorable development of prior years’ claims in the twenty-six-week period ended June 27, 2015 primarily related to the impact of the March 13, 2015 verdict further described in reports previously filed by the Company with the Securities and Exchange Commission.

(10)	Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-09 - Revenue from Contracts with Customers (“ASU 2014-09”). ASU 2014-09 is a comprehensive revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. In adopting ASU 2014-09, companies may use either a full retrospective or a modified retrospective approach. On July 9, 2015, the FASB approved deferring the effective date by one year to December 15, 2017 for annual reporting periods beginning after that date. The FASB also approved permitting early adoption of the standard, but not before the original effective date of December 15, 2016. ASU 2014-09 is not expected to have a material impact on the Company’s financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the interim consolidated financial statements and notes thereto included herein, and with the Company’s audited financial statements and notes thereto for the fiscal year ended December 27, 2014 and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 2014 Annual Report on Form 10-K.

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

The transportation logistics segment provides a wide range of integrated transportation management solutions. Transportation services offered by the Company include truckload and less-than-truckload transportation, rail intermodal, air cargo, ocean cargo, expedited ground and air delivery of time-critical freight, heavy-haul/specialized, U.S.-Canada and U.S.-Mexico cross-border, project cargo and customs brokerage. Industries serviced by the transportation logistics segment include automotive products, building products, metals, chemicals, foodstuffs, heavy machinery, retail, electronics, ammunition and explosives and military equipment. In addition, the transportation logistics segment provides transportation services to other transportation companies, including logistics and less-than-truckload service providers. Each of the independent commission sales agents has the opportunity to market all of the services provided by the transportation logistics segment. Billings for freight transportation services are typically charged to customers on a per shipment basis for the physical transportation of freight and are referred to as transportation revenue. During the twenty-six weeks ended June 27, 2015, revenue hauled by BCO Independent Contractors, Truck Brokerage Carriers and railroads represented approximately 46%, 47% and 3%, respectively, of the Company’s consolidated revenue. Collectively, revenue hauled by air and ocean cargo carriers represented approximately 3% of the Company’s consolidated revenue in the twenty-six-week period ended June 27, 2015.

The insurance segment is comprised of Signature Insurance Company, a wholly owned offshore insurance subsidiary (“Signature”), and Risk Management Claim Services, Inc. This segment provides risk and claims management services to certain of Landstar’s operating subsidiaries. In addition, it reinsures certain risks of the Company’s BCO Independent Contractors and provides certain property and casualty insurance directly to certain of Landstar’s operating subsidiaries. Revenue at the insurance segment represents reinsurance premiums from third party insurance companies that provide insurance programs to BCO Independent Contractors where all or a portion of the risk is ultimately borne by Signature. Revenue at the insurance segment represented approximately 1% of the Company’s consolidated revenue for the twenty-six-week period ended June 27, 2015.

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

	Twenty Six Weeks Ended		Thirteen Weeks Ended
	June 27,	June 28,	June 27,	June 28,
	2015	2014	2015	2014
Revenue generated through (in thousands):
Truck transportation
Truckload:
Van equipment	$946,598	$856,010	$496,910	$458,749
Unsided/platform equipment	530,515	516,496	291,032	285,477
Less-than-truckload	40,956	37,337	21,258	20,452

Total truck transportation	1,518,069	1,409,843	809,200	764,678
Rail intermodal	49,522	37,021	26,341	20,526
Ocean and air cargo carriers	41,410	36,437	21,778	19,421
Other (1)	21,762	19,339	11,064	9,818

	$1,630,763	$1,502,640	$868,383	$814,443

Revenue on loads hauled via BCO Independent Contractors included in total truck transportation	$752,030	$740,689	$401,705	$397,037

Number of loads:
Truck transportation
Truckload:
Van equipment	544,714	506,921	285,762	264,185
Unsided/platform equipment	229,452	217,794	127,286	115,901
Less-than-truckload	54,904	43,825	28,912	24,134

Total truck transportation	829,070	768,540	441,960	404,220
Rail intermodal	20,680	14,280	11,200	7,870
Ocean and air cargo carriers	8,620	8,010	4,490	4,120

	858,370	790,830	457,650	416,210

Loads hauled via BCO Independent Contractors included in total truck transportation	406,230	411,370	214,930	212,500

Revenue per load:
Truck transportation
Truckload:
Van equipment	$1,738	$1,689	$1,739	$1,736
Unsided/platform equipment	2,312	2,371	2,286	2,463
Less-than-truckload	746	852	735	847
Total truck transportation	1,831	1,834	1,831	1,892
Rail intermodal	2,395	2,593	2,352	2,608
Ocean and air cargo carriers	4,804	4,549	4,850	4,714

Revenue per load on loads hauled via BCO Independent Contractors	$1,851	$1,801	$1,869	$1,868

Revenue by capacity type (as a % of total revenue):
Truck capacity providers:
BCO Independent Contractors	46%	49%	46%	49%
Truck Brokerage Carriers	47%	45%	47%	45%
Rail intermodal	3%	3%	3%	3%
Ocean and air cargo carriers	3%	2%	3%	2%
Other	1%	1%	1%	1%

(1)	Includes primarily premium revenue generated by the insurance segment.

Also critical to the Company’s success is its ability to secure capacity, particularly truck capacity, at rates that allow the Company to profitably transport customers’ freight. The following table summarizes available truck capacity providers:

	June 27, 2015	June 28, 2014
BCO Independent Contractors	8,726	8,074
Truck Brokerage Carriers:
Approved and active (1)	28,387	23,807
Other approved	13,126	11,743

	41,513	35,550

Total available truck capacity providers	50,239	43,624

Trucks provided by BCO Independent Contractors	9,308	8,591

(1)	Active refers to Truck Brokerage Carriers who moved at least one load in the 180 days immediately preceding the fiscal quarter end.

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

In general, gross profit margin on revenue hauled by BCO Independent Contractors represents a fixed percentage of revenue due to the nature of the contracts that pay a fixed percentage of revenue to both the BCO Independent Contractors and independent commission sales agents. For revenue hauled by Truck Brokerage Carriers, gross profit margin is either fixed or variable as a percent of revenue, depending on the contract with each individual independent commission sales agent. Under certain contracts with independent commission sales agents, the Company retains a fixed percentage of revenue and the agent retains the amount remaining less the cost of purchased transportation (the “retention contracts”). Gross profit margin on revenue hauled by railroads, air cargo carriers, ocean cargo carriers and Truck Brokerage Carriers, other than those under retention contracts, is variable in nature as the Company’s contracts with independent commission sales agents provide commissions to agents at a contractually agreed upon percentage of net revenue for these type of loads. Approximately 55% of the Company’s consolidated revenue in the twenty-six-week period ended June 27, 2015 was generated under contracts that have a fixed gross profit margin while 45% was under contracts that have a variable gross profit margin.

Maintenance costs for Company-provided trailing equipment and BCO Independent Contractor recruiting costs are the largest components of other operating costs. Also included in other operating costs are trailer rental costs, the provision for uncollectible advances and other receivables due from BCO Independent Contractors and independent commission sales agents and gains/losses, if any, on sales of Company-owned trailing equipment.

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

During the twenty-six-week period ended June 27, 2015, employee compensation and benefits accounted for over sixty percent of the Company’s selling, general and administrative costs.

Depreciation and amortization primarily relate to depreciation of trailing equipment and information technology hardware and software.

The following table sets forth the percentage relationship of purchased transportation and commissions to agents, both being direct costs, to revenue and indirect costs as a percentage of gross profit for the periods indicated:

	Twenty Six Weeks Ended		Thirteen Weeks Ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
Revenue	100.0%	100.0%	100.0%	100.0%

Purchased transportation	76.9	77.1	76.9	77.2
Commissions to agents	8.0	7.8	8.1	7.8

Gross profit margin	15.1%	15.1%	15.1%	14.9%

Gross profit	100.0%	100.0%	100.0%	100.0%
Investment income	0.3	0.3	0.3	0.3
Indirect costs and expenses:
Other operating costs, net of gains on asset sales/dispositions	6.4	5.6	6.1	5.1
Insurance and claims	11.0	11.3	9.4	11.4
Selling, general and administrative	30.5	31.9	28.9	30.2
Depreciation and amortization	5.7	5.9	5.4	5.4

Total costs and expenses	53.5	54.7	49.8	52.1

Operating margin	46.7%	45.6%	50.5%	48.1%

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

TWENTY SIX WEEKS ENDED JUNE 27, 2015 COMPARED TO TWENTY SIX WEEKS ENDED JUNE 28, 2014

Revenue for the 2015 twenty-six-week period was $1,630,763,000, an increase of $128,123,000, or 9%, compared to the 2014 twenty-six-week period. Transportation revenue increased $125,552,000, or 8%. The increase in transportation revenue was primarily attributable to a 9% increase in the number of loads hauled, while revenue per load was flat compared to the 2014 twenty-six-week period. Reinsurance premiums from third party insurance companies that provide insurance programs to BCO Independent Contractors where all or a portion of the risk of loss is ultimately borne by Signature, were $21,538,000 and $18,967,000 for the 2015 and 2014 twenty-six-week periods, respectively. The increase in revenue from reinsurance premiums was primarily attributable to the increase in the number of BCO Independent Contractors in the 2015 twenty-six-week period compared to the 2014 twenty-six-week period.

Truck transportation revenue hauled by BCO Independent Contractors and Truck Brokerage Carriers (together, the “third party truck capacity providers”) for the 2015 twenty-six-week period was $1,518,069,000, or 93% of total revenue, an increase of $108,226,000, or 8%, compared to the 2014 twenty-six-week period. The number of loads hauled by third party truck capacity providers in the 2015 twenty-six-week period increased approximately 8% compared to the 2014 twenty-six-week period, while revenue per load was relatively flat compared to the 2014 twenty-six-week period. The increase in the number of loads hauled via truck was due to a broad-based increase in demand for truck transportation services, particularly truck transportation services provided on van trailing equipment and less-than-truckload (“LTL”) loads, and increased market share from new agents. Revenue per load on loads hauled via truck was flat as the impact of increased demand and a stable, yet somewhat tight, capacity market was offset by the impact of lower diesel fuel costs on revenue per load on loads hauled by Truck Brokerage Carriers. The number of loads hauled via van equipment increased 7% and revenue per load on loads hauled via van equipment increased 3% compared to the 2014 twenty-six-week period. Demand for Landstar’s van transportation services was broad-based across many customers and geographic regions. The number of loads hauled via unsided/platform equipment increased 5% while revenue per load on loads hauled via unsided/platform equipment decreased 3% compared to the 2014 twenty-six-week period. The increase in the number of loads hauled via unsided/platform equipment was the result of a significant award from a customer during the 2015 period along with underlying demand consistent with the 2014 period. The decrease in unsided/platform revenue per load of 3% was primarily due to a decrease in the percentage of unsided/platform revenue contributed by heavy specialized equipment, which tends to have a higher revenue per load. The increase in the number of LTL loads of 25% compared to the 2014 twenty-six-week period was primarily due to increased loadings at one specific customer and increased market share as more of the Company’s independent commission agents participate in this service offering. The decrease in LTL revenue per load of 12% compared to the 2014 twenty-six-week period was primarily due to increased loadings at one specific customer, which had a comparatively low revenue per load. Fuel surcharges on Truck Brokerage Carrier revenue identified separately in billings to customers and included as a component of Truck Brokerage Carrier revenue were $45,031,000 and $56,942,000 in the 2015 and 2014 periods, respectively. Fuel surcharges billed to customers on revenue hauled by BCO Independent Contractors are excluded from revenue.

Transportation revenue hauled by rail intermodal, air cargo and ocean cargo carriers (collectively, the “multimode capacity providers”) for the twenty-six-week period ended June 27, 2015, was $90,932,000, or 6% of total revenue, an increase of $17,474,000, or 24%, compared to the 2014 twenty-six-week period. The number of loads hauled by multimode capacity providers in the 2015 twenty-six-week period increased approximately 31% compared to the 2014 twenty-six-week period, while revenue per load on revenue hauled by multimode capacity providers decreased approximately 6% over the same period. The increase in loads hauled by multimode capacity providers was primarily due to increased rail intermodal loads. The decrease in revenue per load on revenue hauled by multimode capacity providers was primarily due to a decreased revenue per load on rail intermodal loads and an increase in intermodal loads as a percentage of multimode loads, as intermodal loads generally generate a lower revenue per load compared to loads hauled by ocean or air cargo carriers. Also, revenue per load on revenue hauled by multimode capacity providers is influenced by many factors, including revenue mix among the various modes of transportation used, length of haul, complexity of freight, density of freight lanes, fuel costs and availability of capacity.

Purchased transportation was 76.9% and 77.1% of revenue in the 2015 and 2014 twenty-six-week periods, respectively. The decrease in purchased transportation as a percentage of revenue was primarily due to a decreased rate of purchased transportation paid to Truck Brokerage Carriers, partially offset by an increase in the percentage of revenue contributed by Truck Brokerage Carriers, which typically has a higher rate of purchased transportation than revenue hauled by BCO Independent Contractors. Commissions to agents were 8.0% and 7.8% of revenue in the 2015 and 2014 periods, respectively. The increase in commissions to agents as a percentage of revenue was primarily attributable to an increased net revenue margin on revenue hauled by Truck Brokerage Carriers.

Investment income was $693,000 and $695,000 in the 2015 and 2014 twenty-six-week periods, respectively.

Other operating costs increased $2,841,000 in the 2015 twenty-six-week period compared to the 2014 twenty-six-week period and represented 6.4% of gross profit in the 2015 period compared to 5.6% of gross profit in the 2014 period. The increase in other operating costs compared to the prior year was primarily due to increased trailing equipment maintenance and rental costs as the Company increased its number of owned and leased trailers in response to customer demand. The increase in other operating costs as a percentage of gross profit was primarily caused by the increase in trailing equipment costs, partially offset by the effect of increased gross profit.

Insurance and claims increased $1,402,000 in the 2015 twenty-six-week period compared to the 2014 twenty-six-week period and represented 11.0% of gross profit in the 2015 period compared to 11.3% of gross profit in the 2014 period. The increase in insurance and claims compared to prior year was due to increased severity of current year claims in the 2015 period, partially offset by decreased net unfavorable development of prior years’ claims in the 2015 period. The decrease in insurance and claims as a percent of gross profit was primarily caused by the effect of increased gross profit.

Selling, general and administrative costs increased $2,634,000 in the 2015 twenty-six-week period compared to the 2014 twenty-six-week period and represented 30.5% of gross profit in the 2015 period compared to 31.9% of gross profit in the 2014 period. The increase in selling, general and administrative costs compared to prior year was primarily due to an increased provision for customer bad debt, primarily related to one customer, and increased employee wages, benefits and stock-based compensation expense, partially offset by a decreased provision for bonuses under the Company’s incentive compensation plan in the 2015 period. The decrease in selling, general and administrative costs as a percent of gross profit, however, was primarily due to the effect of increased gross profit, which more than offset the effect of the increase in selling, general and administrative costs.

Depreciation and amortization increased $735,000 in the 2015 twenty-six-week period compared to the 2014 twenty-six-week period and represented 5.7% of gross profit in the 2015 period compared to 5.9% of gross profit in the 2014 period. The increase in depreciation and amortization costs were primarily due to depreciation on new trailing equipment that replaced older, fully depreciated trailing equipment. The decrease in depreciation and amortization as a percentage of gross profit was primarily due to the effect of increased gross profit.

Interest and debt expense in the 2015 twenty-six-week period was $8,000 higher than the 2014 twenty-six-week period.

The provisions for income taxes for both the 2015 and 2014 twenty-six-week periods were based on estimated annual effective income tax rates of approximately 38.2%, adjusted for discrete events, such as benefits resulting from disqualifying dispositions of the Company’s common stock by employees who obtained the stock through exercises of incentive stock options. The effective income tax rates for the 2015 and 2014 twenty-six-week periods were 37.9% and 37.7%, respectively, which were higher than the statutory federal income tax rate primarily as a result of state taxes, the meals and entertainment exclusion and non-deductible stock compensation expense. The effective income tax rates in the 2015 and 2014 twenty-six-week periods were less than the 38.2% estimated annual effective income tax rate primarily due to disqualifying dispositions of the Company’s common stock by employees who obtained the stock through exercises of incentive stock options in each period.

Net income was $70,486,000, or $1.59 per common share ($1.59 per diluted share), in the 2015 twenty-six-week period. Net income was $63,563,000, or $1.41 per common share ($1.40 per diluted share), in the 2014 twenty-six-week period.

THIRTEEN WEEKS ENDED JUNE 27, 2015 COMPARED TO THIRTEEN WEEKS ENDED JUNE 28, 2014

Revenue for the 2015 thirteen-week period was $868,383,000, an increase of $53,940,000, or 7%, compared to the 2014 thirteen-week period. Transportation revenue increased $52,609,000, or 7%. The increase in transportation revenue was primarily attributable to an increase in the number of loads hauled of 10%, partially offset by decreased revenue per load of approximately 3%. Reinsurance premiums were $10,954,000 and $9,623,000 for the 2015 and 2014 thirteen-week periods, respectively. The increase in revenue from reinsurance premiums was primarily attributable to the increase in the number of BCO Independent Contractors in the 2015 thirteen-week period compared to the 2014 thirteen-week period.

Truck transportation revenue hauled by third party truck capacity providers for the thirteen-week period ended June 27, 2015, was $809,200,000, or 93% of total revenue, an increase of $44,522,000, or 6%, compared to the 2014 thirteen-week period. The number of loads hauled by third party truck capacity providers in the 2015 thirteen-week period increased 9% compared to the 2014 thirteen-week period, while revenue per load decreased 3% compared to the 2014 thirteen-week period. The increase in the number of loads hauled via third party truck capacity providers was due to a broad-based increase in demand for truck transportation services and increased market share from new agents. The decrease in revenue per load on loads hauled via truck was primarily attributable to the impact of lower diesel fuel costs on loads hauled via Truck Brokerage Carriers and a decrease in the number of loads hauled via heavy specialized equipment as a percentage of total truck loads, which typically have a higher revenue per load. The number of loads hauled via van equipment increased 8%, while revenue per load on loads hauled via van equipment was approximately flat compared to the 2014 thirteen-week period. Demand for Landstar’s van transportation services was broad based, across many customers and geographic regions. The number of loads hauled via unsided/platform equipment increased 10%, while revenue per load on loads hauled via unsided/platform equipment decreased 7% compared to the 2014 thirteen-week period. The increase in the number of loads hauled via unsided/platform equipment was the result of a significant award from a customer during the 2015 second quarter along with underlying demand consistent with the 2014 second quarter. The decrease in revenue per load on loads hauled via unsided/platform equipment was primarily due to a decrease in the percentage of unsided/platform revenue contributed by heavy specialized equipment, which tends to have a higher revenue per load. The increase in the number of LTL loads of 20% compared to the 2014 thirteen-week period was primarily due to increased loadings at one specific customer and increased market share as more independent commission agents participate in this service offering. The decrease in LTL revenue per load of 13% compared to the 2014 thirteen-week period was primarily due to increased loadings at one specific customer, which had a comparatively low revenue per load. Fuel surcharges on Truck Brokerage Carrier revenue identified separately in billings to customers and included as a component of Truck Brokerage Carrier revenue were $22,048,000 and $29,902,000 in the 2015 and 2014 periods, respectively.

Transportation revenue hauled by multimode capacity providers for the thirteen-week period ended June 27, 2015, was $48,119,000, or 6% of total revenue, an increase of $8,172,000, or 20%, compared to the 2014 thirteen-week period. The number of loads hauled by multimode capacity providers in the 2015 thirteen-week period increased approximately 31% compared to the 2014 thirteen-week period, while revenue per load on revenue hauled by multimode capacity providers decreased approximately 8% over the same period. The increase in the number of loads hauled by multimode capacity providers was primarily due to increased rail intermodal loads. The decrease in revenue per load on revenue hauled by multimode capacity providers was primarily due to a decreased revenue per load on rail intermodal loads and an increase in intermodal loads as a percentage of multimode loads, as intermodal loads generally generate a lower revenue per load amount compared to loads hauled by ocean or air cargo carriers.

Purchased transportation was 76.9% and 77.2% of revenue in the 2015 and 2014 thirteen-week periods, respectively. The decrease in purchased transportation as a percentage of revenue in the 2015 thirteen-week period compared to the 2014 thirteen-week period was primarily due to a decreased rate of purchased transportation paid to Truck Brokerage Carriers, partially offset by an increase in the percentage of revenue contributed by Truck Brokerage Carriers, which typically has a higher rate of purchased transportation than revenue hauled by BCO Independent Contractors. Commissions to agents were 8.1% and 7.8% of revenue in the 2015 and 2014 periods, respectively. The increase in commissions to agents as a percentage of revenue was primarily attributable to an increased net revenue margin on revenue hauled by Truck Brokerage Carriers.

Investment income was $339,000 and $332,000 in the 2015 and 2014 thirteen-week periods, respectively.

Other operating costs increased $1,738,000 in the 2015 thirteen-week period compared to the 2014 thirteen-week period and represented 6.1% of gross profit in the 2015 period compared to 5.1% of gross profit in the 2014 period. The increase in other operating costs compared to the prior year was primarily due to increased trailing equipment maintenance and rental costs, as the Company has increased its number of owned and leased trailers in response to customer demand, and decreased gains on sale of used trailing equipment. The increase in other operating costs as a percentage of gross profit was caused by the increase in trailing equipment costs, partially offset by the effect of increased gross profit.

Insurance and claims decreased $1,537,000 in the 2015 thirteen-week period compared to the 2014 thirteen-week period and represented 9.4% of gross profit in the 2015 period compared to 11.4% of gross profit in the 2014 period. The decrease in insurance and claims compared to prior year was due to decreased net unfavorable development of prior years’ claims in the 2015 period as unfavorable development of prior year claims was $833,000 and $4,856,000 in the 2015 and 2014 thirteen-week periods, respectively, partially offset by increased severity in the 2015 period. The decrease in insurance and claims as a percent of gross profit was primarily caused by decreased net unfavorable development of prior year claims and the effect of increased gross profit.

Selling, general and administrative costs increased $986,000 in the 2015 thirteen-week period compared to the 2014 thirteen-week period and represented 28.9% of gross profit in the 2015 period compared to 30.2% of gross profit in the 2014 period. The increase in selling, general and administrative costs compared to prior year was primarily due to an increased provision for customer bad debt, primarily related to one customer, and increased employee wages and benefits expense, partially offset by a decreased provision for bonuses under the Company’s incentive compensation plan in the 2015 period. The decrease in selling, general and administrative costs as a percent of gross profit, however, was primarily due to the effect of increased gross profit, which more than offset the effect of the increase in selling, general and administrative costs.

Depreciation and amortization increased $484,000 in the 2015 thirteen-week period compared to the 2014 thirteen-week period and represented 5.4% of gross profit in both the 2015 and 2014 periods. The increase in depreciation and amortization costs was primarily due to depreciation on new trailing equipment that replaced older, fully depreciated trailing equipment.

Interest and debt expense in the 2015 thirteen-week period was $5,000 lower than the 2014 thirteen-week period.

The provisions for income taxes for both the 2015 and 2014 thirteen-week periods were based on estimated annual effective income tax rates of approximately 38.2%, adjusted for discrete events, such as benefits resulting from disqualifying dispositions of the Company’s common stock by employees who obtained the stock through exercises of incentive stock options. The effective income tax rates for the 2015 and 2014 thirteen-week periods were 38.0% and 37.9%, respectively, which were higher than the statutory federal income tax rate primarily as a result of state taxes, the meals and entertainment exclusion and non-deductible stock compensation expense. The effective income tax rates in the 2015 and 2014 thirteen-week periods were less than the 38.2% estimated annual effective income tax rate primarily due to disqualifying dispositions of the Company’s common stock by employees who obtained the stock through exercises of incentive stock options in each year.

Net income was $40,471,000, or $0.92 per common share ($0.92 per diluted share), in the 2015 thirteen-week period. Net income was $35,925,000, or $0.80 per common share ($0.80 per diluted share), in the 2014 thirteen-week period.

CAPITAL RESOURCES AND LIQUIDITY

Working capital and the ratio of current assets to current liabilities were $310,427,000 and 1.9 to 1, respectively, at June 27, 2015, compared with $321,877,000 and 1.8 to 1, respectively, at December 27, 2014. Landstar has historically operated with current ratios within the range of 1.5 to 1 to 2.0 to 1. Cash provided by operating activities was $82,017,000 in the 2015 twenty-six-week period compared with $13,600,000 in the 2014 twenty-six-week period. The increase in cash flow provided by operating activities was primarily attributable to the timing of collections of trade receivables.

The Company declared and paid $0.14 per share, or $6,186,000 in the aggregate, in cash dividends during the twenty-six-week period ended June 27, 2015 and, during such period, also paid $44,794,000 of dividends payable which were declared during fiscal year 2014 and included in current liabilities in the consolidated balance sheet at December 27, 2014. The Company declared and paid $0.12 per share, or $5,420,000 in the aggregate, in cash dividends during the twenty-six-week period ended June 28, 2014 and, during such period, also paid $15,921,000 of dividends payable which were declared during fiscal year 2013 and included in current liabilities in the consolidated balance sheet at December 28, 2013. During the twenty-six-week period ended June 27, 2015, the Company purchased 1,307,154 shares of its common stock at a total cost of $84,635,000. As of June 27, 2015, the Company may purchase up to an additional 3,000,000 shares of its common stock under its authorized stock purchase programs. Long-term debt, including current maturities, was $93,209,000 at June 27, 2015, $18,112,000 lower than at December 27, 2014.

Shareholders’ equity was $469,502,000, or 83% of total capitalization (defined as long-term debt including current maturities plus equity), at June 27, 2015, compared to $488,261,000, or 81% of total capitalization, at December 27, 2014. The decrease in equity was primarily a result of the purchases of shares of the Company’s common stock and dividends declared by the Company in the 2015 twenty-six-week period, partially offset by net income.

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

At June 27, 2015, the Company had no borrowings outstanding and $32,763,000 of letters of credit outstanding under the Credit Agreement. At June 27, 2015, there was $192,237,000 available for future borrowings under the Credit Agreement. In addition, the Company has $61,460,000 in letters of credit outstanding as collateral for insurance claims that are secured by investments totaling $68,289,000 at June 27, 2015. Investments, all of which are carried at fair value, include primarily investment-grade bonds and U.S. Treasury obligations having maturities of up to five years. Fair value of investments is based primarily on quoted market prices. See Notes to Consolidated Financial Statements included herein for further discussion on measurement of fair value of investments.

Historically, the Company has generated sufficient operating cash flow to meet its debt service requirements, fund continued growth, both internal and through acquisitions, complete or execute share purchases of its common stock under authorized share purchase programs, pay dividends and meet working capital needs. As an asset-light provider of integrated transportation management solutions, the Company’s annual capital requirements for operating property are generally for trailing equipment and information technology hardware and software. In addition, a significant portion of the trailing equipment used by the Company is provided by third party capacity providers, thereby reducing the Company’s capital requirements. During the 2015 twenty-six-week period, the Company purchased $3,050,000 of operating property. Landstar anticipates acquiring approximately $70,000,000 in operating property, primarily new trailing equipment to replace older trailing equipment and information technology equipment, during the remainder of fiscal year 2015 either by purchase or lease financing. In addition, the Company has entered an agreement to purchase a parcel of land in Laredo, Texas for approximately $4,900,000 and intends to build a freight staging and transload facility on the land.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The allowance for doubtful accounts for both trade and other receivables represents management’s estimate of the amount of outstanding receivables that will not be collected. Historically, management’s estimates for uncollectible receivables have been materially correct. Although management believes the amount of the allowance for both trade and other receivables at June 27, 2015 is appropriate, a prolonged period of low or no economic growth may adversely affect the collection of these receivables. In addition, liquidity concerns and/or unanticipated bankruptcy proceedings at any of the Company’s larger customers in which the Company is carrying a significant receivable could result in an increase in the provision for uncollectible receivables and have a significant impact on the Company’s results of operations in a given quarter or year. However, it is not expected that an uncollectible accounts receivable resulting from an individual customer would have a significant impact on the Company’s financial condition. Conversely, a more robust economic environment or the recovery of a previously provided for uncollectible receivable from an individual customer may result in the realization of some portion of the estimated uncollectible receivables.

Landstar provides for the estimated costs of self-insured claims primarily on an actuarial basis. The amount recorded for the estimated liability for claims incurred is based upon the facts and circumstances known on the applicable balance sheet date. The ultimate resolution of these claims may be for an amount greater or less than the amount estimated by management. The Company continually revises its existing claim estimates as new or revised information becomes available on the status of each claim. Historically, the Company has experienced both favorable and unfavorable development of prior years’ claims estimates. During the 2015 and 2014 twenty-six-week periods, insurance and claims costs included $5,474,000 and $6,747,000 of net unfavorable adjustments to prior years’ claims estimates, respectively. The unfavorable development of prior years’ claims in the 2015 fiscal period primarily related to a single claim for which the Company incurred a pre-tax charge of $4,500,000. It is reasonably likely that the ultimate outcome of settling all outstanding claims will be more or less than the estimated claims reserve at June 27, 2015.

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

Depending upon the specific type of borrowing, borrowings under the Credit Agreement bear interest based on either (a) the prime rate, (b) the federal funds effective rate, (c) the rate at the time offered to JPMorgan Chase Bank, N.A. in the Eurodollar market or (d) the London Interbank Offered Rate, plus a margin that is determined based on the level of the Company’s Leverage Ratio, as defined in the Credit Agreement. As of June 27, 2015 and during all of the second quarter of 2015, the Company had no borrowings outstanding under the Credit Agreement. The Credit Agreement maturity date is June 29, 2017.

Long-term investments, all of which are available-for-sale and are carried at fair value, include primarily investment-grade bonds and U.S. Treasury obligations having maturities of up to five years. Assuming that the long-term portion of investments remains at $57,782,000, the balance at June 27, 2015, a hypothetical increase or decrease in interest rates of 100 basis points would not have a material impact on future earnings on an annualized basis. Short-term investments consist of short-term investment-grade instruments and the current maturities of investment-grade corporate bonds and U.S. Treasury obligations. Accordingly, any future interest rate risk on these short-term investments would not be material to the Company’s operating results.

Assets and liabilities of the Company’s Canadian operations are translated from their functional currency to U.S. dollars using exchange rates in effect at the balance sheet date and revenue and expense accounts are translated at average monthly exchange rates during the period. Adjustments resulting from the translation process are included in accumulated other comprehensive income. Transactional gains and losses arising from receivable and payable balances, including intercompany balances, in the normal course of business that are denominated in a currency other than the functional currency of the operation are recorded in the statements of income when they occur. The assets held at the Company’s Canadian subsidiary at June 27, 2015 were, as translated to U.S. dollars, less than 1% of total consolidated assets. Accordingly, any translation gain or loss related to the Canadian operation would not be material.

Item 4. Controls and Procedures

As of the end of the period covered by this quarterly report on Form 10-Q, an evaluation was carried out, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended). Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of June 27, 2015 to provide reasonable assurance that information required to be disclosed by the Company in reports that it filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There were no significant changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended June 27, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Purchases of Equity Securities by the Company

The following table provides information regarding the Company’s purchase of its common stock during the period from March 29, 2015 to June 27, 2015, the Company’s second fiscal quarter:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares That May Yet Be Purchased Under the Programs
March 28, 2015				1,363,313
March 29, 2015 – April 25, 2015	—	$—	—	1,363,313
April 26, 2015 – May 23, 2015	842,685	63.29	842,685	3,000,000
May 24, 2015 – June 27, 2015	—	—	—	3,000,000

Total	842,685	$63.29	842,685

On May 19, 2015, the Landstar System, Inc. Board of Directors authorized the Company to increase the number of shares of the Company’s common stock that the Company is authorized to purchase from time to time in the open market and in privately negotiated transactions under a previously announced purchase program to 3,000,000 shares. As of June 27, 2015, the Company has authorization to purchase 3,000,000 shares of its common stock under this program. No specific expiration date has been assigned to the May 19, 2015 authorization.

Dividends

During the twenty-six-week period ended June 27, 2015, Landstar paid dividends as follows:

Dividend Amount per Share	Declaration Date	Record Date	Payment Date

$1.00	December 3, 2014	January 12, 2015	January 26, 2015
$0.07	January 27, 2015	February 16, 2015	March 13, 2015
$0.07	April 22, 2015	May 7, 2015	May 29, 2015

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

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

The exhibits listed on the Exhibit Index are furnished as part of this quarterly report on Form 10-Q.

EXHIBIT INDEX

Registrant’s Commission File No.: 0-21238

Exhibit No.	Description

(31)	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.1*	Chief Executive Officer certification, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Chief Financial Officer certification, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.1**	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Schema Document

101.CAL*	XBRL Calculation Linkbase Document

101.LAB*	XBRL Labels Linkbase Document

101.PRE*	XBRL Presentation Linkbase Document

101.DEF*	XBRL Definition Linkbase Document

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LANDSTAR SYSTEM, INC.

Date: July 31, 2015	/s/ James B. Gattoni
James B. Gattoni
President and
Chief Executive Officer

Date: July 31, 2015	/s/ L. Kevin Stout
L. Kevin Stout
Vice President and Chief
Financial Officer