Form 10-Q
period 2015-09-26
LANDSTAR SYSTEM INC
filed 2015-10-30
CIK 853816

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 2015

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

The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of the close of business on October 19, 2015 was 43,186,052.

Index

PART I – Financial Information

Item 1. Financial Statements (unaudited)

EX – 31.1 Section 302 CEO Certification

EX – 31.2 Section 302 CFO Certification

EX – 32.1 Section 906 CEO Certification

EX – 32.2 Section 906 CFO Certification

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The interim consolidated financial statements contained herein reflect all adjustments (all of a normal, recurring nature) which, in the opinion of management, are necessary for a fair statement of the financial condition, results of operations, cash flows and changes in shareholders’ equity for the periods presented. They have been prepared in accordance with Rule 10-01 of Regulation S-X and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the thirty nine weeks ended September 26, 2015 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 26, 2015.

These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s 2014 Annual Report on Form 10-K.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

(Unaudited)

	September 26, 2015	December 27, 2014
ASSETS
Current Assets
Cash and cash equivalents	$108,899	$163,944
Short-term investments	48,955	37,007
Trade accounts receivable, less allowance of $4,287 and $4,338	462,163	492,642
Other receivables, including advances to independent contractors, less allowance of $4,306 and $4,189	17,682	15,132
Deferred income taxes and other current assets	17,558	23,603

Total current assets	655,257	732,328

Operating property, less accumulated depreciation and amortization of $175,310 and $160,681	195,328	202,203
Goodwill	31,134	31,134
Other assets	71,303	78,547

Total assets	$953,022	$1,044,212

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Cash overdraft	$29,666	$34,629
Accounts payable	205,514	220,077
Current maturities of long-term debt	36,259	35,064
Insurance claims	19,438	24,233
Dividends payable	—	44,794
Other current liabilities	53,077	51,654

Total current liabilities	343,954	410,451

Long-term debt, excluding current maturities	59,959	76,257
Insurance claims	22,432	21,769
Deferred income taxes and other noncurrent liabilities	47,976	47,474

Shareholders’ Equity
Common stock, $0.01 par value, authorized 160,000,000 shares, issued 67,379,568 and 67,268,817 shares	674	673
Additional paid-in capital	193,502	189,012
Retained earnings	1,355,535	1,255,374
Cost of 24,193,516 and 22,474,331 shares of common stock in treasury	(1,068,267)	(955,613)
Accumulated other comprehensive loss	(2,743)	(1,185)

Total shareholders’ equity	478,701	488,261

Total liabilities and shareholders’ equity	$953,022	$1,044,212

See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share amounts)

(Unaudited)

	Thirty Nine Weeks Ended		Thirteen Weeks Ended
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
Revenue	$2,472,489	$2,321,960	$841,726	$819,320
Investment income	1,043	1,027	350	332
Costs and expenses:
Purchased transportation	1,900,313	1,792,560	645,583	633,596
Commissions to agents	199,113	181,196	69,297	64,631
Other operating costs, net of gains on asset sales/dispositions	24,388	19,350	8,718	6,521
Insurance and claims	37,610	37,732	10,502	12,026
Selling, general and administrative	111,797	108,567	36,811	36,215
Depreciation and amortization	21,253	20,419	7,185	7,086

Total costs and expenses	2,294,474	2,159,824	778,096	760,075

Operating income	179,058	163,163	63,980	59,577
Interest and debt expense	2,208	2,260	714	774

Income before income taxes	176,850	160,903	63,266	58,803
Income taxes	67,016	60,585	23,918	22,048

Net income	$109,834	$100,318	$39,348	$36,755

Earnings per common share	$2.50	$2.23	$0.91	$0.82

Diluted earnings per share	$2.49	$2.22	$0.90	$0.82

Average number of shares outstanding:
Earnings per common share	43,975,000	45,018,000	43,446,000	44,713,000

Diluted earnings per share	44,134,000	45,222,000	43,607,000	44,937,000

Dividends per common share	$0.22	$0.19	$0.08	$0.07

See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

(Unaudited)

	Thirty Nine Weeks Ended		Thirteen Weeks Ended
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
Net income	$109,834	$100,318	$39,348	$36,755
Other comprehensive income (loss):
Unrealized holding gains (losses) on available-for-sale investments, net of tax expense (benefit) of $38, $19, $3 and ($106)	70	35	6	(194)
Foreign currency translation losses	(1,628)	(318)	(930)	(61)

Other comprehensive loss	(1,558)	(283)	(924)	(255)

Comprehensive income	$108,276	$100,035	$38,424	$36,500

See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Thirty Nine Weeks Ended
	September 26, 2015	September 27, 2014
OPERATING ACTIVITIES
Net income	$109,834	$100,318
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of operating property	21,253	20,419
Non-cash interest charges	164	164
Provisions for losses on trade and other accounts receivable	4,667	3,823
Gains on sales/disposals of operating property	(278)	(1,955)
Deferred income taxes, net	957	(3,346)
Stock-based compensation	4,939	4,218
Changes in operating assets and liabilities:
Decrease (increase) in trade and other accounts receivable	23,262	(19,021)
Decrease (increase) in other assets	5,830	(2,427)
(Decrease) increase in accounts payable	(14,563)	45,407
Decrease in other liabilities	(3,849)	(10,998)
Decrease in insurance claims	(4,132)	(64,005)

NET CASH PROVIDED BY OPERATING ACTIVITIES	148,084	72,597

INVESTING ACTIVITIES
Net change in other short-term investments	—	(4,979)
Sales and maturities of investments	29,545	25,027
Purchases of investments	(34,751)	(26,425)
Purchases of operating property	(3,798)	(9,131)
Proceeds from sales of operating property	1,567	6,160

NET CASH USED BY INVESTING ACTIVITIES	(7,437)	(9,348)

FINANCING ACTIVITIES
(Decrease) increase in cash overdraft	(4,963)	4,452
Dividends paid	(54,467)	(24,472)
Proceeds from exercises of stock options	1,076	2,974
Taxes paid in lieu of shares issued related to stock-based compensation plans	(2,176)	(2,419)
Excess tax benefits from stock-based awards	652	1,327
Purchases of common stock	(107,214)	(56,393)
Principal payments on long-term debt and capital lease obligations	(26,972)	(28,111)

NET CASH USED BY FINANCING ACTIVITIES	(194,064)	(102,642)

Effect of exchange rate changes on cash and cash equivalents	(1,628)	(318)

Decrease in cash and cash equivalents	(55,045)	(39,711)
Cash and cash equivalents at beginning of period	163,944	180,302

Cash and cash equivalents at end of period	$108,899	$140,591

See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

Thirty Nine Weeks Ended September 26, 2015

(Dollars in thousands)

(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock at Cost		Accumulated Other Comprehensive Loss
	Shares	Amount			Shares	Amount		Total
Balance December 27, 2014	67,268,817	$673	$189,012	$1,255,374	22,474,331	$(955,613)	$(1,185)	$488,261
Net income				109,834				109,834
Dividends ($0.22 per share)				(9,673)				(9,673)
Purchases of common stock					1,719,185	(112,654)		(112,654)
Issuance of stock related to stock-based compensation plans, including excess tax effect	110,751	1	(449)					(448)
Stock-based compensation			4,939					4,939
Other comprehensive loss							(1,558)	(1,558)

Balance September 26, 2015	67,379,568	$674	$193,502	$1,355,535	24,193,516	$(1,068,267)	$(2,743)	$478,701

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

As of September 26, 2015, the Company had two employee equity incentive plans, the 2002 employee stock option and stock incentive plan (the “ESOSIP”) and the 2011 equity incentive plan (the “2011 EIP”). No further grants can be made under the ESOSIP. The Company also has a stock compensation plan for members of its Board of Directors, the 2013 Directors Stock Compensation Plan (the “2013 DSCP”). 115,000 shares of the Company’s common stock were authorized for issuance under the 2013 DSCP. The ESOSIP, 2011 EIP, and 2013 DSCP are each referred to herein as a “Plan,” and, collectively, as the “Plans.” Amounts recognized in the financial statements with respect to these Plans are as follows (in thousands):

	Thirty Nine Weeks Ended		Thirteen Weeks Ended
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
Total cost of the Plans during the period	$4,939	$4,218	$1,696	$1,419
Amount of related income tax benefit recognized during the period	(1,721)	(2,230)	(451)	(953)

Net cost of the Plans during the period	$3,218	$1,988	$1,245	$466

Included in income tax benefits recognized in the thirty-nine-week periods ended September 26, 2015 and September 27, 2014 were income tax benefits of $348,000 and $583,000, respectively, recognized on disqualifying dispositions of the Company’s common stock by employees who obtained shares of common stock through exercises of incentive stock options.

As of September 26, 2015, there were 94,334 shares of the Company’s common stock reserved for issuance under the 2013 DSCP and 5,512,527 shares of the Company’s common stock reserved for issuance in the aggregate under the ESOSIP and 2011 EIP.

Restricted Stock Units

The following table summarizes information regarding the Company’s outstanding restricted stock unit (“RSU”) awards under the Plans:

	Number of RSUs	Weighted Average Grant Date Fair Value
Outstanding at December 27, 2014	425,630	$50.72
Granted	111,791	$53.31
Vested	(91,382)	$51.98
Forfeited	(2,013)	$52.81

Outstanding at September 26, 2015	444,026	$51.10

During the thirty-nine-week period ended September 26, 2015, the Company issued RSUs with a performance condition and RSUs with a market condition, as further described below.

RSUs with a performance condition vest over a 3 to 5 year period generally based on varying metrics of growth in operating income and diluted earnings per share either from a base year, being the year immediately preceding the year of grant, or year-over-prior-year growth. At the time of grant, the maximum number of common shares available for issuance under the January 27, 2015 grant equals 200% of the number of RSUs granted. The maximum number of common shares available for issuance under grants made prior to 2015 equals 100% of the number of RSUs granted. The fair value of an RSU with a performance condition was determined based on the market value of the Company’s common stock on the date of grant, discounted for lack of marketability for a minimum post-vesting holding requirement. The discount rate due to lack of marketability used for RSU award grants with a performance condition during both thirty-nine-week periods ended September 26, 2015 and September 27, 2014 was 7%. With respect to RSU awards with a performance condition, the Company reports compensation expense over the life of the award based on an estimated number of units that will vest over the life of the award, multiplied by the fair value of an RSU.

On May 1, 2015, the Company granted 20,000 RSUs that vest based on a market condition. These RSUs may vest on April 30 of 2019, 2020 and 2021 based on the Company’s total shareholder return (“TSR”) compound annual growth rate over the vesting periods, adjusted to reflect dividends (if any) paid during such periods and capital adjustments as may be necessary. The maximum number of common shares available for issuance under the May 1, 2015 grant equals 150% of the number of RSUs granted. The fair value of this RSU award was determined at the time of grant based on the expected achievement of the market condition at the end of each vesting period. With respect to these RSU awards with a market condition, compensation expense is recognized ratably over the requisite service period under an award based on the fair market value of the award at the time of grant, regardless of whether the market condition is satisfied. Previously recognized compensation cost would be reversed, however, if the employee terminated employment prior to completing such requisite service period.

The Company recognized approximately $3,446,000 and $2,434,000 of share-based compensation expense related to RSU awards in the thirty-nine-week periods ended September 26, 2015 and September 27, 2014, respectively. As of September 26, 2015, there was a maximum of $24,849,000 of total unrecognized compensation cost related to RSU awards granted under the Plans with an expected average remaining life of approximately 3.0 years. With respect to RSU awards with a performance condition, the amount of future compensation expense to be recognized will be determined based on future operating results.

Stock Options

The following table summarizes information regarding the Company’s outstanding stock options under the Plans:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (000s)
Options outstanding at December 27, 2014	773,839	$46.92
Exercised	(111,105)	$45.60
Forfeited	(1,900)	$53.17

Options outstanding at September 26, 2015	660,834	$47.13	5.1	$13,385

Options exercisable at September 26, 2015	436,434	$45.01	4.5	$9,762

The total intrinsic value of stock options exercised during the thirty-nine-week periods ended September 26, 2015 and September 27, 2014 was $2,542,000 and $9,421,000, respectively.

As of September 26, 2015, there was $1,773,000 of total unrecognized compensation cost related to non-vested stock options granted under the Plans. The unrecognized compensation cost related to these non-vested options is expected to be recognized over a weighted average period of 1.6 years.

Non-vested Restricted Stock

The following table summarizes information regarding the Company’s outstanding non-vested restricted stock under the Plans:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at December 27, 2014	23,353	$54.90
Granted	1,197	$62.46
Vested	(6,490)	$57.79

Outstanding at September 26, 2015	18,060	$54.36

The fair value of each share of non-vested restricted stock issued under the Plans is based on the fair value of a share of the Company’s common stock on the date of grant and shares of non-vested restricted stock are generally subject to vesting in three equal annual installments or 100% on the fifth anniversary of the date of the grant.

As of September 26, 2015, there was $526,000 of total unrecognized compensation cost related to non-vested shares of restricted stock granted under the Plans. The unrecognized compensation cost related to these non-vested shares of restricted stock is expected to be recognized over a weighted average period of 1.2 years.

(2)	Income Taxes

The provisions for income taxes for both the 2015 and 2014 thirty-nine-week periods were based on estimated annual effective income tax rates of 38.2%, adjusted for discrete events, such as benefits resulting from disqualifying dispositions of the Company’s common stock by employees who obtained the stock through exercises of incentive stock options. The effective income tax rates for the 2015 and 2014 thirty-nine-week periods were 37.9% and 37.7%, respectively, which were higher than the statutory federal income tax rate primarily as a result of state taxes, the meals and entertainment exclusion and non-deductible stock-based compensation.

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

The following table provides a reconciliation of the average number of common shares outstanding used to calculate earnings per common share to the average number of common shares and common share equivalents outstanding used to calculate diluted earnings per share (in thousands):

	Thirty Nine Weeks Ended		Thirteen Weeks Ended
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
Average number of common shares outstanding	43,975	45,018	43,446	44,713
Incremental shares from assumed exercises of stock options	159	204	161	224

Average number of common shares and common share equivalents outstanding	44,134	45,222	43,607	44,937

For each of the thirty-nine-week and thirteen-week periods ended September 26, 2015 and September 27, 2014, no options outstanding to purchase shares of common stock were antidilutive. Outstanding RSUs were excluded from the calculation of diluted earnings per share for all periods because the performance metric requirements or market condition for vesting had not been satisfied.

(4)	Additional Cash Flow Information

During the 2015 thirty-nine-week period, Landstar paid income taxes and interest of $50,197,000 and $2,252,000, respectively. During the 2014 thirty-nine-week period, Landstar paid income taxes and interest of $76,834,000 and $2,303,000, respectively. Landstar acquired operating property by entering into capital leases in the amount of $11,869,000 and $41,732,000 in the 2015 and 2014 thirty-nine-week periods, respectively. Approximately $5,440,000 of the $112,654,000 of purchases of common stock during the 2015 thirty-nine-week period was accrued at September 26, 2015 and settled in the subsequent fiscal month.

(5)	Segment Information

The following table summarizes information about the Company’s reportable business segments as of and for the thirty-nine-week and thirteen-week periods ended September 26, 2015 and September 27, 2014 (in thousands):

	Thirty Nine Weeks Ended
	September 26, 2015			September 27, 2014
	Transportation Logistics	Insurance	Total	Transportation Logistics	Insurance	Total
External revenue	$2,439,622	$32,867	$2,472,489	$2,292,982	$28,978	$2,321,960
Investment income		1,043	1,043		1,027	1,027
Internal revenue		24,946	24,946		22,373	22,373
Operating income	154,880	24,178	179,058	143,828	19,335	163,163
Expenditures on long-lived assets	3,798		3,798	9,131		9,131
Goodwill	31,134		31,134	31,134		31,134

	Thirteen Weeks Ended
	September 26, 2015			September 27, 2014
	Transportation Logistics	Insurance	Total	Transportation Logistics	Insurance	Total
External revenue	$830,397	$11,329	$841,726	$809,309	$10,011	$819,320
Investment income		350	350		332	332
Internal revenue		6,392	6,392		5,791	5,791
Operating income	53,767	10,213	63,980	51,626	7,951	59,577
Expenditures on long-lived assets	748		748	7,777		7,777

In the thirty-nine and thirteen-week periods ended September 26, 2015 and September 27, 2014, no single customer accounted for more than 10% of the Company’s consolidated revenue.

(6)	Other Comprehensive Income

The following table presents the components of and changes in accumulated other comprehensive income, net of related income taxes, as of and for the thirty-nine-week period ended September 26, 2015 (in thousands):

	Unrealized Holding Gain on Available-for-Sale Securities	Foreign Currency Translation	Total
Balance as of December 27, 2014	$105	$(1,290)	$(1,185)
Other comprehensive income (loss)	70	(1,628)	(1,558)

Balance as of September 26, 2015	$175	$(2,918)	$(2,743)

Amounts reclassified from accumulated other comprehensive income to investment income due to the realization of previously unrealized gains and losses in the accompanying consolidated statements of income were not significant for the thirty-nine-week period ended September 26, 2015.

(7)	Investments

Investments include primarily investment-grade corporate bonds and U.S. Treasury obligations having maturities of up to five years (the “bond portfolio”). Investments in the bond portfolio are reported as available-for-sale and are carried at fair value. Investments maturing less than one year from the balance sheet date are included in short-term investments and investments maturing more than one year from the balance sheet date are included in other assets in the consolidated balance sheets. Management performs an analysis of the nature of the unrealized losses on available-for-sale investments to determine whether such losses are other-than-temporary. Unrealized losses, representing the excess of the purchase price of an investment over its fair value as of the end of a period, considered to be other-than-temporary, are to be included as a charge in the statement of income, while unrealized losses considered to be temporary are to be included as a component of shareholders’ equity. Investments whose values are based on quoted market prices in active markets are classified within Level 1. Investments that trade in markets that are not considered to be active, but are valued based on quoted market prices, are classified within Level 2. As Level 2 investments include positions that are not traded in active markets, valuations may be adjusted to reflect illiquidity and/or non-transferability, which are generally based on available market information. Any transfers between levels are recognized as of the beginning of any reporting period. Fair value of the bond portfolio was determined using Level 1 inputs related to U.S. Treasury obligations and money market investments and Level 2 inputs related to investment-grade corporate bonds, asset-backed securities and direct obligations of government agencies. Unrealized gains, net of unrealized losses, on the investments in the bond portfolio were $271,000 and $163,000 at September 26, 2015 and December 27, 2014, respectively.

The amortized cost and fair values of available-for-sale investments are as follows at September 26, 2015 and December 27, 2014 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 26, 2015

Money market investments	$9,754	$—	$—	$9,754
Asset-backed securities	4,856	—	17	4,839
Corporate bonds and direct obligations of government agencies	73,783	372	93	74,062
U.S. Treasury obligations	19,647	10	1	19,656

Total	$108,040	$382	$111	$108,311

December 27, 2014

Money market investments	$1,729	$—	$—	$1,729
Asset-backed securities	5,106	1	50	5,057
Corporate bonds and direct obligations of government agencies	76,964	491	284	77,171
U.S. Treasury obligations	19,507	14	9	19,512

Total	$103,306	$506	$343	$103,469

For those available-for-sale investments with unrealized losses at September 26, 2015 and December 27, 2014, the following table summarizes the duration of the unrealized loss (in thousands):

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
September 26, 2015

Asset-backed securities	$3,744	$17	$—	$—	$3,744	$17
Corporate bonds and direct obligations of government agencies	15,759	54	4,093	39	19,852	93
U.S. Treasury obligations	4,074	1	—	—	4,074	1

Total	$23,577	$72	$4,093	$39	$27,670	$111

December 27, 2014

Asset-backed securities	$2,006	$13	$2,447	$37	$4,453	$50
Corporate bonds and direct obligations of government agencies	19,354	135	11,373	149	30,727	284
U.S. Treasury obligations	6,992	1	760	8	7,752	9

Total	$28,352	$149	$14,580	$194	$42,932	$343

The Company expects to recover the amortized cost basis of these securities as it does not intend to sell, and does not anticipate being required to sell, these securities before recovery of the cost basis. For these reasons, the Company does not consider the unrealized losses on these securities to be other-than-temporary at September 26, 2015.

(8)	Commitments and Contingencies

Short-term investments include $48,955,000 in current maturities of investments held by the Company’s insurance segment at September 26, 2015. The non-current portion of the bond portfolio of $59,356,000 is included in other assets. The short-term investments, together with $21,279,000 of non-current investments, provide collateral for the $63,210,000 of letters of credit issued to guarantee payment of insurance claims. As of September 26, 2015, Landstar also had $32,759,000 of additional letters of credit outstanding under the Company’s Credit Agreement.

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

The following table summarizes the effect of the increase in the cost of insurance claims resulting from unfavorable development of prior year self-insured claims estimates on operating income, net income and earnings per share amounts in the consolidated statements of income for the thirty-nine-week and thirteen-week periods ended September 26, 2015 and September 27, 2014 (in thousands, except per share amounts):

	Thirty Nine Weeks Ended		Thirteen Weeks Ended
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
Operating income	$5,521	$7,119	$47	$372
Net income	3,412	4,400	29	230

Earnings per share	$0.08	$0.10	$0.00	$0.01
Diluted earnings per share	$0.08	$0.10	$0.00	$0.01

The unfavorable development of prior years’ claims in the thirty-nine-week period ended September 26, 2015 primarily related to the impact of the March 13, 2015 verdict further described in reports previously filed by the Company with the Securities and Exchange Commission.

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

Introduction

Landstar System, Inc. and its subsidiary, Landstar System Holdings, Inc. (together, referred to herein as “Landstar” or the “Company”), is a worldwide asset-light provider of integrated transportation management solutions. The Company offers services to its customers across multiple transportation modes, with the ability to arrange for individual shipments of freight to enterprise-wide solutions to manage all of a customer’s transportation needs. Landstar provides services principally throughout the United States and to a lesser extent in Canada, and between the United States and Canada, Mexico and other countries around the world. The Company’s services emphasize safety, information coordination and customer service and are delivered through a network of independent commission sales agents and third party capacity providers linked together by a series of technological applications which are provided and coordinated by the Company. The nature of the Company’s business is such that a significant portion of its operating costs varies directly with revenue.

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

The transportation logistics segment provides a wide range of integrated transportation management solutions. Transportation services offered by the Company include truckload and less-than-truckload transportation, rail intermodal, air cargo, ocean cargo, expedited ground and air delivery of time-critical freight, heavy-haul/specialized, U.S.-Canada and U.S.-Mexico cross-border, project cargo and customs brokerage. Industries serviced by the transportation logistics segment include automotive products, building products, metals, chemicals, foodstuffs, heavy machinery, retail, electronics, ammunition and explosives and military equipment. In addition, the transportation logistics segment provides transportation services to other transportation companies, including logistics and less-than-truckload service providers. Each of the independent commission sales agents has the opportunity to market all of the services provided by the transportation logistics segment. Billings for freight transportation services are typically charged to customers on a per shipment basis for the physical transportation of freight and are referred to as transportation revenue. During the thirty-nine weeks ended September 26, 2015, revenue hauled by BCO Independent Contractors, Truck Brokerage Carriers and railroads represented approximately 46%, 47% and 3%, respectively, of the Company’s consolidated revenue. Collectively, revenue hauled by air and ocean cargo carriers represented approximately 3% of the Company’s consolidated revenue in the thirty-nine-week period ended September 26, 2015.

The insurance segment is comprised of Signature Insurance Company, a wholly owned offshore insurance subsidiary (“Signature”), and Risk Management Claim Services, Inc. This segment provides risk and claims management services to certain of Landstar’s operating subsidiaries. In addition, it reinsures certain risks of the Company’s BCO Independent Contractors and provides certain property and casualty insurance directly to certain of Landstar’s operating subsidiaries. Revenue at the insurance segment represents reinsurance premiums from third party insurance companies that provide insurance programs to BCO Independent Contractors where all or a portion of the risk is ultimately borne by Signature. Revenue at the insurance segment represented approximately 1% of the Company’s consolidated revenue for the thirty-nine-week period ended September 26, 2015.

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

	Thirty Nine Weeks Ended		Thirteen Weeks Ended
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
Revenue generated through (in thousands):
Truck transportation
Truckload:
Van equipment	$1,412,824	$1,314,544	$466,226	$458,534
Unsided/platform equipment	823,767	804,372	293,252	287,876
Less-than-truckload	61,297	58,415	20,341	21,078

Total truck transportation	2,297,888	2,177,331	779,819	767,488
Rail intermodal	76,688	58,957	27,166	21,936
Ocean and air cargo carriers	64,725	56,168	23,315	19,731
Other (1)	33,188	29,504	11,426	10,165

	$2,472,489	$2,321,960	$841,726	$819,320

Revenue on loads hauled via BCO Independent Contractors included in total truck transportation	$1,140,870	$1,126,213	$388,840	$385,524

Number of loads:
Truck transportation
Truckload:
Van equipment	820,223	767,642	275,509	260,721
Unsided/platform equipment	359,769	332,552	130,317	114,758
Less-than-truckload	83,838	69,706	28,934	25,881

Total truck transportation	1,263,830	1,169,900	434,760	401,360
Rail intermodal	32,350	22,840	11,670	8,560
Ocean and air cargo carriers	13,320	12,110	4,700	4,100

	1,309,500	1,204,850	451,130	414,020

Loads hauled via BCO Independent Contractors included in total truck transportation	616,410	614,800	210,180	203,430

Revenue per load:
Truck transportation
Truckload:
Van equipment	$1,722	$1,712	$1,692	$1,759
Unsided/platform equipment	2,290	2,419	2,250	2,509
Less-than-truckload	731	838	703	814
Total truck transportation	1,818	1,861	1,794	1,912
Rail intermodal	2,371	2,581	2,328	2,563
Ocean and air cargo carriers	4,859	4,638	4,961	4,812

Revenue per load on loads hauled via BCO Independent Contractors	$1,851	$1,832	$1,850	$1,895

Revenue by capacity type (as a % of total revenue):
Truck capacity providers:
BCO Independent Contractors	46%	49%	46%	47%
Truck Brokerage Carriers	47%	45%	46%	47%
Rail intermodal	3%	3%	3%	3%
Ocean and air cargo carriers	3%	2%	3%	2%
Other	1%	1%	1%	1%

(1)	Includes primarily premium revenue generated by the insurance segment.

Also critical to the Company’s success is its ability to secure capacity, particularly truck capacity, at rates that allow the Company to profitably transport customers’ freight. The following table summarizes the number of available truck capacity providers on the dates indicated:

	September 26, 2015	September 27, 2014
BCO Independent Contractors	8,869	8,252
Truck Brokerage Carriers:
Approved and active (1)	29,127	25,250
Other approved	13,813	11,884

	42,940	37,134

Total available truck capacity providers	51,809	45,386

Trucks provided by BCO Independent Contractors	9,441	8,792

(1)	Active refers to Truck Brokerage Carriers who moved at least one load in the 180 days immediately preceding the fiscal quarter end.

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

In general, gross profit margin on revenue hauled by BCO Independent Contractors represents a fixed percentage of revenue due to the nature of the contracts that pay a fixed percentage of revenue to both the BCO Independent Contractors and independent commission sales agents. For revenue hauled by Truck Brokerage Carriers, gross profit margin is either fixed or variable as a percent of revenue, depending on the contract with each individual independent commission sales agent. Under certain contracts with independent commission sales agents, the Company retains a fixed percentage of revenue and the agent retains the amount remaining less the cost of purchased transportation (the “retention contracts”). Gross profit margin on revenue hauled by railroads, air cargo carriers, ocean cargo carriers and Truck Brokerage Carriers, other than those under retention contracts, is variable in nature as the Company’s contracts with independent commission sales agents provide commissions to agents at a contractually agreed upon percentage of net revenue for these type of loads. Approximately 55% of the Company’s consolidated revenue in the thirty-nine-week period ended September 26, 2015 was generated under contracts that have a fixed gross profit margin while 45% was under contracts that have a variable gross profit margin.

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

With respect to insurance and claims cost, potential liability associated with accidents in the trucking industry is severe and occurrences are unpredictable. For commercial trucking claims, Landstar retains liability up to $5,000,000 per occurrence. The Company also retains liability of up to $1,000,000 for each general liability claim, up to $250,000 for each workers’ compensation claim and up to $250,000 for each cargo claim. The Company’s exposure to liability associated with accidents incurred by Truck Brokerage Carriers, railroads and air and ocean cargo carriers who transport freight on behalf of the Company is reduced by various factors including the extent to which such carriers maintain their own insurance coverage. A material increase in the frequency or severity of accidents, cargo claims or workers’ compensation claims or the material unfavorable development of existing claims could have a material adverse effect on Landstar’s cost of insurance and claims and its results of operations.

During the thirty-nine-week period ended September 26, 2015, employee compensation and benefits accounted for over sixty percent of the Company’s selling, general and administrative costs.

Depreciation and amortization primarily relate to depreciation of trailing equipment and information technology hardware and software.

The following table sets forth the percentage relationship of purchased transportation and commissions to agents, both being direct costs, to revenue and indirect costs as a percentage of gross profit for the periods indicated:

	Thirty Nine Weeks Ended		Thirteen Weeks Ended
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
Revenue	100.0%	100.0%	100.0%	100.0%

Purchased transportation	76.9	77.2	76.7	77.3
Commissions to agents	8.1	7.8	8.2	7.9

Gross profit margin	15.1%	15.0%	15.1%	14.8%

Gross profit	100.0%	100.0%	100.0%	100.0%
Investment income	0.3	0.3	0.3	0.3
Indirect costs and expenses:
Other operating costs, net of gains on asset sales/dispositions	6.5	5.6	6.9	5.4
Insurance and claims	10.1	10.8	8.3	9.9
Selling, general and administrative	30.0	31.2	29.0	29.9
Depreciation and amortization	5.7	5.9	5.7	5.9

Total costs and expenses	52.3	53.4	49.8	51.1

Operating margin	48.0%	46.9%	50.4%	49.2%

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

THIRTY NINE WEEKS ENDED SEPTEMBER 26, 2015 COMPARED TO THIRTY NINE WEEKS ENDED SEPTEMBER 27, 2014

Revenue for the 2015 thirty-nine-week period was $2,472,489,000, an increase of $150,529,000, or 6%, compared to the 2014 thirty-nine-week period. Transportation revenue increased $146,640,000, or 6%. The increase in transportation revenue was primarily attributable to a 9% increase in the number of loads hauled, partially offset by decreased revenue per load of approximately 2%. Reinsurance premiums from third party insurance companies that provide insurance programs to BCO Independent Contractors where all or a portion of the risk of loss is ultimately borne by Signature, were $32,867,000 and $28,978,000 for the 2015 and 2014 thirty-nine-week periods, respectively. The increase in revenue from reinsurance premiums was primarily attributable to the increase in the number of BCO Independent Contractors in the 2015 thirty-nine-week period compared to the 2014 thirty-nine-week period.

Truck transportation revenue hauled by BCO Independent Contractors and Truck Brokerage Carriers (together, the “third party truck capacity providers”) for the 2015 thirty-nine-week period was $2,297,888,000, or 93% of total revenue, an increase of $120,557,000, or 6%, compared to the 2014 thirty-nine-week period. The number of loads hauled by third party truck capacity providers in the 2015 thirty-nine-week period increased approximately 8% compared to the 2014 thirty-nine-week period, while revenue per load decreased approximately 2% compared to the 2014 thirty-nine-week period. The increase in the number of loads hauled via truck was due to a broad-based increase in demand for truck transportation services, an increase in loads hauled via unsided/platform equipment driven by demand from one shipper in the automotive sector and increased market share from new agents. The decrease in revenue per load on loads hauled via truck was primarily attributable to the impact of lower diesel fuel costs on loads hauled via Truck Brokerage Carriers and a decrease in the number of loads hauled via heavy specialized equipment as a percentage of total truck loads, which typically have a higher revenue per load. The number of loads hauled via van equipment increased 7% and revenue per load on loads hauled via van equipment increased 1% compared to the 2014 thirty-nine-week period. Demand for Landstar’s van transportation services was broad-based across many customers and geographic regions. The increase in van revenue per load was primarily due to increased demand and a stable, yet somewhat tight, truck capacity environment, partially offset by the impact of lower diesel fuel costs on loads hauled via Truck Brokerage Carriers. The number of loads hauled via unsided/platform equipment increased 8% while revenue per load on loads hauled via unsided/platform equipment decreased 5% compared to the 2014 thirty-nine-week period. The increase in the number of loads hauled via unsided/platform equipment was driven by demand from one shipper in the automotive sector during the 2015 period. The decrease in unsided/platform revenue per load of 5% was primarily due to a decreased length of haul in the 2015 thirty-nine-week period, primarily driven by increased loadings from an existing automotive customer, which had a comparatively lower average length of haul, and a decrease in the percentage of unsided/platform revenue contributed by heavy specialized equipment. The increase in the number of LTL loads of 20% compared to the 2014 thirty-nine-week period was primarily due to increased loadings at one specific customer and increased market share as more of the Company’s independent commission agents participate in this service offering. The decrease in LTL revenue per load of 13% compared to the 2014 thirty-nine-week period was primarily due to increased loadings at one specific customer, which had a comparatively low revenue per load. Fuel surcharges on Truck Brokerage Carrier revenue identified separately in billings to customers and included as a component of Truck Brokerage Carrier revenue were $65,159,000 and $88,070,000 in the 2015 and 2014 periods, respectively. Fuel surcharges billed to customers on revenue hauled by BCO Independent Contractors are excluded from revenue.

Transportation revenue hauled by rail intermodal, air cargo and ocean cargo carriers (collectively, the “multimode capacity providers”) for the thirty-nine-week period ended September 26, 2015, was $141,413,000, or 6% of total revenue, an increase of $26,288,000, or 23%, compared to the 2014 thirty-nine-week period. The number of loads hauled by multimode capacity providers in the 2015 thirty-nine-week period increased approximately 31% compared to the 2014 thirty-nine-week period, while revenue per load on revenue hauled by multimode capacity providers decreased approximately 6% over the same period. The increase in loads hauled by multimode capacity providers was primarily due to increased rail intermodal loads. The decrease in revenue per load on revenue hauled by multimode capacity providers was primarily due to a decreased revenue per load on rail intermodal loads and an increase in intermodal loads as a percentage of multimode loads, as intermodal loads generally generate a lower revenue per load compared to loads hauled by ocean or air cargo carriers. Also, revenue per load on revenue hauled by multimode capacity providers is influenced by many factors, including revenue mix among the various modes of transportation used, length of haul, complexity of freight, density of freight lanes, fuel costs and availability of capacity.

Purchased transportation was 76.9% and 77.2% of revenue in the 2015 and 2014 thirty-nine-week periods, respectively. The decrease in purchased transportation as a percentage of revenue was primarily due to a decreased rate of purchased transportation paid to Truck Brokerage Carriers, partially offset by an increase in the percentage of revenue contributed by Truck Brokerage Carriers, which typically has a higher rate of purchased transportation than revenue hauled by BCO Independent Contractors. Commissions to agents were 8.1% and 7.8% of revenue in the 2015 and 2014 periods, respectively. The increase in commissions to agents as a percentage of revenue was primarily attributable to an increased net revenue margin on revenue hauled by Truck Brokerage Carriers.

Investment income was $1,043,000 and $1,027,000 in the 2015 and 2014 thirty-nine-week periods, respectively.

Other operating costs increased $5,038,000 in the 2015 thirty-nine-week period compared to the 2014 thirty-nine-week period and represented 6.5% of gross profit in the 2015 period compared to 5.6% of gross profit in the 2014 period. The increase in other operating costs compared to the prior year was primarily due to increased trailing equipment maintenance and rental costs, as the Company increased its number of owned and leased trailers in response to customer demand and decreased gains on sale of used trailing equipment. The increase in other operating costs as a percentage of gross profit was primarily caused by the increase in trailing equipment costs and decreased gains on sale of used trailing equipment, partially offset by the effect of increased gross profit.

Insurance and claims decreased $122,000 in the 2015 thirty-nine-week period compared to the 2014 thirty-nine-week period and represented 10.1% of gross profit in the 2015 period compared to 10.8% of gross profit in the 2014 period. The decrease in insurance and claims compared to prior year was due to decreased net unfavorable development of prior years’ claims in the 2015 period, partially offset by increased frequency in the number of insurance claims during the 2015 period. The decrease in insurance and claims as a percent of gross profit was primarily caused by the effect of increased gross profit.

Selling, general and administrative costs increased $3,230,000 in the 2015 thirty-nine-week period compared to the 2014 thirty-nine-week period and represented 30.0% of gross profit in the 2015 period compared to 31.2% of gross profit in the 2014 period. The increase in selling, general and administrative costs compared to prior year was primarily due to an increased provision for customer bad debt, primarily related to one customer, increased employee wages, benefits and stock-based compensation expense, partially offset by a decreased provision for bonuses under the Company’s incentive compensation plan in the 2015 period. The decrease in selling, general and administrative costs as a percent of gross profit, however, was primarily due to the effect of increased gross profit, which more than offset the effect of the increase in selling, general and administrative costs.

Depreciation and amortization increased $834,000 in the 2015 thirty-nine-week period compared to the 2014 thirty-nine-week period and represented 5.7% of gross profit in the 2015 period compared to 5.9% of gross profit in the 2014 period. The increase in depreciation and amortization costs were primarily due to depreciation on new trailing equipment that replaced older, fully depreciated trailing equipment. The decrease in depreciation and amortization as a percentage of gross profit was primarily due to the effect of increased gross profit.

Interest and debt expense in the 2015 thirty-nine-week period was $52,000 lower than the 2014 thirty-nine-week period.

The provisions for income taxes for both the 2015 and 2014 thirty-nine-week periods were based on estimated annual effective income tax rates of approximately 38.2%, adjusted for discrete events, such as benefits resulting from disqualifying dispositions of the Company’s common stock by employees who obtained the stock through exercises of incentive stock options. The effective income tax rates for the 2015 and 2014 thirty-nine-week periods were 37.9% and 37.7%, respectively, which were higher than the statutory federal income tax rate primarily as a result of state taxes, the meals and entertainment exclusion and non-deductible stock compensation expense. The effective income tax rates in the 2015 and 2014 thirty-nine-week periods were less than the 38.2% estimated annual effective income tax rate primarily due to disqualifying dispositions of the Company’s common stock by employees who obtained the stock through exercises of incentive stock options in each period.

Net income was $109,834,000, or $2.50 per common share ($2.49 per diluted share), in the 2015 thirty-nine-week period. Net income was $100,318,000, or $2.23 per common share ($2.22 per diluted share), in the 2014 thirty-nine-week period.

THIRTEEN WEEKS ENDED SEPTEMBER 26, 2015 COMPARED TO THIRTEEN WEEKS ENDED SEPTEMBER 27, 2014

Revenue for the 2015 thirteen-week period was $841,726,000, an increase of $22,406,000, or 3%, compared to the 2014 thirteen-week period. Transportation revenue increased $21,088,000, or 3%. The increase in transportation revenue was primarily attributable to an increase in the number of loads hauled of 9%, partially offset by decreased revenue per load of approximately 6%. Reinsurance premiums were $11,329,000 and $10,011,000 for the 2015 and 2014 thirteen-week periods, respectively. The increase in revenue from reinsurance premiums was primarily attributable to the increase in the number of BCO Independent Contractors in the 2015 thirteen-week period compared to the 2014 thirteen-week period.

Truck transportation revenue hauled by third party truck capacity providers for the thirteen-week period ended September 26, 2015, was $779,819,000, or 93% of total revenue, an increase of $12,331,000, or 2%, compared to the 2014 thirteen-week period. The number of loads hauled by third party truck capacity providers in the 2015 thirteen-week period increased 8% compared to the 2014 thirteen-week period, while revenue per load decreased 6% compared to the 2014 thirteen-week period. The increase in the number of loads hauled via third party truck capacity providers was due to increased demand from one shipper in the automotive sector, a broad-based increase in demand for van transportation services, and increased less-than-truckload (“LTL”) loads. The decrease in revenue per load on loads hauled via truck was primarily attributable to the impact of lower diesel fuel costs on loads hauled via Truck Brokerage Carriers, a decrease in the number of loads hauled via heavy specialized equipment as a percentage of total truck loads, which typically have a higher revenue per load, and a somewhat softer freight environment as compared to the first half of 2015. The number of loads hauled via van equipment increased 6%, while revenue per load on loads hauled via van equipment decreased approximately 4% compared to the 2014 thirteen-week period. Demand for Landstar’s van transportation services was broad based across many customers and geographic regions. The decrease in van revenue per load was primarily due to the impact of lower diesel fuel costs on loads hauled via Truck Brokerage Carriers. The number of loads hauled via unsided/platform equipment increased 14%, while revenue per load on loads hauled via unsided/platform equipment decreased 10% compared to the 2014 thirteen-week period. The increase in the number of loads hauled via unsided/platform equipment was driven by demand from one shipper in the automotive sector during the 2015 period. The decrease in revenue per load on loads hauled via unsided/platform equipment was primarily due to a decreased average length of haul, primarily driven by the increased loadings from an existing automotive customer, which had a comparatively lower average length of haul, and the impact of lower diesel fuel costs on loads hauled via Truck Brokerage Carriers. The increase in the number of LTL loads of 12% compared to the 2014 thirteen-week period was primarily due to increased loadings at one customer and increased market share as more independent commission agents participate in this service offering. The decrease in LTL revenue per load of 14% compared to the 2014 thirteen-week period was primarily due to increased loadings at one customer, which had a comparatively low revenue per load. Fuel surcharges on Truck Brokerage Carrier revenue identified separately in billings to customers and included as a component of Truck Brokerage Carrier revenue were $20,128,000 and $31,128,000 in the 2015 and 2014 periods, respectively.

Transportation revenue hauled by multimode capacity providers for the thirteen-week period ended September 26, 2015, was $50,481,000, or 6% of total revenue, an increase of $8,814,000, or 21%, compared to the 2014 thirteen-week period. The number of loads hauled by multimode capacity providers in the 2015 thirteen-week period increased approximately 29% compared to the 2014 thirteen-week period, while revenue per load on revenue hauled by multimode capacity providers decreased approximately 6% over the same period. The increase in the number of loads hauled by multimode capacity providers was primarily due to increased rail intermodal loads. The decrease in revenue per load on revenue hauled by multimode capacity providers was primarily due to a decreased revenue per load on rail intermodal loads and an increase in intermodal loads as a percentage of multimode loads, as intermodal loads generally generate a lower revenue per load amount compared to loads hauled by ocean or air cargo carriers.

Purchased transportation was 76.7% and 77.3% of revenue in the 2015 and 2014 thirteen-week periods, respectively. The decrease in purchased transportation as a percentage of revenue in the 2015 thirteen-week period compared to the 2014 thirteen-week period was primarily due to a decreased rate of purchased transportation paid to Truck Brokerage Carriers as truck capacity has somewhat loosened in the 2015 third quarter. Commissions to agents were 8.2% and 7.9% of revenue in the 2015 and 2014 periods, respectively. The increase in commissions to agents as a percentage of revenue was primarily attributable to an increased net revenue margin on revenue hauled by Truck Brokerage Carriers.

Investment income was $350,000 and $332,000 in the 2015 and 2014 thirteen-week periods, respectively.

Other operating costs increased $2,197,000 in the 2015 thirteen-week period compared to the 2014 thirteen-week period and represented 6.9% of gross profit in the 2015 period compared to 5.4% of gross profit in the 2014 period. The increase in other operating costs compared to prior year was primarily due to decreased gains on sale of used trailing equipment in the 2015 period of approximately $1,100,000 and increased trailing equipment maintenance costs. The increase in other operating costs as a percentage of gross profit was caused by the decreased gains on sale of used trailing equipment and increased trailing equipment costs, partially offset by the effect of increased gross profit.

Insurance and claims decreased $1,524,000 in the 2015 thirteen-week period compared to the 2014 thirteen-week period and represented 8.3% of gross profit in the 2015 period compared to 9.9% of gross profit in the 2014 period. The decrease in insurance and claims compared to prior year was due to decreased severity of current year claims. The decrease in insurance and claims as a percent of gross profit was primarily caused by decreased severity of current year claims and the effect of increased gross profit.

Selling, general and administrative costs increased $596,000 in the 2015 thirteen-week period compared to the 2014 thirteen-week period and represented 29.0% of gross profit in the 2015 period compared to 29.9% of gross profit in the 2014 period. The increase in selling, general and administrative costs compared to prior year was primarily due to increased employee wages, professional fees and stock-based compensation expense, partially offset by a decreased provision for bonuses under the Company’s incentive compensation plan in the 2015 period. The decrease in selling, general and administrative costs as a percent of gross profit, however, was primarily due to the effect of increased gross profit, which more than offset the effect of the increase in selling, general and administrative costs.

Depreciation and amortization increased $99,000 in the 2015 thirteen-week period compared to the 2014 thirteen-week period and represented 5.7% of gross profit in the 2015 period compared to 5.9% of gross profit in the 2014 period. The decrease in depreciation and amortization as a percentage of gross profit was primarily due to the effect of increased gross profit.

Interest and debt expense in the 2015 thirteen-week period was $60,000 lower than the 2014 thirteen-week period.

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

Net income was $39,348,000, or $0.91 per common share ($0.90 per diluted share), in the 2015 thirteen-week period. Net income was $36,755,000, or $0.82 per common share ($0.82 per diluted share), in the 2014 thirteen-week period.

CAPITAL RESOURCES AND LIQUIDITY

Working capital and the ratio of current assets to current liabilities were $311,303,000 and 1.9 to 1, respectively, at September 26, 2015, compared with $321,877,000 and 1.8 to 1, respectively, at December 27, 2014. Landstar has historically operated with current ratios within the range of 1.5 to 1 to 2.0 to 1. Cash provided by operating activities was $148,084,000 in the 2015 thirty-nine-week period compared with $72,597,000 in the 2014 thirty-nine-week period. The increase in cash flow provided by operating activities was primarily attributable to the timing of collections of trade receivables.

The Company declared and paid $0.22 per share, or $9,673,000 in the aggregate, in cash dividends during the thirty-nine-week period ended September 26, 2015 and, during such period, also paid $44,794,000 of dividends payable which were declared during fiscal year 2014 and included in current liabilities in the consolidated balance sheet at December 27, 2014. The Company declared and paid $0.19 per share, or $8,551,000 in the aggregate, in cash dividends during the thirty-nine-week period ended September 27, 2014 and, during such period, also paid $15,921,000 of dividends payable which were declared during fiscal year 2013 and included in current liabilities in the consolidated balance sheet at December 28, 2013. During the thirty-nine-week period ended September 26, 2015, the Company purchased 1,719,185 shares of its common stock at a total cost of $112,654,000. Approximately $5,440,000 of the $112,654,000 of purchases of common stock during the 2015 thirty-nine-week period was accrued at September 26, 2015 and settled in the subsequent fiscal month. As of September 26, 2015, the Company may purchase up to an additional 2,587,969 shares of its common stock under its authorized stock purchase programs. Long-term debt, including current maturities, was $96,218,000 at September 26, 2015, $15,103,000 lower than at December 27, 2014.

Shareholders’ equity was $478,701,000, or 83% of total capitalization (defined as long-term debt including current maturities plus equity), at September 26, 2015, compared to $488,261,000, or 81% of total capitalization, at December 27, 2014. The decrease in equity was primarily a result of the purchases of shares of the Company’s common stock and dividends declared by the Company in the 2015 thirty-nine-week period, partially offset by net income.

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

At September 26, 2015, the Company had no borrowings outstanding and $32,759,000 of letters of credit outstanding under the Credit Agreement. At September 26, 2015, there was $192,241,000 available for future borrowings under the Credit Agreement. In addition, the Company has $63,210,000 in letters of credit outstanding as collateral for insurance claims that are secured by investments totaling $70,234,000 at September 26, 2015. Investments, all of which are carried at fair value, include primarily investment-grade bonds and U.S. Treasury obligations having maturities of up to five years. Fair value of investments is based primarily on quoted market prices. See Notes to Consolidated Financial Statements included herein for further discussion on measurement of fair value of investments.

Historically, the Company has generated sufficient operating cash flow to meet its debt service requirements, fund continued growth, both internal and through acquisitions, complete or execute share purchases of its common stock under authorized share purchase programs, pay dividends and meet working capital needs. As an asset-light provider of integrated transportation management solutions, the Company’s annual capital requirements for operating property are generally for trailing equipment and information technology hardware and software. In addition, a significant portion of the trailing equipment used by the Company is provided by third party capacity providers, thereby reducing the Company’s capital requirements. During the 2015 thirty-nine-week period, the Company purchased $3,798,000 of operating property and acquired $11,869,000 of trailing equipment by entering into capital leases. Landstar anticipates acquiring approximately $57,000,000 in operating property, primarily new trailing equipment to replace older trailing equipment and information technology equipment, during the remainder of fiscal year 2015 either by purchase or lease financing. In addition, the Company has entered an agreement to purchase a parcel of land in Laredo, Texas for approximately $4,900,000.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The allowance for doubtful accounts for both trade and other receivables represents management’s estimate of the amount of outstanding receivables that will not be collected. Historically, management’s estimates for uncollectible receivables have been materially correct. Although management believes the amount of the allowance for both trade and other receivables at September 26, 2015 is appropriate, a prolonged period of low or no economic growth may adversely affect the collection of these receivables. In addition, liquidity concerns and/or unanticipated bankruptcy proceedings at any of the Company’s larger customers in which the Company is carrying a significant receivable could result in an increase in the provision for uncollectible receivables and have a significant impact on the Company’s results of operations in a given quarter or year. However, it is not expected that an uncollectible accounts receivable resulting from an individual customer would have a significant impact on the Company’s financial condition. Conversely, a more robust economic environment or the recovery of a previously provided for uncollectible receivable from an individual customer may result in the realization of some portion of the estimated uncollectible receivables.

Landstar provides for the estimated costs of self-insured claims primarily on an actuarial basis. The amount recorded for the estimated liability for claims incurred is based upon the facts and circumstances known on the applicable balance sheet date. The ultimate resolution of these claims may be for an amount greater or less than the amount estimated by management. The Company continually revises its existing claim estimates as new or revised information becomes available on the status of each claim. Historically, the Company has experienced both favorable and unfavorable development of prior years’ claims estimates. During the 2015 and 2014 thirty-nine-week periods, insurance and claims costs included $5,521,000 and $7,119,000 of net unfavorable adjustments to prior years’ claims estimates, respectively. The unfavorable development of prior years’ claims in the 2015 fiscal period primarily related to a single claim for which the Company incurred a pre-tax charge of $4,500,000. It is reasonably likely that the ultimate outcome of settling all outstanding claims will be more or less than the estimated claims reserve at September 26, 2015.

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

Depending upon the specific type of borrowing, borrowings under the Credit Agreement bear interest based on either (a) the prime rate, (b) the federal funds effective rate, (c) the rate at the time offered to JPMorgan Chase Bank, N.A. in the Eurodollar market or (d) the London Interbank Offered Rate, plus a margin that is determined based on the level of the Company’s Leverage Ratio, as defined in the Credit Agreement. As of September 26, 2015 and during the entire 2015 third quarter, the Company had no borrowings outstanding under the Credit Agreement. The Credit Agreement maturity date is June 29, 2017.

Long-term investments, all of which are available-for-sale and are carried at fair value, include primarily investment-grade bonds and U.S. Treasury obligations having maturities of up to five years. Assuming that the long-term portion of investments remains at $59,356,000, the balance at September 26, 2015, a hypothetical increase or decrease in interest rates of 100 basis points would not have a material impact on future earnings on an annualized basis. Short-term investments consist of short-term investment-grade instruments and the current maturities of investment-grade corporate bonds and U.S. Treasury obligations. Accordingly, any future interest rate risk on these short-term investments would not be material to the Company’s operating results.

Assets and liabilities of the Company’s Canadian operations are translated from their functional currency to U.S. dollars using exchange rates in effect at the balance sheet date and revenue and expense accounts are translated at average monthly exchange rates during the period. Adjustments resulting from the translation process are included in accumulated other comprehensive income. Transactional gains and losses arising from receivable and payable balances, including intercompany balances, in the normal course of business that are denominated in a currency other than the functional currency of the operation are recorded in the statements of income when they occur. The assets held at the Company’s Canadian subsidiary at September 26, 2015 were, as translated to U.S. dollars, less than 1% of total consolidated assets. Accordingly, any translation gain or loss related to the Canadian operation would not be material.

Item 4. Controls and Procedures

As of the end of the period covered by this quarterly report on Form 10-Q, an evaluation was carried out, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended). Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of September 26, 2015 to provide reasonable assurance that information required to be disclosed by the Company in reports that it filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There were no significant changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended September 26, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Company

The following table provides information regarding the Company’s purchase of its common stock during the period from June 28, 2015 to September 26, 2015, the Company’s third fiscal quarter:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares That May Yet Be Purchased Under the Programs
June 27, 2015				3,000,000
June 28, 2015 – July 25, 2015	—	$—	—	3,000,000
July 26, 2015 – August 22, 2015	231,515	68.90	231,515	2,768,485
Aug 23, 2015 – Sept 26, 2015	180,516	66.85	180,516	2,587,969

Total	412,031	$68.00	412,031

On May 19, 2015, the Landstar System, Inc. Board of Directors authorized the Company to increase the number of shares of the Company’s common stock that the Company is authorized to purchase from time to time in the open market and in privately negotiated transactions under a previously announced purchase program to 3,000,000 shares. As of September 26, 2015, the Company has authorization to purchase 2,587,969 shares of its common stock under this program. No specific expiration date has been assigned to the May 19, 2015 authorization.

Dividends

During the thirty-nine-week period ended September 26, 2015, Landstar paid dividends as follows:

Dividend Amount per Share	Declaration Date	Record Date	Payment Date
$1.00	December 3, 2014	January 12, 2015	January 26, 2015
$0.07	January 27, 2015	February 16, 2015	March 13, 2015
$0.07	April 22, 2015	May 7, 2015	May 29, 2015
$0.08	July 22, 2015	August 10, 2015	August 28, 2015

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

LANDSTAR SYSTEM, INC.

Date: October 30, 2015	/s/ James B. Gattoni
James B. Gattoni
President and Chief Executive Officer

Date: October 30, 2015	/s/ L. Kevin Stout
L. Kevin Stout
Vice President and Chief Financial Officer