Form 10-K
period 2015-12-26
LANDSTAR SYSTEM INC
filed 2016-02-19
CIK 853816

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 26, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant was $2,905,285,000 (based on the per share closing price on June 26, 2015, the last business day of the Company’s second fiscal quarter, as reported on the NASDAQ Global Select Market). In making this calculation, the registrant has assumed, without admitting for any purpose, that all directors and executive officers of the registrant, and no other persons, are affiliates.

The number of shares of the registrant’s common stock, par value $0.01 per share (the “Common Stock”), outstanding as of the close of business on January 22, 2016 was 42,419,537.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following document are incorporated by reference in this Form 10-K as indicated herein:

Document	Part of 10-K Into Which Incorporated
Proxy Statement relating to Landstar System, Inc.’s Annual Meeting of Stockholders scheduled to be held on May 17, 2016	Part III

LANDSTAR SYSTEM, INC.

2015 ANNUAL REPORT ON FORM 10-K

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

Description of Business

Landstar is a worldwide asset-light provider of integrated transportation management solutions. The Company offers services to its customers across multiple transportation modes, with the ability to arrange for individual shipments of freight to enterprise-wide solutions to manage all of a customer’s transportation needs. Landstar provides services principally throughout the United States and to a lesser extent in Canada, and between the United States and Canada, Mexico and other countries around the world. The Company’s services emphasize safety, information coordination and customer service and are delivered through a network of independent commission sales agents and third party capacity providers linked together by a series of technological applications which are provided and coordinated by the Company. The nature of the Company’s business is such that a significant portion of its operating costs varies directly with revenue.

Landstar markets its integrated transportation management solutions primarily through independent commission sales agents and exclusively utilizes third party capacity providers to transport customers’ freight. Landstar’s independent commission sales agents enter into contractual arrangements with the Company and are responsible for locating freight, making that freight available to Landstar’s capacity providers and coordinating the transportation of the freight with customers and capacity providers. The Company’s third party capacity providers consist of independent contractors who provide truck capacity to the Company under exclusive lease arrangements (the “BCO Independent Contractors”), unrelated trucking companies who provide truck capacity to the Company under non-exclusive contractual arrangements (the “Truck Brokerage Carriers”), air cargo carriers, ocean cargo carriers and railroads. Through this network of agents and capacity providers linked together by Landstar’s information technology systems, Landstar operates an integrated transportation management solutions business primarily throughout North America with revenue of $3.3 billion during the most recently completed fiscal year. The Company reports the results of two operating segments: the transportation logistics segment and the insurance segment.

Transportation Logistics Segment

The transportation logistics segment provides a wide range of integrated transportation management solutions. Transportation services offered by the Company include truckload and less-than-truckload transportation, rail intermodal, air cargo, ocean cargo, expedited ground and air delivery of time-critical freight, heavy-haul/specialized, U.S.-Canada and U.S.-Mexico cross-border, project cargo and customs brokerage. Industries serviced by the transportation logistics segment include automotive products, building products, metals, chemicals, foodstuffs, heavy machinery, retail, electronics, ammunition and explosives and military equipment. In addition, the transportation logistics segment provides transportation services to other transportation companies, including third party logistics and less-than-truckload service providers. Each of the independent commission sales agents has the opportunity to market all of the services provided by the transportation logistics segment. Billings for freight transportation services are typically charged to customers on a per shipment basis for the physical transportation of freight and are referred to as transportation revenue. See “Notes to Consolidated Financial Statements” for the amount of revenue from external customers, measure of profit and total assets attributable to the transportation logistics segment for the last three fiscal years.

Truck Services.    The transportation logistics segment’s truck transportation services include a full array of truckload transportation for a wide range of commodities and, to a lesser degree, less-than-truckload transportation services. A significant portion of the Company’s truckload services are delivered in the spot market over irregular or non-repetitive routes, while approximately 30% of the Company’s fiscal year 2015 truck transportation revenue was provided on more routine, regular routes utilizing Landstar provided trailing equipment. The Company utilizes a broad assortment of equipment, including dry and specialty vans of various sizes, unsided/platform trailers (including flatbeds, drop decks and light specialty trailers), temperature-controlled vans and containers. Available truck transportation services also include short-to-long haul movement of containers by truck and expedited ground and dedicated power-only truck capacity. During fiscal year 2015, revenue hauled by BCO Independent Contractors and Truck Brokerage Carriers was 46% and 47%, respectively, of consolidated revenue. Also, during fiscal year 2015, truck transportation revenue hauled via van equipment and unsided/platform trailing equipment was 61% and 36%, respectively, of truck transportation revenue and less-than-truckload revenue was 3% of truck transportation revenue. The Company’s truck services contributed 93% of consolidated revenue in fiscal year 2015, 94% of consolidated revenue in fiscal year 2014 and 93% of consolidated revenue in fiscal year 2013.

Rail Intermodal Services.    The transportation logistics segment has contracts with Class 1 domestic and Canadian railroads, certain short-line railroads and most major asset-based intermodal equipment providers, including agreements with stacktrain operators and container and trailing equipment companies. In addition, the transportation logistics segment has contracts with a vast network of local trucking companies that handle pick-up and delivery of rail freight. These contracts provide the transportation logistics segment the ability to transport freight via rail throughout the United States, Canada and Mexico. The transportation logistics segment’s rail intermodal service capabilities include trailer on flat car, container on flat car, box car and railcar. The transportation logistics segment’s rail intermodal services contributed 3% of consolidated revenue in each of fiscal years 2015, 2014 and 2013.

Air and Ocean Services.    The transportation logistics segment provides domestic and international air services and ocean services to its customers. The Company executes international freight transportation as an International Air Transport Association (IATA) certified Indirect Air Carrier (IAC), a Federal Maritime Commission (FMC) licensed non-vessel operating common carrier (NVOCC) and as a licensed freight forwarder. Through its network of independent commission sales agents, relationships within a global network of foreign freight forwarders and contracts with a number of airlines and ocean lines, the transportation logistics segment provides efficient and cost effective door-to-door transportation to most points in the world for a vast array of cargo types such as over-sized break bulk, consolidations, full container loads and refrigerated freight. The transportation logistics segment’s air and ocean services contributed 3% of consolidated revenue in fiscal year 2015, 2% of consolidated revenue in fiscal year 2014 and 3% of consolidated revenue in fiscal year 2013.

Insurance Segment

The insurance segment is comprised of Signature, a wholly owned offshore insurance subsidiary, and RMCS. This segment provides risk and claims management services to certain of Landstar’s Operating Subsidiaries. In addition, it reinsures certain risks of the Company’s BCO Independent Contractors and provides certain property and casualty insurance directly to certain of Landstar’s Operating Subsidiaries. Revenue at the insurance segment represents reinsurance premiums from third party insurance companies that provide insurance programs to BCO Independent Contractors where all or a portion of the risk of loss is ultimately borne by Signature. Revenue at the insurance segment represented approximately 1% of the Company’s consolidated revenue in each of fiscal years 2015, 2014 and 2013. See “Notes to Consolidated Financial Statements” for the amount of revenue from external customers, measure of profit and total assets attributable to the insurance segment for the last three fiscal years.

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

Management believes the Company has more independent commission sales agents than any other asset-light integrated transportation management solutions company in the United States. Landstar’s vast network of independent commission sales agent locations provides the Company regular contact with shippers at the local level and the capability to be highly responsive to shippers’ changing needs. The Company’s large fleet of available capacity provides the agent network the resources needed to service both large and small shippers. Through its agent network, the Company offers smaller shippers a level of service comparable to that typically enjoyed only by larger customers. Examples include the ability to provide transportation services on short notice, multiple pick-up and delivery points, electronic data interchange capability and access to specialized equipment. In addition, a number of the Company’s agents specialize in certain types of freight and transportation services (such as oversized or heavy loads and/or rail, air and international freight transportation). Each independent commission sales agent has the opportunity to market all of the services provided by the transportation logistics segment.

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

The Company had 512 and 525 agents who each generated at least $1 million in Landstar revenue during fiscal years 2015 and 2014, respectively, (the “Million Dollar Agents”). Landstar revenue from the Million Dollar Agents in the aggregate represented 92% of consolidated revenue in both fiscal years 2015 and 2014. Annually, the Company has experienced very few terminations of its Million Dollar Agents, whether such terminations are initiated by the agent or the Company. Annual terminations of Million Dollar Agents are typically 3% or less of the total number of Million Dollar Agents. Management believes that the majority of the Million Dollar Agents choose to represent the Company exclusively.

Third Party Capacity

The Company relies exclusively on independent third parties for its hauling capacity other than for trailing equipment owned or leased by the Company and utilized primarily by the BCO Independent Contractors. These third party transportation capacity providers consist of BCO Independent Contractors, Truck Brokerage Carriers, air and ocean cargo carriers and railroads. Landstar’s use of capacity provided by third parties allows it to maintain a lower level of capital investment, resulting in lower fixed costs. During fiscal year 2015, revenue hauled by BCO Independent Contractors, Truck Brokerage Carriers and railroads represented approximately 46%, 47% and 3%, respectively, of the Company’s consolidated revenue. Historically, annual revenue hauled by BCO Independent Contractors has exceeded annual revenue hauled by Truck Brokerage Carriers. In fiscal year 2015, for the first time in the Company’s history, revenue hauled by Truck Brokerage Carriers exceeded revenue hauled by BCO Independent Contractors. Collectively, revenue hauled by air and ocean cargo carriers represented approximately 3% of the Company’s consolidated revenue during fiscal year 2015. Historically, the gross profit margin (defined as gross profit, which is defined as revenue less the cost of purchased transportation and commissions to agents, divided by revenue) generated from freight hauled by BCO Independent Contractors has been greater than that from freight hauled by other third party capacity providers. However, the Company’s insurance and claims costs and other operating costs are incurred primarily in support of BCO Independent Contractor capacity. In addition, as further described in the “Corporate Services” section that follows, the Company incurs significantly higher selling, general and administrative costs in support of BCO Independent Contractor capacity as compared to the other modes of transportation. Purchased transportation costs are recognized upon the completion of freight delivery.

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

The Company’s network of BCO Independent Contractors provides marketing, operating, safety, recruiting and retention advantages to the Company.

The Company’s BCO Independent Contractors are compensated primarily based on a contractually agreed-upon percentage of revenue generated by loads they haul. This percentage generally ranges from 62% to 73% where the BCO Independent Contractor provides only a tractor and 72% to 77% where the BCO Independent Contractor provides both a tractor and trailing equipment. The BCO Independent Contractor must pay substantially all of the expenses of operating his/her equipment, including driver wages and benefits, fuel, physical damage insurance, maintenance, highway use taxes and debt service, if applicable. The Company passes 100% of fuel surcharges billed to customers for freight hauled by BCO Independent Contractors to its BCO Independent Contractors. During fiscal year 2015, the Company billed customers $174.7 million in fuel surcharges and passed 100% of such fuel surcharges to the BCO Independent Contractors. These fuel surcharges are excluded from revenue and the cost of purchased transportation.

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

The number of trucks provided to the Company by BCO Independent Contractors was 9,500 at December 26, 2015, compared to 8,932 at December 27, 2014. At December 26, 2015, 98% of the trucks provided by BCO Independent Contractors were provided by BCO Independent Contractors who provided five or fewer trucks to the Company. The number of trucks provided by BCO Independent Contractors fluctuates daily as a result of truck recruiting and truck terminations. More trucks were recruited in fiscal year 2015 than in fiscal year 2014 but trucks terminated were higher in fiscal year 2015 than in fiscal year 2014, resulting in an overall net gain of 568 trucks during fiscal year 2015. Landstar’s BCO Independent Contractor truck turnover was approximately 25% in fiscal year 2015 compared to 22% in fiscal year 2014. Approximately 42% of 2015 turnover was attributable to BCO Independent Contractors who had been with the Company for less than one year. Management believes that factors that have historically favorably impacted turnover include the Company’s extensive agent network, available freight, the Company’s programs to reduce the operating costs of its BCO Independent Contractors and Landstar’s reputation for quality, service, reliability and financial strength.

Truck Brokerage Carriers.    At December 26, 2015, the Company maintained a database of over 44,000 approved Truck Brokerage Carriers who provide truck capacity to the Company. Truck Brokerage Carriers provide truck capacity to the Company under non-exclusive contractual arrangements and each operates under its own DOT-issued motor carrier operating authority. Truck Brokerage Carriers are paid either a negotiated rate for each load hauled or, to a lesser extent, a contractually agreed-upon fixed rate per load. The Company recruits, approves, establishes contracts with and tracks safety ratings and service records of these third party trucking companies. In addition to providing additional capacity to the Company, the use of Truck Brokerage Carriers enables the Company to pursue different types and quality of freight such as temperature-controlled, short-haul traffic and less-than-truckload and, in certain instances, lower-priced freight that generally would not be handled by the Company’s BCO Independent Contractors.

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

Trailing Equipment

The Company offers its customers a large and diverse fleet of trailing equipment. The following table illustrates the mix of the trailing equipment as of December 26, 2015, either provided by the BCO Independent Contractors or owned or leased by the Company and made available primarily to BCO Independent Contractors. In general, Truck Brokerage Carriers utilize their own trailing equipment when providing transportation services on behalf of Landstar. Truck Brokerage Carrier trailing equipment is not included in the following table:

Trailers by Type
Vans	11,423
Unsided/platform, including flatbeds, step decks, drop decks and low boys	3,220
Temperature-controlled	118

Total	14,761

Specialized services offered by the Company include those provided by a large fleet of flatbed trailers and multi-axle trailers capable of hauling extremely heavy or oversized loads. Management believes the Company, along with its network of capacity providers, offers the largest fleet of heavy/specialized trailing equipment in the United States.

At December 26, 2015, 10,363 of the trailers available to the BCO Independent Contractors were owned by the Company and 360 were leased. In addition, at December 26, 2015, 4,038 trailers were provided by the BCO Independent Contractors. Approximately 30% of Landstar’s truck transportation revenue was hauled on Landstar provided trailing equipment during fiscal year 2015.

Customers

The Company’s customer base is highly diversified and dispersed across many industries, commodities and geographic regions. The Company’s top 100 customers accounted for approximately 44% and 42%, respectively, of consolidated revenue during fiscal years 2015 and 2014. Management believes that the Company’s overall size, technological applications, geographic coverage, access to equipment and diverse service capability offer the Company significant competitive marketing and operating advantages. These advantages allow the Company to meet the needs of even the largest shippers. Larger shippers often consider reducing the number of authorized carriers they use in favor of a small number of “core carriers,” such as the Company, whose size and diverse service capabilities enable these core carriers to satisfy most of the shippers’ transportation needs. The Company’s national account customers include the United States Department of Defense and many of the companies included in the Fortune 500. Large shippers are also using third party logistics providers (“3PLs”) to outsource the management and coordination of their transportation needs. 3PLs and other transportation companies also utilize the Company’s available transportation capacity to satisfy their obligations to their shippers. There were ten transportation service providers, including 3PLs, included in the Company’s top 25 customers for the fiscal year 2015. Management believes the Company’s network of agents and third party capacity providers allows it to efficiently attract and service smaller shippers which may not be as desirable to other large transportation providers (see above under “Agent Network”). No customer accounted for more than 4% of the Company’s 2015 revenue.

Technology

Management believes leadership in the development and application of information technology systems is an ongoing part of providing high quality service. Landstar focuses on providing integrated transportation management solutions which emphasize customer service and information coordination among its independent commission sales agents, customers and capacity providers. The Company continues to focus on identifying, purchasing or developing and implementing software applications which are designed to improve its operational and administrative efficiency, assist its independent commission sales agents in efficiently sourcing capacity and pricing transportation services, assist customers in meeting their transportation needs and assist its third party capacity providers in identifying desirable freight. Landstar intends to continue to improve its systems and technologies to meet the total needs of its agents, customers and third party capacity providers.

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

Administrative support services that provide operational and financial advantages to the network include customer contract administration, customer credit review and approvals, sales administration and pricing, customer billing, accounts receivable collections, third party capacity settlement, safety and operator and equipment compliance management, insurance claims handling, coordination of vendor discount programs and third party capacity quality programs. Marketing and advertising strategies are also provided by the Company. The Company’s practices of accepting customer credit risk and paying its agents and carriers promptly provides a significant competitive advantage to the Company in comparison to less capitalized competitors.

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

The transportation industry is subject to possible other regulatory and legislative changes (such as the possibility of more stringent environmental, climate change and/or safety/security regulations, limits on vehicle weight and size and a mandate to implement electronic logging devices) that may affect the economics of the industry by requiring changes in operating practices or by changing the demand for motor carrier services or the cost of providing truckload or other transportation or logistics services.

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

Employees

As of December 26, 2015, the Company and its subsidiaries employed 1,223 individuals. Approximately six Landstar Ranger drivers (out of a Company total of 9,500 drivers for BCO Independent Contractors) are members of the International Brotherhood of Teamsters. The Company considers relations with its employees to be good.

Item 1A.	Risk Factors

Increased severity or frequency of accidents and other claims or a material unfavorable development of existing claims.    As noted above in Item 1, “Business — Factors Significant to the Company’s Operations — Self-Insured Claims,” potential liability associated with accidents in the trucking industry is severe and occurrences are unpredictable. For commercial trucking claims, Landstar retains liability up to $5,000,000 per occurrence. The Company also retains liability of up to $1,000,000 for each general liability claim, up to $250,000 for each workers’ compensation claim and up to $250,000 for each cargo claim. The Company’s exposure to liability associated with accidents incurred by Truck Brokerage Carriers, railroads and air and ocean cargo carriers who transport freight on behalf of the Company is reduced by various factors including the extent to which such carriers maintain their own insurance coverage. A material increase in the frequency or severity of accidents, cargo claims or workers’ compensation claims or the material unfavorable development of existing claims could have a material adverse effect on Landstar’s cost of insurance and claims and its results of operations.

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

Dependence on independent commission sales agents.    As noted above in Item 1, “Business — Factors Significant to the Company’s Operations — Agent Network,” the Company markets its services primarily through independent commission sales agents. During fiscal year 2015, 512 agents generated revenue for Landstar of at least $1 million each (the “Million Dollar Agents”), or in the aggregate approximately 92% of Landstar’s consolidated revenue. Landstar competes with motor carriers and other third parties for the services of these independent commission sales agents. Landstar has historically experienced very limited agent turnover in the number of its Million Dollar Agents. There can be no assurances, however, that Landstar will continue to experience very limited turnover of its Million Dollar Agents in the future. Landstar’s contracts with its agents, including its Million Dollar Agents, are typically terminable without cause upon 10 to 30 days’ notice by either party and generally contain significant but not unqualified non-compete provisions limiting the ability of a former agent to compete with Landstar for a specified period of time post-termination, and other restrictive covenants. The loss of some of the Company’s Million Dollar Agents and/or a significant decrease in revenue generated by Million Dollar Agents could have a material adverse effect on Landstar, including its results of operations and revenue.

Dependence on third party capacity providers.    As noted above in Item 1, “Business — Factors Significant to the Company’s Operations — Transportation Capacity,” Landstar does not own trucks or other transportation equipment (other than trailing equipment) and relies on third party capacity providers, including BCO Independent Contractors, Truck Brokerage Carriers, railroads and air and ocean cargo carriers, to transport freight for its customers. The Company competes with motor carriers and other third parties for the services of

BCO Independent Contractors and other third party capacity providers. The market for qualified truck owner-operators and other third party truck capacity providers is very competitive among motor carriers and no assurances can be given that the Company will be able to maintain or expand the number of BCO Independent Contractors or other third party truck capacity providers. Additionally, the Company’s third party capacity providers other than BCO Independent Contractors can be expected, under certain circumstances, to charge higher prices to cover increased operating expenses, such as any increases in the cost of fuel, and the Company’s operating income may decline without a corresponding increase in price to the customer. A significant decrease in available capacity provided by either the Company’s BCO Independent Contractors or other third party capacity providers, or increased rates charged by other third party capacity providers that cannot be passed through to customers, could have a material adverse effect on Landstar, including its results of operations and revenue.

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

Substantial industry competition.    As noted above in Item 1, “Business — Factors Significant to the Company’s Operations — Competition,” Landstar competes primarily in the transportation and logistics services industry. This industry is extremely competitive and fragmented. Landstar competes primarily with truckload carriers, intermodal transportation service providers, railroads, less-than-truckload carriers, third party logistics companies and other asset-light transportation and logistics service providers. Management believes that competition for the freight transported by the Company is based on service, efficiency and freight rates, which are influenced significantly by the economic environment, particularly the amount of available transportation capacity and freight demand. Historically, competition has created downward pressure on freight rates. In addition, many large shippers are using third party logistics providers (“3PLs”) other than the Company to outsource the management and coordination of their transportation needs rather than directly arranging for transportation services with carriers. As noted above, there were ten transportation service providers, including 3PLs, included in the Company’s top 25 customers for the fiscal year ended December 26, 2015. Usage by large shippers of 3PLs often provides carriers, such as the Company, with a less direct relationship with the shipper and, as a result, may increase pressure on freight rates while making it more difficult for the Company to compete primarily based on service and efficiency. A decrease in freight rates could have a material adverse effect on Landstar, including its revenue and operating income.

Status of independent contractors.    In recent years, the topic of the classification of individuals as employees or independent contractors has gained increased attention among federal and state regulators as well as the plaintiffs’ bar. Various legislative or regulatory proposals have been introduced at the federal and state levels that may affect the classification status of individuals as independent contractors or employees for either employment tax purposes (withholding, social security, Medicare and unemployment taxes) or other benefits available to employees (most notably, workers’ compensation benefits). Recently, certain states (most prominently, California) have seen significant increased activity by tax and other regulators and numerous class action lawsuits filed against transportation companies that engage independent contractors.

There are many different tests and standards that may apply to the determination of whether a relationship is that of an independent contractor or one of employment. For example, different standards may be applied by the Internal Revenue Service, the U.S. Department of Labor, the National Labor Relations Board, state unemployment agencies, state departments of labor, state taxing authorities, the Equal Employment Opportunity Commission, state discrimination or disability benefit administrators and state workers compensation boards, among others. For federal tax purposes, most individuals are classified as employees or independent contractors based on a multi-factor “common-law” analysis rather than any definition found in the Internal Revenue Code or Internal Revenue Service regulations. In addition, under Section 530 of the Revenue Act of 1978, a taxpayer that meets certain criteria may treat an individual as an independent contractor for employment tax purposes if the taxpayer has been audited without being told to treat similarly situated workers as employees, if the taxpayer has received a ruling from the Internal Revenue Service or a court decision affirming the taxpayer’s treatment of the individual as an independent contractor, or if the taxpayer is following a long-standing recognized practice.

The Company classifies its BCO Independent Contractors and independent commission sales agents as independent contractors for all purposes, including employment tax and employee benefits. There can be no assurance that legislative, judicial, administrative or regulatory (including tax) authorities will not introduce proposals or assert interpretations of existing rules and regulations that would change the employee/independent contractor classification of BCO Independent Contractors or independent commission sales agents doing business with the Company. Although management believes that there are no proposals currently pending that would significantly change the employee/independent contractor classification of BCO Independent Contractors or independent commission sales agents currently doing business with the Company, potential changes, if any, with respect to these BCO Independent Contractor and independent commission sales agent classifications could have a material adverse effect on Landstar’s operating model. Further, the costs associated with any such potential changes could have a material adverse effect on the Company’s results of operations and financial condition if Landstar were unable to pass through to its customers an increase in price corresponding to such increased costs. Moreover, class action litigation in this area against other transportation companies has resulted in significant damage awards and/or monetary settlements for workers who have been allegedly misclassified as independent contractors and the legal and other related expenses associated with litigating these cases can be substantial.

Regulatory and legislative changes.    As noted above in Item 1, “Business — Factors Significant to the Company’s Operations — Regulation,” certain of the Operating Subsidiaries are motor carriers and/or property brokers authorized to arrange for transportation services by motor carriers which are regulated by the Federal Motor Carrier Safety Administration (FMCSA), an agency of the U.S. Department of Transportation, and by various state agencies. Certain of the Operating Subsidiaries are licensed as ocean transportation intermediaries by the U.S. Federal Maritime Commission as non-vessel-operating common carriers and/or as ocean freight forwarders. The Company’s air transportation activities in the United States are subject to regulation by the U.S. Department of Transportation as an indirect air carrier. One of the Company’s subsidiaries is licensed by the U.S. Department of Homeland Security through the Bureau of U.S. Customs and Border Protection (“U.S. Customs”) as a customs broker. The Company is also subject to regulations and requirements relating to safety and security promulgated by, among others, the U.S. Department of Homeland Security through U.S. Customs and the Transportation Security Administration, the Canada Border Services Agency and various state and local agencies and port authorities. The transportation industry is subject to possible regulatory and legislative changes (such as increasingly stringent environmental, climate change and/or safety/security regulations or limits on vehicle weight and size and a mandate to implement electronic logging devices) that may affect the economics of the industry by requiring changes in operating practices or by changing the demand for common or contract carrier services or the cost of providing truckload or other transportation or logistics services.

In particular, the FMCSA is consistently proposing regulatory changes that affect the operation of commercial motor carriers across the United States. The FMSCA has established the Compliance Safety Accountability (CSA) motor carrier oversight program. The Company believes the intent of this program is to improve regulatory oversight of motor carriers and commercial drivers using a safety measurement system methodology that is fundamentally different from the methodology that the FMCSA has historically relied upon. Under CSA, the FMCSA monitors seven Behavior Analysis and Safety Improvement Categories, or BASICs, under which a motor carrier may be evaluated. Since the introduction of CSA in December 2010, the FMCSA has considered and implemented changes to the methodologies used to determine carrier scores within a BASIC as well as to the BASICs, themselves. The FMCSA has also established threshold scores for each BASIC. In the event a motor carrier has one or more BASIC scores that exceeds the applicable threshold, the motor carrier has an increased risk of roadside inspection and/or compliance review by FMSCA. BASIC scores in excess of applicable thresholds may also adversely affect a motor carrier’s overall safety rating and/or its relationships with customers. On December 4, 2015, President Obama signed into law the Fixing America’s Surface Transportation Act, or the “FAST Act.” Among other items, the FAST Act requires the FMCSA to engage the National Research Council to conduct a study of CSA and the Safety Measurement System (SMS) utilized by the CSA program. As a result of the FAST Act, the FMCSA announced that the BASIC scores have been removed from public view and are expected to remain hidden from public view while changes to CSA are considered. In addition, the hours of service regulations which govern the work hours of commercial drivers remain under review by FMCSA and FMCSA has a number of other proposals that are in process, including a rule which would mandate the use of electronic logging devices in certain over-the-road commercial motor vehicles. It is difficult to predict which and in what form CSA or any other FMCSA regulations may be implemented, modified or enforced and what impact any such regulation may have on motor carrier operations or the aggregate number of trucks that provide hauling capacity to the Company.

In addition, recent focus on climate change and related environmental matters has led to efforts by federal, state and local governmental agencies to support legislation and regulations to limit the amount of carbon emissions, including emissions created by diesel engines utilized in tractors operated by the Company’s BCO Independent Contractors and Truck Brokerage Carriers. Moreover, federal, state and local governmental agencies may also focus on regulation in relation to trailing equipment specifications in an effort to achieve, among other things, lower carbon emissions. For example, the California Air Resources Board (“CARB”) has implemented regulations that restrict the ability of certain tractors and trailers from operating in California. The Company currently is in a multi-year process of replacing its entire fleet of van trailing equipment to maintain CARB-compliant trailer operations. Further, CARB has established regulations that impose emission standards on nearly all diesel-fueled trucks with gross vehicle weight ratings in excess of 14,000 lbs. that operate in California. No assurances can be given with respect to the extent BCO Independent Contractors will choose to become CARB-compliant by purchasing a new or used CARB-compliant tractor, replacing the engine in their existing tractor with a CARB-compliant engine or performing an exhaust retrofit of their existing tractor by installing a particulate matter filter. Accordingly, many of the Company’s BCO Independent Contractors may choose not to haul loads that would require travel within California, which could affect the ability of the Company to service customer freight needs for freight originating from, delivering to or traveling through California. Moreover, increased regulation on tractor or trailing equipment specifications, including emissions created by diesel engines, could create substantial costs on the Company and the Company’s third party capacity providers and, in turn, increase the cost of purchased transportation to the Company. An increase in the costs to purchase, lease or maintain tractor or trailing equipment or in purchased transportation cost caused by new regulations without a corresponding increase in price to the customer could adversely affect Landstar, including its results of operations and financial condition.

Disruptions or failures in the Company’s computer systems; cyber incidents.    As noted above in Item 1, “Business — Factors Significant to the Company’s Operations — Technology,” the Company’s information technology systems used in connection with its operations are located in Jacksonville, Florida and to a lesser extent in Rockford, Illinois. In addition, the Company utilizes several third party data centers throughout the U.S. Landstar relies in the regular course of its business on the proper operation of its information technology systems to link its extensive network of customers, agents and third party capacity providers, including its BCO Independent Contractors. Although the Company has redundant systems for its critical operations, any significant disruption or failure of its technology systems or those of third party data centers on which it relies could significantly disrupt the Company’s operations and impose significant costs on the Company. Moreover, it is critical that the data processed by the Company’s information technology systems remain confidential, as it often includes confidential, proprietary and/or competitively sensitive information regarding our customers, agents and third party capacity providers, employee records and key financial and operational results and statistics. Cyber incidents that impact the security, availability, reliability, speed, accuracy or other proper functioning of these systems, including outages, computer viruses, break-ins and similar disruptions, could have a significant impact on our operations. Accordingly, cyber security and the continued development and enhancement of the controls and processes designed to protect our systems, computers, software, data and networks from attack, damage or unauthorized access remain a priority for us. Although we believe that we have robust information security procedures and other safeguards in place, as cyber threats continue to evolve, we may be required to expend additional resources to continue to enhance our information security measures and/or to investigate and remediate any information security vulnerabilities. A significant cyber incident, including system failure, security breach, disruption by malware, or other damage, could interrupt or delay our operations, damage our reputation, cause a loss of customers, agents or third party capacity providers, expose us to a risk of loss or litigation, and/or cause us to incur significant time and expense to remedy such an event, any of which could have a material adverse impact on our results of operations and financial position.

Dependence on key vendors.    As described above under “Dependence on third party insurance companies” and “Disruptions or failures in the Company’s computer systems; cyber incidents,” the Company is dependent on certain vendors, including third party insurance companies, third party data center providers, third party information technology application providers and third party payment disbursement providers. Any inability to negotiate satisfactory terms with one of these key vendors or any other significant disruption to or termination of a relationship with one of these key vendors could disrupt the Company’s operations and impose significant costs on the Company.

Potential changes in fuel taxes.    From time to time, various legislative proposals are introduced to increase federal, state, or local taxes, including taxes on motor fuels. The Company cannot predict whether, or in what form, any increase in such taxes applicable to the transportation services provided by the Company will be enacted and, if enacted, whether or not the Company’s Truck Brokerage Carriers would attempt to pass the increase on to the Company or if the Company will be able to reflect this potential increased cost of capacity, if any, in prices to customers. Any such increase in fuel taxes, without a corresponding increase in price to the customer, could have a material adverse effect on Landstar, including its results of operations and financial condition. Moreover, competition from other transportation service companies including those that provide non-trucking modes of transportation would likely increase if state or federal taxes on fuel were to increase without a corresponding increase in taxes imposed upon other modes of transportation.

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

The Company cannot predict the effect on its business of threatened or real terrorist attacks. It is possible that such threats could result in the catastrophic loss or disruption in use of facilities, roadways, railroads, borders or ports where the Company operates. Also, anti-terrorism security measures could slow freight movements and negatively affect consumer confidence, the overall economy and the transportation industry. Such events could adversely affect Landstar, including its results of operations and financial condition.

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

	2015 Market Price		2014 Market Price		Dividends Declared
Fiscal Period	High	Low	High	Low	2015	2014	2013
First Quarter	$74.88	$63.11	$61.92	$56.00	$0.070	$0.060	$—
Second Quarter	69.12	60.51	65.79	58.29	0.070	0.060	—
Third Quarter	73.60	63.71	73.95	63.32	0.080	0.070	—
Fourth Quarter	67.44	53.99	81.80	67.93	0.080	1.070	0.350

The reported last sale price per share of the Common Stock as reported on the NASDAQ Global Select Market on January 22, 2016 was $57.73 per share. As of such date, Landstar had 42,419,537 shares of Common Stock outstanding and had 82 stockholders of record of its Common Stock. However, the Company estimates that it has a significantly greater number of stockholders because a substantial number of the Company’s shares are held by brokers or dealers for their customers in street name.

Purchases of Equity Securities by the Company

The following table provides information regarding the Company’s purchases of its Common Stock during the period from September 27, 2015 to December 26, 2015, the Company’s fourth fiscal quarter:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares That May Yet Be Purchased Under the Programs
September 26, 2015				2,587,969
Sept. 27, 2015 - Oct. 24, 2015	—	$—	—	2,587,969
Oct. 25, 2015 - Nov. 21, 2015	778,563	62.29	778,563	1,809,406
Nov. 22, 2015 - Dec. 26, 2015	—	—	—	1,809,406

Total	778,563	$62.29	778,563

On May 19, 2015, the Landstar System, Inc. Board of Directors authorized the Company to increase the number of shares of the Company’s Common Stock that the Company is authorized to purchase from time to time in the open market and in privately negotiated transactions under a previously announced purchase program to 3,000,000 shares. As of December 26, 2015, the Company has authorization to purchase 1,809,406 shares of its Common Stock under this program. No specific expiration date has been assigned to the May 19, 2015 authorization.

Dividends

During fiscal year 2015, Landstar paid dividends as follows:

Dividend Amount per Share	Declaration Date	Record Date	Payment Date
$1.00	December 3, 2014	January 12, 2015	January 26, 2015
$0.07	January 27, 2015	February 16, 2015	March 13, 2015
$0.07	April 22, 2015	May 7, 2015	May 29, 2015
$0.08	July 22, 2015	August 10, 2015	August 28, 2015
$0.08	October 21, 2015	November 10, 2015	December 4, 2015

Dividends payable of $1.00 per share, or of $44,794,000 in the aggregate, was included in current liabilities in the consolidated balance sheet at December 27, 2014. On January 26, 2016, the Company announced the declaration of a quarterly dividend of $0.08 per share payable on March 11, 2016, to stockholders of record on February 15, 2016. It is currently the intention of the Board of Directors to pay a quarterly dividend going forward.

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

Equity Compensation Plan Information

The Company maintains a stock compensation plan for members of its Board of Directors and two employee equity incentive plans. The following table presents information related to securities authorized for issuance under these plans at December 26, 2015:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted-average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Security Holders	637,221	$47.24	4,402,492
Equity Compensation Plans Not Approved by Security Holders	0	0	0

Under the 2011 Equity Incentive Plan (the “2011 EIP”), the issuance of (i) a non-vested share of Landstar Common Stock issued in the form of restricted stock and (ii) a share of Landstar Common Stock issued upon the vesting of a previously granted restricted stock unit each counts as the issuance of two securities against the number of securities available for future issuance. Included in the number of securities remaining available for future issuance under equity compensation plans were 94,334 shares of Common Stock reserved for issuance under the 2013 Directors’ Stock Compensation Plan.

Financial Model Shareholder Returns

The following graph illustrates the return that would have been realized, assuming reinvestment of dividends, by an investor who invested $100 in each of the Company’s Common Stock, the Standard and Poor’s 500 Stock Index and the Dow Jones Transportation Stock Index for the period commencing December 25, 2010 through December 26, 2015.

Item 6.	Selected Financial Data

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

SELECTED CONSOLIDATED FINANCIAL DATA

(Dollars in thousands, except per share amounts)

	Fiscal Years
Income Statement Data:	2015	2014	2013	2012	2011
Revenue	$3,321,091	$3,184,790	$2,664,780	$2,770,799	$2,628,374
Investment income	1,396	1,381	1,475	1,563	1,705
Costs and expenses:
Purchased transportation	2,551,343	2,461,143	2,046,927	2,130,323	2,007,666
Commissions to agents	270,260	250,780	211,355	218,122	209,917
Other operating costs, net of gains on asset sales/dispositions	31,618	25,771	21,568	22,582	28,285
Insurance and claims	48,754	46,280	50,438	37,289	42,638
Selling, general and administrative	149,704	150,250	131,710	138,094	136,841
Depreciation and amortization	29,102	27,575	27,667	25,213	23,905

Total costs and expenses	3,080,781	2,961,799	2,489,665	2,571,623	2,449,252

Operating income	241,706	224,372	176,590	200,739	180,827
Interest and debt expense	2,949	3,177	3,211	3,110	3,109

Income from continuing operations before income taxes	238,757	221,195	173,379	197,629	177,718
Income taxes	91,068	82,386	64,457	71,063	66,175

Income from continuing operations	147,689	138,809	108,922	126,566	111,543
Discontinued operations:
Income from discontinued operations, net of income taxes	—	—	4,058	3,215	1,464
Gain on sale of discontinued operations, net of income taxes	—	—	33,029	—	—

Income from discontinued operations, net of income taxes	—	—	37,087	3,215	1,464

Net income	$147,689	$138,809	$146,009	$129,781	$113,007

Earnings per common share:
Income from continuing operations	$3.38	$3.09	$2.37	$2.71	$2.35
Income from discontinued operations	$—	$—	$0.81	$0.07	$0.03
Earnings per common share	$3.38	$3.09	$3.17	$2.78	$2.38
Diluted earnings per share:
Income from continuing operations	$3.37	$3.07	$2.36	$2.70	$2.35
Income from discontinued operations	$—	$—	$0.80	$0.07	$0.03
Diluted earnings per share	$3.37	$3.07	$3.16	$2.77	$2.38
Dividends per common share	$0.30	$1.26	$0.35	$0.73	$0.21

Balance Sheet Data:	Dec. 26, 2015	Dec. 27, 2014	Dec. 28, 2013	Dec. 29, 2012	Dec. 31, 2011
Total assets	$998,070	$1,044,212	$970,696	$879,421	$808,449
Long-term debt, including current maturities	124,292	111,321	101,505	114,141	132,342
Shareholders’ equity	466,237	488,261	454,481	379,454	300,577

The information above for fiscal years 2011, 2012 and 2013 has been adjusted for the completion of the sale of Landstar Supply Chain Solutions, Inc., including its wholly owned subsidiary, Landstar Supply Chain Solutions LLC (collectively, “LSCS”), to XPO Logistics, Inc. and the treatment of LSCS as a discontinued operation effective December 28, 2013.

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

Landstar markets its integrated transportation management solutions primarily through independent commission sales agents and exclusively utilizes third party capacity providers to transport customers’ freight. Landstar’s independent commission sales agents enter into contractual arrangements with the Company and are responsible for locating freight, making that freight available to Landstar’s capacity providers and coordinating the transportation of the freight with customers and capacity providers. The Company’s third party capacity providers consist of independent contractors who provide truck capacity to the Company under exclusive lease arrangements (the “BCO Independent Contractors”), unrelated trucking companies who provide truck capacity to the Company under non-exclusive contractual arrangements (the “Truck Brokerage Carriers”), air cargo carriers, ocean cargo carriers and railroads. Through this network of agents and capacity providers linked together by Landstar’s information technology systems, Landstar operates an integrated transportation management solutions business primarily throughout North America with revenue of $3.3 billion during the most recently completed fiscal year. The Company reports the results of two operating segments: the transportation logistics segment and the insurance segment.

The transportation logistics segment provides a wide range of integrated transportation management solutions. Transportation services offered by the Company include truckload and less-than-truckload transportation, rail intermodal, air cargo, ocean cargo, expedited ground and air delivery of time-critical freight, heavy-haul/specialized, U.S.-Canada and U.S.-Mexico cross-border, project cargo and customs brokerage. Industries serviced by the transportation logistics segment include automotive products, building products, metals, chemicals, foodstuffs, heavy machinery, retail, electronics, ammunition and explosives and military equipment. In addition, the transportation logistics segment provides transportation services to other transportation companies, including third party logistics and less-than-truckload service providers. Each of the independent commission sales agents has the opportunity to market all of the services provided by the transportation logistics segment. Billings for freight transportation services are typically charged to customers on a per shipment basis for the physical transportation of freight and are referred to as transportation revenue. During fiscal year 2015, revenue hauled by BCO Independent Contractors, Truck Brokerage Carriers and railroads represented approximately 46%, 47% and 3%, respectively, of the Company’s consolidated revenue. Collectively, revenue hauled by air and ocean cargo carriers represented approximately 3% of the Company’s consolidated revenue during fiscal year 2015.

The insurance segment is comprised of Signature Insurance Company, a wholly owned offshore insurance subsidiary (“Signature”), and Risk Management Claim Services, Inc. This segment provides risk and claims management services to certain of Landstar’s Operating Subsidiaries. In addition, it reinsures certain risks of the Company’s BCO Independent Contractors and provides certain property and casualty insurance directly to certain of Landstar’s Operating Subsidiaries. Revenue at the insurance segment represents reinsurance premiums from third party insurance companies that provide insurance programs to BCO Independent Contractors where all or a portion of the risk is ultimately borne by Signature. Revenue at the insurance segment represented approximately 1% of the Company’s consolidated revenue for fiscal year 2015.

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

	Fiscal Years
	2015	2014	2013
Number of Million Dollar Agents	512	525	478

Average revenue generated per Million Dollar Agent	$5,998,000	$5,609,000	$5,081,000

Percent of consolidated revenue from continuing operations generated by Million Dollar Agents	92%	92%	91%

The change in the number of Million Dollar Agents on a year-over-year basis is influenced by many factors and is not solely the result of terminations of contractual relationships between agents and the Company, whether such terminations are initiated by the agent or the Company. Such other factors include consolidations among agencies or retirement or similar transition actions. The change in the number of Million Dollar Agents on a year-over-year basis may also be affected by agents that remain with the Company yet experienced lower year-over-year revenue that resulted in such agent moving below the Million Dollar Agent category. In general, the number of agents in the million dollar category who terminate in a given year has been 3% or less of the total number of Million Dollar Agents. The number of Landstar agents who generated between $250,000 and $999,999 of revenue increased by 21, or 7.4%, from 284 during fiscal 2014 to 305 during fiscal 2015. In addition, revenue from accounts formerly handled by terminated Million Dollar Agents is often retained by the Company as the customer may choose to transfer its account to an existing Landstar agent.

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

	Fiscal Years
	2015	2014	2013
Revenue from continuing operations generated through (in thousands):
Truck transportation
Truckload:
Van equipment	$1,894,221	$1,814,195	$1,464,558
Unsided/platform equipment	1,109,356	1,093,999	932,176
Less-than-truckload	80,687	80,384	71,769

Total truck transportation	3,084,264	2,988,578	2,468,503
Rail intermodal	105,347	81,220	73,820
Ocean and air cargo carriers	86,664	74,952	85,681
Other(1)	44,816	40,040	36,776

	$3,321,091	$3,184,790	$2,664,780

Revenue on loads hauled via BCO Independent Contractors included in total truck transportation	$1,522,513	$1,514,254	$1,327,458

	Fiscal Years
	2015	2014	2013

Number of loads:
Truck transportation
Truckload:
Van equipment	1,102,654	1,038,517	935,530
Unsided/platform equipment	485,993	444,852	418,982
Less-than-truckload	112,363	96,541	101,498

Total truck transportation	1,701,010	1,579,910	1,456,010
Rail intermodal	45,060	31,640	29,450
Ocean and air cargo carriers	18,060	16,260	16,660

	1,764,130	1,627,810	1,502,120

Loads hauled via BCO Independent Contractors included in total truck transportation	826,600	818,480	790,690

Revenue per load:
Truck transportation
Truckload:
Van equipment	$1,718	$1,747	$1,565
Unsided/platform equipment	2,283	2,459	2,225
Less-than-truckload	718	833	707
Total truck transportation	1,813	1,892	1,695
Rail intermodal	2,338	2,567	2,507
Ocean and air cargo carriers	4,799	4,610	5,143
Revenue per load on loads hauled via BCO Independent Contractors	$1,842	$1,850	$1,679

Revenue by capacity type (as a % of total revenue):
Truck capacity providers
BCO Independent Contractors	46%	48%	50%
Truck Brokerage Carriers	47%	46%	43%
Rail intermodal	3%	3%	3%
Ocean and air cargo carriers	3%	2%	3%
Other	1%	1%	1%

(1)	Includes primarily premium revenue generated by the insurance segment.

Also critical to the Company’s success is its ability to secure capacity, particularly truck capacity, at rates that allow the Company to profitably transport customers’ freight. The following table summarizes available truck capacity providers as of the end of the three most recent fiscal years:

	Dec. 26, 2015	Dec. 27, 2014	Dec. 28, 2013
BCO Independent Contractors	8,907	8,372	7,927
Truck Brokerage Carriers:
Approved and active(1)	29,728	26,222	21,183
Other approved	14,715	12,135	10,933

	44,443	38,357	32,116

Total available truck capacity providers	53,350	46,729	40,043

Trucks provided by BCO Independent Contractors	9,500	8,932	8,432

(1)	Active refers to Truck Brokerage Carriers who moved at least one load in the 180 days immediately preceding the fiscal year end.

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

Purchased transportation represents the amount a BCO Independent Contractor or other third party capacity provider is paid to haul freight. The amount of purchased transportation paid to a BCO Independent Contractor is primarily based on a contractually agreed-upon percentage of revenue generated by loads the BCO Independent Contractor hauled. Purchased transportation paid to a Truck Brokerage Carrier is based on either a negotiated rate for each load hauled or, to a lesser extent, a contractually agreed-upon fixed rate per load. Purchased transportation paid to railroads is based on either a negotiated rate for each load hauled or a contractually agreed-upon fixed rate. Purchased transportation paid to air cargo carriers is generally based on a negotiated rate for each load hauled and purchased transportation paid to ocean cargo carriers is generally based on contractually agreed-upon fixed rates. Purchased transportation as a percentage of revenue for truck brokerage, rail intermodal and ocean cargo services is normally higher than that of BCO Independent Contractor and air cargo services. Purchased transportation is the largest component of costs and expenses and, on a consolidated basis, increases or decreases as a percentage of consolidated revenue in proportion to changes in the percentage of consolidated revenue generated through BCO Independent Contractors and other third party capacity providers and external revenue from the insurance segment, consisting of reinsurance premiums. Purchased transportation as a percent of revenue also increases or decreases in relation to the availability of truck brokerage capacity and with changes in the price of fuel on revenue hauled by Truck Brokerage Carriers. Purchased transportation costs are recognized upon the completion of freight delivery.

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

In general, gross profit margin on revenue hauled by BCO Independent Contractors represents a fixed percentage of revenue due to the nature of the contracts that pay a fixed percentage of revenue to both the BCO Independent Contractors and independent commission sales agents. For revenue hauled by Truck Brokerage Carriers, gross profit margin is either fixed or variable as a percent of revenue, depending on the contract with each individual independent commission sales agent. Under certain contracts with independent commission sales agents, the Company retains a fixed percentage of revenue and the agent retains the amount remaining less the cost of purchased transportation (the “retention contracts”). Gross profit margin on revenue hauled by railroads, air cargo carriers, ocean cargo carriers and Truck Brokerage Carriers, other than those under retention contracts, is variable in nature as the Company’s contracts with independent commission sales agents provide commissions to agents at a contractually agreed upon percentage of net revenue for these types of loads. Approximately 55% of the Company’s consolidated revenue in fiscal year 2015 was generated under contracts that have a fixed gross profit margin while 45% was under contracts that have a variable gross profit margin.

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

During the 2015 fiscal year, employee compensation and benefits accounted for approximately seventy percent of the Company’s selling, general and administrative costs.

Depreciation and amortization primarily relate to depreciation of trailing equipment and information technology hardware and software.

The following table sets forth the percentage relationship of purchased transportation and commissions to agents, both being direct costs, to revenue and indirect costs as a percentage of gross profit for the periods indicated:

	Fiscal Years
	2015	2014	2013
Revenue	100.0%	100.0%	100.0%
Purchased transportation	76.8	77.3	76.8
Commissions to agents	8.1	7.9	7.9

Gross profit margin	15.0%	14.8%	15.3%

Gross profit	100.0%	100.0%	100.0%
Investment income	0.3	0.3	0.4
Indirect costs and expenses:
Other operating costs, net of gains on asset sales/dispositions	6.3	5.4	5.3
Insurance and claims	9.8	9.8	12.4
Selling, general and administrative	30.0	31.8	32.4
Depreciation and amortization	5.8	5.8	6.8

Total costs and expenses	51.9	52.8	56.9

Operating margin	48.4%	47.4%	43.4%

Management believes that a discussion of indirect costs as a percentage of gross profit is useful and meaningful to potential investors for the following principal reasons: (1) disclosure of these relative measures (i.e., each indirect operating cost line item as a percentage of gross profit) allows investors to better understand the underlying trends in the Company’s results of operations; (2) due to the generally fixed nature of these indirect costs (other than insurance and claims costs), these relative measures are meaningful to investors’ evaluations of the Company’s management of its indirect costs attributable to operations; (3) management considers this financial information in its decision-making, such as budgeting for infrastructure, trailing equipment and selling, general and administrative costs; and (4) this information facilitates comparisons by investors of the Company’s results to the results of other non-asset or asset-light companies in the transportation and logistics services industry who report “net revenue” in Management Discussion and Analysis, which represents revenue less the cost of purchased transportation. The difference between the Company’s use of the term “gross profit” and the use of the term “net revenue” by other companies in the transportation and logistics services industry is due to the direct cost of commissions to agents under the Landstar business model, whereas other companies in this industry generally have no commissions to agents.

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

Fiscal Year Ended December 26, 2015 Compared to Fiscal Year Ended December 27, 2014

Revenue for fiscal year 2015 was $3,321,091,000, an increase of $136,301,000, or 4%, compared to fiscal year 2014. Transportation revenue increased $131,264,000, or 4%. The increase in transportation revenue was primarily attributable to an approximately 8% increase in the number of loads hauled, partially offset by decreased revenue per load of approximately 4%. Reinsurance premiums from third party insurance companies that provide insurance programs to BCO Independent Contractors where all or a portion of the risk of loss is ultimately borne by Signature, were $44,414,000 and $39,377,000 for fiscal years 2015 and 2014, respectively. The increase in revenue from reinsurance premiums was primarily attributable to the net increase in the number of BCO Independent Contractors in fiscal year 2015.

Truck transportation revenue hauled by BCO Independent Contractors and Truck Brokerage Carriers (together, the “third party truck capacity providers”) for fiscal year 2015, was $3,084,264,000, or 93% of total revenue, an increase of $95,686,000, or 3%, compared to fiscal year 2014. The number of loads hauled by third party truck capacity providers in fiscal year 2015 increased approximately 8% compared to fiscal year 2014, while revenue per load decreased approximately 4% compared to fiscal year 2014. The increase in the number of loads hauled via truck compared to fiscal year 2014 was due to an increase in demand for the Company’s drop and hook services using the Company’s van trailers, an increase in loads hauled via unsided/platform equipment, driven by demand from one shipper for a specific project in the automotive sector and increased market share from new agents. The decrease in revenue per load on loads hauled via truck was primarily attributable to the impact of lower diesel fuel costs on loads hauled via Truck Brokerage Carriers and a decrease in the number of loads hauled via heavy specialized equipment as a percentage of total truck loads, which typically have a higher revenue per load. The number of loads hauled via van equipment increased 6% while revenue per load on loads hauled via van equipment decreased 2% compared to fiscal year 2014. Demand for Landstar’s van transportation services was broad-based across many customers and geographic regions, with particular strength for drop and hook services. The decrease in van revenue per load was primarily due to the impact of lower diesel fuel costs on loads hauled via Truck Brokerage Carriers. The number of loads hauled via unsided/platform equipment increased 9% while revenue per load on loads hauled via unsided/platform equipment decreased 7% compared to fiscal year 2014. The increase in the number of loads hauled via unsided/platform equipment was driven by one shipper for a specific project in the automotive sector during fiscal year 2015. The decrease in unsided/platform revenue per load of 7% was due to a decreased average length of haul in fiscal year 2015, primarily driven by increased loadings from a project for an existing automotive customer, which had a comparatively lower average length of haul, a decrease in the percentage of unsided/platform revenue contributed by heavy specialized equipment, which tends to have a higher revenue per load and the impact of lower diesel fuel costs on loads hauled via Truck Brokerage Carriers. The increase in the number of LTL loads of 16% compared to fiscal year 2014 was primarily due to increased loadings at one specific customer and increased market share as more of the Company’s independent commission agents participate in this service offering. The decrease in LTL revenue per load of 14% compared to fiscal year 2014 was primarily due to increased loadings at one specific customer, which had a comparatively low revenue per load. Fuel surcharges on Truck Brokerage Carrier revenue identified separately in billings to customers and included as a component of Truck Brokerage Carrier revenue were $84,266,000 and $121,656,000 in fiscal years 2015 and 2014, respectively. Not all customers require separately identified fuel surcharges and, therefore, the fuel surcharges separately identified do not necessarily represent the overall impact of changes in fuel prices on Truck Brokerage Carrier revenue and revenue per load. Fuel surcharges billed to customers on revenue hauled by BCO Independent Contractors are excluded from revenue.

Transportation revenue hauled by rail intermodal, air cargo and ocean cargo carriers (collectively, the “multimode capacity providers”) for fiscal year 2015, was $192,011,000, or 6% of total revenue, an increase of $35,839,000, or 23%, compared to fiscal year 2014. The number of loads hauled by multimode capacity providers in fiscal year 2015 increased approximately 32% compared to fiscal year 2014, while revenue per load on revenue hauled by multimode capacity providers decreased approximately 7% over the same period. The increase in loads hauled by multimode capacity providers was primarily due to increased rail intermodal loads. The decrease in revenue per load on revenue hauled by multimode capacity providers was primarily due to decreased revenue per load on rail intermodal loads and an increase in rail intermodal loads as a percentage of multimode loads, as rail intermodal loads generally generate a lower revenue per load compared to loads hauled by ocean or air carriers. Also, revenue per load on revenue hauled by multimode capacity providers is influenced by many factors, including revenue mix among the various modes of transportation used, length of haul, complexity of freight, density of freight lanes, fuel costs and availability of capacity.

Purchased transportation was 76.8% and 77.3% of revenue in fiscal years 2015 and 2014, respectively. The decrease in purchased transportation as a percentage of revenue was primarily due to a decreased rate of purchased transportation paid to Truck Brokerage Carriers, primarily due to the impact of lower diesel fuel costs. Commissions to agents were 8.1% and 7.9% of revenue in fiscal years 2015 and 2014, respectively. The increase in commissions to agents as a percentage of revenue was primarily attributable to an increased net revenue margin on revenue hauled by Truck Brokerage Carriers.

Investment income was $1,396,000 and $1,381,000 in fiscal years 2015 and 2014, respectively.

Other operating costs increased $5,847,000 in fiscal year 2015 compared to fiscal year 2014 and represented 6.3% of gross profit in fiscal year 2015 compared to 5.4% in fiscal year 2014. The increase in other operating costs compared to the prior year was primarily due to increased trailing equipment maintenance and rental costs, as the Company increased its number of owned trailers in response to customer demand and retained older van trailing equipment that tends to have higher maintenance costs than new trailing equipment, and decreased gains on sales of used trailing equipment. The increase in other operating costs as a percentage of gross profit was primarily caused by the increase in trailing equipment and rental costs and decreased gains on sale of used trailing equipment, partially offset by the effect of increased gross profit in fiscal year 2015.

Insurance and claims increased $2,474,000 in fiscal year 2015 compared to fiscal year 2014 and represented 9.8% of gross profit in both fiscal years 2015 and 2014. The increase in insurance and claims compared to prior year was due to increased frequency in the number of insurance claims in fiscal year 2015, partially offset by decreased net unfavorable development of prior years’ claims estimates from $6,664,000 in fiscal year 2014 to $4,852,000 in fiscal year 2015.

Selling, general and administrative costs decreased $546,000 in fiscal year 2015 compared to fiscal year 2014 and represented 30.0% of gross profit in fiscal year 2015 compared to 31.8% of gross profit in fiscal year 2014. The decrease in selling, general and administrative costs compared to prior year was due to a $17,793,000 provision for incentive compensation in fiscal year 2014 compared to a $6,638,000 provision in fiscal year 2015, partially offset by increased employee wages and benefits and an increased provision for customer bad debt, primarily related to one customer. The decrease in selling, general and administrative costs as a percentage of gross profit was also due to the effect of increased gross profit in fiscal year 2015.

Depreciation and amortization increased $1,527,000 in fiscal year 2015 compared to fiscal year 2014 and represented 5.8% of gross profit in both fiscal years 2015 and 2014. The increase in depreciation and amortization costs were primarily due to depreciation on new trailing equipment that replaced older, fully depreciated trailing equipment.

Interest and debt expense in fiscal year 2015 was $228,000 lower than fiscal year 2014. The decrease in interest and debt expense was primarily due to lower average borrowing rates on capital lease obligations.

The provisions for income taxes for both fiscal years 2015 and 2014 were based on estimated annual effective income tax rates of approximately 38.2% adjusted for discrete events, such as benefits resulting from disqualifying dispositions of the Company’s Common Stock by employees who obtained the stock through exercises of incentive stock options. The effective income tax rates for fiscal years 2015 and 2014 were 38.1% and 37.2%, respectively, which was higher than the statutory federal income tax rate primarily as a result of state taxes, the meals and entertainment exclusion and non-deductible stock-based compensation. The increase in the effective income tax rate compared to prior year is primarily attributable to benefits related to certain tax matters recognized in the 2014 period.

Net income was $147,689,000, or $3.38 per common share ($3.37 per diluted share), in fiscal year 2015. Net income was $138,809,000, or $3.09 per common share ($3.07 per diluted share), in fiscal year 2014.

Fiscal Year Ended December 27, 2014 Compared to Fiscal Year Ended December 28, 2013

Revenue for fiscal year 2014 was $3,184,790,000 an increase of $520,010,000, or 20%, compared to fiscal year 2013. Transportation revenue increased $517,188,000, or 20%. The increase in transportation revenue was primarily attributable to approximately an 8% increase in the number of loads hauled and increased revenue per load of approximately 10%. Reinsurance premiums from third party insurance companies that provide insurance programs to BCO Independent Contractors where all or a portion of the risk of loss is ultimately borne by Signature, were $39,377,000 and $36,555,000 for fiscal years 2014 and 2013, respectively. The increase in revenue from reinsurance premiums was primarily attributable to the net increase in the number of BCO Independent Contractors in fiscal year 2014.

Truck transportation revenue hauled by BCO Independent Contractors and Truck Brokerage Carriers for fiscal year 2014, was $2,988,578,000, or 94% of total revenue, an increase of $520,075,000, or 21%, compared to fiscal year 2013. The number of loads hauled by third party truck capacity providers in fiscal year 2014 increased approximately 9% compared to fiscal year 2013, and revenue per load increased approximately 12% compared to fiscal year 2013. The increase in the number of loads hauled via third party truck capacity providers compared to fiscal year 2013 was due to a broad-based increase in underlying demand for truck transportation services and increased market share from new agents. The increase in revenue per load on loads hauled via truck was primarily attributable to increased demand and a tight truck capacity environment. The increase in the number of loads hauled by van equipment of 11% and the increase in the number of loads hauled by unsided/platform equipment of 6% compared to fiscal year 2013 were primarily due to a broad based increase in demand for transportation services in the domestic marketplace and increased market share from new agents. The increase in revenue per load for loads hauled by van equipment of 12% and the increase in revenue per load hauled by unsided/platform equipment of 11% compared to fiscal year 2013 was due to increased demand and tightened capacity. The decrease in the number of LTL loads of 5% compared to fiscal year 2013 was primarily due to the loss of one specific customer. The increase in LTL revenue per load of 18% compared to fiscal year 2013 was primarily due to the loss of one specific customer. Fuel surcharges on Truck Brokerage Carrier revenue identified separately in billings to customers and included as a component of Truck Brokerage Carrier revenue were $121,656,000 and $110,722,000 in fiscal years 2014 and 2013, respectively. Fuel surcharges billed to customers on revenue hauled by BCO Independent Contractors are excluded from revenue.

Transportation revenue hauled by rail intermodal, air cargo and ocean cargo carriers for fiscal year 2014, was $156,172,000, or 5% of total revenue, a decrease of $3,329,000, or 2%, compared to fiscal year 2013. The number of loads hauled by multimode capacity providers in fiscal year 2014 increased approximately 4% compared to fiscal year 2013, while revenue per load on revenue hauled by multimode capacity providers decreased approximately 6% over the same period. The increase in loads hauled by multimode capacity providers was primarily due to increased rail intermodal loads. The decrease in revenue per load on revenue hauled by multimode capacity providers was primarily due to decreased project cargo loads hauled by ocean cargo carriers, which typically have a higher revenue per load amount compared to other types of multimode shipments. Also, revenue per load on revenue hauled by multimode capacity providers is influenced by many factors, including revenue mix among the various modes of transportation used, length of haul, complexity of freight, density of freight lanes, fuel costs and availability of capacity.

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

The provisions for income taxes for both fiscal years 2014 and 2013 were based on estimated effective income tax rates of approximately 38.2% adjusted for discrete events, such as benefits resulting from disqualifying dispositions of the Company’s Common Stock by employees who obtained the stock through exercises of incentive stock options. The effective income tax rate on income from continuing operations for both fiscal years 2014 and 2013 was 37.2%, which was higher than the statutory federal income tax rate primarily as a result of state taxes, the meals and entertainment exclusion and non-deductible stock-based compensation, partially offset by recognition of benefits related to certain tax matters.

Net income was $138,809,000, or $3.09 per common share ($3.07 per diluted share), in fiscal year 2014. Income from continuing operations was $108,922,000, or $2.37 per common share ($2.36 per diluted share), in fiscal year 2013. Net income was $146,009,000, or $3.17 per common share ($3.16 per diluted share), in fiscal year 2013.

Capital Resources and Liquidity

Working capital and the ratio of current assets to current liabilities were $293,133,000 and 1.8 to 1, respectively, at December 26, 2015, compared with $321,877,000 and 1.8 to 1, respectively, at December 27, 2014, and $306,808,000 and 1.8 to 1, respectively, at December 28, 2013. Landstar has historically operated with current ratios within the range of 1.5 to 1 to 2.0 to 1. Cash provided by operating activities of continuing operations was $216,022,000, $101,869,000, and $152,645,000 in fiscal years 2015, 2014 and 2013, respectively. The increase in cash flow provided by operating activities for fiscal year 2015 compared to fiscal year 2014 was primarily attributable to the timing of collections of trade receivables. The decrease in cash flow provided by operating activities of continuing operations for fiscal year 2014 compared to fiscal year 2013 was primarily attributable to the increase in trade receivables since the beginning of the fiscal year 2014 generally driven by the significant growth in revenue in fiscal year 2014.

The Company declared and paid $0.30 per share, or $13,088,000 in the aggregate, in cash dividends during fiscal year 2015 and, during such period, also paid $44,794,000 of dividends payable which were declared during fiscal year 2014 and included in current liabilities in the consolidated balance sheet at December 27, 2014. The Company declared and paid $0.26 per share, or $11,685,000 in the aggregate, in cash dividends during fiscal year 2014 and, during such period, also paid $15,921,000 of dividends payable which were declared during fiscal year 2013 and included in current liabilities in the consolidated balance sheet at December 28, 2013. The Company did not pay any cash dividends during fiscal year 2013. During fiscal year 2015, the Company purchased 2,497,748 shares of its Common Stock at a total cost of $161,152,000. During fiscal years 2014 and 2013, the Company purchased 939,872 and 1,116,673 shares of its Common Stock at a total cost of $56,393,000 and $59,496,000, respectively. The Company has used cash provided by operating activities to fund the purchases. Since January 1997, the Company has purchased approximately $1,328,000,000 of its Common Stock under programs authorized by the Board of Directors of the Company in open market and private block transactions. As of December 26, 2015, the Company may purchase up to an additional 1,809,406 shares of its Common Stock under its authorized stock purchase program. Long-term debt, including current maturities, was $124,292,000 at December 26, 2015, compared to $111,321,000 at December 27, 2014 and $101,505,000 at December 28, 2013.

Shareholders’ equity was $466,237,000, or 79% of total capitalization (defined as long-term debt including current maturities plus equity), at December 26, 2015, compared to $488,261,000, or 81% of total capitalization, at December 27, 2014 and $454,481,000, or 82% of total capitalization, at December 28, 2013. The decrease in equity in fiscal year 2015 compared to fiscal year 2014 was primarily a result of the purchases of shares of the Company’s Common Stock and dividends declared by the Company in fiscal year 2015, partially offset by net income. The increase in equity in fiscal year 2014 over fiscal year 2013 was primarily a result of net income, partially offset by purchases of shares of the Company’s Common Stock and dividends declared by the Company.

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

At December 26, 2015, the Company had no borrowings outstanding and $32,757,000 of letters of credit outstanding under the Credit Agreement. At December 26, 2015, there was $192,243,000 available for future borrowings under the Credit Agreement. In addition, the Company has $57,610,000 in letters of credit outstanding as collateral for insurance claims that are secured by investments totaling $64,011,000 at December 26, 2015. Investments, all of which are carried at fair value, include primarily investment-grade bonds and U.S. Treasury obligations having maturities of up to five years. Fair value of investments is based primarily on quoted market prices. See Notes to Consolidated Financial Statements for further discussion on measurement of fair value of investments.

Historically, the Company has generated sufficient operating cash flow to meet its debt service requirements, fund continued growth, both internal and through acquisitions, complete or execute share purchases of its Common Stock under authorized share purchase programs, pay dividends and meet working capital needs. As an asset-light provider of integrated transportation management solutions, the Company’s annual capital requirements for operating property are generally for trailing equipment and information technology hardware and software. In addition, a significant portion of the trailing equipment used by the Company is provided by third party capacity providers, thereby reducing the Company’s capital requirements. During fiscal years 2015, 2014 and 2013, the Company’s continuing operations purchased $4,804,000, $10,539,000 and $6,373,000, respectively, of operating property and acquired $49,491,000, $47,232,000 and $49,138,000, respectively, of trailing equipment by entering into capital leases. Landstar anticipates acquiring approximately $64,000,000 in operating property, primarily new trailing equipment to replace older trailing equipment and information technology equipment, during fiscal year 2016 either by purchase or lease financing. In addition, the Company has entered into an agreement for the purchase and improvement of a parcel of land in Laredo, Texas for approximately $5,000,000 and anticipates capital requirements of approximately $15,000,000 for construction of a freight staging and transload facility on the land.

Management believes that cash flow from operations combined with the Company’s borrowing capacity under the Credit Agreement will be adequate to meet Landstar’s debt service requirements, fund continued growth, both internal and through acquisitions, pay dividends, complete the authorized share purchase program and meet working capital needs.

Contractual Obligations and Commitments

At December 26, 2015, the Company’s obligations and commitments to make future payments under contracts, such as debt and lease agreements, were as follows (in thousands):

Contractual Obligation	Total	Less Than 1 Year	1-3 Years	3-5 Years
Capital lease obligations	$129,578	$44,912	$59,350	$25,316
Operating lease obligations	1,391	907	416	68
Purchase obligations	72,659	69,286	2,833	540

	$203,628	$115,105	$62,599	$25,924

Capital lease obligations above include $5,286,000 of imputed interest. Purchase obligations at December 26, 2015 are primarily commitments for trailing equipment additions during fiscal 2016. At December 26, 2015, the Company has gross unrecognized tax benefits of $2,704,000. This amount is excluded from the table above as the Company cannot reasonably estimate the period of cash settlement with the respective taxing authorities. At December 26, 2015, the Company has insurance claims liabilities of $41,234,000. This amount is excluded from the table above as the Company cannot reasonably estimate the period of cash settlement on these liabilities. The short-term portion of the insurance claims liability is reported on the consolidated balance sheets primarily on an actuarially determined basis.

Off-Balance Sheet Arrangements

As of December 26, 2015, the Company had no off-balance sheet arrangements, other than operating leases as disclosed in the table of Contractual Obligations and Commitments above, that have or are reasonably likely to have a current or future material effect on the Company’s financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Critical Accounting Policies and Estimates

The allowance for doubtful accounts for both trade and other receivables represents management’s estimate of the amount of outstanding receivables that will not be collected. Historically, management’s estimates for uncollectible receivables have been materially correct. Although management believes the amount of the allowance for both trade and other receivables at December 26, 2015 is appropriate, a prolonged period of low or no economic growth may adversely affect the collection of these receivables. In addition, liquidity concerns and/or unanticipated bankruptcy proceedings at any of the Company’s larger customers in which the Company is carrying a significant receivable could result in an increase in the provision for uncollectible receivables and have a significant impact on the Company’s results of operations in a given quarter or year. However, it is not expected that an uncollectible accounts receivable resulting from an individual customer would have a significant impact on the Company’s financial condition. Conversely, a more robust economic environment or the recovery of a previously provided for uncollectible receivable from an individual customer may result in the realization of some portion of the estimated uncollectible receivables.

Landstar provides for the estimated costs of self-insured claims primarily on an actuarial basis. The amount recorded for the estimated liability for claims incurred is based upon the facts and circumstances known on the applicable balance sheet date. The ultimate resolution of these claims may be for an amount greater or less than the amount estimated by management. The Company continually revises its existing claim estimates as new or revised information becomes available on the status of each claim. Historically, the Company has experienced both favorable and unfavorable development of prior years’ claims estimates. During fiscal years 2015, 2014 and 2013, insurance and claims costs included $4,852,000, $6,664,000 and $10,909,000 of net unfavorable adjustments to prior years’ claims estimates, respectively. The unfavorable development of prior years’ claims in the 2015 fiscal year primarily related to a single claim for which the Company incurred a pre-tax charge of $4,500,000. The majority of the unfavorable development of prior years’ claims in the 2013 and 2014 fiscal years related to four claims. It is reasonably likely that the ultimate outcome of settling all outstanding claims will be more or less than the estimated claims reserve at December 26, 2015.

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

Depending upon the specific type of borrowing, borrowings under the Credit Agreement bear interest based on either (a) the prime rate, (b) the federal funds effective rate, (c) the rate at the time offered to JPMorgan Chase Bank, N.A. in the Eurodollar market or (d) the London Interbank Offered Rate, plus a margin that is determined based on the level of the Company’s Leverage Ratio, as defined in the Credit Agreement. As of December 26, 2015 and during all of fiscal year 2015, the Company had no borrowings outstanding under the Credit Agreement. As of December 27, 2014 and during all of the fourth quarter of 2014, the Company had no borrowings outstanding under the Credit Agreement. The Credit Agreement maturity date is June 29, 2017.

Long-term investments, all of which are available-for-sale and are carried at fair value, include primarily investment-grade bonds and U.S. Treasury obligations having maturities of up to five years. Assuming that the long-term portion of investments remains at $59,261,000, the balance at December 26, 2015, a hypothetical increase or decrease in interest rates of 100 basis points would not have a material impact on future earnings on an annualized basis. Short-term investments consist of short-term investment-grade instruments and the current maturities of investment-grade corporate bonds and U.S. Treasury obligations. Accordingly, any future interest rate risk on these short-term investments would not be material to the Company’s operating results.

Assets and liabilities of the Company’s Canadian operation are translated from their functional currency to U.S. dollars using exchange rates in effect at the balance sheet date and revenue and expense accounts are translated at average monthly exchange rates during the period. Adjustments resulting from the translation process are included in accumulated other comprehensive income. Transactional gains and losses arising from receivable and payable balances, including intercompany balances, in the normal course of business that are denominated in a currency other than the functional currency of the operation are recorded in the statements of income when they occur. The assets held at the Company’s Canadian subsidiary at December 26, 2015 were, as translated to U.S. dollars, less than 2% of total consolidated assets. Accordingly, any translation gain or loss related to the Canadian operation would not be material.

Item 8.	Financial Statements and Supplementary Data

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

	Dec. 26, 2015	Dec. 27, 2014
ASSETS
Current Assets
Cash and cash equivalents	$114,520	$163,944
Short-term investments	48,823	37,007
Trade accounts receivable, less allowance of $4,327 and $4,338	462,699	492,642
Other receivables, including advances to independent contractors, less allowance of $4,143 and $4,189	18,472	15,132
Deferred income taxes and other current assets	18,156	23,603

Total current assets	662,670	732,328

Operating property, less accumulated depreciation and amortization of $182,591 and $160,681	225,927	202,203
Goodwill	31,134	31,134
Other assets	78,339	78,547

Total assets	$998,070	$1,044,212

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Cash overdraft	$35,609	$34,629
Accounts payable	223,709	220,077
Current maturities of long-term debt	42,499	35,064
Insurance claims	19,757	24,233
Dividends payable	—	44,794
Other current liabilities	47,963	51,654

Total current liabilities	369,537	410,451

Long-term debt, excluding current maturities	81,793	76,257
Insurance claims	21,477	21,769
Deferred income taxes and other noncurrent liabilities	59,026	47,474
Shareholders’ Equity
Common stock, $0.01 par value, authorized 160,000,000 shares, issued 67,391,616 and 67,268,817 shares	674	673
Additional paid-in capital	195,841	189,012
Retained earnings	1,389,975	1,255,374
Cost of 24,972,079 and 22,474,331 shares of common stock in treasury	(1,116,765)	(955,613)
Accumulated other comprehensive loss	(3,488)	(1,185)

Total shareholders’ equity	466,237	488,261

Total liabilities and shareholders’ equity	$998,070	$1,044,212

See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share amounts)

	Fiscal Years Ended
	Dec. 26, 2015	Dec. 27, 2014	Dec. 28, 2013
Revenue	$3,321,091	$3,184,790	$2,664,780
Investment income	1,396	1,381	1,475
Costs and expenses:
Purchased transportation	2,551,343	2,461,143	2,046,927
Commissions to agents	270,260	250,780	211,355
Other operating costs, net of gains on asset sales/dispositions	31,618	25,771	21,568
Insurance and claims	48,754	46,280	50,438
Selling, general and administrative	149,704	150,250	131,710
Depreciation and amortization	29,102	27,575	27,667

Total costs and expenses	3,080,781	2,961,799	2,489,665

Operating income	241,706	224,372	176,590
Interest and debt expense	2,949	3,177	3,211

Income from continuing operations before income taxes	238,757	221,195	173,379
Income taxes	91,068	82,386	64,457

Income from continuing operations	147,689	138,809	108,922
Discontinued operations:
Income from discontinued operations, net of income taxes	—	—	4,058
Gain on sale of discontinued operations, net of income taxes	—	—	33,029

Income from discontinued operations, net of income taxes	—	—	37,087

Net income	$147,689	$138,809	$146,009

Earnings per common share:
Income from continuing operations	$3.38	$3.09	$2.37
Income from discontinued operations	—	—	0.81
Earnings per common share	3.38	3.09	3.17
Diluted earnings per share:
Income from continuing operations	$3.37	$3.07	$2.36
Income from discontinued operations	—	—	0.80
Diluted earnings per share	3.37	3.07	3.16
Average number of shares outstanding:
Earnings per common share	43,664,000	44,956,000	46,039,000

Diluted earnings per share	43,813,000	45,169,000	46,210,000

Dividends per common share	$0.30	$1.26	$0.35

See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

	Fiscal Years Ended
	Dec. 26, 2015	Dec. 27, 2014	Dec. 28, 2013
Net income	$147,689	$138,809	$146,009
Other comprehensive loss:
Unrealized holding losses on available-for-sale investments, net of tax benefit of $109, $76 and $365	(199)	(139)	(664)
Foreign currency translation losses	(2,104)	(1,034)	(718)

Other comprehensive loss	(2,303)	(1,173)	(1,382)

Comprehensive income	$145,386	$137,636	$144,627

See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Fiscal Years Ended
	Dec. 26, 2015	Dec. 27, 2014	Dec. 28, 2013
OPERATING ACTIVITIES OF CONTINUING OPERATIONS
Net income	$147,689	$138,809	$146,009
Adjustments to reconcile net income to net cash provided by operating activities of continuing operations:
Discontinued operations	—	—	(37,087)
Depreciation and amortization of operating property	29,102	27,575	27,667
Non-cash interest charges	218	218	219
Provisions for losses on trade and other accounts receivable	5,890	5,315	3,755
Gains on sales/disposals of operating property	(216)	(2,143)	(3,352)
Deferred income taxes, net	6,792	5,434	4,700
Stock-based compensation	6,925	6,797	4,911
Changes in operating assets and liabilities, net of discontinued operations:
Decrease (increase) in trade and other accounts receivable	20,713	(60,454)	(28,584)
Increase in other assets	(1,177)	(9,046)	(1,214)
Increase in accounts payable	3,632	62,281	8,881
Increase (decrease) in other liabilities	1,222	(2,468)	(3,308)
(Decrease) increase in insurance claims	(4,768)	(70,449)	30,048

NET CASH PROVIDED BY OPERATING ACTIVITIES OF CONTINUING OPERATIONS	216,022	101,869	152,645

INVESTING ACTIVITIES OF CONTINUING OPERATIONS
Sales and maturities of investments	38,684	34,701	38,777
Purchases of investments	(44,238)	(36,473)	(50,613)
Purchases of operating property	(4,804)	(10,539)	(6,373)
Proceeds from sales of operating property	1,685	7,465	9,711
Proceeds from sale of discontinued operations	—	—	74,505

NET CASH (USED) PROVIDED BY INVESTING ACTIVITIES OF CONTINUING OPERATIONS	(8,673)	(4,846)	66,007

FINANCING ACTIVITIES OF CONTINUING OPERATIONS
Increase in cash overdraft	980	6,849	2,617
Dividends paid	(57,882)	(27,606)	—
Proceeds from exercises of stock options	1,459	3,760	2,323
Taxes paid in lieu of shares issued related to stock-based compensation plans	(2,225)	(4,041)	(1,766)
Excess tax benefits from stock-based awards	671	2,500	349
Purchases of common stock	(161,152)	(56,393)	(59,496)
Principal payments on long-term debt and capital lease obligations	(36,520)	(37,416)	(61,774)

NET CASH USED BY FINANCING ACTIVITIES OF CONTINUING OPERATIONS	(254,669)	(112,347)	(117,747)

Cash flows from discontinued operations:
Operating activities of discontinued operations	—	—	9,368
Investing activities of discontinued operations	—	—	(168)
Financing activities of discontinued operations	—	—	(3,369)

Net cash provided by discontinued operations	—	—	5,831

Effect of exchange rate changes on cash and cash equivalents	(2,104)	(1,034)	(718)

(Decrease) increase in cash and cash equivalents	(49,424)	(16,358)	106,018
Cash and cash equivalents at beginning of period	163,944	180,302	74,284

Cash and cash equivalents at end of period	$114,520	$163,944	$180,302

See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Fiscal Years Ended December 26, 2015,

December 27, 2014 and December 28, 2013

(Dollars in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock at Cost		Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount			Shares	Amount
Balance December 29, 2012	66,859,864	$669	$173,976	$1,042,956	20,411,736	$(839,517)	$1,370	$379,454
Net income				146,009				146,009
Dividends ($0.35 per share)				(15,921)				(15,921)
Purchases of common stock					1,116,673	(59,496)		(59,496)
Issuance of stock related to stock-based compensation plans, including excess tax effect	157,994	1	920		284	(15)		906
Stock-based compensation			4,911					4,911
Other comprehensive loss							(1,382)	(1,382)

Balance December 28, 2013	67,017,858	$670	$179,807	$1,173,044	21,528,693	$(899,028)	$(12)	$454,481
Net income				138,809				138,809
Dividends ($1.26 per share)				(56,479)				(56,479)
Purchases of common stock					939,872	(56,393)		(56,393)
Issuance of stock related to stock-based compensation plans, including excess tax effect	250,959	3	2,408		5,766	(192)		2,219
Stock-based compensation			6,797					6,797
Other comprehensive loss							(1,173)	(1,173)

Balance December 27, 2014	67,268,817	$673	$189,012	$1,255,374	22,474,331	$(955,613)	$(1,185)	$488,261
Net income				147,689				147,689
Dividends ($0.30 per share)				(13,088)				(13,088)
Purchases of common stock					2,497,748	(161,152)		(161,152)
Issuance of stock related to stock-based compensation plans, including excess tax effect	122,799	1	(96)					(95)
Stock-based compensation			6,925					6,925
Other comprehensive loss							(2,303)	(2,303)

Balance December 26, 2015	67,391,616	$674	$195,841	$1,389,975	24,972,079	$(1,116,765)	$(3,488)	$466,237

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

On December 28, 2013, the Company completed the sale of Landstar Supply Chain Solutions, Inc., a Delaware corporation, including its wholly owned subsidiary, Landstar Supply Chain Solutions LLC (collectively, “LSCS”), which was part of the Company’s transportation logistics segment, to XPO Logistics, Inc. (“XPO”). The gain on the sale of LSCS and the operating results of LSCS for fiscal year 2013 have been reclassified in the consolidated financial statements to discontinued operations.

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

Trade and Other Receivables

The allowance for doubtful accounts for both trade and other receivables represents management’s estimate of the amount of outstanding receivables that will not be collected. Estimates are used to determine the allowance for doubtful accounts for both trade and other receivables and are generally based on specific identification, historical collection results, current economic trends and changes in payment trends. Following is a summary of the activity in the allowance for doubtful accounts for fiscal years ending December 26, 2015, December 27, 2014 and December 28, 2013 (in thousands):

	Balance at Beginning of Period	Charged to Costs and Expenses	Write-offs, Net of Recoveries	Balance at End of Period
For the Fiscal Year Ended December 26, 2015
Trade receivables	$4,338	$3,985	$(3,996)	$4,327
Other receivables	5,103	1,897	(1,445)	5,555
Other non-current receivables	230	8	—	238

	$9,671	$5,890	$(5,441)	$10,120

For the Fiscal Year Ended December 27, 2014
Trade receivables	$3,773	$2,893	$(2,328)	$4,338
Other receivables	4,994	2,414	(2,305)	5,103
Other non-current receivables	222	8	—	230

	$8,989	$5,315	$(4,633)	$9,671

For the Fiscal Year Ended December 28, 2013
Trade receivables	$8,650	$1,801	$(6,678)	$3,773
Other receivables	5,612	1,929	(2,547)	4,994
Other non-current receivables	239	6	(23)	222

	$14,501	$3,736	$(9,248)	$8,989

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

Goodwill

Goodwill represents the excess of the purchase price paid over the fair value of the net assets of acquired businesses. The Company has one reporting unit within the transportation logistics segment that reports goodwill. The Company reviews its goodwill balance annually for impairment as a single reporting unit, unless circumstances dictate more frequent assessments, and in accordance with Accounting Standards Update (“ASU”) 2011-08, Testing Goodwill for Impairment. ASU 2011-08 permits an initial assessment, commonly referred to as “step zero”, of qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount and also provides a basis for determining whether it is necessary to perform the two-step goodwill impairment test required by ASC Topic 350. In the fourth quarter of 2015, the Company performed the qualitative assessment of goodwill and determined it was more likely than not that the fair value of its reporting unit would be greater than its carrying amount. Therefore, the Company determined it was not necessary to perform the two-step goodwill impairment test. Furthermore, there has been no historical impairment of the Company’s goodwill.

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

Share-Based Payments

The Company’s share-based payment arrangements include restricted stock units (“RSU”), non-vested restricted stock and stock options. The Company estimates the fair value of stock option awards on the date of grant using the Black-Scholes pricing model and recognizes compensation cost for stock option awards expected to vest on a straight-line basis over the requisite service period for the entire award. Forfeitures are estimated at grant date based on historical experience and anticipated employee turnover. The fair value of each share of non-vested restricted stock is based on the fair value of such share on the date of grant and compensation costs for non-vested restricted stock are recognized on a straight-line basis over the requisite service period for the award. The fair value of an RSU with a performance condition is determined based on the market value of the Company’s Common Stock on the date of grant, discounted for lack of marketability for a minimum post-vesting holding requirement. With respect to RSU awards with a performance condition, the Company reports compensation expense over the life of the award based on an estimated number of units that will vest over the life of the award, multiplied by the fair value of an RSU. The fair value of an RSU with a market condition is determined at the time of grant based on the expected achievement of the market condition at the end of each vesting period. With respect to RSU awards with a market condition, the Company recognizes compensation expense ratably over the requisite service period under an award based on the fair market value of the award at the time of grant, regardless of whether the market condition is satisfied. Previously recognized compensation cost would be reversed, however, if the employee terminated employment prior to completing such requisite service period.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The following table provides a reconciliation of the average number of common shares outstanding used to calculate earnings per common share to the average number of common shares and common share equivalents outstanding used to calculate diluted earnings per share (in thousands):

	Fiscal Years
	2015	2014	2013
Average number of common shares outstanding	43,664	44,956	46,039
Incremental shares from assumed exercises of stock options	149	213	171

Average number of common shares and common share equivalents outstanding	43,813	45,169	46,210

For the fiscal years ended December 26, 2015 and December 27, 2014, no options outstanding to purchase shares of Common Stock were antidilutive. For the fiscal year ended December 28, 2013, there were 143,000 options outstanding to purchase shares of Common Stock excluded from the calculation of diluted earnings per share because they were antidilutive. Outstanding RSUs were excluded from the calculation of diluted earnings per share for all periods because the performance metric requirements or market condition for vesting had not been satisfied.

Dividends Payable

On December 4, 2014, the Company announced that its Board of Directors declared a special cash dividend of $1.00 per share payable on January 26, 2015, to stockholders of record of its Common Stock as of January 12, 2015. Dividends payable of $44,794,000 related to this special dividend were included in current liabilities in the consolidated balance sheet at December 27, 2014.

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

(2)    Discontinued Operations

On December 28, 2013, the Company completed the sale of Landstar Supply Chain Solutions, Inc., a Delaware corporation, including its wholly owned subsidiary, Landstar Supply Chain Solutions LLC (collectively, “LSCS”), which was part of the Company’s transportation logistics segment, to XPO Logistics, Inc. (“XPO”). XPO paid a purchase price of $87.0 million in cash as consideration for LSCS. The net assets of LSCS

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

acquired by XPO were $32.5 million. Direct transaction costs related to the transaction, primarily legal and other professional fees and payments made to certain executives of LSCS in connection with the transaction, were approximately $2.4 million. Net of income taxes of $19.1 million, the sale resulted in a gain on the sale of discontinued operations of $33.0 million, or $0.71 per diluted share in fiscal year 2013. There were no interest costs or corporate overhead expenses allocated in the gain calculation. The gain on the sale of LSCS and the operating results of LSCS for fiscal year 2013 have been reclassified in the consolidated financial statements to discontinued operations.

The following table summarizes specific financial components of discontinued operations presented in the consolidated statement of income for the fiscal year ended December 28, 2013 (in thousands):

Fiscal Year 2013
Revenue	$21,173

Income from discontinued operations before income taxes	$6,673
Gain on sale of discontinued operations before income taxes	52,174

Income/gain from discontinued operations before income taxes	58,847
Income taxes on income from discontinued operations	(2,615)
Income taxes on gain on sale of discontinued operations	(19,145)

Income from discontinued operations, net of income taxes	$37,087

(3)    Other Comprehensive Income

The following table presents the components of and changes in accumulated other comprehensive income, net of related income taxes, as of and for the fiscal years ended December 26, 2015, December 27, 2014 and December 28, 2013 (in thousands):

	Unrealized Holding Gains (Losses) on Available-for-Sale Securities	Foreign Currency Translation	Total
Balance as of December 29, 2012	$908	$462	$1,370
Other comprehensive loss	(664)	(718)	(1,382)

Balance as of December 28, 2013	244	(256)	(12)
Other comprehensive loss	(139)	(1,034)	(1,173)

Balance as of December 27, 2014	105	(1,290)	(1,185)
Other comprehensive loss	(199)	(2,104)	(2,303)

Balance as of December 26, 2015	$(94)	$(3,394)	$(3,488)

Amounts reclassified from accumulated other comprehensive income to investment income due to the realization of previously unrealized gains and losses in the accompanying consolidated statements of income were not significant for the fiscal years ended December 26, 2015, December 27, 2014 and December 28, 2013.

(4)    Investments

Investments include primarily investment-grade corporate bonds and U.S. Treasury obligations having maturities of up to five years (the “bond portfolio”). Investments in the bond portfolio are reported as available-

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

for-sale and are carried at fair value. Investments maturing less than one year from the balance sheet date are included in short-term investments and investments maturing more than one year from the balance sheet date are included in other assets in the consolidated balance sheets. Management performs an analysis of the nature of the unrealized losses on available-for-sale investments to determine whether such losses are other-than-temporary. Unrealized losses, representing the excess of the purchase price of an investment over its fair value as of the end of a period, considered to be other-than-temporary, are to be included as a charge in the statement of income, while unrealized losses considered to be temporary are to be included as a component of shareholders’ equity. Investments whose values are based on quoted market prices in active markets are classified within Level 1. Investments that trade in markets that are not considered to be active, but are valued based on quoted market prices, are classified within Level 2. As Level 2 investments include positions that are not traded in active markets, valuations may be adjusted to reflect illiquidity and/or non-transferability, which are generally based on available market information. Any transfers between levels are recognized as of the beginning of any reporting period. Fair value of the bond portfolio was determined using Level 1 inputs related to U.S. Treasury obligations and money market investments and Level 2 inputs related to investment-grade corporate bonds, asset-backed securities and direct obligations of government agencies. Unrealized losses, net of unrealized gains, on the investments in the bond portfolio were $145,000 at December 26, 2015, while unrealized gains, net of unrealized losses, in the bond portfolio were $163,000 at December 27, 2014.

The amortized cost and fair values of available-for-sale investments are as follows at December 26, 2015 and December 27, 2014 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 26, 2015
Money market investments	$7,594	$—	$—	$7,594
Asset-backed securities	4,523	1	58	4,466
Corporate bonds and direct obligations of government agencies	76,839	190	270	76,759
U.S. Treasury obligations	19,273	5	13	19,265

Total	$108,229	$196	$341	$108,084

December 27, 2014
Money market investments	$1,729	$—	$—	$1,729
Asset-backed securities	5,106	1	50	5,057
Corporate bonds and direct obligations of government agencies	76,964	491	284	77,171
U.S. Treasury obligations	19,507	14	9	19,512

Total	$103,306	$506	$343	$103,469

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For those available-for-sale investments with unrealized losses at December 26, 2015 and December 27, 2014, the following table summarizes the duration of the unrealized loss (in thousands):

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
December 26, 2015
Asset-backed securities	$4,422	$58	$—	$—	$4,422	$58
Corporate bonds and direct obligations of government agencies	39,276	217	562	53	39,838	270
U.S. Treasury obligations	15,093	13	—	—	15,093	13

Total	$58,791	$288	$562	$53	$59,353	$341

December 27, 2014
Asset-backed securities	$2,006	$13	$2,447	$37	$4,453	$50
Corporate bonds and direct obligations of government agencies	19,354	135	11,373	149	30,727	284
U.S. Treasury obligations	6,992	1	760	8	7,752	9

Total	$28,352	$149	$14,580	$194	$42,932	$343

The Company believes that unrealized losses on investments were primarily caused by rising interest rates rather than change in credit quality. The Company expects to recover the amortized cost basis of these securities as it does not intend to sell, and does not anticipate being required to sell, these securities before recovery of the cost basis. For these reasons, the Company does not consider the unrealized losses on these securities to be other-than-temporary at December 26, 2015.

Short-term investments include $48,823,000 in current maturities of investments held by the Company at December 26, 2015. The non-current portion of the bond portfolio of $59,261,000 is included in other assets. The short-term investments, together with $15,188,000 of non-current investments, provide collateral for the $57,610,000 of letters of credit issued to guarantee payment of insurance claims.

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

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(5)    Income Taxes

The provisions for income taxes consisted of the following (in thousands):

	Fiscal Years
	2015	2014	2013
Current:
Federal	$74,289	$68,722	$53,089
State	9,550	7,031	4,643
Canadian	437	1,199	683

Total current	$84,276	$76,952	$58,415

Deferred:
Federal	$6,524	$5,234	$5,758
State	268	200	284

Total deferred	$6,792	$5,434	$6,042

Income taxes	$91,068	$82,386	$64,457

Temporary differences and carryforwards which gave rise to deferred tax assets and liabilities consisted of the following (in thousands):

	Dec. 26, 2015	Dec. 27, 2014
Deferred tax assets:
Receivable valuations	$3,832	$3,623
Share-based payments	2,894	2,939
Self-insured claims	4,132	5,353
Other	3,836	3,616

Total deferred tax assets	$14,694	$15,531

Deferred tax liabilities:
Operating property	$52,547	$46,745
Goodwill	5,877	5,619
Other	2,087	2,192

Total deferred tax liabilities	$60,511	$54,556

Net deferred tax liability	$45,817	$39,025

Income from discontinued operations included a deferred tax benefit of $1,342,000 in 2013.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the differences between income taxes calculated at the federal income tax rate of 35% on income from continuing operations before income taxes and the provisions for income taxes (in thousands):

	Fiscal Years
	2015	2014	2013
Income taxes at federal income tax rate	$83,565	$77,418	$60,683
State income taxes, net of federal income tax benefit	7,201	4,532	3,260
Meals and entertainment exclusion	946	777	919
Share-based payments	(61)	(239)	184
Other, net	(583)	(102)	(589)

Income taxes	$91,068	$82,386	$64,457

The Company files a consolidated U.S. federal income tax return. The Company or its subsidiaries file state tax returns in the majority of the U.S. state tax jurisdictions. With few exceptions, the Company and its subsidiaries are no longer subject to U.S. federal or state income tax examinations by tax authorities for 2011 and prior years. The Company’s wholly owned Canadian subsidiary, Landstar Canada, Inc., is subject to Canadian income and other taxes.

As of December 26, 2015 and December 27, 2014, the Company had $1,899,000 and $1,836,000, respectively, of net unrecognized tax benefits representing the provision for the uncertainty of certain tax positions plus a component of interest and penalties. Estimated interest and penalties on the provision for the uncertainty of certain tax positions is included in income tax expense. At December 26, 2015 and December 27, 2014 there was $727,000 and $744,000, respectively, accrued for estimated interest and penalties related to the uncertainty of certain tax positions. The Company does not currently anticipate any significant increase or decrease to the unrecognized tax benefit during fiscal year 2016.

The following table summarizes the rollforward of the total amounts of gross unrecognized tax benefits for fiscal years 2015 and 2014 (in thousands):

	Fiscal Years
	2015	2014
Gross unrecognized tax benefits — beginning of the year	$2,620	$2,261
Gross increases related to current year tax positions	482	373
Gross increases related to prior year tax positions	340	310
Gross decreases related to prior year tax positions	(195)	(109)
Settlements	—	(34)
Lapse of statute of limitations	(543)	(181)

Gross unrecognized tax benefits — end of the year	$2,704	$2,620

Landstar paid income taxes of $74,619,000 in fiscal year 2015, $98,506,000 in fiscal year 2014 and $64,255,000 in fiscal year 2013.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(6)    Operating Property

Operating property is summarized as follows (in thousands):

	Dec. 26, 2015	Dec. 27, 2014
Land	$9,148	$9,148
Buildings and improvements	39,532	38,790
Trailing equipment	311,449	267,685
Other equipment	48,389	47,261

Total operating property, gross	408,518	362,884
Less accumulated depreciation and amortization	182,591	160,681

Total operating property, net	$225,927	$202,203

Included above is $222,428,000 in 2015 and $188,311,000 in 2014 of operating property under capital leases, $164,501,000 and $143,311,000, respectively, net of accumulated depreciation and amortization. Landstar acquired operating property by entering into capital leases in the amount of $49,491,000 in fiscal year 2015, $47,232,000 in fiscal year 2014 and $49,138,000 in fiscal year 2013.

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

The expense from continuing operations for the Company-sponsored defined contribution plan included in selling, general and administrative expense was $1,901,000 in fiscal year 2015, $1,718,000 in fiscal year 2014 and $1,693,000 in fiscal year 2013.

(8)    Debt

Other than the capital lease obligations as presented on the consolidated balance sheets, the Company had no outstanding debt as of December 26, 2015 and December 27, 2014.

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

Depending upon the specific type of borrowing, borrowings under the Credit Agreement bear interest based on either (a) the prime rate, (b) the federal funds effective rate, (c) the rate at the time offered to JPMorgan Chase Bank, N.A. in the Eurodollar market or (d) the London Interbank Offered Rate, plus a margin that is determined based on the level of the Company’s Leverage Ratio, as defined in the Credit Agreement. The unused portion of the revolving credit facility under the Credit Agreement carries a commitment fee determined based on the level

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of the Leverage Ratio. The commitment fee for the unused portion of the revolving credit facility under the Credit Agreement ranges from .15% to .35%, based on achieving certain levels of the Leverage Ratio. As of December 26, 2015 and December 27, 2014, the Company had no borrowings outstanding under the Credit Agreement.

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

Landstar paid interest of $3,012,000 in fiscal year 2015, $3,229,000 in fiscal year 2014 and $3,175,000 in fiscal year 2013.

(9)    Leases

The future minimum lease payments under all noncancelable leases at December 26, 2015, principally for trailing equipment, are shown in the following table (in thousands):

	Capital Leases	Operating Leases
2016	$44,912	$907
2017	34,740	278
2018	24,610	138
2019	16,352	68
2020	8,964	—

Total future minimum lease payments	129,578	$1,391

Less amount representing interest (2.0% to 2.8%)	5,286

Present value of minimum lease payments	$124,292

Total rent expense/income from continuing operations, net of sublease income, was $318,000 expense in fiscal year 2015, $587,000 income in fiscal year 2014 and $1,238,000 income in fiscal year 2013.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(10)    Share-Based Payment Arrangements

As of December 26, 2015, the Company had two employee equity incentive plans, the 2002 employee stock option and stock incentive plan (the “ESOSIP”) and the 2011 equity incentive plan (the “2011 EIP”). No further grants can be made under the ESOSIP. The Company also has a stock compensation plan for members of its Board of Directors, the 2013 Directors Stock Compensation Plan (the “2013 DSCP”). 6,000,000 shares of the Company’s Common Stock were authorized for issuance under the 2011 EIP and 115,000 shares of the Company’s Common Stock were authorized for issuance under the 2013 DSCP. The ESOSIP, 2011 EIP and 2013 DSCP are each referred to herein as a “Plan,” and, collectively, as the “Plans.” Amounts recognized in the financial statements with respect to these Plans are as follows (in thousands):

	Fiscal Years
	2015	2014	2013
Total cost of the Plans during the period	$6,925	$6,797	$4,911
Amount of related income tax benefit recognized during the period	(2,432)	(3,171)	(1,305)

Net cost of the Plans during the period	$4,493	$3,626	$3,606

Included in income tax benefits recognized in the fiscal years ended December 26, 2015 and December 27, 2014 were income tax benefits of $383,000 and $659,000, respectively, recognized on disqualifying dispositions of the Company’s Common Stock by employees who obtained shares of Common Stock through exercises of incentive stock options.

As of December 26, 2015, there were 94,334 shares of the Company’s Common Stock reserved for issuance under the 2013 DSCP and 5,490,114 shares of the Company’s Common Stock reserved for issuance in the aggregate under the ESOSIP and 2011 EIP.

Restricted Stock Units

The following table summarizes information regarding the Company’s outstanding restricted stock unit (“RSU”) awards under the Plans:

	Number of RSUs	Weighted Average Grant Date Fair Value
Outstanding at December 29, 2012	113,000	$44.78
Granted	244,500	$51.19
Vested	(21,901)	$44.78
Forfeited	(27,592)	$47.45

Outstanding at December 28, 2013	308,007	$49.63
Granted	146,000	$53.11
Vested	(24,641)	$51.47
Forfeited	(3,736)	$49.53

Outstanding at December 27, 2014	425,630	$50.72
Granted	111,922	$53.30
Vested	(91,382)	$51.98
Forfeited	(2,013)	$52.81

Outstanding at December 26, 2015	444,157	$51.10

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During fiscal years 2013 and 2014, the Company issued RSUs with a performance condition. During fiscal year 2015, the Company issued RSUs with a performance condition and RSUs with a market condition, as further described below.

RSUs with a performance condition vest over a 3 to 5 year period generally based on varying metrics of growth in operating income and diluted earnings per share either from a base year, being the year immediately preceding the year of grant, or year-over-prior-year growth. At the time of grant, the maximum number of common shares available for issuance under the January 27, 2015 grant equals 200% of the number of RSUs granted. The maximum number of common shares available for issuance under grants made prior to 2015 equals 100% of the number of RSUs granted. The fair value of an RSU with a performance condition was determined based on the market value of the Company’s Common Stock on the date of grant, discounted for lack of marketability for a minimum post-vesting holding requirement. The discount rate due to lack of marketability used for RSU award grants with a performance condition for all periods was 7%. With respect to RSU awards with a performance condition, the Company reports compensation expense over the life of the award based on an estimated number of units that will vest over the life of the award, multiplied by the fair value of an RSU.

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

The Company recognized approximately $4,943,000, $4,443,000 and $1,276,000 of share-based compensation expense related to RSU awards in fiscal years 2015, 2014 and 2013, respectively. As of December 26, 2015, there was a maximum of $23.4 million of total unrecognized compensation cost related to RSU awards granted under the Plans with an expected average remaining life of approximately 2.8 years. With respect to RSU awards with a performance condition, the amount of future compensation expense to be recognized will be determined based on future operating results.

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

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of each option grant on its grant date was calculated using the Black-Scholes option pricing model with the following weighted average assumptions for grants made in fiscal years 2014 and 2013:

	2014	2013
Expected volatility	26.0%	32.0%
Expected dividend yield	0.43%	0.41%
Risk-free interest rate	1.50%	0.75%
Expected lives (in years)	4.0	4.0

The Company utilizes historical data, including exercise patterns and employee departure behavior, in estimating the term that options will be outstanding. Expected volatility was based on historical volatility and other factors, such as expected changes in volatility arising from planned changes to the Company’s business, if any. The risk-free interest rate was based on the yield of zero coupon U.S. Treasury bonds for terms that approximated the terms of the options granted. The weighted average grant date fair value of stock options granted during fiscal years 2014 and 2013 was $12.70 per share and $14.21 per share, respectively.

The following table summarizes information regarding the Company’s outstanding stock options under the Plans:

	Options Outstanding		Options Exercisable
	Number of Options	Weighted Average Exercise Price per Share	Number of Options	Weighted Average Exercise Price per Share
Options at December 29, 2012	1,781,182	$42.56	661,865	$40.64
Granted	152,500	$56.40
Exercised	(421,066)	$40.52
Forfeited	(57,800)	$43.90

Options at December 28, 2013	1,454,816	$44.55	693,516	$42.29
Granted	1,000	$58.06
Exercised	(615,077)	$41.27
Forfeited	(66,900)	$47.51

Options at December 27, 2014	773,839	$46.92	379,389	$44.61
Exercised	(133,518)	$45.25
Forfeited	(3,100)	$52.91

Options at December 26, 2015	637,221	$47.24	415,121	$45.12

The following tables summarize stock options outstanding and exercisable at December 26, 2015:

	Options Outstanding
Range of Exercise Prices Per Share	Number Outstanding	Weighted Average Remaining Contractual Term (years)	Weighted Average Exercise Price per Share
$35.64 - $ 40.00	83,612	3.6	$37.04
$40.01 - $ 45.00	215,803	3.9	$42.12
$45.01 - $ 58.06	337,806	6.1	$53.04

	637,221	5.0	$47.24

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Options Exercisable
Range of Exercise Prices Per Share	Number Exercisable	Weighted Average Remaining Contractual Term (years)	Weighted Average Exercise Price per Share
$35.64 - $ 40.00	83,612	3.6	$37.04
$40.01 - $ 45.00	169,103	3.6	$42.23
$45.01 - $ 56.40	162,406	5.7	$52.28

	415,121	4.4	$45.12

At December 26, 2015, the total intrinsic value of options outstanding was $6,932,000. At December 26, 2015, the total intrinsic value of options outstanding and exercisable was $5,398,000. The total intrinsic value of stock options exercised during fiscal years 2015, 2014 and 2013 was $2,954,000, $14,573,000 and $6,095,000, respectively.

As of December 26, 2015, there was $1,401,000 of total unrecognized compensation cost related to non-vested stock options granted under the Plans. The unrecognized compensation cost related to these non-vested options is expected to be recognized over a weighted average period of 1.5 years.

Non-vested Restricted Stock

The 2011 EIP provides the Compensation Committee of the Board of Directors with the authority to issue shares of Common Stock of the Company, subject to certain vesting and other restrictions on transfer (“restricted stock”).

The following table summarizes information regarding the Company’s outstanding non-vested restricted stock under the Plans:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at December 29, 2012	34,719	$42.75
Granted	15,449	$54.85
Vested	(11,975)	$45.61

Outstanding at December 28, 2013	38,193	$46.75
Granted	7,124	$63.17
Vested	(19,196)	$41.85
Forfeited	(2,768)	$54.20

Outstanding at December 27, 2014	23,353	$54.90
Granted	1,197	$62.46
Vested	(6,490)	$57.79

Outstanding at December 26, 2015	18,060	$54.36

The fair value of each share of non-vested restricted stock issued under the Plans is based on the fair value of a share of the Company’s Common Stock on the date of grant. Shares of non-vested restricted stock are generally subject to vesting in three equal annual installments or 100% on the fifth anniversary of the date of grant. The shares of restricted stock remain subject to forfeiture unless the grantee remains continuously employed with the Company or a subsidiary thereof through the applicable vesting date.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 26, 2015, there was $391,000 of total unrecognized compensation cost related to non-vested shares of restricted stock granted under the Plans. The unrecognized compensation cost related to these non-vested shares of restricted stock is expected to be recognized over a weighted average period of 1 year.

Directors’ Stock Compensation Plan

Upon election or re-election to the Board of Directors for a three year term, outside members of the Board of Directors may receive a grant of such number of restricted shares of the Company’s Common Stock equal to the quotient of $225,000 divided by the fair market value of a share of Common Stock on the date immediately following the date of such Director’s re-election or election to the Board. In fiscal years 2015, 2014 and 2013, 1,197, 7,124 and 13,449 restricted shares, respectively, were granted to outside Directors upon their re-election or election to the Board. Restricted shares generally vest in three equal annual installments on the first three annual anniversary dates of the date of grant. During fiscal years 2015, 2014 and 2013, $419,000, $331,000 and $442,000, respectively, of compensation cost was recorded for the grant of these restricted shares.

(11)    Equity

On May 19, 2015, the Landstar System, Inc. Board of Directors authorized the Company to increase the number of shares of the Company’s Common Stock that the Company is authorized to purchase from time to time in the open market and in privately negotiated transactions under a previously announced purchase program to 3,000,000 shares. As of December 26, 2015, the Company has authorization to purchase 1,809,406 shares of its Common Stock under this program. No specific expiration date has been assigned to the May 19, 2015 authorization. During fiscal year 2015, Landstar purchased a total of 2,497,748 shares of its Common Stock at a total cost of $161,152,000 pursuant to its previously announced stock purchase program.

The Company has 2,000,000 shares of preferred stock authorized and unissued.

(12)    Commitments and Contingencies

At December 26, 2015, in addition to the $57,610,000 letters of credit secured by investments, Landstar had $32,757,000 of letters of credit outstanding under the Credit Agreement.

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

(13)    Segment Information

Landstar markets its integrated transportation management solutions primarily through independent commission sales agents and exclusively utilizes third party capacity providers to transport and store customers’ freight. Landstar’s independent commission sales agents enter into contractual arrangements with the Company and are responsible for locating freight, making that freight available to Landstar’s capacity providers and coordinating the transportation of the freight with customers and capacity providers. The Company’s third party capacity providers consist of independent contractors who provide truck capacity to the Company under exclusive lease arrangements (the “BCO Independent Contractors”), unrelated trucking companies who provide

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

truck capacity to the Company under non-exclusive contractual arrangements (the “Truck Brokerage Carriers”), air cargo carriers, ocean cargo carriers and railroads. Through this network of agents and capacity providers linked together by Landstar’s information technology systems, Landstar operates an integrated transportation management solutions business primarily throughout North America with revenue of $3.3 billion during the most recently completed fiscal year. The Company reports the results of two operating segments: the transportation logistics segment and the insurance segment.

The transportation logistics segment provides a wide range of integrated transportation management solutions. Transportation services offered by the Company include truckload and less-than-truckload transportation, rail intermodal, air cargo, ocean cargo, expedited ground and air delivery of time-critical freight, heavy-haul/specialized, U.S.-Canada and U.S.-Mexico cross-border, project cargo and customs brokerage. Industries serviced by the transportation logistics segment include automotive products, building products, metals, chemicals, foodstuffs, heavy machinery, retail, electronics, ammunition and explosives and military equipment. In addition, the transportation logistics segment provides transportation services to other transportation companies, including third party logistics and less-than-truckload service providers. Each of the independent commission sales agents has the opportunity to market all of the services provided by the transportation logistics segment. Billings for freight transportation services are typically charged to customers on a per shipment basis for the physical transportation of freight.

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

No single customer accounted for more than 10% of the Company’s consolidated revenue in fiscal years 2015, 2014 or 2013. Substantially all of the Company’s revenue is generated in North America, primarily through customers located in the United States.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables summarize information about the Company’s reportable business segments as of and for the fiscal years ending December 26, 2015, December 27, 2014 and December 28, 2013 (in thousands):

	Transportation Logistics	Insurance	Total
2015
External revenue	$3,276,677	$44,414	$3,321,091
Internal revenue		31,342	31,342
Investment income		1,396	1,396
Interest and debt expense	2,949		2,949
Depreciation and amortization	29,102		29,102
Operating income	207,883	33,823	241,706
Expenditures on long-lived assets	4,804		4,804
Goodwill	31,134		31,134
Capital lease additions	49,491		49,491
Total assets	849,102	148,968	998,070
2014
External revenue	$3,145,413	$39,377	$3,184,790
Internal revenue		28,164	28,164
Investment income		1,381	1,381
Interest and debt expense	3,177		3,177
Depreciation and amortization	27,575		27,575
Operating income	193,914	30,458	224,372
Expenditures on long-lived assets	10,539		10,539
Goodwill	31,134		31,134
Capital lease additions	47,232		47,232
Total assets	917,789	126,423	1,044,212
2013
External revenue from continuing operations	$2,628,225	$36,555	$2,664,780
Internal revenue		28,811	28,811
Investment income		1,475	1,475
Interest and debt expense from continuing operations	3,211		3,211
Depreciation and amortization from continuing operations	27,667		27,667
Operating income from continuing operations	151,188	25,402	176,590
Expenditures on long-lived assets from continuing operations	6,373		6,373
Goodwill	31,134		31,134
Capital lease additions	49,138		49,138
Total assets	754,904	215,792	970,696

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

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the effect of the increase in the cost of insurance claims resulting from unfavorable development of prior year self-insured claims estimates on operating income, income from continuing operations and earnings per share from continuing operations in the consolidated statements of income for the fiscal years ended December 26, 2015, December 27, 2014 and December 28, 2013 (in thousands, except per share amounts):

	Fiscal Years Ended
	December 26, 2015	December 27, 2014	December 28, 2013
Operating income	$4,852	$6,664	$10,909
Income from continuing operations	2,999	4,118	6,742
Earnings per share from continuing operations	$0.07	$0.09	$0.15
Diluted earnings per share from continuing operations	$0.07	$0.09	$0.15

(15)    Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-09 —Revenue from Contracts with Customers (“ASU 2014-09”). ASU 2014-09 is a comprehensive revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. In adopting ASU 2014-09, companies may use either a full retrospective or a modified retrospective approach. On July 9, 2015, the FASB approved deferring the effective date by one year to December 15, 2017 for annual reporting periods beginning after that date. The FASB also approved permitting early adoption of the standard, but not before the original effective date of December 15, 2016. ASU 2014-09 is not expected to have a material impact on the Company’s financial statements.

In November 2015, the Financial Accounting Standards Board issued Accounting Standards Update 2015-17 — Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”). ASU 2015-17 requires a company to classify all deferred tax assets and liabilities, along with any related valuation allowance, as noncurrent on the balance sheet. ASU 2015-17 is effective for the first interim period within annual reporting periods beginning after December 15, 2016, and early adoption is permitted. ASU 2015-17 is not expected to have a material impact on the Company’s financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Landstar System, Inc.:

We have audited the accompanying consolidated balance sheets of Landstar System, Inc. and subsidiary (the Company) as of December 26, 2015 and December 27, 2014, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the fiscal years ended December 26, 2015, December 27, 2014 and December 28, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Landstar System, Inc. and subsidiary as of December 26, 2015 and December 27, 2014, and the results of their operations and their cash flows for each of the fiscal years ended December 26, 2015, December 27, 2014 and December 28, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Landstar System, Inc.’s internal control over financial reporting as of December 26, 2015, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 19, 2016, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/S/ KPMG LLP

February 19, 2016

Jacksonville, Florida

Certified Public Accountants

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

QUARTERLY FINANCIAL DATA

(Dollars in thousands, except per share amounts)

(Unaudited)

	Fourth Quarter 2015	Third Quarter 2015	Second Quarter 2015	First Quarter 2015
Revenue	$848,602	$841,726	$868,383	$762,380

Operating income	$62,648	$63,980	$66,033	$49,045

Income before income taxes	$61,907	$63,266	$65,320	$48,264
Income taxes	24,052	23,918	24,849	18,249

Net income	$37,855	$39,348	$40,471	$30,015

Earnings per common share(1)	$0.89	$0.91	$0.92	$0.67

Diluted earnings per share(1)	$0.88	$0.90	$0.92	$0.67

Dividends per common share	$0.08	$0.08	$0.07	$0.07

	Fourth Quarter 2014	Third Quarter 2014	Second Quarter 2014	First Quarter 2014
Revenue	$862,830	$819,320	$814,443	$688,197

Operating income	$61,209	$59,577	$58,572	$45,014

Income before income taxes	$60,292	$58,803	$57,854	$44,246
Income taxes	21,801	22,048	21,929	16,608

Net income	$38,491	$36,755	$35,925	$27,638

Earnings per common share(1)	$0.86	$0.82	$0.80	$0.61

Diluted earnings per share(1)	$0.86	$0.82	$0.80	$0.61

Dividends per common share	$1.07	$0.07	$0.06	$0.06

(1)	Due to the changes in the number of average common shares and common stock equivalents outstanding during the year, the sum of earnings per share amounts for each quarter do not necessarily sum in the aggregate to the earnings per share amounts for the full year.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, an evaluation was carried out, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended). Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of December 26, 2015 to provide reasonable assurance that information required to be disclosed by the Company in reports that it filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

Management, with the participation of the Company’s principal executive and principal financial officers, assessed the effectiveness of the Company’s internal control over financial reporting as of December 26, 2015. This assessment was performed using the criteria established under the Internal Control-Integrated Framework (2013) established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

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

Based on the assessment performed using the criteria established by COSO, management has concluded that the Company maintained effective internal control over financial reporting as of December 26, 2015.

KPMG LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K for the fiscal year ended December 26, 2015, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting. Such report appears immediately below.

(b)  Attestation Report of the Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Landstar System, Inc.:

We have audited Landstar System, Inc.’s internal control over financial reporting as of December 26, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Landstar System, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Landstar System, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 26, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Landstar System, Inc. and subsidiary as of December 26, 2015 and December 27, 2014, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the fiscal years ended December 26, 2015, December 27, 2014 and December 28, 2013, and our report dated February 19, 2016, expressed an unqualified opinion on those consolidated financial statements.

/s/    KPMG LLP

February 19, 2016

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

(3) Exhibits

Exhibit No.	Description
(3)	Articles of Incorporation and By-Laws:
3.1	Restated Certificate of Incorporation of the Company dated March 6, 2006, including Certificate of Designation of Junior Participating Preferred Stock dated February 10, 1993. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (Commission File No. 0-21238))
3.2	The Company’s Bylaws, as amended and restated on February 21, 2011. (Incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for fiscal year ended December 25, 2010 (Commission File No. 0-21238))
(4)	Instruments defining the rights of security holders, including indentures:
4.1	Specimen of Common Stock Certificate. (Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 33-57174))
4.2	Amended and Restated Credit Agreement, dated as of June 29, 2012, among Landstar System Holding, Inc., the Company, the lenders named therein, and JPMorgan Chase Bank, N.A. as Administrative Agent (including exhibits and schedules thereto). (Incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K filed on July 5, 2012 (Commission File No. 0-21238))
4.3	First Amendment to Amended and Restated Credit Agreement, dated as of November 1, 2013, by and among Landstar System Holdings, Inc., Landstar System, Inc. and the other parties thereto. (Incorporated by reference to Exhibit 4.3 to the Registrant’s Annual Report on Form 10-K for fiscal year ended December 28, 2013 (Commission File No. 0-21238))
(10)	Material contracts:
10.1+	Landstar System, Inc. Executive Incentive Compensation Plan (Incorporated by reference to Exhibit A to the Registrant’s Definitive Proxy Statement filed on April 12, 2012 (Commission File No. 0-21238))
10.2+	Amendment to the Landstar System, Inc. Executive Incentive Compensation Plan, dated March 17, 2015, (Incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed on March 19, 2015 (Commission File No. 0-21238))
10.3+*	Amendment to the Landstar System, Inc. Executive Incentive Compensation Plan, dated December 2, 2015

Exhibit No.	Description
10.4+	Landstar System, Inc. Supplemental Executive Retirement Plan, as amended and restated as of January 1, 2015 (Incorporated by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 27, 2014 (Commission File No. 0-21238))
10.5+	Amended and Restated Landstar System, Inc. 2002 Employee Stock Option and Stock Incentive Plan (Incorporated by reference to Exhibit A to the Registrant’s Definitive Proxy Statement filed on March 23, 2009 (Commission File No. 0-21238))
10.6+*	Amendment to the Amended and Restated Landstar System, Inc. 2002 Employee Stock Option and Stock Incentive Plan, dated February 18, 2016
10.7+	Landstar System, Inc. 2011 Equity Incentive Plan, as amended through November 29, 2011 (Incorporated by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (Commission File No. 0-21238))
10.8+*	Amendment to the Landstar System, Inc. 2011 Equity Incentive Plan, dated December 2, 2015
10.9+	Landstar System, Inc. 2013 Directors Stock Compensation Plan (Incorporated by reference to Exhibit A to the Registrant’s Definitive Proxy Statement filed on April 11, 2013 (Commission File No. 0-21238))
10.10+*	Amendment to the Landstar System, Inc. Directors Stock Compensation Plan, dated December 2, 2015
10.11+	Form of Indemnification Agreement between the Company and each of the directors and Executive Officers of the Company (Incorporated by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 27, 2003 (Commission File No. 0-21238))
10.12+*	Form of Key Executive Employment Protection Agreement between Landstar System, Inc. and each of the Executive Officers of the Company, in the form as amended as of December 26, 2015.
10.13+	Total Shareholder Return Performance Related Stock Award Agreement, dated May 1, 2015, between Landstar System, Inc. and James B. Gattoni (Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on March 19, 2015 (Commission File No. 0-21238))
10.14+	Letter Agreement, dated January 3, 2012, between Landstar System, Inc. and Henry H. Gerkens (Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on January 3, 2012 (Commission File No. 0-21238))
10.15+	Amendment, dated January 23, 2013, to the Letter Agreement dated January 3, 2012, between Landstar System, Inc. and Henry H. Gerkens (Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on January 25, 2013 (Commission File No. 0-21238))
10.16+	Performance Related Stock Award Agreement, dated January 23, 2013, between Landstar System, Inc. and Henry H. Gerkens (Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on January 25, 2013 (Commission File No. 0-21238))
10.17+	Stock Purchase Agreement, dated as of December 10, 2013, by and among XPO Logistics, Inc., Landstar Supply Chain Solutions, Inc. and Landstar System Holdings, Inc. (Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on December 12, 2013 (Commission File No. 0-21238))
10.18+	Letter Agreement, dated December 27, 2013, by and among Landstar System Holdings, Inc., Landstar Supply Chain Solutions, Inc. and XPO Logistics, Inc., (Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on January 3, 2014 (Commission File No. 0-21238))
(21)	Subsidiaries of the Registrant:
21.1*	List of Subsidiaries of the Registrant
(23)	Consents of experts and counsel:
23.1*	Consent of KPMG LLP as Independent Registered Public Accounting Firm

Exhibit No.	Description
(24)	Power of attorney:
24.1*	Powers of Attorney
(31)	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002:
31.1*	Chief Executive Officer certification, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Chief Financial Officer certification, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(32)	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002:
32.1**	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*	The following materials from the Company’s Annual Report on Form 10-K for the fiscal year ended December 26, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Changes in Shareholders’ Equity and (vi) Notes to Consolidated Financial Statements

+	management contract or compensatory plan or arrangement
*	Filed herewith.
**	Furnished herewith.

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

Date: February 19, 2016	LANDSTAR SYSTEM, INC.

	By:	/S/ JAMES B. GATTONI
James B. Gattoni
President and Chief Executive Officer

	By:	/S/ L. KEVIN STOUT
L. Kevin Stout
Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JAMES B. GATTONI James B. Gattoni	President and Chief Executive Officer; Principal Executive Officer; Director	February 19, 2016

/s/ L. KEVIN STOUT L. Kevin Stout	Vice President and Chief Financial Officer; Principal Financial Officer and Principal Accounting Officer	February 19, 2016

* Homaira Akbari	Director	February 19, 2016

* David G. Bannister	Director	February 19, 2016

* Michael A. Henning	Director	February 19, 2016

* Diana M. Murphy	Chairman of the Board	February 19, 2016

* Anthony J. Orlando	Director	February 19, 2016

* Larry J. Thoele	Director	February 19, 2016

By:	/S/ MICHAEL K. KNELLER
Michael K. Kneller
Attorney In Fact*