Form 10-Q
period 2016-03-26
LANDSTAR SYSTEM INC
filed 2016-04-29
CIK 853816

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 26, 2016

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

The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of the close of business on April 18, 2016 was 42,326,371.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

The interim consolidated financial statements contained herein reflect all adjustments (all of a normal, recurring nature) which, in the opinion of management, are necessary for a fair statement of the financial condition, results of operations, cash flows and changes in shareholders’ equity for the periods presented. They have been prepared in accordance with Rule 10-01 of Regulation S-X and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the thirteen weeks ended March 26, 2016 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 2016.

These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s 2015 Annual Report on Form 10-K.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

(Unaudited)

	March 26, 2016	December 26, 2015

ASSETS
Current Assets
Cash and cash equivalents	$156,284	$114,520
Short-term investments	61,140	48,823
Trade accounts receivable, less allowance of $4,777 and $4,327	383,057	462,699
Other receivables, including advances to independent contractors, less allowance of $4,373 and $4,143	28,778	18,472
Other current assets	7,529	11,604

Total current assets	636,788	656,118

Operating property, less accumulated depreciation and amortization of $185,236 and $182,591	228,474	225,927
Goodwill	31,134	31,134
Other assets	61,096	78,339

Total assets	$957,492	$991,518

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Cash overdraft	$30,073	$35,609
Accounts payable	172,035	223,709
Current maturities of long-term debt	43,148	42,499
Insurance claims	22,026	19,757
Other current liabilities	54,786	47,963

Total current liabilities	322,068	369,537

Long-term debt, excluding current maturities	81,385	81,793
Insurance claims	21,493	21,477
Deferred income taxes and other noncurrent liabilities	50,157	52,474

Shareholders’ Equity
Common stock, $0.01 par value, authorized 160,000,000 shares, issued 67,473,450 and 67,391,616 shares	675	674
Additional paid-in capital	195,667	195,841
Retained earnings	1,415,763	1,389,975
Cost of 25,147,079 and 24,972,079 shares of common stock in treasury	(1,126,993)	(1,116,765)
Accumulated other comprehensive loss	(2,723)	(3,488)

Total shareholders’ equity	482,389	466,237

Total liabilities and shareholders’ equity	$957,492	$991,518

See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share amounts)

(Unaudited)

	Thirteen Weeks Ended
	March 26, 2016	March 28, 2015
Revenue	$711,644	$762,380
Investment income	380	354
Costs and expenses:
Purchased transportation	540,328	587,153
Commissions to agents	59,092	59,784
Other operating costs, net of gains on asset sales/dispositions	7,407	7,689
Insurance and claims	14,213	14,796
Selling, general and administrative	34,614	37,248
Depreciation and amortization	8,438	7,019

Total costs and expenses	664,092	713,689

Operating income	47,932	49,045
Interest and debt expense	889	781

Income before income taxes	47,043	48,264
Income taxes	17,859	18,249

Net income	$29,184	$30,015

Earnings per common share	$0.69	$0.67

Diluted earnings per share	$0.69	$0.67

Average number of shares outstanding:
Earnings per common share	42,395,000	44,588,000

Diluted earnings per share	42,489,000	44,760,000

Dividends per common share	$0.08	$0.07

See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

(Unaudited)

	Thirteen Weeks Ended
	March 26, 2016	March 28, 2015

Net income	$29,184	$30,015
Other comprehensive income (loss):
Unrealized holding gains on available-for-sale investments, net of tax expenses of $100 and $125	182	228
Foreign currency translation gains (losses)	583	(280)

Other comprehensive income (loss)	765	(52)

Comprehensive income	$29,949	$29,963

See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Thirteen Weeks Ended
	March 26, 2016	March 28, 2015
OPERATING ACTIVITIES
Net income	$29,184	$30,015
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of operating property	8,438	7,019
Non-cash interest charges	54	55
Provisions for losses on trade and other accounts receivable	1,494	702
Gains on sales/disposals of operating property	(874)	(107)
Deferred income taxes, net	2,682	885
Stock-based compensation	1,100	1,667
Changes in operating assets and liabilities:
Decrease in trade and other accounts receivable	67,842	29,939
Decrease in other assets	9,783	11,216
Decrease in accounts payable	(51,674)	(23,862)
Increase (decrease) in other liabilities	1,724	(9,580)
Increase in insurance claims	2,285	1,321

NET CASH PROVIDED BY OPERATING ACTIVITIES	72,038	49,270

INVESTING ACTIVITIES
Sales and maturities of investments	10,636	10,651
Purchases of investments	(11,190)	(11,107)
Purchases of operating property	(828)	(2,450)
Proceeds from sales of operating property	2,273	656

NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	891	(2,250)

FINANCING ACTIVITIES
Decrease in cash overdraft	(5,536)	(6,219)
Dividends paid	(3,396)	(47,906)
Proceeds from exercises of stock options	105	429
Taxes paid in lieu of shares issued related to stock-based compensation plans	(1,527)	(2,069)
Excess tax benefits from stock-based awards	149	486
Purchases of common stock	(10,228)	(31,300)
Principal payments on capital lease obligations	(11,315)	(9,218)

NET CASH USED BY FINANCING ACTIVITIES	(31,748)	(95,797)

Effect of exchange rate changes on cash and cash equivalents	583	(280)

Increase (decrease) in cash and cash equivalents	41,764	(49,057)
Cash and cash equivalents at beginning of period	114,520	163,944

Cash and cash equivalents at end of period	$156,284	$114,887

See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

Thirteen Weeks Ended March 26, 2016

(Dollars in thousands)

(Unaudited)

	Common Stock		Additional Paid-In	Retained	Treasury Stock at Cost		Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	Income (Loss)	Total

Balance December 26, 2015	67,391,616	$674	$195,841	$1,389,975	24,972,079	$(1,116,765)	$(3,488)	$466,237

Net income				29,184				29,184

Dividends ($0.08 per share)				(3,396)				(3,396)

Purchases of common stock					175,000	(10,228)		(10,228)

Issuance of stock related to stock-based compensation plans, including excess tax effect	81,834	1	(1,274)					(1,273)

Stock-based compensation			1,100					1,100

Other comprehensive income							765	765

Balance March 26, 2016	67,473,450	$675	$195,667	$1,415,763	25,147,079	$(1,126,993)	$(2,723)	$482,389

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

During the first fiscal quarter of 2016, we adopted Accounting Standards Update 2015-17 – Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”) on a retrospective basis. As required by ASU 2015-17, all deferred tax assets and liabilities are classified as noncurrent in our consolidated balance sheets, which is a change from our historical presentation, whereby certain of our deferred tax assets and liabilities were classified as current and the remainder were classified as noncurrent. Upon adoption of ASU 2015-17, current deferred tax assets of $6,552,000 in our December 26, 2015 consolidated balance sheet were reclassified as noncurrent.

(1)	Share-based Payment Arrangements

As of March 26, 2016, the Company had two employee equity incentive plans, the 2002 employee stock option and stock incentive plan (the “ESOSIP”) and the 2011 equity incentive plan (the “2011 EIP”). No further grants can be made under the ESOSIP. The Company also has a stock compensation plan for members of its Board of Directors, the 2013 Directors Stock Compensation Plan (the “2013 DSCP”). 6,000,000 shares of the Company’s common stock were authorized for issuance under the 2011 EIP and 115,000 shares of the Company’s common stock were authorized for issuance under the 2013 DSCP. The ESOSIP, 2011 EIP and 2013 DSCP are each referred to herein as a “Plan,” and, collectively, as the “Plans.” Amounts recognized in the financial statements with respect to these Plans are as follows (in thousands):

	Thirteen Weeks Ended
	March 26, 2016	March 28, 2015
Total cost of the Plans during the period	$1,100	$1,667

Amount of related income tax benefit recognized during the period	(471)	(701)

Net cost of the Plans during the period	$629	$966

Included in income tax benefits recognized in the thirteen-week periods ended March 26, 2016 and March 28, 2015 were income tax benefits of $113,000 and $160,000, respectively, recognized on disqualifying dispositions of the Company’s common stock by employees who obtained shares of common stock through exercises of incentive stock options.

As of March 26, 2016, there were 94,334 shares of the Company’s common stock reserved for issuance under the 2013 DSCP and 5,209,751 shares of the Company’s common stock reserved for issuance in the aggregate under the ESOSIP and 2011 EIP.

Restricted Stock Units

The following table summarizes information regarding the Company’s outstanding restricted stock unit (“RSU”) awards under the Plans:

	Number of RSUs	Weighted Average Grant Date Fair Value
Outstanding at December 26, 2015	444,157	$51.10
Granted	79,484	$51.59
Vested	(81,344)	$53.08
Forfeited	(49,364)	$53.53

Outstanding at March 26, 2016	392,933	$50.49

During the thirteen-week period ended March 26, 2016, the Company granted RSUs with a performance condition. RSUs with a performance condition granted on January 29, 2016 may vest on January 31 of 2019, 2020 and 2021 based on growth in operating income and diluted earnings per share from continuing operations as compared to the results from the 2015 fiscal year. Outstanding RSUs at both December 26, 2015 and March 26, 2016 include RSUs with a performance condition and RSUs with a market condition, as further described below.

RSUs with a performance condition vest over a 5 year period from the date of grant based on growth in operating income and diluted earnings per share as compared to a base year, being the year immediately preceding the year of grant. At the time of grant, the maximum number of common shares available for issuance under the January 29, 2016 and January 27, 2015 grants equals 200% of the number of RSUs granted. The maximum number of common shares available for issuance under grants made prior to 2015 equals 100% of the number of RSUs granted. The fair value of an RSU with a performance condition was determined based on the market value of the Company’s common stock on the date of grant, discounted for lack of marketability for a minimum post-vesting holding requirement. The discount rate due to lack of marketability used for RSU award grants with a performance condition for all periods was 7%. With respect to RSU awards with a performance condition, the Company reports compensation expense over the life of the award based on an estimated number of units that will vest over the life of the award, multiplied by the fair value of an RSU.

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

The Company recognized approximately $640,000 and $1,158,000 of share-based compensation expense related to RSU awards in the thirteen-week periods ended March 26, 2016 and March 28, 2015, respectively. As of March 26, 2016, there was a maximum of $28.2 million of total unrecognized compensation cost related to RSU awards granted under the Plans with an expected average remaining life of approximately 3.4 years. With respect to RSU awards with a performance condition, the amount of future compensation expense to be recognized will be determined based on future operating results.

Stock Options

The following table summarizes information regarding the Company’s outstanding stock options under the Plans:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (000s)

Options outstanding at December 26, 2015	637,221	$47.24
Exercised	(28,900)	$45.57
Forfeited	(2,400)	$52.50

Options outstanding at March 26, 2016	605,921	$47.30	4.9	$11,748

Options exercisable at March 26, 2016	507,521	$45.99	4.6	$10,505

The total intrinsic value of stock options exercised during the thirteen-week periods ended March 26, 2016 and March 28, 2015 was $409,000 and $1,108,000, respectively.

As of March 26, 2016, there was $1,096,000 of total unrecognized compensation cost related to non-vested stock options granted under the Plans. The unrecognized compensation cost related to these non-vested options is expected to be recognized over a weighted average period of 1.3 years.

Non-vested Restricted Stock

The following table summarizes information regarding the Company’s outstanding non-vested restricted stock under the Plans:

	Number of Shares	Weighted Average Grant Date Fair Value

Outstanding at December 26, 2015	18,060	$54.36
Granted	18,271	$55.47

Outstanding at March 26, 2016	36,331	$54.92

The fair value of each share of non-vested restricted stock issued under the Plans is based on the fair value of a share of the Company’s common stock on the date of grant. Shares of non-vested restricted stock are generally subject to vesting in three equal annual installments or 100% on the third or fifth anniversary of the date of the grant.

As of March 26, 2016, there was $1,217,000 of total unrecognized compensation cost related to non-vested shares of restricted stock granted under the Plans. The unrecognized compensation cost related to these non-vested shares of restricted stock is expected to be recognized over a weighted average period of 2.4 years.

(2)	Income Taxes

The provisions for income taxes for both the 2016 and 2015 thirteen-week periods were based on estimated annual effective income tax rates of 38.2%, adjusted for discrete events, such as benefits resulting from disqualifying dispositions of the Company’s common stock by employees who obtained the stock through exercises of incentive stock options. The effective income tax rates for the 2016 and 2015 thirteen-week periods were 38.0% and 37.8%, respectively, which were higher than the statutory federal income tax rate primarily as a result of state taxes, the meals and entertainment exclusion and non-deductible stock-based compensation.

During the first fiscal quarter of 2016, the Company adopted Accounting Standards Update 2015-17 – Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”), which requires an entity to present deferred tax assets and deferred tax liabilities as noncurrent in a classified balance sheet. As of December 26, 2015, the Company reclassified $6,552,000 of current deferred tax assets to noncurrent to conform to the current year presentation and this amount is now included in deferred income taxes and other noncurrent liabilities on the consolidated balance sheets.

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

The following table provides a reconciliation of the average number of common shares outstanding used to calculate earnings per common share to the average number of common shares and common share equivalents outstanding used to calculate diluted earnings per share (in thousands):

	Thirteen Weeks Ended
	March 26, 2016	March 28, 2015
Average number of common shares outstanding	42,395	44,588
Incremental shares from assumed exercises of stock options	94	172

Average number of common shares and common share equivalents outstanding	42,489	44,760

For each of the thirteen-week periods ended March 26, 2016 and March 28, 2015, no options outstanding to purchase shares of common stock were antidilutive. Outstanding RSUs were excluded from the calculation of diluted earnings per share for all periods because the performance metric requirements or market condition for vesting had not been satisfied.

(4)	Additional Cash Flow Information

During the 2016 thirteen-week period, Landstar paid income taxes and interest of $209,000 and $913,000, respectively. During the 2015 thirteen-week period, Landstar paid income taxes and interest of $669,000 and $794,000, respectively. Landstar acquired operating property by entering into capital leases in the amount of $11,556,000 in the 2016 thirteen-week period. Landstar did not acquire any operating property by entering into capital leases in the 2015 thirteen-week period.

(5)	Segment Information

The following table summarizes information about the Company’s reportable business segments as of and for the thirteen-week periods ended March 26, 2016 and March 28, 2015 (in thousands):

	Thirteen Weeks Ended
	March 26, 2016			March 28, 2015
	Transportation Logistics	Insurance	Total	Transportation Logistics	Insurance	Total

External revenue	$700,100	$11,544	$711,644	$751,796	$10,584	$762,380
Investment income		380	380		354	354
Internal revenue		7,231	7,231		6,396	6,396
Operating income	39,625	8,307	47,932	43,730	5,315	49,045
Expenditures on long-lived assets	828		828	2,450		2,450
Goodwill	31,134		31,134	31,134		31,134

In the thirteen-week periods ended March 26, 2016 and March 28, 2015, no single customer accounted for more than 10% of the Company’s consolidated revenue.

(6)	Other Comprehensive Income

The following table presents the components of and changes in accumulated other comprehensive income, net of related income taxes, as of and for the thirteen-week period ended March 26, 2016 (in thousands):

	Unrealized Holding Gains (Losses) on Available-for-Sale Securities	Foreign Currency Translation	Total
Balance as of December 26, 2015	$(94)	$(3,394)	$(3,488)
Other comprehensive income	182	583	765

Balance as of March 26, 2016	$88	$(2,811)	$(2,723)

Amounts reclassified from accumulated other comprehensive income to investment income due to the realization of previously unrealized gains and losses in the accompanying consolidated statements of income were not significant for the thirteen-week period ended March 26, 2016.

(7)	Investments

Investments include primarily investment-grade corporate bonds and U.S. Treasury obligations having maturities of up to five years (the “bond portfolio”). Investments in the bond portfolio are reported as available-for-sale and are carried at fair value. Investments maturing less than one year from the balance sheet date are included in short-term investments and investments maturing more than one year from the balance sheet date are included in other assets in the consolidated balance sheets. Management performs an analysis of the nature of the unrealized losses on available-for-sale investments to determine whether such losses are other-than-temporary. Unrealized losses, representing the excess of the purchase price of an investment over its fair value as of the end of a period, considered to be other-than-temporary, are to be included as a charge in the statement of income, while unrealized losses considered to be temporary are to be included as a component of shareholders’ equity. Investments whose values are based on quoted market prices in active markets are classified within Level 1. Investments that trade in markets that are not considered to be active, but are valued based on quoted market prices, are classified within Level 2. As Level 2 investments include positions that are not traded in active markets, valuations may be adjusted to reflect illiquidity and/or non-transferability, which are generally based on available market information. Any transfers between levels are recognized as of the beginning of any reporting period. Fair value of the bond portfolio was determined using Level 1 inputs related to U.S. Treasury obligations and money market investments and Level 2 inputs related to investment-grade corporate bonds, asset-backed securities and direct obligations of government agencies. Unrealized gains, net of unrealized losses, on the investments in the bond portfolio were $137,000 at March 26, 2016, while unrealized losses, net of unrealized gains, on the investments in the bond portfolio were $145,000 at December 26, 2015.

The amortized cost and fair values of available-for-sale investments are as follows at March 26, 2016 and December 26, 2015 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 26, 2016

Money market investments	$8,526	$—	$—	$8,526
Asset-backed securities	4,519	2	61	4,460
Corporate bonds and direct obligations of government agencies	76,398	327	137	76,588
U.S. Treasury obligations	19,210	10	4	19,216

Total	$108,653	$339	$202	$108,790

December 26, 2015

Money market investments	$7,594	$—	$—	$7,594
Asset-backed securities	4,523	1	58	4,466
Corporate bonds and direct obligations of government agencies	76,839	190	270	76,759
U.S. Treasury obligations	19,273	5	13	19,265

Total	$108,229	$196	$341	$108,084

For those available-for-sale investments with unrealized losses at March 26, 2016 and December 26, 2015, the following table summarizes the duration of the unrealized loss (in thousands):

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
March 26, 2016

Asset-backed securities	$1,684	$11	$2,428	$50	$4,112	$61
Corporate bonds and direct obligations of government agencies	20,974	51	3,868	86	24,842	137
U.S. Treasury obligations	12,042	4	—	—	12,042	4

Total	$34,700	$66	$6,296	$136	$40,996	$202

December 26, 2015

Asset-backed securities	$4,422	$58	$—	$—	$4,422	$58
Corporate bonds and direct obligations of government agencies	39,276	217	562	53	39,838	270
U.S. Treasury obligations	15,093	13	—	—	15,093	13

Total	$58,791	$288	$562	$53	$59,353	$341

The Company expects to recover the amortized cost basis of these securities as it does not intend to sell, and does not anticipate being required to sell, these securities before recovery of the cost basis. For these reasons, the Company does not consider the unrealized losses on these securities to be other-than-temporary at March 26, 2016.

(8)	Commitments and Contingencies

Short-term investments include $61,140,000 in current maturities of investments held by the Company’s insurance segment at March 26, 2016. The non-current portion of the bond portfolio of $47,650,000 is included in other assets. The short-term investments, together with $4,815,000 of non-current investments, provide collateral for the $59,360,000 of letters of credit issued to guarantee payment of insurance claims. As of March 26, 2016, Landstar also had $32,757,000 of additional letters of credit outstanding under the Company’s Credit Agreement.

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

The following table summarizes the effect of the increase in the cost of insurance claims resulting from unfavorable development of prior year self-insured claims estimates on operating income, net income and earnings per share amounts in the consolidated statements of income for the thirteen-week periods ended March 26, 2016 and March 28, 2015 (in thousands, except per share amounts):

	Thirteen Weeks Ended
	March 26, 2016	March 28, 2015
Operating income	$2,078	$4,641
Net income	1,284	2,868

Earnings per share	$0.03	$0.06
Diluted earnings per share	$0.03	$0.06

The unfavorable development of prior years’ claims in the thirteen-week period ended March 28, 2015 primarily related to the impact of the March 13, 2015 verdict further described in reports previously filed by the Company with the Securities and Exchange Commission.

(10)	Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2014-09 - Revenue from Contracts with Customers (“ASU 2014-09”). ASU 2014-09 is a comprehensive revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. In adopting ASU 2014-09, companies may use either a full retrospective or a modified retrospective approach. On July 9, 2015, the FASB approved deferring the effective date by one year to December 15, 2017 for annual reporting periods beginning after that date. The FASB also approved permitting early adoption of the standard, but not before the original effective date of December 15, 2016. ASU 2014-09 is not expected to have a material impact on the Company’s financial statements.

In November 2015, the FASB issued ASU 2015-17 – Balance Sheet Classification of Deferred Taxes. The Company has adopted this guidance during the first fiscal quarter of 2016 and applied it retrospectively. The prior period presented has been reclassified to conform to the current year presentation. See Note 2, Income Taxes, for further information.

In February 2016, the FASB issued Accounting Standards Update 2016-02 – Leases (“ASU 2016-02”). ASU 2016-02 requires a company to recognize a right-of-use asset and lease liability for the obligation to make lease payments measured at the present value of the lease payments for all leases with terms greater than twelve months. Companies are required to use a modified retrospective transition approach to recognize leases at the beginning of the earliest period presented. ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018, and interim periods therein, and early adoption is permitted. ASU 2016-02 is not expected to have a material impact on the Company’s financial statements.

In March 2016, the FASB issued Accounting Standards Update 2016-09 – Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which is intended to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods therein. The Company is currently evaluating the impact of ASU 2016-09 on its financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the interim consolidated financial statements and notes thereto included herein, and with the Company’s audited financial statements and notes thereto for the fiscal year ended December 26, 2015 and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 2015 Annual Report on Form 10-K.

FORWARD-LOOKING STATEMENTS

The following is a “safe harbor” statement under the Private Securities Litigation Reform Act of 1995. Statements contained in this document that are not based on historical facts are “forward-looking statements.” This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Form 10-Q contain forward-looking statements, such as statements which relate to Landstar’s business objectives, plans, strategies and expectations. Terms such as “anticipates,” “believes,” “estimates,” “intention,” “expects,” “plans,” “predicts,” “may,” “should,” “could,” “will,” the negative thereof and similar expressions are intended to identify forward-looking statements. Such statements are by nature subject to uncertainties and risks, including but not limited to: an increase in the frequency or severity of accidents or other claims; unfavorable development of existing accident claims; dependence on third party insurance companies; dependence on independent commission sales agents; dependence on third party capacity providers; decreased demand for transportation services; substantial industry competition; disruptions or failures in the Company’s computer systems; cyber incidents; dependence on key vendors; changes in fuel taxes; status of independent contractors; regulatory and legislative changes; catastrophic loss of a Company facility; intellectual property; unclaimed property; and other operational, financial or legal risks or uncertainties detailed in Landstar’s Form 10-K for the 2015 fiscal year, described in Item 1A “Risk Factors”, this report or in Landstar’s other Securities and Exchange Commission filings from time to time. These risks and uncertainties could cause actual results or events to differ materially from historical results or those anticipated. Investors should not place undue reliance on such forward-looking statements and the Company undertakes no obligation to publicly update or revise any forward-looking statements.

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

The transportation logistics segment provides a wide range of integrated transportation management solutions. Transportation services offered by the Company include truckload and less-than-truckload transportation, rail intermodal, air cargo, ocean cargo, expedited ground and air delivery of time-critical freight, heavy-haul/specialized, U.S.-Canada and U.S.-Mexico cross-border, project cargo and customs brokerage. Industries serviced by the transportation logistics segment include automotive products, building products, metals, chemicals, foodstuffs, heavy machinery, retail, electronics, ammunition and explosives and military equipment. In addition, the transportation logistics segment provides transportation services to other transportation companies, including third party logistics and less-than-truckload service providers. Each of the independent commission sales agents has the opportunity to market all of the services provided by the transportation logistics segment. Billings for freight transportation services are typically charged to customers on a per shipment basis for the physical transportation of freight and are referred to as transportation revenue. During the thirteen weeks ended March 26, 2016, revenue hauled by BCO Independent Contractors, Truck Brokerage Carriers and railroads represented approximately 47%, 45% and 4%, respectively, of the Company’s consolidated revenue. Collectively, revenue hauled by air and ocean cargo carriers represented approximately 3% of the Company’s consolidated revenue in the thirteen-week period ended March 26, 2016.

The insurance segment is comprised of Signature Insurance Company, a wholly owned offshore insurance subsidiary (“Signature”), and Risk Management Claim Services, Inc. This segment provides risk and claims management services to certain of Landstar’s operating subsidiaries. In addition, it reinsures certain risks of the Company’s BCO Independent Contractors and provides certain property and casualty insurance directly to certain of Landstar’s operating subsidiaries. Revenue at the insurance segment represents reinsurance premiums from third party insurance companies that provide insurance programs to BCO Independent Contractors where all or a portion of the risk is ultimately borne by Signature. Revenue at the insurance segment represented approximately 2% of the Company’s consolidated revenue for the thirteen-week period ended March 26, 2016.

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

While customer demand, which is subject to overall economic conditions, ultimately drives increases or decreases in revenue, the Company primarily relies on its independent commission sales agents to establish customer relationships and generate revenue opportunities. Management’s emphasis with respect to revenue growth is on revenue generated by independent commission sales agents who on an annual basis generate $1 million or more of Landstar revenue (“Million Dollar Agents”). Management believes future revenue growth is primarily dependent on its ability to increase both the revenue generated by Million Dollar Agents and the number of Million Dollar Agents through a combination of recruiting new agents and increasing the revenue opportunities generated by existing independent commission sales agents. During the 2015 fiscal year, 512 independent commission sales agents generated $1 million or more of Landstar revenue and thus qualified as Million Dollar Agents. During the 2015 fiscal year, the average revenue generated by a Million Dollar Agent was $5,998,000 and revenue generated by Million Dollar Agents in the aggregate represented 92% of consolidated revenue.

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

	Thirteen Weeks Ended
	March 26, 2016	March 28, 2015
Revenue generated through (in thousands):
Truck transportation
Truckload:
Van equipment	$428,193	$449,688
Unsided/platform equipment	209,422	239,483
Less-than-truckload	17,477	19,698

Total truck transportation	655,092	708,869
Rail intermodal	26,108	23,181
Ocean and air cargo carriers	18,808	19,632
Other (1)	11,636	10,698

	$711,644	$762,380

Revenue on loads hauled via BCO Independent Contractors included in total truck transportation	$334,278	$350,325

Number of loads:
Truck transportation
Truckload:
Van equipment	269,040	258,952
Unsided/platform equipment	102,742	102,166
Less-than-truckload	26,898	25,992

Total truck transportation	398,680	387,110
Rail intermodal	12,030	9,480
Ocean and air cargo carriers	4,560	4,130

	415,270	400,720

Loads hauled via BCO Independent Contractors included in total truck transportation	197,670	191,300

Revenue per load:
Truck transportation
Truckload:
Van equipment	$1,592	$1,737
Unsided/platform equipment	2,038	2,344
Less-than-truckload	650	758
Total truck transportation	1,643	1,831
Rail intermodal	2,170	2,445
Ocean and air cargo carriers	4,125	4,754

Revenue per load on loads hauled via BCO Independent Contractors	$1,691	$1,831

Revenue by capacity type (as a % of total revenue):
Truck capacity providers:
BCO Independent Contractors	47%	46%
Truck Brokerage Carriers	45%	47%
Rail intermodal	4%	3%
Ocean and air cargo carriers	3%	3%
Other	2%	1%

(1)	Includes primarily premium revenue generated by the insurance segment.

Also critical to the Company’s success is its ability to secure capacity, particularly truck capacity, at rates that allow the Company to profitably transport customers’ freight. The following table summarizes the number of available truck capacity providers on the dates indicated:

	March 26, 2016	March 28, 2015

BCO Independent Contractors	8,889	8,478
Truck Brokerage Carriers:
Approved and active (1)	29,523	27,304
Other approved	15,748	13,016

	45,271	40,320

Total available truck capacity providers	54,160	48,798

Trucks provided by BCO Independent Contractors	9,497	9,046

(1)	Active refers to Truck Brokerage Carriers who moved at least one load in the 180 days immediately preceding the fiscal quarter end.

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

Purchased transportation represents the amount a BCO Independent Contractor or other third party capacity provider is paid to haul freight. The amount of purchased transportation paid to a BCO Independent Contractor is primarily based on a contractually agreed-upon percentage of revenue generated by loads hauled by the BCO Independent Contractor. Purchased transportation paid to a Truck Brokerage Carrier is based on either a negotiated rate for each load hauled or, to a lesser extent, a contractually agreed-upon fixed rate per load. Purchased transportation paid to railroads is based on either a negotiated rate for each load hauled or a contractually agreed-upon fixed rate. Purchased transportation paid to air cargo carriers is generally based on a negotiated rate for each load hauled and purchased transportation paid to ocean cargo carriers is generally based on contractually agreed-upon fixed rates. Purchased transportation as a percentage of revenue for truck brokerage, rail intermodal and ocean cargo services is normally higher than that of BCO Independent Contractor and air cargo services. Purchased transportation is the largest component of costs and expenses and, on a consolidated basis, increases or decreases as a percentage of consolidated revenue in proportion to changes in the percentage of consolidated revenue generated through BCO Independent Contractors and other third party capacity providers and external revenue from the insurance segment, consisting of reinsurance premiums. Purchased transportation as a percent of revenue also increases or decreases in relation to the availability of truck brokerage capacity and with changes in the price of fuel on revenue hauled by Truck Brokerage Carriers. Purchased transportation costs are recognized upon the completion of freight delivery.

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

In general, gross profit margin on revenue hauled by BCO Independent Contractors represents a fixed percentage of revenue due to the nature of the contracts that pay a fixed percentage of revenue to both the BCO Independent Contractors and independent commission sales agents. For revenue hauled by Truck Brokerage Carriers, gross profit margin is either fixed or variable as a percent of revenue, depending on the contract with each individual independent commission sales agent. Under certain contracts with independent commission sales agents, the Company retains a fixed percentage of revenue and the agent retains the amount remaining less the cost of purchased transportation (the “retention contracts”). Gross profit margin on revenue hauled by railroads, air cargo carriers, ocean cargo carriers and Truck Brokerage Carriers, other than those under retention contracts, is variable in nature as the Company’s contracts with independent commission sales agents provide commissions to agents at a contractually agreed upon percentage of net revenue for these type of loads. Approximately 56% of the Company’s consolidated revenue in the thirteen-week period ended March 26, 2016 was generated under contracts that have a fixed gross profit margin while 44% was under contracts that have a variable gross profit margin.

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

During the thirteen-week period ended March 26, 2016, employee compensation and benefits accounted for over sixty-five percent of the Company’s selling, general and administrative costs.

Depreciation and amortization primarily relate to depreciation of trailing equipment and information technology hardware and software.

The following table sets forth the percentage relationship of purchased transportation and commissions to agents, both being direct costs, to revenue and indirect costs as a percentage of gross profit for the periods indicated:

	Thirteen Weeks Ended
	March 26, 2016	March 28, 2015

Revenue	100.0%	100.0%

Purchased transportation	75.9	77.0
Commissions to agents	8.3	7.8

Gross profit margin	15.8%	15.1%

Gross profit	100.0%	100.0%
Investment income	0.3	0.3
Indirect costs and expenses:
Other operating costs, net of gains on asset sales/dispositions	6.6	6.7
Insurance and claims	12.7	12.8
Selling, general and administrative	30.8	32.3
Depreciation and amortization	7.5	6.1

Total costs and expenses	57.6	57.8

Operating margin	42.7%	42.5%

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

THIRTEEN WEEKS ENDED MARCH 26, 2016 COMPARED TO THIRTEEN WEEKS ENDED MARCH 28, 2015

Revenue for the 2016 thirteen-week period was $711,644,000, a decrease of $50,736,000, or 7%, compared to the 2015 thirteen-week period. Transportation revenue decreased $51,696,000, or 7%. The decrease in transportation revenue was primarily attributable to decreased revenue per load of approximately 10%, partially offset by a 4% increase in the number of loads hauled. Reinsurance premiums from third party insurance companies that provide insurance programs to BCO Independent Contractors where all or a portion of the risk of loss is ultimately borne by Signature, were $11,544,000 and $10,584,000 for the 2016 and 2015 thirteen-week periods, respectively. The increase in revenue from reinsurance premiums was primarily attributable to the net increase in the number of BCO Independent Contractors in the 2016 thirteen-week period compared to the 2015 thirteen-week period.

Truck transportation revenue hauled by BCO Independent Contractors and Truck Brokerage Carriers (together, the “third party truck capacity providers”) for the 2016 thirteen-week period was $655,092,000, or 92% of total revenue, a decrease of $53,777,000, or 8%, compared to the 2015 thirteen-week period. Revenue per load on loads hauled by third party truck capacity providers decreased approximately 10% in the 2016 thirteen-week period compared to the 2015 thirteen-week period, while the number of loads hauled increased approximately 3% compared to the 2015 thirteen-week period. The increase in the number of loads hauled via truck was due to an increase in demand for the Company’s drop and hook services using the Company’s van trailers, an increase in demand for the Company’s less-than-truckload service offerings and increased market share from new agents. The decrease in revenue per load on loads hauled via truck was primarily attributable to the impact of lower diesel fuel costs on loads hauled via Truck Brokerage Carriers, a somewhat softer freight environment as compared to the 2015 thirteen-week period, which resulted in a looser capacity market, and a decrease in the number of loads hauled via heavy specialized equipment as a percentage of total truck loads, which typically have a higher revenue per load. The number of loads hauled via van equipment increased 4%, while revenue per load on loads hauled via van equipment decreased 8% compared to the 2015 thirteen-week period. The increase in demand for Landstar’s van transportation services was entirely driven by increased loadings utilizing Landstar provided van trailing equipment, primarily relating to drop and hook services. The decrease in van revenue per load was primarily due to the impact of lower diesel fuel costs on loads hauled via Truck Brokerage Carriers and an industry-wide softer demand environment. The number of loads hauled via unsided/platform equipment increased 1% while revenue per load on loads hauled via unsided/platform equipment decreased 13% compared to the 2015 thirteen-week period. The decrease in unsided/platform revenue per load of 13% was primarily due to the impact of lower diesel fuel costs on loads hauled via Truck Brokerage Carriers, a decreased average length of haul as compared to the 2015 period, a somewhat softer freight environment as compared to the 2015 thirteen-week period and a decrease in the percentage of unsided/platform revenue contributed by heavy specialized equipment, which tends to have a higher revenue per load. The increase in the number of less-than-truckload loads of 3% compared to the 2015 thirteen-week period was a result of more of the Company’s independent commission agents participating in this service offering. The decrease in less-than-truckload revenue per load of 14% compared to the 2015 thirteen-week period was primarily due to the effect of lower diesel prices and a somewhat softer freight environment as compared to the 2015 thirteen-week period. Fuel surcharges on Truck Brokerage Carrier revenue identified separately in billings to customers and included as a component of Truck Brokerage Carrier revenue were $11,988,000 and $22,983,000 in the 2016 and 2015 periods, respectively. It should be noted that many customers of truck brokerage services require a single all-in rate that does not separately identify fuel surcharge. Accordingly, the overall impact of changes in fuel prices on Truck Brokerage Carrier revenue and revenue per load may be greater than that indicated solely by the amount of fuel surcharges separately identified in billings to customers of truck brokerage services. Fuel surcharges billed to customers on revenue hauled by BCO Independent Contractors are excluded from revenue.

Transportation revenue hauled by rail intermodal, air cargo and ocean cargo carriers (collectively, the “multimode capacity providers”) for the thirteen-week period ended March 26, 2016, was $44,916,000, or 6% of total revenue, an increase of $2,103,000, or 5%, compared to the 2015 thirteen-week period. The number of loads hauled by multimode capacity providers in the 2016 thirteen-week period increased approximately 22% compared to the 2015 thirteen-week period, while revenue per load on revenue hauled by multimode capacity providers decreased approximately 14% over the same period. The increase in loads hauled by multimode capacity providers was primarily due to increased rail intermodal loads primarily attributable to increased loadings at one specific agency. The decrease in revenue per load on revenue hauled by multimode capacity providers was primarily due to a decreased revenue per load on rail intermodal and air loads and an increase in rail intermodal loads as a percentage of multimode loads, as rail intermodal loads generally generate a lower revenue per load compared to loads hauled by ocean or air cargo carriers. Also, revenue per load on revenue hauled by multimode capacity providers is influenced by many factors, including revenue mix among the various modes of transportation used, length of haul, complexity of freight, density of freight lanes, fuel costs and availability of capacity.

Purchased transportation was 75.9% and 77.0% of revenue in the 2016 and 2015 thirteen-week periods, respectively. The decrease in purchased transportation as a percentage of revenue was primarily due to a decreased rate of purchased transportation paid to Truck Brokerage Carriers, primarily due to the impact of lower diesel fuel costs. Commissions to agents were 8.3% and 7.8% of revenue in the 2016 and 2015 periods, respectively. The increase in commissions to agents as a percentage of revenue was primarily attributable to an increased net revenue margin on revenue hauled by Truck Brokerage Carriers.

Investment income was $380,000 and $354,000 in the 2016 and 2015 thirteen-week periods, respectively.

Other operating costs decreased $282,000 in the 2016 thirteen-week period compared to the 2015 thirteen-week period and represented 6.6% of gross profit in the 2016 period compared to 6.7% of gross profit in the 2015 period. The decrease in other operating costs compared to the prior year was primarily due to increased gains on sales of used trailing equipment and decreased trailing equipment rental costs, partially offset by increased trailing equipment maintenance costs, as the Company increased its number of owned trailers in response to customer demand, and an increased provision for contractor bad debt. The decrease in other operating costs as a percentage of gross profit was caused by the decrease in other operating costs.

Insurance and claims decreased $583,000 in the 2016 thirteen-week period compared to the 2015 thirteen-week period and represented 12.7% of gross profit in the 2016 period compared to 12.8% of gross profit in the 2015 period. The decrease in insurance and claims compared to prior year was due to decreased net unfavorable development of prior years’ claims in the 2016 period as unfavorable development of prior year claims was $2,078,000 and $4,641,000 in the 2016 and 2015 thirteen-week periods, respectively, partially offset by increased severity of current year claims in the 2016 period. The decrease in insurance and claims as a percent of gross profit was caused by the decreased net unfavorable development in prior year’s claims in the 2016 period.

Selling, general and administrative costs decreased $2,634,000 in the 2016 thirteen-week period compared to the 2015 thirteen-week period and represented 30.8% of gross profit in the 2016 period compared to 32.3% of gross profit in the 2015 period. The decrease in selling, general and administrative costs compared to prior year was attributable to a favorable impact of $2,100,000 in costs associated with the Company’s annual agent convention, which was held in the first quarter in 2015 versus the second quarter in 2016, and decreased employee benefits and stock compensation expense. The decrease in selling, general and administrative costs as a percent of gross profit was due primarily to the timing of the Company’s annual agent convention, partially offset by the effect of decreased gross profit.

Depreciation and amortization increased $1,419,000 in the 2016 thirteen-week period compared to the 2015 thirteen-week period and represented 7.5% of gross profit in the 2016 period compared to 6.1% of gross profit in the 2015 period. The increase in depreciation and amortization costs was primarily due to depreciation on new trailing equipment as the Company increased its number of owned trailers in response to increased customer demand. The increase in depreciation and amortization as a percentage of gross profit was primarily due to increased depreciation costs.

Interest and debt expense in the 2016 thirteen-week period was $108,000 higher than the 2015 thirteen-week period. The increase in interest and debt expense was solely attributable to increased interest on capital lease obligations as the Company increased its number of owned trailers in response to customer demand.

The provisions for income taxes for both the 2016 and 2015 thirteen-week periods were based on estimated annual effective income tax rates of approximately 38.2%, adjusted for discrete events, such as benefits resulting from disqualifying dispositions of the Company’s common stock by employees who obtained the stock through exercises of incentive stock options. The effective income tax rates for the 2016 and 2015 thirteen-week periods were 38.0% and 37.8%, respectively, which were higher than the statutory federal income tax rate primarily as a result of state taxes, the meals and entertainment exclusion and non-deductible stock compensation expense. The effective income tax rates in the 2016 and 2015 thirteen-week periods were less than the 38.2% estimated annual effective income tax rate primarily due to disqualifying dispositions of the Company’s common stock by employees who obtained the stock through exercises of incentive stock options in each period.

Net income was $29,184,000, or $0.69 per common share ($0.69 per diluted share), in the 2016 thirteen-week period. Net income was $30,015,000, or $0.67 per common share ($0.67 per diluted share), in the 2015 thirteen-week period.

CAPITAL RESOURCES AND LIQUIDITY

Working capital and the ratio of current assets to current liabilities were $314,720,000 and 2.0 to 1, respectively, at March 26, 2016, compared with $286,581,000 and 1.8 to 1, respectively, at December 26, 2015. Landstar has historically operated with current ratios within the range of 1.5 to 1 to 2.0 to 1. Cash provided by operating activities was $72,038,000 in the 2016 thirteen-week period compared with $49,270,000 in the 2015 thirteen-week period. The increase in cash flow provided by operating activities was primarily attributable to the timing of collections of trade receivables.

The Company declared and paid $0.08 per share, or $3,396,000 in the aggregate, in cash dividends during the thirteen-week period ended March 26, 2016. The Company declared and paid $0.07 per share, or $3,112,000 in the aggregate, in cash dividends during the thirteen-week period ended March 28, 2015 and, during such period, also paid $44,794,000 of dividends payable which were declared during fiscal year 2014 and included in current liabilities in the consolidated balance sheet at December 27, 2014. During the thirteen-week period ended March 26, 2016, the Company purchased 175,000 shares of its common stock at a total cost of $10,228,000. As of March 26, 2016, the Company may purchase up to an additional 1,634,406 shares of its common stock under its authorized stock purchase program. Long-term debt, including current maturities, was $124,533,000 at March 26, 2016, $241,000 higher than at December 26, 2015.

Shareholders’ equity was $482,389,000, or 79% of total capitalization (defined as long-term debt including current maturities plus equity), at March 26, 2016, compared to $466,237,000, or 79% of total capitalization, at December 26, 2015. The increase in equity was primarily a result of net income, partially offset by the purchases of shares of the Company’s common stock and dividends declared by the Company in the 2016 thirteen-week period.

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

At March 26, 2016, the Company had no borrowings outstanding and $32,757,000 of letters of credit outstanding under the Credit Agreement. At March 26, 2016, there was $192,243,000 available for future borrowings under the Credit Agreement. In addition, the Company has $59,360,000 in letters of credit outstanding as collateral for insurance claims that are secured by investments totaling $65,955,000 at March 26, 2016. Investments, all of which are carried at fair value, include primarily investment-grade bonds and U.S. Treasury obligations having maturities of up to five years. Fair value of investments is based primarily on quoted market prices. See Notes to Consolidated Financial Statements included herein for further discussion on measurement of fair value of investments.

Historically, the Company has generated sufficient operating cash flow to meet its debt service requirements, fund continued growth, both internal and through acquisitions, complete or execute share purchases of its common stock under authorized share purchase programs, pay dividends and meet working capital needs. As an asset-light provider of integrated transportation management solutions, the Company’s annual capital requirements for operating property are generally for trailing equipment and information technology hardware and software. In addition, a significant portion of the trailing equipment used by the Company is provided by third party capacity providers, thereby reducing the Company’s capital requirements. During the 2016 thirteen-week period, the Company purchased

$828,000 of operating property and acquired $11,556,000 of trailing equipment by entering into capital leases. Landstar anticipates acquiring approximately $64,000,000 in operating property, primarily new trailing equipment to replace older trailing equipment and information technology equipment, during the remainder of fiscal year 2016 either by purchase or lease financing. In addition, on April 4, 2016, the Company purchased a parcel of land in Laredo, Texas for approximately $2,400,000 and anticipates additional capital requirements in 2016 of approximately $22,100,000 for construction of a freight staging and transload facility on the land.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The allowance for doubtful accounts for both trade and other receivables represents management’s estimate of the amount of outstanding receivables that will not be collected. Historically, management’s estimates for uncollectible receivables have been materially correct. Although management believes the amount of the allowance for both trade and other receivables at March 26, 2016 is appropriate, a prolonged period of low or no economic growth may adversely affect the collection of these receivables. In addition, liquidity concerns and/or unanticipated bankruptcy proceedings at any of the Company’s larger customers in which the Company is carrying a significant receivable could result in an increase in the provision for uncollectible receivables and have a significant impact on the Company’s results of operations in a given quarter or year. However, it is not expected that an uncollectible accounts receivable resulting from an individual customer would have a significant impact on the Company’s financial condition. Conversely, a more robust economic environment or the recovery of a previously provided for uncollectible receivable from an individual customer may result in the realization of some portion of the estimated uncollectible receivables.

Landstar provides for the estimated costs of self-insured claims primarily on an actuarial basis. The amount recorded for the estimated liability for claims incurred is based upon the facts and circumstances known on the applicable balance sheet date. The ultimate resolution of these claims may be for an amount greater or less than the amount estimated by management. The Company continually revises its existing claim estimates as new or revised information becomes available on the status of each claim. Historically, the Company has experienced both favorable and unfavorable development of prior years’ claims estimates. During the 2016 and 2015 thirteen-week periods, insurance and claims costs included $2,078,000 and $4,641,000 of net unfavorable adjustments to prior years’ claims estimates, respectively. The unfavorable development of prior years’ claims in the 2015 fiscal period primarily related to a single claim for which the Company incurred a pre-tax charge of $4,500,000. It is reasonably likely that the ultimate outcome of settling all outstanding claims will be more or less than the estimated claims reserve at March 26, 2016.

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

Depending upon the specific type of borrowing, borrowings under the Credit Agreement bear interest based on either (a) the prime rate, (b) the federal funds effective rate, (c) the rate at the time offered to JPMorgan Chase Bank, N.A. in the Eurodollar market or (d) the London Interbank Offered Rate, plus a margin that is determined based on the level of the Company’s Leverage Ratio, as defined in the Credit Agreement. As of March 26, 2016 and during the entire 2016 first quarter, the Company had no borrowings outstanding under the Credit Agreement. The Credit Agreement maturity date is June 29, 2017.

Long-term investments, all of which are available-for-sale and are carried at fair value, include primarily investment-grade bonds and U.S. Treasury obligations having maturities of up to five years. Assuming that the long-term portion of investments remains at $47,650,000, the balance at March 26, 2016, a hypothetical increase or decrease in interest rates of 100 basis points would not have a material impact on future earnings on an annualized basis. Short-term investments consist of short-term investment-grade instruments and the current maturities of investment-grade corporate bonds and U.S. Treasury obligations. Accordingly, any future interest rate risk on these short-term investments would not be material to the Company’s operating results.

Assets and liabilities of the Company’s Canadian operations are translated from their functional currency to U.S. dollars using exchange rates in effect at the balance sheet date and revenue and expense accounts are translated at average monthly exchange rates during the period. Adjustments resulting from the translation process are included in accumulated other comprehensive income. Transactional gains and losses arising from receivable and payable balances, including intercompany balances, in the normal course of business that are denominated in a currency other than the functional currency of the operation are recorded in the statements of income when they occur. The assets held at the Company’s Canadian subsidiary at March 26, 2016 were, as translated to U.S. dollars, approximately 1% of total consolidated assets. Accordingly, any translation gain or loss related to the Canadian operation would not be material.

Item 4. Controls and Procedures

As of the end of the period covered by this quarterly report on Form 10-Q, an evaluation was carried out, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended). Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of March 26, 2016 to provide reasonable assurance that information required to be disclosed by the Company in reports that it filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There were no significant changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended March 26, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Except as set forth below, there have been no material changes to the Risk Factors described in Part I “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 26, 2015 as filed with the SEC.

Disruptions or failures in the Company’s computer systems; cyber and other information security incidents. The Company’s information technology systems used in connection with its operations are located in Jacksonville, Florida and to a lesser extent in Rockford, Illinois. In addition, the Company utilizes several third party data centers throughout the U.S. Landstar relies in the regular course of its business on the proper operation of its information technology systems to link its extensive network of customers, agents and third party capacity providers, including its BCO Independent Contractors. Although the Company has redundant systems for its critical operations, any significant disruption or failure of its technology systems or those of third party data centers on which it relies could significantly disrupt the Company’s operations and impose significant costs on the Company. Moreover, it is critical that the data processed by or stored in the Company’s information technology systems or otherwise in the Company’s possession remain confidential, as it often includes confidential, proprietary and/or competitively sensitive information regarding our customers, agents and third party capacity providers, employee records and key financial and operational results and statistics. Cyber incidents that impact the security, availability, reliability, speed, accuracy or other proper functioning of these systems and data, including outages, computer viruses, break-ins and similar disruptions, could have a significant impact on our operations. Accordingly, information security and the continued development and enhancement of the controls and processes designed to protect our systems, computers, software, data and networks from attack, damage or unauthorized access remain a priority for us. Although we believe that we have robust security procedures and other safeguards in place, as threats continue to evolve, we may be required to expend additional resources to continue to enhance our information security measures and/or to investigate and remediate any security vulnerabilities. For example, in the first quarter of 2016, we were subject to “spear-phishing” attacks through which third parties were able to obtain personal employee data. We have undertaken a number of remedial measures in response, including enhancing our security systems and additional training for our employees. Additional incidents may occur in the future and may have a material adverse effect on our business and operations. A significant incident, including system failure, security breach, disruption by malware, or other damage, could interrupt or delay our operations, damage our reputation, cause a loss of customers, agents or third party capacity providers, expose us to a risk of loss or litigation, and/or cause us to incur significant time and expense to remedy such an event, any of which could have a material adverse impact on our results of operations and financial position.

For a discussion identifying additional risk factors and other important factors that could cause actual results to differ materially from those anticipated, see the discussions under Part I, Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 26, 2015, and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Notes to Consolidated Financial Statements” in this Quarterly Report on Form 10-Q.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Company

The following table provides information regarding the Company’s purchase of its common stock during the period from December 27, 2015 to March 26, 2016, the Company’s first fiscal quarter:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares That May Yet Be Purchased Under the Programs

December 26, 2015				1,809,406
Dec. 27, 2015 – Jan. 23, 2016	—	$—	—	1,809,406
Jan. 24, 2016 – Feb. 20, 2016	100,000	58.45	100,000	1,709,406
Feb. 21, 2016 – Mar. 26, 2016	75,000	58.44	75,000	1,634,406

Total	175,000	$58.45	175,000

On May 19, 2015, the Landstar System, Inc. Board of Directors authorized the Company to increase the number of shares of the Company’s common stock that the Company is authorized to purchase from time to time in the open market and in privately negotiated transactions under a previously announced purchase program to 3,000,000 shares. As of March 26, 2016, the Company has authorization to purchase 1,634,406 shares of its common stock under this program. No specific expiration date has been assigned to the May 19, 2015 authorization.

Dividends

During the thirteen-week period ended March 26, 2016, Landstar paid dividends as follows:

Dividend Amount per Share	Declaration Date	Record Date	Payment Date

$0.08	January 26, 2016	February 15, 2016	March 11, 2016

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

LANDSTAR SYSTEM, INC.

Date: April 29, 2016	/s/ James B. Gattoni
James B. Gattoni
President and Chief Executive Officer

Date: April 29, 2016	/s/ L. Kevin Stout
L. Kevin Stout
Vice President and Chief Financial Officer