Form 10-Q
period 2016-09-24
LANDSTAR SYSTEM INC
filed 2016-10-28
CIK 853816

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 24, 2016

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

The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of the close of business on October 17, 2016 was 41,775,279.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

The interim consolidated financial statements contained herein reflect all adjustments (all of a normal, recurring nature) which, in the opinion of management, are necessary for a fair statement of the financial condition, results of operations, cash flows and changes in shareholders’ equity for the periods presented. They have been prepared in accordance with Rule 10-01 of Regulation S-X and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the thirty nine weeks ended September 24, 2016 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 2016.

These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s 2015 Annual Report on Form 10-K.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

(Unaudited)

	September 24, 2016	December 26, 2015

ASSETS
Current Assets
Cash and cash equivalents	$170,805	$114,520
Short-term investments	56,679	48,823
Trade accounts receivable, less allowance of $4,881 and $4,327	409,047	462,699
Other receivables, including advances to independent contractors, less allowance of $4,871 and $4,143	17,091	18,472
Other current assets	15,188	11,604

Total current assets	668,810	656,118

Operating property, less accumulated depreciation and amortization of $187,566 and $182,591	261,943	225,927
Goodwill	31,134	31,134
Other assets	65,871	78,339

Total assets	$1,027,758	$991,518

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Cash overdraft	$27,725	$35,609
Accounts payable	201,872	223,709
Current maturities of long-term debt	44,784	42,499
Insurance claims	27,941	19,757
Other current liabilities	48,027	47,963

Total current liabilities	350,349	369,537

Long-term debt, excluding current maturities	90,817	81,793
Insurance claims	23,765	21,477
Deferred income taxes and other noncurrent liabilities	56,097	52,474

Shareholders’ Equity
Common stock, $0.01 par value, authorized 160,000,000 shares, issued 67,522,281 and 67,391,616 shares	675	674
Additional paid-in capital	198,736	195,841
Retained earnings	1,477,179	1,389,975
Cost of 25,747,002 and 24,972,079 shares of common stock in treasury	(1,167,391)	(1,116,765)
Accumulated other comprehensive loss	(2,469)	(3,488)

Total shareholders’ equity	506,730	466,237

Total liabilities and shareholders’ equity	$1,027,758	$991,518

See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share amounts)

(Unaudited)

	Thirty Nine Weeks Ended		Thirteen Weeks Ended
	September 24, 2016	September 26, 2015	September 24, 2016	September 26, 2015

Revenue	$2,274,805	$2,472,489	$787,938	$841,726
Investment income	1,100	1,043	357	350
Costs and expenses:
Purchased transportation	1,730,745	1,900,313	601,002	645,583
Commissions to agents	189,075	199,113	65,144	69,297
Other operating costs, net of gains on asset sales/dispositions	21,484	24,388	7,492	8,718
Insurance and claims	42,795	37,610	12,488	10,502
Selling, general and administrative	106,211	111,797	34,692	36,811
Depreciation and amortization	26,109	21,253	9,016	7,185

Total costs and expenses	2,116,419	2,294,474	729,834	778,096

Operating income	159,486	179,058	58,461	63,980
Interest and debt expense	2,725	2,208	948	714

Income before income taxes	156,761	176,850	57,513	63,266
Income taxes	58,985	67,016	21,235	23,918

Net income	$97,776	$109,834	$36,278	$39,348

Earnings per common share	$2.32	$2.50	$0.86	$0.91

Diluted earnings per share	$2.31	$2.49	$0.86	$0.90

Average number of shares outstanding:
Earnings per common share	42,223,000	43,975,000	42,039,000	43,446,000

Diluted earnings per share	42,341,000	44,134,000	42,170,000	43,607,000

Dividends per common share	$0.25	$0.22	$0.09	$0.08

See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

(Unaudited)

	Thirty Nine Weeks Ended		Thirteen Weeks Ended
	September 24, 2016	September 26, 2015	September 24, 2016	September 26, 2015

Net income	$97,776	$109,834	$36,278	$39,348
Other comprehensive income (loss):
Unrealized holding gains (losses) on available-for-sale investments, net of tax expense (benefit) of $198, $38, ($19) and $3	363	70	(34)	6
Foreign currency translation gains (losses)	656	(1,628)	(181)	(930)

Other comprehensive income (loss)	1,019	(1,558)	(215)	(924)

Comprehensive income	$98,795	$108,276	$36,063	$38,424

See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Thirty Nine Weeks Ended
	September 24, 2016	September 26, 2015
OPERATING ACTIVITIES
Net income	$97,776	$109,834
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of operating property	26,109	21,253
Non-cash interest charges	175	164
Provisions for losses on trade and other accounts receivable	4,076	4,667
Gains on sales/disposals of operating property	(3,221)	(278)
Deferred income taxes, net	8,925	957
Stock-based compensation	2,718	4,939
Changes in operating assets and liabilities:
Decrease in trade and other accounts receivable	50,957	23,262
Decrease in other assets	3,820	5,830
Decrease in accounts payable	(25,074)	(14,563)
Decrease in other liabilities	(5,436)	(3,849)
Increase (decrease) in insurance claims	10,472	(4,132)

NET CASH PROVIDED BY OPERATING ACTIVITIES	171,297	148,084

INVESTING ACTIVITIES
Sales and maturities of investments	30,580	29,545
Purchases of investments	(31,938)	(34,751)
Purchases of operating property	(17,833)	(3,798)
Proceeds from sales of operating property	8,622	1,567

NET CASH USED BY INVESTING ACTIVITIES	(10,569)	(7,437)

FINANCING ACTIVITIES
Decrease in cash overdraft	(7,884)	(4,963)
Dividends paid	(10,572)	(54,467)
Payment for debt issue costs	(1,048)	—
Proceeds from exercises of stock options	1,440	1,076
Taxes paid in lieu of shares issued related to stock-based compensation plans	(1,715)	(2,176)
Excess tax benefits from stock-based awards	343	652
Purchases of common stock	(50,516)	(107,214)
Principal payments on capital lease obligations	(35,147)	(26,972)

NET CASH USED BY FINANCING ACTIVITIES	(105,099)	(194,064)

Effect of exchange rate changes on cash and cash equivalents	656	(1,628)

Increase (decrease) in cash and cash equivalents	56,285	(55,045)
Cash and cash equivalents at beginning of period	114,520	163,944

Cash and cash equivalents at end of period	$170,805	$108,899

See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

Thirty Nine Weeks Ended September 24, 2016

(Dollars in thousands)

(Unaudited)

					Treasury		Accumulated
			Additional		Stock		Other
	Common Stock		Paid-In	Retained	at Cost		Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	Income (Loss)	Total

Balance December 26, 2015	67,391,616	$674	$195,841	$1,389,975	24,972,079	$(1,116,765)	$(3,488)	$466,237

Net income				97,776				97,776

Dividends ($0.25 per share)				(10,572)				(10,572)

Purchases of common stock					773,281	(50,516)		(50,516)

Issuance of stock related to stock-based compensation plans, including excess tax effect	130,665	1	177		1,642	(110)		68

Stock-based compensation			2,718					2,718

Other comprehensive income							1,019	1,019

Balance September 24, 2016	67,522,281	$675	$198,736	$1,477,179	25,747,002	$(1,167,391)	$(2,469)	$506,730

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

As of September 24, 2016, the Company had two employee equity incentive plans, the 2002 employee stock option and stock incentive plan (the “ESOSIP”) and the 2011 equity incentive plan (the “2011 EIP”). No further grants can be made under the ESOSIP. The Company also has a stock compensation plan for members of its Board of Directors, the Amended and Restated 2013 Directors Stock Compensation Plan (as amended and restated as of May 17, 2016, the “2013 DSCP”). 6,000,000 shares of the Company’s common stock were authorized for issuance under the 2011 EIP and 115,000 shares of the Company’s common stock were authorized for issuance under the 2013 DSCP. The ESOSIP, 2011 EIP and 2013 DSCP are each referred to herein as a “Plan,” and, collectively, as the “Plans.” Amounts recognized in the financial statements with respect to these Plans are as follows (in thousands):

	Thirty Nine Weeks Ended		Thirteen Weeks Ended
	September 24, 2016	September 26, 2015	September 24, 2016	September 26, 2015
Total cost of the Plans during the period	$2,718	$4,939	$652	$1,696

Amount of related income tax benefit recognized during the period	(1,128)	(1,721)	(292)	(451)

Net cost of the Plans during the period	$1,590	$3,218	$360	$1,245

Included in income tax benefits recognized in the thirty-nine-week periods ended September 24, 2016 and September 26, 2015 were income tax benefits of $261,000 and $348,000, respectively, recognized on disqualifying dispositions of the Company’s common stock by employees who obtained shares of common stock through exercises of incentive stock options.

As of September 24, 2016, there were 86,572 shares of the Company’s common stock reserved for issuance under the 2013 DSCP and 5,159,100 shares of the Company’s common stock reserved for issuance in the aggregate under the ESOSIP and 2011 EIP.

Restricted Stock Units

The following table summarizes information regarding the Company’s outstanding restricted stock unit (“RSU”) awards under the Plans:

	Number of RSUs	Weighted Average Grant Date Fair Value
Outstanding at December 26, 2015	444,157	$51.10
Granted	79,810	$51.58
Vested	(81,344)	$53.08
Forfeited	(64,523)	$52.99

Outstanding at September 24, 2016	378,100	$50.46

During the thirty-nine-week period ended September 24, 2016, the Company granted RSUs with a performance condition. RSUs with a performance condition granted on January 29, 2016 may vest on January 31 of 2019, 2020 and 2021 based on growth in operating income and diluted earnings per share from continuing operations as compared to the results from the 2015 fiscal year. Outstanding RSUs at both December 26, 2015 and September 24, 2016 include RSUs with a performance condition and RSUs with a market condition, as further described below.

RSUs with a performance condition vest over a 5 year period from the date of grant based on growth in operating income and diluted earnings per share as compared to a base year, being the year immediately preceding the year of grant. At the time of grant, the target number of common shares available for issuance under the January 29, 2016 and January 27, 2015 grants equals 100% of the number of RSUs granted, and the maximum number of common shares available for issuance under the January 29, 2016 and January 27, 2015 grants equals 200% of the number of RSUs granted. In the event actual results exceed the target, the number of shares that will be granted will exceed the number of RSUs granted. The maximum number of common shares available for issuance under grants made prior to 2015 equals 100% of the number of RSUs granted. The fair value of an RSU with a performance condition was determined based on the market value of the Company’s common stock on the date of grant, discounted for lack of marketability for a minimum post-vesting holding requirement. The discount rate due to lack of marketability used for RSU award grants with a performance condition for all periods was 7%. With respect to RSU awards with a performance condition, the Company reports compensation expense over the life of the award based on an estimated number of units that will vest over the life of the award, multiplied by the fair value of an RSU.

On May 1, 2015, the Company granted 20,000 RSUs that vest based on a market condition. These RSUs may vest on April 30 of 2019, 2020 and 2021 based on the Company’s total shareholder return (“TSR”) compound annual growth rate over the vesting periods, adjusted to reflect dividends (if any) paid during such periods and capital adjustments as may be necessary. The target number of common shares available for issuance under the May 1, 2015 grant equals 100% of the number of RSUs granted, and the maximum number of common shares available for issuance under the May 1, 2015 grant equals 150% of the number of RSUs granted. In the event actual results exceed the target TSR compound annual growth rate, the number of shares that will be granted will exceed the number of RSUs granted. The fair value of this RSU award was determined at the time of grant based on the expected achievement of the market condition at the end of each vesting period. With respect to these RSU awards with a market condition, compensation expense is recognized ratably over the requisite service period under an award based on the fair market value of the award at the time of grant, regardless of whether the market condition is satisfied. Previously recognized compensation cost would be reversed, however, if the employee terminated employment prior to completing such requisite service period.

The Company recognized approximately $1,322,000 and $3,446,000 of share-based compensation expense related to RSU awards in the thirty-nine-week periods ended September 24, 2016 and September 26, 2015, respectively. As of September 24, 2016, there was a maximum of $26.6 million of total unrecognized compensation cost related to RSU awards granted under the Plans with an expected average remaining life of approximately 2.9 years. With respect to RSU awards with a performance condition, the amount of future compensation expense to be recognized will be determined based on future operating results.

Stock Options

The following table summarizes information regarding the Company’s outstanding stock options under the Plans:

			Weighted Average
	Number of	Weighted Average Exercise Price	Remaining Contractual	Aggregate Intrinsic
	Options	per Share	Term (years)	Value (000s)

Options outstanding at December 26, 2015	637,221	$47.24
Exercised	(99,092)	$46.01
Forfeited	(6,600)	$53.51

Options outstanding at September 24, 2016	531,529	$47.39	4.5	$10,161

Options exercisable at September 24, 2016	439,029	$45.99	4.2	$9,008

The total intrinsic value of stock options exercised during the thirty-nine-week periods ended September 24, 2016 and September 26, 2015 was $1,938,000 and $2,542,000, respectively.

As of September 24, 2016, there was $600,000 of total unrecognized compensation cost related to non-vested stock options granted under the Plans. The unrecognized compensation cost related to these non-vested options is expected to be recognized over a weighted average period of 1.0 year.

Non-vested Restricted Stock

The following table summarizes information regarding the Company’s outstanding shares of non-vested restricted stock under the Plans:

	Number of	Weighted Average Grant Date
	Shares	Fair Value

Outstanding at December 26, 2015	18,060	$54.36
Granted	26,033	$58.53
Vested	(13,684)	$52.48

Outstanding at September 24, 2016	30,409	$58.77

The fair value of each share of non-vested restricted stock issued under the Plans is based on the fair value of a share of the Company’s common stock on the date of grant. Shares of non-vested restricted stock are generally subject to vesting in three equal annual installments or 100% on the first, third or fifth anniversary of the date of the grant.

As of September 24, 2016, there was $1,228,000 of total unrecognized compensation cost related to non-vested shares of restricted stock granted under the Plans. The unrecognized compensation cost related to these non-vested shares of restricted stock is expected to be recognized over a weighted average period of 1.7 years.

(2)	Income Taxes

The provisions for income taxes for the 2016 and 2015 thirty-nine-week periods were based on estimated annual effective income tax rates of 38.1% and 38.2%, respectively, adjusted for discrete events, such as benefits resulting from disqualifying dispositions of the Company’s common stock by employees who obtained the stock through exercises of incentive stock options. The effective income tax rates for the 2016 and 2015 thirty-nine-week periods were 37.6% and 37.9%, respectively, which were higher than the statutory federal income tax rate primarily as a result of state taxes, the meals and entertainment exclusion and non-deductible stock-based compensation.

During the first fiscal quarter of 2016, the Company adopted Accounting Standards Update 2015-17 – Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”), which requires an entity to present deferred tax assets and deferred tax liabilities as noncurrent in a classified balance sheet. The Company reclassified $6,552,000 of current deferred tax assets to noncurrent to conform to the current year presentation and this amount is now included in deferred income taxes and other noncurrent liabilities in the December 26, 2015 consolidated balance sheet.

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

The following table provides a reconciliation of the average number of common shares outstanding used to calculate earnings per common share to the average number of common shares and common share equivalents outstanding used to calculate diluted earnings per share (in thousands):

	Thirty Nine Weeks Ended		Thirteen Weeks Ended
	September 24, 2016	September 26, 2015	September 24, 2016	September 26, 2015
Average number of common shares outstanding	42,223	43,975	42,039	43,446
Incremental shares from assumed exercises of stock options	118	159	131	161

Average number of common shares and common share equivalents outstanding	42,341	44,134	42,170	43,607

For each of the thirty-nine-week and thirteen-week periods ended September 24, 2016 and September 26, 2015, no options outstanding to purchase shares of common stock were antidilutive. Outstanding RSUs were excluded from the calculation of diluted earnings per share for all periods because the performance metric requirements or market condition for vesting had not been satisfied.

(4)	Additional Cash Flow Information

During the 2016 thirty-nine-week period, Landstar paid income taxes and interest of $48,615,000 and $2,730,000, respectively. During the 2015 thirty-nine-week period, Landstar paid income taxes and interest of $50,197,000 and $2,252,000, respectively. Landstar acquired operating property by entering into capital leases in the amount of $46,456,000 and $11,869,000 in the 2016 and 2015 thirty-nine-week periods, respectively. In addition, Landstar acquired $3,237,000 of operating property for which the Company accrued a corresponding liability in accounts payable as of September 24, 2016 related to the construction in process of a freight staging and transload facility in Laredo, TX. Approximately $5,440,000 of the $112,654,000 of purchases of common stock during the 2015 thirty-nine-week period was accrued at September 26, 2015 and settled in the subsequent fiscal month.

(5)	Segment Information

The following table summarizes information about the Company’s reportable business segments as of and for the thirty-nine-week and thirteen-week periods ended September 24, 2016 and September 26, 2015 (in thousands):

	Thirty Nine Weeks Ended
	September 24, 2016			September 26, 2015
	Transportation Logistics	Insurance	Total	Transportation Logistics	Insurance	Total

External revenue	$2,240,169	$34,636	$2,274,805	$2,439,622	$32,867	$2,472,489
Internal revenue		28,890	28,890		24,946	24,946
Investment income		1,100	1,100		1,043	1,043
Operating income	133,342	26,144	159,486	154,880	24,178	179,058
Expenditures on long-lived assets	17,833		17,833	3,798		3,798
Goodwill	31,134		31,134	31,134		31,134

	Thirteen Weeks Ended
	September 24, 2016			September 26, 2015
	Transportation Logistics	Insurance	Total	Transportation Logistics	Insurance	Total

External revenue	$776,397	$11,541	$787,938	$830,397	$11,329	$841,726
Internal revenue		7,229	7,229		6,392	6,392
Investment income		357	357		350	350
Operating income	47,541	10,920	58,461	53,767	10,213	63,980
Expenditures on long-lived assets	8,878		8,878	748		748

In the thirty-nine and thirteen-week periods ended September 24, 2016 and September 26, 2015, no single customer accounted for more than 10% of the Company’s consolidated revenue.

(6)	Other Comprehensive Income

The following table presents the components of and changes in accumulated other comprehensive income, net of related income taxes, as of and for the thirty-nine-week period ended September 24, 2016 (in thousands):

	Unrealized Holding Gains (Losses) on Available-for-Sale Securities	Foreign Currency Translation	Total
Balance as of December 26, 2015	$(94)	$(3,394)	$(3,488)
Other comprehensive income	363	656	1,019

Balance as of September 24, 2016	$269	$(2,738)	$(2,469)

Amounts reclassified from accumulated other comprehensive income to investment income due to the realization of previously unrealized gains and losses in the accompanying consolidated statements of income were not significant for the thirty-nine-week period ended September 24, 2016.

(7)	Investments

Investments include primarily investment-grade corporate bonds and U.S. Treasury obligations having maturities of up to five years (the “bond portfolio”). Investments in the bond portfolio are reported as available-for-sale and are carried at fair value. Investments maturing less than one year from the balance sheet date are included in short-term investments and investments maturing more than one year from the balance sheet date are included in other assets in the consolidated balance sheets. Management performs an analysis of the nature of the unrealized losses on available-for-sale investments to determine whether such losses are other-than-temporary. Unrealized losses, representing the excess of the purchase price of an investment over its fair value as of the end of a period, considered to be other-than-temporary, are to be included as a charge in the statement of income, while unrealized losses considered to be temporary are to be included as a component of shareholders’ equity. Investments whose values are based on quoted market prices in active markets are classified within Level 1. Investments that trade in markets that are not considered to be active, but are valued based on quoted market prices, are classified within Level 2. As Level 2 investments include positions that are not traded in active markets, valuations may be adjusted to reflect illiquidity and/or non-transferability, which are generally based on available market information. Any transfers between levels are recognized as of the beginning of any reporting period. Fair value of the bond portfolio was determined using Level 1 inputs related to U.S. Treasury obligations and money market investments and Level 2 inputs related to investment-grade corporate bonds, asset-backed securities and direct obligations of government agencies. Unrealized gains, net of unrealized losses, on the investments in the bond portfolio were $416,000 at September 24, 2016, while unrealized losses, net of unrealized gains, on the investments in the bond portfolio were $145,000 at December 26, 2015.

The amortized cost and fair values of available-for-sale investments are as follows at September 24, 2016 and December 26, 2015 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 24, 2016

Money market investments	$7,268	$—	$—	$7,268
Asset-backed securities	4,224	6	9	4,221
Corporate bonds and direct obligations of government agencies	77,216	449	46	77,619
U.S. Treasury obligations	20,557	17	1	20,573

Total	$109,265	$472	$56	$109,681

December 26, 2015

Money market investments	$7,594	$—	$—	$7,594
Asset-backed securities	4,523	1	58	4,466
Corporate bonds and direct obligations of government agencies	76,839	190	270	76,759
U.S. Treasury obligations	19,273	5	13	19,265

Total	$108,229	$196	$341	$108,084

For those available-for-sale investments with unrealized losses at September 24, 2016 and December 26, 2015, the following table summarizes the duration of the unrealized loss (in thousands):

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
September 24, 2016

Asset-backed securities	$1,482	$1	$2,395	$8	$3,877	$9
Corporate bonds and direct obligations of government agencies	13,947	23	1,394	23	15,341	46
U.S. Treasury obligations	4,017	1	—	—	4,017	1

Total	$19,446	$25	$3,789	$31	$23,235	$56

December 26, 2015

Asset-backed securities	$4,422	$58	$—	$—	$4,422	$58
Corporate bonds and direct obligations of government agencies	39,276	217	562	53	39,838	270
U.S. Treasury obligations	15,093	13	—	—	15,093	13

Total	$58,791	$288	$562	$53	$59,353	$341

The Company expects to recover the amortized cost basis of these securities as it does not intend to sell, and does not anticipate being required to sell, these securities before recovery of the cost basis. For these reasons, the Company does not consider the unrealized losses on these securities to be other-than-temporary at September 24, 2016.

(8)	Commitments and Contingencies

Short-term investments include $56,679,000 in current maturities of investments held by the Company’s insurance segment at September 24, 2016. The non-current portion of the bond portfolio of $53,002,000 is included in other assets. The short-term investments, together with $11,221,000 of non-current investments, provide collateral for the $61,110,000 of letters of credit issued to guarantee payment of insurance claims. As of September 24, 2016, Landstar also had $35,601,000 of additional letters of credit outstanding under the Company’s Credit Agreement.

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

The following table summarizes the effect of the increase in the cost of insurance claims resulting from unfavorable (favorable) development of prior year self-insured claims estimates on operating income, net income and earnings per share amounts in the consolidated statements of income for the thirty-nine-week and thirteen-week periods ended September 24, 2016 and September 26, 2015 (in thousands, except per share amounts):

	Thirty Nine Weeks Ended		Thirteen Weeks Ended
	September 24, 2016	September 26, 2015	September 24, 2016	September 26, 2015
Operating income	$698	$5,521	$(2,118)	$47
Net income	431	3,412	(1,309)	29

Earnings per share	$0.01	$0.08	$(0.03)	$0.00
Diluted earnings per share	$0.01	$0.08	$(0.03)	$0.00

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

In March 2016, the FASB issued Accounting Standards Update 2016-09 – Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which is intended to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods therein. The impact of adopting this standard on our financial statements will be dependent on the timing and intrinsic value of future share-based compensation award vesting and exercises.

In June 2016, the FASB issued Accounting Standards Update 2016-13 – Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which requires measurement and recognition of expected versus incurred credit losses for financial assets held. ASU 2016-13 is effective for annual periods beginning after December 15, 2019, and interim periods therein. The Company is currently evaluating the impact of ASU 2016-13 on its financial statements.

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

FORWARD-LOOKING STATEMENTS

The following is a “safe harbor” statement under the Private Securities Litigation Reform Act of 1995. Statements contained in this document that are not based on historical facts are “forward-looking statements.” This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Form 10-Q contain forward-looking statements, such as statements which relate to Landstar’s business objectives, plans, strategies and expectations. Terms such as “anticipates,” “believes,” “estimates,” “intention,” “expects,” “plans,” “predicts,” “may,” “should,” “could,” “will,” the negative thereof and similar expressions are intended to identify forward-looking statements. Such statements are by nature subject to uncertainties and risks, including but not limited to: an increase in the frequency or severity of accidents or other claims; unfavorable development of existing accident claims; dependence on third party insurance companies; dependence on independent commission sales agents; dependence on third party capacity providers; decreased demand for transportation services; substantial industry competition; disruptions or failures in the Company’s computer systems; cyber and other information security incidents; dependence on key vendors; changes in fuel taxes; status of independent contractors; regulatory and legislative changes; catastrophic loss of a Company facility; intellectual property; unclaimed property; regulations focused on diesel emissions and other air quality matters and other operational, financial or legal risks or uncertainties detailed in Landstar’s Form 10-K for the 2015 fiscal year, described in Item 1A “Risk Factors”, in this report, our Form 10-Q for the quarterly period ended June 25, 2016 or in Landstar’s other Securities and Exchange Commission filings from time to time. These risks and uncertainties could cause actual results or events to differ materially from historical results or those anticipated. Investors should not place undue reliance on such forward-looking statements and the Company undertakes no obligation to publicly update or revise any forward-looking statements.

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

The transportation logistics segment provides a wide range of integrated transportation management solutions. Transportation services offered by the Company include truckload and less-than-truckload transportation, rail intermodal, air cargo, ocean cargo, expedited ground and air delivery of time-critical freight, heavy-haul/specialized, U.S.-Canada and U.S.-Mexico cross-border, project cargo and customs brokerage. Industries serviced by the transportation logistics segment include automotive products, building products, metals, chemicals, foodstuffs, heavy machinery, retail, electronics, ammunition and explosives and military equipment. In addition, the transportation logistics segment provides transportation services to other transportation companies, including third party logistics and less-than-truckload service providers. Each of the independent commission sales agents has the opportunity to market all of the services provided by the transportation logistics segment. Billings for freight transportation services are typically charged to customers on a per shipment basis for the physical transportation of freight and are referred to as transportation revenue. During the thirty-nine weeks ended September 24, 2016, revenue hauled by BCO Independent Contractors, Truck Brokerage Carriers and railroads represented approximately 48%, 45% and 3%, respectively, of the Company’s consolidated revenue. Collectively, revenue hauled by air and ocean cargo carriers represented approximately 2% of the Company’s consolidated revenue in the thirty-nine-week period ended September 24, 2016.

The insurance segment is comprised of Signature Insurance Company, a wholly owned offshore insurance subsidiary (“Signature”), and Risk Management Claim Services, Inc. This segment provides risk and claims management services to certain of Landstar’s operating subsidiaries. In addition, it reinsures certain risks of the Company’s BCO Independent Contractors and provides certain property and casualty insurance directly to certain of Landstar’s operating subsidiaries. Revenue at the insurance segment represents reinsurance premiums from third party insurance companies that provide insurance programs to BCO Independent Contractors where all or a portion of the risk is ultimately borne by Signature. Revenue at the insurance segment represented approximately 2% of the Company’s consolidated revenue for the thirty-nine-week period ended September 24, 2016.

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

	Thirty Nine Weeks Ended		Thirteen Weeks Ended
	September 24, 2016	September 26, 2015	September 24, 2016	September 26, 2015
Revenue generated through (in thousands):
Truck transportation
Truckload:
Van equipment	$1,351,980	$1,412,824	$465,785	$466,226
Unsided/platform equipment	700,369	823,767	248,939	293,252
Less-than-truckload	54,066	61,297	18,139	20,341

Total truck transportation	2,106,415	2,297,888	732,863	779,819
Rail intermodal	76,987	76,688	24,650	27,166
Ocean and air cargo carriers	56,500	64,725	18,790	23,315
Other (1)	34,903	33,188	11,635	11,426

	$2,274,805	$2,472,489	$787,938	$841,726

Revenue on loads hauled via BCO Independent Contractors included in total truck transportation	$1,086,848	$1,140,870	$379,196	$388,840

Number of loads:
Truck transportation
Truckload:
Van equipment	847,208	820,223	291,089	275,509
Unsided/platform equipment	331,226	359,769	112,192	130,317
Less-than-truckload	84,316	83,838	28,589	28,934

Total truck transportation	1,262,750	1,263,830	431,870	434,760
Rail intermodal	36,120	32,350	11,940	11,670
Ocean and air cargo carriers	14,910	13,320	5,130	4,700

	1,313,780	1,309,500	448,940	451,130

Loads hauled via BCO Independent Contractors included in total truck transportation	630,880	616,410	216,220	210,180

Revenue per load:
Truck transportation
Truckload:
Van equipment	$1,596	$1,722	$1,600	$1,692
Unsided/platform equipment	2,114	2,290	2,219	2,250
Less-than-truckload	641	731	634	703
Total truck transportation	1,668	1,818	1,697	1,794
Rail intermodal	2,131	2,371	2,064	2,328
Ocean and air cargo carriers	3,789	4,859	3,663	4,961

Revenue per load on loads hauled via BCO Independent Contractors	$1,723	$1,851	$1,754	$1,850

Revenue by capacity type (as a % of total revenue):
Truck capacity providers:
BCO Independent Contractors	48%	46%	48%	46%
Truck Brokerage Carriers	45%	47%	45%	46%
Rail intermodal	3%	3%	3%	3%
Ocean and air cargo carriers	2%	3%	2%	3%
Other	2%	1%	1%	1%

(1)	Includes primarily reinsurance premium revenue generated by the insurance segment.

Also critical to the Company’s success is its ability to secure capacity, particularly truck capacity, at rates that allow the Company to profitably transport customers’ freight. The following table summarizes the number of available truck capacity providers on the dates indicated:

	September 24, 2016	September 26, 2015

BCO Independent Contractors	8,889	8,869
Truck Brokerage Carriers:
Approved and active (1)	30,860	29,127
Other approved	15,691	13,813

	46,551	42,940

Total available truck capacity providers	55,440	51,809

Trucks provided by BCO Independent Contractors	9,510	9,441

(1)	Active refers to Truck Brokerage Carriers who moved at least one load in the 180 days immediately preceding the fiscal quarter end.

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

In general, gross profit margin on revenue hauled by BCO Independent Contractors represents a fixed percentage of revenue due to the nature of the contracts that pay a fixed percentage of revenue to both the BCO Independent Contractors and independent commission sales agents. For revenue hauled by Truck Brokerage Carriers, gross profit margin is either fixed or variable as a percent of revenue, depending on the contract with each individual independent commission sales agent. Under certain contracts with independent commission sales agents, the Company retains a fixed percentage of revenue and the agent retains the amount remaining less the cost of purchased transportation (the “retention contracts”). Gross profit margin on revenue hauled by railroads, air cargo carriers, ocean cargo carriers and Truck Brokerage Carriers, other than those under retention contracts, is variable in nature as the Company’s contracts with independent commission sales agents provide commissions to agents at a contractually agreed upon percentage of net revenue for these type of loads. Approximately 56% of the Company’s consolidated revenue in the thirty-nine-week period ended September 24, 2016 was generated under contracts that have a fixed gross profit margin while 44% was under contracts that have a variable gross profit margin.

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

During the thirty-nine-week period ended September 24, 2016, employee compensation and benefits accounted for approximately sixty-five percent of the Company’s selling, general and administrative costs.

Depreciation and amortization primarily relate to depreciation of trailing equipment and information technology hardware and software.

The following table sets forth the percentage relationship of purchased transportation and commissions to agents, both being direct costs, to revenue and indirect costs as a percentage of gross profit for the periods indicated:

	Thirty Nine Weeks Ended		Thirteen Weeks Ended
	September 24, 2016	September 26, 2015	September 24, 2016	September 26, 2015

Revenue	100.0%	100.0%	100.0%	100.0%

Purchased transportation	76.1	76.9	76.3	76.7
Commissions to agents	8.3	8.1	8.3	8.2

Gross profit margin	15.6%	15.1%	15.5%	15.1%

Gross profit	100.0%	100.0%	100.0%	100.0%
Investment income	0.3	0.3	0.3	0.3
Indirect costs and expenses:
Other operating costs, net of gains on asset sales/dispositions	6.1	6.5	6.2	6.9
Insurance and claims	12.1	10.1	10.3	8.3
Selling, general and administrative	29.9	30.0	28.5	29.0
Depreciation and amortization	7.4	5.7	7.4	5.7

Total costs and expenses	55.4	52.3	52.3	49.8

Operating margin	44.9%	48.0%	48.0%	50.4%

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

Also, as previously mentioned, the Company reports two operating segments: the transportation logistics segment and the insurance segment. External revenue at the insurance segment, representing reinsurance premiums, has historically been relatively consistent on a year-over-year basis at 2% or less of consolidated revenue and generally corresponds directly with the number of trucks provided by BCO Independent Contractors. The discussion of indirect cost line items in Management’s Discussion and Analysis of Financial Condition and Results of Operations considers the Company’s costs on a consolidated basis rather than on a segment basis. Management believes this presentation format is the most appropriate to assist users of the financial statements in understanding the Company’s business for the following reasons: (1) the insurance segment has no other operating costs; (2) discussion of insurance and claims at either segment without reference to the other may create confusion amongst investors and potential investors due to intercompany arrangements and specific deductible programs that affect comparability of financial results by segment between various fiscal periods but that have no effect on the Company from a consolidated reporting perspective; (3) selling, general and administrative costs of the insurance segment comprise less than 10% of consolidated selling, general and administrative costs and have historically been relatively consistent on a year-over-year basis; and (4) the insurance segment has no depreciation and amortization.

THIRTY NINE WEEKS ENDED SEPTEMBER 24, 2016 COMPARED TO THIRTY NINE WEEKS ENDED SEPTEMBER 26, 2015

Revenue for the 2016 thirty-nine-week period was $2,274,805,000, a decrease of $197,684,000, or 8%, compared to the 2015 thirty-nine-week period. Transportation revenue decreased $199,453,000, or 8%. The decrease in transportation revenue was attributable to decreased revenue per load of approximately 8%, while the number of loads hauled in the 2016 thirty-nine week period was approximately equal to the prior year period. Reinsurance premiums were $34,636,000 and $32,867,000 for the 2016 and 2015 thirty-nine-week periods, respectively. The increase in revenue from reinsurance premiums was primarily attributable to the net increase in the average number of BCO Independent Contractors in the 2016 thirty-nine-week period compared to the 2015 thirty-nine-week period.

Truck transportation revenue hauled by BCO Independent Contractors and Truck Brokerage Carriers (together, the “third party truck capacity providers”) for the 2016 thirty-nine-week period was $2,106,415,000, or 93% of total revenue, a decrease of $191,473,000, or 8%, compared to the 2015 thirty-nine-week period. Revenue per load on loads hauled by third party truck capacity providers decreased approximately 8% in the 2016 thirty-nine-week period compared to the 2015 thirty-nine-week period, while the number of loads hauled was approximately equal to the 2015 thirty-nine-week period. The decrease in revenue per load on loads hauled via truck was primarily attributable to the impact of lower diesel fuel costs on loads hauled via Truck Brokerage Carriers, a somewhat softer freight environment as compared to the 2015 thirty-nine-week period, which resulted in more readily available truck capacity, and a decrease in the number of loads hauled via heavy specialized equipment, which typically have a higher revenue per load, as a percentage of total truck loads. The number of loads hauled via van equipment increased 3%, while the number of loads hauled via unsided/platform equipment decreased 8% in the 2016 thirty-nine-week period compared to the 2015 thirty-nine-week period. Demand for van transportation services utilizing

Company provided van trailers, primarily relating to drop and hook services, drove the growth in the number of loads hauled via van trailing equipment during the period. The decrease in the number of loads hauled via unsided/platform equipment was entirely attributable to the impact of approximately 33,000 loads hauled in the 2015 thirty-nine-week period related to a significant project for a single account in the automotive industry. That project was completed at the end of 2015. Excluding the impact of the project loads hauled during the 2015 period, the number of loads hauled via unsided/platform equipment increased 1% during the 2016 thirty-nine-week period. Fuel surcharges billed to customers on revenue hauled by BCO Independent Contractors are excluded from revenue. Fuel surcharges on Truck Brokerage Carrier revenue identified separately in billings to customers and included as a component of Truck Brokerage Carrier revenue were $37,723,000 and $65,159,000 in the 2016 and 2015 thirty-nine-week periods, respectively. It should be noted that many customers of truck brokerage services require a single all-in rate that does not separately identify fuel surcharge. Accordingly, the overall impact of changes in fuel prices on revenue and revenue per load on loads hauled via truck may be greater than that indicated.

Transportation revenue hauled by rail intermodal, air cargo and ocean cargo carriers (collectively, the “multimode capacity providers”) for the thirty-nine-week period ended September 24, 2016, was $133,487,000, or 6% of total revenue, a decrease of $7,926,000, or 6%, compared to the 2015 thirty-nine-week period. The number of loads hauled by multimode capacity providers in the 2016 thirty-nine-week period increased approximately 12% compared to the 2015 thirty-nine-week period, while revenue per load on revenue hauled by multimode capacity providers decreased approximately 16% over the same period. The increase in loads hauled by multimode capacity providers was primarily due to increased rail intermodal loads, mostly attributable to increased loadings at one specific agency, and a 12% increase in loads hauled by air and ocean cargo carriers. Revenue per load on loads hauled by multimode capacity providers decreased for all modes, primarily due to softness in the U.S. and global economies. Also, revenue per load on revenue hauled by multimode capacity providers is influenced by many factors, including revenue mix among the various modes of transportation used, length of haul, complexity of freight, density of freight lanes, fuel costs and availability of capacity.

Purchased transportation was 76.1% and 76.9% of revenue in the 2016 and 2015 thirty-nine-week periods, respectively. The decrease in purchased transportation as a percentage of revenue was primarily due to a decreased rate of purchased transportation paid to Truck Brokerage Carriers, primarily due to the impact of lower diesel fuel costs and more readily available capacity and an increase in the percentage of revenue contributed by BCO Independent Contractors, which typically has a lower rate of purchased transportation than revenue hauled by Truck Brokerage Carriers. Commissions to agents were 8.3% and 8.1% of revenue in the 2016 and 2015 thirty-nine-week periods, respectively. The increase in commissions to agents as a percentage of revenue was primarily attributable to an increased net revenue margin on revenue hauled by Truck Brokerage Carriers.

Investment income was $1,100,000 and $1,043,000 in the 2016 and 2015 thirty-nine-week periods, respectively.

Other operating costs decreased $2,904,000 in the 2016 thirty-nine-week period compared to the 2015 thirty-nine-week period and represented 6.1% of gross profit in the 2016 period compared to 6.5% of gross profit in the 2015 period. The decrease in other operating costs compared to the prior year was primarily due to increased gains on sales of used trailing equipment and decreased trailing equipment rental costs, partially offset by increased trailing equipment maintenance costs, as the Company increased its number of owned trailers in response to customer demand, and an increased provision for contractor bad debt. The decrease in other operating costs as a percentage of gross profit was caused by the decrease in other operating costs, partially offset by the effect of decreased gross profit.

Insurance and claims increased $5,185,000 in the 2016 thirty-nine-week period compared to the 2015 thirty-nine-week period and represented 12.1% of gross profit in the 2016 period compared to 10.1% of gross profit in the 2015 period. The increase in insurance and claims compared to prior year was due to increased severity of current year claims in the 2016 period, partially offset by decreased net unfavorable development of prior years’ claims in the 2016 period as unfavorable development of prior year claims was $698,000 and $5,521,000 in the 2016 and 2015 thirty-nine-week periods, respectively. The increase in insurance and claims as a percent of gross profit was caused by the increase in insurance and claims costs related to the increased severity of current year claims in the 2016 period and the effect of decreased gross profit.

Selling, general and administrative costs decreased $5,586,000 in the 2016 thirty-nine-week period compared to the 2015 thirty-nine-week period and represented 29.9% of gross profit in the 2016 period compared to 30.0% of gross profit in the 2015 period. The decrease in selling, general and administrative costs compared to prior year was attributable to a decreased provision for bonuses under the Company’s incentive compensation plan, decreased stock compensation expense and a decreased provision for customer bad debt in the 2016 period, partially offset by costs during the 2016 period associated with the Company’s multi-year project designed to improve the Company’s information systems. The decrease in selling, general and administrative costs as a percent of gross profit was due primarily to the decrease in selling, general and administrative costs, partially offset by the effect of decreased gross profit.

Depreciation and amortization increased $4,856,000 in the 2016 thirty-nine-week period compared to the 2015 thirty-nine-week period and represented 7.4% of gross profit in the 2016 period compared to 5.7% of gross profit in the 2015 period. The increase in depreciation and amortization costs was due to depreciation on new trailing equipment as the Company increased its number of owned trailers in response to increased customer demand for the Company’s drop and hook services using Company owned van trailers. The increase in depreciation and amortization as a percentage of gross profit was primarily due to the increased depreciation costs and the effect of decreased gross profit.

Interest and debt expense in the 2016 thirty-nine-week period was $517,000 higher than the 2015 thirty-nine-week period. The increase in interest and debt expense was primarily attributable to increased interest related to increased capital lease obligations as the Company increased its number of owned trailers in response to customer demand.

The provisions for income taxes for the 2016 and 2015 thirty-nine-week periods were based on estimated annual effective income tax rates of 38.1% and 38.2%, respectively, adjusted for discrete events, such as benefits resulting from disqualifying dispositions of the Company’s common stock by employees who obtained the stock through exercises of incentive stock options. The effective income tax rate in the 2016 thirty-nine-week period of 37.6% was less than the 38.1% estimated annual effective income tax rate primarily due to certain federal income tax credits realized in the 2016 period and disqualifying dispositions of the Company’s common stock by employees who obtained the stock through the exercises of incentive stock options in the 2016 period. The effective income tax rate in the 2015 thirty-nine-week period of 37.9% was less than the 38.2% estimated annual effective income tax rate primarily due to disqualifying dispositions of the Company’s common stock by employees who obtained the stock through exercises of incentive stock options in the 2015 period.

Net income was $97,776,000, or $2.32 per common share ($2.31 per diluted share), in the 2016 thirty-nine-week period. Net income was $109,834,000, or $2.50 per common share ($2.49 per diluted share), in the 2015 thirty-nine-week period.

THIRTEEN WEEKS ENDED SEPTEMBER 24, 2016 COMPARED TO THIRTEEN WEEKS ENDED SEPTEMBER 26, 2015

Revenue for the 2016 thirteen-week period was $787,938,000, a decrease of $53,788,000, or 6%, compared to the 2015 thirteen-week period. Transportation revenue decreased $54,000,000, or 7%. The decrease in transportation revenue was primarily attributable to decreased revenue per load of approximately 6%, while the number of loads hauled in the 2016 thirteen week period was approximately equal to the prior year perod. Reinsurance premiums were $11,541,000 and $11,329,000 for the 2016 and 2015 thirteen-week periods, respectively. The increase in revenue from reinsurance premiums was primarily attributable to the net increase in the average number of BCO Independent Contractors in the 2016 thirteen-week period compared to the 2015 thirteen-week period.

Truck transportation revenue hauled by third party truck capacity providers for the 2016 thirteen-week period was $732,863,000, or 93% of total revenue, a decrease of $46,956,000, or 6%, compared to the 2015 thirteen-week period. Revenue per load on loads hauled by third party truck capacity providers decreased approximately 5% in the 2016 thirteen-week period compared to the 2015 thirteen-week period and the number of loads hauled decreased approximately 1% compared to the 2015 thirteen-week period. The decrease in revenue per load on loads hauled via truck was primarily attributable to the impact of lower diesel fuel costs on loads hauled via Truck Brokerage Carriers and a somewhat softer freight environment as compared to the 2015 thirteen-week period, which resulted in more readily available truck capacity. The decrease in the number of loads hauled via truck of 1% was entirely attributable to a 14% decrease in the number of loads hauled via unsided/platform equipment. The decrease in the number of loads hauled via unsided/platform equipment of 14% was due to the impact of approximately 20,000 loads hauled in the 2015 thirteen-week period related to a significant project for a single account in the automotive industry. Excluding the impact of the project loads hauled during the 2015 period, the number of loads hauled via truck increased 4% during the 2016 thirteen-week period on a 6% increase in the number of loads hauled via van equipment and a 1% increase in the number of loads hauled via unsided/platform equipment. The increase in the number of loads hauled via van equipment of 6% was attributable to increased demand for van transportation services utilizing Company provided van trailers, primarily relating to drop and hook services. Fuel surcharges on Truck Brokerage Carrier revenue identified separately in billings to customers and included as a component of Truck Brokerage Carrier revenue were $14,016,000 and $20,128,000 in the 2016 and 2015 thirteen-week periods, respectively.

Transportation revenue hauled by multimode capacity providers for the thirteen-week period ended September 24, 2016, was $43,440,000, or 6% of total revenue, a decrease of $7,041,000, or 14%, compared to the 2015 thirteen-week period. The number of loads hauled by multimode capacity providers in the 2016 thirteen-week period increased approximately 4% compared to the 2015 thirteen-week period, while revenue per load on revenue hauled by multimode capacity providers decreased approximately 17% over the same period. The increase in loads hauled by multimode capacity providers was broad-based with air, ocean and rail intermodal loadings increasing 10%, 9% and 2%, respectively. Revenue per load on loads hauled by multimode capacity providers decreased for all modes, primarily due to softness in the U.S. and global economies. Revenue per load on revenue hauled by multimode capacity providers is influenced by many factors, including revenue mix among the various modes of transportation used, length of haul, complexity of freight, density of freight lanes, fuel costs and availability of capacity.

Purchased transportation was 76.3% and 76.7% of revenue in the 2016 and 2015 thirteen-week periods, respectively. The decrease in purchased transportation as a percentage of revenue was primarily due to an increase in the percentage of revenue contributed by BCO Independent Contractors, which typically has a lower rate of purchased transportation than revenue on loads hauled by Truck Brokerage Carriers. Commissions to agents were 8.3% and 8.2% of revenue in the 2016 and 2015 thirteen-week periods, respectively.

Investment income was $357,000 and $350,000 in the 2016 and 2015 thirteen-week periods, respectively.

Other operating costs decreased $1,226,000 in the 2016 thirteen-week period compared to the 2015 thirteen-week period and represented 6.2% of gross profit in the 2016 period compared to 6.9% of gross profit in the 2015 period. The decrease in other operating costs compared to the prior year was primarily due to increased gains on sales of used trailing equipment and decreased trailing equipment rental costs. The decrease in other operating costs as a percentage of gross profit was caused by the decrease in other operating costs, partially offset by the effect of decreased gross profit.

Insurance and claims increased $1,986,000 in the 2016 thirteen-week period compared to the 2015 thirteen-week period and represented 10.3% of gross profit in the 2016 period compared to 8.3% of gross profit in the 2015 period. The increase in insurance and claims compared to prior year was due to increased severity of current year claims in the 2016 period, partially offset by increased net favorable development of prior years’ claims in the 2016 period as development of prior year claims was $2,118,000 favorable and $47,000 unfavorable in the 2016 and 2015 thirteen-week periods, respectively. The increase in insurance and claims as a percent of gross profit was caused by the increase in insurance and claims costs related to the increased severity of current year claims, partially offset by the increased net favorable development of prior years’ claims in the 2016 period and the effect of decreased gross profit.

Selling, general and administrative costs decreased $2,119,000 in the 2016 thirteen-week period compared to the 2015 thirteen-week period and represented 28.5% of gross profit in the 2016 period compared to 29.0% of gross profit in the 2015 period. The decrease in selling, general and administrative costs compared to prior year was attributable to a decreased provision for bonuses under the Company’s incentive compensation plan and a decrease in stock compensation expense in the 2016 period, partially offset by costs during the 2016 period associated with the Company’s multi-year project designed to improve the Company’s information systems. The decrease in selling, general and administrative costs as a percent of gross profit was due primarily to the decrease in selling, general and administrative costs, partially offset by the effect of decreased gross profit.

Depreciation and amortization increased $1,831,000 in the 2016 thirteen-week period compared to the 2015 thirteen-week period and represented 7.4% of gross profit in the 2016 period compared to 5.7% of gross profit in the 2015 period. The increase in depreciation and amortization costs was due to depreciation on new trailing equipment as the Company increased its number of owned trailers in response to increased customer demand for the Company’s drop and hook services using the Company’s van trailers. The increase in depreciation and amortization as a percentage of gross profit was primarily due to the increased depreciation costs and the effect of decreased gross profit.

Interest and debt expense in the 2016 thirteen-week period was $234,000 higher than the 2015 thirteen-week period. The increase in interest and debt expense was primarily attributable to increased interest related to increased capital lease obligations as the Company increased its number of owned trailers in response to customer demand for the Company’s drop and hook services using Company owned van trailers.

The provisions for income taxes for the 2016 and 2015 thirteen-week periods were based on estimated annual effective income tax rates of 38.1% and 38.2%, respectively, adjusted for discrete events, such as benefits resulting from disqualifying dispositions of the Company’s common stock by employees who obtained the stock through exercises of incentive stock options. The effective income tax rate in the 2016 thirteen-week period of 36.9% was less than the 38.1% estimated annual effective income tax rate primarily due to certain federal income tax credits realized in the 2016 period and disqualifying dispositions of the Company’s common stock by employees who obtained the stock through the exercises of incentive stock options in the 2016 period. The effective income tax rate in the 2015 thirteen-week period of 37.8% was less than the 38.2% estimated annual effective income tax rate primarily due to disqualifying dispositions of the Company’s common stock by employees who obtained the stock through exercises of incentive stock options in the 2015 period.

Net income was $36,278,000, or $0.86 per common share ($0.86 per diluted share), in the 2016 thirteen-week period. Net income was $39,348,000, or $0.91 per common share ($0.90 per diluted share), in the 2015 thirteen-week period.

CAPITAL RESOURCES AND LIQUIDITY

Working capital and the ratio of current assets to current liabilities were $318,461,000 and 1.9 to 1, respectively, at September 24, 2016, compared with $286,581,000 and 1.8 to 1, respectively, at December 26, 2015. Landstar has historically operated with current ratios within the range of 1.5 to 1 to 2.0 to 1. Cash provided by operating activities was $171,297,000 in the 2016 thirty-nine-week period compared with $148,084,000 in the 2015 thirty-nine-week period. The increase in cash flow provided by operating activities was primarily attributable to the timing of collections of trade receivables.

The Company declared and paid $0.25 per share, or $10,572,000 in the aggregate, in cash dividends during the thirty-nine-week period ended September 24, 2016. The Company declared and paid $0.22 per share, or $9,673,000 in the aggregate, in cash dividends during the thirty-nine-week period ended September 26, 2015 and, during such period, also paid $44,794,000 of dividends payable which were declared during fiscal year 2014 and included in current liabilities in the consolidated balance sheet at December 27, 2014. During the thirty-nine-week period ended September 24, 2016, the Company purchased 773,281 shares of its common stock at a total cost of $50,516,000. As of September 24, 2016, the Company may purchase up to an additional 1,036,125 shares of its common stock under its authorized stock purchase program. Long-term debt, including current maturities, was $135,601,000 at September 24, 2016, $11,309,000 higher than at December 26, 2015.

Shareholders’ equity was $506,730,000, or 79% of total capitalization (defined as long-term debt including current maturities plus equity), at September 24, 2016, compared to $466,237,000, or 79% of total capitalization, at December 26, 2015. The increase in equity was primarily a result of net income, partially offset by the purchases of shares of the Company’s common stock and dividends declared by the Company in the 2016 thirty-nine-week period.

On June 2, 2016, Landstar entered into a credit agreement with a syndicate of banks and JPMorgan Chase Bank, N.A., as administrative agent (the “Credit Agreement”). The Credit Agreement, which matures on June 2, 2021, provides $250,000,000 of borrowing capacity in the form of a revolving credit facility, $50,000,000 of which may be utilized in the form of letter of credit guarantees. The Credit Agreement includes an “accordion” feature providing for a possible increase up to an aggregate borrowing amount of $400,000,000. The Company’s prior credit agreement was terminated on June 2, 2016.

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

At September 24, 2016, the Company had no borrowings outstanding and $35,601,000 of letters of credit outstanding under the Credit Agreement. At September 24, 2016, there was $214,399,000 available for future borrowings under the Credit Agreement. In addition, the Company has $61,110,000 in letters of credit outstanding as collateral for insurance claims that are secured by investments totaling $67,900,000 at September 24, 2016. Investments, all of which are carried at fair value, include primarily investment-grade bonds and U.S. Treasury obligations having maturities of up to five years. Fair value of investments is based primarily on quoted market prices. See Notes to Consolidated Financial Statements included herein for further discussion on measurement of fair value of investments.

Historically, the Company has generated sufficient operating cash flow to meet its debt service requirements, fund continued growth, both organic and through acquisitions, complete or execute share purchases of its common stock under authorized share purchase programs, pay dividends and meet working capital needs. As an asset-light provider of integrated transportation management solutions, the Company’s annual capital requirements for operating property are generally for trailing equipment and information technology hardware and software. In addition, a significant portion of the trailing equipment used by the Company is provided by third party capacity providers, thereby reducing the Company’s capital requirements. During the 2016 thirty-nine-week period, the Company purchased $17,833,000 of operating property, including $2,400,000 paid for a parcel of land in Laredo, Texas for the purposes of building a new freight staging and transload facility, and $11,700,000 paid related to development of this parcel. Landstar also acquired $3,237,000 of operating property relating to the development of the Laredo parcel for which the Company accrued a corresponding liability in accounts payable as of September 24, 2016. During the 2016 thirty-nine-week period, the Company also acquired $46,456,000 of trailing equipment by entering into capital leases. Landstar anticipates acquiring either by purchase or lease financing during the remainder of fiscal year 2016 approximately $25,000,000 in operating property, consisting primarily of new trailing equipment to replace older trailing equipment, information technology equipment and approximately $7,200,000 in additional capital requirements to complete the Laredo facility.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The allowance for doubtful accounts for both trade and other receivables represents management’s estimate of the amount of outstanding receivables that will not be collected. Historically, management’s estimates for uncollectible receivables have been materially correct. Although management believes the amount of the allowance for both trade and other receivables at September 24, 2016 is appropriate, a prolonged period of low or no economic growth may adversely affect the collection of these receivables. In addition, liquidity concerns and/or unanticipated bankruptcy proceedings at any of the Company’s larger customers in which the Company is carrying a significant receivable could result in an increase in the provision for uncollectible receivables and have a significant impact on the Company’s results of operations in a given quarter or year. However, it is not expected that an uncollectible accounts receivable resulting from an individual customer would have a significant impact on the Company’s financial condition. Conversely, a more robust economic environment or the recovery of a previously provided for uncollectible receivable from an individual customer may result in the realization of some portion of the estimated uncollectible receivables.

Landstar provides for the estimated costs of self-insured claims primarily on an actuarial basis. The amount recorded for the estimated liability for claims incurred is based upon the facts and circumstances known on the applicable balance sheet date. The ultimate resolution of these claims may be for an amount greater or less than the amount estimated by management. The Company continually revises its existing claim estimates as new or revised information becomes available on the status of each claim. Historically, the Company has experienced both favorable and unfavorable development of prior years’ claims estimates. During the 2016 and 2015 thirty-nine-week periods, insurance and claims costs included $698,000 and $5,521,000 of net unfavorable adjustments to prior years’ claims estimates, respectively. The unfavorable development of prior years’ claims in the 2015 fiscal period primarily related to a single claim for which the Company incurred a pre-tax charge of $4,500,000. It is reasonably likely that the ultimate outcome of settling all outstanding claims will be more or less than the estimated claims reserve at September 24, 2016.

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

Depending upon the specific type of borrowing, borrowings under the Credit Agreement bear interest based on either (a) the prime rate, (b) the Federal Reserve Bank of New York rate plus 0.5% or (c) the London Interbank Offered Rate, plus 1.25%. As of September 24, 2016 and during the entire 2016 third quarter, the Company had no borrowings outstanding under the Credit Agreement.

Long-term investments, all of which are available-for-sale and are carried at fair value, include primarily investment-grade bonds and U.S. Treasury obligations having maturities of up to five years. Assuming that the long-term portion of investments remains at $53,002,000, the balance at September 24, 2016, a hypothetical increase or decrease in interest rates of 100 basis points would not have a material impact on future earnings on an annualized basis. Short-term investments consist of short-term investment-grade instruments and the current maturities of investment-grade corporate bonds and U.S. Treasury obligations. Accordingly, any future interest rate risk on these short-term investments would not be material to the Company’s operating results.

Assets and liabilities of the Company’s Canadian operations are translated from their functional currency to U.S. dollars using exchange rates in effect at the balance sheet date and revenue and expense accounts are translated at average monthly exchange rates during the period. Adjustments resulting from the translation process are included in accumulated other comprehensive income. Transactional gains and losses arising from receivable and payable balances, including intercompany balances, in the normal course of business that are denominated in a currency other than the functional currency of the operation are recorded in the statements of income when they occur. The assets held at the Company’s Canadian subsidiary at September 24, 2016 were, as translated to U.S. dollars, approximately 1% of total consolidated assets. Accordingly, any translation gain or loss related to the Canadian operation would not be material.

Item 4. Controls and Procedures

As of the end of the period covered by this quarterly report on Form 10-Q, an evaluation was carried out, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the

Securities Exchange Act of 1934, as amended). Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of September 24, 2016 to provide reasonable assurance that information required to be disclosed by the Company in reports that it filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There were no significant changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended September 24, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Except as set forth in the Company’s Form 10-Q for the quarterly period ended June 25, 2016, there have been no material changes to the Risk Factors described in Part I “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 26, 2015 as filed with the SEC.

For a discussion identifying additional risk factors and other important factors that could cause actual results to differ materially from those anticipated, see the discussions under Part I, Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 26, 2015 and under Part II Item 1A, “Risk Factors” in the Company’s quarterly report on Form 10-Q for the quarterly period ended June 25, 2016, and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Notes to Consolidated Financial Statements” in this Quarterly Report on Form 10-Q.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Company

The following table provides information regarding the Company’s purchase of its common stock during the period from June 26, 2016 to September 24, 2016, the Company’s third fiscal quarter:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares That May Yet Be Purchased Under the Programs

June 25, 2016				1,386,125
June 26, 2016 – July 23, 2016	—	$—	—	1,386,125
July 24, 2016 – August 20, 2016	—	—	—	1,386,125
August 21, 2016 – September 24, 2016	350,000	68.66	350,000	1,036,125

Total	350,000	$68.66	350,000

On May 19, 2015, the Landstar System, Inc. Board of Directors authorized the Company to increase the number of shares of the Company’s common stock that the Company is authorized to purchase from time to time in the open market and in privately negotiated transactions under a previously announced purchase program to 3,000,000 shares. As of September 24, 2016, the Company has authorization to purchase 1,036,125 shares of its common stock under this program. No specific expiration date has been assigned to the May 19, 2015 authorization.

Dividends

During the thirty-nine-week period ended September 24, 2016, Landstar paid dividends as follows:

Dividend Amount per Share	Declaration Date	Record Date	Payment Date

$0.08	January 26, 2016	February 15, 2016	March 11, 2016
$0.08	April 19, 2016	May 5, 2016	May 27, 2016
$0.09	July 19, 2016	August 8, 2016	August 26, 2016

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

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

The exhibits listed on the Exhibit Index are furnished as part of this quarterly report on Form 10-Q.

EXHIBIT INDEX

Registrant’s Commission File No.: 0-21238

Exhibit No.	Description

(31)	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.1*	Chief Executive Officer certification, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Chief Financial Officer certification, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.1**	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Schema Document

101.CAL*	XBRL Calculation Linkbase Document

101.DEF*	XBRL Definition Linkbase Document

101.LAB*	XBRL Labels Linkbase Document

101.PRE*	XBRL Presentation Linkbase Document

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LANDSTAR SYSTEM, INC.

Date: October 28, 2016	/s/ James B. Gattoni
James B. Gattoni
President and Chief Executive Officer

Date: October 28, 2016	/s/ L. Kevin Stout
L. Kevin Stout
Vice President and Chief Financial Officer