Form 10-K
period 2016-12-31
LANDSTAR SYSTEM INC
filed 2017-02-24
CIK 853816

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2016

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files):    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant was $2,790,433,000 (based on the per share closing price on June 25, 2016, the last business day of the Company’s second fiscal quarter, as reported on the NASDAQ Global Select Market). In making this calculation, the registrant has assumed, without admitting for any purpose, that all directors and executive officers of the registrant, and no other persons, are affiliates.

The number of shares of the registrant’s common stock, par value $0.01 per share (the “Common Stock”), outstanding as of the close of business on January 27, 2017 was 41,839,818.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following document are incorporated by reference in this Form 10-K as indicated herein:

Document	Part of 10-K Into Which Incorporated
Proxy Statement relating to Landstar System, Inc.’s Annual Meeting of Stockholders scheduled to be held on May 23, 2017	Part III

LANDSTAR SYSTEM, INC.

2016 ANNUAL REPORT ON FORM 10-K

PART I

Item 1.	Business

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

On December 28, 2013, the Company completed the sale of Landstar Supply Chain Solutions, Inc., a Delaware corporation, including its wholly owned subsidiary, Landstar Supply Chain Solutions LLC (collectively, “LSCS”), to XPO Logistics, Inc. (“XPO”). The gain on the sale of LSCS and the operating results of LSCS for fiscal years 2013 and 2012 have been reclassified herein to discontinued operations.

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

Transportation Logistics Segment

The transportation logistics segment provides a wide range of integrated transportation management solutions. Transportation services offered by the Company include truckload and less-than-truckload transportation, rail intermodal, air cargo, ocean cargo, expedited ground and air delivery of time-critical freight, heavy-haul/specialized, U.S.-Canada and U.S.-Mexico cross-border, project cargo and customs brokerage. Examples of the industries serviced by the transportation logistics segment include automotive products, building products, metals, chemicals, foodstuffs, heavy machinery, retail, electronics, ammunition and explosives and military equipment. In addition, the transportation logistics segment provides transportation services to other transportation companies, including third party logistics and less-than-truckload service providers. Each of the independent commission sales agents has the opportunity to market all of the services provided by the transportation logistics segment. Billings for freight transportation services are typically charged to customers on a per shipment basis for the physical transportation of freight and are referred to as transportation revenue. See “Notes to Consolidated Financial Statements” for the amount of revenue from external customers, measure of profit and total assets attributable to the transportation logistics segment for the last three fiscal years.

Truck Services. The transportation logistics segment’s truck transportation services include a full array of truckload transportation for a wide range of commodities and, to a lesser degree, less-than-truckload transportation services. A significant portion of the Company’s truckload services are delivered in the spot market over irregular or non-repetitive routes, while approximately 32% of the Company’s fiscal year 2016 truck transportation revenue was provided utilizing Landstar provided trailing equipment, which frequently are used on more routine, regular routes. The Company utilizes a broad assortment of equipment, including dry and specialty vans of various sizes, unsided/platform trailers (including flatbeds, drop decks and specialty trailers), temperature-controlled vans and containers. Available truck transportation services also include short-to-long haul movement of containers by truck and expedited ground and dedicated power-only truck capacity. During fiscal year 2016, revenue generated by BCO Independent Contractors and Truck Brokerage Carriers was 47% and 46%, respectively, of consolidated revenue. Also, during fiscal year 2016, truck transportation revenue generated via van equipment and unsided/platform trailing equipment was 65% and 33%, respectively, of truck transportation revenue and less-than-truckload revenue was 3% of truck transportation revenue. The Company’s truck services contributed 93% of consolidated revenue in each of fiscal years 2016 and 2015 and 94% of consolidated revenue in fiscal year 2014.

Rail Intermodal Services. The transportation logistics segment has contracts with Class 1 domestic and Canadian railroads, certain short-line railroads and most major asset-based intermodal equipment providers, including agreements with stacktrain operators and container and trailing equipment companies. In addition, the transportation logistics segment has contracts with a vast network of local trucking companies that handle pick-up and delivery of rail freight. These contracts provide the transportation logistics segment the ability to transport freight via rail throughout the United States, Canada and Mexico. The transportation logistics segment’s rail intermodal service capabilities include trailer on flat car, container on flat car, box car and railcar. The transportation logistics segment’s rail intermodal services contributed 3% of consolidated revenue in each of fiscal years 2016, 2015 and 2014.

Air and Ocean Services. The transportation logistics segment provides domestic and international air services and ocean services to its customers. The Company executes international air freight transportation as an International Air Transport Association (IATA) certified Indirect Air Carrier (IAC) and international ocean freight transportation as an Ocean Transportation Intermediary (OTI) licensed by the Federal Maritime Commission (FMC) as a non-vessel operating common carrier (NVOCC) and ocean freight forwarder. Through its network of independent commission sales agents, relationships within a global network of foreign freight forwarders and contracts with a number of airlines and ocean lines, the transportation logistics segment provides efficient and cost effective door-to-door transportation to most points in the world for a vast array of cargo types such as over-sized break bulk, consolidations, full container loads and refrigerated freight. The transportation logistics segment’s air and ocean services contributed 2% of consolidated revenue in fiscal year 2016, 3% of consolidated revenue in fiscal year 2015 and 2% of consolidated revenue in fiscal year 2014.

Insurance Segment

The insurance segment is comprised of Signature, a wholly owned offshore insurance subsidiary, and RMCS. This segment provides risk and claims management services to certain of Landstar’s Operating Subsidiaries. In addition, it reinsures certain risks of the Company’s BCO Independent Contractors and provides certain property and casualty insurance directly to certain of Landstar’s Operating Subsidiaries. Revenue at the insurance segment represents reinsurance premiums from third party insurance companies that provide insurance programs to BCO Independent Contractors where all or a portion of the risk of loss is ultimately borne by Signature. Revenue at the insurance segment represented approximately 1% of the Company’s consolidated revenue in each of fiscal years 2016, 2015 and 2014. See “Notes to Consolidated Financial Statements” for the amount of revenue from external customers, measure of profit and total assets attributable to the insurance segment for the last three fiscal years.

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

The Company had 502 and 512 agents who each generated at least $1 million in Landstar revenue during fiscal years 2016 and 2015, respectively, (the “Million Dollar Agents”). Landstar revenue from the Million Dollar Agents in the aggregate represented 92% of consolidated revenue in both fiscal years 2016 and 2015. Annually, the Company has experienced very few terminations of its Million Dollar Agents, whether such terminations are initiated by the agent or the Company. Annual terminations of Million Dollar Agents are typically 3% or less of the total number of Million Dollar Agents. Management believes that the majority of the Million Dollar Agents choose to represent the Company exclusively.

Third Party Capacity

The Company relies exclusively on independent third parties for its hauling capacity other than for trailing equipment owned or leased by the Company and utilized primarily by the BCO Independent Contractors. These third party transportation capacity providers consist of BCO Independent Contractors, Truck Brokerage Carriers, air and ocean cargo carriers and railroads.

Landstar’s use of capacity provided by third parties allows it to maintain a lower level of capital investment, resulting in lower fixed costs. During fiscal year 2016, revenue generated by BCO Independent Contractors, Truck Brokerage Carriers and railroads represented approximately 47%, 46% and 3%, respectively, of the Company’s consolidated revenue. Historically, with the exception of 2015, annual revenue generated by BCO Independent Contractors has exceeded annual revenue generated by Truck Brokerage Carriers. Collectively, revenue generated by air and ocean cargo carriers represented approximately 2% of the Company’s consolidated revenue during fiscal year 2016. Historically, the gross profit margin (defined as gross profit, which is defined as revenue less the cost of purchased transportation and commissions to agents, divided by revenue) generated from freight hauled by BCO Independent Contractors has been greater than that from freight hauled by other third party capacity providers. However, the Company’s insurance and claims costs, depreciation costs and other operating costs are incurred primarily in support of BCO Independent Contractor capacity. In addition, as further described in the “Corporate Services” section that follows, the Company incurs significantly higher selling, general and administrative costs in support of BCO Independent Contractor capacity as compared to the other modes of transportation. Purchased transportation costs are recognized upon the completion of freight delivery.

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

The Company’s BCO Independent Contractors are compensated primarily based on a contractually agreed-upon percentage of revenue generated by loads they haul. This percentage generally ranges from 62% to 73% where the BCO Independent Contractor provides only a tractor and 72% to 77% where the BCO Independent Contractor provides both a tractor and trailing equipment. The BCO Independent Contractor must pay substantially all of the expenses of operating his/her equipment, including driver wages and benefits, fuel, physical damage insurance, maintenance, highway use taxes and debt service, if applicable. The Company passes 100% of fuel surcharges billed to customers for freight hauled by BCO Independent Contractors to its BCO Independent Contractors. During fiscal year 2016, the Company billed customers $129.7 million in fuel surcharges and passed 100% of such fuel surcharges to the BCO Independent Contractors. These fuel surcharges are excluded from revenue and the cost of purchased transportation.

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

The number of trucks provided to the Company by BCO Independent Contractors was 9,439 at December 31, 2016, compared to 9,500 at December 26, 2015. At December 31, 2016, 98% of the trucks provided by BCO Independent Contractors were provided by BCO Independent Contractors who provided five or fewer trucks to the Company. The number of trucks provided by BCO Independent Contractors fluctuates daily as a result of truck recruiting and truck terminations. More trucks were recruited in fiscal year 2016 than in fiscal year 2015 but trucks terminated were higher in fiscal year 2016 than in fiscal year 2015, resulting in an overall net decrease of 61 trucks during fiscal year 2016. Landstar’s BCO Independent Contractor truck turnover was approximately 35% in fiscal year 2016 compared to 25% in fiscal year 2015. Approximately 45% of 2016 turnover was attributable to BCO Independent Contractors who had been with the Company for less than one year. Management believes that factors that have historically favorably impacted turnover include the Company’s extensive agent network, the quality of available freight, the Company’s programs to reduce the operating costs of its BCO Independent Contractors and Landstar’s reputation for quality, service, reliability and financial strength.

Truck Brokerage Carriers. At December 31, 2016, the Company maintained a database of over 47,000 approved Truck Brokerage Carriers who provide truck capacity to the Company. Truck Brokerage Carriers provide truck capacity to the Company under non-exclusive contractual arrangements and each operates under its own DOT-issued motor carrier operating authority. Truck Brokerage Carriers are paid either a negotiated rate for each load hauled or, to a lesser extent, a contractually agreed-upon fixed rate per load. The Company recruits, approves, establishes contracts with and tracks safety ratings and service records of these third party trucking companies. In addition to providing additional capacity to the Company, the use of Truck Brokerage

Carriers enables the Company to pursue different types and quality of freight such as temperature-controlled, short-haul traffic and less-than-truckload and, in certain instances, lower-priced freight that generally would not be handled by the Company’s BCO Independent Contractors.

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

Trailing Equipment

The Company offers its customers a large and diverse fleet of trailing equipment. The following table illustrates the mix of the trailing equipment as of December 31, 2016, either provided by the BCO Independent Contractors or owned or leased by the Company and made available primarily to BCO Independent Contractors. In general, Truck Brokerage Carriers utilize their own trailing equipment when providing transportation services on behalf of Landstar. Truck Brokerage Carrier trailing equipment is not included in the following table:

Trailers by Type
Van	12,014
Unsided/platform, including flatbeds, step decks, drop decks and low boys	3,043
Temperature-controlled	113

Total	15,170

Specialized services offered by the Company include those provided by a large fleet of flatbed trailers and multi-axle trailers capable of hauling extremely heavy or oversized loads. Management believes the Company, along with its network of capacity providers, offers the largest fleet of heavy/specialized trailing equipment in the United States.

At December 31, 2016, 11,066 of the trailers available to the BCO Independent Contractors were owned by the Company and 239 were leased. In addition, at December 31, 2016, 3,865 trailers were provided by the BCO Independent Contractors. Approximately 32% of Landstar’s truck transportation revenue was generated on Landstar provided trailing equipment during fiscal year 2016.

Customers

The Company’s customer base is highly diversified and dispersed across many industries, commodities and geographic regions. The Company’s top 100 customers accounted for approximately 42% and 44%, respectively, of consolidated revenue during fiscal years 2016 and 2015. Management believes that the Company’s overall size, technological applications, geographic coverage, access to equipment and diverse service capability offer the Company significant competitive marketing and operating advantages. These advantages allow the Company to meet the needs of even the largest shippers. Larger shippers often consider reducing the number of authorized carriers they use in favor of a small number of “core carriers,” such as the Company, whose size and diverse service capabilities enable these core carriers to satisfy most of the shippers’ transportation needs. The Company’s national account customers include the United States Department of Defense and many of the companies included in the Fortune 500. Large shippers are also using third party logistics providers (“3PLs”) to outsource the management and coordination of their transportation needs. 3PLs and other transportation companies also utilize the Company’s available transportation capacity to satisfy their obligations to their shippers. There were eight transportation service providers, including 3PLs, included in the Company’s top 25 customers for the fiscal year 2016. Management believes the Company’s network of agents and third party capacity providers allows it to efficiently attract and service smaller shippers which may not be as desirable to other large transportation providers (see above under “Agent Network”). No customer accounted for more than 3% of the Company’s 2016 revenue.

Technology

Management believes leadership in the development and application of information technology systems is an ongoing part of providing high quality service. Landstar focuses on providing integrated transportation management solutions which emphasize customer service and information coordination among its independent commission sales agents, customers, capacity providers and employees. The Company continues to focus on identifying, purchasing or developing and implementing software applications which are designed to improve its operational and administrative efficiency, assist its independent commission sales agents in efficiently sourcing capacity and pricing transportation services, assist customers in meeting their transportation needs and assist its third party capacity providers in identifying desirable freight. Landstar intends to continue to improve its technologies to meet the total needs of its agents, customers and third party capacity providers. Landstar is currently underway in a multi-year project aimed at increasing efficiencies, primarily through technology, at both Landstar and across all of our agent offices.

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

Self-Insured Claims

Potential liability associated with accidents in the trucking industry is severe and occurrences are unpredictable. For commercial trucking claims, Landstar retains liability up to $5,000,000 per occurrence. In addition, for commercial trucking claims incurred on or after May 1, 2016 through April 30, 2017, the Company retains liability up to an additional $700,000 in the aggregate on any claims exceeding its $5,000,000 per occurrence self-insured retention. The Company also retains liability of up to $1,000,000 for each general liability claim, up to $250,000 for each workers’ compensation claim and up to $250,000 for each cargo claim. The Company’s exposure to liability associated with accidents incurred by Truck Brokerage Carriers, railroads and air and ocean cargo carriers who transport freight on behalf of the Company is reduced by various factors including the extent to which such carriers maintain their own insurance coverage. A material increase in the frequency or severity of accidents, cargo claims or workers’ compensation claims or the material unfavorable development of existing claims could have a material adverse effect on Landstar’s cost of insurance and claims and its results of operations.

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

The transportation industry is subject to other potential regulatory and legislative changes (such as the possibility of more stringent environmental, climate change and/or safety/security regulations, limits on vehicle weight and size and a mandate to implement electronic logging devices) that may affect the economics of the industry by requiring changes in operating practices or by changing the demand for motor carrier services or the cost of providing truckload or other transportation or logistics services.

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

Employees

As of December 31, 2016, the Company and its subsidiaries employed 1,197 individuals. Approximately five Landstar Ranger drivers (out of a Company total of approximately 9,439 drivers for BCO Independent Contractors) are members of the International Brotherhood of Teamsters. The Company considers relations with its employees to be good.

Item 1A.	Risk Factors

Increased severity or frequency of accidents and other claims or a material unfavorable development of existing claims. As noted above in Item 1, “Business — Factors Significant to the Company’s Operations — Self-Insured Claims,” potential liability associated with accidents in the trucking industry is severe and occurrences are unpredictable. For commercial trucking claims, Landstar retains liability up to $5,000,000 per occurrence. In addition, for commercial trucking claims incurred on or after May 1, 2016 through April 30, 2017, the Company retains liability up to an additional $700,000 in the aggregate on any claims exceeding its $5,000,000 per occurrence self-insured retention. The Company also retains liability of up to $1,000,000 for each general liability claim, up to $250,000 for each workers’ compensation claim and up to $250,000 for each cargo claim. The Company’s exposure to liability associated with accidents incurred by Truck Brokerage Carriers, railroads and air and ocean cargo carriers who transport freight on behalf of the Company is reduced by various factors including the extent to which such carriers maintain their own insurance coverage. A material increase in the frequency or severity of accidents, cargo claims or workers’ compensation claims or the material unfavorable development of existing claims could have a material adverse effect on Landstar’s cost of insurance and claims and its results of operations.

Dependence on third party insurance companies. The Company is dependent on a limited number of third party insurance companies to provide insurance coverage in excess of its self-insured retention amounts. Historically, the Company has maintained insurance coverage for commercial trucking claims in excess of specific per occurrence limits, up to various maximum amounts, with a limited number of third party insurance companies. In an attempt to manage the cost of insurance and claims, the Company has historically increased or decreased the level of its financial exposure to commercial trucking claims on a per occurrence basis by increasing or decreasing its level of self-insured retention based on the estimated cost differential between proposed premiums from third party insurance companies and historical losses experienced by the Company at various levels of self-insured retention. To the extent that the third party insurance companies propose increases to their premiums for coverage of commercial trucking claims, the Company may pay such increased premiums or increase its financial exposure on an aggregate or per occurrence basis, including by increasing the amount of its self-insured retention. In fact, in 2016, two of the largest third party insurers providing excess coverage for commercial trucking claims in the United States announced that in light of increased severity trends related to the increase in losses attributable to unfavorable verdicts, they would no longer provide such coverage. This decision by these two third party insurers had a significant negative impact on the availability and pricing of excess coverage for commercial trucking claims in the United States. No assurances can be given that other third party insurers will not also decide to exit the market as a provider of excess coverage for commercial trucking claims in the United States, which could have a further negative effect on the availability and pricing of such coverage. Accordingly, no assurance can be given that insurance coverage from third party insurers for claims in excess of the Company’s current $5 million self-insured retention will continue to be available on commercially reasonable terms.

Dependence on independent commission sales agents. As noted above in Item 1, “Business — Factors Significant to the Company’s Operations — Agent Network,” the Company markets its services primarily through independent commission sales agents. During fiscal year 2016, 502 agents generated revenue for Landstar of at least $1 million each (the “Million Dollar Agents”), or in the aggregate approximately 92% of Landstar’s consolidated revenue. Landstar competes with motor carriers and other third parties for the services of these independent commission sales agents. Landstar has historically experienced very limited agent turnover in the number of its Million Dollar Agents. There can be no assurances, however, that Landstar will continue to experience very limited turnover of its Million Dollar Agents in the future. Landstar’s contracts with its agents, including its Million Dollar Agents, are typically terminable without cause upon 10 to 30 days’ notice by either party and generally contain significant but not unqualified non-compete provisions limiting the ability of a former agent to compete with Landstar for a specified period of time post-termination, and other restrictive covenants. The loss of some of the Company’s Million Dollar Agents and/or a significant decrease in revenue generated by Million Dollar Agents could have a material adverse effect on Landstar, including its results of operations and revenue.

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

Decreased demand for transportation services; U.S. trade relationships. The transportation industry historically has experienced cyclical financial results as a result of slowdowns in economic activity, the business cycles of customers, and other economic factors beyond Landstar’s control. If a slowdown in economic activity or a downturn in the Company’s customers’ business cycles cause a reduction in the volume of freight shipped by those customers, the Company’s operating results could be materially adversely affected.

In addition, Landstar hauls a significant number of shipments that have either been imported into the United States or are destined for export from the United States. In light of the 2016 presidential and congressional election results in the United States, any decision by the U.S. government to adopt actions such as a border tax on imports, an increase in customs duties, the renegotiation of U.S. trade agreements or any other action that could have a negative impact on international trade could cause a reduction in the volume of freight shipped by many Landstar customers. Any changes in tax and trade policies in the United States and corresponding actions by other countries could adversely affect our financial performance.

Substantial industry competition. As noted above in Item 1, “Business — Factors Significant to the Company’s Operations — Competition,” Landstar competes primarily in the transportation and logistics services industry. This industry is extremely competitive and fragmented. Landstar competes primarily with truckload carriers, intermodal transportation service providers, railroads, less-than-truckload carriers, third party logistics companies and other asset-light transportation and logistics service providers. Management believes that competition for the freight transported by the Company is based on service, efficiency and freight rates, which are influenced significantly by the economic environment, particularly the amount of available transportation capacity and freight demand. Historically, competition has created downward pressure on freight rates. In addition, many large shippers are using third party logistics providers (“3PLs”) other than the Company to outsource the management and coordination of their transportation needs rather than directly arranging for transportation services with carriers. As noted above, there were eight transportation service providers, including 3PLs, included in the Company’s top 25 customers for the fiscal year ended December 31, 2016. Usage by large shippers of 3PLs often provides carriers, such as the Company, with a less direct relationship with the shipper and, as a result, may increase pressure on freight rates while making it more difficult for the Company to compete primarily based on service and efficiency. A decrease in freight rates could have a material adverse effect on Landstar, including its revenue and operating income.

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

In particular, the FMCSA is consistently proposing regulatory changes that affect the operation of commercial motor carriers across the United States. The FMCSA has established the Compliance Safety Accountability (CSA) motor carrier oversight program. The Company believes the intent of this program is to improve regulatory oversight of motor carriers and commercial drivers using a safety measurement system methodology that is fundamentally different from the methodology that the FMCSA has historically relied upon. Under CSA, the FMCSA monitors seven Behavior Analysis and Safety Improvement Categories, or BASICs, under which a motor carrier may be evaluated. Since the introduction of CSA in December 2010, the FMCSA has considered and implemented changes to the methodologies used to determine carrier scores within a BASIC as well as to the BASICs themselves. The FMCSA has also established threshold scores for each BASIC. In the event a motor carrier has one or more BASIC scores that exceeds the applicable threshold, the motor carrier has an increased risk of roadside inspection and/or compliance review by FMCSA. BASIC scores in excess of applicable thresholds may also adversely affect a motor carrier’s overall safety rating and/or its relationships with customers. On December 4, 2015, President Obama signed into law the Fixing America’s Surface Transportation Act, or the “FAST Act.” Among other items, the FAST Act requires the FMCSA to engage the National Research Council to conduct a study of CSA and the Safety Measurement System (SMS) utilized by the CSA program. As a result of the FAST Act, the FMCSA announced that the BASIC scores have been removed from public view and are expected to remain hidden from public view while changes to CSA are considered. In addition, FMCSA has issued a final rule that mandates the use of electronic logging devices (ELDs) in certain over-the-road commercial motor vehicles effective December 18, 2017. It is difficult to predict which and in what form CSA, the ELD mandate or any other FMCSA regulations may be implemented, modified or enforced and what impact any such regulation may have on motor carrier operations or the aggregate number of trucks that provide hauling capacity to the Company.

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

In June 2016, Landstar Ranger, Inc. received an information request from the EPA to determine the Clean Air Act compliance status of Landstar Ranger, Inc. with respect to the Truck and Bus Regulation and the Drayage Truck Regulation in the state of California. Landstar Ranger, Inc. is working with the EPA to comply with this request. The timing and outcome of the review by the EPA and any subsequent action by the EPA, if any, cannot be predicted. The Company may incur significant legal and other professional fees in connection with the EPA’s review. If the Company is found to be in noncompliance with CARB regulations, the EPA and CARB may seek to impose significant fines and penalties, or injunctive relief, on the Company. Further, the Company reorganized its entire fleet of van trailing equipment to maintain CARB-compliant trailer operations. Moreover, no assurances can be given with respect to the extent BCO Independent Contractors will choose to become CARB-compliant by purchasing a new or used CARB-compliant tractor, replacing the engine in their existing tractor with a CARB-compliant engine or performing an exhaust retrofit of their existing tractor by installing a particulate matter filter. Accordingly, many of the Company’s BCO Independent Contractors may choose not to haul loads that would require travel within California, which could affect the ability of the Company to service customer freight needs for freight originating from, delivering to or traveling through California. Furthermore, increased regulation of tractor or trailing equipment specifications, including emissions created by diesel engines, could create substantial costs for the Company’s third party capacity providers and, in turn, increase the cost of purchased transportation to the Company. An increase in the costs to purchase, lease or maintain tractor or trailing equipment or in purchased transportation cost caused by existing or new regulations without a corresponding increase in price to the customer could adversely affect Landstar, including its results of operations and financial condition.

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

Dependence on key vendors. As described above under “Dependence on third party insurance companies” and “Disruptions or failures in the Company’s computer systems; cyber and other information security incidents,” the Company is dependent on certain vendors, including third party insurance companies, third party data center providers, third party information technology application providers and third party payment disbursement providers. Any inability to negotiate satisfactory terms with one of these key vendors or any other significant disruption to or termination of a relationship with one of these key vendors could disrupt the Company’s operations and impose significant costs on the Company.

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

The Company owns or leases various properties in the U.S. for the Company’s operations and administrative staff that support its independent commission sales agents, BCO Independent Contractors and other third party capacity providers. The transportation logistics segment’s primary facilities are located in Jacksonville, Florida and Rockford, Illinois. In addition, the Company’s corporate headquarters are located in Jacksonville, Florida. The Company also maintains a key freight staging and transload facility in Laredo, Texas. The Jacksonville, Florida, Rockford, Illinois and Laredo, Texas facilities are owned by the Company. Management believes that Landstar’s owned and leased properties are adequate for its current needs and that leased properties can be retained or replaced at an acceptable cost.

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

	2016 Market Price		2015 Market Price		Dividends Declared
Fiscal Period	High	Low	High	Low	2016	2015	2014
First Quarter	$67.61	$53.03	$74.88	$63.11	$0.08	$0.07	$0.06
Second Quarter	68.36	62.38	69.12	60.51	0.08	0.07	0.06
Third Quarter	72.97	64.82	73.60	63.71	0.09	0.08	0.07
Fourth Quarter	90.80	65.05	67.44	53.99	0.09	0.08	1.07

The reported last sale price per share of the Common Stock as reported on the NASDAQ Global Select Market on January 27, 2017 was $84.35 per share. As of such date, Landstar had 41,839,818 shares of Common Stock outstanding and had 87 stockholders of record of its Common Stock. However, the Company estimates that it has a significantly greater number of stockholders because a substantial number of the Company’s shares are held by brokers or dealers for their customers in street name.

Purchases of Equity Securities by the Company

The Company did not purchase any shares of its Common Stock during the period from September 25, 2016 to December 31, 2016, the Company’s fourth fiscal quarter.

On May 19, 2015, the Landstar System, Inc. Board of Directors authorized the Company to increase the number of shares of the Company’s Common Stock that the Company is authorized to purchase from time to time in the open market and in privately negotiated transactions under a previously announced purchase program to 3,000,000 shares. As of December 31, 2016, the Company has authorization to purchase 1,036,125 shares of its Common Stock under this program. No specific expiration date has been assigned to the May 19, 2015 authorization.

Dividends

During fiscal year 2016, Landstar paid dividends as follows:

Dividend Amount per Share	Declaration Date	Record Date	Payment Date
$0.08	January 26, 2016	February 15, 2016	March 11, 2016
$0.08	April 19, 2016	May 5, 2016	May 27, 2016
$0.09	July 19, 2016	August 8, 2016	August 26, 2016
$0.09	October 18, 2016	November 8, 2016	December 2, 2016

On January 30, 2017, the Company announced the declaration of a quarterly dividend of $0.09 per share payable on March 17, 2017, to stockholders of record on February 20, 2017. It is currently the intention of the Board of Directors to pay a quarterly dividend going forward.

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

Equity Compensation Plan Information

The Company maintains a stock compensation plan for members of its Board of Directors and two employee equity incentive plans. The following table presents information related to securities authorized for issuance under these plans at December 31, 2016:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted-average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Security Holders	372,561	$48.24	4,187,364
Equity Compensation Plans Not Approved by Security Holders	0	0	0

Under the 2011 Equity Incentive Plan (the “2011 EIP”), the issuance of (i) a non-vested share of Landstar Common Stock issued in the form of restricted stock and (ii) a share of Landstar Common Stock issued upon the vesting of a previously granted restricted stock unit each counts as the issuance of two securities against the number of securities available for future issuance. Included in the number of securities remaining available for future issuance under equity compensation plans were 86,572 shares of Common Stock reserved for issuance under the 2013 Directors’ Stock Compensation Plan.

Financial Model Shareholder Returns

The following graph illustrates the return that would have been realized, assuming reinvestment of dividends, by an investor who invested $100 in each of the Company’s Common Stock, the Standard and Poor’s 500 Stock Index and the Dow Jones Transportation Stock Index for the period commencing December 31, 2011 through December 31, 2016.

Financial Model
Shareholder Returns
200
180
160
140
120
100
80
60
40
20
-
Dollars
12/31/2011
3/31/2012
6/30/2012
9/29/2012
12/29/2012
3/30/2013
6/29/2013
9/28/2013
12/28/2013
3/29/2014
6/28/2014
9/27/2014
12/27/2014
3/28/2015
6/27/2015
9/26/2015
12/26/2015
3/26/2016
6/25/2016
9/24/2016
12/31/2016
LSTR
S&P 500
D&J 20
Transports

Item 6.	Selected Financial Data

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

SELECTED CONSOLIDATED FINANCIAL DATA

(Dollars in thousands, except per share amounts)

	Fiscal Years
Income Statement Data:	2016	2015	2014	2013	2012
Revenue	$3,167,634	$3,321,091	$3,184,790	$2,664,780	$2,770,799
Investment income	1,502	1,396	1,381	1,475	1,563
Costs and expenses:
Purchased transportation	2,415,663	2,551,343	2,461,143	2,046,927	2,130,323
Commissions to agents	264,205	270,260	250,780	211,355	218,122
Other operating costs, net of gains on asset sales/dispositions	29,702	31,618	25,771	21,568	22,582
Insurance and claims	57,280	48,754	46,280	50,438	37,289
Selling, general and administrative	143,239	149,704	150,250	131,710	138,094
Depreciation and amortization	35,796	29,102	27,575	27,667	25,213

Total costs and expenses	2,945,885	3,080,781	2,961,799	2,489,665	2,571,623

Operating income	223,251	241,706	224,372	176,590	200,739
Interest and debt expense	3,794	2,949	3,177	3,211	3,110

Income from continuing operations before income taxes	219,457	238,757	221,195	173,379	197,629
Income taxes	82,107	91,068	82,386	64,457	71,063

Income from continuing operations	137,350	147,689	138,809	108,922	126,566
Discontinued operations:
Income from discontinued operations, net of income taxes	—	—	—	4,058	3,215
Gain on sale of discontinued operations, net of income taxes	—	—	—	33,029	—

Income from discontinued operations, net of income taxes	—	—	—	37,087	3,215

Net income	$137,350	$147,689	$138,809	$146,009	$129,781

Earnings per common share:
Income from continuing operations	$3.26	$3.38	$3.09	$2.37	$2.71
Income from discontinued operations	$—	$—	$—	$0.81	$0.07
Earnings per common share	$3.26	$3.38	$3.09	$3.17	$2.78

Diluted earnings per share:
Income from continuing operations	$3.25	$3.37	$3.07	$2.36	$2.70
Income from discontinued operations	$—	$—	$—	$0.80	$0.07
Diluted earnings per share	$3.25	$3.37	$3.07	$3.16	$2.77

Dividends per common share	$0.34	$0.30	$1.26	$0.35	$0.73

Balance Sheet Data:	Dec. 31, 2016	Dec. 26, 2015	Dec. 27, 2014	Dec. 28, 2013	Dec. 29, 2012
Total assets	$1,096,591	$991,518	$1,037,616	$963,576	$871,577
Long-term debt, including current maturities	138,304	124,292	111,321	101,505	114,141
Shareholders’ equity	542,557	466,237	488,261	454,481	379,454

The information above for fiscal years 2012 and 2013 has been adjusted for the completion of the sale of Landstar Supply Chain Solutions, Inc., including its wholly owned subsidiary, Landstar Supply Chain Solutions LLC (collectively, “LSCS”), to XPO Logistics, Inc. and the treatment of LSCS as a discontinued operation effective December 28, 2013.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

        The following is a “safe harbor” statement under the Private Securities Litigation Reform Act of 1995. Statements contained in this document that are not based on historical facts are “forward-looking statements.” This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Form 10-K contain forward-looking statements, such as statements which relate to Landstar’s business objectives, plans, strategies and expectations. Terms such as “anticipates,” “believes,” “estimates,” “intention,” “expects,” “plans,” “predicts,” “may,” “should,” “could,” “will,” the negative thereof and similar expressions are intended to identify forward-looking statements. Such statements are by nature subject to uncertainties and risks, including but not limited to: an increase in the frequency or severity of accidents or other claims; unfavorable development of existing accident claims; dependence on third party insurance companies; dependence on independent commission sales agents; dependence on third party capacity providers; decreased demand for transportation services; U.S. foreign trade relationships; substantial industry competition; disruptions or failures in the Company’s computer systems; cyber and other information security incidents; dependence on key vendors; changes in fuel taxes; status of independent contractors; regulatory and legislative changes; regulations focused on diesel emissions and other air quality matters; catastrophic loss of a Company facility; intellectual property; unclaimed property; and other operational, financial or legal risks or uncertainties detailed in this and Landstar’s other SEC filings from time to time and described in Item 1A in this Form 10-K under the heading “Risk Factors.” These risks and uncertainties could cause actual results or events to differ materially from historical results or those anticipated. Investors should not place undue reliance on such forward-looking statements and the Company undertakes no obligation to publicly update or revise any forward-looking statements.

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

The transportation logistics segment provides a wide range of integrated transportation management solutions. Transportation services offered by the Company include truckload and less-than-truckload transportation, rail intermodal, air cargo, ocean cargo, expedited ground and air delivery of time-critical freight, heavy-haul/specialized, U.S.-Canada and U.S.-Mexico cross-border, project cargo and customs brokerage. Examples of the industries serviced by the transportation logistics segment include automotive products, building products, metals, chemicals, foodstuffs, heavy machinery, retail, electronics, ammunition and explosives and military equipment. In addition, the transportation logistics segment provides transportation services to other transportation companies, including third party logistics and less-than-truckload service providers. Each of the independent commission sales agents has the opportunity to market all of the services provided by the transportation logistics segment. Billings for freight transportation services are typically charged to customers on a per shipment basis for the physical transportation of freight and are referred to as transportation revenue. During fiscal year 2016, revenue generated by BCO Independent Contractors, Truck Brokerage Carriers and railroads represented approximately 47%, 46% and 3%, respectively, of the Company’s consolidated revenue. Collectively, revenue generated by air and ocean cargo carriers represented approximately 2% of the Company’s consolidated revenue during fiscal year 2016.

The insurance segment is comprised of Signature Insurance Company, a wholly owned offshore insurance subsidiary (“Signature”), and Risk Management Claim Services, Inc. This segment provides risk and claims management services to certain of Landstar’s Operating Subsidiaries. In addition, it reinsures certain risks of the Company’s BCO Independent Contractors and provides certain property and casualty insurance directly to certain of Landstar’s Operating Subsidiaries. Revenue at the insurance segment represents reinsurance premiums from third party insurance companies that provide insurance programs to BCO Independent Contractors where all or a portion of the risk is ultimately borne by Signature. Revenue at the insurance segment represented approximately 1% of the Company’s consolidated revenue for fiscal year 2016.

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

	Fiscal Years
	2016	2015	2014
Number of Million Dollar Agents	502	512	525

Average revenue generated per Million Dollar Agent	$5,831,000	$5,998,000	$5,609,000

Percent of consolidated revenue generated by Million Dollar Agents	92%	92%	92%

The change in the number of Million Dollar Agents on a year-over-year basis is influenced by many factors and is not solely the result of terminations of contractual relationships between agents and the Company, whether such terminations are initiated by the agent or the Company. Such other factors include consolidations among agencies or retirement or similar transition actions. The change in the number of Million Dollar Agents on a year-over-year basis may also be affected by agents that remain with the Company yet experienced lower year-over-year revenue that resulted in such agent moving below the Million Dollar Agent category. In general, the number of agents in the million dollar category who terminate in a given year has been 3% or less of the total number of Million Dollar Agents. The number of Landstar agents who generated between $250,000 and $999,999 of revenue increased by 13, or 4.3%, from 305 during fiscal 2015 to 318 during fiscal 2016. In addition, revenue from accounts formerly handled by terminated Million Dollar Agents is often retained by the Company as the customer may choose to transfer its account to an existing Landstar agent.

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

	Fiscal Years
	2016	2015	2014
Revenue generated through (in thousands):
Truck transportation
Truckload:
Van equipment	$1,900,406	$1,894,221	$1,814,195
Unsided/platform equipment	963,649	1,109,356	1,093,999
Less-than-truckload	74,530	80,687	80,384

Total truck transportation	2,938,585	3,084,264	2,988,578
Rail intermodal	103,721	105,347	81,220
Ocean and air cargo carriers	78,513	86,664	74,952
Other (1)	46,815	44,816	40,040

	$3,167,634	$3,321,091	$3,184,790

Revenue on loads hauled via BCO Independent Contractors included in total truck transportation	$1,488,925	$1,522,513	$1,514,254

Number of loads:
Truck transportation
Truckload:
Van equipment	1,179,183	1,102,654	1,038,517
Unsided/platform equipment	451,686	485,993	444,852
Less-than-truckload	115,521	112,363	96,541

Total truck transportation	1,746,390	1,701,010	1,579,910
Rail intermodal	48,820	45,060	31,640
Ocean and air cargo carriers	20,690	18,060	16,260

	1,815,900	1,764,130	1,627,810

Loads hauled via BCO Independent Contractors included in total truck transportation	865,430	826,600	818,480

Revenue per load:
Truck transportation
Truckload:
Van equipment	$1,612	$1,718	$1,747
Unsided/platform equipment	2,133	2,283	2,459
Less-than-truckload	645	718	833
Total truck transportation	1,683	1,813	1,892
Rail intermodal	2,125	2,338	2,567
Ocean and air cargo carriers	3,795	4,799	4,610

Revenue per load on loads hauled via BCO Independent Contractors	$1,720	$1,842	$1,850

Revenue by capacity type (as a % of total revenue):
Truck capacity providers:
BCO Independent Contractors	47%	46%	48%
Truck Brokerage Carriers	46%	47%	46%
Rail intermodal	3%	3%	3%
Ocean and air cargo carriers	2%	3%	2%
Other	1%	1%	1%

(1)	Includes primarily reinsurance premium revenue generated by the insurance segment.

Also critical to the Company’s success is its ability to secure capacity, particularly truck capacity, at rates that allow the Company to profitably transport customers’ freight. The following table summarizes the number of available truck capacity providers as of the end of the three most recent fiscal years:

	Dec. 31, 2016	Dec. 26, 2015	Dec. 27, 2014
BCO Independent Contractors	8,824	8,907	8,372
Truck Brokerage Carriers:
Approved and active(1)	31,471	29,728	26,222
Other approved	15,982	14,715	12,135

	47,453	44,443	38,357

Total available truck capacity providers	56,277	53,350	46,729

Trucks provided by BCO Independent Contractors	9,439	9,500	8,932

(1)	Active refers to Truck Brokerage Carriers who moved at least one load in the 180 days immediately preceding the fiscal year end.

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

Purchased transportation represents the amount a BCO Independent Contractor or other third party capacity provider is paid to haul freight. The amount of purchased transportation paid to a BCO Independent Contractor is primarily based on a contractually agreed-upon percentage of revenue generated by loads hauled by the BCO Independent Contractor. Purchased transportation paid to a Truck Brokerage Carrier is based on either a negotiated rate for each load hauled or, to a lesser extent, a contractually agreed-upon fixed rate per load. Purchased transportation paid to railroads is based on either a negotiated rate for each load hauled or a contractually agreed-upon fixed rate per load. Purchased transportation paid to air cargo carriers is generally based on a negotiated rate for each load hauled and purchased transportation paid to ocean cargo carriers is generally based on contractually agreed-upon fixed rates. Purchased transportation as a percentage of revenue for truck brokerage, rail intermodal and ocean cargo services is normally higher than that of BCO Independent Contractor and air cargo services. Purchased transportation is the largest component of costs and expenses and, on a consolidated basis, increases or decreases as a percentage of consolidated revenue in proportion to changes in the percentage of consolidated revenue generated through BCO Independent Contractors and other third party capacity providers and external revenue from the insurance segment, consisting of reinsurance premiums. Purchased transportation as a percent of revenue also increases or decreases in relation to the availability of truck brokerage capacity and with changes in the price of fuel on revenue generated by Truck Brokerage Carriers. The Company passes 100% of fuel surcharges billed to customers for freight hauled by BCO Independent Contractors to its BCO Independent Contractors. These fuel surcharges are excluded from revenue and the cost of purchased transportation. Purchased transportation costs are recognized upon the completion of freight delivery.

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

In general, gross profit margin on revenue generated by BCO Independent Contractors represents a fixed percentage of revenue due to the nature of the contracts that pay a fixed percentage of revenue to both the BCO Independent Contractors and independent commission sales agents. For revenue generated by Truck Brokerage Carriers, gross profit margin is either fixed or variable as a percent of revenue, depending on the contract with each individual independent commission sales agent. Under certain contracts with independent commission sales agents, the Company retains a fixed percentage of revenue and the agent retains the amount remaining less the cost of purchased transportation (the “retention contracts”). Gross profit margin on revenue generated by railroads, air cargo carriers, ocean cargo carriers and Truck Brokerage Carriers, other than those under retention contracts, is variable in nature as the Company’s contracts with independent commission sales agents provide commissions to agents at a contractually agreed upon percentage of net revenue for these types of loads. Approximately 55% of the Company’s consolidated revenue in fiscal year 2016 was generated under contracts that have a fixed gross profit margin while 45% was under contracts that have a variable gross profit margin.

Maintenance costs for Company-provided trailing equipment and BCO Independent Contractor recruiting and qualification costs are the largest components of other operating costs. Also included in other operating costs are trailer rental costs, the provision for uncollectible advances and other receivables due from BCO Independent Contractors and independent commission sales agents and gains/losses, if any, on sales of Company-owned trailing equipment.

With respect to insurance and claims cost, potential liability associated with accidents in the trucking industry is severe and occurrences are unpredictable. For commercial trucking claims, Landstar retains liability up to $5,000,000 per occurrence. In addition, for commercial trucking claims incurred on or after May 1, 2016 through April 30, 2017, the Company retains liability up to an additional $700,000 in the aggregate on any claims exceeding its $5,000,000 per occurrence self-insured retention. The Company also retains liability of up to $1,000,000 for each general liability claim, up to $250,000 for each workers’ compensation claim and up to $250,000 for each cargo claim. The Company’s exposure to liability associated with accidents incurred by Truck Brokerage Carriers, railroads and air and ocean cargo carriers who transport freight on behalf of the Company is reduced by various factors including the extent to which such carriers maintain their own insurance coverage. A material increase in the frequency or severity of accidents, cargo claims or workers’ compensation claims or the material unfavorable development of existing claims could have a material adverse effect on Landstar’s cost of insurance and claims and its results of operations.

During the 2016 fiscal year, employee compensation and benefits accounted for approximately sixty-five percent of the Company’s selling, general and administrative costs.

Depreciation and amortization primarily relate to depreciation of trailing equipment and information technology hardware and software.

The following table sets forth the percentage relationship of purchased transportation and commissions to agents, both being direct costs, to revenue and indirect costs as a percentage of gross profit for the periods indicated:

	Fiscal Years
	2016	2015	2014
Revenue	100.0%	100.0%	100.0%

Purchased transportation	76.3	76.8	77.3
Commissions to agents	8.3	8.1	7.9

Gross profit margin	15.4%	15.0%	14.8%

Gross profit	100.0%	100.0%	100.0%
Investment income	0.3	0.3	0.3
Indirect costs and expenses:
Other operating costs, net of gains on asset sales/dispositions	6.1	6.3	5.4
Insurance and claims	11.7	9.8	9.8
Selling, general and administrative	29.4	30.0	31.8
Depreciation and amortization	7.3	5.8	5.8

Total costs and expenses	54.5	51.9	52.8

Operating margin	45.8%	48.4%	47.4%

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

Fiscal Year Ended December 31, 2016 Compared to Fiscal Year Ended December 26, 2015

Revenue for fiscal year 2016 was $3,167,634,000, a decrease of $153,457,000, or 5%, compared to fiscal year 2015. Transportation revenue decreased $155,467,000, or 5%. The decrease in transportation revenue was attributable to decreased revenue per load of approximately 7%, while the number of loads hauled in fiscal year 2016 increased approximately 3% compared to fiscal year 2015. Reinsurance premiums were $46,424,000 and $44,414,000 for fiscal years 2016 and 2015, respectively. The increase in revenue from reinsurance premiums was primarily attributable to the increase in the average number of BCO Independent Contractors in fiscal year 2016. The Company’s fiscal year ends each year on the last Saturday in December and, as such, the Company’s fiscal year 2016 included fifty three weeks of operations whereas fiscal year 2015 included fifty two.

Truck transportation revenue generated by BCO Independent Contractors and Truck Brokerage Carriers (together, the “third party truck capacity providers”) for fiscal year 2016, was $2,938,585,000, or 93% of total revenue, a decrease of $145,679,000, or 5%, compared to fiscal year 2015. Revenue per load on loads hauled by third party truck capacity providers decreased approximately 7% in fiscal year 2016 compared to fiscal year 2015, while the number of loads hauled increased approximately 3% compared to fiscal year 2015. The decrease in revenue per load on loads hauled via truck was primarily attributable to a somewhat softer freight environment as compared to fiscal year 2015, which resulted in more readily available truck capacity, and the impact of lower diesel fuel costs on loads hauled via Truck Brokerage Carriers. The increase in the number of loads hauled via truck compared to fiscal year 2015 was due to an increase in demand for the Company’s drop and hook services using the Company’s van trailers, the effect of the extra operating week during fiscal year 2016, which contributed approximately 20,000 incremental truckloads, and increased market share from new agents. The number of loads hauled via van equipment increased 7%, while the number of loads hauled via unsided/platform equipment decreased 7% in fiscal year 2016 compared to fiscal year 2015. Demand for van transportation services utilizing Company provided van trailers, primarily relating to drop and hook services, drove the growth in the number of loads hauled via van trailing equipment during fiscal year 2016. The decrease in the number of loads hauled via unsided/platform equipment was entirely attributable to the impact of approximately 51,000 loads hauled in fiscal year 2015 related to a significant project for a single account in the automotive industry. The project was completed at the end of 2015. Excluding the impact of the loads related to this project hauled during fiscal year 2015, the number of loads hauled via unsided/platform equipment increased 4% during fiscal year 2016. Fuel surcharges billed to customers on revenue generated by BCO Independent Contractors are excluded from revenue. Fuel surcharges on Truck Brokerage Carrier revenue identified separately in billings to customers and included as a component of Truck Brokerage Carrier revenue were $56,408,000 and $84,266,000 in fiscal years 2016 and 2015, respectively. It should be noted that many customers of truck brokerage services require a single all-in rate that does not separately identify fuel surcharge. Accordingly, the overall impact of changes in fuel prices on revenue and revenue per load on loads hauled via truck is likely greater than that indicated.

Transportation revenue generated by rail intermodal, air cargo and ocean cargo carriers (collectively, the “multimode capacity providers”) for fiscal year 2016, was $182,234,000, or 6% of total revenue, a decrease of $9,777,000, or 5%, compared to fiscal year 2015. The number of loads hauled by multimode capacity providers in fiscal year 2016 increased approximately 10% compared to fiscal year 2015, while revenue per load on revenue generated by multimode capacity providers decreased approximately 14% over the same period. The increase in loads hauled by multimode capacity providers was primarily due to increased rail intermodal loads, mostly attributable to increased loadings at one specific agency, and a 15% increase in loads hauled by air and ocean cargo carriers. The 15% increase in loads hauled by air and ocean cargo carriers was broad-based across many customers. Revenue per load on loads hauled by multimode capacity providers decreased for all modes, primarily due to softness in the U.S. and global economies. Also, revenue per load on revenue generated by multimode capacity providers is influenced by many factors, including revenue mix among the various modes of transportation used, length of haul, complexity of freight, density of freight lanes, fuel costs and availability of capacity.

Purchased transportation was 76.3% and 76.8% of revenue in fiscal years 2016 and 2015, respectively. The decrease in purchased transportation as a percentage of revenue was primarily due to a decreased rate of purchased transportation paid to Truck Brokerage Carriers, primarily due to the impact of lower diesel fuel costs and more readily available capacity, and an increase in the percentage of revenue contributed by BCO Independent Contractors, which typically has a lower rate of purchased transportation than revenue generated by Truck Brokerage Carriers. Commissions to agents were 8.3% and 8.1% of revenue in fiscal years 2016 and 2015, respectively. The increase in commissions to agents as a percentage of revenue was primarily attributable to an increased net revenue margin on revenue generated by Truck Brokerage Carriers.

Investment income was $1,502,000 and $1,396,000 in fiscal years 2016 and 2015, respectively.

Other operating costs decreased $1,916,000 in fiscal year 2016 compared to fiscal year 2015 and represented 6.1% of gross profit in fiscal year 2016 compared to 6.3% in fiscal year 2015. The decrease in other operating costs compared to the prior year was primarily due to increased gains on sales of used trailing equipment and decreased trailing equipment rental costs, partially offset by an increased provision for contractor bad debt and increased trailing equipment maintenance costs, as the Company increased its number of owned trailers in response to customer demand. The decrease in other operating costs as a percentage of gross profit was caused by the decrease in other operating costs, partially offset by the effect of decreased gross profit.

Insurance and claims increased $8,526,000 in fiscal year 2016 compared to fiscal year 2015 and represented 11.7% of gross profit in fiscal year 2016 compared to 9.8% in fiscal year 2015. The increase in insurance and claims compared to prior year was due to increased severity of current year claims in fiscal year 2016 and increased insurance premiums on the Company’s commercial trucking liability coverage, partially offset by decreased net unfavorable development of prior years’ claims in fiscal year 2016 as unfavorable development of prior years’ claims was $1,079,000 and $4,852,000 in fiscal year 2016 and 2015, respectively. The increase in insurance and claims as a percentage of gross profit was caused by the increase in insurance and claims costs and the effect of decreased gross profit.

Selling, general and administrative costs decreased $6,465,000 in fiscal year 2016 compared to fiscal year 2015 and represented 29.4% of gross profit in fiscal year 2016 compared to 30.0% of gross profit in fiscal year 2015. The decrease in selling, general and administrative costs compared to prior year was attributable to a decreased provision for bonuses under the Company’s incentive compensation plan, decreased stock-based compensation expense and a decreased provision for customer bad debt in fiscal year 2016, partially offset by increased costs during fiscal year 2016 associated with the Company’s multi-year project designed to enhance the Company’s information systems. The decrease in selling, general and administrative costs as a percentage of gross profit was due primarily to the decrease in selling, general and administrative costs, partially offset by the effect of decreased gross profit.

Depreciation and amortization increased $6,694,000 in fiscal year 2016 compared to fiscal year 2015 and represented 7.3% of gross profit in fiscal year 2016 compared to 5.8% of gross profit in fiscal year 2015. The increase in depreciation and amortization costs was due to depreciation on new trailing equipment as the Company increased its number of owned trailers in response to increased customer demand for the Company’s drop and hook services using Company-owned van trailers and a lower average age of the fleet during the 2016 period. The increase in depreciation and amortization as a percentage of gross profit was primarily due to the increased depreciation costs and the effect of decreased gross profit.

Interest and debt expense in fiscal year 2016 was $845,000 higher than fiscal year 2015. The increase in interest and debt expense was primarily due to increased interest related to capital lease obligations as the Company increased its number of owned trailers in response to customer demand.

The provisions for income taxes for both fiscal years 2016 and 2015 were based on estimated annual effective income tax rates of 38.2% adjusted for discrete events, such as benefits resulting from disqualifying dispositions of the Company’s Common Stock by employees who obtained the stock through exercises of incentive stock options. The effective income tax rate for fiscal years 2016 and 2015 were 37.4% and 38.1%, respectively, which was higher than the statutory federal income tax rate primarily as a result of state taxes, the meals and entertainment exclusion and non-deductible stock-based compensation. The decrease in the effective income tax rate compared to prior year is primarily attributable to benefits related to certain tax matters recognized in the 2016 period.

Net income was $137,350,000, or $3.26 per common share ($3.25 per diluted share), in fiscal year 2016. Net income was $147,689,000, or $3.38 per common share ($3.37 per diluted share), in fiscal year 2015.

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

Truck transportation revenue hauled by third party truck capacity providers for fiscal year 2015, was $3,084,264,000, or 93% of total revenue, an increase of $95,686,000, or 3%, compared to fiscal year 2014. The number of loads hauled by third party truck capacity providers in fiscal year 2015 increased approximately 8% compared to fiscal year 2014, while revenue per load decreased approximately 4% compared to fiscal year 2014. The increase in the number of loads hauled via truck compared to fiscal year 2014 was due to an increase in demand for the Company’s drop and hook services using the Company’s van trailers, an increase in loads hauled via unsided/platform equipment, driven by demand from one shipper for a specific project in the automotive sector and increased market share from new agents. The decrease in revenue per load on loads hauled via truck was primarily attributable to the impact of lower diesel fuel costs on loads hauled via Truck Brokerage Carriers and a decrease in the number of loads hauled via heavy specialized equipment as a percentage of total truck loads, which typically have a higher revenue per load. The number of loads hauled via van equipment increased 6% while revenue per load on loads hauled via van equipment decreased 2% compared to fiscal year 2014. Demand for Landstar’s van transportation services was broad-based across many customers and geographic regions, with particular strength for drop and hook services. The decrease in van revenue per load was primarily due to the impact of lower diesel fuel costs on loads hauled via Truck Brokerage Carriers. The number of loads hauled via unsided/platform equipment increased 9% while revenue per load on loads hauled via unsided/platform equipment decreased 7% compared to fiscal year 2014. The increase in the number of loads hauled via unsided/platform equipment was driven by one shipper for a specific project in the automotive sector during fiscal year 2015. The decrease in unsided/platform revenue per load of 7% was due to a decreased average length of haul in fiscal year 2015, primarily driven by increased loadings from a project for an existing automotive customer, which had a comparatively lower average length of haul, a decrease in the percentage of unsided/platform revenue contributed by heavy specialized equipment, which tends to have a higher revenue per load and the impact of lower diesel fuel costs on loads hauled via Truck Brokerage Carriers. The increase in the number of LTL loads of 16% compared to fiscal year 2014 was primarily due to increased loadings at one specific customer and increased market share as more of the Company’s independent commission agents participate in this service offering. The decrease in LTL revenue per load of 14% compared to fiscal year 2014 was primarily due to increased loadings at one specific customer, which had a comparatively low revenue per load. Fuel surcharges on Truck Brokerage Carrier revenue identified separately in billings to customers and included as a component of Truck Brokerage Carrier revenue were $84,266,000 and $121,656,000 in fiscal years 2015 and 2014, respectively. Not all customers require separately identified fuel surcharges and, therefore, the fuel surcharges separately identified do not necessarily represent the overall impact of changes in fuel prices on Truck Brokerage Carrier revenue and revenue per load. Fuel surcharges billed to customers on revenue hauled by BCO Independent Contractors are excluded from revenue.

Transportation revenue hauled by multimode capacity providers for fiscal year 2015, was $192,011,000, or 6% of total revenue, an increase of $35,839,000, or 23%, compared to fiscal year 2014. The number of loads hauled by multimode capacity providers in fiscal year 2015 increased approximately 32% compared to fiscal year 2014, while revenue per load on revenue hauled by multimode capacity providers decreased approximately 7% over the same period. The increase in loads hauled by multimode capacity providers was primarily due to increased rail intermodal loads. The decrease in revenue per load on revenue hauled by multimode capacity providers was primarily due to decreased revenue per load on rail intermodal loads and an increase in rail intermodal loads as a percentage of multimode loads, as rail intermodal loads generally generate a lower revenue per load compared to loads hauled by ocean or air carriers. Also, revenue per load on revenue hauled by multimode capacity providers is influenced by many factors, including revenue mix among the various modes of transportation used, length of haul, complexity of freight, density of freight lanes, fuel costs and availability of capacity.

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

Capital Resources and Liquidity

Working capital and the ratio of current assets to current liabilities were $357,096,000 and 1.9 to 1, respectively, at December 31, 2016, compared with $286,581,000 and 1.8 to 1, respectively, at December 26, 2015, and $315,281,000 and 1.8 to 1, respectively, at December 27, 2014. Landstar has historically operated with current ratios within the range of 1.5 to 1 to 2.0 to 1. Cash provided by operating activities was $190,242,000, $216,022,000, and $101,869,000 in fiscal years 2016, 2015 and 2014, respectively. The decrease in cash flow provided by operating activities for fiscal year 2016 was primarily attributable to the reduction in net income and the timing of collections of trade receivables. The increase in cash flow provided by operating activities for fiscal year 2015 compared to fiscal year 2014 was primarily attributable to the timing of collections of trade receivables.

The Company declared and paid $0.34 per share, or $14,332,000 in the aggregate, in cash dividends during fiscal year 2016. The Company declared and paid $0.30 per share, or $13,088,000 in the aggregate, in cash dividends during fiscal year 2015 and, during such period, also paid $44,794,000 of dividends payable which were declared during fiscal year 2014 and included in current liabilities in the consolidated balance sheet at December 27, 2014. The Company declared and paid $0.26 per share, or $11,685,000 in the aggregate, in cash dividends during fiscal year 2014 and, during such period, also paid $15,921,000 of dividends payable which were declared during fiscal year 2013 and included in current liabilities in the consolidated balance sheet at December 28, 2013. During fiscal year 2016, the Company purchased 773,281 shares of its Common Stock at a total cost of $50,516,000. During fiscal year 2015 and 2014, the Company purchased 2,497,748 and 939,872 shares of its Common Stock at a total cost of $161,152,000 and $56,393,000, respectively. The Company has used cash provided by operating activities to fund the purchases. Since January 1997, the Company has purchased approximately $1,379,000,000 of its Common Stock under programs authorized by the Board of Directors of the Company in open market and private block transactions. As of December 31, 2016, the Company may purchase up to an additional 1,036,125 shares of its Common Stock under its authorized stock purchase program. Long-term debt, including current maturities, was $138,304,000 at December 31, 2016, compared to $124,292,000 at December 26, 2015 and $111,321,000 at December 27, 2014.

Shareholders’ equity was $542,557,000, or 80% of total capitalization (defined as long-term debt including current maturities plus equity), at December 31, 2016, compared to $466,237,000, or 79% of total capitalization, at December 26, 2015 and $488,261,000, or 81% of total capitalization, at December 27, 2014. The increase in equity in fiscal year 2016 compared to fiscal year 2015 was primarily a result of net income, partially offset by the purchase of shares of the Company’s Common Stock and dividends declared by the Company in fiscal year 2016. The decrease in equity in fiscal year 2015 compared to fiscal year 2014 was primarily a result of the purchases of shares of the Company’s Common Stock and dividends declared by the Company in fiscal year 2015, partially offset by net income.

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

The Credit Agreement contains a number of covenants that limit, among other things, the incurrence of additional indebtedness. The Company is required to, among other things, maintain a minimum Fixed Charge Coverage Ratio, as defined in the Credit Agreement, and maintain a Leverage Ratio, as defined in the Credit Agreement, below a specified maximum. The Credit Agreement provides for a restriction on cash dividends and other distributions to stockholders on the Company’s capital stock to the extent there is a default under the Credit Agreement. In addition, the Credit Agreement under certain circumstances limits the amount of such cash dividends and other distributions to stockholders to the extent that, after giving effect to any payment made to effect such cash dividend or other distribution, the Leverage Ratio would exceed 2.5 to 1 on a pro forma basis as of the end of the Company’s most recently completed fiscal quarter. The Credit Agreement provides for an event of default in the event that, among other things, a person or group acquires 35% or more of the outstanding capital stock of the Company or obtains power to elect a majority of the Company’s directors or directors cease to consist of a majority of Continuing Directors, as defined in the Credit Agreement. None of these covenants are presently considered by management to be materially restrictive to the Company’s operations, capital resources or liquidity. The Company is currently in compliance with all of the debt covenants under the Credit Agreement.

At December 31, 2016, the Company had no borrowings outstanding and $35,599,000 of letters of credit outstanding under the Credit Agreement. At December 31, 2016, there was $214,401,000 available for future borrowings under the Credit Agreement. In addition, the Company has $61,110,000 in letters of credit outstanding as collateral for insurance claims that are secured by investments totaling $67,900,000 at December 31, 2016. Investments, all of which are carried at fair value, include primarily investment-grade bonds and U.S. Treasury obligations having maturities of up to five years. Fair value of investments is based primarily on quoted market prices. See Notes to Consolidated Financial Statements included herein for further discussion on measurement of fair value of investments.

Historically, the Company has generated sufficient operating cash flow to meet its debt service requirements, fund continued growth, both organic and through acquisitions, complete or execute share purchases of its Common Stock under authorized share purchase programs, pay dividends and meet working capital needs. As an asset-light provider of integrated transportation management solutions, the Company’s annual capital requirements for operating property are generally for trailing equipment and information technology hardware and software. In addition, a significant portion of the trailing equipment used by the Company is provided by third party capacity providers, thereby reducing the Company’s capital requirements. During fiscal years 2016, 2015 and 2014, Landstar acquired $61,504,000, $49,491,000 and $47,232,000, respectively, of trailing equipment by entering into capital leases. During fiscal years 2016, 2015 and 2014, the Company also purchased $22,645,000, $4,804,000 and $10,539,000, respectively, of operating property. Included in the $22,645,000 of purchases of operating property during fiscal year 2016 is $17,237,000 related to a new freight staging and transload facility in Laredo, Texas. Landstar also acquired $5,298,000 of operating property relating to the development of the Laredo property for which the Company accrued a corresponding liability in accounts payable as of December 31, 2016. Landstar anticipates acquiring either by purchase or lease financing approximately $43,000,000 in operating property in fiscal year 2017, consisting primarily of new trailing equipment to replace older trailing equipment and information technology equipment.

Management believes that cash flow from operations combined with the Company’s borrowing capacity under the Credit Agreement will be adequate to meet Landstar’s debt service requirements, fund continued growth, both internal and through acquisitions, pay dividends, complete the authorized share purchase program and meet working capital needs.

Contractual Obligations and Commitments

At December 31, 2016, the Company’s obligations and commitments to make future payments under contracts, such as debt and lease agreements, were as follows (in thousands):

Contractual Obligation	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Capital lease obligations	$144,571	$47,860	$67,085	$29,626	$—
Operating lease obligations	1,551	634	547	106	264
Purchase obligations	18,053	16,012	1,773	268	—

	$164,175	$64,506	$69,405	$30,000	$264

Capital lease obligations above include $6,267,000 of imputed interest. Purchase obligations at December 31, 2016 are primarily commitments for trailing equipment additions during fiscal 2017. At December 31, 2016, the Company has gross unrecognized tax benefits of $2,635,000. This amount is excluded from the table above as the Company cannot reasonably estimate the period of cash settlement with the respective taxing authorities. At December 31, 2016, the Company has insurance claims liabilities of $53,004,000.

This amount is excluded from the table above as the Company cannot reasonably estimate the period of cash settlement on these liabilities. The short-term portion of the insurance claims liability is reported on the consolidated balance sheets primarily on an actuarially determined basis.

Off-Balance Sheet Arrangements

As of December 31, 2016, the Company had no off-balance sheet arrangements, other than operating leases as disclosed in the table of Contractual Obligations and Commitments above, that have or are reasonably likely to have a current or future material effect on the Company’s financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Critical Accounting Policies and Estimates

The allowance for doubtful accounts for both trade and other receivables represents management’s estimate of the amount of outstanding receivables that will not be collected. Historically, management’s estimates for uncollectible receivables have been materially correct. Although management believes the amount of the allowance for both trade and other receivables at December 31, 2016 is appropriate, a prolonged period of low or no economic growth may adversely affect the collection of these receivables. In addition, liquidity concerns and/or unanticipated bankruptcy proceedings at any of the Company’s larger customers in which the Company is carrying a significant receivable could result in an increase in the provision for uncollectible receivables and have a significant impact on the Company’s results of operations in a given quarter or year. However, it is not expected that an uncollectible accounts receivable resulting from an individual customer would have a significant impact on the Company’s financial condition. Conversely, a more robust economic environment or the recovery of a previously provided for uncollectible receivable from an individual customer may result in the realization of some portion of the estimated uncollectible receivables.

Landstar provides for the estimated costs of self-insured claims primarily on an actuarial basis. The amount recorded for the estimated liability for claims incurred is based upon the facts and circumstances known on the applicable balance sheet date. The ultimate resolution of these claims may be for an amount greater or less than the amount estimated by management. The Company continually revises its existing claim estimates as new or revised information becomes available on the status of each claim. Historically, the Company has experienced both favorable and unfavorable development of prior years’ claims estimates. During fiscal years 2016, 2015 and 2014, insurance and claims costs included $1,079,000, $4,852,000 and $6,664,000 of net unfavorable adjustments to prior years’ claims estimates, respectively. The unfavorable development of prior years’ claims in the 2015 fiscal year primarily related to a single claim for which the Company incurred a pre-tax charge of $4,500,000. The majority of the unfavorable development of prior years’ claims in the 2014 fiscal year related to three claims. It is reasonably likely that the ultimate outcome of settling all outstanding claims will be more or less than the estimated claims reserve at December 31, 2016.

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

On June 2, 2016, Landstar entered into a credit agreement with a syndicate of banks and JPMorgan Chase Bank, N.A., as administrative agent (the “Credit Agreement”). The Credit Agreement, which matures on June 2, 2021, provides $250,000,000 of borrowing capacity in the form of a revolving credit facility, $50,000,000 of which may be utilized in the form of letter of credit guarantees. The Credit Agreement includes an “accordion” feature providing for a possible increase up to aggregate borrowing amount of $400,000,000.

Depending upon the specific type of borrowing, borrowings under the Credit Agreement bear interest based on either (a) the prime rate, (b) the Federal Reserve Bank of New York rate plus 0.5% or (c) the London Interbank Offered Rate, plus 1.25%. As of both December 31, 2016 and December 26, 2015 and during all of fiscal years 2016 and 2015, the Company had no borrowings outstanding under the Credit Agreement.

Long-term investments, all of which are available-for-sale and are carried at fair value, include primarily investment-grade bonds and U.S. Treasury obligations having maturities of up to five years. Assuming that the long-term portion of investments remains at $42,859,000, the balance at December 31, 2016, a hypothetical increase or decrease in interest rates of 100 basis points would not have a material impact on future earnings on an annualized basis. Short-term investments consist of short-term investment-grade instruments and the current maturities of investment-grade corporate bonds and U.S. Treasury obligations. Accordingly, any future interest rate risk on these short-term investments would not be material to the Company’s operating results.

Assets and liabilities of the Company’s Canadian operation are translated from their functional currency to U.S. dollars using exchange rates in effect at the balance sheet date and revenue and expense accounts are translated at average monthly exchange rates during the period. Adjustments resulting from the translation process are included in accumulated other comprehensive income. Transactional gains and losses arising from receivable and payable balances, including intercompany balances, in the normal course of business that are denominated in a currency other than the functional currency of the operation are recorded in the statements of income when they occur. The assets held at the Company’s Canadian subsidiary at December 31, 2016 were, as translated to U.S. dollars, approximately 2% of total consolidated assets. Accordingly, any translation gain or loss related to the Canadian operation would not be material.

Item 8.	Financial Statements and Supplementary Data

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

	Dec. 31, 2016	Dec. 26, 2015
ASSETS
Current Assets
Cash and cash equivalents	$178,897	$114,520
Short-term investments	66,560	48,823
Trade accounts receivable, less allowance of $5,161 and $4,327	463,102	462,699
Other receivables, including advances to independent contractors, less allowance of $5,523 and $4,143	18,567	18,472
Other current assets	10,281	11,604

Total current assets	737,407	656,118

Operating property, less accumulated depreciation and amortization of $190,374 and $182,591	272,843	225,927
Goodwill	31,134	31,134
Other assets	55,207	78,339

Total assets	$1,096,591	$991,518

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Cash overdraft	$36,251	$35,609
Accounts payable	219,409	223,709
Current maturities of long-term debt	45,047	42,499
Insurance claims	26,121	19,757
Other current liabilities	53,483	47,963

Total current liabilities	380,311	369,537

Long-term debt, excluding current maturities	93,257	81,793
Insurance claims	26,883	21,477
Deferred income taxes and other noncurrent liabilities	53,583	52,474

Shareholders’ Equity
Common stock, $0.01 par value, authorized 160,000,000 shares, issued 67,585,675 and 67,391,616 shares	676	674
Additional paid-in capital	199,414	195,841
Retained earnings	1,512,993	1,389,975
Cost of 25,747,541 and 24,972,079 shares of common stock in treasury	(1,167,437)	(1,116,765)
Accumulated other comprehensive loss	(3,089)	(3,488)

Total shareholders’ equity	542,557	466,237

Total liabilities and shareholders’ equity	$1,096,591	$991,518

See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share amounts)

	Fiscal Years Ended
	Dec. 31, 2016	Dec. 26, 2015	Dec. 27, 2014
Revenue	$3,167,634	$3,321,091	$3,184,790
Investment income	1,502	1,396	1,381
Costs and expenses:
Purchased transportation	2,415,663	2,551,343	2,461,143
Commissions to agents	264,205	270,260	250,780
Other operating costs, net of gains on asset sales/dispositions	29,702	31,618	25,771
Insurance and claims	57,280	48,754	46,280
Selling, general and administrative	143,239	149,704	150,250
Depreciation and amortization	35,796	29,102	27,575

Total costs and expenses	2,945,885	3,080,781	2,961,799

Operating income	223,251	241,706	224,372
Interest and debt expense	3,794	2,949	3,177

Income before income taxes	219,457	238,757	221,195
Income taxes	82,107	91,068	82,386

Net income	$137,350	$147,689	$138,809

Earnings per common share	$3.26	$3.38	$3.09
Diluted earnings per share	$3.25	$3.37	$3.07

Average number of shares outstanding:
Earnings per common share	42,112,000	43,664,000	44,956,000

Diluted earnings per share	42,236,000	43,813,000	45,169,000

Dividends per common share	$0.34	$0.30	$1.26

See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

	Fiscal Years Ended
	Dec. 31, 2016	Dec. 26, 2015	Dec. 27, 2014
Net income	$137,350	$147,689	$138,809
Other comprehensive income (loss):
Unrealized holding gains (losses) on available-for-sale investments, net of tax (expense) benefit of ($13), $109 and $76	23	(199)	(139)
Foreign currency translation gains (losses)	376	(2,104)	(1,034)

Other comprehensive income (loss)	399	(2,303)	(1,173)

Comprehensive income	$137,749	$145,386	$137,636

See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Fiscal Years Ended
	Dec. 31, 2016	Dec. 26, 2015	Dec. 27, 2014
OPERATING ACTIVITIES
Net income	$137,350	$147,689	$138,809
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of operating property	35,796	29,102	27,575
Non-cash interest charges	238	218	218
Provisions for losses on trade and other accounts receivable	5,735	5,890	5,315
Gains on sales/disposals of operating property	(3,477)	(216)	(2,143)
Deferred income taxes, net	6,328	6,792	5,434
Stock-based compensation	2,747	6,925	6,797
Changes in operating assets and liabilities:
(Increase) decrease in trade and other accounts receivable	(6,233)	20,713	(60,454)
Decrease (increase) in other assets	9,298	(1,177)	(9,046)
(Decrease) increase in accounts payable	(9,598)	3,632	62,281
Increase (decrease) in other liabilities	288	1,222	(2,468)
Increase (decrease) in insurance claims	11,770	(4,768)	(70,449)

NET CASH PROVIDED BY OPERATING ACTIVITIES	190,242	216,022	101,869

INVESTING ACTIVITIES
Sales and maturities of investments	41,795	38,684	34,701
Purchases of investments	(43,529)	(44,238)	(36,473)
Purchases of operating property	(22,645)	(4,804)	(10,539)
Proceeds from sales of operating property	10,212	1,685	7,465

NET CASH USED BY INVESTING ACTIVITIES	(14,167)	(8,673)	(4,846)

FINANCING ACTIVITIES
Increase in cash overdraft	642	980	6,849
Dividends paid	(14,332)	(57,882)	(27,606)
Payment for debt issue costs	(1,048)	—	—
Proceeds from exercises of stock options	2,329	1,459	3,760
Taxes paid in lieu of shares issued related to stock-based compensation plans	(3,043)	(2,225)	(4,041)
Excess tax benefits from stock-based awards	1,386	671	2,500
Purchases of common stock	(50,516)	(161,152)	(56,393)
Principal payments on capital lease obligations	(47,492)	(36,520)	(37,416)

NET CASH USED BY FINANCING ACTIVITIES	(112,074)	(254,669)	(112,347)

Effect of exchange rate changes on cash and cash equivalents	376	(2,104)	(1,034)

Increase (decrease) in cash and cash equivalents	64,377	(49,424)	(16,358)
Cash and cash equivalents at beginning of period	114,520	163,944	180,302

Cash and cash equivalents at end of period	$178,897	$114,520	$163,944

See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Fiscal Years Ended December 31, 2016,

December 26, 2015 and December 27, 2014

(Dollars in thousands)

							Accumulated
			Additional				Other
	Common Stock		Paid-In	Retained	Treasury Stock at Cost		Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	(Loss) Income	Total
Balance December 28, 2013	67,017,858	$670	$179,807	$1,173,044	21,528,693	$(899,028)	$(12)	$454,481
Net income				138,809				138,809
Dividends ($1.26 per share)				(56,479)				(56,479)
Purchases of common stock					939,872	(56,393)		(56,393)
Issuance of stock related to stock-based compensation plans, including excess tax effect	250,959	3	2,408		5,766	(192)		2,219
Stock-based compensation			6,797					6,797
Other comprehensive loss							(1,173)	(1,173)

Balance December 27, 2014	67,268,817	$673	$189,012	$1,255,374	22,474,331	$(955,613)	$(1,185)	$488,261
Net income				147,689				147,689
Dividends ($0.30 per share)				(13,088)				(13,088)
Purchases of common stock					2,497,748	(161,152)		(161,152)
Issuance of stock related to stock-based compensation plans, including excess tax effect	122,799	1	(96)					(95)
Stock-based compensation			6,925					6,925
Other comprehensive loss							(2,303)	(2,303)

Balance December 26, 2015	67,391,616	$674	$195,841	$1,389,975	24,972,079	$(1,116,765)	$(3,488)	$466,237
Net income				137,350				137,350
Dividends ($0.34 per share)				(14,332)				(14,332)
Purchases of common stock					773,281	(50,516)		(50,516)
Issuance of stock related to stock-based compensation plans, including excess tax effect	194,059	2	826		2,181	(156)		672
Stock-based compensation			2,747					2,747
Other comprehensive income							399	399

Balance December 31, 2016	67,585,675	$676	$199,414	$1,512,993	25,747,541	$(1,167,437)	$(3,089)	$542,557

See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Significant Accounting Policies

Consolidation

The consolidated financial statements include the accounts of Landstar System, Inc. and its subsidiary, Landstar System Holdings, Inc. (“LSHI”). Landstar System, Inc. and its subsidiary are herein referred to as “Landstar” or the “Company.” Significant intercompany accounts have been eliminated in consolidation. Certain prior year amounts have been reclassified for consistency with current year presentation.

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

Insurance Claim Costs

Landstar provides, primarily on an actuarially determined basis, for the estimated costs of cargo, property, casualty, general liability and workers’ compensation claims both reported and for claims incurred but not reported. For commercial trucking claims, Landstar retains liability up to $5,000,000 per occurrence. In addition, for commercial trucking claims incurred on or after May 1, 2016 through April 30, 2017, the Company retains liability up to an additional $700,000 in the aggregate on any claims exceeding its $5,000,000 per occurrence self-insured retention. The Company also retains liability of up to $1,000,000 for each general liability claim, up to $250,000 for each workers’ compensation claim and up to $250,000 for each cargo claim.

Tires

Tires purchased as part of trailing equipment are capitalized as part of the cost of the equipment. Replacement tires are charged to expense when placed in service.

Cash and Cash Equivalents

Included in cash and cash equivalents are all investments, except those provided for collateral, with an original maturity of 3 months or less.

Financial Instruments

The Company’s financial instruments include cash equivalents, short and long-term investments, trade and other accounts receivable, accounts payable, other accrued liabilities, current and non-current insurance claims and long-term debt plus current maturities (“Debt”). The carrying value of cash equivalents, trade and other accounts receivable, accounts payable, current insurance claims and other accrued liabilities approximate fair value as the assets and liabilities are short term in nature. Short and long-term investments are carried at fair value as further described in the “Investments” footnote below. The carrying value of non-current insurance claims approximates fair value as the Company generally has the ability to, but is not required to, settle claims in a short term. The Company’s Debt includes borrowings under the Company’s revolving credit facility, to the extent there are any, plus borrowings relating to capital lease obligations used to finance trailing equipment. The interest rates on borrowings under the revolving credit facility are typically tied to short-term LIBOR rates that adjust monthly and, as such, carrying value approximates fair value. Interest rates on borrowings under capital leases approximate the interest rates that would currently be available to the Company under similar terms and, as such, carrying value approximates fair value.

Trade and Other Receivables

The allowance for doubtful accounts for both trade and other receivables represents management’s estimate of the amount of outstanding receivables that will not be collected. Estimates are used to determine the allowance for doubtful accounts for both trade and other receivables and are generally based on specific identification, historical collection results, current economic trends and changes in payment trends. Following is a summary of the activity in the allowance for doubtful accounts for fiscal years ending December 31, 2016, December 26, 2015 and December 27, 2014 (in thousands):

	Balance at Beginning of Period	Charged to Costs and Expenses	Write-offs, Net of Recoveries	Balance at End of Period
For the Fiscal Year Ended December 31, 2016
Trade receivables	$4,327	$2,772	$(1,938)	$5,161
Other receivables	5,555	2,963	(1,969)	6,549
Other non-current receivables	238	—	6	244

	$10,120	$5,735	$(3,901)	$11,954

For the Fiscal Year Ended December 26, 2015
Trade receivables	$4,338	$3,985	$(3,996)	$4,327
Other receivables	5,103	1,897	(1,445)	5,555
Other non-current receivables	230	8	—	238

	$9,671	$5,890	$(5,441)	$10,120

For the Fiscal Year Ended December 27, 2014
Trade receivables	$3,773	$2,893	$(2,328)	$4,338
Other receivables	4,994	2,414	(2,305)	5,103
Other non-current receivables	222	8	—	230

	$8,989	$5,315	$(4,633)	$9,671

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

Goodwill

Goodwill represents the excess of the purchase price paid over the fair value of the net assets of acquired businesses. The Company has one reporting unit within the transportation logistics segment that reports goodwill. The Company reviews its goodwill balance annually for impairment as a single reporting unit, unless circumstances dictate more frequent assessments, and in accordance with Accounting Standards Update (“ASU”) 2011-08, Testing Goodwill for Impairment. ASU 2011-08 permits an initial assessment, commonly referred to as “step zero”, of qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount and also provides a basis for determining whether it is necessary to perform the two-step goodwill impairment test required by ASC Topic 350. In the fourth quarter of 2016, the Company performed the qualitative assessment of goodwill and determined it was more likely than not that the fair value of its reporting unit would be greater than its carrying amount. Therefore, the Company determined it was not necessary to perform the two-step goodwill impairment test. Furthermore, there has been no historical impairment of the Company’s goodwill.

Income Taxes

Income tax expense is equal to the current year’s liability for income taxes and a provision for deferred income taxes. Deferred tax assets and liabilities are recorded for the future tax effects attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using the enacted tax rates expected to be applied to taxable income in the years in which those temporary differences are expected to be recovered or settled. During fiscal year 2016, the Company retrospectively adopted Accounting Standards Update 2015-17 – Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”), which requires an entity to present deferred tax assets and deferred tax liabilities as noncurrent in a classified balance sheet. Deferred tax assets in the prior period presented have been reclassified to conform to the current year presentation. See Note 4, Income Taxes, for further information.

Share-Based Payments

The Company’s share-based payment arrangements include restricted stock units (“RSU”), stock options and non-vested restricted stock. The fair value of an RSU with a performance condition is determined based on the market value of the Company’s Common Stock on the date of grant, discounted for lack of marketability for a minimum post-vesting holding requirement. With respect to RSU awards with a performance condition, the Company reports compensation expense over the life of the award based on an estimated number of units that will vest over the life of the award, multiplied by the fair value of an RSU. The fair value of an RSU with a market condition is determined at the time of grant based on the expected achievement of the market condition at the end of each vesting period. With respect to RSU awards with a market condition, the Company recognizes compensation expense ratably over the requisite service period under an award based on the fair market value of the award at the time of grant, regardless of whether the market condition is satisfied. Previously recognized compensation cost would be reversed, however, if the employee terminated employment prior to completing such requisite service period. The Company estimates the fair value of stock option awards on the date of grant using the Black-Scholes pricing model and recognizes compensation cost for stock option awards expected to vest on a straight-line basis over the requisite service period for the entire award. Forfeitures are estimated at grant date based on historical experience and anticipated employee turnover. The fair value of each share of non-vested restricted stock is based on the fair value of such share on the date of grant and compensation costs for non-vested restricted stock are recognized on a straight-line basis over the requisite service period for the award.

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

The following table provides a reconciliation of the average number of common shares outstanding used to calculate earnings per common share to the average number of common shares and common share equivalents outstanding used to calculate diluted earnings per share (in thousands):

	Fiscal Years
	2016	2015	2014
Average number of common shares outstanding	42,112	43,664	44,956
Incremental shares from assumed exercises of stock options	124	149	213

Average number of common shares and common share equivalents outstanding	42,236	43,813	45,169

For the fiscal years ended December 31, 2016, December 26, 2015 and December 27, 2014, no options outstanding to purchase shares of Common Stock were antidilutive. Outstanding RSUs were excluded from the calculation of diluted earnings per share for all periods because the performance metric requirements or market condition for vesting had not been satisfied.

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

(2) Other Comprehensive Income

The following table presents the components of and changes in accumulated other comprehensive income, net of related income taxes, as of and for the fiscal years ended December 31, 2016, December 26, 2015 and December 27, 2014 (in thousands):

	Unrealized Holding Gains (Losses) on Available-for-Sale Securities	Foreign Currency Translation	Total
Balance as of December 28, 2013	$244	$(256)	$(12)
Other comprehensive loss	(139)	(1,034)	(1,173)

Balance as of December 27, 2014	105	(1,290)	(1,185)
Other comprehensive loss	(199)	(2,104)	(2,303)

Balance as of December 26, 2015	(94)	(3,394)	(3,488)
Other comprehensive income	23	376	399

Balance as of December 31, 2016	$(71)	$(3,018)	$(3,089)

Amounts reclassified from accumulated other comprehensive income to investment income due to the realization of previously unrealized gains and losses in the accompanying consolidated statements of income were not significant for the fiscal years ended December 31, 2016, December 26, 2015 and December 27, 2014.

(3) Investments

Investments include primarily investment-grade corporate bonds and U.S. Treasury obligations having maturities of up to five years (the “bond portfolio”). Investments in the bond portfolio are reported as available-for-sale and are carried at fair value. Investments maturing less than one year from the balance sheet date are included in short-term investments and investments maturing more than one year from the balance sheet date are included in other assets in the consolidated balance sheets. Management performs an analysis of the nature of the unrealized losses on available-for-sale investments to determine whether such losses are other-than-temporary. Unrealized losses, representing the excess of the purchase price of an investment over its fair value as of the end of a period, considered to be other-than-temporary, are to be included as a charge in the statement of income, while unrealized losses considered to be temporary are to be included as a component of shareholders’ equity. Investments whose values are based on quoted market prices in active markets are classified within Level 1. Investments that trade in markets that are not considered to be active, but are valued based on quoted market prices, are classified within Level 2. As Level 2 investments include positions that are not traded in active markets, valuations may be adjusted to reflect illiquidity and/or non-transferability, which are generally based on available market information. Any transfers between levels are recognized as of the beginning of any reporting period. Fair value of the bond portfolio was determined using Level 1 inputs related to U.S. Treasury obligations and money market investments and Level 2 inputs related to investment-grade corporate bonds, asset-backed securities and direct obligations of government agencies. Unrealized losses, net of unrealized gains, on the investments in the bond portfolio were $109,000 and $145,000 at December 31, 2016 and December 26, 2015, respectively.

The amortized cost and fair values of available-for-sale investments are as follows at December 31, 2016 and December 26, 2015 (in thousands):

		Gross	Gross
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2016

Money market investments	$12,395	$—	$—	$12,395
Asset-backed securities	4,027	3	19	4,011
Corporate bonds and direct obligations of government agencies	70,069	150	239	69,980
U.S. Treasury obligations	23,037	2	6	23,033

Total	$109,528	$155	$264	$109,419

December 26, 2015

Money market investments	$7,594	$—	$—	$7,594
Asset-backed securities	4,523	1	58	4,466
Corporate bonds and direct obligations of government agencies	76,839	190	270	76,759
U.S. Treasury obligations	19,273	5	13	19,265

Total	$108,229	$196	$341	$108,084

For those available-for-sale investments with unrealized losses at December 31, 2016 and December 26, 2015, the following table summarizes the duration of the unrealized loss (in thousands):

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
December 31, 2016

Asset-backed securities	$1,363	$6	$2,314	$13	$3,677	$19
Corporate bonds and direct obligations of government agencies	28,809	195	1,367	44	30,176	239
U.S. Treasury obligations	12,734	6	—	—	12,734	6

Total	$42,906	$207	$3,681	$57	$46,587	$264

December 26, 2015

Asset-backed securities	$4,422	$58	$—	$—	$4,422	$58
Corporate bonds and direct obligations of government agencies	39,276	217	562	53	39,838	270
U.S. Treasury obligations	15,093	13	—	—	15,093	13

Total	$58,791	$288	$562	$53	$59,353	$341

The Company believes that unrealized losses on investments were primarily caused by rising interest rates rather than changes in credit quality. The Company expects to recover the amortized cost basis of these securities as it does not intend to sell, and does not anticipate being required to sell, these securities before recovery of the cost basis. For these reasons, the Company does not consider the unrealized losses on these securities to be other-than-temporary at December 31, 2016.

Short-term investments include $66,560,000 in current maturities of investments held by the Company’s insurance segment at December 31, 2016. The non-current portion of the bond portfolio of $42,859,000 is included in other assets. The short-term investments, together with $1,340,000 of non-current investments, provide collateral for the $61,110,000 of letters of credit issued to guarantee payment of insurance claims.

Investment income represents the earnings on the insurance segment’s assets. Investment income earned from the assets of the insurance segment are included as a component of operating income as the investment of these assets is critical to providing collateral, liquidity and earnings with respect to the operation of the Company’s insurance programs.

(4) Income Taxes

The provisions for income taxes consisted of the following (in thousands):

	Fiscal Years
	2016	2015	2014
Current:
Federal	$68,548	$74,289	$68,722
State	6,668	9,550	7,031
Canadian	563	437	1,199

Total current	$75,779	$84,276	$76,952

Deferred:
Federal	$6,104	$6,524	$5,234
State	224	268	200

Total deferred	$6,328	$6,792	$5,434

Income taxes	$82,107	$91,068	$82,386

During fiscal year 2016, the Company adopted Accounting Standards Update 2015-17 – Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”), which requires an entity to present deferred tax assets and deferred tax liabilities as noncurrent in a classified balance sheet. The Company reclassified $6,552,000 of current deferred tax assets to noncurrent to conform to the current year presentation and this amount is now included in deferred income taxes and other noncurrent liabilities in the December 26, 2015 consolidated balance sheet.

Temporary differences and carryforwards which gave rise to deferred tax assets and liabilities consisted of the following (in thousands):

	Dec. 31, 2016	Dec. 26, 2015
Deferred tax assets:
Receivable valuations	$4,518	$3,832
Share-based payments	1,185	2,894
Self-insured claims	6,270	4,132
Other	4,336	3,836

Total deferred tax assets	$16,309	$14,694

Deferred tax liabilities:
Operating property	$59,720	$52,547
Goodwill	5,883	5,877
Other	2,851	2,087

Total deferred tax liabilities	$68,454	$60,511

Net deferred tax liability	$52,145	$45,817

The following table summarizes the differences between income taxes calculated at the federal income tax rate of 35% on income before income taxes and the provisions for income taxes (in thousands):

	Fiscal Years
	2016	2015	2014
Income taxes at federal income tax rate	$76,810	$83,565	$77,418
State income taxes, net of federal income tax benefit	4,505	7,201	4,532
Meals and entertainment exclusion	958	946	777
Share-based payments	(239)	(61)	(239)
Other, net	73	(583)	(102)

Income taxes	$82,107	$91,068	$82,386

The Company files a consolidated U.S. federal income tax return. The Company or its subsidiaries file state tax returns in the majority of the U.S. state tax jurisdictions. With few exceptions, the Company and its subsidiaries are no longer subject to U.S. federal or state income tax examinations by tax authorities for 2012 and prior years. The Company’s wholly owned Canadian subsidiary, Landstar Canada, Inc., is subject to Canadian income and other taxes.

As of December 31, 2016 and December 26, 2015, the Company had $1,829,000 and $1,899,000, respectively, of net unrecognized tax benefits representing the provision for the uncertainty of certain tax positions plus a component of interest and penalties. Estimated interest and penalties on the provision for the uncertainty of certain tax positions is included in income tax expense. At December 31, 2016 and December 26, 2015 there was $547,000 and $727,000, respectively, accrued for estimated interest and penalties related to the uncertainty of certain tax positions. The Company does not currently anticipate any significant increase or decrease to the unrecognized tax benefit during fiscal year 2017.

The following table summarizes the rollforward of the total amounts of gross unrecognized tax benefits for fiscal years 2016 and 2015 (in thousands):

	Fiscal Years
	2016	2015
Gross unrecognized tax benefits – beginning of the year	$2,704	$2,620
Gross increases related to current year tax positions	428	482
Gross increases related to prior year tax positions	596	340
Gross decreases related to prior year tax positions	(399)	(195)
Settlements	(133)	—
Lapse of statute of limitations	(561)	(543)

Gross unrecognized tax benefits – end of the year	$2,635	$2,704

Landstar paid income taxes of $69,067,000 in fiscal year 2016, $74,619,000 in fiscal year 2015 and $98,506,000 in fiscal year 2014.

(5) Operating Property

Operating property is summarized as follows (in thousands):

	Dec. 31, 2016	Dec. 26, 2015
Land	$15,259	$9,148
Buildings and improvements	56,413	39,532
Trailing equipment	342,813	311,449
Other equipment	48,732	48,389

Total operating property, gross	463,217	408,518
Less accumulated depreciation and amortization	190,374	182,591

Total operating property, net	$272,843	$225,927

Included above is $249,717,000 in fiscal year 2016 and $222,428,000 in fiscal year 2015 of operating property under capital leases, $183,763,000 and $164,501,000, respectively, net of accumulated depreciation and amortization. Landstar acquired operating property by entering into capital leases in the amount of $61,504,000 in fiscal year 2016, $49,491,000 in fiscal year 2015 and $47,232,000 in fiscal year 2014.

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

The expense for the Company-sponsored defined contribution plan included in selling, general and administrative expense was $2,074,000 in fiscal year 2016, $1,901,000 in fiscal year 2015 and $1,718,000 in fiscal year 2014.

(7) Debt

Other than the capital lease obligations as presented on the consolidated balance sheets, the Company had no outstanding debt as of December 31, 2016 and December 26, 2015.

On June 2, 2016, Landstar entered into a credit agreement with a syndicate of banks and JPMorgan Chase Bank, N.A., as administrative agent (the “Credit Agreement”). The Credit Agreement, which matures on June 2, 2021, provides $250,000,000 of borrowing capacity in the form of a revolving credit facility, $50,000,000 of which may be utilized in the form of letter of credit guarantees. The Credit Agreement includes an “accordion” feature providing for a possible increase up to an aggregate borrowing amount of $400,000,000. The Company’s prior credit agreement was terminated on June 2, 2016. Borrowings under the Credit Agreement are unsecured, however, all but two of the Company’s subsidiaries guarantee the obligations under the Credit Agreement. Any future amounts that may become outstanding under the Credit Agreement are payable on June 2, 2021, the maturity date of the Credit Agreement.

Depending upon the specific type of borrowing, borrowings under the Credit Agreement bear interest based on either (a) the prime rate, (b) the Federal Reserve Bank of New York rate plus 0.5% or (c) the London Interbank Offered Rate, plus 1.25%. The unused portion of the revolving credit facility under the Credit Agreement carries a commitment fee determined based on the level of the Leverage Ratio. The commitment fee for the unused portion of the revolving credit facility under the Credit Agreement ranges from .15% to .25%, based on achieving certain levels of the Leverage Ratio. As of December 31, 2016 and December 26, 2015, the Company had no borrowings outstanding under the Credit Agreement.

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

Landstar paid interest of $3,794,000 in fiscal year 2016, $3,012,000 in fiscal year 2015 and $3,229,000 in fiscal year 2014.

(8) Leases

The future minimum lease payments under all noncancelable leases at December 31, 2016, principally for trailing equipment, are shown in the following table (in thousands):

	Capital Leases	Operating Leases
2017	$47,860	$634
2018	37,654	424
2019	29,431	123
2020	22,054	53
2021	7,572	53
Thereafter	—	264

Total future minimum lease payments	144,571	$1,551

Less amount representing interest (2.0% to 3.1%)	6,267

Present value of minimum lease payments	$138,304

Total rent expense/income, net of sublease income, was $1,641,000 income in fiscal year 2016, $318,000 expense in fiscal year 2015 and $587,000 income in fiscal year 2014.

(9) Share-Based Payment Arrangements

As of December 31, 2016, the Company had two employee equity incentive plans, the 2002 employee stock option and stock incentive plan (the “ESOSIP”) and the 2011 equity incentive plan (the “2011 EIP”). No further grants can be made under the ESOSIP. The Company also has a stock compensation plan for members of its Board of Directors, the Amended and Restated 2013 Directors Stock Compensation Plan (as amended and restated as of May 17, 2016, the “2013 DSCP”). 6,000,000 shares of the Company’s Common Stock were authorized for issuance under the 2011 EIP and 115,000 shares of the Company’s Common Stock were authorized for issuance under the 2013 DSCP. The ESOSIP, 2011 EIP and 2013 DSCP are each referred to herein as a “Plan,” and, collectively, as the “Plans.” Amounts recognized in the financial statements with respect to these Plans are as follows (in thousands):

	Fiscal Years
	2016	2015	2014
Total cost of the Plans during the period	$2,747	$6,925	$6,797
Amount of related income tax benefit recognized during the period	(1,238)	(2,432)	(3,171)

Net cost of the Plans during the period	$1,509	$4,493	$3,626

Included in income tax benefits recognized in the fiscal years ended December 31, 2016 and December 26, 2015 were income tax benefits of $451,000 and $383,000, respectively, recognized on disqualifying dispositions of the Company’s Common Stock by employees who obtained shares of Common Stock through exercises of incentive stock options.

As of December 31, 2016, there were 86,572 shares of the Company’s Common Stock reserved for issuance under the 2013 DSCP and 5,000,732 shares of the Company’s Common Stock reserved for issuance in the aggregate under the ESOSIP and 2011 EIP.

Restricted Stock Units

The following table summarizes information regarding the Company’s outstanding restricted stock unit (“RSU”) awards under the Plans:

	Number of	Weighted Average Grant Date
	RSUs	Fair Value
Outstanding at December 28, 2013	308,007	$49.63
Granted	146,000	$53.11
Vested	(24,641)	$51.47
Forfeited	(3,736)	$49.53

Outstanding at December 27, 2014	425,630	$50.72
Granted	111,922	$53.30
Vested	(91,382)	$51.98
Forfeited	(2,013)	$52.81

Outstanding at December 26, 2015	444,157	$51.10
Granted	79,948	$51.58
Vested	(81,344)	$53.08
Forfeited	(64,523)	$52.99

Outstanding at December 31, 2016	378,238	$50.46

During fiscal years 2014, 2015 and 2016, the Company granted RSUs with a performance condition. During fiscal year 2015, the Company also issued RSUs with a market condition, as further described below.

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

The Company recognized approximately $849,000, $4,943,000 and $4,443,000 of share-based compensation expense related to RSU awards in fiscal years 2016, 2015 and 2014, respectively. As of December 31, 2016, there was a maximum of $27 million of total unrecognized compensation cost related to RSU awards granted under the Plans with an expected average remaining life of approximately 2.6 years. Included in the $27 million of total unrecognized compensation cost is $2.4 million of unrecognized compensation cost related to 54,102 unvested units granted in 2012, which forfeited during the first fiscal quarter of 2017. With respect to RSU awards with a performance condition, the amount of future compensation expense to be recognized will be determined based on future operating results.

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

The fair value of each option grant on its grant date was calculated using the Black-Scholes option pricing model with the following weighted average assumptions for the grant made in fiscal year 2014:

Expected volatility	26.0%
Expected dividend yield	0.43%
Risk-free interest rate	1.50%
Expected lives (in years)	4.0

The Company utilizes historical data, including exercise patterns and employee departure behavior, in estimating the term that options will be outstanding. Expected volatility was based on historical volatility and other factors, such as expected changes in volatility arising from planned changes to the Company’s business, if any. The risk-free interest rate was based on the yield of zero coupon U.S. Treasury bonds for terms that approximated the terms of the options granted. The weighted average grant date fair value of stock options granted during fiscal year 2014 was $12.70 per share.

The following table summarizes information regarding the Company’s outstanding stock options under the Plans:

	Options Outstanding		Options Exercisable
	Number of Options	Weighted Average Exercise Price per Share	Number of Options	Weighted Average Exercise Price per Share
Options at December 28, 2013	1,454,816	$44.55	693,516	$42.29
Granted	1,000	$58.06
Exercised	(615,077)	$41.27
Forfeited	(66,900)	$47.51

Options at December 27, 2014	773,839	$46.92	379,389	$44.61
Exercised	(133,518)	$45.25
Forfeited	(3,100)	$52.91

Options at December 26, 2015	637,221	$47.24	415,121	$45.12
Exercised	(257,460)	$45.63
Forfeited	(7,200)	$53.63

Options at December 31, 2016	372,561	$48.24	282,461	$46.39

The following tables summarize stock options outstanding and exercisable at December 31, 2016:

	Options Outstanding
Range of Exercise Prices Per Share	Number Outstanding	Weighted Average Remaining Contractual Term (years)	Weighted Average Exercise Price per Share
$35.64 - $40.00	48,719	2.6	$36.96
$40.01 - $45.00	95,888	3.5	$41.76
$45.01 - $58.06	227,954	5.3	$53.37

	372,561	4.5	$48.24

	Options Exercisable
Range of Exercise Prices Per Share	Number Exercisable	Weighted Average Remaining Contractual Term (years)	Weighted Average Exercise Price per Share
$35.64 - $40.00	48,719	2.6	$36.96
$40.01 - $45.00	95,888	3.5	$41.76
$45.01 - $56.40	137,854	5.1	$52.94

	282,461	4.1	$46.39

At December 31, 2016, the total intrinsic value of options outstanding was $13,809,000. At December 31, 2016, the total intrinsic value of options outstanding and exercisable was $10,991,000. The total intrinsic value of stock options exercised during fiscal years 2016, 2015 and 2014 was $7,427,000, $2,954,000 and $14,573,000, respectively.

As of December 31, 2016, there was $365,000 of total unrecognized compensation cost related to non-vested stock options granted under the Plans. The unrecognized compensation cost related to these non-vested options is expected to be recognized during 2017.

Non-vested Restricted Stock

The 2011 EIP provides the Compensation Committee of the Board of Directors with the authority to issue shares of Common Stock of the Company, subject to certain vesting and other restrictions on transfer (“restricted stock”).

The following table summarizes information regarding the Company’s outstanding non-vested restricted stock under the Plans:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at December 28, 2013	38,193	$46.75
Granted	7,124	$63.17
Vested	(19,196)	$41.85
Forfeited	(2,768)	$54.20

Outstanding at December 27, 2014	23,353	$54.90
Granted	1,197	$62.46
Vested	(6,490)	$57.79

Outstanding at December 26, 2015	18,060	$54.36
Granted	26,033	$58.53
Vested	(15,684)	$53.03

Outstanding at December 31, 2016	28,409	$58.91

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

As of December 31, 2016, there was $953,000 of total unrecognized compensation cost related to non-vested shares of restricted stock granted under the Plans. The unrecognized compensation cost related to these non-vested shares of restricted stock is expected to be recognized over a weighted average period of 1.6 years.

Directors’ Stock Compensation Plan

Commencing as of the 2016 annual meeting of the stockholders of the Company (an “Annual Meeting”), Directors of the Company who are not employees of the Company (each an “Eligible Director”) are entitled under the 2013 DSCP to receive a grant of such number of restricted shares of the Company’s Common Stock equal to the quotient of $110,000 divided by the fair market value of a share of Common Stock on the date immediately following the date of each Annual Meeting. With respect to the 2016 Annual Meeting only, each Eligible Director who was designated as a Class III director instead received a number of shares equal to the quotient of $35,000 divided by the fair market value of a share of Common Stock. Prior to the 2016 Annual Meeting, upon election or re-election to the Board of Directors for a three year term, Eligible Directors received a grant of such number of restricted shares of the Company’s Common Stock equal to the quotient of $225,000 divided by the fair market value of a share of Common Stock on the date immediately following the date of such Eligible Director’s re-election or election to the Board. In fiscal years 2016, 2015 and 2014, 7,762, 1,197 and 7,124 restricted shares, respectively, were granted to Eligible Directors. Restricted shares granted in 2016 vest on the date of the next Annual Meeting. Restricted shares granted prior to 2016 generally vest in three equal annual installments on the first three annual anniversary dates of the date of grant. During fiscal years 2016, 2015 and 2014, $591,000, $419,000 and $331,000, respectively, of compensation cost was recorded for the grant of these restricted shares.

(10) Equity

On May 19, 2015, the Landstar System, Inc. Board of Directors authorized the Company to increase the number of shares of the Company’s Common Stock that the Company is authorized to purchase from time to time in the open market and in privately negotiated transactions under a previously announced purchase program to 3,000,000 shares. As of December 31, 2016, the Company has authorization to purchase 1,036,125 shares of its Common Stock under this program. No specific expiration date has been assigned to the May 19, 2015 authorization. During fiscal year 2016, Landstar purchased a total of 773,281 shares of its Common Stock at a total cost of $50,516,000 pursuant to its previously announced stock purchase program.

The Company has 2,000,000 shares of preferred stock authorized and unissued.

(11) Commitments and Contingencies

At December 31, 2016, in addition to the $61,110,000 letters of credit secured by investments, Landstar had $35,599,000 of letters of credit outstanding under the Credit Agreement.

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

The transportation logistics segment provides a wide range of integrated transportation management solutions. Transportation services offered by the Company include truckload and less-than-truckload transportation, rail intermodal, air cargo, ocean cargo, expedited ground and air delivery of time-critical freight, heavy-haul/specialized, U.S.-Canada and U.S.-Mexico cross-border, project cargo and customs brokerage. Examples of the industries serviced by the transportation logistics segment include automotive products, building products, metals, chemicals, foodstuffs, heavy machinery, retail, electronics, ammunition and explosives and military equipment. In addition, the transportation logistics segment provides transportation services to other transportation companies, including third party logistics and less-than-truckload service providers. Each of the independent commission sales agents has the opportunity to market all of the services provided by the transportation logistics segment. Billings for freight transportation services are typically charged to customers on a per shipment basis for the physical transportation of freight.

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

No single customer accounted for more than 10% of the Company’s consolidated revenue in fiscal years 2016, 2015 and 2014. Substantially all of the Company’s revenue is generated in North America, primarily through customers located in the United States.

The following tables summarize information about the Company’s reportable business segments as of and for the fiscal years ending December 31, 2016, December 26, 2015 and December 27, 2014 (in thousands):

	Transportation
	Logistics	Insurance	Total
2016
External revenue	$3,121,210	$46,424	$3,167,634
Internal revenue		36,118	36,118
Investment income		1,502	1,502
Interest and debt expense	3,794		3,794
Depreciation and amortization	35,796		35,796
Operating income	187,813	35,438	223,251
Expenditures on long-lived assets	22,645		22,645
Goodwill	31,134		31,134
Capital lease additions	61,504		61,504
Total assets	913,667	182,924	1,096,591

2015
External revenue	$3,276,677	$44,414	$3,321,091
Internal revenue		31,342	31,342
Investment income		1,396	1,396
Interest and debt expense	2,949		2,949
Depreciation and amortization	29,102		29,102
Operating income	207,883	33,823	241,706
Expenditures on long-lived assets	4,804		4,804
Goodwill	31,134		31,134
Capital lease additions	49,491		49,491
Total assets	842,550	148,968	991,518

2014
External revenue	$3,145,413	$39,377	$3,184,790
Internal revenue		28,164	28,164
Investment income		1,381	1,381
Interest and debt expense	3,177		3,177
Depreciation and amortization	27,575		27,575
Operating income	193,914	30,458	224,372
Expenditures on long-lived assets	10,539		10,539
Goodwill	31,134		31,134
Capital lease additions	47,232		47,232
Total assets	911,193	126,423	1,037,616

(13) Change in Accounting Estimate for Self-Insured Claims

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

The following table summarizes the effect of the increase in the cost of insurance claims resulting from unfavorable development of prior year self-insured claims estimates on operating income, net income and earnings per share amounts in the consolidated statements of income for the fiscal years ended December 31, 2016, December 26, 2015 and December 27, 2014 (in thousands, except per share amounts):

	Fiscal Years Ended
	December 31, 2016	December 26, 2015	December 27, 2014
Operating income	$1,079	$4,852	$6,664
Net income	667	2,999	4,118

Earnings per share	$0.02	$0.07	$0.09
Diluted earnings per share	$0.02	$0.07	$0.09

(14) Recent Accounting Pronouncements

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

In November 2015, the FASB issued ASU 2015-17 – Balance Sheet Classification of Deferred Taxes. The Company adopted this guidance during the first fiscal quarter of 2016 and applied it retrospectively. Deferred tax assets in the prior period presented have been reclassified to conform to the current year presentation. See Note 4, Income Taxes, for further information.

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

In March 2016, the FASB issued Accounting Standards Update 2016-09 – Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which is intended to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods therein. Although it is difficult to predict the impact as it is dependent on the timing and intrinsic value of future share-based compensation award vesting and exercises, ASU 2016-09 is not expected to have a material impact on the Company’s financial statements.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Landstar System, Inc.:

We have audited the accompanying consolidated balance sheets of Landstar System, Inc. and subsidiary (the Company) as of December 31, 2016 and December 26, 2015, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the fiscal years ended December 31, 2016, December 26, 2015 and December 27, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Landstar System, Inc. and subsidiary as of December 31, 2016 and December 26, 2015, and the results of their operations and their cash flows for each of the fiscal years ended December 31, 2016, December 26, 2015 and December 27, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Landstar System, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 24, 2017, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Jacksonville, Florida

February 24, 2017

Certified Public Accountants

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

QUARTERLY FINANCIAL DATA

(Dollars in thousands, except per share amounts)

(Unaudited)

	Fourth Quarter 2016	Third Quarter 2016	Second Quarter 2016	First Quarter 2016
Revenue	$892,829	$787,938	$775,223	$711,644

Operating income	$63,765	$58,461	$53,093	$47,932

Income before income taxes	$62,696	$57,513	$52,205	$47,043
Income taxes	23,122	21,235	19,891	17,859

Net income	$39,574	$36,278	$32,314	$29,184

Earnings per common share (1)	$0.95	$0.86	$0.77	$0.69

Diluted earnings per share (1)	$0.94	$0.86	$0.76	$0.69

Dividends per common share	$0.09	$0.09	$0.08	$0.08

	Fourth Quarter 2015	Third Quarter 2015	Second Quarter 2015	First Quarter 2015
Revenue	$848,602	$841,726	$868,383	$762,380

Operating income	$62,648	$63,980	$66,033	$49,045

Income before income taxes	$61,907	$63,266	$65,320	$48,264
Income taxes	24,052	23,918	24,849	18,249

Net income	$37,855	$39,348	$40,471	$30,015

Earnings per common share (1)	$0.89	$0.91	$0.92	$0.67

Diluted earnings per share (1)	$0.88	$0.90	$0.92	$0.67

Dividends per common share	$0.08	$0.08	$0.07	$0.07

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

Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, an evaluation was carried out, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended). Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2016 to provide reasonable assurance that information required to be disclosed by the Company in reports that it filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

Management, with the participation of the Company’s principal executive and principal financial officers, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. This assessment was performed using the criteria established under the Internal Control-Integrated Framework (2013) established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

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

Based on the assessment performed using the criteria established by COSO, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2016.

KPMG LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2016, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting. Such report appears immediately below.

(b) Attestation Report of the Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Landstar System, Inc.:

We have audited Landstar System, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Landstar System, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Landstar System, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Landstar System, Inc. and subsidiary as of December 31, 2016 and December 26, 2015, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the fiscal years ended December 31, 2016, December 26, 2015 and December 27, 2014, and our report dated February 24, 2017, expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Jacksonville, Florida

February 24, 2017

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

10.1+

Landstar System, Inc. Executive Incentive Compensation Plan (Incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement filed on April 12, 2012 (Commission File No. 0-21238))

10.2+

Amendment to the Landstar System, Inc. Executive Incentive Compensation Plan, dated March 17, 2015, (Incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed on March 19, 2015 (Commission File No. 0-21238))

10.3+

Amendment to the Landstar System, Inc. Executive Incentive Compensation Plan, dated December 2, 2015, (Incorporated by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K for fiscal year ended December 26, 2015 (Commission File No. 0-21238))

10.4+

Landstar System, Inc. Supplemental Executive Retirement Plan, as amended and restated as of January 1, 2015 (Incorporated by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 27, 2014 (Commission File No. 0-21238))

10.5+

Amended and Restated Landstar System, Inc. 2002 Employee Stock Option and Stock Incentive Plan (Incorporated by reference to Exhibit A to the Registrant’s Definitive Proxy Statement filed on March 23, 2009 (Commission File No. 0-21238))

10.6+

Amendment to the Amended and Restated Landstar System, Inc. 2002 Employee Stock Option and Stock Incentive Plan, dated February 18, 2016, (Incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for fiscal year ended December 26, 2015 (Commission File No. 0-21238))

10.7+

Landstar System, Inc. 2011 Equity Incentive Plan, as amended through December 2, 2015, (Incorporated by reference to Appendix B to the Registrant’s Definitive Proxy Statement filed on April 5, 2016 (Commission File No. 0-21238))

10.8+

Landstar System, Inc. Amended and Restated 2013 Directors Stock Compensation Plan (Incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement filed on April 5, 2016 (Commission File No. 0-21238))

10.9+

Form of Indemnification Agreement between the Company and each of the directors and Executive Officers of the Company (Incorporated by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 27, 2003 (Commission File No. 0-21238))

10.10+

Form of Key Executive Employment Protection Agreement between Landstar System, Inc. and each of the Executive Officers of the Company, in the form as amended as of December 26, 2015, (Incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K for fiscal year ended December 26, 2015 (Commission File No. 0-21238))

10.11+

Total Shareholder Return Performance Related Stock Award Agreement, dated May 1, 2015, between Landstar System, Inc. and James B. Gattoni (Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on March 19, 2015 (Commission File No. 0-21238))

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

101*

The following materials from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Changes in Shareholders’ Equity and (vi) Notes to Consolidated Financial Statements

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

Date: February 24, 2017	LANDSTAR SYSTEM, INC.

	By:	/s/ JAMES B. GATTONI
James B. Gattoni
President and
Chief Executive Officer

	By:	/s/ L. KEVIN STOUT
L. Kevin Stout
Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JAMES B. GATTONI	President and Chief Executive	February 24, 2017
James B. Gattoni	Officer;
Principal Executive Officer; Director

/s/ L. KEVIN STOUT	Vice President and Chief Financial	February 24, 2017
L. Kevin Stout	Officer; Principal Financial Officer and
Principal Accounting Officer

*	Director	February 24, 2017
Homaira Akbari

*	Director	February 24, 2017
David G. Bannister

*	Director	February 24, 2017
Michael A. Henning

*	Chairman of the Board	February 24, 2017
Diana M. Murphy

*	Director	February 24, 2017
Anthony J. Orlando

*	Director	February 24, 2017
Larry J. Thoele

By:	/s/ MICHAEL K. KNELLER
Michael K. Kneller
Attorney In Fact*