Form 10-Q
period 2017-04-01
LANDSTAR SYSTEM INC
filed 2017-05-05
CIK 853816

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2017

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

Yes  ☑            No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐            No  ☑

The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of the close of business on April 24, 2017 was 41,924,876.

Index

PART I – Financial Information

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

The interim consolidated financial statements contained herein reflect all adjustments (all of a normal, recurring nature) which, in the opinion of management, are necessary for a fair statement of the financial condition, results of operations, cash flows and changes in shareholders’ equity for the periods presented. They have been prepared in accordance with Rule 10-01 of Regulation S-X and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the thirteen weeks ended April 1, 2017 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 30, 2017.

These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s 2016 Annual Report on Form 10-K.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

(Unaudited)

	April 1, 2017	December 31, 2016
ASSETS
Current Assets
Cash and cash equivalents	$215,468	$178,897
Short-term investments	62,058	66,560
Trade accounts receivable, less allowance of $5,524 and $5,161	439,510	463,102
Other receivables, including advances to independent contractors, less allowance of $5,706 and $5,523	23,875	18,567
Other current assets	8,095	10,281

Total current assets	749,006	737,407

Operating property, less accumulated depreciation and amortization of $195,581 and $190,374	263,375	272,843
Goodwill	31,134	31,134
Other assets	62,627	55,207

Total assets	$1,106,142	$1,096,591

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Cash overdraft	$29,373	$36,251
Accounts payable	200,675	219,409
Current maturities of long-term debt	42,909	45,047
Insurance claims	28,859	26,121
Accrued income taxes	19,430	5,437
Other current liabilities	47,391	48,046

Total current liabilities	368,637	380,311

Long-term debt, excluding current maturities	82,987	93,257
Insurance claims	27,847	26,883
Deferred income taxes and other noncurrent liabilities	52,928	53,583

Shareholders’ Equity
Common stock, $0.01 par value, authorized 160,000,000 shares, issued 67,671,338 and 67,585,675 shares	677	676
Additional paid-in capital	201,948	199,414
Retained earnings	1,541,606	1,512,993
Cost of 25,749,493 and 25,747,541 shares of common stock in treasury	(1,167,600)	(1,167,437)
Accumulated other comprehensive loss	(2,888)	(3,089)

Total shareholders’ equity	573,743	542,557

Total liabilities and shareholders’ equity	$1,106,142	$1,096,591

See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share amounts)

(Unaudited)

	Thirteen Weeks Ended
	April 1, 2017	March 26, 2016
Revenue	$780,908	$711,644
Investment income	414	380
Costs and expenses:
Purchased transportation	595,523	540,328
Commissions to agents	63,798	59,092
Other operating costs, net of gains on asset sales/dispositions	6,897	7,407
Insurance and claims	14,513	14,213
Selling, general and administrative	38,323	34,614
Depreciation and amortization	9,934	8,438

Total costs and expenses	728,988	664,092

Operating income	52,334	47,932
Interest and debt expense	1,083	889

Income before income taxes	51,251	47,043
Income taxes	18,868	17,859

Net income	$32,383	$29,184

Earnings per common share	$0.77	$0.69

Diluted earnings per share	$0.77	$0.69

Average number of shares outstanding:
Earnings per common share	41,879,000	42,395,000

Diluted earnings per share	41,998,000	42,489,000

Dividends per common share	$0.09	$0.08

See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

(Unaudited)

	Thirteen Weeks Ended
	April 1, 2017	March 26, 2016
Net income	$32,383	$29,184
Other comprehensive income:
Unrealized holding gains on available-for-sale investments, net of tax expenses of $35 and $100	64	182
Foreign currency translation gains	137	583

Other comprehensive income	201	765

Comprehensive income	$32,584	$29,949

See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Thirteen Weeks Ended
	April 1, 2017	March 26, 2016
OPERATING ACTIVITIES
Net income	$32,383	$29,184
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of operating property	9,934	8,438
Non-cash interest charges	64	54
Provisions for losses on trade and other accounts receivable	1,857	1,494
Gains on sales/disposals of operating property	(463)	(874)
Deferred income taxes, net	(709)	2,682
Stock-based compensation	994	1,100
Changes in operating assets and liabilities:
Decrease in trade and other accounts receivable	16,427	67,842
(Increase) decrease in other assets	(174)	9,783
Decrease in accounts payable	(15,424)	(51,674)
Increase in other liabilities	13,357	1,724
Increase in insurance claims	3,702	2,285

NET CASH PROVIDED BY OPERATING ACTIVITIES	61,948	72,038

INVESTING ACTIVITIES
Sales and maturities of investments	23,155	10,636
Purchases of investments	(23,678)	(11,190)
Purchases of operating property	(4,978)	(828)
Proceeds from sales of operating property	1,665	2,273

NET CASH (USED) PROVIDED BY INVESTING ACTIVITIES	(3,836)	891

FINANCING ACTIVITIES
Decrease in cash overdraft	(6,878)	(5,536)
Dividends paid	(3,770)	(3,396)
Proceeds from exercises of stock options	1,717	105
Taxes paid in lieu of shares issued related to stock-based compensation plans	(339)	(1,527)
Excess tax benefits from stock-based awards	—	149
Purchases of common stock	—	(10,228)
Principal payments on capital lease obligations	(12,408)	(11,315)

NET CASH USED BY FINANCING ACTIVITIES	(21,678)	(31,748)

Effect of exchange rate changes on cash and cash equivalents	137	583

Increase in cash and cash equivalents	36,571	41,764
Cash and cash equivalents at beginning of period	178,897	114,520

Cash and cash equivalents at end of period	$215,468	$156,284

See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

Thirteen Weeks Ended April 1, 2017

(Dollars in thousands)

(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock at Cost		Accumulated Other Comprehensive	Total
	Shares	Amount			Shares	Amount	(Loss) Income
Balance December 31, 2016	67,585,675	$676	$199,414	$1,512,993	25,747,541	$(1,167,437)	$(3,089)	$542,557
Net income				32,383				32,383
Dividends ($0.09 per share)				(3,770)				(3,770)
Issuance of stock related to stock-based compensation plans	85,663	1	1,540		1,952	(163)		1,378
Stock-based compensation			994					994
Other comprehensive income							201	201

Balance April 1, 2017	67,671,338	$677	$201,948	$1,541,606	25,749,493	$(1,167,600)	$(2,888)	$573,743

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

As of April 1, 2017, the Company had two employee equity incentive plans, the 2002 employee stock option and stock incentive plan (the “ESOSIP”) and the 2011 equity incentive plan (the “2011 EIP”). No further grants can be made under the ESOSIP. The Company also has a stock compensation plan for members of its Board of Directors, the Amended and Restated 2013 Directors Stock Compensation Plan (as amended and restated as of May 17, 2016, the “2013 DSCP”). 6,000,000 shares of the Company’s common stock were authorized for issuance under the 2011 EIP and 115,000 shares of the Company’s common stock were authorized for issuance under the 2013 DSCP. The ESOSIP, 2011 EIP and 2013 DSCP are each referred to herein as a “Plan,” and, collectively, as the “Plans.” Amounts recognized in the financial statements with respect to these Plans are as follows (in thousands):

	Thirteen Weeks Ended
	April 1, 2017	March 26, 2016
Total cost of the Plans during the period	$994	$1,100
Amount of related income tax benefit recognized during the period	(1,127)	(471)

Net cost of the Plans during the period	$(133)	$629

Included in income tax benefits recognized in the thirteen-week periods ended April 1, 2017 and March 26, 2016 were income tax benefits of $221,000 and $113,000, respectively, recognized on disqualifying dispositions of the Company’s common stock by employees who obtained shares of common stock through exercises of incentive stock options. Also included in income tax benefits recognized in the thirteen-week period ended April 1, 2017 were excess tax benefits from stock-based awards of $563,000, as required by the Company’s adoption of Accounting Standards Update 2016-09 during the first fiscal quarter of 2017. See Note 10, Recent Accounting Pronouncements, for further information.

As of April 1, 2017, there were 86,572 shares of the Company’s common stock reserved for issuance under the 2013 DSCP and 4,781,030 shares of the Company’s common stock reserved for issuance in the aggregate under the ESOSIP and 2011 EIP.

Restricted Stock Units

The following table summarizes information regarding the Company’s outstanding restricted stock unit (“RSU”) awards under the Plans:

	Number of RSUs	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2016	378,238	$50.46
Granted	67,387	$76.95
Forfeited	(56,771)	$45.35

Outstanding at April 1, 2017	388,854	$55.79

During the thirteen-week period ended April 1, 2017, the Company granted RSUs with a performance condition. RSUs with a performance condition granted on February 2, 2017 may vest on January 31 of 2020, 2021 and 2022 based on growth in operating income and diluted earnings per share from continuing operations as compared to the results from the 2016 fiscal year. Outstanding RSUs at both December 31, 2016 and April 1, 2017 include RSUs with a performance condition and RSUs with a market condition, as further described below.

RSUs with a performance condition vest over a 5 year period from the date of grant based on growth in operating income and diluted earnings per share as compared to a base year, being the year immediately preceding the year of grant. At the time of grant, the target number of common shares available for issuance under the February 2, 2017, January 29, 2016 and January 27, 2015 grants equals 100% of the number of RSUs granted, and the maximum number of common shares available for issuance under the February 2, 2017, January 29, 2016 and January 27, 2015 grants equals 200% of the number of RSUs granted. In the event actual results exceed the target, the number of shares that will be granted will exceed the number of RSUs granted. The maximum number of common shares available for issuance under grants made prior to 2015 equals 100% of the number of RSUs granted. The fair value of an RSU with a performance condition was determined based on the market value of the Company’s common stock on the date of grant, discounted for lack of marketability for a minimum post-vesting holding requirement. The discount rate due to lack of marketability used for RSU award grants with a performance condition for all periods was 7%. With respect to RSU awards with a performance condition, the Company reports compensation expense over the life of the award based on an estimated number of units that will vest over the life of the award, multiplied by the fair value of an RSU.

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

The Company recognized approximately $524,000 and $640,000 of share-based compensation expense related to RSU awards in the thirteen-week periods ended April 1, 2017 and March 26, 2016, respectively. As of April 1, 2017, there was a maximum of $34.1 million of total unrecognized compensation cost related to RSU awards granted under the Plans with an expected average remaining life of approximately 3.3 years. With respect to RSU awards with a performance condition, the amount of future compensation expense to be recognized will be determined based on future operating results.

Stock Options

The following table summarizes information regarding the Company’s outstanding stock options under the Plans:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (000s)
Options outstanding at December 31, 2016	372,561	$48.24
Exercised	(92,033)	$46.30
Forfeited	(600)	$54.93

Options outstanding at April 1, 2017	279,928	$48.86	4.4	$10,299

Options exercisable at April 1, 2017	259,228	$48.25	4.3	$9,695

The total intrinsic value of stock options exercised during the thirteen-week periods ended April 1, 2017 and March 26, 2016 was $3,620,000 and $409,000, respectively.

As of April 1, 2017, there was $221,000 of total unrecognized compensation cost related to non-vested stock options granted under the Plans. The unrecognized compensation cost related to these non-vested options is expected to be recognized during 2017.

Non-vested Restricted Stock

The following table summarizes information regarding the Company’s outstanding shares of non-vested restricted stock under the Plans:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2016	28,409	$58.91
Granted	25,564	$82.80
Vested	(6,089)	$55.47

Outstanding at April 1, 2017	47,884	$72.10

The fair value of each share of non-vested restricted stock issued under the Plans is based on the fair value of a share of the Company’s common stock on the date of grant. Shares of non-vested restricted stock are subject to vesting in three equal annual installments either on the first, second and third anniversary of the date of the grant or the third, fourth and fifth anniversary of the date of the grant, or 100% on the first anniversary of the date of the grant.

As of April 1, 2017, there was $2,735,000 of total unrecognized compensation cost related to non-vested shares of restricted stock granted under the Plans. The unrecognized compensation cost related to these non-vested shares of restricted stock is expected to be recognized over a weighted average period of 3.4 years.

(2)	Income Taxes

The provisions for income taxes for both the 2017 and 2016 thirteen-week periods were based on estimated annual effective income tax rates of 38.2% adjusted for discrete events, such as benefits resulting from disqualifying dispositions of the Company’s common stock by employees who obtained the stock through exercises of incentive stock options. The effective income tax rates for the 2017 and 2016 thirteen-week periods were 36.8% and 38.0%, respectively, which were higher than the statutory federal income tax rate primarily as a result of state taxes, the meals and entertainment exclusion and non-deductible stock-based compensation.

During the first fiscal quarter of 2017, the Company adopted ASU 2016-09, as further described in footnote 10. As required by ASU 2016-09, the Company recognized $563,000 of excess tax benefits on stock-based awards in its provision for income taxes in the 2017 thirteen-week period ended April 1, 2017.

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

The following table provides a reconciliation of the average number of common shares outstanding used to calculate earnings per common share to the average number of common shares and common share equivalents outstanding used to calculate diluted earnings per share (in thousands):

	Thirteen Weeks Ended
	April 1, 2017	March 26, 2016
Average number of common shares outstanding	41,879	42,395
Incremental shares from assumed exercises of stock options	119	94

Average number of common shares and common share equivalents outstanding	41,998	42,489

For each of the thirteen-week periods ended April 1, 2017 and March 26, 2016, no options outstanding to purchase shares of common stock were antidilutive. Outstanding RSUs were excluded from the calculation of diluted earnings per share for all periods because the performance metric requirements or market condition for vesting had not been satisfied.

(4)	Additional Cash Flow Information

During the 2017 thirteen-week period, Landstar paid income taxes and interest of $5,464,000 and $1,099,000, respectively. During the 2016 thirteen-week period, Landstar paid income taxes and interest of $209,000 and $913,000, respectively. Landstar did not acquire any operating property by entering into capital leases in the 2017 thirteen-week period. Landstar acquired operating property by entering into capital leases in the amount of $11,556,000 in the 2016 thirteen-week period. In addition, during the 2017 thirteen-week period Landstar acquired $945,000 of operating property for which the Company accrued a corresponding liability in accounts payable as of April 1, 2017 related to the completion of a new freight staging and transload facility in Laredo, TX. The Company had unpaid capital expenditure purchases included in accounts payable of $1,988,000 and $5,298,000 at April 1, 2017 and December 31, 2016, respectively. Capital expenditure purchases are recorded as cash outflows from investing activities in the consolidated statement of cash flows in the period in which they are paid.

(5)	Segment Information

The following table summarizes information about the Company’s reportable business segments as of and for the thirteen-week periods ended April 1, 2017 and March 26, 2016 (in thousands):

	Thirteen Weeks Ended
	April 1, 2017			March 26, 2016
	Transportation Logistics	Insurance	Total	Transportation Logistics	Insurance	Total
External revenue	$769,348	$11,560	$780,908	$700,100	$11,544	$711,644
Internal revenue		7,334	7,334		7,231	7,231
Investment income		414	414		380	380
Operating income	44,114	8,220	52,334	39,625	8,307	47,932
Expenditures on long-lived assets	4,978		4,978	828		828
Goodwill	31,134		31,134	31,134		31,134

In the thirteen-week periods ended April 1, 2017 and March 26, 2016, no single customer accounted for more than 10% of the Company’s consolidated revenue.

(6)	Other Comprehensive Income

The following table presents the components of and changes in accumulated other comprehensive income, net of related income taxes, as of and for the thirteen-week period ended April 1, 2017 (in thousands):

	Unrealized Holding (Losses) Gains on Available-for-Sale Securities	Foreign Currency Translation	Total
Balance as of December 31, 2016	$(71)	$(3,018)	$(3,089)
Other comprehensive income	64	137	201

Balance as of April 1, 2017	$(7)	$(2,881)	$(2,888)

Amounts reclassified from accumulated other comprehensive income to investment income due to the realization of previously unrealized gains and losses in the accompanying consolidated statements of income were not significant for the thirteen-week period ended April 1, 2017.

(7)	Investments

Investments include primarily investment-grade corporate bonds and U.S. Treasury obligations having maturities of up to five years (the “bond portfolio”). Investments in the bond portfolio are reported as available-for-sale and are carried at fair value. Investments maturing less than one year from the balance sheet date are included in short-term investments and investments maturing more than one year from the balance sheet date are included in other assets in the consolidated balance sheets. Management performs an analysis of the nature of the unrealized losses on available-for-sale investments to determine whether such losses are other-than-temporary. Unrealized losses, representing the excess of the purchase price of an investment over its fair value as of the end of a period, considered to be other-than-temporary, are to be included as a charge in the statement of income, while unrealized losses considered to be temporary are to be included as a component of shareholders’ equity. Investments whose values are based on quoted market prices in active markets are classified within Level 1. Investments that trade in markets that are not considered to be active, but are valued based on quoted market prices, are classified within Level 2. As Level 2 investments include positions that are not traded in active markets, valuations may be adjusted to reflect illiquidity and/or non-transferability, which are generally based on available market information. Any transfers between levels are recognized as of the beginning of any reporting period. Fair value of the bond portfolio was determined using Level 1 inputs related to U.S. Treasury obligations and money market investments and Level 2 inputs related to investment-grade corporate bonds, asset-backed securities and direct obligations of government agencies. Unrealized losses, net of unrealized gains, on the investments in the bond portfolio were $10,000 and $109,000 at April 1, 2017 and December 31, 2016, respectively.

The amortized cost and fair values of available-for-sale investments are as follows at April 1, 2017 and December 31, 2016 (in thousands):

		Gross	Gross
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
April 1, 2017
Money market investments	$18,410	$—	$—	$18,410
Asset-backed securities	3,847	4	11	3,840
Corporate bonds and direct obligations of government agencies	74,950	191	183	74,958
U.S. Treasury obligations	12,747	—	11	12,736

Total	$109,954	$195	$205	$109,944

December 31, 2016
Money market investments	$12,395	$—	$—	$12,395
Asset-backed securities	4,027	3	19	4,011
Corporate bonds and direct obligations of government agencies	70,069	150	239	69,980
U.S. Treasury obligations	23,037	2	6	23,033

Total	$109,528	$155	$264	$109,419

For those available-for-sale investments with unrealized losses at April 1, 2017 and December 31, 2016, the following table summarizes the duration of the unrealized loss (in thousands):

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
April 1, 2017
Asset-backed securities	$1,268	$2	$2,240	$9	$3,508	$11
Corporate bonds and direct obligations of government agencies	32,190	155	1,377	28	33,567	183
U.S. Treasury obligations	12,736	11	—	—	12,736	11

Total	$46,194	$168	$3,617	$37	$49,811	$205

December 31, 2016
Asset-backed securities	$1,363	$6	$2,314	$13	$3,677	$19
Corporate bonds and direct obligations of government agencies	28,809	195	1,367	44	30,176	239
U.S. Treasury obligations	12,734	6	—	—	12,734	6

Total	$42,906	$207	$3,681	$57	$46,587	$264

The Company believes that unrealized losses on investments were primarily caused by rising interest rates rather than changes in credit quality. The Company expects to recover the amortized cost basis of these securities as it does not intend to sell, and does not anticipate being required to sell, these securities before recovery of the cost basis. For these reasons, the Company does not consider the unrealized losses on these securities to be other-than-temporary at April 1, 2017.

(8)	Commitments and Contingencies

Short-term investments include $62,058,000 in current maturities of investments held by the Company’s insurance segment at April 1, 2017. The non-current portion of the bond portfolio of $47,886,000 is included in other assets. The short-term investments, together with $3,163,000 of non-current investments, provide collateral for the $58,699,000 of letters of credit issued to guarantee payment of insurance claims. As of April 1, 2017, Landstar also had $35,599,000 of additional letters of credit outstanding under the Company’s Credit Agreement.

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

The following table summarizes the effect of the increase in the cost of insurance claims resulting from (favorable) unfavorable development of prior year self-insured claims estimates on operating income, net income and earnings per share amounts in the consolidated statements of income for the thirteen-week periods ended April 1, 2017 and March 26, 2016 (in thousands, except per share amounts):

	Thirteen Weeks Ended
	April 1, 2017	March 26, 2016
Operating income	$(104)	$2,078
Net income	(64)	1,284
Earnings per share	—	$0.03
Diluted earnings per share	—	$0.03

(10)	Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2014-09—Revenue from Contracts with Customers (“ASU 2014-09”). ASU 2014-09 is a comprehensive revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. In adopting ASU 2014-09, companies may use either a full retrospective or a modified retrospective approach. On July 9, 2015, the FASB approved deferring the effective date by one year to December 15, 2017 for annual reporting periods beginning after that date. The FASB also approved permitting early adoption of the standard, but not before the original effective date of December 15, 2016. ASU 2014-09 is not expected to have a material impact, if any, on the Company’s results of operations, financial position and cash flows. The Company is still evaluating the disclosure requirements under this standard.

In February 2016, the FASB issued Accounting Standards Update 2016-02 –Leases (“ASU 2016-02”). ASU 2016-02 requires a company to recognize a right-of-use asset and lease liability for the obligation to make lease payments measured at the present value of the lease payments for all leases with terms greater than twelve months. Companies are required to use a modified retrospective transition approach to recognize leases at the beginning of the earliest period presented. ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018, and interim periods therein, and early adoption is permitted. ASU 2016-02 is not expected to have a material impact on the Company’s financial statements.

In March 2016, the FASB issued Accounting Standards Update 2016-09 –Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which is intended to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods therein. As such, the Company adopted this guidance during the first quarter of 2017 with an effective date of January 1, 2017. As a result of the adoption, the Company recognized excess tax benefits in the consolidated statement of income of $563,000 for the thirteen-week period ended April 1, 2017. Prior period amounts have not been reclassified.

In June 2016, the FASB issued Accounting Standards Update 2016-13–Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which requires measurement and recognition of expected versus incurred credit losses for financial assets held. ASU 2016-13 is effective for annual periods beginning after December  15, 2019, and interim periods therein. The Company is currently evaluating the impact of ASU 2016-13 on its financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the interim consolidated financial statements and notes thereto included herein, and with the Company’s audited financial statements and notes thereto for the fiscal year ended December 31, 2016 and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 2016 Annual Report on Form 10-K.

FORWARD-LOOKING STATEMENTS

The following is a “safe harbor” statement under the Private Securities Litigation Reform Act of 1995. Statements contained in this document that are not based on historical facts are “forward-looking statements.” This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Form 10-Q contain forward-looking statements, such as statements which relate to Landstar’s business objectives, plans, strategies and expectations. Terms such as “anticipates,” “believes,” “estimates,” “intention,” “expects,” “plans,” “predicts,” “may,” “should,” “could,” “will,” the negative thereof and similar expressions are intended to identify forward-looking statements. Such statements are by nature subject to uncertainties and risks, including but not limited to: an increase in the frequency or severity of accidents or other claims; unfavorable development of existing accident claims; dependence on third party insurance companies; dependence on independent commission sales agents; dependence on third party capacity providers; decreased demand for transportation services; U.S. foreign trade relationships; substantial industry competition; disruptions or failures in the Company’s computer systems; cyber and other information security incidents; dependence on key vendors; changes in fuel taxes; status of independent contractors; regulatory and legislative changes; regulations focused on diesel emissions and other air quality matters; catastrophic loss of a Company facility; intellectual property; unclaimed property; and other operational, financial or legal risks or uncertainties detailed in Landstar’s Form 10-K for the 2016 fiscal year, described in Item 1A “Risk Factors”, in this report or in Landstar’s other Securities and Exchange Commission filings from time to time. These risks and uncertainties could cause actual results or events to differ materially from historical results or those anticipated. Investors should not place undue reliance on such forward-looking statements and the Company undertakes no obligation to publicly update or revise any forward-looking statements.

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

The transportation logistics segment provides a wide range of integrated transportation management solutions. Transportation services offered by the Company include truckload and less-than-truckload transportation, rail intermodal, air cargo, ocean cargo, expedited ground and air delivery of time-critical freight, heavy-haul/specialized, U.S.-Canada and U.S.-Mexico cross-border, project cargo and customs brokerage. Examples of the industries serviced by the transportation logistics segment include automotive products, building products, metals, chemicals, foodstuffs, heavy machinery, retail, electronics, ammunition and explosives and military equipment. In addition, the transportation logistics segment provides transportation services to other transportation companies, including third party logistics and less-than-truckload service providers. Each of the independent commission sales agents has the opportunity to market all of the services provided by the transportation logistics segment. Billings for freight transportation services are typically charged to customers on a per shipment basis for the physical transportation of freight and are referred to as transportation revenue. During the thirteen weeks ended April 1, 2017, revenue generated by BCO Independent Contractors, Truck Brokerage Carriers and railroads represented approximately 47%, 46% and 3%, respectively, of the Company’s consolidated revenue. Collectively, revenue generated by air and ocean cargo carriers represented approximately 3% of the Company’s consolidated revenue in the thirteen-week period ended April 1, 2017.

The insurance segment is comprised of Signature Insurance Company, a wholly owned offshore insurance subsidiary (“Signature”), and Risk Management Claim Services, Inc. This segment provides risk and claims management services to certain of Landstar’s operating subsidiaries. In addition, it reinsures certain risks of the Company’s BCO Independent Contractors and provides certain property and casualty insurance directly to certain of Landstar’s operating subsidiaries. Revenue at the insurance segment represents reinsurance premiums from third party insurance companies that provide insurance programs to BCO Independent Contractors where all or a portion of the risk is ultimately borne by Signature. Revenue at the insurance segment represented approximately 1% of the Company’s consolidated revenue for the thirteen-week period ended April 1, 2017.

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

While customer demand, which is subject to overall economic conditions, ultimately drives increases or decreases in revenue, the Company primarily relies on its independent commission sales agents to establish customer relationships and generate revenue opportunities. Management’s emphasis with respect to revenue growth is on revenue generated by independent commission sales agents who on an annual basis generate $1 million or more of Landstar revenue (“Million Dollar Agents”). Management believes future revenue growth is primarily dependent on its ability to increase both the revenue generated by Million Dollar Agents and the number of Million Dollar Agents through a combination of recruiting new agents and increasing the revenue opportunities generated by existing independent commission sales agents. During the 2016 fiscal year, 502 independent commission sales agents generated $1 million or more of Landstar revenue and thus qualified as Million Dollar Agents. During the 2016 fiscal year, the average revenue generated by a Million Dollar Agent was $5,831,000 and revenue generated by Million Dollar Agents in the aggregate represented 92% of consolidated revenue.

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

	Thirteen Weeks Ended
	April 1, 2017	March 26, 2016
Revenue generated through (in thousands):
Truck transportation
Truckload:
Van equipment	$469,783	$428,193
Unsided/platform equipment	237,177	209,422
Less-than-truckload	19,857	17,477

Total truck transportation	726,817	655,092
Rail intermodal	22,842	26,108
Ocean and air cargo carriers	19,590	18,808
Other (1)	11,659	11,636

	$780,908	$711,644

Revenue on loads hauled via BCO Independent Contractors included in total truck transportation	$364,908	$334,278

Number of loads:
Truck transportation
Truckload:
Van equipment	298,066	269,040
Unsided/platform equipment	111,185	102,742
Less-than-truckload	29,919	26,898

Total truck transportation	439,170	398,680
Rail intermodal	10,650	12,030
Ocean and air cargo carriers	5,730	4,560

	455,550	415,270

Loads hauled via BCO Independent Contractors included in total truck transportation	218,230	197,670

Revenue per load:
Truck transportation
Truckload:
Van equipment	$1,576	$1,592
Unsided/platform equipment	2,133	2,038
Less-than-truckload	664	650
Total truck transportation	1,655	1,643
Rail intermodal	2,145	2,170
Ocean and air cargo carriers	3,419	4,125

Revenue per load on loads hauled via BCO Independent Contractors	$1,672	$1,691

Revenue by capacity type (as a % of total revenue):
Truck capacity providers:
BCO Independent Contractors	47%	47%
Truck Brokerage Carriers	46%	45%
Rail intermodal	3%	4%
Ocean and air cargo carriers	3%	3%
Other	1%	2%

(1)	Includes primarily reinsurance premium revenue generated by the insurance segment.

Also critical to the Company’s success is its ability to secure capacity, particularly truck capacity, at rates that allow the Company to profitably transport customers’ freight. The following table summarizes the number of available truck capacity providers on the dates indicated:

	April 1, 2017	March 26, 2016
BCO Independent Contractors	8,772	8,889
Truck Brokerage Carriers:
Approved and active (1)	31,566	29,523
Other approved	15,889	15,748

	47,455	45,271

Total available truck capacity providers	56,227	54,160

Trucks provided by BCO Independent Contractors	9,370	9,497

(1)	Active refers to Truck Brokerage Carriers who moved at least one load in the 180 days immediately preceding the fiscal quarter end.

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

In general, gross profit margin on revenue generated by BCO Independent Contractors represents a fixed percentage of revenue due to the nature of the contracts that pay a fixed percentage of revenue to both the BCO Independent Contractors and independent commission sales agents. For revenue generated by Truck Brokerage Carriers, gross profit margin is either fixed or variable as a percent of revenue, depending on the contract with each individual independent commission sales agent. Under certain contracts with independent commission sales agents, the Company retains a fixed percentage of revenue and the agent retains the amount remaining less the cost of purchased transportation (the “retention contracts”). Gross profit margin on revenue generated by railroads, air cargo carriers, ocean cargo carriers and Truck Brokerage Carriers, other than those under retention contracts, is variable in nature as the Company’s contracts with independent commission sales agents provide commissions to agents at a contractually agreed upon percentage of net revenue for these type of loads. Approximately 54% of the Company’s consolidated revenue in the thirteen-week period ended April 1, 2017 was generated under contracts that have a fixed gross profit margin while 46% was under contracts that have a variable gross profit margin.

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

During the thirteen-week period ended April 1, 2017, employee compensation and benefits accounted for approximately seventy percent of the Company’s selling, general and administrative costs.

Depreciation and amortization primarily relate to depreciation of trailing equipment and information technology hardware and software.

The following table sets forth the percentage relationship of purchased transportation and commissions to agents, both being direct costs, to revenue and indirect costs as a percentage of gross profit for the periods indicated:

	Thirteen Weeks Ended
	April 1, 2017	March 26, 2016
Revenue	100.0%	100.0%

Purchased transportation	76.3	75.9
Commissions to agents	8.2	8.3

Gross profit margin	15.6%	15.8%

Gross profit	100.0%	100.0%
Investment income	0.3	0.3
Indirect costs and expenses:
Other operating costs, net of gains on asset sales/dispositions	5.7	6.6
Insurance and claims	11.9	12.7
Selling, general and administrative	31.5	30.8
Depreciation and amortization	8.2	7.5

Total costs and expenses	57.3	57.6

Operating margin	43.0%	42.7%

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

THIRTEEN WEEKS ENDED APRIL 1, 2017 COMPARED TO THIRTEEN WEEKS ENDED MARCH 26, 2016

Revenue for the 2017 thirteen-week period was $780,908,000, an increase of $69,264,000, or 10%, compared to the 2016 thirteen-week period. Transportation revenue increased $69,248,000, or 10%. The increase in transportation revenue was attributable to an increased number of loads hauled of approximately 10%, while revenue per load was approximately equal to the prior year period. Reinsurance premiums were $11,560,000 and $11,544,000 for the 2017 and 2016 thirteen-week periods, respectively.

Truck transportation revenue generated by BCO Independent Contractors and Truck Brokerage Carriers (together, the “third party truck capacity providers”) for the 2017 thirteen-week period was $726,817,000, or 93% of total revenue, an increase of $71,725,000, or 11%, compared to the 2016 thirteen-week period. The number of loads hauled by third party truck capacity providers increased approximately 10% in the 2017 thirteen-week period compared to the 2016 thirteen-week period, and revenue per load increased approximately 1% compared to the 2016 thirteen-week period. The increases in the number of loads hauled via truck on van and unsided/platform equipment and less-than-truckload loadings compared to the 2016 thirteen-week period were all due to a broad-based increase in demand across many customers and industries for Landstar’s various truck service offerings. The increase in revenue per load on loads hauled via truck of 1% was due to an increase in the percentage of revenue contributed by heavy/specialized equipment, which typically has a higher revenue per load, an increase in heavy/specialized revenue per load and the impact of higher diesel fuel costs on loads hauled via Truck Brokerage Carriers, partially offset by the impact of a 1% decrease in revenue per load on loads hauled by van equipment. Fuel surcharges billed to customers on revenue generated by BCO Independent Contractors are excluded from revenue. Fuel surcharges on Truck Brokerage Carrier revenue identified separately in billings to customers and included as a component of Truck Brokerage Carrier revenue were $15,062,000 and $11,988,000 in the 2017 and 2016 thirteen-week periods, respectively. It should be noted that many customers of truck brokerage services require a single all-in rate that does not separately identify fuel surcharge. Accordingly, the overall impact of changes in fuel prices on revenue and revenue per load on loads hauled via truck is likely to be greater than that indicated.

Transportation revenue generated by rail intermodal, air cargo and ocean cargo carriers (collectively, the “multimode capacity providers”) for the thirteen-week period ended April 1, 2017, was $42,432,000, or 5% of total revenue, a decrease of $2,484,000, or 6%, compared to the 2016 thirteen-week period. The number of loads hauled by multimode capacity providers in the 2017 thirteen-week period decreased approximately 1% compared to the 2016 thirteen-week period and revenue per load on revenue generated by multimode capacity providers decreased approximately 4% over the same period. The decrease in loads hauled by multimode capacity providers was primarily due to an 11% decrease in rail intermodal loads, entirely attributable to decreased loadings at two specific agencies, partially offset by a 26% increase in loads hauled by air and ocean cargo carriers. The 26% increase in loads hauled by air and ocean cargo carriers was broad-based across many customers. While revenue per load on loads hauled by multimode capacity providers decreased for all modes, the decrease of 4% was primarily driven by a decrease in revenue per load generated by ocean cargo carriers. Also, revenue per load on revenue generated by multimode capacity providers is influenced by many factors, including revenue mix among the various modes of transportation used, length of haul, complexity of freight, density of freight lanes, fuel costs and availability of capacity.

Purchased transportation was 76.3% and 75.9% of revenue in the 2017 and 2016 thirteen-week periods, respectively. The increase in purchased transportation as a percentage of revenue was primarily due to an increased rate of purchased transportation paid to Truck Brokerage Carriers. Commissions to agents were 8.2% and 8.3% of revenue in the 2017 and 2016 thirteen-week periods, respectively. The decrease in commissions to agents as a percentage of revenue was primarily attributable to a decreased net revenue margin on revenue generated by Truck Brokerage Carriers.

Investment income was $414,000 and $380,000 in the 2017 and 2016 thirteen-week periods, respectively.

Other operating costs decreased $510,000 in the 2017 thirteen-week period compared to the 2016 thirteen-week period and represented 5.7% of gross profit in the 2017 period compared to 6.6% of gross profit in the 2016 period. The decrease in other operating costs compared to the prior year was primarily due to decreased trailing equipment maintenance costs due to a lower average age of the Company-owned trailer fleet, partially offset by decreased gains on sales of used trailing equipment. The decrease in other operating costs as a percentage of gross profit was caused by the decrease in other operating costs and the effect of increased gross profit.

Insurance and claims increased $300,000 in the 2017 thirteen-week period compared to the 2016 thirteen-week period and represented 11.9% of gross profit in the 2017 period compared to 12.7% of gross profit in the 2016 period. The increase in insurance and claims expense compared to prior year was due to increased severity of current year claims in the 2017 period and increased insurance premiums on the Company’s commercial trucking liability coverage, partially offset by net favorable development of prior years’ claims in the 2017 period. Favorable development of prior years’ claims was $104,000 in the 2017 thirteen-week period, while unfavorable development of prior years’ claims was $2,078,000 in the 2016 thirteen-week period. The decrease in insurance and claims as a percent of gross profit was caused by the effect of increased gross profit, partially offset by the increase in insurance and claims costs.

Selling, general and administrative costs increased $3,709,000 in the 2017 thirteen-week period compared to the 2016 thirteen-week period and represented 31.5% of gross profit in the 2017 period compared to 30.8% of gross profit in the 2016 period. The increase in selling, general and administrative costs compared to prior year was attributable to an increased provision for bonuses under the Company’s incentive compensation plan and increased professional fees. The increase in selling, general and administrative costs as a percent of gross profit was due primarily to the increase in selling, general and administrative costs, partially offset by the effect of increased gross profit.

Depreciation and amortization increased $1,496,000 in the 2017 thirteen-week period compared to the 2016 thirteen-week period and represented 8.2% of gross profit in the 2017 period compared to 7.5% of gross profit in the 2016 period. The increase in depreciation and amortization expenses was due to an increased number of owned trailers in response to increased customer demand for the Company’s drop and hook services and a lower average age of the trailer fleet during the 2017 period as compared to the 2016 thirteen-week period. The increase in depreciation and amortization as a percentage of gross profit was primarily due to the increased depreciation costs, partially offset by the effect of increased gross profit.

Interest and debt expense in the 2017 thirteen-week period increased $194,000 compared to the 2016 thirteen-week period. The increase in interest and debt expense was primarily attributable to increased interest related to capital lease obligations as the Company increased its number of owned trailers in response to customer demand.

The provisions for income taxes for both the 2017 and 2016 thirteen-week periods were based on estimated annual effective income tax rates of 38.2%, adjusted for discrete events, such as benefits resulting from disqualifying dispositions of the Company’s common stock by employees who obtained the stock through exercises of incentive stock options. The effective income tax rates for the 2017 and 2016 thirteen-week periods were 36.8% and 38.0%, respectively, which were higher than the statutory federal income tax rate primarily as a result of state taxes, the meals and entertainment exclusion and non-deductible stock compensation expense. The effective income tax rate in the 2017 thirteen-week period of 36.8% was less than the 38.2% estimated annual effective income tax rate primarily due to excess tax benefits recognized on stock-based compensation arrangements resulting from the Company’s adoption of ASU 2016-09 during the first fiscal quarter of 2017 and disqualifying dispositions of the Company’s common stock by employees who obtained the stock through the exercises of incentive stock options in the 2017 period. The effective income tax rate in the 2016 thirteen-week period of 38.0% was less than the 38.2% estimated annual effective income tax rate primarily due to disqualifying dispositions of the Company’s common stock by employees who obtained the stock through exercises of incentive stock options in the 2016 period.

Net income was $32,383,000, or $0.77 per common share ($0.77 per diluted share), in the 2017 thirteen-week period. Net income was $29,184,000, or $0.69 per common share ($0.69 per diluted share), in the 2016 thirteen-week period.

CAPITAL RESOURCES AND LIQUIDITY

Working capital and the ratio of current assets to current liabilities were $380,369,000 and 2.0 to 1, respectively, at April 1, 2017, compared with $357,096,000 and 1.9 to 1, respectively, at December 31, 2016. Landstar has historically operated with current ratios within the range of 1.5 to 1 to 2.0 to 1. Cash provided by operating activities was $61,948,000 in the 2017 thirteen-week period compared with $72,038,000 in the 2016 thirteen-week period. The decrease in cash flow provided by operating activities was primarily attributable to the timing of collections of trade receivables.

The Company declared and paid $0.09 per share, or $3,770,000 in the aggregate, in cash dividends during the thirteen-week period ended April 1, 2017. The Company declared and paid $0.08 per share, or $3,396,000 in the aggregate, in cash dividends during the thirteen-week period ended March 26, 2016. During the thirteen-week period ended April 1, 2017, the Company did not purchase any shares of its common stock. As of April 1, 2017, the Company may purchase up to 1,036,125 shares of its common stock under its authorized stock purchase program. Long-term debt, including current maturities, was $125,896,000 at April 1, 2017, $12,408,000 lower than at December 31, 2016.

Shareholders’ equity was $573,743,000, or 82% of total capitalization (defined as long-term debt including current maturities plus equity), at April 1, 2017, compared to $542,557,000, or 80% of total capitalization, at December 31, 2016. The increase in equity was primarily a result of net income, partially offset by dividends declared by the Company in the 2017 thirteen-week period.

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

At April 1, 2017, the Company had no borrowings outstanding and $35,599,000 of letters of credit outstanding under the Credit Agreement. At April 1, 2017, there was $214,401,000 available for future borrowings under the Credit Agreement. In addition, the Company has $58,699,000 in letters of credit outstanding as collateral for insurance claims that are secured by investments totaling $65,221,000 at April 1, 2017. Investments, all of which are carried at fair value, include primarily investment-grade bonds and U.S. Treasury obligations having maturities of up to five years. Fair value of investments is based primarily on quoted market prices. See Notes to Consolidated Financial Statements included herein for further discussion on measurement of fair value of investments.

Historically, the Company has generated sufficient operating cash flow to meet its debt service requirements, fund continued growth, both organic and through acquisitions, complete or execute share purchases of its common stock under authorized share purchase programs, pay dividends and meet working capital needs. As an asset-light provider of integrated transportation management solutions, the Company’s annual capital requirements for operating property are generally for trailing equipment and information technology hardware and software. In addition, a significant portion of the trailing equipment used by the Company is provided by third party capacity providers, thereby reducing the Company’s capital requirements. During the 2017 thirteen-week period, the Company purchased $4,978,000 of operating property. Included in the $4,978,000 of purchases of operating property during the 2017 thirteen-week period is $4,255,000 related to a new freight staging and transload facility in Laredo, Texas for which the Company accrued a corresponding liability in accounts payable as of December 31, 2016. Landstar also acquired $945,000 of operating property relating to the completion of the Laredo property for which the Company accrued a corresponding liability in accounts payable as of April 1, 2017. Landstar anticipates acquiring either by purchase or lease financing during the remainder of fiscal year 2017 approximately $42,000,000 in operating property, consisting primarily of new trailing equipment to replace older trailing equipment and information technology equipment.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The allowance for doubtful accounts for both trade and other receivables represents management’s estimate of the amount of outstanding receivables that will not be collected. Historically, management’s estimates for uncollectible receivables have been materially correct. Although management believes the amount of the allowance for both trade and other receivables at April 1, 2017 is appropriate, a prolonged period of low or no economic growth may adversely affect the collection of these receivables. In addition, liquidity concerns and/or unanticipated bankruptcy proceedings at any of the Company’s larger customers in which the Company is carrying a significant receivable could result in an increase in the provision for uncollectible receivables and have a significant impact on the Company’s results of operations in a given quarter or year. However, it is not expected that an uncollectible accounts receivable resulting from an individual customer would have a significant impact on the Company’s financial condition. Conversely, a more robust economic environment or the recovery of a previously provided for uncollectible receivable from an individual customer may result in the realization of some portion of the estimated uncollectible receivables.

Landstar provides for the estimated costs of self-insured claims primarily on an actuarial basis. The amount recorded for the estimated liability for claims incurred is based upon the facts and circumstances known on the applicable balance sheet date. The ultimate resolution of these claims may be for an amount greater or less than the amount estimated by management. The Company continually revises its existing claim estimates as new or revised information becomes available on the status of each claim. Historically, the Company has experienced both favorable and unfavorable development of prior years’ claims estimates. During the 2017 and 2016 thirteen-week periods, insurance and claims costs included $104,000 of net favorable and $2,078,000 of net unfavorable adjustments to prior years’ claims estimates, respectively. It is reasonably likely that the ultimate outcome of settling all outstanding claims will be more or less than the estimated claims reserve at April 1, 2017.

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

Depending upon the specific type of borrowing, borrowings under the Credit Agreement bear interest based on either (a) the prime rate, (b) the Federal Reserve Bank of New York rate plus 0.5% or (c) the London Interbank Offered Rate, plus 1.25%. As of April 1, 2017 and during the entire 2017 first quarter, the Company had no borrowings outstanding under the Credit Agreement.

Long-term investments, all of which are available-for-sale and are carried at fair value, include primarily investment-grade bonds and U.S. Treasury obligations having maturities of up to five years. Assuming that the long-term portion of investments remains at $47,886,000, the balance at April 1, 2017, a hypothetical increase or decrease in interest rates of 100 basis points would not have a material impact on future earnings on an annualized basis. Short-term investments consist of short-term investment-grade instruments and the current maturities of investment-grade corporate bonds and U.S. Treasury obligations. Accordingly, any future interest rate risk on these short-term investments would not be material to the Company’s operating results.

Assets and liabilities of the Company’s Canadian operations are translated from their functional currency to U.S. dollars using exchange rates in effect at the balance sheet date and revenue and expense accounts are translated at average monthly exchange rates during the period. Adjustments resulting from the translation process are included in accumulated other comprehensive income. Transactional gains and losses arising from receivable and payable balances, including intercompany balances, in the normal course of business that are denominated in a currency other than the functional currency of the operation are recorded in the statements of income when they occur. The assets held at the Company’s Canadian subsidiary at April 1, 2017 were, as translated to U.S. dollars, approximately 1% of total consolidated assets. Accordingly, any translation gain or loss related to the Canadian operation would not be material.

Item 4. Controls and Procedures

As of the end of the period covered by this quarterly report on Form 10-Q, an evaluation was carried out, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended). Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of April 1, 2017 to provide reasonable assurance that information required to be disclosed by the Company in reports that it filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There were no significant changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended April 1, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

For a discussion identifying additional risk factors and other important factors that could cause actual results to differ materially from those anticipated, see the discussions under Part I, Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Notes to Consolidated Financial Statements” in this Quarterly Report on Form 10-Q.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Company

The Company did not purchase any shares of its common stock during the period from January 1, 2017 to April 1, 2017, the Company’s first fiscal quarter.

On May 19, 2015, the Landstar System, Inc. Board of Directors authorized the Company to increase the number of shares of the Company’s common stock that the Company is authorized to purchase from time to time in the open market and in privately negotiated transactions under a previously announced purchase program to 3,000,000 shares. As of April 1, 2017, the Company has authorization to purchase 1,036,125 shares of its common stock under this program. No specific expiration date has been assigned to the May 19, 2015 authorization.

Dividends

During the thirteen-week period ended April 1, 2017, Landstar paid dividends as follows:

Dividend Amount per Share	Declaration Date	Record Date	Payment Date

$0.09	January 30, 2017	February 20, 2017	March 17, 2017

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

LANDSTAR SYSTEM, INC.

Date: May 5, 2017	/s/ James B. Gattoni
James B. Gattoni
President and
Chief Executive Officer

Date: May 5, 2017	/s/ L. Kevin Stout
L. Kevin Stout
Vice President and
Chief Financial Officer