Form 10-Q
period 2017-09-30
LANDSTAR SYSTEM INC
filed 2017-11-03
CIK 853816

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Yes  ☐    No  ☑

The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of the close of business on October 23, 2017 was 41,965,797.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The interim consolidated financial statements contained herein reflect all adjustments (all of a normal, recurring nature) which, in the opinion of management, are necessary for a fair statement of the financial condition, results of operations, cash flows and changes in equity for the periods presented. They have been prepared in accordance with Rule 10-01 of Regulation S-X and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the thirty-nine weeks ended September 30, 2017 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 30, 2017.

These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s 2016 Annual Report on Form 10-K.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

(Unaudited)

	September 30, 2017	December 31, 2016
ASSETS
Current Assets
Cash and cash equivalents	$249,741	$178,897
Short-term investments	45,687	66,560
Trade accounts receivable, less allowance of $6,163 and $5,161	546,826	463,102
Other receivables, including advances to independent contractors, less allowance of $6,306 and $5,523	18,704	18,567
Other current assets	16,925	10,281

Total current assets	877,883	737,407

Operating property, less accumulated depreciation and amortization of $210,018 and $190,374	261,465	272,843
Goodwill	39,914	31,134
Other assets	84,077	55,207

Total assets	$1,263,339	$1,096,591

LIABILITIES AND EQUITY
Current Liabilities
Cash overdraft	$33,853	$36,251
Accounts payable	269,389	219,409
Current maturities of long-term debt	40,610	45,047
Insurance claims	34,211	26,121
Other current liabilities	68,854	53,483

Total current liabilities	446,917	380,311

Long-term debt, excluding current maturities	76,792	93,257
Insurance claims	32,804	26,883
Deferred income taxes and other noncurrent liabilities	52,853	53,583
Equity
Landstar System, Inc. and subsidiary shareholders’ equity
Common stock, $0.01 par value, authorized 160,000,000 shares, issued 67,715,290 and 67,585,675 shares	677	676
Additional paid-in capital	205,396	199,414
Retained earnings	1,613,590	1,512,993
Cost of 25,749,493 and 25,747,541 shares of common stock in treasury	(1,167,600)	(1,167,437)
Accumulated other comprehensive loss	(1,708)	(3,089)

Total Landstar System, Inc. and subsidiary shareholders’ equity	650,355	542,557
Noncontrolling interest	3,618	—

Total equity	653,973	542,557

Total liabilities and equity	$1,263,339	$1,096,591

See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share amounts)

(Unaudited)

	Thirty Nine Weeks Ended		Thirteen Weeks Ended
	September 30, 2017	September 24, 2016	September 30, 2017	September 24, 2016
Revenue	$2,594,772	$2,274,805	$943,430	$787,938
Investment income	1,733	1,100	711	357
Costs and expenses:
Purchased transportation	1,989,938	1,730,745	726,827	601,002
Commissions to agents	210,678	189,075	76,598	65,144
Other operating costs, net of gains on asset sales/dispositions	22,497	21,484	8,097	7,492
Insurance and claims	46,333	42,795	17,927	12,488
Selling, general and administrative	123,179	106,211	43,995	34,692
Depreciation and amortization	29,961	26,109	10,130	9,016

Total costs and expenses	2,422,586	2,116,419	883,574	729,834

Operating income	173,919	159,486	60,567	58,461
Interest and debt expense	2,559	2,725	657	948

Income before income taxes	171,360	156,761	59,910	57,513
Income taxes	59,047	58,985	17,490	21,235

Net income	112,313	97,776	42,420	36,278
Less: Net loss attributable to noncontrolling interest	(23)	—	(23)	—

Net income attributable to Landstar System, Inc. and subsidiary	$112,336	$97,776	$42,443	$36,278

Earnings per common share attributable to Landstar System, Inc. and subsidiary	$2.68	$2.32	$1.01	$0.86

Diluted earnings per share attributable to Landstar System, Inc. and subsidiary	$2.67	$2.31	$1.01	$0.86

Average number of shares outstanding:
Earnings per common share	41,924,000	42,223,000	41,957,000	42,039,000

Diluted earnings per share	42,013,000	42,341,000	42,028,000	42,170,000

Dividends per common share	$0.28	$0.25	$0.10	$0.09

See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

(Unaudited)

	Thirty Nine Weeks Ended		Thirteen Weeks Ended
	September 30, 2017	September 24, 2016	September 30, 2017	September 24, 2016
Net income attributable to Landstar System, Inc. and subsidiary	$112,336	$97,776	$42,443	$36,278
Other comprehensive income:
Unrealized holding gains (losses) on available-for-sale investments, net of tax expense (benefit) of $136, $198, $47 and ($19)	251	363	86	(34)
Foreign currency translation gains (losses)	1,130	656	545	(181)

Other comprehensive income (loss)	1,381	1,019	631	(215)

Comprehensive income attributable to Landstar System, Inc. and subsidiary	$113,717	$98,795	$43,074	$36,063

See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Thirty Nine Weeks Ended
	September 30, 2017	September 24, 2016
OPERATING ACTIVITIES
Net income	$112,313	$97,776
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of operating property and intangible assets	29,961	26,109
Non-cash interest charges	189	175
Provisions for losses on trade and other accounts receivable	5,643	4,076
Gains on sales/disposals of operating property	(900)	(3,221)
Deferred income taxes, net	(708)	8,925
Stock-based compensation	3,660	2,718
Changes in operating assets and liabilities:
(Increase) decrease in trade and other accounts receivable	(89,504)	50,957
(Increase) decrease in other assets	(8,671)	3,820
Increase (decrease) in accounts payable	53,290	(25,074)
Increase (decrease) in other liabilities	12,980	(5,436)
Increase in insurance claims	14,011	10,472

NET CASH PROVIDED BY OPERATING ACTIVITIES	132,264	171,297

INVESTING ACTIVITIES
Sales and maturities of investments	42,917	30,580
Purchases of investments	(44,423)	(31,938)
Purchases of operating property	(8,800)	(17,833)
Proceeds from sales of operating property	3,594	8,622
Consideration paid for acquisitions	(8,199)	—

NET CASH USED BY INVESTING ACTIVITIES	(14,911)	(10,569)

FINANCING ACTIVITIES
Decrease in cash overdraft	(2,398)	(7,884)
Dividends paid	(11,739)	(10,572)
Payment for debt issue costs	—	(1,048)
Proceeds from exercises of stock options	2,531	1,440
Taxes paid in lieu of shares issued related to stock-based compensation plans	(371)	(1,715)
Excess tax benefits from stock-based awards	—	343
Purchases of common stock	—	(50,516)
Principal payments on capital lease obligations	(35,662)	(35,147)

NET CASH USED BY FINANCING ACTIVITIES	(47,639)	(105,099)

Effect of exchange rate changes on cash and cash equivalents	1,130	656

Increase in cash and cash equivalents	70,844	56,285
Cash and cash equivalents at beginning of period	178,897	114,520

Cash and cash equivalents at end of period	$249,741	$170,805

See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

Thirty Nine Weeks Ended September 30, 2017

(Dollars in thousands)

(Unaudited)

	Landstar System, Inc. and Subsidiary Shareholders
	Common Stock		Additional Paid-In	Retained	Treasury Stock at Cost		Accumulated Other Comprehensive	Non- controlling
	Shares	Amount	Capital	Earnings	Shares	Amount	(Loss) Income	Interests	Total
Balance December 31, 2016	67,585,675	$676	$199,414	$1,512,993	25,747,541	$(1,167,437)	$(3,089)	—	$542,557
Net income (loss)				112,336				(23)	112,313
Dividends ($0.28 per share)				(11,739)					(11,739)
Issuance of stock related to stock-based compensation plans	129,615	1	2,322		1,952	(163)			2,160
Stock-based compensation			3,660						3,660
Other comprehensive income							1,381		1,381
Acquired business and noncontrolling interests								3,641	3,641

Balance September 30, 2017	67,715,290	$677	$205,396	$1,613,590	25,749,493	$(1,167,600)	$(1,708)	$3,618	$653,973

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

Landstar owns, through various subsidiaries, a controlling interest in Landstar Metro, S.A.P.I. de C.V., a transportation logistics company (“Landstar Metro”), and Landstar Metro Servicios S.A.P.I. de C.V., a services company (“Landstar Servicios”), each based in Mexico City, Mexico. Given Landstar’s controlling interest in each of Landstar Metro and Landstar Servicios, the accounts of Landstar Metro and Landstar Servicios have been consolidated herein and a noncontrolling interest has been recorded for the noncontrolling investors’ interests in the net assets and operations of Landstar Metro and Landstar Servicios.

(1) Acquired Business and Noncontrolling Interests

During 2017, the Company incorporated each of Landstar Metro and Landstar Servicios. On September 20, 2017, Landstar Metro acquired substantially all of the assets of the asset-light transportation logistics business of Fletes Avella, S.A. de C.V., a Mexican transportation logistics company. Cash consideration paid in the quarter for the acquisition was approximately $8,199,000. In addition, the Company assumed approximately $2,200,000 in liabilities consisting of additional contingent purchase price and associated indirect taxes. In connection with the acquisition, individuals affiliated with the seller subscribed in the aggregate for a 30% equity interest in each of Landstar Metro and Landstar Servicios. The asset acquisition by Landstar Metro was accounted for as a business combination in accordance with Accounting Standards Codification 805, Business Combinations (“ASC 805”). The resulting goodwill arising from the acquisition was approximately $8,800,000. With respect to this goodwill, 70% is expected to be deductible by the Company for U.S. income tax purposes, and following the purchase of the noncontrolling interests by the Company, up to 100% of this goodwill would be expected to be deductible by the Company. Pro forma financial information for prior periods is not presented as the Company does not believe the acquisition to be material to our consolidated results. The results of operations from Landstar Metro and Landstar Servicios are presented as part of the Company’s transportations logistics segment. It is not anticipated that Landstar Metro and Landstar Servicios will have a material effect on the revenue and earnings of the Company for the remainder of fiscal year 2017. During the thirty-nine-week period ended September 30, 2017, the Company incurred approximately $1,000,000, or $0.01 per common share ($0.01 per diluted share), in one-time costs related to the completion of the acquisition and subscription of the non-controlling interests.

As it relates to the noncontrolling interests of Landstar Metro and Landstar Servicios, the Company has the option to purchase, and the minority equityholders have the option to sell, during the period commencing on the third anniversary of September 20, 2017, the closing date of the subscription by the minority equityholders (the “Closing Date”), and at any time after the fourth anniversary of the Closing Date, at fair value all but not less than all of the noncontrolling interests in Landstar Metro and Landstar Servicios. The noncontrolling interests are also subject to customary restrictions on transfer, including a right of first refusal in favor of the Company.

(2) Share-based Payment Arrangements

As of September 30, 2017, the Company had two employee equity incentive plans, the 2002 employee stock option and stock incentive plan (the “ESOSIP”) and the 2011 equity incentive plan (the “2011 EIP”). No further grants can be made under the ESOSIP. The Company also has a stock compensation plan for members of its Board of Directors, the Amended and Restated 2013 Directors Stock Compensation Plan (as amended and restated as of May 17, 2016, the “2013 DSCP”). 6,000,000 shares of the Company’s common stock were authorized for issuance under the 2011 EIP and 115,000 shares of the Company’s common stock were authorized for issuance under the 2013 DSCP. The ESOSIP, 2011 EIP and 2013 DSCP are each referred to herein as a “Plan,” and, collectively, as the “Plans.” Amounts recognized in the financial statements with respect to these Plans are as follows (in thousands):

	Thirty Nine Weeks Ended		Thirteen Weeks Ended
	September 30, 2017	September 24, 2016	September 30, 2017	September 24, 2016
Total cost of the Plans during the period	$3,660	$2,718	$1,423	$652
Amount of related income tax benefit recognized during the period	(2,492)	(1,128)	(678)	(292)

Net cost of the Plans during the period	$1,168	$1,590	$745	$360

Included in income tax benefits recognized in the thirty-nine-week periods ended September 30, 2017 and September 24, 2016 were income tax benefits of $310,000 and $261,000, respectively, recognized on disqualifying dispositions of the Company’s common stock by employees who obtained shares of common stock through exercises of incentive stock options. Also included in income tax benefits recognized in the thirty-nine-week period ended September 30, 2017 were excess tax benefits from stock-based awards of $868,000, as required by the Company’s adoption of Accounting Standards Update 2016-09 during the first fiscal quarter of 2017. See Note 11, Recent Accounting Pronouncements, for further information.

As of September 30, 2017, there were 78,682 shares of the Company’s common stock reserved for issuance under the 2013 DSCP and 4,725,200 shares of the Company’s common stock reserved for issuance in the aggregate under the ESOSIP and 2011 EIP.

Restricted Stock Units

The following table summarizes information regarding the Company’s outstanding restricted stock unit (“RSU”) awards with either a performance condition or a market condition under the Plans:

	Number of RSUs	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2016	378,238	$50.46
Granted	67,769	$76.85
Forfeited	(58,779)	$46.00

Outstanding at September 30, 2017	387,228	$55.75

During the thirty-nine-week period ended September 30, 2017, the Company granted RSUs with a performance condition. RSUs with a performance condition granted on February 2, 2017 may vest on January 31 of 2020, 2021 and 2022 based on growth in operating income and diluted earnings per share from continuing operations attributable to Landstar System, Inc. and subsidiary as compared to the results from the 2016 fiscal year. Outstanding RSUs at both December 31, 2016 and September 30, 2017 include RSUs with a performance condition and RSUs with a market condition, as further described in the Company’s 2016 Annual Report on Form 10-K.

The Company recognized approximately $2,254,000 and $1,322,000 of share-based compensation expense related to RSU awards in the thirty-nine-week periods ended September 30, 2017 and September 24, 2016, respectively. As of September 30, 2017, there was a maximum of $32.1 million of total unrecognized compensation cost related to RSU awards granted under the Plans with an expected average remaining life of approximately 2.8 years. With respect to RSU awards with a performance condition, the amount of future compensation expense to be recognized will be determined based on future operating results.

Stock Options

The following table summarizes information regarding the Company’s outstanding stock options under the Plans:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (000s)
Options outstanding at December 31, 2016	372,561	$48.24
Exercised	(134,461)	$46.38
Forfeited	(1,200)	$55.67

Options outstanding at September 30, 2017	236,900	$49.25	4.0	$11,940

Options exercisable at September 30, 2017	217,000	$48.59	3.9	$11,081

The total intrinsic value of stock options exercised during the thirty-nine-week periods ended September 30, 2017 and September 24, 2016 was $5,303,000 and $1,938,000, respectively.

As of September 30, 2017, there was $91,000 of total unrecognized compensation cost related to non-vested stock options granted under the Plans. The unrecognized compensation cost related to these non-vested options is expected to be recognized during 2017.

Non-vested Restricted Stock and Deferred Stock Units

The following table summarizes information regarding the Company’s outstanding shares of non-vested restricted stock and Deferred Stock Units (defined below) under the Plans:

	Number of Shares and Deferred Stock Units	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2016	28,409	$58.91
Granted	42,123	$84.26
Vested	(16,227)	$61.50

Non-vested at September 30, 2017	54,305	$77.80

The fair value of each share of non-vested restricted stock issued and Deferred Stock Unit granted under the Plans are based on the fair value of a share of the Company’s common stock on the date of grant. Shares of non-vested restricted stock are generally subject to vesting in three equal annual installments either on the first, second and third anniversary of the date of the grant or the third, fourth and fifth anniversary of the date of the grant, or 100% on the first anniversary of the date of the grant. For restricted stock awards granted under the 2013 DSCP plan, each recipient may elect to defer receipt of shares and instead receive restricted stock units (“Deferred Stock Units”), which represent contingent rights to receive shares of the Company’s common stock on the date of recipient separation from service from the Board of Directors, or, if earlier, upon a change in control event of the Company. Deferred Stock Units become vested 100% on the first anniversary of the date of the grant. Deferred Stock Units do not represent actual ownership in shares of the Company’s common stock and the recipient will not have voting rights or other incidents of ownership until the shares are issued. However, Deferred Stock Units do contain the right to receive dividend equivalent payments prior to settlement into shares.

As of September 30, 2017, there was $3,353,000 of total unrecognized compensation cost related to non-vested shares of restricted stock and Deferred Stock Units granted under the Plans. The unrecognized compensation cost related to these non-vested shares of restricted stock and Deferred Stock Units is expected to be recognized over a weighted average period of 3.0 years.

(3) Income Taxes

The provisions for income taxes for both the 2017 and 2016 thirty-nine-week periods were based on estimated annual effective income tax rates of 37.8% and 38.1%, respectively, adjusted for discrete events, such as benefits resulting from disqualifying dispositions of the Company’s common stock by employees who obtained the stock through exercises of incentive stock options. The effective income tax rates for the 2017 and 2016 thirty-nine-week periods were 34.5% and 37.6%, respectively. The effective income tax rate for the 2017 thirty-nine week period was lower than the statutory federal income tax rate primarily as a result of federal domestic production activities deductions and research and development credits recognized as discrete items during the thirteen-week period ended September 30, 2017, partially offset by the effect of state taxes and the meals and entertainment exclusion. The effective income tax rate for the 2016 thirty-nine-week period was higher than the statutory federal income tax rate primarily as a result of state taxes and the meals and entertainment exclusion.

During the first fiscal quarter of 2017, the Company adopted ASU 2016-09, as further described in footnote 11. As required by ASU 2016-09, the Company recognized $868,000 of excess tax benefits on stock-based awards in its provision for income taxes in the thirty-nine-week period ended September 30, 2017.

(4) Earnings Per Share

Earnings per common share attributable to Landstar System, Inc. and subsidiary are based on the weighted average number of shares outstanding, including outstanding non-vested restricted stock and outstanding Deferred Stock Units. Diluted earnings per share attributable to Landstar System, Inc. and subsidiary are based on the weighted average number of common shares and Deferred Stock Units outstanding plus the incremental shares that would have been outstanding upon the assumed exercise of all dilutive stock options.

The following table provides a reconciliation of the average number of common shares outstanding used to calculate earnings per common share attributable to Landstar System, Inc. and subsidiary to the average number of common shares and common share equivalents outstanding used to calculate diluted earnings per share attributable to Landstar System, Inc. and subsidiary (in thousands):

	Thirty Nine Weeks Ended		Thirteen Weeks Ended
	September 30, 2017	September 24, 2016	September 30, 2017	September 24, 2016
Average number of common shares outstanding	41,924	42,223	41,957	42,039
Incremental shares from assumed exercises of stock options	89	118	71	131

Average number of common shares and common share equivalents outstanding	42,013	42,341	42,028	42,170

For each of the thirty-nine-week periods ended September 30, 2017 and September 24, 2016, no options outstanding to purchase shares of common stock were antidilutive. Outstanding RSUs were excluded from the calculation of diluted earnings per share attributable to Landstar System, Inc. and subsidiary for all periods because the performance metric requirements or market condition for vesting had not been satisfied.

(5) Additional Cash Flow Information

During the 2017 thirty-nine-week period, Landstar paid income taxes and interest of $65,688,000 and $2,981,000, respectively. During the 2016 thirty-nine-week period, Landstar paid income taxes and interest of $48,615,000 and $2,730,000, respectively. Landstar acquired operating property by entering into capital leases in the amounts of $14,760,000 and $46,456,000 in the 2017 and 2016 thirty-nine-week periods, respectively. In addition, during the 2017 thirty-nine-week period Landstar acquired $945,000 of operating property for which the Company accrued a corresponding liability in accounts payable as of September 30, 2017 related to the completion of a new freight staging and transload facility in Laredo, TX. The Company had unpaid capital expenditure purchases included in accounts payable of $1,988,000 and $5,298,000 at September 30, 2017 and December 31, 2016, respectively. Capital expenditure purchases are recorded as cash outflows from investing activities in the consolidated statement of cash flows in the period in which they are paid.

(6) Segment Information

The following table summarizes information about the Company’s reportable business segments as of and for the thirty-nine-week and thirteen-week periods ended September 30, 2017 and September 24, 2016 (in thousands):

	Thirty Nine Weeks Ended
	September 30, 2017			September 24, 2016
	Transportation Logistics	Insurance	Total	Transportation Logistics	Insurance	Total
External revenue	$2,559,847	$34,925	$2,594,772	$2,240,169	$34,636	$2,274,805
Internal revenue		29,773	29,773		28,890	28,890
Investment income		1,733	1,733		1,100	1,100
Operating income	148,693	25,226	173,919	133,342	26,144	159,486
Expenditures on long-lived assets	8,800		8,800	17,833		17,833
Goodwill	39,914		39,914	31,134		31,134

	Thirteen Weeks Ended
	September 30, 2017			September 24, 2016
	Transportation Logistics	Insurance	Total	Transportation Logistics	Insurance	Total
External revenue	$931,692	$11,738	$943,430	$776,397	$11,541	$787,938
Internal revenue		7,335	7,335		7,229	7,229
Investment income		711	711		357	357
Operating income	54,181	6,386	60,567	47,541	10,920	58,461
Expenditures on long-lived assets	2,172		2,172	8,878		8,878

In the thirty-nine and thirteen-week periods ended September 30, 2017 and September 24, 2016, no single customer accounted for more than 10% of the Company’s consolidated revenue.

(7) Other Comprehensive Income

The following table presents the components of and changes in accumulated other comprehensive income attributable to Landstar System, Inc. and subsidiary, net of related income taxes, as of and for the thirty-nine-week period ended September 30, 2017 (in thousands):

	Unrealized Holding (Losses) Gains on Available-for-Sale Securities	Foreign Currency Translation	Total
Balance as of December 31, 2016	$(71)	$(3,018)	$(3,089)
Other comprehensive income	251	1,130	1,381

Balance as of September 30, 2017	$180	$(1,888)	$(1,708)

Amounts reclassified from accumulated other comprehensive income to investment income due to the realization of previously unrealized gains and losses in the accompanying consolidated statements of income were not significant for the thirty-nine-week period ended September 30, 2017.

(8) Investments

Investments include primarily investment-grade corporate bonds and U.S. Treasury obligations having maturities of up to five years (the “bond portfolio”). Investments in the bond portfolio are reported as available-for-sale and are carried at fair value. Investments maturing less than one year from the balance sheet date are included in short-term investments and investments maturing more than one year from the balance sheet date are included in other assets in the consolidated balance sheets. Management performs an analysis of the nature of the unrealized losses on available-for-sale investments to determine whether such losses are other-than-temporary. Unrealized losses, representing the excess of the purchase price of an investment over its fair value as of the end of a period, considered to be other-than-temporary, are to be included as a charge in the statement of income, while unrealized losses considered to be temporary are to be included as a component of equity. Investments whose values are based on quoted market prices in active markets are classified within Level 1. Investments that trade in markets that are not considered to be active, but are valued based on quoted market prices, are classified within Level 2. As Level 2 investments include positions that are not traded in active markets, valuations may be adjusted to reflect illiquidity and/or non-transferability, which are generally based on available market information. Any transfers between levels are recognized as of the beginning of any reporting period. Fair value of the bond portfolio was determined using Level 1 inputs related to U.S. Treasury obligations and money market investments and Level 2 inputs related to investment-grade corporate bonds, asset-backed securities and direct obligations of government agencies. Unrealized gains, net of unrealized losses, on the investments in the bond portfolio were $278,000 at September 30, 2017, while unrealized losses, net of unrealized gains, on the investments in the bond portfolio were $109,000 at December 31, 2016, respectively.

The amortized cost and fair values of available-for-sale investments are as follows at September 30, 2017 and December 31, 2016 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2017
Money market investments	$16,823	$—	$—	$16,823
Asset-backed securities	3,497	2	5	3,494
Corporate bonds and direct obligations of government agencies	84,885	373	91	85,167
U.S. Treasury obligations	5,496	—	1	5,495

Total	$110,701	$375	$97	$110,979

December 31, 2016
Money market investments	$12,395	$—	$—	$12,395
Asset-backed securities	4,027	3	19	4,011
Corporate bonds and direct obligations of government agencies	70,069	150	239	69,980
U.S. Treasury obligations	23,037	2	6	23,033

Total	$109,528	$155	$264	$109,419

For those available-for-sale investments with unrealized losses at September 30, 2017 and December 31, 2016, the following table summarizes the duration of the unrealized loss (in thousands):

	Less than 12 months		12 months or longer			Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
September 30, 2017
Asset-backed securities	$—	$—	$2,311	$5	$2,311	$5
Corporate bonds and direct obligations of government agencies	15,429	21	13,215	70	28,644	91
U.S. Treasury obligations	5,495	1	—	—	5,495	1

Total	$20,924	$22	$15,526	$75	$36,450	$97

December 31, 2016
Asset-backed securities	$1,363	$6	$2,314	$13	$3,677	$19
Corporate bonds and direct obligations of government agencies	28,809	195	1,367	44	30,176	239
U.S. Treasury obligations	12,734	6	—	—	12,734	6

Total	$42,906	$207	$3,681	$57	$46,587	$264

The Company expects to recover the amortized cost basis of these securities as it does not intend to sell, and does not anticipate being required to sell, these securities before recovery of the cost basis. For these reasons, the Company does not consider the unrealized losses on these securities to be other-than-temporary at September 30, 2017.

(9) Commitments and Contingencies

Short-term investments include $45,687,000 in current maturities of investments held by the Company’s insurance segment at September 30, 2017. The non-current portion of the bond portfolio of $65,292,000 is included in other assets. The short-term investments, together with $20,979,000 of non-current investments, provide collateral for the $59,999,000 of letters of credit issued to guarantee payment of insurance claims. As of September 30, 2017, Landstar also had $33,127,000 of additional letters of credit outstanding under the Company’s Credit Agreement.

During 2017, the Company incorporated each of Landstar Metro and Landstar Servicios. On September 20, 2017, Landstar Metro acquired substantially all of the assets of the asset-light transportation logistics business of Fletes Avella, S.A. de C.V., a Mexican transportation logistics company. In connection with the acquisition, individuals affiliated with the seller subscribed in the aggregate for a 30% equity interest in each of Landstar Metro and Landstar Servicios. As it relates to the noncontrolling interests of Landstar Metro and Landstar Servicios, the Company has the option to purchase, and the minority equityholders have the option to sell, during the period commencing on the third anniversary of September 20, 2017, the closing date of the subscription by the minority equityholders (the “Closing Date”), and at any time after the fourth anniversary of the Closing Date, at fair value all but not less than all of the noncontrolling interests in Landstar Metro and Landstar Servicios. The noncontrolling interests are also subject to customary restrictions on transfer, including a right of first refusal in favor of the Company.

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

(10) Change in Accounting Estimate for Self-Insured Claims

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

The following table summarizes the effect of the increase (decrease) in the cost of insurance claims resulting from unfavorable (favorable) development of prior year self-insured claims estimates on operating income, net income attributable to Landstar System, Inc. and subsidiary and earnings per share attributable to Landstar System, Inc. and subsidiary amounts in the consolidated statements of income for the thirty-nine-week and thirteen-week periods ended September 30, 2017 and September 24, 2016 (in thousands, except per share amounts):

	Thirty Nine Weeks Ended		Thirteen Weeks Ended
	September 30, 2017	September 24, 2016	September 30, 2017	September 24, 2016
Operating income	$1,327	$698	$1,124	$(2,118)
Net income attributable to Landstar System, Inc. and subsidiary	825	431	699	(1,309)
Earnings per share attributable to Landstar System, Inc. and subsidiary	$0.02	$0.01	$0.02	$(0.03)
Diluted earnings per share attributable to Landstar System, Inc. and subsidiary	$0.02	$0.01	$0.02	$(0.03)

(11) Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2014-09-Revenue from Contracts with Customers (“ASU 2014-09”). ASU 2014-09 is a comprehensive revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. The standard requires more detailed disclosures to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. ASU 2014-09 becomes effective for us January 1, 2018 and permits either a full retrospective or a modified retrospective transition approach. We plan to adopt this new standard on January 1, 2018 under the modified retrospective transition method with a cumulative adjustment to retained earnings instead of retrospectively adjusting prior periods. We anticipate the adoption of this standard will change the timing of revenue recognition for most of our transportation business from at delivery to over the transit period as our performance obligation is completed. Due to our average length of haul for our truckload movements as well as our corresponding direct costs of revenue, purchased transportation and commissions to agents, we do not expect this change to have a material impact on our results of operations, financial position or cash flows once implemented.

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

In March 2016, the FASB issued Accounting Standards Update 2016-09 – Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which is intended to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods therein. As such, the Company adopted ASU 2016-09 during the first quarter of 2017 with an effective date of January 1, 2017. As a result of the adoption, the Company recognized excess tax benefits in the consolidated statement of income of $868,000 for the thirty-nine-week period ended September 30, 2017. Prior period amounts have not been reclassified.

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

FORWARD-LOOKING STATEMENTS

The following is a “safe harbor” statement under the Private Securities Litigation Reform Act of 1995. Statements contained in this document that are not based on historical facts are “forward-looking statements.” This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Form 10-Q contain forward-looking statements, such as statements which relate to Landstar’s business objectives, plans, strategies and expectations. Terms such as “anticipates,” “believes,” “estimates,” “intention,” “expects,” “plans,” “predicts,” “may,” “should,” “could,” “will,” the negative thereof and similar expressions are intended to identify forward-looking statements. Such statements are by nature subject to uncertainties and risks, including but not limited to: an increase in the frequency or severity of accidents or other claims; unfavorable development of existing accident claims; dependence on third party insurance companies; dependence on independent commission sales agents; dependence on third party capacity providers; decreased demand for transportation services; U.S. foreign trade relationships; substantial industry competition; disruptions or failures in the Company’s computer systems; cyber and other information security incidents; dependence on key vendors; changes in fuel taxes; status of independent contractors; regulatory and legislative changes; regulations focused on diesel emissions and other air quality matters; catastrophic loss of a Company facility; intellectual property; unclaimed property; acquired businesses; and other operational, financial or legal risks or uncertainties detailed in Landstar’s Form 10-K for the 2016 fiscal year, described in Item 1A “Risk Factors”, in this report or in Landstar’s other Securities and Exchange Commission filings from time to time. These risks and uncertainties could cause actual results or events to differ materially from historical results or those anticipated. Investors should not place undue reliance on such forward-looking statements and the Company undertakes no obligation to publicly update or revise any forward-looking statements.

Introduction

Landstar System, Inc. and its subsidiary, Landstar System Holdings, Inc. (together, referred to herein as “Landstar” or the “Company”), is a worldwide asset-light provider of integrated transportation management solutions. The Company offers services to its customers across multiple transportation modes, with the ability to arrange for individual shipments of freight to enterprise-wide solutions to manage all of a customer’s transportation needs. Landstar provides services principally throughout the United States and to a lesser extent in Canada and Mexico, and between the United States and Canada, Mexico and other countries around the world. The Company’s services emphasize safety, information coordination and customer service and are delivered through a network of independent commission sales agents and third party capacity providers linked together by a series of technological applications which are provided and coordinated by the Company. The nature of the Company’s business is such that a significant portion of its operating costs varies directly with revenue.

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

The transportation logistics segment provides a wide range of integrated transportation management solutions. Transportation services offered by the Company include truckload and less-than-truckload transportation, rail intermodal, air cargo, ocean cargo, expedited ground and air delivery of time-critical freight, heavy-haul/specialized, U.S.-Canada and U.S.-Mexico cross-border, project cargo and customs brokerage. Examples of the industries serviced by the transportation logistics segment include automotive products, building products, metals, chemicals, foodstuffs, heavy machinery, retail, electronics, ammunition and explosives and military equipment. In addition, the transportation logistics segment provides transportation services to other transportation companies, including third party logistics and less-than-truckload service providers. Each of the independent commission sales agents has the opportunity to market all of the services provided by the transportation logistics segment. Billings for freight transportation services are typically charged to customers on a per shipment basis for the physical transportation of freight and are referred to as transportation revenue. During the thirty-nine weeks ended September 30, 2017, revenue generated by BCO Independent Contractors, Truck Brokerage Carriers and railroads represented approximately 47%, 47% and 3%, respectively, of the Company’s consolidated revenue. Collectively, revenue generated by air and ocean cargo carriers represented approximately 3% of the Company’s consolidated revenue in the thirty-nine-week period ended September 30, 2017.

During 2017, the Company incorporated Landstar Metro, S.A.P.I. de C.V., a transportation logistics company (“Landstar Metro”), and Landstar Metro Servicios S.A.P.I. de C.V., a services company (“Landstar Servicios”), each based in Mexico City, Mexico. On September 20, 2017, Landstar Metro acquired substantially all of the assets of the asset-light transportation logistics business of a Mexican transportation logistics company. In connection with the acquisition, individuals affiliated with the seller subscribed in the aggregate for a 30% equity interest in each of Landstar Metro and Landstar Servicios. Landstar Metro provides freight and logistics services within the country of Mexico and in conjunction with Landstar’s U.S./Mexico cross-border services. Landstar Servicios provides various administrative, financial, operational, safety and compliance services to Landstar Metro. The results of operations from Landstar Metro and Landstar Servicios are presented as part of the Company’s transportation logistics segment. The Company expects that Landstar Metro and Landstar Servicios will not have a material effect on its revenues and earnings for the remainder of fiscal year 2017. Revenue from Landstar Metro and Landstar Servicios represented less than 1% of the Company’s transportation logistics segment revenue in the 2017 thirty-nine-week period.

The insurance segment is comprised of Signature Insurance Company, a wholly owned offshore insurance subsidiary (“Signature”), and Risk Management Claim Services, Inc. This segment provides risk and claims management services to certain of Landstar’s operating subsidiaries. In addition, it reinsures certain risks of the Company’s BCO Independent Contractors and provides certain property and casualty insurance directly to certain of Landstar’s operating subsidiaries. Revenue at the insurance segment represents reinsurance premiums from third party insurance companies that provide insurance programs to BCO Independent Contractors where all or a portion of the risk is ultimately borne by Signature. Revenue at the insurance segment represented approximately 1% of the Company’s consolidated revenue for the thirty-nine-week period ended September 30, 2017.

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

	Thirty Nine Weeks Ended		Thirteen Weeks Ended
	September 30, 2017	September 24, 2016	September 30, 2017	September 24, 2016
Revenue generated through (in thousands):
Truck transportation
Truckload:
Van equipment	$1,529,402	$1,351,980	$550,484	$465,785
Unsided/platform equipment	825,194	700,369	304,536	248,939
Less-than-truckload	65,397	54,066	22,598	18,139

Total truck transportation	2,419,993	2,106,415	877,618	732,863
Rail intermodal	68,570	76,987	24,213	24,650
Ocean and air cargo carriers	70,708	56,500	29,523	18,790
Other (1)	35,501	34,903	12,076	11,635

	$2,594,772	$2,274,805	$943,430	$787,938

Revenue on loads hauled via BCO Independent Contractors included in total truck transportation	$1,211,564	$1,086,848	$435,479	$379,196

Number of loads:
Truck transportation
Truckload:
Van equipment	942,894	847,208	329,329	291,089
Unsided/platform equipment	362,936	331,226	126,509	112,192
Less-than-truckload	98,740	84,316	34,232	28,589

Total truck transportation	1,404,570	1,262,750	490,070	431,870
Rail intermodal	32,040	36,120	11,080	11,940
Ocean and air cargo carriers	18,150	14,910	6,210	5,130

	1,454,760	1,313,780	507,360	448,940

Loads hauled via BCO Independent Contractors included in total truck transportation	686,830	630,880	232,970	216,220

Revenue per load:
Truck transportation
Truckload:
Van equipment	$1,622	$1,596	$1,672	$1,600
Unsided/platform equipment	2,274	2,114	2,407	2,219
Less-than-truckload	662	641	660	634
Total truck transportation	1,723	1,668	1,791	1,697
Rail intermodal	2,140	2,131	2,185	2,064
Ocean and air cargo carriers	3,896	3,789	4,754	3,663
Revenue per load on loads hauled via BCO Independent Contractors	$1,764	$1,723	$1,869	$1,754

Revenue by capacity type (as a % of total revenue):
Truck capacity providers:
BCO Independent Contractors	47%	48%	46%	48%
Truck Brokerage Carriers	47%	45%	47%	45%
Rail intermodal	3%	3%	3%	3%
Ocean and air cargo carriers	3%	2%	3%	2%
Other	1%	2%	1%	1%

(1)	Includes primarily reinsurance premium revenue generated by the insurance segment.

Also critical to the Company’s success is its ability to secure capacity, particularly truck capacity, at rates that allow the Company to profitably transport customers’ freight. The following table summarizes the number of available truck capacity providers on the dates indicated:

	September 30, 2017	September 24, 2016
BCO Independent Contractors	8,939	8,889
Truck Brokerage Carriers:
Approved and active (1)	32,925	30,860
Other approved	15,138	15,691

	48,063	46,551

Total available truck capacity providers	57,002	55,440

Trucks provided by BCO Independent Contractors	9,548	9,510

(1)	Active refers to Truck Brokerage Carriers who moved at least one load in the 180 days immediately preceding the fiscal quarter end.

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

In general, gross profit margin on revenue generated by BCO Independent Contractors represents a fixed percentage of revenue due to the nature of the contracts that pay a fixed percentage of revenue to both the BCO Independent Contractors and independent commission sales agents. For revenue generated by Truck Brokerage Carriers, gross profit margin is either fixed or variable as a percent of revenue, depending on the contract with each individual independent commission sales agent. Under certain contracts with independent commission sales agents, the Company retains a fixed percentage of revenue and the agent retains the amount remaining less the cost of purchased transportation (the “retention contracts”). Gross profit margin on revenue generated by railroads, air cargo carriers, ocean cargo carriers and Truck Brokerage Carriers, other than those under retention contracts, is variable in nature as the Company’s contracts with independent commission sales agents provide commissions to agents at a contractually agreed upon percentage of net revenue for these type of loads. Approximately 54% of the Company’s consolidated revenue in the thirty-nine-week period ended September 30, 2017 was generated under contracts that have a fixed gross profit margin while 46% was under contracts that have a variable gross profit margin.

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

During the thirty-nine-week period ended September 30, 2017, employee compensation and benefits accounted for approximately seventy percent of the Company’s selling, general and administrative costs.

Depreciation and amortization primarily relate to depreciation of trailing equipment and information technology hardware and software.

The following table sets forth the percentage relationship of purchased transportation and commissions to agents, both being direct costs, to revenue and indirect costs as a percentage of gross profit for the periods indicated:

	Thirty Nine Weeks Ended		Thirteen Weeks Ended
	September 30, 2017	September 24, 2016	September 30, 2017	September 24, 2016
Revenue	100.0%	100.0%	100.0%	100.0%
Purchased transportation	76.7	76.1	77.0	76.3
Commissions to agents	8.1	8.3	8.1	8.3

Gross profit margin	15.2%	15.6%	14.8%	15.5%

Gross profit	100.0%	100.0%	100.0%	100.0%
Investment income	0.4	0.3	0.5	0.3
Indirect costs and expenses:
Other operating costs, net of gains on asset sales/dispositions	5.7	6.1	5.8	6.2
Insurance and claims	11.8	12.1	12.8	10.3
Selling, general and administrative	31.3	29.9	31.4	28.5
Depreciation and amortization	7.6	7.4	7.2	7.4

Total costs and expenses	56.3	55.4	57.2	52.3

Operating margin	44.1%	44.9%	43.3%	48.0%

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

THIRTY NINE WEEKS ENDED SEPTEMBER 30, 2017 COMPARED TO THIRTY NINE WEEKS ENDED SEPTEMBER 24, 2016

Revenue for the 2017 thirty-nine-week period was $2,594,772,000, an increase of $319,967,000, or 14%, compared to the 2016 thirty-nine-week period. Transportation revenue increased $319,678,000, or 14%. The increase in transportation revenue was attributable to an increased number of loads hauled of approximately 11% and increased revenue per load of approximately 3%. Reinsurance premiums were $34,925,000 and $34,636,000 for the 2017 and 2016 thirty-nine-week periods, respectively.

Truck transportation revenue generated by BCO Independent Contractors and Truck Brokerage Carriers (together, the “third party truck capacity providers”) for the 2017 thirty-nine-week period was $2,419,993,000, representing 93% of total revenue, an increase of $313,578,000, or 15%, compared to the 2016 thirty-nine-week period. The number of loads hauled by third party truck capacity providers increased approximately 11% in the 2017 thirty-nine-week period compared to the 2016 thirty-nine-week period, and revenue per load increased approximately 3% compared to the 2016 thirty-nine-week period. The increase in the number of loads hauled via truck compared to the 2016 thirty-nine-week period was due to a broad-based increase in demand across many customers and industries for Landstar’s various truck service offerings. The increase in revenue per load on loads hauled via truck of 3% was primarily due to an 8% increase in revenue per load on loads hauled via unsided/platform equipment, inclusive of a 10% increase in heavy/specialized revenue per load, and the impact of higher diesel fuel costs on loads hauled via Truck Brokerage Carriers. Fuel surcharges billed to customers on revenue generated by BCO Independent Contractors are excluded from revenue. Fuel surcharges on Truck Brokerage Carrier revenue identified separately in billings to customers and included as a component of Truck Brokerage Carrier revenue were $46,479,000 and $37,723,000 in the 2017 and 2016 thirty-nine-week periods, respectively. It should be noted that many customers of truck brokerage services require a single all-in rate that does not separately identify fuel surcharges. Accordingly, the overall impact of changes in fuel prices on revenue and revenue per load on loads hauled via truck is likely to be greater than that indicated.

Transportation revenue generated by rail intermodal, air cargo and ocean cargo carriers (collectively, the “multimode capacity providers”) for the 2017 thirty-nine-week period was $139,278,000, or 5% of total revenue, an increase of $5,791,000, or 4%, compared to the 2016 thirty-nine-week period. Revenue per load on revenue generated by multimode capacity providers increased approximately 6% in the 2017 thirty-nine-week period compared to the 2016 thirty-nine-week period, while the number of loads hauled by multimode capacity providers decreased approximately 2% over the same period. The increase in revenue per load of 6% was primarily driven by an increase in revenue per load generated by air cargo carriers, entirely attributable to the impact of air loadings provided in support of disaster relief efforts during the 2017 thirty-nine-week period. Also, revenue per load on revenue generated by multimode capacity providers is influenced by many factors, including revenue mix among the various modes of transportation used, length of haul, complexity of freight, density of freight lanes, fuel costs and availability of capacity. The decrease in loads hauled by multimode capacity providers was due to an 11% decrease in rail intermodal loads, entirely attributable to decreased loadings at two specific agencies, partially offset by a 22% increase in loads hauled by air and ocean cargo carriers. The 22% increase in loads hauled by air and ocean cargo carriers was broad-based across many customers.

Purchased transportation was 76.7% and 76.1% of revenue in the 2017 and 2016 thirty-nine-week periods, respectively. The increase in purchased transportation as a percentage of revenue was primarily due to an increased rate of purchased transportation paid to Truck Brokerage Carriers and a decrease in the percentage of revenue contributed by BCO Independent Contractors, which typically has a lower rate of purchased transportation than revenue generated by Truck Brokerage Carriers. Commissions to agents were 8.1% and 8.3% of revenue in the 2017 and 2016 thirty-nine-week periods, respectively. The decrease in commissions to agents as a percentage of revenue was primarily attributable to a decreased net revenue margin on revenue generated by Truck Brokerage Carriers.

Investment income was $1,733,000 and $1,100,000 in the 2017 and 2016 thirty-nine-week periods, respectively. The increase in investment income was primarily due to higher average rates of return on investments during the 2017 period and a higher average investment balance held by the insurance segment in the 2017 period.

Other operating costs increased $1,013,000 in the 2017 thirty-nine-week period compared to the 2016 thirty-nine-week period and represented 5.7% of gross profit in the 2017 period compared to 6.1% of gross profit in the 2016 period. The increase in other operating costs compared to the prior year was primarily due to decreased gains on sales of used trailing equipment and an increased provision for contractor bad debt, partially offset by decreased trailing equipment maintenance costs due to a lower average age of the Company-owned trailer fleet. The decrease in other operating costs as a percentage of gross profit was caused by the effect of increased gross profit, partially offset by the increase in other operating costs.

Insurance and claims increased $3,538,000 in the 2017 thirty-nine-week period compared to the 2016 thirty-nine-week period and represented 11.8% of gross profit in the 2017 period compared to 12.1% of gross profit in the 2016 period. The increase in insurance and claims expense compared to prior year was due to increased severity of current year claims in the 2017 period, increased net unfavorable development of prior years’ claims in the 2017 period and increased insurance premiums on the Company’s commercial trucking liability coverage. Unfavorable development of prior years’ claims was $1,327,000 and $698,000 in the 2017 and 2016 thirty-nine-week periods, respectively. The decrease in insurance and claims as a percent of gross profit was caused by the effect of increased gross profit, partially offset by the increase in insurance and claims costs.

Selling, general and administrative costs increased $16,968,000 in the 2017 thirty-nine-week period compared to the 2016 thirty-nine-week period and represented 31.3% of gross profit in the 2017 period compared to 29.9% of gross profit in the 2016 period. The increase in selling, general and administrative costs compared to prior year was attributable to a $13,634,000 provision for incentive compensation in the 2017 thirty-nine-week period compared to an $875,000 provision in the 2016 thirty-nine-week period and increased wages. The increase in selling, general and administrative costs as a percent of gross profit was due primarily to the increase in selling, general and administrative costs, partially offset by the effect of increased gross profit.

Depreciation and amortization increased $3,852,000 in the 2017 thirty-nine-week period compared to the 2016 thirty-nine-week period and represented 7.6% of gross profit in the 2017 period compared to 7.4% of gross profit in the 2016 period. The increase in depreciation and amortization expenses was due to an increased number of owned trailers in response to increased customer demand for the Company’s drop and hook services and a lower average age of the trailer fleet during the 2017 thirty-nine-week period as compared to the 2016 thirty-nine-week period. The increase in depreciation and amortization as a percentage of gross profit was primarily due to the increased depreciation costs, partially offset by the effect of increased gross profit.

Interest and debt expense in the 2017 thirty-nine-week period decreased $166,000 compared to the 2016 thirty-nine-week period.

The provisions for income taxes for the 2017 and 2016 thirty-nine-week periods were based on estimated annual effective income tax rates of 37.8% and 38.1%, respectively, adjusted for discrete events, such as benefits resulting from disqualifying dispositions of the Company’s common stock by employees who obtained the stock through exercises of incentive stock options. The effective income tax rates for the 2017 and 2016 thirty-nine-week periods were 34.5% and 37.6%, respectively. The effective income tax rate for the 2017 thirty-nine week period was lower than the 35% statutory federal income tax rate primarily as a result of federal domestic production activities deductions and research and development credits recognized as discrete items during the thirteen-week period ended September 30, 2017, partially offset by the effect of state taxes and the meals and entertainment exclusion. The effective income tax rate for the 2016 thirty-nine-week period was higher than the statutory federal income tax rate primarily as a result of state taxes and the meals and entertainment exclusion. The effective income tax rate in the 2017 thirty-nine-week period of 34.5% was less than the 37.8% estimated annual effective income tax rate primarily as a result of federal domestic production activities deductions and research and development credits recognized during 2017 of approximately $5,200,000, excess tax benefits recognized on stock-based compensation arrangements resulting from the Company’s adoption of ASU 2016-09 during 2017 and disqualifying dispositions of the Company’s common stock by employees who obtained the stock through the exercises of incentive stock options in the 2017 period. The effective income tax rate in the 2016 thirty-nine-week period of 37.6% was less than the 38.1% estimated annual effective income tax rate primarily due to certain federal income tax credits realized in the 2016 period and disqualifying dispositions of the Company’s common stock by employees who obtained the stock through exercises of incentive stock options in the 2016 period.

The net loss attributable to noncontrolling interest of $23,000 in the 2017 thirty-nine-week period represents the noncontrolling investors’ 30% share of the net loss incurred by Landstar Metro and Landstar Servicios.

Net income attributable to the Company was $112,336,000, or $2.68 per common share ($2.67 per diluted share), in the 2017 thirty-nine-week period. Net income attributable to the Company was $97,776,000, or $2.32 per common share ($2.31 per diluted share), in the 2016 thirty-nine-week period.

THIRTEEN WEEKS ENDED SEPTEMBER 30, 2017 COMPARED TO THIRTEEN WEEKS ENDED SEPTEMBER 24, 2016

Revenue for the 2017 thirteen-week period was $943,430,000, an increase of $155,492,000, or 20%, compared to the 2016 thirteen-week period. Transportation revenue increased $155,295,000, or 20%. The increase in transportation revenue was attributable to an increased number of loads hauled of approximately 13% and increased revenue per load of approximately 6%. The Company recognized approximately $23,000,000 in revenue, on approximately 16,000 loads, in the 2017 third quarter in support of local, state and federal relief efforts related to recent hurricanes that impacted Texas, the southeastern United States and Puerto Rico. Reinsurance premiums were $11,738,000 and $11,541,000 for the 2017 and 2016 thirteen-week periods, respectively.

Truck transportation revenue generated by third party capacity providers for the 2017 thirteen-week period was $877,618,000, representing 93% of total revenue, an increase of $144,755,000, or 20%, compared to the 2016 thirteen-week period. The number of loads hauled by third party truck capacity providers increased approximately 13% in the 2017 thirteen-week period compared to the 2016 thirteen-week period, and revenue per load increased approximately 6% compared to the 2016 thirteen-week period. The increase in the number of loads hauled via truck compared to the 2016 thirteen-week period was due to a broad-based increase in demand across many customers and industries for Landstar’s various truck service offerings and the impact of approximately 16,000 loads hauled in support of disaster relief efforts. The increase in revenue per load on loads hauled via truck of 6% was due to a tighter freight environment experienced during the 2017 thirteen-week period, which resulted in less readily available truck capacity as compared to the 2016 thirteen-week period, and the impact of higher diesel fuel costs on loads hauled via Truck Brokerage Carriers. The freight environment during the 2017 thirteen-week period was also impacted by the hurricanes experienced in Texas and the southeastern United States, which further tightened capacity in the latter part of the quarter. Revenue per load on loads hauled via unsided/platform equipment increased 8%, revenue per load on loads hauled via van equipment increased 5% and revenue per load on less-than-truckload loadings increased 4% as compared to the 2016 thirteen-week period. Fuel surcharges on Truck Brokerage Carrier revenue identified separately in billings to customers and included as a component of Truck Brokerage Carrier revenue were $16,171,000 and $14,016,000 in the 2017 and 2016 thirteen-week periods, respectively.

Transportation revenue generated by multimode capacity providers for the thirteen-week period ended September 30, 2017 was $53,736,000, or 6% of total revenue, an increase of $10,296,000, or 24%, compared to the 2016 thirteen-week period, primarily attributable to approximately $9,000,000 of revenue generated in support of disaster relief efforts. Revenue per load on revenue generated by multimode capacity providers increased approximately 22% compared to the prior year period and the number of loads hauled by multimode capacity providers in the 2017 thirteen-week period increased approximately 1% compared to the 2016 thirteen-week period. The increase in revenue per load of 22% was primarily attributable to the impact of air loadings provided in support of disaster relief efforts during the 2017 thirteen-week period. The increase in loads hauled by multimode capacity providers was primarily due to a 21% increase in loads hauled by air and ocean cargo carriers, where the demand was broad-based across many customers, partially offset by a 7% decrease in loads hauled by rail intermodal loads, entirely attributable to decreased loadings at one specific agency.

Purchased transportation was 77.0% and 76.3% of revenue in the 2017 and 2016 thirteen-week periods, respectively. The increase in purchased transportation as a percentage of revenue was primarily due to an increased rate of purchased transportation paid to Truck Brokerage Carriers and a decrease in the percentage of revenue contributed by BCO Independent Contractors, which typically has a lower rate of purchased transportation than revenue generated by Truck Brokerage Carriers. Commissions to agents were 8.1% and 8.3% of revenue in the 2017 and 2016 thirteen-week periods, respectively. The decrease in commissions to agents as a percentage of revenue was primarily attributable to a decreased net revenue margin on revenue generated by Truck Brokerage Carriers.

Investment income was $711,000 and $357,000 in the 2017 and 2016 thirteen-week periods, respectively. The increase in investment income was due to higher average rates of return on investments during the 2017 period and a higher average investment balance held by the insurance segment in the 2017 period.

Other operating costs increased $605,000 in the 2017 thirteen-week period compared to the 2016 thirteen-week period and represented 5.8% of gross profit in the 2017 period compared to 6.2% of gross profit in the 2016 period. The increase in other operating costs compared to the prior year was primarily due to decreased gains on sales of used trailing equipment, partially offset by decreased trailing equipment maintenance costs. The decrease in other operating costs as a percentage of gross profit was caused by the effect of increased gross profit, partially offset by the increase in other operating costs.

Insurance and claims increased $5,439,000 in the 2017 thirteen-week period compared to the 2016 thirteen-week period and represented 12.8% of gross profit in the 2017 period compared to 10.3% of gross profit in the 2016 period. The increase in insurance and claims expense compared to prior year was due to increased net unfavorable development of prior years’ claims in the 2017 period and increased severity of current year claims, in particular, related to a single severe accident in the 2017 period. Unfavorable development of prior years’ claims was $1,124,000 in the 2017 thirteen-week period whereas favorable development of prior year’s claims was $2,118,000 in the 2016 thirteen-week period. The increase in insurance and claims as a percent of gross profit was caused by the increase in insurance and claims costs, partially offset by the effect of increased gross profit.

Selling, general and administrative costs increased $9,303,000 in the 2017 thirteen-week period compared to the 2016 thirteen-week period and represented 31.4% of gross profit in the 2017 period compared to 28.5% of gross profit in the 2016 period. The increase in selling, general and administrative costs compared to prior year was primarily attributable to a $6,848,000 provision for incentive compensation in the 2017 thirteen-week period compared to a $427,000 provision in the 2016 thirteen-week period as the Company is significantly exceeding earnings targets during the 2017 period, an increased provision for customer bad debt, increased stock-based compensation expense and increased wages. The increase in selling, general and administrative costs as a percent of gross profit was due primarily to the increase in selling, general and administrative costs, partially offset by the effect of increased gross profit.

Depreciation and amortization increased $1,114,000 in the 2017 thirteen-week period compared to the 2016 thirteen-week period and represented 7.2% of gross profit in the 2017 period compared to 7.4% of gross profit in the 2016 period. The increase in depreciation and amortization expenses was primarily due to an increased number of owned trailers in response to increased customer demand for the Company’s drop and hook services. The decrease in depreciation and amortization as a percentage of gross profit was primarily due to the effect of increased gross profit, partially offset by increased depreciation and amortization expense.

Interest and debt expense in the 2017 thirteen-week period decreased $291,000 compared to the 2016 thirteen-week period. The decrease in interest and debt expense was primarily attributable to increased interest income earned on deposits held at the transportation logistics segment.

The provisions for income taxes for the 2017 and 2016 thirteen-week periods were based on estimated annual effective income tax rates of 37.8% and 38.1%, respectively, adjusted for discrete events, such as benefits resulting from disqualifying dispositions of the Company’s common stock by employees who obtained the stock through exercises of incentive stock options. The effective income tax rates for the 2017 and 2016 thirteen-week periods were 29.2% and 36.9%, respectively. The effective income tax rate for the 2017 thirteen-week period was lower than the statutory federal income tax rate primarily as a result of federal domestic production activities deductions and research and development credits recognized as discrete items during the thirteen-week period ended September 30, 2017, partially offset by the effect of state taxes and the meals and entertainment exclusion. The effective income tax rate for the 2016 thirteen-week period was higher than the 35% statutory federal income tax rate primarily as a result of state taxes and the meals and entertainment exclusion. The effective income tax rate in the 2017 thirteen-week period of 29.2% was less than the 37.8% estimated annual effective income tax rate primarily as a result of federal domestic production activities deductions and research and development credits recognized as discrete items during the thirteen-week period ended September 30, 2017, excess tax benefits recognized on stock-based compensation arrangements resulting from the Company’s adoption of ASU 2016-09 during 2017 and disqualifying dispositions of the Company’s common stock by employees who obtained the stock through the exercises of incentive stock options in the 2017 period. The effective income tax rate in the 2016 thirteen-week period of 36.9% was less than the 38.1% estimated annual effective income tax rate primarily due to certain federal income tax credits realized in the 2016 period and disqualifying dispositions of the Company’s common stock by employees who obtained the stock through exercises of incentive stock options in the 2016 period.

The net loss attributable to noncontrolling interest of $23,000 in the 2017 thirteen-week period represents the noncontrolling investors’ 30% share of the net loss incurred by Landstar Metro and Landstar Servicios.

Net income attributable to the Company was $42,443,000, or $1.01 per common share ($1.01 per diluted share), in the 2017 thirteen-week period. Net income attributable to the Company was $36,278,000, or $0.86 per common share ($0.86 per diluted share), in the 2016 thirteen-week period.

CAPITAL RESOURCES AND LIQUIDITY

Working capital and the ratio of current assets to current liabilities were $430,966,000 and 2.0 to 1, respectively, at September 30, 2017, compared with $357,096,000 and 1.9 to 1, respectively, at December 31, 2016. Landstar has historically operated with current ratios within the range of 1.5 to 1 to 2.0 to 1. Cash provided by operating activities was $132,264,000 in the 2017 thirty-nine-week period compared with $171,297,000 in the 2016 thirty-nine-week period. The decrease in cash flow provided by operating activities was primarily attributable to the timing of collections of trade receivables.

The Company declared and paid $0.28 per share, or $11,739,000 in the aggregate, in cash dividends during the thirty-nine-week period ended September 30, 2017. The Company declared and paid $0.25 per share, or $10,572,000 in the aggregate, in cash dividends during the thirty-nine-week period ended September 24, 2016. During the thirty-nine-week period ended September 30, 2017, the Company did not purchase any shares of its common stock. As of September 30, 2017, the Company may purchase up to 1,036,125 shares of its common stock under its authorized stock purchase program. Long-term debt, including current maturities, was $117,402,000 at September 30, 2017, $20,902,000 lower than at December 31, 2016.

Equity was $653,973,000, or 85% of total capitalization (defined as long-term debt including current maturities plus equity), at September 30, 2017, compared to $542,557,000, or 80% of total capitalization, at December 31, 2016. The increase in equity was primarily a result of net income, partially offset by dividends declared by the Company in the 2017 thirty-nine-week period.

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

At September 30, 2017, the Company had no borrowings outstanding and $33,127,000 of letters of credit outstanding under the Credit Agreement. At September 30, 2017, there was $216,873,000 available for future borrowings under the Credit Agreement. In addition, the Company has $59,999,000 in letters of credit outstanding as collateral for insurance claims that are secured by investments totaling $66,666,000 at September 30, 2017. Investments, all of which are carried at fair value, include primarily investment-grade bonds and U.S. Treasury obligations having maturities of up to five years. Fair value of investments is based primarily on quoted market prices. See Notes to Consolidated Financial Statements included herein for further discussion on measurement of fair value of investments.

Historically, the Company has generated sufficient operating cash flow to meet its debt service requirements, fund continued growth, both organic and through acquisitions, complete or execute share purchases of its common stock under authorized share purchase programs, pay dividends and meet working capital needs. As an asset-light provider of integrated transportation management solutions, the Company’s annual capital requirements for operating property are generally for trailing equipment and information technology hardware and software. In addition, a significant portion of the trailing equipment used by the Company is provided by third party capacity providers, thereby reducing the Company’s capital requirements. During the 2017 thirty-nine-week period, the Company purchased $8,800,000 of operating property. Included in the $8,800,000 of purchases of operating property during the 2017 thirty-nine-week period is $4,255,000 related to a freight staging and transload facility in Laredo, Texas for which the Company accrued a corresponding liability in accounts payable as of December 31, 2016. Landstar also acquired $945,000 of operating property relating to the completion of the Laredo property for which the Company accrued a corresponding liability in accounts payable as of September 30, 2017. Landstar anticipates acquiring either by purchase or lease financing during the remainder of fiscal year 2017 approximately $36,000,000 in operating property, consisting primarily of new trailing equipment to replace older trailing equipment and information technology equipment. On September 20, 2017 the Company completed the Landstar Metro acquisition, as described in footnote 1 to our unaudited consolidated financial statements. Cash consideration paid in the quarter for the acquisition was approximately $8,199,000. In addition, the Company assumed approximately $2,200,000 in liabilities consisting of additional contingent purchase price and associated indirect taxes.

As it relates to the non-controlling interests of Landstar Metro and Landstar Servicios, the Company has the option to purchase, and the minority equityholders have the option to sell, during the period commencing on the third anniversary of September 20, 2017, the closing date of the subscription by the minority equityholders (the “Closing Date”), and at any time after the fourth anniversary of the Closing Date, at fair value all but not less than all of the noncontrolling interests in Landstar Metro and Landstar Servicios. The noncontrolling interests are also subject to customary restrictions on transfer, including a right of first refusal in favor of the Company.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The allowance for doubtful accounts for both trade and other receivables represents management’s estimate of the amount of outstanding receivables that will not be collected. Historically, management’s estimates for uncollectible receivables have been materially correct. Although management believes the amount of the allowance for both trade and other receivables at September 30, 2017 is appropriate, a prolonged period of low or no economic growth may adversely affect the collection of these receivables. In addition, liquidity concerns and/or unanticipated bankruptcy proceedings at any of the Company’s larger customers in which the Company is carrying a significant receivable could result in an increase in the provision for uncollectible receivables and have a significant impact on the Company’s results of operations in a given quarter or year. However, it is not expected that an uncollectible accounts receivable resulting from an individual customer would have a significant impact on the Company’s financial condition. Conversely, a more robust economic environment or the recovery of a previously provided for uncollectible receivable from an individual customer may result in the realization of some portion of the estimated uncollectible receivables.

Landstar provides for the estimated costs of self-insured claims primarily on an actuarial basis. The amount recorded for the estimated liability for claims incurred is based upon the facts and circumstances known on the applicable balance sheet date. The ultimate resolution of these claims may be for an amount greater or less than the amount estimated by management. The Company continually revises its existing claim estimates as new or revised information becomes available on the status of each claim. Historically, the Company has experienced both favorable and unfavorable development of prior years’ claims estimates. During the 2017 and 2016 thirty-nine-week periods, insurance and claims costs included $1,327,000 and $698,000 of net unfavorable adjustments to prior years’ claims estimates, respectively. It is reasonably likely that the ultimate outcome of settling all outstanding claims will be more or less than the estimated claims reserve at September 30, 2017.

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

Depending upon the specific type of borrowing, borrowings under the Credit Agreement bear interest based on either (a) the prime rate, (b) the Federal Reserve Bank of New York rate plus 0.5% or (c) the London Interbank Offered Rate, plus 1.25%. As of September 30, 2017 and during the entire 2017 third quarter, the Company had no borrowings outstanding under the Credit Agreement.

Long-term investments, all of which are available-for-sale and are carried at fair value, include primarily investment-grade bonds and U.S. Treasury obligations having maturities of up to five years. Assuming that the long-term portion of investments remains at $65,292,000, the balance at September 30, 2017, a hypothetical increase or decrease in interest rates of 100 basis points would not have a material impact on future earnings on an annualized basis. Short-term investments consist of short-term investment-grade instruments and the current maturities of investment-grade corporate bonds and U.S. Treasury obligations. Accordingly, any future interest rate risk on these short-term investments would not be material to the Company’s operating results.

Assets and liabilities of the Company’s Canadian and Mexican operations are translated from their functional currency to U.S. dollars using exchange rates in effect at the balance sheet date and revenue and expense accounts are translated at average monthly exchange rates during the period. Adjustments resulting from the translation process are included in accumulated other comprehensive income. Transactional gains and losses arising from receivable and payable balances, including intercompany balances, in the normal course of business that are denominated in a currency other than the functional currency of the operation are recorded in the statements of income when they occur. The assets held at the Company’s Canadian and Mexican subsidiaries at September 30, 2017 were, as translated to U.S. dollars, approximately 3% of total consolidated assets. Accordingly, any translation gain or loss related to the Canadian and Mexican operations would not be material.

Item 4. Controls and Procedures

As of the end of the period covered by this quarterly report on Form 10-Q, an evaluation was carried out, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended). Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2017 to provide reasonable assurance that information required to be disclosed by the Company in reports that it filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There were no significant changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

Acquired business and noncontrolling interests. During 2017, Landstar Metro, a recently formed subsidiary of the Company, acquired substantially all of the assets of the asset-light transportation logistics business of a Mexican transportation logistics company. In connection with the acquisition, individuals affiliated with the seller subscribed in the aggregate for a 30% equity interest in each of Landstar Metro and its sister company, Landstar Servicios. As it relates to the noncontrolling interests of Landstar Metro and Landstar Servicios, the Company has the option to purchase, and the minority equityholders have the option to sell, during the period commencing on the third anniversary of September 20, 2017, the closing date of the subscription by the minority equityholders (the “Closing Date”), and at any time after the fourth anniversary of the Closing Date, at fair value all but not less than all of the noncontrolling interests in Landstar Metro and Landstar Servicios. No assurances can be provided regarding the exercise of the option to purchase by the Company or the option to sell by the minority equityholders, or the amount that may be required to be paid to purchase the minority interests should either option be exercised.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Company

The Company did not purchase any shares of its common stock during the period from July 2, 2017 to September 30, 2017, the Company’s third fiscal quarter.

On May 19, 2015, the Landstar System, Inc. Board of Directors authorized the Company to increase the number of shares of the Company’s common stock that the Company is authorized to purchase from time to time in the open market and in privately negotiated transactions under a previously announced purchase program to 3,000,000 shares. As of September 30, 2017, the Company has authorization to purchase 1,036,125 shares of its common stock under this program. No specific expiration date has been assigned to the May 19, 2015 authorization.

Dividends

During the thirty-nine-week period ended September 30, 2017, Landstar paid dividends as follows:

Dividend Amount per Share	Declaration Date	Record Date	Payment Date
$0.09	January 30, 2017	February 20, 2017	March 17, 2017
$0.09	April 25, 2017	May 11, 2017	June 2, 2017
$0.10	July 25, 2017	August 14, 2017	September 1, 2017

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

LANDSTAR SYSTEM, INC.

Date: November 3, 2017	/s/ James B. Gattoni
James B. Gattoni
President and Chief Executive Officer

Date: November 3, 2017	/s/ L. Kevin Stout
L. Kevin Stout
Vice President and Chief Financial Officer