Form 10-K
period 2017-12-30
LANDSTAR SYSTEM INC
filed 2018-02-23
CIK 853816

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 30, 2017

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 0-21238

Landstar System, Inc.

(Exact name of registrant as specified in its charter)

Delaware	06-1313069
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

13410 Sutton Park Drive South Jacksonville, Florida	32224
(Address of principal executive offices)	(Zip Code)

(904) 398-9400

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Common Stock, $0.01 Par Value	The NASDAQ Stock Market, Inc.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes   ☐    No   ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant was $3,563,911,000 (based on the per share closing price on July 1, 2017, the last business day of the Company’s second fiscal quarter, as reported on the NASDAQ Global Select Market). In making this calculation, the registrant has assumed, without admitting for any purpose, that all directors and executive officers of the registrant, and no other persons, are affiliates.

The number of shares of the registrant’s common stock, par value $0.01 per share (the “Common Stock”), outstanding as of the close of business on January 26, 2018 was 41,991,429.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following document are incorporated by reference in this Form 10-K as indicated herein:

Document	Part of 10-K Into Which Incorporated
Proxy Statement relating to Landstar System, Inc.’s Annual Meeting of Stockholders scheduled to be held on May 22, 2018	Part III

LANDSTAR SYSTEM, INC.

2017 ANNUAL REPORT ON FORM 10-K

PART I

Item 1. Business

General

Landstar System, Inc. was incorporated in January 1991 under the laws of the State of Delaware. It acquired all of the capital stock of its predecessor, Landstar System Holdings, Inc. (“LSHI”) on March 28, 1991. Landstar System, Inc. has been a publicly held company since its initial public offering in March 1993. LSHI owns directly or indirectly all of the common stock of the following companies collectively referred to herein as Landstar’s “Operating Subsidiaries”: Landstar Ranger, Inc. (“Landstar Ranger”), Landstar Inway, Inc. (“Landstar Inway”), Landstar Ligon, Inc. (“Landstar Ligon”), Landstar Gemini, Inc. (“Landstar Gemini”), Landstar Transportation Logistics, Inc. (“Landstar Transportation Logistics”), Landstar Global Logistics, Inc. (“Landstar Global Logistics”), Landstar Express America, Inc. (“Landstar Express America”), Landstar Canada, Inc. (“Landstar Canada”). Landstar System, Inc., LSHI, the Operating Subsidiaries and the other affiliated companies referred to herein are collectively referred to as “Landstar” or the “Company,” unless the context otherwise requires. The Company’s principal executive offices are located at 13410 Sutton Park Drive South, Jacksonville, Florida 32224 and its telephone number is (904) 398-9400. The Company makes available free of charge through its website its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements on Schedule 14A and any amendments to those reports filed or furnished pursuant to Section 13(a) of 15(d) of the Exchange Act as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission (“SEC”). The Company’s website is www.landstar.com. You may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F. Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reading Room by calling the SEC at 1-800-SEC-0330. The SEC maintains a website at http://www.sec.gov that contains the Company’s current and periodic reports, proxy and information statements and other information filed electronically with the SEC.

On September 20, 2017, Landstar Metro, S.A.P.I. de C.V. (“Landstar Metro”), a recently formed subsidiary of the Company, acquired substantially all of the assets of the asset-light transportation logistics business of Fletes Avella, S.A. de C.V., a Mexican transportation logistics company. In connection with the acquisition, individuals affiliated with the seller subscribed in the aggregate for a 30% equity interest in each of Landstar Metro and Landstar Metro Servicios S.A.P.I. de C.V. (“Landstar Servicios”), while the Company owns a 70% interest in each. Landstar Metro provides freight and logistics services within Mexico. Landstar Servicios provides various administrative, financial, operational, safety and compliance services to Landstar Metro.

On December 28, 2013, the Company completed the sale of Landstar Supply Chain Solutions, Inc., a Delaware corporation, including its wholly owned subsidiary, Landstar Supply Chain Solutions LLC (collectively, “LSCS”), to XPO Logistics, Inc. (“XPO”). The gain on the sale of LSCS and the operating results of LSCS for fiscal year 2013 have been reclassified herein to discontinued operations.

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

Landstar markets its integrated transportation management solutions primarily through independent commission sales agents and exclusively utilizes third party capacity providers to transport customers’ freight. Landstar’s independent commission sales agents enter into contractual arrangements with the Company and are responsible for locating freight, making that freight available to Landstar’s capacity providers and coordinating the transportation of the freight with customers and capacity providers. The Company’s third party capacity providers consist of independent contractors who provide truck capacity to the Company under exclusive lease arrangements (the “BCO Independent Contractors”), unrelated trucking companies who provide truck capacity to the Company under non-exclusive contractual arrangements (the “Truck Brokerage Carriers”), air cargo carriers, ocean cargo carriers and railroads. Through this network of agents and capacity providers linked together by Landstar’s information technology systems, Landstar operates an integrated transportation management solutions business primarily throughout North America with revenue of $3.6 billion during the most recently completed fiscal year. The Company reports the results of two operating segments: the transportation logistics segment and the insurance segment.

Transportation Logistics Segment

The transportation logistics segment provides a wide range of integrated transportation management solutions. Transportation services offered by the Company include truckload and less-than-truckload transportation, rail intermodal, air cargo, ocean cargo, expedited ground and air delivery of time-critical freight, heavy-haul/specialized, U.S.-Canada and U.S.-Mexico cross-border, intra-Mexico, intra-Canada, project cargo and customs brokerage. Examples of the industries serviced by the transportation logistics segment include automotive products, building products, metals, chemicals, foodstuffs, heavy machinery, retail, electronics and military equipment. In addition, the transportation logistics segment provides transportation services to other transportation companies, including third party logistics and less-than-truckload service providers. Each of the independent commission sales agents has the opportunity to market all of the services provided by the transportation logistics segment. Billings for freight transportation services are typically charged to customers on a per shipment basis for the physical transportation of freight and are referred to as transportation revenue. See “Notes to Consolidated Financial Statements” for the amount of revenue from external customers, measure of profit and total assets attributable to the transportation logistics segment for the last three fiscal years.

Truck Services. The transportation logistics segment’s truck transportation services include a full array of truckload transportation for a wide range of commodities and, to a lesser degree, less-than-truckload transportation services. A significant portion of the Company’s truckload services are delivered in the spot market over irregular or non-repetitive routes, while approximately 31% of the Company’s fiscal year 2017 truck transportation revenue was provided utilizing Landstar provided trailing equipment, which frequently are used on more routine, regular routes. The Company utilizes a broad assortment of equipment, including dry and specialty vans of various sizes, unsided/platform trailers (including flatbeds, drop decks and specialty trailers), temperature-controlled vans and containers. Available truck transportation services also include short-to-long haul movement of containers by truck and expedited ground and dedicated power-only truck capacity. During fiscal year 2017, revenue generated by BCO Independent Contractors and Truck Brokerage Carriers was 45% and 48%, respectively, of consolidated revenue. Also, during fiscal year 2017, truck transportation revenue generated via van equipment and unsided/platform trailing equipment was 64% and 33%, respectively, of truck transportation revenue and less-than-truckload revenue was 3% of truck transportation revenue. The Company’s truck services contributed 93% of consolidated revenue in each of fiscal years 2017, 2016 and 2015.

During 2017, the Company incorporated Landstar Metro, S.A.P.I. de C.V., a transportation logistics company (“Landstar Metro”), and Landstar Metro Servicios S.A.P.I. de C.V., a services company (“Landstar Servicios”), each based in Mexico City, Mexico. On September 20, 2017, Landstar Metro acquired substantially all of the assets of the asset-light transportation logistics business of a Mexican transportation logistics company. In connection with the acquisition, individuals affiliated with the seller subscribed in the aggregate for a 30% equity interest in each of Landstar Metro and Landstar Servicios. Landstar Metro provides freight and logistics services within the country of Mexico. Landstar Servicios provides various administrative, financial, operational, safety and compliance services to Landstar Metro. The results of operations from Landstar Metro and Landstar Servicios are presented as part of the Company’s transportation logistics segment. Revenue from Landstar Metro represented less than 1% of the Company’s transportation logistics segment revenue in fiscal year 2017.

Rail Intermodal Services. The transportation logistics segment has contracts with Class 1 domestic and Canadian railroads, certain short-line railroads and most major asset-based intermodal equipment providers, including agreements with stacktrain operators and container and trailing equipment companies. In addition, the transportation logistics segment has contracts with a vast network of local trucking companies that handle pick-up and delivery of rail freight. These contracts provide the transportation logistics segment the ability to transport freight via rail throughout the United States, Canada and Mexico. The transportation logistics segment’s rail intermodal service capabilities include trailer on flat car, container on flat car, box car and railcar. The transportation logistics segment’s rail intermodal services contributed 3% of consolidated revenue in each of fiscal years 2017, 2016 and 2015.

Air and Ocean Services. The transportation logistics segment provides domestic and international air services and ocean services to its customers. The Company executes international air freight transportation as an International Air Transport Association (IATA) certified Indirect Air Carrier (IAC) and international ocean freight transportation as an Ocean Transportation Intermediary (OTI) licensed by the Federal Maritime Commission (FMC) as a non-vessel operating common carrier (NVOCC) and ocean freight forwarder. Through its network of independent commission sales agents, relationships within a global network of foreign freight forwarders and contracts with a number of airlines and ocean lines, the transportation logistics segment provides efficient and cost effective door-to-door transportation to most points in the world for a vast array of cargo types such as over-sized break bulk, consolidations, full container loads and refrigerated freight. The transportation logistics segment’s air and ocean services contributed 3% of consolidated revenue in fiscal year 2017, 2% of consolidated revenue in fiscal year 2016 and 3% of consolidated revenue in fiscal year 2015.

Insurance Segment

The insurance segment is comprised of Signature Insurance Company (“Signature”), a wholly owned offshore insurance subsidiary, and Risk Management Claim Services, Inc. (“RMCS”). This segment provides risk and claims management services to certain of Landstar’s Operating Subsidiaries. In addition, it reinsures certain risks of the Company’s BCO Independent Contractors and provides certain property and casualty insurance directly to certain of Landstar’s Operating Subsidiaries. Revenue at the insurance segment represents reinsurance premiums from third party insurance companies that provide insurance programs to BCO Independent Contractors where all or a portion of the risk of loss is ultimately borne by Signature. Revenue at the insurance segment represented approximately 1% of the Company’s consolidated revenue in each of fiscal years 2017, 2016 and 2015. See “Notes to Consolidated Financial Statements” for the amount of revenue from external customers, measure of profit and total assets attributable to the insurance segment for the last three fiscal years.

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

Management believes the Company has more independent commission sales agents than any other asset-light integrated transportation management solutions company in the United States. Landstar’s vast network of independent commission sales agent locations provides the Company regular contact with shippers at the local level and the capability to be highly responsive to shippers’ changing needs. The Company’s large fleet of available capacity provides the agent network the resources needed to service both large and small shippers. Through its agent network, the Company offers smaller shippers a level of service comparable to that typically enjoyed only by larger customers. Examples include the ability to provide transportation services on short notice, multiple pick-up and delivery points, electronic data interchange capability, access to specialized equipment, spotted van trailers, trailer pools and drop-and-hook operations. In addition, a number of the Company’s agents specialize in certain types of freight and transportation services (such as oversized or heavy loads and/or rail, air and international freight transportation). Each independent commission sales agent has the opportunity to market all of the services provided by the transportation logistics segment.

The independent commission sales agents use a variety of proprietary and third party information technology applications provided by the Company to service the requirements of shippers. For truckload services, the Company’s independent commission sales agents primarily use Landstar proprietary software which enables agents to enter available freight, dispatch capacity and process most administrative procedures and then communicate that information to Landstar and its capacity providers via the internet. The Company’s web-based available truck information system provides a listing of available truck capacity to the Company’s independent commission sales agents. The Company also offers independent commission sales agents with a variety of proprietary web-based pricing, operational and financial tools. For modes of transportation other than truckload, the independent commission sales agents utilize both proprietary and third party information technology applications provided by the Company.

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

The Company had 542 and 502 agents who each generated at least $1 million in Landstar revenue during fiscal years 2017 and 2016, respectively (the “Million Dollar Agents”). Landstar revenue from the Million Dollar Agents in the aggregate represented 92% of consolidated revenue in both fiscal years 2017 and 2016. Annually, the Company has experienced very few terminations of its Million Dollar Agents, whether such terminations are initiated by the agent or the Company. Annual terminations of Million Dollar Agents are typically 3% or less of the total number of Million Dollar Agents. Management believes that the majority of the Million Dollar Agents choose to represent the Company exclusively.

Third Party Capacity

The Company relies exclusively on independent third parties for its hauling capacity other than for trailing equipment owned or leased by the Company and utilized primarily by the BCO Independent Contractors. These third party transportation capacity providers consist of BCO Independent Contractors, Truck Brokerage Carriers, air and ocean cargo carriers and railroads. Landstar’s use of capacity provided by third parties allows it to maintain a lower level of capital investment, resulting in lower fixed costs. During fiscal year 2017, revenue generated by BCO Independent Contractors, Truck Brokerage Carriers and railroads represented approximately 45%, 48% and 3%, respectively, of the Company’s consolidated revenue. Collectively, revenue generated by air and ocean cargo carriers represented approximately 3% of the Company’s consolidated revenue during fiscal year 2017. Historically, the gross profit margin (defined as gross profit, which is defined as revenue less the cost of purchased transportation and commissions to agents, divided by revenue) generated from freight hauled by BCO Independent Contractors has been greater than that from freight hauled by other third party capacity providers. However, the Company’s insurance and claims costs, depreciation costs and other operating costs are incurred primarily in support of BCO Independent Contractor capacity. In addition, as further described in the “Corporate Services” section that follows, the Company incurs significantly higher selling, general and administrative costs in support of BCO Independent Contractor capacity as compared to the other modes of transportation. Purchased transportation costs are recognized upon the completion of freight delivery.

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

The Company’s BCO Independent Contractors are compensated primarily based on a contractually agreed-upon percentage of revenue generated by loads they haul. This percentage generally ranges from 62% to 74% where the BCO Independent Contractor provides only a tractor and 73% to 78% where the BCO Independent Contractor provides both a tractor and trailing equipment. The BCO Independent Contractor must pay substantially all of the expenses of operating his/her equipment, including driver wages and benefits, fuel, physical damage insurance, maintenance, highway use taxes and debt service, if applicable. The Company passes 100% of fuel surcharges billed to customers for freight hauled by BCO Independent Contractors to its BCO Independent Contractors. During fiscal year 2017, the Company billed customers $170.8 million in fuel surcharges and passed 100% of such fuel surcharges to the BCO Independent Contractors. These fuel surcharges are excluded from revenue and the cost of purchased transportation.

The Company maintains internet-based applications for mobile and desktop devices through which BCO Independent Contractors can view a comprehensive listing of the Company’s available freight, allowing them to consider rate, size, origin and destination when planning trips. The Landstar Contractors’ Advantage Purchasing Program (LCAPP) leverages Landstar’s purchasing power to provide discounts to eligible BCO Independent Contractors when they purchase equipment, fuel, tires and other items. In addition, Landstar Contractor Financing, Inc. provides a source of funds at competitive interest rates to the BCO Independent Contractors to purchase primarily trailing equipment.

The number of trucks provided to the Company by BCO Independent Contractors was 9,696 at December 30, 2017, compared to 9,439 at December 31, 2016. At December 30, 2017, approximately 98% of the trucks provided by BCO Independent Contractors were provided by BCO Independent Contractors who provided five or fewer trucks to the Company. The number of trucks provided by BCO Independent Contractors fluctuates daily as a result of truck recruiting and truck terminations. Less trucks were recruited in fiscal year 2017 than in fiscal year 2016 but trucks terminated were also lower in fiscal year 2017 than in fiscal year 2016, resulting in an overall net increase of 257 trucks during fiscal year 2017. Landstar’s BCO Independent Contractor truck turnover was approximately 31% in fiscal year 2017 compared to 35% in fiscal year 2016. Approximately 44% of 2017 turnover was attributable to BCO Independent Contractors who had been with the Company for less than one year. Management believes that factors that have historically favorably impacted turnover include the Company’s extensive agent network, the quality of available freight, the Company’s programs to reduce the operating costs of its BCO Independent Contractors and Landstar’s reputation for quality, service, reliability and financial strength.

Truck Brokerage Carriers. At December 30, 2017, the Company maintained a database of over 49,000 approved Truck Brokerage Carriers who provide truck capacity to the Company. Truck Brokerage Carriers provide truck capacity to the Company under non-exclusive contractual arrangements and each operates under its own DOT-issued motor carrier operating authority. Truck Brokerage Carriers are paid either a negotiated rate for each load hauled or, to a lesser extent, a contractually agreed-upon fixed rate per load. The Company recruits, approves, establishes contracts with and tracks safety ratings and service records of these third party trucking companies. In addition to providing additional capacity to the Company, the use of Truck Brokerage Carriers enables the Company to pursue different types and quality of freight such as temperature-controlled, short-haul traffic and less-than-truckload and, in certain instances, lower-priced freight that generally would not be handled by the Company’s BCO Independent Contractors.

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

Trailing Equipment

The Company offers its customers a large and diverse fleet of trailing equipment. The following table illustrates the mix of the trailing equipment as of December 30, 2017, either provided by the BCO Independent Contractors or owned or leased by the Company and made available primarily to BCO Independent Contractors. In general, Truck Brokerage Carriers utilize their own trailing equipment when providing transportation services on behalf of Landstar. Truck Brokerage Carrier trailing equipment is not included in the following table:

Trailers by Type
Van	12,441
Unsided/platform, including flatbeds, step decks, drop decks and low boys	2,980
Temperature-controlled	113

Total	15,534

Specialized services offered by the Company include those provided by a large fleet of flatbed trailers and multi-axle trailers capable of hauling extremely heavy or oversized loads. Management believes the Company, along with its network of capacity providers, offers one of the largest fleets of heavy/specialized trailing equipment in North America.

At December 30, 2017, 11,436 of the trailers available to the BCO Independent Contractors were owned by the Company and 295 were leased. In addition, at December 30, 2017, 3,803 trailers were provided by the BCO Independent Contractors. Approximately 31% of Landstar’s truck transportation revenue was generated on Landstar provided trailing equipment during fiscal year 2017.

Customers

The Company’s customer base is highly diversified and dispersed across many industries, commodities and geographic regions. The Company’s top 100 customers accounted for approximately 42% of consolidated revenue during both fiscal years 2017 and 2016. Management believes that the Company’s overall size, technological applications, geographic coverage, access to equipment and diverse service capability offer the Company significant competitive marketing and operating advantages. These advantages allow the Company to meet the needs of even the largest shippers. Larger shippers often consider reducing the number of authorized carriers they use in favor of a small number of “core carriers,” such as the Company, whose size and diverse service capabilities enable these core carriers to satisfy most of the shippers’ transportation needs. The Company’s national account customers include the United States Department of Defense and many of the companies included in the Fortune 500. Large shippers are also using third party logistics providers (“3PLs”) to outsource the management and coordination of their transportation needs. 3PLs and other transportation companies also utilize the Company’s available transportation capacity to satisfy their obligations to their shippers. There were ten transportation service providers, including 3PLs, included in the Company’s top 25 customers for fiscal year 2017. Management believes the Company’s network of agents and third party capacity providers allows it to efficiently attract and service smaller shippers which may not be as desirable to other large transportation providers (see above under “Agent Network”). No customer accounted for more than 4% of the Company’s 2017 revenue.

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

Administrative support services that provide operational and financial advantages to the network include customer contract administration, customer credit review and approvals, pricing, customer billing, accounts receivable collections, third party capacity settlement, operator and equipment safety and compliance management, insurance claims handling, coordination of vendor discount programs and third party capacity sourcing programs. Marketing and advertising strategies are also provided by the Company. The Company’s practices of accepting customer credit risk and paying its agents and carriers promptly provides a significant competitive advantage to the Company in comparison to less capitalized competitors.

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

Interstate motor carrier operations are subject to safety requirements prescribed by the FMCSA. Each driver, whether a BCO Independent Contractor or Truck Brokerage Carrier, is required to have a commercial driver’s license and may be subject to mandatory drug and alcohol testing. The FMCSA’s commercial driver’s license and drug and alcohol testing requirements have not adversely affected the Company’s ability to source the capacity necessary to meet its customers’ transportation needs. In addition, FMCSA mandated the use of electronic logging devices (ELDs) in certain over-the-road commercial motor vehicles effective December 18, 2017. The FMCSA’s ELD mandate has not adversely affected the size of the Company’s fleet of BCO Independent Contractors. However, no assurance can be provided regarding the potential impact of the ELD mandate on truck capacity provided by Truck Brokerage Carriers.

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

The transportation industry is subject to other potential regulatory and legislative changes (such as the possibility of more stringent environmental, climate change and/or safety/security regulations, limits on vehicle weight and size and regulations relating to sleep apnea and, more generally, the health and wellness of commercial truck operators) that may affect the economics of the industry by requiring changes in operating practices, by changing the demand for motor carrier services or the cost of providing truckload or other transportation or logistics services, or by adversely impacting the number of available commercial truck operators.

Seasonality

Landstar’s operations are subject to seasonal trends common to the trucking industry. Truckload volumes for the quarter ending in March are typically lower than for the quarters ending in June, September and December.

Employees

As of December 30, 2017, the Company and its subsidiaries employed 1,273 individuals. Approximately five Landstar Ranger, Inc. drivers (out of a Company total of approximately 9,696 drivers for BCO Independent Contractors) are members of the International Brotherhood of Teamsters. The Company considers relations with its employees to be good.

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

Dependence on independent commission sales agents. As noted above in Item 1, “Business — Factors Significant to the Company’s Operations — Agent Network,” the Company markets its services primarily through independent commission sales agents. During fiscal year 2017, 542 agents generated revenue for Landstar of at least $1 million each (the “Million Dollar Agents”), or in the aggregate approximately 92% of Landstar’s consolidated revenue. Landstar competes with motor carriers and other third parties for the services of these independent commission sales agents. Landstar has historically experienced very limited agent turnover in the number of its Million Dollar Agents. There can be no assurances, however, that Landstar will continue to experience very limited turnover of its Million Dollar Agents in the future. Landstar’s contracts with its agents, including its Million Dollar Agents, are typically terminable without cause upon 10 to 30 days’ notice by either party and generally contain significant but not unqualified non-compete provisions limiting the ability of a former agent to compete with Landstar for a specified period of time post-termination, and other restrictive covenants. The loss of some of the Company’s Million Dollar Agents and/or a significant decrease in revenue generated by Million Dollar Agents could have a material adverse effect on Landstar, including its results of operations and revenue.

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

Substantial industry competition. As noted above in Item 1, “Business — Factors Significant to the Company’s Operations — Competition,” Landstar competes primarily in the transportation and logistics services industry. This industry is extremely competitive and fragmented. Landstar competes primarily with truckload carriers, intermodal transportation service providers, railroads, less-than-truckload carriers, third party logistics companies and other asset-light transportation and logistics service providers. Management believes that competition for the freight transported by the Company is based on service, efficiency and freight rates, which are influenced significantly by the economic environment, particularly the amount of available transportation capacity and freight demand. Historically, competition has created downward pressure on freight rates. In addition, many large shippers are using third party logistics providers (“3PLs”) other than the Company to outsource the management and coordination of their transportation needs rather than directly arranging for transportation services with carriers. As noted above, there were ten transportation service providers, including 3PLs, included in the Company’s top 25 customers for the fiscal year ended December 30, 2017. Usage by large shippers of 3PLs often provides carriers, such as the Company, with a less direct relationship with the shipper and, as a result, may increase pressure on freight rates while making it more difficult for the Company to compete primarily based on service and efficiency. A decrease in freight rates could have a material adverse effect on Landstar, including its revenue and operating income.

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

The transportation industry is subject to other potential regulatory and legislative changes (such as the possibility of more stringent environmental, climate change and/or safety/security regulations, limits on vehicle weight and size and regulations relating to sleep apnea and, more generally, the health and wellness of commercial truck operators) that may affect the economics of the industry by requiring changes in operating practices, by changing the demand for motor carrier services or the cost of providing truckload or other transportation or logistics services, or by adversely impacting the number of available commercial truck operators.

In particular, the FMCSA in recent years proposed a number of regulatory changes that affect the operation of commercial motor carriers across the United States. It is difficult to predict in what form FMCSA regulations may be implemented, modified or enforced and what impact any such regulations may have on motor carrier operations or the aggregate number of trucks that provide hauling capacity to the Company. In particular, FMCSA mandated the use of electronic logging devices (ELDs) in certain over-the-road commercial motor vehicles effective December 18, 2017. The FMCSA’s ELD mandate has not adversely affected the size of the Company’s fleet of BCO Independent Contractors. However, no assurance can be provided regarding the potential impact of the ELD mandate on truck capacity provided by Truck Brokerage Carriers.

In addition, in December 2010, the FMCSA introduced the Compliance Safety Accountability (CSA) motor carrier oversight program. The Company believes the intent of this program is to improve regulatory oversight of motor carriers and commercial drivers using a safety measurement system methodology that is fundamentally different from the methodology that the FMCSA historically relied upon. Under CSA, the FMCSA monitors seven Behavior Analysis and Safety Improvement Categories, or BASICs, under which a motor carrier may be evaluated against established threshold scores for each such BASIC. In the event a motor carrier has one or more BASIC scores that exceeds the applicable threshold, the motor carrier has an increased risk of roadside inspection and/or compliance review by FMCSA. BASIC scores in excess of applicable thresholds may also adversely affect a motor carrier’s overall safety rating and/or its relationships with customers. Under the Fixing America’s Surface Transportation Act, or the “FAST Act ” signed into law on December 4, 2015, the FMCSA was required to engage the National Research Council to conduct a study of CSA and the Safety Measurement System (SMS) utilized by the CSA program. As a result of the FAST Act, the FMCSA announced the removal of the BASIC scores from public view and that such scores are expected to remain hidden from public view while changes to CSA are considered. It is difficult to predict in what form CSA may be modified or enforced and what impact any such revised version of the CSA program regulation may have on motor carrier operations or the aggregate number of trucks that provide hauling capacity to the Company.

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

In June 2016, Landstar Ranger, Inc. received an information request from the EPA to determine the Clean Air Act compliance status of Landstar Ranger, Inc. with respect to the Truck and Bus Regulation and the Drayage Truck Regulation in the state of California. Landstar Ranger, Inc. believes it complied with this information request; however, the timing and outcome of the review by the EPA and any subsequent action by the EPA, if any, cannot be predicted. The Company may incur significant legal and other professional fees in connection with the EPA’s review. If the Company is found to be in noncompliance with CARB regulations, the EPA and CARB may seek to impose significant fines and penalties, or injunctive relief, on the Company. Further, the Company reorganized its entire fleet of van trailing equipment to maintain CARB-compliant trailer operations. Moreover, no assurances can be given with respect to the extent BCO Independent Contractors will choose to become CARB-compliant by purchasing a new or used CARB-compliant tractor, replacing the engine in their existing tractor with a CARB-compliant engine or performing an exhaust retrofit of their existing tractor by installing a particulate matter filter. Accordingly, many of the Company’s BCO Independent Contractors may choose not to haul loads that would require travel within California, which could affect the ability of the Company to service customer freight needs for freight originating from, delivering to or traveling through California. Furthermore, increased regulation of tractor or trailing equipment specifications, including emissions created by diesel engines, could create substantial costs for the Company’s third party capacity providers and, in turn, increase the cost of purchased transportation to the Company. An increase in the costs to purchase, lease or maintain tractor or trailing equipment or in purchased transportation cost caused by existing or new regulations without a corresponding increase in price to the customer could adversely affect Landstar, including its results of operations and financial condition.

Disruptions or failures in the Company’s computer systems; cyber and other information security incidents. As noted above in Item 1, “Business — Factors Significant to the Company’s Operations — Technology,” the Company’s information technology systems used in connection with its operations are located in Jacksonville, Florida and to a lesser extent in Rockford, Illinois. In addition, the Company utilizes several third party data centers throughout the U.S. Landstar relies in the regular course of its business on the proper operation of its information technology systems to link its extensive network of customers, agents and third party capacity providers, including its BCO Independent Contractors. Although the Company has redundant systems for its critical operations, any significant disruption or failure of its technology systems or those of third party data centers on which it relies could significantly disrupt the Company’s operations and impose significant costs on the Company. Moreover, it is critical that the data processed by or stored in the Company’s information technology systems or otherwise in the Company’s possession remain confidential, as it often includes confidential, proprietary and/or competitively sensitive information regarding our customers, agents and third party capacity providers, employee records and key financial and operational results and statistics. Cyber incidents that impact the security, availability, reliability, speed, accuracy or other proper functioning of these systems and data, including outages, computer viruses, break-ins and similar disruptions, could have a significant impact on our operations. Accordingly, information security and the continued development and enhancement of the controls and processes designed to protect our systems, computers, software, data and networks from attack, damage or unauthorized access remain a priority for us. Although we believe that we have robust security procedures and other safeguards in place, as threats continue to evolve, we may be required to expend additional resources to continue to enhance our information security measures and/or to investigate and remediate any security vulnerabilities. For example, in the first quarter of 2016, we were subject to “spear-phishing” attacks through which third parties were able to obtain personal employee data. We have undertaken a number of remedial measures in response, including enhancing our security systems and additional training for our employees. Additional incidents may occur in the future and may have a material adverse effect on our business and operations. A significant incident, including system failure, security breach, disruption by malware, or other damage, could interrupt or delay our operations, damage our reputation, cause a loss of customers, agents and/or third party capacity providers, expose us to a risk of loss or litigation, and/or cause us to incur significant time and expense to remedy such an event, any of which could have a material adverse impact on our results of operations and financial condition.

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

Catastrophic loss of a Company facility. The Company faces the risk of a catastrophic loss of the use of all or a portion of its facilities located in Jacksonville, Florida, Laredo, Texas and Rockford, Illinois due to hurricanes, flooding, tornados, other weather conditions, natural disasters, terrorist attacks or otherwise. The Company’s corporate headquarters and approximately two-thirds of the Company’s employees are located in its Jacksonville, Florida facility. In particular, a significant hurricane or similar catastrophic event that impacts the Jacksonville, Florida metropolitan area could significantly disrupt the Company’s operations and impose significant costs on the Company.

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

Unclaimed property. The Company is subject to federal and state laws relating to abandoned and unclaimed property. States routinely audit the records of companies to assess compliance with such laws. The Company is currently undergoing a multi-state unclaimed property audit, and in connection with such audit, has entered into a voluntary disclosure agreement (“VDA”) with the Delaware Department of Finance (“DOF”). The timing and outcome of this multi-state unclaimed property audit cannot be predicted. The Company may incur significant professional fees in connection with the audit and VDA. If the Company is found to be in noncompliance with applicable unclaimed property laws or the manner in which such laws are interpreted or applied, states may determine that they are entitled to the remittance by the Company of significant amounts of unclaimed or abandoned property and further may seek to impose other significant costs on the Company, including penalties and interest.

Item 1B. Unresolved Staff Comments

None.

Item  2. Properties

The Company owns or leases various properties in the U.S., Canada and Mexico for the Company’s operations and administrative staff that support its independent commission sales agents, BCO Independent Contractors and other third party capacity providers. The transportation logistics segment’s primary facilities are located in Jacksonville, Florida and Rockford, Illinois. In addition, the Company’s corporate headquarters are located in Jacksonville, Florida. The Company also maintains a key freight staging and transload facility in Laredo, Texas. The Jacksonville, Florida, Rockford, Illinois and Laredo, Texas facilities are owned by the Company. Management believes that Landstar’s owned and leased properties are adequate for its current needs and that leased properties can be retained or replaced at an acceptable cost.

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

	2017 Market Price		2016 Market Price		Dividends Declared
Fiscal Period	High	Low	High	Low	2017	2016	2015
First Quarter	$89.14	$80.70	$67.61	$53.03	$0.09	$0.08	$0.07
Second Quarter	88.50	80.30	68.36	62.38	0.09	0.08	0.07
Third Quarter	100.00	80.00	72.97	64.82	0.10	0.09	0.08
Fourth Quarter	107.60	94.80	90.80	65.05	1.60	0.09	0.08

The reported last sale price per share of the Common Stock as reported on the NASDAQ Global Select Market on January 26, 2018 was $113.30 per share. As of such date, Landstar had 41,991,429 shares of Common Stock outstanding and had 83 stockholders of record of its Common Stock. However, the Company estimates that it has a significantly greater number of stockholders because a substantial number of the Company’s shares are held by brokers or dealers for their customers in street name.

Purchases of Equity Securities by the Company

The Company did not purchase any shares of its Common Stock during the period from October 1, 2017 to December 30, 2017, the Company’s fourth fiscal quarter.

On May 19, 2015, the Landstar System, Inc. Board of Directors authorized the Company to increase the number of shares of the Company’s Common Stock that the Company is authorized to purchase from time to time in the open market and in privately negotiated transactions under a previously announced purchase program to 3,000,000 shares. On December 11, 2017, the Landstar System, Inc. Board of Directors authorized the Company to purchase up to 1,963,875 shares of the Company’s Common Stock from time to time in the open market and in privately negotiated transactions. As of December 30, 2017, the Company has authorization to purchase 3,000,000 shares of its Common Stock under these programs. No specific expiration date has been assigned to either the May 19, 2015 or December 11, 2017 authorizations.

Dividends

During fiscal year 2017, Landstar paid dividends as follows:

Dividend Amount	Declaration	Record	Payment
per Share	Date	Date	Date
$0.09	January 30, 2017	February 20, 2017	March 17, 2017
$0.09	April 25, 2017	May 11, 2017	June 2, 2017
$0.10	July 25, 2017	August 14, 2017	September 1, 2017
$0.10	October 24, 2017	November 14, 2017	December 8, 2017

On January 31, 2018, the Company announced the declaration of a quarterly dividend of $0.15 per share payable on March 16, 2018, to stockholders of record on February 19, 2018. It is currently the intention of the Board of Directors to pay a quarterly dividend going forward.

On December 11, 2017, the Company announced that its Board of Directors declared a special cash dividend of $1.50 per share payable on January 26, 2018 to stockholders of record of its Common Stock as of January 12, 2018. Dividends payable of $62,985,000 related to this dividend are included in current liabilities in the consolidated balance sheet at December 30, 2017.

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

Equity Compensation Plan Information

The Company maintains a stock compensation plan for members of its Board of Directors and two employee equity incentive plans. The following table presents information related to securities authorized for issuance under these plans at December 30, 2017:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted-average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Security Holders	189,040	$49.34	3,968,788
Equity Compensation Plans Not Approved by Security Holders	0	0	0

Under the 2011 Equity Incentive Plan (the “2011 EIP”), the issuance of (i) a non-vested share of Landstar Common Stock issued in the form of restricted stock and (ii) a share of Landstar Common Stock issued upon the vesting of a previously granted restricted stock unit each counts as the issuance of two securities against the number of securities available for future issuance. Included in the number of securities remaining available for future issuance under equity compensation plans were 78,682 shares of Common Stock reserved for issuance under the 2013 Directors’ Stock Compensation Plan.

Financial Model Shareholder Returns

The following graph illustrates the return that would have been realized, assuming reinvestment of dividends, by an investor who invested $100 in each of the Company’s Common Stock, the Standard and Poor’s 500 Stock Index and the Dow Jones Transportation Stock Index for the period commencing December 29, 2012 through December 30, 2017.

Item 6. Selected Financial Data

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

SELECTED CONSOLIDATED FINANCIAL DATA

(Dollars in thousands, except per share amounts)

	Fiscal Years
Income Statement Data:	2017	2016	2015	2014	2013
Revenue	$3,646,364	$3,167,634	$3,321,091	$3,184,790	$2,664,780
Investment income	2,498	1,502	1,396	1,381	1,475
Costs and expenses:
Purchased transportation	2,805,109	2,415,663	2,551,343	2,461,143	2,046,927
Commissions to agents	297,410	264,205	270,260	250,780	211,355
Other operating costs, net of gains on asset sales/dispositions	28,687	29,702	31,618	25,771	21,568
Insurance and claims	62,545	57,280	48,754	46,280	50,438
Selling, general and administrative	170,583	143,239	149,704	150,250	131,710
Depreciation and amortization	40,560	35,796	29,102	27,575	27,667

Total costs and expenses	3,404,894	2,945,885	3,080,781	2,961,799	2,489,665

Operating income	243,968	223,251	241,706	224,372	176,590
Interest and debt expense	3,166	3,794	2,949	3,177	3,211

Income from continuing operations before income taxes	240,802	219,457	238,757	221,195	173,379
Income taxes	63,806	82,107	91,068	82,386	64,457

Income from continuing operations	176,996	137,350	147,689	138,809	108,922
Discontinued operations:
Income from discontinued operations, net of income taxes	—	—	—	—	4,058
Gain on sale of discontinued operations, net of income taxes	—	—	—	—	33,029

Income from discontinued operations, net of income taxes	—	—	—	—	37,087

Net income	176,996	137,350	147,689	138,809	146,009
Less: Net loss attributable to noncontrolling interest	(92)	—	—	—	—

Net income attributable to Landstar System, Inc. and subsidiary	$177,088	$137,350	$147,689	$138,809	$146,009

Earnings per common share attributable to Landstar System, Inc. and subsidiary:
Income from continuing operations	$4.22	$3.26	$3.38	$3.09	$2.37
Income from discontinued operations	$—	$—	$—	$—	$0.81
Earnings per common share	$4.22	$3.26	$3.38	$3.09	$3.17
Diluted earnings per share attributable to Landstar System, Inc. and subsidiary:
Income from continuing operations	$4.21	$3.25	$3.37	$3.07	$2.36
Income from discontinued operations	$—	$—	$—	$—	$0.80
Diluted earnings per share	$4.21	$3.25	$3.37	$3.07	$3.16
Dividends per common share	$1.88	$0.34	$0.30	$1.26	$0.35

Balance Sheet Data:	Dec. 30, 2017	Dec. 31, 2016	Dec. 26, 2015	Dec. 27, 2014	Dec. 28, 2013
Total assets	$1,352,460	$1,096,591	$991,518	$1,037,616	$963,576
Long-term debt, including current maturities	125,113	138,304	124,292	111,321	101,505
Equity	653,877	542,557	466,237	488,261	454,481

The information above for fiscal year 2013 has been adjusted for the completion of the sale of Landstar Supply Chain Solutions, Inc., including its wholly owned subsidiary, Landstar Supply Chain Solutions LLC (collectively, “LSCS”), to XPO Logistics, Inc. and the treatment of LSCS as a discontinued operation effective December 28, 2013.

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

Landstar markets its integrated transportation management solutions primarily through independent commission sales agents and exclusively utilizes third party capacity providers to transport customers’ freight. Landstar’s independent commission sales agents enter into contractual arrangements with the Company and are responsible for locating freight, making that freight available to Landstar’s capacity providers and coordinating the transportation of the freight with customers and capacity providers. The Company’s third party capacity providers consist of independent contractors who provide truck capacity to the Company under exclusive lease arrangements (the “BCO Independent Contractors”), unrelated trucking companies who provide truck capacity to the Company under non-exclusive contractual arrangements (the “Truck Brokerage Carriers”), air cargo carriers, ocean cargo carriers and railroads. Through this network of agents and capacity providers linked together by Landstar’s information technology systems, Landstar operates an integrated transportation management solutions business primarily throughout North America with revenue of $3.6 billion during the most recently completed fiscal year. The Company reports the results of two operating segments: the transportation logistics segment and the insurance segment.

The transportation logistics segment provides a wide range of integrated transportation management solutions. Transportation services offered by the Company include truckload and less-than-truckload transportation, rail intermodal, air cargo, ocean cargo, expedited ground and air delivery of time-critical freight, heavy-haul/specialized, U.S.-Canada and U.S.-Mexico cross-border, intra-Mexico, intra-Canada, project cargo and customs brokerage. Examples of the industries serviced by the transportation logistics segment include automotive products, building products, metals, chemicals, foodstuffs, heavy machinery, retail, electronics and military equipment. In addition, the transportation logistics segment provides transportation services to other transportation companies, including third party logistics and less-than-truckload service providers. Each of the independent commission sales agents has the opportunity to market all of the services provided by the transportation logistics segment. Billings for freight transportation services are typically charged to customers on a per shipment basis for the physical transportation of freight and are referred to as transportation revenue. During fiscal year 2017, revenue generated by BCO Independent Contractors, Truck Brokerage Carriers and railroads represented approximately 45%, 48% and 3%, respectively, of the Company’s consolidated revenue. Collectively, revenue generated by air and ocean cargo carriers represented approximately 3% of the Company’s consolidated revenue during fiscal year 2017.

During 2017, the Company incorporated Landstar Metro, S.A.P.I. de C.V., a transportation logistics company (“Landstar Metro”), and Landstar Metro Servicios S.A.P.I. de C.V., a services company (“Landstar Servicios”), each based in Mexico City, Mexico. On September 20, 2017, Landstar Metro acquired substantially all of the assets of the asset-light transportation logistics business of a Mexican transportation logistics company. In connection with the acquisition, individuals affiliated with the seller subscribed in the aggregate for a 30% equity interest in each of Landstar Metro and Landstar Servicios. Landstar Metro provides freight and logistics services within the country of Mexico and in conjunction with Landstar’s U.S./Mexico cross-border services. Landstar Servicios provides various administrative, financial, operational, safety and compliance services to Landstar Metro. The results of operations from Landstar Metro and Landstar Servicios are presented as part of the Company’s transportation logistics segment. Revenue from Landstar Metro represented less than 1% of the Company’s transportation logistics segment revenue during fiscal year 2017.

The insurance segment is comprised of Signature Insurance Company, a wholly owned offshore insurance subsidiary (“Signature”), and Risk Management Claim Services, Inc. The insurance segment provides risk and claims management services to certain of Landstar’s Operating Subsidiaries. In addition, it reinsures certain risks of the Company’s BCO Independent Contractors and provides certain property and casualty insurance directly to certain of Landstar’s Operating Subsidiaries. Revenue at the insurance segment represents reinsurance premiums from third party insurance companies that provide insurance programs to BCO Independent Contractors where all or a portion of the risk is ultimately borne by Signature. Revenue at the insurance segment represented approximately 1% of the Company’s consolidated revenue for fiscal year 2017.

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

While customer demand, which is subject to overall economic conditions, ultimately drives increases or decreases in revenue, the Company primarily relies on its independent commission sales agents to establish customer relationships and generate revenue opportunities. Management’s emphasis with respect to revenue growth is on revenue generated by independent commission sales agents who on an annual basis generate $1 million or more of Landstar revenue (“Million Dollar Agents”). Management believes future revenue growth is primarily dependent on its ability to increase both the revenue generated by Million Dollar Agents and the number of Million Dollar Agents through a combination of recruiting new agents, increasing the revenue opportunities generated by existing independent commission sales agents and providing its independent commission sales agents with technology-based tools they may use to grow revenue and increase efficiencies at their businesses. The following table shows the number of Million Dollar Agents, the average revenue generated by these agents and the percent of consolidated revenue generated by these agents during the past three fiscal years:

	Fiscal Years
	2017	2016	2015
Number of Million Dollar Agents	542	502	512

Average revenue generated per Million Dollar Agent	$6,191,000	$5,831,000	$5,998,000

Percent of consolidated revenue generated by Million Dollar Agents	92%	92%	92%

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

	Fiscal Years
	2017	2016	2015
Revenue generated through (in thousands):
Truck transportation
Truckload:
Van equipment	$2,163,832	$1,900,406	$1,894,221
Unsided/platform equipment	1,134,660	963,649	1,109,356
Less-than-truckload	89,041	74,530	80,687

Total truck transportation	3,387,533	2,938,585	3,084,264

Rail intermodal	96,416	103,721	105,347
Ocean and air cargo carriers	110,898	78,513	86,664
Other (1)	51,517	46,815	44,816

	$3,646,364	$3,167,634	$3,321,091

Revenue on loads hauled via BCO Independent Contractors included in total truck transportation	$1,655,026	$1,488,925	$1,522,513
Number of loads:
Truck transportation
Truckload:
Van equipment	1,282,632	1,179,183	1,102,654
Unsided/platform equipment	487,652	451,686	485,993
Less-than-truckload	132,776	115,521	112,363

Total truck transportation	1,903,060	1,746,390	1,701,010
Rail intermodal	45,000	48,820	45,060
Ocean and air cargo carriers	25,420	20,690	18,060

	1,973,480	1,815,900	1,764,130

Loads hauled via BCO Independent Contractors included in total truck transportation	916,190	865,430	826,600
Revenue per load:
Truck transportation
Truckload:
Van equipment	$1,687	$1,612	$1,718
Unsided/platform equipment	2,327	2,133	2,283
Less-than-truckload	671	645	718
Total truck transportation	1,780	1,683	1,813
Rail intermodal	2,143	2,125	2,338
Ocean and air cargo carriers	4,363	3,795	4,799
Revenue per load on loads hauled via BCO Independent Contractors	$1,806	$1,720	$1,842
Revenue by capacity type (as a % of total revenue):
Truck capacity providers:
BCO Independent Contractors	45%	47%	46%
Truck Brokerage Carriers	48%	46%	47%
Rail intermodal	3%	3%	3%
Ocean and air cargo carriers	3%	2%	3%
Other	1%	1%	1%

(1)	Includes primarily reinsurance premium revenue generated by the insurance segment.

Also critical to the Company’s success is its ability to secure capacity, particularly truck capacity, at rates that allow the Company to profitably transport customers’ freight. The following table summarizes the number of available truck capacity providers as of the end of the three most recent fiscal years:

	Dec. 30, 2017	Dec. 31, 2016	Dec. 26, 2015
BCO Independent Contractors	9,087	8,824	8,907
Truck Brokerage Carriers:
Approved and active(1)	34,243	31,471	29,728
Other approved	15,691	15,982	14,715

	49,934	47,453	44,443

Total available truck capacity providers	59,021	56,277	53,350

Trucks provided by BCO Independent Contractors	9,696	9,439	9,500

(1)	Active refers to Truck Brokerage Carriers who moved at least one load in the 180 days immediately preceding the fiscal year end.

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

In general, gross profit margin on revenue generated by BCO Independent Contractors represents a fixed percentage of revenue due to the nature of the contracts that pay a fixed percentage of revenue to both the BCO Independent Contractors and independent commission sales agents. For revenue generated by Truck Brokerage Carriers, gross profit margin is either fixed or variable as a percent of revenue, depending on the contract with each individual independent commission sales agent. Under certain contracts with independent commission sales agents, the Company retains a fixed percentage of revenue and the agent retains the amount remaining less the cost of purchased transportation (the “retention contracts”). Gross profit margin on revenue generated by railroads, air cargo carriers, ocean cargo carriers and Truck Brokerage Carriers, other than those under retention contracts, is variable in nature as the Company’s contracts with independent commission sales agents provide commissions to agents at a contractually agreed upon percentage of net revenue for these types of loads. Approximately 53% of the Company’s consolidated revenue in fiscal year 2017 was generated under contracts that have a fixed gross profit margin while 47% was under contracts that have a variable gross profit margin.

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

During the 2017 fiscal year, employee compensation and benefits accounted for approximately seventy percent of the Company’s selling, general and administrative costs.

Depreciation and amortization primarily relate to depreciation of trailing equipment and information technology hardware and software.

The following table sets forth the percentage relationship of purchased transportation and commissions to agents, both being direct costs, to revenue and indirect costs as a percentage of gross profit for the periods indicated:

	Fiscal Years
	2017	2016	2015
Revenue	100.0%	100.0%	100.0%
Purchased transportation	76.9	76.3	76.8
Commissions to agents	8.2	8.3	8.1

Gross profit margin	14.9%	15.4%	15.0%

Gross profit	100.0%	100.0%	100.0%
Investment income	0.5	0.3	0.3
Indirect costs and expenses:
Other operating costs, net of gains on asset sales/dispositions	5.3	6.1	6.3
Insurance and claims	11.5	11.7	9.8
Selling, general and administrative	31.4	29.4	30.0
Depreciation and amortization	7.5	7.3	5.8

Total costs and expenses	55.6	54.5	51.9

Operating margin	44.9%	45.8%	48.4%

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

Fiscal Year Ended December 30, 2017 Compared to Fiscal Year Ended December 31, 2016

Revenue for fiscal year 2017 was $3,646,364,000, an increase of $478,730,000, or 15%, compared to fiscal year 2016. Transportation revenue increased $478,172,000, or 15%. The increase in transportation revenue was attributable to an increased number of loads hauled of approximately 9% and an increased revenue per load of approximately 6% in fiscal year 2017 compared to fiscal year 2016. Reinsurance premiums were $46,982,000 and $46,424,000 for fiscal years 2017 and 2016, respectively. The Company’s fiscal year ends each year on the last Saturday in December and, as such, the Company’s fiscal year 2017 included fifty two weeks of operations, whereas fiscal year 2016 included fifty three.

Truck transportation revenue generated by BCO Independent Contractors and Truck Brokerage Carriers (together, the “third party truck capacity providers”) for fiscal year 2017 was $3,387,533,000, representing 93% of total revenue, an increase of $448,948,000, or 15%, compared to fiscal year 2016. The number of loads hauled by third party truck capacity providers increased approximately 9% in fiscal year 2017 compared to fiscal year 2016, and revenue per load on loads hauled by third party truck capacity providers increased approximately 6% in fiscal year 2017 compared to fiscal year 2016. The increase in the number of loads hauled via truck compared to fiscal year 2016 was due to a broad-based increase in demand across many customers and industries for Landstar’s various truck service offerings. The increase in revenue per load on loads hauled via truck was primarily due to a 9% increase in revenue per load on loads hauled via unsided/platform equipment, inclusive of an 11% increase in heavy/specialized revenue per load, and the impact of higher diesel fuel costs on loads hauled via Truck Brokerage Carriers. The year-over-year revenue per load growth accelerated significantly in the final four months of fiscal 2017 as capacity tightened due to stronger overall economic activity and the impact of hurricanes experienced in Texas and the southeastern United States. Fuel surcharges billed to customers on revenue generated by BCO Independent Contractors are excluded from revenue. Fuel surcharges on Truck Brokerage Carrier revenue identified separately in billings to customers and included as a component of Truck Brokerage Carrier revenue were $70,304,000 and $56,408,000 in fiscal years 2017 and 2016, respectively. It should be noted that many customers of truck brokerage services require a single all-in rate that does not separately identify fuel surcharge. Accordingly, the overall impact of changes in fuel prices on revenue and revenue per load on loads hauled via truck is likely to be greater than that indicated.

Transportation revenue generated by rail intermodal, air cargo and ocean cargo carriers (collectively, the “multimode capacity providers”) for fiscal year 2017 was $207,314,000, or 6% of total revenue, an increase of $25,080,000, or 14%, compared to fiscal year 2016. Revenue per load on revenue generated by multimode capacity providers increased approximately 12% in fiscal year 2017 compared to fiscal year 2016, and the number of loads hauled by multimode capacity providers increased approximately 1% over the same period. The increase in revenue per load was primarily driven by an increase in revenue per load generated by air cargo carriers, entirely attributable to the impact of air loadings provided in support of disaster relief efforts during fiscal year 2017. Also, revenue per load on revenue generated by multimode capacity providers is influenced by many factors, including revenue mix among the various modes of transportation used, length of haul, complexity of freight, density of freight lanes, fuel costs and availability of capacity. The increase in loads hauled by multimode capacity providers reflected increased loads hauled by air and ocean cargo carriers, almost completely offset by a decrease in rail intermodal loads, entirely attributable to decreased loadings at one specific agency.

Purchased transportation was 76.9% and 76.3% of revenue in fiscal years 2017 and 2016, respectively. The increase in purchased transportation as a percentage of revenue was primarily due to an increased rate of purchased transportation paid to Truck Brokerage Carriers and a decrease in the percentage of revenue contributed by BCO Independent Contractors, which typically has a lower rate of purchased transportation than revenue generated by Truck Brokerage Carriers. Commissions to agents were 8.2% and 8.3% of revenue in fiscal years 2017 and 2016, respectively. The decrease in commissions to agents as a percentage of revenue was primarily attributable to a decreased net revenue margin on revenue generated by Truck Brokerage Carriers.

Investment income was $2,498,000 and $1,502,000 in fiscal years 2017 and 2016, respectively. The increase in investment income was primarily due to higher average rates of return on investments during fiscal year 2017 and a higher investment balance held by the insurance segment in fiscal year 2017.

Other operating costs decreased $1,015,000 in fiscal year 2017 compared to fiscal year 2016 and represented 5.3% of gross profit in fiscal year 2017 compared to 6.1% in fiscal year 2016. The decrease in other operating costs compared to the prior year was primarily due to decreased trailing equipment maintenance costs, partially offset by decreased gains on sales of used trailing equipment and an increased provision for contractor bad debt. The decrease in other operating costs as a percentage of gross profit was caused by the effect of increased gross profit and the decrease in other operating costs.

Insurance and claims increased $5,265,000 in fiscal year 2017 compared to fiscal year 2016 and represented 11.5% of gross profit in fiscal year 2017 compared to 11.7% in fiscal year 2016. The increase in insurance and claims expense compared to prior year was due to increased net unfavorable development of prior years’ claims in fiscal year 2017 and increased severity of current year claims in fiscal year 2017. Unfavorable development of prior years’ claims was $4,144,000 and $1,079,000 in fiscal years 2017 and 2016, respectively. The decrease in insurance and claims as a percentage of gross profit was caused by the effect of increased gross profit, partially offset by the increase in insurance and claims costs.

Selling, general and administrative costs increased $27,344,000 in fiscal year 2017 compared to fiscal year 2016 and represented 31.4% of gross profit in fiscal year 2017 compared to 29.4% of gross profit in fiscal year 2016. The increase in selling, general and administrative costs compared to prior year was attributable to a $20,538,000 provision for incentive compensation in fiscal year 2017 compared to a $1,434,000 provision in fiscal year 2016 and increased stock-based compensation expense in fiscal year 2017. The increase in selling, general and administrative costs as a percentage of gross profit was due primarily to the increase in selling, general and administrative costs, partially offset by the effect of increased gross profit.

Depreciation and amortization increased $4,764,000 in fiscal year 2017 compared to fiscal year 2016 and represented 7.5% of gross profit in fiscal year 2017 compared to 7.3% of gross profit in fiscal year 2016. The increase in depreciation and amortization costs was due to an increased number of owned trailers in response to increased customer demand for the Company’s drop and hook services. The increase in depreciation and amortization as a percentage of gross profit was primarily due to the increased depreciation costs, partially offset by the effect of increased gross profit.

Interest and debt expense in fiscal year 2017 decreased $628,000 compared to fiscal year 2016. The decrease in interest and debt expense was primarily attributable to increased interest income earned on deposits held by the transportation logistics segment.

The provisions for income taxes for fiscal years 2017 and 2016 were based on estimated annual effective income tax rates of 37.8% and 38.2%, respectively, adjusted for discrete events. The effective income tax rate for fiscal year 2017 was 26.5%, which was lower than the statutory federal income tax rate primarily as a result of (i) the enactment of the Tax Cuts and Jobs Act during fiscal year 2017, which resulted in one-time tax benefits of approximately $19,500,000 related to the Company’s reasonable estimate of the change in future tax rates on net deferred tax liabilities, (ii) federal domestic production activities deductions and research and development credits, (iii) excess tax benefits recognized on stock-based compensation arrangements resulting from the Company’s adoption of ASU 2016-09 during fiscal year 2017 and (iv) disqualifying dispositions of the Company’s common stock by employees who obtained the stock through the exercises of incentive stock options in the 2017 period, partially offset by (v) the effect of state taxes and (vi) the meals and entertainment exclusion. The effective income tax rate for fiscal year 2016 was 37.4%, which was higher than the statutory federal income tax rate primarily as a result of state taxes and the meals and entertainment exclusion, partially offset by disqualifying dispositions of the Company’s common stock by employees who obtained the stock through the exercise of incentive stock options in the 2016 period.

The net loss attributable to noncontrolling interest of $92,000 in fiscal year 2017 represents the noncontrolling investors’ 30% share of the net loss incurred by Landstar Metro and Landstar Servicios.

Net income attributable to the Company was $177,088,000, or $4.22 per common share ($4.21 per diluted share), in fiscal year 2017, which included approximately $19,500,000 of income related to the Company’s reasonable estimate of the change in future tax rates on net deferred tax liabilities. The $19,500,000 of income increased earnings per common share by approximately $0.46 ($0.46 per diluted share). Net income attributable to the Company was $137,350,000, or $3.26 per common share ($3.25 per diluted share), in fiscal year 2016.

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

Truck transportation revenue generated by third party truck capacity providers for fiscal year 2016, was $2,938,585,000, or 93% of total revenue, a decrease of $145,679,000, or 5%, compared to fiscal year 2015. Revenue per load on loads hauled by third party truck capacity providers decreased approximately 7% in fiscal year 2016 compared to fiscal year 2015, while the number of loads hauled increased approximately 3% compared to fiscal year 2015. The decrease in revenue per load on loads hauled via truck was primarily attributable to a somewhat softer freight environment as compared to fiscal year 2015, which resulted in more readily available truck capacity, and the impact of lower diesel fuel costs on loads hauled via Truck Brokerage Carriers. The increase in the number of loads hauled via truck compared to fiscal year 2015 was due to an increase in demand for the Company’s drop and hook services using the Company’s van trailers, the effect of the extra operating week during fiscal year 2016, which contributed approximately 20,000 incremental truckloads, and increased market share from new agents. The number of loads hauled via van equipment increased 7%, while the number of loads hauled via unsided/platform equipment decreased 7% in fiscal year 2016 compared to fiscal year 2015.

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

Transportation revenue generated by multimode capacity providers for fiscal year 2016, was $182,234,000, or 6% of total revenue, a decrease of $9,777,000, or 5%, compared to fiscal year 2015. The number of loads hauled by multimode capacity providers in fiscal year 2016 increased approximately 10% compared to fiscal year 2015, while revenue per load on revenue generated by multimode capacity providers decreased approximately 14% over the same period. The increase in loads hauled by multimode capacity providers was primarily due to increased rail intermodal loads, mostly attributable to increased loadings at one specific agency, and a 15% increase in loads hauled by air and ocean cargo carriers. The 15% increase in loads hauled by air and ocean cargo carriers was broad-based across many customers. Revenue per load on loads hauled by multimode capacity providers decreased for all modes, primarily due to softness in the U.S. and global economies. Also, revenue per load on revenue generated by multimode capacity providers is influenced by many factors, including revenue mix among the various modes of transportation used, length of haul, complexity of freight, density of freight lanes, fuel costs and availability of capacity.

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

The provisions for income taxes for both fiscal years 2016 and 2015 were based on estimated annual effective income tax rates of 38.2% adjusted for discrete events, such as benefits resulting from disqualifying dispositions of the Company’s Common Stock by employees who obtained the stock through exercises of incentive stock options. The effective income tax rate for fiscal years 2016 and 2015 were 37.4% and 38.1%, respectively, which was higher than the statutory federal income tax rate primarily as a result of state taxes, the meals and entertainment exclusion and non-deductible stock-based compensation. The decrease in the effective income tax rate compared to prior year is primarily attributable to benefits related to certain discrete tax items recognized in the 2016 period.

Net income was $137,350,000, or $3.26 per common share ($3.25 per diluted share), in fiscal year 2016. Net income was $147,689,000, or $3.38 per common share ($3.37 per diluted share), in fiscal year 2015.

Capital Resources and Liquidity

Working capital and the ratio of current assets to current liabilities were $412,560,000 and 1.8 to 1, respectively, at December 30, 2017, compared with $357,096,000 and 1.9 to 1, respectively, at December 31, 2016, and $286,581,000 and 1.8 to 1, respectively, at December 26, 2015. Landstar has historically operated with current ratios within the range of 1.5 to 1 to 2.0 to 1. Cash provided by operating activities was $138,963,000, $190,242,000, and $216,022,000 in fiscal years 2017, 2016 and 2015, respectively. The decrease in cash flow provided by operating activities for fiscal year 2017 compared to fiscal year 2016 was primarily attributable to the timing of collections of trade receivables. The decrease in cash flow provided by operating activities for fiscal year 2016 compared to fiscal year 2015 was primarily attributable to the reduction in net income and the timing of collections of trade receivables.

The Company declared and paid $0.38 per share, or $15,938,000 in the aggregate, in cash dividends during fiscal year 2017. In addition, on December 11, 2017, the Company announced that its Board of Directors declared a special cash dividend of $1.50 per share, or $62,985,000 in the aggregate, payable on January 26, 2018 to stockholders of record of its Common Stock as of January 12, 2018. Dividends payable of $62,985,000 related to this special dividend were included in current liabilities in the consolidated balance sheet at December 30, 2017. The Company declared and paid $0.34 per share, or $14,332,000 in the aggregate, in cash dividends during fiscal year 2016. The Company declared and paid $0.30 per share, or $13,088,000 in the aggregate, in cash dividends during fiscal year 2015 and, during such period, also paid $44,794,000 of dividends payable which were declared during fiscal year 2014 and included in current liabilities in the consolidated balance sheet at December 27, 2014. During fiscal year 2017, the Company did not purchase any shares of its Common Stock. During fiscal year 2016 and 2015, the Company purchased 773,281 and 2,497,748 shares of its Common Stock at a total cost of $50,516,000 and $161,152,000, respectively. The Company has used cash provided by operating activities to fund the purchases. Since January 1997, the Company has purchased approximately $1,379,000,000 of its Common Stock under programs authorized by the Board of Directors of the Company in open market and private block transactions. As of December 30, 2017, the Company may purchase up to an additional 3,000,000 shares of its Common Stock under its authorized stock purchase programs. Long-term debt, including current maturities, was $125,113,000 at December 30, 2017, compared to $138,304,000 at December 31, 2016 and $124,292,000 at December 26, 2015.

Equity was $653,877,000, or 84% of total capitalization (defined as long-term debt including current maturities plus equity), at December 30, 2017, compared to $542,557,000 or 80% of total capitalization, at December 31, 2016 and $466,237,000, or 79% of total capitalization, at December 26, 2015. The increase in equity in fiscal year 2017 compared to fiscal year 2016 was primarily a result of net income, partially offset by dividends declared by the Company in fiscal year 2017. The increase in equity in fiscal year 2016 compared to fiscal year 2015 was primarily a result of net income, partially offset by the purchase of shares of the Company’s Common Stock and dividends declared by the Company in fiscal year 2016.

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

At December 30, 2017, the Company had no borrowings outstanding and $33,124,000 of letters of credit outstanding under the Credit Agreement. At December 30, 2017, there was $216,876,000 available for future borrowings under the Credit Agreement. In addition, the Company has $59,436,000 in letters of credit outstanding as collateral for insurance claims that are secured by investments totaling $66,040,000 at December 30, 2017. Investments, all of which are carried at fair value, include primarily investment-grade bonds and U.S. Treasury obligations having maturities of up to five years. Fair value of investments is based primarily on quoted market prices. See “Notes to Consolidated Financial Statements” included herein for further discussion on measurement of fair value of investments.

Historically, the Company has generated sufficient operating cash flow to meet its debt service requirements, fund continued growth, both organic and through acquisitions, complete or execute share purchases of its Common Stock under authorized share purchase programs, pay dividends and meet working capital needs. As an asset-light provider of integrated transportation management solutions, the Company’s annual capital requirements for operating property are generally for trailing equipment and information technology hardware and software. In addition, a significant portion of the trailing equipment used by the Company is provided by third party capacity providers, thereby reducing the Company’s capital requirements. During fiscal years 2017, 2016 and 2015, Landstar acquired $33,560,000, $61,504,000 and $49,491,000, respectively, of trailing equipment by entering into capital leases. During fiscal years 2017, 2016 and 2015, the Company also purchased $15,586,000, $22,645,000 and $4,804,000, respectively, of operating property. Landstar anticipates acquiring either by purchase or lease financing approximately $39,000,000 in operating property in fiscal year 2018, consisting primarily of new trailing equipment to replace older trailing equipment and information technology equipment.

Included in the $22,645,000 of purchases of operating property during fiscal year 2016 was $17,237,000 related to a freight staging and transload facility in Laredo, Texas. Landstar also acquired $5,298,000 of operating property in fiscal year 2016 relating to the completion of the Laredo facility for which the Company accrued a corresponding liability in accounts payable as of December 31, 2016. Included in the $15,586,000 of purchases of operating property during fiscal year 2017 was $4,255,000 related to the Laredo facility for which the Company accrued a corresponding liability in accounts payable as of December 31, 2016. Landstar also acquired an additional $1,119,000 of operating property in fiscal year 2017 relating to the completion of the Laredo facility for which the Company accrued a corresponding liability in accounts payable as of December 30, 2017. The liability in accounts payable as of December 30, 2017 relating to the completion of the Laredo facility was $2,162,000.

On September 20, 2017 the Company completed the Landstar Metro acquisition, as described in “Notes to Consolidated Financial Statements”. Cash consideration paid in fiscal year 2017 for the acquisition was approximately $8,460,000. In addition, the Company assumed approximately $2,200,000 in liabilities consisting of additional contingent purchase price and associated indirect taxes, of which approximately $1,900,000 remained outstanding at December 30, 2017. As it relates to the non-controlling interests of Landstar Metro and Landstar Servicios, the Company has the option to purchase, and the minority equityholders have the option to sell, during the period commencing on the third anniversary of September 20, 2017, the closing date of the subscription by the minority equityholders (the “Closing Date”), and at any time after the fourth anniversary of the Closing Date, at fair value all but not less than all of the noncontrolling interests in Landstar Metro and Landstar Servicios. The noncontrolling interests are also subject to customary restrictions on transfer, including a right of first refusal in favor of the Company.

Management believes that cash flow from operations combined with the Company’s borrowing capacity under the Credit Agreement will be adequate to meet Landstar’s debt service requirements, fund continued growth, both internal and through acquisitions, pay dividends, complete the authorized share purchase program and meet working capital needs.

Contractual Obligations and Commitments

At December 30, 2017, the Company’s obligations and commitments to make future payments under contracts, such as debt and lease agreements, were as follows (in thousands):

Contractual Obligation	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Capital lease obligations	$131,090	$44,810	$65,893	$20,387	$—
Operating lease obligations	487	302	185	—	—
Purchase obligations	11,208	6,471	4,254	371	112

	$142,785	$51,583	$70,332	$20,758	$112

Capital lease obligations above include $5,977,000 of imputed interest. Purchase obligations at December 30, 2017 are primarily commitments for trailing equipment additions during fiscal 2018. At December 30, 2017, the Company has gross unrecognized tax benefits of $4,812,000. This amount is excluded from the table above as the Company cannot reasonably estimate the period of cash settlement with the respective taxing authorities. At December 30, 2017, the Company has insurance claims liabilities of $69,060,000. This amount is excluded from the table above as the Company cannot reasonably estimate the period of cash settlement on these liabilities. The short-term portion of the insurance claims liability is reported on the consolidated balance sheets primarily on an actuarially determined basis.

Off-Balance Sheet Arrangements

As of December 30, 2017, the Company had no off-balance sheet arrangements, other than operating leases as disclosed in the table of Contractual Obligations and Commitments above, that have or are reasonably likely to have a current or future material effect on the Company’s financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Critical Accounting Policies and Estimates

The allowance for doubtful accounts for both trade and other receivables represents management’s estimate of the amount of outstanding receivables that will not be collected. Historically, management’s estimates for uncollectible receivables have been materially correct. Although management believes the amount of the allowance for both trade and other receivables at December 30, 2017 is appropriate, a prolonged period of low or no economic growth may adversely affect the collection of these receivables. In addition, liquidity concerns and/or unanticipated bankruptcy proceedings at any of the Company’s larger customers in which the Company is carrying a significant receivable could result in an increase in the provision for uncollectible receivables and have a significant impact on the Company’s results of operations in a given quarter or year. However, it is not expected that an uncollectible accounts receivable resulting from an individual customer would have a significant impact on the Company’s financial condition. Conversely, a more robust economic environment or the recovery of a previously provided for uncollectible receivable from an individual customer may result in the realization of some portion of the estimated uncollectible receivables.

Landstar provides for the estimated costs of self-insured claims primarily on an actuarial basis. The amount recorded for the estimated liability for claims incurred is based upon the facts and circumstances known on the applicable balance sheet date. The ultimate resolution of these claims may be for an amount greater or less than the amount estimated by management. The Company continually revises its existing claim estimates as new or revised information becomes available on the status of each claim. Historically, the Company has experienced both favorable and unfavorable development of prior years’ claims estimates. During fiscal years 2017, 2016 and 2015, insurance and claims costs included $4,144,000, $1,079,000 and $4,852,000 of net unfavorable adjustments to prior years’ claims estimates, respectively. The unfavorable development of prior years’ claims in the 2015 fiscal year primarily related to a single claim for which the Company incurred a pre-tax charge of $4,500,000, whereas the unfavorable development of prior years’ claims in the 2017 fiscal year was primarily attributable to five claims. It is reasonably likely that the ultimate outcome of settling all outstanding claims will be more or less than the estimated claims reserve at December 30, 2017.

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

On December 22, 2017, the President of the United States signed into law the Tax Reform Act. The legislation significantly changes U.S. tax law by, among other things, lowering corporate income tax rates, implementing a territorial tax system and imposing a repatriation tax on deemed repatriated earnings of foreign subsidiaries. The Tax Reform Act permanently reduces the U.S. corporate income tax rate from a maximum of 35% to a flat 21% rate, effective January 1, 2018. The SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Reform Act. The Company has recognized the provisional tax impacts related to revaluation of its ending net deferred tax liabilities at December 30, 2017 and deemed repatriated earnings in its consolidated financial statements for the year ended December 30, 2017. The ultimate impact may differ from these provisional amounts, possibly materially, due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued, and actions the Company may take as a result of the Tax Reform Act. The accounting is expected to be complete when the 2017 U.S. corporate income tax return is filed in 2018.

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

Seasonality

Landstar’s operations are subject to seasonal trends common to the trucking industry. Truckload shipments for the quarter ending in March are typically lower than for the quarters ending June, September and December.

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

Depending upon the specific type of borrowing, borrowings under the Credit Agreement bear interest based on either (a) the prime rate, (b) the Federal Reserve Bank of New York rate plus 0.5% or (c) the London Interbank Offered Rate, plus 1.25%. As of both December 30, 2017 and December 31, 2016 and during all of fiscal years 2017 and 2016, the Company had no borrowings outstanding under the Credit Agreement.

Long-term investments, all of which are available-for-sale and are carried at fair value, include primarily investment-grade bonds and U.S. Treasury obligations having maturities of up to five years. Assuming that the long-term portion of investments remains at $61,991,000, the balance at December 30, 2017, a hypothetical increase or decrease in interest rates of 100 basis points would not have a material impact on future earnings on an annualized basis. Short-term investments consist of short-term investment-grade instruments and the current maturities of investment-grade corporate bonds and U.S. Treasury obligations. Accordingly, any future interest rate risk on these short-term investments would not be material to the Company’s operating results.

Assets and liabilities of the Company’s Canadian and Mexican operations are translated from their functional currency to U.S. dollars using exchange rates in effect at the balance sheet date and revenue and expense accounts are translated at average monthly exchange rates during the period. Adjustments resulting from the translation process are included in accumulated other comprehensive income. Transactional gains and losses arising from receivable and payable balances, including intercompany balances, in the normal course of business that are denominated in a currency other than the functional currency of the operation are recorded in the statements of income when they occur. The assets held at the Company’s Canadian and Mexican subsidiaries at December 30, 2017 were, as translated to U.S. dollars, less than 4% of total consolidated assets. Accordingly, any translation gain or loss related to the Canadian and Mexican operations would not be material.

Item 8. Financial Statements and Supplementary Data

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

	Dec. 30, 2017	Dec. 31, 2016
ASSETS
Current Assets
Cash and cash equivalents	$242,416	$178,897
Short-term investments	48,928	66,560
Trade accounts receivable, less allowance of $6,131 and $5,161	631,164	463,102
Other receivables, including advances to independent contractors, less allowance of $6,012 and $5,523	24,301	18,567
Other current assets	14,394	10,281

Total current assets	961,203	737,407

Operating property, less accumulated depreciation and amortization of $218,700 and $190,374	276,011	272,843
Goodwill	39,065	31,134
Other assets	76,181	55,207

Total assets	$1,352,460	$1,096,591

LIABILITIES AND EQUITY
Current Liabilities
Cash overdraft	$42,242	$36,251
Accounts payable	285,132	219,409
Current maturities of long-term debt	42,051	45,047
Insurance claims	38,919	26,121
Dividends payable	62,985	—
Accrued compensation	30,103	7,769
Other current liabilities	47,211	45,714

Total current liabilities	548,643	380,311

Long-term debt, excluding current maturities	83,062	93,257
Insurance claims	30,141	26,883
Deferred income taxes and other noncurrent liabilities	36,737	53,583
Equity
Landstar System, Inc. and subsidiary shareholders’ equity:
Common stock, $0.01 par value, authorized 160,000,000 shares, issued 67,740,380 and 67,585,675 shares	677	676
Additional paid-in capital	209,599	199,414
Retained earnings	1,611,158	1,512,993
Cost of 25,749,493 and 25,747,541 shares of common stock in treasury	(1,167,600)	(1,167,437)
Accumulated other comprehensive loss	(3,162)	(3,089)

Total Landstar System, Inc. and subsidiary shareholders’ equity	650,672	542,557

Noncontrolling interest	3,205	—

Total equity	653,877	542,557

Total liabilities and equity	$1,352,460	$1,096,591

See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share amounts)

	Fiscal Years Ended
	Dec. 30, 2017	Dec. 31, 2016	Dec. 26, 2015
Revenue	$3,646,364	$3,167,634	$3,321,091
Investment income	2,498	1,502	1,396
Costs and expenses:
Purchased transportation	2,805,109	2,415,663	2,551,343
Commissions to agents	297,410	264,205	270,260
Other operating costs, net of gains on asset sales/dispositions	28,687	29,702	31,618
Insurance and claims	62,545	57,280	48,754
Selling, general and administrative	170,583	143,239	149,704
Depreciation and amortization	40,560	35,796	29,102

Total costs and expenses	3,404,894	2,945,885	3,080,781

Operating income	243,968	223,251	241,706
Interest and debt expense	3,166	3,794	2,949

Income before income taxes	240,802	219,457	238,757
Income taxes	63,806	82,107	91,068

Net income	176,996	137,350	147,689
Less: Net loss attributable to noncontrolling interest	(92)	—	—

Net income attributable to Landstar System, Inc. and subsidiary	$177,088	$137,350	$147,689

Earnings per common share attributable to Landstar System, Inc. and subsidiary	$4.22	$3.26	$3.38

Diluted earnings per share attributable to Landstar System, Inc. and subsidiary	$4.21	$3.25	$3.37

Average number of shares outstanding:
Earnings per common share	41,938,000	42,112,000	43,664,000

Diluted earnings per share	42,024,000	42,236,000	43,813,000

Dividends per common share	$1.88	$0.34	$0.30

See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

	Fiscal Years Ended
	Dec. 30, 2017	Dec. 31, 2016	Dec. 26, 2015

Net income attributable to Landstar System, Inc. and subsidiary	$177,088	$137,350	$147,689
Other comprehensive income (loss):
Unrealized holding (losses) gains on available-for-sale investments, net of tax (benefit) expense of $(41), $13, ($109)	(73)	23	(199)
Foreign currency translation gains (losses)	—	376	(2,104)

Other comprehensive (loss) income	(73)	399	(2,303)

Comprehensive income attributable to Landstar System, Inc. and subsidiary	$177,015	$137,749	$145,386

See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Fiscal Years Ended
	Dec. 30, 2017	Dec. 31, 2016	Dec. 26, 2015
OPERATING ACTIVITIES
Net income	$176,996	$137,350	$147,689
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of operating property and intangible assets	40,560	35,796	29,102
Non-cash interest charges	253	238	218
Provisions for losses on trade and other accounts receivable	7,439	5,735	5,890
Gains on sales/disposals of operating property	(774)	(3,477)	(216)
Deferred income taxes, net	(17,031)	6,328	6,792
Stock-based compensation	7,721	2,747	6,925
Changes in operating assets and liabilities:
(Increase) decrease in trade and other accounts receivable	(181,235)	(6,233)	20,713
(Increase) decrease in other assets	(1,966)	9,298	(1,177)
Increase (decrease) in accounts payable	68,859	(9,598)	3,632
Increase in other liabilities	22,085	288	1,222
Increase (decrease) in insurance claims	16,056	11,770	(4,768)

NET CASH PROVIDED BY OPERATING ACTIVITIES	138,963	190,242	216,022

INVESTING ACTIVITIES
Sales and maturities of investments	56,442	41,795	38,684
Purchases of investments	(58,504)	(43,529)	(44,238)
Purchases of operating property	(15,586)	(22,645)	(4,804)
Proceeds from sales of operating property	4,032	10,212	1,685
Consideration paid for acquisitions	(8,460)	—	—

NET CASH USED BY INVESTING ACTIVITIES	(22,076)	(14,167)	(8,673)

FINANCING ACTIVITIES
Increase in cash overdraft	5,991	642	980
Dividends paid	(15,938)	(14,332)	(57,882)
Payment for debt issue costs	—	(1,048)	—
Proceeds from exercises of stock options	3,183	2,329	1,459
Taxes paid in lieu of shares issued related to stock-based compensation plans	(881)	(3,043)	(2,225)
Excess tax benefits from stock-based awards	—	1,386	671
Purchases of common stock	—	(50,516)	(161,152)
Principal payments on capital lease obligations	(46,751)	(47,492)	(36,520)

NET CASH USED BY FINANCING ACTIVITIES	(54,396)	(112,074)	(254,669)

Effect of exchange rate changes on cash and cash equivalents	1,028	376	(2,104)

Increase (decrease) in cash and cash equivalents	63,519	64,377	(49,424)
Cash and cash equivalents at beginning of period	178,897	114,520	163,944

Cash and cash equivalents at end of period	$242,416	$178,897	$114,520

See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Fiscal Years Ended December 30, 2017,

December 31, 2016 and December 26, 2015

(Dollars in thousands)

	Landstar System, Inc. and Subsidiary Shareholders
							Accumulated
			Additional				Other	Non-
	Common Stock		Paid-In	Retained	Treasury Stock at Cost		Comprehensive	controlling
	Shares	Amount	Capital	Earnings	Shares	Amount	(Loss) Income	Interests	Total
Balance December 27, 2014	67,268,817	$673	$189,012	$1,255,374	22,474,331	$(955,613)	$(1,185)	$—	$488,261
Net income				147,689					147,689
Dividends ($0.30 per share)				(13,088)					(13,088)
Purchases of common stock					2,497,748	(161,152)			(161,152)
Issuance of stock related to stock-based compensation plans, including excess tax effect	122,799	1	(96)						(95)
Stock-based compensation			6,925						6,925
Other comprehensive loss							(2,303)		(2,303)

Balance December 26, 2015	67,391,616	$674	$195,841	$1,389,975	24,972,079	$(1,116,765)	$(3,488)	$—	$466,237
Net income				137,350					137,350
Dividends ($0.34 per share)				(14,332)					(14,332)
Purchases of common stock					773,281	(50,516)			(50,516)
Issuance of stock related to stock-based compensation plans, including excess tax effect	194,059	2	826		2,181	(156)			672
Stock-based compensation			2,747						2,747
Other comprehensive income							399		399

Balance December 31, 2016	67,585,675	$676	$199,414	$1,512,993	25,747,541	$(1,167,437)	$(3,089)	$—	$542,557
Net income (loss)				177,088				(92)	176,996
Dividends ($1.88 per share)				(78,923)					(78,923)
Issuance of stock related to stock-based compensation plans, including excess tax effect	154,705	1	2,464		1,952	(163)			2,302
Stock-based compensation			7,721						7,721
Other comprehensive loss							(73)	(344)	(417)
Acquired business and noncontrolling interests								3,641	3,641

Balance December 30, 2017	67,740,380	$677	$209,599	$1,611,158	25,749,493	$(1,167,600)	$(3,162)	$3,205	$653,877

See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Significant Accounting Policies

Consolidation

The consolidated financial statements include the accounts of Landstar System, Inc. and its subsidiary, Landstar System Holdings, Inc. (“LSHI”). Landstar System, Inc. and its subsidiary are herein referred to as “Landstar” or the “Company.” Landstar owns, through various subsidiaries, a controlling interest in Landstar Metro, S.A.P.I. de C.V., a transportation logistics company (“Landstar Metro”), and Landstar Metro Servicios S.A.P.I. de C.V., a services company (“Landstar Servicios”), each based in Mexico City, Mexico. Given Landstar’s controlling interest in each of Landstar Metro and Landstar Servicios, the accounts of Landstar Metro and Landstar Servicios have been consolidated herein and a noncontrolling interest has been recorded for the noncontrolling investors’ interests in the net assets and operations of Landstar Metro and Landstar Servicios. Significant intercompany accounts have been eliminated in consolidation.

Estimates

The preparation of the consolidated financial statements requires the use of management’s estimates. Actual results could differ from those estimates.

Fiscal Year

Landstar’s fiscal year is the 52 or 53 week period ending the last Saturday in December.

Revenue Recognition

When providing the physical transportation of freight, the Company is the primary obligor with respect to freight delivery and assumes the related credit risk. Accordingly, transportation revenue billed to customers for the physical transportation of freight and the related direct freight expenses are recognized on a gross basis upon completion of freight delivery. The Company plans to adopt Accounting Standards Update (“ASU”) 2014-09 effective as of January 1, 2018, as further described in footnote 15. The Company anticipates that the adoption of this standard will change the timing of revenue recognition for most of its transportation business from at delivery to over the transit period as the performance obligation is completed. The Company does not expect this change to have a material impact on its results of operations, financial position or cash flows once implemented. Reinsurance premiums of the insurance segment are recognized over the period earned, which is usually on a monthly basis. Fuel surcharges billed to customers for freight hauled by independent contractors who provide truck capacity to the Company under exclusive lease arrangements (the “BCO Independent Contractors”) are excluded from revenue and paid in entirety to the BCO Independent Contractors.

Insurance Claim Costs

Landstar provides, primarily on an actuarially determined basis, for the estimated costs of cargo, property, casualty, general liability and workers’ compensation claims both reported and for claims incurred but not reported. For commercial trucking claims, Landstar retains liability up to $5,000,000 per occurrence. In addition, for commercial trucking claims exceeding its $5,000,000 per occurrence self-insured retention, the Company retains an additional $700,000 in the aggregate on any claims incurred on or after May 1, 2016 through April 30, 2017, and up to an additional $500,000 in the aggregate on any claims incurred on or after May 1, 2017 through April 30, 2018. The Company also retains liability of up to $1,000,000 for each general liability claim, up to $250,000 for each workers’ compensation claim and up to $250,000 for each cargo claim.

Tires

Tires purchased as part of trailing equipment are capitalized as part of the cost of the equipment. Replacement tires are charged to expense when placed in service.

Cash and Cash Equivalents

Included in cash and cash equivalents are all investments, except those provided for collateral, with an original maturity of 3 months or less.

Financial Instruments

The Company’s financial instruments include cash equivalents, short and long-term investments, trade and other accounts receivable, accounts payable, other accrued liabilities, current and non-current insurance claims and long-term debt plus current maturities (“Debt”). The carrying value of cash equivalents, trade and other accounts receivable, accounts payable, current insurance claims and other accrued liabilities approximates fair value as the assets and liabilities are short term in nature. Short and long-term investments are carried at fair value as further described in the “Investments” footnote below. The carrying value of non-current insurance claims approximates fair value as the Company generally has the ability to, but is not required to, settle claims in a short term. The Company’s Debt includes borrowings under the Company’s revolving credit facility, to the extent there are any, plus borrowings relating to capital lease obligations used to finance trailing equipment. The interest rates on borrowings under the revolving credit facility are typically tied to short-term LIBOR rates that adjust monthly and, as such, carrying value approximates fair value. Interest rates on borrowings under capital leases approximate the interest rates that would currently be available to the Company under similar terms and, as such, carrying value approximates fair value.

Trade and Other Receivables

The allowance for doubtful accounts for both trade and other receivables represents management’s estimate of the amount of outstanding receivables that will not be collected. Estimates are used to determine the allowance for doubtful accounts for both trade and other receivables and are generally based on specific identification, historical collection results, current economic trends and changes in payment trends. Following is a summary of the activity in the allowance for doubtful accounts for fiscal years ending December 30, 2017, December 31, 2016 and December 26, 2015 (in thousands):

	Balance at Beginning of Period	Charged to Costs and Expenses	Write-offs, Net of Recoveries	Balance at End of Period
For the Fiscal Year Ended December 30, 2017
Trade receivables	$5,161	$3,982	$(3,012)	$6,131
Other receivables	6,549	3,450	(3,047)	6,952
Other non-current receivables	244	7	—	251

	$11,954	$7,439	$(6,059)	$13,334

For the Fiscal Year Ended December 31, 2016
Trade receivables	$4,327	$2,772	$(1,938)	$5,161
Other receivables	5,555	2,963	(1,969)	6,549
Other non-current receivables	238	—	6	244

	$10,120	$5,735	$(3,901)	$11,954

For the Fiscal Year Ended December 26, 2015
Trade receivables	$4,338	$3,985	$(3,996)	$4,327
Other receivables	5,103	1,897	(1,445)	5,555
Other non-current receivables	230	8	—	238

	$9,671	$5,890	$(5,441)	$10,120

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

Goodwill

Goodwill represents the excess of the purchase price paid over the fair value of the net assets of acquired businesses. The Company has two reporting units within the transportation logistics segment that report goodwill. The Company reviews its goodwill balance annually for impairment for each reporting unit, unless circumstances dictate more frequent assessments, and in accordance with ASU 2011-08, Testing Goodwill for Impairment. ASU 2011-08 permits an initial assessment, commonly referred to as “step zero”, of qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount and also provides a basis for determining whether it is necessary to perform the two-step goodwill impairment test required by ASC Topic 350. In the fourth quarter of 2017, the Company performed the qualitative assessment of goodwill and determined it was more likely than not that the fair value of each of its reporting units would be greater than its carrying amount. Therefore, the Company determined it was not necessary to perform the two-step goodwill impairment test. Furthermore, there has been no historical impairment of the Company’s goodwill.

Income Taxes

Income tax expense is equal to the current year’s liability for income taxes and a provision for deferred income taxes. Deferred tax assets and liabilities are recorded for the future tax effects attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using the enacted tax rates expected to be applied to taxable income in the years in which those temporary differences are expected to be recovered or settled. On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act (the “Tax Reform Act”). Further information on the tax impacts of the Tax Reform Act is included in Note 5 of the Company’s consolidated financial statements.

Share-Based Payments

The Company’s share-based payment arrangements include restricted stock units (“RSU”), stock options, non-vested restricted stock and Deferred Stock Units. The fair value of an RSU with a performance condition is determined based on the market value of the Company’s Common Stock on the date of grant, discounted for lack of marketability for a minimum post-vesting holding requirement. With respect to RSU awards with a performance condition, the Company reports compensation expense over the life of the award based on an estimated number of units that will vest over the life of the award, multiplied by the fair value of an RSU. The fair value of an RSU with a market condition is determined at the time of grant based on the expected achievement of the market condition at the end of each vesting period. With respect to RSU awards with a market condition, the Company recognizes compensation expense ratably over the requisite service period under an award based on the fair market value of the award at the time of grant, regardless of whether the market condition is satisfied. Previously recognized compensation cost would be reversed, however, if the employee terminated employment prior to completing such requisite service period. The Company estimates the fair value of stock option awards on the date of grant using the Black-Scholes pricing model and recognizes compensation cost for stock option awards expected to vest on a straight-line basis over the requisite service period for the entire award. Forfeitures are estimated at grant date based on historical experience and anticipated employee turnover. The fair values of each share of non-vested restricted stock issued and Deferred Stock Unit granted are based on the fair value of a share of the Company’s common stock on the date of grant and compensation costs for non-vested restricted stock and Deferred Stock Units are recognized on a straight-line basis over the requisite service period for the award.

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

The following table provides a reconciliation of the average number of common shares outstanding used to calculate earnings per common share attributable to Landstar System, Inc. and subsidiary to the average number of common shares and common share equivalents outstanding used to calculate diluted earnings per share attributable to Landstar System, Inc. and subsidiary (in thousands):

	Fiscal Years
	2017	2016	2015
Average number of common shares outstanding	41,938	42,112	43,664
Incremental shares from assumed exercises of stock options	86	124	149

Average number of common shares and common share equivalents outstanding	42,024	42,236	43,813

For the fiscal years ended December 30, 2017, December 31, 2016 and December 26, 2015, no options outstanding to purchase shares of Common Stock were antidilutive. Outstanding RSUs were excluded from the calculation of diluted earnings per share attributable to Landstar System, Inc. and subsidiary for all periods because the performance metric requirements or market condition for vesting had not been satisfied.

Dividends Payable

On December 11, 2017, the Company announced that its Board of Directors declared a special cash dividend of $1.50 per share payable on January 26, 2018, to stockholders of record of its Common Stock as of January 12, 2018. Dividends payable of $62,985,000 related to this special dividend were included in current liabilities in the consolidated balance sheet at December 30, 2017.

Foreign Currency Translation

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

(2) Acquired Business and Noncontrolling Interests

During 2017, the Company incorporated each of Landstar Metro and Landstar Servicios. On September 20, 2017, Landstar Metro acquired substantially all of the assets of the asset-light transportation logistics business of Fletes Avella, S.A. de C.V., a Mexican transportation logistics company. Cash consideration paid in fiscal year 2017 for the acquisition was approximately $8,460,000. In addition, at December 30, 2017, there was approximately $1,900,000 in liabilities outstanding consisting of additional contingent purchase price and associated indirect taxes. In connection with the acquisition, individuals affiliated with the seller subscribed in the aggregate for a 30% equity interest in each of Landstar Metro and Landstar Servicios. The asset acquisition by Landstar Metro was accounted for as a business combination in accordance with Accounting Standards Codification 805, Business Combinations (“ASC 805”). The resulting goodwill arising from the acquisition was approximately $8,800,000. With respect to this goodwill, 70% is expected to be deductible by the Company for U.S. income tax purposes, and following the purchase of the noncontrolling interests by the Company, up to 100% of this goodwill would be expected to be deductible by the Company. Pro forma financial information for prior periods is not presented as the Company does not believe the acquisition to be material to our consolidated results. The results of operations from Landstar Metro and Landstar Servicios are presented as part of the Company’s transportations logistics segment. During the fiscal year ended December 30, 2017, the Company incurred approximately $1,000,000, or $0.01 per common share ($0.01 per diluted share), in one-time costs related to the completion of the acquisition and subscription of the non-controlling interests.

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

(3) Other Comprehensive Income

The following table presents the components of and changes in accumulated other comprehensive income attributable to Landstar System, Inc. and subsidiary, net of related income taxes, as of and for the fiscal years ended December 30, 2017, December 31, 2016 and December 26, 2015 (in thousands):

	Unrealized Holding Gains (Losses) on Available-for-Sale Securities	Foreign Currency Translation	Total
Balance as of December 27, 2014	$105	$(1,290)	$(1,185)
Other comprehensive loss	(199)	(2,104)	(2,303)

Balance as of December 26, 2015	(94)	(3,394)	(3,488)
Other comprehensive income	23	376	399

Balance as of December 31, 2016	(71)	(3,018)	(3,089)
Other comprehensive loss	(73)	—	(73)

Balance as of December 30, 2017	$(144)	$(3,018)	$(3,162)

Amounts reclassified from accumulated other comprehensive income to investment income due to the realization of previously unrealized gains and losses in the accompanying consolidated statements of income were not significant for the fiscal years ended December 30, 2017, December 31, 2016 and December 26, 2015.

(4) Investments

Investments include primarily investment-grade corporate bonds, money market investments and U.S. Treasury obligations having maturities of up to five years (the “bond portfolio”). Investments in the bond portfolio are reported as available-for-sale and are carried at fair value. Investments maturing less than one year from the balance sheet date are included in short-term investments and investments maturing more than one year from the balance sheet date are included in other assets in the consolidated balance sheets. Management performs an analysis of the nature of the unrealized losses on available-for-sale investments to determine whether such losses are other-than-temporary. Unrealized losses, representing the excess of the purchase price of an investment over its fair value as of the end of a period, considered to be other-than-temporary, are to be included as a charge in the statement of income, while unrealized losses considered to be temporary are to be included as a component of equity. Investments whose values are based on quoted market prices in active markets are classified within Level 1. Investments that trade in markets that are not considered to be active, but are valued based on quoted market prices, are classified within Level 2. As Level 2 investments include positions that are not traded in active markets, valuations may be adjusted to reflect illiquidity and/or non-transferability, which are generally based on available market information. Any transfers between levels are recognized as of the beginning of any reporting period. Fair value of the bond portfolio was determined using Level 1 inputs related to U.S. Treasury obligations and money market investments and Level 2 inputs related to investment-grade corporate bonds, asset-backed securities and direct obligations of government agencies. Unrealized losses, net of unrealized gains, on the investments in the bond portfolio were $223,000 and $109,000 at December 30, 2017 and December 31, 2016, respectively.

The amortized cost and fair values of available-for-sale investments are as follows at December 30, 2017 and December 31, 2016 (in thousands):

		Gross	Gross
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 30, 2017
Money market investments	$27,895	$—	$—	$27,895
Asset-backed securities	2,805	—	5	2,800
Corporate bonds and direct obligations of government agencies	80,442	117	335	80,224

Total	$111,142	$117	$340	$110,919

December 31, 2016
Money market investments	$12,395	$—	$—	$12,395
Asset-backed securities	4,027	3	19	4,011
Corporate bonds and direct obligations of government agencies	70,069	150	239	69,980
U.S. Treasury obligations	23,037	2	6	23,033

Total	$109,528	$155	$264	$109,419

For those available-for-sale investments with unrealized losses at December 30, 2017 and December 31, 2016, the following table summarizes the duration of the unrealized loss (in thousands):

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
December 30, 2017
Asset-backed securities	$1,864	$4	$632	$1	$2,496	$5
Corporate bonds and direct obligations of government agencies	41,322	220	14,016	115	55,338	335

Total	$43,186	$224	$14,648	$116	$57,834	$340

December 31, 2016
Asset-backed securities	$1,363	$6	$2,314	$13	$3,677	$19
Corporate bonds and direct obligations of government agencies	28,809	195	1,367	44	30,176	239
U.S. Treasury obligations	12,734	6	—	—	12,734	6

Total	$42,906	$207	$3,681	$57	$46,587	$264

The Company believes that unrealized losses on investments were primarily caused by rising interest rates rather than changes in credit quality. The Company expects to recover the amortized cost basis of these securities as it does not intend to sell, and does not anticipate being required to sell, these securities before recovery of the cost basis. For these reasons, the Company does not consider the unrealized losses on these securities to be other-than-temporary at December 30, 2017.

Short-term investments include $48,928,000 in current maturities of investments held by the Company’s insurance segment at December 30, 2017. The non-current portion of the bond portfolio of $61,991,000 is included in other assets. The short-term investments, together with $17,112,000 of non-current investments, provide collateral for the $59,436,000 of letters of credit issued to guarantee payment of insurance claims.

Investment income represents the earnings on the insurance segment’s assets. Investment income earned from the assets of the insurance segment are included as a component of operating income as the investment of these assets is critical to providing collateral, liquidity and earnings with respect to the operation of the Company’s insurance programs.

(5) Income Taxes

The provisions for income taxes consisted of the following (in thousands):

	Fiscal Years
	2017	2016	2015
Current:
Federal	$72,025	$68,548	$74,289
State	8,312	6,668	9,550
Foreign	500	563	437

Total current	$80,837	$75,779	$84,276

Deferred:
Federal	$(17,110)	$6,104	$6,524
State	79	224	268

Total deferred	$(17,031)	$6,328	$6,792

Income taxes	$63,806	$82,107	$91,068

On December 22, 2017, the President of the United States signed into law the Tax Reform Act. The legislation significantly changed U.S. tax law by, among other things, lowering corporate income tax rates, implementing a territorial tax system and imposing a repatriation tax on deemed repatriated earnings of foreign subsidiaries. With respect to the change in corporate tax rates, the Tax Reform Act permanently reduced the U.S. corporate income tax rate from a maximum of 35% to a flat 21% rate, effective January 1,

2018. In connection with this reduction in the U.S. corporate income tax rate, the Company revalued its ending net deferred tax liabilities at December 30, 2017 resulting in a provisional $20,430,000 tax benefit in the Company’s consolidated statement of income for the year ended December 30, 2017. With respect to the repatriation tax on deemed repatriated earnings of foreign subsidiaries, the Tax Reform Act provided for a one-time deemed mandatory repatriation of post-1986 undistributed foreign subsidiary earnings and profits (“E&P”) through the year ended December 31, 2017. The Company had an estimated $17,981,000 of undistributed foreign E&P at the Company’s Canadian subsidiary, Landstar Canada, Inc. subject to the deemed mandatory repatriation and, accordingly, recognized a provisional $900,000 of income tax expense in the Company’s consolidated statement of income for the year ended December 30, 2017. After the utilization of existing tax credits, the Company expects to pay U.S. federal cash taxes of approximately $500,000 on the deemed mandatory repatriation, payable over eight years.

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Reform Act. The Company has recognized the provisional tax impacts related to deemed repatriated earnings and the revaluation of deferred tax assets and liabilities and included these amounts in its consolidated financial statements for the year ended December 30, 2017. The ultimate impact may differ from these provisional amounts, possibly materially, due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued, and actions the Company may take as a result of the Tax Reform Act. The accounting is expected to be complete when the 2017 U.S. corporate income tax return is filed in 2018.

Also during fiscal year 2017, the Company adopted ASU 2016-09, as further described in footnote 15. As required by ASU 2016-09, the Company recognized $1,299,000 of excess tax benefits on stock-based awards in its provision for income taxes in the 2017 fiscal year.

Temporary differences and carryforwards which gave rise to deferred tax assets and liabilities consisted of the following (in thousands):

	Dec. 30, 2017	Dec. 31, 2016
Deferred tax assets:
Receivable valuations	$3,244	$4,518
Share-based payments	2,182	1,185
Self-insured claims	4,688	6,270
Other	3,666	4,336

Total deferred tax assets	$13,780	$16,309

Deferred tax liabilities:
Operating property	$43,105	$59,720
Goodwill	3,773	5,883
Other	2,016	2,851

Total deferred tax liabilities	$48,894	$68,454

Net deferred tax liability	$35,114	$52,145

The following table summarizes the differences between income taxes calculated at the federal income tax rate of 35% on income before income taxes and the provisions for income taxes (in thousands):

	Fiscal Years
	2017	2016	2015
Income taxes at federal income tax rate	$84,281	$76,810	$83,565
State income taxes, net of federal income tax benefit	5,417	4,505	7,201
Meals and entertainment exclusion	1,021	958	946
Share-based payments	(1,549)	(239)	(61)
Section 199 deductions and R&D credits	(5,546)	(250)	—
Tax Reform Act	(19,530)	—	—
Other, net	(288)	323	(583)

Income taxes	$63,806	$82,107	$91,068

The Company files a consolidated U.S. federal income tax return. The Company or its subsidiaries file state tax returns in the majority of the U.S. state tax jurisdictions. With few exceptions, the Company and its subsidiaries are no longer subject to U.S. federal or state income tax examinations by tax authorities for 2013 and prior years. The Company’s wholly owned Canadian subsidiary, Landstar Canada, Inc., is subject to Canadian income and other taxes. The Company’s wholly owned Mexican subsidiary, Landstar Holdings, S. de R.L.C.V. and 70% owned subsidiaries, Landstar Metro, S.A.P.I. de C.V. and Landstar Metro Servicios S.A.P.I. de C.V. are subject to Mexican and U.S. income and other taxes.

As of December 30, 2017 and December 31, 2016, the Company had $3,670,000 and $1,829,000, respectively, of net unrecognized tax benefits representing the provision for the uncertainty of certain tax positions plus a component of interest and penalties. Estimated interest and penalties on the provision for the uncertainty of certain tax positions is included in income tax expense. At December 30, 2017 and December 31, 2016 there was $627,000 and $547,000, respectively, accrued for estimated interest and penalties related to the uncertainty of certain tax positions. The Company does not currently anticipate any significant increase or decrease to the unrecognized tax benefit during fiscal year 2018.

The following table summarizes the rollforward of the total amounts of gross unrecognized tax benefits for fiscal years 2017 and 2016 (in thousands):

	Fiscal Years
	2017	2016
Gross unrecognized tax benefits – beginning of the year	$2,635	$2,704
Gross increases related to current year tax positions	645	428
Gross increases related to prior year tax positions	2,189	596
Gross decreases related to prior year tax positions	(75)	(399)
Settlements	(100)	(133)
Lapse of statute of limitations	(482)	(561)

Gross unrecognized tax benefits – end of the year	$4,812	$2,635

Landstar paid income taxes of $86,607,000 in fiscal year 2017, $69,067,000 in fiscal year 2016 and $74,619,000 in fiscal year 2015.

(6) Operating Property

Operating property is summarized as follows (in thousands):

	Dec. 30, 2017	Dec. 31, 2016
Land	$15,259	$15,259
Buildings and improvements	57,758	56,413
Trailing equipment	363,377	342,813
Other equipment	58,317	48,732

Total operating property, gross	494,711	463,217
Less accumulated depreciation and amortization	218,700	190,374

Total operating property, net	$276,011	$272,843

Included above is $239,438,000 in fiscal year 2017 and $249,717,000 in fiscal year 2016 of operating property under capital leases, $171,658,000 and $183,763,000, respectively, net of accumulated depreciation and amortization. Landstar acquired operating property by entering into capital leases in the amount of $33,560,000 in fiscal year 2017, $61,504,000 in fiscal year 2016 and $49,491,000 in fiscal year 2015.

(7) Retirement Plan

Landstar sponsors an Internal Revenue Code section 401(k) defined contribution plan for the benefit of U.S. domiciled full-time employees who have completed one year of service. Eligible employees make voluntary contributions up to 75% of their base salary, subject to certain limitations. Landstar contributes an amount equal to 100% of the first 3% and 50% of the next 2% of such contributions, subject to certain limitations.

The expense for the Company-sponsored defined contribution plan included in selling, general and administrative expense was $2,056,000 in fiscal year 2017, $2,074,000 in fiscal year 2016 and $1,901,000 in fiscal year 2015.

(8) Debt

Other than the capital lease obligations as presented on the consolidated balance sheets, the Company had no outstanding debt as of December 30, 2017 and December 31, 2016.

On June 2, 2016, Landstar entered into a credit agreement with a syndicate of banks and JPMorgan Chase Bank, N.A., as administrative agent (the “Credit Agreement”). The Credit Agreement, which matures on June 2, 2021, provides $250,000,000 of borrowing capacity in the form of a revolving credit facility, $50,000,000 of which may be utilized in the form of letter of credit guarantees. The Credit Agreement includes an “accordion” feature providing for a possible increase up to an aggregate borrowing amount of $400,000,000. The Company’s prior credit agreement was terminated on June 2, 2016. Borrowings under the Credit Agreement are unsecured, however, all but four of the Company’s U.S. subsidiaries guarantee the obligations under the Credit Agreement along with Signature Insurance Company. On February 2, 2018, Landstar entered into an amendment to the Credit Agreement whereby Landstar Canada Holdings, Inc., the U.S. parent of Landstar Canada, and Landstar MH I, LL, the U.S. parent of Landstar Holdings, S. de R.L.C.V., Landstar Metro and Landstar Servicios, in lieu of providing a guarantee of the obligations under the Credit Agreement, granted to the administrative agent, for the benefit of the bank syndicate, a first-priority, perfected pledge and security interest in 65% of each series of its outstanding voting capital stock and 100% of each series of its outstanding non-voting capital stock. Any future amounts that may become outstanding under the Credit Agreement are payable on June 2, 2021, the maturity date of the Credit Agreement.

Depending upon the specific type of borrowing, borrowings under the Credit Agreement bear interest based on either (a) the prime rate, (b) the Federal Reserve Bank of New York rate plus 0.5% or (c) the London Interbank Offered Rate, plus 1.25%. The unused portion of the revolving credit facility under the Credit Agreement carries a commitment fee determined based on the level of the Leverage Ratio. The commitment fee for the unused portion of the revolving credit facility under the Credit Agreement ranges from .15% to .25%, based on achieving certain levels of the Leverage Ratio. As of December 30, 2017 and December 31, 2016, the Company had no borrowings outstanding under the Credit Agreement.

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

Landstar paid interest of $3,891,000 in fiscal year 2017, $3,794,000 in fiscal year 2016 and $3,012,000 in fiscal year 2015.

(9) Leases

The future minimum lease payments under all noncancelable leases at December 30, 2017, principally for trailing equipment, are shown in the following table (in thousands):

	Capital Leases	Operating Leases
2018	$44,810	$302
2019	36,632	180
2020	29,261	5
2021	14,799	—
2022	5,588	—
Thereafter	—	—

Total future minimum lease payments	131,090	$487

Less amount representing interest (2.0% to 3.5%)	5,977

Present value of minimum lease payments	$125,113

Total rent expense/income, net of sublease income, was $1,419,000 income in fiscal year 2017, $1,641,000 income in fiscal year 2016 and $318,000 expense in fiscal year 2015.

(10) Share-Based Payment Arrangements

As of December 30, 2017, the Company had two employee equity incentive plans, the 2002 employee stock option and stock incentive plan (the “ESOSIP”) and the 2011 equity incentive plan (the “2011 EIP”). No further grants can be made under the ESOSIP. The Company also has a stock compensation plan for members of its Board of Directors, the Amended and Restated 2013 Directors Stock Compensation Plan (as amended and restated as of May 17, 2016, the “2013 DSCP”). 6,000,000 shares of the Company’s Common Stock were authorized for issuance under the 2011 EIP and 115,000 shares of the Company’s Common Stock were authorized for issuance under the 2013 DSCP. The ESOSIP, 2011 EIP and 2013 DSCP are each referred to herein as a “Plan,” and, collectively, as the “Plans.” Amounts recognized in the financial statements with respect to these Plans are as follows (in thousands):

	Fiscal Years
	2017	2016	2015
Total cost of the Plans during the period	$7,721	$2,747	$6,925
Amount of related income tax benefit recognized during the period	(3,285)	(1,238)	(2,432)

Net cost of the Plans during the period	$4,436	$1,509	$4,493

Included in income tax benefits recognized in the fiscal years ended December 30, 2017 and December 31, 2016 were income tax benefits of $339,000 and $451,000, respectively, recognized on disqualifying dispositions of the Company’s Common Stock by employees who obtained shares of Common Stock through exercises of incentive stock options. Also included in income tax benefits recognized in the fiscal year ended December 30, 2017 were excess tax benefits from stock-based awards of $1,299,000, as required by the Company’s adoption of Accounting Standards Update 2016-09 during the first fiscal quarter of 2017. See Note 15, Recent Accounting Pronouncements, for further information.

As of December 30, 2017, there were 78,682 shares of the Company’s Common Stock reserved for issuance under the 2013 DSCP and 4,678,411 shares of the Company’s Common Stock reserved for issuance in the aggregate under the ESOSIP and 2011 EIP.

Restricted Stock Units

The following table summarizes information regarding the Company’s outstanding restricted stock unit (“RSU”) awards with either a performance condition or a market condition under the Plans:

	Number of	Weighted Average Grant Date
	RSUs	Fair Value
Outstanding at December 27, 2014	425,630	$50.72
Granted	111,922	$53.30
Vested	(91,382)	$51.98
Forfeited	(2,013)	$52.81

Outstanding at December 26, 2015	444,157	$51.10
Granted	79,948	$51.58
Vested	(81,344)	$53.08
Forfeited	(64,523)	$52.99

Outstanding at December 31, 2016	378,238	$50.46
Granted	67,913	$76.81
Forfeited	(58,779)	$46.00

Outstanding at December 30, 2017	387,372	$55.75

During fiscal years 2015, 2016 and 2017 the Company granted RSUs with a performance condition. During fiscal year 2015, the Company also issued RSUs with a market condition, as further described below.

RSUs with a performance condition granted on February 2, 2017 may vest on January 31 of 2020, 2021 and 2022. RSUs with a performance condition granted on January 29, 2016 may vest on January 31 of 2019, 2020 and 2021. RSUs with a performance condition granted on January 27, 2015 may vest on January 31 of 2018, 2019 and 2020. RSUs with a performance condition vest based on growth in operating income and diluted earnings per share from continuing operations attributable to Landstar System Inc.

and subsidiary as compared to a base year, being the year immediately preceding the year of grant. At the time of grant, the target number of common shares available for issuance under the February 2, 2017, January 29, 2016 and January 27, 2015 grants equals 100% of the number of RSUs granted, and the maximum number of common shares available for issuance under the February 2, 2017, January 29, 2016 and January 27, 2015 grants equals 200% of the number of RSUs granted. In the event actual results exceed the target, the number of shares that will be granted will exceed the number of RSUs granted. The maximum number of common shares available for issuance under grants made prior to 2015 equals 100% of the number of RSUs granted. The fair value of an RSU with a performance condition was determined based on the market value of the Company’s Common Stock on the date of grant, discounted for lack of marketability for a minimum post-vesting holding requirement. The discount rate due to lack of marketability used for RSU award grants with a performance condition for all periods was 7%. With respect to RSU awards with a performance condition, the Company reports compensation expense over the life of the award based on an estimated number of units that will vest over the life of the award, multiplied by the fair value of an RSU.

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

The Company recognized approximately $5,849,000, $849,000 and $4,943,000 of share-based compensation expense related to RSU awards in fiscal years 2017, 2016 and 2015, respectively. As of December 30, 2017, there was a maximum of $28.4 million of total unrecognized compensation cost related to RSU awards granted under the Plans with an expected average remaining life of approximately 2.6 years. Included in the $28.4 million of total unrecognized compensation cost is $3.4 million of unrecognized compensation cost related to 68,592 unvested units granted in 2013, which forfeited during the first fiscal quarter of 2018.With respect to RSU awards with a performance condition, the amount of future compensation expense to be recognized will be determined based on future operating results.

Stock Options

The Company did not grant any stock options during its 2015, 2016 or 2017 fiscal years. Options outstanding under the Plans generally become exercisable in either five equal annual installments commencing on the first anniversary of the date of grant or 100% on the fifth anniversary from the date of grant, subject to acceleration in certain circumstances. All options granted under the Plans expire on the tenth anniversary of the date of grant. Under the Plans, the exercise price of each option equals the fair market value of the Company’s Common Stock on the date of grant.

The fair value of each option grant on its grant date was calculated using the Black-Scholes option pricing model. The Company utilizes historical data, including exercise patterns and employee departure behavior, in estimating the term that options will be outstanding. Expected volatility was based on historical volatility and other factors, such as expected changes in volatility arising from planned changes to the Company’s business, if any. The risk-free interest rate was based on the yield of zero coupon U.S. Treasury bonds for terms that approximated the terms of the options granted.

The following table summarizes information regarding the Company’s outstanding stock options under the Plans:

	Options Outstanding		Options Exercisable
	Number of Options	Weighted Average Exercise Price per Share	Number of Options	Weighted Average Exercise Price per Share
Options at December 27, 2014	773,839	$46.92	379,389	$44.61
Exercised	(133,518)	$45.25
Forfeited	(3,100)	$52.91

Options at December 26, 2015	637,221	$47.24	415,121	$45.12
Exercised	(257,460)	$45.63
Forfeited	(7,200)	$53.63

Options at December 31, 2016	372,561	$48.24	282,461	$46.39
Exercised	(180,321)	$47.01
Forfeited	(3,200)	$52.47

Options at December 30, 2017	189,040	$49.34	169,240	$48.50

The following tables summarize stock options outstanding and exercisable at December 30, 2017:

	Options Outstanding
Range of Exercise Prices Per Share	Number Outstanding	Weighted Average Remaining Contractual Term (years)	Weighted Average Exercise Price per Share
$35.64 - $40.00	15,400	1.6	$36.46
$40.01 - $45.00	49,250	3.1	$41.76
$45.01 - $58.06	124,390	4.5	$53.93

	189,040	3.9	$49.34

	Options Exercisable
Range of Exercise Prices Per Share	Number Exercisable	Weighted Average Remaining Contractual Term (years)	Weighted Average Exercise Price per Share
$35.64 - $40.00	15,400	1.6	$36.46
$40.01 - $45.00	49,250	3.1	$41.76
$45.01 - $56.40	104,590	4.4	$53.45

	169,240	3.8	$48.50

At December 30, 2017, the total intrinsic value of options outstanding was $10,352,000. At December 30, 2017, the total intrinsic value of options outstanding and exercisable was $9,410,000. The total intrinsic value of stock options exercised during fiscal years 2017, 2016 and 2015 was $7,599,000, $7,427,000 and $2,954,000, respectively.

As of December 30, 2017, there was $29,000 of total unrecognized compensation cost related to non-vested stock options granted under the Plans. The unrecognized compensation cost related to these non-vested options is expected to be recognized during 2018.

Non-vested Restricted Stock and Deferred Stock Units

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

The following table summarizes information regarding the Company’s outstanding shares of non-vested restricted stock and Deferred Stock Units (defined below) under the Plans:

	Number of Shares and Deferred Stock Units	Weighted Average Grant Date Fair Value
Outstanding at December 27, 2014	23,353	$54.90
Granted	1,197	$62.46
Vested	(6,490)	$57.79

Outstanding at December 26, 2015	18,060	$54.36
Granted	26,033	$58.53
Vested	(15,684)	$53.03

Outstanding at December 31, 2016	28,409	$58.91
Granted	42,573	$84.47
Vested	(16,227)	$61.50

Outstanding at December 30, 2017	54,755	$78.02

The fair value of each share of non-vested restricted stock issued and Deferred Stock Unit granted under the Plans are based on the fair value of a share of the Company’s Common Stock on the date of grant. Shares of non-vested restricted stock are generally subject to vesting in three equal annual installments either on the first, second and third anniversary of the date of grant or the third, fourth and fifth anniversary of the date of the grant, or 100% on the first anniversary of the date of the grant. For restricted stock awards granted under the 2013 DSCP plan, each recipient may elect to defer receipt of shares and instead receive restricted stock units (“Deferred Stock Units”), which represent contingent rights to receive shares of the Company’s Common Stock on the date of recipient separation from service from the Board of Directors, or, if earlier, upon a change in control event of the Company. Deferred Stock Units become vested 100% on the first anniversary of the date of the grant. Deferred Stock Units do not represent actual ownership in shares of the Company’s Common Stock and the recipient will not have voting rights or other incidents of ownership until the shares are issued. However, Deferred Stock Units do contain the right to receive dividend equivalent payments prior to settlement into shares.

As of December 30, 2017, there was $2,967,000 of total unrecognized compensation cost related to non-vested shares of restricted stock and Deferred Stock Units granted under the Plans. The unrecognized compensation cost related to these non-vested shares of restricted stock and Deferred Stock Units is expected to be recognized over a weighted average period of 2.9 years.

Directors’ Stock Compensation Plan

Commencing as of the 2016 annual meeting of the stockholders of the Company (an “Annual Meeting”), Directors of the Company who are not employees of the Company (each an “Eligible Director”) are entitled under the 2013 DSCP to receive a grant of such number of restricted shares of the Company’s Common Stock or Deferred Stock Units equal to the quotient of $110,000 divided by the fair market value of a share of Common Stock on the date immediately following the date of each Annual Meeting. With respect to the 2016 Annual Meeting only, each Eligible Director who was designated as a Class III director instead received a number of shares equal to the quotient of $35,000 divided by the fair market value of a share of Common Stock. Prior to the 2016 Annual Meeting, upon election or re-election to the Board of Directors for a three year term, Eligible Directors received a grant of such number of restricted shares of the Company’s Common Stock equal to the quotient of $225,000 divided by the fair market value of a share of Common Stock on the date immediately following the date of such Eligible Director’s re-election or election to the Board. In fiscal year 2017, 6,575 restricted shares and 1,315 Deferred Stock Units were granted to Eligible Directors. In fiscal years 2016 and 2015, 7,762 restricted shares and 1,197 restricted shares, respectively, were granted to Eligible Directors. Restricted shares and Deferred Stock Units granted in 2016 and 2017 vest on the date of the next Annual Meeting. Restricted shares granted prior to 2016 generally vest in three equal annual installments on the first three annual anniversary dates of the date of grant. During fiscal years 2017, 2016 and 2015, $651,000, $591,000 and $419,000, respectively, of compensation cost was recorded for the grant of these restricted shares and Deferred Stock Units.

(11) Equity

On May 19, 2015, the Landstar System, Inc. Board of Directors authorized the Company to increase the number of shares of the Company’s Common Stock that the Company is authorized to purchase from time to time in the open market and in privately negotiated transactions under a previously announced purchase program to 3,000,000 shares. On December 11, 2017, the Landstar System, Inc. Board of Directors authorized the Company to purchase up to 1,963,875 shares of the Company’s Common Stock from time to time in the open market and in privately negotiated transactions. As of December 30, 2017, the Company has authorization to purchase 3,000,000 shares of its Common Stock in the aggregate under these programs. No specific expiration date has been assigned to either the May 19, 2015 or December 11, 2017 authorizations. During fiscal year 2017, Landstar did not purchase any shares of its Common Stock.

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

At December 30, 2017, in addition to the $59,436,000 letters of credit secured by investments, Landstar had $33,124,000 of letters of credit outstanding under the Credit Agreement.

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

(13) Segment Information

Landstar markets its integrated transportation management solutions primarily through independent commission sales agents and exclusively utilizes third party capacity providers to transport customers’ freight. Landstar’s independent commission sales agents enter into contractual arrangements with the Company and are responsible for locating freight, making that freight available to Landstar’s capacity providers and coordinating the transportation of the freight with customers and capacity providers. The Company’s third party capacity providers consist of independent contractors who provide truck capacity to the Company under exclusive lease arrangements (the “BCO Independent Contractors”), unrelated trucking companies who provide truck capacity to the Company under non-exclusive contractual arrangements (the “Truck Brokerage Carriers”), air cargo carriers, ocean cargo carriers and railroads. Through this network of agents and capacity providers linked together by Landstar’s information technology systems, Landstar operates an integrated transportation management solutions business primarily throughout North America with revenue of $3.6 billion during the most recently completed fiscal year. The Company reports the results of two operating segments: the transportation logistics segment and the insurance segment.

The transportation logistics segment provides a wide range of integrated transportation management solutions. Transportation services offered by the Company include truckload and less-than-truckload transportation, rail intermodal, air cargo, ocean cargo, expedited ground and air delivery of time-critical freight, heavy-haul/specialized, U.S.-Canada and U.S.-Mexico cross-border, intra-Mexico, project cargo and customs brokerage. Examples of the industries serviced by the transportation logistics segment include automotive products, building products, metals, chemicals, foodstuffs, heavy machinery, retail, electronics and military equipment. In addition, the transportation logistics segment provides transportation services to other transportation companies, including third party logistics and less-than-truckload service providers. Each of the independent commission sales agents has the opportunity to market all of the services provided by the transportation logistics segment. Billings for freight transportation services are typically charged to customers on a per shipment basis for the physical transportation of freight.

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

No single customer accounted for more than 10% of the Company’s consolidated revenue in fiscal years 2017, 2016 and 2015. Substantially all of the Company’s revenue is generated in North America, primarily through customers located in the United States.

The following tables summarize information about the Company’s reportable business segments as of and for the fiscal years ending December 30, 2017, December 31, 2016 and December 26, 2015 (in thousands):

	Transportation
	Logistics	Insurance	Total
2017
External revenue	$3,599,382	$46,982	$3,646,364
Internal revenue		37,110	37,110
Investment income		2,498	2,498
Interest and debt expense	3,166		3,166
Depreciation and amortization	40,560		40,560
Operating income	209,615	34,353	243,968
Expenditures on long-lived assets	15,586		15,586
Goodwill	39,065		39,065
Capital lease additions	33,560		33,560
Total assets	1,132,766	219,694	1,352,460
2016
External revenue	$3,121,210	$46,424	$3,167,634
Internal revenue		36,118	36,118
Investment income		1,502	1,502
Interest and debt expense	3,794		3,794
Depreciation and amortization	35,796		35,796
Operating income	187,813	35,438	223,251
Expenditures on long-lived assets	22,645		22,645
Goodwill	31,134		31,134
Capital lease additions	61,504		61,504
Total assets	913,667	182,924	1,096,591
2015
External revenue	$3,276,677	$44,414	$3,321,091
Internal revenue		31,342	31,342
Investment income		1,396	1,396
Interest and debt expense	2,949		2,949
Depreciation and amortization	29,102		29,102
Operating income	207,883	33,823	241,706
Expenditures on long-lived assets	4,804		4,804
Goodwill	31,134		31,134
Capital lease additions	49,491		49,491
Total assets	842,550	148,968	991,518

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

The following table summarizes the effect of the increase in the cost of insurance claims resulting from unfavorable development of prior year self-insured claims estimates on operating income, net income attributable to Landstar System, Inc. and subsidiary and earnings per share attributable to Landstar System, Inc. and subsidiary in the consolidated statements of income for the fiscal years ended December 30, 2017, December 31, 2016 and December 26, 2015 (in thousands, except per share amounts):

	Fiscal Years Ended
	December 30, 2017	December 31, 2016	December 26, 2015
Operating income	$4,144	$1,079	$4,852
Net income attributable to Landstar System, Inc. and subsidiary	2,578	667	2,999
Earnings per share attributable to Landstar System, Inc. and subsidiary	$0.06	$0.02	$0.07
Diluted earnings per share attributable to Landstar System, Inc. and subsidiary	$0.06	$0.02	$0.07

(15) Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2014-09—Revenue from Contracts with Customers (“ASU 2014-09”). ASU 2014-09 is a comprehensive revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. The standard requires more detailed disclosures to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. ASU 2014-09 became effective for the Company as of January 1, 2018 and permits either a full retrospective or a modified retrospective transition approach. The Company adopted this new standard effective as of January 1, 2018 under the modified retrospective transition method with a cumulative adjustment to retained earnings instead of retrospectively adjusting prior periods. The adoption of this standard will change the timing of revenue recognition for most of its transportation business from at delivery to over the transit period as the performance obligation is completed. Due to the Company’s average length of haul for truckload movements and direct costs of revenue, purchased transportation and commissions to agents, the Company does not expect this change to have a material impact on its results of operations, financial position or cash flows once implemented.

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

In March 2016, the FASB issued Accounting Standards Update 2016-09 – Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which is intended to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods therein. As such, the Company adopted ASU 2016-09 during the first quarter of 2017 with an effective date of January 1, 2017. As a result of the adoption, the Company recognized excess tax benefits in the consolidated statement of income of $1,299,000 for fiscal year 2017. Prior period amounts have not been reclassified.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and board of directors

Landstar System, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Landstar System, Inc. and subsidiary (the “Company”) as of December 30, 2017 and December 31, 2016, the related consolidated statements of income, comprehensive income, changes in equity and cash flows for each of the fiscal years ended December 30, 2017, December 31, 2016, and December 26, 2015, and the related notes (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 30, 2017 and December 31, 2016, and the results of its operations and its cash flows for each of the fiscal years ended December 30, 2017, December 31, 2016, and December 26, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 30, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 23, 2018 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 1988.

Jacksonville, Florida

February 23, 2018

Certified Public Accountants

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

QUARTERLY FINANCIAL DATA

(Dollars in thousands, except per share amounts)

(Unaudited)

	Fourth Quarter 2017	Third Quarter 2017	Second Quarter 2017	First Quarter 2017
Revenue	$1,051,592	$943,430	$870,434	$780,908

Operating income	$70,049	$60,567	$61,018	$52,334

Income before income taxes	$69,442	$59,910	$60,199	$51,251
Income taxes	4,759	17,490	22,689	18,868

Net income	$64,683	$42,420	$37,510	$32,383

Less: Net loss attributable to noncontrolling interest	(69)	(23)	—	—

Net income attributable to Landstar System, Inc. and subsidiary	$64,752	$42,443	$37,510	$32,383

Earnings per common share attributable to Landstar System, Inc. and subsidiary(1)	$1.54	$1.01	$0.89	$0.77

Diluted earnings per share attributable to Landstar System, Inc. and subsidiary(1)	$1.54	$1.01	$0.89	$0.77

Dividends per common share	$1.60	$0.10	$0.09	$0.09

	Fourth Quarter 2016	Third Quarter 2016	Second Quarter 2016	First Quarter 2016
Revenue	$892,829	$787,938	$775,223	$711,644

Operating income	$63,765	$58,461	$53,093	$47,932

Income before income taxes	$62,696	$57,513	$52,205	$47,043
Income taxes	23,122	21,235	19,891	17,859

Net income	$39,574	$36,278	$32,314	$29,184

Earnings per common share attributable to Landstar System, Inc. and subsidiary(1)	$0.95	$0.86	$0.77	$0.69

Diluted earnings per share attributable to Landstar System, Inc. and subsidiary(1)	$0.94	$0.86	$0.76	$0.69

Dividends per common share	$0.09	$0.09	$0.08	$0.08

(1)	Due to the changes in the number of average common shares and common stock equivalents outstanding during the year, the sum of earnings per share amounts for each quarter do not necessarily sum in the aggregate to the earnings per share amounts for the full year.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, an evaluation was carried out, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended). Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of December 30, 2017 to provide reasonable assurance that information required to be disclosed by the Company in reports that it filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

Management, with the participation of the Company’s principal executive and principal financial officers, assessed the effectiveness of the Company’s internal control over financial reporting as of December 30, 2017. This assessment was performed using the criteria established under the Internal Control-Integrated Framework (2013) established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

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

Based on the assessment performed using the criteria established by COSO, management has concluded that the Company maintained effective internal control over financial reporting as of December 30, 2017.

KPMG LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K for the fiscal year ended December 30, 2017, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting. Such report appears immediately below.

(b) Attestation Report of the Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and board of directors

Landstar System, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Landstar System, Inc. and subsidiary’s (the “Company”) internal control over financial reporting as of December 30, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 30, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 30, 2017 and December 31, 2016, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the fiscal years ended December 30, 2017, December 31, 2016, and December 26, 2015, and the related notes (collectively, the “consolidated financial statements”), and our report dated February 23, 2018, expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

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

                                                                                                  /s/KPMG LLP

Jacksonville, Florida

February 23, 2018

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

None, other than information required to be disclosed under this item in regard to Director Independence, which will be set forth under the caption “Independent Directors” in the Company’s definitive Proxy Statement for its annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A and is incorporated herein by reference.

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

(3) Exhibits

Exhibit No.	Description

(3)	Articles of Incorporation and By-Laws:

3.1	Restated Certificate of Incorporation of the Company dated March 6, 2006, including Certificate of Designation of Junior Participating Preferred Stock dated February 10, 1993. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (Commission File No. 0-21238))

3.2	The Company’s Bylaws, as amended and restated on February 21, 2011. (Incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for fiscal year ended December 25, 2010 (Commission File No. 0-21238))

(4)	Instruments defining the rights of security holders, including indentures:

4.1 P	Specimen of Common Stock Certificate. (Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 33-57174))

4.2	Credit Agreement, dated as of June 2, 2016, among Landstar System Holdings, Inc., the Company, the lenders named therein, and JPMorgan Chase Bank, N.A. as Administrative Agent (including exhibits and schedules thereto). (Incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K filed on June 6, 2016 (Commission File No. 0-21238))

4.3*	Amendment to Credit Agreement, dated as of February 2, 2018, among Landstar System Holdings, Inc., the Company, the lenders named therein, and JPMorgan Chase Bank, N.A. as Administrative Agent

(10)	Material contracts:

10.1+	Landstar System, Inc. Executive Incentive Compensation Plan (Incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement filed on April 11, 2017 (Commission File No. 0-21238))

10.2+	Landstar System, Inc. Supplemental Executive Retirement Plan, as amended and restated as of January 1, 2015 (Incorporated by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 27, 2014 (Commission File No. 0-21238))

10.3+	Amended and Restated Landstar System, Inc. 2002 Employee Stock Option and Stock Incentive Plan (Incorporated by reference to Exhibit A to the Registrant’s Definitive Proxy Statement filed on March 23, 2009 (Commission File No. 0-21238))

10.4+	Amendment to the Amended and Restated Landstar System, Inc. 2002 Employee Stock Option and Stock Incentive Plan, dated February 18, 2016, (Incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for fiscal year ended December 26, 2015 (Commission File No. 0-21238))

10.5+	Landstar System, Inc. 2011 Equity Incentive Plan, as amended through December 2, 2015, (Incorporated by reference to Appendix B to the Registrant’s Definitive Proxy Statement filed on April 5, 2016 (Commission File No. 0-21238))

10.6+	Landstar System, Inc. Amended and Restated 2013 Directors Stock Compensation Plan (Incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement filed on April 5, 2016 (Commission File No. 0-21238))

10.7+	Form of Indemnification Agreement between the Company and each of the directors and Executive Officers of the Company (Incorporated by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 27, 2003 (Commission File No. 0-21238))

10.8+	Form of Key Executive Employment Protection Agreement between Landstar System, Inc. and each of the Executive Officers of the Company, in the form as amended as of December 26, 2015, (Incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K for fiscal year ended December 26, 2015 (Commission File No. 0-21238))

10.9+	Total Shareholder Return Performance Related Stock Award Agreement, dated May 1, 2015, between Landstar System, Inc. and James B. Gattoni (Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on March 19, 2015 (Commission File No. 0-21238))

(21)	Subsidiaries of the Registrant:

21.1*	List of Subsidiaries of the Registrant

(23)	Consents of experts and counsel:

23.1*	Consent of KPMG LLP as Independent Registered Public Accounting Firm

(24)	Power of attorney:

24.1*	Powers of Attorney

(31)	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002:

31.1*	Chief Executive Officer certification, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Chief Financial Officer certification, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32)	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002:

32.1**	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	The following materials from the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2017, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Changes in Equity and (vi) Notes to Consolidated Financial Statements

+	management contract or compensatory plan or arrangement
*	Filed herewith.
**	Furnished herewith.

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

Date: February 23, 2018	LANDSTAR SYSTEM, INC.

	By:	/s/ JAMES B. GATTONI
James B. Gattoni
President and
Chief Executive Officer

	By:	/s/ L. KEVIN STOUT
L. Kevin Stout
Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JAMES B. GATTONI	President and Chief Executive	February 23, 2018
James B. Gattoni	Officer;
Principal Executive Officer; Director

/s/ L. KEVIN STOUT	Vice President and Chief Financial	February 23, 2018
L. Kevin Stout	Officer; Principal Financial Officer and
Principal Accounting Officer

*	Director	February 23, 2018
Homaira Akbari

*	Director	February 23, 2018
David G. Bannister

*	Chairman of the Board	February 23, 2018
Diana M. Murphy

*	Director	February 23, 2018
Anthony J. Orlando

*	Director	February 23, 2018
George P. Scanlon

*	Director	February 23, 2018
Larry J. Thoele

By:	/s/ MICHAEL K. KNELLER
Michael K. Kneller
Attorney In Fact*