Form 10-Q
period 2018-03-31
LANDSTAR SYSTEM INC
filed 2018-05-04
CIK 853816

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of the close of business on April 23, 2018 was 42,067,995.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

The interim consolidated financial statements contained herein reflect all adjustments (all of a normal, recurring nature) which, in the opinion of management, are necessary for a fair statement of the financial condition, results of operations, cash flows and changes in equity for the periods presented. They have been prepared in accordance with Rule 10-01 of Regulation S-X and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the thirteen weeks ended March 31, 2018 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 29, 2018.

These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s 2017 Annual Report on Form 10-K.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

(Unaudited)

	March 31, 2018	December 30, 2017
ASSETS
Current Assets
Cash and cash equivalents	$220,605	$242,416
Short-term investments	39,014	48,928
Trade accounts receivable, less allowance of $6,496 and $6,131	631,828	631,164
Other receivables, including advances to independent contractors, less allowance of $6,796 and $6,012	27,880	24,301
Other current assets	9,373	14,394

Total current assets	928,700	961,203

Operating property, less accumulated depreciation and amortization of $224,042 and $218,700	265,540	276,011
Goodwill	39,363	39,065
Other assets	86,670	76,181

Total assets	$1,320,273	$1,352,460

LIABILITIES AND EQUITY
Current Liabilities
Cash overdraft	$36,320	$42,242
Accounts payable	282,480	285,132
Current maturities of long-term debt	39,931	42,051
Insurance claims	39,547	38,919
Dividends payable	—	62,985
Accrued compensation	12,459	30,103
Other current liabilities	62,206	47,211

Total current liabilities	472,943	548,643

Long-term debt, excluding current maturities	73,350	83,062
Insurance claims	30,252	30,141
Deferred income taxes and other noncurrent liabilities	37,448	36,737

Equity
Landstar System, Inc. and subsidiary shareholders’ equity Common stock, $0.01 par value, authorized 160,000,000 shares, issued 67,836,164 and 67,740,380 shares	678	677
Additional paid-in capital	211,933	209,599
Retained earnings	1,663,140	1,611,158
Cost of 25,768,669 and 25,749,493 shares of common stock in treasury	(1,169,458)	(1,167,600)
Accumulated other comprehensive loss	(3,551)	(3,162)

Total Landstar System, Inc. and subsidiary shareholders’ equity	702,742	650,672
Noncontrolling interest	3,538	3,205

Total equity	706,280	653,877

Total liabilities and equity	$1,320,273	$1,352,460

See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share amounts)

(Unaudited)

	Thirteen Weeks Ended
	March 31, 2018	April 1, 2017
Revenue	$1,047,926	$780,908
Investment income	861	414
Costs and expenses:
Purchased transportation	810,297	595,523
Commissions to agents	82,125	63,798
Other operating costs, net of gains on asset sales/dispositions	7,604	6,897
Insurance and claims	17,360	14,513
Selling, general and administrative	45,251	38,323
Depreciation and amortization	10,997	9,934

Total costs and expenses	973,634	728,988

Operating income	75,153	52,334
Interest and debt expense	800	1,083

Income before income taxes	74,353	51,251
Income taxes	16,880	18,868

Net income	57,473	32,383
Less: Net loss attributable to noncontrolling interest	(44)	—

Net income attributable to Landstar System, Inc. and subsidiary	$57,517	$32,383

Earnings per common share attributable to Landstar System, Inc. and subsidiary	$1.37	$0.77

Diluted earnings per share attributable to Landstar System, Inc. and subsidiary	$1.37	$0.77

Average number of shares outstanding:
Earnings per common share	42,038,000	41,879,000

Diluted earnings per share	42,098,000	41,998,000

Dividends per common share	$0.15	$0.09

See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

(Unaudited)

	Thirteen Weeks Ended
	March 31, 2018	April 1, 2017
Net income attributable to Landstar System, Inc. and subsidiary	$57,517	$32,383
Other comprehensive income (loss):
Unrealized holding (losses) gains on available-for-sale investments, net of tax (benefit) expense of $(191) and $35	(730)	64
Foreign currency translation gains	341	137

Other comprehensive (loss) income	(389)	201

Comprehensive income attributable to Landstar System, Inc. and subsidiary	$57,128	$32,584

See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Thirteen Weeks Ended
	March 31, 2018	April 1, 2017
OPERATING ACTIVITIES
Net income	$57,473	$32,383
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of operating property and intangible assets	10,997	9,934
Non-cash interest charges	63	64
Provisions for losses on trade and other accounts receivable	2,735	1,857
Gains on sales/disposals of operating property	(852)	(463)
Deferred income taxes, net	(757)	(709)
Stock-based compensation	3,710	994
Changes in operating assets and liabilities:
Decrease in trade and other accounts receivable	2,901	16,427
Decrease (increase) in other assets	4,311	(174)
Decrease in accounts payable	(9,127)	(15,424)
(Decrease) increase in other liabilities	(191)	13,357
Increase in insurance claims	739	3,702

NET CASH PROVIDED BY OPERATING ACTIVITIES	72,002	61,948

INVESTING ACTIVITIES
Sales and maturities of investments	12,698	23,155
Purchases of investments	(13,399)	(23,678)
Purchases of operating property	(3,814)	(4,978)
Proceeds from sales of operating property	2,285	1,665

NET CASH USED BY INVESTING ACTIVITIES	(2,230)	(3,836)

FINANCING ACTIVITIES
Decrease in cash overdraft	(5,922)	(6,878)
Dividends paid	(69,293)	(3,770)
Proceeds from exercises of stock options	979	1,717
Taxes paid in lieu of shares issued related to stock-based compensation plans	(2,704)	(339)
Purchases of common stock	(1,508)	—
Principal payments on capital lease obligations	(11,832)	(12,408)
Payment of contingent consideration	(985)	—

NET CASH USED BY FINANCING ACTIVITIES	(91,265)	(21,678)

Effect of exchange rate changes on cash and cash equivalents	(318)	137

(Decrease) increase in cash and cash equivalents	(21,811)	36,571
Cash and cash equivalents at beginning of period	242,416	178,897

Cash and cash equivalents at end of period	$220,605	$215,468

See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

Thirteen Weeks Ended March 31, 2018

(Dollars in thousands)

(Unaudited)

	Landstar System, Inc. and Subsidiary Shareholders
	Common Stock		Additional Paid-In	Retained	Treasury Stock at Cost		Accumulated Other Comprehensive	Non- controlling
	Shares	Amount	Capital	Earnings	Shares	Amount	Loss	Interests	Total
Balance December 30, 2017	67,740,380	$677	$209,599	$1,611,158	25,749,493	$(1,167,600)	$(3,162)	$3,205	$653,877
Adoption of accounting standards (Note 11)				773					773
Net income (loss)				57,517				(44)	57,473
Dividends ($0.15 per share)				(6,308)					(6,308)
Purchases of common stock					14,354	(1,508)			(1,508)
Issuance of stock related to stock-based compensation plans	95,784	1	(1,376)		4,822	(350)			(1,725)
Stock-based compensation			3,710						3,710
Other comprehensive (loss) income							(389)	377	(12)

Balance March 31, 2018	67,836,164	$678	$211,933	$1,663,140	25,768,669	$(1,169,458)	$(3,551)	$3,538	$706,280

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

(1)	Acquired Business and Noncontrolling Interests

During 2017, the Company incorporated each of Landstar Metro and Landstar Servicios. On September 20, 2017, Landstar Metro acquired substantially all of the assets of the asset-light transportation logistics business of Fletes Avella, S.A. de C.V., a Mexican transportation logistics company. At March 31, 2018 and December 30, 2017, there was approximately $700,000 and $1,900,000, respectively, in liabilities outstanding consisting of additional contingent purchase price and associated indirect taxes. In connection with the acquisition, individuals affiliated with the seller subscribed in the aggregate for a 30% equity interest in each of Landstar Metro and Landstar Servicios. The asset acquisition by Landstar Metro was accounted for as a business combination in accordance with Accounting Standards Codification 805, Business Combinations (“ASC 805”). The resulting goodwill arising from the acquisition was approximately $8,500,000 as of March 31, 2018. With respect to this goodwill, 70% is expected to be deductible by the Company for U.S. income tax purposes, and following a purchase of the noncontrolling interests by the Company, up to 100% of this goodwill would be expected to be deductible by the Company. Pro forma financial information for prior periods is not presented as the Company does not believe the acquisition to be material to our consolidated results. The results of operations from Landstar Metro and Landstar Servicios are presented as part of the Company’s transportations logistics segment.

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

As of March 31, 2018, the Company had two employee equity incentive plans, the 2002 employee stock option and stock incentive plan (the “ESOSIP”) and the 2011 equity incentive plan (the “2011 EIP”). No further grants can be made under the ESOSIP. The Company also has a stock compensation plan for members of its Board of Directors, the Amended and Restated 2013 Directors Stock Compensation Plan (as amended and restated as of May 17, 2016, the “2013 DSCP”). 6,000,000 shares of the Company’s common stock were authorized for issuance under the 2011 EIP and 115,000 shares of the Company’s common stock were authorized for issuance under the 2013 DSCP.

The ESOSIP, 2011 EIP and 2013 DSCP are each referred to herein as a “Plan,” and, collectively, as the “Plans.” Amounts recognized in the financial statements with respect to these Plans are as follows (in thousands):

	Thirteen Weeks Ended
	March 31, 2018	April 1, 2017
Total cost of the Plans during the period	$3,710	$994
Amount of related income tax benefit recognized during the period	(2,251)	(1,127)

Net cost of the Plans during the period	$1,459	$(133)

Included in income tax benefits recognized in the thirteen-week periods ended March 31, 2018 and April 1, 2017 were income tax benefits of $50,000 and $221,000, respectively, recognized on disqualifying dispositions of the Company’s common stock by employees who obtained shares of common stock through exercises of incentive stock options. Also included in income tax benefits recognized in the thirteen-week periods ended March 31, 2018 and April 1, 2017 were excess tax benefits from stock-based awards of $1,298,000 and $563,000, respectively.

As of March 31, 2018, there were 78,682 shares of the Company’s common stock reserved for issuance under the 2013 DSCP and 4,519,920 shares of the Company’s common stock reserved for issuance in the aggregate under the ESOSIP and 2011 EIP.

Restricted Stock Units

The following table summarizes information regarding the Company’s outstanding restricted stock unit (“RSU”) awards with either a performance condition or a market condition under the Plans:

	Number of	Weighted Average Grant Date
	RSUs	Fair Value
Outstanding at December 30, 2017	387,372	$55.75
Granted	55,651	$103.47
Vested	(67,971)	$53.92
Forfeited	(92,880)	$52.36

Outstanding at March 31, 2018	282,172	$66.72

During the thirteen-week period ended March 31, 2018, the Company granted RSUs with a performance condition. RSUs with a performance condition granted on February 2, 2018 may vest on January 31 of 2021, 2022 and 2023 based on growth in operating income and pre-tax income per share from continuing operations attributable to Landstar System, Inc. and subsidiary as compared to the results from the 2017 fiscal year. Outstanding RSUs at both December 30, 2017 and March 31, 2018 include RSUs with a performance condition and RSUs with a market condition, as further described in the Company’s 2017 Annual Report on Form 10-K.

The Company recognized approximately $3,153,000 and $524,000 of share-based compensation expense related to RSU awards in the thirteen-week periods ended March 31, 2018 and April 1, 2017, respectively. As of March 31, 2018, there was a maximum of $30.2 million of total unrecognized compensation cost related to RSU awards granted under the Plans with an expected average remaining life of approximately 3.5 years. With respect to RSU awards with a performance condition, the amount of future compensation expense to be recognized will be determined based on future operating results.

Stock Options

The following table summarizes information regarding the Company’s outstanding stock options under the Plans:

			Weighted Average
	Number of	Weighted Average Exercise Price	Remaining Contractual	Aggregate Intrinsic
	Options	per Share	Term (years)	Value (000s)
Options outstanding at December 30, 2017	189,040	$49.34
Exercised	(40,418)	$48.42

Options outstanding at March 31, 2018	148,622	$49.59	3.7	$8,927

Options exercisable at March 31, 2018	147,622	$49.53	3.7	$8,875

The total intrinsic value of stock options exercised during the thirteen-week periods ended March 31, 2018 and April 1, 2017 was $2,463,000 and $3,620,000, respectively.

As of March 31, 2018, there was no unrecognized compensation cost related to non-vested stock options granted under the Plans.

Non-vested Restricted Stock and Deferred Stock Units

The following table summarizes information regarding the Company’s outstanding shares of non-vested restricted stock and Deferred Stock Units (defined below) under the Plans:

	Number of Shares and Deferred Stock Units	Weighted Average Grant Date Fair Value
Non-vested at December 30, 2017	54,755	$78.02
Granted	16,863	$114.13
Vested	(9,819)	$65.27
Forfeited	(1,757)	$71.12

Non-vested at March 31, 2018	60,042	$90.45

The fair value of each share of non-vested restricted stock issued and Deferred Stock Unit granted under the Plans is based on the fair value of a share of the Company’s common stock on the date of grant. Shares of non-vested restricted stock are generally subject to vesting in three equal annual installments either on the first, second and third anniversary of the date of the grant or the third, fourth and fifth anniversary of the date of the grant, or 100% on the first anniversary of the date of the grant. For restricted stock awards granted under the 2013 DSCP plan, each recipient may elect to defer receipt of shares and instead receive restricted stock units (“Deferred Stock Units”), which represent contingent rights to receive shares of the Company’s common stock on the date of recipient separation from service from the Board of Directors, or, if earlier, upon a change in control event of the Company. Deferred Stock Units become vested 100% on the first anniversary of the date of the grant. Deferred Stock Units do not represent actual ownership in shares of the Company’s common stock and the recipient will not have voting rights or other incidents of ownership until the shares are issued. However, Deferred Stock Units do contain the right to receive dividend equivalent payments prior to settlement into shares.

As of March 31, 2018, there was $4,236,000 of total unrecognized compensation cost related to non-vested shares of restricted stock and Deferred Stock Units granted under the Plans. The unrecognized compensation cost related to these non-vested shares of restricted stock and Deferred Stock Units is expected to be recognized over a weighted average period of 2.9 years.

(3)	Income Taxes

The Tax Cuts and Jobs Act (the “Tax Reform Act”) permanently reduced the U.S. corporate income tax rate from a maximum of 35% to a flat 21% rate, effective January 1, 2018. The provisions for income taxes for the 2018 and 2017 thirteen-week periods were based on estimated annual effective income tax rates of 24.5% and 38.2%, respectively, adjusted for discrete events, such as benefits resulting from stock-based awards. The applicable effective income tax rates for the 2018 and 2017 thirteen-week periods were 22.7% and 36.8%, respectively, which were higher than the applicable statutory federal income tax rates of 21% and 35%, respectively. The increase as compared to the statutory federal income tax rate for the 2018 thirteen-week period was primarily attributable to state taxes, the elimination of the performance-based exception under Section 162(m) included in the Tax Reform Act and the meals and entertainment exclusion, partially offset by excess tax benefits realized on stock based awards. The increase as compared to the statutory federal income tax rate for the 2017 thirteen-week period was primarily attributable to state taxes, the meals and entertainment exclusion and non-deductible stock-based compensation, partially offset by excess tax benefits realized on stock based awards and income tax benefits recognized on disqualifying dispositions on the Company’s common stock.

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

The following table provides a reconciliation of the average number of common shares outstanding used to calculate earnings per common share attributable to Landstar System, Inc. and subsidiary to the average number of common shares and common share equivalents outstanding used to calculate diluted earnings per share attributable to Landstar System, Inc. and subsidiary (in thousands):

	Thirteen Weeks Ended
	March 31, 2018	April 1, 2017
Average number of common shares outstanding	42,038	41,879
Incremental shares from assumed exercises of stock options	60	119

Average number of common shares and common share equivalents outstanding	42,098	41,998

For each of the thirteen-week periods ended March 31, 2018 and April 1, 2017, no options outstanding to purchase shares of common stock were antidilutive. Outstanding RSUs were excluded from the calculation of diluted earnings per share attributable to Landstar System, Inc. and subsidiary for all periods because the performance metric requirements or market condition for vesting had not been satisfied.

(5)	Additional Cash Flow Information

During the 2018 thirteen-week period, Landstar paid income taxes and interest of $464,000 and $976,000, respectively. During the 2017 thirteen-week period, Landstar paid income taxes and interest of $5,464,000 and $1,099,000, respectively. Landstar did not acquire any operating property by entering into capital leases in either the 2018 or 2017 thirteen-week periods. During the 2018 thirteen-week period, Landstar paid $2,162,000 relating to the completion of its freight staging and transload facility in Laredo, TX, for which the Company accrued a corresponding liability included in accounts payable at December 30, 2017. Capital expenditure purchases are recorded as cash outflows from investing activities in the consolidated statement of cash flows in the period in which they are paid.

(6)	Segment Information

The following table summarizes information about the Company’s reportable business segments as of and for the thirteen-week periods ended March 31, 2018 and April 1, 2017 (in thousands):

	Thirteen Weeks Ended
	March 31, 2018			April 1, 2017
	Transportation Logistics	Insurance	Total	Transportation Logistics	Insurance	Total
External revenue	$1,035,640	$12,286	$1,047,926	$769,348	$11,560	$780,908
Internal revenue		7,498	7,498		7,334	7,334
Investment income		861	861		414	414
Operating income	67,300	7,853	75,153	44,114	8,220	52,334
Expenditures on long-lived assets	3,814		3,814	4,978		4,978
Goodwill	39,363		39,363	31,134		31,134

In the thirteen-week periods ended March 31, 2018 and April 1, 2017, no single customer accounted for more than 10% of the Company’s consolidated revenue.

(7)	Other Comprehensive Income

The following table presents the components of and changes in accumulated other comprehensive income attributable to Landstar System, Inc. and subsidiary, net of related income taxes, as of and for the thirteen-week period ended March 31, 2018 (in thousands):

	Unrealized Holding Losses on Available-for- Sale Securities	Foreign Currency Translation	Total
Balance as of December 30, 2017	$(144)	$(3,018)	$(3,162)
Other comprehensive (loss) income	(730)	341	(389)

Balance as of March 31, 2018	$(874)	$(2,677)	$(3,551)

Amounts reclassified from accumulated other comprehensive income to investment income due to the realization of previously unrealized gains and losses in the accompanying consolidated statements of income were not significant for the thirteen-week period ended March 31, 2018.

(8)	Investments

Investments include primarily investment-grade corporate bonds having maturities of up to five years (the “bond portfolio”) and money market investments. Investments in the bond portfolio are reported as available-for-sale and are carried at fair value. Investments maturing less than one year from the balance sheet date are included in short-term investments and investments maturing more than one year from the balance sheet date are included in other assets in the consolidated balance sheets. Management performs an analysis of the nature of the unrealized losses on available-for-sale investments to determine whether such losses are other-than-temporary. Unrealized losses, representing the excess of the purchase price of an investment over its fair value as of the end of a period, considered to be other-than-temporary, are to be included as a charge in the statement of income, while unrealized losses considered to be temporary are to be included as a component of equity. Investments whose values are based on quoted market prices in active markets are classified within Level 1. Investments that trade in markets that are not considered to be active, but are valued based on quoted market prices, are classified within Level 2. As Level 2 investments include positions that are not traded in active markets, valuations may be adjusted to reflect illiquidity and/or non-transferability, which are generally based on available market information. Any transfers between levels are recognized as of the beginning of any reporting period. Fair value of the bond portfolio was determined using Level 1 inputs related to money market investments and Level 2 inputs related to investment-grade corporate bonds, asset-backed securities and direct obligations of government agencies. Unrealized losses, net of unrealized gains, on the investments in the bond portfolio were $1,113,000 and $223,000 at March 31, 2018 and December 30, 2017, respectively.

The amortized cost and fair values of available-for-sale investments are as follows at March 31, 2018 and December 30, 2017 (in thousands):

		Gross	Gross
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
March 31, 2018

Money market investments	$26,096	$—	$—	$26,096
Asset-backed securities	1,878	—	8	1,870
Corporate bonds and direct obligations of government agencies	83,764	25	1,130	82,659

Total	$111,738	$25	$1,138	$110,625

December 30, 2017

Money market investments	$27,895	$—	$—	$27,895
Asset-backed securities	2,805	—	5	2,800
Corporate bonds and direct obligations of government agencies	80,442	117	335	80,224

Total	$111,142	$117	$340	$110,919

For those available-for-sale investments with unrealized losses at March 31, 2018 and December 30, 2017, the following table summarizes the duration of the unrealized loss (in thousands):

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
March 31, 2018

Asset-backed securities	$1,870	$8	$—	$—	$1,870	$8
Corporate bonds and direct obligations of government agencies	65,717	953	9,931	177	75,648	1,130

Total	$67,587	$961	$9,931	$177	$77,518	$1,138

December 30, 2017

Asset-backed securities	$1,864	$4	$632	$1	$2,496	$5
Corporate bonds and direct obligations of government agencies	41,322	220	14,016	115	55,338	335

Total	$43,186	$224	$14,648	$116	$57,834	$340

The Company believes unrealized losses on investments were primarily caused by rising interest rates rather than changes in credit quality. The Company expects to recover the amortized cost basis of these securities as it does not intend to sell, and does not anticipate being required to sell, these securities before recovery of the cost basis. For these reasons, the Company does not consider the unrealized losses on these securities to be other-than-temporary at March 31, 2018.

(9)	Commitments and Contingencies

Short-term investments include $39,014,000 in current maturities of investments held by the Company’s insurance segment at March 31, 2018. The non-current portion of the bond portfolio of $71,611,000 is included in other assets. The short-term investments, together with $28,970,000 of non-current investments, provide collateral for the $61,186,000 of letters of credit issued to guarantee payment of insurance claims. As of March 31, 2018, Landstar also had $33,115,000 of additional letters of credit outstanding under the Company’s Credit Agreement.

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

The following table summarizes the effect of the increase (decrease) in the cost of insurance claims resulting from unfavorable (favorable) development of prior year self-insured claims estimates on operating income, net income attributable to Landstar System, Inc. and subsidiary and earnings per share attributable to Landstar System, Inc. and subsidiary amounts in the consolidated statements of income for the thirteen-week periods ended March 31, 2018 and April 1, 2017 (in thousands, except per share amounts):

	Thirteen Weeks Ended
	March 31, 2018	April 1, 2017
Operating income	$2,558	$(104)
Net income attributable to Landstar System, Inc. and subsidiary	1,931	(64)

Earnings per share attributable to Landstar System, Inc. and subsidiary	$0.05	—

Diluted earnings per share attributable to Landstar System, Inc. and subsidiary	$0.05	—

(11)	Recent Accounting Pronouncements

Adoption of New Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2014-09 - Revenue from Contracts with Customers (“ASU 2014-09”). ASU 2014-09 is a comprehensive revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. The standard requires more detailed disclosures to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. ASU 2014-09 became effective for us December 31, 2017 and permits either a full retrospective or a modified retrospective transition approach. The Company adopted ASU 2014-09 for our transportation services contracts using the modified retrospective method. The adoption of this standard has changed the timing of revenue recognition for most of our transportation business from at delivery to over the transit period as the performance obligation is completed. The Company recognized the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of retained earnings. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. The Company had no material contract assets, contract liabilities or deferred contract costs recorded on the consolidated balance sheets at December 30, 2017 or March 31, 2018. During the thirteen weeks ended March 31, 2018, revenue generated by BCO Independent Contractors, Truck Brokerage Carriers and railroads represented approximately 45%, 48% and 3%, respectively, of the Company’s consolidated revenue. Collectively, revenue generated by air and ocean cargo carriers represented approximately 2% of the Company’s consolidated revenue in the thirteen-week period ended March 31, 2018. Included in truck transportation revenue generated by BCO Independent Contractors and Truck Brokerage Carriers during the thirteen-week period ended March 31, 2018 was $656,135,000 hauled via van equipment, $299,369,000 hauled via unsided/platform equipment and $23,584,000 of less-than-truckload. As of March 31, 2018, the Company had no material remaining performance obligations. The Company does not expect the adoption of the new standard to have a material impact on its net income in future periods.

The cumulative effect of the changes made to our consolidated December 31, 2017 balance sheet for the adoption of ASU 2014-09 was as follows (in thousands):

	Balance at December 30, 2017	Adjustments Due to ASU 2014-09	Balance at December 31, 2017
Balance Sheet
Assets
Trade accounts receivable	$631,164	$9,879	$641,043
Other current assets, net	14,394	(469)	13,925

Liabilities
Accounts payable	285,132	8,637	293,769

Equity
Retained earnings	1,611,158	773	1,611,931

In accordance with the new revenue standard requirements, the impact of adoption on our consolidated income statement and balance sheet was as follows (in thousands):

	For the period ended March 31, 2018
	As Reported	Balances Without Adoption of ASU 2014-09	Effect of Change Higher/(Lower)
Income statement
Revenues
Transportation	$1,035,640	$1,033,445	$2,195
Insurance	12,286	12,286	—

Costs and expenses
Purchased transportation	810,297	808,561	1,736
Commissions to agents	82,125	81,974	151
Income taxes	16,880	16,805	75
Net income attributable to Landstar System, Inc. and subsidiary	57,517	57,284	233

	March 31, 2018
	As Reported	Balances Without Adoption of ASU 2014-09	Effect of Change Higher/(Lower)
Balance Sheet
Assets
Trade accounts receivable, net	$631,828	$619,754	$12,074

Liabilities
Accounts payable	282,480	271,956	10,524
Other current liabilities	62,206	61,662	544

Equity
Retained earnings	1,663,140	1,662,134	1,006

Accounting Standards Issued But Not Yet Adopted

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

The following discussion should be read in conjunction with the interim consolidated financial statements and notes thereto included herein, and with the Company’s audited financial statements and notes thereto for the fiscal year ended December 30, 2017 and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 2017 Annual Report on Form 10-K.

FORWARD-LOOKING STATEMENTS

The following is a “safe harbor” statement under the Private Securities Litigation Reform Act of 1995. Statements contained in this document that are not based on historical facts are “forward-looking statements.” This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Form 10-Q contain forward-looking statements, such as statements which relate to Landstar’s business objectives, plans, strategies and expectations. Terms such as “anticipates,” “believes,” “estimates,” “intention,” “expects,” “plans,” “predicts,” “may,” “should,” “could,” “will,” the negative thereof and similar expressions are intended to identify forward-looking statements. Such statements are by nature subject to uncertainties and risks, including but not limited to: an increase in the frequency or severity of accidents or other claims; unfavorable development of existing accident claims; dependence on third party insurance companies; dependence on independent commission sales agents; dependence on third party capacity providers; decreased demand for transportation services; U.S. foreign trade relationships; substantial industry competition; disruptions or failures in the Company’s computer systems; cyber and other information security incidents; dependence on key vendors; changes in fuel taxes; status of independent contractors; regulatory and legislative changes; regulations focused on diesel emissions and other air quality matters; catastrophic loss of a Company facility; intellectual property; unclaimed property; and other operational, financial or legal risks or uncertainties detailed in Landstar’s Form 10-K for the 2017 fiscal year, described in Item 1A “Risk Factors”, in this report or in Landstar’s other Securities and Exchange Commission filings from time to time. These risks and uncertainties could cause actual results or events to differ materially from historical results or those anticipated. Investors should not place undue reliance on such forward-looking statements and the Company undertakes no obligation to publicly update or revise any forward-looking statements.

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

The transportation logistics segment provides a wide range of integrated transportation management solutions. Transportation services offered by the Company include truckload and less-than-truckload transportation, rail intermodal, air cargo, ocean cargo, expedited ground and air delivery of time-critical freight, heavy-haul/specialized, U.S.-Canada and U.S.-Mexico cross-border, intra-Mexico, intra-Canada, project cargo and customs brokerage. Examples of the industries serviced by the transportation logistics segment include automotive products, building products, metals, chemicals, foodstuffs, heavy machinery, retail, electronics and military equipment. In addition, the transportation logistics segment provides transportation services to other transportation companies, including third party logistics and less-than-truckload service providers. Each of the independent commission sales agents has the opportunity to market all of the services provided by the transportation logistics segment. Billings for freight transportation services are typically charged to customers on a per shipment basis for the physical transportation of freight and are referred to as transportation revenue. During the thirteen weeks ended March 31, 2018, revenue generated by BCO Independent Contractors, Truck Brokerage Carriers and railroads represented approximately 45%, 48% and 3%, respectively, of the Company’s consolidated revenue. Collectively, revenue generated by air and ocean cargo carriers represented approximately 2% of the Company’s consolidated revenue in the thirteen-week period ended March 31, 2018.

During 2017, the Company incorporated Landstar Metro, S.A.P.I. de C.V., a transportation logistics company (“Landstar Metro”), and Landstar Metro Servicios S.A.P.I. de C.V., a services company (“Landstar Servicios”), each based in Mexico City, Mexico. On September 20, 2017, Landstar Metro acquired substantially all of the assets of the asset-light transportation logistics business of a Mexican transportation logistics company. In connection with the acquisition, individuals affiliated with the seller subscribed in the aggregate for a 30% equity interest in each of Landstar Metro and Landstar Servicios. Landstar Metro provides freight and logistics services within the country of Mexico and in conjunction with Landstar’s U.S./Mexico cross-border services. Landstar Servicios provides various administrative, financial, operational, safety and compliance services to Landstar Metro. The results of operations from Landstar Metro and Landstar Servicios are presented as part of the Company’s transportation logistics segment. Revenue from Landstar Metro represented less than 1% of the Company’s transportation logistics segment revenue in the thirteen-week period ended March 31, 2018.

The insurance segment is comprised of Signature Insurance Company, a wholly owned offshore insurance subsidiary (“Signature”), and Risk Management Claim Services, Inc. The insurance segment provides risk and claims management services to certain of Landstar’s operating subsidiaries. In addition, it reinsures certain risks of the Company’s BCO Independent Contractors and provides certain property and casualty insurance directly to certain of Landstar’s operating subsidiaries. Revenue at the insurance segment represents reinsurance premiums from third party insurance companies that provide insurance programs to BCO Independent Contractors where all or a portion of the risk is ultimately borne by Signature. Revenue at the insurance segment represented approximately 1% of the Company’s consolidated revenue for the thirteen-week period ended March 31, 2018.

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

While customer demand, which is subject to overall economic conditions, ultimately drives increases or decreases in revenue, the Company primarily relies on its independent commission sales agents to establish customer relationships and generate revenue opportunities. Management’s emphasis with respect to revenue growth is on revenue generated by independent commission sales agents who on an annual basis generate $1 million or more of Landstar revenue (“Million Dollar Agents”). Management believes future revenue growth is primarily dependent on its ability to increase both the revenue generated by Million Dollar Agents and the number of Million Dollar Agents through a combination of recruiting new agents, increasing the revenue opportunities generated by existing independent commission sales agents and providing its independent commission sales agents with technology-based tools they may use to grow revenue and increase efficiencies at their businesses. During the 2017 fiscal year, 542 independent commission sales agents generated $1 million or more of Landstar revenue and thus qualified as Million Dollar Agents. During the 2017 fiscal year, the average revenue generated by a Million Dollar Agent was $6,191,000 and revenue generated by Million Dollar Agents in the aggregate represented 92% of consolidated revenue.

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

	Thirteen Weeks Ended
	March 31,	April 1,
	2018	2017
Revenue generated through (in thousands):
Truck transportation
Truckload:
Van equipment	$656,135	$469,783
Unsided/platform equipment	299,369	237,177
Less-than-truckload	23,584	19,857

Total truck transportation	979,088	726,817
Rail intermodal	29,292	22,842
Ocean and air cargo carriers	23,477	19,590
Other (1)	16,069	11,659

	$1,047,926	$780,908

Revenue on loads hauled via BCO Independent Contractors included in total truck transportation	$471,150	$364,908

Number of loads:
Truck transportation
Truckload:
Van equipment	336,919	298,066
Unsided/platform equipment	119,791	111,185
Less-than-truckload	33,420	29,919

Total truck transportation	490,130	439,170
Rail intermodal	13,280	10,650
Ocean and air cargo carriers	6,330	5,730

	509,740	455,550

Loads hauled via BCO Independent Contractors included in total truck transportation	233,180	218,230

Revenue per load:
Truck transportation
Truckload:
Van equipment	$1,947	$1,576
Unsided/platform equipment	2,499	2,133
Less-than-truckload	706	664
Total truck transportation	1,998	1,655
Rail intermodal	2,206	2,145
Ocean and air cargo carriers	3,709	3,419
Revenue per load on loads hauled via BCO Independent Contractors	$2,021	$1,672

Revenue by capacity type (as a % of total revenue):
Truck capacity providers:
BCO Independent Contractors	45%	47%
Truck Brokerage Carriers	48%	46%
Rail intermodal	3%	3%
Ocean and air cargo carriers	2%	3%
Other	2%	1%

(1)	Includes primarily reinsurance premium revenue generated by the insurance segment and, during the 2018 fiscal quarter, intra-Mexico transportation services revenue generated by Landstar Metro.

Also critical to the Company’s success is its ability to secure capacity, particularly truck capacity, at rates that allow the Company to profitably transport customers’ freight. The following table summarizes the number of available truck capacity providers on the dates indicated:

	March 31, 2018	April 1, 2017
BCO Independent Contractors	9,243	8,772
Truck Brokerage Carriers:
Approved and active (1)	34,659	31,566
Other approved	15,687	15,889

	50,346	47,455

Total available truck capacity providers	59,589	56,227

Trucks provided by BCO Independent Contractors	9,868	9,370

(1)	Active refers to Truck Brokerage Carriers who moved at least one load in the 180 days immediately preceding the fiscal quarter end.

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

Purchased transportation represents the amount a BCO Independent Contractor or other third party capacity provider is paid to haul freight. The amount of purchased transportation paid to a BCO Independent Contractor is primarily based on a contractually agreed-upon percentage of revenue generated by loads hauled by the BCO Independent Contractor. Purchased transportation paid to a Truck Brokerage Carrier is based on either a negotiated rate for each load hauled or, to a lesser extent, a contractually agreed-upon fixed rate per load. Purchased transportation paid to railroads is based on either a negotiated rate for each load hauled or a contractually agreed-upon fixed rate per load. Purchased transportation paid to air cargo carriers is generally based on a negotiated rate for each load hauled and purchased transportation paid to ocean cargo carriers is generally based on contractually agreed-upon fixed rates. Purchased transportation as a percentage of revenue for truck brokerage, rail intermodal and ocean cargo services is normally higher than that of BCO Independent Contractor and air cargo services. Purchased transportation is the largest component of costs and expenses and, on a consolidated basis, increases or decreases as a percentage of consolidated revenue in proportion to changes in the percentage of consolidated revenue generated through BCO Independent Contractors and other third party capacity providers and external revenue from the insurance segment, consisting of reinsurance premiums. Purchased transportation as a percent of revenue also increases or decreases in relation to the availability of truck brokerage capacity and with changes in the price of fuel on revenue generated by Truck Brokerage Carriers. The Company passes 100% of fuel surcharges billed to customers for freight hauled by BCO Independent Contractors to its BCO Independent Contractors. These fuel surcharges are excluded from revenue and the cost of purchased transportation. Purchased transportation costs are recognized over the transit period as the performance obligation is completed.

Commissions to agents are based on contractually agreed-upon percentages of revenue or net revenue, defined as revenue less the cost of purchased transportation, or net revenue less a contractually agreed upon percentage of revenue retained by Landstar. Commissions to agents as a percentage of consolidated revenue will vary directly with fluctuations in the percentage of consolidated revenue generated by the various modes of transportation and reinsurance premiums and with changes in net revenue margin, defined as net revenue divided by revenue, on services provided by Truck Brokerage Carriers, railroads, air cargo carriers and ocean cargo carriers. Commissions to agents are recognized over the transit period as the performance obligation is completed.

The Company defines gross profit as revenue less the cost of purchased transportation and commissions to agents. Gross profit divided by revenue is referred to as gross profit margin. The Company’s operating margin is defined as operating income divided by gross profit.

In general, gross profit margin on revenue generated by BCO Independent Contractors represents a fixed percentage of revenue due to the nature of the contracts that pay a fixed percentage of revenue to both the BCO Independent Contractors and independent commission sales agents. For revenue generated by Truck Brokerage Carriers, gross profit margin is either fixed or variable as a percent of revenue, depending on the contract with each individual independent commission sales agent. Under certain contracts with independent commission sales agents, the Company retains a fixed percentage of revenue and the agent retains the amount remaining less the cost of purchased transportation (the “retention contracts”). Gross profit margin on revenue generated by railroads, air cargo carriers, ocean cargo carriers and Truck Brokerage Carriers, other than those under retention contracts, is variable in nature as the Company’s contracts with independent commission sales agents provide commissions to agents at a contractually agreed upon percentage of net revenue for these type of loads. Approximately 52% of the Company’s consolidated revenue in the thirteen-week period ended March 31, 2018 was generated under contracts that have a fixed gross profit margin while 48% was under contracts that have a variable gross profit margin.

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

During the thirteen-week period ended March 31, 2018, employee compensation and benefits accounted for approximately seventy percent of the Company’s selling, general and administrative costs.

Depreciation and amortization primarily relate to depreciation of trailing equipment and information technology hardware and software.

The following table sets forth the percentage relationship of purchased transportation and commissions to agents, both being direct costs, to revenue and indirect costs as a percentage of gross profit for the periods indicated:

	Thirteen Weeks Ended
	March 31, 2018	April 1, 2017
Revenue	100.0%	100.0%

Purchased transportation	77.3	76.3
Commissions to agents	7.8	8.2

Gross profit margin	14.8%	15.6%

Gross profit	100.0%	100.0%
Investment income	0.6	0.3
Indirect costs and expenses:
Other operating costs, net of gains on asset sales/dispositions	4.9	5.7
Insurance and claims	11.2	11.9
Selling, general and administrative	29.1	31.5
Depreciation and amortization	7.1	8.2

Total costs and expenses	52.2	57.3

Operating margin	48.3%	43.0%

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

Also, as previously mentioned, the Company reports two operating segments: the transportation logistics segment and the insurance segment. External revenue at the insurance segment, representing reinsurance premiums, has historically been relatively consistent at 2% or less of consolidated revenue and generally corresponds directly with the number of trucks provided by BCO Independent Contractors. The discussion of indirect cost line items in Management’s Discussion and Analysis of Financial Condition and Results of Operations considers the Company’s costs on a consolidated basis rather than on a segment basis. Management believes this presentation format is the most appropriate to assist users of the financial statements in understanding the Company’s business for the following reasons: (1) the insurance segment has no other operating costs; (2) discussion of insurance and claims at either segment without reference to the other may create confusion amongst investors and potential investors due to intercompany arrangements and specific deductible programs that affect comparability of financial results by segment between various fiscal periods but that have no effect on the Company from a consolidated reporting perspective; (3) selling, general and administrative costs of the insurance segment comprise less than 10% of consolidated selling, general and administrative costs and have historically been relatively consistent on a year-over-year basis; and (4) the insurance segment has no depreciation and amortization.

THIRTEEN WEEKS ENDED MARCH 31, 2018 COMPARED TO THIRTEEN WEEKS ENDED APRIL 1, 2017

Revenue for the 2018 thirteen-week period was $1,047,926,000, an increase of $267,018,000, or 34%, compared to the 2017 thirteen-week period. Transportation revenue increased $266,292,000, or 35%. The increase in transportation revenue was attributable to an increased number of loads hauled of approximately 12% and an increased revenue per load of approximately 20%. Reinsurance premiums were $12,286,000 and $11,560,000 for the 2018 and 2017 thirteen-week periods, respectively. The increase in revenue from reinsurance premiums was primarily attributable to the increase in the average number of BCO Independent Contractors in the 2018 thirteen-week period compared to the 2017 thirteen-week period.

Truck transportation revenue generated by BCO Independent Contractors and Truck Brokerage Carriers (together, the “third party truck capacity providers”) for the 2018 thirteen-week period was $979,088,000, representing 93% of total revenue, an increase of $252,271,000, or 35%, compared to the 2017 thirteen-week period. The number of loads hauled by third party truck capacity providers increased approximately 12% in the 2018 thirteen-week period compared to the 2017 thirteen-week period, and revenue per load on loads hauled by third party truck capacity providers increased approximately 21% compared to the 2017 thirteen-week period. The increase in the number of loads hauled via truck compared to the 2017 thirteen-week period was due to a broad-based increase in demand across many customers and industries for Landstar’s various truck service offerings. The increase in revenue per load on loads hauled via truck was due to a tighter freight environment experienced during the 2018 thirteen-week period, which resulted in less readily available truck capacity as compared to the 2017 thirteen-week period, and the impact of higher diesel fuel costs on loads hauled via Truck Brokerage Carriers. Revenue per load on loads hauled via van equipment increased 24%, revenue per load on loads hauled via unsided/platform equipment increased 17% and revenue per load on less-than-truckload loadings increased 6% as compared to the 2017 thirteen-week period. Fuel surcharges billed to customers on revenue generated by BCO Independent Contractors are excluded from revenue. Fuel surcharges on Truck Brokerage Carrier revenue identified separately in billings to customers and included as a component of Truck Brokerage Carrier revenue were $22,245,000 and $15,062,000 in the 2018 and 2017 thirteen-week periods, respectively. It should be noted that many customers of truck brokerage services require a single all-in rate that does not separately identify fuel surcharges. Accordingly, the overall impact of changes in fuel prices on revenue and revenue per load on loads hauled via truck is likely to be greater than that indicated.

Transportation revenue generated by rail intermodal, air cargo and ocean cargo carriers (collectively, the “multimode capacity providers”) for the 2018 thirteen-week period was $52,769,000, or 5% of total revenue, an increase of $10,337,000, or 24%, compared to the 2017 thirteen-week period. The number of loads hauled by multimode capacity providers increased approximately 20% in the 2018 thirteen-week period compared to the 2017 thirteen-week period, and revenue per load on revenue generated by multimode capacity providers increased approximately 4% over the same period. The increase in the number of loads hauled by multimode capacity providers was primarily due to a 25% increase in rail intermodal loads and a 20% increase in ocean loads. The increase in both rail intermodal and ocean loads was broad-based across many customers. While revenue per load on loads hauled by multimode capacity providers increased for all modes, the increase of 4% was primarily driven by an increase in revenue per load generated by air cargo carriers. Also, revenue per load on revenue generated by multimode capacity providers is influenced by many factors, including revenue mix among the various modes of transportation used, length of haul, complexity of freight, density of freight lanes, fuel costs and availability of capacity.

Purchased transportation was 77.3% and 76.3% of revenue in the 2018 and 2017 thirteen-week periods, respectively. The increase in purchased transportation as a percentage of revenue was primarily due to an increased rate of purchased transportation paid to Truck Brokerage Carriers and a decrease in the percentage of revenue contributed by BCO Independent Contractors, which typically has a lower rate of purchased transportation than revenue generated by Truck Brokerage Carriers. Commissions to agents were 7.8% and 8.2% of revenue in the 2018 and 2017 thirteen-week periods, respectively. The decrease in commissions to agents as a percentage of revenue was primarily attributable to a decreased net revenue margin on revenue generated by Truck Brokerage Carriers.

Investment income was $861,000 and $414,000 in the 2018 and 2017 thirteen-week periods, respectively. The increase in investment income was primarily due to higher average rates of return on investments in the 2018 thirteen-week period and a higher average investment balance held by the insurance segment in the 2018 thirteen-week period.

Other operating costs increased $707,000 in the 2018 thirteen-week period compared to the 2017 thirteen-week period and represented 4.9% of gross profit in the 2018 period compared to 5.7% of gross profit in the 2017 period. The increase in other operating costs compared to the prior year was primarily due to an increased provision for contractor bad debt and increased trailing equipment maintenance costs, partially offset by increased gains on sales of used trailing equipment. The decrease in other operating costs as a percentage of gross profit was caused by the effect of increased gross profit, partially offset by the increase in other operating costs.

Insurance and claims increased $2,847,000 in the 2018 thirteen-week period compared to the 2017 thirteen-week period and represented 11.2% of gross profit in the 2018 period compared to 11.9% of gross profit in the 2017 period. The increase in insurance and claims expense compared to prior year was primarily due to increased net unfavorable development of prior years’ claims in the 2018 period. Net unfavorable development of prior years’ claims was $2,558,000 in the 2018 thirteen-week period, while net favorable development of prior years’ claims was $104,000 in the 2017 thirteen-week period. The decrease in insurance and claims as a percent of gross profit was caused by the effect of increased gross profit, partially offset by the increase in insurance and claims costs.

Selling, general and administrative costs increased $6,928,000 in the 2018 thirteen-week period compared to the 2017 thirteen-week period and represented 29.1% of gross profit in the 2018 period compared to 31.5% of gross profit in the 2017 period. The increase in selling, general and administrative costs compared to prior year was attributable to increased stock-based compensation expense, an increased provision for incentive compensation and increased wages. Included in selling, general and administrative costs is stock-based compensation expense of $3,710,000 and $994,000 for the 2018 and 2017 thirteen-week periods, respectively, and incentive compensation expense of $4,131,000 and $2,872,000 for the 2018 and 2017 thirteen-week periods, respectively. The decrease in selling, general and administrative costs as a percent of gross profit was due primarily to the effect of increased gross profit, partially offset by the increase in selling, general and administrative costs.

Depreciation and amortization increased $1,063,000 in the 2018 thirteen-week period compared to the 2017 thirteen-week period and represented 7.1% of gross profit in the 2018 period compared to 8.2% of gross profit in the 2017 period. The increase in depreciation and amortization expenses was due to an increased number of owned trailers in response to increased customer demand for the Company’s drop and hook services and increased depreciation on information technology assets placed in service during the second half of fiscal year 2017. The decrease in depreciation and amortization as a percentage of gross profit was primarily due to the effect of increased gross profit, partially offset by the increased depreciation costs.

Interest and debt expense in the 2018 thirteen-week period decreased $283,000 compared to the 2017 thirteen-week period. The decrease in interest and debt expense was primarily attributable to increased interest income earned on cash balances held by the transportation logistics segment.

The Tax Reform Act permanently reduced the U.S. corporate income tax rate from a maximum of 35% to a flat 21% rate, effective January 1, 2018. The provisions for income taxes for the 2018 and 2017 thirteen-week periods were based on estimated annual effective income tax rates of 24.5% and 38.2%, respectively, adjusted for discrete events, such as benefits resulting from stock-based awards. The effective income tax rates for the 2018 and 2017 thirteen-week periods were 22.7% and 36.8%, respectively. The increase as compared to the statutory federal income tax rate for the 2018 thirteen-week period was primarily attributable to state taxes, the elimination of the performance-based exception under Section 162(m) included in the Tax Reform Act and the meals and entertainment exclusion. The increase as compared to the statutory federal income tax rate for the 2017 thirteen-week period was primarily attributable to state taxes, the meals and entertainment exclusion and non-deductible stock-based compensation. The effective income tax rate in the 2018 thirteen-week period of 22.7% was lower than the 24.5% estimated annual effective income tax rate primarily due to excess tax benefits recognized on stock-based compensation arrangements in the 2018 period. The effective income tax rate in the 2017 thirteen-week period of 36.8% was less than the 38.2% estimated annual effective income tax rate primarily due to excess tax benefits recognized on stock-based compensation arrangements and disqualifying dispositions of the Company’s common stock by employees who obtained the stock through the exercises of incentive stock options in the 2017 period.

The net loss attributable to noncontrolling interest of $44,000 in the 2018 thirteen-week period represents the noncontrolling investors’ 30% share of the net loss incurred by Landstar Metro and Landstar Servicios.

Net income attributable to the Company was $57,517,000, or $1.37 per common share ($1.37 per diluted share), in the 2018 thirteen-week period. Net income attributable to the Company was $32,383,000, or $0.77 per common share ($0.77 per diluted share), in the 2017 thirteen-week period. Net income attributable to the Company was favorably impacted by the enactment of the Tax Cuts and Jobs Act by approximately $10,186,000, or $0.24 per common share ($0.24 per diluted share), in the 2018 thirteen-week period, as a result of the permanent reduction of the U.S. corporate income tax rate from a maximum of 35% to a flat 21%.

CAPITAL RESOURCES AND LIQUIDITY

Working capital and the ratio of current assets to current liabilities were $455,757,000 and 2.0 to 1, respectively, at March 31, 2018, compared with $412,560,000 and 1.8 to 1, respectively, at December 30, 2017. Landstar has historically operated with current ratios within the range of 1.5 to 1 to 2.0 to 1. Cash provided by operating activities was $72,002,000 in the 2018 thirteen-week period compared with $61,948,000 in the 2017 thirteen-week period. The increase in cash flow provided by operating activities was primarily attributable to increased net income, partially offset by the timing of collections of trade receivables.

The Company declared and paid $0.15 per share, or $6,308,000 in the aggregate, in cash dividends during the thirteen-week period ended March 31, 2018 and, during such period, also paid $62,985,000 of dividends payable which were declared during fiscal year 2017 and included in current liabilities in the consolidated balance sheet at December 30, 2017. The Company declared and paid $0.09 per share, or $3,770,000 in the aggregate, in cash dividends during the thirteen-week period ended April 1, 2017. During the thirteen-week period ended March 31, 2018, the Company purchased 14,354 shares of its common stock at a total cost of $1,508,000. During the thirteen-week period ended April 1, 2017, the Company did not purchase any shares of its common stock. As of March 31, 2018, the Company may purchase up to 2,985,646 shares of its common stock under its authorized stock purchase program. Long-term debt, including current maturities, was $113,281,000 at March 31, 2018, $11,832,000 lower than at December 30, 2017.

Equity was $706,280,000, or 86% of total capitalization (defined as long-term debt including current maturities plus equity), at March 31, 2018, compared to $653,877,000, or 84% of total capitalization, at December 30, 2017. The increase in equity was primarily a result of net income, partially offset by dividends declared by the Company in the 2018 thirteen-week period.

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

At March 31, 2018, the Company had no borrowings outstanding and $33,115,000 of letters of credit outstanding under the Credit Agreement. At March 31, 2018, there was $216,885,000 available for future borrowings under the Credit Agreement. In addition, the Company has $61,186,000 in letters of credit outstanding as collateral for insurance claims that are secured by investments totaling $67,984,000 at March 31, 2018. Investments, all of which are carried at fair value, include primarily investment-grade bonds having maturities of up to five years. Fair value of investments is based primarily on quoted market prices. See Notes to Consolidated Financial Statements included herein for further discussion on measurement of fair value of investments.

Historically, the Company has generated sufficient operating cash flow to meet its debt service requirements, fund continued growth, both organic and through acquisitions, complete or execute share purchases of its common stock under authorized share purchase programs, pay dividends and meet working capital needs. As an asset-light provider of integrated transportation management solutions, the Company’s annual capital requirements for operating property are generally for trailing equipment and information technology hardware and software. In addition, a significant portion of the trailing equipment used by the Company is provided by third party capacity providers, thereby reducing the Company’s capital requirements. During the 2018 thirteen-week period, the Company purchased $3,814,000 of operating property. Included in the $3,814,000 of purchases of operating property during the 2018 thirteen-week period was $2,162,000 related to the completion of its Laredo, Texas facility for which the Company accrued a corresponding liability in accounts payable as of December 30, 2017. Landstar anticipates acquiring either by purchase or lease financing during the remainder of fiscal year 2018 approximately $56,000,000 in operating property, consisting primarily of new trailing equipment to replace older trailing equipment and information technology equipment.

On September 20, 2017 the Company completed the Landstar Metro acquisition, as described in footnote 1 to our unaudited consolidated financial statements. In connection with the acquisition, the Company assumed approximately $2,200,000 in liabilities consisting of additional contingent purchase price and associated indirect taxes, of which approximately $700,000 remained outstanding at March 31, 2018. As it relates to the non-controlling interests of Landstar Metro and Landstar Servicios, the Company has the option to purchase, and the minority equityholders have the option to sell, during the period commencing on the third anniversary of September 20, 2017, the closing date of the subscription by the minority equityholders (the “Closing Date”), and at any time after the fourth anniversary of the Closing Date, at fair value all but not less than all of the noncontrolling interests in Landstar Metro and Landstar Servicios. The noncontrolling interests are also subject to customary restrictions on transfer, including a right of first refusal in favor of the Company.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The allowance for doubtful accounts for both trade and other receivables represents management’s estimate of the amount of outstanding receivables that will not be collected. Historically, management’s estimates for uncollectible receivables have been materially correct. Although management believes the amount of the allowance for both trade and other receivables at March 31, 2018 is appropriate, a prolonged period of low or no economic growth may adversely affect the collection of these receivables. In addition, liquidity concerns and/or unanticipated bankruptcy proceedings at any of the Company’s larger customers in which the Company is carrying a significant receivable could result in an increase in the provision for uncollectible receivables and have a significant impact on the Company’s results of operations in a given quarter or year. However, it is not expected that an uncollectible accounts receivable resulting from an individual customer would have a significant impact on the Company’s financial condition. Conversely, a more robust economic environment or the recovery of a previously provided for uncollectible receivable from an individual customer may result in the realization of some portion of the estimated uncollectible receivables.

Landstar provides for the estimated costs of self-insured claims primarily on an actuarial basis. The amount recorded for the estimated liability for claims incurred is based upon the facts and circumstances known on the applicable balance sheet date. The ultimate resolution of these claims may be for an amount greater or less than the amount estimated by management. The Company continually revises its existing claim estimates as new or revised information becomes available on the status of each claim. Historically, the Company has experienced both favorable and unfavorable development of prior years’ claims estimates. During the 2018 and 2017 thirteen-week periods, insurance and claims costs included $2,558,000 of net unfavorable and $104,000 of net favorable adjustments to prior years’ claims estimates, respectively. It is reasonably likely that the ultimate outcome of settling all outstanding claims will be more or less than the estimated claims reserve at March 31, 2018.

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

On December 22, 2017, the President of the United States signed into law the Tax Reform Act. The legislation significantly changed U.S. tax law by, among other things, lowering corporate income tax rates, implementing a territorial tax system and imposing a repatriation tax on deemed repatriated earnings of foreign subsidiaries. The Tax Reform Act permanently reduced the U.S. corporate income tax rate from a maximum of 35% to a flat 21% rate, effective January 1, 2018. The SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Reform Act. The Company recognized the provisional tax impacts related to revaluation of its ending net deferred tax liabilities at December 30, 2017 and deemed repatriated earnings in its consolidated financial statements for the year ended December 30, 2017. The ultimate impact may differ from these provisional amounts, possibly materially, due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued and actions the Company may take as a result of the Tax Reform Act. The accounting is expected to be complete when the 2017 U.S. corporate income tax return is filed in 2018.

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

Depending upon the specific type of borrowing, borrowings under the Credit Agreement bear interest based on either (a) the prime rate, (b) the Federal Reserve Bank of New York rate plus 0.5% or (c) the London Interbank Offered Rate, plus 1.25%. As of March 31, 2018 and during the entire 2018 first quarter, the Company had no borrowings outstanding under the Credit Agreement.

Long-term investments, all of which are available-for-sale and are carried at fair value, include primarily investment-grade bonds having maturities of up to five years. Assuming that the long-term portion of investments remains at $71,611,000, the balance at March 31, 2018, a hypothetical increase or decrease in interest rates of 100 basis points would not have a material impact on future earnings on an annualized basis. Short-term investments consist of short-term investment-grade instruments and the current maturities of investment-grade corporate bonds. Accordingly, any future interest rate risk on these short-term investments would not be material to the Company’s operating results.

Assets and liabilities of the Company’s Canadian and Mexican operations are translated from their functional currency to U.S. dollars using exchange rates in effect at the balance sheet date and revenue and expense accounts are translated at average monthly exchange rates during the period. Adjustments resulting from the translation process are included in accumulated other comprehensive income. Transactional gains and losses arising from receivable and payable balances, including intercompany balances, in the normal course of business that are denominated in a currency other than the functional currency of the operation are recorded in the statements of income when they occur. The assets held at the Company’s Canadian and Mexican subsidiaries at March 31, 2018 were, as translated to U.S. dollars, less than 3% of total consolidated assets. Accordingly, any translation gain or loss related to the Canadian and Mexican operations would not be material.

Item 4.	Controls and Procedures

As of the end of the period covered by this quarterly report on Form 10-Q, an evaluation was carried out, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended). Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2018 to provide reasonable assurance that information required to be disclosed by the Company in reports that it filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There were no significant changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

For a discussion identifying additional risk factors and other important factors that could cause actual results to differ materially from those anticipated, see the discussions under Part I, Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2017 and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Notes to Consolidated Financial Statements” in this Quarterly Report on Form 10-Q.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Company

The following table provides information regarding the Company’s purchase of its common stock during the period from December 31, 2017 to March 31, 2018, the Company’s first fiscal quarter:

			Total Number of Shares	Maximum Number of
Fiscal Period	Total Number of Shares Purchased	Average Price Paid Per Share	Purchased as Part of Publicly Announced Programs	Shares That May Yet Be Purchased Under the Programs
December 30, 2017				3,000,000
December 31, 2017 – January 27, 2018	—	$—	—	3,000,000
January 28, 2018 – February 24, 2018	14,354	105.02	14,354	2,985,646
February 25, 2018 – March 31, 2018	—	—	—	2,985,646

Total	14,354	$105.02	14,354

On May 19, 2015, the Landstar System, Inc. Board of Directors authorized the Company to increase the number of shares of the Company’s common stock that the Company is authorized to purchase from time to time in the open market and in privately negotiated transactions under a previously announced purchase program to 3,000,000 shares. On December 11, 2017, the Landstar System, Inc. Board of Directors authorized the Company to purchase up to an additional 1,963,875 shares of the Company’s common stock from time to time in the open market and in privately negotiated transactions. As of March 31, 2018, the Company has authorization to purchase 2,985,646 shares of its common stock under these programs. No specific expiration date has been assigned to either the May 19, 2015 or December 11, 2017 authorizations.

Dividends

During the thirteen-week period ended March 31, 2018, Landstar paid dividends as follows:

Dividend Amount per Share	Declaration Date	Record Date	Payment Date
$ 1.50	December 11, 2017	January 12, 2018	January 26, 2018
$ 0.15	January 30, 2018	February 19, 2018	March 16, 2018

Dividends payable of $1.50 per share, or $62,985,000 in the aggregate, was included in current liabilities in the consolidated balance sheet at December 30, 2017.

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

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

The exhibits listed on the Exhibit Index are furnished as part of this quarterly report on Form 10-Q.

EXHIBIT INDEX

Registrant’s Commission File No.: 0-21238

Exhibit No.	Description

(10)	Material Contracts

10.1	Total Shareholder Return Performance Related Stock Award Agreement, dated April 24, 2018, between Landstar System, Inc. and James B. Gattoni (incorporated by reference to the Current Report on Form 8-K, filed on April 25, 2018 (Commission File No. 0-21238))

(31)	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.1*	Chief Executive Officer certification, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Chief Financial Officer certification, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.1**	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Schema Document

101.CAL*	XBRL Calculation Linkbase Document

101.DEF*	XBRL Definition Linkbase Document

101.LAB*	XBRL Labels Linkbase Document

101.PRE*	XBRL Presentation Linkbase Document

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LANDSTAR SYSTEM, INC.

Date: May 4, 2018	/s/ James B. Gattoni
James B. Gattoni
President and
Chief Executive Officer

Date: May 4, 2018	/s/ L. Kevin Stout
L. Kevin Stout
Vice President and Chief
Financial Officer