Form 10-Q
period 2018-06-30
LANDSTAR SYSTEM INC
filed 2018-08-03
CIK 853816

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Yes  ☐            No  ☒

The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of the close of business on July 23, 2018 was 41,092,882.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The interim consolidated financial statements contained herein reflect all adjustments (all of a normal, recurring nature) which, in the opinion of management, are necessary for a fair statement of the financial condition, results of operations, cash flows and changes in equity for the periods presented. They have been prepared in accordance with Rule 10-01 of Regulation S-X and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the twenty six weeks ended June 30, 2018 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 29, 2018.

These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s 2017 Annual Report on Form 10-K.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

(Unaudited)

	June 30, 2018	December 30, 2017
ASSETS
Current Assets
Cash and cash equivalents	$148,641	$242,416
Short-term investments	40,323	48,928
Trade accounts receivable, less allowance of $6,549 and $6,131	688,961	631,164
Other receivables, including advances to independent contractors, less allowance of $6,495 and $6,012	20,737	24,301
Other current assets	29,553	14,394

Total current assets	928,215	961,203

Operating property, less accumulated depreciation and amortization of $232,760 and $218,700	256,096	276,011
Goodwill	38,704	39,065
Other assets	85,880	76,181

Total assets	$1,308,895	$1,352,460

LIABILITIES AND EQUITY
Current Liabilities
Cash overdraft	$45,365	$42,242
Accounts payable	311,768	285,132
Current maturities of long-term debt	38,869	42,051
Insurance claims	42,546	38,919
Dividends payable	—	62,985
Accrued compensation	19,041	30,103
Other current liabilities	51,285	47,211

Total current liabilities	508,874	548,643

Long-term debt, excluding current maturities	65,093	83,062
Insurance claims	30,205	30,141
Deferred income taxes and other noncurrent liabilities	43,790	36,737

Equity
Landstar System, Inc. and subsidiary shareholders’ equity
Common stock, $0.01 par value, authorized 160,000,000 shares, issued 67,847,692 and 67,740,380 shares	678	677
Additional paid-in capital	216,328	209,599
Retained earnings	1,719,475	1,611,158
Cost of 26,754,810 and 25,749,493 shares of common stock in treasury	(1,273,489)	(1,167,600)
Accumulated other comprehensive loss	(5,284)	(3,162)

Total Landstar System, Inc. and subsidiary shareholders’ equity	657,708	650,672
Noncontrolling interest	3,225	3,205

Total equity	660,933	653,877

Total liabilities and equity	$1,308,895	$1,352,460

See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share amounts)

(Unaudited)

	Twenty Six Weeks Ended		Thirteen Weeks Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Revenue	$2,230,712	$1,651,342	$1,182,786	$870,434
Investment income	1,752	1,022	891	608
Costs and expenses:
Purchased transportation	1,727,237	1,263,111	916,940	667,588
Commissions to agents	176,524	134,080	94,399	70,282
Other operating costs, net of gains on asset sales/dispositions	15,210	14,400	7,606	7,503
Insurance and claims	38,899	28,406	21,539	13,893
Selling, general and administrative	94,249	79,184	48,998	40,861
Depreciation and amortization	21,766	19,831	10,769	9,897

Total costs and expenses	2,073,885	1,539,012	1,100,251	810,024

Operating income	158,579	113,352	83,426	61,018
Interest and debt expense	1,639	1,902	839	819

Income before income taxes	156,940	111,450	82,587	60,199
Income taxes	36,975	41,557	20,095	22,689

Net income	119,965	69,893	62,492	$37,510
Less: Net loss attributable to noncontrolling interest	(75)	—	(31)	—

Net income attributable to Landstar System, Inc. and subsidiary	$120,040	$69,893	$62,523	$37,510

Earnings per common share attributable to Landstar System, Inc. and subsidiary	$2.88	$1.67	$1.51	$0.89

Diluted earnings per share attributable to Landstar System, Inc. and subsidiary	$2.87	$1.66	$1.51	$0.89

Average number of shares outstanding:
Earnings per common share	41,744,000	41,907,000	41,450,000	41,935,000

Diluted earnings per share	41,795,000	42,004,000	41,491,000	42,010,000

Dividends per common share	$0.30	$0.18	$0.15	$0.09

See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

(Unaudited)

	Twenty Six Weeks Ended		Thirteen Weeks Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Net income attributable to Landstar System, Inc. and subsidiary	$120,040	$69,893	$62,523	$37,510
Other comprehensive (loss) income:
Unrealized holding (losses) gains on available-for-sale investments, net of tax (benefit) expense of ($233), $89, ($42) and $54	(883)	165	(153)	101
Foreign currency translation (losses) gains	(1,239)	585	(1,580)	448

Other comprehensive (loss) income	(2,122)	750	(1,733)	549

Comprehensive income attributable to Landstar System, Inc. and subsidiary	$117,918	$70,643	$60,790	$38,059

See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Twenty Six Weeks Ended
	June 30, 2018	July 1, 2017
OPERATING ACTIVITIES
Net income	$119,965	$69,893
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of operating property and intangible assets	21,766	19,831
Non-cash interest charges	126	127
Provisions for losses on trade and other accounts receivable	4,297	3,601
Gains on sales/disposals of operating property	(988)	(701)
Deferred income taxes, net	5,585	1,766
Stock-based compensation	8,102	2,237
Changes in operating assets and liabilities:
Increase in trade and other accounts receivable	(48,651)	(22,917)
Increase in other assets	(16,537)	(12,658)
Increase in accounts payable	20,161	8,829
(Decrease) increase in other liabilities	(4,488)	3,316
Increase in insurance claims	3,691	6,475

NET CASH PROVIDED BY OPERATING ACTIVITIES	113,029	79,799

INVESTING ACTIVITIES
Sales and maturities of investments	18,399	33,486
Purchases of investments	(19,653)	(34,360)
Purchases of operating property	(4,121)	(6,628)
Proceeds from sales of operating property	2,939	2,793

NET CASH USED BY INVESTING ACTIVITIES	(2,436)	(4,709)

FINANCING ACTIVITIES
Increase (decrease) in cash overdraft	3,123	(2,106)
Dividends paid	(75,481)	(7,544)
Proceeds from exercises of stock options	1,039	1,962
Taxes paid in lieu of shares issued related to stock-based compensation plans	(2,812)	(365)
Purchases of common stock	(105,488)	—
Principal payments on capital lease obligations	(22,768)	(24,417)
Payment of contingent consideration	(985)	—

NET CASH USED BY FINANCING ACTIVITIES	(203,372)	(32,470)

Effect of exchange rate changes on cash and cash equivalents	(996)	585

(Decrease) increase in cash and cash equivalents	(93,775)	43,205
Cash and cash equivalents at beginning of period	242,416	178,897

Cash and cash equivalents at end of period	$148,641	$222,102

See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

Twenty Six Weeks Ended June 30, 2018

(Dollars in thousands)

(Unaudited)

	Landstar System, Inc. and Subsidiary Shareholders
							Accumulated
			Additional				Other	Non-
	Common Stock		Paid-In	Retained	Treasury Stock at Cost		Comprehensive	controlling
	Shares	Amount	Capital	Earnings	Shares	Amount	Loss	Interests	Total
Balance December 30, 2017	67,740,380	$677	$209,599	$1,611,158	25,749,493	$(1,167,600)	$(3,162)	$3,205	$653,877
Adoption of accounting standards (Note 12)				773					773
Net income (loss)				120,040				(75)	119,965
Dividends ($0.30 per share)				(12,496)					(12,496)
Purchases of common stock					1,000,000	(105,488)			(105,488)
Issuance of stock related to stock-based compensation plans	107,312	1	(1,373)		5,317	(401)			(1,773)
Stock-based compensation			8,102						8,102
Other comprehensive (loss) income							(2,122)	95	(2,027)

Balance June 30, 2018	67,847,692	$678	$216,328	$1,719,475	26,754,810	$(1,273,489)	$(5,284)	$3,225	$660,933

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

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2014-09 - Revenue from Contracts with Customers (“ASU 2014-09”). The new comprehensive revenue recognition standard supersedes all existing revenue recognition guidance under U.S. GAAP. The Company adopted ASU 2014-09 on December 31, 2017 under the modified retrospective transition method resulting in a $773,000 cumulative adjustment to retained earnings. The Company has updated our revenue recognition policy included in our Annual Report on Form 10-K for the year ended December 30, 2017 as set forth below in footnote 1 to our unaudited financial statements.

(1)	Significant Accounting Policies

Revenue Recognition

The Company recognizes revenue from customer contracts based on relative transit time in each reporting period as the performance obligation is satisfied. As a result, a portion of the total revenue that will be billed to the customer once a load is delivered is recognized in each reporting period based on the percentage of total transit time that has been completed at the end of the reporting period. When providing the physical transportation of freight, the Company is the primary obligor with respect to freight delivery. Accordingly, the transportation revenue billed to customers for the physical transportation of freight and the related direct freight expenses are recognized on a gross basis over the transit period as the performance obligation is satisfied.

(2)	Acquired Business and Noncontrolling Interests

During 2017, the Company incorporated each of Landstar Metro and Landstar Servicios. On September 20, 2017, Landstar Metro acquired substantially all of the assets of the asset-light transportation logistics business of Fletes Avella, S.A. de C.V., a Mexican transportation logistics company (the “Mexican Asset Acquisition”). At June 30, 2018 and December 30, 2017, there was approximately $700,000 and $1,900,000, respectively, in liabilities outstanding consisting of additional contingent purchase price and associated indirect taxes. In connection with the Mexican Asset Acquisition, individuals affiliated with the seller subscribed in the aggregate for a 30% equity interest in each of Landstar Metro and Landstar Servicios. The Mexican Asset Acquisition was accounted for as a business combination in accordance with Accounting Standards Codification 805, Business Combinations (“ASC 805”). The resulting goodwill arising from the acquisition was approximately $8,500,000 as of June 30, 2018. With respect to this goodwill, 70% is expected to be deductible by the Company for U.S. income tax purposes, and following a purchase of the noncontrolling interests by the Company, up to 100% of this goodwill would be expected to be deductible by the Company. Pro forma financial information for prior periods is not presented as the Company does not believe the Mexican Asset Acquisition to be material to our consolidated results. The results of operations from Landstar Metro and Landstar Servicios are presented as part of the Company’s transportations logistics segment.

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

(3)	Share-based Payment Arrangements

As of June 30, 2018, the Company had two employee equity incentive plans, the 2002 employee stock option and stock incentive plan (the “ESOSIP”) and the 2011 equity incentive plan (the “2011 EIP”). No further grants can be made under the ESOSIP. The Company also has a stock compensation plan for members of its Board of Directors, the Amended and Restated 2013 Directors Stock Compensation Plan (as amended and restated as of May 17, 2016, the “2013 DSCP”). 6,000,000 shares of the Company’s common stock were authorized for issuance under the 2011 EIP and 115,000 shares of the Company’s common stock were authorized for issuance under the 2013 DSCP. The ESOSIP, 2011 EIP and 2013 DSCP are each referred to herein as a “Plan,” and, collectively, as the “Plans.” Amounts recognized in the financial statements with respect to these Plans are as follows (in thousands):

	Twenty Six Weeks Ended		Thirteen Weeks Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Total cost of the Plans during the period	$8,102	$2,237	$4,392	$1,243
Amount of related income tax benefit
recognized during the period	(3,468)	(1,814)	(1,217)	(687)

Net cost of the Plans during the period	$4,634	$423	$3,175	$556

Included in income tax benefits recognized in the twenty-six-week periods ended June 30, 2018 and July 1, 2017 were income tax benefits of $64,000 and $270,000, respectively, recognized on disqualifying dispositions of the Company’s common stock by employees who obtained shares of common stock through exercises of incentive stock options. Also included in income tax benefits recognized in the twenty-six-week periods ended June 30, 2018 and July 1, 2017 were excess tax benefits from stock-based awards of $1,426,000 and $751,000, respectively.

As of June 30, 2018, there were 72,742 shares of the Company’s common stock reserved for issuance under the 2013 DSCP and 4,486,031 shares of the Company’s common stock reserved for issuance in the aggregate under the ESOSIP and 2011 EIP.

Restricted Stock Units

The following table summarizes information regarding the Company’s outstanding restricted stock unit (“RSU”) awards with either a performance condition or a market condition under the Plans:

	Number of RSUs	Weighted Average Grant Date Fair Value
Outstanding at December 30, 2017	387,372	$55.75
Granted	65,228	$96.20
Vested	(67,971)	$53.92
Forfeited	(92,880)	$52.36

Outstanding at June 30, 2018	291,749	$66.30

During the twenty-six-week period ended June 30, 2018, the Company granted RSUs with a performance condition and RSUs with a market condition, as further described below. Outstanding RSUs at both December 30, 2017 and June 30, 2018 include RSUs with a performance condition and RSUs with a market condition, as further described in the Company’s 2017 Annual Report on Form 10-K.

RSUs with a performance condition granted on February 2, 2018 may vest on January 31 of 2021, 2022 and 2023 based on growth in operating income and pre-tax income per share from continuing operations attributable to Landstar System, Inc. and subsidiary as compared to the results from the 2017 fiscal year.

On April 24, 2018, the Company granted 9,324 RSUs that vest based on a market condition. These RSUs may vest on June 30 of 2022, 2023 and 2024 based on the Company’s total shareholder return (“TSR”) compound annual growth rate over the vesting periods, adjusted to reflect dividends (if any) paid during such periods and capital adjustments as may be necessary. The maximum number of common shares available for issuance under the April 24, 2018 grant equals 150% of the number of RSUs granted. The fair value of this

RSU award was determined at the time of grant based on the expected achievement of the market condition at the end of each vesting period. With respect to these RSU awards, the Company reports compensation expense ratably over the life of the award based on an estimated number of units that will vest over the life of the award, multiplied by the fair value of the RSU. Previously recognized compensation cost would be reversed only if the employee terminated employment prior to completing the requisite service period.

The Company recognized approximately $6,975,000 and $1,309,000 of share-based compensation expense related to RSU awards in the twenty-six-week periods ended June 30, 2018 and July 1, 2017, respectively. As of June 30, 2018, there was a maximum of $27.4 million of total unrecognized compensation cost related to RSU awards granted under the Plans with an expected average remaining life of approximately 3.5 years. With respect to RSU awards with a performance condition, the amount of future compensation expense to be recognized will be determined based on future operating results.

Stock Options

The following table summarizes information regarding the Company’s outstanding stock options under the Plans:

			Weighted Average
	Number of	Weighted Average Exercise Price	Remaining Contractual	Aggregate Intrinsic
	Options	per Share	Term (years)	Value (000s)
Options outstanding at December 30, 2017	189,040	$49.34
Exercised	(51,918)	$48.52

Options outstanding at June 30, 2018	137,122	$49.64	3.5	$8,166

Options exercisable at June 30, 2018	136,122	$49.58	3.5	$8,115

The total intrinsic value of stock options exercised during the twenty-six-week periods ended June 30, 2018 and July 1, 2017 was $3,203,000 and $4,480,000, respectively.

As of June 30, 2018, there was no unrecognized compensation cost related to non-vested stock options granted under the Plans.

Non-vested Restricted Stock and Deferred Stock Units

The following table summarizes information regarding the Company’s outstanding shares of non-vested restricted stock and Deferred Stock Units (defined below) under the Plans:

	Number of Shares and Deferred Stock Units	Weighted Average Grant Date Fair Value
Non-vested at December 30, 2017	54,755	$78.02
Granted	22,803	$113.35
Vested	(19,162)	$74.42
Forfeited	(1,757)	$71.12

Non-vested at June 30, 2018	56,639	$93.68

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

As of June 30, 2018, there was $4,327,000 of total unrecognized compensation cost related to non-vested shares of restricted stock and Deferred Stock Units granted under the Plans. The unrecognized compensation cost related to these non-vested shares of restricted stock and Deferred Stock Units is expected to be recognized over a weighted average period of 2.5 years.

(4)	Income Taxes

The Tax Cuts and Jobs Act (the “Tax Reform Act”) permanently reduced the U.S. corporate income tax rate from a maximum of 35% to a flat 21% rate, effective January 1, 2018. The provisions for income taxes for the 2018 and 2017 twenty-six-week periods were based on estimated annual effective income tax rates of 24.5% and 38.2%, respectively, adjusted for discrete events, such as benefits resulting from stock-based awards. The applicable effective income tax rates for the 2018 and 2017 twenty-six-week periods were 23.6% and 37.3%, respectively, which were higher than the applicable statutory federal income tax rates of 21% and 35%, respectively. The increase as compared to the statutory federal income tax rate for the 2018 twenty-six-week period was primarily attributable to state taxes, the elimination of the performance-based exception under Section 162(m) included in the Tax Reform Act and the meals and entertainment exclusion, partially offset by excess tax benefits realized on stock based awards. The increase as compared to the statutory federal income tax rate for the 2017 twenty-six-week period was primarily attributable to state taxes, the meals and entertainment exclusion and non-deductible stock-based compensation, partially offset by excess tax benefits realized on stock based awards and income tax benefits recognized on disqualifying dispositions on the Company’s common stock.

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

The following table provides a reconciliation of the average number of common shares outstanding used to calculate earnings per common share attributable to Landstar System, Inc. and subsidiary to the average number of common shares and common share equivalents outstanding used to calculate diluted earnings per share attributable to Landstar System, Inc. and subsidiary (in thousands):

	Twenty Six Weeks Ended		Thirteen Weeks Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Average number of common shares outstanding	41,744	41,907	41,450	41,935
Incremental shares from assumed exercises of stock options	51	97	41	75

Average number of common shares and common share equivalents outstanding	41,795	42,004	41,491	42,010

For each of the twenty-six-week periods ended June 30, 2018 and July 1, 2017, no options outstanding to purchase shares of common stock were antidilutive. Outstanding RSUs were excluded from the calculation of diluted earnings per share attributable to Landstar System, Inc. and subsidiary for all periods because the performance metric requirements or market condition for vesting had not been satisfied.

(6)	Additional Cash Flow Information

During the 2018 twenty-six-week period, Landstar paid income taxes and interest of $40,062,000 and $1,886,000, respectively. During the 2017 twenty-six-week period, Landstar paid income taxes and interest of $45,559,000 and $2,062,000, respectively. Landstar acquired operating property by entering into capital leases in the amounts of $1,617,000 and $5,108,000 in the 2018 or 2017 twenty-six-week periods. During the 2018 twenty-six-week period, Landstar paid $2,162,000 relating to the completion of its freight staging and transload facility in Laredo, Texas, for which the Company accrued a corresponding liability included in accounts payable at December 30, 2017. Capital expenditure purchases are recorded as cash outflows from investing activities in the consolidated statement of cash flows in the period in which they are paid.

(7)	Segment Information

The following table summarizes information about the Company’s reportable business segments as of and for the twenty-six-week and thirteen-week periods ended June 30, 2018 and July 1, 2017 (in thousands):

	Twenty Six Weeks Ended
	June 30, 2018			July 1, 2017
	Transportation Logistics	Insurance	Total	Transportation Logistics	Insurance	Total
External revenue	$2,205,561	$25,151	$2,230,712	$1,628,155	$23,187	$1,651,342
Internal revenue		22,917	22,917		22,438	22,438
Investment income		1,752	1,752		1,022	1,022
Operating income	146,298	12,281	158,579	94,512	18,840	113,352
Expenditures on long-lived assets	4,121		4,121	6,628		6,628
Goodwill	38,704		38,704	31,134		31,134

	Thirteen Weeks Ended
	June 30, 2018			July 1, 2017
	Transportation Logistics	Insurance	Total	Transportation Logistics	Insurance	Total
External revenue	$1,169,921	$12,865	$1,182,786	$858,807	$11,627	$870,434
Internal revenue		15,419	15,419		15,104	15,104
Investment income		891	891		608	608
Operating income	78,998	4,428	83,426	50,398	10,620	61,018
Expenditures on long-lived assets	307		307	1,650		1,650

In the twenty-six-week and thirteen-week periods ended June 30, 2018 and July 1, 2017, no single customer accounted for more than 10% of the Company’s consolidated revenue.

(8)	Other Comprehensive Income

The following table presents the components of and changes in accumulated other comprehensive income attributable to Landstar System, Inc. and subsidiary, net of related income taxes, as of and for the twenty-six-week period ended June 30, 2018 (in thousands):

	Unrealized Holding Losses on Available-for-Sale Securities	Foreign Currency Translation	Total
Balance as of December 30, 2017	$(144)	$(3,018)	$(3,162)
Other comprehensive loss	(883)	(1,239)	(2,122)

Balance as of June 30, 2018	$(1,027)	$(4,257)	$(5,284)

Amounts reclassified from accumulated other comprehensive income to investment income due to the realization of previously unrealized gains and losses in the accompanying consolidated statements of income were not significant for the twenty-six-week period ended June 30, 2018.

(9)	Investments

Investments include primarily investment-grade corporate bonds having maturities of up to five years (the “bond portfolio”) and money market investments. Investments in the bond portfolio are reported as available-for-sale and are carried at fair value. Investments maturing less than one year from the balance sheet date are included in short-term investments and investments maturing more than one year from the balance sheet date are included in other assets in the consolidated balance sheets. Management performs an analysis of the nature of the unrealized losses on available-for-sale investments to determine whether such losses are other-than-temporary. Unrealized losses, representing the excess of the purchase price of an investment over its fair value as of the end of a period, considered to be other-than-temporary, are to be included as a charge in the statement of income, while unrealized losses considered to be temporary are to be included as a component of equity. Investments whose values are based on quoted market prices in active markets are classified within Level 1. Investments that trade in markets that are not considered to be active, but are valued based on quoted market prices, are classified within Level 2. As Level 2 investments include positions that are not traded in active markets, valuations may be adjusted to reflect illiquidity and/or non-transferability, which are generally based on available market information. Any transfers between levels are recognized as of the beginning of any reporting period. Fair value of the bond portfolio was determined using Level 1 inputs related to money market investments and Level 2 inputs related to investment-grade corporate bonds, asset-backed securities and direct obligations of government agencies. Unrealized losses, net of unrealized gains, on the investments in the bond portfolio were $1,308,000 and $223,000 at June 30, 2018 and December 30, 2017, respectively.

The amortized cost and fair values of available-for-sale investments are as follows at June 30, 2018 and December 30, 2017 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2018
Money market investments	$16,912	$—	$—	$16,912
Asset-backed securities	1,206	—	7	1,199
Corporate bonds and direct obligations of government agencies	94,101	11	1,312	92,800

Total	$112,219	$11	$1,319	$110,911

December 30, 2017
Money market investments	$27,895	$—	$—	$27,895
Asset-backed securities	2,805	—	5	2,800
Corporate bonds and direct obligations of government agencies	80,442	117	335	80,224

Total	$111,142	$117	$340	$110,919

For those available-for-sale investments with unrealized losses at June 30, 2018 and December 30, 2017, the following table summarizes the duration of the unrealized loss (in thousands):

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
June 30, 2018
Asset-backed securities	$1,199	$7	$—	$—	$1,199	$7
Corporate bonds and direct obligations of government agencies	79,404	1,137	8,640	175	88,044	1,312

Total	$80,603	$1,144	$8,640	$175	$89,243	$1,319

December 30, 2017
Asset-backed securities	$1,864	$4	$632	$1	$2,496	$5
Corporate bonds and direct obligations of government agencies	41,322	220	14,016	115	55,338	335

Total	$43,186	$224	$14,648	$116	$57,834	$340

The Company believes unrealized losses on investments were primarily caused by rising interest rates rather than changes in credit quality. The Company expects to recover the amortized cost basis of these securities as it does not intend to sell, and does not anticipate being required to sell, these securities before recovery of the cost basis. For these reasons, the Company does not consider the unrealized losses on these securities to be other-than-temporary at June 30, 2018.

(10)	Commitments and Contingencies

Short-term investments include $40,323,000 in current maturities of investments held by the Company’s insurance segment at June 30, 2018. The non-current portion of the bond portfolio of $70,588,000 is included in other assets. The short-term investments, together with $29,074,000 of non-current investments, provide collateral for the $62,457,000 of letters of credit issued to guarantee payment of insurance claims. As of June 30, 2018, Landstar also had $34,371,000 of additional letters of credit outstanding under the Company’s Credit Agreement.

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

(11)	Change in Accounting Estimate for Self-Insured Claims

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

The following table summarizes the effect of the increase in the cost of insurance claims resulting from unfavorable development of prior year self-insured claims estimates on operating income, net income attributable to Landstar System, Inc. and subsidiary and earnings per share attributable to Landstar System, Inc. and subsidiary amounts in the consolidated statements of income for the twenty-six-week and thirteen-week periods ended June 30, 2018 and July 1, 2017 (in thousands, except per share amounts):

	Twenty Six Weeks Ended		Thirteen Weeks Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Operating income	$8,244	$203	$5,686	$307
Net income attributable to Landstar System, Inc. and subsidiary	6,224	125	4,293	189
Earnings per share attributable to Landstar System, Inc. and subsidiary	$0.15	—	$0.10	—
Diluted earnings per share attributable to Landstar System, Inc. and subsidiary	$0.15	—	$0.10	—

The unfavorable development of prior years’ claims in the thirteen-week period ended June 30, 2018 was primarily attributable to three claims.

(12)	Recent Accounting Pronouncements

Adoption of New Accounting Standards

In May 2014, the FASB issued ASU 2014-09. ASU 2014-09 is a comprehensive revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. The standard requires more detailed disclosures to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. ASU 2014-09 became effective for us December 31, 2017 and permits either a full retrospective or a modified retrospective transition approach. The Company adopted ASU 2014-09 for our transportation services contracts using the modified retrospective method. The adoption of this standard has changed the timing of revenue recognition for most of our transportation business from at delivery to over the transit period as the performance obligation is completed. The Company recognized the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of retained earnings. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. The Company had no material contract assets, contract liabilities or deferred contract costs recorded on the consolidated balance sheets at December 30, 2017 or June 30, 2018. During the twenty six weeks ended June 30, 2018, revenue generated by BCO Independent Contractors, Truck Brokerage Carriers and railroads represented approximately 45%, 49% and 3%, respectively, of the Company’s consolidated revenue. Collectively, revenue generated by air and ocean cargo carriers represented approximately 2% of the Company’s consolidated revenue in the twenty-six-week period ended June 30, 2018. Included in truck transportation revenue generated by BCO Independent Contractors and Truck Brokerage Carriers during the twenty-six-week period ended June 30, 2018 was $1,369,476,000 hauled via van equipment, $664,045,000 hauled via unsided/platform equipment and $50,948,000 of less-than-truckload. As of June 30, 2018, the Company had no material remaining performance obligations. The Company does not expect the adoption of the new standard to have a material impact on its net income in future periods.

The cumulative effect of the changes made to our consolidated December 31, 2017 balance sheet for the adoption of ASU 2014-09 was as follows (in thousands):

	Balance at December 30, 2017	Adjustments Due to ASU 2014-09	Balance at December 31, 2017
Balance Sheet
Assets
Trade accounts receivable, net	$631,164	$9,879	$641,043
Other current assets	14,394	(469)	13,925

Liabilities
Accounts payable	285,132	8,637	293,769

Equity
Retained earnings	1,611,158	773	1,611,931

In accordance with the new revenue standard requirements, the impact of adoption on our consolidated income statement and balance sheet was as follows (in thousands):

	For the twenty six weeks ended June 30, 2018
	As Reported	Balances Without Adoption of ASU 2014-09	Effect of Change Higher/(Lower)
Income statement
Revenues
Transportation	$2,205,561	$2,201,260	$4,301
Insurance	25,151	25,151	—

Costs and expenses
Purchased transportation	1,727,237	1,723,814	3,423
Commissions to agents	176,524	176,222	302
Income taxes	36,975	36,834	141
Net income attributable to Landstar System, Inc. and subsidiary	120,040	119,605	435

	June 30, 2018
	As Reported	Balances Without Adoption of ASU 2014-09	Effect of Change Higher/(Lower)
Balance Sheet
Assets
Trade accounts receivable, net	$688,961	$674,781	$14,180
Other current assets	29,553	30,163	(610)

Liabilities
Accounts payable	311,768	299,406	12,362

Equity
Retained earnings	1,719,475	1,718,267	1,208

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

The transportation logistics segment provides a wide range of integrated transportation management solutions. Transportation services offered by the Company include truckload and less-than-truckload transportation, rail intermodal, air cargo, ocean cargo, expedited ground and air delivery of time-critical freight, heavy-haul/specialized, U.S.-Canada and U.S.-Mexico cross-border, intra-Mexico, intra-Canada, project cargo and customs brokerage. Examples of the industries serviced by the transportation logistics segment include automotive products, building products, metals, chemicals, foodstuffs, heavy machinery, retail, electronics and military equipment. In addition, the transportation logistics segment provides transportation services to other transportation companies, including third party logistics and less-than-truckload service providers. Each of the independent commission sales agents has the opportunity to market all of the services provided by the transportation logistics segment. Billings for freight transportation services are typically charged to customers on a per shipment basis for the physical transportation of freight and are referred to as transportation revenue. During the twenty six weeks ended June 30, 2018, revenue generated by BCO Independent Contractors, Truck Brokerage Carriers and railroads represented approximately 45%, 49% and 3%, respectively, of the Company’s consolidated revenue. Collectively, revenue generated by air and ocean cargo carriers represented approximately 2% of the Company’s consolidated revenue in the twenty-six-week period ended June 30, 2018.

During 2017, the Company incorporated Landstar Metro, S.A.P.I. de C.V., a transportation logistics company (“Landstar Metro”), and Landstar Metro Servicios S.A.P.I. de C.V., a services company (“Landstar Servicios”), each based in Mexico City, Mexico. On September 20, 2017, Landstar Metro acquired substantially all of the assets of the asset-light transportation logistics business of a Mexican transportation logistics company. In connection with the acquisition, individuals affiliated with the seller subscribed in the aggregate for a 30% equity interest in each of Landstar Metro and Landstar Servicios. Landstar Metro provides freight and logistics services within the country of Mexico and in conjunction with Landstar’s U.S./Mexico cross-border services. Landstar Servicios provides various administrative, financial, operational, safety and compliance services to Landstar Metro. The results of operations from Landstar Metro and Landstar Servicios are presented as part of the Company’s transportation logistics segment. Revenue from Landstar Metro represented less than 1% of the Company’s transportation logistics segment revenue in the twenty-six-week period ended June 30, 2018.

The insurance segment is comprised of Signature Insurance Company, a wholly owned offshore insurance subsidiary (“Signature”), and Risk Management Claim Services, Inc. The insurance segment provides risk and claims management services to certain of Landstar’s operating subsidiaries. In addition, it reinsures certain risks of the Company’s BCO Independent Contractors and provides certain property and casualty insurance directly to certain of Landstar’s operating subsidiaries. Revenue at the insurance segment represents reinsurance premiums from third party insurance companies that provide insurance programs to BCO Independent Contractors where all or a portion of the risk is ultimately borne by Signature. Revenue at the insurance segment represented approximately 1% of the Company’s consolidated revenue for the twenty-six-week period ended June 30, 2018.

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

	Twenty Six Weeks Ended		Thirteen Weeks Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Revenue generated through (in thousands):
Truck transportation
Truckload:
Van equipment	$1,369,476	$978,918	$713,341	$509,135
Unsided/platform equipment	664,045	520,658	364,676	283,481
Less-than-truckload	50,948	42,799	27,364	22,942

Total truck transportation	2,084,469	1,542,375	1,105,381	815,558
Rail intermodal	61,587	44,357	32,295	21,515
Ocean and air cargo carriers	51,506	41,185	28,029	21,595
Other (1)	33,150	23,425	17,081	11,766

	$2,230,712	$1,651,342	$1,182,786	$870,434

Revenue on loads hauled via BCO Independent Contractors included in total truck transportation	$998,953	$776,085	$527,803	$411,177

Number of loads:
Truck transportation
Truckload:
Van equipment	691,866	613,565	354,947	315,499
Unsided/platform equipment	255,334	236,427	135,543	125,242
Less-than-truckload	70,670	64,508	37,250	34,589

Total truck transportation	1,017,870	914,500	527,740	475,330
Rail intermodal	26,840	20,960	13,560	10,310
Ocean and air cargo carriers	13,030	11,940	6,700	6,210

	1,057,740	947,400	548,000	491,850

Loads hauled via BCO Independent Contractors included in total truck transportation	480,890	453,860	247,710	235,630

Revenue per load:
Truck transportation
Truckload:
Van equipment	$1,979	$1,595	$2,010	$1,614
Unsided/platform equipment	2,601	2,202	2,690	2,263
Less-than-truckload	721	663	735	663
Total truck transportation	2,048	1,687	2,095	1,716
Rail intermodal	2,295	2,116	2,382	2,087
Ocean and air cargo carriers	3,953	3,449	4,183	3,477
Revenue per load on loads hauled via BCO Independent Contractors	$2,077	$1,710	$2,131	$1,745

Revenue by capacity type (as a % of total revenue):
Truck capacity providers:
BCO Independent Contractors	45%	47%	45%	47%
Truck Brokerage Carriers	49%	46%	49%	46%
Rail intermodal	3%	3%	3%	2%
Ocean and air cargo carriers	2%	2%	2%	2%
Other	1%	1%	1%	1%

(1)

Includes primarily reinsurance premium revenue generated by the insurance segment and, during the 2018 fiscal year and quarter, intra-Mexico transportation services revenue generated by Landstar Metro.

Also critical to the Company’s success is its ability to secure capacity, particularly truck capacity, at rates that allow the Company to profitably transport customers’ freight. The following table summarizes the number of available truck capacity providers on the dates indicated:

	June 30, 2018	July 1, 2017
BCO Independent Contractors	9,501	8,818
Truck Brokerage Carriers:
Approved and active (1)	37,045	31,636
Other approved	15,406	15,381

	52,451	47,017

Total available truck capacity providers	61,952	55,835

Trucks provided by BCO Independent Contractors	10,155	9,404

(1)	Active refers to Truck Brokerage Carriers who moved at least one load in the 180 days immediately preceding the fiscal quarter end.

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

In general, gross profit margin on revenue generated by BCO Independent Contractors represents a fixed percentage of revenue due to the nature of the contracts that pay a fixed percentage of revenue to both the BCO Independent Contractors and independent commission sales agents. For revenue generated by Truck Brokerage Carriers, gross profit margin is either fixed or variable as a percent of revenue, depending on the contract with each individual independent commission sales agent. Under certain contracts with independent commission sales agents, the Company retains a fixed percentage of revenue and the agent retains the amount remaining less the cost of purchased transportation (the “retention contracts”). Gross profit margin on revenue generated by railroads, air cargo carriers, ocean cargo carriers and Truck Brokerage Carriers, other than those under retention contracts, is variable in nature as the Company’s contracts with independent commission sales agents provide commissions to agents at a contractually agreed upon percentage of net revenue for these type of loads. Approximately 52% of the Company’s consolidated revenue in the twenty-six-week period ended June 30, 2018 was generated under contracts that have a fixed gross profit margin while 48% was under contracts that have a variable gross profit margin.

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

With respect to insurance and claims cost, potential liability associated with accidents in the trucking industry is severe and occurrences are unpredictable. For commercial trucking claims, Landstar retains liability up to $5,000,000 per occurrence. In addition, for commercial trucking claims exceeding its $5,000,000 per occurrence self-insured retention, the Company retains liability up to an additional $700,000 in the aggregate on any claims incurred on or after May 1, 2016 through April 30, 2017, up to an additional $500,000 in the aggregate on any claims incurred on or after May 1, 2017 through April 30, 2018 and up to an additional $350,000 in the aggregate on any claims incurred on or after May 1, 2018 through April 30, 2019. The Company also retains liability of up to $1,000,000 for each general liability claim, up to $250,000 for each workers’ compensation claim and up to $250,000 for each cargo claim. The Company’s exposure to liability associated with accidents incurred by Truck Brokerage Carriers, railroads and air and ocean cargo carriers who transport freight on behalf of the Company is reduced by various factors including the extent to which such carriers maintain their own insurance coverage. A material increase in the frequency or severity of accidents, cargo claims or workers’ compensation claims or the material unfavorable development of existing claims could have a material adverse effect on Landstar’s cost of insurance and claims and its results of operations.

During the twenty-six-week period ended June 30, 2018, employee compensation and benefits accounted for approximately seventy percent of the Company’s selling, general and administrative costs.

Depreciation and amortization primarily relate to depreciation of trailing equipment and information technology hardware and software.

The following table sets forth the percentage relationship of purchased transportation and commissions to agents, both being direct costs, to revenue and indirect costs as a percentage of gross profit for the periods indicated:

	Twenty Six Weeks Ended		Thirteen Weeks Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Revenue	100.0%	100.0%	100.0%	100.0%
Purchased transportation	77.4	76.5	77.5	76.7
Commissions to agents	7.9	8.1	8.0	8.1

Gross profit margin	14.7%	15.4%	14.5%	15.2%

Gross profit	100.0%	100.0%	100.0%	100.0%
Investment income	0.5	0.4	0.5	0.5
Indirect costs and expenses:
Other operating costs, net of gains on asset sales/dispositions	4.7	5.7	4.4	5.7
Insurance and claims	11.9	11.2	12.6	10.5
Selling, general and administrative	28.8	31.2	28.6	30.8
Depreciation and amortization	6.7	7.8	6.3	7.5

Total costs and expenses	52.0	55.8	51.9	54.4

Operating margin	48.5%	44.6%	48.7%	46.0%

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

TWENTY SIX WEEKS ENDED JUNE 30, 2018 COMPARED TO TWENTY SIX WEEKS ENDED JULY 1, 2017

Revenue for the 2018 twenty-six-week period was $2,230,712,000, an increase of $579,370,000, or 35%, compared to the 2017 twenty-six-week period. Transportation revenue increased $577,406,000, or 35%. The increase in transportation revenue was attributable to an increased number of loads hauled of approximately 12% and an increased revenue per load of approximately 21%. Reinsurance premiums were $25,151,000 and $23,187,000 for the 2018 and 2017 twenty-six-week periods, respectively. The increase in revenue from reinsurance premiums was primarily attributable to the increase in the average number of trucks provided by BCO Independent Contractors in the 2018 twenty-six-week period compared to the 2017 twenty-six-week period.

Truck transportation revenue generated by BCO Independent Contractors and Truck Brokerage Carriers (together, the “third party truck capacity providers”) for the 2018 twenty-six-week period was $2,084,469,000, representing 93% of total revenue, an increase of $542,094,000, or 35%, compared to the 2017 twenty-six-week period. The number of loads hauled by third party truck capacity providers increased approximately 11% in the 2018 twenty-six-week period compared to the 2017 twenty-six-week period, and revenue per load on loads hauled by third party truck capacity providers increased approximately 21% compared to the 2017 twenty-six-week period. The increase in the number of loads hauled via truck compared to the 2017 twenty-six-week period was due to a broad-based increase in demand across many customers and industries for Landstar’s various truck service offerings. The increase in revenue per load on loads hauled via truck was due to a tighter freight environment experienced during the 2018 twenty-six-week period, which resulted in less readily available truck capacity as compared to the 2017 twenty-six-week period, and the impact of higher diesel fuel costs on loads hauled via Truck Brokerage Carriers. Revenue per load on loads hauled via van equipment increased 24%, revenue per load on loads hauled via unsided/platform equipment increased 18% and revenue per load on less-than-truckload loadings increased 9% as compared to the 2017 twenty-six-week period. Fuel surcharges billed to customers on revenue generated by BCO Independent Contractors are excluded from revenue. Fuel surcharges on Truck Brokerage Carrier revenue identified separately in billings to customers and included as a component of Truck Brokerage Carrier revenue were $46,902,000 and $30,308,000 in the 2018 and 2017 twenty-six-week periods, respectively. It should be noted that many customers of truck brokerage services require a single all-in rate that does not separately identify fuel surcharges. Accordingly, the overall impact of changes in fuel prices on revenue and revenue per load on loads hauled via truck is likely to be greater than that indicated.

Transportation revenue generated by rail intermodal, air cargo and ocean cargo carriers (collectively, the “multimode capacity providers”) for the 2018 twenty-six-week period was $113,093,000, or 5% of total revenue, an increase of $27,551,000, or 32%, compared to the 2017 twenty-six-week period. The number of loads hauled by multimode capacity providers increased approximately 21% in the 2018 twenty-six-week period compared to the 2017 twenty-six-week period, and revenue per load on revenue generated by multimode capacity providers increased approximately 9% over the same period. The increase in the number of loads hauled by multimode capacity providers was primarily due to a 28% increase in rail intermodal loads and a 15% increase in ocean loads. The increase in both rail intermodal and ocean loads was broad-based across many customers. Revenue per load on loads hauled by multimode capacity providers increased for all modes, primarily due to strong U.S. and global economies. Also, revenue per load on revenue generated by multimode capacity providers is influenced by many factors, including revenue mix among the various modes of transportation used, length of haul, complexity of freight, density of freight lanes, fuel costs and availability of capacity.

Purchased transportation was 77.4% and 76.5% of revenue in the 2018 and 2017 twenty-six-week periods, respectively. The increase in purchased transportation as a percentage of revenue was primarily due to a decrease in the percentage of revenue contributed by BCO Independent Contractors, which typically has a lower rate of purchased transportation than revenue generated by Truck Brokerage Carriers, and an increased rate of purchased transportation paid to Truck Brokerage Carriers. Commissions to agents were 7.9% and 8.1% of revenue in the 2018 and 2017 twenty-six-week periods, respectively. The decrease in commissions to agents as a percentage of revenue was primarily attributable to a decreased net revenue margin on revenue generated by Truck Brokerage Carriers.

Investment income was $1,752,000 and $1,022,000 in the 2018 and 2017 twenty-six-week periods, respectively. The increase in investment income was primarily due to higher average rates of return on investments in the 2018 twenty-six-week period and a higher average investment balance held by the insurance segment in the 2018 twenty-six-week period.

Other operating costs increased $810,000 in the 2018 twenty-six-week period compared to the 2017 twenty-six-week period and represented 4.7% of gross profit in the 2018 period compared to 5.7% of gross profit in the 2017 period. The increase in other operating costs compared to the prior year was primarily due to increased trailing equipment maintenance costs and an increased provision for contractor bad debt, partially offset by increased gains on sales of used trailing equipment. The decrease in other operating costs as a percentage of gross profit was caused by the effect of increased gross profit, partially offset by the increase in other operating costs.

Insurance and claims increased $10,493,000 in the 2018 twenty-six-week period compared to the 2017 twenty-six-week period and represented 11.9% of gross profit in the 2018 period compared to 11.2% of gross profit in the 2017 period. The increase in insurance and claims expense compared to prior year was primarily due to increased net unfavorable development of prior years’ claims and increased severity of current year claims in the 2018 period. Net unfavorable development of prior years’ claims was $8,244,000 and $203,000 in the 2018 and 2017 twenty-six-week periods, respectively. The increase in insurance and claims as a percent of gross profit was caused by the increase in insurance and claims costs, partially offset by the effect of increased gross profit.

Selling, general and administrative costs increased $15,065,000 in the 2018 twenty-six-week period compared to the 2017 twenty-six-week period and represented 28.8% of gross profit in the 2018 period compared to 31.2% of gross profit in the 2017 period. The increase in selling, general and administrative costs compared to prior year was attributable to increased stock-based compensation expense, an increased provision for incentive compensation and increased wages. Included in selling, general and administrative costs is stock-based compensation expense of $8,102,000 and $2,237,000 for the 2018 and 2017 twenty-six-week periods, respectively, and incentive compensation expense of $9,482,000 and $6,786,000 for the 2018 and 2017 twenty-six-week periods, respectively. The decrease in selling, general and administrative costs as a percent of gross profit was due primarily to the effect of increased gross profit, partially offset by the increase in selling, general and administrative costs.

Depreciation and amortization increased $1,935,000 in the 2018 twenty-six-week period compared to the 2017 twenty-six-week period and represented 6.7% of gross profit in the 2018 period compared to 7.8% of gross profit in the 2017 period. The increase in depreciation and amortization expenses was due to an increased number of owned trailers in response to increased customer demand for the Company’s drop and hook services and increased depreciation on information technology assets placed in service during the second half of fiscal year 2017. The decrease in depreciation and amortization as a percentage of gross profit was primarily due to the effect of increased gross profit, partially offset by the increased depreciation costs.

Interest and debt expense in the 2018 twenty-six-week period decreased $263,000 compared to the 2017 twenty-six-week period. The decrease in interest and debt expense was primarily attributable to increased interest income earned on cash balances held by the transportation logistics segment.

The Tax Reform Act permanently reduced the U.S. corporate income tax rate from a maximum of 35% to a flat 21% rate, effective January 1, 2018. The provisions for income taxes for the 2018 and 2017 twenty-six-week periods were based on estimated annual effective income tax rates of 24.5% and 38.2%, respectively, adjusted for discrete events, such as benefits resulting from stock-based awards. The effective income tax rates for the 2018 and 2017 twenty-six-week periods were 23.6% and 37.3%, respectively. The increase in the effective tax rate as compared to the statutory federal income tax rate for the 2018 twenty-six-week period was primarily attributable to state taxes, the elimination of the performance-based compensation exception under Section 162(m) included in the Tax Reform Act and the meals and entertainment exclusion. The increase in the effective tax rate as compared to the statutory federal income tax rate for the 2017 twenty-six-week period was primarily attributable to state taxes, the meals and entertainment exclusion and non-deductible stock-based compensation. The effective income tax rate in the 2018 twenty-six-week period of 23.6% was lower than the 24.5% estimated annual effective income tax rate primarily due to excess tax benefits recognized on stock-based compensation arrangements in the 2018 period. The effective income tax rate in the 2017 twenty-six-week period of 37.3% was less than the 38.2% estimated annual effective income tax rate primarily due to excess tax benefits recognized on stock-based compensation arrangements and disqualifying dispositions of the Company’s common stock by employees who obtained the stock through the exercises of incentive stock options in the 2017 period.

The net loss attributable to noncontrolling interest of $75,000 in the 2018 twenty-six-week period represents the noncontrolling investors’ 30% share of the net loss incurred by Landstar Metro and Landstar Servicios.

Net income attributable to the Company was $120,040,000, or $2.88 per common share ($2.87 per diluted share), in the 2018 twenty-six-week period. Net income attributable to the Company was $69,893,000, or $1.67 per common share ($1.66 per diluted share), in the 2017 twenty-six-week period. Net income attributable to the Company was favorably impacted by the enactment of the Tax Reform Act by approximately $21,501,000, or $0.52 per common share ($0.51 per diluted share), in the 2018 twenty-six-week period, as a result of the permanent reduction of the U.S. corporate income tax rate from a maximum of 35% to a flat 21%.

THIRTEEN WEEKS ENDED JUNE 30, 2018 COMPARED TO THIRTEEN WEEKS ENDED JULY 1, 2017

Revenue for the 2018 thirteen-week period was $1,182,786,000, an increase of $312,352,000, or 36%, compared to the 2017 thirteen-week period. Transportation revenue increased $311,114,000, or 36%. The increase in transportation revenue was attributable to an increased number of loads hauled of approximately 11% and an increased revenue per load of approximately 22%. Reinsurance premiums were $12,865,000 and $11,627,000 for the 2018 and 2017 thirteen-week periods, respectively. The increase in revenue from reinsurance premiums was primarily attributable to the increase in the average number of trucks provided by BCO Independent Contractors in the 2018 thirteen-week period compared to the 2017 thirteen-week period.

Truck transportation revenue generated by third party truck capacity providers for the 2018 thirteen-week period was $1,105,381,000, representing 93% of total revenue, an increase of $289,823,000, or 36%, compared to the 2017 thirteen-week period. The number of loads hauled by third party truck capacity providers increased approximately 11% in the 2018 thirteen-week period compared to the 2017 thirteen-week period, and revenue per load on loads hauled by third party truck capacity providers increased approximately 22% compared to the 2017 thirteen-week period. The increase in the number of loads hauled via truck compared to the 2017 thirteen-week period was due to a broad-based increase in demand across many customers and industries for Landstar’s various truck service offerings. The increase in revenue per load on loads hauled via truck was due to a tighter freight environment experienced during the 2018 thirteen-week period, which resulted in less readily available truck capacity as compared to the 2017 thirteen-week period, and the impact of higher diesel fuel costs on loads hauled via Truck Brokerage Carriers. Revenue per load on loads hauled via van equipment increased 25%, revenue per load on loads hauled via unsided/platform equipment increased 19% and revenue per load on less-than-truckload loadings increased 11% as compared to the 2017 thirteen-week period. Fuel surcharges billed to customers on revenue generated by BCO Independent Contractors are excluded from revenue. Fuel surcharges on Truck Brokerage Carrier revenue identified separately in billings to customers and included as a component of Truck Brokerage Carrier revenue were $24,657,000 and $15,246,000 in the 2018 and 2017 thirteen-week periods, respectively.

Transportation revenue generated by multimode capacity providers for the 2018 thirteen-week period was $60,324,000, or 5% of total revenue, an increase of $17,214,000, or 40%, compared to the 2017 thirteen-week period. The number of loads hauled by multimode capacity providers increased approximately 23% in the 2018 thirteen-week period compared to the 2017 thirteen-week period, and revenue per load on revenue generated by multimode capacity providers increased approximately 14% over the same period. The increase in the number of loads hauled by multimode capacity providers was primarily due to a 32% increase in rail intermodal loads and a 10% increase in ocean loads. The 32% increase in rail intermodal loads was broad-based across many customers while the 10% increase in ocean loads was primarily attributable to increased loadings at three specific agencies. Revenue per load on loads hauled by multimode capacity providers increased for all modes, primarily due to strong U.S. and global economies. Also, revenue per load on revenue generated by multimode capacity providers is influenced by many factors, including revenue mix among the various modes of transportation used, length of haul, complexity of freight, density of freight lanes, fuel costs and availability of capacity.

Purchased transportation was 77.5% and 76.7% of revenue in the 2018 and 2017 thirteen-week periods, respectively. The increase in purchased transportation as a percentage of revenue was primarily due to a decrease in the percentage of revenue contributed by BCO Independent Contractors, which typically has a lower rate of purchased transportation than revenue generated by Truck Brokerage Carriers, and an increased rate of purchased transportation paid to Truck Brokerage Carriers. Commissions to agents were 8.0% and 8.1% of revenue in the 2018 and 2017 thirteen-week periods, respectively. The decrease in commissions to agents as a percentage of revenue was primarily attributable to a decreased net revenue margin on revenue generated by Truck Brokerage Carriers.

Investment income was $891,000 and $608,000 in the 2018 and 2017 thirteen-week periods, respectively. The increase in investment income was primarily due to higher average rates of return on investments in the 2018 thirteen-week period and a higher average investment balance held by the insurance segment in the 2018 thirteen-week period.

Other operating costs increased $103,000 in the 2018 thirteen-week period compared to the 2017 thirteen-week period and represented 4.4% of gross profit in the 2018 period compared to 5.7% of gross profit in the 2017 period. The increase in other operating costs compared to the prior year was primarily due to increased trailing equipment maintenance costs, partially offset by a decreased provision for contractor bad debt. The decrease in other operating costs as a percentage of gross profit was caused by the effect of increased gross profit, partially offset by the increase in other operating costs.

Insurance and claims increased $7,646,000 in the 2018 thirteen-week period compared to the 2017 thirteen-week period and represented 12.6% of gross profit in the 2018 period compared to 10.5% of gross profit in the 2017 period. The increase in insurance and claims expense compared to the prior year was primarily due to increased net unfavorable development of prior years’ claims and increased severity of current year claims in the 2018 period. Net unfavorable development of prior years’ claims was $5,686,000 and $307,000 in the 2018 and 2017 thirteen-week periods, respectively. The increase in insurance and claims as a percent of gross profit was caused by the increase in insurance and claims costs, partially offset by the effect of increased gross profit.

Selling, general and administrative costs increased $8,137,000 in the 2018 thirteen-week period compared to the 2017 thirteen-week period and represented 28.6% of gross profit in the 2018 period compared to 30.8% of gross profit in the 2017 period. The increase in selling, general and administrative costs compared to the prior year was attributable to increased stock-based compensation expense, an increased provision for incentive compensation and increased wages and employee benefit costs. Included in selling, general and administrative costs is stock-based compensation expense of $4,392,000 and $1,243,000 for the 2018 and 2017 thirteen-week periods, respectively, and incentive compensation expense of $5,351,000 and $3,914,000 for the 2018 and 2017 thirteen-week periods, respectively. The decrease in selling, general and administrative costs as a percent of gross profit was due primarily to the effect of increased gross profit, partially offset by the increase in selling, general and administrative costs.

Depreciation and amortization increased $872,000 in the 2018 thirteen-week period compared to the 2017 thirteen-week period and represented 6.3% of gross profit in the 2018 period compared to 7.5% of gross profit in the 2017 period. The increase in depreciation and amortization expenses was primarily due to an increased number of owned trailers in response to increased customer demand for the Company’s drop and hook services. The decrease in depreciation and amortization as a percentage of gross profit was primarily due to the effect of increased gross profit, partially offset by the increased depreciation costs.

Interest and debt expense in the 2018 thirteen-week period increased $20,000 compared to the 2017 thirteen-week period.

The provisions for income taxes for the 2018 and 2017 thirteen-week periods were based on estimated annual effective income tax rates of 24.5% and 38.2%, respectively, adjusted for discrete events, such as benefits resulting from stock-based awards. The effective income tax rates for the 2018 and 2017 thirteen-week periods were 24.3% and 37.7%, respectively. The increase in the effective tax rate as compared to the statutory federal income tax rate for the 2018 thirteen-week period was primarily attributable to state taxes, the elimination of the performance-based compensation exception under Section 162(m) included in the Tax Reform Act and the meals and entertainment exclusion. The increase in the effective tax rate as compared to the statutory federal income tax rate for the 2017 thirteen-week period was primarily attributable to state taxes, the meals and entertainment exclusion and non-deductible stock-based compensation. The effective income tax rate in the 2018 thirteen-week period of 24.3% was lower than the 24.5% estimated annual effective income tax rate primarily due to excess tax benefits recognized on stock-based compensation arrangements in the 2018 period. The effective income tax rate in the 2017 thirteen-week period of 37.7% was less than the 38.2% estimated annual effective income tax rate primarily due to excess tax benefits recognized on stock-based compensation arrangements and disqualifying dispositions of the Company’s common stock by employees who obtained the stock through the exercises of incentive stock options in the 2017 period.

The net loss attributable to noncontrolling interest of $31,000 in the 2018 thirteen-week period represents the noncontrolling investors’ 30% share of the net loss incurred by Landstar Metro and Landstar Servicios.

Net income attributable to the Company was $62,523,000, or $1.51 per common share ($1.51 per diluted share), in the 2018 thirteen-week period. Net income attributable to the Company was $37,510,000, or $0.89 per common share ($0.89 per diluted share), in the 2017 thirteen-week period. Net income attributable to the Company was favorably impacted by the enactment of the Tax Reform Act by approximately $11,314,000, or $0.27 per common share ($0.27 per diluted share), in the 2018 thirteen-week period, as a result of the permanent reduction of the U.S. corporate income tax rate from a maximum of 35% to a flat 21%.

CAPITAL RESOURCES AND LIQUIDITY

Working capital and the ratio of current assets to current liabilities were $419,341,000 and 1.8 to 1, respectively, at June 30, 2018, compared with $412,560,000 and 1.8 to 1, respectively, at December 30, 2017. Landstar has historically operated with current ratios within the range of 1.5 to 1 to 2.0 to 1. Cash provided by operating activities was $113,029,000 in the 2018 twenty-six-week period compared with $79,799,000 in the 2017 twenty-six-week period. The increase in cash flow provided by operating activities was primarily attributable to increased net income, partially offset by the timing of collections of trade receivables.

The Company declared and paid $0.30 per share, or $12,496,000 in the aggregate, in cash dividends during the twenty-six-week period ended June 30, 2018 and, during such period, also paid $62,985,000 of dividends payable which were declared during fiscal year 2017 and included in current liabilities in the consolidated balance sheet at December 30, 2017. The Company declared and paid $0.18 per share, or $7,544,000 in the aggregate, in cash dividends during the twenty-six-week period ended July 1, 2017. During the twenty-six-week period ended June 30, 2018, the Company purchased 1,000,000 shares of its common stock at a total cost of $105,488,000. During the twenty-six-week period ended July 1, 2017, the Company did not purchase any shares of its common stock. As of June 30, 2018, the Company may purchase up to an additional 2,000,000 shares of its common stock under its authorized stock purchase programs. Long-term debt, including current maturities, was $103,962,000 at June 30, 2018, $21,151,000 lower than at December 30, 2017.

Equity was $660,933,000, or 86% of total capitalization (defined as long-term debt including current maturities plus equity), at June 30, 2018, compared to $653,877,000, or 84% of total capitalization, at December 30, 2017. The increase in equity was primarily a result of net income, partially offset by purchases of shares of the Company’s common stock and dividends declared by the Company in the 2018 twenty-six-week period.

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

At June 30, 2018, the Company had no borrowings outstanding and $34,371,000 of letters of credit outstanding under the Credit Agreement. At June 30, 2018, there was $215,629,000 available for future borrowings under the Credit Agreement. In addition, the Company has $62,457,000 in letters of credit outstanding as collateral for insurance claims that are secured by investments totaling $69,397,000 at June 30, 2018. Investments, all of which are carried at fair value, include primarily investment-grade bonds having maturities of up to five years. Fair value of investments is based primarily on quoted market prices. See Notes to Consolidated Financial Statements included herein for further discussion on measurement of fair value of investments.

Historically, the Company has generated sufficient operating cash flow to meet its debt service requirements, fund continued growth, both organic and through acquisitions, complete or execute share purchases of its common stock under authorized share purchase programs, pay dividends and meet working capital needs. As an asset-light provider of integrated transportation management solutions, the Company’s annual capital requirements for operating property are generally for trailing equipment and information technology hardware and software. In addition, a significant portion of the trailing equipment used by the Company is provided by third party capacity providers, thereby reducing the Company’s capital requirements. During the 2018 twenty-six-week period, the Company purchased $4,121,000 of operating property. Included in the $4,121,000 of purchases of operating property during the 2018 twenty-six-week period was $2,162,000 related to the completion of its Laredo, Texas facility for which the Company accrued a corresponding liability in accounts payable as of December 30, 2017. Landstar anticipates acquiring either by purchase or lease financing during the remainder of fiscal year 2018 approximately $54,000,000 in operating property, consisting primarily of new trailing equipment to replace older trailing equipment and information technology equipment.

On September 20, 2017, the Company completed the Mexican Asset Acquisition, as described in footnote 2 to our unaudited consolidated financial statements. In connection with the Mexican Asset Acquisition, the Company assumed approximately $2,200,000 in liabilities consisting of additional contingent purchase price and associated indirect taxes, of which approximately $700,000 remained outstanding at June 30, 2018. As it relates to the non-controlling interests of Landstar Metro and Landstar Servicios, the Company has the option to purchase, and the minority equityholders have the option to sell, during the period commencing on the third anniversary of September 20, 2017, the closing date of the subscription by the minority equityholders (the “Closing Date”), and at any time after the fourth anniversary of the Closing Date, at fair value all but not less than all of the noncontrolling interests in Landstar Metro and Landstar Servicios. The noncontrolling interests are also subject to customary restrictions on transfer, including a right of first refusal in favor of the Company.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The allowance for doubtful accounts for both trade and other receivables represents management’s estimate of the amount of outstanding receivables that will not be collected. Historically, management’s estimates for uncollectible receivables have been materially correct. Although management believes the amount of the allowance for both trade and other receivables at June 30, 2018 is appropriate, a prolonged period of low or no economic growth may adversely affect the collection of these receivables. In addition, liquidity concerns and/or unanticipated bankruptcy proceedings at any of the Company’s larger customers in which the Company is carrying a significant receivable could result in an increase in the provision for uncollectible receivables and have a significant impact on the Company’s results of operations in a given quarter or year. However, it is not expected that an uncollectible accounts receivable resulting from an individual customer would have a significant impact on the Company’s financial condition. Conversely, a more robust economic environment or the recovery of a previously provided for uncollectible receivable from an individual customer may result in the realization of some portion of the estimated uncollectible receivables.

Landstar provides for the estimated costs of self-insured claims primarily on an actuarial basis. The amount recorded for the estimated liability for claims incurred is based upon the facts and circumstances known on the applicable balance sheet date. The ultimate resolution of these claims may be for an amount greater or less than the amount estimated by management. The Company continually revises its existing claim estimates as new or revised information becomes available on the status of each claim. Historically, the Company has experienced both favorable and unfavorable development of prior years’ claims estimates. During the 2018 and 2017 twenty-six-week periods, insurance and claims costs included $8,244,000 and $203,000 of net unfavorable adjustments to prior years’ claims estimates, respectively. The unfavorable development of prior years’ claims in the 2018 twenty-six week period was primarily attributable to three claims. It is reasonably likely that the ultimate outcome of settling all outstanding claims will be more or less than the estimated claims reserve at June 30, 2018.

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

Depending upon the specific type of borrowing, borrowings under the Credit Agreement bear interest based on either (a) the prime rate, (b) the Federal Reserve Bank of New York rate plus 0.5% or (c) the London Interbank Offered Rate, plus 1.25%. As of June 30, 2018 and during the entire 2018 second quarter, the Company had no borrowings outstanding under the Credit Agreement.

Long-term investments, all of which are available-for-sale and are carried at fair value, include primarily investment-grade bonds having maturities of up to five years. Assuming that the long-term portion of investments remains at $70,588,000, the balance at June 30, 2018, a hypothetical increase or decrease in interest rates of 100 basis points would not have a material impact on future earnings on an annualized basis. Short-term investments consist of short-term investment-grade instruments and the current maturities of investment-grade corporate bonds. Accordingly, any future interest rate risk on these short-term investments would not be material to the Company’s operating results.

Assets and liabilities of the Company’s Canadian and Mexican operations are translated from their functional currency to U.S. dollars using exchange rates in effect at the balance sheet date and revenue and expense accounts are translated at average monthly exchange rates during the period. Adjustments resulting from the translation process are included in accumulated other comprehensive income. Transactional gains and losses arising from receivable and payable balances, including intercompany balances, in the normal course of business that are denominated in a currency other than the functional currency of the operation are recorded in the statements of income when they occur. The assets held at the Company’s Canadian and Mexican subsidiaries at June 30, 2018 were, as translated to U.S. dollars, approximately 3% of total consolidated assets. Accordingly, any translation gain or loss related to the Canadian and Mexican operations would not be material.

Item 4.	Controls and Procedures

As of the end of the period covered by this quarterly report on Form 10-Q, an evaluation was carried out, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended). Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2018 to provide reasonable assurance that information required to be disclosed by the Company in reports that it filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There were no significant changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Purchases of Equity Securities by the Company

The following table provides information regarding the Company’s purchase of its common stock during the period from April 1, 2018 to June 30, 2018, the Company’s second fiscal quarter:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares That May Yet Be Purchased Under the Programs
March 31, 2018				2,985,646
April 1, 2018 – April 28, 2018	9,400	$105.05	9,400	2,976,246
April 29, 2018 – May 26, 2018	976,246	105.50	976,246	2,000,000
May 27, 2018 – June 30, 2018	—	—	—	2,000,000

Total	985,646	$105.50	985,646

On May 19, 2015, the Landstar System, Inc. Board of Directors authorized the Company to increase the number of shares of the Company’s common stock that the Company is authorized to purchase from time to time in the open market and in privately negotiated transactions under a previously announced purchase program to 3,000,000 shares. On December 11, 2017, the Landstar System, Inc. Board of Directors authorized the Company to purchase up to an additional 1,963,875 shares of the Company’s common stock from time to time in the open market and in privately negotiated transactions. As of June 30, 2018, the Company has authorization to purchase up to 2,000,000 shares of its common stock under these programs. No specific expiration date has been assigned to either the May 19, 2015 or December 11, 2017 authorizations.

Dividends

During the twenty-six-week period ended June 30, 2018, Landstar paid dividends as follows:

Dividend Amount per Share	Declaration Date	Record Date	Payment Date
$1.50	December 11, 2017	January 12, 2018	January 26, 2018
$0.15	January 30, 2018	February 19, 2018	March 16, 2018
$0.15	April 24, 2018	May 10, 2018	June 1, 2018

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

LANDSTAR SYSTEM, INC.

Date: August 3, 2018	/s/ James B. Gattoni
James B. Gattoni
President and
Chief Executive Officer

Date: August 3, 2018	/s/ L. Kevin Stout
L. Kevin Stout
Vice President and Chief
Financial Officer