Form 10-Q
period 2018-09-29
LANDSTAR SYSTEM INC
filed 2018-11-02
CIK 853816

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2018

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

Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files):

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

Yes  ☐     No  ☒

The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of the close of business on October 22, 2018 was 41,114,477.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The interim consolidated financial statements contained herein reflect all adjustments (all of a normal, recurring nature) which, in the opinion of management, are necessary for a fair statement of the financial condition, results of operations, cash flows and changes in equity for the periods presented. They have been prepared in accordance with Rule 10-01 of Regulation S-X and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the thirty nine weeks ended September 29, 2018 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 29, 2018.

These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s 2017 Annual Report on Form 10-K.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

(Unaudited)

	September 29, 2018	December 30, 2017
ASSETS
Current Assets
Cash and cash equivalents	$213,974	$242,416
Short-term investments	40,203	48,928
Trade accounts receivable, less allowance of $6,173 and $6,131	702,183	631,164
Other receivables, including advances to independent contractors, less allowance of $6,188 and $6,012	18,586	24,301
Other current assets	24,191	14,394

Total current assets	999,137	961,203

Operating property, less accumulated depreciation and amortization of $241,321 and $218,700	268,011	276,011
Goodwill	38,560	39,065
Other assets	85,004	76,181

Total assets	$1,390,712	$1,352,460

LIABILITIES AND EQUITY
Current Liabilities
Cash overdraft	$39,759	$42,242
Accounts payable	313,728	285,132
Current maturities of long-term debt	40,960	42,051
Insurance claims	43,268	38,919
Dividends payable	—	62,985
Accrued compensation	23,908	30,103
Other current liabilities	53,553	47,211

Total current liabilities	515,176	548,643

Long-term debt, excluding current maturities	72,887	83,062
Insurance claims	30,775	30,141
Deferred income taxes and other noncurrent liabilities	45,664	36,737
Equity
Landstar System, Inc. and subsidiary shareholders’ equity
Common stock, $0.01 par value, authorized 160,000,000 shares, issued 67,869,378 and 67,740,380 shares	679	677
Additional paid-in capital	221,563	209,599
Retained earnings	1,779,680	1,611,158
Cost of 26,755,001 and 25,749,493 shares of common stock in treasury	(1,273,512)	(1,167,600)
Accumulated other comprehensive loss	(4,569)	(3,162)

Total Landstar System, Inc. and subsidiary shareholders’ equity	723,841	650,672
Noncontrolling interest	2,369	3,205

Total equity	726,210	653,877

Total liabilities and equity	$1,390,712	$1,352,460

See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share amounts)

(Unaudited)

	Thirty Nine Weeks Ended		Thirteen Weeks Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Revenue	$3,432,793	$2,594,772	$1,202,081	$943,430
Investment income	2,754	1,733	1,002	711
Costs and expenses:
Purchased transportation	2,658,710	1,989,938	931,473	726,827
Commissions to agents	275,828	210,678	99,304	76,598
Other operating costs, net of gains on asset sales/dispositions	24,176	22,497	8,966	8,097
Insurance and claims	57,718	46,333	18,819	17,927
Selling, general and administrative	140,948	123,179	46,699	43,995
Depreciation and amortization	32,520	29,961	10,754	10,130

Total costs and expenses	3,189,900	2,422,586	1,116,015	883,574

Operating income	245,647	173,919	87,068	60,567
Interest and debt expense	2,455	2,559	816	657

Income before income taxes	243,192	171,360	86,252	59,910
Income taxes	56,279	59,047	19,304	17,490

Net income	186,913	112,313	66,948	42,420
Less: Net loss attributable to noncontrolling interest	(112)	(23)	(37)	(23)

Net income attributable to Landstar System, Inc. and subsidiary	$187,025	$112,336	$66,985	$42,443

Earnings per common share attributable to Landstar System, Inc. and subsidiary	$4.50	$2.68	$1.63	$1.01

Diluted earnings per share attributable to Landstar System, Inc. and subsidiary	$4.50	$2.67	$1.63	$1.01

Average number of shares outstanding:
Earnings per common share	41,530,000	41,924,000	41,101,000	41,957,000

Diluted earnings per share	41,576,000	42,013,000	41,137,000	42,028,000

Dividends per common share	$0.465	$0.280	$0.165	$0.100

See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

(Unaudited)

	Thirty Nine Weeks Ended		Thirteen Weeks Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Net income attributable to Landstar System, Inc. and subsidiary	$187,025	$112,336	$66,985	$42,443
Other comprehensive (loss) income:
Unrealized holding (losses) gains on available-for-sale investments, net of tax (benefit) expense of ($231), $136, $2 and $47	(876)	251	7	86
Foreign currency translation (losses) gains	(531)	1,130	708	545

Other comprehensive (loss) income	(1,407)	1,381	715	631

Comprehensive income attributable to Landstar System, Inc. and subsidiary	$185,618	$113,717	$67,700	$43,074

See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Thirty Nine Weeks Ended
	September 29, 2018	September 30, 2017
OPERATING ACTIVITIES
Net income	$186,913	$112,313
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of operating property and intangible assets	32,520	29,961
Non-cash interest charges	190	189
Provisions for losses on trade and other accounts receivable	5,360	5,643
Gains on sales/disposals of operating property	(1,025)	(900)
Deferred income taxes, net	7,459	(708)
Stock-based compensation	13,003	3,660
Changes in operating assets and liabilities:
Increase in trade and other accounts receivable	(60,785)	(89,504)
Increase in other assets	(9,779)	(8,671)
Increase in accounts payable	22,121	53,290
Increase in other liabilities	3,245	12,980
Increase in insurance claims	4,983	14,011

NET CASH PROVIDED BY OPERATING ACTIVITIES	204,205	132,264

INVESTING ACTIVITIES
Sales and maturities of investments	34,259	42,917
Purchases of investments	(36,296)	(44,423)
Purchases of operating property	(7,325)	(8,800)
Proceeds from sales of operating property	3,542	3,594
Consideration paid for acquisitions	—	(8,199)

NET CASH USED BY INVESTING ACTIVITIES	(5,820)	(14,911)

FINANCING ACTIVITIES
Decrease in cash overdraft	(2,483)	(2,398)
Dividends paid	(82,261)	(11,739)
Proceeds from exercises of stock options	1,397	2,531
Taxes paid in lieu of shares issued related to stock-based compensation plans	(3,936)	(371)
Purchases of common stock	(105,488)	—
Principal payments on capital lease obligations	(32,663)	(35,662)
Payment of contingent consideration	(985)	—

NET CASH USED BY FINANCING ACTIVITIES	(226,419)	(47,639)

Effect of exchange rate changes on cash and cash equivalents	(408)	1,130

(Decrease) increase in cash and cash equivalents	(28,442)	70,844
Cash and cash equivalents at beginning of period	242,416	178,897

Cash and cash equivalents at end of period	$213,974	$249,741

See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

Thirty Nine Weeks Ended September 29, 2018

(Dollars in thousands)

(Unaudited)

	Landstar System, Inc. and Subsidiary Shareholders
	Common Stock		Additional Paid-In	Retained	Treasury Stock at Cost		Accumulated Other Comprehensive	Non- controlling
	Shares	Amount	Capital	Earnings	Shares	Amount	Loss	Interests	Total
Balance December 30, 2017	67,740,380	$677	$209,599	$1,611,158	25,749,493	$(1,167,600)	$(3,162)	$3,205	$653,877
Adoption of accounting standards (Note 12)				773					773
Net income (loss)				187,025				(112)	186,913
Dividends ($0.465 per share)				(19,276)					(19,276)
Purchases of common stock					1,000,000	(105,488)			(105,488)
Transaction with noncontrolling interests			1,078					(1,078)	—
Issuance of stock related to stock-based compensation plans	128,998	2	(2,117)		5,508	(424)			(2,539)
Stock-based compensation			13,003						13,003
Other comprehensive (loss) income							(1,407)	354	(1,053)

Balance September 29, 2018	67,869,378	$679	$221,563	$1,779,680	26,755,001	$(1,273,512)	$(4,569)	$2,369	$726,210

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

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2014-09—Revenue from Contracts with Customers (“ASU 2014-09”). The new comprehensive revenue recognition standard supersedes all existing revenue recognition guidance under U.S. GAAP. The Company adopted ASU 2014-09 on December 31, 2017 under the modified retrospective transition method resulting in a $773,000 cumulative adjustment to retained earnings. The Company has updated our revenue recognition policy included in our Annual Report on Form 10-K for the year ended December 30, 2017, as set forth below in footnote 1 to our unaudited financial statements.

(1)	Significant Accounting Policies

Revenue Recognition

The nature of the Company’s freight transportation services and its performance obligations to customers, regardless of the mode of transportation used to perform such services, relate to the safe and on-time pick-up and delivery of a customer’s freight on a shipment-by-shipment basis. Landstar customers are typically invoiced on a shipment-by-shipment basis at a pre-defined rate, payable thirty to sixty (30-60) days after the customer’s receipt of such invoice. Payment terms to customers do not contain a significant financing component and the amount owed by the customer does not contain variable terms, embedded or otherwise. We have determined that revenue recognition over the transit period provides a faithful depiction of the transfer of services to the customer as our obligation for which we are primarily responsible for fulfilling is performed over the transit period. Accordingly, transportation revenue billed to a customer for the physical transportation of freight and related direct freight expenses are recognized on a gross basis over the transit period as the performance obligation is satisfied. The Company determines the transit period for a given shipment based upon the pick-up date and the delivery date, which may be estimated if delivery has not occurred as of the reporting date. Determining the transit period and how much of it has been completed as of a given reporting date may therefore require management to make judgments that affect the timing of revenue recognized. With respect to shipments with a pick-up date in one reporting period and a delivery date in another, the Company recognizes such transportation revenue based on relative transit time in each reporting period. A days in transit output method is used to measure the progress of the performance of the Company’s freight transportation services as of the reporting date and a portion of the total revenue that will be billed to the customer once a load is delivered is recognized in each reporting period based on the percentage of total transit time that has been completed at the end of the applicable reporting period.

(2)	Acquired Business and Noncontrolling Interests

During 2017, the Company incorporated each of Landstar Metro and Landstar Servicios. On September 20, 2017, Landstar Metro acquired substantially all of the assets of the asset-light transportation logistics business of Fletes Avella, S.A. de C.V., a Mexican transportation logistics company (the “Mexican Asset Acquisition”). At December 30, 2017, there was approximately $1,900,000 in liabilities outstanding consisting of additional contingent purchase price and associated indirect taxes. In connection with the Mexican Asset Acquisition, individuals affiliated with the seller subscribed in the aggregate for equity interests in Landstar Metro and Landstar Servicios and, as of September 29, 2018, own in the aggregate approximately 21% of the equity interests of each of them. The Mexican Asset Acquisition was accounted for as a business combination in accordance with Accounting Standards Codification 805, Business

Combinations (“ASC 805”). The resulting goodwill arising from the acquisition was approximately $7,900,000 as of September 29, 2018. A significant portion of this goodwill is expected to be deductible by the Company for U.S. income tax purposes, and following a purchase of the noncontrolling interests by the Company, up to 100% of this goodwill would be expected to be deductible by the Company. Pro forma financial information for prior periods is not presented as the Company does not believe the Mexican Asset Acquisition to be material to our consolidated results. The results of operations from Landstar Metro and Landstar Servicios are presented as part of the Company’s transportations logistics segment.

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

As of September 29, 2018, the Company had two employee equity incentive plans, the 2002 employee stock option and stock incentive plan (the “ESOSIP”) and the 2011 equity incentive plan (the “2011 EIP”). No further grants can be made under the ESOSIP. The Company also has a stock compensation plan for members of its Board of Directors, the Amended and Restated 2013 Directors Stock Compensation Plan (as amended and restated as of May 17, 2016, the “2013 DSCP”). 6,000,000 shares of the Company’s common stock were authorized for issuance under the 2011 EIP and 115,000 shares of the Company’s common stock were authorized for issuance under the 2013 DSCP. The ESOSIP, 2011 EIP and 2013 DSCP are each referred to herein as a “Plan,” and, collectively, as the “Plans.” Amounts recognized in the financial statements with respect to these Plans are as follows (in thousands):

	Thirty Nine Weeks Ended		Thirteen Weeks Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Total cost of the Plans during the period	$13,003	$3,660	$4,901	$1,423
Amount of related income tax benefit recognized during the period	(5,305)	(2,492)	(1,837)	(678)

Net cost of the Plans during the period	$7,698	$1,168	$3,064	$745

Included in income tax benefits recognized in the thirty-nine-week periods ended September 29, 2018 and September 30, 2017 were income tax benefits of $80,000 and $310,000, respectively, recognized on disqualifying dispositions of the Company’s common stock by employees who obtained shares of common stock through exercises of incentive stock options. Also included in income tax benefits recognized in the thirty-nine-week periods ended September 29, 2018 and September 30, 2017 were excess tax benefits from stock-based awards of $2,046,000 and $868,000, respectively.

As of September 29, 2018, there were 72,742 shares of the Company’s common stock reserved for issuance under the 2013 DSCP and 4,439,761 shares of the Company’s common stock reserved for issuance in the aggregate under the ESOSIP and 2011 EIP.

Restricted Stock Units

The following table summarizes information regarding the Company’s outstanding restricted stock unit (“RSU”) awards with either a performance condition or a market condition under the Plans:

	Number of RSUs	Weighted Average Grant Date Fair Value
Outstanding at December 30, 2017	387,372	$55.75
Granted	65,494	$96.08
Vested	(67,971)	$53.92
Forfeited	(92,880)	$52.36

Outstanding at September 29, 2018	292,015	$66.30

During the thirty-nine-week period ended September 29, 2018, the Company granted RSUs with a performance condition and RSUs with a market condition, as further described below. Outstanding RSUs at both December 30, 2017 and September 29, 2018 include RSUs with a performance condition and RSUs with a market condition, as further described in the Company’s 2017 Annual Report on Form 10-K.

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

The Company recognized approximately $11,303,000 and $2,254,000 of share-based compensation expense related to RSU awards in the thirty-nine-week periods ended September 29, 2018 and September 30, 2017, respectively. As of September 29, 2018, there was a maximum of $23.1 million of total unrecognized compensation cost related to RSU awards granted under the Plans with an expected average remaining life of approximately 3.3 years. With respect to RSU awards with a performance condition, the amount of future compensation expense to be recognized will be determined based on future operating results.

Stock Options

The following table summarizes information regarding the Company’s outstanding stock options under the Plans:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (000s)
Options outstanding at December 30, 2017	189,040	$49.34
Exercised	(97,676)	$48.38

Options outstanding at September 29, 2018	91,364	$50.36	3.3	$6,546

Options exercisable at September 29, 2018	90,364	$50.27	3.3	$6,482

The total intrinsic value of stock options exercised during the thirty-nine-week periods ended September 29, 2018 and September 30, 2017 was $6,584,000 and $5,303,000, respectively.

As of September 29, 2018, there was no unrecognized compensation cost related to non-vested stock options granted under the Plans.

Non-vested Restricted Stock and Deferred Stock Units

The following table summarizes information regarding the Company’s outstanding shares of non-vested restricted stock and Deferred Stock Units (defined below) under the Plans:

	Number of Shares and Deferred Stock Units	Weighted Average Grant Date Fair Value
Non-vested at December 30, 2017	54,755	$78.02
Granted	22,803	$113.35
Vested	(19,814)	$75.11
Forfeited	(1,757)	$71.12

Non-vested at September 29, 2018	55,987	$93.66

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

As of September 29, 2018, there was $3,756,000 of total unrecognized compensation cost related to non-vested shares of restricted stock and Deferred Stock Units granted under the Plans. The unrecognized compensation cost related to these non-vested shares of restricted stock and Deferred Stock Units is expected to be recognized over a weighted average period of 2.3 years.

(4)	Income Taxes

The Tax Cuts and Jobs Act (the “Tax Reform Act”) permanently reduced the U.S. corporate income tax rate from a maximum of 35% to a flat 21% rate, effective January 1, 2018. The provisions for income taxes for the 2018 and 2017 thirty-nine-week periods were based on estimated annual effective income tax rates of 24.5% and 37.8%, respectively, adjusted for discrete events, such as benefits resulting from stock-based awards. The applicable effective income tax rates for the 2018 and 2017 thirty-nine-week periods were 23.1% and 34.5%, respectively. The effective income tax rate for the 2018 thirty-nine week period was higher than the statutory federal income tax rate primarily as a result of state taxes, the elimination of the performance-based compensation exception under Section 162(m) included in the Tax Reform Act and the meals and entertainment exclusion, partially offset by excess tax benefits realized on stock based awards and favorable adjustments recognized during the 2018 period relating to federal domestic production activities deductions and research and development credits during the thirteen-week period ended September 29, 2018. The effective income tax rate for the 2017 thirty-nine week period was lower than the statutory federal income tax rate primarily as a result of federal domestic production activities deductions and research and development credits recognized as discrete items during the thirteen-week period ended September 30, 2017, partially offset by the effect of state taxes and the meals and entertainment exclusion.

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

The following table provides a reconciliation of the average number of common shares outstanding used to calculate earnings per common share attributable to Landstar System, Inc. and subsidiary to the average number of common shares and common share equivalents outstanding used to calculate diluted earnings per share attributable to Landstar System, Inc. and subsidiary (in thousands):

	Thirty Nine Weeks Ended		Thirteen Weeks Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Average number of common shares outstanding	41,530	41,924	41,101	41,957
Incremental shares from assumed exercises of stock options	46	89	36	71

Average number of common shares and common share equivalents outstanding	41,576	42,013	41,137	42,028

For both of the thirty-nine-week periods ended September 29, 2018 and September 30, 2017, no options outstanding to purchase shares of common stock were antidilutive. Outstanding RSUs were excluded from the calculation of diluted earnings per share attributable to Landstar System, Inc. and subsidiary for all periods because the performance metric requirements or market condition for vesting had not been satisfied.

(6)	Additional Cash Flow Information

During the 2018 thirty-nine-week period, Landstar paid income taxes and interest of $56,083,000 and $2,737,000, respectively. During the 2017 thirty-nine-week period, Landstar paid income taxes and interest of $65,688,000 and $2,981,000, respectively. Landstar acquired operating property by entering into capital leases in the amounts of $21,397,000 and $14,760,000 in the 2018 or 2017 thirty-nine-week periods. During the 2018 thirty-nine-week period, Landstar paid $2,162,000 relating to the completion of its freight staging and transload facility in Laredo, Texas, for which the Company accrued a corresponding liability included in accounts payable at December 30, 2017. Capital expenditure purchases are recorded as cash outflows from investing activities in the consolidated statement of cash flows in the period in which they are paid.

(7)	Segment Information

The following table summarizes information about the Company’s reportable business segments as of and for the thirty-nine-week and thirteen-week periods ended September 29, 2018 and September 30, 2017 (in thousands):

	Thirty Nine Weeks Ended
	September 29, 2018			September 30, 2017
	Transportation Logistics	Insurance	Total	Transportation Logistics	Insurance	Total
External revenue	$3,394,298	$38,495	$3,432,793	$2,559,847	$34,925	$2,594,772
Internal revenue		30,413	30,413		29,773	29,773
Investment income		2,754	2,754		1,733	1,733
Operating income	227,176	18,471	245,647	148,693	25,226	173,919
Expenditures on long-lived assets	7,325		7,325	8,800		8,800
Goodwill	38,560		38,560	39,914		39,914

	Thirteen Weeks Ended
	September 29, 2018			September 30, 2017
	Transportation Logistics	Insurance	Total	Transportation Logistics	Insurance	Total
External revenue	$1,188,737	$13,344	$1,202,081	$931,692	$11,738	$943,430
Internal revenue		7,496	7,496		7,335	7,335
Investment income		1,002	1,002		711	711
Operating income	80,878	6,190	87,068	54,181	6,386	60,567
Expenditures on long-lived assets	3,204		3,204	2,172		2,172

In the thirty-nine-week and thirteen-week periods ended September 29, 2018 and September 30, 2017, no single customer accounted for more than 10% of the Company’s consolidated revenue.

(8)	Other Comprehensive Income

The following table presents the components of and changes in accumulated other comprehensive income attributable to Landstar System, Inc. and subsidiary, net of related income taxes, as of and for the thirty-nine-week period ended September 29, 2018 (in thousands):

	Unrealized Holding Losses on Available-for-Sale Securities	Foreign Currency Translation	Total
Balance as of December 30, 2017	$(144)	$(3,018)	$(3,162)
Other comprehensive loss	(876)	(531)	(1,407)

Balance as of September 29, 2018	$(1,020)	$(3,549)	$(4,569)

Amounts reclassified from accumulated other comprehensive income to investment income due to the realization of previously unrealized gains and losses in the accompanying consolidated statements of income were not significant for the thirty-nine-week period ended September 29, 2018.

(9)	Investments

Investments include primarily investment-grade corporate bonds having maturities of up to five years (the “bond portfolio”) and money market investments. Investments in the bond portfolio are reported as available-for-sale and are carried at fair value. Investments maturing less than one year from the balance sheet date are included in short-term investments and investments maturing more than one year from the balance sheet date are included in other assets in the consolidated balance sheets. Management performs an analysis of the nature of the unrealized losses on available-for-sale investments to determine whether such losses are other-than-temporary. Unrealized losses, representing the excess of the purchase price of an investment over its fair value as of the end of a period, considered to be other-than-temporary, are to be included as a charge in the statement of income, while unrealized losses considered to be temporary are to be included as a component of equity. Investments whose values are based on quoted market prices in active markets are classified within Level 1. Investments that trade in markets that are not considered to be active, but are valued based on quoted market prices, are classified within Level 2. As Level 2 investments include positions that are not traded in active markets, valuations may be adjusted to reflect illiquidity and/or non-transferability, which are generally based on available market information. Any transfers between levels are recognized as of the beginning of any reporting period. Fair value of the bond portfolio was determined using Level 1 inputs related to money market investments and Level 2 inputs related to investment-grade corporate bonds, asset-backed securities and direct obligations of government agencies. Unrealized losses, net of unrealized gains, on the investments in the bond portfolio were $1,299,000 and $223,000 at September 29, 2018 and December 30, 2017, respectively.

The amortized cost and fair values of available-for-sale investments are as follows at September 29, 2018 and December 30, 2017 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 29, 2018
Money market investments	$12,430	$—	$—	$12,430
Asset-backed securities	728	—	5	723
Corporate bonds and direct obligations of government agencies	99,833	15	1,309	98,539

Total	$112,991	$15	$1,314	$111,692

December 30, 2017
Money market investments	$27,895	$—	$—	$27,895
Asset-backed securities	2,805	—	5	2,800
Corporate bonds and direct obligations of government agencies	80,442	117	335	80,224

Total	$111,142	$117	$340	$110,919

For those available-for-sale investments with unrealized losses at September 29, 2018 and December 30, 2017, the following table summarizes the duration of the unrealized loss (in thousands):

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
September 29, 2018
Asset-backed securities	$300	$2	$423	$3	$723	$5
Corporate bonds and direct obligations of government agencies	73,890	831	20,368	478	94,258	1,309

Total	$74,190	$833	$20,791	$481	$94,981	$1,314

December 30, 2017
Asset-backed securities	$1,864	$4	$632	$1	$2,496	$5
Corporate bonds and direct obligations of government agencies	41,322	220	14,016	115	55,338	335

Total	$43,186	$224	$14,648	$116	$57,834	$340

The Company believes unrealized losses on investments were primarily caused by rising interest rates rather than changes in credit quality. The Company expects to recover the amortized cost basis of these securities as it does not intend to sell, and does not anticipate being required to sell, these securities before recovery of the cost basis. For these reasons, the Company does not consider the unrealized losses on these securities to be other-than-temporary at September 29, 2018.

(10)	Commitments and Contingencies

Short-term investments include $40,203,000 in current maturities of investments held by the Company’s insurance segment at September 29, 2018. The non-current portion of the bond portfolio of $71,489,000 is included in other assets. The short-term investments, together with $29,194,000 of non-current investments, provide collateral for the $62,457,000 of letters of credit issued to guarantee payment of insurance claims. As of September 29, 2018, Landstar also had $34,370,000 of additional letters of credit outstanding under the Company’s Credit Agreement.

During 2017, the Company incorporated each of Landstar Metro and Landstar Servicios. On September 20, 2017, Landstar Metro acquired substantially all of the assets of the asset-light transportation logistics business of Fletes Avella, S.A. de C.V., a Mexican transportation logistics company. In connection with the Mexican Asset Acquisition, individuals affiliated with the seller subscribed in the aggregate for equity interests in Landstar Metro and Landstar Servicios and, as of September 29, 2018, own in the aggregate approximately 21% of the equity interests of each of them. As it relates to the noncontrolling interests of Landstar Metro and Landstar Servicios, the Company has the option to purchase, and the minority equityholders have the option to sell, during the period commencing on the third anniversary of September 20, 2017, the closing date of the subscription by the minority equityholders (the “Closing Date”), and at any time after the fourth anniversary of the Closing Date, at fair value all but not less than all of the noncontrolling interests in Landstar Metro and Landstar Servicios. The noncontrolling interests are also subject to customary restrictions on transfer, including a right of first refusal in favor of the Company.

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

The following table summarizes the effect of the increase in the cost of insurance claims resulting from unfavorable development of prior year self-insured claims estimates on operating income, net income attributable to Landstar System, Inc. and subsidiary and earnings per share attributable to Landstar System, Inc. and subsidiary amounts in the consolidated statements of income for the thirty-nine-week and thirteen-week periods ended September 29, 2018 and September 30, 2017 (in thousands, except per share amounts):

	Thirty Nine Weeks Ended		Thirteen Weeks Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Operating income	$11,596	$1,327	$3,352	$1,124
Net income attributable to Landstar System, Inc. and subsidiary	8,755	825	2,531	699
Earnings per share attributable to Landstar System, Inc. and subsidiary	$0.21	$0.02	$0.06	$0.02
Diluted earnings per share attributable to Landstar System, Inc. and subsidiary	$0.21	$0.02	$0.06	$0.02

The unfavorable development of prior years’ claims in the thirty-nine-week period ended September 29, 2018 was primarily attributable to five claims.

(12)	Recent Accounting Pronouncements

Adoption of New Accounting Standards

In May 2014, the FASB issued ASU 2014-09. ASU 2014-09 is a comprehensive revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. The standard requires more detailed disclosures to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. ASU 2014-09 became effective for us December 31, 2017 and permits either a full retrospective or a modified retrospective transition approach. The Company adopted ASU 2014-09 for our transportation services using the modified retrospective method. The adoption of this standard has changed the timing of revenue recognition for most of our transportation business from at delivery to over the transit period as the performance obligation is completed. The Company recognized the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of retained earnings. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. The Company had no material contract assets, contract liabilities or deferred contract costs recorded on the consolidated balance sheets at December 30, 2017 or September 29, 2018. During the thirty nine weeks ended September 29, 2018, revenue generated by BCO Independent Contractors, Truck Brokerage Carriers and railroads represented approximately 44%, 49% and 3%, respectively, of the Company’s consolidated revenue. Collectively, revenue generated by air and ocean cargo carriers represented approximately 2% of the Company’s consolidated revenue in the thirty-nine-week period ended September 29, 2018. Included in truck transportation revenue generated by BCO Independent Contractors and Truck Brokerage Carriers during the thirty-nine-week period ended September 29, 2018 was $2,086,523,000 hauled via van equipment, $1,039,784,000 hauled via unsided/platform equipment and $76,448,000 of less-than-truckload. As of September 29, 2018, the Company had no material remaining performance obligations. The Company does not expect the adoption of the new standard to have a material impact on its net income in future periods.

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

In accordance with the new revenue standard requirements, the impact of adoption on our consolidated income statement and balance sheet was as follows (in thousands):

	For the Thirty Nine Weeks ended September 29, 2018
	As Reported	Balances Without Adoption of ASU 2014-09	Effect of Change Higher/(Lower)
Income statement
Revenues
Transportation	$3,394,298	$3,390,242	$4,056
Insurance	38,495	38,495	—
Costs and expenses
Purchased transportation	2,658,710	2,655,491	3,219
Commissions to agents	275,828	275,538	290
Income taxes	56,279	56,145	134
Net income attributable to Landstar System, Inc. and subsidiary	187,025	186,612	413

	September 29, 2018
	As Reported	Balances Without Adoption of ASU 2014-09	Effect of Change Higher/(Lower)
Balance Sheet
Assets
Trade accounts receivable, net	$702,183	$688,248	$13,935
Other current assets	24,191	24,794	(603)
Liabilities
Accounts payable	313,728	301,582	12,146
Equity
Retained earnings	1,779,680	1,778,494	1,186

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

The transportation logistics segment provides a wide range of integrated transportation management solutions. Transportation services offered by the Company include truckload and less-than-truckload transportation, rail intermodal, air cargo, ocean cargo, expedited ground and air delivery of time-critical freight, heavy-haul/specialized, U.S.-Canada and U.S.-Mexico cross-border, intra-Mexico, intra-Canada, project cargo and customs brokerage. Examples of the industries serviced by the transportation logistics segment include automotive products, building products, metals, chemicals, foodstuffs, heavy machinery, retail, electronics and military equipment. In addition, the transportation logistics segment provides transportation services to other transportation companies, including third party logistics and less-than-truckload service providers. Each of the independent commission sales agents has the opportunity to market all of the services provided by the transportation logistics segment. Billings for freight transportation services are typically charged to customers on a per shipment basis for the physical transportation of freight and are referred to as transportation revenue. During the thirty nine weeks ended September 29, 2018, revenue generated by BCO Independent Contractors, Truck Brokerage Carriers and railroads represented approximately 44%, 49% and 3%, respectively, of the Company’s consolidated revenue. Collectively, revenue generated by air and ocean cargo carriers represented approximately 2% of the Company’s consolidated revenue in the thirty-nine-week period ended September 29, 2018.

During 2017, the Company incorporated Landstar Metro, S.A.P.I. de C.V., a transportation logistics company (“Landstar Metro”), and Landstar Metro Servicios S.A.P.I. de C.V., a services company (“Landstar Servicios”), each based in Mexico City, Mexico. On September 20, 2017, Landstar Metro acquired substantially all of the assets of the asset-light transportation logistics business of a Mexican transportation logistics company. In connection with the acquisition, individuals affiliated with the seller subscribed for equity interests in Landstar Metro and Landstar Servicios, and as of September 29, 2018, own in the aggregate approximately 21% of the equity interests of each of them. Landstar Metro provides freight and logistics services within the country of Mexico and in conjunction with Landstar’s U.S./Mexico cross-border services. Landstar Servicios provides various administrative, financial, operational, safety and compliance services to Landstar Metro. The results of operations from Landstar Metro and Landstar Servicios are presented as part of the Company’s transportation logistics segment. Revenue from Landstar Metro represented less than 1% of the Company’s transportation logistics segment revenue in the thirty-nine-week period ended September 29, 2018.

The insurance segment is comprised of Signature Insurance Company, a wholly owned offshore insurance subsidiary (“Signature”), and Risk Management Claim Services, Inc. The insurance segment provides risk and claims management services to certain of Landstar’s operating subsidiaries. In addition, it reinsures certain risks of the Company’s BCO Independent Contractors and provides certain property and casualty insurance directly to certain of Landstar’s operating subsidiaries. Revenue at the insurance segment represents reinsurance premiums from third party insurance companies that provide insurance programs to BCO Independent Contractors where all or a portion of the risk is ultimately borne by Signature. Revenue at the insurance segment represented approximately 1% of the Company’s consolidated revenue for the thirty-nine-week period ended September 29, 2018.

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

	Thirty Nine Weeks Ended		Thirteen Weeks Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Revenue generated through (in thousands):
Truck transportation
Truckload:
Van equipment	$2,086,523	$1,529,402	$717,047	$550,484
Unsided/platform equipment	1,039,784	825,194	375,739	304,536
Less-than-truckload	76,448	65,397	25,500	22,598

Total truck transportation	3,202,755	2,419,993	1,118,286	877,618
Rail intermodal	96,026	68,570	34,439	24,213
Ocean and air cargo carriers	82,719	70,708	31,213	29,523
Other (1)	51,293	35,501	18,143	12,076

	$3,432,793	$2,594,772	$1,202,081	$943,430

Revenue on loads hauled via BCO Independent Contractors included in total truck transportation	$1,519,344	$1,211,564	$520,391	$435,479

Number of loads:
Truck transportation
Truckload:
Van equipment	1,045,322	942,894	353,456	329,329
Unsided/platform equipment	388,759	362,936	133,425	126,509
Less-than-truckload	106,639	98,740	35,969	34,232

Total truck transportation	1,540,720	1,404,570	522,850	490,070
Rail intermodal	40,260	32,040	13,420	11,080
Ocean and air cargo carriers	21,250	18,150	8,220	6,210

	1,602,230	1,454,760	544,490	507,360

Loads hauled via BCO Independent Contractors included in total truck transportation	717,470	686,830	236,580	232,970

Revenue per load:
Truck transportation
Truckload:
Van equipment	$1,996	$1,622	$2,029	$1,672
Unsided/platform equipment	2,675	2,274	2,816	2,407
Less-than-truckload	717	662	709	660
Total truck transportation	2,079	1,723	2,139	1,791
Rail intermodal	2,385	2,140	2,566	2,185
Ocean and air cargo carriers	3,893	3,896	3,797	4,754
Revenue per load on loads hauled via BCO Independent Contractors	$2,118	$1,764	$2,200	$1,869

Revenue by capacity type (as a % of total revenue):
Truck capacity providers:
BCO Independent Contractors	44%	47%	43%	46%
Truck Brokerage Carriers	49%	47%	50%	47%
Rail intermodal	3%	3%	3%	3%
Ocean and air cargo carriers	2%	3%	3%	3%
Other	1%	1%	2%	1%

(1)	Includes primarily reinsurance premium revenue generated by the insurance segment and intra-Mexico transportation services revenue generated by Landstar Metro.

Also critical to the Company’s success is its ability to secure capacity, particularly truck capacity, at rates that allow the Company to profitably transport customers’ freight. The following table summarizes the number of available truck capacity providers on the dates indicated:

	September 29, 2018	September 30, 2017
BCO Independent Contractors	9,751	8,939
Truck Brokerage Carriers:
Approved and active (1)	40,151	32,925
Other approved	16,803	15,138

	56,954	48,063

Total available truck capacity providers	66,705	57,002

Trucks provided by BCO Independent Contractors	10,443	9,548

(1)	Active refers to Truck Brokerage Carriers who moved at least one load in the 180 days immediately preceding the fiscal quarter end.

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

In general, gross profit margin on revenue generated by BCO Independent Contractors represents a fixed percentage of revenue due to the nature of the contracts that pay a fixed percentage of revenue to both the BCO Independent Contractors and independent commission sales agents. For revenue generated by Truck Brokerage Carriers, gross profit margin is either fixed or variable as a percent of revenue, depending on the contract with each individual independent commission sales agent. Under certain contracts with independent commission sales agents, the Company retains a fixed percentage of revenue and the agent retains the amount remaining less the cost of purchased transportation (the “retention contracts”). Gross profit margin on revenue generated by railroads, air cargo carriers, ocean cargo carriers and Truck Brokerage Carriers, other than those under retention contracts, is variable in nature as the Company’s contracts with independent commission sales agents provide commissions to agents at a contractually agreed upon percentage of net revenue for these types of loads. Approximately 51% of the Company’s consolidated revenue in the thirty-nine-week period ended September 29, 2018 was generated under contracts that have a fixed gross profit margin while 49% was under contracts that have a variable gross profit margin.

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

During the thirty-nine-week period ended September 29, 2018, employee compensation and benefits accounted for approximately seventy percent of the Company’s selling, general and administrative costs.

Depreciation and amortization primarily relate to depreciation of trailing equipment and information technology hardware and software.

The following table sets forth the percentage relationship of purchased transportation and commissions to agents, both being direct costs, to revenue and indirect costs as a percentage of gross profit for the periods indicated:

	Thirty Nine Weeks Ended		Thirteen Weeks Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Revenue	100.0%	100.0%	100.0%	100.0%
Purchased transportation	77.5	76.7	77.5	77.0
Commissions to agents	8.0	8.1	8.3	8.1

Gross profit margin	14.5%	15.2%	14.3%	14.8%

Gross profit	100.0%	100.0%	100.0%	100.0%
Investment income	0.6	0.4	0.6	0.5
Indirect costs and expenses:
Other operating costs, net of gains on asset sales/dispositions	4.9	5.7	5.2	5.8
Insurance and claims	11.6	11.8	11.0	12.8
Selling, general and administrative	28.3	31.3	27.3	31.4
Depreciation and amortization	6.5	7.6	6.3	7.2

Total costs and expenses	51.3	56.3	49.8	57.2

Operating margin	49.3%	44.1%	50.8%	43.3%

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

THIRTY NINE WEEKS ENDED SEPTEMBER 29, 2018 COMPARED TO THIRTY NINE WEEKS ENDED SEPTEMBER 30, 2017

Revenue for the 2018 thirty-nine-week period was $3,432,793,000, an increase of $838,021,000, or 32%, compared to the 2017 thirty-nine-week period. Transportation revenue increased $834,451,000, or 33%. The increase in transportation revenue was attributable to an increased number of loads hauled of approximately 10% and an increased revenue per load of approximately 20%. Reinsurance premiums were $38,495,000 and $34,925,000 for the 2018 and 2017 thirty-nine-week periods, respectively. The increase in revenue from reinsurance premiums was primarily attributable to the increase in the average number of trucks provided by BCO Independent Contractors in the 2018 thirty-nine-week period compared to the 2017 thirty-nine-week period.

Truck transportation revenue generated by BCO Independent Contractors and Truck Brokerage Carriers (together, the “third party truck capacity providers”) for the 2018 thirty-nine-week period was $3,202,755,000, representing 93% of total revenue, an increase of $782,762,000, or 32%, compared to the 2017 thirty-nine-week period. The number of loads hauled by third party truck capacity providers increased approximately 10% in the 2018 thirty-nine-week period compared to the 2017 thirty-nine-week period, and revenue per load on loads hauled by third party truck capacity providers increased approximately 21% compared to the 2017 thirty-nine-week period. The increase in the number of loads hauled via truck compared to the 2017 thirty-nine-week period was due to a broad-based increase in demand across many customers and industries for Landstar’s various truck service offerings. The increase in revenue per load on loads hauled via truck was due to a tighter freight environment experienced during the 2018 thirty-nine-week period, which resulted in less readily available truck capacity as compared to the 2017 thirty-nine-week period, and the impact of higher diesel fuel costs on loads hauled via Truck Brokerage Carriers. Revenue per load on loads hauled via van equipment increased 23%, revenue per load on loads hauled via unsided/platform equipment increased 18% and revenue per load on less-than-truckload loadings increased 8% as compared to the 2017 thirty-nine-week period. Fuel surcharges billed to customers on revenue generated by BCO Independent Contractors are excluded from revenue. Fuel surcharges on Truck Brokerage Carrier revenue identified separately in billings to customers and included as a component of Truck Brokerage Carrier revenue were $72,282,000 and $46,479,000 in the 2018 and 2017 thirty-nine-week periods, respectively. It should be noted that many customers of truck brokerage services require a single all-in rate that does not separately identify fuel surcharges. Accordingly, the overall impact of changes in fuel prices on revenue and revenue per load on loads hauled via truck is likely to be greater than that indicated.

Transportation revenue generated by rail intermodal, air cargo and ocean cargo carriers (collectively, the “multimode capacity providers”) for the 2018 thirty-nine-week period was $178,745,000, or 5% of total revenue, an increase of $39,467,000, or 28%, compared to the 2017 thirty-nine-week period. The number of loads hauled by multimode capacity providers increased approximately 23% in the 2018 thirty-nine-week period compared to the 2017 thirty-nine-week period, and revenue per load on revenue generated by multimode capacity providers increased approximately 5% over the same period. The increase in the number of loads hauled by multimode capacity providers was primarily due to a 26% increase in rail intermodal loads and a 26% increase in ocean loads. The increase in both rail intermodal and ocean loads was broad-based across many customers. The increase in revenue per load of 5% on loads hauled by multimode capacity providers was primarily attributable to increased revenue per load on rail intermodal loads. Also, revenue per load on revenue generated by multimode capacity providers is influenced by many factors, including revenue mix among the various modes of transportation used, length of haul, complexity of freight, density of freight lanes, fuel costs and availability of capacity.

Purchased transportation was 77.5% and 76.7% of revenue in the 2018 and 2017 thirty-nine-week periods, respectively. The increase in purchased transportation as a percentage of revenue was primarily due to a decrease in the percentage of revenue contributed by BCO Independent Contractors, which typically has a lower rate of purchased transportation than revenue generated by Truck Brokerage Carriers, and an increased rate of purchased transportation paid to Truck Brokerage Carriers. Commissions to agents were 8.0% and 8.1% of revenue in the 2018 and 2017 thirty-nine-week periods, respectively. The decrease in commissions to agents as a percentage of revenue was primarily attributable to a decreased net revenue margin on revenue generated by Truck Brokerage Carriers.

Investment income was $2,754,000 and $1,733,000 in the 2018 and 2017 thirty-nine-week periods, respectively. The increase in investment income was primarily due to higher average rates of return on investments in the 2018 thirty-nine-week period and a higher average investment balance held by the insurance segment in the 2018 thirty-nine-week period.

Other operating costs increased $1,679,000 in the 2018 thirty-nine-week period compared to the 2017 thirty-nine-week period and represented 4.9% of gross profit in the 2018 period compared to 5.7% of gross profit in the 2017 period. The increase in other operating costs compared to the prior year was primarily due to increased trailing equipment maintenance costs due to an increased number of Company-owned trailers in service in response to increased customer demand for the Company’s drop and hook services. The decrease in other operating costs as a percentage of gross profit was caused by the effect of increased gross profit, partially offset by the increase in other operating costs.

Insurance and claims increased $11,385,000 in the 2018 thirty-nine-week period compared to the 2017 thirty-nine-week period and represented 11.6% of gross profit in the 2018 period compared to 11.8% of gross profit in the 2017 period. The increase in insurance and claims expense compared to prior year was primarily due to increased net unfavorable development of prior years’ claims and increased severity of current year claims in the 2018 period. Net unfavorable development of prior years’ claims was $11,596,000 and $1,327,000 in the 2018 and 2017 thirty-nine-week periods, respectively. The decrease in insurance and claims as a percent of gross profit was caused by the effect of increased gross profit, partially offset by the increase in insurance and claims costs.

Selling, general and administrative costs increased $17,769,000 in the 2018 thirty-nine-week period compared to the 2017 thirty-nine-week period and represented 28.3% of gross profit in the 2018 period compared to 31.3% of gross profit in the 2017 period. The increase in selling, general and administrative costs compared to prior year was attributable to increased stock-based compensation expense, increased wages and employee benefits and an increased provision for incentive compensation. Included in selling, general and administrative costs is stock-based compensation expense of $13,003,000 and $3,660,000 for the 2018 and 2017 thirty-nine-week periods, respectively, and incentive compensation expense of $14,643,000 and $13,634,000 for the 2018 and 2017 thirty-nine-week periods, respectively. The decrease in selling, general and administrative costs as a percent of gross profit was due primarily to the effect of increased gross profit, partially offset by the increase in selling, general and administrative costs.

Depreciation and amortization increased $2,559,000 in the 2018 thirty-nine-week period compared to the 2017 thirty-nine-week period and represented 6.5% of gross profit in the 2018 period compared to 7.6% of gross profit in the 2017 period. The increase in depreciation and amortization expenses was due to an increased number of Company-owned trailers in response to increased customer demand for the Company’s drop and hook services and increased depreciation on information technology assets placed in service during the second half of fiscal year 2017. The decrease in depreciation and amortization as a percentage of gross profit was primarily due to the effect of increased gross profit, partially offset by the increased depreciation costs.

Interest and debt expense in the 2018 thirty-nine-week period decreased $104,000 compared to the 2017 thirty-nine-week period.

The Tax Reform Act permanently reduced the U.S. corporate income tax rate from a maximum of 35% to a flat 21% rate, effective January 1, 2018. The provisions for income taxes for the 2018 and 2017 thirty-nine-week periods were based on estimated annual effective income tax rates of 24.5% and 37.8%, respectively, adjusted for discrete events, such as benefits resulting from stock-based awards. The effective income tax rates for the 2018 and 2017 thirty-nine-week periods were 23.1% and 34.5%, respectively. The increase in the effective tax rate as compared to the statutory federal income tax rate for the 2018 thirty-nine-week period was primarily attributable to state taxes, the elimination of the performance-based compensation exception under Section 162(m) included in the Tax Reform Act and the meals and entertainment exclusion. The effective income tax rate for the 2017 thirty-nine week period was lower than the 35% statutory federal income tax rate primarily as a result of federal domestic production activities deductions and research and development credits recognized as discrete items during the thirteen-week period ended September 30, 2017, partially offset by the effect of state taxes and the meals and entertainment exclusion. The effective income tax rate in the 2018 thirty-nine-week period of 23.1% was lower than the 24.5% estimated annual effective income tax rate primarily due to excess tax benefits recognized on stock-based compensation arrangements in the 2018 period and favorable adjustments recognized during the 2018 period relating to federal domestic production activities deductions and research and development credits. The effective income tax rate in the 2017 thirty-nine-week period of 34.5% was less than the 37.8% estimated annual effective income tax rate primarily as a result of federal domestic production activities deductions and research and development credits recognized during 2017 of approximately $5,200,000, excess tax benefits recognized on stock-based compensation arrangements resulting from the Company’s adoption of ASU 2016-09 during 2017 and disqualifying dispositions of the Company’s common stock by employees who obtained the stock through the exercises of incentive stock options in the 2017 period.

The net loss attributable to noncontrolling interest of $112,000 and $23,000 in the 2018 and 2017 thirty-nine-week periods, respectively, represents the noncontrolling investors’ share of the net loss incurred by Landstar Metro and Landstar Servicios.

Net income attributable to the Company was $187,025,000, or $4.50 per common share ($4.50 per diluted share), in the 2018 thirty-nine-week period. Net income attributable to the Company was $112,336,000, or $2.68 per common share ($2.67 per diluted share), in the 2017 thirty-nine-week period. Net income attributable to the Company was favorably impacted by the enactment of the Tax Reform Act by approximately $32,345,000, or $0.78 per common share ($0.78 per diluted share), in the 2018 thirty-nine-week period, as a result of the permanent reduction of the U.S. corporate income tax rate from a maximum of 35% to a flat 21%.

THIRTEEN WEEKS ENDED SEPTEMBER 29, 2018 COMPARED TO THIRTEEN WEEKS ENDED SEPTEMBER 30, 2017

Revenue for the 2018 thirteen-week period was $1,202,081,000, an increase of $258,651,000, or 27%, compared to the 2017 thirteen-week period. Transportation revenue increased $257,045,000, or 28%. The increase in transportation revenue was attributable to an increased number of loads hauled of approximately 7% and increased revenue per load of approximately 18%. The increase was partially offset by the approximately $23,000,000 in revenue, on approximately 16,000 loads, recognized in the 2017 thirteen-week period in support of local, state and federal relief efforts related to hurricanes that impacted Texas, the southeastern United States and Puerto Rico. Reinsurance premiums were $13,344,000 and $11,738,000 for the 2018 and 2017 thirteen-week periods, respectively. The increase in revenue from reinsurance premiums was primarily attributable to the increase in the average number of trucks provided by BCO Independent Contractors in the 2018 thirteen-week period compared to the 2017 thirteen-week period.

Truck transportation revenue generated by third party truck capacity providers for the 2018 thirteen-week period was $1,118,286,000, representing 93% of total revenue, an increase of $240,668,000, or 27%, compared to the 2017 thirteen-week period. The number of loads hauled by third party truck capacity providers increased approximately 7% in the 2018 thirteen-week period compared to the 2017 thirteen-week period, and revenue per load on loads hauled by third party truck capacity providers increased approximately 19% compared to the 2017 thirteen-week period. The increase in the number of loads hauled via truck compared to the 2017 thirteen-week period was due to a broad-based increase in demand across many customers and industries for Landstar’s various truck service offerings. The increase in revenue per load on loads hauled via truck was due to a tighter freight environment experienced during the 2018 thirteen-week period, which resulted in less readily available truck capacity as compared to the 2017 thirteen-week period, and the impact of higher diesel fuel costs on loads hauled via Truck Brokerage Carriers. Revenue per load on loads hauled via van equipment increased 21%, revenue per load on loads hauled via unsided/platform equipment increased 17% and revenue per load on less-than-truckload loadings increased 7% as compared to the 2017 thirteen-week period. Fuel surcharges billed to customers on revenue generated by BCO Independent Contractors are excluded from revenue. Fuel surcharges on Truck Brokerage Carrier revenue identified separately in billings to customers and included as a component of Truck Brokerage Carrier revenue were $25,380,000 and $16,171,000 in the 2018 and 2017 thirteen-week periods, respectively.

Transportation revenue generated by multimode capacity providers for the 2018 thirteen-week period was $65,652,000, or 5% of total revenue, an increase of $11,916,000, or 22%, compared to the 2017 thirteen-week period. The number of loads hauled by multimode capacity providers increased approximately 25% in the 2018 thirteen-week period compared to the 2017 thirteen-week period, while revenue per load on revenue generated by multimode capacity providers decreased approximately 2% over the same period. The increase in the number of loads hauled by multimode capacity providers was primarily due to a 21% increase in rail intermodal loads and a 46% increase in ocean loads. The 21% increase in rail intermodal loads was primarily attributable to increased loadings at one specific agency while the 46% increase in ocean loads was broad-based across many customers. The decrease in revenue per load of 2% was primarily attributable to the impact of high value air loadings provided in support of disaster relief efforts during the 2017 thirteen-week period, partially offset by increased revenue per load on loads hauled by rail intermodal. Also, revenue per load on revenue generated by multimode capacity providers is influenced by many factors, including revenue mix among the various modes of transportation used, length of haul, complexity of freight, density of freight lanes, fuel costs and availability of capacity.

Purchased transportation was 77.5% and 77.0% of revenue in the 2018 and 2017 thirteen-week periods, respectively. The increase in purchased transportation as a percentage of revenue was primarily due to a decrease in the percentage of revenue contributed by BCO Independent Contractors, which typically has a lower rate of purchased transportation than revenue generated by Truck Brokerage Carriers. Commissions to agents were 8.3% and 8.1% of revenue in the 2018 and 2017 thirteen-week periods, respectively. The increase in commissions to agents as a percentage of revenue was primarily attributable to an increased percentage of agents achieving revenue incentives during the 2018 thirteen-week period and an increased net revenue margin on revenue generated by Truck Brokerage Carriers.

Investment income was $1,002,000 and $711,000 in the 2018 and 2017 thirteen-week periods, respectively. The increase in investment income was primarily due to higher average rates of return on investments in the 2018 thirteen-week period.

Other operating costs increased $869,000 in the 2018 thirteen-week period compared to the 2017 thirteen-week period and represented 5.2% of gross profit in the 2018 period compared to 5.8% of gross profit in the 2017 period. The increase in other operating costs compared to the prior year was primarily due to increased trailing equipment maintenance and rental costs, partially offset by a decreased provision for contractor bad debt. The decrease in other operating costs as a percentage of gross profit was caused by the effect of increased gross profit, partially offset by the increase in other operating costs.

Insurance and claims increased $892,000 in the 2018 thirteen-week period compared to the 2017 thirteen-week period and represented 11.0% of gross profit in the 2018 period compared to 12.8% of gross profit in the 2017 period. The increase in insurance and claims expense compared to the prior year was primarily due to increased net unfavorable development of prior years’ claims in the 2018 period. Net unfavorable development of prior years’ claims was $3,352,000 and $1,124,000 in the 2018 and 2017 thirteen-week periods, respectively. The decrease in insurance and claims as a percent of gross profit was caused by the effect of increased gross profit, partially offset by the increase in insurance and claims costs.

Selling, general and administrative costs increased $2,704,000 in the 2018 thirteen-week period compared to the 2017 thirteen-week period and represented 27.3% of gross profit in the 2018 period compared to 31.4% of gross profit in the 2017 period. The increase in selling, general and administrative costs compared to the prior year was attributable to increased stock-based compensation expense and increased wages and employee benefit costs, partially offset by a decreased provision for incentive compensation. Included in selling, general and administrative costs is stock-based compensation expense of $4,901,000 and $1,423,000 for the 2018 and 2017 thirteen-week periods, respectively, and incentive compensation expense of $5,161,000 and $6,848,000 for the 2018 and 2017 thirteen-week periods, respectively. The decrease in selling, general and administrative costs as a percent of gross profit was due primarily to the effect of increased gross profit, partially offset by the increase in selling, general and administrative costs.

Depreciation and amortization increased $624,000 in the 2018 thirteen-week period compared to the 2017 thirteen-week period and represented 6.3% of gross profit in the 2018 period compared to 7.2% of gross profit in the 2017 period. The increase in depreciation and amortization expenses was primarily due to an increased number of Company-owned trailers in response to increased customer demand for the Company’s drop and hook services. The decrease in depreciation and amortization as a percentage of gross profit was primarily due to the effect of increased gross profit, partially offset by the increased depreciation costs.

Interest and debt expense in the 2018 thirteen-week period increased $159,000 compared to the 2017 thirteen-week period.

The provisions for income taxes for the 2018 and 2017 thirteen-week periods were based on estimated annual effective income tax rates of 24.5% and 37.8%, respectively, adjusted for discrete events, such as benefits resulting from stock-based awards. The effective income tax rates for the 2018 and 2017 thirteen-week periods were 22.4% and 29.2%, respectively. The increase in the effective tax rate as compared to the statutory federal income tax rate for the 2018 thirteen-week period was primarily attributable to state taxes, the elimination of the performance-based compensation exception under Section 162(m) included in the Tax Reform Act and the meals and entertainment exclusion. The effective income tax rate for the 2017 thirteen-week period was lower than the statutory federal income tax rate primarily as a result of federal domestic production activities deductions and research and development credits recognized as discrete items during the thirteen-week period ended September 30, 2017, partially offset by the effect of state taxes and the meals and entertainment exclusion. The effective income tax rate in the 2018 thirteen-week period of 22.4% was lower than the 24.5% estimated annual effective income tax rate primarily due to favorable adjustments recognized during the 2018 period relating to federal domestic production activities deductions and research and development credits and excess tax benefits recognized on stock-based compensation arrangements in the 2018 period. The effective income tax rate in the 2017 thirteen-week period of 29.2% was less than the 37.8% estimated annual effective income tax rate primarily as a result of federal domestic production activities deductions and research and development credits recognized as discrete items during the thirteen-week period ended September 30, 2017, excess tax benefits recognized on stock-based compensation arrangements resulting from the Company’s adoption of ASU 2016-09 during 2017 and disqualifying dispositions of the Company’s common stock by employees who obtained the stock through the exercises of incentive stock options in the 2017 period.

The net loss attributable to noncontrolling interest of $37,000 and $23,000 in the 2018 and 2017 thirteen-week periods, respectively, represents the noncontrolling investors’ share of the net loss incurred by Landstar Metro and Landstar Servicios.

Net income attributable to the Company was $66,985,000, or $1.63 per common share ($1.63 per diluted share), in the 2018 thirteen-week period. Net income attributable to the Company was $42,443,000, or $1.01 per common share ($1.01 per diluted share), in the 2017 thirteen-week period. Net income attributable to the Company was favorably impacted by the enactment of the Tax Reform Act by approximately $11,472,000, or $0.28 per common share ($0.28 per diluted share), in the 2018 thirteen-week period, as a result of the permanent reduction of the U.S. corporate income tax rate from a maximum of 35% to a flat 21%. Net income attributable to the Company was favorably impacted by the result of federal domestic production activities deductions and research and development credits of approximately $5,200,000, or $0.12 per common share ($0.12 per diluted share), in the 2017 thirteen-week period. The company does not expect significant federal domestic productions activities deductions or research and development credits in future periods.

CAPITAL RESOURCES AND LIQUIDITY

Working capital and the ratio of current assets to current liabilities were $483,961,000 and 1.9 to 1, respectively, at September 29, 2018, compared with $412,560,000 and 1.8 to 1, respectively, at December 30, 2017. Landstar has historically operated with current ratios within the range of 1.5 to 1 to 2.0 to 1. Cash provided by operating activities was $204,205,000 in the 2018 thirty-nine-week period compared with $132,264,000 in the 2017 thirty-nine-week period. The increase in cash flow provided by operating activities was primarily attributable to increased net income.

The Company declared and paid $0.465 per share, or $19,276,000 in the aggregate, in cash dividends during the thirty-nine-week period ended September 29, 2018 and, during such period, also paid $62,985,000 of dividends payable which were declared during fiscal year 2017 and included in current liabilities in the consolidated balance sheet at December 30, 2017. The Company declared and paid $0.28 per share, or $11,739,000 in the aggregate, in cash dividends during the thirty-nine-week period ended September 30, 2017. During the thirty-nine-week period ended September 29, 2018, the Company purchased 1,000,000 shares of its common stock at a total cost of $105,488,000. During the thirty-nine-week period ended September 30, 2017, the Company did not purchase any shares of its common stock. As of September 29, 2018, the Company may purchase up to an additional 2,000,000 shares of its common stock under its authorized stock purchase programs. Long-term debt, including current maturities, was $113,847,000 at September 29, 2018, $11,266,000 lower than at December 30, 2017.

Equity was $726,210,000, or 86% of total capitalization (defined as long-term debt including current maturities plus equity), at September 29, 2018, compared to $653,877,000, or 84% of total capitalization, at December 30, 2017. The increase in equity was primarily a result of net income, partially offset by purchases of shares of the Company’s common stock and dividends declared by the Company in the 2018 thirty-nine-week period.

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

At September 29, 2018, the Company had no borrowings outstanding and $34,370,000 of letters of credit outstanding under the Credit Agreement. At September 29, 2018, there was $215,630,000 available for future borrowings under the Credit Agreement. In addition, the Company has $62,457,000 in letters of credit outstanding as collateral for insurance claims that are secured by investments totaling $69,397,000 at September 29, 2018. Investments, all of which are carried at fair value, include primarily investment-grade bonds having maturities of up to five years. Fair value of investments is based primarily on quoted market prices. See Notes to Consolidated Financial Statements included herein for further discussion on measurement of fair value of investments.

Historically, the Company has generated sufficient operating cash flow to meet its debt service requirements, fund continued growth, both organic and through acquisitions, complete or execute share purchases of its common stock under authorized share purchase programs, pay dividends and meet working capital needs. As an asset-light provider of integrated transportation management solutions, the Company’s annual capital requirements for operating property are generally for trailing equipment and information technology hardware and software. In addition, a significant portion of the trailing equipment used by the Company is provided by third party capacity providers, thereby reducing the Company’s capital requirements. During the 2018 thirty-nine-week period, the Company purchased $7,325,000 of operating property. Included in the $7,325,000 of purchases of operating property during the 2018 thirty-nine-week period was $2,162,000 related to the completion of its Laredo, Texas facility for which the Company accrued a corresponding liability in accounts payable as of December 30, 2017. Landstar anticipates acquiring either by purchase or lease financing during the remainder of fiscal year 2018 approximately $31,000,000 in operating property, consisting primarily of new trailing equipment to replace older trailing equipment and information technology equipment.

On September 20, 2017, the Company completed the Mexican Asset Acquisition, as described in footnote 2 to our unaudited consolidated financial statements. Cash consideration paid during the 2017 third quarter for the acquisition was $8,199,000. In connection with the Mexican Asset Acquisition, the Company assumed approximately $2,200,000 in liabilities consisting of additional contingent purchase price and associated indirect taxes, none of which remained outstanding as of September 29, 2018. As it relates to the non-controlling interests of Landstar Metro and Landstar Servicios, the Company has the option to purchase, and the minority equityholders have the option to sell, during the period commencing on the third anniversary of September 20, 2017, the closing date of the subscription by the minority equityholders (the “Closing Date”), and at any time after the fourth anniversary of the Closing Date, at fair value all but not less than all of the noncontrolling interests in Landstar Metro and Landstar Servicios. The noncontrolling interests are also subject to customary restrictions on transfer, including a right of first refusal in favor of the Company.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The allowance for doubtful accounts for both trade and other receivables represents management’s estimate of the amount of outstanding receivables that will not be collected. Historically, management’s estimates for uncollectible receivables have been materially correct. Although management believes the amount of the allowance for both trade and other receivables at September 29, 2018 is appropriate, a prolonged period of low or no economic growth may adversely affect the collection of these receivables. In addition, liquidity concerns and/or unanticipated bankruptcy proceedings at any of the Company’s larger customers in which the Company is carrying a significant receivable could result in an increase in the provision for uncollectible receivables and have a significant impact on the Company’s results of operations in a given quarter or year. However, it is not expected that an uncollectible accounts receivable resulting from an individual customer would have a significant impact on the Company’s financial condition. Conversely, a more robust economic environment or the recovery of a previously provided for uncollectible receivable from an individual customer may result in the realization of some portion of the estimated uncollectible receivables.

Landstar provides for the estimated costs of self-insured claims primarily on an actuarial basis. The amount recorded for the estimated liability for claims incurred is based upon the facts and circumstances known on the applicable balance sheet date. The ultimate resolution of these claims may be for an amount greater or less than the amount estimated by management. The Company continually revises its existing claim estimates as new or revised information becomes available on the status of each claim. Historically, the Company has experienced both favorable and unfavorable development of prior years’ claims estimates. During the 2018 and 2017 thirty-nine-week periods, insurance and claims costs included $11,596,000 and $1,327,000 of net unfavorable adjustments to prior years’ claims estimates, respectively. The unfavorable development of prior years’ claims in the 2018 thirty-nine-week period was primarily attributable to five claims. It is reasonably likely that the ultimate outcome of settling all outstanding claims will be more or less than the estimated claims reserve at September 29, 2018.

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

Depending upon the specific type of borrowing, borrowings under the Credit Agreement bear interest based on either (a) the prime rate, (b) the Federal Reserve Bank of New York rate plus 0.5% or (c) the London Interbank Offered Rate, plus 1.25%. As of September 29, 2018 and during the entire 2018 third quarter, the Company had no borrowings outstanding under the Credit Agreement.

Long-term investments, all of which are available-for-sale and are carried at fair value, include primarily investment-grade bonds having maturities of up to five years. Assuming that the long-term portion of investments remains at $71,489,000, the balance at September 29, 2018, a hypothetical increase or decrease in interest rates of 100 basis points would not have a material impact on future earnings on an annualized basis. Short-term investments consist of short-term investment-grade instruments and the current maturities of investment-grade corporate bonds. Accordingly, any future interest rate risk on these short-term investments would not be material to the Company’s operating results.

Assets and liabilities of the Company’s Canadian and Mexican operations are translated from their functional currency to U.S. dollars using exchange rates in effect at the balance sheet date and revenue and expense accounts are translated at average monthly exchange rates during the period. Adjustments resulting from the translation process are included in accumulated other comprehensive income. Transactional gains and losses arising from receivable and payable balances, including intercompany balances, in the normal course of business that are denominated in a currency other than the functional currency of the operation are recorded in the statements of income when they occur. The assets held at the Company’s Canadian and Mexican subsidiaries at September 29, 2018 were, as translated to U.S. dollars, approximately 3% of total consolidated assets. Accordingly, any translation gain or loss related to the Canadian and Mexican operations would not be material.

Item 4. Controls and Procedures

As of the end of the period covered by this quarterly report on Form 10-Q, an evaluation was carried out, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended). Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of September 29, 2018 to provide reasonable assurance that information required to be disclosed by the Company in reports that it filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There were no significant changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended September 29, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Company

The Company did not purchase any shares of its common stock during the period from July 1, 2018 to September 29, 2018, the Company’s third fiscal quarter.

On May 19, 2015, the Landstar System, Inc. Board of Directors authorized the Company to increase the number of shares of the Company’s common stock that the Company is authorized to purchase from time to time in the open market and in privately negotiated transactions under a previously announced purchase program to 3,000,000 shares. On December 11, 2017, the Landstar System, Inc. Board of Directors authorized the Company to purchase up to an additional 1,963,875 shares of the Company’s common stock from time to time in the open market and in privately negotiated transactions. As of September 29, 2018, the Company has authorization to purchase up to 2,000,000 shares of its common stock under these programs. No specific expiration date has been assigned to either the May 19, 2015 or December 11, 2017 authorizations.

Dividends

During the thirty-nine-week period ended September 29, 2018, Landstar paid dividends as follows:

Dividend Amount per Share	Declaration Date	Record Date	Payment Date
$1.50	December 11, 2017	January 12, 2018	January 26, 2018
$0.15	January 30, 2018	February 19, 2018	March 16, 2018
$0.15	April 24, 2018	May 10, 2018	June 1, 2018
$0.165	July 24, 2018	August 13, 2018	August 31, 2018

Dividends payable of $1.50 per share, or $62,985,000 in the aggregate, were included in current liabilities in the consolidated balance sheet at December 30, 2017.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The exhibits listed on the Exhibit Index are furnished as part of this quarterly report on Form 10-Q.

EXHIBIT INDEX

Registrant’s Commission File No.: 0-21238

Exhibit No.	Description

(10)	Material Contracts

10.1*	First Amendment, dated as of November 1, 2018, to the Landstar System, Inc. Supplemental Executive Retirement Plan (as amended and restated as of January 1, 2015).

(31)	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.1*	Chief Executive Officer certification, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Chief Financial Officer certification, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.1**	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Schema Document

101.CAL*	XBRL Calculation Linkbase Document

101.DEF*	XBRL Definition Linkbase Document

101.LAB*	XBRL Labels Linkbase Document

101.PRE*	XBRL Presentation Linkbase Document

* Filed herewith

** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LANDSTAR SYSTEM, INC.

Date: November 2, 2018	/s/ James B. Gattoni
James B. Gattoni
President and
Chief Executive Officer

Date: November 2, 2018	/s/ L. Kevin Stout
L. Kevin Stout
Vice President and Chief
Financial Officer