Form 10-K
period 2018-12-29
LANDSTAR SYSTEM INC
filed 2019-02-22
CIK 853816

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 29, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files):    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The aggregate market value of the voting stock held by non-affiliates of the registrant was $4,451,044,000 (based on the per share closing price on June 30, 2018, the last business day of the Company’s second fiscal quarter, as reported on the NASDAQ Global Select Market). In making this calculation, the registrant has assumed, without admitting for any purpose, that all directors and executive officers of the registrant, and no other persons, are affiliates.

The number of shares of the registrant’s common stock, par value $0.01 per share (the “Common Stock”), outstanding as of the close of business on January 25, 2019 was 40,116,864.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following document are incorporated by reference in this Form 10-K as indicated herein:

Document	Part of 10-K Into Which Incorporated
Proxy Statement relating to Landstar System, Inc.’s Annual Meeting of Stockholders scheduled to be held on May 21, 2019	Part III

LANDSTAR SYSTEM, INC.

2018 ANNUAL REPORT ON FORM 10-K

PART I

Item 1. Business

General

Landstar System, Inc. was incorporated in January 1991 under the laws of the State of Delaware. It acquired all of the capital stock of its predecessor, Landstar System Holdings, Inc. (“LSHI”) on March 28, 1991. Landstar System, Inc. has been a publicly held company since its initial public offering in March 1993. LSHI owns directly or indirectly all of the common stock of the following companies collectively referred to herein as Landstar’s “Operating Subsidiaries”: Landstar Ranger, Inc. (“Landstar Ranger”), Landstar Inway, Inc. (“Landstar Inway”), Landstar Ligon, Inc. (“Landstar Ligon”), Landstar Gemini, Inc. (“Landstar Gemini”), Landstar Transportation Logistics, Inc. (“Landstar Transportation Logistics”), Landstar Global Logistics, Inc. (“Landstar Global Logistics”), Landstar Express America, Inc. (“Landstar Express America”), and Landstar Canada, Inc. (“Landstar Canada”). Landstar System, Inc., LSHI, the Operating Subsidiaries and the other affiliated companies referred to herein are collectively referred to as “Landstar” or the “Company,” unless the context otherwise requires. The Company’s principal executive offices are located at 13410 Sutton Park Drive South, Jacksonville, Florida 32224 and its telephone number is (904) 398-9400. The Company makes available free of charge through its website its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements on Schedule 14A and any amendments to those reports filed or furnished pursuant to Section 13(a) of 15(d) of the Exchange Act as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission (“SEC”). The Company’s website is www.landstar.com. The SEC maintains a website at http://www.sec.gov that contains the Company’s current and periodic reports, proxy and information statements and other information filed electronically with the SEC.

On September 20, 2017, Landstar Metro, S.A.P.I. de C.V. (“Landstar Metro”), a recently formed subsidiary of the Company, acquired substantially all of the assets of the asset-light transportation logistics business of Fletes Avella, S.A. de C.V., a Mexican transportation logistics company (“Fletes Avella”). In connection with the acquisition, individuals affiliated with the seller subscribed for equity interests in Landstar Metro and Landstar Metro Servicios S.A.P.I. de C.V. (“Landstar Servicios”) and, as of December 29, 2018, owned in the aggregate approximately 21% of the equity interests of each of them. On January 29, 2019, Landstar acquired all of the outstanding equity interests in Landstar Metro and Landstar Servicios held by the minority equityholders and, accordingly, as of such date, Landstar Metro and Landstar Servicios each are wholly-owned subsidiaries of the Company. Landstar Metro provides freight and logistics services within Mexico. Landstar Servicios provides various administrative, financial, operational, safety and compliance services to Landstar Metro.

Description of Business

Landstar is a worldwide asset-light provider of integrated transportation management solutions. The Company offers services to its customers across multiple transportation modes, with the ability to arrange for individual shipments of freight to enterprise-wide solutions to manage all of a customer’s transportation needs. Landstar provides services principally throughout the United States and to a lesser extent in Canada and Mexico, and between the United States and Canada, Mexico and other countries around the world. The Company’s services emphasize safety, information coordination and customer service and are delivered through a network of over 1,200 independent commission sales agents and over 68,000 third party capacity providers, primarily truck capacity providers, linked together by a series of technological applications which are provided and coordinated by the Company.

Landstar markets its integrated transportation management solutions primarily through independent commission sales agents and exclusively utilizes third party capacity providers to transport customers’ freight. Landstar’s independent commission sales agents enter into contractual arrangements with the Company and are responsible for locating freight, making that freight available to Landstar’s capacity providers and coordinating the transportation of the freight with customers and capacity providers. The Company’s third party capacity providers consist of independent contractors who provide truck capacity to the Company under exclusive lease arrangements (the “BCO Independent Contractors”), unrelated trucking companies who provide truck capacity to the Company under non-exclusive contractual arrangements (the “Truck Brokerage Carriers”), air cargo carriers, ocean cargo carriers and railroads. Through this network of agents and capacity providers linked together by Landstar’s information technology systems, Landstar operates an integrated transportation management solutions business primarily throughout North America with revenue of $4.6 billion during the most recently completed fiscal year. The nature of the Company’s business is such that a significant portion of its operating costs varies directly with revenue. The Company reports the results of two operating segments: the transportation logistics segment and the insurance segment.

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

Truck Services. The transportation logistics segment’s truck transportation services include a full array of truckload transportation for a wide range of commodities and, to a lesser degree, less-than-truckload transportation services. A significant portion of the Company’s truckload services are delivered in the spot market over irregular or non-repetitive routes, while approximately 30% of the Company’s fiscal year 2018 truck transportation revenue was provided utilizing Landstar provided trailing equipment, which frequently are used on more routine, regular routes. The Company utilizes a broad assortment of equipment, including dry and specialty vans of various sizes, unsided/platform trailers (including flatbeds, drop decks and specialty trailers), temperature-controlled vans and containers. Available truck transportation services also include short-to-long haul movement of containers by truck and expedited ground and dedicated power-only truck capacity. During fiscal year 2018, revenue generated by BCO Independent Contractors and Truck Brokerage Carriers was 43% and 49%, respectively, of consolidated revenue. Also, during fiscal year 2018, truck transportation revenue generated via van equipment and unsided/platform trailing equipment was 65% and 32%, respectively, of truck transportation revenue and less-than-truckload revenue was 2% of truck transportation revenue. The Company’s truck services contributed 93% of consolidated revenue in each of fiscal years 2018, 2017 and 2016.

Landstar Metro provides freight and logistics services within the country of Mexico and in conjunction with Landstar’s U.S./Mexico cross-border services. Landstar Servicios provides various administrative, financial, operational, safety and compliance services to Landstar Metro. The results of operations from Landstar Metro and Landstar Servicios are presented as part of the Company’s transportation logistics segment. Revenue from Landstar Metro represented less than 1% of the Company’s transportation logistics segment revenue in fiscal year 2018.

Rail Intermodal Services. The transportation logistics segment has contracts with Class 1 domestic and Canadian railroads, certain short-line railroads and most major asset-based intermodal equipment providers, including agreements with stacktrain operators and container and trailing equipment companies. In addition, the transportation logistics segment has contracts with a vast network of local trucking companies that handle pick-up and delivery of rail freight. These contracts provide the transportation logistics segment the ability to transport freight via rail throughout the United States, Canada and Mexico. The transportation logistics segment’s rail intermodal service capabilities include trailer on flat car, container on flat car, box car and railcar. The transportation logistics segment’s rail intermodal services contributed 3% of consolidated revenue in each of fiscal years 2018, 2017 and 2016.

Air and Ocean Services. The transportation logistics segment provides domestic and international air services and ocean services to its customers. The Company executes international air freight transportation as an International Air Transport Association (IATA) certified Indirect Air Carrier (IAC) and international ocean freight transportation as an Ocean Transportation Intermediary (OTI) licensed by the Federal Maritime Commission (FMC) as a non-vessel operating common carrier (NVOCC) and ocean freight forwarder. Through its network of independent commission sales agents, relationships within a global network of foreign freight forwarders and contracts with a number of airlines and ocean lines, the transportation logistics segment provides efficient and cost effective door-to-door transportation to most points in the world for a vast array of cargo types such as over-sized break bulk, consolidations, full container loads, less-than container loads and refrigerated freight. The transportation logistics segment’s air and ocean services contributed 3% of consolidated revenue in both fiscal years 2018 and 2017 and 2% of consolidated revenue in fiscal year 2016.

Insurance Segment

The insurance segment is comprised of Signature Insurance Company (“Signature”), a wholly owned offshore insurance subsidiary, and Risk Management Claim Services, Inc. (“RMCS”). The insurance segment provides risk and claims management services to certain of Landstar’s Operating Subsidiaries. In addition, it reinsures certain risks of the Company’s BCO Independent Contractors and provides certain property and casualty insurance directly to certain of Landstar’s Operating Subsidiaries. Revenue at the insurance segment represents reinsurance premiums from third party insurance companies that provide insurance programs to BCO Independent Contractors where all or a portion of the risk of loss is ultimately borne by Signature. Revenue at the insurance segment represented approximately 1% of the Company’s consolidated revenue in each of fiscal years 2018, 2017 and 2016. See “Notes to Consolidated Financial Statements” for the amount of revenue from external customers, measure of profit and total assets attributable to the insurance segment for the last three fiscal years.

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

Management believes the Company has more independent commission sales agents than any other asset-light integrated transportation management solutions company in the United States. Landstar’s vast network of independent commission sales agent locations provides the Company regular contact with shippers at the local level and the capability to be highly responsive to shippers’ changing needs. The Company’s large fleet of available capacity provides the agent network the resources needed to service both large and small shippers. Through its agent network, the Company offers smaller shippers a level of service comparable to that typically enjoyed only by larger customers. Examples include the ability to provide transportation services on short notice, multiple pick-up and delivery points, automated information flow, access to specialized equipment, spotted van trailers and drop-and-hook operations. In addition, a number of the Company’s agents specialize in certain types of freight and transportation services (such as oversized or heavy loads and/or rail, air and international freight transportation). Each independent commission sales agent has the opportunity to market all of the services provided by the transportation logistics segment.

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

Commissions to agents are based on contractually agreed-upon percentages of revenue or net revenue, defined as revenue less the cost of purchased transportation, or net revenue less a contractually agreed upon percentage of revenue retained by Landstar. Commissions to agents as a percentage of consolidated revenue will vary directly with fluctuations in the percentage of consolidated revenue generated by the various modes of transportation and reinsurance premiums and with changes in net revenue margin, defined as net revenue divided by revenue, on services provided by Truck Brokerage Carriers, railroads, air cargo carriers and ocean cargo carriers. Commissions to agents are recognized over the freight transit period as the performance obligation to the customer is completed.

The Company had 608 and 542 agents who each generated at least $1 million in Landstar revenue (the “Million Dollar Agents”) during fiscal years 2018 and 2017, respectively. Landstar revenue from the Million Dollar Agents in the aggregate represented 94% and 92% of consolidated revenue in 2018 and 2017, respectively. Annually, the Company has experienced very few terminations of its Million Dollar Agents, whether such terminations are initiated by the agent or the Company. Annual terminations of Million Dollar Agents are typically less than 3% of the total number of Million Dollar Agents. Management believes that the majority of the Million Dollar Agents choose to represent the Company exclusively.

Third Party Capacity

The Company relies exclusively on independent third parties for its hauling capacity other than for trailing equipment owned or leased by the Company and utilized primarily by the BCO Independent Contractors. These third party transportation capacity providers consist of BCO Independent Contractors, Truck Brokerage Carriers, air and ocean cargo carriers and railroads. Landstar’s use of capacity provided by third parties allows it to maintain a lower level of capital investment, resulting in lower fixed costs. During fiscal year 2018, revenue generated by BCO Independent Contractors, Truck Brokerage Carriers and railroads represented approximately 43%, 49% and 3%, respectively, of the Company’s consolidated revenue. Collectively, revenue generated by air and ocean cargo carriers represented approximately 3% of the Company’s consolidated revenue during fiscal year 2018. Historically, the gross profit margin (defined as gross profit, which is defined as revenue less the cost of purchased transportation and commissions to agents, divided by revenue) generated from freight hauled by BCO Independent Contractors has been greater than that from freight hauled by other third party capacity providers. However, the Company’s insurance and claims costs, depreciation costs and other operating costs are incurred primarily in support of BCO Independent Contractor capacity. In addition, as further described in the “Corporate Services” section that follows, the Company incurs significantly higher selling, general and administrative costs in support of BCO Independent Contractor capacity as compared to the other modes of transportation. Purchased transportation costs are recognized over the freight transit period as the performance obligation to the customer is completed.

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

The Company’s BCO Independent Contractors are compensated primarily based on a contractually agreed-upon percentage of revenue generated by loads they haul. This percentage generally ranges from 62% to 74% where the BCO Independent Contractor provides only a tractor and 73% to 78% where the BCO Independent Contractor provides both a tractor and trailing equipment. The BCO Independent Contractor must pay substantially all of the expenses of operating his/her equipment, including driver wages and benefits, fuel, physical damage insurance, maintenance, highway use taxes and debt service, if applicable. The Company passes 100% of fuel surcharges billed to customers for freight hauled by BCO Independent Contractors to its BCO Independent Contractors. During fiscal year 2018, the Company billed customers $241.7 million in fuel surcharges and passed 100% of such fuel surcharges to the BCO Independent Contractors. These fuel surcharges are excluded from revenue and the cost of purchased transportation.

The Company maintains internet-based applications for mobile and desktop devices through which BCO Independent Contractors can view a comprehensive listing of the Company’s available freight, allowing them to consider rate, size, origin and destination when planning trips. The Landstar Contractors’ Advantage Purchasing Program (LCAPP) leverages Landstar’s purchasing power to provide discounts to eligible BCO Independent Contractors when they purchase equipment, fuel, tires and other items. In addition, Landstar Contractor Financing, Inc. provides a source of funds at competitive interest rates to the BCO Independent Contractors to purchase trailing equipment.

The number of trucks provided to the Company by BCO Independent Contractors was 10,599 at December 29, 2018, compared to 9,696 at December 30, 2017. At December 29, 2018, approximately 97% of the trucks provided by BCO Independent Contractors were provided by BCO Independent Contractors who provided five or fewer trucks to the Company. The number of trucks provided by BCO Independent Contractors fluctuates daily as a result of truck recruiting and truck terminations. More trucks were recruited in fiscal year 2018 than in fiscal year 2017 and trucks terminated were lower in fiscal year 2018 than in fiscal year 2017, resulting in an overall net increase of 903 trucks during fiscal year 2018. Landstar’s BCO Independent Contractor truck turnover was approximately 24% in fiscal year 2018 compared to 31% in fiscal year 2017. Approximately 44% of 2018 turnover was attributable to BCO Independent Contractors who had been with the Company for less than one year. Management believes that factors that have historically favorably impacted turnover include the Company’s extensive agent network, the quality of available freight, the Company’s programs to reduce the operating costs of its BCO Independent Contractors and Landstar’s reputation for quality, service, reliability and financial strength.

Truck Brokerage Carriers. At December 29, 2018, the Company maintained a database of over 59,000 approved Truck Brokerage Carriers who provide truck capacity to the Company. Truck Brokerage Carriers provide truck capacity to the Company under non-exclusive contractual arrangements and each operates under its own DOT-issued motor carrier operating authority. Truck Brokerage Carriers are paid either a negotiated rate for each load hauled or, to a lesser extent, a contractually agreed-upon fixed rate per load. The Company recruits, approves, establishes contracts with and tracks safety ratings and service records of these third party trucking companies. In addition to providing additional capacity to the Company, the use of Truck Brokerage Carriers enables the Company to pursue different types and quality of freight such as temperature-controlled, short-haul traffic and less-than-truckload and, in certain instances, lower-priced freight that generally would not be handled by the Company’s BCO Independent Contractors.

The Company maintains an internet site through which Truck Brokerage Carriers can view a listing of the Company’s freight that is available to them. The Landstar Savings Plus Program leverages Landstar’s purchasing power to provide discounts to eligible Truck Brokerage Carriers when they purchase fuel and equipment and provides the Truck Brokerage Carriers with an electronic payment option.

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

Trailing Equipment

The Company offers its customers a large and diverse fleet of trailing equipment. The following table illustrates the mix of the trailing equipment as of December 29, 2018, either provided by the BCO Independent Contractors or owned or leased by the Company and made available primarily to BCO Independent Contractors. In general, Truck Brokerage Carriers utilize their own trailing equipment when providing transportation services on behalf of Landstar. Truck Brokerage Carrier trailing equipment is not included in the following table:

Trailers by Type
Van	13,502
Unsided/platform, including flatbeds, step decks, drop decks and low boys	3,109
Temperature-controlled	132

Total	16,743

Specialized services offered by the Company include those provided by a large fleet of flatbed trailers and multi-axle trailers capable of hauling extremely heavy or oversized loads. Management believes the Company, along with its network of capacity providers, offers one of the largest fleets of heavy/specialized trailing equipment in North America.

At December 29, 2018, 12,280 of the trailers available to the BCO Independent Contractors were owned by the Company and 377 were leased. In addition, at December 29, 2018, 4,086 trailers were provided by the BCO Independent Contractors. Approximately 30% of Landstar’s truck transportation revenue was generated on Landstar provided trailing equipment during fiscal year 2018.

Customers

The Company’s customer base is highly diversified and dispersed across many industries, commodities and geographic regions. The Company’s top 100 customers accounted for approximately 43% and 42%, respectively, of consolidated revenue during fiscal years 2018 and 2017. Management believes that the Company’s overall size, mobile and digital applications, geographic coverage, access to equipment and diverse service capability offer the Company significant competitive marketing and operating advantages. These advantages allow the Company to meet the needs of even the largest shippers. Larger shippers often consider reducing the number of authorized carriers they use in favor of a small number of “core carriers,” such as the Company, whose size and diverse service capabilities enable these core carriers to satisfy most of the shippers’ transportation needs. The Company’s national account customers include the United States Department of Defense and many of the companies included in the Fortune 500. Large shippers are also using third party logistics providers (“3PLs”) to outsource the management and coordination of their transportation needs. 3PLs and other transportation companies also utilize the Company’s available transportation capacity to satisfy their obligations to their shippers. There were ten transportation service providers, including 3PLs, included in the Company’s top 25 customers for fiscal year 2018. Management believes the Company’s network of agents and third party capacity providers allows it to efficiently attract and service smaller shippers which may not be as desirable to other large transportation providers (see above under “Agent Network”). No customer accounted for more than 4% of the Company’s 2018 revenue.

Technology

Management believes leadership in the development, operation and support of mobile and digital software applications is an ongoing part of providing high quality service. Landstar focuses on providing integrated transportation management solutions which emphasize customer service and information coordination among its independent commission sales agents, customers, capacity providers and employees. The Company continues to focus on identifying, purchasing or developing and implementing software applications and tools which are designed to: (i) assist Landstar independent commission sales agents in efficiently sourcing capacity, pricing transportation services and managing and analyzing their independent businesses, (ii) assist customers in meeting their transportation needs, (iii) assist our third party capacity providers in identifying desirable freight opportunities and operating their independent businesses, and (iv) improve operational and administrative efficiency throughout the Company. Landstar intends to continue to improve its technologies to meet the total needs of its agents, customers and third party capacity providers and remains engaged in various multi-year projects aimed at increasing efficiencies, primarily through technology, at Landstar and across our agent and third party capacity network.

The Company’s information technology systems used in connection with its operations are located in Jacksonville, Florida and, to a lesser extent, in Rockford, Illinois. In addition, the Company utilizes several third party data centers throughout the U.S. Landstar relies, in the regular course of its business, on the proper operation of its information technology systems.

Corporate Services

The Company provides many administrative support services to its network of independent commission sales agents, third party capacity providers and customers. Management believes that the mobile and digital applications purchased or developed and maintained by the Company and its administrative support services provide operational and financial advantages to its independent commission sales agents, third party capacity providers and customers. These, in turn, enhance the operational and financial efficiency of all aspects of the network.

Administrative support services that provide operational and financial advantages to the network include customer contract administration, customer credit review and approvals, pricing, customer billing, accounts receivable collections, third party capacity settlement, operator and equipment safety and compliance management for our network of BCO Independent Contractors, insurance claims handling, coordination of vendor discount programs and third party capacity sourcing programs. Marketing and advertising strategies are also provided by the Company. The Company’s practices of accepting customer credit risk and paying its agents and carriers promptly provides a significant competitive advantage to the Company in comparison to less capitalized competitors.

Competition

Landstar competes primarily in the transportation and logistics services industry with truckload carriers, third party logistics companies, digital freight matching companies, intermodal transportation and logistics service providers, railroads, less-than-truckload carriers and other asset-light transportation and logistics service providers. The transportation and logistics services industry is extremely competitive and fragmented.

Management believes that competition for freight transported by the Company is based on service, efficiency and freight rates, which are influenced significantly by the economic environment, particularly the amount of available transportation capacity and freight demand. Management believes that Landstar’s overall size, service offerings and availability of a wide range of equipment, together with its geographically dispersed local independent agent network, present the Company with significant competitive advantages over many transportation and logistics service providers.

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

Interstate motor carrier operations are subject to safety requirements prescribed by the FMCSA. Each truck operator, whether working as a BCO Independent Contractor or for a Truck Brokerage Carrier, is required to have a commercial driver’s license and may be subject to mandatory drug and alcohol testing. The FMCSA’s commercial driver’s license and drug and alcohol testing requirements have not adversely affected the Company’s ability to source the capacity necessary to meet its customers’ transportation needs. In addition, FMCSA mandated the use of electronic logging devices (ELDs) in certain over-the-road commercial motor vehicles effective December 18, 2017. The FMCSA’s ELD mandate has not adversely affected the size of the Company’s fleet of BCO Independent Contractors or its ability to source truck capacity provided by Truck Brokerage Carriers.

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

Employees

As of December 29, 2018, the Company and its subsidiaries employed 1,306 individuals. Four Landstar Ranger drivers (out of a Company total of approximately 10,599 drivers for BCO Independent Contractors) are members of the International Brotherhood of Teamsters. The Company considers relations with its employees to be good.

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

Dependence on third party insurance companies. The Company is dependent on a limited number of third party insurance companies to provide insurance coverage in excess of its self-insured retention amounts. Historically, the Company has maintained insurance coverage for commercial trucking claims in excess of specific per occurrence limits, up to various maximum amounts, with a limited number of third party insurance companies. In an attempt to manage the cost of insurance and claims, the Company has historically increased or decreased the level of its financial exposure to commercial trucking claims on a per occurrence basis by increasing or decreasing its level of self-insured retention based on the estimated cost differential between proposed premiums from third party insurance companies and historical losses experienced by the Company at various levels of self-insured retention. To the extent that the third party insurance companies propose increases to their premiums for coverage of commercial trucking claims, the Company may decide to pay such increased premiums or increase its financial exposure on an aggregate or per occurrence basis, including by increasing the amount of its self-insured retention. In fact, in 2016, two of the largest third party insurers providing excess coverage for commercial trucking claims in the United States announced that in light of increased severity trends related to the increase in losses attributable to unfavorable verdicts, they would no longer provide such coverage. This decision by these two third party insurers had a significant negative impact on the availability and pricing of excess coverage for commercial trucking claims in the United States. No assurances can be given that other third party insurers will not also decide to exit the market as a provider of excess coverage for commercial trucking claims in the United States, which could have a further negative effect on the availability and pricing of such coverage. Accordingly, no assurance can be given that insurance coverage from third party insurers for claims in excess of the Company’s current $5 million self-insured retention will continue to be available on commercially reasonable terms.

Dependence on independent commission sales agents. As noted above in Item 1, “Business — Factors Significant to the Company’s Operations — Agent Network,” the Company markets its services primarily through independent commission sales agents. During fiscal year 2018, 608 agents generated revenue for Landstar of at least $1 million each, or in the aggregate approximately 94% of Landstar’s consolidated revenue. Landstar competes with motor carriers and other third parties for the services of these independent commission sales agents. Landstar has historically experienced very limited agent turnover in the number of its Million Dollar Agents. There can be no assurances, however, that Landstar will continue to experience very limited turnover of its Million Dollar Agents in the future. Landstar’s contracts with its agents, including its Million Dollar Agents, are typically terminable without cause upon 10 to 30 days’ notice by either party and generally contain significant but not unqualified non-compete provisions limiting the ability of a former agent to compete with Landstar for a specified period of time post-termination, and other restrictive covenants. The loss of some of the Company’s Million Dollar Agents and/or a significant decrease in revenue generated by Million Dollar Agents could have a material adverse effect on Landstar, including its results of operations and revenue.

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

In addition, Landstar hauls a significant number of shipments that have either been imported into the United States or are destined for export from the United States. Any decision by the U.S. government to adopt actions such as a border tax on imports, an increase in customs duties or tariffs, the renegotiation of U.S. trade agreements or any other action that could have a negative impact on international trade could cause a reduction in the volume of freight shipped by many Landstar customers. Any changes in tax and trade policies in the United States and corresponding actions by other countries could adversely affect our financial performance.

Substantial industry competition. As noted above in Item 1, “Business — Factors Significant to the Company’s Operations — Competition,” Landstar competes primarily in the transportation and logistics services industry. This industry is extremely competitive and fragmented. Landstar competes primarily with truckload carriers, intermodal transportation service providers, railroads, less-than-truckload carriers, third party logistics companies, digital freight matching companies and other asset-light transportation and logistics service providers. Management believes that competition for the freight transported by the Company is based on service, efficiency and freight rates, which are influenced significantly by the economic environment, particularly the amount of available transportation capacity and freight demand. Historically, competition has created downward pressure on freight rates. In addition, many large shippers are using third party logistics providers (“3PLs”) other than the Company to outsource the management and coordination of their transportation needs rather than directly arranging for transportation services with carriers. As noted above, there were ten transportation service providers, including 3PLs, included in the Company’s top 25 customers for the fiscal year ended December 29, 2018. Usage by large shippers of 3PLs often provides carriers, such as the Company, with a less direct relationship with the shipper and, as a result, may increase pressure on freight rates while making it more difficult for the Company to compete primarily based on service and efficiency. A decrease in freight rates could have a material adverse effect on Landstar, including its revenue and operating income.

Status of independent contractors. In recent years, the topic of the classification of individuals as employees or independent contractors has gained increased attention among federal and state regulators as well as the plaintiffs’ bar. Various legislative or regulatory proposals have been introduced at the federal and state levels that may affect the classification status of individuals as independent contractors or employees for either employment tax purposes (withholding, social security, Medicare and unemployment taxes) or other benefits available to employees (most notably, workers’ compensation benefits). Recently, certain states (most prominently, California) have seen significant increased activity by tax and other regulators and numerous class action lawsuits filed against transportation companies that engage independent contractors. For example, on January 25, 2019, a purported class action was filed in the Superior Court of the State of California for the County of San Bernardino by Hany Tanious, as an individual and on behalf of all others similarly situated, against Landstar System, Inc. and Landstar Ranger, Inc.

(together, the “Defendants”). Mr. Tanious is a truck owner-operator and formerly an independent contractor who was a party to an independent contractor operating agreement with Landstar Ranger, Inc. The complaint asserts claims based on the alleged misclassification of Mr. Tanious as an independent contractor and alleges violations under California law relating to overtime, minimum wage, meal and rest breaks, failure to reimburse certain expenses, wage statements, waiting time and unfair competition. See Item III, “Legal Proceedings” for further information.

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

In December 2010, the FMCSA introduced the Compliance Safety Accountability (CSA) motor carrier oversight program. The Company believes the intent of this program is to improve regulatory oversight of motor carriers and commercial drivers using a safety measurement system methodology that is fundamentally different from the methodology that the FMCSA historically relied upon. Under CSA, the FMCSA monitors seven Behavior Analysis and Safety Improvement Categories, or BASICs, under which a motor carrier may be evaluated against established threshold scores for each such BASIC. In the event a motor carrier has one or more BASIC scores that exceeds the applicable threshold, the motor carrier has an increased risk of roadside inspection and/or compliance review by FMCSA. Under the Fixing America’s Surface Transportation Act, or the “FAST Act” signed into law on December 4, 2015, the FMCSA was required to engage the National Research Council to conduct a study of CSA and the Safety Measurement System (SMS) utilized by the CSA program. As a result of the FAST Act, the FMCSA announced the removal of the BASIC scores from public view and that such scores are expected to remain hidden from public view while changes to CSA are considered. In 2018, the FMCSA announced significant anticipated changes to CSA that if enacted would be expected to have a material impact on the current program. No assurances can be given with respect to the changes that may be made to the CSA program, or any replacement or supplemental program, in the future and what impact a new or revised motor carrier oversight program implemented by the FMCSA could have on the Company, its motor carrier operations or the aggregate number of trucks that provide hauling capacity to the Company.

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

Disruptions or failures in the Company’s computer systems; cyber and other information security incidents. As noted above in Item 1, “Business — Factors Significant to the Company’s Operations — Technology,” the Company’s information technology systems used in connection with its operations are located in Jacksonville, Florida and to a lesser extent in Rockford, Illinois. In addition, the Company utilizes several third party data centers throughout the U.S. Landstar relies, in the regular course of its business, on the proper operation of its information technology systems to link its extensive network of customers, agents and third party capacity providers, including its BCO Independent Contractors. Although the Company has redundant systems for its critical operations, any significant disruption or failure of its technology systems or those of third party data centers on which it relies could significantly disrupt the Company’s operations and impose significant costs on the Company. Moreover, it is critical that the data processed by or stored in the Company’s information technology systems or otherwise in the Company’s possession remain confidential, as it often includes confidential, proprietary and/or competitively sensitive information regarding our customers, agents and third party capacity providers, employee records and key financial and operational results and statistics. Cyber incidents that impact the security, availability, reliability, speed, accuracy or other proper functioning of these systems and data, including outages, computer viruses, break-ins and similar disruptions, could have a significant impact on our operations. Accordingly, information security and the continued development and enhancement of the controls and processes designed to protect our systems, computers, software, data and networks from attack, damage or unauthorized access remain a priority for us. Although we believe that we have robust security procedures and other safeguards in place, as threats continue to evolve, we may be required to expend additional resources to continue to enhance our information security measures and/or to investigate and remediate any security vulnerabilities. For example, in the first quarter of 2016, we were subject to “spear-phishing” attacks through which third parties were able to obtain personal employee data. We have undertaken a number of remedial measures in response, including enhancing our security systems and additional training for our employees. Additional incidents may occur in the future and may have a material adverse effect on our business and operations. A significant incident, including system failure, security breach, disruption by malware, or other damage, could interrupt or delay our operations, damage our reputation, cause a loss of customers, agents and/or third party capacity providers, expose us to a risk of loss or litigation, and/or cause us to incur significant time and expense to remedy such an event, any of which could have a material adverse impact on our results of operations and financial condition.

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

Item 3. Legal Proceedings

On January 25, 2019, a purported class action was filed in the Superior Court of the State of California for the County of San Bernardino against Landstar System, Inc. and Landstar Ranger, Inc. (together, the “Defendants”). The complaint purports to bring this action on behalf of Hany Tanious, as an individual, and “all owner operators who performed work for the Defendants, and who were classified as independent contractors, during the four years preceding the filing of this action through the present.” Mr. Tanious is a truck owner-operator and formerly an independent contractor who was a party to an independent contractor operating agreement with Landstar Ranger, Inc.. The complaint asserts claims based on the alleged misclassification of Mr. Tanious as an independent contractor and alleges violations under California law relating to overtime, minimum wage, meal and rest breaks, failure to reimburse certain expenses, wage statements, waiting time and unfair competition. Mr. Tanious is seeking, on behalf of himself and the purported class, payment of minimum wages, restitution and certain statutory damages and penalties, including compensatory, consequential, general, liquidated and special damages. None of the California Labor Code provisions under which Mr. Tanious seeks relief apply to independent contractors. Due to a number of factors including the preliminary status of this matter, the Company does not believe it is in a position to conclude whether or not there is a reasonable possibility of an adverse outcome in this case or what damages, if any, the plaintiffs would be awarded should they prevail on all or any part of their claims. However, the Company believes it has meritorious defenses and it intends to assert these defenses vigorously.

The Company is also involved in certain other claims and pending litigation arising from the normal conduct of business. Many of these claims are covered in whole or in part by insurance. Based on knowledge of the facts and, in certain cases, opinions of outside counsel, management believes that adequate provisions have been made for probable losses with respect to the resolution of all such claims and pending litigation and that the ultimate outcome, after provisions therefor, will not have a material adverse effect on the financial condition of the Company, but could have a material effect on the results of operations in a given quarter or year.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Common Stock of the Company is listed and traded on the NASDAQ Global Select Market under the symbol “LSTR.”

The reported last sale price per share of the Common Stock as reported on the NASDAQ Global Select Market on January 25, 2019 was $103.07 per share. As of such date, Landstar had 40,116,864 shares of Common Stock outstanding and had 90 stockholders of record of its Common Stock. However, the Company estimates that it has a significantly greater number of stockholders because a substantial number of the Company’s shares are held by brokers or dealers for their customers in street name.

Purchases of Equity Securities by the Company

The following table provides information regarding the Company’s purchases of its Common Stock during the period from September 30, 2018 to December 29, 2018, the Company’s fourth fiscal quarter:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares That May Yet Be Purchased Under the Programs
September 29, 2018				2,000,000
Sept. 30, 2018 – Oct. 27, 2018	—	$—	—	2,000,000
Oct. 28, 2018 – Nov. 24, 2018	1,000,000	102.60	1,000,000	1,000,000
Nov. 25, 2018 – Dec. 29, 2018	—	—	—	1,000,000

Total	1,000,000	$102.60	1,000,000

On May 19, 2015, the Landstar System, Inc. Board of Directors authorized the Company to increase the number of shares of the Company’s Common Stock that the Company is authorized to purchase from time to time in the open market and in privately negotiated transactions under a previously announced purchase program to 3,000,000 shares. This program was completed during the 2018 fourth fiscal quarter. On December 11, 2017, the Landstar System, Inc. Board of Directors authorized the Company to purchase up to 1,963,875 shares of the Company’s Common Stock from time to time in the open market and in privately negotiated transactions. As of December 29, 2018, the Company had authorization to purchase 1,000,000 shares of its Common Stock under this program. On January 23, 2019, the Landstar System, Inc. Board of Directors authorized the Company to purchase up to 1,000,000 additional shares of the Company’s Common Stock from time to time in the open market and in privately negotiated transactions. As of January 23, 2019, the Company had authorization to purchase in the aggregate up to 2,000,000 shares of its Common Stock under these programs. No specific expiration date has been assigned to the December 11, 2017 or January 23, 2019 authorizations.

Equity Compensation Plan Information

The Company maintains a stock compensation plan for members of its Board of Directors and two employee equity incentive plans. The following table presents information related to securities authorized for issuance under these plans at December 29, 2018:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted-average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Security Holders	89,114	$50.44	3,915,036
Equity Compensation Plans Not Approved by Security Holders	0	0	0

Under the 2011 Equity Incentive Plan (the “2011 EIP”), the issuance of (i) a non-vested share of Landstar Common Stock issued in the form of restricted stock and (ii) a share of Landstar Common Stock issued upon the vesting of a previously granted restricted stock unit each counts as the issuance of two securities against the number of securities available for future issuance. Included in the number of securities remaining available for future issuance under equity compensation plans were 72,742 shares of Common Stock reserved for issuance under the 2013 Directors’ Stock Compensation Plan.

Financial Model Shareholder Returns

The following graph illustrates the return that would have been realized, assuming reinvestment of dividends, by an investor who invested $100 in each of the Company’s Common Stock, the Standard and Poor’s 500 Stock Index and the Dow Jones Transportation Stock Index for the period commencing December 28, 2013 through December 29, 2018.

Item 6. Selected Financial Data

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

SELECTED CONSOLIDATED FINANCIAL DATA

(Dollars in thousands, except per share amounts)

	Fiscal Years
Income Statement Data:	2018	2017	2016	2015	2014
Revenue	$4,615,144	$3,646,364	$3,167,634	$3,321,091	$3,184,790
Investment income	3,816	2,498	1,502	1,396	1,381
Costs and expenses:
Purchased transportation	3,569,961	2,805,109	2,415,663	2,551,343	2,461,143
Commissions to agents	378,002	297,410	264,205	270,260	250,780
Other operating costs, net of gains on asset sales/dispositions	31,803	28,687	29,702	31,618	25,771
Insurance and claims	75,677	62,545	57,280	48,754	46,280
Selling, general and administrative	188,212	170,583	143,239	149,704	150,250
Depreciation and amortization	43,570	40,560	35,796	29,102	27,575

Total costs and expenses	4,287,225	3,404,894	2,945,885	3,080,781	2,961,799

Operating income	331,735	243,968	223,251	241,706	224,372
Interest and debt expense	3,354	3,166	3,794	2,949	3,177

Income before income taxes	328,381	240,802	219,457	238,757	221,195
Income taxes	73,168	63,806	82,107	91,068	82,386

Net income	255,213	176,996	137,350	147,689	138,809
Less: Net loss attributable to noncontrolling interest	(68)	(92)	—	—	—

Net income attributable to Landstar System, Inc. and subsidiary	$255,281	$177,088	$137,350	$147,689	$138,809

Earnings per common share attributable to Landstar System, Inc. and subsidiary	$6.19	$4.22	$3.26	$3.38	$3.09
Diluted earnings per share attributable to Landstar System, Inc. and subsidiary	$6.18	$4.21	$3.25	$3.37	$3.07
Dividends per common share	$0.63	$1.88	$0.34	$0.30	$1.26

Balance Sheet Data:	Dec. 29, 2018	Dec. 30, 2017	Dec. 31, 2016	Dec. 26, 2015	Dec. 27, 2014
Total assets	$1,380,564	$1,352,460	$1,096,591	$991,518	$1,037,616
Long-term debt, including current maturities	128,425	125,113	138,304	124,292	111,321
Equity	689,133	653,877	542,557	466,237	488,261

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

Introduction

Landstar System, Inc. and its subsidiary, Landstar System Holdings, Inc. (together, referred to herein as “Landstar” or the “Company”), is a worldwide asset-light provider of integrated transportation management solutions. The Company offers services to its customers across multiple transportation modes, with the ability to arrange for individual shipments of freight to enterprise-wide solutions to manage all of a customer’s transportation needs. Landstar provides services principally throughout the United States and to a lesser extent in Canada and Mexico, and between the United States and Canada, Mexico and other countries around the world. The Company’s services emphasize safety, information coordination and customer service and are delivered through a network of over 1,200 independent commission sales agents and 68,000 third party capacity providers, primarily truck capacity providers, linked together by a series of technological applications which are provided and coordinated by the Company. The nature of the Company’s business is such that a significant portion of its operating costs varies directly with revenue.

Landstar markets its integrated transportation management solutions primarily through independent commission sales agents and exclusively utilizes third party capacity providers to transport customers’ freight. Landstar’s independent commission sales agents enter into contractual arrangements with the Company and are responsible for locating freight, making that freight available to Landstar’s capacity providers and coordinating the transportation of the freight with customers and capacity providers. The Company’s third party capacity providers consist of independent contractors who provide truck capacity to the Company under exclusive lease arrangements (the “BCO Independent Contractors”), unrelated trucking companies who provide truck capacity to the Company under non-exclusive contractual arrangements (the “Truck Brokerage Carriers”), air cargo carriers, ocean cargo carriers and railroads. Through this network of agents and capacity providers linked together by Landstar’s information technology systems, Landstar operates an integrated transportation management solutions business primarily throughout North America with revenue of $4.6 billion during the most recently completed fiscal year. The Company reports the results of two operating segments: the transportation logistics segment and the insurance segment.

The transportation logistics segment provides a wide range of integrated transportation management solutions. Transportation services offered by the Company include truckload and less-than-truckload transportation, rail intermodal, air cargo, ocean cargo, expedited ground and air delivery of time-critical freight, heavy-haul/specialized, U.S.-Canada and U.S.-Mexico cross-border, intra-Mexico, intra-Canada, project cargo and customs brokerage. Examples of the industries serviced by the transportation logistics segment include automotive products, building products, metals, chemicals, foodstuffs, heavy machinery, retail, electronics and military equipment. In addition, the transportation logistics segment provides transportation services to other transportation companies, including third party logistics and less-than-truckload service providers. Each of the independent commission sales agents has the opportunity to market all of the services provided by the transportation logistics segment. Billings for freight transportation services are typically charged to customers on a per shipment basis for the physical transportation of freight and are referred to as transportation revenue. During fiscal year 2018, revenue generated by BCO Independent Contractors, Truck Brokerage Carriers and railroads represented approximately 43%, 49% and 3%, respectively, of the Company’s consolidated revenue. Collectively, revenue generated by air and ocean cargo carriers represented approximately 3% of the Company’s consolidated revenue during fiscal year 2018.

During 2017, the Company incorporated Landstar Metro, S.A.P.I. de C.V., a transportation logistics company (“Landstar Metro”), and Landstar Metro Servicios S.A.P.I. de C.V., a services company (“Landstar Servicios”), each based in Mexico City, Mexico. On September 20, 2017, Landstar Metro acquired substantially all of the assets of the asset-light transportation logistics business of a Mexican transportation logistics company. In connection with the acquisition, individuals affiliated with the seller subscribed for equity interests in Landstar Metro and Landstar Servicios, and as of December 29, 2018, owned in the aggregate approximately 21% of the equity interests of each of them. On January 29, 2019, Landstar acquired all of the outstanding equity interests in Landstar Metro and Landstar Servicios held by the minority equityholders and, accordingly, as of such date, Landstar Metro and Landstar Servicios are each wholly-owned subsidiaries of the Company. Landstar Metro provides freight and logistics services within the country of Mexico and in conjunction with Landstar’s U.S./Mexico cross-border services. Landstar Servicios provides various administrative, financial, operational, safety and compliance services to Landstar Metro. The results of operations from Landstar Metro and Landstar Servicios are presented as part of the Company’s transportation logistics segment. Revenue from Landstar Metro represented less than 1% of the Company’s transportation logistics segment revenue during fiscal year 2018.

The insurance segment is comprised of Signature Insurance Company, a wholly owned offshore insurance subsidiary (“Signature”), and Risk Management Claim Services, Inc. The insurance segment provides risk and claims management services to certain of Landstar’s Operating Subsidiaries. In addition, it reinsures certain risks of the Company’s BCO Independent Contractors and provides certain property and casualty insurance directly to certain of Landstar’s Operating Subsidiaries. Revenue at the insurance segment represents reinsurance premiums from third party insurance companies that provide insurance programs to BCO Independent Contractors where all or a portion of the risk is ultimately borne by Signature. Revenue at the insurance segment represented approximately 1% of the Company’s consolidated revenue for fiscal year 2018.

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

While customer demand, which is subject to overall economic conditions, ultimately drives increases or decreases in revenue, the Company primarily relies on its independent commission sales agents to establish customer relationships and generate revenue opportunities. Management’s emphasis with respect to revenue growth is on revenue generated by independent commission sales agents who on an annual basis generate $1 million or more of Landstar revenue. Management believes future revenue growth is primarily dependent on its ability to increase both the revenue generated by Million Dollar Agents and the number of Million Dollar Agents through a combination of recruiting new agents, increasing the revenue opportunities generated by existing independent commission sales agents and providing its independent commission sales agents with technology-based tools they may use to grow revenue and increase efficiencies at their businesses. The following table shows the number of Million Dollar Agents, the average revenue generated by these agents and the percent of consolidated revenue generated by these agents during the past three fiscal years:

	Fiscal Years
	2018	2017	2016
Number of Million Dollar Agents	608	542	502

Average revenue generated per Million Dollar Agent	$7,150,000	$6,191,000	$5,831,000

Percent of consolidated revenue generated by Million Dollar Agents	94%	92%	92%

The change in the number of Million Dollar Agents on a year-over-year basis is influenced by many factors and is not solely the result of terminations of contractual relationships between agents and the Company, whether such terminations are initiated by the agent or the Company. Such other factors include consolidations among agencies or retirement or similar transition actions. The change in the number of Million Dollar Agents on a year-over-year basis may also be affected by agents that remain with the Company yet experienced lower year-over-year revenue that resulted in such agent moving below the Million Dollar Agent category. In general, the number of agents in the million dollar category who terminate in a given year has been less than 3% of the total number of Million Dollar Agents. Revenue from accounts formerly handled by terminated Million Dollar Agents is often retained by the Company as the customer may choose to transfer its account to an existing Landstar agent.

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

	Fiscal Years
	2018	2017	2016
Revenue generated through (in thousands):
Truck transportation
Truckload:
Van equipment	$2,791,494	$2,163,832	$1,900,406
Unsided/platform equipment	1,386,387	1,134,660	963,649
Less-than-truckload	102,531	89,041	74,530

Total truck transportation	4,280,412	3,387,533	2,938,585
Rail intermodal	128,976	96,416	103,721
Ocean and air cargo carriers	134,577	110,898	78,513
Other (1)	71,179	51,517	46,815

	$4,615,144	$3,646,364	$3,167,634

Revenue on loads hauled via BCO Independent Contractors included in total truck transportation	$2,001,665	$1,655,026	$1,488,925
Number of loads:
Truck transportation
Truckload:
Van equipment	1,398,388	1,282,632	1,179,183
Unsided/platform equipment	516,613	487,652	451,686
Less-than-truckload	145,269	132,776	115,521

Total truck transportation	2,060,270	1,903,060	1,746,390
Rail intermodal	53,030	45,000	48,820
Ocean and air cargo carriers	28,970	25,420	20,690

	2,142,270	1,973,480	1,815,900

Loads hauled via BCO Independent Contractors included in total truck transportation	949,330	916,190	865,430
Revenue per load:
Truck transportation
Truckload:
Van equipment	$1,996	$1,687	$1,612
Unsided/platform equipment	2,684	2,327	2,133
Less-than-truckload	706	671	645
Total truck transportation	2,078	1,780	1,683
Rail intermodal	2,432	2,143	2,125
Ocean and air cargo carriers	4,645	4,363	3,795
Revenue per load on loads hauled via BCO Independent Contractors	$2,109	$1,806	$1,720
Revenue by capacity type (as a % of total revenue):
Truck capacity providers:
BCO Independent Contractors	43%	45%	47%
Truck Brokerage Carriers	49%	48%	46%
Rail intermodal	3%	3%	3%
Ocean and air cargo carriers	3%	3%	2%
Other	2%	1%	1%

(1)	Includes primarily reinsurance premium revenue generated by the insurance segment and intra-Mexico transportation services revenue generated by Landstar Metro.

Also critical to the Company’s success is its ability to secure capacity, particularly truck capacity, at rates that allow the Company to profitably transport customers’ freight. The following table summarizes the number of available truck capacity providers as of the end of the three most recent fiscal years:

	Dec. 29, 2018	Dec. 30, 2017	Dec. 31, 2016
BCO Independent Contractors	9,884	9,087	8,824
Truck Brokerage Carriers:
Approved and active(1)	41,069	34,243	31,471
Other approved	17,985	15,691	15,982

	59,054	49,934	47,453

Total available truck capacity providers	68,938	59,021	56,277

Trucks provided by BCO Independent Contractors	10,599	9,696	9,439

(1)	Active refers to Truck Brokerage Carriers who moved at least one load in the 180 days immediately preceding the fiscal year end.

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

Purchased transportation represents the amount a BCO Independent Contractor or other third party capacity provider is paid to haul freight. The amount of purchased transportation paid to a BCO Independent Contractor is primarily based on a contractually agreed-upon percentage of revenue generated by loads hauled by the BCO Independent Contractor. Purchased transportation paid to a Truck Brokerage Carrier is based on either a negotiated rate for each load hauled or, to a lesser extent, a contractually agreed-upon fixed rate per load. Purchased transportation paid to railroads is based on either a negotiated rate for each load hauled or a contractually agreed-upon fixed rate per load. Purchased transportation paid to air cargo carriers is generally based on a negotiated rate for each load hauled and purchased transportation paid to ocean cargo carriers is generally based on contractually agreed-upon fixed rates. Purchased transportation as a percentage of revenue for truck brokerage, rail intermodal and ocean cargo services is normally higher than that of BCO Independent Contractor and air cargo services. Purchased transportation is the largest component of costs and expenses and, on a consolidated basis, increases or decreases as a percentage of consolidated revenue in proportion to changes in the percentage of consolidated revenue generated through BCO Independent Contractors and other third party capacity providers and external revenue from the insurance segment, consisting of reinsurance premiums. Purchased transportation as a percent of revenue also increases or decreases in relation to the availability of truck brokerage capacity and with changes in the price of fuel on revenue generated by Truck Brokerage Carriers. The Company passes 100% of fuel surcharges billed to customers for freight hauled by BCO Independent Contractors to its BCO Independent Contractors. These fuel surcharges are excluded from revenue and the cost of purchased transportation. Purchased transportation costs are recognized over the freight transit period as the performance obligation to the customer is completed.

Commissions to agents are based on contractually agreed-upon percentages of revenue or net revenue, defined as revenue less the cost of purchased transportation, or net revenue less a contractually agreed upon percentage of revenue retained by Landstar. Commissions to agents as a percentage of consolidated revenue will vary directly with fluctuations in the percentage of consolidated revenue generated by the various modes of transportation and reinsurance premiums and with changes in net revenue margin, defined as net revenue divided by revenue, on services provided by Truck Brokerage Carriers, railroads, air cargo carriers and ocean cargo carriers. Commissions to agents are recognized over the freight transit period as the performance obligation to the customer is completed.

The Company defines gross profit as revenue less the cost of purchased transportation and commissions to agents. Gross profit divided by revenue is referred to as gross profit margin. The Company’s operating margin is defined as operating income divided by gross profit.

In general, gross profit margin on revenue generated by BCO Independent Contractors represents a fixed percentage of revenue due to the nature of the contracts that pay a fixed percentage of revenue to both the BCO Independent Contractors and independent commission sales agents. For revenue generated by Truck Brokerage Carriers, gross profit margin is either fixed or variable as a percent of revenue, depending on the contract with each individual independent commission sales agent. Under certain contracts with independent commission sales agents, the Company retains a fixed percentage of revenue and the agent retains the amount remaining less the cost of purchased transportation (the “retention contracts”). Gross profit margin on revenue generated by railroads, air cargo carriers, ocean cargo carriers and Truck Brokerage Carriers, other than those under retention contracts, is variable in nature as the Company’s contracts with independent commission sales agents provide commissions to agents at a contractually agreed upon percentage of net revenue for these types of loads. Approximately 50% of the Company’s consolidated revenue in fiscal year 2018 was generated under contracts that have a fixed gross profit margin while 50% was under contracts that have a variable gross profit margin.

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

During the 2018 fiscal year, employee compensation and benefits accounted for approximately seventy percent of the Company’s selling, general and administrative costs.

Depreciation and amortization primarily relate to depreciation of trailing equipment and information technology hardware and software.

The following table sets forth the percentage relationship of purchased transportation and commissions to agents, both being direct costs, to revenue and indirect costs as a percentage of gross profit for the periods indicated:

	Fiscal Years
	2018	2017	2016
Revenue	100.0%	100.0%	100.0%
Purchased transportation	77.4	76.9	76.3
Commissions to agents	8.2	8.2	8.3

Gross profit margin	14.5%	14.9%	15.4%

Gross profit	100.0%	100.0%	100.0%
Investment income	0.6	0.5	0.3
Indirect costs and expenses:
Other operating costs, net of gains on asset sales/dispositions	4.8	5.3	6.1
Insurance and claims	11.3	11.5	11.7
Selling, general and administrative	28.2	31.4	29.4
Depreciation and amortization	6.5	7.5	7.3

Total costs and expenses	50.9	55.6	54.5

Operating margin	49.7%	44.9%	45.8%

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

Also, as previously mentioned, the Company reports two operating segments: the transportation logistics segment and the insurance segment. External revenue at the insurance segment, representing reinsurance premiums, has historically been relatively consistent on an annual basis at 2% or less of consolidated revenue and generally corresponds directly with the number of trucks provided by BCO Independent Contractors. The discussion of indirect cost line items in Management’s Discussion and Analysis of Financial Condition and Results of Operations considers the Company’s costs on a consolidated basis rather than on a segment basis. Management believes this presentation format is the most appropriate to assist users of the financial statements in understanding the Company’s business for the following reasons: (1) the insurance segment has no other operating costs; (2) discussion of insurance and claims at either segment without reference to the other may create confusion amongst investors and potential investors due to intercompany arrangements and specific deductible programs that affect comparability of financial results by segment between various fiscal periods but that have no effect on the Company from a consolidated reporting perspective; (3) selling, general and administrative costs of the insurance segment comprise less than 10% of consolidated selling, general and administrative costs and have historically been relatively consistent on a year-over-year basis; and (4) the insurance segment has no depreciation and amortization.

Fiscal Year Ended December 29, 2018 Compared to Fiscal Year Ended December 30, 2017

Revenue for fiscal year 2018 was $4,615,144,000, an increase of $968,780,000, or 27%, compared to fiscal year 2017. Transportation revenue increased $963,414,000, or 27%. The increase in transportation revenue was attributable to an increased number of loads hauled of approximately 9% and increased revenue per load of approximately 16% in fiscal year 2018 compared to fiscal year 2017. Reinsurance premiums were $52,348,000 and $46,982,000 for fiscal years 2018 and 2017, respectively. The increase in revenue from reinsurance premiums was primarily attributable to the increase in the average number of trucks provided by BCO Independent Contractors in the 2018 fiscal year compared to the 2017 fiscal year.

Truck transportation revenue generated by BCO Independent Contractors and Truck Brokerage Carriers (together, the “third party truck capacity providers”) for fiscal year 2018 was $4,280,412,000, representing 93% of total revenue, an increase of $892,879,000, or 26%, compared to fiscal year 2017. The number of loads hauled by third party truck capacity providers increased approximately 8% in fiscal year 2018 compared to fiscal year 2017, and revenue per load on loads hauled by third party truck capacity providers increased approximately 17% in fiscal year 2018 compared to fiscal year 2017. The increase in the number of loads hauled via truck compared to fiscal year 2017 was due to a broad-based increase in demand across many customers and industries for Landstar’s various truck service offerings. The increase in revenue per load on loads hauled via truck was due to a tighter freight environment experienced during the 2018 fiscal year, which resulted in less readily available truck capacity as compared to the 2017 fiscal year, and the impact of higher diesel fuel costs on loads hauled via Truck Brokerage Carriers. Revenue per load on loads hauled via van equipment increased 18%, revenue per load on loads hauled via unsided/platform equipment increased 15% and revenue per load on less-than-truckload loadings increased 5% as compared to the 2017 fiscal year. Fuel surcharges billed to customers on revenue generated by BCO Independent Contractors are excluded from revenue. Fuel surcharges on Truck Brokerage Carrier revenue identified separately in billings to customers and included as a component of Truck Brokerage Carrier revenue were $101,346,000 and $70,304,000 in fiscal years 2018 and 2017, respectively. It should be noted that billings to many customers of the Company’s truck brokerage services include a single all-in rate that does not separately identify fuel surcharges on loads hauled via Truck Brokerage Carriers. Accordingly, the overall impact of changes in fuel prices on revenue and revenue per load on loads hauled via truck is likely to be greater than that indicated.

Transportation revenue generated by rail intermodal, air cargo and ocean cargo carriers (collectively, the “multimode capacity providers”) for fiscal year 2018 was $263,553,000, or 6% of total revenue, an increase of $56,239,000, or 27%, compared to fiscal year 2017. The number of loads hauled by multimode capacity providers increased approximately 16% in the 2018 fiscal year compared to the 2017 fiscal year, and revenue per load on revenue generated by multimode capacity providers increased approximately 9% over the same period. The increase in the number of loads hauled by multimode capacity providers was primarily due to an 18% increase in rail intermodal loads and a 23% increase in ocean loads. The increase in both rail intermodal and ocean loads was broad-based across many customers. The increase in revenue per load of 9% on loads hauled by multimode capacity providers was primarily attributable to increased revenue per load on rail intermodal loads; however, revenue per load on loads hauled by multimode capacity providers increased for all modes. Also, revenue per load on revenue generated by multimode capacity providers is influenced by many factors, including revenue mix among the various modes of transportation used, length of haul, complexity of freight, density of freight lanes, fuel costs and availability of capacity.

Purchased transportation was 77.4% and 76.9% of revenue in fiscal years 2018 and 2017, respectively. The increase in purchased transportation as a percentage of revenue was primarily due to a decrease in the percentage of revenue contributed by BCO Independent Contractors, which typically has a lower rate of purchased transportation than revenue generated by Truck Brokerage Carriers. Commissions to agents were 8.2% of revenue in both fiscal years 2018 and 2017.

Investment income was $3,816,000 and $2,498,000 in fiscal years 2018 and 2017, respectively. The increase in investment income was primarily due to higher average rates of return on investments during fiscal year 2018.

Other operating costs increased $3,116,000 in fiscal year 2018 compared to fiscal year 2017 and represented 4.8% of gross profit in fiscal year 2018 compared to 5.3% in fiscal year 2017. The increase in other operating costs compared to the prior year was primarily due to increased trailing equipment maintenance costs due to an increased number of Company-owned trailers in response to increased customer demand for the Company’s drop and hook services. The decrease in other operating costs as a percentage of gross profit was caused by the effect of increased gross profit, partially offset by the increase in other operating costs.

Insurance and claims increased $13,132,000 in fiscal year 2018 compared to fiscal year 2017 and represented 11.3% of gross profit in fiscal year 2018 compared to 11.5% in fiscal year 2017. The increase in insurance and claims expense compared to prior year was primarily due to increased net unfavorable development of prior years’ claims and increased severity of current year claims in fiscal year 2018. Net unfavorable development of prior years’ claims was $13,960,000 and $4,144,000 in fiscal years 2018 and 2017, respectively. The decrease in insurance and claims as a percentage of gross profit was caused by the effect of increased gross profit, partially offset by the increase in insurance and claims costs.

Selling, general and administrative costs increased $17,629,000 in fiscal year 2018 compared to fiscal year 2017 and represented 28.2% of gross profit in fiscal year 2018 compared to 31.4% of gross profit in fiscal year 2017. The increase in selling, general and administrative costs compared to prior year was attributable to increased stock-based compensation expense and increased wages and employee benefits. Included in selling, general and administrative costs is stock-based compensation expense of $18,256,000 and $7,721,000 for the 2018 and 2017 fiscal years, respectively, and incentive compensation expense of $19,210,000 and $20,538,000 for the 2018 and 2017 fiscal years, respectively. The decrease in selling, general and administrative costs as a percentage of gross profit was due primarily to the effect of increased gross profit, partially offset by the increase in selling, general and administrative costs.

Depreciation and amortization increased $3,010,000 in fiscal year 2018 compared to fiscal year 2017 and represented 6.5% of gross profit in fiscal year 2018 compared to 7.5% of gross profit in fiscal year 2017. The increase in depreciation and amortization expenses was due to an increased number of Company-owned trailers in response to increased customer demand for the Company’s drop and hook services and increased depreciation on information technology assets placed in service during the second half of fiscal year 2017. The decrease in depreciation and amortization as a percentage of gross profit was primarily due to the effect of increased gross profit, partially offset by the increased depreciation costs.

Interest and debt expense in fiscal year 2018 increased $188,000 compared to fiscal year 2017. The increase in interest and debt expense was entirely attributable to decreased interest income earned on cash balances held by the transportation logistics segment.

The Tax Cuts and Jobs Act (the “Tax Reform Act”) permanently reduced the U.S. corporate income tax rate from a maximum of 35% to a flat 21% rate, effective January 1, 2018. The Company’s estimated annual effective income tax rate reflects a provision for both federal income taxes and state and local income taxes. The provisions for income taxes for the 2018 and 2017 fiscal years were based on estimated annual effective income tax rates of 24.5% and 37.8%, respectively, adjusted for discrete events, such as benefits resulting from stock-based awards. The actual effective income tax rate for fiscal year 2018 was 22.3%, which was higher than the statutory federal income tax rate of 21% primarily attributable to state taxes, the Tax Reform Act’s elimination of the performance-based compensation exception under Section 162(m) and the meals and entertainment exclusion. The effective income tax rate in the 2018 fiscal year of 22.3% was lower than the 24.5% estimated annual effective income tax rate primarily due to excess tax benefits recognized on stock-based compensation arrangements in the 2018 fiscal year, favorable adjustments recognized during the 2018 fiscal year relating to federal domestic production activities deductions and research and development credits and the favorable resolution of certain tax matters during the 2018 fiscal year. The actual effective income tax rate for fiscal year 2017 was 26.5%, which was lower than the statutory federal income tax rate of 35% and the estimated annual effective income tax rate of 37.8% primarily as a result of (i) the enactment of the Tax Cuts and Jobs Act during fiscal year 2017, which resulted in one-time tax benefits of approximately $19,500,000 related to the Company’s reasonable estimate of the change in future tax rates on net deferred tax liabilities, (ii) federal domestic production activities deductions and research and development credits, (iii) excess tax benefits recognized on stock-based compensation arrangements resulting from the Company’s adoption of Accounting Standards Update 2016-09 (“ASU 2016-09”) during fiscal year 2017 and (iv) disqualifying dispositions of the Company’s common stock by employees who obtained the stock through exercises of incentive stock options in the 2017 period, partially offset by (v) the effect of state taxes and (vi) the meals and entertainment exclusion.

The net loss attributable to noncontrolling interest of $68,000 and $92,000 in the 2018 and 2017 fiscal years, respectively, represents the noncontrolling investors’ share of the net loss incurred by Landstar Metro and Landstar Servicios.

Net income attributable to the Company was $255,281,000, or $6.19 per common share ($6.18 per diluted share), in fiscal year 2018. Net income attributable to the Company was $177,088,000, or $4.22 per common share ($4.21 per diluted share), in fiscal year 2017. Net income attributable to the Company was favorably impacted by the enactment of the Tax Reform Act by approximately $43,675,000, or $1.06 per common share ($1.06 per diluted share), in fiscal year 2018, as a result of the permanent reduction of the U.S. corporate income tax rate from a maximum of 35% to a flat 21%. Net income attributable to the Company was favorably impacted by approximately $19,500,000, or $0.46 per common share ($0.46 per diluted share), in fiscal year 2017, related to the Company’s reasonable estimate of the change in future tax rates on net deferred tax liabilities.

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

Truck transportation revenue generated by third party truck capacity providers for fiscal year 2017 was $3,387,533,000, representing 93% of total revenue, an increase of $448,948,000, or 15%, compared to fiscal year 2016. The number of loads hauled by third party truck capacity providers increased approximately 9% in fiscal year 2017 compared to fiscal year 2016, and revenue per load on loads hauled by third party truck capacity providers increased approximately 6% in fiscal year 2017 compared to fiscal year 2016. The increase in the number of loads hauled via truck compared to fiscal year 2016 was due to a broad-based increase in demand across many customers and industries for Landstar’s various truck service offerings. The increase in revenue per load on loads hauled via truck was primarily due to a 9% increase in revenue per load on loads hauled via unsided/platform equipment, inclusive of an 11% increase in heavy/specialized revenue per load, and the impact of higher diesel fuel costs on loads hauled via Truck Brokerage Carriers. The year-over-year revenue per load growth accelerated significantly in the final four months of fiscal year 2017 as capacity tightened due to stronger overall economic activity and the impact of hurricanes experienced in Texas and the southeastern United States. Fuel surcharges billed to customers on revenue generated by BCO Independent Contractors are excluded from revenue. Fuel surcharges on Truck Brokerage Carrier revenue identified separately in billings to customers and included as a component of Truck Brokerage Carrier revenue were $70,304,000 and $56,408,000 in fiscal years 2017 and 2016, respectively. It should be noted that many customers of truck brokerage services require a single all-in rate that does not separately identify fuel surcharge. Accordingly, the overall impact of changes in fuel prices on revenue and revenue per load on loads hauled via truck is likely to be greater than that indicated.

Transportation revenue generated by multimode capacity providers for fiscal year 2017 was $207,314,000, or 6% of total revenue, an increase of $25,080,000, or 14%, compared to fiscal year 2016. Revenue per load on revenue generated by multimode capacity providers increased approximately 12% in fiscal year 2017 compared to fiscal year 2016, and the number of loads hauled by multimode capacity providers increased approximately 1% over the same period. The increase in revenue per load was primarily driven by an increase in revenue per load generated by air cargo carriers, entirely attributable to the impact of air loadings provided in support of disaster relief efforts during fiscal year 2017. Also, revenue per load on revenue generated by multimode capacity providers is influenced by many factors, including revenue mix among the various modes of transportation used, length of haul, complexity of freight, density of freight lanes, fuel costs and availability of capacity. The increase in loads hauled by multimode capacity providers reflected increased loads hauled by air and ocean cargo carriers, almost completely offset by a decrease in rail intermodal loads, entirely attributable to decreased loadings at one specific agency.

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

Depreciation and amortization increased $4,764,000 in fiscal year 2017 compared to fiscal year 2016 and represented 7.5% of gross profit in fiscal year 2017 compared to 7.3% of gross profit in fiscal year 2016. The increase in depreciation and amortization costs was due to an increased number of Company-owned trailers in response to increased customer demand for the Company’s drop and hook services. The increase in depreciation and amortization as a percentage of gross profit was primarily due to the increased depreciation costs, partially offset by the effect of increased gross profit.

Interest and debt expense in fiscal year 2017 decreased $628,000 compared to fiscal year 2016. The decrease in interest and debt expense was primarily attributable to increased interest income earned on cash balances held by the transportation logistics segment.

The provisions for income taxes for fiscal years 2017 and 2016 were based on estimated annual effective income tax rates of 37.8% and 38.2%, respectively, adjusted for discrete events. The actual effective income tax rate for fiscal year 2017 was 26.5%, which was lower than the statutory federal income tax rate of 35% primarily as a result of (i) the enactment of the Tax Cuts and Jobs Act during fiscal year 2017, which resulted in one-time tax benefits of approximately $19,500,000 related to the Company’s reasonable estimate of the change in future tax rates on net deferred tax liabilities, (ii) federal domestic production activities deductions and research and development credits, (iii) excess tax benefits recognized on stock-based compensation arrangements resulting from the Company’s adoption of ASU 2016-09 during fiscal year 2017 and (iv) disqualifying dispositions of the Company’s Common Stock by employees who obtained the stock through the exercises of incentive stock options in the 2017 period, partially offset by (v) the effect of state taxes and (vi) the meals and entertainment exclusion. The effective income tax rate for fiscal year 2016 was 37.4%, which was higher than the statutory federal income tax rate of 35% primarily as a result of state taxes and the meals and entertainment exclusion, partially offset by disqualifying dispositions of the Company’s Common Stock by employees who obtained the stock through the exercise of incentive stock options in the 2016 period.

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

Capital Resources and Liquidity

Working capital and the ratio of current assets to current liabilities were $435,611,000 and 1.8 to 1, respectively, at December 29, 2018, compared with $412,560,000 and 1.8 to 1, respectively, at December 30, 2017, and $357,096,000 and 1.9 to 1, respectively, at December 31, 2016. Landstar has historically operated with current ratios within the range of 1.5 to 1 to 2.0 to 1. Cash provided by operating activities was $297,901,000, $138,963,000, and $190,242,000 in fiscal years 2018, 2017 and 2016, respectively. The increase in cash flow provided by operating activities for fiscal year 2018 was primarily attributable to increased net income and the timing of collections of trade receivables. The decrease in cash flow provided by operating activities for fiscal year 2017 compared to fiscal year 2016 was primarily attributable to the timing of collections of trade receivables.

The Company declared and paid $0.63 per share, or $25,933,000 in the aggregate, in cash dividends during fiscal year 2018 and, during such period, also paid $62,985,000 of dividends payable which were declared during fiscal year 2017 and included in current liabilities in the consolidated balance sheet at December 30, 2017. The Company declared and paid $0.38 per share, or $15,938,000 in the aggregate, in cash dividends during fiscal year 2017. The Company declared and paid $0.34 per share, or $14,332,000 in the aggregate, in cash dividends during fiscal year 2016. During fiscal year 2018, the Company purchased 2,000,000 shares of its Common Stock at a total cost of $208,087,000. During fiscal year 2017, the Company did not purchase any shares of its Common Stock. During fiscal year 2016, the Company purchased 773,281 shares of its Common Stock at a total cost of $50,516,000. The Company has used cash provided by operating activities to fund the purchases. Since January 1997, the Company has purchased approximately $1,587,000,000 of its Common Stock under programs authorized by the Board of Directors of the Company in open market and private block transactions. As of December 29, 2018, the Company was authorized to purchase up to an additional 1,000,000 shares of its Common Stock under its authorized stock purchase program. On January, 23, 2019 the Board of Directors authorized the Company to purchase up to 1,000,000 additional shares of its Common Stock under a share purchase program. Accordingly, as of January 23, 2019, Landstar was authorized to purchase in the aggregate up to a total of 2,000,000 shares of the Company’s Common Stock under its share purchase programs. Long-term debt, including current maturities, was $128,425,000 at December 29, 2018, compared to $125,113,000 at December 30, 2017 and $138,304,000 at December 31, 2016.

Equity was $689,133,000, or 84% of total capitalization (defined as long-term debt including current maturities plus equity), at December 29, 2018, compared to $653,877,000, or 84% of total capitalization, at December 30, 2017 and $542,557,000 or 80% of total capitalization, at December 31, 2016. The increase in equity in fiscal year 2018 was primarily a result of net income, partially offset by purchases of shares of the Company’s Common Stock and dividends declared by the Company in fiscal year 2018. The increase in equity in fiscal year 2017 compared to fiscal year 2016 was primarily a result of net income, partially offset by dividends declared by the Company in fiscal year 2017.

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

At December 29, 2018, the Company had no borrowings outstanding and $34,368,000 of letters of credit outstanding under the Credit Agreement. At December 29, 2018, there was $215,632,000 available for future borrowings under the Credit Agreement. In addition, the Company has $62,345,000 in letters of credit outstanding as collateral for insurance claims that are secured by investments totaling $69,272,000 at December 29, 2018. Investments, all of which are carried at fair value, include primarily investment-grade bonds having maturities of up to five years. Fair value of investments is based primarily on quoted market prices. See “Notes to Consolidated Financial Statements” included herein for further discussion on measurement of fair value of investments.

Historically, the Company has generated sufficient operating cash flow to meet its debt service requirements, fund continued growth, both organic and through acquisitions, complete or execute share purchases of its Common Stock under authorized share purchase programs, pay dividends and meet working capital needs. As an asset-light provider of integrated transportation management solutions, the Company’s annual capital requirements for operating property are generally for trailing equipment and information technology hardware and software. In addition, a significant portion of the trailing equipment used by the Company is provided by third party capacity providers, thereby reducing the Company’s capital requirements. During fiscal years 2018, 2017 and 2016, Landstar acquired $46,595,000, $33,560,000 and $61,504,000, respectively, of trailing equipment by entering into capital leases. During fiscal years 2018, 2017 and 2016, the Company also purchased $9,747,000, $15,586,000 and $22,645,000, respectively, of operating property. Landstar anticipates acquiring either by purchase or lease financing approximately $70,000,000 in operating property in fiscal year 2019, consisting primarily of new trailing equipment to replace older trailing equipment and information technology hardware and software.

Included in the $9,747,000 of purchases of operating property during the 2018 fiscal year was $2,162,000 related to the completion of its Laredo, Texas facility for which the Company accrued a corresponding liability in accounts payable as of December 30, 2017. Included in the $15,586,000 of purchases of operating property during fiscal year 2017 was $4,255,000 related to the Laredo facility for which the Company accrued a corresponding liability in accounts payable as of December 31, 2016. Landstar also acquired an additional $1,119,000 of operating property in fiscal year 2017 relating to the completion of the Laredo facility for which the Company accrued a corresponding liability in accounts payable as of December 30, 2017. Included in the $22,645,000 of purchases of operating property during fiscal year 2016 was $17,237,000 related to a freight staging and transload facility in Laredo, Texas. Landstar also acquired $5,298,000 of operating property in fiscal year 2016 relating to the completion of the Laredo facility for which the Company accrued a corresponding liability in accounts payable as of December 31, 2016.

On September 20, 2017, the Company completed the Mexican Asset Acquisition, as described in “Notes to Consolidated Financial Statements”. Cash consideration paid in fiscal year 2017 for the acquisition was approximately $8,460,000. In connection with the Mexican Asset Acquisition, the Company assumed approximately $2,200,000 in liabilities consisting of additional contingent purchase price and associated indirect taxes, none of which remained outstanding at December 29, 2018. As it relates to the non-controlling interests of Landstar Metro and Landstar Servicios, on August 10, 2018, Landstar acquired approximately 9% of each of Landstar Metro and Landstar Servicios from the minority equityholders in connection with the settlement of certain penalties relating to post-closing operating commitments of Fletes Avella to Landstar Metro. In connection with the settlement of several matters relating to the wind-down of the commercial relationship between Fletes Avella, its owners and Landstar Metro, on January 29, 2019, Landstar acquired all of the remaining equity interests in Landstar Metro and Landstar Servicios held by the minority equityholders and, accordingly, as of such date, Landstar Metro and Landstar Servicios each are wholly-owned subsidiaries of the Company. Cash consideration paid in the 2019 first quarter to purchase these remaining equity interests was $600,000.

Management believes that cash flow from operations combined with the Company’s borrowing capacity under the Credit Agreement will be adequate to meet Landstar’s debt service requirements, fund continued growth, both internal and through acquisitions, pay dividends, complete the authorized share purchase program and meet working capital needs.

Contractual Obligations and Commitments

At December 29, 2018, the Company’s obligations and commitments to make future payments under contracts, such as debt and lease agreements, were as follows (in thousands):

Contractual Obligation	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Capital lease obligations	$136,575	$47,189	$64,602	$24,784	$—
Operating lease obligations	720	310	253	157	—
Purchase obligations	15,300	5,253	7,959	1,968	120

	$152,595	$52,752	$72,814	$26,909	$120

Capital lease obligations above include $8,150,000 of imputed interest. Purchase obligations at December 29, 2018 are primarily commitments for trailing equipment additions during fiscal 2019. At December 29, 2018, the Company has gross unrecognized tax benefits of $3,519,000. This amount is excluded from the table above as the Company cannot reasonably estimate the period of cash settlement with the respective taxing authorities. At December 29, 2018, the Company has insurance claims liabilities of $70,605,000. This amount is excluded from the table above as the Company cannot reasonably estimate the period of cash settlement on these liabilities. The short-term portion of the insurance claims liability is reported on the consolidated balance sheets primarily on an actuarially determined basis.

Off-Balance Sheet Arrangements

As of December 29, 2018, the Company had no off-balance sheet arrangements, other than operating leases as disclosed in the table of Contractual Obligations and Commitments above, that have or are reasonably likely to have a current or future material effect on the Company’s financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

Legal Matters

On January 25, 2019, a purported class action was filed in the Superior Court of the State of California for the County of San Bernardino against Landstar System, Inc. and Landstar Ranger, Inc. (together, the “Defendants”). The complaint purports to bring this action on behalf of Hany Tanious, as an individual, and “all owner operators who performed work for the Defendants, and who were classified as independent contractors, during the four years preceding the filing of this action through the present.” Mr. Tanious is a truck owner-operator and formerly a BCO Independent Contractor who was a party to an independent contractor operating agreement with Landstar Ranger, Inc. The complaint asserts claims based on the alleged misclassification of Mr. Tanious as an independent contractor and alleges violations under California law relating to overtime, minimum wage, meal and rest breaks, expense reimbursement, wage statements, waiting time and unfair competition. Mr. Tanious is seeking, on behalf of himself and the purported class, payment of minimum wages, restitution and certain statutory damages and penalties, including compensatory, consequential, general, liquidated and special damages. None of the California Labor Code provisions under which Mr. Tanious seeks relief apply to independent contractors. Due to a number of factors including the preliminary status of this matter, the Company does not believe it is in a position to conclude whether or not there is a reasonable possibility of an adverse outcome in this case or what damages, if any, the plaintiffs would be awarded should they prevail on all or any part of their claims. However, the Company believes it has meritorious defenses and it intends to assert these defenses vigorously.

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

Critical Accounting Policies and Estimates

The allowance for doubtful accounts for both trade and other receivables represents management’s estimate of the amount of outstanding receivables that will not be collected. Historically, management’s estimates for uncollectible receivables have been materially correct. Although management believes the amount of the allowance for both trade and other receivables at December 29, 2018 is appropriate, a prolonged period of low or no economic growth may adversely affect the collection of these receivables. In addition, liquidity concerns and/or unanticipated bankruptcy proceedings at any of the Company’s larger customers in which the Company is carrying a significant receivable could result in an increase in the provision for uncollectible receivables and have a significant impact on the Company’s results of operations in a given quarter or year. However, it is not expected that an uncollectible accounts receivable resulting from an individual customer would have a significant impact on the Company’s financial condition. Conversely, a more robust economic environment or the recovery of a previously provided for uncollectible receivable from an individual customer may result in the realization of some portion of the estimated uncollectible receivables.

Landstar provides for the estimated costs of self-insured claims primarily on an actuarial basis. The amount recorded for the estimated liability for claims incurred is based upon the facts and circumstances known on the applicable balance sheet date. The ultimate resolution of these claims may be for an amount greater or less than the amount estimated by management. The Company continually revises its existing claim estimates as new or revised information becomes available on the status of each claim. Historically, the Company has experienced both favorable and unfavorable development of prior years’ claims estimates. During fiscal years 2018, 2017 and 2016, insurance and claims costs included $13,960,000, $4,144,000 and $1,079,000 of net unfavorable adjustments to prior years’ claims estimates, respectively. The unfavorable development of prior years’ claims in the 2018 fiscal year primarily related to five claims, and the unfavorable development of prior years’ claims in the 2017 fiscal year was also primarily attributable to five claims. It is reasonably likely that the ultimate outcome of settling all outstanding claims will be more or less than the estimated claims liability at December 29, 2018.

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

Depending upon the specific type of borrowing, borrowings under the Credit Agreement bear interest based on either (a) the prime rate, (b) the Federal Reserve Bank of New York rate plus 0.5% or (c) the London Interbank Offered Rate, plus 1.25%. As of both December 29, 2018 and December 30, 2017 and during all of fiscal years 2018 and 2017, the Company had no borrowings outstanding under the Credit Agreement.

Long-term investments, all of which are available-for-sale and are carried at fair value, include primarily investment-grade bonds having maturities of up to five years. Assuming that the long-term portion of investments remains at $72,117,000, the balance at December 29, 2018, a hypothetical increase or decrease in interest rates of 100 basis points would not have a material impact on future earnings on an annualized basis. Short-term investments consist of short-term investment-grade instruments and the current maturities of investment-grade corporate bonds. Accordingly, any future interest rate risk on these short-term investments would not be material to the Company’s operating results.

Assets and liabilities of the Company’s Canadian and Mexican operations are translated from their functional currency to U.S. dollars using exchange rates in effect at the balance sheet date and revenue and expense accounts are translated at average monthly exchange rates during the period. Adjustments resulting from the translation process are included in accumulated other comprehensive income. Transactional gains and losses arising from receivable and payable balances, including intercompany balances, in the normal course of business that are denominated in a currency other than the functional currency of the operation are recorded in the statements of income when they occur. The assets held at the Company’s Canadian and Mexican subsidiaries at December 29, 2018 were collectively, as translated to U.S. dollars, less than 4% of total consolidated assets. Accordingly, any translation gain or loss related to the Canadian and Mexican operations would not be material.

Item 8.	Financial Statements and Supplementary Data

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

	Dec. 29, 2018	Dec. 30, 2017
ASSETS
Current Assets
Cash and cash equivalents	$199,736	$242,416
Short-term investments	40,058	48,928
Trade accounts receivable, less allowance of $6,413 and $6,131	691,604	631,164
Other receivables, including advances to independent contractors, less allowance of $6,216 and $6,012	23,744	24,301
Other current assets	16,287	14,394

Total current assets	971,429	961,203

Operating property, less accumulated depreciation and amortization of $250,153 and $218,700	284,032	276,011
Goodwill	38,232	39,065
Other assets	86,871	76,181

Total assets	$1,380,564	$1,352,460

LIABILITIES AND EQUITY
Current Liabilities
Cash overdraft	$55,339	$42,242
Accounts payable	314,134	285,132
Current maturities of long-term debt	43,561	42,051
Insurance claims	40,176	38,919
Dividends payable	—	62,985
Accrued compensation	29,489	30,103
Other current liabilities	53,119	47,211

Total current liabilities	535,818	548,643

Long-term debt, excluding current maturities	84,864	83,062
Insurance claims	30,429	30,141
Deferred income taxes and other noncurrent liabilities	40,320	36,737
Equity
Landstar System, Inc. and subsidiary shareholders’ equity:
Common stock, $0.01 par value, authorized 160,000,000 shares, issued 67,870,962 and 67,740,380 shares	679	677
Additional paid-in capital	226,852	209,599
Retained earnings	1,841,279	1,611,158
Cost of 27,755,001 and 25,749,493 shares of common stock in treasury	(1,376,111)	(1,167,600)
Accumulated other comprehensive loss	(5,875)	(3,162)

Total Landstar System, Inc. and subsidiary shareholders’ equity	686,824	650,672
Noncontrolling interest	2,309	3,205

Total equity	689,133	653,877

Total liabilities and equity	$1,380,564	$1,352,460

See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share amounts)

	Fiscal Years Ended
	Dec. 29, 2018	Dec. 30, 2017	Dec. 31, 2016
Revenue	$4,615,144	$3,646,364	$3,167,634
Investment income	3,816	2,498	1,502
Costs and expenses:
Purchased transportation	3,569,961	2,805,109	2,415,663
Commissions to agents	378,002	297,410	264,205
Other operating costs, net of gains on asset sales/dispositions	31,803	28,687	29,702
Insurance and claims	75,677	62,545	57,280
Selling, general and administrative	188,212	170,583	143,239
Depreciation and amortization	43,570	40,560	35,796

Total costs and expenses	4,287,225	3,404,894	2,945,885

Operating income	331,735	243,968	223,251
Interest and debt expense	3,354	3,166	3,794

Income before income taxes	328,381	240,802	219,457
Income taxes	73,168	63,806	82,107

Net income	255,213	176,996	137,350
Less: Net loss attributable to noncontrolling interest	(68)	(92)	—

Net income attributable to Landstar System, Inc. and subsidiary	$255,281	$177,088	$137,350

Earnings per common share attributable to Landstar System, Inc. and subsidiary	$6.19	$4.22	$3.26

Diluted earnings per share attributable to Landstar System, Inc. and subsidiary	$6.18	$4.21	$3.25

Average number of shares outstanding:
Earnings per common share	41,273,000	41,938,000	42,112,000

Diluted earnings per share	41,310,000	42,024,000	42,236,000

Dividends per common share	$0.63	$1.88	$0.34

See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

	Fiscal Years Ended
	Dec. 29, 2018	Dec. 30, 2017	Dec. 31, 2016
Net income attributable to Landstar System, Inc. and subsidiary	$255,281	$177,088	$137,350
Other comprehensive (loss) income:
Unrealized holding (losses) gains on available-for-sale investments, net of tax (benefit) expense of $(206), $(41), $13	(786)	(73)	23
Foreign currency translation (losses) gains	(1,927)	—	376

Other comprehensive (loss) income	(2,713)	(73)	399

Comprehensive income attributable to Landstar System, Inc. and subsidiary	$252,568	$177,015	$137,749

See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Fiscal Years Ended
	Dec. 29, 2018	Dec. 30, 2017	Dec. 31, 2016
OPERATING ACTIVITIES
Net income	$255,213	$176,996	$137,350
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of operating property and intangible assets	43,570	40,560	35,796
Non-cash interest charges	253	253	238
Provisions for losses on trade and other accounts receivable	7,415	7,439	5,735
Gains on sales/disposals of operating property	(979)	(774)	(3,477)
Deferred income taxes, net	2,115	(17,031)	6,328
Stock-based compensation	18,256	7,721	2,747
Changes in operating assets and liabilities:
Increase in trade and other accounts receivable	(57,419)	(181,235)	(6,233)
(Increase) decrease in other assets	(2,962)	(1,966)	9,298
Increase (decrease) in accounts payable	22,527	68,859	(9,598)
Increase in other liabilities	8,367	22,085	288
Increase in insurance claims	1,545	16,056	11,770

NET CASH PROVIDED BY OPERATING ACTIVITIES	297,901	138,963	190,242

INVESTING ACTIVITIES
Sales and maturities of investments	51,576	56,442	41,795
Purchases of investments	(54,041)	(58,504)	(43,529)
Purchases of operating property	(9,747)	(15,586)	(22,645)
Proceeds from sales of operating property	4,018	4,032	10,212
Consideration paid for acquisitions	—	(8,460)	—

NET CASH USED BY INVESTING ACTIVITIES	(8,194)	(22,076)	(14,167)

FINANCING ACTIVITIES
Increase in cash overdraft	13,097	5,991	642
Dividends paid	(88,918)	(15,938)	(14,332)
Payment for debt issue costs	—	—	(1,048)
Proceeds from exercises of stock options	1,435	3,183	2,329
Taxes paid in lieu of shares issued related to stock-based compensation plans	(3,938)	(881)	(3,043)
Excess tax benefits from stock-based awards	—	—	1,386
Purchases of common stock	(208,087)	—	(50,516)
Principal payments on capital lease obligations	(43,283)	(46,751)	(47,492)
Payment of contingent consideration	(985)	—	—

NET CASH USED BY FINANCING ACTIVITIES	(330,679)	(54,396)	(112,074)

Effect of exchange rate changes on cash and cash equivalents	(1,708)	1,028	376

(Decrease) increase in cash and cash equivalents	(42,680)	63,519	64,377
Cash and cash equivalents at beginning of period	242,416	178,897	114,520

Cash and cash equivalents at end of period	$199,736	$242,416	$178,897

See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Fiscal Years Ended December 29, 2018,

December 30, 2017 and December 31, 2016

(Dollars in thousands)

	Landstar System, Inc. and Subsidiary Shareholders
							Accumulated
			Additional				Other	Non-
	Common Stock		Paid-In	Retained	Treasury Stock at Cost		Comprehensive	controlling
	Shares	Amount	Capital	Earnings	Shares	Amount	(Loss) Income	Interests	Total
Balance December 26, 2015	67,391,616	$674	$195,841	$1,389,975	24,972,079	$(1,116,765)	$(3,488)	$—	$466,237
Net income				137,350					137,350
Dividends ($0.34 per share)				(14,332)					(14,332)
Purchases of common stock					773,281	(50,516)			(50,516)
Issuance of stock related to stock-based compensation plans, including excess tax effect	194,059	2	826		2,181	(156)			672
Stock-based compensation			2,747						2,747
Other comprehensive income							399		399

Balance December 31, 2016	67,585,675	$676	$199,414	$1,512,993	25,747,541	$(1,167,437)	$(3,089)	$—	$542,557
Net income (loss)				177,088				(92)	176,996
Dividends ($1.88 per share)				(78,923)					(78,923)
Issuance of stock related to stock-based compensation plans, including excess tax effect	154,705	1	2,464		1,952	(163)			2,302
Stock-based compensation			7,721						7,721
Other comprehensive loss							(73)	(344)	(417)
Acquired business and noncontrolling interests								3,641	3,641

Balance December 30, 2017	67,740,380	$677	$209,599	$1,611,158	25,749,493	$(1,167,600)	$(3,162)	$3,205	$653,877
Adoption of accounting standards (Note 15)				773					773
Net income (loss)				255,281				(68)	255,213
Dividends ($0.63 per share)				(25,933)					(25,933)
Purchases of common stock					2,000,000	(208,087)			(208,087)
Transaction with noncontrolling interests			1,078					(1,078)	—
Issuance of stock related to stock-based compensation plans	130,582	2	(2,081)		5,508	(424)			(2,503)
Stock-based compensation			18,256						18,256
Other comprehensive (loss) income							(2,713)	250	(2,463)

Balance December 29, 2018	67,870,962	$679	$226,852	$1,841,279	27,755,001	$(1,376,111)	$(5,875)	$2,309	$689,133

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

Recently Adopted Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2014-09 - Revenue from Contracts with Customers (“ASU 2014-09”). The new comprehensive revenue recognition standard supersedes all existing revenue recognition guidance under U.S. GAAP. The Company adopted ASU 2014-09 on December 31, 2017 under the modified retrospective transition method resulting in a $773,000 cumulative adjustment to retained earnings. The Company’s updated revenue recognition policy is set forth below and in footnote 15.

Revenue Recognition

The nature of the Company’s freight transportation services and its performance obligations to customers, regardless of the mode of transportation used to perform such services, relate to the safe and on-time pick-up and delivery of a customer’s freight on a shipment-by-shipment basis. Landstar customers are typically invoiced on a shipment-by-shipment basis at a pre-defined rate, payable thirty to sixty (30-60) days after the customer’s receipt of such invoice. Payment terms to customers do not contain a significant financing component and the amount owed by the customer does not contain variable terms, embedded or otherwise. We have determined that revenue recognition over the freight transit period provides a faithful depiction of the transfer of services to the customer as our obligation for which we are primarily responsible for fulfilling is performed over the transit period. Accordingly, transportation revenue billed to a customer for the physical transportation of freight and related direct freight expenses are recognized on a gross basis over the freight transit period as the performance obligation to the customer is satisfied. The Company determines the transit period for a given shipment based upon the pick-up date and the delivery date, which may be estimated if delivery has not occurred as of the reporting date. Determining the transit period and how much of it has been completed as of a given reporting date may therefore require management to make judgments that affect the timing of revenue recognized. With respect to shipments with a pick-up date in one reporting period and a delivery date in another, the Company recognizes such transportation revenue based on relative transit time in each reporting period. A days in transit output method is used to measure the progress of the performance of the Company’s freight transportation services as of the reporting date and a portion of the total revenue that will be billed to the customer once a load is delivered is recognized in each reporting period based on the percentage of total transit time that has been completed at the end of the applicable reporting period. Reinsurance premiums of the insurance segment are recognized over the period earned, which is usually on a monthly basis. Fuel surcharges billed to customers for freight hauled by independent contractors who provide truck capacity to the Company under exclusive lease arrangements (the “BCO Independent Contractors”) are excluded from revenue and paid in entirety to the BCO Independent Contractors.

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

Financial Instruments

The Company’s financial instruments include cash equivalents, short and long-term investments, trade and other accounts receivable, accounts payable, other accrued liabilities, and long-term debt plus current maturities (“Debt”). The carrying value of cash equivalents, trade and other accounts receivable, accounts payable, current insurance claims and other accrued liabilities approximates fair value as the assets and liabilities are short term in nature. Short and long-term investments are carried at fair value as further described in the “Investments” footnote below. The Company’s Debt includes borrowings under the Company’s revolving credit facility, to the extent there are any, plus borrowings relating to capital lease obligations used to finance trailing equipment. The interest rates on borrowings under the revolving credit facility are typically tied to short-term LIBOR rates that adjust monthly and, as such, carrying value approximates fair value. Interest rates on borrowings under capital leases approximate the interest rates that would currently be available to the Company under similar terms and, as such, carrying value approximates fair value.

Trade and Other Receivables

The allowance for doubtful accounts for both trade and other receivables represents management’s estimate of the amount of outstanding receivables that will not be collected. Estimates are used to determine the allowance for doubtful accounts for both trade and other receivables and are generally based on specific identification, historical collection results, current economic trends and changes in payment trends. Following is a summary of the activity in the allowance for doubtful accounts for fiscal years ending December 29, 2018, December 30, 2017 and December 31, 2016 (in thousands):

	Balance at Beginning of Period	Charged to Costs and Expenses	Write-offs, Net of Recoveries	Balance at End of Period
For the Fiscal Year Ended December 29, 2018
Trade receivables	$6,131	$3,886	$(3,604)	$6,413
Other receivables	6,952	3,520	(3,261)	7,211
Other non-current receivables	251	9	(4)	256

	$13,334	$7,415	$(6,869)	$13,880

For the Fiscal Year Ended December 30, 2017
Trade receivables	$5,161	$3,982	$(3,012)	$6,131
Other receivables	6,549	3,450	(3,047)	6,952
Other non-current receivables	244	7	—	251

	$11,954	$7,439	$(6,059)	$13,334

For the Fiscal Year Ended December 31, 2016
Trade receivables	$4,327	$2,772	$(1,938)	$5,161
Other receivables	5,555	2,963	(1,969)	6,549
Other non-current receivables	238	—	6	244

	$10,120	$5,735	$(3,901)	$11,954

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

Goodwill

Goodwill represents the excess of the purchase price paid over the fair value of the net assets of acquired businesses. The Company has two reporting units within the transportation logistics segment that report goodwill. The Company reviews its goodwill balance annually for impairment for each reporting unit, unless circumstances dictate more frequent assessments, and in accordance with ASU 2011-08, Testing Goodwill for Impairment. ASU 2011-08 permits an initial assessment, commonly referred to as “step zero”, of qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount and also provides a basis for determining whether it is necessary to perform the quantitative analysis required by ASC Topic 350. In the fourth fiscal quarter of 2018, the Company performed the qualitative assessment of goodwill and determined it was more likely than not that the fair value of each of its reporting units would be greater than its carrying amount. Therefore, the Company determined it was not necessary to perform the quantitative goodwill impairment test. Furthermore, there has been no historical impairment of the Company’s goodwill.

Income Taxes

Income tax expense is equal to the current year’s liability for income taxes and a provision for deferred income taxes. Deferred tax assets and liabilities are recorded for the future tax effects attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using the enacted tax rates expected to be applied to taxable income in the years in which those temporary differences are expected to be recovered or settled. On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act (the “Tax Reform Act”). Further information on the tax impacts of the Tax Reform Act is included in footnote 5 of the Company’s consolidated financial statements.

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

The following table provides a reconciliation of the average number of common shares outstanding used to calculate earnings per common share attributable to Landstar System, Inc. and subsidiary to the average number of common shares and common share equivalents outstanding used to calculate diluted earnings per share attributable to Landstar System, Inc. and subsidiary (in thousands):

	Fiscal Years
	2018	2017	2016
Average number of common shares outstanding	41,273	41,938	42,112
Incremental shares from assumed exercises of stock options	37	86	124

Average number of common shares and common share equivalents outstanding	41,310	42,024	42,236

For the fiscal years ended December 29, 2018, December 30, 2017 and December 31, 2016, no options outstanding to purchase shares of Common Stock were antidilutive. Outstanding RSUs were excluded from the calculation of diluted earnings per share attributable to Landstar System, Inc. and subsidiary for all periods because the performance metric requirements or market condition for vesting had not been satisfied.

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

(2) Acquired Business and Noncontrolling Interests

During 2017, the Company incorporated each of Landstar Metro and Landstar Servicios. On September 20, 2017, Landstar Metro acquired substantially all of the assets (the “Mexican Asset Acquisition”) of the asset-light transportation logistics business of Fletes Avella, S.A. de C.V., a Mexican transportation logistics company (“Fletes Avella”). Cash consideration paid in fiscal year 2017 for the Mexican Asset Acquisition was approximately $8,460,000. At December 30, 2017, there was approximately $1,900,000 in liabilities outstanding consisting of additional contingent purchase price and associated indirect taxes of which approximately $1,000,000 was remitted during the 2018 fiscal year and approximately $900,000 was negated in connection with the settlement of certain purchase price penalties relating to post-closing operating commitments of Fletes Avella to Landstar Metro. In connection with the Mexican Asset Acquisition, individuals affiliated with the seller subscribed in the aggregate for equity interests in Landstar Metro and Landstar Servicios, and, as of December 29, 2018, owned in the aggregate approximately 21% of the equity interests of each of them. The Mexican Asset Acquisition was accounted for as a business combination in accordance with Accounting Standards Codification 805, Business Combinations (“ASC 805”). The resulting goodwill arising from the acquisition was approximately $7,900,000 as of December 29, 2018. A significant portion of this goodwill is expected to be deductible by the Company for U.S. income tax purposes, and following the purchase of the noncontrolling interests by the Company, up to 100% of this goodwill would be expected to be deductible by the Company. Pro forma financial information for prior periods is not presented as the Company does not believe the Mexican Asset Acquisition to be material to consolidated results. The results of operations from Landstar Metro and Landstar Servicios are presented as part of the Company’s transportations logistics segment. During the fiscal year ended December 30, 2017, the Company incurred approximately $1,000,000, or $0.01 per common share ($0.01 per diluted share), in one-time costs related to the completion of the acquisition and subscription of the non-controlling interests.

As it relates to the noncontrolling interests of Landstar Metro and Landstar Servicios, on August 10, 2018, Landstar acquired approximately 9% of each of Landstar Metro and Landstar Servicios from the minority equityholders in connection with the settlement of certain penalties relating to post-closing operating commitments of Fletes Avella to Landstar Metro. In connection with the settlement of several matters relating to the wind-down of the commercial relationship between Fletes Avella, its owners and Landstar Metro, on January 29, 2019, Landstar acquired all of the remaining equity interests in Landstar Metro and Landstar Servicios held by the minority equityholders and, accordingly, as of such date, Landstar Metro and Landstar Servicios are each wholly-owned subsidiaries of the Company. Cash consideration paid in the 2019 first quarter to purchase these remaining equity interests was $600,000.

(3) Other Comprehensive Income

The following table presents the components of and changes in accumulated other comprehensive income attributable to Landstar System, Inc. and subsidiary, net of related income taxes, as of and for the fiscal years ended December 29, 2018, December 30, 2017 and December 31, 2016 (in thousands):

	Unrealized Holding (Losses) Gains on Available-for-Sale Securities	Foreign Currency Translation	Total
Balance as of December 26, 2015	$(94)	$(3,394)	$(3,488)
Other comprehensive income	23	376	399

Balance as of December 31, 2016	(71)	(3,018)	(3,089)
Other comprehensive loss	(73)	—	(73)

Balance as of December 30, 2017	(144)	(3,018)	(3,162)
Other comprehensive loss	(786)	(1,927)	(2,713)

Balance as of December 29, 2018	$(930)	$(4,945)	$(5,875)

Amounts reclassified from accumulated other comprehensive income to investment income due to the realization of previously unrealized gains and losses in the accompanying consolidated statements of income were not significant for the fiscal years ended December 29, 2018, December 30, 2017 and December 31, 2016.

(4) Investments

Investments include primarily investment-grade corporate bonds having maturities of up to five years (the “bond portfolio”) and money market investments. Investments in the bond portfolio are reported as available-for-sale and are carried at fair value. Investments maturing less than one year from the balance sheet date are included in short-term investments and investments maturing more than one year from the balance sheet date are included in other assets in the consolidated balance sheets. Management performs an analysis of the nature of the unrealized losses on available-for-sale investments to determine whether such losses are other-than-temporary. Unrealized losses, representing the excess of the purchase price of an investment over its fair value as of the end of a period, considered to be other-than-temporary, are to be included as a charge in the statement of income, while unrealized losses considered to be temporary are to be included as a component of equity. Investments whose values are based on quoted market prices in active markets are classified within Level 1. Investments that trade in markets that are not considered to be active, but are valued based on quoted market prices, are classified within Level 2. As Level 2 investments include positions that are not traded in active markets, valuations may be adjusted to reflect illiquidity and/or non-transferability, which are generally based on available market information. Any transfers between levels are recognized as of the beginning of any reporting period. Fair value of the bond portfolio was determined using Level 1 inputs related to money market investments and Level 2 inputs related to investment-grade corporate bonds, asset-backed securities and direct obligations of government agencies. Unrealized losses, net of unrealized gains, on the investments in the bond portfolio were $1,184,000 and $223,000 at December 29, 2018 and December 30, 2017, respectively.

The amortized cost and fair values of available-for-sale investments are as follows at December 29, 2018 and December 30, 2017 (in thousands):

		Gross	Gross
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 29, 2018
Money market investments	$11,714	$—	$—	$11,714
Asset-backed securities	624	—	4	620
Corporate bonds and direct obligations of government agencies	101,021	33	1,213	99,841

Total	$113,359	$33	$1,217	$112,175

December 30, 2017
Money market investments	$27,895	$—	$—	$27,895
Asset-backed securities	2,805	—	5	2,800
Corporate bonds and direct obligations of government agencies	80,442	117	335	80,224

Total	$111,142	$117	$340	$110,919

For those available-for-sale investments with unrealized losses at December 29, 2018 and December 30, 2017, the following table summarizes the duration of the unrealized loss (in thousands):

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
December 29, 2018
Asset-backed securities	$—	$—	$620	$4	$620	$4
Corporate bonds and direct obligations of government agencies	45,960	354	42,803	859	88,763	1,213

Total	$45,960	$354	$43,423	$863	$89,383	$1,217

December 30, 2017
Asset-backed securities	$1,864	$4	$632	$1	$2,496	$5
Corporate bonds and direct obligations of government agencies	41,322	220	14,016	115	55,338	335

Total	$43,186	$224	$14,648	$116	$57,834	$340

The Company believes unrealized losses on investments were primarily caused by rising interest rates rather than changes in credit quality. The Company expects to recover the amortized cost basis of these securities as it does not intend to sell, and does not anticipate being required to sell, these securities before recovery of the cost basis. For these reasons, the Company does not consider the unrealized losses on these securities to be other-than-temporary at December 29, 2018.

Short-term investments include $40,058,000 in current maturities of investments held by the Company’s insurance segment at December 29, 2018. The non-current portion of the bond portfolio of $72,117,000 is included in other assets. The short-term investments, together with $29,214,000 of non-current investments, provide collateral for the $62,345,000 of letters of credit issued to guarantee payment of insurance claims.

Investment income represents the earnings on the insurance segment’s assets. Investment income earned from the assets of the insurance segment are included as a component of operating income as the investment of these assets is critical to providing collateral, liquidity and earnings with respect to the operation of the Company’s insurance programs.

(5) Income Taxes

The provisions for income taxes consisted of the following (in thousands):

	Fiscal Years
	2018	2017	2016
Current:
Federal	$60,650	$72,025	$68,548
State	9,410	8,312	6,668
Foreign	993	500	563

Total current	$71,053	$80,837	$75,779

Deferred:
Federal	$1,730	$(17,110)	$6,104
State	385	79	224

Total deferred	$2,115	$(17,031)	$6,328

Income taxes	$73,168	$63,806	$82,107

On December 22, 2017, the President of the United States signed into law the Tax Reform Act. The legislation significantly changed U.S. tax law by, among other things, lowering corporate income tax rates, implementing a territorial tax system and imposing a repatriation tax on deemed repatriated earnings of foreign subsidiaries. With respect to the change in corporate tax rates, the Tax Reform Act permanently reduced the U.S. corporate income tax rate from a maximum of 35% to a flat 21% rate, effective January 1, 2018. In connection with this reduction in the U.S. corporate income tax rate, the Company revalued its ending net deferred tax liabilities at December 30, 2017 resulting in a provisional $20,430,000 tax benefit in the Company’s consolidated statement of income for the year ended December 30, 2017. With respect to the repatriation tax on deemed repatriated earnings of foreign subsidiaries, the Tax Reform Act provided for a one-time deemed mandatory repatriation of post-1986 undistributed foreign subsidiary earnings and profits (“E&P”) through the year ended December 31, 2017. The Company had an estimated $17,981,000 of undistributed foreign E&P at the Company’s Canadian subsidiary, Landstar Canada, Inc., subject to the deemed mandatory repatriation and, accordingly, recognized a provisional $900,000 of income tax expense in the Company’s consolidated statement of income for the year ended December 30, 2017. After the utilization of existing tax credits, the Company paid U.S. federal cash taxes of approximately $500,000 on the deemed mandatory repatriation in 2018.

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Reform Act. The Company recognized the provisional tax impacts related to deemed repatriated earnings and the revaluation of deferred tax assets and liabilities and included these amounts in its consolidated financial statements for the year ended December 30, 2017. The accounting was complete when the 2017 U.S. corporate income tax return was filed in 2018 and no significant adjustments were made to the previously recognized provisional amounts.

Also during fiscal year 2017, the Company adopted ASU 2016-09. As required by ASU 2016-09, the Company recognized $2,060,000 and $1,299,000 of excess tax benefits on stock-based awards in its provision for income taxes in the 2018 and 2017 fiscal years, respectively.

Temporary differences and carryforwards which gave rise to deferred tax assets and liabilities consisted of the following (in thousands):

	Dec. 29, 2018	Dec. 30, 2017
Deferred tax assets:
Receivable valuations	$3,414	$3,244
Share-based payments	5,286	2,182
Self-insured claims	4,201	4,688
Other	3,843	3,666

Total deferred tax assets	$16,744	$13,780

Deferred tax liabilities:
Operating property	$48,553	$43,105
Goodwill	3,812	3,773
Other	1,608	2,016

Total deferred tax liabilities	$53,973	$48,894

Net deferred tax liability	$37,229	$35,114

The following table summarizes the differences between income taxes calculated at the federal income tax rates of 21% for 2018 and 35% for 2017 and 2016, respectively, on income before income taxes and the provisions for income taxes (in thousands):

	Fiscal Years
	2018	2017	2016
Income taxes at federal income tax rate	$68,960	$84,281	$76,810
State income taxes, net of federal income tax benefit	7,713	5,417	4,505
Non-deductible executive compensation	1,012	—	—
Meals and entertainment exclusion	719	1,021	958
Share-based payments	(2,138)	(1,549)	(239)
Section 199 deductions and R&D credits	(3,309)	(5,546)	(250)
Tax Reform Act	—	(19,530)	—
Other, net	211	(288)	323

Income taxes	$73,168	$63,806	$82,107

The Company files a consolidated U.S. federal income tax return. The Company or its subsidiaries file state tax returns in the majority of the U.S. state tax jurisdictions. With few exceptions, the Company and its subsidiaries are no longer subject to U.S. federal or state income tax examinations by tax authorities for 2014 and prior years. The Company’s wholly owned Canadian subsidiary, Landstar Canada, Inc., is subject to Canadian income and other taxes. The Company’s wholly owned Mexican subsidiary, Landstar Holdings, S. de R.L.C.V. and approximately 79% owned subsidiaries, Landstar Metro, S.A.P.I. de C.V. and Landstar Metro Servicios S.A.P.I. de C.V. are subject to Mexican and U.S. income and other taxes.

As of December 29, 2018 and December 30, 2017, the Company had $2,403,000 and $3,670,000, respectively, of net unrecognized tax benefits representing the provision for the uncertainty of certain tax positions plus a component of interest and penalties. Estimated interest and penalties on the provision for the uncertainty of certain tax positions is included in income tax expense. At December 29, 2018 and December 30, 2017 there was $653,000 and $627,000, respectively, accrued for estimated interest and penalties related to the uncertainty of certain tax positions. The Company does not currently anticipate any significant increase or decrease to the unrecognized tax benefit during fiscal year 2019.

The following table summarizes the rollforward of the total amounts of gross unrecognized tax benefits for fiscal years 2018 and 2017 (in thousands):

	Fiscal Years
	2018	2017
Gross unrecognized tax benefits – beginning of the year	$4,812	$2,635
Gross increases related to current year tax positions	714	645
Gross increases related to prior year tax positions	370	2,189
Gross decreases related to prior year tax positions	(1,575)	(75)
Settlements	(159)	(100)
Lapse of statute of limitations	(643)	(482)

Gross unrecognized tax benefits – end of the year	$3,519	$4,812

Landstar paid income taxes of $75,124,000 in fiscal year 2018, $86,607,000 in fiscal year 2017 and $69,067,000 in fiscal year 2016.

(6) Operating Property

Operating property is summarized as follows (in thousands):

	Dec. 29, 2018	Dec. 30, 2017
Land	$15,259	$15,259
Buildings and improvements	58,018	57,758
Trailing equipment	398,404	363,377
Other equipment	62,504	58,317

Total operating property, gross	534,185	494,711
Less accumulated depreciation and amortization	250,153	218,700

Total operating property, net	$284,032	$276,011

Included above is $241,382,000 in fiscal year 2018 and $239,438,000 in fiscal year 2017 of operating property under capital leases, $173,938,000 and $171,658,000, respectively, net of accumulated depreciation and amortization. Landstar acquired operating property by entering into capital leases in the amount of $46,595,000 in fiscal year 2018, $33,560,000 in fiscal year 2017 and $61,504,000 in fiscal year 2016.

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

The expense for the Company-sponsored defined contribution plan included in selling, general and administrative expense was $2,147,000 in fiscal year 2018, $2,056,000 in fiscal year 2017 and $2,074,000 in fiscal year 2016.

(8) Debt

Other than the capital lease obligations as presented on the consolidated balance sheets, the Company had no outstanding debt as of December 29, 2018 and December 30, 2017.

On June 2, 2016, Landstar entered into a credit agreement with a syndicate of banks and JPMorgan Chase Bank, N.A., as administrative agent (the “Credit Agreement”). The Credit Agreement, which matures on June 2, 2021, provides $250,000,000 of borrowing capacity in the form of a revolving credit facility, $50,000,000 of which may be utilized in the form of letter of credit guarantees. The Credit Agreement includes an “accordion” feature providing for a possible increase up to an aggregate borrowing amount of $400,000,000. The Company’s prior credit agreement was terminated on June 2, 2016. Borrowings under the Credit Agreement are unsecured, however, all but four of the Company’s U.S. subsidiaries guarantee the obligations under the Credit Agreement along with Signature Insurance Company. On February 2, 2018, Landstar entered into an amendment to the Credit Agreement whereby Landstar Canada Holdings, Inc., the U.S. parent of Landstar Canada, and Landstar MH I, LLC, the U.S. parent of Landstar Holdings, S. de R.L.C.V., Landstar Metro and Landstar Servicios, in lieu of providing a guarantee of the obligations under the Credit Agreement, granted to the administrative agent, for the benefit of the bank syndicate, a first-priority, perfected pledge and security interest in 65% of each series of its outstanding voting capital stock and 100% of each series of its outstanding non-voting capital stock. Any future amounts that may become outstanding under the Credit Agreement are payable on June 2, 2021, the maturity date of the Credit Agreement.

Depending upon the specific type of borrowing, borrowings under the Credit Agreement bear interest based on either (a) the prime rate, (b) the Federal Reserve Bank of New York rate plus 0.5% or (c) the London Interbank Offered Rate, plus 1.25%. The unused portion of the revolving credit facility under the Credit Agreement carries a commitment fee determined based on the level of the Leverage Ratio. The commitment fee for the unused portion of the revolving credit facility under the Credit Agreement ranges from .15% to .25%, based on achieving certain levels of the Leverage Ratio. As of December 29, 2018 and December 30, 2017, the Company had no borrowings outstanding under the Credit Agreement.

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

Landstar paid interest of $3,761,000 in fiscal year 2018, $3,891,000 in fiscal year 2017 and $3,794,000 in fiscal year 2016.

(9) Leases

The future minimum lease payments under all noncancelable leases at December 29, 2018, principally for trailing equipment, are shown in the following table (in thousands):

	Capital Leases	Operating Leases
2019	$47,189	$310
2020	39,519	135
2021	25,083	118
2022	15,909	118
2023	8,875	39
Thereafter	—	—

Total future minimum lease payments	136,575	$720

Less amount representing interest (2.1% to 4.4%)	8,150

Present value of minimum lease payments	$128,425

Total sublease rent income, net of rent expense, was $868,000 in fiscal year 2018, $1,419,000 in fiscal year 2017 and $1,641,000 in fiscal year 2016.

(10) Share-Based Payment Arrangements

As of December 29, 2018, the Company had two employee equity incentive plans, the 2002 employee stock option and stock incentive plan (the “ESOSIP”) and the 2011 equity incentive plan (the “2011 EIP”). No further grants can be made under the ESOSIP. The Company also has a stock compensation plan for members of its Board of Directors, the Amended and Restated 2013 Directors Stock Compensation Plan (as amended and restated as of May 17, 2016, the “2013 DSCP”). 6,000,000 shares of the Company’s Common Stock were authorized for issuance under the 2011 EIP and 115,000 shares of the Company’s Common Stock were authorized for issuance under the 2013 DSCP. The ESOSIP, 2011 EIP and 2013 DSCP are each referred to herein as a “Plan,” and, collectively, as the “Plans.” Amounts recognized in the financial statements with respect to these Plans are as follows (in thousands):

	Fiscal Years
	2018	2017	2016
Total cost of the Plans during the period	$18,256	$7,721	$2,747
Amount of related income tax benefit recognized during the period	(6,610)	(3,285)	(1,238)

Net cost of the Plans during the period	$11,646	$4,436	$1,509

Included in income tax benefits recognized in the fiscal years ended December 29, 2018 and December 30, 2017 were income tax benefits of $84,000 and $339,000, respectively, recognized on disqualifying dispositions of the Company’s Common Stock by employees who obtained shares of Common Stock through exercises of incentive stock options. Also included in income tax benefits recognized in the fiscal years ended December 29, 2018 and December 30, 2017 were excess tax benefits from stock-based awards of $2,060,000 and $1,299,000, respectively.

As of December 29, 2018, there were 72,742 shares of the Company’s Common Stock reserved for issuance under the 2013 DSCP and 4,436,874 shares of the Company’s Common Stock reserved for issuance in the aggregate under the ESOSIP and 2011 EIP.

Restricted Stock Units

The following table summarizes information regarding the Company’s outstanding restricted stock unit (“RSU”) awards with either a performance condition or a market condition under the Plans:

	Number of RSUs	Weighted Average Grant Date Fair Value
Outstanding at December 26, 2015	444,157	$51.10
Granted	79,948	$51.58
Vested	(81,344)	$53.08
Forfeited	(64,523)	$52.99

Outstanding at December 31, 2016	378,238	$50.46
Granted	67,913	$76.81
Forfeited	(58,779)	$46.00

Outstanding at December 30, 2017	387,372	$55.75
Granted	65,824	$95.94
Vested	(67,971)	$53.92
Forfeited	(92,880)	$52.36

Outstanding at December 29, 2018	292,345	$66.31

During fiscal years 2016, 2017 and 2018 the Company granted RSUs with a performance condition. During fiscal year 2018, the Company also issued RSUs with a market condition, as further described below.

RSUs with a performance condition granted on February 2, 2018 may vest on January 31 of 2021, 2022 and 2023. RSUs with a performance condition granted on February 2, 2017 may vest on January 31 of 2020, 2021 and 2022. RSUs with a performance condition granted on January 29, 2016 may vest on January 31 of 2019, 2020 and 2021. Except for the February 2, 2018 grant, RSUs with a performance condition vest based on growth in operating income and diluted earnings per share from continuing operations attributable to Landstar System Inc. and subsidiary as compared to a base year, being the year immediately preceding the year of grant. RSUs with a performance condition granted on February 2, 2018 vest based on growth in operating income and pre-tax income per share from continuing operations attributable to Landstar System, Inc. and subsidiary as compared to the results from the 2017 fiscal year. At the time of grant, the target number of common shares available for issuance under the February 2, 2018, February 2, 2017, January 29, 2016 and January 27, 2015 grants equals 100% of the number of RSUs granted, and the maximum number of common shares available for issuance under the February 2, 2018, February 2, 2017, January 29, 2016 and January 27, 2015 grants equals 200% of the number of RSUs granted. In the event actual results exceed the target, the number of shares that will be granted will exceed the number of RSUs granted. The maximum number of common shares available for issuance under grants made prior to 2015 equals 100% of the number of RSUs granted. The fair value of an RSU with a performance condition was determined based on the market value of the Company’s Common Stock on the date of grant, discounted for lack of marketability for a minimum post-vesting holding requirement. The discount rate due to lack of marketability used for RSU award grants with a performance condition for all periods was 7%. With respect to RSU awards with a performance condition, the Company reports compensation expense over the life of the award based on an estimated number of units that will vest over the life of the award, multiplied by the fair value of an RSU at the time of grant.

On April 24, 2018, the Company granted 9,324 RSUs that vest based on a market condition. These RSUs may vest on June 30 of 2022, 2023 and 2024 based on the Company’s total shareholder return (“TSR”) compound annual growth rate over the vesting periods, adjusted to reflect dividends (if any) paid during such periods and capital adjustments as may be necessary. The maximum number of common shares available for issuance under the April 24, 2018 grant equals 150% of the number of RSUs granted. The fair value of this RSU award was determined at the time of grant based on the expected achievement of the market condition at the end of each vesting period. With respect to these RSU awards, the Company reports compensation expense ratably over the life of the award based on the estimated number of units that will vest over the life of the award, multiplied by the fair value of the RSU at the time of grant. Previously recognized compensation cost would be reversed only if the employee terminated employment prior to completing the requisite service period.

The Company recognized approximately $15,985,000, $5,849,000 and $849,000 of share-based compensation expense related to RSU awards in fiscal years 2018, 2017 and 2016, respectively. As of December 29, 2018, there was a maximum of $18.5 million of total unrecognized compensation cost related to RSU awards granted under the Plans with an expected average remaining life of approximately 3.3 years. With respect to RSU awards with a performance condition, the amount of future compensation expense to be recognized will be determined based on future operating results.

Stock Options

The Company did not grant any stock options during its 2016, 2017 or 2018 fiscal years. Options outstanding under the Plans generally become exercisable in either five equal annual installments commencing on the first anniversary of the date of grant or 100% on the fifth anniversary from the date of grant, subject to acceleration in certain circumstances. All options granted under the Plans expire on the tenth anniversary of the date of grant. Under the Plans, the exercise price of each option equals the fair market value of the Company’s Common Stock on the date of grant.

The fair value of each option grant on its grant date was calculated using the Black-Scholes option pricing model. The Company utilized historical data, including exercise patterns and employee departure behavior, in estimating the term that options will be outstanding. Expected volatility was based on historical volatility and other factors, such as expected changes in volatility arising from planned changes to the Company’s business, if any. The risk-free interest rate was based on the yield of zero coupon U.S. Treasury bonds for terms that approximated the terms of the options granted.

The following table summarizes information regarding the Company’s outstanding stock options under the Plans:

	Options Outstanding		Options Exercisable
	Number of Options	Weighted Average Exercise Price per Share	Number of Options	Weighted Average Exercise Price per Share
Options at December 26, 2015	637,221	$47.24	415,121	$45.12
Exercised	(257,460)	$45.63
Forfeited	(7,200)	$53.63

Options at December 31, 2016	372,561	$48.24	282,461	$46.39
Exercised	(180,321)	$47.01
Forfeited	(3,200)	$52.47

Options at December 30, 2017	189,040	$49.34	169,240	$48.50
Exercised	(99,926)	$48.36

Options at December 29, 2018	89,114	$50.44	88,114	$50.35

The following tables summarize stock options outstanding and exercisable at December 29, 2018:

	Options Outstanding
Range of Exercise Prices Per Share	Number Outstanding	Weighted Average Remaining Contractual Term (years)	Weighted Average Exercise Price per Share
$35.64 - $40.00	6,800	0.7	$36.57
$40.01 - $45.00	18,600	2.1	$41.80
$45.01 - $58.06	63,714	3.7	$54.44

	89,114	3.1	$50.44

	Options Exercisable
Range of Exercise Prices Per Share	Number Exercisable	Weighted Average Remaining Contractual Term (years)	Weighted Average Exercise Price per Share
$35.64 - $40.00	6,800	0.7	$36.57
$40.01 - $45.00	18,600	2.1	$41.80
$45.01 - $56.40	62,714	3.6	$54.38

	88,114	3.1	$50.35

At December 29, 2018, the total intrinsic value of options outstanding was $3,989,000. At December 29, 2018, the total intrinsic value of options outstanding and exercisable was $3,952,000. The total intrinsic value of stock options exercised during fiscal years 2018, 2017 and 2016 was $6,715,000, $7,599,000 and $7,427,000, respectively.

As of December 29, 2018, there was no unrecognized compensation cost related to non-vested stock options granted under the Plans.

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

The following table summarizes information regarding the Company’s outstanding shares of non-vested restricted stock and Deferred Stock Units (defined below) under the Plans:

	Number of Shares and Deferred Stock Units	Weighted Average Grant Date Fair Value
Outstanding at December 26, 2015	18,060	$54.36
Granted	26,033	$58.53
Vested	(15,684)	$53.03

Outstanding at December 31, 2016	28,409	$58.91
Granted	42,573	$84.47
Vested	(16,227)	$61.50

Outstanding at December 30, 2017	54,755	$78.02
Granted	22,803	$113.35
Vested	(19,814)	$75.11
Forfeited	(1,757)	$71.12

Outstanding at December 29, 2018	55,987	$93.66

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

As of December 29, 2018, there was $3,184,000 of total unrecognized compensation cost related to non-vested shares of restricted stock and Deferred Stock Units granted under the Plans. The unrecognized compensation cost related to these non-vested shares of restricted stock and Deferred Stock Units is expected to be recognized over a weighted average period of 2.2 years.

Directors’ Stock Compensation Plan

Commencing as of the 2016 annual meeting of the stockholders of the Company (an “Annual Meeting”), Directors of the Company who are not employees of the Company (each an “Eligible Director”) are entitled under the 2013 DSCP to receive a grant of such number of restricted shares of the Company’s Common Stock or Deferred Stock Units equal to the quotient of $110,000 divided by the fair market value of a share of Common Stock on the date immediately following the date of each Annual Meeting. With respect to the 2016 Annual Meeting only, each Eligible Director who was designated as a Class III director instead received a number of shares equal to the quotient of $35,000 divided by the fair market value of a share of Common Stock. In fiscal year 2018, 4,950 restricted shares and 990 Deferred Stock Units were granted to Eligible Directors. In fiscal year 2017, 6,575 restricted shares and 1,315 Deferred Stock Units were granted to Eligible Directors. In fiscal year 2016, 7,762 restricted shares were granted to Eligible Directors. Restricted shares and Deferred Stock Units granted in 2016, 2017 and 2018 vest on the date of the next Annual Meeting. During fiscal years 2018, 2017 and 2016, $660,000, $651,000 and $591,000, respectively, of compensation cost was recorded for the grant of these restricted shares and Deferred Stock Units.

(11) Equity

On May 19, 2015, the Landstar System, Inc. Board of Directors authorized the Company to increase the number of shares of the Company’s Common Stock that the Company is authorized to purchase from time to time in the open market and in privately negotiated transactions under a previously announced purchase program to 3,000,000 shares. This program was completed during the 2018 fourth fiscal quarter. On December 11, 2017, the Landstar System, Inc. Board of Directors authorized the Company to purchase up to 1,963,875 shares of the Company’s Common Stock from time to time in the open market and in privately negotiated transactions. As of December 29, 2018, the Company had authorization to purchase 1,000,000 shares of its Common Stock in the aggregate under this program. On January 23, 2019, the Landstar System, Inc. Board of Directors authorized the Company to purchase up to 1,000,000 additional shares of the Company’s Common Stock from time to time in the open market and in privately negotiated transactions. As of January 23, 2019, the Company had authorization to purchase in the aggregate up to 2,000,000 shares of its Common Stock under these programs. No specific expiration date has been assigned to the December 11, 2017 or January 23, 2019 authorizations. During fiscal year 2018, Landstar purchased a total of 2,000,000 shares of its Common Stock at a total cost of $208,087,000 pursuant to its previously announced stock purchase programs.

The Company has 2,000,000 shares of preferred stock authorized and unissued.

(12) Commitments and Contingencies

During 2017, the Company incorporated each of Landstar Metro and Landstar Servicios. On September 20, 2017, Landstar Metro acquired substantially all of the assets of the asset-light transportation logistics business of Fletes Avella, S.A. de C.V., a Mexican transportation logistics company. In connection with the Mexican Asset Acquisition, individuals affiliated with the seller subscribed in the aggregate for equity interests in Landstar Metro and Landstar Servicios and, as of December 29, 2018, owned in the aggregate approximately 21% of the equity interests in each of them. As it relates to the noncontrolling interests of Landstar Metro and Landstar Servicios, the Company had the option to purchase, and the minority equityholders had the option to sell, during the period commencing on the third anniversary of September 20, 2017, the closing date of the subscription by the minority equityholders (the “Closing Date”), and at any time after the fourth anniversary of the Closing Date, at fair value all but not less than all of the noncontrolling interests in Landstar Metro and Landstar Servicios. The noncontrolling interests were also subject to customary restrictions on transfer, including a right of first refusal in favor of the Company. On January 29, 2019, Landstar acquired all of the remaining equity interests in Landstar Metro and Landstar Servicios held by the minority equityholders and, accordingly, as of such date, Landstar Metro and Landstar Servicios are each wholly-owned subsidiaries of the Company. Cash consideration paid in the 2019 first quarter to purchase these remaining equity interests was $600,000.

At December 29, 2018, in addition to the $62,345,000 letters of credit secured by investments, Landstar had $34,368,000 of letters of credit outstanding under the Company’s Credit Agreement.

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

(13) Segment Information

Landstar markets its integrated transportation management solutions primarily through independent commission sales agents and exclusively utilizes third party capacity providers to transport customers’ freight. Landstar’s independent commission sales agents enter into contractual arrangements with the Company and are responsible for locating freight, making that freight available to Landstar’s capacity providers and coordinating the transportation of the freight with customers and capacity providers. The Company’s third party capacity providers consist of independent contractors who provide truck capacity to the Company under exclusive lease arrangements (the “BCO Independent Contractors”), unrelated trucking companies who provide truck capacity to the Company under non-exclusive contractual arrangements (the “Truck Brokerage Carriers”), air cargo carriers, ocean cargo carriers and railroads. Through this network of agents and capacity providers linked together by Landstar’s information technology systems, Landstar operates an integrated transportation management solutions business primarily throughout North America with revenue of $4.6 billion during the most recently completed fiscal year. The Company reports the results of two operating segments: the transportation logistics segment and the insurance segment.

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

No single customer accounted for more than 10% of the Company’s consolidated revenue in fiscal years 2018, 2017 and 2016. Substantially all of the Company’s revenue is generated in North America, primarily through customers located in the United States.

The following tables summarize information about the Company’s reportable business segments as of and for the fiscal years ending December 29, 2018, December 30, 2017 and December 31, 2016 (in thousands):

	Transportation Logistics	Insurance	Total
2018
External revenue	$4,562,796	$52,348	$4,615,144
Internal revenue		37,872	37,872
Investment income		3,816	3,816
Interest and debt expense	3,354		3,354
Depreciation and amortization	43,570		43,570
Operating income	303,426	28,309	331,735
Expenditures on long-lived assets	9,747		9,747
Goodwill	38,232		38,232
Capital lease additions	46,595		46,595
Total assets	1,175,040	205,524	1,380,564

2017
External revenue	$3,599,382	$46,982	$3,646,364
Internal revenue		37,110	37,110
Investment income		2,498	2,498
Interest and debt expense	3,166		3,166
Depreciation and amortization	40,560		40,560
Operating income	209,615	34,353	243,968
Expenditures on long-lived assets	15,586		15,586
Goodwill	39,065		39,065
Capital lease additions	33,560		33,560
Total assets	1,132,766	219,694	1,352,460

2016
External revenue	$3,121,210	$46,424	$3,167,634
Internal revenue		36,118	36,118
Investment income		1,502	1,502
Interest and debt expense	3,794		3,794
Depreciation and amortization	35,796		35,796
Operating income	187,813	35,438	223,251
Expenditures on long-lived assets	22,645		22,645
Goodwill	31,134		31,134
Capital lease additions	61,504		61,504
Total assets	913,667	182,924	1,096,591

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

The following table summarizes the effect of the increase in the cost of insurance claims resulting from unfavorable development of prior year self-insured claims estimates on operating income, net income attributable to Landstar System, Inc. and subsidiary and earnings per share attributable to Landstar System, Inc. and subsidiary set forth in the consolidated statements of income for the fiscal years ended December 29, 2018, December 30, 2017 and December 31, 2016 (in thousands, except per share amounts):

	Fiscal Years Ended
	December 29, 2018	December 30, 2017	December 31, 2016
Operating income	$13,960	$4,144	$1,079
Net income attributable to Landstar System, Inc. and subsidiary	$10,582	$2,578	$667
Earnings per share attributable to Landstar System, Inc. and subsidiary	$0.26	$0.06	$0.02
Diluted earnings per share attributable to Landstar System, Inc. and subsidiary	$0.26	$0.06	$0.02

The unfavorable development of prior year’s claims in the fiscal year ended December 29, 2018 was primarily attributable to five claims.

(15) Recent Accounting Pronouncements

Adoption of New Accounting Standards

In May 2014, the FASB issued ASU 2014-09. ASU 2014-09 is a comprehensive revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. The standard requires more detailed disclosures to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. ASU 2014-09 became effective for the Company as of December 31, 2017 and permits either a full retrospective or a modified retrospective transition approach. The Company adopted ASU 2014-09 for our transportation services using the modified retrospective method. The adoption of this standard has changed the timing of revenue recognition for most of our transportation business from at delivery to over the freight transit period as the performance obligation to the customer is completed. The Company recognized the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of retained earnings. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. The Company had no material contract assets, contract liabilities or deferred contract costs recorded on the consolidated balance sheets at December 30, 2017 or December 29, 2018. During the fiscal year ended December 29, 2018, revenue generated by BCO Independent Contractors, Truck Brokerage Carriers and railroads represented approximately 43%, 49% and 3%, respectively, of the Company’s consolidated revenue. Collectively, revenue generated by air and ocean cargo carriers represented approximately 3% of the Company’s consolidated revenue in the fiscal year ended December 29, 2018. Included in truck transportation revenue generated by BCO Independent Contractors and Truck Brokerage Carriers during the fiscal year ended December 29, 2018 was $2,791,494,000 hauled via van equipment, $1,386,387,000 hauled via unsided/platform equipment and $102,531,000 of less-than-truckload. As of December 29, 2018, the Company had no material remaining performance obligations. The Company does not expect the adoption of the new standard to have a material impact on its net income in future periods.

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

In accordance with the new revenue standard requirements, the impact of adoption on our consolidated income statement and balance sheet was as follows (in thousands):

	For the Fiscal Year ended December 29, 2018
	As Reported	Balances Without Adoption of ASU 2014-09	Effect of Change Higher/(Lower)
Income statement

Revenues
Transportation	$4,562,796	$4,562,193	$603
Insurance	52,348	52,348	—

Costs and expenses
Purchased transportation	3,569,961	3,569,371	590
Commissions to agents	378,002	378,011	(9)
Income taxes	73,168	73,163	5
Net income attributable to Landstar System, Inc. and subsidiary	255,281	255,264	17

	December 29, 2018
	As Reported	Balances Without Adoption of ASU 2014-09	Effect of Change Higher/(Lower)
Balance Sheet

Assets
Trade accounts receivable, net	$691,604	$681,122	$10,482
Other current assets	16,287	16,761	(474)

Liabilities
Accounts payable	314,134	304,916	9,218

Equity
Retained earnings	1,841,279	1,840,489	790

Accounting Standards Issued But Not Yet Adopted

In February 2016, the FASB issued Accounting Standards Update 2016-02 – Leases (“ASU 2016-02”). ASU 2016-02 requires a company to recognize a right-of-use asset and lease liability for the obligation to make lease payments measured at the present value of the lease payments for all leases with terms greater than twelve months. Companies are required to use a modified retrospective transition approach to recognize leases at the beginning of the earliest period presented. ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018, and interim periods therein, and early adoption is permitted. ASU 2016-02 is not expected to have a material impact on the Company’s financial statements, as the Company expects to recognize less than $1,000,000 in right-of-use assets and corresponding lease obligations upon adoption.

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

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors

Landstar System, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Landstar System, Inc. and subsidiary (the Company) as of December 29, 2018 and December 30, 2017, the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the fiscal years ended December 29, 2018, December 30, 2017, and December 31, 2016, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 29, 2018 and December 30, 2017, and the results of its operations and its cash flows for each of the fiscal years ended December 29, 2018, December 30, 2017, and December 31, 2016, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 29, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 22, 2019 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Change in Accounting Principle

As discussed in Notes 1 and 15 to the consolidated financial statements, the Company has changed its method of accounting for revenue recognition in the year ending December 29, 2018 due to the adoption of Accounting Standards Codification 606, Revenue from Contracts with Customers.

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

Jacksonville, Florida

February 22, 2019

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

QUARTERLY FINANCIAL DATA

(Dollars in thousands, except per share amounts)

(Unaudited)

	Fourth Quarter 2018	Third Quarter 2018	Second Quarter 2018	First Quarter 2018
Revenue	$1,182,351	$1,202,081	$1,182,786	$1,047,926

Operating income	$86,088	$87,068	$83,426	$75,153

Income before income taxes	$85,189	$86,252	$82,587	$74,353
Income taxes	16,889	19,304	20,095	16,880

Net income	$68,300	$66,948	$62,492	$57,473

Less: Net income/loss attributable to noncontrolling interest	44	(37)	(31)	(44)

Net income attributable to Landstar System, Inc. and subsidiary	$68,256	$66,985	$62,523	$57,517

Earnings per common share attributable to Landstar System, Inc. and subsidiary(1)	$1.69	$1.63	$1.51	$1.37

Diluted earnings per share attributable to Landstar System, Inc. and subsidiary(1)	$1.68	$1.63	$1.51	$1.37

Dividends per common share	$0.165	$0.165	$0.150	$0.150

	Fourth Quarter 2017	Third Quarter 2017	Second Quarter 2017	First Quarter 2017
Revenue	$1,051,592	$943,430	$870,434	$780,908

Operating income	$70,049	$60,567	$61,018	$52,334

Income before income taxes	$69,442	$59,910	$60,199	$51,251
Income taxes	4,759	17,490	22,689	18,868

Net income	$64,683	$42,420	$37,510	$32,383

Less: Net loss attributable to noncontrolling interest	(69)	(23)	—	—

Net income attributable to Landstar System, Inc. and subsidiary	$64,752	$42,443	$37,510	$32,383

Earnings per common share attributable to Landstar System, Inc. and subsidiary(1)	$1.54	$1.01	$0.89	$0.77

Diluted earnings per share attributable to Landstar System, Inc. and subsidiary(1)	$1.54	$1.01	$0.89	$0.77

Dividends per common share	$1.60	$0.10	$0.09	$0.09

(1)

Due to the changes in the number of average common shares and common stock equivalents outstanding during the year, the sum of earnings per share amounts for each quarter do not necessarily sum in the aggregate to the earnings per share amounts for the full year.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, an evaluation was carried out, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended). Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of December 29, 2018 to provide reasonable assurance that information required to be disclosed by the Company in reports that it filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

Management, with the participation of the Company’s principal executive and principal financial officers, assessed the effectiveness of the Company’s internal control over financial reporting as of December 29, 2018. This assessment was performed using the criteria established under the Internal Control-Integrated Framework (2013) established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

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

Based on the assessment performed using the criteria established by COSO, management has concluded that the Company maintained effective internal control over financial reporting as of December 29, 2018.

KPMG LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K for the fiscal year ended December 29, 2018, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting. Such report appears immediately below.

(b) Attestation Report of the Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors

Landstar System, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Landstar System, Inc. and subsidiary’s (the Company) internal control over financial reporting as of December 29, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 29, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 29, 2018 and December 30, 2017, the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the fiscal years ended December 29, 2018, December 30, 2017, and December 31, 2016, and the related notes (collectively, the consolidated financial statements), and our report dated February 22, 2019, expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP

Jacksonville, Florida
February 22, 2019

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item pursuant to Item 201(d) of Regulation S-K is set forth under the caption “Market for Registrants Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” in Part II, Item 5 of this report, and is incorporated herein by reference.

The information required by this Item pursuant to Item 403 of Regulation S-K will be set forth under the caption “Security Ownership by Management and Others” in the Company’s definitive Proxy Statement for its annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independenc e

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

(3)    Exhibits

Exhibit No.	Description

(3)	Articles of Incorporation and By-Laws:

3.1	Restated Certificate of Incorporation of the Company dated March 6, 2006, including Certificate of Designation of Junior Participating Preferred Stock dated February 10, 1993. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (Commission File No. 0-21238))

3.2	The Company’s Bylaws, as amended and restated on February 21, 2011. (Incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for fiscal year ended December 25, 2010 (Commission File No. 0-21238))

(4)	Instruments defining the rights of security holders, including indentures:

4.1 P	Specimen of Common Stock Certificate. (Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 33-57174))

4.2	Credit Agreement, dated as of June 2, 2016, among Landstar System Holdings, Inc., the Company, the lenders named therein, and JPMorgan Chase Bank, N.A. as Administrative Agent (including exhibits and schedules thereto). (Incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K filed on June 6, 2016 (Commission File No. 0-21238))

4.3	Amendment to Credit Agreement, dated as of February 2, 2018, among Landstar System Holdings, Inc., the Company, the lenders named therein, and JPMorgan Chase Bank, N.A. as Administrative Agent, (Incorporated by reference to Exhibit 4.3 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 30, 2017 (Commission File No. 0-21238))

(10)	Material contracts:

10.1+	Landstar System, Inc. Executive Incentive Compensation Plan (Incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement filed on April 11, 2017 (Commission File No. 0-21238))

10.2+	Landstar System, Inc. Supplemental Executive Retirement Plan, as amended and restated as of January 1, 2015 (Incorporated by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 27, 2014 (Commission File No. 0-21238))

10.3*	First Amendment, dated as of November 1, 2018, to the Landstar System, Inc. Supplemental Executive Retirement Plan (as amended and restated as of January 1, 2015)

10.4+	Amended and Restated Landstar System, Inc. 2002 Employee Stock Option and Stock Incentive Plan (Incorporated by reference to Exhibit A to the Registrant’s Definitive Proxy Statement filed on March 23, 2009 (Commission File No. 0-21238))

10.5+	Amendment to the Amended and Restated Landstar System, Inc. 2002 Employee Stock Option and Stock Incentive Plan, dated February 18, 2016, (Incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for fiscal year ended December 26, 2015 (Commission File No. 0-21238))

10.6+	Landstar System, Inc. 2011 Equity Incentive Plan, as amended through December 2, 2015, (Incorporated by reference to Appendix B to the Registrant’s Definitive Proxy Statement filed on April 5, 2016 (Commission File No. 0-21238))

10.7+	Landstar System, Inc. Amended and Restated 2013 Directors Stock Compensation Plan (Incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement filed on April 5, 2016 (Commission File No. 0-21238))

10.8+	Form of Indemnification Agreement between the Company and each of the directors and Executive Officers of the Company (Incorporated by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 27, 2003 (Commission File No. 0-21238))

10.9+	Form of Key Executive Employment Protection Agreement between Landstar System, Inc. and each of the Executive Officers of the Company, in the form as amended as of December 26, 2015, (Incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K for fiscal year ended December 26, 2015 (Commission File No. 0-21238))

10.10+	Total Shareholder Return Performance Related Stock Award Agreement, dated May 1, 2015, between Landstar System, Inc. and James B. Gattoni (Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on March 19, 2015 (Commission File No. 0-21238))

10.11+	Total Shareholder Return Performance Related Stock Award Agreement, between Landstar System, Inc. and James B. Gattoni, dated April 24, 2018 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 25, 2018 (Commission File No. 0-21238))

(21)	Subsidiaries of the Registrant:

21.1*	List of Subsidiaries of the Registrant

(23)	Consents of experts and counsel:

23.1*	Consent of KPMG LLP as Independent Registered Public Accounting Firm

(24)	Power of attorney:

24.1*	Powers of Attorney

(31)	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002:

31.1*	Chief Executive Officer certification, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Chief Financial Officer certification, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32)	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002:

32.1**	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	The following materials from the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2018, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Changes in Equity and (vi) Notes to Consolidated Financial Statements

+	management contract or compensatory plan or arrangement
*	Filed herewith.
**	Furnished herewith.

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

Date: February 22, 2019	LANDSTAR SYSTEM, INC.

	By:	/s/ JAMES B. GATTONI
James B. Gattoni
President and
Chief Executive Officer

	By:	/s/ L. KEVIN STOUT
L. Kevin Stout
Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

	Signature	Title	Date
	/s/ JAMES B. GATTONI	President and Chief Executive Officer;	February 22, 2019
	James B. Gattoni	Principal Executive Officer; Director

	/s/ L. KEVIN STOUT L. Kevin Stout	Vice President and Chief Financial Officer; Principal Financial Officer and Principal Accounting Officer	February 22, 2019

	*	Director	February 22, 2019
Homaira Akbari

	*	Director	February 22, 2019
David G. Bannister

	*	Chairman of the Board	February 22, 2019
Diana M. Murphy

	*	Director	February 22, 2019
Anthony J. Orlando

	*	Director	February 22, 2019
George P. Scanlon

	*	Director	February 22, 2019
Larry J. Thoele

By:	/s/ MICHAEL K. KNELLER
Michael K. Kneller
Attorney In Fact*