Form 10-Q
period 2019-03-30
LANDSTAR SYSTEM INC
filed 2019-05-03
CIK 853816

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2019

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

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	LSTR	NASDAQ

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:     Yes   ☒     No   ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files):     Yes   ☒     No     ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of the close of business on April 22, 2019 was 40,162,360.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The interim consolidated financial statements contained herein reflect all adjustments (all of a normal, recurring nature) which, in the opinion of management, are necessary for a fair statement of the financial condition, results of operations, cash flows and changes in equity for the periods presented. They have been prepared in accordance with Rule 10-01 of Regulation S-X and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the thirteen weeks ended March 30, 2019 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 28, 2019.

These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s 2018 Annual Report on Form 10-K.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

(Unaudited)

	March 30, 2019	December 29, 2018
ASSETS
Current Assets
Cash and cash equivalents	$264,625	$199,736
Short-term investments	39,958	40,058
Trade accounts receivable, less allowance of $7,144 and $6,413	601,128	691,604
Other receivables, including advances to independent contractors, less allowance of $6,907 and $6,216	27,565	23,744
Other current assets	10,919	16,287

Total current assets	944,195	971,429

Operating property, less accumulated depreciation and amortization of $256,707 and $250,153	276,193	284,032
Goodwill	38,343	38,232
Other assets	92,208	86,871

Total assets	$1,350,939	$1,380,564

LIABILITIES AND EQUITY
Current Liabilities
Cash overdraft	$41,519	$55,339
Accounts payable	273,181	314,134
Current maturities of long-term debt	41,184	43,561
Insurance claims	40,270	40,176
Accrued compensation	9,647	29,489
Contractor escrow	25,383	25,202
Other current liabilities	42,060	27,917

Total current liabilities	473,244	535,818

Long-term debt, excluding current maturities	75,246	84,864
Insurance claims	29,776	30,429
Deferred income taxes and other noncurrent liabilities	44,413	40,320
Equity
Landstar System, Inc. and subsidiary shareholders’ equity Common stock, $0.01 par value, authorized 160,000,000 shares, issued 68,047,041 and 67,870,962 shares	680	679
Additional paid-in capital	223,551	226,852
Retained earnings	1,897,967	1,841,279
Cost of 27,884,681 and 27,755,001 shares of common stock in treasury	(1,389,612)	(1,376,111)
Accumulated other comprehensive loss	(4,326)	(5,875)

Total Landstar System, Inc. and subsidiary shareholders’ equity	728,260	686,824
Noncontrolling interest	—	2,309

Total equity	728,260	689,133

Total liabilities and equity	$1,350,939	$1,380,564

See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share amounts)

(Unaudited)

	Thirteen Weeks Ended
	March 30, 2019	March 31, 2018
Revenue	$1,033,000	$1,047,926
Investment income	1,138	861
Costs and expenses:
Purchased transportation	791,755	810,297
Commissions to agents	85,671	82,125
Other operating costs, net of gains on asset sales/dispositions	8,239	7,604
Insurance and claims	14,993	17,360
Selling, general and administrative	41,268	45,251
Depreciation and amortization	11,316	10,997

Total costs and expenses	953,242	973,634

Operating income	80,896	75,153
Interest and debt expense	805	800

Income before income taxes	80,091	74,353
Income taxes	16,791	16,880

Net income	63,300	57,473
Less: Net loss attributable to noncontrolling interest	(17)	(44)

Net income attributable to Landstar System, Inc. and subsidiary	$63,317	$57,517

Earnings per common share attributable to Landstar System, Inc. and subsidiary	$1.58	$1.37

Diluted earnings per share attributable to Landstar System, Inc. and subsidiary	$1.58	$1.37

Average number of shares outstanding:
Earnings per common share	40,161,000	42,038,000

Diluted earnings per share	40,166,000	42,098,000

Dividends per common share	$0.165	$0.150

See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

(Unaudited)

	Thirteen Weeks Ended
	March 30, 2019	March 31, 2018
Net income attributable to Landstar System, Inc. and subsidiary	$63,317	$57,517
Other comprehensive income (loss):
Unrealized holding gains (losses) on available-for-sale investments, net of tax expense (benefit) of $272 and $(191)	995	(730)
Foreign currency translation gains	554	341

Other comprehensive income (loss)	1,549	(389)

Comprehensive income attributable to Landstar System, Inc. and subsidiary	$64,866	$57,128

See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Thirteen Weeks Ended
	March 30, 2019	March 31, 2018
OPERATING ACTIVITIES
Net income	$63,300	$57,473
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of operating property and intangible assets	11,316	10,997
Non-cash interest charges	63	63
Provisions for losses on trade and other accounts receivable	2,150	2,735
Gains on sales/disposals of operating property	(876)	(852)
Deferred income taxes, net	2,079	(757)
Stock-based compensation	1,938	3,710
Changes in operating assets and liabilities:
Decrease in trade and other accounts receivable	84,505	2,901
Decrease in other assets	2,229	4,311
Decrease in accounts payable	(40,953)	(9,127)
Decrease in other liabilities	(3,776)	(191)
(Decrease) increase in insurance claims	(559)	739

NET CASH PROVIDED BY OPERATING ACTIVITIES	121,416	72,002

INVESTING ACTIVITIES
Sales and maturities of investments	25,739	12,698
Purchases of investments	(26,707)	(13,399)
Purchases of operating property	(4,576)	(3,814)
Proceeds from sales of operating property	2,130	2,285

NET CASH USED BY INVESTING ACTIVITIES	(3,414)	(2,230)

FINANCING ACTIVITIES
Decrease in cash overdraft	(13,820)	(5,922)
Dividends paid	(6,629)	(69,293)
Proceeds from exercises of stock options	319	979
Taxes paid in lieu of shares issued related to stock-based compensation plans	(7,923)	(2,704)
Purchases of common stock	(12,977)	(1,508)
Principal payments on finance lease obligations	(11,995)	(11,832)
Purchase of noncontrolling interest	(600)	—
Payment of contingent consideration	—	(985)

NET CASH USED BY FINANCING ACTIVITIES	(53,625)	(91,265)

Effect of exchange rate changes on cash and cash equivalents	512	(318)

Increase (decrease) in cash and cash equivalents	64,889	(21,811)
Cash and cash equivalents at beginning of period	199,736	242,416

Cash and cash equivalents at end of period	$264,625	$220,605

See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

Thirteen Weeks Ended March 30, 2019 and March 31, 2018

(Dollars in thousands)

(Unaudited)

	Landstar System, Inc. and Subsidiary Shareholders
	Common Stock		Additional Paid-In	Retained	Treasury Stock at Cost		Accumulated Other Comprehensive	Non- controlling
	Shares	Amount	Capital	Earnings	Shares	Amount	(Loss) Income	Interests	Total
Balance December 29, 2018	67,870,962	$679	$226,852	$1,841,279	27,755,001	$(1,376,111)	$(5,875)	$2,309	$689,133
Net income (loss)				63,317				(17)	63,300
Dividends ($0.165 per share)				(6,629)					(6,629)
Purchases of common stock					124,481	(12,977)			(12,977)
Purchase of noncontrolling interests			1,842					(2,442)	(600)
Issuance of stock related to stock-based compensation plans	176,079	1	(7,081)		5,199	(524)			(7,604)
Stock-based compensation			1,938						1,938
Other comprehensive income							1,549	150	1,699

Balance March 30, 2019	68,047,041	$680	$223,551	$1,897,967	27,884,681	$(1,389,612)	$(4,326)	$—	$728,260

	Landstar System, Inc. and Subsidiary Shareholders
	Common Stock		Additional Paid-In	Retained	Treasury Stock at Cost		Accumulated Other Comprehensive	Non- controlling
	Shares	Amount	Capital	Earnings	Shares	Amount	Loss	Interests	Total
Balance December 30, 2017	67,740,380	$677	$209,599	$1,611,158	25,749,493	$(1,167,600)	$(3,162)	$3,205	$653,877
Adoption of accounting standards				773					773
Net income (loss)				57,517				(44)	57,473
Dividends ($0.15 per share)				(6,308)					(6,308)
Purchases of common stock					14,354	(1,508)			(1,508)
Issuance of stock related to stock-based compensation plans	95,784	1	(1,376)		4,822	(350)			(1,725)
Stock-based compensation			3,710						3,710
Other comprehensive (loss) income							(389)	377	(12)

Balance March 31, 2018	67,836,164	$678	$211,933	$1,663,140	25,768,669	$(1,169,458)	$(3,551)	$3,538	$706,280

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

(1) Significant Accounting Policies

Revenue from Contracts with Customers – Disaggregation of Revenue

During the thirteen weeks ended March 30, 2019, revenue generated by BCO Independent Contractors, Truck Brokerage Carriers and railroads represented approximately 43%, 49% and 3%, respectively, of the Company’s consolidated revenue. Collectively, revenue generated by air and ocean cargo carriers represented approximately 3% of the Company’s consolidated revenue in the thirteen-week period ended March 30, 2019. Included in truck transportation revenue generated by BCO Independent Contractors and Truck Brokerage Carriers during the thirteen-week period ended March 30, 2019 was $619,014,000 hauled via van equipment, $310,721,000 hauled via unsided/platform equipment and $23,376,000 of less-than-truckload. During the thirteen weeks ended March 31, 2018, revenue generated by BCO Independent Contractors, Truck Brokerage Carriers and railroads represented approximately 45%, 48% and 3%, respectively, of the Company’s consolidated revenue. Collectively, revenue generated by air and ocean cargo carriers represented approximately 2% of the Company’s consolidated revenue in the thirteen-week period ended March 31, 2018. Included in truck transportation revenue generated by BCO Independent Contractors and Truck Brokerage Carriers during the thirteen-week period ended March 31, 2018 was $656,135,000 hauled via van equipment, $299,369,000 hauled via unsided/platform equipment and $23,584,000 of less-than-truckload.

(2) Share-based Payment Arrangements

As of March 30, 2019, the Company had two employee equity incentive plans, the 2002 employee stock option and stock incentive plan (the “ESOSIP”) and the 2011 equity incentive plan (the “2011 EIP”). No further grants can be made under the ESOSIP. The Company also has a stock compensation plan for members of its Board of Directors, the Amended and Restated 2013 Directors Stock Compensation Plan (as amended and restated as of May 17, 2016, the “2013 DSCP”). 6,000,000 shares of the Company’s common stock were authorized for issuance under the 2011 EIP and 115,000 shares of the Company’s common stock were authorized for issuance under the 2013 DSCP. The ESOSIP, 2011 EIP and 2013 DSCP are each referred to herein as a “Plan,” and, collectively, as the “Plans.” Amounts recognized in the financial statements with respect to these Plans are as follows (in thousands):

	Thirteen Weeks Ended
	March 30, 2019	March 31, 2018
Total cost of the Plans during the period	$1,938	$3,710
Amount of related income tax benefit recognized during the period	(3,062)	(2,251)

Net cost of the Plans during the period	$(1,124)	$1,459

Included in income tax benefits recognized in the thirteen-week periods ended March 30, 2019 and March 31, 2018 were excess tax benefits from stock-based awards of $2,571,000 and $1,298,000, respectively. Also included in income tax benefits recognized in the thirteen-week periods ended March 30, 2019 and March 31, 2018 were income tax benefits of $16,000 and $50,000, respectively, recognized on disqualifying dispositions of the Company’s common stock by employees who obtained shares of common stock through exercises of incentive stock options.

As of March 30, 2019, there were 72,742 shares of the Company’s common stock reserved for issuance under the 2013 DSCP and 4,015,762 shares of the Company’s common stock reserved for issuance in the aggregate under the ESOSIP and 2011 EIP.

Restricted Stock Units

The following table summarizes information regarding the Company’s outstanding restricted stock unit (“RSU”) awards with either a performance condition or a market condition under the Plans:

	Number of RSUs	Weighted Average Grant Date Fair Value
Outstanding at December 29, 2018	292,345	$66.31
Granted	57,548	$95.71
Shares earned in excess of target (1)	67,729	$55.94
Vested shares, including shares earned in excess of target	(216,652)	$54.29
Forfeited	(3,410)	$79.99

Outstanding at March 30, 2019	197,560	$84.26

(1)	Represents shares earned in excess of target under the January 27, 2015 and January 29, 2016 RSU awards as actual results exceeded the target under both awards as a result of fiscal year 2018 results.

During the thirteen-week period ended March 30, 2019, the Company granted RSUs with a performance condition. RSUs with a performance condition granted on February 1, 2019 may vest on January 31 of 2022, 2023 and 2024 based on growth in operating income and pre-tax income per share from continuing operations attributable to Landstar System, Inc. and subsidiary as compared to the results from the 2018 fiscal year. Outstanding RSUs at both December 29, 2018 and March 30, 2019 include RSUs with a performance condition and RSUs with a market condition, as further described in the Company’s 2018 Annual Report on Form 10-K.

The Company recognized approximately $1,307,000 and $3,153,000 of share-based compensation expense related to RSU awards in the thirteen-week periods ended March 30, 2019 and March 31, 2018, respectively. As of March 30, 2019, there was a maximum of $27.5 million of total unrecognized compensation cost related to RSU awards granted under the Plans with an expected average remaining life of approximately 3.8 years. With respect to RSU awards with a performance condition, the amount of future compensation expense to be recognized will be determined based on future operating results.

Stock Options

The following table summarizes information regarding the Company’s outstanding stock options under the Plans:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (000s)
Options outstanding at December 29, 2018	89,114	$50.44
Exercised	(16,400)	$49.34

Options outstanding at March 30, 2019	72,714	$50.68	2.9	$4,269

Options exercisable at March 30, 2019	72,714	$50.68	2.9	$4,269

The total intrinsic value of stock options exercised during the thirteen-week periods ended March 30, 2019 and March 31, 2018 was $944,000 and $2,463,000, respectively.

As of March 30, 2019, there was no unrecognized compensation cost related to stock options granted under the Plans.

Non-vested Restricted Stock and Deferred Stock Units

The following table summarizes information regarding the Company’s outstanding shares of non-vested restricted stock and Deferred Stock Units (defined below) under the Plans:

	Number of Shares and Deferred Stock Units	Weighted Average Grant Date Fair Value
Non-vested at December 29, 2018	55,987	$93.66
Granted	21,050	$102.83
Vested	(13,772)	$85.40

Non-vested at March 30, 2019	63,265	$98.51

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

As of March 30, 2019, there was $4,718,000 of total unrecognized compensation cost related to non-vested shares of restricted stock and Deferred Stock Units granted under the Plans. The unrecognized compensation cost related to these non-vested shares of restricted stock and Deferred Stock Units is expected to be recognized over a weighted average period of 2.5 years.

(3) Income Taxes

The provisions for income taxes for the 2019 and 2018 thirteen-week periods were based on estimated annual effective income tax rates of 24.2% and 24.5%, respectively, adjusted for discrete events, such as benefits resulting from stock-based awards. The effective income tax rate for the 2019 thirteen-week period was 21.0%, which approximated the statutory federal income tax rate. The provision for income taxes for the 2019 thirteen-week period was favorably impacted by $2,571,000 of excess tax benefits from stock-based awards, which essentially offset the impact of state taxes and the meals and entertainment exclusion. The effective income tax rate for the 2018 thirteen-week period was 22.7%, which was higher than the statutory federal income tax rate of 21% primarily attributable to state taxes, the elimination of the performance-based compensation exception under Section 162(m) by the Tax Cuts and Jobs Act (the “Tax Reform Act”) and the meals and entertainment exclusion, partially offset by excess tax benefits realized on stock based awards.

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

The following table provides a reconciliation of the average number of common shares outstanding used to calculate earnings per common share attributable to Landstar System, Inc. and subsidiary to the average number of common shares and common share equivalents outstanding used to calculate diluted earnings per share attributable to Landstar System, Inc. and subsidiary (in thousands):

	Thirteen Weeks Ended
	March 30, 2019	March 31, 2018
Average number of common shares outstanding	40,161	42,038
Incremental shares from assumed exercises of stock options	5	60

Average number of common shares and common share equivalents outstanding	40,166	42,098

For each of the thirteen-week periods ended March 30, 2019 and March 31, 2018, no options outstanding to purchase shares of common stock were antidilutive. Outstanding RSUs were excluded from the calculation of diluted earnings per share attributable to Landstar System, Inc. and subsidiary for all periods because the performance metric requirements or market condition for vesting had not been satisfied.

(5) Additional Cash Flow Information

During the 2019 thirteen-week period, Landstar received income tax refunds, net of income tax payments, of $3,624,000 and paid interest of $1,198,000. During the 2018 thirteen-week period, Landstar paid income taxes and interest of $464,000 and $976,000, respectively. Landstar did not acquire any operating property by entering into finance leases in either the 2019 or 2018 thirteen-week periods. Capital expenditures are recorded as cash outflows from investing activities in the consolidated statement of cash flows in the period in which they are paid.

(6) Segment Information

The following table summarizes information about the Company’s reportable business segments as of and for the thirteen-week periods ended March 30, 2019 and March 31, 2018 (in thousands):

	Thirteen Weeks Ended
	March 30, 2019			March 31, 2018
	Transportation Logistics	Insurance	Total	Transportation Logistics	Insurance	Total
External revenue	$1,018,961	$14,039	$1,033,000	$1,035,640	$12,286	$1,047,926
Internal revenue		9,614	9,614		7,498	7,498
Investment income		1,138	1,138		861	861
Operating income	67,583	13,313	80,896	67,300	7,853	75,153
Expenditures on long-lived assets	4,576		4,576	3,814		3,814
Goodwill	38,343		38,343	39,363		39,363

In the thirteen-week periods ended March 30, 2019 and March 31, 2018, no single customer accounted for more than 10% of the Company’s consolidated revenue.

(7) Other Comprehensive Income

The following table presents the components of and changes in accumulated other comprehensive income attributable to Landstar System, Inc. and subsidiary, net of related income taxes, as of and for the thirteen-week period ended March 30, 2019 (in thousands):

	Unrealized Holding (Losses) Gains on Available-for-Sale Securities	Foreign Currency Translation	Total
Balance as of December 29, 2018	$(930)	$(4,945)	$(5,875)
Other comprehensive income	995	554	1,549

Balance as of March 30, 2019	$65	$(4,391)	$(4,326)

Amounts reclassified from accumulated other comprehensive income to investment income due to the realization of previously unrealized gains and losses in the accompanying consolidated statements of income were not significant for the thirteen-week period ended March 30, 2019.

(8) Investments

Investments include primarily investment-grade corporate bonds having maturities of up to five years (the “bond portfolio”) and money market investments. Investments in the bond portfolio are reported as available-for-sale and are carried at fair value. Investments maturing less than one year from the balance sheet date are included in short-term investments and investments maturing more than one year from the balance sheet date are included in other assets in the consolidated balance sheets. Management performs an analysis of the nature of the unrealized losses on available-for-sale investments to determine whether such losses are other-than-temporary. Unrealized losses, representing the excess of the purchase price of an investment over its fair value as of the end of a period, considered to be other-than-temporary, are to be included as a charge in the statement of income, while unrealized losses considered to be temporary are to be included as a component of equity. Investments whose values are based on quoted market prices in active markets are classified within Level 1. Investments that trade in markets that are not considered to be active, but are valued based on quoted market prices, are classified within Level 2. As Level 2 investments include positions that are not traded in active markets, valuations may be adjusted to reflect illiquidity and/or non-transferability, which are generally based on available market information. Any transfers between levels are recognized as of the beginning of any reporting period. Fair value of the bond portfolio was determined using Level 1 inputs related to money market investments and Level 2 inputs related to investment-grade corporate bonds, asset-backed securities and direct obligations of government agencies. Unrealized gains, net of unrealized losses, on the investments in the bond portfolio were $83,000 at March 30, 2019, while unrealized losses, net of unrealized gains, on the investments in the bond portfolio were $1,184,000 at December 29, 2018, respectively.

The amortized cost and fair values of available-for-sale investments are as follows at March 30, 2019 and December 29, 2018 (in thousands):

		Gross	Gross
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
March 30, 2019
Money market investments	$12,719	$—	$—	$12,719
Asset-backed securities	518	—	2	516
Corporate bonds and direct obligations of government agencies	100,994	428	343	101,079

Total	$114,231	$428	$345	$114,314

December 29, 2018
Money market investments	$11,714	$—	$—	$11,714
Asset-backed securities	624	—	4	620
Corporate bonds and direct obligations of government agencies	101,021	33	1,213	99,841

Total	$113,359	$33	$1,217	$112,175

For those available-for-sale investments with unrealized losses at March 30, 2019 and December 29, 2018, the following table summarizes the duration of the unrealized loss (in thousands):

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
March 30, 2019
Asset-backed securities	$—	$—	$516	$2	$516	$2
Corporate bonds and direct obligations of government agencies	13,900	31	48,181	312	62,081	343

Total	$13,900	$31	$48,697	$314	$62,597	$345

December 29, 2018
Asset-backed securities	$—	$—	$620	$4	$620	$4
Corporate bonds and direct obligations of government agencies	45,960	354	42,803	859	88,763	1,213

Total	$45,960	$354	$43,423	$863	$89,383	$1,217

The Company expects to recover the amortized cost basis of these securities as it does not intend to sell, and does not anticipate being required to sell, these securities before recovery of the cost basis. For these reasons, the Company does not consider the unrealized losses on these securities to be other-than-temporary at March 30, 2019.

(9) Leases

Landstar’s noncancelable leases are primarily comprised of finance leases for the acquisition of new trailing equipment. Each finance lease for the acquisition of trailing equipment is a five year lease with a $1 purchase option for the applicable equipment at lease expiration. Substantially all of Landstar’s operating lease right-of-use assets and operating lease liabilities represent leases for orientation centers for BCO Independent Contractors and office space used to conduct Landstar’s business. These leases do not have significant rent escalation holidays, concessions, leasehold improvement incentives or other build-out clauses. Further, the leases do not contain contingent rent provisions. Landstar also leases certain trailing equipment to supplement the Company-owned trailer fleet under “month-to-month” lease terms, which are not required to be recorded on the balance sheet due to the less than twelve month lease term exemption. Sublease income is primarily comprised of weekly trailing equipment rentals to our BCO Independent Contractors.

Most of Landstar’s operating leases include one or more options to renew. The exercise of lease renewal options is typically at Landstar’s sole discretion, and, as such, the majority of renewals to extend the lease terms are not included in the right-of-use assets and lease liabilities as they are not reasonably certain of exercise. Landstar regularly evaluates the renewal options, and when they are reasonably certain of exercise, Landstar includes the renewal period in the lease term.

As most of Landstar’s operating leases do not provide an implicit rate, Landstar utilized its incremental borrowing rate based on the information available at the lease commencement date in determining the present value of the lease payments. Landstar has a centrally managed treasury function; therefore, based on the applicable lease terms and the current economic environment, we apply a portfolio approach for determining the incremental borrowing rate.

The components of lease cost for finance leases and operating leases for the thirteen weeks ended March 30, 2019 were (in thousands):

Finance leases:
Amortization of right-of-use assets	$6,624
Interest on lease liability	1,018

Total finance lease cost	7,642

Operating leases:
Lease cost	1,064
Variable lease cost	—
Sublease income	(1,325)

Total operating lease (income)/cost	(261)

Total lease cost	$7,381

A summary of the lease classification on our consolidated balance sheet as of March 30, 2019 is as follows (in thousands):

Assets:
Operating lease right-of-use assets	Other assets	$589
Finance lease assets	Operating property, less accumulated depreciation and amortization	166,833

Total lease assets		$167,422

The following table reconciles the undiscounted cash flows for the finance and operating leases at March 30, 2019 to the finance and operating lease liabilities recorded on the balance sheet (in thousands):

	Finance Leases	Operating Leases
2019 Remainder	$34,217	$215
2020	39,481	137
2021	25,066	119
2022	15,902	118
2023	8,875	41
Thereafter	—	—

Total future minimum lease payments	123,541	$630

Less amount representing interest (2.1% to 4.4%)	7,111	41

Present value of minimum lease payments	$116,430	$589

Current maturities of long-term debt	41,184
Long-term debt, excluding current maturities	75,246
Other current liabilities		248
Deferred income taxes and other noncurrent liabilities		341

The weighted average remaining lease term and the weighted average discount rate for finance and operating leases as of March 30, 2019 were:

	Finance Leases	Operating Leases
Weighted average remaining lease term (years)	3.3	3.3
Weighted average discount rate	3.2%	4.0%

(10) Commitments and Contingencies

Short-term investments include $39,958,000 in current maturities of investments held by the Company’s insurance segment at March 30, 2019. The non-current portion of the bond portfolio of $74,356,000 is included in other assets. The short-term investments, together with $29,314,000 of non-current investments, provide collateral for the $62,345,000 of letters of credit issued to guarantee payment of insurance claims. As of March 30, 2019, Landstar also had $34,369,000 of additional letters of credit outstanding under the Company’s Credit Agreement.

Reference is made to the descriptions of certain pending legal proceedings in the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2018. There have been no material developments with respect to any such pending legal proceedings during the thirteen-week period ended March 30, 2019.

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

The following table summarizes the effect of the increase in the cost of insurance claims resulting from unfavorable development of prior year self-insured claims estimates on operating income, net income attributable to Landstar System, Inc. and subsidiary and earnings per share attributable to Landstar System, Inc. and subsidiary set forth in the consolidated statements of income for the thirteen-week periods ended March 30, 2019 and March 31, 2018 (in thousands, except per share amounts):

	Thirteen Weeks Ended
	March 30, 2019	March 31, 2018
Operating income	$1,407	$2,558
Net income attributable to Landstar System, Inc. and subsidiary	1,067	1,931
Earnings per share attributable to Landstar System, Inc. and subsidiary	$0.03	$0.05
Diluted earnings per share attributable to Landstar System, Inc. and subsidiary	$0.03	$0.05

(12) Recent Accounting Pronouncements

Adoption of New Accounting Standards

In February 2016, the FASB issued Accounting Standards Update 2016-02 – Leases (“ASU 2016-02”), amended by ASU 2018-11, Leases (Topic 842): Targeted Improvements. ASU 2016-02 requires a company to recognize a right-of-use asset and lease liability for the obligation to make lease payments measured at the present value of the lease payments for all leases with terms greater than twelve months. The ASU requires adoption using a modified retrospective transition approach with either (1) periods prior to the adoption date being recast or (2) a cumulative-effect adjustment recognized to the opening balance of retained earnings on the adoption date with prior periods not recast. The Company adopted this standard on December 30, 2018 using the cumulative-effect adjustment approach. No cumulative-effect adjustment was recognized as the amount was not material. The Company recognized $589,000 in right-of-use assets and corresponding lease obligations upon adoption of ASU 2016-02. See Note 9 for additional information regarding the impact of adopting ASU 2016-02 to Landstar’s consolidated financial statements.

Accounting Standards Issued But Not Yet Adopted

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the interim consolidated financial statements and notes thereto included herein, and with the Company’s audited financial statements and notes thereto for the fiscal year ended December 29, 2018 and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 2018 Annual Report on Form 10-K.

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

decreased demand for transportation services; U.S. foreign trade relationships; substantial industry competition; disruptions or failures in the Company’s computer systems; cyber and other information security incidents; dependence on key vendors; changes in fuel taxes; status of independent contractors; regulatory and legislative changes; regulations focused on diesel emissions and other air quality matters; catastrophic loss of a Company facility; intellectual property; unclaimed property; and other operational, financial or legal risks or uncertainties detailed in Landstar’s Form 10-K for the 2018 fiscal year, described in Item 1A “Risk Factors”, in this report or in Landstar’s other Securities and Exchange Commission filings from time to time. These risks and uncertainties could cause actual results or events to differ materially from historical results or those anticipated. Investors should not place undue reliance on such forward-looking statements and the Company undertakes no obligation to publicly update or revise any forward-looking statements.

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

The transportation logistics segment provides a wide range of integrated transportation management solutions. Transportation services offered by the Company include truckload and less-than-truckload transportation, rail intermodal, air cargo, ocean cargo, expedited ground and air delivery of time-critical freight, heavy-haul/specialized, U.S.-Canada and U.S.-Mexico cross-border, intra-Mexico, intra-Canada, project cargo and customs brokerage. Examples of the industries serviced by the transportation logistics segment include automotive products, building products, metals, chemicals, foodstuffs, heavy machinery, retail, electronics and military equipment. In addition, the transportation logistics segment provides transportation services to other transportation companies, including third party logistics and less-than-truckload service providers. Each of the independent commission sales agents has the opportunity to market all of the services provided by the transportation logistics segment. Billings for freight transportation services are typically charged to customers on a per shipment basis for the physical transportation of freight and are referred to as transportation revenue. During the thirteen weeks ended March 30, 2019, revenue generated by BCO Independent Contractors, Truck Brokerage Carriers and railroads represented approximately 43%, 49% and 3%, respectively, of the Company’s consolidated revenue. Collectively, revenue generated by air and ocean cargo carriers represented approximately 3% of the Company’s consolidated revenue in the thirteen-week period ended March 30, 2019.

Landstar Metro, S.A.P.I. de C.V. (“Landstar Metro”) provides freight and logistics services within the country of Mexico and in conjunction with Landstar’s U.S./Mexico cross-border services. Landstar Metro Servicios S.A.P.I. de C.V. (“Landstar Servicios”) provides various administrative, financial, operational, safety and compliance services to Landstar Metro. The results of operations from Landstar Metro and Landstar Servicios are presented as part of the Company’s transportation logistics segment. On January 29, 2019, Landstar acquired all of the remaining equity interests in Landstar Metro and Landstar Servicios held by their former minority equityholders. Accordingly, as of such date, Landstar Metro and Landstar Servicios each became wholly owned subsidiaries of the Company. Revenue from Landstar Metro represented less than 1% of the Company’s transportation logistics segment revenue in the thirteen-week period ended March 30, 2019.

The insurance segment is comprised of Signature Insurance Company, a wholly owned offshore insurance subsidiary (“Signature”), and Risk Management Claim Services, Inc. The insurance segment provides risk and claims management services to certain of Landstar’s operating subsidiaries. In addition, it reinsures certain risks of the Company’s BCO Independent Contractors and provides certain property and casualty insurance directly to certain of Landstar’s operating subsidiaries. Revenue at the insurance segment represents reinsurance premiums from third party insurance companies that provide insurance programs to BCO Independent Contractors where all or a portion of the risk is ultimately borne by Signature. Revenue at the insurance segment represented approximately 1% of the Company’s consolidated revenue for the thirteen-week period ended March 30, 2019.

Changes in Financial Condition and Results of Operations

Management believes the Company’s success principally depends on its ability to generate freight revenue through its network of independent commission sales agents and to safely and efficiently deliver freight utilizing third party capacity providers. Management believes the most significant factors to the Company’s success include increasing revenue, sourcing capacity and controlling costs, including insurance and claims.

While customer demand, which is subject to overall economic conditions, ultimately drives increases or decreases in revenue, the Company primarily relies on its independent commission sales agents to establish customer relationships and generate revenue opportunities. Management’s emphasis with respect to revenue growth is on revenue generated by independent commission sales agents who on an annual basis generate $1 million or more of Landstar revenue (“Million Dollar Agents”). Management believes future revenue growth is primarily dependent on its ability to increase both the revenue generated by Million Dollar Agents and the number of Million Dollar Agents through a combination of recruiting new agents, increasing the revenue opportunities generated by existing independent commission sales agents and providing its independent commission sales agents with technology-based tools they may use to grow revenue and increase efficiencies at their businesses. During the 2018 fiscal year, 608 independent commission sales agents generated $1 million or more of Landstar revenue and thus qualified as Million Dollar Agents. During the 2018 fiscal year, the average revenue generated by a Million Dollar Agent was $7,150,000 and revenue generated by Million Dollar Agents in the aggregate represented 94% of consolidated revenue.

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

	Thirteen Weeks Ended
	March 30,	March 31,
	2019	2018
Revenue generated through (in thousands):
Truck transportation
Truckload:
Van equipment	$619,014	$656,135
Unsided/platform equipment	310,721	299,369
Less-than-truckload	23,376	23,584

Total truck transportation	953,111	979,088
Rail intermodal	30,015	29,292
Ocean and air cargo carriers	30,669	23,477
Other (1)	19,205	16,069

	$1,033,000	$1,047,926

Revenue on loads hauled via BCO Independent Contractors included in total truck transportation	$449,308	$471,150
Number of loads:
Truck transportation
Truckload:
Van equipment	341,821	336,919
Unsided/platform equipment	125,170	119,791
Less-than-truckload	35,309	33,420

Total truck transportation	502,300	490,130
Rail intermodal	12,460	13,280
Ocean and air cargo carriers	7,510	6,330

	522,270	509,740

Loads hauled via BCO Independent Contractors included in total truck transportation	234,850	233,180
Revenue per load:
Truck transportation
Truckload:
Van equipment	$1,811	$1,947
Unsided/platform equipment	2,482	2,499
Less-than-truckload	662	706
Total truck transportation	1,897	1,998
Rail intermodal	2,409	2,206
Ocean and air cargo carriers	4,084	3,709
Revenue per load on loads hauled via BCO Independent Contractors	$1,913	$2,021
Revenue by capacity type (as a % of total revenue):
Truck capacity providers:
BCO Independent Contractors	43%	45%
Truck Brokerage Carriers	49%	48%
Rail intermodal	3%	3%
Ocean and air cargo carriers	3%	2%
Other	2%	2%

(1)	Includes primarily reinsurance premium revenue generated by the insurance segment and intra-Mexico transportation services revenue generated by Landstar Metro.

Also critical to the Company’s success is its ability to secure capacity, particularly truck capacity, at rates that allow the Company to profitably transport customers’ freight. The following table summarizes the number of available truck capacity providers on the dates indicated:

	March 30, 2019	March 31, 2018
BCO Independent Contractors	9,911	9,243
Truck Brokerage Carriers:
Approved and active (1)	40,404	34,659
Other approved	18,659	15,687

	59,063	50,346

Total available truck capacity providers	68,974	59,589

Trucks provided by BCO Independent Contractors	10,637	9,868

(1)	Active refers to Truck Brokerage Carriers who moved at least one load in the 180 days immediately preceding the fiscal quarter end.

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

Purchased transportation represents the amount a BCO Independent Contractor or other third party capacity provider is paid to haul freight. The amount of purchased transportation paid to a BCO Independent Contractor is primarily based on a contractually agreed-upon percentage of revenue generated by loads hauled by the BCO Independent Contractor. Purchased transportation paid to a Truck Brokerage Carrier is based on either a negotiated rate for each load hauled or, to a lesser extent, a contractually agreed-upon fixed rate per load. Purchased transportation paid to railroads is based on either a negotiated rate for each load hauled or a contractually agreed-upon fixed rate per load. Purchased transportation paid to air cargo carriers is generally based on a negotiated rate for each load hauled and purchased transportation paid to ocean cargo carriers is generally based on contractually agreed-upon fixed rates. Purchased transportation as a percentage of revenue for truck brokerage, rail intermodal and ocean cargo services is normally higher than that of BCO Independent Contractor and air cargo services. Purchased transportation is the largest component of costs and expenses and, on a consolidated basis, increases or decreases as a percentage of consolidated revenue in proportion to changes in the percentage of consolidated revenue generated through BCO Independent Contractors and other third party capacity providers and external revenue from the insurance segment, consisting of reinsurance premiums. Purchased transportation as a percent of revenue also increases or decreases in relation to the availability of truck brokerage capacity and with changes in the price of fuel on revenue generated by Truck Brokerage Carriers. The Company passes 100% of fuel surcharges billed to customers for freight hauled by BCO Independent Contractors to its BCO Independent Contractors. These fuel surcharges are excluded from revenue and the cost of purchased transportation. Purchased transportation costs are recognized over the transit period as the performance obligation to the customer is completed.

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

In general, gross profit margin on revenue generated by BCO Independent Contractors represents a fixed percentage of revenue due to the nature of the contracts that pay a fixed percentage of revenue to both the BCO Independent Contractors and independent commission sales agents. For revenue generated by Truck Brokerage Carriers, gross profit margin is either fixed or variable as a percent of revenue, depending on the contract with each individual independent commission sales agent. Under certain contracts with independent commission sales agents, the Company retains a fixed percentage of revenue and the agent retains the amount remaining less the cost of purchased transportation (the “retention contracts”). Gross profit margin on revenue generated by railroads, air cargo carriers, ocean cargo carriers and Truck Brokerage Carriers, other than those under retention contracts, is variable in nature as the Company’s contracts with independent commission sales agents provide commissions to agents at a contractually agreed upon percentage of net revenue for these types of loads. Approximately 50% of the Company’s consolidated revenue in the thirteen-week period ended March 30, 2019 was generated under contracts that have a fixed gross profit margin while 50% was under contracts that have a variable gross profit margin.

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

With respect to insurance and claims cost, potential liability associated with accidents in the trucking industry is severe and occurrences are unpredictable. For commercial trucking claims, Landstar retains liability up to $5,000,000 per occurrence. In addition, for commercial trucking claims exceeding its $5,000,000 per occurrence self-insured retention, the Company retains liability up to an additional $700,000 in the aggregate on any claims incurred on or after May 1, 2016 through April 30, 2017, up to an additional $500,000 in the aggregate on any claims incurred on or after May 1, 2017 through April 30, 2018 and up to an additional $350,000 in the aggregate on any claims incurred on or after May 1, 2018 through April 30, 2019. The Company also retains liability of up to $1,000,000 for each general liability claim, up to $250,000 for each workers’ compensation claim and up to $250,000 for each cargo claim. In addition, under reinsurance arrangements by Signature of certain risks of the Company’s BCO Independent Contractors, the Company retains liability of up to $500,000, $1,000,000 or $2,000,000 with respect to certain occupational accident claims and up to $750,000 with respect to certain workers’ compensation claims. The Company’s exposure to liability associated with accidents incurred by Truck Brokerage Carriers, railroads and air and ocean cargo carriers who transport freight on behalf of the Company is reduced by various factors including the extent to which such carriers maintain their own insurance coverage. A material increase in the frequency or severity of accidents, cargo claims or workers’ compensation claims or the material unfavorable development of existing claims could have a material adverse effect on Landstar’s cost of insurance and claims and its results of operations.

During the thirteen-week period ended March 30, 2019, employee compensation and benefits accounted for approximately sixty-seven percent of the Company’s selling, general and administrative costs.

Depreciation and amortization primarily relate to depreciation of trailing equipment and information technology hardware and software.

The following table sets forth the percentage relationship of purchased transportation and commissions to agents, both being direct costs, to revenue and indirect costs as a percentage of gross profit for the periods indicated:

	Thirteen Weeks Ended
	March 30, 2019	March 31, 2018
Revenue	100.0%	100.0%
Purchased transportation	76.6	77.3
Commissions to agents	8.3	7.8

Gross profit margin	15.1%	14.8%

Gross profit	100.0%	100.0%
Investment income	0.7	0.6
Indirect costs and expenses:
Other operating costs, net of gains on asset sales/dispositions	5.3	4.9
Insurance and claims	9.6	11.2
Selling, general and administrative	26.5	29.1
Depreciation and amortization	7.3	7.1

Total costs and expenses	48.7	52.2

Operating margin	52.0%	48.3%

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

THIRTEEN WEEKS ENDED MARCH 30, 2019 COMPARED TO THIRTEEN WEEKS ENDED MARCH 31, 2018

Revenue for the 2019 thirteen-week period was $1,033,000,000, a decrease of $14,926,000, or 1%, compared to the 2018 thirteen-week period. Transportation revenue decreased $16,679,000, or 2%. The decrease in transportation revenue was attributable to decreased revenue per load of approximately 4%, partially offset by an increased number of loads hauled of approximately 2%. Reinsurance premiums were $14,039,000 and $12,286,000 for the 2019 and 2018 thirteen-week periods, respectively. The increase in revenue from reinsurance premiums was primarily attributable to the increase in the average number of trucks provided by BCO Independent Contractors in the 2019 thirteen-week period compared to the 2018 thirteen-week period.

Truck transportation revenue generated by BCO Independent Contractors and Truck Brokerage Carriers (together, the “third party truck capacity providers”) for the 2019 thirteen-week period was $953,111,000, representing 92% of total revenue, a decrease of $25,977,000, or 3%, compared to the 2018 thirteen-week period. Revenue per load on loads hauled by third party truck capacity providers decreased approximately 5% in the 2019 thirteen-week period compared to the 2018 thirteen-week period, while the number of loads hauled by third party truck capacity providers increased approximately 2% compared to the 2018 thirteen-week period. The decrease in revenue per load on loads hauled via truck was primarily due to a softer freight environment experienced during the 2019 thirteen-week period, which resulted in more readily available truck capacity as compared to the 2018 thirteen-week period. Revenue per load on loads hauled via van equipment decreased 7%, revenue per load on loads hauled via unsided/platform equipment decreased 1% and revenue per load on less-than-truckload loadings decreased 6% as compared to the 2018 thirteen-week period. The increase in the number of loads hauled via truck compared to the 2018 thirteen-week period was due to an increase in demand for the Company’s unsided/platform services and slightly higher demand for truckload services provided via van equipment. The number of loads hauled via unsided/platform and van equipment increased 4% and 1% during the 2019 thirteen-week period, respectively, as compared to the 2018 thirteen-week period. Fuel surcharges billed to customers on revenue generated by BCO Independent Contractors are excluded from revenue. Fuel surcharges on Truck Brokerage Carrier revenue identified separately in billings to customers and included as a component of Truck Brokerage Carrier revenue were $20,987,000 and $22,245,000 in the 2019 and 2018 thirteen-week periods, respectively. It should be noted that billings to many customers of the Company’s truck brokerage services include a single all-in rate that does not separately identify fuel surcharges on loads hauled via Truck Brokerage Carriers. Accordingly, the overall impact of changes in fuel prices on revenue and revenue per load on loads hauled via truck is likely to be greater than that indicated.

Transportation revenue generated by rail intermodal, air cargo and ocean cargo carriers (collectively, the “multimode capacity providers”) for the 2019 thirteen-week period was $60,684,000, or 6% of total revenue, an increase of $7,915,000, or 15%, compared to the 2018 thirteen-week period. Revenue per load on revenue generated by multimode capacity providers increased approximately 13% in the 2019 thirteen-week period compared to the 2018 thirteen-week period, and the number of loads hauled by multimode capacity providers increased approximately 2% over the same period. The increase in revenue per load of 13% on loads hauled by multimode capacity providers was primarily attributable to increased revenue per load on ocean loads. The increase in the number of loads hauled by multimode capacity providers was primarily due to a 34% increase in air loadings, primarily attributable to increased air loadings for one specific customer. Also, revenue per load on revenue generated by multimode capacity providers is influenced by many factors, including revenue mix among the various modes of transportation used, length of haul, complexity of freight, density of freight lanes, fuel costs and availability of capacity.

Purchased transportation was 76.6% and 77.3% of revenue in the 2019 and 2018 thirteen-week periods, respectively. The decrease in purchased transportation as a percentage of revenue was primarily due to a decreased rate of purchased transportation paid on Truck Brokerage Carrier revenue, partially offset by a decrease in the percentage of revenue contributed by BCO Independent Contractors, which typically has a lower rate of purchased transportation than revenue generated by Truck Brokerage Carriers. Commissions to agents were 8.3% and 7.8% of revenue in the 2019 and 2018 thirteen-week periods, respectively. The increase in commissions to agents as a percentage of revenue was primarily attributable to an increased net revenue margin on revenue generated by Truck Brokerage Carriers.

Investment income was $1,138,000 and $861,000 in the 2019 and 2018 thirteen-week periods, respectively. The increase in investment income was attributable to higher average rates of return on investments in the 2019 thirteen-week period.

Other operating costs increased $635,000 in the 2019 thirteen-week period compared to the 2018 thirteen-week period and represented 5.3% of gross profit in the 2019 period compared to 4.9% of gross profit in the 2018 period. The increase in other operating costs compared to the prior year was primarily due to increased trailing equipment maintenance costs as a result of an increased number of Company-owned trailers, partially offset by a decreased provision for contractor bad debt. The increase in other operating costs as a percentage of gross profit was caused by the increase in other operating costs.

Insurance and claims decreased $2,367,000 in the 2019 thirteen-week period compared to the 2018 thirteen-week period and represented 9.6% of gross profit in the 2019 period compared to 11.2% of gross profit in the 2018 period. The decrease in insurance and claims expense compared to prior year was primarily due to decreased net unfavorable development of prior years’ claims and decreased severity of current year claims in the 2019 period. Net unfavorable development of prior years’ claims was $1,407,000 and $2,558,000 in the 2019 and 2018 thirteen-week periods, respectively. The decrease in insurance and claims as a percent of gross profit was caused by the decrease in insurance and claims costs.

Selling, general and administrative costs decreased $3,983,000 in the 2019 thirteen-week period compared to the 2018 thirteen-week period and represented 26.5% of gross profit in the 2019 period compared to 29.1% of gross profit in the 2018 period. The decrease in selling, general and administrative costs compared to prior year was attributable to a decreased provision for incentive compensation and decreased stock-based compensation expense, partially offset by increased wages and an increased provision for customer bad debt. Included in selling, general and administrative costs is incentive compensation expense of $1,038,000 and $4,131,000 for the 2019 and 2018 thirteen-week periods, respectively, and stock-based compensation expense of $1,938,000 and $3,710,000 for the 2019 and 2018 thirteen-week periods, respectively. The decrease in selling, general and administrative costs as a percent of gross profit was due primarily to the decrease in selling, general and administrative costs.

Depreciation and amortization increased $319,000 in the 2019 thirteen-week period compared to the 2018 thirteen-week period and represented 7.3% of gross profit in the 2019 period compared to 7.1% of gross profit in the 2018 period. The increase in depreciation and amortization expenses was primarily due to an increased number of Company-owned trailers. The increase in depreciation and amortization as a percentage of gross profit was primarily due to the increased depreciation costs.

Interest and debt expense in the 2019 thirteen-week period increased $5,000 compared to the 2018 thirteen-week period.

The provisions for income taxes for the 2019 and 2018 thirteen-week periods were based on estimated annual effective income tax rates of 24.2% and 24.5%, respectively, adjusted for discrete events, such as benefits resulting from stock-based awards. The effective income tax rate for the 2019 thirteen-week period was 21.0%, which approximated the statutory federal income tax rate. The effective income tax rate for the 2018 thirteen-week period was 22.7%, which was higher than the statutory federal income tax rate of 21% primarily attributable to state taxes, the Tax Reform Act’s elimination of the performance-based compensation exception under Section 162(m) and the meals and entertainment exclusion. The effective income tax rate in the 2019 thirteen-week period of 21.0% was lower than the 24.2% estimated annual effective income tax rate primarily due to excess tax benefits recognized on stock-based compensation arrangements in the 2019 thirteen-week period, which essentially offset the impact of state taxes and the meals and entertainment exclusion. The effective income tax rate in the 2018 thirteen-week period of 22.7% was lower than the 24.5% estimated annual effective income tax rate primarily due to excess tax benefits recognized on stock-based compensation arrangements in the 2018 thirteen-week period.

The net loss attributable to noncontrolling interest of $17,000 and $44,000 in the 2019 and 2018 thirteen-week periods, respectively, represents the former noncontrolling investors’ share of the net loss incurred by Landstar Metro and Landstar Servicios.

Net income attributable to the Company was $63,317,000, or $1.58 per common share ($1.58 per diluted share), in the 2019 thirteen-week period. Net income attributable to the Company was $57,517,000, or $1.37 per common share ($1.37 per diluted share), in the 2018 thirteen-week period.

CAPITAL RESOURCES AND LIQUIDITY

Working capital and the ratio of current assets to current liabilities were $470,951,000 and 2.0 to 1, respectively, at March 30, 2019, compared with $435,611,000 and 1.8 to 1, respectively, at December 29, 2018. Landstar has historically operated with current ratios within the range of 1.5 to 1 to 2.0 to 1. Cash provided by operating activities was $121,416,000 in the 2019 thirteen-week period compared with $72,002,000 in the 2018 thirteen-week period. The increase in cash flow provided by operating activities was primarily attributable to the timing of collections of trade receivables.

The Company declared and paid $0.165 per share, or $6,629,000 in the aggregate, in cash dividends during the thirteen-week period ended March 30, 2019. The Company declared and paid $0.15 per share, or $6,308,000 in the aggregate, in cash dividends during the thirteen-week period ended March 31, 2018 and, during such period, also paid $62,985,000 of dividends payable which were declared during fiscal year 2017 and included in current liabilities in the consolidated balance sheet at December 30, 2017. During the thirteen-week period ended March 30, 2019, the Company purchased 124,481 shares of its common stock at a total cost of $12,977,000. During the thirteen-week period ended March 31, 2018, the Company purchased 14,354 shares of its common stock at a total cost of $1,508,000. As of March 30, 2019, the Company may purchase in the aggregate up to 1,875,519 shares of its common stock under its authorized stock purchase programs. Long-term debt, including current maturities, was $116,430,000 at March 30, 2019, $11,995,000 lower than at December 29, 2018.

Equity was $728,260,000, or 86% of total capitalization (defined as long-term debt including current maturities plus equity), at March 30, 2019, compared to $689,133,000, or 84% of total capitalization, at December 29, 2018. The increase in equity was primarily a result of net income, partially offset by purchases of shares of the Company’s common stock and dividends declared by the Company in the 2019 thirteen-week period.

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

At March 30, 2019, the Company had no borrowings outstanding and $34,369,000 of letters of credit outstanding under the Credit Agreement. At March 30, 2019, there was $215,631,000 available for future borrowings under the Credit Agreement. In addition, the Company has $62,345,000 in letters of credit outstanding as collateral for insurance claims that are secured by investments totaling $69,272,000 at March 30, 2019. Investments, all of which are carried at fair value, include primarily investment-grade bonds having maturities of up to five years. Fair value of investments is based primarily on quoted market prices. See “Notes to Consolidated Financial Statements” included herein for further discussion on measurement of fair value of investments.

Historically, the Company has generated sufficient operating cash flow to meet its debt service requirements, fund continued growth, both organic and through acquisitions, complete or execute share purchases of its common stock under authorized share purchase programs, pay dividends and meet working capital needs. As an asset-light provider of integrated transportation management solutions, the Company’s annual capital requirements for operating property are generally for trailing equipment and information technology hardware and software. In addition, a significant portion of the trailing equipment used by the Company is provided by third party capacity providers, thereby reducing the Company’s capital requirements. During the 2019 thirteen-week period, the Company purchased $4,576,000 of operating property. Landstar anticipates acquiring either by purchase or lease financing during the remainder of fiscal year 2019 approximately $66,000,000 in operating property, consisting primarily of new trailing equipment to replace older trailing equipment and information technology equipment.

On January 29, 2019, Landstar acquired all of the remaining equity interests in Landstar Metro and Landstar Servicios then held by the minority equityholders. Accordingly, as of such date, Landstar Metro and Landstar Servicios each became wholly owned subsidiaries of the Company. Cash consideration paid in the 2019 first quarter to purchase these remaining equity interests was $600,000.

Management believes that cash flow from operations combined with the Company’s borrowing capacity under the Credit Agreement will be adequate to meet Landstar’s debt service requirements, fund continued growth, both internal and through acquisitions, pay dividends, complete the authorized share purchase program and meet working capital needs.

LEGAL MATTERS

Reference is made to the descriptions of certain pending legal proceedings in the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2018. There have been no material developments with respect to any such pending legal proceedings during the thirteen-week period ended March 30, 2019.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Landstar provides for the estimated costs of self-insured claims primarily on an actuarial basis. The amount recorded for the estimated liability for claims incurred is based upon the facts and circumstances known on the applicable balance sheet date. The ultimate resolution of these claims may be for an amount greater or less than the amount estimated by management. The Company continually revises its existing claim estimates as new or revised information becomes available on the status of each claim. Historically, the Company has experienced both favorable and unfavorable development of prior years’ claims estimates. During the 2019 and 2018 thirteen-week periods, insurance and claims costs included $1,407,000 and $2,558,000 of net unfavorable adjustments to prior years’ claims estimates, respectively. It is reasonably likely that the ultimate outcome of settling all outstanding claims will be more or less than the estimated claims reserve at March 30, 2019.

Significant variances from management’s estimates for the ultimate resolution of self-insured claims could be expected to positively or negatively affect Landstar’s earnings in a given quarter or year. However, management believes that the ultimate resolution of these items, given a range of reasonably likely outcomes, will not significantly affect the long-term financial condition of Landstar or its ability to fund its continuing operations.

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

Depending upon the specific type of borrowing, borrowings under the Credit Agreement bear interest based on either (a) the prime rate, (b) the Federal Reserve Bank of New York rate plus 0.5% or (c) the London Interbank Offered Rate, plus 1.25%. As of March 30, 2019 and during the entire 2019 first quarter, the Company had no borrowings outstanding under the Credit Agreement.

Long-term investments, all of which are available-for-sale and are carried at fair value, include primarily investment-grade bonds having maturities of up to five years. Assuming that the long-term portion of investments remains at $74,356,000, the balance at March 30, 2019, a hypothetical increase or decrease in interest rates of 100 basis points would not have a material impact on future earnings on an annualized basis. Short-term investments consist of short-term investment-grade instruments and the current maturities of investment-grade corporate bonds. Accordingly, any future interest rate risk on these short-term investments would not be material to the Company’s operating results.

Assets and liabilities of the Company’s Canadian and Mexican operations are translated from their functional currency to U.S. dollars using exchange rates in effect at the balance sheet date and revenue and expense accounts are translated at average monthly exchange rates during the period. Adjustments resulting from the translation process are included in accumulated other comprehensive income. Transactional gains and losses arising from receivable and payable balances, including intercompany balances, in the normal course of business that are denominated in a currency other than the functional currency of the operation are recorded in the statements of income when they occur. The assets held at the Company’s Canadian and Mexican subsidiaries at March 30, 2019 were, as translated to U.S. dollars, approximately 4% of total consolidated assets. Accordingly, any translation gain or loss related to the Canadian and Mexican operations would not be material.

Item 4. Controls and Procedures

As of the end of the period covered by this quarterly report on Form 10-Q, an evaluation was carried out, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended). Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of March 30, 2019 to provide reasonable assurance that information required to be disclosed by the Company in reports that it filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There were no significant changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended March 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

Reference is made to the descriptions of certain pending legal proceedings in the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2018. There have been no material developments with respect to any such pending legal proceedings during the thirteen-week period ended March 30, 2019.

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

Item 1A. Risk Factors

For a discussion identifying additional risk factors and other important factors that could cause actual results to differ materially from those anticipated, see the discussions under Part I, Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2018 and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Notes to Consolidated Financial Statements” in this Quarterly Report on Form 10-Q.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Company

The following table provides information regarding the Company’s purchase of its common stock during the period from December 30, 2018 to March 30, 2019, the Company’s first fiscal quarter:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares That May Yet Be Purchased Under the Programs
December 29, 2018				1,000,000
December 30, 2018 – January 26, 2019	—	$—	—	2,000,000
January 27, 2019 – February 23, 2019	100,000	104.09	100,000	1,900,000
February 24, 2019 – March 30, 2019	24,481	104.91	24,481	1,875,519

Total	124,481	$104.25	124,481

On December 11, 2017, the Landstar System, Inc. Board of Directors authorized the Company to purchase up to 1,963,875 shares of the Company’s common stock from time to time in the open market and in privately negotiated transactions. On January 23, 2019, the Landstar System, Inc. Board of Directors authorized the Company to purchase up to 1,000,000 additional shares of the Company’s Common Stock from time to time in the open market and in privately negotiated transactions. As of March 30, 2019, the Company had authorization to purchase in the aggregate up to 1,875,519 shares of its common stock under these programs. No specific expiration date has been assigned to either the December 11, 2017 or January 23, 2019 authorizations.

Dividends

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

LANDSTAR SYSTEM, INC.

Date: May 3, 2019	/s/ James B. Gattoni
James B. Gattoni
President and
Chief Executive Officer

Date: May 3, 2019	/s/ L. Kevin Stout
L. Kevin Stout
Vice President and Chief
Financial Officer