Form 10-Q
period 2019-06-29
LANDSTAR SYSTEM INC
filed 2019-08-02
CIK 853816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended
June 29, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

 to

Commission File Number:
0-21238

LANDSTAR SYSTEM, INC.
(Exact name of registrant as specified in its charter)

Delaware	06-1313069
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

13410 Sutton Park Drive South
,
Jacksonville
,
Florida
(Address of principal executive offices)
32224
(Zip Code)
(
904
)
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
of the Exchange Act). Yes
☐

No

☒
The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of the close of business on July 22, 2019 was 39,629,695.

EX – 31.1 Section 302 CEO Certification
EX – 31.2 Section 302 CFO Certification
EX – 32.1 Section 906 CEO Certification
EX – 32.2 Section 906 CFO Certification

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
The interim consolidated financial statements contained herein reflect all adjustments (all of a normal, recurring nature) which, in the opinion of management, are necessary for a fair statement of the financial condition, results of operations, cash flows and changes in equity for the periods presented. They have been prepared in accordance with Rule 10-01 of Regulation S-X and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the twenty six weeks ended June 29, 2019 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 28, 2019.
These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s 2018 Annual Report on Form 10-K.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)
(Unaudited)

	June 29, 2019	December 29, 2018
ASSETS
Current Assets
Cash and cash equivalents	$250,212	$199,736
Short-term investments	35,138	40,058
Trade accounts receivable, less allowance of $6,744 and $6,413	594,122	691,604
Other receivables, including advances to independent contractors, less allowance of $7,729 and $6,216	27,212	23,744
Other current assets	32,619	16,287

Total current assets	939,303	971,429

Operating property, less accumulated depreciation and amortization of $264,910 and $250,153	269,246	284,032
Goodwill	38,407	38,232
Other assets	101,737	86,871

Total assets	$1,348,693	$1,380,564
LIABILITIES AND EQUITY
Current Liabilities
Cash overdraft	$43,620	$55,339
Accounts payable	285,569	314,134
Current maturities of long-term debt	39,194	43,561
Insurance claims	41,254	40,176
Accrued compensation	11,372	29,489
Contractor escrow	25,530	25,202
Other current liabilities	27,711	27,917

Total current liabilities	474,250	535,818

Long-term debt, excluding current maturities	65,573	84,864
Insurance claims	31,016	30,429
Deferred income taxes and other noncurrent liabilities	49,554	40,320
Equity
Landstar System, Inc. and subsidiary shareholders’ equity
Common stock, $0.01 par value, authorized 160,000,000 shares, issued 68,064,877 and 67,870,962 shares	681	679
Additional paid-in capital	224,550	226,852
Retained earnings	1,952,439	1,841,279
Cost of 28,435,182 and 27,755,001 shares of common stock in treasury	(1,446,425)	(1,376,111)
Accumulated other comprehensive loss	(2,945)	(5,875)

Total Landstar System, Inc. and subsidiary shareholders’ equity	728,300	686,824
Noncontrolling interest	—	2,309

Total equity	728,300	689,133

Total liabilities and equity	$1,348,693	$1,380,564

See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share amounts)
(Unaudited)

	Twenty Six Weeks Ended		Thirteen Weeks Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Revenue	$2,078,040	$2,230,712	$1,045,040	$1,182,786
Investment income	2,421	1,752	1,283	891
Costs and expenses:
Purchased transportation	1,591,126	1,727,237	799,371	916,940
Commissions to agents	173,294	176,524	87,623	94,399
Other operating costs, net of gains on asset sales/dispositions	18,100	15,210	9,861	7,606
Insurance and claims	31,279	38,899	16,286	21,539
Selling, general and administrative	82,565	94,249	41,297	48,998
Depreciation and amortization	22,350	21,766	11,034	10,769

Total costs and expenses	1,918,714	2,073,885	965,472	1,100,251

Operating income	161,747	158,579	80,851	83,426
Interest and debt expense	1,514	1,639	709	839

Income before income taxes	160,233	156,940	80,142	82,587
Income taxes	35,833	36,975	19,042	20,095

Net income	124,400	119,965	61,100	62,492
Less: Net loss attributable to noncontrolling interest	(17)	(75)	—	(31)

Net income attributable to Landstar System, Inc. and subsidiary	$124,417	$120,040	$61,100	$62,523

Earnings per common share attributable to Landstar System, Inc. and subsidiary	$3.11	$2.88	$1.53	$1.51

Diluted earnings per share attributable to Landstar System, Inc. and subsidiary	$3.11	$2.87	$1.53	$1.51

Average number of shares outstanding:
Earnings per common share	40,053,000	41,744,000	39,945,000	41,450,000

Diluted earnings per share	40,053,000	41,795,000	39,945,000	41,491,000

Dividends per common share	$0.330	$0.300	$0.165	$0.150

See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(Unaudited)

	Twenty Six Weeks Ended		Thirteen Weeks Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Net income attributable to Landstar System, Inc. and subsidiary	$124,417	$120,040	$61,100	$62,523
Other comprehensive income (loss):
Unrealized holding gains (losses) on available-for-sale investments, net of tax expense (benefit) of $494, ($233), $222 and ($42)	1,805	(883)	810	(153)
Foreign currency translation gains (losses)	1,125	(1,239)	571	(1,580)

Other comprehensive income (loss)	2,930	(2,122)	1,381	(1,733)

Comprehensive income attributable to Landstar System, Inc. and subsidiary	$127,347	$117,918	$62,481	$60,790

See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Twenty Six Weeks Ended
	June 29, 2019	June 30, 2018
OPERATING ACTIVITIES
Net income	$124,400	$119,965
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of operating property and intangible assets	22,350	21,766
Non-cash interest charges	126	126
Provisions for losses on trade and other accounts receivable	4,194	4,297
Gains on sales/disposals of operating property	(1,219)	(988)
Deferred income taxes, net	5,060	5,585
Stock-based compensation	3,368	8,102
Changes in operating assets and liabilities:
Decrease (increase) in trade and other accounts receivable	89,820	(48,651)
Increase in other assets	(22,808)	(16,537)
(Decrease) increase in accounts payable	(28,565)	20,161
Decrease in other liabilities	(14,315)	(4,488)
Increase in insurance claims	1,665	3,691

NET CASH PROVIDED BY OPERATING ACTIVITIES	184,076	113,029

INVESTING ACTIVITIES
Sales and maturities of investments	41,345	18,399
Purchases of investments	(42,812)	(19,653)
Purchases of operating property	(9,224)	(4,121)
Proceeds from sales of operating property	3,219	2,939

NET CASH USED BY INVESTING ACTIVITIES	(7,472)	(2,436)

FINANCING ACTIVITIES
(Decrease) increase in cash overdraft	(11,719)	3,123
Dividends paid	(13,257)	(75,481)
Proceeds from exercises of stock options	343	1,039
Taxes paid in lieu of shares issued related to stock-based compensation plans	(8,438)	(2,812)
Purchases of common stock	(69,729)	(105,488)
Principal payments on finance lease obligations	(23,658)	(22,768)
Purchase of noncontrolling interest	(600)	—
Payment of contingent consideration	—	(985)

NET CASH USED BY FINANCING ACTIVITIES	(127,058)	(203,372)

Effect of exchange rate changes on cash and cash equivalents	930	(996)

Increase (decrease) in cash and cash equivalents	50,476	(93,775)
Cash and cash equivalents at beginning of period	199,736	242,416

Cash and cash equivalents at end of period	$250,212	$148,641

See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
Twenty Six and Thirteen Weeks Ended June 29, 2019 and June 30, 2018
(Dollars in thousands)
(Unaudited)

	Landstar System, Inc. and Subsidiary Shareholders
	Common Stock		Additional Paid-In	Retained	Treasury Stock at Cost		Accumulated Other Comprehensive	Non- controlling
	Shares	Amount	Capital	Earnings	Shares	Amount	(Loss) Income	Interests	Total
Balance December 29, 2018	67,870,962	$679	$226,852	$1,841,279	27,755,001	$(1,376,111)	$(5,875)	$2,309	$689,133
Net income (loss)				63,317				(17)	63,300
Dividends ($0.165 per share)				(6,629)					(6,629)
Purchases of common stock					124,481	(12,977)			(12,977)
Purchase of noncontrolling interests			1,842					(2,442)	(600)
Issuance of stock related to stock-based compensation plans	176,079	1	(7,081)		5,199	(524)			(7,604)
Stock-based compensation			1,938						1,938
Other comprehensive income							1,549	150	1,699
Balance March 30, 2019	68,047,041	$680	$223,551	$1,897,967	27,884,681	$(1,389,612)	$(4,326)	$—	$728,260
Net income				61,100					61,100
Dividends ($0.165 per share)				(6,628)					(6,628)
Purchases of common stock					549,929	(56,752)			(56,752)
Issuance of stock related to stock-based compensation plans	17,836	1	(431)		572	(61)			(491)
Stock-based compensation			1,430						1,430
Other comprehensive income							1,381		1,381
Balance June 29, 2019	68,064,877	$681	$224,550	$1,952,439	28,435,182	$(1,446,425)	$(2,945)	$—	$728,300

	Landstar System, Inc. and Subsidiary Shareholders
	Common Stock		Additional Paid-In	Retained	Treasury Stock at Cost		Accumulated Other Comprehensive	Non- controlling
	Shares	Amount	Capital	Earnings	Shares	Amount	Loss	Interests	Total
Balance December 30, 2017	67,740,380	$677	$209,599	$1,611,158	25,749,493	$(1,167,600)	$(3,162)	$3,205	$653,877
Adoption of accounting standards				773					773
Net income (loss)				57,517				(44)	57,473
Dividends ($0.15 per share)				(6,308)					(6,308)
Purchases of common stock					14,354	(1,508)			(1,508)
Issuance of stock related to stock-based compensation plans	95,784	1	(1,376)		4,822	(350)			(1,725)
Stock-based compensation			3,710						3,710
Other comprehensive (loss) income							(389)	377	(12)
Balance March 31, 2018	67,836,164	$678	$211,933	$1,663,140	25,768,669	$(1,169,458)	$(3,551)	$3,538	$706,280
Net income (loss)				62,523				(31)	62,492
Dividends ($0.15 per share)				(6,188)					(6,188)
Purchases of common stock					985,646	(103,980)			(103,980)
Issuance of stock related to stock-based compensation plans	11,528		3		495	(51)			(48)
Stock-based compensation			4,392						4,392
Other comprehensive loss							(1,733)	(282)	(2,015)
Balance June 30, 2018	67,847,692	$678	$216,328	$1,719,475	26,754,810	$(1,273,489)	$(5,284)	$3,225	$660,933

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
Revenue from Contracts with Customers – Disaggregation of Revenue
During the twenty six weeks ended June 29, 2019, revenue generated by BCO Independent Contractors, Truck Brokerage Carriers and railroads represented approximately 44%, 48% and 3% respectively, of the Company’s consolidated revenue. Collectively, revenue generated by air and ocean cargo carriers represented approximately 3% of the Company’s consolidated revenue in the twenty-six-week
period ended June 29, 2019. Included in truck transportation revenue generated by BCO Independent Contractors and Truck Brokerage Carriers during the twenty-six-week
period ended June 29, 2019 was $1,224,379,000 hauled via van equipment, $648,828,000 hauled via unsided/platform equipment and $48,108,000 of less-than-truckload. During the twenty six weeks ended June 30, 2018, revenue generated by BCO Independent Contractors, Truck Brokerage Carriers and railroads represented approximately 45%, 49% and 3%, respectively, of the Company’s consolidated revenue. Collectively, revenue generated by air and ocean cargo carriers represented approximately 2% of the Company’s consolidated revenue in the twenty-six-week
period ended June 30, 2018. Included in truck transportation revenue generated by BCO Independent Contractors and Truck Brokerage Carriers during the twenty-six-week
period ended June 30, 2018 was $1,369,476,000 hauled via van equipment, $664,045,000 hauled via unsided/platform equipment and $50,948,000 of less-than-truckload.
During the thirteen weeks ended June 29, 2019, revenue generated by BCO Independent Contractors, Truck Brokerage Carriers and railroads represented approximately 45%, 47% and 3% respectively, of the Company’s consolidated revenue. Collectively, revenue generated by air and ocean cargo carriers represented approximately 3% of the Company’s consolidated revenue in the thirteen-week period ended June 29, 2019. Included in truck transportation revenue generated by BCO Independent Contractors and Truck Brokerage Carriers during the thirteen-week period ended June 29, 2019 was $605,365,000 hauled via van equipment, $338,107,000 hauled via unsided/platform equipment and $24,732,000 of less-than-truckload. During the thirteen weeks ended June 30, 2018, revenue generated by BCO Independent Contractors, Truck Brokerage Carriers and railroads represented approximately 45%, 49% and 3%, respectively, of the Company’s consolidated revenue. Collectively, revenue generated by air and ocean cargo carriers represented approximately 2% of the Company’s consolidated revenue in the thirteen-week period ended June 30, 2018. Included in truck transportation revenue generated by BCO Independent Contractors and Truck Brokerage Carriers during the thirteen-week period ended June 30, 2018 was $713,341,000 hauled via van equipment, $364,676,000 hauled via unsided/platform equipment and $27,364,000 of less-than-truckload.

(2)	Share-based Payment Arrangements

As of June 29, 2019, the Company had
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

	Twenty Six Weeks Ended		Thirteen Weeks Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Total cost of the Plans during the period	$3,368	$8,102	$1,430	$4,392
Amount of related income tax benefit recognized during the period	(3,734)	(3,468)	(672)	(1,217)

Net cost of the Plans during the period	$(366)	$4,634	$758	$3,175

Included in income tax benefits recognized in the
twenty-six-week
periods ended June 29, 2019 and June 30, 2018 were excess tax benefits from stock-based awards of $2,871,000 and $1,426,000, respectively. Also included in income tax benefits recognized in the twenty-six-week
periods ended June 29, 2019 and June 30, 2018 were income tax benefits of $38,000 and $64,000, respectively, recognized on disqualifying dispositions of the Company’s common stock by employees who obtained shares of common stock through exercises of incentive stock options.

As of June 29, 2019, there were 66,454 shares of the Company’s common stock reserved for issuance under the 2013 DSCP and 3,995,988 shares of the Company’s common stock reserved for issuance in the aggregate under the ESOSIP and 2011 EIP.
Restricted Stock Units
The following table summarizes information regarding the Company’s outstanding restricted stock unit (“RSU”) awards with either a performance condition or a market condition under the Plans:

	Number of RSUs	Weighted Average Grant Date Fair Value
Outstanding at December 29, 2018	292,345	$66.31
Granted	58,542	$95.70
Shares earned in excess of target (1)	71,172	$54.78
Vested shares, including shares earned in excess of target	(226,981)	$53.27
Forfeited	(5,822)	$84.39

Outstanding at June 29, 2019	189,256	$86.14

(1)	Represents shares earned in excess of target under the January 27, 2015 and January 29, 2016 RSU awards as actual results exceeded the target under both awards as a result of fiscal year 2018 results and under the May 1, 2015 RSU award as total shareholder return exceeded the target under the award.

During the
twenty-six-week
period ended June 29, 2019, the Company granted RSUs with a performance condition. RSUs with a performance condition granted on February 1, 2019 may vest on January 31 of 2022, 2023 and 2024 based on growth in operating income and pre-tax
income per share from continuing operations attributable to Landstar System, Inc. and subsidiary as compared to the results from the 2018 fiscal year. Outstanding RSUs at both December 29, 2018 and June 29, 2019 include RSUs with a performance condition and RSUs with a market condition, as further described in the Company’s 2018 Annual Report on Form
10-K.

The Company recognized approximately $2,062,000 and $6,975,000 of share-based compensation expense related to RSU awards in the twenty-six-week
periods ended June 29, 2019 and June 30, 2018, respectively. As of June 29, 2019, there was a maximum of $26.4 million of total unrecognized compensation cost related to RSU awards granted under the Plans with an expected average remaining life of approximately 3.5 years. With respect to RSU awards with a performance condition, the amount of future compensation expense to be recognized will be determined based on future operating results.
Stock Options
The following table summarizes information regarding the Company’s outstanding stock options under the Plans:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (000s)
Options outstanding at December 29, 2018	89,114	$50.44
Exercised	(22,700)	$49.45

Options outstanding at June 29, 2019	66,414	$50.77	2.7	$3,800

Options exercisable at June 29, 2019	66,414	$50.77	2.7	$3,800

The total intrinsic value of stock options exercised during the twenty-six-week
periods ended June 29, 2019 and June 30, 2018 was $1,269,000 and $3,203,000, respectively.
As of June 29, 2019, there was no unrecognized compensation cost related to stock options granted under the Plans.

Non-vested
Restricted Stock and Deferred Stock Units
The following table summarizes information regarding the Company’s outstanding shares of non-vested
restricted stock and Deferred Stock Units (defined below) under the Plans:

	Number of Shares and Deferred Stock Units	Weighted Average Grant Date Fair Value
Non-vested at December 29, 2018	55,987	$93.66
Granted	30,338	$102.76
Vested	(21,165)	$92.66

Non-vested at June 29, 2019	65,160	$98.22

The fair value of each share of non-vested restricted stock issued and Deferred Stock Unit granted under the Plans is based on the fair value of a share of the Company’s common stock on the date of grant. Shares of non-vested restricted stock are generally subject to vesting in three equal annual installments either on the first, second and third anniversary of the date of the grant or the third, fourth and fifth anniversary of the date of the grant, or 100% on the first or fifth anniversary of the date of the grant. For restricted stock awards granted under the 2013 DSCP plan, each recipient may elect to defer receipt of shares and instead receive restricted stock units (“Deferred Stock Units”), which represent contingent rights to receive shares of the Company’s common stock on the date of recipient separation from service from the Board of Directors, or, if earlier, upon a change in control event of the Company. Deferred Stock Units become vested 100% on the first anniversary of the date of the grant. Deferred Stock Units do not represent actual ownership in shares of the Company’s common stock and the recipient does not have voting rights or other incidents of ownership until the shares are issued. However, Deferred Stock Units do contain the right to receive dividend equivalent payments prior to settlement into shares.
As of June 29, 2019, there was $4,996,000 of total unrecognized compensation cost related to non-vested
shares of restricted stock and Deferred Stock Units granted under the Plans. The unrecognized compensation cost related to these non-vested
shares of restricted stock and Deferred Stock Units is expected to be recognized over a weighted average period of 2.3 years.
(3)	Income Taxes

The provisions for income taxes for the 2019 and 2018
twenty-six-week
periods were based on estimated annual effective income tax rates of 24.2% and 24.5%, respectively, adjusted for discrete events, such as benefits resulting from stock-based awards. The effective income tax rate for the 2019 twenty-six-week
period was 22.4%, which was higher than the statutory federal income tax rate of 21%

primarily attributable to state taxes and the meals and entertainment exclusion, partially offset by excess tax benefits realized on stock based awards. The provision for income taxes for the 2019 twenty-six-week period was favorably impacted by $2,871,000) of excess tax benefits from stock-based awards. The effective income tax rate for the 2018 twenty-six-week period was 23.6)%, which was higher than the statutory federal income tax rate of 21)% primarily attributable to state taxes, the elimination of the performance-based compensation exception under Section 162(m) by the Tax Cuts and Jobs Act (the “Tax Reform Act”) and the meals and entertainment exclusion, partially offset by excess tax benefits realized on stock based awards.

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

The following table provides a reconciliation of the average number of common shares outstanding used to calculate earnings per common share attributable to Landstar System, Inc. and subsidiary to the average number of common shares and common share equivalents outstanding used to calculate diluted earnings per share attributable to Landstar System, Inc. and subsidiary (in thousands):

	Twenty Six Weeks Ended		Thirteen Weeks Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Average number of common shares outstanding	40,053	41,744	39,945	41,450
Incremental shares from assumed exercises of stock options	—	51	—	41

Average number of common shares and common share equivalents outstanding	40,053	41,795	39,945	41,491

For each of the
twenty-six-week
periods ended June 29, 2019 and June 30, 2018, no) options outstanding to purchase shares of common stock were antidilutive. Outstanding RSUs were excluded from the calculation of diluted earnings per share attributable to Landstar System, Inc. and subsidiary for all periods because the performance metric requirements or market condition for vesting had not been satisfied.
(5)	Additional Cash Flow Information

During the 2019
twenty-six-week
period, Landstar paid income taxes and interest of $39,180,000 and $2,286,000, respectively. During the 2018 twenty-six-week
period, Landstar paid income taxes and interest of $40,062,000 and $1,886,000, respectively. Landstar did no
t acquire any operating property by entering into finance leases in the 2019 twenty-six-week
period. Landstar acquired operating property by entering into finance leases in the amount of $1,617,000 in the 2018 twenty-six-week
period. Capital expenditures are recorded as cash outflows from investing activities in the consolidated statement of cash flows in the period in which they are paid.

(6)	Segment Information
The following table summarizes information about the Company’s reportable business segments as of and for the twenty-six-week
and thirteen-week periods ended June 29, 2019 and June 30, 2018 (in thousands):

	Twenty Six Weeks Ended
	June 29, 2019			June 30, 2018
	Transportation Logistics	Insurance	Total	Transportation Logistics	Insurance	Total
External revenue	$2,049,777	$28,263	$2,078,040	$2,205,561	$25,151	$2,230,712
Internal revenue		27,367	27,367		22,917	22,917
Investment income		2,421	2,421		1,752	1,752
Operating income	135,919	25,828	161,747	146,298	12,281	158,579
Expenditures on long-lived assets	9,224		9,224	4,121		4,121
Goodwill	38,407		38,407	38,704		38,704

	Thirteen Weeks Ended
	June 29, 2019			June 30, 2018
	Transportation Logistics	Insurance	Total	Transportation Logistics	Insurance	Total
External revenue	$1,030,816	$14,224	$1,045,040	$1,169,921	$12,865	$1,182,786
Internal revenue		17,753	17,753		15,419	15,419
Investment income		1,283	1,283		891	891
Operating income	68,336	12,515	80,851	78,998	4,428	83,426
Expenditures on long-lived assets	4,648		4,648	307		307

In the
twenty-six-week
periods ended June 29, 2019 and June 30, 2018, no) single customer accounted for more than 10)% of the Company’s consolidated revenue.

(7)	Other Comprehensive Income
The following table presents the components of and changes in accumulated other comprehensive income attributable to Landstar System, Inc. and subsidiary, net of related income taxes, as of and for the twenty-six-week
period ended June 29, 2019 (in thousands):

	Unrealized Holding (Losses) Gains on Available-for-Sale Securities	Foreign Currency Translation	Total
Balance as of December 29, 2018	$(930)	$(4,945)	$(5,875)
Other comprehensive income	1,805	1,125	2,930

Balance as of June 29, 2019	$875	$(3,820)	$(2,945)

Amounts reclassified from accumulated other comprehensive income to investment income due to the realization of previously unrealized gains and losses in the accompanying consolidated statements of income were not significant for the twenty-six-week
period ended June 29, 2019.
(8)	Investments

Investments include primarily investment-grade corporate bonds and U.S. Treasury obligations having maturities of up to five years
(the “bond portfolio”) and money market investments. Investments in the bond portfolio are reported as available-for-sale
and are carried at fair value. Investments maturing less than one year from the balance sheet date are included in short-term investments and investments maturing more than one year from the balance sheet date are included in other assets in the consolidated balance sheets. Management performs an analysis of the nature of the unrealized losses on available-for-sale
investments to determine whether such losses are other-than-temporary. Unrealized losses, representing the excess of the purchase price of an investment over its fair value as of the end of a period, considered to be other-than-temporary, are to be included as a charge in the statement of income, while unrealized losses considered to be temporary are to be included as a component of equity. Investments whose values are based on quoted market prices in active markets are classified within Level 1. Investments that trade in markets that are not considered to be active, but are valued based on quoted market prices, are classified within Level 2. As Level 2 investments include positions that are not traded in active markets, valuations may be adjusted to reflect illiquidity and/or non-transferability, which are generally based on available market information. Any transfers between levels are recognized as of the beginning of any reporting period. Fair value of the bond portfolio was determined using Level 1 inputs related to U.S. Treasury obligations and money market investments and Level 2 inputs related to investment-grade corporate bonds, asset-backed securities and direct obligations of government agencies. Unrealized gains, net of unrealized losses, on the investments in the bond portfolio were $1,115,000 at June 29, 2019, while unrealized losses, net of unrealized gains, on the investments in the bond portfolio were $1,184,000 at December 29, 2018, respectively.

The amortized cost and fair values of
available-for-sale
investments are as follows at June 29, 2019 and December 29, 2018 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 29, 2019
Money market investments	$17,207	$—	$—	$17,207
Asset-backed securities	112	—	—	112
Corporate bonds and direct obligations of government agencies	96,282	1,155	49	97,388
U.S. Treasury obligations	1,104	9	—	1,113

Total	$114,705	$1,164	$49	$115,820

December 29, 2018
Money market investments	$11,714	$—	$—	$11,714
Asset-backed securities	624	—	4	620
Corporate bonds and direct obligations of government agencies	101,021	33	1,213	99,841

Total	$113,359	$33	$1,217	$112,175

For those
available-for-sale
investments with unrealized losses at June 29, 2019 and December 29, 2018, the following table summarizes the duration of the unrealized loss (in thousands):

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
June 29, 2019
Corporate bonds and direct obligations of government agencies	$288	$1	$17,420	$48	$17,708	$49
December 29, 2018
Asset-backed securities	$—	$—	$620	$4	$620	$4
Corporate bonds and direct obligations of government agencies	45,960	354	42,803	859	88,763	1,213

Total	$45,960	$354	$43,423	$863	$89,383	$1,217

The Company expects to recover the amortized cost basis of these securities as it does not intend to sell, and does not anticipate being required to sell, these securities before recovery of the cost basis. For these reasons, the Company does not consider the unrealized losses on these securities to be other-than-temporary at June 29, 2019.

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
The components of lease cost for finance leases and operating leases for the twenty six weeks ended June 29, 2019 were (in thousands):

Finance leases:
Amortization of right-of-use assets	$13,132
Interest on lease liability	1,928

Total finance lease cost	15,060
Operating leases:
Lease cost	2,280
Variable lease cost	—
Sublease income	(2,571)

Total operating lease (income)/cost	(291)

Total lease cost	$14,769

A summary of the lease classification on our consolidated balance sheet as of June 29, 2019 is as follows (in thousands):
Assets:

Operating lease right-of-use assets	Other assets	$2,929
Finance lease assets	Operating property, less accumulated depreciation and amortization	152,206

Total lease assets		$155,135

The following table reconciles the undiscounted cash flows for the finance and operating leases to the finance and operating lease liabilities recorded on the balance sheet at June 29, 2019 (in thousands):

	Finance Leases	Operating Leases
2019 Remainder	$21,586	$445
2020	39,475	681
2021	25,065	616
2022	15,902	622
2023	8,875	551
Thereafter	—	301

Total future minimum lease payments	110,903	3,216

Less amount representing interest (2.1% to 4.4%)	6,136	287

Present value of minimum lease payments	$104,767	$2,929

Current maturities of long-term debt	39,194
Long-term debt, excluding current maturities	65,573
Other current liabilities		715
Deferred income taxes and other noncurrent liabilities		2,214

The weighted average remaining lease term and the weighted average discount rate for finance and operating leases as of June 29, 2019 were:

	Finance Leases	Operating Leases
Weighted average remaining lease term (years)	3.2	4.6
Weighted average discount rate	3.2%	4.0%

(10)	Commitments and Contingencies

Short-term investments include $35,138,000 in current maturities of investments held by the Company’s insurance segment at June 29, 2019. The non-current p
ortion of the bond portfolio of $
80,682,000
is included in other assets. The short-term investments, together with $
33,199,000
of
non-current
investments, provide collateral for the $
61,503,000
of letters of credit issued to guarantee payment of insurance claims. As of June
29
,
2019
, Landstar also had $
34,367,000
of additional letters of credit outstanding under the Company’s Credit Agreement.

On January 25, 2019, a purported class action was filed in the Superior Court of the State of California for the County of San Bernardino against Landstar System, Inc. and Landstar Ranger, Inc. (together, the “Defendants”). The complaint purports to bring this action on behalf of Hany Tanious, as an individual, and “all owner operators who performed work for the Defendants, and who were classified as independent contractors, during the four years preceding the filing of this action through the present.” On June 11, 2019, the Defendants filed a Notice of Removal that resulted in the removal of the case from state court to federal court, where it was assigned to Judge Dale S. Fischer of the United State District Court for the Central District of California. Mr. Tanious is a truck owner-operator and formerly an independent contractor who was a party to an independent contractor operating agreement with Landstar Ranger, Inc. The complaint asserts claims based on the alleged misclassification of Mr. Tanious as an independent contractor and alleges violations under California law relating to overtime, minimum wage, meal and rest breaks, failure to reimburse certain expenses, wage statements, waiting time and unfair competition. Mr. Tanious is seeking, on behalf of himself and the purported class, payment of minimum wages, restitution and certain statutory damages and penalties, including compensatory, consequential, general, liquidated and special damages. None of the California Labor Code provisions under which Mr. Tanious seeks relief apply to independent contractors. Due to a number of factors including the preliminary status of this matter, the Company does not believe it is in a position to conclude whether or not there is a reasonable possibility of an adverse outcome in this case or what damages, if any, the plaintiffs would be awarded should they prevail on all or any part of their claims. However, the Company believes it has meritorious defenses and it intends to assert these defenses vigorously.

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
The following table summarizes the effect of the increase in the cost of insurance claims resulting from unfavorable development of prior year self-insured claims estimates on operating income, net income attributable to Landstar System, Inc. and subsidiary and earnings per share attributable to Landstar System, Inc. and subsidiary set forth in the consolidated statements of income for the twenty-six-week
and thirteen-week periods ended June 29, 2019 and June 30, 2018 (in thousands, except per share amounts):

	Twenty Six Weeks Ended		Thirteen Weeks Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Operating income	$2,900	$8,244	$1,493	$5,686
Net income attributable to Landstar System, Inc. and subsidiary	2,198	6,224	1,131	4,293
Earnings per share attributable to Landstar System, Inc. and subsidiary	$0.05	$0.15	$0.03	$0.10
Diluted earnings per share attributable to Landstar System, Inc. and subsidiary	$0.05	$0.15	$0.03	$0.10

The unfavorable development of prior years’ claims in the thirteen-week period ended June 30, 2018 was primarily attributable to three claims.
(12)	Recent Accounting Pronouncements

Adoption of New Accounting Standards
In February 2016, the FASB issued Accounting Standards Update
2016-02
–
Leases
(“ASU
2016-02”),
amended by ASU
2018-11,
Leases
(Topic 842):
Targeted Improvements
. ASU
2016-02
requires a company to recognize a
right-of-use
asset and lease liability for the obligation to make lease payments measured as the present value of the lease payments for all leases with terms greater than twelve months. The ASU requires adoption using a modified retrospective transition approach with either (1) periods prior to the adoption date being recast or (2) a cumulative-effect adjustment recognized to the opening balance of retained earnings on the adoption date with prior periods not recast. The Company adopted this standard on December 30, 2018 using the cumulative-effect adjustment approach. No cumulative-effect adjustment was recognized as the amount was not material. The Company recognized $2,929,000 as of June 29, 2019 in right-of-use
assets and corresponding lease obligations as the result of the adoption of ASU
2016-02.
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
Introduction
Landstar System, Inc. and its subsidiary, Landstar System Holdings, Inc. (together, referred to herein as “Landstar” or the “Company”), is a worldwide asset-light provider of integrated transportation management solutions. The Company offers services to its customers across multiple transportation modes, with the ability to arrange for individual shipments of freight to enterprise-wide solutions to manage all of a customer’s transportation needs. Landstar provides services principally throughout the United States and to a lesser extent in Canada and Mexico, and between the United States and Canada, Mexico and other countries around the world. The Company’s services emphasize safety, information coordination and customer service and are delivered through a network of over 1,200 independent commission sales agents and approximately 68,000 third party capacity providers, primarily truck capacity providers, linked together by a series of technological applications which are provided and coordinated by the Company. The nature of the Company’s business is such that a significant portion of its operating costs varies directly with revenue.
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
The transportation logistics segment provides a wide range of integrated transportation management solutions. Transportation services offered by the Company include truckload and less-than-truckload transportation, rail intermodal, air cargo, ocean cargo, expedited ground and air delivery of time-critical freight, heavy-haul/specialized, U.S.-Canada and U.S.-Mexico cross-border, intra-Mexico, intra-Canada, project cargo and customs brokerage. Examples of the industries serviced by the transportation logistics segment include automotive products, building products, metals, chemicals, foodstuffs, heavy machinery, retail, electronics and military equipment. In addition, the transportation logistics segment provides transportation services to other transportation companies, including third party logistics and less-than-truckload service providers. Each of the independent commission sales agents has the opportunity to market all of the services provided by the transportation logistics segment. Billings for freight transportation services are typically charged to customers on a per shipment basis for the physical transportation of freight and are referred to as transportation revenue. During the twenty six weeks ended June 29, 2019, revenue generated by BCO Independent Contractors, Truck Brokerage Carriers and railroads represented approximately 44%, 48% and 3%, respectively, of the Company’s consolidated revenue. Collectively, revenue generated by air and ocean cargo carriers represented approximately 3% of the Company’s consolidated revenue in the twenty-six-week
period ended June 29, 2019.
Landstar Metro, S.A.P.I. de C.V. (“Landstar Metro”) provides freight and logistics services within the country of Mexico and in conjunction with Landstar’s U.S./Mexico cross-border services. Landstar Metro Servicios S.A.P.I. de C.V. (“Landstar Servicios”) provides various administrative, financial, operational, safety and compliance services to Landstar Metro. The results of operations from Landstar Metro and Landstar Servicios are presented as part of the Company’s transportation logistics segment. On January 29, 2019, Landstar acquired all of the remaining equity interests in Landstar Metro and Landstar Servicios held by their former minority equityholders. Accordingly, as of such date, Landstar Metro and Landstar Servicios each became wholly owned subsidiaries of the Company. Revenue from Landstar Metro represented less than 1% of the Company’s transportation logistics segment revenue in the twenty-six-week
period ended June 29, 2019.
The insurance segment is comprised of Signature Insurance Company, a wholly owned offshore insurance subsidiary (“Signature”), and Risk Management Claim Services, Inc. The insurance segment provides risk and claims management services to certain of Landstar’s operating subsidiaries. In addition, it reinsures certain risks of the Company’s BCO Independent Contractors and provides certain property and casualty insurance directly to certain of Landstar’s operating subsidiaries. Revenue at the insurance segment represents reinsurance premiums from third party insurance companies that provide insurance programs to BCO Independent Contractors where all or a portion of the risk is ultimately borne by Signature. Revenue at the insurance segment represented approximately 1% of the Company’s consolidated revenue for the twenty-six-week
period ended June 29, 2019.
Changes in Financial Condition and Results of Operations
Management believes the Company’s success principally depends on its ability to generate freight revenue through its network of independent commission sales agents and to safely and efficiently deliver freight utilizing third party capacity providers. Management believes the most significant factors to the Company’s success include increasing revenue, sourcing capacity and controlling costs, including insurance and claims.
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

	Twenty Six Weeks Ended		Thirteen Weeks Ended
	June 29,	June 30,	June 29,	June 30,
	2019	2018	2019	2018
Revenue generated through (in thousands):
Truck transportation
Truckload:
Van equipment	$1,224,379	$1,369,476	$605,365	$713,341
Unsided/platform equipment	648,828	664,045	338,107	364,676
Less-than-truckload	48,108	50,948	24,732	27,364

Total truck transportation	1,921,315	2,084,469	968,204	1,105,381
Rail intermodal	58,585	61,587	28,570	32,295
Ocean and air cargo carriers	58,893	51,506	28,224	28,029
Other (1)	39,247	33,150	20,042	17,081

	$2,078,040	$2,230,712	$1,045,040	$1,182,786

Revenue on loads hauled via BCO Independent Contractors included in total truck transportation	$923,928	$998,953	$474,620	$527,803
Number of loads:
Truck transportation
Truckload:
Van equipment	686,901	691,866	345,080	354,947
Unsided/platform equipment	260,920	255,334	135,750	135,543
Less-than-truckload	74,549	70,670	39,240	37,250

Total truck transportation	1,022,370	1,017,870	520,070	527,740
Rail intermodal	23,880	26,840	11,420	13,560
Ocean and air cargo carriers	14,810	13,030	7,300	6,700

	1,061,060	1,057,740	538,790	548,000

Loads hauled via BCO Independent Contractors included in total truck transportation	483,660	480,890	248,810	247,710
Revenue per load:
Truck transportation
Truckload:
Van equipment	$1,782	$1,979	$1,754	$2,010
Unsided/platform equipment	2,487	2,601	2,491	2,690
Less-than-truckload	645	721	630	735
Total truck transportation	1,879	2,048	1,862	2,095
Rail intermodal	2,453	2,295	2,502	2,382
Ocean and air cargo carriers	3,977	3,953	3,866	4,183
Revenue per load on loads hauled via BCO Independent Contractors	$1,910	$2,077	$1,908	$2,131
Revenue by capacity type (as a % of total revenue):
Truck capacity providers:
BCO Independent Contractors	44%	45%	45%	45%
Truck Brokerage Carriers	48%	49%	47%	49%
Rail intermodal	3%	3%	3%	3%
Ocean and air cargo carriers	3%	2%	3%	2%
Other	2%	1%	2%	1%

(1)	Includes primarily reinsurance premium revenue generated by the insurance segment and intra-Mexico transportation services revenue generated by Landstar Metro.

Also critical to the Company’s success is its ability to secure capacity, particularly truck capacity, at rates that allow the Company to profitably transport customers’ freight. The following table summarizes the number of available truck capacity providers on the dates indicated:

	June 29, 2019	June 30, 2018
BCO Independent Contractors	9,879	9,501
Truck Brokerage Carriers:
Approved and active (1)	40,097	37,045
Other approved	17,790	15,406

	57,887	52,451

Total available truck capacity providers	67,766	61,952

Trucks provided by BCO Independent Contractors	10,587	10,155

(1)	Active refers to Truck Brokerage Carriers who moved at least one load in the 180 days immediately preceding the fiscal quarter end.

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
In general, gross profit margin on revenue generated by BCO Independent Contractors represents a fixed percentage of revenue due to the nature of the contracts that pay a fixed percentage of revenue to both the BCO Independent Contractors and independent commission sales agents. For revenue generated by Truck Brokerage Carriers, gross profit margin is either fixed or variable as a percent of revenue, depending on the contract with each individual independent commission sales agent. Under certain contracts with independent commission sales agents, the Company retains a fixed percentage of revenue and the agent retains the amount remaining less the cost of purchased transportation (the “retention contracts”). Gross profit margin on revenue generated by railroads, air cargo carriers, ocean cargo carriers and Truck Brokerage Carriers, other than those under retention contracts, is variable in nature as the Company’s contracts with independent commission sales agents provide commissions to agents at a contractually agreed upon percentage of net revenue for these types of loads. Approximately 51% of the Company’s consolidated revenue in the twenty-six-week
period ended June 29, 2019 was generated under contracts that have a fixed gross profit margin while 49% was under contracts that have a variable gross profit margin.
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
With respect to insurance and claims cost, potential liability associated with accidents in the trucking industry is severe and occurrences are unpredictable. For commercial trucking claims, Landstar retains liability up to $5,000,000 per occurrence and maintains various third party insurance arrangements for liabilities in excess of its $5,000,000 self-insured retention. Effective May 1, 2019, the Company entered into a new three year commercial auto liability insurance arrangement for losses incurred between $5,000,000 and $10,000,000. For commercial trucking claims incurred on or after May 1, 2019 through April 30, 2022, the new three year policy provides for a limit for a single loss of $5,000,000, with an aggregate limit of $10,000,000 for each policy year, an aggregate limit of $15,000,000 for the thirty-six
month term ended April 30, 2022, and options to increase such aggregate limits for pre-established
amounts of additional premium. The Company continues to maintain third party insurance arrangements providing excess coverage on a per occurrence basis for liabilities in excess of $10,000,000. In addition, for commercial trucking claims incurred through April 30, 2019 that exceed the Company’s $5,000,000 per occurrence self-insured retention, the Company retains liability up to an additional $700,000 in the aggregate on any claims incurred on or after May 1, 2016 through April 30, 2017, up to an additional $500,000 in the aggregate on any claims incurred on or after May 1, 2017 through April 30, 2018 and up to an additional $350,000 in the aggregate on any claims incurred on or after May 1, 2018 through April 30, 2019. The Company also retains liability of up to $1,000,000 for each general liability claim, up to $250,000 for each workers’ compensation claim and up to $250,000 for each cargo claim. In addition, under reinsurance arrangements by Signature of certain risks of the Company’s BCO Independent Contractors, the Company retains liability of up to $500,000, $1,000,000 or $2,000,000 with respect to certain occupational accident claims and up to $750,000 with respect to certain workers’ compensation claims. The Company’s exposure to liability associated with accidents incurred by Truck Brokerage Carriers, railroads and air and ocean cargo carriers who transport freight on behalf of the Company is reduced by various factors including the extent to which such carriers maintain their own insurance coverage. A material increase in the frequency or severity of accidents, cargo claims or workers’ compensation claims or the material unfavorable development of existing claims could have a material adverse effect on Landstar’s cost of insurance and claims and its results of operations.
During the
twenty-six-week
period ended June 29, 2019, employee compensation and benefits accounted for approximately sixty-five percent of the Company’s selling, general and administrative costs.
Depreciation and amortization primarily relate to depreciation of trailing equipment and information technology hardware and software.

The following table sets forth the percentage relationship of purchased transportation and commissions to agents, both being direct costs, to revenue and indirect costs as a percentage of gross profit for the periods indicated:

	Twenty Six Weeks Ended		Thirteen Weeks Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Revenue	100.0%	100.0%	100.0%	100.0%
Purchased transportation	76.6	77.4	76.5	77.5
Commissions to agents	8.3	7.9	8.4	8.0

Gross profit margin	15.1%	14.7%	15.1%	14.5%

Gross profit	100.0%	100.0%	100.0%	100.0%
Investment income	0.8	0.5	0.8	0.5
Indirect costs and expenses:
Other operating costs, net of gains on asset sales/dispositions	5.8	4.7	6.2	4.4
Insurance and claims	10.0	11.9	10.3	12.6
Selling, general and administrative	26.3	28.8	26.1	28.6
Depreciation and amortization	7.1	6.7	7.0	6.3

Total costs and expenses	49.2	52.0	49.7	51.9

Operating margin	51.6%	48.5%	51.2%	48.7%

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
TWENTY SIX WEEKS ENDED JUNE 29, 2019 COMPARED TO TWENTY SIX WEEKS ENDED JUNE 30, 2018
Revenue for the 2019
twenty-six-week
period was $2,078,040,000, a decrease of $152,672,000, or 7%, compared to the 2018 twenty-six-week
period. Transportation revenue decreased $155,784,000, or 7%. The decrease in transportation revenue was attributable to decreased revenue per load of approximately 8%, while the number of loads hauled was approximately flat compared to the 2018 twenty-

six-week
period. Reinsurance premiums were $28,263,000 and $25,151,000 for the 2019 and 2018 twenty-six-week
periods, respectively. The increase in revenue from reinsurance premiums was primarily attributable to the increase in the average number of trucks provided by BCO Independent Contractors in the 2019 twenty-six-week
period compared to the 2018
twenty-six-week
period.
Truck transportation revenue generated by BCO Independent Contractors and Truck Brokerage Carriers (together, the “third party truck capacity providers”) for the 2019 twenty-six-week
period was $1,921,315,000, representing 92% of total revenue, a decrease of $163,154,000, or 8%, compared to the 2018 twenty-six-week
period. Revenue per load on loads hauled by third party truck capacity providers decreased approximately 8% in the 2019 twenty-six-week
period compared to the 2018
twenty-six-week
period, while the number of loads hauled by third party truck capacity providers was approximately flat compared to the 2018 twenty-six-week
period. The decrease in revenue per load on loads hauled via truck was primarily due to a softer freight demand environment experienced during the 2019 twenty-six-week
period, which resulted in more readily available truck capacity as compared to the 2018 twenty-six-week
period. Revenue per load on loads hauled via van equipment decreased 10%, revenue per load on loads hauled via unsided/platform equipment decreased 4% and revenue per load on less-than-truckload loadings decreased 10% as compared to the 2018 twenty-six-week
period. Fuel surcharges billed to customers on revenue generated by BCO Independent Contractors are excluded from revenue. Fuel surcharges on Truck Brokerage Carrier revenue identified separately in billings to customers and included as a component of Truck Brokerage Carrier revenue were $41,321,000 and $46,902,000 in the 2019 and 2018 twenty-six-week
periods, respectively. It should be noted that billings to many customers of the Company’s truck brokerage services include a single all-in
rate that does not separately identify fuel surcharges on loads hauled via Truck Brokerage Carriers. Accordingly, the overall impact of changes in fuel prices on revenue and revenue per load on loads hauled via truck is likely to be greater than that indicated.
Transportation revenue generated by rail intermodal, air cargo and ocean cargo carriers (collectively, the “multimode capacity providers”) for the 2019 twenty-six-week
period was $117,478,000, or 6% of total revenue, an increase of $4,385,000, or 4%, compared to the 2018 twenty-six-week
period. Revenue per load on revenue generated by multimode capacity providers increased approximately 7% in the 2019 twenty-six-week
period compared to the 2018
twenty-six-week
period, while the number of loads hauled by multimode capacity providers decreased approximately 3% over the same period. The increase in revenue per load of 7% on loads hauled by multimode capacity providers was primarily attributable to increased revenue per load on ocean loads and an increase in ocean loads as a percentage of multimode loads, as ocean loads typically generate a higher revenue per load compared to loads hauled by rail or air cargo carriers. Also, revenue per load on revenue generated by multimode capacity providers is influenced by many factors, including revenue mix among the various modes of transportation used, length of haul, complexity of freight, density of freight lanes, fuel costs and availability of capacity. The decrease in the number of loads hauled by multimode capacity providers was entirely due to an 11% decrease in rail intermodal loadings, mostly attributable to decreased loadings at three specific agencies.
Purchased transportation was 76.6% and 77.4% of revenue in the 2019 and 2018 twenty-six-week
periods, respectively. The decrease in purchased transportation as a percentage of revenue was primarily due to a decreased rate of purchased transportation paid on Truck Brokerage Carrier revenue. Commissions to agents were 8.3% and 7.9% of revenue in the 2019 and 2018 twenty-six-week
periods, respectively. The increase in commissions to agents as a percentage of revenue was primarily attributable to an increased net revenue margin on revenue generated by Truck Brokerage Carriers.
Investment income was $2,421,000 and $1,752,000 in the 2019 and 2018 twenty-six-week
periods, respectively. The increase in investment income was primarily attributable to higher average rates of return on investments in the 2019 twenty-six-week
period.
Other operating costs increased $2,890,000 in the 2019
twenty-six-week
period compared to the 2018
twenty-six-week
period and represented 5.8% of gross profit in the 2019 period compared to 4.7% of gross profit in the 2018 period. The increase in other operating costs compared to the prior year was primarily due to increased trailing equipment maintenance costs as a result of an increased number of Company-owned trailers. The increase in other operating costs as a percentage of gross profit was caused by the increase in other operating costs and the effect of decreased gross profit.
Insurance and claims decreased $7,620,000 in the 2019
twenty-six-week
period compared to the 2018
twenty-six-week
period and represented 10.0% of gross profit in the 2019 period compared to 11.9% of gross profit in the 2018 period. The decrease in insurance and claims expense compared to prior year was primarily due to decreased net unfavorable development of prior years’ claims and decreased severity of current year claims in the 2019 period. Net unfavorable development of prior years’ claims was $2,900,000 and $8,244,000 in the 2019 and 2018 twenty-six-week
periods, respectively. The decrease in insurance and claims as a percent of gross profit was caused by the decrease in insurance and claims costs, partially offset by the effect of decreased gross profit.

Selling, general and administrative costs decreased $11,684,000 in the 2019 twenty-six-week
period compared to the 2018
twenty-six-week
period and represented 26.3% of gross profit in the 2019 period compared to 28.8% of gross profit in the 2018 period. The decrease in selling, general and administrative costs compared to prior year was attributable to a decreased provision for incentive compensation and decreased stock-based compensation expense, partially offset by increased wages. Included in selling, general and administrative costs is incentive compensation expense of $1,911,000 and $9,482,000 for the 2019 and 2018 twenty-six-week
periods, respectively, and stock-based compensation expense of $3,368,000 and $8,102,000 for the 2019 and 2018 twenty-six-week
periods, respectively. The decrease in selling, general and administrative costs as a percent of gross profit was due to the decrease in selling, general and administrative costs, partially offset by the effect of decreased gross profit.
Depreciation and amortization increased $584,000 in the 2019 twenty-six-week
period compared to the 2018
twenty-six-week
period and represented 7.1% of gross profit in the 2019 period compared to 6.7% of gross profit in the 2018 period. The increase in depreciation and amortization expenses was primarily due to an increased number of Company-owned trailers. The increase in depreciation and amortization as a percentage of gross profit was due to the effect of decreased gross profit and increased depreciation.
Interest and debt expense in the 2019
twenty-six-week
period decreased $125,000 compared to the 2018
twenty-six-week
period. The decrease in interest and debt expense was primarily attributable to increased interest income earned on cash balances held by the transportation logistics segment.
The provisions for income taxes for the 2019 and 2018
twenty-six-week
periods were based on estimated annual effective income tax rates of 24.2% and 24.5%, respectively, adjusted for discrete events, such as benefits resulting from stock-based awards. The effective income tax rate for the 2019 twenty-six-week
period was 22.4%, which was higher than the statutory federal income tax rate of 21% primarily attributable to state taxes and the meals and entertainment exclusion, partially offset by excess tax benefits realized on stock based awards. The effective income tax rate for the 2018 twenty-six-week
period was 23.6%, which was higher than the statutory federal income tax rate of 21% primarily attributable to state taxes, the Tax Cuts and Jobs Act’s (the “Tax Reform Act”) elimination of the performance-based compensation exception under Section 162(m) and the meals and entertainment exclusion. The effective income tax rate in the 2019 twenty-six-week
period of 22.4% was lower than the 24.2% estimated annual effective income tax rate primarily due to excess tax benefits recognized on stock-based compensation arrangements in the 2019 twenty-six-week
period. The effective income tax rate in the 2018
twenty-six-week
period of 23.6% was lower than the 24.5% estimated annual effective income tax rate primarily due to excess tax benefits recognized on stock-based compensation arrangements in the 2018 twenty-six-week
period.
The net loss attributable to noncontrolling interest of $17,000 and $75,000 in the 2019 and 2018 twenty-six-week
periods, respectively, represents the former noncontrolling investors’ share of the net loss incurred by Landstar Metro and Landstar Servicios.
Net income attributable to the Company was $124,417,000, or $3.11 per common share ($3.11 per diluted share), in the 2019 twenty-six-week
period. Net income attributable to the Company was $120,040,000, or $2.88 per common share ($2.87 per diluted share), in the 2018 twenty-six-week
period.
THIRTEEN WEEKS ENDED JUNE 29, 2019 COMPARED TO THIRTEEN WEEKS ENDED JUNE 30, 2018
Revenue for the 2019 thirteen-week period was $1,045,040,000, a decrease of $137,746,000, or 12%, compared to the 2018 thirteen-week period. Transportation revenue decreased $139,105,000, or 12%. The decrease in transportation revenue was attributable to decreased revenue per load of approximately 11%, and a decreased number of loads hauled of approximately 2%. Reinsurance premiums were $14,224,000 and $12,865,000 for the 2019 and 2018 thirteen-week periods, respectively. The increase in revenue from reinsurance premiums was primarily attributable to the increase in the average number of trucks provided by BCO Independent Contractors in the 2019 thirteen-week period compared to the 2018 thirteen-week period.
Truck transportation revenue generated by third party truck capacity providers for the 2019 thirteen-week period was $968,204,000, representing 93% of total revenue, a decrease of $137,177,000, or 12%, compared to the 2018 thirteen-week period. Revenue per load on loads hauled by third party truck capacity providers decreased approximately 11% in the 2019 thirteen-week period compared to the 2018 thirteen-week period and the number of loads hauled by third party truck capacity providers decreased approximately 1% compared to the 2018 thirteen-week period. The decrease in revenue per load on loads hauled via truck was primarily due to a softer freight demand environment experienced during the 2019 thirteen-week period, which resulted in more readily available truck capacity as compared to the 2018 thirteen-week period. Revenue per load on loads hauled via van equipment decreased 13%, revenue per load on loads hauled via unsided/platform equipment decreased 7% and revenue per load on less-than-truckload loadings decreased 14% as compared to the 2018 thirteen-week period. The decrease in the number of loads hauled via truck compared to the 2018 thirteen-week period was entirely attributable to a decrease in demand for the Company’s truckload services provided via van equipment. Fuel surcharges billed to customers on revenue generated by BCO Independent Contractors are excluded from revenue. Fuel surcharges on Truck Brokerage Carrier revenue identified separately in billings to customers and included as a component of Truck Brokerage Carrier revenue were $20,334,000 and $24,657,000 in the 2019 and 2018 thirteen-week periods, respectively.
Transportation revenue generated by multimode capacity providers for the 2019 thirteen-week period was $56,794,000, or 5% of total revenue, a decrease of $3,530,000, or 6%, compared to the 2018 thirteen-week period. The number of loads hauled by multimode capacity providers decreased approximately 8% in the 2019 thirteen-week period compared to the 2018 thirteen-week period, while revenue per load on revenue generated by multimode capacity providers increased approximately 2% over the same period. The decrease in the number of loads hauled by multimode capacity providers was entirely due to a 16% decrease in rail intermodal loadings, mostly attributable to decreased loadings at two specific agencies. The increase in revenue per load of 2% on loads hauled by multimode capacity providers was primarily attributable to increased revenue per load on rail intermodal loads. Also, revenue per load on revenue generated by multimode capacity providers is influenced by many factors, including revenue mix among the various modes of transportation used, length of haul, complexity of freight, density of freight lanes, fuel costs and availability of capacity.
Purchased transportation was 76.5% and 77.5% of revenue in the 2019 and 2018 thirteen-week periods, respectively. The decrease in purchased transportation as a percentage of revenue was primarily due to a decreased rate of purchased transportation paid on Truck Brokerage Carrier revenue and an increased percentage of revenue contributed by BCO Independent Contractors, which typically has a lower rate of purchased transportation than revenue generated by Truck Brokerage Carriers. Commissions to agents were 8.4% and 8.0% of revenue in the 2019 and 2018 thirteen-week periods, respectively. The increase in commissions to agents as a percentage of revenue was primarily attributable to an increased net revenue margin on revenue generated by Truck Brokerage Carriers.
Investment income was $1,283,000 and $891,000 in the 2019 and 2018 thirteen-week periods, respectively. The increase in investment income was attributable to higher average rates of return on investments and a higher average investment balance held by the insurance segment in the 2019 thirteen-week period.
Other operating costs increased $2,255,000 in the 2019 thirteen-week period compared to the 2018 thirteen-week period and represented 6.2% of gross profit in the 2019 period compared to 4.4% of gross profit in the 2018 period. The increase in other operating costs compared to the prior year was primarily due to an increased provision for contractor bad debt and increased trailing equipment maintenance costs as a result of an increased number of Company-owned trailers. The increase in other operating costs as a percentage of gross profit was caused by the increase in other operating costs and the effect of decreased gross profit.
Insurance and claims decreased $5,253,000 in the 2019 thirteen-week period compared to the 2018 thirteen-week period and represented 10.3% of gross profit in the 2019 period compared to 12.6% of gross profit in the 2018 period. The decrease in insurance and claims expense compared to prior year was primarily due to decreased net unfavorable development of prior years’ claims and decreased severity of current year claims in the 2019 period. Net unfavorable development of prior years’ claims was $1,493,000 and $5,686,000 in the 2019 and 2018 thirteen-week periods, respectively. The decrease in insurance and claims as a percent of gross profit was caused by the decrease in insurance and claims costs, partially offset by the effect of decreased gross profit.
Selling, general and administrative costs decreased $7,701,000 in the 2019 thirteen-week period compared to the 2018 thirteen-week period and represented 26.1% of gross profit in the 2019 period compared to 28.6% of gross profit in the 2018 period. The decrease in selling, general and administrative costs compared to prior year was attributable to a decreased provision for incentive compensation, decreased stock-based compensation expense and a decreased provision for customer bad debt, partially offset by increased wages. Included in selling, general and administrative costs is incentive compensation expense of $873,000 and $5,351,000 for the 2019 and 2018 thirteen-week periods, respectively, and stock-based compensation expense of $1,430,000 and $4,392,000 for the 2019 and 2018 thirteen-week periods, respectively. The decrease in selling, general and administrative costs as a percent of gross profit was due primarily to the decrease in selling, general and administrative costs, partially offset by the effect of decreased gross profit.
Depreciation and amortization increased $265,000 in the 2019 thirteen-week period compared to the 2018 thirteen-week period and represented 7.0% of gross profit in the 2019 period compared to 6.3% of gross profit in the 2018 period. The increase in depreciation and amortization expenses was primarily due to increased depreciation on information technology assets and increased depreciation on an increased number of Company-owned trailers. The increase in depreciation and amortization as a percentage of gross profit was due to increased depreciation costs and the effect of decreased gross profit.

Interest and debt expense in the 2019 thirteen-week period decreased $130,000 compared to the 2018 thirteen-week period. The decrease in interest and debt expense was primarily attributable to increased interest income earned on cash balances held by the transportation logistics segment.
The provisions for income taxes for the 2019 and 2018 thirteen-week periods were based on estimated annual effective income tax rates of 24.2% and 24.5%, respectively, adjusted for discrete events, such as benefits resulting from stock-based awards. The effective income tax rate for the 2019 thirteen-week period was 23.8%, which was higher than the statutory federal income tax rate of 21% primarily attributable to state taxes and the meals and entertainment exclusion, partially offset by excess tax benefits realized on stock based awards. The effective income tax rate for the 2018 thirteen-week period was 24.3%, which was higher than the statutory federal income tax rate of 21% primarily attributable to state taxes, the Tax Reform Act’s elimination of the performance-based compensation exception under Section 162(m) and the meals and entertainment exclusion. The effective income tax rate in the 2019 thirteen-week period of 23.8% was lower than the 24.2% estimated annual effective income tax rate primarily due to excess tax benefits recognized on stock-based compensation arrangements in the 2019 thirteen-week period. The effective income tax rate in the 2018 thirteen-week period of 24.3% was lower than the 24.5% estimated annual effective income tax rate primarily due to excess tax benefits recognized on stock-based compensation arrangements in the 2018 thirteen-week period.
The net loss attributable to noncontrolling interest of $31,000 in the 2018 thirteen-week period represents the former noncontrolling investors’ share of the net loss incurred by Landstar Metro and Landstar Servicios.
Net income attributable to the Company was $61,100,000, or $1.53 per common share ($1.53 per diluted share), in the 2019 thirteen-week period. Net income attributable to the Company was $62,523,000, or $1.51 per common share ($1.51 per diluted share), in the 2018 thirteen-week period.
CAPITAL RESOURCES AND LIQUIDITY
Working capital and the ratio of current assets to current liabilities were $465,053,000 and 2.0 to 1, respectively, at June 29, 2019, compared with $435,611,000 and 1.8 to 1, respectively, at December 29, 2018. Landstar has historically operated with current ratios within the range of 1.5 to 1 to 2.0 to 1. Cash provided by operating activities was $184,076,000 in the 2019 twenty-six-week
period compared with $113,029,000 in the 2018
twenty-six-week
period. The increase in cash flow provided by operating activities was primarily attributable to the timing of collections of trade receivables.
The Company declared and paid $0.33 per share, or $13,257,000 in the aggregate, in cash dividends during the twenty-six-week
period ended June 29, 2019. The Company declared and paid $0.30 per share, or $12,496,000 in the aggregate, in cash dividends during the twenty-six-week
period ended June 30, 2018 and, during such period, also paid $62,985,000 of dividends payable which were declared during fiscal year 2017 and included in current liabilities in the consolidated balance sheet at December 30, 2017. During the twenty-six-week
period ended June 29, 2019, the Company purchased 674,410 shares of its common stock at a total cost of $69,729,000. During the twenty-six-week
period ended June 30, 2018, the Company purchased 1,000,000 shares of its common stock at a total cost of $105,488,000. As of June 29, 2019, the Company may purchase in the aggregate up to 1,325,590 shares of its common stock under its authorized stock purchase programs. Long-term debt, including current maturities, was $104,767,000 at June 29, 2019, $23,658,000 lower than at December 29, 2018.
Equity was $728,300,000, or 87% of total capitalization (defined as long-term debt including current maturities plus equity), at June 29, 2019, compared to $689,133,000, or 84% of total capitalization, at December 29, 2018. The increase in equity was primarily a result of net income, partially offset by purchases of shares of the Company’s common stock and dividends declared by the Company in the 2019 twenty-six-week
period.
On June 2, 2016, Landstar entered into a credit agreement with a syndicate of banks and JPMorgan Chase Bank, N.A., as administrative agent (the “Credit Agreement”). The Credit Agreement, which matures on June 2, 2021, provides $250,000,000 of borrowing capacity in the form of a revolving credit facility, $50,000,000 of which may be utilized in the form of letter of credit guarantees. The Credit Agreement includes an “accordion” feature providing for a possible increase up to an aggregate borrowing amount of $400,000,000. The Company’s prior credit agreement was terminated on June 2, 2016.
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
At June 29, 2019, the Company had no borrowings outstanding and $34,367,000 of letters of credit outstanding under the Credit Agreement. At June 29, 2019, there was $215,633,000 available for future borrowings under the Credit Agreement. In addition, the Company has $61,503,000 in letters of credit outstanding as collateral for insurance claims that are secured by investments totaling $68,337,000 at June 29, 2019. Investments, all of which are carried at fair value, include primarily investment-grade bonds and U.S. Treasury obligations having maturities of up to five years. Fair value of investments is based primarily on quoted market prices. See “Notes to Consolidated Financial Statements” included herein for further discussion on measurement of fair value of investments.
Historically, the Company has generated sufficient operating cash flow to meet its debt service requirements, fund continued growth, both organic and through acquisitions, complete or execute share purchases of its common stock under authorized share purchase programs, pay dividends and meet working capital needs. As an asset-light provider of integrated transportation management solutions, the Company’s annual capital requirements for operating property are generally for trailing equipment and information technology hardware and software. In addition, a significant portion of the trailing equipment used by the Company is provided by third party capacity providers, thereby reducing the Company’s capital requirements. During the 2019 twenty-six-week
period, the Company purchased $9,224,000 of operating property. Landstar anticipates acquiring either by purchase or lease financing during the remainder of fiscal year 2019 approximately $61,000,000 in operating property, consisting primarily of new trailing equipment to replace older trailing equipment and information technology equipment.
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
LEGAL MATTERS
On January 25, 2019, a purported class action was filed in the Superior Court of the State of California for the County of San Bernardino against Landstar System, Inc. and Landstar Ranger, Inc. (together, the “Defendants”). The complaint purports to bring this action on behalf of Hany Tanious, as an individual, and “all owner operators who performed work for the Defendants, and who were classified as independent contractors, during the four years preceding the filing of this action through the present.” On June 11, 2019, the Defendants filed a Notice of Removal that resulted in the removal of the case from state court to federal court, where it was assigned to Judge Dale S. Fischer of the United State District Court for the Central District of California. Mr. Tanious is a truck owner-operator and formerly an independent contractor who was a party to an independent contractor operating agreement with Landstar Ranger, Inc. The complaint asserts claims based on the alleged misclassification of Mr. Tanious as an independent contractor and alleges violations under California law relating to overtime, minimum wage, meal and rest breaks, failure to reimburse certain expenses, wage statements, waiting time and unfair competition. Mr. Tanious is seeking, on behalf of himself and the purported class, payment of minimum wages, restitution and certain statutory damages and penalties, including compensatory, consequential, general, liquidated and special damages. None of the California Labor Code provisions under which Mr. Tanious seeks relief apply to independent contractors. Due to a number of factors including the preliminary status of this matter, the Company does not believe it is in a position to conclude whether or not there is a reasonable possibility of an adverse outcome in this case or what damages, if any, the plaintiffs would be awarded should they prevail on all or any part of their claims. However, the Company believes it has meritorious defenses and it intends to assert these defenses vigorously.

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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Landstar provides for the estimated costs of self-insured claims primarily on an actuarial basis. The amount recorded for the estimated liability for claims incurred is based upon the facts and circumstances known on the applicable balance sheet date. The ultimate resolution of these claims may be for an amount greater or less than the amount estimated by management. The Company continually revises its existing claim estimates as new or revised information becomes available on the status of each claim. Historically, the Company has experienced both favorable and unfavorable development of prior years’ claims estimates. During the 2019 and 2018 twenty-six-week
periods, insurance and claims costs included $2,900,000 and $8,244,000 of net unfavorable adjustments to prior years’ claims estimates, respectively. It is reasonably likely that the ultimate outcome of settling all outstanding claims will be more or less than the estimated claims reserve at June 29, 2019.
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
Depending upon the specific type of borrowing, borrowings under the Credit Agreement bear interest based on either (a) the prime rate, (b) the Federal Reserve Bank of New York rate plus 0.5% or (c) the London Interbank Offered Rate, plus 1.25%. As of June 29, 2019 and during the entire 2019 second quarter, the Company had no borrowings outstanding under the Credit Agreement.
Long-term investments, all of which are
available-for-sale
and are carried at fair value, include primarily investment-grade bonds and U.S. Treasury obligations having maturities of up to five years. Assuming that the long-term portion of investments remains at $80,682,000, the balance at June 29, 2019, a hypothetical increase or decrease in interest rates of 100 basis points would not have a material impact on future earnings on an annualized basis. Short-term investments consist of short-term investment-grade instruments and the current maturities of investment-grade corporate bonds and U.S. Treasury obligations. Accordingly, any future interest rate risk on these short-term investments would not be material to the Company’s operating results.

Assets and liabilities of the Company’s Canadian and Mexican operations are translated from their functional currency to U.S. dollars using exchange rates in effect at the balance sheet date and revenue and expense accounts are translated at average monthly exchange rates during the period. Adjustments resulting from the translation process are included in accumulated other comprehensive income. Transactional gains and losses arising from receivable and payable balances, including intercompany balances, in the normal course of business that are denominated in a currency other than the functional currency of the operation are recorded in the statements of income when they occur. The assets held at the Company’s Canadian and Mexican subsidiaries at June 29, 2019 were, as translated to U.S. dollars, approximately 4% of total consolidated assets. Accordingly, any translation gain or loss related to the Canadian and Mexican operations would not be material.
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
promulgated under the Securities Exchange Act of 1934, as amended). Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of June 29, 2019 to provide reasonable assurance that information required to be disclosed by the Company in reports that it filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.
There were no significant changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended June 29, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
PART II
OTHER INFORMATION
Item 1. Legal Proceedings
On January 25, 2019, a purported class action was filed in the Superior Court of the State of California for the County of San Bernardino against Landstar System, Inc. and Landstar Ranger, Inc. (together, the “Defendants”). The complaint purports to bring this action on behalf of Hany Tanious, as an individual, and “all owner operators who performed work for the Defendants, and who were classified as independent contractors, during the four years preceding the filing of this action through the present.” On June 11, 2019, the Defendants filed a Notice of Removal that resulted in the removal of the case from state court to federal court, where it was assigned to Judge Dale S. Fischer of the United State District Court for the Central District of California. Mr. Tanious is a truck owner-operator and formerly an independent contractor who was a party to an independent contractor operating agreement with Landstar Ranger, Inc. The complaint asserts claims based on the alleged misclassification of Mr. Tanious as an independent contractor and alleges violations under California law relating to overtime, minimum wage, meal and rest breaks, failure to reimburse certain expenses, wage statements, waiting time and unfair competition. Mr. Tanious is seeking, on behalf of himself and the purported class, payment of minimum wages, restitution and certain statutory damages and penalties, including compensatory, consequential, general, liquidated and special damages. None of the California Labor Code provisions under which Mr. Tanious seeks relief apply to independent contractors. Due to a number of factors including the preliminary status of this matter, the Company does not believe it is in a position to conclude whether or not there is a reasonable possibility of an adverse outcome in this case or what damages, if any, the plaintiffs would be awarded should they prevail on all or any part of their claims. However, the Company believes it has meritorious defenses and it intends to assert these defenses vigorously.
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

Item 1A. Risk Factors
Except as set forth below, there have been no material changes to the Risk Factors described in Part I “Item 1A. Risk Factors” in the Company’s Annual Report on Form
10-K
for the fiscal year ended December 29, 2018 as filed with the SEC.
Increased severity or frequency of accidents and other claims or a material unfavorable development of existing claims.
As noted in
Item 1 of the Company’s Annual Report on Form
10-K
for the fiscal year ended December 29, 2018, “Business — Factors Significant to the Company’s Operations — Self-Insured Claims,” potential liability associated with accidents in the trucking industry is severe and occurrences are unpredictable. For commercial trucking claims, Landstar retains liability up to $5,000,000 per occurrence and maintains various third party insurance arrangements for liabilities in excess of its $5,000,000 self-insured retention. Effective May 1, 2019, the Company entered into a new three year commercial auto liability insurance arrangement for losses incurred between $5,000,000 and $10,000,000. For commercial trucking claims incurred on or after May 1, 2019 through April 30, 2022, the new three year policy provides for a limit for a single loss of $5,000,000, with an aggregate limit of $10,000,000 for each policy year, an aggregate limit of $15,000,000 for the thirty-six
month term ended April 30, 2022, and options to increase such aggregate limits for pre-established
amounts of additional premium. The Company continues to maintain third party insurance arrangements providing excess coverage on a per occurrence basis for liabilities in excess of $10,000,000. The Company also retains liability of up to $1,000,000 for each general liability claim, up to $250,000 for each workers’ compensation claim and up to $250,000 for each cargo claim. In addition, under reinsurance arrangements by Signature of certain risks of the Company’s BCO Independent Contractors, the Company retains liability of up to $500,000, $1,000,000 or $2,000,000 with respect to certain occupational accident claims and up to $750,000 with respect to certain workers’ compensation claims. The Company’s exposure to liability associated with accidents incurred by Truck Brokerage Carriers, railroads and air and ocean cargo carriers who transport freight on behalf of the Company is reduced by various factors including the extent to which such carriers maintain their own insurance coverage. A material increase in the frequency or severity of accidents, cargo claims or workers’ compensation claims or the material unfavorable development of existing claims could have a material adverse effect on Landstar’s cost of insurance and claims and its results of operations.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Company
The following table provides information regarding the Company’s purchase of its common stock during the period from March 31, 2019 to June 29, 2019, the Company’s second fiscal quarter:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares That May Yet Be Purchased Under the Programs
March 30, 2019				1,875,519
March 31, 2019 – April 27, 2019	—	$—	—	1,875,519
April 28, 2019 – May 25, 2019	324,891	106.20	324,891	1,550,628
May 26, 2019 – June 29, 2019	225,038	98.86	225,038	1,325,590

Total	549,929	$103.20	549,929

On December 11, 2017, the Landstar System, Inc. Board of Directors authorized the Company to purchase up to 1,963,875 shares of the Company’s common stock from time to time in the open market and in privately negotiated transactions. On January 23, 2019, the Landstar System, Inc. Board of Directors authorized the Company to purchase up to 1,000,000 additional shares of the Company’s Common Stock from time to time in the open market and in privately negotiated transactions. As of June 29, 2019, the Company had authorization to purchase in the aggregate up to 1,325,590 shares of its common stock under these programs. No specific expiration date has been assigned to either the December 11, 2017 or January 23, 2019 authorizations.

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

EXHIBIT INDEX
Registrant’s Commission File No.:
0-21238

Exhibit No.	Description

(31)	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.1*	Chief Executive Officer certification, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Chief Financial Officer certification, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.1**	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	XBRL Schema Document

101.CAL*	XBRL Calculation Linkbase Document

101.DEF*	XBRL Definition Linkbase Document

101.LAB*	XBRL Labels Linkbase Document

101.PRE*	XBRL Presentation Linkbase Document

*	Filed herewith

**	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LANDSTAR SYSTEM, INC.

Date: August 2, 2019	/s/ James B. Gattoni
James B. Gattoni
President and
Chief Executive Officer

Date: August 2, 2019	/s/ L. Kevin Stout
L. Kevin Stout
Vice President and Chief
Financial Officer