Form 10-Q
period 2019-09-28
LANDSTAR SYSTEM INC
filed 2019-11-01
CIK 853816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2019
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
of the Exchange Act).    Yes
☐
    No
☒
The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of the close of business on October 21, 2019 was 39,462,908.

PART II – Other Information

Item 1. Legal Proceedings	Page 31

Item 1A. Risk Factors	Page 32

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	Page 33

Item 6. Exhibits	Page 34

Signatures	Page 36

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
10-01
of Regulation
S-X
and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the thirty nine weeks ended September 28, 2019 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 28, 2019.
These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s 2018 Annual Report on Form
10-K.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)
(Unaudited)

	September 28, 2019	December 29, 2018
ASSETS
Current Assets
Cash and cash equivalents	$284,434	$199,736
Short-term investments	31,596	40,058
Trade accounts receivable, less allowance of $7,296 and $6,413	598,415	691,604
Other receivables, including advances to independent contractors, less allowance of $8,593 and $6,216	25,384	23,744
Other current assets	30,921	16,287

Total current assets	970,750	971,429

Operating property, less accumulated depreciation and amortization of $274,000 and $250,153	270,430	284,032
Goodwill	38,232	38,232
Other assets	106,319	86,871

Total assets	$1,385,731	$1,380,564

LIABILITIES AND EQUITY
Current Liabilities
Cash overdraft	$44,625	$55,339
Accounts payable	285,442	314,134
Current maturities of long-term debt	39,375	43,561
Insurance claims	51,320	40,176
Accrued compensation	10,477	29,489
Contractor escrow	25,521	25,202
Other current liabilities	26,996	27,917

Total current liabilities	483,756	535,818

Long-term debt, excluding current maturities	61,390	84,864
Insurance claims	33,024	30,429
Deferred income taxes and other noncurrent liabilities	51,586	40,320
Equity
Landstar System, Inc. and subsidiary shareholders’ equity
Common stock, $0.01 par value, authorized 160,000,000 shares, issued 68,072,834 and 67,870,926 shares	681	679
Additional paid-in capital	225,937	226,852
Retained earnings	1,998,362	1,841,279
Cost of 28,609,926 and 27,755,001 shares of common stock in treasury	(1,465,284)	(1,376,111)
Accumulated other comprehensive loss	(3,721)	(5,875)

Total Landstar System, Inc. and subsidiary shareholders’ equity	755,975	686,824
Noncontrolling interest	—	2,309

Total equity	755,975	689,133

Total liabilities and equity	$1,385,731	$1,380,564

See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share amounts)
(Unaudited)

	Thirty Nine Weeks Ended		Thirteen Weeks Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Revenue	$3,089,698	$3,432,793	$1,011,658	$1,202,081
Investment income	3,736	2,754	1,315	1,002
Costs and expenses:
Purchased transportation	2,365,646	2,658,710	774,520	931,473
Commissions to agents	257,862	275,828	84,568	99,304
Other operating costs, net of gains/losses on asset sales/dispositions	28,531	24,176	10,431	8,966
Insurance and claims	55,248	57,718	23,969	18,819
Selling, general and administrative	120,717	140,948	38,152	46,699
Depreciation and amortization	33,045	32,520	10,695	10,754

Total costs and expenses	2,861,049	3,189,900	942,335	1,116,015

Operating income	232,385	245,647	70,638	87,068
Interest and debt expense	2,278	2,455	764	816

Income before income taxes	230,107	243,192	69,874	86,252
Income taxes	52,452	56,279	16,619	19,304

Net income	177,655	186,913	53,255	66,948
Less: Net loss attributable to noncontrolling interest	(17)	(112)	—	(37)

Net income attributable to Landstar System, Inc. and subsidiary	$177,672	$187,025	$53,255	$66,985

Earnings per common share attributable to Landstar System, Inc. and subsidiary	$4.45	$4.50	$1.35	$1.63

Diluted earnings per share attributable to Landstar System, Inc. and subsidiary	$4.45	$4.50	$1.35	$1.63

Average number of shares outstanding:
Earnings per common share	39,891,000	41,530,000	39,566,000	41,101,000

Diluted earnings per share	39,891,000	41,576,000	39,566,000	41,137,000

Dividends per common share	$0.515	$0.465	$0.185	$0.165

See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(Unaudited)

	Thirty Nine Weeks Ended		Thirteen Weeks Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Net income attributable to Landstar System, Inc. and subsidiary	$177,672	$187,025	$53,255	$66,985
Other comprehensive income (loss):
Unrealized holding gains (losses) on available-for-sale investments, net of tax expense (benefit) of $577, ($231), $83 and $2	2,112	(876)	307	7
Foreign currency translation gains (losses)	42	(531)	(1,083)	708

Other comprehensive income (loss)	2,154	(1,407)	(776)	715

Comprehensive income attributable to Landstar System, Inc. and subsidiary	$179,826	$185,618	$52,479	$67,700

See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Thirty Nine Weeks Ended
	September 28, 2019	September 29, 2018
OPERATING ACTIVITIES
Net income	$177,655	$186,913
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of operating property and intangible assets	33,045	32,520
Non-cash interest charges	190	190
Provisions for losses on trade and other accounts receivable	6,942	5,360
Gains on sales/disposals of operating property	(1,188)	(1,025)
Deferred income taxes, net	7,151	7,459
Stock-based compensation	4,470	13,003
Changes in operating assets and liabilities:
Decrease (increase) in trade and other accounts receivable	84,607	(60,785)
Increase in other assets	(21,129)	(9,779)
(Decrease) increase in accounts payable	(28,692)	22,121
(Decrease) increase in other liabilities	(16,076)	3,245
Increase in insurance claims	13,739	4,983

NET CASH PROVIDED BY OPERATING ACTIVITIES	260,714	204,205

INVESTING ACTIVITIES
Sales and maturities of investments	56,467	34,259
Purchases of investments	(58,829)	(36,296)
Purchases of operating property	(15,199)	(7,325)
Proceeds from sales of operating property	3,621	3,542

NET CASH USED BY INVESTING ACTIVITIES	(13,940)	(5,820)

FINANCING ACTIVITIES
Decrease in cash overdraft	(10,714)	(2,483)
Dividends paid	(20,589)	(82,261)
Proceeds from exercises of stock options	629	1,397
Taxes paid in lieu of shares issued related to stock-based compensation plans	(8,449)	(3,936)
Purchases of common stock	(88,578)	(105,488)
Principal payments on finance lease obligations	(34,141)	(32,663)
Purchase of noncontrolling interest	(600)	—
Payment of contingent consideration	—	(985)

NET CASH USED BY FINANCING ACTIVITIES	(162,442)	(226,419)

Effect of exchange rate changes on cash and cash equivalents	366	(408)

Increase (decrease) in cash and cash equivalents	84,698	(28,442)
Cash and cash equivalents at beginning of period	199,736	242,416

Cash and cash equivalents at end of period	$284,434	$213,974

See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
Thirty Nine and Thirteen Weeks Ended September 28, 2019 and September 29, 2018
(Dollars in thousands)
(Unaudited)

	Landstar System, Inc. and Subsidiary Shareholders
			Additional Paid-In Capital	Retained Earnings			Accumulated Other Comprehensive (Loss) Income	Non-controlling Interests
	Common Stock				Treasury Stock at Cost
	Shares	Amount			Shares	Amount			Total
Balance December 29, 2018	67,870,962	$679	$226,852	$1,841,279	27,755,001	$(1,376,111)	$(5,875)	$2,309	$689,133
Net income (loss)				63,317				(17)	63,300
Dividends ($0.165 per share)				(6,629)					(6,629)
Purchases of common stock					124,481	(12,977)			(12,977)
Purchase of noncontrolling interests			1,842					(2,442)	(600)
Issuance of stock related to stock-based compensation plans	176,079	1	(7,081)		5,199	(524)			(7,604)
Stock-based compensation			1,938						1,938
Other comprehensive income							1,549	150	1,699

Balance March 30, 2019	68,047,041	$680	$223,551	$1,897,967	27,884,681	$(1,389,612)	$(4,326)	$—	$728,260

Net income				61,100					61,100
Dividends ($0.165 per share)				(6,628)					(6,628)
Purchases of common stock					549,929	(56,752)			(56,752)
Issuance of stock related to stock-based compensation plans	17,836	1	(431)		572	(61)			(491)
Stock-based compensation			1,430						1,430
Other comprehensive income							1,381		1,381

Balance June 29, 2019	68,064,877	$681	$224,550	$1,952,439	28,435,182	$(1,446,425)	$(2,945)	$—	$728,300

Net income				53,255					53,255
Dividends ($0.185 per share)				(7,332)					(7,332)
Purchases of common stock					174,658	(18,849)			(18,849)
Issuance of stock related to stock-based compensation plans	7,957	—	285		86	(10)			275
Stock-based compensation			1,102						1,102
Other comprehensive loss							(776)		(776)

Balance September 28, 2019	68,072,834	$681	$225,937	$1,998,362	28,609,926	$(1,465,284)	$(3,721)	$—	$755,975

	Landstar System, Inc. and Subsidiary Shareholders
			Additional Paid-In Capital	Retained Earnings			Accumulated Other Comprehensive (Loss) Income	Non-controlling Interests
	Common Stock				Treasury Stock at Cost
	Shares	Amount			Shares	Amount			Total
Balance December 30, 2017	67,740,380	$677	$209,599	$1,611,158	25,749,493	$(1,167,600)	$(3,162)	$3,205	$653,877
Adoption of accounting standards				773					773
Net income (loss)				57,517				(44)	57,473
Dividends ($0.15 per share)				(6,308)					(6,308)
Purchases of common stock					14,354	(1,508)			(1,508)
Issuance of stock related to stock-based compensation plans	95,784	1	(1,376)		4,822	(350)			(1,725)
Stock-based compensation			3,710						3,710
Other comprehensive (loss) income							(389)	377	(12)

Balance March 31, 2018	67,836,164	$678	$211,933	$1,663,140	25,768,669	$(1,169,458)	$(3,551)	$3,538	$706,280

Net income (loss)				62,523				(31)	62,492
Dividends ($0.15 per share)				(6,188)					(6,188)
Purchases of common stock					985,646	(103,980)			(103,980)
Issuance of stock related to stock-based compensation plans	11,528		3		495	(51)			(48)
Stock-based compensation			4,392						4,392
Other comprehensive loss							(1,733)	(282)	(2,015)

Balance June 30, 2018	67,847,692	$678	$216,328	$1,719,475	26,754,810	$(1,273,489)	$(5,284)	$3,225	$660,933

Net income (loss)				66,985				(37)	66,948
Dividends ($0.165 per share)				(6,780)					(6,780)
Transaction with noncontrolling interests			1,078					(1,078)	—
Issuance of stock related to stock-based compensation plans	21,686	1	(744)		191	(23)			(766)
Stock-based compensation			4,901						4,901
Other comprehensive income							715	259	974

Balance September 29, 2018	67,869,378	$679	$221,563	$1,779,680	26,755,001	$(1,273,512)	$(4,569)	$2,369	$726,210

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
Revenue from Contracts with Customers – Disaggregation of Revenue
During the thirty nine weeks ended September 28, 2019, revenue generated by BCO Independent Contractors, Truck Brokerage Carriers and railroads represented approximately 45%, 47% and 3% respectively, of the Company’s consolidated revenue. Collectively, revenue generated by air and ocean cargo carriers represented approximately 3% of the Company’s consolidated revenue in the thirty-nine-week period ended September 28, 2019. Included in truck transportation revenue generated by BCO Independent Contractors and Truck Brokerage Carriers during the thirty-nine-week period ended September 28, 2019 was $1,799,421,000 hauled via van equipment, $980,615,000 hauled via unsided/platform equipment and $73,475,000 of less-than-truckload. During the thirty nine weeks ended September 29, 2018, revenue generated by BCO Independent Contractors, Truck Brokerage Carriers and railroads represented approximately 44%, 49% and 3%, respectively, of the Company’s consolidated revenue. Collectively, revenue generated by air and ocean cargo carriers represented approximately 2% of the Company’s consolidated revenue in the thirty-nine-week period ended September 29, 2018. Included in truck transportation revenue generated by BCO Independent Contractors and Truck Brokerage Carriers during the thirty-nine-week period ended September 29, 2018 was $2,086,523,000 hauled via van equipment, $1,039,784,000 hauled via unsided/platform equipment and $76,448,000 of less-than-truckload.
During the thirteen weeks ended September 28, 2019, revenue generated by BCO Independent Contractors, Truck Brokerage Carriers and railroads represented approximately 46%, 46% and 3% respectively, of the Company’s consolidated revenue. Collectively, revenue generated by air and ocean cargo carriers represented approximately 3% of the Company’s consolidated revenue in the thirteen-week period ended September 28, 2019. Included in truck transportation revenue generated by BCO Independent Contractors and Truck Brokerage Carriers during the thirteen-week period ended September 28, 2019 was $575,042,000 hauled via van equipment, $331,787,000 hauled via unsided/platform equipment and $25,367,000 of less-than-truckload. During the thirteen weeks ended September 29, 2018, revenue generated by BCO Independent Contractors, Truck Brokerage Carriers and railroads represented approximately 43%, 50% and 3%, respectively, of the Company’s consolidated revenue. Collectively, revenue generated by air and ocean cargo carriers represented approximately 3% of the Company’s consolidated revenue in the thirteen-week period ended September 29, 2018. Included in truck transportation revenue generated by BCO Independent Contractors and Truck Brokerage Carriers during the thirteen-week period ended September 29, 2018 was $717,047,000 hauled via van equipment, $375,739,000 hauled via unsided/platform equipment and $25,500,000 of less-than-truckload.

(2)	Share-based Payment Arrangements
As of September 28, 2019, the Company had two employee equity incentive plans, the 2002 employee stock option and stock incentive plan (the “ESOSIP”) and the 2011 equity incentive plan (the “2011 EIP”). No further grants can be made under the ESOSIP. The Company also has a stock compensation plan for members of its Board of Directors, the Amended and Restated 2013 Directors Stock Compensation Plan (as amended and restated as of May 17, 2016, the “2013 DSCP”). 6,000,000 shares of the Company’s common stock were authorized for issuance under the 2011 EIP and 115,000 shares of the Company’s common stock were authorized for issuance under the 2013 DSCP. The ESOSIP, 2011 EIP and 2013 DSCP are each referred to herein as a “Plan,” and, collectively, as the “Plans.” Amounts recognized in the financial statements with respect to these Plans are as follows (in thousands):

	Thirty Nine Weeks Ended		Thirteen Weeks Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Total cost of the Plans during the period	$4,470	$13,003	$1,102	$4,901
Amount of related income tax benefit recognized during the period	(4,125)	(5,305)	(391)	(1,837)

Net cost of the Plans during the period	$345	$7,698	$711	$3,064

Included in income tax benefits recognized in the thirty-nine-week periods ended September 28, 2019 and September 29, 2018 were excess tax benefits from stock-based awards of $2,968,000 and $2,046,000, respectively. Also included in income tax benefits recognized in the thirty-nine-week periods ended September 28, 2019 and September 29, 2018 were income tax benefits of $62,000 and $80,000, respectively, recognized on disqualifying dispositions of the Company’s common stock by employees who obtained shares of common stock through exercises of incentive stock options.
As of September 28, 2019, there were 66,454 shares of the Company’s common stock reserved for issuance under the 2013 DSCP and 3,972,592 shares of the Company’s common stock reserved for issuance in the aggregate under the ESOSIP and 2011 EIP.
Restricted Stock Units
The following table summarizes information regarding the Company’s outstanding restricted stock unit (“RSU”) awards with either a performance condition or a market condition under the Plans:

	Number of RSUs	Weighted Average Grant Date Fair Value
Outstanding at December 29, 2018	292,345	$66.31
Granted	68,543	$89.37
Shares earned in excess of target (1)	71,172	$54.78
Vested shares, including shares earned in excess of target	(226,981)	$53.27
Forfeited	(6,481)	$86.60

Outstanding at September 28, 2019	198,598	$84.37

(1)	Represents shares earned in excess of target under the January 27, 2015 and January 29, 2016 RSU awards as actual results exceeded the target under both awards as a result of fiscal year 2018 results and under the May 1, 2015 RSU award as total shareholder return exceeded the target under the award.
During the thirty-nine-week period ended September 28, 2019, the Company granted RSUs with a performance condition and RSUs with a market condition, as further described below. Outstanding RSUs at both December 29, 2018 and September 28, 2019 include RSUs with a performance condition and RSUs with a market condition, as further described below and in the Company’s 2018 Annual Report on Form
10-K.
RSUs with a performance condition granted on February 1, 2019 may vest on January 31 of 2022, 2023 and 2024 based on growth in operating income and pre-tax
income per share from continuing operations attributable to Landstar System, Inc. and subsidiary as compared to the results from the 2018 fiscal year.

During the thirty-nine-week period ended September 28, 2019
, the Company granted
9,725
RSUs that vest based on a market condition. These RSUs may vest on June 30 of 2023, 2024 and 2025 based on the Company’s total shareholder return (“TSR”) compound annual growth rate over the vesting periods, adjusted to reflect dividends (if any) paid during such periods and capital adjustments as may be necessary. The maximum number of common shares available for issuance under the grant equals
150
% of the number of RSUs granted. The fair value of this RSU award was determined at the time of grant based on the expected achievement of the market condition at the end of each vesting period. With respect to these RSU awards, the Company reports compensation expense ratably over the life of the award based on an estimated number of units that will vest over the life of the award, multiplied by the fair value of the RSU. Previously recognized compensation cost would be reversed only if the employee terminated employment prior to completing the requisite service period.
The Company recognized
 approximately $2,477,000 and $11,303,000 of share-based compensation expense related to RSU awards in the thirty-nine-week periods ended September 28, 2019 and September 29, 2018, respectively. As of September 28, 2019, there was a maximum of $26.4 million of total unrecognized compensation cost related to RSU awards granted under the Plans with an expected average remaining life of approximately 3.3 years. With respect to RSU awards with a performance condition, the amount of future compensation expense to be recognized will be determined based on future operating results.
Stock Options
The following table summarizes information regarding the Company’s outstanding stock options under the Plans:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (000s)
Options outstanding at December 29, 2018	89,114	$50.44
Exercised	(32,300)	$49.30

Options outstanding at September 28, 2019	56,814	$51.08	2.5	$3,487

Options exercisable at September 28, 2019	56,814	$51.08	2.5	$3,487

The
total
intrinsic value of stock options exercised during the thirty-nine-week periods ended September 28, 2019 and September 29, 2018 was $1,877,000 and $6,584,000, respectively.
As
of September 28, 2019, there was no unrecognized compensation cost related to stock options granted under the Plans.
Non-vested
Restricted Stock and Deferred Stock Units
The
following table summarizes information regarding the Company’s outstanding shares of non-vested
restricted stock and Deferred Stock Units (defined below) under the Plans:

	Number of Shares and Deferred Stock Units	Weighted Average Grant Date Fair Value
Non-vested at December 29, 2018	55,987	$93.66
Granted	30,338	$102.76
Vested	(21,517)	$92.70

Non-vested at September 28, 2019	64,808	$98.24

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
As
of September 28, 2019, there was $4,310,000 of total unrecognized compensation cost related to non-vested
shares of restricted stock and Deferred Stock Units granted under the Plans. The unrecognized compensation cost related to these non-vested
shares of restricted stock and Deferred Stock Units is expected to be recognized over a weighted average period of 2.2 years.

(3)	Income Taxes

The provisions for income taxes for the 2019 and 2018 thirty-nine-week periods were based on estimated annual effective income tax rates of 24.2% and 24.5%, respectively, adjusted for discrete events, such as benefits resulting from stock-based awards. The effective income tax rate for the 2019 thirty-nine-week period was 22.8%, which was higher than the statutory federal income tax rate of 21% primarily attributable to state taxes and the meals and entertainment exclusion, partially offset by excess tax benefits realized on stock based awards. The effective income tax rate for the 2018 thirty-nine-week period was 23.1%, which was higher than the statutory federal income tax rate of 21% primarily attributable to state taxes, the elimination of the performance-based compensation exception under Section 162(m) by the Tax Cuts and Jobs Act (the “Tax Reform Act”) and the meals and entertainment exclusion, partially offset by excess tax benefits realized on stock based awards and favorable adjustments recognized during the 2018 period relating to federal domestic production activities deductions and research and development credits
.

The provisions for income taxes for the 2019 and 2018 thirty-nine-week periods were favorably impacted by $
2,968,000
and $
2,046,000
, respectively, of excess tax benefits from stock-based award
s
.
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
The following table provides a reconciliation of the average number of common shares outstanding used to calculate earnings per common share attributable to Landstar System, Inc. and subsidiary to the average number of common shares and common share equivalents outstanding used to calculate diluted earnings per share attributable to Landstar System, Inc. and subsidiary (in thousands):

	Thirty Nine Weeks Ended		Thirteen Weeks Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Average number of common shares outstanding	39,891	41,530	39,566	41,101
Incremental shares from assumed exercises of stock options	—	46	—	36

Average number of common shares and common share equivalents outstanding	39,891	41,576	39,566	41,137

For each of the thirty-nine-week periods ended September 28, 2019 and September 29, 2018, no
options outstanding to purchase shares of common stock were antidilutive. Outstanding RSUs were excluded from the calculation of diluted earnings per share attributable to Landstar System, Inc. and subsidiary for all periods because the performance metric requirements or market condition for vesting had not been satisfied.
(5)	Additional Cash Flow Information

During the 2019 thirty-nine-week period, Landstar paid income taxes and interest of $54,877,000 and $3,302,000, respectively. During the 2018 thirty-nine-week period, Landstar paid income taxes and interest of $56,083,000 and $2,737,000, respectively. Landstar acquired operating property by entering into finance leases in the amounts of $6,481,000 and $21,397,000 in the 2019 and 2018 thirty-nine-week periods, respectively. Capital expenditures are recorded as cash outflows from investing activities in the consolidated statement of cash flows in the period in which they are paid.

(6)	Segment Information
The following table summarizes information about the Company’s reportable business segments as of and for the thirty-nine-week and thirteen-week periods ended September 28, 2019 and September 29, 2018 (in thousands):

	Thirty Nine Weeks Ended
	September 28, 2019			September 29, 2018
	Transportation Logistics	Insurance	Total	Transportation Logistics	Insurance	Total
External revenue	$3,047,329	$42,369	$3,089,698	$3,394,298	$38,495	$3,432,793
Internal revenue		36,978	36,978		30,413	30,413
Investment income		3,736	3,736		2,754	2,754
Operating income	200,767	31,618	232,385	227,176	18,471	245,647
Expenditures on long-lived assets	15,199		15,199	7,325		7,325
Goodwill	38,232		38,232	38,560		38,560

	Thirteen Weeks Ended
	September 28, 2019			September 29, 2018
	Transportation Logistics	Insurance	Total	Transportation Logistics	Insurance	Total
External revenue	$997,552	$14,106	$1,011,658	$1,188,737	$13,344	$1,202,081
Internal revenue		9,611	9,611		7,496	7,496
Investment income		1,315	1,315		1,002	1,002
Operating income	64,848	5,790	70,638	80,878	6,190	87,068
Expenditures on long-lived assets	5,975		5,975	3,204		3,204

In the thirty-nine-week periods ended September 28, 2019 and September 29, 2018, no
single customer accounted for more than 10% of the Company’s consolidated revenue.
(7)	Other Comprehensive Income
The following table presents the components of and changes in accumulated other comprehensive income attributable to Landstar System, Inc. and subsidiary, net of related income taxes, as of and for the thirty-nine-week period ended September 28, 2019 (in thousands):

	Unrealized Holding (Losses) Gains on Available-for-Sale Securities	Foreign Currency Translation	Total
Balance as of December 29, 2018	$(930)	$(4,945)	$(5,875)
Other comprehensive income	2,112	42	2,154

Balance as of September 28, 2019	$1,182	$(4,903)	$(3,721)

Amounts reclassified from accumulated other comprehensive income to investment income due to the realization of previously unrealized gains and losses in the accompanying consolidated statements of income were not significant for the thirty-nine-week period ended September 28, 2019.
(8)	Investments

Investments include primarily investment-grade corporate bonds and U.S. Treasury obligations having maturities of up to five years
(the “bond portfolio”) and money market investments. Investments in the bond portfolio are reported as available-for-sale
and are carried at fair value.

Investments maturing less than one year from the balance sheet date are included in short-term investments and investments maturing more than one year from the balance sheet date are included in other assets in the consolidated balance sheets. Management performs an analysis of the nature of the unrealized losses on available-for-sale
investments to determine whether such losses are other-than-temporary. Unrealized losses, representing the excess of the purchase price of an investment over its fair value as of the end of a period, considered to be other-than-temporary, are to be included as a charge in the statement of income, while unrealized losses considered to be temporary are to be included as a component of equity. Investments whose values are based on quoted market prices in active markets are classified within Level 1. Investments that trade in markets that are not considered to be active, but are valued based on quoted market prices, are classified within Level 2. As Level 2 investments include positions that are not traded in active markets, valuations may be adjusted to reflect illiquidity and/or non-transferability,
which are generally based on available market information. Any transfers between levels are recognized as of the beginning of any reporting period. Fair value of the bond portfolio was determined using Level 1 inputs related to U.S. Treasury obligations and money market investments and Level 2 inputs related to investment-grade corporate bonds, asset-backed securities and direct obligations of government agencies. Unrealized gains, net of unrealized losses, on the investments in the bond portfolio were $1,505,000 at September 28, 2019, while unrealized losses, net of unrealized gains, on the investments in the bond portfolio were $1,184,000 at December 29, 2018, respectively.
The amortized cost and fair values of
available-for-sale
investments are as follows at September 28, 2019 and December 29, 2018 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 28, 2019
Money market investments	$14,923	$—	$—	$14,923
Asset-backed securities	590	2	—	592
Corporate bonds and direct obligations of government agencies	97,704	1,513	31	99,186
U.S. Treasury obligations	2,334	21	—	2,355

Total	$115,551	$1,536	$31	$117,056

December 29, 2018
Money market investments	$11,714	$—	$—	$11,714
Asset-backed securities	624	—	4	620
Corporate bonds and direct obligations of government agencies	101,021	33	1,213	99,841

Total	$113,359	$33	$1,217	$112,175

For those
available-for-sale
investments with unrealized losses at September 28, 2019 and December 29, 2018, the following table summarizes the duration of the unrealized loss (in thousands):

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
September 28, 2019
Corporate bonds and direct obligations of government agencies	$3,817	$15	$6,953	$16	$10,770	$31
December 29, 2018
Asset-backed securities	$—	$—	$620	$4	$620	$4
Corporate bonds and direct obligations of government agencies	45,960	354	42,803	859	88,763	1,213

Total	$45,960	$354	$43,423	$863	$89,383	$1,217

The Company expects to recover the amortized cost basis of these securities as it does not intend to sell, and does not anticipate being required to sell, these securities before recovery of the cost basis. For these reasons, the Company does not consider the unrealized losses on these securities to be other-than-temporary at September 28, 2019.
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
The components of lease cost for finance leases and operating leases for the thirty nine weeks ended September 28, 2019 were (in thousands):

Finance leases:
Amortization of right-of-use assets	$19,196
Interest on lease liability	2,767

Total finance lease cost	21,963
Operating leases:
Lease cost	3,556
Variable lease cost	—
Sublease income	(3,931)

Total operating lease (income)/cost	(375)

Total lease cost	$21,588

A summary of the lease classification on our consolidated balance sheet as of September 28, 2019 is as follows (in thousands):

Assets:
Operating lease right-of-use assets	Other assets	$2,783
Finance lease assets	Operating property, less accumulated depreciation and amortization	142,376

Total lease assets		$145,159

Liabilities:

The following table reconciles the undiscounted cash flows for the finance and operating leases to the finance and operating lease liabilities recorded on the balance sheet at September 28, 2019 (in thousands):

	Finance Leases	Operating Leases
2019 Remainder	$10,729	$276
2020	40,863	680
2021	26,453	615
2022	17,290	621
2023	10,262	550
Thereafter	925	299

Total future minimum lease payments	106,522	3,041
Less amount representing interest (2.1% to 4.4%)	5,757	258

Present value of minimum lease payments	$100,765	$2,783

Current maturities of long-term debt	39,375
Long-term debt, excluding current maturities	61,390
Other current liabilities		680
Deferred income taxes and other noncurrent liabilities		2,103

The weighted average remaining lease term and the weighted average discount rate for finance and operating leases as of September 28, 2019 were:

	Finance Leases	Operating Leases
Weighted average remaining lease term (years)	3.1	4.3
Weighted average discount rate	3.3%	4.0%

(10)	Commitments and Contingencies

Short-term investments include $31,596,000 in current maturities of investments held by the Company’s insurance segment at September 28, 2019. The non-current
portion of the bond portfolio of $85,460,000 is included in other assets. The short-term investments, together with $36,741,000 of non-current
investments, provide collateral for the $61,503,000 of letters of credit issued to guarantee payment of insurance claims. As of September 28, 2019, Landstar also had $34,368,000 of additional letters of credit outstanding under the Company’s Credit Agreement.
On January 25, 2019, a purported class action was filed in the Superior Court of the State of California for the County of San Bernardino against Landstar System, Inc. and Landstar Ranger, Inc. (together, the “Defendants”). The complaint purports to bring this action on behalf of Hany Tanious, as an individual, and “all owner operators who performed work for the Defendants, and who were classified as independent contractors, during the four years preceding the filing of this action through the present.” The complaint asserts claims based on the alleged misclassification of Mr. Tanious as an independent contractor and alleges violations under California law relating to overtime, minimum wage, meal and rest breaks, failure to reimburse certain expenses, wage statements, waiting time and unfair competition. Mr. Tanious was a truck owner-operator and formerly an independent contractor who was a party to an independent contractor operating agreement with Landstar Ranger, Inc. On June 11, 2019, the Defendants filed a Notice of Removal that resulted in the removal of the case from state court to federal court, where it was assigned to Judge Dale S. Fischer of the United State District Court for the Central District of California. On August 22, 2019, the Court issued an order (i) granting a motion filed by counsel for Mr. Tanious to withdraw from the case, (ii) striking all class allegations from the complaint and (iii) stating that this matter would proceed as an individual action. Mr. Tanious subsequently retained new counsel
.
Due to a number of factors including the preliminary status of this matter, the Company does not believe it is in a position to conclude whether or not there is a reasonable possibility of an adverse outcome in this case or what damages, if any, the plaintiff would be awarded should he prevail on all or any part of his claims. However, the Company believes it has meritorious defenses and it intends to assert these defenses vigorously.

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
The following table summarizes the effect of the increase in the cost of insurance claims resulting from unfavorable development of prior year self-insured claims estimates on operating income, net income attributable to Landstar System, Inc. and subsidiary and earnings per share attributable to Landstar System, Inc. and subsidiary set forth in the consolidated statements of income for the thirty-nine-week and thirteen-week periods ended September 28, 2019 and September 29, 2018 (in thousands, except per share amounts):

	Thirty Nine Weeks Ended		Thirteen Weeks Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Operating income	$9,497	$11,596	$6,597	$3,352
Net income attributable to Landstar System, Inc. and subsidiary	7,199	8,755	5,001	2,531
Earnings per share attributable to Landstar System, Inc. and subsidiary	$0.18	$0.21	$0.13	$0.06
Diluted earnings per share attributable to Landstar System, Inc. and subsidiary	$0.18	$0.21	$0.13	$0.06

The unfavorable development of prior years’ claims in the thirty-nine-week period ended September 28, 2019 was attributable to several claims as well as actuarially determined adjustments to prior year commercial trucking loss estimates. The unfavorable development of prior years’ claims in the thirty-nine-week period ended September 29, 2018 was primarily attributable to five claims.
(12)	Recent Accounting Pronouncements

Adoption of New Accounting Standards
In February 2016, the FASB issued Accounting Standards Update
2016-02
–
Leases
(“ASU
2016-02”),
amended by ASU
2018-11,
Leases
(Topic 842):
Targeted Improvements
. ASU
2016-02
requires a company to recognize a
right-of-use
asset and lease liability for the obligation to make lease payments measured as the present value of the lease payments for all leases with terms greater than twelve months. The ASU requires adoption using a modified retrospective transition approach with either (1) periods prior to the adoption date being recast or (2) a cumulative-effect adjustment recognized to the opening balance of retained earnings on the adoption date with prior periods not recast. The Company adopted this standard on December 30, 2018 using the cumulative-effect adjustment approach. No cumulative-effect adjustment was recognized as the amount was not material. The Company recognized $2,783,000 as of September 28, 2019 in right-of-use
assets and corresponding lease obligations as the result of the adoption of ASU
2016-02.
See Note 9 for additional information regarding the impact of adopting ASU
2016-02
to Landstar’s consolidated financial statements.
Accounting Standards Issued But Not Yet Adopted
In June 2016, the FASB issued Accounting Standards Update

2016-13–

Financial Instruments –

Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments

(“ASU

2016-13”),

which requires measurement and recognition of expected versus incurred credit losses for financial assets held. ASU

2016-13

is effective for annual periods beginning after December 15, 2019, and interim periods therein. ASU

2016-13

is not expected to have a material impact on the Company’s financial statements.

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

The transportation logistics segment provides a wide range of integrated transportation management solutions. Transportation services offered by the Company include truckload and less-than-truckload transportation, rail intermodal, air cargo, ocean cargo, expedited ground and air delivery of time-critical freight, heavy-haul/specialized, U.S.-Canada and U.S.-Mexico cross-border, intra-Mexico, intra-Canada, project cargo and customs brokerage. Examples of the industries serviced by the transportation logistics segment include automotive products, building products, metals, chemicals, foodstuffs, heavy machinery, retail, electronics and military equipment. In addition, the transportation logistics segment provides transportation services to other transportation companies, including third party logistics and less-than-truckload service providers. Each of the independent commission sales agents has the opportunity to market all of the services provided by the transportation logistics segment. Billings for freight transportation services are typically charged to customers on a per shipment basis for the physical transportation of freight and are referred to as transportation revenue. During the thirty nine weeks ended September 28, 2019, revenue generated by BCO Independent Contractors, Truck Brokerage Carriers and railroads represented approximately 45%, 47% and 3%, respectively, of the Company’s consolidated revenue. Collectively, revenue generated by air and ocean cargo carriers represented approximately 3% of the Company’s consolidated revenue in the thirty-nine-week period ended September 28, 2019.
Landstar Metro, S.A.P.I. de C.V. (“Landstar Metro”) provides freight and logistics services within the country of Mexico and in conjunction with Landstar’s U.S./Mexico cross-border services. Landstar Metro Servicios S.A.P.I. de C.V. (“Landstar Servicios”) provides various administrative, financial, operational, safety and compliance services to Landstar Metro. The results of operations from Landstar Metro and Landstar Servicios are presented as part of the Company’s transportation logistics segment. On January 29, 2019, Landstar acquired all of the remaining equity interests in Landstar Metro and Landstar Servicios held by their former minority equityholders. Accordingly, as of such date, Landstar Metro and Landstar Servicios each became wholly owned subsidiaries of the Company. Revenue from Landstar Metro represented less than 1% of the Company’s transportation logistics segment revenue in the thirty-nine-week period ended September 28, 2019.
The insurance segment is comprised of Signature Insurance Company, a wholly owned offshore insurance subsidiary (“Signature”), and Risk Management Claim Services, Inc. The insurance segment provides risk and claims management services to certain of Landstar’s operating subsidiaries. In addition, it reinsures certain risks of the Company’s BCO Independent Contractors and provides certain property and casualty insurance directly to certain of Landstar’s operating subsidiaries. Revenue at the insurance segment represents reinsurance premiums from third party insurance companies that provide insurance programs to BCO Independent Contractors where all or a portion of the risk is ultimately borne by Signature. Revenue at the insurance segment represented approximately 1% of the Company’s consolidated revenue for the thirty-nine-week period ended September 28, 2019.
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

	Thirty Nine Weeks Ended		Thirteen Weeks Ended
	September 28,	September 29,	September 28,	September 29,
	2019	2018	2019	2018
Revenue generated through (in thousands):
Truck transportation
Truckload:
Van equipment	$1,799,421	$2,086,523	$575,042	$717,047
Unsided/platform equipment	980,615	1,039,784	331,787	375,739
Less-than-truckload	73,475	76,448	25,367	25,500

Total truck transportation	2,853,511	3,202,755	932,196	1,118,286
Rail intermodal	87,555	96,026	28,970	34,439
Ocean and air cargo carriers	89,258	82,719	30,365	31,213
Other (1)	59,374	51,293	20,127	18,143

	$3,089,698	$3,432,793	$1,011,658	$1,202,081

Revenue on loads hauled via BCO Independent Contractors included in total truck transportation	$1,390,135	$1,519,344	$466,207	$520,391
Number of loads:
Truck transportation
Truckload:
Van equipment	1,014,572	1,045,322	327,671	353,456
Unsided/platform equipment	391,112	388,759	130,192	133,425
Less-than-truckload	115,616	106,639	41,067	35,969

Total truck transportation	1,521,300	1,540,720	498,930	522,850
Rail intermodal	35,370	40,260	11,490	13,420
Ocean and air cargo carriers	22,150	21,250	7,340	8,220

	1,578,820	1,602,230	517,760	544,490

Loads hauled via BCO Independent Contractors included in total truck transportation	722,870	717,470	239,210	236,580
Revenue per load:
Truck transportation
Truckload:
Van equipment	$1,774	$1,996	$1,755	$2,029
Unsided/platform equipment	2,507	2,675	2,548	2,816
Less-than-truckload	636	717	618	709
Total truck transportation	1,876	2,079	1,868	2,139
Rail intermodal	2,475	2,385	2,521	2,566
Ocean and air cargo carriers	4,030	3,893	4,137	3,797
Revenue per load on loads hauled via BCO Independent Contractors	$1,923	$2,118	$1,949	$2,200
Revenue by capacity type (as a % of total revenue):
Truck capacity providers:
BCO Independent Contractors	45%	44%	46%	43%
Truck Brokerage Carriers	47%	49%	46%	50%
Rail intermodal	3%	3%	3%	3%
Ocean and air cargo carriers	3%	2%	3%	3%
Other	2%	1%	2%	2%

(1)	Includes primarily reinsurance premium revenue generated by the insurance segment and intra-Mexico transportation services revenue generated by Landstar Metro.

Also critical to the Company’s success is its ability to secure capacity, particularly truck capacity, at rates that allow the Company to profitably transport customers’ freight. The following table summarizes the number of available truck capacity providers on the dates indicated:

	September 28, 2019	September 29, 2018
BCO Independent Contractors	9,738	9,751
Truck Brokerage Carriers:
Approved and active (1)	39,963	40,151
Other approved	16,984	16,803

	56,947	56,954

Total available truck capacity providers	66,685	66,705

Trucks provided by BCO Independent Contractors	10,441	10,443

(1)	Active refers to Truck Brokerage Carriers who moved at least one load in the 180 days immediately preceding the fiscal quarter end.

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
In general, gross profit margin on revenue generated by BCO Independent Contractors represents a fixed percentage of revenue due to the nature of the contracts that pay a fixed percentage of revenue to both the BCO Independent Contractors and independent commission sales agents. For revenue generated by Truck Brokerage Carriers, gross profit margin is either fixed or variable as a percent of revenue, depending on the contract with each individual independent commission sales agent. Under certain contracts with independent commission sales agents, the Company retains a fixed percentage of revenue and the agent retains the amount remaining less the cost of purchased transportation (the “retention contracts”). Gross profit margin on revenue generated by railroads, air cargo carriers, ocean cargo carriers and Truck Brokerage Carriers, other than those under retention contracts, is variable in nature as the Company’s contracts with independent commission sales agents provide commissions to agents at a contractually agreed upon percentage of net revenue for these types of loads. Approximately 51% of the Company’s consolidated revenue in the thirty-nine-week period ended September 28, 2019 was generated under contracts that have a fixed gross profit margin while 49% was under contracts that have a variable gross profit margin.
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
During the thirty-nine-week period ended September 28, 2019, employee compensation and benefits accounted for approximately sixty-five percent of the Company’s selling, general and administrative costs.
Depreciation and amortization primarily relate to depreciation of trailing equipment and information technology hardware and software.

The following table sets forth the percentage relationship of purchased transportation and commissions to agents, both being direct costs, to revenue and indirect costs as a percentage of gross profit for the periods indicated:

	Thirty Nine Weeks Ended		Thirteen Weeks Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Revenue	100.0%	100.0%	100.0%	100.0%
Purchased transportation	76.6	77.5	76.6	77.5
Commissions to agents	8.3	8.0	8.4	8.3

Gross profit margin	15.1%	14.5%	15.1%	14.3%

Gross profit	100.0%	100.0%	100.0%	100.0%
Investment income	0.8	0.6	0.9	0.6
Indirect costs and expenses:
Other operating costs, net of gains/losses on asset sales/dispositions	6.1	4.9	6.8	5.2
Insurance and claims	11.9	11.6	15.7	11.0
Selling, general and administrative	25.9	28.3	25.0	27.3
Depreciation and amortization	7.1	6.5	7.0	6.3

Total costs and expenses	51.0	51.3	54.6	49.8

Operating margin	49.8%	49.3%	46.3%	50.8%

Management believes that a discussion of indirect costs as a percentage of gross profit is useful and meaningful to investors for the following principal reasons: (1) disclosure of these relative measures (i.e., each indirect operating cost line item as a percentage of gross profit) allows investors to better understand the underlying trends in the Company’s results of operations; (2) due to the generally fixed nature of these indirect costs (other than insurance and claims costs), these relative measures are meaningful to investors’ evaluations of the Company’s management of its indirect costs attributable to operations; (3) management considers this financial information in its decision-making, such as budgeting for infrastructure, trailing equipment and selling, general and administrative costs; and (4) this information facilitates comparisons by investors of the Company’s results to the results of other non-asset
or asset-light companies in the transportation and logistics services industry who report “net revenue” in Management Discussion and Analysis, which represents revenue less the cost of purchased transportation. The difference between the Company’s use of the term “gross profit” and use of the term “net revenue” by other companies in the transportation and logistics services industry is due to the direct cost of commissions to agents under the Landstar business model, whereas other companies in this industry generally have no commissions to agents.
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

THIRTY NINE WEEKS ENDED SEPTEMBER 28, 2019 COMPARED TO THIRTY NINE WEEKS ENDED SEPTEMBER 29, 2018
Revenue for the 2019 thirty-nine-week period was $3,089,698,000, a decrease of $343,095,000, or 10%, compared to the 2018 thirty-nine-week period. Transportation revenue decreased $346,969,000, or 10%. The decrease in transportation revenue was attributable to decreased revenue per load of approximately 9% and a decreased number of loads hauled of approximately 1% compared to the 2018 thirty-nine-week period. Reinsurance premiums were $42,369,000 and $38,495,000 for the 2019 and 2018 thirty-nine-week periods, respectively. The increase in revenue from reinsurance premiums was primarily attributable to the increase in the average number of trucks provided by BCO Independent Contractors in the 2019 thirty-nine-week period compared to the 2018 thirty-nine-week period.
Truck transportation revenue generated by BCO Independent Contractors and Truck Brokerage Carriers (together, the “third party truck capacity providers”) for the 2019 thirty-nine-week period was $2,853,511,000, representing 92% of total revenue, a decrease of $349,244,000, or 11%, compared to the 2018 thirty-nine-week period. Revenue per load on loads hauled by third party truck capacity providers decreased approximately 10% in the 2019 thirty-nine-week period compared to the 2018 thirty-nine-week period, and the number of loads hauled by third party truck capacity providers decreased approximately 1% compared to the 2018 thirty-nine-week period. The decrease in revenue per load on loads hauled via truck was primarily due to a softer freight demand environment experienced during the 2019 thirty-nine-week period, which resulted in more readily available truck capacity as compared to the 2018 thirty-nine-week period. Revenue per load on loads hauled via van equipment decreased 11%, revenue per load on loads hauled via unsided/platform equipment decreased 6% and revenue per load on less-than-truckload loadings decreased 11% as compared to the 2018 thirty-nine-week period. The decrease in the number of loads hauled via truck compared to the 2018 thirty-nine-week period was entirely attributable to a decrease in demand for the Company’s truckload services provided via van equipment. Fuel surcharges billed to customers on revenue generated by BCO Independent Contractors are excluded from revenue. Fuel surcharges on Truck Brokerage Carrier revenue identified separately in billings to customers and included as a component of Truck Brokerage Carrier revenue were $60,206,000 and $72,282,000 in the 2019 and 2018 thirty-nine-week periods, respectively. It should be noted that billings to many customers of the Company’s truck brokerage services include a single all-in
rate that does not separately identify fuel surcharges on loads hauled via Truck Brokerage Carriers. Accordingly, the overall impact of changes in fuel prices on revenue and revenue per load on loads hauled via truck is likely to be greater than that indicated.
Transportation revenue generated by rail intermodal, air cargo and ocean cargo carriers (collectively, the “multimode capacity providers”) for the 2019 thirty-nine-week period was $176,813,000, or 6% of total revenue, a decrease of $1,932,000, or 1%, compared to the 2018 thirty-nine-week period. Revenue per load on revenue generated by multimode capacity providers increased approximately 6% in the 2019 thirty-nine-week period compared to the 2018 thirty-nine-week period, while the number of loads hauled by multimode capacity providers decreased approximately 6% over the same period. The increase in revenue per load of 6% on loads hauled by multimode capacity providers was primarily attributable to increased revenue per load on ocean loads and an increase in ocean loads as a percentage of multimode loads, as ocean loads typically generate a higher revenue per load compared to loads hauled by rail or air cargo carriers. Also, revenue per load on revenue generated by multimode capacity providers is influenced by many factors, including revenue mix among the various modes of transportation used, length of haul, complexity of freight, density of freight lanes, fuel costs and availability of capacity. The decrease in the number of loads hauled by multimode capacity providers was primarily due to a 12% decrease in rail intermodal loadings, mostly attributable to decreased loadings at three specific agencies.
Purchased transportation was 76.6% and 77.5% of revenue in the 2019 and 2018 thirty-nine-week periods, respectively. The decrease in purchased transportation as a percentage of revenue was primarily due to a decreased rate of purchased transportation paid on Truck Brokerage Carrier revenue. Commissions to agents were 8.3% and 8.0% of revenue in the 2019 and 2018 thirty-nine-week periods, respectively. The increase in commissions to agents as a percentage of revenue was primarily attributable to an increased net revenue margin on revenue generated by Truck Brokerage Carriers.
Investment income was $3,736,000 and $2,754,000 in the 2019 and 2018 thirty-nine-week periods, respectively. The increase in investment income was primarily attributable to higher average rates of return on investments and a higher average investment balance held by the insurance segment in the 2019 thirty-nine-week period.
Other operating costs increased $4,355,000 in the 2019 thirty-nine-week period compared to the 2018 thirty-nine-week period and represented 6.1% of gross profit in the 2019 period compared to 4.9% of gross profit in the 2018 period. The increase in other operating costs compared to the prior year was primarily due to increased trailing equipment maintenance costs as a result of an increased number of Company-owned trailers and an increased provision for contractor bad debt. The increase in other operating costs as a percentage of gross profit was caused by the increase in other operating costs and the effect of decreased gross profit.
Insurance and claims decreased $2,470,000 in the 2019 thirty-nine-week period compared to the 2018 thirty-nine-week period and represented 11.9% of gross profit in the 2019 period compared to 11.6% of gross profit in the 2018 period. The decrease in insurance and claims expense compared to prior year was primarily due to decreased net unfavorable development of prior years’ claims in the 2019 period. Net unfavorable development of prior years’ claims was $9,497,000 and $11,596,000 in the 2019 and 2018 thirty-nine-week periods, respectively. The increase in insurance and claims as a percent of gross profit was caused by the effect of decreased gross profit, partially offset by the decrease in insurance and claims costs.

Selling, general and administrative costs decreased $20,231,000 in the 2019 thirty-nine-week period compared to the 2018 thirty-nine-week period and represented 25.9% of gross profit in the 2019 period compared to 28.3% of gross profit in the 2018 period. The decrease in selling, general and administrative costs compared to prior year was attributable to a decreased provision for incentive compensation and decreased stock-based compensation expense, partially offset by increased wages. Included in selling, general and administrative costs was incentive compensation expense of $1,588,000 and $14,643,000 for the 2019 and 2018 thirty-nine-week periods, respectively, and stock-based compensation expense of $4,470,000 and $13,003,000 for the 2019 and 2018 thirty-nine-week periods, respectively. The decrease in selling, general and administrative costs as a percent of gross profit was due to the decrease in selling, general and administrative costs, partially offset by the effect of decreased gross profit.
Depreciation and amortization increased $525,000 in the 2019 thirty-nine-week period compared to the 2018 thirty-nine-week period and represented 7.1% of gross profit in the 2019 period compared to 6.5% of gross profit in the 2018 period. The increase in depreciation and amortization expenses was primarily due to increased depreciation on information technology assets. The increase in depreciation and amortization as a percentage of gross profit was due to the effect of decreased gross profit and increased depreciation.
Interest and debt expense in the 2019 thirty-nine-week period decreased $177,000 compared to the 2018 thirty-nine-week period. The decrease in interest and debt expense was primarily attributable to increased interest income earned on cash balances held by the transportation logistics segment.
The provisions for income taxes for the 2019 and 2018 thirty-nine-week periods were based on estimated annual effective income tax rates of 24.2% and 24.5%, respectively, adjusted for discrete events, such as benefits resulting from stock-based awards. The effective income tax rate for the 2019 thirty-nine-week period was 22.8%, which was higher than the statutory federal income tax rate of 21% primarily attributable to state taxes and the meals and entertainment exclusion, partially offset by excess tax benefits realized on stock based awards. The effective income tax rate for the 2018 thirty-nine-week period was 23.1%, which was higher than the statutory federal income tax rate of 21% primarily attributable to state taxes, the Tax Cuts and Jobs Act’s (the “Tax Reform Act”) elimination of the performance-based compensation exception under Section 162(m) and the meals and entertainment exclusion. The effective income tax rate in the 2019 thirty-nine-week period of 22.8% was lower than the 24.2% estimated annual effective income tax rate primarily due to excess tax benefits recognized on stock-based compensation arrangements in the 2019 thirty-nine-week period. The effective income tax rate in the 2018 thirty-nine-week period of 23.1% was lower than the 24.5% estimated annual effective income tax rate primarily due to excess tax benefits recognized on stock-based compensation arrangements in the 2018 period and favorable adjustments recognized during the 2018 thirty-nine-week period relating to federal domestic production activities deductions and research and development credits.
The net loss attributable to noncontrolling interest of $17,000 and $112,000 in the 2019 and 2018 thirty-nine-week periods, respectively, represents the former noncontrolling investors’ share of the net loss incurred by Landstar Metro and Landstar Servicios.
Net income attributable to the Company was $177,672,000, or $4.45 per common share ($4.45 per diluted share), in the 2019 thirty-nine-week period. Net income attributable to the Company was $187,025,000, or $4.50 per common share ($4.50 per diluted share), in the 2018 thirty-nine-week period.
THIRTEEN WEEKS ENDED SEPTEMBER 28, 2019 COMPARED TO THIRTEEN WEEKS ENDED SEPTEMBER 29, 2018
Revenue for the 2019 thirteen-week period was $1,011,658,000, a decrease of $190,423,000, or 16%, compared to the 2018 thirteen-week period. Transportation revenue decreased $191,185,000, or 16%. The decrease in transportation revenue was attributable to decreased revenue per load of approximately 12%, and a decreased number of loads hauled of approximately 5%. Reinsurance premiums were $14,106,000 and $13,344,000 for the 2019 and 2018 thirteen-week periods, respectively. The increase in revenue from reinsurance premiums was primarily attributable to the increase in the average number of trucks provided by BCO Independent Contractors and an increase in the aggregate value of equipment insured by BCO Independent Contractors under a physical damage program reinsured by Signature in the 2019 thirteen-week period compared to the 2018 thirteen-week period.
Truck transportation revenue generated by third party truck capacity providers for the 2019 thirteen-week period was $932,196,000, representing 92% of total revenue, a decrease of $186,090,000, or 17%, compared to the 2018 thirteen-week period. Revenue per load on loads hauled by third party truck capacity providers decreased approximately 13% in the 2019 thirteen-week period compared to the 2018 thirteen-week period, and the number of loads hauled by third party truck capacity providers decreased approximately 5% compared to the

2018 thirteen-week period. The decrease in revenue per load on loads hauled via truck was primarily due to a softer freight demand environment experienced during the 2019 thirteen-week period, which resulted in more readily available truck capacity as compared to the 2018 thirteen-week period. Revenue per load on loads hauled via van equipment decreased 14%, revenue per load on loads hauled via unsided/platform equipment decreased 10% and revenue per load on less-than-truckload loadings decreased 13% as compared to the 2018 thirteen-week period. The decrease in the number of loads hauled via truck compared to the 2018 thirteen-week period was primarily attributable to a decrease in demand for the Company’s truckload services provided via van equipment. Fuel surcharges billed to customers on revenue generated by BCO Independent Contractors are excluded from revenue. Fuel surcharges on Truck Brokerage Carrier revenue identified separately in billings to customers and included as a component of Truck Brokerage Carrier revenue were $18,885,000 and $25,380,000 in the 2019 and 2018 thirteen-week periods, respectively.
Transportation revenue generated by multimode capacity providers for the 2019 thirteen-week period was $59,335,000, or 6% of total revenue, a decrease of $6,317,000, or 10%, compared to the 2018 thirteen-week period. The number of loads hauled by multimode capacity providers decreased approximately 13% in the 2019 thirteen-week period compared to the 2018 thirteen-week period, while revenue per load on revenue generated by multimode capacity providers increased approximately 4% over the same period. The decrease in the number of loads hauled by multimode capacity providers was primarily due to a 14% decrease in rail intermodal loadings, mostly attributable to decreased loadings at two specific agencies. The increase in revenue per load of 4% on loads hauled by multimode capacity providers was entirely attributable to increased revenue per load on ocean cargo carrier loads. Also, revenue per load on revenue generated by multimode capacity providers is influenced by many factors, including revenue mix among the various modes of transportation used, length of haul, complexity of freight, density of freight lanes, fuel costs and availability of capacity.
Purchased transportation was 76.6% and 77.5% of revenue in the 2019 and 2018 thirteen-week periods, respectively. The decrease in purchased transportation as a percentage of revenue was primarily due to a decreased rate of purchased transportation paid on Truck Brokerage Carrier revenue and an increased percentage of revenue contributed by BCO Independent Contractors, which typically has a lower rate of purchased transportation than revenue generated by Truck Brokerage Carriers. Commissions to agents were 8.4% and 8.3% of revenue in the 2019 and 2018 thirteen-week periods, respectively. The increase in commissions to agents as a percentage of revenue was primarily attributable to an increased net revenue margin on revenue generated by Truck Brokerage Carriers.
Investment income was $1,315,000 and $1,002,000 in the 2019 and 2018 thirteen-week periods, respectively. The increase in investment income was attributable to a higher average investment balance held by the insurance segment and higher average rates of return on investments in the 2019 thirteen-week period.
Other operating costs increased $1,465,000 in the 2019 thirteen-week period compared to the 2018 thirteen-week period and represented 6.8% of gross profit in the 2019 period compared to 5.2% of gross profit in the 2018 period. The increase in other operating costs compared to the prior year was primarily due to an increased provision for contractor bad debt and increased trailing equipment maintenance costs as a result of an increased number of Company-owned trailers. The increase in other operating costs as a percentage of gross profit was caused by the increase in other operating costs and the effect of decreased gross profit.
Insurance and claims increased $5,150,000 in the 2019 thirteen-week period compared to the 2018 thirteen-week period and represented 15.7% of gross profit in the 2019 period compared to 11.0% of gross profit in the 2018 period. The increase in insurance and claims expense compared to prior year was primarily due to increased net unfavorable development of prior years’ claims in the 2019 period and increased severity of current year claims in the 2019 period. Net unfavorable development of prior years’ claims was $6,597,000 and $3,352,000 in the 2019 and 2018 thirteen-week periods, respectively. The increase in severity of current year claims in the 2019 period compared to the 2018 period primarily resulted from the impact of one tragic vehicular accident involving a BCO Independent Contractor with a subsidiary of the Company that occurred during the 2019 period. The increase in insurance and claims as a percent of gross profit was caused by the increase in insurance and claims costs and the effect of decreased gross profit.
Selling, general and administrative costs decreased $8,547,000 in the 2019 thirteen-week period compared to the 2018 thirteen-week period and represented 25.0% of gross profit in the 2019 period compared to 27.3% of gross profit in the 2018 period. The decrease in selling, general and administrative costs compared to prior year was attributable to a decreased provision for incentive compensation and decreased stock-based compensation expense, partially offset by an increased provision for customer bad debt. Included in selling, general and administrative costs for the 2019 thirteen-week period was a reduction to the Company’s current year accrual for incentive compensation of $323,000. Included in selling, general and administrative costs for the 2018 thirteen-week period was incentive compensation expense of $5,161,000. Stock-based compensation expense of $1,102,000 and $4,901,000 was included in selling, general and administrative costs for the 2019 and 2018 thirteen-week periods, respectively. The decrease in selling, general and administrative costs as a percent of gross profit was due primarily to the decrease in selling, general and administrative costs, partially offset by the effect of decreased gross profit.

Depreciation and amortization decreased $59,000 in the 2019 thirteen-week period compared to the 2018 thirteen-week period and represented 7.0% of gross profit in the 2019 period compared to 6.3% of gross profit in the 2018 period. The increase in depreciation and amortization as a percentage of gross profit was primarily due to the effect of decreased gross profit.
Interest and debt expense in the 2019 thirteen-week period decreased $52,000 compared to the 2018 thirteen-week period. The decrease in interest and debt expense was primarily attributable to increased interest income earned on cash balances held by the transportation logistics segment.
The provisions for income taxes for the 2019 and 2018 thirteen-week periods were based on estimated annual effective income tax rates of 24.2% and 24.5%, respectively, adjusted for discrete events, such as benefits resulting from stock-based awards. The effective income tax rate for the 2019 thirteen-week period was 23.8%, which was higher than the statutory federal income tax rate of 21% primarily attributable to state taxes and the meals and entertainment exclusion, partially offset by excess tax benefits realized on stock based awards. The effective income tax rate for the 2018 thirteen-week period was 22.4%, which was higher than the statutory federal income tax rate of 21% primarily attributable to state taxes, the Tax Reform Act’s elimination of the performance-based compensation exception under Section 162(m) and the meals and entertainment exclusion. The effective income tax rate in the 2019 thirteen-week period of 23.8% was lower than the 24.2% estimated annual effective income tax rate primarily due to excess tax benefits recognized on stock-based compensation arrangements in the 2019 thirteen-week period. The effective income tax rate in the 2018 thirteen-week period of 22.4% was lower than the 24.5% estimated annual effective income tax rate primarily due to favorable adjustments recognized during the 2018 period relating to federal domestic production activities deductions and research and development credits and excess tax benefits recognized on stock-based compensation arrangements in the 2018 thirteen-week period.
The net loss attributable to noncontrolling interest of $37,000 in the 2018 thirteen-week period represents the former noncontrolling investors’ share of the net loss incurred by Landstar Metro and Landstar Servicios.
Net income attributable to the Company was $53,255,000, or $1.35 per common share ($1.35 per diluted share), in the 2019 thirteen-week period. Net income attributable to the Company was $66,985,000, or $1.63 per common share ($1.63 per diluted share), in the 2018 thirteen-week period.
CAPITAL RESOURCES AND LIQUIDITY
Working capital and the ratio of current assets to current liabilities were $486,994,000 and 2.0 to 1, respectively, at September 28, 2019, compared with $435,611,000 and 1.8 to 1, respectively, at December 29, 2018. Landstar has historically operated with current ratios within the range of 1.5 to 1 to 2.0 to 1. Cash provided by operating activities was $260,714,000 in the 2019 thirty-nine-week period compared with $204,205,000 in the 2018 thirty-nine-week period. The increase in cash flow provided by operating activities was primarily attributable to the timing of collections of trade receivables.
The Company declared and paid $0.515 per share, or $20,589,000 in the aggregate, in cash dividends during the thirty-nine-week period ended September 28, 2019. The Company declared and paid $0.465 per share, or $19,276,000 in the aggregate, in cash dividends during the thirty-nine-week period ended September 29, 2018 and, during such period, also paid $62,985,000 of dividends payable which were declared during fiscal year 2017 and included in current liabilities in the consolidated balance sheet at December 30, 2017. During the thirty-nine-week period ended September 28, 2019, the Company purchased 849,068 shares of its common stock at a total cost of $88,578,000. During the thirty-nine-week period ended September 29, 2018, the Company purchased 1,000,000 shares of its common stock at a total cost of $105,488,000. As of September 28, 2019, the Company may purchase in the aggregate up to 1,150,932 shares of its common stock under its authorized stock purchase programs. Long-term debt, including current maturities, was $100,765,000 at September 28, 2019, $27,660,000 lower than at December 29, 2018.
Equity was $755,975,000, or 88% of total capitalization (defined as long-term debt including current maturities plus equity), at September 28, 2019, compared to $689,133,000, or 84% of total capitalization, at December 29, 2018. The increase in equity was primarily a result of net income, partially offset by purchases of shares of the Company’s common stock and dividends declared by the Company in the 2019 thirty-nine-week period.

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
At September 28, 2019, the Company had no borrowings outstanding and $34,368,000 of letters of credit outstanding under the Credit Agreement. At September 28, 2019, there was $215,632,000 available for future borrowings under the Credit Agreement. In addition, the Company has $61,503,000 in letters of credit outstanding as collateral for insurance claims that are secured by investments totaling $68,337,000 at September 28, 2019. Investments, all of which are carried at fair value, include primarily investment-grade bonds and U.S. Treasury obligations having maturities of up to five years. Fair value of investments is based primarily on quoted market prices. See “Notes to Consolidated Financial Statements” included herein for further discussion on measurement of fair value of investments.
Historically, the Company has generated sufficient operating cash flow to meet its debt service requirements, fund continued growth, both organic and through acquisitions, complete or execute share purchases of its common stock under authorized share purchase programs, pay dividends and meet working capital needs. As an asset-light provider of integrated transportation management solutions, the Company’s annual capital requirements for operating property are generally for trailing equipment and information technology hardware and software. In addition, a significant portion of the trailing equipment used by the Company is provided by third party capacity providers, thereby reducing the Company’s capital requirements. During the 2019 thirty-nine-week period, the Company purchased $15,199,000 of operating property. Landstar anticipates acquiring either by purchase or lease financing during the remainder of fiscal year 2019 approximately $45,000,000 in operating property, consisting primarily of new trailing equipment to replace older trailing equipment and information technology equipment.
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
LEGAL MATTERS
On January 25, 2019, a purported class action was filed in the Superior Court of the State of California for the County of San Bernardino against Landstar System, Inc. and Landstar Ranger, Inc. (together, the “Defendants”). The complaint purports to bring this action on behalf of Hany Tanious, as an individual, and “all owner operators who performed work for the Defendants, and who were classified as independent contractors, during the four years preceding the filing of this action through the present.” The complaint asserts claims based on the alleged misclassification of Mr. Tanious as an independent contractor and alleges violations under California law relating to overtime, minimum wage, meal and rest breaks, failure to reimburse certain expenses, wage statements, waiting time and unfair competition. Mr. Tanious was a truck owner-operator and formerly an independent contractor who was a party to an independent contractor operating agreement with Landstar Ranger, Inc. On June 11, 2019, the Defendants filed a Notice of Removal that resulted in the removal of the case from state court to federal court, where it was assigned to Judge Dale S. Fischer of the United State District Court for

the Central District of California. On August 22, 2019, the Court issued an order (i) granting a motion filed by counsel for Mr. Tanious to withdraw from the case, (ii) striking all class allegations from the complaint and (iii) stating that this matter would proceed as an individual action. Mr. Tanious subsequently retained new counsel. Due to a number of factors including the preliminary status of this matter, the Company does not believe it is in a position to conclude whether or not there is a reasonable possibility of an adverse outcome in this case or what damages, if any, the plaintiff would be awarded should he prevail on all or any part of his claims. However, the Company believes it has meritorious defenses and it intends to assert these defenses vigorously.
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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Landstar provides for the estimated costs of self-insured claims primarily on an actuarial basis. The amount recorded for the estimated liability for claims incurred is based upon the facts and circumstances known on the applicable balance sheet date. The ultimate resolution of these claims may be for an amount greater or less than the amount estimated by management. The Company continually revises its existing claim estimates as new or revised information becomes available on the status of each claim. Historically, the Company has experienced both favorable and unfavorable development of prior years’ claims estimates. During the 2019 and 2018 thirty-nine-week periods, insurance and claims costs included $9,497,000 and $11,596,000 of net unfavorable adjustments to prior years’ claims estimates, respectively. It is reasonably likely that the ultimate outcome of settling all outstanding claims will be more or less than the estimated claims reserve at September 28, 2019.
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
Depending upon the specific type of borrowing, borrowings under the Credit Agreement bear interest based on either (a) the prime rate, (b) the Federal Reserve Bank of New York rate plus 0.5% or (c) the London Interbank Offered Rate, plus 1.25%. As of September 28, 2019 and during the entire 2019 third quarter, the Company had no borrowings outstanding under the Credit Agreement.

Long-term investments, all of which are
available-for-sale
and are carried at fair value, include primarily investment-grade bonds and U.S. Treasury obligations having maturities of up to five years. Assuming that the long-term portion of investments remains at $85,460,000, the balance at September 28, 2019, a hypothetical increase or decrease in interest rates of 100 basis points would not have a material impact on future earnings on an annualized basis. Short-term investments consist of short-term investment-grade instruments and the current maturities of investment-grade corporate bonds and U.S. Treasury obligations. Accordingly, any future interest rate risk on these short-term investments would not be material to the Company’s operating results.
Assets and liabilities of the Company’s Canadian and Mexican operations are translated from their functional currency to U.S. dollars using exchange rates in effect at the balance sheet date and revenue and expense accounts are translated at average monthly exchange rates during the period. Adjustments resulting from the translation process are included in accumulated other comprehensive income. Transactional gains and losses arising from receivable and payable balances, including intercompany balances, in the normal course of business that are denominated in a currency other than the functional currency of the operation are recorded in the statements of income when they occur. The assets held at the Company’s Canadian and Mexican subsidiaries at September 28, 2019 were, as translated to U.S. dollars, less than 5% of total consolidated assets. Accordingly, any translation gain or loss related to the Canadian and Mexican operations would not be material.
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
promulgated under the Securities Exchange Act of 1934, as amended). Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of September 28, 2019 to provide reasonable assurance that information required to be disclosed by the Company in reports that it filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.
There were no significant changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended September 28, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
PART II
OTHER INFORMATION
Item 1. Legal Proceedings
On January 25, 2019, a purported class action was filed in the Superior Court of the State of California for the County of San Bernardino against Landstar System, Inc. and Landstar Ranger, Inc. (together, the “Defendants”). The complaint purports to bring this action on behalf of Hany Tanious, as an individual, and “all owner operators who performed work for the Defendants, and who were classified as independent contractors, during the four years preceding the filing of this action through the present.” The complaint asserts claims based on the alleged misclassification of Mr. Tanious as an independent contractor and alleges violations under California law relating to overtime, minimum wage, meal and rest breaks, failure to reimburse certain expenses, wage statements, waiting time and unfair competition. Mr. Tanious was a truck owner-operator and formerly an independent contractor who was a party to an independent contractor operating agreement with Landstar Ranger, Inc. On June 11, 2019, the Defendants filed a Notice of Removal that resulted in the removal of the case from state court to federal court, where it was assigned to Judge Dale S. Fischer of the United State District Court for the Central District of California. On August 22, 2019, the Court issued an order (i) granting a motion filed by counsel for Mr. Tanious to withdraw from the case, (ii) striking all class allegations from the complaint and (iii) stating that this matter would proceed as an individual action. Mr. Tanious subsequently retained new counsel. Due to a number of factors including the preliminary status of this matter, the Company does not believe it is in a position to conclude whether or not there is a reasonable possibility of an adverse outcome in this case or what damages, if any, the plaintiff would be awarded should he prevail on all or any part of his claims. However, the Company believes it has meritorious defenses and it intends to assert these defenses vigorously.

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
Status of independent contractors.
In recent years, the topic of the classification of individuals as employees or independent contractors has gained increased attention among federal and state regulators as well as the plaintiffs’ bar. Various legislative or regulatory proposals have been introduced at the federal and state levels that may affect the classification status of individuals as independent contractors or employees for either employment tax purposes (e.g., withholding, social security, Medicare and unemployment taxes) or other benefits available to employees (most notably, workers’ compensation benefits). Recently, certain states (most prominently, California) have seen significant increased activity by tax and other regulators and numerous class action lawsuits filed against transportation companies that engage independent contractors. For example, on January 25, 2019, a purported class action was filed in the Superior Court of the State of California for the County of San Bernardino by Hany Tanious, as an individual and on behalf of all others similarly situated, against Landstar System, Inc. and Landstar Ranger, Inc. (together, the “Defendants”). Mr. Tanious is a truck owner-operator and formerly an independent contractor who was a party to an independent contractor operating agreement with Landstar Ranger, Inc. The complaint asserts claims based on the alleged misclassification of Mr. Tanious as an independent contractor and alleges violations under California law relating to overtime, minimum wage, meal and rest breaks, failure to reimburse certain expenses, wage statements, waiting time and unfair competition. See Part II, Item 1, “Legal Proceedings”, for further information.
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

The Company classifies its BCO Independent Contractors and independent commission sales agents as independent contractors for all purposes, including employment tax and employee benefits. There can be no assurance that legislative, judicial, administrative or regulatory (including tax) authorities will not introduce proposals or assert interpretations of existing rules and regulations that would change the employee/independent contractor classification of BCO Independent Contractors or independent commission sales agents doing business with the Company. On September 18, 2019, California enacted Assembly Bill (AB) 5 into law, codifying the strict “ABC” test for purposes of determining a worker’s status as an independent contractor or employee under California law. While new in California, versions of the ABC test have existed in a number of other states over the years and have been challenged in various courts as violating the federal government’s exclusive right to regulate trucking in certain areas of law and interstate commerce. The Company is monitoring and analyzing the impact of the new law, which becomes effective as of January 1, 2020, including what steps may be necessary or advisable to adapt to a changing legal and regulatory environment in California. The Company has BCO Independent Contractors, Truck Brokerage Carriers and independent commission sales agents who reside in and/or principally operate their business in California that could be impacted by AB 5, which could eventually affect our relationship with them. Additionally, the new law may have a significant impact on our Truck Brokerage Carriers based in California who utilize owner-operators to provide various types of transportation services such as drayage, regional or local delivery. Since the Company is neither incorporated nor headquartered in California and the vast majority of BCO Independent Contractors, Truck Brokerage Carriers and independent commission sales agents currently doing business with the Company reside and principally operate outside of California, we do not expect AB 5 to have a material impact on Landstar’s overall network of BCO Independent Contractors, Truck Brokerage Carriers and independent commission sales agents. Nevertheless, there remains significant uncertainty regarding many aspects of the new law, including how the law will be interpreted and enforced by state and local governments as well as by courts.
Potential changes, if any, that could impact the legal classification of the independent contractor relationship between the Company and BCO Independent Contractors or independent commission sales agents could have a material adverse effect on Landstar’s operating model. Further, the costs associated with any such potential changes could have a material adverse effect on the Company’s results of operations and financial condition if Landstar were unable to pass through to its customers an increase in price corresponding to such increased costs. Moreover, class action litigation in this area against other transportation companies has resulted in significant damage awards and/or monetary settlements for workers who have been allegedly misclassified as independent contractors and the legal and other related expenses associated with litigating these cases can be substantial.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Company
The following table provides information regarding the Company’s purchase of its common stock during the period from June 30, 2019 to September 28, 2019, the Company’s third fiscal quarter:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares That May Yet Be Purchased Under the Programs
June 29, 2019				1,325,590
June 30, 2019 – July 27, 2019	—	$—	—	1,325,590
July 28, 2019 – August 24, 2019	99,905	108.81	99,905	1,225,685
August 25, 2019 – September 28, 2019	74,753	106.73	74,753	1,150,932

Total	174,658	$107.92	174,658

On December 11, 2017, the Landstar System, Inc. Board of Directors authorized the Company to purchase up to 1,963,875 shares of the Company’s common stock from time to time in the open market and in privately negotiated transactions. On January 23, 2019, the Landstar System, Inc. Board of Directors authorized the Company to purchase up to 1,000,000 additional shares of the Company’s Common Stock from time to time in the open market and in privately negotiated transactions. As of September 28, 2019, the Company had authorization to purchase in the aggregate up to 1,150,932 shares of its common stock under these programs. No specific expiration date has been assigned to either the December 11, 2017 or January 23, 2019 authorizations.
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

EXHIBIT INDEX
Registrant’s Commission File No.:
0-21238

Exhibit No.	Description

(31)	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.1 *	Chief Executive Officer certification, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Chief Financial Officer certification, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.1 **	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 **	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith

**	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LANDSTAR SYSTEM, INC.

Date: November 1, 2019	/s/ James B. Gattoni
James B. Gattoni
President and Chief Executive Officer

Date: November 1, 2019	/s/ L. Kevin Stout
L. Kevin Stout
Vice President and Chief Financial Officer