Form 10-K
period 2019-12-28
LANDSTAR SYSTEM INC
filed 2020-02-21
CIK 853816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form
10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 28, 2019
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
(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes
☒
    No
☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule
12b-2
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
of the Act).    Yes
☐
    No
☒
The aggregate market value of the voting stock held by
non-affiliates
of the registrant was $4,238,371,000 (based on the per share closing price on June 29, 2019, the last business day of the Company’s second fiscal quarter, as reported on the NASDAQ Global Select Market). In making this calculation, the registrant has assumed, without admitting for any purpose, that all directors and executive officers of the registrant, and no other persons, are affiliates.
The number of shares of the registrant’s common stock, par value $0.01 per share (the “Common Stock”), outstanding as of the close of business on January 24, 2020 was 39,483,360.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the following document are incorporated by reference in this Form
10-K
as indicated herein:

Document	Part of 10-K Into Which Incorporated
Proxy Statement relating to Landstar System, Inc.’s Annual Meeting of Stockholders scheduled to be held on May 19, 2020	Part III

LANDSTAR SYSTEM, INC.
2019 ANNUAL REPORT ON FORM
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
Description of Business
Landstar is a worldwide asset-light provider of integrated transportation management solutions. The Company offers services to its customers across multiple transportation modes, with the ability to arrange for individual shipments of freight to enterprise-wide solutions to manage all of a customer’s transportation needs. Landstar provides services principally throughout the United States and to a lesser extent in Canada and Mexico, and between the United States and Canada, Mexico and other countries around the world. The Company’s services emphasize safety, information coordination and customer service and are delivered through a network of over 1,200 independent commission sales agents and approximately 66,000 third party capacity providers, primarily truck capacity providers, linked together by a series of mobile and digital applications which are provided and coordinated by the Company.
Landstar markets its integrated transportation management solutions primarily through independent commission sales agents and exclusively utilizes third party capacity providers to transport customers’ freight. Landstar’s independent commission sales agents enter into contractual arrangements with the Company and are responsible for locating freight, making that freight available to Landstar’s capacity providers and coordinating the transportation of the freight with customers and capacity providers. The Company’s third party capacity providers consist of independent contractors who provide truck capacity to the Company under exclusive lease arrangements (the “BCO Independent Contractors”), unrelated trucking companies who provide truck capacity to the Company under non-exclusive
contractual arrangements (the “Truck Brokerage Carriers”), air cargo carriers, ocean cargo carriers and railroads. Through this network of agents and capacity providers linked together by Landstar’s information technology systems, Landstar operates an integrated transportation management solutions business primarily throughout North America with revenue of $4.1 billion during the most recently completed fiscal year. The nature of the Company’s business is such that a significant portion of its operating costs varies directly with revenue. The Company reports the results of two operating segments: the transportation logistics segment and the insurance segment.

Transportation Logistics Segment
The transportation logistics segment provides a wide range of integrated transportation management solutions. Transportation services offered by the Company include truckload and less-than-truckload transportation, rail intermodal, air cargo, ocean cargo, expedited ground and air delivery of time-critical freight, heavy-haul/specialized, U.S.-Canada and U.S.-Mexico cross-border, intra-Mexico, intra-Canada, project cargo and customs brokerage. Examples of the industries serviced by the transportation logistics segment include automotive parts and assemblies, building products, metals, chemicals, foodstuffs, heavy machinery, retail, electronics and military equipment. In addition, the transportation logistics segment provides transportation services to other transportation companies, including third party logistics and less-than-truckload service providers. Each of the independent commission sales agents has the opportunity to market all of the services provided by the transportation logistics segment. Billings for freight transportation services are typically charged to customers on a per shipment basis for the physical transportation of freight and are referred to as transportation revenue. See “Notes to Consolidated Financial Statements” for the amount of revenue from external customers, measure of profit and total assets attributable to the transportation logistics segment for the last three fiscal years.
Truck Services
. The transportation logistics segment’s truck transportation services include a full array of truckload transportation for a wide range of commodities and, to a lesser degree, less-than-truckload transportation services. A significant portion of the Company’s truckload services is delivered in the spot market over irregular or non-repetitive
routes, while approximately 31% of the Company’s fiscal year 2019 truck transportation revenue was provided utilizing Landstar provided trailing equipment, which frequently is used on more routine, regular routes. The Company utilizes a broad assortment of equipment, including dry and specialty vans of various sizes, unsided/platform trailers (including flatbeds, drop decks and specialty trailers), temperature-controlled vans and containers. Available truck transportation services also include short-to-long
haul movement of containers by truck and expedited ground and dedicated power-only truck capacity. During fiscal year 2019, revenue generated by BCO Independent Contractors and Truck Brokerage Carriers was 45% and 47%, respectively, of consolidated revenue. Also, during fiscal year 2019, truck transportation revenue generated via van equipment and unsided/platform trailing equipment was 63% and 34%, respectively, of truck transportation revenue and less-than-truckload revenue was 3% of truck transportation revenue. The Company’s truck services contributed 92% of consolidated revenue in fiscal year 2019 and 93% of consolidated revenue in both fiscal years 2018 and 2017.
Landstar Metro provides freight and logistics services within the country of Mexico and in conjunction with Landstar’s U.S./Mexico cross-border services. Landstar Servicios provides various administrative, financial, operational, safety and compliance services to Landstar Metro. The results of operations from Landstar Metro and Landstar Servicios are presented as part of the Company’s transportation logistics segment. Revenue from Landstar Metro represented less than 1% of the Company’s transportation logistics segment revenue in fiscal year 2019.
Rail Intermodal Services.
The transportation logistics segment has contracts with Class 1 domestic and Canadian railroads, certain short-line railroads and most major asset-based intermodal equipment providers, including agreements with stacktrain operators and container and trailing equipment companies. In addition, the transportation logistics segment has contracts with a vast network of local trucking companies that handle pick-up
and delivery of rail freight. These contracts provide the transportation logistics segment the ability to transport freight via rail throughout the United States, Canada and Mexico. The transportation logistics segment’s rail intermodal service capabilities include trailer on flat car, container on flat car, box car and railcar. The transportation logistics segment’s rail intermodal services contributed 3% of consolidated revenue in each of fiscal years 2019, 2018 and 2017.
Air and Ocean Services.
The transportation logistics segment provides domestic and international air services and ocean services to its customers. The Company executes international air freight transportation as an International Air Transport Association (“IATA”) certified Indirect Air Carrier (“IAC”) and international ocean freight transportation as an Ocean Transportation Intermediary (“OTI”) licensed by the Federal Maritime Commission (“FMC”) as a non-vessel
operating common carrier (“NVOCC”) and ocean freight forwarder. Through its network of independent commission sales agents, relationships within a global network of foreign freight forwarders and contracts with a number of airlines and ocean lines, the transportation logistics segment provides efficient and cost effective door-to-door
transportation to most points in the world for a vast array of cargo types such as over-sized
break bulk, consolidations, full container loads, less-than container loads and refrigerated freight. The transportation logistics segment’s air and ocean services contributed 3% of consolidated revenue in each of fiscal years 2019, 2018 and 2017.
Insurance Segment
The insurance segment is comprised of Signature Insurance Company (“Signature”), a wholly owned offshore insurance subsidiary, and Risk Management Claim Services, Inc. (“RMCS”). The insurance segment provides risk and claims management services to certain of Landstar’s Operating Subsidiaries. In addition, it reinsures certain risks of the Company’s BCO Independent

Contractors and provides certain property and casualty insurance directly to certain of Landstar’s Operating Subsidiaries. Revenue at the insurance segment represents reinsurance premiums from third party insurance companies that provide insurance programs to BCO Independent Contractors where all or a portion of the risk of loss is ultimately borne by Signature. Revenue at the insurance segment represented approximately 1% of the Company’s consolidated revenue in each of fiscal years 2019, 2018 and 2017. See “Notes to Consolidated Financial Statements” for the amount of revenue from external customers, measure of profit and total assets attributable to the insurance segment for the last three fiscal years.
Factors Significant to the Company’s Operations
Management believes the following factors are particularly significant to the Company’s operations:
Agent Network
The Company’s primary
day-to-day
contact with its customers is through its network of independent commission sales agents and, to a lesser extent, through employees of the Company. The typical Landstar independent commission sales agent maintains a relationship with a number of shippers and services these shippers utilizing the Company’s information technology systems and the various modes of transportation made available through the Company’s network of third party capacity providers. The Company provides assistance to the agents in developing additional relationships with shippers and enhancing agent and Company relationships with larger shippers through the Company’s field employees, located throughout the United States and Canada. The Operating Subsidiaries provide programs to support the agents’ operations and tools and data to assist agents in establishing pricing for freight hauled by the various modes of transportation available to the agents. It is important to note that the Operating Subsidiaries, and not the Company’s agents, contract directly with customers and generally assume the related credit risk and potential liability for freight losses or damages when the Company is providing transportation services as a motor carrier.
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
The Company had 555 and 608 agents who each generated at least $1 million in Landstar revenue (the “Million Dollar Agents”) during fiscal years 2019 and 2018, respectively. Landstar revenue from the Million Dollar Agents in the aggregate represented 93% and 94% of consolidated revenue in 2019 and 2018, respectively. Annually, the Company has experienced very few terminations of its Million Dollar Agents, whether such terminations are initiated by the agent or the Company. Annual terminations of Million Dollar Agents are typically less than 3% of the total number of Million Dollar Agents. Management believes that the majority of the Million Dollar Agents choose to represent the Company exclusively.
Third Party Capacity
The Company relies exclusively on independent third parties for its hauling capacity other than for trailing equipment owned or leased by the Company and utilized primarily by the BCO Independent Contractors. These third party transportation capacity providers consist of BCO Independent Contractors, Truck Brokerage Carriers, air and ocean cargo carriers and railroads. Landstar’s use of capacity provided by third parties allows it to maintain a lower level of capital investment, resulting in lower fixed costs. During fiscal year 2019, revenue generated by BCO Independent Contractors, Truck Brokerage Carriers and railroads represented approximately 45%, 47% and 3%, respectively, of the Company’s consolidated revenue. Collectively, revenue generated by air and ocean cargo carriers represented approximately 3% of the Company’s consolidated revenue during fiscal year 2019. Historically, the gross profit margin (defined as gross profit, which is defined as revenue less the cost of purchased transportation and commissions to agents, divided by revenue) generated from freight hauled by BCO Independent Contractors has been greater than that from freight hauled by other third party capacity providers. However, the Company’s insurance and claims costs, depreciation costs and other operating costs are incurred primarily in support of BCO Independent Contractor capacity. In addition, as further described in the “Corporate Services” section that follows, the Company incurs significantly higher selling, general and administrative costs in support of BCO Independent Contractor capacity as compared to the other modes of transportation. Purchased transportation costs are recognized over the freight transit period as the performance obligation to the customer is completed.
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
The Company’s BCO Independent Contractors are compensated primarily based on a contractually agreed-upon percentage of revenue generated by loads they haul. This percentage generally ranges from 62% to 74% where the BCO Independent Contractor provides only a tractor and 73% to 76% where the BCO Independent Contractor provides both a tractor and trailing equipment. The BCO Independent Contractor must pay substantially all of the expenses of operating his/her equipment, including driver wages and benefits, fuel, physical damage insurance, maintenance, highway use taxes and debt service, if applicable. The Company passes 100% of fuel surcharges billed to customers for freight hauled by BCO Independent Contractors to its BCO Independent Contractors. During fiscal year 2019, the Company billed customers $225.4 million in fuel surcharges and passed 100% of such fuel surcharges to the BCO Independent Contractors. These fuel surcharges are excluded from revenue and the cost of purchased transportation.
The Company maintains internet-based applications for mobile and desktop devices through which BCO Independent Contractors can view a comprehensive listing of the Company’s available freight, allowing them to consider rate, size, origin and destination when planning trips. The Landstar Contractors’ Advantage Purchasing Program (“LCAPP”) leverages Landstar’s purchasing power to provide discounts to eligible BCO Independent Contractors when they purchase equipment, fuel, tires and other items. In addition, Landstar Contractor Financing, Inc. provides a source of funds at competitive interest rates to the BCO Independent Contractors to purchase trailing equipment.
The number of trucks provided to the Company by BCO Independent Contractors was 10,243 at December 28, 2019, compared to 10,599 at December 29, 2018. At December 28, 2019, approximately 97% of the trucks provided by BCO Independent Contractors were provided by BCO Independent Contractors who provided five or fewer trucks to the Company. The number of trucks provided by BCO Independent Contractors fluctuates daily as a result of truck recruiting and truck terminations. More trucks were recruited in fiscal year 2019 than in fiscal year 2018 but trucks terminated were higher in fiscal year 2019 than in fiscal year 2018, resulting in an overall net decrease of 356 trucks during fiscal year 2019. Landstar’s BCO Independent Contractor truck turnover was approximately 36% in fiscal year 2019 compared to 24% in fiscal year 2018. Approximately 46% of 2019 turnover was attributable to BCO Independent Contractors who had been with the Company for less than one year. Management believes that factors that have historically favorably impacted turnover include the Company’s extensive agent network, the quality of available freight, the Company’s programs to reduce the operating costs of its BCO Independent Contractors and Landstar’s reputation for quality, service, reliability and financial strength.

Truck Brokerage Carriers.
At December 28, 2019, the Company maintained a database of over 56,000 approved Truck Brokerage Carriers who provide truck capacity to the Company. Truck Brokerage Carriers provide truck capacity to the Company under non-exclusive
contractual arrangements and each operates under its own
DOT-issued
motor carrier operating authority. Truck Brokerage Carriers are paid either a negotiated rate for each load hauled or, to a lesser extent, a contractually agreed-upon fixed rate per load. The Company recruits, approves, establishes contracts with and tracks safety ratings and service records of these third party trucking companies. In addition to providing additional capacity to the Company, the use of Truck Brokerage Carriers enables the Company to pursue different types and quality of freight such as temperature-controlled, short-haul traffic and less-than-truckload and, in certain instances, lower-priced freight that generally would not be handled by the Company’s BCO Independent Contractors.
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
Trailing Equipment
The Company offers its customers a large and diverse fleet of trailing equipment. The following table illustrates the mix of the trailing equipment as of December 28, 2019, either provided by the BCO Independent Contractors or owned or leased by the Company and made available primarily to BCO Independent Contractors. In general, Truck Brokerage Carriers utilize their own trailing equipment when providing transportation services on behalf of Landstar. Truck Brokerage Carrier trailing equipment is not included in the following table:

Trailers by Type
Van	13,841
Unsided/platform, including flatbeds, step decks, drop decks and low boys	3,092
Temperature-controlled	134

Total	17,067

Specialized services offered by the Company include those provided by a large fleet of flatbed trailers and multi-axle trailers capable of hauling extremely heavy or oversized loads. Management believes the Company, along with its network of capacity providers, offers one of the largest fleets of heavy/specialized trailing equipment in North America.
At December 28, 2019, 12,733 of the trailers available to the BCO Independent Contractors were owned by the Company and 290 were leased. In addition, at December 28, 2019, 4,044 trailers were provided by the BCO Independent Contractors. Approximately 31% of Landstar’s truck transportation revenue was generated on Landstar provided trailing equipment during fiscal year 2019.
Customers
The Company’s customer base is highly diversified and dispersed across many industries, commodities and geographic regions. The Company’s top 100 customers accounted for approximately 42% and 43%, respectively, of consolidated revenue during fiscal years 2019 and 2018. Management believes that the Company’s overall size, mobile and digital applications, geographic coverage, access to equipment and diverse service capability offer the Company significant competitive marketing and operating advantages. These advantages allow the Company to meet the needs of even the largest shippers. Larger shippers often consider reducing the number of authorized carriers they use in favor of a small number of “core carriers,” such as the Company, whose size and diverse service capabilities enable these core carriers to satisfy most of the shippers’ transportation needs. The

Company’s national account customers include the United States Department of Defense and many of the companies included in the Fortune 500. Large shippers are also using third party logistics providers (“3PLs”) to outsource the management and coordination of their transportation needs. 3PLs and other transportation companies also utilize the Company’s available transportation capacity to satisfy their obligations to their shippers. There were ten transportation service providers, including 3PLs, included in the Company’s top 25 customers for fiscal year 2019. Management believes the Company’s network of agents and third party capacity providers allows it to efficiently attract and service smaller shippers which may not be as desirable to other large transportation providers (see above under “Agent Network”). No customer accounted for more than 3% of the Company’s 2019 revenue.
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

Self-Insured Claims
Potential liability associated with accidents in the trucking industry is severe and occurrences are unpredictable. For periods prior to May 1, 2019, Landstar retains liability for commercial trucking claims up to $5,000,000 per occurrence and maintains various third party insurance arrangements for liabilities in excess of its $5,000,000 self-insured retention. Effective May 1, 2019, the Company entered into a new three year commercial auto liability insurance arrangement for losses incurred between $5,000,000 and $10,000,000 (the “Initial Excess Policy”) with a third party insurance company. For commercial trucking claims incurred on or after May 1, 2019 through April 30, 2022, the Initial Excess Policy provides for a limit for a single loss of $5,000,000, with an aggregate limit of $10,000,000 for each policy year, an aggregate limit of $15,000,000 for the thirty-six
month term ended April 30, 2022, and options to increase such aggregate limits for pre-established
amounts of additional premium. In the event paid aggregate losses under the Initial Excess Policy during any policy year (May 1 to April 30) exceed $10,000,000, the Company would retain liability of up to $10,000,000 per occurrence, inclusive of its $5,000,000 self-insured retention, for the remainder of such policy year. Moreover, in the event paid aggregate losses under the Initial Excess Policy during the three year period ending April 30, 2022 exceed a pre-determined
threshold amount, the Company would be required to pay additional premium up to a maximum amount of $3,500,000.
As previously disclosed, BCO Independent Contractors with a subsidiary of the Company have been involved in two tragic accidents during the policy year ending April 30, 2020, the first of which occurred in the 2019 third quarter and the second of which occurred in the 2020 first quarter. With respect to the second accident, the Company is still in the process of obtaining all the facts concerning this incident and, as such, it is too soon to estimate the Company’s ultimate financial exposure. The Company’s pre-tax
loss exposure at the time of the second accident included its $5,000,000 self-insured retention and up to $3,500,000 in additional premium relating to aggregate losses above its self-insured retention during the policy year ending April 30, 2020. If, as a result of these or additional accidents, aggregate losses under the Initial Excess Policy during the policy year ending April 30, 2020 exceed $10,000,000, Landstar would retain liability of up to $10,000,000 per occurrence, inclusive of its self-insured retention for commercial trucking claims during the remainder of such policy year. The Company continues to maintain third party insurance arrangements providing excess coverage on a per occurrence basis for commercial trucking liabilities in excess of $10,000,000.
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
Interstate motor carrier operations are subject to safety requirements prescribed by the FMCSA. Each truck operator, whether working as a BCO Independent Contractor or for a Truck Brokerage Carrier, is required to have a commercial driver’s license and may be subject to mandatory drug and alcohol testing. The FMCSA’s commercial driver’s license and drug and alcohol testing requirements have not adversely affected the Company’s ability to source the capacity necessary to meet its customers’ transportation needs. However, on January 6, 2020 the FMCSA implemented new requirements applicable to drug and alcohol testing by motor carriers. The new regulation expands motor carrier reporting requirements to include reporting of all operators who test positive and/or refuse to submit to a test as prescribed in the regulation. The new regulation also expands rules relating to the obligation of motor carriers to conduct queries to check if current or prospective operators are prohibited from operating a commercial motor vehicle due to a positive or unresolved drug or alcohol test. The expanded reporting of positive results, or of an operator’s refusal to meet FMCSA testing requirements, to a centralized clearinghouse prescribed by FMCSA has the potential to remove operators from service that may otherwise have been undetected or unreported.

In addition, FMCSA mandated the use of electronic logging devices (“ELDs”) in certain over-the-road
commercial motor vehicles effective December 18, 2017. The FMCSA’s ELD mandate has not adversely affected the size of the Company’s fleet of BCO Independent Contractors or its ability to source truck capacity provided by Truck Brokerage Carriers.
Additionally, certain of the Operating Subsidiaries are licensed as Ocean Transportation Intermediaries by the U.S. Federal Maritime Commission as
non-vessel-operating
common carriers and/or as ocean freight forwarders. The Company’s air transportation activities in the United States are subject to regulation by the U.S. Department of Transportation as an indirect air carrier. One of the Operating Subsidiaries is licensed by the U.S. Department of Homeland Security through the Bureau of U.S. Customs and Border Protection (“U.S. Customs”) as a customs broker. The Company is also subject to regulations and requirements relating to safety and security promulgated by, among others, the U.S. Department of Homeland Security through U.S. Customs and the Transportation Security Administration, the Canada Border Services Agency and various state and local agencies and port authorities. In addition, because the U.S. government is one of the Company’s customers, the Company must comply with and is affected by laws and regulations relating to doing business with the federal government.
The transportation industry is subject to other potential regulatory and legislative changes (such as the possibility of more stringent environmental, climate change and/or safety/security regulations, limits on vehicle weight and size and regulations relating to the health and wellness of commercial truck operators) that may affect the economics of the industry by requiring changes in operating practices, by changing the demand for motor carrier services or the cost of providing truckload or other transportation or logistics services, or by adversely impacting the number of available commercial truck operators.
Seasonality
Landstar’s operations are subject to seasonal trends common to the trucking industry. Truckload volumes for the quarter ending in March are typically lower than for the quarters ending in June, September and December.
Employees
As of December 28, 2019, the Company and its subsidiaries employed 1,333 individuals. Four Landstar Ranger drivers (out of a Company total of approximately 10,243 drivers for BCO Independent Contractors) are members of the International Brotherhood of Teamsters. The Company considers relations with its employees to be good.
Item 1A.	Risk Factors

Increased severity or frequency of accidents and other claims or a material unfavorable development of existing claims.
As noted above in Item 1, “Business — Factors Significant to the Company’s Operations — Self-Insured Claims,” potential liability associated with accidents in the trucking industry is severe and occurrences are unpredictable. For periods prior to May 1, 2019, Landstar retains liability for commercial trucking claims up to $5,000,000 per occurrence and maintains various third party insurance arrangements for liabilities in excess of its $5,000,000 self-insured retention. Effective May 1, 2019, the Company entered into a new three year commercial auto liability insurance arrangement for losses incurred between $5,000,000 and $10,000,000 (the “Initial Excess Policy”) with a third party insurance company. For commercial trucking claims incurred on or after May 1, 2019 through April 30, 2022, the Initial Excess Policy provides for a limit for a single loss of $5,000,000, with an aggregate limit of $10,000,000 for each policy year, an aggregate limit of $15,000,000 for the thirty-six
month term ended April 30, 2022, and options to increase such aggregate limits for pre-established
amounts of additional premium. In the event paid aggregate losses under the Initial Excess Policy during any policy year (May 1 to April 30) exceed $10,000,000, the Company would retain liability of up to $10,000,000 per occurrence, inclusive of its $5,000,000 self-insured retention, for the remainder of such policy year. Moreover, in the event paid aggregate losses under the Initial Excess Policy during the three year period ending April 30, 2022 exceed a pre-determined
threshold amount, the Company would be required to pay additional premium up to a maximum amount of $3,500,000.
As previously disclosed, BCO Independent Contractors with a subsidiary of the Company have been involved in two tragic accidents during the policy year ending April 30, 2020, the first of which occurred in the 2019 third quarter and the second of which occurred in the 2020 first quarter. With respect to the second accident, the Company is still in the process of obtaining all the facts concerning this incident and, as such, it is too soon to estimate the Company’s ultimate financial exposure. The

Company’s
pre-tax
loss exposure at the time of the second accident included its $5,000,000 self-insured retention and up to $3,500,000 in additional premium relating to aggregate losses above its self-insured retention during the policy year ending April 30, 2020. If, as a result of these or additional accidents, aggregate losses under the Initial Excess Policy during the policy year ending April 30, 2020 exceed $10,000,000, Landstar would retain liability of up to $10,000,000 per occurrence, inclusive of its self-insured retention for commercial trucking claims during the remainder of such policy year. The Company continues to maintain third party insurance arrangements providing excess coverage on a per occurrence basis for commercial trucking liabilities in excess of $10,000,000.
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
The Company is dependent on a limited number of third party insurance companies to provide insurance coverage in excess of its self-insured retention amounts. Historically, the Company has maintained insurance coverage for commercial trucking claims in excess of its self-insured retention, up to various maximum amounts, with a limited number of third party insurance companies. In an attempt to manage the cost of insurance and claims, the Company has historically increased or decreased the level of its financial exposure to commercial trucking claims by increasing or decreasing its level of self-insured retention based on the estimated cost differential between proposed premiums from third party insurance companies and historical and actuarially projected losses experienced by the Company at various levels of self-insured retention. Similarly, in its excess insurance layers, the Company may increase or decrease the level of its financial exposure to commercial trucking claims, including through the use of additional self-insurance as well as deductibles, aggregate loss limits and other arrangements with third party insurance companies, based on the estimated cost differential between proposed premiums from third party insurance companies and historical and actuarially projected losses experienced by the Company at various levels of excess insurance coverage. To the extent that the third party insurance companies propose increases to their premiums for coverage of commercial trucking claims, the Company may decide to pay such increased premiums or increase its financial exposure on an aggregate, per occurrence or other basis, including by increasing the amount of its self-insured retention. In fact, in 2016, two of the largest third party insurers providing excess coverage for commercial trucking claims in the United States announced that in light of increased severity trends related to the increase in losses attributable to unfavorable verdicts, they would no longer provide such coverage. This decision by these two third party insurers had a significant negative impact on the availability and pricing of excess coverage for commercial trucking claims in the United States. No assurances can be given that other third party insurers will not also decide to exit the market as a provider of excess coverage for commercial trucking claims in the United States, which could have a further negative effect on the availability and pricing of such coverage. Accordingly, no assurance can be given that insurance coverage from third party insurers for claims in excess of the Company’s current $5 million self-insured retention will continue to be available on commercially reasonable terms.
Dependence on independent commission sales agents.
As noted above in Item 1, “Business — Factors Significant to the Company’s Operations — Agent Network,” the Company markets its services primarily through independent commission sales agents. During fiscal year 2019, 555 agents generated revenue for Landstar of at least $1 million each, or in the aggregate approximately 93% of Landstar’s consolidated revenue. Landstar competes with motor carriers and other third parties for the services of these independent commission sales agents. Landstar has historically experienced very limited agent turnover in the number of its Million Dollar Agents. There can be no assurances, however, that Landstar will continue to experience very limited turnover of its Million Dollar Agents in the future. Landstar’s contracts with its agents, including its Million Dollar Agents, are typically terminable without cause upon 10 to 30 days’ notice by either party and generally contain significant but not unqualified non-compete
provisions limiting the ability of a former agent to compete with Landstar for a specified period of time post-termination, and other restrictive covenants. The loss of some of the Company’s Million Dollar Agents and/or a significant decrease in revenue generated by Million Dollar Agents could have a material adverse effect on Landstar, including its results of operations and revenue.
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
Substantial industry competition.
As noted above in Item 1, “Business — Factors Significant to the Company’s Operations — Competition,” Landstar competes primarily in the transportation and logistics services industry. This industry is extremely competitive and fragmented. Landstar competes primarily with truckload carriers, intermodal transportation service providers, railroads, less-than-truckload carriers, third party logistics companies, digital freight matching companies and other asset-light transportation and logistics service providers. Management believes that competition for the freight transported by the Company is based on service, efficiency and freight rates, which are influenced significantly by the economic environment, particularly the amount of available transportation capacity and freight demand. Historically, competition has created downward pressure on freight rates. In addition, many large shippers are using third party logistics providers (“3PLs”) other than the Company to outsource the management and coordination of their transportation needs rather than directly arranging for transportation services with carriers. As noted above, there were ten transportation service providers, including 3PLs, included in the Company’s top 25 customers for the fiscal year ended December 28, 2019. Usage by large shippers of 3PLs often provides carriers, such as the Company, with a less direct relationship with the shipper and, as a result, may increase pressure on freight rates while making it more difficult for the Company to compete primarily based on service and efficiency. A decrease in freight rates could have a material adverse effect on Landstar, including its revenue and operating income.
Status of independent contractors.
In recent years, the topic of the classification of individuals as employees or independent contractors has gained increased attention among federal and state regulators as well as the plaintiffs’ bar. Various legislative or regulatory proposals have been introduced at the federal and state levels that may affect the classification status of individuals as independent contractors or employees for either employment tax purposes (e.g., withholding, social security, Medicare and unemployment taxes) or other benefits available to employees (most notably, workers’ compensation benefits). Recently, certain states (most prominently, California) have seen significant increased activity by tax and other regulators and numerous class action lawsuits filed against transportation companies that engage independent contractors. For example, on January 25, 2019, a purported class action was filed in the Superior Court of the State of California for the County of San Bernardino by Hany Tanious, as an individual and on behalf of all others similarly situated, against Landstar System, Inc. and Landstar Ranger, Inc. See Part I, Item 3, “Legal Proceedings”, for further information.
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
The Company classifies its BCO Independent Contractors and independent commission sales agents as independent contractors for all purposes, including employment tax and employee benefits. There can be no assurance that legislative, judicial, administrative or regulatory (including tax) authorities will not introduce proposals or assert interpretations of existing rules and regulations that would change the employee/independent contractor classification of BCO Independent Contractors or independent commission sales agents doing business with the Company. On September 18, 2019, California enacted Assembly Bill (AB) 5 into law, codifying the strict “ABC” test for purposes of determining a worker’s status as an independent contractor or employee under California law. While new in California, versions of the ABC test have existed in a number of other states over the years and have been challenged in various courts as violating the federal government’s exclusive right to regulate trucking in certain areas of law and interstate commerce. The Company continues to monitor and analyze the impact of the new law, which became effective as of January 1, 2020, including what steps may be necessary or advisable to adapt to a changing legal and regulatory environment in California. The Company has BCO Independent Contractors, Truck Brokerage Carriers and independent commission sales agents who reside in and/or principally operate their business in California that could be impacted by AB 5 or similar laws, which could eventually affect our relationship with them. Additionally, the new law may have a significant impact on our Truck Brokerage Carriers based in California who utilize owner-operators to provide various types of transportation services such as drayage, regional or local delivery. Since the Company is neither incorporated nor headquartered in California and the vast majority of BCO Independent Contractors, Truck Brokerage Carriers and independent commission sales agents currently doing business with the Company reside and principally operate outside of California, we do not expect AB 5 to have a material impact on Landstar’s overall network of BCO Independent Contractors, Truck Brokerage Carriers and independent commission sales agents. Nevertheless, there remains significant uncertainty regarding many aspects of the new law, including how the law will be interpreted and enforced by state and local governments as well as by courts.
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
Regulatory and legislative changes.
As noted above in Item 1, “Business — Factors Significant to the Company’s Operations — Regulation,” certain of the Operating Subsidiaries are motor carriers and/or property brokers authorized to arrange for transportation services by motor carriers which are regulated by the Federal Motor Carrier Safety Administration (“FMCSA”), an agency of the U.S. Department of Transportation, and by various state agencies. Certain of the Operating Subsidiaries are licensed as Ocean Transportation Intermediaries by the U.S. Federal Maritime Commission as
non-vessel-
operating common carriers and/or as ocean freight forwarders. The Company’s air transportation activities in the United States are subject to regulation by the U.S. Department of Transportation as an indirect air carrier. One of the Company’s subsidiaries is licensed by the U.S. Department of Homeland Security through the Bureau of U.S. Customs and Border Protection (“U.S. Customs”) as a customs broker. The Company is also subject to regulations and requirements relating to safety and security promulgated by, among others, the U.S. Department of Homeland Security through U.S. Customs and the Transportation Security Administration, the Canada Border Services Agency and various state and local agencies and port authorities.
The transportation industry is subject to other potential regulatory and legislative changes (such as the possibility of more stringent environmental, climate change and/or safety/security regulations, limits on vehicle weight and size and regulations relating to the health and wellness of commercial truck operators) that may affect the economics of the industry by requiring changes in operating practices, by changing the demand for motor carrier services or the cost of providing truckload or other transportation or logistics services, or by adversely impacting the number of available commercial truck operators.

In particular, the FMCSA in recent years proposed a number of regulatory changes that affect the operation of commercial motor carriers across the United States. It is difficult to predict in what form FMCSA regulations may be implemented, modified or enforced and what impact any such regulations may have on motor carrier operations or the aggregate number of trucks that provide hauling capacity to the Company. For example, on January 6, 2020, the FMCSA implemented new requirements applicable to drug and alcohol testing by motor carriers. The new regulation expands motor carrier reporting requirements to include reporting of all operators who test positive and/or refuse to submit to a test as prescribed in the regulation. The new regulation also expands rules relating to the obligation of motor carriers to conduct queries to check if current or prospective operators are prohibited from operating a commercial motor vehicle due to a positive or unresolved drug or alcohol test. The expanded reporting of positive results, or of an operator’s refusal to meet FMCSA testing requirements, to a centralized clearinghouse prescribed by FMCSA has the potential to remove operators from service that may otherwise have been undetected or unreported.
In addition, in December 2010, the FMCSA introduced the Compliance Safety Accountability (“CSA”) motor carrier oversight program. The Company believes the intent of this program is to improve regulatory oversight of motor carriers and commercial drivers using a safety measurement system methodology that is fundamentally different from the methodology that the FMCSA historically relied upon. Under CSA, the FMCSA monitors seven Behavior Analysis and Safety Improvement Categories, or BASICs, under which a motor carrier may be evaluated against established threshold scores for each such BASIC. In the event a motor carrier has one or more BASIC scores that exceeds the applicable threshold, the motor carrier has an increased risk of roadside inspection and/or compliance review by FMCSA. Under the Fixing America’s Surface Transportation Act, or the “FAST Act” signed into law on December 4, 2015, the FMCSA was required to engage the National Research Council to conduct a study of CSA and the Safety Measurement System (“SMS”) utilized by the CSA program. As a result of the FAST Act, the FMCSA announced the removal of the BASIC scores from public view and that such scores are expected to remain hidden from public view while changes to CSA are considered. In 2018, the FMCSA announced significant anticipated changes to CSA that if enacted would be expected to have a material impact on the current program. No assurances can be given with respect to the changes that may be made to the CSA program, or any replacement or supplemental program, in the future and what impact a new or revised motor carrier oversight program implemented by the FMCSA could have on the Company, its motor carrier operations or the aggregate number of trucks that provide hauling capacity to the Company.
Regulations focused on diesel emissions and other air quality matters.
Focus on diesel emissions, climate change and related air quality matters has led to efforts by federal, state and local governmental agencies to support legislation and regulations to limit the amount of carbon emissions, including emissions created by diesel engines utilized in tractors such as those operated by the Company’s BCO Independent Contractors and Truck Brokerage Carriers. Moreover, federal, state and local governmental agencies may also focus on regulation in relation to trailing equipment specifications in an effort to achieve, among other things, lower carbon emissions. For example, under the federal Clean Air Act, the U.S. Environmental Protection Agency (“EPA”) is responsible for prescribing national ambient air quality standards (“NAAQS”) for certain air pollutants, and each state is responsible for implementing those standards within its borders. Specifically, each state must adopt, and submit for the EPA’s approval, a state implementation plan (“SIP”) that provides for the implementation, maintenance, and enforcement of the NAAQS. In connection with its efforts to comply with the NAAQS, the California Air Resources Board (“CARB”) has implemented regulations that restrict the ability of certain tractors and trailers from operating in California and that impose emission standards on nearly all diesel-fueled trucks with gross vehicle weight ratings in excess of 14,000 lbs. that operate in California. Moreover, these emission standards are scheduled to become increasingly stringent such that by January 1, 2023, nearly all diesel-fueled trucks with gross vehicle weight ratings in excess of 14,000 lbs. that operate in California will be required to have a 2010 or newer model year engine. In 2012, the EPA formally approved certain CARB regulations as part of California’s SIP, including CARB’s “Regulation to Reduce Emissions of Diesel Particulate Matter, Oxides of Nitrogen and Other Criteria Pollutants from
In-Use
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
Dependence on key vendors.
As described above under “
Dependence on third party insurance companies
”
and “
Disruptions or failures in the Company’s computer systems; cyber and other information security incidents,
” the Company is dependent on certain vendors, including third party insurance companies, third party data center providers, third party information technology application providers and third party payment disbursement providers. Any inability to negotiate satisfactory terms with one of these key vendors or any other significant disruption to or termination of a relationship with one of these key vendors could disrupt the Company’s operations and impose significant costs on the Company.
Potential changes in taxes.
From time to time, various legislative proposals are introduced to increase federal, state, or local taxes. On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act (the “Tax Reform Act”). The legislation significantly changed U.S. tax law by, among other things, lowering corporate income tax rates, implementing a territorial tax system and imposing a repatriation tax on deemed repatriated earnings of foreign subsidiaries. With respect to the change in corporate tax rates, the Tax Reform Act permanently reduced the U.S. corporate income tax rate from a maximum of 35% to a flat 21% rate, effective January 1, 2018. In connection with this reduction in the U.S. corporate income tax rate, the Company revalued its ending net deferred tax liabilities at December 30, 2017 resulting in a provisional $20,430,000 tax benefit in the Company’s consolidated statement of income for the fiscal year ended December 30, 2017. The Company cannot predict whether, or in what form, any increase in corporate income tax rates, motor fuel tax rates or other tax rates applicable to the transportation services provided by the Company will be enacted and, if enacted, how such increased tax rates may impact the Company. With respect to potential increases in fuel and similar taxes, it is unclear whether or not the Company’s Truck

Brokerage Carriers would attempt to pass the increase on to the Company or if the Company will be able to reflect this potential increased cost of capacity, if any, in prices to customers. Any such increase in fuel taxes, without a corresponding increase in price to the customer, could have a material adverse effect on Landstar, including its results of operations and financial condition. Moreover, competition from other transportation service companies including those that provide non-trucking
modes of transportation would likely increase if state or federal taxes on fuel were to increase without a corresponding increase in taxes imposed upon other modes of transportation.
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
Unclaimed property
. The Company is subject to federal and state laws relating to abandoned and unclaimed property. States routinely audit the records of companies to assess compliance with such laws. The Company is currently undergoing a multi-state unclaimed property audit, and in connection with such audit, has entered into a voluntary disclosure agreement (“VDA”) with the Delaware Department of Finance (“DOF”). The timing and outcome of this multi-state unclaimed property audit cannot be predicted. The Company may incur significant professional fees in connection with the audit and VDA. If the Company is found to be in noncompliance with applicable unclaimed property laws or the manner in which such laws are interpreted or applied, states may determine that they are entitled to the remittance by the Company of significant amounts of unclaimed or abandoned property and further may seek to impose other significant costs on the Company, including penalties and interest.
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

On January 25, 2019, a purported class action was filed in the Superior Court of the State of California for the County of San Bernardino against Landstar System, Inc. and Landstar Ranger, Inc. (together, the “Defendants”). The complaint purports to bring this action on behalf of Hany Tanious, as an individual, and “all owner operators who performed work for the Defendants, and who were classified as independent contractors, during the four years preceding the filing of this action through the present.” The complaint asserts claims based on the alleged misclassification of Mr. Tanious as an independent contractor and alleges violations under California law relating to overtime, minimum wage, meal and rest breaks, failure to reimburse certain expenses, wage statements, waiting time and unfair competition. Mr. Tanious was a truck owner-operator and formerly an independent contractor who was a party to an independent contractor operating agreement with Landstar Ranger, Inc. On June 11, 2019, the Defendants filed a Notice of Removal that resulted in the removal of the case from state court to federal court, where it was assigned to Judge Dale S. Fischer of the United State District Court for the Central District of California. On August 22, 2019, the Court issued an order, among other things, striking all class allegations from the complaint and stating that this matter would proceed as an individual action. Due to a number of factors including the preliminary status of this matter, the Company does not believe it is in a position to conclude whether or not there is a reasonable possibility of an adverse outcome in this case or what damages, if any, the plaintiff would be awarded should he prevail on all or any part of his claims. However, the Company believes it has meritorious defenses and it intends to assert these defenses vigorously.
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
The reported last sale price per share of the Common Stock as reported on the NASDAQ Global Select Market on January 24, 2020 was $113.86 per share. As of such date, Landstar had 39,483,360 shares of Common Stock outstanding and had 104 stockholders of record of its Common Stock. However, the Company estimates that it has a significantly greater number of stockholders because a substantial number of the Company’s shares are held by brokers or dealers for their customers in street name.
Purchases of Equity Securities by the Company
The Company did not purchase any shares of its Common Stock during the period from September 29, 2019 to December 28, 2019, the Company’s fourth fiscal quarter.
On December 11, 2017, the Landstar System, Inc. Board of Directors authorized the Company to purchase up to 1,963,875 shares of the Company’s Common Stock from time to time in the open market and in privately negotiated transactions. On January 23, 2019, the Landstar System, Inc. Board of Directors authorized the Company to purchase up to 1,000,000 additional shares of the Company’s Common Stock from time to time in the open market and in privately negotiated transactions. On December 9, 2019, the Landstar System, Inc. Board of Directors authorized the Company to purchase up to 1,849,068 additional shares of the Company’s Common Stock from time to time in the open market and in privately negotiated transactions. As of December 28, 2019, the Company had authorization to purchase in the aggregate up to 3,000,000 shares of its Common Stock under these programs. No specific expiration date has been assigned to the December 11, 2017, January 23, 2019 or December 9, 2019 authorizations.
Equity Compensation Plan Information
The Company maintains a stock compensation plan for members of its Board of Directors and two employee equity incentive plans. The following table presents information related to securities authorized for issuance under these plans at December 28, 2019:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted-average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Security Holders	44,467	$51.24	3,625,196
Equity Compensation Plans Not Approved by Security Holders	0	0	0

Under the 2011 Equity Incentive Plan (the “2011 EIP”), the issuance of (i) a non-vested
share of Landstar Common Stock issued in the form of restricted stock and (ii) a share of Landstar Common Stock issued upon the vesting of a previously granted restricted stock unit each counts as the issuance of two securities against the number of securities available for future issuance. Included in the number of securities remaining available for future issuance under equity compensation plans were 66,454 shares of Common Stock reserved for issuance under the 2013 Directors’ Stock Compensation Plan.

Financial Model Shareholder Returns
The following graph illustrates the return that would have been realized, assuming reinvestment of dividends, by an investor who invested $100 in each of the Company’s Common Stock, the Standard and Poor’s 500 Stock Index and the Dow Jones Transportation Stock Index for the period commencing December 27, 2014 through December 28, 2019.

Item 6.	Selected Financial Data

LANDSTAR SYSTEM, INC. AND SUBSIDIARY
SELECTED CONSOLIDATED FINANCIAL DATA
(Dollars in thousands, except per share amounts)

	Fiscal Years
Income Statement Data:	2019	2018	2017	2016	2015
Revenue	$4,084,577	$4,615,144	$3,646,364	$3,167,634	$3,321,091
Investment income	5,041	3,816	2,498	1,502	1,396
Costs and expenses:
Purchased transportation	3,127,474	3,569,961	2,805,109	2,415,663	2,551,343
Commissions to agents	342,226	378,002	297,410	264,205	270,260
Other operating costs, net of gains on asset sales/dispositions	37,274	31,803	28,687	29,702	31,618
Insurance and claims	80,319	75,677	62,545	57,280	48,754
Selling, general and administrative	158,953	188,212	170,583	143,239	149,704
Depreciation and amortization	44,468	43,570	40,560	35,796	29,102

Total costs and expenses	3,790,714	4,287,225	3,404,894	2,945,885	3,080,781

Operating income	298,904	331,735	243,968	223,251	241,706
Interest and debt expense	3,141	3,354	3,166	3,794	2,949

Income before income taxes	295,763	328,381	240,802	219,457	238,757
Income taxes	68,060	73,168	63,806	82,107	91,068

Net income	227,703	255,213	176,996	137,350	147,689
Less: Net loss attributable to noncontrolling interest	(17)	(68)	(92)	—	—

Net income attributable to Landstar System, Inc. and subsidiary	$227,720	$255,281	$177,088	$137,350	$147,689

Earnings per common share attributable to Landstar System, Inc. and subsidiary	$5.72	$6.19	$4.22	$3.26	$3.38

Diluted earnings per share attributable to Landstar System, Inc. and subsidiary	$5.72	$6.18	$4.21	$3.25	$3.37

Dividends per common share	$2.70	$0.63	$1.88	$0.34	$0.30

Balance Sheet Data:	Dec. 28, 2019	Dec. 29, 2018	Dec. 30, 2017	Dec. 31, 2016	Dec. 26, 2015
Total assets	$1,427,711	$1,380,564	$1,352,460	$1,096,591	$991,518
Long-term debt, including current maturities	112,844	128,425	125,113	138,304	124,292
Equity	721,469	689,133	653,877	542,557	466,237

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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
Introduction
Landstar System, Inc. and its subsidiary, Landstar System Holdings, Inc. (together, referred to herein as “Landstar” or the “Company”), is a worldwide asset-light provider of integrated transportation management solutions. The Company offers services to its customers across multiple transportation modes, with the ability to arrange for individual shipments of freight to enterprise-wide solutions to manage all of a customer’s transportation needs. Landstar provides services principally throughout the United States and to a lesser extent in Canada and Mexico, and between the United States and Canada, Mexico and other countries around the world. The Company’s services emphasize safety, information coordination and customer service and are delivered through a network of over 1,200 independent commission sales agents and approximately 66,000 third party capacity providers, primarily truck capacity providers, linked together by a series of mobile and digital applications which are provided and coordinated by the Company. The nature of the Company’s business is such that a significant portion of its operating costs varies directly with revenue.
Landstar markets its integrated transportation management solutions primarily through independent commission sales agents and exclusively utilizes third party capacity providers to transport customers’ freight. Landstar’s independent commission sales agents enter into contractual arrangements with the Company and are responsible for locating freight, making that freight available to Landstar’s capacity providers and coordinating the transportation of the freight with customers and capacity providers. The Company’s third party capacity providers consist of independent contractors who provide truck capacity to the Company under exclusive lease arrangements (the “BCO Independent Contractors”), unrelated trucking companies who provide truck capacity to the Company under non-exclusive
contractual arrangements (the “Truck Brokerage Carriers”), air cargo carriers, ocean cargo carriers and railroads. Through this network of agents and capacity providers linked together by Landstar’s information technology systems, Landstar operates an integrated transportation management solutions business primarily throughout North America with revenue of $4.1 billion during the most recently completed fiscal year. The Company reports the results of two operating segments: the transportation logistics segment and the insurance segment.
The transportation logistics segment provides a wide range of integrated transportation management solutions. Transportation services offered by the Company include truckload and less-than-truckload transportation, rail intermodal, air cargo, ocean cargo, expedited ground and air delivery of time-critical freight, heavy-haul/specialized, U.S.-Canada and U.S.-Mexico cross-border, intra-Mexico, intra-Canada, project cargo and customs brokerage. Examples of the industries serviced by the transportation logistics segment include automotive parts and assemblies, building products, metals, chemicals, foodstuffs, heavy machinery, retail, electronics and military equipment. In addition, the transportation logistics segment provides transportation services to other transportation companies, including third party logistics and less-than-truckload service providers. Each of the independent commission sales agents has the opportunity to market all of the services provided by the transportation logistics segment. Billings for freight transportation services are typically charged to customers on a per shipment basis for the physical transportation of freight and are referred to as transportation revenue. During fiscal year 2019, revenue generated by BCO Independent Contractors, Truck Brokerage Carriers and railroads represented approximately 45%, 47% and 3%, respectively, of the Company’s consolidated revenue. Collectively, revenue generated by air and ocean cargo carriers represented approximately 3% of the Company’s consolidated revenue during fiscal year 2019.
During 2017, the Company incorporated Landstar Metro, S.A.P.I. de C.V., a transportation logistics company (“Landstar Metro”), and Landstar Metro Servicios S.A.P.I. de C.V., a services company (“Landstar Servicios”), each based in Mexico City, Mexico. Landstar Metro provides freight and logistics services within the country of Mexico and in conjunction with Landstar’s U.S./Mexico cross-border services. Landstar Servicios provides various administrative, financial, operational, safety and compliance services to Landstar Metro. The results of operations from Landstar Metro and Landstar Servicios are presented as part of the Company’s transportation logistics segment. On September 20, 2017, Landstar Metro acquired substantially all of the assets of the asset-light transportation logistics business of a Mexican transportation logistics company. In connection with the acquisition, individuals affiliated with the seller subscribed for equity interests in Landstar Metro and Landstar Servicios, and as of December 29, 2018, owned in the aggregate approximately 21% of the equity interests of each of them. On January 29, 2019, Landstar acquired all of the remaining equity interests in Landstar Metro and Landstar Servicios held by their former minority equityholders. Accordingly, as of such date, Landstar Metro and Landstar Servicios each became wholly owned subsidiaries of the Company. Revenue from Landstar Metro represented less than 1% of the Company’s transportation logistics segment revenue during fiscal year 2019.
The insurance segment is comprised of Signature Insurance Company, a wholly owned offshore insurance subsidiary (“Signature”), and Risk Management Claim Services, Inc. The insurance segment provides risk and claims management services to certain of Landstar’s Operating Subsidiaries. In addition, it reinsures certain risks of the Company’s BCO Independent Contractors and provides certain property and casualty insurance directly to certain of Landstar’s Operating Subsidiaries. Revenue at the insurance segment represents reinsurance premiums from third party insurance companies that provide insurance programs to BCO Independent Contractors where all or a portion of the risk is ultimately borne by Signature. Revenue at the insurance segment represented approximately 1% of the Company’s consolidated revenue for fiscal year 2019.

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

	Fiscal Years
	2019	2018	2017
Number of Million Dollar Agents	555	608	542

Average revenue generated per Million Dollar Agent	$6,880,000	$7,150,000	$6,191,000

Percent of consolidated revenue generated by Million Dollar Agents	93%	94%	92%

The change in the number of Million Dollar Agents on a year-over-year basis is influenced by many factors and is not solely the result of terminations of contractual relationships between agents and the Company, whether such terminations are initiated by the agent or the Company. Such other factors include consolidations among agencies or transactions in connection with ownership changes often due to retirement planning, estate planning or similar transitional issues. The change in the number of Million Dollar Agents on a year-over-year basis may also be affected by agents that remain with the Company yet experienced lower year-over-year revenue that resulted in such agent moving below the Million Dollar Agent category. In general, the number of agents in the million dollar category who terminate in a given year has been less than 3% of the total number of Million Dollar Agents. Revenue from accounts formerly handled by terminated Million Dollar Agents is often retained by the Company as the customer may choose to transfer its account to an existing Landstar agent.

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

	Fiscal Years
	2019	2018	2017
Revenue generated through (in thousands):
Truck transportation
Truckload:
Van equipment	$2,371,188	$2,791,494	$2,163,832
Unsided/platform equipment	1,295,817	1,386,387	1,134,660
Less-than-truckload	98,324	102,531	89,041

Total truck transportation	3,765,329	4,280,412	3,387,533
Rail intermodal	118,305	128,976	96,416
Ocean and air cargo carriers	121,485	134,577	110,898
Other (1)	79,458	71,179	51,517

	$4,084,577	$4,615,144	$3,646,364

Revenue on loads hauled via BCO Independent Contractors included in total truck transportation	$1,831,752	$2,001,665	$1,655,026

Number of loads:
Truck transportation
Truckload:
Van equipment	1,337,089	1,398,388	1,282,632
Unsided/platform equipment	513,579	516,613	487,652
Less-than-truckload	155,592	145,269	132,776

Total truck transportation	2,006,260	2,060,270	1,903,060
Rail intermodal	47,590	53,030	45,000
Ocean and air cargo carriers	30,110	28,970	25,420

	2,083,960	2,142,270	1,973,480

Loads hauled via BCO Independent Contractors included in total truck transportation	954,990	949,330	916,190

Revenue per load:
Truck transportation
Truckload:
Van equipment	$1,773	$1,996	$1,687
Unsided/platform equipment	2,523	2,684	2,327
Less-than-truckload	632	706	671
Total truck transportation	1,877	2,078	1,780
Rail intermodal	2,486	2,432	2,143
Ocean and air cargo carriers	4,035	4,645	4,363

Revenue per load on loads hauled via BCO Independent Contractors	$1,918	$2,109	$1,806

Revenue by capacity type (as a % of total revenue):
Truck capacity providers:
BCO Independent Contractors	45%	43%	45%
Truck Brokerage Carriers	47%	49%	48%
Rail intermodal	3%	3%	3%
Ocean and air cargo carriers	3%	3%	3%
Other	2%	2%	1%

(1)	Includes primarily reinsurance premium revenue generated by the insurance segment and intra-Mexico transportation services revenue generated by Landstar Metro.

Also critical to the Company’s success is its ability to secure capacity, particularly truck capacity, at rates that allow the Company to profitably transport customers’ freight. The following table summarizes the number of available truck capacity providers as of the end of the three most recent fiscal years:

	Dec. 28, 2019	Dec. 29, 2018	Dec. 30, 2017
BCO Independent Contractors	9,554	9,884	9,087
Truck Brokerage Carriers:
Approved and active (1)	39,497	41,069	34,243
Other approved	16,820	17,985	15,691

	56,317	59,054	49,934

Total available truck capacity providers	65,871	68,938	59,021

Trucks provided by BCO Independent Contractors	10,243	10,599	9,696

(1)	Active refers to Truck Brokerage Carriers who moved at least one load in the 180 days immediately preceding the fiscal year end.

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
Purchased transportation represents the amount a BCO Independent Contractor or other third party capacity provider is paid to haul freight. The amount of purchased transportation paid to a BCO Independent Contractor is primarily based on a contractually agreed-upon percentage of revenue generated by loads hauled by the BCO Independent Contractor. Purchased transportation paid to a Truck Brokerage Carrier is based on either a negotiated rate for each load hauled or, to a lesser extent, a contractually agreed-upon fixed rate per load. Purchased transportation paid to railroads is based on either a negotiated rate for each load hauled or a contractually agreed-upon fixed rate per load. Purchased transportation paid to air cargo carriers is generally based on a negotiated rate for each load hauled and purchased transportation paid to ocean cargo carriers is generally based on contractually agreed-upon fixed rates per load. Purchased transportation as a percentage of revenue for truck brokerage, rail intermodal and ocean cargo services is normally higher than that of BCO Independent Contractor and air cargo services. Purchased transportation is the largest component of costs and expenses and, on a consolidated basis, increases or decreases as a percentage of consolidated revenue in proportion to changes in the percentage of consolidated revenue generated through BCO Independent Contractors and other third party capacity providers and external revenue from the insurance segment, consisting of reinsurance premiums. Purchased transportation as a percent of revenue also increases or decreases in relation to the availability of truck brokerage capacity and with changes in the price of fuel on revenue generated by Truck Brokerage Carriers. The Company passes 100% of fuel surcharges billed to customers for freight hauled by BCO Independent Contractors to its BCO Independent Contractors. These fuel surcharges are excluded from revenue and the cost of purchased transportation. Purchased transportation costs are recognized over the freight transit period as the performance obligation to the customer is completed.
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
In general, gross profit margin on revenue generated by BCO Independent Contractors represents a fixed percentage of revenue due to the nature of the contracts that pay a fixed percentage of revenue to both the BCO Independent Contractors and independent commission sales agents. For revenue generated by Truck Brokerage Carriers, gross profit margin is either fixed or variable as a percent of revenue, depending on the contract with each individual independent commission sales agent. Under certain contracts with independent commission sales agents, the Company retains a fixed percentage of revenue and the agent retains the amount remaining less the cost of purchased transportation (the “retention contracts”). Gross profit margin on revenue generated by railroads, air cargo carriers, ocean cargo carriers and Truck Brokerage Carriers, other than those under retention contracts, is variable in nature as the Company’s contracts with independent commission sales agents provide commissions to agents at a contractually agreed upon percentage of net revenue for these types of loads. Approximately 51% of the Company’s consolidated revenue in fiscal year 2019 was generated under contracts that have a fixed gross profit margin while 49% was under contracts that have a variable gross profit margin.
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
For periods prior to May 1, 2019, Landstar retains liability for commercial trucking claims up to $5,000,000 per occurrence and maintains various third party insurance arrangements for liabilities in excess of its $5,000,000 self-insured retention. Effective May 1, 2019, the Company entered into a new three year commercial auto liability insurance arrangement for losses incurred between $5,000,000 and $10,000,000 (the “Initial Excess Policy”) with a third party insurance company. For commercial trucking claims incurred on or after May 1, 2019 through April 30, 2022, the Initial Excess Policy provides for a limit for a single loss of $5,000,000, with an aggregate limit of $10,000,000 for each policy year, an aggregate limit of $15,000,000 for the thirty-six
month term ended April 30, 2022, and options to increase such aggregate limits for pre-established
amounts of additional premium. In the event paid aggregate losses under the Initial Excess Policy during any policy year (May 1 to April 30) exceed $10,000,000, the Company would retain liability of up to $10,000,000 per occurrence, inclusive of its $5,000,000 self-insured retention, for the remainder of such policy year. Moreover, in the event paid aggregate losses under the Initial Excess Policy during the three year period ending April 30, 2022 exceed a pre-determined
threshold amount, the Company would be required to pay additional premium up to a maximum amount of $3,500,000.
As previously disclosed, BCO Independent Contractors with a subsidiary of the Company have been involved in two tragic accidents during the policy year ending April 30, 2020, the first of which occurred in the 2019 third quarter and the second of which occurred in the 2020 first quarter. With respect to the second accident, the Company is still in the process of obtaining all the facts concerning this incident and, as such, it is too soon to estimate the Company’s ultimate financial exposure. The Company’s pre-tax
loss exposure at the time of the second accident included its $5,000,000 self-insured retention and up to $3,500,000 in additional premium relating to aggregate losses above its self-insured retention during the policy year ending April 30, 2020. If, as a result of these or additional accidents, aggregate losses under the Initial Excess Policy during the policy year ending April 30, 2020 exceed $10,000,000, Landstar would retain liability of up to $10,000,000 per occurrence, inclusive of its self-insured retention for commercial trucking claims during the remainder of such policy year. The Company continues to maintain third party insurance arrangements providing excess coverage on a per occurrence basis for commercial trucking liabilities in excess of $10,000,000.
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
During the 2019 fiscal year, employee compensation and benefits accounted for approximately sixty-five percent of the Company’s selling, general and administrative costs.
Depreciation and amortization primarily relate to depreciation of trailing equipment and information technology hardware and software.

The following table sets forth the percentage relationship of purchased transportation and commissions to agents, both being direct costs, to revenue and indirect costs as a percentage of gross profit for the periods indicated:

	Fiscal Years
	2019	2018	2017
Revenue	100.0%	100.0%	100.0%

Purchased transportation	76.6	77.4	76.9
Commissions to agents	8.4	8.2	8.2

Gross profit margin	15.1%	14.5%	14.9%

Gross profit	100.0%	100.0%	100.0%
Investment income	0.8	0.6	0.5
Indirect costs and expenses:
Other operating costs, net of gains on asset sales/dispositions	6.1	4.8	5.3
Insurance and claims	13.1	11.3	11.5
Selling, general and administrative	25.9	28.2	31.4
Depreciation and amortization	7.2	6.5	7.5

Total costs and expenses	52.2	50.9	55.6

Operating margin	48.6%	49.7%	44.9%

Management believes that a discussion of indirect costs as a percentage of gross profit is useful and meaningful to investors for the following principal reasons: (1) disclosure of these relative measures (i.e., each indirect operating cost line item as a percentage of gross profit) allows investors to better understand the underlying trends in the Company’s results of operations; (2) due to the generally fixed nature of these indirect costs (other than insurance and claims costs), these relative measures are meaningful to investors’ evaluations of the Company’s management of its indirect costs attributable to operations; (3) management considers this financial information in its decision-making, such as budgeting for infrastructure, trailing equipment and selling, general and administrative costs; and (4) this information facilitates comparisons by investors of the Company’s results to the results of other non-asset
or asset-light companies in the transportation and logistics services industry who report “net revenue” in Management’s Discussion and Analysis, which represents revenue less the cost of purchased transportation. The difference between the Company’s use of the term “gross profit” and the use of the term “net revenue” by other companies in the transportation and logistics services industry is due to the direct cost of commissions to agents under the Landstar business model, whereas other companies in this industry generally have no commissions to agents.
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
Fiscal Year Ended December 28, 2019 Compared to Fiscal Year Ended December 29, 2018
Revenue for fiscal year 2019 was $4,084,577,000, a decrease of $530,567,000, or 11%, compared to fiscal year 2018. Transportation revenue decreased $534,460,000, or 12%. The decrease in transportation revenue was attributable to decreased revenue per load of approximately 9% and a decreased number of loads hauled of approximately 3% in fiscal year 2019 compared to fiscal year 2018. Reinsurance premiums were $56,241,000 and $52,348,000 for fiscal years 2019 and 2018, respectively. The increase in revenue from reinsurance premiums was primarily attributable to the increase in the average number of trucks provided by BCO Independent Contractors and an increase in the aggregate value of equipment insured by BCO Independent Contractors under a physical damage program reinsured by Signature in the 2019 fiscal year compared to the 2018 fiscal year.

Truck transportation revenue generated by BCO Independent Contractors and Truck Brokerage Carriers (together, the “third party truck capacity providers”) for fiscal year 2019 was $3,765,329,000, representing 92% of total revenue, a decrease of $515,083,000, or 12%, compared to fiscal year 2018. Revenue per load on loads hauled by third party truck capacity providers decreased approximately 10% in fiscal year 2019 compared to fiscal year 2018, and the number of loads hauled by third party truck capacity providers decreased approximately 3% in fiscal year 2019 compared to fiscal year 2018. The decrease in revenue per load on loads hauled via truck was primarily due to a softer freight demand environment experienced during the 2019 fiscal year, which resulted in more readily available truck capacity as compared to the 2018 fiscal year. Revenue per load on loads hauled via van equipment decreased 11%, revenue per load on loads hauled via unsided/platform equipment decreased 6% and revenue per load on less-than-truckload loadings decreased 10% as compared to the 2018 fiscal year. The decrease in the number of loads hauled via truck compared to fiscal year 2018 was primarily attributable to a decrease in demand for the Company’s truckload services provided via van equipment. Fuel surcharges billed to customers on revenue generated by BCO Independent Contractors are excluded from revenue. Fuel surcharges on Truck Brokerage Carrier revenue identified separately in billings to customers and included as a component of Truck Brokerage Carrier revenue were $79,486,000 and $101,346,000 in fiscal years 2019 and 2018, respectively. It should be noted that billings to many customers of the Company’s truck brokerage services include a single all-in
rate that does not separately identify fuel surcharges on loads hauled via Truck Brokerage Carriers. Accordingly, the overall impact of changes in fuel prices on revenue and revenue per load on loads hauled via truck is likely to be greater than that indicated.
Transportation revenue generated by rail intermodal, air cargo and ocean cargo carriers (collectively, the “multimode capacity providers”) for fiscal year 2019 was $239,790,000, or 6% of total revenue, a decrease of $23,763,000, or 9%, compared to fiscal year 2018. The number of loads hauled by multimode capacity providers decreased approximately 5% in the 2019 fiscal year compared to the 2018 fiscal year, and revenue per load on revenue generated by multimode capacity providers decreased approximately 4% over the same period. The decrease in the number of loads hauled by multimode capacity providers was primarily due to a 10% decrease in rail intermodal loadings, mostly attributable to decreased loadings at three specific agencies. The decrease in revenue per load of 4% on loads hauled by multimode capacity providers was primarily attributable to decreased revenue per load on air loadings due to the impact of air loadings provided in support of disaster relief efforts during fiscal year 2018. Also, revenue per load on revenue generated by multimode capacity providers is influenced by many factors, including revenue mix among the various modes of transportation used, length of haul, complexity of freight, density of freight lanes, fuel costs and availability of capacity.
Purchased transportation was 76.6% and 77.4% of revenue in fiscal years 2019 and 2018, respectively. The decrease in purchased transportation as a percentage of revenue was primarily due to a decreased rate of purchased transportation paid on Truck Brokerage Carrier revenue and an increased percentage of revenue contributed by BCO Independent Contractors, which typically has a lower rate of purchased transportation than revenue generated by Truck Brokerage Carriers. Commissions to agents were 8.4% and 8.2% of revenue in fiscal years 2019 and 2018, respectively. The increase in commissions to agents as a percentage of revenue was primarily attributable to an increased net revenue margin on revenue generated by Truck Brokerage Carriers.
Investment income was $5,041,000 and $3,816,000 in fiscal years 2019 and 2018, respectively. The increase in investment income was primarily attributable to higher average rates of return on investments and a higher average investment balance held by the insurance segment during fiscal year 2019.
Other operating costs increased $5,471,000 in fiscal year 2019 compared to fiscal year 2018 and represented 6.1% of gross profit in fiscal year 2019 compared to 4.8% in fiscal year 2018. The increase in other operating costs compared to the prior fiscal year was primarily due to increased trailing equipment maintenance costs as a result of an increased number of Company-owned trailers and an increased provision for contractor bad debt. The increase in other operating costs as a percentage of gross profit was caused by the increase in other operating costs and the effect of decreased gross profit.
Insurance and claims increased $4,642,000 in fiscal year 2019 compared to fiscal year 2018 and represented 13.1% of gross profit in fiscal year 2019 compared to 11.3% in fiscal year 2018. The increase in insurance and claims expense compared to the prior fiscal year was primarily due to increased net unfavorable development of prior years’ claims and increased severity of current year claims in the BCO programs reinsured by Signature. Net unfavorable development of prior years’ claims was $16,679,000 and $13,960,000 in fiscal years 2019 and 2018, respectively. The increase in insurance and claims as a percentage of gross profit was caused by the increase in insurance and claims costs and the effect of decreased gross profit.
Selling, general and administrative costs decreased $29,259,000 in fiscal year 2019 compared to fiscal year 2018 and represented 25.9% of gross profit in fiscal year 2019 compared to 28.2% of gross profit in fiscal year 2018. The decrease in selling, general and administrative costs compared to prior fiscal year was attributable to a decreased provision for incentive compensation and decreased stock-based compensation expense, partially offset by increased wages. Included in selling, general and administrative costs was incentive compensation expense of $1,517,000 and $19,210,000 for the 2019 and 2018 fiscal years, respectively, and stock-based compensation expense of $4,236,000 and $18,256,000 for the 2019 and 2018 fiscal years, respectively. The decrease in selling, general and administrative costs as a percentage of gross profit was due to the decrease in selling, general and administrative costs, partially offset by the effect of decreased gross profit.
Depreciation and amortization increased $898,000 in fiscal year 2019 compared to fiscal year 2018 and represented 7.2% of gross profit in fiscal year 2019 compared to 6.5% of gross profit in fiscal year 2018. The increase in depreciation and amortization expenses was primarily due to increased depreciation on information technology assets. The increase in depreciation and amortization as a percentage of gross profit was due to the effect of decreased gross profit and increased depreciation costs.
Interest and debt expense in fiscal year 2019 decreased $213,000 compared to fiscal year 2018. The decrease in interest and debt expense was primarily attributable to increased interest income earned on cash balances held by the transportation logistics segment.
The provisions for income taxes for the 2019 and 2018 fiscal years were based on estimated annual effective income tax rates of 24.2% and 24.5%, respectively, adjusted for discrete events, such as benefits resulting from stock-based awards. The actual effective income tax rate for fiscal year 2019 was 23.0%, which was higher than the statutory federal income tax rate of 21% primarily attributable to state taxes and the meals and entertainment exclusion, partially offset by excess tax benefits realized on stock-based awards. The actual effective income tax rate for fiscal year 2018 was 22.3%, which was higher than the statutory federal income tax rate of 21% primarily attributable to state taxes, the Tax Cuts and Jobs Act’s (the “Tax Reform Act”) elimination of the performance-based compensation exception under Section 162(m) and the meals and entertainment exclusion. The effective income tax rate in the 2019 fiscal year of 23.0% was lower than the 24.2% estimated effective income tax rate primarily due to excess tax benefits recognized on stock-based compensation arrangements in the 2019 fiscal year. The effective income tax rate in the 2018 fiscal year of 22.3% was lower than the 24.5% estimated annual effective income tax rate primarily due to excess tax benefits recognized on stock-based compensation arrangements in the 2018 fiscal year, favorable adjustments recognized during the 2018 fiscal year relating to federal domestic production activities deductions and research and development credits and the favorable resolution of certain tax matters during the 2018 fiscal year.
The net loss attributable to noncontrolling interest of $17,000 and $68,000 in the 2019 and 2018 fiscal years, respectively, represents the former noncontrolling investors’ share of the net loss incurred by Landstar Metro and Landstar Servicios.
Net income attributable to the Company was $227,720,000, or $5.72 per common share ($5.72 per diluted share), in fiscal year 2019. Net income attributable to the Company was $255,281,000, or $6.19 per common share ($6.18 per diluted share), in fiscal year 2018.
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
Truck transportation revenue generated by third party truck capacity providers for fiscal year 2018 was $4,280,412,000, representing 93% of total revenue, an increase of $892,879,000, or 26%, compared to fiscal year 2017. The number of loads hauled by third party truck capacity providers increased approximately 8% in fiscal year 2018 compared to fiscal year 2017, and revenue per load on loads hauled by third party truck capacity providers increased approximately 17% in fiscal year 2018 compared to fiscal year 2017. The increase in the number of loads hauled via truck compared to fiscal year 2017 was due to a broad-based increase in demand across many customers and industries for Landstar’s various truck service offerings. The increase in revenue per load on loads hauled via truck was due to a tighter freight environment experienced during the 2018 fiscal year, which resulted in less readily available truck capacity as compared to the 2017 fiscal year, and the impact of higher diesel fuel costs on loads hauled via Truck Brokerage Carriers. Revenue per load on loads hauled via van equipment increased 18%, revenue per load on loads hauled via unsided/platform equipment increased 15% and revenue per load on less-than-truckload loadings increased 5% as compared to the 2017 fiscal year. Fuel surcharges billed to customers on revenue generated by BCO Independent Contractors are excluded from revenue. Fuel surcharges on Truck Brokerage Carrier revenue identified separately in billings to customers and included as a component of Truck Brokerage Carrier revenue were $101,346,000 and $70,304,000 in fiscal years 2018 and 2017, respectively. It should be noted that billings to many customers of the Company’s truck brokerage services include a single all-in
rate that does not separately identify fuel surcharges on loads hauled via Truck Brokerage Carriers. Accordingly, the overall impact of changes in fuel prices on revenue and revenue per load on loads hauled via truck is likely to be greater than that indicated.
Transportation revenue generated by multimode capacity providers for fiscal year 2018 was $263,553,000, or 6% of total revenue, an increase of $56,239,000, or 27%, compared to fiscal year 2017. The number of loads hauled by multimode capacity providers increased approximately 16% in the 2018 fiscal year compared to the 2017 fiscal year, and revenue per load on revenue generated by multimode capacity providers increased approximately 9% over the same period. The increase in the number of loads hauled by multimode capacity providers was primarily due to an 18% increase in rail intermodal loads and a 23% increase in ocean loads. The increase in both rail intermodal and ocean loads was broad-based across many customers. The increase in revenue per load of 9% on loads hauled by multimode capacity providers was primarily attributable to increased revenue per load on rail intermodal loads; however, revenue per load on loads hauled by multimode capacity providers increased for all modes. Also, revenue per load on revenue generated by multimode capacity providers is influenced by many factors, including revenue mix among the various modes of transportation used, length of haul, complexity of freight, density of freight lanes, fuel costs and availability of capacity.
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
Other operating costs increased $3,116,000 in fiscal year 2018 compared to fiscal year 2017 and represented 4.8% of gross profit in fiscal year 2018 compared to 5.3% in fiscal year 2017. The increase in other operating costs compared to the prior fiscal year was primarily due to increased trailing equipment maintenance costs due to an increased number of Company-owned trailers in response to increased customer demand for the Company’s drop and hook services. The decrease in other operating costs as a percentage of gross profit was caused by the effect of increased gross profit, partially offset by the increase in other operating costs.
Insurance and claims increased $13,132,000 in fiscal year 2018 compared to fiscal year 2017 and represented 11.3% of gross profit in fiscal year 2018 compared to 11.5% in fiscal year 2017. The increase in insurance and claims expense compared to prior fiscal year was primarily due to increased net unfavorable development of prior years’ claims and increased severity of current year claims in fiscal year 2018. Net unfavorable development of prior years’ claims was $13,960,000 and $4,144,000 in fiscal years 2018 and 2017, respectively. The decrease in insurance and claims as a percentage of gross profit was caused by the effect of increased gross profit, partially offset by the increase in insurance and claims costs.
Selling, general and administrative costs increased $17,629,000 in fiscal year 2018 compared to fiscal year 2017 and represented 28.2% of gross profit in fiscal year 2018 compared to 31.4% of gross profit in fiscal year 2017. The increase in selling, general and administrative costs compared to prior fiscal year was attributable to increased stock-based compensation expense and increased wages and employee benefits. Included in selling, general and administrative costs is stock-based compensation expense of $18,256,000 and $7,721,000 for the 2018 and 2017 fiscal years, respectively, and incentive compensation expense of $19,210,000 and $20,538,000 for the 2018 and 2017 fiscal years, respectively. The decrease in selling, general and administrative costs as a percentage of gross profit was due primarily to the effect of increased gross profit, partially offset by the increase in selling, general and administrative costs.
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

The Tax Reform Act permanently reduced the U.S. corporate income tax rate from a maximum of 35% to a flat 21% rate, effective January 1, 2018. The Company’s estimated annual effective income tax rate reflects a provision for both federal income taxes and state and local income taxes. The provisions for income taxes for the 2018 and 2017 fiscal years were based on estimated annual effective income tax rates of 24.5% and 37.8%, respectively, adjusted for discrete events, such as benefits resulting from stock-based awards. The actual effective income tax rate for fiscal year 2018 was 22.3%, which was higher than the statutory federal income tax rate of 21% primarily attributable to state taxes, the Tax Reform Act’s elimination of the performance-based compensation exception under Section 162(m) and the meals and entertainment exclusion. The effective income tax rate in the 2018 fiscal year of 22.3% was lower than the 24.5% estimated annual effective income tax rate primarily due to excess tax benefits recognized on stock-based compensation arrangements in the 2018 fiscal year, favorable adjustments recognized during the 2018 fiscal year relating to federal domestic production activities deductions and research and development credits and the favorable resolution of certain tax matters during the 2018 fiscal year. The actual effective income tax rate for fiscal year 2017 was 26.5%, which was lower than the statutory federal income tax rate of 35% and the estimated annual effective income tax rate of 37.8% primarily as a result of (i) the enactment of the Tax Reform Act during fiscal year 2017, which resulted in one-time
tax benefits of approximately $19,500,000 related to the Company’s reasonable estimate of the change in future tax rates on net deferred tax liabilities, (ii) federal domestic production activities deductions and research and development credits, (iii) excess tax benefits recognized on stock-based compensation arrangements resulting from the Company’s adoption of Accounting Standards Update
2016-09
(“ASU
2016-09”)
during fiscal year 2017 and (iv) disqualifying dispositions of the Company’s common stock by employees who obtained the stock through exercises of incentive stock options in the 2017 period, partially offset by (v) the effect of state taxes and (vi) the meals and entertainment exclusion.
The net loss attributable to noncontrolling interest of $68,000 and $92,000 in the 2018 and 2017 fiscal years, respectively, represents the former noncontrolling investors’ share of the net loss incurred by Landstar Metro and Landstar Servicios.
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
Capital Resources and Liquidity
Working capital and the ratio of current assets to current liabilities were $444,984,000 and 1.8 to 1, respectively, at December 28, 2019, compared with $435,611,000 and 1.8 to 1, respectively, at December 29, 2018, and $412,560,000 and 1.8 to 1, respectively, at December 30, 2017. Landstar has historically operated with current ratios within the range of 1.5 to 1 to 2.0 to 1. Cash provided by operating activities was $307,840,000, $297,901,000, and $138,963,000 in fiscal years 2019, 2018 and 2017, respectively. The increase in cash flow provided by operating activities for fiscal year 2019 was primarily attributable to the timing of collections of trade receivables. The increase in cash flow provided by operating activities for fiscal year 2018 compared to fiscal year 2017 was primarily attributable to increased net income and the timing of collections of trade receivables.
The Company declared and paid $0.70 per share, or $27,891,000 in the aggregate, in cash dividends during fiscal year 2019. In addition, on December 10, 2019, the Company announced that its Board of Directors declared a special cash dividend of $2.00 per share, or $78,947,000 in the aggregate, payable on January 24, 2020 to stockholders of record of its Common Stock as of January 10, 2020. Dividends payable of $78,947,000 related to this special dividend were included in current liabilities in the consolidated balance sheet at December 28, 2019. The Company declared and paid $0.63 per share, or $25,933,000 in the aggregate, in cash dividends during fiscal year 2018 and, during such period, also paid $62,985,000 of dividends payable which were declared during fiscal year 2017 and included in current liabilities in the consolidated balance sheet at December 30, 2017. The Company declared and paid $0.38 per share, or $15,938,000 in the aggregate, in cash dividends during fiscal year 2017. Since paying its first cash dividend in August 2005, the Company has paid approximately $319,000,000 in cash dividends in the aggregate to its stockholders.
During fiscal year 2019, the Company purchased 849,068 shares of its Common Stock at a total cost of $88,578,000. During fiscal year 2018, the Company purchased 2,000,000 shares of its Common Stock at a total cost of $208,087,000. During fiscal year 2017, the Company did not purchase any shares of its Common Stock. The Company has used cash provided by operating activities to fund the purchases. Since January 1997, the Company has purchased approximately $1,675,000,000 of its Common Stock under programs authorized by the Board of Directors of the Company in open market and private block transactions. As of December 28, 2019, the

Company may purchase in the aggregate up to 3,000,000 shares of its Common Stock under its authorized stock purchase programs. Long-term debt, including current maturities, was $112,844,000 at December 28, 2019, compared to $128,425,000 at December 29, 2018 and $125,113,000 at December 30, 2017.
Equity was $721,469,000, or 86% of total capitalization (defined as long-term debt including current maturities plus equity), at December 28, 2019, compared to $689,133,000, or 84% of total capitalization, at December 29, 2018 and $653,877,000, or 84% of total capitalization, at December 30, 2017. The increase in equity in fiscal year 2019 was primarily the result of net income, partially offset by purchases of shares of the Company’s Common Stock and dividends declared by the Company in fiscal year 2019. The increase in equity in fiscal year 2018 was primarily the result of net income, partially offset by purchases of shares of the Company’s Common Stock and dividends declared by the Company in fiscal year 2018.
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
At December 28, 2019, the Company had no borrowings outstanding and $34,368,000 of letters of credit outstanding under the Credit Agreement. At December 28, 2019, there was $215,632,000 available for future borrowings under the Credit Agreement. In addition, the Company has $61,503,000 in letters of credit outstanding as collateral for insurance claims that are secured by investments and cash equivalents totaling $68,322,000 at December 28, 2019. Investments, all of which are carried at fair value, include primarily investment-grade bonds and U.S. Treasury obligations having maturities of up to five years. Fair value of investments is based primarily on quoted market prices. See “Notes to Consolidated Financial Statements” included herein for further discussion on measurement of fair value of investments.
Historically, the Company has generated sufficient operating cash flow to meet its debt service requirements, fund continued growth, both organic and through acquisitions, complete or execute share purchases of its Common Stock under authorized share purchase programs, pay dividends and meet working capital needs. As an asset-light provider of integrated transportation management solutions, the Company’s annual capital requirements for operating property are generally for trailing equipment and information technology hardware and software. In addition, a significant portion of the trailing equipment used by the Company is provided by third party capacity providers, thereby reducing the Company’s capital requirements. During fiscal years 2019, 2018 and 2017, the Company acquired $29,054,000, $46,595,000 and $33,560,000, respectively, of trailing equipment by entering into finance leases. During fiscal years 2019, 2018 and 2017, the Company also purchased $19,416,000, $9,747,000 and $15,586,000, respectively, of operating property. Landstar anticipates acquiring either by purchase or lease financing approximately $54,000,000 in operating property in fiscal year 2020, consisting primarily of new trailing equipment to replace older trailing equipment and information technology equipment.
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

On September 20, 2017, the Company completed the Mexican Asset Acquisition, as described in “Notes to Consolidated Financial Statements.” Cash consideration paid in fiscal year 2017 for the acquisition was approximately $8,460,000. In connection with the Mexican Asset Acquisition, the Company assumed approximately $2,200,000 in liabilities consisting of additional contingent purchase price and associated indirect taxes, none of which remained outstanding at December 29, 2018. As it relates to the non-controlling
interests of Landstar Metro and Landstar Servicios, on August 10, 2018, Landstar acquired approximately 9% of each of Landstar Metro and Landstar Servicios from the minority equityholders in connection with the settlement of certain penalties relating to post-closing operating commitments of Fletes Avella to Landstar Metro. In connection with the settlement of several matters relating to the wind-down of the commercial relationship between Fletes Avella, its owners and Landstar Metro, on January 29, 2019, Landstar acquired all of the remaining equity interests in Landstar Metro and Landstar Servicios held by their former minority equityholders. Accordingly, as of such date, Landstar Metro and Landstar Servicios each became wholly owned subsidiaries of the Company. Cash consideration paid in the 2019 fiscal year to purchase these remaining equity interests was $600,000.
Management believes that cash flow from operations combined with the Company’s borrowing capacity under the Credit Agreement will be adequate to meet Landstar’s debt service requirements, fund continued growth, both internal and through acquisitions, pay dividends, complete the authorized share purchase programs and meet working capital needs.
Contractual Obligations and Commitments
At December 28, 2019, the Company’s material obligations and commitments to make future payments under contracts, such as debt and lease agreements, were as follows (in thousands):

Contractual Obligation	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Finance lease obligations	$119,327	$45,670	$53,401	$20,256	$—
Operating lease obligations	3,003	725	1,325	953	—
Purchase obligations	10,127	4,970	3,851	1,306	—

	$132,457	$51,365	$58,577	$22,515	$—

Finance lease obligations above include $6,483,000 of imputed interest. Purchase obligations at December 28, 2019 are primarily commitments for information technology hardware and software. At December 28, 2019, the Company has gross unrecognized tax benefits of $3,014,000. This amount is excluded from the table above as the Company cannot reasonably estimate the period of cash settlement with the respective taxing authorities. At December 28, 2019, the Company has insurance claims liabilities of $78,107,000. This amount is excluded from the table above as the Company cannot reasonably estimate the period of cash settlement on these liabilities. The short-term portion of the insurance claims liability is reported on the consolidated balance sheets primarily on an actuarially determined basis.
Off-Balance
Sheet Arrangements
As of December 28, 2019, the Company had no
off-balance
sheet arrangements that have or are reasonably likely to have a current or future material effect on the Company’s financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.
Legal Matters
On January 25, 2019, a purported class action was filed in the Superior Court of the State of California for the County of San Bernardino against Landstar System, Inc. and Landstar Ranger, Inc. (together, the “Defendants”). The complaint purports to bring this action on behalf of Hany Tanious, as an individual, and “all owner operators who performed work for the Defendants, and who were classified as independent contractors, during the four years preceding the filing of this action through the present.” The complaint asserts claims based on the alleged misclassification of Mr. Tanious as an independent contractor and alleges violations under California law relating to overtime, minimum wage, meal and rest breaks, failure to reimburse certain expenses, wage statements, waiting time and unfair competition. Mr. Tanious was a truck owner-operator and formerly an independent contractor who was a party to an independent contractor operating agreement with Landstar Ranger, Inc. On June 11, 2019, the Defendants filed a Notice of Removal that resulted in the removal of the case from state court to federal court, where it was assigned to Judge Dale S. Fischer of the United State District Court for the Central District of California. On August 22, 2019, the Court issued an order, among other things, striking all class allegations from the complaint and stating that this matter would proceed as an individual action. Due to a number of factors including the preliminary status of this matter, the Company does not believe it is in a position to conclude whether or not there is a reasonable possibility of an adverse outcome in this case or what damages, if any, the plaintiff would be awarded should he prevail on all or any part of his claims. However, the Company believes it has meritorious defenses and it intends to assert these defenses vigorously.

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
Critical Accounting Policies and Estimates
Landstar provides for the estimated costs of self-insured claims primarily on an actuarial basis. The amount recorded for the estimated liability for claims incurred is based upon the facts and circumstances known on the applicable balance sheet date. The ultimate resolution of these claims may be for an amount greater or less than the amount estimated by management. The Company continually revises its existing claim estimates as new or revised information becomes available on the status of each claim. Historically, the Company has experienced both favorable and unfavorable development of prior years’ claims estimates. During fiscal years 2019, 2018 and 2017, insurance and claims costs included $16,679,000, $13,960,000 and $4,144,000 of net unfavorable adjustments to prior years’ claims estimates, respectively. The unfavorable development of prior years’ claims in the 2019 fiscal year related to a number of specific claims and actuarially determined adjustments to prior year commercial trucking loss estimates. The unfavorable development of prior years’ claims in the 2018 fiscal year primarily related to five claims. The unfavorable development of prior years’ claims in the 2017 fiscal year primarily related to five other claims. It is reasonably likely that the ultimate outcome of settling all outstanding claims will be more or less than the estimated claims liability at December 28, 2019.
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
Depending upon the specific type of borrowing, borrowings under the Credit Agreement bear interest based on either (a) the prime rate, (b) the Federal Reserve Bank of New York rate plus 0.5% or (c) the London Interbank Offered Rate, plus 1.25%. As of both December 28, 2019 and December 29, 2018 and during all of fiscal years 2019 and 2018, the Company had no borrowings outstanding under the Credit Agreement.
Long-term investments, all of which are
available-for-sale
and are carried at fair value, include primarily investment-grade bonds and U.S. Treasury obligations having maturities of up to five years. Assuming that the long-term portion of investments remains at $84,838,000, the balance at December 28, 2019, a hypothetical increase or decrease in interest rates of 100 basis points would not have a material impact on future earnings on an annualized basis. Short-term investments consist of short-term investment-grade instruments and the current maturities of investment-grade corporate bonds and U.S. Treasury obligations. Accordingly, any future interest rate risk on these short-term investments would not be material to the Company’s operating results.

Assets and liabilities of the Company’s Canadian and Mexican operations are translated from their functional currency to U.S. dollars using exchange rates in effect at the balance sheet date and revenue and expense accounts are translated at average monthly exchange rates during the period. Adjustments resulting from the translation process are included in accumulated other comprehensive income. Transactional gains and losses arising from receivable and payable balances, including intercompany balances, in the normal course of business that are denominated in a currency other than the functional currency of the operation are recorded in the statements of income when they occur. The assets held at the Company’s Canadian and Mexican subsidiaries at December 28, 2019 were collectively, as translated to U.S. dollars, less than 6% of total consolidated assets. Accordingly, translation gains or losses of 10% or less related to the Canadian and Mexican operations would not be material.

Item 8.	Financial Statements and Supplementary Data
LANDSTAR SYSTEM, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	Dec. 28, 2019	Dec. 29, 2018
ASSETS
Current Assets
Cash and cash equivalents	$319,515	$199,736
Short-term investments	32,901	40,058
Trade accounts receivable, less allowance of $7,284 and $6,413	588,549	691,604
Other receivables, including advances to independent contractors, less allowance of $7,667 and $6,216	35,553	23,744
Other current assets	21,370	16,287

Total current assets	997,888	971,429

Operating property, less accumulated depreciation and amortization of $280,849 and $250,153	285,855	284,032
Goodwill	38,508	38,232
Other assets	105,460	86,871

Total assets	$1,427,711	$1,380,564

LIABILITIES AND EQUITY
Current Liabilities
Cash overdraft	$53,878	$55,339
Accounts payable	271,996	314,134
Current maturities of long-term debt	42,632	43,561
Insurance claims	44,532	40,176
Dividends payable	78,947	—
Accrued compensation	9,884	29,489
Other current liabilities	51,035	53,119

Total current liabilities	552,904	535,818

Long-term debt, excluding current maturities	70,212	84,864
Insurance claims	33,575	30,429
Deferred income taxes and other noncurrent liabilities	49,551	40,320

Equity
Landstar System, Inc. and subsidiary shareholders’ equity:
Common stock, $0.01 par value, authorized 160,000,000 shares, issued 68,083,419 and 67,870,962 shares	681	679
Additional paid-in capital	226,123	226,852
Retained earnings	1,962,161	1,841,279
Cost of 28,609,926 and 27,755,001 shares of common stock in treasury	(1,465,284)	(1,376,111)
Accumulated other comprehensive loss	(2,212)	(5,875)

Total Landstar System, Inc. and subsidiary shareholders’ equity	721,469	686,824
Noncontrolling interest	—	2,309

Total equity	721,469	689,133

Total liabilities and equity	$1,427,711	$1,380,564

See accompanying notes to consolidated financial statements.

3
5

LANDSTAR SYSTEM, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share amounts)

	Fiscal Years Ended
	Dec. 28, 2019	Dec. 29, 2018	Dec. 30, 2017
Revenue	$4,084,577	$4,615,144	$3,646,364
Investment income	5,041	3,816	2,498
Costs and expenses:
Purchased transportation	3,127,474	3,569,961	2,805,109
Commissions to agents	342,226	378,002	297,410
Other operating costs, net of gains on asset sales/dispositions	37,274	31,803	28,687
Insurance and claims	80,319	75,677	62,545
Selling, general and administrative	158,953	188,212	170,583
Depreciation and amortization	44,468	43,570	40,560

Total costs and expenses	3,790,714	4,287,225	3,404,894

Operating income	298,904	331,735	243,968
Interest and debt expense	3,141	3,354	3,166

Income before income taxes	295,763	328,381	240,802
Income taxes	68,060	73,168	63,806

Net income	227,703	255,213	176,996
Less: Net loss attributable to noncontrolling interest	(17)	(68)	(92)

Net income attributable to Landstar System, Inc. and subsidiary	$227,720	$255,281	$177,088

Earnings per common share attributable to Landstar System, Inc. and subsidiary	$5.72	$6.19	$4.22

Diluted earnings per share attributable to Landstar System, Inc. and subsidiary	$5.72	$6.18	$4.21

Average number of shares outstanding:
Earnings per common share	39,786,000	41,273,000	41,938,000

Diluted earnings per share	39,786,000	41,310,000	42,024,000

Dividends per common share	$2.70	$0.63	$1.88

See accompanying notes to consolidated financial statements.

3
6

LANDSTAR SYSTEM, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)

	Fiscal Years Ended
	Dec. 28, 2019	Dec. 29, 2018	Dec. 30, 2017
Net income attributable to Landstar System, Inc. and subsidiary	$227,720	$255,281	$177,088
Other comprehensive income (loss):
Unrealized holding gains (losses) on available-for-sale investments, net of tax expense (benefit) of $561, $(206), $(41)	2,050	(786)	(73)
Foreign currency translation gains (losses)	1,613	(1,927)	—

Other comprehensive income (loss)	3,663	(2,713)	(73)

Comprehensive income attributable to Landstar System, Inc. and subsidiary	$231,383	$252,568	$177,015

See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Fiscal Years Ended
	Dec. 28, 2019	Dec. 29, 2018	Dec. 30, 2017
OPERATING ACTIVITIES
Net income	$227,703	$255,213	$176,996
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of operating property and intangible assets	44,468	43,570	40,560
Non-cash interest charges	253	253	253
Provisions for losses on trade and other accounts receivable	9,831	7,415	7,439
Gains on sales/disposals of operating property	(1,016)	(979)	(774)
Deferred income taxes, net	4,767	2,115	(17,031)
Stock-based compensation	4,236	18,256	7,721
Changes in operating assets and liabilities:
Decrease (increase) in trade and other accounts receivable	81,415	(57,419)	(181,235)
Increase in other assets	(11,395)	(2,962)	(1,966)
(Decrease) increase in accounts payable	(42,138)	22,527	68,859
(Decrease) increase in other liabilities	(17,786)	8,367	22,085
Increase in insurance claims	7,502	1,545	16,056

NET CASH PROVIDED BY OPERATING ACTIVITIES	307,840	297,901	138,963

INVESTING ACTIVITIES
Net change in other short-term investments	(131)	—	—
Sales and maturities of investments	62,922	51,576	56,442
Purchases of investments	(65,922)	(54,041)	(58,504)
Purchases of operating property	(19,416)	(9,747)	(15,586)
Proceeds from sales of operating property	3,991	4,018	4,032
Consideration paid for acquisitions	—	—	(8,460)

NET CASH USED BY INVESTING ACTIVITIES	(18,556)	(8,194)	(22,076)

FINANCING ACTIVITIES
(Decrease) increase in cash overdraft	(1,461)	13,097	5,991
Dividends paid	(27,891)	(88,918)	(15,938)
Proceeds from exercises of stock options	1,056	1,435	3,183
Taxes paid in lieu of shares issued related to stock-based compensation plans	(8,456)	(3,938)	(881)
Purchases of common stock	(88,578)	(208,087)	—
Principal payments on finance lease obligations	(44,635)	(43,283)	(46,751)
Purchase of noncontrolling interest	(600)	—	—
Payment of contingent consideration	—	(985)	—

NET CASH USED BY FINANCING ACTIVITIES	(170,565)	(330,679)	(54,396)

Effect of exchange rate changes on cash and cash equivalents	1,060	(1,708)	1,028

Increase (decrease) in cash and cash equivalents	119,779	(42,680)	63,519
Cash and cash equivalents at beginning of period	199,736	242,416	178,897

Cash and cash equivalents at end of period	$319,515	$199,736	$242,416

See accompanying notes to consolidated financial statements.

3
8

LANDSTAR SYSTEM, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Fiscal Years Ended December 28, 2019,
December 29, 2018 and December 30, 2017
(Dollars in thousands)

	Landstar System, Inc. and Subsidiary Shareholders
			Additional Paid-In Capital				Accumulated Other Comprehensive (Loss) Income	Non- controlling Interests
	Common Stock			Retained Earnings	Treasury Stock at Cost
	Shares	Amount			Shares	Amount			Total
Balance December 31, 2016	67,585,675	$676	$199,414	$1,512,993	25,747,541	$(1,167,437)	$(3,089)	$—	$542,557
Net income (loss)				177,088				(92)	176,996
Dividends ($1.88 per share)				(78,923)					(78,923)
Issuance of stock related to stock-based compensation plans, including excess tax effect	154,705	1	2,464		1,952	(163)			2,302
Stock-based compensation			7,721						7,721
Other comprehensive income							(73)	(344)	(417)
Acquired business and noncontrolling interests								3,641	3,641

Balance December 30, 2017	67,740,380	$677	$209,599	$1,611,158	25,749,493	$(1,167,600)	$(3,162)	$3,205	$653,877
Adoption of accounting standards (Note 1)				773					773
Net income (loss)				255,281				(68)	255,213
Dividends ($0.63 per share)				(25,933)					(25,933)
Purchases of common stock					2,000,000	(208,087)			(208,087)
Transaction with noncontrolling interests			1,078					(1,078)	—
Issuance of stock related to stock-based compensation plans	130,582	2	(2,081)		5,508	(424)			(2,503)
Stock-based compensation			18,256						18,256
Other comprehensive (loss) income							(2,713)	250	(2,463)

Balance December 29, 2018	67,870,962	$679	$226,852	$1,841,279	27,755,001	$(1,376,111)	$(5,875)	$2,309	$689,133
Net income (loss)				227,720				(17)	227,703
Dividends ($2.70 per share)				(106,838)					(106,838)
Purchases of common stock					849,068	(88,578)			(88,578)
Purchase noncontrolling interests			1,842					(2,442)	(600)
Issuance of stock related to stock-based compensation plans	212,457	2	(6,807)		5,857	(595)			(7,400)
Stock-based compensation			4,236						4,236
Other comprehensive income							3,663	150	3,813

Balance December 28, 2019	68,083,419	$681	$226,123	$1,962,161	28,609,926	$(1,465,284)	$(2,212)	$—	$721,469

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
Adoption of Topic 606, “Revenue from Contracts with Customers”
The Company adopted Accounting Standards Update
2014-09
– Revenue from Contracts with Customers (“ASU
2014-09”)
on December 31, 2017 under the modified retrospective transition method resulting in a $773,000 cumulative adjustment to retained earnings. Our reported results for 2019 and 2018 are presented under Topic 606, while our prior periods were not adjusted and are reported under Topic 605 “Revenue Recognition.”
Revenue from Contracts with Customers - Disaggregation of Revenue
During the fiscal year ended December 28, 2019, revenue generated by BCO Independent Contractors, Truck Brokerage Carriers and railroads represented approximately 45%, 47% and 3% respectively, of the Company’s consolidated revenue. Collectively, revenue generated by air and ocean cargo carriers represented approximately 3% of the Company’s consolidated revenue in the fiscal year ended December 28, 2019.
Included
in truck transportation revenue generated by BCO Independent Contractors and Truck Brokerage Carriers during the fiscal year ended December 28, 2019 was $2,371,188,000 hauled via van equipment, $1,295,817,000 hauled via unsided/platform equipment and $98,324,000 of less-than-truckload.
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
During the fiscal year ended December 30, 2017, revenue generated by BCO Independent Contractors, Truck Brokerage Carriers and railroads represented approximately 45%, 48% and 3%, respectively, of the Company’s consolidated revenue. Collectively, revenue generated by air and ocean cargo carriers represented approximately 3% of the Company’s consolidated revenue in the fiscal year ended December 30, 2017. Included in truck transportation revenue generated by BCO Independent Contractors and Truck Brokerage Carriers during the fiscal year ended December 30, 2017 was $2,163,832,000 hauled via van equipment, $1,134,660,000 hauled via unsided/platform equipment and $89,041,000 of less-than-truckload.
Insurance Claim Costs
Landstar provides, primarily on an actuarially determined basis, for the estimated costs of cargo, property, casualty, general liability and workers’ compensation claims both reported and for claims incurred but not reported. For periods prior to May 1, 2019, Landstar retains liability for commercial trucking claims up to $5,000,000 per occurrence and maintains various third party insurance arrangements for liabilities in excess of its $5,000,000 self-insured retention. Effective May 1, 2019, the Company entered into a new three year commercial auto liability insurance arrangement for losses incurred between $5,000,000 and $10,000,000 (the “Initial Excess Policy”) with a third party insurance company. For commercial trucking claims incurred on or after May 1, 2019 through April 30, 2022, the Initial Excess Policy provides for a limit for a single loss of $5,000,000, with an aggregate limit of $10,000,000 for each policy year, an aggregate limit of $15,000,000 for the thirty-six
month term ended April 30, 2022, and options to increase such aggregate limits for pre-established
amounts of additional premium. In the event paid aggregate losses under the Initial Excess Policy during any policy year (May 1 to April 30) exceed $10,000,000, the Company would retain liability of up to $10,000,000 per occurrence, inclusive of its $5,000,000 self-insured retention, for the remainder of such policy year. Moreover, in the event paid aggregate losses under the Initial Excess Policy during the three year period ending April 30, 2022 exceed a pre-determined
threshold amount, the Company would be required to pay additional premium up to a maximum amount of $3,500,000.
As previously disclosed, BCO Independent Contractors with a subsidiary of the Company have been involved in two tragic accidents during the policy year ending April 30, 2020, the first of which occurred in the 2019 third quarter and the second of which occurred in the 2020 first quarter. With respect to the second accident, the Company is still in the process of obtaining all the facts concerning this incident and, as such, it is too soon to estimate the Company’s ultimate financial exposure. The Company’s pre-tax
loss exposure at the time of the second accident included its $5,000,000 self-insured retention and up to $3,500,000 in additional premium relating to aggregate losses above its self-insured retention during the policy year ending April 30, 2020. If, as a result of these or additional accidents, aggregate losses under the Initial Excess Policy during the policy year ending April 30, 2020 exceed $10,000,000, Landstar would retain liability of up to $10,000,000 per occurrence, inclusive of its self-insured retention for commercial trucking claims during the remainder of such policy year.

The Company continues to maintain third party insurance arrangements providing excess coverage on a per occurrence basis for commercial trucking liabilities in excess of $
10,000,000
.
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
Financial Instruments
The Company’s financial instruments include cash equivalents, short and long-term investments, trade and other accounts receivable, accounts payable, other accrued liabilities, and long-term debt plus current maturities (“Debt”). The carrying value of cash equivalents, trade and other accounts receivable, accounts payable, current insurance claims and other accrued liabilities approximates fair value as the assets and liabilities are short term in nature. Short and long-term investments are carried at fair value as further described in Note 4 in the Company’s consolidated financial statements. The Company’s Debt includes borrowings under the Company’s revolving credit facility, to the extent there are any, plus borrowings relating to finance lease obligations used to finance trailing equipment. The interest rates on borrowings under the revolving credit facility are typically tied to short-term LIBOR rates that adjust monthly and, as such, carrying value approximates fair value. Interest rates on borrowings under finance leases approximate the interest rates that would currently be available to the Company under similar terms and, as such, carrying value approximates fair value.

Trade and Other Receivables
The allowance for doubtful accounts for both trade and other receivables represents management’s estimate of the amount of outstanding receivables that will not be collected. Estimates are used to determine the allowance for doubtful accounts for both trade and other receivables and are generally based on specific identification, historical collection results, current economic trends and changes in payment trends. Following is a summary of the activity in the allowance for doubtful accounts for fiscal years ending December 28, 2019, December 29, 2018 and December 30, 2017 (in thousands):

	Balance at Beginning of Period	Charged to Costs and Expenses	Write-offs, Net of Recoveries	Balance at End of Period
For the Fiscal Year Ended December 28, 2019
Trade receivables	$6,413	$4,309	$(3,438)	$7,284
Other receivables	7,211	5,518	(3,923)	8,806
Other non-current receivables	256	4	—	260

	$13,880	$9,831	$(7,361)	$16,350
For the Fiscal Year Ended December 29, 2018
Trade receivables	$6,131	$3,886	$(3,604)	$6,413
Other receivables	6,952	3,520	(3,261)	7,211
Other non-current receivables	251	9	(4)	256

	$13,334	$7,415	$(6,869)	$13,880
For the Fiscal Year Ended December 30, 2017
Trade receivables	$5,161	$3,982	$(3,012)	$6,131
Other receivables	6,549	3,450	(3,047)	6,952
Other non-current receivables	244	7	—	251

	$11,954	$7,439	$(6,059)	$13,334

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
Goodwill
Goodwill represents the excess of the purchase price paid over the fair value of the net assets of acquired businesses. The Company has two reporting units within the transportation logistics segment that report goodwill. The Company reviews its goodwill balance annually for impairment for each reporting unit, unless circumstances dictate more frequent assessments, and in accordance with ASU
2011-08,
Testing Goodwill for Impairment
. ASU
2011-08
permits an initial assessment, commonly referred to as “step zero”, of qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount and also provides a basis for determining whether it is necessary to perform the quantitative analysis required by ASC Topic 350. In the fourth fiscal quarter of 2019, the Company performed the qualitative assessment of goodwill and determined it was more likely than not that the fair value of each of its reporting units would be greater than its carrying amount. Therefore, the Company determined it was not necessary to perform the quantitative goodwill impairment test. Furthermore, there has been no historical impairment of the Company’s goodwill.
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
Share-Based Payments
The Company’s share-based payment arrangements include restricted stock units (“RSU”), stock options, non-vested
restricted stock and Deferred Stock Units. The fair value of an RSU with a performance condition is determined based on the market value of the Company’s Common Stock on the date of grant, discounted for lack of marketability for a minimum post-vesting holding requirement. With respect to RSU awards with a performance condition, the Company reports compensation expense ratably over the life of the award based on an estimated number of units that will vest over the life of the award, multiplied by the fair value of an RSU. The fair value of an RSU with a market condition is determined at the time of grant based on the expected achievement of the market condition at the end of each vesting period. With respect to RSU awards with a market condition, the Company recognizes compensation expense ratably over the requisite service period under an award based on the fair market value of the award at the time of grant, regardless of whether the market condition is satisfied. Previously recognized compensation cost would be reversed, however, if the employee terminated employment prior to completing such requisite service period. The Company estimates the fair value of stock option awards on the date of grant using the Black-Scholes pricing model and recognizes compensation cost for stock option awards expected to vest on a straight-line basis over the requisite service period for the entire award. Forfeitures are estimated at grant date based on historical experience and anticipated employee turnover. The fair values of each share of non-vested
restricted stock issued and Deferred Stock Unit granted are based on the fair value of a share of the Company’s Common Stock on the date of grant and compensation costs for non-vested
restricted stock and Deferred Stock Units are recognized on a straight-line basis over the requisite service period for the award.
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
The following table provides a reconciliation of the average number of common shares outstanding used to calculate earnings per common share attributable to Landstar System, Inc. and subsidiary to the average number of common shares and common share equivalents outstanding used to calculate diluted earnings per share attributable to Landstar System, Inc. and subsidiary (in thousands):

	Fiscal Years
	2019	2018	2017
Average number of common shares outstanding	39,786	41,273	41,938
Incremental shares from assumed exercises of stock options	—	37	86

Average number of common shares and common share equivalents outstanding	39,786	41,310	42,024

For the fiscal years ended December 28, 2019, December 29, 2018 and December 30, 2017,
no
options outstanding to purchase shares of Common Stock were antidilutive. Outstanding RSUs were excluded from the calculation of diluted earnings per share attributable to Landstar System, Inc. and subsidiary for all periods because the performance metric requirements or market condition for vesting had not been satisfied.

Dividends Payable
On December 10, 2019, the Company announced that its Board of Directors declared a special cash dividend of $2.00 per share payable on January 24, 2020, to stockholders of record of its Common Stock as of January 10, 2020. Dividends payable of $78,947,000 related to this special dividend were included in current liabilities in the consolidated balance sheet at December 28, 2019.
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
(2) Acquired Business and Noncontrolling Interests
During 2017, the Company incorporated each of Landstar Metro and Landstar Servicios. On September 20, 2017, Landstar Metro acquired substantially all of the assets (the “Mexican Asset Acquisition”) of the asset-light transportation logistics business of Fletes Avella, S.A. de C.V., a Mexican transportation logistics company (“Fletes Avella”). Cash consideration paid in fiscal year 2017 for the Mexican Asset Acquisition was approximately $8,460,000. At December 30, 2017, there was approximately $1,900,000 in liabilities outstanding consisting of additional contingent purchase price and associated indirect taxes of which approximately $1,000,000 was remitted during the 2018 fiscal year and approximately $900,000 was negated in connection with the settlement of certain purchase price penalties relating to post-closing operating commitments of Fletes Avella to Landstar Metro. In connection with the Mexican Asset Acquisition, individuals affiliated with the seller subscribed in the aggregate for equity interests in Landstar Metro and Landstar Servicios, and, as of December 29, 2018, owned in the aggregate approximately 21% of the equity interests of each of them. The Mexican Asset Acquisition was accounted for as a business combination in accordance with Accounting Standards Codification 805, Business Combinations (“ASC 805”). The resulting goodwill arising from the acquisition was approximately $7,900,000 as of December 28, 2019, and following the purchase of the noncontrolling interests by the Company, 100% of this goodwill is deductible by the Company. Pro forma financial information for prior periods is not presented as the Company does not believe the Mexican Asset Acquisition to be material to consolidated results. The results of operations from Landstar Metro and Landstar Servicios are presented as part of the Company’s transportations logistics segment. During the fiscal year ended December 30, 2017, the Company incurred approximately $1,000,000, or $0.01 per common share ($0.01 per diluted share), in one-time
costs related to the completion of the acquisition and subscription of the non-controlling
interests.
As it relates to the noncontrolling interests of Landstar Metro and Landstar Servicios, on August 10, 2018, Landstar acquired approximately 9% of each of Landstar Metro and Landstar Servicios from the minority equityholders in connection with the settlement of certain penalties relating to post-closing operating commitments of Fletes Avella to Landstar Metro. In connection with the settlement of several matters relating to the wind-down of the commercial relationship between Fletes Avella, its owners and Landstar Metro, on January 29, 2019, Landstar acquired all of the remaining equity interests in Landstar Metro and Landstar Servicios held by their former minority equityholders. Accordingly, as of such date, Landstar Metro and Landstar Servicios each became wholly owned subsidiaries of the Company. Cash consideration paid in the 2019 fiscal year to purchase these remaining equity interests was $600,000.

(3) Other Comprehensive Income
The following table presents the components of and changes in accumulated other comprehensive income attributable to Landstar System, Inc. and subsidiary, net of related income taxes, as of and for the fiscal years ended December 28, 2019, December 29, 2018 and December 30, 2017 (in thousands):

	Unrealized Holding (Losses) Gains on Available-for-Sale Securities	Foreign Currency Translation	Total
Balance as of December 31, 2016	$(71)	$(3,018)	$(3,089)
Other comprehensive loss	(73)	—	(73)

Balance as of December 30, 2017	(144)	(3,018)	(3,162)
Other comprehensive loss	(786)	(1,927)	(2,713)

Balance as of December 29, 2018	(930)	(4,945)	(5,875)
Other comprehensive income	2,050	1,613	3,663

Balance as of December 28, 2019	$1,120	$(3,332)	$(2,212)

Amounts reclassified from accumulated other comprehensive income to investment income due to the realization of previously unrealized gains and losses in the accompanying consolidated statements of income were not significant for the fiscal years ended December 28, 2019, December 29, 2018 and December 30, 2017.

(4) Investments
Investments include primarily investment-grade corporate bonds and U.S. Treasury obligations having maturities of up to five years (the “bond portfolio”) and money market investments. Investments in the bond portfolio are reported as available-for-sale
and are carried at fair value. Investments maturing less than one year from the balance sheet date are included in short-term investments and investments maturing more than one year from the balance sheet date are included in other assets in the consolidated balance sheets. Management performs an analysis of the nature of the unrealized losses on available-for-sale
investments to determine whether such losses are other-than-temporary. Unrealized losses, representing the excess of the purchase price of an investment over its fair value as of the end of a period, considered to be other-than-temporary, are to be included as a charge in the statement of income, while unrealized losses considered to be temporary are to be included as a component of equity. Investments whose values are based on quoted market prices in active markets are classified within Level 1. Investments that trade in markets that are not considered to be active, but are valued based on quoted market prices, are classified within Level 2. As Level 2 investments include positions that are not traded in active markets, valuations may be adjusted to reflect illiquidity and/or non-transferability,
which are generally based on available market information. Any transfers between levels are recognized as of the beginning of any reporting period. Fair value of the bond portfolio was determined using Level 1 inputs related to U.S. Treasury obligations and money market investments and Level 2 inputs related to investment-grade corporate bonds, asset-backed securities and direct obligations of government agencies. Unrealized gains, net of unrealized losses, on the investments in the bond portfolio were $1,427,000 at December 28, 2019, while unrealized losses, net of unrealized gains, on the investments in the bond portfolio were $1,184,000 at December 29, 2018.

The amortized cost and fair values of
available-for-sale
investments are as follows at December 28, 2019 and December 29, 2018 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 28, 2019

Money market investments	$15,691	$—	$—	$15,691
Asset-backed securities	572	—	1	571
Corporate bonds and direct obligations of government agencies	97,583	1,465	44	99,004
U.S. Treasury obligations	2,335	12	5	2,342

Total	$116,181	$1,477	$50	$117,608

December 29, 2018

Money market investments	$11,714	$—	$—	$11,714
Asset-backed securities	624	—	4	620
Corporate bonds and direct obligations of government agencies	101,021	33	1,213	99,841

Total	$113,359	$33	$1,217	$112,175

For those
available-for-sale
investments with unrealized losses at December 28, 2019 and December 29, 2018, the following table summarizes the duration of the unrealized loss (in thousands):

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
December 28, 2019

Asset-backed securities	$571	$1	$—	$—	$571	$1
Corporate bonds and direct obligations of government agencies	8,728	41	4,260	3	12,988	44
U.S. Treasury obligations	1,226	5	—	—	1,226	5

Total	$10,525	$47	$4,260	$3	$14,785	$50

December 29, 2018

Asset-backed securities	$—	$—	$620	$4	$620	$4
Corporate bonds and direct obligations of government agencies	45,960	354	42,803	859	88,763	1,213

Total	$45,960	$354	$43,423	$863	$89,383	$1,217

The Company expects to recover the amortized cost basis of these securities as it does not intend to sell, and does not anticipate being required to sell, these securities before recovery of the cost basis. For these reasons, the Company does not consider the unrealized losses on these securities to be other-than-temporary at December 28, 2019.
Short-term investments include $32,770,000 in current maturities of investments and $131,000 of cash equivalents held by the Company’s insurance segment at December 29, 2018. The non-current
portion of the bond portfolio of $84,838,000 is included in other assets. The short-term investments, together with $35,421,000 of non-current
investments, provide collateral for the $61,503,000 of letters of credit issued to guarantee payment of insurance claims.
Investment income represents the earnings on the insurance segment’s assets. Investment income earned from the assets of the insurance segment are included as a component of operating income as the investment of these assets is critical to providing collateral, liquidity and earnings with respect to the operation of the Company’s insurance programs.

(5) Income Taxes
The provisions for income taxes consisted of the following (in thousands):

	Fiscal Years
	2019	2018	2017
Current:
Federal	$52,422	$60,650	$72,025
State	10,367	9,410	8,312
Foreign	504	993	500

Total current	$63,293	$71,053	$80,837

Deferred:
Federal	$4,212	$1,730	$(17,110)
State	555	385	79

Total deferred	$4,767	$2,115	$(17,031)

Income taxes	$68,060	$73,168	$63,806

On December 22, 2017, the President of the United States signed into law the Tax Reform Act. The legislation significantly changed U.S. tax law by, among other things, lowering corporate income tax rates, implementing a territorial tax system and imposing a repatriation tax on deemed repatriated earnings of foreign subsidiaries. With respect to the change in corporate tax rates, the Tax Reform Act permanently reduced the U.S. corporate income tax rate from a maximum of 35% to a flat 21% rate, effective January 1, 2018. In connection with this reduction in the U.S. corporate income tax rate, the Company revalued its ending net deferred tax liabilities at December 30, 2017 resulting in a provisional $20,430,000 tax benefit in the Company’s consolidated statement of income for the fiscal year ended December 30, 2017. With respect to the repatriation tax on deemed repatriated earnings of foreign subsidiaries, the Tax Reform Act provided for a one-time
deemed mandatory repatriation of post-1986 undistributed foreign subsidiary earnings and profits (“E&P”) through the fiscal year ended December 31, 2017. The Company had an estimated $17,981,000 of undistributed foreign E&P at the Company’s Canadian subsidiary, Landstar Canada, Inc., subject to the deemed mandatory repatriation and, accordingly, recognized a provisional $900,000 of income tax expense in the Company’s consolidated statement of income for the fiscal year ended December 30, 2017. After the utilization of existing tax credits, the Company paid U.S. federal cash taxes of approximately $500,000 on the deemed mandatory repatriation in 2018.
On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Reform Act. The Company recognized the provisional tax impacts related to deemed repatriated earnings and the revaluation of deferred tax assets and liabilities and included these amounts in its consolidated financial statements for the fiscal year ended December 30, 2017. The accounting was complete when the 2017 U.S. corporate income tax return was filed in 2018 and no significant adjustments were made to the previously recognized provisional amounts.
Also during fiscal year 2017, the Company adopted ASU
2016-09.
As required by ASU
2016-09,
the Company recognized $3,019,000, $2,060,000 and $1,299,000 of excess tax benefits on stock-based awards in its provision for income taxes in the 2019, 2018 and 2017 fiscal years, respectively.
Temporary differences and carryforwards which gave rise to deferred tax assets and liabilities consisted of the following (in thousands):

	Dec. 28, 2019	Dec. 29, 2018
Deferred tax assets:
Receivable valuations	$4,004	$3,414
Share-based payments	2,923	5,286
Self-insured claims	3,565	4,201
Other	2,935	3,843

Total deferred tax assets	$13,427	$16,744

Deferred tax liabilities:
Operating property	$49,669	$48,553
Goodwill	4,223	3,812
Other	1,531	1,608

Total deferred tax liabilities	$55,423	$53,973

Net deferred tax liability	$41,996	$37,229

The following table summarizes the differences between income taxes calculated at the federal income tax rates of 21% for 2019 and 2018, respectively, and 35% for 2017 on income before income taxes and the provisions for income taxes (in thousands):

	Fiscal Years
	2019	2018	2017
Income taxes at federal income tax rate	$62,110	$68,960	$84,281
State income taxes, net of federal income tax benefit	8,876	7,713	5,417
Non-deductible executive compensation	—	1,012	—
Meals and entertainment exclusion	644	719	1,021
Share-based payments	(3,093)	(2,138)	(1,549)
Section 199 deductions and R&D credits	(714)	(3,309)	(5,546)
Tax Reform Act	—	—	(19,530)
Other, net	237	211	(288)

Income taxes	$68,060	$73,168	$63,806

The Company files a consolidated U.S. federal income tax return. The Company or its subsidiaries file state tax returns in the majority of the U.S. state tax jurisdictions. With few exceptions, the Company and its subsidiaries are no longer subject to U.S. federal or state income tax examinations by tax authorities for 2015 and prior years. The Company’s wholly owned Canadian subsidiary, Landstar Canada, Inc., is subject to Canadian income and other taxes. The Company’s wholly owned Mexican subsidiaries, Landstar Holdings, S. de R.L.C.V., Landstar Metro, S.A.P.I. de C.V. and Landstar Metro Servicios S.A.P.I. de C.V. are subject to Mexican and U.S. income and other taxes.

As of December 28, 2019 and December 29, 2018, the Company had $2,253,000 and $2,403,000, respectively, of net unrecognized tax benefits representing the provision for the uncertainty of certain tax positions plus a component of interest and penalties. Estimated interest and penalties on the provision for the uncertainty of certain tax positions is included in income tax expense. At December 28, 2019 and December 29, 2018 there was $690,000 and $653,000, respectively, accrued for estimated interest and penalties related to the uncertainty of certain tax positions. The Company does not currently anticipate any significant increase or decrease to the unrecognized tax benefit during fiscal year 2020.
The following table summarizes the rollforward of the total amounts of gross unrecognized tax benefits for fiscal years 2019 and 2018 (in thousands):

	Fiscal Years
	2019	2018
Gross unrecognized tax benefits – beginning of the year	$3,519	$4,812
Gross increases related to current year tax positions	468	714
Gross increases related to prior year tax positions	469	370
Gross decreases related to prior year tax positions	(295)	(1,575)
Settlements	(356)	(159)
Lapse of statute of limitations	(791)	(643)

Gross unrecognized tax benefits – end of the year	$3,014	$3,519

Landstar paid income taxes of $67,317,000 in fiscal year 2019, $75,124,000 in fiscal year 2018 and $86,607,000 in fiscal year 2017.
(6) Operating Property
Operating property is summarized as follows (in thousands):

	Dec. 28, 2019	Dec. 29, 2018
Land	$15,834	$15,259
Buildings and improvements	58,484	58,018
Trailing equipment	425,595	398,404
Other equipment	66,791	62,504

Total operating property, gross	566,704	534,185
Less accumulated depreciation and amortization	280,849	250,153

Total operating property, net	$285,855	$284,032

Included
above is $222,993,000 in fiscal year 2019 and $241,382,000 in fiscal year 2018 of operating property under finance
leases, $156,439,000 and $173,938,000, respectively, net of accumulated depreciation and amortization. Landstar acquired operating property by entering into finance
leases in the amount of $29,054,000 in fiscal year 2019, $46,595,000 in fiscal year 2018 and $33,560,000 in fiscal year 2017.
(7) Retirement Plan
Landstar sponsors an Internal Revenue Code section 401(k) defined contribution plan for the benefit of U.S. domiciled full-time employees who have completed six months
of service. Eligible employees make voluntary contributions up to 75% of their base salary, subject to certain limitations. Landstar contributes an amount equal to 100% of the first 3% and 50% of the next 2% of such contributions, subject to certain limitations.
The expense for the Company-sponsored defined contribution plan included in selling, general and administrative expense was $2,427,000 in fiscal year 2019, $2,147,000 in fiscal year 2018 and $2,056,000 in fiscal year 2017.
(8) Debt
Other than the
finance
lease obligations as presented on the consolidated balance sheets, the Company had no
outstanding debt as of December 28, 2019 and December 29, 2018.
On
June 2, 2016
, Landstar entered into a credit agreement with a syndicate of banks and JPMorgan Chase Bank, N.A., as administrative agent (the “Credit Agreement”). The Credit Agreement, which matures on
June 2, 2021
, provides $250,000,000 of borrowing capacity in the form of a revolving credit facility, $50,000,000 of which may be utilized in the form of letter of credit guarantees. The Credit Agreement includes an “accordion” feature providing for a possible increase up to an aggregate borrowing amount of $
400,000,000
. The Company’s prior credit agreement was terminated on June
2
,
2016
. Borrowings under the Credit Agreement are unsecured, however, all but four of the Company’s U.S. subsidiaries guarantee the obligations under the Credit Agreement along with Signature Insurance Company. On February
2
,
2018
,
Landstar
entered into an amendment to the Credit Agreement whereby
Landstar
Canada Holdings, Inc., the U.S. parent of
Landstar
Canada, and
Landstar
MH I, LLC, the U.S. parent of
Landstar
Holdings, S. de R.L.C.V.,
Landstar
Metro and
Landstar
Servicios
, in lieu of providing a guarantee of the obligations under the Credit Agreement, granted to the administrative agent, for the benefit of the bank syndicate, a first-priority, perfected pledge and security interest in
65
% of each series of its outstanding voting capital stock and
100
% of each series of its outstanding
non-voting
capital stock. Any future amounts that may become outstanding under the Credit Agreement are payable on June
2
,
2021
, the maturity date of the Credit Agreement.
Depending upon the specific type of borrowing, borrowings under the Credit Agreement bear interest based on either (a) the prime rate, (b) the Federal Reserve Bank of New York rate plus 0.5% or (c) the London Interbank Offered Rate, plus 1.25%. The unused portion of the revolving credit facility under the Credit Agreement carries a commitment fee determined based on the level of the Leverage Ratio. The commitment fee for the unused portion of the revolving credit facility under the Credit Agreement ranges from .15% to .25%, based
on achieving certain levels of the Leverage Ratio. As of December 28, 2019 and December 29, 2018, the Company had
no
borrowings outstanding under the Credit Agreement.
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

The
interest
rates on borrowings under the revolving credit facility are typically tied to short-term LIBOR rates that adjust monthly and, as such, carrying value approximates fair value. Interest rates on borrowings under finance leases approximate the interest rates that would currently be available to the Company under similar terms and, as such, carrying value approximates fair value.
Landstar paid interest of $4,439,000 in fiscal year 2019, $3,761,000 in fiscal year 2018 and $3,891,000 in fiscal year 2017.
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

The components of lease cost for finance leases and operating leases as of December 28, 2019 were (in thousands):

Finance leases:
Amortization of right-of-use assets	$25,298
Interest on lease liability	3,654

Total finance lease cost	28,952

Operating leases:
Lease cost	4,726
Variable lease cost	—
Sublease income	(5,216)

Total operating lease (income)/cost	(490)

Total lease cost	$28,462

Total sublease rent income, net of rent expense, under operating leases was $868,000 in fiscal year 2018 and $1,419,000 in fiscal year 2017.

A summary of the lease classification on our consolidated balance sheet as of December 28, 2019 is as follows (in thousands):
Assets:

Operating lease right-of-use assets	Other assets	$2,745
Finance lease assets	Operating property, less accumulated depreciation and amortization	156,439

Total lease assets		$159,184

Liabilities:
The following table reconciles the undiscounted cash flows for the finance and operating leases to the finance and operating lease liabilities recorded on the balance sheet at December 28, 2019 (in thousands):

	Finance Leases	Operating Leases
2020	$45,670	$725
2021	31,278	662
2022	22,123	663
2023	15,100	531
2024	5,156	422
Thereafter	—	—

Total future minimum lease payments	119,327	3,003
Less amount representing interest (2.1% to 4.4%)	6,483	258

Present value of minimum lease payments	$112,844	$2,745

Current maturities of long-term debt	42,632
Long-term debt, excluding current maturities	70,212
Other current liabilities		710
Deferred income taxes and other noncurrent liabilities		2,035

The weighted average remaining lease term and the weighted average discount rate for finance and operating leases as of December 28, 2019 were:

	Finance Leases	Operating Leases
Weighted average remaining lease term (years)	3.3	4.5
Weighted average discount rate	3.2%	4.0%

(10) Share-Based Payment Arrangements
As of December 28, 2019, the Company had
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

	Fiscal Years
	2019	2018	2017
Total cost of the Plans during the period	$4,236	$18,256	$7,721
Amount of related income tax benefit recognized during the period	(4,130)	(6,610)	(3,285)

Net cost of the Plans during the period	$106	$11,646	$4,436

Included in income tax benefits recognized in the fiscal years ended December 28, 2019, December 29, 2018 and December 30, 2017 were excess tax benefits from stock-based awards of $3,019,000, $2,060,000 and $1,299,000, respectively. Also included in income tax benefits recognized in the fiscal years ended December 28, 2019, December 29, 2018 and December 30, 2017 were income tax benefits of $74,000, $84,000 and $339,000, respectively, recognized on disqualifying dispositions of the Company’s Common Stock by employees who obtained shares of Common Stock through exercises of incentive stock options.

As of December 28, 2019, there were 66,454 shares of the Company’s Common Stock reserved for issuance under the 2013 DSCP and 3,959,718 shares of the Company’s Common Stock reserved for issuance in the aggregate under the ESOSIP and 2011 EIP.
Restricted Stock Units
The following table summarizes information regarding the Company’s outstanding restricted stock unit (“RSU”) awards with either a performance condition or a market condition under the Plans:

	Number of RSUs	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2016	378,238	$50.46
Granted	67,913	$76.81
Forfeited	(58,779)	$46.00

Outstanding at December 30, 2017	387,372	$55.75
Granted	65,824	$95.94
Vested	(67,971)	$53.92
Forfeited	(92,880)	$52.36

Outstanding at December 29, 2018	292,345	$66.31
Granted	68,820	$89.34
Shares earned in excess of target (1)	71,172	$54.78
Vested shares, including shares earned in excess of target	(226,981)	$53.27
Forfeited	(6,481)	$86.60

Outstanding at December 28, 2019	198,875	$84.37

(1)	Represents shares earned in excess of target under the January 27, 2015 and January 29, 2016 RSU awards as actual results exceeded the target under both awards as a result of fiscal year 2018 results and under the May 1, 2015 RSU award as total shareholder return exceeded the target under the award.

During fiscal years 2017, 2018 and 2019 the Company granted RSUs with a performance condition. During fiscal years 2018 and 2019, the Company also issued RSUs with a market condition, as further described below.

RSUs with a performance condition granted on February 1, 2019 may vest on January 31 of 2022, 2023 and 2024. RSUs with a performance condition granted on February 2, 2018 may vest on January 31 of 2021, 2022 and 2023. RSUs with a performance condition granted on February 2, 2017 may vest on January 31 of 2020, 2021 and 2022. RSUs with a performance condition granted on February 1, 2019 and February 2, 2018 vest based on growth in operating income and pre-tax
income per diluted share from continuing operations attributable to Landstar System, Inc. and subsidiary as compared to a base year, being the year immediately preceding the year of grant. RSUs with a performance condition granted on February 2, 2017 vest based on growth in operating income and diluted earnings per share from continuing operations attributable to Landstar System, Inc. and subsidiary as compared to a base year, being the year immediately preceding the year of grant. At the time of grant, the target number of common shares available for issuance under the February 1, 2019, February 2, 2018 and February 2, 2017 grants equals 100% of the number of RSUs granted, and the maximum number of common shares available for issuance under the February 1, 2019, February 2, 2018 and February 2, 2017 grants equals 200% of the number of RSUs credited to the recipient. In the event actual results exceed the target, the number of shares that will be granted will exceed the number of RSUs granted. The fair value of an RSU with a performance condition was determined based on the market value of the Company’s Common Stock on the date of grant, discounted for lack of marketability for a minimum post-vesting holding requirement. The discount rate due to lack of marketability used for RSU award grants with a performance condition for all periods was 7%. With respect to RSU awards with a performance condition, the Company reports compensation expense over the life of the award based on an estimated number of units that will vest over the life of the award, multiplied by the fair value of an RSU at the time of grant.
During fiscal year 2019, the Company granted 9,725 RSUs that vest based on a market condition. During fiscal year 2018, the Company granted 9,324 RSUs that vest based on a market condition. The RSUs granted in 2019 may vest on June 30 of 2023, 2024 and 2025, and the RSUs granted in 2018 may vest on June 30 of 2022, 2023 and 2024, in each case based on the Company’s total shareholder return (“TSR”) compound annual growth rate over the vesting periods, adjusted to reflect dividends (if any) paid during such periods and capital adjustments as may be necessary. The maximum number of common shares available for issuance under each grant equals 150% of the number of RSUs granted. The fair value of each RSU award was determined at the time of grant based on the expected achievement of the market condition at the end of each vesting period. With respect to these RSU awards, the Company reports compensation expense ratably over the life of the award based on an estimated number of units that will vest over the life of the award, multiplied by the fair value of the RSU. Previously recognized compensation cost would be reversed only if the employee terminated employment prior to completing the requisite service period.
The Company recognized approximately $1,557,000, $15,985,000 and $5,849,000 of share-based compensation expense related to RSU awards in fiscal years 2019, 2018 and 2017, respectively. As of December 28, 2019, there was a maximum of $27.4 million of total unrecognized compensation cost related to RSU awards granted under the Plans with an expected average remaining life of approximately 3.0 years. With respect to RSU awards with a performance condition, the amount of future compensation expense to be recognized will be determined based on future operating results.
Stock Options
The Company did not grant any stock options during its 2017, 2018 or 2019 fiscal years. Options outstanding under the Plans generally become exercisable in either five equal annual installments commencing on the first anniversary of the date of grant or 100% on the fifth anniversary from the date of grant, subject to acceleration in certain circumstances. All options granted under the Plans expire on the tenth anniversary of the date of grant. Under the Plans, the exercise price of each option equals the fair market value of the Company’s Common Stock on the date of grant.
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

The following table summarizes information regarding the Company’s outstanding stock options under the Plans:

	Options Outstanding		Options Exercisable
	Number of Options	Weighted Average Exercise Price per Share	Number of Options	Weighted Average Exercise Price per Share
Options at December 31, 2016	372,561	$48.24	282,461	$46.39
Exercised	(180,321)	$47.01
Forfeited	(3,200)	$52.47

Options at December 30, 2017	189,040	$49.34	169,240	$48.50
Exercised	(99,926)	$48.36

Options at December 29, 2018	89,114	$50.44	88,114	$50.35
Exercised	(44,647)	$49.64

Options at December 28, 2019	44,467	$51.24	44,467	$51.24

The following tables summarize stock options outstanding and exercisable at December 28, 2019:

	Options Outstanding
Range of Exercise Prices Per Share	Number Outstanding	Weighted Average Remaining Contractual Term (years)	Weighted Average Exercise Price per Share
$ 37.07 - $ 40.00	2,900	0.1	$37.07
$ 40.01 - $ 45.00	7,500	1.1	$41.80
$ 45.01 - $ 56.40	34,067	2.7	$54.52

	44,467	2.2	$51.24

	Options Exercisable
Range of Exercise Prices Per Share	Number Exercisable	Weighted Average Remaining Contractual Term (years)	Weighted Average Exercise Price per Share
$ 37.07 - $ 40.00	2,900	0.1	$37.07
$ 40.01 - $ 45.00	7,500	1.1	$41.80
$ 45.01 - $ 56.40	34,067	2.7	$54.52

	44,467	2.2	$51.24

At December 28, 2019, the total intrinsic value of options outstanding and exercisable was $2,754,000. The total intrinsic value of stock options exercised during fiscal years 2019, 2018 and 2017 was $2,683,000, $6,715,000 and $7,599,000, respectively.
As of December 28, 2019, there was no unrecognized compensation cost related to non-vested
stock options granted under the Plans.
Non-vested
Restricted Stock and Deferred Stock Units
The 2011 EIP provides the Compensation Committee of the Board of Directors with the authority to issue shares of Common Stock of the Company, subject to certain vesting and other restrictions on transfer (“restricted stock”).
The following table summarizes information regarding the Company’s outstanding shares of non-vested
restricted stock and Deferred Stock Units (defined below) under the Plans:

	Number of Shares and Deferred Stock Units	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2016	28,409	$58.91
Granted	42,573	$84.47
Vested	(16,227)	$61.50

Non-vested at December 30, 2017	54,755	$78.02
Granted	22,803	$113.35
Vested	(19,814)	$75.11
Forfeited	(1,757)	$71.12

Non-vested at December 29, 2018	55,987	$93.66
Granted	30,338	$102.76
Vested	(21,517)	$92.70

Non-vested at December 28, 2019	64,808	$98.24

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
As of December 28, 2019, there was $3,623,000 of total unrecognized compensation cost related to non-vested
shares of restricted stock and Deferred Stock Units granted under the Plans. The unrecognized compensation cost related to these non-vested
shares of restricted stock and Deferred Stock Units is expected to be recognized over a weighted average period of 2.0 years.
Directors’ Stock Compensation Plan
Directors of the Company who are not employees of the Company (each an “Eligible Director”) are entitled under the 2013 DSCP to receive a grant of such number of restricted shares of the Company’s Common Stock or Deferred Stock Units equal to the quotient of $110,000 divided by the fair market value of a share of Common Stock on the date immediately following the date of each annual meeting of the stockholders of the Company (an “Annual Meeting”). In fiscal year 2019, 5,240 restricted shares and 1,048 Deferred Stock Units were granted to Eligible Directors. In fiscal year 2018, 4,950 restricted shares and 990 Deferred Stock Units were granted to Eligible Directors. In fiscal year 2017, 6,575 restricted shares and 1,315 Deferred Stock Units were granted to Eligible Directors. Restricted shares and Deferred Stock Units granted in 2017, 2018 and 2019 vest on the date of the next Annual Meeting. During fiscal years 2019, 2018 and 2017, $660,000, $660,000 and $651,000, respectively, of compensation cost was recorded for the grant of these restricted shares and Deferred Stock Units.

(11) Equity
On December 11, 2017, the Landstar System, Inc. Board of Directors authorized the Company to purchase up to 1,963,875 shares of the Company’s Common Stock from time to time in the open market and in privately negotiated transactions. On January 23, 2019, the Landstar System, Inc. Board of Directors authorized the Company to purchase up to 1,000,000 additional shares of the Company’s Common Stock from time to time in the open market and in privately negotiated transactions. On December 9, 2019, the Landstar System, Inc. Board of Directors authorized the Company to purchase up to 1,849,068 additional shares of the Company’s Common Stock from time to time in the open market and in privately negotiated transactions. As of December 28, 2019, the Company had authorization to purchase in the aggregate up to 3,000,000 shares of its Common Stock under these programs. No specific expiration date has been assigned to the December 11, 2017, January 23, 2019 or December 9, 2019 authorizations. During fiscal year 2019, Landstar purchased a total of 849,068 shares of its Common Stock at a total cost of $88,578,000 pursuant to its previously announced stock purchase programs.
The Company has 2,000,000 shares of preferred stock authorized and unissued.
(12) Commitments and Contingencies
At December 28, 2019, in addition to the $61,503,000 letters of credit secured by investments, Landstar had $34,368,000 of letters of credit outstanding under the Company’s Credit Agreement.
On January 25, 2019, a purported class action was filed in the Superior Court of the State of California for the County of San Bernardino against Landstar System, Inc. and Landstar Ranger, Inc. (together, the “Defendants”). The complaint purports to bring this action on behalf of Hany Tanious, as an individual, and “all owner operators who performed work for the Defendants, and who were classified as independent contractors, during the four years preceding the filing of this action through the present.” The complaint asserts claims based on the alleged misclassification of Mr. Tanious as an independent contractor and alleges violations under California law relating to overtime, minimum wage, meal and rest breaks, failure to reimburse certain expenses, wage statements, waiting time and unfair competition. Mr. Tanious was a truck owner-operator and formerly an independent contractor who was a party to an independent contractor operating agreement with Landstar Ranger, Inc. On June 11, 2019, the Defendants filed a Notice of Removal that resulted in the removal of the case from state court to federal court, where it was assigned to Judge Dale S. Fischer of the United State District Court for the Central District of California. On August 22, 2019, the Court issued an order, among other things, striking all class allegations from the complaint and stating that this matter would proceed as an individual action. Due to a number of factors including the preliminary status of this matter, the Company does not believe it is in a position to conclude whether or not there is a reasonable possibility of an adverse outcome in this case or what damages, if any, the plaintiff would be awarded should he prevail on all or any part of his claims. However, the Company believes it has meritorious defenses and it intends to assert these defenses vigorously.
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
(13) Segment Information
Landstar markets its integrated transportation management solutions primarily through independent commission sales agents and exclusively utilizes third party capacity providers to transport customers’ freight. Landstar’s independent commission sales agents enter into contractual arrangements with the Company and are responsible for locating freight, making that freight available to Landstar’s capacity providers and coordinating the transportation of the freight with customers and capacity providers. The Company’s third party capacity providers consist of independent contractors who provide truck capacity to the Company under exclusive lease arrangements (the “BCO Independent Contractors”), unrelated trucking companies who provide truck capacity to the Company under non-exclusive
contractual arrangements (the “Truck Brokerage Carriers”), air cargo carriers, ocean cargo carriers and railroads. Through this network of agents and capacity providers linked together by Landstar’s information technology systems, Landstar operates an integrated transportation management solutions business primarily throughout North America with revenue of $4.1 billion during the most recently completed fiscal year. The Company reports the results of two operating segments: the transportation logistics segment and the insurance segment.

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
No single customer accounted for more than 10% of the Company’s consolidated revenue in fiscal years 2019, 2018 and 2017. Substantially all of the Company’s revenue is generated in North America, primarily through customers located in the United States.

The following tables summarize information about the Company’s reportable business segments as of and for the fiscal years ending December 28, 2019, December 29, 2018 and December 30, 2017 (in thousands):

	Transportation Logistics	Insurance	Total
2019
External revenue	$4,028,336	$56,241	$4,084,577
Internal revenue		46,587	46,587
Investment income		5,041	5,041
Interest and debt expense	3,141		3,141
Depreciation and amortization	44,468		44,468
Operating income	258,742	40,162	298,904
Expenditures on long-lived assets	19,416		19,416
Goodwill	38,508		38,508
Finance lease additions	29,054		29,054
Total assets	1,168,944	258,767	1,427,711

2018
External revenue	$4,562,796	$52,348	$4,615,144
Internal revenue		37,872	37,872
Investment income		3,816	3,816
Interest and debt expense	3,354		3,354
Depreciation and amortization	43,570		43,570
Operating income	303,426	28,309	331,735
Expenditures on long-lived assets	9,747		9,747
Goodwill	38,232		38,232
Finance lease additions	46,595		46,595
Total assets	1,175,040	205,524	1,380,564

2017
External revenue	$3,599,382	$46,982	$3,646,364
Internal revenue		37,110	37,110
Investment income		2,498	2,498
Interest and debt expense	3,166		3,166
Depreciation and amortization	40,560		40,560
Operating income	209,615	34,353	243,968
Expenditures on long-lived assets	15,586		15,586
Goodwill	39,065		39,065
Finance lease additions	33,560		33,560
Total assets	1,132,766	219,694	1,352,460

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

The following table summarizes the effect of the increase in the cost of insurance claims resulting from unfavorable development of prior year self-insured claims estimates on operating income, net income attributable to Landstar System, Inc. and subsidiary and earnings per share attributable to Landstar System, Inc. and subsidiary set forth in the consolidated statements of income for the fiscal years ended December 28, 2019, December 29, 2018 and December 30, 2017 (in thousands, except per share amounts):

	Fiscal Years Ended
	December 28, 2019	December 29, 2018	December 30, 2017
Operating income	$16,679	$13,960	$4,144
Net income attributable to Landstar System, Inc. and subsidiary	$12,683	$10,582	$2,578

Earnings per share attributable to Landstar System, Inc. and subsidiary	$0.32	$0.26	$0.06

Diluted earnings per share attributable to Landstar System, Inc. and subsidiary	$0.32	$0.26	$0.06

The unfavorable development of prior years’ claims in the fiscal year ended December 28, 2019 was attributable to several claims as well as actuarially determined adjustments to prior year commercial trucking loss estimates. The unfavorable development of prior years’ claims in the fiscal year ended December 29, 2018 was primarily attributable to five claims.
(15) Recent Accounting Pronouncements
Adoption of New Accounting Standards
In February 2016, the FASB issued Accounting Standards Update
2016-02
–
Leases
(“ASU
2016-02”),
amended by ASU
2018-11,
Leases
(Topic 842):
Targeted Improvements
. ASU
2016-02
requires a company to recognize a
right-of-use
asset and lease liability for the obligation to make lease payments measured as the present value of the lease payments for all leases with terms greater than twelve months. The ASU requires adoption using a modified retrospective transition approach with either (1) periods prior to the adoption date being recast or (2) a cumulative-effect adjustment recognized to the opening balance of retained earnings on the adoption date with prior periods not recast. The Company adopted this standard on December 30, 2018 using the cumulative-effect adjustment approach. No cumulative-effect adjustment was recognized as the amount was not material. The Company had $2,745,000 in right-of-use
assets and corresponding lease obligations as of December 28, 2019. See Note 9 for corresponding disclosures required under Topic 842.
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
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Landstar System, Inc. and subsidiary (the Company) as of December 28, 2019 and December 29, 2018, the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the fiscal years ended December 28, 2019, December 29, 2018, and December 30, 2017, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 28, 2019 and December 29, 2018, and the results of its operations and its cash flows for each of the fiscal years ended December 28, 2019, December 29, 2018, and December 30, 2017, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 28, 2019, based on criteria established in
Internal Control – Integrated Framework (2013)
 issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 21, 2020 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Change in Accounting Principle
As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for revenue recognition as of December 31, 2017 due to the adoption of Accounting Standards Codification 606,
Revenue from Contracts with Customers.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgment. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Evaluation of the self-insurance claims liability
As discussed in Note 1 to the consolidated financial statements, the liability for self-insurance claims primarily represents the actuarially determined estimated costs of cargo, property, casualty, general liability, and workers’ compensation claims, both reported and for claims incurred but not reported, up to the Company’s retained amount per claim. The Company’s estimated costs include assumptions regarding the frequency and severity of claims and are based upon the facts and circumstances known as of the applicable balance sheet date. The Company’s liability for self-insurance claims as of December 28, 2019 was $78,107,000.

We identified the evaluation of the self-insurance claims liability as a critical audit matter. Specialized skills were needed to evaluate the Company’s estimate of the self-insurance claims liability, which included assumptions related to the potential for the development in future periods of claims incurred as of the balance sheet date and the impact of those developments on the estimated liability associated with such claims. In addition, a higher degree of subjective auditor judgment was required to evaluate the Company’s estimate of the self-insurance claims liability due to the inherent uncertainty in the frequency and severity of claims.
The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s self-insurance claims process, including controls to develop the assumptions used to estimate the self-insurance claims liability. We involved an actuarial professional with specialized skills and knowledge, who assisted in assessing the actuarial model used by the Company, including the external actuarial report obtained by the Company, to estimate the self-insurance claims liability for consistency with generally accepted actuarial standards. The actuarial professional also developed an independent estimate of the range of the self-insurance claims liability using the Company’s historical claims data. We compared the estimated range to the amounts recorded by the Company. We tested a sample of the claims data used in the actuarial model by comparing the data to underlying claims details. For certain claims, we obtained letters received directly from the Company’s external legal counsel to evaluate the liability recorded. Additionally, we assessed the development of the self-insurance claims liability in the current year compared to recent historical trends and considered the implications on the current year assumptions. We also assessed facts and circumstances received by the Company after the balance sheet date, but before the consolidated financial statements were issued, and any impact of such facts and circumstances on the self-insurance claims liability.

/s/ KPMG LLP
We have served as the Company’s auditor since 1988.
Jacksonville, Florida
February 21, 2020

LANDSTAR SYSTEM, INC. AND SUBSIDIARY
QUARTERLY FINANCIAL DATA
(Dollars in thousands, except per share amounts)
(Unaudited)

	Fourth Quarter 2019	Third Quarter 2019	Second Quarter 2019	First Quarter 2019
Revenue	$994,879	$1,011,658	$1,045,040	$1,033,000

Operating income	$66,519	$70,638	$80,851	$80,896

Income before income taxes	$65,656	$69,874	$80,142	$80,091
Income taxes	15,608	16,619	19,042	16,791

Net income	$50,048	$53,255	$61,100	$63,300

Less: Net income/loss attributable to noncontrolling interest	—	—	—	(17)

Net income attributable to Landstar System, Inc. and subsidiary	$50,048	$53,255	$61,100	$63,317

Earnings per common share attributable to Landstar System, Inc. and subsidiary(1)	$1.27	$1.35	$1.53	$1.58

Diluted earnings per share attributable to Landstar System, Inc. and subsidiary(1)	$1.27	$1.35	$1.53	$1.58

Dividends per common share	$2.185	$0.185	$0.165	$0.165

	Fourth Quarter 2018	Third Quarter 2018	Second Quarter 2018	First Quarter 2018
Revenue	$1,182,351	$1,202,081	$1,182,786	$1,047,926

Operating income	$86,088	$87,068	$83,426	$75,153

Income before income taxes	$85,189	$86,252	$82,587	$74,353
Income taxes	16,889	19,304	20,095	16,880

Net income	$68,300	$66,948	$62,492	$57,473

Less: Net income / loss attributable to noncontrolling interest	44	(37)	(31)	(44)

Net income attributable to Landstar System, Inc. and subsidiary	$68,256	$66,985	$62,523	$57,517

Earnings per common share attributable to Landstar System, Inc. and subsidiary(1)	$1.69	$1.63	$1.51	$1.37

Diluted earnings per share attributable to Landstar System, Inc. and subsidiary(1)	$1.68	$1.63	$1.51	$1.37

Dividends per common share	$0.165	$0.165	$0.150	$0.150

(1)	Due to the changes in the number of average common shares and common stock equivalents outstanding during the year, the sum of earnings per share amounts for each quarter do not necessarily sum in the aggregate to the earnings per share amounts for the full year.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.	Controls and Procedures
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
promulgated under the Securities Exchange Act of 1934, as amended). Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of December 28, 2019 to provide reasonable assurance that information required to be disclosed by the Company in reports that it filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.
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
Management, with the participation of the Company’s principal executive and principal financial officers, assessed the effectiveness of the Company’s internal control over financial reporting as of December 28, 2019. This assessment was performed using the criteria established under the Internal Control-Integrated Framework (2013) established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
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
Based on the assessment performed using the criteria established by COSO, management has concluded that the Company maintained effective internal control over financial reporting as of December 28, 2019.

KPMG LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report on Form
10-K
for the fiscal year ended December 28, 2019, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting. Such report appears immediately below.
(b) Attestation Report of the Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Landstar System, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Landstar System, Inc. and subsidiary’s (the Company) internal control over financial reporting as of December 28, 2019, based on criteria established in
Internal Control – Integrated Framework (2013)
 issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 28, 2019, based on criteria established in
Internal Control – Integrated Framework (2013)
 issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 28, 2019 and December 29, 2018, the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the fiscal years ended December 28, 2019, December 29, 2018, and December 30, 2017, and the related notes (collectively, the consolidated financial statements), and our report dated February 21, 2020 expressed an unqualified opinion on those consolidated financial statements.
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
February 21, 2020

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

4.4**	Description of Securities

(10)	Material contracts:

10.1+
Landstar System, Inc. Executive Incentive Compensation Plan (Incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement filed on April 11, 2017 (Commission File No. 0-21238))

10.2+
Landstar System, Inc. Supplemental Executive Retirement Plan, as amended and restated as of January 1, 2015 (Incorporated by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 27, 2014 (Commission File No. 0-21238))

10.3+
First Amendment, dated as of November 1, 2018, to the Landstar System, Inc. Supplemental Executive Retirement Plan (as amended and restated as of January 1, 2015) (Incorporated by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 29, 2018 (Commission File No. 0-21238))

10.4+
Amended and Restated Landstar System, Inc. 2002 Employee Stock Option and Stock Incentive Plan (Incorporated by reference to Exhibit A to the Registrant’s Definitive Proxy Statement filed on March 23, 2009 (Commission File No. 0-21238))

10.5+
Amendment to the Amended and Restated Landstar System, Inc. 2002 Employee Stock Option and Stock Incentive Plan, dated February 18, 2016, (Incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for fiscal year ended December 26, 2015 (Commission File No. 0-21238))

10.6+
Landstar System, Inc. 2011 Equity Incentive Plan, as amended through December 2, 2015, (Incorporated by reference to Appendix B to the Registrant’s Definitive Proxy Statement filed on April 5, 2016 (Commission File No. 0-21238))

10.7+
Landstar System, Inc. Amended and Restated 2013 Directors Stock Compensation Plan (Incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement filed on April 5, 2016 (Commission File No. 0-21238))

10.8+
Form of Indemnification Agreement between the Company and directors and Executive Officers of the Company (Incorporated by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 27, 2003 (Commission File No. 0-21238))

10.9+
Form of Key Executive Employment Protection Agreement between Landstar System, Inc. and Executive Officers of the Company, in the form as amended as of December 26, 2015, (Incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K for fiscal year ended December 26, 2015 (Commission File No. 0-21238))

10.10+
Total Shareholder Return Performance Related Stock Award Agreement, dated May 1, 2015, between Landstar System, Inc. and James B. Gattoni (Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on March 19, 2015 (Commission File No. 0-21238))

10.11+
Total Shareholder Return Performance Related Stock Award Agreement, between Landstar System, Inc. and James B. Gattoni, dated April 24, 2018 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 25, 2018 (Commission File No. 0-21238))

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

101*
The following materials from the Company’s Annual Report on Form
10-K
for the fiscal year ended December 28, 2019, formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Changes in Equity, (vi) Notes to Consolidated Financial Statements, and (vii) Financial Statement Schedule.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

+	management contract or compensatory plan or arrangement

*	Filed herewith.

**	Furnished herewith.

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

Date: February 21, 2020	LANDSTAR SYSTEM, INC.

	By:	/s/ JAMES B. GATTONI
James B. Gattoni
President and
Chief Executive Officer

	By:	/s/ L. KEVIN STOUT
L. Kevin Stout
Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JAMES B. GATTONI	President and Chief Executive	February 21, 2020
James B. Gattoni	Officer;
Principal Executive Officer; Director

/s/ L. KEVIN STOUT	Vice President and Chief Financial	February 21, 2020
L. Kevin Stout	Officer; Principal Financial Officer and
Principal Accounting Officer

*	Director	February 21, 2020
Homaira Akbari

*	Director	February 21, 2020
David G. Bannister

*	Chairman of the Board	February 21, 2020
Diana M. Murphy

*	Director	February 21, 2020
Anthony J. Orlando

*	Director	February 21, 2020
George P. Scanlon

*	Director	February 21, 2020
Larry J. Thoele

By:	/s/ MICHAEL K. KNELLER
Michael K. Kneller
Attorney In Fact*