Form 10-Q
period 2020-03-28
LANDSTAR SYSTEM INC
filed 2020-05-01
CIK 853816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended
March 28, 2020
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
of the Exchange Act).    Yes
☐
    No  ☒
The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of the close of business on April 20, 2020 was 38,370,508.

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
10-01
of Regulation
S-X
and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the thirteen weeks ended March 28, 2020 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 26, 2020.
These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s 2019 Annual Report on Form
10-K.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)
(Unaudited)

	March 28, 2020	December 28, 2019
ASSETS
Current Assets
Cash and cash equivalents	$177,224	$319,515
Short-term investments	33,627	32,901
Trade accounts receivable, less allowance of $8,536 and $7,284	562,528	588,549
Other receivables, including advances to independent contractors, less allowance of $8,847 and $7,667	35,153	35,553
Other current assets	7,624	21,370

Total current assets	816,156	997,888

Operating property, less accumulated depreciation and amortization of $286,593 and $280,849	276,663	285,855
Goodwill	37,182	38,508
Other assets	106,432	105,460

Total assets	$1,236,433	$1,427,711

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Cash overdraft	$36,002	$53,878
Accounts payable	272,175	271,996
Current maturities of long-term debt	39,944	42,632
Insurance claims	50,773	44,532
Dividends payable	—	78,947
Contractor escrow	24,517	24,902
Other current liabilities	41,420	36,017

Total current liabilities	464,831	552,904

Long-term debt, excluding current maturities	61,977	70,212
Insurance claims	33,456	33,575
Deferred income taxes and other noncurrent liabilities	49,074	49,551
Shareholders’ Equity
Common stock, $0.01 par value, authorized 160,000,000 shares, issued 68,167,482 and 68,083,419 shares	682	681
Additional paid-in capital	224,973	226,123
Retained earnings	1,995,018	1,962,161
Cost of 29,796,974 and 28,609,926 shares of common stock in treasury	(1,581,885)	(1,465,284)
Accumulated other comprehensive loss	(11,693)	(2,212)

Total shareholders’ equity	627,095	721,469

Total liabilities and shareholders’ equity	$1,236,433	$1,427,711

See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share amounts)
(Unaudited)

	Thirteen Weeks Ended
	March 28, 2020	March 30, 2019
Revenue	$927,566	$1,033,000
Investment income	1,167	1,138
Costs and expenses:
Purchased transportation	709,257	791,755
Commissions to agents	75,376	85,671
Other operating costs, net of gains on asset sales/dispositions	8,306	8,239
Insurance and claims	24,957	14,993
Selling, general and administrative	45,327	41,268
Depreciation and amortization	11,505	11,316

Total costs and expenses	874,728	953,242

Operating income	54,005	80,896
Interest and debt expense	952	805

Income before income taxes	53,053	80,091
Income taxes	12,158	16,791

Net income	40,895	63,300
Less: Net loss attributable to noncontrolling interest	—	(17)

Net income attributable to Landstar System, Inc. and subsidiary	$40,895	$63,317

Earnings per common share attributable to Landstar System, Inc. and subsidiary	$1.04	$1.58

Diluted earnings per share attributable to Landstar System, Inc. and subsidiary	$1.04	$1.58

Average number of shares outstanding:
Earnings per common share	39,254,000	40,161,000

Diluted earnings per share	39,254,000	40,166,000

Dividends per common share	$0.185	$0.165

See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(Unaudited)

	Thirteen Weeks Ended
	March 28, 2020	March 30, 2019
Net income attributable to Landstar System, Inc. and subsidiary	$40,895	$63,317
Other comprehensive (loss) income:
Unrealized holding (losses) gains on available-for-sale investments, net of tax (benefit) expense of $(432), and $272	(1,579)	995
Foreign currency translation (losses) gains	(7,902)	554

Other comprehensive (loss) income	(9,481)	1,549

Comprehensive income attributable to Landstar System, Inc. and subsidiary	$31,414	$64,866

See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Thirteen Weeks Ended
	March 28, 2020	March 30, 2019
OPERATING ACTIVITIES
Net income	$40,895	$63,300
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of operating property and intangible assets	11,505	11,316
Non-cash interest charges	63	63
Provisions for losses on trade and other accounts receivable	4,122	2,150
Gains on sales/disposals of operating property	(858)	(876)
Deferred income taxes, net	797	2,079
Stock-based compensation	631	1,938
Changes in operating assets and liabilities:
Decrease in trade and other accounts receivable	21,369	84,505
Decrease in other assets	9,987	2,229
Increase (decrease) in accounts payable	179	(40,953)
Increase (decrease) in other liabilities	4,404	(3,776)
Increase (decrease) in insurance claims	6,122	(559)

NET CASH PROVIDED BY OPERATING ACTIVITIES	99,216	121,416

INVESTING ACTIVITIES
Net changes in other short-term investments	131	—
Sales and maturities of investments	7,963	25,739
Purchases of investments	(8,830)	(26,707)
Purchases of operating property	(5,799)	(4,576)
Proceeds from sales of operating property	2,081	2,130

NET CASH USED BY INVESTING ACTIVITIES	(4,454)	(3,414)

FINANCING ACTIVITIES
Decrease in cash overdraft	(17,876)	(13,820)
Dividends paid	(86,283)	(6,629)
Proceeds from exercises of stock options	575	319
Taxes paid in lieu of shares issued related to stock-based compensation plans	(2,994)	(7,923)
Purchases of common stock	(115,962)	(12,977)
Principal payments on finance lease obligations	(10,923)	(11,995)
Purchase of noncontrolling interest	—	(600)

NET CASH USED BY FINANCING ACTIVITIES	(233,463)	(53,625)

Effect of exchange rate changes on cash and cash equivalents	(3,590)	512

(Decrease) increase in cash and cash equivalents	(142,291)	64,889
Cash and cash equivalents at beginning of period	319,515	199,736

Cash and cash equivalents at end of period	$177,224	$264,625

See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
Thirteen Weeks Ended March 28, 2020 and March 30, 2019
(Dollars in thousands)
(Unaudited)

	Common Stock		Additional Paid-In	Retained	Treasury Stock at Cost		Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	Loss	Total
Balance December 28, 2019	68,083,419	$681	$226,123	$1,962,161	28,609,926	$(1,465,284)	$(2,212)	$721,469
Adoption of accounting standard (Note 1 1 )				(702)				(702)
Net income				40,895				40,895
Dividends ($0.185 per share)				(7,336)				(7,336)
Purchases of common stock					1,178,970	(115,962)		(115,962)
Issuance of stock related to stock-based compensation plans	84,063	1	(1,781)		8,078	(639)		(2,419)
Stock-based compensation			631					631
Other comprehensive loss							(9,481)	(9,481)

Balance March 28, 2020	68,167,482	$682	$224,973	$1,995,018	29,796,974	$(1,581,885)	$(11,693)	$627,095

	Landstar System, Inc. and Subsidiary Shareholders
	Common Stock		Additional Paid-In	Retained	Treasury Stock at Cost		Accumulated Other Comprehensive	Non-controlling
	Shares	Amount	Capital	Earnings	Shares	Amount	(Loss) Income	Interests	Total
Balance December 29, 2018	67,870,962	$679	$226,852	$1,841,279	27,755,001	$(1,376,111)	$(5,875)	$2,309	$689,133
Net income (loss)				63,317				(17)	63,300
Dividends ($0.165 per share)				(6,629)					(6,629)
Purchases of common stock					124,481	(12,977)			(12,977)
Purchase of noncontrolling interests			1,842					(2,442)	(600)
Issuance of stock related to stock-based compensation plans	176,079	1	(7,081)		5,199	(524)			(7,604)
Stock-based compensation			1,938						1,938
Other comprehensive income							1,549	150	1,699

Balance March 30, 2019	68,047,041	$680	$223,551	$1,897,967	27,884,681	$(1,389,612)	$(4,326)	$—	$728,260

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
Revenue from Contracts with Customers – Disaggregation of Revenue
During the thirteen weeks ended March 28, 2020, revenue generated by BCO Independent Contractors, Truck Brokerage Carriers and railroads represented approximately 46%, 46% and 3% respectively, of the Company’s consolidated revenue. Collectively, revenue generated by air and ocean cargo carriers represented approximately 3% of the Company’s consolidated revenue in the thirteen-week period ended March 28, 2020. Included in truck transportation revenue generated by BCO Independent Contractors and Truck Brokerage Carriers during the thirteen-week period ended March 28, 2020 was $545,307,000 hauled via van equipment, $286,328,000 hauled via unsided/platform equipment and $22,941,000 of less-than-truckload. During the thirteen weeks ended March 30, 2019, revenue generated by BCO Independent Contractors, Truck Brokerage Carriers and railroads represented approximately 43%, 49% and 3%, respectively, of the Company’s consolidated revenue. Collectively, revenue generated by air and ocean cargo carriers represented approximately 3% of the Company’s consolidated revenue in the thirteen-week period ended March 30, 2019. Included in truck transportation revenue generated by BCO Independent Contractors and Truck Brokerage Carriers during the thirteen-week period ended March 30, 2019 was $619,014,000 hauled via van equipment, $310,721,000 hauled via unsided/platform equipment and $23,376,000 of less-than-truckload.
(2)	Share-based Payment Arrangements

As of March 28, 2020, the Company had two employee equity incentive plans, the 2002 employee stock option and stock incentive plan (the “ESOSIP”) and the 2011 equity incentive plan (the “2011 EIP”). No further grants can be made under the ESOSIP. The Company also has a stock compensation plan for members of its Board of Directors, the Amended and Restated 2013 Directors Stock Compensation Plan (as amended and restated as of May 17, 2016, the “2013 DSCP”). 6,000,000 shares of the Company’s common stock were authorized for issuance under the 2011 EIP and 115,000 shares of the Company’s common stock were authorized for issuance under the 2013 DSCP. The ESOSIP, 2011 EIP and 2013 DSCP are each referred to herein as a “Plan,” and, collectively, as the “Plans.” Amounts recognized in the financial statements with respect to these Plans are as follows (in thousands):

	Thirteen Weeks Ended
	March 28, 2020	March 30, 2019
Total cost of the Plans during the period	$631	$1,938
Amount of related income tax benefit recognized during the period	(873)	(3,062)

Net cost of the Plans during the period	$(242)	$(1,124)

Included in income tax benefits recognized in the thirteen-week periods ended March 28, 2020 and March 30, 2019 were excess tax benefits from stock-based awards of $706,000 and $2,571,000, respectively. Also included in income tax benefits recognized in the thirteen-week periods ended March 28, 2020 and March 30, 2019 were income tax benefits of $12,000 and $16,000, respectively, recognized on disqualifying dispositions of the Company’s common stock by employees who obtained shares of common stock through exercises of incentive stock options.

As of March 28, 2020, there were 66,454 shares of the Company’s common stock reserved for issuance under the 2013 DSCP and 3,692,315 shares of the Company’s common stock reserved for issuance in the aggregate under the ESOSIP and 2011 EIP.
Restricted Stock Units
The following table summarizes information regarding the Company’s outstanding restricted stock unit (“RSU”) awards with either a performance condition or a market condition under the Plans:

	Number of RSUs	Weighted Average Grant Date Fair Value
Outstanding at December 28, 2019	198,875	$84.37
Granted	59,230	$102.70
Shares earned in excess of target (1)	11,648	$77.00
Vested shares, including shares earned in excess of target	(70,247)	$77.00
Forfeited	(10,237)	$100.55

Outstanding at March 28, 2020	189,269	$91.51

(1)	Represents shares earned in excess of target under the February 2, 2017 RSU awards as actual results exceeded the target under the awards as a result of fiscal year 2019 results.

During the thirteen-week period ended March 28, 2020, the Company granted RSUs with a performance condition. Outstanding RSUs at both December 28, 2019 and March 28, 2020 include RSUs with a performance condition and RSUs with a market condition, as further described below and in the Company’s 2019 Annual Report on Form
10-K.
RSUs with a performance condition granted on January 31, 2020 may vest on January 31 of 2023, 2024 and 2025 based on growth in operating income and pre-tax
income per
diluted
share from continuing operations attributable to Landstar System, Inc. and subsidiary as compared to the results from the 2019 fiscal year.
The Company recognized approximately ($136,000) and $1,307,000 of share-based compensation (benefit)/expense related to RSU awards in the thirteen-week periods ended March 28, 2020 and March 30, 2019, respectively. As of March 28, 2020, there was a maximum of $35.2 million of total unrecognized compensation cost related to RSU awards granted under the Plans with an expected average remaining life of approximately 3.6 years. With respect to RSU awards with a performance condition, the amount of future compensation expense to be recognized will be determined based on future operating results.
Stock Options
The following table summarizes information regarding the Company’s outstanding stock options under the Plans:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (000s)
Options outstanding at December 28, 2019	44,467	$51.24
Exercised	(15,767)	$47.50

Options outstanding at March 28, 2020	28,700	$53.29	2.3	$1,128

Options exercisable at March 28, 2020	28,700	$53.29	2.3	$1,128

The total intrinsic value of stock options exercised during the thirteen-week periods ended March 28, 2020 and March 30, 2019 was $1,023,000 and $944,000, respectively.
As of March 28, 2020, there was no unrecognized compensation cost related to stock options granted under the Plans.

Non-vested
Restricted Stock and Deferred Stock Units
The following table summarizes information regarding the Company’s outstanding shares of non-vested
restricted stock and Deferred Stock Units (defined below) under the Plans:

	Number of Shares and Deferred Stock Units	Weighted Average Grant Date Fair Value
Non-vested at December 28, 2019	64,808	$98.24
Granted	20,736	$111.73
Vested	(19,878)	$97.95
Forfeited	(2,351)	$106.34

Non-vested at March 28, 2020	63,315	$102.45

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
As of March 28, 2020, there was $5,174,000 of total unrecognized compensation cost related to non-vested
shares of restricted stock and Deferred Stock Units granted under the Plans. The unrecognized compensation cost related to these non-vested
shares of restricted stock and Deferred Stock Units is expected to be recognized over a weighted average period of 2.4 years.
(3)	Income Taxes

The provisions for income taxes for the 2020 and 2019 thirteen-week periods were each based on an estimated annual effective income tax rate of 24.2%, adjusted for discrete events, such as benefits resulting from stock-based awards. The effective income tax rate for the 2020 thirteen-week period was 22.9%, which was higher than the statutory federal income tax rate of 21% primarily attributable to state taxes and the meals and entertainment exclusion, partially offset by excess tax benefits realized on stock based awards. The effective income tax rate for the 2019 thirteen-week period was 21.0%, which approximated the statutory federal income tax rate of 21%. The provision for income taxes for the 2019 thirteen-week period was favorably impacted by $2,571,000 of excess tax benefits from stock-based awards, which essentially offset the impact of state taxes and the meals and entertainment exclusion.
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

The following table provides a reconciliation of the average number of common shares outstanding used to calculate earnings per common share attributable to Landstar System, Inc. and subsidiary to the average number of common shares and common share equivalents outstanding used to calculate diluted earnings per share attributable to Landstar System, Inc. and subsidiary (in thousands):

	Thirteen Weeks Ended
	March 28, 2020	March 30, 2019
Average number of common shares outstanding	39,254	40,161
Incremental shares from assumed exercises of stock options	—	5

Average number of common shares and common share equivalents outstanding	39,254	40,166

For each of the thirteen-week periods ended March 28, 2020 and March 30, 2019, no options outstanding to purchase shares of common stock were antidilutive. Outstanding RSUs were excluded from the calculation of diluted earnings per share attributable to Landstar System, Inc. and subsidiary for all periods because the performance metric requirements or market condition for vesting had not been satisfied.
(5)	Additional Cash Flow Information

During the 2020 thirteen-week period, Landstar paid income taxes and interest of $7,000 and $1,079,000, respectively. During the 2019 thirteen-week period, Landstar received income tax refunds, net of income tax payments, of $3,624,000 and paid interest of $1,198,000. Landstar did not acquire any operating property by entering into finance leases in either the 2020 or 2019 thirteen-week periods. Capital expenditures are recorded as cash outflows from investing activities in the consolidated statement of cash flows in the period in which they are paid.
(6)	Segment Information
The following table summarizes information about the Company’s reportable business segments as of and for the thirteen-week periods ended March 28, 2020 and March 30, 2019 (in thousands):

	Thirteen Weeks Ended
	March 28, 2020			March 30, 2019
	Transportation Logistics	Insurance	Total	Transportation Logistics	Insurance	Total
External revenue	$913,884	$13,682	$927,566	$1,018,961	$14,039	$1,033,000
Internal revenue		9,079	9,079		9,614	9,614
Investment income		1,167	1,167		1,138	1,138
Operating income	55,044	(1,039)	54,005	67,583	13,313	80,896
Expenditures on long-lived assets	5,799		5,799	4,576		4,576
Goodwill	37,182		37,182	38,343		38,343

In the thirteen-week periods ended March 28, 2020 and March 30, 2019, no single customer accounted for more than 10% of the Company’s consolidated revenue.

(7)	Other Comprehensive Income
The following table presents the components of and changes in accumulated other comprehensive income (loss), net of related income taxes, as of and for the thirteen-week period ended March 28, 2020 (in thousands):

	Unrealized Holding Gains (Losses) on Available-for-Sale Securities	Foreign Currency Translation	Total
Balance as of December 28, 2019	$1,120	$(3,332)	$(2,212)
Other comprehensive loss	(1,579)	(7,902)	(9,481)

Balance as of March 28, 2020	$(459)	$(11,234)	$(11,693)

Amounts reclassified from accumulated other comprehensive income to investment income due to the realization of previously unrealized gains and losses in the accompanying consolidated statements of income were not significant for the thirteen-week period ended March 28, 2020.
(8)	Investments

Investments include primarily investment-grade corporate bonds and U.S. Treasury obligations having maturities of up to five years (the “bond portfolio”) and money market investments. Investments in the bond portfolio are reported as available-for-sale
and are carried at fair value. Investments maturing less than one year from the balance sheet date are included in short-term investments and investments maturing more than one year from the balance sheet date are included in other assets in the consolidated balance sheets. Management performs an analysis of the nature of the unrealized losses on available-for-sale
investments to determine whether an allowance for credit loss is necessary. Unrealized losses, representing the excess of the purchase price of an investment over its fair value as of the end of a period, considered to be a result of credit-related factors, are to be included as a charge in the statement of income, while unrealized losses considered to be a result of noncredit-related factors are to be included as a component of shareholders’ equity.
Investments whose values are based on quoted market prices in active markets are classified within Level 1. Investments that trade in markets that are not considered to be active, but are valued based on quoted market prices, are classified within Level 2. As Level 2 investments include positions that are not traded in active markets, valuations may be adjusted to reflect illiquidity and/or non-transferability,
which are generally based on available market information. Any transfers between levels are recognized as of the beginning of any reporting period. Fair value of the bond portfolio was determined using Level 1 inputs related to U.S. Treasury obligations and money market investments and Level 2 inputs related to investment-grade corporate bonds, asset-backed securities and direct obligations of government agencies. Unrealized losses, net of unrealized gains, on the investments in the bond portfolio were $584,000 at March 28, 2020, while unrealized gains, net of unrealized losses, on the investments in the bond portfolio were $1,427,000 at December 28, 2019, respectively.
The amortized cost and fair values of
available-for-sale
investments are as follows at March 28, 2020 and December 28, 2019 (in thousands):

		Gross	Gross
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
March 28, 2020
Money market investments	$15,815	$—	$—	$15,815
Asset-backed securities	571	—	48	523
Corporate bonds and direct obligations of government agencies	98,287	1,038	1,710	97,615
U.S. Treasury obligations	2,336	136	—	2,472

Total	$117,009	$1,174	$1,758	$116,425

December 28, 2019
Money market investments	$15,691	$—	$—	$15,691
Asset-backed securities	572	—	1	571
Corporate bonds and direct obligations of government agencies	97,583	1,465	44	99,004
U.S. Treasury obligations	2,335	12	5	2,342

Total	$116,181	$1,477	$50	$117,608

For those
available-for-sale
investments with unrealized losses at March 28, 2020 and December 28, 2019, the following table summarizes the duration of the unrealized loss (in thousands):

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
March 28, 2020
Asset-backed securities	$523	$48	$—	$—	$523	$48
Corporate bonds and direct obligations of government agencies	49,348	1,710	—	—	49,348	1,710

Total	$49,871	$1,758	$—	$—	$49,871	$1,758

December 28, 2019
Asset-backed securities	$571	$1	$—	$—	$571	$1
Corporate bonds and direct obligations of government agencies	8,728	41	4,260	3	12,988	44
U.S. Treasury obligations	1,226	5	—	—	1,226	5

Total	$10,525	$47	$4,260	$3	$14,785	$50

The Company believes that unrealized losses on investments were primarily due to the widening of credit spreads in the fixed income market related to the coronavirus
(“COVID-19”)
worldwide pandemic. The Company expects to recover, through collection of all of the contractual cash flows of each security, the amortized cost basis of these securities as it does not intend to sell, and does not anticipate being required to sell, these securities before recovery of the cost basis. For these reasons, no losses have been recognized in the Company’s consolidated statements of income.
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

The components of lease cost for finance leases and operating leases for the thirteen weeks ended March 28, 2020 were (in thousands):

Finance leases:
Amortization of right-of-use assets	$6,151
Interest on lease liability	889

Total finance lease cost	7,040
Operating leases:
Lease cost	837
Variable lease cost	—
Sublease income	(1,229)

Total operating lease (income)/cost	(392)

Total lease cost	$6,648

A summary of the lease classification on our consolidated balance sheet as of March 28, 2020 is as follows (in thousands):

Assets:
Operating lease right-of-use assets	Other assets	$2,554
Finance lease assets	Operating property, less accumulated depreciation and amortization	150,273

Total lease assets		$152,827

Liabilities:

The following table reconciles the undiscounted cash flows for the finance and operating leases to the finance and operating lease liabilities recorded on the balance sheet at March 28, 2020 (in thousands):

	Finance Leases	Operating Leases
2020 Remainder	$33,862	$517
2021	31,278	637
2022	22,123	639
2023	15,100	510
2024	5,156	433
Thereafter	—	54

Total future minimum lease payments	107,519	2,790
Less amount representing interest (2.1% to 4.4%)	5,598	236

Present value of minimum lease payments	$101,921	$2,554

Current maturities of long-term debt	39,944
Long-term debt, excluding current maturities	61,977
Other current liabilities		657
Deferred income taxes and other noncurrent liabilities		1,897
The weighted average remaining lease term and the weighted average discount rate for finance and operating leases as of March 28, 2020 were:

	Finance Leases	Operating Leases
Weighted average remaining lease term (years)	3.2	4.4
Weighted average discount rate	3.2%	4.0%

(10) Commitments and Contingencies
Short-term investments include $33,627,000 in current maturities of investments held by the Company’s insurance segment at March 28, 2020. The non-current
portion of the bond portfolio of $82,798,000 is included in other assets. The short-term investments, together with $34,710,000 of non-current
investments, provide collateral for the $61,503,000 of letters of credit issued to guarantee payment of insurance claims. As of March 28, 2020, Landstar also had $34,368,000 of additional letters of credit outstanding under the Company’s Credit Agreement.
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
(11) Recent Accounting Pronouncements
Adoption of New Accounting Standards
In June 2016, the FASB issued Accounting Standards Update
2016-13–
Financial Instruments –
Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
(“ASU
2016-13”),
which requires measurement and recognition of expected versus incurred credit losses for financial assets held. The Company adopted ASU
2016-13
on December 29, 2019, under the modified retrospective transition method resulting in a $702,000 cumulative adjustment to retained earnings.
(12) Subsequent Events
COVID-19
was first identified in Wuhan, China in December 2019. The
COVID-19
outbreak was subsequently declared a pandemic by the World Health Organization on March 11, 2020. The
COVID-19
pandemic has caused significant disruptions in the global economy, which significantly intensified in the United States in late March and early April 2020, and has fueled concerns that it will lead to a global recession. These conditions are expected to continue and worsen in the near term. This could have a material adverse impact on the demand for our services and our ability to obtain financing on favorable terms or at all. The situation continues to evolve rapidly and its effects, both short and long-term, remain unknown.
In connection with the impact of the
COVID-19
pandemic, the Company experienced a significant decline in truckload volumes during the last week of its fiscal quarter ended March 28, 2020. The Company believes the
COVID-19
pandemic is likely to have a significant adverse impact on truckload volumes in its 2020 second fiscal quarter. Although it does not appear the impact of the
COVID-19
pandemic had a significant impact on truckload pricing in the 2020 first quarter, no assurance can be given regarding the potential impact of the pandemic on truckload pricing in future periods, including the 2020 second quarter. The extent to which the
COVID-19
pandemic impacts the Company’s results in the 2020 second quarter as well as in future quarters will depend on future developments that are highly uncertain and cannot be predicted, including the duration of the pandemic, new information that may emerge concerning the severity of the pandemic, the actions taken to contain its impact and the role of federal, state and local governments in lifting stay-at-home
orders and taking other measures that will be needed to help the economy transition back to more normal operating conditions.
In an effort to support BCO Independent Contractors and independent commission sales agents in the Landstar network, the Company announced that for each load delivered by a BCO Independent Contractor with a confirmed delivery date from April 1, 2020 through April 30, 2020, the Company will pay an extra $50 to both the BCO hauling the load and the Landstar agent dispatching the load. The Company subsequently announced the extension of this program through May 15, 2020. The Company estimates that Landstar BCOs will deliver between 60,000 and 70,000 loads in April 2020 and 30,000 to 35,000 from May 1, 2020 through May 15, 2020. In addition, if a Landstar BCO tests positive for
COVID-19
or is placed under a mandatory quarantine by a public health authority, the Company will provide up to $2,000 to the affected BCO. Further, in the event that current market conditions persist, it is possible that Landstar will provide additional financial support to its independent agents and/or BCO Independent Contractors during the 2020 second quarter as part of the Company’s pandemic relief efforts. These pandemic relief efforts will have an impact on the Company’s financial results for the 2020 second quarter.
Moreover, the
COVID-19
virus continues to spread in areas where we provide services. While we have implemented risk management and contingency plans and taken preventive measures and other precautions, no predictions of specific scenarios can be made with respect to the
COVID-19
pandemic and such measures may not adequately protect our business from the impact of such events. The Landstar network includes over 1,200 independent agent locations throughout North America where such independent agents provide shipment coordination and dispatch services, freight tracking, trailer management and numerous other operational functions. Similarly, the Landstar network includes tens of thousands of truck capacity providers who operate throughout North America without any Landstar truck terminals. Management believes the decentralized nature of our model provides resiliency to Landstar’s freight operations in an environment where social distancing can disrupt centralized business structures. A significant impact to our independent agent network and/or a significant decrease in available truck capacity providers due to illness or government restrictions related to the
COVID-19
pandemic could have a material adverse effect on our ability to source capacity to service our customers and could have a significant impact on Landstar, including our results of operations, revenue and cash flows.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the interim consolidated financial statements and notes thereto included herein, and with the Company’s audited financial statements and notes thereto for the fiscal year ended December 28, 2019 and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 2019 Annual Report on Form
10-K.
FORWARD-LOOKING STATEMENTS
The following is a “safe harbor” statement under the Private Securities Litigation Reform Act of 1995. Statements contained in this document that are not based on historical facts are “forward-looking statements.” This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Form
10-Q
contain forward-looking statements, such as statements which relate to Landstar’s business objectives, plans, strategies and expectations. Terms such as “anticipates,” “believes,” “estimates,” “intention,” “expects,” “plans,” “predicts,” “may,” “should,” “could,” “will,” the negative thereof and similar expressions are intended to identify forward-looking statements. Such statements are by nature subject to uncertainties and risks, including but not limited to: the impact of the coronavirus
(COVID-19)
pandemic; an increase in the frequency or severity of accidents or other claims; unfavorable development of existing accident claims; dependence on third party insurance companies; dependence on independent commission sales agents; dependence on third party capacity providers; decreased demand for transportation services; U.S. foreign trade relationships; substantial industry competition; disruptions or failures in the Company’s computer systems; cyber and other information security incidents; dependence on key vendors; changes in fuel taxes; status of independent contractors; regulatory and legislative changes; regulations focused on diesel emissions and other air quality matters; catastrophic loss of a Company facility; intellectual property; unclaimed property; and other operational, financial or legal risks or uncertainties detailed in Landstar’s Form
10-K
for the 2019 fiscal year, described in Item 1A “Risk Factors”, in this report or in Landstar’s other Securities and Exchange Commission filings from time to time. These risks and uncertainties could cause actual results or events to differ materially from historical results or those anticipated. Investors should not place undue reliance on such forward-looking statements and the Company undertakes no obligation to publicly update or revise any forward-looking statements.
Introduction
Landstar System, Inc. and its subsidiary, Landstar System Holdings, Inc. (together, referred to herein as “Landstar” or the “Company”), is a worldwide asset-light provider of integrated transportation management solutions. The Company offers services to its customers across multiple transportation modes, with the ability to arrange for individual shipments of freight to enterprise-wide solutions to manage all of a customer’s transportation needs. Landstar provides services principally throughout the United States and to a lesser extent in Canada and Mexico, and between the United States and Canada, Mexico and other countries around the world. The Company’s services emphasize safety, information coordination and customer service and are delivered through a network of over 1,200 independent commission sales agents and approximately 65,000 third party capacity providers, primarily truck capacity providers, linked together by a series of mobile and digital applications which are provided and coordinated by the Company. The nature of the Company’s business is such that a significant portion of its operating costs varies directly with revenue.
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

The transportation logistics segment provides a wide range of integrated transportation management solutions. Transportation services offered by the Company include truckload and less-than-truckload transportation, rail intermodal, air cargo, ocean cargo, expedited ground and air delivery of time-critical freight, heavy-haul/specialized, U.S.-Canada and U.S.-Mexico cross-border, intra-Mexico, intra-Canada, project cargo and customs brokerage. Examples of the industries serviced by the transportation logistics segment include automotive parts and assemblies, building products, metals, chemicals, foodstuffs, heavy machinery, retail, electronics and military equipment. In addition, the transportation logistics segment provides transportation services to other transportation companies, including third party logistics and less-than-truckload service providers. Each of the independent commission sales agents has the opportunity to market all of the services provided by the transportation logistics segment. Billings for freight transportation services are typically charged to customers on a per shipment basis for the physical transportation of freight and are referred to as transportation revenue. During the thirteen weeks ended March 28, 2020, revenue generated by BCO Independent Contractors, Truck Brokerage Carriers and railroads represented approximately 46%, 46% and 3%, respectively, of the Company’s consolidated revenue. Collectively, revenue generated by air and ocean cargo carriers represented approximately 3% of the Company’s consolidated revenue in the thirteen-week period ended March 28, 2020.
Landstar Metro, S.A.P.I. de C.V. (“Landstar Metro”) provides freight and logistics services within the country of Mexico and in conjunction with Landstar’s U.S./Mexico cross-border services. Landstar Metro Servicios S.A.P.I. de C.V. (“Landstar Servicios”) provides various administrative, financial, operational, safety and compliance services to Landstar Metro. The results of operations from Landstar Metro and Landstar Servicios are presented as part of the Company’s transportation logistics segment. On January 29, 2019, Landstar acquired all of the remaining equity interests in Landstar Metro and Landstar Servicios held by their former minority equityholders. Accordingly, as of such date, Landstar Metro and Landstar Servicios each became wholly owned subsidiaries of the Company. Revenue from Landstar Metro represented less than 1% of the Company’s transportation logistics segment revenue in the thirteen-week period ended March 28, 2020.
The insurance segment is comprised of Signature Insurance Company, a wholly owned offshore insurance subsidiary (“Signature”), and Risk Management Claim Services, Inc. The insurance segment provides risk and claims management services to certain of Landstar’s operating subsidiaries. In addition, it reinsures certain risks of the Company’s BCO Independent Contractors and provides certain property and casualty insurance directly to certain of Landstar’s operating subsidiaries. Revenue at the insurance segment represents reinsurance premiums from third party insurance companies that provide insurance programs to BCO Independent Contractors where all or a portion of the risk is ultimately borne by Signature. Revenue at the insurance segment represented approximately 1% of the Company’s consolidated revenue for the thirteen-week period ended March 28, 2020.
Recent Developments
COVID-19
was first identified in Wuhan, China in December 2019. The
COVID-19
outbreak was subsequently declared a pandemic by the World Health Organization on March 11, 2020. The
COVID-19
pandemic has caused significant disruptions in the global economy, which significantly intensified in the United States in late March and early April 2020, and has fueled concerns that it will lead to a global recession. These conditions are expected to continue and worsen in the near term. This could have a material adverse impact on the demand for our services and our ability to obtain financing on favorable terms or at all. The situation continues to evolve rapidly and its effects, both short and long-term, remain unknown.
In connection with the impact of the
COVID-19
pandemic, the Company experienced a significant decline in truckload volumes during the last week of its fiscal quarter ended March 28, 2020. The Company believes the
COVID-19
pandemic is likely to have a significant adverse impact on truckload volumes in its 2020 second fiscal quarter. Although it does not appear the impact of the
COVID-19
pandemic had a significant impact on truckload pricing in the 2020 first quarter, no assurance can be given regarding the potential impact of the pandemic on truckload pricing in future periods, including the 2020 second quarter. The extent to which the
COVID-19
pandemic impacts the Company’s results in the 2020 second quarter as well as in future quarters will depend on future developments that are highly uncertain and cannot be predicted, including the duration of the pandemic, new information that may emerge concerning the severity of the pandemic, the actions taken to contain its impact and the role of federal, state and local governments in lifting stay-at-home
orders and taking other measures that will be needed to help the economy transition back to more normal operating conditions.

In an effort to support BCO Independent Contractors and independent commission sales agents in the Landstar network, the Company announced that for each load delivered by a BCO Independent Contractor with a confirmed delivery date from April 1, 2020 through April 30, 2020, the Company will pay an extra $50 to both the BCO hauling the load and the Landstar agent dispatching the load. The Company subsequently announced the extension of this program through May 15, 2020. The Company estimates that Landstar BCOs will deliver between 60,000 and 70,000 loads in April 2020 and 30,000 to 35,000 from May 1, 2020 through May 15, 2020. In addition, if a Landstar BCO tests positive for
COVID-19
or is placed under a mandatory quarantine by a public health authority, the Company will provide up to $2,000 to the affected BCO. Further, in the event that current market conditions persist, it is possible that Landstar will provide additional financial support to its independent agents and/or BCO Independent Contractors during the 2020 second quarter as part of the Company’s pandemic relief efforts. These pandemic relief efforts will have an impact on the Company’s financial results for the 2020 second quarter.
Moreover, the
COVID-19
virus continues to spread in areas where we provide services. While we have implemented risk management and contingency plans and taken preventive measures and other precautions, no predictions of specific scenarios can be made with respect to the
COVID-19
pandemic and such measures may not adequately protect our business from the impact of such events. The Landstar network includes over 1,200 independent agent locations throughout North America where such independent agents provide shipment coordination and dispatch services, freight tracking, trailer management and numerous other operational functions. Similarly, the Landstar network includes tens of thousands of truck capacity providers who operate throughout North America without any Landstar truck terminals. Management believes the decentralized nature of our model provides resiliency to Landstar’s freight operations in an environment where social distancing can disrupt centralized business structures. A significant impact to our independent agent network and/or a significant decrease in available truck capacity providers due to illness or government restrictions related to the
COVID-19
pandemic could have a material adverse effect on our ability to source capacity to service our customers and could have a significant impact on Landstar, including our results of operations, revenue and cash flows.
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
While customer demand, which is subject to overall economic conditions, ultimately drives increases or decreases in revenue, the Company primarily relies on its independent commission sales agents to establish customer relationships and generate revenue opportunities. Management’s emphasis with respect to revenue growth is on revenue generated by independent commission sales agents who on an annual basis generate $1 million or more of Landstar revenue (“Million Dollar Agents”). Management believes future revenue growth is primarily dependent on its ability to increase both the revenue generated by Million Dollar Agents and the number of Million Dollar Agents through a combination of recruiting new agents, increasing the revenue opportunities generated by existing independent commission sales agents and providing its independent commission sales agents with technology-based tools they may use to grow revenue and increase efficiencies at their businesses. During the 2019 fiscal year, 555 independent commission sales agents generated $1 million or more of Landstar revenue and thus qualified as Million Dollar Agents. During the 2019 fiscal year, the average revenue generated by a Million Dollar Agent was $6,880,000 and revenue generated by Million Dollar Agents in the aggregate represented 93% of consolidated revenue.

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

	Thirteen Weeks Ended
	March 28,	March 30,
	2020	2019
Revenue generated through (in thousands):
Truck transportation
Truckload:
Van equipment	$545,307	$619,014
Unsided/platform equipment	286,328	310,721
Less-than-truckload	22,941	23,376

Total truck transportation	854,576	953,111
Rail intermodal	28,129	30,015
Ocean and air cargo carriers	26,587	30,669
Other (1)	18,274	19,205

	$927,566	$1,033,000

Revenue on loads hauled via BCO Independent Contractors included in total truck transportation	$431,279	$449,308
Number of loads:
Truck transportation
Truckload:
Van equipment	315,345	341,821
Unsided/platform equipment	120,589	125,170
Less-than-truckload	38,356	35,309

Total truck transportation	474,290	502,300
Rail intermodal	11,540	12,460
Ocean and air cargo carriers	7,070	7,510

	492,900	522,270

Loads hauled via BCO Independent Contractors included in total truck transportation	233,400	234,850
Revenue per load:
Truck transportation
Truckload:
Van equipment	$1,729	$1,811
Unsided/platform equipment	2,374	2,482
Less-than-truckload	598	662
Total truck transportation	1,802	1,897
Rail intermodal	2,438	2,409
Ocean and air cargo carriers	3,761	4,084
Revenue per load on loads hauled via BCO Independent Contractors	$1,848	$1,913
Revenue by capacity type (as a % of total revenue):
Truck capacity providers:
BCO Independent Contractors	46%	43%
Truck Brokerage Carriers	46%	49%
Rail intermodal	3%	3%
Ocean and air cargo carriers	3%	3%
Other	2%	2%
(1)	Includes primarily reinsurance premium revenue generated by the insurance segment and intra-Mexico transportation services revenue generated by Landstar Metro.

Also critical to the Company’s success is its ability to secure capacity, particularly truck capacity, at rates that allow the Company to profitably transport customers’ freight. The following table summarizes the number of available truck capacity providers on the dates indicated:

	March 28, 2020	March 30, 2019
BCO Independent Contractors	9,444	9,911
Truck Brokerage Carriers:
Approved and active (1)	38,879	40,404
Other approved	16,657	18,659

	55,536	59,063

Total available truck capacity providers	64,980	68,974

Trucks provided by BCO Independent Contractors	10,112	10,637
(1)	Active refers to Truck Brokerage Carriers who moved at least one load in the 180 days immediately preceding the fiscal quarter end.
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
Purchased transportation represents the amount a BCO Independent Contractor or other third party capacity provider is paid to haul freight. The amount of purchased transportation paid to a BCO Independent Contractor is primarily based on a contractually agreed-upon percentage of revenue generated by loads hauled by the BCO Independent Contractor. Purchased transportation paid to a Truck Brokerage Carrier is based on either a negotiated rate for each load hauled or, to a lesser extent, a contractually agreed-upon fixed rate per load. Purchased transportation paid to railroads is based on either a negotiated rate for each load hauled or a contractually agreed-upon fixed rate per load. Purchased transportation paid to air cargo carriers is generally based on a negotiated rate for each load hauled and purchased transportation paid to ocean cargo carriers is generally based on a contractually agreed-upon fixed rate per load. Purchased transportation as a percentage of revenue for truck brokerage, rail intermodal and ocean cargo services is normally higher than that of BCO Independent Contractor and air cargo services. Purchased transportation is the largest component of costs and expenses and, on a consolidated basis, increases or decreases as a percentage of consolidated revenue in proportion to changes in the percentage of consolidated revenue generated through BCO Independent Contractors and other third party capacity providers and external revenue from the insurance segment, consisting of reinsurance premiums. Purchased transportation as a percent of revenue also increases or decreases in relation to the availability of truck brokerage capacity and with changes in the price of fuel on revenue generated by Truck Brokerage Carriers. The Company passes 100% of fuel surcharges billed to customers for freight hauled by BCO Independent Contractors to its BCO Independent Contractors. These fuel surcharges are excluded from revenue and the cost of purchased transportation. Purchased transportation costs are recognized over the freight transit period as the performance obligation to the customer is completed.
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
In general, gross profit margin on revenue generated by BCO Independent Contractors represents a fixed percentage of revenue due to the nature of the contracts that pay a fixed percentage of revenue to both the BCO Independent Contractors and independent commission sales agents. For revenue generated by Truck Brokerage Carriers, gross profit margin is either fixed or variable as a percent of revenue, depending on the contract with each individual independent commission sales agent. Under certain contracts with independent commission sales agents, the Company retains a fixed percentage of revenue and the agent retains the amount remaining less the cost of purchased transportation (the “retention contracts”). Gross profit margin on revenue generated by railroads, air cargo carriers, ocean cargo carriers and Truck Brokerage Carriers, other than those under retention contracts, is variable in nature as the Company’s contracts with independent commission sales agents provide commissions to agents at a contractually agreed upon percentage of net revenue for these types of loads. Approximately 52% of the Company’s consolidated revenue in the thirteen-week period ended March 28, 2020 was generated under contracts that have a fixed gross profit margin while 48% was under contracts that have a variable gross profit margin.
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
Effective May 1, 2019, the Company entered into a new three year commercial auto liability insurance arrangement for losses incurred between $5,000,000 and $10,000,000 (the “Initial Excess Policy”) with a third party insurance company. For commercial trucking claims incurred on or after May 1, 2019 through April 30, 2022, the Initial Excess Policy initially provided for a limit for a single loss of $5,000,000, with an aggregate limit of $10,000,000 for each policy year, an aggregate limit of $15,000,000 for the thirty-six
month term ended April 30, 2022, and options to increase such aggregate limits for pre-established
amounts of additional premium. In the event paid aggregate losses under the Initial Excess Policy during any policy year (May 1 to April 30) exceeded $10,000,000, the Company would retain liability of up to $10,000,000 per occurrence, inclusive of its $5,000,000 self-insured retention, for the remainder of such policy year. Moreover, in the event paid aggregate losses under the Initial Excess Policy during the three year period ending April 30, 2022 exceeded a pre-determined
threshold amount, the Initial Excess Policy would require the Company to pay additional premium up to a maximum amount of $3,500,000.
As previously disclosed, BCO Independent Contractors with a subsidiary of the Company have been involved in two tragic accidents during the policy year ending April 30, 2020, the first of which occurred in the 2019 third quarter and the second of which occurred in the 2020 first quarter. Following these two tragic accidents, the Company exercised its option under the Initial Excess Policy to increase its aggregate limits to $15,000,000 for each policy year and $20,000,000 for the thirty-six
month term ended April 30, 2022. If aggregate losses under the Initial Excess Policy exceed either the new annual aggregate limit or the new aggregate limit for the three year period ending April 30, 2022, and the Company declined the option to increase such aggregate limits for a pre-established
amount of additional premium, Landstar would retain liability of up to $10,000,000 per occurrence, inclusive of its self-insured retention for commercial trucking claims during the remainder of the applicable policy year(s). In addition, as a result of the Company’s aggregate loss experience since it entered into the Initial Excess Policy, it believes it is probable it will be required to pay additional premium under the Initial Excess Policy, which amount of additional premium was included in insurance and claims costs for the Company’s 2020 fiscal first quarter. The Company continues to maintain third party insurance arrangements providing excess coverage on a per occurrence basis for commercial trucking liabilities in excess of $10,000,000.
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
During the thirteen-week period ended March 28, 2020, employee compensation and benefits accounted for approximately sixty-three percent of the Company’s selling, general and administrative costs.
Depreciation and amortization primarily relate to depreciation of trailing equipment and information technology hardware and software.

The following table sets forth the percentage relationship of purchased transportation and commissions to agents, both being direct costs, to revenue and indirect costs as a percentage of gross profit for the periods indicated:

	Thirteen Weeks Ended
	March 28, 2020	March 30, 2019
Revenue	100.0%	100.0%
Purchased transportation	76.5	76.6
Commissions to agents	8.1	8.3

Gross profit margin	15.4%	15.1%

Gross profit	100.0%	100.0%
Investment income	0.8	0.7
Indirect costs and expenses:
Other operating costs, net of gains on asset sales/dispositions	5.8	5.3
Insurance and claims	17.5	9.6
Selling, general and administrative	31.7	26.5
Depreciation and amortization	8.0	7.3

Total costs and expenses	63.0	48.7

Operating margin	37.8%	52.0%

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
THIRTEEN WEEKS ENDED MARCH 28, 2020 COMPARED TO THIRTEEN WEEKS ENDED MARCH 30, 2019
Revenue for the 2020 thirteen-week period was $927,566,000, a decrease of $105,434,000, or 10%, compared to the 2019 thirteen-week period. Transportation revenue decreased $105,077,000, or 10%. The decrease in transportation revenue was attributable to decreased revenue per load of approximately 5% and a decreased number of loads hauled of approximately 6% compared to the 2019 thirteen-week period. Reinsurance premiums were $13,682,000 and $14,039,000 for the 2020 and 2019 thirteen-week periods, respectively. The decrease in revenue from reinsurance premiums was primarily attributable to the decrease in the average number of trucks provided by BCO Independent Contractors in the 2020 thirteen-week period compared to the 2019 thirteen-week period.
Truck transportation revenue generated by BCO Independent Contractors and Truck Brokerage Carriers (together, the “third party truck capacity providers”) for the 2020 thirteen-week period was $854,576,000, representing 92% of total revenue, a decrease of $98,535,000, or 10%, compared to the 2019 thirteen-week period. The number of loads hauled by third party truck capacity providers decreased approximately 6% in the 2020 thirteen-week period compared to the 2019 thirteen-week period, and revenue per load on loads hauled by third party truck capacity providers decreased approximately 5% compared to the 2019 thirteen-week period. The decrease in the number of loads hauled via truck compared to the 2019 thirteen-week period was due to relative softness in in the U.S. manufacturing sector in the 2020 period compared to the 2019 period and the unfavorable impact of the
COVID-19
pandemic experienced during the last week of the 2020 first fiscal quarter. Loads hauled via van equipment decreased 8% and loads hauled via unsided/platform equipment decreased 4%, while less-than-truckload volumes increased 9% as compared to the 2019 thirteen-week period. The decrease in revenue per load on loads hauled via truck was primarily due to a softer freight demand environment experienced during the 2020 thirteen-week period, which resulted in more readily available truck capacity as compared to the 2019 thirteen-week period. Revenue per load on loads hauled via van equipment decreased 5%, revenue per load on loads hauled via unsided/platform equipment decreased 4% and revenue per load on less-than-truckload loadings decreased 10% as compared to the 2019 thirteen-week period. Fuel surcharges billed to customers on revenue generated by BCO Independent Contractors are excluded from revenue. Fuel surcharges on Truck Brokerage Carrier revenue identified separately in billings to customers and included as a component of Truck Brokerage Carrier revenue were $17,196,000 and $20,987,000 in the 2020 and 2019 thirteen-week periods, respectively. It should be noted that billings to many customers of the Company’s truck brokerage services include a single all-in
rate that does not separately identify fuel surcharges on loads hauled via Truck Brokerage Carriers. Accordingly, the overall impact of changes in fuel prices on revenue and revenue per load on loads hauled via truck is likely to be greater than that indicated.
Transportation revenue generated by rail intermodal, air cargo and ocean cargo carriers (collectively, the “multimode capacity providers”) for the 2020 thirteen-week period was $54,716,000, or 6% of total revenue, a decrease of $5,968,000, or 10%, compared to the 2019 thirteen-week period. The number of loads hauled by multimode capacity providers decreased approximately 7% in the 2020 thirteen-week period compared to the 2019 thirteen-week period, and revenue per load on revenue generated by multimode capacity providers decreased approximately 3% over the same period. The decrease in the number of loads hauled by multimode capacity providers was primarily due to a 7% decrease in rail intermodal loadings, mostly attributable to decreased loadings at two specific customers, and a 13% decrease in ocean loadings, primarily due to decreased shipments originating in China for export to the United States. The decrease in revenue per load of 3% on loads hauled by multimode capacity providers was primarily attributable to decreased revenue per load on air cargo shipments. Also, revenue per load on revenue generated by multimode capacity providers is influenced by many factors, including revenue mix among the various modes of transportation used, length of haul, complexity of freight, density of freight lanes, fuel costs and availability of capacity.
Purchased transportation was 76.5% and 76.6% of revenue in the 2020 and 2019 thirteen-week periods, respectively. The decrease in purchased transportation as a percentage of revenue was primarily due to an increased percentage of revenue contributed by BCO Independent Contractors, which typically has a lower rate of purchased transportation than revenue generated by Truck Brokerage Carriers. Commissions to agents were 8.1% and 8.3% of revenue in the 2020 and 2019 thirteen-week periods, respectively. The decrease in commissions to agents as a percentage of revenue was primarily attributable to a decreased net revenue margin on revenue generated by Truck Brokerage Carriers.
Investment income was $1,167,000 and $1,138,000 in the 2020 and 2019 thirteen-week periods, respectively.
Other operating costs increased $67,000 in the 2020 thirteen-week period compared to the 2019 thirteen-week period and represented 5.8% of gross profit in the 2020 period compared to 5.3% of gross profit in the 2019 period. The increase in other operating costs compared to the prior year was primarily due to an increased provision for contractor bad debt and increased trailing equipment maintenance costs, partially offset by decreased trailer rental expense. The increase in other operating costs as a percentage of gross profit was caused by the effect of decreased gross profit.
Insurance and claims increased $9,964,000 in the 2020 thirteen-week period compared to the 2019 thirteen-week period and represented 17.5% of gross profit in the 2020 period compared to 9.6% of gross profit in the 2019 period. The increase in insurance and claims expense compared to the prior year was primarily due to a $5,000,000 charge for the Company’s self-insured retention with respect to a tragic vehicular accident involving a fatality, a $3,500,000 charge relating to anticipated additional premium the Company expects to pay under its existing multi-year insurance arrangements in connection with certain aggregated losses and, to a lesser extent, increased net unfavorable development of prior years’ claims. During the 2020 and 2019 thirteen-week periods, insurance and claims costs included $2,223,000 and $1,407,000 of net unfavorable adjustments to prior years’ claims estimates, respectively. The increase in insurance and claims as a percent of gross profit was caused by the increase in insurance and claims costs and the effect of decreased gross profit.
Selling, general and administrative costs increased $4,059,000 in the 2020 thirteen-week period compared to the 2019 thirteen-week period and represented 31.7% of gross profit in the 2020 period compared to 26.5% of gross profit in the 2019 period. The increase in selling, general and administrative costs compared to prior year was attributable to an increased provision for customer bad debt, an increased provision for incentive compensation and increased wages and employee benefit costs, partially offset by decreased stock-based compensation expense. Included in selling, general and administrative costs in the 2020 thirteen-week period is approximately $757,000 related to the cancellation due to the COVID-19 pandemic of the Company’s annual agent convention previously planned to occur in the Company’s 2020 second quarter. Included in selling, general and administrative costs was incentive compensation expense of $2,031,000 and $1,038,000 for the 2020 and 2019 thirteen-week periods, respectively, and stock-based compensation expense of $631,000 and $1,938,000 for the 2020 and 2019 thirteen-week periods, respectively. The increase in selling, general and administrative costs as a percent of gross profit was due to the increase in selling, general and administrative costs and the effect of decreased gross profit.
Depreciation and amortization increased $189,000 in the 2020 thirteen-week period compared to the 2019 thirteen-week period and represented 8.0% of gross profit in the 2020 period compared to 7.3% of gross profit in the 2019 period. The increase in depreciation and amortization expenses was primarily due to increased depreciation on information technology assets, partially offset by a decrease in trailing equipment depreciation. The increase in depreciation and amortization as a percentage of gross profit was due to the effect of decreased gross profit and increased depreciation.
Interest and debt expense in the 2020 thirteen-week period increased $147,000 compared to the 2019 thirteen-week period. The increase in interest and debt expense was primarily attributable to decreased interest income earned on cash balances held by the transportation logistics segment.
The provisions for income taxes for the 2020 and 2019 thirteen-week periods were each based on an estimated annual effective income tax rate of 24.2%, adjusted for discrete events, such as benefits resulting from stock-based awards. The effective income tax rate for the 2020 thirteen-week period was 22.9%, which was higher than the statutory federal income tax rate of 21% primarily attributable to state taxes and the meals and entertainment exclusion, partially offset by excess tax benefits realized on stock based awards. The effective income tax rate for the 2019 thirteen-week period was 21.0%, which approximated the statutory federal income tax rate. The effective income tax rate in the 2020 thirteen-week period of 22.9% was lower than the 24.2% estimated annual effective income tax rate primarily due to excess tax benefits recognized on stock-based compensation arrangements in the 2020 thirteen-week period. The effective income tax rate in the 2019 thirteen-week period of 21.0% was lower than the 24.2% estimated annual effective income tax rate primarily due to excess tax benefits recognized on stock-based compensation arrangements in the 2019 thirteen-week period, which essentially offset the impact of state taxes and the meals and entertainment exclusion.
The net loss attributable to noncontrolling interest of $17,000 in the 2019 thirteen-week period represents the former noncontrolling investors’ share of the net loss incurred by Landstar Metro and Landstar Servicios.
Net income was $40,895,000, or $1.04 per common share ($1.04 per diluted share), in the 2020 thirteen-week period. Net income was $63,317,000, or $1.58 per common share ($1.58 per diluted share), in the 2019 thirteen-week period.
CAPITAL RESOURCES AND LIQUIDITY
Working capital and the ratio of current assets to current liabilities were $351,325,000 and 1.8 to 1, respectively, at March 28, 2020, compared with $444,984,000 and 1.8 to 1, respectively, at December 28, 2019. Landstar has historically operated with current ratios within the range of 1.5 to 1 to 2.0 to 1. Cash provided by operating activities was $99,216,000 in the 2020 thirteen-week period compared with $121,416,000 in the 2019 thirteen-week period. The decrease in cash flow provided by operating activities was primarily attributable to the timing of collections of trade receivables and decreased net income.
The Company declared and paid $0.185 per share, or $7,336,000 in the aggregate, in cash dividends during the thirteen-week period ended March 28, 2020 and, during such period, also paid $78,947,000 of dividends payable which were declared during fiscal year 2019 and included in current liabilities in the consolidated balance sheet at December 28, 2019. The Company declared and paid $0.165 per share, or $6,629,000 in the aggregate, in cash dividends during the thirteen-week period ended March 30, 2019. During the thirteen-week period ended March 28, 2020, the Company purchased 1,178,970 shares of its common stock at a total cost of $115,962,000. During the thirteen-week period ended March 30, 2019, the Company purchased 124,481 shares of its common stock at a total cost of $12,977,000. As of March 28, 2020, the Company may purchase in the aggregate up to 1,821,030 shares of its common stock under its authorized stock purchase program. Long-term debt, including current maturities, was $101,921,000 at March 28, 2020, $10,923,000 lower than at December 28, 2019.
Shareholders’ equity was $627,095,000, or 86% of total capitalization (defined as long-term debt including current maturities plus equity), at March 28, 2020, compared to $721,469,000, or 86% of total capitalization, at December 28, 2019. The decrease in equity was primarily the result of purchases of shares of the Company’s common stock and dividends declared by the Company in the 2020 thirteen-week period, partially offset by net income.
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
At March 28, 2020, the Company had no borrowings outstanding and $34,368,000 of letters of credit outstanding under the Credit Agreement. At March 28, 2020, there was $215,632,000 available for future borrowings under the Credit Agreement. In addition, the Company has $61,503,000 in letters of credit outstanding as collateral for insurance claims that are secured by investments totaling $68,337,000 at March 28, 2020. Investments, all of which are carried at fair value, include primarily investment-grade bonds and U.S. Treasury obligations having maturities of up to five years. Fair value of investments is based primarily on quoted market prices. See “Notes to Consolidated Financial Statements” included herein for further discussion on measurement of fair value of investments.
Historically, the Company has generated sufficient operating cash flow to meet its debt service requirements, fund continued growth, both organic and through acquisitions, complete or execute share purchases of its common stock under authorized share purchase programs, pay dividends and meet working capital needs. As an asset-light provider of integrated transportation management solutions, the Company’s annual capital requirements for operating property are generally for trailing equipment and information technology hardware and software. In addition, a significant portion of the trailing equipment used by the Company is provided by third party capacity providers, thereby reducing the Company’s capital requirements. During the 2020 thirteen-week period, the Company purchased $5,799,000 of operating property. Landstar anticipates acquiring either by purchase or lease financing during the remainder of fiscal year 2020 approximately $48,000,000 in operating property, consisting primarily of new trailing equipment to replace older trailing equipment and information technology equipment.
Regarding the recent swift and significant decrease in the Company’s revenue beginning in late March caused by the COVID-19 pandemic, management continues to believe that cash flow from operations combined with the Company’s borrowing capacity under the Credit Agreement will be adequate to meet Landstar’s debt service requirements, fund continued growth, both internal and through acquisitions, pay dividends, complete the authorized share purchase program and meet working capital needs. The Company remains committed to returning cash to stockholders over time, primarily through share repurchases, as demonstrated during the thirteen-week period ended March 28, 2020; however, the Company intends to be prudent in its current approach to share repurchases as the depth and duration of the COVID-19 pandemic crisis become clearer.

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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Landstar provides for the estimated costs of self-insured claims primarily on an actuarial basis. The amount recorded for the estimated liability for claims incurred is based upon the facts and circumstances known on the applicable balance sheet date. The ultimate resolution of these claims may be for an amount greater or less than the amount estimated by management. The Company continually revises its existing claim estimates as new or revised information becomes available on the status of each claim. Historically, the Company has experienced both favorable and unfavorable development of prior years’ claims estimates. During the 2020 and 2019 thirteen-week periods, insurance and claims costs included $2,223,000 and $1,407,000 of net unfavorable adjustments to prior years’ claims estimates, respectively. It is reasonably likely that the ultimate outcome of settling all outstanding claims will be more or less than the estimated claims liability at March 28, 2020.
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
Depending upon the specific type of borrowing, borrowings under the Credit Agreement bear interest based on either (a) the prime rate, (b) the Federal Reserve Bank of New York rate plus 0.5% or (c) the London Interbank Offered Rate, plus 1.25%. As of March 28, 2020 and during the entire 2020 first quarter, the Company had no borrowings outstanding under the Credit Agreement.
Long-term investments, all of which are
available-for-sale
and are carried at fair value, include primarily investment-grade bonds and U.S. Treasury obligations having maturities of up to five years. Assuming that the long-term portion of investments remains at $82,798,000, the balance at March 28, 2020, a hypothetical increase or decrease in interest rates of 100 basis points would not have a material impact on future earnings on an annualized basis. Short-term investments consist of short-term investment-grade instruments and the current maturities of investment-grade corporate bonds and U.S. Treasury obligations. Accordingly, any future interest rate risk on these short-term investments would not be material to the Company’s operating results.

Assets and liabilities of the Company’s Canadian and Mexican operations are translated from their functional currency to U.S. dollars using exchange rates in effect at the balance sheet date and revenue and expense accounts are translated at average monthly exchange rates during the period. Adjustments resulting from the translation process are included in accumulated other comprehensive income. Transactional gains and losses arising from receivable and payable balances, including intercompany balances, in the normal course of business that are denominated in a currency other than the functional currency of the operation are recorded in the statements of income when they occur. The assets held at the Company’s Canadian and Mexican subsidiaries at March 28, 2020 were collectively, as translated to U.S. dollars, less than 4% of total consolidated assets. Accordingly, translation gains or losses of 10% or less related to the Canadian and Mexican operations would not be material.
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
promulgated under the Securities Exchange Act of 1934, as amended). Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of March 28, 2020 to provide reasonable assurance that information required to be disclosed by the Company in reports that it filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.
There were no significant changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended March 28, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Item 1A. Risk Factors
Except as set forth below, there have been no material changes to the Risk Factors described in Part I “Item 1A. Risk Factors” in the Company’s Annual Report on Form
10-K
for the fiscal year ended December 28, 2019 as filed with the SEC.
The coronavirus (“COVID-19”) pandemic has had a significant adverse impact on our business.
COVID-19
was first identified in Wuhan, China in December 2019. The
COVID-19
outbreak was subsequently declared a pandemic by the World Health Organization on March 11, 2020. The
COVID-19
pandemic has caused significant disruptions in the global economy, which significantly intensified in the United States in late March and early April 2020, and has fueled concerns that it will lead to a global recession. These conditions are expected to continue and worsen in the near term. This could have a material adverse impact on the demand for our services and our ability to obtain financing on favorable terms or at all. The situation continues to evolve rapidly and its effects, both short and long-term, remain unknown.

In connection with the impact of the
COVID-19
pandemic, the Company experienced a significant decline in truckload volumes during the last week of its fiscal quarter ended March 28, 2020. The Company believes the
COVID-19
pandemic is likely to have a significant adverse impact on truckload volumes in its 2020 second fiscal quarter. Although it does not appear the impact of the
COVID-19
pandemic had a significant impact on truckload pricing in the 2020 first quarter, no assurance can be given regarding the potential impact of the pandemic on truckload pricing in future periods, including the 2020 second quarter. The extent to which the
COVID-19
pandemic impacts the Company’s results in the 2020 second quarter as well as in future quarters will depend on future developments that are highly uncertain and cannot be predicted, including the duration of the pandemic, new information that may emerge concerning the severity of the pandemic, the actions taken to contain its impact and the role of federal, state and local governments in lifting stay-at-home
orders and taking other measures that will be needed to help the economy transition back to more normal operating conditions. These and other factors could have a material adverse impact on our business, financial position, results of operations and cash flows.
In an effort to support BCO Independent Contractors and independent commission sales agents in the Landstar network, the Company announced that for each load delivered by a BCO Independent Contractor with a confirmed delivery date from April 1, 2020 through April 30, 2020, the Company will pay an extra $50 to both the BCO hauling the load and the Landstar agent dispatching the load. The Company subsequently announced the extension of this program through May 15, 2020. The Company estimates that Landstar BCOs will deliver between 60,000 and 70,000 loads in April 2020 and 30,000 to 35,000 from May 1, 2020 through May 15, 2020. In addition, if a Landstar BCO tests positive for
COVID-19
or is placed under a mandatory quarantine by a public health authority, the Company will provide up to $2,000 to the affected BCO. Further, in the event that current market conditions persist, it is possible that Landstar will provide additional financial support to its independent agents and/or BCO Independent Contractors during the 2020 second quarter as part of the Company’s pandemic relief efforts. These pandemic relief efforts will have an impact on the Company’s financial results for the 2020 second quarter.
Moreover, the
COVID-19
virus continues to spread in areas where we provide services. The Landstar network includes over 1,200 independent agent locations throughout North America where such independent agents provide shipment coordination and dispatch services, freight tracking, trailer management and numerous other operational functions. Similarly, the Landstar network includes tens of thousands of truck capacity providers who operate throughout North America without any Landstar truck terminals. Management believes the decentralized nature of our model should insulate Landstar’s freight operations in an environment where social distancing can disrupt centralized business structures. A significant impact to our independent agent network and/or a significant decrease in available truck capacity providers due to illness or government restrictions related to the
COVID-19
pandemic could have a material adverse effect on our ability to source capacity to service our customers and could have a significant impact on Landstar, including our results of operations, revenue and cash flows.
In addition, the
COVID-19
pandemic along with other factors such as issues in the international oil and gas sector have caused significant disruptions in the Mexican economy. These conditions also are expected to continue and worsen in the near term. During the Company’s 2020 fiscal first quarter, the value of the Mexican peso to the U.S. dollar significantly depreciated and may continue to depreciate further. No assurances can be given regarding the potential impact of the
COVID-19
pandemic and other factors on the Mexican economy and the value of the Mexican peso relative to the U.S. dollar and could have a significant adverse impact on the financial condition and results of operations of our Mexican subsidiaries as well as the value of the tangible and intangible assets associated with their operations. Moreover, we annually perform impairment tests of the carrying values of our goodwill, other indefinite-lived intangible assets and other long-lived assets. We may also perform an evaluation whenever events may indicate an impairment has occurred. In assessing whether an impairment has occurred, we consider whether the performance of our reporting units may be below projections, negative macroeconomic trends or negative industry and company-specific trends. If we conclude that the carrying values of assets associated with our Mexican operations exceed their fair value, we may be required to record an impairment.
Disruptions or failures in the Company’s computer systems; cyber and other information security incidents.
 The Company’s information technology systems used in connection with its operations are located in Jacksonville, Florida and to a lesser extent in Rockford, Illinois. In addition, the Company utilizes several third party data centers throughout the U.S. Landstar relies, in the regular course of its business, on the proper operation of its information technology systems to link its extensive network of customers, employees, agents and third party capacity providers, including its BCO Independent Contractors. Moreover, in connection with the
COVID-19
pandemic, the Company has temporarily transitioned the vast majority of its office-based employees to work-at-home
arrangements. Although the Company has redundant systems for its critical operations, any significant disruption or failure of its technology systems or those of third party data centers on which it relies could significantly disrupt the Company’s operations and impose significant costs on the Company. Moreover, it is critical that the data processed by or stored in the Company’s information technology systems or otherwise in the

Company’s possession remain confidential, as it often includes confidential, proprietary and/or competitively sensitive information regarding our customers, employees, agents and third party capacity providers, key financial and operational results and statistics, and our strategic plans, including technology innovations, developments and enhancements. Cyber incidents that impact the security, availability, reliability, speed, accuracy or other proper functioning of these systems and data, including outages, computer viruses, break-ins
and similar disruptions, could have a significant impact on our operations. Accordingly, information security and the continued development and enhancement of the controls and processes designed to protect our systems, computers, software, data and networks from attack, damage or unauthorized access remain a priority for us. Although we believe that we have robust security procedures and other safeguards in place, as threats continue to evolve, we may be required to expend additional resources to continue to enhance our information security measures and/or to investigate and remediate any security vulnerabilities. For example, in the first quarter of 2016, we were subject to “spear-phishing” attacks through which third parties were able to obtain personal employee data. We have undertaken a number of remedial measures in response, including enhancing our security systems and additional training for our employees. Additional incidents may occur in the future and may have a material adverse effect on our business and operations. A significant incident, including system failure, security breach, disruption by malware, or other damage, could interrupt or delay our operations, damage our reputation, cause a loss of customers, agents and/or third party capacity providers, expose us to a risk of loss or litigation, and/or cause us to incur significant time and expense to remedy such an event, any of which could have a material adverse impact on our results of operations and financial condition.
Increased severity or frequency of accidents and other claims or a material unfavorable development of existing claims.
 For periods prior to May 1, 2019, Landstar retains liability for commercial trucking claims up to $5,000,000 per occurrence and maintains various third party insurance arrangements for liabilities in excess of its $5,000,000 self-insured retention. Effective May 1, 2019, the Company entered into a new three year commercial auto liability insurance arrangement for losses incurred between $5,000,000 and $10,000,000 (the “Initial Excess Policy”) with a third party insurance company. For commercial trucking claims incurred on or after May 1, 2019 through April 30, 2022, the Initial Excess Policy initially provided for a limit for a single loss of $5,000,000, with an aggregate limit of $10,000,000 for each policy year, an aggregate limit of $15,000,000 for the thirty-six
month term ended April 30, 2022, and options to increase such aggregate limits for pre-established
amounts of additional premium. In the event paid aggregate losses under the Initial Excess Policy during any policy year (May 1 to April 30) exceeded $10,000,000, the Company would retain liability of up to $10,000,000 per occurrence, inclusive of its $5,000,000 self-insured retention, for the remainder of such policy year. Moreover, in the event paid aggregate losses under the Initial Excess Policy during the three year period ending April 30, 2022 exceeded a pre-determined
threshold amount, the Initial Excess Policy would require the Company to pay additional premium up to a maximum amount of $3,500,000.
As previously disclosed, BCO Independent Contractors with a subsidiary of the Company have been involved in two tragic accidents during the policy year ending April 30, 2020, the first of which occurred in the 2019 third quarter and the second of which occurred in the 2020 first quarter. Following these two tragic accidents, the Company exercised its option under the Initial Excess Policy to increase its aggregate limits to $15,000,000 for each policy year and $20,000,000 for the thirty-six
month term ended April 30, 2022. If aggregate losses under the Initial Excess Policy exceed either the new annual aggregate limit or the new aggregate limit for the three year period ending April 30, 2022, and the Company declined the option to increase such aggregate limits for a pre-established
amount of additional premium, Landstar would retain liability of up to $10,000,000 per occurrence, inclusive of its self-insured retention for commercial trucking claims during the remainder of the applicable policy year(s). In addition, as a result of the Company’s aggregate loss experience since it entered into the Initial Excess Policy, it believes it is probable it will be required to pay additional premium under the Initial Excess Policy, which amount of additional premium was included in insurance and claims costs for the Company’s 2020 fiscal first quarter. The Company continues to maintain third party insurance arrangements providing excess coverage on a per occurrence basis for commercial trucking liabilities in excess of $10,000,000.
The Company also retains liability of up to $1,000,000 for each general liability claim, up to $250,000 for each workers’ compensation claim and up to $250,000 for each cargo claim. In addition, under reinsurance arrangements by Signature of certain risks of the Company’s BCO Independent Contractors, the Company retains liability of up to $500,000, $1,000,000 or $2,000,000 with respect to certain occupational accident claims and up to $750,000 with respect to certain workers’ compensation claims. The Company’s exposure to liability associated with accidents incurred by Truck Brokerage Carriers, railroads and air and ocean cargo carriers who transport freight on behalf of the Company is reduced by various factors including the extent to which such carriers maintain their own insurance coverage. A material increase in the frequency or severity of accidents, cargo claims or workers’ compensation claims or the material unfavorable development of existing claims could have a material adverse effect on Landstar’s cost of insurance and claims and its results of operations. For a discussion identifying additional risk factors and other important factors that could cause actual results to differ materially from those anticipated, see the discussions under Part I, Item 1A, “Risk Factors” in the Company’s Annual Report on Form
10-K
for the fiscal year ended December 28, 2019 and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Notes to Consolidated Financial Statements” in this Quarterly Report on Form
10-Q.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Company
The following table provides information regarding the Company’s purchase of its common stock during the period from December 29, 2019 to March 28, 2020, the Company’s first fiscal quarter:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares That May Yet Be Purchased Under the Programs
December 28, 2019				3,000,000
December 29, 2019 – January 25, 2020	—	$—	—	3,000,000
January 26, 2020 – February 22, 2020	27,206	109.39	27,206	2,972,794
February 23, 2020 – March 28, 2020	1,151,764	98.10	1,151,764	1,821,030

Total	1,178,970	$98.36	1,178,970

On December 9, 2019, the Landstar System, Inc. Board of Directors authorized the Company to purchase up to 1,849,068 shares of the Company’s common stock from time to time in the open market and in privately negotiated transactions. As of March 28, 2020, the Company had authorization to purchase in the aggregate up to 1,821,030 shares of its common stock under this program. No specific expiration date has been assigned to the December 9, 2019 authorization.
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

LANDSTAR SYSTEM, INC.

Date: May 1, 2020	/s/ James B. Gattoni
James B. Gattoni
President and
Chief Executive Officer

Date: May 1, 2020	/s/ L. Kevin Stout
L. Kevin Stout
Vice President and Chief
Financial Officer