Form 10-Q
period 2020-06-27
LANDSTAR SYSTEM INC
filed 2020-07-31
CIK 853816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended
June
27, 2020
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
of the Exchange Act).
    Yes  ☐    No  ☑
The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of the close of business on July 20, 2020 was 38,379,459.

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
10-01
of Regulation
S-X
and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the twenty six weeks ended June 27, 2020 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 26, 2020.
These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s 2019 Annual Report on Form
10-K.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)
(Unaudited)

	June 27, 2020	December 28, 2019

ASSETS
Current Assets
Cash and cash equivalents	$245,471	$319,515
Short-term investments	36,274	32,901
Trade accounts receivable, less allowance of $8,580 and $7,284	489,182	588,549
Other receivables, including advances to independent contractors, less allowance of $9,241 and $7,667	27,861	35,553
Other current assets	41,564	21,370

Total current assets	840,352	997,888

Operating property, less accumulated depreciation and amortization of $288,055 and $280,849	284,794	285,855
Goodwill	40,071	38,508
Other assets	106,893	105,460

Total assets	$1,272,110	$1,427,711

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Cash overdraft	$35,534	$53,878
Accounts payable	273,324	271,996
Current maturities of long-term debt	38,219	42,632
Insurance claims	53,764	44,532
Dividends payable	—	78,947
Contractor escrow	25,774	24,902
Other current liabilities	46,845	36,017

Total current liabilities	473,460	552,904

Long-term debt, excluding current maturities	60,152	70,212
Insurance claims	34,762	33,575
Deferred income taxes and other noncurrent liabilities	54,615	49,551

Shareholders’ Equity
Common stock, $0.01 par value, authorized 160,000,000 shares, issued 68,176,787 and 68,083,419 shares	682	681
Additional paid-in capital	225,332	226,123
Retained earnings	2,012,173	1,962,161
Cost of 29,797,328 and 28,609,926 shares of common stock in treasury	(1,581,921)	(1,465,284)
Accumulated other comprehensive loss	(7,145)	(2,212)

Total shareholders’ equity	649,121	721,469

Total liabilities and shareholders’ equity	$1,272,110	$1,427,711

See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share amounts)
(Unaudited)

	Twenty Six Weeks Ended		Thirteen Weeks Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Revenue	$1,751,080	$2,078,040	$823,514	$1,045,040
Investment income	2,002	2,421	835	1,283
Costs and expenses:
Purchased transportation	1,344,390	1,591,126	635,133	799,371
Commissions to agents	150,642	173,294	75,266	87,623
Other operating costs, net of gains on asset sales/dispositions	15,674	18,100	7,368	9,861
Insurance and claims	44,708	31,279	19,751	16,286
Selling, general and administrative	85,928	82,565	40,601	41,297
Depreciation and amortization	22,972	22,350	11,467	11,034
Impairment of intangible and other assets	2,582	—	2,582	—

Total costs and expenses	1,666,896	1,918,714	792,168	965,472

Operating income	86,186	161,747	32,181	80,851
Interest and debt expense	1,928	1,514	976	709

Income before income taxes	84,258	160,233	31,205	80,142
Income taxes	19,109	35,833	6,951	19,042

Net income	65,149	124,400	24,254	61,100
Less: Net loss attributable to noncontrolling interest	—	(17)	—	—

Net income attributable to Landstar System, Inc. and subsidiary	$65,149	$124,417	$24,254	$61,100

Earnings per common share attributable to Landstar System, Inc. and subsidiary	$1.68	$3.11	$0.63	$1.53

Diluted earnings per share attributable to Landstar System, Inc. and subsidiary	$1.68	$3.11	$0.63	$1.53

Average number of shares outstanding:
Earnings per common share	38,816,000	40,053,000	38,379,000	39,945,000

Diluted earnings per share	38,816,000	40,053,000	38,379,000	39,945,000

Dividends per common share	$0.370	$0.330	$0.185	$0.165

See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(Unaudited)

	Twenty Six Weeks Ended		Thirteen Weeks Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Net income attributable to Landstar System, Inc. and subsidiary	$65,149	$124,417	$24,254	$61,100
Other comprehensive (loss) income:
Unrealized holding gains on available-for-sale investments, net of
tax expense of $338, $494, $770 and $222	1,237	1,805	2,816	810
Foreign currency translation (losses) gains	(6,170)	1,125	1,732	571

Other comprehensive (loss) income	(4,933)	2,930	4,548	1,381

Comprehensive income attributable to Landstar System, Inc. and subsidiary	$60,216	$127,347	$28,802	$62,481

See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Twenty Six Weeks Ended
	June 27, 2020	June 29, 2019
OPERATING ACTIVITIES
Net income	$65,149	$124,400
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of operating property and intangible assets	22,972	22,350
Non-cash interest charges	126	126
Provisions for losses on trade and other accounts receivable	6,528	4,194
Gains on sales/disposals of operating property	(1,812)	(1,219)
Impairment of intangible and other assets	2,582	—
Deferred income taxes, net	6,228	5,060
Stock-based compensation	1,201	3,368
Changes in operating assets and liabilities:
Decrease in trade and other accounts receivable	99,601	89,820
Increase in other assets	(24,809)	(22,808)
Decrease in accounts payable	(31)	(28,565)
Increase (decrease) in other liabilities	10,231	(14,315)
Increase in insurance claims	10,419	1,665

NET CASH PROVIDED BY OPERATING ACTIVITIES	198,385	184,076

INVESTING ACTIVITIES
Net changes in other short-term investments	131	—
Sales and maturities of investments	14,897	41,345
Purchases of investments	(16,382)	(42,812)
Purchases of operating property	(17,676)	(9,224)
Proceeds from sales of operating property	4,465	3,219
Consideration paid for acquisition	(2,701)	—

NET CASH USED BY INVESTING ACTIVITIES	(17,266)	(7,472)

FINANCING ACTIVITIES
Decrease in cash overdraft	(18,344)	(11,719)
Dividends paid	(93,382)	(13,257)
Proceeds from exercises of stock options	614	343
Taxes paid in lieu of shares issued related to stock-based compensation plans	(3,280)	(8,438)
Purchases of common stock	(115,962)	(69,729)
Principal payments on finance lease obligations	(21,958)	(23,658)
Purchase of noncontrolling interest	—	(600)

NET CASH USED BY FINANCING ACTIVITIES	(252,312)	(127,058)

Effect of exchange rate changes on cash and cash equivalents	(2,851)	930

(Decrease) increase in cash and cash equivalents	(74,044)	50,476
Cash and cash equivalents at beginning of period	319,515	199,736

Cash and cash equivalents at end of period	$245,471	$250,212

See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
Twenty Six and Thirteen Weeks Ended June 27, 2020 and June 29, 2019
(In thousands, except share and per share amounts)
(Unaudited)

	Common Stock		Additional Paid-In	Retained	Treasury Stock at Cost		Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	(Loss) Income	Total

Balance December 28, 2019	68,083,419	$681	$226,123	$1,962,161	28,609,926	$(1,465,284)	$(2,212)	$721,469

Adoption of accounting standard (Note 1 4 )				(702)				(702)

Net income				40,895				40,895

Dividends ($0.185 per share)				(7,336)				(7,336)

Purchases of common stock					1,178,970	(115,962)		(115,962)

Issuance of stock related to stock-based compensation plans	84,063	1	(1,781)		8,078	(639)		(2,419)

Stock-based compensation			631					631

Other comprehensive loss							(9,481)	(9,481)

Balance March 28, 2020	68,167,482	$682	$224,973	$1,995,018	29,796,974	$(1,581,885)	$(11,693)	$627,095

Net income				24,254				24,254

Dividends ($0.185 per share)				(7,099)				(7,099)

Issuance of stock related to stock-based compensation plans	9,305	—	(211)		354	(36)		(247)

Stock-based compensation			570					570

Other comprehensive income							4,548	4,548

Balance June 27, 2020	68,176,787	$682	$225,332	$2,012,173	29,797,328	$(1,581,921)	$(7,145)	$649,121

	Landstar System, Inc. and Subsidiary Shareholders
	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock at Cost		Accumulated Other Comprehensive (Loss) Income	Non-controlling Interests
	Shares	Amount			Shares	Amount			Total

Balance December 29, 2018	67,870,962	$679	$226,852	$1,841,279	27,755,001	$(1,376,111)	$(5,875)	$2,309	$689,133

Net income (loss)				63,317				(17)	63,300

Dividends ($0.165 per share)				(6,629)					(6,629)

Purchases of common stock					124,481	(12,977)			(12,977)

Purchase of noncontrolling interests			1,842					(2,442)	(600)

Issuance of stock related to stock-based compensation plans	176,079	1	(7,081)		5,199	(524)			(7,604)

Stock-based compensation			1,938						1,938

Other comprehensive income							1,549	150	1,699

Balance March 30, 2019	68,047,041	$680	$223,551	$1,897,967	27,884,681	$(1,389,612)	$(4,326)	$—	$728,260

Net income				61,100					61,100

Dividends ($0.165 per share)				(6,628)					(6,628)

Purchases of common stock					549,929	(56,752)			(56,752)

Issuance of stock related to stock-based compensation plans	17,836	1	(431)		572	(61)			(491)

Stock-based compensation			1,430						1,430

Other comprehensive income							1,381		1,381

Balance June 29, 2019	68,064,877	$681	$224,550	$1,952,439	28,435,182	$(1,446,425)	$(2,945)	$—	$728,300

See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The consolidated financial statements include the accounts of Landstar System, Inc. and its subsidiary
, Landstar System Holdings, Inc., and reflect all adjustments (all of a normal, recurring nature) which are, in the opinion of management, necessary for a fair statement of the results for the periods presented. The preparation of the consolidated financial statements requires the use of management’s estimates. Actual results could differ from those estimates. Landstar System, Inc. and its subsidiary are herein referred to as “Landstar” or the “Company.” Significant intercompany accounts have been eliminated in consolidation.
(1)	Significant Accounting Policies
Revenue from Contracts with Customers – Disaggregation of Revenue
During the twenty six weeks ended June 27, 2020, revenue generated by BCO Independent Contractors, Truck Brokerage Carriers and railroads represented approximately 46%, 46% and 3% respectively, of the Company’s consolidated revenue. Collectively, revenue generated by air and ocean cargo carriers represented approximately 3% of the Company’s consolidated revenue in the twenty-six-week
period ended June 27, 2020. Included in truck transportation revenue generated by BCO Independent Contractors and Truck Brokerage Carriers during the twenty-six-week
period ended June 27, 2020 was $1,028,334,000 hauled via van equipment, $533,716,000 hauled via unsided/platform equipment and $45,859,000 of less-than-truckload. During the twenty six weeks ended June 29, 2019, revenue generated by BCO Independent Contractors, Truck Brokerage Carriers and railroads represented approximately 44%, 48% and 3%, respectively, of the Company’s consolidated revenue. Collectively, revenue generated by air and ocean cargo carriers represented approximately 3% of the Company’s consolidated revenue in the twenty-six-week
period ended June 29, 2019. Included in truck transportation revenue generated by BCO Independent Contractors and Truck Brokerage Carriers during the twenty-six-week
period ended June 29, 2019 was $1,224,379,000 hauled via van equipment, $648,828,000 hauled via unsided/platform equipment and $48,108,000 of less-than-truckload.
During the thirteen weeks ended June 27, 2020, revenue generated by BCO Independent Contractors, Truck Brokerage Carriers and railroads represented approximately 46%, 46% and 3% respectively, of the Company’s consolidated revenue. Collectively, revenue generated by air and ocean cargo carriers represented approximately 4% of the Company’s consolidated revenue in the thirteen-week period ended June 27, 2020. Included in truck transportation revenue generated by BCO Independent Contractors and Truck Brokerage Carriers during the thirteen-week period ended June 27, 2020 was $483,027,000 hauled via van equipment, $247,388,000 hauled via unsided/platform equipment and $22,918,000 of less-than-truckload. During the thirteen weeks ended June 29, 2019, revenue generated by BCO Independent Contractors, Truck Brokerage Carriers and railroads represented approximately 45%, 47% and 3% respectively, of the Company’s consolidated revenue. Collectively, revenue generated by air and ocean cargo carriers represented approximately 3% of the Company’s consolidated revenue in the thirteen-week period ended June 29, 2019. Included in truck transportation revenue generated by BCO Independent Contractors and Truck Brokerage Carriers during the thirteen-week period ended June 29, 2019 was $605,365,000 hauled via van equipment, $338,107,000 hauled via unsided/platform equipment and $24,732,000 of less-than-truckload.
(2)	Acquired Business
On May 6, 2020, Landstar System Holdings, Inc. formed a new subsidiary that was subsequently renamed Landstar Blue, LLC (“Landstar Blue”). Landstar Blue arranges truckload brokerage services while helping the Company to develop and test digital technologies and processes for the benefit of all Landstar independent commission sales agents. On June 15, 2020, Landstar Blue completed the acquisition of an independent agent of the Company whose business focused on truckload brokerage services. Cash consideration paid for the acquisition was approximately

$
2,701
,
000
.

In addition, the Company assumed approximately $200,000 in liabilities consisting of additional contingent purchase price. The resulting goodwill arising from the acquisition was approximately

$
2,807,000
.
With respect to this goodwill, 100% is expected to be deductible by the Company for U.S. income tax purposes. Pro fo
r
ma financial information for prior periods is not presented as the Company does not believe the acquisition to be material to the Company’s consolidated results. The results of operations for Landstar Blue are presented as part of the Company’s transportations logistics segment. Transaction costs for the acquisition were insignificant.

(3)	Share-based Payment Arrangements
As of June 27, 2020, the Company had two employee equity incentive plans, the 2002 employee stock option and stock incentive plan (the “ESOSIP”) and the 2011 equity incentive plan (the “2011 EIP”). No further grants can be made under the ESOSIP. The Company also has a stock compensation plan for members of its Board of Directors, the Amended and Restated 2013 Directors Stock Compensation Plan (as amended and restated as of May 17, 2016, the “2013 DSCP”). 6,000,000 shares of the Company’s common stock were authorized for issuance under the 2011 EIP and 115,000 shares of the Company’s common stock were authorized for issuance under the 2013 DSCP. The ESOSIP, 2011 EIP and 2013 DSCP are each referred to herein as a “Plan,” and, collectively, as the “Plans.” Amounts recognized in the financial statements with respect to these Plans are as follows (in thousands):

	Twenty Six Weeks Ended		Thirteen Weeks Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Total cost of the Plans during the period	$1,201	$3,368	$570	$1,430
Amount of related income tax benefit recognized during the period	(1,135)	(3,734)	(262)	(672)

Net cost of the Plans during the period	$66	$(366)	$308	$758

Included in income tax benefits recognized in the
twenty-six-week
periods ended June 27, 2020 and June 29, 2019 were excess tax benefits from stock-based awards of $829,000 and $2,871,000, respectively.
As of June 27, 2020, there were 60,586 shares of the Company’s common stock reserved for issuance under the 2013 DSCP and 3,683,524 shares of the Company’s common stock reserved for issuance in the aggregate under the ESOSIP and 2011 EIP.
Restricted Stock Units
The following table summarizes information regarding the Company’s outstanding restricted stock unit (“RSU”) awards with either a performance condition or a market condition under the Plans:

	Number of RSUs	Weighted Average Grant Date Fair Value
Outstanding at December 28, 2019	198,875	$84.37
Granted	59,478	$102.66
Shares earned in excess of target (1)	11,648	$77.00
Vested shares, including shares earned in excess of target	(76,290)	$73.44
Forfeited	(10,987)	$100.55

Outstanding at June 27, 2020	182,724	$93.44

(1)	Represents shares earned in excess of target under the February 2, 2017 RSU awards as actual results exceeded the target under the awards as a result of fiscal year 2019 results.
During the
twenty-six-week
period ended June 27, 2020, the Company granted RSUs with a performance condition. Outstanding RSUs at both December 28, 2019 and June 27, 2020 include RSUs with a performance condition and RSUs with a market condition, as further described below and in the Company’s 2019 Annual Report on Form
10-K.
RSUs with a performance condition granted on January 31, 2020 may vest on
January
31 of 2023, 2024 and 2025 based on growth in operating income and pre-tax
income per diluted share from continuing operations attributable to Landstar System, Inc. and subsidiary as compared to the results from the 2019 fiscal year.
The Company recognized approximately ($308,000) and $2,062,000 of share-based compensation (benefit)/expense related to RSU awards in the twenty-six-week
periods ended June 27, 2020 and June 29, 2019, respectively. As of June 27, 2020, there was a maximum of $35.3 million of total unrecognized compensation cost related to RSU awards granted under the Plans with an expected average remaining life of approximately 3.3 years. With respect to RSU awards with a performance condition, the amount of future compensation expense to be recognized will be determined based on future operating results.

Stock Options
The following table summarizes information regarding the Company’s outstanding stock options under the Plans:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (000s)
Options outstanding at December 28, 2019	44,467	$51.24
Exercised	(16,517)	$47.70

Options outstanding at June 27, 2020	27,950	$53.33	2.1	$1,514
Options exercisable at June 27, 2020	27,950	$53.33	2.1	$1,514

The total intrinsic value of stock options exercised during the twenty-six-week
periods ended June 27, 2020 and June 29, 2019 was $1,071,000 and $1,269,000, respectively.
As of June 27, 2020, there was no unrecognized compensation cost related to stock options granted under the Plans.
Non-vested
Restricted Stock and Deferred Stock Units
The following table summarizes information regarding the Company’s outstanding shares of non-vested
restricted stock and Deferred Stock Units (defined below) under the Plans:

	Number of Shares and Deferred Stock Units	Weighted Average Grant Date Fair Value
Non-vested at December 28, 2019	64,808	$98.24
Granted	26,604	$111.88
Vested	(27,619)	$98.91
Forfeited	(2,351)	$106.34

Non-vested at June 27, 2020	61,442	$103.54

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
As of June 27, 2020, there was $4,841,000 of total unrecognized compensation cost related to non-vested
shares of restricted stock and Deferred Stock Units granted under the Plans. The unrecognized compensation cost related to these non-vested
shares of restricted stock and Deferred Stock Units is expected to be recognized over a weighted average period of 2.1 years.
(4)	Income Taxes
The provisions for income taxes for the 2020 and 2019
twenty-six-week
periods were each based on an estimated annual effective income tax rate of 24.2%, adjusted for discrete events, such as benefits resulting from stock-based awards. The effective income tax rate for the 2020 twenty-six-week
period was 22.7%, which was higher than the statutory federal income tax rate of 21% primarily attributable to state taxes and the meals and entertainment exclusion, partially offset by state tax refunds and excess tax benefits realized on stock
-

based awards. The effective income tax rate for the 2019
twenty-six-week
period was 22.4%, which was higher than the statutory federal income tax rate of 21% primarily attributable to state taxes and the meals and entertainment exclusion, partially offset by excess tax benefits realized on stock
-
based awards
. The provision for income taxes for the 2019
twenty-six-week
period was favorably impacted by $2,871,000 of excess tax benefits from stock-based awards.
(5)	Earnings Per Share
Earnings per common share attributable to Landstar System, Inc. and subsidiary are based on the weighted average number of shares outstanding, including outstanding non-vested restricted stock and outstanding Deferred Stock Units. Diluted earnings per share attributable to Landstar System, Inc. and subsidiary are based on the weighted average number of common shares and Deferred Stock Units outstanding plus the incremental shares that would have been outstanding upon the assumed exercise of all dilutive stock options. During the 2020 and 2019 twenty-six-week and thirteen-week periods
,
the future compensation cost attributable to
shares of
non-vested restricted stock
exceeded
the incremental shares that would have been outstanding upon the assumed exercise of all dilutive stock options.
For each of the
twenty-six-week
periods ended June 27, 2020 and June 29, 2019, no options outstanding to purchase shares of common stock were antidilutive. Outstanding RSUs were excluded from the calculation of diluted earnings per share attributable to Landstar System, Inc. and subsidiary for all periods because the performance metric requirements or market condition for vesting had not been satisfied.
(6)	Additional Cash Flow Information
During the 2020
twenty-six-week
period, Landstar paid income taxes and interest of $16,198,000 and $2,057,000, respectively. During the 2019 twenty-six-week
period, Landstar paid income taxes and interest of $39,180,000 and $2,286,000, respectively. Landstar acquired operating property by entering into finance leases in the amount of $7,485,000 in the 2020 twenty-six-week
period. Landstar did not acquire any operating property by entering into finance leases in the 2019 twenty-six-week
periods. In addition, during the 2020
twenty-six-week
period, Landstar acquired
 $
1,440,000 of operating property for which the Comp
a
ny accrued a corresponding liability in accounts payable as of June 27, 2020. Capital expenditures are recorded as cash outflows from investing activities in the consolidated statement of cash flows in the period in which they are paid.
(7)	Segment Information
The following table summarizes information about the Company’s reportable business segments as of and for the twenty-six-week
and thirteen week periods ended June 27, 2020 and June 29, 2019 (in thousands):

	Twenty Six Weeks Ended
	June 27, 2020			June 29, 2019
	Transportation Logistics	Insurance	Total	Transportation Logistics	Insurance	Total
External revenue	$1,723,682	$27,398	$1,751,080	$2,049,777	$28,263	$2,078,040
Internal revenue		35,834	35,834		27,367	27,367
Investment income		2,002	2,002		2,421	2,421
Operating income	76,518	9,668	86,186	135,919	25,828	161,747
Expenditures on long-lived assets	17,676		17,676	9,224		9,224
Goodwill	40,071		40,071	38,407		38,407

	Thirteen Weeks Ended
	June 27, 2020			June 29, 2019
	Transportation Logistics	Insurance	Total	Transportation Logistics	Insurance	Total
External revenue	$809,798	$13,716	$823,514	$1,030,816	$14,224	$1,045,040
Internal revenue		26,755	26,755		17,753	17,753
Investment income		835	835		1,283	1,283
Operating income	21,474	10,707	32,181	68,336	12,515	80,851
Expenditures on long-lived assets	11,877		11,877	4,648		4,648
In the
twenty-six-week
periods ended June 27, 2020 and June 29, 2019, no single customer accounted for more than 10% of the Company’s consolidated revenue.

(8)	Other Comprehensive Income
The following table presents the components of and changes in accumulated other comprehensive income (loss), net of related income taxes, as of and for the twenty-six-week
period ended June 27, 2020 (in thousands):

	Unrealized Holding Gains on Available-for-Sale Securities	Foreign Currency Translation	Total
Balance as of December 28, 2019	$1,120	$(3,332)	$(2,212)
Other comprehensive gain (loss)	1,237	(6,170)	(4,933)

Balance as of June 27, 2020	$2,357	$(9,502)	$(7,145)

Amounts reclassified from accumulated other comprehensive income to investment income due to the realization of previously unrealized gains and losses in the accompanying consolidated statements of income were not significant for the twenty-six-week
period ended June 27, 2020.
(9)	Investments
Investments include primarily investment-grade corporate bonds and U.S. Treasury obligations having maturities of up to five years (the “bond portfolio”) and money market investments. Investments in the bond portfolio are reported as available-for-sale
and are carried at fair value. Investments maturing less than one year from the balance sheet date are included in short-term investments and investments maturing more than one year from the balance sheet date are included in other assets in the consolidated balance sheets. Management performs an analysis of the nature of the unrealized losses on available-for-sale
investments to determine whether an allowance for credit loss is necessary. Unrealized losses, representing the excess of the purchase price of an investment over its fair value as of the end of a period, considered to be a result of credit-related factors, are to be included as a charge in the statement of income, while unrealized losses considered to be a result of noncredit-related factors are to be included as a component of shareholders’ equity. Investments whose values are based on quoted market prices in active markets are classified within Level 1. Investments that trade in markets that are not considered to be active, but are valued based on quoted market prices, are classified within Level 2. As Level 2 investments include positions that are not traded in active markets, valuations may be adjusted to reflect illiquidity and/or non-transferability,
which are generally based on available market information. Any transfers between levels are recognized as of the beginning of any reporting period. Fair value of the bond portfolio was determined using Level 1 inputs related to U.S. Treasury obligations and money market investments and Level 2 inputs related to investment-grade corporate bonds, asset-backed securities and direct obligations of government agencies. Unrealized gains, net of unrealized losses, on the investments in the bond portfolio were $3,002,000 and $1,427,000 at June 27, 2020 and December 28, 2019, respectively.

The amortized cost and fair values of
available-for-sale
investments are as follows at June 27, 2020 and December 28, 2019 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 27, 2020
Money market investments	$14,038	$—	$—	$14,038
Asset-backed securities	569	—	84	485
Corporate bonds and direct obligations of
government agencies	100,722	3,261	316	103,667
U.S. Treasury obligations	2,337	141	—	2,478

Total	$117,666	$3,402	$400	$120,668

December 28, 2019
Money market investments	$15,691	$—	$—	$15,691
Asset-backed securities	572	—	1	571
Corporate bonds and direct obligations of
government agencies	97,583	1,465	44	99,004
U.S. Treasury obligation s	2,335	12	5	2,342

Total	$116,181	$1,477	$50	$117,608

For those
available-for-sale
investments with unrealized losses at June 27, 2020 and December 28, 2019, the following table summarizes the duration of the unrealized loss (in thousands):

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
June 27, 2020
Asset-backed securities	$485	$84	$—	$—	$485	$84
Corporate bonds and direct obligations of government agencies	4,937	316	—	—	4,937	316

Total	$5,422	$400	$—	$—	$5,422	$400

December 28, 2019
Asset-backed securities	$571	$1	$—	$—	$571	$1
Corporate bonds and direct obligations of government agencies	8,728	41	4,260	3	12,988	44
U.S. Treasury obligation s	1,226	5	—	—	1,226	5

Total	$10,525	$47	$4,260	$3	$14,785	$50

The Company expects to recover, through collection of all of the contractual cash flows of each security, the amortized cost basis of these securities as it does not intend to sell, and does not anticipate being required to sell, these securities before recovery of the cost basis. For these reasons, no losses have been recognized in the Company’s consolidated statements of income.
(10) Leases
Landstar’s noncancelable leases are primarily comprised of finance leases for the acquisition of new trailing equipment. Each finance lease for the acquisition of trailing equipment is a five year lease with a $1 purchase option for the applicable equipment at lease expiration. Substantially all of Landstar’s operating lease right-of-use
assets and operating lease liabilities represent leases for orientation centers for BCO Independent Contractors and office space used to conduct Landstar’s business. These leases do not have significant rent escalation holidays, concessions, leasehold improvement incentives or other build-out
clauses. Further, the leases do not contain contingent rent provisions. Landstar also leases certain trailing equipment to supplement the Company-owned trailer fleet under “month-
to-month”
lease terms, which are not required to be recorded on the balance sheet due to the less than twelve month lease term exemption. Sublease income is primarily comprised of weekly trailing equipment rentals to our BCO Independent Contractors.

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
The components of lease cost for finance leases and operating leases for the twenty six weeks ended June 27, 2020 were (in thousands):

Finance leases:
Amortization of right-of-use assets	$12,372
Interest on lease liability	1,689

Total finance lease cost	14,061
Operating leases:
Lease cost	1,518
Variable lease cost	—
Sublease income	(2,413)

Total operating lease (income)/cost	(895)

Total lease cost	$13,166

A summary of the lease classification on our consolidated balance sheet as of June 27, 2020 is as follows (in thousands):
Assets:

Operating lease right-of-use assets	Other assets	$2,462
Finance lease asset s	Operating property, less accumulated depreciation and amortization	151,518

Total lease assets		$153,980

Liabilities:

The following table reconciles the undiscounted cash flows for the finance and operating leases to the finance and operating lease liabilities recorded on the balance sheet at June 27, 2020 (in thousands):

	Finance Leases	Operating Leases
2020 Remainder	$22,849	$340
2021	32,858	643
2022	23,709	645
2023	16,686	515
2024	6,742	448
Thereafter	793	92

Total future minimum lease payments	103,637	2,683
Less amount representing interest (2.1% to 4.4%)	5,266	221

Present value of minimum lease payments	$98,371	$2,462

Current maturities of long-term debt	38,219
Long-term debt, excluding current maturities	60,152
Other current liabilitie s		648
Deferred income taxes and other noncurrent liabilities		1,814

The weighted average remaining lease term and the weighted average discount rate for finance and operating leases as of June 27, 2020 were:

	Finance Leases	Operating Leases
Weighted average remaining lease term (years)	3.2	4.3
Weighted average discount rate	3.2%	4.0%
(11)	Commitments and Contingencies
Short-term investments include $36,274,000 in current maturities of investments held by the Company’s insurance segment at June 27, 2020. The non-current
portion of the bond portfolio of $84,394,000 is included in other assets. The short-term investments, together with $32,063,000 of non-current
investments, provide collateral for the $61,503,000 of letters of credit issued to guarantee payment of insurance claims. As of June 27, 2020, Landstar also had $34,156,000 of additional letters of credit outstanding under the Company’s Credit Agreement.
On January 25, 2019, a purported class action was filed in the Superior Court of the State of California for the County of San Bernardino against Landstar System, Inc. and Landstar Ranger, Inc. (together, the “Defendants”). The complaint purported to bring this action on behalf of Hany Tanious, as an individual, and “all owner operators who performed work for the Defendants, and who were classified as independent contractors, during the four years preceding the filing of this action through the present.” The complaint asserted claims based on the alleged misclassification of Mr. Tanious as an independent contractor and alleged violations under California law relating to overtime, minimum wage, meal and rest breaks, failure to reimburse certain expenses, wage statements, waiting time and unfair competition. Mr. Tanious was a truck owner-operator and formerly an independent contractor who was a party to an independent contractor operating agreement with Landstar Ranger, Inc. On June 11, 2019, the Defendants filed a Notice of Removal that resulted in the removal of the case from state court to federal court, where it was assigned to Judge Dale S. Fischer of the United State District Court for the Central District of California. On August 22, 2019, the Court issued an order, among other things, striking all class allegations from the complaint and stating that this matter would proceed as an individual action. On June 15, 2020, the Court issued an order granting the Defendants’ motion to transfer venue to the United States District Court for the Middle District of Florida, where the matter was assigned to Judge Marcia Morales Howard. On June 24, 2020, the Court,
sua sponte
, issued an order striking the first amended complaint that was deemed by the Court to have been filed by the plaintiff on March 23, 2020. On July 6, 2020, the plaintiff filed a voluntary dismissal without prejudice of all remaining claims relating to this action. On July 15, 2020, the Court issued an order granting the voluntary dismissal of this action in full.
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

(12)	Change in Accounting Estimate for Self-Insured Claims
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

The following table summarizes the effect of the increase in the cost of insurance claims resulting from unfavorable development of prior year self-insured claims estimates on operating income, net income attributable to Landstar System, Inc. and subsidiary and earnings per share attributable to Landstar System, Inc. and subsidiary set forth in the consolidated statements of income for the twenty-six-week
and thirteen-week periods ended June 27, 2020 and June 29, 2019 (in thousands, except per share amounts):

	Twenty Six Weeks Ended		Thirteen Weeks Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Operating income	$5,039	$2,900	$2,816	$1,493
Net income attributable to Landstar System, Inc. and subsidiary	$3,820	$2,198	$2,135	$1,131
Earnings per share attributable to Landstar System, Inc. and subsidiary	$0.10	$0.05	$0.06	$0.03
Diluted earnings per share attributable to Landstar System, Inc. and subsidiary	$0.10	$0.05	$0.06	$0.03

(13)	Impairment of Intangible and Other Assets
During the 2020 second fiscal quarter, the Company recorded a non-cash
impairment charge of $2,582
,000

in respect of certain assets, primarily customer contract and related customer relationship intangible assets, acquired on September 20, 2017, along with substantially all of the other assets of the asset-light transportation logistics business of Fletes Avella, S.A. de C.V. (“Fletes Avella”). As previously disclosed in Item 1A. Risk Factors in the Company’s Form
10-Q
for the 2020 first quarter, negative macroeconomic trends in Mexico, including issues in the international oil and gas sector, have caused significant disruptions in the M
e
xican economy. Accordingly, management performed impairment tests of the carrying values of certain assets that primarily relate to intra-Mexico business acquired as a part of the Fletes Avella acquisition. The impairment tests resulted in an impairment charge of

$
2,582,000
, as the negative macroeconomic trends in Mexico have caused current financial projections relating to these intangible assets to be substantially below those originally anticipat
e
d at the acquisition date. There was no corresponding goodwill impairment charge recorded as the fair value of the Company’s Mexico and cross-border reporting unit continues to significantly exceed its carrying value as of June 27, 2020.

(1 4 )	Recent Accounting Pronouncements
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
Introduction
Landstar System, Inc. and its subsidiary, Landstar System Holdings, Inc. (together, referred to herein as “Landstar” or the “Company”), is a worldwide asset-light provider of integrated transportation management solutions. The Company offers services to its customers across multiple transportation modes, with the ability to arrange for individual shipments of freight to comprehensive third party logistics solutions to meet all of a customer’s transportation needs. Landstar provides services principally throughout the United States and to a lesser extent in Canada and Mexico, and between the United States and Canada, Mexico and other countries around the world. The Company’s services emphasize safety, information coordination and customer service and are delivered through a network of over 1,200 independent commission sales agents and approximately 64,000 third party capacity providers, primarily truck capacity providers, linked together by a series of digital technologies which are provided and coordinated by the Company. The nature of the Company’s business is such that a significant portion of its operating costs varies directly with revenue.
Landstar markets its integrated transportation management solutions primarily through independent commission sales agents and exclusively utilizes third party capacity providers to transport customers’ freight. Landstar’s independent commission sales agents enter into contractual arrangements with the Company and are responsible for locating freight, making that freight available to Landstar’s capacity providers and coordinating the transportation of the freight with customers and capacity providers. The Company’s third party capacity providers consist of independent contractors who provide truck capacity to the Company under exclusive lease arrangements (the “BCO Independent Contractors”), unrelated trucking companies who provide truck capacity to the Company under non-exclusive
contractual arrangements (the “Truck Brokerage Carriers”), air cargo carriers, ocean cargo carriers and railroads. Through this network of agents and capacity providers linked together by Landstar’s series of digital technologies, Landstar operates an integrated transportation management solutions business primarily throughout North America with revenue of $4.1 billion during the most recently completed fiscal year. The Company reports the results of two operating segments: the transportation logistics segment and the insurance segment.
The transportation logistics segment provides a wide range of integrated transportation management solutions. Transportation services offered by the Company include truckload and less-than-truckload transportation, rail intermodal, air cargo, ocean cargo, expedited ground and air delivery of time-critical freight, heavy-haul/specialized, U.S.-Canada and U.S.-Mexico cross-border, intra-Mexico, intra-Canada, project cargo and customs brokerage. Examples of the industries serviced by the transportation logistics segment include automotive parts and assemblies, building products, metals, chemicals, foodstuffs, heavy machinery, retail, electronics and military equipment. In addition, the transportation logistics segment provides transportation services to other transportation companies, including third party logistics and less-than-truckload service providers. Each of the independent commission sales agents has the opportunity to market all of the services provided by the transportation logistics segment. Billings for freight transportation services are typically charged to customers on a per shipment basis for the physical transportation of freight and are referred to as transportation revenue. During the twenty six weeks ended June 27, 2020, revenue generated by BCO Independent Contractors, Truck Brokerage Carriers and railroads represented approximately 46%, 46% and 3%, respectively, of the Company’s consolidated revenue. Collectively, revenue generated by air and ocean cargo carriers represented approximately 3% of the Company’s consolidated revenue in the twenty-six-week
period ended June 27, 2020.
Landstar Metro, S.A.P.I. de C.V. (“Landstar Metro”) provides freight and logistics services within the country of Mexico and in conjunction with Landstar’s U.S./Mexico cross-border services. Landstar Metro Servicios S.A.P.I. de C.V. (“Landstar Servicios”) provides various administrative, financial, operational, safety and compliance services to Landstar Metro. The results of operations from Landstar Metro and Landstar Servicios are presented as part of the Company’s transportation logistics segment. On January 29, 2019, Landstar acquired all of the remaining equity interests in Landstar Metro and Landstar Servicios held by their former minority equityholders. Accordingly, as of such date, Landstar Metro and Landstar Servicios each became wholly owned subsidiaries of the Company. Revenue from Landstar Metro represented less than 1% of the Company’s transportation logistics segment revenue in the twenty-six-week
period ended June 27, 2020.

On May 6, 2020, Landstar System Holdings, Inc. formed a new subsidiary that was subsequently renamed Landstar Blue, LLC (“Landstar Blue”). Landstar Blue arranges truckload brokerage services while helping the Company to develop and test digital technologies and processes for the benefit of all Landstar independent commission sales agents. The results of operations from Landstar Blue are presented as part of the Company’s transportations logistics segment. The Company expects that Landstar Blue will not have a material effect on its revenues and earnings for the remainder of fiscal year 2020. Revenue from Landstar Blue represented less than 1% of the Company’s transportation logistics segment revenue in the twenty-six-week
period ended June 27, 2020.
The insurance segment is comprised of Signature Insurance Company, a wholly owned offshore insurance subsidiary (“Signature”), and Risk Management Claim Services, Inc. The insurance segment provides risk and claims management services to certain of Landstar’s operating subsidiaries. In addition, it reinsures certain risks of the Company’s BCO Independent Contractors and provides certain property and casualty insurance directly to certain of Landstar’s operating subsidiaries. Revenue at the insurance segment represents reinsurance premiums from third party insurance companies that provide insurance programs to BCO Independent Contractors where all or a portion of the risk is ultimately borne by Signature. Revenue at the insurance segment represented approximately 2% of the Company’s consolidated revenue for the twenty-six-week
period ended June 27, 2020.
Changes in Financial Condition and Results of Operations
Management believes the Company’s success principally depends on its ability to generate freight revenue through its network of independent commission sales agents and to safely and efficiently deliver freight utilizing third party capacity providers. Management believes the most significant factors to the Company’s success include increasing revenue, sourcing capacity and controlling costs, including insurance and claims.
While customer demand, which is subject to overall economic conditions, ultimately drives increases or decreases in revenue, the Company primarily relies on its independent commission sales agents to establish customer relationships and generate revenue opportunities. Management’s emphasis with respect to revenue growth is on revenue generated by independent commission sales agents who on an annual basis generate $1 million or more of Landstar revenue (“Million Dollar Agents”). Management believes future revenue growth is primarily dependent on its ability to increase both the revenue generated by Million Dollar Agents and the number of Million Dollar Agents through a combination of recruiting new agents, increasing the revenue opportunities generated by existing independent commission sales agents and providing its independent commission sales agents with digital technologies they may use to grow revenue and increase efficiencies at their businesses. During the 2019 fiscal year, 555 independent commission sales agents generated $1 million or more of Landstar revenue and thus qualified as Million Dollar Agents. During the 2019 fiscal year, the average revenue generated by a Million Dollar Agent was $6,880,000 and revenue generated by Million Dollar Agents in the aggregate represented 93% of consolidated revenue.

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

	Twenty Six Weeks Ended		Thirteen Weeks Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Revenue generated through (in thousands):
Truck transportation
Truckload:
Van equipment	$1,028,334	$1,224,379	$483,027	$605,365
Unsided/platform equipment	533,716	648,828	247,388	338,107
Less-than-truckload	45,859	48,108	22,918	24,732

Total truck transportation	1,607,909	1,921,315	753,333	968,204
Rail intermodal	51,315	58,585	23,186	28,570
Ocean and air cargo carriers	57,250	58,893	30,663	28,224
Other (1)	34,606	39,247	16,332	20,042

	$ 1,751,080	$ 2,078,040	$ 823,514	$ 1,045,040

Revenue on loads hauled via BCO Independent Contractors included in total truck transportation	$809,779	$923,928	$378,500	$474,620

Number of loads:
Truck transportation
Truckload:
Van equipment	600,519	686,901	285,174	345,080
Unsided/platform equipment	231,122	260,920	110,533	135,750
Less-than-truckload	78,079	74,549	39,723	39,240

Total truck transportation	909,720	1,022,370	435,430	520,070
Rail intermodal	21,510	23,880	9,970	11,420
Ocean and air cargo carriers	14,430	14,810	7,360	7,300

	945,660	1,061,060	452,760	538,790

Loads hauled via BCO Independent Contractors included in total truck transportation	443,830	483,660	210,430	248,810

Revenue per load:
Truck transportation
Truckload:
Van equipment	$1,712	$1,782	$1,694	$1,754
Unsided/platform equipment	2,309	2,487	2,238	2,491
Less-than-truckload	587	645	577	630
Total truck transportation	1,767	1,879	1,730	1,862
Rail intermodal	2,386	2,453	2,326	2,502
Ocean and air cargo carriers	3,967	3,977	4,166	3,866

Revenue per load on loads hauled via BCO Independent Contractors	$1,825	$1,910	$1,799	$1,908

Revenue by capacity type (as a % of total revenue):
Truck capacity providers:
BCO Independent Contractors	46%	44%	46%	45%
Truck Brokerage Carriers	46%	48%	46%	47%
Rail intermodal	3%	3%	3%	3%
Ocean and air cargo carriers	3%	3%	4%	3%
Other	2%	2%	2%	2%

(1)	Includes primarily reinsurance premium revenue generated by the insurance segment and intra-Mexico transportation services revenue generated by Landstar Metro.

Also critical to the Company’s success is its ability to secure capacity, particularly truck capacity, at rates that allow the Company to profitably transport customers’ freight. The following table summarizes the number of available truck capacity providers on the dates indicated:

	June 27, 2020	June 29, 2019
BCO Independent Contractors	9,632	9,879
Truck Brokerage Carriers:
Approved and active (1)	37,600	40,097
Other approved	16,365	17,790

	53,965	57,887

Total available truck capacity providers	63,597	67,766

Trucks provided by BCO Independent Contractors	10,299	10,587

(1)	Active refers to Truck Brokerage Carriers who moved at least one load in the 180 days immediately preceding the fiscal quarter end.
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
Purchased transportation represents the amount a BCO Independent Contractor or other third party capacity provider is paid to haul freight. The amount of purchased transportation paid to a BCO Independent Contractor is primarily based on a contractually agreed-upon percentage of revenue generated by loads hauled by the BCO Independent Contractor. Purchased transportation paid to a Truck Brokerage Carrier is based on either a negotiated rate for each load hauled or, to a lesser extent, a contractually agreed-upon fixed rate per load. Purchased transportation paid to railroads is based on either a negotiated rate for each load hauled or a contractually agreed-upon fixed rate per load. Purchased transportation paid to air cargo carriers is generally based on a negotiated rate for each load hauled and purchased transportation paid to ocean cargo carriers is generally based on a contractually agreed-upon fixed rate per load. Purchased transportation as a percentage of revenue for truck brokerage, rail intermodal and ocean cargo services is normally higher than that of BCO Independent Contractor and air cargo services. Purchased transportation is the largest component of costs and expenses and, on a consolidated basis, increases or decreases as a percentage of consolidated revenue in proportion to changes in the percentage of consolidated revenue generated through BCO Independent Contractors and other third party capacity providers and external revenue from the insurance segment, consisting of reinsurance premiums. Purchased transportation as a percent of revenue also increases or decreases in relation to the availability of truck brokerage capacity and with changes in the price of fuel on revenue generated from shipments hauled by Truck Brokerage Carriers. The Company passes 100% of fuel surcharges billed to customers for freight hauled by BCO Independent Contractors to its BCO Independent Contractors. These fuel surcharges are excluded from revenue and the cost of purchased transportation. Purchased transportation costs are recognized over the freight transit period as the performance obligation to the customer is completed.
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
In general, gross profit margin on revenue generated by BCO Independent Contractors represents a fixed percentage of revenue due to the nature of the contracts that pay a fixed percentage of revenue to both the BCO Independent Contractors and independent commission sales agents. For revenue generated by Truck Brokerage Carriers, gross profit margin is either fixed or variable as a percent of revenue, depending on the contract with each individual independent commission sales agent. Under certain contracts with independent commission sales agents, the Company retains a fixed percentage of revenue and the agent retains the amount remaining less the cost of purchased transportation (the “retention contracts”). Gross profit margin on revenue generated from shipments hauled by railroads, air cargo carriers, ocean cargo carriers and Truck Brokerage Carriers, other than those under retention contracts, is variable in nature as the

Company’s contracts with independent commission sales agents provide commissions to agents at a contractually agreed upon percentage of net revenue for these types of shipments. Approximately 52% of the Company’s consolidated revenue in the twenty-six-week
period ended June 27, 2020 was generated under contracts that have a fixed gross profit margin while 48% was under contracts that have a variable gross profit margin.
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
As previously disclosed, BCO Independent Contractors with a subsidiary of the Company were involved in two tragic accidents during the policy year ending April 30, 2020, the first of which occurred in the 2019 third quarter and the second of which occurred in the 2020 first quarter. Following these two tragic accidents, the Company exercised its option under the Initial Excess Policy to increase its aggregate limits to $15,000,000 for each policy year and $20,000,000 for the thirty-six
month term ended April 30, 2022. If aggregate losses under the Initial Excess Policy exceed either the new annual aggregate limit or the new aggregate limit for the three year period ending April 30, 2022, and the Company declined the option to increase such aggregate limits for a pre-established
amount of additional premium, Landstar would retain liability of up to $10,000,000 per occurrence, inclusive of its $5,000,000 self-insured retention for commercial trucking claims during the remainder of the applicable policy year(s). In addition, as a result of the Company’s aggregate loss experience since it entered into the Initial Excess Policy, it believes it is probable it will be required to pay additional premium under the Initial Excess Policy, which amount of additional premium was provided for in insurance and claims costs for the Company’s 2020 fiscal first quarter.
The Company also maintains third party insurance arrangements providing excess coverage for commercial trucking liabilities in excess of $10,000,000. These third party arrangements provide coverage on a per occurrence or aggregated basis. Due to the increasing cost of commercial auto liability claims throughout the United States in recent years, the availability of such excess coverage has significantly decreased and the pricing associated with such excess coverage, to the extent available, has significantly increased. Effective May 1, 2020 with respect to the annual policy year ending April 30, 2021, the Company experienced an increase of approximately $14 million, or over 170%, in the premiums charged by third party insurance companies to the Company for excess coverage for commercial trucking liabilities in excess of $10,000,000. No assurances can be given that the availability of excess coverage for commercial trucking claims will not continue to deteriorate, that the pricing associated with such excess coverage, to the extent available, will not continue to increase, nor that insurance coverage from third party insurers for excess coverage of commercial trucking claims will even be available on commercially reasonable terms at certain levels.
Further, the Company retains liability of up to $1,000,000 for each general liability claim, up to $250,000 for each workers’ compensation claim and up to $250,000 for each cargo claim. In addition, under reinsurance arrangements by Signature of certain risks of the Company’s BCO Independent Contractors, the Company retains liability of up to $500,000, $1,000,000 or $2,000,000 with respect to certain occupational accident claims and up to $750,000 with respect to certain workers’ compensation claims. The Company’s exposure to liability associated with accidents incurred by Truck Brokerage Carriers, railroads and air and ocean cargo carriers who transport freight on behalf of the Company is reduced by various factors including the extent to which such carriers maintain their own insurance coverage. A material increase in the frequency or severity of accidents, cargo claims or workers’ compensation claims or the material unfavorable development of existing claims could have a material adverse effect on Landstar’s cost of insurance and claims and its results of operations.
During the
twenty-six-week
period ended June 27, 2020, employee compensation and benefits accounted for approximately sixty-four percent of the Company’s selling, general and administrative costs.
Depreciation and amortization primarily relate to depreciation of trailing equipment and information technology hardware and software.
The following table sets forth the percentage relationship of purchased transportation and commissions to agents, both being direct costs, to revenue and indirect costs as a percentage of gross profit for the periods indicated:

	Twenty Six Weeks Ended		Thirteen Weeks Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Revenue	100.0%	100.0%	100.0%	100.0%
Purchased transportation	76.8	76.6	77.1	76.5
Commissions to agents	8.6	8.3	9.1	8.4

Gross profit margin	14.6%	15.1%	13.7%	15.1%

Gross profit	100.0%	100.0%	100.0%	100.0%
Investment income	0.8	0.8	0.7	0.8
Indirect costs and expenses:
Other operating costs, net of gains on asset sales/dispositions	6.1	5.8	6.6	6.2
Insurance and claims	17.5	10.0	17.5	10.3
Selling, general and administrative	33.6	26.3	35.9	26.1
Depreciation and amortization	9.0	7.1	10.1	7.0
Impairment of intangible and other assets	1.0	—	2.3	—

Total costs and expenses	67.1	49.2	72.3	49.7

Operating margin	33.7%	51.6%	28.4%	51.2%

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
TWENTY SIX WEEKS ENDED JUNE 27, 2020 COMPARED TO TWENTY SIX WEEKS ENDED JUNE 29, 2019
Revenue for the 2020
twenty-six-week
period was $1,751,080,000, a decrease of $326,960,000, or 16%, compared to the 2019 twenty-six-week
period. Transportation revenue decreased $326,095,000, or 16%. The decrease in transportation revenue was attributable to a decreased number of loads hauled of approximately 11% and decreased revenue per load of approximately 6% compared to the 2019 twenty-six-week
period. Reinsurance premiums were $27,398,000 and $28,263,000 for the 2020 and 2019 twenty-six-week
periods, respectively. The decrease in revenue from reinsurance premiums was primarily attributable to the decrease in the average number of trucks provided by BCO Independent Contractors in the 2020 twenty-six-week
period compared to the 2019
twenty-six-week
period.
Truck transportation revenue generated by BCO Independent Contractors and Truck Brokerage Carriers (together, the “third party truck capacity providers”) for the 2020 twenty-six-week
period was $1,607,909,000, representing 92% of total revenue, a decrease of $313,406,000, or 16%, compared to the 2019 twenty-six-week
period. The number of loads hauled by third party truck capacity providers decreased approximately 11% in the 2020 twenty-six-week
period compared to the 2019
twenty-six-week
period, and revenue per load on loads hauled by third party truck capacity providers decreased approximately 6% compared to the 2019 twenty-six-week
period. The decrease in the number of loads hauled via truck compared to the 2019 twenty-six-week
period was due to relative softness in the U.S. manufacturing sector in the 2020 period compared to the 2019 period and the unfavorable impact of the
COVID-19
pandemic, which began during the last week of the Company’s first fiscal quarter and persisted throughout the second fiscal quarter. Loads hauled via van equipment decreased 13% and loads hauled via unsided/platform equipment decreased 11%, while less-than-truckload volumes increased 5% as compared to the 2019 twenty-six-week
period. The decrease in revenue per load on loads hauled via truck was primarily due to a softer freight demand environment experienced during the 2020 twenty-six-week
period, which resulted in more readily available truck capacity as compared to the 2019 twenty-six-week
period. Revenue per load on loads hauled via van equipment decreased 4%, revenue per load on loads hauled via unsided/platform equipment decreased 7% and revenue per load on less-than-truckload loadings decreased 9% as compared to the 2019 twenty-six-week
period. Fuel surcharges billed to customers on revenue generated by BCO Independent Contractors are excluded from revenue. Fuel surcharges on Truck Brokerage Carrier revenue identified separately in billings to customers and included as a component of Truck Brokerage Carrier revenue were $29,302,000 and $41,321,000 in the 2020 and 2019 twenty-six-week
periods, respectively. It should be noted that billings to many customers of the Company’s truck brokerage services include a single all-in
rate that does not separately identify fuel surcharges on loads hauled via Truck Brokerage Carriers. Accordingly, the overall impact of changes in fuel prices on revenue and revenue per load on loads hauled via truck is likely to be greater than that indicated.
Transportation revenue generated by rail intermodal, air cargo and ocean cargo carriers (collectively, the “multimode capacity providers”) for the 2020 twenty-six-week
period was $108,565,000, or 6% of total revenue, a decrease of $8,913,000, or 8%, compared to the 2019 twenty-six-week
period. The number of loads hauled by multimode capacity providers decreased approximately 7% in the 2020 twenty-six-week
period compared to the 2019
twenty-six-week
period, and revenue per load on revenue generated by multimode capacity providers decreased approximately 1% over the same period. The decrease in the number of loads hauled by multimode capacity providers was primarily due to a 10% decrease in rail intermodal loadings, mostly attributable to decreased loadings at two specific customers, and a 7% decrease in ocean loadings, primarily due to decreased shipments originating in China for export to the United States. The decrease in revenue per load of 1% on loads hauled by multimode capacity providers was entirely attributable to decreased revenue per load on rail intermodal shipments. Also, revenue per load on revenue generated by multimode capacity providers is influenced by many factors, including revenue mix among the various modes of transportation used, length of haul, complexity of freight, density of freight lanes, fuel costs and availability of capacity.
Purchased transportation was 76.8% and 76.6% of revenue in the 2020 and 2019 twenty-six-week
periods, respectively. The increase in purchased transportation as a percentage of revenue was primarily due to an increased rate of purchased transportation paid on BCO Independent Contractor revenue due to the impact of
COVID-19
pandemic relief incentive payments. Under that program, for each load delivered by a BCO Independent Contractor with a confirmed delivery date from April 1, 2020 through May 30, 2020, the Company paid each of the BCO Independent Contractor who hauled the load and the independent commission sales agent who dispatched the load an extra $50. Commissions to agents were 8.6% and 8.3% of revenue in the 2020 and 2019 twenty-six-week
periods, respectively. The increase in commissions to agents as a percentage of revenue was primarily attributable to the impact of
COVID-19
pandemic relief incentive payments to agents. The Company paid a total of $12,593,000 in
COVID-19
pandemic relief incentive payments during the 2020
twenty-six
week period.

Investment income was $2,002,000 and $2,421,000 in the 2020 and 2019 twenty-six-week
periods, respectively. The decrease in investment income was primarily attributable to lower average rates of return on investments in the 2020 twenty-six-week period,
partially offset by a higher average investment balance held by the insurance segment in the 2020 twenty-six
week period.
Other operating costs decreased $2,426,000 in the 2020
twenty-six-week
period compared to the 2019
twenty-six-week
period and represented 6.1% of gross profit in the 2020 period compared to 5.8% of gross profit in the 2019 period. The decrease in other operating costs compared to the prior year was primarily due to decreased BCO Independent Contractor recruiting costs, increased gains on the sales of used trailing equipment and decreased trailer rental expense. The increase in other operating costs as a percentage of gross profit was caused by the effect of decreased gross profit, partially offset by the decrease in other operating costs.
Insurance and claims increased $13,429,000 in the 2020
twenty-six-week
period compared to the 2019
twenty-six-week
period and represented 17.5% of gross profit in the 2020 period compared to 10.0% of gross profit in the 2019 period. The increase in insurance and claims expense compared to the prior year was primarily due to a $5,000,000 charge for the Company’s self-insured retention with respect to a tragic vehicular accident involving a fatality, a $3,500,000 charge relating to anticipated additional premium the Company expects to pay under its existing multi-year insurance arrangements in connection with certain aggregated losses, increased insurance premiums incurred in May and June for commercial trucking liability coverage following the Company’s May 1, 2020 insurance renewal, increased net unfavorable development of prior years’ claims and increased severity of current year claims in the 2020 period. During the 2020 and 2019 twenty-six-week
periods, insurance and claims costs included $5,039,000 and $2,900,000 of net unfavorable adjustments to prior years’ claims estimates, respectively. The increase in insurance and claims as a percent of gross profit was caused by the increase in insurance and claims costs and the effect of decreased gross profit.
Selling, general and administrative costs increased $3,363,000 in the 2020 twenty-six-week
period compared to the 2019
twenty-six-week
period and represented 33.6% of gross profit in the 2020 period compared to 26.3% of gross profit in the 2019 period. The increase in selling, general and administrative costs compared to prior year was attributable to an increased provision for customer bad debt, an increased provision for incentive compensation and increased information technology costs, partially offset by decreased stock-based compensation expense, decreased agent convention costs and decreased travel and entertainment costs related to the impact of the
COVID-19
pandemic. Included in selling, general and administrative costs was incentive compensation expense of $4,057,000 and $1,911,000 for the 2020 and 2019 twenty-six-week
periods, respectively, and stock-based compensation expense of $1,201,000 and $3,368,000 for the 2020 and 2019 twenty-six-week
periods, respectively. The increase in selling, general and administrative costs as a percent of gross profit was due to the effect of decreased gross profit and the increase in selling, general and administrative costs.
Depreciation and amortization increased $622,000 in the 2020 twenty-six-week
period compared to the 2019
twenty-six-week
period and represented 9.0% of gross profit in the 2020 period compared to 7.1% of gross profit in the 2019 period. The increase in depreciation and amortization expenses was primarily due to increased depreciation on information technology assets, partially offset by a decrease in trailing equipment depreciation. The increase in depreciation and amortization as a percentage of gross profit was due to the effect of decreased gross profit and increased depreciation.
During the 2020 second fiscal quarter, the Company recorded a non-cash
impairment charge of $2,582,000 in respect of certain assets, primarily customer contract and related customer relationship intangible assets, acquired on September 20, 2017, along with substantially all of the other assets of the asset-light transportation logistics business of Fletes Avella, S.A. de C.V. (“Fletes Avella”). As previously disclosed in Item 1A. Risk Factors in the Company’s Form
10-Q
for the 2020 first quarter, negative macroeconomic trends in Mexico, including issues in the international oil and gas sector, have caused significant disruptions in the Mexican economy. Accordingly, management performed impairment tests of the carrying values of certain assets that primarily relate to intra-Mexico business acquired as a part of the Fletes Avella acquisition. The impairment tests resulted in an impairment charge of $2,582,000, as the negative macroeconomic trends in Mexico have caused current financial projections relating to these intangible assets to be substantially below those originally anticipated at the acquisition date. There was no corresponding goodwill impairment charge recorded as the fair value of the Company’s Mexico and cross-border reporting unit continues to significantly exceed its carrying value as of June 27, 2020.
Interest and debt expense in the 2020
twenty-six-week
period increased $414,000 compared to the 2019
twenty-six-week
period. The increase in interest and debt expense was primarily attributable to decreased interest income earned on cash balances held by the transportation logistics segment.
The provisions for income taxes for the 2020 and 2019
twenty-six-week
periods were each based on an estimated annual effective income tax rate of 24.2%, adjusted for discrete events, such as benefits resulting from stock-based awards. The effective income tax rate for the 2020
twenty-six-week
period was 22.7%, which was higher than the statutory federal income tax rate of 21% primarily attributable to state taxes and the meals and entertainment exclusion, partially offset by excess tax benefits realized on stock-based awards. The effective income tax rate for the 2019 twenty-six-week
period was 22.4%, which was higher than the statutory federal income tax rate of 21% primarily attributable to state taxes and the meals and entertainment exclusion, partially offset by excess tax benefits realized on stock-based awards. The effective income tax rate in the 2020 twenty-six-week
period of 22.7% was lower than the 24.2% estimated annual effective income tax rate primarily due to excess tax benefits recognized on stock-based compensation arrangements in the 2020 twenty-six-week
period. The effective income tax rate in the 2019
twenty-six-week
period of 22.4% was lower than the 24.2% estimated annual effective income tax rate primarily due to excess tax benefits recognized on stock-based compensation arrangements in the 2019 twenty-six-week
period.
The net loss attributable to noncontrolling interest of $17,000 in the 2019 twenty-six-week
period represents the former noncontrolling investors’ share of the net loss incurred by Landstar Metro and Landstar Servicios.
Net income was $65,149,000, or $1.68 per common share ($1.68 per diluted share), in the 2020 twenty-six-week
period. Net income attributable to the Company was $124,417,000, or $3.11 per common share ($3.11 per diluted share), in the 2019 twenty-six-week
period. Net income was unfavorably impacted by approximately $12,593,000, or $0.24 per common share ($0.24 per diluted share), during the 2020 twenty-six-week
period, related to the impact of the
COVID-19
pandemic relief incentive payments.
THIRTEEN WEEKS ENDED JUNE 27, 2020 COMPARED TO THIRTEEN WEEKS ENDED JUNE 29, 2019
Revenue for the 2020 thirteen-week period was $823,514,000, a decrease of $221,526,000, or 21%, compared to the 2019 thirteen-week period. Transportation revenue decreased $221,018,000, or 21%. The decrease in transportation revenue was attributable to a decreased number of loads hauled of approximately 16% and decreased revenue per load of approximately 6% compared to the 2019 thirteen-week period. Reinsurance premiums were $13,716,000 and $14,224,000 for the 2020 and 2019 thirteen-week periods, respectively. The decrease in revenue from reinsurance premiums was primarily attributable to the decrease in the average number of trucks provided by BCO Independent Contractors in the 2020 thirteen-week period compared to the 2019 thirteen-week period.
Truck transportation revenue generated by third party truck capacity providers for the 2020 thirteen-week period was $753,333,000, representing 91% of total revenue, a decrease of $214,871,000, or 22%, compared to the 2019 thirteen-week period. The number of loads hauled by third party truck capacity providers decreased approximately 16% in the 2020 thirteen-week period compared to the 2019 thirteen-week period, and revenue per load on loads hauled by third party truck capacity providers decreased approximately 7% compared to the 2019 thirteen-week period. The decrease in the number of loads hauled via truck compared to the 2019 thirteen-week period was due to the unfavorable impact of the
COVID-19
pandemic experienced during the 2020 thirteen-week period as the result of actions taken by governmental authorities and businesses to reduce the further spread of
COVID-19.
The number of loads hauled via truck was below the prior year comparable period by 21
%
, 21
%
and 9
%
for April, May and June, respectively. Loads hauled via van equipment decreased 17% and loads hauled via unsided/platform equipment decreased 19%, while less-than-truckload volumes increased 1% as compared to the 2019 thirteen-week period. The decrease in revenue per load on loads hauled via truck was primarily due to a softer freight demand environment experienced during the 2020 thirteen-week period, which resulted in more readily available truck capacity as compared to the 2019 thirteen-week period. Revenue per load on loads hauled via van equipment decreased 3%, revenue per load on loads hauled via unsided/platform equipment decreased 10% and revenue per load on less-than-truckload loadings decreased 8% as compared to the 2019 thirteen-week period. Fuel surcharges billed to customers on revenue generated by BCO Independent Contractors are excluded from revenue. Fuel surcharges on Truck Brokerage Carrier revenue identified separately in billings to customers and included as a component of Truck Brokerage Carrier revenue were $12,106,000 and $20,334,000 in the 2020 and 2019 thirteen-week periods, respectively.
Transportation revenue generated by multimode capacity providers for the 2020 thirteen-week period was $53,849,000, or 7% of total revenue, a decrease of $2,945,000, or 5%, compared to the 2019 thirteen-week period. The number of loads hauled by multimode capacity providers decreased approximately 7% in the 2020 thirteen-week period compared to the 2019 thirteen-week period, while revenue per load on revenue generated by multimode capacity providers increased approximately 2% over the same period. The decrease in the number of loads hauled by multimode capacity providers was primarily due to a 13% decrease in rail intermodal loadings, mostly attributable to decreased loadings at three specific customers. The increase in revenue per load of 2% on loads hauled by multimode capacity providers was primarily attributable to increased revenue per load on air cargo shipments and an increase in ocean loads as a percentage of loads hauled by multimode capacity providers, as ocean loads typically generate a higher revenue per load compared to loads hauled by rail or air cargo carriers. Also, revenue per load on revenue generated by multimode capacity providers is influenced by many factors, including revenue mix among the various modes of transportation used, length of haul, complexity of freight, density of freight lanes, fuel costs and availability of capacity.

Purchased transportation was 77.1% and 76.5% of revenue in the 2020 and 2019 thirteen-week periods, respectively. The increase in purchased transportation as a percentage of revenue was primarily due to an increased rate of purchased transportation paid on BCO Independent Contractor revenue due to the impact of
COVID-19
pandemic relief incentive payments. Under that program, for each load delivered by a BCO Independent Contractor with a confirmed delivery date from April 1, 2020 through May 30, 2020, the Company paid each of the BCO Independent Contractor who hauled the load and the independent commission sales agent who dispatched the load an extra $50. Commissions to agents were 9.1% and 8.4% of revenue in the 2020 and 2019 thirteen-week periods, respectively. The increase in commissions to agents as a percentage of revenue was primarily attributable to the impact of
COVID-19
pandemic relief incentive payments to agents. The Company paid a total of $12,593,000 in
COVID-19
pandemic relief incentive payments during the 2020 thirteen-week period.
Investment income was $835,000 and $1,283,000 in the 2020 and 2019 thirteen-week periods, respectively. The decrease in investment income was primarily attributable to lower average rates of return on investments in the 2020 thirteen-week period and a lower average investment balance held by the insurance segment in the 2020 thirteen-week period.
Other operating costs decreased $2,493,000 in the 2020 thirteen-week period compared to the 2019 thirteen-week period and represented 6.6% of gross profit in the 2020 period compared to 6.2% of gross profit in the 2019 period. The decrease in other operating costs compared to the prior year was primarily due to a decreased provision for contractor bad debt, decreased BCO Independent Contractor recruiting costs, increased gains on the sales of used trailing equipment and decreased trailer rental expense. The increase in other operating costs as a percentage of gross profit was caused by the effect of decreased gross profit, partially offset by the decrease in other operating costs.
Insurance and claims increased $3,465,000 in the 2020 thirteen-week period compared to the 2019 thirteen-week period and represented 17.5% of gross profit in the 2020 period compared to 10.3% of gross profit in the 2019 period. The increase in insurance and claims expense compared to the prior year was primarily due to increased net unfavorable development of prior years’ claims, increased insurance premiums incurred in May and June for commercial trucking liability coverage following the Company’s May 1, 2020 insurance renewal and increased severity of current year claims in the 2020 period, partially offset by reduced frequency of claims in the 2020 period. During the 2020 and 2019 thirteen-week periods, insurance and claims costs included $2,816,000 and $1,493,000 of net unfavorable adjustments to prior years’ claims estimates, respectively. The increase in insurance and claims as a percent of gross profit was caused by the effect of decreased gross profit and the increase in insurance and claims costs.
Selling, general and administrative costs decreased $696,000 in the 2020 thirteen-week period compared to the 2019 thirteen-week period and represented 35.9% of gross profit in the 2020 period compared to 26.1% of gross profit in the 2019 period. The decrease in selling, general and administrative costs compared to prior year was attributable to decreased agent convention costs and decreased travel and entertainment costs related to the impact of the
COVID-19
pandemic and decreased stock-based compensation expense, partially offset by an increased provision for incentive compensation, an increased provision for customer bad debt, and increased information technology costs. Included in selling, general and administrative costs was incentive compensation expense of $2,026,000 and $873,000 for the 2020 and 2019 thirteen-week periods, respectively, and stock-based compensation expense of $570,000 and $1,430,000 for the 2020 and 2019 thirteen-week periods, respectively. The increase in selling, general and administrative costs as a percent of gross profit was due to the effect of decreased gross profit, partially offset by the decrease in selling, general and administrative costs.
Depreciation and amortization increased $433,000 in the 2020 thirteen-week period compared to the 2019 thirteen-week period and represented 10.1% of gross profit in the 2020 period compared to 7.0% of gross profit in the 2019 period. The increase in depreciation and amortization expenses was primarily due to increased depreciation on information technology assets, partially offset by a decrease in trailing equipment depreciation. The increase in depreciation and amortization as a percentage of gross profit was due to the effect of decreased gross profit and increased depreciation.
During the 2020 second fiscal quarter, the Company recorded a non-cash
impairment charge of $2,582,000 in respect of certain assets, primarily customer contract and related customer relationship intangible assets, acquired on September 20, 2017, along with substantially all of the other assets of the asset-light transportation logistics business of Fletes Avella. As previously disclosed in Item 1A. Risk Factors in the Company’s Form
10-Q
for the 2020 first quarter, negative macroeconomic trends in Mexico, including issues in the international oil and gas sector, have caused significant disruptions in the Mexican economy. Accordingly, management performed impairment tests of the carrying values of certain assets that primarily relate to intra-Mexico business acquired as a part of the Fletes Avella acquisition. The impairment tests resulted in an impairment charge of $2,582,000, as the negative macroeconomic trends in Mexico have caused current financial projections relating to these intangible assets to be substantially below those originally anticipated at the acquisition date. There was no corresponding goodwill impairment charge recorded as the fair value of the Company’s Mexico and cross-border reporting unit continues to significantly exceed its carrying value as of June 27, 2020.
Interest and debt expense in the 2020 thirteen-week period increased $267,000 compared to the 2019 thirteen-week period. The increase in interest and debt expense was primarily attributable to decreased interest income earned on cash balances held by the transportation logistics segment.
The provisions for income taxes for the 2020 and 2019 thirteen-week periods were each based on an estimated annual effective income tax rate of 24.2%, adjusted for discrete events, such as benefits resulting from stock-based awards. The effective income tax rate for the 2020 thirteen-week period was 22.3%, which was higher than the statutory federal income tax rate of 21% primarily attributable to state taxes and the meals and entertainment exclusion, partially offset by state tax refunds received during the 2020 thirteen-week period and excess tax benefits realized on stock
-
based awards. The effective income tax rate for the 2019 thirteen-week period was 23.8%, which was higher than the statutory federal income tax rate of 21% primarily attributable to state taxes and the meals and entertainment exclusion, partially offset by excess tax benefits realized on stock
-
based awards. The effective income tax rate in the 2020 thirteen-week period of 22.3% was lower than the 24.2% estimated annual effective income tax rate primarily due to the impact of the state tax refund and excess tax benefits recognized on stock-based compensation arrangements in the 2020 thirteen-week period. The effective income tax rate in the 2019 thirteen-week period of 23.8% was lower than the 24.2% estimated annual effective income tax rate primarily due to excess tax benefits recognized on stock-based compensation arrangements in the 2019 thirteen-week period.
Net income was $24,254,000, or $0.63 per common share ($0.63 per diluted share), in the 2020 thirteen-week period. Net income attributable to the Company was $61,100,000 or $1.53 per common share ($1.53 per diluted share), in the 2019 thirteen-week period. Net income was unfavorably impacted by approximately $12,593,000,
or
$0.25 per common share ($0.25 per diluted share), during the 2020 thirteen-week period, related to the impact of the COVID-19 pandemic relief incentive
payments.
CAPITAL RESOURCES AND LIQUIDITY
Working capital and the ratio of current assets to current liabilities were $366,892,000 and 1.8 to 1, respectively, at June 27, 2020, compared with $444,984,000 and 1.8 to 1, respectively, at December 28, 2019. Landstar has historically operated with current ratios within the range of 1.5 to 1 to 2.0 to 1. Cash provided by operating activities was $198,385,000 in the 2020 twenty-six-week
period compared with $184,076,000 in the 2019
twenty-six-week
period. The increase in cash flow provided by operating activities was primarily attributable to favorable working capital adjustments including timing of collections of receivables and payments of accounts payable, partially offset by decreased net income.
The Company declared and paid $0.37 per share, or $14,435,000 in the aggregate, in cash dividends during the twenty-six-week
period ended June 27, 2020 and, during such period, also paid $78,947,000 of dividends payable which were declared during fiscal year 2019 and included in current liabilities in the consolidated balance sheet at December 28, 2019. The Company declared and paid $0.33 per share, or $13,257,000 in the aggregate, in cash dividends during the twenty-six-week
period ended June 29, 2019. During the
twenty-six-week
period ended June 27, 2020, the Company purchased 1,178,970 shares of its common stock at a total cost of $115,962,000. During the twenty-six-week
period ended June 29, 2019, the Company purchased 674,410 shares of its common stock at a total cost of $69,729,000. As of June 27, 2020, the Company may purchase in the aggregate up to 1,821,030 shares of its common stock under its authorized stock purchase program. Long-term debt, including current maturities, was $98,371,000 at June 27, 2020, $14,473,000 lower than at December 28, 2019.
Shareholders’ equity was $649,121,000, or 87% of total capitalization (defined as long-term debt including current maturities plus equity), at June 27, 2020, compared to $721,469,000, or 86% of total capitalization, at December 28, 2019. The decrease in equity was primarily the result of purchases of shares of the Company’s common stock and dividends declared by the Company in the 2020 twenty-six-week
period, partially offset by net income.
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
At June 27, 2020, the Company had no borrowings outstanding and $34,156,000 of letters of credit outstanding under the Credit Agreement. At June 27, 2020, there was $215,844,000 available for future borrowings under the Credit Agreement. In addition, the Company has $61,503,000 in letters of credit outstanding as collateral for insurance claims that are secured by investments totaling $68,337,000 at June 27, 2020. Investments, all of which are carried at fair value, include primarily investment-grade bonds and U.S. Treasury obligations having maturities of up to five years. Fair value of investments is based primarily on quoted market prices. See “Notes to Consolidated Financial Statements” included herein for further discussion on measurement of fair value of investments.
Historically, the Company has generated sufficient operating cash flow to meet its debt service requirements, fund continued growth, both organic and through acquisitions, complete or execute share purchases of its common stock under authorized share purchase programs, pay dividends and meet working capital needs. As an asset-light provider of integrated transportation management solutions, the Company’s annual capital requirements for operating property are generally for trailing equipment and information technology hardware and software. In addition, a significant portion of the trailing equipment used by the Company is provided by third party capacity providers, thereby reducing the Company’s capital requirements. During the 2020 twenty-six-week
period, the Company purchased $17,676,000 of operating property. In addition, during the 2020 twenty-six
week period Landstar acquired $1,440,000 of operating property for which the Company accrued a corresponding liability in accounts payable as of June 27, 2020. In addition, on June 15, 2020, Landstar Blue completed the acquisition of an independent agent of the Company. Cash consideration paid for the acquisition was approximately $2,701,000. Landstar anticipates acquiring either by purchase or lease financing during the remainder of fiscal year 2020 approximately $51,000,000 in operating property, consisting primarily of new trailing equipment to replace older trailing equipment and information technology equipment.
Management believes that cash flow from operations combined with the Company’s borrowing capacity under the Credit Agreement will be adequate to meet Landstar’s debt service requirements, fund continued growth, both internal and through acquisitions, pay dividends, complete the authorized share purchase programs and meet working capital needs.
LEGAL MATTERS
On January 25, 2019, a purported class action was filed in the Superior Court of the State of California for the County of San Bernardino against Landstar System, Inc. and Landstar Ranger, Inc. (together, the “Defendants”). The complaint purported to bring this action on behalf of Hany Tanious, as an individual, and “all owner operators who performed work for the Defendants, and who were classified as independent contractors, during the four years preceding the filing of this action through the present.” The complaint asserted claims based on the alleged misclassification of Mr. Tanious as an independent contractor and alleged violations under California law relating to overtime, minimum wage, meal and rest breaks, failure to reimburse certain expenses, wage statements, waiting time and unfair competition. Mr. Tanious was a truck owner-operator and formerly an independent contractor who was a party to an independent contractor operating agreement with Landstar Ranger, Inc. On June 11, 2019, the Defendants filed a Notice of Removal that resulted in the removal of the case from state court to federal court, where it was assigned to Judge Dale S. Fischer of the United State District Court for the Central District of California. On August 22, 2019, the Court issued an order, among other things, striking all class allegations from the complaint and stating that this matter would proceed as an individual action. On June 15, 2020, the Court issued an order granting the Defendants’ motion to transfer venue to the United States District Court for the Middle District of Florida, where the matter was assigned to Judge Marcia Morales Howard. On June 24, 2020, the Court,
sua sponte
, issued an order striking the first amended complaint that was deemed by the Court to have been filed by the plaintiff on March 23, 2020. On July 6, 2020, the plaintiff filed a voluntary dismissal without prejudice of all remaining claims relating to this action. On July 15, the Court issued an order granting the voluntary dismissal of this action in full.

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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Landstar provides for the estimated costs of self-insured claims primarily on an actuarial basis. The amount recorded for the estimated liability for claims incurred is based upon the facts and circumstances known on the applicable balance sheet date. The ultimate resolution of these claims may be for an amount greater or less than the amount estimated by management. The Company continually revises its existing claim estimates as new or revised information becomes available on the status of each claim. Historically, the Company has experienced both favorable and unfavorable development of prior years’ claims estimates. During the 2020 and 2019 twenty-six-week
periods, insurance and claims costs included $5,039,000 and $2,900,000 of net unfavorable adjustments to prior years’ claims estimates, respectively. It is reasonably likely that the ultimate outcome of settling all outstanding claims will be more or less than the estimated claims liability at June 27, 2020.
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
Depending upon the specific type of borrowing, borrowings under the Credit Agreement bear interest based on either (a) the prime rate, (b) the Federal Reserve Bank of New York rate plus 0.5% or (c) the London Interbank Offered Rate, plus 1.25%. As of June 27, 2020 and during the entire 2020 second quarter, the Company had no borrowings outstanding under the Credit Agreement.
Long-term investments, all of which are
available-for-sale
and are carried at fair value, include primarily investment-grade bonds and U.S. Treasury obligations having maturities of up to five years. Assuming that the long-term portion of investments remains at $84,394,000, the balance at June 27, 2020, a hypothetical increase or decrease in interest rates of 100 basis points would not have a material impact on future earnings on an annualized basis. Short-term investments consist of short-term investment-grade instruments and the current maturities of investment-grade corporate bonds and U.S. Treasury obligations. Accordingly, any future interest rate risk on these short-term investments would not be material to the Company’s operating results.

Assets and liabilities of the Company’s Canadian and Mexican operations are translated from their functional currency to U.S. dollars using exchange rates in effect at the balance sheet date and revenue and expense accounts are translated at average monthly exchange rates during the period. Adjustments resulting from the translation process are included in accumulated other comprehensive income. Transactional gains and losses arising from receivable and payable balances, including intercompany balances, in the normal course of business that are denominated in a currency other than the functional currency of the operation are recorded in the statements of income when they occur. The assets held at the Company’s Canadian and Mexican subsidiaries at June 27, 2020 were collectively, as translated to U.S. dollars, approximately 3% of total consolidated assets. Accordingly, translation gains or losses of 25% or less related to the Canadian and Mexican operations would not be material.
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
promulgated under the Securities Exchange Act of 1934, as amended). Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of June 27, 2020 to provide reasonable assurance that information required to be disclosed by the Company in reports that it filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.
There were no significant changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended June 27, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
PART II
OTHER INFORMATION
Item 1. Legal Proceedings
On January 25, 2019, a purported class action was filed in the Superior Court of the State of California for the County of San Bernardino against Landstar System, Inc. and Landstar Ranger, Inc. (together, the “Defendants”). The complaint purported to bring this action on behalf of Hany Tanious, as an individual, and “all owner operators who performed work for the Defendants, and who were classified as independent contractors, during the four years preceding the filing of this action through the present.” The complaint asserted claims based on the alleged misclassification of Mr. Tanious as an independent contractor and alleged violations under California law relating to overtime, minimum wage, meal and rest breaks, failure to reimburse certain expenses, wage statements, waiting time and unfair competition. Mr. Tanious was a truck owner-operator and formerly an independent contractor who was a party to an independent contractor operating agreement with Landstar Ranger, Inc. On June 11, 2019, the Defendants filed a Notice of Removal that resulted in the removal of the case from state court to federal court, where it was assigned to Judge Dale S. Fischer of the United State District Court for the Central District of California. On August 22, 2019, the Court issued an order, among other things, striking all class allegations from the complaint and stating that this matter would proceed as an individual action. On June 15, 2020, the Court issued an order granting the Defendants’ motion to transfer venue to the United States District Court for the Middle District of Florida, where the matter was assigned to Judge Marcia Morales Howard. On June 24, 2020, the Court,
sua sponte
, issued an order striking the first amended complaint that was deemed by the Court to have been filed by the plaintiff on March 23, 2020. On July 6, 2020, the plaintiff filed a voluntary dismissal without prejudice of all remaining claims relating to this action. On July 15, 2020 the Court issued an order granting the voluntary dismissal of this action in full.

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
COVID-19
was first identified in Wuhan, China in December 2019. The
COVID-19
outbreak was subsequently declared a pandemic by the World Health Organization on March 11, 2020. The
COVID-19
pandemic has caused significant disruptions in the global economy, which significantly intensified in the United States in late March and continued into the summer months.
The situation with respect to the COVID-19 pandemic continues to evolve rapidly and its effects, both short and long-term, remain unknown. Economic disruptions and other effects on the global or domestic economies caused by the COVID-19 pandemic could have a material adverse impact on the demand for our services and our ability to obtain financing on favorable terms or at all.
In connection with the impact of the
COVID-19
pandemic, the Company experienced a significant decline in truckload volumes during its fiscal quarter ended June 27, 2020. The number of loads hauled via truck was below the prior year comparable period by 21
%
, 21
%
 and 9
%
 for April, May and June, respectively. The extent to which the
COVID-19
pandemic impacts the Company’s results in future quarters will depend on future developments that are highly uncertain and cannot be predicted, including the duration of the pandemic, new information that may emerge concerning the severity of the pandemic, the actions taken to contain its impact and the role of federal, state and local governments that will be needed to help the economy transition back to more normal operating conditions. These and other factors could have a material adverse impact on our business, financial position, results of operations and cash flows.
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
In addition, the
COVID-19
pandemic has caused significant disruptions in the Mexican economy. During the first half of the Company’s 2020 fiscal year, the value of the Mexican peso to the U.S. dollar significantly depreciated and may continue to depreciate further. No assurances can be given regarding the potential impact of the
COVID-19
pandemic and other factors on the Mexican economy and the value of the Mexican peso relative to the U.S. dollar and could have a significant adverse impact on the financial condition and results of operations of our Mexican subsidiaries.
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

As previously disclosed, BCO Independent Contractors with a subsidiary of the Company have been involved in two tragic accidents during the policy year ending April 30, 2020, the first of which occurred in the 2019 third quarter and the second of which occurred in the 2020 first quarter. Following these two tragic accidents, the Company exercised its option under the Initial Excess Policy to increase its aggregate limits to $15,000,000 for each policy year and $20,000,000 for the thirty-six
month term ended April 30, 2022. If aggregate losses under the Initial Excess Policy exceed either the new annual aggregate limit or the new aggregate limit for the three year period ending April 30, 2022, and the Company declined the option to increase such aggregate limits for a pre-established
amount of additional premium, Landstar would retain liability of up to $10,000,000 per occurrence, inclusive of its self-insured retention for commercial trucking claims during the remainder of the applicable policy year(s). In addition, as a result of the Company’s aggregate loss experience since it entered into the Initial Excess Policy, it believes it is probable it will be required to pay additional premium under the Initial Excess Policy, which amount of additional premium was provided for and included in insurance and claims costs for the Company’s 2020 fiscal first quarter.
The Company also maintains third party insurance arrangements providing excess coverage for commercial trucking liabilities in excess of $10,000,000. These third party arrangements provide coverage on a per occurrence or aggregated basis. Due to the increasing cost of commercial auto liability claims throughout the United States in recent years, the availability of such excess coverage has significantly worsened and the pricing associated with such excess coverage, to the extent available, has significantly increased. Effective May 1, 2020 with respect to the annual policy year ending April 30, 2021, the Company experienced an increase of approximately $14 million, or over 170%, in the premiums charged by third party insurance companies to the Company for excess coverage for commercial trucking liabilities in excess of $10,000,000. No assurances can be given that the availability of excess coverage for commercial trucking claims will not continue to deteriorate, that the pricing associated with such excess coverage, to the extent available, will not continue to increase, nor that insurance coverage from third party insurers for excess coverage of commercial trucking claims will even be available on commercially reasonable terms at certain levels.
Further, the Company also retains liability of up to $1,000,000 for each general liability claim, up to $250,000 for each workers’ compensation claim and up to $250,000 for each cargo claim. In addition, under reinsurance arrangements by Signature of certain risks of the Company’s BCO Independent Contractors, the Company retains liability of up to $500,000, $1,000,000 or $2,000,000 with respect to certain occupational accident claims and up to $750,000 with respect to certain workers’ compensation claims. The Company’s exposure to liability associated with accidents incurred by Truck Brokerage Carriers, railroads and air and ocean cargo carriers who transport freight on behalf of the Company is reduced by various factors including the extent to which such carriers maintain their own insurance coverage. A material increase in the frequency or severity of accidents, cargo claims or workers’ compensation claims or the material unfavorable development of existing claims could have a material adverse effect on Landstar’s cost of insurance and claims and its results of operations. For a discussion identifying additional risk factors and other important factors that could cause actual results to differ materially from those anticipated, see the discussions under Part I, Item 1A, “Risk Factors” in the Company’s Annual Report on Form
10-K
for the fiscal year ended December 28, 2019 and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Notes to Consolidated Financial Statements” in this Quarterly Report on Form
10-Q.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Company
The Company did not purchase any shares of its common stock during the period from March 29, 2020 to June 27, 2020, the Company’s second fiscal quarter.
On December 9, 2019, the Landstar System, Inc. Board of Directors authorized the Company to purchase up to 1,849,068 shares of the Company’s common stock from time to time in the open market and in privately negotiated transactions. As of June 27, 2020, the Company had authorization to purchase in the aggregate up to 1,821,030 shares of its common stock under this program. No specific expiration date has been assigned to the December 9, 2019 authorization.
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

EXHIBIT INDEX
Registrant’s Commission File No.:
0-21238

Exhibit No.	Description

(10)	Material Contracts.

10.1+	Landstar System, Inc. 2011 Equity Incentive Plan, as amended through March 12, 2020 (Incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement filed on April 6, 2020 (Commission File No. 0-21238))

(31)	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.1 *	Chief Executive Officer certification, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Chief Financial Officer certification, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.1 **	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 **	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

+	Management contract or compensatory plan or arrangement
*	Filed herewith
**	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LANDSTAR SYSTEM, INC.

Date: July 31, 2020	/s/ James B. Gattoni
James B. Gattoni
President and
Chief Executive Officer

Date: July 31, 2020	/s/ L. Kevin Stout
L. Kevin Stout
Vice President and Chief
Financial Officer