Form 10-Q
period 2020-09-26
LANDSTAR SYSTEM INC
filed 2020-10-30
CIK 853816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 26, 2020
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
of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of the close of business on October 19, 2020 was
38,383,779
.

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
10-01
of Regulation
S-X
and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the thirty nine weeks ended September 26, 2020 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 26, 2020.
These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s 2019 Annual Report on Form
10-K.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)
(Unaudited)

	September 26, 2020	December 28, 2019

ASSETS
Current Assets
Cash and cash equivalents	$218,554	$319,515
Short-term investments	39,068	32,901
Trade accounts receivable, less allowance of $8,120 and $7,284	637,908	588,549
Other receivables, including advances to independent contractors, less allowance of $8,827 and $7,667	40,550	35,553
Other current assets	27,989	21,370

Total current assets	964,069	997,888

Operating property, less accumulated depreciation and amortization of $291,159 and $280,849	279,495	285,855
Goodwill	40,251	38,508
Other assets	108,390	105,460

Total assets	$1,392,205	$1,427,711

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Cash overdraft	$47,459	$53,878
Accounts payable	339,798	271,996
Current maturities of long-term debt	34,723	42,632
Insurance claims	46,019	44,532
Dividends payable	—	78,947
Contractor escrow	28,345	24,902
Other current liabilities	47,206	36,017

Total current liabilities	543,550	552,904

Long-term debt, excluding current maturities	52,570	70,212
Insurance claims	36,344	33,575
Deferred income taxes and other noncurrent liabilities	54,107	49,551

Shareholders’ Equity
Common stock, $0.01 par value, authorized 160,000,000 shares, issued 68,181,418 and 68,083,419 shares	682	681
Additional paid-in capital	226,878	226,123
Retained earnings	2,065,999	1,962,161
Cost of 29,797,639 and 28,609,926 shares of common stock in treasury	(1,581,961)	(1,465,284)
Accumulated other comprehensive loss	(5,964)	(2,212)

Total shareholders’ equity	705,634	721,469

Total liabilities and shareholders’ equity	$1,392,205	$1,427,711

See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share amounts)
(Unaudited)

	Thirty Nine Weeks Ended		Thirteen Weeks Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019

Revenue	$2,836,626	$3,089,698	$1,085,546	$1,011,658
Investment income	2,716	3,736	714	1,315
Costs and expenses:
Purchased transportation	2,183,143	2,365,646	838,753	774,520
Commissions to agents	236,490	257,862	85,848	84,568
Other operating costs, net of gains/losses on asset sales/dispositions	23,035	28,531	7,361	10,431
Insurance and claims	66,563	55,248	21,855	23,969
Selling, general and administrative	124,779	120,717	38,851	38,152
Depreciation and amortization	34,212	33,045	11,240	10,695
Impairment of intangible and other assets	2,582	—	—	—

Total costs and expenses	2,670,804	2,861,049	1,003,908	942,335

Operating income	168,538	232,385	82,352	70,638
Interest and debt expense	2,936	2,278	1,008	764

Income before income taxes	165,602	230,107	81,344	69,874
Income taxes	38,567	52,452	19,458	16,619

Net income	127,035	177,655	61,886	53,255
Less: Net loss attributable to noncontrolling interest	—	(17)	—	—

Net income attributable to Landstar System, Inc. and subsidiary	$127,035	$177,672	$61,886	$53,255

Earnings per common share attributable to Landstar System, Inc. and subsidiary	$3.28	$4.45	$1.61	$1.35

Diluted earnings per share attributable to Landstar System, Inc. and subsidiary	$3.28	$4.45	$1.61	$1.35

Average number of shares outstanding:
Earnings per common share	38,673,000	39,891,000	38,386,000	39,566,000

Diluted earnings per share	38,673,000	39,891,000	38,386,000	39,566,000

Dividends per common share	$0.580	$0.515	$0.210	$0.185

See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(Unaudited)

	Thirty Nine Weeks Ended		Thirteen Weeks Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019

N et income attributable to Landstar System, Inc. and subsidiary	$127,035	$177,672	$61,886	$53,255
Other comprehensive (loss) income:
Unrealized holding gains on available-for-sale investments, net of tax expense of $413, $577, $75 and $83	1,510	2,112	273	307
Foreign currency translation (losses) gains	(5,262)	42	908	(1,083)

Other comprehensive (loss) income	(3,752)	2,154	1,181	(776)

Comprehensive income attributable to Landstar System, Inc. and subsidiary	$123,283	$179,826	$63,067	$52,479

See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Thirty Nine Weeks Ended
	September 26, 2020	September 28, 2019
OPERATING ACTIVITIES
Net income	$127,035	$177,655
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of operating property and intangible assets	34,212	33,045
Non-cash interest charges	222	190
Provisions for losses on trade and other accounts receivable	7,206	6,942
Gains on sales/disposals of operating property	(2,295)	(1,188)
Impairment of intangible and other assets	2,582	—
Deferred income taxes, net	4,758	7,151
Stock-based compensation	2,691	4,470
Changes in operating assets and liabilities:
(Increase) decrease in trade and other accounts receivable	(62,492)	84,607
Increase in other assets	(13,492)	(21,129)
Increase (decrease) in accounts payable	66,815	(28,692)
Increase (decrease) in other liabilities	14,050	(16,076)
Increase in insurance claims	4,256	13,739

NET CASH PROVIDED BY OPERATING ACTIVITIES	185,548	260,714

INVESTING ACTIVITIES
Net changes in other short-term investments	131	—
Sales and maturities of investments	18,795	56,467
Purchases of investments	(21,102)	(58,829)
Purchases of operating property	(25,426)	(15,199)
Proceeds from sales of operating property	6,623	3,621
Consideration paid for acquisition	(2,766)	—

NET CASH USED BY INVESTING ACTIVITIES	(23,745)	(13,940)

FINANCING ACTIVITIES
Decrease in cash overdraft	(6,419)	(10,714)
Dividends paid	(101,442)	(20,589)
Payment for debt issue costs	(959)	—
Proceeds from exercises of stock options	676	629
Taxes paid in lieu of shares issued related to stock-based compensation plans	(3,326)	(8,449)
Purchases of common stock	(115,962)	(88,578)
Principal payments on finance lease obligations	(33,036)	(34,141)
Purchase of noncontrolling interest	—	(600)

NET CASH USED BY FINANCING ACTIVITIES	(260,468)	(162,442)

Effect of exchange rate changes on cash and cash equivalents	(2,296)	366

(Decrease) increase in cash and cash equivalents	(100,961)	84,698
Cash and cash equivalents at beginning of period	319,515	199,736

Cash and cash equivalents at end of period	$218,554	$284,434

See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
Thirty Nine and Thirteen Weeks Ended September 26, 2020 and
September
28, 2019
(In thousands, except share and per share amounts)
(Unaudited)

	Common Stock		Additional Paid-In	Retained	Treasury Stock at Cost		Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	(Loss) Income	Total

Balance December 28, 2019	68,083,419	$681	$226,123	$1,962,161	28,609,926	$(1,465,284)	$(2,212)	$721,469

Adoption of accounting standard (Note 15 )				(702)				(702)

Net income				40,895				40,895

Dividends ($0.185 per share)				(7,336)				(7,336)

Purchases of common stock					1,178,970	(115,962)		(115,962)

Issuance of stock related to stock-based compensation plans	84,063	1	(1,781)		8,078	(639)		(2,419)

Stock-based compensation			631					631

Other comprehensive loss							(9,481)	(9,481)

Balance March 28, 2020	68,167,482	$682	$224,973	$1,995,018	29,796,974	$(1,581,885)	$(11,693)	$627,095

Net income				24,254				24,254

Dividends ($0.185 per share)				(7,099)				(7,099)

Issuance of stock related to stock-based compensation plans	9,305	—	(211)		354	(36)		(247)

Stock-based compensation			570					570

Other comprehensive income							4,548	4,548

Balance June 27, 2020	68,176,787	$682	$225,332	$2,012,173	29,797,328	$(1,581,921)	$(7,145)	$649,121

Net income				61,886				61,886

Dividends ($0.21 per share)				(8,060)				(8,060)

Issuance of stock related to stock-based compensation plans	4,631	—	56		311	(40)		16

Stock-based compensation			1,490					1,490

Other comprehensive income							1,181	1,181

Balance September 26, 2020	68,181,418	$682	$226,878	$ 2,065,999	29,797,639	$(1,581,961)	$(5,964)	$705,634

	Landstar System, Inc. and Subsidiary Shareholders
	Common Stock		Additional Paid-In	Retained	Treasury Stock at Cost		Accumulated Other Comprehensive	Non-controlling
	Shares	Amount	Capital	Earnings	Shares	Amount	(Loss) Income	Interests	Total

Balance December 29, 2018	67,870,962	$679	$226,852	$1,841,279	27,755,001	$(1,376,111)	$(5,875)	$2,309	$689,133

Net income (loss)				63,317				(17)	63,300

Dividends ($0.165 per share)				(6,629)					(6,629)

Purchases of common stock					124,481	(12,977)			(12,977)

Purchase of noncontrolling interests			1,842					(2,442)	(600)

Issuance of stock related to stock-based compensation plans	176,079	1	(7,081)		5,199	(524)			(7,604)

Stock-based compensation			1,938						1,938

Other comprehensive income							1,549	150	1,699

Balance March 30, 2019	68,047,041	$680	$223,551	$1,897,967	27,884,681	$(1,389,612)	$(4,326)	$—	$728,260

Net income				61,100					61,100

Dividends ($0.165 per share)				(6,628)					(6,628)

Purchases of common stock					549,929	(56,752)			(56,752)

Issuance of stock related to stock-based compensation plans	17,836	1	(431)		572	(61)			(491)

Stock-based compensation			1,430						1,430

Other comprehensive income							1,381		1,381

Balance June 29, 2019	68,064,877	$681	$224,550	$1,952,439	28,435,182	$(1,446,425)	$(2,945)	$—	$728,300

Net income				53,255					53,255

Dividends ($0.185 per share)				(7,332)					(7,332)

Purchases of common stock					174,658	(18,849)			(18,849)

Issuance of stock related to stock-based compensation plans	7,957	—	285		86	(10)			275

Stock-based compensation			1,102						1,102

Other comprehensive loss							(776)		(776)

Balance September 28, 2019	68,072,834	$681	$225,937	$1,998,362	28,609,926	$(1,465,284)	$(3,721)	$—	$755,975

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
Revenue from Contracts with Customers – Disaggregation of Revenue
The following table summarizes the percentage of consolidated revenue generated by mode of transportation
 and the dollar amount included in truck transportation revenue generated by BCO Independent Contractors and Truck Brokerage Carriers hauled via equipment type during the thirty-nine-week and thirteen-week periods ended September 26, 2020 and September 28, 2019 (
dollars

in thousands):

	Thirty Nine Weeks Ended		Thirteen Weeks Ended
Mode	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019

BCO Independent Contractors – Truck	46%	45%	46%	46%

Brokerage Carriers - Truck	46%	47%	46%	46%

Rail intermodal	3%	3%	3%	3%

Ocean and air cargo carriers	3%	3%	3%	3%

Equipment Type - Truck
Van equipment	$1,694,916	$1,799,421	$666,582	$575,042

Unsided/platform equipment	$848,187	$980,615	$314,471	$331,787

Less-than-truckload	$70,984	$73,475	$25,125	$25,367

(2)	Acquired Business
On May 6, 2020, Landstar System Holdings, Inc. formed a new subsidiary that was subsequently renamed Landstar Blue, LLC (“Landstar Blue”). Landstar Blue arranges truckload brokerage services while helping the Company to develop and test digital technologies and processes for the benefit of all Landstar independent commission sales agents. On June 15, 2020, Landstar Blue completed the acquisition of an independent agent of the Company whose business focused on truckload brokerage services. Cash consideration paid for the acquisition was approximately $2,766,000. In addition, the Company assumed approximately $200,000 in liabilities consisting of additional contingent purchase price. The resulting goodwill arising from the acquisition was approximately $2,871,000. With respect to this goodwill, 100% is expected to be deductible by the Company for U.S. income tax purposes. Pro forma financial information for prior periods is not presented as the Company does not believe the acquisition to be material to the Company’s consolidated results. The results of operations for Landstar Blue are presented as part of the Company’s transportations logistics segment. Transaction costs for the acquisition were insignificant.

(3)	Share-based Payment Arrangements
As of September 26, 2020, the Company had two employee equity incentive plans, the 2002 employee stock option and stock incentive plan (the “ESOSIP”) and the 2011 equity incentive plan (the “2011 EIP”). No further grants can be made under the ESOSIP. The Company also has a stock compensation plan for members of its Board of Directors, the Amended and Restated 2013 Directors Stock

Compensation Plan (as amended and restated as of May 17, 2016, the “2013 DSCP”). 6,000,000 shares of the Company’s common stock were
authorized for issuance under the 2011 EIP and 115,000 shares of the Company’s common stock were authorized for issuance under the 2013 DSCP. The ESOSIP, 2011 EIP and 2013 DSCP are each referred to herein as a “Plan,” and, collectively, as the “Plans.” Amounts recognized in the financial statements with respect to these Plans are as follows (in thousands):

	Thirty Nine Weeks Ended		Thirteen Weeks Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Total cost of the Plans during the period	$2,691	$4,470	$1,490	$1,102

Amount of related income tax benefit recognized during the period	(1,618)	(4,125)	(483)	(391)

Net cost of the Plans during the period	$ 1,073	$345	$1,007	$711

Included in income tax benefits recognized in the thirty-nine-week periods ended September 26, 2020 and September 28, 2019 were excess tax benefits from stock-based awards of $927,000 and $2,968,000, respectively.
As of September 26, 2020, there were 60,586 shares of the Company’s common stock reserved for issuance under the 2013 DSCP and 3,675,862 shares of the Company’s common stock reserved for issuance in the aggregate under the ESOSIP and 2011 EIP.
Restricted Stock Units
The following table summarizes information regarding the Company’s outstanding restricted stock unit (“RSU”) awards with either a performance condition or a market condition under the Plans:

	Number of RSUs	Weighted Average Grant Date Fair Value
Outstanding at December 28, 2019	198,875	$84.37
Granted	59,719	$102.62
Shares earned in excess of target (1)	11,648	$77.00
Vested shares, including shares earned in excess of target	(76,290)	$73.44
Forfeited	(10,987)	$100.55

Outstanding at September 26, 2020	182,965	$93.44

(1)	Represents additional shares earned under the February 2, 2017 RSU awards as 2019 financial results exceeded target performance level.
During the thirty-nine-week period ended September 26, 2020, the Company granted RSUs with a performance condition. Outstanding RSUs at both December 28, 2019 and September 26, 2020 include RSUs with a performance condition and RSUs with a market condition, as further described below and in the Company’s 2019 Annual Report on Form
10-K.
RSUs with a performance condition granted on January 31, 2020 may vest on January 31 of 2023, 2024 and 2025 based on growth in operating income and pre-tax
income per diluted share from continuing operations attributable to Landstar System, Inc. and subsidiary as compared to the results from the 2019 fiscal year.
The Company recognized approximately $415,000 and $2,477,000 of share-based compensation expense related to RSU awards in the thirty-nine-week periods ended September 26, 2020 and September 28, 2019, respectively. As of September 26, 2020, there was a maximum of $34.6 million of total unrecognized compensation cost related to RSU awards granted under the Plans with an expected average remaining life of approximately 3.1 years. With respect to RSU awards with a performance condition, the amount of future compensation expense to be recognized will be determined based on future operating results.

Stock Options
The following table summarizes information regarding the Company’s outstanding stock options under the Plans:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (000s)

Options outstanding at December 28, 2019	44,467	$51.24
Exercised	(23,717)	$49.31

Options outstanding at September 26, 2020	20,750	$53.44	1.9	$1,499

Options exercisable at September 26, 2020	20,750	$53.44	1.9	$1,499

The total intrinsic value of stock options exercised during the thirty-nine-week periods ended September 26, 2020 and September 28, 2019 was $1,599,000 and $1,877,000, respectively.
As of September 26, 2020, there was no unrecognized compensation cost related to stock options granted under the Plans.
Non-vested
Restricted Stock and Deferred Stock Units
The following table summarizes information regarding the Company’s outstanding shares of non-vested
restricted stock and Deferred Stock Units (defined below) under the Plans:

	Number of Shares and Deferred Stock Units	Weighted Average Grant Date Fair Value

Non-vested at December 28, 2019	64,808	$98.24
Granted	26,604	$111.88
Vested	(28,621)	$98.83
Forfeited	(2,351)	$106.34

Non-vested at September 26, 2020	60,440	$103.65

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
As of September 26, 2020, there was $4,074,000 of total unrecognized compensation cost related to non-vested
shares of restricted stock and Deferred Stock Units granted under the Plans. The unrecognized compensation cost related to these non-vested
shares of restricted stock and Deferred Stock Units is expected to be recognized over a weighted average period of 1.9 years.

(4)	Income Taxes
The provisions for income taxes for the 2020 and 2019 thirty-nine-week periods were each based on an estimated annual effective income tax rate of 24.2%, adjusted for discrete events, such as benefits resulting from stock-based awards. The effective income tax rate for the 2020 thirty-nine-week period was 23.3%, which was higher than the statutory federal income tax rate of 21% primarily attributable to state taxes and the meals and entertainment exclusion, partially offset by excess tax benefits realized on stock-based awards and state tax
refunds. The provision for income taxes for the 2020 thirty-nine-week period was favorably impacted by $927,000 of excess tax benefits from stock-based awards. The effective income tax rate for the 2019 thirty-nine-week period was 22.8%, which was higher than the statutory federal
 in
come
tax rate of 21% primarily attributable to state taxes and the meals and entertainment
exclusion, partially offset by excess tax benefits realized on stock-based awards. The provision for income taxes for the 2019 thirty-nine-week period was favorably impacted by $2,968,000 of excess tax benefits from stock-based awards.
(5)	Earnings Per Share
Earnings per common share attributable to Landstar System, Inc. and subsidiary are based on the weighted average number of shares outstanding, including outstanding non-vested
restricted stock and outstanding Deferred Stock Units. Diluted earnings per share attributable to Landstar System, Inc. and subsidiary are based on the weighted average number of common shares and Deferred Stock Units outstanding plus the incremental shares that would have been outstanding upon the assumed exercise of all dilutive stock options. During the 2020 and 2019 thirty-nine-week and thirteen-week periods, in reference to the determination of diluted earnings per share, the future compensation cost attributable to
outstanding

shares of
non-vested
restricted stock exceeded the

impact
of
incremental shares that would have been outstanding upon the assumed exercise of all dilutive stock options.
For each of the thirty-nine-week periods ended September 26, 2020 and September 28, 2019, no options outstanding to purchase shares of common stock were antidilutive. Outstanding RSUs were excluded from the calculation of diluted earnings per share attributable to Landstar System, Inc. and subsidiary for all periods because the performance metric requirements or market condition for vesting had not been satisfied.
(6)	Additional Cash Flow Information
During the 2020 thirty-nine-week period, Landstar paid income taxes and interest of $28,761,000 and $3,087,000, respectively. During the 2019 thirty-nine-week period, Landstar paid income taxes and interest of $54,877,000 and $3,302,000, respectively. Landstar acquired operating property by entering into finance leases in the amounts of $7,485,000 and $6,481,000 in the 2020 and 2019 thirty-nine-week periods, respectively. In addition, during the 2020 thirty-nine-week period, Landstar acquired $1,068,000 of operating property for which the Company accrued a corresponding liability in accounts payable as of September 26, 2020. Capital expenditures are recorded as cash outflows from investing activities in the consolidated statement of cash flows in the period in which they are paid.
(7)	Segment Information
The following table summarizes information about the Company’s reportable business segments as of and for the thirty-nine-week and thirteen week periods ended September 26, 2020 and September 28, 2019 (in thousands):

	Thirty Nine Weeks Ended
	September 26, 2020			September 28, 2019
	Transportation Logistics	Insurance	Total	Transportation Logistics	Insurance	Total

External revenue	$2,795,056	$41,570	$2,836,626	$3,047,329	$42,369	$3,089,698
Internal revenue		44,912	44,912		36,978	36,978
Investment income		2,716	2,716		3,736	3,736
Operating income	148,270	20,268	168,538	200,767	31,618	232,385
Expenditures on long-lived assets	25,426		25,426	15,199		15,199
Goodwill	40,251		40,251	38,232		38,232

	Thirteen Weeks Ended
	September 26, 2020			September 28, 2019
	Transportation Logistics	Insurance	Total	Transportation Logistics	Insurance	Total

External revenue	$1,071,374	$14,172	$1,085,546	$997,552	$14,106	$1,011,658
Internal revenue		9,078	9,078		9,611	9,611
Investment income		714	714		1,315	1,315
Operating income	71,752	10,600	82,352	64,848	5,790	70,638
Expenditures on long-lived assets	7,750		7,750	5,975		5,975

In the thirty-nine-week periods ended
September
26, 2020 and September 28, 2019, no single customer
accounted
for more than 10% of the Company’s consolidated revenue.
(8)	Other Comprehensive Income
The following table
presents
the
components
of and changes in accumulated other comprehensive income (loss), net of related income taxes, as of and for the thirty-nine-week period ended September 26, 2020 (in thousands):

	Unrealized Holding Gains on Available-for-Sale Securities	Foreign Currency Translation	Total
Balance as of December 28, 2019	$1,120	$(3,332)	$(2,212)
Other comprehensive gain (loss)	1,510	(5,262)	(3,752)

Balance as of September 26, 2020	$2,630	$(8,594)	$(5,964)

Amounts reclassified from accumulated other comprehensive income to investment income due to the realization of previously unrealized gains and losses in the accompanying consolidated statements of income were not significant for the thirty-nine-week period ended September 26, 2020.

(9)	Investments
Investments include primarily investment-grade corporate bonds and U.S. Treasury obligations having maturities of up to five years (the “bond portfolio”) and money market investments. Investments in the bond portfolio are reported as available-for-sale
and are carried at fair value. Investments maturing less than one year from the balance sheet date are included in short-term investments and investments maturing more than one year from the balance sheet date are included in other assets in the consolidated balance sheets. Management performs an analysis of the nature of the unrealized losses on available-for-sale
investments to determine whether an allowance for credit loss is necessary. Unrealized losses, representing the excess of the purchase price of an investment over its fair value as of the end of a period, considered to be a result of credit-related factors, are to be included as a charge in the statement of income, while unrealized losses considered to be a result of noncredit-related factors are to be included as a component of shareholders’ equity. Investments whose values are based on quoted market prices in active markets are classified within Level 1. Investments that trade in markets that are not considered to be active, but are valued based on quoted market prices, are classified within Level 2. As Level 2 investments include positions that are not traded in active markets, valuations may be adjusted to reflect illiquidity and/or non-transferability,
which are generally based on available market information. Any transfers between levels are recognized as of the beginning of any reporting period. Fair value of the bond portfolio was determined using Level 1 inputs related to U.S. Treasury obligations and money market investments and Level 2 inputs related to investment-grade corporate bonds, asset-backed securities and direct obligations of government agencies. Unrealized gains, net of unrealized losses, on the investments in the bond portfolio were $3,350,000 and $1,427,000 at September 26, 2020 and December 28, 2019, respectively.

1
4

The amortized cost and fair values of
available-for-sale
investments are as follows at September 26, 2020 and December 28, 2019 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

September 26, 2020

Money market investments	$14,456	$—	$—	$14,456
Asset-backed securities	569	—	38	531
Corporate bonds and direct obligations of government agencies	101,090	3,540	289	104,341

U.S. Treasury obligations	2,337	137	—	2,474

Total	$118,452	$3,677	$327	$121,802

December 28, 2019

Money market investments	$15,691	$—	$—	$15,691
Asset-backed securities	572	—	1	571
Corporate bonds and direct obligations of government agencies	97,583	1,465	44	99,004

U.S. Treasury obligations	2,335	12	5	2,342

Total	$116,181	$1,477	$50	$117,608

For those
available-for-sale
investments with unrealized losses at September 26, 2020 and December 28, 2019, the following table summarizes the duration of the unrealized loss (in thousands):

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
September 26, 2020

Asset-backed securities	$531	$38	$—	$—	$531	$38
Corporate bonds and direct obligations of government agencies	4,277	289	—	—	4,277	289

Total	$4,808	$327	$—	$—	$4,808	$327

December 28, 2019

Asset-backed securities	$571	$1	$—	$—	$571	$1
Corporate bonds and direct obligations of government agencies	8,728	41	4,260	3	12,988	44
U.S. Treasury obligations	1,226	5	—	—	1,226	5

Total	$10,525	$47	$4,260	$3	$14,785	$50

The Company expects to recover, through collection of all of the contractual cash flows of each security, the amortized cost basis of these securities as it does not intend to sell, and does not anticipate being required to sell, these securities before recovery of the cost basis. For these reasons, no losses have been recognized in the Company’s consolidated statements of income.

(10)	Leases
Landstar’s noncancelable leases are primarily comprised of finance leases for the acquisition of new trailing equipment. Each finance lease for the acquisition of trailing equipment is a five year lease with a $1 purchase option for the applicable equipment at lease expiration. Substantially all of Landstar’s operating lease right-of-use
assets and operating lease liabilities represent leases for
facilities
maintained in support of the Company’s network of
BCO Independent Contractors and office space used to conduct Landstar’s business. These leases do not have significant rent escalation holidays, concessions, leasehold improvement incentives or other build-out
clauses. Further, the leases do not contain contingent rent provisions. Landstar also leases certain trailing equipment to supplement the Company-

owned trailer fleet under
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
The components of lease cost for finance leases and operating leases for the thirty nine weeks ended September 26, 2020 were (in thousands):

Finance leases:
Amortization of right-of-use assets	$18,534
Interest on lease liability	2,447

Total finance lease cost	20,981

Operating leases:
Lease cost	2,300
Variable lease cost	—
Sublease income	(3,513)

Total net operating lease income	(1,213)

Total net lease cost	$19,768

A summary of the lease classification on our consolidated balance sheet as of September 26, 2020 is as follows (in thousands):
Assets:

Operating lease right-of-use assets	Other assets	$2,391
Finance lease assets	Operating property, less accumulated depreciation and amortization	140,064

Total lease assets		$142,455

Liabilities:
The following table reconciles the undiscounted cash flows for the finance and operating leases to the finance and operating lease liabilities recorded on the balance sheet at September 26, 2020 (in thousands):

	Finance Leases	Operating Leases
2020 Remainder	$11,269	$166
2021	33,830	651
2022	24,358	653
2023	16,681	523
2024	6,742	454
Thereafter	793	154

Total future minimum lease payments	93,673	2,601
Less amount representing interest (2.1% to 4.4%)	6,380	210

Present value of minimum lease payments	$87,293	$2,391

Current maturities of long-term debt	34,723
Long-term debt, excluding current maturities	52,570
Other current liabilities		640
Deferred income taxes and other noncurrent liabilities		1,751

The weighted average remaining lease term and the weighted average discount rate for finance and operating leases as of September 26, 2020 were:

	Finance Leases	Operating Leases

Weighted average remaining lease term (years)	3.0	4.2
Weighted average discount rate	3.2%	4.0%

(11)	Debt
Other than the finance lease obligations as presented on the consolidated balance sheets, the Company had no outstanding debt as of September 26, 2020 and December 28, 2019.
On June 2, 2016, Landstar entered into a credit agreement with a syndicate of banks and JPMorgan Chase Bank, N.A., as administrative agent, which was amended and restated on August 18, 2020 to extend the maturity date to August 2023 and amend certain other terms (as so amended and restated, the “Credit Agreement”). The Credit Agreement provides $250,000,000 of borrowing capacity in the form of a revolving credit facility, $35,000,000 of which may be utilized in the form of letters of credit. The Credit Agreement includes an “accordion” feature providing for a possible increase up to an aggregate borrowing capacity of $400,000,000.
The revolving credit loans under the Credit Agreement, at the option of Landstar, bear interest at (i) the Eurocurrency rate plus an applicable margin ranging from 1.25% to 2.00%, or (ii) an alternate base rate plus an applicable margin ranging from 0.25% to 1.00%, in each case with the applicable margin determined based upon the Company’s Leverage Ratio, as defined in the Credit Agreement, at the end of the most recent applicable fiscal quarter for which financial statements have been delivered. The revolving credit facility bears a commitment fee, payable quarterly in arrears, of 0.25% to 0.35%, based on the Company’s Leverage Ratio at the end of the most recent applicable fiscal quarter for which financial statements have been delivered. As of September 26, 2020 and December 28, 2019, the Company had no borrowings outstanding under the Credit Agreement.

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
The interest rates on borrowings under the revolving credit facility are typically tied to short-term interest rates that adjust monthly and, as such, carrying value approximates fair value. Interest rates on borrowings under finance leases approximate the interest rates that would currently be available to the Company under similar terms and, as such, carrying value approximates fair value.

(12)	Commitments and Contingencies
Short-term investments include $39,068,000 in current maturities of investments held by the Company’s insurance segment at September 26, 2020. The non-current
portion of the bond portfolio of $82,734,000 is included in other assets. The short-term investments, together with $26,969,000 of non-current
investments, provide collateral for the $59,434,000 of letters of credit issued to guarantee payment of insurance claims. As of September 26, 2020, Landstar also had $33,618,000 of additional letters of credit outstanding under the Company’s Credit Agreement.
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

(1 3 )	Change in Accounting Estimate for Self-Insured Claims
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

The following table summarizes the effect of the increase in the cost of insurance claims resulting from unfavorable development of prior year self-insured claims estimates on operating income, net income attributable to Landstar System, Inc. and subsidiary and earnings per share attributable to Landstar System, Inc. and subsidiary set forth in the consolidated statements of income for the thirty-nine-week and thirteen-week periods ended September 26, 2020 and September 28, 2019 (in thousands, except per share amounts):

	Thirty Nine Weeks Ended		Thirteen Weeks Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Operating income	$6,162	$9,497	$1,123	$6,597

Net income attributable to Landstar System, Inc. and subsidiary	$4,671	$7,199	$851	$5,001

Earnings per share attributable to Landstar System, Inc. and subsidiary	$0.12	$0.18	$0.02	$0.13

Diluted earnings per share attributable to Landstar System, Inc. and subsidiary	$0.12	$0.18	$0.02	$0.13

The unfavorable
development
of prior years’ claims in the thirty-nine-week period ended September 26, 2020 and the thirty
-nine-week period ended September 28, 2019 were each attributable to several claims as well as actuarially determined adjustments to prior year commercial trucking loss estimates.

(14)	Impairment of Intangible and Other Assets
During the 2020 second fiscal quarter, the Company recorded a non-cash
impairment charge of $2,582,000 in respect of certain assets, primarily customer contract and related customer relationship intangible assets, acquired on September 20, 2017, along with substantially all of the other assets of the asset-light transportation logistics business of Fletes Avella, S.A. de C.V. (“Fletes Avella”). As previously disclosed in Item 1A. Risk Factors in the Company’s Form
10-Q
for the 2020 first quarter, negative macroeconomic trends in Mexico have caused significant disruptions in the Mexican economy. Accordingly, management performed impairment tests of the carrying values of certain assets that primarily relate to intra-Mexico business acquired as a part of the Fletes Avella acquisition. The impairment tests resulted in an impairment charge of $2,582,000, as the negative macroeconomic trends in Mexico have caused current financial projections relating to these intangible assets to be substantially below those originally anticipated at the acquisition date. There was no corresponding goodwill impairment charge recorded as the fair value of the Company’s Mexico and cross-border reporting unit continues to significantly exceed its carrying value as of September 26, 2020.

(1 5 )	Recent Accounting Pronouncements
Adoption of New Accounting Standards
In June 2016, the FASB issued Accounting Standards Update
2016-13–
Financial Instruments –
Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
(“ASU
2016-13”),
which requires measurement and recognition of expected versus incurred credit losses for financial assets held. The Company adopted ASU
2016-13
on December 29, 2019, under the modified retrospective transition method resulting in a $702,000 cumulative adjustment to retained earnings.

(1 6 )	Subsequent Event
In October 2020, the Company announced a new initiative in support of its BCO Independent Contractor network relating to its regional field operations centers located in the United States and Canada. It is the intent of the Company that this network of field operations centers will further support the Company’s efforts in recruiting and retaining BCO Independent Contractors. In connection with this initiative, the Company expects to record a provision of approximately

$
15,000,000
during the 2020 fourth fiscal quarter relating to anticipated buyouts of certain incentive commission arrangements with several of its independent commission sales agents due to the Company’s discontinuation of a BCO recruitment and retention program that involved those agents.
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
Introduction
Landstar System, Inc. and its subsidiary, Landstar System Holdings, Inc. (together, referred to herein as “Landstar” or the “Company”), is a worldwide asset-light provider of integrated transportation management solutions. The Company offers services to its customers across multiple transportation modes, with the ability to arrange for individual shipments of freight to comprehensive third party logistics solutions to meet all of a customer’s transportation needs. Landstar provides services principally throughout the United States and to a lesser extent in Canada and Mexico, and between the United States and Canada, Mexico and other countries around the world. The Company’s services emphasize safety, information coordination and customer service and are delivered through a network of over 1,200 independent commission sales agents and approximately 73,000 third party capacity providers, primarily truck capacity providers, linked together by a series of digital technologies which are provided and coordinated by the Company. The nature of the Company’s business is such that a significant portion of its operating costs varies directly with revenue.
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
The transportation logistics segment provides a wide range of integrated transportation management solutions. Transportation services offered by the Company include truckload and less-than-truckload transportation, rail intermodal, air cargo, ocean cargo, expedited ground and air delivery of time-critical freight, heavy-haul/specialized, U.S.-Canada and U.S.-Mexico cross-border, intra-Mexico, intra-Canada, project cargo and customs brokerage. Examples of the industries serviced by the transportation logistics segment include automotive parts and assemblies, building products, metals, chemicals, foodstuffs, heavy machinery, retail, electronics and military equipment. In addition, the transportation logistics segment provides transportation services to other transportation companies, including third party logistics and less-than-truckload service providers. Each of the independent commission sales agents has the opportunity to market all of the services provided by the transportation logistics segment. Billings for freight transportation services are typically charged to customers on a per shipment basis for the physical transportation of freight and are referred to as transportation revenue. During the thirty nine weeks ended September 26, 2020, revenue generated by BCO Independent Contractors, Truck Brokerage Carriers and railroads represented approximately 46%, 46% and 3%, respectively, of the Company’s consolidated revenue. Collectively, revenue generated by air and ocean cargo carriers represented approximately 3% of the Company’s consolidated revenue in the thirty-nine-week period ended September 26, 2020.
Landstar Metro, S.A.P.I. de C.V. (“Landstar Metro”) provides freight and logistics services within the country of Mexico and in conjunction with Landstar’s U.S./Mexico cross-border services. Landstar Metro Servicios S.A.P.I. de C.V. (“Landstar Servicios”) provides various administrative, financial, operational, safety and compliance services to Landstar Metro. The results of operations from Landstar Metro and Landstar Servicios are presented as part of the Company’s transportation logistics segment. On January 29, 2019, Landstar acquired all of the remaining equity interests in Landstar Metro and Landstar Servicios held by their former minority equityholders. Accordingly, as of such date, Landstar Metro and Landstar Servicios each became wholly owned subsidiaries of the Company. Revenue from Landstar Metro represented less than 1% of the Company’s transportation logistics segment revenue in the thirty-nine-week period ended September 26, 2020.

On May 6, 2020, Landstar System Holdings, Inc. formed a new subsidiary that was subsequently renamed Landstar Blue, LLC (“Landstar Blue”). Landstar Blue arranges truckload brokerage services while helping the Company to develop and test digital technologies and processes for the benefit of all Landstar independent commission sales agents. The results of operations from Landstar Blue are presented as part of the Company’s transportations logistics segment. The Company expects that Landstar Blue will not have a material effect on its revenues and earnings for the remainder of fiscal year 2020. Revenue from Landstar Blue represented less than 1% of the Company’s transportation logistics segment revenue in the thirty-nine-week period ended September 26, 2020.
The insurance segment is comprised of Signature Insurance Company, a wholly owned offshore insurance subsidiary (“Signature”), and Risk Management Claim Services, Inc. The insurance segment provides risk and claims management services to certain of Landstar’s operating subsidiaries. In addition, it reinsures certain risks of the Company’s BCO Independent Contractors and provides certain property and casualty insurance directly to certain of Landstar’s operating subsidiaries. Revenue at the insurance segment represents reinsurance premiums from third party insurance companies that provide insurance programs to BCO Independent Contractors where all or a portion of the risk is ultimately borne by Signature. Revenue at the insurance segment represented approximately 1% of the Company’s consolidated revenue for the thirty-nine-week period ended September 26, 2020.
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

	Thirty Nine Weeks Ended		Thirteen Weeks Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Revenue generated through (in thousands):
Truck transportation
Truckload:
Van equipment	$1,694,916	$1,799,421	$666,582	$575,042
Unsided/platform equipment	848,187	980,615	314,471	331,787
Less-than-truckload	70,984	73,475	25,125	25,367

Total truck transportation	2,614,087	2,853,511	1,006,178	932,196
Rail intermodal	81,747	87,555	30,432	28,970
Ocean and air cargo carriers	89,002	89,258	31,752	30,365
Other (1)	51,790	59,374	17,184	20,127

	$2,836,626	$3,089,698	$1,085,546	$1,011,658

Revenue on loads hauled via BCO Independent Contractors included in total truck transportation	$1,312,003	$1,390,135	$502,224	$466,207
Number of loads:
Truck transportation
Truckload:
Van equipment	946,117	1,014,572	345,598	327,671
Unsided/platform equipment	356,670	391,112	125,548	130,192
Less-than-truckload	119,533	115,616	41,454	41,067

Total truck transportation	1,422,320	1,521,300	512,600	498,930
Rail intermodal	33,410	35,370	11,900	11,490
Ocean and air cargo carriers	22,720	22,150	8,290	7,340

	1,478,450	1,578,820	532,790	517,760

Loads hauled via BCO Independent Contractors included in total truck transportation	693,860	722,870	250,030	239,210
Revenue per load:
Truck transportation
Truckload:
Van equipment	$1,791	$1,774	$1,929	$1,755
Unsided/platform equipment	2,378	2,507	2,505	2,548
Less-than-truckload	594	636	606	618
Total truck transportation	1,838	1,876	1,963	1,868
Rail intermodal	2,447	2,475	2,557	2,521
Ocean and air cargo carriers	3,917	4,030	3,830	4,137
Revenue per load on loads hauled via BCO Independent Contractors	$1,891	$1,923	$2,009	$1,949
Revenue by capacity type (as a % of total revenue):
Truck capacity providers:
BCO Independent Contractors	46%	45%	46%	46%
Truck Brokerage Carriers	46%	47%	46%	46%
Rail intermodal	3%	3%	3%	3%
Ocean and air cargo carriers	3%	3%	3%	3%
Other	2%	2%	2%	2%

(1)	Includes primarily reinsurance premium revenue generated by the insurance segment and intra-Mexico transportation services revenue generated by Landstar Metro.

Also critical to the Company’s success is its ability to secure capacity, particularly truck capacity, at rates that allow the Company to profitably transport customers’ freight. The following table summarizes the number of available truck capacity providers on the dates indicated:

	September 26, 2020	September 28, 2019

BCO Independent Contractors	9,866	9,738
Truck Brokerage Carriers:
Approved and active (1)	41,246	39,963
Other approved	22,181	16,984

	63,427	56,947

Total available truck capacity providers	73,293	66,685

Trucks provided by BCO Independent Contractors	10,571	10,441

(1)	Active refers to Truck Brokerage Carriers who moved at least one load in the 180 days immediately preceding the fiscal quarter end.
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
In general, gross profit margin on revenue generated by BCO Independent Contractors represents a fixed percentage of revenue due to the nature of the contracts that pay a fixed percentage of revenue to both the BCO Independent Contractors and independent commission sales agents. For revenue generated by Truck Brokerage Carriers, gross profit margin is either fixed or variable as a percent of revenue, depending on the contract with each individual independent commission sales agent. Under certain contracts with independent commission sales agents, the Company retains a fixed percentage of revenue and the agent retains the amount remaining less the cost of purchased transportation (the “retention contracts”). Gross profit margin on revenue generated from shipments hauled by railroads, air cargo carriers, ocean cargo carriers and Truck Brokerage Carriers, other than those under retention contracts, is variable in nature as the

Company’s contracts with independent commission sales agents provide commissions to agents at a contractually agreed upon percentage of net revenue for these types of shipments. Approximately 52% of the Company’s consolidated revenue in the thirty-nine-week period ended September 26, 2020 was generated under contracts that have a fixed gross profit margin while 48% was under contracts that have a variable gross profit margin.
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
Effective May 1, 2019, the Company entered into a new three year commercial auto liability insurance arrangement for losses incurred between $5,000,000 and $10,000,000 (the “Initial Excess Policy”) with a third party insurance company. For commercial trucking claims incurred on or after May 1, 2019 through April 30, 2022, the Initial Excess Policy provides for a limit for a single loss of $5,000,000, with an aggregate limit of $15,000,000 for each policy year, an aggregate limit of $20,000,000 for the thirty-six
month term ended April 30, 2022, and options to increase such aggregate limits for pre-established
amounts of additional premium. If aggregate losses under the Initial Excess Policy exceed either the annual aggregate limit or the aggregate limit for the three year period ending April 30, 2022, and the Company did not elect to increase such aggregate limits for a pre-established
amount of additional premium, Landstar would retain liability of up to $10,000,000 per occurrence, inclusive of its $5,000,000 self-insured retention for commercial trucking claims during the remainder of the applicable policy year(s). Moreover, in the event paid aggregate losses under the Initial Excess Policy during the three year period ending April 30, 2022 exceed a pre-determined
threshold amount, the Initial Excess Policy would require the Company to pay additional premium up to a maximum amount of $3,500,000. As a result of the Company’s aggregate loss experience since it entered into the Initial Excess Policy, the Company believes it is probable it will be required to pay additional premium under the Initial Excess Policy, which amount of additional premium was provided for in insurance and claims costs for the Company’s 2020 fiscal first quarter.
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
During the thirty-nine-week period ended September 26, 2020, employee compensation and benefits accounted for approximately sixty-six
percent of the Company’s selling, general and administrative costs.

Depreciation and amortization primarily relate to depreciation of trailing equipment and information technology hardware and software.
The following table sets forth the percentage relationship of purchased transportation and commissions to agents, both being direct costs, to revenue and indirect costs as a percentage of gross profit for the periods indicated:

	Thirty Nine Weeks Ended		Thirteen Weeks Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019

Revenue	100.0%	100.0%	100.0%	100.0%

Purchased transportation	77.0	76.6	77.3	76.6
Commissions to agents	8.3	8.3	7.9	8.4

Gross profit margin	14.7%	15.1%	14.8%	15.1%

Gross profit	100.0%	100.0%	100.0%	100.0%
Investment income	0.7	0.8	0.4	0.9
Indirect costs and expenses:
Other operating costs, net of gains/losses on asset sales/dispositions	5.5	6.1	4.6	6.8
Insurance and claims	16.0	11.9	13.6	15.7
Selling, general and administrative	29.9	25.9	24.1	25.0
Depreciation and amortization	8.2	7.1	7.0	7.0
Impairment of intangible and other assets	0.6	—	—	—

Total costs and expenses	60.2	51.0	49.3	54.6

Operating margin	40.4%	49.8%	51.2%	46.3%

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

THIRTY NINE WEEKS ENDED SEPTEMBER 26, 2020 COMPARED TO THIRTY NINE WEEKS ENDED SEPTEMBER 28, 2019
Revenue for the 2020 thirty-nine-week period was $2,836,626,000, a decrease of $253,072,000, or 8%, compared to the 2019 thirty-nine-week period. Transportation revenue decreased $252,273,000, or 8%. The decrease in transportation revenue was attributable to a decreased number of loads hauled of approximately 6% and decreased revenue per load of approximately 2% compared to the 2019 thirty-nine-week period. Reinsurance premiums were $41,570,000 and $42,369,000 for the 2020 and 2019 thirty-nine-week periods, respectively. The decrease in revenue from reinsurance premiums was primarily attributable to the decrease in the average number of trucks provided by BCO Independent Contractors in the 2020 thirty-nine-week period compared to the 2019 thirty-nine-week period.
Truck transportation revenue generated by BCO Independent Contractors and Truck Brokerage Carriers (together, the “third party truck capacity providers”) for the 2020 thirty-nine-week period was $2,614,087,000, representing 92% of total revenue, a decrease of $239,424,000, or 8%, compared to the 2019 thirty-nine-week period. The number of loads hauled by third party truck capacity providers decreased approximately 7% in the 2020 thirty-nine-week period compared to the 2019 thirty-nine-week period, and revenue per load on loads hauled by third party truck capacity providers decreased approximately 2% compared to the 2019 thirty-nine-week period. The decrease in the number of loads hauled via truck compared to the 2019 thirty-nine-week period was due to relative softness in the U.S. manufacturing sector in the 2020 period compared to the 2019 period and the unfavorable impact of the
COVID-19
pandemic on demand for the Company’s truck transportation services, which significantly accelerated during the last week of the Company’s first fiscal quarter. However, following the demand lows experienced by the Company in April and May 2020, demand for the Company’s truck transportation services sequentially increased throughout the remainder of the thirty-nine week period. This significant, rapid decrease in demand followed by a similarly significant yet more gradual sequential increase in demand was unprecedented in the history of the Company. During the 2020 thirty-nine week period as compared to the 2019 thirty-nine-week period, loads hauled via van equipment decreased 7% and loads hauled via unsided/platform equipment decreased 9%, while less-than-truckload volumes increased 3%. The decrease in revenue per load on loads hauled via truck was primarily due to less demand for unsided/platform and heavy specialized freight services during the 2020 thirty-nine-week period. While revenue per load on loads hauled via van equipment increased 1%, revenue per load on loads hauled via unsided/platform equipment decreased 5% and revenue per load on less-than-truckload loadings decreased 7% as compared to the 2019 thirty-nine-week period. Revenue per load on heavy specialized loadings, which is included as a component of unsided/platform loadings, decreased 10% as compared to the 2019 thirty-nine-week period. Fuel surcharges billed to customers on revenue generated by BCO Independent Contractors are excluded from revenue. Fuel surcharges on Truck Brokerage Carrier revenue identified separately in billings to customers and included as a component of Truck Brokerage Carrier revenue were $43,570,000 and $60,206,000 in the 2020 and 2019 thirty-nine-week periods, respectively. It should be noted that billings to many customers of the Company’s truck brokerage services include a single all-in
rate that does not separately identify fuel surcharges on loads hauled via Truck Brokerage Carriers. Accordingly, the overall impact of changes in fuel prices on revenue and revenue per load on loads hauled via truck is likely to be greater than that indicated.
Transportation revenue generated by rail intermodal, air cargo and ocean cargo carriers (collectively, the “multimode capacity providers”) for the 2020 thirty-nine-week period was $170,749,000, or 6% of total revenue, a decrease of $6,064,000, or 3%, compared to the 2019 thirty-nine-week period. The number of loads hauled by multimode capacity providers decreased approximately 2% in the 2020 thirty-nine-week period compared to the 2019 thirty-nine-week period, and revenue per load on revenue generated by multimode capacity providers decreased approximately 1% over the same period. The decrease in the number of loads hauled by multimode capacity providers was primarily due to a 6% decrease in rail intermodal loadings, mostly attributable to decreased loadings at four specific agencies, and a 4% decrease in ocean loadings, primarily due to decreased shipments originating in China for export to the United States. The decrease in revenue per load of 1% on loads hauled by multimode capacity providers was primarily attributable to decreased revenue per load on air shipments. Also, revenue per load on revenue generated by multimode capacity providers is influenced by many factors, including revenue mix among the various modes of transportation used, length of haul, complexity of freight, density of freight lanes, fuel costs and availability of capacity.
Purchased transportation was 77.0% and 76.6% of revenue in the 2020 and 2019 thirty-nine-week periods, respectively. The increase in purchased transportation as a percentage of revenue was primarily due to an increased rate of purchased transportation paid on BCO Independent Contractor revenue due to the impact of
COVID-19
pandemic relief incentive payments and an increased rate of purchased transportation paid on Truck Brokerage Carrier revenue. Under the pandemic relief program, for each load delivered by a BCO Independent Contractor with a confirmed delivery date from April 1, 2020 through May 30, 2020, the Company paid each of the BCO Independent Contractor who hauled the load and the independent commission sales agent who dispatched the load an extra $50. Commissions to agents were 8.3% of revenue in each of the 2020 and 2019 thirty-nine-week periods. Commissions to agents on BCO Independent Contractor revenue were higher during the 2020 thirty-nine-week period due to the impact of
COVID-19
pandemic relief incentive payments, whereas commissions to agents on Truck Brokerage Carrier revenue were lower as compared to the 2019 thirty-nine-week period due to the impact of a decreased net revenue margin on revenue generated by Truck Brokerage Carriers. The Company paid a total of $12,593,000 in
COVID-19
pandemic relief incentive payments during the 2020 thirty-nine week period.

Investment income was $2,716,000 and $3,736,000 in the 2020 and 2019 thirty-nine-week periods, respectively. The decrease in investment income was primarily attributable to lower average rates of return on investments in the 2020 thirty-nine-week period, partially offset by a higher average investment balance held by the insurance segment in the 2020 thirty-nine week period.
Other operating costs decreased $5,496,000 in the 2020 thirty-nine-week period compared to the 2019 thirty-nine-week period and represented 5.5% of gross profit in the 2020 period compared to 6.1% of gross profit in the 2019 period. The decrease in other operating costs compared to the prior year was primarily due to a decreased provision for contractor bad debt, the impact of the cancellation of an event for the Company’s BCO Independent Contractors due to the
COVID-19
pandemic, increased gains on the sales of used trailing equipment and decreased trailer rental costs. The decrease in other operating costs as a percentage of gross profit was caused by the decrease in other operating costs, partially offset by the effect of decreased gross profit.
Insurance and claims increased $11,315,000 in the 2020 thirty-nine-week period compared to the 2019 thirty-nine-week period and represented 16.0% of gross profit in the 2020 period compared to 11.9% of gross profit in the 2019 period. The increase in insurance and claims expense compared to the prior year was primarily due to a $5,000,000 charge for the Company’s self-insured retention with respect to a tragic vehicular accident involving a fatality, a $3,500,000 charge relating to anticipated additional premium the Company expects to pay under the Initial Excess Policy in connection with certain aggregated losses, increased insurance premiums incurred for commercial trucking liability coverage following the Company’s May 1, 2020 insurance renewal and increased severity of current year claims, partially offset by decreased net unfavorable development of prior years’ claims in the 2020 period. During the 2020 and 2019 thirty-nine-week periods, insurance and claims costs included $6,162,000 and $9,497,000 of net unfavorable adjustments to prior years’ claims estimates, respectively. The increase in insurance and claims as a percent of gross profit was caused by the increase in insurance and claims costs and the effect of decreased gross profit.
Selling, general and administrative costs increased $4,062,000 in the 2020 thirty-nine-week period compared to the 2019 thirty-nine-week period and represented 29.9% of gross profit in the 2020 period compared to 25.9% of gross profit in the 2019 period. The increase in selling, general and administrative costs compared to prior year was attributable to an increased provision for incentive compensation, increased information technology costs and an increased provision for customer bad debt, partially offset by decreased agent convention costs, decreased stock-based compensation expense and decreased travel and entertainment costs related to the impact of the
COVID-19
pandemic. Included in selling, general and administrative costs was incentive compensation expense of $6,190,000 and $1,588,000 for the 2020 and 2019 thirty-nine-week periods, respectively, and stock-based compensation expense of $2,691,000 and $4,470,000 for the 2020 and 2019 thirty-nine-week periods, respectively. The increase in selling, general and administrative costs as a percent of gross profit was due to the effect of decreased gross profit and the increase in selling, general and administrative costs.
Depreciation and amortization increased $1,167,000 in the 2020 thirty-nine-week period compared to the 2019 thirty-nine-week period and represented 8.2% of gross profit in the 2020 period compared to 7.1% of gross profit in the 2019 period. The increase in depreciation and amortization expenses was primarily due to increased depreciation on information technology assets, partially offset by a decrease in trailing equipment depreciation. The increase in depreciation and amortization as a percentage of gross profit was due to the effect of decreased gross profit and increased depreciation.
During the 2020 second fiscal quarter, the Company recorded a non-cash
impairment charge of $2,582,000 in respect of certain assets, primarily customer contract and related customer relationship intangible assets, acquired on September 20, 2017, along with substantially all of the other assets of the asset-light transportation logistics business of Fletes Avella, S.A. de C.V. (“Fletes Avella”). As previously disclosed in Item 1A. Risk Factors in the Company’s Form
10-Q
for the 2020 first quarter, negative macroeconomic trends in Mexico have caused significant disruptions in the Mexican economy. Accordingly, management performed impairment tests of the carrying values of certain assets that primarily relate to intra-Mexico business acquired as a part of the Fletes Avella acquisition. The impairment tests resulted in an impairment charge of $2,582,000, as the negative macroeconomic trends in Mexico have caused current financial projections relating to these intangible assets to be substantially below those originally anticipated at the acquisition date. There was no corresponding goodwill impairment charge recorded as the fair value of the Company’s Mexico and cross-border reporting unit continues to significantly exceed its carrying value as of September 26, 2020.
Interest and debt expense in the 2020 thirty-nine-week period increased $658,000 compared to the 2019 thirty-nine-week period. The increase in interest and debt expense was primarily attributable to decreased interest income earned on cash balances held by the transportation logistics segment.

The provisions for income taxes for the 2020 and 2019 thirty-nine-week periods were each based on an estimated annual effective income tax rate of 24.2%, adjusted for discrete events, such as benefits resulting from stock-based awards. The effective income tax rate for the 2020 thirty-nine-week period was 23.3%, which was higher than the statutory federal income tax rate of 21% primarily attributable to state taxes and the meals and entertainment exclusion, partially offset by excess tax benefits realized on stock-based awards and state tax refunds. The effective income tax rate for the 2019 thirty-nine-week period was 22.8%, which was higher than the statutory federal income tax rate of 21% primarily attributable to state taxes and the meals and entertainment exclusion, partially offset by excess tax benefits realized on stock-based awards. The effective income tax rate in the 2020 thirty-nine-week period of 23.3% was lower than the 24.2% estimated annual effective income tax rate primarily due to excess tax benefits recognized on stock-based compensation arrangements and state tax refunds in the 2020 thirty-nine-week period. The effective income tax rate in the 2019 thirty-nine-week period of 22.8% was lower than the 24.2% estimated annual effective income tax rate primarily due to excess tax benefits recognized on stock-based compensation arrangements in the 2019 thirty-nine-week period.
The net loss attributable to noncontrolling interest of $17,000 in the 2019 thirty-nine-week period represents the former noncontrolling investors’ share of the net loss incurred by Landstar Metro and Landstar Servicios.
Net income was $127,035,000, or $3.28 per common share ($3.28 per diluted share), in the 2020 thirty-nine-week period. Net income attributable to the Company was $177,672,000, or $4.45 per common share ($4.45 per diluted share), in the 2019 thirty-nine-week period. Net income was unfavorably impacted by approximately $12,593,000, or $0.25 per common share ($0.25 per diluted share), during the 2020 thirty-nine-week period, related to the impact of the
COVID-19
pandemic relief incentive payments.
THIRTEEN WEEKS ENDED SEPTEMBER 26, 2020 COMPARED TO THIRTEEN WEEKS ENDED SEPTEMBER 28, 2019
Revenue for the 2020 thirteen-week period was $1,085,546,000, an increase of $73,888,000, or 7%, compared to the 2019 thirteen-week period. Transportation revenue increased $73,822,000, or 7%. The increase in transportation revenue was attributable to increased revenue per load of approximately 5% and an increased number of loads hauled of approximately 3% compared to the 2019 thirteen-week period. Reinsurance premiums were $14,172,000 and $14,106,000 for the 2020 and 2019 thirteen-week periods, respectively.
Truck transportation revenue generated by third party truck capacity providers for the 2020 thirteen-week period was $1,006,178,000, representing 93% of total revenue, an increase of $73,982,000, or 8%, compared to the 2019 thirteen-week period. Revenue per load on loads hauled by third party truck capacity providers increased approximately 5% in the 2020 thirteen-week period compared to the 2019 thirteen-week period, and the number of loads hauled by third party truck capacity providers increased approximately 3% compared to the 2019 thirteen-week period. The increase in revenue per load on loads hauled via truck was primarily due to a comparatively tighter truck capacity environment during the 2020 thirteen-week period compared to the 2019 thirteen-week period, as the domestic economy began to re-open
and recover from the actions taken earlier this year by governmental authorities and businesses to reduce the spread of
COVID-19.
During the 2020 thirteen-week period, truck capacity throughout the United States gradually tightened on a sequential basis throughout the quarter, particularly with respect to the dry van spot market. Revenue per load on loads hauled via van equipment increased 10%, while revenue per load on loads hauled via unsided/platform equipment decreased 2% and revenue per load on less-than-truckload loadings decreased 2% as compared to the 2019 thirteen-week period. The increase in the number of loads hauled via truck compared to the 2019 thirteen-week period was due to increased demand for the Company’s truck transportation services, particularly those services provided via van equipment, as we moved through the third fiscal quarter. Loads hauled via van equipment increased 5%, and loads hauled via less-than-truckload increased 1%, while unsided/platform equipment volumes decreased 4% as compared to the 2019 thirteen-week period. The number of loads hauled via truck decreased 1%, increased 2% and increased 7% during fiscal July, August and September, respectively, as compared to the corresponding periods in 2019. Fuel surcharges billed to customers on revenue generated by BCO Independent Contractors are excluded from revenue. Fuel surcharges on Truck Brokerage Carrier revenue identified separately in billings to customers and included as a component of Truck Brokerage Carrier revenue were $14,268,000 and $18,885,000 in the 2020 and 2019 thirteen-week periods, respectively.
Transportation revenue generated by multimode capacity providers for the 2020 thirteen-week period was $62,184,000, or 6% of total revenue, an increase of $2,849,000, or 5%, compared to the 2019 thirteen-week period. The number of loads hauled by multimode capacity providers increased approximately 7% in the 2020 thirteen-week period compared to the 2019 thirteen-week period, while revenue per load on revenue generated by multimode capacity providers decreased approximately 2% over the same period. The increase in the number of loads hauled by multimode capacity providers was primarily due to a 34% increase in air loadings, almost entirely attributable to increased loadings at one specific customer. The decrease in revenue per load of 2% on loads hauled by multimode capacity providers was primarily attributable to decreased revenue per load on air cargo shipments and a decrease in ocean loads as a percentage of loads hauled by multimode capacity providers, as ocean loads typically generate a higher revenue per load compared to loads hauled by rail or air cargo carriers. Also, revenue per load on revenue generated by multimode capacity providers is influenced by many factors, including revenue mix among the various modes of transportation used, length of haul, complexity of freight, density of freight lanes, fuel costs and availability of capacity.
Purchased transportation was 77.3% and 76.6% of revenue in the 2020 and 2019 thirteen-week periods, respectively. The increase in purchased transportation as a percentage of revenue was primarily due to an increased rate of purchased transportation on revenue generated by Truck Brokerage Carriers. Commissions to agents were 7.9% and 8.4% of revenue in the 2020 and 2019 thirteen-week periods, respectively. The decrease in commissions to agents as a percentage of revenue was primarily attributable to a decreased net revenue margin on revenue generated by Truck Brokerage Carriers.
Investment income was $714,000 and $1,315,000 in the 2020 and 2019 thirteen-week periods, respectively. The decrease in investment income was primarily attributable to lower average rates of return on investments in the 2020 thirteen-week period and a lower average investment balance held by the insurance segment in the 2020 thirteen-week period.
Other operating costs decreased $3,070,000 in the 2020 thirteen-week period compared to the 2019 thirteen-week period and represented 4.6% of gross profit in the 2020 period compared to 6.8% of gross profit in the 2019 period. The decrease in other operating costs compared to the prior year was primarily due to a decreased provision for contractor bad debt, the impact of the cancellation of an event for the Company’s BCO Independent Contractors due to the
COVID-19
pandemic and increased gains on the sales of used trailing equipment. The decrease in other operating costs as a percentage of gross profit was caused by the decrease in other operating costs and the effect of increased gross profit.
Insurance and claims decreased $2,114,000 in the 2020 thirteen-week period compared to the 2019 thirteen-week period and represented 13.6% of gross profit in the 2020 period compared to 15.7% of gross profit in the 2019 period. The decrease in insurance and claims expense compared to the prior year was primarily due to decreased net unfavorable development of prior years’ claims and decreased severity of current year claims in the 2020 period, partially offset by increased insurance premiums incurred for commercial trucking liability coverage following the Company’s May 1, 2020 insurance renewal. During the 2020 and 2019 thirteen-week periods, insurance and claims costs included $1,123,000 and $6,597,000 of net unfavorable adjustments to prior years’ claims estimates, respectively. The decrease in insurance and claims as a percent of gross profit was caused by the decrease in insurance and claims costs and the effect of increased gross profit.
Selling, general and administrative costs increased $699,000 in the 2020 thirteen-week period compared to the 2019 thirteen-week period and represented 24.1% of gross profit in the 2020 period compared to 25.0% of gross profit in the 2019 period. The increase in selling, general and administrative costs compared to prior year was attributable to an increased provision for incentive compensation, increased information technology costs and increased stock-based compensation expense, partially offset by a decreased provision for customer bad debt and decreased travel and entertainment costs related to the impact of the
COVID-19
pandemic. Included in selling, general and administrative costs was incentive compensation expense/(benefit) of $2,133,000 and ($323,000) for the 2020 and 2019 thirteen-week periods, respectively, and stock-based compensation expense of $1,490,000 and $1,102,000 for the 2020 and 2019 thirteen-week periods, respectively. The decrease in selling, general and administrative costs as a percent of gross profit was due to the effect of increased gross profit, partially offset by the increase in selling, general and administrative costs.
Depreciation and amortization increased $545,000 in the 2020 thirteen-week period compared to the 2019 thirteen-week period and represented 7.0% of gross profit in each of the 2020 and 2019 periods. The increase in depreciation and amortization expenses was primarily due to increased depreciation on information technology assets, partially offset by a decrease in trailing equipment depreciation.
Interest and debt expense in the 2020 thirteen-week period increased $244,000 compared to the 2019 thirteen-week period. The increase in interest and debt expense was primarily attributable to decreased interest income earned on cash balances held by the transportation logistics segment.
The provisions for income taxes for the 2020 and 2019 thirteen-week periods were each based on an estimated annual effective income tax rate of 24.2%, adjusted for discrete events, such as benefits resulting from stock-based awards. The effective income tax rate for the 2020 thirteen-week period was 23.9%, which was higher than the statutory federal income tax rate of 21% primarily attributable to state taxes and the meals and entertainment exclusion, partially offset by excess tax benefits realized on stock-based awards. The effective income tax rate for the 2019 thirteen-week period was 23.8%, which was higher than the statutory federal income tax rate of 21% primarily attributable to state taxes and the meals and entertainment exclusion, partially offset by excess tax benefits realized on stock-based awards. The effective income tax rate in the 2020 thirteen-week period of 23.9% was lower than the 24.2% estimated annual effective income tax rate primarily due to excess tax benefits recognized on stock-based compensation arrangements in the 2020 thirteen-week period. The effective income tax rate in the 2019 thirteen-week period of 23.8% was lower than the 24.2% estimated annual effective income tax rate primarily due to excess tax benefits recognized on stock-based compensation arrangements in the 2019 thirteen-week period.
Net income was $61,886,000, or $1.61 per common share ($1.61 per diluted share), in the 2020 thirteen-week period. Net income attributable to the Company was $53,255,000 or $1.35 per common share ($1.35 per diluted share), in the 2019 thirteen-week period.
CAPITAL RESOURCES AND LIQUIDITY
Working capital and the ratio of current assets to current liabilities were $420,519,000 and 1.8 to 1, respectively, at September 26, 2020, compared with $444,984,000 and 1.8 to 1, respectively, at December 28, 2019. Landstar has historically operated with current ratios within the range of 1.5 to 1 to 2.0 to 1. Cash provided by operating activities was $185,548,000 in the 2020 thirty-nine-week period compared with $260,714,000 in the 2019 thirty-nine-week period. The decrease in cash flow provided by operating activities was primarily attributable to the timing of collections of receivables and decreased net income, partially offset by the timing of payments of accounts payable.
The Company declared and paid $0.58 per share, or $22,495,000 in the aggregate, in cash dividends during the thirty-nine-week period ended September 26, 2020 and, during such period, also paid $78,947,000 of dividends payable which were declared during fiscal year 2019 and included in current liabilities in the consolidated balance sheet at December 28, 2019. The Company declared and paid $0.515 per share, or $20,589,000 in the aggregate, in cash dividends during the thirty-nine-week period ended September 28, 2019. During the thirty-nine-week period ended September 26, 2020, the Company purchased 1,178,970 shares of its common stock at a total cost of $115,962,000. During the thirty-nine-week period ended September 28, 2019, the Company purchased 849,068 shares of its common stock at a total cost of $88,578,000. As of September 26, 2020, the Company may purchase in the aggregate up to 1,821,030 shares of its common stock under its authorized stock purchase program. Long-term debt, including current maturities, was $87,293,000 at September 26, 2020, $25,551,000 lower than at December 28, 2019.
Shareholders’ equity was $705,634,000, or 89% of total capitalization (defined as long-term debt including current maturities plus equity), at September 26, 2020, compared to $721,469,000, or 86% of total capitalization, at December 28, 2019. The decrease in equity was primarily the result of purchases of shares of the Company’s common stock and dividends declared by the Company in the 2020 thirty-nine-week period, partially offset by net income.
On June 2, 2016, Landstar entered into a credit agreement with a syndicate of banks and JPMorgan Chase Bank, N.A., as administrative agent, which was amended and restated on August 18, 2020 to extend the maturity date to August 2023 and amend certain other terms (as so amended and restated, the “Credit Agreement”). The Credit Agreement provides $250,000,000 of borrowing capacity in the form of a revolving credit facility, $35,000,000 of which may be utilized in the form of letters of credit. The Credit Agreement includes an “accordion” feature providing for a possible increase up to an aggregate borrowing capacity of $400,000,000.
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
At September 26, 2020, the Company had no borrowings outstanding and $33,618,000 of letters of credit outstanding under the Credit Agreement. At September 26, 2020, there was $216,382,000 available for future borrowings under the Credit Agreement. In addition, the Company has $59,434,000 in letters of credit outstanding as collateral for insurance claims that are secured by investments totaling

$66,037,000 at September 26, 2020. Investments, all of which are carried at fair value, include primarily investment-grade bonds and U.S. Treasury obligations having maturities of up to five years. Fair value of investments is based primarily on quoted market prices. See “Notes to Consolidated Financial Statements” included herein for further discussion on measurement of fair value of investments.
Historically, the Company has generated sufficient operating cash flow to meet its debt service requirements, fund continued growth, both organic and through acquisitions, complete or execute share purchases of its common stock under authorized share purchase programs, pay dividends and meet working capital needs. As an asset-light provider of integrated transportation management solutions, the Company’s annual capital requirements for operating property are generally for trailing equipment and information technology hardware and software. In addition, a significant portion of the trailing equipment used by the Company is provided by third party capacity providers, thereby reducing the Company’s capital requirements. During the 2020 thirty-nine-week period, the Company purchased $25,426,000 of operating property. In addition, during the 2020 thirty-nine-week period Landstar acquired $1,068,000 of operating property for which the Company accrued a corresponding liability in accounts payable as of September 26, 2020. In addition, on June 15, 2020, Landstar Blue completed the acquisition of an independent agent of the Company. Cash consideration paid for the acquisition was approximately $2,766,000. Landstar anticipates acquiring either by purchase or lease financing during the remainder of fiscal year 2020 approximately $44,000,000 in operating property, consisting primarily of new trailing equipment to replace older trailing equipment and information technology equipment.
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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Landstar provides for the estimated costs of self-insured claims primarily on an actuarial basis. The amount recorded for the estimated liability for claims incurred is based upon the facts and circumstances known on the applicable balance sheet date. The ultimate resolution of these claims may be for an amount greater or less than the amount estimated by management. The Company continually revises its existing claim estimates as new or revised information becomes available on the status of each claim. Historically, the Company has experienced both favorable and unfavorable development of prior years’ claims estimates. During the 2020 and 2019 thirty-nine-week periods, insurance and claims costs included $6,162,000 and $9,497,000 of net unfavorable adjustments to prior years’ claims estimates, respectively. It is reasonably likely that the ultimate outcome of settling all outstanding claims will be more or less than the estimated claims liability at September 26, 2020.
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
On June 2, 2016, Landstar entered into a credit agreement with a syndicate of banks and JPMorgan Chase Bank, N.A., as administrative agent, which was amended and restated on August 18, 2020 to extend the maturity date to August 2023 and amend certain other terms. The Credit Agreement provides $250,000,000 of borrowing capacity in the form of a revolving credit facility, $35,000,000 of which may be utilized in the form of letters of credit. The Credit Agreement includes an “accordion” feature providing for a possible increase up to an aggregate borrowing capacity of $400,000,000.
The revolving credit loans under the Credit Agreement, at the option of Landstar, bear interest at (i) the Eurocurrency rate plus an applicable margin ranging from 1.25% to 2.00%, or (ii) an alternate base rate plus an applicable margin ranging from 0.25% to 1.00%, in each case with the applicable margin determined based upon the Company’s Leverage Ratio, as defined in the Credit Agreement, at the end of the most recent applicable fiscal quarter for which financial statements have been delivered. The revolving credit facility bears a commitment fee, payable in arrears, of 0.25% to 0.35%, based on the Company’s Leverage Ratio at the end of the most recent applicable fiscal quarter for which financial statements have been delivered. As of September 26, 2020 and during the entire 2020 third quarter, the Company had no borrowings outstanding under the Credit Agreement.
Long-term investments, all of which are
available-for-sale
and are carried at fair value, include primarily investment-grade bonds and U.S. Treasury obligations having maturities of up to five years. Assuming that the long-term portion of investments remains at $82,734,000, the balance at September 26, 2020, a hypothetical increase or decrease in interest rates of 100 basis points would not have a material impact on future earnings on an annualized basis. Short-term investments consist of short-term investment-grade instruments and the current maturities of investment-grade corporate bonds and U.S. Treasury obligations. Accordingly, any future interest rate risk on these short-term investments would not be material to the Company’s operating results.
Assets and liabilities of the Company’s Canadian and Mexican operations are translated from their functional currency to U.S. dollars using exchange rates in effect at the balance sheet date and revenue and expense accounts are translated at average monthly exchange rates during the period. Adjustments resulting from the translation process are included in accumulated other comprehensive income. Transactional gains and losses arising from receivable and payable balances, including intercompany balances, in the normal course of business that are denominated in a currency other than the functional currency of the operation are recorded in the statements of income when they occur. The assets held at the Company’s Canadian and Mexican subsidiaries at September 26, 2020 were collectively, as translated to U.S. dollars, approximately 3% of total consolidated assets. Accordingly, translation gains or losses of 25% or less related to the Canadian and Mexican operations would not be material.
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
promulgated under the Securities Exchange Act of 1934, as amended). Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of September 26, 2020 to provide reasonable assurance that information required to be disclosed by the Company in reports that it filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.
There were no significant changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended September 26, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
COVID-19
was first identified in Wuhan, China in December 2019. The
COVID-19
outbreak was subsequently declared a pandemic by the World Health Organization on March 11, 2020. The
COVID-19
pandemic has caused significant disruptions in the global economy, which significantly intensified in the United States in late March and continued into the summer months. The situation with respect to the
COVID-19
pandemic continues to evolve and its effects, both short and long-term, remain unknown. Economic disruptions and other effects on the global or domestic economies caused by the
COVID-19
pandemic could have a material adverse impact on the demand for our services and our ability to obtain financing on favorable terms or at all.
In connection with the impact of the
COVID-19
pandemic, the Company experienced a significant decline in truckload volumes during the second quarter of 2020 compared to the corresponding period of 2019 followed by a similarly significant yet more gradual sequential increase in demand during the third quarter of 2020. This significant, rapid decrease in demand followed by the similarly significant yet more gradual increase was unprecedented in the history of the Company. The extent to which the
COVID-19
pandemic impacts the Company’s results in future quarters will depend on future developments that are highly uncertain and cannot be predicted, including the duration of the pandemic, the actions taken by federal, state and local governments in response to the pandemic and the length of time necessary for the economy to transition back to more normal operating conditions. These and other factors could have a material adverse impact on our business, financial position, results of operations and cash flows.
Moreover, the
COVID-19
virus continues to spread in areas where we provide services. The Landstar network includes over 1,200 independent agent locations throughout North America where such independent agents provide shipment coordination and dispatch services, freight tracking, trailer management and numerous other operational functions. Similarly, the Landstar network includes tens of thousands of truck capacity providers who operate throughout North America without any Landstar truck terminals. Management believes the decentralized nature of our model should insulate Landstar’s freight operations in an environment where social distancing can disrupt centralized business structures. A significant disruption to our independent agent network and/or a significant decrease in available truck capacity providers due to illness or government restrictions related to the
COVID-19
pandemic could have a material adverse effect on our ability to source capacity to service our customers and could have a significant impact on Landstar, including our results of operations, revenue and cash flows.
In addition, the
COVID-19
pandemic has caused significant disruptions in the Mexican economy. During the Company’s 2020 fiscal year, the value of the Mexican peso to the U.S. dollar significantly depreciated and may continue to depreciate further. No assurances can be given regarding the potential impact of the
COVID-19
pandemic and other factors on the Mexican economy and the value of the Mexican peso relative to the U.S. dollar and could have a significant adverse impact on the financial condition and results of operations of our Mexican subsidiaries.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Company
The Company did not purchase any shares of its common stock during the period from June 28, 2020 to September 26, 2020, the Company’s third fiscal quarter.
On December 9, 2019, the Landstar System, Inc. Board of Directors authorized the Company to purchase up to 1,849,068 shares of the Company’s common stock from time to time in the open market and in privately negotiated transactions. As of September 26, 2020, the Company had authorization to purchase in the aggregate up to 1,821,030 shares of its common stock under this program. No specific expiration date has been assigned to the December 9, 2019 authorization.
Dividends
On June 2, 2016, Landstar entered into a credit agreement with a syndicate of banks and JPMorgan Chase Bank, N.A., as administrative agent (the “Credit Agreement”). On August 18, 2020, Landstar amended and restated the Credit Agreement to extend the maturity date to August 2023 and amend certain other terms. The Credit Agreement provides for a restriction on cash dividends and other distributions to stockholders on the Company’s capital stock in the event there is a default under the Credit Agreement. In addition, the Credit Agreement, under certain circumstances, limits the amount of such cash dividends and other distributions to stockholders to the extent that, after giving effect to any payment made to effect such cash dividend or other distribution, the Leverage Ratio, as defined in the Credit Agreement, would exceed 2.5 to 1 on a pro forma basis as of the end of the Company’s most recently completed fiscal quarter.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.
Item 6. Exhibits
The exhibits listed on the Exhibit Index are furnished as part of this quarterly report on Form
10-Q.

EXHIBIT INDEX
Registrant’s Commission File No.:
0-21238

Exhibit No.	Description

(10)	Material Contracts.

10.1+	Amended and Restated Credit Agreement, dated as of August 18, 2020, among Landstar System Holdings, Inc., the Company, the lenders named therein, and JPMorgan Chase Bank, N.A. as Administrative Agent (including exhibits and schedules thereto). (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on August 24, 2020 (Commission File No. 0-21238))

(31)	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.1*	Chief Executive Officer certification, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Chief Financial Officer certification, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.1**	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

+	Management contract or compensatory plan or arrangement
*	Filed herewith
**	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LANDSTAR SYSTEM, INC.

Date: October 30, 2020	/s/ James B. Gattoni
James B. Gattoni
President and
Chief Executive Officer

Date: October 30, 2020	/s/ L. Kevin Stout
L. Kevin Stout
Vice President and Chief
Financial Officer