Form 10-K
period 2020-12-26
LANDSTAR SYSTEM INC
filed 2021-02-23
CIK 853816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form
10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 26, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.   ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Act).     Yes  ☐    No  ☒
The aggregate market value of the voting stock held by
non-affiliates
of the registrant was $4,086,370,000 (based on the per share closing price on June 27, 2020, the last business day of the Company’s second fiscal quarter, as reported on the NASDAQ Global Select Market). In making this calculation, the registrant has assumed, without admitting for any purpose, that all directors and executive officers of the registrant, and no other persons, are affiliates.
The number of shares of the registrant’s common stock, par value $0.01 per share (the “Common Stock”), outstanding as of the close of business on January 22, 2021 was 38,386,768.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the following document are incorporated by reference in this Form
10-K
as indicated herein:

Document	Part of 10-K Into Which Incorporated
Proxy Statement relating to Landstar System, Inc.’s Annual Meeting of Stockholders scheduled to be held on May 12, 2021
Part III

LANDSTAR SYSTEM, INC.
2020 ANNUAL REPORT ON FORM
10-K

PART I
Item 1.
Business
Introduction
Landstar System, Inc. was incorporated in January 1991 under the laws of the State of Delaware and has been a publicly held company since its initial public offering in March 1993. The principal executive offices of Landstar System, Inc. (collectively with its subsidiaries and other affiliated companies referred to herein as “Landstar” or the “Company,” unless the context otherwise requires) is located at 13410 Sutton Park Drive South, Jacksonville, Florida 32224 and its telephone number is (904)
398-9400.
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
Description of Business
Landstar is a worldwide asset-light provider of integrated transportation management solutions. The Company offers services to its customers across multiple transportation modes, with the ability to arrange for individual shipments of freight to comprehensive third party logistics solutions to meet all of a customer’s transportation needs. Landstar provides services principally throughout the United States and to a lesser extent in Canada and Mexico, and between the United States and Canada, Mexico and other countries around the world. The Company’s services emphasize safety, information coordination and customer service and are delivered through a network of over 1,100 independent commission sales agents and approximately 79,000 third party capacity providers, primarily truck capacity providers, linked together by a series of digital technologies which are provided and coordinated by the Company. The nature of the Company’s business is such that a significant portion of its operating costs varies directly with revenue.
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
Transportation Logistics Segment
The transportation logistics segment provides a wide range of integrated transportation management solutions. Transportation services are provided by Landstar’s “Operating Subsidiaries”: Landstar Ranger, Inc., Landstar Inway, Inc., Landstar Ligon, Inc., Landstar Gemini, Inc., Landstar Transportation Logistics, Inc., Landstar Global Logistics, Inc., Landstar Express America, Inc., Landstar Canada, Inc., and as further described below under “
Truck Services
”, Landstar Metro, Landstar Servicios and Landstar Blue. Transportation services offered by the Company include truckload and less-than-truckload transportation, rail intermodal, air cargo, ocean cargo, expedited ground and air delivery of time-critical freight, heavy-haul/specialized, U.S.-Canada and U.S.-Mexico cross-border, intra-Mexico, intra-Canada, project cargo and customs brokerage. Examples of the industries serviced by the transportation logistics segment include automotive parts and assemblies, consumer durables, building products, metals, chemicals, foodstuffs, heavy machinery, retail, electronics and military equipment. In addition, the transportation logistics segment provides transportation services to other transportation companies, including third party logistics, small package and less-than-truckload service providers. Each of the independent commission sales agents has the opportunity to market all of the services provided by the transportation logistics segment. Billings for freight transportation services are typically charged to customers on a per shipment basis for the physical transportation of freight and are referred to as transportation revenue. See “Notes to Consolidated Financial Statements” for the amount of revenue from external customers, measure of profit and total assets attributable to the transportation logistics segment for the last three fiscal years.

Truck Services
. The transportation logistics segment’s truck transportation services include a full array of truckload transportation for a wide range of commodities and, to a lesser degree, less-than-truckload transportation services. A significant portion of the Company’s truckload services is priced in the spot market and delivered over irregular or non-repetitive
routes, while approximately 32% of the Company’s fiscal year 2020 truck transportation revenue was generated by BCO Independent Contractors utilizing Landstar provided trailing equipment, which frequently is used on more routine, regular routes. The Company utilizes a broad assortment of equipment, including dry and specialty vans of various sizes, unsided/platform trailers (including flatbeds, drop decks and specialty trailers) and temperature-controlled vans. Available truck transportation services also include short-to-long
haul movement of containers by truck and expedited ground and dedicated power-only truck capacity. During fiscal year 2020, revenue generated by BCO Independent Contractors and Truck Brokerage Carriers was 45% and 47%, respectively, of consolidated revenue. Also, during fiscal year 2020, truck transportation revenue generated via van equipment and unsided/platform trailing equipment was 66% and 32%, respectively, of truck transportation revenue and less-than-truckload revenue was 2% of truck transportation revenue. The Company’s truck services contributed 92% of consolidated revenue in fiscal years 2020 and 2019, respectively, and 93% of consolidated revenue in fiscal year 2018.
On May 6, 2020, the Company formed a new subsidiary that was subsequently renamed Landstar Blue. Landstar Blue arranges truckload brokerage services while helping the Company to develop and test digital technologies and processes for the benefit of all Landstar independent commission sales agents. On June 15, 2020, Landstar Blue completed the acquisition of an independent agent of the Company whose business focused on truckload brokerage services. The results of operations from Landstar Blue are presented as part of the Company’s transportations logistics segment. Revenue from Landstar Blue represented less than 1% of the Company’s transportation logistics segment revenue in fiscal year 2020.
Rail Intermodal Services.
The transportation logistics segment has contracts with Class 1 domestic and Canadian railroads, certain short-line railroads and most major asset-based intermodal equipment providers, including agreements with stacktrain operators and container and trailing equipment companies. In addition, the transportation logistics segment has contracts with a vast network of local trucking companies that handle pick-up
and delivery of rail freight. These contracts provide the transportation logistics segment the ability to transport freight via rail throughout the United States, Canada and Mexico. The transportation logistics segment’s rail intermodal service capabilities include trailer on flat car, container on flat car, box car and railcar. The transportation logistics segment’s rail intermodal services contributed 3% of consolidated revenue in each of fiscal years 2020, 2019 and 2018.
Air and Ocean Services.
The transportation logistics segment provides domestic and international air services and ocean services to its customers. The Company executes international air freight transportation as an International Air Transport Association (“IATA”) certified Indirect Air Carrier (“IAC”) and international ocean freight transportation as an Ocean Transportation Intermediary (“OTI”) licensed by the Federal Maritime Commission (“FMC”) as a non-vessel
operating common carrier (“NVOCC”) and ocean freight forwarder. Through its network of independent commission sales agents, relationships within a global network of foreign transportation intermediaries and contracts with a number of airlines and ocean lines, the transportation logistics segment provides efficient and cost effective door-to-door
transportation to most points in the world for a vast array of cargo types such as over-sized
break bulk, consolidations, full container loads, less-than container loads and refrigerated freight. The transportation logistics segment’s air and ocean services contributed 3% of consolidated revenue in each of fiscal years 2020, 2019 and 2018.
Insurance Segment
The insurance segment is comprised of Signature Insurance Company (“Signature”), a wholly owned offshore insurance subsidiary, and Risk Management Claim Services, Inc. (“RMCS”). The insurance segment provides risk and claims management services to certain of Landstar’s Operating Subsidiaries. In addition, it reinsures certain risks of the Company’s BCO Independent Contractors and provides certain property and casualty insurance directly to certain of Landstar’s Operating Subsidiaries. Revenue at the insurance segment represents reinsurance premiums from third party insurance companies that provide insurance programs to BCO Independent Contractors where all or a portion of the risk of loss is ultimately borne by Signature. Revenue at the insurance segment represented approximately 1% of the Company’s consolidated revenue in each of fiscal years 2020, 2019 and 2018. See “Notes to Consolidated Financial Statements” for the amount of revenue from external customers, measure of profit and total assets attributable to the insurance segment for the last three fiscal years.

Factors Significant to the Company’s Operations
Management believes the following factors are particularly significant to the Company’s operations:
Agent Network
The Company’s primary
day-to-day
contact with its customers is through its network of independent commission sales agents and, to a lesser extent, through employees of the Company. The typical Landstar independent commission sales agent maintains a relationship with a number of shippers and services these shippers utilizing the Company’s digital technologies and extensive network of third party capacity that provides various modes of transportation services to the Company. The Company provides assistance to the agents in developing additional relationships with shippers and enhancing agent and Company relationships with larger shippers through the Company’s field employees, located throughout the United States and Canada. The Operating Subsidiaries provide programs to support the agents’ operations and tools and data to assist agents in establishing pricing for freight hauled by the various modes of transportation available to the agents. It is important to note that the Operating Subsidiaries, and not the Company’s agents, contract directly with customers and generally assume the related credit risk and potential liability for freight losses or damages when the Company is providing transportation services as a motor carrier.
Management believes the Company has more independent commission sales agents than any other asset-light integrated transportation management solutions company in the United States. Landstar’s vast network of independent commission sales agent locations provides the Company regular contact with shippers at the local level and the capability to be highly responsive to shippers’ changing needs. The Company’s large network of available capacity provides independent commission sales agents with the resources needed to service both large and small shippers. Through its agent network, the Company offers smaller shippers a level of service comparable to that typically enjoyed only by larger customers. Examples include the ability to provide transportation services on short notice, multiple pick-up
and delivery points, automated information flow, access to specialized equipment, spotted van trailers and drop-and-hook
operations. While the majority of the agents in the Company’s network arrange truck transportation services for shippers, a number of the Company’s agents specialize in certain types of freight and transportation services (such as oversized or heavy loads and/or rail, air and international freight transportation). Each independent commission sales agent has the opportunity to market all of the services provided by the transportation logistics segment.
The independent commission sales agents use a variety of digital technologies provided by the Company to service the requirements of shippers. For truckload services, the Company’s independent commission sales agents primarily use Landstar proprietary software which enables agents to enter available freight, dispatch capacity and process most administrative procedures and then communicate that information to Landstar and its capacity providers via the internet. The Company’s web-based
available truck information system provides a listing of available truck capacity to the Company’s independent commission sales agents. The Company also offers independent commission sales agents a variety of proprietary pricing, operational and financial tools via web or mobile applications. For modes of transportation other than truckload, the independent commission sales agents utilize both proprietary and third party information technology applications provided by the Company.
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
The Company had 508 and 555 agents who each generated at least $1 million in Landstar revenue (the “Million Dollar Agents”) during fiscal years 2020 and 2019, respectively. Landstar revenue from the Million Dollar Agents in the aggregate represented 92% and 93% of consolidated revenue in 2020 and 2019, respectively. Management believes that the majority of the Million Dollar Agents choose to represent the Company exclusively.
Historically, the Company has experienced very few terminations of its Million Dollar Agents, whether such terminations are initiated by the agent or the Company. Annual terminations of Million Dollar Agents have typically been less than 3% of the total number of Million Dollar Agents. In fiscal year 2020, the change in the number of Million Dollar Agents was entirely attributable to agents generating under $5 million of Landstar revenue per year, as the Company experienced no change in fiscal year 2020 compared to fiscal year 2019 in the number of independent sales agents generating $5 million or more of Landstar revenue.

During fiscal year 2020, the
COVID-19
pandemic impacted the number of agents generating under $5 million of Landstar revenue both with respect to existing agents, some of whom had difficulty operating their small businesses during the pandemic due to personal issues, staffing issues and/or customer issues, and with respect to the Company’s ability to recruit new independent sales agents to the Landstar network, given the uncertain operating environment and challenges we experienced in building personal relationships with prospective agent candidates during the pandemic.
Third Party Capacity
The Company relies exclusively on independent third parties for its hauling capacity other than for trailing equipment owned or leased by the Company and utilized primarily by the BCO Independent Contractors. These third party transportation capacity providers consist of BCO Independent Contractors, Truck Brokerage Carriers, air and ocean cargo carriers and railroads. Landstar’s use of capacity provided by third parties allows it to maintain a lower level of capital investment, resulting in lower fixed costs. During fiscal year 2020, revenue generated by BCO Independent Contractors, Truck Brokerage Carriers and railroads represented approximately 45%, 47% and 3%, respectively, of the Company’s consolidated revenue. Collectively, revenue generated by air and ocean cargo carriers represented approximately 3% of the Company’s consolidated revenue during fiscal year 2020. Historically, the gross profit margin (defined as gross profit, which is defined as revenue less the cost of purchased transportation and commissions to agents, divided by revenue) generated from freight hauled by BCO Independent Contractors has been greater than that from freight hauled by other third party capacity providers. However, the Company’s insurance and claims costs, depreciation costs and other operating costs are incurred primarily in support of BCO Independent Contractor capacity. In addition, as further described in the “Corporate Services” section that follows, the Company incurs significantly higher selling, general and administrative costs in support of BCO Independent Contractor capacity as compared to the other modes of transportation. Purchased transportation costs are recognized over the freight transit period as the performance obligation to the customer is completed.
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
The Company’s BCO Independent Contractors are compensated primarily based on a contractually agreed-upon percentage of revenue generated by loads they haul. This percentage generally ranges from 62% to 70% where the BCO Independent Contractor provides only a tractor and 73% to 76% where the BCO Independent Contractor provides both a tractor and trailing equipment. The BCO Independent Contractor must pay substantially all of the expenses of operating his/her equipment, including driver wages and benefits, fuel, physical damage insurance, maintenance, highway use taxes and debt service, if applicable. The Company passes 100% of fuel surcharges billed to customers for freight hauled by BCO Independent Contractors to its BCO Independent Contractors. During fiscal year 2020, the Company billed customers $168.8 million in fuel surcharges and passed 100% of such fuel surcharges to the BCO Independent Contractors. These fuel surcharges are excluded from revenue and the cost of purchased transportation.
The Company maintains an ecosystem of digital technologies and applications through which BCO Independent Contractors can view a comprehensive listing of the Company’s available freight, allowing them to consider rate, size, origin and destination when planning trips. The Company’s digital applications also provide BCO Independent Contractors information on fueling station locations, retail fuel prices, fuel prices net of Landstar-arranged discounts and applicable state fuel tax credits, and equipment inspection site locations. The Landstar Contractors’ Advantage Purchasing Program (“LCAPP”) leverages Landstar’s purchasing power to provide discounts to eligible BCO Independent Contractors when they purchase equipment, fuel, tires and other items. In addition, Landstar Contractor Financing, Inc. provides a source of funds at competitive interest rates to the BCO Independent Contractors to purchase trailing equipment.
The number of trucks provided to the Company by BCO Independent Contractors was 10,991 at December 26, 2020, compared to 10,243 at December 28, 2019. At December 26, 2020, approximately 97% of the trucks provided by BCO Independent Contractors were provided by BCO Independent Contractors who provided five or fewer trucks to the Company. The number of trucks provided by BCO Independent Contractors fluctuates daily as a result of truck recruiting and truck terminations. More trucks were recruited in fiscal year 2020 than in fiscal year 2019 and trucks terminated were lower in fiscal year 2020 than in fiscal year 2019, resulting in an overall net increase of 748 trucks during fiscal year 2020. Landstar’s BCO Independent Contractor truck turnover was approximately 27% in fiscal year 2020, compared to 36% in fiscal year 2019. Approximately 38% of 2020 turnover was attributable to BCO Independent Contractors who had been with the Company for less than one year. Management believes the factors that have historically favorably impacted turnover include the Company’s extensive agent network, the quantity and quality of available freight, the Company’s programs to reduce the operating costs of its BCO Independent Contractors and Landstar’s reputation for quality, service, reliability and financial strength.
In October 2020, the Company announced a new initiative in further support of its network of BCO Independent Contractors. This initiative involved the establishment of multiple field operations centers located in the United States and Canada to further support the Company’s ongoing efforts in recruiting and retaining BCO Independent Contractors. In connection with this initiative, the Company recorded commission program termination costs of $15,494,000 related to buyouts of certain incentive commission arrangements with several of its independent sales agents due to the Company’s discontinuation of a truck owner-operator recruitment and retention program formerly involving those agents.
Truck Brokerage Carriers.
At December 26, 2020, the Company maintained a database of over 69,000 approved Truck Brokerage Carriers who provide truck capacity to the Company. Truck Brokerage Carriers provide truck capacity to the Company under non-exclusive
contractual arrangements and each operates under its own
DOT-issued
motor carrier operating authority. Truck Brokerage Carriers are paid either a negotiated rate for each load hauled or, to a lesser extent, a contractually agreed-upon fixed rate per load. The Company recruits, approves, establishes contracts with and tracks safety ratings and service records of these third party trucking companies. In addition to providing additional capacity to the Company, the use of Truck Brokerage Carriers enables the Company to pursue different types and quality of freight such as short-haul traffic, less-than-truckload and, in certain instances, lower-priced freight that generally would not be handled by the Company’s BCO Independent Contractors.
The Company maintains an ecosystem of digital technologies and applications through which Truck Brokerage Carriers can view a listing of the Company’s freight that is available to them. The Landstar Savings Plus Program leverages Landstar’s purchasing power to provide discounts to eligible Truck Brokerage Carriers when they purchase fuel and equipment and provides the Truck Brokerage Carriers with an electronic payment option.
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
Trailing Equipment
The Company offers its customers a large and diverse fleet of trailing equipment. The following table illustrates the mix of the trailing equipment as of December 26, 2020, either provided by the BCO Independent Contractors or owned or leased by the Company and made available primarily to BCO Independent Contractors. In general, Truck Brokerage Carriers utilize their own trailing equipment when providing transportation services on behalf of Landstar. Truck Brokerage Carrier trailing equipment is not included in the following table:

Trailers by Type
Van	13,822
Unsided/platform, including flatbeds, step decks, drop decks and low boys	3,067
Temperature-controlled	172

Total	17,061

Specialized services offered by the Company include those provided by a large fleet of flatbed trailers and multi-axle trailers capable of hauling extremely heavy or oversized loads. Management believes the Company, along with its network of capacity providers, offers one of the largest fleets of heavy/specialized trailing equipment in North America.
At December 26, 2020, 12,831 of the trailers available to the BCO Independent Contractors were owned by the Company and 206 were rented. In addition, at December 26, 2020, 4,024 trailers were provided by the BCO Independent Contractors. Approximately 32% of Landstar’s truck transportation revenue was generated on Landstar provided trailing equipment during fiscal year 2020.

Customers
The Company’s customer base is highly diversified and dispersed across many industries, commodities and geographic regions. The Company’s top 100 customers accounted for approximately 46% and 42%, respectively, of consolidated revenue during fiscal years 2020 and 2019. Management believes that the Company’s overall size, ecosystem of digital technologies and applications, geographic coverage, access to equipment and diverse service capability offer the Company significant competitive marketing and operating advantages. These advantages allow the Company to meet the needs of even the largest shippers. Larger shippers often consider reducing the number of authorized carriers they use in favor of a small number of “core carriers,” such as the Company, whose size and diverse service capabilities enable these core carriers to satisfy most of the shippers’ transportation needs. The Company’s national account customers include the United States Department of Defense and many of the companies included in the Fortune 500. Large shippers also use third party logistics providers (“3PLs”) to outsource the management and coordination of their transportation needs. 3PLs and other transportation companies also utilize the Company’s available transportation capacity to satisfy their obligations to their shippers. There were 12 transportation service providers, including 3PLs, included in the Company’s top 25 customers for fiscal year 2020. Management believes the Company’s network of agents and third party capacity providers allows it to efficiently attract and service smaller shippers which may not be as desirable to other large transportation providers (see above under “Agent Network”). No customer accounted for more than 4% of the Company’s 2020 revenue.
Technology
Management believes leadership in the development, operation and support of an ecosystem of digital technologies and applications is an ongoing part of providing high quality service. Landstar focuses on providing integrated transportation management solutions which emphasize customer service and information coordination among its independent commission sales agents, customers, capacity providers and employees. The Company continues to focus on identifying, purchasing or developing and implementing software applications and tools which are designed to: (i) assist Landstar independent commission sales agents in efficiently sourcing capacity, pricing transportation services and managing and analyzing the performance of the independent businesses, (ii) assist customers in meeting their transportation needs, (iii) assist third party capacity providers in identifying desirable freight opportunities and operating their independent businesses, and (iv) improve operational and administrative efficiency throughout the Company. Landstar intends to continue to improve its technologies to meet the total needs of its agents, customers and third party capacity providers and remains engaged in various multi-year projects aimed at increasing efficiencies, primarily through technology, at Landstar and across our agent and third party capacity network.
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
Competition
Landstar competes primarily in the transportation and logistics services industry with truckload carriers, third party logistics companies, digital freight brokers, intermodal transportation and logistics service providers, railroads, less-than-truckload carriers and other asset-light transportation and logistics service providers. The transportation and logistics services industry is extremely competitive and fragmented.

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
Self-Insured Claims
Potential liability associated with accidents in the trucking industry is severe and occurrences are unpredictable. For periods prior to May 1, 2019, Landstar retains liability for commercial trucking claims up to $5,000,000 per occurrence and maintains various third party insurance arrangements for liabilities in excess of its $5,000,000 self-insured retention. Effective May 1, 2019, the Company entered into a new three year commercial auto liability insurance arrangement for losses incurred between $5,000,000 and $10,000,000 (the “Initial Excess Policy”) with a third party insurance company. For commercial trucking claims incurred on or after May 1, 2019 through April 30, 2022, the Initial Excess Policy provides for a limit for a single loss of $5,000,000, with an aggregate limit of $15,000,000 for each policy year, an aggregate limit of $20,000,000 for the thirty-six
month term ended April 30, 2022, and options to increase such aggregate limits for pre-established
amounts of additional premium. If aggregate losses under the Initial Excess Policy exceed either the annual aggregate limit or the aggregate limit for the three year period ending April 30, 2022, and the Company did not elect to increase such aggregate limits for a pre-established
amount of additional premium, Landstar would retain liability of up to $10,000,000 per occurrence, inclusive of its $5,000,000 self-insured retention for commercial trucking claims during the remainder of the applicable policy year(s). Moreover, as a result of the Company’s aggregate loss experience since it entered into the Initial Excess Policy, the Initial Excess Policy required the Company to pay additional premium up to a pre-established
maximum amount of $3,500,000, which was provided for in insurance and claims costs for the Company’s 2020 fiscal first quarter.
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
For a discussion of the risks associated with these laws and regulations, see Part I, Item 1A, “Risk Factors.”
Seasonality
Landstar’s operations are subject to seasonal trends common to the trucking industry. Truckload volumes for the quarter ending in March are typically lower than for the quarters ending in June, September and December.
Human Capital Resources
We believe our employees are among our most important resources and are critical to our continued success. We focus significant attention on attracting and retaining talented and experienced individuals to manage and support our operations. To attract and retain top talent in our highly competitive industry, we have designed our compensation and benefits programs to provide a balanced and effective reward structure. Our short and long-term incentive programs are aligned with key business objectives and are intended to motivate strong performance. Our employees are eligible for medical, dental and vision insurance, a 401(k) savings/retirement plan, flexible time-off,
employer-provided life and disability insurance, our wellness program, our tuition reimbursement program, and an array of voluntary benefits designed to meet individual needs. We engage firms nationally recognized in the benefits area to objectively evaluate our programs and benchmark them against peers and other similarly situated organizations.
As of December 26, 2020, the Company and its subsidiaries employed 1,320 individuals. Three Landstar Ranger drivers (out of a Company total of approximately 10,991 drivers for BCO Independent Contractors) are members of the International Brotherhood of Teamsters. The Company considers relations with its employees to be good.

The Company has identified the following employee-focused goals:

•	Create and maintain an environment in which continuous improvement is encouraged and expected by everyone within the organization;

•	Engage each Landstar employee in the Company’s vision to inspire and empower entrepreneurs to succeed in the highly competitive, technology driven transportation industry; and

•	Ensure that all Landstar employees fully understand the requirements of their job and the role their job plays within Landstar.
Landstar formally monitors employee satisfaction and engagement through periodic employee satisfaction and engagement surveys. The Company also uses employee roundtable and focus group discussions as well as exit interviews to monitor engagement and satisfaction. Landstar also provides comprehensive professional development opportunities to employees at all levels. Various learning tracks include Leadership, Workplace Safety & Security, Customer Service and other core skills. Courses are delivered by Landstar’s team of Association for Talent Development (ATD) certified trainers through both on-line
and classroom settings.
At our core, Landstar is about providing opportunity to people regardless of background. We do not tolerate racism or discriminatory behavior and strongly believe that diversity and inclusion make us stronger as a company. The Company reaffirms its commitment to equal employment opportunity for all people. The Company complies with all applicable federal and state laws pertaining to equal employment opportunity and affirmative action. It is our philosophy to treat our employees and applicants fairly without regard to race, color, sex, religion, national origin, disability, present, past, or future service in a branch of the uniformed services of the United States, citizenship, sexual orientation or gender identity. Our management teams and all of our employees are expected to exhibit and promote honest, ethical and respectful conduct in the workplace. All of our employees must adhere to a code of ethics and employee compliance code that set standards for appropriate behavior and includes required annual training.
During 2020, to address the safety and health of our employees, BCO Independent Contractors, and independent sales agents amidst the
COVID-19
pandemic, we implemented the following, among other steps:

•	Shifting the vast majority of our employees to a remote work environment;

•
Initiating regular communication to employees regarding impacts of the
COVID-19
pandemic, including health and safety protocols and procedures to address actual and suspected
COVID-19
cases and potential exposure of our employees;

•	Establishing physical distancing procedures and providing personal protective equipment and cleaning supplies for employees who need to be on-site;

•	Increasing cleaning protocols at our offices;

•	Modifying work spaces with plexiglass dividers, rearranged office layouts and touchless faucets;

•	Expanding the use of virtual interactions in all aspects of our business;

•	Cancelling the annual agent convention, BCO All-Star Celebration and various other events;

•
Instituting a pandemic relief program whereby Landstar paid an extra $50 for each load delivered by a BCO Independent Contractor with a confirmed delivery date from April 1, 2020 through May 30, 2020 to both the BCO Independent Contractor hauling the load and the independent sales agent dispatching the load;

•	Providing up to $2,000 to a BCO Independent Contractor who tests positive for COVID-19 or is placed under a mandatory quarantine by a public health authority;

•	Providing paid time-off for employees directly impacted by COVID-19, and instructing those who are infected to stay home; and

•	Prohibiting non-essential business travel for all employees.
Item 1A.
Risk Factors
Operational Risks
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
The Company also maintains third party insurance arrangements providing excess coverage for commercial trucking liabilities in excess of $10,000,000. These third party arrangements provide coverage on a per occurrence or aggregated basis. Landstar retains liability for commercial trucking claims in excess of our coverage limits under these third party insurance arrangements. Due to the increasing cost of commercial auto liability claims throughout the United States in recent years, the availability of such excess coverage has significantly decreased and the pricing associated with such excess coverage, to the extent available, has significantly increased. Effective May 1, 2020 with respect to the annual policy year ending April 30, 2021, the Company experienced an increase of approximately $14 million, or over 170%, in the premiums charged by third party insurance companies to the Company for excess coverage for commercial trucking liabilities in excess of $10,000,000. No assurances can be given that the availability of excess coverage for commercial trucking claims will not continue to deteriorate, that the pricing associated with such excess coverage, to the extent available, will not continue to increase, nor that insurance coverage from third party insurers for excess coverage of commercial trucking claims will even be available on commercially reasonable terms at certain levels. If any claim occurrence were to exceed our excess coverage limits under our third party insurance arrangements, such claim could have a material adverse effect on Landstar’s financial condition and results of operations.
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
The Company is dependent on a limited number of third party insurance companies to provide insurance coverage in excess of its self-insured retention amounts. Historically, the Company has maintained insurance coverage for commercial trucking claims in excess of its self-insured retention, up to various maximum amounts, with a limited number of third party insurance companies. In an attempt to manage the cost of insurance and claims, the Company has historically increased or decreased the level of its financial exposure to commercial trucking claims by increasing or decreasing its level of self-insured retention based on the estimated cost differential between proposed premiums from third party insurance companies and historical and actuarially projected losses experienced by the Company at various levels of self-insured retention. Similarly, in its excess insurance layers, the Company may increase or decrease the level of its financial exposure to commercial trucking claims, including through the use of additional self-insurance as well as deductibles, aggregate loss limits, quota shares and other arrangements with third party insurance companies, based on the estimated cost differential between proposed premiums from third party insurance companies and historical and actuarially projected losses experienced by the Company at various levels of excess insurance coverage. To the extent that the third party insurance companies propose increases to their premiums for coverage of commercial trucking claims, the Company may decide to pay such increased premiums or increase its financial exposure on an aggregate, per occurrence or other basis, including by increasing the amount of its self-insured retention. In fact, in recent years, three of the largest third party insurers providing excess coverage for commercial trucking claims in the United States announced that in light of increased severity trends related to the increase in losses attributable to unfavorable verdicts, they would no longer provide such coverage. Decisions by these third party insurers to exit this line of business have had a significant negative impact on the availability and pricing of excess coverage for commercial trucking claims in the United States. No assurances can be given that other third party insurers will not also decide to exit the market as a provider of excess coverage for commercial trucking claims in the United States, which could have a further negative effect on the availability and pricing of such coverage. Accordingly, no assurance can be given that insurance coverage from third party insurers for claims in excess of the Company’s current self-insured retentions will continue to be available on commercially reasonable terms.

Dependence on independent commission sales agents.
As noted above in Item 1, “Business — Factors Significant to the Company’s Operations — Agent Network,” the Company markets its services primarily through independent commission sales agents. During fiscal year 2020, 508 agents generated revenue for Landstar of at least $1 million each, or in the aggregate approximately 92% of Landstar’s consolidated revenue. Landstar competes with motor carriers and other third parties for the services of these independent commission sales agents. Landstar has historically experienced very limited agent turnover in the number of its Million Dollar Agents. There can be no assurances, however, that Landstar will continue to experience very limited turnover of its Million Dollar Agents in the future. Landstar’s contracts with its agents, including its Million Dollar Agents, are typically terminable without cause upon 10 to 30 days’ notice by either party and generally contain significant but not unqualified non-compete
provisions limiting the ability of a former agent to compete with Landstar for a specified period of time post-termination, and other restrictive covenants. The loss of some of the Company’s Million Dollar Agents and/or a significant decrease in revenue generated by Million Dollar Agents could have a material adverse effect on Landstar, including its results of operations and revenue.
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
The coronavirus (
“
COVID-19
”
) pandemic has had a significant adverse impact on our business.
The
COVID-19
pandemic has caused and continues to cause significant disruptions in the global economy, which significantly intensified in the United States in late March and continued throughout the remainder of 2020. The situation with respect to the
COVID-19
pandemic continues to evolve and its effects, both short and long-term, remain unknown. Economic disruptions and other effects on the global or domestic economies caused by the
COVID-19
pandemic could have a material adverse impact on the demand for our services and our ability to obtain financing on favorable terms or at all.
In connection with the impact of the
COVID-19
pandemic, the Company experienced a significant decline in truckload volumes during the second quarter of 2020 compared to the corresponding period of 2019 followed by a similarly significant yet more gradual sequential increase in demand during the third and fourth quarters of 2020. This significant, rapid decrease in demand followed by the similarly significant yet more gradual increase was unprecedented in the history of the Company. The extent to which the
COVID-19
pandemic impacts the Company’s results in future quarters will depend on future developments that are highly uncertain and cannot be predicted, including the duration of the pandemic, the actions taken by federal, state and local governments in response to the pandemic, the availability and effectiveness of vaccines for
COVID-19
and the length of time necessary for the economy to transition back to more normal operating conditions. These and other factors could have a material adverse impact on our business, financial position, results of operations and cash flows.
Moreover, the
COVID-19
virus continues to spread in areas where we provide services. The Landstar network includes over 1,100 independent agent locations throughout North America where such independent agents provide shipment coordination and dispatch services, freight tracking, trailer management and numerous other operational functions. Similarly, the Landstar network includes tens of thousands of truck capacity providers who operate throughout North America without any Landstar truck terminals. Management believes the decentralized nature of our model should insulate Landstar’s freight operations in an environment where social distancing can disrupt centralized business structures. A significant disruption to our independent agent network and/or a significant decrease in available truck capacity providers due to illness or government restrictions related to the
COVID-19
pandemic could have a material adverse effect on our ability to source capacity to service our customers and could have a significant impact on Landstar, including our results of operations, revenue and cash flows.

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

Economic, Competitive and Industry Risks
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
Substantial industry competition.
As noted above in Item 1, “Business — Factors Significant to the Company’s Operations — Competition,” Landstar competes primarily in the transportation and logistics services industry. This industry is extremely competitive and fragmented. Landstar competes primarily with truckload carriers, intermodal transportation service providers, railroads, less-than-truckload carriers, third party logistics companies, digital freight brokers and other asset-light transportation and logistics service providers. Management believes that competition for the freight transported by the Company is based on service, efficiency and freight rates, which are influenced significantly by the economic environment, particularly the amount of available transportation capacity and freight demand. In recent years, the use of technology and the implementation of technology-based innovations have become increasingly important to compete within the transportation and logistics industry. In particular, management believes leadership in the development, operation and support of an ecosystem of digital technologies and applications is an ongoing part of providing high quality service. The failure of the Company to maintain or enhance its technology ecosystem in response to changing demands from customers, agents, and capacity providers could have a significant adverse impact on Landstar’s ability to compete for customers, agents and capacity providers in the transportation and logistics industry. Historically, competition has created downward pressure on freight rates. In addition, many large shippers are using third party logistics providers (“3PLs”) other than the Company to outsource the management and coordination of their transportation needs rather than directly arranging for transportation services with carriers. As noted above, there were 12 transportation service providers, including 3PLs, included in the Company’s top 25 customers for the fiscal year ended December 26, 2020. Usage by large shippers of 3PLs often provides carriers, such as the Company, with a less direct relationship with the shipper and, as a result, may increase pressure on freight rates while making it more difficult for the Company to compete primarily based on service and efficiency. A decrease in freight rates could have a material adverse effect on Landstar, including its revenue and operating income.
Legal, Tax, Regulatory and Compliance Risks
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

General Risk Factors
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
Unclaimed property
. The Company is subject to federal and state laws relating to abandoned and unclaimed property. States routinely audit the records of companies to assess compliance with such laws. The Company is currently undergoing a multi-state unclaimed property audit. The Company is also undergoing a separate unclaimed property audit conducted by the State of Delaware, and in connection with that audit, the Company has entered into a voluntary disclosure agreement with the Delaware Department of Finance. The timing and outcome of either the multi-state unclaimed property audit or the Delaware audit cannot be predicted. The Company may incur significant professional fees in connection with these audits. If the Company is found to be in noncompliance with applicable unclaimed property laws or the manner in which such laws are interpreted or applied, states may determine that they are entitled to the remittance by the Company of significant amounts of unclaimed or abandoned property and further may seek to impose other significant costs on the Company, including penalties and interest.
Item 1B.
Unresolved Staff Comments
None.
Item 2.
Properties
The Company owns or leases various properties in the U.S., Canada and Mexico for the Company’s operations and administrative staff that support its independent commission sales agents, BCO Independent Contractors and other third party capacity providers. The transportation logistics segment’s primary facilities are located in Jacksonville, Florida and Rockford, Illinois. In addition, the Company’s corporate headquarters are located in Jacksonville, Florida. The Company also maintains a key freight staging and transload facility in Laredo, Texas. The Jacksonville, Florida, Rockford, Illinois and Laredo, Texas facilities are owned by the Company. The Company also maintains a network of owned and leased field operations centers in the United States and Canada in support of the ongoing recruitment and retention of its BCO Independent Contractors. Management believes that Landstar’s owned and leased properties are adequate for its current needs and that leased properties can be retained or replaced at an acceptable cost.
Item 3.
Legal Proceedings
See Item 7, “
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Legal Proceedings
”.
Item 4.
Mine Safety Disclosures
Not applicable.

PART II
Item 5.
Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The Common Stock of the Company is listed and traded on the NASDAQ Global Select Market under the symbol “LSTR.”
The reported last sale price per share of the Common Stock as reported on the NASDAQ Global Select Market on January 22, 2021 was $152.37 per share. As of such date, Landstar had 38,386,768 shares of Common Stock outstanding and had 113 stockholders of record of its Common Stock. However, the Company estimates that it has a significantly greater number of stockholders because a substantial number of the Company’s shares are held by brokers or dealers for their customers in street name.
Purchases of Equity Securities by the Company
The Company did not purchase any shares of its Common Stock during the period from September 27, 2020 to December 26, 2020, the Company’s fourth fiscal quarter.
On December 9, 2019, the Landstar System, Inc. Board of Directors authorized the Company to purchase up to 1,849,068 shares of the Company’s Common Stock from time to time in the open market and in privately negotiated transactions. As of December 26, 2020, the Company had authorization to purchase in the aggregate up to 1,821,030 shares of its Common Stock under this program. No specific expiration date has been assigned to the December 9, 2019 authorization.
Equity Compensation Plan Information
The Company maintains a stock compensation plan for members of its Board of Directors and two employee equity incentive plans. The following table presents information related to securities authorized for issuance under these plans at December 26, 2020:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted-average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Security Holders	17,650	$54.16	3,732,872
Equity Compensation Plans Not Approved by Security Holders	0	0	0
Under the 2011 Equity Incentive Plan (the “2011 EIP”), the issuance of (i) a non-vested
share of Landstar Common Stock issued in the form of restricted stock and (ii) a share of Landstar Common Stock issued upon the vesting of a previously granted restricted stock unit each counts as the issuance of two securities against the number of securities available for future issuance. Included in the number of securities remaining available for future issuance under equity compensation plans were 60,586 shares of Common Stock reserved for issuance under the 2013 Directors’ Stock Compensation Plan.

Financial Model Shareholder Returns
The following graph illustrates the return that would have been realized, assuming reinvestment of dividends, by an investor who invested $100 in each of the Company’s Common Stock, the Standard and Poor’s 500 Stock Index and the Dow Jones Transportation Stock Index for the period commencing December 26, 2015 through December 26, 2020.

Item 6.

Selected Financial Data
Not applicable.
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
Introduction
Landstar System, Inc. and its subsidiary, Landstar System Holdings, Inc. (collectively referred to herein with their subsidiaries and other affiliated companies as “Landstar” or the “Company”), is a worldwide asset-light provider of integrated transportation management solutions. The Company offers services to its customers across multiple transportation modes, with the ability to arrange for individual shipments of freight to comprehensive third party logistics solutions to meet all of a customer’s transportation needs. Landstar provides services principally throughout the United States and to a lesser extent in Canada and Mexico, and between the United States and Canada, Mexico and other countries around the world. The Company’s services emphasize safety, information coordination and customer service and are delivered through a network of over 1,100 independent commission sales agents and approximately 79,000 third party capacity providers, primarily truck capacity providers, linked together by a series of digital technologies which are provided and coordinated by the Company. The nature of the Company’s business is such that a significant portion of its operating costs varies directly with revenue.
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
The transportation logistics segment provides a wide range of integrated transportation management solutions. Transportation services are provided by Landstar’s “Operating Subsidiaries”: Landstar Ranger, Inc., Landstar Inway, Inc., Landstar Ligon, Inc., Landstar Gemini, Inc., Landstar Transportation Logistics, Inc., Landstar Global Logistics, Inc., Landstar Express America, Inc., Landstar Canada, Inc., and as further described below, Landstar Metro, Landstar Servicios and Landstar Blue. Transportation services offered by the Company include truckload and less-than-truckload transportation, rail intermodal, air cargo, ocean cargo, expedited ground and air delivery of time-critical freight, heavy-haul/specialized, U.S.-Canada and U.S.-Mexico cross-border, intra-Mexico, intra-Canada, project cargo and customs brokerage. Examples of the industries serviced by the transportation logistics segment include automotive parts and assemblies, consumer durables, building products, metals, chemicals, foodstuffs, heavy machinery, retail, electronics and military equipment. In addition, the transportation logistics segment provides transportation services to other transportation companies, including third party logistics and less-than-truckload service providers. Each of the independent commission sales agents has the opportunity to market all of the services provided by the transportation logistics segment. Billings for freight transportation services are typically charged to customers on a per shipment basis for the physical transportation of freight and are referred to as transportation revenue. During fiscal year 2020, revenue generated by BCO Independent Contractors, Truck Brokerage Carriers and railroads represented approximately 45%, 47% and 3%, respectively, of the Company’s consolidated revenue. Collectively, revenue generated by air and ocean cargo carriers represented approximately 3% of the Company’s consolidated revenue during fiscal year 2020.
During 2017, the Company incorporated Landstar Metro, S.A.P.I. de C.V., a transportation logistics company (“Landstar Metro”), and Landstar Metro Servicios S.A.P.I. de C.V., a services company (“Landstar Servicios”), each based in Mexico City, Mexico. Landstar Metro provides freight and logistics services within the country of Mexico and in conjunction with Landstar’s U.S./Mexico cross-border services. Landstar Servicios provides various administrative, financial, operational, safety and compliance services to Landstar Metro. The results of operations from Landstar Metro and Landstar Servicios are presented as part of the Company’s transportation logistics segment. On September 20, 2017, Landstar Metro acquired substantially all of the assets of the asset-light transportation logistics business of a Mexican transportation logistics company. In connection with the acquisition, individuals affiliated with the seller subscribed for equity interests in Landstar Metro and Landstar Servicios, and as of December 29, 2018, owned in the aggregate approximately 21% of the equity interests of each of them. On January 29, 2019, Landstar acquired all of the remaining equity interests in Landstar Metro and Landstar Servicios held by their former minority equityholders. Accordingly, as of such date, Landstar Metro and Landstar Servicios each became wholly owned subsidiaries of the Company. Revenue from Landstar Metro represented less than 1% of the Company’s transportation logistics segment revenue during fiscal year 2020.
On May 6, 2020, the Company formed a new subsidiary that was subsequently renamed Landstar Blue, LLC (“Landstar Blue”). Landstar Blue arranges truckload brokerage services while helping the Company to develop and test digital technologies and processes for the benefit of all Landstar independent commission sales agents. On June 15, 2020, Landstar Blue completed the acquisition of an independent agent of the Company whose business focused on truckload brokerage services. The results of operations from Landstar Blue are presented as part of the Company’s transportations logistics segment. Revenue from Landstar Blue represented less than 1% of the Company’s transportation logistics segment revenue during fiscal year 2020.
The insurance segment is comprised of Signature Insurance Company (“Signature”), a wholly owned offshore insurance subsidiary, and Risk Management Claim Services, Inc. The insurance segment provides risk and claims management services to certain of Landstar’s Operating Subsidiaries. In addition, it reinsures certain risks of the Company’s BCO Independent Contractors and provides certain property and casualty insurance directly to certain of Landstar’s Operating Subsidiaries. Revenue at the insurance segment represents reinsurance premiums from third party insurance companies that provide insurance programs to BCO Independent Contractors where all or a portion of the risk is ultimately borne by Signature. Revenue at the insurance segment represented approximately 1% of the Company’s consolidated revenue for fiscal year 2020.
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

	Fiscal Years
	2020	2019	2018
Number of Million Dollar Agents	508	555	608

Average revenue generated per Million Dollar Agent	$7,489,000	$6,880,000	$7,150,000

Percent of consolidated revenue generated by Million Dollar Agents	92%	93%	94%

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
Historically, the Company has experienced very few terminations of its Million Dollar Agents, whether such terminations are initiated by the agent or the Company. Annual terminations of Million Dollar Agents have typically been less than 3% of the total number of Million Dollar Agents. In fiscal year 2020, the change in the number of Million Dollar Agents was entirely attributable to agents generating under $5 million of Landstar revenue per year, as the Company experienced no change in fiscal year 2020 compared to fiscal year 2019 in the number of independent sales agents generating $5 million or more of Landstar revenue. During fiscal year 2020, the
COVID-19
pandemic impacted the number of agents generating under $5 million of Landstar revenue both with respect to existing agents, some of whom had difficulty operating their small businesses during the pandemic due to personal issues, staffing issues and/or customer issues, and with respect to the Company’s ability to recruit new independent sales agents to the Landstar network, given the uncertain operating environment and challenges we experienced in building personal relationships with prospective agent candidates during the pandemic.

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

	Fiscal Years
	2020	2019	2018
Revenue generated through (in thousands) :
Truck transportation
Truckload:
Van equipment	$2,515,940	$2,371,188	$2,791,494
Unsided/platform equipment	1,202,295	1,295,817	1,386,387
Less-than-truckload	97,546	98,324	102,531

Total truck transportation	3,815,781	3,765,329	4,280,412
Rail intermodal	114,313	118,305	128,976
Ocean and air cargo carriers	132,180	121,485	134,577
Other (1)	70,707	79,458	71,179

	$4,132,981	$4,084,577	$4,615,144

Revenue on loads hauled via BCO Independent Contractors included in total truck transportation	$1,866,526	$1,831,752	$2,001,665

Number of loads :
Truck transportation
Truckload:
Van equipment	1,318,768	1,337,089	1,398,388
Unsided/platform equipment	487,348	513,579	516,613
Less-than-truckload	163,024	155,592	145,269

Total truck transportation	1,969,140	2,006,260	2,060,270
Rail intermodal	46,280	47,590	53,030
Ocean and air cargo carriers	31,900	30,110	28,970

	2,047,320	2,083,960	2,142,270

Loads hauled via BCO Independent Contractors included in total truck transportation	945,210	954,990	949,330

Revenue per load :
Truck transportation
Truckload:
Van equipment	$1,908	$1,773	$1,996
Unsided/platform equipment	2,467	2,523	2,684
Less-than-truckload	598	632	706
Total truck transportation	1,938	1,877	2,078
Rail intermodal	2,470	2,486	2,432
Ocean and air cargo carriers	4,144	4,035	4,645
Revenue per load on loads hauled via BCO Independent Contractors	$1,975	$1,918	$2,109

Revenue by capacity type (as a % of total revenue) :
Truck capacity providers:
BCO Independent Contractors	45%	45%	43%
Truck Brokerage Carriers	47%	47%	49%
Rail intermodal	3%	3%	3%
Ocean and air cargo carriers	3%	3%	3%
Other	2%	2%	2%

(1)	Includes primarily reinsurance premium revenue generated by the insurance segment and intra-Mexico transportation services revenue generated by Landstar Metro.

Also critical to the Company’s success is its ability to secure capacity, particularly truck capacity, at rates that allow the Company to profitably transport customers’ freight. The following table summarizes the number of available truck capacity providers as of the end of the three most recent fiscal years:

	Dec. 26, 2020	Dec. 28, 2019	Dec. 29, 2018
BCO Independent Contractors	10,242	9,554	9,884
Truck Brokerage Carriers:
Approved and active (1)	46,053	39,497	41,069
Other approved	22,972	16,820	17,985

	69,025	56,317	59,054

Total available truck capacity providers	79,267	65,871	68,938

Trucks provided by BCO Independent Contractors	10,991	10,243	10,599

(1)	Active refers to Truck Brokerage Carriers who moved at least one load in the 180 days immediately preceding the fiscal year end.
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
In general, gross profit margin on revenue generated by BCO Independent Contractors represents a fixed percentage of revenue due to the nature of the contracts that pay a fixed percentage of revenue to both the BCO Independent Contractors and independent commission sales agents. For revenue generated by Truck Brokerage Carriers, gross profit margin is either fixed or variable as a percent of revenue, depending on the contract with each individual independent commission sales agent. Under certain contracts with independent commission sales agents, the Company retains a fixed percentage of revenue and the agent retains the amount remaining less the cost of purchased transportation (the “retention contracts”). Gross profit margin on revenue generated from shipments hauled by railroads, air cargo carriers, ocean cargo carriers and Truck Brokerage Carriers, other than those under retention contracts, is variable in nature as the Company’s contracts with independent commission sales agents provide commissions to agents at a contractually agreed upon percentage of net revenue for these types of shipments. Approximately 50% of the Company’s consolidated revenue in fiscal year 2020 was generated under contracts that have a fixed gross profit margin while 50% was under contracts that have a variable gross profit margin.
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
Effective May 1, 2019, the Company entered into a new three year commercial auto liability insurance arrangement for losses incurred between $5,000,000 and $10,000,000 (the “Initial Excess Policy”) with a third party insurance company. For commercial trucking claims incurred on or after May 1, 2019 through April 30, 2022, the Initial Excess Policy provides for a limit for a single loss of $5,000,000, with an aggregate limit of $15,000,000 for each policy year, an aggregate limit of $20,000,000 for the thirty-six
month term ended April 30, 2022, and options to increase such aggregate limits for pre-established
amounts of additional premium. If aggregate losses under the Initial Excess Policy exceed either the annual aggregate limit or the aggregate limit for the three year period ending April 30, 2022, and the Company did not elect to increase such aggregate limits for a pre-established
amount of additional premium, Landstar would retain liability of up to $10,000,000 per occurrence, inclusive of its $5,000,000 self-insured retention for commercial trucking claims during the remainder of the applicable policy year(s). Moreover, as a result of the Company’s aggregate loss experience since it entered into the Initial Excess Policy, the Initial Excess Policy required the Company to pay additional premium up to a pre-established
maximum amount of $3,500,000, which was provided for in insurance and claims costs for the Company’s 2020 fiscal first quarter.
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
During the 2020 fiscal year, employee compensation and benefits accounted for approximately sixty-six
percent of the Company’s selling, general and administrative costs.
Depreciation and amortization primarily relate to depreciation of trailing equipment and information technology hardware and software.

The following table sets forth the percentage relationship of purchased transportation and commissions to agents, both being direct costs, to revenue and indirect costs as a percentage of gross profit for the periods indicated:

	Fiscal Years
	2020	2019	2018
Revenue	100.0%	100.0%	100.0%
Purchased transportation	77.3	76.6	77.4
Commissions to agents	8.2	8.4	8.2

Gross profit margin	14.5%	15.1%	14.5%

Gross profit	100.0%	100.0%	100.0%
Investment income	0.6	0.8	0.6
Indirect costs and expenses:
Other operating costs, net of gains on asset sales/dispositions	5.1	6.1	4.8
Insurance and claims	14.6	13.1	11.3
Selling, general and administrative	28.0	25.9	28.2
Depreciation and amortization	7.7	7.2	6.5
Impairment of intangible and other assets	0.4	—	—
Commission program termination costs	2.6	—	—

Total costs and expenses	58.4	52.2	50.9

Operating margin	42.2%	48.6%	49.7%

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
Fiscal Year Ended December 26, 2020 Compared to Fiscal Year Ended December 28, 2019
Revenue for fiscal year 2020 was $4,132,981,000, an increase of $48,404,000, or 1%, compared to fiscal year 2019. Transportation revenue increased $48,183,000, or 1%. The increase in transportation revenue was attributable to an increased revenue per load of approximately 3%, partially offset by a decreased number of loads hauled of approximately 2% in fiscal year 2020 compared to fiscal year 2019. Reinsurance premiums were $56,462,000 and $56,241,000 for fiscal years 2020 and 2019, respectively.

Truck transportation revenue generated by BCO Independent Contractors and Truck Brokerage Carriers (together, the “third party truck capacity providers”) for fiscal year 2020 was $3,815,781,000, representing 92% of total revenue, an increase of $50,452,000, or 1%, compared to fiscal year 2019. Revenue per load on loads hauled by third party truck capacity providers increased approximately 3% in fiscal year 2020 compared to fiscal year 2019, while the number of loads hauled by third party truck capacity providers decreased approximately 2% in fiscal year 2020 compared to fiscal year 2019.
The increase in revenue per load on loads hauled via truck was entirely due to a comparatively tighter market for van truckload capacity during the second half of 2020. The decrease in the number of loads hauled via truck compared to fiscal year 2019 was due to the unfavorable impact of the
COVID-19
pandemic on demand for the Company’s truck transportation services at the onset of the pandemic and the relative softness in the U.S. manufacturing sector in the 2020 period compared to the 2019 period, mostly offset by consumer driven demand for van services that began mid-summer
2020. The increasingly tight market for van truckload capacity during the 2020 second half was attributable to strong demand for
e-commerce,
foodstuffs, building products and other consumer durables.
During the 2020 fiscal year compared to the 2019 fiscal year, revenue per load on loads hauled via van equipment increased 8%, reflecting increased consumer demand, while revenue per load on loads hauled via unsided/platform equipment decreased 2%, reflecting softness in the U.S. manufacturing sector. Also adversely impacting revenue per load on loads hauled via unsided/platform equipment was a decrease in revenue per load on heavy specialized loadings of 10% in the 2020 fiscal year compared to the 2019 fiscal year. Additionally, revenue per load on less-than-truckload loadings decreased 5% from fiscal year 2019 to fiscal year 2020.
During fiscal year 2020 as compared to fiscal year 2019, loads hauled via van equipment decreased 1% and loads hauled via unsided/platform equipment decreased 5%, for similar reasons as described above with respect to the overall decrease in the number of loads hauled via truck in fiscal year 2020 compared to fiscal year 2019. Less-than-truckload volumes increased 5% in fiscal year 2020 compared to fiscal year 2019.
Fuel surcharges billed to customers on revenue generated by BCO Independent Contractors are excluded from revenue. Fuel surcharges on Truck Brokerage Carrier revenue identified separately in billings to customers and included as a component of Truck Brokerage Carrier revenue were $60,118,000 and $79,486,000 in fiscal years 2020 and 2019, respectively. It should be noted that billings to many customers of the Company’s truck brokerage services include a single all-in
rate that does not separately identify fuel surcharges on loads hauled via Truck Brokerage Carriers. Accordingly, the overall impact of changes in fuel prices on revenue and revenue per load on loads hauled via truck is likely to be greater than that indicated.
Transportation revenue generated by rail intermodal, air cargo and ocean cargo carriers (collectively, the “multimode capacity providers”) for fiscal year 2020 was $246,493,000, or 6% of total revenue, an increase of $6,703,000, or 3%, compared to fiscal year 2019. Revenue per load on revenue generated by multimode capacity providers increased approximately 2% in the 2020 fiscal year compared to the 2019 fiscal year, and the number of loads hauled by multimode capacity providers increased approximately 1% over the same period. The increase in revenue per load of 2% on loads hauled by multimode capacity providers was primarily attributable to increased revenue per load on ocean shipments. Revenue per load on revenue generated by multimode capacity providers is influenced by many factors, including revenue mix among the various modes of transportation used, length of haul, complexity of freight, density of freight lanes, fuel costs and availability of capacity. The increase in the number of loads hauled by multimode capacity providers was primarily due to a 14% increase in air loadings, primarily attributable to increased loadings at two specific agencies.
Purchased transportation was 77.3% and 76.6% of revenue in fiscal years 2020 and 2019, respectively. The increase in purchased transportation as a percentage of revenue was primarily due to an increased rate of purchased transportation paid on Truck Brokerage Carrier revenue and
COVID-19
pandemic relief incentive payments made to BCO Independent Contractors. Under the pandemic relief program, for each load delivered by a BCO Independent Contractor with a confirmed delivery date from April 1, 2020 through May 30, 2020, the Company paid each of the BCO Independent Contractor who hauled the load and the independent commission sales agent who dispatched the load an extra $50. Commissions to agents were 8.2% and 8.4% of revenue in fiscal years 2020 and 2019, respectively. Commissions to agents on Truck Brokerage Carrier revenue were lower as compared to the 2019 fiscal year due to the impact of a decreased net revenue margin on revenue generated by Truck Brokerage Carriers, whereas commissions to agents on BCO Independent Contractor revenue were higher during the 2020 fiscal year due to the impact of
COVID-19
pandemic relief incentive payments. The Company paid a total of $12,593,000 in
COVID-19
pandemic relief incentive payments to BCO Independent Contractors and independent commission sales agents in April and May 2020.
Investment income was $3,399,000 and $5,041,000 in fiscal years 2020 and 2019, respectively. The decrease in investment income was primarily attributable to lower average rates of return on investments during fiscal year 2020, partially offset by a slightly higher average investment balance held by the insurance segment during fiscal year 2020.

Other operating costs decreased $6,811,000 in fiscal year 2020 compared to fiscal year 2019 and represented 5.1% of gross profit in fiscal year 2020 compared to 6.1% in fiscal year 2019. The decrease in other operating costs compared to the prior year was primarily due to a decreased provision for contractor bad debt, the impact of the cancellation of an event for the Company’s BCO Independent Contractors due to the
COVID-19
pandemic, increased gains on the sales of used trailing equipment, decreased trailer rental costs and decreased BCO recruiting and on-boarding
costs due to the impact of the
COVID-19
pandemic. The decrease in other operating costs as a percentage of gross profit was caused by the decrease in other operating costs, partially offset by the effect of decreased gross profit.
Insurance and claims increased $7,454,000 in fiscal year 2020 compared to fiscal year 2019 and represented 14.6% of gross profit in fiscal year 2020 compared to 13.1% in fiscal year 2019. The increase in insurance and claims expense compared to the prior year was primarily due to a $5,000,000 charge for the Company’s self-insured retention with respect to a tragic vehicular accident involving a fatality, a $3,500,000 charge relating to additional premium the Company paid under the Initial Excess Policy in connection with certain aggregated losses, increased insurance premiums incurred for commercial trucking liability coverage following the Company’s May 1, 2020 insurance renewal and increased severity of current year claims, partially offset by decreased net unfavorable development of prior years’ claims in the 2020 period. During fiscal years 2020 and 2019, insurance and claims costs included $9,196,000 and $16,679,000 of net unfavorable adjustments to prior years’ claims estimates, respectively. The increase in insurance and claims as a percentage of gross profit was caused by the increase in insurance and claims costs and the effect of decreased gross profit.
Selling, general and administrative costs increased $8,680,000 in fiscal year 2020 compared to fiscal year 2019 and represented 28.0% of gross profit in fiscal year 2020 compared to 25.9% of gross profit in fiscal year 2019. The increase in selling, general and administrative costs compared to prior year was attributable to an increased provision for incentive compensation, increased information technology costs and an increased provision for customer bad debt, partially offset by decreased travel and entertainment costs related to the impact of the
COVID-19
pandemic and decreased agent convention costs. Included in selling, general and administrative costs was incentive compensation expense of $7,841,000 and $1,517,000 for the 2020 and 2019 fiscal years, respectively. The increase in selling, general and administrative costs as a percentage of gross profit was due to the increase in selling, general and administrative costs and the effect of decreased gross profit.
Depreciation and amortization increased $1,387,000 in fiscal year 2020 compared to fiscal year 2019 and represented 7.7% of gross profit in fiscal year 2020 compared to 7.2% of gross profit in fiscal year 2019. The increase in depreciation and amortization expenses was primarily due to increased depreciation on information technology assets, partially offset by a decrease in trailing equipment depreciation. The increase in depreciation and amortization as a percentage of gross profit was due to increased depreciation and the effect of decreased gross profit.
During the 2020 second fiscal quarter, the Company recorded a non-cash
impairment charge of $2,582,000, representing 0.4% of gross profit, in respect of certain assets, primarily customer contract and related customer relationship intangible assets, acquired on September 20, 2017, along with substantially all of the other assets of the asset-light transportation logistics business of Fletes Avella, S.A. de C.V. (“Fletes Avella”). As previously disclosed in Item 1A. Risk Factors in the Company’s Quarterly Report on Form
10-Q
for the 2020 first quarter, negative macroeconomic trends in Mexico caused significant disruptions in the Mexican economy. Accordingly, management performed impairment tests of the carrying values of certain assets that primarily relate to intra-Mexico business acquired as a part of the Fletes Avella acquisition. The impairment tests resulted in an impairment charge of $2,582,000, as the negative macroeconomic trends in Mexico resulted in updated financial projections relating to these intangible assets to be substantially below those originally anticipated at the acquisition date. There was no corresponding goodwill impairment charge recorded as the fair value of the Company’s Mexico and cross-border reporting unit continues to significantly exceed its carrying value as of December 26, 2020.
During the 2020 fourth fiscal quarter, the Company recorded commission program termination costs of $15,494,000, representing 2.6% of gross profit, related to buyouts of certain incentive commission arrangements with several of its independent sales agents due to the Company’s discontinuation of a truck owner-operator recruitment and retention program formerly involving those agents.
Interest and debt expense in fiscal year 2020 increased $812,000 compared to fiscal year 2019. The increase in interest and debt expense was primarily attributable to decreased interest income earned on cash balances held by the transportation logistics segment.
The provisions for income taxes for both the 2020 and 2019 fiscal years were based on estimated annual effective income tax rates of 24.2%, adjusted for discrete events, such as benefits resulting from stock-based awards. The actual effective income tax rate for fiscal year 2020 was 22.8%, which was higher than the statutory federal income tax rate of 21%, primarily attributable to state taxes and the meals and entertainment exclusion, partially offset by excess tax benefits realized on stock-based awards, the favorable resolution of certain tax matters during the 2020 fiscal year and state tax refunds. The actual effective income tax rate for fiscal year 2019 was 23.0%, which was higher than the statutory federal income tax rate of 21% primarily attributable to state taxes and the meals and entertainment exclusion, partially offset by excess tax benefits realized on stock-based awards. The effective income tax rate in the 2020 fiscal year of 22.8% was lower than the 24.2% estimated annual effective income tax rate primarily due to excess tax benefits recognized on stock-based compensation arrangements, the favorable resolution of certain tax matters during the 2020 fiscal year and state tax refunds in the 2020 fiscal year. The effective income tax rate in the 2019 fiscal year of 23.0% was lower than the 24.2% estimated effective income tax rate primarily due to excess tax benefits recognized on stock-based compensation arrangements in the 2019 fiscal year.
Net income was $192,106,000, or $4.98 per common share ($4.98 per diluted share), in fiscal year 2020. Net income attributable to the Company was $227,720,000, or $5.72 per common share ($5.72 per diluted share), in fiscal year 2019. Net income during fiscal year 2020 was unfavorably impacted by $15,494,000, or $0.31 per common share ($0.31 per diluted share) related to a one-time
cost to buyout certain incentive commission arrangements with several agents, $12,593,000, or $0.25 per common share ($0.25 per diluted share) related to the impact of the
COVID-19
pandemic relief incentive payments and $2,582,000, or $0.05 per common share ($0.05 per diluted share) of non-cash
impairment charges related to certain assets, primarily customer contract and related customer relationship intangible assets of the Company’s Mexico subsidiaries.
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
Truck transportation revenue generated by third party truck capacity providers for fiscal year 2019 was $3,765,329,000, representing 92% of total revenue, a decrease of $515,083,000, or 12%, compared to fiscal year 2018. Revenue per load on loads hauled by third party truck capacity providers decreased approximately 10% in fiscal year 2019 compared to fiscal year 2018, and the number of loads hauled by third party truck capacity providers decreased approximately 3% in fiscal year 2019 compared to fiscal year 2018. The decrease in revenue per load on loads hauled via truck was primarily due to a softer freight demand environment experienced during the 2019 fiscal year, which resulted in more readily available truck capacity as compared to the 2018 fiscal year. Revenue per load on loads hauled via van equipment decreased 11%, revenue per load on loads hauled via unsided/platform equipment decreased 6% and revenue per load on less-than-truckload loadings decreased 10% as compared to the 2018 fiscal year. The decrease in the number of loads hauled via truck compared to fiscal year 2018 was primarily attributable to a decrease in demand for the Company’s truckload services provided via van equipment. Fuel surcharges billed to customers on revenue generated by BCO Independent Contractors are excluded from revenue. Fuel surcharges on Truck Brokerage Carrier revenue identified separately in billings to customers and included as a component of Truck Brokerage Carrier revenue were $79,486,000 and $101,346,000 in fiscal years 2019 and 2018, respectively. It should be noted that billings to many customers of the Company’s truck brokerage services include a single all-in
rate that does not separately identify fuel surcharges on loads hauled via Truck Brokerage Carriers. Accordingly, the overall impact of changes in fuel prices on revenue and revenue per load on loads hauled via truck is likely to be greater than that indicated.
Transportation revenue generated by multimode capacity providers for fiscal year 2019 was $239,790,000, or 6% of total revenue, a decrease of $23,763,000, or 9%, compared to fiscal year 2018. The number of loads hauled by multimode capacity providers decreased approximately 5% in the 2019 fiscal year compared to the 2018 fiscal year, and revenue per load on revenue generated by multimode capacity providers decreased approximately 4% over the same period. The decrease in the number of loads hauled by multimode capacity providers was primarily due to a 10% decrease in rail intermodal loadings, mostly attributable to decreased loadings at three specific agencies. The decrease in revenue per load of 4% on loads hauled by multimode capacity providers was primarily attributable to decreased revenue per load on air loadings due to the impact of air loadings provided in support of disaster relief efforts during fiscal year 2018. Also, revenue per load on revenue generated by multimode capacity providers is influenced by many factors, including revenue mix among the various modes of transportation used, length of haul, complexity of freight, density of freight lanes, fuel costs and availability of capacity.

Purchased transportation was 76.6% and 77.4% of revenue in fiscal years 2019 and 2018, respectively. The decrease in purchased transportation as a percentage of revenue was primarily due to a decreased rate of purchased transportation paid on Truck Brokerage Carrier revenue and an increased percentage of revenue contributed by BCO Independent Contractors. Commissions to agents were 8.4% and 8.2% of revenue in fiscal years 2019 and 2018, respectively. The increase in commissions to agents as a percentage of revenue was primarily attributable to an increased net revenue margin on revenue generated by Truck Brokerage Carriers.
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
Capital Resources and Liquidity
Working capital and the ratio of current assets to current liabilities were $402,038,000 and 1.5 to 1, respectively, at December 26, 2020, compared with $444,984,000 and 1.8 to 1, respectively, at December 28, 2019, and $435,611,000 and 1.8 to 1, respectively, at December 29, 2018. Landstar has historically operated with current ratios within the range of 1.5 to 1 to 2.0 to 1. Cash provided by operating activities was $210,717,000, $307,840,000, and $297,901,000 in fiscal years 2020, 2019 and 2018, respectively. The decrease in cash flow provided by operating activities for fiscal year 2020 was primarily attributable to the increase in trade and other accounts receivable as of the end of the 2020 fiscal year as compared to as of the end of the 2019 fiscal year driven by the significant growth in revenue during the fourth fiscal quarter of 2020. The increase in cash flow provided by operating activities for fiscal year 2019 was primarily attributable to the timing of collections of trade receivables.
The Company declared and paid $0.79 per share, or $30,557,000 in the aggregate, in cash dividends during fiscal year 2020 and, during such period, also paid $78,947,000 of dividends payable which were declared during fiscal year 2019 and included in current liabilities in the consolidated balance sheet at December 28, 2019. In addition, on December 8, 2020, the Company announced that its Board of Directors declared a special cash dividend of $2.00 per share, or $76,770,000 in the aggregate, payable on January 22, 2021 to stockholders of record of its Common Stock as of January 8, 2021. Dividends payable of $76,770,000 related to this special dividend were included in current liabilities in the consolidated balance sheet at December 26, 2020. The Company declared and paid $0.70 per share, or $27,891,000 in the aggregate, in cash dividends during fiscal year 2019. The Company declared and paid $0.63 per share, or $25,933,000 in the aggregate, in cash dividends during fiscal year 2018 and, during such period, also paid $62,985,000 of dividends payable which were declared during fiscal year 2017 and included in current liabilities in the consolidated balance sheet at December 30, 2017. Since paying its first cash dividend in August 2005, the Company has paid approximately $506,000,000 in cash dividends in the aggregate to its stockholders, inclusive of the $2.00 per share special dividend paid on January 22, 2021.
During fiscal year 2020, the Company purchased 1,178,970 shares of its Common Stock at a total cost of $115,962,000. During fiscal year 2019, the Company purchased 849,068 shares of its Common Stock at a total cost of $88,578,000. During fiscal year 2018, the Company purchased 2,000,000 shares of its Common Stock at a total cost of $208,087,000. The Company has used cash provided by operating activities to fund the purchases. Since January 1997, the Company has purchased approximately $1,791,000,000 of its Common Stock under programs authorized by the Board of Directors of the Company in open market and private block transactions. As of December 26, 2020, the Company may purchase in the aggregate up to 1,821,030 shares of its Common Stock under its authorized stock purchase programs. Long-term debt, including current maturities, was $100,774,000 at December 26, 2020, compared to $112,844,000 at December 28, 2019 and $128,425,000 at December 29, 2018.
Equity was $691,835,000, or 87% of total capitalization (defined as long-term debt including current maturities plus equity), at December 26, 2020, compared to $721,469,000, or 86% of total capitalization, at December 28, 2019 and $689,133,000, or 84% of total capitalization, at December 29, 2018. The decrease in equity in fiscal year 2020 was primarily the result of purchases of shares of the Company’s Common Stock and dividends declared by the Company in fiscal year 2020, partially offset by net income. The increase in equity in fiscal year 2019 was primarily the result of net income, partially offset by purchases of shares of the Company’s Common Stock and dividends declared by the Company in fiscal year 2019.
On August 18, 2020, Landstar entered into an amended and restated credit agreement with a syndicate of banks and JPMorgan Chase Bank, N.A., as administrative agent (the “Credit Agreement”). The Credit Agreement, which matures on August 18, 2023, provides $250,000,000 of borrowing capacity in the form of a revolving credit facility, $35,000,000 of which may be utilized in the form of letters of credit. The Credit Agreement includes an “accordion” feature providing for a possible increase up to an aggregate borrowing capacity of $400,000,000.
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
At December 26, 2020, the Company had no borrowings outstanding and $33,618,000 of letters of credit outstanding under the Credit Agreement. At December 26, 2020, there was $216,382,000 available for future borrowings under the Credit Agreement. In addition, the Company has $64,934,000 in letters of credit outstanding as collateral for insurance claims that are secured by investments totaling $72,149,000 at December 26, 2020. Investments, all of which are carried at fair value, include primarily investment-grade bonds and U.S. Treasury obligations having maturities of up to five years. Fair value of investments is based primarily on quoted market prices. See “Notes to Consolidated Financial Statements” included herein for further discussion on measurement of fair value of investments.
Historically, the Company has generated sufficient operating cash flow to meet its debt service requirements, fund continued growth, both organic and through acquisitions, complete or execute share purchases of its Common Stock under authorized share purchase programs, pay dividends and meet working capital needs. As an asset-light provider of integrated transportation management solutions, the Company’s annual capital requirements for operating property are generally for trailing equipment and information technology hardware and software. In addition, a significant portion of the trailing equipment used by the Company is provided by third party capacity providers, thereby reducing the Company’s capital requirements. During fiscal years 2020, 2019 and 2018, the Company acquired $31,633,000, $29,054,000 and $46,595,000, respectively, of trailing equipment by entering into finance leases. During fiscal years 2020, 2019 and 2018, the Company also purchased $30,626,000, $19,416,000 and $9,747,000, respectively, of operating property. Included in the $9,747,000 of purchases of operating property during the 2018 fiscal year was $2,162,000 related to the completion of its Laredo, Texas facility for which the Company accrued a corresponding liability in accounts payable as of December 30, 2017. During fiscal year 2020, Landstar acquired $500,000 of operating property for which the Company accrued a corresponding liability in accounts payable as of December 26, 2020. Landstar anticipates acquiring either by purchase or lease financing approximately $77,000,000 in new trailing equipment primarily to replace older trailing equipment in fiscal 2021. Landstar anticipates spending approximately $23,000,000 on information technology hardware and software in fiscal 2021, $16,000,000 of which relates to either building or buying software applications that enhance or add to the Company’s technology ecosystem.
As previously disclosed in the Company’s 2019 Annual Report on Form
10-K,
on January 29, 2019, Landstar acquired all of the remaining equity interests in Landstar Metro and Landstar Servicios held by their former minority equityholders. As of such date, Landstar Metro and Landstar Servicios each became wholly owned subsidiaries of the Company. Cash consideration paid in the 2019 fiscal year to purchase these remaining equity interests was $600,000. Further, on June 15, 2020, Landstar Blue completed the acquisition of an independent agent of the Company. Cash consideration paid for the acquisition was approximately $2,766,000.
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
Critical Accounting Policies and Estimates
Landstar provides for the estimated costs of self-insured claims primarily on an actuarial basis. The amount recorded for the estimated liability for claims incurred is based upon the facts and circumstances known on the applicable balance sheet date. The ultimate resolution of these claims may be for an amount greater or less than the amount estimated by management. The Company continually revises its existing claim estimates as new or revised information becomes available on the status of each claim. Historically, the Company has experienced both favorable and unfavorable development of prior years’ claims estimates. During fiscal years 2020, 2019 and 2018, insurance and claims costs included $9,196,000, $16,679,000 and $13,960,000 of net unfavorable adjustments to prior years’ claims estimates, respectively. The unfavorable development of prior years’ claims in the 2020 and 2019 fiscal years was attributable in each year to several specific claims as well as to actuarially determined adjustments to prior year commercial trucking loss estimates. It is reasonably likely that the ultimate outcome of settling all outstanding claims will be more or less than the estimated claims liability at December 26, 2020.
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
Item 7A.
Quantitative and Qualitative Disclosures About Market Risk
The Company is exposed to changes in interest rates as a result of its financing activities, primarily its borrowings on its revolving credit facility, if any, and investing activities with respect to investments held by the insurance segment.
On August 18, 2020, Landstar entered into an amended and restated credit agreement with a syndicate of banks and JPMorgan Chase Bank, N.A., as administrative agent (the “Credit Agreement”). The Credit Agreement, which matures on August 18, 2023, provides $250,000,000 of borrowing capacity in the form of a revolving credit facility, $35,000,000 of which may be utilized in the form of letters of credit. The Credit Agreement includes an “accordion” feature providing for a possible increase up to an aggregate borrowing capacity of $400,000,000.
The revolving credit loans under the Credit Agreement, at the option of Landstar, bear interest at (i) the Eurocurrency rate plus an applicable margin ranging from 1.25% to 2.00%, or (ii) an alternate base rate plus an applicable margin ranging from 0.25% to 1.00%, in each case with the applicable margin determined based upon the Company’s Leverage Ratio, as defined in the Credit Agreement, at the end of the most recent applicable fiscal quarter for which financial statements have been delivered. The revolving credit facility bears a commitment fee, payable in arrears, of 0.25% to 0.35%, based on the Company’s Leverage Ratio at the end of the most recent applicable fiscal quarter for which financial statements have been delivered. As of both December 26, 2020 and December 28, 2019 and during all of fiscal years 2020 and 2019, the Company had no borrowings outstanding under the Credit Agreement.
Long-term investments, all of which are
available-for-sale
and are carried at fair value, include primarily investment-grade bonds and U.S. Treasury obligations having maturities of up to five years. Assuming that the long-term portion of investments remains at $81,216,000, the balance at December 26, 2020, a hypothetical increase or decrease in interest rates of 100 basis points would not have a material impact on future earnings on an annualized basis. Short-term investments consist of short-term investment-grade instruments and the current maturities of investment-grade corporate bonds and U.S. Treasury obligations. Accordingly, any future interest rate risk on these short-term investments would not be material to the Company’s operating results.
Assets and liabilities of the Company’s Canadian and Mexican operations are translated from their functional currency to U.S. dollars using exchange rates in effect at the balance sheet date and revenue and expense accounts are translated at average monthly exchange rates during the period. Adjustments resulting from the translation process are included in accumulated other comprehensive income. Transactional gains and losses arising from receivable and payable balances, including intercompany balances, in the normal course of business that are denominated in a currency other than the functional currency of the operation are recorded in the statements of income when they occur. The assets held at the Company’s Canadian and Mexican subsidiaries December at 26, 2020 were collectively, as translated to U.S. dollars, approximately 4% of total consolidated assets. Accordingly, translation gains or losses of 25% or less related to the Canadian and Mexican operations would not be material.

Item 8.
Financial Statements and Supplementary Data
LANDSTAR SYSTEM, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	Dec. 26, 2020	Dec. 28, 2019
ASSETS

Current Assets
Cash and cash equivalents	$249,354	$319,515
Short-term investments	41,375	32,901
Trade accounts receivable, less allowance of $8,670 and $7,284	764,169	588,549
Other receivables, including advances to independent contractors, less allowance of $7,239 and $7,667	134,757	35,553
Other current assets	18,520	21,370

Total current assets	1,208,175	997,888

Operating property, less accumulated depreciation and amortization of $299,407 and $280,849	296,996	285,855
Goodwill	40,949	38,508
Other assets	107,679	105,460

Total assets	$1,653,799	$1,427,711

LIABILITIES AND EQUITY

Current Liabilities
Cash overdraft	$74,748	$53,878
Accounts payable	380,505	271,996
Current maturities of long-term debt	35,415	42,632
Insurance claims	149,774	44,532
Dividends payable	76,770	78,947
Other current liabilities	88,925	60,919

Total current liabilities	806,137	552,904

Long-term debt, excluding current maturities	65,359	70,212
Insurance claims	38,867	33,575
Deferred income taxes and other noncurrent liabilities	51,601	49,551
Shareholders’ Equity
Common stock, $0.01 par value, authorized 160,000,000 shares, issued 68,183,702 and 68,083,419 shares	682	681
Additional paid-in capital	228,875	226,123
Retained earnings	2,046,238	1,962,161
Cost of 29,797,639 and 28,609,926 shares of common stock in treasury	(1,581,961)	(1,465,284)
Accumulated other comprehensive loss	(1,999)	(2,212)

Total shareholders’ equity	691,835	721,469

Total liabilities and equity	$1,653,799	$1,427,711

See accompanying notes to consolidated financial statements.

3
5

LANDSTAR SYSTEM, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share amounts)

	Fiscal Years Ended
	December 26, 2020	December 28, 2019	December 29, 2018
Revenue	$4,132,981	$4,084,577	$4,615,144
Investment income	3,399	5,041	3,816
Costs and expenses:
Purchased transportation	3,192,850	3,127,474	3,569,961
Commissions to agents	340,780	342,226	378,002
Other operating costs, net of gains/losses on asset sales/dispositions	30,463	37,274	31,803
Insurance and claims	87,773	80,319	75,677
Selling, general and administrative	167,633	158,953	188,212
Depreciation and amortization	45,855	44,468	43,570
Impairment of intangible and other assets	2,582	—	—
Commission program termination costs	15,494	—	—

Total costs and expenses	3,883,430	3,790,714	4,287,225

Operating income	252,950	298,904	331,735
Interest and debt expense	3,953	3,141	3,354

Income before income taxes	248,997	295,763	328,381
Income taxes	56,891	68,060	73,168

Net income	192,106	227,703	255,213
Less: Net loss attributable to noncontrolling interest	—	(17)	(68)

Net income attributable to Landstar System, Inc. and subsidiary	$192,106	$227,720	$255,281

Earnings per common share attributable to Landstar System, Inc. and subsidiary	$4.98	$5.72	$6.19

Diluted earnings per share attributable to Landstar System, Inc. and subsidiary	$4.98	$5.72	$6.18

Average number of shares outstanding:
Earnings per common share	38,602,000	39,786,000	41,273,000

Diluted earnings per share	38,602,000	39,786,000	41,310,000

Dividends per common share	$2.79	$2.70	$0.63

See accompanying notes to consolidated financial statements.

3
6

LANDSTAR SYSTEM, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)

	Fiscal Years Ended
	Dec. 26, 2020	Dec. 28, 2019	Dec. 29, 2018
Net income attributable to Landstar System, Inc. and subsidiary	$192,106	$227,720	$255,281
Other comprehensive income (loss):
Unrealized holding gains (losses) on available-for-sale investments, net of tax expense (benefit) of $463, $561, $(206)	1,688	2,050	(786)
Foreign currency translation (losses) gains	(1,475)	1,613	(1,927)

Other comprehensive income (loss)	213	3,663	(2,713)

Comprehensive income attributable to Landstar System, Inc. and subsidiary	$192,319	$231,383	$252,568

See accompanying notes to consolidated financial statements.

3
7

LANDSTAR SYSTEM, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Fiscal Years Ended
	Dec. 26, 2020	Dec. 28, 2019	Dec. 29, 2018
OPERATING ACTIVITIES
Net income	$192,106	$227,703	$255,213
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of operating property and intangible assets	45,855	44,468	43,570
Non-cash interest charges	334	253	253
Provisions for losses on trade and other accounts receivable	9,415	9,831	7,415
Gains on sales/disposals of operating property	(2,576)	(1,016)	(979)
Impairment of intangible and other assets	2,582	—	—
Deferred income taxes, net	1,130	4,767	2,115
Stock-based compensation	4,639	4,236	18,256
Changes in operating assets and liabilities:
(Increase) decrease in trade and other accounts receivable	(285,169)	81,415	(57,419)
Increase in other assets	(4,719)	(11,395)	(2,962)
Increase (decrease) in accounts payable	108,090	(42,138)	22,527
Increase (decrease) in other liabilities	28,496	(17,786)	8,367
Increase in insurance claims	110,534	7,502	1,545

NET CASH PROVIDED BY OPERATING ACTIVITIES	210,717	307,840	297,901

INVESTING ACTIVITIES
Net change in other short-term investments	131	(131)	—
Sales and maturities of investments	22,632	62,922	51,576
Purchases of investments	(25,550)	(65,922)	(54,041)
Purchases of operating property	(30,626)	(19,416)	(9,747)
Proceeds from sales of operating property	7,760	3,991	4,018
Consideration paid for acquisition	(2,766)	—	—

NET CASH USED BY INVESTING ACTIVITIES	(28,419)	(18,556)	(8,194)

FINANCING ACTIVITIES
Increase (decrease) in cash overdraft	20,870	(1,461)	13,097
Dividends paid	(109,504)	(27,891)	(88,918)
Payment for debt issue costs	(1,132)	—	—
Proceeds from exercises of stock options	725	1,056	1,435
Taxes paid in lieu of shares issued related to stock-based compensation plans	(3,326)	(8,456)	(3,938)
Purchases of common stock	(115,962)	(88,578)	(208,087)
Principal payments on finance lease obligations	(43,703)	(44,635)	(43,283)
Purchase of noncontrolling interest	—	(600)	—
Payment of contingent consideration	—	—	(985)

NET CASH USED BY FINANCING ACTIVITIES	(252,032)	(170,565)	(330,679)

Effect of exchange rate changes on cash and cash equivalents	(427)	1,060	(1,708)

(Decrease) increase in cash and cash equivalents	(70,161)	119,779	(42,680)
Cash and cash equivalents at beginning of period	319,515	199,736	242,416

Cash and cash equivalents at end of period	$249,354	$319,515	$199,736

See accompanying notes to consolidated financial statements.

3
8

LANDSTAR SYSTEM, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Fiscal Years Ended December 26, 2020,
December 28, 2019 and December 29, 2018
(In thousands, except share and per share amounts)

	Landstar System, Inc. and Subsidiary Shareholders
			Additional				Accumulated Other	Non-
	Common Stock		Paid-In	Retained	Treasury Stock at Cost		Comprehensive	controlling
	Shares	Amount	Capital	Earnings	Shares	Amount	(Loss) Income	Interests	Total
Balance December 30, 2017	67,740,380	$677	$209,599	$1,611,158	25,749,493	$(1,167,600)	$ (3,162)	$3,205	$653,877
Adoption of accounting standards (Note 1)				773					773
Net income (loss)				255,281				(68)	255,213
Dividends ($0.63 per share)				(25,933)					(25,933)
Purchases of common stock					2,000,000	(208,087)			(208,087)
Transaction with noncontrolling interests			1,078					(1,078)	—
Issuance of stock related to stock-based compensation plans	130,582	2	(2,081)		5,508	(424)			(2,503)
Stock-based compensation			18,256						18,256
Other comprehensive (loss) income							(2,713)	250	(2,463)

Balance December 29, 2018	67,870,962	$679	$226,852	$1,841,279	27,755,001	$(1,376,111)	$(5,875)	$2,309	$689,133
Net income (loss)				227,720				(17)	227,703
Dividends ($2.70 per share)				(106,838)					(106,838)
Purchases of common stock					849,068	(88,578)			(88,578)
Purchase noncontrolling interests			1,842					(2,442)	(600)
Issuance of stock related to stock-based compensation plans	212,457	2	(6,807)		5,857	(595)			(7,400)
Stock-based compensation			4,236						4,236
Other comprehensive income							3,663	150	3,813

Balance December 28, 2019	68,083,419	$681	$226,123	$1,962,161	28,609,926	$(1,465,284)	$(2,212)	$—	$721,469
Adoption of accounting standards (Note 1 6 )				(702)					(702)
Net income				192,106					192,106
Dividends ($2.79 per share)				(107,327)					(107,327)
Purchases of common stock					1,178,970	(115,962)			(115,962)
Issuance of stock related to stock-based compensation plans	100,283	1	(1,887)		8,743	(715)			(2,601)
Stock-based compensation			4,639						4,639
Other comprehensive income							213	—	213

Balance December 26, 2020	68,183,702	$682	$228,875	$2,046,238	29,797,639	$(1,581,961)	$(1,999)	$—	$691,835

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
2014-09
–
Revenue from Contracts with Customers
(“ASU
2014-09”)
on December 31, 2017 under the modified retrospective transition method resulting in a $773,000 cumulative adjustment to retained earnings. Our reported results for 2020, 2019 and 2018 are presented under Topic 606
.

4
0

Revenue from Contracts with Customers – Disaggregation of Revenue
The following table summarizes
(i)
the percentage of consolidated revenue generated by mode of transportation and
(ii)
the
total
amount
 of
truck transportation revenue
hauled
by BCO Independent Contractors and Truck Brokerage Carriers
generated by
equipment type during the fiscal years ended December 26, 2020, December 28, 2019 and December 29, 2018 (dollars in thousands):

	Fiscal Years Ended
Mode	December 26, 2020	December 28, 2019	December 29, 2018
Truck – BCO Independent Contractors	45%	45%	43%
Truck – Truck Brokerage Carriers	47%	47%	49%
Rail intermodal	3%	3%	3%
Ocean and air cargo carriers	3%	3%	3%
Truck Equipment Type
Van equipment	$2,515,940	$2,371,188	$2,791,494
Unsided/platform equipment	$1,202,295	$1,295,817	$1,386,387
Less-than-truckload	$97,546	$98,324	$102,531
Insurance Claim Costs
Landstar provides, primarily on an actuarially determined basis, for the estimated costs of cargo, property, casualty, general liability and workers’ compensation claims both reported and for claims incurred but not reported. For periods prior to May 1, 2019, Landstar retains liability for commercial trucking claims up to $5,000,000 per occurrence and maintains various third party insurance arrangements for liabilities in excess of its $5,000,000 self-insured retention. Effective May 1, 2019, the Company entered into a new three year commercial auto liability insurance arrangement for losses incurred between $5,000,000 and $10,000,000 (the “Initial Excess Policy”) with a third party insurance company. For commercial trucking claims incurred on or after May 1, 2019 through April 30, 2022, the Initial Excess Policy provides for a limit for a single loss of $5,000,000, with an aggregate limit of $15,000,000 for each policy year, an aggregate limit of $20,000,000 for the thirty-six
month term ended April 30, 2022, and options to increase such aggregate limits for pre-established
amounts of additional premium. If aggregate losses under the Initial Excess Policy exceed either the annual aggregate limit or the aggregate limit for the three year period ending April 30, 2022, and the Company did not elect to increase such aggregate limits for a pre-established
amount of additional premium, Landstar would retain liability of up to $10,000,000 per occurrence, inclusive of its $5,000,000 self-insured retention for commercial trucking claims during the remainder of the applicable policy year(s). Moreover,
a
s a result of the Company’s aggregate loss experience since it entered into the Initial Excess Policy, the
Initial Excess Policy required the Company to
pay additional premium
up to a pre-established maximum amount of $3,500,000,

which was provided for in insurance and claims costs for the Company’s 2020 fiscal first quarter.
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
In addition, third party insurance arrangements providing excess coverage for commercial trucking liabilities in excess of Landstar’s self-insured retention generally require that the Company fund settlement payments to claimants and seek reimbursement from the Company’s third party insurance providers, as applicable. In connection with settlements of claims in excess of the Company’s $5 million self-insured retention, the Company accrues for such anticipated settlement payments and records a corresponding receivable for amounts the Company expects to collect from its third party insurance providers following the payment of such settlement amounts. On the Company’s consolidated balance sheet as of December 26, 2020, the Company has an aggregate accrual of current liabilities in insurance claims for anticipated payments of settlement amounts above our self-insured retention of

$104,000,000, and a corresponding amount of current assets included in other receivables. The Company believes it is reasonably assured that it will collect these receivables from its third party insurance providers following its payment of the settlement amounts included in its accrual. The Company evaluates collectability of these receivables based on the credit worthiness and surplus of the applicable third party insurance provider, along with its prior experience and contractual terms with such third party insurance provider.
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

4
2

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

Following is a summary of the activity in the allowance for doubtful accounts for fiscal years ending December 26, 2020, December 28, 2019 and December 29, 2018 (in thousands):

	Balance at Beginning of Period	Charged to Costs and Expenses	Write-offs, Net of Recoveries	Balance at End of Period
For the Fiscal Year Ended December 26, 2020
Trade receivables	$7,284	$6,121	$(4,735)	$8,670
Other receivables	8,806	3,291	(3,698)	8,399
Other non-current receivables	260	3	1	264

	$16,350	$9,415	$(8,432)	$17,333

For the Fiscal Year Ended December 28, 2019
Trade receivables	$6,413	$4,309	$(3,438)	$7,284
Other receivables	7,211	5,518	(3,923)	8,806
Other non-current receivables	256	4	—	260

	$13,880	$9,831	$(7,361)	$16,350

For the Fiscal Year Ended December 29, 2018
Trade receivables	$6,131	$3,886	$(3,604)	$6,413
Other receivables	6,952	3,520	(3,261)	7,211
Other non-current receivables	251	9	(4)	256

	$13,334	$7,415	$(6,869)	$13,880

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
Testing Goodwill for Impairment
. ASU
2011-08
permits an initial assessment, commonly referred to as “step zero”, of qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount and also provides a basis for determining whether it is necessary to perform the quantitative analysis required by ASC Topic 350. In the fourth fiscal quarter of 2020, the Company performed the qualitative assessment of goodwill and determined it was more likely than not that the fair value of each of its reporting units would be greater than its carrying amount. Therefore, the Company determined it was not necessary to perform the quantitative goodwill impairment test. Furthermore, there has been no historical impairment of the Company’s goodwill.
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

4
3

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
Earnings Per Share
Earnings per common share
attributable
to Landstar System, Inc. and subsidiary are based on the weighted average number of shares outstanding
, including outstanding
non-vested
restricted stock and outstanding Deferred Stock Units. Diluted earnings
per share attributable to Landstar System, Inc. and subsidiary are based on the weighted average number of common shares and Deferred Stock Units outstanding plus the incremental shares that would have been outstanding upon the assumed exercise of all dilutive stock options.
The following table provides a reconciliation of the average number of common shares outstanding used to calculate earnings per common share attributable to Landstar System, Inc. and subsidiary to the average number of common shares and common share equivalents outstanding used to calculate diluted earnings per share attributable to Landstar System, Inc. and subsidiary (in thousands):

	Fiscal Years
	2020	2019	2018
Average number of common shares outstanding	38,602	39,786	41,273
Incremental shares from assumed exercises of stock options	—	—	37

Average number of common shares and common share equivalents outstanding	38,602	39,786	41,310

For the fiscal years ended December 26, 2020, December 28, 2019 and December 29, 2018, no options outstanding to purchase shares of Common Stock were antidilutive. Outstanding RSUs were excluded from the calculation of diluted earnings per share attributable to Landstar System, Inc. and subsidiary for all periods because the performance metric requirements or market condition for vesting had not been satisfied.
Dividends Payable
On December 8, 2020, the Company announced that its Board of Directors declared a special cash dividend of $2.00 per share payable on January 22, 2021, to stockholders of record of its Common Stock as of January 8, 2021. Dividends payable of $76,770,000 related to this special dividend were included in current liabilities in the consolidated balance sheet at December 26, 2020.
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

4
4

(2) Acquired Business
On May 6, 2020,
the
C
ompan
y
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
(3) Other Comprehensive Income
The following table presents the components of and changes in accumulated other comprehensive income attributable to Landstar System, Inc. and subsidiary, net of related income taxes, as of and for the fiscal years ended December 26, 2020, December 28, 2019 and December 29, 2018 (in thousands):

	Unrealized Holding (Losses) Gains on Available-for-Sale Securities	Foreign Currency Translation	Total
Balance as of December 30, 2017	$(144)	$(3,018)	$(3,162)
Other comprehensive loss	(786)	(1,927)	(2,713)

Balance as of December 29, 2018	(930)	(4,945)	(5,875)
Other comprehensive income	2,050	1,613	3,663

Balance as of December 28, 2019	1,120	(3,332)	(2,212)
Other comprehensive income (loss)	1,688	(1,475)	213

Balance as of December 26, 2020	$2,808	$(4,807)	$(1,999)

Amounts reclassified from accumulated other comprehensive income to investment income due to the realization of previously unrealized gains and losses in the accompanying consolidated statements of income were not significant for the fiscal years ended December 26, 2020, December 28, 2019 and December 29, 2018.
(4) Investments
Investments include primarily investment-grade corporate bonds and U.S. Treasury obligations having maturities of up to five years (the “bond portfolio”) and money market investments. Investments in the bond portfolio are reported as available-for-sale
and are carried at fair value. Investments maturing less than one year from the balance sheet date are included in short-term investments and investments maturing more than one year from the balance sheet date are included in other assets in the consolidated balance sheets. Management performs an analysis of the nature of the unrealized losses on available-for-sale
investments to determine whether an allowance for credit loss is appropriate.
Unrealized losses, representing the excess of the purchase price of an investment over its fair value as of the end of a period, considered to be a result of credit-related factors, are to be included as a charge in the statement of income, while unrealized losses considered to be a result of non
-
credit-related factors are to be included as a component of shareholders’ equity. Investments whose values are based on quoted market prices in active markets are classified within Level 1. Investments that trade in markets that are not considered to be active, but are valued based on quoted market prices, are classified within Level 2. As Level 2 investments include positions that are not traded in active markets, valuations may be adjusted to reflect illiquidity and/or non-transferability,
which are generally based on available market information. Any transfers between levels are recognized as of the beginning of any reporting period. Fair value of the bond portfolio was determined using Level 1 inputs related to U.S. Treasury obligations and money market investments and Level 2 inputs related to investment-grade corporate bonds, asset-backed securities and direct obligations of government agencies. Unrealized gains, net of unrealized losses, on the investments in the bond portfolio were $3,578,000 and $1,427,000 at December 26, 2020 and December 28, 2019, respectively.

4
5

The amortized cost and fair values of
available-for-sale
investments are as follows at December 26, 2020 and December 28, 2019 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 26, 2020
Money market investments	$17,867	$—	$—	$17,867
Asset-backed securities	567	—	26	541
Corporate bonds and direct obligations of government agencies	98,241	3,551	72	101,720
U.S. Treasury obligations	2,338	125	—	2,463

Total	$119,013	$3,676	$98	$122,591

December 28, 2019
Money market investments	$15,691	$—	$—	$15,691
Asset-backed securities	572	—	1	571
Corporate bonds and direct obligations of government agencies	97,583	1,465	44	99,004
U.S. Treasury obligations	2,335	12	5	2,342

Total	$116,181	$1,477	$50	$117,608

For those
available-for-sale
investments with unrealized losses at December 26, 2020 and December 28, 2019, the following table summarizes the duration of the unrealized loss (in thousands):

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
December 26, 2020
Asset-backed securities	$541	$26	$—	$—	$541	$26
Corporate bonds and direct obligations of government agencies	2,681	72	—	—	2,681	72

Total	$3,222	$98	$—	$—	$3,222	$98

December 28, 2019
Asset-backed securities	$571	$1	$—	$—	$571	$1
Corporate bonds and direct obligations of government agencies	8,728	41	4,260	3	12,988	44
U.S. Treasury obligations	1,226	5	—	—	1,226	5

Total	$10,525	$47	$4,260	$3	$14,785	$50

The Company expects to recover, through collection of all of the contractual cash flows of each security, the amortized cost basis of these securities as it does not intend to sell, and does not anticipate being required to sell, these securities before recovery of the cost basis. For these reasons, no losses have been recognized in the Company’s consolidated statements of income.
Short-term investments include $41,375,000 in current maturities of investments held by the Company’s insurance segment at December 26, 2020. The non-current
portion of the bond portfolio of $81,216,000 is included in other assets. The short-term investments, together with $30,774,000 of non-current
investments, provide collateral for the $64,934,000 of letters of credit issued to guarantee payment of insurance claims.
Investment income represents the earnings on the insurance segment’s assets. Investment income earned from the assets of the insurance segment are included as a component of operating income as the investment of these assets is critical to providing collateral, liquidity and earnings with respect to the operation of the Company’s insurance programs.

4
6

(5) Income Taxes
The provisions for income taxes consisted of the following (in thousands):

	Fiscal Years
	2020	2019	2018
Current:
Federal	$47,955	$52,422	$60,650
State	7,249	10,367	9,410
Foreign	557	504	993

Total current	$55,761	$63,293	$71,053

Deferred:
Federal	$1,523	$4,212	$1,730
State	(393)	555	385

Total deferred	$1,130	$4,767	$2,115

Income taxes	$56,891	$68,060	$73,168

Temporary differences and carryforwards which gave rise to deferred tax assets and liabilities consisted of the following (in thousands):

	Dec. 26, 2020	Dec. 28, 2019
Deferred tax assets:
Receivable valuations	$4,286	$4,004
Share-based payments	2,020	2,923
Self-insured claims	3,613	3,565
Other	6,056	2,935

Total deferred tax assets	$15,975	$13,427

Deferred tax liabilities:
Operating property	$52,014	$49,669
Goodwill	3,772	4,223
Other	3,087	1,531

Total deferred tax liabilities	$58,873	$55,423

Net deferred tax liability	$42,898	$41,996

The following table summarizes the differences between income taxes calculated at the federal income tax rates of 21% for 2020, 2019, and 2018 on income before income taxes and the provisions for income taxes (in thousands):

	Fiscal Years
	2020	2019	2018
Income taxes at federal income tax rate	$52,289	$62,110	$68,960
State income taxes, net of federal income tax benefit	5,375	8,876	7,713
Non-deductible executive compensation	96	—	1,012
Meals and entertainment exclusion	326	644	719
Share-based payments	(977)	(3,093)	(2,138)
Section 199 deductions and R&D credits	(717)	(714)	(3,309)
Other, net	499	237	211

Income taxes	$56,891	$68,060	$73,168

The Company files a consolidated U.S. federal income tax return. The Company or its subsidiaries file state tax returns in the majority of the U.S. state tax jurisdictions. With few exceptions, the Company and its subsidiaries are no longer subject to U.S. federal or state income tax examinations by tax authorities for 2016 and prior years. The Company’s wholly-owned Canadian subsidiary, Landstar Canada, Inc., is subject to Canadian income and other taxes. The Company’s wholly-owned Mexican subsidiaries, Landstar Holdings, S. de R.L.C.V., Landstar Metro, S.A.P.I. de C.V. and Landstar Metro Servicios S.A.P.I. de C.V., are subject to Mexican income and other taxes. The Company’s Canadian and Mexican subsidiaries also may each be subject to U.S. income and other taxes.
As of December 26, 2020 and December 28, 2019, the Company had $2,030,000 and $2,253,000, respectively, of net unrecognized tax benefits representing the provision for the uncertainty of certain tax positions plus a component of interest and penalties. Estimated interest and penalties on the provision for the uncertainty of certain tax positions is included in income tax expense. At December 26, 2020 and December 28, 2019
,
there was $648,000 and $690,000, respectively, accrued for estimated interest and penalties related to the uncertainty of certain tax positions. The Company does not currently anticipate any significant increase or decrease to the unrecognized tax benefit during fiscal year 2021.

4
7

The following table summarizes the rollforward of the total amounts of gross unrecognized tax benefits for fiscal years 2020 and 2019 (in thousands):

	Fiscal Years
	2020	2019
Gross unrecognized tax benefits – beginning of the year	$3,014	$3,519
Gross increases related to current year tax positions	349	468
Gross increases related to prior year tax positions	232	469
Gross decreases related to prior year tax positions	—	(295)
Settlements	—	(356)
Lapse of statute of limitations	(1,010)	(791)

Gross unrecognized tax benefits – end of the year	$2,585	$3,014

Landstar paid income taxes of $47,589,000 in fiscal year 2020, $67,317,000 in fiscal year 2019 and $75,124,000 in fiscal year 2018.
(6) Operating Property
Operating property is summarized as follows (in thousands):

	Dec. 26, 2020	Dec. 28, 2019
Land	$16,328	$15,834
Buildings and improvements	64,314	58,484
Trailing equipment	433,400	425,595
Other equipment	82,361	66,791

Total operating property, gross	596,403	566,704
Less accumulated depreciation and amortization	299,407	280,849

Total operating property, net	$296,996	$285,855

Included above is $199,045,000 in fiscal year 2020 and $222,993,000 in fiscal year 2019 of operating property under finance leases, $139,259,000 and $156,439,000, respectively, net of accumulated depreciation and amortization. Landstar acquired operating property by entering into finance leases in the amount of $31,633,000 in fiscal year 2020, $29,054,000 in fiscal year 2019 and $46,595,000 in fiscal year 2018.
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
The expense for the Company-sponsored defined contribution plan included in selling, general and administrative expense was $2,417,000 in fiscal year 2020, $2,427,000 in fiscal year 2019 and $2,147,000 in fiscal year 2018.
(8) Debt
Other than the finance lease obligations as presented on the consolidated balance sheets, the Company had no outstanding debt as of December 26, 2020 and December 28, 2019.
On August 18, 2020, Landstar entered into
an amended and restated
 credit agreement with a syndicate of banks and JPMorgan Chase Bank, N.A., as administrative agent
(
the “Credit Agreement”). The Credit Agreement
, which matures on August 18, 2023,

provides $250,000,000 of borrowing capacity in the form of a revolving credit facility, $35,000,000 of which may be utilized in the form of letters of credit. The Credit Agreement includes an “accordion” feature providing for a possible increase up to an aggregate borrowing capacity of $400,000,000.

4
8

The revolving credit loans under the Credit Agreement, at the option of Landstar, bear interest at (i) the Eurocurrency rate plus an applicable margin ranging from 1.25% to 2.00%, or (ii) an alternate base rate plus an applicable margin ranging from 0.25% to 1.00%, in each case with the applicable margin determined based upon the Company’s Leverage Ratio, as defined in the Credit Agreement, at the end of the most recent applicable fiscal quarter for which financial statements have been delivered. The revolving credit facility bears a commitment fee, payable quarterly in arrears, of 0.25% to 0.35%, based on the Company’s Leverage Ratio at the end of the most recent applicable fiscal quarter for which financial statements have been delivered. As of December 26, 2020 and December 28, 2019, the Company had no borrowings outstanding under the Credit Agreement.
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
Landstar paid interest of $3,915,000 in fiscal year 2020, $4,439,000 in fiscal year 2019 and $3,761,000 in fiscal year 2018.
(9) Leases
Landstar’s noncancelable leases are primarily comprised of finance leases for the acquisition of new trailing equipment. Each finance lease for the acquisition of trailing equipment is a five year lease with a $1 purchase option for the applicable equipment at lease expiration. Substantially all of Landstar’s operating lease right-of-use
assets and operating lease liabilities represent leases for facilities maintained in support of the Company’s network of BCO Independent Contractors and office space used to conduct Landstar’s business. These leases do not have significant rent escalation holidays, concessions, leasehold improvement incentives or other build-out
clauses. Further, the leases do not contain contingent rent provisions. Landstar also rents
 certain trailing equipment to supplement the Company-owned trailer fleet under
“month-to-month”
lease terms, which are not required to be recorded on the balance sheet due to the less than twelve month lease term exemption. Sublease income is primarily comprised of weekly trailing equipment rentals to our BCO Independent Contractors.
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

The components of lease cost for finance leases and operating leases as of December 26, 2020 were (in thousands):

Finance leases:
Amortization of right-of-use assets	$24,589
Interest on lease liability	3,155

Total finance lease cost	27,744
Operating leases:
Lease cost	3,075
Variable lease cost	—
Sublease income	(4,695)

Total net operating lease income	(1,620)

Total net lease cost	$26,124

Total rent expense, net of sublease rent income, under operating leases was $490,000 in fiscal year 2019. Total sublease rent income, net of rent expense, under operating leases was $868,000 in fiscal year 2018.
A summary of the lease classification on our consolidated balance sheet as of December 26, 2020 is as follows (in thousands):
Assets:

Operating lease right-of-use assets	Other assets	$2,595
Finance lease assets	Operating property, less accumulated depreciation and amortization	139,259

Total lease assets		$141,854

Liabilities:
The following table reconciles the undiscounted cash flows for the finance and operating leases to the finance and operating lease liabilities recorded on the balance sheet at December 26, 2020 (in thousands):

	Finance Leases	Operating Leases
2021	$37,917	$762
2022	28,774	697
2023	21,759	612
2024	11,827	528
2025	5,580	216
Thereafter	—	—

Total future minimum lease payments	105,857	2,815
Less amount representing interest (1.9% to 4.4%)	5,083	220

Present value of minimum lease payments	$100,774	$2,595

Current maturities of long-term debt	35,415
Long-term debt, excluding current maturities	65,359
Other current liabilities		739
Deferred income taxes and other noncurrent liabilities		1,856
The weighted average remaining lease term and the weighted average discount rate for finance and operating leases as of December 26, 2020 were:

	Finance Leases	Operating Leases
Weighted average remaining lease term (years)	3.4	4.0
Weighted average discount rate	3.0%	4.0%

5
0

(10) Share-Based Payment Arrangements
As of Decemb
e
r 26, 2020, the Company had two employee equity incentive plans, the 2002 employee stock option and stock incentive plan (the “ESOSIP”) and the 2011 equity incentive plan (the “2011 EIP”). No further grants can be made under the ESOSIP. The Company also has a stock compensation plan for members of its Board of Directors, the Amended and Restated 2013 Directors Stock Compensation Plan (as amended and restated as of May 17, 2016, the “2013 DSCP”). 6,000,000 shares of the Company’s Common Stock were authorized for issuance under the 2011 EIP and 115,000 shares of the Company’s Common Stock were authorized for issuance under the 2013 DSCP. The ESOSIP, 2011 EIP and 2013 DSCP are each referred to herein as a “Plan,” and, collectively, as the “Plans.”Amounts recognized in the financial statements with respect to these Plans are as follows (in thousands):

	Fiscal Years
	2020	2019	2018
Total cost of the Plans during the period	$4,639	$4,236	$18,256
Amount of related income tax benefit recognized during the period	(2,114)	(4,130)	(6,610)

Net cost of the Plans during the period	$2,525	$106	$11,646

Included in income tax benefits recognized in the fiscal years ended December 26, 2020, December 28, 2019 and December 29, 2018 were excess tax benefits from stock-based awards of $941,000, $3,019,000 and $2,060,000, respectively.
As of December 26, 2020, there were 60,586 shares of the Company’s Common Stock reserved for issuance under the 2013 DSCP and 3,672,286 shares of the Company’s Common Stock reserved for issuance in the aggregate under the ESOSIP and 2011 EIP.
Restricted Stock Units
The following table summarizes information regarding the Company’s outstanding restricted stock unit (“RSU”) awards with either a performance condition or a market condition under the Plans:

	Number of RSUs	Weighted Average Grant Date Fair Value
Outstanding at December 30, 2017	387,372	$55.75
Granted	65,824	$95.94
Vested	(67,971)	$53.92
Forfeited	(92,880)	$52.36

Outstanding at December 29, 2018	292,345	$66.31
Granted	68,820	$89.34
Shares earned in excess of target (1)	71,172	$54.78
Vested shares, including shares earned in excess of target	(226,981)	$53.27
Forfeited	(6,481)	$86.60

Outstanding at December 28, 2019	198,875	$84.37
Granted	59,967	$102.58
Shares earned in excess of target (2)	11,648	$77.00
Vested shares, including shares earned in excess of target	(76,290)	$73.44
Forfeited	(10,987)	$100.55

Outstanding at December 26, 2020	183,213	$93.44

(1)
Represents additional shares earned under both the January 27, 2015 and January 29, 2016 RSU awards as fiscal year 2018 financial results exceeded target performance level and under the May 1, 2015 RSU award as total shareholder return exceeded the target under the award.

(2)	Represents additional shares earned under the February 2, 2017 RSU awards as fiscal year 2019 financial results exceeded target performance level.
During fiscal years 2018, 2019 and 2020, the Company granted RSUs with a performance condition. During fiscal years 2018 and 2019, the Company also issued RSUs with a market condition, as further described below.
RSUs with a performance condition granted on January 31, 2020 may vest on January 31 of 2023, 2024 and 2025. RSUs with a performance condition granted on February 1, 2019 may vest on January 31 of 2022, 2023 and 2024. RSUs with a performance condition granted on February 2, 2018 may vest on January 31 of 2021, 2022 and 2023. RSUs with a performance condition granted on January 31, 2020, February 1, 2019 and February 2, 2018 vest based on growth in operating income and pre-tax
income per diluted share from continuing operations attributable to Landstar System, Inc. and subsidiary as compared to a base year, being the year immediately preceding the year of grant. At the time of grant, the target number of common shares available for issuance under the January 31, 2020, February 1, 2019 and February 2, 2018 grants equals

100
% of the number of RSUs granted, and the maximum number of common shares available for issuance under the January 31, 2020, February 1, 2019 and February 2, 2018 grants equals
200
% of the number of RSUs credited to the recipient. In the event actual results exceed the target, the number of shares that will be granted will exceed the number of RSUs granted. The fair value of an RSU with a performance condition was determined based on the market value of the Company’s Common Stock on the date of grant, discounted for lack of marketability for a minimum post-vesting holding requirement. The discount rate due to lack of marketability used for RSU award grants with a performance condition for all periods was
7
%. With respect to RSU awards with a performance condition, the Company reports compensation expense over the life of the award based on an estimated number of units that will vest over the life of the award, multiplied by the fair value of an RSU at the time of grant.
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
The Company recognized approximately $1,602,000, $1,557,000 and $15,985,000 of share-based compensation expense related to RSU awards in fiscal years 2020, 2019 and 2018, respectively. As of December 26, 2020, there was a maximum of $33.5 million of total unrecognized compensation cost related to RSU awards granted under the Plans with an expected average remaining life of approximately 2.8 years. With respect to RSU awards with a performance condition, the amount of future compensation expense to be recognized will be determined based on future operating results.
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

	Number of Shares and Deferred Stock Units	Weighted Average Grant Date Fair Value
Non-vested at December 30, 2017	54,755	$78.02
Granted	22,803	$113.35
Vested	(19,814)	$75.11
Forfeited	(1,757)	$71.12

Non-vested at December 29, 2018	55,987	$93.66
Granted	30,338	$102.76
Vested	(21,517)	$92.70

Non-vested at December 28, 2019	64,808	$98.24
Granted	26,604	$111.88
Vested	(28,621)	$98.83
Forfeited	(2,351)	$106.34

Non-vested at December 26, 2020	60,440	$103.65

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

5
2

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
As of December 26, 2020, there was $3,312,000 of total unrecognized compensation cost related to non-vested
shares of restricted stock and Deferred Stock Units granted under the Plans. The unrecognized compensation cost related to these non-vested
shares of restricted stock and Deferred Stock Units is expected to be recognized over a weighted average period of 1.8 years.
Stock Options
The Company did not grant any stock options during its 2018, 2019 or 2020 fiscal years. Options outstanding under the Plans generally become exercisable in either five equal annual installments commencing on the first anniversary of the date of grant or 100% on the fifth anniversary from the date of grant, subject to acceleration in certain circumstances. All options granted under the Plans expire on the tenth anniversary of the date of grant. Under the Plans, the exercise price of each option equals the fair market value of the Company’s Common Stock on the date of grant.
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
The following table summarizes information regarding the Company’s outstanding stock options under the Plans:

	Options Outstanding		Options Exercisable
	Number of Options	Weighted Average Exercise Price per Share	Number of Options	Weighted Average Exercise Price per Share
Options at December 30, 2017	189,040	$49.34	169,240	$48.50
Exercised	(99,926)	$48.36

Options at December 29, 2018	89,114	$50.44	88,114	$50.35
Exercised	(44,647)	$49.64

Options at December 28, 2019	44,467	$51.24	44,467	$51.24
Exercised	(26,817)	$49.31

Options at December 26, 2020	17,650	$54.16	17,650	$54.16

The following tables summarize stock options outstanding and exercisable at December 26, 2020:

	Options Outstanding
Range of Exercise Prices Per Share	Number Outstanding	Weighted Average Remaining Contractual Term (years)	Weighted Average Exercise Price per Share
$ 41.80 - $ 45.00	1,500	0.1	$41.80
$ 45.01 - $ 56.40	16,150	1.9	$55.31

	17,650	1.7	$54.16

	Options Exercisable
Range of Exercise Prices Per Share	Number Exercisable	Weighted Average Remaining Contractual Term (years)	Weighted Average Exercise Price per Share
$ 41.80 - $ 45.00	1,500	0.1	$41.80
$ 45.01 - $ 56.40	16,150	1.9	$55.31

	17,650	1.7	$54.16

5
3

At December 26, 2020, the total intrinsic value of options outstanding and exercisable was $1,433,000. The total intrinsic value of stock options exercised during fiscal years 2020, 2019 and 2018 was $1,846,000, $2,683,000 and $6,715,000, respectively.
As of December 26, 2020, there was no unrecognized compensation cost related to non-vested
stock options granted under the Plans.
Directors’ Stock Compensation Plan
Directors of the Company who are not employees of the Company (each an “Eligible Director”) are entitled under the 2013 DSCP to receive a grant of such number of restricted shares of the Company’s Common Stock or Deferred Stock Units equal to the quotient of $110,000 divided by the fair market value of a share of Common Stock on the date immediately following the date of each annual meeting of the stockholders of the Company (an “Annual Meeting”). In fiscal year 2020, 4,890 restricted shares and 978 Deferred Stock Units were granted to Eligible Directors. In fiscal year 2019, 5,240 restricted shares and 1,048 Deferred Stock Units were granted to Eligible Directors. In fiscal year 2018, 4,950 restricted shares and 990 Deferred Stock Units were granted to Eligible Directors. Restricted shares and Deferred Stock Units granted in 2018, 2019 and 2020 vest on the date of the next Annual Meeting. During each of fiscal years 2020, 2019 and 2018, $660,000 of compensation cost was recorded for the grant of these restricted shares and Deferred Stock Units.
(11) Equity
On December 9, 2019, the Landstar System, Inc. Board of Directors authorized the Company to purchase up to 1,849,068 additional
shares of the Company’s Common Stock from time to time in the open market and in privately negotiated transactions. As of December 26, 2020, the Company had authorization to purchase in the aggregate up to 1,821,030 shares of its Common Stock under this program. No specific expiration date has been assigned to the December 9, 2019 authorization. During fiscal year 2020, Landstar purchased a total of 1,178,970 shares of its Common Stock at a total cost of $115,962,000 pursuant to its previously announced stock purchase programs.
The Company has 2,000,000 shares of preferred stock authorized and unissued.
(12) Commitments and Contingencies
At December 26, 2020, in addition to the $64,934,000 letters of credit secured by investments, Landstar had $33,618,000 of letters of credit outstanding under the Company’s Credit Agreement.
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

5
4

The transportation logistics segment provides a wide range of integrated transportation management solutions. Transportation services offered by the Company include truckload and less-than-truckload transportation, rail intermodal, air cargo, ocean cargo, expedited ground and air delivery of time-critical freight, heavy-haul/specialized, U.S.-Canada and U.S.-Mexico cross-border, intra-Mexico, intra-Canada, project cargo and customs brokerage. Examples of the industries serviced by the transportation logistics segment include automotive parts and assemblies, consumer durables,

building products, metals, chemicals, foodstuffs, heavy machinery, retail, electronics and military equipment. In addition, the transportation logistics segment provides transportation services to other transportation companies, including third party logistics and less-than-truckload service providers. Each of the independent commission sales agents has the opportunity to market all of the services provided by the transportation logistics segment. Billings for freight transportation services are typically charged to customers on a per shipment basis for the physical transportation of freight and are referred to as transportation revenue. The results of operations from Landstar Blue, Landstar Metro and Landstar Servicios are presented as part of the Company’s transportation logistics segment.
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
No single customer accounted for more than 10% of the Company’s consolidated revenue in fiscal years 2020, 2019 and 2018. Substantially all of the Company’s revenue is generated in North America, primarily through customers located in the United States.

5
5

The following tables summarize information about the Company’s reportable business segments as of and for the fiscal years ending December 26, 2020, December 28, 2019 and December 29, 2018 (in thousands):

	Transportation
	Logistics	Insurance	Total
2020
External revenue	$4,076,519	$56,462	$4,132,981
Internal revenue		54,003	54,003
Investment income		3,399	3,399
Interest and debt expense	3,953		3,953
Depreciation and amortization	45,855		45,855
Operating income	221,210	31,740	252,950
Expenditures on long-lived assets	30,626		30,626
Goodwill	40,949		40,949
Finance lease additions	31,633		31,633
Total assets	1,301,991	351,808	1,653,799
2019
External revenue	$4,028,336	$56,241	$4,084,577
Internal revenue		46,587	46,587
Investment income		5,041	5,041
Interest and debt expense	3,141		3,141
Depreciation and amortization	44,468		44,468
Operating income	258,742	40,162	298,904
Expenditures on long-lived assets	19,416		19,416
Goodwill	38,508		38,508
Finance lease additions	29,054		29,054
Total assets	1,168,944	258,767	1,427,711
2018
External revenue	$4,562,796	$52,348	$4,615,144
Internal revenue		37,872	37,872
Investment income		3,816	3,816
Interest and debt expense	3,354		3,354
Depreciation and amortization	43,570		43,570
Operating income	303,426	28,309	331,735
Expenditures on long-lived assets	9,747		9,747
Goodwill	38,232		38,232
Finance lease additions	46,595		46,595
Total assets	1,175,040	205,524	1,380,564
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
The following table summarizes the
adverse

effect of the increase in the cost of insurance claims resulting from unfavorable development of prior year self-insured claims estimates on operating income, net income attributable to Landstar System, Inc. and subsidiary and earnings per share attributable to Landstar System, Inc. and subsidiary set forth in the consolidated statements of income for the fiscal years ended December 26, 2020, December 28, 2019 and December 29, 2018 (in thousands, except per share amounts):

	Fiscal Years Ended
	December 26, 2020	December 28, 2019	December 29, 2018
Operating income	$9,196	$16,679	$13,960
Net income attributable to Landstar System, Inc. and subsidiary	$6,989	$12,683	$10,582
Earnings per share attributable to Landstar System, Inc. and subsidiary	$0.18	$0.32	$0.26
Diluted earnings per share attributable to Landstar System, Inc. and subsidiary	$0.18	$0.32	$0.26

5
6

The unfavorable development of prior years’ claims in the fiscal year
s
ended December 26, 2020 and December 28, 2019
was
attributable
in each year
to several
 specific
claims as well as actuarially determined adjustments to prior year commercial trucking loss estimates.
(15) Impairment of Intangible and Other Assets
During the 2020 second fiscal quarter, the Company recorded a non-cash
impairment charge of $2,582,000 in respect of certain assets, primarily customer contract and related customer relationship intangible assets, acquired on September 20, 2017, along with substantially all of the other assets of the asset-light transportation logistics business of Fletes Avella, S.A. de C.V. (“Fletes Avella”). During the 2020 second fiscal quarter negative macroeconomic trends in Mexico caused significant disruptions in the Mexican economy. Accordingly, management performed impairment tests of the carrying values of certain assets that primarily relate to intra-Mexico business acquired as a part of the Fletes Avella acquisition. The impairment tests resulted in an impairment charge of $2,582,000, as the negative macroeconomic trends in Mexico caused updated
financial projections relating to these intangible assets to be substantially below those originally anticipated at the acquisition date. There was no corresponding goodwill impairment charge recorded as the fair value of the Company’s Mexico and cross-border reporting unit continues to significantly exceed its carrying value as of December 26, 2020.
(16) Recent Accounting Pronouncements
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

5
7

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Landstar System, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Landstar System, Inc. and subsidiary (the Company) as of December 26, 2020 and December 28, 2019, the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the fiscal years ended December 26, 2020, December 28, 2019, and December 29, 2018, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 26, 2020 and December 28, 2019, and the results of its operations and its cash flows for each of the fiscal years ended December 26, 2020, December 28, 2019, and December 29, 2018, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 26, 2020, based on criteria established in
Internal Control – Integrated Framework (2013)
issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 23, 2021 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Self-insurance claims liability
As discussed in Note 1 to the consolidated financial statements, the liability for insurance claims includes the actuarially determined estimated costs of cargo, property, casualty, general liability, and workers’ compensation claims, both reported and for claims incurred but not reported, up to the Company’s retained amount per claim, which is referred to as the self-insurance claims liability. The Company’s estimated costs of insurance claims include assumptions regarding the frequency and severity of claims and are based upon the facts and circumstances known as of the applicable balance sheet date. The Company’s liability for insurance claims as of December 26, 2020 was $188,641,000, which includes the self-insurance claims liability.
We identified the evaluation of the self-insurance claims liability as a critical audit matter. Specialized skills were needed to evaluate the Company’s estimate of the self-insurance claims liability. This evaluation included assumptions related to the potential for the development in future periods of claims, both reported and incurred but not reported, as of the balance sheet date and the impact of those developments on the estimated liability associated with such claims. In addition, a higher degree of subjective auditor judgment was required to evaluate the Company’s estimate of the self-insurance claims liability due to the inherent uncertainty in the frequency and severity of claims.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s self-insurance claims process, including a control related to the development of the assumptions used to estimate the self-insurance claims liability. We involved actuarial professionals with specialized skills and knowledge, who assisted in assessing the actuarial model used by the Company, including the external actuarial report obtained by the Company, to estimate the self-insurance claims liability for consistency with generally accepted actuarial standards. The actuarial professionals also developed an estimate of the range of the self-insurance claims liability using the Company’s historical claims data. We compared the estimated range of the self-insurance claims liability to the amount recorded by the Company. We tested a sample of the claims data used in the actuarial model by comparing the data to underlying claims details. For certain claims, we obtained letters received directly from the Company’s external legal counsel to evaluate the liability recorded. Additionally, we assessed the development of the self-insurance claims liability in the current year compared to recent historical trends and considered the implications on the current year assumptions. We also assessed facts and circumstances received by the Company after the balance sheet date, but before the consolidated financial statements were issued, and the impact, if any, of such facts and circumstances on the self-insurance claims liability.
/s/ KPMG LLP
We have served as the Company’s auditor since 1988.
Jacksonville, Florida
February 23, 2021

Item 9.
Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.
Controls and Procedures
Disclosure Controls and Procedures
As of the end of the period covered by this Annual Report on Form
10-K,
an evaluation was carried out, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”), who was also serving as the Company’s principal financial officer as of such date, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule
13a-15(e)
promulgated under the Securities Exchange Act of 1934, as amended). Based on that evaluation, the CEO and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of December 26, 2020 to provide reasonable assurance that information required to be disclosed by the Company in reports that it filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.
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
Management, with the participation of the Company’s principal executive and financial officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 26, 2020. This assessment was performed using the criteria established under the Internal Control-Integrated Framework (2013) established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
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
Based on the assessment performed using the criteria established by COSO, management has concluded that the Company maintained effective internal control over financial reporting as of December 26, 2020.

KPMG LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report on Form
10-K
for the fiscal year ended December 26, 2020, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting. Such report appears immediately below.
(b) Attestation Report of the Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Landstar System, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Landstar System, Inc. and subsidiary’s (the Company) internal control over financial reporting as of December 26, 2020, based on criteria established in
Internal
Control – Integrated
F
r
a
me
w
ork (20
1
3)
issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 26, 2020, based on criteria established in
Internal
Con
t
rol – Integrat
e
d Fra
m
ew
or
k (20
1
3)
issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 26, 2020 and December 28, 2019, the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the fiscal years ended December 26, 2020, December 28, 2019, and December 29, 2018, and the related notes (collectively, the consolidated financial statements), and our report dated February 23, 2021 expressed an unqualified opinion on those consolidated financial statements.
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
February 23, 2021

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
(3)
Exhibits

Exhibit No.	Description

(3)	Articles of Incorporation and By-Laws:

3.1	Restated Certificate of Incorporation of the Company dated March 6, 2006, including Certificate of Designation of Junior Participating Preferred Stock dated February 10, 1993. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (Commission File No. 0-21238))

3.2	The Company’s Bylaws, as amended and restated on February 21, 2011. (Incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for fiscal year ended December 25, 2010 (Commission File No. 0-21238))

(4)	Instruments defining the rights of security holders, including indentures:

4.1 P	Specimen of Common Stock Certificate. (Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 33-57174))

4.4	Description of Securities (Incorporated by reference to Exhibit 4.4 to the Registrant’s Annual Report on Form 10-K for fiscal year ended December 28, 2019 (Commission File No. 0-21238))

(10)	Material contracts:

10.1+	Amended and Restated Credit Agreement, dated as of August 18, 2020, among Landstar System Holdings, Inc., the Company, the lenders named therein, and JPMorgan Chase Bank, N.A. as Administrative Agent (including exhibits and schedules thereto). (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on August 24, 2020 (Commission File No. 0-21238))

10.2+	Landstar System, Inc. Executive Incentive Compensation Plan (Incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement filed on April 11, 2017 (Commission File No. 0-21238))

10.3+	Landstar System, Inc. Supplemental Executive Retirement Plan, as amended and restated as of January 1, 2015 (Incorporated by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 27, 2014 (Commission File No. 0-21238))

10.4+	First Amendment, dated as of November 1, 2018, to the Landstar System, Inc. Supplemental Executive Retirement Plan (as amended and restated as of January 1, 2015) (Incorporated by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 29, 2018 (Commission File No. 0-21238))

10.5+	Amended and Restated Landstar System, Inc. 2002 Employee Stock Option and Stock Incentive Plan (Incorporated by reference to Exhibit A to the Registrant’s Definitive Proxy Statement filed on March 23, 2009 (Commission File No. 0-21238))

10.6+	Amendment to the Amended and Restated Landstar System, Inc. 2002 Employee Stock Option and Stock Incentive Plan, dated February 18, 2016, (Incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for fiscal year ended December 26, 2015 (Commission File No. 0-21238))

10.7+	Landstar System, Inc. 2011 Equity Incentive Plan, as amended through December 2, 2015, (Incorporated by reference to Appendix B to the Registrant’s Definitive Proxy Statement filed on April 5, 2016 (Commission File No. 0-21238))

10.8+	Landstar System, Inc. Amended and Restated 2013 Directors Stock Compensation Plan (Incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement filed on April 5, 2016 (Commission File No. 0-21238))

10.9+	Form of Indemnification Agreement between the Company and directors and Executive Officers of the Company (Incorporated by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 27, 2003 (Commission File No. 0-21238))

10.10+	Form of Key Executive Employment Protection Agreement between Landstar System, Inc. and Executive Officers of the Company, in the form as amended as of December 26, 2015, (Incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K for fiscal year ended December 26, 2015 (Commission File No. 0-21238))

10.11+	Total Shareholder Return Performance Related Stock Award Agreement, dated May 1, 2015, between Landstar System, Inc. and James B. Gattoni (Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on March 19, 2015 (Commission File No. 0-21238))

10.12+	Total Shareholder Return Performance Related Stock Award Agreement, between Landstar System, Inc. and James B. Gattoni, dated April 24, 2018 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 25, 2018 (Commission File No. 0-21238))

(21)	Subsidiaries of the Registrant:

21.1*	List of Subsidiaries of the Registrant

(23)	Consents of experts and counsel:

23.1*	Consent of KPMG LLP as Independent Registered Public Accounting Firm

(24)	Power of attorney:

24.1*	Powers of Attorney

(31)	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002:

31.1*	Chief Executive Officer and principal financial officer certification, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32)	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002:

32.1**	Chief Executive Officer and principal financial officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	The following materials from the Company’s Annual Report on Form
10-K
for the fiscal year ended December 26, 2020, formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Changes in Equity, (vi) Notes to Consolidated Financial Statements, and (vii) Financial Statement Schedule.

104*	Cover Page Interactive Date File (formatted as Inline XBRL and contained in Exhibit 101).

+	management contract or compensatory plan or arrangement
*	Filed herewith.
**	Furnished herewith.
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

Date: February 23, 2021	LANDSTAR SYSTEM, INC.

	By:	/s/ JAMES B. GATTONI
James B. Gattoni
President and
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JAMES B. GATTONI	President and Chief Executive	February 23, 2021
James B. Gattoni	Officer; Principal Executive Officer;
Principal Financial Officer; Director

/s/ JAMES P. TODD	Vice President and Corporate Controller	February 23, 2021
James P. Todd	of Landstar System Holdings, Inc.;
Principal Accounting Officer

*	Director	February 23, 2021
Homaira Akbari

*	Director	February 23, 2021
David G. Bannister

*	Chairman of the Board	February 23, 2021
Diana M. Murphy

*	Director	February 23, 2021
Anthony J. Orlando

*	Director	February 23, 2021
George P. Scanlon

*	Director	February 23, 2021
Larry J. Thoele

By:	/s/ MICHAEL K. KNELLER
Michael K. Kneller
Attorney In Fact*

69