Form 10-Q
period 2021-03-27
LANDSTAR SYSTEM INC
filed 2021-04-30
CIK 853816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 27, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from_________________ to _____________________
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
of the Exchange Act).
Yes   ☐    No   ☒
The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of the close of business on April 19, 2021 was 38,408,570.

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
10-01
of Regulation
S-X
and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the thirteen weeks ended March 27, 2021 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 25, 2021.
These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s 2020 Annual Report on Form
10-K.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)
(Unaudited)

	March 27, 2021	December 26, 2020
ASSETS
Current Assets
Cash and cash equivalents	$219,389	$249,354
Short-term investments	41,407	41,375
Trade accounts receivable, less allowance of $7,095 and $8,670	824,872	764,169
Other receivables, including advances to independent contractors, less allowance of $6,711 and $7,239	40,067	134,757
Other current assets	11,584	18,520

Total current assets	1,137,319	1,208,175

Operating property, less accumulated depreciation and amortization of $309,464 and $299,407	288,041	296,996
Goodwill	40,732	40,949
Other assets	108,373	107,679

Total assets	$1,574,465	$1,653,799

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Cash overdraft	$74,754	$74,748
Accounts payable	414,440	380,505
Current maturities of long-term debt	32,800	35,415
Insurance claims	39,229	149,774
Dividends payable	—	76,770
Other current liabilities	101,442	88,925

Total current liabilities	662,665	806,137

Long-term debt, excluding current maturities	58,196	65,359
Insurance claims	39,850	38,867
Deferred income taxes and other noncurrent liabilities	50,835	51,601
Shareholders’ Equity
Common stock, $0.01 par value, authorized 160,000,000 shares, issued 68,212,296 and 68,183,702 shares	682	682
Additional paid-in capital	232,597	228,875
Retained earnings	2,115,411	2,046,238
Cost of 29,803,726 and 29,797,639 shares of common stock in treasury	(1,582,818)	(1,581,961)
Accumulated other comprehensive loss	(2,953)	(1,999)

Total shareholders’ equity	762,919	691,835

Total liabilities and shareholders’ equity	$1,574,465	$1,653,799

See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share amounts)
(Unaudited)

	Thirteen Weeks Ended
	March 27, 2021	March 28, 2020
Revenue	$1,287,534	$927,566
Investment income	684	1,167
Costs and expenses:
Purchased transportation	998,285	709,257
Commissions to agents	100,009	75,376
Other operating costs, net of gains on asset sales/dispositions	7,642	8,306
Insurance and claims	21,505	24,957
Selling, general and administrative	45,408	45,327
Depreciation and amortization	12,101	11,505

Total costs and expenses	1,184,950	874,728

Operating income	103,268	54,005
Interest and debt expense	1,042	952

Income before income taxes	102,226	53,053
Income taxes	24,986	12,158

Net income	$77,240	$40,895

Diluted earnings per share	$2.01	$1.04

Average diluted shares outstanding	38,404,000	39,254,000

Dividends per common share	$0.210	$0.185

See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(Unaudited)

	Thirteen Weeks Ended
	March 27, 2021	March 28, 2020
Net income	$77,240	$40,895
Other comprehensive loss:
Unrealized holding losses on available-for-sale investments, net of tax benefits of $147 and $432	(534)	(1,579)
Foreign currency translation losses	(420)	(7,902)

Other comprehensive loss	(954)	(9,481)

Comprehensive income	$76,286	$31,414

See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Thirteen Weeks Ended
	March 27, 2021	March 28, 2020
OPERATING ACTIVITIES
Net income	$77,240	$40,895
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of operating property and intangible assets	12,101	11,505
Non-cash interest charges	112	63
Provisions for losses on trade and other accounts receivable	547	4,122
Gains on sales/disposals of operating property	(24)	(858)
Deferred income taxes, net	(1,110)	797
Stock-based compensation	4,029	631
Changes in operating assets and liabilities:
Decrease in trade and other accounts receivable	33,440	21,369
Decrease in other assets	6,175	9,987
Increase in accounts payable	33,935	179
Increase in other liabilities	13,008	4,404
(Decrease) increase in insurance claims	(109,562)	6,122

NET CASH PROVIDED BY OPERATING ACTIVITIES	69,891	99,216

INVESTING ACTIVITIES
Net changes in other short-term investments	—	131
Sales and maturities of investments	7,957	7,963
Purchases of investments	(8,716)	(8,830)
Purchases of operating property	(4,076)	(5,799)
Proceeds from sales of operating property	500	2,081

NET CASH USED BY INVESTING ACTIVITIES	(4,335)	(4,454)

FINANCING ACTIVITIES
Increase (decrease) in cash overdraft	6	(17,876)
Dividends paid	(84,837)	(86,283)
Proceeds from exercises of stock options	77	575
Taxes paid in lieu of shares issued related to stock-based compensation plans	(1,241)	(2,994)
Purchases of common stock	—	(115,962)
Principal payments on finance lease obligations	(9,778)	(10,923)

NET CASH USED BY FINANCING ACTIVITIES	(95,773)	(233,463)

Effect of exchange rate changes on cash and cash equivalents	252	(3,590)

Decrease in cash and cash equivalents	(29,965)	(142,291)
Cash and cash equivalents at beginning of period	249,354	319,515

Cash and cash equivalents at end of period	$219,389	$177,224

See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Thirteen Weeks Ended March 27, 2021 and March 28, 2020
(Dollars in thousands)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock at Cost		Accumulated Other Comprehensive Loss	Total
	Shares	Amount			Shares	Amount
Balance December 26, 2020	68,183,702	$682	$228,875	$2,046,238	29,797,639	$(1,581,961)	$(1,999)	$691,835
Net income				77,240				77,240
Dividends ($0.21 per share)				(8,067)				(8,067)
Issuance of stock related to stock-based compensation plans	28,594	—	(307)		6,087	(857)		(1,164)
Stock-based compensation			4,029					4,029
Other comprehensive loss							(954)	(954)

Balance March 27, 2021	68,212,296	$682	$232,597	$2,115,411	29,803,726	$(1,582,818)	$(2,953)	$762,919

	Common Stock		Additional Paid-In	Retained	Treasury Stock at Cost		Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	Loss	Total
Balance December 28, 2019	68,083,419	$681	$226,123	$1,962,161	28,609,926	$(1,465,284)	$(2,212)	$721,469
Adoption of accounting standard				(702)				(702)
Net income				40,895				40,895
Dividends ($0.185 per share)				(7,336)				(7,336)
Purchases of common stock					1,178,970	(115,962)		(115,962)
Issuance of stock related to stock-based compensation plans	84,063	1	(1,781)		8,078	(639)		(2,419)
Stock-based compensation			631					631
Other comprehensive loss							(9,481)	(9,481)

Balance March 28, 2020	68,167,482	$682	$224,973	$1,995,018	29,796,974	$(1,581,885)	$(11,693)	$627,095

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
generated by equipment type during the thirteen-week periods ended
March 27, 2021
and
March 28, 2020
(dollars in thousands):

	Thirteen Weeks Ended
	March 27, 2021	March 28, 2020
Mode
Truck – BCO Independent Contractors	44%	46%
Truck – Truck Brokerage Carriers	49%	46%
Rail intermodal	2%	3%
Ocean and air cargo carriers	4%	3%
Truck Equipment Type
Van equipment	$827,187	$545,307
Unsided/platform equipment	$340,632	$286,328
Less-than-truckload	$25,670	$22,941

(2)	Share-based Payment Arrangements
As of March 27, 2021, the Company had two

employee equity incentive plans, the 2002 employee stock option and stock incentive plan (the “ESOSIP”) and the 2011 equity incentive plan (the “2011 EIP”). No further grants can be made under the ESOSIP and no stock options previously granted under the ESOSIP are unvested or unexercised as of March 27, 2021. The Company also has a stock compensation plan for members of its Board of Directors, the Amended and Restated 2013 Directors Stock Compensation Plan (as amended and restated as of May 17, 2016, the “2013
DSCP”).
6,000,000
shares of the Company’s common stock were authorized for issuance under the 2011 EIP and
115,000
shares of the Company’s common stock were authorized for issuance under the 2013 DSCP. The ESOSIP, 2011 EIP and 2013 DSCP are each referred to herein as a “Plan,” and, collectively, as the “Plans.”
Amounts recognized in the financial statements with respect to these Plans are as follows (in thousands):

	Thirteen Weeks Ended
	March 27, 2021	March 28, 2020
Total cost of the Plans during the period	$4,029	$631
Amount of related income tax benefit recognized during the period	(1,341)	(873)

Net cost of the Plans during the period	$2,688	$(242)

Included in income tax benefits recognized in the thirteen-week periods ended March 27, 2021 and March 28, 2020 were excess tax benefits from stock-based awards of $343,000 and $706,000, respectively.
As of March 27, 2021, there were 60,586 shares of the Company’s common stock reserved for issuance under the 2013 DSCP and 3,521,140 shares of the Company’s common stock reserved for issuance under the
2011
EIP.
Restricted Stock Units
The following table summarizes information regarding the Company’s outstanding restricted stock unit (“RSU”) awards with either a performance condition or a market condition under the Plans:

	Number of RSUs	Weighted Average Grant Date Fair Value
Outstanding at December 26, 2020	183,213	$93.44
Granted	45,707	$129.03
Vested shares	(9,247)	$106.14

Outstanding at March 27, 2021	219,673	$100.31

During the thirteen-week period ended March 27, 2021, the Company granted RSUs with a performance condition. Outstanding RSUs at both December 26, 2020 and March 27, 2021 include RSUs with a performance condition and RSUs with a market condition, as further described below and in the Company’s 2020 Annual Report on Form 10-K.
RSUs with a performance condition granted on January 29, 2021 may vest on January 31 of 2024, 2025 and 2026 based on growth in operating income and pre-tax
income per diluted share from continuing operations as compared to the results from the 2020 fiscal year, adjusted to reflect the add back of non-cash
impairment charges recorded in the Company’s 2020 fiscal year related to certain assets, primarily customer contract and related customer relationship intangible assets, held by the Company’s Mexican subsidiaries.
The Company recognized approximately $3,223,000 and ($136,000) of share-based compensation expense/(benefit) related to RSU awards in the thirteen-week periods ended
March 27, 2021
and March 28, 2020, respectively. As of
March 27, 2021
, there was a maximum of $39.8 million of total unrecognized compensation cost related to RSU awards granted under the Plans with an expected average remaining life of approximately 3.4 years. With respect to RSU awards with a performance condition, the amount of future compensation expense to be recognized will be determined based on future operating results.
Non-vested
Restricted Stock and Deferred Stock Units
The following table summarizes information regarding the Company’s outstanding shares of non-vested
restricted stock and Deferred Stock Units (defined below) under the Plans:

	Number of Shares and Deferred Stock Units	Weighted Average Grant Date Fair Value
Non-vested at December 26, 2020	60,440	$103.65
Granted	18,078	$140.97
Vested	(21,733)	$103.39

Non-vested at March 27, 2021	56,785	$115.63

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

As of March 27, 2021, there was $5,054,000
of total unrecognized compensation cost related to non-vested shares of restricted stock and Deferred
Stock Units granted under the Plans. The unrecognized compensation cost related to these non-vested shares of restricted stock and Deferred Stock Units is expected to be recognized over a weighted average period of 2.4 years.
Stock Options
The following table summarizes information regarding the Company’s outstanding stock options under the Plans:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (000s)
Options outstanding at December 26, 2020	17,650	$54.16
Exercised	(5,280)	$51.83

Options outstanding at March 27, 2021	12,370	$55.15	1.6	$1,411

Options exercisable at March 27, 2021	12,370	$55.15	1.6	$1,411
The total intrinsic value of stock options exercised during the thirteen-week periods ended March 27, 2021 and March 28, 2020 was $521,000 and $1,023,000, respectively.
As of March 27, 2021, there was no unrecognized compensation cost related to stock options granted under the Plans.

(3)	Income Taxes
The provisions for income taxes for the 2021 and 2020 thirteen-week periods were based on estimated annual effective income tax rates of 24.4% and 24.2%, respectively, adjusted for discrete events, such as benefits resulting from stock-based awards. The increase in the estimated annual effective income tax rate was primarily attributable to increased anticipated nondeductible executive compensation during the 2021 period. The effective income tax rate for the 2021 thirteen-week period was 24.4%, which was higher than the statutory federal income tax rate of 21% primarily attributable to state taxes and non-deductible
executive compensation, partially offset by excess tax benefits realized on stock based awards. The effective income tax rate for the 2020 thirteen-week period was 22.9%, which was higher than the statutory federal income tax rate of 21% primarily attributable to state taxes and the meals and entertainment exclusion, partially offset by excess tax benefits realized on stock based awards.

(4)	Earnings Per Share
Earnings per common share are based on the weighted average number of shares outstanding, including outstanding non-vested
restricted stock and outstanding Deferred Stock Units. Diluted earnings per share are based on the weighted average number of common shares and Deferred Stock Units outstanding plus the incremental shares that would have been outstanding upon the assumed exercise of all dilutive stock options. During the 2021 and 2020 thirteen-week periods, in reference to the determination of diluted earnings per share, the future compensation cost attributable to outstanding shares of non-vested
restricted stock exceeded the impact of incremental shares that would have been outstanding upon the assumed exercise of all dilutive stock options.
For each of the thirteen-week periods ended March 27, 2021 and March 28, 2020, no options outstanding to purchase shares of common stock were antidilutive. Outstanding RSUs were excluded from the calculation of diluted earnings per share for all periods because the performance metric requirements or market condition for vesting had not been satisfied.

(5)	Additional Cash Flow Information
During the 2021 thirteen-week period, Landstar paid income taxes and interest of $353,000 and $983,000, respectively. During the 2020 thirteen-week period, Landstar paid income taxes and interest of $7,000 and $1,079,000, respectively. Landstar did not acquire any operating property by entering into finance leases in either the 2021 or 2020 thirteen-week periods.

(6)	Segment Information
The following table summarizes information about the Company’s reportable business segments as of and for the thirteen-week periods ended March 27, 2021 and March 28, 2020 (in thousands):

	Thirteen Weeks Ended
	March 27, 2021			March 28, 2020
	Transportation Logistics	Insurance	Total	Transportation Logistics	Insurance	Total
External revenue	$1,270,499	$17,035	$1,287,534	$913,884	$13,682	$927,566
Internal revenue		9,534	9,534		9,079	9,079
Investment income		684	684		1,167	1,167
Operating income	89,732	13,536	103,268	55,044	(1,039)	54,005
Expenditures on long-lived assets	4,076		4,076	5,799		5,799
Goodwill	40,732		40,732	37,182		37,182
In the thirteen-week periods ended March 27, 2021 and March 28, 2020, no single customer accounted for more than 10% of the Company’s consolidated revenue.

(7)	Other Comprehensive Income
The following table presents the components of and changes in accumulated other comprehensive income (loss), net of related income taxes, as of and for the thirteen-week period ended March 27, 2021 (in thousands):

	Unrealized Holding Gains (Losses) on Available-for-Sale Securities	Foreign Currency Translation	Total
Balance as of December 26, 2020	$2,808	$(4,807)	$(1,999)
Other comprehensive loss	(534)	(420)	(954)

Balance as of March 27, 2021	$2,274	$(5,227)	$(2,953)

Amounts reclassified from accumulated other comprehensive income to investment income due to the realization of previously unrealized gains and losses in the accompanying consolidated statements of income were not significant for the thirteen-week period ended March 27, 2021.

(8)	Investments
Investments include primarily investment-grade corporate bonds and U.S. Treasury obligations having maturities of up to five years (the “bond portfolio”) and money market investments. Investments in the bond portfolio are reported as available-for-sale
and are carried at fair value. Investments maturing less than one year from the balance sheet date are included in short-term investments and investments maturing more than one year from the balance sheet date are included in other assets in the consolidated balance sheets. Management performs an analysis of the nature of the unrealized losses on available-for-sale
investments to determine whether an allowance for credit loss is necessary. Unrealized losses, representing the excess of the purchase price of an investment over its fair value as of the end of a period, considered to be a result of credit-related factors, are to be included as a charge in the statement of income, while unrealized losses considered to be a result of noncredit-related factors are to be included as a component of shareholders’ equity. Investments whose values are based on quoted market prices in active markets are classified within Level 1. Investments that trade in markets that are not considered to be active, but are valued based on quoted market prices, are classified within Level 2. As Level 2 investments include positions that are not traded in active markets, valuations may be adjusted to reflect illiquidity and/or non-transferability,
which are generally based on available market information. Any transfers between levels are recognized as of the beginning of any reporting period. Fair value of the bond portfolio was determined using Level 1 inputs related to U.S. Treasury obligations and money market investments and Level 2 inputs related to investment-grade corporate bonds, asset-backed securities and direct obligations of government agencies. Unrealized gains, net of unrealized losses, on the investments in the bond portfolio were $2,897,000 at March 27, 2021 and $3,578,000 at December 26, 2020, respectively.

The amortized cost and fair values of
available-for-sale
investments are as follows at March 27, 2021 and December 26, 2020 (in thousands):

		Gross	Gross
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
March 27, 2021
Money market investments	$14,731	$—	$—	$14,731
Asset-backed securities	566	—	11	555
Corporate bonds and direct obligations of government agencies	102,075	2,950	144	104,881
U.S. Treasury obligations	2,339	102	—	2,441

Total	$119,711	$3,052	$155	$122,608

December 26, 2020
Money market investments	$17,867	$—	$—	$17,867
Asset-backed securities	567	—	26	541
Corporate bonds and direct obligations of government agencies	98,241	3,551	72	101,720
U.S. Treasury obligations	2,338	125	—	2,463

Total	$119,013	$3,676	$98	$122,591

For those
available-for-sale
investments with unrealized losses at March 27, 2021 and December 26, 2020, the following table summarizes the duration of the unrealized loss (in thousands):

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
March 27, 2021
Asset-backed securities	$—	$—	$555	$11	$555	$11
Corporate bonds and direct obligations of government agencies	8,596	123	1,255	21	9,851	144

Total	$8,596	$123	$1,810	$32	$10,406	$155

December 26, 2020
Asset-backed securities	$541	$26	$—	$—	$541	$26
Corporate bonds and direct obligations of government agencies	2,681	72	—	—	2,681	72

Total	$3,222	$98	$—	$—	$3,222	$98

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
The components of lease cost for finance leases and operating leases for the thirteen weeks ended March 27, 2021 were (in thousands):

Finance leases:
Amortization of right-of-use assets	$5,478
Interest on lease liability	727

Total finance lease cost	6,205
Operating leases:
Lease cost	846
Variable lease cost	—
Sublease income	(1,190)

Total net operating lease income	(344)

Total net lease cost	$5,861

A summary of the lease classification on our consolidated balance sheet as of March 27, 2021 is as follows (in thousands):
Assets:

Operating lease right-of-use assets	Other assets	$2,440
Finance lease assets	Operating property, less accumulated depreciation and amortization	131,470

Total lease assets		$133,910

Liabiliti
e
s:
The following table reconciles the undiscounted cash flows for the finance and operating leases to the finance and operating lease liabilities recorded on the balance sheet at March 27, 2021 (in thousands)
:

	Finance Leases	Operating Leases
2021 Remainder	$27,426	$564
2022	28,753	686
2023	21,742	600
2024	11,827	516
2025	5,580	275
Thereafter	—	—

Total future minimum lease paym e nts	95,328	2,641
Less amount representing interest (1.9% to 4.4%)	4,332	201

Present value of minimum lease payments	$90,996	$2,440

Current maturities of long-term debt	32,800
Long-term debt, excluding current maturities	58,196
Other current liabilities		728
Deferred income taxes and other noncurrent liabilitie s		1,712

The weighted average remaining lease term and the weighted average discount rate for finance and operating leases as of March 27, 2021 were:

	Finance Leases	Operating Leases
Weighted average remaining lease term (years)	3.3	3.9
Weighted average discount rate	3.0%	4.0%

(10)	Debt
Other than the finance lease obligations as presented on the consolidated balance sheets, the Company had no outstanding debt as of March 27, 2021 and December 26, 2020.
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
The revolving credit loans under the Credit Agreement, at the option of Landstar, bear interest at (i) the Eurocurrency rate plus an applicable margin ranging from 1.25% to 2.00%, or (ii) an alternate base rate plus an applicable margin ranging from 0.25% to 1.00%, in each case with the applicable margin determined based upon the Company’s Leverage Ratio, as defined in the Credit Agreement, at the end of the most recent applicable fiscal quarter for which financial statements have been delivered. The revolving credit facility bears a commitment fee, payable quarterly in arrears, of 0.25% to 0.35%, based on the Company’s Leverage Ratio at the end of the most recent applicable fiscal quarter for which financial statements have been delivered. As of March 27, 2021 and December 26, 2020, the Company had no borrowings outstanding under the Credit Agreement.

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

(11)	Commitments and Contingencies
Short-term investments include $41,407,000 in current maturities of investments held by the Company’s insurance segment at March 27, 2021. The non-current
portion of the bond portfolio of $81,201,000 is included in other assets. The short-term investments, together with $30,742,000 of non-current
investments, provide collateral for the $64,934,000 of letters of credit issued to guarantee payment of insurance claims. As of March 27, 2021, Landstar also had $33,620,000 of additional letters of credit outstanding under the Company’s Credit Agreement.
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
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the interim consolidated financial statements and notes thereto included herein, and with the Company’s audited financial statements and notes thereto for the fiscal year ended December 26, 2020 and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 2020 Annual Report on Form
10-K.
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
for the 2020 fiscal year, described in Item 1A “Risk Factors”, in this report or in Landstar’s other Securities and Exchange Commission filings from time to time. These risks and uncertainties could cause actual results or events to differ materially from historical results or those anticipated. Investors should not place undue reliance on such forward-looking statements and the Company undertakes no obligation to publicly update or revise any forward-looking statements.

Introduction
Landstar System, Inc. and its subsidiary, Landstar System Holdings, Inc. (collectively referred to herein with their subsidiaries and other affiliated companies as “Landstar” or the “Company”), is a worldwide asset-light provider of integrated transportation management solutions. The Company offers services to its customers across multiple transportation modes, with the ability to arrange for individual shipments of freight to comprehensive third party logistics solutions to meet all of a customer’s transportation needs. Landstar provides services principally throughout the United States and to a lesser extent in Canada and Mexico, and between the United States and Canada, Mexico and other countries around the world. The Company’s services emphasize safety, information coordination and customer service and are delivered through a network of over 1,200 independent commission sales agents and approximately 83,000 third party capacity providers, primarily truck capacity providers, linked together by a series of digital technologies which are provided and coordinated by the Company. The nature of the Company’s business is such that a significant portion of its operating costs varies directly with revenue.
Landstar markets its integrated transportation management solutions primarily through independent commission sales agents and exclusively utilizes third party capacity providers to transport customers’ freight. Landstar’s independent commission sales agents enter into contractual arrangements with the Company and are responsible for locating freight, making that freight available to Landstar’s capacity providers and coordinating the transportation of the freight with customers and capacity providers. The Company’s third party capacity providers consist of independent contractors who provide truck capacity to the Company under exclusive lease arrangements (the “BCO Independent Contractors”), unrelated trucking companies who provide truck capacity to the Company under non-exclusive
contractual arrangements (the “Truck Brokerage Carriers”), air cargo carriers, ocean cargo carriers and railroads. Through this network of agents and capacity providers linked together by Landstar’s ecosystem of digital technologies, Landstar operates an integrated transportation management solutions business primarily throughout North America with revenue of $4.1 billion during the most recently completed fiscal year. The Company reports the results of two operating segments: the transportation logistics segment and the insurance segment.

The transportation logistics segment provides a wide range of integrated transportation management solutions. Transportation services are provided by Landstar’s “Operating Subsidiaries”: Landstar Ranger, Inc., Landstar Inway, Inc., Landstar Ligon, Inc., Landstar Gemini, Inc., Landstar Transportation Logistics, Inc., Landstar Global Logistics, Inc., Landstar Express America, Inc., Landstar Canada, Inc., Landstar Metro, S.A.P.I. de C.V., Landstar Servicios, S.A.P.I. de C.V., and as further described below, Landstar Blue. Transportation services offered by the Company include truckload and less-than-truckload transportation, rail intermodal, air cargo, ocean cargo, expedited ground and air delivery of time-critical freight, heavy-haul/specialized, U.S.-Canada and U.S.-Mexico cross-border, intra-Mexico, intra-Canada, project cargo and customs brokerage. Examples of the industries serviced by the transportation logistics segment include automotive parts and assemblies, consumer durables, building products, metals, chemicals, foodstuffs, heavy machinery, retail, electronics and military equipment. In addition, the transportation logistics segment provides transportation services to other transportation companies, including third party logistics and less-than-truckload service providers. Each of the independent commission sales agents has the opportunity to market all of the services provided by the transportation logistics segment. Billings for freight transportation services are typically charged to customers on a per shipment basis for the physical transportation of freight and are referred to as transportation revenue. During the thirteen weeks ended March 27, 2021, revenue generated by BCO Independent Contractors, Truck Brokerage Carriers and railroads represented approximately 44%, 49% and 2%, respectively, of the Company’s consolidated revenue. Collectively, revenue generated by air and ocean cargo carriers represented approximately 4% of the Company’s consolidated revenue in the thirteen-week period ended March 27, 2021.
On May 6, 2020, the Company formed a new subsidiary that was subsequently renamed Landstar Blue, LLC (“Landstar Blue”). Landstar Blue arranges truckload brokerage services while helping the Company to develop and test digital technologies and processes for the benefit of all Landstar independent commission sales agents. On June 15, 2020, Landstar Blue completed the acquisition of an independent agent of the Company whose business focused on truckload brokerage services. The results of operations from Landstar Blue are presented as part of the Company’s transportation logistics segment. Revenue from Landstar Blue represented less than 1% of the Company’s transportation logistics segment revenue in the thirteen-week period ended March 27, 2021.
The insurance segment is comprised of Signature Insurance Company (“Signature”), a wholly owned offshore insurance subsidiary, and Risk Management Claim Services, Inc. The insurance segment provides risk and claims management services to certain of Landstar’s operating subsidiaries. In addition, it reinsures certain risks of the Company’s BCO Independent Contractors and provides certain property and casualty insurance directly to certain of Landstar’s operating subsidiaries. Revenue at the insurance segment represents reinsurance premiums from third party insurance companies that provide insurance programs to BCO Independent Contractors where all or a portion of the risk is ultimately borne by Signature. Revenue at the insurance segment represented approximately 1% of the Company’s consolidated revenue for the thirteen-week period ended March 27, 2021.

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
While customer demand, which is subject to overall economic conditions, ultimately drives increases or decreases in revenue, the Company primarily relies on its independent commission sales agents to establish customer relationships and generate revenue opportunities. Management’s emphasis with respect to revenue growth is on revenue generated by independent commission sales agents who on an annual basis generate $1 million or more of Landstar revenue (“Million Dollar Agents”). Management believes future revenue growth is primarily dependent on its ability to increase both the revenue generated by Million Dollar Agents and the number of Million Dollar Agents through a combination of recruiting new agents, increasing the revenue opportunities generated by existing independent commission sales agents and providing its independent commission sales agents with digital technologies they may use to grow revenue and increase efficiencies at their businesses. During the 2020 fiscal year, 508 independent commission sales agents generated $1 million or more of Landstar revenue and thus qualified as Million Dollar Agents. During the 2020 fiscal year, the average revenue generated by a Million Dollar Agent was $7,489,000 and revenue generated by Million Dollar Agents in the aggregate represented 92% of consolidated revenue.

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

	Thirteen Weeks Ended
	March 27, 2021	March 28, 2020
Revenue generated through (in thousands):
Truck transportation
Truckload:
Van equipment	$827,187	$545,307
Unsided/platform equipment	340,632	286,328
Less-than-truckload	25,670	22,941

Total truck transportation	1,193,489	854,576
Rail intermodal	31,708	28,129
Ocean and air cargo carriers	47,600	26,587
Other (1)	14,737	18,274

	$1,287,534	$927,566

Revenue on loads hauled via BCO Independent Contractors included in total truck transportation	$560,114	$431,279
Number of loads:
Truck transportation
Truckload:
Van equipment	368,873	315,345
Unsided/platform equipment	126,265	120,589
Less-than-truckload	40,692	38,356

Total truck transportation	535,830	474,290
Rail intermodal	11,700	11,540
Ocean and air cargo carriers	9,230	7,070

	556,760	492,900

Loads hauled via BCO Independent Contractors included in total truck transportation	245,950	233,400
Revenue per load:
Truck transportation
Truckload:
Van equipment	$2,242	$1,729
Unsided/platform equipment	2,698	2,374
Less-than-truckload	631	598
Total truck transportation	2,227	1,802
Rail intermodal	2,710	2,438
Ocean and air cargo carriers	5,157	3,761
Revenue per load on loads hauled via BCO Independent Contractors	$2,277	$1,848
Revenue by capacity type (as a % of total revenue):
Truck capacity providers:
BCO Independent Contractors	44%	46%
Truck Brokerage Carriers	49%	46%
Rail intermodal	2%	3%
Ocean and air cargo carriers	4%	3%
Other	1%	2%

(1)	Includes primarily reinsurance premium revenue generated by the insurance segment and intra-Mexico transportation services revenue generated by Landstar Metro.

Also critical to the Company’s success is its ability to secure capacity, particularly truck capacity, at rates that allow the Company to profitably transport customers’ freight. The following table summarizes the number of available truck capacity providers on the dates indicated:

	March 27, 2021	March 28, 2020
BCO Independent Contractors	10,498	9,444
Truck Brokerage Carriers:
Approved and active (1)	49,538	38,879
Other approved	23,246	16,657

	72,784	55,536

Total available truck capacity providers	83,282	64,980

Trucks provided by BCO Independent Contractors	11,268	10,112

(1)	Active refers to Truck Brokerage Carriers who moved at least one load in the 180 days immediately preceding the fiscal quarter end.
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
In general, gross profit margin on revenue generated by BCO Independent Contractors represents a fixed percentage of revenue due to the nature of the contracts that pay a fixed percentage of revenue to both the BCO Independent Contractors and independent commission sales agents. For revenue generated by Truck Brokerage Carriers, gross profit margin is either fixed or variable as a percent of revenue, depending on the contract with each individual independent commission sales agent. Under certain contracts with independent commission sales agents, the Company retains a fixed percentage of revenue and the agent retains the amount remaining less the cost of purchased transportation (the “retention contracts”). Gross profit margin on revenue generated from shipments hauled by railroads, air cargo carriers, ocean cargo carriers and Truck Brokerage Carriers, other than those under retention contracts, is variable in nature as the Company’s contracts with independent commission sales agents provide commissions to agents at a contractually agreed upon percentage of net revenue for these types of shipments. Approximately 48% of the Company’s consolidated revenue in the thirteen-week period ended March 27, 2021 was generated under contracts that have a fixed gross profit margin while 52% was under contracts that have a variable gross profit margin.

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
Effective May 1, 2019, the Company entered into a new three year commercial auto liability insurance arrangement for losses incurred between $5,000,000 and $10,000,000 (the “Initial Excess Policy”) with a third party insurance company. For commercial trucking claims incurred on or after May 1, 2019 through April 30, 2022, the Initial Excess Policy provides for a limit for a single loss of $5,000,000, with an aggregate limit of $15,000,000 for each policy year, an aggregate limit of $20,000,000 for the thirty-six
month term ended April 30, 2022, and options to increase such aggregate limits for pre-established
amounts of additional premium. If aggregate losses under the Initial Excess Policy exceed either the annual aggregate limit or the aggregate limit for the three year period ending April 30, 2022, and the Company did not elect to increase such aggregate limits for a pre-established
amount of additional premium, Landstar would retain liability of up to $10,000,000 per occurrence, inclusive of its $5,000,000 self-insured retention for commercial trucking claims during the remainder of the applicable policy year(s). Moreover, as a result of the Company’s aggregate loss experience since it entered into the Initial Excess Policy, the Initial Excess Policy required the Company to pay additional premium relating to its existing coverage up to a pre-established
maximum amount of $3,500,000, which was provided for in insurance and claims costs for the Company’s 2020 fiscal first quarter.
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
During the thirteen-week period ended March 27, 2021, employee compensation and benefits accounted for approximately seventy-three percent of the Company’s selling, general and administrative costs.
Depreciation and amortization primarily relate to depreciation of trailing equipment and information technology hardware and software.

The following table sets forth the percentage relationship of purchased transportation and commissions to agents, both being direct costs, to revenue and indirect costs as a percentage of gross profit for the periods indicated:

	Thirteen Weeks Ended
	March 27, 2021	March 28, 2020
Revenue	100.0%	100.0%
Purchased transportation	77.5	76.5
Commissions to agents	7.8	8.1

Gross profit margin	14.7%	15.4%

Gross profit	100.0%	100.0%
Investment income	0.4	0.8
Indirect costs and expenses:
Other operating costs, net of gains on asset sales/dispositions	4.0	5.8
Insurance and claims	11.4	17.5
Selling, general and administrative	24.0	31.7
Depreciation and amortization	6.4	8.0

Total costs and expenses	45.8	63.0

Operating margin	54.6%	37.8%

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
THIRTEEN WEEKS ENDED MARCH 27, 2021 COMPARED TO THIRTEEN WEEKS ENDED MARCH 28, 2020
Revenue for the 2021 thirteen-week period was $1,287,534,000, an increase of $359,968,000, or 39%, compared to the 2020 thirteen-week period. Transportation revenue increased $356,615,000, or 39%. The increase in transportation revenue was attributable to increased revenue per load of approximately 24% and an increased number of loads hauled of approximately 13% compared to the 2020 thirteen-week period. Reinsurance premiums were $17,035,000 and $13,682,000 for the 2021 and 2020 thirteen-week periods, respectively. The increase in revenue from reinsurance premiums was primarily attributable to increased premiums from a third party insurance company relating to unladen insurance provided to certain BCO Independent Contractors and an increase in the average number of trucks provided by BCO Independent Contractors in the 2021 thirteen-week period compared to the 2020 thirteen-week period.

Truck transportation revenue generated by BCO Independent Contractors and Truck Brokerage Carriers (together, the “third party truck capacity providers”) for the 2021 thirteen-week period was $1,193,489,000, representing 93% of total revenue, an increase of $338,913,000, or 40%, compared to the 2020 thirteen-week period. Revenue per load on loads hauled by third party truck capacity providers increased approximately 24% compared to the 2020 thirteen-week period, and the number of loads hauled by third party truck capacity providers increased approximately 13% in the 2021 thirteen-week period compared to the 2020 thirteen-week period. The increase in revenue per load on loads hauled via truck was primarily due to a tight truck capacity environment during the 2021 thirteen-week period, which resulted in less readily available truck capacity as compared to the 2020 thirteen-week period. The tight truck capacity environment was exacerbated during fiscal March by the impact of severe winter weather across the United States. Year-over-year truck revenue per load increased compared to the corresponding period of 2020 by 18%, 19% and 31% for January, February and March, respectively. Revenue per load on loads hauled via van equipment increased 30%, revenue per load on loads hauled via unsided/platform equipment increased 14% and revenue per load on less-than-truckload loadings increased 5% as compared to the 2020 thirteen-week period. The increase in the number of loads hauled via truck compared to the 2020 thirteen-week period was due to increased demand for the Company’s truck transportation services, particularly those services provided via van equipment in the 2021 period compared to the 2020 period. Loads hauled via van equipment increased 17%, loads hauled via unsided/platform equipment increased 5% and less-than-truckload volumes increased 6% as compared to the 2020 thirteen-week period. Fuel surcharges billed to customers on revenue generated by BCO Independent Contractors are excluded from revenue. Fuel surcharges on Truck Brokerage Carrier revenue identified separately in billings to customers and included as a component of Truck Brokerage Carrier revenue were $19,234,000 and $17,196,000 in the 2021 and 2020 thirteen-week periods, respectively.
Transportation revenue generated by rail intermodal, air cargo and ocean cargo carriers (collectively, the “multimode capacity providers”) for the 2021 thirteen-week period was $79,308,000, or 6% of total revenue, an increase of $24,592,000, or 45%, compared to the 2020 thirteen-week period. Revenue per load on revenue generated by multimode capacity providers increased approximately 29% in the 2021 thirteen-week period compared to the 2020 thirteen-week period, and the number of loads hauled by multimode capacity providers increased approximately 12% over the same period. Revenue per load on loads hauled by multimode capacity providers increased for all modes, primarily due to strong U.S. and global economic recoveries coupled with supply chain disruptions. Revenue per load on revenue generated by multimode capacity providers is influenced by many factors, including revenue mix among the various modes of transportation used, length of haul, complexity of freight, density of freight lanes, fuel costs and availability of capacity. The increase in the number of loads hauled by multimode capacity providers was primarily due to a 33% increase in air loadings and a 29% increase in ocean loadings. The 33% increase in air loadings was primarily attributable to increased loadings at one specific agency, while the 29% increase in ocean loadings was broad-based across many customers.
Purchased transportation was 77.5% and 76.5% of revenue in the 2021 and 2020 thirteen-week periods, respectively. The increase in purchased transportation as a percentage of revenue was primarily due to an increased rate of purchased transportation on revenue generated by Truck Brokerage Carriers and an increased percentage of revenue contributed by Truck Brokerage Carriers, which typically has a higher rate of purchased transportation than revenue generated by BCO Independent Contractors. Commissions to agents were 7.8% and 8.1% of revenue in the 2021 and 2020 thirteen-week periods, respectively. The decrease in commissions to agents as a percentage of revenue was primarily attributable to a decreased net revenue margin on revenue generated by Truck Brokerage Carriers and a decreased commission rate paid on revenue generated by BCO Independent Contractors due to the elimination as of the end of the 2020 fiscal year of certain incentive commission arrangements formerly paid to agents relating to a discontinued BCO recruitment and retention program.
Investment income was $684,000 and $1,167,000 in the 2021 and 2020 thirteen-week periods, respectively. The decrease in investment income was primarily attributable to lower average rates of return on investments in the 2021 thirteen-week period and a lower average investment balance held by the insurance segment in the 2021 thirteen-week period.
Other operating costs decreased $664,000 in the 2021 thirteen-week period compared to the 2020 thirteen-week period and represented 4.0% of gross profit in the 2021 period compared to 5.8% of gross profit in the 2020 period. The decrease in other operating costs compared to the prior year was primarily due to a decreased provision for contractor bad debt and decreased trailing equipment maintenance costs, partially offset by decreased gains on sales of used trailing equipment. The decrease in other operating costs as a percentage of gross profit was caused by the effect of increased gross profit and the decrease in other operating costs.

Insurance and claims decreased $3,452,000 in the 2021 thirteen-week period compared to the 2020 thirteen-week period and represented 11.4% of gross profit in the 2021 period compared to 17.5% of gross profit in the 2020 period. The decrease in insurance and claims expense compared to the prior year was primarily due to a severe claim incurred in the 2020 period, as well as the impact of net unfavorable development of prior years’ claims in the 2020 thirteen-week period, partially offset by an increase in insurance premiums, primarily for commercial trucking liability coverage. During the 2021 and 2020 thirteen-week periods, insurance and claims costs included $292,000 of net favorable and $2,223,000 of net unfavorable adjustments to prior years’ claims estimates, respectively. The decrease in insurance and claims as a percent of gross profit was caused by the effect of increased gross profit and the decrease in insurance and claims costs.
Selling, general and administrative costs increased $81,000 in the 2021 thirteen-week period compared to the 2020 thirteen-week period and represented 24.0% of gross profit in the 2021 period compared to 31.7% of gross profit in the 2020 period. The increase in selling, general and administrative costs compared to prior year was attributable to increased stock-based compensation expense, an increased provision for incentive compensation and increased wages, almost entirely offset by a decreased provision for customer bad debt, decreased employee benefit costs, decreased travel and entertainment costs and decreased event costs. Included in selling, general and administrative costs was stock-based compensation expense of $4,029,000 and $631,000 for the 2021 and 2020 thirteen-week periods, respectively, and incentive compensation expense of $4,289,000 and $2,031,000 for the 2021 and 2020 thirteen-week periods, respectively. The decrease in selling, general and administrative costs as a percent of gross profit was due to the effect of increased gross profit, partially offset by the increase in selling, general and administrative costs.
Depreciation and amortization increased $596,000 in the 2021 thirteen-week period compared to the 2020 thirteen-week period and represented 6.4% of gross profit in the 2021 period compared to 8.0% of gross profit in the 2020 period. The increase in depreciation and amortization expenses was primarily due to increased depreciation on information technology assets. The decrease in depreciation and amortization as a percentage of gross profit was due to the effect of increased gross profit, partially offset by the increase in depreciation and amortization.
Interest and debt expense in the 2021 thirteen-week period increased $90,000 compared to the 2020 thirteen-week period. The increase in interest and debt expense was primarily attributable to decreased interest income earned on cash balances held by the transportation logistics segment.
The provisions for income taxes for the 2021 and 2020 thirteen-week periods were based on estimated annual effective income tax rates of 24.4% and 24.2%, respectively, adjusted for discrete events, such as benefits resulting from stock-based awards. The increase in the estimated annual effective income tax rate was primarily attributable to an increased provision for nondeductible executive compensation during the 2021 period. The effective income tax rate for the 2021 thirteen-week period was 24.4%, which was higher than the statutory federal income tax rate of 21% primarily attributable to state taxes and nondeductible executive compensation, partially offset by excess tax benefits realized on stock based awards. The effective income tax rate for the 2020 thirteen-week period was 22.9%, which was higher than the statutory federal income tax rate of 21% primarily attributable to state taxes and the meals and entertainment exclusion, partially offset by excess tax benefits realized on stock based awards. The effective income tax rate in the 2020 thirteen-week period of 22.9% was lower than the 24.2% estimated annual effective income tax rate primarily due to excess tax benefits recognized on stock-based compensation arrangements in the 2020 thirteen-week period.
Net income was $77,240,000, or $2.01 per common share ($2.01 per diluted share), in the 2021 thirteen-week period. Net income was $40,895,000, or $1.04 per common share ($1.04 per diluted share), in the 2020 thirteen-week period.
CAPITAL RESOURCES AND LIQUIDITY
Working capital and the ratio of current assets to current liabilities were $474,654,000 and 1.7 to 1, respectively, at March 27, 2021, compared with $402,038,000 and 1.5 to 1, respectively, at December 26, 2020. Landstar has historically operated with current ratios within the range of 1.5 to 1 to 2.0 to 1. Cash provided by operating activities was $69,891,000 in the 2021 thirteen-week period compared with $99,216,000 in the 2020 thirteen-week period. The decrease in cash flow provided by operating activities was primarily attributable to the 39% increase in revenue year-over-year, which increased net receivables, defined as accounts receivable less accounts payable.
The Company declared and paid $0.21 per share, or $8,067,000 in the aggregate, in cash dividends during the thirteen-week period ended March 27, 2021 and, during such period, also paid $76,770,000 of dividends payable which were declared during fiscal year 2020 and included in current liabilities in the consolidated balance sheet at December 26, 2020. The Company declared and paid $0.185 per share, or $7,336,000 in the aggregate, in cash dividends during the thirteen-week period ended March 28, 2020 and, during such period, also paid $78,947,000 of dividends payable which were declared during fiscal year 2019 and included in current liabilities in the consolidated balance sheet at December 28, 2019. During the thirteen-week period ended March 27, 2021, the Company did not purchase any shares of its common stock. During the thirteen-week period ended March 28, 2020, the Company purchased 1,178,970 shares of its common stock at a total cost of $115,962,000. As of March 27, 2021, the Company may purchase in the aggregate up to 1,821,030 shares of its common stock under its authorized stock purchase program. Long-term debt, including current maturities, was $90,996,000 at March 27, 2021, $9,778,000 lower than at December 26, 2020.

Shareholders’ equity was $762,919,000, or 89% of total capitalization (defined as long-term debt including current maturities plus equity), at March 27, 2021, compared to $691,835,000, or 87% of total capitalization, at December 26, 2020. The increase in shareholders’ equity was primarily the result of net income, partially offset by dividends declared by the Company in the 2021 thirteen-week period.
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
At March 27, 2021, the Company had no borrowings outstanding and $33,620,000 of letters of credit outstanding under the Credit Agreement. At March 27, 2021, there was $216,380,000 available for future borrowings under the Credit Agreement. In addition, the Company has $64,934,000 in letters of credit outstanding as collateral for insurance claims that are secured by investments totaling $72,149,000 at March 27, 2021. Investments, all of which are carried at fair value, include primarily investment-grade bonds and U.S. Treasury obligations having maturities of up to five years. Fair value of investments is based primarily on quoted market prices. See “Notes to Consolidated Financial Statements” included herein for further discussion on measurement of fair value of investments.
Historically, the Company has generated sufficient operating cash flow to meet its debt service requirements, fund continued growth, both organic and through acquisitions, complete or execute share purchases of its common stock under authorized share purchase programs, pay dividends and meet working capital needs. As an asset-light provider of integrated transportation management solutions, the Company’s annual capital requirements for operating property are generally for trailing equipment and information technology hardware and software. In addition, a significant portion of the trailing equipment used by the Company is provided by third party capacity providers, thereby reducing the Company’s capital requirements. During the 2021 thirteen-week period, the Company purchased $4,076,000 of operating property. Landstar anticipates acquiring either by purchase or lease financing during the remainder of fiscal year 2021 approximately $107,000,000 in operating property, consisting primarily of new trailing equipment to replace older trailing equipment and information technology equipment.
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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Landstar provides for the estimated costs of self-insured claims primarily on an actuarial basis. The amount recorded for the estimated liability for claims incurred is based upon the facts and circumstances known on the applicable balance sheet date. The ultimate resolution of these claims may be for an amount greater or less than the amount estimated by management. The Company continually revises its existing claim estimates as new or revised information becomes available on the status of each claim. Historically, the Company has experienced both favorable and unfavorable development of prior years’ claims estimates. During the 2021 and 2020 thirteen-week periods, insurance and claims costs included $292,000 of net favorable and $2,223,000 of net unfavorable adjustments to prior years’ claims estimates, respectively. It is reasonably likely that the ultimate outcome of settling all outstanding claims will be more or less than the estimated claims liability at March 27, 2021.
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
The revolving credit loans under the Credit Agreement, at the option of Landstar, bear interest at (i) the Eurocurrency rate plus an applicable margin ranging from 1.25% to 2.00%, or (ii) an alternate base rate plus an applicable margin ranging from 0.25% to 1.00%, in each case with the applicable margin determined based upon the Company’s Leverage Ratio, as defined in the Credit Agreement, at the end of the most recent applicable fiscal quarter for which financial statements have been delivered. The revolving credit facility bears a commitment fee, payable in arrears, of 0.25% to 0.35%, based on the Company’s Leverage Ratio at the end of the most recent applicable fiscal quarter for which financial statements have been delivered. As of March 27, 2021 and during the entire 2021 first quarter, the Company had no borrowings outstanding under the Credit Agreement.
Long-term investments, all of which are
available-for-sale
and are carried at fair value, include primarily investment-grade bonds and U.S. Treasury obligations having maturities of up to five years. Assuming that the long-term portion of investments remains at $81,201,000, the balance at March 27, 2021, a hypothetical increase or decrease in interest rates of 100 basis points would not have a material impact on future earnings on an annualized basis. Short-term investments consist of short-term investment-grade instruments and the current maturities of investment-grade corporate bonds and U.S. Treasury obligations. Accordingly, any future interest rate risk on these short-term investments would not be material to the Company’s operating results.
Assets and liabilities of the Company’s Canadian and Mexican operations are translated from their functional currency to U.S. dollars using exchange rates in effect at the balance sheet date and revenue and expense accounts are translated at average monthly exchange rates during the period. Adjustments resulting from the translation process are included in accumulated other comprehensive income. Transactional gains and losses arising from receivable and payable balances, including intercompany balances, in the normal course of business that are denominated in a currency other than the functional currency of the operation are recorded in the statements of income when they occur. The assets held at the Company’s Canadian and Mexican subsidiaries at March 27, 2021 were collectively, as translated to U.S. dollars, approximately 2% of total consolidated assets. Accordingly, translation gains or losses of 50% or less related to the Canadian and Mexican operations would not be material.

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
promulgated under the Securities Exchange Act of 1934, as amended). Based on that evaluation, the CEO and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of March 27, 2021 to provide reasonable assurance that information required to be disclosed by the Company in reports that it filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.
There were no changes in the Company’s internal control over financial reporting during the first quarter of 2021, which were identified in connection with management’s evaluation required by paragraph (d) of Rules
13a-15
and
15d-15
under the Securities Exchange Act of 1934, as amended, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
PART II
OTHER INFORMATION
Item 1. Legal Proceedings
See Part I, Item 2, “
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Legal Matters
”
Item 1A. Risk Factors
For a discussion identifying risk factors and other important factors that could cause actual results to differ materially from those anticipated, see the discussions under Part I, Item 1A, “Risk Factors” in the Company’s Annual Report on Form
10-K
for the fiscal year ended December 26, 2020 and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Notes to Consolidated Financial Statements” in this Quarterly Report on Form
10-Q.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Company
The Company did not purchase any shares of its common stock during the period from December 27, 2020 to March 27, 2021, the Company’s first fiscal quarter.
On December 9, 2019, the Landstar System, Inc. Board of Directors authorized the Company to purchase up to 1,849,068 shares of the Company’s common stock from time to time in the open market and in privately negotiated transactions. As of March 27, 2021, the Company had authorization to purchase in the aggregate up to 1,821,030 shares of its common stock under this program. No specific expiration date has been assigned to the December 9, 2019 authorization.
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

LANDSTAR SYSTEM, INC.
Date: April 30, 2021	/s/ James B. Gattoni
James B. Gattoni
President and Chief Executive Officer; Principal Executive Officer;
Principal Financial Officer; Director
Date: April 30, 2021	/s/ James P. Todd
James P. Todd
Vice President and Corporate Controller
of Landstar Systems Holding, Inc.; Principal Accounting Officer