Form 10-Q
period 2021-06-26
LANDSTAR SYSTEM INC
filed 2021-07-30
CIK 853816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended
June 26, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to ________________
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
(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files)
:
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
The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of the close of business on July 19, 2021 was 38,275,799.

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
10-01
of Regulation
S-X
and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the twenty six weeks ended June 26, 2021 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 25, 2021.
These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s 2020 Annual Report on Form
10-K.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)
(Unaudited)

	June 26, 2021	December 26, 2020
ASSETS
Current Assets
Cash and cash equivalents	$186,404	$249,354
Short-term investments	52,560	41,375
Trade accounts receivable, less allowance of $6,199 and $8,670	902,950	764,169
Other receivables, including advances to independent contractors, less allowance of $6,843 and $7,239	49,819	134,757
Other current assets	41,533	18,520

Total current assets	1,233,266	1,208,175

Operating property, less accumulated depreciation and amortization of $321,181 and $299,407	281,016	296,996
Goodwill	40,973	40,949
Other assets	147,958	107,679

Total assets	$1,703,213	$1,653,799

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Cash overdraft	$70,554	$74,748
Accounts payable	481,711	380,505
Current maturities of long-term debt	30,450	35,415
Insurance claims	41,854	149,774
Dividends payable	—	76,770
Other current liabilities	95,646	88,925

Total current liabilities	720,215	806,137

Long-term debt, excluding current maturities	51,181	65,359
Insurance claims	43,053	38,867
Deferred income taxes and other noncurrent liabilities	58,591	51,601
Shareholders’ Equity
Common stock, $0.01 par value, authorized 160,000,000 shares, issued 68,229,880 and 68,183,702 shares	682	682
Additional paid-in capital	238,422	228,875
Retained earnings	2,199,637	2,046,238
Cost of 29,954,081 and 29,797,639 shares of common stock in treasury	(1,606,716)	(1,581,961)
Accumulated other comprehensive loss	(1,852)	(1,999)

Total shareholders’ equity	830,173	691,835

Total liabilities and shareholders’ equity	$1,703,213	$1,653,799

See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share amounts)
(Unaudited)

	Twenty Six Weeks Ended		Thirteen Weeks Ended
	June 26, 2021	June 27, 2020	June 26, 2021	June 27, 2020
Revenue	$2,858,252	$1,751,080	$1,570,718	$823,514
Investment income	1,432	2,002	748	835
Costs and expenses:
Purchased transportation	2,226,526	1,344,390	1,228,241	635,133
Commissions to agents	221,702	150,642	121,693	75,266
Other operating costs, net of gains on asset sales/dispositions	16,545	15,674	8,903	7,368
Insurance and claims	45,629	44,708	24,124	19,751
Selling, general and administrative	99,522	85,928	54,114	40,601
Depreciation and amortization	24,244	22,972	12,143	11,467
Impairment of intangible and other assets	—	2,582	—	2,582

Total costs and expenses	2,634,168	1,666,896	1,449,218	792,168

Operating income	225,516	86,186	122,248	32,181
Interest and debt expense	2,009	1,928	967	976

Income before income taxes	223,507	84,258	121,281	31,205
Income taxes	53,973	19,109	28,987	6,951

Net income	$169,534	$65,149	$92,294	$24,254

Diluted earnings per share	$4.41	$1.68	$2.40	$0.63

Average diluted shares outstanding	38,403,000	38,816,000	38,402,000	38,379,000

Dividends per common share	$0.420	$0.370	$0.210	$0.185

See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(Unaudited)

	Twenty Six Weeks Ended		Thirteen Weeks Ended
	June 26, 2021	June 27, 2020	June 26, 2021	June 27, 2020
Net income	$169,534	$65,149	$92,294	$24,254
Other comprehensive income (loss):
Unrealized holding (losses) gains on available-for-sale investments, net of tax (benefit) expense of ($243), $338, ($96) and $770	(883)	1,237	(349)	2,816
Foreign currency translation gains (losses)	1,030	(6,170)	1,450	1,732

Other comprehensive income (loss)	147	(4,933)	1,101	4,548

Comprehensive income	$169,681	$60,216	$93,395	$28,802

See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Twenty Six Weeks Ended
	June 26, 2021	June 27, 2020
OPERATING ACTIVITIES
Net income	$169,534	$65,149
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of operating property and intangible assets	24,244	22,972
Non-cash interest charges	224	126
Provisions for losses on trade and other accounts receivable	1,393	6,528
Gains on sales/disposals of operating property	(766)	(1,812)
Impairment of intangible and other assets	—	2,582
Deferred income taxes, net	6,240	6,228
Stock-based compensation	10,893	1,201
Changes in operating assets and liabilities:
(Increase) decrease in trade and other accounts receivable	(55,236)	99,601
Increase in other assets	(24,704)	(24,809)
Increase (decrease) in accounts payable	101,206	(31)
Increase in other liabilities	7,882	10,231
(Decrease) increase in insurance claims	(103,734)	10,419

NET CASH PROVIDED BY OPERATING ACTIVITIES	137,176	198,385

INVESTING ACTIVITIES
Net changes in other short-term investments	—	131
Sales and maturities of investments	17,242	14,897
Purchases of investments	(68,366)	(16,382)
Purchases of operating property	(9,000)	(17,676)
Proceeds from sales of operating property	1,438	4,465
Consideration paid for acquisition	—	(2,701)

NET CASH USED BY INVESTING ACTIVITIES	(58,686)	(17,266)

FINANCING ACTIVITIES
Decrease in cash overdraft	(4,194)	(18,344)
Dividends paid	(92,905)	(93,382)
Proceeds from exercises of stock options	77	614
Taxes paid in lieu of shares issued related to stock-based compensation plans	(2,341)	(3,280)
Purchases of common stock	(23,837)	(115,962)
Principal payments on finance lease obligations	(19,143)	(21,958)
Payment of deferred consideration	(168)	—

NET CASH USED BY FINANCING ACTIVITIES	(142,511)	(252,312)

Effect of exchange rate changes on cash and cash equivalents	1,071	(2,851)

Decrease in cash and cash equivalents	(62,950)	(74,044)
Cash and cash equivalents at beginning of period	249,354	319,515

Cash and cash equivalents at end of period	$186,404	$245,471

See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Twenty Six and Thirteen Weeks Ended June 26, 2021 and June 27, 2020
(Dollars in thousands)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock at Cost		Accumulated Other Comprehensive (Loss) Income
	Shares	Amount			Shares	Amount		Total
Balance December 26, 2020	68,183,702	$682	$228,875	$2,046,238	29,797,639	$(1,581,961)	$(1,999)	$691,835
Net income				77,240				77,240
Dividends ($0.21 per share)				(8,067)				(8,067)
Issuance of stock related to stock- b ased compensation plans	28,594	—	(307)		6,087	(857)		(1,164)
Stock-based compensation			4,029					4,029
Other comprehensive loss							(954)	(954)

Balance March 27, 2021	68,212,296	$682	$232,597	$2,115,411	29,803,726	$(1,582,818)	$(2,953)	$762,919

Net income				92,294				92,294
Dividends ($0.21 per share)				(8,068)				(8,068)
Purchases of common stock					150,000	(23,837)		(23,837)
Issuance of stock related to stock-based compensation plans	17,584	—	(1,039)		355	(61)		(1,100)
Stock-based compensation			6,864					6,864
Other comprehensive income							1,101	1,101

Balance June 26, 2021	68,229,880	$682	$238,422	$2,199,637	29,954,081	$(1,606,716)	$(1,852)	$830,173

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock at Cost		Accumulated Other Comprehensive (Loss) Income
	Shares	Amount			Shares	Amount		Total
Balance December 28, 2019	68,083,419	$681	$226,123	$1,962,161	28,609,926	$(1,465,284)	$(2,212)	$721,469
Adoption of accounting standard				(702)				(702)
Net income				40,895				40,895
Dividends ($0.185 per share)				(7,336)				(7,336)
Purchases of common stock					1,178,970	(115,962)		(115,962)
Issuance of stock related to stock- based compensation plans	84,063	1	(1,781)		8,078	(639)		(2,419)
Stock-based compensation			631					631
Other comprehensive loss							(9,481)	(9,481)

Balance March 28, 2020	68,167,482	$682	$224,973	$1,995,018	29,796,974	$(1,581,885)	$(11,693)	$627,095

Net income				24,254				24,254
Dividends ($0.185 per share)				(7,099)				(7,099)
Issuance of stock related to stock- based compensation plans	9,305	—	(211)		354	(36)		(247)
Stock-based compensation			570					570
Other comprehensive income							4,548	4,548

Balance June 27, 2020	68,176,787	$682	$225,332	$2,012,173	29,797,328	$(1,581,921)	$(7,145)	$649,121

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
twenty-six-week
and thirteen-week periods ended June 26, 2021 and June 27, 2020 (dollars in thousands):

	Twenty Six Weeks Ended		Thirteen Weeks Ended
Mode	June 26, 2021	June 27, 2020	June 26, 2021	June 27, 2020
Truck – BCO Independent Contractors	42%	46%	41%	46%
Truck – Truck Brokerage Carriers	50%	46%	51%	46%
Rail intermodal	3%	3%	3%	3%
Ocean and air cargo carriers	4%	3%	4%	4%
Truck Equipment Type
Van equipment	$1,798,061	$1,028,334	$970,874	$483,027
Unsided/platform equipment	$784,883	$533,716	$444,251	$247,388
Less-than-truckload	$54,732	$45,859	$29,062	$22,918

(2)	Share-based Payment Arrangements
As of June 26, 2021, the Company has an employee equity incentive plan, the 2011 equity incentive plan (the “2011 EIP”). The Company also has a stock compensation plan for members of its Board of Directors, the Amended and Restated 2013 Directors Stock Compensation Plan (as amended and restated as of May 17, 2016, the “2013 DSCP”).
6,000,000 shares of the Company’s common stock were authorized for issuance under the 2011 EIP and 115,000 shares of the Company’s common stock were authorized for issuance under the 2013 DSCP. The 2011 EIP and 2013 DSCP are each referred to herein as a “Plan,” and, collectively, as the “Plans.” Amounts recognized in the financial statements with respect to these Plans are as follows (in thousands):

	Twenty Six Weeks Ended		Thirteen Weeks Ended
	June 26, 2021	June 27, 2020	June 26, 2021	June 27, 2020
Total cost of the Plans during the period	$10,893	$1,201	$6,864	$570
Amount of related income tax benefit recognized during the period	(3,717)	(1,135)	(2,376)	(262)

Net cost of the Plans during the period	$7,176	$66	$4,488	$308

Included in income tax benefits recognized in the
twenty-six-week
periods ended June 26, 2021 and June 27, 2020 were excess tax benefits from stock-based awards of $1,038,000 and $829,000, respectively.

As of June 26, 2021, there were 56,782 shares of the Company’s common stock reserved for issuance under the 2013 DSCP and 3,499,568 shares of the Company’s common stock reserved for issuance under the 2011 EIP.
Restricted Stock Units
The following table summarizes information regarding the Company’s outstanding restricted stock unit (“RSU”) awards with either a performance condition or a market condition under the Plans:

	Number of	Weighted Average Grant Date
	RSUs	Fair Value
Outstanding at December 26, 2020	183,213	$93.44
Granted	45,864	$128.93
Shares earned in excess of target (1)	7,132	$31.97
Vested shares	(24,600)	$59.85

Outstanding at June 26, 2021	211,609	$102.97

(1)	Represents shares earned in excess of target under the May 1, 2015 RSU award as total shareholder return exceeded the target under the award.
During the
twenty-six-week
period ended June 26, 2021, the Company granted RSUs with a performance condition. Outstanding RSUs at both December 26, 2020 and June 26, 2021 include RSUs with a performance condition and RSUs with a market condition, as further described below and in the Company’s 2020 Annual Report on Form
10-K.
RSUs with a performance condition granted on January 29, 2021 may vest on January 31 of 2024, 2025 and 2026 based on growth in operating income and pre-tax
income per diluted share from continuing operations as compared to the results from the 2020 fiscal year, adjusted to reflect the add back of non-cash
impairment charges recorded in the Company’s 2020 fiscal year related to certain assets, primarily customer contract and related customer relationship intangible assets, held by the Company’s Mexican subsidiaries.
The Company recognized approximately $9,249,000 and ($308,000) of share-based compensation expense/(benefit) related to RSU awards in the twenty-six-week
periods ended June 26, 2021 and June 27, 2020, respectively. As of June 26, 2021, there was a maximum of $33.8 million of total unrecognized compensation cost related to RSU awards granted under the Plans with an expected average remaining life of approximately 3.3 years. With respect to RSU awards with a performance condition, the amount of future compensation expense to be recognized will be determined based on future operating results.
Non-vested
Restricted Stock and Deferred Stock Units
The following table summarizes information regarding the Company’s outstanding shares of non-vested
restricted stock and Deferred Stock
Units
(defined below) under the Plans:

	Number of Shares and Deferred Stock Units	Weighted Average Grant Date Fair Value
Non-vested at December 26, 2020	60,440	$103.65
Granted	26,351	$150.20
Vested	(29,055)	$104.35

Non-vested at June 26, 2021	57,736	$124.55

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

As of June 26, 2021, there was
$
5,626,000
of total unrecognized compensation cost related to
non-vested
shares of restricted stock and Deferred Stock Units granted under the Plans. The unrecognized compensation cost related to these non-vested
shares of restricted stock and Deferred Stock Units is expected to be recognized over a weighted average period of
2.2
years.
Stock Options
The following table summarizes information regarding the Company’s outstanding stock options under the Plans:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (000s)
Options outstanding at December 26, 2020	17,650	$54.16
Exercised	(5,280)	$51.83

Options outstanding at June 26, 2021	12,370	$55.15	1.3	$1,304

Options exercisable at June 26, 2021	12,370	$55.15	1.3	$1,304

The total intrinsic value of stock options exercised during the twenty-six-week

periods ended June 26, 2021 and June 27, 2020 was $
521,000
and $
1,071,000
, respectively.
As of June 26, 2021, there was no unrecognized compensation cost related to stock options granted under the Plans.

(3)	Income Taxes
The provisions for income taxes for the 2021 and 2020
twenty-six-week
periods were based on estimated annual effective income tax rates of 24.4% and 24.2%, respectively, adjusted for discrete events, such as benefits resulting from stock-based awards. The increase in the estimated annual effective income tax rate was primarily attributable to increased anticipated nondeductible executive compensation during the 2021 period. The effective income tax rate for the 2021 twenty-six-week
period was 24.1%, which was higher than the statutory federal income tax rate of 21% primarily attributable to state taxes and nondeductible
executive compensation, partially offset by excess tax benefits realized on stock-based awards. The effective income tax rate for the 2020 twenty-six-week
period was 22.7%, which was higher than the statutory federal income tax rate of 21% primarily attributable to state taxes and the meals and entertainment exclusion, partially offset by state tax refunds and excess tax benefits realized on stock-based awards.

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
twenty-six-week
and thirteen-week periods, in reference to the determination of diluted earnings per share, the future compensation cost attributable to outstanding shares of non-vested
restricted stock exceeded the impact of incremental shares that would have been outstanding upon the assumed exercise of all dilutive stock options.
For each of the
twenty-six-week
periods ended June 26, 2021 and June 27, 2020, no options outstanding to purchase shares of common stock were antidilutive. Outstanding RSUs were excluded from the calculation of diluted earnings per share for all periods because the performance metric requirements or market condition for vesting had not been satisfied.

(5)	Additional Cash Flow Information
During the 2021
twenty-six-week
period, Landstar paid income taxes and interest of $51,679,000 and $1,883,000, respectively. During the 2020 twenty-six-week
period, Landstar paid income taxes and interest of $16,198,000 and $2,057,000, respectively. Landstar did not acquire any operating property by entering into finance leases in the 2021 twenty-six-week
period. Landstar acquired operating property by entering into finance leases in the amount of $7,485,000 in the 2020 twenty-six-week
period.

(6)	Segment Information
The following table summarizes information about the Company’s reportable business segments as of and for the twenty-six-week and thirteen-week periods ended June 26, 2021 and June 27, 2020 (in thousands):

	Twenty Six Weeks Ended
	June 26, 2021			June 27, 2020
	Transportation Logistics	Insurance	Total	Transportation Logistics	Insurance	Total
External revenue	$2,823,557	$34,695	$2,858,252	$1,723,682	$27,398	$1,751,080
Internal revenue		43,495	43,495		35,834	35,834
Investment income		1,432	1,432		2,002	2,002
Operating income	199,960	25,556	225,516	76,518	9,668	86,186
Expenditures on long-lived assets	9,000		9,000	17,676		17,676
Goodwill	40,973		40,973	40,071		40,071

	Thirteen Weeks Ended
	June 26, 2021			June 27, 2020
	Transportation Logistics	Insurance	Total	Transportation Logistics	Insurance	Total
External revenue	$1,553,058	$17,660	$1,570,718	$809,798	$13,716	$823,514
Internal revenue		33,961	33,961		26,755	26,755
Investment income		748	748		835	835
Operating income	110,228	12,020	122,248	21,474	10,707	32,181
Expenditures on long-lived assets	4,924		4,924	11,877		11,877
In the
twenty-six-week
periods ended June 26, 2021 and June 27, 2020, no single customer accounted for more than 10% of the Company’s consolidated revenue.

(7)	Other Comprehensive Income
The following table presents the components of and changes in accumulated other comprehensive income (loss), net of related income taxes, as of and for the twenty-six-week
period ended June 26, 2021 (in thousands):

	Unrealized Holding Gains (Losses) on Available-for-Sale Securities	Foreign Currency Translation	Total
Balance as of December 26, 2020	$2,808	$(4,807)	$(1,999)
Other comprehensive (loss) gain	(883)	1,030	147

Balance as of June 26, 2021	$1,925	$(3,777)	$(1,852)

Amounts reclassified from accumulated other comprehensive income to investment income due to the realization of previously unrealized gains and losses in the accompanying consolidated statements of income were not significant for the twenty-six-week
period ended June 26, 2021.

(8)	Investments
Investments include primarily investment-grade corporate bonds and U.S. Treasury obligations having maturities of up to five years
 (the “bond portfolio”) and money market investments. Investments in the bond portfolio are reported as available-for-sale and are carried at fair value. Investments maturing less than one year from the balance sheet date are included in short-term investments and investments maturing more than one year from the balance sheet date are included in other assets in the consolidated balance sheets. Management performs an analysis of the nature of the unrealized losses on available-for-sale investments to determine whether an allowance for credit loss is necessary. Unrealized losses, representing the excess of the purchase price of an investment over its fair value as of the end of a period, considered to be a result of credit-related factors, are to be included as a charge in the statement of income, while unrealized losses considered to be a result of noncredit-related factors are to be included as a component of shareholders’ equity. Investments whose values are based on quoted market prices in active markets are classified within Level 1. Investments that trade in markets that are not considered to be active, but are valued based on quoted market prices, are classified within Level 2. As Level 2 investments include positions that are not traded in active markets, valuations may be adjusted to reflect illiquidity and/or non-transferability, which are generally based on available market information. Any transfers between levels are recognized as of the beginning of any reporting period. Fair value of the bond portfolio was determined using Level 1 inputs related to U.S. Treasury obligations and money market investments and Level 2 inputs related to investment-grade corporate bonds, asset-backed securities and direct obligations of government agencies. Unrealized gains, net of unrealized losses, on the investments in the bond portfolio were
$2,452,000 at June 26, 2021 and $3,578,000
at December 26, 2020, respectively.
The amortized cost and fair values of
available-for-sale
investments are as follows at June 26, 2021 and December 26, 2020 (in thousands):

		Gross	Gross
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
June 26, 2021
Money market investments	$24,649	$—	$—	$24,649
Asset-backed securities	564	—	—	564
Corporate bonds and direct obligations of government agencies	142,542	2,602	238	144,906
U.S. Treasury obligations	2,340	88	—	2,428

Total	$170,095	$2,690	$238	$172,547

December 26, 2020
Money market investments	$17,867	$—	$—	$17,867
Asset-backed securities	567	—	26	541
Corporate bonds and direct obligations of government agencies	98,241	3,551	72	101,720
U.S. Treasury obligations	2,338	125	—	2,463

Total	$119,013	$3,676	$98	$122,591

For those
available-for-sale
investments with unrealized losses at June 26, 2021 and December 26, 2020, the following table summarizes the duration of the unrealized loss (in thousands):

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
June 26, 2021
Corporate bonds and direct obligations of government agencies	$52,720	$238	$—	$—	$52,720	$238
December 26, 2020
Asset-backed securities	$541	$26	$—	$—	$541	$26
Corporate bonds and direct obligations of government agencies	2,681	72	—	—	2,681	72

Total	$3,222	$98	$—	$—	$3,222	$98

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
The components of lease cost for finance leases and operating leases for the twenty six weeks ended June 26, 2021 were (in thousands):

Finance leases:
Amortization of right-of-use assets	$10,714
Interest on lease liability	1,379

Total finance lease cost	12,093
Operating leases:
Lease cost	1,740
Variable lease cost	—
Sublease income	(2,476)

Total net operating lease income	(736)

Total net lease cost	$11,357

A summary of the lease classification on our consolidated balance sheet as of June 26, 2021 is as follows (in thousands):

Assets:
Operating lease right-of-use assets	Other assets	$2,332
Finance lease assets	Operating property, less accumulated depreciation and amortization	123,613

Total lease assets		$125,945

Liabilities:
The following table reconciles the undiscounted cash flows for the finance and operating leases to the finance and operating lease liabilities recorded on the balance sheet at June 26, 2021 (in thousands):

	Finance Leases	Operating Leases
2021 Remainder	$17,399	$384
2022	28,746	702
2023	21,735	615
2024	11,827	529
2025	5,580	284
Thereafter	—	—

Total future minimum lease payments	85,287	2,514
Less amount representing interest (1.9% to 4.4%)	3,656	182

Present value of minimum lease payments	$81,631	$2,332

Current maturities of long-term debt	30,450
Long-term debt, excluding current maturities	51,181
Other current liabilities		724
Deferred income taxes and other noncurrent liabilities		1,608
The weighted average remaining lease term and the weighted average discount rate for finance and operating leases as of June 26, 2021 were:

	Finance Leases	Operating Leases
Weighted average remaining lease term (years)	3.1	3.7
Weighted average discount rate	3.0%	4.0%

(10)	Debt
Other than the finance lease obligations as presented on the consolidated balance sheets, the Company had no outstanding debt as of June 26, 2021 and December 26, 2020.
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
The revolving credit loans under the Credit Agreement, at the option of Landstar, bear interest at (i) the Eurocurrency rate plus an applicable margin ranging from 1.25% to 2.00%, or (ii) an alternate base rate plus an applicable margin ranging from 0.25% to 1.00%, in each case with the applicable margin determined based upon the Company’s Leverage Ratio, as defined in the Credit Agreement, at the end of the most recent applicable fiscal quarter for which financial statements have been delivered. The revolving credit facility bears a commitment fee, payable quarterly in arrears, of 0.25% to 0.35%, based on the Company’s Leverage Ratio at the end of the most recent applicable fiscal quarter for which financial statements have been delivered. As of June 26, 2021 and December 26, 2020, the Company had no borrowings outstanding under the Credit Agreement.

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
Short-term investments include $52,560,000 in current maturities of investments held by the Company’s insurance segment at June 26, 2021. The non-current
portion of the bond portfolio of $119,987,000 is included in other assets. The short-term investments, together with $20,144,000 of non-current
investments, provide collateral for the $65,434,000 of letters of credit issued to guarantee payment of insurance claims. As of June 26, 2021, Landstar also had $33,579,000 of additional letters of credit outstanding under the Company’s Credit Agreement.
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
The following table summarizes the adverse effect of the increase in the cost of insurance claims resulting from unfavorable development of prior year self-insured claims estimates on operating income, net income and earnings per share set forth in the consolidated statements of income for the twenty-six-week
and thirteen-week periods ended June 26, 2021 and June 27, 2020 (in thousands, except per share amounts):

	Twenty Six Weeks Ended		Thirteen Weeks Ended
	June 26, 2021	June 27, 2020	June 26, 2021	June 27, 2020
Operating income	$980	$5,039	$1,272	$2,816
Net income	$741	$3,820	$962	$2,135
Diluted earnings per share	$0.02	$0.10	$0.03	$0.06

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
As previously disclosed in Item 1A. Risk Factors in the Company’s Form 10-Q for the 2020 first quarter, negative macroeconomic trends in Mexico during the first half of 2020, including issues in the international oil and gas sector, caused significant disruptions in the Mexican economy. Accordingly, management performed impairment tests of the carrying values of certain assets that primarily related to intra-Mexico business acquired as a part of the Fletes Avella acquisition. The impairment tests resulted in an impairment charge of $2,582,000,
as the negative macroeconomic trends in Mexico caused financial projections as of the end of the 2020 second quarter relating to these intangible assets to be substantially below those originally anticipated at the acquisition date. There was no
corresponding goodwill impairment charge recorded as the fair value of the Company’s Mexico and cross-border reporting unit significantly exceeded its carrying value as of June 27, 2020. The fair value of the Company’s Mexico and cross-border reporting unit continues to significantly exceed its carrying value as of June 26, 2021.
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
Introduction
Landstar System, Inc. and its subsidiary, Landstar System Holdings, Inc. (collectively referred to herein with their subsidiaries and other affiliated companies as “Landstar” or the “Company”), is a worldwide technology enabled asset-light provider of integrated transportation management solutions. The Company offers services to its customers across multiple transportation modes, with the ability to arrange for individual shipments of freight to comprehensive third party logistics solutions to meet all of a customer’s transportation needs. Landstar provides services principally throughout the United States and to a lesser extent in Canada and Mexico, and between the United States and Canada, Mexico and other countries around the world. The Company’s services emphasize safety, information coordination and customer service and are delivered through a network of over 1,200 independent commission sales agents and approximately 89,000 third party capacity providers, primarily truck capacity providers, linked together by a series of digital technologies which are provided and coordinated by the Company. The nature of the Company’s business is such that a significant portion of its operating costs varies directly with revenue.
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
The transportation logistics segment provides a wide range of integrated transportation management solutions. Transportation services are provided by Landstar’s “Operating Subsidiaries”: Landstar Ranger, Inc., Landstar Inway, Inc., Landstar Ligon, Inc., Landstar Gemini, Inc., Landstar Transportation Logistics, Inc., Landstar Global Logistics, Inc., Landstar Express America, Inc., Landstar Canada, Inc., Landstar Metro, S.A.P.I. de C.V., Landstar Servicios, S.A.P.I. de C.V., and as further described below, Landstar Blue. Transportation services offered by the Company include truckload and less-than-truckload transportation, rail intermodal, air cargo, ocean cargo, expedited ground and air delivery of time-critical freight, heavy-haul/specialized, U.S.-Canada and U.S.-Mexico cross-border, intra-Mexico, intra-Canada, project cargo and customs brokerage. Examples of the industries serviced by the transportation logistics segment include automotive parts and assemblies, consumer durables, building products, metals, chemicals, foodstuffs, heavy machinery, retail, electronics and military equipment. In addition, the transportation logistics segment provides transportation services to other transportation companies, including third party logistics and less-than-truckload service providers. The independent commission sales agents market services provided by the transportation logistics segment. Billings for freight transportation services are typically charged to customers on a per shipment basis for the physical transportation of freight and are referred to as transportation revenue. During the twenty six weeks ended June 26, 2021, revenue generated by BCO Independent Contractors, Truck Brokerage Carriers and railroads represented approximately 42%, 50% and 3%, respectively, of the Company’s consolidated revenue. Collectively, revenue generated by air and ocean cargo carriers represented approximately 4% of the Company’s consolidated revenue in the twenty-six-week
period ended June 26, 2021.
On May 6, 2020, the Company formed a new subsidiary that was subsequently renamed Landstar Blue, LLC (“Landstar Blue”). Landstar Blue arranges truckload brokerage services while helping the Company to develop and test digital technologies and processes for the benefit of all Landstar independent commission sales agents. On June 15, 2020, Landstar Blue completed the acquisition of an independent agent of the Company whose business focused on truckload brokerage services. The results of operations from Landstar Blue are presented as part of the Company’s transportation logistics segment. Revenue from Landstar Blue represented less than 1% of the Company’s transportation logistics segment revenue in the twenty-six-week
period ended June 26, 2021.
The insurance segment is comprised of Signature Insurance Company (“Signature”), a wholly owned offshore insurance subsidiary, and Risk Management Claim Services, Inc. The insurance segment provides risk and claims management services to certain of Landstar’s operating subsidiaries. In addition, it reinsures certain risks of the Company’s BCO Independent Contractors and provides certain property and casualty insurance directly to certain of Landstar’s operating subsidiaries. Revenue at the insurance segment represents reinsurance premiums from third party insurance companies that provide insurance programs to BCO Independent Contractors where all or a portion of the risk is ultimately borne by Signature. Revenue at the insurance segment represented approximately 1% of the Company’s consolidated revenue for the twenty-six-week
period ended June 26, 2021.
Changes in Financial Condition and Results of Operations
Management believes the Company’s success principally depends on its ability to generate freight revenue through its network of independent commission sales agents and to safely and efficiently deliver freight utilizing third party capacity providers. Management believes the most significant factors to the Company’s success include increasing revenue, sourcing capacity and controlling costs, including insurance and claims.
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

	Twenty Six Weeks Ended		Thirteen Weeks Ended
	June 26, 2021	June 27, 2020	June 26, 2021	June 27, 2020
Revenue generated through (in thousands):
Truck transportation
Truckload:
Van equipment	$1,798,061	$1,028,334	$970,874	$483,027
Unsided/platform equipment	784,883	533,716	444,251	247,388
Less-than-truckload	54,732	45,859	29,062	22,918

Total truck transportation	2,637,676	1,607,909	1,444,187	753,333
Rail intermodal	76,068	51,315	44,360	23,186
Ocean and air cargo carriers	107,840	57,250	60,240	30,663
Other (1)	36,668	34,606	21,931	16,332

	$2,858,252	$1,751,080	$1,570,718	$823,514

Revenue on loads hauled via BCO Independent Contractors included in total truck transportation	$1,209,056	$809,779	$648,942	$378,500
Number of loads:
Truck transportation
Truckload:
Van equipment	777,921	600,519	409,048	285,174
Unsided/platform equipment	275,754	231,122	149,489	110,533
Less-than-truckload	85,095	78,079	44,403	39,723

Total truck transportation	1,138,770	909,720	602,940	435,430
Rail intermodal	26,800	21,510	15,100	9,970
Ocean and air cargo carriers	19,460	14,430	10,230	7,360

	1,185,030	945,660	628,270	452,760

Loads hauled via BCO Independent Contractors included in total truck transportation	510,150	443,830	264,200	210,430
Revenue per load:
Truck transportation
Truckload:
Van equipment	$2,311	$1,712	$2,373	$1,694
Unsided/platform equipment	2,846	2,309	2,972	2,238
Less-than-truckload	643	587	655	577
Total truck transportation	2,316	1,767	2,395	1,730
Rail intermodal	2,838	2,386	2,938	2,326
Ocean and air cargo carriers	5,542	3,967	5,889	4,166
Revenue per load on loads hauled via BCO Independent Contractors	$2,370	$1,825	$2,456	$1,799
Revenue by capacity type (as a % of total revenue):
Truck capacity providers:
BCO Independent Contractors	42%	46%	41%	46%
Truck Brokerage Carriers	50%	46%	51%	46%
Rail intermodal	3%	3%	3%	3%
Ocean and air cargo carriers	4%	3%	4%	4%
Other	1%	2%	1%	2%

(1)	Includes primarily reinsurance premium revenue generated by the insurance segment and intra-Mexico transportation services revenue generated by Landstar Metro.

Also critical to the Company’s success is its ability to secure capacity, particularly truck capacity, at rates that allow the Company to profitably transport customers’ freight. The following table summarizes the number of available truck capacity providers on the dates indicated:

	June 26, 2021	June 27, 2020
BCO Independent Contractors	10,778	9,632
Truck Brokerage Carriers:
Approved and active (1)	53,891	37,600
Other approved	24,098	16,365

	77,989	53,965

Total available truck capacity providers	88,767	63,597

Trucks provided by BCO Independent Contractors	11,557	10,299

(1)	Active refers to Truck Brokerage Carriers who moved at least one load in the 180 days immediately preceding the fiscal quarter end.
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
In general, gross profit margin on revenue generated by BCO Independent Contractors represents a fixed percentage of revenue due to the nature of the contracts that pay a fixed percentage of revenue to both the BCO Independent Contractors and independent commission sales agents. For revenue generated by Truck Brokerage Carriers, gross profit margin is either fixed or variable as a percent of revenue, depending on the contract with each individual independent commission sales agent. Under certain contracts with independent commission sales agents, the Company retains a fixed percentage of revenue and the agent retains the amount remaining less the cost of purchased transportation (the “retention contracts”). Gross profit margin on revenue generated from shipments hauled by railroads, air cargo carriers, ocean cargo carriers and Truck Brokerage Carriers, other than those under retention contracts, is variable in nature as the Company’s contracts with independent commission sales agents provide commissions to agents at a contractually agreed upon percentage of net revenue for these types of shipments. Approximately 47% of the Company’s consolidated revenue in the twenty-six-week
period ended June 26, 2021 was generated under contracts that have a fixed gross profit margin while 53% was under contracts that have a variable gross profit margin.

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
The Company also maintains third party insurance arrangements providing excess coverage for commercial trucking liabilities in excess of $10,000,000. These third party arrangements provide coverage on a per occurrence or aggregated basis. Due to the increasing cost of commercial auto liability claims throughout the United States in recent years, the availability of such excess coverage has significantly decreased and the pricing associated with such excess coverage, to the extent available, has significantly increased. Effective May 1, 2021, with respect to the annual policy year ending April 30, 2022, the Company experienced an increase of approximately $3 million, or 19%, in the premiums charged by third party insurance companies to the Company for excess coverage for commercial trucking liabilities in excess of $10,000,000. Moreover, the Company increased the level of its financial exposure to commercial trucking claims in excess of $10,000,000, including through the use of additional self-insurance, deductibles, aggregate loss limits, quota shares and other arrangements with third party insurance companies, based on the availability of coverage within certain excess insurance coverage layers and estimated cost differentials between proposed premiums from third party insurance companies and historical and actuarially projected losses experienced by the Company at various levels of excess insurance coverage. No assurances can be given that the availability of excess coverage for commercial trucking claims will not continue to deteriorate, that the pricing associated with such excess coverage, to the extent available, will not continue to increase, nor that insurance coverage from third party insurers for excess coverage of commercial trucking claims will even be available on commercially reasonable terms at certain levels.
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
During the
twenty-six-week
period ended June 26, 2021, employee compensation and benefits accounted for approximately seventy-four percent of the Company’s selling, general and administrative costs.
Depreciation and amortization primarily relate to depreciation of trailing equipment and information technology hardware and software.

The following table sets forth the percentage relationship of purchased transportation and commissions to agents, both being direct costs, to revenue and indirect costs as a percentage of gross profit for the periods indicated:

	Twenty Six Weeks Ended		Thirteen Weeks Ended
	June 26, 2021	June 27, 2020	June 26, 2021	June 27, 2020
Revenue	100.0%	100.0%	100.0%	100.0%
Purchased transportation	77.9	76.8	78.2	77.1
Commissions to agents	7.8	8.6	7.7	9.1

Gross profit margin	14.3%	14.6%	14.1%	13.7%

Gross profit	100.0%	100.0%	100.0%	100.0%
Investment income	0.3	0.8	0.3	0.7
Indirect costs and expenses:
Other operating costs, net of gains on asset sales/dispositions	4.0	6.1	4.0	6.6
Insurance and claims	11.1	17.5	10.9	17.5
Selling, general and administrative	24.3	33.6	24.5	35.9
Depreciation and amortization	5.9	9.0	5.5	10.1
Impairment of intangible and other assets	—	1.0	—	2.3

Total costs and expenses	45.3	67.1	45.0	72.3

Operating margin	55.0%	33.7%	55.4%	28.4%

Management believes that a discussion of indirect costs as a percentage of gross profit is useful and meaningful to investors for the following principal reasons: (1) disclosure of these relative measures (i.e., each indirect operating cost line item as a percentage of gross profit) allows investors to better understand the underlying trends in the Company’s results of operations; (2) due to the generally fixed nature of these indirect costs (other than insurance and claims costs), these relative measures are meaningful to investors’ evaluations of the Company’s management of its indirect costs attributable to operations; (3) management considers this financial information in its decision-making, such as budgeting for infrastructure, trailing equipment and selling, general and administrative costs; and (4) this information facilitates comparisons by investors of the Company’s results to the results of other non-asset
or asset-light companies in the transportation and logistics services industry who report “net revenue” or “adjusted gross profit” in Management’s Discussion and Analysis, which represents revenue less the cost of purchased transportation. The difference between the Company’s use of the term “gross profit” and the use of the term “net revenue” or “adjusted gross profit” by other companies in the transportation and logistics services industry is due to the direct cost of commissions to agents under the Landstar business model, whereas other companies in this industry generally have no commissions to agents.
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
TWENTY SIX WEEKS ENDED JUNE 26, 2021 COMPARED TO TWENTY SIX WEEKS ENDED JUNE 27, 2020
Revenue for the 2021
twenty-six-week
period was $2,858,252,000, an increase of $1,107,172,000, or 63%, compared to the 2020 twenty-six-week
period. Transportation revenue increased $1,099,875,000, or 64%. The increase in transportation revenue was attributable to increased revenue per load of approximately 31% and an increased number of loads hauled of approximately 25% compared to the 2020 twenty-six-week
period. The significant increase in revenue in the 2021 first half from the 2020 first half was primarily related to two factors: (1) consumer demand for durable goods, building products and
e-commerce
drove revenue during the 2021 period to record levels; and (2) transportation revenue from the 2020 period was significantly adversely impacted by the effect of the
COVID-19
pandemic on the U.S. and global economies. In particular, the impact of the
COVID-19
pandemic on demand for the Company’s truck transportation services significantly accelerated during the last week of the Company’s 2020 first fiscal quarter and led to demand lows experienced by the Company in April and May 2020. In June 2020, demand for the Company’s truck transportation services sequentially increased from May 2020, but remained at significantly depressed levels throughout the remainder of the 2020 twenty-six-week
period. Reinsurance premiums were $34,695,000 and $27,398,000 for the 2021 and 2020 twenty-six-week
periods, respectively. The increase in revenue from reinsurance premiums was primarily attributable to increased premiums from a third party insurance company relating to unladen insurance provided to certain BCO Independent Contractors and an increase in the average number of trucks provided by BCO Independent Contractors in the 2021 twenty-six-week
period compared to the 2020
twenty-six-week
period.
Truck transportation revenue generated by BCO Independent Contractors and Truck Brokerage Carriers (together, the “third party truck capacity providers”) for the 2021 twenty-six-week
period was $2,637,676,000, representing 92% of total revenue, an increase of $1,029,767,000, or 64%, compared to the 2020 twenty-six-week
period. Revenue per load on loads hauled by third party truck capacity providers increased approximately 31% compared to the 2020 twenty-six-week
period. The increase in revenue per load on loads hauled via truck was primarily due to an extremely tight truck capacity environment experienced during the 2021 twenty-six-week
period. During the 2021
twenty-six-week
period, the demand for truck capacity, particularly with respect to van capacity, increased more rapidly than the supply of available truck capacity in the marketplace as the U.S. economy recovered from the impact of the
COVID-19
pandemic. Revenue per load on loads hauled via van equipment increased 35%, revenue per load on loads hauled via unsided/platform equipment increased 23% and revenue per load on less-than-truckload loadings increased 10% as compared to the 2020 twenty-six-week
period. The number of loads hauled by third party truck capacity providers increased approximately 25% in the 2021 twenty-six-week
period compared to the 2020
twenty-six-week
period. The increase in the number of loads hauled via truck compared to the 2020 twenty-six-week
period was due to a broad-based increase in demand for the Company’s truck transportation services during the 2021 period, particularly those services provided via van equipment, compared to the 2020 period, which was adversely impacted by the
COVID-19
pandemic. Loads hauled via van equipment increased 30%, loads hauled via unsided/platform equipment increased 19% and less-than-truckload volumes increased 9% as compared to the 2020 twenty-six-week
period. Fuel surcharges billed to customers on revenue generated by BCO Independent Contractors are excluded from revenue. Fuel surcharges on Truck Brokerage Carrier revenue identified separately in billings to customers and included as a component of Truck Brokerage Carrier revenue were $45,574,000 and $29,302,000 in the 2021 and 2020 twenty-six-week
periods, respectively.
Transportation revenue generated by rail intermodal, air cargo and ocean cargo carriers (collectively, the “multimode capacity providers”) for the 2021 twenty-six-week
period was $183,908,000, or 6% of total revenue, an increase of $75,343,000, or 69%, compared to the 2020 twenty-six-week
period. Revenue per load on revenue generated by multimode capacity providers increased approximately 32% in the 2021 twenty-six-week
period compared to the 2020
twenty-six-week
period, and the number of loads hauled by multimode capacity providers increased approximately 29% over the same period. Revenue per load on loads hauled by multimode capacity providers increased for all modes, primarily due to strong U.S. and global economic recoveries coupled with the impact of global supply chain disruptions. Revenue per load on revenue generated by multimode capacity providers is influenced by many factors, including revenue mix among the various modes of transportation used, length of haul, complexity of freight, density of freight lanes, fuel costs and availability of capacity. The increase in the number of loads hauled by multimode capacity providers was due to a broad-based increase in demand across many customers for the Company’s rail, air and ocean service offerings during the 2021 period as well as the adverse impact of the
COVID-19
pandemic on multimode loadings during the 2020 period, which began during the last week of the Company’s 2020 first fiscal quarter and persisted throughout the entirety of the 2020 second fiscal quarter.
Purchased transportation was 77.9% and 76.8% of revenue in the 2021 and 2020 twenty-six-week
periods, respectively. The increase in purchased transportation as a percentage of revenue was primarily due to an increased rate of purchased transportation on revenue generated by Truck Brokerage Carriers and an increased percentage of revenue contributed by Truck Brokerage Carriers, which typically has a higher rate of purchased transportation than revenue generated by BCO Independent Contractors, partially offset by a decreased rate of purchased transportation paid on revenue generated by BCO Independent Contractor revenue due to the impact of
COVID-19
pandemic relief incentive payments in the 2020
twenty-six-week
period. Under that program, for each load delivered by a BCO Independent Contractor with a confirmed delivery date from April 1, 2020 through May 30, 2020, the Company paid each of the BCO Independent Contractor who hauled the load and the independent commission sales agent who dispatched the load an extra $50. Commissions to agents were 7.8% and 8.6% of revenue in the 2021 and 2020 twenty-six-week
periods, respectively. The decrease in commissions to agents as a percentage of revenue was primarily attributable to a decreased net revenue margin on revenue generated by Truck Brokerage Carriers and a decreased commission rate paid on revenue generated by BCO Independent Contractors due to the impact of the
COVID-19
pandemic relief incentive payments to agents included in the 2020 period and the elimination as of the end of the 2020 fiscal year of certain incentive commission arrangements formerly paid to agents relating to a discontinued BCO recruitment and retention program. The Company paid a total of $12,593,000 in
COVID-19
pandemic relief incentive payments during the 2020
twenty-six-week
period.

Investment income was $1,432,000 and $2,002,000 in the 2021 and 2020 twenty-six-week
periods, respectively. The decrease in investment income was primarily attributable to lower average rates of return on investments in the 2021 twenty-six-week
period, partially offset by a higher average investment balance held by the insurance segment in the 2021 twenty-six-week
period.
Other operating costs increased $871,000 in the 2021
twenty-six-week
period compared to the 2020
twenty-six-week
period and represented 4.0% of gross profit in the 2021 period compared to 6.1% of gross profit in the 2020 period. The increase in other operating costs compared to the prior year was primarily due to decreased gains on sales of used trailing equipment and increased trailing equipment maintenance costs, partially offset by a decreased provision for contractor bad debt. The decrease in other operating costs as a percentage of gross profit was caused by the effect of increased gross profit, partially offset by the increase in other operating costs.
Insurance and claims increased $921,000 in the 2021
twenty-six-week
period compared to the 2020
twenty-six-week
period and represented 11.1% of gross profit in the 2021 period compared to 17.5% of gross profit in the 2020 period. The increase in insurance and claims expense compared to the prior year was primarily due to an increase in insurance premiums, primarily for commercial trucking liability coverage, in the 2021 twenty-six-week
period, partially offset by a $5,000,000 charge for the Company’s self-insured retention with respect to a tragic vehicular accident involving a fatality during the 2020 period, a $3,500,000 charge relating to additional premium the Company was required to pay under its existing multi-year insurance arrangements in connection with certain aggregated losses incurred during the 2020 period, as well as the impact of decreased net unfavorable development of prior years’ claims in the 2021 twenty-six-week
period. During the 2021 and 2020
twenty-six-week
periods, insurance and claims costs included $980,000 and $5,039,000 of net unfavorable adjustments to prior years’ claims estimates, respectively. The decrease in insurance and claims as a percent of gross profit was caused by the effect of increased gross profit, partially offset by the increase in insurance and claims costs.
Selling, general and administrative costs increased $13,594,000 in the 2021 twenty-six-week
period compared to the 2020
twenty-six-week
period and represented 24.3% of gross profit in the 2021 period compared to 33.6% of gross profit in the 2020 period. The increase in selling, general and administrative costs compared to prior year was attributable to increased stock-based compensation expense and an increased provision for incentive compensation, partially offset by a decreased provision for customer bad debt. Included in selling, general and administrative costs was incentive compensation expense of $12,615,000 and $4,057,000 for the 2021 and 2020 twenty-six-week
periods, respectively, and stock-based compensation expense of $10,893,000 and $1,201,000 for the 2021 and 2020 twenty-six-week
periods, respectively. The decrease in selling, general and administrative costs as a percent of gross profit was due to the effect of increased gross profit, partially offset by the increase in selling, general and administrative costs.
Depreciation and amortization increased $1,272,000 in the 2021 twenty-six-week
period compared to the 2020
twenty-six-week
period and represented 5.9% of gross profit in the 2021 period compared to 9.0% of gross profit in the 2020 period. The increase in depreciation and amortization expenses was primarily due to increased depreciation on information technology assets. The decrease in depreciation and amortization as a percentage of gross profit was due to the effect of increased gross profit, partially offset by the increase in depreciation and amortization.
During the 2020 second fiscal quarter, the Company recorded a non-cash
impairment charge of $2,582,000 in respect of certain assets, primarily customer contract and related customer relationship intangible assets, acquired on September 20, 2017, along with substantially all of the other assets of the asset-light transportation logistics business of Fletes Avella, S.A. de C.V. (“Fletes Avella”).
Interest and debt expense in the 2021
twenty-six-week
period increased $81,000 compared to the 2020
twenty-six-week
period.
The provisions for income taxes for the 2021 and 2020
twenty-six-week
periods were based on estimated annual effective income tax rates of 24.4% and 24.2%, respectively, adjusted for discrete events, such as benefits resulting from stock-based awards. The increase in the estimated annual effective income tax rate was primarily attributable to an increased provision for nondeductible executive compensation during the 2021 period. The effective income tax rate for the 2021 twenty-six-week
period was 24.1%, which was higher than the statutory federal income tax rate of 21% primarily attributable to state taxes and nondeductible executive compensation, partially offset by excess tax benefits realized on stock-based awards. The effective income tax rate for the 2020 twenty-six-week
period was 22.7%, which was higher than the statutory federal income tax rate of 21% primarily attributable to state taxes and the meals and entertainment exclusion, partially offset by excess tax benefits realized on stock-based awards. The effective income tax rate in the 2021 twenty-six-week
period of 24.1% was lower than the 24.4% estimated annual effective income tax rate primarily due to excess tax benefits recognized on stock-based compensation arrangements in the 2021 twenty-six-week
period. The effective income tax rate in the 2020
twenty-six-week
period of 22.7% was lower than the 24.2% estimated annual effective income tax rate primarily due to excess tax benefits recognized on stock-based compensation arrangements in the 2020 twenty-six-week
period.

Net income was $169,534,000, or $4.41 per diluted share, in the 2021 twenty-six-week
period. Net income was $65,149,000, or $1.68 per diluted share, in the 2020 twenty-six-week
period. Net income was unfavorably impacted by approximately $12,593,000, or $0.24 per diluted share, during the 2020 twenty-six-week
period, related to the impact of the
COVID-19
pandemic relief incentive payments.
THIRTEEN WEEKS ENDED JUNE 26, 2021 COMPARED TO THIRTEEN WEEKS ENDED JUNE 27, 2020
Revenue for the 2021 thirteen-week period was $1,570,718,000, an increase of $747,204,000, or 91%, compared to the 2020 thirteen-week period. Transportation revenue increased $743,260,000, or 92%. The increase in transportation revenue was attributable to an increased number of loads hauled of approximately 39% and increased revenue per load of approximately 38% compared to the 2020 thirteen-week period. The increase in revenue in the 2021 period from the 2020 period was primarily related to two factors: (1) consumer demand for durable goods, building products and
e-commerce
drove revenue in the 2021 period to record levels; and (2) transportation revenue from the 2020 period was significantly adversely impacted by the effect of the
COVID-19
pandemic on the U.S. and global economies. In particular, the impact of the
COVID-19
pandemic on demand for the Company’s truck transportation services significantly accelerated during the last week of the Company’s 2020 first fiscal quarter and led to demand lows experienced by the Company in April and May 2020. In June 2020, demand for the Company’s truck transportation services sequentially increased from May 2020, but remained at significantly depressed levels. Reinsurance premiums were $17,660,000 and $13,716,000 for the 2021 and 2020 thirteen-week periods, respectively. The increase in revenue from reinsurance premiums was primarily attributable to increased premiums from a third party insurance company relating to unladen insurance provided to certain BCO Independent Contractors and an increase in the average number of trucks provided by BCO Independent Contractors in the 2021 thirteen-week period compared to the 2020 thirteen-week period.
Truck transportation revenue generated by third party truck capacity providers for the 2021 thirteen-week period was $1,444,187,000, representing 92% of total revenue, an increase of $690,854,000, or 92%, compared to the 2020 thirteen-week period. Both truck loads and revenue per load on loads hauled via truck increased approximately 38% in the 2021 thirteen-week period compared to the 2020 thirteen-week period. The increase in the number of loads hauled via truck compared to the 2020 thirteen-week period was due to a broad-based increase in demand for the Company’s truck transportation services during the 2021 period as well as the unfavorable impact of the
COVID-19
pandemic on the 2020 period. The number of loads hauled via truck increased 44% in April, 45% in May and 30% in June, respectively, as compared to the corresponding periods in 2020. Loads hauled via van equipment increased 43%, loads hauled via unsided/platform equipment increased 35% and less-than-truckload volumes increased 12% as compared to the 2020 thirteen-week period. The increase in revenue per load on loads hauled by third party truck capacity providers primarily was due to an extremely tight truck capacity environment experienced during the 2021 period. During the 2021 thirteen-week period, the demand for truck capacity, particularly with respect to van capacity, increased more rapidly than the supply of available truck capacity in the marketplace as the U.S. economy recovered from the impact of the
COVID-19
pandemic. Revenue per load on loads hauled via van equipment increased 40%, revenue per load on loads hauled via unsided/platform equipment increased 33% and revenue per load on less-than-truckload loadings increased 13% as compared to the 2020 thirteen-week period. Fuel surcharges billed to customers on revenue generated by BCO Independent Contractors are excluded from revenue. Fuel surcharges on Truck Brokerage Carrier revenue identified separately in billings to customers and included as a component of Truck Brokerage Carrier revenue were $26,340,000 and $12,106,000 in the 2021 and 2020 thirteen-week periods, respectively.
Transportation revenue generated by multimode capacity providers for the 2021 thirteen-week period was $104,600,000, or 7% of total revenue, an increase of $50,751,000, or 94%, compared to the 2020 thirteen-week period. The number of loads hauled by multimode capacity providers increased approximately 46% in the 2021 thirteen-week period compared to the 2020 thirteen-week period, and revenue per load on revenue generated by multimode capacity providers increased approximately 33% over the same period. The increase in the number of loads hauled by multimode capacity providers was due to a broad-based increase in demand across many customers for the Company’s rail, air and ocean service offerings as well as the unfavorable impact of the
COVID-19
pandemic had on multimode volumes during the 2020 second fiscal quarter. Revenue per load on loads hauled by multimode capacity providers increased for all modes, primarily due to strong U.S. and global economic recoveries coupled with the impact of supply chain disruptions. Revenue per load on revenue generated by multimode capacity providers is influenced by many factors, including revenue mix among the various modes of transportation used, length of haul, complexity of freight, density of freight lanes, fuel costs and availability of capacity.

Purchased transportation was 78.2% and 77.1% of revenue in the 2021 and 2020 thirteen-week periods, respectively. The increase in purchased transportation as a percentage of revenue was primarily due to an increased rate of purchased transportation on revenue generated by Truck Brokerage Carriers and an increased percentage of revenue contributed by Truck Brokerage Carriers, which typically has a higher rate of purchased transportation than revenue generated by BCO Independent Contractors, partially offset by a decrease in purchased transportation paid on BCO Independent Contractor revenue due to the impact of
COVID-19
pandemic relief incentive payments in the 2020 thirteen-week period. Under that program, for each load delivered by a BCO Independent Contractor with a confirmed delivery date from April 1, 2020 through May 30, 2020, the Company paid each of the BCO Independent Contractor who hauled the load and the independent commission sales agent who dispatched the load an extra $50. Commissions to agents were 7.7% and 9.1% of revenue in the 2021 and 2020 thirteen-week periods, respectively. The decrease in commissions to agents as a percentage of revenue was primarily attributable to a decreased net revenue margin on revenue generated by Truck Brokerage Carriers and a decreased commission rate paid on revenue generated by BCO Independent Contractors due to the impact of
COVID-19
pandemic relief incentive payments to agents during the 2020 period and the elimination as of the end of the 2020 fiscal year of certain incentive commission arrangements formerly paid to agents relating to a discontinued BCO recruitment and retention program. The Company paid a total of $12,593,000 in
COVID-19
pandemic relief incentive payments during the 2020 thirteen-week period.
Investment income was $748,000 and $835,000 in the 2021 and 2020 thirteen-week periods, respectively. The decrease in investment income was primarily attributable to lower average rates of return on investments in the 2021 thirteen-week period, partially offset by a higher average investment balance held by the insurance segment in the 2021 thirteen-week period.
Other operating costs increased $1,535,000 in the 2021 thirteen-week period compared to the 2020 thirteen-week period and represented 4.0% of gross profit in the 2021 period compared to 6.6% of gross profit in the 2020 period. The increase in other operating costs compared to the prior year was primarily due to increased trailing equipment maintenance costs, increased BCO recruiting and qualification costs and decreased gains on sales of used trailing equipment. The decrease in other operating costs as a percentage of gross profit was caused by the effect of increased gross profit, partially offset by the increase in other operating costs.
Insurance and claims increased $4,373,000 in the 2021 thirteen-week period compared to the 2020 thirteen-week period and represented 10.9% of gross profit in the 2021 period compared to 17.5% of gross profit in the 2020 period. The increase in insurance and claims expense compared to the prior year was primarily due to increased severity of current year claims in the 2021 period, an increase in BCO miles traveled in the 2021 period, as well as an increase in insurance premiums, primarily for commercial trucking liability coverage, partially offset by decreased net unfavorable development of prior years’ claims in the 2021 thirteen-week period. During the 2021 and 2020 thirteen-week periods, insurance and claims costs included $1,272,000 and $2,816,000 of net unfavorable adjustments to prior years’ claims estimates, respectively. The decrease in insurance and claims as a percent of gross profit was caused by the effect of increased gross profit, partially offset by the increase in insurance and claims costs.
Selling, general and administrative costs increased $13,513,000 in the 2021 thirteen-week period compared to the 2020 thirteen-week period and represented 24.5% of gross profit in the 2021 period compared to 35.9% of gross profit in the 2020 period. The increase in selling, general and administrative costs compared to prior year was attributable to an increased provision for incentive compensation and increased stock-based compensation expense, partially offset by a decreased provision for customer bad debt. Included in selling, general and administrative costs was incentive compensation expense of $8,326,000 and $2,026,000 for the 2021 and 2020 thirteen-week periods, respectively, and stock-based compensation expense of $6,864,000 and $570,000 for the 2021 and 2020 thirteen-week periods, respectively. The decrease in selling, general and administrative costs as a percent of gross profit was due to the effect of increased gross profit, partially offset by the increase in selling, general and administrative costs.
Depreciation and amortization increased $676,000 in the 2021 thirteen-week period compared to the 2020 thirteen-week period and represented 5.5% of gross profit in the 2021 period compared to 10.1% of gross profit in the 2020 period. The increase in depreciation and amortization expenses was primarily due to increased depreciation on information technology assets. The decrease in depreciation and amortization as a percentage of gross profit was due to the effect of increased gross profit, partially offset by the increase in depreciation and amortization.
During the 2020 second fiscal quarter, the Company recorded a non-cash
impairment charge of $2,582,000 in respect of certain assets, primarily customer contract and related customer relationship intangible assets, acquired on September 20, 2017, along with substantially all of the other assets of the asset-light transportation logistics business of Fletes Avella.
Interest and debt expense in the 2021 thirteen-week period decreased $9,000 compared to the 2020 thirteen-week period.
The provisions for income taxes for the 2021 and 2020 thirteen-week periods were based on estimated annual effective income tax rates of 24.4% and 24.2%, respectively, adjusted for discrete events, such as benefits resulting from stock-based awards. The increase in the estimated annual effective income tax rate was primarily attributable to an increased provision for nondeductible executive compensation during the 2021 period. The effective income tax rate for the 2021 thirteen-week period was 23.9%, which was higher than the statutory federal income tax rate of 21% primarily attributable to state taxes and nondeductible executive compensation, partially offset by excess tax benefits realized on stock-based awards. The effective income tax rate for the 2020 thirteen-week period was 22.3%, which was higher than the statutory federal income tax rate of 21% primarily attributable to state taxes and the meals and entertainment exclusion, partially offset by state tax refunds received during the 2020 thirteen-week period and excess tax benefits realized on stock-based awards. The effective income tax rate in the 2021 thirteen-week period of 23.9% was lower than the 24.4% estimated annual effective income tax rate primarily due to excess tax benefits recognized on stock-based compensation arrangements in the 2021 thirteen-week period. The effective income tax rate in the 2020 thirteen-week period of 22.3% was lower than the 24.2% estimated annual effective income tax rate primarily due to the impact of the state tax refund and excess tax benefits recognized on stock-based compensation arrangements in the 2020 thirteen-week period.
Net income was $92,294,000, or $2.40 per diluted share, in the 2021 thirteen-week period. Net income was $24,254,000, or $0.63 per diluted share, in the 2020 thirteen-week period. Net income during the 2020 thirteen-week period was unfavorably impacted by approximately $12,593,000, or $0.25 per diluted share, related to the impact of the
COVID-19
pandemic relief incentive payments.
CAPITAL RESOURCES AND LIQUIDITY
Working capital and the ratio of current assets to current liabilities were $513,051,000 and 1.7 to 1, respectively, at June 26, 2021, compared with $402,038,000 and 1.5 to 1, respectively, at December 26, 2020. Landstar has historically operated with current ratios within the range of 1.5 to 1 to 2.0 to 1. Cash provided by operating activities was $137,176,000 in the 2021 twenty-six-week
period compared with $198,385,000 in the 2020
twenty-six-week
period. The decrease in cash flow provided by operating activities was primarily attributable to the 63% increase in revenue year-over-year, which increased net receivables, defined as accounts receivable less accounts payable.
The Company declared and paid $0.42 per share, or $16,135,000 in the aggregate, in cash dividends during the twenty-six-week
period ended June 26, 2021 and, during such period, also paid $76,770,000 of dividends payable which were declared during fiscal year 2020 and included in current liabilities in the consolidated balance sheet at December 26, 2020. The Company declared and paid $0.37 per share, or $14,435,000 in the aggregate, in cash dividends during the twenty-six-week
period ended June 27, 2020 and, during such period, also paid $78,947,000 of dividends payable which were declared during fiscal year 2019 and included in current liabilities in the consolidated balance sheet at December 28, 2019. During the twenty-six-week
period ended June 26, 2021, the Company purchased 150,000 shares of its common stock at a total cost of $23,837,000. During the twenty-six-week
period ended June 27, 2020, the Company purchased 1,178,970 shares of its common stock at a total cost of $115,962,000. As of June 26, 2021, the Company may purchase in the aggregate up to 1,671,030 shares of its common stock under its authorized stock purchase program. Long-term debt, including current maturities, was $81,631,000 at June 26, 2021, $19,143,000 lower than at December 26, 2020.
Shareholders’ equity was $830,173,000, or 91% of total capitalization (defined as long-term debt including current maturities plus equity), at June 26, 2021, compared to $691,835,000, or 87% of total capitalization, at December 26, 2020. The increase in shareholders’ equity was primarily the result of net income, partially offset by purchases of shares of the Company’s common stock and dividends declared by the Company in the 2021 twenty-six-week
period.
On August 18, 2020, Landstar entered into an amended and restated credit agreement with a syndicate of banks and JPMorgan Chase Bank, N.A., as administrative agent (the “Credit Agreement”). The Credit Agreement, which matures on August 18, 2023, provides $250,000,000 of borrowing capacity in the form of a revolving credit facility, $35,000,000 of which may be utilized in the form of letters of credit. The Credit Agreement includes an “accordion” feature providing for a possible increase up to an aggregate borrowing capacity of $400,000,000.
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

At June 26, 2021, the Company had no borrowings outstanding and $33,579,000 of letters of credit outstanding under the Credit Agreement. At June 26, 2021, there was $216,421,000 available for future borrowings under the Credit Agreement. In addition, the Company has $65,434,000 in letters of credit outstanding as collateral for insurance claims that are secured by investments totaling $72,704,000 at June 26, 2021. Investments, all of which are carried at fair value, include primarily investment-grade bonds and U.S. Treasury obligations having maturities of up to five years. Fair value of investments is based primarily on quoted market prices. See “Notes to Consolidated Financial Statements” included herein for further discussion on measurement of fair value of investments.
Historically, the Company has generated sufficient operating cash flow to meet its debt service requirements, fund continued growth, both organic and through acquisitions, complete or execute share purchases of its common stock under authorized share purchase programs, pay dividends and meet working capital needs. As an asset-light provider of integrated transportation management solutions, the Company’s annual capital requirements for operating property are generally for trailing equipment and information technology hardware and software. In addition, a significant portion of the trailing equipment used by the Company is provided by third party capacity providers, thereby reducing the Company’s capital requirements. During the 2021 twenty-six-week
period, the Company purchased $9,000,000 of operating property. Landstar anticipates acquiring either by purchase or lease financing during the remainder of fiscal year 2021 approximately $102,000,000 in operating property, consisting primarily of new trailing equipment to replace older trailing equipment and information technology equipment.
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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Landstar provides for the estimated costs of self-insured claims primarily on an actuarial basis. The amount recorded for the estimated liability for claims incurred is based upon the facts and circumstances known on the applicable balance sheet date. The ultimate resolution of these claims may be for an amount greater or less than the amount estimated by management. The Company continually revises its existing claim estimates as new or revised information becomes available on the status of each claim. Historically, the Company has experienced both favorable and unfavorable development of prior years’ claims estimates. During the 2021 and 2020 twenty-six-week
periods, insurance and claims costs included $980,000 and $5,039,000 of net unfavorable adjustments to prior years’ claims estimates, respectively. It is reasonably likely that the ultimate outcome of settling all outstanding claims will be more or less than the estimated claims liability at June 26, 2021.
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
The revolving credit loans under the Credit Agreement, at the option of Landstar, bear interest at (i) the Eurocurrency rate plus an applicable margin ranging from 1.25% to 2.00%, or (ii) an alternate base rate plus an applicable margin ranging from 0.25% to 1.00%, in each case with the applicable margin determined based upon the Company’s Leverage Ratio, as defined in the Credit Agreement, at the end of the most recent applicable fiscal quarter for which financial statements have been delivered. The revolving credit facility bears a commitment fee, payable in arrears, of 0.25% to 0.35%, based on the Company’s Leverage Ratio at the end of the most recent applicable fiscal quarter for which financial statements have been delivered. As of June 26, 2021 and during the entire 2021 second quarter, the Company had no borrowings outstanding under the Credit Agreement.
Long-term investments, all of which are
available-for-sale
and are carried at fair value, include primarily investment-grade bonds and U.S. Treasury obligations having maturities of up to five years. Assuming that the long-term portion of investments remains at $119,987,000, the balance at June 26, 2021, a hypothetical increase or decrease in interest rates of 100 basis points would not have a material impact on future earnings on an annualized basis. Short-term investments consist of short-term investment-grade instruments and the current maturities of investment-grade corporate bonds and U.S. Treasury obligations. Accordingly, any future interest rate risk on these short-term investments would not be material to the Company’s operating results.
Assets and liabilities of the Company’s Canadian and Mexican operations are translated from their functional currency to U.S. dollars using exchange rates in effect at the balance sheet date and revenue and expense accounts are translated at average monthly exchange rates during the period. Adjustments resulting from the translation process are included in accumulated other comprehensive income. Transactional gains and losses arising from receivable and payable balances, including intercompany balances, in the normal course of business that are denominated in a currency other than the functional currency of the operation are recorded in the statements of income when they occur. The assets held at the Company’s Canadian and Mexican subsidiaries at June 26, 2021 were collectively, as translated to U.S. dollars, approximately 2% of total consolidated assets. Accordingly, translation gains or losses of 50% or less related to the Canadian and Mexican operations would not be material.
Item 4. Controls and Procedures
As of the end of the period covered by this quarterly report on Form
10-Q,
an evaluation was carried out, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule
13a-15(e)
promulgated under the Securities Exchange Act of 1934, as amended). Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of June 26, 2021 to provide reasonable assurance that information required to be disclosed by the Company in reports that it filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.
There were no changes in the Company’s internal control over financial reporting during the second quarter of 2021, which were identified in connection with management’s evaluation required by paragraph (d) of Rules
13a-15
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
for the fiscal year ended December 26, 2020 as filed with the SEC.
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
Effective May 1, 2021, with respect to the annual policy year ending April 30, 2022, as compared to the annual policy year ended April 30, 2021, the Company experienced an increase of approximately $3 million, or 19%, in the premiums charged by third party insurance companies to the Company for excess coverage for commercial trucking liabilities in excess of $10,000,000. With respect to the annual policy year ending April 30, 2021, as compared to the annual policy year ended April 30, 2020, the Company experienced an increase of approximately $14 million, or over 170%, in the premiums charged by third party insurance companies to the Company for excess coverage for commercial trucking liabilities in excess of $10,000,000. Moreover, the Company has increased the level of its financial exposure to commercial trucking claims in excess of $10,000,000 through the use of additional self-insurance, deductibles, aggregate loss limits, quota shares and other arrangements with third party insurance companies, based on the availability of coverage within certain excess insurance coverage layers and estimated cost differentials between proposed premiums from third party insurance companies and historical and actuarially projected losses experienced by the Company at various levels of excess insurance coverage. The availability of excess coverage for commercial trucking claims could continue to deteriorate, the pricing associated with such excess coverage, to the extent available, could continue to increase, and insurance coverage from third party insurers for excess coverage of commercial trucking claims may not be available on commercially reasonable terms at certain levels. If any claim occurrence were to exceed our excess coverage limits under our third party insurance arrangements, such claim could have a material adverse effect on Landstar’s financial condition and results of operations.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Company
The following table provides information regarding the Company’s purchase of its common stock during the period from March 28, 2021 to June 26, 2021, the Company’s second fiscal quarter:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares That May Yet Be Purchased Under the Programs
March 27, 2021				1,821,030
March 28, 2021 – April 24, 2021	—	$—	—	1,821,030
April 25, 2021 – May 22, 2021	—	—	—	1,821,030
May 23, 2021 – June 26, 2021	150,000	158.91	150,000	1,671,030

Total	150,000	$158.91	150,000

On December 9, 2019, the Landstar System, Inc. Board of Directors authorized the Company to purchase up to 1,849,068 shares of the Company’s common stock from time to time in the open market and in privately negotiated transactions. As of June 26, 2021, the Company had authorization to purchase in the aggregate up to 1,671,030 shares of its common stock under this program. No specific expiration date has been assigned to the December 9, 2019 authorization.
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

EXHIBIT INDEX
Registrant’s Commission File No.:
0-21238

Exhibit No.	Description

(10)

10.1+*	Letter agreement, dated May 20, 2021, between Landstar System, Inc. and Fred L. Pensotti

(31)	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.1*	Chief Executive Officer certification, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Chief Financial Officer certification, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32) Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.1**	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
+ management contract or compensatory plan or arrangement
* Filed herewith
** Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LANDSTAR SYSTEM, INC.

Date: July 30, 2021	/s/ James B. Gattoni
James B. Gattoni
President and Chief Executive Officer

Date: July 30, 2021	/s/ Federico L. Pensotti
Federico L. Pensotti
Vice President and Chief
Financial Officer