Form 10-Q
period 2021-09-25
LANDSTAR SYSTEM INC
filed 2021-10-29
CIK 853816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 25, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from_____________ to ___________
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
of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of the close of business on October 18, 2021 was 38,108,586.

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
10-01
of Regulation
S-X
and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the thirty nine weeks ended September 25, 2021 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 25, 2021.
These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s 2020 Annual Report on Form
10-K.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)
(Unaudited)

	September 25, 2021	December 26, 2020
ASSETS
Current Assets
Cash and cash equivalents	$230,564	$249,354
Short-term investments	36,644	41,375
Trade accounts receivable, less allowance of $6,543 and $8,670	1,010,538	764,169
Other receivables, including advances to independent contractors, less allowance of $7,696 and $7,239	109,007	134,757
Other current assets	25,375	18,520

Total current assets	1,412,128	1,208,175

Operating property, less accumulated depreciation and amortization of $332,785 and $299,407	301,373	296,996
Goodwill	40,980	40,949
Other assets	159,561	107,679

Total assets	$1,914,042	$1,653,799

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Cash overdraft	$88,958	$74,748
Accounts payable	548,385	380,505
Current maturities of long-term debt	34,617	35,415
Insurance claims	64,958	149,774
Dividends payable	—	76,770
Other current liabilities	110,394	88,925

Total current liabilities	847,312	806,137

Long-term debt, excluding current maturities	62,724	65,359
Insurance claims	46,914	38,867
Deferred income taxes and other noncurrent liabilities	57,402	51,601
Shareholders’ Equity
Common stock, $0.01 par value, authorized 160,000,000 shares, issued 68,231,013 and 68,183,702 shares	682	682
Additional paid-in capital	246,302	228,875
Retained earnings	2,288,754	2,046,238
Cost of 30,122,427 and 29,797,639 shares of common stock in treasury	(1,633,109)	(1,581,961)
Accumulated other comprehensive loss	(2,939)	(1,999)

Total shareholders’ equity	899,690	691,835

Total liabilities and shareholders’ equity	$1,914,042	$1,653,799

See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share amounts)
(Unaudited)

	Thirty Nine Weeks Ended		Thirteen Weeks Ended
	September 25, 2021	September 26, 2020	September 25, 2021	September 26, 2020
Revenue	$4,592,551	$2,836,626	$1,734,299	$1,085,546
Investment income	2,138	2,716	706	714
Costs and expenses:
Purchased transportation	3,583,197	2,183,143	1,356,671	838,753
Commissions to agents	356,997	236,490	135,295	85,848
Other operating costs, net of gains on asset sales/dispositions	27,117	23,035	10,572	7,361
Insurance and claims	75,198	66,563	29,569	21,855
Selling, general and administrative	158,720	124,779	59,198	38,851
Depreciation and amortization	36,532	34,212	12,288	11,240
Impairment of intangible and other assets	—	2,582	—	—

Total costs and expenses	4,237,761	2,670,804	1,603,593	1,003,908

Operating income	356,928	168,538	131,412	82,352
Interest and debt expense	2,974	2,936	965	1,008

Income before income taxes	353,954	165,602	130,447	81,344
Income taxes	85,745	38,567	31,772	19,458

Net income	$268,209	$127,035	$98,675	$61,886

Diluted earnings per share	$7.00	$3.28	$2.58	$1.61

Average diluted shares outstanding	38,342,000	38,673,000	38,218,000	38,386,000

Dividends per common share	$0.67	$0.58	$0.25	$0.21

See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(Unaudited)

	Thirty Nine Weeks Ended		Thirteen Weeks Ended
	September 25, 2021	September 26, 2020	September 25, 2021	September 26, 2020
Net income	$268,209	$127,035	$98,675	$61,886
Other comprehensive (loss) income:
Unrealized holding (losses) gains on available-for-sale investments, net of tax (benefit) expense of ($347), $413, ($104) and $75	(1,260)	1,510	(377)	273
Foreign currency translation gains (losses)	320	(5,262)	(710)	908

Other comprehensive (loss) income	(940)	(3,752)	(1,087)	1,181

Comprehensive income	$267,269	$123,283	$97,588	$63,067

See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Thirty Nine Weeks Ended
	September 25, 2021	September 26, 2020
OPERATING ACTIVITIES
Net income	$268,209	$127,035
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of operating property and intangible assets	36,532	34,212
Non-cash interest charges	336	222
Provisions for losses on trade and other accounts receivable	3,884	7,206
Gains on sales/disposals of operating property	(1,259)	(2,295)
Impairment of intangible and other assets	—	2,582
Deferred income taxes, net	4,948	4,758
Stock-based compensation	18,717	2,691
Changes in operating assets and liabilities:
Increase in trade and other accounts receivable	(224,503)	(62,492)
Increase in other assets	(3,822)	(13,492)
Increase in accounts payable	167,880	66,815
Increase in other liabilities	22,837	14,050
(Decrease) increase in insurance claims	(76,769)	4,256

NET CASH PROVIDED BY OPERATING ACTIVITIES	216,990	185,548

INVESTING ACTIVITIES
Net changes in other short-term investments	—	131
Sales and maturities of investments	25,521	18,795
Purchases of investments	(77,649)	(21,102)
Purchases of operating property	(18,561)	(25,426)
Proceeds from sales of operating property	2,047	6,623
Consideration paid for acquisition	—	(2,766)

NET CASH USED BY INVESTING ACTIVITIES	(68,642)	(23,745)

FINANCING ACTIVITIES
Increase (decrease) in cash overdraft	14,210	(6,419)
Dividends paid	(102,463)	(101,442)
Payment for debt issue costs	—	(959)
Proceeds from exercises of stock options	134	676
Taxes paid in lieu of shares issued related to stock-based compensation plans	(2,342)	(3,326)
Purchases of common stock	(50,230)	(115,962)
Principal payments on finance lease obligations	(26,513)	(33,036)
Payment of deferred consideration	(168)	—

NET CASH USED BY FINANCING ACTIVITIES	(167,372)	(260,468)

Effect of exchange rate changes on cash and cash equivalents	234	(2,296)

Decrease in cash and cash equivalents	(18,790)	(100,961)
Cash and cash equivalents at beginning of period	249,354	319,515

Cash and cash equivalents at end of period	$230,564	$218,554

See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Thirty Nine and Thirteen Weeks Ended September 25, 2021 and September 26, 2020
(Dollars in thousands)
(Unaudited)

	Common Stock		Additional Paid-In	Retained	Treasury Stock at Cost		Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	(Loss) Income	Total
Balance December 26, 2020	68,183,702	$682	$228,875	$2,046,238	29,797,639	$(1,581,961)	$(1,999)	$691,835
Net income				77,240				77,240
Dividends ($0.21 per share)				(8,067)				(8,067)
Issuance of stock related to stock-based compensation plans	28,594	—	(307)		6,087	(857)		(1,164)
Stock-based compensation			4,029					4,029
Other comprehensive loss							(954)	(954)

Balance March 27, 2021	68,212,296	$682	$232,597	$2,115,411	29,803,726	$(1,582,818)	$(2,953)	$762,919

Net income				92,294				92,294
Dividends ($0.21 per share)				(8,068)				(8,068)
Purchases of common stock					150,000	(23,837)		(23,837)
Issuance of stock related to stock-based compensation plans	17,584	—	(1,039)		355	(61)		(1,100)
Stock-based compensation			6,864					6,864
Other comprehensive income							1,101	1,101

Balance June 26, 2021	68,229,880	$682	$238,422	$2,199,637	29,954,081	$(1,606,716)	$(1,852)	$830,173

Net income				98,675				98,675
Dividends ($0.25 per share)				(9,558)				(9,558)
Purchases of common stock					167,046	(26,393)		(26,393)
Issuance of stock related to stock-based compensation plans	1,133	—	56		1,300	—		56
Stock-based compensation			7,824					7,824
Other comprehensive loss							(1,087)	(1,087)

Balance September 25, 2021	68,231,013	$682	$246,302	$2,288,754	30,122,427	$(1,633,109)	$(2,939)	$899,690

Balance December 28, 2019	68,083,419	$681	$226,123	$1,962,161	28,609,926	$(1,465,284)	$(2,212)	$721,469
Adoption of accounting standard				(702)				(702)
Net income				40,895				40,895
Dividends ($0.185 per share)				(7,336)				(7,336)
Purchases of common stock					1,178,970	(115,962)		(115,962)
Issuance of stock related to stock-based compensation plans	84,063	1	(1,781)		8,078	(639)		(2,419)
Stock-based compensation			631					631
Other comprehensive loss							(9,481)	(9,481)

Balance March 28, 2020	68,167,482	$682	$224,973	$1,995,018	29,796,974	$(1,581,885)	$(11,693)	$627,095

Net income				24,254				24,254
Dividends ($0.185 per share)				(7,099)				(7,099)
Issuance of stock related to stock-based compensation plans	9,305	—	(211)		354	(36)		(247)
Stock-based compensation			570					570
Other comprehensive income							4,548	4,548

Balance June 27, 2020	68,176,787	$682	$225,332	$2,012,173	29,797,328	$(1,581,921)	$(7,145)	$649,121

Net income				61,886				61,886
Dividends ($0.21 per share)				(8,060)				(8,060)
Issuance of stock related to stock-based compensation plans	4,631	—	56		311	(40)		16
Stock-based compensation			1,490					1,490
Other comprehensive income							1,181	1,181

Balance September 26, 2020	68,181,418	$682	$226,878	$2,065,999	29,797,639	$(1,581,961)	$(5,964)	$705,634

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
(1) Significant Accounting Policies
Revenue from Contracts with Customers – Disaggregation of Revenue
The following table summarizes (i) the percentage of consolidated revenue generated by mode of transportation and (ii) the total amount of truck transportation revenue hauled by BCO Independent Contractors and Truck Brokerage Carriers generated by equipment type during the thirty-nine-week and thirteen-week periods ended September 25, 2021 and September 26, 2020 (dollars in thousands):

	Thirty Nine Weeks Ended		Thirteen Weeks Ended
	September 25, 2021	September 26, 2020	September 25, 2021	September 26, 2020
Mode
Truck – BCO Independent Contractors	41%	46%	40%	46%
Truck – Truck Brokerage Carriers	50%	46%	51%	46%
Rail intermodal	3%	3%	3%	3%
Ocean and air cargo carriers	4%	3%	5%	3%
Truck Equipment Type
Van equipment	$2,502,025	$1,485,553	$918,115	$578,166
Unsided/platform equipment	$1,112,358	$807,966	$422,979	$294,273
Less-than-truckload	$85,551	$70,984	$30,819	$25,125
Other truck transportation (1)	$518,472	$249,584	$208,817	$108,614

(1)
Includes power-only, expedited, straight truck, cargo van, and miscellaneous other truck transportation revenue generated by the transportation logistics segment. Power-only refers to shipments where the Company furnishes a power unit and an operator but not trailing equipment, which is typically provided by the shipper or consignee.

(2) Share-based Payment Arrangements
As of September 25, 2021, the Company has an employee equity incentive plan, the 2011 equity incentive plan (the “2011 EIP”). The Company also has a stock compensation plan for members of its Board of Directors, the Amended and Restated 2013 Directors Stock Compensation Plan (as amended and restated as of May 17, 2016, the “2013 DSCP”). 6,000,000 shares of the Company’s common stock were authorized for issuance under the 2011 EIP and 115,000 shares of the Company’s common stock were authorized for issuance under the 2013 DSCP. The 2011 EIP and 2013 DSCP are each referred to herein as a “Plan,” and, collectively, as the “Plans.” Amounts recognized in the financial statements with respect to these Plans are as follows (in thousands):

	Thirty Nine Weeks Ended		Thirteen Weeks Ended
	September 25,	September 26,	September 25,	September 26,
	2021	2020	2021	2020
Total cost of the Plans during the period	$18,717	$2,691	$7,824	$1,490
Amount of related income tax benefit recognized during the period	(5,636)	(1,618)	(1,919)	(483)

Net cost of the Plans during the period	$13,081	$1,073	$5,905	$1,007

Included in income tax benefits recognized in the thirty-nine-week periods ended September 25, 2021 and September 26, 2020 were excess tax benefits from stock-based awards of $1,039,000 and $927,000, respectively.
As of September 25, 2021, there were 56,782 shares of the Company’s common stock reserved for issuance under the 2013 DSCP and 3,505,880 shares of the Company’s common stock reserved for issuance under the 2011 EIP.
Restricted Stock Units
The following table summarizes information regarding the Company’s outstanding restricted stock unit (“RSU”) awards with either a performance condition or a market condition under the Plans:

	Number of	Weighted Average Grant Date
	RSUs	Fair Value
Outstanding at December 26, 2020	183,213	$93.44
Granted	46,103	$128.78
Shares earned in excess of target (1)	7,132	$31.97
Vested shares	(24,600)	$59.85
Forfeited	(2,688)	$107.76

Outstanding at September 25, 2021	209,160	$102.90

(1)	Represents shares earned in excess of target under the May 1, 2015 RSU award as total shareholder return exceeded the target under the award.
During the thirty-nine-week period ended September 25, 2021, the Company granted RSUs with a performance condition. Outstanding RSUs at both December 26, 2020 and September 25, 2021 include RSUs with a performance condition and RSUs with a market condition, as further described below and in the Company’s 2020 Annual Report on Form
10-K.
RSUs with a performance condition granted on January 29, 2021 may vest on January 31 of 2024, 2025 and 2026 based on growth in operating income and pre-tax
income per diluted share from continuing operations as compared to the results from the 2020 fiscal year, adjusted to reflect the add back of non-cash
impairment charges recorded in the Company’s 2020 fiscal year related to certain assets, primarily customer contract and related customer relationship intangible assets, held by the Company’s Mexican subsidiaries.
The Company recognized
 approximately $
16,223,000
and $
415,000
of share-based compensation expense related to RSU awards in the thirty-nine-week periods ended September
25
,
2021
and September
26
,
2020
, respectively. As of September
25
,
2021
, there was a maximum of $
26.3
 million of total unrecognized compensation cost related to RSU awards granted under the Plans with an expected average remaining life of approximately
3.2
years. With respect to RSU awards with a performance condition, the amount of future compensation expense to be recognized will be
determined based on future operating results.

Non-vested
Restricted Stock and Deferred Stock Units
The following table summarizes information regarding the Company’s outstanding shares of non-vested
restricted stock and Deferred Stock Units (defined below) under the Plans:

	Number of Shares and Deferred Stock Units	Weighted Average Grant Date Fair Value
Non-vested at December 26, 2020	60,440	$103.65
Granted	26,351	$150.20
Vested	(29,055)	$104.35
Forfeited	(1,300)	$97.81

Non-vested at September 25, 2021	56,436	$125.16

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
As of September
25
,
2021
, there was $
4,726,000
of total unrecognized compensation cost related to
non-vested
shares of restricted stock and Deferred Stock Units granted under the Plans. The unrecognized compensation cost related to these non-vested
shares of restricted stock and Deferred Stock Units is expected to be recognized over a weighted average period of
2.0
years.
Stock Options
The following table summarizes information regarding the Company’s outstanding stock options under the Plans:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (000s)
Options outstanding at December 26, 2020	17,650	$54.16
Exercised	(6,480)	$52.68

Options outstanding at September 25, 2021	11,170	$55.02	1.0	$1,224

Options exercisable at September 25, 2021	11,170	$55.02	1.0	$1,224

The total intrinsic value
of
stock options exercised during the thirty-nine-week periods ended September
25
,
2021
and September
26
,
2020
was $
644,000
and $
1,599,000
, respectively.
As of September
25
,
2021
, there was no unrecognized compensation cost related to stock options granted under the Plans.
(3) Income Taxes
The provisions for income taxes for the 2021 and 2020 thirty-nine-week periods were based on estimated annual effective income tax rates of 24.4% and 24.2%, respectively, adjusted for discrete events, such as benefits resulting from stock-based awards. The increase in the estimated annual effective income tax rate was primarily attributable to increased anticipated nondeductible executive compensation during the 2021 period. The effective income tax rate for the 2021 thirty-nine-week period was 24.2%, which was higher than the statutory federal income tax rate of 21% primarily attributable to state taxes and nondeductible executive compensation, partially offset by excess tax benefits realized on stock-based awards. The effective income tax rate for the 2020 thirty-nine-week period was 23.3%, which was higher than the statutory federal income tax rate of 21% primarily attributable to state taxes and the meals and entertainment exclusion, partially offset by excess tax benefits realized on stock-based awards and state tax refunds.

(4) Earnings Per Share
Earnings per common share are based on the weighted average number of shares outstanding, including outstanding non-vested
restricted stock and outstanding Deferred Stock Units. Diluted earnings per share are based on the weighted average number of common shares and Deferred Stock Units outstanding plus the incremental shares that would have been outstanding upon the assumed exercise of all dilutive stock options. During the 2021 and 2020 thirty-nine-week and thirteen-week periods, in reference to the determination of diluted earnings per share, the future compensation cost attributable to outstanding shares of non-vested
restricted stock exceeded the impact of incremental shares that would have been outstanding upon the assumed exercise of all dilutive stock options.
For each of the thirty-nine-week periods ended September 25, 2021 and September 26, 2020, no options outstanding to purchase shares of common stock were antidilutive. Outstanding RSUs were excluded from the calculation of diluted earnings per share for all periods because the performance metric requirements or market condition for vesting had not been satisfied.
(5) Additional Cash Flow Information
During the 2021 thirty-nine-week period, Landstar paid income taxes and interest of $71,823,000 and $2,780,000, respectively. During the 2020 thirty-nine-week period, Landstar paid income taxes and interest of $28,761,000 and $3,087,000, respectively. Landstar acquired operating property by entering into finance leases in the amounts of $23,080,000 and $7,485,000 in the 2021 and 2020 thirty-nine-week periods, respectively.
(6) Segment Information
The following table summarizes information about the Company’s reportable business segments as of and for the thirty-nine-week and thirteen-week periods ended September 25, 2021 and September 26, 2020 (in thousands):

	Thirty Nine Weeks Ended
	September 25, 2021			September 26, 2020
	Transportation Logistics	Insurance	Total	Transportation Logistics	Insurance	Total
External revenue	$4,539,561	$52,990	$4,592,551	$2,795,056	$41,570	$2,836,626
Internal revenue		53,028	53,028		44,912	44,912
Investment income		2,138	2,138		2,716	2,716
Operating income	323,370	33,558	356,928	148,270	20,268	168,538
Expenditures on long-lived assets	18,561		18,561	25,426		25,426
Goodwill	40,980		40,980	40,251		40,251

	Thirteen Weeks Ended
	September 25, 2021			September 26, 2020
	Transportation Logistics	Insurance	Total	Transportation Logistics	Insurance	Total
External revenue	$1,716,004	$18,295	$1,734,299	$1,071,374	$14,172	$1,085,546
Internal revenue		9,533	9,533		9,078	9,078
Investment income		706	706		714	714
Operating income	123,410	8,002	131,412	71,752	10,600	82,352
Expenditures on long-lived assets	9,561		9,561	7,750		7,750
In the thirty-nine-week and thirteen-week periods ended September 25, 2021 and September 26, 2020, no single customer accounted for more than 10% of the Company’s consolidated revenue.

(7) Other Comprehensive Income
The following table presents the components of and changes in accumulated other comprehensive income (loss), net of related income taxes, as of and for the thirty-nine-week period ended September 25, 2021 (in thousands):

	Unrealized Holding Gains (Losses) on Available-for-Sale Securities	Foreign Currency Translation	Total
Balance as of December 26, 2020	$2,808	$(4,807)	$(1,999)
Other comprehensive (loss) gain	(1,260)	320	(940)

Balance as of September 25, 2021	$1,548	$(4,487)	$(2,939)

Amounts reclassified from accumulated other comprehensive income to investment income due to the realization of previously unrealized gains and losses in the accompanying consolidated statements of income were not significant for the thirty-nine-week period ended September 25, 2021.
(8) Investments
Investments include primarily investment-grade corporate bonds and U.S. Treasury obligations having maturities of up to five years (the “bond portfolio”) and money market investments. Investments in the bond portfolio are reported as available-for-sale
and are carried at fair value. Investments maturing less than one year from the balance sheet date are included in short-term investments and investments maturing more than one year from the balance sheet date are included in other assets in the consolidated balance sheets. Management performs an analysis of the nature of the unrealized losses on available-for-sale
investments to determine whether an allowance for credit loss is necessary. Unrealized losses, representing the excess of the purchase price of an investment over its fair value as of the end of a period, considered to be a result of credit-related factors, are to be included as a charge in the statement of income, while unrealized losses considered to be a result of noncredit-related factors are to be included as a component of shareholders’ equity. Investments whose values are based on quoted market prices in active markets are classified within Level 1. Investments that trade in markets that are not considered to be active, but are valued based on quoted market prices, are classified within Level 2. As Level 2 investments include positions that are not traded in active markets, valuations may be adjusted to reflect illiquidity and/or non-transferability,
which are generally based on available market information. Any transfers between levels are recognized as of the beginning of any reporting period. Fair value of the bond portfolio was determined using Level 1 inputs related to U.S. Treasury obligations and money market investments and Level 2 inputs related to investment-grade corporate bonds, asset-backed securities and direct obligations of government agencies. Unrealized gains, net of unrealized losses, on the investments in the bond portfolio were $1,971,000 at September 25, 2021 and $3,578,000 at December 26, 2020, respectively.

The amortized cost and fair values of
available-for-sale
investments are as follows at September 25, 2021 and December 26, 2020 (in thousands):

		Gross	Gross
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
September 25, 2021
Money market investments	$12,736	$—	$—	$12,736
Asset-backed securities	18,899	4	63	18,840
Corporate bonds and direct obligations of government agencies	136,854	2,209	259	138,804
U.S. Treasury obligations	2,341	80	—	2,421

Total	$170,830	$2,293	$322	$172,801

December 26, 2020
Money market investments	$17,867	$—	$—	$17,867
Asset-backed securities	567	—	26	541
Corporate bonds and direct obligations of government agencies	98,241	3,551	72	101,720
U.S. Treasury obligations	2,338	125	—	2,463

Total	$119,013	$3,676	$98	$122,591

For those
available-for-sale
investments with unrealized losses at September 25, 2021 and December 26, 2020, the following table summarizes the duration of the unrealized loss (in thousands):

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
September 25, 2021
Asset-backed securities	$12,714	$63	$—	$—	$12,714	$63
Corporate bonds and direct obligations of government agencies	49,442	259	—	—	49,442	259

Total	$62,156	$322	$—	$—	$62,156	$322

December 26, 2020
Asset-backed securities	$541	$26	$—	$—	$541	$26
Corporate bonds and direct obligations of government agencies	2,681	72	—	—	2,681	72

Total	$3,222	$98	$—	$—	$3,222	$98

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
lease with a $
1
purchase option for the applicable equipment at lease expiration. Substantially all of Landstar’s operating lease right-of-use
assets and operating lease liabilities represent leases for facilities maintained in support of the Company’s network of BCO Independent Contractors and office space used to conduct Landstar’s business. These leases do not have significant rent escalation holidays, concessions, leasehold improvement incentives or other build-out
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
The components of lease cost for finance leases and operating leases for the thirty nine weeks ended September 25, 2021 were (in thousands):

Finance leases:
Amortization of right-of-use assets	$15,967
Interest on lease liability	2,023

Total finance lease cost	17,990
Operating leases:
Lease cost	2,623
Variable lease cost	—
Sublease income	(3,720)

Total net operating lease income	(1,097)

Total net lease cost	$16,893

A summary of the lease classification on our consolidated balance sheet as of September 25, 2021 is as follows (in thousands):
Assets:

Operating lease right-of-use assets	Other assets	$2,198
Finance lease assets	Operating property, less accumulated depreciation and amortization	129,242

Total lease assets		$131,440

Liabilities:
The following table reconciles the undiscounted cash flows for the finance and operating leases to the finance and operating lease liabilities recorded on the balance sheet at September 25, 2021 (in thousands):

	Finance Leases	Operating Leases
2021 Remainder	$11,454	$192
2022	33,585	714
2023	26,573	634
2024	16,665	535
2025	10,418	284
Thereafter	2,916	—

Total future minimum lease payments	101,611	2,359
Less amount representing interest (1.6% to 4.4%)	4,270	161

Present value of minimum lease payments	$97,341	$2,198

Current maturities of long-term debt	34,617
Long-term debt, excluding current maturities	62,724
Other current liabilities		713
Deferred income taxes and other noncurrent liabilities		1,485

The weighted average remaining lease term and the weighted average discount rate for finance and operating leases as of September 25, 2021 were:

	Finance Leases	Operating Leases
Weighted average remaining lease term (years)	3.5	3.5
Weighted average discount rate	2.7%	4.0%
(10) Debt
Other than the finance lease obligations as presented on the consolidated balance sheets, the Company had no outstanding debt as of September 25, 2021 and December 26, 2020.
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
The revolving credit loans under the Credit Agreement, at the option of Landstar, bear interest at (i) the Eurocurrency rate plus an applicable margin ranging from 1.25% to 2.00%, or (ii) an alternate base rate plus an applicable margin ranging from 0.25% to 1.00%, in each case with the applicable margin determined based upon the Company’s Leverage Ratio, as defined in the Credit Agreement, at the end of the most recent applicable fiscal quarter for which financial statements have been delivered. The revolving credit facility bears a commitment fee, payable quarterly in arrears, of 0.25% to 0.35%, based on the Company’s Leverage Ratio at the end of the most recent applicable fiscal quarter for which financial statements have been delivered. As of September 25, 2021 and December 26, 2020, the Company had no borrowings outstanding under the Credit Agreement.
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
(11) Commitments and Contingencies
Short-term investments include $36,644,000 in current maturities of investments held by the Company’s insurance segment at September 25, 2021. The non-current
portion of the bond portfolio of $136,157,000 is included in other assets. The short-term investments, together with $40,505,000 of non-current
investments, provide collateral for the $69,434,000 of letters of credit issued to guarantee payment of insurance claims. As of September 25, 2021, Landstar also had $33,577,000 of additional letters of credit outstanding under the Company’s Credit Agreement.

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
(12) Impairment of Intangible and Other Assets
During the 2020 second fiscal quarter, the Company recorded a non-cash
impairment charge of $2,582,000 in respect of certain assets, primarily customer contract and related customer relationship intangible assets, acquired on September 20, 2017, along with substantially all of the other assets of the asset-light transportation logistics business of Fletes Avella, S.A. de C.V. (“Fletes Avella”). As previously disclosed in Item 1A. Risk Factors in the Company’s Form
10-Q
for the 2020 first quarter, negative macroeconomic trends in Mexico during the first half of 2020, including issues in the international oil and gas sector, caused significant disruptions in the Mexican economy. Accordingly, management performed impairment tests of the carrying values of certain assets that primarily related to intra-Mexico business acquired as a part of the Fletes Avella acquisition. The impairment tests resulted in an impairment charge of $2,582,000, as the negative macroeconomic trends in Mexico caused financial projections as of the end of the 2020 second quarter relating to these intangible assets to be substantially below those originally anticipated at the acquisition date. There was no corresponding goodwill impairment charge recorded as the fair value of the Company’s Mexico and cross-border reporting unit significantly exceeded its carrying value as of June 27, 2020. The fair value of the Company’s Mexico and cross-border reporting unit continues to significantly exceed its carrying value as of September 25, 2021.
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
Introduction
Landstar System, Inc. and its subsidiary, Landstar System Holdings, Inc. (collectively referred to herein with their subsidiaries and other affiliated companies as “Landstar” or the “Company”), is a worldwide technology enabled asset-light provider of integrated transportation management solutions. The Company offers services to its customers across multiple transportation modes, with the ability to arrange for individual shipments of freight to comprehensive third party logistics solutions to meet all of a customer’s transportation needs. Landstar provides services principally throughout the United States and to a lesser extent in Canada and Mexico, and between the

United States and Canada, Mexico and other countries around the world. The Company’s services emphasize safety, information coordination and customer service and are delivered through a network of over 1,200 independent commission sales agents and over 94,000 third party capacity providers, primarily truck capacity providers, linked together by a series of digital technologies which are provided and coordinated by the Company. The nature of the Company’s business is such that a significant portion of its operating costs varies directly with revenue.
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
The transportation logistics segment provides a wide range of integrated transportation management solutions. Transportation services are provided by Landstar’s “Operating Subsidiaries”: Landstar Ranger, Inc., Landstar Inway, Inc., Landstar Ligon, Inc., Landstar Gemini, Inc., Landstar Transportation Logistics, Inc., Landstar Global Logistics, Inc., Landstar Express America, Inc., Landstar Canada, Inc., Landstar Metro, S.A.P.I. de C.V., and as further described below, Landstar Blue. Transportation services offered by the Company include truckload, less-than-truckload and power-only transportation, rail intermodal, air cargo, ocean cargo, expedited ground and air delivery of time-critical freight, heavy-haul/specialized, U.S.-Canada and U.S.-Mexico cross-border, intra-Mexico, intra-Canada, project cargo and customs brokerage. Examples of the industries serviced by the transportation logistics segment include automotive parts and assemblies, consumer durables, building products, metals, chemicals, foodstuffs, heavy machinery, retail, electronics and military equipment. In addition, the transportation logistics segment provides transportation services to other transportation companies, including third party logistics and less-than-truckload service providers. The independent commission sales agents market services provided by the transportation logistics segment. Billings for freight transportation services are typically charged to customers on a per shipment basis for the physical transportation of freight and are referred to as transportation revenue. During the thirty nine weeks ended September 25, 2021, revenue generated by BCO Independent Contractors, Truck Brokerage Carriers and railroads represented approximately 41%, 50% and 3%, respectively, of the Company’s consolidated revenue. Collectively, revenue generated by air and ocean cargo carriers represented approximately 4% of the Company’s consolidated revenue in the thirty-nine-week period ended September 25, 2021.
On May 6, 2020, the Company formed a new subsidiary that was subsequently renamed Landstar Blue, LLC (“Landstar Blue”). Landstar Blue arranges truckload brokerage services while helping the Company to develop and test digital technologies and processes for the benefit of all Landstar independent commission sales agents. On June 15, 2020, Landstar Blue completed the acquisition of an independent agent of the Company whose business focused on truckload brokerage services. The results of operations from Landstar Blue are presented as part of the Company’s transportation logistics segment. Revenue from Landstar Blue represented less than 1% of the Company’s transportation logistics segment revenue in the thirty-nine-week period ended September 25, 2021.
The insurance segment is comprised of Signature Insurance Company (“Signature”), a wholly owned offshore insurance subsidiary, and Risk Management Claim Services, Inc. The insurance segment provides risk and claims management services to certain of Landstar’s operating subsidiaries. In addition, it reinsures certain risks of the Company’s BCO Independent Contractors and provides certain property and casualty insurance directly to certain of Landstar’s operating subsidiaries. Revenue at the insurance segment represents reinsurance premiums from third party insurance companies that provide insurance programs to BCO Independent Contractors where all or a portion of the risk is ultimately borne by Signature. Revenue at the insurance segment represented approximately 1% of the Company’s consolidated revenue for the thirty-nine-week period ended September 25, 2021.
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

Revenue
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

	Thirty Nine Weeks Ended		Thirteen Weeks Ended
	September 25, 2021	September 26, 2020	September 25, 2021	September 26, 2020
Revenue generated through (in thousands):
Truck transportation
Truckload:
Van equipment	$2,502,025	$1,485,553	$918,115	$578,166
Unsided/platform equipment	1,112,358	807,966	422,979	294,273
Less-than-truckload	85,551	70,984	30,819	25,125
Other truck transportation (1)	518,472	249,584	208,817	108,614

Total truck transportation	4,218,406	2,614,087	1,580,730	1,006,178
Rail intermodal	120,540	81,747	44,472	30,432
Ocean and air cargo carriers	191,951	89,002	84,111	31,752
Other (2)	61,654	51,790	24,986	17,184

	$4,592,551	$2,836,626	$1,734,299	$1,085,546

Revenue on loads hauled via BCO Independent Contractors included in total truck transportation	$1,899,313	$1,312,003	$690,257	$502,224
Number of loads:
Truck transportation
Truckload:
Van equipment	1,037,516	822,422	359,263	296,427
Unsided/platform equipment	381,594	338,696	133,332	118,026
Less-than-truckload	135,038	119,533	49,943	41,454
Other truck transportation (1)	208,402	141,669	81,242	56,693

Total truck transportation	1,762,550	1,422,320	623,780	512,600
Rail intermodal	40,420	33,410	13,620	11,900
Ocean and air cargo carriers	29,650	22,720	10,190	8,290

	1,832,620	1,478,450	647,590	532,790

Loads hauled via BCO Independent Contractors included in total truck transportation	773,270	693,860	263,120	250,030
Revenue per load:
Truck transportation
Truckload:
Van equipment	$2,412	$1,806	$2,556	$1,950
Unsided/platform equipment	2,915	2,386	3,172	2,493
Less-than-truckload	634	594	617	606
Other truck transportation (1)	2,488	1,762	2,570	1,916
Total truck transportation	2,393	1,838	2,534	1,963
Rail intermodal	2,982	2,447	3,265	2,557
Ocean and air cargo carriers	6,474	3,917	8,254	3,830
Revenue per load on loads hauled via BCO Independent Contractors	$2,456	$1,891	$2,623	$2,009
Revenue by capacity type (as a % of total revenue):
Truck capacity providers:
BCO Independent Contractors	41%	46%	40%	46%
Truck Brokerage Carriers	50%	46%	51%	46%
Rail intermodal	3%	3%	3%	3%
Ocean and air cargo carriers	4%	3%	5%	3%
Other	1%	2%	1%	2%

(1)
Includes power-only, expedited, straight truck, cargo van, and miscellaneous other truck transportation revenue generated by the transportation logistics segment. Power-only refers to shipments where the Company furnishes a power unit and an operator but not trailing equipment, which is typically provided by the shipper or consignee.

(2)	Includes primarily reinsurance premium revenue generated by the insurance segment and intra-Mexico transportation services revenue generated by Landstar Metro.

Expenses
Purchased transportation
Also critical to the Company’s success is its ability to secure capacity, particularly truck capacity, at rates that allow the Company to profitably transport customers’ freight. The following table summarizes the number of available truck capacity providers on the dates indicated:

	September 25, 2021	September 26, 2020
BCO Independent Contractors	10,955	9,866
Truck Brokerage Carriers:
Approved and active (1)	58,676	41,246
Other approved	24,602	22,181

	83,278	63,427

Total available truck capacity providers	94,233	73,293

Trucks provided by BCO Independent Contractors	11,746	10,571

(1)	Active refers to Truck Brokerage Carriers who moved at least one load in the 180 days immediately preceding the fiscal quarter end.
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
Commissions to agents
Commissions to agents are based on contractually agreed-upon percentages of (i) revenue, (ii) revenue less the cost of purchased transportation, or (iii) revenue less a contractually agreed upon percentage of revenue retained by Landstar and the cost of purchased transportation (the “retention contracts”). Commissions to agents as a percentage of consolidated revenue vary directly with fluctuations in the percentage of consolidated revenue generated by the various modes of transportation and reinsurance premiums and, in general, vary inversely with changes in the amount of purchased transportation as a percentage of revenue on services provided by Truck Brokerage Carriers, railroads, air cargo carriers and ocean cargo carriers. Commissions to agents are recognized over the freight transit period as the performance obligation to the customer is completed.
Other operating costs, net of gains on asset sales/dispositions
Maintenance costs for Company-provided trailing equipment and BCO Independent Contractor recruiting and qualification costs are the largest components of other operating costs. Also included in other operating costs are trailer rental costs, the provision for uncollectible advances and other receivables due from BCO Independent Contractors and independent commission sales agents and gains/losses, if any, on sales of Company-owned trailing equipment.

Insurance and claims
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
The Company also maintains third party insurance arrangements providing excess coverage for commercial trucking liabilities in excess of $10,000,000. These third party arrangements provide coverage on a per occurrence or aggregated basis. Due to the increasing cost of commercial auto liability claims throughout the United States in recent years, the availability of such excess coverage has significantly decreased, and the pricing associated with such excess coverage, to the extent available, has significantly increased. Effective May 1, 2021, with respect to the annual policy year ending April 30, 2022, the Company experienced an increase of approximately $3 million, or 19%, in the premiums charged by third party insurance companies to the Company for excess coverage for commercial trucking liabilities in excess of $10,000,000. Moreover, the Company increased the level of its financial exposure to commercial trucking claims in excess of $10,000,000, including through the use of additional self-insurance, deductibles, aggregate loss limits, quota shares and other arrangements with third party insurance companies, based on the availability of coverage within certain excess insurance coverage layers and estimated cost differentials between proposed premiums from third party insurance companies and historical and actuarially projected losses experienced by the Company at various levels of excess insurance coverage. No assurances can be given that the availability of excess coverage for commercial trucking claims will not continue to deteriorate, that the pricing associated with such excess coverage, to the extent available, will not continue to increase, nor that insurance coverage from third party insurers for excess coverage of commercial trucking claims will even be available on commercially reasonable terms at certain levels.
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
Selling, general and administrative
During the thirty-nine-week period ended September 25, 2021, employee compensation and benefits accounted for approximately seventy-five percent of the Company’s selling, general and administrative costs.
Depreciation and amortization
Depreciation and amortization primarily relate to depreciation of trailing equipment and information technology hardware and software.

Costs of revenue
The Company incurs costs of revenue related to the transportation of freight and, to a much lesser extent, to reinsurance premiums received by Signature. Costs of revenue include variable costs of revenue and other costs of revenue. Variable costs of revenue include purchased transportation and commissions to agents, as these costs are entirely variable on a shipment-by-shipment
basis. Other costs of revenue include fixed costs of revenue and semi-variable costs of revenue, where such costs may vary over time based on certain economic factors or operational metrics such as the number of Company-controlled trailers, the number of BCO Independent Contractors, the frequency and severity of insurance claims, the number of miles traveled by BCO Independent Contractors, or the number and/or scale of information technology projects in process or in-service
to support revenue generating activities, rather than on a
shipment-by-shipment
basis. Other costs of revenue associated with the transportation of freight include: (i) other operating costs, primarily consisting of trailer maintenance and BCO Independent Contractor recruiting and qualification costs, as reported in the Company’s Consolidated Statements of Income, (ii) transportation-related insurance premiums paid and claim costs incurred, included as a portion of insurance and claims in the Company’s Consolidated Statements of Income, (iii) costs incurred related to internally developed software including ASC
350-40
amortization, implementation costs, hosting costs and other support costs utilized to support our independent commission sales agents, third party capacity providers, and customers, included as a portion of depreciation and amortization and of selling, general and administrative in the Company’s Consolidated Statements of Income; and (iv) depreciation on Company-owned trailing equipment, included as a portion of depreciation and amortization in the Company’s Consolidated Statements of Income. Other costs of revenue associated with reinsurance premiums received by Signature are comprised of broker commissions and other fees paid related to the administration of insurance programs to BCO Independent Contractors and are included in selling, general and administrative in the Company’s Consolidated Statements of Income. In addition to costs of revenue, the Company incurs various other costs relating to its business, including most selling, general and administrative costs and portions of costs attributable to insurance and claims and depreciation and amortization. Management continually monitors all components of the costs incurred by the Company and establishes annual cost budgets that, in general, are used to benchmark costs incurred on a monthly basis.
Gross Profit, Variable Contribution, Gross Profit Margin and Variable Contribution Margin
The following table sets forth calculations of gross profit, defined as revenue less costs of revenue, and gross profit margin defined as gross profit divided by revenue, for the periods indicated. The Company refers to revenue less variable costs of revenue as “variable contribution” and variable contribution divided by revenue as “variable contribution margin”. Variable contribution and variable contribution margin are each non-GAAP
financial measures. The closest comparable GAAP financial measures to variable contribution and variable contribution margin are, respectively, gross profit and gross profit margin. The Company believes variable contribution and variable contribution margin are useful measures of the variable costs that we incur at a shipment-by-shipment
level attributable to our transportation network of third-party capacity providers and independent agents in order to provide services to our customers. The Company believes variable contribution and variable contribution margin are important performance measurements and management considers variable contribution and variable contribution margin in evaluating the Company’s financial performance and in its decision-making, such as budgeting for infrastructure, trailing equipment and selling, general and administrative costs.

The reconciliations of gross profit to variable contribution and gross profit margin to variable contribution margin are each presented below:

	Thirty Nine Weeks Ended		Thirteen Weeks Ended
	September 25, 2021	September 26, 2020	September 25, 2021	September 26, 2020
Revenue	$4,592,551	$2,836,626	$1,734,299	$1,085,546
Costs of revenue:
Purchased transportation	3,583,197	2,183,143	1,356,671	838,753
Commissions to agents	356,997	236,490	135,295	85,848

Variable costs of revenue	3,940,194	2,419,633	1,491,966	924,601
Trailing equipment depreciation	26,362	26,342	8,615	8,397
Information technology costs	9,534	7,021	3,450	2,722
Insurance-related costs (1)	78,175	68,839	30,502	22,657
Other operating costs	27,117	23,035	10,572	7,361

Other costs of revenue	141,188	125,237	53,139	41,137

Total costs of revenue	4,081,382	2,544,870	1,545,105	965,738

Gross profit	$511,169	$291,756	$189,194	$119,808

Gross profit margin	11.1%	10.3%	10.9%	11.0%
Plus: other costs of revenue	141,188	125,237	53,139	41,137

Variable contribution	$652,357	$416,993	$242,333	$160,945

Variable contribution margin	14.2%	14.7%	14.0%	14.8%

(1)
Insurance-related costs in the table above include (i) other costs of revenue related to the transportation of freight that are included as a portion of insurance and claims in the Company’s Consolidated Statements of Income and (ii) certain other costs of revenue related to reinsurance premiums received by Signature that are included as a portion of selling, general and administrative in the Company’s Consolidated Statements of Income. Insurance and claims costs included in other costs of revenue relating to the transportation of freight primarily consist of insurance premiums paid for commercial auto liability, general liability, cargo and other lines of coverage related to the transportation of freight and the related cost of claims incurred under those programs, and, to a lesser extent, the cost of claims incurred under insurance programs available to BCO Independent Contractors that are reinsured by Signature. Other insurance and claims costs included in costs of revenue that are included in selling, general and administrative in the Company’s Consolidated Statements of Income consist of brokerage commissions and other fees incurred by Signature relating to the administration of insurance programs available to BCO Independent Contractors that are reinsured by Signature.

In general, variable contribution margin on revenue generated by BCO Independent Contractors represents a fixed percentage due to the nature of the contracts that pay a fixed percentage of revenue to both the BCO Independent Contractors and independent commission sales agents. For revenue generated by Truck Brokerage Carriers, variable contribution margin may be either a fixed or variable percentage, depending on the contract with each individual independent commission sales agent. Variable contribution margin on revenue generated from shipments hauled by railroads, air cargo carriers, ocean cargo carriers and Truck Brokerage Carriers, other than those under retention contracts, is variable in nature, as the Company’s contracts with independent commission sales agents provide commissions to agents at a contractually agreed upon percentage of the amount represented by revenue less purchased transportation for these types of shipments. Approximately 46% of the Company’s consolidated revenue in the thirty-nine-week period ended September 25, 2021 was generated under transactions that pay a fixed percentage of revenue to the third party capacity provider and/or agents while 54% was generated under transactions that pay a variable percentage of revenue to the third party capacity provider and/or agents.
Operating income as a percentage of gross profit and operating income as a percentage of variable contribution
The following table presents operating income as a percentage of gross profit and operating income as a percentage of variable contribution. The Company’s operating income as a percentage of variable contribution is a non-GAAP
financial measure calculated as operating income divided by variable contribution. The Company believes that operating income as a percentage of variable contribution is useful and meaningful to investors for the following principal reasons: (i) the variable costs of revenue for a significant portion of the business are highly influenced by short-term market-based trends in the freight transportation industry, whereas other costs, including other costs of revenue, are much less impacted by short-term freight market trends; (ii) disclosure of this measure allows investors to better understand the underlying trends in the Company’s results of operations; (iii) this measure is meaningful to investors’ evaluations of the Company’s management of costs attributable to operations other than the purely variable costs associated with purchased transportation and commissions to agents that the Company incurs to provide services to our customers; and (iv) management considers this financial information in its decision-making, such as budgeting for infrastructure, trailing equipment and selling, general and administrative costs.

	Thirty Nine Weeks Ended		Thirteen Weeks Ended
	September 25,	September 26,	September 25,	September 26,
	2021	2020	2021	2020
Gross profit	$511,169	$291,756	$189,194	$119,808
Operating income	$356,928	$168,538	$131,412	$82,352
Operating income as % of gross profit	69.8%	57.8%	69.4%	68.7%
Variable contribution	$652,357	$416,933	$242,333	$160,945
Operating income	$356,928	$168,538	$131,412	$82,352
Operating income as % of variable contribution	54.7%	40.4%	54.2%	51.2%
The increase in operating income as a percentage of gross profit from the 2020 thirty-nine-week period to the 2021 thirty-nine-week period and from the 2020 thirteen-week period to the 2021 thirteen-week period resulted from operating income increasing at a more rapid percentage rate than the increase in gross profit, as the Company was able to increase operating efficiencies during the period by scaling our fixed cost infrastructure, primarily certain components of selling, general and administrative costs, across a larger gross profit base.
The increase in operating income as a percentage of variable contribution from the 2020 thirty-nine-week period to the 2021 thirty-nine-week period and from the 2020 thirteen-week period to the 2021 thirteen-week period resulted from operating income increasing at a more rapid percentage rate than the increase in variable contribution, as the Company was able to increase operating efficiencies during the period by scaling our fixed cost infrastructure, primarily certain components of selling, general and administrative costs, as well as our other costs of revenue, across a larger variable contribution base.
Also, as previously mentioned, the Company reports two operating segments: the transportation logistics segment and the insurance segment. External revenue at the insurance segment, representing reinsurance premiums, has historically been relatively consistent on an annual basis at 2% or less of consolidated revenue and generally corresponds directly with the number of trucks provided by BCO Independent Contractors. The discussion of cost line items in Management’s Discussion and Analysis of Financial Condition and Results of Operations considers the Company’s costs on a consolidated basis rather than on a segment basis. Management believes this presentation format is the most appropriate to assist users of the financial statements in understanding the Company’s business for the following reasons: (1) the insurance segment has no other operating costs; (2) discussion of insurance and claims at either segment without reference to the other may create confusion amongst investors and potential investors due to intercompany arrangements and specific deductible programs that affect comparability of financial results by segment between various fiscal periods but that have no effect on the Company from a consolidated reporting perspective; (3) selling, general and administrative costs of the insurance segment comprise less than 10% of consolidated selling, general and administrative costs and have historically been relatively consistent on a year-over-year basis; and (4) the insurance segment has no depreciation and amortization.
THIRTY NINE WEEKS ENDED SEPTEMBER 25, 2021 COMPARED TO THIRTY NINE WEEKS ENDED SEPTEMBER 26, 2020
Revenue for the 2021 thirty-nine-week period was $4,592,551,000, an increase of $1,755,925,000, or 62%, compared to the 2020 thirty-nine-week period. Transportation revenue increased $1,744,505,000, or 62%. The increase in transportation revenue was attributable to increased revenue per load of approximately 31% and an increased number of loads hauled of approximately 24% compared to the 2020 thirty-nine-week period. The significant increase in revenue in 2021 from 2020 was primarily related to two factors: (1) consumer demand for durable goods, building products and
e-commerce
drove revenue during the 2021 period to record levels; and (2) transportation revenue from the 2020 period was significantly adversely impacted by the effect of the
COVID-19
pandemic on the U.S. and global

economies. In particular, the impact of the
COVID-19
pandemic on demand for the Company’s truck transportation services significantly accelerated during the last week of the Company’s 2020 first fiscal quarter. However, following the demand lows experienced by the Company in April and May 2020, demand for the Company’s truck transportation services sequentially increased throughout the remainder of the thirty-nine-week period. This significant, rapid decrease in demand followed by a similarly significant yet more gradual sequential increase in demand was unprecedented in the history of the Company. Reinsurance premiums were $52,990,000 and $41,570,000 for the 2021 and 2020 thirty-nine-week periods, respectively. The increase in revenue from reinsurance premiums was primarily attributable to increased premiums from a third party insurance company relating to unladen insurance provided to certain BCO Independent Contractors and an increase in the average number of trucks provided by BCO Independent Contractors in the 2021 thirty-nine-week period compared to the 2020 thirty-nine-week period.
Truck transportation revenue generated by BCO Independent Contractors and Truck Brokerage Carriers (together, the “third party truck capacity providers”) for the 2021 thirty-nine-week period was $4,218,406,000, representing 92% of total revenue, an increase of $1,604,319,000, or 61%, compared to the 2020 thirty-nine-week period. Revenue per load on loads hauled by third party truck capacity providers increased approximately 30% compared to the 2020 thirty-nine-week period, and the number of loads hauled by third party truck capacity providers increased approximately 24% over the same period. The increase in revenue per load on loads hauled via truck was primarily due to an extremely tight truck capacity environment experienced during the 2021 thirty-nine-week period. During the 2021 thirty-nine-week period, the demand for truck capacity, particularly with respect to van capacity, increased more rapidly than the supply of available truck capacity in the marketplace as the U.S. economy recovered from the impact of the
COVID-19
pandemic. Revenue per load on loads hauled via van equipment increased 34%, revenue per load on loads hauled via unsided/platform equipment increased 22%, revenue per load on less-than-truckload loadings increased 7% and revenue per load on loads hauled via other truck transportation increased 41% as compared to the 2020 thirty-nine-week period. The increase in the number of loads hauled via truck compared to the 2020 thirty-nine-week period was due to a broad-based increase in demand for the Company’s truck transportation services during the 2021 period, particularly those services provided via van equipment and other truck transportation loadings, primarily power-only, compared to the 2020 period, which was adversely impacted by the
COVID-19
pandemic. Loads hauled via van equipment increased 26%, loads hauled via unsided/platform equipment increased 13%, loads hauled via less-than-truckload increased 13% and loads hauled via other truck transportation increased 47% as compared to the 2020 thirty-nine-week period. Fuel surcharges billed to customers on revenue generated by BCO Independent Contractors are excluded from revenue. Fuel surcharges on Truck Brokerage Carrier revenue identified separately in billings to customers and included as a component of Truck Brokerage Carrier revenue were $74,195,000 and $43,570,000 in the 2021 and 2020 thirty-nine-week periods, respectively. It should be noted that billings to many customers of the Company’s truck brokerage services include a single all-in
rate that does not separately identify fuel surcharges on loads hauled via Truck Brokerage Carriers. Accordingly, the overall impact of changes in fuel prices on revenue and revenue per load on loads hauled via truck is likely to be greater than that indicated.
Transportation revenue generated by rail intermodal, air cargo and ocean cargo carriers (collectively, the “multimode capacity providers”) for the 2021 thirty-nine-week period was $312,491,000, or 7% of total revenue, an increase of $141,742,000, or 83%, compared to the 2020 thirty-nine-week period. Revenue per load on revenue generated by multimode capacity providers increased approximately 47% in the 2021 thirty-nine-week period compared to the 2020 thirty-nine-week period, and the number of loads hauled by multimode capacity providers increased approximately 25% over the same period. Revenue per load on loads hauled by multimode capacity providers increased for all modes, primarily due to strong U.S. and global economic recoveries coupled with the impact of global supply chain disruptions. Revenue per load on loads hauled via ocean, air and rail intermodal increased 62%, 47% and 22%, respectively, during the 2021 thirty-nine-week period as compared to the 2020 thirty-nine-week period. Revenue per load on revenue generated by multimode capacity providers is influenced by many factors, including revenue mix among the various modes of transportation used, length of haul, complexity of freight, density of freight lanes, fuel costs and availability of capacity. The increase in the number of loads hauled by multimode capacity providers was due to a broad-based increase in demand across many customers for the Company’s rail, air and ocean service offerings during the 2021 period as well as the adverse impact of the
COVID-19
pandemic on multimode loadings during the 2020 period.
Purchased transportation was 78.0% and 77.0% of revenue in the 2021 and 2020 thirty-nine-week periods, respectively. The increase in purchased transportation as a percentage of revenue was primarily due to an increased percentage of revenue contributed by Truck Brokerage Carriers, which typically has a higher rate of purchased transportation than revenue generated by BCO Independent Contractors, and an increased rate of purchased transportation on revenue generated by Truck Brokerage Carriers, partially offset by a decreased rate of purchased transportation paid on revenue generated by BCO Independent Contractor revenue due to the impact of
COVID-19
pandemic relief incentive payments in the 2020 thirty-nine-week period. Under that program, for each load delivered by a BCO Independent Contractor with a confirmed delivery date from April 1, 2020 through May 30, 2020, the Company paid each of the BCO Independent Contractor who hauled the load and the independent commission sales agent who dispatched the load an extra $50. Commissions to agents were 7.8% and 8.3% of revenue in the 2021 and 2020 thirty-nine-week periods, respectively. The decrease in commissions to agents as a percentage of revenue was primarily attributable to an increased cost of purchased transportation as a percentage of revenue on revenue generated by Truck Brokerage Carriers and a decreased commission rate paid on revenue generated by BCO Independent Contractors due to the impact of the
COVID-19
pandemic relief incentive payments to agents included in the 2020 period and the elimination as of the end of the 2020 fiscal year of certain incentive commission arrangements formerly paid to agents relating to a discontinued BCO recruitment and retention program. The Company paid a total of $12,593,000 in
COVID-19
pandemic relief incentive payments during the 2020 thirty-nine-week period.
Investment income was $2,138,000 and $2,716,000 in the 2021 and 2020 thirty-nine-week periods, respectively. The decrease in investment income was primarily attributable to lower average rates of return on investments in the 2021 thirty-nine-week period, partially offset by a higher average investment balance held by the insurance segment in the 2021 thirty-nine-week period.
Other operating costs increased $4,082,000 in the 2021 thirty-nine-week period compared to the 2020 thirty-nine-week period. The increase in other operating costs compared to the prior year was primarily due to increased trailing equipment maintenance costs, decreased gains on sales of used trailing equipment, increased BCO recruiting and qualification costs and increased payments of up to $2,000 made to BCO Independent Contractors who tested positive for
COVID-19
and were placed out of service.
Insurance and claims increased $8,635,000 in the 2021 thirty-nine-week period compared to the 2020 thirty-nine-week period. The increase in insurance and claims expense compared to the prior year was primarily due to an increase in insurance premiums, primarily for commercial trucking liability coverage, in the 2021 thirty-nine-week period, and an increase in BCO miles traveled in the 2021 period, partially offset by a $5,000,000 charge for the Company’s self-insured retention with respect to a tragic vehicular accident involving a fatality during the 2020 period, a $3,500,000 charge relating to additional premium the Company was required to pay under its existing multi-year insurance arrangements in connection with certain aggregated losses incurred during the 2020 period, as well as the impact of decreased net unfavorable development of prior years’ claims in the 2021 thirty-nine-week period. During the 2021 and 2020 thirty-nine-week periods, insurance and claims costs included $4,522,000 and $6,162,000 of net unfavorable adjustments to prior years’ claims estimates, respectively.
Selling, general and administrative costs increased $33,941,000 in the 2021 thirty-nine-week period compared to the 2020 thirty-nine-week period. The increase in selling, general and administrative costs compared to prior year was attributable to increased stock-based compensation expense, an increased provision for incentive compensation and increased wages, partially offset by a decreased provision for customer bad debt. Included in selling, general and administrative costs was stock-based compensation expense of $18,717,000 and $2,691,000 for the 2021 and 2020 thirty-nine-week periods, respectively, and incentive compensation expense of $21,370,000 and $6,190,000 for the 2021 and 2020 thirty-nine-week periods, respectively.
Depreciation and amortization increased $2,320,000 in the 2021 thirty-nine-week period compared to the 2020 thirty-nine-week period. The increase in depreciation and amortization expenses was primarily due to increased depreciation on information technology assets.
During the 2020 second fiscal quarter, the Company recorded a non-cash
impairment charge of $2,582,000 in respect of certain assets, primarily customer contract and related customer relationship intangible assets, acquired on September 20, 2017, along with substantially all of the other assets of the asset-light transportation logistics business of Fletes Avella, S.A. de C.V. (“Fletes Avella”).
Interest and debt expense in the 2021 thirty-nine-week period increased $38,000 compared to the 2020 thirty-nine-week period.
The provisions for income taxes for the 2021 and 2020 thirty-nine-week periods were based on estimated annual effective income tax rates of 24.4% and 24.2%, respectively, adjusted for discrete events, such as benefits resulting from stock-based awards. The increase in the estimated annual effective income tax rate was primarily attributable to an increased provision for nondeductible executive compensation during the 2021 period. The effective income tax rate for the 2021 thirty-nine-week period was 24.2%, which was higher than the statutory federal income tax rate of 21% primarily attributable to state taxes and nondeductible executive compensation, partially offset by excess tax benefits realized on stock-based awards. The effective income tax rate for the 2020 thirty-nine-week period was 23.3%, which was higher than the statutory federal income tax rate of 21% primarily attributable to state taxes and the meals and entertainment exclusion, partially offset by excess tax benefits realized on stock-based awards and state tax refunds. The effective income tax rate in the 2021 thirty-nine-week period of 24.2% was lower than the 24.4% estimated annual effective income tax rate primarily due to excess tax benefits recognized on stock-based compensation arrangements in the 2021 thirty-nine-week period. The effective income tax rate in the 2020 thirty-nine-week period of 23.3% was lower than the 24.2% estimated annual effective income tax rate primarily due to excess tax benefits recognized on stock-based compensation arrangements and state tax refunds in the 2020 thirty-nine-week period.

Net income was $268,209,000, or $7.00 per diluted share, in the 2021 thirty-nine-week period. Net income was $127,035,000, or $3.28 per diluted share, in the 2020 thirty-nine-week period. Net income was unfavorably impacted by approximately $12,593,000, or $0.25 per diluted share, during the 2020 thirty-nine-week period, related to the impact of the
COVID-19
pandemic relief incentive payments.
THIRTEEN WEEKS ENDED SEPTEMBER 25, 2021 COMPARED TO THIRTEEN WEEKS ENDED SEPTEMBER 26, 2020
Revenue for the 2021 thirteen-week period was $1,734,299,000, an increase of $648,753,000, or 60%, compared to the 2020 thirteen-week period. Transportation revenue increased $644,630,000, or 60%. The increase in transportation revenue was attributable to increased revenue per load of approximately 32% and an increased number of loads hauled of approximately 22% compared to the 2020 thirteen-week period. The increase in revenue in the 2021 period from the 2020 period was primarily attributable to consumer demand for durable goods and
e-commerce,
which drove revenue in the 2021 period to record levels. Reinsurance premiums were $18,295,000 and $14,172,000 for the 2021 and 2020 thirteen-week periods, respectively. The increase in revenue from reinsurance premiums was primarily attributable to increased premiums from a third party insurance company relating to unladen insurance provided to certain BCO Independent Contractors and an increase in the average number of trucks provided by BCO Independent Contractors in the 2021 thirteen-week period compared to the 2020 thirteen-week period.
Truck transportation revenue generated by third party truck capacity providers for the 2021 thirteen-week period was $1,580,730,000, representing 91% of total revenue, an increase of $574,552,000, or 57%, compared to the 2020 thirteen-week period. Revenue per load on loads hauled by third party truck capacity providers increased approximately 29% compared to the 2020 thirteen-week period and the number of loads hauled via truck increased approximately 22% in the 2021 thirteen-week period compared to the 2020 thirteen-week period. The increase in revenue per load on loads hauled by third party truck capacity providers primarily was due to an extremely tight truck capacity environment experienced during the 2021 period. During the 2021 thirteen-week period, the demand for truck capacity, particularly with respect to van capacity, remained at heightened levels and the supply of available truck capacity in the marketplace did not increase sufficiently to balance the heightened demand for truck capacity that has resulted in connection with the recovery of the U.S. economy from the impact of the
COVID-19
pandemic. Revenue per load on loads hauled via van equipment increased 31%, revenue per load on loads hauled via unsided/platform equipment increased 27%, revenue per load on less-than-truckload loadings increased 2% and revenue per load on loads hauled via other truck transportation increased 34% as compared to the 2020 thirteen-week period. The increase in the number of loads hauled via truck compared to the 2020 thirteen-week period was due to a broad-based increase in demand for the Company’s truck transportation services during the 2021 period. Loads hauled via van equipment increased 21%, loads hauled via unsided/platform equipment increased 13%, loads hauled via less-than-truckload increased 20% and loads hauled via other truck transportation increased 43% as compared to the 2020 thirteen-week period. The number of loads hauled via truck increased 25% in July, 22% in August and 19% in September, respectively, as compared to the corresponding periods in 2020, as the comparisons to prior year periods began to normalize due to the strong recovery from the
COVID-19
pandemic experienced during the Company’s 2020 third fiscal quarter. Fuel surcharges billed to customers on revenue generated by BCO Independent Contractors are excluded from revenue. Fuel surcharges on Truck Brokerage Carrier revenue identified separately in billings to customers and included as a component of Truck Brokerage Carrier revenue were $28,621,000 and $14,268,000 in the 2021 and 2020 thirteen-week periods, respectively.
Transportation revenue generated by multimode capacity providers for the 2021 thirteen-week period was $128,583,000, or 7% of total revenue, an increase of $66,399,000, or 107%, compared to the 2020 thirteen-week period. Revenue per load on revenue generated by multimode capacity providers increased approximately 75% in the 2021 thirteen-week period compared to the 2020 thirteen-week period, and the number of loads hauled by multimode capacity providers increased approximately 18% over the same period. Revenue per load on loads hauled by multimode capacity providers increased for all modes, primarily due to strong U.S. and global economic recoveries coupled with the impact of supply chain disruptions. Revenue per load on loads hauled via ocean, air and rail intermodal increased 98%, 58% and 28%, respectively, during the 2021 thirteen-week period as compared to the 2020 thirteen-week period. Revenue per load on revenue generated by multimode capacity providers is influenced by many factors, including revenue mix among the various modes of transportation used, length of haul, complexity of freight, density of freight lanes, fuel costs and availability of capacity. The increase in the number of loads hauled by multimode capacity providers was due to a broad-based increase in demand across many customers for the Company’s rail and ocean service offerings, partially offset by decreased air loadings, primarily attributable to decreased loadings at one specific customer.
Purchased transportation was 78.2% and 77.3% of revenue in the 2021 and 2020 thirteen-week periods, respectively. The increase in purchased transportation as a percentage of revenue was primarily due to an increased percentage of revenue contributed by Truck Brokerage Carriers, which typically has a higher rate of purchased transportation than revenue generated by BCO Independent Contractors. Commissions to agents were 7.8% and 7.9% of revenue in the 2021 and 2020 thirteen-week periods, respectively. The decrease in commissions to agents as a percentage of revenue was primarily attributable to a decreased commission rate paid on revenue generated by BCO Independent Contractors, primarily attributable to the elimination as of the end of the 2020 fiscal year of certain incentive commission arrangements formerly paid to agents relating to a discontinued BCO recruitment and retention program, partially offset by an increased commission amount paid on revenue generated by Truck Brokerage Carriers due to a decreased cost of purchased transportation as a percentage of revenue on revenue generated by Truck Brokerage Carriers.

Investment income was $706,000 and $714,000 in the 2021 and 2020 thirteen-week periods, respectively.
Other operating costs increased $3,211,000 in the 2021 thirteen-week period compared to the 2020 thirteen-week period. The increase in other operating costs compared to the prior year was primarily due to an increased provision for contractor bad debt, increased trailing equipment maintenance costs and increased BCO recruiting and qualification costs.
Insurance and claims increased $7,714,000 in the 2021 thirteen-week period compared to the 2020 thirteen-week period. The increase in insurance and claims expense compared to the prior year was primarily due to increased severity of current year claims, increased insurance premiums, primarily for commercial trucking liability coverage, and increased net unfavorable development of prior years’ claims in the 2021 thirteen-week period. During the 2021 and 2020 thirteen-week periods, insurance and claims costs included $3,542,000 and $1,123,000 of net unfavorable adjustments to prior years’ claims estimates, respectively.
Selling, general and administrative costs increased $20,347,000 in the 2021 thirteen-week period compared to the 2020 thirteen-week period. The increase in selling, general and administrative costs compared to prior year was attributable to an increased provision for incentive compensation, increased stock-based compensation expense and increased wages and employee benefit costs. Included in selling, general and administrative costs was incentive compensation expense of $8,755,000 and $2,133,000 for the 2021 and 2020 thirteen-week periods, respectively, and stock-based compensation expense of $7,824,000 and $1,490,000 for the 2021 and 2020 thirteen-week periods, respectively.
Depreciation and amortization increased $1,048,000 in the 2021 thirteen-week period compared to the 2020 thirteen-week period. The increase in depreciation and amortization expenses was primarily due to increased depreciation on information technology assets.
Interest and debt expense in the 2021 thirteen-week period decreased $43,000 compared to the 2020 thirteen-week period.
The provisions for income taxes for the 2021 and 2020 thirteen-week periods were based on estimated annual effective income tax rates of 24.4% and 24.2%, respectively, adjusted for discrete events, such as benefits resulting from stock-based awards. The increase in the estimated annual effective income tax rate was primarily attributable to an increased provision for nondeductible executive compensation during the 2021 period. The effective income tax rate for the 2021 thirteen-week period was 24.4%, which was higher than the statutory federal income tax rate of 21% primarily attributable to state taxes and nondeductible executive compensation. The effective income tax rate for the 2020 thirteen-week period was 23.9%, which was higher than the statutory federal income tax rate of 21% primarily attributable to state taxes and the meals and entertainment exclusion, partially offset by excess tax benefits realized on stock- based awards. The effective income tax rate in the 2021 thirteen-week period of 24.4% approximated the 24.4% estimated annual effective income tax rate. The effective income tax rate in the 2020 thirteen-week period of 23.9% was lower than the 24.2% estimated annual effective income tax rate primarily due to excess tax benefits recognized on stock-based compensation arrangements in the 2020 thirteen-week period.
Net income was $98,675,000, or $2.58 per diluted share, in the 2021 thirteen-week period. Net income was $61,886,000, or $1.61 per diluted share, in the 2020 thirteen-week period.
CAPITAL RESOURCES AND LIQUIDITY
Working capital and the ratio of current assets to current liabilities were $564,816,000 and 1.7 to 1, respectively, at September 25, 2021, compared with $402,038,000 and 1.5 to 1, respectively, at December 26, 2020. Landstar has historically operated with current ratios within the range of 1.5 to 1 to 2.0 to 1. Cash provided by operating activities was $216,990,000 in the 2021 thirty-nine-week period compared with $185,548,000 in the 2020 thirty-nine-week period. The increase in cash flow provided by operating activities was primarily attributable to increased net income, partially offset by the 62% increase in revenue year-over-year, which increased net receivables, defined as accounts receivable less accounts payable.
The Company declared and paid $0.67 per share, or $25,693,000 in the aggregate, in cash dividends during the thirty-nine-week period ended September 25, 2021 and, during such period, also paid $76,770,000 of dividends payable which were declared during fiscal year 2020 and included in current liabilities in the consolidated balance sheet at December 26, 2020. The Company declared and paid $0.58 per share, or $22,495,000 in the aggregate, in cash dividends during the thirty-nine-week period ended September 26, 2020 and, during such period, also paid $78,947,000 of dividends payable which were declared during fiscal year 2019 and included in current liabilities in the consolidated balance sheet at December 28, 2019. During the thirty-nine-week period ended September 25, 2021, the Company purchased 317,046 shares of its common stock at a total cost of $50,230,000. During the thirty-nine-week period ended September 26, 2020, the Company purchased 1,178,970 shares of its common stock at a total cost of $115,962,000. As of September 25, 2021, the Company may purchase in the aggregate up to 1,503,984 shares of its common stock under its authorized stock purchase program. Long-term debt, including current maturities, was $97,341,000 at September 25, 2021, $3,433,000 lower than at December 26, 2020.
Shareholders’ equity was $899,690,000, or 90% of total capitalization (defined as long-term debt including current maturities plus equity), at September 25, 2021, compared to $691,835,000, or 87% of total capitalization, at December 26, 2020. The increase in shareholders’ equity was primarily the result of net income, partially offset by purchases of shares of the Company’s common stock and dividends declared by the Company in the 2021 thirty-nine-week period.
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
At September 25, 2021, the Company had no borrowings outstanding and $33,577,000 of letters of credit outstanding under the Credit Agreement. At September 25, 2021, there was $216,423,000 available for future borrowings under the Credit Agreement. In addition, the Company has $69,434,000 in letters of credit outstanding as collateral for insurance claims that are secured by investments totaling $77,149,000 at September 25, 2021. Investments, all of which are carried at fair value, include primarily investment-grade bonds and asset-backed securities having maturities of up to five years. Fair value of investments is based primarily on quoted market prices. See “Notes to Consolidated Financial Statements” included herein for further discussion on measurement of fair value of investments.
Historically, the Company has generated sufficient operating cash flow to meet its debt service requirements, fund continued growth, both organic and through acquisitions, complete or execute share purchases of its common stock under authorized share purchase programs, pay dividends and meet working capital needs. As an asset-light provider of integrated transportation management solutions, the Company’s annual capital requirements for operating property are generally for trailing equipment and information technology hardware and software. In addition, a significant portion of the trailing equipment used by the Company is provided by third party capacity providers, thereby reducing the Company’s capital requirements. During the 2021 thirty-nine-week period, the Company acquired $23,080,000 of trailing equipment by entering into finance leases. During the 2021 thirty-nine-week period, the Company also purchased $18,561,000 of operating property. Landstar anticipates acquiring either by purchase or lease financing during the remainder of fiscal year 2021 approximately $69,000,000 in operating property, consisting primarily of new trailing equipment to replace older trailing equipment and information technology equipment.
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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Landstar provides for the estimated costs of self-insured claims primarily on an actuarial basis. The amount recorded for the estimated liability for claims incurred is based upon the facts and circumstances known on the applicable balance sheet date. The ultimate resolution of these claims may be for an amount greater or less than the amount estimated by management. The Company continually revises its existing claim estimates as new or revised information becomes available on the status of each claim. Historically, the Company has experienced both favorable and unfavorable development of prior years’ claims estimates. During the 2021 and 2020 thirty-nine-week periods, insurance and claims costs included $4,522,000 and $6,162,000 of net unfavorable adjustments to prior years’ claims estimates, respectively. It is reasonably likely that the ultimate outcome of settling all outstanding claims will be more or less than the estimated claims liability at September 25, 2021.
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
The revolving credit loans under the Credit Agreement, at the option of Landstar, bear interest at (i) the Eurocurrency rate plus an applicable margin ranging from 1.25% to 2.00%, or (ii) an alternate base rate plus an applicable margin ranging from 0.25% to 1.00%, in each case with the applicable margin determined based upon the Company’s Leverage Ratio, as defined in the Credit Agreement, at the end of the most recent applicable fiscal quarter for which financial statements have been delivered. The revolving credit facility bears a commitment fee, payable in arrears, of 0.25% to 0.35%, based on the Company’s Leverage Ratio at the end of the most recent applicable fiscal quarter for which financial statements have been delivered. As of September 25, 2021 and during the entire 2021 third quarter, the Company had no borrowings outstanding under the Credit Agreement.
Long-term investments, all of which are
available-for-sale
and are carried at fair value, include primarily investment-grade bonds and asset-backed securities having maturities of up to five years. Assuming that the long-term portion of investments remains at $136,157,000, the balance at September 25, 2021, a hypothetical increase or decrease in interest rates of 100 basis points would not have a material impact on future earnings on an annualized basis. Short-term investments consist of short-term investment-grade instruments and the current maturities of investment-grade corporate bonds and asset-backed securities. Accordingly, any future interest rate risk on these short-term investments would not be material to the Company’s operating results.

Assets and liabilities of the Company’s Canadian and Mexican operations are translated from their functional currency to U.S. dollars using exchange rates in effect at the balance sheet date and revenue and expense accounts are translated at average monthly exchange rates during the period. Adjustments resulting from the translation process are included in accumulated other comprehensive income. Transactional gains and losses arising from receivable and payable balances, including intercompany balances, in the normal course of business that are denominated in a currency other than the functional currency of the operation are recorded in the statements of income when they occur. The assets held at the Company’s Canadian and Mexican subsidiaries at September 25, 2021 were collectively, as translated to U.S. dollars, approximately 2% of total consolidated assets. Accordingly, translation gains or losses of 50% or less related to the Canadian and Mexican operations would not be material.
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
promulgated under the Securities Exchange Act of 1934, as amended). Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of September 25, 2021 to provide reasonable assurance that information required to be disclosed by the Company in reports that it filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.
There were no changes in the Company’s internal control over financial reporting during the third quarter of 2021, which were identified in connection with management’s evaluation required by paragraph (d) of Rules
13a-15
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
for the fiscal year ended December 26, 2020 and Quarterly Report on Form
10-Q
for the fiscal quarter ended June 26, 2021 as filed with the SEC.
Dependence on independent commission sales agents.
The Company markets its services primarily through independent commission sales agents. During fiscal year 2020, 508 agents generated revenue for Landstar of at least $1 million each, or in the aggregate approximately 92% of Landstar’s consolidated revenue. During the thirty-nine-week period ended September 25, 2021, one Landstar independent sales agency, itself with a very diversified customer base, generated approximately $500,000,000, or 10%, of Landstar’s consolidated revenue. Landstar competes with motor carriers and other third parties for the services of these independent commission sales agents. Landstar has historically experienced very limited agent turnover in the number of its Million Dollar Agents. There can be no assurances, however, that Landstar will continue to experience very limited turnover of its Million Dollar Agents in the future. Landstar’s contracts with its agents, including its Million Dollar Agents, are typically terminable without cause upon 10 to 30 days’ notice by either party and generally contain significant but not unqualified non-compete
provisions limiting the ability of a former agent to compete with Landstar for a specified period of time post-termination, and other restrictive covenants. The loss of some of the Company’s Million Dollar Agents and/or a significant decrease in revenue generated by Million Dollar Agents could have a material adverse effect on Landstar, including its results of operations and revenue.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Company
The following table provides information regarding the Company’s purchase of its common stock during the period from June 27, 2021 to September 25, 2021, the Company’s third fiscal quarter:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares That May Yet Be Purchased Under the Programs
June 26, 2021				1,671,030
June 27, 2021 – July 24, 2021	—	$—	—	1,671,030
July 25, 2021 – August 21, 2021	91,388	156.67	91,388	1,579,642
August 22, 2021 – September 25, 2021	75,658	159.60	75,658	1,503,984

Total	167,046	$158.00	167,046

On December 9, 2019, the Landstar System, Inc. Board of Directors authorized the Company to purchase up to 1,849,068 shares of the Company’s common stock from time to time in the open market and in privately negotiated transactions. As of September 25, 2021, the Company had authorization to purchase in the aggregate up to 1,503,984 shares of its common stock under this program. No specific expiration date has been assigned to the December 9, 2019 authorization.
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

LANDSTAR SYSTEM, INC.

Date: October 29, 2021	/s/ James B. Gattoni
James B. Gattoni
President and Chief Executive Officer

Date: October 29, 2021	/s/ Federico L. Pensotti
Federico L. Pensotti
Vice President and Chief
Financial Officer