Form 10-K
period 2021-12-25
LANDSTAR SYSTEM INC
filed 2022-02-18
CIK 853816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form
10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 25, 2021
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
of the Act). Yes  ☐    No  ☒
The aggregate market value of the voting stock held by
non-affiliates
of the registrant was $6,102,555,000 (based on the per share closing price on June 26, 2021, the last business day of the Company’s second fiscal quarter, as reported on the NASDAQ Global Select Market). In making this calculation, the registrant has assumed, without admitting for any purpose, that all directors and executive officers of the registrant, and no other persons, are affiliates.
The number of shares of the registrant’s common stock, par value $0.01 per share (the “Common Stock”), outstanding as of the close of business on
February 11
, 2022 was
37,294,677
.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the following document are incorporated by reference in this Form
10-K
as indicated herein:

Document	Part of 10-K Into Which Incorporated
Proxy Statement relating to Landstar System, Inc.’s Annual Meeting of Stockholders scheduled to be held on May 11, 2022	Part III

LANDSTAR SYSTEM, INC.
2021 ANNUAL REPORT ON FORM
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
Description of Business
Landstar is a worldwide technology-enabled, asset-light provider of integrated transportation management solutions. The Company offers services to its customers across multiple transportation modes, with the ability to arrange for individual shipments of freight to comprehensive third party logistics solutions to meet all of a customer’s transportation needs. Landstar provides services principally throughout the United States and to a lesser extent in Canada and Mexico, and between the United States and Canada, Mexico and other countries around the world. The Company’s services emphasize safety, information coordination and customer service and are delivered through a network of over 1,200 independent commission sales agents and over 101,000 third party capacity providers, primarily truck capacity providers, linked together by a series of digital technologies which are provided and coordinated by the Company. The nature of the Company’s business is such that a significant portion of its operating costs varies directly with revenue.
Landstar markets its integrated transportation management solutions primarily through independent commission sales agents and exclusively utilizes third party capacity providers to transport customers’ freight. Landstar’s independent commission sales agents enter into contractual arrangements with the Company and are responsible for locating freight, making that freight available to Landstar’s capacity providers and coordinating the transportation of the freight with customers and capacity providers. The Company’s third party capacity providers consist of independent contractors who provide truck capacity to the Company under exclusive lease arrangements (the “BCO Independent Contractors”), unrelated trucking companies who provide truck capacity to the Company under non-exclusive
contractual arrangements (the “Truck Brokerage Carriers”), air cargo carriers, ocean cargo carriers and railroads. Through this network of agents and capacity providers linked together by Landstar’s ecosystem of digital technologies, Landstar operates an integrated transportation management solutions business primarily throughout North America with revenue of $6.5 billion during the most recently completed fiscal year. The Company reports the results of two operating segments: the transportation logistics segment and the insurance segment.
Transportation Logistics Segment
The transportation logistics segment provides a wide range of integrated transportation management solutions. Transportation services are provided by Landstar’s “Operating Subsidiaries”: Landstar Ranger, Inc., Landstar Inway, Inc., Landstar Ligon, Inc., Landstar Gemini, Inc., Landstar Transportation Logistics, Inc., Landstar Global Logistics, Inc., Landstar Express America, Inc., Landstar Canada, Inc., Landstar Metro, S.A.P.I. de C.V., and as further described below under “
Truck Services
”, Landstar Blue. Transportation services offered by the Company include truckload, less-than-truckload and other truck transportation, rail intermodal, air cargo, ocean cargo, expedited ground and air delivery of time-critical freight, heavy-haul/specialized, U.S.-Canada and U.S.-Mexico cross-border, intra-Mexico, intra-Canada, project cargo and customs brokerage. Examples of the industries serviced by the transportation logistics segment include automotive parts and assemblies, consumer durables, building products, metals, chemicals, foodstuffs, heavy machinery, retail, electronics and military equipment. In addition, the transportation logistics segment provides transportation services to other transportation companies, including third party logistics, small package and less-than-truckload service providers. The independent commission sales agents market services provided by the transportation logistics segment. Billings for freight transportation services are typically charged to customers on a per shipment basis for the physical transportation of freight and are referred to as transportation revenue. See “Notes to Consolidated Financial Statements” for the amount of revenue from external customers, measure of profit and total assets attributable to the transportation logistics segment for the last three fiscal years.

Truck Services
. The transportation logistics segment’s truck transportation services include a full array of truckload transportation for a wide range of commodities and, to a lesser degree, less-than-truckload and other truck transportation services. A significant portion of the Company’s truckload services is priced in the spot market and delivered over irregular or non-repetitive
routes, while approximately 31% of the Company’s fiscal year 2021 truck transportation revenue was generated by BCO Independent Contractors utilizing Landstar provided trailing equipment, which frequently is used on more routine, regular routes. The Company utilizes a broad assortment of equipment, including dry and specialty vans of various sizes, unsided/platform trailers (including flatbeds, drop decks and specialty trailers) and temperature-controlled vans. Available truck transportation services also include short-to-long
haul movement of containers by truck and expedited ground and dedicated power-only truck capacity. During fiscal year 2021, revenue generated by BCO Independent Contractors and Truck Brokerage Carriers was 40% and 51%, respectively, of consolidated revenue. Also, during fiscal year 2021, truck transportation revenue generated via van equipment and unsided/platform trailing equipment was 59% and 26%, respectively, of truck transportation revenue and less-than-truckload and other truck transportation revenue was 2% and 13%, respectively, of truck transportation revenue. The Company’s truck services contributed 91% of consolidated revenue in fiscal year 2021 and 92% of consolidated revenue in both fiscal years 2020 and 2019, respectively.
On May 6, 2020, the Company formed a new subsidiary that was subsequently renamed Landstar Blue. Landstar Blue arranges truckload brokerage services while helping the Company to develop and test digital technologies and processes for the benefit of all Landstar independent commission sales agents. On June 15, 2020, Landstar Blue completed the acquisition of an independent agent of the Company whose business focused on truckload brokerage services. The results of operations from Landstar Blue are presented as part of the Company’s transportation logistics segment. Revenue from Landstar Blue represented less than 1% of the Company’s transportation logistics segment revenue in both fiscal years 2021 and 2020.
Rail Intermodal Services.
The transportation logistics segment has contracts with Class 1 domestic and Canadian railroads, certain short-line railroads and most major asset-based intermodal equipment providers, including agreements with stacktrain operators and container and trailing equipment companies. In addition, the transportation logistics segment has contracts with a vast network of local trucking companies that handle pick-up
and delivery of rail freight. These contracts provide the transportation logistics segment the ability to transport freight via rail throughout the United States, Canada and Mexico. The transportation logistics segment’s rail intermodal service capabilities include trailer on flat car, container on flat car, box car and railcar. The transportation logistics segment’s rail intermodal services contributed 2% of consolidated revenue in fiscal year 2021 and 3% in both fiscal years 2020 and 2019.
Air and Ocean Services.
The transportation logistics segment provides domestic and international air services and ocean services to its customers. The Company executes international air freight transportation as an International Air Transport Association (“IATA”) certified Indirect Air Carrier (“IAC”) and international ocean freight transportation as an Ocean Transportation Intermediary (“OTI”) licensed by the Federal Maritime Commission (“FMC”) as a non-vessel
operating common carrier (“NVOCC”) and ocean freight forwarder. Through its network of independent commission sales agents, relationships within a global network of foreign transportation intermediaries and contracts with a number of airlines and ocean lines, the transportation logistics segment provides efficient and cost effective door-to-door
transportation to most points in the world for a vast array of cargo types such as over-sized
break bulk, consolidations, full container loads, less-than container loads and refrigerated freight. The transportation logistics segment’s air and ocean services contributed 5% of consolidated revenue in fiscal year 2021 and 3% of consolidated revenue in both fiscal years 2020 and 2019.
Insurance Segment
The insurance segment is comprised of Signature Insurance Company (“Signature”), a wholly owned offshore insurance subsidiary, and Risk Management Claim Services, Inc. (“RMCS”). The insurance segment provides risk and claims management services to certain of Landstar’s Operating Subsidiaries. In addition, it reinsures certain risks of the Company’s BCO Independent Contractors and provides certain property and casualty insurance directly to certain of Landstar’s Operating Subsidiaries. Revenue at the insurance segment represents reinsurance premiums from third party insurance companies that provide insurance programs to BCO Independent Contractors where all or a portion of the risk of loss is ultimately borne by Signature. Revenue at the insurance segment represented approximately 1% of the Company’s consolidated revenue in each of fiscal years 2021, 2020 and 2019. See “Notes to Consolidated Financial Statements” for the amount of revenue from external customers, measure of profit and total assets attributable to the insurance segment for the last three fiscal years.

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
The independent commission sales agents use a variety of digital technologies provided by the Company to service the requirements of shippers. For truckload services, the Company’s independent commission sales agents primarily use Landstar proprietary software which enables agents to enter available freight, dispatch capacity and process most administrative tasks and then communicate that information to Landstar and its capacity providers through either web-based
or mobile tools. The Company’s
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
The Company had 593 and 508 agents that each generated at least $1 million in Landstar revenue (the “Million Dollar Agents”) during fiscal years 2021 and 2020, respectively. Landstar revenue from the Million Dollar Agents in the aggregate represented 94% and 92% of consolidated revenue in 2021 and 2020, respectively. Included among the Company’s Million Dollar Agents, the Company had 115 independent sales agencies that generated at least $10 million in Landstar revenue during the 2021 fiscal year, which in aggregate comprised approximately 71% of Landstar’s consolidated revenue. Management believes that the majority of the Million Dollar Agents choose to represent the Company exclusively. Historically, the Company has experienced very few terminations of its Million Dollar Agents, whether such terminations are initiated by the agent or the Company. Annual terminations of Million Dollar Agents have typically been less than 3% of the total number of Million Dollar Agents.

Third Party Capacity
The Company relies exclusively on independent third parties for its hauling capacity other than for trailing equipment owned or leased by the Company and utilized primarily by the BCO Independent Contractors. These third party transportation capacity providers consist of BCO Independent Contractors, Truck Brokerage Carriers, air and ocean cargo carriers and railroads. Landstar’s use of capacity provided by third parties allows it to maintain a lower level of capital investment, resulting in lower fixed costs. During fiscal year 2021, revenue generated by BCO Independent Contractors, Truck Brokerage Carriers and railroads represented approximately 40%, 51% and 2%, respectively, of the Company’s consolidated revenue. Collectively, revenue generated by air and ocean cargo carriers represented approximately 5% of the Company’s consolidated revenue during fiscal year 2021. Historically, variable contribution margin (defined as variable contribution, which is defined as revenue less variable costs of revenue, divided by revenue) generated from freight hauled by BCO Independent Contractors has been greater than that from freight hauled by other third party capacity providers. However, the Company’s insurance and claims costs, depreciation costs and other operating costs are incurred primarily in support of BCO Independent Contractor capacity. In addition, as further described in the “Corporate Services” section that follows, the Company incurs significantly higher selling, general and administrative costs in support of BCO Independent Contractor capacity as compared to the other modes of transportation. Purchased transportation costs are recognized over the freight transit period as the performance obligation to the customer is completed.
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
The Company’s BCO Independent Contractors are compensated primarily based on a contractually agreed-upon percentage of revenue generated by loads they haul. This percentage generally ranges from 62% to 70% where the BCO Independent Contractor provides only a tractor and 73% to 76% where the BCO Independent Contractor provides both a tractor and trailing equipment. The BCO Independent Contractor must pay substantially all of the expenses of operating his/her equipment, including driver wages and benefits, fuel, physical damage insurance, maintenance, highway use taxes and debt service, if applicable. The Company passes 100% of fuel surcharges billed to customers for freight hauled by BCO Independent Contractors to its BCO Independent Contractors. During fiscal year 2021, the Company billed customers $260.3 million in fuel surcharges and passed 100% of such fuel surcharges to the BCO Independent Contractors. These fuel surcharges are excluded from revenue and the cost of purchased transportation.
The Company maintains an ecosystem of digital technologies and applications through which BCO Independent Contractors can view a comprehensive listing of the Company’s available freight, allowing them to consider rate, size, origin and destination when planning trips. The Company’s LandstarOne
™
mobile application provides BCO Independent Contractors information on loading opportunities as well as fueling station locations, retail fuel prices, fuel prices net of Landstar-arranged discounts and applicable state fuel tax credits, and equipment inspection site locations. The Landstar Contractors’ Advantage Purchasing Program (“LCAPP”) leverages Landstar’s purchasing power to provide discounts to eligible BCO Independent Contractors when they purchase equipment, fuel, tires and other items. In addition, Landstar Contractor Financing, Inc. provides a source of funds at competitive interest rates to the BCO Independent Contractors to purchase trailing equipment.
The number of trucks provided to the Company by BCO Independent Contractors was 11,864 at December 25, 2021, compared to 10,991 at December 26, 2020. At December 25, 2021, approximately 97% of the trucks provided by BCO Independent Contractors were provided by BCO Independent Contractors who provided five or fewer trucks to the Company. The number of trucks provided by BCO Independent Contractors fluctuates daily as a result of truck recruiting and truck terminations. Less trucks were recruited in fiscal year 2021 than in fiscal year 2020 and trucks terminated were lower in fiscal year 2021 than in fiscal year 2020, resulting in an overall net increase of 873 trucks during fiscal year 2021. Landstar’s BCO Independent Contractor truck turnover was approximately 21% in fiscal year 2021, compared to 27% in fiscal year 2020. Approximately 35% of 2021 turnover was attributable to BCO Independent Contractors who had been with the Company for less than one year. Management believes the factors that have historically favorably impacted turnover include the Company’s extensive agent network, the quantity and quality of available freight, the proprietary technology-based tools the Company makes available to BCO Independent Contractors to empower them to manage their businesses, the Company’s programs to reduce the operating costs of its BCO Independent Contractors and Landstar’s reputation for quality, service, reliability and financial strength.

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
Truck Brokerage Carriers.
At December 25, 2021, the Company maintained a database of over 90,000 approved Truck Brokerage Carriers who provide truck capacity to the Company. Truck Brokerage Carriers provide truck capacity to the Company under non-exclusive
contractual arrangements and each operates under its own
DOT-issued
motor carrier operating authority. Truck Brokerage Carriers are paid either a negotiated rate for each load hauled or, to a lesser extent, a contractually agreed-upon fixed rate per load. The Company recruits, approves, establishes contracts with and tracks safety ratings and service records of these third party trucking companies. In addition to providing additional capacity to the Company, the use of Truck Brokerage Carriers enables the Company to pursue different types and quality of freight such as short-haul traffic, less-than-truckload and, in certain instances, lower-priced freight that generally would not be handled by the Company’s BCO Independent Contractors.
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
Trailing Equipment
The Company offers its customers a large and diverse fleet of trailing equipment. The following table illustrates the mix of the trailing equipment as of December 25, 2021, either provided by the BCO Independent Contractors or owned or leased by the Company and made available primarily to BCO Independent Contractors. In general, Truck Brokerage Carriers utilize their own trailing equipment when providing transportation services on behalf of Landstar. Truck Brokerage Carrier trailing equipment is not included in the following table:

Trailers by Type
Van	15,119
Unsided/platform, including flatbeds, step decks, drop decks and low boys	2,991
Temperature-controlled	197

Total	18,307

Specialized services offered by the Company include those provided by a large fleet of flatbed trailers and multi-axle trailers capable of hauling extremely heavy or oversized loads. Management believes the Company, along with its network of capacity providers, offers one of the largest fleets of heavy/specialized trailing equipment in North America.
At December 25, 2021, 14,160 of the trailers available to the BCO Independent Contractors were owned by the Company and 276 were rented. In addition, at December 25, 2021, 3,871 trailers were provided by the BCO Independent Contractors. Approximately 31% of Landstar’s truck transportation revenue was generated on Landstar-provided trailing equipment during fiscal year 2021.
Customers
The Company’s customer base is highly diversified and dispersed across many industries, commodities and geographic regions. The Company’s top 100 customers accounted for approximately 46% of consolidated revenue during both fiscal years 2021 and 2020. Management believes that the Company’s overall size, ecosystem of digital technologies and applications, geographic coverage, access to equipment and diverse service capability offer the Company significant competitive marketing and operating advantages. These advantages allow the Company to meet the needs of even the largest shippers. Larger shippers often consider reducing the number of authorized carriers they use in favor of a small number of “core carriers,” such as the Company, whose size and diverse service capabilities enable these core carriers to satisfy most of the shippers’ transportation needs. The Company’s national account customers include the United States Department of Defense and many of the companies included in the Fortune 500. Large shippers also use third party logistics providers (“3PLs”) to outsource the management and coordination of their transportation needs. 3PLs and other transportation companies also utilize the Company’s available transportation capacity to satisfy their obligations to their shippers. There were 12 transportation service providers, including 3PLs, included in the Company’s top 25 customers for fiscal year 2021. Management believes the Company’s network of agents and third party capacity providers allows it to efficiently attract and service smaller shippers which may not be as desirable to other large transportation providers (see above under “Agent Network”). No customer accounted for more than 4% of the Company’s 2021 revenue.
Technology
Landstar focuses on providing integrated transportation management solutions which emphasize customer service and information coordination among its independent commission sales agents, customers, capacity providers and employees. The Company continues to focus on identifying, purchasing or developing and implementing software applications and tools which are designed to: (i) assist Landstar independent commission sales agents in efficiently sourcing capacity, pricing transportation services and managing and analyzing the performance of their independent businesses, (ii) assist customers in meeting their transportation needs, (iii) assist third party capacity providers in identifying desirable freight opportunities and operating their independent businesses, and (iv) improve operational and administrative efficiency throughout the Company. Landstar intends to continue to improve its technologies to meet the total needs of its agents, customers and third party capacity providers and remains engaged in various multi-year projects aimed at increasing efficiencies, primarily through technology, at Landstar and across our agent and third party capacity network.
Management believes leadership in the development, operation and support of an ecosystem of digital technologies and applications is an ongoing part of providing high quality service. The Company has engaged in a multi-year effort to implement a comprehensive strategy focused on the long-term development of leading edge digital tools to empower participants in our network to succeed in the technology-driven transportation logistics marketplace. As part of the execution of this strategy, the Company has launched the following tools to participants within our network:

•	Agent TMS: A new, cloud-based platform for truckload freight agent workflow.

•
Analytics: A suite of business intelligence applications powered by Microsoft Power BI for independent sales agents and BCO Independent Contractors to access information and identify trends in their businesses.

•
Pricing: Landstar-proprietary pricing tools developed with data scientists using historical Company information and third party pricing data to provide independent commission sales agents with near real time market data.

•
LandstarOne
™
: Mobile application available to BCO Independent Contractors and third party motor carriers providing a one-stop
location for available loading opportunities as well as fueling station locations, retail fuel prices, fuel prices net of Landstar-arranged discounts and applicable state fuel tax credits, and equipment inspection site locations.

•
Clarity: Landstar’s proprietary freight tracking exception management tool that incorporates geo-positional
data from, among other sources, electronic logging devices, trailer tracking devices and third party data aggregators.

•	Trailer Tools: Applications empowering independent commission sales agents through the automation of the Company’s trailer request and trailer pool management processes.

•	Credit: Application that automates the credit request process for independent commission sales agents.
Since the launch of this initiative in 2016, the Company has invested approximately $90 million in this strategic development effort, including approximately $27 million in fiscal year 2021.
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
Self-Insured Claims
Potential liability associated with accidents in the trucking industry is severe and occurrences are unpredictable. For periods prior to May 1, 2019, Landstar retains liability for commercial trucking claims up to $5 million per occurrence and maintains various third party insurance arrangements for liabilities in excess of its $5 million self-insured retention. Effective May 1, 2019, the Company entered into a new three year commercial auto liability insurance arrangement for losses incurred between $5 million and $10 million (the “Initial Excess Policy”) with a third party insurance company. For commercial trucking claims incurred on or after May 1, 2019 through April 30, 2022, the Initial Excess Policy provides for a limit for a single loss of $5 million, with an aggregate limit of $15 million for each policy year, an aggregate limit of $20 million for the thirty-six
month term ended April 30, 2022, and options to increase such aggregate limits for pre-established
amounts of additional premium. If aggregate losses under the Initial Excess Policy exceed either the annual aggregate limit or the aggregate limit for the three year period ending April 30, 2022, and the Company did not elect to increase such aggregate limits for a pre-established
amount of additional premium, Landstar would retain liability of up to $10 million per occurrence, inclusive of its $5 million self-insured retention for commercial trucking claims during the remainder of the applicable policy year(s). Moreover, as a result of the Company’s aggregate loss experience since it entered into the Initial Excess Policy, the Initial Excess Policy required the Company to pay additional premium relating to its existing coverage up to a pre-established
maximum amount of $3.5 million, which was provided for in insurance and claims costs for the Company’s 2020 fiscal first quarter.
The Company also maintains third party insurance arrangements providing excess coverage for commercial trucking liabilities in excess of $10 million. These third party arrangements provide coverage on a per occurrence or aggregated basis. In recent years, there has been a significant increase in the occurrence of trials in courts throughout the United States involving catastrophic injury and fatality claims against commercial motor carriers that have resulted in verdicts in excess of $10 million. Within the transportation logistics industry, these verdicts are often referred to as “Nuclear Verdicts.” The increase in Nuclear Verdicts has had a significant impact on the cost of commercial auto liability claims throughout the United States. Due to the increasing cost of commercial auto liability claims, the availability of excess coverage has significantly decreased, and the pricing associated with such excess coverage, to the extent available, has significantly increased. With respect to the annual policy year ending April 30, 2021, as compared to the annual policy year ended April 30, 2020, the Company experienced an increase of approximately $14 million, or over 170%, in the premiums charged by third party insurance companies to the Company for excess coverage for commercial trucking liabilities in excess of $10 million. Effective May 1, 2021, with respect to the annual policy year ending April 30, 2022, as compared to the annual policy year ended April 30, 2021, the Company experienced an increase of approximately $3 million, or 19%, in the premiums charged by third party insurance companies to the Company for excess coverage for commercial trucking liabilities in excess of $10 million. Moreover, the Company increased the level of its financial exposure to commercial trucking claims in excess of $10 million, including through the use of additional self-insurance, deductibles, aggregate loss limits, quota shares and other arrangements with third party insurance companies, based on the availability of coverage within certain excess insurance coverage layers and estimated cost differentials between proposed premiums from third party insurance companies and historical and actuarially projected losses experienced by the Company at various levels of excess insurance coverage. For example, with respect to a hypothetical claim in the amount of $100 million incurred during the annual policy year ending April 30, 2022, the Company would have an aggregate financial exposure of approximately $18 million. Furthermore, the Company’s third party insurance arrangements provide excess coverage up to an uppermost coverage layer, in excess of which the Company retains additional financial exposure. No assurances can be given that the availability of excess coverage for commercial trucking claims will not continue to deteriorate, that the pricing associated with such excess coverage, to the extent available, will not continue to increase, nor that insurance coverage from third party insurers for excess coverage of commercial trucking claims will even be available on commercially reasonable terms at certain levels. Moreover, the occurrence of a Nuclear Verdict, or the settlement of a catastrophic injury and/or fatality claim that could have otherwise resulted in a Nuclear Verdict, could have a material adverse effect on Landstar’s cost of insurance and claims and its results of operations.
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
Landstar seeks to compensate employees in a manner that is fair, consistent, and reflective of the external market and provides recognition for the achievement of individual goals, corporate objectives, and professional competencies while maintaining fiscal responsibility. To help us achieve this goal, in 2021, Landstar completed a review of employee compensation that included the establishment of new pay grades and applicable salary ranges for all exempt positions. This review followed a similar review of employee compensation for all IT positions completed in 2020 and a review of all non-exempt
positions completed in 2019.
As of December 25, 2021, the Company and its subsidiaries employed 1,399 individuals. Three Landstar Ranger drivers (out of a Company total of approximately 11,864 drivers for BCO Independent Contractors) are members of the International Brotherhood of Teamsters. The turnover rate in 2021 for Landstar employees located in the United States and Canada was 13% in 2021, 9% in 2020 and 12% in 2019. The Company considers relations with its employees to be good.
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
Landstar formally monitors employee satisfaction and engagement through periodic employee satisfaction and engagement surveys. The Company also uses employee roundtable and focus group discussions as well as exit interviews to monitor engagement and satisfaction. Landstar provides comprehensive professional development opportunities to employees at all levels. Various learning tracks include Leadership, Workplace Safety & Security, Customer Service and other core skills. Courses are delivered by Landstar’s team of Association for Talent Development (ATD) certified trainers through both on-line
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

During 2020 and 2021, we implemented the following steps to address the safety and health of our employees, BCO Independent Contractors, and independent sales agents amidst the
COVID-19
pandemic:

•	Shifted the vast majority of our employees to a remote work environment;

•
Initiated regular communication to employees regarding impacts of the
COVID-19
pandemic, including health and safety protocols and procedures to address actual and suspected
COVID-19
cases and potential exposure of our employees;

•	Established physical distancing procedures and providing personal protective equipment and cleaning supplies for employees who need to be on-site;

•	Increased cleaning protocols at our offices;

•	Modified work spaces with plexiglass dividers, rearranged office layouts and touchless faucets;

•	Expanded the use of virtual interactions in all aspects of our business;

•	Cancelled or modified various events, including the annual agent convention and BCO All-Star Celebration;

•
Instituted a pandemic relief program whereby Landstar paid an extra $50 for each load delivered by a BCO Independent Contractor with a confirmed delivery date from April 1, 2020 through May 30, 2020 to both the BCO Independent Contractor hauling the load and the independent sales agent dispatching the load;

•	Provided up to $2,000 to a BCO Independent Contractor who tested positive for COVID-19 or was placed under a mandatory quarantine by a public health authority;

•	Provided paid time-off for employees directly impacted by COVID-19, and instructing those who are infected to stay home; and

•	Limited non-essential business travel for employees.
Item 1A.
Risk Factors
Operational Risks
Increased severity or frequency of accidents and other claims or a material unfavorable development of existing claims.
As noted above in Item 1, “Business — Factors Significant to the Company’s Operations — Self-Insured Claims,” potential liability associated with accidents in the trucking industry is severe and occurrences are unpredictable. For periods prior to May 1, 2019, Landstar retains liability for commercial trucking claims up to $5 million per occurrence and maintains various third party insurance arrangements for liabilities in excess of its $5 million self-insured retention. Effective May 1, 2019, the Company entered into a new three year commercial auto liability insurance arrangement for losses incurred between $5 million and $10 million (the “Initial Excess Policy”) with a third party insurance company. For commercial trucking claims incurred on or after May 1, 2019 through April 30, 2022, the Initial Excess Policy provides for a limit for a single loss of $5 million, with an aggregate limit of $15 million for each policy year, an aggregate limit of $20 million for the thirty-six
month term ended April 30, 2022, and options to increase such aggregate limits for pre-established
amounts of additional premium. If aggregate losses under the Initial Excess Policy exceed either the annual aggregate limit or the aggregate limit for the three year period ending April 30, 2022, and the Company did not elect to increase such aggregate limits for a pre-established
amount of additional premium, Landstar would retain liability of up to $10 million per occurrence, inclusive of its $5 million self-insured retention for commercial trucking claims during the remainder of the applicable policy year(s).
The Company also maintains third party insurance arrangements providing excess coverage for commercial trucking liabilities in excess of $10 million. These third party arrangements provide coverage on a per occurrence or aggregated basis. In recent years, there has been a significant increase in the occurrence of trials in courts throughout the United States involving catastrophic injury and fatality claims against commercial motor carriers that have resulted in verdicts in excess of $10 million. Within the transportation logistics industry, these verdicts are often referred to as “Nuclear Verdicts.” The increase in Nuclear Verdicts has had a significant impact on the cost of commercial auto liability claims throughout the United States. Due to the increasing cost of commercial auto liability claims, the availability of excess coverage has significantly decreased, and the pricing associated with such excess coverage, to the extent available, has significantly increased. With respect to the annual policy year ending April 30, 2021, as compared to the annual policy year ended April 30, 2020, the Company experienced an increase of approximately $14 million, or over 170%, in the premiums charged by third party insurance companies to the Company for excess coverage for commercial trucking liabilities in excess of $10 million. Effective May 1, 2021, with respect to the annual policy year ending

April 30, 2022, as compared to the annual policy year ended April 30, 2021, the Company experienced an increase of approximately $3 million, or 19%, in the premiums charged by third party insurance companies to the Company for excess coverage for commercial trucking liabilities in excess of $10 million. Moreover, the Company increased the level of its financial exposure to commercial trucking claims in excess of $10 million, including through the use of additional self-insurance, deductibles, aggregate loss limits, quota shares and other arrangements with third party insurance companies, based on the availability of coverage within certain excess insurance coverage layers and estimated cost differentials between proposed premiums from third party insurance companies and historical and actuarially projected losses experienced by the Company at various levels of excess insurance coverage. For example, with respect to a hypothetical claim in the amount of $100 million incurred during the annual policy year ending April 30, 2022, the Company would have an aggregate financial exposure of approximately $18 million. Furthermore, the Company’s third party insurance arrangements provide excess coverage up to an uppermost coverage layer, in excess of which the Company retains additional financial exposure. No assurances can be given that the availability of excess coverage for commercial trucking claims will not continue to deteriorate, that the pricing associated with such excess coverage, to the extent available, will not continue to increase, nor that insurance coverage from third party insurers for excess coverage of commercial trucking claims will even be available on commercially reasonable terms at certain levels. Moreover, the occurrence of a Nuclear Verdict, or the settlement of a catastrophic injury and/or fatality claim that could have otherwise resulted in a Nuclear Verdict, could have a material adverse effect on Landstar’s cost of insurance and claims and its results of operations.
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
The Company is dependent on a limited number of third party insurance companies to provide insurance coverage in excess of its self-insured retention amounts. Historically, the Company has maintained insurance coverage for commercial trucking claims in excess of its self-insured retention, up to various maximum amounts, with a limited number of third party insurance companies. In an attempt to manage the cost of insurance and claims, the Company has historically increased or decreased the level of its financial exposure to commercial trucking claims by increasing or decreasing its level of self-insured retention based on the estimated cost differential between proposed premiums from third party insurance companies and historical and actuarially projected losses experienced by the Company at various levels of self-insured retention. Similarly, in its excess insurance layers, the Company may increase or decrease the level of its financial exposure to commercial trucking claims, including through the use of additional self-insurance as well as deductibles, aggregate loss limits, quota shares and other arrangements with third party insurance companies, based on the estimated cost differential between proposed premiums from third party insurance companies and historical and actuarially projected losses experienced by the Company at various levels of excess insurance coverage. To the extent that the third party insurance companies propose increases to their premiums for coverage of commercial trucking claims, the Company may decide to pay such increased premiums or increase its financial exposure on an aggregate, per occurrence or other basis, including by increasing the amount of its self-insured retention. In fact, in recent years, several of the largest third party insurers providing excess coverage for commercial trucking claims in the United States announced that in light of increased severity trends related to the increase in losses attributable to unfavorable verdicts, they would no longer provide such coverage. Decisions by these third party insurers to exit this line of business have had a significant negative impact on the availability and pricing of excess coverage for commercial trucking claims in the United States. No assurances can be given that other third party insurers will not also decide to exit the market as a provider of excess coverage for commercial trucking claims in the United States, which could have a further negative effect on the availability and pricing of such coverage. Accordingly, no assurance can be given that insurance coverage from third party insurers for claims in excess of the Company’s current self-insured retentions will continue to be available on commercially reasonable terms.
Dependence on independent commission sales agents.
As noted above in Item 1, “Business — Factors Significant to the Company’s Operations — Agent Network,” the Company markets its services primarily through independent commission sales agents. During fiscal year 2021, 593 agents generated revenue for Landstar of at least $1 million each, or in the aggregate approximately 94% of Landstar’s consolidated revenue. Included among these Million Dollar Agents, 115 agents generated at least $10,000,000 of Landstar revenue during the 2021 fiscal year, or in the aggregate approximately 71% of Landstar’s consolidated revenue. Of these larger agencies, one such Landstar independent commission sales agency, itself with a very diversified customer base, generated approximately $740,000,000, or 11%, of Landstar’s consolidated revenue and approximately 7% of Landstar’s consolidated variable contribution in fiscal year 2021. Moreover, a number of these larger agencies, including the largest of Landstar’s independent commission sales agents, maintain business operations in countries outside of North America where the risks of doing business may be different than in the United States or Canada due to geopolitical, legal or other risks associated with doing business in such foreign jurisdictions. For example, certain Landstar independent agencies maintain business operations in Eastern Europe, including in Ukraine, which could be significantly impacted by the further escalation in tensions and potential for armed conflict. There can be no assurance regarding the potential disruption and impact adverse geopolitical developments in these foreign jurisdictions could have on the ability of certain large independent commission sales agents to generate and maintain business operations in support of significant amounts of Landstar revenue.
Landstar competes with motor carriers and other third parties for the services of independent commission sales agents. Landstar has historically experienced very limited agent turnover in the number of its Million Dollar Agents. There can be no assurances, however, that Landstar will continue to experience very limited turnover of its Million Dollar Agents in the future. Landstar’s contracts with its agents, including its Million Dollar Agents, are typically terminable without cause upon 10 to 30 days’ notice by either party and generally contain significant but not unqualified non-compete
provisions limiting the ability of a former agent to compete with Landstar for a specified period of time post-termination, and other restrictive covenants. The loss of some of the Company’s Million Dollar Agents and/or a significant decrease in revenue generated by Million Dollar Agents could have a material adverse effect on Landstar, including its results of operations and revenue.
Dependence on third party capacity providers.
As noted above in Item 1, “Business — Factors Significant to the Company’s Operations — Transportation Capacity,” Landstar does not own trucks or other transportation equipment other than trailing equipment and relies on third party capacity providers, including BCO Independent Contractors, Truck Brokerage Carriers, railroads and air and ocean cargo carriers, to transport freight for its customers. The Company competes with motor carriers and other third parties for the services of BCO Independent Contractors and other third party capacity providers. The market for qualified truck owner-operators and other third party truck capacity providers is very competitive among motor carriers and no assurances can be given that the Company will be able to maintain or expand the number of BCO Independent Contractors or other third party truck capacity providers. Additionally, the Company’s third party capacity providers other than BCO Independent Contractors can be expected, under certain circumstances, to charge higher prices to cover increased operating expenses, such as any increases in the cost of fuel, and the Company’s operating income may decline without a corresponding increase in price to the customer. A significant decrease in available capacity provided by either the Company’s BCO Independent Contractors or other third party capacity providers, or increased rates charged by other third party capacity providers that cannot be passed through to customers, could have a material adverse effect on Landstar, including its results of operations and revenue.
The coronavirus (
“
COVID-19
”
) pandemic has had a significant impact on our business.
The
COVID-19
pandemic has caused and continues to cause significant disruptions in the global economy, which significantly intensified in the United States in late March 2020 and continues into 2022. The situation with respect to the
COVID-19
pandemic continues to evolve and its effects, both short and long-term, remain unknown. Economic disruptions and other effects on the global or domestic economies caused by the
COVID-19
pandemic could have a material adverse impact on the demand for our services.
In connection with the impact of the
COVID-19
pandemic, the Company experienced a significant decline in truckload volumes during the second quarter of 2020 compared to the corresponding period of 2019 followed by a similarly significant yet more gradual sequential increase in demand during the third and fourth quarters of 2020, followed by a year of unprecedented strength in demand for the Company’s services in 2021. This significant, rapid decrease in demand followed by an ultimately more significant yet more gradual increase in demand was unprecedented in the history of the Company. In particular, the U.S. economy in 2021 experienced a tremendous overall increase in economic demand coupled with a strong secular shift in demand from services to goods. The extent to which the
COVID-19
pandemic impacts the Company’s results in future quarters will depend on future developments that are highly uncertain and cannot be predicted, including the duration of the pandemic, the actions taken by federal, state and local governments in response to the pandemic, the availability and effectiveness of vaccines for
COVID-19
and the length of time necessary for the economy to transition back to more normal operating conditions, which could involve a decrease in overall economic demand as well as a secular shift in demand for goods back to services. These and other factors could have a material adverse impact on our business, financial position, results of operations and cash flows.
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
During 2021, the U.S. government, the Canadian government and various state, local and provincial governments implemented various masking, testing and vaccination requirements relating to the
COVID-19
pandemic. Many of these requirements have been subject to legal challenges in courts throughout the United States. Moreover, in January 2022, the U.S. government implemented a vaccination mandate applicable to inbound
non-U.S.
citizens, including commercial truck drivers, seeking to enter the U.S. via land ports of entry or ferry terminals at the U.S.–Mexico or U.S.–Canada borders requiring such individual to be fully vaccinated for
COVID-19
and to provide related proof of vaccination to enter the U.S. Similarly, in January 2022, the Canadian government implemented a vaccination mandate applicable to all travelers, including U.S. and Canadian truck drivers, entering Canada from the U.S., requiring vaccination against
COVID-19
to enter Canada. In addition, many companies, including many customers of the Company, have implemented various masking, testing and vaccination requirements relating to the
COVID-19
pandemic that apply to commercial drivers seeking access to certain facilities of that customer for the purposes of the pick-up
or delivery of freight. These legal and customer requirements have the potential to impact the availability of motor carrier capacity and create additional supply chain disruption.
In addition, the
COVID-19
pandemic has caused significant disruptions in the Mexican economy. During the Company’s 2020 and 2021 fiscal years, the value of the Mexican peso to the U.S. dollar significantly depreciated and may continue to depreciate further. No assurances can be given regarding the potential impact of the
COVID-19
pandemic and other factors on the Mexican economy and the value of the Mexican peso relative to the U.S. dollar and could have a significant adverse impact on the financial condition and results of operations of our Mexican subsidiaries.
Disruptions or failures in the Company’s computer systems; cyber and other information security incidents.
As noted above in Item 1, “Business — Factors Significant to the Company’s Operations — Technology,” the Company’s information technology systems used in connection with its operations are located in Jacksonville, Florida and to a lesser extent in Rockford, Illinois. In addition, the Company utilizes several third party data centers throughout the U.S. Landstar relies, in the regular course of its business, on the proper operation of its information technology systems to link its extensive network of customers, employees, agents and third party capacity providers, including its BCO Independent Contractors. Moreover, in connection with the
COVID-19
pandemic, the Company has temporarily transitioned the vast majority of its office-based employees to remote work arrangements. Although the Company has redundant systems for its critical operations, any significant disruption or failure of its technology systems or those of third party data centers on which it relies could significantly disrupt the Company’s operations and impose significant costs on the Company. Moreover, it is critical that the data processed by or stored in the Company’s information technology systems or otherwise in the Company’s possession remain confidential, as it often includes confidential, proprietary and/or competitively sensitive information regarding our customers, employees, agents and third party capacity providers, key financial and operational results and statistics, and our strategic plans, including technology innovations, developments and enhancements. Cyber incidents that impact the security, availability, reliability, speed, accuracy or other proper functioning of these systems and data, including outages, computer viruses, break-ins
and similar disruptions, could have a significant impact on our operations. Accordingly, information security and the continued development and enhancement of the controls and processes designed to protect our systems, computers, software, data and networks from attack, damage or unauthorized access remain a priority for us. Although we believe that we have robust security procedures and other safeguards in place, as threats continue to evolve, we may be required to expend additional resources to continue to enhance our information security measures and/or to investigate and remediate any security vulnerabilities. A significant incident, including system failure, security breach, disruption by malware, or other damage, could interrupt or delay our operations, damage our reputation, cause a loss of customers, agents and/or third party capacity providers, expose us to a risk of loss or litigation, and/or cause us to incur significant time and expense to remedy such an event, any of which could have a material adverse impact on our results of operations and financial condition.
Although the Company maintains cybersecurity and business interruption insurance, the Company’s insurance may not be adequate to cover all losses that may be incurred in the event of a significant disruption or failure of its information technology systems. In addition, cybersecurity and business interruption insurance could in the future become more expensive and difficult to maintain and may not be available on commercially reasonable terms or at all.

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
In addition, competition in our industry, historically, has created downward pressure on freight rates. Many large shippers use third party logistics providers (“3PLs”) other than the Company to outsource the management and coordination of their transportation needs rather than directly arrange for transportation services with carriers. As noted above, there were 12 transportation service providers, including 3PLs, included in the Company’s top 25 customers for the fiscal year ended December 25, 2021. Usage by large shippers of 3PLs often provides carriers, such as the Company, with a less direct relationship with the shipper and, as a result, may increase pressure on freight rates while making it more difficult for the Company to compete primarily based on service and efficiency. A decrease in freight rates could have a material adverse effect on Landstar, including its revenue and operating income.
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
Regulatory and legislative changes.
As noted above in Item 1, “Business — Factors Significant to the Company’s Operations — Regulation,” certain of the Operating Subsidiaries are motor carriers and/or property brokers authorized to arrange for transportation services by motor carriers which are regulated by the Federal Motor Carrier Safety Administration (“FMCSA”), an agency of the U.S. Department of Transportation, and by various state agencies. Several of the Operating Subsidiaries maintain a federal hazardous materials safety permit and, as a result, have an increased risk of compliance review by the FMCSA. Certain of the Operating Subsidiaries are licensed as Ocean Transportation Intermediaries by the U.S. Federal Maritime Commission as
non-vessel-operating
common carriers and/or as ocean freight forwarders. The Company’s air transportation activities in the United States are subject to regulation by the U.S. Department of Transportation as an indirect air carrier. One of the Company’s subsidiaries is licensed by the U.S. Department of Homeland Security through the Bureau of U.S. Customs and Border Protection (“U.S. Customs”) as a customs broker. The Company is also subject to regulations and requirements relating to safety and security promulgated by, among others, the U.S. Department of Homeland Security through U.S. Customs and the Transportation Security Administration, the Canada Border Services Agency and various state and local agencies and port authorities.
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

In particular, the FMCSA in recent years proposed a number of regulatory changes that affect the operation of commercial motor carriers across the United States. It is difficult to predict in what form FMCSA regulations may be implemented, modified or enforced and what impact any such regulations may have on motor carrier operations or the aggregate number of trucks that provide hauling capacity to the Company. For example, on January 6, 2020, the FMCSA implemented new requirements applicable to drug and alcohol testing by motor carriers. The new regulation expanded motor carrier reporting requirements to include reporting of all operators who test positive and/or refuse to submit to a test as prescribed in the regulation. The new regulation also expanded rules relating to the obligation of motor carriers to conduct queries to check if current or prospective operators are prohibited from operating a commercial motor vehicle due to a positive or unresolved drug or alcohol test. The expanded reporting of positive results, or of an operator’s refusal to meet FMCSA testing requirements, to a centralized clearinghouse prescribed by FMCSA has the potential to remove operators from service that may otherwise have been undetected or unreported.
In addition, in December 2010, the FMCSA introduced the Compliance Safety Accountability (“CSA”) motor carrier oversight program. Under CSA, the FMCSA monitors seven Behavior Analysis and Safety Improvement Categories, or BASICs, under which a motor carrier may be evaluated against established threshold scores for each such BASIC. In the event a motor carrier has one or more BASIC scores that exceeds the applicable threshold, the motor carrier has an increased risk of roadside inspection and/or compliance review by FMCSA. Under the Fixing America’s Surface Transportation Act, or the “FAST Act” signed into law on December 4, 2015, the FMCSA was required to engage the National Research Council to conduct a study of CSA and the Safety Measurement System (“SMS”) utilized by the CSA program. As a result of the FAST Act, the FMCSA announced the removal of the BASIC scores from public view and that such scores are expected to remain hidden from public view while changes to CSA are considered. In 2018, the FMCSA announced significant anticipated changes to CSA that if enacted would be expected to have a material impact on the current program. As of the end of 2021, no such changes to CSA have yet been enacted. No assurances can be given with respect to the changes that may be made to the CSA program, or any replacement or supplemental program, in the future and what impact new or revised motor carrier oversight programs implemented by the FMCSA could have on the Company, its motor carrier operations or the aggregate number of trucks that provide hauling capacity to the Company.
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
General Risk Factors
Potential changes in taxes.
From time to time, various legislative proposals are introduced to increase federal, state, or local taxes. The Company cannot predict whether, or in what form, any increase in corporate income tax rates, motor fuel tax rates or other tax rates applicable to the transportation services provided by the Company will be enacted and, if enacted, how such increased tax rates may impact the Company. As an example, for every 100 basis point increase in the U.S. corporate income tax rate the Company would recognize a one-time
tax charge of approximately $1,700,000 in connection with revaluing its ending net deferred tax liabilities at December 25, 2021. With respect to potential increases in fuel and similar taxes, it is unclear whether or not the Company’s Truck Brokerage Carriers would attempt to pass the increase on to the Company or if the Company will be able to reflect this potential increased cost of capacity, if any, in prices to customers. Any such increase in fuel taxes, without a corresponding increase in price to the customer, could have a material adverse effect on Landstar, including its results of operations and financial condition. Moreover, competition from other transportation service companies including those that provide non-trucking
modes of transportation would likely increase if state or federal taxes on fuel were to increase without a corresponding increase in taxes imposed upon other modes of transportation.
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
The reported last sale price per share of the Common Stock as reported on the NASDAQ Global Select Market on January 21, 2022 was $162.88 per share. As of such date, Landstar had 37,691,839 shares of Common Stock outstanding and had 121 stockholders of record of its Common Stock. However, the Company estimates that it has a significantly greater number of stockholders because a substantial number of the Company’s shares are held by brokers or dealers for their customers in street name.
Purchases of Equity Securities by the Company
The following table provides information regarding the Company’s purchase of its common stock during the period from September 26, 2021 to December 25, 2021, the Company’s fourth fiscal quarter:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares That May Yet Be Purchased Under the Programs
September 26, 2021				1,503,984
Sept. 27, 2021 – Oct. 23, 2021	—	$—	—	1,503,984
Oct. 24, 2021 – Nov. 20, 2021	272,151	173.48	272,151	1,231,833
Nov. 21, 2021 – Dec. 25, 2021	144,657	174.76	144,657	3,000,000

Total	416,808	$173.92	416,808

On December 7, 2021, the Landstar System, Inc. Board of Directors authorized the Company to purchase up to 1,912,824 additional shares of the Company’s Common Stock from time to time in the open market and in privately negotiated transactions. On December 9, 2019, the Landstar System, Inc. Board of Directors authorized the Company to purchase up to 1,849,068 shares of the Company’s Common Stock from time to time in the open market and in privately negotiated transactions. As of December 25, 2021, the Company had authorization to purchase in the aggregate up to 3,000,000 shares of its Common Stock under these programs. No specific expiration date has been assigned to the December 7, 2021 or December 9, 2019 authorizations.
Equity Compensation Plan Information
The Company maintains a stock compensation plan for members of its Board of Directors, the 2013 Directors Stock Compensation Plan (the “2013 DSCP”), and an employee equity incentive plan, the 2011 Equity Incentive Plan (the “2011 EIP”). The following table presents information related to securities authorized for issuance under these plans at December 25, 2021:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted-average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Security Holders	8,570	$55.42	3,559,598
Equity Compensation Plans Not Approved by Security Holders	0	0	0
Under the 2011 EIP, the issuance of (i) a
non-vested
share of Landstar Common Stock issued in the form of restricted stock and (ii) a share of Landstar Common Stock issued upon the vesting of a previously granted restricted stock unit each counts as the issuance of two securities against the number of securities available for future issuance. Included in the number of securities remaining available for future issuance under equity compensation plans were 56,782 shares of Common Stock reserved for issuance under the 2013 DSCP.

Financial Model Shareholder Returns
The following graph illustrates the return that would have been realized, assuming reinvestment of dividends, by an investor who invested $100 in each of the Company’s Common Stock, the Standard and Poor’s 500 Stock Index and the Dow Jones Transportation Stock Index for the period commencing December 31, 2016 through December 25, 2021.

Item 6. Reserved
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
Introduction
Landstar System, Inc. and its subsidiary, Landstar System Holdings, Inc. (collectively referred to herein with their subsidiaries and other affiliated companies as “Landstar” or the “Company”), is a worldwide technology-enabled, asset-light provider of integrated transportation management solutions. The Company offers services to its customers across multiple transportation modes, with the ability to arrange for individual shipments of freight to comprehensive third party logistics solutions to meet all of a customer’s transportation needs. Landstar provides services principally throughout the United States and to a lesser extent in Canada and Mexico, and between the United States and Canada, Mexico and other countries around the world. The Company’s services emphasize safety, information coordination and customer service and are delivered through a network of over 1,200 independent commission sales agents and over 101,000 third party capacity providers, primarily truck capacity providers, linked together by a series of digital technologies which are provided and coordinated by the Company. The nature of the Company’s business is such that a significant portion of its operating costs varies directly with revenue.
Landstar markets its integrated transportation management solutions primarily through independent commission sales agents and exclusively utilizes third party capacity providers to transport customers’ freight. Landstar’s independent commission sales agents enter into contractual arrangements with the Company and are responsible for locating freight, making that freight available to Landstar’s capacity providers and coordinating the transportation of the freight with customers and capacity providers. The Company’s third party capacity providers consist of independent contractors who provide truck capacity to the Company under exclusive lease arrangements (the “BCO Independent Contractors”), unrelated trucking companies who provide truck capacity to the Company under non-exclusive
contractual arrangements (the “Truck Brokerage Carriers”), air cargo carriers, ocean cargo carriers and railroads. Through this network of agents and capacity providers linked together by Landstar’s ecosystem of digital technologies, Landstar operates an integrated transportation management solutions business primarily throughout North America with revenue of $6.5 billion during the most recently completed fiscal year. The Company reports the results of two operating segments: the transportation logistics segment and the insurance segment.
The transportation logistics segment provides a wide range of integrated transportation management solutions. Transportation services are provided by Landstar’s “Operating Subsidiaries”: Landstar Ranger, Inc., Landstar Inway, Inc., Landstar Ligon, Inc., Landstar Gemini, Inc., Landstar Transportation Logistics, Inc., Landstar Global Logistics, Inc., Landstar Express America, Inc., Landstar Canada, Inc., and as further described below, Landstar Metro and Landstar Blue. Transportation services offered by the Company include truckload and less-than-truckload and other truck transportation, rail intermodal, air cargo, ocean cargo, expedited ground and air delivery of time-critical freight, heavy-haul/specialized, U.S.-Canada and U.S.-Mexico cross-border, intra-Mexico, intra-Canada, project cargo and customs brokerage. Examples of the industries serviced by the transportation logistics segment include automotive parts and assemblies, consumer durables, building products, metals, chemicals, foodstuffs, heavy machinery, retail, electronics and military equipment. In addition, the transportation logistics segment provides transportation services to other transportation companies, including third party logistics and less-than-truckload service providers. The independent commission sales agents market services provided by the transportation logistics segment. Billings for freight transportation services are typically charged to customers on a per shipment basis for the physical transportation of freight and are referred to as transportation revenue. During fiscal year 2021, revenue generated by BCO Independent Contractors, Truck Brokerage Carriers and railroads represented approximately 40%, 51% and 2%, respectively, of the Company’s consolidated revenue. Collectively, revenue generated by air and ocean cargo carriers represented approximately 5% of the Company’s consolidated revenue during fiscal year 2021.
During 2017, the Company incorporated Landstar Metro, S.A.P.I. de C.V., a transportation logistics company (“Landstar Metro”), based in Mexico City, Mexico. Landstar Metro provides freight and logistics services within the country of Mexico and in conjunction with Landstar’s U.S./Mexico cross-border services. The results of operations from Landstar Metro are presented as part of the Company’s transportation logistics segment. On September 20, 2017, Landstar Metro acquired substantially all of the assets of the asset-light transportation logistics business of a Mexican transportation logistics company. In connection with the acquisition, individuals affiliated with the seller subscribed for equity interests in Landstar Metro, and as of December 29, 2018, owned in the aggregate approximately 21% of its equity interests. On January 29, 2019, Landstar acquired all of the remaining equity interests in Landstar Metro held by its former minority equityholders. Accordingly, as of such date, Landstar Metro became a wholly owned subsidiary of the Company. Revenue from Landstar Metro represented less than 1% of the Company’s transportation logistics segment revenue during fiscal year 2021.
On May 6, 2020, the Company formed a new subsidiary that was subsequently renamed Landstar Blue, LLC (“Landstar Blue”). Landstar Blue arranges truckload brokerage services with a focus on the contract services market. Landstar Blue also helps the Company to develop and test digital technologies and processes for the benefit of all Landstar independent commission sales agents. On June 15, 2020, Landstar Blue completed the acquisition of an independent agent of the Company whose business focused on truckload brokerage services. The results of operations from Landstar Blue are presented as part of the Company’s transportations logistics segment. Revenue from Landstar Blue represented less than 1% of the Company’s transportation logistics segment revenue during fiscal year 2021.
The insurance segment is comprised of Signature Insurance Company (“Signature”), a wholly owned offshore insurance subsidiary, and Risk Management Claim Services, Inc. The insurance segment provides risk and claims management services to certain of Landstar’s Operating Subsidiaries. In addition, it reinsures certain risks of the Company’s BCO Independent Contractors and provides certain property and casualty insurance directly to certain of Landstar’s Operating Subsidiaries. Revenue at the insurance segment represents reinsurance premiums from third party insurance companies that provide insurance programs to BCO Independent Contractors where all or a portion of the risk is ultimately borne by Signature. Revenue at the insurance segment represented approximately 1% of the Company’s consolidated revenue for fiscal year 2021.
Changes in Financial Condition and Results of Operations
Management believes the Company’s success principally depends on its ability to generate freight through its network of independent commission sales agents and to safely and efficiently deliver that freight utilizing third party capacity providers. Management believes the most significant factors to the Company’s success include increasing revenue, sourcing capacity, enabling technology-based tools and controlling costs, including insurance and claims.

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

	Fiscal Years
	2021	2020	2019
Number of Million Dollar Agents	593	508	555

Average revenue generated per Million Dollar Agent	$6,150,000	$7,489,000	$6,880,000

Percent of consolidated revenue generated by Million Dollar Agents	94%	92%	93%

The change in the number of Million Dollar Agents on a year-over-year basis is influenced by many factors and is not solely the result of terminations of contractual relationships between agents and the Company, whether such terminations are initiated by the agent or the Company. Such other factors include consolidations among agencies or transactions in connection with ownership changes often due to retirement planning, estate planning or similar transitional matters. The change in the number of Million Dollar Agents on a year-over-year basis may also be affected by agents that remain with the Company yet experienced lower year-over-year revenue that resulted in such agent moving below the Million Dollar Agent category. Revenue from accounts formerly handled by terminated Million Dollar Agents is often retained by the Company as the customer may choose to transfer its account to an existing Landstar agent.
Historically, the Company has experienced very few terminations of its Million Dollar Agents, whether such terminations are initiated by the agent or the Company. Annual terminations of Million Dollar Agents have typically been less than 3% of the total number of Million Dollar Agents. In fiscal year 2020, the change in the number of Million Dollar Agents was entirely attributable to agents generating under $5 million of Landstar revenue per year, as the Company experienced no change in fiscal year 2020 compared to fiscal year 2019 in the number of independent sales agents generating $5 million or more of Landstar revenue. During fiscal year 2020, the
COVID-19
pandemic impacted the number of agents generating under $5 million of Landstar revenue both with respect to existing agents, some of whom had difficulty operating their small businesses during the pandemic due to personal issues, staffing issues and/or customer issues, and with respect to the Company’s ability to recruit new independent sales agents to the Landstar network, given the uncertain operating environment and challenges we experienced in building personal relationships with prospective agent candidates during the pandemic. In fiscal year 2021, the change in the number of Million Dollar Agents was attributable to growth in existing agents who were former Million Dollar Agents whose businesses were temporarily impacted in fiscal year 2020 by the
COVID-19
pandemic as well as new agents and existing agents who were not formerly Million Dollar Agents. Included among the Company’s Million Dollar Agents in the 2021 fiscal year, the Company had 115 independent sales agencies that generated at least $10 million in Landstar revenue.

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

	Fiscal Years
	2021	2020	2019
Revenue generated through (in thousands):
Truck transportation
Truckload:
Van equipment	$3,525,830	$2,192,254	$2,095,345
Unsided/platform equipment	1,549,037	1,119,272	1,254,781
Less-than-truckload	117,505	97,546	98,324
Other truck transportation (1)	770,846	406,709	316,879

Total truck transportation	5,963,218	3,815,781	3,765,329
Rail intermodal	159,974	114,313	118,305
Ocean and air cargo carriers	327,160	132,180	121,485
Other (2)	87,216	70,707	79,458

	$6,537,568	$4,132,981	$4,084,577

Revenue on loads hauled via BCO Independent Contractors included in total truck transportation	$2,612,188	$1,866,526	$1,831,752

Number of loads:
Truck transportation
Truckload:
Van equipment	1,422,734	1,141,261	1,167,414
Unsided/platform equipment	521,891	458,550	494,565
Less-than-truckload	183,975	163,024	155,592
Other truck transportation (1)	300,710	206,305	188,689

Total truck transportation	2,429,310	1,969,140	2,006,260
Rail intermodal	52,310	46,280	47,590
Ocean and air cargo carriers	41,450	31,900	30,110

	2,523,070	2,047,320	2,083,960

Loads hauled via BCO Independent Contractors included in total truck transportation	1,039,630	945,210	954,990

Revenue per load:
Truck transportation
Truckload:
Van equipment	$2,478	$1,921	$1,795
Unsided/platform equipment	2,968	2,441	2,537
Less-than-truckload	639	598	632
Other truck transportation (1)	2,563	1,971	1,679
Total truck transportation	2,455	1,938	1,877
Rail intermodal	3,058	2,470	2,486
Ocean and air cargo carriers	7,893	4,144	4,035

Revenue per load on loads hauled via BCO Independent Contractors	$2,513	$1,975	$1,918

Revenue by capacity type (as a % of total revenue):
Truck capacity providers:
BCO Independent Contractors	40%	45%	45%
Truck Brokerage Carriers	51%	47%	47%
Rail intermodal	2%	3%	3%
Ocean and air cargo carriers	5%	3%	3%
Other	1%	2%	2%

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

Expenses
Purchased transportation
Also critical to the Company’s success is its ability to secure capacity, particularly truck capacity, at rates that allow the Company to profitably transport customers’ freight. The following table summarizes the number of available truck capacity providers as of the end of the three most recent fiscal years:

	Dec. 25, 2021	Dec. 26, 2020	Dec. 28, 2019
BCO Independent Contractors	11,057	10,242	9,554
Truck Brokerage Carriers:
Approved and active (1)	64,476	46,053	39,497
Other approved	25,870	22,972	16,820

	90,346	69,025	56,317

Total available truck capacity providers	101,403	79,267	65,871

Trucks provided by BCO Independent Contractors	11,864	10,991	10,243

(1)	Active refers to Truck Brokerage Carriers who moved at least one load in the 180 days immediately preceding the fiscal year end.
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
For periods prior to May 1, 2019, Landstar retains liability for commercial trucking claims up to $5 million per occurrence and maintains various third party insurance arrangements for liabilities in excess of its $5 million self-insured retention. Effective May 1, 2019, the Company entered into a new three year commercial auto liability insurance arrangement for losses incurred between $5 million and $10 million (the “Initial Excess Policy”) with a third party insurance company. For commercial trucking claims incurred on or after May 1, 2019 through April 30, 2022, the Initial Excess Policy provides for a limit for a single loss of $5 million, with an aggregate limit of $15 million for each policy year, an aggregate limit of $20 million for the thirty-six
month term ended April 30, 2022, and options to increase such aggregate limits for pre-established
amounts of additional premium. If aggregate losses under the Initial Excess Policy exceed either the annual aggregate limit or the aggregate limit for the three year period ending April 30, 2022, and the Company did not elect to increase such aggregate limits for a pre-established
amount of additional premium, Landstar would retain liability of up to $10 million per occurrence, inclusive of its $5 million self-insured retention for commercial trucking claims during the remainder of the applicable policy year(s). Moreover, as a result of the Company’s aggregate loss experience since it entered into the Initial Excess Policy, the Initial Excess Policy required the Company to pay additional premium relating to its existing coverage up to a pre-established
maximum amount of $3.5 million, which was provided for in insurance and claims costs for the Company’s 2020 fiscal first quarter.
The Company also maintains third party insurance arrangements providing excess coverage for commercial trucking liabilities in excess of $10 million. These third party arrangements provide coverage on a per occurrence or aggregated basis. In recent years, there has been a significant increase in the occurrence of trials in courts throughout the United States involving catastrophic injury and fatality claims against commercial motor carriers that have resulted in verdicts in excess of $10 million. Within the transportation logistics industry, these verdicts are often referred to as “Nuclear Verdicts.” The increase in Nuclear Verdicts has had a significant impact on the cost of commercial auto liability claims throughout the United States. Due to the increasing cost of commercial auto liability claims, the availability of excess coverage has significantly decreased, and the pricing associated with such excess coverage, to the extent available, has significantly increased. With respect to the annual policy year ending April 30, 2021, as compared to the annual policy year ended April 30, 2020, the Company experienced an increase of approximately $14 million, or over 170%, in the premiums charged by third party insurance companies to the Company for excess coverage for commercial trucking liabilities in excess of $10 million. Effective May 1, 2021, with respect to the annual policy year ending April 30, 2022, as compared to the annual policy year ended April 30, 2021, the Company experienced an increase of approximately $3 million, or 19%, in the premiums charged by third party insurance companies to the Company for excess coverage for commercial trucking liabilities in excess of $10 million. Moreover, the Company increased the level of its financial exposure to commercial trucking claims in excess of $10 million, including through the use of additional self-insurance, deductibles, aggregate loss limits, quota shares and other arrangements with third party insurance companies, based on the availability of coverage within certain excess insurance coverage layers and estimated cost differentials between proposed premiums from third party insurance companies and historical and actuarially projected losses experienced by the Company at various levels of excess insurance coverage. For example, with respect to a hypothetical claim in the amount of $100 million incurred during the annual policy year ending April 30, 2022, the Company would have an aggregate financial exposure of approximately $18 million. Furthermore, the Company’s third party insurance arrangements provide excess coverage up to an uppermost coverage layer, in excess of which the Company retains additional financial exposure. No assurances can be given that the availability of excess coverage for commercial trucking claims will not continue to deteriorate, that the pricing associated with such excess coverage, to the extent available, will not continue to increase, nor that insurance coverage from third party insurers for excess coverage of commercial trucking claims will even be available on commercially reasonable terms at certain levels. Moreover, the occurrence of a Nuclear Verdict, or the settlement of a catastrophic injury and/or fatality claim that could have otherwise resulted in a Nuclear Verdict, could have a material adverse effect on Landstar’s cost of insurance and claims and its results of operations.
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

Selling, general and administrative
During the 2021 fiscal year, employee compensation and benefits accounted for approximately 75% of the Company’s selling, general and administrative costs. Employee compensation and benefits include wages and employee benefit costs as well as incentive compensation and stock-based compensation expense. Incentive compensation and stock-based compensation expense is highly variable in nature in comparison to wages and employee benefit costs.
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
Gross Profit, Variable Contribution, Gross Profit Margin and Variable Contribution Margin
The following table sets forth calculations of gross profit, defined as revenue less costs of revenue, and gross profit margin defined as gross profit divided by revenue, for the periods indicated. The Company refers to revenue less variable costs of revenue as “variable contribution” and variable contribution divided by revenue as “variable contribution margin”. Variable contribution and variable contribution margin are each non-GAAP
financial measures. The closest comparable GAAP financial measures to variable contribution and variable contribution margin are, respectively, gross profit and gross profit margin. The Company believes variable contribution and variable contribution margin are useful measures of the variable costs that we incur at a shipment-by-shipment
level attributable to our transportation network of third-party capacity providers and independent commission sales agents in order to provide services to our customers. The Company believes variable contribution and variable contribution margin are important performance measurements and management considers variable contribution and variable contribution margin in evaluating the Company’s financial performance and in its decision-making, such as budgeting for infrastructure, trailing equipment and selling, general and administrative costs.

The reconciliations of gross profit to variable contribution and gross profit margin to variable contribution margin are each presented below:

	Fiscal Year
	2021	2020	2019
Revenue	$6,537,568	$4,132,981	$4,084,577
Costs of revenue:
Purchased transportation	5,114,667	3,192,850	3,127,474
Commissions to agents	507,209	340,780	342,226

Variable costs of revenue	5,621,876	3,533,630	3,469,700
Trailing equipment depreciation	35,204	34,892	36,934
Information technology costs	13,560	9,791	5,983
Insurance-related costs (1)	109,387	90,778	83,172
Other operating costs	36,531	30,463	37,274

Other costs of revenue	194,682	165,924	163,363

Total costs of revenue	5,816,558	3,699,554	3,633,063

Gross profit	$721,010	$433,427	$451,514

Gross profit margin	11.0%	10.5%	11.1%
Plus: other costs of revenue	194,682	165,924	163,363

Variable contribution	$915,692	$599,351	$614,877

Variable contribution margin	14.0%	14.5%	15.1%

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

In general, variable contribution margin on revenue generated by BCO Independent Contractors represents a fixed percentage due to the nature of the contracts that pay a fixed percentage of revenue to both the BCO Independent Contractors and independent commission sales agents. For revenue generated by Truck Brokerage Carriers, variable contribution margin may be either a fixed or variable percentage, depending on the contract with each individual independent commission sales agent. Variable contribution margin on revenue generated from shipments hauled by railroads, air cargo carriers, ocean cargo carriers and Truck Brokerage Carriers, other than those under retention contracts, is variable in nature, as the Company’s contracts with independent commission sales agents provide commissions to agents at a contractually agreed upon percentage of the amount represented by revenue less purchased transportation for these types of shipments. Approximately 44% of the Company’s consolidated revenue in fiscal year 2021 was generated under transactions that pay a fixed percentage of revenue to the third party capacity provider and/or agents while 56% was generated under transactions that pay a variable percentage of revenue to the third party capacity provider and/or agents.
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

	Fiscal Year
	2021	2020	2019
Gross profit	$721,010	$433,427	$451,514
Operating income	$505,668	$252,950	$298,904
Operating income as % of gross profit	70.1%	58.4%	66.2%

Variable contribution	$915,692	$599,351	$614,877
Operating income	$505,668	$252,950	$298,904
Operating income as % of variable contribution	55.2%	42.2%	48.6%
The increase in operating income as a percentage of gross profit from fiscal year 2020 to fiscal year 2021 resulted from operating income increasing at a more rapid percentage rate than the increase in gross profit, as the Company was able to scale our fixed cost infrastructure, primarily certain components of selling, general and administrative costs, across a larger gross profit base. The decrease in operating income as a percentage of gross profit from fiscal year 2019 to fiscal year 2020 resulted from operating income decreasing at a more rapid percentage rate than the decrease in gross profit, primarily due to the impact of one-time
costs related to buyouts of certain agent incentive commission arrangements and impairment charges.
The increase in operating income as a percentage of variable contribution from fiscal year 2020 to fiscal year 2021 resulted from operating income increasing at a more rapid percentage rate than the increase in variable contribution, as the Company was able to scale our fixed cost infrastructure, primarily certain components of selling, general and administrative costs, as well as our other costs of revenue, across a larger variable contribution base. The decrease in operating income as a percentage of variable contribution from fiscal year 2019 to fiscal year 2020 resulted from operating income decreasing at a more rapid percentage rate than the decrease in variable contribution, primarily due to the impact of one-time
costs related to buyouts of certain agent incentive commission arrangements and impairment charges.
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
Fiscal Year Ended December 25, 2021 Compared to Fiscal Year Ended December 26, 2020
Revenue for fiscal year 2021 was $6,537,568,000, an increase of $2,404,587,000, or 58%, compared to fiscal year 2020. Transportation revenue increased $2,389,192,000, or 59%. The increase in transportation revenue was attributable to increased revenue per load of approximately 29% and an increased number of loads hauled of approximately 23% compared to fiscal year 2020. The significant increase in revenue in 2021 from 2020 was primarily related to two factors: (1) consumer demand for durable goods

and
e-commerce
drove revenue during the 2021 period to record levels; and (2) ongoing supply chain disruptions in connection with the impact of the
COVID-19
pandemic on the U.S. economy. In particular, the adverse impact of the
COVID-19
pandemic on demand for the Company’s truck transportation services significantly accelerated during the last week of the Company’s 2020 first fiscal quarter. However, following the demand lows experienced by the Company in April and May 2020, demand for the Company’s truck transportation services sequentially increased throughout the remainder of the 2020 fiscal year and significantly accelerated in fiscal year 2021. This significant, rapid decrease in demand early in the pandemic was followed by a substantially longer and greater sequential increase in demand that was unprecedented in the history of the Company. Reinsurance premiums were $71,857,000 and $56,462,000 for fiscal years 2021 and 2020, respectively. The increase in revenue from reinsurance premiums was primarily attributable to increased premiums from a third party insurance company relating to unladen insurance provided to certain BCO Independent Contractors and an increase in the average number of trucks provided by BCO Independent Contractors in fiscal year 2021 compared to fiscal year 2020.
Truck transportation revenue generated by BCO Independent Contractors and Truck Brokerage Carriers (together, the “third party truck capacity providers”) for fiscal year 2021 was $5,963,218,000, representing 91% of total revenue, an increase of $2,147,437,000, or 56%, compared to fiscal year 2020. Revenue per load on loads hauled by third party truck capacity providers increased approximately 27% compared to fiscal year 2020, and the number of loads hauled by third party truck capacity providers increased approximately 23% over the same period.
The increase in revenue per load on loads hauled via truck was primarily due to an extremely tight truck capacity environment experienced during fiscal year 2021. During fiscal year 2021, the demand for truck capacity, particularly with respect to van capacity, increased more rapidly than the supply of available truck capacity in the marketplace as the U.S. economy recovered from the impact of the
COVID-19
pandemic coupled with the impact of domestic supply chain disruptions. Revenue per load on loads hauled via van equipment increased 29%, revenue per load on loads hauled via unsided/platform equipment increased 22%, revenue per load on less-than-truckload loadings increased 7% and revenue per load on loads hauled via other truck transportation increased 30% as compared to fiscal year 2020.
The increase in the number of loads hauled via truck compared to fiscal year 2020 was due to a broad-based increase in demand for the Company’s truck transportation services during fiscal year 2021, particularly those services provided via van equipment and other truck transportation loadings, primarily power-only, compared to fiscal year 2020. Loads hauled via van equipment increased 25%, loads hauled via unsided/platform equipment increased 14%, loads hauled via less-than-truckload increased 13% and loads hauled via other truck transportation increased 46% as compared to fiscal year 2020.
Fuel surcharges billed to customers on revenue generated by BCO Independent Contractors are excluded from revenue. Fuel surcharges on Truck Brokerage Carrier revenue identified separately in billings to customers and included as a component of Truck Brokerage Carrier revenue were $107,776,000 and $60,118,000 in fiscal years 2021 and 2020, respectively. It should be noted that billings to many customers of the Company’s truck brokerage services include a single all-in
rate that does not separately identify fuel surcharges on loads hauled via Truck Brokerage Carriers. Accordingly, the overall impact of changes in fuel prices on revenue and revenue per load on loads hauled via truck is likely to be greater than that indicated.
Transportation revenue generated by rail intermodal, air cargo and ocean cargo carriers (collectively, the “multimode capacity providers”) for fiscal year 2021 was $487,134,000, or 7% of total revenue, an increase of $240,641,000, or 98%, compared to fiscal year 2020. Revenue per load on revenue generated by multimode capacity providers increased approximately 65% in fiscal year 2021 compared to fiscal year 2020, and the number of loads hauled by multimode capacity providers increased approximately 20% over the same period. Revenue per load on loads hauled by multimode capacity providers increased for all modes, primarily due to strong U.S. and global economic recoveries coupled with the impact of global supply chain disruptions which were particularly acute with respect to international ocean and air freight. Revenue per load on loads hauled via ocean, air and rail intermodal increased 86%, 54% and 24%, respectively, during fiscal year 2021 as compared to fiscal year 2020. Revenue per load on revenue generated by multimode capacity providers is influenced by many factors, including revenue mix among the various modes of transportation used, length of haul, complexity of freight, density of freight lanes, fuel costs and availability of capacity. The increase in the number of loads hauled by multimode capacity providers was due to a broad-based increase in demand across many customers for the Company’s rail, air and ocean service offerings during fiscal year 2021.
Purchased transportation was 78.2% and 77.3% of revenue in fiscal years 2021 and 2020, respectively. The increase in purchased transportation as a percentage of revenue was primarily due to an increased percentage of revenue contributed by Truck Brokerage Carriers, which typically has a higher rate of purchased transportation than revenue generated by BCO Independent Contractors, and an increased rate of purchased transportation on revenue generated by Truck Brokerage Carriers, partially offset by a decreased rate of purchased transportation paid on revenue generated by BCO Independent Contractor due to (i) an increased percentage of revenue generated by BCO Independent Contractors who use Landstar-owned trailers and (ii) the impact of
COVID-19
pandemic relief incentive payments in fiscal year 2020. Under that program, for each load delivered by a BCO Independent Contractor with a confirmed delivery date from April 1, 2020 through May 30, 2020, the Company paid each of the BCO Independent Contractor who hauled the load and the independent commission sales agent who dispatched the load an extra $50. Commissions to agents were 7.8% and 8.2% of revenue in fiscal years 2021 and 2020, respectively. The decrease in commissions to agents as a percentage of revenue was primarily attributable to an increased cost of purchased transportation as a percentage of revenue on revenue generated by Truck Brokerage Carriers and a decreased commission rate paid on revenue generated by BCO Independent Contractors due to the elimination as of the end of the 2020 fiscal year of certain incentive commission arrangements formerly paid to agents relating to a discontinued BCO recruitment and retention program and the impact of the
COVID-19
pandemic relief incentive payments to agents included in fiscal year 2020. The Company paid a total of $12,593,000 in
COVID-19
pandemic relief incentive payments during fiscal year 2020.
Investment income was $2,857,000 and $3,399,000 in fiscal years 2021 and 2020, respectively. The decrease in investment income was primarily attributable to lower average rates of return on investments during fiscal year 2021, partially offset by a higher average investment balance held by the insurance segment during fiscal year 2021.
Other operating costs increased $6,068,000 in fiscal year 2021 compared to fiscal year 2020. The increase in other operating costs compared to the prior year was primarily due to increased trailing equipment maintenance costs, increased BCO recruiting and qualification costs, decreased gains on sales of used trailing equipment, the impact of the resumption of an event for the Company’s BCO Independent Contractors that was cancelled in 2020 due to the
COVID-19
pandemic and increased payments of up to $2,000 made to BCO Independent Contractors who tested positive for
COVID-19
and were placed out of service.
Insurance and claims increased $17,690,000 in fiscal year 2021 compared to fiscal year 2020. The increase in insurance and claims expense compared to the prior year was primarily due to an increase in insurance premiums, primarily for commercial trucking liability coverage, in fiscal year 2021, increased severity of current year trucking claims during the 2021 period and an increase in BCO miles traveled in fiscal year 2021, partially offset by a $5,000,000 charge for the Company’s self-insured retention with respect to a tragic vehicular accident involving a fatality during fiscal year 2020 and a $3,500,000 charge relating to additional premium the Company was required to pay under the Initial Excess Policy in connection with certain aggregated losses incurred during fiscal year 2020. During fiscal years 2021 and 2020, insurance and claims costs included $9,708,000 and $9,196,000 of net unfavorable adjustments to prior years’ claims estimates, respectively.
Selling, general and administrative costs increased $53,645,000 in fiscal year 2021 compared to fiscal year 2020. The increase in selling, general and administrative costs compared to prior year was attributable to increased stock-based compensation expense, an increased provision for incentive compensation and increased wages, partially offset by a decreased provision for customer bad debt. Included in selling, general and administrative costs was stock-based compensation expense of $27,537,000 and $4,639,000 for fiscal years 2021 and 2020, respectively, and incentive compensation expense of $29,361,000 and $7,841,000 for fiscal years 2021 and 2020, respectively.
Depreciation and amortization increased $3,754,000 in fiscal year 2021 compared to fiscal year 2020. The increase in depreciation and amortization expenses was primarily due to increased depreciation on information technology assets.
During the 2020 second fiscal quarter, the Company recorded a non-cash
impairment charge of $2,582,000 in respect of certain assets, primarily customer contract and related customer relationship intangible assets, acquired on September 20, 2017, along with substantially all of the other assets of the asset-light transportation logistics business of Fletes Avella, S.A. de C.V. (“Fletes Avella”). There was no corresponding goodwill impairment charge recorded as the fair value of the Company’s Mexico and cross-border reporting unit continued to significantly exceed its carrying value as of December 26, 2020.
During the 2020 fourth fiscal quarter, the Company recorded commission program termination costs of $15,494,000 related to buyouts of certain incentive commission arrangements with several of its independent sales agents due to the Company’s discontinuation of a truck owner-operator recruitment and retention program formerly involving those agents.
Interest and debt expense in fiscal year 2021 increased $23,000 compared to fiscal year 2020.
The provisions for income taxes for fiscal years 2021 and 2020 were based on estimated annual effective income tax rates of 24.4% and 24.2%, respectively, adjusted for discrete events, such as benefits resulting from stock-based awards. The increase in the estimated annual effective income tax rate was primarily attributable to an increased provision for nondeductible executive compensation during the 2021 period. The actual effective income tax rate for fiscal year 2021 was 24.0%, which was higher than the statutory federal income tax rate of 21% primarily attributable to state taxes and nondeductible executive compensation, partially offset by excess tax benefits realized on stock-based awards. The actual effective income tax rate for fiscal year 2020 was 22.8%, which was higher than the statutory federal income tax rate of 21% primarily attributable to state taxes and the meals and entertainment exclusion, partially offset by excess tax benefits realized on stock-based awards, the favorable resolution of certain tax matters during the 2020 fiscal year and state tax refunds. The effective income tax rate in fiscal year 2021 of 24.0% was lower than the 24.4% estimated annual effective income tax rate primarily due to excess tax benefits recognized on stock-based compensation arrangements in fiscal year 2021. The effective income tax rate in fiscal year 2020 of 22.8% was lower than the 24.2% estimated annual effective income tax rate primarily due to excess tax benefits recognized on stock-based compensation arrangements, the favorable resolution of certain tax matters during the 2020 fiscal year and state tax refunds in the 2020 fiscal year.
Net income was $381,524,000, or $9.98 per diluted share, in fiscal year 2021. Net income was $192,106,000, or $4.98 per diluted share, in fiscal year 2020. Net income during fiscal year 2020 was unfavorably impacted by $15,494,000, or $0.31 per diluted share, related to a one-time
cost to buyout certain incentive commission arrangements with several agents, $12,593,000, or $0.25 per diluted share, related to the impact of the
COVID-19
pandemic relief incentive payments and $2,582,000, or $0.05 per diluted share, of non-cash
impairment charges related to certain assets, primarily customer contract and related customer relationship intangible assets of the Company’s Mexico subsidiaries.
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
Truck transportation revenue generated by third party truck capacity providers for fiscal year 2020 was $3,815,781,000, representing 92% of total revenue, an increase of $50,452,000, or 1%, compared to fiscal year 2019. Revenue per load on loads hauled by third party truck capacity providers increased approximately 3% in fiscal year 2020 compared to fiscal year 2019, while the number of loads hauled by third party truck capacity providers decreased approximately 2% in fiscal year 2020 compared to fiscal year 2019.
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
During the 2020 fiscal year compared to the 2019 fiscal year, revenue per load on loads hauled via van equipment increased 7%, reflecting increased consumer demand, while revenue per load on loads hauled via unsided/platform equipment decreased 4%, reflecting softness in the U.S. manufacturing sector. Also adversely impacting revenue per load on loads hauled via unsided/platform equipment was a decrease in revenue per load on heavy specialized loadings of 10% in the 2020 fiscal year compared to the 2019 fiscal year. Additionally, revenue per load on less-than-truckload loadings decreased 5% while revenue per load on loads hauled via other truck transportation increased 17% from fiscal year 2019 to fiscal year 2020.
During fiscal year 2020 as compared to fiscal year 2019, loads hauled via van equipment decreased 2% and loads hauled via unsided/platform equipment decreased 7%, for similar reasons as described above with respect to the overall decrease in the number of loads hauled via truck in fiscal year 2020 compared to fiscal year 2019. Less-than-truckload volumes increased 5% and loads hauled via other truck transportation increased 9% in fiscal year 2020 compared to fiscal year 2019.
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

Transportation revenue generated by multimode capacity providers for fiscal year 2020 was $246,493,000, or 6% of total revenue, an increase of $6,703,000, or 3%, compared to fiscal year 2019. Revenue per load on revenue generated by multimode capacity providers increased approximately 2% in the 2020 fiscal year compared to the 2019 fiscal year, and the number of loads hauled by multimode capacity providers increased approximately 1% over the same period. The increase in revenue per load of 2% on loads hauled by multimode capacity providers was primarily attributable to increased revenue per load on ocean shipments. Revenue per load on revenue generated by multimode capacity providers is influenced by many factors, including revenue mix among the various modes of transportation used, length of haul, complexity of freight, density of freight lanes, fuel costs and availability of capacity. The increase in the number of loads hauled by multimode capacity providers was primarily due to a 14% increase in air loadings, primarily attributable to increased loadings at two specific agencies.
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
Other operating costs decreased $6,811,000 in fiscal year 2020 compared to fiscal year 2019. The decrease in other operating costs compared to the prior year was primarily due to a decreased provision for contractor bad debt, the impact of the cancellation of an event for the Company’s BCO Independent Contractors due to the
COVID-19
pandemic, increased gains on the sales of used trailing equipment, decreased trailer rental costs and decreased BCO recruiting and on-boarding
costs due to the impact of the
COVID-19
pandemic.
Insurance and claims increased $7,454,000 in fiscal year 2020 compared to fiscal year 2019. The increase in insurance and claims expense compared to the prior year was primarily due to a $5,000,000 charge for the Company’s self-insured retention with respect to a tragic vehicular accident involving a fatality, a $3,500,000 charge relating to additional premium the Company paid under the Initial Excess Policy in connection with certain aggregated losses, increased insurance premiums incurred for commercial trucking liability coverage following the Company’s May 1, 2020 insurance renewal and increased severity of current year claims, partially offset by decreased net unfavorable development of prior years’ claims in the 2020 period. During fiscal years 2020 and 2019, insurance and claims costs included $9,196,000 and $16,679,000 of net unfavorable adjustments to prior years’ claims estimates, respectively.
Selling, general and administrative costs increased $8,680,000 in fiscal year 2020 compared to fiscal year 2019. The increase in selling, general and administrative costs compared to prior year was attributable to an increased provision for incentive compensation, increased information technology costs and an increased provision for customer bad debt, partially offset by decreased travel and entertainment costs related to the impact of the
COVID-19
pandemic and decreased agent convention costs. Included in selling, general and administrative costs was incentive compensation expense of $7,841,000 and $1,517,000 for the 2020 and 2019 fiscal years, respectively.
Depreciation and amortization increased $1,387,000 in fiscal year 2020 compared to fiscal year 2019. The increase in depreciation and amortization expenses was primarily due to increased depreciation on information technology assets, partially offset by a decrease in trailing equipment depreciation.

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
During the 2020 fourth fiscal quarter, the Company recorded commission program termination costs of $15,494,000 related to buyouts of certain incentive commission arrangements with several of its independent sales agents due to the Company’s discontinuation of a truck owner-operator recruitment and retention program formerly involving those agents.
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
Net income was $192,106,000, or $4.98 per diluted share, in fiscal year 2020. Net income attributable to the Company was $227,720,000, or $5.72 per diluted share, in fiscal year 2019. Net income during fiscal year 2020 was unfavorably impacted by $15,494,000, $0.31 per diluted share related to a one-time
cost to buyout certain incentive commission arrangements with several agents, $12,593,000, or $0.25 per diluted share related to the impact of the
COVID-19
pandemic relief incentive payments and $2,582,000, or $0.05 per diluted share of non-cash
impairment charges related to certain assets, primarily customer contract and related customer relationship intangible assets of the Company’s Mexico subsidiaries.
Capital Resources and Liquidity
Working capital and the ratio of current assets to current liabilities were $512,917,000 and 1.5 to 1, respectively, at December 25, 2021, compared with $402,038,000 and 1.5 to 1, respectively, at December 26, 2020, and $444,984,000 and 1.8 to 1, respectively, at December 28, 2019. Landstar has historically operated with current ratios within the range of 1.5 to 1 to 2.0 to 1. Cash provided by operating activities was $276,740,000, $210,717,000, and $307,840,000 in fiscal years 2021, 2020 and 2019, respectively. The increase in cash flow provided by operating activities for fiscal year 2021 was primarily attributable to increased net income, partially offset by the 58% increase in revenue year-over-year, which increased net receivables, defined as accounts receivable less accounts payable. The decrease in cash flow provided by operating activities for fiscal year 2020 was primarily attributable to the increase in trade and other accounts receivable as of the end of the 2020 fiscal year as compared to as of the end of the 2019 fiscal year driven by the significant growth in revenue during the fourth fiscal quarter of 2020.
The Company declared and paid $0.92 per share, or $35,191,000 in the aggregate, in cash dividends during fiscal year 2021 and, during such period, also paid $76,770,000 of dividends payable which were declared during fiscal year 2020 and included in current liabilities in the consolidated balance sheet at December 26, 2020. In addition, on December 7, 2021, the Company announced that its Board of Directors declared a special cash dividend of $2.00 per share, or $75,387,000 in the aggregate, payable on January 21, 2022 to stockholders of record of its Common Stock as of January 7, 2022. Dividends payable of $75,387,000 related to this special dividend were included in current liabilities in the consolidated balance sheet at December 25, 2021. The Company declared and paid $0.79 per share, or $30,557,000 in the aggregate, in cash dividends during fiscal year 2020 and, during such period, also paid $78,947,000 of dividends payable which were declared during fiscal year 2019 and included in current liabilities in the consolidated balance sheet at December 28, 2019. The Company declared and paid $0.70 per share, or $27,891,000 in the aggregate, in cash dividends during fiscal year 2019. Since paying its first cash dividend in August 2005, the Company has paid approximately $616,000,000 in cash dividends in the aggregate to its stockholders, inclusive of the $2.00 per share special dividend paid on January 21, 2022
During fiscal year 2021, the Company purchased 733,854 shares of its Common Stock at a total cost of $122,722,000. During fiscal year 2020, the Company purchased 1,178,970 shares of its Common Stock at a total cost of $115,962,000. During fiscal year 2019, the Company purchased 849,068 shares of its Common Stock at a total cost of $88,578,000. The Company has used cash provided by operating activities to fund the purchases. Since January 1997, the Company has purchased approximately $1,914,000,000 of its Common Stock under programs authorized by the Board of Directors of the Company in open market and private block transactions. As of December 25, 2021, the Company may purchase in the aggregate up to 3,000,000 shares of its Common Stock under its authorized stock purchase programs. Long-term debt, including current maturities, was $111,804,000 at December 25, 2021, compared to $100,774,000 at December 26, 2020 and $112,844,000 at December 28, 2019.
Shareholders’ equity was $862,010,000, or 89% of total capitalization (defined as long-term debt including current maturities plus equity), at December 25, 2021, compared to $691,835,000, or 87% of total capitalization at December 26, 2020 and $721,469,000, or 86% of total capitalization, at December 28, 2019. The increase in shareholders’ equity was primarily the result of net income, partially offset by purchases of shares of the Company’s Common Stock and dividends declared by the Company in fiscal year 2021. The decrease in equity in fiscal year 2020 was primarily the result of purchases of shares of the Company’s Common Stock and dividends declared by the Company in fiscal year 2020, partially offset by net income.
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
At December 25, 2021, the Company had no borrowings outstanding and $33,170,000 of letters of credit outstanding under the Credit Agreement. At December 25, 2021, there was $216,830,000 available for future borrowings under the Credit Agreement. In addition, the Company has $72,267,000 in letters of credit outstanding as collateral for insurance claims that are secured by investments and restricted cash totaling $79,847,000 at December 25, 2021. Investments, all of which are carried at fair value, include primarily investment-grade bonds and asset-backed securities having maturities of up to five years. Fair value of investments is based primarily on quoted market prices. See “Notes to Consolidated Financial Statements” included herein for further discussion on measurement of fair value of investments.
Historically, the Company has generated sufficient operating cash flow to meet its debt service requirements, fund continued growth, both organic and through acquisitions, complete or execute share purchases of its Common Stock under authorized share purchase programs, pay dividends and meet working capital needs. As an asset-light provider of integrated transportation management solutions, the Company’s annual capital requirements for operating property are generally for trailing equipment and information technology hardware and software. In addition, a significant portion of the trailing equipment used by the Company is provided by third party capacity providers, thereby reducing the Company’s capital requirements. During fiscal years 2021, 2020 and 2019, the Company acquired $48,674,000, $31,633,000 and $29,054,000, respectively, of trailing equipment by entering into finance leases. During fiscal years 2021, 2020 and 2019, the Company also purchased $23,261,000, $30,626,000 and $19,416,000, respectively, of operating property. Included in the $23,261,000 of purchases of operating property during the 2021 fiscal year was $500,000 for which the Company accrued a corresponding liability in accounts payable as of December 26, 2020. Landstar anticipates acquiring either by purchase or lease financing approximately $116,000,000 in new trailing equipment primarily to replace older trailing equipment in fiscal year 2022. Landstar anticipates spending approximately $23,000,000 on information technology hardware and software in fiscal year 2022, $17,000,000 of which relates to either building or buying software applications that enhance or add to the Company’s technology ecosystem. In addition, Landstar anticipates spending approximately $16,000,000 on buildings and improvements.
As previously disclosed on January 29, 2019, Landstar acquired all of the remaining equity interests in Landstar Metro held by its former minority equityholders. As of such date, Landstar Metro became a wholly owned subsidiary of the Company. Cash consideration paid in the 2019 fiscal year to purchase these remaining equity interests was $600,000. Further, on June 15, 2020, Landstar Blue completed the acquisition of an independent agent of the Company. Total cash consideration paid for the acquisition was approximately $2,934,000.
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
Critical Accounting Estimates
Landstar provides for the estimated costs of self-insured claims primarily on an actuarial basis. The amount recorded for the estimated liability for claims incurred is based upon the facts and circumstances known on the applicable balance sheet date. The ultimate resolution of these claims may be for an amount greater or less than the amount estimated by management. The Company continually revises its existing claim estimates as new or revised information becomes available on the status of each claim. Historically, the Company has experienced both favorable and unfavorable development of prior years’ claims estimates. During fiscal years 2021, 2020 and 2019, insurance and claims costs included $9,708,000, $9,196,000 and $16,679,000 of net unfavorable adjustments to prior years’ claims estimates, respectively. The unfavorable development of prior years’ claims in the 2021 fiscal year was primarily attributable to five claims. The unfavorable development of prior year’s claims in the 2020 and 2019 fiscal years was attributable in each year to several specific claims as well as to actuarially determined adjustments to prior year commercial trucking loss estimates. It is reasonably likely that the ultimate outcome of settling all outstanding claims will be more or less than the estimated claims liability at December 25, 2021.
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

The revolving credit loans under the Credit Agreement, at the option of Landstar, bear interest at (i) the Eurocurrency rate plus an applicable margin ranging from 1.25% to 2.00%, or (ii) an alternate base rate plus an applicable margin ranging from 0.25% to 1.00%, in each case with the applicable margin determined based upon the Company’s Leverage Ratio, as defined in the Credit Agreement, at the end of the most recent applicable fiscal quarter for which financial statements have been delivered. The revolving credit facility bears a commitment fee, payable in arrears, of 0.25% to 0.35%, based on the Company’s Leverage Ratio at the end of the most recent applicable fiscal quarter for which financial statements have been delivered. As of both December 25, 2021 and December 26, 2020 and during all of fiscal years 2021 and 2020, the Company had no borrowings outstanding under the Credit Agreement.
Long-term investments, all of which are
available-for-sale
and are carried at fair value, include primarily investment-grade bonds and asset-backed securities having maturities of up to five years. Assuming that the long-term portion of investments remains at $139,864,000, the balance at December 25, 2021, a hypothetical increase or decrease in interest rates of 100 basis points would not have a material impact on future earnings on an annualized basis. Short-term investments consist of short-term investment-grade instruments and the current maturities of investment-grade corporate bonds and asset-backed securities. Accordingly, any future interest rate risk on these short-term investments would not be material to the Company’s operating results.
Assets and liabilities of the Company’s Canadian and Mexican operations are translated from their functional currency to U.S. dollars using exchange rates in effect at the balance sheet date and revenue and expense accounts are translated at average monthly exchange rates during the period. Adjustments resulting from the translation process are included in accumulated other comprehensive income. Transactional gains and losses arising from receivable and payable balances, including intercompany balances, in the normal course of business that are denominated in a currency other than the functional currency of the operation are recorded in the statements of income when they occur. The assets held at the Company’s Canadian and Mexican subsidiaries at December 25, 2021 were collectively, as translated to U.S. dollars, approximately 3% of total consolidated assets. Accordingly, translation gains or losses of 40% or less related to the Canadian and Mexican operations would not be material.

Item 8.
Financial Statements and Supplementary Data
LANDSTAR SYSTEM, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	Dec. 25, 2021	Dec. 26, 2020
ASSETS
Current Assets
Cash and cash equivalents	$215,522	$249,354
Short-term investments	35,778	41,375
Trade accounts receivable, less allowance of $ 7,074 and $8,670	1,154,314	764,169
Other receivables, including advances to independent contractors, less allowance of $8,125 and $7,239	101,124	134,757
Other current assets	16,162	18,520

Total current assets	1,522,900	1,208,175

Operating property, less accumulated depreciation and amortization of $344,099 and $299,407	317,386	296,996
Goodwill	40,768	40,949
Other assets	164,411	107,679

Total assets	$2,045,465	$1,653,799

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Cash overdraft	$116,478	$74,748
Accounts payable	604,130	380,505
Current maturities of long-term debt	36,561	35,415
Insurance claims	46,896	149,774
Dividends payable	75,387	76,770
Other current liabilities	130,531	88,925

Total current liabilities	1,009,983	806,137

Long-term debt, excluding current maturities	75,243	65,359
Insurance claims	49,509	38,867
Deferred income taxes and other noncurrent liabilities	48,720	51,601

Shareholders’ Equity
Common stock, $0.01 par value, authorized 160,000,000 shares, issued 68,232,975 and 68,183,702 shares	682	682
Additional paid-in capital	255,148	228,875
Retained earnings	2,317,184	2,046,238
Cost of 30,539,235 and 29,797,639 shares of common stock in treasury	(1,705,601)	(1,581,961)
Accumulated other comprehensive loss	(5,403)	(1,999)

Total shareholders’ equity	862,010	691,835

Total liabilities and shareholders’ equity	$2,045,465	$1,653,799

See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share amounts)

	Fiscal Years Ended
	December 25, 2021	December 26, 2020	December 28, 2019
Revenue	$6,537,568	$4,132,981	$4,084,577
Investment income	2,857	3,399	5,041
Costs and expenses:
Purchased transportation	5,114,667	3,192,850	3,127,474
Commissions to agents	507,209	340,780	342,226
Other operating costs, net of gains on asset sales/dispositions	36,531	30,463	37,274
Insurance and claims	105,463	87,773	80,319
Selling, general and administrative	221,278	167,633	158,953
Depreciation and amortization	49,609	45,855	44,468
Impairment of intangible and other assets	—	2,582	—
Commission program termination costs	—	15,494	—

Total costs and expenses	6,034,757	3,883,430	3,790,714

Operating income	505,668	252,950	298,904
Interest and debt expense	3,976	3,953	3,141

Income before income taxes	501,692	248,997	295,763
Income taxes	120,168	56,891	68,060

Net income	381,524	192,106	227,703
Less: Net loss attributable to noncontrolling interest	—	—	(17)

Net income attributable to Landstar System, Inc. and subsidiary	$381,524	$192,106	$227,720

Diluted earnings per share attributable to Landstar System, Inc. and subsidiary	$9.98	$4.98	$5.72

Average diluted shares outstanding	38,235,000	38,602,000	39,786,000

Dividends per common share	$2.92	$2.79	$2.70

See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)

	Fiscal Years Ended
	Dec. 25, 2021	Dec. 26, 2020	Dec. 28, 2019
Net income attributable to Landstar System, Inc. and subsidiary	$381,524	$192,106	$227,720
Other comprehensive (loss) income:
Unrealized holding (losses) gains on available-for-sale investments, net of tax (benefit) expense of ($739), $463, $561	(2,695)	1,688	2,050
Foreign currency translation (losses) gains	(709)	(1,475)	1,613

Other comprehensive (loss) income	(3,404)	213	3,663

Comprehensive income attributable to Landstar System, Inc. and subsidiary	$378,120	$192,319	$231,383

See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Fiscal Years Ended
	Dec. 25, 2021	Dec. 26, 2020	Dec. 28, 2019

OPERATING ACTIVITIES
Net income	$381,524	$192,106	$227,703
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of operating property and intangible assets	49,609	45,855	44,468
Non-cash interest charges	447	334	253
Provisions for losses on trade and other accounts receivable	5,722	9,415	9,831
Gains on sales/disposals of operating property	(1,830)	(2,576)	(1,016)
Impairment of intangible and other assets	—	2,582	—
Deferred income taxes, net	(3,790)	1,130	4,767
Stock-based compensation	27,537	4,639	4,236
Changes in operating assets and liabilities:
(Increase) decrease in trade and other accounts receivable	(362,234)	(285,169)	81,415
Decrease (increase) in other assets	4,444	(4,719)	(11,395)
Increase (decrease) in accounts payable	224,125	108,090	(42,138)
Increase (decrease) in other liabilities	43,422	28,496	(17,786)
(Decrease) increase in insurance claims	(92,236)	110,534	7,502

NET CASH PROVIDED BY OPERATING ACTIVITIES	276,740	210,717	307,840

INVESTING ACTIVITIES
Net change in other short-term investments	—	131	(131)
Sales and maturities of investments	31,938	22,632	62,922
Purchases of investments	(84,992)	(25,550)	(65,922)
Purchases of operating property	(23,261)	(30,626)	(19,416)
Proceeds from sales of operating property	2,971	7,760	3,991
Consideration paid for acquisition	—	(2,766)	—

NET CASH USED BY INVESTING ACTIVITIES	(73,344)	(28,419)	(18,556)

FINANCING ACTIVITIES
Increase (decrease) in cash overdraft	41,730	20,870	(1,461)
Dividends paid	(111,961)	(109,504)	(27,891)
Payment for debt issue costs	—	(1,132)	—
Proceeds from exercises of stock options	160	725	1,056
Taxes paid in lieu of shares issued related to stock-based compensation plans	(2,342)	(3,326)	(8,456)
Purchases of common stock	(122,722)	(115,962)	(88,578)
Principal payments on finance lease obligations	(37,644)	(43,703)	(44,635)
Purchase of noncontrolling interest	—	—	(600)
Payment of deferred consideration	(168)	—	—

NET CASH USED BY FINANCING ACTIVITIES	(232,947)	(252,032)	(170,565)

Effect of exchange rate changes on cash and cash equivalents	(232)	(427)	1,060

(Decrease) increase in cash, cash equivalents and restricted cash	(29,783)	(70,161)	119,779
Cash, cash equivalents and restricted cash at beginning of period	249,354	319,515	199,736

Cash, cash equivalents and restricted cash at end of period	$219,571	$249,354	$319,515

See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Fiscal Years Ended December 25, 2021,
December 26, 2020 and December 28, 2019
(In thousands, except share and per share amounts)

	Landstar System, Inc. and Subsidiary Shareholders							Non- controlling Interests
	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock at Cost		Accumulated Other Comprehensive (Loss) Income
	Shares	Amount			Shares	Amount			Total

Balance December 29, 2018	67,870,962	$679	$226,852	$1,841,279	27,755,001	$(1,376,111)	$(5,875)	$2,309	$689,133
Net income (loss)				227,720				(17)	227,703
Dividends ($2.70 per share)				(106,838)					(106,838)
Purchases of common stock					849,068	(88,578)			(88,578)
Purchase noncontrolling interests			1,842					(2,442)	(600)
Issuance of stock related to stock-based compensation plans	212,457	2	(6,807)		5,857	(595)			(7,400)
Stock-based compensation			4,236						4,236
Other comprehensive income							3,663	150	3,813

Balance December 28, 2019	68,083,419	$681	$226,123	$1,962,161	28,609,926	$(1,465,284)	$(2,212)	$—	$721,469
Adoption of accounting standards (Note 16)				(702)					(702)
Net income				192,106					192,106
Dividends ($2.79 per share)				(107,327)					(107,327)
Purchases of common stock					1,178,970	(115,962)			(115,962)
Issuance of stock related to stock-based compensation plans	100,283	1	(1,887)		8,743	(715)			(2,601)
Stock-based compensation			4,639						4,639
Other comprehensive income							213	—	213

Balance December 26, 2020	68,183,702	$682	$228,875	$2,046,238	29,797,639	$(1,581,961)	$(1,999)	$—	$691,835
Net income				381,524					381,524
Dividends ($2.92 per share)				(110,578)					(110,578)
Purchases of common stock					733,854	(122,722)			(122,722)
Issuance of stock related to stock-based compensation plans	49,273	—	(1,264)		7,742	(918)			(2,182)
Stock-based compensation			27,537						27,537
Other comprehensive loss							(3,404)	—	(3,404)

Balance December 25, 2021	68,232,975	$682	$255,148	$2,317,184	30,539,235	$(1,705,601)	$(5,403)	$—	$862,010

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

Revenue from Contracts with Customers – Disaggregation of Revenue
The following table summarizes (i) the percentage of consolidated revenue generated by mode of transportation and (ii) the total amount of truck transportation revenue hauled by BCO Independent Contractors and Truck Brokerage Carriers generated by equipment type during the fiscal years ended December 25, 2021, December 26, 2020 and December 28, 2019 (dollars in thousands):

	Fiscal Years Ended
Mode	December 25, 2021	December 26, 2020	December 28, 2019

Truck – BCO Independent Contractors	40%	45%	45%
Truck – Truck Brokerage Carriers	51%	47%	47%
Rail intermodal	2%	3%	3%
Ocean and air cargo carriers	5%	3%	3%
Truck Equipment Type
Van equipment	$3,525,830	$2,192,254	$2,095,345
Unsided/platform equipment	$1,549,037	$1,119,272	$1,254,781
Less-than-truckload	$117,505	$97,546	$98,324
Other truck transportation (1)	$770,846	$406,709	$316,879

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
For periods prior to May 1, 2019, Landstar retains liability for commercial trucking claims up to $5 million

per occurrence and maintains various third party insurance arrangements for liabilities in excess of its $
5
million

self-insured retention. Effective May 1, 2019, the Company entered into a new three year commercial auto liability insurance arrangement for losses incurred between $
5
million

and $
10
million

(the “Initial Excess Policy”) with a third party insurance company. For commercial trucking claims incurred on or after May 1, 2019 through April 30, 2022, the Initial Excess Policy provides for a limit for a single loss of $
5

million
,

with an aggregate limit of $
15
million

for each policy year, an aggregate limit of $
20
million

for the
thirty-six
month term ended April 30, 2022, and options to increase such aggregate limits for pre-established

amounts of additional premium. If aggregate losses under the Initial Excess Policy exceed either the annual aggregate limit or the aggregate limit for the three year period ending April 30, 2022, and the Company did not elect to increase such aggregate limits for a pre-established
amount of additional premium, Landstar would retain liability of up to $
10
million

per occurrence, inclusive of its $
5
million

self-insured retention for commercial trucking claims during the remainder of the applicable policy year(s). Moreover, as a result of the Company’s aggregate loss experience since it entered into the Initial Excess Policy, the Initial Excess Policy required the Company to pay additional premium relating to its existing coverage up to a pre-established
maximum amount of $
3.5

million
,

which was provided for in insurance and claims costs for the Company’s 2020 fiscal first quarter.

The Company als
o
 maintains third party insurance arrangements providing excess coverage f
o
r commercial trucking liabilities in excess of $10
million
.

These third party arrangements provide coverage on a per occurrence or aggregated basis.

In recent years,

the Company

has
increased the level of its financial exposure to commercial trucking claims in excess of $10 million
,
including through the use of additional self-insurance, deductibles, aggregate loss limits, quota shares and other arrangements with third party insurance companies, based on the availability of coverage within certain excess insurance coverage layers and estimated cost differentials between proposed premiums from third party insurance companies and historical and actuarially projected losses experienced by the Company at various levels of excess insurance coverage
.

In

addition, third party insurance arrangements providing excess coverage for commercial trucking liabilities in excess of Landstar’s self-insured retention generally require that the Company fund settlement payments to claimants and seek reimbursement from the Company’s third party insurance providers, as applicable. In connection with settlements of claims in excess of the Company’s $
5
 million self-insured retention, the Company accrues for such anticipated settlement payments and records a corresponding receivable for amounts the Company expects to collect from its third party insurance providers following the payment of such settlement amounts. On the Company’s consolidated balance sheet as of December 26, 2020, the Company had an aggregate accrual of current liabilities in insurance claims for anticipated payments of settlement amounts above our self-insured retention of $
104,000,000
, and a corresponding amount of current assets included in other receivables. Those insurance claims in excess of the Company’s self-insured retention were paid, and full collection from the Company’s excess insurers occurred, during the Company’s 2021 first fiscal quarter.
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
Cash, Cash Equivalents and Restricted Cash
Included in cash and cash equivalents are all investments, except those provided for collateral, with an original maturity of 3 months or less.

At December 25, 2021, the Company had $4,049,000 of restricted cash held by the Company’s insurance segment included in the short-term investments balance of $35,778,000, providing collateral, along with certain other investments as further described in footnote 4, for the letters of credit issued to guarantee payment of insurance claims.
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

Trade and Other Receivables
The allowance for doubtful accounts for both trade and other receivables represents management’s estimate of the amount of outstanding receivables that will not be collected. Estimates are used to determine the allowance for doubtful accounts for both trade and other receivables and are generally based on specific identification, historical collection results, current economic trends and changes in payment trends. Following is a summary of the activity in the allowance for doubtful accounts for fiscal years ending December 25, 2021, December 26, 2020 and December 28, 2019 (in thousands):

	Balance at Beginning of Period	Charged to Costs and Expenses	Write-offs, Net of Recoveries	Balance at End of Period
For the Fiscal Year Ended December 25, 2021
Trade receivables	$8,670	$1,735	$(3,331)	$7,074
Other receivables	8,399	4,050	(2,938)	9,511
Other non-current receivables	264	(63)	(1)	200

	$17,333	$5,722	$(6,270)	$16,785

For the Fiscal Year Ended December 26, 2020
Trade receivables	$7,284	$6,121	$(4,735)	$8,670
Other receivables	8,806	3,291	(3,698)	8,399
Other non-current receivables	260	3	1	264

	$16,350	$9,415	$(8,432)	$17,333

For the Fiscal Year Ended December 28, 2019
Trade receivables	$6,413	$4,309	$(3,438)	$7,284
Other receivables	7,211	5,518	(3,923)	8,806
Other non-current receivables	256	4	—	260

	$13,880	$9,831	$(7,361)	$16,350

Operating Property
Operating property is recorded at cost. Depreciation is provided on a straight-line basis over the estimated useful lives of the related assets. Buildings and improvements are being depreciated over 30 years. Trailing equipment is being depreciated over 7 to 10 years. Information technology hardware and software is generally being depreciated over 3 to 7 years.
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
Testing Goodwill for Impairment
. ASU
2011-08
permits an initial assessment, commonly referred to as “step zero”, of qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount and also provides a basis for determining whether it is necessary to perform the quantitative analysis required by ASC Topic 350. In the fourth fiscal quarter of 2021, the Company performed the qualitative assessment of goodwill and determined it was more likely than not that the fair value of each of its reporting units would be greater than its carrying amount. Therefore, the Company determined it was not necessary to perform the quantitative goodwill impairment test. Furthermore, there has been no historical impairment of the Company’s goodwill.
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
Share-Based Payments
The Company’s share-based payment arrangements include restricted stock units (“RSU”), non-vested
restricted stock, Deferred Stock Units and stock options. The fair value of an RSU with a performance condition is determined based on the market value of the Company’s Common Stock on the date of grant, discounted for lack of marketability for a minimum post-vesting holding requirement. With respect to RSU awards with a performance condition, the Company reports compensation expense ratably over the life of the award based on an estimated number of units that will vest over the life of the award, multiplied by the fair value of an RSU. The fair value of an RSU with a market condition is determined at the time of grant based on the expected achievement of the market condition at the end of each vesting period. With respect to RSU awards with a market condition, the Company recognizes compensation expense ratably over the requisite service period under an award based on the fair market value of the award at the time of grant, regardless of whether the market condition is satisfied. Previously recognized compensation cost would be reversed, however, if the employee terminated employment prior to completing such requisite service period. The Company estimates the fair value of stock option awards on the date of grant using the Black-Scholes pricing model and recognizes compensation cost for stock option awards expected to vest on a straight-line basis over the requisite service period for the entire award. Forfeitures are estimated at grant date based on historical experience and anticipated employee turnover. The fair values of each share of non-vested
restricted stock issued and Deferred Stock Unit granted are based on the fair value of a share of the Company’s Common Stock on the date of grant and compensation costs for non-vested
restricted stock and Deferred Stock Units are recognized on a straight-line basis ov
e
r the requisite service period for the award.
Earnings Per Share
Earnings per common share attributable to Landstar System, Inc. and subsidiary are based on the weighted average number of shares outstanding, including outstanding non-vested
restricted stock and outstanding Deferred Stock Units. Diluted earnings per share attributable to Landstar System, Inc. and subsidiary are based on the weighted average number of common shares and Deferred Stock Units outstanding plus the incremental shares that would have been outstanding upon the assumed exercise of all dilutive stock options. During the fiscal years ended December 25, 2021, December 26, 2020 and December 28, 2019, in reference to the determination of diluted earnings per share attributable to Landstar System, Inc. and subsidiary, the future compensation cost attributable to outstanding shares of non-vested
restricted stock exceeded the impact of incremental shares that would have been outstanding upon the assumed exercise of all dilutive stock options.
For the fiscal years ended December 25, 2021, December 26, 2020 and December 28, 2019, no options outstanding to purchase shares of Common Stock were antidilutive. Outstanding RSUs were excluded from the calculation of diluted earnings per share for all periods because the performance metric requirements or market condition for vesting had not been satisfied.
Dividends Payable
On December 7, 2021, the Company announced that its Board of Directors declared a special cash dividend of $2.00 per share payable on January 21, 2022, to stockholders of record of its Common Stock as of January 7, 2022. Dividends payable of $75,387,000 related to this special dividend were included in current liabilities in the consolidated balance sheet at December 25, 2021.
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
On May 6, 2020, the Company formed a new subsidiary that was subsequently renamed Landstar Blue, LLC (“Landstar Blue”). Landstar Blue arranges truckload brokerage services with a focus on the contract services market. Landstar Blue also helps the Company to develop and test digital technologies and processes for the benefit of all Landstar independent commission sales agents. On June 15, 2020, Landstar Blue completed the acquisition of an independent agent of the Company whose business focused on truckload brokerage services. Cash consideration paid for the acquisition was approximately $
2,766
,000. In addition, the Company assumed approximately $
200,000
in liabilities consisting of additional contingent purchase price, of which $
168
,000 was remitted during the Company’s 2021 second fiscal quarter. The resulting goodwill arising from the acquisition was approximately $
2,871,000
.

With respect to this goodwill,
 100%
is expected to be

deductible by th
e
 Company for
U
.S. income tax purposes. Pro forma financial information for prior periods is not presented as the Company does not believe the acquisition to be material to the Company’s consolidated results. The re sults of opera
tions for Landstar Blue are presented as part of the Company’s transportations logistics segment. Transaction costs for the acquisition were insignificant.
(3) Other Comprehensive Income
The following table presents the components of and changes in accumulated other comprehensive income attributable to Landstar System, Inc. and subsidiary, net of related income taxes, as of and for the fiscal years ended December 25, 2021, December 26, 2020 and December 28, 2019 (in thousands):

	Unrealized Holding (Losses) Gains on Available-for-Sale Securities	Foreign Currency Translation	Total

Balance as of December 29, 2018	$(930)	$(4,945)	$(5,875)
Other comprehensive income	2,050	1,613	3,663

Balance as of December 28, 2019	1,120	(3,332)	(2,212)
Other comprehensive income (loss)	1,688	(1,475)	213

Balance as of December 26, 2020	2,808	(4,807)	(1,999)
Other comprehensive loss	(2,695)	(709)	(3,404)

Balance as of December 25, 2021	$113	$(5,516)	$(5,403)

Amounts reclassified from accumulated other comprehensive income to investment income due to the realization of previously unrealized gains and losses in the accompanying consolidated statements of income were not significant for the fiscal years ended December 25, 2021, December 26, 2020 and December 28,
2019
.
(4) Investments
Investments include primarily investment-grade corporate bonds and asset-backed securities having maturities of up to five years (the “bond portfolio”) and money market investments. Investments in the bond portfolio are reported as available-for-sale
and are carried at fair value. Investments maturing less than one year from the balance sheet date are included in short-term investments and investments maturing more than one year from the balance sheet date are included in other assets in the consolidated balance sheets. Management performs an analysis of the nature of the unrealized losses on available-for-sale
investments to determine whether an allowance for credit loss is necessary. Unrealized losses, representing the excess of the purchase price of an investment over its fair value as of the end of a period, considered to be a result of credit-related factors, are to be included as a charge in the statement of income, while unrealized losses considered to be a result of non-credit-related
factors are to be included as a component of shareholders’ equity. Investments whose values are based on quoted market prices in active markets are classified within Level 1. Investments that trade in markets that are not considered to be active, but are valued based on quoted market prices, are classified within Level 2. As Level 2 investments include positions that are not traded in active markets, valuations may be adjusted to reflect illiquidity and/or non-transferability,
which are generally based on available market information. Any transfers between levels are recognized as of the beginning of any reporting period. Fair value of the bond portfolio was determined using Level 1 inputs related to U.S. Treasury obligations and money market investments and Level 2 inputs related to investment-grade corporate bonds, asset-backed securities and direct obligations of government agencies. Unrealized gains, net of unrealized losses, on the investments in the bond portfolio were $144,000 and $3,578,000 at December 25, 2021 and December 26, 2020, respectively.

The amortized cost and fair values of
available-for-sale
investments are as follows at December 25, 2021 and December 26, 2020 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

December 25, 2021
Money market investments	$8,750	$—	$—	$8,750
Asset-backed securities	22,441	—	346	22,095
Corporate bonds and direct obligations of government agencies	137,916	1,406	966	138,356
U.S. Treasury obligations	2,342	50	—	2,392

Total	$171,449	$1,456	$1,312	$171,593

December 26, 2020
Money market investments	$17,867	$—	$—	$17,867
Asset-backed securities	567	—	26	541
Corporate bonds and direct obligations of government agencies	98,241	3,551	72	101,720
U.S. Treasury obligations	2,338	125	—	2,463

Total	$119,013	$3,676	$98	$122,591

For those
available-for-sale
investments with unrealized losses at December 25, 2021 and December 26, 2020, the following table summarizes the duration of the unrealized loss (in thousands):

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

December 25, 2021
Asset-backed securities	$22,095	$346	$—	$—	$22,095	$346
Corporate bonds and direct obligations of government agencies	72,526	966	—	—	72,526	966

Total	$94,621	$1,312	$—	$—	$94,621	$1,312

December 26, 2020
Asset-backed securities	$541	$26	$—	$—	$541	$26
Corporate bonds and direct obligations of government agencies	2,681	72	—	—	2,681	72

Total	$3,222	$98	$—	$—	$3,222	$98

The Company believes unrealized l
o
sses on investments were primarily caused by rising interest rates rather than changes in credit quality. The Company expects to recover, through collection of all of the contractual cash flows of each security, the amortized cost basis of these securities as it does not intend to sell, and does not anticipate being required to sell, these securities before recovery of the cost basis. For these reasons, no losses have been recognized in the Company’s consolidated statements of income.
Short-term investments include $31,729,000 in current maturities of investments and $
4,049,000
in

restricted

cash held by the Company’s insurance segment at December
25
,
2021
. The
non-current
portion of the bond portfolio of $
139,864,000
is included in other assets. The short-term investments, together with $
44,069,000
of
non-current
investments, provide collateral for the $
72,267,000
of letters of credit issued to guarantee payment of insurance claims.
Investment income represents the earnings on the insurance segment’s assets. Investment income earned from the assets of the insurance segment are included as a component of operating income as the investment of these assets is critical to providing collateral, liquidity and earnings with respect to the operation of the Company’s insurance programs.

(5) Income Taxes
The provisions for income taxes consisted of the following (in thousands):

	Fiscal Years
	2021	2020	2019

Current:
Federal	$104,640	$47,955	$52,422
State	18,462	7,249	10,367
Foreign	856	557	504

Total current	$123,958	$55,761	$63,293

Deferred:
Federal	$(3,278)	$1,523	$4,212
State	(512)	(393)	555

Total deferred	$(3,790)	$1,130	$4,767

Income taxes	$120,168	$56,891	$68,060

Temporary differences and carryforwards which gave rise to deferred tax assets and liabilities consisted of the following (in thousands):

	Dec. 25, 2021	Dec. 26, 2020
Deferred tax assets:
Receivable valuations	$4,112	$4,286
Share-based payments	7,000	2,020
Self-insured claims	3,696	3,613
Other	10,354	6,056

Total deferred tax assets	$25,162	$15,975

Deferred tax liabilities:
Operating property	$57,903	$52,014
Goodwill	3,958	3,772
Other	2,409	3,087

Total deferred tax liabilities	$64,270	$58,873

Net deferred tax liability	$39,108	$42,898

The following table summarizes the differences between income taxes calculated at the federal income tax rates of 21% on income before income taxes and the provisions for income taxes (in thousands):

	Fiscal Years
	2021	2020	2019
Income taxes at federal income tax rate	$105,355	$52,289	$62,110
State income taxes, net of federal income tax benefit	14,260	5,375	8,876
Non-deductible executive compensation	2,946	96	—
Meals and entertainment exclusion	—	326	644
Share-based payments	(1,070)	(977)	(3,093)
Research and development credits	(2,069)	(717)	(714)
Other, net	746	499	237

Income taxes	$120,168	$56,891	$68,060

The Company files a consolidated U.S. federal income tax return. The Company or its subsidiaries file state tax returns in the majority of the U.S. state tax jurisdictions. With few exceptions, the Company and its subsidiaries are no longer subject to U.S. federal or state income tax examinations by tax authorities for 2017 and prior years. The Company’s wholly-owned Canadian subsidiary, Landstar Canada, Inc., is subject to Canadian income and other taxes. The Company’s wholly-owned Mexican subsidiaries, Landstar Holdings, S. de R.L.C.V. and Landstar Metro, S.A.P.I. de C.V., are subject to Mexican income and other taxes. The Company’s Canadian and Mexican subsidiaries also may each be subject to U.S. income and other taxes.
As of December 25, 2021 and December 26, 2020, the Company had $2,344,000 and $2,030,000, respectively, of net unrecognized tax benefits representing the provision for the uncertainty of certain tax positions plus a component of interest and penalties. Estimated interest and penalties on the provision for the uncertainty of certain tax positions is included in income tax expense. At December 25, 2021 and December 26, 2020, there was $658,000 and $648,000, respectively, accrued for estimated interest and penalties related to the uncertainty of certain tax positions. The Company does not currently anticipate any significant increase or decrease to the unrecognized tax benefit during fiscal year 2022.

The following table summarizes the rollforward of the total amounts of gross unrecognized tax benefits for fiscal years 2021 and 2020 (in thousands):

	Fiscal Years
	2021	2020
Gross unrecognized tax benefits – beginning of the year	$2,585	$3,014
Gross increases related to current year tax positions	782	349
Gross increases related to prior year tax positions	315	232
Gross decreases related to prior year tax positions	(17)	—
Lapse of statute of limitations	(820)	(1,010)

Gross unrecognized tax benefits – end of the year	$2,845	$2,585

Landstar paid income taxes of $104,844,000 in fiscal year 2021, $47,589,000 in fiscal year 2020 and $67,317,000 in fiscal year 2019.
(6) Operating Property
Operating property is summarized as follows (in thousands):

	Dec. 25, 2021	Dec. 26, 2020
Land	$16,328	$16,328
Buildings and improvements	65,034	64,314
Trailing equipment	479,300	433,400
Information technology hardware and software	91,115	72,560
Other equipment	9,708	9.801

Total operating property, gross	661,485	596,403
Less accumulated depreciation and amortization	344,099	299,407

Total operating property, net	$317,386	$296,996

Included above is $189,053,000 in fiscal year 2021 and $199,045,000 in fiscal year 2020 of operating property under finance leases, $143,227,000 and $139,259,000, respectively, net of accumulated depreciation and amortization. Landstar acquired operating property by entering into finance leases in the amount of $48,674,000 in fiscal year 2021, $31,633,000 in fiscal year 2020 and $29,054,000 in fiscal year 2019.
(7) Retirement Plan
Landstar sponsors an Internal Revenue Code section 401(k) defined contribution plan for the benefit of U.S. domiciled full-time employees who have completed six months of service.

The Company reduced the employee service requirement to three months of service as of January 1, 2022.
Eligible employees make voluntary contributions up to 75% of their base salary, subject to certain limitations. Landstar contributes an amount equal to 100% of the first 3% and 50% of the next 2% of such contributions, subject to certain limitations.
The expense for the Company-sponsored defined contribution plan included in selling, general and administrative expense was $2,374,000 in fiscal year 2021, $2,417,000 in fiscal year 2020 and $2,427,000 in fiscal year 2019.
(8) Debt
Other than the finance lease obligations as presented on the consolidated balance sheets, the Company had no outstanding debt as of December 25, 2021 and December 26, 2020.
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

The revolving credit loans under the Credit Agreement, at the option of Landstar, bear interest at (i) the Eurocurrency rate plus an applicable margin ranging from 1.25% to 2.00%, or (ii) an alternate base rate plus an applicable margin ranging from 0.25% to 1.00%, in each case with the applicable margin determined based upon the Company’s Leverage Ratio, as defined in the Credit Agreement, at the end of the most recent applicable fiscal quarter for which financial statements have been delivered. The revolving credit facility bears a commitment fee, payable quarterly in arrears, of 0.25% to 0.35%, based on the Company’s Leverage Ratio at the end of the most recent applicable fiscal quarter for which financial statements have been delivered. As of December 25, 2021 and December 26, 2020, the Company had no borrowings outstanding under the Credit Agreement.
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
Landstar paid interest of $3,715,000 in fiscal year 2021, $3,915,000 in fiscal year 2020 and $4,439,000 in fiscal year 2019.
(9) Leases
Landstar’s noncancelable leases are primarily comprised of finance leases for the acquisition of new trailing equipment. Each finance lease for the acquisition of trailing equipment is a five year lease with a $1 purchase option for the applicable equipment at lease expiration. Substantially all of Landstar’s operating lease right-of-use
assets and operating lease liabilities represent leases for facilities maintained in support of the Company’s network of BCO Independent Contractors and office space used to conduct Landstar’s business. These leases do not have significant rent escalation holidays, concessions, leasehold improvement incentives or other build-out
clauses. Further, the leases do not contain contingent rent provisions. Landstar also rents certain trailing equipment to supplement the Company-owned trailer fleet under
“month-to-month”
lease terms, which are not required to be recorded on the balance sheet due to the less than twelve month lease term exemption. Sublease income is primarily comprised of weekly trailing equipment rentals to BCO Independent Contractors.
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
As most of Landstar’s operating leases do not provide an implicit rate, Landstar utilized its incremental borrowing rate based on the information available at the lease commencement date in determining the present value of the lease payments. Landstar has a centrally managed treasury function; therefore, based on the applicable lease terms and the current economic environment, the Company applies
a portfolio approach for determining the incremental borrowing rate.

The components of lease cost for finance leases and operating leases as of December 25, 2021 were (in thousands):

Finance leases:
Amortization of right-of-use assets	$21,205
Interest on lease liability	2,694

Total finance lease cost	23,899

Operating leases:
Lease cost	3,529
Variable lease cost	—
Sublease income	(5,161)

Total net operating lease income	(1,632)

Total net lease cost	$22,267

Total net operating lease income, net of rent expense under operating leases, was $1,620,000 in fiscal year 2020. Total rent expense, net of sublease rent income, under operating leases was $490,000 in fiscal year 2019.
A summary of the lease classification on
the Company’s

consolidated balance sheet as of December
25
,
2021
is as follows (in thousands):

Assets:
Operating lease right-of-use assets	Other assets	$2,051
Finance lease assets	Operating property, less accumulated depreciation and amortization	143,227

Total lease assets		$145,278

Liabilities:

The following table reconciles the undiscounted cash flows for the finance and operating leases to the finance and operating
lease liabilities recorded on the balance sheet at December 25, 2021 (in thousands):

	Finance Leases	Operating Leases
2022	$38,983	$763
2023	31,973	627
2024	22,070	522
2025	15,823	276
2026	7,668	—
Thereafter	—	—

Total future minimum lease payments	116,517	2,188
Less amount representing interest (1.6% to 4.4%)	4,713	137

Present value of minimum lease payments	$111,804	$2,051

Current maturities of long-term debt	36,561
Long-term debt, excluding current maturities	75,243
Other current liabilities		747
Deferred income taxes and other noncurrent liabilities		1,304
The weighted average remaining lease term and the weighted average discount rate for finance and operating leases as of December 25, 2021 were:

	Finance Leases	Operating Leases
Weighted average remaining lease term (years)	3.6	3.2
Weighted average discount rate	2.6%	4.0%

(10) Share-Based Payment Arrangements
As of December 25, 2021, the Company has an employee equity incentive plan, the 2011 equity incentive plan (the “2011 EIP”). The Company also has a stock compensation plan for members of its Board of Directors, the Amended and Restated 2013 Directors Stock Compensation Plan (as amended and restated as of May 17, 2016, the “2013 DSCP”). 6,000,000 shares of the Company’s Common Stock were authorized for issuance under the 2011 EIP and 115,000 shares of the Company’s Common Stock were authorized for issuance under the 2013 DSCP. The 2011 EIP and 2013 DSCP are each referred to herein as a “Plan,” and, collectively, as the “Plans.” Amounts recognized in the financial statements with respect to these Plans are as follows (in thousands):

	Fiscal Years
	2021	2020	2019
Total cost of the Plans during the period	$27,537	$4,639	$4,236
Amount of related income tax benefit recognized during the period	(7,063)	(2,114)	(4,130)

Net cost of the Plans during the period	$20,474	$2,525	$106

Included in income tax benefits recognized in the fiscal years ended December 25, 2021, December 26, 2020 and December 28, 2019 were excess tax benefits from stock-based awards of $1,057,000, $941,000 and $3,019,000, respectively.
As of December 25, 2021, there were 56,782 shares of the Company’s Common Stock reserved for issuance under the 2013 DSCP and 3,502,816 shares of the Company’s Common Stock reserved for issuance under the 2011 EIP.
Restricted Stock Units
The following table summarizes information regarding the Company’s outstanding restricted stock unit (“RSU”) awards with either a performance condition or a market condition under the Plans:

	Number of RSUs	Weighted Average Grant Date Fair Value
Outstanding at December 29, 2018	292,345	$66.31
Granted	68,820	$89.34
Shares earned in excess of target (1)	71,172	$54.78
Vested shares, including shares earned in excess of target	(226,981)	$53.27
Forfeited	(6,481)	$86.60

Outstanding at December 28, 2019	198,875	$84.37
Granted	59,967	$102.58
Shares earned in excess of target (2)	11,648	$77.00
Vested shares, including shares earned in excess of target	(76,290)	$73.44
Forfeited	(10,987)	$100.55

Outstanding at December 26, 2020	183,213	$93.44
Granted	46,342	$128.64
Shares earned in excess of target (3)	7,132	$31.97
Vested shares, including shares earned in excess of target	(24,600)	$59.85
Forfeited	(2,688)	$107.76

Outstanding at December 25, 2021	209,399	$102.90

(1)
Represents additional shares earned under both the January 27, 2015 and January 29, 2016 RSU awards as fiscal year 2018 financial results exceeded target performance level and under the May 1, 2015 RSU award as total shareholder return exceeded the target under the award.

(2)	Represents additional shares earned under the February 2, 2017 RSU awards as fiscal year 2019 financial results exceeded target performance level.
(3)	Represents shares earned in excess of target under the May 1, 2015 RSU award as total shareholder return exceeded the target under the award.
During fiscal years 2019, 2020 and 2021, the Company granted RSUs with a performance condition. During fiscal year 2019, the Company also issued RSUs with a market condition, as further described below.
RSUs with a performance condition granted on January 29, 2021 may vest on January 31 of 2024, 2025 and 2026 based on growth in operating income and
pre-tax
income per diluted share from continuing operations as compared to the results from the 2020 fiscal year, adjusted to reflect the add back of non-cash
impairment charges recorded in the Company’s 2020 fiscal year related to certain assets, primarily customer contract and related customer relationship intangible assets, held by the Company’s Mexican subsidiaries. RSUs with a performance condition granted on January 31, 2020 may vest on January 31 of 2023, 2024 and 2025. RSUs with a performance condition granted on February 1, 2019 may vest on January 31 of 2022, 2023 and 2024. RSUs with a performance condition granted on January 31, 2020 and February 1, 2019 vest based on growth in operating income and pre-tax
income per diluted share from continuing operations attributable to Landstar System, Inc. and subsidiary as compared to a base year, being the year immediately preceding the year of grant. At the time of grant, the target number of common shares available for issuance under the January 29, 2021, January 31, 2020 and February 1, 2019 grants equals 100% of the number of RSUs granted, and the maximum number of common shares available for issuance under the January 29, 2021, January 31, 2020 and February 1, 2019 grants equals 200% of the number of RSUs credited to the recipient. In the event actual results exceed the target, the number of shares that will be granted will exceed the number of RSUs granted. The fair value of an RSU with a performance condition was determined based on the market value of the Company’s Common Stock on the date of grant, discounted for lack of marketability for a minimum post-vesting holding requirement. The discount rate due to lack of marketability used for RSU award grants with a performance condition for all periods was 7%. With respect to RSU awards with a performance condition, the Company reports compensation expense over the life of the award based on an estimated number of units that will vest over the life of the award, multiplied by the fair value of an RSU at the time of grant.
During fiscal year 2019, the Company granted 9,725 RSUs that vest based on a market condition. The RSUs granted in 2019 may vest on June 30 of 2023, 2024 and 2025 based on the Company’s total shareholder return (“TSR”) compound annual growth rate over the vesting periods, adjusted to reflect dividends (if any) paid during such periods and capital adjustments as may be necessary. The maximum number of common shares available for issuance under each grant equals 150% of the number of RSUs granted. The fair value of each RSU award was determined at the time of grant based on the expected achievement of the market condition at the end of each vesting period. With respect to these RSU awards, the Company reports compensation expense ratably over the life of the award based on an estimated number of units that will vest over the life of the award, multiplied by the fair value of the RSU. Previously recognized compensation cost would be reversed only if the employee terminated employment prior to completing the requisite service period.
The Company recognized approximately $24,197,000, $1,602,000 and $1,557,000 of share-based compensation expense related to RSU awards in fiscal years 2021, 2020 and 2019, respectively. As of December 25, 2021, there was a maximum of $18.3 million of total unrecognized compensation cost related to RSU awards granted under the Plans with an expected average remaining life of approximately 3.3 years. With respect to RSU awards with a performance condition, the amount of future compensation expense to be recognized will be determined based on future operating results.
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

	Number of Shares and Deferred Stock Units	Weighted Average Grant Date Fair Value
Non-vested at December 29, 2018	55,987	$93.66
Granted	30,338	$102.76
Vested	(21,517)	$92.70

Non-vested at December 28, 2019	64,808	$98.24
Granted	26,604	$111.88
Vested	(28,621)	$98.83
Forfeited	(2,351)	$106.34

Non-vested at December 26, 2020	60,440	$103.65
Granted	26,351	$150.20
Vested	(29,055)	$104.35
Forfeited	(1,300)	$97.81

Non-vested at December 25, 2021	56,436	$125.16

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
As of December 25, 2021, there was $3,880,000 of total unrecognized compensation cost related to non-vested
shares of restricted stock and Deferred Stock Units granted under the Plans. The unrecognized compensation cost related to these non-vested
shares of restricted stock and Deferred Stock Units is expected to be recognized over a weighted average period of 1.9 years.
Stock Options
The Company did not grant any stock options during its 2019, 2020 or 2021 fiscal years. Options outstanding under the Plans generally become exercisable in either five equal annual installments commencing on the first anniversary of the date of grant or 100% on the fifth anniversary from the date of grant, subject to acceleration in certain circumstances. All options granted under the Plans expire on the tenth anniversary of the date of grant. Under the Plans, the exercise price of each option equals the fair market value of the Company’s Common Stock on the date of grant.
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
The following table summarizes information regarding the Company’s outstanding stock options under the Plans:

	Options Outstanding		Options Exercisable
	Number of Options	Weighted Average Exercise Price per Share	Number of Options	Weighted Average Exercise Price per Share
Options at December 29, 2018	89,114	$50.44	88,114	$50.35
Exercised	(44,647)	$49.64

Options at December 28, 2019	44,467	$51.24	44,467	$51.24
Exercised	(26,817)	$49.31

Options at December 26, 2020	17,650	$54.16	17,650	$54.16
Exercised	(9,080)	$52.97

Options at December 25, 2021	8,570	$55.42	8,570	$55.42

The following tables summarize stock options outstanding and exercisable at December 25, 2021:

	Options Outstanding
Range of Exercise Prices Per Share	Number Outstanding	Weighted Average Remaining Contractual Term (years)	Weighted Average Exercise Price per Share
$ 51.99 - $ 56.40	8,570	0.9	$55.42

	Options Exercisable
Range of Exercise Prices Per Share	Number Exercisable	Weighted Average Remaining Contractual Term (years)	Weighted Average Exercise Price per Share
$ 51.99 - $ 56.40	8,570	0.9	$55.42

At December 25, 2021, the total intrinsic value of options outstanding and exercisable was $1,001,000. The total intrinsic value of stock options exercised during fiscal years 2021, 2020 and 2019 was $965,000, $1,846,000 and $2,683,000, respectively.
As of December 25, 2021, there was no unrecognized compensation cost related to non-vested
stock options granted under the Plans.
Directors’ Stock Compensation Plan
Directors of the Company who are not employees of the Company (each an “Eligible Director”) are entitled under the 2013 DSCP to receive a grant of such number of restricted shares of the Company’s Common Stock or Deferred Stock Units equal to the quotient of $110,000 divided by the fair market value of a share of Common Stock on the date immediately following the date of each annual meeting of the stockholders of the Company (an “Annual Meeting”). In fiscal year 2021, 3,804 restricted shares were granted to Eligible Directors. In fiscal year 2020, 4,890 restricted shares and 978 Deferred Stock Units were granted to Eligible Directors. In fiscal year 2019, 5,240 restricted shares and 1,048 Deferred Stock Units were granted to Eligible Directors. Restricted shares and Deferred Stock Units granted in 2019, 2020 and 2021 vest on the date of the next Annual Meeting. During fiscal years 2021, 2020 and 2019, $669,000, $660,000 and $660,000, respectively, of compensation cost was recorded for the grant of these restricted shares and Deferred Stock Units.
(11) Equity
On December 7, 2021, the Landstar System, Inc. Board of Directors authorized the Company to purchase up to 1,912,824 additional shares of the Company’s Common Stock from time to time in the open market and in privately negotiated transactions. On December 9, 2019, the Landstar System, Inc. Board of Directors authorized the Company to purchase up to 1,849,068 shares of the Company’s Common Stock from time to time in the open market and in privately negotiated transactions. As of December 25, 2021, the Company had authorization to purchase in the aggregate up to 3,000,000 shares of its Common Stock under these programs. No specific expiration date has been assigned to the December 7, 2021 or December 9, 2019 authorizations. During fiscal year 2021, Landstar purchased a total of 733,854 shares of its Common Stock at a total cost of $122,722,000 pursuant to its previously announced stock purchase program.
The Company has 2,000,000 shares of preferred stock authorized and unissued.
(12) Commitments and Contingencies
At December 25, 2021, in addition to the $72,267,000 letters of credit secured by investments, Landstar had $33,170,000 of letters of credit outstanding under the Company’s Credit Agreement.
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
(13) Segment Information
Landstar markets its integrated transportation management solutions primarily through independent commission sales agents and exclusively utilizes third party capacity providers to transport customers’ freight. Landstar’s independent commission sales agents enter into contractual arrangements with the Company and are responsible for locating freight, making that freight available to Landstar’s capacity providers and coordinating the transportation of the freight with customers and capacity providers. The Company’s third party capacity providers consist of independent contractors who provide truck capacity to the Company under exclusive lease arrangements (the “BCO Independent Contractors”), unrelated trucking companies who provide truck capacity to the Company under non-exclusive
contractual arrangements (the “Truck Brokerage Carriers”), air cargo carriers, ocean cargo carriers and railroads. Through this network of agents and capacity providers linked together by Landstar’s ecosystem of digital technologies, Landstar operates an integrated transportation management solutions business primarily throughout North America with revenue of $6.5 billion during the most recently completed fiscal year. The Company reports the results of two operating segments: the transportation logistics segment and the insurance segment.

The transportation logistics segment provides a wide range of integrated transportation management solutions. Transportation services offered by the Company include truckload, less-than-truckload and other truck transportation, rail intermodal, air cargo, ocean cargo, expedited ground and air delivery of time-critical freight, heavy-haul/specialized, U.S.-Canada and U.S.-Mexico cross-border, intra-Mexico, intra-Canada, project cargo and customs brokerage. Examples of the industries serviced by the transportation logistics segment include automotive parts and assemblies, consumer durables, building products, metals, chemicals, foodstuffs, heavy machinery, retail, electronics and military equipment. In addition, the transportation logistics segment provides transportation services to other transportation companies, including third party logistics and less-than-truckload service providers. The independent commission sales agents market services provided by the transportation logistics segment. Billings for freight transportation services are typically charged to customers on a per shipment basis for the physical transportation of freight and are referred to as transportation revenue. The results of operations from Landstar Blue and Landstar Metro are presented as part of the Company’s transportation logistics segment.
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
No single customer accounted for more than 10% of the Company’s consolidated revenue in fiscal years 2021, 2020 and 2019. Substantially all of the Company’s revenue is generated in North America, primarily through customers located in the United States.

The following tables summarize information about the Company’s reportable business segments as of and for the fiscal years ending December 25, 2021, December 26, 2020 and December 28, 2019 (in thousands):

	Transportation Logistics	Insurance	Total

2021
External revenue	$6,465,711	$71,857	$6,537,568
Internal revenue		62,558	62,558
Investment income		2,857	2,857
Interest and debt expense	3,976		3,976
Depreciation and amortization	49,609		49,609
Operating income	464,282	41,386	505,668
Expenditures on long-lived assets	23,261		23,261
Goodwill	40,768		40,768
Finance lease additions	48,674		48,674
Total assets	1,736,854	308,611	2,045,465

2020
External revenue	$4,076,519	$56,462	$4,132,981
Internal revenue		54,003	54,003
Investment income		3,399	3,399
Interest and debt expense	3,953		3,953
Depreciation and amortization	45,855		45,855
Operating income	221,210	31,740	252,950
Expenditures on long-lived assets	30,626		30,626
Goodwill	40,949		40,949
Finance lease additions	31,633		31,633
Total assets	1,301,991	351,808	1,653,799

2019
External revenue	$4,028,336	$56,241	$4,084,577
Internal revenue		46,587	46,587
Investment income		5,041	5,041
Interest and debt expense	3,141		3,141
Depreciation and amortization	44,468		44,468
Operating income	258,742	40,162	298,904
Expenditures on long-lived assets	19,416		19,416
Goodwill	38,508		38,508
Finance lease additions	29,054		29,054
Total assets	1,168,944	258,767	1,427,711
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
The following table summarizes the adverse effect of the increase in the cost of insurance claims resulting from unfavorable development of prior year self-insured claims estimates on operating income, net income attributable to Landstar System, Inc. and subsidiary and earnings per share attributable to Landstar System, Inc. and subsidiary set forth in the consolidated statements of income for the fiscal years ended December 25, 2021, December 26, 2020 and December 28, 2019 (in thousands, except per share amounts):

	Fiscal Years Ended
	December 25, 2021	December 26, 2020	December 28, 2019

Operating income	$9,708	$9,196	$16,679
Net income attributable to Landstar System, Inc. and subsidiary	$7,359	$6,989	$12,683

Diluted earnings per share attributable to Landstar System, Inc. and subsidiary	$0.19	$0.18	$0.32

The unfavorable development of prior years’ claims in the fiscal year ended December 25, 2021 was primarily attributable to five claims. The unfavorable development of prior years’ claims in fiscal years ended December 26, 2020 and December 28, 2019 was attributable in each year to several specific claims as well as actuarially determined adjustments to prior year commercial trucking loss estimates.
(15) Impairment of Intangible and Other Assets
During the 2020 second fiscal quarter, the Company recorded a non-cash
impairment charge of $2,582,000 in respect of certain assets, primarily customer contract and related customer relationship intangible assets, acquired on September 20, 2017, along with substantially all of the other assets of the asset-light transportation logistics business of Fletes Avella, S.A. de C.V. (“Fletes Avella”). During the 2020 second fiscal quarter negative macroeconomic trends in Mexico during the first half of 2020, including issues in the international oil and gas sector, caused significant disruptions in the Mexican economy. Accordingly, management performed impairment tests of the carrying values of certain assets that primarily relate to intra-Mexico business acquired as a part of the Fletes Avella acquisition. The impairment tests resulted in an impairment charge of $2,582,000, as the negative macroeconomic trends in Mexico caused updated financial projections as of the end of the 2020 second quarter relating to these intangible assets to be substantially below those originally anticipated at the acquisition date. There was no corresponding goodwill impairment charge recorded as the fair value of the Company’s Mexico and cross-border reporting unit continues to significantly exceed its carrying value as of December 25, 2021.
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
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Landstar System, Inc. and subsidiary (the Company) as of December 25, 2021 and December 26, 2020, the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the fiscal years in the three-year period ended December 25, 2021, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 25, 2021 and December 26, 2020, and the results of its operations and its cash flows for each of the fiscal years in the three-year period ended December 25, 2021, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 25, 2021, based on criteria established in
Internal Control – Integrated Framework (2013)
 issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 18, 2022 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Self-insurance claims liability
As discussed in Note 1 to the consolidated financial statements, the liability for insurance claims includes the actuarially determined estimated costs of cargo, property, casualty, general liability, and workers’ compensation claims, both reported and for claims incurred but not reported, up to the Company’s retained amount per claim, which is referred to as the self-insurance claims liability. The Company’s estimated costs of insurance claims include assumptions regarding the frequency and severity of claims and are based upon the facts and circumstances known as of the applicable balance sheet date. The Company’s liability for insurance claims as of December 25, 2021 was $96,405,000, which includes the self-insurance claims liability.

We identified the evaluation of the self-insurance claims liability as a critical audit matter. Specialized skills were needed to evaluate the Company’s estimate of the self-insurance claims liability. This evaluation included assumptions related to the potential for the development in future periods of claims both reported and incurred but not reported as of the balance sheet date and the impact of those developments on the estimated liability associated with such claims. In addition, a higher degree of subjective auditor judgment was required to evaluate the Company’s estimate of the self-insurance claims liability due to the inherent uncertainty in the frequency and severity of claims.
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
February 18, 2022

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
promulgated under the Securities Exchange Act of 1934, as amended). Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of December 25, 2021 to provide reasonable assurance that information required to be disclosed by the Company in reports that it filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.
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
Management, with the participation of the Company’s principal executive and financial officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 25, 2021. This assessment was performed using the criteria established under the Internal Control-Integrated Framework (2013) established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
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
Based on the assessment performed using the criteria established by COSO, management has concluded that the Company maintained effective internal control over financial reporting as of December 25, 2021.

KPMG LLP (PCAOB ID: 185), the independent registered public accounting firm that audited the financial statements included in this Annual Report on Form
10-K
for the fiscal year ended December 25, 2021, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting. Such report appears immediately below.
(b) Attestation Report of the Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Landstar System, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Landstar System, Inc. and subsidiary’s (the Company) internal control over financial reporting as of December 25, 2021, based on criteria established in
Internal Control – Integrated Framework (2013)
 issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 25, 2021, based on criteria established in
Internal Control – Integrated Framework (2013)
 issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 25, 2021 and December 26, 2020, the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the fiscal years in the three-year period ended December 25, 2021, and the related notes (collectively, the consolidated financial statements), and our report dated February 18, 2022 expressed an unqualified opinion on those consolidated financial statements.
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
February 18, 2022

(c) Changes in Internal Control Over Financial Reporting
There were no significant changes in the Company’s internal control over financial reporting during the Company’s fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B.
Other Information
None
Item 9C.
Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

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

(3)	Exhibits

Exhibit No.	Description
(3)	Articles of Incorporation and By-Laws :

3.1	Restated Certificate of Incorporation of the Company dated March 6, 2006, including Certificate of Designation of Junior Participating Preferred Stock dated February 10, 1993. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (Commission File No. 0-21238))

3.2	The Company’s Bylaws, as amended and restated on February 21, 2011. (Incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for fiscal year ended December 25, 2010 (Commission File No. 0-21238))

(4)	Instruments defining the rights of security holders, including indentures:

4.1 P	Specimen of Common Stock Certificate. (Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 33-57174))

4.2	Description of Securities (Incorporated by reference to Exhibit 4.4 to the Registrant’s Annual Report on Form 10-K for fiscal year ended December 28, 2019 (Commission File No. 0-21238))

(10)	Material contracts:

10.1+	Amended and Restated Credit Agreement, dated as of August 18, 2020, among Landstar System Holdings, Inc., the Company, the lenders named therein, and JPMorgan Chase Bank, N.A. as Administrative Agent (including exhibits and schedules thereto). (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on August 24, 2020 (Commission File No. 0-21238))

10.2+	Landstar System, Inc. Executive Incentive Compensation Plan (Incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement filed on April 11, 2017 (Commission File No. 0-21238))

10.3+	Landstar System, Inc. Supplemental Executive Retirement Plan, as amended and restated as of January 1, 2015 (Incorporated by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 27, 2014 (Commission File No. 0-21238))

10.4+	First Amendment, dated as of November 1, 2018, to the Landstar System, Inc. Supplemental Executive Retirement Plan (as amended and restated as of January 1, 2015) (Incorporated by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 29, 2018 (Commission File No. 0-21238))

10.5+	Landstar System, Inc. 2011 Equity Incentive Plan, as amended through December 2, 2015, (Incorporated by reference to Appendix B to the Registrant’s Definitive Proxy Statement filed on April 5, 2016 (Commission File No. 0-21238))

10.6+	Landstar System, Inc. Amended and Restated 2013 Directors Stock Compensation Plan (Incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement filed on April 5, 2016 (Commission File No. 0-21238))

10.7+	Form of Indemnification Agreement between the Company and directors and Executive Officers of the Company (Incorporated by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 27, 2003 (Commission File No. 0-21238))

10.8+	Form of Key Executive Employment Protection Agreement between Landstar System, Inc. and Executive Officers of the Company, in the form as amended as of December 26, 2015, (Incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K for fiscal year ended December 26, 2015 (Commission File No. 0-21238))

10.9+	Total Shareholder Return Performance Related Stock Award Agreement, dated May 1, 2015, between Landstar System, Inc. and James B. Gattoni (Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on March 19, 2015 (Commission File No. 0-21238))

10.10+	Total Shareholder Return Performance Related Stock Award Agreement, between Landstar System, Inc. and James B. Gattoni, dated April 24, 2018 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 25, 2018 (Commission File No. 0-21238))

10.11+	Letter Agreement, dated May 20, 2021, between Landstar System, Inc. and Federico L. Pensotti (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 10-Q filed on July 30, 2021 (Commission File No. 0-21238))

(21)	Subsidiaries of the Registrant:

21.1*	List of Subsidiaries of the Registrant

(23)	Consents of experts and counsel:

23.1*	Consent of KPMG LLP as Independent Registered Public Accounting Firm

(24)	Power of attorney:

24.1*	Powers of Attorney

(31)	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002:

31.1*	Chief Executive Officer certification, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Chief Financial Officer certification, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32)	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002:

32.1**	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	The following materials from the Company’s Annual Report on Form
10-K
for the fiscal year ended December 25, 2021, formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Changes in Equity, (vi) Notes to Consolidated Financial Statements, and (vii) Financial Statement Schedule.

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

Date: February 18, 2022	LANDSTAR SYSTEM, INC.

	By:	/s/ JAMES B. GATTONI
James B. Gattoni
President and Chief Executive Officer

	By:	/s/ FEDERICO L. PENSOTTI
Federico L. Pensotti
Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JAMES B. GATTONI James B. Gattoni	President and Chief Executive Officer; Principal Executive Officer; Director	February 18, 2022

/s/ FEDERICO L. PENSOTTI Federico L. Pensotti	Vice President and Chief Financial Officer; Principal Financial Officer and Principal Accounting Officer	February 18, 2022

* Homaira Akbari	Director	February 18, 2022

* David G. Bannister	Director	February 18, 2022

* Diana M. Murphy	Chairman of the Board	February 18, 2022

* Anthony J. Orlando	Director	February 18, 2022

* George P. Scanlon	Director	February 18, 2022

* Larry J. Thoele	Director	February 18, 2022

By:	/s/ MICHAEL K. KNELLER
Michael K. Kneller
Attorney In Fact*