Form 10-Q
period 2022-03-26
LANDSTAR SYSTEM INC
filed 2022-04-29
CIK 853816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended
March
26, 2022
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
of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of the close of business on April 18, 2022 was 37,127,333.

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

10-01

of Regulation

S-X

and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the thirteen weeks ended March 26, 2022 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 2022.
These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s 2021 Annual Report on Form

10-K.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)
(Unaudited)

	March 26, 2022	December 25, 2021
ASSETS
Current Assets
Cash and cash equivalents	$146,025	$215,522
Short-term investments	35,679	35,778
Trade accounts receivable, less allowance of $7,940 and $7,074	1,223,123	1,154,314
Other receivables, including advances to independent contractors, less allowance of $8,838 and $8,125	123,231	101,124
Other current assets	10,441	16,162

Total current assets	1,538,499	1,522,900

Operating property, less accumulated depreciation and amortization of $356,988 and $344,099	307,044	317,386
Goodwill	40,945	40,768
Other assets	159,325	164,411

Total assets	$2,045,813	$2,045,465

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Cash overdraft	$96,215	$116,478
Accounts payable	626,337	604,130
Current maturities of long-term debt	34,983	36,561
Insurance claims	52,644	46,896
Dividends payable	—	75,387
Accrued income taxes	50,280	18,403
Other current liabilities	89,793	112,128

Total current liabilities	950,252	1,009,983

Long-term debt, excluding current maturities	137,289	75,243
Insurance claims	51,132	49,509
Deferred income taxes and other noncurrent liabilities	50,991	48,720

Shareholders’ Equity
Common stock, $0.01 par value, authorized 160,000,000 shares, issued 68,370,151 and 68,232,975 shares	684	682
Additional paid-in capital	248,230	255,148
Retained earnings	2,432,699	2,317,184
Cost of 31,242,818 and 30,539,235 shares of common stock in treasury	(1,816,149)	(1,705,601)
Accumulated other comprehensive loss	(9,315)	(5,403)

Total shareholders’ equity	856,149	862,010

Total liabilities and shareholders’ equity	$2,045,813	$2,045,465

See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share amounts)
(Unaudited)

	Thirteen Weeks Ended
	March 26, 2022	March 27, 2021
Revenue	$1,970,599	$1,287,534
Investment income	721	684
Costs and expenses:
Purchased transportation	1,550,330	998,285
Commissions to agents	149,778	100,009
Other operating costs, net of gains on asset sales/dispositions	11,141	7,642
Insurance and claims	30,768	21,505
Selling, general and administrative	52,713	45,408
Depreciation and amortization	13,757	12,101

Total costs and expenses	1,808,487	1,184,950

Operating income	162,833	103,268
Interest and debt expense	1,123	1,042

Income before income taxes	161,710	102,226
Income taxes	36,871	24,986

Net income	$124,839	$77,240

Diluted earnings per share	$3.34	$2.01

Average diluted shares outstanding	37,418,000	38,404,000

Dividends per common share	$0.25	$0.21

See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(Unaudited)

	Thirteen Weeks Ended
	March 26, 2022	March 27, 202 2
Net income	$124,839	$77,240
Other comprehensive loss:
Unrealized holding losses on available-for-sale investments, net of tax benefits of $1,421 and $147	(5,187)	(534)
Foreign currency translation gains (losses)	1,275	(420)

Other comprehensive loss	(3,912)	(954)

Comprehensive income	$120,927	$76,286

See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Thirteen Weeks Ended
	March 26, 2022	March 27, 2021
OPERATING ACTIVITIES
Net income	$124,839	$77,240
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,757	12,101
Non-cash interest charges	112	112
Provisions for losses on trade and other accounts receivable	2,626	547
Gains on sales/disposals of operating property	(165)	(24)
Deferred income taxes, net	1,324	(1,110)
Stock-based compensation	1,995	4,029
Changes in operating assets and liabilities:
(Increase) decrease in trade and other accounts receivable	(93,542)	33,440
Decrease in other assets	2,531	6,175
Increase in accounts payable	22,207	33,935
Increase in other liabilities	11,910	13,008
Increase (decrease) in insurance claims	7,371	(109,562)

NET CASH PROVIDED BY OPERATING ACTIVITIES	94,965	69,891

INVESTING ACTIVITIES
Sales and maturities of investments	12,420	7,957
Purchases of investments	(13,428)	(8,716)
Purchases of operating property	(3,609)	(4,076)
Proceeds from sales of operating property	643	500

NET CASH USED BY INVESTING ACTIVITIES	(3,974)	(4,335)

FINANCING ACTIVITIES
(Decrease) increase in cash overdraft	(20,263)	6
Dividends paid	(84,711)	(84,837)
Proceeds from exercises of stock options	56	77
Taxes paid in lieu of shares issued related to stock-based compensation plans	(10,183)	(1,241)
Borrowings on revolving credit facility	70,000	—
Purchases of common stock	(109,332)	—
Principal payments on finance lease obligations	(9,532)	(9,778)

NET CASH USED BY FINANCING ACTIVITIES	(163,965)	(95,773)

Effect of exchange rate changes on cash and cash equivalents	815	252

Decrease in cash, cash equivalents and restricted cash	(72,159)	(29,965)
Cash, cash equivalents and restricted cash at beginning of period	219,571	249,354

Cash, cash equivalents and restricted cash at end of period	$147,412	$219,389

See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Thirteen Weeks Ended March 26, 2022 and March 27, 2021
(Dollars in thousands)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock at Cost		Accumulated Other Comprehensive Loss	Total
	Shares	Amount			Shares	Amount
Balance December 25, 2021	68,232,975	$682	$255,148	$2,317,184	30,539,235	$(1,705,601)	$(5,403)	$862,010
Net income				124,839				124,839
Dividends ($0.25 per share)				(9,324)				(9,324)
Purchases of common stock					693,550	(109,332)		(109,332)
Issuance of stock related to stock-based compensation plans	137,176	2	(8,913)		10,033	(1,216)		(10,127)
Stock-based compensation			1,995					1,995
Other comprehensive loss							(3,912)	(3,912)

Balance March 26, 2022	68,370,151	$684	$248,230	$2,432,699	31,242,818	$(1,816,149)	$(9,315)	$856,149

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock at Cost		Accumulated Other Comprehensive Loss	Total
	Shares	Amount			Shares	Amount
Balance December 26, 2020	68,183,702	$682	$228,875	$2,046,238	29,797,639	$(1,581,961)	$(1,999)	$691,835
Net income				77,240				77,240
Dividends ($0.21 per share)				(8,067)				(8,067)
Issuance of stock related to stock-based compensation plans	28,594	—	(307)		6,087	(857)		(1,164)
Stock-based compensation			4,029					4,029
Other comprehensive loss							(954)	(954)

Balance March 27, 2021	68,212,296	$682	$232,597	$2,115,411	29,803,726	$(1,582,818)	$(2,953)	$762,919

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
Revenue from Contracts with Customers – Disaggregation of Revenue
The following table summarizes (i) the percentage of consolidated revenue generated by mode of transportation and (ii) the total amount of truck transportation revenue hauled by BCO Independent Contractors and Truck Brokerage Carriers generated by equipment type during the thirteen-week periods ended March 26, 2022 and March 27, 2021 (dollars in thousands):

	Thirteen Weeks Ended
Mode	March 26, 2022	March 27, 2021
Truck – BCO Independent Contractors	37%	44%
Truck – Truck Brokerage Carriers	52%	49%
Rail intermodal	2%	2%
Ocean and air cargo carriers	8%	4%

Truck Equipment Type
Van equipment	$1,081,206	$729,402
Unsided/platform equipment	$408,757	$297,485
Less-than-truckload	$33,720	$25,670
Other truck transportation (1)	$227,601	$140,932

(1)
Includes power-only, expedited, straight truck, cargo van, and miscellaneous other truck transportation revenue generated by the transportation logistics segment. Power-only refers to shipments where the Company furnishes a power unit and an operator but not trailing equipment, which is typically provided by the shipper or consignee.

(2)	Share-based Payment Arrangements
As of March 26, 2022, the Company has an employee equity incentive plan, the 2011 equity incentive plan (the “2011 EIP”). The Company also has a stock compensation plan for members of its Board of Directors, the Amended and Restated 2013 Directors Stock Compensation Plan (as amended and restated as of May 17, 2016, the “2013 DSCP”). 6,000,000 shares of the Company’s common stock were authorized for issuance under the 2011 EIP and 115,000 shares of the Company’s common stock were authorized for issuance under the 2013 DSCP. The 2011 EIP and 2013 DSCP are each referred to herein as a “Plan,” and, collectively, as the “Plans.” Amounts recognized in the financial statements with respect to these Plans are as follows (in thousands):

	Thirteen Weeks Ended
	March 26, 2022	March 27, 2021
Total cost of the Plans during the period	$1,995	$4,029
Amount of related income tax benefit recognized during the period	(3,360)	(1,341)

Net cost of the Plans during the period	$(1,365)	$2,688

Included in income tax benefits recognized in the thirteen-week periods ended March 26, 2022 and March 27, 2021 were excess tax benefits from stock-based awards of $2,869,000 and $343,000, respectively.
As of March 26, 2022, there were 56,502 shares of the Company’s common stock reserved for issuance under the 2013 DSCP and 3,230,826 shares of the Company’s common stock reserved for issuance under the 2011 EIP.
Restricted Stock Units
The following table summarizes information regarding the Company’s outstanding restricted stock unit (“RSU”) awards with either a performance condition or a market condition under the Plans:

	Number of RSUs	Weighted Average Grant Date Fair Value
Outstanding at December 25, 2021	209,399	$102.90
Granted	49,405	$139.78
Shares earned in excess of target (1)	91,497	$92.58
Vested shares, including shares earned in excess of target	(174,366)	$96.14
Forfeited	(15,044)	$103.31

Outstanding at March 26, 2022	160,891	$115.64

(1)	Represents additional shares earned under each of the February 2, 2017; February 2, 2018 and February 1, 2019 RSU awards as fiscal year 2021 financial results exceeded target performance level.
During the thirteen-week period ended March 26, 2022, the Company granted RSUs with a performance condition. Outstanding RSUs at both December 25, 2021 and March 26, 2022 include RSUs with a performance condition and RSUs with a market condition, as further described below and in the Company’s 2021 Annual Report on Form
10-K.
RSUs with a performance condition granted on January 28, 2022 may vest on January 31 of 2025, 2026 and 2027 based on growth in operating income and pre-tax
income per diluted share from continuing operations as compared to the results from the 2021 fiscal year.
The Company recognized approximately $
1,301,000 and $3,223,000 of share-based compensation expense related to RSU awards in the thirteen-week periods ended March 26, 2022 and March 27, 2021, respectively. As of March 26, 2022, there was a maximum of $27.3 million of total unrecognized compensation cost related to RSU awards granted under the Plans with an expected average remaining life of approximately 3.9 years. With respect to RSU awards with a performance condition, the amount of future compensation expense to be recognized will be determined based on future operating results.

Non-vested
Restricted Stock and Deferred Stock Units
The following table summarizes information regarding the Company’s outstanding shares of non-vested
restricted stock and Deferred Stock Units (defined below) under the Plans:

	Number of Shares and Deferred Stock Units	Weighted Average Grant Date Fair Value
Non-vested at December 25, 2021	56,436	$125.16
Granted	17,008	$152.44
Vested	(21,500)	$110.16
Forfeited	(2,302)	$108.59

Non-vested at March 26, 2022	49,642	$141.77

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
As of March 26, 2022, there was $5,555,000 of total unrecognized compensation cost related to non-vested
shares of restricted stock and Deferred Stock Units granted under the Plans. The unrecognized compensation cost related to these non-vested
shares of restricted stock and Deferred Stock Units is expected to be recognized over a weighted average period of 2.4 years.
Stock Options
The following table summarizes information regarding the Company’s outstanding stock options under the Plans:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (000s)
Options outstanding at December 25, 2021	8,570	$55.42
Exercised	(3,500)	$54.01

Options outstanding at March 26, 2022	5,070	$56.40	0.8	$495

Options exercisable at March 26, 2022	5,070	$56.40	0.8	$495

The total intrinsic value of stock options exercised during the thirteen-week periods ended March 26, 2022 and March 27, 2021 was $369,000 and $521,000, respectively.
As of March 26, 2022, there was no unrecognized compensation cost related to stock options granted under the Plans.

(3)	Income Taxes
The provisions for income taxes for the 2022 and 2021 thirteen-week periods were based on an estimated annual effective income tax rate of 24.5% and 24.4
%, respectively, adjusted for discrete events, such as benefits resulting from stock-based awards. The estimated annual effective income tax rate was higher than the statutory federal income tax rate of 21
% in both periods primarily attributable to state taxes and
non-deductible
executive compensation. The effective income tax rate for the 2022 thirteen-week period w as 22.8
%, which was lower than the estimated annual effective income tax rate of 24.5%, primarily attributable to excess tax benefits realized on stock-based awards. The effective income tax rate for the 2021 thirteen-week period o
f 24.4
% was equal to the estimated annual effective income tax rate during the 2021 period.

(4)	Earnings Per Share
Earnings per common share are based on the weighted average number of shares outstanding, including outstanding non-vested
restricted stock and outstanding Deferred Stock Units. Diluted earnings per share are based on the weighted average number of common shares and Deferred Stock Units outstanding plus the incremental shares that would have been outstanding upon the assumed exercise of all dilutive stock options. During the 2022 and 2021 thirteen-week periods, in reference to the determination of diluted earnings per share, the future compensation cost attributable to outstanding shares of non-vested
restricted stock exceeded the impact of incremental shares that would have been outstanding upon the assumed exercise of all dilutive stock options.
For each of the thirteen-week periods ended March 26, 2022 and March 27, 2021, no options outstanding to purchase shares of common stock were antidilutive. Outstanding RSUs were excluded from the calculation of diluted earnings per share for all periods because the performance metric requirements or market condition for vesting had not been satisfied.

(5)	Additional Cash Flow Information
During the 2022 thirteen-week period, Landstar paid income taxes and interest of $2,031,000 and $1,029,000, respectively. During the 2021 thirteen-week period, Landstar paid income taxes and interest of $353,000 and $983,000, respectively. Landstar did not acquire any operating property by entering into finance leases in either the 2022 or 2021 thirteen-week periods.

(6)	Segment Information
The following table summarizes information about the Company’s reportable business segments as of and for the thirteen-week periods ended March 26, 2022 and March 27, 2021 (in thousands):

	Thirteen Weeks Ended
	March 26, 2022			March 27, 2021
	Transportation Logistics	Insurance	Total	Transportation Logistics	Insurance	Total
External revenue	$1,951,339	$19,260	$1,970,599	$1,270,499	$17,035	$1,287,534
Internal revenue		12,884	12,884		9,534	9,534
Investment income		721	721		684	684
Operating income	151,946	10,887	162,833	89,732	13,536	103,268
Expenditures on long-lived assets	3,609		3,609	4,076		4,076
Goodwill	40,945		40,945	40,732		40,732
In the thirteen-week periods ended March 26, 2022 and March 27, 2021, no single customer accounted for more than 10% of the Company’s consolidated revenue.

(7)	Other Comprehensive Income
The following table presents the components of and changes in accumulated other comprehensive income (loss), net of related income taxes, as of and for the thirteen-week period ended March 26, 2022 (in thousands):

	Unrealized Holding Gains (Losses) on Available-for-Sale Securities	Foreign Currency Translation	Total
Balance as of December 25, 2021	$113	$(5,516)	$(5,403)
Other comprehensive (loss) income	(5,187)	1,275	(3,912)

Balance as of March 26, 2022	$(5,074)	$(4,241)	$(9,315)

Amounts reclassified from accumulated other comprehensive income to investment income due to the realization of previously unrealized gains and losses in the accompanying consolidated statements of income were not significant for the thirteen-week period ended March 26, 2022.

(8)	Investments
Investments include primarily investment-grade corporate bonds and asset-backed securities having maturities of up to five years (the “bond portfolio”) and money market investments. Investments in the bond portfolio are reported as available-for-sale
and are carried at fair value. Investments maturing less than one year from the balance sheet date are included in short-term investments and investments maturing more than one year from the balance sheet date are included in other assets in the consolidated balance sheets. Management performs an analysis of the nature of the unrealized losses on available-for-sale
investments to determine whether an allowance for credit loss is necessary. Unrealized losses, representing the excess of the purchase price of an investment over its fair value as of the end of a period, considered to be a result of credit-related factors, are to be included as a charge in the statement of income, while unrealized losses considered to be a result of noncredit-related factors are to be included as a component of shareholders’ equity. Investments whose values are based on quoted market prices in active markets are classified within Level 1. Investments that trade in markets that are not considered to be active, but are valued based on quoted market prices, are classified within Level 2. As Level 2 investments include positions that are not traded in active markets, valuations may be adjusted to reflect illiquidity and/or non-transferability,
which are generally based on available market information. Any transfers between levels are recognized as of the beginning of any reporting period. Fair value of the bond portfolio was determined using Level 1 inputs related to U.S. Treasury obligations and money market investments and Level 2 inputs related to investment-grade corporate bonds, asset-backed securities and direct obligations of government agencies. Unrealized losses, net of unrealized gains, on the investments in the bond portfolio were $6,464,000 at March 26, 2022, while unrealized gains, net of unrealized losses, on the investments in the bond portfolio were $144,000 at December 25, 2021.
The amortized cost and fair values of
available-for-sale
investments are as follows at March 26, 2022 and December 25, 2021 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 26, 2022
Money market investments	$14,913	$—	$—	$14,913
Asset-backed securities	21,259	—	1,435	19,824
Corporate bonds and direct obligations of government agencies	133,645	212	5,203	128,654
U.S. Treasury obligations	2,342	—	38	2,304

Total	$172,159	$212	$6,676	$165,695

December 25, 2021
Money market investments	$8,750	$—	$—	$8,750
Asset-backed securities	22,441	—	346	22,095
Corporate bonds and direct obligations of government agencies	137,916	1,406	966	138,356
U.S. Treasury obligations	2,342	50	—	2,392

Total	$171,449	$1,456	$1,312	$171,593

For those
available-for-sale
investments with unrealized losses at March 26, 2022 and December 25, 2021, the following table summarizes the duration of the unrealized loss (in thousands):

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
March 26, 2022
Asset-backed securities	$19,824	$1,435	$—	$—	$19,824	$1,435
Corporate bonds and direct obligations of government agencies	96,962	4,768	4,147	435	101,109	5,203
U.S. Treasury obligations	2,304	38	—	—	2,304	38

Total	$119,090	$6,241	$4,147	$435	$123,237	$6,676

December 25, 2021
Asset-backed securities	$22,095	$346	$—	$—	$22,095	$346
Corporate bonds and direct obligations of government agencies	72,526	966	—	—	72,526	966

Total	$94,621	$1,312	$—	$—	$94,621	$1,312

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

The components
of lease cost for finance leases and operating leases for the thirteen weeks ended March 26, 2022 were (in thousands):

Finance leases:
Amortization of right-of-use assets	$5,327
Interest on lease liability	700

Total finance lease cost	6,027

Operating leases:
Lease cost	926
Variable lease cost	—
Sublease income	(1,213)

Total net operating lease income	(287)

Total net lease cost	$5,740

A summary of the lease classification on our consolidated balance sheet as of March 26, 2022 is as follows (in thousands):
Assets:

Operating lease right-of-use assets	Other assets	$1,916
Finance lease assets	Operating property, less accumulated depreciation and amortization	137,818

Total lease assets		$139,734

Liabilities:
The following table reconciles the undiscounted cash flows for the finance and operating leases to the finance and operating lease liabilities recorded on the balance sheet at March 26, 2022 (in thousands):

	Finance Leases	Operating Leases
2022 Remainder	$28,777	$583
2023	31,916	638
2024	22,045	534
2025	15,820	282
2026	7,668	—
Thereafter	—	—

Total future minimum lease payments	106,226	2,037
Less amount representing interest (1.6% to 4.4%)	3,954	121

Present value of minimum lease payments	$102,272	$1,916

Current maturities of long-term debt	34,983
Long-term debt, excluding current maturities	67,289
Other current liabilities		744
Deferred income taxes and other noncurrent liabilities		1,172
The weighted average remaining lease term and the weighted average discount rate for finance and operating leases as of March 26, 2022 were:

	Finance Leases	Operating Leases
Weighted average remaining lease term (years)	3.4	3.4
Weighted average discount rate	2.5%	4.0%

(10)	Debt
In addition to the finance lease obligations as presented on the consolidated balance sheets, the Company had
$70,000,000
in outstanding debt as of March 26, 2022, consisting of borrowings under the Company’s revolving credit facility. The Company had no

borrowings under the revolving credit facility as of December 25, 2021.
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
The revolving credit loans under the Credit Agreement, at the option of Landstar, bear interest at (i) the Eurocurrency rate plus an applicable margin ranging from 1.25% to 2.00%, or (ii) an alternate base rate plus an applicable margin ranging from 0.25% to 1.00%, in each case with the applicable margin determined based upon the Company’s Leverage Ratio, as defined in the Credit Agreement, at the end of the most recent applicable fiscal quarter for which financial statements have been delivered. The revolving credit facility bears a commitment fee, payable quarterly in arrears, of 0.25% to 0.35%, based on the Company’s Leverage Ratio at the end of the most recent applicable fiscal quarter for which financial statements have been delivered. As of March 26, 2022, the weighted average interest rate on borrowings outstanding was 1.66%.
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
Short-term investments include $34,292,000 in current maturities of investments and $1,387,000 in restricted cash held by the Company’s insurance segment at March 26, 2022. The non-current
portion of the bond portfolio of $131,403,000 is included in other assets. The short-term investments, together with $44,463,000 of non-current
investments, provide collateral for the $72,267,000 of letters of credit issued to guarantee payment of insurance claims. As of March 26, 2022, Landstar also had $33,170,000 of additional letters of credit outstanding under the Company’s Credit Agreement.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the interim consolidated financial statements and notes thereto included herein, and with the Company’s audited financial statements and notes thereto for the fiscal year ended December 25, 2021 and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 2021 Annual Report on Form
10-K.
FORWARD-LOOKING STATEMENTS
The following is a “safe harbor” statement under the Private Securities Litigation Reform Act of 1995. Statements contained in this document that are not based on historical facts are “forward-looking statements.” This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Form
10-Q
contain forward-looking statements, such as statements which relate to Landstar’s business objectives, plans, strategies and expectations. Terms such as “anticipates,” “believes,” “estimates,” “intention,” “expects,” “plans,” “predicts,” “may,” “should,” “could,” “will,” the negative thereof and similar expressions are intended to identify forward-looking statements. Such statements are by nature subject to uncertainties and risks, including but not limited to: the impact of the Russian conflict with Ukraine on the operations of certain independent commission sales agents, including the Company’s largest such agent by revenue in the 2021 fiscal year; the impact of the coronavirus
(COVID-19)
pandemic; an increase in the frequency or severity of accidents or other claims; unfavorable development of existing accident claims; dependence on third party insurance companies; dependence on independent commission sales agents; dependence on third party capacity providers; decreased demand for transportation services; U.S. foreign trade relationships; substantial industry competition; disruptions or failures in the Company’s computer systems; cyber and other information security incidents; dependence on key vendors; changes in fuel taxes; status of independent contractors; regulatory and legislative changes; regulations focused on diesel emissions and other air quality matters; intellectual property; and other operational, financial or legal risks or uncertainties detailed in Landstar’s Form
10-K
for the 2021 fiscal year, described in Item 1A “Risk Factors”, in this report or in Landstar’s other Securities and Exchange Commission filings from time to time. These risks and uncertainties could cause actual results or events to differ materially from historical results or those anticipated. Investors should not place undue reliance on such forward-looking statements and the Company undertakes no obligation to publicly update or revise any forward-looking statements.

Introduction
Landstar System, Inc. and its subsidiary, Landstar System Holdings, Inc. (collectively referred to herein with their subsidiaries and other affiliated companies as “Landstar” or the “Company”), is a worldwide technology-enabled, asset-light provider of integrated transportation management solutions. The Company offers services to its customers across multiple transportation modes, with the ability to arrange for individual shipments of freight to comprehensive third party logistics solutions to meet all of a customer’s transportation needs. Landstar provides services principally throughout the United States and to a lesser extent in Canada and Mexico, and between the United States and Canada, Mexico and other countries around the world. The Company’s services emphasize safety, information coordination and customer service and are delivered through a network of over 1,200 independent commission sales agents and over 108,000 third party capacity providers, primarily truck capacity providers, linked together by a series of digital technologies which are provided and coordinated by the Company. The nature of the Company’s business is such that a significant portion of its operating costs varies directly with revenue.
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
The transportation logistics segment provides a wide range of integrated transportation management solutions. Transportation services are provided by Landstar’s “Operating Subsidiaries”: Landstar Ranger, Inc., Landstar Inway, Inc., Landstar Ligon, Inc., Landstar Gemini, Inc., Landstar Transportation Logistics, Inc., Landstar Global Logistics, Inc., Landstar Express America, Inc., Landstar Canada, Inc.,

Landstar Metro, S.A.P.I. de C.V., and as further described below, Landstar Blue. Transportation services offered by the Company include truckload and less-than-truckload transportation and other truck transportation, rail intermodal, air cargo, ocean cargo, expedited ground and air delivery of time-critical freight, heavy-haul/specialized, U.S.-Canada and U.S.-Mexico cross-border, intra-Mexico, intra-Canada, project cargo and customs brokerage. Examples of the industries serviced by the transportation logistics segment include automotive parts and assemblies, consumer durables, building products, metals, chemicals, foodstuffs, heavy machinery, retail, electronics and military equipment. In addition, the transportation logistics segment provides transportation services to other transportation companies, including third party logistics and less-than-truckload service providers. The independent commission sales agents market services provided by the transportation logistics segment. Billings for freight transportation services are typically charged to customers on a per shipment basis for the physical transportation of freight and are referred to as transportation revenue. During the thirteen weeks ended March 26, 2022, revenue generated by BCO Independent Contractors, Truck Brokerage Carriers and railroads represented approximately 37%, 52% and 2%, respectively, of the Company’s consolidated revenue. Collectively, revenue generated by air and ocean cargo carriers represented approximately 8% of the Company’s consolidated revenue in the thirteen-week period ended March 26, 2022.
On May 6, 2020, the Company formed a new subsidiary that was subsequently renamed Landstar Blue, LLC (“Landstar Blue”). Landstar Blue arranges truckload brokerage services with a focus on the contract services market. Landstar Blue also helps the Company to develop and test digital technologies and processes for the benefit of all Landstar independent commission sales agents. On June 15, 2020, Landstar Blue completed the acquisition of an independent agent of the Company whose business focused on truckload brokerage services. The results of operations from Landstar Blue are presented as part of the Company’s transportation logistics segment. Revenue from Landstar Blue represented less than 1% of the Company’s transportation logistics segment revenue in the thirteen-week period ended March 26, 2022.
The insurance segment is comprised of Signature Insurance Company (“Signature”), a wholly owned offshore insurance subsidiary, and Risk Management Claim Services, Inc. The insurance segment provides risk and claims management services to certain of Landstar’s operating subsidiaries. In addition, it reinsures certain risks of the Company’s BCO Independent Contractors and provides certain property and casualty insurance directly to certain of Landstar’s operating subsidiaries. Revenue at the insurance segment represents reinsurance premiums from third party insurance companies that provide insurance programs to BCO Independent Contractors where all or a portion of the risk is ultimately borne by Signature. Revenue at the insurance segment represented approximately 1% of the Company’s consolidated revenue for the thirteen-week period ended Mar ch 26, 2022.
Changes in Financial Condition and Results of Operati
ons
Management believes the Company’s success principally depends on its ability to generate freight revenue through its network of independent commission sales agents and to deliver freight safely and efficiently utilizing third party capacity providers. Management believes the most significant factors to the Company’s success include increasing revenue, sourcing capacity, empowering its network through technology-based tools and controlling costs, including insurance and claims.

Revenue
While customer demand, which is subject to overall economic conditions, ultimately drives increases or decreases in revenue, the Company primarily relies on its independent commission sales agents to establish customer relationships and generate revenue opportunities. Management’s emphasis with respect to revenue growth is on revenue generated by independent commission sales agents who on an annual basis generate $1 million or more of Landstar revenue (“Million Dollar Agents”). Management believes future revenue growth is primarily dependent on its ability to increase both the revenue generated by Million Dollar Agents and the number of Million Dollar Agents through a combination of recruiting new agents, increasing the revenue opportunities generated by existing independent commission sales agents and providing its independent commission sales agents with digital technologies they may use to grow revenue and increase efficiencies at their businesses. During the 2021 fiscal year, 593 independent commission sales agents generated $1 million or more of Landstar revenue and thus qualified as Million Dollar Agents. During the 2021 fiscal year, the average revenue generated by a Million Dollar Agent was $6,150,000 and revenue generated by Million Dollar Agents in the aggregate represented 94% of consolidated revenue.

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

	Thirteen Weeks Ended
	March 26, 2022	March 27, 2021
Revenue generated through (in thousands):
Truck transportation
Truckload:
Van equipment	$1,081,206	$729,402
Unsided/platform equipment	408,757	297,485
Less-than-truckload	33,720	25,670
Other truck transportation (1)	227,601	140,932

Total truck transportation	1,751,284	1,193,489
Rail intermodal	42,688	31,708
Ocean and air cargo carriers	152,057	47,600
Other (2)	24,750	14,737

	$1,970,599	$1,287,534

Revenue on loads hauled via BCO Independent Contractors included in total truck transportation	$727,574	$560,114

Number of loads:
Truck transportation
Truckload:
Van equipment	376,268	321,212
Unsided/platform equipment	131,829	114,263
Less-than-truckload	47,843	40,692
Other truck transportation (1)	85,930	59,663

Total truck transportation	641,870	535,830
Rail intermodal	12,630	11,700
Ocean and air cargo carriers	11,560	9,230

	666,060	556,760

Loads hauled via BCO Independent Contractors included in total truck transportation	262,240	245,950

Revenue per load:
Truck transportation
Truckload:
Van equipment	$2,873	$2,271
Unsided/platform equipment	3,101	2,604
Less-than-truckload	705	631
Other truck transportation (1)	2,649	2,362
Total truck transportation	2,728	2,227
Rail intermodal	3,380	2,710
Ocean and air cargo carriers	13,154	5,157

Revenue per load on loads hauled via BCO Independent Contractors	$2,774	$2,277

Revenue by capacity type (as a % of total revenue):
Truck capacity providers:
BCO Independent Contractors	37%	44%
Truck Brokerage Carriers	52%	49%
Rail intermodal	2%	2%
Ocean and air cargo carriers	8%	4%
Other	1%	1%

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
Expenses
Purchased transportation
Also critical to the Company’s success is its ability to secure capacity, particularly truck capacity, at rates that allow the Company to profitably transport customers’ freight. The following table summarizes the number of available truck capacity providers on the dates indicated:

	March 26, 2022	March 27, 2021
BCO Independent Contractors	11,089	10,498
Truck Brokerage Carriers:
Approved and active (1)	68,859	49,538
Other approved	28,094	23,246

	96,953	72,784

Total available truck capacity providers	108,042	83,282

Trucks provided by BCO Independent Contractors	11,935	11,268

(1)	Active refers to Truck Brokerage Carriers who moved at least one load in the 180 days immediately preceding the fiscal quarter end.
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
The Company also maintains third party insurance arrangements providing excess coverage for commercial trucking liabilities in excess of $10 million. These third party arrangements provide coverage on a per occurrence or aggregated basis. In recent years, there has been a significant increase in the occurrence of trials in courts throughout the United States involving catastrophic injury and fatality claims against commercial motor carriers that have resulted in verdicts in excess of $10 million. Within the transportation logistics industry, these verdicts are often referred to as “Nuclear Verdicts.” The increase in Nuclear Verdicts has had a significant impact on the cost of commercial auto liability claims throughout the United States. Due to the increasing cost of commercial auto liability claims, the availability of excess coverage has significantly decreased, and the pricing associated with such excess coverage, to the extent available, has significantly increased. With respect to the annual policy year ended April 30, 2021, as compared to the annual policy year ended April 30, 2020, the Company experienced an increase of approximately $14 million, or over 170%, in the premiums charged by third party insurance companies to the Company for excess coverage for commercial trucking liabilities in excess of $10 million. Effective May 1, 2021, with respect to the annual policy year ending April 30, 2022, as compared to the annual policy year ended April 30, 2021, the Company experienced an increase of approximately $3 million, or 19%, in the premiums charged by third party insurance companies to the Company for excess coverage for commercial trucking liabilities in excess of $10 million. Moreover, the Company increased the level of its financial exposure to commercial trucking claims in excess of $10 million, including through the use of additional self-insurance, deductibles, aggregate loss limits, quota shares and other arrangements with third party insurance companies, based on the availability of coverage within certain excess insurance coverage layers and estimated cost differentials between proposed premiums from third party insurance companies and historical and actuarially projected losses experienced by the Company at various levels of excess insurance coverage. For example, with respect to a hypothetical claim in the amount of $35 million incurred during the annual policy year ending April 30, 2022, the Company would have an aggregate financial exposure of approximately $10 million. Furthermore, the Company’s third party insurance arrangements provide excess coverage up to an uppermost coverage layer, in excess of which the Company retains additional financial exposure. No assurances can be given that the availability of excess coverage for commercial trucking claims will not continue to deteriorate, that the pricing associated with such excess coverage, to the extent available, will not continue to increase, nor that insurance coverage from third party insurers for excess coverage of commercial trucking claims will even be available on commercially reasonable terms at certain levels. Moreover, the occurrence of a Nuclear Verdict, or the settlement of a catastrophic injury and/or fatality claim that could have otherwise resulted in a Nuclear Verdict, could have a material adverse effect on Landstar’s cost of insurance and claims and its results of operations.
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

Selling, general and administrative
During the thirteen-week period ended March 26, 2022, employee compensation and benefits accounted for approximately 70% of the Company’s selling, general and administrative costs. Employee compensation and benefits include wages and employee benefit costs as well as incentive compensation and stock-based compensation expense. Incentive compensation and stock-based compensation expense is highly variable in nature in comparison to wages and employee benefit costs.
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

The reconciliations of gross profit to variable contribution and gross profit margin to variable contribution margin are each presented below:

	Thirteen Weeks Ended
	March 26, 2022	March 27, 2021
Revenue	$1,970,599	$1,287,534

Costs of revenue:
Purchased transportation	1,550,330	998,285
Commissions to agents	149,778	100,009

Variable costs of revenue	1,700,108	1,098,294
Trailing equipment depreciation	9,083	8,907
Information technology costs	4,046	2,938
Insurance-related costs (1)	31,655	22,622
Other operating costs	11,141	7,642

Other costs of revenue	55,925	42,109

Total costs of revenue	1,756,033	1,140,403

Gross profit	$214,566	$147,131

Gross profit margin	10.9%	11.4%
Plus: other costs of revenue	55,925	42,109

Variable contribution	$270,491	$189,240

Variable contribution margin	13.7%	14.7%

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

In general, variable contribution margin on revenue generated by BCO Independent Contractors represents a fixed percentage due to the nature of the contracts that pay a fixed percentage of revenue to both the BCO Independent Contractors and independent commission sales agents. For revenue generated by Truck Brokerage Carriers, variable contribution margin may be either a fixed or variable percentage, depending on the contract with each individual independent commission sales agent. Variable contribution margin on revenue generated from shipments hauled by railroads, air cargo carriers, ocean cargo carriers and Truck Brokerage Carriers, other than those under retention contracts, is variable in nature, as the Company’s contracts with independent commission sales agents provide commissions to agents at a contractually agreed upon percentage of the amount represented by revenue less purchased transportation for these types of shipments. Approximately 41% of the Company’s consolidated revenue in the thirteen-week period ended March 26, 2022 was generated under transactions that pay a fixed percentage of revenue to the third party capacity provider and/or agents while 59% was generated under transactions that pay a variable percentage of revenue to the third party capacity provider and/or agents.
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

	Thirteen Weeks Ended
	March 26, 2022	March 27, 2021
Gross profit	$214,566	$147,131
Operating income	$162,833	$103,268
Operating income as % of gross profit	75.9%	70.2%

Variable contribution	$270,491	$189,240
Operating income	$162,833	$103,268
Operating income as % of variable contribution	60.2%	54.6%
The increase in operating income as a percentage of gross profit from the 2021 thirteen-week period to the 2022 thirteen-week period resulted from operating income increasing at a more rapid percentage rate than the increase in gross profit, as the Company was able to scale our fixed cost infrastructure, primarily certain components of selling, general and administrative costs, across a larger gross profit base.
The increase in operating income as a percentage of variable contribution from the 2021 thirteen-week period to the 2022 thirteen-week period resulted from operating income increasing at a more rapid percentage rate than the increase in variable contribution, as the Company was able to scale our fixed cost infrastructure, primarily certain components of selling, general and administrative costs, as well as our other costs of revenue, across a larger variable contribution base.
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
THIRTEEN WEEKS ENDED MARCH 26, 2022 COMPARED TO THIRTEEN WEEKS ENDED MARCH 27, 2021
Revenue for the 2022 thirteen-week period was $1,970,599,000, an increase of $683,065,000, or 53%, compared to the 2021 thirteen-week period. Transportation revenue increased $680,840,000, or 54%. The increase in transportation revenue was attributable to increased revenue per load of approximately 28% and an increased number of loads hauled of approximately 20% compared to the 2021 thirteen-week period. Reinsurance premiums were $19,260,000 and $17,035,000 for the 2022 and 2021 thirteen-week periods, respectively. The increase in revenue from reinsurance premiums was primarily attributable to an increase in the average number of trucks provided by BCO Independent Contractors and an increase in the aggregate value of equipment insured by BCO Independent Contractors under a physical damage program reinsured by Signature in the 2022 thirteen-week period compared to the 2021 thirteen-week period.
Truck transportation revenue generated by BCO Independent Contractors and Truck Brokerage Carriers (together, the “third party truck capacity providers”) for the 2022 thirteen-week period was $1,751,284,000, representing 89% of total revenue, an increase of $557,795,000, or 47%, compared to the 2021 thirteen-week period. Revenue per load on loads hauled by third party truck capacity providers increased approximately 22% compared to the 2021 thirteen-week period, and the number of loads hauled by third party truck capacity providers increased approximately 20% in the 2022 thirteen-week period compared to the 2021 thirteen-week period.

The increase in revenue per load on loads hauled via truck was primarily due to a continuation into the 2022 first fiscal quarter of the extremely tight truck capacity environment experienced during the fourth fiscal quarter of 2021, which resulted in less readily available truck capacity as compared to the 2021 thirteen-week period. Revenue per load on loads hauled via van equipment increased 27%, revenue per load on loads hauled via unsided/platform equipment increased 19%, revenue per load on less-than-truckload loadings increased 12% and revenue per load on loads hauled via other truck transportation increased 12% as compared to the 2021 thirteen-week period. Revenue per load on loads hauled via truck increased 25% in January, 29% in February and 17% in March, respectively, as compared to the corresponding periods in 2021, as the comparisons to prior year periods became more challenging in March due to an atypical increase in truck revenue per load of 11% on a sequential basis from fiscal February 2021 to fiscal March 2021.
The increase in the number of loads hauled via truck compared to the 2021 thirteen-week period was due to a broad-based increase in demand for the Company’s truck transportation services, particularly van services and power-only services included in other truck transportation services. Loads hauled via van equipment increased 17%, loads hauled via unsided/platform equipment increased 15%, loads hauled via less-than-truckload increased 18% and loads hauled via other truck transportation increased 44% as compared to the 2021 thirteen-week period. The number of loads hauled via truck increased 17% in January, 30% in February and 14% in March, respectively, as compared to the corresponding periods in 2021, as the comparisons to prior year periods became more challenging in March due to (1) the impact of the Russian invasion of Ukraine on one independent commission sales agency that maintains administrative operations in Ukraine and (2) an atypical increase in the number of loads hauled via truck from fiscal February 2021 to fiscal March 2021 that resulted from severe winter weather experienced during the last week of fiscal February 2021, which shifted truck volume in 2021 from fiscal February to fiscal March.
Fuel surcharges billed to customers on revenue generated by BCO Independent Contractors are excluded from revenue. Fuel surcharges on Truck Brokerage Carrier revenue identified separately in billings to customers and included as a component of Truck Brokerage Carrier revenue were $37,485,000 and $19,234,000 in the 2022 and 2021 thirteen-week periods, respectively. It should be noted that billings to many customers of the Company’s truck brokerage services include a single all-in
rate that do not separately identify fuel surcharges on loads hauled via Truck Brokerage Carriers. Accordingly, the overall impact of changes in fuel prices on revenue and revenue per load on loads hauled via truck is likely to be greater than that indicated.
Transportation revenue generated by rail intermodal, air cargo and ocean cargo carriers (collectively, the “multimode capacity providers”) for the 2022 thirteen-week period was $194,745,000, or 10% of total revenue, an increase of $115,437,000, or 146%, compared to the 2021 thirteen-week period. Revenue per load on revenue generated by multimode capacity providers increased approximately 112% in the 2022 thirteen-week period compared to the 2021 thirteen-week period, and the number of loads hauled by multimode capacity providers increased approximately 16% over the same period. Revenue per load on loads hauled by multimode capacity providers increased for all modes, primarily due to strong U.S. and global economic recoveries coupled with the impact of global supply chain disruptions which were particularly acute with respect to international ocean and air freight. Revenue per load on loads hauled via ocean, air and rail intermodal increased 128%, 122% and 25%, respectively, during the 2022 thirteen-week period as compared to the 2021 thirteen-week period. Revenue per load on revenue generated by multimode capacity providers is influenced by many factors, including revenue mix among the various modes of transportation used, length of haul, complexity of freight, density of freight lanes, fuel costs and availability of capacity. The increase in the number of loads hauled by multimode capacity providers was due to a 64% increase in ocean loadings and an 8% increase in rail loadings, partially offset by a 32% decrease in air loadings. The 64% increase in ocean loadings was due to a broad-based increase in demand across many customers for the Company’s ocean services, whereas the 8% increase in rail loadings was primarily attributable to one specific agency. The 32% decrease in air loadings was entirely attributable to decreased loadings at one specific customer.
Purchased transportation was 78.7% and 77.5% of revenue in the 2022 and 2021 thirteen-week periods, respectively. The increase in purchased transportation as a percentage of revenue was primarily due to (i) an increased percentage of revenue generated by Truck Brokerage Carriers, which typically has a higher rate of purchased transportation than revenue generated by BCO Independent Contractors; (ii) an increased percentage of revenue generated by multimode capacity providers, which typically has a higher rate of purchased transportation than third party truck capacity providers; and (iii) to a lesser extent, an increased rate of purchased transportation paid to Truck Brokerage Carriers, partially offset by a lower rate of purchased transportation on revenue generated by BCO Independent Contractors due to an increased percentage of revenue generated by BCO Independent Contractors who use their own tractors and Landstar-owned trailers, which has a lower rate of purchased transportation than revenue generated by BCO Independent Contractors who use their own tractors and their own trailers. Commissions to agents were 7.6% and 7.8% of revenue in the 2022 and 2021 thirteen-week periods, respectively. The decrease in commissions to agents as a percentage of revenue was primarily attributable to an increased cost of purchased transportation as a percentage of revenue on revenue generated by Truck Brokerage Carriers.

Investment income was $721,000 and $684,000 in the 2022 and 2021 thirteen-week periods, respectively.
Other operating costs increased $3,499,000 in the 2022 thirteen-week period compared to the 2021 thirteen-week period. The increase in other operating costs compared to the prior year was primarily due to increased trailing equipment maintenance costs as a result of (i) increased labor and parts costs as the Company retained older equipment to support current business levels; and (ii) an increased average trailer fleet size during the 2022 thirteen-week period, an increased provision for contractor bad debt and the impact of the resumption of large in-person
events for the Company’s BCO Independent Contractors and independent commission sales agents.
Insurance and claims increased $9,263,000 in the 2022 thirteen-week period compared to the 2021 thirteen-week period. The increase in insurance and claims expense compared to the prior year was primarily due to the impact of net unfavorable development of prior years’ claims in the 2022 thirteen-week period, as well as increased severity of current year trucking claims during the 2022 period and an increase in insurance premiums, primarily for commercial auto and excess liability coverage. During the 2022 and 2021 thirteen-week periods, insurance and claims costs included $4,273,000 of net unfavorable and $292,000 of net favorable adjustments to prior years’ claims estimates, respectively.
Selling, general and administrative costs increased $7,305,000 in the 2022 thirteen-week period compared to the 2021 thirteen-week period. The increase in selling, general and administrative costs compared to prior year was attributable to increased wages and employee benefit costs, an increased provision for customer bad debt and an increased provision for incentive compensation, partially offset by decreased stock-based compensation expense. Included in selling, general and administrative costs was stock-based compensation expense of $1,995,000 and $4,029,000 for the 2022 and 2021 thirteen-week periods, respectively, and incentive compensation expense of $5,199,000 and $4,289,000 for the 2022 and 2021 thirteen-week periods, respectively.
Depreciation and amortization increased $1,656,000 in the 2022 thirteen-week period compared to the 2021 thirteen-week period. The increase in depreciation and amortization expenses was primarily due to increased depreciation on information technology assets.
Interest and debt expense in the 2022 thirteen-week period increased $81,000 compared to the 2021 thirteen-week period. The increase in interest and debt expense was primarily attributable to increased average borrowings on the Company’s revolving credit facility during the 2022 period, as the Company had no borrowings during the 2021 period.
The provisions for income taxes for the 2022 and 2021 thirteen-week periods were each based on an estimated annual effective income tax rate of 24.5% and 24.4%, respectively, adjusted for discrete events, such as benefits resulting from stock-based awards. The estimated annual effective income tax rate was higher than the statutory federal income tax rate of 21% in both periods primarily attributable to state taxes and nondeductible executive compensation. The effective income tax rate for the 2022 thirteen-week period was 22.8%, which was lower than the estimated annual effective income tax rate of 24.5%, primarily attributable to excess tax benefits realized on stock-based awards. The effective income tax rate for the 2021 thirteen-week period of 24.4% was equal to the estimated annual effective income tax rate during the 2021 period.
Net income was $124,839,000, or $3.34 per diluted share, in the 2022 thirteen-week period. Net income was $77,240,000, or $2.01 per diluted share, in the 2021 thirteen-week period.
CAPITAL RESOURCES AND LIQUIDITY
Working capital and the ratio of current assets to current liabilities were $588,247,000 and 1.6 to 1, respectively, at March 26, 2022, compared with $512,917,000 and 1.5 to 1, respectively, at December 25, 2021. Landstar has historically operated with current ratios within the range of 1.5 to 1 to 2.0 to 1. Cash provided by operating activities was $94,965,000 in the 2022 thirteen-week period compared with $69,891,000 in the 2021 thirteen-week period. The increase in cash flow provided by operating activities for fiscal year 2021 was primarily attributable to increased net income, partially offset by the 53% increase in revenue year-over-year, which increased net receivables, defined as accounts receivable less accounts payable.
The Company declared and paid $0.25 per share, or $9,324,000 in the aggregate, in cash dividends during the thirteen-week period ended March 26, 2022 and, during such period, also paid $75,387,000 of dividends payable which were declared during fiscal year 2021 and included in current liabilities in the consolidated balance sheet at December 25, 2021. The Company declared and paid $0.21 per share, or $8,067,000 in the aggregate, in cash dividends during the thirteen-week period ended March 27, 2021 and, during such period, also paid $76,770,000 of dividends payable which were declared during fiscal year 2020 and included in current liabilities in the consolidated balance sheet at December 26, 2020. During the thirteen-week period ended March 26, 2022, the Company purchased 693,550 shares of its common stock at a total cost of $109,332,000. During the thirteen-week period ended March 27, 2021, the Company did not purchase any shares of its common stock. As of March 26, 2022, the Company may purchase in the aggregate up to 2,306,450 shares of its common stock under its authorized stock purchase programs. Long-term debt, including current maturities, was $172,272,000 at March 26, 2022, $60,468,000 higher than at December 25, 2021.
Shareholders’ equity was $856,149,000, or 83% of total capitalization (defined as long-term debt including current maturities plus equity), at March 26, 2022, compared to $862,010,000, or 89% of total capitalization, at December 25, 2021. The decrease in shareholders’ equity was primarily the result of purchases of shares of the Company’s common stock, taxes paid in lieu of shares issued related to stock-based compensation plans and dividends declared by the Company in the 2022 thirteen-week period, partially offset by net income.
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
At March 26, 2022, the Company had $70,000,000 in borrowings outstanding and $33,170,000 of letters of credit outstanding under the Credit Agreement. At March 26, 2022, there was $146,830,000 available for future borrowings under the Credit Agreement. In addition, the Company has $72,267,000 in letters of credit outstanding as collateral for insurance claims that are secured by investments and restricted cash totaling $80,142,000 at March 26, 2022. Investments, all of which are carried at fair value, include primarily investment-grade bonds and asset-backed securities having maturities of up to five years. Fair value of investments is based primarily on quoted market prices. See “Notes to Consolidated Financial Statements” included herein for further discussion on measurement of fair value of investments.
Historically, the Company has generated sufficient operating cash flow to meet its debt service requirements, fund continued growth, both organic and through acquisitions, complete or execute share purchases of its common stock under authorized share purchase programs, pay dividends and meet working capital needs. As an asset-light provider of integrated transportation management solutions, the Company’s annual capital requirements for operating property are generally for trailing equipment and information technology hardware and software. In addition, a significant portion of the trailing equipment used by the Company is provided by third party capacity providers, thereby reducing the Company’s capital requirements. During the 2022 thirteen-week period, the Company purchased $3,609,000 of operating property. Landstar anticipates acquiring either by purchase or lease financing during the remainder of fiscal year 2022 approximately $81,000,000 in operating property, consisting primarily of new trailing equipment to replace older trailing equipment and information technology equipment.
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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Landstar provides for the estimated costs of self-insured claims primarily on an actuarial basis. The amount recorded for the estimated liability for claims incurred is based upon the facts and circumstances known on the applicable balance sheet date. The ultimate resolution of these claims may be for an amount greater or less than the amount estimated by management. The Company continually revises its existing claim estimates as new or revised information becomes available on the status of each claim. Historically, the Company has experienced both favorable and unfavorable development of prior years’ claims estimates. During the 2022 and 2021 thirteen-week periods, insurance and claims costs included $4,273,000 of net unfavorable and $292,000 of net favorable adjustments to prior years’ claims estimates, respectively. It is reasonably likely that the ultimate outcome of settling all outstanding claims will be more or less than the estimated claims liability at March 26, 2022.
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
The revolving credit loans under the Credit Agreement, at the option of Landstar, bear interest at (i) the Eurocurrency rate plus an applicable margin ranging from 1.25% to 2.00%, or (ii) an alternate base rate plus an applicable margin ranging from 0.25% to 1.00%, in each case with the applicable margin determined based upon the Company’s Leverage Ratio, as defined in the Credit Agreement, at the end of the most recent applicable fiscal quarter for which financial statements have been delivered. The revolving credit facility bears a commitment fee, payable in arrears, of 0.25% to 0.35%, based on the Company’s Leverage Ratio at the end of the most recent applicable fiscal quarter for which financial statements have been delivered. As of March 26, 2022, the weighted average interest rate on borrowings outstanding was 1.66%. During the first quarter of 2022, the average outstanding balance under the Credit Agreement was approximately $33,077,000. Assuming that debt levels on the Credit Agreement remain at $70,000,000, the balance at March 26, 2022, a hypothetical increase of 100 basis points in current rates provided for under the Credit Agreement is estimated to result in an increase in interest expense of $700,000 on an annualized basis. As of December 25, 2021, the Company had no borrowings outstanding under the Credit Agreement.
Long-term investments, all of which are
available-for-sale
and are carried at fair value, include primarily investment-grade bonds and asset-backed securities having maturities of up to five years. Assuming that the long-term portion of investments remains at $131,403,000, the balance at March 26, 2022, a hypothetical increase or decrease in interest rates of 100 basis points would not have a material impact on future earnings on an annualized basis. Short-term investments consist of short-term investment-grade instruments and the current maturities of investment-grade corporate bonds and asset-backed securities. Accordingly, any future interest rate risk on these short-term investments would not be material to the Company’s operating results.

Assets and liabilities of the Company’s Canadian and Mexican operations are translated from their functional currency to U.S. dollars using exchange rates in effect at the balance sheet date and revenue and expense accounts are translated at average monthly exchange rates during the period. Adjustments resulting from the translation process are included in accumulated other comprehensive income. Transactional gains and losses arising from receivable and payable balances, including intercompany balances, in the normal course of business that are denominated in a currency other than the functional currency of the operation are recorded in the statements of income when they occur. The assets held at the Company’s Canadian and Mexican subsidiaries at March 26, 2022 were collectively, as translated to U.S. dollars, approximately 2% of total consolidated assets. Accordingly, translation gains or losses of 50% or less related to the Canadian and Mexican operations would not be material.
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
promulgated under the Securities Exchange Act of 1934, as amended). Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of March 26, 2022 to provide reasonable assurance that information required to be disclosed by the Company in reports that it filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.
There were no changes in the Company’s internal control over financial reporting during the first quarter of 2022, which were identified in connection with management’s evaluation required by paragraph (d) of Rules
13a-15
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
Item 1A. Risk Factors
For a discussion identifying risk factors and other important factors that could cause actual results to differ materially from those anticipated, see the discussions under Part I, Item 1A, “Risk Factors” in the Company’s Annual Report on Form
10-K
for the fiscal year ended December 25, 2021 and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Notes to Consolidated Financial Statements” in this Quarterly Report on Form
10-Q.
Except as set forth below, there have been no material changes to the Risk Factors described in Part I “Item 1A. Risk Factors” in the Company’s Annual Report on Form
10-K
for the fiscal year ended December 25, 2021 as filed with the SEC.
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
The Company also maintains third party insurance arrangements providing excess coverage for commercial trucking liabilities in excess of $10 million. These third party arrangements provide coverage on a per occurrence or aggregated basis. In recent years, there has been a significant increase in the occurrence of trials in courts throughout the United States involving catastrophic injury and fatality claims against commercial motor carriers that have resulted in verdicts in excess of $10 million. Within the transportation logistics industry, these verdicts are often referred to as “Nuclear Verdicts.” The increase in Nuclear Verdicts has had a significant impact on the cost of commercial auto liability claims throughout the United States. Due to the increasing cost of commercial auto liability claims, the availability of excess coverage has significantly decreased, and the pricing associated with such excess coverage, to the extent available, has significantly increased. With respect to the annual policy year ending April 30, 2021, as compared to the annual policy year ended April 30, 2020, the Company experienced an increase of approximately $14 million, or over 170%, in the premiums charged by third party insurance companies to the Company for excess coverage for commercial trucking liabilities in excess of $10 million. Effective May 1, 2021, with respect to the annual policy year ending April 30, 2022, as compared to the annual policy year ended April 30, 2021, the Company experienced an increase of approximately $3 million, or 19%, in the premiums charged by third party insurance companies to the Company for excess coverage for commercial trucking liabilities in excess of $10 million. Moreover, the Company increased the level of its financial exposure to commercial trucking claims in excess of $10 million, including through the use of additional self-insurance, deductibles, aggregate loss limits, quota shares and other arrangements with third party insurance companies, based on the availability of coverage within certain excess insurance coverage layers and estimated cost differentials between proposed premiums from third party insurance companies and historical and actuarially projected losses experienced by the Company at various levels of excess insurance coverage. For example, with respect to a hypothetical claim in the amount of $35 million incurred during the annual policy year ending April 30, 2022, the Company would have an aggregate financial exposure of approximately $10 million. Furthermore, the Company’s third party insurance arrangements provide excess coverage up to an uppermost coverage layer, in excess of which the Company retains additional financial exposure. No assurances can be given that the availability of excess coverage for commercial trucking claims will not continue to deteriorate, that the pricing associated with such excess coverage, to the extent available, will not continue to increase, nor that insurance coverage from third party insurers for excess coverage of commercial trucking claims will even be available on commercially reasonable terms at certain levels. Moreover, the occurrence of a Nuclear Verdict, or the settlement of a catastrophic injury and/or fatality claim that could have otherwise resulted in a Nuclear Verdict, could have a material adverse effect on Landstar’s cost of insurance and claims and its results of operations.
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

A number of these larger agencies, including the largest of Landstar’s independent commission sales agents, maintain business operations in countries outside of North America where the risks of doing business may be different than in the United States or Canada due to geopolitical, legal or other risks associated with doing business in such foreign jurisdictions. There can be no assurance regarding the potential disruption and impact adverse geopolitical developments in these foreign jurisdictions could have on the ability of certain large independent commission sales agents to generate and maintain business operations in support of significant amounts of Landstar revenue. As disclosed in a Current Report on Form
8-K
filed by the Company on February 28, 2022, the largest Landstar independent commission sales agency referenced above, while based in the United States, has significant administrative operations located in eastern Ukraine. The administrative operations of this agency were significantly disrupted during the onset of the Russian invasion of Ukraine. The Company also has another of its largest independent commission sales agencies, as measured by revenue generated in fiscal year 2021, that is based in the United States but conducts a portion of its operations in western Ukraine. The priority for Landstar and both of these agencies is the safety and well-being of these agencies’ Ukrainian workforces and their families. It should also be noted that load volumes arranged by these two independent commission sales agencies with significant administrative operations located in Ukraine were significantly less impacted to date than initially anticipated by the Company at the onset of the Russian invasion. Nevertheless, no assurances can be provided regarding the conflict between Russia and Ukraine and the extent of potential future operational disruption the conflict may have on either of these Landstar agencies and the related impact of these disruptions on the Company.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Company
The following table provides information regarding the Company’s purchase of its common stock during the period from December 25, 2021 to March 26, 2022, the Company’s first fiscal quarter:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares That May Yet Be Purchased Under the Programs
December 25, 2021				3,000,000
December 26, 2021 – January 22, 2022	—	$—	—	3,000,000
January 23, 2022 – February 19, 2022	571,871	158.72	571,871	2,428,129
February 20, 2022 – March 26, 2022	121,679	152.56	121,679	2,306,450

Total	693,550	$157.64	693,550

On December 7, 2021, the Landstar System, Inc. Board of Directors authorized the Company to purchase up to 1,912,824 additional shares of the Company’s Common Stock from time to time in the open market and in privately negotiated transactions. On December 9, 2019, the Landstar System, Inc. Board of Directors authorized the Company to purchase up to 1,849,068 shares of the Company’s Common Stock from time to time in the open market and in privately negotiated transactions. As of March 26, 2022, the Company had authorization to purchase in the aggregate up to 2,306,450 shares of its Common Stock under these programs. No specific expiration date has been assigned to the December 7, 2021 or December 9, 2019 authorizations.
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

LANDSTAR SYSTEM, INC.

Date: April 29, 2022	/s/ James B. Gattoni
James B. Gattoni
President and Chief Executive Officer

Date: April 29, 2022	/s/ Federico L. Pensotti
Federico L. Pensotti
Vice President and Chief
Financial Officer