Form 10-Q
period 2022-06-25
LANDSTAR SYSTEM INC
filed 2022-07-29
CIK 853816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 25, 2022
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
of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of the close of business on July 18, 2022 was 36,427,385
.

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
10-01
of Regulation
S-X
and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the twenty six weeks ended June 25, 2022 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 2022.
These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s 2021 Annual Report on Form
10-K.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)
(Unaudited)

	June 25, 2022	December 25, 2021
ASSETS
Current Assets
Cash and cash equivalents	$78,220	$215,522
Short-term investments	41,549	35,778
Trade accounts receivable, less allowance of $9,940 and $7,074	1,216,518	1,154,314
Other receivables, including advances to independent contractors, less allowance of $9,856 and $8,125	114,794	101,124
Other current assets	54,190	16,162

Total current assets	1,505,271	1,522,900

Operating property, less accumulated depreciation and amortization of $369,344 and $344,099	314,191	317,386
Goodwill	40,977	40,768
Other assets	156,628	164,411

Total assets	$2,017,067	$2,045,465

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Cash overdraft	$113,603	$116,478
Accounts payable	670,534	604,130
Current maturities of long-term debt	36,827	36,561
Insurance claims	53,971	46,896
Dividends payable	—	75,387
Other current liabilities	102,956	130,531

Total current liabilities	977,891	1,009,983

Long-term debt, excluding current maturities	73,999	75,243
Insurance claims	53,303	49,509
Deferred income taxes and other noncurrent liabilities	55,004	48,720
Shareholders’ Equity
Common stock, $0.01 par value, authorized 160,000,000 shares, issued 68,376,934 and 68,232,975 shares	684	682
Additional paid-in capital	252,045	255,148
Retained earnings	2,535,997	2,317,184
Cost of 31,946,616 and 30,539,235 shares of common stock in treasury	(1,919,535)	(1,705,601)
Accumulated other comprehensive loss	(12,321)	(5,403)

Total shareholders’ equity	856,870	862,010

Total liabilities and shareholders’ equity	$2,017,067	$2,045,465

See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share amounts)
(Unaudited)

	Twenty Six Weeks Ended		Thirteen Weeks Ended
	June 25, 2022	June 26, 2021	June 25, 2022	June 26, 2021
Revenue	$3,945,663	$2,858,252	$1,975,064	$1,570,718
Investment income	1,307	1,432	586	748
Costs and expenses:
Purchased transportation	3,096,018	2,226,526	1,545,688	1,228,241
Commissions to agents	311,634	221,702	161,856	121,693
Other operating costs, net of gains on asset sales/dispositions	21,522	16,545	10,381	8,903
Insurance and claims	64,820	45,629	34,052	24,124
Selling, general and administrative	111,680	99,522	58,967	54,114
Depreciation and amortization	28,045	24,244	14,288	12,143

Total costs and expenses	3,633,719	2,634,168	1,825,232	1,449,218

Operating income	313,251	225,516	150,418	122,248
Interest and debt expense	2,228	2,009	1,105	967

Income before income taxes	311,023	223,507	149,313	121,281
Income taxes	73,629	53,973	36,758	28,987

Net income	$237,394	$169,534	$112,555	$92,294

Diluted earnings per share	$6.39	$4.41	$3.05	$2.40

Average diluted shares outstanding	37,162,000	38,403,000	36,905,000	38,402,000

Dividends per common share	$0.50	$0.42	$0.25	$0.21

See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(Unaudited)

	Twenty Six Weeks Ended		Thirteen Weeks Ended
	June 25, 2022	June 26, 2021	June 25, 2022	June 26, 2021
Net income	$237,394	$169,534	$112,555	$92,294
Other comprehensive (loss) income:
Unrealized holding losses on available-for-sale investments, net of tax benefit of $2,025, $243, $604 and $96	(7,391)	(883)	(2,204)	(349)
Foreign currency translation gains (losses)	473	1,030	(802)	1,450

Other comprehensive (loss) income	(6,918)	147	(3,006)	1,101

Comprehensive income	$230,476	$169,681	$109,549	$93,395

See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Twenty Six Weeks Ended
	June 25, 2022	June 26, 2021
OPERATING ACTIVITIES
Net income	$237,394	$169,534
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,045	24,244
Non-cash interest charges	224	224
Provisions for losses on trade and other accounts receivable	6,359	1,393
Gains on sales/disposals of operating property	(1,213)	(766)
Deferred income taxes, net	5,999	6,240
Stock-based compensation	5,810	10,893
Changes in operating assets and liabilities:
Increase in trade and other accounts receivable	(82,233)	(55,236)
Increase in other assets	(42,742)	(24,704)
Increase in accounts payable	66,404	101,206
(Decrease) increase in other liabilities	(25,265)	7,882
Increase (decrease) in insurance claims	10,869	(103,734)

NET CASH PROVIDED BY OPERATING ACTIVITIES	209,651	137,176

INVESTING ACTIVITIES
Sales and maturities of investments	21,918	17,242
Purchases of investments	(23,883)	(68,366)
Purchases of operating property	(7,467)	(9,000)
Proceeds from sales of operating property	2,358	1,438
Purchase of non-marketable securities	(4,999)	—

NET CASH USED BY INVESTING ACTIVITIES	(12,073)	(58,686)

FINANCING ACTIVITIES
Decrease in cash overdraft	(2,875)	(4,194)
Dividends paid	(93,968)	(92,905)
Proceeds from exercises of stock options	56	77
Taxes paid in lieu of shares issued related to stock-based compensation plans	(10,269)	(2,341)
Purchases of common stock	(212,632)	(23,837)
Principal payments on finance lease obligations	(19,051)	(19,143)
Payment of deferred consideration	—	(168)

NET CASH USED BY FINANCING ACTIVITIES	(338,739)	(142,511)

Effect of exchange rate changes on cash and cash equivalents	(190)	1,071

Decrease in cash, cash equivalents and restricted cash	(141,351)	(62,950)
Cash, cash equivalents and restricted cash at beginning of period	219,571	249,354

Cash, cash equivalents and restricted cash at end of period	$78,220	$186,404

See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Twenty Six and Thirteen Weeks Ended June 25, 2022 and June 26, 2021
(Dollars in thousands)
(Unaudited)

	Common Stock		Additional Paid-In	Retained	Treasury Stock at Cost		Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	Loss	Total
Balance December 25, 2021	68,232,975	$682	$255,148	$2,317,184	30,539,235	$(1,705,601)	$(5,403)	$862,010
Net income				124,839				124,839
Dividends ($0.25 per share)				(9,324)				(9,324)
Purchases of common stock					693,550	(109,332)		(109,332)
Issuance of stock related to stock-based compensation plans	137,176	2	(8,913)		10,033	(1,216)		(10,127)
Stock-based compensation			1,995					1,995
Other comprehensive loss							(3,912)	(3,912)

Balance March 26, 2022	68,370,151	$684	$248,230	$2,432,699	31,242,818	$(1,816,149)	$(9,315)	$856,149

Net income				112,555				112,555
Dividends ($0.25 per share)				(9,257)				(9,257)
Purchases of common stock					703,211	(103,300)		(103,300)
Issuance of stock related to stock-based compensation plans	6,783	—	—		587	(86)		(86)
Stock-based compensation			3,815					3,815
Other comprehensive loss							(3,006)	(3,006)

Balance June 25, 2022	68,376,934	$684	$252,045	$2,535,997	31,946,616	$(1,919,535)	$(12,321)	$856,870

	Common Stock		Additional Paid-In	Retained	Treasury Stock at Cost		Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	(Loss) Income	Total
Balance December 26, 2020	68,183,702	$682	$228,875	$2,046,238	29,797,639	$(1,581,961)	$(1,999)	$691,835
Net income				77,240				77,240
Dividends ($0.21 per share)				(8,067)				(8,067)
Issuance of stock related to stock-based compensation plans	28,594	—	(307)		6,087	(857)		(1,164)
Stock-based compensation			4,029					4,029
Other comprehensive loss							(954)	(954)

Balance March 27, 2021	68,212,296	$682	$232,597	$2,115,411	29,803,726	$(1,582,818)	$(2,953)	$762,919

Net income				92,294				92,294
Dividends ($0.21 per share)				(8,068)				(8,068)
Purchases of common stock					150,000	(23,837)		(23,837)
Issuance of stock related to stock-based compensation plans	17,584	—	(1,039)		355	(61)		(1,100)
Stock-based compensation			6,864					6,864
Other comprehensive income							1,101	1,101

Balance June 26, 2021	68,229,880	$682	$238,422	$2,199,637	29,954,081	$(1,606,716)	$(1,852)	$830,173

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
twenty-six-week
and thirteen-week periods ended June 25, 2022 and June 26, 2021 (dollars in thousands):

	Twenty Six Weeks Ended		Thirteen Weeks Ended
Mode	June 25, 2022	June 26, 2021	June 25, 2022	June 26, 2021
Truck – BCO Independent Contractors	36%	42%	35%	41%
Truck – Truck Brokerage Carriers	53%	50%	54%	51%
Rail intermodal	2%	3%	2%	3%
Ocean and air cargo carriers	8%	4%	8%	4%

Truck Equipment Type
Van equipment	$2,108,143	$1,583,911	$1,026,938	$854,509
Unsided/platform equipment	$883,032	$689,378	$474,274	$391,893
Less-than-truckload	$70,651	$54,732	$36,931	$29,062
Other truck transportation (1)	$436,656	$309,655	$209,055	$168,723

(1)
Includes power-only, expedited, straight truck, cargo van, and miscellaneous other truck transportation revenue generated by the transportation logistics segment. Power-only refers to shipments where the Company furnishes a power unit and an operator but not trailing equipment, which is typically provided by the shipper or consignee.

(2)	Share-based Payment Arrangements
As of June 25, 2022, the Company has an employee equity incentive plan, the 2011 equity incentive plan (the “2011 EIP”). The Company also had two stock compensation plans for members of its Board of Directors, the Amended and Restated 2013 Directors Stock Compensation Plan (as amended and restated as of May 17, 2016, the “2013 DSCP”) and the 2022 Directors Stock Compensation Plan (the “2022 DSCP”), which replaced the 2013 DSCP. At the Company’s 2022 Annual Meeting of Stockholders held on May 11, 2022, the Company’s stockholders approved the 2022 DSCP. The provisions of the 2022 DSCP are substantially similar to the provisions of the 2013 DSCP.
 6,000,000 shares of the Company’s common stock were authorized for issuance under the 2011 EIP, and 200,000 shares of the Company’s common stock were authorized for issuance under the 2022 DSCP. No further grants can be made under the 2013 DSCP, including 56,502 shares of the
C
ompany’s
c
ommon
s
tock previously reserved for issuance, but not issued, under the 2013 DSCP. The 2011 EIP, 2013 DSCP and 2022 DSCP are each referred to herein as a “Plan,” and, collectively, as the “Plans.” Amounts recognized in the financial statements with respect to these Plans are as follows (in thousands):

	Twenty Six Weeks Ended		Thirteen Weeks Ended
	June 25, 2022	June 26, 2021	June 25, 2022	June 26, 2021
Total cost of the Plans during the period	$5,810	$10,893	$3,815	$6,864
Amount of related income tax benefit recognized during the period	(4,270)	(3,717)	(910)	(2,376)

Net cost of the Plans during the period	$1,540	$7,176	$2,905	$4,488

Included in income tax benefits recognized in the
twenty-six-
week periods ended June 25, 2022 and June 26, 2021 were excess tax benefits from stock-based awards of $2,844,000 and $1,038,000, respectively.
As of June 25, 2022, there were 193,217 shares of the Company’s common stock reserved for issuance under the 2022 DSCP and 3,233,908 shares of the Company’s common stock reserved for issuance under the 2011 EIP.
Restricted Stock Units
The following table summarizes information regarding the Company’s outstanding restricted stock unit (“RSU”) awards with either a performance condition or a market condition under the Plans:

	Number of RSUs	Weighted Average Grant Date Fair Value
Outstanding at December 25, 2021	209,399	$102.90
Granted	49,596	$139.67
Shares earned in excess of target (1)	91,497	$92.58
Vested shares, including shares earned in excess of target	(174,366)	$96.14
Forfeited	(16,768)	$105.35

Outstanding at June 25, 2022	159,358	$115.55

(1)	Represents additional shares earned under each of the February 2, 2017; February 2, 2018 and February 1, 2019 RSU awards as fiscal year 2021 financial results exceeded target performance level.
During the
twenty-six-week
period ended June 25, 2022, the Company granted RSUs with a performance condition. Outstanding RSUs at both December 25, 2021 and June 25, 2022 include RSUs with a performance condition and RSUs with a market condition, as further described below and in the Company’s 2021 Annual Report on Form
10-K.
RSUs with a performance condition granted on January 28, 2022 may vest on January 31 of 2025, 2026 and 2027 based on growth in operating income and pre-tax
income per diluted share from continuing operations as compared to the results from the 2021 fiscal year.
The Company recognized approximately $4,203,000 and $9,249,000 of share-based compensation expense related to RSU awards in the twenty-six-week
periods ended June 25, 2022 and June 26, 2021, respectively. As of June 25, 2022, there was a maximum of $23.9 million of total unrecognized compensation cost related to RSU awards granted under the Plans with an expected average remaining life of approximately 3.8 years. With respect to RSU awards with a performance condition, the amount of future compensation expense to be recognized will be determined based on future operating results.

Non-vested
Restricted Stock and Deferred Stock Units
The following table summarizes information regarding the Company’s outstanding shares of non-vested
restricted stock and Deferred Stock Units (defined below) under the Plans:

	Number of Shares and Deferred Stock Units	Weighted Average Grant Date Fair Value
Non-vested at December 25, 2021	56,436	$125.16
Granted	23,791	$153.11
Vested	(27,074)	$122.68
Forfeited	(2,302)	$108.59

Non-vested at June 25, 2022	50,851	$140.31

The fair value of each share of
non-vested
restricted stock issued and Deferred Stock Unit granted under the Plans is based on the fair value of a share of the Company’s common stock on the date of grant. Shares of non-vested
restricted stock are generally subject to vesting in three equal annual installments either on the first, second and third anniversary of the date of the grant or the third, fourth and fifth anniversary of the date of the grant, or 100% on the first or fifth anniversary of the date of the grant. For restricted stock awards granted under the 2022 DSCP, each recipient may elect to defer receipt of shares and instead receive restricted stock units (“Deferred Stock Units”), which represent contingent rights to receive shares of the Company’s common stock on the date of recipient separation from service from the Board of Directors, or, if earlier, upon a change in control event of the Company. Deferred Stock Units become vested 100% on the first anniversary of the date of the grant. Deferred Stock Units do not represent actual ownership in shares of the Company’s common stock and the recipient does not have voting rights or other incidents of ownership until the shares are issued. However, Deferred Stock Units do contain the right to receive dividend equivalent payments prior to settlement into shares.
As of June 25, 2022, there was $5,692,000 of total unrecognized compensation cost related to non-vested
shares of restricted stock and Deferred Stock Units granted under the Plans. The unrecognized compensation cost related to these non-vested
shares of restricted stock and Deferred Stock Units is expected to be recognized over a weighted average period of 2.0 years.
Stock Options
The following table summarizes information regarding the Company’s outstanding stock options under the Plans:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (000s)
Options outstanding at December 25, 2021	8,570	$55.42
Exercised	(3,500)	$54.01

Options outstanding at June 25, 2022	5,070	$56.40	0.6	$464
Options exercisable at June 25, 2022	5,070	$56.40	0.6	$464

The total intrinsic value of stock options exercised during the twenty-six-week
periods ended June 25, 2022 and June 26, 2021 was $369,000 and $521,000, respectively.
As of June 25, 2022, there was no unrecognized compensation cost related to stock options granted under the Plans.

(3)	Income Taxes
The provisions for income taxes for the 2022 and 2021
twenty-six-week
periods were based on estimated annual effective income tax rate of 24.5% and 24.4%, respectively, adjusted for discrete events, such as benefits resulting from stock-based awards. The estimated annual effective income tax rate was higher than the statutory federal income tax rate of 21% in both periods primarily attributable to state taxes and non-deductible
executive compensation. The effective income tax rate for the 2022 twenty-six-week
period was 23.7%, which was lower than the estimated annual effective income tax rate of 24.5%, primarily attributable to excess tax benefits realized on stock-based awards. The effective income tax rate for the 2021 twenty-six-week
period was 24.1%, which was lower than the estimated annual effective income tax rate of 24.4% primarily attributable to excess tax benefits realized on stock-based awards.

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
For each of the
twenty-six-week
periods ended June 25, 2022 and June 26, 2021, no options outstanding to purchase shares of common stock were antidilutive. Outstanding RSUs were excluded from the calculation of diluted earnings per share for all periods because the performance metric requirements or market condition for vesting had not been satisfied.

(5)	Additional Cash Flow Information
During the 2022
twenty-six-week
period, Landstar paid income taxes and interest of $95,730,000 and $2,098,000, respectively. During the 2021 twenty-six-week
period, Landstar paid income taxes and interest of $51,679,000 and $1,883,000, respectively. Landstar acquired operating property by entering into finance leases in the amount of $18,073,000 in the 2022 twenty-six-week
period. Landstar did not acquire any operating property by entering into finance leases in the 2021 twenty-six-week
period.

(6)	Segment Information
The following table summarizes information about the Company’s reportable business segments as of and for the twenty-six-week
and thirteen-week periods ended June 25, 2022 and June 26, 2021:

	Twenty Six Weeks Ended
	June 25, 2022			June 26, 2021
	Transportation Logistics	Insurance	Total	Transportation Logistics	Insurance	Total
External revenue	$3,906,558	$39,105	$3,945,663	$2,823,557	$34,695	$2,858,252
Internal revenue		52,870	52,870		43,495	43,495
Investment income		1,307	1,307		1,432	1,432
Operating income	291,890	21,361	313,251	199,960	25,556	225,516
Expenditures on long-lived assets	7,467		7,467	9,000		9,000
Goodwill	40,977		40,977	40,973		40,973

	Thirteen Weeks Ended
	June 25, 2022			June 26, 2021
	Transportation Logistics	Insurance	Total	Transportation Logistics	Insurance	Total
External revenue	$1,955,219	$19,845	$1,975,064	$1,553,058	$17,660	$1,570,718
Internal revenue		39,986	39,986		33,961	33,961
Investment income		586	586		748	748
Operating income	139,944	10,474	150,418	110,228	12,020	122,248
Expenditures on long-lived assets	3,858		3,858	4,924		4,924
In the
twenty-six-week
periods ended June 25, 2022 and June 26, 2021, no single customer accounted for more than 10% of the Company’s consolidated revenue.

1
3

(7)	Other Comprehensive Income
The following table presents the components of and changes in accumulated other comprehensive income (loss), net of related income taxes, as of and for the twenty-six-week
period ended June 25, 2022 (in thousands):

	Unrealized Holding Gains (Losses) on Available-for-Sale Securities	Foreign Currency Translation	Total
Balance as of December 25, 2021	$113	$(5,516)	$(5,403)
Other comprehensive (loss) income	(7,391)	473	(6,918)

Balance as of June 25, 2022	$(7,278)	$(5,043)	$(12,321)

Amounts reclassified from accumulated other comprehensive income to investment income due to the realization of previously unrealized gains and losses in the accompanying consolidated statements of income were not significant for the twenty-six-week
period ended June 25, 2022.

(8)	Investments
Investments include primarily investment-grade corporate bonds and asset-backed securities having maturities of up to five years (the “bond portfolio”) and money market investments. Investments in the bond portfolio are reported as available-for-sale
and are carried at fair value. Investments maturing less than one year from the balance sheet date are included in short-term investments and investments maturing more than one year from the balance sheet date are included in other assets in the consolidated balance sheets. Management performs an analysis of the nature of the unrealized losses on available-for-sale
investments to determine whether an allowance for credit loss is necessary. Unrealized losses, representing the excess of the purchase price of an investment over its fair value as of the end of a period, considered to be a result of credit-related factors, are to be included as a charge in the statement of income, while unrealized losses considered to be a result of noncredit-related factors are to be included as a component of shareholders’ equity. Investments whose values are based on quoted market prices in active markets are classified within Level 1. Investments that trade in markets that are not considered to be active, but are valued based on quoted market prices, are classified within Level 2. As Level 2 investments include positions that are not traded in active markets, valuations may be adjusted to reflect illiquidity and/or non-transferability,
which are generally based on available market information. Any transfers between levels are recognized as of the beginning of any reporting period. Fair value of the bond portfolio was determined using Level 1 inputs related to U.S. Treasury obligations and money market investments and Level 2 inputs related to investment-grade corporate bonds, asset-backed securities and direct obligations of government agencies. Unrealized losses, net of unrealized gains, on the investments in the bond portfolio were $9,272,000 at June 25, 2022, while unrealized gains, net of unrealized losses, on the investments in the bond portfolio were $144,000 at December 25, 2021.

The amortized cost and fair values of
available-for-
sale
investments are as follows at June 25, 2022 and December 25, 2021 (in thousands):

		Gross	Gross
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
June 25, 2022
Money market investments	$25,368	$—	$—	$25,368
Asset-backed securities	20,504	—	2,135	18,369
Corporate bonds and direct obligations of
government agencies	124,513	29	7,104	117,438
U.S. Treasury obligations	2,342	—	62	2,280

Total	$172,727	$29	$9,301	$163,455

December 25, 2021
Money market investments	$8,750	$—	$—	$8,750
Asset-backed securities	22,441	—	346	22,095
Corporate bonds and direct obligations of
government agencies	137,916	1,406	966	138,356
U.S. Treasury obligations	2,342	50	—	2,392

Total	$171,449	$1,456	$1,312	$171,593

For those
available-for-sale
investments with unrealized losses at June 25, 2022 and December 25, 2021, the following table summarizes the duration of the unrealized loss (in thousands):

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
June 25, 2022
Asset-backed securities	$18,369	$2,135	$—	$—	$18,369	$2,135
Corporate bonds and direct obligations of government agencies	90,412	5,659	15,412	1,445	105,824	7,104
U.S. Treasury obligations	2,280	62	—	—	2,280	62

Total	$111,061	$7,856	$15,412	$1,445	$126,473	$9,301

December 25, 2021
Asset-backed securities	$22,095	$346	$—	$—	$22,095	$346
Corporate bonds and direct obligations of government agencies	72,526	966	—	—	72,526	966

Total	$94,621	$1,312	$—	$—	$94,621	$1,312

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

1
5

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
The components of lease cost for finance leases and operating leases for the twenty six weeks ended June 25, 2022 were (in thousands):

Finance leases:
Amortization of right-of-use assets	$10,792
Interest on lease liability	1,351

Total finance lease cost	12,143
Operating leases:
Lease cost	1,757
Variable lease cost	—
Sublease income	(2,524)

Total net operating lease income	(767)

Total net lease cost	$11,376

1
6

A summary of the lease classification on our consolidated balance sheet as of June 25, 2022 is as follows (in thousands):
Assets:

Operating lease right-of-use assets	Other assets	$1,743
Finance lease assets	Operating property, less accumulated depreciation and amortization	148,084

Total lease assets		$149,827

Liabilities:
The following table reconciles the undiscounted cash flows for the finance and operating leases to the finance and operating lease liabilities recorded on the balance sheet at June 25, 2022 (in thousands):

	Finance Leases	Operating Leases
2022 Remainder	$20,806	$388
2023	35,904	639
2024	26,048	535
2025	19,838	284
2026	11,698	—
Thereafter	1,884	—

Total future minimum lease payments	116,178	1,846
Less amount representing interest (1.6% to 4.6%)	5,352	103

Present value of minimum lease payments	$110,826	$1,743

Current maturities of long-term debt	36,827
Long-term debt, excluding current maturities	73,999
Other current liabilities		712
Deferred income taxes and other noncurrent liabilities		1,031
The weighted average remaining lease term and the weighted average discount rate for finance and operating leases as of June 25, 2022 were:

	Finance Leases	Operating Leases
Weighted average remaining lease term (years)	3.6	2.8
Weighted average discount rate	2.8%	4.0%
(10) Debt
Other than finance lease obligations as presented on the consolidated balance sheets, the Company had no outstanding debt as of June 25, 2022 and December 25, 2021.
On August 18, 2020,
Landstar entered into an amended and restated credit agreement with a syndicate of banks and JPMorgan Chase Bank, N.A., as administrative agent (the “First Amended and Restated Credit Agreement”).
As previously disclosed in a Form
8-K
filed with the SEC on July 8, 2022, Landstar entered into a second amended and restated credit agreement, dated July 1, 2022, with a bank syndicate led by JPMorgan Chase Bank, N.A., as administrative agent (the “Second Amended and Restated Credit Agreement”)
 that superseded and replaced the First Amended and Restated Credit Agreement.

The Second Amended and Restated Credit Agreement, which matures July 1, 2027, provides for borrowing capacity in the form of a revolving credit facility of
$300,000,000, $45,000,000
of which may be utilized in the form of letters of credit. The Second Amended and Restated Credit Agreement also includes an “accordion” feature providing for a possible increase of up to an aggregate amount of borrowing capacity of
$600,000,000.
The Second Amended and Restated Credit Agreement, which superseded and replaced the First Amended and Restated Credit Agreement, is referred to herein as the “Credit Agreement.” As of June 25, 2022, there were no borrowings outstanding under the revolving credit facility of the Credit Agreement.

1
7

The revolving credit loans under the Credit Agreement, at the option of Landstar, bear interest at (i) a forward-looking term rate based on the secured overnight financing rate plus 0.10% and an applicable margin ranging from 1.25% to 2.00%, or (ii) an alternate base rate plus an applicable margin ranging from 0.25% to 1.00%, in each case with the applicable margin determined based upon the Company’s Leverage Ratio, as defined in the Credit Agreement, at the end of the most recent applicable fiscal quarter for which financial statements have been delivered. The revolving credit facility bears a commitment fee, payable quarterly in arrears, of 0.20% to 0.30%, based on the Company’s Leverage Ratio at the end of the most recent applicable fiscal quarter for which financial statements have been delivered.
The Credit Agreement contains a number of covenants that limit, among other things, the incurrence of additional indebtedness. The Company is required to, among other things, maintain a minimum fixed charge coverage ratio, as described in the Credit Agreement, and maintain a Leverage Ratio, as defined in the Credit Agreement, below a specified maximum. The Credit Agreement provides for a restriction on cash dividends and other distributions to stockholders on the Company’s capital stock to the extent there is a default under the Credit Agreement. In addition, the Credit Agreement under certain circumstances limits the amount of such cash dividends and other distributions to stockholders to the extent that, after giving effect to any payment made to effect such cash dividend or other distribution, the Leverage Ratio would exceed

2.5
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
(11) Commitments and Contingencies
Short-term investments include $41,549,000 in current maturities of investments held by the Company’s insurance segment at June 25, 2022. The non-current
portion of the bond portfolio of $121,906,000 is included in other assets. The short-term investments, together with $43,525,000 of non-current
investments, provide collateral for the $76,567,000 of letters of credit issued to guarantee payment of insurance claims. As of June 25, 2022, Landstar also had $33,495,000 of additional letters of credit outstanding under the Credit Agreement.
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
(12) Equity investment
On April 1, 2022, Landstar Investment Holdco, LLC, a newly formed Delaware LLC and wholly-owned subsidiary of Landstar System Holdings, Inc., purchased Class A units of Cavnue, LLC, for approximately
$4,999,000
in cash consideration. Cavnue, LLC is a privately held company focused on combining technology and road infrastructure to unlock the full potential of connected and autonomous vehicles.
This non-controlling investment
in units of Cavnue, LLC, is considered an investment in
non-marketable
equity securities without a readily determinable market value. The carrying value of our non-marketable
equity securities going forward will be adjusted to fair value upon observable transactions for identical or similar investments of the same issuer or impairment (referred to as the measurement alternative).

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
pandemic; an increase in the frequency or severity of accidents or other claims; unfavorable development of existing accident claims; dependence on third party insurance companies; dependence on independent commission sales agents; dependence on third party capacity providers; decreased demand for transportation services; U.S trade relationships; substantial industry competition; disruptions or failures in the Company’s computer systems; cyber and other information security incidents; dependence on key vendors; changes in fuel taxes; status of independent contractors; regulatory and legislative changes; regulations focused on diesel emissions and other air quality matters; intellectual property; and other operational, financial or legal risks or uncertainties detailed in Landstar’s Form
10-K
for the 2021 fiscal year, described in Item 1A “Risk Factors”, Landstar’s Form
10-Q
for the 2022 first quarter, described in Part II, Item 1A “Risk Factors”, and in this report or in Landstar’s other Securities and Exchange Commission filings from time to time. These risks and uncertainties could cause actual results or events to differ materially from historical results or those anticipated. Investors should not place undue reliance on such forward-looking statements and the Company undertakes no obligation to publicly update or revise any forward-looking statements.
Introduction
Landstar System, Inc. and its subsidiary, Landstar System Holdings, Inc. (collectively referred to herein with their subsidiaries and other affiliated companies as “Landstar” or the “Company”), a Fortune 500 company, is a worldwide, technology-enabled, asset-light provider of integrated transportation management solutions delivering safe, specialized transportation services to a broad range of customers utilizing a network of agents, third party capacity providers and employees. The Company offers services to its customers across multiple transportation modes, with the ability to arrange for individual shipments of freight to comprehensive third party logistics solutions to meet all of a customer’s transportation needs. Landstar provides services principally throughout the United States and to a lesser extent in Canada and Mexico, and between the United States and Canada, Mexico and other countries around the world. The Company’s services emphasize safety, information coordination and customer service and are delivered through a network of over 1,200 independent commission sales agents and over 111,000 third party capacity providers, primarily truck capacity providers, linked together by a series of digital technologies which are provided and coordinated by the Company. The nature of the Company’s business is such that a significant portion of its operating costs varies directly with revenue.
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

1
9

The transportation logistics segment provides a wide range of integrated transportation management solutions. Transportation services are provided by Landstar’s “Operating Subsidiaries”: Landstar Ranger, Inc., Landstar Inway, Inc., Landstar Ligon, Inc., Landstar Gemini, Inc., Landstar Transportation Logistics, Inc., Landstar Global Logistics, Inc., Landstar Express America, Inc., Landstar Canada, Inc., Landstar Metro, S.A.P.I. de C.V., and as further described below, Landstar Blue. Transportation services offered by the Company include truckload and less-than-truckload transportation and other truck transportation, rail intermodal, air cargo, ocean cargo, expedited ground and air delivery of time-critical freight, heavy-haul/specialized, U.S.-Canada and U.S.-Mexico cross-border, intra-Mexico, intra-Canada, project cargo and customs brokerage. Examples of the industries serviced by the transportation logistics segment include automotive parts and assemblies, consumer durables, building products, metals, chemicals, foodstuffs, heavy machinery, retail, electronics and military equipment. In addition, the transportation logistics segment provides transportation services to other transportation companies, including third party logistics and less-than-truckload service providers. The independent commission sales agents market services provided by the transportation logistics segment. Billings for freight transportation services are typically charged to customers on a per shipment basis for the physical transportation of freight and are referred to as transportation revenue. During the twenty-six-week
period ended June 25, 2022, revenue generated by BCO Independent Contractors, Truck Brokerage Carriers and railroads represented approximately 36%, 53% and 2%, respectively, of the Company’s consolidated revenue. Collectively, revenue generated by air and ocean cargo carriers represented approximately 8% of the Company’s consolidated revenue in the twenty-six-week
period ended June 25, 2022.
On May 6, 2020, the Company formed a new subsidiary that was subsequently renamed Landstar Blue, LLC (“Landstar Blue”). Landstar Blue arranges truckload brokerage services with a focus on the contract services market. Landstar Blue also helps the Company to develop and test digital technologies and processes for the benefit of all Landstar independent commission sales agents. On June 15, 2020, Landstar Blue completed the acquisition of an independent agent of the Company whose business focused on truckload brokerage services. The results of operations from Landstar Blue are presented as part of the Company’s transportation logistics segment. Revenue from Landstar Blue represented less than 1% of the Company’s transportation logistics segment revenue in the twenty-six-week
period ended June 25, 2022.
The insurance segment is comprised of Signature Insurance Company (“Signature”), a wholly owned offshore insurance subsidiary, and Risk Management Claim Services, Inc. The insurance segment provides risk and claims management services to certain of Landstar’s operating subsidiaries. In addition, it reinsures certain risks of the Company’s BCO Independent Contractors and provides certain property and casualty insurance directly to certain of Landstar’s operating subsidiaries. Revenue at the insurance segment represents reinsurance premiums from third party insurance companies that provide insurance programs to BCO Independent Contractors where all or a portion of the risk is ultimately borne by Signature. Revenue at the insurance segment represented approximately 1% of the Company’s consolidated revenue for the twenty-six-week
period ended June 25, 2022.
Changes in Financial Condition and Results of Operations
Management believes the Company’s success principally depends on its ability to generate freight revenue through its network of independent commission sales agents and to deliver freight safely and efficiently utilizing third party capacity providers. Management believes the most significant factors to the Company’s success include increasing revenue, sourcing capacity, empowering its network through technology-based tools and controlling costs.
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

	Twenty Six Weeks Ended		Thirteen Weeks Ended
	June 25, 2022	June 26, 2021	June 25, 2022	June 26, 2021
Revenue generated through (in thousands):
Truck transportation
Truckload:
Van equipment	$2,108,143	$1,583,911	$1,026,938	$854,509
Unsided/platform equipment	883,032	689,378	474,274	391,893
Less-than-truckload	70,651	54,732	36,931	29,062
Other truck transportation (1)	436,656	309,655	209,055	168,723

Total truck transportation	3,498,482	2,637,676	1,747,198	1,444,187
Rail intermodal	86,110	76,068	43,422	44,360
Ocean and air cargo carriers	310,904	107,840	158,847	60,240
Other (2)	50,167	36,668	25,597	21,931

	$3,945,663	$2,858,252	$1,975,064	$1,570,718

Revenue on loads hauled via BCO Independent Contractors included in total truck transportation	$1,415,963	$1,209,056	$688,389	$648,942
Number of loads:
Truck transportation
Truckload:
Van equipment	763,750	678,253	387,482	357,041
Unsided/platform equipment	279,345	248,262	147,516	133,999
Less-than-truckload	96,828	85,095	48,985	44,403
Other truck transportation (1)	166,747	127,160	80,817	67,497

Total truck transportation	1,306,670	1,138,770	664,800	602,940
Rail intermodal	24,220	26,800	11,590	15,100
Ocean and air cargo carriers	22,890	19,460	11,330	10,230

	1,353,780	1,185,030	687,720	628,270

Loads hauled via BCO Independent Contractors included in total truck transportation	527,830	510,150	265,590	264,200
Revenue per load:
Truck transportation
Truckload:
Van equipment	$2,760	$2,335	$2,650	$2,393
Unsided/platform equipment	3,161	2,777	3,215	2,925
Less-than-truckload	730	643	754	655
Other truck transportation (1)	2,619	2,435	2,587	2,500
Total truck transportation	2,677	2,316	2,628	2,395
Rail intermodal	3,555	2,838	3,747	2,938
Ocean and air cargo carriers	13,583	5,542	14,020	5,889
Revenue per load on loads hauled via BCO Independent Contractors	$2,683	$2,370	$2,592	$2,456
Revenue by capacity type (as a % of total revenue):
Truck capacity providers:
BCO Independent Contractors	36%	42%	35%	41%
Truck Brokerage Carriers	53%	50%	54%	51%
Rail intermodal	2%	3%	2%	3%
Ocean and air cargo carriers	8%	4%	8%	4%
Other	1%	1%	1%	1%

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

Expenses
Purchased transportation
Also critical to the Company’s success is its ability to secure capacity, particularly truck capacity, at rates that allow the Company to profitably transport customers’ freight. The following table summarizes the number of available truck capacity providers on the dates indicated:

	June 25, 2022	June 26, 2021
BCO Independent Contractors	11,023	10,778
Truck Brokerage Carriers:
Approved and active (1)	70,649	53,891
Other approved	29,454	24,098

	100,103	77,989

Total available truck capacity providers	111,126	88,767

Trucks provided by BCO Independent Contractors	11,887	11,557

(1)	Active refers to Truck Brokerage Carriers who moved at least one load in the 180 days immediately preceding the fiscal quarter end.
Purchased transportation represents the amount a BCO Independent Contractor or other third party capacity provider is paid to haul freight. The amount of purchased transportation paid to a BCO Independent Contractor is primarily based on a contractually agreed-upon percentage of revenue generated by loads hauled by the BCO Independent Contractor. Purchased transportation paid to a Truck Brokerage Carrier is based on either a negotiated rate for each load hauled or, to a lesser extent, a contractually agreed-upon fixed rate per load. Purchased transportation paid to railroads and ocean cargo carriers is based on either a negotiated rate for each load hauled or a contractually agreed-upon fixed rate per load. Purchased transportation paid to air cargo carriers is generally based on a negotiated rate for each load hauled. Purchased transportation as a percentage of revenue for truck brokerage, rail intermodal and ocean cargo services is normally higher than that of BCO Independent Contractor and air cargo services. Purchased transportation is the largest component of costs and expenses and, on a consolidated basis, increases or decreases as a percentage of consolidated revenue in proportion to changes in the percentage of consolidated revenue generated through BCO Independent Contractors and other third party capacity providers and external revenue from the insurance segment, consisting of reinsurance premiums. Purchased transportation as a percent of revenue also increases or decreases in relation to the availability of truck brokerage capacity and with changes in the price of fuel on revenue generated from shipments hauled by Truck Brokerage Carriers. The Company passes 100% of fuel surcharges billed to customers for freight hauled by BCO Independent Contractors to its BCO Independent Contractors. These fuel surcharges are excluded from revenue and the cost of purchased transportation. Purchased transportation costs are recognized over the freight transit period as the performance obligation to the customer is completed.
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
For periods prior to May 1, 2019, Landstar retains liability for commercial trucking claims up to $5 million per occurrence and maintains various third party insurance arrangements for liabilities in excess of its $5 million self-insured retention. Effective May 1, 2019, the Company entered into a new three year commercial auto liability insurance arrangement for losses incurred between $5 million and $10 million (the “Initial Excess Policy”) with a third party insurance company. The Company subsequently extended the Initial Excess Policy for one additional policy year, from May 1, 2022 through April 30, 2023. For commercial trucking claims incurred on or after May 1, 2022 through April 30, 2023, the extended Initial Excess Policy provides for a limit for a single loss of $5 million, with a remaining aggregate limit of $10 million for the policy period ending April 30, 2023, and an option to increase such aggregate limit for a pre-established
amount of additional premium. If aggregate losses under the Initial Excess Policy exceed the aggregate limit for the period ending April 30, 2023, and the Company did not elect to increase such aggregate limit for a pre-established
amount of additional premium, the Company would retain liability of up to $10 million per occurrence, inclusive of its $5 million self-insured retention for commercial trucking claims during the remainder of the policy period ending April 30, 2023.
The Company also maintains third party insurance arrangements providing excess coverage for commercial trucking liabilities in excess of $10 million. These third party arrangements provide coverage on a per occurrence or aggregated basis. In recent years, there has been a significant increase in the occurrence of trials in courts throughout the United States involving catastrophic injury and fatality claims against commercial motor carriers that have resulted in verdicts in excess of $10 million. Within the transportation logistics industry, these verdicts are often referred to as “Nuclear Verdicts.” The increase in Nuclear Verdicts has had a significant impact on the cost of commercial auto liability claims throughout the United States. Due to the increasing cost of commercial auto liability claims, the availability of excess coverage has significantly decreased, and the pricing associated with such excess coverage, to the extent available, has significantly increased. With respect to the annual policy year ended April 30, 2021, as compared to the annual policy year ended April 30, 2020, the Company experienced an increase of approximately $14 million, or over 170%, in the premiums charged by third party insurance companies to the Company for excess coverage for commercial trucking liabilities in excess of $10 million. Effective May 1, 2021, with respect to the annual policy year ending April 30, 2022, as compared to the annual policy year ended April 30, 2021, the Company experienced an increase of approximately $3 million, or 19%, in the premiums charged by third party insurance companies to the Company for excess coverage for commercial trucking liabilities in excess of $10 million. Effective May 1, 2022, with respect to the annual policy year ending April 30, 2023, as compared to the annual policy year ended April 30, 2022, the Company experienced an increase of approximately $2.3 million, or 10%, in the premiums charged by third party insurance companies to the Company for excess coverage for commercial trucking liabilities in excess of $10 million.
Moreover, in recent years the Company has increased the level of its financial exposure to commercial trucking claims in excess of $10 million, including through the use of additional self-insurance, deductibles, aggregate loss limits, quota shares and other arrangements with third party insurance companies, based on the availability of coverage within certain excess insurance coverage layers and estimated cost differentials between proposed premiums from third party insurance companies and historical and actuarially projected losses experienced by the Company at various levels of excess insurance coverage. For example, with respect to a hypothetical claim in the amount of $35 million incurred during the annual policy year ending April 30, 2023, the Company would have an aggregate financial exposure of approximately $10 million. Furthermore, the Company’s third party insurance arrangements provide excess coverage up to an uppermost coverage layer, in excess of which the Company retains additional financial exposure. No assurances can be given that the availability of excess coverage for commercial trucking claims will not continue to deteriorate, that the pricing associated with such excess coverage, to the extent available, will not continue to increase, nor that insurance coverage from third party insurers for excess coverage of commercial trucking claims will even be available on commercially reasonable terms at certain levels. Moreover, the occurrence of a Nuclear Verdict, or the settlement of a catastrophic injury and/or fatality claim that could have otherwise resulted in a Nuclear Verdict, could have a material adverse effect on Landstar’s cost of insurance and claims and its results of operations.
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

Selling, general and administrative
During the
twenty-six-week
period ended June 25, 2022, employee compensation and benefits accounted for approximately 67% of the Company’s selling, general and administrative costs. Employee compensation and benefits include wages and employee benefit costs as well as incentive compensation and stock-based compensation expense. Incentive compensation and stock-based compensation expense is highly variable in nature in comparison to wages and employee benefit costs.
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
Gross Profit, Variable Contribution, Gross Profit Margin and Variable Contribution Margin
The following table sets forth calculations of gross profit, defined as revenue less costs of revenue, and gross profit margin defined as gross profit divided by revenue, for the periods indicated. The Company refers to revenue less variable costs of revenue as “variable contribution” and variable contribution divided by revenue as “variable contribution margin”. Variable contribution and variable contribution margin are each non-GAAP
financial measures. The closest comparable GAAP financial measures to variable contribution and variable contribution margin are, respectively, gross profit and gross profit margin. The Company believes variable contribution and variable contribution margin are useful measures of the variable costs that we incur at a shipment-by-shipment
level attributable to our transportation network of third party capacity providers and independent commission sales agents in order to provide services to our customers. The Company believes variable contribution and variable contribution margin are important performance measurements and management considers variable contribution and variable contribution margin in evaluating the Company’s financial performance and in its decision-making, such as budgeting for infrastructure, trailing equipment and selling, general and administrative costs.

The reconciliations of gross profit to variable contribution and gross profit margin to variable contribution margin are each presented below:

	Twenty Six Weeks Ended		Thirteen Weeks Ended
	June 25, 2022	June 26, 2021	June 25, 2022	June 26, 2021
Revenue	$3,945,663	$2,858,252	$1,975,064	$1,570,718
Costs of revenue:
Purchased transportation	3,096,018	2,226,526	1,545,688	1,228,241
Commissions to agents	311,634	221,702	161,856	121,693

Variable costs of revenue	3,407,652	2,448,228	1,707,544	1,349,934
Trailing equipment depreciation	18,363	17,747	9,280	8,840
Information technology costs	9,039	6,084	4,993	3,146
Insurance-related costs (1)	66,441	47,673	34,786	25,051
Other operating costs	21,522	16,545	10,381	8,903

Other costs of revenue	115,365	88,049	59,440	45,940

Total costs of revenue	3,523,017	2,536,277	1,766,984	1,395,874

Gross profit	$422,646	$321,975	$208,080	$174,844
Gross profit margin	10.7%	11.3%	10.5%	11.1%
Plus: other costs of revenue	115,365	88,049	59,440	45,940

Variable contribution	$538,011	$410,024	$267,520	$220,784

Variable contribution margin	13.6%	14.3%	13.5%	14.1%

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

In general, variable contribution margin on revenue generated by BCO Independent Contractors represents a fixed percentage due to the nature of the contracts that pay a fixed percentage of revenue to both the BCO Independent Contractors and independent commission sales agents. For revenue generated by Truck Brokerage Carriers, variable contribution margin may be either a fixed or variable percentage, depending on the contract with each individual independent commission sales agent. Variable contribution margin on revenue generated from shipments hauled by railroads, air cargo carriers, ocean cargo carriers and Truck Brokerage Carriers, other than those under retention contracts, is variable in nature, as the Company’s contracts with independent commission sales agents provide commissions to agents at a contractually agreed upon percentage of the amount represented by revenue less purchased transportation for these types of shipments. Approximately 41% of the Company’s consolidated revenue in the twenty-six-week
period ended June 25, 2022 was generated under transactions that pay a fixed percentage of revenue to the third party capacity provider and/or agents while 59% was generated under transactions that pay a variable percentage of revenue to the third party capacity provider and/or agents.
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

	Twenty Six Weeks Ended		Thirteen Weeks Ended
	June 25, 2022	June 26, 2021	June 25, 2022	June 26, 2021
Gross profit	$422,646	$321,975	$208,080	$174,844
Operating income	$313,251	$225,516	$150,418	$122,248
Operating income as % of gross profit	74.1%	70.0%	72.3%	69.9%
Variable contribution	$538,011	$410,024	$267,520	$220,784
Operating income	$313,251	$225,516	$150,418	$122,248
Operating income as % of variable contribution	58.2%	55.0%	56.2%	55.4%
The increase in operating income as a percentage of gross profit from the 2021 twenty-six-week
period to the 2022
twenty-six-week
period resulted from operating income increasing at a more rapid percentage rate than the increase in gross profit, as the Company was able to scale our fixed cost infrastructure, primarily certain components of selling, general and administrative costs, across a larger gross profit base.
The increase in operating income as a percentage of variable contribution from the 2021 twenty-six-week
period to the 2022
twenty-six-week
period resulted from operating income increasing at a more rapid percentage rate than the increase in variable contribution, as the Company was able to scale our fixed cost infrastructure, primarily certain components of selling, general and administrative costs, as well as certain components of our other costs of revenue, across a larger variable contribution base.
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
TWENTY SIX WEEKS ENDED JUNE 25, 2022 COMPARED TO TWENTY SIX WEEKS ENDED JUNE 26, 2021
Revenue for the 2022
twenty-six-week
period was $3,945,663,000, an increase of $1,087,411,000, or 38%, compared to the 2021 twenty-six-week
period. Transportation revenue increased $1,083,001,000, or 38%. The increase in transportation revenue was attributable to increased revenue per load of approximately 21% and an increased number of loads hauled of approximately 14% compared to the 2021 twenty-six-week
period. Reinsurance premiums were $39,105,000 and $34,695,000 for the 2022 and 2021 twenty-six-week
periods, respectively. The increase in revenue from reinsurance premiums was primarily attributable to an increase in the average number of trucks provided by BCO Independent Contractors and an increase in the aggregate value of equipment insured by BCO Independent Contractors under a physical damage program reinsured by Signature in the 2022 twenty-six-week
period compared to the 2021
twenty-six-week
period.

Truck transportation revenue generated by BCO Independent Contractors and Truck Brokerage Carriers (together, the “third party truck capacity providers”) for the 2022 twenty-six-week
period was $3,498,482,000, representing 89% of total revenue, an increase of $860,806,000, or 33%, compared to the 2021 twenty-six-week
period. Revenue per load on loads hauled by third party truck capacity providers increased approximately 16% compared to the 2021 twenty-six-week
period, and the number of loads hauled by third party truck capacity providers increased approximately 15% in the 2022 twenty-six-week
period compared to the 2021
twenty-six-week
period.
The increase in revenue per load on loads hauled via truck was due a tight truck capacity environment experienced during the 2022 twenty-six-week
period, which resulted in less readily available truck capacity as compared to the 2021 twenty-six-week
period. The increase was also attributable to the impact of higher diesel fuel costs on loads hauled via Truck Brokerage Carriers and was partially offset by (i) a decrease in the number of loads hauled via heavy specialized equipment, which typically have a higher revenue per load, as a percentage of total truck loads and (ii) a decrease in length of haul during the 2022 twenty-six-week
period. Revenue per load on loads hauled via van equipment increased 18%, revenue per load on loads hauled via unsided/platform equipment increased 14%, revenue per load on less-than-truckload loadings increased 13% and other truck transportation services revenue per load increased 8% as compared to the 2021 twenty-six-week
period.
The increase in the number of loads hauled via truck compared to the 2021 twenty-six-week
period was due to a broad-based increase in demand for the Company’s truck transportation services. Loads hauled via van equipment increased 13%, loads hauled via unsided/platform equipment increased 13%, loads hauled via less-than-truckload increased 14% and other truck transportation services load count increased 31% as compared to the 2021 twenty-six-week
period.
Fuel surcharges billed to customers on revenue generated by BCO Independent Contractors are excluded from revenue. Fuel surcharges on Truck Brokerage Carrier revenue identified separately in billings to customers and included as a component of Truck Brokerage Carrier revenue were $94,537,000 and $45,574,000 in the 2022 and 2021 twenty-six-week
periods, respectively. It should be noted that billings to many customers of the Company’s truck brokerage services include a single all-in
rate that does not separately identify fuel surcharges on loads hauled via Truck Brokerage Carriers. Accordingly, the overall impact of changes in fuel prices on revenue and revenue per load on loads hauled via truck is likely to be greater than that indicated.
Transportation revenue generated by rail intermodal, air cargo and ocean cargo carriers (collectively, the “multimode capacity providers”) for the 2022 twenty-six-week
period was $397,014,000, or 10% of total revenue, an increase of $213,106,000, or 116%, compared to the 2021 twenty-six-week
period. Revenue per load on revenue generated by multimode capacity providers increased approximately 112% in the 2022 twenty-six-week
period compared to the 2021
twenty-six-week
period, and the number of loads hauled by multimode capacity providers increased approximately 2% over the same period. Revenue per load on loads hauled by multimode capacity providers increased for all modes, primarily due to strong U.S. and global economic recoveries coupled with the impact of global supply chain disruptions which were particularly acute with respect to international ocean and air freight. Revenue per load on loads hauled via air, ocean and rail intermodal increased 145%, 123% and 25%, respectively, during the 2022 twenty-six-week
period as compared to the 2021
twenty-six-week
period. Revenue per load on revenue generated by multimode capacity providers is influenced by many factors, including revenue mix among the various modes of transportation used, length of haul, complexity of freight, density of freight lanes, fuel costs and availability of capacity. The increase in the number of loads hauled by multimode capacity providers was due to a 44% increase in ocean loadings, almost entirely offset by a 26% decrease in air loadings and a 10% decrease in rail loadings. The 44% increase in ocean loadings was due to a broad-based increase in demand across many customers for the Company’s ocean services. The 26% decrease in air loadings was entirely attributable to decreased loadings at one specific customer, and the 10% decrease in rail loadings was primarily attributable to decreased loadings at one specific agency.
Purchased transportation was 78.5% and 77.9% of revenue in the 2022 and 2021 twenty-six-week
periods, respectively. The increase in purchased transportation as a percentage of revenue was primarily due to (i) an increased percentage of revenue generated by Truck Brokerage Carriers, which typically has a higher rate of purchased transportation than revenue generated by BCO Independent Contractors and (ii) an increased percentage of revenue generated by multimode capacity providers, which typically has a higher rate of purchased transportation than third party truck capacity providers, partially offset by a lower rate of purchased transportation on revenue generated by Truck Brokerage Carriers. Commissions to agents were 7.9% and 7.8% of revenue in the 2022 and 2021 twenty-six-week
periods, respectively. The increase in commissions to agents as a percentage of revenue was primarily attributable to a decreased cost of purchased transportation as a percentage of revenue on revenue generated by Truck Brokerage Carriers.
Investment income was $1,307,000 and $1,432,000 in the 2022 and 2021 twenty-six-week
periods, respectively. The decrease in investment income was primarily attributable to a lower average investment balance held by the insurance segment in the 2022 twenty-six-week
period, partially offset by higher average rates of return on investments in the 2022 twenty-six-week
period.

Other operating costs increased $4,977,000 in the 2022
twenty-six-week
period compared to the 2021
twenty-six-week
period. The increase in other operating costs compared to the prior year was primarily due to (i) increased trailing equipment maintenance costs as a result of (x) increased labor and parts costs charged by the Company’s network of third party trailer maintenance facilities as the Company retained older trailing equipment to support current business levels; and (y) an increased average trailer fleet size during the 2022 twenty-six-week
period, and (ii) an increased provision for contractor bad debt, partially offset by increased gains on the sale of operating property.
Insurance and claims increased $19,191,000 in the 2022
twenty-six-week
period compared to the 2021
twenty-six-week
period. The increase in insurance and claims expense compared to the prior year was primarily due to increased severity of current year trucking claims during the 2022 twenty-six-week
period, the impact of net unfavorable development of prior years’ claims in the 2022 twenty-six-week
period and increased insurance premiums, primarily for commercial auto and excess liability coverage. During the 2022 and 2021 twenty-six-week
periods, insurance and claims costs included $5,381,000 and $980,000 of net unfavorable adjustments to prior years’ claims estimates, respectively.
Selling, general and administrative costs increased $12,158,000 in the 2022 twenty-six-week
period compared to the 2021
twenty-six-week
period. The increase in selling, general and administrative costs compared to the prior year was attributable to increased wages and benefits and an increased provision for customer bad debt, partially offset by decreased stock-based compensation expense and a decreased provision for incentive compensation. Included in selling, general and administrative costs was stock-based compensation expense of $5,810,000 and $10,893,000 for the 2022 and 2021 twenty-six-week
periods, respectively, and incentive compensation expense of $9,723,000 and $12,615,000 for the 2022 and 2021 twenty-six-week
periods, respectively.
Depreciation and amortization expense increased $3,801,000 in the 2022 twenty-six-week
period compared to the 2021
twenty-six-week
period. The increase in depreciation and amortization expense was primarily due to increased depreciation on digital technology tools in connection with the deployment of new and upgraded applications for use by the Company’s network of agents, capacity providers and employees, and to a lesser extent, in connection with increased trailing equipment depreciation.
Interest and debt expense in the 2022
twenty-six-week
period increased $219,000 compared to the 2021
twenty-six-week
period. The increase in interest and debt expense was entirely attributable to increased average borrowings on the Company’s revolving credit facility during the 2022 twenty-six-week
period, as the Company had no borrowings under its revolving credit facility during the 2021 period. The Company had no borrowings under its revolving credit facility as of the end of the 2022 twenty-six-week
period.
The provisions for income taxes for the 2022 and 2021
twenty-six-week
periods were based on estimated annual effective income tax rates of 24.5% and 24.4%, respectively, adjusted for discrete events, such as benefits resulting from stock-based awards. The estimated annual effective income tax rate was higher than the statutory federal income tax rate of 21% in both periods primarily attributable to state taxes and nondeductible executive compensation. The effective income tax rate for the 2022 twenty-six-week
period was 23.7%, which was lower than the estimated annual effective income tax rate of 24.5%, primarily attributable to excess tax benefits realized on stock-based awards. The effective income tax rate in the 2021 twenty-six-week
period of 24.1% was lower than the 24.4% estimated annual effective income tax rate, primarily due to excess tax benefits realized on stock-based awards in the 2021 twenty-six-week
period.
Net income was $237,394,000, or $6.39 per diluted share, in the 2022 twenty-six-week
period. Net income was $169,534,000, or $4.41 per diluted share, in the 2021 twenty-six-week
period.
THIRTEEN WEEKS ENDED JUNE 25, 2022 COMPARED TO THIRTEEN WEEKS ENDED JUNE 26, 2021
Revenue for the 2022 thirteen-week period was $1,975,064,000, an increase of $404,346,000, or 26%, compared to the 2021 thirteen-week period. Transportation revenue increased $402,161,000, or 26%. The increase in transportation revenue was attributable to increased revenue per load of approximately 15% and an increased number of loads hauled of approximately 9% compared to the 2021 thirteen-week period. Reinsurance premiums were $19,845,000 and $17,660,000 for the 2022 and 2021 thirteen-week periods, respectively. The increase in revenue from reinsurance premiums was primarily attributable to an increase in the average number of trucks provided by BCO Independent Contractors and an increase in the aggregate value of equipment insured by BCO Independent Contractors under a physical damage program reinsured by Signature in the 2022 thirteen-week period compared to the 2021 thirteen-week period.
Truck transportation revenue generated by third party truck capacity providers for the 2022 thirteen-week period was $1,747,198,000, representing 88% of total revenue, an increase of $303,011,000, or 21%, compared to the 2021 thirteen-week period. Revenue per load on loads hauled by third party truck capacity providers increased approximately 10% compared to the 2021 thirteen-week period, and the number of loads hauled by third party truck capacity providers increased approximately 10% in the 2022 thirteen-week period compared to the 2021 thirteen-week period.

The increase in revenue per load on loads hauled via truck was due a relatively tighter truck capacity environment experienced during the 2022 thirteen-week period, which resulted in less readily available truck capacity as compared to the 2021 thirteen-week period and the impact of higher diesel fuel costs on loads hauled via Truck Brokerage Carriers, partially offset by a decreased average length of haul during the 2022 thirteen-week period. Revenue per load on loads hauled via van equipment increased 11%, revenue per load on loads hauled via unsided/platform equipment increased 10%, revenue per load on less-than-truckload loadings increased 15% and other truck transportation services revenue per load increased 3% as compared to the 2021 thirteen-week period. Revenue per load on loads hauled via truck increased 15%, 8% and 7% in April, May and June, respectively, as compared to the corresponding periods in 2021.
The increase in the number of loads hauled via truck compared to the 2021 thirteen-week period was due to a broad-based increase in demand for the Company’s truck transportation services. Loads hauled via van equipment increased 9%, loads hauled via unsided/platform equipment increased 10%, loads hauled via less-than-truckload increased 10% and other truck transportation services load count increased 20% as compared to the 2021 thirteen-week period. The number of loads hauled via truck increased 13%, 11% and 8% in April, May and June, respectively, as compared to the corresponding periods in 2021.
Fuel surcharges billed to customers on revenue generated by BCO Independent Contractors are excluded from revenue. Fuel surcharges on Truck Brokerage Carrier revenue identified separately in billings to customers and included as a component of Truck Brokerage Carrier revenue were $57,052,000 and $26,340,000 in the 2022 and 2021 thirteen-week periods, respectively.
Transportation revenue generated by multimode capacity providers for the 2022 thirteen-week period was $202,269,000, or 10% of total revenue, an increase of $97,669,000, or 93%, compared to the 2021 thirteen-week period. Revenue per load on revenue generated by multimode capacity providers increased approximately 114% in the 2022 thirteen-week period compared to the 2021 thirteen-week period, while the number of loads hauled by multimode capacity providers decreased approximately 10% over the same period. Revenue per load on loads hauled by multimode capacity providers increased for all modes, primarily due to strong U.S. and global economic recoveries coupled with the impact of global supply chain disruptions which were particularly acute with respect to international ocean and air freight. Revenue per load on loads hauled via air, ocean and rail intermodal increased 160%, 119% and 28%, respectively, during the 2022 thirteen-week period as compared to the 2021 thirteen-week period. Revenue per load on revenue generated by multimode capacity providers is influenced by many factors, including revenue mix among the various modes of transportation used, length of haul, complexity of freight, density of freight lanes, fuel costs and availability of capacity. The decrease in the number of loads hauled by multimode capacity providers was due to a 23% decrease in rail loadings and a 21% decrease in air loadings, partially offset by a 28% increase in ocean loadings. The 23% decrease in rail loadings was broad-based across several agencies and customers, while the 21% decrease in air loadings was entirely attributable to one specific customer. The 28% increase in ocean loadings was due to a broad-based increase in demand across many customers for the Company’s ocean services.
Purchased transportation was 78.3% and 78.2% of revenue in the 2022 and 2021 thirteen-week periods, respectively. The increase in purchased transportation as a percentage of revenue was primarily due to (i) an increased percentage of revenue generated by Truck Brokerage Carriers, which typically has a higher rate of purchased transportation than revenue generated by BCO Independent Contractors; and (ii) an increased percentage of revenue generated by multimode capacity providers, which typically has a higher rate of purchased transportation than third party truck capacity providers, partially offset by a lower rate of purchased transportation on revenue generated by Truck Brokerage Carriers. Commissions to agents were 8.2% and 7.7% of revenue in the 2022 and 2021 thirteen-week periods, respectively. The increase in commissions to agents as a percentage of revenue was primarily attributable to a decreased cost of purchased transportation as a percentage of revenue on revenue generated by Truck Brokerage Carriers.
Investment income was $586,000 and $748,000 in the 2022 and 2021 thirteen-week periods, respectively. The decrease in investment income was primarily attributable to a lower average investment balance held by the insurance segment in the 2022 thirteen-week period, partially offset by higher average rates of return on investments in the 2022 thirteen-week period.
Other operating costs increased $1,478,000 in the 2022 thirteen-week period compared to the 2021 thirteen-week period. The increase in other operating costs compared to the prior year was primarily due to (i) increased trailing equipment maintenance costs as a result of (x) increased labor and parts costs as the Company retained older equipment to support current business levels, and (y) an increased average trailer fleet size during the 2022 thirteen-week period, and (ii) an increased provision for contractor bad debt, partially offset by increased gains on the sale of operating property.

Insurance and claims increased $9,928,000 in the 2022 thirteen-week period compared to the 2021 thirteen-week period. The increase in insurance and claims expense compared to the prior year was primarily due to increased severity of current year trucking claims during the 2022 thirteen-week period, primarily due to the impact of two tragic vehicular accidents during the 2022 thirteen-week period.
Selling, general and administrative costs increased $4,853,000 in the 2022 thirteen-week period compared to the 2021 thirteen-week period. The increase in selling, general and administrative costs compared to prior year was attributable to increased wages and benefits, an increased provision for customer bad debt and approximately $2,000,000 in expense related to the return of the Company’s annual agent convention held in April 2022, partially offset by a decreased provision for incentive compensation and decreased stock-based compensation expense. Included in selling, general and administrative costs was incentive compensation expense of $4,524,000 and $8,326,000 for the 2022 and 2021 thirteen-week periods, respectively, and stock-based compensation expense of $3,815,000 and $6,864,000 for the 2022 and 2021 thirteen-week periods, respectively.
Depreciation and amortization expense increased $2,145,000 in the 2022 thirteen-week period compared to the 2021 thirteen-week period. The increase in depreciation and amortization expense was primarily due to increased depreciation on digital technology tools in connection with the deployment of new and upgraded applications for use by the Company’s network of agents, capacity providers and employees, and to a lesser extent, in connection with increased trailing equipment depreciation.
Interest and debt expense in the 2022 thirteen-week period increased $138,000 compared to the 2021 thirteen-week period. The increase in interest and debt expense was entirely attributable to increased average borrowings on the Company’s revolving credit facility during the 2022 period, as the Company had no borrowings during the 2021 period.
The provisions for income taxes for the 2022 and 2021 thirteen-week periods were based on an estimated annual effective income tax rates of 24.5% and 24.4%, respectively, adjusted for discrete events, such as benefits resulting from stock-based awards. The estimated annual effective income tax rate was higher than the statutory federal income tax rate of 21% in both periods primarily attributable to state taxes and nondeductible executive compensation. The effective income tax rate for the 2022 thirteen-week period was 24.6%, which was higher than the estimated annual effective income tax rate of 24.5%, primarily attributable to tax shortfalls realized on stock-based awards in the 2022 period. The effective income tax rate in the 2021 thirteen-week period of 23.9% was lower than the 24.4% estimated annual effective income tax rate, primarily due to excess tax benefits recognized on stock-based compensation arrangements in the 2021 thirteen-week period.
Net income was $112,555,000, or $3.05 per diluted share, in the 2022 thirteen-week period. Net income was $92,294,000, or $2.40 per diluted share, in the 2021 thirteen-week period.
CAPITAL RESOURCES AND LIQUIDITY
Working capital and the ratio of current assets to current liabilities were $527,380,000 and 1.5 to 1, respectively, at June 25, 2022, compared with $512,917,000 and 1.5 to 1, respectively, at December 25, 2021. Landstar has historically operated with current ratios within the range of 1.5 to 1 to 2.0 to 1. Cash provided by operating activities was $209,651,000 in the 2022 twenty-six-week
period compared with $137,176,000 in the 2021
twenty-six-week
period. The increase in cash flow provided by operating activities was primarily attributable to increased net income as the change in net working capital was relatively consistent in both the 2022 and 2021 twenty-six-week
periods.
The Company declared and paid $0.50 per share, or $18,581,000 in the aggregate, in cash dividends during the twenty-six-week
period ended June 25, 2022 and, during such period, also paid $75,387,000 of dividends payable which were declared during fiscal year 2021 and included in current liabilities in the consolidated balance sheet at December 25, 2021. The Company declared and paid $0.42 per share, or $16,135,000 in the aggregate, in cash dividends during the twenty-six-week
period ended June 26, 2021 and, during such period, also paid $76,770,000 of dividends payable which were declared during fiscal year 2020 and included in current liabilities in the consolidated balance sheet at December 26, 2020. During the twenty-six-week
period ended June 25, 2022, the Company purchased 1,396,761 shares of its common stock at a total cost of $212,632,000. During the twenty-six-week
period ended June 26, 2021, the Company purchased 150,000 shares of its common stock at a total cost of $23,837,000. As of June 25, 2022, the Company may purchase in the aggregate up to 1,603,239 shares of its common stock under its authorized stock purchase program. Long-term debt, including current maturities, was $110,826,000 at June 25, 2022, $978,000 lower than at December 25, 2021.
Shareholders’ equity was $856,870,000, or 89% of total capitalization (defined as long-term debt including current maturities plus equity), at June 25, 2022, compared to $862,010,000, or 89% of total capitalization, at December 25, 2021. The decrease in shareholders’ equity was primarily the result of purchases of shares of the Company’s common stock, dividends declared by the Company in the 2022 twenty-six-week
period and taxes paid in lieu of shares issued related to stock-based compensation plans, partially offset by net income.

On August 18, 2020, Landstar entered into an amended and restated credit agreement with a syndicate of banks and JPMorgan Chase Bank, N.A., as administrative agent (the “First Amended and Restated Credit Agreement”). As previously disclosed in a Form
8-K
filed with the SEC on July 8, 2022, Landstar entered into a second amended and restated credit agreement, dated July 1, 2022, with a bank syndicate led by JPMorgan Chase Bank, N.A., as administrative agent (the “Second Amended and Restated Credit Agreement”) that superseded and replaced the First Amended and Restated Credit Agreement. The Second Amended and Restated Credit Agreement which matures July 1, 2027, provides for borrowing capacity in the form of a revolving credit facility of $300,000,000, $45,000,000 of which may be utilized in the form of letters of credit. The Second Amended and Restated Credit Agreement also includes an “accordion” feature providing for a possible increase of up to an aggregate amount of borrowing capacity of $600,000,000. The First Amended and Restated Credit Agreement, as superseded and replaced by the Second Amended and Restated Credit Agreement, is referred to herein as the “Credit Agreement.” As of June 25, 2022, there were no borrowings outstanding under the revolving credit facility of the Credit Agreement.
The Credit Agreement contains a number of covenants that limit, among other things, the incurrence of additional indebtedness. The Company is required to, among other things, maintain a minimum fixed charge coverage ratio, as described in the Credit Agreement, and maintain a Leverage Ratio, as defined in the Credit Agreement, below a specified maximum. The Credit Agreement provides for a restriction on cash dividends and other distributions to stockholders on the Company’s capital stock to the extent there is a default under the Credit Agreement. In addition, the Credit Agreement under certain circumstances limits the amount of such cash dividends and other distributions to stockholders to the extent that, after giving effect to any payment made to effect such cash dividend or other distribution, the Leverage Ratio would exceed 2.5 to 1 on a pro forma basis as of the end of the Company’s most recently completed fiscal quarter. The Credit Agreement provides for an event of default in the event that, among other things, a person or group acquires 35% or more of the outstanding capital stock of the Company or obtains power to elect a majority of the Company’s directors or the directors cease to consist of a majority of Continuing Directors, as defined in the Credit Agreement. None of these covenants are presently considered by management to be materially restrictive to the Company’s operations, capital resources or liquidity. The Company is currently in compliance with all of the debt covenants under the Credit Agreement.
At June 25, 2022, the Company had no borrowings outstanding and $33,495,000 of letters of credit outstanding under the Credit Agreement. At June 25, 2022, there was $216,505,000 available for future borrowings under the Credit Agreement. In addition, the Company has $76,567,000 in letters of credit outstanding as collateral for insurance claims that are secured by investments totaling $85,074,000 at June 25, 2022. Investments, all of which are carried at fair value, include primarily investment-grade bonds and asset-backed securities having maturities of up to five years. Fair value of investments is based primarily on quoted market prices. See “Notes to Consolidated Financial Statements” included herein for further discussion on measurement of fair value of investments.
Historically, the Company has generated sufficient operating cash flow to meet its debt service requirements, fund continued growth, both organic and through acquisitions, complete or execute share purchases of its common stock under authorized share purchase programs, pay dividends and meet working capital needs. As an asset-light provider of integrated transportation management solutions, the Company’s annual capital requirements for operating property are generally for trailing equipment and information technology hardware and software. In addition, a significant portion of the trailing equipment used by the Company is provided by third party capacity providers, thereby reducing the Company’s capital requirements. During the 2022 twenty-six-week
period, the Company purchased $7,467,000 of operating property and acquired $18,073,000 of trailing equipment by entering into finance leases. Landstar anticipates acquiring either by purchase or lease financing during the remainder of fiscal year 2022 approximately $59,000,000 in operating property, consisting primarily of new trailing equipment to replace older trailing equipment and information technology equipment.
On April 1, 2022, Landstar Investment Holdco, LLC, a newly formed Delaware LLC and wholly-owned subsidiary of Landstar System Holdings, Inc., purchased Class A units of Cavnue, LLC for approximately $4,999,000 in cash consideration. Cavnue, LLC is a privately held company focused on combining technology and road infrastructure to unlock the full potential of connected and autonomous vehicles.
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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Landstar provides for the estimated costs of self-insured claims primarily on an actuarial basis. The amount recorded for the estimated liability for claims incurred is based upon the facts and circumstances known on the applicable balance sheet date. The ultimate resolution of these claims may be for an amount greater or less than the amount estimated by management. The Company continually revises its existing claim estimates as new or revised information becomes available on the status of each claim. Historically, the Company has experienced both favorable and unfavorable development of prior years’ claims estimates. During the 2022 and 2021 twenty-six-week
periods, insurance and claims costs included $5,381,000 and $980,000 of net unfavorable adjustments to prior years’ claims estimates, respectively. It is reasonably likely that the ultimate outcome of settling all outstanding claims will be more or less than the estimated claims liability at June 25, 2022.
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
On August 18, 2020, Landstar entered into the First Amended and Restated Credit Agreement with a syndicate of banks and JPMorgan Chase Bank, N.A., as administrative agent. As previously disclosed in a Form
8-K
filed with the SEC on July 8, 2022, Landstar entered into the Second Amended and Restated Credit Agreement, dated July 1, 2022, with a bank syndicate led by JPMorgan Chase Bank, N.A., as administrative agent. The First Amended and Restated Credit Agreement, as superseded and replaced by the Second Amended and Restated Credit Agreement, is referred to herein as the “Credit Agreement.” The Second Amended and Restated Credit Agreement which matures July 1, 2027, provides for borrowing capacity in the form of a revolving credit facility of $300,000,000, $45,000,000 of which may be utilized in the form of letters of credit. The Second Amended and Restated Credit Agreement also includes an “accordion” feature providing for a possible increase of up to an aggregate amount of borrowing capacity of $600,000,000.
The revolving credit loans under the Credit Agreement as of June 25, 2022, at the option of Landstar, bear interest at (i) the Eurocurrency rate plus an applicable margin ranging from 1.25% to 2.00%, or (ii) an alternate base rate plus an applicable margin ranging from 0.25% to 1.00%, in each case with the applicable margin determined based upon the Company’s Leverage Ratio, as defined in the Credit Agreement, at the end of the most recent applicable fiscal quarter for which financial statements have been delivered. The revolving credit facility bears a commitment fee, payable in arrears, of 0.25% to 0.35%, based on the Company’s Leverage Ratio at the end of the most recent applicable fiscal quarter for which financial statements have been delivered. During the second quarter of 2022, the average outstanding balance under the Credit Agreement was approximately $32,747,000. As of June 25, 2022 and December 25, 2021, the Company had no borrowings outstanding under the Credit Agreement.
Long-term investments, all of which are
available-for-sale
and are carried at fair value, include primarily investment-grade bonds and asset-backed securities having maturities of up to five years. Assuming that the long-term portion of investments remains at $121,906,000, the balance at June 25, 2022, a hypothetical increase or decrease in interest rates of 100 basis points would not have a material impact on future earnings on an annualized basis. Short-term investments consist of short-term investment-grade instruments and the current maturities of investment-grade corporate bonds and asset-backed securities. Accordingly, any future interest rate risk on these short-term investments would not be material to the Company’s operating results.

Assets and liabilities of the Company’s Canadian and Mexican operations are translated from their functional currency to U.S. dollars using exchange rates in effect at the balance sheet date and revenue and expense accounts are translated at average monthly exchange rates during the period. Adjustments resulting from the translation process are included in accumulated other comprehensive income. Transactional gains and losses arising from receivable and payable balances, including intercompany balances, in the normal course of business that are denominated in a currency other than the functional currency of the operation are recorded in the statements of income when they occur. The assets held at the Company’s Canadian and Mexican subsidiaries at June 25, 2022 were collectively, as translated to U.S. dollars, approximately 3% of total consolidated assets. Accordingly, translation gains or losses of 40% or less related to the Canadian and Mexican operations would not be material.
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
promulgated under the Securities Exchange Act of 1934, as amended). Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of June 25, 2022 to provide reasonable assurance that information required to be disclosed by the Company in reports that it filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.
There were no changes in the Company’s internal control over financial reporting during the second quarter of 2022, which were identified in connection with management’s evaluation required by paragraph (d) of Rules
13a-15
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
Item 1A. Risk Factors
For a discussion identifying risk factors and other important factors that could cause actual results to differ materially from those anticipated, see the discussions under Part I, Item 1A, “Risk Factors” in the Company’s Annual Report on Form
10-K
for the fiscal year ended December 25, 2021, under Part II, Item 1A, “Risk Factors” in the Company’s Quarterly Report on Form
10-Q
for the quarterly period ended March 26, 2022, and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Notes to Consolidated Financial Statements” in this Quarterly Report on Form
10-Q.
Except as set forth below and under Part II, Item 1A, “Risk Factors” in the Company’s Quarterly Report on Form
10-Q
for the quarterly period ended March 26, 2022, there have been no material changes to the Risk Factors described in Part I “Item 1A. Risk Factors” in the Company’s Annual Report on Form
10-K
for the fiscal year ended December 25, 2021, as filed with the SEC.
Increased severity or frequency of accidents and other claims or a material unfavorable development of existing claims.
As noted above in Item 1, “Business — Factors Significant to the Company’s Operations — Self-Insured Claims,” potential liability associated with accidents in the trucking industry is severe and occurrences are unpredictable. For periods prior to May 1, 2019, Landstar retains liability for commercial trucking claims up to $5 million per occurrence and maintains various third party insurance arrangements for liabilities in excess of its $5 million self-insured retention. Effective May 1, 2019, the Company entered into a new three year commercial auto liability insurance arrangement for losses incurred between $5 million and $10 million (the “Initial Excess Policy”) with a third party insurance company. The Company subsequently extended the Initial Excess Policy for one additional policy year, from May 1, 2022 through April 30, 2023. For commercial trucking claims incurred on or after May 1, 2022 through April 30, 2023, the extended Initial Excess Policy provides for a limit for a single loss of $5 million, with a remaining aggregate limit of $10 million for the policy period ending April 30, 2023, and an option to increase such aggregate limit for a pre-established
amount of additional premium. If aggregate losses under the Initial Excess Policy exceed the aggregate limit for the period ending April 30, 2023, and the Company did not elect to increase such aggregate limit for a pre-established
amount of additional premium, The Company would retain liability of up to $10 million per occurrence, inclusive of its $5 million self-insured retention for commercial trucking claims during the remainder of the policy period ending April 30, 2023.
The Company also maintains third party insurance arrangements providing excess coverage for commercial trucking liabilities in excess of $10 million. These third party arrangements provide coverage on a per occurrence or aggregated basis. In recent years, there has been a significant increase in the occurrence of trials in courts throughout the United States involving catastrophic injury and fatality claims against commercial motor carriers that have resulted in verdicts in excess of $10 million. Within the transportation logistics industry, these verdicts are often referred to as “Nuclear Verdicts.” The increase in Nuclear Verdicts has had a significant impact on the cost of commercial auto liability claims throughout the United States. Due to the increasing cost of commercial auto liability claims, the availability of excess coverage has significantly decreased, and the pricing associated with such excess coverage, to the extent available, has significantly increased. With respect to the annual policy year ended April 30, 2021, as compared to the annual policy year ended April 30, 2020, the Company experienced an increase of approximately $14 million, or over 170%, in the premiums charged by third party insurance companies to the Company for excess coverage for commercial trucking liabilities in excess of $10 million. Effective May 1, 2021, with respect to the annual policy year ending April 30, 2022, as compared to the annual policy year ended April 30, 2021, the Company experienced an increase of approximately $3 million, or 19%, in the premiums charged by third party insurance companies to the Company for excess coverage for commercial trucking liabilities in excess of $10 million. Effective May 1, 2022, with respect to the annual policy year ending April 30, 2023, as compared to the annual policy year ended April 30, 2022, the Company experienced an increase of approximately $2.3 million, or 10%, in the premiums charged by third party insurance companies to the Company for excess coverage for commercial trucking liabilities in excess of $10 million.
Moreover, in recent years the Company has increased the level of its financial exposure to commercial trucking claims in excess of $10 million, including through the use of additional self-insurance, deductibles, aggregate loss limits, quota shares and other arrangements with third party insurance companies, based on the availability of coverage within certain excess insurance coverage layers and estimated cost differentials between proposed premiums from third party insurance companies and historical and actuarially projected losses experienced by the Company at various levels of excess insurance coverage. For example, with respect to a hypothetical claim in the amount of $35 million incurred during the annual policy year ending April 30, 2023, the Company would have an aggregate financial exposure of approximately $10 million. Furthermore, the Company’s third party insurance arrangements provide excess coverage up to an uppermost coverage layer, in excess of which the Company retains additional financial exposure. No assurances can be given that the availability of excess coverage for commercial trucking claims will not continue to deteriorate, that the pricing associated with such excess coverage, to the extent available, will not continue to increase, nor that insurance coverage from third party insurers for excess coverage of commercial trucking claims will even be available on commercially reasonable terms at certain levels. Moreover, the occurrence of a Nuclear Verdict, or the settlement of a catastrophic injury and/or fatality claim that could have otherwise resulted in a Nuclear Verdict, could have a material adverse effect on Landstar’s cost of insurance and claims and its results of operations.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Company
The following table provides information regarding the Company’s purchase of its common stock during the period from March 27, 2022 to June 25, 2022, the Company’s second fiscal quarter:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares That May Yet Be Purchased Under the Programs
March 26, 2022				2,306,450
March 27, 2022 – April 23, 2022	—	$—	—	2,306,450
April 24, 2022 – May 21, 2022	322,118	148.99	322,118	1,984,332
May 22, 2022 – June 25, 2022	381,093	145.13	381,093	1,603,239

Total	703,211	$146.90	703,211

On December 9, 2019, the Landstar System, Inc. Board of Directors authorized the Company to purchase up to 1,849,068 shares of the Company’s common stock from time to time in the open market and in privately negotiated transactions. This program was completed during the 2022 second fiscal quarter. On December 7, 2021, the Landstar System, Inc. Board of Directors authorized the Company to purchase up to 1,912,824 additional shares of the Company’s common stock from time to time in the open market and in privately negotiated transactions. As of June 25, 2022, the Company had authorization to purchase in the aggregate up to 1,603,239 shares of its common stock under this program. No specific expiration date has been assigned to the December 7, 2021 authorization.
Dividends
On August 18, 2020, Landstar entered into the First Amended and Restated Credit Agreement with a syndicate of banks and JPMorgan Chase Bank, N.A., as administrative agent. As previously disclosed in a Form
8-K
filed with the SEC on July 8, 2022, Landstar entered into the Second Amended and Restated Credit Agreement, dated July 1, 2022, with a bank syndicate led by JPMorgan Chase Bank, N.A., as administrative agent that superseded and replaced the First Amended and Restated Credit Agreement. The Credit Agreement provides for a restriction on cash dividends and other distributions to stockholders on the Company’s capital stock in the event there is a default under the Credit Agreement. In addition, the Credit Agreement, under certain circumstances, limits the amount of such cash dividends and other distributions to stockholders to the extent that, after giving effect to any payment made to effect such cash dividend or other distribution, the Leverage Ratio, as defined in the Credit Agreement, would exceed 2.5 to 1 on a pro forma basis as of the end of the Company’s most recently completed fiscal quarter.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.
Item 6. Exhibits
The exhibits listed on the Exhibit Index are furnished as part of this quarterly report on Form
10-Q.

EXHIBIT INDEX
Registrant’s Commission File No.:
0-21238

Exhibit No.	Description

(10)	Material Contracts

10.1	Second Amended and Restated Credit Agreement, dated as of July 1, 2022, among Landstar System Holdings, Inc., the Company, the lenders named therein, and JPMorgan Chase Bank, N.A. as Administrative Agent (including exhibits and schedules thereto). (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on July 8, 2022 (Commission File No. 0-21238))

(31)	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.1*	Chief Executive Officer certification, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Chief Financial Officer certification, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.1**	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith
**	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LANDSTAR SYSTEM, INC.

Date: July 29, 2022	/s/ James B. Gattoni
James B. Gattoni
President and Chief Executive Officer

Date: July 29, 2022	/s/ James P. Todd
James P. Todd
Vice President, Chief Financial Officer and
Assistant Secretary