Form 10-Q
period 2022-09-24
LANDSTAR SYSTEM INC
filed 2022-10-28
CIK 853816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 24, 2022
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
of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of the close of business on October 17, 2022 was 35,925,265.

Index

PART I – Financial Information

Item 1. Financial Statements (unaudited)

Consolidated Balance Sheets as of September 24, 2022 and December 25, 2021	Page 4

Consolidated Statements of Income for the Thirty Nine and Thirteen Weeks Ended September 24, 2022 and September 25, 2021	Page 5

Consolidated Statements of Comprehensive Income for the Thirty Nine and Thirteen Weeks Ended September 24, 2022 and September 25, 2021	Page 6

Consolidated Statements of Cash Flows for the Thirty Nine Weeks Ended September 24, 2022 and September 25, 2021	Page 7

Consolidated Statements of Changes in Shareholders’ Equity for the Thirty Nine and Thirteen Weeks Ended September 24, 2022 and September 25, 2021	Page 8

Notes to Consolidated Financial Statements	Page 10

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	Page 19

Item 3. Quantitative and Qualitative Disclosures About Market Risk	Page 32

Item 4. Controls and Procedures	Page 33

PART II – Other Information

Item 1. Legal Proceedings	Page 33

Item 1A. Risk Factors	Page 33

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	Page 34

Item 6. Exhibits	Page 34

Signatures	Page 36
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
of Regulation
S-X
and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the thirty nine weeks ended September 24, 2022 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 2022.
These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s 2021 Annual Report on Form
10-K.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)
(Unaudited)

	September 24, 2022	December 25, 2021
ASSETS
Current Assets
Cash and cash equivalents	$177,796	$215,522
Short-term investments	50,637	35,778
Trade accounts receivable, less allowance of $10,464 and $7,074	1,133,681	1,154,314
Other receivables, including advances to independent contractors, less allowance of $9,877 and $8,125	87,241	101,124
Other current assets	35,493	16,162

Total current assets	1,484,848	1,522,900

Operating property, less accumulated depreciation and amortization of $383,458 and $344,099	321,585	317,386
Goodwill	41,004	40,768
Other assets	141,103	164,411

Total assets	$1,988,540	$2,045,465

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Cash overdraft	$97,686	$116,478
Accounts payable	644,054	604,130
Current maturities of long-term debt	37,375	36,561
Insurance claims	58,131	46,896
Dividends payable	—	75,387
Other current liabilities	104,272	130,531

Total current liabilities	941,518	1,009,983

Long-term debt, excluding current maturities	72,095	75,243
Insurance claims	55,765	49,509
Deferred income taxes and other noncurrent liabilities	45,989	48,720

Shareholders’ Equity
Common stock, $0.01 par value, authorized 160,000,000 shares, issued 68,380,565 and 68,232,975 shares	684	682
Additional paid-in capital	255,486	255,148
Retained earnings	2,625,290	2,317,184
Cost of 32,455,300 and 30,539,235 shares of common stock in treasury	(1,992,886)	(1,705,601)
Accumulated other comprehensive loss	(15,401)	(5,403)

Total shareholders’ equity	873,173	862,010

Total liabilities and shareholders’ equity	$1,988,540	$2,045,465

See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share amounts)
(Unaudited)

	Thirty Nine Weeks Ended		Thirteen Weeks Ended
	September 24, 2022	September 25, 2021	September 24, 2022	September 25, 2021
Revenue	$5,761,795	$4,592,551	$1,816,132	$1,734,299
Investment income	2,023	2,138	716	706
Costs and expenses:
Purchased transportation	4,512,341	3,583,197	1,416,323	1,356,671
Commissions to agents	465,759	356,997	154,125	135,295
Other operating costs, net of gains on asset sales/dispositions	34,878	27,117	13,356	10,572
Insurance and claims	96,265	75,198	31,445	29,569
Selling, general and administrative	165,199	158,720	53,519	59,198
Depreciation and amortization	42,627	36,532	14,582	12,288

Total costs and expenses	5,317,069	4,237,761	1,683,350	1,603,593

Operating income	446,749	356,928	133,498	131,412
Interest and debt expense	3,275	2,974	1,047	965

Income before income taxes	443,474	353,954	132,451	130,447
Income taxes	105,862	85,745	32,233	31,772

Net income	$337,612	$268,209	$100,218	$98,675

Diluted earnings per share	$9.15	$7.00	$2.76	$2.58

Average diluted shares outstanding	36,886,000	38,342,000	36,334,000	38,218,000

Dividends per common share	$0.80	$0.67	$0.30	$0.25

See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(Unaudited)

	Thirty Nine Weeks Ended		Thirteen Weeks Ended
	September 24, 2022	September 25, 2021	September 24, 2022	September 25, 2021
Net income	$337,612	$268,209	$100,218	$98,675
Other comprehensive (loss) income:
Unrealized holding losses on available-for-sale investments, net of tax benefit of $2,461, $347, $436 and $104	(8,987)	(1,260)	(1,596)	(377)
Foreign currency translation (losses) gains	(1,011)	320	(1,484)	(710)

Other comprehensive loss	(9,998)	(940)	(3,080)	(1,087)

Comprehensive income	$327,614	$267,269	$97,138	$97,588

See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Thirty Nine Weeks Ended
	September 24, 2022	September 25, 2021
OPERATING ACTIVITIES
Net income	$337,612	$268,209
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	42,627	36,532
Non-cash interest charges	290	336
Provisions for losses on trade and other accounts receivable	8,346	3,884
Gains on sales/disposals of operating property	(1,290)	(1,259)
Deferred income taxes, net	(2,597)	4,948
Stock-based compensation	9,409	18,717
Changes in operating assets and liabilities:
Decrease (increase) in trade and other accounts receivable	26,170	(224,503)
Increase in other assets	(17,669)	(3,822)
Increase in accounts payable	39,924	167,880
(Decrease) increase in other liabilities	(23,932)	22,837
Increase (decrease) in insurance claims	17,491	(76,769)

NET CASH PROVIDED BY OPERATING ACTIVITIES	436,381	216,990

INVESTING ACTIVITIES
Sales and maturities of investments	27,568	25,521
Purchases of investments	(30,490)	(77,649)
Purchases of operating property	(21,096)	(18,561)
Proceeds from sales of operating property	2,669	2,047
Purchase of non-marketable securities	(4,999)	—

NET CASH USED BY INVESTING ACTIVITIES	(26,348)	(68,642)

FINANCING ACTIVITIES
(Decrease) increase in cash overdraft	(18,792)	14,210
Dividends paid	(104,893)	(102,463)
Payment for debt issue costs	(1,080)	—
Proceeds from exercises of stock options	56	134
Taxes paid in lieu of shares issued related to stock-based compensation plans	(10,427)	(2,342)
Purchases of common stock	(285,983)	(50,230)
Principal payments on finance lease obligations	(29,075)	(26,513)
Payment of deferred consideration	—	(168)

NET CASH USED BY FINANCING ACTIVITIES	(450,194)	(167,372)

Effect of exchange rate changes on cash and cash equivalents	(1,614)	234

Decrease in cash, cash equivalents and restricted cash	(41,775)	(18,790)
Cash, cash equivalents and restricted cash at beginning of period	219,571	249,354

Cash and cash equivalents at end of period	$177,796	$230,564

See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Thirty Nine and Thirteen Weeks Ended September 24, 2022 and September 25, 2021
(Dollars in thousands)
(Unaudited)

	Common Stock		Additional Paid-In	Retained	Treasury Stock at Cost		Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	Loss	Total

Balance December 25, 2021	68,232,975	$682	$255,148	$2,317,184	30,539,235	$(1,705,601)	$(5,403)	$862,010
Net income				124,839				124,839
Dividends ($0.25 per share)				(9,324)				(9,324)
Purchases of common stock					693,550	(109,332)		(109,332)
Issuance of stock related to stock- based compensation plans	137,176	2	(8,913)		10,033	(1,216)		(10,127)
Stock-based compensation			1,995					1,995
Other comprehensive loss							(3,912)	(3,912)

Balance March 26, 2022	68,370,151	$684	$248,230	$2,432,699	31,242,818	$(1,816,149)	$(9,315)	$856,149

Net income				112,555				112,555
Dividends ($0.25 per share)				(9,257)				(9,257)
Purchases of common stock					703,211	(103,300)		(103,300)
Issuance of stock related to stock- based compensation plans	6,783	—	—		587	(86)		(86)
Stock-based compensation			3,815					3,815
Other comprehensive loss							(3,006)	(3,006)

Balance June 25, 2022	68,376,934	$684	$252,045	$2,535,997	31,946,616	$(1,919,535)	$(12,321)	$856,870

Net income				100,218				100,218
Dividends ($0.30 per share)				(10,925)				(10,925)
Purchases of common stock					504,065	(73,351)		(73,351)
Issuance of stock related to stock- based compensation plans	3,631	—	(158)		4,619	—		(158)
Stock-based compensation			3,599					3,599
Other comprehensive loss							(3,080)	(3,080)

Balance September 24, 2022	68,380,565	$684	$255,486	$2,625,290	32,455,300	$(1,992,886)	$(15,401)	$873,173

	Common Stock		Additional Paid-In	Retained	Treasury Stock at Cost		Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	(Loss) Income	Total

Balance December 26, 2020	68,183,702	$682	$228,875	$2,046,238	29,797,639	$(1,581,961)	$(1,999)	$691,835
Net income				77,240				77,240
Dividends ($0.21 per share)				(8,067)				(8,067)
Issuance of stock related to stock-based compensation plans	28,594	—	(307)		6,087	(857)		(1,164)
Stock-based compensation			4,029					4,029
Other comprehensive loss							(954)	(954)

Balance March 27, 2021	68,212,296	$682	$232,597	$2,115,411	29,803,726	$(1,582,818)	$(2,953)	$762,919

Net income				92,294				92,294
Dividends ($0.21 per share)				(8,068)				(8,068)
Purchases of common stock					150,000	(23,837)		(23,837)
Issuance of stock related to stock-based compensation plans	17,584	—	(1,039)		355	(61)		(1,100)
Stock-based compensation			6,864					6,864
Other comprehensive income							1,101	1,101

Balance June 26, 2021	68,229,880	$682	$238,422	$2,199,637	29,954,081	$(1,606,716)	$(1,852)	$830,173

Net income				98,675				98,675
Dividends ($0.25 per share)				(9,558)				(9,558)
Purchases of common stock					167,046	(26,393)		(26,393)
Issuance of stock related to stock-based compensation plans	1,133	—	56		1,300	—		56
Stock-based compensation			7,824					7,824
Other comprehensive loss							(1,087)	(1,087)

Balance September 25, 2021	68,231,013	$682	$246,302	$2,288,754	30,122,427	$(1,633,109)	$(2,939)	$899,690

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
Revenue from Contracts with Customers – Disaggregation of Revenue
The following table summarizes (i) the percentage of consolidated revenue generated by mode of transportation and (ii) the total amount of truck transportation revenue hauled by BCO Independent Contractors and Truck Brokerage Carriers generated by equipment type during the thirty-nine-week and thirteen-week periods ended September 24, 2022 and September 25, 2021 (dollars in thousands):

	Thirty Nine Weeks Ended		Thirteen Weeks Ended
Mode	September 24, 2022	September 25, 2021	September 24, 2022	September 25, 2021

Truck – BCO Independent Contractors	35%	41%	35%	40%
Truck – Truck Brokerage Carriers	53%	50%	53%	51%
Rail intermodal	2%	3%	2%	3%
Ocean and air cargo carriers	8%	4%	9%	5%

Truck Equipment Type
Van equipment	$3,022,297	$2,502,025	$914,154	$918,115
Unsided/platform equipment	$1,336,956	$1,112,358	$453,924	$422,979
Less-than-truckload	$105,994	$85,551	$35,343	$30,819
Other truck transportation (1)	$632,001	$518,472	$195,345	$208,817

(1)
Includes power-only, expedited, straight truck, cargo van, and miscellaneous other truck transportation revenue generated by the transportation logistics segment. Power-only refers to shipments where the Company furnishes a power unit and an operator but not trailing equipment, which is typically provided by the shipper or consignee.

(2)	Share-based Payment Arrangements
As of September 24, 2022, the Company has an employee equity incentive plan, the 2011 equity incentive plan (the “2011 EIP”). The Company also has a stock compensation plan for members of its Board of Directors, the 2022 Directors Stock Compensation Plan (the “2022 DSCP”), which replaced the Amended and Restated 2013 Directors Stock Compensation Plan (as amended and restated, the “2013 DSCP”). At the Company’s 2022 Annual Meeting of Stockholders held on May 11, 2022, the Company’s stockholders approved the 2022 DSCP. The provisions of the 2022 DSCP are substantially similar to the provisions of the 2013 DSCP. 6,000,000 shares of the Company’s common stock were authorized for issuance under the 2011 EIP, and 200,000 shares of the Company’s common stock were authorized for issuance under the 2022 DSCP. No further grants can be made under the 2013 DSCP, including 56,502 shares of the Company’s common stock previously reserved for issuance, but not issued, under the 2013 DSCP. The 2011 EIP, 2013 DSCP and 2022 DSCP are each referred to herein as a “Plan,” and, collectively, as the “Plans.” Amounts recognized in the financial statements with respect to these Plans are as follows (in thousands):

	Thirty Nine Weeks Ended		Thirteen Weeks Ended
	September 24, 2022	September 25, 2021	September 24, 2022	September 25, 2021

Total cost of the Plans during the period	$9,409	$18,717	$3,599	$7,824
Amount of related income tax benefit recognized during the period	(5,219)	(5,636)	(949)	(1,919)

Net cost of the Plans during the period	$4,190	$13,081	$2,650	$5,905

Included in income tax benefits recognized in the thirty-nine-week periods ended September 24, 2022 and September 25, 2021 were excess tax benefits from stock-based awards of $2,910,000 and $1,039,000 respectively.
As of September 24, 2022, there were 193,217 shares of the Company’s common stock reserved for issuance under the 2022 DSCP and 3,245,251 shares of the Company’s common stock reserved for issuance under the 2011 EIP.
Restricted Stock Units
The following table summarizes information regarding the Company’s outstanding restricted stock unit (“RSU”) awards with either a performance condition or a market condition under the Plans:

	Number of RSUs	Weighted Average Grant Date Fair Value

Outstanding at December 25, 2021	209,399	$102.90
Granted	49,825	$139.54
Shares earned in excess of target (1)	91,497	$92.58
Vested shares, including shares earned in excess of target	(177,146)	$95.48
Forfeited	(21,989)	$113.85

Outstanding at September 24, 2022	151,586	$115.80

(1)
Represents additional shares earned under each of the February 2, 2017
,
 February 2, 2018 and February 1, 2019 RSU awards
,
as fiscal year 2021 financial results exceeded target performance level under each such award.

During the thirty-nine-week period ended September 24, 2022, the Company granted RSUs with a performance condition. Outstanding RSUs at both December 25, 2021 and September 24, 2022 include RSUs with a performance condition and RSUs with a market condition, as further described below and in the Company’s 2021 Annual Report on Form
10-K.
RSUs with a performance condition granted on January 28, 2022 may vest on January 31 of 2025, 2026 and 2027 based on growth in operating income and pre-tax
income per diluted share from continuing operations as compared to the results from the 2021 fiscal year.
The Company recognized approximately $7,035,000 and $16,223,000 of share-based compensation expense related to RSU awards in the thirty-nine-week periods ended September 24, 2022 and September 25, 2021, respectively. As of September 24, 2022, there was a maximum of $19.7 million of total unrecognized compensation cost related to RSU awards granted under the Plans with an expected average remaining life of approximately 3.6 years. With respect to RSU awards with a performance condition, the amount of future compensation expense to be recognized will be determined based on future operating results.

Non-vested
Restricted Stock and Deferred Stock Units
The following table summarizes information regarding the Company’s outstanding shares of non-vested
restricted stock and Deferred Stock Units (defined below) under the Plans:

	Number of Shares and Deferred Stock Units	Weighted Average Grant Date Fair Value

Non-vested at December 25, 2021	56,436	$125.16
Granted	25,354	$152.54
Vested	(27,074)	$122.68
Forfeited	(6,921)	$144.45

Non-vested at September 24, 2022	47,795	$138.30

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
As of September 24, 2022, there was $4,375,000 of total unrecognized compensation cost related to non-vested
shares of restricted stock and Deferred Stock Units granted under the Plans. The unrecognized compensation cost related to these non-vested
shares of restricted stock and Deferred Stock Units is expected to be recognized over a weighted average period of 1.9 years.
Stock Options
The following table summarizes information regarding the Company’s outstanding stock options under the Plans:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (000s)

Options outstanding at December 25, 2021	8,570	$55.42
Exercised	(4,100)	$54.36

Options outstanding at September 24, 2022	4,470	$56.40	0.4	$386

Options exercisable at September 24, 2022	4,470	$56.40	0.4	$386

The total intrinsic value of stock options exercised during the thirty-nine-week periods ended September 24, 2022 and September 25, 2021 was $429,000 and $644,000, respectively.
As of September 24, 2022, there was no unrecognized compensation cost related to stock options granted under the Plans.

(3)	Income Taxes
The provisions for income taxes for the 2022 and 2021 thirty-nine-week periods were based on estimated annual effective income tax rates of 24.5% and 24.4%, respectively, adjusted for discrete events, such as benefits resulting from stock-based awards. The estimated annual effective income tax rate was higher than the statutory federal income tax rate of 21% in both periods primarily attributable to state taxes and non-deductible
executive compensation. The effective income tax rate for the 2022 thirty-nine-week period was 23.9%, which was lower than the estimated annual effective income tax rate of 24.5%, primarily attributable to excess tax benefits realized on stock-based awards. The effective income tax rate for the 2021 thirty-nine-week period was 24.2%, which was lower than the estimated annual effective income tax rate of 24.4% primarily attributable to excess tax benefits realized on stock-based awards.

(4)	Earnings Per Share
Earnings per common share are based on the weighted average number of shares outstanding, including outstanding non-vested
restricted stock and outstanding Deferred Stock Units. Diluted earnings per share are based on the weighted average number of common shares and Deferred Stock Units outstanding plus the incremental shares that would have been outstanding upon the assumed exercise of all dilutive stock options. During the 2022 and 2021 thirty-nine-week and thirteen-week periods, in reference to the determination of diluted earnings per share, the future compensation cost attributable to outstanding shares of non-vested
restricted stock exceeded the impact of incremental shares that would have been outstanding upon the assumed exercise of all dilutive stock options.
For each of the thirty-nine-week periods ended September 24, 2022 and September 25, 2021, no options outstanding to purchase shares of common stock were antidilutive. Outstanding RSUs were excluded from the calculation of diluted earnings per share for all periods because the performance metric requirements or market condition for vesting had not been satisfied.

(5)	Additional Cash Flow Information
During the 2022 thirty-nine-week period, Landstar paid income taxes and interest of $125,690,000 and $3,101,000, respectively. During the 2021 thirty-nine-week period, Landstar paid income taxes and interest of $71,823,000 and $2,780,000, respectively. Landstar acquired operating property by entering into finance leases in the amount of $26,741,000 and $23,080,000 in the 2022 and 2021 thirty-nine-week periods, respectively.

(6)	Segment Information
The following table summarizes information about the Company’s reportable business segments as of and for the thirty-nine-week and thirteen-week periods ended September 24, 2022 and September 25, 2021:

	Thirty Nine Weeks Ended
	September 24, 2022			September 25, 2021
	Transportation Logistics	Insurance	Total	Transportation Logistics	Insurance	Total

External revenue	$5,702,959	$58,836	$5,761,795	$4,539,561	$52,990	$4,592,551
Internal revenue		65,753	65,753		53,028	53,028
Investment income		2,023	2,023		2,138	2,138
Operating income	412,054	34,695	446,749	323,370	33,558	356,928
Expenditures on long-lived assets	21,096		21,096	18,561		18,561
Goodwill	41,004		41,004	40,980		40,980

	Thirteen Weeks Ended
	September 24, 2022			September 25, 2021
	Transportation Logistics	Insurance	Total	Transportation Logistics	Insurance	Total
External revenue	$1,796,401	$19,731	$1,816,132	$1,716,004	$18,295	$1,734,299
Internal revenue		12,883	12,883		9,533	9,533
Investment income		716	716		706	706
Operating income	120,164	13,334	133,498	123,410	8,002	131,412
Expenditures on long-lived assets	13,629		13,629	9,561		9,561
In the thirty-nine-week periods ended September 24, 2022 and September 25, 2021, no single customer accounted for more than 10% of the Company’s consolidated revenue.

(7)	Other Comprehensive Income
The following table presents the components of and changes in accumulated other comprehensive income (loss), net of related income taxes, as of and for the thirty-nine-week period ended September 24, 2022 (in thousands):

	Unrealized Holding Gains (Losses) on Available-for-Sale Securities	Foreign Currency Translation	Total
Balance as of December 25, 2021	$113	$(5,516)	$(5,403)
Other comprehensive loss	(8,987)	(1,011)	(9,998)

Balance as of September 24, 2022	$(8,874)	$(6,527)	$(15,401)

Amounts reclassified from accumulated other comprehensive income to investment income due to the realization of previously unrealized gains and losses in the accompanying consolidated statements of income were not significant for the thirty-nine-week period ended September 24, 2022.

(8)	Investments
Investments include primarily investment-grade corporate bonds and asset-backed securities having maturities of up to five years (the “bond portfolio”) and money market investments. Investments in the bond portfolio are reported as available-for-sale
and are carried at fair value. Investments maturing less than one year from the balance sheet date are included in short-term investments and investments maturing more than one year from the balance sheet date are included in other assets in the consolidated balance sheets. Management performs an analysis of the nature of the unrealized losses on available-for-sale
investments to determine whether an allowance for credit loss is necessary. Unrealized losses, representing the excess of the purchase price of an investment over its fair value as of the end of a period, considered to be a result of credit-related factors, are to be included as a charge in the statement of income, while unrealized losses considered to be a result of noncredit-related factors are to be included as a component of shareholders’ equity. Investments whose values are based on quoted market prices in active markets are classified within Level 1. Investments that trade in markets that are not considered to be active, but are valued based on quoted market prices, are classified within Level 2. As Level 2 investments include positions that are not traded in active markets, valuations may be adjusted to reflect illiquidity and/or non-transferability,
which are generally based on available market information. Any transfers between levels are recognized as of the beginning of any reporting period. Fair value of the bond portfolio was determined using Level 1 inputs related to U.S. Treasury obligations and money market investments and Level 2 inputs related to investment-grade corporate bonds, asset-backed securities and direct obligations of government agencies. Unrealized losses, net of unrealized gains, on the investments in the bond portfolio were $11,304,000 at September 24, 2022, while unrealized gains, net of unrealized losses, on the investments in the bond portfolio were $144,000 at December 25, 2021.

The amortized cost and fair values of
available-for-sale
investments are as follows at September 24, 2022 and December 25, 2021 (in thousands):

		Gross	Gross
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

September 24, 2022
Money market investments	$22,062	$—	$—	$22,062
Asset-backed securities	19,742	—	2,666	17,076
Corporate bonds and direct obligations of government agencies	129,250	—	8,536	120,714
U.S. Treasury obligations	2,344	—	102	2,242

Total	$173,398	$—	$11,304	$162,094

December 25, 2021
Money market investments	$8,750	$—	$—	$8,750
Asset-backed securities	22,441	—	346	22,095
Corporate bonds and direct obligations of government agencies	137,916	1,406	966	138,356
U.S. Treasury obligations	2,342	50	—	2,392

Total	$171,449	$1,456	$1,312	$171,593

For those
available-for-sale
investments with unrealized losses at September 24, 2022 and December 25, 2021, the following table summarizes the duration of the unrealized loss (in thousands):

	Less than 12 months		12 months or longer			Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

September 24, 2022
Asset-backed securities	$3,224	$453	$13,852	$2,213	$17,076	$2,666
Corporate bonds and direct obligations of government agencies	68,854	2,732	51,860	5,804	120,714	8,536
U.S. Treasury obligations	2,242	102	—	—	2,242	102

Total	$74,320	$3,287	$65,712	$8,017	$140,032	$11,304

December 25, 2021
Asset-backed securities	$22,095	$346	$—	$—	$22,095	$346
Corporate bonds and direct obligations of government agencies	72,526	966	—	—	72,526	966

Total	$94,621	$1,312	$—	$—	$94,621	$1,312

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
The components of lease cost for finance leases and operating leases for the thirty nine weeks ended September 24, 2022 were (in thousands):

Finance leases:
Amortization of right-of-use assets	$16,455
Interest on lease liability	2,117

Total finance lease cost	18,572

Operating leases:
Lease cost	2,587
Variable lease cost	—
Sublease income	(3,711)

Total net operating lease income	(1,124)

Total net lease cost	$17,448

A summary of the lease classification on our consolidated balance sheet as of September 24, 2022 is as follows (in thousands):
Assets:

Operating lease right-of-use assets	Other assets	$1,628
Finance lease assets	Operating property, less accumulated depreciation and amortization	146,903

Total lease assets		$148,531

Liabilities:
The following table reconciles the undiscounted cash flows for the finance and operating leases to the finance and operating lease liabilities recorded on the balance sheet at September 24, 2022 (in thousands):

	Finance Leases	Operating Leases
2022 Remainder	$10,680	$194
2023	37,822	705
2024	27,969	542
2025	21,771	285
2026	13,633	—
Thereafter	3,214	—

Total future minimum lease payments	115,089	1,726
Less amount representing interest (1.6% to 4.6%)	5,619	98

Present value of minimum lease payments	$109,470	$1,628

Current maturities of long-term debt	37,375
Long-term debt, excluding current maturities	72,095
Other current liabilities		715
Deferred income taxes and other noncurrent liabilities		913
The weighted average remaining lease term and the weighted average discount rate for finance and operating leases as of September 24, 2022 were:

	Finance Leases	Operating Leases
Weighted average remaining lease term (years)	3.5	2.6
Weighted average discount rate	2.9%	4.5%

(10)	Debt
Other than finance lease obligations as presented on the consolidated balance sheets, the Company had no outstanding debt as of September 24, 2022 and December 25, 2021.
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
The Second Amended and Restated Credit Agreement, which superseded and replaced the First Amended and Restated Credit Agreement, is referred to herein as the “Credit Agreement.” As of September 24, 2022, there were no borrowings outstanding under the revolving credit facility of the Credit Agreement.

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
The interest rates on borrowings under the revolving credit facility are typically tied to short-term interest rates and, as such, carrying value approximates fair value. Interest rates on borrowings under finance leases approximate the interest rates that would currently be available to the Company under similar terms and, as such, carrying value approximates fair value.

(11)	Commitments and Contingencies
Short-term investments include $50,637,000 in current maturities of investments held by the Company’s insurance segment at September 24, 2022. The non-current
portion of the bond portfolio of $111,457,000 is included in other assets. The short-term investments, together with $34,437,000 of non-current
investments, provide collateral for the $76,567,000 of letters of credit issued to guarantee payment of insurance claims. As of September 24, 2022, Landstar also had $33,493,000 of additional letters of credit outstanding under the Credit Agreement.
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
On April 1, 2022, Landstar Investment Holdco, LLC, a newly formed Delaware LLC and wholly owned subsidiary of Landstar System Holdings, Inc., purchased Class A units of Cavnue, LLC, for approximately $4,999,000 in cash consideration. Cavnue, LLC is a privately held company focused on combining technology and road infrastructure to unlock the full potential of connected and autonomous vehicles.
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

FORWARD-LOOKING STATEMENTS

The following is a “safe harbor” statement under the Private Securities Litigation Reform Act of 1995. Statements contained in this document that are not based on historical facts are “forward-looking statements.” This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Form 10-Q contain forward-looking statements, such as statements which relate to Landstar’s business objectives, plans, strategies and expectations. Terms such as “anticipates,” “believes,” “estimates,” “intention,” “expects,” “plans,” “predicts,” “may,” “should,” “could,” “will,” the negative thereof and similar expressions are intended to identify forward-looking statements. Such statements are by nature subject to uncertainties and risks, including but not limited to: the impact of the Russian conflict with Ukraine on the operations of certain independent commission sales agents, including the Company’s largest such agent by revenue in the 2021 fiscal year; the impact of the coronavirus (COVID-19) pandemic; an increase in the frequency or severity of accidents or other claims; unfavorable development of existing accident claims; dependence on third party insurance companies; dependence on independent commission sales agents; dependence on third party capacity providers; decreased demand for transportation services; U.S trade relationships; substantial industry competition; disruptions or failures in the Company’s computer systems; cyber and other information security incidents; dependence on key vendors; changes in fuel taxes; status of independent contractors; regulatory and legislative changes; regulations focused on diesel emissions and other air quality matters; intellectual property; and other operational, financial or legal risks or uncertainties detailed in Landstar’s Form 10-K for the 2021 fiscal year, described in Item 1A “Risk Factors”, Landstar’s Form 10-Qs for the 2022 first and second quarters, described in Part II, Item 1A “Risk Factors”, and in this report or in Landstar’s other Securities and Exchange Commission filings from time to time. These risks and uncertainties could cause actual results or events to differ materially from historical results or those anticipated. Investors should not place undue reliance on such forward-looking statements and the Company undertakes no obligation to publicly update or revise any forward-looking statements.

Introduction

Landstar System, Inc. and its subsidiary, Landstar System Holdings, Inc. (collectively referred to herein with their subsidiaries and other affiliated companies as “Landstar” or the “Company”), a Fortune 500 company, is a worldwide, technology-enabled, asset-light provider of integrated transportation management solutions delivering safe, specialized transportation services to a broad range of customers utilizing a network of agents, third party capacity providers and employees. The Company offers services to its customers across multiple transportation modes, with the ability to arrange for individual shipments of freight to comprehensive third party logistics solutions to meet all of a customer’s transportation needs. Landstar provides services principally throughout the United States and to a lesser extent in Canada and Mexico, and between the United States and Canada, Mexico and other countries around the world. The Company’s services emphasize safety, information coordination and customer service and are delivered through a network of over 1,200 independent commission sales agents and over 112,000 third party capacity providers, primarily truck capacity providers, linked together by a series of digital technologies which are provided and coordinated by the Company. The nature of the Company’s business is such that a significant portion of its operating costs varies directly with revenue.

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

The transportation logistics segment provides a wide range of integrated transportation management solutions. Transportation services are provided by Landstar’s “Operating Subsidiaries”: Landstar Ranger, Inc., Landstar Inway, Inc., Landstar Ligon, Inc., Landstar Gemini, Inc., Landstar Transportation Logistics, Inc., Landstar Global Logistics, Inc., Landstar Express America, Inc., Landstar Canada, Inc., Landstar Metro, S.A.P.I. de C.V., and as further described below, Landstar Blue. Transportation services offered by the Company include truckload, less-than-truckload and other truck transportation, rail intermodal, air cargo, ocean cargo, expedited ground and air delivery of time-critical freight, heavy-haul/specialized, U.S.-Canada and U.S.-Mexico cross-border, intra-Mexico, intra-Canada, project cargo and customs brokerage. Examples of the industries serviced by the transportation logistics segment include automotive parts and assemblies, consumer durables, building products, metals, chemicals, foodstuffs, heavy machinery, retail, electronics and military equipment. In addition, the transportation logistics segment provides transportation services to other transportation companies, including third party logistics and less-than-truckload service providers. The independent commission sales agents market services provided by the transportation logistics segment. Billings for freight transportation services are typically charged to customers on a per shipment basis for the physical transportation of freight and are referred to as transportation revenue. During the thirty-nine-week period ended September 24, 2022, revenue generated by BCO Independent Contractors, Truck Brokerage Carriers and railroads represented approximately 35%, 53% and 2%, respectively, of the Company’s consolidated revenue. Collectively, revenue generated by air and ocean cargo carriers represented approximately 8% of the Company’s consolidated revenue in the thirty-nine-week period ended September 24, 2022.

On May 6, 2020, the Company formed a new subsidiary that was subsequently renamed Landstar Blue, LLC (“Landstar Blue”). Landstar Blue arranges truckload brokerage services with a focus on the contract services market. Landstar Blue also helps the Company to develop and test digital technologies and processes for the benefit of all Landstar independent commission sales agents. On June 15, 2020, Landstar Blue completed the acquisition of an independent agent of the Company whose business focused on truckload brokerage services. The results of operations from Landstar Blue are presented as part of the Company’s transportation logistics segment. Revenue from Landstar Blue represented less than 1% of the Company’s transportation logistics segment revenue in the thirty-nine-week period ended September 24, 2022.

The insurance segment is comprised of Signature Insurance Company (“Signature”), a wholly owned offshore insurance subsidiary, and Risk Management Claim Services, Inc. The insurance segment provides risk and claims management services to certain of Landstar’s operating subsidiaries. In addition, it reinsures certain risks of the Company’s BCO Independent Contractors and provides certain property and casualty insurance directly to certain of Landstar’s operating subsidiaries. Revenue at the insurance segment represents reinsurance premiums from third party insurance companies that provide insurance programs to BCO Independent Contractors where all or a portion of the risk is ultimately borne by Signature. Revenue at the insurance segment represented approximately 1% of the Company’s consolidated revenue for the thirty-nine-week period ended September 24, 2022.

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

	Thirty Nine Weeks Ended		Thirteen Weeks Ended
	September 24,	September 25,	September 24,	September 25,
	2022	2021	2022	2021
Revenue generated through (in thousands):
Truck transportation
Truckload:
Van equipment	$3,022,297	$2,502,025	$914,154	$918,115
Unsided/platform equipment	1,336,956	1,112,358	453,924	422,979
Less-than-truckload	105,994	85,551	35,343	30,819
Other truck transportation (1)	632,001	518,472	195,345	208,817

Total truck transportation	5,097,248	4,218,406	1,598,766	1,580,730
Rail intermodal	113,762	120,540	27,652	44,472
Ocean and air cargo carriers	475,156	191,951	164,252	84,111
Other (2)	75,629	61,654	25,462	24,986

	$5,761,795	$4,592,551	$1,816,132	$1,734,299

Revenue on loads hauled via BCO Independent Contractors included in total truck transportation	$2,043,772	$1,899,313	$627,809	$690,257

Number of loads:
Truck transportation
Truckload:
Van equipment	1,130,263	1,037,516	366,513	359,263
Unsided/platform equipment	420,436	381,594	141,091	133,332
Less-than-truckload	142,740	135,038	45,912	49,943
Other truck transportation (1)	243,341	208,402	76,594	81,242

Total truck transportation	1,936,780	1,762,550	630,110	623,780
Rail intermodal	31,940	40,420	7,720	13,620
Ocean and air cargo carriers	34,410	29,650	11,520	10,190

	2,003,130	1,832,620	649,350	647,590

Loads hauled via BCO Independent Contractors included in total truck transportation	777,250	773,270	249,420	263,120

Revenue per load:
Truck transportation
Truckload:
Van equipment	$2,674	$2,412	$2,494	$2,556
Unsided/platform equipment	3,180	2,915	3,217	3,172
Less-than-truckload	743	634	770	617
Other truck transportation (1)	2,597	2,488	2,550	2,570
Total truck transportation	2,632	2,393	2,537	2,534
Rail intermodal	3,562	2,982	3,582	3,265
Ocean and air cargo carriers	13,809	6,474	14,258	8,254
Revenue per load on loads hauled via BCO Independent Contractors	$2,629	$2,456	$2,517	$2,623

Revenue by capacity type (as a % of total revenue):
Truck capacity providers:
BCO Independent Contractors	35%	41%	35%	40%
Truck Brokerage Carriers	53%	50%	53%	51%
Rail intermodal	2%	3%	2%	3%
Ocean and air cargo carriers	8%	4%	9%	5%
Other	1%	1%	1%	1%

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

Expenses

Purchased transportation

Also critical to the Company’s success is its ability to secure capacity, particularly truck capacity, at rates that allow the Company to profitably transport customers’ freight. The following table summarizes the number of available truck capacity providers on the dates indicated:

	September 24, 2022	September 25, 2021
BCO Independent Contractors	10,742	10,955
Truck Brokerage Carriers:
Approved and active (1)	71,207	58,676
Other approved	30,222	24,602

	101,429	83,278

Total available truck capacity providers	112,171	94,233

Trucks provided by BCO Independent Contractors	11,644	11,746

(1)	Active refers to Truck Brokerage Carriers who moved at least one load in the 180 days immediately preceding the fiscal quarter end.

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

Selling, general and administrative

During the thirty-nine-week period ended September 24, 2022, employee compensation and benefits accounted for approximately 68% of the Company’s selling, general and administrative costs. Employee compensation and benefits include wages and employee benefit costs as well as incentive compensation and stock-based compensation expense. Incentive compensation and stock-based compensation expense is highly variable in nature in comparison to wages and employee benefit costs.

Depreciation and amortization

Depreciation and amortization primarily relate to depreciation of trailing equipment and information technology hardware and software.

Costs of revenue

The Company incurs costs of revenue related to the transportation of freight and, to a much lesser extent, reinsurance premiums received by Signature. Costs of revenue include variable costs of revenue and other costs of revenue. Variable costs of revenue include purchased transportation and commissions to agents, as these costs are entirely variable on a shipment-by-shipment basis. Other costs of revenue include fixed costs of revenue and semi-variable costs of revenue, where such costs may vary over time based on certain economic factors or operational metrics such as the number of Company-controlled trailers, the number of BCO Independent Contractors, the frequency and severity of insurance claims, the number of miles traveled by BCO Independent Contractors, or the number and/or scale of information technology projects in process or in-service to support revenue generating activities, rather than on a shipment-by-shipment basis. Other costs of revenue associated with the transportation of freight include: (i) other operating costs, primarily consisting of trailer maintenance and BCO Independent Contractor recruiting and qualification costs, as reported in the Company’s Consolidated Statements of Income, (ii) transportation-related insurance premiums paid and claim costs incurred, included as a portion of insurance and claims in the Company’s Consolidated Statements of Income, (iii) costs incurred related to internally developed software including ASC 350-40 amortization, implementation costs, hosting costs and other support costs utilized to support our independent commission sales agents, third party capacity providers, and customers, included as a portion of depreciation and amortization and of selling, general and administrative in the Company’s Consolidated Statements of Income; and (iv) depreciation on Company-owned trailing equipment, included as a portion of depreciation and amortization in the Company’s Consolidated Statements of Income. Other costs of revenue associated with reinsurance premiums received by Signature are comprised of broker commissions and other fees paid related to the administration of insurance programs to BCO Independent Contractors and are included in selling, general and administrative in the Company’s Consolidated Statements of Income. In addition to costs of revenue, the Company incurs various other costs relating to its business, including most selling, general and administrative costs and portions of costs attributable to insurance and claims and depreciation and amortization. Management continually monitors all components of the costs incurred by the Company and establishes annual cost budgets that, in general, are used to benchmark costs incurred on a monthly basis.

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

The reconciliations of gross profit to variable contribution and gross profit margin to variable contribution margin are each presented below:

	Thirty Nine Weeks Ended		Thirteen Weeks Ended
	September 24,	September 25,	September 24,	September 25,
	2022	2021	2022	2021
Revenue	$5,761,795	$4,592,551	$1,816,132	$1,734,299
Costs of revenue:
Purchased transportation	4,512,341	3,583,197	1,416,323	1,356,671
Commissions to agents	465,759	356,997	154,125	135,295

Variable costs of revenue	4,978,100	3,940,194	1,570,448	1,491,966
Trailing equipment depreciation	27,760	26,362	9,397	8,615
Information technology costs	13,868	9,534	4,829	3,450
Insurance-related costs (1)	98,821	78,175	32,380	30,502
Other operating costs	34,878	27,117	13,356	10,572

Other costs of revenue	175,327	141,188	59,962	53,139

Total costs of revenue	5,153,427	4,081,382	1,630,410	1,545,105

Gross profit	$608,368	$511,169	$185,722	$189,194

Gross profit margin	10.6%	11.1%	10.2%	10.9%
Plus: other costs of revenue	175,327	141,188	59,962	53,139

Variable contribution	$783,695	$652,357	$245,684	$242,333

Variable contribution margin	13.6%	14.2%	13.5%	14.0%

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

In general, variable contribution margin on revenue generated by BCO Independent Contractors represents a fixed percentage due to the nature of the contracts that pay a fixed percentage of revenue to both the BCO Independent Contractors and independent commission sales agents. For revenue generated by Truck Brokerage Carriers, variable contribution margin may be either a fixed or variable percentage, depending on the contract with each individual independent commission sales agent. Variable contribution margin on revenue generated from shipments hauled by railroads, air cargo carriers, ocean cargo carriers and Truck Brokerage Carriers, other than those under retention contracts, is variable in nature, as the Company’s contracts with independent commission sales agents provide commissions to agents at a contractually agreed upon percentage of the amount represented by revenue less purchased transportation for these types of shipments. Approximately 40% of the Company’s consolidated revenue in the thirty-nine-week period ended September 24, 2022 was generated under transactions that pay a fixed percentage of revenue to the third party capacity provider and/or agents while 60% was generated under transactions that pay a variable percentage of revenue to the third party capacity provider and/or agents.

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

	Thirty Nine Weeks Ended		Thirteen Weeks Ended
	September 24, 2022	September 25, 2021	September 24, 2022	September 25, 2021
Gross profit	$608,368	$511,169	$185,722	$189,194
Operating income	$446,749	$356,928	$133,498	$131,412
Operating income as % of gross profit	73.4%	69.8%	71.9%	69.4%

Variable contribution	$783,695	$652,357	$245,684	$242,333
Operating income	$446,749	$356,928	$133,498	$131,412
Operating income as % of variable contribution	57.0%	54.7%	54.3%	54.2%

The increase in operating income as a percentage of gross profit from the 2021 thirty-nine-week period to the 2022 thirty-nine-week period resulted from operating income increasing at a more rapid percentage rate than the increase in gross profit, as the Company was able to scale our fixed cost infrastructure, primarily certain components of selling, general and administrative costs, across a larger gross profit base. The increase in operating income as a percentage of gross profit from the 2021 thirteen-week period to the 2022 thirteen-week period resulted from operating income increasing notwithstanding a modest decrease in gross profit, as certain components of selling, general and administrative costs, namely incentive and equity compensation under the Company’s variable compensation programs, decreased approximately $8,500,000 from the 2021 thirteen-week period to the 2022 thirteen-week period.

The increase in operating income as a percentage of variable contribution from the 2021 thirty-nine-week period to the 2022 thirty-nine-week period resulted from operating income increasing at a more rapid percentage rate than the increase in variable contribution, as the Company was able to scale our fixed cost infrastructure, primarily certain components of selling, general and administrative costs, as well as certain components of our other costs of revenue, across a larger variable contribution base. The ten basis point increase in operating income as a percentage of variable contribution from the 2021 thirteen-week period to the 2022 thirteen-week period resulted from operating income increasing at a modestly higher percentage rate than the increase in variable contribution, as the Company was able to scale our fixed cost infrastructure, primarily certain components of selling, general and administrative costs across a larger variable contribution base.

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

THIRTY NINE WEEKS ENDED SEPTEMBER 24, 2022 COMPARED TO THIRTY NINE WEEKS ENDED SEPTEMBER 25, 2021

Revenue for the 2022 thirty-nine-week period was $5,761,795,000, an increase of $1,169,244,000, or 25%, compared to the 2021 thirty-nine-week period. Transportation revenue increased $1,163,398,000, or 26%. The increase in transportation revenue was attributable to increased revenue per load of approximately 15% and an increased number of loads hauled of approximately 9% compared to the 2021 thirty-nine-week period. Reinsurance premiums were $58,836,000 and $52,990,000 for the 2022 and 2021 thirty-nine-week periods, respectively. The increase in revenue from reinsurance premiums was primarily attributable to (i) an increase in the aggregate value of equipment insured by BCO Independent Contractors under a physical damage program reinsured by Signature; (ii) an increase in the average number of trucks provided by BCO Independent Contractors and (iii) participation levels among BCO Independent Contractors in certain occupational accident programs and workers’ compensation programs in the 2022 thirty-nine-week period compared to the 2021 thirty-nine-week period.

Truck transportation revenue generated by BCO Independent Contractors and Truck Brokerage Carriers (together, the “third party truck capacity providers”) for the 2022 thirty-nine-week period was $5,097,248,000, representing 88% of total revenue, an increase of $878,842,000, or 21%, compared to the 2021 thirty-nine-week period. Revenue per load on loads hauled by third party truck capacity providers increased approximately 10% compared to the 2021 thirty-nine-week period, and the number of loads hauled by third party truck capacity providers increased approximately 10% in the 2022 thirty-nine-week period compared to the 2021 thirty-nine-week period.

The increase in revenue per load on loads hauled via truck was due to a tight truck capacity environment experienced during the 2022 thirty-nine-week period, in particular during the first fiscal quarter of 2022, and the impact of higher diesel fuel costs on loads hauled via Truck Brokerage Carriers, partially offset by (i) a decrease in the number of loads hauled via heavy specialized equipment, which typically have a higher revenue per load, as a percentage of total truck loads and (ii) a decreased average length of haul during the 2022 thirty-nine-week period. Revenue per load on loads hauled via van equipment increased 11%, revenue per load on loads hauled via unsided/platform equipment increased 9%, revenue per load on less-than-truckload loadings increased 17% and other truck transportation services revenue per load increased 4% as compared to the 2021 thirty-nine-week period.

The increase in the number of loads hauled via truck compared to the 2021 thirty-nine-week period was due to a broad-based increase in demand for the Company’s truck transportation services. Loads hauled via van equipment increased 9%, loads hauled via unsided/platform equipment increased 10%, less-than-truckload loadings increased 6% and loads hauled via other truck transportation services increased 17% as compared to the 2021 thirty-nine-week period.

Fuel surcharges billed to customers on revenue generated by BCO Independent Contractors are excluded from revenue. Fuel surcharges on Truck Brokerage Carrier revenue identified separately in billings to customers and included as a component of Truck Brokerage Carrier revenue were $153,195,000 and $74,195,000 in the 2022 and 2021 thirty-nine-week periods, respectively. It should be noted that billings to many customers of the Company’s truck brokerage services include a single all-in rate that does not separately identify fuel surcharges on loads hauled via Truck Brokerage Carriers. Accordingly, the overall impact of changes in fuel prices on revenue and revenue per load on loads hauled via truck is likely to be greater than that indicated.

Transportation revenue generated by rail intermodal, air cargo and ocean cargo carriers (collectively, the “multimode capacity providers”) for the 2022 thirty-nine-week period was $588,918,000, or 10% of total revenue, an increase of $276,427,000, or 88%, compared to the 2021 thirty-nine-week period. Revenue per load on revenue generated by multimode capacity providers increased approximately 99% in the 2022 thirty-nine-week period compared to the 2021 thirty-nine-week period, while the number of loads hauled by multimode capacity providers decreased approximately 5% over the same period. Revenue per load on loads hauled by multimode capacity providers increased for all modes, primarily due to continuing U.S. and global economic recoveries coupled with the impact of global supply chain disruptions which were particularly acute with respect to international ocean and air freight. Revenue per load on loads hauled via air, ocean and rail intermodal increased 139%, 93% and 19%, respectively, during the 2022 thirty-nine-week period as compared to the 2021 thirty-nine-week period. Revenue per load on revenue generated by multimode capacity providers is influenced by many factors, including revenue mix among the various modes of transportation used, length of haul, complexity of freight, density of freight lanes, fuel costs and availability of capacity. The decrease in the number of loads hauled by multimode capacity providers was due to a 21% decrease in rail loadings and a 19% decrease in air loadings, partially offset by a 34% increase in ocean loadings. The 21% decrease in rail loadings was broad-based across several agencies and customers, and the 19% decrease in air loadings was entirely attributable to decreased loadings at one specific customer. The 34% increase in ocean loadings was due to a broad-based increase in demand across many customers for the Company’s ocean services.

Purchased transportation was 78.3% and 78.0% of revenue in the 2022 and 2021 thirty-nine-week periods, respectively. The increase in purchased transportation as a percentage of revenue was primarily due to (i) an increased percentage of revenue generated by Truck Brokerage Carriers, which typically has a higher rate of purchased transportation than revenue generated by BCO Independent Contractors and (ii) an increased percentage of revenue generated by multimode capacity providers, which typically has a higher rate of purchased transportation than third party truck capacity providers, partially offset by a lower rate of purchased transportation on revenue generated by Truck Brokerage Carriers. Commissions to agents were 8.1% and 7.8% of revenue in the 2022 and 2021 thirty-nine-week periods, respectively. The increase in commissions to agents as a percentage of revenue was primarily attributable to a decreased cost of purchased transportation as a percentage of revenue on revenue generated by Truck Brokerage Carriers.

Investment income was $2,023,000 and $2,138,000 in the 2022 and 2021 thirty-nine-week periods, respectively. The decrease in investment income was primarily attributable to a lower average investment balance held by the insurance segment in the 2022 thirty-nine-week period, partially offset by higher average rates of return on investments in the 2022 thirty-nine-week period.

Other operating costs increased $7,761,000 in the 2022 thirty-nine-week period compared to the 2021 thirty-nine-week period. The increase in other operating costs compared to the prior year was primarily due to (i) increased trailing equipment maintenance costs as a result of (x) increased labor and parts costs charged by the Company’s network of third party trailer maintenance facilities as the Company retained older trailing equipment to support current business levels; and (y) an increased average trailer fleet size during the 2022 thirty-nine-week period and (ii) the impact of the resumption of a large in-person event for the Company’s BCO Independent Contractors.

Insurance and claims increased $21,067,000 in the 2022 thirty-nine-week period compared to the 2021 thirty-nine-week period. The increase in insurance and claims expense compared to the prior year was primarily due to increased severity of current year trucking claims during the 2022 thirty-nine-week period, the impact of net unfavorable development of prior years’ claims in the 2022 thirty-nine-week period and increased insurance premiums, primarily for commercial auto and excess liability coverage. During the 2022 and 2021 thirty-nine-week periods, insurance and claims costs included $7,505,000 and $4,522,000 of net unfavorable adjustments to prior years’ claims estimates, respectively.

Selling, general and administrative costs increased $6,479,000 in the 2022 thirty-nine-week period compared to the 2021 thirty-nine-week period. The increase in selling, general and administrative costs compared to the prior year was attributable to increased wages, an increased provision for customer bad debt and the return of the Company’s annual agent convention held in April 2022, partially offset by decreased stock-based compensation expense and a decreased provision for incentive compensation. Included in selling, general and administrative costs was stock-based compensation expense of $9,409,000 and $18,717,000 for the 2022 and 2021 thirty-nine-week periods, respectively, and incentive compensation expense of $14,185,000 and $21,370,000 for the 2022 and 2021 thirty-nine-week periods, respectively.

Depreciation and amortization expense increased $6,095,000 in the 2022 thirty-nine-week period compared to the 2021 thirty-nine-week period. The increase in depreciation and amortization expense was primarily due to increased depreciation on digital technology tools in connection with the deployment of new and upgraded applications for use by the Company’s network of agents, capacity providers and employees, and to a lesser extent, in connection with increased trailing equipment depreciation.

Interest and debt expense in the 2022 thirty-nine-week period increased $301,000 compared to the 2021 thirty-nine-week period. The increase in interest and debt expense was primarily attributable to increased average borrowings on the Company’s revolving credit facility during the 2022 thirty-nine-week period, as the Company had no borrowings under its revolving credit facility during the 2021 period. The Company had no borrowings under its revolving credit facility as of the end of the 2022 thirty-nine-week period.

The provisions for income taxes for the 2022 and 2021 thirty-nine-week periods were based on estimated annual effective income tax rates of 24.5% and 24.4%, respectively, adjusted for discrete events, such as benefits resulting from stock-based awards. The estimated annual effective income tax rate was higher than the statutory federal income tax rate of 21% in both periods primarily attributable to state taxes and nondeductible executive compensation. The effective income tax rate for the 2022 thirty-nine-week period was 23.9%, which was lower than the estimated annual effective income tax rate of 24.5%, primarily attributable to excess tax benefits realized on stock-based awards. The effective income tax rate in the 2021 thirty-nine-week period of 24.2% was lower than the 24.4% estimated annual effective income tax rate, primarily due to excess tax benefits realized on stock-based awards in the 2021 thirty-nine-week period.

Net income was $337,612,000, or $9.15 per diluted share, in the 2022 thirty-nine-week period. Net income was $268,209,000, or $7.00 per diluted share, in the 2021 thirty-nine-week period.

THIRTEEN WEEKS ENDED SEPTEMBER 24, 2022 COMPARED TO THIRTEEN WEEKS ENDED SEPTEMBER 25, 2021

Revenue for the 2022 thirteen-week period was $1,816,132,000, an increase of $81,833,000, or 5%, compared to the 2021 thirteen-week period. Transportation revenue increased $80,397,000, or 5%. The increase in transportation revenue was attributable to increased revenue per load of approximately 4%, while the number of loads hauled was approximately equal to the 2021 thirteen-week period. Reinsurance premiums were $19,731,000 and $18,295,000 for the 2022 and 2021 thirteen-week periods, respectively. The increase in revenue from reinsurance premiums was primarily attributable to (i) an increase in the aggregate value of equipment insured by BCO

Independent Contractors under a physical damage program reinsured by Signature; (ii) an increase in the average number of trucks provided by BCO Independent Contractors and (iii) participation levels among BCO Independent Contractors in certain occupational accident programs and workers’ compensation programs in the 2022 thirteen-week period compared to the 2021 thirteen-week period.

Truck transportation revenue generated by third party truck capacity providers for the 2022 thirteen-week period was $1,598,766,000, representing 88% of total revenue, an increase of $18,036,000, or 1%, compared to the 2021 thirteen-week period. The number of loads hauled by third party truck capacity providers increased approximately 1% in the 2022 thirteen-week period compared to the 2021 thirteen-week period, while revenue per load on loads hauled by third party truck capacity providers was approximately equal to the 2021 thirteen-week period.

The increase in the number of loads hauled via truck compared to the 2021 thirteen-week period was due to (i) a broad-based increase in demand for the Company’s truck transportation services provided via unsided/platform equipment and (ii) a modest increase in demand for the Company’s truck transportation services provided via van equipment, partially offset by reduced demand for substitute line-haul and power-only services from certain parcel and less-than-truckload carriers. Loads hauled via unsided/platform equipment increased 6% and loads hauled via van equipment increased 2%, while less-than-truckload loadings decreased 8% and other truck transportation services load count decreased 6% as compared to the 2021 thirteen-week period. The number of loads hauled via truck increased 5% in July, was relatively flat in August and then declined 1% in September, as compared to the corresponding periods in 2021.

Fuel surcharges billed to customers on revenue generated by BCO Independent Contractors are excluded from revenue. Fuel surcharges on Truck Brokerage Carrier revenue identified separately in billings to customers and included as a component of Truck Brokerage Carrier revenue were $58,658,000 and $28,621,000 in the 2022 and 2021 thirteen-week periods, respectively.

Transportation revenue generated by multimode capacity providers for the 2022 thirteen-week period was $191,904,000, or 11% of total revenue, an increase of $63,321,000, or 49%, compared to the 2021 thirteen-week period. Revenue per load on revenue generated by multimode capacity providers increased approximately 85% in the 2022 thirteen-week period compared to the 2021 thirteen-week period, while the number of loads hauled by multimode capacity providers decreased approximately 19% over the same period. Revenue per load on loads hauled by multimode capacity providers increased for all modes, primarily due to the continuing U.S. and global economic recoveries coupled with the impact of global supply chain disruptions which were particularly acute with respect to international ocean and air freight. Revenue per load on loads hauled via air, ocean and rail intermodal increased 127%, 63% and 10%, respectively, during the 2022 thirteen-week period as compared to the 2021 thirteen-week period. The decrease in the number of loads hauled by multimode capacity providers was due to a 43% decrease in rail loadings, partially offset by an 18% increase in ocean loadings. Air loadings during the 2022 thirteen-week period were approximately equal to the 2021 thirteen-week period. The 43% decrease in rail loadings was broad-based across several agencies and customers. The 18% increase in ocean loadings was due to a broad-based increase in demand across many customers for the Company’s ocean services.

Purchased transportation was 78.0% and 78.2% of revenue in the 2022 and 2021 thirteen-week periods, respectively. The decrease in purchased transportation as a percentage of revenue was primarily due to a lower rate of purchased transportation on revenue generated by Truck Brokerage Carriers, partially offset by (i) an increased percentage of revenue generated by Truck Brokerage Carriers, which typically has a higher rate of purchased transportation than revenue generated by BCO Independent Contractors; and (ii) an increased percentage of revenue generated by multimode capacity providers, which typically has a higher rate of purchased transportation than third party truck capacity providers. Commissions to agents were 8.5% and 7.8% of revenue in the 2022 and 2021 thirteen-week periods, respectively. The increase in commissions to agents as a percentage of revenue was primarily attributable to a decreased cost of purchased transportation as a percentage of revenue on revenue generated by Truck Brokerage Carriers.

Investment income was $716,000 and $706,000 in the 2022 and 2021 thirteen-week periods, respectively.

Other operating costs increased $2,784,000 in the 2022 thirteen-week period compared to the 2021 thirteen-week period. The increase in other operating costs compared to the prior year was primarily due to (i) increased trailing equipment maintenance costs as a result of (x) increased labor and parts costs as the Company retained older equipment to support current business levels, and (y) an increased average trailer fleet size during the 2022 thirteen-week period, (ii) the impact of the resumption of a large in-person event for the Company’s BCO Independent Contractors and (iii) decreased gains on the sale of operating property.

Insurance and claims increased $1,876,000 in the 2022 thirteen-week period compared to the 2021 thirteen-week period. The increase in insurance and claims expense compared to the prior year was primarily due to increased severity of current year trucking claims during the 2022 thirteen-week period as well as increased premiums for commercial auto and excess liability coverage, partially offset by decreased net unfavorable development of prior years’ claims during the 2022 thirteen-week period. During the 2022 and 2021 thirteen-week periods, insurance and claims costs included $2,124,000 and $3,542,000 of net unfavorable adjustments to prior years’ claims estimates, respectively.

Selling, general and administrative costs decreased $5,679,000 in the 2022 thirteen-week period compared to the 2021 thirteen-week period. The decrease in selling, general and administrative costs compared to the prior year was attributable to a decreased provision for incentive compensation, decreased stock-based compensation expense and decreased employee benefit costs, partially offset by increased wages. Included in selling, general and administrative costs was incentive compensation expense of $4,462,000 and $8,755,000 for the 2022 and 2021 thirteen-week periods, respectively, and stock-based compensation expense of $3,599,000 and $7,824,000 for the 2022 and 2021 thirteen-week periods, respectively.

Depreciation and amortization expense increased $2,294,000 in the 2022 thirteen-week period compared to the 2021 thirteen-week period. The increase in depreciation and amortization expense was primarily due to increased depreciation on digital technology tools in connection with the deployment of new and upgraded applications for use by the Company’s network of agents, capacity providers and employees, and to a lesser extent, in connection with increased trailing equipment depreciation.

Interest and debt expense in the 2022 thirteen-week period increased $82,000 compared to the 2021 thirteen-week period.

The provisions for income taxes for the 2022 and 2021 thirteen-week periods were based on estimated annual effective income tax rates of 24.5% and 24.4%, respectively, adjusted for discrete events, such as benefits resulting from stock-based awards. The estimated annual effective income tax rate was higher than the statutory federal income tax rate of 21% in both periods primarily attributable to state taxes and nondeductible executive compensation. The effective income tax rate for the 2022 thirteen-week period was 24.3%, which was lower than the estimated annual effective income tax rate of 24.5%, primarily attributable to higher than anticipated state income tax refunds and excess tax benefits realized on stock-based awards. The effective income tax rate in the 2021 thirteen-week period of 24.4% was consistent with the estimated annual effective income tax rate of 24.4%.

Net income was $100,218,000, or $2.76 per diluted share, in the 2022 thirteen-week period. Net income was $98,675,000, or $2.58 per diluted share, in the 2021 thirteen-week period.

CAPITAL RESOURCES AND LIQUIDITY

Working capital and the ratio of current assets to current liabilities were $543,330,000 and 1.6 to 1, respectively, at September 24, 2022, compared with $512,917,000 and 1.5 to 1, respectively, at December 25, 2021. Landstar has historically operated with current ratios within the range of 1.5 to 1 to 2.0 to 1. Cash provided by operating activities was $436,381,000 in the 2022 thirty-nine-week period compared with $216,990,000 in the 2021 thirty-nine-week period. The increase in cash flow provided by operating activities was primarily attributable to favorable working capital impacts in connection with the timing of collections of receivables and payment of certain payables and increased net income.

The Company declared and paid $0.80 per share, or $29,506,000 in the aggregate, in cash dividends during the thirty-nine-week period ended September 24, 2022 and, during such period, also paid $75,387,000 of dividends payable which were declared during fiscal year 2021 and included in current liabilities in the consolidated balance sheet at December 25, 2021. The Company declared and paid $0.67 per share, or $25,693,000 in the aggregate, in cash dividends during the thirty-nine-week period ended September 25, 2021 and, during such period, also paid $76,770,000 of dividends payable which were declared during fiscal year 2020 and included in current liabilities in the consolidated balance sheet at December 26, 2020. During the thirty-nine-week period ended September 24, 2022, the Company purchased 1,900,826 shares of its common stock at a total cost of $285,983,000. During the thirty-nine-week period ended September 25, 2021, the Company purchased 317,046 shares of its common stock at a total cost of $50,230,000. As of September 24, 2022, the Company may purchase in the aggregate up to 1,099,174 shares of its common stock under its authorized stock purchase program. Long-term debt, including current maturities, was $109,470,000 at September 24, 2022, $2,334,000 lower than at December 25, 2021.

Shareholders’ equity was $873,173,000, or 89% of total capitalization (defined as long-term debt including current maturities plus equity), at September 24, 2022, compared to $862,010,000, or 89% of total capitalization, at December 25, 2021. The increase in shareholders’ equity was primarily the result of net income, partially offset by purchases of shares of the Company’s common stock, dividends declared by the Company in the 2022 thirty-nine-week period and taxes paid in lieu of shares issued related to stock-based compensation plans.

On August 18, 2020, Landstar entered into an amended and restated credit agreement with a syndicate of banks and JPMorgan Chase Bank, N.A., as administrative agent (the “First Amended and Restated Credit Agreement”). As previously disclosed in a Form 8-K filed with the SEC on July 8, 2022, Landstar entered into a second amended and restated credit agreement, dated July 1, 2022, with a bank syndicate led by JPMorgan Chase Bank, N.A., as administrative agent (the “Second Amended and Restated Credit Agreement”) that superseded and replaced the First Amended and Restated Credit Agreement. The Second Amended and Restated Credit Agreement which matures July 1, 2027, provides for borrowing capacity in the form of a revolving credit facility of $300,000,000, $45,000,000 of which may be utilized in the form of letters of credit. The Second Amended and Restated Credit Agreement also includes an “accordion” feature providing for a possible increase of up to an aggregate amount of borrowing capacity of $600,000,000.    The Second Amended and Restated Credit Agreement, which superseded and replaced the First Amended and Restated Credit Agreement, is referred to herein as the “Credit Agreement.” As of September 24, 2022, there were no borrowings outstanding under the revolving credit facility of the Credit Agreement.

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

At September 24, 2022, the Company had no borrowings outstanding and $33,493,000 of letters of credit outstanding under the Credit Agreement. At September 24, 2022, there was $266,507,000 available for future borrowings under the Credit Agreement. In addition, the Company has $76,567,000 in letters of credit outstanding as collateral for insurance claims that are secured by investments totaling $85,074,000 at September 24, 2022. Investments, all of which are carried at fair value, include primarily investment-grade bonds and asset-backed securities having maturities of up to five years. Fair value of investments is based primarily on quoted market prices. See “Notes to Consolidated Financial Statements” included herein for further discussion on measurement of fair value of investments.

Historically, the Company has generated sufficient operating cash flow to meet its debt service requirements, fund continued growth, both organic and through acquisitions, complete or execute share purchases of its common stock under authorized share purchase programs, pay dividends and meet working capital needs. As an asset-light provider of integrated transportation management solutions, the Company’s annual capital requirements for operating property are generally for trailing equipment and information technology hardware and software. In addition, a significant portion of the trailing equipment used by the Company is provided by third party capacity providers, thereby reducing the Company’s capital requirements. During the 2022 thirty-nine-week period, the Company purchased $21,096,000 of operating property and acquired $26,741,000 of trailing equipment by entering into finance leases. Landstar anticipates acquiring either by purchase or lease financing during the remainder of fiscal year 2022 approximately $17,000,000 in operating property, consisting primarily of new trailing equipment to replace older trailing equipment and information technology equipment.

On April 1, 2022, Landstar Investment Holdco, LLC, a newly formed Delaware LLC and wholly owned subsidiary of Landstar System Holdings, Inc., purchased Class A units of Cavnue, LLC for approximately $4,999,000 in cash consideration. Cavnue, LLC is a privately held company focused on combining technology and road infrastructure to unlock the full potential of connected and autonomous vehicles.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Landstar provides for the estimated costs of self-insured claims primarily on an actuarial basis. The amount recorded for the estimated liability for claims incurred is based upon the facts and circumstances known on the applicable balance sheet date. The ultimate resolution of these claims may be for an amount greater or less than the amount estimated by management. The Company continually revises its existing claim estimates as new or revised information becomes available on the status of each claim. Historically, the Company has experienced both favorable and unfavorable development of prior years’ claims estimates. During the 2022 and 2021 thirty-nine-week periods, insurance and claims costs included $7,505,000 and $4,522,000 of net unfavorable adjustments to prior years’ claims estimates, respectively. It is reasonably likely that the ultimate outcome of settling all outstanding claims will be more or less than the estimated claims liability at September 24, 2022.

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

The revolving credit loans under the Credit Agreement as of September 24, 2022, at the option of Landstar, bear interest at (i) a forward-looking term rate based on the secured overnight financing rate plus 0.10% and an applicable margin ranging from 1.25% to 2.00%, or (ii) an alternate base rate plus an applicable margin ranging from 0.25% to 1.00%, in each case with the applicable margin determined based upon the Company’s Leverage Ratio, as defined in the Credit Agreement, at the end of the most recent applicable fiscal quarter for which financial statements have been delivered. The revolving credit facility bears a commitment fee, payable in arrears, of 0.20% to 0.30%, based on the Company’s Leverage Ratio at the end of the most recent applicable fiscal quarter for which financial statements have been delivered. During the entire third quarter of 2022 and as of September 24, 2022 and December 25, 2021, the Company had no borrowings outstanding under the Credit Agreement.

Long-term investments, all of which are available-for-sale and are carried at fair value, include primarily investment-grade bonds and asset-backed securities having maturities of up to five years. Assuming that the long-term portion of investments remains at $111,457,000, the balance at September 24, 2022, a hypothetical increase or decrease in interest rates of 100 basis points would not have a material impact on future earnings on an annualized basis. Short-term investments consist of short-term investment-grade instruments and the current maturities of investment-grade corporate bonds and asset-backed securities. Accordingly, any future interest rate risk on these short-term investments would not be material to the Company’s operating results.

Assets and liabilities of the Company’s Canadian and Mexican operations are translated from their functional currency to U.S. dollars using exchange rates in effect at the balance sheet date and revenue and expense accounts are translated at average monthly exchange rates during the period. Adjustments resulting from the translation process are included in accumulated other comprehensive income. Transactional gains and losses arising from receivable and payable balances, including intercompany balances, in the normal course of business that are denominated in a currency other than the functional currency of the operation are recorded in the statements of income when they occur. The assets held at the Company’s Canadian and Mexican subsidiaries at September 24, 2022 were collectively, as translated to U.S. dollars, approximately 2% of total consolidated assets. Accordingly, translation gains or losses of 50% or less related to the Canadian and Mexican operations would not be material.

Item 4. Controls and Procedures

As of the end of the period covered by this quarterly report on Form 10-Q, an evaluation was carried out, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended). Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of September 24, 2022 to provide reasonable assurance that information required to be disclosed by the Company in reports that it filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There were no changes in the Company’s internal control over financial reporting during the third quarter of 2022, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

See Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Legal Matters”

Item 1A. Risk Factors

For a discussion identifying risk factors and other important factors that could cause actual results to differ materially from those anticipated, see the discussions under Part I, Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 25, 2021, under Part II, Item 1A, “Risk Factors” in the Company’s Quarterly Report on Form 10-Q for the quarterly periods ended March 26, 2022 and June 25, 2022, and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Notes to Consolidated Financial Statements” in this Quarterly Report on Form 10-Q.

Except as set forth under Part II, Item 1A, “Risk Factors” in the Company’s Quarterly Reports on Form 10-Q for the quarterly periods ended March 26, 2022 and June 25, 2022, there have been no material changes to the Risk Factors described in Part I “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 25, 2021, as filed with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Company

The following table provides information regarding the Company’s purchase of its common stock during the period from June 26, 2022 to September 24, 2022, the Company’s third fiscal quarter:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares That May Yet Be Purchased Under the Programs
June 25, 2022				1,603,239
June 26, 2022 – July 23, 2022	—	$—	—	1,603,239
July 24, 2022 – August 20, 2022	12,110	146.44	12,110	1,591,129
August 21, 2022 – September 24, 2022	491,955	145.50	491,955	1,099,174

Total	504,065	$145.52	504,065

On December 7, 2021, the Landstar System, Inc. Board of Directors authorized the Company to purchase up to 1,912,824 additional shares of the Company’s common stock from time to time in the open market and in privately negotiated transactions. As of September 24, 2022, the Company had authorization to purchase in the aggregate up to 1,099,174 shares of its common stock under this program. No specific expiration date has been assigned to the December 7, 2021 authorization.

Dividends

As previously disclosed in a Form 8-K filed with the SEC on July 8, 2022, Landstar entered into the Second Amended and Restated Credit Agreement, dated July 1, 2022, with a bank syndicate led by JPMorgan Chase Bank, N.A., as administrative agent (the “Credit Agreement”). The Credit Agreement provides for a restriction on cash dividends and other distributions to stockholders on the Company’s capital stock in the event there is a default under the Credit Agreement. In addition, the Credit Agreement, under certain circumstances, limits the amount of such cash dividends and other distributions to stockholders to the extent that, after giving effect to any payment made to effect such cash dividend or other distribution, the Leverage Ratio, as defined in the Credit Agreement, would exceed 2.5 to 1 on a pro forma basis as of the end of the Company’s most recently completed fiscal quarter.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The exhibits listed on the Exhibit Index are furnished as part of this quarterly report on Form 10-Q.

EXHIBIT INDEX

Registrant’s Commission File No.: 0-21238

Exhibit No.	Description

(10)	Material Contracts

10.1+	Landstar System, Inc. 2022 Directors Stock Compensation Plan (Incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement filed on March 29, 2022 (Commission File No. 0-21238))

10.2	Second Amended and Restated Credit Agreement, dated as of July 1, 2022, among Landstar System Holdings, Inc., the Company, the lenders named therein, and JPMorgan Chase Bank, N.A. as Administrative Agent (including exhibits and schedules thereto). (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on July 8, 2022 (Commission File No. 0-21238))

10.3+*	Letter agreement, dated July 1, 2022, between Landstar System, Inc. and Fred L. Pensotti

(31)	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.1*	Chief Executive Officer certification, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Chief Financial Officer certification, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.1**	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

+	management contract or compensatory plan or arrangement
*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LANDSTAR SYSTEM, INC.

Date: October 28, 2022	/s/ James B. Gattoni
James B. Gattoni
President and Chief Executive Officer

Date: October 28, 2022	/s/ James P. Todd
James P. Todd
Vice President, Chief Financial Officer and Assistant Secretary