Form 10-K
period 2022-12-31
LANDSTAR SYSTEM INC
filed 2023-02-24
CIK 853816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form
10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to
§240.10D-1(b).  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Act).    Yes  ☐    No  ☑
The aggregate market value of the voting stock held by
non-affiliates
of the registrant was $5,340,732,000 (based on the per share closing price on June 25, 2022, the last business day of the Company’s second fiscal quarter, as reported on the NASDAQ Global Select Market). In making this calculation, the registrant has assumed, without admitting for any purpose, that all directors and executive officers of the registrant, and no other persons, are affiliates.
The number of shares of the registrant’s common stock, par value $0.01 per share (the “Common Stock”), outstanding as of the close of business on January 27, 2023 was 35,928,383.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the following document are incorporated by reference in this Form
10-K
as indicated herein:

Document	Part of 10-K Into Which Incorporated
Proxy Statement relating to Landstar System, Inc.’s Annual Meeting of Stockholders scheduled to be held on May 10, 2023	Part III

LANDSTAR SYSTEM, INC.

2022 ANNUAL REPORT ON FORM 10-K

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

Description of Business

Landstar, is a worldwide, technology-enabled, asset-light provider of integrated transportation management solutions delivering safe, specialized transportation services to a broad range of customers utilizing a network of agents, third party capacity providers and employees. The Company offers services to its customers across multiple transportation modes, with the ability to arrange for individual shipments of freight to comprehensive third party logistics solutions to meet all of a customer’s transportation needs. Landstar provides services principally throughout the United States and to a lesser extent in Canada and Mexico, and between the United States and Canada, Mexico and other countries around the world. The Company’s services emphasize safety, information coordination and customer service and are delivered through a network of over 1,100 independent commission sales agents and over 108,000 third party capacity providers, primarily truck capacity providers, linked together by a series of digital technologies which are provided and coordinated by the Company. The nature of the Company’s business is such that a significant portion of its operating costs varies directly with revenue.

Landstar markets its integrated transportation management solutions primarily through independent commission sales agents and exclusively utilizes third party capacity providers to transport customers’ freight. Landstar’s independent commission sales agents enter into contractual arrangements with the Company and are responsible for locating freight, making that freight available to Landstar’s capacity providers and coordinating the transportation of the freight with customers and capacity providers. The Company’s third party capacity providers consist of independent contractors who provide truck capacity to the Company under exclusive lease arrangements (the “BCO Independent Contractors”), unrelated trucking companies who provide truck capacity to the Company under non-exclusive contractual arrangements (the “Truck Brokerage Carriers”), air cargo carriers, ocean cargo carriers and railroads. Through this network of agents and capacity providers linked together by Landstar’s ecosystem of digital technologies, Landstar operates an integrated transportation management solutions business primarily throughout North America with revenue of $7.4 billion during the most recently completed fiscal year. The Company reports the results of two operating segments: the transportation logistics segment and the insurance segment.

Transportation Logistics Segment

The transportation logistics segment provides a wide range of integrated transportation management solutions. Transportation services are provided by Landstar’s “Operating Subsidiaries”: Landstar Ranger, Inc., Landstar Inway, Inc., Landstar Ligon, Inc., Landstar Gemini, Inc., Landstar Transportation Logistics, Inc., Landstar Global Logistics, Inc., Landstar Express America, Inc., Landstar Canada, Inc., Landstar Metro, S.A.P.I. de C.V., and as further described below under “Truck Services”, Landstar Blue, LLC. Transportation services offered by the Company include truckload, less-than-truckload and other truck transportation, rail intermodal, air cargo, ocean cargo, expedited ground and air delivery of time-critical freight, heavy-haul/specialized, U.S.-Canada and U.S.-Mexico cross-border, intra-Mexico, intra-Canada, project cargo and customs brokerage. Examples of the industries serviced by the transportation logistics segment include automotive parts and assemblies, consumer durables, building products, metals, chemicals, foodstuffs, heavy machinery, retail, electronics and military equipment. In addition, the transportation logistics segment provides transportation services to other transportation companies, including third party logistics and less-than-truckload service providers. The independent commission sales agents market services provided by the transportation logistics segment. Billings for freight transportation services are typically charged to customers on a per shipment basis for the physical transportation of freight and are referred to as transportation revenue. See “Notes to Consolidated Financial Statements” for the amount of revenue from external customers, measure of profit and total assets attributable to the transportation logistics segment for the last three fiscal years.

Truck Services. The transportation logistics segment’s truck transportation services include a full array of truckload transportation for a wide range of commodities and, to a lesser degree, less-than-truckload and other truck transportation services. A significant portion of the Company’s truckload services is priced in the spot market and delivered over irregular or non-repetitive routes, while approximately 24% of the Company’s fiscal year 2022 truck transportation revenue was generated by BCO Independent Contractors utilizing Landstar provided trailing equipment, which frequently is used on more routine, regular routes. The Company utilizes a broad assortment of equipment, including dry and specialty vans of various sizes, unsided/platform trailers (including flatbeds, drop decks and specialty trailers) and temperature-controlled vans. Available truck transportation services also include short-to-long haul movement of containers by truck and expedited ground and dedicated power-only truck capacity. During fiscal year 2022, revenue generated by BCO Independent Contractors and Truck Brokerage Carriers was 35% and 54%, respectively, of consolidated revenue. Also, during fiscal year 2022, truck transportation revenue generated via van equipment and unsided/platform trailing equipment was 59% and 27%, respectively, of truck transportation revenue and less-than-truckload and other truck transportation revenue was 2% and 13%, respectively, of truck transportation revenue. The Company’s truck services contributed 89% of consolidated revenue in fiscal year 2022, 91% of consolidated revenue in fiscal year 2021 and 92% of consolidated revenue in fiscal year 2020.

On May 6, 2020, the Company formed a new subsidiary that was subsequently renamed Landstar Blue, LLC (“Landstar Blue”). Landstar Blue arranges truckload brokerage services with a focus on the contract services market. Landstar Blue also helps the Company to develop and test digital technologies and processes for the benefit of all Landstar independent commission sales agents. On June 15, 2020, Landstar Blue completed the acquisition of an independent agent of the Company whose business focused on truckload brokerage services. The results of operations from Landstar Blue are presented as part of the Company’s transportation logistics segment. Revenue from Landstar Blue represented approximately 1% of the Company’s transportation logistics segment revenue in fiscal year 2022 and less than 1% in both fiscal years 2021 and 2020.

Rail Intermodal Services. The transportation logistics segment has contracts with Class 1 domestic and Canadian railroads, certain short-line railroads and most major asset-based intermodal equipment providers, including agreements with stacktrain operators and container and trailing equipment companies. In addition, the transportation logistics segment has contracts with a vast network of local trucking companies that handle pick-up and delivery of rail freight. These contracts provide the transportation logistics segment the ability to transport freight via rail throughout the United States, Canada and Mexico. The transportation logistics segment’s rail intermodal service capabilities include trailer on flat car, container on flat car, box car and railcar. The transportation logistics segment’s rail intermodal services contributed 2% of consolidated revenue in both fiscal years 2022 and 2021 and 3% in fiscal year 2020.

Air and Ocean Services. The transportation logistics segment provides domestic and international air services and ocean services to its customers. The Company executes international air freight transportation as an International Air Transport Association (“IATA”) certified Indirect Air Carrier (“IAC”) and international ocean freight transportation as an Ocean Transportation Intermediary (“OTI”) licensed by the Federal Maritime Commission (“FMC”) as a non-vessel operating common carrier (“NVOCC”) and ocean freight forwarder. Through its network of independent commission sales agents, relationships within a global network of foreign transportation intermediaries and contracts with a number of airlines and ocean lines, the transportation logistics segment provides efficient and cost effective door-to-door transportation to most points in the world for a vast array of cargo types such as over-sized break bulk, consolidations, full container loads, less-than container loads and refrigerated freight. The transportation logistics segment’s air and ocean services contributed 8% of consolidated revenue in fiscal year 2022, 5% of consolidated revenue in fiscal year 2021 and 3% of consolidated revenue in fiscal year 2020.

Insurance Segment

The insurance segment is comprised of Signature Insurance Company (“Signature”), a wholly owned offshore insurance subsidiary, and Risk Management Claim Services, Inc. (“RMCS”). The insurance segment provides risk and claims management services to certain of Landstar’s Operating Subsidiaries. In addition, it reinsures certain risks of the Company’s BCO Independent Contractors and provides certain property and casualty insurance directly to certain of Landstar’s Operating Subsidiaries. Revenue at the insurance segment represents reinsurance premiums from third party insurance companies that provide insurance programs to BCO Independent Contractors where all or a portion of the risk of loss is ultimately borne by Signature. Revenue at the insurance segment represented approximately 1% of the Company’s consolidated revenue in each of fiscal years 2022, 2021 and 2020. See “Notes to Consolidated Financial Statements” for the amount of revenue from external customers, measure of profit and total assets attributable to the insurance segment for the last three fiscal years.

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

The Company had 625 and 593 agents that each generated at least $1 million in Landstar revenue (the “Million Dollar Agents”) during fiscal years 2022 and 2021, respectively. Landstar revenue from the Million Dollar Agents in the aggregate represented 97% and 94% of consolidated revenue in 2022 and 2021, respectively. Included among the Company’s Million Dollar Agents, the Company had 133 independent sales agencies that generated at least $10 million in Landstar revenue during the 2022 fiscal year, which in aggregate comprised approximately 74% of Landstar’s consolidated revenue. Management believes that the majority of the Million Dollar Agents choose to represent the Company exclusively. Historically, the Company has experienced very few terminations of its Million Dollar Agents, whether such terminations are initiated by the agent or the Company. Annual terminations of Million Dollar Agents have typically been less than 3% of the total number of Million Dollar Agents.

Third Party Capacity

The Company relies exclusively on independent third parties for its hauling capacity other than for trailing equipment owned or leased by the Company and utilized primarily by the BCO Independent Contractors. These third party transportation capacity providers consist of BCO Independent Contractors, Truck Brokerage Carriers, air and ocean cargo carriers and railroads. Landstar’s use of capacity provided by third parties allows it to maintain a lower level of capital investment, resulting in lower fixed costs. During fiscal year 2022, revenue generated by BCO Independent Contractors, Truck Brokerage Carriers and railroads represented approximately 35%, 54% and 2%, respectively, of the Company’s consolidated revenue. Collectively, revenue generated by air and ocean cargo carriers represented approximately 8% of the Company’s consolidated revenue during fiscal year 2022. Historically, variable contribution margin (defined as variable contribution, which is defined as revenue less variable costs of revenue, divided by revenue) generated from freight hauled by BCO Independent Contractors has been greater than that from freight hauled by other third party capacity providers. However, the Company’s insurance and claims costs, depreciation costs and other operating costs are incurred primarily in support of BCO Independent Contractor capacity. In addition, as further described in the “Corporate Services” section that follows, the Company incurs significantly higher selling, general and administrative costs in support of BCO Independent Contractor capacity as compared to the other modes of transportation. Purchased transportation costs are recognized over the freight transit period as the performance obligation to the customer is completed.

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

The Company’s BCO Independent Contractors are compensated primarily based on a contractually agreed-upon percentage of revenue generated by loads they haul. This percentage generally ranges from 62% to 70% where the BCO Independent Contractor provides only a tractor and 73% to 76% where the BCO Independent Contractor provides both a tractor and trailing equipment. The BCO Independent Contractor must pay substantially all of the expenses of operating his/her equipment, including driver wages and benefits, fuel, physical damage insurance, maintenance, highway use taxes and debt service, if applicable. The Company passes 100% of fuel surcharges billed to customers for freight hauled by BCO Independent Contractors to its BCO Independent Contractors. During fiscal year 2022, the Company billed customers $445 million in fuel surcharges and passed 100% of such fuel surcharges to the BCO Independent Contractors. These fuel surcharges are excluded from revenue and the cost of purchased transportation.

The Company maintains an ecosystem of digital technologies and applications through which BCO Independent Contractors can view a comprehensive listing of the Company’s available freight, allowing them to consider rate, size, origin and destination when planning trips. The Company’s LandstarOne™ mobile application provides BCO Independent Contractors information on loading opportunities as well as fueling station locations, retail fuel prices, fuel prices net of Landstar-arranged discounts and applicable state fuel tax credits, and equipment inspection site locations. The Landstar Contractors’ Advantage Purchasing Program (“LCAPP”) leverages Landstar’s purchasing power to provide discounts to eligible BCO Independent Contractors when they purchase equipment, fuel, tires and other items. In addition, Landstar Contractor Financing, Inc. provides a source of funds at competitive interest rates to the BCO Independent Contractors to purchase trailing equipment.

The number of trucks provided to the Company by BCO Independent Contractors was 11,281 at December 31, 2022, compared to 11,864 at December 25, 2021. At December 31, 2022, approximately 97% of the trucks provided by BCO Independent Contractors were provided by BCO Independent Contractors who provided five or fewer trucks to the Company. The number of trucks provided by BCO Independent Contractors fluctuates daily as a result of truck recruiting and truck terminations. Less trucks were recruited in fiscal year 2022 than in fiscal year 2021 and trucks terminated were higher in fiscal year 2022 than in fiscal year 2021, resulting in an overall net decrease of 583 trucks during fiscal year 2022. Landstar’s BCO Independent Contractor truck turnover was approximately 29% in fiscal year 2022, compared to 21% in fiscal year 2021. Approximately 32% of 2022 turnover was attributable to BCO Independent Contractors who had been with the Company for less than one year. Management believes the factors that have historically favorably impacted turnover include the Company’s extensive agent network, the quantity and quality of available freight, the proprietary technology-based tools the Company makes available to BCO Independent Contractors to empower them to manage their businesses, the Company’s programs to reduce the operating costs of its BCO Independent Contractors and Landstar’s reputation for quality, service, reliability and financial strength. Decreasing revenue per load on a sequential basis historically has had an unfavorable impact on BCO Independent Contractor turnover. During fiscal year 2022, revenue per load reached its all-time high during the Company’s 2022 first quarter and sequentially decreased throughout the second, third and fourth fiscal quarters.

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

Truck Brokerage Carriers. At December 31, 2022, the Company maintained a database of over 97,000 approved Truck Brokerage Carriers who provide truck capacity to the Company. Truck Brokerage Carriers provide truck capacity to the Company under non-exclusive contractual arrangements and each operates under its own DOT-issued motor carrier operating authority. Truck Brokerage Carriers are paid either a negotiated rate for each load hauled or, to a lesser extent, a contractually agreed-upon fixed rate per load. The Company recruits, approves, establishes contracts with and tracks safety ratings and service records of these third party trucking companies. In addition to providing additional capacity to the Company, the use of Truck Brokerage Carriers enables the Company to pursue different types and quality of freight such as short-haul traffic, less-than-truckload and, in certain instances, lower-priced freight that generally would not be handled by the Company’s BCO Independent Contractors.

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

Railroads and Air and Ocean Cargo Carriers. The Company has contracts with Class 1 domestic and Canadian railroads, certain short-line railroads and domestic and international airlines and ocean lines. These relationships allow the Company to pursue the freight best serviced by these forms of transportation capacity. Railroads and ocean cargo carriers are paid either a negotiated rate for each load hauled or a contractually agreed-upon fixed rate per load. Air cargo carriers are generally paid a negotiated rate for each load hauled. The Company also contracts with other third party capacity providers, such as air charter service providers, when required by specific customer needs.

Trailing Equipment

The Company offers its customers a large and diverse fleet of trailing equipment. The following table illustrates the mix of the trailing equipment as of December 31, 2022, either provided by the BCO Independent Contractors or owned or leased by the Company and made available primarily to BCO Independent Contractors. The Company also provides power-only services, as reported in other truck transportation revenue, utilizing trailing equipment generally provided by the shipper or other third party. In general, Truck Brokerage Carriers utilize their own trailing equipment when providing transportation services on behalf of Landstar. Power-only and Truck Brokerage Carrier trailing equipment is not included in the following table:

Trailers by Type
Van	15,564
Unsided/platform, including flatbeds, step decks, drop decks and low boys	2,834
Temperature-controlled	195

Total	18,593

Specialized services offered by the Company include those provided by a large fleet of flatbed trailers and multi-axle trailers capable of hauling extremely heavy or oversized loads. Management believes the Company, along with its network of capacity providers, offers one of the largest fleets of heavy/specialized trailing equipment in North America.

At December 31, 2022, 14,704 of the trailers available to the BCO Independent Contractors were owned by the Company and 241 were rented. In addition, at December 31, 2022, 3,648 trailers were provided by the BCO Independent Contractors. Approximately 24% of Landstar’s truck transportation revenue was generated on Landstar-provided trailing equipment during fiscal year 2022.

Customers

The Company’s customer base is highly diversified and dispersed across many industries, commodities and geographic regions. The Company’s top 100 customers accounted for approximately 44% and 46%, respectively, of consolidated revenue during fiscal years 2022 and 2021. Management believes that the Company’s overall size, ecosystem of digital technologies and applications, geographic coverage, access to equipment and diverse service capability offer the Company significant competitive marketing and operating advantages. These advantages allow the Company to meet the needs of even the largest shippers. Larger shippers often consider reducing the number of authorized carriers they use in favor of a small number of “core carriers,” such as the Company, whose size and diverse service capabilities enable these core carriers to satisfy most of the shippers’ transportation needs. The Company’s national account customers include the United States Department of Defense and many of the companies included in the Fortune 500. Large shippers also use third party logistics providers (“3PLs”) to outsource the management and coordination of their transportation needs. 3PLs and other transportation companies also utilize the Company’s available transportation capacity to satisfy their obligations to their shippers. There were 14 transportation service providers, including 3PLs, included in the Company’s top 25 customers for fiscal year 2022. Management believes the Company’s network of agents and third party capacity providers allows it to efficiently attract and service smaller shippers which may not be as desirable to other large transportation providers (see above under “Agent Network”). No customer accounted for more than 3% of the Company’s 2022 revenue.

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

•	Agent TMS: A cloud-based platform for truckload freight agent workflow.

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

•

LandstarOne™: Mobile application available to BCO Independent Contractors and third party motor carriers providing a one-stop location for available loading opportunities as well as fueling station locations, retail fuel prices, fuel prices net of Landstar-arranged discounts and applicable state fuel tax credits, and equipment inspection site locations.

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

Since the launch of this initiative in 2016, the Company has invested approximately $123 million in this strategic development effort, including approximately $33 million and $27 million, respectively, in fiscal years 2022 and 2021.

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

The Company also maintains third party insurance arrangements providing excess coverage for commercial trucking liabilities in excess of $10 million. These third party arrangements provide coverage on a per occurrence or aggregated basis. In recent years, there has been a significant increase in the occurrence of trials in courts throughout the United States involving catastrophic injury and fatality claims against commercial motor carriers that have resulted in verdicts in excess of $10 million. Within the transportation logistics industry, these verdicts are often referred to as “Nuclear Verdicts.” The increase in Nuclear Verdicts has had a significant impact on the cost of commercial auto liability claims throughout the United States. Due to the increasing cost of commercial auto liability claims, the availability of excess coverage has significantly decreased, and the pricing associated with such excess coverage, to the extent available, has significantly increased. Over the most recent three-year period, with respect to the annual policy year ending April 30, 2023, as compared to the annual policy year ended April 30, 2020, the Company experienced an increase of approximately $20 million, or over 360%, in the premiums charged by third party insurance companies to the Company for excess coverage for commercial trucking liabilities in excess of $10 million.

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

Landstar seeks to compensate employees in a manner that is fair, consistent, and reflective of the external market and provides recognition for the achievement of individual goals, corporate objectives, and professional competencies while maintaining fiscal responsibility. To help us achieve this goal, in 2021, Landstar completed a review of employee compensation that included the establishment of new pay grades and applicable salary ranges for all exempt positions. This review followed a similar review of employee compensation for all information technology positions completed in 2020 and a review of all non-exempt positions completed in 2019. Based on applicable pay grades, salary ranges and market data, Landstar completed an annual salary review for all positions in 2022 in conjunction with its annual review and salary adjustment process.

As of December 31, 2022, the Company and its subsidiaries employed 1,449 individuals. Three Landstar Ranger drivers (out of a Company total of approximately 11,281 drivers for BCO Independent Contractors) are members of the International Brotherhood of Teamsters. The turnover rate for Landstar employees located in the United States and Canada was 17% in 2022, 13% in 2021 and 9% in 2020. The Company considers relations with its employees to be good.

The Company has identified the following employee-focused goals:

•	Create and maintain an environment in which continuous improvement is encouraged and expected by everyone within the organization;

•	Engage each Landstar employee in the Company’s vision to inspire and empower entrepreneurs to succeed in the highly competitive, technology driven freight transportation industry; and

•	Ensure that all Landstar employees fully understand the requirements of their job and the role their job plays within Landstar.

Landstar formally monitors employee satisfaction and engagement through periodic employee satisfaction and engagement surveys. The Company also uses employee roundtable and focus group discussions as well as exit interviews to monitor engagement and satisfaction.

Landstar provides comprehensive professional development opportunities to employees at all levels. Landstar’s training and development department offers all employees the opportunity to participate in various learning tracks on topics including Leadership, Workplace Safety & Security, Customer Service and other core skills. Courses offered by the training and development department are delivered by Landstar’s team of Association for Talent Development (ATD) certified trainers through both on-line and classroom settings.

At our core, Landstar is about providing opportunity to people regardless of background. We do not tolerate racism or discriminatory behavior and strongly believe in diversity and inclusion. The Company reaffirms its commitment to equal employment opportunity for all people. The Company complies with all applicable federal and state laws pertaining to equal employment opportunity and affirmative action. It is our philosophy to treat our employees and applicants fairly without regard to race, color, sex, religion, national origin, disability, present, past, or future service in a branch of the uniformed services of the United States, citizenship, sexual orientation or gender identity. Our management teams and all of our employees are expected to exhibit and promote honest, ethical and respectful conduct in the workplace. All of our employees must adhere to a code of ethics and employee compliance code that set standards for appropriate behavior and includes required annual training.

During 2020, amidst the COVID-19 pandemic, we shifted the vast majority of our employees to a remote work environment and implemented a number of other measures to address the safety and health of our employees, BCO Independent Contractors, and independent commission sales agents. In 2022, as the immediate threat related to the COVID-19 pandemic subsided in the United States, many of our employees began to return to our offices and resume in-person meetings. As of the end of 2022, however, a significant majority of the Company’s employees continued to work remotely or on a hybrid basis.

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

The Company also maintains third party insurance arrangements providing excess coverage for commercial trucking liabilities in excess of $10 million. These third party arrangements provide coverage on a per occurrence or aggregated basis. In recent years, there has been a significant increase in the occurrence of trials in courts throughout the United States involving catastrophic injury and fatality claims against commercial motor carriers that have resulted in verdicts in excess of $10 million. Within the transportation logistics industry, these verdicts are often referred to as “Nuclear Verdicts.” The increase in Nuclear Verdicts has had a significant impact on the cost of commercial auto liability claims throughout the United States. Due to the increasing cost of commercial auto liability claims, the availability of excess coverage has significantly decreased, and the pricing associated with such excess coverage, to the extent available, has significantly increased. Over the most recent three-year period, with respect to the annual policy year ending April 30, 2023, as compared to the annual policy year ended April 30, 2020, the Company experienced an increase of approximately $20 million, or over 360%, in the premiums charged by third party insurance companies to the Company for excess coverage for commercial trucking liabilities in excess of $10 million.

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

Dependence on independent commission sales agents. As noted above in Item 1, “Business — Factors Significant to the Company’s Operations — Agent Network,” the Company markets its services primarily through independent commission sales agents. During fiscal year 2022, 625 agents generated revenue for Landstar of at least $1 million each, or in the aggregate approximately 97% of Landstar’s consolidated revenue. Included among these Million Dollar Agents, 133 agents generated at least $10,000,000 of Landstar revenue during the 2022 fiscal year, or in the aggregate approximately 74% of Landstar’s consolidated revenue. Of these larger agencies, one such Landstar independent commission sales agency, itself with a very diversified customer base, generated approximately $866,000,000, or 12%, of Landstar’s consolidated revenue and approximately 7% of Landstar’s consolidated variable contribution in fiscal year 2022.

A number of these larger agencies, including the largest of Landstar’s independent commission sales agents by revenue, maintain administrative operations in countries outside of North America where the risks may be different than in the United States or Canada due to geopolitical, legal or other risks associated with maintaining administrative operations in such foreign jurisdictions. There can be no assurance regarding the potential disruption and impact adverse geopolitical developments in these foreign jurisdictions could have on the ability of certain large independent commission sales agents to generate and maintain administrative operations in support of significant amounts of Landstar revenue. As disclosed in a Current Report on Form 8-K filed by the Company on February 28, 2022, the largest Landstar independent commission sales agency by revenue referenced above, while based in the United States, has significant administrative operations located in eastern Ukraine. The administrative operations of this agency were significantly disrupted during the onset of the Russian invasion of Ukraine. The Company also has another of its largest independent commission sales agencies, as measured by revenue, that is based in the United States but conducts a portion of its administrative operations in western Ukraine. Russian efforts to destroy infrastructure throughout Ukraine has impacted the availability of electricity and other basic utilities at various times throughout the country. The priority for Landstar and both of these agencies is the safety and well-being of these agencies’ Ukrainian workforces and their families. No assurances can be provided regarding the conflict between Russia and Ukraine and the extent of potential future operational disruption the conflict may have on either of these Landstar agencies and the related impact of these disruptions on the Company.

Landstar competes with motor carriers and other third parties for the services of independent commission sales agents. Landstar has historically experienced very limited agent turnover in the number of its Million Dollar Agents. There can be no assurances, however, that Landstar will continue to experience very limited turnover of its Million Dollar Agents in the future. Landstar’s contracts with its agents, including its Million Dollar Agents, are typically terminable without cause upon 10 to 30 days’ notice by either party and generally contain significant but not unqualified restrictive covenants limiting the ability of a former agent to compete with Landstar for a specified period of time post-termination, and other restrictive covenants. The loss of some of the Company’s Million Dollar Agents and/or a significant decrease in revenue generated by Million Dollar Agents could have a material adverse effect on Landstar, including its results of operations and revenue.

Dependence on third party capacity providers. As noted above in Item 1, “Business — Factors Significant to the Company’s Operations — Transportation Capacity,” Landstar does not own trucks or other transportation equipment other than trailing equipment and relies on third party capacity providers, including BCO Independent Contractors, Truck Brokerage Carriers, railroads and air and ocean cargo carriers, to transport freight for its customers. The Company competes with motor carriers and other third parties for the services of BCO Independent Contractors and other third party capacity providers. The market for qualified truck owner-operators and other third party truck capacity providers is very competitive among motor carriers, third party logistics companies and others and no assurances can be given that the Company will be able to maintain or expand the number of BCO Independent Contractors or other third party truck capacity providers. Additionally, the Company’s third party capacity providers other than BCO Independent Contractors can be expected, under certain circumstances, to charge higher prices to cover increased operating expenses, such as any increases in the cost of fuel, labor, equipment or insurance, and the Company’s operating income may decline without a corresponding increase in price to the customer. A significant decrease in available capacity provided by either the Company’s BCO Independent Contractors or other third party capacity providers, or increased rates charged by other third party capacity providers that cannot be passed through to customers, could have a material adverse effect on Landstar, including its results of operations and revenue.

The coronavirus (“COVID-19”) pandemic may have a significant impact on our business. The COVID-19 pandemic caused and may continue to cause significant disruptions in the global economy. Economic disruptions and other effects on the global or domestic economies caused by the COVID-19 pandemic could have a material adverse impact on the demand for our services. In addition, although there has been an easing of governmental restrictions relating to COVID-19 in certain jurisdictions, restrictions could be reinstated in the future to manage a resurgence or new outbreak of COVID-19, including in connection with new variants or mutations of COVID-19.

In connection with the impact of the COVID-19 pandemic, the Company experienced a significant decline in truckload volumes during the second quarter of 2020 compared to the corresponding period of 2019 followed by a similarly significant yet more gradual sequential increase in demand during the third and fourth quarters of 2020, followed by two years of unprecedented strength in demand for the Company’s services in 2021 and 2022. This significant, rapid decrease in demand followed by an ultimately more significant yet more gradual increase in demand was unprecedented in the history of the Company. The extent to which the COVID-19 pandemic impacts the Company’s results in future quarters will depend on future developments that are highly uncertain and cannot be predicted, including the duration of the pandemic, the actions taken by domestic as well as foreign governments in response to the pandemic, the availability and effectiveness of vaccines for COVID-19 and the length of time necessary for the global economy to transition back to more normal operating conditions, which could involve a decrease in overall economic demand as well as a secular shift in demand for goods back to services. These and other factors could have a material adverse impact on our business, financial position, results of operations and cash flows.

Disruptions or failures in the Company’s computer systems; cyber and other information security incidents. As noted above in Item 1, “Business — Factors Significant to the Company’s Operations — Technology,” the Company’s information technology systems used in connection with its operations are located in Jacksonville, Florida and to a lesser extent in Rockford, Illinois. In addition, the Company utilizes several third party data centers throughout the U.S. Landstar relies, in the regular course of its business, on the proper operation of its information technology systems to link its extensive network of customers, employees, agents and third party capacity providers, including its BCO Independent Contractors. Moreover, a significant portion of the Company’s employees work remotely or on a hybrid basis. Although the Company has redundant systems for its critical operations, any significant disruption or failure of its technology systems or those of third party data centers on which it relies could significantly disrupt the Company’s operations and impose significant costs on the Company. Moreover, it is critical that the data processed by or stored in the Company’s information technology systems or otherwise in the Company’s possession remain confidential, as it often includes confidential, proprietary and/or competitively sensitive information regarding our customers, employees, agents and third party capacity providers, key financial and operational results and statistics, and our strategic plans, including technology innovations, developments and enhancements. Cyber incidents that impact the security, availability, reliability, speed, accuracy or other proper functioning of these systems and data, including outages, computer viruses, break-ins and similar disruptions, could have a significant impact on our operations. Accordingly, information security and the continued development and enhancement of the controls and processes designed to protect our systems, computers, software, data and networks from attack, damage or unauthorized access remain a priority for us. Although we believe that we have robust security procedures and other safeguards in place, as threats continue to evolve, we may be required to expend additional resources to continue to enhance our information security measures and/or to investigate and remediate any security vulnerabilities. A significant incident, including system failure, security breach, disruption by malware, or other damage, could interrupt or delay our operations, damage our reputation, cause a loss of customers, agents and/or third party capacity providers, expose us to a risk of loss or litigation, and/or cause us to incur significant time and expense to remedy such an event, any of which could have a material adverse impact on our results of operations and financial condition.

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

In addition, competition in our industry, historically, has created downward pressure on freight rates. Many large shippers use 3PLs other than the Company to outsource the management and coordination of their transportation needs rather than directly arrange for transportation services with carriers. As noted above, there were 14 transportation service providers, including 3PLs, included in the Company’s top 25 customers for the fiscal year ended December 31, 2022. Usage by large shippers of 3PLs often provides carriers, such as the Company, with a less direct relationship with the shipper and, as a result, may increase pressure on freight rates while making it more difficult for the Company to compete primarily based on service and efficiency. A decrease in freight rates could have a material adverse effect on Landstar, including its revenue and operating income.

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

In addition, in December 2010, the FMCSA introduced the Compliance Safety Accountability (“CSA”) motor carrier oversight program. Under CSA, the FMCSA monitors seven Behavior Analysis and Safety Improvement Categories, or BASICs, under which a motor carrier may be evaluated against established threshold scores for each such BASIC. In the event a motor carrier has one or more BASIC scores that exceeds the applicable threshold, the motor carrier has an increased risk of roadside inspection and/or compliance review by FMCSA. Under the Fixing America’s Surface Transportation Act, or the “FAST Act” signed into law on December 4, 2015, the FMCSA was required to engage the National Research Council to conduct a study of CSA and the Safety Measurement System (“SMS”) utilized by the CSA program. As a result of the FAST Act, the FMCSA announced the removal of the BASIC scores from public view and that such scores are expected to remain hidden from public view while changes to CSA are considered. In 2018, the FMCSA announced significant anticipated changes to CSA that if enacted would be expected to have a material impact on the current program. As of the end of 2022, no such changes to CSA have yet been enacted. No assurances can be given with respect to the changes that may be made to the CSA program, or any replacement or supplemental program, in the future and what impact new or revised motor carrier oversight programs implemented by the FMCSA could have on the Company, its motor carrier operations or the aggregate number of trucks that provide hauling capacity to the Company.

Regulations focused on diesel emissions and other air quality matters. Focus on diesel emissions, climate change and related air quality matters has led to efforts by federal, state and local governmental agencies to support legislation and regulations to limit the amount of carbon emissions, including emissions created by diesel engines utilized in tractors such as those operated by the Company’s BCO Independent Contractors and Truck Brokerage Carriers. Moreover, federal, state and local governmental agencies may also focus on regulation in relation to trailing equipment specifications in an effort to achieve, among other things, lower carbon emissions. For example, under the federal Clean Air Act, the U.S. Environmental Protection Agency (“EPA”) is responsible for prescribing national ambient air quality standards (“NAAQS”) for certain air pollutants, and each state is responsible for implementing those standards within its borders. Specifically, each state must adopt, and submit for the EPA’s approval, a state implementation plan (“SIP”) that provides for the implementation, maintenance, and enforcement of the NAAQS. In connection with its efforts to comply with the NAAQS, the California Air Resources Board (“CARB”) has implemented regulations that restrict the ability of certain tractors and trailers from operating in California and that impose emission standards on nearly all diesel-fueled trucks with gross vehicle weight ratings in excess of 14,000 lbs. that operate in California. Moreover, these emission standards have become increasingly stringent over time. As of January 1, 2023, nearly all diesel-fueled trucks with gross vehicle weight ratings in excess of 14,000 lbs. that operate in California are required to have a 2010 or newer model year engine. In 2012, the EPA formally approved certain CARB regulations as part of California’s SIP, including CARB’s “Regulation to Reduce Emissions of Diesel Particulate Matter, Oxides of Nitrogen and Other Criteria Pollutants from In-Use Heavy-Duty Diesel-Fueled Vehicles” (commonly referred to as the “Truck and Bus Regulation”) and “Regulation to Reduce Emissions of Diesel Particulate Matter, Oxides of Nitrogen and Other Criteria Pollutants from In-Use Heavy-Duty Diesel-Fueled Drayage Trucks” (commonly referred to as the “Drayage Truck Regulation”). The EPA thereafter received express authorization to enforce California’s SIP, including the Truck and Bus Regulation and the Drayage Truck Regulation. No assurances can be given with respect to the extent BCO Independent Contractors will choose to become CARB-compliant by purchasing a new or used CARB-compliant tractor, replacing the engine in their existing tractor with a CARB-compliant engine or performing an exhaust retrofit of their existing tractor by installing a particulate matter filter. Accordingly, many of the Company’s BCO Independent Contractors may choose not to haul loads that would require travel within California, which could affect the ability of the Company to service customer freight needs for freight originating from, delivering to or traveling through California. Furthermore, increased regulation of tractor or trailing equipment specifications, including emissions created by diesel engines, could create substantial costs for the Company’s third party capacity providers and, in turn, increase the cost of purchased transportation to the Company. An increase in the costs to purchase, lease or maintain tractor or trailing equipment or in purchased transportation cost caused by existing or new regulations without a corresponding increase in price to the customer could adversely affect Landstar, including its results of operations and financial condition.

General Risk Factors

Potential changes in taxes. From time to time, various legislative proposals are introduced to increase federal, state, or local taxes. The Company cannot predict whether, or in what form, any increase in corporate income tax rates, motor fuel tax rates or other tax rates applicable to the transportation services provided by the Company will be enacted and, if enacted, how such increased tax rates may impact the Company. As an example, for every 100 basis point increase in the U.S. corporate income tax rate the Company would recognize a one-time tax charge of approximately $1,400,000 in connection with revaluing its ending net deferred tax liabilities at December 31, 2022. With respect to potential increases in fuel and similar taxes, it is unclear whether or not the Company’s Truck Brokerage Carriers would attempt to pass the increase on to the Company or if the Company will be able to reflect this potential increased cost of capacity, if any, in prices to customers. Any such increase in fuel taxes, without a corresponding increase in price to the customer, could have a material adverse effect on Landstar, including its results of operations and financial condition. Moreover, competition from other transportation service companies including those that provide non-trucking modes of transportation would likely increase if state or federal taxes on fuel were to increase without a corresponding increase in taxes imposed upon other modes of transportation.

On August 16, 2022, the Inflation Reduction Act was signed into law by President Biden. The Inflation Reduction Act establishes a one percent excise tax on stock repurchases made by publicly traded U.S. corporations. This provision is effective for tax years beginning after December 31, 2022. The excise tax could have an adverse effect on the Company’s cash flows.

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

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Legal Proceedings”.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Common Stock of the Company is listed and traded on the NASDAQ Global Select Market under the symbol “LSTR.”

The reported last sale price per share of the Common Stock as reported on the NASDAQ Global Select Market on January 27, 2023 was $172.65 per share. As of such date, Landstar had 35,928,383 shares of Common Stock outstanding and had 131 stockholders of record of its Common Stock. However, the Company estimates that it has a significantly greater number of stockholders because a substantial number of the Company’s shares are held by brokers or dealers for their customers in street name.

Purchases of Equity Securities by the Company

The Company did not purchase any shares of its Common Stock during the period from September 25, 2022 to December 31, 2022, the Company’s fourth fiscal quarter.

On December 7, 2021, the Landstar System, Inc. Board of Directors authorized the Company to purchase up to 1,912,824 shares of the Company’s Common Stock from time to time in the open market and in privately negotiated transactions. On December 6, 2022, the Landstar System, Inc. Board of Directors authorized the Company to purchase up to 1,900,826 additional shares of the Company’s Common Stock from time to time in the open market and in privately negotiated transactions. As of December 31, 2022, the Company had authorization to purchase in the aggregate up to 3,000,000 shares of its Common Stock under these programs. No specific expiration date has been assigned to the December 7, 2021 or December 6, 2022 authorizations.

Equity Compensation Plan Information

The Company maintains a stock compensation plan for members of its Board of Directors, the 2022 Directors Stock Compensation Plan (the “2022 DSCP”), and an employee equity incentive plan, the 2011 Equity Incentive Plan (the “2011 EIP”). The following table presents information related to securities authorized for issuance under these plans at December 31, 2022:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted-average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Security Holders	1,900	$56.40	3,435,525
Equity Compensation Plans Not Approved by Security Holders	0	0	0

Under the 2011 EIP, the issuance of (i) a non-vested share of Landstar Common Stock issued in the form of restricted stock and (ii) a share of Landstar Common Stock issued upon the vesting of a previously granted restricted stock unit each counts as the issuance of two securities against the number of securities available for future issuance. Included in the number of securities remaining available for future issuance under equity compensation plans were 193,217 shares of Common Stock reserved for issuance under the 2022 DSCP.

Financial Model Shareholder Returns

The following graph illustrates the return that would have been realized, assuming reinvestment of dividends, by an investor who invested $100 in each of the Company’s Common Stock, the Standard and Poor’s 500 Stock Index and the Dow Jones Transportation Stock Index for the period commencing December 30, 2017 through December 31, 2022.

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following is a “safe harbor” statement under the Private Securities Litigation Reform Act of 1995. Statements contained in this document that are not based on historical facts are “forward-looking statements.” This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Form 10-K contain forward-looking statements, such as statements which relate to Landstar’s business objectives, plans, strategies and expectations. Terms such as “anticipates,” “believes,” “estimates,” “intention,” “expects,” “plans,” “predicts,” “may,” “should,” “could,” “will,” the negative thereof and similar expressions are intended to identify forward-looking statements. Such statements are by nature subject to uncertainties and risks, including but not limited to: the impact of the Russian conflict with Ukraine on the operations of certain independent commission sales agents, including the Company’s largest such agent by revenue in the 2022 fiscal year; the impact of the coronavirus (COVID-19) pandemic; an increase in the frequency or severity of accidents or other claims; unfavorable development of existing accident claims; dependence on third party insurance companies; dependence on independent commission sales agents; dependence on third party capacity providers; decreased demand for transportation services; U.S. trade relationships; substantial industry competition; disruptions or failures in the Company’s computer systems; cyber and other information security incidents; dependence on key vendors; changes in fuel taxes; status of independent contractors; regulatory and legislative changes; regulations focused on diesel emissions and other air quality matters; intellectual property; and other operational, financial or legal risks or uncertainties detailed in this and Landstar’s other SEC filings from time to time and described in Item 1A in this Form 10-K under the heading “Risk Factors.” These risks and uncertainties could cause actual results or events to differ materially from historical results or those anticipated. Investors should not place undue reliance on such forward-looking statements and the Company undertakes no obligation to publicly update or revise any forward-looking statements.

Introduction

Landstar System, Inc. and its subsidiary, Landstar System Holdings, Inc. (collectively referred to herein with their subsidiaries and other affiliated companies as “Landstar” or the “Company”), is a worldwide, technology-enabled, asset-light provider of integrated transportation management solutions delivering safe, specialized transportation services to a broad range of customers utilizing a network of agents, third party capacity providers and employees. The Company offers services to its customers across multiple transportation modes, with the ability to arrange for individual shipments of freight to comprehensive third party logistics solutions to meet all of a customer’s transportation needs. Landstar provides services principally throughout the United States and to a lesser extent in Canada and Mexico, and between the United States and Canada, Mexico and other countries around the world. The Company’s services emphasize safety, information coordination and customer service and are delivered through a network of over 1,100 independent commission sales agents and over 108,000 third party capacity providers, primarily truck capacity providers, linked together by a series of digital technologies which are provided and coordinated by the Company. The nature of the Company’s business is such that a significant portion of its operating costs varies directly with revenue.

Landstar markets its integrated transportation management solutions primarily through independent commission sales agents and exclusively utilizes third party capacity providers to transport customers’ freight. Landstar’s independent commission sales agents enter into contractual arrangements with the Company and are responsible for locating freight, making that freight available to Landstar’s capacity providers and coordinating the transportation of the freight with customers and capacity providers. The Company’s third party capacity providers consist of independent contractors who provide truck capacity to the Company under exclusive lease arrangements (the “BCO Independent Contractors”), unrelated trucking companies who provide truck capacity to the Company under non-exclusive contractual arrangements (the “Truck Brokerage Carriers”), air cargo carriers, ocean cargo carriers and railroads. Through this network of agents and capacity providers linked together by Landstar’s ecosystem of digital technologies, Landstar operates an integrated transportation management solutions business primarily throughout North America with revenue of $7.4 billion during the most recently completed fiscal year. The Company reports the results of two operating segments: the transportation logistics segment and the insurance segment.

The transportation logistics segment provides a wide range of integrated transportation management solutions. Transportation services are provided by Landstar’s “Operating Subsidiaries”: Landstar Ranger, Inc., Landstar Inway, Inc., Landstar Ligon, Inc., Landstar Gemini, Inc., Landstar Transportation Logistics, Inc., Landstar Global Logistics, Inc., Landstar Express America, Inc., Landstar Canada, Inc., Landstar Metro, S.A.P.I. de C.V., and as further described below, Landstar Blue, LLC. Transportation services offered by the Company include truckload, less-than-truckload and other truck transportation, rail intermodal, air cargo, ocean cargo, expedited ground and air delivery of time-critical freight, heavy-haul/specialized, U.S.-Canada and U.S.-Mexico cross-border, intra-Mexico, intra-Canada, project cargo and customs brokerage. Examples of the industries serviced by the transportation logistics segment include automotive parts and assemblies, consumer durables, building products, metals, chemicals, foodstuffs, heavy machinery, retail, electronics and military equipment. In addition, the transportation logistics segment provides transportation services to other transportation companies, including third party logistics and less-than-truckload service providers. The independent commission sales agents market services provided by the transportation logistics segment. Billings for freight transportation services are typically charged to customers on a per shipment basis for the physical transportation of freight and are referred to as transportation revenue. During fiscal year 2022, revenue generated by BCO Independent Contractors, Truck Brokerage Carriers and railroads represented approximately 35%, 54% and 2%, respectively, of the Company’s consolidated revenue. Collectively, revenue generated by air and ocean cargo carriers represented approximately 8% of the Company’s consolidated revenue during fiscal year 2022.

On May 6, 2020, the Company formed a new subsidiary that was subsequently renamed Landstar Blue, LLC (“Landstar Blue”). Landstar Blue arranges truckload brokerage services with a focus on the contract services market. Landstar Blue also helps the Company to develop and test digital technologies and processes for the benefit of all Landstar independent commission sales agents. On June 15, 2020, Landstar Blue completed the acquisition of an independent agent of the Company whose business focused on truckload brokerage services. The results of operations from Landstar Blue are presented as part of the Company’s transportation logistics segment. Revenue from Landstar Blue represented approximately 1% of the Company’s transportation logistics segment revenue during fiscal year 2022.

The insurance segment is comprised of Signature Insurance Company (“Signature”), a wholly owned offshore insurance subsidiary, and Risk Management Claim Services, Inc. The insurance segment provides risk and claims management services to certain of Landstar’s Operating Subsidiaries. In addition, it reinsures certain risks of the Company’s BCO Independent Contractors and provides certain property and casualty insurance directly to certain of Landstar’s Operating Subsidiaries. Revenue at the insurance segment represents reinsurance premiums from third party insurance companies that provide insurance programs to BCO Independent Contractors where all or a portion of the risk is ultimately borne by Signature. Revenue at the insurance segment represented approximately 1% of the Company’s consolidated revenue for fiscal year 2022.

Changes in Financial Condition and Results of Operations

Management believes the Company’s success principally depends on its ability to generate freight through its network of independent commission sales agents and to deliver freight safely and efficiently utilizing third party capacity providers. Management believes the most significant factors to the Company’s success include increasing revenue, sourcing capacity, empowering its network through technology-based tools and controlling costs, including insurance and claims.

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

	Fiscal Years
	2022	2021	2020
Number of Million Dollar Agents	625	593	508

Average revenue generated per Million Dollar Agent	$11,499,000	$10,371,000	$7,489,000

Percent of consolidated revenue generated by Million Dollar Agents	97%	94%	92%

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

In fiscal year 2022, the change in the number of Million Dollar Agents was attributable to new agents and existing agents who were not formerly Million Dollar Agents. Included among the Company’s Million Dollar Agents in the 2022 fiscal year, the Company had 133 independent sales agencies that generated at least $10 million in Landstar revenue. In fiscal year 2021, the change in the number of Million Dollar Agents was attributable to growth in existing agents who were former Million Dollar Agents whose businesses were temporarily impacted in fiscal year 2020 by the COVID-19 pandemic as well as new agents and existing agents who were not formerly Million Dollar Agents. Included among the Company’s Million Dollar Agents in the 2021 fiscal year, the Company had 115 independent sales agencies that generated at least $10 million in Landstar revenue.

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

	Fiscal Years
	2022	2021	2020
Revenue generated through (in thousands):
Truck transportation
Truckload:
Van equipment	$3,892,085	$3,525,830	$2,192,254
Unsided/platform equipment	1,760,357	1,549,037	1,119,272
Less-than-truckload	142,438	117,505	97,546
Other truck transportation (1)	835,959	770,846	406,709

Total truck transportation	6,630,839	5,963,218	3,815,781
Rail intermodal	145,017	159,974	114,313
Ocean and air cargo carriers	558,986	327,160	132,180
Other (2)	101,720	87,216	70,707

	$7,436,562	$6,537,568	$4,132,981

Revenue on loads hauled via BCO Independent Contractors included in total truck transportation	$2,636,036	$2,612,188	$1,866,526

Number of loads:
Truck transportation
Truckload:
Van equipment	1,496,247	1,422,734	1,141,261
Unsided/platform equipment	558,530	521,891	458,550
Less-than-truckload	191,233	183,975	163,024
Other truck transportation (1)	320,790	300,710	206,305

Total truck transportation	2,566,800	2,429,310	1,969,140
Rail intermodal	40,710	52,310	46,280
Ocean and air cargo carriers	41,850	41,450	31,900

	2,649,360	2,523,070	2,047,320

Loads hauled via BCO Independent Contractors included in total truck transportation	1,027,480	1,039,630	945,210

Revenue per load:
Truck transportation
Truckload:
Van equipment	$2,601	$2,478	$1,921
Unsided/platform equipment	3,152	2,968	2,441
Less-than-truckload	745	639	598
Other truck transportation (1)	2,606	2,563	1,971
Total truck transportation	2,583	2,455	1,938
Rail intermodal	3,562	3,058	2,470
Ocean and air cargo carriers	13,357	7,893	4,144

Revenue per load on loads hauled via BCO Independent Contractors	$2,566	$2,513	$1,975

Revenue by capacity type (as a % of total revenue):
Truck capacity providers:
BCO Independent Contractors	35%	40%	45%
Truck Brokerage Carriers	54%	51%	47%
Rail intermodal	2%	2%	3%
Ocean and air cargo carriers	8%	5%	3%
Other	1%	1%	2%

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

Expenses

Purchased transportation

Also critical to the Company’s success is its ability to secure capacity, particularly truck capacity, at rates that allow the Company to profitably transport customers’ freight. The following table summarizes the number of available truck capacity providers as of the end of the three most recent fiscal years:

	Dec. 31, 2022	Dec. 25, 2021	Dec. 26, 2020
BCO Independent Contractors	10,393	11,057	10,242
Truck Brokerage Carriers:
Approved and active (1)	66,745	64,476	46,053
Other approved	30,999	25,870	22,972

	97,744	90,346	69,025

Total available truck capacity providers	108,137	101,403	79,267

Trucks provided by BCO Independent Contractors	11,281	11,864	10,991

(1)	Active refers to Truck Brokerage Carriers who moved at least one load in the 180 days immediately preceding the fiscal year end.

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

The Company also maintains third party insurance arrangements providing excess coverage for commercial trucking liabilities in excess of $10 million. These third party arrangements provide coverage on a per occurrence or aggregated basis. In recent years, there has been a significant increase in the occurrence of trials in courts throughout the United States involving catastrophic injury and fatality claims against commercial motor carriers that have resulted in verdicts in excess of $10 million. Within the transportation logistics industry, these verdicts are often referred to as “Nuclear Verdicts.” The increase in Nuclear Verdicts has had a significant impact on the cost of commercial auto liability claims throughout the United States. Due to the increasing cost of commercial auto liability claims, the availability of excess coverage has significantly decreased, and the pricing associated with such excess coverage, to the extent available, has significantly increased. Over the most recent three-year period, with respect to the annual policy year ending April 30, 2023, as compared to the annual policy year ended April 30, 2020, the Company experienced an increase of approximately $20 million, or over 360%, in the premiums charged by third party insurance companies to the Company for excess coverage for commercial trucking liabilities in excess of $10 million.

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

Selling, general and administrative

During the 2022 fiscal year, employee compensation and benefits accounted for approximately 67% of the Company’s selling, general and administrative costs. Employee compensation and benefits include wages and employee benefit costs as well as incentive compensation and stock-based compensation expense. Incentive compensation and stock-based compensation expense is highly variable in nature in comparison to wages and employee benefit costs.

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

The reconciliations of gross profit to variable contribution and gross profit margin to variable contribution margin are each presented below:

	Fiscal Year
	2022	2021	2020
Revenue	$7,436,562	$6,537,568	$4,132,981
Costs of revenue:
Purchased transportation	5,804,017	5,114,667	3,192,850
Commissions to agents	614,865	507,209	340,780

Variable costs of revenue	6,418,882	5,621,876	3,533,630
Trailing equipment depreciation	36,653	35,204	34,892
Information technology costs	19,834	13,560	9,791
Insurance-related costs (1)	127,605	109,387	90,778
Other operating costs	45,192	36,531	30,463

Other costs of revenue	229,284	194,682	165,924

Total costs of revenue	6,648,166	5,816,558	3,699,554

Gross profit	$788,396	$721,010	$433,427

Gross profit margin	10.6%	11.0%	10.5%
Plus: other costs of revenue	229,284	194,682	165,924

Variable contribution	$1,017,680	$915,692	$599,351

Variable contribution margin	13.7%	14.0%	14.5%

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

In general, variable contribution margin on revenue generated by BCO Independent Contractors represents a fixed percentage due to the nature of the contracts that pay a fixed percentage of revenue to both the BCO Independent Contractors and independent commission sales agents. For revenue generated by Truck Brokerage Carriers, variable contribution margin may be either a fixed or variable percentage, depending on the contract with each individual independent commission sales agent. Variable contribution margin on revenue generated from shipments hauled by railroads, air cargo carriers, ocean cargo carriers and Truck Brokerage Carriers, other than those under retention contracts, is variable in nature, as the Company’s contracts with independent commission sales agents provide commissions to agents at a contractually agreed upon percentage of the amount represented by revenue less purchased transportation for these types of shipments. Approximately 40% of the Company’s consolidated revenue in fiscal year 2022 was generated under transactions that pay a fixed percentage of revenue to the third party capacity provider and/or agents while 60% was generated under transactions that pay a variable percentage of revenue to the third party capacity provider and/or agents.

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

	Fiscal Year
	2022	2021	2020
Gross profit	$788,396	$721,010	$433,427
Operating income	$571,083	$505,668	$252,950
Operating income as % of gross profit	72.4%	70.1%	58.4%
Variable contribution	$1,017,680	$915,692	$599,351
Operating income	$571,083	$505,668	$252,950
Operating income as % of variable contribution	56.1%	55.2%	42.2%

The increases in operating income as a percentage of gross profit from fiscal year 2021 to fiscal year 2022 and from fiscal year 2020 to fiscal year 2021 each resulted from operating income increasing at a more rapid percentage rate than the increase in gross profit, as the Company was able to scale our fixed cost infrastructure, primarily certain components of selling, general and administrative costs, across a larger gross profit base.

The increases in operating income as a percentage of variable contribution from fiscal year 2021 to fiscal year 2022 and fiscal year 2020 to fiscal year 2021 each resulted from operating income increasing at a more rapid percentage rate than the increase in variable contribution, as the Company was able to scale our fixed cost infrastructure, primarily certain components of selling, general and administrative costs, as well as certain components of our other costs of revenue, across a larger variable contribution base.

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

Fiscal Year Ended December 31, 2022 Compared to Fiscal Year Ended December 25, 2021

Revenue for fiscal year 2022 was $7,436,562,000, an increase of $898,994,000, or 14%, compared to fiscal year 2021. Transportation revenue increased $892,297,000, or 14%. The increase in transportation revenue was attributable to increased revenue per load of approximately 8% and an increased number of loads hauled of approximately 5% compared to fiscal year 2021. During the Company’s 2022 fiscal year, demand for the Company’s truck transportation services was at all-time high levels during the 2022 first quarter, as supply chains exhibited significant disruption. The macroeconomic environment subsequently began to slow and supply chain congestion began to ease as year-over-year revenue growth decelerated during the 2022 second and third quarters as compared to the 2021 second and third quarters before turning negative in the 2022 fourth quarter as compared to the 2021 fourth quarter. Reinsurance premiums were $78,554,000 and $71,857,000 for fiscal years 2022 and 2021, respectively. The increase in revenue from reinsurance premiums was primarily attributable to (i) an increase in the aggregate value of equipment insured by BCO Independent Contractors under a physical damage program reinsured by Signature; (ii) participation levels among BCO Independent

Contractors in certain occupational accident programs and workers’ compensation programs and (iii) an increase in the average number of trucks provided by BCO Independent Contractors in fiscal year 2022 compared to fiscal year 2021. The Company’s fiscal year ends each year on the last Saturday in December and, as such, the Company’s fiscal year 2022 included fifty-three weeks of operations whereas fiscal year 2021 included fifty-two weeks of operations.

Truck transportation revenue generated by BCO Independent Contractors and Truck Brokerage Carriers (together, the “third party truck capacity providers”) for fiscal year 2022 was $6,630,839,000, representing 89% of total revenue, an increase of $667,621,000, or 11%, compared to fiscal year 2021. The number of loads hauled by third party truck capacity providers increased approximately 6% in fiscal year 2022 compared to fiscal year 2021, and revenue per load on loads hauled by third party truck capacity providers increased approximately 5% compared to fiscal year 2021.

The increase in the number of loads hauled via truck compared to fiscal year 2021 was due to a broad-based increase in demand for the Company’s truck transportation services during fiscal year 2022. Loads hauled via van equipment increased 5%, loads hauled via unsided/platform equipment increased 7%, less-than-truckload loadings increased 4% and loads hauled via other truck transportation services increased 7% as compared to fiscal year 2021. The year-over-year growth in the number of loads hauled via truck peaked in the 2022 first quarter, decelerated throughout the second and third quarters of fiscal year 2022, and turned negative in the 2022 fourth fiscal quarter. The number of loads hauled via truck were 20%, 10% and 1% above the corresponding period of 2021 in the first, second and third fiscal quarters, respectively. The number of loads hauled via truck during the 2022 fourth fiscal quarter was 6% below the 2021 fourth fiscal quarter, despite the extra week of operations in the 2022 fourth fiscal quarter.

The increase in revenue per load on loads hauled via truck was due to a tight truck capacity environment experienced during fiscal year 2022, in particular during the first fiscal quarter of fiscal year 2022, and the impact of higher diesel fuel costs on loads hauled via Truck Brokerage Carrier, partially offset by a decreased average length of haul during fiscal year 2022. As compared to fiscal year 2021, revenue per load on loads hauled via van equipment increased 5%, on loads hauled via unsided/platform equipment increased 6%, on less-than-truckload loadings increased 17% and on loads hauled by other truck transportation services increased 2%. The year-over-year growth in revenue per load on loads hauled via truck decelerated throughout fiscal year 2022, before turning negative in the 2022 fourth fiscal quarter. Revenue per load on loads hauled via truck was 22% and 10% above prior year in the first and second fiscal quarters, respectively; essentially flat in the 2022 third quarter as compared to the 2021 third quarter, and 7% below the prior year in the 2022 fourth fiscal quarter.

Fuel surcharges billed to customers on revenue generated by BCO Independent Contractors are excluded from revenue. Fuel surcharges on Truck Brokerage Carrier revenue identified separately in billings to customers and included as a component of Truck Brokerage Carrier revenue were $211,770,000 and $107,776,000 in fiscal years 2022 and 2021, respectively. It should be noted that billings to many customers of the Company’s truck brokerage services include a single all-in rate that does not separately identify fuel surcharges on loads hauled via Truck Brokerage Carriers. Accordingly, the overall impact of changes in fuel prices on revenue and revenue per load on loads hauled via truck is likely to be greater than that indicated.

Transportation revenue generated by rail intermodal, air cargo and ocean cargo carriers (collectively, the “multimode capacity providers”) for fiscal year 2022 was $704,003,000, or 9% of total revenue, an increase of $216,869,000, or 45%, compared to fiscal year 2021. Revenue per load on revenue generated by multimode capacity providers increased approximately 64% in fiscal year 2022 compared to fiscal year 2021, while the number of loads hauled by multimode capacity providers decreased approximately 12% over the same period. Revenue per load on loads hauled by multimode capacity providers increased for all modes. Revenue per load on loads hauled via air, ocean and rail intermodal increased 118%, 56% and 16%, respectively, during fiscal year 2022 as compared to fiscal year 2021. The increase in revenue per load on loads hauled via air cargo carriers and ocean cargo carriers, in particular, was primarily related to ongoing disruptions in domestic and global supply chains and strong consumer demand. Revenue per load on revenue generated by multimode capacity providers is influenced by many factors, including revenue mix among the various modes of transportation used, length of haul, complexity of freight, density of freight lanes, fuel costs and availability of capacity. The decrease in the number of loads hauled by multimode capacity providers was due to a 22% decrease in rail loadings and a 13% decrease in air loadings, partially offset by a 7% increase in ocean loadings. The 22% decrease in rail loadings was broad-based across several agencies and customers, and the 13% decrease in air loadings was entirely attributable to decreased loadings at one specific customer. The 7% increase in ocean loadings was due to a broad-based increase in demand across many customers for the Company’s ocean services.

Purchased transportation was 78.0% and 78.2% of revenue in fiscal years 2022 and 2021, respectively. The decrease in purchased transportation as a percentage of revenue was primarily due to a decreased rate of purchased transportation on revenue generated by Truck Brokerage Carriers, partially offset by (i) an increased percentage of revenue generated by Truck Brokerage Carriers, which typically has a higher rate of purchased transportation than revenue generated by BCO Independent Contractors and (ii) an increased percentage of revenue generated by multimode capacity providers, which typically has a higher rate of purchased transportation than third party truck capacity providers. Commissions to agents were 8.3% and 7.8% of revenue in fiscal years 2022 and 2021, respectively. The increase in commissions to agents as a percentage of revenue was primarily attributable to a decreased cost of purchased transportation as a percentage of revenue on revenue generated by Truck Brokerage Carriers during fiscal year 2022.

Investment income was $3,162,000 and $2,857,000 in fiscal years 2022 and 2021, respectively. The increase in investment income was primarily attributable to higher average rates of return on investments during fiscal year 2022, partially offset by a lower average investment balance held by the insurance segment during fiscal year 2022.

Other operating costs increased $8,661,000 in fiscal year 2022 compared to fiscal year 2021. The increase in other operating costs compared to the prior year was primarily due to (i) increased trailing equipment maintenance costs as a result of (x) increased labor and parts costs charged by the Company’s network of third party trailer maintenance facilities; and (y) an increased average trailer fleet size during fiscal year 2022 and (ii) an increased provision for contractor bad debt, partially offset by increased gains on sales of operating property.

Insurance and claims increased $20,372,000 in fiscal year 2022 compared to fiscal year 2021. The increase in insurance and claims expense compared to the prior year was primarily due to increased severity of current year trucking claims during fiscal year 2022, increased insurance premiums, primarily for commercial auto and excess liability coverage, and increased net unfavorable development of prior years’ claims in the 2022 fiscal year. During fiscal years 2022 and 2021, insurance and claims costs included $11,331,000 and $9,708,000 of net unfavorable adjustments to prior years’ claims estimates, respectively.

Selling, general and administrative costs were essentially the same in fiscal year 2022 as compared to fiscal year 2021. In the 2022 fiscal year as compared to the 2021 fiscal year, the Company experienced increased wages, an increased provision for customer bad debt, increased travel and entertainment costs and the return of the Company’s annual agent convention held in April 2022. These increases were offset by decreased stock-based compensation expense and a decreased provision for incentive compensation. Included in selling, general and administrative costs was stock-based compensation expense of $12,399,000 and $27,537,000 for fiscal years 2022 and 2021, respectively, and incentive compensation expense of $16,507,000 and $29,361,000 for fiscal years 2022 and 2021, respectively.

Depreciation and amortization increased $7,844,000 in fiscal year 2022 compared to fiscal year 2021. The increase in depreciation and amortization expense was primarily due to increased depreciation on new and updated digital tools deployed for use by the Company’s network of agents, capacity providers and employees, and to a lesser extent, in connection with increased trailing equipment depreciation.

Interest and debt expense in fiscal year 2022 decreased $356,000 compared to fiscal year 2021. The decrease in interest and debt expense was primarily attributable to increased interest income earned on cash balances held by the transportation logistics segment, partially offset by increased average borrowings on the Company’s revolving credit facility during fiscal year 2022, as the Company had no borrowings under its revolving credit facility during the 2021 period, and increased interest expense related to finance lease obligations. The Company had no borrowings under its revolving credit facility as of the end of fiscal year 2022.

The provisions for income taxes for fiscal years 2022 and 2021 were based on estimated annual effective income tax rates of 24.5% and 24.4%, respectively, adjusted for discrete events, such as benefits resulting from stock-based awards. The actual effective income tax rate for fiscal year 2022 was 24.1%, which was higher than the statutory federal income tax rate of 21%, primarily attributable to state taxes and nondeductible executive compensation, partially offset by excess tax benefits realized on stock-based awards. The actual effective income tax rate for fiscal year 2021 was 24.0%, higher than the statutory federal income tax rate of 21% primarily due to state taxes and nondeductible executive compensation, partially offset by excess tax benefits realized on stock-based awards. The actual effective income tax rate in fiscal year 2022 of 24.1% was lower than the estimated annual effective income tax rate of 24.5%, primarily due to excess tax benefits recognized on stock-based awards in fiscal year 2022. The actual effective income tax rate in fiscal year 2021 of 24.0% was lower than the 24.4% estimated annual effective income tax rate primarily due to excess tax benefits recognized on stock-based compensation arrangements in fiscal year 2021.

Net income was $430,914,000, or $11.76 per diluted share, in fiscal year 2022. Net income was $381,524,000, or $9.98 per diluted share, in fiscal year 2021.

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

Truck transportation revenue generated by third party truck capacity providers for fiscal year 2021 was $5,963,218,000, representing 91% of total revenue, an increase of $2,147,437,000, or 56%, compared to fiscal year 2020. Revenue per load on loads hauled by third party truck capacity providers increased approximately 27% compared to fiscal year 2020, and the number of loads hauled by third party truck capacity providers increased approximately 23% over the same period.

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

Transportation revenue generated by multimode capacity providers for fiscal year 2021 was $487,134,000, or 7% of total revenue, an increase of $240,641,000, or 98%, compared to fiscal year 2020. Revenue per load on revenue generated by multimode capacity providers increased approximately 65% in fiscal year 2021 compared to fiscal year 2020, and the number of loads hauled by multimode capacity providers increased approximately 20% over the same period. Revenue per load on loads hauled by multimode capacity providers increased for all modes, primarily due to strong U.S. and global economic recoveries coupled with the impact of global supply chain disruptions which were particularly acute with respect to international ocean and air freight. Revenue per load on loads hauled via ocean, air and rail intermodal increased 86%, 54% and 24%, respectively, during fiscal year 2021 as compared to fiscal year 2020. Revenue per load on revenue generated by multimode capacity providers is influenced by many factors, including revenue mix among the various modes of transportation used, length of haul, complexity of freight, density of freight lanes, fuel costs and availability of capacity. The increase in the number of loads hauled by multimode capacity providers was due to a broad-based increase in demand across many customers for the Company’s rail, air and ocean service offerings during fiscal year 2021.

Purchased transportation was 78.2% and 77.3% of revenue in fiscal years 2021 and 2020, respectively. The increase in purchased transportation as a percentage of revenue was primarily due to an increased percentage of revenue contributed by Truck Brokerage Carriers, which typically has a higher rate of purchased transportation than revenue generated by BCO Independent Contractors, and an increased rate of purchased transportation on revenue generated by Truck Brokerage Carriers, partially offset by a decreased rate of purchased transportation paid on revenue generated by BCO Independent Contractors due to (i) an increased percentage of revenue generated by BCO Independent Contractors who use Landstar-owned trailers and (ii) the impact of COVID-19 pandemic relief incentive payments in fiscal year 2020. Under that program, for each load delivered by a BCO Independent Contractor with a confirmed delivery date from April 1, 2020 through May 30, 2020, the Company paid each of the BCO Independent Contractor who hauled the load and the independent commission sales agent who dispatched the load an extra $50. Commissions to agents were 7.8% and 8.2% of revenue in fiscal years 2021 and 2020, respectively. The decrease in commissions to agents as a percentage of revenue was primarily attributable to an increased cost of purchased transportation as a percentage of revenue on revenue generated by Truck Brokerage Carriers and a decreased commission rate paid on revenue generated by BCO Independent Contractors due to the elimination as of the end of the 2020 fiscal year of certain incentive commission arrangements formerly paid to agents relating to a discontinued BCO recruitment and retention program and the impact of the COVID-19 pandemic relief incentive payments to agents included in fiscal year 2020. The Company paid a total of $12,593,000 in COVID-19 pandemic relief incentive payments during fiscal year 2020.

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

Capital Resources and Liquidity

Working capital and the ratio of current assets to current liabilities were $561,255,000 and 1.6 to 1, respectively, at December 31, 2022, compared with $512,917,000 and 1.5 to 1, respectively, at December 25, 2021, and $402,038,000 and 1.5 to 1, respectively, at December 26, 2020. Landstar has historically operated with current ratios within the range of 1.5 to 1 to 2.0 to 1. Cash provided by operating activities was $622,659,000, $276,740,000, and $210,717,000 in fiscal years 2022, 2021 and 2020, respectively. The increase in cash flow provided by operating activities for fiscal year 2022 was primarily attributable to favorable net working capital impacts in connection with the timing of collections of receivables and payment of certain payables and increased net income. The increase in cash flow provided by operating activities for fiscal year 2021 was primarily attributable to increased net income, partially offset by the 58% increase in revenue year-over-year, which increased net receivables, defined as accounts receivable less accounts payable.

The Company declared and paid $1.10 per share, or $40,284,000 in the aggregate, in cash dividends during fiscal year 2022. During fiscal year 2022, the Company also paid $75,387,000 of dividends payable which were declared during fiscal year 2021 and included in current liabilities in the consolidated balance sheet at December 25, 2021. In addition, on December 6, 2022, the Company announced that its Board of Directors declared a special cash dividend of $2.00 per share, or $71,854,000 in the aggregate, payable on January 20, 2023 to stockholders of record of its Common Stock as of January 6, 2023. Dividends payable of $71,854,000 related to this special dividend were included in current liabilities in the consolidated balance sheet at December 31, 2022. The Company declared and paid $0.92 per share, or $35,191,000 in the aggregate, in cash dividends during fiscal year 2021 and, during such period, also paid $76,770,000 of dividends payable which were declared during fiscal year 2020 and included in current liabilities in the consolidated balance sheet at December 26, 2020. The Company declared and paid $0.79 per share, or $30,557,000 in the aggregate, in cash dividends during fiscal year 2020 and, during such period, also paid $78,947,000 of dividends payable which were declared during fiscal year 2019 and included in current liabilities in the consolidated balance sheet at December 28, 2019. Since paying its first cash dividend in August 2005, the Company has paid approximately $728,000,000 in cash dividends in the aggregate to its stockholders, inclusive of the $2.00 per share special dividend paid on January 20, 2023.

During fiscal year 2022, the Company purchased 1,900,826 shares of its Common Stock at a total cost of $285,983,000. During fiscal year 2021, the Company purchased 733,854 shares of its Common Stock at a total cost of $122,722,000. During fiscal year 2020, the Company purchased 1,178,970 shares of its Common Stock at a total cost of $115,962,000. The Company has used cash provided by operating activities to fund the purchases. Since January 1997, the Company has purchased approximately $2,200,000,000 of its Common Stock under programs authorized by the Board of Directors of the Company in open market and private block transactions. As of December 31, 2022, the Company may purchase in the aggregate up to 3,000,000 shares of its Common Stock under its authorized stock purchase programs. Long-term debt, including current maturities, was $103,400,000 at December 31, 2022, compared to $111,804,000 at December 25, 2021 and $100,774,000 at December 26, 2020.

Shareholders’ equity was $887,221,000, or 90% of total capitalization (defined as long-term debt including current maturities plus equity), at December 31, 2022, compared to $862,010,000, or 89% of total capitalization at December 25, 2021 and $691,835,000, or 87% of total capitalization at December 26, 2020. The increase in shareholders’ equity was primarily the result of net income, almost entirely offset by purchases of shares of the Company’s Common Stock and dividends declared by the Company in fiscal year 2022. The increase in shareholders’ equity in fiscal year 2021 was primarily the result of net income, partially offset by purchases of shares of the Company’s Common Stock and dividends declared by the Company in fiscal year 2021.

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

At December 31, 2022, the Company had no borrowings outstanding and $33,493,000 of letters of credit outstanding under the Credit Agreement. At December 31, 2022, there was $266,507,000 available for future borrowings under the Credit Agreement. In addition, the Company has $76,567,000 in letters of credit outstanding as collateral for insurance claims that are secured by investments totaling $85,074,000 at December 31, 2022. Investments, all of which are carried at fair value, include primarily investment-grade bonds and asset-backed securities having maturities of up to five years. Fair value of investments is based primarily on quoted market prices. See “Notes to Consolidated Financial Statements” included herein for further discussion on measurement of fair value of investments.

Historically, the Company has generated sufficient operating cash flow to meet its debt service requirements, fund continued growth, both organic and through acquisitions, complete or execute share purchases of its Common Stock under authorized share purchase programs, pay dividends and meet working capital needs. As an asset-light provider of integrated transportation management solutions, the Company’s annual capital requirements for operating property are generally for trailing equipment and information technology hardware and software. In addition, a significant portion of the trailing equipment used by the Company is provided by third party capacity providers, thereby reducing the Company’s capital requirements. During fiscal years 2022, 2021 and 2020, the Company acquired $30,659,000, $48,674,000 and $31,633,000, respectively, of trailing equipment by entering into finance leases. During fiscal years 2022, 2021 and 2020, the Company also purchased $26,005,000, $23,261,000 and $30,626,000, respectively, of operating property. Included in the $23,261,000 of purchases of operating property during the 2021 fiscal year was $500,000 for which the Company accrued a corresponding liability in accounts payable as of December 26, 2020. Landstar anticipates acquiring either by purchase or lease financing approximately $78,000,000 in new trailing equipment, primarily to replace older trailing equipment in fiscal year 2023. Landstar anticipates spending approximately $19,000,000 on information technology hardware and software in fiscal year 2023, $14,000,000 of which relates to either building or buying software applications that enhance or add to the Company’s technology ecosystem. In addition, Landstar anticipates spending approximately $13,000,000 on buildings and improvements.

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

Critical Accounting Estimates

Landstar provides for the estimated costs of self-insured claims primarily on an actuarial basis. The amount recorded for the estimated liability for claims incurred is based upon the facts and circumstances known on the applicable balance sheet date. The ultimate resolution of these claims may be for an amount greater or less than the amount estimated by management. The Company continually revises its existing claim estimates as new or revised information becomes available on the status of each claim. Historically, the Company has experienced both favorable and unfavorable development of prior years’ claims estimates. During fiscal years 2022, 2021 and 2020, insurance and claims costs included $11,331,000, $9,708,000 and $9,196,000 of net unfavorable adjustments to prior years’ claims estimates, respectively. The unfavorable development of prior years’ claims in the 2022 fiscal year was attributable to several specific claims. The unfavorable development of prior years’ claims in the 2021 fiscal year was primarily attributable to five claims. The unfavorable development of prior year’s claims in the 2020 fiscal year was attributable to several specific claims as well as to actuarially determined adjustments to prior year commercial trucking loss estimates. It is reasonably likely that the ultimate outcome of settling all outstanding claims will be more or less than the estimated claims liability at December 31, 2022.

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

The revolving credit loans under the Credit Agreement as of December 31, 2022, at the option of Landstar, bear interest at (i) a forward-looking term rate based on the secured overnight financing rate plus 0.10% and an applicable margin ranging from 1.25% to 2.00%, or (ii) an alternate base rate plus an applicable margin ranging from 0.25% to 1.00%, in each case with the applicable margin determined based upon the Company’s Leverage Ratio, as defined in the Credit Agreement, at the end of the most recent applicable fiscal quarter for which financial statements have been delivered. The revolving credit facility bears a commitment fee, payable in arrears, of 0.20% to 0.30%, based on the Company’s Leverage Ratio at the end of the most recent applicable fiscal quarter for which financial statements have been delivered. As of both December 31, 2022 and December 25, 2021 and during the entire fourth quarter of 2022 and all of fiscal year 2021, the Company had no borrowings outstanding under the Credit Agreement.

Long-term investments, all of which are available-for-sale and are carried at fair value, include primarily investment-grade bonds and asset-backed securities having maturities of up to five years. Assuming that the long-term portion of investments remains at $104,575,000, the balance at December 31, 2022, a hypothetical increase or decrease in interest rates of 100 basis points would not have a material impact on future earnings on an annualized basis. Short-term investments consist of short-term investment-grade instruments and the current maturities of investment-grade corporate bonds and asset-backed securities. Accordingly, any future interest rate risk on these short-term investments would not be material to the Company’s operating results.

Assets and liabilities of the Company’s Canadian and Mexican operations are translated from their functional currency to U.S. dollars using exchange rates in effect at the balance sheet date and revenue and expense accounts are translated at average monthly exchange rates during the period. Adjustments resulting from the translation process are included in accumulated other comprehensive income. Transactional gains and losses arising from receivable and payable balances, including intercompany balances, in the normal course of business that are denominated in a currency other than the functional currency of the operation are recorded in the statements of income when they occur. The assets held at the Company’s Canadian and Mexican subsidiaries at December 31, 2022 were collectively, as translated to U.S. dollars, approximately 4% of total consolidated assets. Accordingly, translation gains or losses of 35% or less related to the Canadian and Mexican operations would not be material.

Item 8.

Financial Statements and Supplementary Data
LANDSTAR SYSTEM, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	Dec. 31, 2022	Dec. 25, 2021
ASSETS
Current Assets
Cash and cash equivalents	$339,581	$215,522
Short-term investments	53,955	35,778
Trade accounts receivable, less allowance of $12,121 and $7,074	967,793	1,154,314
Other receivables, including advances to independent contractors, less allowance of $10,579 and $8,125	56,235	101,124
Other current assets	21,826	16,162

Total current assets	1,439,390	1,522,900

Operating property, less accumulated depreciation and amortization of $393,274 and $344,099	314,990	317,386
Goodwill	41,220	40,768
Other assets	136,279	164,411

Total assets	$1,931,879	$2,045,465

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Cash overdraft	$92,953	$116,478
Accounts payable	527,372	604,130
Current maturities of long-term debt	36,175	36,561
Insurance claims	50,836	46,896
Dividends payable	71,854	75,387
Other current liabilities	98,945	130,531

Total current liabilities	878,135	1,009,983

Long-term debt, excluding current maturities	67,225	75,243
Insurance claims	58,268	49,509
Deferred income taxes and other noncurrent liabilities	41,030	48,720
Shareholders’ Equity
Common stock, $0.01 par value, authorized 160,000,000 shares, issued 68,382,310 and 68,232,975 shares	684	682
Additional paid-in capital	258,487	255,148
Retained earnings	2,635,960	2,317,184
Cost of 32,455,300 and 30,539,235 shares of common stock in treasury	(1,992,886)	(1,705,601)
Accumulated other comprehensive loss	(15,024)	(5,403)

Total shareholders’ equity	887,221	862,010

Total liabilities and shareholders’ equity	$1,931,879	$2,045,465

See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share amounts)

	Fiscal Years Ended
	December 31, 2022	December 25, 2021	December 26, 2020
Revenue	$7,436,562	$6,537,568	$4,132,981
Investment income	3,162	2,857	3,399
Costs and expenses:
Purchased transportation	5,804,017	5,114,667	3,192,850
Commissions to agents	614,865	507,209	340,780
Other operating costs, net of gains on asset sales/dispositions	45,192	36,531	30,463
Insurance and claims	125,835	105,463	87,773
Selling, general and administrative	221,279	221,278	167,633
Depreciation and amortization	57,453	49,609	45,855
Impairment of intangible and other assets	—	—	2,582
Commission program termination costs	—	—	15,494

Total costs and expenses	6,868,641	6,034,757	3,883,430

Operating income	571,083	505,668	252,950
Interest and debt expense	3,620	3,976	3,953

Income before income taxes	567,463	501,692	248,997
Income taxes	136,549	120,168	56,891

Net income	$430,914	$381,524	$192,106

Diluted earnings per share	$11.76	$9.98	$4.98

Average diluted shares outstanding	36,633,000	38,235,000	38,602,000

Dividends per common share	$3.10	$2.92	$2.79

See accompanying notes to consolidated financial statements.

4
0

LANDSTAR SYSTEM, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)

	Fiscal Years Ended
	Dec. 31, 2022	Dec. 25, 2021	Dec. 26, 2020
Net income	$430,914	$381,524	$192,106
Other comprehensive (loss) income:
Unrealized holding (losses) gains on available-for-sale investments, net of tax (benefit) expense of ($2,345), ($739) and $463	(8,562)	(2,695)	1,688
Foreign currency translation losses	(1,059)	(709)	(1,475)

Other comprehensive (loss) income	(9,621)	(3,404)	213

Comprehensive income	$421,293	$378,120	$192,319

See accompanying notes to consolidated financial statements.

4
1

LANDSTAR SYSTEM, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Fiscal Years Ended
	Dec. 31, 2022	Dec. 25, 2021	Dec. 26, 2020
OPERATING ACTIVITIES
Net income	$430,914	$381,524	$192,106
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	57,453	49,609	45,855
Non-cash interest charges	355	447	334
Provisions for losses on trade and other accounts receivable	12,220	5,722	9,415
Gains on sales/disposals of operating property	(2,944)	(1,830)	(2,576)
Impairment of intangible and other assets	—	—	2,582
Deferred income taxes, net	(5,360)	(3,790)	1,130
Stock-based compensation	12,399	27,537	4,639
Changes in operating assets and liabilities:
Decrease (increase) in trade and other accounts receivable	219,190	(362,234)	(285,169)
(Increase) decrease in other assets	(5,938)	4,444	(4,719)
(Decrease) increase in accounts payable	(76,758)	224,125	108,090
(Decrease) increase in other liabilities	(31,571)	43,422	28,496
Increase (decrease) in insurance claims	12,699	(92,236)	110,534

NET CASH PROVIDED BY OPERATING ACTIVITIES	622,659	276,740	210,717

INVESTING ACTIVITIES
Net change in other short-term investments	—	—	131
Sales and maturities of investments	41,198	31,938	22,632
Purchases of investments	(40,202)	(84,992)	(25,550)
Purchases of operating property	(26,005)	(23,261)	(30,626)
Proceeds from sales of operating property	5,236	2,971	7,760
Consideration paid for acquisition	—	—	(2,766)
Purchase of non-marketable securities	(4,999)	—	—

NET CASH USED BY INVESTING ACTIVITIES	(24,772)	(73,344)	(28,419)

FINANCING ACTIVITIES
(Decrease) increase in cash overdraft	(23,525)	41,730	20,870
Dividends paid	(115,671)	(111,961)	(109,504)
Payment for debt issue costs	(1,080)	—	(1,132)
Proceeds from exercises of stock options	68	160	725
Taxes paid in lieu of shares issued related to stock-based compensation plans	(10,428)	(2,342)	(3,326)
Purchases of common stock	(285,983)	(122,722)	(115,962)
Principal payments on finance lease obligations	(39,063)	(37,644)	(43,703)
Payment of deferred consideration	—	(168)	—

NET CASH USED BY FINANCING ACTIVITIES	(475,682)	(232,947)	(252,032)

Effect of exchange rate changes on cash and cash equivalents	(2,195)	(232)	(427)

Increase (decrease) in cash, cash equivalents and restricted cash	120,010	(29,783)	(70,161)
Cash, cash equivalents and restricted cash at beginning of period	219,571	249,354	319,515

Cash, cash equivalents and restricted cash at end of period	$339,581	$219,571	$249,354

See accompanying notes to consolidated financial statements.

4
2

LANDSTAR SYSTEM, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Fiscal Years Ended December 31, 2022,
December 25, 2021 and December 26, 2020
(In thousands, except share and per share amounts)

	Common Stock		Additional Paid-In	Retained	Treasury Stock at Cost		Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	(Loss) Income	Total

Balance December 28, 2019	68,083,419	$681	$226,123	$1,962,161	28,609,926	$(1,465,284)	$(2,212)	$721,469
Adoption of accounting standards (Note 17)				(702)				(702)
Net income				192,106				192,106
Dividends ($2.79 per share)				(107,327)				(107,327)
Purchases of common stock					1,178,970	(115,962)		(115,962)
Issuance of stock related to stock-based compensation plans	100,283	1	(1,887)		8,743	(715)		(2,601)
Stock-based compensation			4,639					4,639
Other comprehensive income							213	213

Balance December 26, 2020	68,183,702	$682	$228,875	$2,046,238	29,797,639	$(1,581,961)	$(1,999)	$691,835
Net income				381,524				381,524
Dividends ($2.92 per share)				(110,578)				(110,578)
Purchases of common stock					733,854	(122,722)		(122,722)
Issuance of stock related to stock-based compensation plans	49,273	—	(1,264)		7,742	(918)		(2,182)
Stock-based compensation			27,537					27,537
Other comprehensive loss							(3,404)	(3,404)

Balance December 25, 2021	68,232,975	$682	$255,148	$2,317,184	30,539,235	$(1,705,601)	$(5,403)	$862,010
Net income				430,914				430,914
Dividends ($3.10 per share)				(112,138)				(112,138)
Purchases of common stock					1,900,826	(285,983)		(285,983)
Issuance of stock related to stock-based compensation plans	149,335	2	(9,060)		15,239	(1,302)		(10,360)
Stock-based compensation			12,399					12,399
Other comprehensive loss							(9,621)	(9,621)

Balance December 31, 2022	68,382,310	$684	$258,487	$2,635,960	32,455,300	$(1,992,886)	$(15,024)	$887,221
See accompanying notes to consolidated financial statements.

4
3

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

4
4

Revenue from Contracts with Customers – Disaggregation of Revenue
The following table summarizes (i) the percentage of consolidated revenue generated by mode of transportation and (ii) the total amount of truck transportation revenue hauled by BCO Independent Contractors and Truck Brokerage Carriers generated by equipment type during the fiscal years ended December 31, 2022, December 25, 2021 and December 26, 2020 (dollars in thousands):

	Fiscal Years Ended
Mode	December 31, 2022	December 25, 2021	December 26, 2020
Truck – BCO Independent Contractors	35%	40%	45%
Truck – Truck Brokerage Carriers	54%	51%	47%
Rail intermodal	2%	2%	3%
Ocean and air cargo carriers	8%	5%	3%
Truck Equipment Type
Van equipment	$3,892,085	$3,525,830	$2,192,254
Unsided/platform equipment	$1,760,357	$1,549,037	$1,119,272
Less-than-truckload	$142,438	$117,505	$97,546
Other truck transportation (1)	$835,959	$770,846	$406,709

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

4
5

Tires
Tires purchased as part of trailing equipment are capitalized as part of the cost of the equipment. Replacement tires are charged to expense when placed in service.
Cash, Cash Equivalents and Restricted Cash
Included in cash and cash equivalents are all investments, except those provided for collateral, with an original maturity of 3 months or less. At December 25, 2021, the Company had $4,049,000 of restricted cash held by the Company’s insurance segment included in the short-term investments balance of $35,778,000, providing collateral, along with certain other investments, for the letters of credit issued to guarantee payment of insurance claims.
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
Trade and Other Receivables
The allowance for doubtful accounts for both trade and other receivables represents management’s estimate of the amount of outstanding receivables that will not be collected. Estimates are used to determine the allowance for doubtful accounts for both trade and other receivables and are generally based on specific identification, historical collection results, current economic trends and changes in payment trends. Following is a summary of the activity in the allowance for doubtful accounts for fiscal years ending December 31, 2022, December 25, 2021 and December 26, 2020 (in thousands):

	Balance at Beginning of Period	Charged to Costs and Expenses	Write-offs, Net of Recoveries	Balance at End of Period
For the Fiscal Year Ended December 31, 2022
Trade receivables	$7,074	$7,354	$(2,307)	$12,121
Other receivables	9,511	4,863	(2,629)	11,745
Other non-current receivables	200	3	—	203

	$16,785	$12,220	$(4,936)	$24,069

For the Fiscal Year Ended December 25, 2021
Trade receivables	$8,670	$1,735	$(3,331)	$7,074
Other receivables	8,399	4,050	(2,938)	9,511
Other non-current receivables	264	(63)	(1)	200

	$17,333	$5,722	$(6,270)	$16,785

For the Fiscal Year Ended December 26, 2020
Trade receivables	$7,284	$6,121	$(4,735)	$8,670
Other receivables	8,806	3,291	(3,698)	8,399
Other non-current receivables	260	3	1	264

	$16,350	$9,415	$(8,432)	$17,333

Operating Property
Operating property is recorded at cost. Depreciation is provided on a straight-line basis over the estimated
useful lives of the related assets. Buildings and improvements are being depreciated over 30 years. Trailing equipment is being depreciated over 7 to 10 years. Information technology hardware and software is generally being depreciated over 3 to 7 years.

4
6

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
Testing Goodwill for Impairment
. ASU
2011-08
permits an initial assessment, commonly referred to as “step zero”, of qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount and also provides a basis for determining whether it is necessary to perform the quantitative analysis required by ASC Topic 350. In the fourth fiscal quarter of 2022, the Company performed the qualitative assessment of goodwill and determined it was more likely than not that the fair value of each of its reporting units would be greater than its carrying amount. Therefore, the Company determined it was not necessary to perform the quantitative goodwill impairment test. Furthermore, there has been no historical impairment of the Company’s goodwill.
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
Earnings Per Share
Earnings per common share are based on the weighted average number of shares outstanding, including outstanding non-vested
restricted stock and outstanding Deferred Stock Units. Diluted earnings per share are based on the weighted average number of common shares and Deferred Stock Units outstanding plus the incremental shares that would have been outstanding upon the assumed exercise of all dilutive stock options. During the fiscal years ended December 31, 2022, December 25, 2021 and December 26, 2020, in reference to the determination of diluted earnings per share, the future compensation cost attributable to outstanding shares of non-vested
restricted stock exceeded the impact of incremental shares that would have been outstanding upon the assumed exercise of all dilutive stock options.
For the fiscal years ended December 31, 2022, December 25, 2021 and December 26, 2020, no options outstanding to purchase shares of Common Stock were antidilutive. Outstanding RSUs were excluded from the calculation of diluted earnings per share for all periods because the performance metric requirements or market condition for vesting had not been satisfied.

4
7

Dividends Payable
On December 6, 2022, the Company announced that its Board of Directors declared a special cash dividend of $2.00 per share payable on
January 20, 2023 to stockholders of record of its Common Stock as of January 6, 2023. Dividends payable of $71,854,000 related to this special dividend were included in current liabilities in the consolidated balance sheet at December 31, 2022.
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
(2) Acquired Business
On May 6, 2020, the Company formed a new subsidiary that was subsequently renamed Landstar Blue, LLC (“Landstar Blue”). Landstar Blue arranges truckload brokerage services with a focus on the contract services market. Landstar Blue also helps the Company to develop and test digital technologies and processes for the benefit of all Landstar independent commission sales agents. On June 15, 2020, Landstar Blue completed the acquisition of an independent agent of the Company whose business focused on truckload brokerage services. Cash consideration paid for the acquisition was approximately $2,766,000. In addition, the Company assumed approximately $200,000 in liabilities consisting of additional contingent purchase price, of which $168,000 was remitted during the Company’s 2021 second fiscal quarter. The resulting goodwill arising from the acquisition was approximately $2,871,000. With respect to this goodwill, 100% is expected to be deductible by the Company for U.S. income tax purposes. Pro forma financial information for prior periods is not presented as the Company does not believe the acquisition to be material to the Company’s consolidated results. The results of operations for Landstar Blue are presented as part of the Company’s transportation logistics segment. Transaction costs for the acquisition were insignificant.
(3) Other Comprehensive Income
The following table presents the components of and changes in accumulated other comprehensive income (loss), net of related income taxes, as of and for the fiscal years ended December 31, 2022, December 25, 2021 and December 26, 2020 (in thousands):

	Unrealized Holding Gains (Losses) on Available-for-Sale Securities	Foreign Currency Translation	Total
Balance as of December 28, 2019	$1,120	$(3,332)	$(2,212)
Other comprehensive income (loss)	1,688	(1,475)	213

Balance as of December 26, 2020	2,808	(4,807)	(1,999)
Other comprehensive loss	(2,695)	(709)	(3,404)

Balance as of December 25, 2021	113	$(5,516)	$(5,403)
Other comprehensive loss	(8,562)	(1,059)	(9,621)

Balance as of December 31, 2022	$(8,449)	$(6,575)	$(15,024)

Amounts reclassified from accumulated other comprehensive income to investment income due to the realization of previously unrealized gains and losses in the accompanying consolidated statements of income were not significant for the fiscal years ended December 31, 2022, December 25, 2021 and December 26, 2020.

4
8

(4) Investments
Investments include primarily investment-grade corporate bonds and asset-backed securities having maturities of up to five years (the “bond portfolio”) and money market investments. Investments in the bond portfolio are reported as available-for-sale
and are carried at fair value. Investments maturing less than one year from the balance sheet date are included in short-term investments and investments maturing more than one year from the balance sheet date are included in other assets in the consolidated balance sheets. Management performs an analysis of the nature of the unrealized losses on available-for-sale
investments to determine whether an allowance for credit loss is necessary. Unrealized losses, representing the excess of the purchase price of an investment over its fair value as of the end of a period, considered to be a result of credit-related factors, are to be included as a charge in the statement of income, while unrealized losses considered to be a result of non-credit-related
factors are to be included as a component of shareholders’ equity. Investments whose values are based on quoted market prices in active markets are classified within Level 1. Investments that trade in markets that are not considered to be active, but are valued based on quoted market prices, are classified within Level 2. As Level 2 investments include positions that are not traded in active markets, valuations may be adjusted to reflect illiquidity and/or non-transferability,
which are generally based on available market information. Any transfers between levels are recognized as of the beginning of any reporting period. Fair value of the bond portfolio was determined using Level 1 inputs related to U.S. Treasury obligations and money market investments and Level 2 inputs related to investment-grade corporate bonds, asset-backed securities and direct obligations of government agencies. Unrealized losses, net of unrealized gains, on the investments in the bond portfolio were $10,763,000 at December 31, 2022, while unrealized gains, net of unrealized losses, on the investments in the bond portfolio were $144,000 at December 25, 2021.
The amortized cost and fair values of
available-for-sale
investments are as follows at December 31, 2022 and December 25, 2021 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2022
Money market investments	$21,910	$—	$—	$21,910
Asset-backed securities	18,905	—	2,889	16,016
Corporate bonds and direct obligations of government agencies	126,134	1	7,775	118,360
U.S. Treasury obligations	2,344	—	100	2,244

Total	$169,293	$1	$10,764	$158,530

December 25, 2021
Money market investments	$8,750	$—	$—	$8,750
Asset-backed securities	22,441	—	346	22,095
Corporate bonds and direct obligations of government agencies	137,916	1,406	966	138,356
U.S. Treasury obligations	2,342	50	—	2,392

Total	$171,449	$1,456	$1,312	$171,593

For those
available-for-sale
investments with unrealized losses at December 31, 2022 and December 25, 2021, the following table summarizes the duration of the unrealized loss (in thousands):

	Less than 12 months		12 months or longer			Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
December 31, 2022
Asset-backed securities	$—	$—	$16,016	$2,889	$16,016	$2,889
Corporate bonds and direct obligations of government agencies	54,031	1,516	62,390	6,259	116,421	7,775
U.S. Treasury obligations	2,244	100	—	—	2,244	100

Total	$56,275	$1,616	$78,406	$9,148	$134,681	$10,764

December 25, 2021
Asset-backed securities	$22,095	$346	$—	$—	$22,095	$346
Corporate bonds and direct obligations of government agencies	72,526	966	—	—	72,526	966

Total	$94,621	$1,312	$—	$—	$94,621	$1,312

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
Short-term investments include $53,955,000 in current maturities of investments held by the Company’s insurance segment at December 31, 2022. The non-current
portion of the bond portfolio of $104,575,000 is included in other assets. The short-term investments, together with $31,119,000 of non-current
investments, provide collateral for the $76,567,000 of letters of credit issued to guarantee payment of insurance claims.
Investment income represents the earnings on the insurance segment’s assets. Investment income earned from the assets of the insurance segment are included as a component of operating income as the investment of these assets is critical to providing collateral, liquidity and earnings with respect to the operation of the Company’s insurance programs.
(5) Income Taxes
The provisions for income taxes consisted of the following (in thousands):

	Fiscal Years
	2022	2021	2020
Current:
Federal	$116,642	$104,640	$47,955
State	23,309	18,462	7,249
Foreign	1,958	856	557

Total current	$141,909	$123,958	$55,761

Deferred:
Federal	$(3,945)	$(3,278)	$1,523
State	(1,415)	(512)	(393)

Total deferred	$(5,360)	$(3,790)	$1,130

Income taxes	$136,549	$120,168	$56,891

5
0

Temporary differences and carryforwards which gave rise to deferred tax assets and liabilities consisted of the following (in thousands):

	Dec. 31, 2022	Dec. 25, 2021
Deferred tax assets:
Receivable valuations	$5,838	$4,112
Share-based payments	5,021	7,000
Self-insured claims	3,205	3,696
Other	11,381	10,354

Total deferred tax assets	$25,445	$25,162

Deferred tax liabilities:
Operating property	$49,092	$57,903
Goodwill	3,892	3,958
Other	3,895	2,409

Total deferred tax liabilities	$56,879	$64,270

Net deferred tax liability	$31,434	$39,108

The following table summarizes the differences between income taxes calculated at the federal income tax rate of 21% on income before income taxes and the provisions for income taxes (in thousands):

	Fiscal Years
	2022	2021	2020
Income taxes at federal income tax rate	$119,167	$105,355	$52,289
State income taxes, net of federal income tax benefit	16,596	14,260	5,375
Non-deductible executive compensation	3,552	2,946	96
Meals and entertainment exclusion	200	—	326
Share-based payments	(2,958)	(1,070)	(977)
Research and development credits	(1,526)	(2,069)	(717)
Other, net	1,518	746	499

Income taxes	$136,549	$120,168	$56,891

The Company files a consolidated U.S. federal income tax return. The Company or its subsidiaries file state tax returns in the majority of the U.S. state tax jurisdictions. With few exceptions, the Company and its subsidiaries are no longer subject to U.S. federal or state income tax examinations by tax authorities for 2018 and prior years. The Company’s wholly-owned Canadian subsidiary, Landstar Canada, Inc., is subject to Canadian income and other taxes. The Company’s wholly-owned Mexican subsidiaries, Landstar Holdings, S. de R.L.C.V. and Landstar Metro, S.A.P.I. de C.V., are subject to Mexican income and other taxes. The Company’s Canadian and Mexican subsidiaries also may each be subject to U.S. income and other taxes.
As of December 31, 2022 and December 25, 2021, the Company had $3,046,000 and $2,344,000, respectively, of net unrecognized tax benefits representing the provision for the uncertainty of certain tax positions plus a component of interest and penalties. Estimated interest and penalties on the provision for the uncertainty of certain tax positions is included in income tax expense. At December 31, 2022 and December 25, 2021, there was $845,000 and $658,000, respectively, accrued for estimated interest and penalties related to the uncertainty of certain tax positions. The Company does not currently anticipate any significant increase or decrease to the unrecognized tax benefit during fiscal year 2023.
The following table summarizes the rollforward of the total amounts of gross unrecognized tax benefits for fiscal years 2022 and 2021 (in thousands):

	Fiscal Years
	2022	2021
Gross unrecognized tax benefits – beginning of the year	$2,845	$2,585
Gross increases related to current year tax positions	789	782
Gross increases related to prior year tax positions	792	315
Gross decreases related to prior year tax positions	(83)	(17)
Lapse of statute of limitations	(617)	(820)

Gross unrecognized tax benefits – end of the year	$3,726	$2,845

Landstar paid income taxes of $158,715,000 in fiscal year 2022, $104,844,000 in fiscal year 2021 and $47,589,000 in fiscal year 2020.

5
1

(6) Operating Property
Operating property is summarized as follows (in thousands):

	Dec. 31, 2022	Dec. 25, 2021
Land	$16,328	$16,328
Buildings and improvements	69,160	65,034
Trailing equipment	502,322	479,300
Information technology hardware and software	110,626	91,115
Other equipment	9,828	9,708

Total operating property, gross	708,264	661,485
Less accumulated depreciation and amortization	393,274	344,099

Total operating property, net	$314,990	$317,386

Included above is $185,609,000 in fiscal year 2022 and $189,053,000 in fiscal year 2021 of operating property under finance leases, $137,087,000 and $143,227,000, respectively, net of accumulated depreciation and amortization. Landstar acquired operating property by entering into finance leases in the amount of $30,659,000 in fiscal year 2022, $48,674,000 in fiscal year 2021 and $31,633,000 in fiscal year 2020.
(7) Retirement Plan
Landstar sponsors an Internal Revenue Code section 401(k) defined contribution plan for the benefit of U.S. domiciled full-time employees who have completed three months of service. The Company reduced the employee service requirement to three months of service as of January 1, 2022. Eligible employees make voluntary contributions up to

75% of their base salary, subject to certain limitations. Landstar contributes an amount equal to 100% of the first 3% and 50% of the next 2% of such contributions, subject to certain limitations.
The expense for the Company-sponsored defined contribution plan included in selling, general and administrative expense was $2,716,000 in fiscal year 2022, $2,374,000 in fiscal year 2021 and $2,417,000 in fiscal year 2020.
(8) Debt
Other than the finance lease obligations as presented on the consolidated balance sheets, the Company had no outstanding debt as of December 31, 2022 and December 25, 2021.
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
The Second Amended and Restated Credit Agreement, which superseded and replaced the First Amended and Restated Credit Agreement, is referred to herein as the “Credit Agreement.” As of December 31, 2022 and December 25, 2021, the Company had no borrowings outstanding under the Credit Agreement.
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

5
2

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
Landstar paid interest of $4,151,000 in fiscal year 2022, $3,715,000 in fiscal year 2021 and $3,915,000 in fiscal year 2020.
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
The components of lease cost for finance leases and operating leases as of December 31, 2022 were (in thousands):

Finance leases:
Amortization of right-of-use assets	$22,071
Interest on lease liability	2,908

Total finance lease cost	24,979
Operating leases:
Lease cost	3,495
Variable lease cost	—
Sublease income	(5,616)

Total net operating lease income	(2,121)

Total net lease cost	$22,858

5
3

Total net operating lease income, net of rent expense under operating leases, was $1,632,000 and $1,620,000 in fiscal years 2021 and 2020, respectively.
A summary of the lease classification on the Company’s consolidated balance sheet as of December 31, 2022 is as follows (in thousands):
Assets:

Operating lease right-of-use assets	Other assets	$2,044
Finance lease assets	Operating property, less accumulated depreciation and amortization	137,087

Total lease assets		$139,131

Liabilities:
The following table reconciles the undiscounted cash flows for the finance and operating leases to the finance and operating lease liabilities recorded on the balance sheet at December 31, 2022 (in thousands):

	Finance Leases	Operating Leases
2023	$39,032	$801
2024	29,795	680
2025	23,126	419
2026	15,807	127
2027	4,312	127
Thereafter	—	49

Total future minimum lease payments	112,072	2,203
Less amount representing interest (1.6% to 5.6%)	8,672	159

Present value of minimum lease payments	$103,400	$2,044

Current maturities of long-term debt	36,175
Long-term debt, excluding current maturities	67,225
Other current liabilities		782
Deferred income taxes and other noncurrent liabilities		1,262
The weighted average remaining lease term and the weighted average discount rate for finance and operating leases as of December 31, 2022 were:

	Finance Leases	Operating Leases
Weighted average remaining lease term (years)	3.5	3.3
Weighted average discount rate	3.0%	4.5%

5
4

(10) Share-Based Payment Arrangements
As of December 31, 2022, the Company has an employee equity incentive plan, the 2011 equity incentive plan (the “2011 EIP”). The Company also has a stock compensation plan for members of its Board of Directors, the 2022 Directors Stock Compensation Plan (the “2022 DSCP”), which replaced the Amended and Restated 2013 Directors Stock Compensation Plan (as amended and restated, the “2013 DSCP”). At the Company’s 2022 Annual Meeting of Stockholders held on May 11, 2022, the Company’s stockholders approved the 2022 DSCP. The provisions of the 2022 DSCP are substantially similar to the provisions of the 2013 DSCP. 6,000,000 shares of the Company’s Common Stock were authorized for issuance under the 2011 EIP and 200,000 shares of the Company’s common stock were authorized for issuance under the 2022 DSCP. No further grants can be made under the 2013 DSCP, including from the

56,502 shares of the Company’s common stock previously reserved for issuance, but not issued, under the 2013 DSCP. The 2011 EIP, 2013 DSCP and 2022 DSCP are each referred to herein as a “Plan,” and, collectively, as the “Plans.” Amounts recognized in the financial statements with respect to these Plans are as follows (in thousands):

	Fiscal Years
	2022	2021	2020
Total cost of the Plans during the period	$12,399	$27,537	$4,639
Amount of related income tax benefit recognized during the period	(5,199)	(7,063)	(2,114)

Net cost of the Plans during the period	$7,200	$20,474	$2,525

Included in income tax benefits recognized in the fiscal years ended December 31, 2022, December 25, 2021 and December 26, 2020 were excess tax benefits from stock-based awards of $2,948,000, $1,057,000 and $941,000, respectively.
As of December 31, 2022, there were 193,217 shares of the Company’s Common Stock reserved for issuance under the 2022 DSCP and 3,242,308 shares of the Company’s Common Stock reserved for issuance under the 2011 EIP.
Restricted Stock Units
The following table summarizes information regarding the Company’s outstanding restricted stock unit (“RSU”) awards with either a performance condition or a market condition under the Plans:

	Number of RSUs	Weighted Average Grant Date Fair Value
Outstanding at December 28, 2019	198,875	$84.37
Granted	59,967	$102.58
Shares earned in excess of target (1)	11,648	$77.00
Vested shares, including shares earned in excess of target	(76,290)	$73.44
Forfeited	(10,987)	$100.55

Outstanding at December 26, 2020	183,213	$93.44
Granted	46,342	$128.64
Shares earned in excess of target (2)	7,132	$31.97
Vested shares, including shares earned in excess of target	(24,600)	$59.85
Forfeited	(2,688)	$107.76

Outstanding at December 25, 2021	209,399	$102.90
Granted	50,019	$139.44
Shares earned in excess of target (3)	91,497	$92.58
Vested shares, including shares earned in excess of target	(177,146)	$95.48
Forfeited	(21,989)	$113.85

Outstanding at December 31, 2022	151,780	$115.80

(1)	Represents additional shares earned under the February 2, 2017 RSU awards as fiscal year 2019 financial results exceeded target performance level.
(2)	Represents shares earned in excess of target under the May 1, 2015 RSU award as total shareholder return exceeded the target under the award.
(3)
Represents additional shares earned under each of the February 2, 2017, February 2, 2018 and February 1, 2019 RSU awards, as fiscal year 2021 financial results exceeded target performance level under each such award.

5
5

During fiscal years 2020, 2021 and 2022, the Company granted RSUs with a performance condition.
RSUs with a performance condition granted on January 28, 2022 may vest on January 31 of 2025, 2026 and 2027 based on growth in operating income and pre-tax
income per diluted share from continuing operations as compared to the results from the 2021 fiscal year. RSUs with a performance condition granted on January 29, 2021 may vest on January 31 of 2024, 2025 and 2026 based on growth in operating income and pre-tax
income per diluted share from continuing operations as compared to the results from the 2020 fiscal year, adjusted to reflect the add back of non-cash
impairment charges recorded in the Company’s 2020 fiscal year related to certain assets, primarily customer contract and related customer relationship intangible assets, held by the Company’s Mexican subsidiaries. RSUs with a performance condition granted on January 31, 2020 may vest on January 31 of 2023, 2024 and 2025 based on growth in operating income and pre-tax
income per diluted share from continuing operations as compared to the results from the 2019 fiscal year. At the time of grant, the target number of common shares available for issuance under the January 28, 2022, January 29, 2021 and January 31, 2020 grants equals 100% of the number of RSUs granted, and the maximum number of common shares available for issuance under the January 28, 2022, January 29, 2021 and January 31, 2020 grants equals 200% of the number of RSUs credited to the recipient. In the event actual results exceed the target, the number of shares that will be granted will exceed the number of RSUs granted. The fair value of an RSU with a performance condition was determined based on the market value of the Company’s Common Stock on the date of grant, discounted for lack of marketability for a minimum post-vesting holding requirement. The discount rate due to lack of marketability used for RSU award grants with a performance condition for all periods was 7%. With respect to RSU awards with a performance condition, the Company reports compensation expense over the life of the award based on an estimated number of units that will vest over the life of the award, multiplied by the fair value of an RSU at the time of grant.
The Company recognized approximately $9,100,000, $24,197,000 and $1,602,000 of share-based compensation expense related to RSU awards in fiscal years 2022, 2021 and 2020, respectively. As of December 31, 2022, there was a maximum of $17.7 million of total unrecognized compensation cost related to RSU awards granted under the Plans with an expected average remaining life of approximately 3.5 years. With respect to RSU awards with a performance condition, the amount of future compensation expense to be recognized will be determined based on future operating results.
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

	Number of Shares and Deferred Stock Units	Weighted Average Grant Date Fair Value
Non-vested at December 28, 2019	64,808	$98.24
Granted	26,604	$111.88
Vested	(28,621)	$98.83
Forfeited	(2,351)	$106.34

Non-vested at December 26, 2020	60,440	$103.65
Granted	26,351	$150.20
Vested	(29,055)	$104.35
Forfeited	(1,300)	$97.81

Non-vested at December 25, 2021	56,436	$125.16
Granted	25,354	$152.54
Vested	(27,074)	$122.68
Forfeited	(6,921)	$144.45

Non-vested at December 31, 2022	47,795	$138.30
Th
e fair value of each share of
non-vested
restricted stock issued and Deferred Stock Unit granted under the Plans is based on the fair value of a share of the Company’s Common Stock on the date of grant. Shares of non-vested restricted stock are generally subject to vesting in three equal annual installments either on the first, second and third anniversary of the date of grant or the third, fourth and fifth anniversary of the date of the grant, or 100% on the first or fifth anniversary of the date of the grant. For restricted stock awards granted under the 2022 DSCP plan, each recipient may elect to defer receipt of shares and instead receive restricted stock units (“Deferred Stock Units”), which represent contingent rights to receive shares of the Company’s Common Stock on the date of

5
6

recipient separation from service from the Board of Directors, or, if earlier, upon a change in control event of the Company. Deferred Stock Units become vested 100% on the first anniversary of the date of the grant. Deferred Stock Units do not represent actual ownership in shares of the Company’s Common Stock and the recipient does not have voting rights or other incidents of ownership until the shares are issued. However, Deferred Stock Units do contain the right to receive dividend equivalent payments prior to settlement into shares.
As of December 31, 2022, there was $3,449,000 of total unrecognized compensation cost related to non-vested
shares of restricted stock and Deferred Stock Units granted under the Plans. The unrecognized compensation cost related to these non-vested
shares of restricted stock and Deferred Stock Units is expected to be recognized over a weighted average period of 1.8 years.
Stock Options
The Company did not grant any stock options during its 2020, 2021 or 2022 fiscal years. Options outstanding under the Plans generally become exercisable in either five equal annual installments commencing on the first anniversary of the date of grant or 100% on the fifth anniversary from the date of grant, subject to acceleration in certain circumstances. All options granted under the Plans expire on the tenth anniversary of the date of grant. Under the Plans, the exercise price of each option equals the fair market value of the Company’s Common Stock on the date of grant.
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
The following table summarizes information regarding the Company’s outstanding stock options under the Plans:

	Options Outstanding		Options Exercisable
	Number of Options	Weighted Average Exercise Price per Share	Number of Options	Weighted Average Exercise Price per Share
Options at December 28, 2019	44,467	$51.24	44,467	$51.24
Exercised	(26,817)	$49.31

Options at December 26, 2020	17,650	$54.16	17,650	$54.16
Exercised	(9,080)	$52.97

Options at December 25, 2021	8,570	$55.42	8,570	$55.42
Exercised	(6,670)	$55.14

Options at December 31, 2022	1,900	$56.40	1,900	$56.40

All 1,900 stock options outstanding and exercisable at December 31, 2022 had an exercise price per share of $56.40 and weighted average remaining contractual life of 0.1 years. All 1,900 were exercised as of January 31
, 2023
, following which the Company had no remaining issued and outstanding vested or unvested stock options
At December 31, 2022, the total intrinsic value of options outstanding and exercisable was $202,000. The total intrinsic value of stock options exercised during fiscal years 2022, 2021 and 2020 was $704,000, $965,000 and $1,846,000, respectively.
As of December 31, 2022, there was no unrecognized compensation cost related to non-vested
stock options granted under the Plans.
Directors’ Stock Compensation Plan
Directors of the Company who are not employees of the Company (each an “Eligible Director”) are entitled under the 2022 DSCP to receive a grant of such number of restricted shares of the Company’s Common Stock or Deferred Stock Units equal to the quotient of $
150,000
divided by the fair market value of a share of Common Stock on the date immediately following the date of each annual meeting of the stockholders of the Company (an “Annual Meeting”). Each eligible Director was previously entitled under the 2013 DSCP to receive a grant of such number of restricted shares of the Company’s Common Stock or Deferred Stock Units equal to the quotient of $
110,000
divided by the fair market value of a share of Common Stock on the date immediately following the date of each Annual Meeting. In fiscal year 2022,
7,063
restricted shares were granted to Eligible Directors. In fiscal year 2021,
3,804
restricted

5
7

shares were granted to Eligible Directors. In fiscal year 2020, 4,890 restricted shares and 978 Deferred Stock Units were granted to Eligible Directors. Restricted shares and Deferred Stock Units granted in 2020, 2021 and 2022 vest on the date of the next Annual Meeting. During fiscal years 2022, 2021 and 2020, $964,000, $669,000 and $660,000, respectively, of compensation cost was recorded for the grant of these restricted shares and Deferred Stock Units.

(11) Equity
On December 7, 2021, the Landstar System, Inc. Board of Directors authorized the Company to purchase up to 1,912,824 shares of the Company’s Common Stock from time to time in the open market and in privately negotiated transactions
.

On December 6, 2022, the Landstar System, Inc. Board of Directors authorized the Company to purchase up to
1,900,826
additional shares of the Company’s Common Stock from time to time in the open market and in privately negotiated transactions.

As of December 31, 2022, the Company had authorization to purchase in the aggregate up to
3,000,000
shares of its Common Stock under these programs. No specific expiration date has been assigned to the December
7, 2021
or
December
6, 2022

authorizations. During fiscal year 2022, Landstar purchased a total of
1,900,826
shares of its Common Stock at a total cost of $
285,983
,000 pursuant to its previously announced stock purchase program.
The Company has 2,000,000 shares of preferred stock authorized and unissued.
(12) Commitments and Contingencies
At December 31, 2022, in addition to the $76,567,000 letters of credit secured by investments, Landstar had $33,493,000 of letters of credit outstanding under the Company’s Credit Agreement.
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
(13) Segment Information
Landstar markets its integrated transportation management solutions primarily through independent commission sales agents and exclusively utilizes third party capacity providers to transport customers’ freight. Landstar’s independent commission sales agents enter into contractual arrangements with the Company and are responsible for locating freight, making that freight available to Landstar’s capacity providers and coordinating the transportation of the freight with customers and capacity providers. The Company’s third party capacity providers consist of independent contractors who provide truck capacity to the Company under exclusive lease arrangements (the “BCO Independent Contractors”), unrelated trucking companies who provide truck capacity to the Company under non-exclusive
contractual arrangements (the “Truck Brokerage Carriers”), air cargo carriers, ocean cargo carriers and railroads. Through this network of agents and capacity providers linked together by Landstar’s ecosystem of digital technologies, Landstar operates an integrated transportation management solutions business primarily throughout North America with revenue of $7.4 billion during the most recently completed fiscal year. The Company reports the results of two operating segments: the transportation logistics segment and the insurance segment.
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

5
8

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
No single customer accounted for more than 10% of the Company’s consolidated revenue in fiscal years 2022, 2021 and 2020. Substantially all of the Company’s revenue is generated in North America, primarily through customers located in the United States.
The following tables summarize information about the Company’s reportable business segments as of and for the fiscal years ending December 31, 2022, December 25, 2021 and December 26, 2020 (in thousands):

	Transportation
	Logistics	Insurance	Total
2022
External revenue	$7,358,008	$78,554	$7,436,562
Internal revenue		79,229	79,229
Investment income		3,162	3,162
Interest and debt expense	3,620		3,620
Depreciation and amortization	57,453		57,453
Operating income	524,500	46,583	571,083
Expenditures on long-lived assets	26,005		26,005
Goodwill	41,220		41,220
Finance lease additions	30,659		30,659
Total assets	1,704,557	227,322	1,931,879
2021
External revenue	$6,465,711	$71,857	$6,537,568
Internal revenue		62,558	62,558
Investment income		2,857	2,857
Interest and debt expense	3,976		3,976
Depreciation and amortization	49,609		49,609
Operating income	464,282	41,386	505,668
Expenditures on long-lived assets	23,261		23,261
Goodwill	40,768		40,768
Finance lease additions	48,674		48,674
Total assets	1,736,854	308,611	2,045,465
2020
External revenue	$4,076,519	$56,462	$4,132,981
Internal revenue		54,003	54,003
Investment income		3,399	3,399
Interest and debt expense	3,953		3,953
Depreciation and amortization	45,855		45,855
Operating income	221,210	31,740	252,950
Expenditures on long-lived assets	30,626		30,626
Goodwill	40,949		40,949
Finance lease additions	31,633		31,633
Total assets	1,301,991	351,808	1,653,799
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

The following table summarizes the adverse effect of the increase in the cost of insurance claims resulting from unfavorable development of prior year self-insured claims estimates on operating income, net income and earnings per share set forth in the consolidated statements of income for the fiscal years ended December 31, 2022, December 25, 2021 and December 26, 2020 (in thousands, except per share amounts):

	Fiscal Years Ended
	December 31, 2022	December 25, 2021	December 26, 2020
Operating income	$11,331	$9,708	$9,196
Net income	$8,570	$7,359	$6,989
Diluted earnings per share	$0.23	$0.19	$0.18
The unfavorable development of prior years’ claims in the fiscal year ended December 31, 2022 was primarily attributable to several specific claims. The unfavorable development of prior years’ claims in the fiscal year ended December 25, 2021 was primarily attributable to five claims. The unfavorable development of prior years’ claims in the fiscal year ended December 26, 2020 was attributable to several specific claims as well as actuarially determined adjustments to prior year commercial trucking loss estimates.
(15) Impairment of Intangible and Other Assets
During the 2020 second fiscal quarter, the Company recorded a non-cash
impairment charge of $2,582,000 in respect of certain assets, primarily customer contract and related customer relationship intangible assets, acquired on September 20, 2017, along with substantially all of the other assets of the asset-light transportation logistics business of Fletes Avella, S.A. de C.V. (“Fletes Avella”). During the 2020 second fiscal quarter negative macroeconomic trends in Mexico during the first half of 2020, including issues in the international oil and gas sector, caused significant disruptions in the Mexican economy. Accordingly, management performed impairment tests of the carrying values of certain assets that primarily relate to intra-Mexico business acquired as a part of the Fletes Avella acquisition. The impairment tests resulted in an impairment charge of $2,582,000, as the negative macroeconomic trends in Mexico caused updated financial projections as of the end of the 2020 second quarter relating to these intangible assets to be substantially below those originally anticipated at the acquisition date. There was no corresponding goodwill impairment charge recorded as the fair value of the Company’s Mexico and cross-border reporting unit continues to significantly exceed its carrying value as of December 31, 2022.
(16) Equity investment
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
(17) Recent Accounting Pronouncements
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

6
0

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Landstar System, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Landstar System, Inc. and subsidiary (the Company) as of December 31, 2022 and December 25, 2021, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the fiscal years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and December 25, 2021, and the results of its operations and its cash flows for each of the fiscal years in the three-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in
Internal Control – Integrated Framework (2013)
 issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 24, 2023 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Self-insurance claims liability
As discussed in Note 1 to the consolidated financial statements, the liability for insurance claims includes the actuarially determined estimated costs of cargo, property, casualty, general liability, and workers’ compensation claims, both reported and for claims incurred but not reported, up to the Company’s retained amount per claim, which is referred to as the self-insurance claims liability. The Company’s estimated costs of insurance claims include assumptions regarding the frequency and severity of claims and are based upon the facts and circumstances known as of the applicable balance sheet date. The Company’s liability for insurance claims as of December 31, 2022 was $109,104,000, which includes the self-insurance claims liability.

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
February 24, 2023

6
2

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
promulgated under the Securities Exchange Act of 1934, as amended). Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2022 to provide reasonable assurance that information required to be disclosed by the Company in reports that it filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.
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
Management, with the participation of the Company’s principal executive officer and principal financial officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. This assessment was performed using the criteria established under the Internal Control-Integrated Framework (2013) established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
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
Based on the assessment performed using the criteria established by COSO, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2022.

6
3

KPMG LLP (PCAOB ID: 185), the independent registered public accounting firm that audited the financial statements included in this Annual Report on Form
10-K
for the fiscal year ended December 31, 2022, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting. Such report appears immediately below.
(b) Attestation Report of the Registered Public Accounting Firm

6
4

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Landstar System, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Landstar System, Inc. and subsidiary’s (the Company) internal control over financial reporting as of December 31, 2022, based on criteria established in
Internal Control – Integrated Framework (2013)
 issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in
Internal Control – Integrated Framework (2013)
 issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and December 25, 2021, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the fiscal years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements), and our report dated February 24, 2023 expressed an unqualified opinion on those consolidated financial statements.
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
February 24, 2023

(c) Changes in Internal Control Over Financial Reporting
There were no significant changes in the Company’s internal control over financi al
reporting during the Company’s fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B.
Other Information
On February 23, 2023, the Landstar Board of Directors adopted amendments to the Company’s Amended and Restated Bylaws (the “Bylaws”), effective as of such date. Changes to the Bylaws include revisions that (1) conform provisions concerning the list of stockholders to recent amendments to Section 219(a) of the Delaware General Corporation Law and (2) make various other additional amendments and conforming changes that do not materially affect the substance of the Bylaws.
The foregoing is only a summary of the changes made to the Bylaws, does not purport to be complete and is qualified in its entirety by reference to the full text of the Bylaws, which is filed as Exhibit 3.2 to this Annual Report on Form
10-K
and is incorporated herein by reference.
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
Item 11.

Executive Compensation
The information required by this Item will be set forth under the captions “Compensation Committee Interlocks and Insider Participation,” “Compensation of Directors,” “Compensation of Named Executive Officers,” “Compensation Discussion and Analysis,” “Summary Compensation Table,” “Pay Versus Performance Table,” “Grants of Plan-Based Awards,” “Stock Vested,” “Outstanding Equity Awards at Fiscal Year End,” “Nonqualified Deferred Compensation,” “Compensation Committee Reports” and “Key Executive Employment Protection Agreements” in the Company’s definitive Proxy Statement for its annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, and is incorporated herein by reference.
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

3.2*	The Company’s Amended and Restated Bylaws, as further amended as of February 23, 2023.

(4)	Instruments defining the rights of security holders, including indentures:

4.1 P	Specimen of Common Stock Certificate. (Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 33-57174))

4.2	Description of Securities (Incorporated by reference to Exhibit 4.4 to the Registrant’s Annual Report on Form 10-K for fiscal year ended December 28, 2019 (Commission File No. 0-21238))

(10)	Material contracts:

10.1+
Second Amended and Restated Credit Agreement, dated as of July 1, 2022, among Landstar System Holdings, Inc., the Company, the lenders named therein, and JPMorgan Chase Bank, N.A. as Administrative Agent (including exhibits and schedules thereto). (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on July 8, 2022 (Commission File No. 0-21238))

10.2+
Landstar System, Inc. Supplemental Executive Retirement Plan, as amended and restated as of January 1, 2015 (Incorporated by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 27, 2014 (Commission File No. 0-21238))

10.3+
First Amendment, dated as of November 1, 2018, to the Landstar System, Inc. Supplemental Executive Retirement Plan (as amended and restated as of January 1, 2015) (Incorporated by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 29, 2018 (Commission File No. 0-21238))

10.4+
Landstar System, Inc. 2011 Equity Incentive Plan, as amended through March 12, 2020, (Incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement filed on April 6, 2020 (Commission File No. 0-21238))

10.5+
Landstar System, Inc. 2022 Directors Stock Compensation Plan (Incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement filed on March 29, 2022 (Commission File No. 0-21238))

10.6+
Form of Indemnification Agreement between the Company and each of the directors and Executive Officers of the Company (Incorporated by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 27, 2003 (Commission File No. 0-21238))

10.7+
Form of Key Executive Employment Protection Agreement between Landstar System, Inc. and each of the Executive Officers of the Company, in the form as amended as of December 26, 2015, (Incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K for fiscal year ended December 26, 2015 (Commission File No. 0-21238))

10.8+
Total Shareholder Return Performance Related Stock Award Agreement, between Landstar System, Inc. and James B. Gattoni, dated April 24, 2018 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 25, 2018 (Commission File No. 0-21238))

10.9+
Letter Agreement, dated May 20, 2021, between Landstar System, Inc. and Fred L. Pensotti (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 10-Q filed on July 30, 2021 (Commission File No. 0-21238))

10.10+
Letter Agreement, dated July 1, 2022, between Landstar System, Inc. and Fred L. Pensotti (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 10-Q filed on October 28, 2022 (Commission File No. 0-21238))

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

101 *
The following materials from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Changes in Shareholders’ Equity, (vi) Notes to Consolidated Financial Statements, and (vii) Financial Statement Schedule.

104 *	Cover Page Interactive Date File (formatted as Inline XBRL and contained in Exhibit 101).

+	management contract or compensatory plan or arrangement
*	Filed herewith.
**	Furnished herewith.
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

Date: February 24, 2023	LANDSTAR SYSTEM, INC.

	By:	/s/ JAMES B. GATTONI
James B. Gattoni
President and
Chief Executive Officer

	By:	/s/ JAMES P. TODD
James P. Todd
Vice President, Chief Financial Officer and Assistant Secretary
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JAMES B. GATTONI James B. Gattoni	President and Chief Executive Officer; Principal Executive Officer; Director	February 24, 2023

/s/ JAMES P. TODD James P. Todd	Vice President and Chief Financial Officer and Assistant Secretary; Principal Financial Officer and Principal Accounting Officer	February 24, 2023

* Homaira Akbari	Director	February 24, 2023

* David G. Bannister	Director	February 24, 2023

* James L. Liang	Director	February 24, 2023

* Diana M. Murphy	Chairman of the Board	February 24, 2023

* Anthony J. Orlando	Director	February 24, 2023

* George P. Scanlon	Director	February 24, 2023

* Teresa L. White	Director	February 24, 2023

By:	/s/ MICHAEL K. KNELLER
Michael K. Kneller
Attorney In Fact*

71