Form 10-Q
period 2023-04-01
LANDSTAR SYSTEM INC
filed 2023-05-05
CIK 853816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April
1, 2023
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
of the Exchange
Act).     Yes  ☐    No
☒

The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of the close of business on April 24, 2023 was 35,933,111.

PART II – Other Information

Item 1. Legal Proceedings	Page 30

Item 1A. Risk Factors	Page 30

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	Page 31

Item 6. Exhibits	Page 32

Signatures	Page 34
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
10-01
of Regulation
S-X
and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the thirteen weeks ended April 1, 2023 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 30, 2023.
These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s 2022 Annual Report on Form
10-K.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)
(Unaudited)

	April 1, 2023	December 31, 2022
ASSETS
Current Assets
Cash and cash equivalents	$340,987	$339,581
Short-term investments	47,168	53,955
Trade accounts receivable, less allowance of $12,577 and $12,121	899,811	967,793
Other receivables, including advances to independent contractors, less allowance of $11,758 and $10,579	53,242	56,235
Other current assets	12,684	21,826

Total current assets	1,353,892	1,439,390

Operating property, less accumulated depreciation and amortization of $406,648 and $393,274	306,224	314,990
Goodwill	41,726	41,220
Other assets	136,018	136,279

Total assets	$1,837,860	$1,931,879

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Cash overdraft	$66,195	$92,953
Accounts payable	490,304	527,372
Current maturities of long-term debt	33,801	36,175
Insurance claims	50,064	50,836
Dividends payable	—	71,854
Other current liabilities	100,980	98,945

Total current liabilities	741,344	878,135

Long-term debt, excluding current maturities	60,191	67,225
Insurance claims	57,974	58,268
Deferred income taxes and other noncurrent liabilities	42,699	41,030
Shareholders’ Equity
Common stock, $0.01 par value, authorized 160,000,000 shares, issued 68,483,963 and 68,382,310 shares	685	684
Additional paid-in capital	253,138	258,487
Retained earnings	2,703,349	2,635,960
Cost of 32,550,852 and 32,455,300 shares of common stock in treasury	(2,009,327)	(1,992,886)
Accumulated other comprehensive loss	(12,193)	(15,024)

Total shareholders’ equity	935,652	887,221

Total liabilities and shareholders’ equity	$1,837,860	$1,931,879

See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share amounts)
(Unaudited)

	Thirteen Weeks Ended
	April 1, 2023	March 26, 2022

Revenue	$1,435,675	$1,970,599
Investment income	1,368	721
Costs and expenses:
Purchased transportation	1,101,294	1,550,330
Commissions to agents	125,675	149,778
Other operating costs, net of gains on asset sales/dispositions	12,378	11,141
Insurance and claims	27,647	30,768
Selling, general and administrative	53,567	52,713
Depreciation and amortization	15,198	13,757

Total costs and expenses	1,335,759	1,808,487

Operating income	101,284	162,833
Interest and debt (income) expense	(726)	1,123

Income before income taxes	102,010	161,710
Income taxes	23,815	36,871

Net income	$78,195	124,839

Diluted earnings per share	$2.17	$3.34

Average diluted shares outstanding	35,982,000	37,418,000

Dividends per common share	$0.30	$0.25

See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(Unaudited)

	Thirteen Weeks Ended
	April 1, 2023	March 26, 2022

Net income	$78,195	$124,839
Other comprehensive income (loss):
Unrealized holding gains (losses) on available-for-sale investments, net of tax expense (benefit) of $306 and ($1,421)	1,120	(5,187)
Foreign currency translation gains	1,711	1,275

Other comprehensive income (loss)	2,831	(3,912)

Comprehensive income	$81,026	$120,927

See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Thirteen Weeks Ended
	April 1, 2023	March 26, 2022
OPERATING ACTIVITIES
Net income	$78,195	$124,839
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,198	13,757
Non-cash interest charges	66	112
Provisions for losses on trade and other accounts receivable	3,199	2,626
Gains on sales/disposals of operating property	(1,140)	(165)
Deferred income taxes, net	758	1,324
Stock-based compensation	1,852	1,995
Changes in operating assets and liabilities:
Decrease (increase) in trade and other accounts receivable	67,776	(93,542)
Decrease in other assets	8,625	2,531
(Decrease) increase in accounts payable	(37,068)	22,207
Increase in other liabilities	2,640	11,910
(Decrease) increase in insurance claims	(1,066)	7,371

NET CASH PROVIDED BY OPERATING ACTIVITIES	139,035	94,965

INVESTING ACTIVITIES
Sales and maturities of investments	40,349	12,420
Purchases of investments	(31,425)	(13,428)
Purchases of operating property	(6,233)	(3,609)
Proceeds from sales of operating property	1,645	643

NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	4,336	(3,974)

FINANCING ACTIVITIES
Decrease in cash overdraft	(26,758)	(20,263)
Dividends paid	(82,660)	(84,711)
Proceeds from exercises of stock options	28	56
Taxes paid in lieu of shares issued related to stock-based compensation plans	(8,236)	(10,183)
Borrowings on revolving credit facility	—	70,000
Purchases of common stock	(15,433)	(109,332)
Principal payments on finance lease obligations	(9,408)	(9,532)

NET CASH USED BY FINANCING ACTIVITIES	(142,467)	(163,965)

Effect of exchange rate changes on cash and cash equivalents	502	815

Increase (decrease) in cash, cash equivalents and restricted cash	1,406	(72,159)
Cash, cash equivalents and restricted cash at beginning of period	339,581	219,571

Cash, cash equivalents and restricted cash at end of period	$340,987	$147,412

See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Thirteen Weeks Ended April 1, 2023 and March 26, 2022
(Dollars in thousands)
(Unaudited)

	Common Stock		Additional Paid-In	Retained	Treasury Stock at Cost		Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	(Loss) Income	Total
Balance December 31, 2022	68,382,310	$684	$258,487	$2,635,960	32,455,300	$(1,992,886)	$(15,024)	$887,221
Net income				78,195				78,195
Dividends ($0.30 per share)				(10,806)				(10,806)
Purchases of common stock					89,661	(15,433)		(15,433)
Issuance of stock related to stock-based compensation plans	101,653	1	(7,201)		5,891	(1,008)		(8,208)
Stock-based compensation			1,852					1,852
Other comprehensive income							2,831	2,831

Balance April 1, 2023	68,483,963	$685	$253,138	$2,703,349	32,550,852	$(2,009,327)	$(12,193)	$935,652

	Common Stock		Additional Paid-In	Retained	Treasury Stock at Cost		Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	Loss	Total
Balance December 25, 2021	68,232,975	$682	$255,148	$2,317,184	30,539,235	$(1,705,601)	$(5,403)	$862,010
Net income				124,839				124,839
Dividends ($0.25 per share)				(9,324)				(9,324)
Purchases of common stock					693,550	(109,332)		(109,332)
Issuance of stock related to stock-based compensation plans	137,176	2	(8,913)		10,033	(1,216)		(10,127)
Stock-based compensation			1,995					1,995
Other comprehensive loss							(3,912)	(3,912)

Balance March 26, 2022	68,370,151	$684	$248,230	$2,432,699	31,242,818	$(1,816,149)	$(9,315)	$856,149

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
Revenue from Contracts with Customers – Disaggregation of Revenue
The following table summarizes (i) the percentage of consolidated revenue generated by mode of transportation and (ii) the total amount of truck transportation revenue hauled by BCO Independent Contractors and Truck Brokerage Carriers generated by equipment type during the thirteen-week periods ended April 1, 2023 and March 26, 2022 (dollars in thousands):

	Thirteen Weeks Ended
Mode	April 1, 2023	March 26, 2022

Truck – BCO Independent Contractors	36%	37%
Truck – Truck Brokerage Carriers	56%	52%
Rail intermodal	2%	2%
Ocean and air cargo carriers	4%	8%
Truck Equipment Type
Van equipment	$755,083	$1,081,206
Unsided/platform equipment	$377,564	$408,757
Less-than-truckload	$31,558	$33,720
Other truck transportation (1)	$159,503	$227,601

(1)
Includes power-only, expedited, straight truck, cargo van, and miscellaneous other truck transportation revenue generated by the transportation logistics segment. Power-only refers to shipments where the Company furnishes a power unit and an operator but not trailing equipment, which is typically provided by the shipper or consignee.

(2)	Share-based Payment Arrangements
As of April 1, 2023, the Company has an employee equity incentive plan, the 2011 equity incentive plan (the “2011 EIP”). The Company also has a stock compensation plan for members of its Board of Directors, the 2022 Directors Stock Compensation Plan (the “2022 DSCP”), which replaced the Amended and Restated 2013 Directors Stock Compensation Plan (as amended and restated, the “2013 DSCP”). The provisions of the 2022 DSCP are substantially similar to the provisions of the 2013 DSCP. 6,000,000 shares of the Company’s common stock were authorized for issuance under the 2011 EIP and 200,000 shares of the Company’s common stock were authorized for issuance under the 2022 DSCP. The 2011 EIP, 2013 DSCP and 2022 DSCP are each referred to herein as a “Plan,” and, collectively, as the “Plans.” Amounts recognized in the financial statements with respect to these Plans are as follows (in thousands):

	Thirteen Weeks Ended
	April 1, 2023	March 26, 2022

Total cost of the Plans during the period	$1,852	$1,995
Amount of related income tax benefit recognized during the period	(2,751)	(3,360)

Net cost of the Plans during the period	$(899)	$(1,365)

Included in income tax benefits recognized in the thirteen-week periods ended April 1, 2023 and March 26, 2022 were excess tax benefits from stock-based awards of $2,296,000 and $2,869,000, respectively.
As of April 1, 2023, there were 193,217 shares of the Company’s common stock reserved for issuance under the 2022 DSCP and 3,022,221 shares of the Company’s common stock reserved for issuance under the 2011 EIP.
Restricted Stock Units
The following table summarizes information regarding the Company’s outstanding restricted stock unit (“RSU”) awards with either a performance condition or a market condition under the Plans:

	Number of RSUs	Weighted Average Grant Date Fair Value

Outstanding at December 31, 2022	151,780	$115.80
Granted	41,162	$165.29
Shares earned in excess of target (1)	74,418	$101.31
Vested shares, including shares earned in excess of target	(125,652)	$102.37

Outstanding at April 1, 2023	141,708	$134.47

(1)	Represents additional shares earned under each of the February 1, 2019 and January 31, 2020 RSU awards, as fiscal year 2022 financial results exceeded target performance level.
During the thirteen-week period ended April 1, 2023, the Company granted RSUs with a performance condition. Outstanding RSUs at both December 31, 2022 and April 1, 2023 include RSUs with a performance condition and RSUs with a market condition, as further described below and in the Company’s 2022 Annual Report on Form
10-K.
RSUs with a performance condition granted on February 3, 2023 may vest on January 31 of 2026, 2027 and 2028 based on growth in operating income and pre-tax
income per diluted share from continuing operations as compared to the results from the 2022 fiscal year.
The Company recognized approximately $958,000 and $1,301,000 of share-based compensation expense related to RSU awards in the thirteen-week periods ended April 1, 2023 and March 26, 2022, respectively. As of April 1, 2023, there was a maximum of $30.3 million of total unrecognized compensation cost related to RSU awards granted under the Plans with an expected average remaining life of approximately 4.0 years. With respect to RSU awards with a performance condition, the amount of future compensation expense to be recognized will be determined based on future operating results.

Non-vested
Restricted Stock and Deferred Stock Units
The
following table summarizes information regarding the Company’s outstanding shares of non-vested
restricted stock and Deferred Stock Units (defined below) under the Plans:

	Number of Shares and Deferred Stock Units	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2022	47,795	$138.30
Granted	16,757	$180.42
Vested	(16,857)	$131.56

Non-vested at April 1, 2023	47,695	$155.48

The fair value of each share of
non-vested
restricted stock issued and Deferred Stock Unit granted under the Plans is based on the fair value of a share of the Company’s common stock on the date of grant. Shares of non-vested restricted stock are generally subject to vesting in three equal annual installments either on the first, second and third anniversary of the date of the grant or the third, fourth and fifth anniversary of the date of the grant, or 100% on the first, third or fifth anniversary of the date of the grant. For restricted stock awards granted under the 2022 DSCP, each recipient may elect to defer receipt of shares and instead receive restricted stock units (“Deferred Stock Units”), which represent contingent rights to receive shares of the Company’s common stock on the date of recipient separation from service from the Board of Directors, or, if earlier, upon a change in control event of the Company. Deferred Stock Units become vested 100% on the first anniversary of the date of the grant. Deferred Stock Units do not represent actual ownership in shares of the Company’s common stock and the recipient does not have voting rights or other incidents of ownership until the shares are issued. However, Deferred Stock Units do contain the right to receive dividend equivalent payments prior to settlement into shares.
As of April 1, 2023, there was $5,578,000 of total unrecognized compensation cost related to non-vested
shares of restricted stock and Deferred Stock Units granted under the Plans. The unrecognized compensation cost related to these non-vested
shares of restricted stock and Deferred Stock Units is expected to be recognized over a weighted average period of 2.5 years.
Stock Options
All 1,900 stock options outstanding and exercisable at December 31, 2022 were exercised at an exercise price of $56.40 as of January 31, 2023, following which the Company had no remaining issued and outstanding vested or unvested stock options.
The total intrinsic value of stock options exercised during the thirteen-week periods ended April 1, 2023 and March 26, 2022 was $218,000 and $369,000, respectively.
As of April 1, 2023, there was no unrecognized compensation cost related to non-vested
stock options granted under the Plans.

(3)	Income Taxes
The provisions for income taxes for the 2023 and 2022 thirteen-week periods were based on estimated annual effective income tax rates of 24.4% and 24.5%, respectively, adjusted for discrete events, such as benefits resulting from stock-based awards. The estimated annual effective income tax rate was higher than the statutory federal income tax rate of 21% in the 2023 period primarily attributable to state taxes and non-deductible meals and entertainment. The estimated annual effective income tax rate was higher than the statutory federal income tax rate of 21% in the 2022 period primarily attributable to state taxes and
non-deductible
executive compensation. The effective income tax rate for the 2023 thirteen-week period was 23.3%, which was lower than the estimated annual effective income tax rate of 24.4%, primarily attributable to excess tax benefits realized on stock-based awards. The effective income tax rate for the 2022 thirteen-week period was 22.8%, which was lower than the estimated annual effective income tax rate of 24.5%, primarily attributable to excess tax benefits realized on stock-based awards.

(4)	Earnings Per Share
Earnings per common share are based on the weighted average number of shares outstanding, including outstanding non-vested
restricted stock and outstanding Deferred Stock Units. Diluted earnings per share are based on the weighted average number of common shares and Deferred Stock Units outstanding plus the incremental shares that would have been outstanding upon the assumed exercise of all dilutive stock options. During the 2023 and 2022 thirteen-week periods, in reference to the determination of diluted earnings per share, the future compensation cost attributable to outstanding shares of non-vested
restricted stock exceeded the impact of incremental shares that would have been outstanding upon the assumed exercise of all dilutive stock options.

For each of the thirteen-week periods ended April 1, 2023 and March 26, 2022, no options outstanding to purchase shares of common stock were antidilutive. Outstanding RSUs were excluded from the calculation of diluted earnings per share for all periods because the performance metric requirements or market condition for vesting had not been satisfied.

(5)	Additional Cash Flow Information
During the 2023 thirteen-week period, Landstar paid income taxes and interest of $895,000 and $1,030,000, respectively. During the 2022 thirteen-week period, Landstar paid income taxes and interest of $2,031,000 and $1,029,000, respectively. Landstar did not acquire any operating property by entering into finance leases in either the 2023 or 2022 thirteen-week periods.

(6)	Segment Information
The following table summarizes information about the Company’s reportable business segments as of and for the thirteen-week periods ended April 1, 2023 and March 26, 2022 (in thousands):

	Thirteen Weeks Ended
	April 1, 2023			March 26, 2022
	Transportation Logistics	Insurance	Total	Transportation Logistics	Insurance	Total
External revenue	$1,416,846	$18,829	$1,435,675	$1,951,339	$19,260	$1,970,599
Internal revenue		11,961	11,961		12,884	12,884
Investment income		1,368	1,368		721	721
Operating income	86,162	15,122	101,284	151,946	10,887	162,833
Expenditures on long-lived assets	6,233		6,233	3,609		3,609
Goodwill	41,726		41,726	40,945		40,945
In the thirteen-week periods ended April 1, 2023 and March 26, 2022, no single customer accounted for more than 10% of the Company’s consolidated revenue.

(7)	Other Comprehensive Income
The following table presents the components of and changes in accumulated other comprehensive (loss) income, net of related income taxes, as of and for the thirteen-week period ended April 1, 2023 (in thousands):

	Unrealized Holding (Losses) Gains on Available-for-Sale Securities	Foreign Currency Translation	Total
Balance as of December 31, 2022	$(8,449)	$(6,575)	$(15,024)
Other comprehensive income	1,120	1,711	2,831

Balance as of April 1, 2023	$(7,329)	$(4,864)	$(12,193)

Amounts reclassified from accumulated other comprehensive income to investment income due to the realization of previously unrealized gains and losses in the accompanying consolidated statements of income were not significant for the thirteen-week period ended April 1, 2023.

(8)	Investments
Investments include primarily investment-grade corporate
bonds, U.S. treasury obligations
and asset-backed securities having maturities of up to five years (the “bond portfolio”) and money market investments. Investments in the bond portfolio are reported as available-for-sale
and are carried at fair value. Investments maturing less than one year from the balance sheet date are included in short-term investments and investments maturing more than one year from the balance sheet date are included in other assets in the consolidated balance sheets. Management performs an analysis of the nature of the unrealized losses on available-for-sale
investments to determine whether an allowance for credit loss is necessary. Unrealized losses, representing the excess of the purchase price of an investment over its fair value as of the end of a period, considered to be a result of credit-related factors, are to be included as a charge in the statement of income, while unrealized losses considered to be a result of non-credit-related
factors are to be included as a component of shareholders’ equity. Investments whose values are based on quoted market prices in active markets are classified within Level 1. Investments that trade in markets that are not considered to be active, but are valued based on quoted market prices, are classified within Level 2. As Level 2 investments include positions that are not traded in active markets, valuations may be adjusted to reflect illiquidity and/or non-transferability,
which are generally based on available market information. Any transfers between levels are recognized as of the beginning of any reporting period. Fair value of the bond portfolio was determined using Level 1 inputs related to U.S. Treasury obligations and money market investments and Level 2 inputs related to investment-grade corporate bonds, asset-backed securities and direct obligations of government agencies. Unrealized losses, net of unrealized gains, on the investments in the bond portfolio were $9,337,000 and $10,763,000 at April 1, 2023 and December 31, 2022, respectively.
The amortized cost and fair values of
available-for-sale
investments are as follows at April 1, 2023 and December 31, 2022 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
April 1, 2023
Money market investments	$272	$—	$—	$272
Asset-backed securities	18,298	—	2,656	15,642
Corporate bonds and direct obligations of government agencies	125,819	6	6,633	119,192
U.S. Treasury obligations	15,891	25	79	15,837

Total	$160,280	$31	$9,368	$150,943

December 31, 2022
Money market investments	$21,910	$—	$—	$21,910
Asset-backed securities	18,905	—	2,889	16,016
Corporate bonds and direct obligations of government agencies	126,134	1	7,775	118,360
U.S. Treasury obligations	2,344	—	100	2,244

Total	$169,293	$1	$10,764	$158,530

For those
available-for-sale
investments with unrealized losses at April 1, 2023 and December 31, 2022, the following table summarizes the duration of the unrealized loss (in thousands):

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
April 1, 2023
Asset-backed securities	$—	$—	$15,642	$2,656	$15,642	$2,656
Corporate bonds and direct obligations of government agencies	24,046	62	93,621	6,571	117,667	6,633
U.S. Treasury obligations	—	—	2,266	79	2,266	79

Total	$24,046	$62	$111,529	$9,306	$135,575	$9,368

December 31, 2022
Asset-backed securities	$—	$—	$16,016	$2,889	$16,016	$2,889
Corporate bonds and direct obligations of government agencies	54,031	1,516	62,390	6,259	116,421	7,775
U.S. Treasury obligations	2,244	100	—	—	2,244	100

Total	$56,275	$1,616	$78,406	$9,148	$134,681	$10,764

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
The components of lease cost for finance leases and operating leases for the thirteen weeks ended April 1, 2023 were (in thousands):

Finance leases:
Amortization of right-of-use assets	$5,237
Interest on lease liability	773

Total finance lease cost	6,010
Operating leases:
Lease cost	872
Variable lease cost	—
Sublease income	(1,317)

Total net operating lease income	(445)

Total net lease cost	$5,565

A summary of the lease classification on our consolidated balance sheet as of April 1, 2023 is as follows (in thousands):
Assets:

Operating lease right-of-use assets	Other assets	$1,889
Finance lease assets	Operating property, less accumulated depreciation and amortization	131,833

Total lease assets		$133,722

Liabilities:
The
following table reconciles the undiscounted cash flows for the finance and operating leases to the finance and operating lease liabilities recorded on the balance sheet at April 1, 2023 (in thousands):

	Finance Leases	Operating Leases
2023 Remainder	$28,659	$624
2024	28,864	709
2025	22,672	438
2026	14,534	126
2027	4,115	126
Thereafter	—	49

Total future minimum lease payments	98,844	2,072
Less amount representing interest (1.6% to 6.0%)	4,852	183

Present value of minimum lease payments	$93,992	$1,889

Current maturities of long-term debt	33,801
Long-term debt, excluding current maturities	60,191
Other current liabilities		794
Deferred income taxes and other noncurrent liabilities		1,095

The weighted average remaining lease term and the weighted average discount rate for finance and operating leases as of April 1, 2023 were:

	Finance Leases	Operating Leases

Weighted average remaining lease term (years)	3.2	3.1
Weighted average discount rate	3.0%	6.0%

(10)	Debt
Other
than the finance lease obligations as presented on the consolidated balance sheets, the Company had no outstanding debt as of April 1, 2023 and December 31, 2022.
On
July
1
, 2022, Landstar entered into a second amended and restated credit agreement with a bank syndicate led by JPMorgan Chase Bank, N.A., as administrative agent (the “Credit Agreement”). The Credit Agreement, which matures July 1, 2027, provides for borrowing capacity in the form of a revolving credit facility of $300,000,000, $45,000,000 of which may be utilized in the form of letters of credit. The Credit Agreement also includes an “accordion” feature providing for a possible increase of up to an aggregate amount of borrowing capacity of $600,000,000. As of April 1, 2023, the Company had no borrowings outstanding under the Credit Agreement.
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
Short-term investments include $47,168,000 in current maturities of investments held by the Company’s insurance segment at April 1, 2023. The non-current
portion of the bond portfolio of $103,775,000 is included in other assets. The short-term investments, together with $37,906,000 of non-current
investments, provide collateral for the $76,567,000 of letters of credit issued to guarantee payment of insurance claims. As of April 1, 2023, Landstar also had $33,492,000 of additional letters of credit outstanding under the Company’s Credit Agreement.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the interim consolidated financial statements and notes thereto included herein, and with the Company’s audited financial statements and notes thereto for the fiscal year ended December 31, 2022 and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 2022 Annual Report on Form 10-K.

FORWARD-LOOKING STATEMENTS

The following is a “safe harbor” statement under the Private Securities Litigation Reform Act of 1995. Statements contained in this document that are not based on historical facts are “forward-looking statements.” This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Form 10-Q contain forward-looking statements, such as statements which relate to Landstar’s business objectives, plans, strategies and expectations. Terms such as “anticipates,” “believes,” “estimates,” “intention,” “expects,” “plans,” “predicts,” “may,” “should,” “could,” “will,” the negative thereof and similar expressions are intended to identify forward-looking statements. Such statements are by nature subject to uncertainties and risks, including but not limited to: the impact of the Russian conflict with Ukraine on the operations of certain independent commission sales agents, including the Company’s largest such agent by revenue in the 2022 fiscal year; the impact of the coronavirus (COVID-19) pandemic; an increase in the frequency or severity of accidents or other claims; unfavorable development of existing accident claims; dependence on third party insurance companies; dependence on independent commission sales agents; dependence on third party capacity providers; decreased demand for transportation services; U.S. trade relationships; substantial industry competition; disruptions or failures in the Company’s computer systems; cyber and other information security incidents; dependence on key vendors; potential changes in taxes; status of independent contractors; regulatory and legislative changes; regulations focused on diesel emissions and other air quality matters; intellectual property; and other operational, financial or legal risks or uncertainties detailed in Landstar’s Form 10-K for the 2022 fiscal year, described in Item 1A “Risk Factors”, in this report or in Landstar’s other Securities and Exchange Commission filings from time to time. These risks and uncertainties could cause actual results or events to differ materially from historical results or those anticipated. Investors should not place undue reliance on such forward-looking statements and the Company undertakes no obligation to publicly update or revise any forward-looking statements.

Introduction

Landstar System, Inc. and its subsidiary, Landstar System Holdings, Inc. (collectively referred to herein with their subsidiaries and other affiliated companies as “Landstar” or the “Company”), is a worldwide technology-enabled, asset-light provider of integrated transportation management solutions delivering safe, specialized transportation services to a broad range of customers utilizing a network of agents, third party capacity providers and employees. The Company offers services to its customers across multiple transportation modes, with the ability to arrange for individual shipments of freight to comprehensive third party logistics solutions to meet all of a customer’s transportation needs. Landstar provides services principally throughout the United States and to a lesser extent in Canada and Mexico, and between the United States and Canada, Mexico and other countries around the world. The Company’s services emphasize safety, information coordination and customer service and are delivered through a network of over 1,100 independent commission sales agents and over 102,000 third party capacity providers, primarily truck capacity providers, linked together by a series of digital technologies which are provided and coordinated by the Company. The nature of the Company’s business is such that a significant portion of its operating costs varies directly with revenue.

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

The transportation logistics segment provides a wide range of integrated transportation management solutions. Transportation services are provided by Landstar’s “Operating Subsidiaries”: Landstar Ranger, Inc., Landstar Inway, Inc., Landstar Ligon, Inc., Landstar Gemini, Inc., Landstar Transportation Logistics, Inc., Landstar Global Logistics, Inc., Landstar Express America, Inc., Landstar Canada, Inc., Landstar Metro, S.A.P.I. de C.V., and as further described below, Landstar Blue, LLC. Transportation services offered by the Company include truckload, less-than-truckload transportation and other truck transportation, rail intermodal, air cargo, ocean cargo, expedited ground and air delivery of time-critical freight, heavy-haul/specialized, U.S.-Canada and U.S.-Mexico cross-border, intra-Mexico, intra-Canada, project cargo and customs brokerage. Examples of the industries serviced by the transportation logistics segment include automotive parts and assemblies, consumer durables, building products, metals, chemicals, foodstuffs, heavy machinery, retail, electronics and military equipment. In addition, the transportation logistics segment provides transportation services to other transportation companies, including third party logistics and less-than-truckload service providers. The independent commission sales agents market services provided by the transportation logistics segment. Billings for freight transportation services are typically charged to customers on a per shipment basis for the physical transportation of freight and are referred to as transportation revenue. During the thirteen weeks ended April 1, 2023, revenue generated by BCO Independent Contractors, Truck Brokerage Carriers and railroads represented approximately 36%, 56% and 2%, respectively, of the Company’s consolidated revenue. Collectively, revenue generated by air and ocean cargo carriers represented approximately 4% of the Company’s consolidated revenue in the thirteen-week period ended April 1, 2023.

On May 6, 2020, the Company formed a new subsidiary that was subsequently renamed Landstar Blue, LLC (“Landstar Blue”). Landstar Blue arranges truckload brokerage services with a focus on the contract services market. Landstar Blue also helps the Company to develop and test digital technologies and processes for the benefit of all Landstar independent commission sales agents. On June 15, 2020, Landstar Blue completed the acquisition of an independent agent of the Company whose business focused on truckload brokerage services. The results of operations from Landstar Blue are presented as part of the Company’s transportation logistics segment. Revenue from Landstar Blue represented approximately 1% of the Company’s transportation logistics segment revenue in the thirteen-week period ended April 1, 2023.

The insurance segment is comprised of Signature Insurance Company (“Signature”), a wholly owned offshore insurance subsidiary, and Risk Management Claim Services, Inc. The insurance segment provides risk and claims management services to certain of Landstar’s operating subsidiaries. In addition, it reinsures certain risks of the Company’s BCO Independent Contractors and provides certain property and casualty insurance directly to certain of Landstar’s operating subsidiaries. Revenue at the insurance segment represents reinsurance premiums from third party insurance companies that provide insurance programs to BCO Independent Contractors where all or a portion of the risk is ultimately borne by Signature. Revenue at the insurance segment represented approximately 1% of the Company’s consolidated revenue for the thirteen-week period ended April 1, 2023.

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

Revenue

While customer demand, which is subject to overall economic conditions, ultimately drives increases or decreases in revenue, the Company primarily relies on its independent commission sales agents to establish customer relationships and generate revenue opportunities. Management’s emphasis with respect to revenue growth is on revenue generated by independent commission sales agents who on an annual basis generate $1 million or more of Landstar revenue (“Million Dollar Agents”). Management believes future revenue growth is primarily dependent on its ability to increase both the revenue generated by Million Dollar Agents and the number of Million Dollar Agents through a combination of recruiting new agents, increasing the revenue opportunities generated by existing independent commission sales agents and providing its independent commission sales agents with digital technologies they may use to grow revenue and increase efficiencies at their businesses. During the 2022 fiscal year, 625 independent commission sales agents generated $1 million or more of Landstar revenue and thus qualified as Million Dollar Agents. During the 2022 fiscal year, the average revenue generated by a Million Dollar Agent was $11,499,000 and revenue generated by Million Dollar Agents in the aggregate represented 97% of consolidated revenue.

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

	Thirteen Weeks Ended
	April 1, 2023	March 26, 2022
Revenue generated through (in thousands):
Truck transportation
Truckload:
Van equipment	$755,083	$1,081,206
Unsided/platform equipment	377,564	408,757
Less-than-truckload	31,558	33,720
Other truck transportation (1)	159,503	227,601

Total truck transportation	1,323,708	1,751,284
Rail intermodal	25,657	42,688
Ocean and air cargo carriers	61,093	152,057
Other (2)	25,217	24,570

	$1,435,675	$1,970,599

Revenue on loads hauled via BCO Independent Contractors included in total truck transportation	$519,526	$727,574
Number of loads:
Truck transportation
Truckload:
Van equipment	331,954	376,268
Unsided/platform equipment	127,572	131,829
Less-than-truckload	46,192	47,843
Other truck transportation (1)	58,062	85,930

Total truck transportation	563,780	641,870
Rail intermodal	7,760	12,630
Ocean and air cargo carriers	8,440	11,560

	579,980	666,060

Loads hauled via BCO Independent Contractors included in total truck transportation	232,550	262,240
Revenue per load:
Truck transportation
Truckload:
Van equipment	$2,275	$2,873
Unsided/platform equipment	2,960	3,101
Less-than-truckload	683	705
Other truck transportation (1)	2,747	2,649
Total truck transportation	2,348	2,728
Rail intermodal	3,306	3,380
Ocean and air cargo carriers	7,239	13,154
Revenue per load on loads hauled via BCO Independent Contractors	$2,234	$2,774
Revenue by capacity type (as a % of total revenue):
Truck capacity providers:
BCO Independent Contractors	36%	37%
Truck Brokerage Carriers	56%	52%
Rail intermodal	2%	2%
Ocean and air cargo carriers	4%	8%
Other	2%	1%

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

Expenses

Purchased transportation

Also critical to the Company’s success is its ability to secure capacity, particularly truck capacity, at rates that allow the Company to profitably transport customers’ freight. The following table summarizes the number of available truck capacity providers on the dates indicated:

	April 1, 2023	March 26, 2022
BCO Independent Contractors	9,996	11,089
Truck Brokerage Carriers:
Approved and active (1)	61,771	68,859
Other approved	30,893	28,094

	92,664	96,953

Total available truck capacity providers	102,660	108,042

Trucks provided by BCO Independent Contractors	10,809	11,935

(1)	Active refers to Truck Brokerage Carriers who moved at least one load in the 180 days immediately preceding the fiscal quarter end.

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

Landstar retains liability through a self-insured retention for commercial trucking claims up to $5 million per occurrence. Effective May 1, 2019, the Company entered into a three year commercial auto liability insurance arrangement for losses incurred between $5 million and $10 million (the “2019 Initial Excess Policy”) with a third party insurance company. The Company subsequently extended the 2019 Initial Excess Policy for one additional policy year, from May 1, 2022 through April 30, 2023. For commercial trucking claims incurred on or after May 1, 2022 through April 30, 2023, the extended 2019 Initial Excess Policy provides for a limit for a single loss of $5 million, with an aggregate limit of $10 million for the policy period ended April 30, 2023. Effective May 1, 2023, the Company entered into a new three year commercial auto liability insurance arrangement for losses incurred between $5 million and $10 million (the “2023 Initial Excess Policy”) with a third party insurance company. For commercial trucking claims incurred on or after May 1, 2023 through April 30, 2026, the 2023 Initial Excess Policy provides for an aggregate deductible of $18 million over the thirty-six month term ending April 30, 2026. After payment of the deductible, the 2023 Initial Excess Policy provides for a limit for a single loss of $5 million, with an aggregate limit of $15 million for the thirty-six month term ending April 30, 2026.

The Company also maintains third party insurance arrangements providing excess coverage for commercial trucking liabilities in excess of $10 million. These third party arrangements provide coverage on a per occurrence or aggregated basis. In recent years, there has been a significant increase in the occurrence of trials in courts throughout the United States involving catastrophic injury and fatality claims against commercial motor carriers that have resulted in verdicts in excess of $10 million. Within the transportation logistics industry, these verdicts are often referred to as “Nuclear Verdicts.” The increase in Nuclear Verdicts has had a significant impact on the cost of commercial auto liability claims throughout the United States. Due to the increasing cost of commercial auto liability claims, the availability of excess coverage has significantly decreased, and the pricing associated with such excess coverage, to the extent available, has significantly increased. Since the annual policy year ended April 30, 2020, as compared to the annual policy year ending April 30, 2024, the Company experienced an increase of approximately $21 million, or over 380%, in the premiums charged by third party insurance companies to the Company for excess coverage for commercial trucking liabilities in excess of $10 million.

Moreover, in recent years the Company has increased the level of its financial exposure to commercial trucking claims in excess of $10 million, including through the use of additional self-insurance, deductibles, aggregate loss limits, quota shares and other arrangements with third party insurance companies, based on the availability of coverage within certain excess insurance coverage layers and estimated cost differentials between proposed premiums from third party insurance companies and historical and actuarially projected losses experienced by the Company at various levels of excess insurance coverage. For example, with respect to a single hypothetical claim in the amount of $60 million incurred during the annual policy year ending April 30, 2024, the Company would have an aggregate financial exposure of approximately $25 million. Furthermore, the Company’s third party insurance arrangements provide excess coverage up to an uppermost coverage layer, in excess of which the Company retains additional financial exposure. No assurances can be given that the availability of excess coverage for commercial trucking claims will not continue to deteriorate, that the pricing associated with such excess coverage, to the extent available, will not continue to increase, nor that insurance coverage from third party insurers for excess coverage of commercial trucking claims will even be available on commercially reasonable terms at certain levels. Moreover, the occurrence of a Nuclear Verdict, or the settlement of a catastrophic injury and/or fatality claim that could have otherwise resulted in a Nuclear Verdict, could have a material adverse effect on Landstar’s cost of insurance and claims and its results of operations.

Further, the Company retains liability of up to $2,000,000 for each general liability claim, $250,000 for each workers’ compensation claim and up to $250,000 for each cargo claim. In addition, under reinsurance arrangements by Signature of certain risks of the Company’s BCO Independent Contractors, the Company retains liability of up to $500,000, $1,000,000 or $2,000,000 with respect to certain occupational accident claims and up to $750,000 with respect to certain workers’ compensation claims. The Company’s exposure to liability associated with accidents incurred by Truck Brokerage Carriers, railroads and air and ocean cargo carriers who transport freight on behalf of the Company is reduced by various factors including the extent to which such carriers maintain their own insurance coverage. A material increase in the frequency or severity of accidents, cargo claims or workers’ compensation claims or the material unfavorable development of existing claims could have a material adverse effect on Landstar’s cost of insurance and claims and its results of operations.

Selling, general and administrative

During the thirteen-week period ended April 1, 2023, employee compensation and benefits accounted for approximately 62% of the Company’s selling, general and administrative costs. Employee compensation and benefits include wages and employee benefit costs as well as incentive compensation and stock-based compensation expense. Incentive compensation and stock-based compensation expense is highly variable in nature in comparison to wages and employee benefit costs.

Depreciation and amortization

Depreciation and amortization primarily relate to depreciation of trailing equipment and information technology hardware and software.

Costs of revenue

The Company incurs costs of revenue related to the transportation of freight and, to a much lesser extent, to reinsurance premiums received by Signature. Costs of revenue include variable costs of revenue and other costs of revenue. Variable costs of revenue include purchased transportation and commissions to agents, as these costs are entirely variable on a shipment-by-shipment basis. Other costs of revenue include fixed costs of revenue and semi-variable costs of revenue, where such costs may vary over time based on certain economic factors or operational metrics such as the number of Company-controlled trailers, the number of BCO Independent Contractors, the frequency and severity of insurance claims, the number of miles traveled by BCO Independent Contractors, or the number and/or scale of information technology projects in process or in-service to support revenue generating activities, rather than on a shipment-by-shipment basis. Other costs of revenue associated with the transportation of freight include: (i) other operating costs, primarily consisting of trailer maintenance and BCO Independent Contractor recruiting and qualification costs, as reported in the Company’s Consolidated Statements of Income, (ii) transportation-related insurance premiums paid and claim costs incurred, included as a portion of insurance and claims in the Company’s Consolidated Statements of Income, (iii) costs incurred related to internally developed software including ASC 350-40 amortization, implementation costs, hosting costs and other support costs utilized to support the Company’s independent commission sales agents, third party capacity providers, and customers, included as a portion of depreciation and amortization and of selling, general and administrative in the Company’s Consolidated Statements of Income; and (iv) depreciation on Company-owned trailing equipment, included as a portion of depreciation and amortization in the Company’s Consolidated Statements of Income. Other costs of revenue associated with reinsurance premiums received by Signature are comprised of broker commissions and other fees paid related to the administration of insurance programs to BCO Independent Contractors and are included in selling, general and administrative in the Company’s Consolidated Statements of Income. In addition to costs of revenue, the Company incurs various other costs relating to its business, including most selling, general and administrative costs and portions of costs attributable to insurance and claims and depreciation and amortization. Management continually monitors all components of the costs incurred by the Company and establishes annual cost budgets that, in general, are used to benchmark costs incurred on a monthly basis.

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

The reconciliations of gross profit to variable contribution and gross profit margin to variable contribution margin are each presented below:

	Thirteen Weeks Ended
	April 1, 2023	March 26, 2022
Revenue	$1,435,675	$1,970,599
Costs of revenue:
Purchased transportation	1,101,294	1,550,330
Commissions to agents	125,675	149,778

Variable costs of revenue	1,226,969	1,700,108
Trailing equipment depreciation	8,369	9,083
Information technology costs	6,751	4,046
Insurance-related costs (1)	28,260	31,655
Other operating costs	12,378	11,141

Other costs of revenue	55,758	55,925

Total costs of revenue	1,282,727	1,756,033

Gross profit	$152,948	$214,566

Gross profit margin	10.7%	10.9%
Plus: other costs of revenue	55,758	55,925

Variable contribution	$208,706	$270,491
Variable contribution margin	14.5%	13.7%

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

In general, variable contribution margin on revenue generated by BCO Independent Contractors represents a fixed percentage due to the nature of the contracts that pay a fixed percentage of revenue to both the BCO Independent Contractors and independent commission sales agents. For revenue generated by Truck Brokerage Carriers, variable contribution margin may be either a fixed or variable percentage, depending on the contract with each individual independent commission sales agent. Variable contribution margin on revenue generated from shipments hauled by railroads, air cargo carriers, ocean cargo carriers and Truck Brokerage Carriers, other than those under retention contracts, is variable in nature, as the Company’s contracts with independent commission sales agents provide commissions to agents at a contractually agreed upon percentage of the amount represented by revenue less purchased transportation for these types of shipments. Approximately 41% of the Company’s consolidated revenue in the thirteen-week period ended April 1, 2023 was generated under transactions that pay a fixed percentage of revenue to the third party capacity provider and/or agents while 59% was generated under transactions that pay a variable percentage of revenue to the third party capacity provider and/or agents.

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

	Thirteen Weeks Ended
	April 1, 2023	March 26, 2022
Gross profit	$152,948	$214,566
Operating income	$101,284	$162,833
Operating income as % of gross profit	66.2%	75.9%
Variable contribution	$208,706	$270,491
Operating income	$101,284	$162,833
Operating income as % of variable contribution	48.5%	60.2%

The decrease in operating income as a percentage of gross profit from the 2022 thirteen-week period to the 2023 thirteen-week period primarily resulted from the effect of decreased gross profit on the Company’s fixed cost infrastructure, primarily certain components of selling, general and administrative costs.

The decrease in operating income as a percentage of variable contribution from the 2022 thirteen-week period to the 2023 thirteen-week period primarily resulted from (1) the effect of decreased variable contribution on the Company’s fixed cost infrastructure, primarily certain components of selling, general and administrative costs and (2) the impact of increased other operating costs and depreciation and amortization during the 2023 thirteen-week period.

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

THIRTEEN WEEKS ENDED APRIL 1, 2023 COMPARED TO THIRTEEN WEEKS ENDED MARCH 26, 2022

Revenue for the 2023 thirteen-week period was $1,435,675,000, a decrease of $534,924,000, or 27%, compared to the 2022 thirteen-week period. Transportation revenue decreased $534,493,000, or 27%. The decrease in transportation revenue was attributable to decreased revenue per load of approximately 17% and a decreased number of loads hauled of approximately 13% compared to the 2022 thirteen-week period. Reinsurance premiums were $18,829,000 and $19,260,000 for the 2023 and 2022 thirteen-week periods, respectively. The decrease in revenue from reinsurance premiums was primarily attributable to a decrease in the average number of trucks provided by BCO Independent Contractors in the 2023 thirteen-week period compared to the 2022 thirteen-week period, partially offset by an increase in the aggregate value of equipment insured by BCO Independent Contractors under a physical damage program reinsured by Signature in the 2023 thirteen-week period compared to the 2022 thirteen-week period.

Truck transportation revenue generated by BCO Independent Contractors and Truck Brokerage Carriers (together, the “third party truck capacity providers”) for the 2023 thirteen-week period was $1,323,708,000, representing 92% of total revenue, a decrease of $427,576,000, or 24%, compared to the 2022 thirteen-week period. Revenue per load on loads hauled by third party truck capacity providers decreased approximately 14% compared to the 2022 thirteen-week period, and the number of loads hauled by third party truck capacity providers decreased approximately 12% in the 2023 thirteen-week period compared to the 2022 thirteen-week period.

The decrease in revenue per load on loads hauled via truck was primarily due to pricing pressure throughout the 2023 thirteen-week period as industry-wide truck capacity was significantly more readily available as compared to the 2022 thirteen-week period, during which pandemic-related supply chain disruption was at a high point. Revenue per load on loads hauled via van equipment decreased 21%, on loads hauled via unsided/platform equipment decreased 5% and on less-than-truckload loadings decreased 3%, while revenue per load on loads hauled by other truck transportation services increased 4% as compared to the 2022 thirteen-week period.

The decrease in the number of loads hauled via truck compared to the 2022 thirteen-week period was primarily due to a decrease in demand from the near-record high levels experienced in the 2022 thirteen-week period for the Company’s van services and power-only services included in other truck transportation services, which tend to be more correlated with U.S. consumer demand. Loads hauled via other truck transportation services decreased 32%, loads hauled via van equipment decreased 12%, loads hauled via unsided/platform equipment decreased 3% and less-than-truckload loadings decreased 3% as compared to the 2022 thirteen-week period.

Fuel surcharges billed to customers on revenue generated by BCO Independent Contractors are excluded from revenue. Fuel surcharges on Truck Brokerage Carrier revenue identified separately in billings to customers and included as a component of Truck Brokerage Carrier revenue were $42,935,000 and $37,485,000 in the 2023 and 2022 thirteen-week periods, respectively. It should be noted that billings to many customers of the Company’s truck brokerage services include a single all-in rate that do not separately identify fuel surcharges on loads hauled via Truck Brokerage Carriers. Accordingly, the overall impact of changes in fuel prices on revenue and revenue per load on loads hauled via truck is likely to be greater than that indicated.

Transportation revenue generated by rail intermodal, air cargo and ocean cargo carriers (collectively, the “multimode capacity providers”) for the 2023 thirteen-week period was $86,750,000, or 6% of total revenue, a decrease of $107,995,000, or 55%, compared to the 2022 thirteen-week period. Revenue per load on revenue generated by multimode capacity providers decreased approximately 33% in the 2023 thirteen-week period compared to the 2022 thirteen-week period, and the number of loads hauled by multimode capacity providers also decreased approximately 33% over the same period. Revenue per load on loads hauled via ocean, air and rail intermodal decreased 48%, 13% and 2%, respectively, during the 2023 thirteen-week period as compared to the 2022 thirteen-week period. The decrease in revenue per load on loads hauled by ocean cargo carriers was primarily related to the impact of global supply chain disruptions during the 2022 thirteen-week period, which were particularly acute with respect to international ocean freight. Revenue per load on revenue generated by multimode capacity providers is influenced by many factors, including revenue mix among the various modes of transportation used, length of haul, complexity of freight, density of freight lanes, fuel costs and availability of capacity. The decrease in the number of loads hauled by multimode capacity providers was due to a 39% decrease in rail loadings, a 32% decrease in ocean loadings and a 9% decrease in air loadings. The 39% decrease in rail loadings was broad-based across several agencies and customers, the 32% decrease in ocean loadings was due to a broad-based decrease in demand across many customers for the Company’s ocean services and the 9% decrease in air loadings was entirely attributable to decreased loadings at one specific customer.

Purchased transportation was 76.7% and 78.7% of revenue in the 2023 and 2022 thirteen-week periods, respectively. The decrease in purchased transportation as a percentage of revenue was primarily due to (i) a decreased rate of purchased transportation on revenue generated by Truck Brokerage Carriers and (ii) a decreased percentage of revenue generated by multimode capacity providers, which typically has a higher rate of purchased transportation than third party truck capacity providers, partially offset by an increased percentage of revenue generated by Truck Brokerage Carriers, which typically has a higher rate of purchased transportation than revenue generated by BCO Independent Contractors. Commissions to agents were 8.8% and 7.6% of revenue in the 2023 and 2022 thirteen-week periods, respectively. The increase in commissions to agents as a percentage of revenue was primarily attributable to a decreased cost of purchased transportation as a percentage of revenue on revenue generated by Truck Brokerage Carriers.

Investment income was $1,368,000 and $721,000 in the 2023 and 2022 thirteen-week periods, respectively. The increase in investment income was primarily attributable to higher average rates of return on investments in the 2023 thirteen-week period, partially offset by a lower average investment balance held by the insurance segment during the 2023 thirteen-week period.

Other operating costs increased $1,237,000 in the 2023 thirteen-week period compared to the 2022 thirteen-week period. The increase in other operating costs compared to the prior year was primarily due to (i) increased trailing equipment maintenance costs as a result of (x) increased labor and parts costs charged by the Company’s network of third party trailer maintenance facilities; and (y) an increased average trailer fleet size during the 2023 thirteen-week period and (ii) an increased provision for contractor bad debt, partially offset by increased gains on sales of operating property.

Insurance and claims decreased $3,121,000 in the 2023 thirteen-week period compared to the 2022 thirteen-week period. The decrease in insurance and claims expense compared to the prior year was primarily due to decreased net unfavorable development of prior years’ claims in the 2023 thirteen-week period and decreased severity of current year trucking claims during the 2023 thirteen-week period, partially offset by increased insurance premiums, primarily for commercial auto and excess liability coverage. During the 2023 and 2022 thirteen-week periods, insurance and claims costs included $1,855,000 and $4,273,000 of net unfavorable adjustments to prior years’ claims estimates, respectively.

Selling, general and administrative costs increased $854,000 in the 2023 thirteen-week period compared to the 2022 thirteen-week period. The increase in selling, general and administrative costs compared to prior year was primarily attributable to increased information technology costs and increased wages, almost entirely offset by a decreased provision for incentive compensation and decreased employee benefit costs, primarily attributable to decreased medical and pharmacy costs under the self-insured portion of the Company’s medical plan. Included in selling, general and administrative costs was incentive compensation expense of $1,421,000 and $5,199,000 for the 2023 and 2022 thirteen-week periods, respectively.

Depreciation and amortization increased $1,441,000 in the 2023 thirteen-week period compared to the 2022 thirteen-week period. The increase in depreciation and amortization expense was primarily due to increased depreciation on new and updated digital tools deployed for use by the Company’s network of agents, capacity providers and employees, partially offset by decreased trailing equipment depreciation.

The quarter-over-prior-year-quarter change in interest and debt (income) expense was $1,849,000, with net interest income of $726,000 in the 2023 thirteen-week period compared to net interest and debt expense of $1,123,000 in the 2022 thirteen-week period. The increase in interest and debt (income) expense was primarily attributable to increased interest income earned on cash balances held by the transportation logistics segment and decreased average borrowings on the Company’s revolving credit facility, as the Company had no borrowings during the 2023 period, partially offset by increased interest expense related to finance lease obligations.

The provisions for income taxes for the 2023 and 2022 thirteen-week periods were based on estimated annual effective income tax rates of 24.4% and 24.5%, respectively, adjusted for discrete events, such as benefits resulting from stock-based awards. The estimated annual effective income tax rate was higher than the statutory federal income tax rate of 21% in the 2023 period primarily attributable to state taxes and non-deductible meals and entertainment. The estimated annual effective income tax rate was higher than the statutory federal income tax rate of 21% in the 2022 period primarily attributable to state taxes and non-deductible executive compensation. The effective income tax rate for the 2023 thirteen-week period was 23.3%, which was lower than the estimated annual effective income tax rate of 24.4%, primarily attributable to excess tax benefits realized on stock-based awards. The effective income tax rate for the 2022 thirteen-week period was 22.8%, which was lower than the estimated annual effective income tax rate of 24.5%, primarily attributable to excess tax benefits realized on stock-based awards.

Net income was $78,195,000, or $2.17 per diluted share, in the 2023 thirteen-week period. Net income was $124,839,000, or $3.34 per diluted share, in the 2022 thirteen-week period.

CAPITAL RESOURCES AND LIQUIDITY

Working capital and the ratio of current assets to current liabilities were $612,548,000 and 1.8 to 1, respectively, at April 1, 2023, compared with $561,255,000 and 1.6 to 1, respectively, at December 31, 2022. Landstar has historically operated with current ratios within the range of 1.5 to 1 to 2.0 to 1. Cash provided by operating activities was $139,035,000 in the 2023 thirteen-week period compared with $94,965,000 in the 2022 thirteen-week period. The increase in cash flow provided by operating activities was primarily attributable to the timing of collections of trade receivables, partially offset by decreased net income.

The Company declared and paid $0.30 per share, or $10,806,000 in the aggregate, in cash dividends during the thirteen-week period ended April 1, 2023 and, during such period, also paid $71,854,000 of dividends payable which were declared in December 2022 and included in current liabilities in the consolidated balance sheet at December 31, 2022. The Company declared and paid $0.25 per share, or $9,324,000 in the aggregate, in cash dividends during the thirteen-week period ended March 26, 2022 and, during such period, also paid $75,387,000 of dividends payable which were declared in December 2021 and included in current liabilities in the consolidated balance sheet at December 25, 2021. During the thirteen-week period ended April 1, 2023, the Company purchased 89,661 shares of its common stock at a total cost of $15,433,000. During the thirteen-week period ended March 26, 2022, the Company purchased 693,550 shares of its common stock at a total cost of $109,332,000. As of April 1, 2023, the Company may purchase in the aggregate up to 2,910,339 shares of its common stock under its authorized stock purchase programs. Long-term debt, including current maturities, was $93,992,000 at April 1, 2023, $9,408,000 lower than at December 31, 2022.

Shareholders’ equity was $935,652,000, or 91% of total capitalization (defined as long-term debt including current maturities plus equity), at April 1, 2023, compared to $887,221,000, or 90% of total capitalization, at December 31, 2022. The increase in shareholders’ equity was primarily the result of net income, partially offset by purchases of shares of the Company’s common stock and dividends declared by the Company in the 2023 thirteen-week period.

On July 1, 2022, Landstar entered into a second amended and restated credit agreement with a bank syndicate led by JPMorgan Chase Bank, N.A., as administrative agent (the “Credit Agreement”). The Credit Agreement, which matures July 1, 2027, provides for borrowing capacity in the form of a revolving credit facility of $300,000,000, $45,000,000 of which may be utilized in the form of letters of credit. The Credit Agreement also includes an “accordion” feature providing for a possible increase of up to an aggregate amount of borrowing capacity of $600,000,000.

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

At April 1, 2023, the Company had no borrowings outstanding and $33,492,000 of letters of credit outstanding under the Credit Agreement. At April 1, 2023, there was $266,508,000 available for future borrowings under the Credit Agreement and access to an additional $300,000,000 under the Credit Agreement’s “accordion” feature. In addition, the Company has $76,567,000 in letters of credit outstanding as collateral for insurance claims that are secured by investments totaling $85,074,000 at April 1, 2023. Investments, all of which are carried at fair value, include primarily investment-grade bonds, U.S. Treasury obligations and asset-backed securities having maturities of up to five years. Fair value of investments is based primarily on quoted market prices. See “Notes to Consolidated Financial Statements” included herein for further discussion on measurement of fair value of investments.

Historically, the Company has generated sufficient operating cash flow to meet its debt service requirements, fund continued growth, both organic and through acquisitions, complete or execute share purchases of its common stock under authorized share purchase programs, pay dividends and meet working capital needs. As an asset-light provider of integrated transportation management solutions, the Company’s annual capital requirements for operating property are generally for trailing equipment and information technology hardware and software. In addition, a significant portion of the trailing equipment available to the Company is provided by third party capacity providers, thereby reducing the Company’s capital requirements. During the 2023 thirteen-week period, the Company purchased $6,233,000 of operating property. Landstar anticipates acquiring either by purchase or lease financing during the remainder of fiscal year 2023 approximately $51,000,000 in operating property, consisting primarily of new trailing equipment to replace older trailing equipment and information technology equipment.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Landstar provides for the estimated costs of self-insured claims primarily on an actuarial basis. The amount recorded for the estimated liability for claims incurred is based upon the facts and circumstances known on the applicable balance sheet date. The ultimate resolution of these claims may be for an amount greater or less than the amount estimated by management. The Company continually revises its existing claim estimates as new or revised information becomes available on the status of each claim. Historically, the Company has experienced both favorable and unfavorable development of prior years’ claims estimates within its various programs. During the 2023 and 2022 thirteen-week periods, insurance and claims costs included $1,855,000 and $4,273,000 of net unfavorable adjustments to prior years’ claims estimates, respectively. It is reasonably likely that the ultimate outcome of settling all outstanding claims will be more or less than the estimated claims liability at April 1, 2023, primarily due to the inherent difficulty in estimating the severity of commercial trucking claims and the potential judgment or settlement amount that may be incurred in connection with the resolution of such claims.

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

SEASONALITY

Landstar’s operations are subject to seasonal trends common to the trucking industry. Historically, truckload shipments for the quarter ending in March are typically lower than for the quarters ending June, September and December. The COVID-19 global pandemic and related supply chain issues significantly disrupted these typical seasonal patterns. In particular, the Company’s 2022 fiscal year results did not reflect normal seasonal patterns. No assurances can be given regarding the extent to which or when trends common to the trucking industry and Landstar’s operations, in particular, will return to more typical, pre-pandemic, seasonal patterns.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to changes in interest rates as a result of its financing activities, primarily its borrowings on its revolving credit facility, if any, and investing activities with respect to investments held by the insurance segment.

On July 1, 2022, Landstar entered into the Second Amended and Restated Credit Agreement (the “Credit Agreement”) with a bank syndicate led by JPMorgan Chase Bank, N.A., as administrative agent. The Credit Agreement, which matures July 1, 2027, provides for borrowing capacity in the form of a revolving credit facility of $300,000,000, $45,000,000 of which may be utilized in the form of letters of credit. The Credit Agreement also includes an “accordion” feature providing for a possible increase of up to an aggregate amount of borrowing capacity of $600,000,000.

The revolving credit loans under the Credit Agreement as of April 1, 2023, at the option of Landstar, bear interest at (i) a forward-looking term rate based on the secured overnight financing rate plus 0.10% and an applicable margin ranging from 1.25% to 2.00%, or (ii) an alternate base rate plus an applicable margin ranging from 0.25% to 1.00%, in each case with the applicable margin determined based upon the Company’s Leverage Ratio, as defined in the Credit Agreement, at the end of the most recent applicable fiscal quarter for which financial statements have been delivered. The revolving credit facility bears a commitment fee, payable in arrears, of 0.20% to 0.30%, based on the Company’s Leverage Ratio at the end of the most recent applicable fiscal quarter for which financial statements have been delivered. During the entire first quarter of 2023 and as of April 1, 2023 and December 31, 2022, the Company had no borrowings outstanding under the Credit Agreement.

Long-term investments, all of which are available-for-sale and are carried at fair value, include primarily investment-grade bonds and asset-backed securities having maturities of up to five years. Assuming that the long-term portion of investments remains at $103,775,000, the balance at April 1, 2023, a hypothetical increase or decrease in interest rates of 100 basis points would not have a material impact on future earnings on an annualized basis. Short-term investments consist of short-term investment-grade instruments and the current maturities of investment-grade corporate bonds and asset-backed securities. Accordingly, any future interest rate risk on these short-term investments would not be material to the Company’s operating results.

Assets and liabilities of the Company’s Canadian and Mexican operations are translated from their functional currency to U.S. dollars using exchange rates in effect at the balance sheet date and revenue and expense accounts are translated at average monthly exchange rates during the period. Adjustments resulting from the translation process are included in accumulated other comprehensive income. Transactional gains and losses arising from receivable and payable balances, including intercompany balances, in the normal course of business that are denominated in a currency other than the functional currency of the operation are recorded in the statements of income when they occur. The assets held at the Company’s Canadian and Mexican subsidiaries at April 1, 2023 were collectively, as translated to U.S. dollars, less than 3% of total consolidated assets. Accordingly, translation gains or losses of 40% or less related to the Canadian and Mexican operations would not be material.

Item 4. Controls and Procedures

As of the end of the period covered by this quarterly report on Form 10-Q, an evaluation was carried out, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended). Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of April 1, 2023 to provide reasonable assurance that information required to be disclosed by the Company in reports that it filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There were no changes in the Company’s internal control over financial reporting during the first quarter of 2023, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

See Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Legal Matters”

Item 1A. Risk Factors

For a discussion identifying risk factors and other important factors that could cause actual results to differ materially from those anticipated, see the discussions under Part I, Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Notes to Consolidated Financial Statements” in this Quarterly Report on Form 10-Q.

Except as set forth below, there have been no material changes to the Risk Factors described in Part I “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 as filed with the SEC.

Increased severity or frequency of accidents and other claims or a material unfavorable development of existing claims. As noted above in Item 1, “Business — Factors Significant to the Company’s Operations — Self-Insured Claims,” potential liability associated with accidents in the trucking industry is severe and occurrences are unpredictable. Landstar retains liability through a self-insured retention for commercial trucking claims up to $5 million per occurrence. Effective May 1, 2019, the Company entered into a three year commercial auto liability insurance arrangement for losses incurred between $5 million and $10 million (the “2019 Initial Excess Policy”) with a third party insurance company. The Company subsequently extended the 2019 Initial Excess Policy for one additional policy year, from May 1, 2022 through April 30, 2023. For commercial trucking claims incurred on or after May 1, 2022 through April 30, 2023, the extended 2019 Initial Excess Policy provides for a limit for a single loss of $5 million, with an aggregate limit of $10 million for the policy period ended April 30, 2023. Effective May 1, 2023, the Company entered into a new three year commercial auto liability insurance arrangement for losses incurred between $5 million and $10 million (the “2023 Initial Excess Policy”) with a third party insurance company. For commercial trucking claims incurred on or after May 1, 2023 through April 30, 2026, the 2023 Initial Excess Policy provides for an aggregate deductible of $18 million over the thirty-six month term ending April 30, 2026. After payment of the deductible, the 2023 Initial Excess Policy provides for a limit for a single loss of $5 million, with an aggregate limit of $15 million for the thirty-six month term ending April 30, 2026.

The Company also maintains third party insurance arrangements providing excess coverage for commercial trucking liabilities in excess of $10 million. These third party arrangements provide coverage on a per occurrence or aggregated basis. In recent years, there has been a significant increase in the occurrence of trials in courts throughout the United States involving catastrophic injury and fatality claims against commercial motor carriers that have resulted in verdicts in excess of $10 million. Within the transportation logistics industry, these verdicts are often referred to as “Nuclear Verdicts.” The increase in Nuclear Verdicts has had a significant impact on the cost of commercial auto liability claims throughout the United States. Due to the increasing cost of commercial auto liability claims, the availability of excess coverage has significantly decreased, and the pricing associated with such excess coverage, to the extent available, has significantly increased. Since the annual policy year ended April 30, 2020, as compared to the annual policy year ending April 30, 2024, the Company experienced an increase of approximately $21 million, or over 380%, in the premiums charged by third party insurance companies to the Company for excess coverage for commercial trucking liabilities in excess of $10 million.

Moreover, in recent years the Company has increased the level of its financial exposure to commercial trucking claims in excess of $10 million, including through the use of additional self-insurance, deductibles, aggregate loss limits, quota shares and other arrangements with third party insurance companies, based on the availability of coverage within certain excess insurance coverage layers and estimated cost differentials between proposed premiums from third party insurance companies and historical and actuarially projected losses experienced by the Company at various levels of excess insurance coverage. For example, with respect to a single hypothetical claim in the amount of $60 million incurred during the annual policy year ending April 30, 2024, the Company would have an aggregate financial exposure of approximately $25 million. Furthermore, the Company’s third party insurance arrangements provide excess coverage up to an uppermost coverage layer, in excess of which the Company retains additional financial exposure. No assurances can be given that the availability of excess coverage for commercial trucking claims will not continue to deteriorate, that the pricing associated with such excess coverage, to the extent available, will not continue to increase, nor that insurance coverage from third party insurers for excess coverage of commercial trucking claims will even be available on commercially reasonable terms at certain levels. Moreover, the occurrence of a Nuclear Verdict, or the settlement of a catastrophic injury and/or fatality claim that could have otherwise resulted in a Nuclear Verdict, could have a material adverse effect on Landstar’s cost of insurance and claims and its results of operations.

Further, the Company retains liability of up to $2,000,000 for each general liability claim, up to $250,000 for each workers’ compensation claim and up to $250,000 for each cargo claim. In addition, under reinsurance arrangements by Signature of certain risks of the Company’s BCO Independent Contractors, the Company retains liability of up to $500,000, $1,000,000 or $2,000,000 with respect to certain occupational accident claims and up to $750,000 with respect to certain workers’ compensation claims. The Company’s exposure to liability associated with accidents incurred by Truck Brokerage Carriers, railroads and air and ocean cargo carriers who transport freight on behalf of the Company is reduced by various factors including the extent to which such carriers maintain their own insurance coverage. A material increase in the frequency or severity of accidents, cargo claims or workers’ compensation claims or the material unfavorable development of existing claims could have a material adverse effect on Landstar’s cost of insurance and claims and its results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Company

The following table provides information regarding the Company’s purchase of its common stock during the period from January 1, 2023 to April 1, 2023, the Company’s first fiscal quarter:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares That May Yet Be Purchased Under the Programs
December 31, 2022				3,000,000
January 1, 2023 – January 28, 2023	—	$—	—	3,000,000
January 29, 2023 – February 25, 2023	—	—	—	3,000,000
February 26, 2023 – April 1, 2023	89,661	172.13	89,661	2,910,339

Total	89,661	$172.13	89,661

On December 7, 2021, the Landstar System, Inc. Board of Directors authorized the Company to purchase up to 1,912,824 shares of the Company’s common stock from time to time in the open market and in privately negotiated transactions. On December 6, 2022, the Landstar System, Inc. Board of Directors authorized the Company to purchase up to 1,900,826 additional shares of the Company’s common stock from time to time in the open market and in privately negotiated transactions. As of April 1, 2023, the Company had authorization to purchase in the aggregate up to 2,910,339 shares of its common stock under these programs. No specific expiration date has been assigned to the December 7, 2021 or December 6, 2022 authorizations.

Dividends

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The exhibits listed on the Exhibit Index are furnished as part of this quarterly report on Form 10-Q.

EXHIBIT INDEX

Registrant’s Commission File No.: 0-21238

Exhibit No.	Description

(10.1)+	Letter Agreement, dated February 27, 2023, by and between Landstar System, Inc. and Robert S. Brasher (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed on February 27, 2023 (Commission File No. 0-21238)).

(31)	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.1 *	Chief Executive Officer certification, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Chief Financial Officer certification, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.1 **	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 **	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

+	Management contract or compensatory plan or arrangement
*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LANDSTAR SYSTEM, INC.

Date: May 5, 2023	/s/ James B. Gattoni
James B. Gattoni
President and Chief Executive Officer

Date: May 5, 2023	/s/ James P. Todd
James P. Todd
Vice President, Chief Financial Officer and Assistant Secretary