Form 10-Q
period 2023-07-01
LANDSTAR SYSTEM INC
filed 2023-08-04
CIK 853816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 1, 2023
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
of the Exchange Act).

Yes  ☐

No
☒
The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of the close of business on July 24, 2023 was 35,946,472.

Index
PART I – Financial Information

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
10-01
of Regulation
S-X
and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the twenty six weeks ended July 1, 2023 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 30, 2023.
These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s 2022 Annual Report on Form
10-K.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)
(Unaudited)

	July 1, 2023	December 31, 2022
ASSETS
Current Assets
Cash and cash equivalents	$360,528	$339,581
Short-term investments	58,574	53,955
Trade accounts receivable, less allowance of $12,715 and $12,121	848,839	967,793
Other receivables, including advances to independent contractors, less allowance of $13,673 and $10,579	64,079	56,235
Other current assets	41,667	21,826

Total current assets	1,373,687	1,439,390

Operating property, less accumulated depreciation and amortization of $417,364 and $393,274	297,066	314,990
Goodwill	42,166	41,220
Other assets	124,846	136,279

Total assets	$1,837,765	$1,931,879

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Cash overdraft	$57,216	$92,953
Accounts payable	478,688	527,372
Current maturities of long-term debt	31,560	36,175
Insurance claims	45,160	50,836
Dividends payable	—	71,854
Other current liabilities	80,202	98,945

Total current liabilities	692,826	878,135

Long-term debt, excluding current maturities	53,149	67,225
Insurance claims	57,240	58,268
Deferred income taxes and other noncurrent liabilities	40,989	41,030
Shareholders’ Equity
Common stock, $0.01 par value, authorized 160,000,000 shares, issued 68,497,324 and 68,382,310 shares	685	684
Additional paid-in capital	253,486	258,487
Retained earnings	2,759,128	2,635,960
Cost of 32,550,852 and 32,455,300 shares of common stock in treasury	(2,009,327)	(1,992,886)
Accumulated other comprehensive loss	(10,411)	(15,024)

Total shareholders’ equity	993,561	887,221

Total liabilities and shareholders’ equity	$1,837,765	$1,931,879

See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share amounts)
(Unaudited)

	Twenty Six Weeks Ended		Thirteen Weeks Ended
	July 1, 2023	June 25, 2022	July 1, 2023	June 25, 2022
Revenue	$2,809,532	$3,945,663	$1,373,857	$1,975,064
Investment income	3,852	1,307	2,484	586
Costs and expenses:
Purchased transportation	2,154,491	3,096,018	1,053,197	1,545,688
Commissions to agents	248,153	311,634	122,478	161,856
Other operating costs, net of gains on asset sales/dispositions	25,840	21,522	13,462	10,381
Insurance and claims	57,431	64,820	29,784	34,052
Selling, general and administrative	108,096	111,680	54,529	58,967
Depreciation and amortization	30,139	28,045	14,941	14,288

Total costs and expenses	2,624,150	3,633,719	1,288,391	1,825,232

Operating income	189,234	313,251	87,950	150,418
Interest and debt (income) expense	(1,033)	2,228	(307)	1,105

Income before income taxes	190,267	311,023	88,257	149,313
Income taxes	45,513	73,629	21,698	36,758

Net income	$144,754	$237,394	66,559	$112,555

Diluted earnings per share	$4.03	$6.39	$1.85	$3.05

Average diluted shares outstanding	35,962,000	37,162,000	35,941,000	36,905,000

Dividends per common share	$0.60	$0.50	$0.30	$0.25

See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(Unaudited)

	Twenty Six Weeks Ended		Thirteen Weeks Ended
	July 1, 2023	June 25, 2022	July 1, 2023	June 25, 2022
Net income	$144,754	$237,394	$66,559	$112,555
Other comprehensive income (loss):
Unrealized holding gains (losses) on available-for-sale investments, net of tax expense (benefit) of $214, ($2,025), ($92) and ($604)	782	(7,391)	(338)	(2,204)
Foreign currency translation gains (losses)	3,831	473	2,120	(802)

Other comprehensive income (loss)	4,613	(6,918)	1,782	(3,006)

Comprehensive income	$149,367	$230,476	$68,341	$109,549

See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Twenty Six Weeks Ended
	July 1, 2023	June 25, 2022
OPERATING ACTIVITIES
Net income	$144,754	$237,394
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	30,139	28,045
Non-cash interest charges	132	224
Provisions for losses on trade and other accounts receivable	7,268	6,359
Gains on sales/disposals of operating property	(2,884)	(1,213)
Deferred income taxes, net	(1,178)	5,999
Stock-based compensation	3,126	5,810
Changes in operating assets and liabilities:
Decrease (increase) in trade and other accounts receivable	103,842	(82,233)
Increase in other assets	(20,258)	(42,742)
(Decrease) increase in accounts payable	(48,684)	66,404
Decrease in other liabilities	(17,820)	(25,265)
(Decrease) increase in insurance claims	(6,704)	10,869

NET CASH PROVIDED BY OPERATING ACTIVITIES	191,733	209,651

INVESTING ACTIVITIES
Sales and maturities of investments	63,602	21,918
Purchases of investments	(55,507)	(23,883)
Purchases of operating property	(12,631)	(7,467)
Proceeds from sales of operating property	4,582	2,358
Purchase of non-marketable securities	—	(4,999)

NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	46	(12,073)

FINANCING ACTIVITIES
Decrease in cash overdraft	(35,737)	(2,875)
Dividends paid	(93,440)	(93,968)
Proceeds from exercises of stock options	28	56
Taxes paid in lieu of shares issued related to stock-based compensation plans	(9,162)	(10,269)
Purchases of common stock	(15,433)	(212,632)
Principal payments on finance lease obligations	(18,691)	(19,051)

NET CASH USED BY FINANCING ACTIVITIES	(172,435)	(338,739)

Effect of exchange rate changes on cash and cash equivalents	1,603	(190)

Increase (decrease) in cash, cash equivalents and restricted cash	20,947	(141,351)
Cash, cash equivalents and restricted cash at beginning of period	339,581	219,571

Cash and cash equivalents at end of period	$360,528	$78,220

See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Twenty Six and Thirteen Weeks Ended July 1, 2023 and June 25, 2022
(Dollars in thousands)
(Unaudited)

	Common Stock		Additional Paid-In	Retained	Treasury Stock at Cost		Accumulated Other Comprehensive	Total
	Shares	Amount	Capital	Earnings	Shares	Amount	(Loss) Income
Balance December 31, 2022	68,382,310	$684	$258,487	$2,635,960	32,455,300	$(1,992,886)	$(15,024)	$887,221
Net income				78,195				78,195
Dividends ($0.30 per share)				(10,806)				(10,806)
Purchases of common stock					89,661	(15,433)		(15,433)
Issuance of stock related to stock-based compensation plans	101,653	1	(7,201)		5,891	(1,008)		(8,208)
Stock-based compensation			1,852					1,852
Other comprehensive income							2,831	2,831

Balance April 1, 2023	68,483,963	$685	$253,138	$2,703,349	32,550,852	$(2,009,327)	$(12,193)	$935,652

Net income				66,559				66,559
Dividends ($0.30 per share)				(10,780)				(10,780)
Issuance of stock related to stock-based compensation plans	13,361		(926)					(926)
Stock-based compensation			1,274					1,274
Other comprehensive income							1,782	1,782

Balance July 1, 2023	68,497,324	$685	$253,486	$2,759,128	32,550,852	$(2,009,327)	$(10,411)	$993,561

	Common Stock		Additional Paid-In	Retained	Treasury Stock at Cost		Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	Loss	Total
Balance December 25, 2021	68,232,975	$682	$255,148	$2,317,184	30,539,235	$(1,705,601)	$(5,403)	$862,010
Net income				124,839				124,839
Dividends ($0.25 per share)				(9,324)				(9,324)
Purchases of common stock					693,550	(109,332)		(109,332)
Issuance of stock related to stock-based compensation plans	137,176	2	(8,913)		10,033	(1,216)		(10,127)
Stock-based compensation			1,995					1,995
Other comprehensive loss							(3,912)	(3,912)

Balance March 26, 2022	68,370,151	$684	$248,230	$2,432,699	31,242,818	$(1,816,149)	$(9,315)	$856,149

Net income				112,555				112,555
Dividends ($0.25 per share)				(9,257)				(9,257)
Purchases of common stock					703,211	(103,300)		(103,300)
Issuance of stock related to stock-based compensation plans	6,783	—	—		587	(86)		(86)
Stock-based compensation			3,815					3,815
Other comprehensive loss							(3,006)	(3,006)

Balance June 25, 2022	68,376,934	$684	$252,045	$2,535,997	31,946,616	$(1,919,535)	$(12,321)	$856,870

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
twenty-six-week
and thirteen-week periods ended July 1, 2023 and June 25, 2022 (dollars in thousands):

	Twenty Six Weeks Ended		Thirteen Weeks Ended
Mode	July 1, 2023	June 25, 2022	July 1, 2023	June 25, 2022
Truck – BCO Independent Contractors	37%	36%	38%	35%
Truck – Truck Brokerage Carriers	55%	53%	53%	54%
Rail intermodal	2%	2%	2%	2%
Ocean and air cargo carriers	5%	8%	5%	8%
Truck Equipment Type
Van equipment	$1,458,124	$2,108,143	$703,041	$1,026,938
Unsided/platform equipment	$772,336	$883,032	$394,772	$474,274
Less-than-truckload	$62,673	$70,651	$31,115	$36,931
Other truck transportation (1)	$277,520	$436,656	$118,017	$209,055

(1)
Includes power-only, expedited, straight truck, cargo van, and miscellaneous other truck transportation revenue generated by the transportation logistics segment. Power-only refers to shipments where the Company furnishes a power unit and an operator but not trailing equipment, which is typically provided by the shipper or consignee
.

(2) Share-based Payment Arrangements
As of July 1, 2023, the Company has an employee equity incentive plan, the 2011 equity incentive plan (the “2011 EIP”). The Company also has a stock compensation plan for members of its Board of Directors, the 2022 Directors Stock Compensation Plan (the “2022 DSCP”), which replaced the Amended and Restated 2013 Directors Stock Compensation Plan (as amended and restated, the “2013 DSCP”). The provisions of the 2022 DSCP are substantially similar to the provisions of the 2013 DSCP. 6,000,000 shares of the Company’s common stock were authorized for issuance under the 2011 EIP and 200,000 shares of the Company’s common stock were authorized for issuance under the 2022 DSCP. The 2011 EIP, 2013 DSCP and 2022 DSCP are each referred to herein as a “Plan,” and, collectively, as the “Plans.” Amounts recognized in the financial statements with respect to these Plans are as follows (in thousands):

	Twenty Six Weeks Ended		Thirteen Weeks Ended
	July 1, 2023	June 25, 2022	July 1, 2023	June 25, 2022
Total cost of the Plans during the period	$3,126	$5,810	$1,274	$3,815
Amount of related income tax benefit recognized during the period	(3,592)	(4,270)	(841)	(910)

Net cost of the Plans during the period	$(466)	$1,540	$433	$2,905

Included in income tax benefits recognized in the
twenty-six-week
periods ended July 1, 2023 and June 25, 2022 were excess tax benefits from stock-based awards of $2,825,000 and $2,844,000, respectively.
As of July 1, 2023, there were 187,260 shares of the Company’s common stock reserved for issuance under the 2022 DSCP and 3,011,856 shares of the Company’s common stock reserved for issuance under the 2011 EIP.
Restricted Stock Units
The following table summarizes information regarding the Company’s outstanding restricted stock unit (“RSU”) awards with either a performance condition or a market condition under the Plans:

	Number of RSUs	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2022	151,780	$115.80
Granted	41,317	$165.14
Shares earned in excess of target (1)	79,176	$98.39
Vested shares, including shares earned in excess of target	(137,861)	$97.97
Forfeited	(554)	$136.18

Outstanding at July 1, 2023	133,858	$139.01

(1)
Represents additional shares earned under the February 1, 2019 and January 31, 2020 RSU awards as fiscal year 2022 financial results exceeded target performance level and under the April 24, 2018 and July 1, 2019 RSU awards as total shareholder return during the applicable performance period exceeded target performance level under each of those awards.

During the
twenty-six-week
period ended July 1, 2023, the Company granted RSUs with a performance condition. Outstanding RSUs at both December 31, 2022 and July 1, 2023 include RSUs with a performance condition and RSUs with a market condition, as further described below and in the Company’s 2022 Annual Report on Form
10-K.
RSUs with a performance condition granted on February 3, 2023 may vest on January 31 of 2026, 2027 and 2028 based on growth in operating income and pre-tax
income per diluted share from continuing operations as compared to the results from the 2022 fiscal year.
The Company recognized approximately
$1,294,000 and $4,203,000 of share-based compensation expense related to RSU awards in the twenty-six-week
periods ended July 1, 2023 and June 25, 2022, respectively. As of July 1, 2023, there was a maximum of $29.8 million of total unrecognized compensation cost related to RSU awards granted under the Plans with an expected average remaining life of approximately
3.7 years. With respect to RSU awards with a performance condition, the amount of future compensation expense to be recognized will be determined based on future operating results.

1
1

Non-vested
Restricted Stock and Deferred Stock Units
The following table summarizes information regarding the Company’s outstanding shares of non-vested
restricted stock and Deferred Stock Units (defined below) under the Plans:

	Number of Shares and Deferred Stock Units	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2022	47,795	$138.30
Granted	22,714	$179.32
Vested	(23,640)	$138.23

Non-vested at July 1, 2023	46,869	$158.22

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
As of July 1, 2023, there was $5,691,000 of total unrecognized compensation cost related to non-vested
shares of restricted stock and Deferred Stock Units granted under the Plans. The unrecognized compensation cost related to these non-vested
shares of restricted stock and Deferred Stock Units is expected to be recognized over a weighted average period of 2.1 years.
Stock Options
All 1,900 stock options outstanding and exercisable at December 31, 2022 were exercised at an exercise price of $56.40 as of January 31, 2023, following which the Company had no remaining issued and outstanding vested or unvested stock options.
The total intrinsic value of stock options exercised during the twenty-six-week
periods ended July 1, 2023 and June 25, 2022 was $218,000 and $369,000, respectively.
As of July 1, 2023, there was no unrecognized compensation cost related to non-vested
stock options granted under the Plans.
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
twenty-six-week
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

1
2

For each of the
twenty-six-week
periods ended July 1, 2023 and June 25, 2022, no options outstanding to purchase shares of common stock were antidilutive. Outstanding RSUs were excluded from the calculation of diluted earnings per share for all periods because the performance metric requirements or market condition for vesting had not been satisfied.
(5) Additional Cash Flow Information
During the 2023
twenty-six-week
period, Landstar paid income taxes and interest of $47,818,000 and $1,957,000, respectively. During the 2022 twenty-six-week
period, Landstar paid income taxes and interest of $95,730,000 and $2,098,000, respectively. Landstar did not acquire any operating property by entering into finance leases in the 2023 twenty-six-week
period. Landstar acquired operating property by entering into finance leases in the amount of $18,073,000 in the 2022 twenty-six-week
period.
(6) Segment Information
The following table summarizes information about the Company’s reportable business segments as of and for the twenty-six-week
and thirteen-week periods ended July 1, 2023 and June 25, 2022 (in thousands):

	Twenty Six Weeks Ended
	July 1, 2023			June 25, 2022
	Transportation Logistics	Insurance	Total	Transportation Logistics	Insurance	Total
External revenue	$2,772,439	$37,093	$2,809,532	$3,906,558	$39,105	$3,945,663
Internal revenue		52,178	52,178		52,870	52,870
Investment income		3,852	3,852		1,307	1,307
Operating income	158,853	30,381	189,234	291,890	21,361	313,251
Expenditures on long-lived assets	12,631		12,631	7,467		7,467
Goodwill	42,166		42,166	40,977		40,977

	Thirteen Weeks Ended
	July 1, 2023			June 25, 2022
	Transportation Logistics	Insurance	Total	Transportation Logistics	Insurance	Total
External revenue	$1,355,593	$18,264	$1,373,857	$1,955,219	$19,845	$1,975,064
Internal revenue		40,217	40,217		39,986	39,986
Investment income		2,484	2,484		586	586
Operating income	72,691	15,259	87,950	139,944	10,474	150,418
Expenditures on long-lived assets	6,398		6,398	3,858		3,858
In
the
twenty-
six
-week
periods ended July 1, 2023 and June 25, 2022, no single customer accounted for more than 10% of the Company’s consolidated revenue.
(7) Other Comprehensive Income
The following table presents the components of and changes in accumulated other comprehensive (loss) income, net of related income taxes, as of and for the twenty-six-week
period ended July 1, 2023 (in thousands):

	Unrealized Holding (Losses) Gains on Available-for-Sale Securities	Foreign Currency Translation	Total
Balance as of December 31, 2022	$(8,449)	$(6,575)	$(15,024)
Other comprehensive income	782	3,831	4,613

Balance as of July 1, 2023	$(7,667)	$(2,744)	$(10,411)

1
3

Amounts reclassified from accumulated other comprehensive income to investment income due to the realization of previously unrealized gains and losses in the accompanying consolidated statements of income were not significant for the twenty-six-week
period ended July 1, 2023.
(8) Investments
Investments include primarily investment-grade corporate bonds, U.S. treasury obligations and asset-backed securities having maturities of up to five years (the “bond portfolio”) and money market investments. Investments in the bond portfolio are reported as available-for-sale
and are carried at fair value. Investments maturing less than one year from the balance sheet date are included in short-term investments and investments maturing more than one year from the balance sheet date are included in other assets in the consolidated balance sheets. Management performs an analysis of the nature of the unrealized losses on available-for-sale
investments to determine whether an allowance for credit loss is necessary. Unrealized losses, representing the excess of the purchase price of an investment over its fair value as of the end of a period, considered to be a result of credit-related factors, are to be included as a charge in the statement of income, while unrealized losses considered to be a result of non-credit-related
factors are to be included as a component of shareholders’ equity. Investments whose values are based on quoted market prices in active markets are classified within Level 1. Investments that trade in markets that are not considered to be active, but are valued based on quoted market prices, are classified within Level 2. As Level 2 investments include positions that are not traded in active markets, valuations may be adjusted to reflect illiquidity and/or non-transferability,
which are generally based on available market information. Any transfers between levels are recognized as of the beginning of any reporting period. Fair value of the bond portfolio was determined using Level 1 inputs related to U.S. Treasury obligations and money market investments and Level 2 inputs related to investment-grade corporate bonds, asset-backed securities and direct obligations of government agencies. Unrealized losses, net of unrealized gains, on the investments in the bond portfolio were $9,767,000 and $10,763,000 at July 1, 2023 and December 31, 2022, respectively.
The amortized cost and fair values of
available-for-sale
investments are as follows at July 1, 2023 and December 31, 2022 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
July 1, 2023
Money market investments	$6,264	$—	$—	$6,264
Asset-backed securities	17,639	—	2,705	14,934
Corporate bonds and direct obligations of government agencies	121,137	1	6,962	114,176
U.S. Treasury obligations	16,058	1	102	15,957

Total	$161,098	$2	$9,769	$151,331

December 31, 2022
Money market investments	$21,910	$—	$—	$21,910
Asset-backed securities	18,905	—	2,889	16,016
Corporate bonds and direct obligations of government agencies	126,134	1	7,775	118,360
U.S. Treasury obligations	2,344	—	100	2,244

Total	$169,293	$1	$10,764	$158,530

1
4

For those
available-for-sale
investments with unrealized losses at July 1, 2023 and December 31, 2022, the following table summarizes the duration of the unrealized loss (in thousands):

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
July 1, 2023
Asset-backed securities	$—	$—	$14,934	$2,705	$14,934	$2,705
Corporate bonds and direct obligations of government agencies	19,035	262	93,141	6,700	112,176	6,962
U.S. Treasury obligations	6,223	14	2,259	88	8,482	102

Total	$25,258	$276	$110,334	$9,493	$135,592	$9,769

December 31, 2022
Asset-backed securities	$—	$—	$16,016	$2,889	$16,016	$2,889
Corporate bonds and direct obligations of government agencies	54,031	1,516	62,390	6,259	116,421	7,775
U.S. Treasury obligations	2,244	100	—	—	2,244	100

Total	$56,275	$1,616	$78,406	$9,148	$134,681	$10,764

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

1
5

The components of lease cost for finance leases and operating leases for the twenty six weeks ended July 1, 2023 were (in thousands):

Finance leases:
Amortization of right-of-use assets	$10,445
Interest on lease liability	1,452

Total finance lease cost	11,897
Operating leases:
Lease cost	1,751
Variable lease cost	—
Sublease income	(2,626)

Total net operating lease income	(875)

Total net lease cost	$11,022

A summary of the lease classification on our consolidated balance sheet as of July 1, 2023 is as follows (in thousands):

Assets:
Operating lease right-of-use assets	Other assets	$1,766
Finance lease assets	Operating property, less accumulated depreciation and amortization	125,947

Total lease assets		$127,713

Liabilities:
The following table reconciles the undiscounted cash flows for the finance and operating leases to the finance and operating lease liabilities recorded on the balance sheet at July 1, 2023 (in thousands):

	Finance Leases	Operating Leases
2023 Remainder	$18,669	$430
2024	28,843	735
2025	22,658	456
2026	14,530	128
2027	4,115	128
Thereafter	—	50

Total future minimum lease payments	88,815	1,927
Less amount representing interest (1.6% to 6.0%)	4,106	161

Present value of minimum lease payments	$84,709	$1,766

Current maturities of long-term debt	31,560
Long-term debt, excluding current maturities	53,149
Other current liabilities		800
Deferred income taxes and other noncurrent liabilities		966
The weighted average remaining lease term and the weighted average discount rate for finance and operating leases as of July 1, 2023 were:

	Finance Leases	Operating Leases
Weighted average remaining lease term (years)	3.1	2.9
Weighted average discount rate	3.0%	6.0%

1
6

(10) Debt
Other than the finance lease obligations as presented on the consolidated balance sheets, the Company had no outstanding debt as of July 1, 2023 and December 31, 2022.
On July 1, 2022, Landstar entered into a second amended and restated credit agreement with a bank syndicate led by JPMorgan Chase Bank, N.A., as administrative agent (the “Credit Agreement”). The Credit Agreement, which matures July 1, 2027, provides for borrowing capacity in the form of a revolving credit facility of $300,000,000, $45,000,000 of which may be utilized in the form of letters of credit. The Credit Agreement also includes an “accordion” feature providing for a possible increase of up to an aggregate amount of borrowing capacity of $600,000,000. As of July 1, 2023, the Company had no borrowings outstanding under the Credit Agreement.
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
(11) Commitments and Contingencies
Short-term investments include $58,574,000 in current maturities of investments held by the Company’s insurance segment at July 1, 2023. The non-current
portion of the bond portfolio of $92,757,000 is included in other assets. The short-term investments, together with $26,500,000 of non-current
investments, provide collateral for the $76,567,000 of letters of credit issued to guarantee payment of insurance claims. As of July 1, 2023, Landstar also had $33,492,000 of additional letters of credit outstanding under the Company’s Credit Agreement.
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

1
7

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
pandemic; an increase in the frequency or severity of accidents or other claims; unfavorable development of existing accident claims; dependence on third party insurance companies; dependence on independent commission sales agents; dependence on third party capacity providers; decreased demand for transportation services; U.S. trade relationships; substantial industry competition; disruptions or failures in the Company’s computer systems; cyber and other information security incidents; dependence on key vendors; potential changes in taxes; status of independent contractors; regulatory and legislative changes; regulations focused on diesel emissions and other air quality matters; intellectual property; and other operational, financial or legal risks or uncertainties detailed in Landstar’s Form
10-K
for the 2022 fiscal year, described in Item 1A “Risk Factors”, in Landstar’s Form
10-Q
for the quarterly period ended April 1, 2023, described in Part II, Item 1A “Risk Factors”, and in this report or in Landstar’s other Securities and Exchange Commission filings from time to time. These risks and uncertainties could cause actual results or events to differ materially from historical results or those anticipated. Investors should not place undue reliance on such forward-looking statements and the Company undertakes no obligation to publicly update or revise any forward-looking statements.
Introduction
Landstar System, Inc. and its subsidiary, Landstar System Holdings, Inc. (collectively referred to herein with their subsidiaries and other affiliated companies as “Landstar” or the “Company”), is a worldwide technology-enabled, asset-light provider of integrated transportation management solutions delivering safe, specialized transportation services to a broad range of customers utilizing a network of agents, third party capacity providers and employees. The Company offers services to its customers across multiple transportation modes, with the ability to arrange for individual shipments of freight to comprehensive third party logistics solutions to meet all of a customer’s transportation needs. Landstar provides services principally throughout the United States and to a lesser extent in Canada and Mexico, and between the United States and Canada, Mexico and other countries around the world. The Company’s services emphasize safety, information coordination and customer service and are delivered through a network of over 1,100 independent commission sales agents and over 97,000 third party capacity providers, primarily truck capacity providers, linked together by a series of digital technologies which are provided and coordinated by the Company. The nature of the Company’s business is such that a significant portion of its operating costs varies directly with revenue.
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
The transportation logistics segment provides a wide range of integrated transportation management solutions. Transportation services are provided by Landstar’s “Operating Subsidiaries”: Landstar Ranger, Inc., Landstar Inway, Inc., Landstar Ligon, Inc., Landstar Gemini, Inc., Landstar Transportation Logistics, Inc., Landstar Global Logistics, Inc., Landstar Express America, Inc., Landstar Canada, Inc., Landstar Metro, S.A.P.I. de C.V., and as further described below, Landstar Blue, LLC. Transportation services offered by the Company include truckload, less-than-truckload transportation and other truck transportation, rail intermodal, air cargo, ocean cargo, expedited ground and air delivery of time-critical freight, heavy-haul/specialized, U.S.-Canada and U.S.-Mexico cross-border, intra-Mexico, intra-Canada, project cargo and customs brokerage. Examples of the industries serviced by the transportation logistics segment include automotive parts and assemblies, consumer durables, building products, metals, chemicals, foodstuffs, heavy machinery, retail, electronics and military equipment. In addition, the transportation logistics segment provides transportation services to other transportation companies, including third party logistics and less-than-truckload service providers. The independent commission sales agents market services provided by the transportation logistics segment. Billings for freight transportation services are typically charged to customers on a per shipment basis for the physical transportation of freight and are referred to as transportation revenue. During the twenty-six-week
period ended July 1, 2023, revenue generated by BCO Independent Contractors, Truck Brokerage Carriers and railroads represented approximately 37%, 55% and 2%, respectively, of the Company’s consolidated revenue. Collectively, revenue generated by air and ocean cargo carriers represented approximately 5% of the Company’s consolidated revenue in the twenty-six-week
period ended July 1, 2023.
Landstar Blue, LLC (“Landstar Blue”) arranges truckload brokerage services with a focus on the contract services market. Landstar Blue also helps the Company to develop and test digital technologies and processes for the benefit of all Landstar independent commission sales agents. The results of operations from Landstar Blue are presented as part of the Company’s transportation logistics segment. Revenue from Landstar Blue represented approximately 1% of the Company’s transportation logistics segment revenue in the twenty-six-week
period ended July 1, 2023.
The insurance segment is comprised of Signature Insurance Company (“Signature”), a wholly owned offshore insurance subsidiary, and Risk Management Claim Services, Inc. The insurance segment provides risk and claims management services to certain of Landstar’s operating subsidiaries. In addition, it reinsures certain risks of the Company’s BCO Independent Contractors and provides certain property and casualty insurance directly to certain of Landstar’s operating subsidiaries. Revenue at the insurance segment represents reinsurance premiums from third party insurance companies that provide insurance programs to BCO Independent Contractors where all or a portion of the risk is ultimately borne by Signature. Revenue at the insurance segment represented approximately 1% of the Company’s consolidated revenue for the twenty-six-week
period ended July 1, 2023.
Changes in Financial Condition and Results of Operations
Management believes the Company’s success principally depends on its ability to generate freight revenue through its network of independent commission sales agents and to deliver freight safely and efficiently utilizing third party capacity providers. Management believes the most significant factors to the Company’s success include increasing revenue, sourcing capacity, empowering its network through technology-based tools and controlling costs, including insurance and claims.
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

	Twenty Six Weeks Ended		Thirteen Weeks Ended
	July 1, 2023	June 25, 2022	July 1, 2023	June 25, 2022
Revenue generated through (in thousands):
Truck transportation
Truckload:
Van equipment	$1,458,124	$2,108,143	$703,041	$1,026,938
Unsided/platform equipment	772,336	883,032	394,772	474,274
Less-than-truckload	62,673	70,651	31,115	36,931
Other truck transportation (1)	277,520	436,656	118,017	209,055

Total truck transportation	2,570,653	3,498,482	1,246,945	1,747,198
Rail intermodal	50,889	86,110	25,232	43,422
Ocean and air cargo carriers	136,534	310,904	75,441	158,847
Other (2)	51,456	50,167	26,239	25,597

	$2,809,532	$3,945,663	$1,373,857	$1,975,064

Revenue on loads hauled via BCO Independent Contractors included in total truck transportation	$1,034,881	$1,415,963	$515,355	$688,389
Number of loads:
Truck transportation
Truckload:
Van equipment	655,036	763,750	323,082	387,482
Unsided/platform equipment	263,185	279,345	135,613	147,516
Less-than-truckload	93,066	96,828	46,874	48,985
Other truck transportation (1)	110,373	166,747	52,311	80,817

Total truck transportation	1,121,660	1,306,670	557,880	664,800
Rail intermodal	15,390	24,220	7,630	11,590
Ocean and air cargo carriers	16,750	22,890	8,310	11,330

	1,153,800	1,353,780	573,820	687,720

Loads hauled via BCO Independent Contractors included in total truck transportation	463,910	527,830	231,360	265,590
Revenue per load:
Truck transportation
Truckload:
Van equipment	$2,226	$2,760	$2,176	$2,650
Unsided/platform equipment	2,935	3,161	2,911	3,215
Less-than-truckload	673	730	664	754
Other truck transportation (1)	2,514	2,619	2,256	2,587
Total truck transportation	2,292	2,677	2,235	2,628
Rail intermodal	3,307	3,555	3,307	3,747
Ocean and air cargo carriers	8,151	13,583	9,078	14,020
Revenue per load on loads hauled via BCO Independent Contractors	$2,231	$2,683	$2,228	$2,592
Revenue by capacity type (as a % of total revenue):
Truck capacity providers:
BCO Independent Contractors	37%	36%	38%	35%
Truck Brokerage Carriers	55%	53%	53%	54%
Rail intermodal	2%	2%	2%	2%
Ocean and air cargo carriers	5%	8%	5%	8%
Other	2%	1%	2%	1%

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

Expenses
Purchased transportation
Also critical to the Company’s success is its ability to secure capacity, particularly truck capacity, at rates that allow the Company to profitably transport customers’ freight. The following table summarizes the number of available truck capacity providers on the dates indicated:

	July 1, 2023	June 25, 2022
BCO Independent Contractors	9,748	11,023
Truck Brokerage Carriers:
Approved and active (1)	58,303	70,649
Other approved	29,503	29,454

	87,806	100,103

Total available truck capacity providers	97,554	111,126

Trucks provided by BCO Independent Contractors	10,548	11,887

(1)	Active refers to Truck Brokerage Carriers who moved at least one load in the 180 days immediately preceding the fiscal quarter end.
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
Other operating costs, net of gains on asset sales/dispositions
Maintenance costs for Company-provided trailing equipment, the provision for uncollectible advances and other receivables due from BCO Independent Contractors and independent commission sales agents and BCO Independent Contractor recruiting and qualification costs are the largest components of other operating costs. Also included in other operating costs are trailer rental costs and gains/losses, if any, on sales of Company-owned trailing equipment.

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
Selling, general and administrative
During the
twenty-six-week
period ended July 1, 2023, employee compensation and benefits accounted for approximately 60% of the Company’s selling, general and administrative costs. Employee compensation and benefits include wages and employee benefit costs as well as incentive compensation and stock-based compensation expense. Incentive compensation and stock-based compensation expense is highly variable in nature in comparison to wages and employee benefit costs.

Depreciation and amortization
Depreciation and amortization primarily relate to depreciation of trailing equipment and information technology hardware and software.
Costs of revenue
The Company incurs costs of revenue related to the transportation of freight and, to a much lesser extent, to reinsurance premiums received by Signature. Costs of revenue include variable costs of revenue and other costs of revenue. Variable costs of revenue include purchased transportation and commissions to agents, as these costs are entirely variable on a shipment-by-shipment
basis. Other costs of revenue include fixed costs of revenue and semi-variable costs of revenue, where such costs may vary over time based on certain economic factors or operational metrics such as the number of Company-controlled trailers, the number of BCO Independent Contractors, the frequency and severity of insurance claims, the number of miles traveled by BCO Independent Contractors, or the number and/or scale of information technology projects in process or in-service
to support revenue generating activities, rather than on a
shipment-by-shipment
basis. Other costs of revenue associated with the transportation of freight include: (i) other operating costs, primarily consisting of trailer maintenance, the provision for uncollectible advances and other receivables due from BCO Independent Contractors and independent commission sales agents and BCO Independent Contractor recruiting and qualification costs, as reported in the Company’s Consolidated Statements of Income, (ii) transportation-related insurance premiums paid and claim costs incurred, included as a portion of insurance and claims in the Company’s Consolidated Statements of Income, (iii) costs incurred related to internally developed software including ASC
350-40
amortization, implementation costs, hosting costs and other support costs utilized to support the Company’s independent commission sales agents, third party capacity providers, and customers, included as a portion of depreciation and amortization and of selling, general and administrative in the Company’s Consolidated Statements of Income; and (iv) depreciation on Company-owned trailing equipment, included as a portion of depreciation and amortization in the Company’s Consolidated Statements of Income. Other costs of revenue associated with reinsurance premiums received by Signature are comprised of broker commissions and other fees paid related to the administration of insurance programs to BCO Independent Contractors and are included in selling, general and administrative in the Company’s Consolidated Statements of Income. In addition to costs of revenue, the Company incurs various other costs relating to its business, including most selling, general and administrative costs and portions of costs attributable to insurance and claims and depreciation and amortization. Management continually monitors all components of the costs incurred by the Company and establishes annual cost budgets that, in general, are used to benchmark costs incurred on a monthly basis.
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

The reconciliations of gross profit to variable contribution and gross profit margin to variable contribution margin are each presented below:

	Twenty Six Weeks Ended		Thirteen Weeks Ended
	July 1, 2023	June 25, 2022	July 1, 2023	June 25, 2022
Revenue	$2,809,532	$3,945,663	$1,373,857	$1,975,064
Costs of revenue:
Purchased transportation	2,154,491	3,096,018	1,053,197	1,545,688
Commissions to agents	248,153	311,634	122,478	161,856

Variable costs of revenue	2,402,644	3,407,652	1,175,675	1,707,544
Trailing equipment depreciation	16,519	18,363	8,150	9,280
Information technology costs	13,493	9,039	6,742	4,993
Insurance-related costs (1)	58,382	66,441	30,122	34,786
Other operating costs	25,840	21,522	13,462	10,381

Other costs of revenue	114,234	115,365	58,476	59,440

Total costs of revenue	2,516,878	3,523,017	1,234,151	1,766,984

Gross profit	$292,654	$422,646	$139,706	$208,080

Gross profit margin	10.4%	10.7%	10.2%	10.5%
Plus: other costs of revenue	114,234	115,365	58,476	59,440

Variable contribution	$406,888	$538,011	$198,182	$267,520

Variable contribution margin	14.5%	13.6%	14.4%	13.5%

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

In general, variable contribution margin on revenue generated by BCO Independent Contractors represents a fixed percentage due to the nature of the contracts that pay a fixed percentage of revenue to both the BCO Independent Contractors and independent commission sales agents. For revenue generated by Truck Brokerage Carriers, variable contribution margin may be either a fixed or variable percentage, depending on the contract with each individual independent commission sales agent. Variable contribution margin on revenue generated from shipments hauled by railroads, air cargo carriers, ocean cargo carriers and Truck Brokerage Carriers, other than those under retention contracts, is variable in nature, as the Company’s contracts with independent commission sales agents provide commissions to agents at a contractually agreed upon percentage of the amount represented by revenue less purchased transportation for these types of shipments. Approximately 42% of the Company’s consolidated revenue in the twenty-six-week
period ended July 1, 2023 was generated under transactions that pay a fixed percentage of revenue to the third party capacity provider and/or agents while 58% was generated under transactions that pay a variable percentage of revenue to the third party capacity provider and/or agents.
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

	Twenty Six Weeks Ended		Thirteen Weeks Ended
	July 1, 2023	June 25, 2022	July 1, 2023	June 25, 2022
Gross profit	$292,654	$422,646	$139,706	$208,080
Operating income	$189,234	$313,251	$87,950	$150,418
Operating income as % of gross profit	64.7%	74.1%	63.0%	72.3%
Variable contribution	$406,888	$538,011	$198,182	$267,520
Operating income	$189,234	$313,251	$87,950	$150,418
Operating income as % of variable contribution	46.5%	58.2%	44.4%	56.2%
The decrease in operating income as a percentage of gross profit from both the 2022 twenty-six-week
period to the 2023
twenty-six-week
period and from the 2022 thirteen-week period to the 2023 thirteen-week period primarily resulted from the effect of decreased gross profit on the Company’s fixed cost infrastructure, primarily certain components of selling, general and administrative costs.
The decrease in operating income as a percentage of variable contribution from both the 2022 twenty-six-week
period to the 2023
twenty-six-week
period and from the 2022 thirteen-week period to the 2023 thirteen-week period primarily resulted from the effect of decreased variable contribution on the Company’s fixed cost infrastructure, primarily certain components of selling, general and administrative costs, partially offset by the impact of decreased incentive and equity compensation costs under the Company’s variable compensation programs and decreased insurance and claims costs.
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
TWENTY-SIX
WEEKS ENDED JULY 1, 2023 COMPARED TO
TWENTY-SIX
WEEKS ENDED JUNE 25, 2022
Revenue for the 2023
twenty-six-week
period was $2,809,532,000, a decrease of $1,136,131,000, or 29%, compared to the 2022 twenty-six-week
period. Transportation revenue decreased $1,134,119,000, or 29%. The decrease in transportation revenue was attributable to decreased revenue per load of approximately 17% and a decreased number of loads hauled of approximately 15% compared to the 2022 twenty-six-week
period. Reinsurance premiums were $37,093,000 and $39,105,000 for the 2023 and 2022 twenty-six-week
periods, respectively. The decrease in revenue from reinsurance premiums was primarily attributable to a decrease in the average number of trucks provided by BCO Independent Contractors in the 2023 twenty-six-week
period compared to the 2022
twenty-six-week
period, partially offset by an increase in the aggregate value of equipment insured by BCO Independent Contractors under a physical damage program reinsured by Signature in the 2023 twenty-six-week
period compared to the 2022
twenty-six-week
period.

Truck transportation revenue generated by BCO Independent Contractors and Truck Brokerage Carriers (together, the “third party truck capacity providers”) for the 2023 twenty-six-week
period was $2,570,653,000, representing 91% of total revenue, a decrease of $927,829,000, or 27%, compared to the 2022 twenty-six-week
period. Revenue per load on loads hauled by third party truck capacity providers decreased approximately 14% compared to the 2022 twenty-six-week
period, and the number of loads hauled by third party truck capacity providers also decreased approximately 14% in the 2023 twenty-six-week
period compared to the 2022
twenty-six-week
period.
The decrease in revenue per load on loads hauled via truck was primarily due to pricing pressure throughout the 2023 twenty-six-week
period as industry-wide truck capacity was significantly more readily available as compared to the 2022 twenty-six-week
period, during which pandemic-related supply chain disruption was at a high point. Revenue per load on loads hauled via van equipment decreased 19%, on less-than-truckload loadings decreased 8%, on loads hauled via unsided/platform equipment decreased 7% and on loads hauled by other truck transportation services decreased 4% as compared to the 2022 twenty-six-week
period.
The decrease in the number of loads hauled via truck compared to the 2022 twenty-six-week
period was primarily due to a decrease in demand from the record high levels experienced in the 2022 twenty-six-week
period for the Company’s van services and power-only services included in other truck transportation services, which tend to be more correlated with U.S. consumer demand. Loads hauled via other truck transportation services decreased 34%, loads hauled via van equipment decreased 14%, loads hauled via unsided/platform equipment decreased 6% and less-than-truckload loadings decreased 4% as compared to the 2022 twenty-six-week
period.
Fuel surcharges billed to customers on revenue generated by BCO Independent Contractors are excluded from revenue. Fuel surcharges on Truck Brokerage Carrier revenue identified separately in billings to customers and included as a component of Truck Brokerage Carrier revenue were $79,295,000 and $94,537,000 in the 2023 and 2022 twenty-six-week
periods, respectively. It should be noted that billings to many customers of the Company’s truck brokerage services include a single all-in
rate and do not separately identify fuel surcharges on loads hauled via Truck Brokerage Carriers. Accordingly, the overall impact of changes in fuel prices on revenue and revenue per load on loads hauled via truck is likely to be greater than that indicated.
Transportation revenue generated by rail intermodal, air cargo and ocean cargo carriers (collectively, the “multimode capacity providers”) for the 2023 twenty-six-week
period was $187,423,000, or 7% of total revenue, a decrease of $209,591,000, or 53%, compared to the 2022 twenty-six-week
period. The number of loads hauled by multimode capacity providers decreased approximately 32% in the 2023 twenty-six-week
period compared to the 2022
twenty-six-week
period, and revenue per load on revenue generated by multimode capacity providers decreased approximately 31% over the same period. The decrease in the number of loads hauled by multimode capacity providers was due to a 36% decrease in rail loadings, a 31% decrease in ocean loadings and a 13% decrease in air loadings. The 36% decrease in rail loadings was broad-based across several customers, the 31% decrease in ocean loadings was due to a broad-based decrease in demand across many customers for the Company’s ocean services and the 13% decrease in air loadings was primarily attributable to decreased loadings at one specific customer. Revenue per load on loads hauled via ocean, air and rail intermodal decreased 42%, 22% and 7%, respectively, during the 2023 twenty-six-week
period as compared to the 2022
twenty-six-week
period. The decrease in revenue per load on loads hauled by ocean cargo carriers was primarily related to the impact of global supply chain disruptions during the 2022 twenty-six-week
period, which were particularly acute with respect to international ocean freight. Revenue per load on revenue generated by multimode capacity providers is influenced by many factors, including revenue mix among the various modes of transportation used, length of haul, complexity of freight, density of freight lanes, fuel costs and availability of capacity.
Purchased transportation was 76.7% and 78.5% of revenue in the 2023 and 2022 twenty-six-week
periods, respectively. The decrease in purchased transportation as a percentage of revenue was primarily due to (i) a decreased rate of purchased transportation on revenue generated by Truck Brokerage Carriers and (ii) a decreased percentage of revenue generated by multimode capacity providers, which typically has a higher rate of purchased transportation than third party truck capacity providers. Commissions to agents were 8.8% and 7.9% of revenue in the 2023 and 2022 twenty-six-week
periods, respectively. The increase in commissions to agents as a percentage of revenue was primarily attributable to a decreased cost of purchased transportation as a percentage of revenue on revenue generated by Truck Brokerage Carriers.
Investment income was $3,852,000 and $1,307,000 in the 2023 and 2022 twenty-six-week
periods, respectively. The increase in investment income was attributable to higher average rates of return on investments and a higher average investment balance held by the insurance segment during the 2023 twenty-six-week
period.

Other operating costs increased $4,318,000 in the 2023
twenty-six-week
period compared to the 2022
twenty-six-week
period. The increase in other operating costs compared to the prior year was primarily due to (i) increased trailing equipment maintenance costs as a result of increased labor and parts costs charged by the Company’s network of third party trailer maintenance facilities; and (ii) an increased provision for contractor bad debt, partially offset by increased gains on sales of operating property.
Insurance and claims decreased $7,389,000 in the 2023
twenty-six-week
period compared to the 2022
twenty-six-week
period. The decrease in insurance and claims expense compared to the prior year was primarily due to decreased net unfavorable development of prior years’ claims in the 2023 twenty-six-week
period, decreased severity of current year trucking claims during the 2023 twenty-six-week
period and a decrease in BCO miles traveled in the 2023
twenty-six-week
period, partially offset by increased insurance premiums, primarily for commercial auto and excess liability coverage. During the 2023 and 2022 twenty-six-week
periods, insurance and claims costs included $2,831,000 and $5,381,000 of net unfavorable adjustments to prior years’ claims estimates, respectively.
Selling, general and administrative costs decreased $3,584,000 in the 2023 twenty-six-week
period compared to the 2022
twenty-six-week
period. The decrease in selling, general and administrative costs compared to prior year was primarily attributable to a decreased provision for incentive compensation, decreased stock-based compensation expense, a decreased provision for customer bad debt and decreased employee benefit costs, primarily attributable to decreased medical and pharmacy costs under the self-insured portion of the Company’s medical plan, partially offset by increased wages and increased information technology costs. Included in selling, general and administrative costs was incentive compensation expense of $323,000 and $9,723,000 for the 2023 and 2022 twenty-six-week
periods, respectively and stock-based compensation expense of $3,126,000 and $5,810,000 for the 2023 and 2022 twenty-six-week
periods, respectively.
Depreciation and amortization increased $2,094,000 in the 2023 twenty-six-week
period compared to the 2022
twenty-six-week
period. The increase in depreciation and amortization expense was primarily due to increased depreciation on new and updated digital tools deployed for use by the Company’s network of agents, capacity providers and employees, partially offset by decreased trailing equipment depreciation.
The year-over-prior-year change in interest and debt (income) expense was $3,261,000, with net interest income of $1,033,000 in the 2023 twenty-six-week
period compared to net interest and debt expense of $2,228,000 in the 2022 twenty-six-week
period. The increase in interest and debt (income) expense was primarily attributable to increased interest income earned on cash balances held by the transportation logistics segment and decreased average borrowings on the Company’s revolving credit facility, as the Company had no borrowings during the 2023 period, partially offset by increased interest expense related to finance lease obligations.
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
twenty-six-week
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
Net income was $144,754,000, or $4.03 per diluted share, in the 2023 twenty-six-week
period. Net income was $237,394,000, or $6.39 per diluted share, in the 2022 twenty-six-week
period.
THIRTEEN WEEKS ENDED JULY 1, 2023 COMPARED TO THIRTEEN WEEKS ENDED JUNE 25, 2022
Revenue for the 2023 thirteen-week period was $1,373,857,000, a decrease of $601,207,000, or 30%, compared to the 2022 thirteen-week period. Transportation revenue decreased $599,626,000, or 31%. The decrease in transportation revenue was attributable to decreased revenue per load of approximately 17% and also a decreased number of loads hauled of approximately 17% compared to the 2022 thirteen-week period. Reinsurance premiums were $18,264,000 and $19,845,000 for the 2023 and 2022 thirteen-week periods, respectively. The decrease in revenue from reinsurance premiums was primarily attributable to a decrease in the average number of trucks provided by BCO Independent Contractors in the 2023 thirteen-week period compared to the 2022 thirteen-week period, partially offset by an increase in the aggregate value of equipment insured by BCO Independent Contractors under a physical damage program reinsured by Signature in the 2023 thirteen-week period compared to the 2022 thirteen-week period.

Truck transportation revenue generated by third party truck capacity providers for the 2023 thirteen-week period was $1,246,945,000, representing 91% of total revenue, a decrease of $500,253,000, or 29%, compared to the 2022 thirteen-week period. The number of loads hauled by third party truck capacity providers decreased approximately 16% compared to the 2022 thirteen-week period, and revenue per load on loads hauled by third party truck capacity providers decreased approximately 15% in the 2023 thirteen-week period compared to the 2022 thirteen-week period.
The decrease in the number of loads hauled via truck compared to the 2022 thirteen-week period was primarily due to a decrease in demand from the near-record high levels experienced in the 2022 thirteen-week period for the Company’s van services and power-only services included in other truck transportation services, which tend to be more correlated with U.S. consumer demand. Loads hauled via other truck transportation services decreased 35%, loads hauled via van equipment decreased 17%, loads hauled via unsided/platform equipment decreased 8% and less-than-truckload loadings decreased 4% as compared to the 2022 thirteen-week period.
The decrease in revenue per load on loads hauled via truck was primarily due to pricing pressure throughout the 2023 thirteen-week period as industry-wide truck capacity was significantly more readily available as compared to the 2022 thirteen-week period, partially offset by an increased average length of haul during the 2023 thirteen-week period. Revenue per load on loads hauled via van equipment decreased 18%, on loads hauled by other truck transportation services decreased 13%, on less-than-truckload loadings decreased 12% and on loads hauled via unsided/platform equipment decreased 9% as compared to the 2022 thirteen-week period.
Fuel surcharges billed to customers on revenue generated by BCO Independent Contractors are excluded from revenue. Fuel surcharges on Truck Brokerage Carrier revenue identified separately in billings to customers and included as a component of Truck Brokerage Carrier revenue were $36,360,000 and $57,052,000 in the 2023 and 2022 thirteen-week periods, respectively.
Transportation revenue generated by multimode capacity providers for the 2023 thirteen-week period was $100,673,000, or 7% of total revenue, a decrease of $101,596,000, or 50%, compared to the 2022 thirteen-week period. The number of loads hauled by multimode capacity providers decreased approximately 30% in the 2023 thirteen-week period compared to the 2022 thirteen-week period, and revenue per load on revenue generated by multimode capacity providers decreased approximately 28% over the same period. The decrease in the number of loads hauled by multimode capacity providers was due to a 34% decrease in rail loadings, a 30% decrease in ocean loadings and a 16% decrease in air loadings. The 34% decrease in rail loadings was primarily attributable to decreased loadings at two specific agencies, the 30% decrease in ocean loadings was due to a broad-based decrease in demand across many customers for the Company’s ocean services and the 16% decrease in air loadings was primarily attributable to decreased loadings at one specific customer. Revenue per load on loads hauled via ocean, air and rail intermodal decreased 36%, 27% and 12%, respectively, during the 2023 thirteen-week period as compared to the 2022 thirteen-week period. The decrease in revenue per load on loads hauled by ocean and air cargo carriers was primarily related to the impact of global supply chain disruptions during the 2022 thirteen-week period, which were particularly acute with respect to international ocean and air freight. Revenue per load on revenue generated by multimode capacity providers is influenced by many factors, including revenue mix among the various modes of transportation used, length of haul, complexity of freight, density of freight lanes, fuel costs and availability of capacity.
Purchased transportation was 76.7% and 78.3% of revenue in the 2023 and 2022 thirteen-week periods, respectively. The decrease in purchased transportation as a percentage of revenue was primarily due to (i) a decreased rate of purchased transportation on revenue generated by Truck Brokerage Carriers and (ii) a decreased percentage of revenue generated by Truck Brokerage Carriers and multimode capacity providers, which typically have a higher rate of purchased transportation than that of BCO Independent Contractors. Commissions to agents were 8.9% and 8.2% of revenue in the 2023 and 2022 thirteen-week periods, respectively. The increase in commissions to agents as a percentage of revenue was primarily attributable to a decreased cost of purchased transportation as a percentage of revenue on revenue generated by Truck Brokerage Carriers.
Investment income was $2,484,000 and $586,000 in the 2023 and 2022 thirteen-week periods, respectively. The increase in investment income was primarily attributable to higher average rates of return on investments and a higher average investment balance held by the insurance segment during the 2023 thirteen-week period.
Other operating costs increased $3,081,000 in the 2023 thirteen-week period compared to the 2022 thirteen-week period. The increase in other operating costs compared to the prior year was primarily due to (i) an increased provision for contractor bad debt and (ii) increased trailing equipment maintenance costs as a result of increased labor and parts costs charged by the Company’s network of third party trailer maintenance facilities, partially offset by increased gains on sales of operating property.
Insurance and claims decreased $4,268,000 in the 2023 thirteen-week period compared to the 2022 thirteen-week period. The decrease in insurance and claims expense compared to the prior year was primarily due to decreased severity of current year trucking claims during the 2023 thirteen-week period, partially offset by increased insurance premiums, primarily for commercial auto and excess liability coverage.

Selling, general and administrative costs decreased $4,438,000 in the 2023 thirteen-week period compared to the 2022 thirteen-week period. The decrease in selling, general and administrative costs compared to prior year was primarily attributable to a decreased provision for incentive compensation, decreased stock-based compensation expense and a decreased provision for customer bad debt, partially offset by increased information technology costs and increased wages. Included in selling, general and administrative costs for the 2023 thirteen-week period was a reduction to the Company’s current year provision for incentive compensation of $1,098,000. Included in selling, general and administrative costs for the 2022 thirteen-week period was incentive compensation expense of $4,524,000. Stock-based compensation expense of $1,274,000 and $3,815,000 was included in selling, general and administrative costs for the 2023 and 2022 thirteen-week periods, respectively.
Depreciation and amortization increased $653,000 in the 2023 thirteen-week period compared to the 2022 thirteen-week period. The increase in depreciation and amortization expense was primarily due to increased depreciation on new and updated digital tools deployed for use by the Company’s network of agents, capacity providers and employees, partially offset by decreased trailing equipment depreciation.
The quarter-over-prior-year-quarter change in interest and debt (income) expense was $1,412,000, with net interest income of $307,000 in the 2023 thirteen-week period compared to net interest and debt expense of $1,105,000 in the 2022 thirteen-week period. The increase in interest and debt (income) expense was primarily attributable to increased interest income earned on cash balances held by the transportation logistics segment and decreased average borrowings on the Company’s revolving credit facility, as the Company had no borrowings during the 2023 period.
The provisions for income taxes for the 2023 and 2022 thirteen-week periods were based on estimated annual effective income tax rates of 24.4% and 24.5%, respectively, adjusted for discrete events, such as benefits resulting from stock-based awards. The estimated annual effective income tax rate was higher than the statutory federal income tax rate of 21% in the 2023 period primarily attributable to state taxes and non-deductible
meals and entertainment. The estimated annual effective income tax rate was higher than the statutory federal income tax rate of 21% in the 2022 period primarily attributable to state taxes and non-deductible
executive compensation. The effective income tax rate for the 2023 thirteen-week period was 24.6%, which was higher than the estimated annual effective income tax rate of 24.4%, primarily attributable to a discrete state income tax charge. The effective income tax rate for the 2022 thirteen-week period was 24.6%, which was higher than the estimated annual effective income tax rate of 24.5%, primarily attributable to tax shortfalls realized on stock-based awards in the 2022 period.
Net income was $66,559,000, or $1.85 per diluted share, in the 2023 thirteen-week period. Net income was $112,555,000, or $3.05 per diluted share, in the 2022 thirteen-week period.
CAPITAL RESOURCES AND LIQUIDITY
Working capital and the ratio of current assets to current liabilities were $680,861,000 and 2.0 to 1, respectively, at July 1, 2023, compared with $561,255,000 and 1.6 to 1, respectively, at December 31, 2022. Landstar has historically operated with current ratios within the range of 1.5 to 1 to 2.0 to 1. Cash provided by operating activities was $191,733,000 in the 2023 twenty-six-week
period compared with $209,651,000 in the 2022
twenty-six-week
period. The decrease in cash flow provided by operating activities was primarily attributable to decreased net income, partially offset by favorable working capital impacts in connection with the decreased net receivables, defined as accounts receivable less accounts payable.
The Company declared and paid $0.60 per share, or $21,586,000 in the aggregate, in cash dividends during the twenty-six-week
period ended July 1, 2023 and, during such period, also paid $71,854,000 of dividends payable which were declared in December 2022 and included in current liabilities in the consolidated balance sheet at December 31, 2022. The Company declared and paid $0.50 per share, or $18,581,000 in the aggregate, in cash dividends during the twenty-six-week
period ended June 25, 2022 and, during such period, also paid $75,387,000 of dividends payable which were declared in December 2021 and included in current liabilities in the consolidated balance sheet at December 25, 2021. During the twenty-six-week
period ended July 1, 2023, the Company purchased 89,661 shares of its common stock at a total cost of $15,433,000. During the twenty-six-week
period ended June 25, 2022, the Company purchased 1,396,761 shares of its common stock at a total cost of $212,632,000. As of July 1, 2023, the Company may purchase in the aggregate up to 2,910,339 shares of its common stock under its authorized stock purchase programs. Long-term debt, including current maturities, was $84,709,000 at July 1, 2023, $18,691,000 lower than at December 31, 2022.

Shareholders’ equity was $993,561,000, or 92% of total capitalization (defined as long-term debt including current maturities plus equity), at July 1, 2023, compared to $887,221,000, or 90% of total capitalization, at December 31, 2022. The increase in shareholders’ equity was primarily the result of net income, partially offset by dividends declared by the Company and purchases of shares of the Company’s common stock in the 2023 twenty-six-week
period.
On July 1, 2022, Landstar entered into a second amended and restated credit agreement with a bank syndicate led by JPMorgan Chase Bank, N.A., as administrative agent (the “Credit Agreement”). The Credit Agreement, which matures July 1, 2027, provides for borrowing capacity in the form of a revolving credit facility of $300,000,000, $45,000,000 of which may be utilized in the form of letters of credit. The Credit Agreement also includes an “accordion” feature providing for a possible increase of up to an aggregate amount of borrowing capacity of $600,000,000.
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
At July 1, 2023, the Company had no borrowings outstanding and $33,492,000 of letters of credit outstanding under the Credit Agreement. At July 1, 2023, there was $266,508,000 available for future borrowings under the Credit Agreement and access to an additional $300,000,000 under the Credit Agreement’s “accordion” feature. In addition, the Company has $76,567,000 in letters of credit outstanding as collateral for insurance claims that are secured by investments totaling $85,074,000 at July 1, 2023. Investments, all of which are carried at fair value, include primarily investment-grade bonds, U.S. Treasury obligations and asset-backed securities having maturities of up to five years. Fair value of investments is based primarily on quoted market prices. See “Notes to Consolidated Financial Statements” included herein for further discussion on measurement of fair value of investments.
Historically, the Company has generated sufficient operating cash flow to meet its debt service requirements, fund continued growth, both organic and through acquisitions, complete or execute share purchases of its common stock under authorized share purchase programs, pay dividends and meet working capital needs. As an asset-light provider of integrated transportation management solutions, the Company’s annual capital requirements for operating property are generally for trailing equipment and information technology hardware and software. In addition, a significant portion of the trailing equipment available to the Company is provided by third party capacity providers, thereby reducing the Company’s capital requirements. During the 2023 twenty-six-week
period, the Company purchased $12,631,000 of operating property. Landstar anticipates acquiring either by purchase or lease financing during the remainder of fiscal year 2023 approximately $26,000,000 in operating property, consisting primarily of new trailing equipment to replace older trailing equipment and information technology equipment.
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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Landstar provides for the estimated costs of self-insured claims primarily on an actuarial basis. The amount recorded for the estimated liability for claims incurred is based upon the facts and circumstances known on the applicable balance sheet date. The ultimate resolution of these claims may be for an amount greater or less than the amount estimated by management. The Company continually revises its existing claim estimates as new or revised information becomes available on the status of each claim. Historically, the Company has experienced both favorable and unfavorable development of prior years’ claims estimates within its various programs. During the 2023 and 2022 twenty-six-week
periods, insurance and claims costs included $2,831,000 and $5,381,000 of net unfavorable adjustments to prior years’ claims estimates, respectively. It is reasonably likely that the ultimate outcome of settling all outstanding claims will be more or less than the estimated claims liability at July 1, 2023, primarily due to the inherent difficulty in estimating the severity of commercial trucking claims and the potential judgment or settlement amount that may be incurred in connection with the resolution of such claims.
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
global pandemic and related supply chain issues significantly disrupted these typical seasonal patterns. In particular, the Company’s 2022 fiscal year results did not reflect normal seasonal patterns. Moreover, the twenty-six
week period ended July 1, 2023 also did not reflect normal seasonal patterns. No assurances can be given regarding the extent to which or when trends common to the trucking industry and Landstar’s operations, in particular, will return to more typical, pre-pandemic,
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
The revolving credit loans under the Credit Agreement as of July 1, 2023, at the option of Landstar, bear interest at (i) a forward-looking term rate based on the secured overnight financing rate plus 0.10% and an applicable margin ranging from 1.25% to 2.00%, or (ii) an alternate base rate plus an applicable margin ranging from 0.25% to 1.00%, in each case with the applicable margin determined based upon the Company’s Leverage Ratio, as defined in the Credit Agreement, at the end of the most recent applicable fiscal quarter for which financial statements have been delivered. The revolving credit facility bears a commitment fee, payable in arrears, of 0.20% to 0.30%, based on the Company’s Leverage Ratio at the end of the most recent applicable fiscal quarter for which financial statements have been delivered. During the entire second quarter of 2023 and as of July 1, 2023 and December 31, 2022, the Company had no borrowings outstanding under the Credit Agreement.
Long-term investments, all of which are
available-for-sale
and are carried at fair value, include primarily investment-grade bonds and asset-backed securities having maturities of up to five years. Assuming that the long-term portion of investments remains at $92,757,000, the balance at July 1, 2023, a hypothetical increase or decrease in interest rates of 100 basis points would not have a material impact on future earnings on an annualized basis. Short-term investments consist of short-term investment-grade instruments and the current maturities of investment-grade corporate bonds and asset-backed securities. Accordingly, any future interest rate risk on these short-term investments would not be material to the Company’s operating results.
Assets and liabilities of the Company’s Canadian and Mexican operations are translated from their functional currency to U.S. dollars using exchange rates in effect at the balance sheet date and revenue and expense accounts are translated at average monthly exchange rates during the period. Adjustments resulting from the translation process are included in accumulated other comprehensive income. Transactional gains and losses arising from receivable and payable balances, including intercompany balances, in the normal course of business that are denominated in a currency other than the functional currency of the operation are recorded in the statements of income when they occur. The assets held at the Company’s Canadian and Mexican subsidiaries at July 1, 2023 were collectively, as translated to U.S. dollars, less than 3% of total consolidated assets. Accordingly, translation gains or losses of approximately 30% related to the Canadian and Mexican operations would not be material.

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
promulgated under the Securities Exchange Act of 1934, as amended). Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of July 1, 2023 to provide reasonable assurance that information required to be disclosed by the Company in reports that it filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.
There were no changes in the Company’s internal control over financial reporting during the second quarter of 2023, which were identified in connection with management’s evaluation required by paragraph (d) of Rules
13a-15
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
Item 1A. Risk Factors
For a discussion identifying risk factors and other important factors that could cause actual results to differ materially from those anticipated, see the discussions under Part I, Item 1A, “Risk Factors” in the Company’s Annual Report on Form
10-K
for the fiscal year ended December 31, 2022, under Part II, Item 1A, “Risk Factors” in the Company’s Quarterly Report on Form
10-Q
for the quarterly period ended April 1, 2023, and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Notes to Consolidated Financial Statements” in this Quarterly Report on Form
10-Q.
Except as set forth under Part II, Item 1A, “Risk Factors” in the Company’s Quarterly Report on Form
10-Q
for the quarterly period ended April 1, 2023, there have been no material changes to the Risk Factors described in Part I “Item 1A. Risk Factors” in the Company’s Annual Report on Form
10-K
for the fiscal year ended December 31, 2022 as filed with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Company
The Company did not purchase any shares of its common stock during the period from April 2, 2023 to July 1, 2023, the Company’s second fiscal quarter
On December 7, 2021, the Landstar System, Inc. Board of Directors authorized the Company to purchase up to 1,912,824 shares of the Company’s common stock from time to time in the open market and in privately negotiated transactions. On December 6, 2022, the Landstar System, Inc. Board of Directors authorized the Company to purchase up to 1,900,826 additional shares of the Company’s common stock from time to time in the open market and in privately negotiated transactions. As of July 1, 2023, the Company had authorization to purchase in the aggregate up to 2,910,339 shares of its common stock under these programs. No specific expiration date has been assigned to the December 7, 2021 or December 6, 2022 authorizations.
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the thirteen-week period ended July 1, 2023, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Landstar’s securities that was intended to satisfy the affirmative defense conditions of Rule
10b5-1(c)
or any
“non-Rule
10b5-1
trading arrangement.”
Item 6. Exhibits
The exhibits listed on the Exhibit Index are furnished as part of this quarterly report on Form
10-Q.

EXHIBIT INDEX
Registrant’s Commission File No.:
0-21238

Exhibit No.	Description

(3)

3.1	Restated Certificate of Incorporation of the Company, dated May 10, 2023, including Certificate of Designation of Junior Participating Preferred Stock dated February 10, 1993 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on May 11, 2023 (Commission File No. 0-21238)).

3.2	The Company’s Amended and Restated Bylaws, as adopted as of May 10, 2023 (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed on May 11, 2023 (Commission File No. 0-21238)).

(31)	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.1*	Chief Executive Officer certification, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Chief Financial Officer certification, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.1**	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

+	Management contract or compensatory plan or arrangement
*	Filed herewith
**	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LANDSTAR SYSTEM, INC.

Date: August 4, 2023	/s/ James B. Gattoni
James B. Gattoni
President and Chief Executive Officer

Date: August 4, 2023	/s/ James P. Todd
James P. Todd
Vice President, Chief Financial Officer and Assistant Secretary