Form 10-Q
period 2023-09-30
LANDSTAR SYSTEM INC
filed 2023-11-03
CIK 853816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended
September 30, 2023
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
of the Exchange Act). Yes ☐ No

☑
The number of shares of the registrant’s common stock, par value $
0.01
per share, outstanding as of the close of business on October 23, 2023 was 35,946,344
.

Index
PART I
– Financial Information

PART II –
Other Information

Item 1. Legal Proceedings	Page 32

Item 1A. Risk Factors	Page 32

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	Page 34

Item 5. Other Information	Page 34

Item 6. Exhibits	Page 35

Signatures	Page 37
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
10-01
of Regulation
S-X
and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the thirty-nine weeks ended September 30, 2023 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 30, 2023.
These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s 2022 Annual Report on Form
10-K.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)
(Unaudited)

	September 30, 2023	December 31, 2022
ASSETS
Current Assets
Cash and cash equivalents	$439,661	$339,581
Short-term investments	57,099	53,955
Trade accounts receivable, less allowance of $12,054 and $12,121	810,801	967,793
Other receivables, including advances to independent contractors, less allowance of $14,405 and $10,579	57,063	56,235
Other current assets	30,918	21,826

Total current assets	1,395,542	1,439,390

Operating property, less accumulated depreciation and amortization of $426,984 and $393,274	284,081	314,990
Goodwill	41,934	41,220
Other assets	130,970	136,279

Total assets	$1,852,527	$1,931,879

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Cash overdraft	$48,067	$92,953
Accounts payable	464,720	527,372
Current maturities of long-term debt	29,210	36,175
Insurance claims	45,518	50,836
Dividends payable	—	71,854
Other current liabilities	82,550	98,945

Total current liabilities	670,065	878,135

Long-term debt, excluding current maturities	46,173	67,225
Insurance claims	56,776	58,268
Deferred income taxes and other noncurrent liabilities	36,359	41,030
Shareholders’ Equity
Common stock, $0.01 par value, authorized 160,000,000 shares, issued 68,497,324 and 68,382,310 shares	685	684
Additional paid-in capital	254,630	258,487
Retained earnings	2,808,919	2,635,960
Cost of 32,550,980 and 32,455,300 shares of common stock in treasury	(2,009,351)	(1,992,886)
Accumulated other comprehensive loss	(11,729)	(15,024)

Total shareholders’ equity	1,043,154	887,221

Total liabilities and shareholders’ equity	$1,852,527	$1,931,879

See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share amounts)
(Unaudited)

	Thirty-Nine Weeks Ended		Thirteen Weeks Ended
	September 30, 2023	September 24, 2022	September 30, 2023	September 24, 2022
Revenue	$4,098,877	$5,761,795	$1,289,345	$1,816,132
Investment income	6,874	2,023	3,022	716
Costs and expenses:
Purchased transportation	3,141,234	4,512,341	986,743	1,416,323
Commissions to agents	363,397	465,759	115,244	154,125
Other operating costs, net of gains on asset sales/dispositions	40,998	34,878	15,158	13,356
Insurance and claims	86,971	96,265	29,540	31,445
Selling, general and administrative	159,071	165,199	50,975	53,519
Depreciation and amortization	44,498	42,627	14,359	14,582

Total costs and expenses	3,836,169	5,317,069	1,212,019	1,683,350

Operating income	269,582	446,749	80,348	133,498
Interest and debt (income) expense	(2,079)	3,275	(1,046)	1,047

Income before income taxes	271,661	443,474	81,394	132,451
Income taxes	65,254	105,862	19,741	32,233

Net income	$206,407	$337,612	61,653	$100,218

Basic and diluted earnings per share	$5.74	$9.15	$1.71	$2.76

Average basic and diluted shares outstanding	35,958,000	36,886,000	35,951,000	36,334,000

Dividends per common share	$0.93	$0.80	$0.33	$0.30

See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(Unaudited)

	Thirty-Nine Weeks Ended		Thirteen Weeks Ended
	September 30, 2023	September 24, 2022	September 30, 2023	September 24, 2022
Net income	$206,407	$337,612	$61,653	$100,218
Other comprehensive income (loss):
Unrealized holding gains (losses) on available-for-sale investments, net of tax expense (benefit) of $263, ($2,461), $49 and ($436)	958	(8,987)	176	(1,596)
Foreign currency translation gains (losses)	2,337	(1,011)	(1,494)	(1,484)

Other comprehensive income (loss)	3,295	(9,998)	(1,318)	(3,080)

Comprehensive income	$209,702	$327,614	$60,335	$97,138

See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Thirty-Nine Weeks Ended
	September 30, 2023	September 24, 2022
OPERATING ACTIVITIES
Net income	$206,407	$337,612
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	44,498	42,627
Non-cash interest charges	198	290
Provisions for losses on trade and other accounts receivable	10,509	8,346
Gains on sales/disposals of operating property	(3,846)	(1,290)
Deferred income taxes, net	(5,595)	(2,597)
Stock-based compensation	4,270	9,409
Changes in operating assets and liabilities:
Decrease in trade and other accounts receivable	145,655	26,170
Increase in other assets	(13,115)	(17,669)
(Decrease) increase in accounts payable	(62,652)	39,924
Decrease in other liabilities	(15,734)	(23,932)
(Decrease) increase in insurance claims	(6,810)	17,491

NET CASH PROVIDED BY OPERATING ACTIVITIES	303,785	436,381

INVESTING ACTIVITIES
Sales and maturities of investments	93,326	27,568
Purchases of investments	(86,115)	(30,490)
Purchases of operating property	(15,394)	(21,096)
Proceeds from sales of operating property	6,631	2,669
Purchase of non-marketable securities	—	(4,999)

NET CASH USED BY INVESTING ACTIVITIES	(1,552)	(26,348)

FINANCING ACTIVITIES
Decrease in cash overdraft	(44,886)	(18,792)
Dividends paid	(105,302)	(104,893)
Payment for debt issue costs	—	(1,080)
Proceeds from exercises of stock options	28	56
Taxes paid in lieu of shares issued related to stock-based compensation plans	(9,186)	(10,427)
Purchases of common stock	(15,433)	(285,983)
Principal payments on finance lease obligations	(28,017)	(29,075)

NET CASH USED BY FINANCING ACTIVITIES	(202,796)	(450,194)

Effect of exchange rate changes on cash and cash equivalents	643	(1,614)

Increase (decrease) in cash, cash equivalents and restricted cash	100,080	(41,775)
Cash, cash equivalents and restricted cash at beginning of period	339,581	219,571

Cash and cash equivalents at end of period	$439,661	$177,796

See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Thirty-Nine and Thirteen Weeks Ended September 30, 2023 and September 24, 2022
(Dollars in thousands)
(Unaudited)

	Common Stock		Additional Paid-In	Retained	Treasury Stock at Cost		Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	(Loss) Income	Total

Balance December 31, 2022	68,382,310	$684	$258,487	$2,635,960	32,455,300	$(1,992,886)	$(15,024)	$887,221
Net income				78,195				78,195
Dividends ($0.30 per share)				(10,806)				(10,806)
Purchases of common stock					89,661	(15,433)		(15,433)
Issuance of stock related to stock-based compensation plans	101,653	1	(7,201)		5,891	(1,008)		(8,208)
Stock-based compensation			1,852					1,852
Other comprehensive income							2,831	2,831

Balance April 1, 2023	68,483,963	$685	$253,138	$2,703,349	32,550,852	$(2,009,327)	$(12,193)	$935,652

Net income				66,559				66,559
Dividends ($0.30 per share)				(10,780)				(10,780)
Issuance of stock related to stock-based compensation plans	13,361		(926)					(926)
Stock-based compensation			1,274					1,274
Other comprehensive income							1,782	1,782

Balance July 1, 2023	68,497,324	$685	$253,486	$2,759,128	32,550,852	$(2,009,327)	$(10,411)	$993,561

Net income				61,653				61,653
Dividends ($0.33 per share)				(11,862)				(11,862)
Issuance of stock related to stock-based compensation plans					128	(24)		(24)
Stock-based compensation			1,144					1,144
Other comprehensive loss							(1,318)	(1,318)

Balance September 30, 2023	68,497,324	$685	$254,630	$2,808,919	32,550,980	$(2,009,351)	$(11,729)	$1,043,154

	Common Stock		Additional Paid-In	Retained	Treasury Stock at Cost		Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	Loss	Total
Balance December 25, 2021	68,232,975	$682	$255,148	$2,317,184	30,539,235	$(1,705,601)	$(5,403)	$862,010
Net income				124,839				124,839
Dividends ($0.25 per share)				(9,324)				(9,324)
Purchases of common stock					693,550	(109,332)		(109,332)
Issuance of stock related to stock-based compensation plans	137,176	2	(8,913)		10,033	(1,216)		(10,127)
Stock-based compensation			1,995					1,995
Other comprehensive loss							(3,912)	(3,912)

Balance March 26, 2022	68,370,151	$684	$248,230	$2,432,699	31,242,818	$(1,816,149)	$(9,315)	$856,149

Net income				112,555				112,555
Dividends ($0.25 per share)				(9,257)				(9,257)
Purchases of common stock					703,211	(103,300)		(103,300)
Issuance of stock related to stock-based compensation plans	6,783	—	—		587	(86)		(86)
Stock-based compensation			3,815					3,815
Other comprehensive loss							(3,006)	(3,006)

Balance June 25, 2022	68,376,934	$684	$252,045	$2,535,997	31,946,616	$(1,919,535)	$(12,321)	$856,870

Net income				100,218				100,218
Dividends ($0.30 per share)				(10,925)				(10,925)
Purchases of common stock					504,065	(73,351)		(73,351)
Issuance of stock related to stock-based compensation plans	3,631	—	(158)		4,619	—		(158)
Stock-based compensation			3,599					3,599
Other comprehensive loss							(3,080)	(3,080)

Balance September 24, 2022	68,380,565	$684	$255,486	$2,625,290	32,455,300	$(1,992,886)	$(15,401)	$873,173

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
Revenue from Contracts with Customers – Disaggregation of Revenue
The following table summarizes (i) the percentage of consolidated revenue generated by mode of transportation and (ii) the total amount of truck transportation revenue hauled by BCO Independent Contractors and Truck Brokerage Carriers generated by equipment type during the thirty-nine-week and thirteen-week periods ended September 30, 2023 and September 24, 2022 (dollars in thousands):

	Thirty-Nine Weeks Ended		Thirteen Weeks Ended
Mode	September 30, 2023	September 24, 2022	September 30, 2023	September 24, 2022
Truck – BCO Independent Contractors	38%	35%	39%	35%
Truck – Truck Brokerage Carriers	54%	53%	52%	53%
Rail intermodal	2%	2%	2%	2%
Ocean and air cargo carriers	5%	8%	5%	9%
Truck Equipment Type
Van equipment	$2,123,693	$3,022,297	$665,569	$914,154
Unsided/platform equipment	$1,150,483	$1,336,956	$378,147	$453,924
Less-than-truckload	$90,770	$105,994	$28,097	$35,343
Other truck transportation (1)	$379,471	$632,001	$101,951	$195,345

(1)
Includes power-only, expedited, straight truck, cargo van, and miscellaneous other truck transportation revenue generated by the transportation logistics segment. Power-only refers to shipments where the Company furnishes a power unit and an operator but not trailing equipment, which is typically provided by the shipper or consignee.

(2) Share-based Payment Arrangements
As of September 30, 2023, the Company has an employee equity incentive plan, the 2011 equity incentive plan (the “2011 EIP”). The Company also has a stock compensation plan for members of its Board of Directors, the 2022 Directors Stock Compensation Plan (the “2022 DSCP”), which replaced the Amended and Restated 2013 Directors Stock Compensation Plan (as amended and restated, the “2013 DSCP”). The provisions of the 2022 DSCP are substantially similar to the provisions of the 2013 DSCP. 6,000,000 shares of the Company’s common stock were authorized for issuance under the 2011 EIP and 200,000 shares of the Company’s common stock were authorized for issuance under the 2022 DSCP. The 2011 EIP, 2013 DSCP and 2022 DSCP are each referred to herein as a “Plan,” and, collectively, as the “Plans.” Amounts recognized in the financial statements with respect to these Plans are as follows (in thousands):

	Thirty-Nine Weeks Ended		Thirteen Weeks Ended
	September 30, 2023	September 24, 2022	September 30, 2023	September 24, 2022
Total cost of the Plans during the period	$4,270	$9,409	$1,144	$3,599
Amount of related income tax benefit recognized during the period	(3,878)	(5,219)	(286)	(949)

Net cost of the Plans during the period	$392	$4,190	$858	$2,650

Included in income tax benefits recognized in the thirty-nine-week periods ended September 30, 2023 and September 24, 2022 were excess tax benefits from stock-based awards of $2,830,000 and $2,910,000, respectively.
As of September 30, 2023, there were 187,260 shares of the Company’s common stock reserved for issuance under the 2022 DSCP and 3,014,492 shares of the Company’s common stock reserved for issuance under the 2011 EIP.
Restricted Stock Units
The following table summarizes information regarding the Company’s outstanding restricted stock unit (“RSU”) awards with either a performance condition or a market condition under the Plans:

	Number of RSUs	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2022	151,780	$115.80
Granted	41,460	$165.04
Shares earned in excess of target (1)	79,176	$98.39
Vested shares, including shares earned in excess of target	(137,861)	$97.97
Forfeited	(2,011)	$142.67

Outstanding at September 30, 2023	132,544	$138.94

(1)
Represents additional shares earned under the February 1, 2019 and January 31, 2020 RSU awards as fiscal year 2022 financial results exceeded target performance level and under the April 24, 2018 and July 1, 2019 RSU awards as total shareholder return during the applicable performance period exceeded target performance level under each of those awards.

During the thirty-nine-week period ended September 30, 2023, the Company granted RSUs with a performance condition. Outstanding RSUs at both December 31, 2022 and September 30, 2023 include RSUs with a performance condition and RSUs with a market condition, as further described below and in the Company’s 2022 Annual Report on Form
10-K.
RSUs with a performance condition granted on February 3, 2023 may vest on January 31 of 2026, 2027 and 2028 based on growth in operating income and pre-tax
income per diluted share from continuing operations as compared to the results from the 2022 fiscal year.
The Company recognized approximately $1,503,000 and $7,035,000 of share-based compensation expense related to RSU awards in the thirty-nine-week periods ended September 30, 2023 and September 24, 2022, respectively. As of September 30, 2023, there was a maximum of $29.2 million of total unrecognized compensation cost related to RSU awards granted under the Plans with an expected average remaining life of approximately 3.5 years. With respect to RSU awards with a performance condition, the amount of future compensation expense to be recognized will be determined based on future operating results.

Non-vested
Restricted Stock and Deferred Stock Units
The following table summarizes information regarding the Company’s outstanding shares of non-vested
restricted stock and Deferred Stock Units (defined below) under the Plans:

	Number of Shares and Deferred Stock Units	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2022	47,795	$138.30
Granted	22,714	$179.32
Vested	(24,161)	$138.35

Non-vested at September 30, 2023	46,348	$158.38

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
100
% on the first anniversary of the date of the grant. Deferred Stock Units do not represent actual ownership in shares of the Company’s common stock and the recipient does not have voting rights or other incidents of ownership until the shares are issued. However, Deferred Stock Units do contain the right to receive dividend equivalent payments prior to settlement into shares.
As of September 30, 2023, there was $4,756,000 of total unrecognized compensation cost related to non-vested
shares of restricted stock and Deferred Stock Units granted under the Plans. The unrecognized compensation cost related to these non-vested
shares of restricted stock and Deferred Stock Units is expected to be recognized over a weighted average period of 2.0 years.
Stock Options
All 1,900 stock options outstanding and exercisable at December 31, 2022 were exercised at an exercise price of $56.40 as of January 31, 2023, following which the Company had no remaining issued and outstanding vested or unvested stock options.
The total intrinsic value of stock options exercised during the thirty-nine-week periods ended September 30, 2023 and September 24, 2022 was $218,000 and $429,000, respectively.
As of September 30, 2023, there was no unrecognized compensation cost related to non-vested
stock options granted under the Plans.
(3) Income Taxes
The provisions for income taxes for the 2023 and 2022 thirty-nine-week periods were based on estimated annual effective income tax rates of 24.4% and 24.5%, respectively, adjusted for discrete events, such as benefits resulting from stock-based awards. The effective income tax rate for the 2023 thirty-nine-week period was 24.0%. The effective income tax rate was higher than the statutory federal income tax rate of 21% in the 2023 period primarily attributable to state taxes. The effective income tax rate for the 2022 thirty-nine-week period was 23.9%. The effective income tax rate was higher than the statutory federal income tax rate of 21% in the 2022 period primarily attributable to state taxes.
(4) Earnings Per Share
Basic earnings per common share are based on the weighted average number of common shares outstanding
, which includes outstanding
non-vested
restricted stock and outstanding Deferred Stock Units. Diluted earnings per share are based on the weighted average number of common shares outstanding plus the incremental shares that would have been outstanding upon the assumed exercise of all dilutive stock options. For each of the thirty-nine-week periods ended September 30, 2023 and September 24, 2022, the weighted-average number of common shares outstanding is the same for purposes of the calculations of both basic and diluted earnings per share, as the impact on earnings per share of future compensation expense related to outstanding, unvested time-based awards is greater than the incremental impact of outstanding dilutive stock options in each period, and would therefore have an anti-dilutive effect on earnings per share if included in the calculation of earnings per share. Accordingly, the Company had no reconciling items between the average number of common shares outstanding used to calculate basic earnings per common share and the average number of common shares and common share equivalents outstanding used to calculate diluted earnings per share during the 2023 and 2022 thirty-nine-week and thirteen-week periods.

For each of the thirty-
nine
-week periods ended September
30
,
2023
and September
24
,
2022
,
no
options outstanding
to
purchase shares of common stock were antidilutive. Outstanding RSUs were excluded from the calculation of diluted earnings per share for all periods because the performance metric requirements or market condition for vesting had not been satisfied.
(5) Additional Cash Flow Information
During the 2023 thirty-nine-week period, Landstar paid income taxes and interest of $68,136,000 and $2,814,000, respectively. During the 2022 thirty-nine-week period, Landstar paid income taxes and interest of $125,690,000 and $3,101,000, respectively. Landstar did not acquire any operating property by entering into finance leases in the 2023 thirty-nine-week period. Landstar acquired operating property by entering into finance leases in the amount of $26,741,000 in the 2022 thirty-nine-week period.
(6) Segment Information
The following table summarizes information about the Company’s reportable business segments as of and for the thirty-nine-week and thirteen-week periods ended September 30, 2023 and September 24, 2022 (in thousands):

	Thirty-Nine Weeks Ended
	September 30, 2023			September 24, 2022
	Transportation Logistics	Insurance	Total	Transportation Logistics	Insurance	Total
External revenue	$4,043,824	$55,053	$4,098,877	$5,702,959	$58,836	$5,761,795
Internal revenue		64,138	64,138		65,753	65,753
Investment income		6,874	6,874		2,023	2,023
Operating income	222,827	46,755	269,582	412,054	34,695	446,749
Expenditures on long-lived assets	15,394		15,394	21,096		21,096
Goodwill	41,934		41,934	41,004		41,004

	Thirteen Weeks Ended
	September 30, 2023			September 24, 2022
	Transportation Logistics	Insurance	Total	Transportation Logistics	Insurance	Total
External revenue	$1,271,385	$17,960	$1,289,345	$1,796,401	$19,731	$1,816,132
Internal revenue		11,960	11,960		12,883	12,883
Investment income		3,022	3,022		716	716
Operating income	63,974	16,374	80,348	120,164	13,334	133,498
Expenditures on long-lived assets	2,763		2,763	13,629		13,629
In the thirty-nine-week periods ended
September
 30, 2023 and September 24, 2022, no single customer accounted for more than 10% of the Company’s consolidated revenue.

(7) Other Comprehensive Income
The following table presents the components of and changes in accumulated other comprehensive (loss) income, net of related income taxes, as of and for the thirty-nine-week period ended September 30, 2023 (in thousands):

	Unrealized Holding (Losses) Gains on Available-for-Sale Securities	Foreign Currency Translation	Total
Balance as of December 31, 2022	$(8,449)	$(6,575)	$(15,024)
Other comprehensive income	958	2,337	3,295

Balance as of September 30, 2023	$(7,491)	$(4,238)	$(11,729)

Amounts reclassified from accumulated other comprehensive income to investment
income due to the realization of previously unrealized gains and losses in the accompanying consolidated statements of income were not significant for the thirty-nine-week period ended September 30, 2023.
(8) Investments
Investments include primarily investment-grade corporate bonds, U.S. treasury obligations and asset-backed securities having maturities of up to five years (the “bond portfolio”) and money market investments. Investments in the bond portfolio are reported as available-for-sale
and are carried at fair value. Investments maturing less than one year from the balance sheet date are included in short-term investments and investments maturing more than one year from the balance sheet date are included in other assets in the consolidated balance sheets. Management performs an analysis of the nature of the unrealized losses on available-for-sale
investments to determine whether an allowance for credit loss is necessary. Unrealized losses, representing the excess of the purchase price of an investment over its fair value as of the end of a period, considered to be a result of credit-related factors, are to be included as a charge in the statement of income, while unrealized losses considered to be a result of non-credit-related
factors are to be included as a component of shareholders’ equity. Investments whose values are based on quoted market prices in active markets are classified within Level 1. Investments that trade in markets that are not considered to be active, but are valued based on quoted market prices, are classified within Level 2. As Level 2 investments include positions that are not traded in active markets, valuations may be adjusted to reflect illiquidity and/or non-transferability,
which are generally based on available market information. Any transfers between levels are reco
g
nized as of the beginning of any reporting period. Fair value of the bond portfolio was determined using Level 1 inputs related to U.S. Treasury obligations and money market investments and Level 2 inputs related to investment-grade corporate bonds, asset-backed securities and direct obligations of government agencies. Unrealized losses, net of unrealized gains, on the investments in the bond portfolio were $9,542,000 and $10,763,000 at September 30, 2023 and December 31, 2022, respectively.
The amortized cost and fair values of
available-for-sale
investments are as follows at September 30, 2023 and December 31, 2022 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2023
Money market investments	$16,032	$—	$—	$16,032
Asset-backed securities	17,044	—	2,708	14,336
Corporate bonds and direct obligations of
government agencies	119,632	—	6,758	112,874
U.S. Treasury obligations	9,203	—	76	9,127

Total	$161,911	$—	$9,542	$152,369

December 31, 2022
Money market investments	$21,910	$—	$—	$21,910
Asset-backed securities	18,905	—	2,889	16,016
Corporate bonds and direct obligations of
government agencies	126,134	1	7,775	118,360
U.S. Treasury obligations	2,344	—	100	2,244

Total	$169,293	$1	$10,764	$158,530

For those
available-for-sale
investments with unrealized losses
a
t September 30, 2023 and December 31, 2022, the following table summarizes the duration of the unrealized loss (in thousands):

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
September 30, 2023
Asset-backed securities	$—	$—	$14,336	$2,708	$14,336	$2,708
Corporate bonds and direct obligations of government agencies	20,707	507	92,167	6,251	112,874	6,758
U.S. Treasury obligations	6,849	8	2,278	68	9,127	76

Total	$27,556	$515	$108,781	$9,027	$136,337	$9,542

December 31, 2022
Asset-backed securities	$—	$—	$16,016	$2,889	$16,016	$2,889
Corporate bonds and direct obligations of government agencies	54,031	1,516	62,390	6,259	116,421	7,775
U.S. Treasury obligations	2,244	100	—	—	2,244	100

Total	$56,275	$1,616	$78,406	$9,148	$134,681	$10,764

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

The components of lease cost for finance leases and operating leases for the thirty
-
nine weeks ended September 30, 2023 were (in thousands):

Finance leases:
Amortization of right-of-use assets	$15,634
Interest on lease liability	2,060

Total finance lease cost	17,694
Operating leases:
Lease cost	2,640
Variable lease cost	—
Sublease income	(3,963)

Total net operating lease income	(1,323)

Total net lease cost	$16,371

A summary of the lease classification on our consolidated balance sheet as of September 30, 2023 is as follows (in thousands):
Assets:

Operating lease right-of-use assets	Other assets	$1,801
Finance lease assets	Operating property, less accumulated depreciation and amortization	112,558

Total lease assets		$114,359

Liabilities:
The following table reconciles the undiscounted cash flows for the finance and operating leases to the finance and operating lease liabilities recorded on the balance sheet at September 30, 2023 (in thousands):

	Finance Leases	Operating Leases

2023 Remainder	$8,736	$226
2024	28,843	821
2025	22,658	508
2026	14,530	190
2027	4,115	169
Thereafter	—	49

Total future minimum lease payments	78,882	1,963
Less amount representing interest (1.6% to 6.0%)	3,499	162

Present value of minimum lease payments	$75,383	$1,801

Current maturities of long-term debt	29,210
Long-term debt, excluding current maturities	46,173
Other current liabilities		844
Deferred income taxes and other noncurrent liabilities		957
The weighted average remaining lease term and the weighted average discount rate for finance and operating leases as of September 30, 2023 were:

	Finance Leases	Operating Leases
Weighted average remaining lease term (years)	2.9	2.9
Weighted average discount rate	3.0%	6.0%

(10) Debt
Other than the finance lease obligations as presented on the consolidated balance sheets, the Company had no outstanding debt as of September 30, 2023 and December 31, 2022.
On July 1, 2022, Landstar entered into a second amended and restated credit agreement with a bank syndicate led by JPMorgan Chase Bank, N.A., as administrative agent (the “Credit Agreement”). The Credit Agreement, which matures July 1, 2027, provides for borrowing capacity in the form of a revolving credit facility of $300,000,000, $45,000,000 of which may be utilized in the form of letters of credit. The Credit Agreement also includes an “accordion” feature providing for a possible increase of up to an aggregate amount of borrowing capacity of $600,000,000. As of September 30, 2023, the Company had no borrowings outstanding under the Credit Agreement.
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

(11) Commitments and Contingencies
Short-term investments include $57,099,000 in current maturities of investments held by the Company’s insurance segment at September 30, 2023. The non-current
portion of the bond portfolio of $95,270,000 is included in other assets. The short-term investments, together with $28,516,000 of non-current
investments, provide collateral for the $77,054,000 of letters of credit issued to guarantee payment of insurance claims. As of September 30, 2023, Landstar also had $33,492,000 of additional letters of credit outstanding under the Company’s Credit Agreement.
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
The following discussion should be read in conjunction with the interim consolidated financial statements and notes thereto included herein, and with the Company’s audited financial statements and notes thereto for the fiscal year ended December 31, 2022 and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 2022 Annual Report on Form
10-
K
.

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
Introduction
Landstar System, Inc. and its subsidiary, Landstar System Holdings, Inc. (collectively referred to herein with their subsidiaries and other affiliated companies as “Landstar” or the “Company”), is a technology-enabled, asset-light provider of integrated transportation management solutions delivering safe, specialized transportation services to a broad range of customers utilizing a network of agents, third party capacity providers and employees. The Company offers services to its customers across multiple transportation modes, with the ability to arrange for individual shipments of freight to comprehensive third party logistics solutions to meet all of a customer’s transportation needs. Landstar provides services principally throughout the United States and to a lesser extent in Canada and Mexico, and between the United States and Canada, Mexico and other countries around the world. The Company’s services emphasize safety, information coordination and customer service and are delivered through a network of approximately 1,100 independent commission sales agents and over 89,000 third party capacity providers, primarily truck capacity providers, linked together by a series of digital technologies which are provided and coordinated by the Company. The nature of the Company’s business is such that a significant portion of its operating costs varies directly with revenue.
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
The transportation logistics segment provides a wide range of integrated transportation management solutions. Transportation services are provided by Landstar’s “Operating Subsidiaries”: Landstar Ranger, Inc., Landstar Inway, Inc., Landstar Ligon, Inc., Landstar Gemini, Inc., Landstar Transportation Logistics, Inc., Landstar Global Logistics, Inc., Landstar Express America, Inc., Landstar Canada, Inc., Landstar Metro, S.A.P.I. de C.V., and as further described below, Landstar Blue, LLC (“Landstar Blue”). Transportation services offered by the Company include truckload, less-than-truckload transportation and other truck transportation, rail intermodal, air cargo, ocean cargo, expedited ground and air delivery of time-critical freight, heavy-haul/specialized, U.S.-Canada and U.S.-Mexico cross-border, intra-Mexico, intra-Canada, project cargo and customs brokerage. Examples of the industries serviced by the transportation logistics segment include automotive parts and assemblies, consumer durables, building products, metals, chemicals, foodstuffs, heavy machinery, retail, electronics and military equipment. In addition, the transportation logistics segment provides transportation services to other transportation companies, including third party logistics and less-than-truckload service providers. The independent commission sales agents market services provided by the transportation logistics segment. Billings for freight transportation services are typically charged to customers on a per shipment basis for the physical transportation of freight and are referred to as transportation revenue. During the thirty-nine-week period ended September 30, 2023, revenue generated by BCO Independent Contractors, Truck Brokerage Carriers and railroads represented approximately 38%, 54% and 2%, respectively, of the Company’s consolidated revenue. Collectively, revenue generated by air and ocean cargo carriers represented approximately 5% of the Company’s consolidated revenue in the thirty-nine-week period ended September 30, 2023.
Landstar Blue arranges truckload brokerage services with a focus on the contract services market. Landstar Blue also helps the Company to develop and test digital technologies and processes for the benefit of all Landstar independent commission sales agents. The results of operations from Landstar Blue are presented as part of the Company’s transportation logistics segment. Revenue from Landstar Blue represented approximately 1% of the Company’s transportation logistics segment revenue in the thirty-nine-week period ended September 30, 2023.
The insurance segment is comprised of Signature Insurance Company (“Signature”), a wholly owned offshore insurance subsidiary, and Risk Management Claim Services, Inc. The insurance segment provides risk and claims management services to certain of Landstar’s operating subsidiaries. In addition, it reinsures certain risks of the Company’s BCO Independent Contractors and provides certain property and casualty insurance directly to certain of Landstar’s operating subsidiaries. Revenue at the insurance segment represents reinsurance premiums from third party insurance companies that provide insurance programs to BCO Independent Contractors where all or a portion of the risk is ultimately borne by Signature. Revenue at the insurance segment represented approximately 1% of the Company’s consolidated revenue for the thirty-nine-week period ended September 30, 2023.
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

	Thirty-Nine Weeks Ended		Thirteen Weeks Ended
	September 30,	September 24,	September 30,	September 24,
	2023	2022	2023	2022
Revenue generated through (in thousands):
Truck transportation
Truckload:
Van equipment	$2,123,693	$3,022,297	$665,569	$914,154
Unsided/platform equipment	1,150,483	1,336,956	378,147	453,924
Less-than-truckload	90,770	105,994	28,097	35,343
Other truck transportation (1)	379,471	632,001	101,951	195,345

Total truck transportation	3,744,417	5,097,248	1,173,764	1,598,766
Rail intermodal	73,953	113,762	23,064	27,652
Ocean and air cargo carriers	202,358	475,156	65,824	164,252
Other (2)	78,149	75,629	26,693	25,462

	$4,098,877	$5,761,795	$1,289,345	$1,816,132

Revenue on loads hauled via BCO Independent Contractors included in total truck transportation	$1,543,634	$2,043,772	$508,753	$627,809
Number of loads:
Truck transportation
Truckload:
Van equipment	966,867	1,130,263	311,831	366,513
Unsided/platform equipment	389,471	420,436	126,286	141,091
Less-than-truckload	134,580	142,740	41,514	45,912
Other truck transportation (1)	157,112	243,341	46,739	76,594

Total truck transportation	1,648,030	1,936,780	526,370	630,110
Rail intermodal	22,150	31,940	6,760	7,720
Ocean and air cargo carriers	25,380	34,410	8,630	11,520

	1,695,560	2,003,130	541,760	649,350

Loads hauled via BCO Independent Contractors included in total truck transportation	689,260	777,250	225,350	249,420
Revenue per load:
Truck transportation
Truckload:
Van equipment	$2,196	$2,674	$2,134	$2,494
Unsided/platform equipment	2,954	3,180	2,994	3,217
Less-than-truckload	674	743	677	770
Other truck transportation (1)	2,415	2,597	2,181	2,550
Total truck transportation	2,272	2,632	2,230	2,537
Rail intermodal	3,339	3,562	3,412	3,582
Ocean and air cargo carriers	7,973	13,809	7,627	14,258
Revenue per load on loads hauled via BCO Independent Contractors	$2,240	$2,629	$2,258	$2,517
Revenue by capacity type (as a % of total revenue):
Truck capacity providers:
BCO Independent Contractors	38%	35%	39%	35%
Truck Brokerage Carriers	54%	53%	52%	53%
Rail intermodal	2%	2%	2%	2%
Ocean and air cargo carriers	5%	8%	5%	9%
Other	2%	1%	2%	1%

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
Expenses
Purchased transportation
Also critical to the Company’s success is its ability to secure capacity, particularly truck capacity, at rates that allow the Company to profitably transport customers’ freight. The following table summarizes the number of available truck capacity providers on the dates indicated:

	September 30, 2023	September 24, 2022
BCO Independent Contractors	9,455	10,742
Truck Brokerage Carriers:
Approved and active (1)	51,717	71,207
Other approved	27,925	30,222

	79,642	101,429

Total available truck capacity providers	89,097	112,171

Trucks provided by BCO Independent Contractors	10,253	11,644

(1)	Active refers to Truck Brokerage Carriers who moved at least one load in the 180 days immediately preceding the fiscal quarter end.
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
Selling, general and administrative
During the thirty-nine-week period ended September 30, 2023, employee compensation and benefits accounted for approximately 60% of the Company’s selling, general and administrative costs. Employee compensation and benefits include wages and employee benefit costs as well as incentive compensation and stock-based compensation expense. Incentive compensation and stock-based compensation expense is highly variable in nature in comparison to wages and employee benefit costs.

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
Gross Profit, Variable Contribution, Gross Profit Margin and Variable Contribution Margin
The following table sets forth calculations of gross profit, defined as revenue less costs of revenue, and gross profit margin, defined as gross profit divided by revenue, for the periods indicated. The Company refers to revenue less variable costs of revenue as “variable contribution” and variable contribution divided by revenue as “variable contribution margin”. Variable contribution and variable contribution margin are each non-GAAP
financial measures. The closest comparable GAAP financial measures to variable contribution and variable contribution margin are, respectively, gross profit and gross profit margin. The Company believes variable contribution and variable contribution margin are useful measures of the variable costs that we incur at a shipment-by-shipment
level attributable to our transportation network of third-party capacity providers and independent commission sales agents in order to provide services to our customers. The Company believes variable contribution and variable contribution margin are important performance measurements and management considers variable contribution and variable contribution margin in evaluating the Company’s financial performance and in its decision-making, such as budgeting for infrastructure, trailing equipment and selling, general and administrative costs.

The reconciliations of gross profit to variable contribution and gross profit margin to variable contribution margin are each presented below:

	Thirty-Nine Weeks Ended		Thirteen Weeks Ended
	September 30,	September 24,	September 30,	September 24,
	2023	2022	2023	2022
Revenue	$4,098,877	$5,761,795	$1,289,345	$1,816,132
Costs of revenue:
Purchased transportation	3,141,234	4,512,341	986,743	1,416,323
Commissions to agents	363,397	465,759	115,244	154,125

Variable costs of revenue	3,504,631	4,978,100	1,101,987	1,570,448
Trailing equipment depreciation	24,240	27,760	7,721	9,397
Information technology costs	19,791	13,868	6,298	4,829
Insurance-related costs (1)	88,484	98,821	30,102	32,380
Other operating costs	40,998	34,878	15,158	13,356

Other costs of revenue	173,513	175,327	59,279	59,962

Total costs of revenue	3,678,144	5,153,427	1,161,266	1,630,410

Gross profit	$420,733	$608,368	$128,079	$185,722

Gross profit margin	10.3%	10.6%	9.9%	10.2%
Plus: other costs of revenue	173,513	175,327	59,279	59,962

Variable contribution	$594,246	$783,695	$187,358	$245,684

Variable contribution margin	14.5%	13.6%	14.5%	13.5%

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

In general, variable contribution margin on revenue generated by BCO Independent Contractors represents a fixed percentage due to the nature of the contracts that pay a fixed percentage of revenue to both the BCO Independent Contractors and independent commission sales agents. For revenue generated by Truck Brokerage Carriers, variable contribution margin may be either a fixed or variable percentage, depending on the contract with each individual independent commission sales agent. Variable contribution margin on revenue generated from shipments hauled by railroads, air cargo carriers, ocean cargo carriers and Truck Brokerage Carriers, other than those under retention contracts, is variable in nature, as the Company’s contracts with independent commission sales agents provide commissions to agents at a contractually agreed upon percentage of the amount represented by revenue less purchased transportation for these types of shipments. Approximately 43% of the Company’s consolidated revenue in the thirty-nine-week period ended September 30, 2023 was generated under transactions that pay a fixed percentage of revenue to the third party capacity provider and/or agents while 57% was generated under transactions that pay a variable percentage of revenue to the third party capacity provider and/or agents.
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

	Thirty-Nine Weeks Ended		Thirteen Weeks Ended
	September 30,	September 24,	September 30,	September 24,
	2023	2022	2023	2022
Gross profit	$420,733	$608,368	$128,079	$185,722
Operating income	$269,582	$446,749	$80,348	$133,498
Operating income as % of gross profit	64.1%	73.4%	62.7%	71.9%
Variable contribution	$594,246	$783,695	$187,358	$245,684
Operating income	$269,582	$446,749	$80,348	$133,498
Operating income as % of variable contribution	45.4%	57.0%	42.9%	54.3%
The decrease in operating income as a percentage of gross profit from both the 2022 thirty-nine-week period to the 2023 thirty-nine-week period and from the 2022 thirteen-week period to the 2023 thirteen-week period primarily resulted from the effect of decreased gross profit on the Company’s fixed cost infrastructure, primarily certain components of selling, general and administrative costs.
The decrease in operating income as a percentage of variable contribution from both the 2022 thirty-nine-week period to the 2023 thirty-nine-week period and from the 2022 thirteen-week period to the 2023 thirteen-week period primarily resulted from the effect of decreased variable contribution on the Company’s fixed cost infrastructure, primarily certain components of selling, general and administrative costs, partially offset by the impact of decreased incentive and equity compensation costs under the Company’s variable compensation programs and decreased insurance and claims costs.
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
THIRTY-NINE WEEKS ENDED SEPTEMBER 30, 2023 COMPARED TO THIRTY-NINE WEEKS ENDED SEPTEMBER 24, 2022
Revenue for the 2023 thirty-nine-week period was $4,098,877,000, a decrease of $1,662,918,000, or 29%, compared to the 2022 thirty-nine-week period. Transportation revenue decreased $1,659,135,000, or 29%. The decrease in transportation revenue was attributable to decreased revenue per load of approximately 16% and a decreased number of loads hauled of approximately 15% compared to the 2022 thirty-nine-week period. Reinsurance premiums were $55,053,000 and $58,836,000 for the 2023 and 2022 thirty-nine-week periods, respectively. The decrease in revenue from reinsurance premiums was primarily attributable to a decrease in the average number of trucks provided by BCO Independent Contractors in the 2023 thirty-nine-week period compared to the 2022 thirty-nine-week period, partially offset by an increase in the aggregate value of equipment insured by BCO Independent Contractors under a physical damage program reinsured by Signature in the 2023 thirty-nine-week period compared to the 2022 thirty-nine-week period.

Truck transportation revenue generated by BCO Independent Contractors and Truck Brokerage Carriers (together, the “third party truck capacity providers”) for the 2023 thirty-nine-week period was $3,744,417,000, representing 91% of total revenue, a decrease of $1,352,831,000, or 27%, compared to the 2022 thirty-nine-week period. The number of loads hauled by third party truck capacity providers decreased approximately 15% compared to the 2022 thirty-nine-week period, and revenue per load on loads hauled by third party truck capacity providers decreased approximately 14% in the 2023 thirty-nine-week period compared to the 2022 thirty-nine-week period.
The decrease in the number of loads hauled via truck compared to the 2022 thirty-nine-week period was primarily due to a decrease in demand from the record high levels experienced in the 2022 thirty-nine-week period for the Company’s van services and power-only services included in other truck transportation services, which tend to be more correlated with U.S. consumer demand. Loads hauled via other truck transportation services decreased 35%, loads hauled via van equipment decreased 14%, loads hauled via unsided/platform equipment decreased 7% and less-than-truckload loadings decreased 6% as compared to the 2022 thirty-nine-week period.
The decrease in revenue per load on loads hauled via truck was primarily due to pricing pressure throughout the 2023 thirty-nine-week period as industry-wide truck capacity was significantly more readily available as compared to the 2022 thirty-nine-week period, particularly during the 2022 first quarter during which pandemic-related supply chain disruption was at a high point. Revenue per load on loads hauled via van equipment decreased 18%, on less-than-truckload loadings decreased 9%, on loads hauled via unsided/platform equipment decreased 7% and on loads hauled by other truck transportation services decreased 7% as compared to the 2022 thirty-nine-week period.
Fuel surcharges billed to customers on revenue generated by BCO Independent Contractors are excluded from revenue. Fuel surcharges on Truck Brokerage Carrier revenue identified separately in billings to customers and included as a component of Truck Brokerage Carrier revenue were $112,879,000 and $153,195,000 in the 2023 and 2022 thirty-nine-week periods, respectively. It should be noted that billings to many customers of the Company’s truck brokerage services include a single all-in
rate and do not separately identify fuel surcharges on loads hauled via Truck Brokerage Carriers. Accordingly, the overall impact of changes in fuel prices on revenue and revenue per load on loads hauled via truck is likely to be greater than that indicated.
Transportation revenue generated by rail intermodal, air cargo and ocean cargo carriers (collectively, the “multimode capacity providers”) for the 2023 thirty-nine-week period was $276,311,000, or 7% of total revenue, a decrease of $312,607,000, or 53%, compared to the 2022 thirty-nine-week period. Revenue per load on revenue generated by multimode capacity providers decreased approximately 35% in the 2023 thirty-nine-week period compared to the 2022 thirty-nine-week period, and the number of loads hauled by multimode capacity providers decreased approximately 28% over the same period. Revenue per load on loads hauled via ocean, air and rail intermodal decreased 45%, 23% and 6%, respectively, during the 2023 thirty-nine-week period as compared to the 2022 thirty-nine-week period. The decrease in revenue per load on loads hauled by ocean cargo carriers was primarily related to the impact of global supply chain disruptions during the 2022 thirty-nine-week period, which were particularly acute with respect to international ocean freight. Revenue per load on revenue generated by multimode capacity providers is influenced by many factors, including revenue mix among the various modes of transportation used, length of haul, complexity of freight, density of freight lanes, fuel costs and availability of capacity. The decrease in the number of loads hauled by multimode capacity providers was due to a 31% decrease in rail loadings, a 30% decrease in ocean loadings and a 15% decrease in air loadings. The 31% decrease in rail loadings and the 30% decrease in ocean loadings were both broad-based across several customers, while the 15% decrease in air loadings was primarily attributable to decreased loadings at one specific customer.
Purchased transportation was 76.6% and 78.3% of revenue in the 2023 and 2022 thirty-nine-week periods, respectively. The decrease in purchased transportation as a percentage of revenue was primarily due to (i) a decreased rate of purchased transportation on revenue generated by Truck Brokerage Carriers and (ii) a decreased percentage of revenue generated by multimode capacity providers, which typically has a higher rate of purchased transportation than third party truck capacity providers. Commissions to agents were 8.9% and 8.1% of revenue in the 2023 and 2022 thirty-nine-week periods, respectively. The increase in commissions to agents as a percentage of revenue was primarily attributable to a decreased cost of purchased transportation as a percentage of revenue on revenue generated by Truck Brokerage Carriers.
Investment income was $6,874,000 and $2,023,000 in the 2023 and 2022 thirty-nine-week periods, respectively. The increase in investment income was attributable to higher average rates of return on investments and a higher average investment balance held by the insurance segment during the 2023 thirty-nine-week period.

Other operating costs increased $6,120,000 in the 2023 thirty-nine-week period compared to the 2022 thirty-nine-week period. The increase in other operating costs compared to the prior year was primarily due to (i) increased trailing equipment maintenance costs as a result of the higher average age of the Company-owned trailer fleet and increased labor and parts costs charged by the Company’s network of third party trailer maintenance facilities and (ii) an increased provision for contractor bad debt, partially offset by increased gains on sales of operating property.
Insurance and claims decreased $9,294,000 in the 2023 thirty-nine-week period compared to the 2022 thirty-nine-week period. The decrease in insurance and claims expense compared to the prior year was primarily due to decreased severity of current year trucking claims during the 2023 thirty-nine-week period, decreased net unfavorable development of prior years’ claims in the 2023 thirty-nine-week period and a decrease in BCO miles traveled in the 2023 thirty-nine-week period, partially offset by increased insurance premiums, primarily for commercial auto and excess liability coverage. During the 2023 and 2022 thirty-nine-week periods, insurance and claims costs included $5,154,000 and $7,505,000 of net unfavorable adjustments to prior years’ claims estimates, respectively.
Selling, general and administrative costs decreased $6,128,000 in the 2023 thirty-nine-week period compared to the 2022 thirty-nine-week period. The decrease in selling, general and administrative costs compared to prior year was primarily attributable to a decreased provision for incentive compensation, decreased stock-based compensation expense and a decreased provision for customer bad debt, partially offset by increased information technology costs and increased wages. Included in selling, general and administrative costs was incentive compensation expense of $483,000 and $14,185,000 for the 2023 and 2022 thirty-nine-week periods, respectively, and stock-based compensation expense of $4,270,000 and $9,409,000 for the 2023 and 2022 thirty-nine-week periods, respectively.
Depreciation and amortization increased $1,871,000 in the 2023 thirty-nine-week period compared to the 2022 thirty-nine-week period. The increase in depreciation and amortization expense was primarily due to increased depreciation on new and updated digital tools deployed for use by the Company’s network of agents, capacity providers and employees, partially offset by decreased trailing equipment depreciation.
The year-over-prior-year change in interest and debt (income) expense was $5,354,000, with net interest income of $2,079,000 in the 2023 thirty-nine-week period compared to net interest and debt expense of $3,275,000 in the 2022 thirty-nine-week period. The increase in interest and debt (income) expense was primarily attributable to increased interest income earned on cash balances held by the transportation logistics segment and decreased average borrowings on the Company’s revolving credit facility, as the Company had no borrowings during the 2023 period.
The provisions for income taxes for the 2023 and 2022 thirty-nine-week periods were based on estimated annual effective income tax rates of 24.4% and 24.5%, respectively, adjusted for discrete events, such as benefits resulting from stock-based awards. The effective income tax rate for the 2023 thirty-nine-week period was 24.0%. The effective income tax rate was higher than the statutory federal income tax rate of 21% in the 2023 period primarily attributable to state taxes. The effective income tax rate for the 2022 thirty-nine-week period was 23.9%. The effective income tax rate was higher than the statutory federal income tax rate of 21% in the 2022 period primarily attributable to state taxes.
Net income was $206,407,000, or $5.74 per basic and diluted share, in the 2023 thirty-nine-week period. Net income was $337,612,000, or $9.15 per basic and diluted share, in the 2022 thirty-nine-week period.
THIRTEEN WEEKS ENDED SEPTEMBER 30, 2023 COMPARED TO THIRTEEN WEEKS ENDED SEPTEMBER 24, 2022
Revenue for the 2023 thirteen-week period was $1,289,345,000, a decrease of $526,787,000, or 29%, compared to the 2022 thirteen-week period. Transportation revenue decreased $525,016,000, or 29%. The decrease in transportation revenue was attributable to a decreased number of loads hauled of approximately 17% and decreased revenue per load of approximately 15% compared to the 2022 thirteen-week period. Reinsurance premiums were $17,960,000 and $19,731,000 for the 2023 and 2022 thirteen-week periods, respectively. The decrease in revenue from reinsurance premiums was primarily attributable to a decrease in the average number of trucks provided by BCO Independent Contractors in the 2023 thirteen-week period compared to the 2022 thirteen-week period, partially offset by an increase in the aggregate value of equipment insured by BCO Independent Contractors under a physical damage program reinsured by Signature in the 2023 thirteen-week period compared to the 2022 thirteen-week period.
Truck transportation revenue generated by third party truck capacity providers for the 2023 thirteen-week period was $1,173,764,000, representing 91% of total revenue, a decrease of $425,002,000, or 27%, compared to the 2022 thirteen-week period. The number of loads hauled by third party truck capacity providers decreased approximately 16% compared to the 2022 thirteen-week period, and revenue per load on loads hauled by third party truck capacity providers decreased approximately 12% in the 2023 thirteen-week period compared to the 2022 thirteen-week period.

The decrease in the number of loads hauled via truck compared to the 2022 thirteen-week period was primarily due to a decrease in demand from the 2022 thirteen-week period for the Company’s van services and power-only services included in other truck transportation services, which tend to be more correlated with U.S. consumer demand. Loads hauled via other truck transportation services decreased 39%, loads hauled via van equipment decreased 15%, loads hauled via unsided/platform equipment decreased 10% and less-than-truckload loadings decreased 10% as compared to the 2022 thirteen-week period.
The decrease in revenue per load on loads hauled via truck was primarily due to pricing pressure throughout the 2023 thirteen-week period as industry-wide truck capacity was significantly more readily available as compared to the 2022 thirteen-week period, partially offset by an increased average length of haul during the 2023 thirteen-week period. Revenue per load on loads hauled by other truck transportation services decreased 14%, on loads hauled via van equipment decreased 14%, on less-than-truckload loadings decreased 12% and on loads hauled via unsided/platform equipment decreased 7% as compared to the 2022 thirteen-week period.
Fuel surcharges billed to customers on revenue generated by BCO Independent Contractors are excluded from revenue. Fuel surcharges on Truck Brokerage Carrier revenue identified separately in billings to customers and included as a component of Truck Brokerage Carrier revenue were $33,584,000 and $58,658,000 in the 2023 and 2022 thirteen-week periods, respectively.
Transportation revenue generated by multimode capacity providers for the 2023 thirteen-week period was $88,888,000, or 7% of total revenue, a decrease of $103,016,000, or 54%, compared to the 2022 thirteen-week period. Revenue per load on revenue generated by multimode capacity providers decreased approximately 42% in the 2023 thirteen-week period compared to the 2022 thirteen-week period, and the number of loads hauled by multimode capacity providers decreased approximately 20% over the same period. Revenue per load on loads hauled via ocean, air and rail intermodal decreased 49%, 29% and 5%, respectively, during the 2023 thirteen-week period as compared to the 2022 thirteen-week period. The decrease in revenue per load on loads hauled by ocean and air cargo carriers was primarily related to the impact of global supply chain disruptions during the 2022 thirteen-week period, which were particularly acute with respect to international ocean and air freight. The decrease in the number of loads hauled by multimode capacity providers was due to a 27% decrease in ocean loadings, a 20% decrease in air loadings and a 12% decrease in rail intermodal loadings. The 27% decrease in ocean loadings was due to a broad-based decrease in demand across many customers for the Company’s ocean services, the 20% decrease in air loadings was primarily attributable to decreased loadings at one specific customer and the 12% decrease in rail loadings was broad-based across several customers.
Purchased transportation was 76.5% and 78.0% of revenue in the 2023 and 2022 thirteen-week periods, respectively. The decrease in purchased transportation as a percentage of revenue was primarily due to (i) a decreased percentage of revenue generated by Truck Brokerage Carriers and multimode capacity providers, which typically have a higher rate of purchased transportation than that of BCO Independent Contractors, and (ii) a decreased rate of purchased transportation on revenue generated by Truck Brokerage Carriers. Commissions to agents were 8.9% and 8.5% of revenue in the 2023 and 2022 thirteen-week periods, respectively. The increase in commissions to agents as a percentage of revenue was primarily attributable to a decreased cost of purchased transportation as a percentage of revenue on revenue generated by Truck Brokerage Carriers.
Investment income was $3,022,000 and $716,000 in the 2023 and 2022 thirteen-week periods, respectively. The increase in investment income was primarily attributable to higher average rates of return on investments and a higher average investment balance held by the insurance segment during the 2023 thirteen-week period.
Other operating costs increased $1,802,000 in the 2023 thirteen-week period compared to the 2022 thirteen-week period. The increase in other operating costs compared to the prior year was primarily due to (i) increased trailing equipment maintenance costs as a result of the higher average age of the Company-owned trailer fleet and increased labor and parts costs charged by the Company’s network of third party trailer maintenance facilities and (ii) an increased provision for contractor bad debt, partially offset by increased gains on sales of operating property.
Insurance and claims decreased $1,905,000 in the 2023 thirteen-week period compared to the 2022 thirteen-week period. The decrease in insurance and claims expense compared to the prior year was primarily due to decreased severity of current year trucking claims during the 2023 thirteen-week period and a decrease in BCO miles traveled in the 2023 thirteen-week period, partially offset by increased severity of current year cargo claims.
Selling, general and administrative costs decreased $2,544,000 in the 2023 thirteen-week period compared to the 2022 thirteen-week period. The decrease in selling, general and administrative costs compared to prior year was primarily attributable to a decreased provision for incentive compensation and decreased stock-based compensation expense, partially offset by increased information technology costs and increased employee benefit costs. Included in selling, general and administrative costs for the 2023 thirteen-week period was incentive compensation expense of $160,000 and $4,462,000 for the 2023 and 2022 thirteen-week periods, respectively. Stock-based compensation expense of $1,144,000 and $3,599,000 was included in selling, general and administrative costs for the 2023 and 2022 thirteen-week periods, respectively.

Depreciation and amortization decreased $223,000 in the 2023 thirteen-week period compared to the 2022 thirteen-week period. The decrease in depreciation and amortization expense was primarily due to decreased trailing equipment depreciation, partially offset by increased depreciation on new and updated digital tools deployed for use by the Company’s network of agents, capacity providers and employees.
The quarter-over-prior-year-quarter change in interest and debt (income) expense was $2,093,000, with net interest income of $1,046,000 in the 2023 thirteen-week period compared to net interest and debt expense of $1,047,000 in the 2022 thirteen-week period. The increase in interest and debt (income) expense was primarily attributable to increased interest income earned on cash balances held by the transportation logistics segment and decreased interest expense related to finance lease obligations.
The provisions for income taxes for the 2023 and 2022 thirteen-week periods were based on estimated annual effective income tax rates of 24.4% and 24.5%, respectively, adjusted for discrete events, such as benefits resulting from stock-based awards. The effective income tax rate for the 2023 thirteen-week period was 24.3%. The effective income tax rate was higher than the statutory federal income tax rate of 21% in the 2023 period primarily attributable to state taxes. The effective income tax rate for the 2022 thirteen-week period was 24.3%. The effective income tax rate was higher than the statutory federal income tax rate of 21% in the 2022 period primarily attributable to state taxes.
Net income was $61,653,000, or $1.71 per basic and diluted share, in the 2023 thirteen-week period. Net income was $100,218,000, or $2.76 per basic and diluted share, in the 2022 thirteen-week period.
CAPITAL RESOURCES AND LIQUIDITY
Working capital and the ratio of current assets to current liabilities were $725,477,000 and 2.1 to 1, respectively, at September 30, 2023, compared with $561,255,000 and 1.6 to 1, respectively, at December 31, 2022. Landstar has historically operated with current ratios within the range of 1.5 to 1 to 2.0 to 1. Cash provided by operating activities was $303,785,000 in the 2023 thirty-nine-week period compared with $436,381,000 in the 2022 thirty-nine-week period. The decrease in cash flow provided by operating activities was primarily attributable to decreased net income, partially offset by favorable working capital impacts in connection with the decreased net receivables, defined as accounts receivable less accounts payable.
The Company declared and paid $0.93 per share, or $33,448,000 in the aggregate, in cash dividends during the thirty-nine-week period ended September 30, 2023 and, during such period, also paid $71,854,000 of dividends payable which were declared in December 2022 and included in current liabilities in the consolidated balance sheet at December 31, 2022. The Company declared and paid $0.80 per share, or $29,506,000 in the aggregate, in cash dividends during the thirty-nine-week period ended September 24, 2022 and, during such period, also paid $75,387,000 of dividends payable which were declared in December 2021 and included in current liabilities in the consolidated balance sheet at December 25, 2021. During the thirty-nine-week period ended September 30, 2023, the Company purchased 89,661 shares of its common stock at a total cost of $15,433,000. During the thirty-nine-week period ended September 24, 2022, the Company purchased 1,900,826 shares of its common stock at a total cost of $285,983,000. As of September 30, 2023, the Company may purchase in the aggregate up to 2,910,339 shares of its common stock under its authorized stock purchase programs. Long-term debt, including current maturities, was $75,383,000 at September 30, 2023, $28,017,000 lower than at December 31, 2022.
Shareholders’ equity was $1,043,154,000, or 93% of total capitalization (defined as long-term debt including current maturities plus equity), at September 30, 2023, compared to $887,221,000, or 90% of total capitalization, at December 31, 2022. The increase in shareholders’ equity was primarily the result of net income, partially offset by dividends declared by the Company and purchases of shares of the Company’s common stock in the 2023 thirty-nine-week period.
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
At September 30, 2023, the Company had no borrowings outstanding and $33,492,000 of letters of credit outstanding under the Credit Agreement. At September 30, 2023, there was $266,508,000 available for future borrowings under the Credit Agreement and access to an additional $300,000,000 under the Credit Agreement’s “accordion” feature. In addition, the Company has $77,054,000 in letters of credit outstanding as collateral for insurance claims that are secured by investments totaling $85,615,000 at September 30, 2023. Investments, all of which are carried at fair value, include primarily investment-grade bonds, asset-backed securities and U.S. Treasury obligations having maturities of up to five years. Fair value of investments is based primarily on quoted market prices. See “Notes to Consolidated Financial Statements” included herein for further discussion on measurement of fair value of investments.
Historically, the Company has generated sufficient operating cash flow to meet its debt service requirements, fund continued growth, both organic and through acquisitions, complete or execute share purchases of its common stock under authorized share purchase programs, pay dividends and meet working capital needs. As an asset-light provider of integrated transportation management solutions, the Company’s annual capital requirements for operating property are generally for trailing equipment and information technology hardware and software. In addition, a significant portion of the trailing equipment available to the Company is provided by third party capacity providers, thereby reducing the Company’s capital requirements. During the 2023 thirty-nine-week period, the Company purchased $15,394,000 of operating property. Landstar anticipates acquiring either by purchase or lease financing during the remainder of fiscal year 2023 approximately $18,000,000 in operating property, consisting primarily of new trailing equipment to replace older trailing equipment and information technology equipment.
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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Landstar provides for the estimated costs of self-insured claims primarily on an actuarial basis. The amount recorded for the estimated liability for claims incurred is based upon the facts and circumstances known on the applicable balance sheet date. The ultimate resolution of these claims may be for an amount greater or less than the amount estimated by management. The Company continually revises its existing claim estimates as new or revised information becomes available on the status of each claim. Historically, the Company has experienced both favorable and unfavorable development of prior years’ claims estimates within its various programs. During the 2023 and 2022 thirty-nine-week periods, insurance and claims costs included $5,154,000 and $7,505,000 of net unfavorable adjustments to prior years’ claims estimates, respectively. It is reasonably likely that the ultimate outcome of settling all outstanding claims will be more or less than the estimated claims liability at September 30, 2023, primarily due to the inherent difficulty in estimating the severity of commercial trucking claims and the potential judgment or settlement amount that may be incurred in connection with the resolution of such claims.

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
global pandemic and related supply chain issues significantly disrupted these typical seasonal patterns. In particular, the Company’s 2022 fiscal year results did not reflect normal seasonal patterns. Moreover, the thirty-nine week period ended September 30, 2023 also did not reflect normal seasonal patterns. No assurances can be given regarding the extent to which or when trends common to the trucking industry and Landstar’s operations, in particular, will return to more typical, pre-pandemic,
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
The revolving credit loans under the Credit Agreement as of September 30, 2023, at the option of Landstar, bear interest at (i) a forward-looking term rate based on the secured overnight financing rate plus 0.10% and an applicable margin ranging from 1.25% to 2.00%, or (ii) an alternate base rate plus an applicable margin ranging from 0.25% to 1.00%, in each case with the applicable margin determined based upon the Company’s Leverage Ratio, as defined in the Credit Agreement, at the end of the most recent applicable fiscal quarter for which financial statements have been delivered. The revolving credit facility bears a commitment fee, payable in arrears, of 0.20% to 0.30%, based on the Company’s Leverage Ratio at the end of the most recent applicable fiscal quarter for which financial statements have been delivered. During the entire third quarter of 2023 and as of September 30, 2023 and December 31, 2022, the Company had no borrowings outstanding under the Credit Agreement.
Long-term investments, all of which are
available-for-sale
and are carried at fair value, include primarily investment-grade bonds and asset-backed securities having maturities of up to five years. Assuming that the long-term portion of investments remains at $95,270,000, the balance at September 30, 2023, a hypothetical increase or decrease in interest rates of 100 basis points would not have a material impact on future earnings on an annualized basis. Short-term investments consist of short-term investment-grade instruments and the current maturities of investment-grade corporate bonds and asset-backed securities. Accordingly, any future interest rate risk on these short-term investments would not be material to the Company’s operating results.
Assets and liabilities of the Company’s Canadian and Mexican operations are translated from their functional currency to U.S. dollars using exchange rates in effect at the balance sheet date and revenue and expense accounts are translated at average monthly exchange rates during the period. Adjustments resulting from the translation process are included in accumulated other comprehensive income. Transactional gains and losses arising from receivable and payable balances, including intercompany balances, in the normal course of business that are denominated in a currency other than the functional currency of the operation are recorded in the statements of income when they occur. The assets held at the Company’s Canadian and Mexican subsidiaries at September 30, 2023 were collectively, as translated to U.S. dollars, less than 3% of total consolidated assets. Accordingly, translation gains or losses of approximately 30% related to the Canadian and Mexican operations would not be material.
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
promulgated under the Securities Exchange Act of 1934, as amended). Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2023 to provide reasonable assurance that information required to be disclosed by the Company in reports that it filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.
There were no changes in the Company’s internal control over financial reporting during the third quarter of 2023, which were identified in connection with management’s evaluation required by paragraph (d) of Rules
13a-15
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
Except as set forth under Part II, Item 1A, “Risk Factors” in the Company’s Quarterly Report on Form
10-Q
for the quarterly period ended April 1, 2023, and as set forth below, there have been no material changes to the Risk Factors described in Part I “Item 1A. Risk Factors” in the Company’s Annual Report on Form
10-K
for the fiscal year ended December 31, 2022 as filed with the SEC.
Regulations requiring the purchase and use of
zero-emission
vehicles (
“
ZEVs
”
).
Currently, the long-haul trucking industry in North America is diesel fuel-based, and long-haul trucking operations powered by electricity, natural gas, or hydrogen-based powertrains rather than diesel are not commercially feasible at scale in North America. Significant challenges remain with respect to the economic feasibility of these trucks and further development of this technology is necessary considering power, torque, range, efficiency and other performance requirements of long-haul trucking operations. Moreover, the extensive nationwide charging/fueling infrastructure and maintenance network that would be necessary to support such operations does not exist. Nevertheless, federal, state and local governmental agencies may engage in efforts to support legislation and regulations mandating the transition of diesel fuel-based commercial motor vehicles, such as Class 8 tractors operated by the Company’s BCO Independent Contractors and Truck Brokerage Carriers, to ZEVs. For example, the California Air Resources Board (“CARB”) has adopted two new regulations, the Advanced Clean Trucks (“ACT”) regulation and the Advanced Clean Fleets (“ACF”) regulation, that would mandate the transition of commercial trucking operations in California to ZEVs over time.
CARB’s ACT regulation, as enacted, is intended to accelerate a large-scale transition of medium-and
heavy-duty ZEVs. The regulation includes a manufacturer sales requirement and a reporting requirement that applies to large employers including retailers, manufacturers, brokers and others, as well as fleet owners with 50 or more trucks operating in California. The following states have also adopted the ACT regulation: Colorado, Massachusetts, New Jersey, New York, Oregon, Vermont and Washington.

CARB’s ACF regulation is intended to work in conjunction with the ACT regulation to require the deployment of medium- and heavy-duty ZEVs in California. Components of the ACF regulation, as adopted by CARB, include the following:

•	Manufacturer sales mandate. Manufacturers would be required to sell only zero-emission medium- and heavy-duty vehicles in California starting in 2036.

•
Drayage fleets. Beginning January 1, 2024, trucks would be required to be registered in the CARB Online System to conduct drayage activities in California. Any truck that is to conduct drayage activities in California and is added to the California fleet on or after January 1, 2024, will be required to be a ZEV.

•
High priority fleets. High priority fleets (defined by the regulation to include an entity that owns, operates or directs vehicles in California and has $50 million or more in total gross revenue or a fleet that owns, operates, or directs 50 or more vehicles in its California fleet) would be required to either (i) purchase only ZEVs beginning 2024 and, starting January 1, 2025, remove internal combustion engine vehicles at the end of their minimum useful life as specified in the regulation or (ii) use the ZEV Milestones Option to phase-in
ZEVs into their fleets to meet ZEV targets as a percentage of their total California fleet according to the following schedule:

Table A: ZEV Fleet Milestones by Milestone Group and Year

Percentage of vehicles that must be ZEVs	10%	25%	50%	75%	100%
Milestone Group 1: Box trucks, vans, buses with two axles, yard tractors, light -duty package delivery vehicles	2025	2028	2031	2033	2035 and beyond
Milestone Group 2: Work trucks, day cab tractors, buses with three axles	2027	2030	2033	2036	2039 and beyond
Milestone Group 3: Sleeper cab tractors and specialty vehicles	2030	2033	2036	2039	2042 and beyond
On October 16, 2023, the California Trucking Association (the “CTA”) filed a lawsuit in the Eastern District of California challenging the ACF regulation as, among several alternative theories, preempted by federal law under the Federal Clean Air Act and the Federal Aviation Administration Authorization Act of 1994. The CTA seeks declaratory relief that the ACF regulation is invalid and unenforceable as well as preliminary and permanent injunctive relief barring the implementation and enforcement of the ACF regulation. No assurances can be provided regarding the CTA’s litigation challenging the ACF regulation, including the timing of any proceedings relating to the litigation.
To the extent that the ACF regulation becomes effective, no assurances can be given with respect to the extent BCO Independent Contractors will choose to become CARB-compliant by purchasing a ZEV. Accordingly, many of the Company’s BCO Independent Contractors may not be permitted to haul loads that would require travel within California, which could negatively affect the ability of the Company to service customer freight needs for freight originating from, delivering to or traveling through California. Furthermore, mandates requiring the transition to ZEVs would create substantial costs for the Company’s third party capacity providers and, in turn, increase the cost of purchased transportation to the Company. An increase in the costs to purchase, lease or maintain tractor equipment or in purchased transportation cost caused by existing or new regulations without a corresponding increase in price to the customer could adversely affect Landstar, including its results of operations and financial condition.
Moreover, irrespective of the enactment of these regulations, no assurances can be provided that the technology advancements that will need to occur to make ZEVs commercially viable for long-haul trucking or the extensive nationwide charging/fueling infrastructure and maintenance network that would be necessary to support such operations will develop in the time frame that would be necessary to enable efforts to comply with legislative or regulatory mandates requiring the transition of diesel fuel-based vehicles to ZEVs. It is not expected that long-haul trucking operations powered by electricity, natural gas, or hydrogen-based powertrains rather than diesel will become commercially viable at scale throughout North America in the next five years. However, as various technology alternatives continue to develop and mature and investment in infrastructure continues, local or regional service in certain geographic areas utilizing Class 8 tractors powered by electricity, natural gas, or hydrogen-based powertrains may become commercially viable in such time frame. Landstar intends to continue to actively monitor developments in the trucking industry related to the design, manufacture, operation, and support of heavy-duty trucks powered by electricity, natural gas, or hydrogen-based powertrains in order to consider the implementation of initiatives involving those technologies, as those technologies and the related infrastructure needed to support them may mature in the future. An increase in costs to implement these initiatives without a corresponding increase in price to the customer could adversely affect Landstar, including its results of operations and financial condition.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Company
The Company did not purchase any shares of its common stock during the period from July 2, 2023 to September 30, 2023, the Company’s third fiscal quarter.
On December 7, 2021, the Landstar System, Inc. Board of Directors authorized the Company to purchase up to 1,912,824 shares of the Company’s common stock from time to time in the open market and in privately negotiated transactions. On December 6, 2022, the Landstar System, Inc. Board of Directors authorized the Company to purchase up to 1,900,826 additional shares of the Company’s common stock from time to time in the open market and in privately negotiated transactions. As of September 30, 2023, the Company had authorization to purchase in the aggregate up to 2,910,339 shares of its common stock under these programs. No specific expiration date has been assigned to the December 7, 2021 or December 6, 2022 authorizations.
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
(a)
Second Amended and Restated Bylaws
On November 2, 2023, the Board of Directors (the “Board”) of Landstar System. Inc. adopted the Second Amended and Restated Bylaws of Landstar System, Inc. (as amended and restated, the “Bylaws”), effective on such date. The changes to the Bylaws include the following:

•
Article I, Section
 1.04
(Meetings of Stockholders – Notice of Meetings; Waiver of Notice). Revised to reflect (1) amended Section 222(a) of the General Corporation Law of the State of Delaware (the “DGCL”), which sets out requirements for the content of the notice of a stockholder meeting and (2) amended Section 213(a), which clarifies the date of determination of stockholders of record for an adjourned stockholder meeting.

•
Article I, Section
 1.09
(Meetings of Stockholders – Adjournment). Revised to reflect amended Section 222(c) of the DGCL, which clarifies the circumstances under which a meeting of stockholders may be adjourned and the circumstances under which an adjourned meeting can be reconvened without requiring a new notice of meeting.

•
Article I, Section
 1.12
 (Meetings of Stockholders – Stockholder Meetings – Nominations and Other Proposals). Updated to (1) clarify the time periods during which a stockholder may make additional or substitute nominations or proposals, (2) establish the number of persons a stockholder may nominate for election to the Board, (3) address compliance by stockholders with Rule
14a-19
promulgated under the Securities Exchange Act of 1934, commonly referred to as the “universal proxy rule”, (4) expand the scope of disclosures required by a stockholder seeking to nominate persons to be elected to the Board or submit proposals regarding other business at a meeting of stockholders to include information regarding the stockholder, the beneficial owner, if any, on whose behalf the nomination or proposal is made, or any of their respective affiliates or associates, and any others acting in concert with any of the foregoing, and any director nominee, as applicable, (5) require proposed director nominees to complete and submit a questionnaire requested by the Company, (6) enhance and clarify the procedural mechanics in connection with stockholder nominations and proposals and (7) reflect that any stockholder not acting on behalf of the Board by soliciting proxies from other stockholders must use a proxy card color other than white, which is reserved for the exclusive use by the Board.

In addition, certain
non-substantive
language and conforming changes, other technical edits and updates consistent with the DGCL were made to the Bylaws. The foregoing summary of the changes effectuated by the amendment and restatement of the Bylaws does not purport to be complete and is qualified in its entirety by reference to the full text of the Bylaws, a copy of which is included as Exhibit 3.1 hereto and incorporated herein by reference.
Amended 2011 Equity Incentive Plan
On November 2, 2023, the Compensation Committee of the Board of Landstar System, Inc. approved an amendment to the Landstar System, Inc. 2011 Equity Incentive Plan (the “Amended 2011 EIP”) in connection with the Company’s adoption of a new Clawback Policy (as defined in the Amended 2011 EIP). The foregoing summary of the Amended 2011 EIP does not purport to be complete and is qualified in its entirety by reference to the full text of the Amended 2011 EIP, a copy of which is included as Exhibit 10.1 hereto and incorporated herein by reference.
(c) During the thirteen-week period ended September 30, 2023, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Landstar’s securities that was intended to satisfy the affirmative defense conditions of Rule
10b5-1(c)
or any
“non-Rule
10b5-1
trading arrangement.”
Item 6. Exhibits
The exhibits listed on the Exhibit Index are furnished as part of this quarterly report on Form
10-Q.

EXHIBIT INDEX
Registrant’s Commission File No.:
0-21238

Exhibit No.	Description

(3)

3.1 *	The Company’s Second Amended and Restated Bylaws, as adopted as of November 2, 2023.

(10)

10.1 *	Landstar System, Inc. 2011 Equity Incentive Plan, as amended through November 2, 2023.

(31)	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.1 *	Chief Executive Officer certification, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Chief Financial Officer certification, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.1 **	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 **	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

+	Management contract or compensatory plan or arrangement
*	Filed herewith
**	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LANDSTAR SYSTEM, INC.

Date: November 3, 2023	/s/ James B. Gattoni
James B. Gattoni
President and Chief Executive Officer

Date: November 3, 2023	/s/ James P. Todd
James P. Todd
Vice President, Chief Financial Officer and Assistant Secretary