Form 10-K
period 2023-12-30
LANDSTAR SYSTEM INC
filed 2024-02-26
CIK 853816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form
10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 30
,
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report
.
☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to
§240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the
Act). Yes ☐ No
 ☑
The aggregate market value of the voting stock held by
non-affiliates
of the registrant was $6,856,148,000 (based on the per share closing price on July 1, 2023, the last business day of the Company’s second fiscal quarter, as reported on the NASDAQ Global Select Market). In making this calculation, the registrant has assumed, without admitting for any purpose, that all directors and executive officers of the registrant, and no other persons, are affiliates.
The number of shares of the registrant’s common stock, par value $0.01 per share (the “Common Stock”), outstanding as of the close of business on January 26, 2024 was
35,716,673
.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the following document are incorporated by reference in this Form
10-K
as indicated herein:

Document	Part of 10-K Into Which Incorporated
Proxy Statement relating to Landstar System, Inc.’s Annual Meeting of Stockholders scheduled to be held on May 7, 2024	Part III

LANDSTAR SYSTEM, INC.

2023 ANNUAL REPORT ON FORM 10-K

PART I

Item 1. Business

Introduction

Landstar System, Inc. was incorporated in January 1991 under the laws of the State of Delaware and has been a publicly held company since its initial public offering in March 1993. The principal executive offices of Landstar System, Inc. (collectively with its subsidiaries and other affiliated companies referred to herein as “Landstar” or the “Company,” unless the context otherwise requires) is located at 13410 Sutton Park Drive South, Jacksonville, Florida 32224 and its telephone number is (904) 398-9400. The Company makes available free of charge through its website its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements on Schedule 14A and any amendments to those reports filed or furnished pursuant to Section 13(a) and 15(d) of the Exchange Act as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission (“SEC”). The Company’s website is www.landstar.com. The SEC maintains a website at http://www.sec.gov that contains the Company’s current and periodic reports, proxy and information statements and other information filed electronically with the SEC.

Description of Business

Landstar, is a technology-enabled, asset-light provider of integrated transportation management solutions delivering safe, specialized transportation services to a broad range of customers utilizing a network of agents, third party capacity providers and employees. The Company offers services to its customers across multiple transportation modes, with the ability to arrange for individual shipments of freight to comprehensive third party logistics solutions to meet all of a customer’s transportation needs. Landstar provides services principally throughout the United States and to a lesser extent in Canada and Mexico, and between the United States and Canada, Mexico and other countries around the world. The Company’s services emphasize safety, information coordination and customer service and are delivered through a network of over 1,000 independent commission sales agents and over 85,000 third party capacity providers, primarily truck capacity providers, linked together by a series of digital technologies which are provided and coordinated by the Company. The nature of the Company’s business is such that a significant portion of its operating costs varies directly with revenue.

Landstar markets its integrated transportation management solutions primarily through independent commission sales agents and exclusively utilizes third party capacity providers to transport customers’ freight. Independent commission sales agents enter into contractual arrangements with the Company and are responsible for locating freight, making that freight available to Landstar’s capacity providers and coordinating the transportation of the freight with customers and capacity providers. The Company’s third party capacity providers consist of independent contractors who provide truck capacity to the Company under exclusive lease arrangements (the “BCO Independent Contractors”), unrelated trucking companies who provide truck capacity to the Company under non-exclusive contractual arrangements (the “Truck Brokerage Carriers”), air cargo carriers, ocean cargo carriers and railroads. Through this network of agents and capacity providers linked together by Landstar’s ecosystem of digital technologies, Landstar operates an integrated transportation management solutions business primarily throughout North America with revenue of $5.3 billion during the most recently completed fiscal year. The Company reports the results of two operating segments: the transportation logistics segment and the insurance segment.

Transportation Logistics Segment

The transportation logistics segment provides a wide range of integrated transportation management solutions. Transportation services are provided by Landstar’s “Operating Subsidiaries”: Landstar Ranger, Inc., Landstar Inway, Inc., Landstar Ligon, Inc., Landstar Gemini, Inc., Landstar Transportation Logistics, Inc., Landstar Global Logistics, Inc., Landstar Express America, Inc., Landstar Canada, Inc., Landstar Metro, S.A.P.I. de C.V., and Landstar Blue, LLC. Transportation services offered by the Company include truckload, less-than-truckload and other truck transportation, rail intermodal, air cargo, ocean cargo, expedited ground and air delivery of time-critical freight, heavy-haul/specialized, U.S.-Canada and U.S.-Mexico cross-border, intra-Mexico, intra-Canada, project cargo and customs brokerage. Examples of the industries serviced by the transportation logistics segment include automotive parts and assemblies, consumer durables, building products, metals, chemicals, foodstuffs, heavy machinery, retail, electronics and military equipment. In addition, the transportation logistics segment provides transportation services to other transportation companies, including third party logistics and less-than-truckload service providers. The independent commission sales agents market services provided by the transportation logistics segment. Billings for freight transportation services are typically charged to customers on a per shipment basis for the physical transportation of freight and are referred to as transportation revenue. See “Notes to Consolidated Financial Statements” for the amount of revenue from external customers, measure of profit and total assets attributable to the transportation logistics segment for the last three fiscal years.

Truck Transportation Services. The transportation logistics segment’s truck transportation services include a full array of truckload transportation for a wide range of commodities and, to a lesser degree, less-than-truckload and other truck transportation services. A significant portion of the Company’s truckload services is priced in the spot market and delivered over irregular or non-repetitive routes, while approximately 25% of the Company’s fiscal year 2023 truck transportation revenue was generated by BCO Independent Contractors utilizing Landstar provided trailing equipment, which frequently is used on more routine, regular routes. The Company utilizes a broad assortment of equipment, including dry and specialty vans of various sizes, unsided/platform trailers (including flatbeds, drop decks and specialty trailers) and temperature-controlled vans. Available truck transportation services also include short-to-long haul movement of containers by truck and expedited ground and dedicated power-only truck capacity. During fiscal year 2023, revenue generated by BCO Independent Contractors and Truck Brokerage Carriers was 38% and 53%, respectively, of consolidated revenue. Also, during fiscal year 2023, truck transportation revenue generated via van equipment and unsided/platform trailing equipment was 57% and 31%, respectively, of truck transportation revenue and less-than-truckload and other truck transportation revenue was 2% and 10%, respectively, of truck transportation revenue. The Company’s truck transportation services contributed 91% of consolidated revenue in fiscal year 2023, 89% of consolidated revenue in fiscal year 2022 and 91% of consolidated revenue in fiscal year 2021.

Rail Intermodal Services. The transportation logistics segment’s rail intermodal services operate with contracts with Class 1 domestic and Canadian railroads, certain short-line railroads and most major asset-based intermodal equipment providers, including agreements with stacktrain operators and container and trailing equipment companies. In addition, the transportation logistics segment’s rail intermodal services operate with contracts with a vast network of local trucking companies that handle pick-up and delivery of rail freight. These contracts provide the transportation logistics segment the ability to transport freight via rail throughout the United States, Canada and Mexico. The transportation logistics segment’s rail intermodal service capabilities include trailer on flat car, container on flat car, box car and railcar. The transportation logistics segment’s rail intermodal services contributed 2% of consolidated revenue in each of fiscal years 2023, 2022 and 2021.

Air and Ocean Services. The transportation logistics segment provides domestic and international air services and ocean services to its customers. The Company executes international air freight transportation as an International Air Transport Association (“IATA”) certified Indirect Air Carrier (“IAC”) and international ocean freight transportation as an Ocean Transportation Intermediary (“OTI”) licensed by the Federal Maritime Commission (“FMC”) as a non-vessel operating common carrier (“NVOCC”) and ocean freight forwarder. Through its network of independent commission sales agents, relationships within a global network of foreign transportation intermediaries and contracts with a number of airlines and ocean lines, the transportation logistics segment provides efficient and cost effective door-to-door transportation to most points in the world for a vast array of cargo types such as over-sized break bulk, consolidations, full container loads, less-than container loads and refrigerated freight. The transportation logistics segment’s air and ocean services contributed 5% of consolidated revenue in fiscal year 2023, 8% of consolidated revenue in fiscal year 2022 and 5% of consolidated revenue in fiscal year 2021.

Insurance Segment

The insurance segment is comprised of Signature Insurance Company (“Signature”), a wholly owned offshore insurance subsidiary, and Risk Management Claim Services, Inc. (“RMCS”). The insurance segment provides risk and claims management services to certain of Landstar’s Operating Subsidiaries. In addition, it reinsures certain risks of the Company’s BCO Independent Contractors and provides certain property and casualty insurance directly to certain of Landstar’s Operating Subsidiaries. Revenue at the insurance segment represents reinsurance premiums from third party insurance companies that provide insurance programs to BCO Independent Contractors where all or a portion of the risk of loss is ultimately borne by Signature. Revenue at the insurance segment represented approximately 1% of the Company’s consolidated revenue in each of fiscal years 2023, 2022 and 2021. See “Notes to Consolidated Financial Statements” for the amount of revenue from external customers, measure of profit and total assets attributable to the insurance segment for the last three fiscal years.

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

The independent commission sales agents use a variety of digital technologies provided by the Company to service the requirements of shippers. For truckload services, the Company’s independent commission sales agents primarily use Landstar proprietary software which enables agents to enter available freight, dispatch capacity and process most administrative tasks and then communicate that information to Landstar and its capacity providers through cloud-based applications. The Company’s cloud-based available truck information system provides a listing of available truck capacity to the Company’s independent commission sales agents. The Company also offers independent commission sales agents a variety of proprietary pricing, operational and financial tools via web or mobile applications. For modes of transportation other than truckload, the independent commission sales agents utilize both proprietary and third party information technology applications provided by the Company.

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

The Company had 524 and 625 agents that each generated at least $1 million in Landstar revenue (the “Million Dollar Agents”) during fiscal years 2023 and 2022, respectively. Landstar revenue from the Million Dollar Agents in the aggregate represented 95% and 97% of consolidated revenue in 2023 and 2022, respectively. Included among the Company’s Million Dollar Agents, the Company had 87 independent sales agencies that generated at least $10 million in Landstar revenue during the 2023 fiscal year, which in aggregate comprised approximately 68% of Landstar’s consolidated revenue. Management believes that the majority of the Million Dollar Agents choose to represent the Company exclusively. Historically, the Company has experienced very few terminations of its Million Dollar Agents, whether such terminations are initiated by the agent or the Company. Annual terminations of Million Dollar Agents have typically been less than 3% of the total number of Million Dollar Agents.

Third Party Capacity

The Company relies exclusively on independent third parties for its hauling capacity other than for trailing equipment owned or leased by the Company and utilized primarily by the BCO Independent Contractors. These third party transportation capacity providers consist of BCO Independent Contractors, Truck Brokerage Carriers, air and ocean cargo carriers and railroads. Landstar’s use of capacity provided by third parties allows it to maintain a lower level of capital investment, resulting in lower fixed costs and a higher return on invested capital. During fiscal year 2023, revenue generated by BCO Independent Contractors, Truck Brokerage Carriers and railroads represented approximately 38%, 53% and 2%, respectively, of the Company’s consolidated revenue. Collectively, revenue generated by air and ocean cargo carriers represented approximately 5% of the Company’s consolidated revenue during fiscal year 2023. Historically, variable contribution margin (defined as variable contribution, which is defined as revenue less variable costs of revenue, divided by revenue) generated from freight hauled by BCO Independent Contractors has been greater than that from freight hauled by other third party capacity providers. However, the Company’s insurance and claims costs, depreciation costs and other operating costs are incurred primarily in support of BCO Independent Contractor capacity. In addition, as further described in the “Corporate Services” section that follows, the Company incurs significantly higher selling, general and administrative costs in support of BCO Independent Contractor capacity as compared to the other modes of transportation. Purchased transportation costs are recognized over the freight transit period as the performance obligation to the customer is completed.

BCO Independent Contractors. Management believes the Company has the largest fleet of truckload BCO Independent Contractors in the United States. BCO Independent Contractors provide truck capacity to the Company under exclusive lease arrangements. Each BCO Independent Contractor operates under the motor carrier operating authority issued by the U.S. Department of Transportation (“DOT”) to Landstar’s Operating Subsidiary to which such BCO Independent Contractor provides services and has leased his or her equipment. The Company’s network of BCO Independent Contractors provides marketing, operating, customer service, safety, recruiting and retention advantages to the Company.

The Company’s BCO Independent Contractors are compensated primarily based on a contractually agreed-upon percentage of revenue generated by loads they haul. This percentage generally ranges from 62% to 70% where the BCO Independent Contractor provides only a tractor and 73% to 77% where the BCO Independent Contractor provides both a tractor and trailing equipment. The BCO Independent Contractor must pay substantially all of the expenses of operating his/her equipment, including driver wages and benefits, fuel, physical damage insurance, maintenance, highway use taxes and debt service, if applicable. The Company passes 100% of fuel surcharges billed to customers for freight hauled by BCO Independent Contractors to its BCO Independent Contractors. During fiscal year 2023, the Company billed customers $324 million in fuel surcharges and passed 100% of such fuel surcharges to the BCO Independent Contractors. These fuel surcharges are excluded from revenue and the cost of purchased transportation.

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

The number of trucks provided to the Company by BCO Independent Contractors was 9,809 at December 30, 2023, compared to 11,281 at December 31, 2022. At December 30, 2023, approximately 97% of the trucks provided by BCO Independent Contractors were provided by BCO Independent Contractors who provided five or fewer trucks to the Company. The number of trucks provided by BCO Independent Contractors fluctuates daily as a result of truck recruiting and truck terminations. More trucks were recruited in fiscal year 2023 than in fiscal year 2022 but trucks terminated were higher in fiscal year 2023 than in fiscal year 2022, resulting in an overall net decrease of 1,472 trucks during fiscal year 2023. Landstar’s BCO Independent Contractor truck turnover was approximately 41% in fiscal year 2023, compared to 29% in fiscal year 2022. Approximately 34% of 2023 turnover was attributable to BCO Independent Contractors who had been with the Company for less than one year. Management believes the factors that have historically favorably impacted turnover include the Company’s extensive agent network, the quantity and quality of available freight, the proprietary technology-based tools the Company makes available to BCO Independent Contractors to empower them to manage their businesses, the Company’s programs to reduce the operating costs of its BCO Independent Contractors and Landstar’s reputation for quality, service, reliability and financial strength. Decreasing revenue per load on a sequential basis historically has had an unfavorable impact on BCO Independent Contractor turnover. During fiscal year 2023, revenue per load sequentially decreased quarter to quarter throughout the entire year.

Truck Brokerage Carriers. At December 30, 2023, the Company maintained a database of over 76,000 approved Truck Brokerage Carriers who provide truck capacity to the Company. Truck Brokerage Carriers provide truck capacity to the Company under non-exclusive contractual arrangements and each operates under its own DOT-issued motor carrier operating authority. Truck Brokerage Carriers are paid either a negotiated rate for each load hauled or, to a lesser extent, a contractually agreed-upon fixed rate per load. The Company recruits, approves, establishes contracts with and tracks safety ratings and service records of these third party trucking companies. In addition to providing additional capacity to the Company, the use of Truck Brokerage Carriers enables the Company to pursue different types and quality of freight such as short-haul traffic, less-than-truckload and, in certain instances, lower-priced freight that generally would not be desirable to the Company’s BCO Independent Contractors.

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

Trailing Equipment

The Company offers its customers a large and diverse fleet of trailing equipment. The following table illustrates the mix of the trailing equipment as of December 30, 2023, either provided by the BCO Independent Contractors or owned or leased by the Company and made available primarily to BCO Independent Contractors. The Company also provides power-only services, as reported in other truck transportation revenue, utilizing trailing equipment generally provided by the shipper or other third party. In general, Truck Brokerage Carriers utilize their own trailing equipment when providing transportation services on behalf of Landstar. Power-only and Truck Brokerage Carrier trailing equipment is not included in the following table:

Trailers by Type
Van	15,046
Unsided/platform, including flatbeds, step decks, drop decks and low boys	2,780
Temperature-controlled	191

Total	18,017

Specialized services offered by the Company include those provided by a large fleet of flatbed trailers and multi-axle trailers capable of hauling extremely heavy or oversized loads. Management believes the Company, along with its network of capacity providers, offers one of the largest fleets of heavy/specialized trailing equipment in North America.

At December 30, 2023, 14,270 of the trailers available to the BCO Independent Contractors were owned by the Company and 319 were rented. In addition, at December 30, 2023, 3,428 trailers were provided by the BCO Independent Contractors. Approximately 25% of Landstar’s truck transportation revenue was generated on Landstar-provided trailing equipment during fiscal year 2023.

Customers

The Company’s customer base is highly diversified and dispersed across many industries, commodities and geographic regions. The Company’s top 100 customers accounted for approximately 46% and 44%, respectively, of consolidated revenue during fiscal years 2023 and 2022. Management believes that the Company’s overall size, ecosystem of digital technologies and applications, geographic coverage, access to equipment and diverse service capability offer the Company significant competitive marketing and operating advantages. These advantages allow the Company to meet the needs of even the largest shippers. Larger shippers often consider reducing the number of authorized carriers they use in favor of a small number of “core carriers,” such as the Company, whose size and diverse service capabilities enable these core carriers to satisfy most of the shippers’ transportation needs. The Company’s national account customers include the United States Department of Defense and many of the companies included in the Fortune 500. Large shippers also use third party logistics providers (“3PLs”) to outsource the management and coordination of their transportation needs. 3PLs and other transportation companies also utilize the Company’s available transportation capacity to satisfy their obligations to their shippers. There were 11 transportation service providers, including 3PLs, included in the Company’s top 25 customers for fiscal year 2023. Management believes the Company’s network of agents and third party capacity providers allows it to efficiently attract and service smaller shippers which may not be as desirable to other large transportation providers (see above under “Agent Network”). No customer accounted for more than 4% of the Company’s 2023 revenue.

Technology

Landstar focuses on providing integrated transportation management solutions which emphasize customer service and information coordination among its independent commission sales agents, customers, capacity providers and employees. The Company continues to focus on identifying, purchasing or developing and implementing software applications and tools which are designed to: (i) assist Landstar independent commission sales agents in efficiently sourcing capacity, pricing transportation services and managing and analyzing the performance of their independent businesses, (ii) assist customers in meeting their transportation needs, (iii) assist third party capacity providers in identifying desirable freight opportunities and operating their independent businesses, and (iv) improve operational and administrative efficiency throughout the Company. Landstar intends to continue to improve and enhance its technologies to meet the total needs of its agents, customers and third party capacity providers and remains engaged in various multi-year projects aimed at increasing efficiencies, primarily through technology, at Landstar and across our agent and third party capacity network.

Management believes leadership in the development, operation and support of an ecosystem of digital technologies and applications is an ongoing part of providing high quality service. The Company has engaged in a multi-year effort to implement a comprehensive strategy focused on the long-term development of leading edge digital tools to empower participants in our network to succeed in the technology-driven transportation logistics marketplace. As part of the execution of this strategy, the Company has launched the following tools to participants within our network:

•	Agent TMS: A cloud-based platform for truckload freight agent workflow.

•	Blue TMS: A cloud-based platform built specifically to service the truckload brokerage contract services market.

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

•

Clarity: Landstar’s proprietary freight tracking tool that incorporates geo-locational data from, among other sources, electronic logging devices, trailer tracking devices and third party data aggregators.

•

Agent and Capacity Portals: New and improved cloud-based portals built to provide a single on-ramp to a multitude of applications, tools and information available to Landstar independent agents and capacity providers.

•	Trailer Tools: Applications empowering independent commission sales agents through the automation of the Company’s trailer request and trailer pool management processes.

•	Credit: Application that automates the process for independent commission sales agents to request customer credit.

Since the launch of this initiative in 2016, the Company has invested approximately $158 million in this strategic development effort, including approximately $35 million and $33 million, respectively, in fiscal years 2023 and 2022.

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

Management believes that competition for freight transported by the Company is based on service, efficiency, safety and freight rates, which are influenced significantly by the economic environment, particularly the amount of available transportation capacity and freight demand. Management believes that Landstar’s overall size, service offerings and availability of a wide range of equipment, together with its geographically dispersed local independent agent network, present the Company with significant competitive advantages over many transportation and logistics service providers.

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

Moreover, the Company from year to year manages the level of its financial exposure to commercial trucking claims in excess of $10 million, including through the use of additional self-insurance, deductibles, aggregate loss limits, quota shares and other arrangements with third party insurance companies, based on the availability of coverage within certain excess insurance coverage layers and estimated cost differentials between proposed premiums from third party insurance companies and historical and actuarially projected losses experienced by the Company at various levels of excess insurance coverage. For example, with respect to a single hypothetical claim in the amount of $60 million incurred during the annual policy year ending April 30, 2024, the Company would have an aggregate financial exposure of approximately $25 million. Furthermore, the Company’s third party insurance arrangements provide excess coverage up to an uppermost coverage layer, in excess of which the Company retains additional financial exposure. No assurances can be given that the availability of excess coverage for commercial trucking claims will not continue to deteriorate, that the pricing associated with such excess coverage, to the extent available, will not continue to increase, nor that insurance coverage from third party insurers for excess coverage of commercial trucking claims will even be available on commercially reasonable terms at certain levels. Moreover, the occurrence of a Nuclear Verdict, or the settlement of a catastrophic injury and/or fatality claim that could have otherwise resulted in a Nuclear Verdict, could have a material adverse effect on Landstar’s cost of insurance and claims and its results of operations.

Further, the Company retains liability of up to $2,000,000 for each general liability claim, $250,000 for each workers’ compensation claim and $250,000 for each cargo claim. In addition, under reinsurance arrangements by Signature of certain risks of the Company’s BCO Independent Contractors, the Company retains liability of up to $500,000, $1,000,000 or $2,000,000 with respect to certain occupational accident claims and up to $750,000 with respect to certain workers’ compensation claims. The Company’s exposure to liability associated with accidents incurred by Truck Brokerage Carriers, railroads and air and ocean cargo carriers who transport freight on behalf of the Company is reduced by various factors including the extent to which such carriers maintain their own insurance coverage. A material increase in the frequency or severity of accidents, cargo claims or workers’ compensation claims or the material unfavorable development of existing claims could have a material adverse effect on Landstar’s cost of insurance and claims and its results of operations.

Regulation

Certain of the Operating Subsidiaries are considered motor carriers and/or brokers authorized to arrange for transportation services by motor carriers which are regulated by the Federal Motor Carrier Safety Administration (the “FMCSA”) and by various state agencies. The FMCSA has broad regulatory powers with respect to activities such as motor carrier operations, practices, periodic financial reporting and insurance. Subject to federal and state regulatory authorities or regulation, the Company’s capacity providers may transport most types of freight to and from any point in the United States over any route they select.

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

Seasonality

Landstar’s operations are subject to seasonal trends common to the trucking industry. Historically, truckload shipments for the quarter ending in March are typically lower than for the quarters ending in June, September and December. The COVID-19 global pandemic and related supply chain issues significantly disrupted these typical seasonal patterns. In particular, the Company’s 2022 and 2023 fiscal year results did not reflect normal seasonal patterns. No assurances can be given regarding the extent to which or when trends common to the trucking industry, in general and to Landstar’s operations, in particular, will return to more typical, pre-pandemic, seasonal patterns.

Human Capital Resources

We believe our employees are among our most important resources and are critical to our continued success. We focus significant attention on attracting and retaining talented and experienced individuals to manage and support our operations. To attract and retain top talent in our highly competitive industry, we have designed our compensation and benefits programs to provide a balanced and effective reward structure. Our short and long-term incentive programs are aligned with key business objectives and are intended to motivate strong performance. Our employees are eligible to participate in our medical, dental and vision programs, a 401(k) savings/retirement plan, flexible time-off, employer-provided life and disability insurance, our wellness program, our tuition reimbursement program, and an array of voluntary benefits designed to meet individual needs. We engage firms nationally recognized in the benefits area to objectively evaluate our programs and benchmark them against peers and other similarly situated organizations.

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

As of December 30, 2023, the Company and its subsidiaries employed 1,468 individuals. Three Landstar Ranger drivers (out of a Company total of approximately 9,809 drivers for BCO Independent Contractors) are members of the International Brotherhood of Teamsters. The turnover rate for Landstar employees located in the United States and Canada was 14% in 2023, 17% in 2022 and 13% in 2021. The Company considers relations with its employees to be good.

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

As of the end of 2023, a majority of the Company’s employees work remotely or on a hybrid basis.

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

Moreover, the Company from year to year manages the level of its financial exposure to commercial trucking claims in excess of $10 million, including through the use of additional self-insurance, deductibles, aggregate loss limits, quota shares and other arrangements with third party insurance companies, based on the availability of coverage within certain excess insurance coverage layers and estimated cost differentials between proposed premiums from third party insurance companies and historical and actuarially projected losses experienced by the Company at various levels of excess insurance coverage. For example, with respect to a single hypothetical claim in the amount of $60 million incurred during the annual policy year ending April 30, 2024, the Company would have an aggregate financial exposure of approximately $25 million. Furthermore, the Company’s third party insurance arrangements provide excess coverage up to an uppermost coverage layer, in excess of which the Company retains additional financial exposure. No assurances can be given that the availability of excess coverage for commercial trucking claims will not continue to deteriorate, that the pricing associated with such excess coverage, to the extent available, will not continue to increase, nor that insurance coverage from third party insurers for excess coverage of commercial trucking claims will even be available on commercially reasonable terms at certain levels. Moreover, the occurrence of a Nuclear Verdict, or the settlement of a catastrophic injury and/or fatality claim that could have otherwise resulted in a Nuclear Verdict, could have a material adverse effect on Landstar’s cost of insurance and claims and its results of operations.

Further, the Company retains liability of up to $2,000,000 for each general liability claim, $250,000 for each workers’ compensation claim and $250,000 for each cargo claim. In addition, under reinsurance arrangements by Signature of certain risks of the Company’s BCO Independent Contractors, the Company retains liability of up to $500,000, $1,000,000 or $2,000,000 with respect to certain occupational accident claims and up to $750,000 with respect to certain workers’ compensation claims. The Company’s exposure to liability associated with accidents incurred by Truck Brokerage Carriers, railroads and air and ocean cargo carriers who transport freight on behalf of the Company is reduced by various factors including the extent to which such carriers maintain their own insurance coverage. A material increase in the frequency or severity of accidents, cargo claims or workers’ compensation claims or the material unfavorable development of existing claims could have a material adverse effect on Landstar’s cost of insurance and claims and its results of operations.

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

Dependence on independent commission sales agents. As noted above in Item 1, “Business — Factors Significant to the Company’s Operations — Agent Network,” the Company markets its services primarily through independent commission sales agents. During fiscal year 2023, 524 agents generated revenue for Landstar of at least $1 million each, or in the aggregate approximately 95% of Landstar’s consolidated revenue. Included among these Million Dollar Agents, 87 agents generated at least $10,000,000 of Landstar revenue during the 2023 fiscal year, or in the aggregate approximately 68% of Landstar’s consolidated revenue. Of these larger agencies, one such Landstar independent commission sales agency, itself with a very diversified customer base, generated approximately $553,000,000, or 10%, of Landstar’s consolidated revenue and approximately 6% of Landstar’s consolidated variable contribution in fiscal year 2023.

A number of these larger agencies, including the largest of Landstar’s independent commission sales agents by revenue, maintain administrative operations in countries outside of North America where the risks may be different than in the United States or Canada due to geopolitical, legal or other risks associated with maintaining administrative operations in such foreign jurisdictions. There can be no assurance regarding the potential disruption and impact adverse geopolitical developments in these foreign jurisdictions could have on the ability of certain large independent commission sales agents to generate and maintain administrative operations in support of significant amounts of Landstar revenue. As disclosed in a Current Report on Form 8-K filed by the Company on February 28, 2022, the largest Landstar independent commission sales agency by revenue referenced above, while based in the United States, has significant administrative operations located in Ukraine. The administrative operations of this agency were significantly disrupted during the onset of the Russian invasion of Ukraine. The Company also has another of its largest independent commission sales agencies, as measured by revenue, that is based in the United States but conducts a portion of its administrative operations in western Ukraine. Russian efforts to destroy infrastructure throughout Ukraine has impacted the availability of electricity and other basic utilities at various times throughout the country. The priority for Landstar and both of these agencies is the safety and well-being of these agencies’ Ukrainian workforces and their families. No assurances can be provided regarding the conflict between Russia and Ukraine and the extent of potential future operational disruption the conflict may have on either of these Landstar agencies and the related impact of these disruptions on the Company.

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

Dependence on third party capacity providers. As noted above in Item 1, “Business — Factors Significant to the Company’s Operations — Third Party Capacity,” Landstar does not own trucks or other transportation equipment other than trailing equipment and relies on third party capacity providers, including BCO Independent Contractors, Truck Brokerage Carriers, railroads and air and ocean cargo carriers, to transport freight for its customers. The Company competes with motor carriers and other third parties for the services of BCO Independent Contractors and other third party capacity providers. The market for qualified truck owner-operators and other third party truck capacity providers is very competitive among motor carriers, third party logistics companies and others and no assurances can be given that the Company will be able to maintain or expand the number of BCO Independent Contractors or other third party truck capacity providers. Additionally, the Company’s third party capacity providers other than BCO Independent Contractors can be expected, under certain circumstances, to charge higher prices to cover increased operating expenses, such as any increases in the cost of fuel, labor, equipment or insurance, and the Company’s operating income may decline without a corresponding increase in price to the customer. A significant decrease in available capacity provided by either the Company’s BCO Independent Contractors or other third party capacity providers, or increased rates charged by other third party capacity providers that cannot be passed through to customers, could have a material adverse effect on Landstar, including its results of operations and revenue.

Disruptions or failures in the Company’s computer systems; cyber and other information security incidents. As noted above in Item 1, “Business — Factors Significant to the Company’s Operations — Technology,” the Company’s information technology systems used in connection with its operations are located in Jacksonville, Florida and to a lesser extent in Rockford, Illinois. In addition, the Company utilizes several third party data centers throughout the United States. Landstar relies, in the regular course of its business, on the proper operation of its information technology systems to link its extensive network of customers, employees, agents and third party capacity providers, including its BCO Independent Contractors. Moreover, a majority of the Company’s employees work remotely or on a hybrid basis. Although the Company has redundant systems for its critical operations, any significant disruption or failure of its technology systems or those of third party data centers on which it relies could significantly disrupt the Company’s operations and impose significant costs on the Company. Moreover, it is critical that the data processed by or stored in the Company’s information technology systems or otherwise in the Company’s possession remain confidential, as it often includes confidential, proprietary and/or competitively sensitive information regarding our customers, employees, agents and third party capacity providers, key financial and operational results and statistics, and our strategic plans, including technology innovations, developments and enhancements. Cyber incidents that impact the security, availability, reliability, speed, accuracy or other proper functioning of these systems and data, including outages, computer viruses, break-ins and similar disruptions, could have a significant impact on our operations. Accordingly, information security and the continued development and enhancement of the controls and processes designed to protect our systems, computers, software, data and networks from attack, damage or unauthorized access remain a priority for us. Our information systems and those of our third-party service providers have been, and will likely continue to be, targeted by or subject to viruses, malware or other malicious codes, unauthorized access, cyber-attacks, cyber frauds, ransomware or other unauthorized occurrences which jeopardize the confidentiality, integrity or availability of our information or information systems. Cybersecurity threats are rapidly evolving and those threats and the means for obtaining access to our systems are becoming increasingly sophisticated. Cybersecurity threats can originate from a wide variety of sources including terrorists, nation states, financially motivated actors, hacktivists, internal actors, or third parties, such as external service providers or other third parties who may use an external service provider as a conduit to access our systems, and the techniques used change frequently and often are not recognized until after they have been launched. The rapid evolution and increased adoption of artificial intelligence technologies may intensify our cybersecurity risks including the deployment of artificial intelligence technologies by threat actors. Although we believe that we have robust security procedures and other safeguards in place, as threats continue to evolve, we may be required to expend additional resources to continue to enhance our information security measures and/or to investigate and remediate any security vulnerabilities. At any given time, we face known and unknown cybersecurity risks and threats that are not fully mitigated, and we may discover vulnerabilities as we continuously work to enhance our cybersecurity risk management program. A significant incident, including system failure, security breach, disruption by malware or ransomware, or other damage, could interrupt or delay our operations, damage our reputation, cause a loss of customers, agents and/or third party capacity providers, expose us to a risk of loss or litigation, and/or cause us to incur significant time and expense to remedy such an event, any of which could have a material adverse impact on our results of operations and financial condition.

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

Substantial industry competition. As noted above in Item 1, “Business — Factors Significant to the Company’s Operations — Competition,” Landstar competes primarily in the transportation and logistics services industry. This industry is extremely competitive and fragmented. Landstar competes primarily with truckload carriers, intermodal transportation service providers, railroads, less-than-truckload carriers, third party logistics companies, digital freight brokers and other asset-light transportation and logistics service providers. Management believes that competition for the freight transported by the Company is based on service, efficiency, safety and freight rates, which are influenced significantly by the economic environment, particularly the amount of available transportation capacity and freight demand. In recent years, the use of technology and the implementation of technology-based innovations have become increasingly important to compete within the transportation and logistics industry. In particular, management believes leadership in the development, operation and support of an ecosystem of digital technologies and applications is an ongoing part of providing high quality service. The failure of the Company to maintain or enhance its technology ecosystem in response to changing demands from customers, agents, and capacity providers could have a significant adverse impact on Landstar’s ability to compete for customers, agents and capacity providers in the transportation and logistics industry.

In addition, competition in our industry, historically, has created downward pressure on freight rates. Many large shippers use 3PLs other than the Company to outsource the management and coordination of their transportation needs rather than directly arrange for transportation services with carriers. As noted above, there were 11 transportation service providers, including 3PLs, included in the Company’s top 25 customers for the fiscal year ended December 30, 2023. Usage by large shippers of 3PLs often provides carriers, such as the Company, with a less direct relationship with the shipper and, as a result, may increase pressure on freight rates while making it more difficult for the Company to compete primarily based on service and efficiency. A prolonged decrease in freight rates could have a material adverse effect on Landstar, including its revenue and operating income.

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

In particular, the FMCSA in recent years proposed a number of regulatory changes that affect the operation of commercial motor carriers across the United States. It is difficult to predict in what form FMCSA regulations may be implemented, modified or enforced and what impact any such regulations may have on motor carrier operations or the aggregate number of trucks that provide hauling capacity to the Company. For example, in December 2010, the FMCSA introduced the Compliance Safety Accountability (“CSA”) motor carrier oversight program. Under CSA, the FMCSA monitors seven Behavior Analysis and Safety Improvement Categories, or BASICs, under which a motor carrier may be evaluated against established threshold scores for each such BASIC. In the event a motor carrier has one or more BASIC scores that exceeds the applicable threshold, the motor carrier has an increased risk of roadside inspection and/or compliance review by FMCSA. Under the Fixing America’s Surface Transportation Act, or the “FAST Act” signed into law on December 4, 2015, the FMCSA was required to engage the National Research Council to conduct a study of CSA and the Safety Measurement System (“SMS”) utilized by the CSA program. As a result of the FAST Act, the FMCSA announced the removal of the BASIC scores from public view and that such scores are expected to remain hidden from public view while changes to CSA are considered. In 2018, the FMCSA announced significant anticipated changes to CSA that if enacted would be expected to have a material impact on the current program. As of the end of 2023, no such changes to CSA have yet been enacted. No assurances can be given with respect to the changes that may be made to the CSA program, or any replacement or supplemental program, in the future and what impact new or revised motor carrier oversight programs implemented by the FMCSA could have on the Company, its motor carrier operations or the aggregate number of trucks that provide hauling capacity to the Company.

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

Regulations requiring the purchase and use of zero-emission vehicles (“ZEVs”). Currently, the long-haul trucking industry in North America is diesel-fuel based and long-haul trucking operations powered by electricity, natural gas, or hydrogen-based powertrains rather than diesel are not commercially feasible at scale in North America. Significant challenges remain with respect to the economic feasibility of these trucks and the further development of this technology is necessary considering power, torque, range, efficiency and other aspects of long-haul trucking operations. Moreover, the extensive nationwide charging/fueling infrastructure and maintenance network that would be necessary to support such operations does not exist. Nevertheless, federal, state and local governmental agencies may engage in efforts to support legislation and regulations mandating the transition of diesel-fuel based commercial motor vehicles, such as Class 8 tractors operated by the Company’s BCO Independent Contractors and Truck Brokerage Carriers, to ZEVs. For example, CARB has adopted two new regulations, the Advanced Clean Trucks (“ACT”) regulation and the Advanced Clean Fleets (“ACF”) regulation, that would mandate the transition of commercial trucking operations in California to ZEVs over time.

CARB’s ACT regulation, as enacted, is intended to accelerate a large-scale transition to medium-and heavy-duty ZEVs. The regulation includes a manufacturer sales requirement and a reporting requirement that applies to large employers including retailers, manufacturers, brokers and others, as well as fleet owners with 50 or more trucks operating in California. The following states have also adopted the ACT regulation: Colorado, Massachusetts, New Jersey, New York, Oregon, Vermont and Washington.

CARB’s ACF regulation is intended to work in conjunction with the ACT regulation to require the deployment of medium- and heavy-duty ZEVs in California. Components of the ACF regulation, as adopted by CARB, include the following requirements:

•	Manufacturer sales mandate. Manufacturers would be required to sell only zero-emission medium- and heavy-duty vehicles in California starting in 2036.

•

Drayage fleets. Beginning January 1, 2024, trucks must be required to be registered in the CARB Online System to conduct drayage activities in California. Any truck that is to conduct drayage activities in California and is added to the California fleet on or after January 1, 2024, is required to be a ZEV.

•

High priority fleets. High priority fleets (defined by the regulation to include an entity that owns, operates or directs vehicles in California and has $50 million or more in total gross revenue or a fleet that owns, operates, or directs 50 or more vehicles in its California fleet) are required to either (i) purchase only ZEVs beginning 2024 and, starting January 1, 2025, remove internal combustion engine vehicles at the end of their minimum useful life as specified in the regulation or (ii) use the ZEV Milestones Option to phase-in ZEVs into their fleets to meet ZEV targets as a percentage of their total California fleet according to the following schedule:

Table A: ZEV Fleet Milestones by Milestone Group and Year
Percentage of vehicles that must be ZEVs	10%	25%	50%	75%	100%
Milestone Group 1: Box trucks, vans, buses with two axles, yard tractors, light-duty package delivery vehicles	2025	2028	2031	2033	2035 and beyond
Milestone Group 2: Work trucks, day cab tractors, buses with three axles	2027	2030	2033	2036	2039 and beyond
Milestone Group 3: Sleeper cab tractors and specialty vehicles	2030	2033	2036	2039	2042 and beyond

On October 16, 2023, the California Trucking Association (the “CTA”) filed a lawsuit in the Eastern District of California challenging the ACF regulation as, among several alternative theories, preempted by federal law under the Federal Clean Air Act and the Federal Aviation Administration Authorization Act of 1994. The CTA seeks declaratory relief that the ACF regulation is invalid and unenforceable as well as preliminary and permanent injunctive relief barring the implementation and enforcement of the ACF regulation. On December 27, 2023, CARB and the CTA reached an understanding that CARB will not take enforcement action as to the drayage or high priority fleet reporting requirements or registration prohibitions under the ACF regulation until U.S. EPA grants a preemption waiver under the federal Clean Air Act applicable to those regulatory provisions or determines a waiver is not necessary, and CTA agreed not to file a preliminary injunction motion seeking to enjoin enforcement of the challenged provision of the ACF regulation while the waiver request is pending before U.S. EPA. No assurances can be provided regarding whether U.S. EPA may grant a preemption waiver, when such a decision may be made or the CTA’s litigation challenging the ACF regulation, including the timing of any proceedings relating to the litigation.

To the extent that the ACF regulation remains in effect, no assurances can be given with respect to the extent BCO Independent Contractors will choose to become CARB-compliant by purchasing a ZEV. Accordingly, many of the Company’s BCO Independent Contractors may not be permitted to haul loads that would require travel within California, which could negatively affect the ability of the Company to service customer freight needs for freight originating from, delivering to or traveling through California. Furthermore, mandates requiring the transition to ZEVs would create substantial costs for the Company’s third party capacity providers and, in turn, increase the cost of purchased transportation to the Company. An increase in the costs to purchase, lease or maintain tractor equipment or in purchased transportation cost caused by existing or new regulations without a corresponding increase in price to the customer could adversely affect Landstar, including its results of operations and financial condition.

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

General Risk Factors

Potential changes in taxes. From time to time, various legislative proposals are introduced to increase federal, state, or local taxes. The Company cannot predict whether, or in what form, any increase in corporate income tax rates, motor fuel tax rates or other tax rates applicable to the transportation services provided by the Company will be enacted and, if enacted, how such increased tax rates may impact the Company. As an example, for every 100 basis point increase in the U.S. corporate income tax rate the Company would recognize a one-time tax charge of approximately $1,100,000 in connection with revaluing its ending net deferred tax liabilities at December 30, 2023. With respect to potential increases in fuel and similar taxes, it is unclear whether or not the Company’s Truck Brokerage Carriers would attempt to pass the increase on to the Company or if the Company will be able to reflect this potential increased cost of capacity, if any, in prices to customers. Any such increase in fuel taxes, without a corresponding increase in price to the customer, could have a material adverse effect on Landstar, including its results of operations and financial condition. Moreover, competition from other transportation service companies including those that provide non-trucking modes of transportation would likely increase if state or federal taxes on fuel were to increase without a corresponding increase in taxes imposed upon other modes of transportation.

On August 16, 2022, the Inflation Reduction Act was signed into law by President Biden. The Inflation Reduction Act establishes a one percent excise tax on stock repurchases made by publicly traded U.S. corporations. This provision was effective for tax years beginning after December 31, 2022. Accrued excise tax of $348,000 was included in other current liabilities in the consolidated balance sheet at December 30, 2023. The excise tax could have an adverse effect on the Company’s cash flows in future years.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

The Company recognizes the importance of assessing, identifying, and managing risks associated with cybersecurity threats. These risks include, among other things, operational risks; intellectual property theft; fraud; extortion; harm to employees, customers or the independent commission sales agents and third party capacity providers in our network; violation of privacy or security laws and other litigation and legal risk; and reputational risks. The Company has implemented cybersecurity processes, technologies, and controls to aid in its efforts to assess, identify, and manage such risks, including network and endpoint monitoring by a third party managed security services provider and Landstar IT professionals, access controls, vulnerability assessments, penetration testing, regular information security training for employees, and tabletop exercises to inform our IT professionals’ risk identification and assessment.

Landstar maintains an Incident Response Plan that guides the actions the Company is to take in the event of a suspected or confirmed cybersecurity incident. The plan includes processes to triage, investigate, contain, and remediate the incident, and is designed to enable us to comply with applicable legal and regulatory obligations and mitigate financial and reputational damage. We also maintain a Business Continuity Plan, which provides procedures for maintaining the continuity of critical business processes in the event of business interruption, including any that involve cybersecurity incidents that may significantly impact our operations. Our cybersecurity risk management processes incorporate appropriate industry standards and are designed using the frameworks developed by National Institute of Standards and Technology (“NIST”) as a guide.

Our enterprise risk management program reports at least quarterly to the Management Risk Committee and considers cybersecurity threat risks alongside other types of risks as part of our overall risk assessment process. The Management Risk Committee consists of those members of executive management of the Company with ultimate responsibility for the Company’s enterprise risk management practices. Members of the Management Risk Committee regularly engage in discussions and meetings relating to cybersecurity risk management and strategy processes and the prevention, detection, mitigation and remediation of cybersecurity incidents. Members of our IT department collaborate with the Management Risk Committee, as necessary, to gather insights for identifying and assessing cybersecurity threats, their severity, and potential mitigations. Our cybersecurity risk management and strategy processes are led by the Chief Information Officer, who is a member of the Management Risk Committee, and the Vice President of Network Services.

In particular, the Vice President of Network Services leads a team of IT professionals that includes individuals with significant cybersecurity expertise. The Vice President of Network Services has over 26 years of experience in various roles with the Company as well as with the U.S. Army involving managing information security, developing cybersecurity strategy, implementing effective information and cybersecurity programs. The team of IT professionals led by the Vice President of Network Services includes individuals with relevant degrees and certifications, including Certified Information Security Systems Professional (CISSP), Certified Cyber Security Architect (CCSA), EC-Council Certified Ethical Hacker (CEH), GIAC Certified Forensic Examiner (GCFE), SANS Digital Forensics And Incident Response (FOR408), CompTIA Certified PenTest+, Cisco Certified Network Associate (CCNA), and CompTIA Certified Security+.

The Company also regularly engages with consultants, auditors, and other third parties, including by having an independent third-party Qualified Security Assessor review our cybersecurity program twice each year to help identify areas for continued focus and enhancement. These third parties analyze data on the interactions of users of our information technology resources, including employees, and conduct penetration tests and scanning exercises to assess the performance of our cybersecurity controls, systems and processes.

Our cybersecurity risk management processes also address risks associated with our use of third-party service providers, including those who have access to our employee data or our systems that support customers and our network of independent commission sales agents and third party capacity providers. Third-party risks are included within our enterprise risk management assessment program, as well as our cybersecurity-specific risk identification program. Cybersecurity considerations affect the selection and oversight of our third-party service providers. We perform diligence on third-parties that have access to our systems, data or facilities that house such systems or data, and continually monitor cybersecurity threats identified through such diligence. Additionally, we may require certain third parties to agree by contract to manage their cybersecurity risks in specified ways, and to agree to be subject to cybersecurity audits, which we conduct as appropriate.

During the period covered by this Annual Report, the Company has not experienced any cybersecurity incidents that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition. However, institutions like us, as well as our employees, service providers and other third parties, have experienced a significant increase in information security and cybersecurity risk in recent years and will likely continue to be the target of increasingly sophisticated cyber attacks. The Company describes whether and how risks from identified cybersecurity threats materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition, under the heading “Disruptions or failures in the Company’s computer systems; cyber and other information security incidents” included as part of our risk factor disclosure at Item 1A of this Annual Report on Form 10-K, which disclosures are incorporated by reference herein.

Cybersecurity is an important part of our risk management processes and an area of focus for our Board and management. The Safety and Risk Committee of the Board is responsible for the oversight of risks from cybersecurity threats. At least semi-annually, the Management Risk Committee and, subsequently, the Safety and Risk Committee of the Board receives an overview of our cybersecurity threat risk management and strategy processes from the Chief Information Officer and the Vice President of Network Services. These sessions typically cover topics such as data security posture, results from third-party assessments, progress towards risk-mitigation-related goals, our incident response plan, cybersecurity vendors and products, and material risks from cybersecurity threats, incidents and developments, as well as the steps management has taken to respond to such risks. Material cybersecurity threat risks are also considered during separate Board and Board committee meeting discussions relating to matters such as enterprise risk management, internal controls over financial reporting and business continuity planning.

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

The reported last sale price per share of the Common Stock as reported on the NASDAQ Global Select Market on January 26, 2024 was $197.11 per share. As of such date, Landstar had 35,716,673 shares of Common Stock outstanding and had 133 stockholders of record of its Common Stock. However, the Company estimates that it has a significantly greater number of stockholders because a substantial number of the Company’s shares are held by brokers or dealers for their customers in street name.

Purchases of Equity Securities by the Company

The following table provides information regarding the Company’s purchase of its Common Stock during the period from October 1, 2023 to December 30, 2023, the Company’s fourth fiscal quarter:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Share Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares That May Yet Be Purchased Under the Programs
September 30, 2023				2,910,339
Oct. 1, 2023 – Oct. 28, 2023	—	$—	—	2,910,339
Oct. 29, 2023 – Nov. 25, 2023	229,671	169.08	229,671	2,680,668
Nov. 26, 2023 – Dec. 30, 2023	—	—	—	3,000,000

Total	229,671	$169.08	229,671

On December 7, 2021, the Landstar System, Inc. Board of Directors authorized the Company to purchase up to 1,912,824 shares of the Company’s Common Stock from time to time in the open market and in privately negotiated transactions. On December 6, 2022, the Landstar System, Inc. Board of Directors authorized the Company to purchase up to 1,900,826 additional shares of the Company’s Common Stock from time to time in the open market and in privately negotiated transactions. On December 4, 2023, the Landstar System, Inc. Board of Directors authorized the Company to purchase up to 319,332 additional shares of its Common Stock from time to time in the open market and in privately negotiated transactions under its share purchase program. As of December 30, 2023, the Company had authorization to purchase in the aggregate up to 3,000,000 shares of its Common Stock under these programs. No specific expiration date has been assigned to the December 7, 2021, December 6, 2022 or December 4, 2023 authorizations.

Equity Compensation Plan Information

The Company maintains a stock compensation plan for members of its Board of Directors, the 2022 Directors Stock Compensation Plan (the “2022 DSCP”), and an employee equity incentive plan, the 2011 Equity Incentive Plan (the “2011 EIP”). The following table presents information related to securities authorized for issuance under these plans at December 30, 2023:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted-average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Security Holders	0	0	3,201,405
Equity Compensation Plans Not Approved by Security Holders	0	0	0

Under the 2011 EIP, the issuance of (i) a non-vested share of Landstar Common Stock issued in the form of restricted stock and (ii) a share of Landstar Common Stock issued upon the vesting of a previously granted restricted stock unit each counts as the issuance of two securities against the number of securities available for future issuance. Included in the number of securities remaining available for future issuance under equity compensation plans were 187,260 shares of Common Stock reserved for issuance under the 2022 DSCP.

Financial Model Shareholder Returns

The following graph illustrates the return that would have been realized, assuming reinvestment of dividends, by an investor who invested $100 in each of the Company’s Common Stock, the Standard and Poor’s 500 Stock Index and the Dow Jones Transportation Stock Index for the period commencing December 29, 2018 through December 30, 2023.

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following is a “safe harbor” statement under the Private Securities Litigation Reform Act of 1995. Statements contained in this document that are not based on historical facts are “forward-looking statements.” This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Form 10-K contain forward-looking statements, such as statements which relate to Landstar’s business objectives, plans, strategies and expectations. Terms such as “anticipates,” “believes,” “estimates,” “intention,” “expects,” “plans,” “predicts,” “may,” “should,” “could,” “will,” the negative thereof and similar expressions are intended to identify forward-looking statements. Such statements are by nature subject to uncertainties and risks, including but not limited to: the impact of the Russian conflict with Ukraine on the operations of certain independent commission sales agents, including the Company’s largest such agent by revenue in the 2023 fiscal year; an increase in the frequency or severity of accidents or other claims; unfavorable development of existing accident claims; dependence on third party insurance companies; dependence on independent commission sales agents; dependence on third party capacity providers; decreased demand for transportation services; U.S. trade relationships; substantial industry competition; disruptions or failures in the Company’s computer systems; cyber and other information security incidents; dependence on key vendors; potential changes in taxes; status of independent contractors; regulatory and legislative changes; regulations focused on diesel emissions and other air quality matters; regulations requiring the purchase and use of zero-emission vehicles; intellectual property; and other operational, financial or legal risks or uncertainties detailed in this and Landstar’s other SEC filings from time to time and described in Item 1A in this Form 10-K under the heading “Risk Factors.” These risks and uncertainties could cause actual results or events to differ materially from historical results or those anticipated. Investors should not place undue reliance on such forward-looking statements and the Company undertakes no obligation to publicly update or revise any forward-looking statements.

Introduction

Landstar System, Inc. and its subsidiary, Landstar System Holdings, Inc. (collectively referred to herein with their subsidiaries and other affiliated companies as “Landstar” or the “Company”), is a technology-enabled, asset-light provider of integrated transportation management solutions delivering safe, specialized transportation services to a broad range of customers utilizing a network of agents, third party capacity providers and employees. The Company offers services to its customers across multiple transportation modes, with the ability to arrange for individual shipments of freight to comprehensive third party logistics solutions to meet all of a customer’s transportation needs. Landstar provides services principally throughout the United States and to a lesser extent in Canada and Mexico, and between the United States and Canada, Mexico and other countries around the world. The Company’s services emphasize safety, information coordination and customer service and are delivered through a network of over 1,000 independent commission sales agents and over 85,000 third party capacity providers, primarily truck capacity providers, linked together by a series of digital technologies which are provided and coordinated by the Company. The nature of the Company’s business is such that a significant portion of its operating costs varies directly with revenue.

Landstar markets its integrated transportation management solutions primarily through independent commission sales agents and exclusively utilizes third party capacity providers to transport customers’ freight. Landstar’s independent commission sales agents enter into contractual arrangements with the Company and are responsible for locating freight, making that freight available to Landstar’s capacity providers and coordinating the transportation of the freight with customers and capacity providers. The Company’s third party capacity providers consist of independent contractors who provide truck capacity to the Company under exclusive lease arrangements (the “BCO Independent Contractors”), unrelated trucking companies who provide truck capacity to the Company under non-exclusive contractual arrangements (the “Truck Brokerage Carriers”), air cargo carriers, ocean cargo carriers and railroads. Through this network of agents and capacity providers linked together by Landstar’s ecosystem of digital technologies, Landstar operates an integrated transportation management solutions business primarily throughout North America with revenue of $5.3 billion during the most recently completed fiscal year. The Company reports the results of two operating segments: the transportation logistics segment and the insurance segment.

The transportation logistics segment provides a wide range of integrated transportation management solutions. Transportation services are provided by Landstar’s “Operating Subsidiaries”: Landstar Ranger, Inc., Landstar Inway, Inc., Landstar Ligon, Inc., Landstar Gemini, Inc., Landstar Transportation Logistics, Inc., Landstar Global Logistics, Inc., Landstar Express America, Inc., Landstar Canada, Inc., Landstar Metro, S.A.P.I. de C.V., and Landstar Blue, LLC. Transportation services offered by the Company include truckload, less-than-truckload and other truck transportation, rail intermodal, air cargo, ocean cargo, expedited ground and air delivery of time-critical freight, heavy-haul/specialized, U.S.-Canada and U.S.-Mexico cross-border, intra-Mexico, intra-Canada, project cargo and customs brokerage. Examples of the industries serviced by the transportation logistics segment include automotive parts and assemblies, consumer durables, building products, metals, chemicals, foodstuffs, heavy machinery, retail, electronics and military equipment. In addition, the transportation logistics segment provides transportation services to other transportation companies, including third party logistics and less-than-truckload service providers. The independent commission sales agents market services provided by the transportation logistics segment. Billings for freight transportation services are typically charged to customers on a per shipment basis for the physical transportation of freight and are referred to as transportation revenue. During fiscal year 2023, revenue generated by BCO Independent Contractors, Truck Brokerage Carriers and railroads represented approximately 38%, 53% and 2%, respectively, of the Company’s consolidated revenue. Collectively, revenue generated by air and ocean cargo carriers represented approximately 5% of the Company’s consolidated revenue during fiscal year 2023.

The insurance segment is comprised of Signature Insurance Company (“Signature”), a wholly owned offshore insurance subsidiary, and Risk Management Claim Services, Inc. The insurance segment provides risk and claims management services to certain of Landstar’s Operating Subsidiaries. In addition, it reinsures certain risks of the Company’s BCO Independent Contractors and provides certain property and casualty insurance directly to certain of Landstar’s Operating Subsidiaries. Revenue at the insurance segment represents reinsurance premiums from third party insurance companies that provide insurance programs to BCO Independent Contractors where all or a portion of the risk is ultimately borne by Signature. Revenue at the insurance segment represented approximately 1% of the Company’s consolidated revenue for fiscal year 2023.

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

	Fiscal Years
	2023	2022	2021
Number of Million Dollar Agents	524	625	593

Average revenue generated per Million Dollar Agent	$9,645,000	$11,499,000	$10,371,000

Percent of consolidated revenue generated by Million Dollar Agents	95%	97%	94%

In fiscal year 2023, the change in the number of Million Dollar Agents was attributable to agents who remained with the Company yet experienced lower year-over-year revenue that resulted in such agents moving below the Million Dollar Agent category due to the softer freight demand environment. Included among the Company’s Million Dollar Agents in the 2023 fiscal year, the Company had 87 independent sales agencies that generated at least $10 million in Landstar revenue. In fiscal year 2022, the change in the number of Million Dollar Agents was attributable to new agents and existing agents who were not formerly Million Dollar Agents. Included among the Company’s Million Dollar Agents in the 2022 fiscal year, the Company had 133 independent sales agencies that generated at least $10 million in Landstar revenue.

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

	Fiscal Years
	2023	2022	2021
Revenue generated through (in thousands):
Truck transportation
Truckload:
Van equipment	$2,742,281	$3,892,085	$3,525,830
Unsided/platform equipment	1,490,393	1,760,357	1,549,037
Less-than-truckload	117,683	142,438	117,505
Other truck transportation (1)	479,173	835,959	770,846

Total truck transportation	4,829,530	6,630,839	5,963,218
Rail intermodal	98,297	145,017	159,974
Ocean and air cargo carriers	266,638	558,986	327,160
Other (2)	108,857	101,720	87,216

	$5,303,322	$7,436,562	$6,537,568

Revenue on loads hauled via BCO Independent Contractors included in total truck transportation	$1,998,408	$2,636,036	$2,612,188

Number of loads:
Truck transportation
Truckload:
Van equipment	1,259,578	1,496,247	1,422,734
Unsided/platform equipment	504,765	558,530	521,891
Less-than-truckload	175,650	191,233	183,975
Other truck transportation (1)	201,407	320,790	300,710

Total truck transportation	2,141,400	2,566,800	2,429,310
Rail intermodal	29,620	40,710	52,310
Ocean and air cargo carriers	32,820	41,850	41,450

	2,203,840	2,649,360	2,523,070

Loads hauled via BCO Independent Contractors included in total truck transportation	898,610	1,027,480	1,039,630

Revenue per load:
Truck transportation
Truckload:
Van equipment	$2,177	$2,601	$2,478
Unsided/platform equipment	2,953	3,152	2,968
Less-than-truckload	670	745	639
Other truck transportation (1)	2,379	2,606	2,563
Total truck transportation	2,255	2,583	2,455
Rail intermodal	3,319	3,562	3,058
Ocean and air cargo carriers	8,124	13,357	7,893

Revenue per load on loads hauled via BCO Independent Contractors	$2,224	$2,566	$2,513

Revenue by capacity type (as a % of total revenue):
Truck capacity providers:
BCO Independent Contractors	38%	35%	40%
Truck Brokerage Carriers	53%	54%	51%
Rail intermodal	2%	2%	2%
Ocean and air cargo carriers	5%	8%	5%
Other	2%	1%	1%

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

Expenses

Purchased transportation

Also critical to the Company’s success is its ability to secure capacity, particularly truck capacity, at rates that allow the Company to profitably transport customers’ freight. The following table summarizes the number of available truck capacity providers as of the end of the three most recent fiscal years:

	Dec. 30, 2023	Dec. 31, 2022	Dec. 25, 2021
BCO Independent Contractors	9,024	10,393	11,057
Truck Brokerage Carriers:
Approved and active (1)	49,111	66,745	64,476
Other approved	27,524	30,999	25,870

	76,635	97,744	90,346

Total available truck capacity providers	85,659	108,137	101,403

Trucks provided by BCO Independent Contractors	9,809	11,281	11,864

(1)	Active refers to Truck Brokerage Carriers who moved at least one load in the 180 days immediately preceding the fiscal year end.

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

Moreover, the Company from year to year manages the level of its financial exposure to commercial trucking claims in excess of $10 million, including through the use of additional self-insurance, deductibles, aggregate loss limits, quota shares and other arrangements with third party insurance companies, based on the availability of coverage within certain excess insurance coverage layers and estimated cost differentials between proposed premiums from third party insurance companies and historical and actuarially projected losses experienced by the Company at various levels of excess insurance coverage. For example, with respect to a single hypothetical claim in the amount of $60 million incurred during the annual policy year ending April 30, 2024, the Company would have an aggregate financial exposure of approximately $25 million. Furthermore, the Company’s third party insurance arrangements provide excess coverage up to an uppermost coverage layer, in excess of which the Company retains additional financial exposure. No assurances can be given that the availability of excess coverage for commercial trucking claims will not continue to deteriorate, that the pricing associated with such excess coverage, to the extent available, will not continue to increase, nor that insurance coverage from third party insurers for excess coverage of commercial trucking claims will even be available on commercially reasonable terms at certain levels. Moreover, the occurrence of a Nuclear Verdict, or the settlement of a catastrophic injury and/or fatality claim that could have otherwise resulted in a Nuclear Verdict, could have a material adverse effect on Landstar’s cost of insurance and claims and its results of operations.

Further, the Company retains liability of up to $2,000,000 for each general liability claim, $250,000 for each workers’ compensation claim and $250,000 for each cargo claim. In addition, under reinsurance arrangements by Signature of certain risks of the Company’s BCO Independent Contractors, the Company retains liability of up to $500,000, $1,000,000 or $2,000,000 with respect to certain occupational accident claims and up to $750,000 with respect to certain workers’ compensation claims. The Company’s exposure to liability associated with accidents incurred by Truck Brokerage Carriers, railroads and air and ocean cargo carriers who transport freight on behalf of the Company is reduced by various factors including the extent to which such carriers maintain their own insurance coverage. A material increase in the frequency or severity of accidents, cargo claims or workers’ compensation claims or the material unfavorable development of existing claims could have a material adverse effect on Landstar’s cost of insurance and claims and its results of operations.

Selling, general and administrative

During the 2023 fiscal year, employee compensation and benefits accounted for approximately 61% of the Company’s selling, general and administrative costs. Employee compensation and benefits include wages and employee benefit costs as well as incentive compensation and stock-based compensation expense. Incentive compensation and stock-based compensation expense is highly variable in nature in comparison to wages and employee benefit costs.

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

The reconciliations of gross profit to variable contribution and gross profit margin to variable contribution margin are each presented below:

	Fiscal Year
	2023	2022	2021
Revenue	$5,303,322	$7,436,562	$6,537,568
Costs of revenue:
Purchased transportation	4,068,262	5,804,017	5,114,667
Commissions to agents	462,668	614,865	507,209

Variable costs of revenue	4,530,930	6,418,882	5,621,876
Trailing equipment depreciation	31,319	36,653	35,204
Information technology costs	25,486	19,834	13,560
Insurance-related costs (1)	116,069	127,605	109,387
Other operating costs	54,191	45,192	36,531

Other costs of revenue	227,065	229,284	194,682

Total costs of revenue	4,757,995	6,648,166	5,816,558

Gross profit	$545,327	$788,396	$721,010

Gross profit margin	10.3%	10.6%	11.0%
Plus: other costs of revenue	227,065	229,284	194,682

Variable contribution	$772,392	$1,017,680	$915,692

Variable contribution margin	14.6%	13.7%	14.0%

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

In general, variable contribution margin on revenue generated by BCO Independent Contractors represents a fixed percentage due to the nature of the contracts that pay a fixed percentage of revenue to both the BCO Independent Contractors and independent commission sales agents. For revenue generated by Truck Brokerage Carriers, variable contribution margin may be either a fixed or variable percentage, depending on the contract with each individual independent commission sales agent. Variable contribution margin on revenue generated from shipments hauled by railroads, air cargo carriers, ocean cargo carriers and Truck Brokerage Carriers, other than those under retention contracts, is variable in nature, as the Company’s contracts with independent commission sales agents provide commissions to agents at a contractually agreed upon percentage of the amount represented by revenue less purchased transportation for these types of shipments. Approximately 43% of the Company’s consolidated revenue in fiscal year 2023 was generated under transactions that pay a fixed percentage of revenue to the third party capacity provider and/or agents while 57% was generated under transactions that pay a variable percentage of revenue to the third party capacity provider and/or agents.

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

	Fiscal Year
	2023	2022	2021
Gross profit	$545,327	$788,396	$721,010
Operating income	$344,149	$571,083	$505,668
Operating income as % of gross profit	63.1%	72.4%	70.1%
Variable contribution	$772,392	$1,017,680	$915,692
Operating income	$344,149	$571,083	$505,668
Operating income as % of variable contribution	44.6%	56.1%	55.2%

The decrease in operating income as a percentage of gross profit from fiscal year 2022 to fiscal year 2023 resulted from operating income decreasing at a more rapid percentage rate than the decrease in gross profit, primarily due to the impact of the Company’s fixed cost infrastructure, principally certain components of selling, general and administrative costs, in comparison to a smaller gross profit base. The increase in operating income as a percentage of gross profit from fiscal year 2021 to fiscal year 2022 resulted from operating income increasing at a more rapid percentage rate than the increase in gross profit, as the Company was able to scale our fixed cost infrastructure, primarily certain components of selling, general and administrative costs, across a larger gross profit base.

The decrease in operating income as a percentage of variable contribution from fiscal year 2022 to fiscal year 2023 resulted from operating income decreasing at a more rapid percentage rate than the decrease in variable contribution, primarily due to the impact of the Company’s fixed cost infrastructure, principally certain components of selling, general and administrative costs, in comparison to a smaller variable contribution base, partially offset by the impact of decreased incentive and equity compensation costs under the Company’s variable compensation programs. The increase in operating income as a percentage of variable contribution from fiscal year 2021 to fiscal year 2022 resulted from operating income increasing at a more rapid percentage rate than the increase in variable contribution, as the Company was able to scale our fixed cost infrastructure, primarily certain components of selling, general and administrative costs, as well as certain components of our other costs of revenue, across a larger variable contribution base.

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

Fiscal Year Ended December 30, 2023 Compared to Fiscal Year Ended December 31, 2022

Revenue for fiscal year 2023 was $5,303,322,000, a decrease of $2,133,240,000, or 29%, compared to fiscal year 2022. Transportation revenue decreased $2,127,162,000, or 29%. During the Company’s 2023 fiscal year, freight demand was soft throughout the year and culminated with an unusually weak peak season in the 2023 fourth quarter. The decrease in transportation revenue was attributable to a decreased number of loads hauled of approximately 17% and decreased revenue per load of approximately 15% compared to fiscal year 2022. Reinsurance premiums were $72,476,000 and $78,554,000 for fiscal years 2023 and 2022, respectively. The decrease in revenue from reinsurance premiums was primarily attributable to a decrease in the average number of trucks provided by BCO Independent Contractors in fiscal year 2023 compared to fiscal year 2022, partially offset by an increase in the aggregate value of equipment insured by BCO Independent Contractors under a physical damage program reinsured by Signature in fiscal year 2023 compared to fiscal year 2022. The Company’s fiscal year ends each year on the last Saturday in December and, as such, the Company’s fiscal year 2023 included fifty-two weeks of operations whereas fiscal year 2022 included fifty-three weeks of operations.

Truck transportation revenue generated by BCO Independent Contractors and Truck Brokerage Carriers (together, the “third party truck capacity providers”) for fiscal year 2023 was $4,829,530,000, representing 91% of total revenue, a decrease of $1,801,309,000, or 27%, compared to fiscal year 2022. The number of loads hauled by third party truck capacity providers decreased approximately 17% in fiscal year 2023 compared to fiscal year 2022, and revenue per load on loads hauled by third party truck capacity providers decreased approximately 13% compared to fiscal year 2022.

The decrease in the number of loads hauled via truck compared to fiscal year 2022 was primarily due to a decrease in demand from the record high levels experienced in fiscal year 2022 for the Company’s van services and power-only services included in other truck transportations services, which tend to be more correlated with U.S. consumer demand. Loads hauled via other truck transportation services decreased 37%, loads hauled via van equipment decreased 16%, loads hauled via unsided/platform equipment decreased 10% and less-than-truckload loadings decreased 8% as compared to fiscal year 2022.

The decrease in revenue per load on loads hauled via truck was primarily due to pricing pressure throughout fiscal year 2023 as industry-wide truck capacity was significantly more readily available as compared to fiscal year 2022, particularly during the 2022 first quarter during which pandemic-related supply chain disruption was at a high point, partially offset by an increased average length of haul during fiscal year 2023. Revenue per load on loads hauled via van equipment decreased 16%, on less-than-truckload loadings decreased 10%, on loads hauled by other truck transportation services decreased 9% and on loads hauled via unsided/platform equipment decreased 6% as compared to fiscal year 2022.

Fuel surcharges billed to customers on revenue generated by BCO Independent Contractors are excluded from revenue. Fuel surcharges on Truck Brokerage Carrier revenue identified separately in billings to customers and included as a component of Truck Brokerage Carrier revenue were $147,691,000 and $211,770,000 in fiscal years 2023 and 2022, respectively. It should be noted that billings to many customers of the Company’s truck brokerage services include a single all-in rate and do not separately identify fuel surcharges on loads hauled via Truck Brokerage Carriers. Accordingly, the overall impact of changes in fuel prices on revenue and revenue per load on loads hauled via truck is likely to be greater than that indicated.

Transportation revenue generated by rail intermodal, air cargo and ocean cargo carriers (collectively, the “multimode capacity providers”) for fiscal year 2023 was $364,935,000, or 7% of total revenue, a decrease of $339,068,000, or 48%, compared to fiscal year 2022. Revenue per load on revenue generated by multimode capacity providers decreased approximately 31% in fiscal year 2023 compared to fiscal year 2022, and the number of loads hauled by multimode capacity providers decreased approximately 24% over the same period. Revenue per load on loads hauled via ocean, air and rail intermodal decreased 40%, 35% and 7%, respectively, during fiscal year 2023 as compared to fiscal year 2022. The decrease in revenue per load on loads hauled by ocean and air cargo carriers was primarily related to the impact of global supply chain disruptions during the 2022 fiscal year, which were particularly acute with respect to international ocean and air freight. Revenue per load on revenue generated by multimode capacity providers is influenced by many factors, including revenue mix among the various modes of transportation used, length of haul, complexity of freight, density of freight lanes, fuel costs and availability of capacity. The decrease in the number of loads hauled by multimode capacity providers was due to a 27% decrease in rail loadings, a 23% decrease in ocean loadings and a 19% decrease in air loadings. The 27% decrease in rail loadings and the 23% decrease in ocean loadings were both broad-based with particularly significant declines at a limited number of specific customers, while the 19% decrease in air loadings was primarily attributable to decreased loadings at one specific customer.

Purchased transportation was 76.7% and 78.0% of revenue in fiscal years 2023 and 2022, respectively. The decrease in purchased transportation as a percentage of revenue was primarily due to (i) a decreased rate of purchased transportation on revenue generated by Truck Brokerage Carriers and (ii) a decreased percentage of revenue generated by multimode capacity providers, which typically has a higher rate of purchased transportation than third party truck capacity providers. Commissions to agents were 8.7% and 8.3% of revenue in fiscal years 2023 and 2022, respectively. The increase in commissions to agents as a percentage of revenue was primarily attributable to a decreased cost of purchased transportation as a percentage of revenue on revenue generated by Truck Brokerage Carriers during fiscal year 2023.

Investment income was $10,141,000 and $3,162,000 in fiscal years 2023 and 2022, respectively. The increase in investment income was attributable to higher average rates of return on investments and a higher average investment balance held by the insurance segment during fiscal year 2023.

Other operating costs increased $8,999,000 in fiscal year 2023 compared to fiscal year 2022. The increase in other operating costs compared to the prior year was primarily due to (i) increased trailing equipment maintenance costs as a result of the higher average age of the Company-owned trailer fleet and increased labor and parts costs charged by the Company’s network of third party trailer maintenance facilities and (ii) an increased provision for contractor bad debt, partially offset by increased gains on sales of operating property.

Insurance and claims decreased $11,594,000 in fiscal year 2023 compared to fiscal year 2022. The decrease in insurance and claims expense compared to the prior year was primarily due to decreased severity of current year trucking claims during fiscal year 2023, decreased net unfavorable development of prior years’ claims in fiscal year 2023 and a decrease in BCO miles traveled in the 2023 fiscal year, partially offset by increased insurance premiums, primarily for commercial auto and excess liability coverage. During the 2023 and 2022 fiscal years, insurance and claims costs included $6,058,000 and $11,331,000 of net unfavorable adjustments to prior years’ claims estimates, respectively.

Selling, general and administrative costs decreased $9,480,000 in fiscal year 2023 as compared to fiscal year 2022. The decrease in selling, general and administrative costs compared to prior year was primarily attributable to a decreased provision for incentive compensation, decreased stock-based compensation expense and a decreased provision for customer bad debt, partially offset by increased information technology costs and increased wages. Included in selling, general and administrative costs was incentive compensation expense of $591,000 and $16,507,000 for the 2023 and 2022 fiscal years, respectively, and stock-based compensation expense of $4,282,000 and $12,399,000 for the 2023 and 2022 fiscal years, respectively.

Depreciation and amortization increased $700,000 in fiscal year 2023 compared to fiscal year 2022. The increase in depreciation and amortization expense was primarily due to increased depreciation on new and updated digital tools deployed for use by the Company’s network of agents, capacity providers and employees, partially offset by decreased trailing equipment depreciation.

The year-over-prior-year change in interest and debt (income) expense was $7,566,000, with net interest and debt income of $3,946,000 in fiscal year 2023 compared to net interest and debt expense of $3,620,000 in fiscal year 2022. The increase in interest and debt (income) expense was primarily attributable to increased interest income earned on cash balances held by the transportation logistics segment, decreased interest expense related to finance lease obligations and decreased average borrowings on the Company’s revolving credit facility, as the Company had no borrowings during the 2023 fiscal year.

The effective income tax rate was 24.0% for fiscal year 2023 and 24.1% for fiscal year 2022. The effective income tax rates for both fiscal years 2023 and 2022 were higher than the statutory federal income tax rate of 21% primarily attributable to state income taxes and nondeductible executive compensation, partially offset by excess tax benefits realized on stock-based awards.

Net income was $264,394,000, or $7.36 per basic and diluted share, in fiscal year 2023. Net income was $430,914,000, or $11.76 per basic and diluted share, in fiscal year 2022.

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

Truck transportation revenue generated by third party truck capacity providers for fiscal year 2022 was $6,630,839,000, representing 89% of total revenue, an increase of $667,621,000, or 11%, compared to fiscal year 2021. The number of loads hauled by third party truck capacity providers increased approximately 6% in fiscal year 2022 compared to fiscal year 2021, and revenue per load on loads hauled by third party truck capacity providers increased approximately 5% compared to fiscal year 2021.

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

The increase in revenue per load on loads hauled via truck was due to a tight truck capacity environment experienced during fiscal year 2022, in particular during the first fiscal quarter of fiscal year 2022, and the impact of higher diesel fuel costs on loads hauled via Truck Brokerage Carriers, partially offset by a decreased average length of haul during fiscal year 2022. As compared to fiscal year 2021, revenue per load on loads hauled via van equipment increased 5%, on loads hauled via unsided/platform equipment increased 6%, on less-than-truckload loadings increased 17% and on loads hauled by other truck transportation services increased 2%. The year-over-year growth in revenue per load on loads hauled via truck decelerated throughout fiscal year 2022, before turning negative in the 2022 fourth fiscal quarter. Revenue per load on loads hauled via truck was 22% and 10% above prior year in the first and second fiscal quarters, respectively; essentially flat in the 2022 third quarter as compared to the 2021 third quarter, and 7% below the prior year in the 2022 fourth fiscal quarter.

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

Transportation revenue generated by multimode capacity providers for fiscal year 2022 was $704,003,000, or 9% of total revenue, an increase of $216,869,000, or 45%, compared to fiscal year 2021. Revenue per load on revenue generated by multimode capacity providers increased approximately 64% in fiscal year 2022 compared to fiscal year 2021, while the number of loads hauled by multimode capacity providers decreased approximately 12% over the same period. Revenue per load on loads hauled by multimode capacity providers increased for all modes. Revenue per load on loads hauled via air, ocean and rail intermodal increased 118%, 56% and 16%, respectively, during fiscal year 2022 as compared to fiscal year 2021. The increase in revenue per load on loads hauled via air cargo carriers and ocean cargo carriers, in particular, was primarily related to ongoing disruptions in domestic and global supply chains and strong consumer demand. Revenue per load on revenue generated by multimode capacity providers is influenced by many factors, including revenue mix among the various modes of transportation used, length of haul, complexity of freight, density of freight lanes, fuel costs and availability of capacity. The decrease in the number of loads hauled by multimode capacity providers was due to a 22% decrease in rail loadings and a 13% decrease in air loadings, partially offset by a 7% increase in ocean loadings. The 22% decrease in rail loadings was broad-based across several agencies and customers, and the 13% decrease in air loadings was entirely attributable to decreased loadings at one specific customer. The 7% increase in ocean loadings was due to a broad-based increase in demand across many customers for the Company’s ocean services.

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

Net income was $430,914,000, or $11.76 per basic and diluted share, in fiscal year 2022. Net income was $381,524,000, or $9.98 per basic and diluted share, in fiscal year 2021.

Capital Resources and Liquidity

Working capital and the ratio of current assets to current liabilities were $677,517,000 and 2.0 to 1, respectively, at December 30, 2023, compared with $561,255,000 and 1.6 to 1, respectively, at December 31, 2022, and $512,917,000 and 1.5 to 1, respectively, at December 25, 2021. Landstar has historically operated with current ratios within the range of 1.5 to 1 to 2.0 to 1. Cash provided by operating activities was $393,648,000, $622,659,000, and $276,740,000 in fiscal years 2023, 2022 and 2021, respectively. The decrease in cash flow provided by operating activities for fiscal year 2023 was primarily attributable to decreased net income and decreased favorable net working capital impacts in connection with the timing of collections of receivables and payment of certain payables as compared to the 2022 fiscal year. The increase in cash flow provided by operating activities for fiscal year 2022 was primarily attributable to favorable net working capital impacts in connection with the timing of collections of receivables and payment of certain payables and increased net income as compared to the 2021 fiscal year.

The Company declared and paid $1.26 per share, or $45,276,000 in the aggregate, in cash dividends during fiscal year 2023, and during such period, also paid $71,854,000 of dividends payable which were declared during fiscal year 2022 and included in current liabilities in the consolidated balance sheet at December 31, 2022. In addition, on December 4, 2023, the Company announced that its Board of Directors declared a special cash dividend of $2.00 per share, or $71,433,000 in the aggregate, payable on January 19, 2024 to stockholders of record of its Common Stock as of January 3, 2024. Dividends payable of $71,433,000 related to this special dividend were included in current liabilities in the consolidated balance sheet at December 30, 2023. The Company declared and paid $1.10 per share, or $40,284,000 in the aggregate, in cash dividends during fiscal year 2022 and, during such period, also paid $75,387,000 of dividends payable which were declared during fiscal year 2021 and included in current liabilities in the consolidated balance sheet at December 25, 2021. The Company declared and paid $0.92 per share, or $35,191,000 in the aggregate, in cash dividends during fiscal year 2021 and, during such period, also paid $76,770,000 of dividends payable which were declared during fiscal year 2020 and included in current liabilities in the consolidated balance sheet at December 26, 2020. Since paying its first cash dividend in August 2005, the Company has paid approximately $845,000,000 in cash dividends in the aggregate to its stockholders, inclusive of the $2.00 per share special dividend paid on January 19, 2024.

During fiscal year 2023, the Company purchased 319,332 shares of its Common Stock at a total cost of $54,267,000, including $53,919,000 in cash purchases and accrued excise tax of $348,000 which is included in other current liabilities in the consolidated balance sheet at December 30, 2023. During fiscal year 2022, the Company purchased 1,900,826 shares of its Common Stock at a total cost of $285,983,000. During fiscal year 2021, the Company purchased 733,854 shares of its Common Stock at a total cost of $122,722,000. The Company has used cash provided by operating activities to fund the purchases. Since January 1997, the Company has purchased approximately $2,254,000,000 of its Common Stock under programs authorized by the Board of Directors of the Company in open market and private block transactions. As of December 30, 2023, the Company may purchase in the aggregate up to 3,000,000 shares of its Common Stock under its authorized stock purchase programs. Long-term debt, including current maturities, was $71,140,000 at December 30, 2023, compared to $103,400,000 at December 31, 2022 and $111,804,000 at December 25, 2021.

Shareholders’ equity was $983,923,000, or 93% of total capitalization (defined as long-term debt including current maturities plus equity), at December 30, 2023, compared to $887,221,000, or 90% of total capitalization at December 31, 2022 and $862,010,000, or 89% of total capitalization at December 25, 2021. The increase in shareholders’ equity was primarily the result of net income, partially offset by dividends declared by the Company and purchases of shares of the Company’s common stock in fiscal year 2023. The increase in shareholders’ equity in fiscal year 2022 was primarily the result of net income, almost entirely offset by purchases of shares of the Company’s Common Stock and dividends declared by the Company in fiscal year 2022.

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

At December 30, 2023, the Company had no borrowings outstanding and $33,492,000 of letters of credit outstanding under the Credit Agreement. At December 30, 2023, there was $266,508,000 available for future borrowings under the Credit Agreement and access to an additional $300,000,000 under the Credit Agreement’s “accordion” feature. In addition, the Company has $77,054,000 in letters of credit outstanding as collateral for insurance claims that are secured by investments totaling $85,616,000 at December 30, 2023. Investments, all of which are carried at fair value, include primarily investment-grade bonds, asset-backed securities and U.S. Treasury obligations having maturities of up to five years. Fair value of investments is based primarily on quoted market prices. See “Notes to Consolidated Financial Statements” included herein for further discussion on measurement of fair value of investments.

Historically, the Company has generated sufficient operating cash flow to meet its debt service requirements, fund continued growth, both organic and through acquisitions, complete or execute share purchases of its Common Stock under authorized share purchase programs, pay dividends and meet working capital needs. As an asset-light provider of integrated transportation management solutions, the Company’s annual capital requirements for operating property are generally for trailing equipment and information technology hardware and software. In addition, a significant portion of the trailing equipment used by the Company is provided by third party capacity providers, thereby reducing the Company’s capital requirements. During fiscal years 2023, 2022 and 2021, the Company acquired $4,093,000, $30,659,000 and $48,674,000, respectively, of trailing equipment by entering into finance leases. During fiscal years 2023, 2022 and 2021, the Company also purchased $25,688,000, $26,005,000 and $23,261,000, respectively, of operating property. Included in the $23,261,000 of purchases of operating property during the 2021 fiscal year was $500,000 for which the Company accrued a corresponding liability in accounts payable as of December 26, 2020. Landstar anticipates acquiring either by purchase or lease financing approximately $66,000,000 in new trailing equipment, primarily to replace older trailing equipment in fiscal year 2024. Landstar anticipates spending approximately $19,000,000 on information technology hardware and software in fiscal year 2024, $16,000,000 of which relates to either building or buying software applications that enhance or add to the Company’s technology ecosystem. In addition, Landstar anticipates spending approximately $9,000,000 on buildings and improvements.

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

Critical Accounting Estimates

Landstar provides for the estimated costs of self-insured claims primarily on an actuarial basis. The amount recorded for the estimated liability for claims incurred is based upon the facts and circumstances known on the applicable balance sheet date. The ultimate resolution of these claims may be for an amount greater or less than the amount estimated by management. The Company continually revises its existing claim estimates as new or revised information becomes available on the status of each claim. Historically, the Company has experienced both favorable and unfavorable development of prior years’ claims estimates within its various programs. During fiscal years 2023, 2022 and 2021, insurance and claims costs included $6,058,000, $11,331,000 and $9,708,000 of net unfavorable adjustments to prior years’ claims estimates, respectively. The unfavorable development of prior years’

claims in the 2023 fiscal year was attributable to several specific claims. The unfavorable development of prior years’ claims in the 2022 fiscal year was attributable to several specific claims. The unfavorable development of prior years’ claims in the 2021 fiscal year was primarily attributable to five claims. It is reasonably likely that the ultimate outcome of settling all outstanding claims will be more or less than the estimated claims liability at December 30, 2023, primarily due to the inherent difficulty in estimating the severity of commercial trucking claims and the potential judgment or settlement amount that may be incurred in connection with the resolution of such claims.

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

The revolving credit loans under the Credit Agreement as of December 30, 2023, at the option of Landstar, bear interest at (i) a forward-looking term rate based on the secured overnight financing rate plus 0.10% and an applicable margin ranging from 1.25% to 2.00%, or (ii) an alternate base rate plus an applicable margin ranging from 0.25% to 1.00%, in each case with the applicable margin determined based upon the Company’s Leverage Ratio, as defined in the Credit Agreement, at the end of the most recent applicable fiscal quarter for which financial statements have been delivered. The revolving credit facility bears a commitment fee, payable in arrears, of 0.20% to 0.30%, based on the Company’s Leverage Ratio at the end of the most recent applicable fiscal quarter for which financial statements have been delivered. During all of fiscal year 2023, the entire fourth quarter of 2022 and as of both December 30, 2023 and December 31, 2022, the Company had no borrowings outstanding under the Credit Agreement.

Long-term investments, all of which are available-for-sale and are carried at fair value, include primarily investment-grade bonds and asset-backed securities having maturities of up to five years. Assuming that the long-term portion of investments remains at $92,100,000, the balance at December 30, 2023, a hypothetical increase or decrease in interest rates of 100 basis points would not have a material impact on future earnings on an annualized basis. Short-term investments consist of short-term investment-grade instruments and the current maturities of investment-grade corporate bonds, asset-backed securities and U.S. Treasury obligations. Accordingly, any future interest rate risk on these short-term investments would not be material to the Company’s operating results.

Assets and liabilities of the Company’s Canadian and Mexican operations are translated from their functional currency to U.S. dollars using exchange rates in effect at the balance sheet date and revenue and expense accounts are translated at average monthly exchange rates during the period. Adjustments resulting from the translation process are included in accumulated other comprehensive income. Transactional gains and losses arising from receivable and payable balances, including intercompany balances, in the normal course of business that are denominated in a currency other than the functional currency of the operation are recorded in the statements of income when they occur. The assets held at the Company’s Canadian and Mexican subsidiaries at December 30, 2023 were collectively, as translated to U.S. dollars, approximately 4% of total consolidated assets. Accordingly, translation gains or losses of 20% or less related to the Canadian and Mexican operations would not be material.

Item 8.
Financial Statements and Supplementary Data
LANDSTAR SYSTEM, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	Dec. 30, 2023	Dec. 31, 2022
ASSETS
Current Assets
Cash and cash equivalents	$481,043	$339,581
Short-term investments	59,661	53,955
Trade accounts receivable, less allowance of $11,738 and $12,121	743,762	967,793
Other receivables, including advances to independent contractors, less allowance of $14,010 and $10,579	43,339	56,235
Other current assets	24,936	21,826

Total current assets	1,352,741	1,439,390

Operating property, less accumulated depreciation and amortization of $436,682 and $393,274	284,300	314,990
Goodwill	42,275	41,220
Other assets	122,530	136,279

Total assets	$1,801,846	$1,931,879

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Cash overdraft	$61,541	$92,953
Accounts payable	395,980	527,372
Current maturities of long-term debt	27,876	36,175
Insurance claims	41,825	50,836
Dividends payable	71,433	71,854
Other current liabilities	76,569	98,945

Total current liabilities	675,224	878,135

Long-term debt, excluding current maturities	43,264	67,225
Insurance claims	58,922	58,268
Deferred income taxes and other noncurrent liabilities	40,513	41,030
Shareholders’ Equity
Common stock, $0.01 par value, authorized 160,000,000 shares, issued 68,497,324 and 68,382,310 shares	685	684
Additional paid-in capital	254,642	258,487
Retained earnings	2,783,645	2,635,960
Cost of 32,780,651 and 32,455,300 shares of common stock in treasury	(2,048,184)	(1,992,886)
Accumulated other comprehensive loss	(6,865)	(15,024)

Total shareholders’ equity	983,923	887,221

Total liabilities and shareholders’ equity	$1,801,846	$1,931,879

See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share amounts)

	Fiscal Years Ended
	December 30, 2023	December 31, 2022	December 25, 2021
Revenue	$5,303,322	$7,436,562	$6,537,568
Investment income	10,141	3,162	2,857
Costs and expenses:
Purchased transportation	4,068,262	5,804,017	5,114,667
Commissions to agents	462,668	614,865	507,209
Other operating costs, net of gains on asset sales/dispositions	54,191	45,192	36,531
Insurance and claims	114,241	125,835	105,463
Selling, general and administrative	211,799	221,279	221,278
Depreciation and amortization	58,153	57,453	49,609

Total costs and expenses	4,969,314	6,868,641	6,034,757

Operating income	344,149	571,083	505,668
Interest and debt (income) expense	(3,946)	3,620	3,976

Income before income taxes	348,095	567,463	501,692
Income taxes	83,701	136,549	120,168

Net income	$264,394	$430,914	$381,524

Basic and diluted earnings per share	$7.36	$11.76	$9.98

Average basic and diluted shares outstanding	35,920,000	36,633,000	38,235,000

Dividends per common share	$3.26	$3.10	$2.92

See accompanying notes to consolidated financial statements.

4
2

LANDSTAR SYSTEM, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)

	Fiscal Years Ended
	Dec. 30, 2023	Dec. 31, 2022	Dec. 25, 2021
Net income	$264,394	$430,914	$381,524
Other comprehensive income (loss):
Unrealized holding gains (losses) on available-for-sale investments, net of tax expense (benefit) of $942, ($2,345) and ($739)	3,439	(8,562)	(2,695)
Foreign currency translation gains (losses)	4,720	(1,059)	(709)

Other comprehensive income (loss)	8,159	(9,621)	(3,404)

Comprehensive income	$272,553	$421,293	$378,120

See accompanying notes to consolidated financial statements.

4
3

LANDSTAR SYSTEM, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Fiscal Years Ended
	Dec. 30, 2023	Dec. 31, 2022	Dec. 25, 2021
OPERATING ACTIVITIES
Net income	$264,394	$430,914	$381,524
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	58,153	57,453	49,609
Non-cash interest charges	263	355	447
Provisions for losses on trade and other accounts receivable	14,032	12,220	5,722
Gains on sales/disposals of operating property	(4,574)	(2,944)	(1,830)
Deferred income taxes, net	(7,709)	(5,360)	(3,790)
Stock-based compensation	4,282	12,399	27,537
Changes in operating assets and liabilities:
Decrease (increase) in trade and other accounts receivable	222,895	219,190	(362,234)
(Increase) decrease in other assets	(2,544)	(5,938)	4,444
(Decrease) increase in accounts payable	(131,392)	(76,758)	224,125
(Decrease) increase in other liabilities	(15,795)	(31,571)	43,422
(Decrease) increase in insurance claims	(8,357)	12,699	(92,236)

NET CASH PROVIDED BY OPERATING ACTIVITIES	393,648	622,659	276,740

INVESTING ACTIVITIES
Sales and maturities of investments	112,555	41,198	31,938
Purchases of investments	(101,639)	(40,202)	(84,992)
Purchases of operating property	(25,688)	(26,005)	(23,261)
Proceeds from sales of operating property	8,294	5,236	2,971
Purchase of non-marketable securities	—	(4,999)	—

NET CASH USED BY INVESTING ACTIVITIES	(6,478)	(24,772)	(73,344)

FINANCING ACTIVITIES
(Decrease) increase in cash overdraft	(31,412)	(23,525)	41,730
Dividends paid	(117,130)	(115,671)	(111,961)
Payment for debt issue costs	—	(1,080)	—
Proceeds from exercises of stock options	28	68	160
Taxes paid in lieu of shares issued related to stock-based compensation plans	(9,185)	(10,428)	(2,342)
Purchases of common stock	(53,919)	(285,983)	(122,722)
Principal payments on finance lease obligations	(36,353)	(39,063)	(37,644)
Payment of deferred consideration	—	—	(168)

NET CASH USED BY FINANCING ACTIVITIES	(247,971)	(475,682)	(232,947)

Effect of exchange rate changes on cash and cash equivalents	2,263	(2,195)	(232)

Increase (decrease) in cash, cash equivalents and restricted cash	141,462	120,010	(29,783)
Cash, cash equivalents and restricted cash at beginning of period	339,581	219,571	249,354

Cash, cash equivalents and restricted cash at end of period	$481,043	$339,581	$219,571

See accompanying notes to consolidated financial statements.

4
4

LANDSTAR SYSTEM, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Fiscal Years Ended December 30, 2023,
December 31, 2022 and December 25, 2021
(In thousands, except share and per share amounts)

							Accumulated
			Additional				Other
	Common Stock		Paid-In	Retained	Treasury Stock at Cost		Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	(Loss) Income	Total
Balance December 26, 2020	68,183,702	$682	$228,875	$2,046,238	29,797,639	$(1,581,961)	$(1,999)	$691,835
Net income				381,524				381,524
Dividends ($2.92 per share)				(110,578)				(110,578)
Purchases of common stock					733,854	(122,722)		(122,722)
Issuance of stock related to stock-based compensation plans	49,273	—	(1,264)		7,742	(918)		(2,182)
Stock-based compensation			27,537					27,537
Other comprehensive loss							(3,404)	(3,404)

Balance December 25, 2021	68,232,975	$682	$255,148	$2,317,184	30,539,235	$(1,705,601)	$(5,403)	$862,010
Net income				430,914				430,914
Dividends ($3.10 per share)				(112,138)				(112,138)
Purchases of common stock					1,900,826	(285,983)		(285,983)
Issuance of stock related to stock-based compensation plans	149,335	2	(9,060)		15,239	(1,302)		(10,360)
Stock-based compensation			12,399					12,399
Other comprehensive loss							(9,621)	(9,621)

Balance December 31, 2022	68,382,310	$684	$258,487	$2,635,960	32,455,300	$(1,992,886)	$(15,024)	$887,221
Net income				264,394				264,394
Dividends ($3.26 per share)				(116,709)				(116,709)
Purchases of common stock					319,332	(54,267)		(54,267)
Issuance of stock related to stock-based compensation plans	115,014	1	(8,127)		6,019	(1,031)		(9,157)
Stock-based compensation			4,282					4,282
Other comprehensive income							8,159	8,159

Balance December 30, 2023	68,497,324	$685	$254,642	$2,783,645	32,780,651	$(2,048,184)	$(6,865)	$983,923

See accompanying notes to consolidated financial statements.

4
5

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

4
6

Revenue from Contracts with Customers – Disaggregation of Revenue
The following table summarizes (i) the percentage of consolidated revenue generated by mode of transportation and (ii) the total amount of truck transportation revenue hauled by BCO Independent Contractors and Truck Brokerage Carriers generated by equipment type during the fiscal years ended December 30, 2023, December 31, 2022 and December 25, 2021 (dollars in thousands):

	Fiscal Years Ended
	December 30, 2023	December 31, 2022	December 25, 2021
Mode
Truck – BCO Independent Contractors	38%	35%	40%
Truck – Truck Brokerage Carriers	53%	54%	51%
Rail intermodal	2%	2%	2%
Ocean and air cargo carriers	5%	8%	5%
Truck Equipment Type
Van equipment	$2,742,281	$3,892,085	$3,525,830
Unsided/platform equipment	$1,490,393	$1,760,357	$1,549,037
Less-than-truckload	$117,683	$142,438	$117,505
Other truck transportation (1)	$479,173	$835,959	$770,846

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
Landstar retains liability through a self-insured retention for commercial trucking claims up to $5 million per occurrence. Effective May 1, 2019, the Company entered into a three year commercial auto liability insurance arrangement for losses incurred between $5 million and $10 million (the “2019 Initial Excess Policy”) with a third party insurance company. The Company subsequently extended the 2019 Initial Excess Policy for one additional policy year, from May 1, 2022 through April 30, 2023. For commercial trucking claims incurred on or after May 1, 2022 through April 30, 2023, the extended 2019 Initial Excess Policy provides for a limit for a single loss of $5 million, with an aggregate limit of $10 million for the policy period ended April 30, 2023. Effective May 1, 2023, the Company entered into a new three year commercial auto liability insurance arrangement for losses incurred between $
5
 million and $10 million (the “2023 Initial Excess Policy”) with a third party insurance company. For commercial trucking claims incurred on or after May 1, 2023 through April 30, 2026, the 2023 Initial Excess Policy provides for an aggregate deductible of $
18
 million over the
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
These third party arrangements provide coverage on a per occurrence or aggregated basis. The Company from year to year manages the level of its financial exposure to commercial trucking claims in excess of $10 million, including through the use of additional self-insurance, deductibles, aggregate loss limits, quota shares and other arrangements with third party insurance companies, based on the availability of coverage within certain excess insurance coverage layers and estimated cost differentials between proposed premiums from third party insurance companies and historical and actuarially projected losses experienced by the Company at various levels of excess insurance coverage.
Further, the Company retains liability of up to $2,000,000 for each general liability claim, $250,000 for each workers’ compensation claim and $250,000 for each cargo claim. In addition, under reinsurance arrangements by Signature of certain risks of the Company’s BCO Independent Contractors, the Company retains liability of up to $500,000, $1,000,000 or $2,000,000 with respect to certain occupational accident claims and up to $750,000 with respect to certain workers’ compensation claims.

4
7

Tires

Tires purchased as part of trailing equipment are capitalized as part of the cost of the equipment. Replacement tires are charged to expense when placed in service.
Cash, Cash Equivalents and Restricted Cash
Included in cash and cash equivalents are all investments, except those provided for collateral, with an original maturity of 3 months or less. At December 30, 2023 and December 31, 2022, the Company had no restricted cash held by the Company’s insurance segment. At December 25, 2021, the Company had
$4,049,000 of restricted cash held by the Company’s insurance segment included in the short-term investments balance of $35,778,000, providing collateral, along with certain other investments, for the letters of credit issued to guarantee payment of insurance claims.
Financial Instruments
The Company’s financial instruments include cash equivalents, short and long-term investments, trade and other accounts receivable, accounts payable, other accrued liabilities, and long-term debt plus current maturities (“Debt”). The carrying value of cash equivalents, trade and other accounts receivable, accounts payable, current insurance claims and other accrued liabilities approximates fair value as the assets and liabilities are short term in nature. Short and long-term investments are carried at fair value as further described in Note 3 in the Company’s consolidated financial statements. The Company’s Debt includes borrowings under the Company’s revolving credit facility, to the extent there are any, plus borrowings relating to finance lease obligations used to finance trailing equipment. The interest rates on borrowings under the revolving credit facility are typically tied to short-term interest rates that adjust monthly and, as such, carrying value approximates fair value. Interest rates on borrowings under finance leases approximate the interest rates that would currently be available to the Company under similar terms and, as such, carrying value approximates fair value.
Trade and Other Receivables
The allowance for doubtful accounts for both trade and other receivables represents management’s estimate of the amount of outstanding receivables that will not be collected. Estimates are used to determine the allowance for doubtful accounts for both trade and other receivables and are generally based on specific identification, historical collection results, current economic trends and changes in payment trends. Following is a summary of the activity in the allowance for doubtful accounts for fiscal years ending December 30, 2023, December 31, 2022 and December 25, 2021 (in thousands):

	Balance at Beginning of Period	Charged to Costs and Expenses	Write-offs, Net of Recoveries	Balance at End of Period
For the Fiscal Year Ended December 30, 2023
Trade receivables	$12,121	$5,704	$(6,087)	$11,738
Other receivables	11,745	8,325	(4,694)	15,376
Other non-current receivables	203	3	—	206

	$24,069	$14,032	$(10,781)	$27,320

For the Fiscal Year Ended December 31, 2022
Trade receivables	$7,074	$7,354	$(2,307)	$12,121
Other receivables	9,511	4,863	(2,629)	11,745
Other non-current receivables	200	3	—	203

	$16,785	$12,220	$(4,936)	$24,069

For the Fiscal Year Ended December 25, 2021
Trade receivables	$8,670	$1,735	$(3,331)	$7,074
Other receivables	8,399	4,050	(2,938)	9,511
Other non-current receivables	264	(63)	(1)	200

	$17,333	$5,722	$(6,270)	$16,785

Operating Property
Operating property is recorded at cost. Depreciation is provided on a straight-line basis over the estimated useful lives of the related assets. Buildings and improvements are being depreciated over 30 years. Trailing equipment is being depreciated over 7 to 10 years. Information technology hardware and software is generally being depreciated over 3 to 7 years.

4
8

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
2011-08,
Testing Goodwill for Impairment
. ASU
2011-08
permits an initial assessment, commonly referred to as “step zero”, of qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount and also provides a basis for determining whether it is necessary to perform the quantitative analysis required by ASC Topic 350. In the fourth fiscal quarter of 2023, the Company performed the qualitative assessment of goodwill and determined it was more likely than not that the fair value of each of its reporting units would be greater than its carrying amount. Therefore, the Company determined it was not necessary to perform the quantitative goodwill impairment test. Furthermore, there has been no historical impairment of the Company’s goodwill.
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
Earnings Per Share
Basic earnings per common share are based on the weighted average number of common shares outstanding, which includes outstanding non-vested
restricted stock and outstanding Deferred Stock Units. Diluted earnings per share are based on the weighted average number of common shares outstanding plus the incremental shares that would have been outstanding upon the assumed exercise of all dilutive stock options. During the fiscal years ended December 30, 2023, December 31, 2022 and December 25, 2021, the weighted-average number of common shares outstanding is the same for purposes of the calculations of both basic and diluted earnings per share, as the impact on earnings per share of future compensation expense related to outstanding, unvested time-based awards is greater than the incremental impact of outstanding dilutive stock options in each period, and would therefore have an anti-dilutive effect on earnings per share if included in the calculation of earnings per share. Accordingly, the Company had no reconciling items between the average number of common shares outstanding used to calculate basic earnings per common share and the average number of common shares and common share equivalents outstanding used to calculate diluted earnings per share during the fiscal years ended December 30, 2023, December 31, 2022 and December 25, 2021.
For the fiscal years ended December 30, 2023, December 31, 2022 and December 25, 2021, no options outstanding to purchase shares of Common Stock were antidilutive.
As of December 30, 2023, there were no outstanding options issued by the Company
.
Outstanding RSUs were excluded from the calculation of diluted earnings per share for all periods because the performance metric requirements or market condition for vesting had not been satisfied.

4
9

Dividends Payable
On December 4, 2023, the Company announced that its Board of Directors declared a special cash dividend of $2.00 per share payable on

January 19, 2024

to stockholders of record of its Common Stock as of

January 3, 2024. Dividends payable of $71,433,000 related to this special dividend were included in current liabilities in the consolidated balance sheet at December 30, 2023.
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

(2) Other Comprehensive Income
The following table presents the components of and changes in accumulated other comprehensive income (loss), net of related income taxes, as of and for the fiscal years ended December 30, 2023, December 31, 2022 and December 25, 2021 (in thousands):

	Unrealized Holding Gains (Losses) on Available-for-Sale Securities	Foreign Currency Translation	Total
Balance as of December 26, 2020	$2,808	$(4,807)	$(1,999)
Other comprehensive loss	(2,695)	(709)	(3,404)

Balance as of December 25, 2021	113	(5,516)	(5,403)
Other comprehensive loss	(8,562)	(1,059)	(9,621)

Balance as of December 31, 2022	(8,449)	(6,575)	$(15,024)
Other comprehensive income	3,439	4,720	8,159

Balance as of December 30, 2023	$(5,010)	$(1,855)	$(6,865)

Amounts reclassified from accumulated other comprehensive income to investment income due to the realization of previously unrealized gains and losses in the accompanying consolidated statements of income were not significant for the fiscal years ended December 30, 2023, December 31, 2022 and December 25, 2021.
(3) Investments
Investments include primarily investment-grade corporate bonds, asset-backed securities and U.S.
T
reasury obligations having maturities of up to five years (the “bond portfolio”) and money market investments. Investments in the bond portfolio are reported as available-for-sale
and are carried at fair value. Investments maturing less than one year from the balance sheet date are included in short-term investments and investments maturing more than one year from the balance sheet date are included in other assets in the consolidated balance sheets. Management performs an analysis of the nature of the unrealized losses on available-for-sale
investments to determine whether an allowance for credit loss is necessary. Unrealized losses, representing the excess of the purchase price of an investment over its fair value as of the end of a period, considered to be a result of credit-related factors, are to be included as a charge in the statement of income, while unrealized losses considered to be a result of non-credit-related
factors are to be included as a component of shareholders’ equity. Investments whose values are based on quoted market prices in active markets are classified within Level 1. Investments that trade in markets that are not considered to be active, but are valued based on quoted market prices, are classified within Level 2. As Level 2 investments include positions that are not traded in active markets, valuations may be adjusted to reflect illiquidity and/or
non-transferability,
which are generally based on available market information. Any transfers between levels are recognized as of the beginning of any reporting period. Fair value of the bond portfolio was determined using Level 1 inputs related to U.S. Treasury obligations and money market investments and Level 2 inputs related to investment-grade corporate bonds, asset-backed securities and direct obligations of government agencies. Unrealized losses, net of unrealized gains, on the investments in the bond portfolio were $6,382,000 and $10,763,000 at December 30, 2023 and December 31, 2022, respectively.
The amortized cost and fair values of
available-for-sale
investments are as follows at December 30, 2023 and December 31, 2022 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 30, 2023
Money market investments	$16,832	$—	$—	$16,832
Asset-backed securities	16,543	—	2,236	14,307
Corporate bonds and direct obligations of government agencies	118,481	279	4,384	114,376
U.S. Treasury obligations	6,287	2	43	6,246

Total	$158,143	$281	$6,663	$151,761
December 31, 2022
Money market investments	$21,910	$—	$—	$21,910
Asset-backed securities	18,905	—	2,889	16,016
Corporate bonds and direct obligations of government agencies	126,134	1	7,775	118,360
U.S. Treasury obligations	2,344	—	100	2,244

Total	$169,293	$1	$10,764	$158,530

For those
available-for-sale
investments with unrealized losses at December 30, 2023 and December 31, 2022, the following table summarizes the duration of the unrealized loss (in thousands):

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
December 30, 2023
Asset-backed securities	$—	$—	$14,307	$2,236	$14,307	$2,236
Corporate bonds and direct obligations of government agencies	3,506	42	86,841	4,342	90,347	4,384
U.S. Treasury obligations	—	—	2,305	43	2,305	43

Total	$3,506	$42	$103,453	$6,621	$106,959	$6,663

December 31, 2022
Asset-backed securities	$—	$—	$16,016	$2,889	$16,016	$2,889
Corporate bonds and direct obligations of government agencies	54,031	1,516	62,390	6,259	116,421	7,775
U.S. Treasury obligations	2,244	100	—	—	2,244	100

Total	$56,275	$1,616	$78,406	$9,148	$134,681	$10,764

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

Short-term investments include $59,661,000 in current maturities of investments held by the Company’s insurance segment at December 30, 2023. The non-current
portion of the bond portfolio of $92,100,000 is included in other assets. The short-term investments, together with $25,955,000 of non-current
investments, provide collateral for the $77,054,000 of letters of credit issued to guarantee payment of insurance claims.
Investment income represents the earnings on the insurance segment’s assets. Investment income earned from the assets of the insurance segment are included as a component of operating income as the investment of these assets is critical to providing collateral, liquidity and earnings with respect to the operation of the Company’s insurance programs.
(4) Income Taxes
The provisions for income taxes consisted of the following (in thousands):

	Fiscal Years
	2023	2022	2021
Current:
Federal	$76,827	$116,642	$104,640
State	13,305	23,309	18,462
Foreign	1,278	1,958	856

Total current	$91,410	$141,909	$123,958

Deferred:
Federal	$(8,410)	$(3,945)	$(3,278)
State	701	(1,415)	(512)

Total deferred	$(7,709)	$(5,360)	$(3,790)

Income taxes	$83,701	$136,549	$120,168

Temporary differences and carryforwards which gave rise to deferred tax assets and liabilities consisted of the following (in thousands):

	Dec. 30, 2023	Dec. 31, 2022
Deferred tax assets:
Receivable valuations	$6,616	$5,838
Share-based payments	2,550	5,021
Self-insured claims	3,376	3,205
Other	10,412	11,381

Total deferred tax assets	$22,954	$25,445

Deferred tax liabilities:
Operating property	$39,117	$49,092
Goodwill	4,107	3,892
Other	3,718	3,895

Total deferred tax liabilities	$46,942	$56,879

Net deferred tax liability	$23,988	$31,434

The following table summarizes the differences between income taxes calculated at the federal income tax rate of 21% on income before income taxes and the provisions for income taxes (in thousands):

	Fiscal Years
	2023	2022	2021
Income taxes at federal income tax rate	$73,100	$119,167	$105,355
State income taxes, net of federal income tax benefit	11,250	16,596	14,260
Non-deductible executive compensation	2,309	3,552	2,946
Meals and entertainment exclusion	520	200	—
Share-based payments	(2,832)	(2,958)	(1,070)
Research and development credits	(1,672)	(1,526)	(2,069)
Other, net	1,026	1,518	746

Income taxes	$83,701	$136,549	$120,168

The Company files a consolidated U.S. federal income tax return. The Company or its subsidiaries file state tax returns in the majority of the U.S. state tax jurisdictions. With few exceptions, the Company and its subsidiaries are no longer subject to U.S. federal or state income tax examinations by tax authorities for 2019 and prior years. The Company’s wholly-owned Canadian subsidiary,

Landstar Canada, Inc., is subject to Canadian income and other taxes. The Company’s wholly-owned Mexican subsidiaries, Landstar Holdings, S. de R.L.C.V. and Landstar Metro, S.A.P.I. de C.V., are subject to Mexican income and other taxes. The Company’s Canadian and Mexican subsidiaries also may each be subject to U.S. income and other taxes.
As of December 30, 2023 and December 31, 2022, the Company had $
4,467,000
and $
3,046,000
, respectively, of net unrecognized tax benefits representing the provision for the uncertainty of certain tax positions plus a component of interest and penalties. Estimated interest and penalties on the provision for the uncertainty of certain tax positions is included in income tax expense. At December 30, 2023 and December 31, 2022, there was $
1,249,000
and $
845,000
, respectively, accrued for estimated interest and penalties related to the uncertainty of certain tax positions. The Company does not currently anticipate any significant increase or decrease to the unrecognized tax benefit during fiscal year 2024.
The following table summarizes the rollforward of the total amounts of gross unrecognized tax benefits for fiscal years 2023 and 2022 (in thousands):

	Fiscal Years
	2023	2022
Gross unrecognized tax benefits – beginning of the year	$3,726	$2,845
Gross increases related to current year tax positions	953	789
Gross increases related to prior year tax positions	1,570	792
Gross decreases related to prior year tax positions	—	(83)
Lapse of statute of limitations	(795)	(617)

Gross unrecognized tax benefits – end of the year	$5,454	$3,726

Landstar paid income taxes of $92,695,000 in fiscal year 2023, $158,715,000 in fiscal year 2022 and $104,844,000 in fiscal year 2021.
(5) Operating Property
Operating property is summarized as follows (in thousands):

	Dec. 30, 2023	Dec. 31, 2022
Land	$16,328	$16,328
Buildings and improvements	71,157	69,160
Trailing equipment	491,208	502,322
Information technology hardware and software	132,153	110,626
Other equipment	10,136	9,828

Total operating property, gross	720,982	708,264
Less accumulated depreciation and amortization	436,682	393,274

Total operating property, net	$284,300	$314,990

Included above is $143,542,000 in fiscal year 2023 and $185,609,000 in fiscal year 2022 of operating property under finance leases, $100,188,000 and $137,087,000, respectively, net of accumulated depreciation and amortization. Landstar acquired operating property by entering into finance leases in the amount of $4,093,000 in fiscal year 2023, $30,659,000 in fiscal year 2022 and $48,674,000 in fiscal year 2021.
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
The expense for the Company-sponsored defined contribution plan included in selling, general and administrative expense was $2,812,000 in fiscal year 2023, $2,716,000 in fiscal year 2022 and $2,374,000 in fiscal year 2021.

(7) Debt
Other than the finance lease obligations as presented on the consolidated balance sheets, the Company had no outstanding debt as of December 30, 2023 and December 31, 2022.
On July 1, 2022, Landstar entered into a second amended and restated credit agreement with a bank syndicate led by JPMorgan Chase Bank, N.A., as administrative agent (the “Credit Agreement”). The Credit Agreement, which matures July 1, 2027, provides for borrowing capacity in the form of a revolving credit facility of $300,000,000, $45,000,000 of which may be utilized in the form of letters of credit. The Credit Agreement also includes an “accordion” feature providing for a possible increase of up to an aggregate amount of borrowing capacity of $600,000,000. As of December 30, 2023, the Company had no borrowings outstanding under the Credit Agreement.
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
Landstar paid interest of $3,604,000 in fiscal year 2023, $4,151,000 in fiscal year 2022 and $3,715,000 in fiscal year 2021.
(8) Leases
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

5
4

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
The components of lease cost for finance leases and operating leases as of December 30, 2023 were (in thousands):

Finance leases:
Amortization of right-of-use assets	$20,258
Interest on lease liability	2,598

Total finance lease cost	22,856
Operating leases:
Lease cost	3,603
Variable lease cost	—
Sublease income	(5,456)

Total net operating lease income	(1,853)

Total net lease cost	$21,003

Total net operating lease income, net of rent expense under operating leases, was $2,121,000 and $1,632,000 in fiscal years 2022 and 2021, respectively.
A summary of the lease classification on the Company’s consolidated balance sheet as of December 30, 2023 is as follows (in thousands):
Assets:

Operating lease right-of-use assets	Other assets	$1,695
Finance lease assets	Operating property, less accumulated depreciation and amortization	100,188

Total lease assets		$101,883

Liabilities:
The following table reconciles the undiscounted cash flows for the finance and operating leases to the finance and operating lease liabilities recorded on the balance sheet at December 30, 2023 (in thousands):

	Finance Leases	Operating Leases
2024	$29,739	$857
2025	23,554	544
2026	15,448	213
2027	5,049	176
2028	948	49
Thereafter	—	—

Total future minimum lease payments	74,738	1,839
Less amount representing interest (1.6% to 6.0%)	3,598	144

Present value of minimum lease payments	$71,140	$1,695

Current maturities of long-term debt	27,876
Long-term debt, excluding current maturities	43,264
Other current liabilities		832
Deferred income taxes and other noncurrent liabilities		863

The weighted average remaining lease term and the weighted average discount rate for finance and operating leases as of December 30, 2023 were:

	Finance Leases	Operating Leases

Weighted average remaining lease term (years)	2.9	2.7
Weighted average discount rate	3.1%	6.0%
(9) Share-Based Payment Arrangements
As of December 30, 2023, the Company has an employee equity incentive plan, the 2011 equity incentive plan (the “2011 EIP”). The Company also has a stock compensation plan for members of its Board of Directors, the 2022 Directors Stock Compensation Plan (the “2022 DSCP”), which replaced the Amended and Restated 2013 Directors Stock Compensation Plan (as amended and restated, the “2013 DSCP”). The provisions of the 2022 DSCP are substantially similar to the provisions of the 2013 DSCP. 6,000,000 shares of the Company’s Common Stock were authorized for issuance under the 2011 EIP and 200,000 shares of the Company’s Common Stock were authorized for issuance under the 2022 DSCP. The 2011 EIP, 2013 DSCP and 2022 DSCP are each referred to herein as a “Plan,” and, collectively, as the “Plans.” Amounts recognized in the financial statements with respect to these Plans are as follows (in thousands):

	Fiscal Years
	2023	2022	2021
Total cost of the Plans during the period	$4,282	$12,399	$27,537
Amount of related income tax benefit recognized during the period	(3,622)	(5,199)	(7,063)

Net cost of the Plans during the period	$660	$7,200	$20,474

Included in income tax benefits recognized in the fiscal years ended December 30, 2023, December 31, 2022 and December 25, 2021 were excess tax benefits from stock-based awards of $2,830,000, $2,948,000 and $1,057,000, respectively.
As of December 30, 2023, there were 187,260 shares of the Company’s Common Stock reserved for issuance under the 2022 DSCP and 3,014,145 shares of the Company’s Common Stock reserved for issuance under the 2011 EIP.
Restricted Stock Units
The following table summarizes information regarding the Company’s outstanding restricted stock unit (“RSU”) awards with either a performance condition or a market condition under the Plans:

	Number of RSUs	Weighted Average Grant Date Fair Value
Outstanding at December 26, 2020	183,213	$93.44
Granted	46,342	$128.64
Shares earned in excess of target (1)	7,132	$31.97
Vested shares, including shares earned in excess of target	(24,600)	$59.85
Forfeited	(2,688)	$107.76

Outstanding at December 25, 2021	209,399	$102.90
Granted	50,019	$139.44
Shares earned in excess of target (2)	91,497	$92.58
Vested shares, including shares earned in excess of target	(177,146)	$95.48
Forfeited	(21,989)	$113.85

Outstanding at December 31, 2022	151,780	$115.80
Granted	41,638	$164.91
Shares earned in excess of target (3)	79,176	$98.39
Vested shares, including shares earned in excess of target	(137,861)	$97.97
Forfeited	(2,011)	$142.67

Outstanding at December 30, 2023	132,722	$138.93

5
6

(1)	Represents shares earned in excess of target under the May 1, 2015 RSU award as total shareholder return exceeded the target under the award.
(2)
Represents additional shares earned under each of the February 2, 2017, February 2, 2018 and February 1, 2019 RSU awards, as fiscal year 2021 financial results exceeded target performance level under each such award.

(3)
Represents additional shares earned (i) under the February 1, 2019 and January 31, 2020 RSU awards as fiscal year 2022 financial results exceeded target performance level and (ii) under the April 24, 2018 and July 1, 2019 RSU awards as total shareholder return during the applicable performance period exceeded target performance level under each of those awards.

During fiscal years 2021, 2022 and 2023, the Company granted RSUs with a performance condition.
RSUs with a performance condition granted on February 3, 2023 may vest on January 31 of 2026, 2027 and 2028 based on growth in operating income and pre-tax
income per diluted share from continuing operations as compared to the results from the 2022 fiscal year. RSUs with a performance condition granted on January 28, 2022 may vest on January 31 of 2025, 2026 and 2027 based on growth in operating income and pre-tax
income per diluted share from continuing operations as compared to the results from the 2021 fiscal year. RSUs with a performance condition granted on January 29, 2021 may vest on January 31 of 2024, 2025 and 2026 based on growth in operating income and pre-tax
income per diluted share from continuing operations as compared to the results from the 2020 fiscal year, adjusted to reflect the add back of non-cash
impairment charges recorded in the Company’s 2020 fiscal year related to certain assets, primarily customer contract and related customer relationship intangible assets, held by the Company’s Mexican subsidiaries. At the time of grant, the target number of common shares available for issuance under the February 3, 2023, January 28, 2022 and January 29, 2021 grants equals 100% of the number of RSUs granted, and the maximum number of common shares available for issuance under the February 3, 2023, January 28, 2022 and January 29, 2021 grants equals 200% of the number of RSUs credited to the recipient. In the event actual results exceed the target, the number of shares that will be granted will exceed the number of RSUs granted. The fair value of an RSU with a performance condition was determined based on the market value of the Company’s Common Stock on the date of grant, discounted for lack of marketability for a minimum post-vesting holding requirement. The discount rate due to lack of marketability used for RSU award grants with a performance condition for all periods was 7%. With respect to RSU awards with a performance condition, the Company reports compensation expense over the life of the award based on an estimated number of units that will vest over the life of the award, multiplied by the fair value of an RSU at the time of grant.
The Company recognized approximately $581,000, $9,100,000 and $24,197,000 of share-based compensation expense related to RSU awards in fiscal years 2023, 2022 and 2021, respectively. As of December 30, 2023, there was a maximum of $30.2 million of total unrecognized compensation cost related to RSU awards granted under the Plans with an expected average remaining life of approximately 3.2 years. With respect to RSU awards with a performance condition, the amount of future compensation expense to be recognized will be determined based on future operating results.
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

	Number of Shares and Deferred Stock Units	Weighted Average Grant Date Fair Value
Non-vested at December 26, 2020	60,440	$103.65
Granted	26,351	$150.20
Vested	(29,055)	$104.35
Forfeited	(1,300)	$97.81

Non-vested at December 25, 2021	56,436	$125.16
Granted	25,354	$152.54
Vested	(27,074)	$122.68
Forfeited	(6,921)	$144.45

Non-vested at December 31, 2022	47,795	$138.30
Granted	22,714	$179.32
Vested	(24,161)	$138.35

Non-vested at December 30, 2023	46,348	$158.38

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
As of
 December 30, 2023, there was $3,821,000
of total unrecognized compensation cost related to non-vested shares of restricted stock and Deferred Stock Units granted under the Plans. The unrecognized compensation cost related to these non-vested shares of restricted stock and Deferred Stock Units is expected to be recognized over a weighted average period of
1.9 years.
Stock Options
The Company did not grant any stock options during its 2021, 2022 or 2023 fiscal years. Options outstanding under the Plans generally become exercisable in either five equal annual installments commencing on the first anniversary of the date of grant or 100% on the fifth anniversary from the date of grant, subject to acceleration in certain circumstances. All options granted under the Plans expire on the tenth anniversary of the date of grant. Under the Plans, the exercise price of each option equals the fair market value of the Company’s Common Stock on the date of grant.
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
The following table summarizes information regarding the Company’s outstanding stock options under the Plans:

	Options Outstanding		Options Exercisable
	Number of Options	Weighted Average Exercise Price per Share	Number of Options	Weighted Average Exercise Price per Share
Options at December 26, 2020	17,650	$54.16	17,650	$54.16
Exercised	(9,080)	$52.97

Options at December 25, 2021	8,570	$55.42	8,570	$55.42
Exercised	(6,670)	$55.14

Options at December 31, 2022	1,900	$56.40	1,900	$56.40
Exercised	(1,900)	$56.40

Options at December 30, 2023	—		—

The total intrinsic value of stock options exercised during fiscal years 2023, 2022 and 2021 was $218,000, $704,000 and $965,000, respectively.
As of December 30, 2023, there was no unrecognized
compensation cost related to
non-vested
stock options granted under the Plans and no outstanding options issued by the Company.
Directors’ Stock Compensation Plan
Directors of the Company who are not employees of the Company (each an “Eligible Director”) are entitled under the 2022 DSCP to receive a grant of such number of restricted shares of the Company’s Common Stock or Deferred Stock Units equal to the quotient of $150,000 divided by the fair market value of a share of Common Stock on the date immediately following the date of each annual meeting of the stockholders of the Company (an “Annual Meeting”). Each eligible Director was previously entitled under the 2013 DSCP to receive a grant of such number of restricted shares of the Company’s Common Stock or Deferred Stock Units equal to the quotient of $110,000 divided by the fair market value of a share of Common Stock on the date immediately following the date of each Annual Meeting. In fiscal year 2023, 5,957 restricted shares were granted to Eligible Directors. In fiscal year 2022, 7,063 restricted shares were granted to Eligible Directors. In fiscal year 2021, 3,804 restricted shares were granted to Eligible Directors. Restricted shares granted in 2021, 2022 and 2023 vest on the date of the next Annual Meeting. During fiscal years 2023, 2022 and 2021, $1,050,000, $964,000 and $669,000, respectively, of compensation cost was recorded for the grant of these restricted shares and Deferred Stock Units.

(10) Equity
On
 December 7, 2021, the Landstar System, Inc. Board of Directors authorized the Company to purchase up to 1,912,824 shares of the Company’s Common Stock from time to time in the open market and in privately negotiated transactions. On December 6, 2022, the Landstar System, Inc. Board of Directors authorized the Company to purchase up to 1,900,826 additional shares of the Company’s Common Stock from time to time in the open market and in privately negotiated transactions. On December 4, 2023, the Landstar System, Inc. Board of Directors authorized the Company to purchase up to 319,332 additional shares of its Common Stock from time to time in the open market and in privately negotiated transactions under its share purchase program. As of December 30, 2023, the Company had authorization to purchase in the aggregate up to 3,000,000 shares of its Common Stock under these programs. No specific expiration date has been assigned to the December 7, 2021, December 6, 2022 or December 4, 2023 authorizations. During fiscal year 2023, Landstar purchased a total of 319,332 shares of its Common Stock at a total cost of $54,267,000 pursuant to its previously announced stock purchase program, including $
53,919
,000 in cash purchases and accrued excise tax of $
348,000
,
which is included in other current liabilities in the consolidated balance sheet at December 30, 2023.
The Company has 2,000,000 shares of preferred stock authorized and unissued.
(11) Commitments and Contingencies
At December 30, 2023, in addition to the $77,054,000 letters of credit secured by investments, Landstar had $33,492,000 of letters of credit outstanding under the Company’s Credit Agreement.
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
(12) Segment Information
Landstar markets its integrated transportation management solutions primarily through independent commission sales agents and exclusively utilizes third party capacity providers to transport customers’ freight. Landstar’s independent commission sales agents enter into contractual arrangements with the Company and are responsible for locating freight, making that freight available to Landstar’s capacity providers and coordinating the transportation of the freight with customers and capacity providers. The Company’s third party capacity providers consist of independent contractors who provide truck capacity to the Company under exclusive lease arrangements (the “BCO Independent Contractors”), unrelated trucking companies who provide truck capacity to the Company under non-exclusive
contractual arrangements (the “Truck Brokerage Carriers”), air cargo carriers, ocean cargo carriers and railroads. Through this network of agents and capacity providers linked together by Landstar’s ecosystem of digital technologies, Landstar operates an integrated transportation management solutions business primarily throughout North America with revenue of $5.3 billion during the most recently completed fiscal year. The Company reports the results of two operating segments: the transportation logistics segment and the insurance segment.
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

5
9

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
No single customer accounted for more than 10% of the Company’s consolidated revenue in fiscal years 2023, 2022 and 2021. Substantially all of the Company’s revenue is generated in North America, primarily through customers located in the United States.
The following tables summarize information about the Company’s reportable business segments as of and for the fiscal years ending December 30, 2023, December 31, 2022 and December 25, 2021 (in thousands):

	Transportation Logistics	Insurance	Total
2023
External revenue	$5,230,846	$72,476	$5,303,322
Internal revenue		67,977	67,977
Investment income		10,141	10,141
Interest and debt (income) expense	(3,946)		(3,946)
Depreciation and amortization	58,153		58,153
Operating income	288,574	55,575	344,149
Expenditures on long-lived assets	25,688		25,688
Goodwill	42,275		42,275
Finance lease additions	4,093		4,093
Total assets	1,463,236	338,610	1,801,846
2022
External revenue	$7,358,008	$78,554	$7,436,562
Internal revenue		79,229	79,229
Investment income		3,162	3,162
Interest and debt expense	3,620		3,620
Depreciation and amortization	57,453		57,453
Operating income	524,500	46,583	571,083
Expenditures on long-lived assets	26,005		26,005
Goodwill	41,220		41,220
Finance lease additions	30,659		30,659
Total assets	1,704,557	227,322	1,931,879
2021
External revenue	$6,465,711	$71,857	$6,537,568
Internal revenue		62,558	62,558
Investment income		2,857	2,857
Interest and debt expense	3,976		3,976
Depreciation and amortization	49,609		49,609
Operating income	464,282	41,386	505,668
Expenditures on long-lived assets	23,261		23,261
Goodwill	40,768		40,768
Finance lease additions	48,674		48,674
Total assets	1,736,854	308,611	2,045,465

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
The following table summarizes the adverse effect of the increase in the cost of insurance claims resulting from unfavorable development of prior year self-insured claims estimates on operating income, net income and earnings per share set forth in the consolidated statements of income for the fiscal years ended December 30, 2023, December 31, 2022 and December 25, 2021 (in thousands, except per share amounts):

	Fiscal Years Ended
	December 30, 2023	December 31, 2022	December 25, 2021
Operating income	$6,058	$11,331	$9,708
Net income	$4,598	$8,570	$7,359
Basic and diluted earnings per share	$0.13	$0.23	$0.19
The unfavorable development of prior years’ claims in the fiscal year ended December 30, 2023 was primarily attributable to several specific claims. The unfavorable development of prior years’ claims in the fiscal year ended December 31, 2022 was primarily attributable to several specific claims. The unfavorable development of prior years’ claims in the fiscal year ended December 25, 2021 was primarily attributable to five claims.
(14) Equity investment
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
(15) Recent Accounting Pronouncements
Accounting Standards Issued But Not Yet Adopted
In November 2023, the FASB issued ASU
2023-07,
Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures
(“ASU
2023-07”),
which expands disclosures about a public entity’s reportable segments and requires more enhanced information about a reportable segment’s expenses, interim segment profit or loss, and how a public entity’s chief operating decision maker uses reported segment profit or loss information in assessing segment performance and allocating resources. ASU
2023-07
is effective for annual periods beginning after December 15, 2023. The Company is currently evaluating the impact of ASU
2023-07
on its consolidated financial statements and related disclosures.
In December 2023, the FASB issued ASU
2023-09,
Income Taxes (Topic 740): Improvements to Income Tax Disclosures
(“ASU
2023-09”),
which expands disclosures in an entity’s income tax rate reconciliation table and regarding cash taxes paid both in the U.S. and foreign jurisdictions. ASU
2023-09
is effective for annual periods beginning after December 15, 2024. ASU
2023-09
is not expected to have a material impact on the Company’s consolidated financial statements and related disclosures.

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Landstar System, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Landstar System, Inc. and subsidiary (the Company) as of December 30, 2023 and December 31, 2022, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the fiscal years in the three-year period ended December 30, 2023, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 30, 2023 and December 31, 2022, and the results of its operations and its cash flows for each of the fiscal years in the three-year period ended December 30, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 30, 2023, based on criteria established in
Internal Control – Integrated Framework (2013)
 issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 23, 2024 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Self-insurance claims liability
As discussed in Note 1 to the consolidated financial statements, the liability for insurance claims includes the actuarially determined estimated costs of cargo, property, casualty, general liability, and workers’ compensation claims, both reported and for claims incurred but not reported, up to the Company’s retained amount per claim, which is referred to as the self-insurance claims liability. The Company’s estimated costs of insurance claims include assumptions regarding the frequency and severity of claims and are based upon the facts and circumstances known as of the applicable balance sheet date. The Company’s liability for insurance claims as of December 30, 2023 was $100,747,000, which includes the self-insurance claims liability.

6
2

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
February 23, 2024

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
promulgated under the Securities Exchange Act of 1934, as amended). Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of December 30, 2023 to provide reasonable assurance that information required to be disclosed by the Company in reports that it filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.
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
Management, with the participation of the Company’s principal executive officer and principal financial officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 30, 2023. This assessment was performed using the criteria established under the Internal Control-Integrated Framework (2013) established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
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
Based on the assessment performed using the criteria established by COSO, management has concluded that the Company maintained effective internal control over financial reporting as of December 30, 2023.

KPMG LLP (PCAOB ID: 185), the independent registered public accounting firm that audited the financial statements included in this Annual Report on Form
10-K
for the fiscal year ended December 30, 2023, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting. Such report appears immediately below.
(b) Attestation Report of the Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Landstar System, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Landstar System, Inc. and subsidiary’s (the Company) internal control over financial reporting as of December 30, 2023, based on criteria established in
Internal Control – Integrated Framework (2013)
 issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 30, 2023, based on criteria established in
Internal Control – Integrated Framework (2013)
 issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 30, 2023 and December 31, 2022, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the fiscal years in the three-year period ended December 30, 2023, and the related notes (collectively, the consolidated financial statements), and our report dated February 23, 2024 expressed an unqualified opinion on those consolidated financial statements.
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
February 23, 2024

(c) Changes in Internal Control Over Financial Reporting
There were no significant changes in the Company’s internal control over financial reporting during the Company’s fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B.
Other Information
During the fiscal year ended December 30, 2023, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Landstar’s securities that was intended to satisfy the affirmative defense conditions of Rule
10b5-1(c)
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

Item 11. Executive Compensation

The information required by this Item will be set forth under the captions “Compensation Committee Interlocks and Insider Participation,” “Compensation of Directors,” “Compensation of Named Executives,” “Compensation Discussion and Analysis,” “Summary Compensation Table,” “Pay Versus Performance Table,” “Grants of Plan-Based Awards,” “Stock Vested,” “Outstanding Equity Awards at Fiscal Year End,” “Nonqualified Deferred Compensation,” “Compensation Committee Report” and “Key Executive Employment Protection Agreements” in the Company’s definitive Proxy Statement for its annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, and is incorporated herein by reference.

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

(a) (1) Financial Statements and Supplementary Data

(2)	Financial Statement Schedules

Financial statement schedules have been omitted because the required information is included in the consolidated financial statements or the notes thereto, or is not applicable or required.

(3)	Exhibits

Exhibit No.	Description

(3)	Articles of Incorporation and By-Laws:

3.1	Restated Certificate of Incorporation of the Company dated May 10, 2023, including Certificate of Designation of Junior Participating Preferred Stock dated February 10, 1993. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on May 11, 2023 (Commission File No. 0-21238))

3.2	The Company’s Second Amended and Restated Bylaws, as further adopted as of November 2, 2023. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 10-Q filed on November 3, 2023 (Commission File No. 0-21238))

(4)	Instruments defining the rights of security holders, including indentures:

4.1 P	Specimen of Common Stock Certificate. (Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 33-57174))

4.2	Description of Securities (Incorporated by reference to Exhibit 4.4 to the Registrant’s Annual Report on Form 10-K for fiscal year ended December 28, 2019 (Commission File No. 0-21238))

(10)	Material contracts:

10.1+	Second Amended and Restated Credit Agreement, dated as of July 1, 2022, among Landstar System Holdings, Inc., the Company, the lenders named therein, and JPMorgan Chase Bank, N.A. as Administrative Agent (including exhibits and schedules thereto). (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on July 8, 2022 (Commission File No. 0-21238))

10.2+	Landstar System, Inc. Supplemental Executive Retirement Plan, as amended and restated as of January 1, 2015 (Incorporated by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 27, 2014 (Commission File No. 0-21238))

10.3+	First Amendment, dated as of November 1, 2018, to the Landstar System, Inc. Supplemental Executive Retirement Plan (as amended and restated as of January 1, 2015) (Incorporated by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 29, 2018 (Commission File No. 0-21238))

10.4+	Landstar System, Inc. 2011 Equity Incentive Plan, as amended through November 2, 2023. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 10-Q filed on November 3, 2023 (Commission File No. 0-21238))

10.5+	Landstar System, Inc. 2022 Directors Stock Compensation Plan (Incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement filed on March 29, 2022 (Commission File No. 0-21238))

10.6+	Form of Indemnification Agreement between the Company and each of the directors and Executive Officers of the Company (Incorporated by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 27, 2003 (Commission File No. 0-21238))

10.7+	Form of Key Executive Employment Protection Agreement between Landstar System, Inc. and each of the Executive Officers of the Company, in the form as amended as of December 26, 2015, (Incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K for fiscal year ended December 26, 2015 (Commission File No. 0-21238))

10.8+	Letter Agreement, dated February 27, 2023, by and between Landstar System, Inc. and Robert S. Brasher (Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on February 28, 2023 (Commission File No. 0-21238))

10.9+	Letter Agreement, dated December 4, 2023, between Landstar System, Inc. and James B. Gattoni (Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on December 5, 2023 (Commission File No. 0-21238))

10.10+	Letter Agreement, dated December 4, 2023, between Landstar System, Inc. and Frank A. Lonegro (Incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed on December 5, 2023 (Commission File No. 0-21238))

10.11*+	Total Shareholder Return Performance Related Stock Award Agreement, between Landstar System, Inc. and Frank A. Lonegro, dated February 2, 2024

(21)	Subsidiaries of the Registrant:

21.1*	List of Subsidiaries of the Registrant

(23)	Consents of experts and counsel:

23.1*	Consent of KPMG LLP as Independent Registered Public Accounting Firm

(24)	Power of attorney:

24.1*	Powers of Attorney

(31)	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002:

31.1*	Chief Executive Officer certification, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Chief Financial Officer certification, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32)	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002:

32.1**	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(97)

97.1*	Landstar System, Inc. Clawback Policy, as adopted on August 10, 2023

101*	The following materials from the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2023, formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Changes in Shareholders’ Equity, (vi) Notes to Consolidated Financial Statements, and (vii) Financial Statement Schedule.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

+	management contract or compensatory plan or arrangement
*	Filed herewith.
**	Furnished herewith.

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

Date: February 23, 2024	LANDSTAR SYSTEM, INC.

	By:	/s/ FRANK A. LONEGRO
Frank A. Lonegro
President and Chief Executive Officer

	By:	/s/ JAMES P. TODD
James P. Todd
Vice President, Chief Financial Officer and Assistant Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ FRANK A. LONEGRO Frank A. Lonegro	President and Chief Executive Officer; Principal Executive Officer; Director	February 23, 2024

/s/ JAMES P. TODD James P. Todd	Vice President and Chief Financial Officer and Assistant Secretary; Principal Financial Officer and Principal Accounting Officer	February 23, 2024

* Homaira Akbari	Director	February 23, 2024

* David G. Bannister	Director	February 23, 2024

* James L. Liang	Director	February 23, 2024

* Diana M. Murphy	Chairman of the Board	February 23, 2024

* Anthony J. Orlando	Director	February 23, 2024

* George P. Scanlon	Director	February 23, 2024

* Teresa L. White	Director	February 23, 2024

By:	/s/ MICHAEL K. KNELLER
Michael K. Kneller
Attorney In Fact*