Form 10-Q
period 2024-03-30
LANDSTAR SYSTEM INC
filed 2024-05-03
CIK 853816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 30, 2024
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
Yes ☐ No ☒
The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of the close of business on April 22, 2024 was 35,762,038.

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
of Regulation
S-X
and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the thirteen weeks ended March 30, 2024 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 28, 2024.
These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s 2023 Annual Report on Form
10-K.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)
(Unaudited)

	March 30, 2024	December 30, 2023
ASSETS
Current Assets
Cash and cash equivalents	$467,671	$481,043
Short-term investments	62,781	59,661
Trade accounts receivable, less allowance of $ 11,764 and $ 11,738	723,841	743,762
Other receivables, including advances to independent contractors, less allowance of $ 14,310 and $ 14,010	40,535	43,339
Other current assets	15,540	24,936

Total current assets	1,310,368	1,352,741

Operating property, less accumulated depreciation and amortization of $ 442,898 and $ 436,682	279,552	284,300
Goodwill	42,381	42,275
Other assets	113,540	122,530

Total assets	$1,745,841	$1,801,846

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Cash overdraft	$51,674	$61,541
Accounts payable	384,267	395,980
Current maturities of long-term debt	26,730	27,876
Insurance claims	40,683	41,825
Dividends payable	—	71,433
Other current liabilities	86,318	76,569

Total current liabilities	589,672	675,224

Long-term debt, excluding current maturities	38,496	43,264
Insurance claims	59,668	58,922
Deferred income taxes and other noncurrent liabilities	40,094	40,513
Shareholders’ Equity
Common stock, $0.01 par value, authorized 160,000,000 shares, issued 68,547,553 and 68,497,324 shares	685	685
Additional paid-in capital	254,192	254,642
Retained earnings	2,818,939	2,783,645
Cost of 32,785,515 and 32,780,651 shares of common stock in treasury	(2,049,070)	(2,048,184)
Accumulated other comprehensive loss	(6,835)	(6,865)

Total shareholders’ equity	1,017,911	983,923

Total liabilities and shareholders’ equity	$1,745,841	$1,801,846

See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share amounts)
(Unaudited)

	Thirteen Weeks Ended
	March 30, 2024	April 1, 2023
Revenue	$1,171,043	$1,435,675
Investment income	3,412	1,368
Costs and expenses:
Purchased transportation	905,521	1,101,294
Commissions to agents	97,282	125,675
Other operating costs, net of gains on asset sales/dispositions	14,859	12,378
Insurance and claims	26,268	27,647
Selling, general and administrative	56,422	53,567
Depreciation and amortization	14,142	15,198

Total costs and expenses	1,114,494	1,335,759

Operating income	59,961	101,284
Interest and debt (income) expense	(1,611)	(726)

Income before income taxes	61,572	102,010
Income taxes	14,476	23,815

Net income	$47,096	$78,195

Basic and diluted earnings per share	$1.32	$2.17

Average basic and diluted shares outstanding	35,750,000	35,982,000

Dividends per common share	$0.33	$0.30

See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(Unaudited)

	Thirteen Weeks Ended
	March 30, 2024	April 1, 2023
Net income	$47,096	$78,195
Other comprehensive income (loss):
Unrealized holding gains on available-for-sale investments, net of tax expense of $ 92 and $ 306	336	1,120
Foreign currency translation (losses) gains	(306)	1,711

Other comprehensive income	30	2,831

Comprehensive income	$47,126	$81,026

See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Thirteen Weeks Ended
	March 30, 2024	April 1, 2023
OPERATING ACTIVITIES
Net income	$47,096	$78,195
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,142	15,198
Non-cash interest charges	66	66
Provisions for losses on trade and other accounts receivable	3,854	3,199
Gains on sales/disposals of operating property	(248)	(1,140)
Deferred income taxes, net	(1,259)	758
Stock-based compensation	1,724	1,852
Changes in operating assets and liabilities:
Decrease in trade and other accounts receivable	18,871	67,776
Decrease in other assets	11,574	8,625
Decrease in accounts payable	(11,713)	(37,068)
Increase in other liabilities	10,497	2,640
Decrease in insurance claims	(396)	(1,066)

NET CASH PROVIDED BY OPERATING ACTIVITIES	94,208	139,035

INVESTING ACTIVITIES
Sales and maturities of investments	19,923	40,349
Purchases of investments	(15,869)	(31,425)
Purchases of operating property	(9,281)	(6,233)
Proceeds from sales of operating property	1,585	1,645

NET CASH (USED) PROVIDED BY INVESTING ACTIVITIES	(3,642)	4,336

FINANCING ACTIVITIES
Decrease in cash overdraft	(9,867)	(26,758)
Dividends paid	(83,235)	(82,660)
Proceeds from exercises of stock options	—	28
Taxes paid in lieu of shares issued related to stock-based compensation plans	(3,060)	(8,236)
Purchases of common stock	—	(15,433)
Principal payments on finance lease obligations	(7,239)	(9,408)

NET CASH USED BY FINANCING ACTIVITIES	(103,401)	(142,467)

Effect of exchange rate changes on cash and cash equivalents	(537)	502

(Decrease) increase in cash and cash equivalents	(13,372)	1,406
Cash and cash equivalents at beginning of period	481,043	339,581

Cash and cash equivalents at end of period	$467,671	$340,987

See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Thirteen Weeks Ended March 30, 2024 and April 1, 2023
(Dollars in thousands)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock at Cost		Accumulated Other Comprehensive (Loss) Income
	Shares	Amount			Shares	Amount		Total

Balance December 30, 2023	68,497,324	$685	$254,642	$2,783,645	32,780,651	$(2,048,184)	$(6,865)	$983,923
Net income				47,096				47,096
Dividends ($ 0.33 per share)				(11,802)				(11,802)
Issuance of stock related to stock-based compensation plans	50,229		(2,174)		4,864	(886)		(3,060)
Stock-based compensation			1,724					1,724
Other comprehensive income							30	30

Balance March 30, 2024	68,547,553	$685	$254,192	$2,818,939	32,785,515	$(2,049,070)	$(6,835)	$1,017,911

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock at Cost		Accumulated Other Comprehensive (Loss) Income
	Shares	Amount			Shares	Amount		Total

Balance December 31, 2022	68,382,310	$684	$258,487	$2,635,960	32,455,300	$(1,992,886)	$(15,024)	$887,221
Net income				78,195				78,195
Dividends ($0.30 per share)				(10,806)				(10,806)
Purchases of common stock					89,661	(15,433)		(15,433)
Issuance of stock related to stock-based compensation plans	101,653	1	(7,201)		5,891	(1,008)		(8,208)
Stock-based compensation			1,852					1,852
Other comprehensive income							2,831	2,831

Balance April 1, 2023	68,483,963	$685	$253,138	$2,703,349	32,550,852	$(2,009,327)	$(12,193)	$935,652

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
(1) Significant Accounting Policies
Revenue from Contracts with Customers – Disaggregation of Revenue
The following table summarizes (i) the percentage of consolidated revenue generated by mode of transportation and (ii) the total amount of truck transportation revenue hauled by BCO Independent Contractors and Truck Brokerage Carriers generated by equipment type during the thirteen-week periods ended March 30, 2024 and April 1, 2023 (dollars in thousands):

	Thirteen Weeks Ended
	March 30, 2024	April 1, 2023
Mode
Truck – BCO Independent Contractors	39%	36%
Truck – Truck Brokerage Carriers	53%	56%
Rail intermodal	2%	2%
Ocean and air cargo carriers	5%	4%
Truck Equipment Type
Van equipment	$628,304	$755,083
Unsided/platform equipment	$343,045	$377,564
Less-than-truckload	$25,617	$31,558
Other truck transportation (1)	$71,966	$159,503

(1)
Includes power-only, expedited, straight truck, cargo van, and miscellaneous other truck transportation revenue generated by the transportation logistics segment. Power-only refers to shipments where the Company furnishes a power unit and an operator but not trailing equipment, which is typically provided by the shipper or consignee.

(2) Share-based Payment Arrangements
As of March 30, 2024, the Company has an employee equity incentive plan, the 2011 equity incentive plan (the “2011 EIP”). The Company also has a stock compensation plan for members of its Board of Directors, the 2022 Directors Stock Compensation Plan (the “2022 DSCP”). 6,000,000 shares of the Company’s common stock were authorized for issuance under the 2011 EIP and 200,000 shares of the Company’s common stock were authorized for issuance under the 2022 DSCP. The 2011 EIP and 2022 DSCP are each referred to herein as a “Plan,” and, collectively, as the “Plans.” Amounts recognized in the financial statements with respect to these Plans are as follows (in thousands):

	Thirteen Weeks Ended
	March 30, 2024	April 1, 2023
Total cost of the Plans during the period	$1,724	$1,852
Amount of related income tax benefit recognized during the period	(1,152)	(2,751)

Net cost of the Plans during the period	$572	$(899)

Included in income tax benefits recognized in the thirteen-week periods ended March 30, 2024 and April 1, 2023 were excess tax benefits from stock-based awards of $729,000 and $2,296,000, respectively.
As of March 30, 2024, there were 187,260 shares of the Company’s common stock reserved for issuance under the 2022 DSCP and 2,750,207 shares of the Company’s common stock reserved for issuance under the 2011 EIP.
Restricted Stock Units
The following table summarizes information regarding the Company’s outstanding restricted stock unit (“RSU”) awards with either a performance condition or a market condition under the Plans:

	Number of RSUs	Weighted Average Grant Date Fair Value
Outstanding at December 30, 2023	132,722	$138.93
Granted	102,253	$138.86
Vested shares	(36,249)	$131.10
Forfeited	(2,173)	$148.85

Outstanding at March 30, 2024	196,553	$140.23

During the thirteen-week period ended March 30, 2024, the Company granted RSUs with a performance condition and RSUs with a market condition, as further described below. Outstanding RSUs at both December 30, 2023 and March 30, 2024 include RSUs with a performance condition and RSUs with a market condition, as further described below and in the Company’s 2023 Annual Report on Form
10-K.
RSUs with a performance condition granted on February 2, 2024 may vest on January 31 of 2027, 2028 and 2029 based on growth in operating income and pre-tax income per diluted share from continuing operations as compared to the results from the 2023 fiscal year.
On February 2, 2024, the Company granted 58,268 RSUs
that vest based on a market condition. These RSUs may vest based on the achievement of the target Company’s total shareholder return (“TSR”) compound annual growth rate, adjusted to reflect dividends (if any) paid during such periods and capital adjustments as may be necessary, and are eligible to vest annually starting after the sixth anniversary of the grant date and concluding after the tenth anniversary of the grant date. The fair value of this RSU award was determined at the time of grant based on the expected achievement of the market condition. With respect to these RSU awards, the Company reports compensation expense ratably over the service period of the award based on the number of units granted multiplied by the grant date fair value of the RSU. Previously recognized compensation cost would be reversed only if the employee did not complete the requisite service period due to termination of employment.

The Company recognized approximately $632,000 and $958,000 of share-based compensation expense related to RSU awards in the thirteen-week periods ended March 30, 2024 and April 1, 2023, respectively. As of March 30, 2024, there was a maximum of $49.3 million of total unrecognized compensation cost related to RSU awards granted under the Plans with an expected average remaining life of approximately 4.5 years. With respect to RSU awards with a performance condition, the amount of future compensation expense to be recognized will be determined based on future operating results.
Non-vested Restricted Stock and Deferred Stock Units
The following table summarizes information regarding the Company’s outstanding shares of non-vested restricted stock and Deferred Stock Units (defined below) under the Plans:

	Number of Shares and Deferred Stock Units	Weighted Average Grant Date Fair Value
Non-vested at December 30, 2023	46,348	$158.38
Granted	25,151	$188.78
Vested	(16,169)	$152.07
Forfeited	(295)	$169.89

Non-vested at March 30, 2024	55,035	$174.07

The fair value of each share of non-vested restricted stock issued and Deferred Stock Unit granted under the Plans is based on the fair value of a share of the Company’s common stock on the date of grant. Shares of non-vested restricted stock are generally subject to vesting in three equal annual installments either on the first, second and third anniversary of the date of the grant or the third, fourth and fifth anniversary of the date of the grant, in two equal annual installments on the first and second anniversary of the date of the grant or 100% on the first, third or fifth anniversary of the date of the grant. For restricted stock awards granted under the 2022 DSCP, each recipient may elect to defer receipt of shares and instead receive restricted stock units (“Deferred Stock Units”), which represent contingent rights to receive shares of the Company’s common stock on the date of the recipient’s separation from service from the Board of Directors, or, if earlier, upon a change in control event of the Company. Deferred Stock Units become vested 100% on the first anniversary of the date of the grant. Deferred Stock Units do not represent actual ownership in shares of the Company’s common stock and the recipient does not have voting rights or other incidents of ownership until the shares are issued. However, Deferred Stock Units do contain the right to receive dividend equivalent payments prior to settlement into shares.
As of March 30, 2024, there was $7,427,000 of total unrecognized compensation cost related to non-vested shares of restricted stock and Deferred Stock Units granted under the Plans. The unrecognized compensation cost related to these non-vested shares of restricted stock and Deferred Stock Units is expected to be recognized over a weighted average period of 2.2 years.
Stock Options
The Company had no remaining issued and outstanding vested or unvested stock options or unrecognized compensation costs related to non-vested stock options granted under the Plans as of December 30, 2023 and March 30, 2024. The total intrinsic value of stock options exercised during the thirteen-week period ended April 1, 2023 was $218,000.
(3) Income Taxes
The provisions for income taxes for the 2024 and 2023 thirteen-week periods were based on estimated annual effective income tax rates of 24.5% and 24.4%, respectively, adjusted for discrete events, such as benefits resulting from stock-based awards. The effective income tax rate for the 2024 thirteen-week period was 23.5%. The effective income tax rate was higher than the statutory federal income tax rate of 21% in the 2024 period primarily attributable to state taxes. The effective income tax rate for the 2023 thirteen-week period was 23.3%. The effective income tax rate was higher than the statutory federal income tax rate of 21% in the 2023 period primarily attributable to state taxes.
(4) Earnings Per Share
Basic earnings per common share are based on the weighted average number of shares outstanding, which includes outstanding non-vested
restricted stock and outstanding Deferred Stock Units. Diluted earnings per share are based on the weighted average number of common shares outstanding plus the incremental shares that would have been outstanding upon the assumed exercise of all dilutive stock options. For each of the thirteen-week periods ended March 30, 2024 and April 1, 2023, the weighted-average number of common shares outstanding is the same for purposes of the calculations of both basic and diluted earnings per share. During and as of the thirteen-week period ended March 30, 2024, there were no outstanding stock options issued by the Company. For the thirteen-week period ended April 1, 2023, the impact on earnings per share of future compensation expense related to outstanding, unvested time-based awards was greater than the incremental impact of outstanding dilutive stock options, and would therefore have an anti-dilutive effect on earnings per share if included in the calculation of earnings per share. Accordingly, the Company had no reconciling items between the average number of common shares outstanding used to calculate basic earnings per common share and the average number of common shares and common share equivalents outstanding used to calculate diluted earnings per share during each of the 2024 and 2023 thirteen-week periods.
Outstanding RSUs were excluded from the calculation of diluted earnings per share for all periods because the performance metric requirements or market condition for vesting had not been satisfied.
(5) Additional Cash Flow Information
During the 2024 thirteen-week period, Landstar received income tax refunds, net of income tax payments, of $495,000 and paid interest of $825,000. During the 2023 thirteen-week period, Landstar paid income taxes and interest of $895,000 and $1,030,000, respectively. Landstar acquired operating property by entering into finance leases in the amount of $1,325,000 in the 2024 thirteen-week period. Landstar did not acquire any operating property by entering into finance leases in the 2023 thirteen-week period.
(6) Segment Information
The following table summarizes information about the Company’s reportable business segments as of and for the thirteen-week periods ended March 30, 2024 and April 1, 2023 (in thousands):

	Thirteen Weeks Ended
	March 30, 2024			April 1, 2023
	Transportation Logistics	Insurance	Total	Transportation Logistics	Insurance	Total
External revenue	$1,154,532	$16,511	$1,171,043	$1,416,846	$18,829	$1,435,675
Internal revenue		12,069	12,069		11,961	11,961
Investment income		3,412	3,412		1,368	1,368
Operating income	42,681	17,280	59,961	86,162	15,122	101,284
Expenditures on long-lived assets	9,281		9,281	6,233		6,233
Goodwill	42,381		42,381	41,726		41,726
In the thirteen-week periods ended March 30, 2024 and April 1, 2023, no single customer accounted for more than 10% of the Company’s consolidated revenue.
(7) Other Comprehensive Income
The following table presents the components of and changes in accumulated other comprehensive (loss) income, net of related income taxes, as of and for the thirteen-week period ended March 30, 2024 (in thousands):

	Unrealized Holding (Losses) Gains on Available-for-Sale Securities	Foreign Currency Translation	Total
Balance as of December 30, 2023	$(5,010)	$(1,855)	$(6,865)
Other comprehensive income (loss)	336	(306)	30

Balance as of March 30, 2024	$(4,674)	$(2,161)	$(6,835)

Amounts reclassified from accumulated other comprehensive income to investment income due to the realization of previously unrealized gains and losses in the accompanying consolidated statements of income were not significant for the thirteen-week period ended March 30, 2024.

(8) Investments
Investments include primarily investment-grade corporate bonds, asset-backed securities and U.S. treasury obligations having maturities of up to five years (the “bond portfolio”) and money market investments. Investments in the bond portfolio are reported as available-for-sale
and are carried at fair value. Investments maturing less than one year from the balance sheet date are included in short-term investments and investments maturing more than one year from the balance sheet date are included in other assets in the consolidated balance sheets. Management performs an analysis of the nature of the unrealized losses on available-for-sale
investments to determine whether an allowance for credit loss is necessary. Unrealized losses, representing the excess of the purchase price of an investment over its fair value as of the end of a period, considered to be a result of credit-related factors, are to be included as a charge in the statement of income, while unrealized losses considered to be a result of non-credit-related
factors are to be included as a component of shareholders’ equity. Investments whose values are based on quoted market prices in active markets are classified within Level 1. Investments that trade in markets that are not considered to be active, but are valued based on quoted market prices, are classified within Level 2. As Level 2 investments include positions that are not traded in active markets, valuations may be adjusted to reflect illiquidity and/or non-transferability,
which are generally based on available market information. Any transfers between levels are recognized as of the beginning of any reporting period. Fair value of the bond portfolio was determined using Level 1 inputs related to U.S. Treasury obligations and money market investments and Level 2 inputs related to investment-grade corporate bonds, asset-backed securities and direct obligations of government agencies. Unrealized losses, net of unrealized gains, on the investments in the bond portfolio were $5,954,000 and $6,382,000 at March 30, 2024 and December 30, 2023, respectively.
The amortized cost and fair values of available-for-sale investments are as follows at March 30, 2024 and December 30, 2023 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 30, 2024
Money market investments	$8,303	$—	$—	$8,303
Asset-backed securities	18,019	2	2,062	15,959
Corporate bonds and direct obligations of government agencies	123,879	143	4,012	120,010
U.S. Treasury obligations	3,832	—	25	3,807

Total	$154,033	$145	$6,099	$148,079

December 30, 2023
Money market investments	$16,832	$—	$—	$16,832
Asset-backed securities	16,543	—	2,236	14,307
Corporate bonds and direct obligations of government agencies	118,481	279	4,384	114,376
U.S. Treasury obligations	6,287	2	43	6,246

Total	$158,143	$281	$6,663	$151,761

For those
available-for-sale
investments with unrealized losses at March 30, 2024 and December 30, 2023, the following table summarizes the duration of the unrealized loss (in thousands):

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

March 30, 2024
Asset-backed securities	$—	$—	$13,975	$2,062	$13,975	$2,062
Corporate bonds and direct obligations of government agencies	22,850	135	82,114	3,877	104,964	4,012
U.S. Treasury obligations	—	—	2,323	25	2,323	25

Total	$22,850	$135	$98,412	$5,964	$121,262	$6,099

December 30, 2023
Asset-backed securities	$—	$—	$14,307	$2,236	$14,307	$2,236
Corporate bonds and direct obligations of government agencies	3,506	42	86,841	4,342	90,347	4,384
U.S. Treasury obligations	—	—	2,305	43	2,305	43

Total	$3,506	$42	$103,453	$6,621	$106,959	$6,663

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

The components of lease cost for finance leases and operating leases for the thirteen weeks ended March 30, 2024 were (in thousands):

Finance leases:
Amortization of right-of-use assets	$4,079
Interest on lease liability	550

Total finance lease cost	4,629
Operating leases:
Lease cost	1,040
Variable lease cost	—
Sublease income	(1,407)

Total net operating lease income	(367)

Total net lease cost	$4,262

A summary of the lease classification on the Company’s consolidated balance sheet as of March 30, 2024 is as follows (in thousands):

Assets:
Operating lease right-of-use assets	Other assets	$1,484
Finance lease assets	Operating property, less accumulated depreciation and amortization	97,244

Total lease assets		$98,728

Liabilities:
The following table reconciles the undiscounted cash flows for the finance and operating leases to the finance and operating lease liabilities recorded on the balance sheet at March 30, 2024 (in thousands):

	Finance Leases	Operating Leases
2024 Remainder	$22,254	$629
2025	23,855	547
2026	15,752	213
2027	5,358	176
2028	1,256	49
Thereafter	51	—

Total future minimum lease payments	68,526	1,614
Less amount representing interest (1.6% to 6.5%)	3,300	130

Present value of minimum lease payments	$65,226	$1,484

Current maturities of long-term debt	26,730
Long-term debt, excluding current maturities	38,496
Other current liabilities		791
Deferred income taxes and other noncurrent liabilities		693
The weighted average remaining lease term and the weighted average discount rate for finance and operating leases as of March 30, 2024 were:

	Finance Leases	Operating Leases
Weighted average remaining lease term (years)	2.8	2.6
Weighted average discount rate	3.2%	6.5%

(10) Debt
Other
than the finance lease obligations as presented on the consolidated balance sheets, the Company had no outstanding debt as of March 30, 2024 and December 30, 2023.
On July 1, 2022, Landstar entered into a second amended and restated credit agreement with a bank syndicate led by JPMorgan Chase Bank, N.A., as administrative agent (the “Credit Agreement”). The Credit Agreement, which matures July 1, 2027, provides for borrowing capacity in the form of a revolving credit facility of $300,000,000, $45,000,000 of which may be utilized in the form of letters of credit. The Credit Agreement also includes an “accordion” feature providing for a possible increase of up to an aggregate amount of borrowing capacity of $600,000,000. As of March 30, 2024, the Company had no borrowings outstanding under the Credit Agreement.
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
(11) Commitments and Contingencies
Short-term investments include $62,781,000 in current maturities of investments held by the Company’s insurance segment at March 30, 2024. The non-current portion of the bond portfolio of $85,298,000 is included in other assets. The short-term investments, together with $22,834,000 of non-current investments, provide collateral for the $77,054,000 of letters of credit issued to guarantee payment of insurance claims. As of March 30, 2024, Landstar also had $33,492,000 of additional letters of credit outstanding under the Company’s Credit Agreement.
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
(12) Recent Accounting Pronouncements
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the interim consolidated financial statements and notes thereto included herein, and with the Company’s audited financial statements and notes thereto for the fiscal year ended December 30, 2023 and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 2023 Annual Report on Form 10-K.

FORWARD-LOOKING STATEMENTS

The following is a “safe harbor” statement under the Private Securities Litigation Reform Act of 1995. Statements contained in this document that are not based on historical facts are “forward-looking statements.” This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Form 10-Q contain forward-looking statements, such as statements which relate to Landstar’s business objectives, plans, strategies and expectations. Terms such as “anticipates,” “believes,” “estimates,” “intention,” “expects,” “plans,” “predicts,” “may,” “should,” “could,” “will,” the negative thereof and similar expressions are intended to identify forward-looking statements. Such statements are by nature subject to uncertainties and risks, including but not limited to: an increase in the frequency or severity of accidents or other claims; unfavorable development of existing accident claims; dependence on third party insurance companies; dependence on independent commission sales agents; dependence on third party capacity providers; the impact of the Russian conflict with Ukraine on the operations of certain independent commission sales agents, including the Company’s largest such agent by revenue in the 2023 fiscal year; decreased demand for transportation services; U.S. trade relationships; substantial industry competition; disruptions or failures in the Company’s computer systems; cyber and other information security incidents; dependence on key vendors; potential changes in taxes; status of independent contractors; regulatory and legislative changes; regulations focused on diesel emissions and other air quality matters; regulations requiring the purchase and use of zero-emission vehicles; intellectual property; and other operational, financial or legal risks or uncertainties detailed in Landstar’s Form 10-K for the 2023 fiscal year, described in Item 1A “Risk Factors”, in this report or in Landstar’s other Securities and Exchange Commission filings from time to time. These risks and uncertainties could cause actual results or events to differ materially from historical results or those anticipated. Investors should not place undue reliance on such forward-looking statements and the Company undertakes no obligation to publicly update or revise any forward-looking statements.

Introduction

Landstar System, Inc. and its subsidiary, Landstar System Holdings, Inc. (collectively referred to herein with their subsidiaries and other affiliated companies as “Landstar” or the “Company”), is a technology-enabled, asset-light provider of integrated transportation management solutions delivering safe, specialized transportation services to a broad range of customers utilizing a network of agents, third party capacity providers and employees. The Company offers services to its customers across multiple transportation modes, with the ability to arrange for individual shipments of freight to comprehensive third party logistics solutions to meet all of a customer’s transportation needs. Landstar provides services principally throughout the United States and to a lesser extent in Canada and Mexico, and between the United States and Canada, Mexico and other countries around the world. The Company’s services emphasize safety, information coordination and customer service and are delivered through a network of approximately 1,100 independent commission sales agents and over 80,000 third party capacity providers, primarily truck capacity providers, linked together by a series of digital technologies which are provided and coordinated by the Company. The nature of the Company’s business is such that a significant portion of its operating costs varies directly with revenue.

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

The transportation logistics segment provides a wide range of integrated transportation management solutions. Transportation services are provided by Landstar’s “Operating Subsidiaries”: Landstar Ranger, Inc., Landstar Inway, Inc., Landstar Ligon, Inc., Landstar Gemini, Inc., Landstar Transportation Logistics, Inc., Landstar Global Logistics, Inc., Landstar Express America, Inc., Landstar Canada, Inc., Landstar Metro, S.A.P.I. de C.V., and Landstar Blue, LLC. Transportation services offered by the Company include truckload, less-than-truckload and other truck transportation, rail intermodal, air cargo, ocean cargo, expedited ground and air delivery of time-critical freight, heavy-haul/specialized, U.S.-Canada and U.S.-Mexico cross-border, intra-Mexico, intra-Canada, project cargo and customs brokerage. Examples of the industries serviced by the transportation logistics segment include automotive parts and assemblies, consumer durables, building products, metals, chemicals, foodstuffs, heavy machinery, retail, electronics and military equipment. In addition, the transportation logistics segment provides transportation services to other transportation companies, including third party logistics and less-than-truckload service providers. The independent commission sales agents market services provided by the transportation logistics segment. Billings for freight transportation services are typically charged to customers on a per shipment basis for the physical transportation of freight and are referred to as transportation revenue. During the thirteen weeks ended March 30, 2024, revenue generated by BCO Independent Contractors, Truck Brokerage Carriers and railroads represented approximately 39%, 53% and 2%, respectively, of the Company’s consolidated revenue. Collectively, revenue generated by air and ocean cargo carriers represented approximately 5% of the Company’s consolidated revenue in the thirteen-week period ended March 30, 2024.

The insurance segment is comprised of Signature Insurance Company (“Signature”), a wholly owned offshore insurance subsidiary, and Risk Management Claim Services, Inc. The insurance segment provides risk and claims management services to certain of Landstar’s operating subsidiaries. In addition, it reinsures certain risks of the Company’s BCO Independent Contractors and provides certain property and casualty insurance directly to certain of Landstar’s operating subsidiaries. Revenue at the insurance segment represents reinsurance premiums from third party insurance companies that provide insurance programs to BCO Independent Contractors where all or a portion of the risk is ultimately borne by Signature. Revenue at the insurance segment represented approximately 1% of the Company’s consolidated revenue for the thirteen-week period ended March 30, 2024.

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

Revenue

While customer demand, which is subject to overall economic conditions, ultimately drives increases or decreases in revenue, the Company primarily relies on its independent commission sales agents to establish customer relationships and generate revenue opportunities. Management’s emphasis with respect to revenue growth is on revenue generated by independent commission sales agents who on an annual basis generate $1 million or more of Landstar revenue (“Million Dollar Agents”). Management believes future revenue growth is primarily dependent on its ability to increase both the revenue generated by Million Dollar Agents and the number of Million Dollar Agents through a combination of recruiting new agents, increasing the revenue opportunities generated by existing independent commission sales agents and providing its independent commission sales agents with digital technologies they may use to grow revenue and increase efficiencies at their businesses. During the 2023 fiscal year, 524 independent commission sales agents generated $1 million or more of Landstar revenue and thus qualified as Million Dollar Agents. During the 2023 fiscal year, the average revenue generated by a Million Dollar Agent was $9,645,000 and revenue generated by Million Dollar Agents in the aggregate represented 95% of consolidated revenue.

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

	Thirteen Weeks Ended
	March 30, 2024	April 1, 2023
Revenue generated through (in thousands):
Truck transportation
Truckload:
Van equipment	$628,304	$755,083
Unsided/platform equipment	343,045	377,564
Less-than-truckload	25,617	31,558
Other truck transportation (1)	71,966	159,503

Total truck transportation	1,068,932	1,323,708
Rail intermodal	22,695	25,657
Ocean and air cargo carriers	54,074	61,093
Other (2)	25,342	25,217

	$1,171,043	$1,435,675

Revenue on loads hauled via BCO Independent Contractors included in total truck transportation	$452,561	$519,526
Number of loads:
Truck transportation
Truckload:
Van equipment	299,014	331,954
Unsided/platform equipment	117,947	127,572
Less-than-truckload	40,233	46,192
Other truck transportation (1)	33,526	58,062

Total truck transportation	490,720	563,780
Rail intermodal	7,150	7,760
Ocean and air cargo carriers	8,720	8,440

	506,590	579,980

Loads hauled via BCO Independent Contractors included in total truck transportation	208,740	232,550
Revenue per load:
Truck transportation
Truckload:
Van equipment	$2,101	$2,275
Unsided/platform equipment	2,908	2,960
Less-than-truckload	637	683
Other truck transportation (1)	2,147	2,747
Total truck transportation	2,178	2,348
Rail intermodal	3,174	3,306
Ocean and air cargo carriers	6,201	7,239
Revenue per load on loads hauled via BCO Independent Contractors	$2,168	$2,234
Revenue by capacity type (as a % of total revenue):
Truck capacity providers:
BCO Independent Contractors	39%	36%
Truck Brokerage Carriers	53%	56%
Rail intermodal	2%	2%
Ocean and air cargo carriers	5%	4%
Other	2%	2%

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

Expenses

Purchased transportation

Also critical to the Company’s success is its ability to secure capacity, particularly truck capacity, at rates that allow the Company to profitably transport customers’ freight. The following table summarizes the number of available truck capacity providers on the dates indicated:

	March 30, 2024	April 1, 2023
BCO Independent Contractors	8,619	9,996
Truck Brokerage Carriers:
Approved and active (1)	45,919	61,771
Other approved	26,320	30,893

	72,239	92,664

Total available truck capacity providers	80,858	102,660

Trucks provided by BCO Independent Contractors	9,410	10,809

(1)	Active refers to Truck Brokerage Carriers who moved at least one load in the 180 days immediately preceding the fiscal quarter end.

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

Other operating costs, net of gains on asset sales/dispositions

Maintenance costs for Company-provided trailing equipment, the provision for uncollectible advances and other receivables due from BCO Independent Contractors and independent commission sales agents and recruiting and qualification costs for BCO Independent Contractors are the largest components of other operating costs. Also included in other operating costs are trailer rental costs and gains/losses, if any, on sales of Company-owned trailing equipment.

Insurance and claims

With respect to insurance and claims cost, potential liability associated with accidents in the trucking industry is severe and occurrences are unpredictable.

Landstar retains liability through a self-insured retention for commercial trucking claims up to $5 million per occurrence. Effective May 1, 2023, the Company entered into a three year commercial auto liability insurance arrangement for losses incurred between $5 million and $10 million (the “2023 Initial Excess Policy”) with a third party insurance company. For commercial trucking claims incurred on or after May 1, 2023 through April 30, 2026, the 2023 Initial Excess Policy provides for an aggregate deductible of $18 million over the thirty-six month term ending April 30, 2026. After payment of the deductible, the 2023 Initial Excess Policy provides for a limit for a single loss of $5 million, with an aggregate limit of $15 million for the thirty-six month term ending April 30, 2026.

The Company also maintains third party insurance arrangements providing excess coverage for commercial trucking liabilities in excess of $10 million. These third party arrangements provide coverage on a per occurrence or aggregated basis. Over the past decade, there has been a significant increase in the occurrence of trials in courts throughout the United States involving catastrophic injury and fatality claims against commercial motor carriers that have resulted in verdicts in excess of $10 million. Within the transportation logistics industry, these verdicts are often referred to as “Nuclear Verdicts.” The increase in Nuclear Verdicts has had a significant impact on the cost of commercial auto liability claims throughout the United States. Due to the increasing cost of commercial auto liability claims, the availability of excess coverage has significantly decreased, and the pricing associated with such excess coverage, to the extent available, has significantly increased. Since the annual policy year ended April 30, 2020, as compared to the annual policy year ending April 30, 2025, the Company experienced an increase of approximately $22 million, or over 400%, in the premiums charged by third party insurance companies to the Company for excess coverage for commercial trucking liabilities in excess of $10 million.

Moreover, the Company from year to year manages the level of its financial exposure to commercial trucking claims in excess of $10 million, including through the use of additional self-insurance, deductibles, aggregate loss limits, quota shares and other arrangements with third party insurance companies, based on the availability of coverage within certain excess insurance coverage layers and estimated cost differentials between proposed premiums from third party insurance companies and historical and actuarially projected losses experienced by the Company at various levels of excess insurance coverage. For example, with respect to a single hypothetical claim in the amount of $65 million incurred during the annual policy year ending April 30, 2025, the Company would have an aggregate financial exposure of approximately $30 million. Furthermore, the Company’s third party insurance arrangements provide excess coverage up to an uppermost coverage layer, in excess of which the Company retains additional financial exposure. No assurances can be given that the availability of excess coverage for commercial trucking claims will not continue to deteriorate, that the pricing associated with such excess coverage, to the extent available, will not continue to increase, nor that insurance coverage from third party insurers for excess coverage of commercial trucking claims will even be available on commercially reasonable terms at certain levels. Moreover, the occurrence of a Nuclear Verdict, or the settlement of a catastrophic injury and/or fatality claim that could have otherwise resulted in a Nuclear Verdict, could have a material adverse effect on Landstar’s cost of insurance and claims and its results of operations.

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

Selling, general and administrative

During the thirteen-week period ended March 30, 2024, employee compensation and benefits accounted for approximately 68% of the Company’s selling, general and administrative costs. Employee compensation and benefits include wages and employee benefit costs as well as incentive compensation and stock-based compensation expense. Incentive compensation and stock-based compensation expense is highly variable in nature in comparison to wages and employee benefit costs.

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

The reconciliations of gross profit to variable contribution and gross profit margin to variable contribution margin are each presented below:

	Thirteen Weeks Ended
	March 30, 2024	April 1, 2023
Revenue	$1,171,043	$1,435,675
Costs of revenue:
Purchased transportation	905,521	1,101,294
Commissions to agents	97,282	125,675

Variable costs of revenue	1,002,803	1,226,969
Trailing equipment depreciation	6,897	8,369
Information technology costs	5,804	6,751
Insurance-related costs (1)	26,778	28,260
Other operating costs	14,859	12,378

Other costs of revenue	54,338	55,758

Total costs of revenue	1,057,141	1,282,727

Gross profit	$113,902	$152,948

Gross profit margin	9.7%	10.7%
Plus: other costs of revenue	54,338	55,758

Variable contribution	$168,240	$208,706

Variable contribution margin	14.4%	14.5%

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

In general, variable contribution margin on revenue generated by BCO Independent Contractors represents a fixed percentage due to the nature of the contracts that pay a fixed percentage of revenue to both the BCO Independent Contractors and independent commission sales agents. For revenue generated by Truck Brokerage Carriers, variable contribution margin may be either a fixed or variable percentage, depending on the contract with each individual independent commission sales agent. Variable contribution margin on revenue generated from shipments hauled by railroads, air cargo carriers, ocean cargo carriers and Truck Brokerage Carriers, other than those under retention contracts, is variable in nature, as the Company’s contracts with independent commission sales agents provide commissions to agents at a contractually agreed upon percentage of the amount represented by revenue less purchased transportation for these types of shipments. Approximately 44% of the Company’s consolidated revenue in the thirteen-week period ended March 30, 2024 was generated under transactions that pay a fixed percentage of revenue to the third party capacity provider and/or agents while 56% was generated under transactions that pay a variable percentage of revenue to the third party capacity provider and/or agents.

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

	Thirteen Weeks Ended
	March 30, 2024	April 1, 2023
Gross profit	$113,902	$152,948
Operating income	$59,961	$101,284
Operating income as % of gross profit	52.6%	66.2%
Variable contribution	$168,240	$208,706
Operating income	$59,961	$101,284
Operating income as % of variable contribution	35.6%	48.5%

The decrease in operating income as a percentage of gross profit from the 2023 thirteen-week period to the 2024 thirteen-week period resulted from the decrease of operating income at a more rapid percentage rate than the decrease in gross profit, primarily due to the impact of the Company’s fixed cost infrastructure, principally certain components of selling, general and administrative costs, in comparison to a smaller gross profit base.

The decrease in operating income as a percentage of variable contribution from the 2023 thirteen-week period to the 2024 thirteen-week period resulted from the decrease of operating income at a more rapid percentage rate than the decrease in variable contribution, primarily due to the impact of the Company’s fixed cost infrastructure, principally certain components of selling, general and administrative costs, in comparison to a smaller variable contribution base, and the impact of increased other operating costs during the 2024 thirteen-week period.

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

THIRTEEN WEEKS ENDED MARCH 30, 2024 COMPARED TO THIRTEEN WEEKS ENDED APRIL 1, 2023

Revenue for the 2024 thirteen-week period was $1,171,043,000, a decrease of $264,632,000, or 18%, compared to the 2023 thirteen-week period. Transportation revenue decreased $262,314,000, or 19%. The decrease in transportation revenue was attributable to a decreased number of loads hauled of approximately 13% and decreased revenue per load of approximately 7% compared to the 2023 thirteen-week period. Reinsurance premiums were $16,511,000 and $18,829,000 for the 2024 and 2023 thirteen-week periods, respectively. The decrease in revenue from reinsurance premiums was primarily attributable to a decrease in the average number of trucks provided by BCO Independent Contractors in the 2024 thirteen-week period compared to the 2023 thirteen-week period.

Truck transportation revenue generated by BCO Independent Contractors and Truck Brokerage Carriers (together, the “third party truck capacity providers”) for the 2024 thirteen-week period was $1,068,932,000, representing 91% of total revenue, a decrease of $254,776,000, or 19%, compared to the 2023 thirteen-week period. The number of loads hauled by third party truck capacity providers decreased approximately 13% compared to the 2023 thirteen-week period, and revenue per load on loads hauled by third party truck capacity providers decreased approximately 7% in the 2024 thirteen-week period compared to the 2023 thirteen-week period.

The decrease in the number of loads hauled via truck compared to the 2023 thirteen-week period was primarily due to a decrease in demand from the 2023 thirteen-week period for the Company’s van services and power-only services included in other truck transportation services, which tend to be more correlated with U.S. consumer demand. Loads hauled via other truck transportation services decreased 42%, less-than-truckload loadings decreased 13%, loads hauled via van equipment decreased 10% and loads hauled via unsided/platform equipment decreased 8% as compared to the 2023 thirteen-week period.

The decrease in revenue per load on loads hauled via truck was primarily due to a loose truck capacity environment experienced throughout the 2024 thirteen-week period. Revenue per load on loads hauled via other truck transportation services decreased 22%, on loads hauled via van equipment decreased 8%, on less-than-truckload loadings decreased 7% and on loads hauled via unsided/platform equipment decreased 2% as compared to the 2023 thirteen-week period. The decrease in revenue per load on loads hauled via unsided/platform equipment of 2% was favorably impacted by an increase in the percentage of revenue contributed by heavy/specialized equipment, which typically has a higher revenue per load.

Fuel surcharges billed to customers on revenue generated by BCO Independent Contractors are excluded from revenue. Fuel surcharges on Truck Brokerage Carrier revenue identified separately in billings to customers and included as a component of Truck Brokerage Carrier revenue were $30,033,000 and $42,935,000 in the 2024 and 2023 thirteen-week periods, respectively. It should be noted that billings to many customers of the Company’s truck brokerage services include a single all-in rate that do not separately identify fuel surcharges on loads hauled via Truck Brokerage Carriers. Accordingly, the overall impact of changes in fuel prices on revenue and revenue per load on loads hauled via truck is likely to be greater than that indicated.

Transportation revenue generated by rail intermodal, air cargo and ocean cargo carriers (collectively, the “multimode capacity providers”) for the 2024 thirteen-week period was $76,769,000, or 7% of total revenue, a decrease of $9,981,000, or 12%, compared to the 2023 thirteen-week period. Revenue per load on revenue generated by multimode capacity providers decreased approximately 10% in the 2024 thirteen-week period compared to the 2023 thirteen-week period, and the number of loads hauled by multimode capacity providers decreased approximately 2% over the same period. Revenue per load on loads hauled via air, rail intermodal and ocean decreased 58%, 4% and 3%, respectively, during the 2024 thirteen-week period as compared to the 2023 thirteen-week period. The decrease in revenue per load on loads hauled by air cargo carriers was primarily attributable to the impact of high value air loadings at one specific customer during the 2023 thirteen-week period. Revenue per load on revenue generated by multimode capacity providers is influenced by many factors, including revenue mix among the various modes of transportation used, length of haul, complexity of freight, density of freight lanes, fuel costs and availability of capacity. The decrease in the number of loads hauled by multimode capacity providers was due to an 8% decrease in rail loadings and a 3% decrease in air loadings, partially offset by a 6% increase in ocean loadings. The 8% decrease in rail loadings was primarily attributable to decreased loadings at one specific agency. The 3% decrease in air loadings was primarily attributable to decreased loadings at one specific customer. The 6% increase in ocean loadings was broad-based with increases at several customers.

Purchased transportation was 77.3% and 76.7% of revenue in the 2024 and 2023 thirteen-week periods, respectively. The increase in purchased transportation as a percentage of revenue was primarily due to an increased rate of purchased transportation on revenue generated by Truck Brokerage Carriers, partially offset by an increased percentage of revenue generated by BCO Independent Contractors, which typically has a lower rate of purchased transportation than Truck Brokerage Carriers. Commissions to agents were 8.3% and 8.8% of revenue in the 2024 and 2023 thirteen-week periods, respectively. The decrease in commissions to agents as a percentage of revenue was primarily attributable to an increased cost of purchased transportation as a percentage of revenue on revenue generated by Truck Brokerage Carriers.

Investment income was $3,412,000 and $1,368,000 in the 2024 and 2023 thirteen-week periods, respectively. The increase in investment income was attributable to higher average rates of return on investments in the 2024 thirteen-week period and a higher average investment balance held by the insurance segment during the 2024 thirteen-week period.

Other operating costs increased $2,481,000 in the 2024 thirteen-week period compared to the 2023 thirteen-week period. The increase in other operating costs compared to the prior year was primarily due to an increased provision for contractor bad debt and decreased gains on sales of operating property.

Insurance and claims decreased $1,379,000 in the 2024 thirteen-week period compared to the 2023 thirteen-week period. The decrease in insurance and claims expense compared to the prior year was primarily due to decreased net unfavorable development of prior years’ claims in the 2024 thirteen-week period and decreased frequency of trucking accidents during the 2024 thirteen-week period, partially offset by increased severity of current year trucking claims during the 2024 thirteen-week period. During the 2024 and 2023 thirteen-week periods, insurance and claims costs included $1,127,000 and $1,855,000 of net unfavorable adjustments to prior years’ claims estimates, respectively.

Selling, general and administrative costs increased $2,855,000 in the 2024 thirteen-week period compared to the 2023 thirteen-week period. The increase in selling, general and administrative costs compared to prior year was primarily attributable to increased employee benefit costs, primarily attributable to increased medical and pharmacy costs under the self-insured portion of the Company’s medical plan, an increased provision for incentive compensation and the impact of CEO transition costs, partially offset by decreased project consulting fees and a decreased provision for customer bad debt. Included in selling, general and administrative costs was incentive compensation expense of $2,853,000 and $1,421,000 for the 2024 and 2023 thirteen-week periods, respectively.

Depreciation and amortization decreased $1,056,000 in the 2024 thirteen-week period compared to the 2023 thirteen-week period. The decrease in depreciation and amortization expense was primarily due to decreased trailing equipment depreciation, partially offset by increased depreciation on new and updated digital tools deployed for use by the Company’s network of agents, capacity providers and employees.

Net interest and debt income increased $885,000 in the 2024 thirteen-week period compared to the 2023 thirteen-week period. The increase in interest and debt income was primarily attributable to increased interest income earned on cash balances held by the transportation logistics segment and decreased interest expense related to finance lease obligations.

The provisions for income taxes for the 2024 and 2023 thirteen-week periods were based on estimated annual effective income tax rates of 24.5% and 24.4%, respectively, adjusted for discrete events, such as benefits resulting from stock-based awards. The effective income tax rate for the 2024 thirteen-week period was 23.5%. The effective income tax rate was higher than the statutory federal income tax rate of 21% in the 2024 period primarily attributable to state taxes. The effective income tax rate for the 2023 thirteen-week period was 23.3%. The effective income tax rate was higher than the statutory federal income tax rate of 21% in the 2023 period primarily attributable to state taxes.

Net income was $47,096,000, or $1.32 per basic and diluted share, in the 2024 thirteen-week period. Net income was $78,195,000, or $2.17 per basic and diluted share, in the 2023 thirteen-week period.

CAPITAL RESOURCES AND LIQUIDITY

Working capital and the ratio of current assets to current liabilities were $720,696,000 and 2.2 to 1, respectively, at March 30, 2024, compared with $677,517,000 and 2.0 to 1, respectively, at December 30, 2023. Landstar has historically operated with current ratios within the range of 1.5 to 1 to 2.0 to 1. Cash provided by operating activities was $94,208,000 in the 2024 thirteen-week period compared with $139,035,000 in the 2023 thirteen-week period. The decrease in cash flow provided by operating activities was primarily attributable to decreased net income and decreased favorable net working capital impacts in connection with decreased net receivables, defined as accounts receivable less accounts payable.

The Company declared and paid $0.33 per share, or $11,802,000 in the aggregate, in cash dividends during the thirteen-week period ended March 30, 2024 and, during such period, also paid $71,433,000 of dividends payable which were declared in December 2023 and included in current liabilities in the consolidated balance sheet at December 30, 2023. The Company declared and paid $0.30 per share, or $10,806,000 in the aggregate, in cash dividends during the thirteen-week period ended April 1, 2023 and, during such period, also paid $71,854,000 of dividends payable which were declared in December 2022 and included in current liabilities in the consolidated balance sheet at December 31, 2022. During the thirteen-week period ended March 30, 2024, the Company did not purchase any shares of its common stock. During the thirteen-week period ended April 1, 2023, the Company purchased 89,661 shares of its common stock at a total cost of $15,433,000. As of March 30, 2024, the Company may purchase in the aggregate up to 3,000,000 shares of its common stock under its authorized stock purchase programs. Long-term debt, including current maturities, was $65,226,000 at March 30, 2024, $5,914,000 lower than at December 30, 2023.

Shareholders’ equity was $1,017,911,000, or 94% of total capitalization (defined as long-term debt including current maturities plus equity), at March 30, 2024, compared to $983,923,000, or 93% of total capitalization, at December 30, 2023. The increase in shareholders’ equity was primarily the result of net income, partially offset by dividends declared by the Company in the 2024 thirteen-week period.

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

At March 30, 2024, the Company had no borrowings outstanding and $33,492,000 of letters of credit outstanding under the Credit Agreement. At March 30, 2024, there was $266,508,000 available for future borrowings under the Credit Agreement and access to an additional $300,000,000 under the Credit Agreement’s “accordion” feature. In addition, the Company has $77,054,000 in letters of credit outstanding as collateral for insurance claims that are secured by investments totaling $85,615,000 at March 30, 2024. Investments, all of which are carried at fair value, include primarily investment-grade bonds, asset-backed securities and U.S. Treasury obligations having maturities of up to five years. Fair value of investments is based primarily on quoted market prices. See “Notes to Consolidated Financial Statements” included herein for further discussion on measurement of fair value of investments.

Historically, the Company has generated sufficient operating cash flow to meet its debt service requirements, fund continued growth, both organic and through acquisitions, complete or execute share purchases of its common stock under authorized share purchase programs, pay dividends and meet working capital needs. As an asset-light provider of integrated transportation management solutions, the Company’s annual capital requirements for operating property are generally for trailing equipment and information technology hardware and software. In addition, a significant portion of the trailing equipment available to the Company is provided by third party capacity providers, thereby reducing the Company’s capital requirements. During the 2024 thirteen-week period, the Company purchased $9,281,000 of operating property and acquired $1,325,000 of trailing equipment by entering into finance leases. Landstar anticipates acquiring either by purchase or lease financing during the remainder of fiscal year 2024 approximately $84,000,000 in operating property, consisting primarily of new trailing equipment to replace older trailing equipment and information technology equipment.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Landstar provides for the estimated costs of self-insured claims primarily on an actuarial basis. The amount recorded for the estimated liability for claims incurred is based upon the facts and circumstances known on the applicable balance sheet date. The ultimate resolution of these claims may be for an amount greater or less than the amount estimated by management. The Company continually revises its existing claim estimates as new or revised information becomes available on the status of each claim. Historically, the Company has experienced both favorable and unfavorable development of prior years’ claims estimates within its various programs. During the 2024 and

2023 thirteen-week periods, insurance and claims costs included $1,127,000 and $1,855,000 of net unfavorable adjustments to prior years’ claims estimates, respectively. It is reasonably likely that the ultimate outcome of settling all outstanding claims will be more or less than the estimated claims liability at March 30, 2024, primarily due to the inherent difficulty in estimating the severity of commercial trucking claims and the potential judgment or settlement amount that may be incurred in connection with the resolution of such claims.

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

The revolving credit loans under the Credit Agreement as of March 30, 2024, at the option of Landstar, bear interest at (i) a forward-looking term rate based on the secured overnight financing rate plus 0.10% and an applicable margin ranging from 1.25% to 2.00%, or (ii) an alternate base rate plus an applicable margin ranging from 0.25% to 1.00%, in each case with the applicable margin determined based upon the Company’s Leverage Ratio, as defined in the Credit Agreement, at the end of the most recent applicable fiscal quarter for which financial statements have been delivered. The revolving credit facility bears a commitment fee, payable in arrears, of 0.20% to 0.30%, based on the Company’s Leverage Ratio at the end of the most recent applicable fiscal quarter for which financial statements have been delivered. During the entire first quarter of 2024 and as of March 30, 2024 and December 30, 2023, the Company had no borrowings outstanding under the Credit Agreement.

Long-term investments, all of which are available-for-sale and are carried at fair value, include primarily investment-grade bonds and asset-backed securities having maturities of up to five years. Assuming that the long-term portion of investments remains at $85,298,000, the balance at March 30, 2024, a hypothetical increase or decrease in interest rates of 100 basis points would not have a material impact on future earnings on an annualized basis. Short-term investments primarily consist of short-term investment-grade instruments and the current maturities of investment-grade corporate bonds and asset-backed securities. Accordingly, any future interest rate risk on these short-term investments would not be material to the Company’s operating results.

Assets and liabilities of the Company’s Canadian and Mexican operations are translated from their functional currency to U.S. dollars using exchange rates in effect at the balance sheet date and revenue and expense accounts are translated at average monthly exchange rates during the period. Adjustments resulting from the translation process are included in accumulated other comprehensive income. Transactional gains and losses arising from receivable and payable balances, including intercompany balances, in the normal course of business that are denominated in a currency other than the functional currency of the operation are recorded in the statements of income when they occur. The assets held at the Company’s Canadian and Mexican subsidiaries at March 30, 2024 were collectively, as translated to U.S. dollars, less than 3% of total consolidated assets. Accordingly, translation gains or losses of 30% or less related to the Canadian and Mexican operations would not be material.

Item 4. Controls and Procedures

As of the end of the period covered by this quarterly report on Form 10-Q, an evaluation was carried out, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended). Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of March 30, 2024 to provide reasonable assurance that information required to be disclosed by the Company in reports that it filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There were no changes in the Company’s internal control over financial reporting during the first quarter of 2024, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

See Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Legal Matters”

Item 1A. Risk Factors

For a discussion identifying risk factors and other important factors that could cause actual results to differ materially from those anticipated, see the discussions under Part I, Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2023, and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Notes to Consolidated Financial Statements” in this Quarterly Report on Form 10-Q.

There have been no material changes to the Risk Factors described in Part I “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2023 as filed with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Company

The Company did not purchase any shares of its common stock during the period from December 31, 2023 to March 30, 2024, the Company’s first fiscal quarter.

On December 7, 2021, the Landstar System, Inc. Board of Directors authorized the Company to purchase up to 1,912,824 shares of the Company’s common stock from time to time in the open market and in privately negotiated transactions. On December 6, 2022, the Landstar System, Inc. Board of Directors authorized the Company to purchase up to 1,900,826 additional shares of the Company’s common stock from time to time in the open market and in privately negotiated transactions. On December 4, 2023, the Landstar System, Inc. Board of Directors authorized the Company to purchase up to 319,332 additional shares of its common stock from time to time in the open market and in privately negotiated transactions under its share purchase program. As of March 30, 2024, the Company had authorization to purchase in the aggregate up to 3,000,000 shares of its common stock under these programs. No specific expiration date has been assigned to the December 7, 2021, December 6, 2022 or December 4, 2023 authorizations.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the thirteen-week period ended March 30, 2024, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Landstar’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

LANDSTAR SYSTEM, INC.

Date: May 3, 2024	/s/ Frank A. Lonegro
Frank A. Lonegro
President and
Chief Executive Officer

Date: May 3, 2024	/s/ James P. Todd
James P. Todd
Vice President, Chief Financial Officer and Assistant Secretary