Form 10-Q
period 2024-06-29
LANDSTAR SYSTEM INC
filed 2024-07-31
CIK 853816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June
29, 2024
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
of the Exchange Act). Yes ☐ No ☒
The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of the close of business on July 22, 2024 was 35,452,581.

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
10-01
of Regulation
S-X
and do
n
ot include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the twenty-six
weeks ended June 29, 2024 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 28, 2024.
These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s 2023 Annual Report on Form
10-K.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)
(Unaudited)

	June 29, 2024	December 30, 2023

ASSETS
Current Assets
Cash and cash equivalents	$438,062	$481,043
Short-term investments	65,959	59,661
Trade accounts receivable, less allowance of $11,697 and $11,738	724,479	743,762
Other receivables, including advances to independent contractors, less a llowance of $15,974 and $14,010	42,117	43,339
Other current assets	44,568	24,936

Total current assets	1,315,185	1,352,741

Operating property, less accumulated depreciation and amortization of $449,364 and $436,682	285,995	284,300
Goodwill	41,607	42,275
Other assets	112,417	122,530

Total assets	$1,755,204	$1,801,846

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Cash overdraft	$58,358	$61,541
Accounts payable	401,535	395,980
Current maturities of long-term debt	27,980	27,876
Insurance claims	42,677	41,825
Dividends payable	—	71,433
Other current liabilities	75,168	76,569

Total current liabilities	605,718	675,224

Long-term debt, excluding current maturities	45,397	43,264
Insurance claims	59,862	58,922
Deferred income taxes and other noncurrent liabilities	43,415	40,513
Shareholders’ Equity
Common stock, $0.01 par value, authorized 160,000,000 shares, issued 68,553,927 and 68,497,324 shares	686	685
Additional paid-in capital	256,084	254,642
Retained earnings	2,859,786	2,783,645
Cost of 33,102,276 and 32,780,651 shares of common stock in treasury	(2,106,266)	(2,048,184)
Accumulated other comprehensive loss	(9,478)	(6,865)

Total shareholders’ equity	1,000,812	983,923

Total liabilities and shareholders’ equity	$1,755,204	$1,801,846

See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, exc
e
pt per share amounts)
(Unaudited)

	Twenty-Six Weeks Ended		Thirteen Weeks Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Revenue	$2,396,048	$2,809,532	$1,225,005	$1,373,857
Investment income	7,066	3,852	3,654	2,484
Costs and expenses:
Purchased transportation	1,855,579	2,154,491	950,058	1,053,197
Commissions to agents	197,098	248,153	99,816	122,478
Other operating costs, net of gains on asset sales/dispositions	28,994	25,840	14,135	13,462
Insurance and claims	53,432	57,431	27,164	29,784
Selling, general and administrative	111,361	108,096	54,939	54,529
Depreciation and amortization	28,630	30,139	14,488	14,941

Total costs and expenses	2,275,094	2,624,150	1,160,600	1,288,391

Operating income	128,020	189,234	68,059	87,950
Interest and debt (income) expense	(3,286)	(1,033)	(1,675)	(307)

Income before income taxes	131,306	190,267	69,734	88,257
Income taxes	31,586	45,513	17,110	21,698

Net income	$99,720	$144,754	$52,624	$66,559

Basic and diluted earnings per share	$2.79	$4.03	$1.48	$1.85

Average basic and diluted shares outstanding	35,702,000	35,962,000	35,654,000	35,941,000

Dividends per common share	$0.66	$0.60	$0.33	$0.30

See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thou
s
ands)
(Unaudited)

	Twenty-Six Weeks Ended		Thirteen Weeks Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Net income	$99,720	$144,754	$52,624	$66,559
Other comprehensive (loss) income:
Unrealized holding gains (losses) on available-for-sale investments, net of tax expense (benefit) of $204, $214, $112 and ($92)	746	782	410	(338)
Foreign currency translation (losses) gains	(3,359)	3,831	(3,053)	2,120

Other comprehensive (loss) income	(2,613)	4,613	(2,643)	1,782

Comprehensive income	$97,107	$149,367	$49,981	$68,341

See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Twenty-Six Weeks Ended
	June 29, 2024	July 1, 2023
OPERATING ACTIVITIES
Net income	$99,720	$144,754
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,630	30,139
Non-cash interest charges	132	132
Provisions for losses on trade and other accounts receiv a ble	8,840	7,268
Gains on sales/disposals of operating property	(555)	(2,884)
Deferred income taxes, net	1,752	(1,178)
Stock-based compensation	3,616	3,126
Changes in operating assets and liabilities:
Decrease in trade and other accounts receivable	11,665	103,842
Increase in other assets	(17,869)	(20,258)
Increase (decrease) in accounts payable	5,555	(48,684)
Decrease in other liabilities	(935)	(17,820)
Increase (decrease) in insurance claims	1,792	(6,704)

NET CASH PROVIDED BY OPERATING ACTIVITIES	142,343	191,733

INVESTING ACTIVITIES
Sales and maturities of investments	59,791	63,602
Purchases of investments	(56,921)	(55,507)
Purchases of operating property	(16,778)	(12,631)
Proceeds from sales of operating property	3,431	4,582

NET CASH (USED) PROVIDED BY INVESTING ACTIVITIES	(10,477)	46

FINANCING ACTIVITIES
Decrease in cash overdraft	(3,183)	(35,737)
Dividends paid	(95,012)	(93,440)
Proceeds from exercises of stock options	—	28
Taxes paid in lieu of shares issued related to stock-based compensation plans	(3,260)	(9,162)
Purchases of common stock	(56,515)	(15,433)
Principal payments on finance lease obligations	(14,907)	(18,691)

NET CASH USED BY FINANCING ACTIVITIES	(172,877)	(172,435)

Effect of exchange rate changes on cash and cash equivalents	(1,970)	1,603

(Decrease) increase in cash and cash equivalents	(42,981)	20,947
Cash and cash equivalents at beginning of period	481,043	339,581

Cash and cash equivalents at end of period	$438,062	$360,528

See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOL
D
ERS’ EQUITY
Twenty-Six
and Thirteen Weeks Ended June 29, 2024 and July 1, 2023
(Dollars in thousands)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock at Cost		Accumulated Other Comprehensive (Loss) Income	Total
	Shares	Amount			Shares	Amount

Balance December 30, 2023	68,497,324	$685	$254,642	$2,783,645	32,780,651	$(2,048,184)	$(6,865)	$983,923
Net income				47,096				47,096
Dividends ($0.33 per share)				(11,802)				(11,802)
Issuance of stock related to stock-based compensation plans	50,229		(2,174)		4,864	(886)		(3,060)
Stock-based compensation			1,724					1,724
Other comprehensive income							30	30

Balance March 30, 2024	68,547,553	$685	$254,192	$2,818,939	32,785,515	$(2,049,070)	$(6,835)	$1,017,911

Net income				52,624				52,624
Dividends ($0.33 per share)				(11,777)				(11,777)
Purchases of common stock					315,649	(56,995)		(56,995)
Issuance of stock related to stock-based compensation plans	6,374	1			1,112	(201)		(200)
Stock-based compensation			1,892					1,892
Other comprehensive loss							(2,643)	(2,643)

Balance June 29, 2024	68,553,927	$686	$256,084	$2,859,786	33,102,276	$(2,106,266)	$(9,478)	$1,000,812

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock at Cost		Accumulated Other Comprehensive (Loss) Income	Total
	Shares	Amount			Shares	Amount

Balance December 31, 2022	68,382,310	$684	$258,487	$2,635,960	32,455,300	$(1,992,886)	$(15,024)	$887,221
Net income				78,195				78,195
Dividends ($0.30 per share)				(10,806)				(10,806)
Purchases of common stock					89,661	(15,433)		(15,433)
Issuance of stock related to stock-based compensation plans	101,653	1	(7,201)		5,891	(1,008)		(8,208)
Stock-based compensation			1,852					1,852
Other comprehensive income							2,831	2,831

Balance April 1, 2023	68,483,963	$685	$253,138	$2,703,349	32,550,852	$(2,009,327)	$(12,193)	$935,652

Net income				66,559				66,559
Dividends ($0.30 per share)				(10,780)				(10,780)
Issuance of stock related to stock-based compensation plans	13,361		(926)					(926)
Stock-based compensation			1,274					1,274
Other comprehensive income							1,782	1,782

Balance July 1, 2023	68,497,324	$685	$253,486	$2,759,128	32,550,852	$(2,009,327)	$(10,411)	$993,561

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
(1) Significant Accounting Policies
Revenue from Contracts with Customers – Disaggregation of Revenue
The following table summarizes (i) the percentage of consolidated revenue generated by mode of transportation and (ii) the total amount of truck transportation revenue hauled by BCO Independent C
o
ntractors and Truck Brokerage Carriers generated by equipmen
t t
ype during the
twenty-six-week
and thirteen-week periods ended June 29, 2024 and July 1, 2023 (dollars in thousands):

	Twenty-Six Weeks Ended		Thirteen Weeks Ended
Mode	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Truck – BCO Independent Contractors	38%	37%	38%	38%
Truck – Truck Brokerage Carriers	52%	55%	52%	53%
Rail intermodal	2%	2%	2%	2%
Ocean and air cargo carriers	5%	5%	6%	5%
Truck Equipment Type
Van equipment	$1,247,244	$1,458,124	$618,940	$703,041
Unsided/platform equipment	$723,995	$772,336	$380,950	$394,772
Less-than-truckload	$53,707	$62,673	$28,090	$31,115
Other truck transportation (1)	$149,675	$277,520	$77,709	$118,017

(1)
Includes power-only, expedited, straight truck, cargo van, and miscellaneous other truck transportation revenue generated by the transportation logistics segment. Power-only refers to shipments where the Company furnishes a power unit and an operator but not trailing equipment, which is typically provided by the shipper or consignee.

(2) Share-based Payment Arrangements
As

of June 29, 2024, the Company has an employee equity incentive plan, the 2011 equity incentive plan (the “2011 EIP”). The Company also has a stock compensation plan for members of its Board of Directors, the 2022 Directors Stock Compensation Plan (the “2022 DSCP”). 6,000,000 shares of the Company’s common stock were authorized for issuance under the 2011 EIP and 200,000 shares of the Company’s common stock were authorized for issuance under the 2022 DSCP. The 2011 EIP and 2022 DSCP are each referred to herein as a “Plan,” and, collectively, as the “Plans.” Amounts recognized in the financial statements with respect to these Plans are as follows (in thousands):

	Twenty-Six Weeks Ended		Thirteen Weeks Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Total cost of the Plans during the period	$3,616	$3,126	$1,892	$1,274
Amount of related income tax benefit recognized during the period	(1,684)	(3,592)	(532)	(841)

Net cost of the Plans during the period	$1,932	$(466)	$1,360	$433

Included
in income tax benefits recognized in the
twenty-six-week
periods ended June 29, 2024 and July 1, 2023 were excess tax benefits from stock-based awards of $799,000 and $2,825,000, respectively.
As of June 29, 2024, there were 181,450 shares of the Company’s common stock reserved for issuance under the 2022 DSCP and 2,753,140 shares of the Company’s common stock reserved for issuance under the 2011 EIP.
Restricted Stock Units
The following table summarizes information regarding the Company’s outstanding restricted stock unit (“RSU”) awards with either a performance condition or a market condition under the Plans:

	Number of RSUs	Weighted Average Grant Date Fair Value
Outstanding at December 30, 2023	132,722	$138.93
Granted	102,522	$138.84
Vested shares	(36,249)	$131.10
Forfeited	(4,415)	$155.00

Outstanding at June 29, 2024	194,580	$139.98

During the
twenty-six-week
period ended June 29, 2024, the Company granted RSUs with a performance condition and RSUs with a market condition, as further described below. Outstanding RSUs at both December 30, 2023 and June 29, 2024 include RSUs with a performance condition and RSUs with a market condition, as further described below and in the Company’s 2023 Annual Report on Form
10-K.
RSUs with a performance condition granted on February 2, 2024 may vest on January 31 of 2027, 2028 and 2029 based on growth in operating income and pre-tax
income per diluted share from continuing operations as compared to the results from the 2023 fiscal year.
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

The
Company recognized approximately $1,315,000 and $1,294,000 of share-based compensation expense related to RSU awards in the twenty-six-week
periods ended June 29, 2024 and July 1, 2023, respectively. As of June 29, 2024, there was a maximum of $47.8 million of total unrecognized compensation cost related to RSU awards granted under the Plans with an expected average remaining life of approximately 3.8 years. With respect to RSU awards with a performance condition, the amount of future compensation expense to be recognized will be determined based on future operating results.
Non-vested
Restricted Stock and Deferred Stock Units
The following table summarizes information regarding the Company’s outstanding shares of non-vested
restricted stock and Deferred Stock Units (defined below) under the Plans:

	Number of Shares and Deferred Stock Units	Weighted Average Grant Date Fair Value
Non-vested at December 30, 2023	46,348	$158.38
Granted	31,525	$187.08
Vested	(25,126)	$151.31
Forfeited	(295)	$169.89

Non-vested at June 29, 2024	52,452	$178.95

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
As of June 29, 2024, there was $7,368,000 of total unrecognized compensation cost related to non-vested
shares of restricted stock and Deferred Stock Units granted under the Plans. The unrecognized compensation cost related to these non-vested
shares of restricted stock and Deferred Stock Units is expected to be recognized over a weighted average period of 1.9 years.
Stock Options
The Company had no issued and outstanding vested or unvested stock options or unrecognized compensation costs related to non-vested
stock options granted under the Plans as of December 30, 2023
o
r
June 29, 2024. The total intrinsic value of stock options exercised during the twenty-six-week
period ended July 1, 2023 was $218,000.
(3) Income Taxes
The provisions for income taxes for the 2024 and 2023
twenty-six-week
periods were based on estimated annual effective income tax rates of 24.5% and 24.4%, respectively, adjusted for discrete events, such as benefits resulting from stock-based awards. The effective income tax rate for the 2024 twenty-six-week
period was 24.1%. The effective income tax rate was higher than the statutory federal income tax rate of 21% in the 2024 period primarily attributable to state taxes. The effective income tax rate for the 2023 twenty-six-week
period was 23.9%. The effective income tax rate was higher than the statutory federal income tax rate of 21% in the 2023 period primarily attributable to state taxes.
(4) Earnings Per Share
Basic earnings per common share are based on the weighted average number of shares outstanding, which includes outstanding non-vested
restricted stock and outstanding Deferred Stock Units. Diluted earnings per share are based on the weighted average number of common shares outstanding plus the incremental shares that would have been outstanding upon the assumed exercise of all dilutive stock options. For each of the twenty-six-week
and thirteen-week periods ended June 29, 2024 and July 1, 2023, the weighted-average number of common shares outstanding is the same for purposes of the calculations of both basic and diluted earnings per share. During and as of the
twenty-six-week
period ended June 29, 2024, there were
no
outstanding stock options issued by the Company. For the
twenty-six-week
period ended July 1, 2023, the impact on earnings per share of future compensation expense related to outstanding, unvested time-based awards was greater than the incremental impact of outstanding dilutive stock options, and would therefore have an anti-dilutive effect on earnings per share if included in the calculation of earnings per share. Accordingly, the Company had no reconciling items between the average number of common shares outstanding used to calculate basic earnings per common share and the average number of common shares and common share equivalents outstanding used to calculate diluted earnings per share during each of the 2024 and 2023 twenty-six-week
and thirteen-week periods.
Outstanding RSUs were excluded from the calculation of diluted earnings per share for all periods because the performance metric requirements or market condition for vesting had not been satisfied.
(5) Additional Cash Flow Information
During
the 2024
twenty-six-week
period, Landstar paid income taxes and interest of $28,096,000 and $1,628,000, respectively. During the 2023 twenty-six-week
period, Landstar paid income taxes and interest of $47,818,000 and $1,957,000, respectively. Landstar acquired operating property by entering into finance leases in the amount of $17,144,000 in the 2024 twenty-six-week
period. Landstar did not acquire any operating property by entering into finance leases in the 2023 twenty-six-week
period. During the 2024
twenty-six-week
period, the Company purchased its common stock at a total cost of $56,995,000, including $56,515,000 in cash purchases and accrued excise tax of $480,000, which is included in other current liabilities in the consolidated balance sheet at June 29, 2024.
(6) Segment Information
The following table summarizes information about the Company’s reportable business segments as of and for the twenty-six-week
and thirteen-week periods ended June 29, 2024 and July 1, 2023 (in thousands):

	Twenty-Six Weeks Ended
	June 29, 2024			July 1, 2023
	Transportation Logistics	Insurance	Total	Transportation Logistics	Insurance	Total
External revenue	$2,363,607	$32,441	$2,396,048	$2,772,439	$37,093	$2,809,532
Internal revenue		53,346	53,346		52,178	52,178
Investment income		7,066	7,066		3,852	3,852
Operating income	93,452	34,568	128,020	158,853	30,381	189,234
Expenditures on long-lived assets	16,778		16,778	12,631		12,631
Goodwill	41,607		41,607	42,166		42,166

	Thirteen Weeks Ended
	June 29, 2024			July 1, 2023
	Transportation Logistics	Insurance	Total	Transportation Logistics	Insurance	Total
External revenue	$1,209,075	$15,930	$1,225,005	$1,355,593	$18,264	$1,373,857
Internal revenue		41,277	41,277		40,217	40,217
Investment income		3,654	3,654		2,484	2,484
Operating income	50,771	17,288	68,059	72,691	15,259	87,950
Expenditures on long-lived assets	7,497		7,497	6,398		6,398
In the
twenty-six-week
periods ended June 29, 2024 and July 1, 2023, no single customer accounted for more than 10% of the Company’s consolidated revenue.

(7) Other Comprehensive Income
The following table presents the components of and changes in accumulated other comprehensive (loss) income, net of related income taxes, as of and for the twenty-six-week
period ended June 29, 2024 (in thousands):

	Unrealized Holding (Losses) Gains on Available-for-Sale Securities	Foreign Currency Translation	Total
Balance as of December 30, 2023	$(5,010)	$(1,855)	$(6,865)
Other comprehensive income (loss)	746	(3,359)	(2,613)

Balance as of June 29, 2024	$(4,264)	$(5,214)	$(9,478)

Amounts reclassified from accumulated other comprehensive income to investment income due to the realization of previously unrealized gains and losses in the accompanying consolidated statements of income were not significant for the twenty-six-week
period ended June 29, 2024.
(8) Investments
Investments include primarily investment-grade corporate bonds, asset-backed securities, commercial paper and U.S. treasury obligations having maturities of up to five years (the “bond portfolio”) and money market investments. Investments in the bond portfolio are reported as available-for-sale
and are carried at fair value. Investments maturing less than one year from the balance sheet date are included in short-term investments and investments maturing more than one year from the balance sheet date are included in other assets in the consolidated balance sheets. Management performs an analysis of the nature of the unrealized losses on available-for-sale
investments to determine whether an allowance for credit loss is necessary. Unrealized losses, representing the excess of the purchase price of an investment over its fair value as of the end of a period, considered to be a result of credit-related factors, are to be included as a charge in the statement of income, while unrealized losses considered to be a result of non-credit-related
factors are to be included as a component of shareholders’ equity. Investments whose values are based on quoted market prices in active markets are classified within Level 1. Investments that trade in markets that are not considered to be active, but are valued based on quoted market prices, are classified within Level 2. As Level 2 investments include positions that are not traded in active markets, valuations may be adjusted to reflect illiquidity and/or non-transferability,
which are generally based on available market information. Any transfers between levels are recognized as of the beginning of any reporting period. Fair value of the bond portfolio was determined using Level 1 inputs related to U.S. Treasury obligations and money market investments and Level 2 inputs related to investment-grade corporate bonds, asset-backed securities, commercial paper and direct obligations of government agencies. Unrealized losses, net of unrealized gains, on the investments in the bond portfolio were $5,432,000 and $6,382,000 at June 29, 2024 and December 30, 2023, respectively.

The amortized cost and fair values of
available-for-sale
investments are as follows at June 29, 2024 and December 30, 2023 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

June 29, 2024
Money market investments	$20,194	$—	$—	$20,194
Asset-backed securities	17,897	2	2,014	15,885
Corporate bonds, commercial paper and direct obligations of government agencies	115,907	103	3,515	112,495
U.S. Treasury obligations	1,249	—	8	1,241

Total	$155,247	$105	$5,537	$149,815

December 30, 2023
Money market investments	$16,832	$—	$—	$16,832
Asset-backed securities	16,543	—	2,236	14,307
Corporate bonds, commercial paper and direct obligations of government agencies	118,481	279	4,384	114,376
U.S. Treasury obligations	6,287	2	43	6,246

Total	$158,143	$281	$6,663	$151,761

For those
available-for-sale
investments with unrealized losses at June 29, 2024 and December 30, 2023, the following table summarizes the duration of the unrealized loss (in thousands):

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

June 29, 2024
Asset-backed securities	$1,986	$1	$13,029	$2,013	$15,015	$2,014
Corporate bonds, commercial paper, and direct obligations of government agencies	22,497	126	69,774	3,389	92,271	3,515
U.S. Treasury obligations	—	—	1,241	8	1,241	8

Total	$24,483	$127	$84,044	$5,410	$108,527	$5,537

December 30, 2023
Asset-backed securities	$—	$—	$14,307	$2,236	$14,307	$2,236
Corporate bonds, commercial paper, and direct obligations of government agencies	3,506	42	86,841	4,342	90,347	4,384
U.S. Treasury obligations	—	—	2,305	43	2,305	43

Total	$3,506	$42	$103,453	$6,621	$106,959	$6,663

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
The components of lease cost for finance leases and operating leases for the twenty-six
weeks ended June 29, 2024 were (in thousands):

Finance leases:
Amortization of right-of-use assets	$8,345
Interest on lease liability	1,104

Total finance lease cost	9,449
Operating leases:
Lease cost	1,984
Variable lease cost	—
Sublease income	(2,791)

Total net operating lease income	(807)

Total net lease cost	$8,642

A summary of the lease classification on the Company’s consolidated balance sheet as of June 29, 2024 is as follows (in thousands):
Assets:

Operating lease right-of-use assets	Other assets	$1,252
Finance lease assets	Operating property, less accumulated depreciation and amortization	108,739

Total lease assets		$109,991

Liabilities:
The following table reconciles the undiscounted cash flows for the finance and operating leases to the finance and operating lease liabilities recorded on the balance sheet at June 29, 2024 (in thousands):

	Finance Leases	Operating Leases

2024 Remainder	$16,149	$405
2025	27,346	517
2026	19,445	212
2027	9,057	174
2028	4,956	49
Thereafter	1,836	—

Total future minimum lease payments	78,789	1,357
Less amount representing interest (1.6% to 6.5%)	5,412	105

Present value of minimum lease payments	$73,377	$1,252

Current maturities of long-term debt	27,980
Long-term debt, excluding current maturities	45,397
Other current liabilities		719
Deferred income taxes and other noncurrent liabilities		533
The weighted average remaining lease term and the weighted average discount rate for finance and operating leases as of June 29, 2024 were:

	Finance Leases	Operating Leases
Weighted average remaining lease term (years)	3.1	2.5
Weighted average discount rate	4.0%	6.5%
(10) Debt
Other

than the finance lease obligations as presented on the consolidated balance sheets, the Company had no outstanding debt as of June 29, 2024 and December 30, 2023.
On

July 1, 2022
, Landstar entered into a second amended and restated credit agreement with a bank syndicate led by JPMorgan Chase Bank, N.A., as administrative agent (
as further amended as of June 21, 2024,
the “Credit Agreement”). The Credit Agreement, which matures July 1, 2027, provides for borrowing capacity in the form of a revolving credit facility of $
300,000,000
, $
45,000,000
of which may be utilized in the form of letters of credit. The Credit Agreement also includes an “accordion” feature providing for a possible increase of up to an aggregate amount of borrowing capacity of $
600,000,000
. As of June 29, 2024, the Company had
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
(11) Commitments and Contingencies
Short-term investments include $65,959,000 in current maturities of investments held by the Company’s insurance segment at June 29, 2024. The non-current
portion of the bond portfolio of $83,856,000 is included in other assets. The short-term investments, together with $20,295,000 of non-current
investments, provide collateral for the $77,629,000 of letters of credit issued to guarantee payment of insurance claims. As of June 29, 2024, Landstar also had $35,025,000 of additional letters of credit outstanding under the Company’s Credit Agreement.
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
Accounting Standards Issued But Not Yet Adopted
In November 2023, the FASB issued ASU
2023-07,
Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures
(“ASU
2023-07”),
which expands disclosures about a public entity’s reportable segments and requires more enhanced information about a reportable segment’s expenses, interim segment profit or loss, and how a public entity’s chief operating decision maker uses reported segment profit or loss information in assessing segment performance and allocating resources. ASU
2023-07
is effective for annual periods beginning after December 15, 2023. The Company expects ASU
2023-07
to impact only its disclosures with no impacts to its financial condition, results of operations or cash flows.
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
Item 2. Management’s Discussion and Analysis of Financial Condition and Re
s
ults of Oper
ati
ons
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

Introduction

Landstar System, Inc. and its subsidiary, Landstar System Holdings, Inc. (collectively referred to herein with their subsidiaries and other affiliated companies as “Landstar” or the “Company”), is a technology-enabled, asset-light provider of integrated transportation management solutions delivering safe, specialized transportation services to a broad range of customers utilizing a network of agents, third party capacity providers and employees. The Company offers services to its customers across multiple transportation modes, with the ability to arrange for individual shipments of freight to comprehensive third party logistics solutions to meet all of a customer’s transportation needs. Landstar provides services principally throughout the United States and to a lesser extent in Canada and Mexico, and between the United States and Canada, Mexico and other countries around the world. The Company’s services emphasize safety, information coordination and customer service and are delivered through a network of approximately 1,100 independent commission sales agents and over 79,000 third party capacity providers, primarily truck capacity providers, linked together by a series of digital technologies which are provided and coordinated by the Company. The nature of the Company’s business is such that a significant portion of its operating costs varies directly with revenue.

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

The transportation logistics segment provides a wide range of integrated transportation management solutions. Transportation services are provided by Landstar’s “Operating Subsidiaries”: Landstar Ranger, Inc., Landstar Inway, Inc., Landstar Ligon, Inc., Landstar Gemini, Inc., Landstar Transportation Logistics, Inc., Landstar Global Logistics, Inc., Landstar Express America, Inc., Landstar Canada, Inc., Landstar Metro, S.A.P.I. de C.V., and Landstar Blue, LLC. Transportation services offered by the Company include truckload, less-than-truckload and other truck transportation, rail intermodal, air cargo, ocean cargo, expedited ground and air delivery of time-critical freight, heavy-haul/specialized, U.S.-Canada and U.S.-Mexico cross-border, intra-Mexico, intra-Canada, project cargo and customs brokerage. Examples of the industries serviced by the transportation logistics segment include automotive parts and assemblies, consumer durables, building products, metals, chemicals, foodstuffs, heavy machinery, retail, electronics and military equipment. In addition, the transportation logistics segment provides transportation services to other transportation companies, including third party logistics and less-

than-truckload service providers. The independent commission sales agents market services provided by the transportation logistics segment. Billings for freight transportation services are typically charged to customers on a per shipment basis for the physical transportation of freight and are referred to as transportation revenue. During the twenty-six weeks ended June 29, 2024, revenue generated by BCO Independent Contractors, Truck Brokerage Carriers and railroads represented approximately 38%, 52% and 2%, respectively, of the Company’s consolidated revenue. Collectively, revenue generated by air and ocean cargo carriers represented approximately 5% of the Company’s consolidated revenue in the twenty-six-week period ended June 29, 2024.

The insurance segment is comprised of Signature Insurance Company (“Signature”), a wholly owned offshore insurance subsidiary, and Risk Management Claim Services, Inc. The insurance segment provides risk and claims management services to certain of Landstar’s operating subsidiaries. In addition, it reinsures certain risks of the Company’s BCO Independent Contractors and provides certain property and casualty insurance directly to certain of Landstar’s operating subsidiaries. Revenue at the insurance segment represents reinsurance premiums from third party insurance companies that provide insurance programs to BCO Independent Contractors where all or a portion of the risk is ultimately borne by Signature. Revenue at the insurance segment represented approximately 1% of the Company’s consolidated revenue for the twenty-six-week period ended June 29, 2024.

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

	Twenty-Six Weeks Ended		Thirteen Weeks Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Revenue generated through (in thousands):
Truck transportation
Truckload:
Van equipment	$1,247,244	$1,458,124	$618,940	$703,041
Unsided/platform equipment	723,995	772,336	380,950	394,772
Less-than-truckload	53,707	62,673	28,090	31,115
Other truck transportation (1)	149,675	277,520	77,709	118,017

Total truck transportation	2,174,621	2,570,653	1,105,689	1,246,945
Rail intermodal	45,002	50,889	22,307	25,232
Ocean and air cargo carriers	125,380	136,534	71,306	75,441
Other (2)	51,045	51,456	25,703	26,239

	$2,396,048	$2,809,532	$1,225,005	$1,373,857

Revenue on loads hauled via BCO Independent Contractors included in total truck transportation	$918,071	$1,034,881	$465,510	$515,355
Number of loads:
Truck transportation
Truckload:
Van equipment	599,973	655,036	300,959	323,082
Unsided/platform equipment	244,407	263,185	126,460	135,613
Less-than-truckload	82,850	93,066	42,617	46,874
Other truck transportation (1)	71,440	110,373	37,914	52,311

Total truck transportation	998,670	1,121,660	507,950	557,880
Rail intermodal	14,380	15,390	7,230	7,630
Ocean and air cargo carriers	17,240	16,750	8,520	8,310

	1,030,290	1,153,800	523,700	573,820

Loads hauled via BCO Independent Contractors included in total truck transportation	422,300	463,910	213,560	231,360
Revenue per load:
Truck transportation
Truckload:
Van equipment	$2,079	$2,226	$2,057	$2,176
Unsided/platform equipment	2,962	2,935	3,012	2,911
Less-than-truckload	648	673	659	664
Other truck transportation (1)	2,095	2,514	2,050	2,256
Total truck transportation	2,178	2,292	2,177	2,235
Rail intermodal	3,129	3,307	3,085	3,307
Ocean and air cargo carriers	7,273	8,151	8,369	9,078
Revenue per load on loads hauled via BCO Independent Contractors	$2,174	$2,231	$2,180	$2,228
Revenue by capacity type (as a % of total revenue):
Truck capacity providers:
BCO Independent Contractors	38%	37%	38%	38%
Truck Brokerage Carriers	52%	55%	52%	53%
Rail intermodal	2%	2%	2%	2%
Ocean and air cargo carriers	5%	5%	6%	5%
Other	2%	2%	2%	2%

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

Expenses

Purchased transportation

Also critical to the Company’s success is its ability to secure capacity, particularly truck capacity, at rates that allow the Company to profitably transport customers’ freight. The following table summarizes the number of available truck capacity providers on the dates indicated:

	June 29, 2024	July 1, 2023
BCO Independent Contractors	8,385	9,748
Truck Brokerage Carriers:
Approved and active (1)	45,382	58,303
Other approved	25,450	29,503

	70,832	87,806

Total available truck capacity providers	79,217	97,554

Trucks provided by BCO Independent Contractors	9,180	10,548

(1)	Active refers to Truck Brokerage Carriers who moved at least one load in the 180 days immediately preceding the fiscal quarter end.

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

Landstar retains liability through a self-insured retention for commercial trucking claims up to $5 million per occurrence. Effective May 1, 2023, the Company entered into a three year commercial auto liability insurance arrangement for losses incurred between $5 million and $10 million (the “2023 Initial Excess Policy”) with a third party insurance company. For commercial trucking claims incurred on or after May 1, 2023 through April 30, 2026, the 2023 Initial Excess Policy provides for an aggregate deductible of $18 million over the thirty-six-month term ending April 30, 2026. After payment of the deductible, the 2023 Initial Excess Policy provides for a limit for a single loss of $5 million, with an aggregate limit of $15 million for the thirty-six-month term ending April 30, 2026.

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

Selling, general and administrative

During the twenty-six-week period ended June 29, 2024, employee compensation and benefits accounted for approximately 64% of the Company’s selling, general and administrative costs. Employee compensation and benefits include wages and employee benefit costs as well as incentive compensation and stock-based compensation expense. Incentive compensation and stock-based compensation expense is highly variable in nature in comparison to wages and employee benefit costs.

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

The reconciliations of gross profit to variable contribution and gross profit margin to variable contribution margin are each presented below:

	Twenty-Six Weeks Ended		Thirteen Weeks Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Revenue	$2,396,048	$2,809,532	$1,225,005	$1,373,857
Costs of revenue:
Purchased transportation	1,855,579	2,154,491	950,058	1,053,197
Commissions to agents	197,098	248,153	99,816	122,478

Variable costs of revenue	2,052,677	2,402,644	1,049,874	1,175,675
Trailing equipment depreciation	13,834	16,519	6,937	8,150
Information technology costs	11,986	13,493	6,182	6,742
Insurance-related costs (1)	54,659	58,382	27,881	30,122
Other operating costs	28,994	25,840	14,135	13,462

Other costs of revenue	109,473	114,234	55,135	58,476

Total costs of revenue	2,162,150	2,516,878	1,105,009	1,234,151

Gross profit	$233,898	$292,654	$119,996	$139,706

Gross profit margin	9.8%	10.4%	9.8%	10.2%
Plus: other costs of revenue	109,473	114,234	55,135	58,476

Variable contribution	$343,371	$406,888	$175,131	$198,182

Variable contribution margin	14.3%	14.5%	14.3%	14.4%

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

In general, variable contribution margin on revenue generated by BCO Independent Contractors represents a fixed percentage due to the nature of the contracts that pay a fixed percentage of revenue to both the BCO Independent Contractors and independent commission sales agents. For revenue generated by Truck Brokerage Carriers, variable contribution margin may be either a fixed or variable percentage, depending on the contract with each individual independent commission sales agent. Variable contribution margin on revenue generated from shipments hauled by railroads, air cargo carriers, ocean cargo carriers and Truck Brokerage Carriers, other than those under retention contracts, is variable in nature, as the Company’s contracts with independent commission sales agents provide commissions to agents at a contractually agreed upon percentage of the amount represented by revenue less purchased transportation for these types of shipments. Approximately 43% of the Company’s consolidated revenue in the twenty-six-week period ended June 29, 2024 was generated under transactions that pay a fixed percentage of revenue to the third party capacity provider and/or agents while 57% was generated under transactions that pay a variable percentage of revenue to the third party capacity provider and/or agents.

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

	Twenty-Six Weeks Ended		Thirteen Weeks Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Gross profit	$233,898	$292,654	$119,996	$139,706
Operating income	$128,020	$189,234	$68,059	$87,950
Operating income as % of gross profit	54.7%	64.7%	56.7%	63.0%
Variable contribution	$343,371	$406,888	$175,131	$198,182
Operating income	$128,020	$189,234	$68,059	$87,950
Operating income as % of variable contribution	37.3%	46.5%	38.9%	44.4%

The decrease in operating income as a percentage of gross profit from the 2023 twenty-six-week period to the 2024 twenty-six-week period and from the 2023 thirteen-week period to the 2024 thirteen-week period resulted from the decrease of operating income at a more rapid percentage rate than the decrease in gross profit, primarily due to the impact of the Company’s fixed cost infrastructure, principally certain components of selling, general and administrative costs, in comparison to a smaller gross profit base.

The decrease in operating income as a percentage of variable contribution from the 2023 twenty-six-week period to the 2024 twenty-six-week period and from the 2023 thirteen-week period to the 2024 thirteen-week period resulted from the decrease of operating income at a more rapid percentage rate than the decrease in variable contribution, primarily due to the impact of the Company’s fixed cost infrastructure, principally certain components of selling, general and administrative costs, in comparison to a smaller variable contribution base, and the impact of increased other operating costs.

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

TWENTY-SIX WEEKS ENDED JUNE 29, 2024 COMPARED TO TWENTY-SIX WEEKS ENDED JULY 1, 2023

Revenue for the 2024 twenty-six-week period was $2,396,048,000, a decrease of $413,484,000, or 15%, compared to the 2023 twenty-six-week period. Transportation revenue decreased $408,832,000, or 15%. The decrease in transportation revenue was attributable to a decreased number of loads hauled of approximately 11% and decreased revenue per load of approximately 5% compared to the 2023 twenty-six-week period. Reinsurance premiums were $32,441,000 and $37,093,000 for the 2024 and 2023 twenty-six-week periods, respectively. The decrease in revenue from reinsurance premiums was primarily attributable to a decrease in the average number of trucks provided by BCO Independent Contractors in the 2024 twenty-six-week period compared to the 2023 twenty-six-week period.

Truck transportation revenue generated by BCO Independent Contractors and Truck Brokerage Carriers (together, the “third party truck capacity providers”) for the 2024 twenty-six-week period was $2,174,621,000, representing 91% of total revenue, a decrease of $396,032,000, or 15%, compared to the 2023 twenty-six-week period. The number of loads hauled by third party truck capacity providers decreased approximately 11% compared to the 2023 twenty-six-week period, and revenue per load on loads hauled by third party truck capacity providers decreased approximately 5% in the 2024 twenty-six-week period compared to the 2023 twenty-six-week period.

The decrease in the number of loads hauled via truck compared to the 2023 twenty-six-week period was primarily due to a broad-based decrease in demand for the Company’s truck transportation services. Loads hauled via other truck transportation services decreased 35%, less-than-truckload loadings decreased 11%, loads hauled via van equipment decreased 8% and loads hauled via unsided/platform equipment decreased 7% as compared to the 2023 twenty-six-week period.

The decrease in revenue per load on loads hauled via truck was primarily due to a softer freight demand environment experienced throughout the 2024 twenty-six-week period. Revenue per load on loads hauled via other truck transportation services decreased 17%, on loads hauled via van equipment decreased 7% and on less-than-truckload loadings decreased 4%, while revenue per load on loads hauled via unsided/platform equipment increased 1% as compared to the 2023 twenty-six-week period. The increase in revenue per load on loads hauled via unsided/platform equipment of 1% was favorably impacted by an increase in the percentage of revenue contributed by heavy/specialized equipment, which typically has a higher revenue per load.

Fuel surcharges billed to customers on revenue generated by BCO Independent Contractors are excluded from revenue. Fuel surcharges on Truck Brokerage Carrier revenue identified separately in billings to customers and included as a component of Truck Brokerage Carrier revenue were $60,302,000 and $79,295,000 in the 2024 and 2023 twenty-six-week periods, respectively. It should be noted that billings to many customers of the Company’s truck brokerage services include a single all-in rate that do not separately identify fuel surcharges on loads hauled via Truck Brokerage Carriers. Accordingly, the overall impact of changes in fuel prices on revenue and revenue per load on loads hauled via truck is likely to be greater than that indicated.

Transportation revenue generated by rail intermodal, air cargo and ocean cargo carriers (collectively, the “multimode capacity providers”) for the 2024 twenty-six-week period was $170,382,000, or 7% of total revenue, a decrease of $17,041,000, or 9%, compared to the 2023 twenty-six-week period. Revenue per load on revenue generated by multimode capacity providers decreased approximately 8% in the 2024 twenty-six-week period compared to the 2023 twenty-six-week period, and the number of loads hauled by multimode capacity providers decreased approximately 2% over the same period. Revenue per load on loads hauled via air and rail intermodal decreased 61% and 5% respectively, while revenue per load on loads hauled via ocean increased 2%, during the 2024 twenty-six-week period as compared to the 2023 twenty-six-week period. The decrease in revenue per load on loads hauled by air cargo carriers was primarily attributable to the impact of high value air loadings at one specific customer during the 2023 twenty-six-week period. Revenue per load on revenue generated by multimode capacity providers is influenced by many factors, including revenue mix among the various modes of transportation used, length of haul, complexity of freight, density of freight lanes, fuel costs and availability of capacity. The decrease in the number of loads hauled by multimode capacity providers was due to a 7% decrease in rail loadings and a 4% decrease in air loadings, partially offset by a 6% increase in ocean loadings. The 7% decrease in rail loadings was primarily attributable to decreased loadings at two specific agencies. The 4% decrease in air loadings was primarily attributable to decreased loadings at two specific customers. The 6% increase in ocean loadings was broad-based with increases at several customers.

Purchased transportation was 77.4% and 76.7% of revenue in the 2024 and 2023 twenty-six-week periods, respectively. The increase in purchased transportation as a percentage of revenue was primarily due to an increased rate of purchased transportation on revenue generated by Truck Brokerage Carriers, partially offset by an increased percentage of revenue generated by BCO Independent Contractors, which typically has a lower rate of purchased transportation than Truck Brokerage Carriers. Commissions to agents were 8.2% and 8.8% of revenue in the 2024 and 2023 twenty-six-week periods, respectively. The decrease in commissions to agents as a percentage of revenue was primarily attributable to an increased cost of purchased transportation as a percentage of revenue on revenue generated by Truck Brokerage Carriers.

Investment income was $7,066,000 and $3,852,000 in the 2024 and 2023 twenty-six-week periods, respectively. The increase in investment income was attributable to higher average rates of return on investments in the 2024 twenty-six-week period and a higher average investment balance held by the insurance segment during the 2024 twenty-six-week period.

Other operating costs increased $3,154,000 in the 2024 twenty-six-week period compared to the 2023 twenty-six-week period. The increase in other operating costs compared to the prior year was primarily due to decreased gains on sales of operating property and an increased provision for contractor bad debt.

Insurance and claims decreased $3,999,000 in the 2024 twenty-six-week period compared to the 2023 twenty-six-week period. The decrease in insurance and claims expense compared to the prior year was primarily due to decreased net unfavorable development of prior years’ claims in the 2024 twenty-six-week period, decreased BCO miles traveled and decreased severity of trucking accidents during the 2024 twenty-six-week period. During the 2024 and 2023 twenty-six-week periods, insurance and claims costs included $2,116,000 and $2,831,000 of net unfavorable adjustments to prior years’ claims estimates, respectively.

Selling, general and administrative costs increased $3,265,000 in the 2024 twenty-six-week period compared to the 2023 twenty-six-week period. The increase in selling, general and administrative costs compared to prior year was primarily attributable to increased employee benefit costs, primarily attributable to increased medical and pharmacy costs under the self-insured portion of the Company’s medical plan, the impact of CEO transition costs and an increased provision for incentive compensation, partially offset by decreased project consulting fees. Included in selling, general and administrative costs was incentive compensation expense of $1,455,000 and $323,000 for the 2024 and 2023 twenty-six-week periods, respectively.

Depreciation and amortization decreased $1,509,000 in the 2024 twenty-six-week period compared to the 2023 twenty-six-week period. The decrease in depreciation and amortization expense was primarily due to decreased trailing equipment depreciation, partially offset by increased depreciation on new and updated digital tools deployed for use by the Company’s network of agents, capacity providers and employees.

Net interest and debt income increased $2,253,000 in the 2024 twenty-six-week period compared to the 2023 twenty-six-week period. The increase in interest and debt income was primarily attributable to increased interest income earned on cash balances held by the transportation logistics segment and decreased interest expense related to finance lease obligations.

The provisions for income taxes for the 2024 and 2023 twenty-six-week periods were based on estimated annual effective income tax rates of 24.5% and 24.4%, respectively, adjusted for discrete events, such as benefits resulting from stock-based awards. The effective income tax rate for the 2024 twenty-six-week period was 24.1%. The effective income tax rate was higher than the statutory federal income tax rate of 21% in the 2024 period primarily attributable to state taxes. The effective income tax rate for the 2023 twenty-six-week period was 23.9%. The effective income tax rate was higher than the statutory federal income tax rate of 21% in the 2023 period primarily attributable to state taxes.

Net income was $99,720,000, or $2.79 per basic and diluted share, in the 2024 twenty-six-week period. Net income was $144,754,000, or $4.03 per basic and diluted share, in the 2023 twenty-six-week period.

THIRTEEN WEEKS ENDED JUNE 29, 2024 COMPARED TO THIRTEEN WEEKS ENDED JULY 1, 2023

Revenue for the 2024 thirteen-week period was $1,225,005,000, a decrease of $148,852,000, or 11%, compared to the 2023 thirteen-week period. Transportation revenue decreased $146,518,000, or 11%. The decrease in transportation revenue was attributable to a decreased number of loads hauled of approximately 9% and decreased revenue per load of approximately 2% compared to the 2023 thirteen-week period. Reinsurance premiums were $15,930,000 and $18,264,000 for the 2024 and 2023 thirteen-week periods, respectively. The decrease in revenue from reinsurance premiums was primarily attributable to a decrease in the average number of trucks provided by BCO Independent Contractors in the 2024 thirteen-week period compared to the 2023 thirteen-week period.

Truck transportation revenue generated by third party truck capacity providers for the 2024 thirteen-week period was $1,105,689,000, representing 90% of total revenue, a decrease of $141,256,000, or 11%, compared to the 2023 thirteen-week period. The number of loads hauled by third party truck capacity providers decreased approximately 9% compared to the 2023 thirteen-week period, and revenue per load on loads hauled by third party truck capacity providers decreased approximately 3% in the 2024 thirteen-week period compared to the 2023 thirteen-week period.

The decrease in the number of loads hauled via truck compared to the 2023 thirteen-week period was primarily due to a broad-based decrease in demand for the Company’s truck transportation services. Loads hauled via other truck transportation services decreased 28%, less-than-truckload loadings decreased 9%, loads hauled via van equipment decreased 7% and loads hauled via unsided/platform equipment decreased 7% as compared to the 2023 thirteen-week period.

The decrease in revenue per load on loads hauled via truck was primarily due to a softer freight demand environment experienced throughout the 2024 thirteen-week period. Revenue per load on loads hauled via other truck transportation services decreased 9%, on loads hauled via van equipment decreased 5% and on less-than-truckload loadings decreased 1%, while revenue per load on loads hauled via unsided/platform equipment increased 3% as compared to the 2023 thirteen-week period. The increase in revenue per load on loads hauled via unsided/platform equipment of 3% was favorably impacted by an increase in the percentage of revenue contributed by heavy/specialized equipment, which typically has a higher revenue per load.

Fuel surcharges billed to customers on revenue generated by BCO Independent Contractors are excluded from revenue. Fuel surcharges on Truck Brokerage Carrier revenue identified separately in billings to customers and included as a component of Truck Brokerage Carrier revenue were $30,269,000 and $36,360,000 in the 2024 and 2023 thirteen-week periods, respectively.

Transportation revenue generated by multimode capacity providers for the 2024 thirteen-week period was $93,613,000, or 8% of total revenue, a decrease of $7,060,000, or 7%, compared to the 2023 thirteen-week period. Revenue per load on revenue generated by multimode capacity providers decreased approximately 6% in the 2024 thirteen-week period compared to the 2023 thirteen-week period, and the number of loads hauled by multimode capacity providers decreased approximately 1% over the same period. Revenue per load on loads hauled via air and rail intermodal decreased 62% and 7%, respectively, while revenue per load on loads hauled via ocean increased 6%, during the 2024 thirteen-week period as compared to the 2023 thirteen-week period. The decrease in revenue per load on loads hauled by air cargo carriers was primarily attributable to the impact of high value air loadings at one specific customer during the 2023 thirteen-week period. Revenue per load on revenue generated by multimode capacity providers is influenced by many factors, including revenue mix among the various modes of transportation used, length of haul, complexity of freight, density of freight lanes, fuel costs and availability of capacity. The decrease in the number of loads hauled by multimode capacity providers was due to a 5% decrease in rail loadings and a 5% decrease in air loadings, partially offset by a 6% increase in ocean loadings. The 5% decrease in rail loadings was primarily attributable to decreased loadings at two specific agencies. The 5% decrease in air loadings was primarily attributable to decreased loadings at one specific customer. The 6% increase in ocean loadings was primarily attributable to increased loadings at one specific customer.

Purchased transportation was 77.6% and 76.7% of revenue in the 2024 and 2023 thirteen-week periods, respectively. The increase in purchased transportation as a percentage of revenue was primarily due to an increased rate of purchased transportation on revenue generated by Truck Brokerage Carriers. Commissions to agents were 8.1% and 8.9% of revenue in the 2024 and 2023 thirteen-week periods, respectively. The decrease in commissions to agents as a percentage of revenue was primarily attributable to an increased cost of purchased transportation as a percentage of revenue on revenue generated by Truck Brokerage Carriers.

Investment income was $3,654,000 and $2,484,000 in the 2024 and 2023 thirteen-week periods, respectively. The increase in investment income was attributable to higher average rates of return on investments in the 2024 thirteen-week period and a higher average investment balance held by the insurance segment during the 2024 thirteen-week period.

Other operating costs increased $673,000 in the 2024 thirteen-week period compared to the 2023 thirteen-week period. The increase in other operating costs compared to the prior year was primarily due to decreased gains on sales of operating property.

Insurance and claims decreased $2,620,000 in the 2024 thirteen-week period compared to the 2023 thirteen-week period. The decrease in insurance and claims expense compared to the prior year was primarily due to decreased severity of current year trucking claims and decreased BCO miles traveled during the 2024 thirteen-week period.

Selling, general and administrative costs increased $410,000 in the 2024 thirteen-week period compared to the 2023 thirteen-week period. The increase in selling, general and administrative costs compared to prior year was primarily attributable to increased employee benefit costs, primarily attributable to increased medical and pharmacy costs under the self-insured portion of the Company’s medical plan, an increased provision for customer bad debt and increased stock-based compensation expense, partially offset by decreased project consulting fees and decreased event-related expenses. Included in selling, general and administrative costs was stock-based compensation expense of $1,892,000 and $1,274,000 for the 2024 and 2023 thirteen-week periods, respectively.

Depreciation and amortization decreased $453,000 in the 2024 thirteen-week period compared to the 2023 thirteen-week period. The decrease in depreciation and amortization expense was primarily due to decreased trailing equipment depreciation, partially offset by increased depreciation on new and updated digital tools deployed for use by the Company’s network of agents, capacity providers and employees.

Net interest and debt income increased $1,368,000 in the 2024 thirteen-week period compared to the 2023 thirteen-week period. The increase in interest and debt income was primarily attributable to increased interest income earned on cash balances held by the transportation logistics segment and decreased interest expense related to finance lease obligations.

The provisions for income taxes for the 2024 and 2023 thirteen-week periods were based on estimated annual effective income tax rates of 24.5% and 24.4%, respectively, adjusted for discrete events, such as benefits resulting from stock-based awards. The effective income tax rate for the 2024 thirteen-week period was 24.5%. The effective income tax rate was higher than the statutory federal income tax rate of 21% in the 2024 period primarily attributable to state taxes. The effective income tax rate for the 2023 thirteen-week period was 24.6%. The effective income tax rate was higher than the statutory federal income tax rate of 21% in the 2023 period primarily attributable to state taxes.

Net income was $52,624,000, or $1.48 per basic and diluted share, in the 2024 thirteen-week period. Net income was $66,559,000, or $1.85 per basic and diluted share, in the 2023 thirteen-week period.

CAPITAL RESOURCES AND LIQUIDITY

Working capital and the ratio of current assets to current liabilities were $709,467,000 and 2.2 to 1, respectively, at June 29, 2024, compared with $677,517,000 and 2.0 to 1, respectively, at December 30, 2023. Landstar has historically operated with current ratios within the range of 1.5 to 1 to 2.0 to 1. Cash provided by operating activities was $142,343,000 in the 2024 twenty-six-week period compared with $191,733,000 in the 2023 twenty-six-week period. The decrease in cash flow provided by operating activities was primarily attributable to decreased net income.

The Company declared and paid $0.66 per share, or $23,579,000 in the aggregate, in cash dividends during the twenty-six-week period ended June 29, 2024 and, during such period, also paid $71,433,000 of dividends payable which were declared in December 2023 and included in current liabilities in the consolidated balance sheet at December 30, 2023. The Company declared and paid $0.60 per share, or $21,586,000 in the aggregate, in cash dividends during the twenty-six-week period ended July 1, 2023 and, during such period, also paid $71,854,000 of dividends payable which were declared in December 2022 and included in current liabilities in the consolidated balance sheet at December 31, 2022. During the twenty-six-week period ended June 29, 2024, the Company purchased 315,649 shares of its common stock at a total cost of $56,995,000, including $56,515,000 in cash purchases and accrued excise tax of $480,000, which is included in other current liabilities in the consolidated balance sheet at June 29, 2024. During the twenty-six-week period ended July 1, 2023, the Company purchased 89,661 shares of its common stock at a total cost of $15,433,000. As of June 29, 2024, the Company may purchase in the aggregate up to 2,684,351 shares of its common stock under its authorized stock purchase programs. Long-term debt, including current maturities, was $73,377,000 at June 29, 2024, $2,237,000 higher than at December 30, 2023.

Shareholders’ equity was $1,000,812,000, or 93% of total capitalization (defined as long-term debt including current maturities plus equity), at June 29, 2024, compared to $983,923,000, or 93% of total capitalization, at December 30, 2023. The increase in shareholders’ equity was primarily the result of net income, partially offset by purchases of shares of the Company’s common stock and dividends declared by the Company in the 2024 twenty-six-week period.

On July 1, 2022, Landstar entered into a second amended and restated credit agreement with a bank syndicate led by JPMorgan Chase Bank, N.A., as administrative agent (as further amended as of June 21, 2024, the “Credit Agreement”). The Credit Agreement, which matures July 1, 2027, provides for borrowing capacity in the form of a revolving credit facility of $300,000,000, $45,000,000 of which may be utilized in the form of letters of credit. The Credit Agreement also includes an “accordion” feature providing for a possible increase of up to an aggregate amount of borrowing capacity of $600,000,000.

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

At June 29, 2024, the Company had no borrowings outstanding and $35,025,000 of letters of credit outstanding under the Credit Agreement. At June 29, 2024, there was $264,975,000 available for future borrowings under the Credit Agreement and access to an additional $300,000,000 under the Credit Agreement’s “accordion” feature. In addition, the Company has $77,629,000 in letters of credit outstanding as collateral for insurance claims that are secured by investments totaling $86,254,000 at June 29, 2024. Investments, all of which are carried at fair value, include primarily investment-grade bonds, asset-backed securities, commercial paper and U.S. Treasury obligations having maturities of up to five years. Fair value of investments is based primarily on quoted market prices. See “Notes to Consolidated Financial Statements” included herein for further discussion on measurement of fair value of investments.

Historically, the Company has generated sufficient operating cash flow to meet its debt service requirements, fund continued growth, both organic and through acquisitions, complete or execute share purchases of its common stock under authorized share purchase programs, pay dividends and meet working capital needs. As an asset-light provider of integrated transportation management solutions, the Company’s annual capital requirements for operating property are generally for trailing equipment and information technology hardware and software. In addition, a significant portion of the trailing equipment available to the Company is provided by third party capacity providers, thereby reducing the Company’s capital requirements. During the 2024 twenty-six-week period, the Company purchased $16,778,000 of operating property and acquired $17,144,000 of trailing equipment by entering into finance leases. Landstar anticipates acquiring either by purchase or lease financing during the remainder of fiscal year 2024 approximately $60,000,000 in operating property, consisting primarily of new trailing equipment to replace older trailing equipment and information technology hardware and software.

Management believes that cash flow from operations combined with the Company’s borrowing capacity under the Credit Agreement will be adequate to meet Landstar’s debt service requirements, fund continued growth, both internal and through acquisitions, pay dividends, complete the authorized share purchase programs and meet working capital needs.

LEGAL MATTERS

The Company is involved in certain claims and pending litigation arising from the normal conduct of business. Many of these claims are covered in whole or in part by insurance. Based on knowledge of the facts and, in certain cases, opinions of outside counsel, management believes that adequate provisions have been made for probable and estimable losses with respect to the resolution of all such claims and pending litigation and that the ultimate outcome, after provisions therefor, will not have a material adverse effect on the financial condition of the Company, but could have a material effect on the results of operations in a given quarter or year.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Landstar provides for the estimated costs of self-insured claims primarily on an actuarial basis. The amount recorded for the estimated liability for claims incurred is based upon the facts and circumstances known on the applicable balance sheet date. The ultimate resolution of these claims may be for an amount greater or less than the amount estimated by management. The Company continually revises its existing claim estimates as new or revised information becomes available on the status of each claim. Historically, the Company has experienced both favorable and unfavorable development of prior years’ claims estimates within its various programs. During the 2024 and 2023 twenty-six-week periods, insurance and claims costs included $2,116,000 and $2,831,000 of net unfavorable adjustments to prior years’ claims estimates, respectively. It is reasonably likely that the ultimate outcome of settling all outstanding claims will be more or less than the estimated claims liability at June 29, 2024, primarily due to the inherent difficulty in estimating the severity of commercial trucking claims and the potential judgment or settlement amount that may be incurred in connection with the resolution of such claims.

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

On July 1, 2022, Landstar entered into the Second Amended and Restated Credit Agreement (as further amended as of June 21, 2024, the “Credit Agreement”) with a bank syndicate led by JPMorgan Chase Bank, N.A., as administrative agent. The Credit Agreement, which matures July 1, 2027, provides for borrowing capacity in the form of a revolving credit facility of $300,000,000, $45,000,000 of which may be utilized in the form of letters of credit. The Credit Agreement also includes an “accordion” feature providing for a possible increase of up to an aggregate amount of borrowing capacity of $600,000,000.

The revolving credit loans under the Credit Agreement as of June 29, 2024, at the option of Landstar, bear interest at (i) a forward-looking term rate based on the secured overnight financing rate plus 0.10% and an applicable margin ranging from 1.25% to 2.00%, or (ii) an alternate base rate plus an applicable margin ranging from 0.25% to 1.00%, in each case with the applicable margin determined based upon the Company’s Leverage Ratio, as defined in the Credit Agreement, at the end of the most recent applicable fiscal quarter for which financial statements have been delivered. The revolving credit facility bears a commitment fee, payable in arrears, of 0.20% to 0.30%, based on the Company’s Leverage Ratio at the end of the most recent applicable fiscal quarter for which financial statements have been delivered. During the entire second quarter of 2024 and as of June 29, 2024 and December 30, 2023, the Company had no borrowings outstanding under the Credit Agreement.

Long-term investments, all of which are available-for-sale and are carried at fair value, include primarily investment-grade bonds and asset-backed securities having maturities of up to five years. Assuming that the long-term portion of investments remains at $83,856,000, the balance at June 29, 2024, a hypothetical increase or decrease in interest rates of 100 basis points would not have a material impact on future earnings on an annualized basis. Short-term investments primarily consist of short-term investment-grade instruments and the current maturities of investment-grade corporate bonds and asset-backed securities. Accordingly, any future interest rate risk on these short-term investments would not be material to the Company’s operating results.

Assets and liabilities of the Company’s Canadian and Mexican operations are translated from their functional currency to U.S. dollars using exchange rates in effect at the balance sheet date and revenue and expense accounts are translated at average monthly exchange rates during the period. Adjustments resulting from the translation process are included in accumulated other comprehensive income. Transactional gains and losses arising from receivable and payable balances, including intercompany balances, in the normal course of business that are denominated in a currency other than the functional currency of the operation are recorded in the statements of income when they occur. The assets held at the Company’s Canadian and Mexican subsidiaries at June 29, 2024 were collectively, as translated to U.S. dollars, less than 3% of total consolidated assets. Accordingly, translation gains or losses of approximately 30% or less related to the Canadian and Mexican operations would not be material.

Item 4. Controls and Procedures

As of the end of the period covered by this quarterly report on Form 10-Q, an evaluation was carried out, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended). Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of June 29, 2024 to provide reasonable assurance that information required to be disclosed by the Company in reports that it filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There were no changes in the Company’s internal control over financial reporting during the second quarter of 2024, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Company
The following table provides information regarding the Company’s purchase of its Common Stock during the period from March 31, 2024 to June 29, 2024, the Company’s second fiscal quarter:

			Total Number of Share	Maximum Number of
			Shares Purchased as	Shares That May Yet
	Total Number of	Average Price	Part of Publicly	Be Purchased Under
Fiscal Period	Shares Purchased	Paid Per Share (1)	Announced Programs	the Programs
March 30, 2024				3,000,000
Mar. 31, 2024 – Apr. 27, 2024	—	$—	—	3,000,000
Apr. 28, 2024 – May 25, 2024	120,141	178.99	120,141	2,879,859
May 26, 2024 – Jun. 29, 2024	195,508	179.08	195,508	2,684,351

Total	315,649	$179.04	315,649

(1)	The average price paid per share does not include the 1% excise tax on net stock repurchases, as applicable.
On December 7, 2021, the Landstar System, Inc. Board of
Directors
authorized the Company to purchase up to 1,912,824 shares of the Company’s common stock from time to time in the open market and in privately negotiated transactions. On December 6, 2022, the Landstar System, Inc. Board of Directors authorized the Company to purchase up to 1,900,826 additional shares of the Company’s common stock from time to time in the open market and in privately negotiated transactions. On December 4, 2023, the Landstar System, Inc. Board of Directors authorized the Company to purchase up to 319,332 additional shares of its common stock from time to time in the open market and in privately negotiated transactions under its share purchase program. As of June 29, 2024, the Company had authorization to purchase in the aggregate up to 2,684,351 shares of its common stock under these programs. No specific expiration date has been assigned to the December 7, 2021, December 6, 2022 or December 4, 2023 authorizations.
Dividends
Landstar entered into the Second Amended and Restated Credit Agreement, dated July 1, 2022, with a bank syndicate led by JPMorgan Chase Bank, N.A., as administrative agent (as further amended as of June 21, 2024, the “Credit Agreement”). The Credit Agreement provides for a restriction on cash dividends and other distributions to stockholders on the Company’s capital stock in the event there is a default under the Credit Agreement. In addition, the Credit Agreement, under certain circumstances, limits the amount of such cash dividends and other distributions to stockholders to the extent that, after giving effect to any payment made to effect such cash dividend or other distribution, the Leverage Ratio, as defined in the Credit Agreement, would exceed 2.5 to 1 on a pro forma basis as of the end of the Company’s most recently completed fiscal quarter.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the thirteen-week period ended June 29, 2024, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Landstar’s securities that was intended to satisfy the affirmative defense conditions of Rule
10b5-1(c)
or any
“non-Rule
10b5-1
trading arrangement.”
Item 6. Exhibits
The exhibits listed on the Exhibit Index are furnished as part of this quarterly report on Form
10-Q.

EXHIBIT INDEX

Registrant’s Commission File No.: 0-21238

Exhibit No.	Description

(10)	Material Contracts

10.1*	First Amendment to Second Amended and Restated Credit Agreement, dated as of June 21, 2024, among Landstar System Holdings, Inc., the Company, the lenders named therein, and JPMorgan Chase Bank, N.A. as Administrative Agent (including exhibits and schedules thereto).

(31)	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.1*	Chief Executive Officer certification, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Chief Financial Officer certification, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.1**	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LANDSTAR SYSTEM, INC.

Date: July 31, 2024	/s/ Frank A. Lonegro
Frank A. Lonegro
President and Chief Executive Officer

Date: July 31, 2024	/s/ James P. Todd
James P. Todd
Vice President, Chief Financial Officer and Assistant Secretary