Form 10-Q
period 2024-09-28
LANDSTAR SYSTEM INC
filed 2024-10-30
CIK 853816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September
28, 2024
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
of the Exchange Act). Yes ☐ No ☒
The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of the close of business on October 21, 2024 was 35,331,173.

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
10-01
of Regulation
S-X
and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the thirty-nine weeks ended September 28, 2024 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 28, 2024.
These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s 2023 Annual Report on Form
10-K.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)
(Unaudited)

	September 28, 2024	December 30, 2023
ASSETS
Current Assets
Cash and cash equivalents	$468,830	$481,043
Short-term investments	62,451	59,661
Trade accounts receivable, less allowance of $12,134 and $11,738	694,633	743,762
Other receivables, including advances to independent contractors, less allowance of $16,759 and $14,010	51,533	43,339
Other current assets	33,947	24,936

Total current assets	1,311,394	1,352,741

Operating property, less accumulated depreciation and amortization of $456,770 and $436,682	289,248	284,300
Goodwill	41,122	42,275
Other assets	115,491	122,530

Total assets	$1,757,255	$1,801,846

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Cash overdraft	$50,746	$61,541
Accounts payable	397,908	395,980
Current maturities of long-term debt	27,672	27,876
Insurance claims	43,370	41,825
Dividends payable	—	71,433
Contractor escrow	30,244	28,498
Other current liabilities	42,712	48,071

Total current liabilities	592,652	675,224

Long-term debt, excluding current maturities	44,834	43,264
Insurance claims	59,861	58,922
Deferred income taxes and other noncurrent liabilities	43,990	40,513
Shareholders’ Equity
Common stock, $0.01 par value, authorized 160,000,000 shares, issued 68,559,269 and 68,497,324 shares	686	685
Additional paid-in capital	255,398	254,642
Retained earnings	2,897,073	2,783,645
Cost of 33,228,096 and 32,780,651 shares of common stock in treasury	(2,128,684)	(2,048,184)
Accumulated other comprehensive loss	(8,555)	(6,865)

Total shareholders’ equity	1,015,918	983,923

Total liabilities and shareholders’ equity	$1,757,255	$1,801,846

See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share amounts)
(Unaudited)

	Thirty-Nine Weeks Ended		Thirteen Weeks Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023

Revenue	$3,609,915	$4,098,877	$1,213,867	$1,289,345
Investment income	10,988	6,874	3,922	3,022
Costs and expenses:
Purchased transportation	2,799,384	3,141,234	943,805	986,743
Commissions to agents	295,801	363,397	98,703	115,244
Other operating costs, net of gains on asset sales/dispositions	44,138	40,998	15,144	15,158
Insurance and claims	83,830	86,971	30,398	29,540
Selling, general and administrative	162,613	159,071	51,252	50,975
Depreciation and amortization	44,001	44,498	15,371	14,359

Total costs and expenses	3,429,767	3,836,169	1,154,673	1,212,019

Operating income	191,136	269,582	63,116	80,348
Interest and debt (income) expense	(4,455)	(2,079)	(1,169)	(1,046)

Income before income taxes	195,591	271,661	64,285	81,394
Income taxes	45,838	65,254	14,252	19,741

Net income	$149,753	$206,407	$50,033	61,653

Basic and diluted earnings per share	$4.21	$5.74	$1.41	$1.71

Average basic and diluted shares outstanding	35,608,000	35,958,000	35,420,000	35,951,000

Dividends per common share	$1.02	$0.93	$0.36	$0.33

See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(Unaudited)

	Thirty-Nine Weeks Ended		Thirteen Weeks Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023

Net income	$149,753	$206,407	$50,033	$61,653
Other comprehensive (loss) income:
Unrealized holding gains on available-for-sale investments, net of tax expense of $828, $263, $624 and $49	3,023	958	2,277	176
Foreign currency translation (losses) gains	(4,713)	2,337	(1,354)	(1,494)

Other comprehensive (loss) income	(1,690)	3,295	923	(1,318)

Comprehensive income	$148,063	$209,702	$50,956	$60,335

See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Thirty-Nine Weeks Ended
	September 28, 2024	September 30, 2023

OPERATING ACTIVITIES
Net income	$149,753	$206,407
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	44,001	44,498
Non-cash interest charges	198	198
Provisions for losses on trade and other accounts receivable	13,058	10,509
Gains on sales/disposals of operating property	(1,204)	(3,846)
Deferred income taxes, net	(4,359)	(5,595)
Stock-based compensation	3,573	4,270
Changes in operating assets and liabilities:
Decrease in trade and other accounts receivable	27,877	145,655
Increase in other assets	(7,884)	(13,115)
Increase (decrease) in accounts payable	727	(62,652)
Decrease in other liabilities	(2,785)	(15,734)
Increase (decrease) in insurance claims	2,484	(6,810)

NET CASH PROVIDED BY OPERATING ACTIVITIES	225,439	303,785

INVESTING ACTIVITIES
Sales and maturities of investments	81,072	93,326
Purchases of investments	(74,297)	(86,115)
Purchases of operating property	(24,256)	(15,394)
Proceeds from sales of operating property	6,265	6,631

NET CASH USED BY INVESTING ACTIVITIES	(11,216)	(1,552)

FINANCING ACTIVITIES
Decrease in cash overdraft	(10,795)	(44,886)
Dividends paid	(107,758)	(105,302)
Proceeds from exercises of stock options	—	28
Taxes paid in lieu of shares issued related to stock-based compensation plans	(3,928)	(9,186)
Purchases of common stock	(78,697)	(15,433)
Principal payments on finance lease obligations	(22,872)	(28,017)

NET CASH USED BY FINANCING ACTIVITIES	(224,050)	(202,796)

Effect of exchange rate changes on cash and cash equivalents	(2,386)	643

(Decrease) increase in cash and cash equivalents	(12,213)	100,080
Cash and cash equivalents at beginning of period	481,043	339,581

Cash and cash equivalents at end of period	$468,830	$439,661

See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Thirty-Nine and Thirteen Weeks Ended September 28, 2024 and September 30, 2023
(Dollars in thousands)
(Unaudited)

	Common Stock		Additional Paid-In	Retained	Treasury Stock at Cost		Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	(Loss) Income	Total

Balance December 30, 2023	68,497,324	$685	$254,642	$2,783,645	32,780,651	$(2,048,184)	$(6,865)	$983,923
Net income				47,096				47,096
Dividends ($0.33 per share)				(11,802)				(11,802)
Issuance of stock related to stock-based compensation plans	50,229		(2,174)		4,864	(886)		(3,060)
Stock-based compensation			1,724					1,724
Other comprehensive income							30	30

Balance March 30, 2024	68,547,553	$685	$254,192	$2,818,939	32,785,515	$(2,049,070)	$(6,835)	$1,017,911

Net income				52,624				52,624
Dividends ($0.33 per share)				(11,777)				(11,777)
Purchases of common stock					315,649	(56,995)		(56,995)
Issuance of stock related to stock-based compensation plans	6,374	1			1,112	(201)		(200)
Stock-based compensation			1,892					1,892
Other comprehensive loss							(2,643)	(2,643)

Balance June 29, 2024	68,553,927	$686	$256,084	$2,859,786	33,102,276	$(2,106,266)	$(9,478)	$1,000,812

Net income				50,033				50,033
Dividends ($0.36 per share)				(12,746)				(12,746)
Purchases of common stock					121,270	(22,393)		(22,393)
Issuance of stock related to stock-based compensation plans	5,342		(643)		4,550	(25)		(668)
Stock-based compensation			(43)					(43)
Other comprehensive income							923	923

Balance September 28, 2024	68,559,269	$686	$255,398	$2,897,073	33,228,096	$(2,128,684)	$(8,555)	$1,015,918

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock at Cost		Accumulated Other Comprehensive (Loss) Income	Total
	Shares	Amount			Shares	Amount

Balance December 31, 2022	68,382,310	$684	$258,487	$2,635,960	32,455,300	$(1,992,886)	$(15,024)	$887,221
Net income				78,195				78,195
Dividends ($0.30 per share)				(10,806)				(10,806)
Purchases of common stock					89,661	(15,433)		(15,433)
Issuance of stock related to stock-based compensation plans	101,653	1	(7,201)		5,891	(1,008)		(8,208)
Stock-based compensation			1,852					1,852
Other comprehensive income							2,831	2,831

Balance April 1, 2023	68,483,963	$685	$253,138	$2,703,349	32,550,852	$(2,009,327)	$(12,193)	$935,652

Net income				66,559				66,559
Dividends ($0.30 per share)				(10,780)				(10,780)
Issuance of stock related to stock-based compensation plans	13,361		(926)					(926)
Stock-based compensation			1,274					1,274
Other comprehensive income							1,782	1,782

Balance July 1, 2023	68,497,324	$685	$253,486	$2,759,128	32,550,852	$(2,009,327)	$(10,411)	$993,561

Net income				61,653				61,653
Dividends ($0.33 per share)				(11,862)				(11,862)
Issuance of stock related to stock-based compensation plans					128	(24)		(24)
Stock-based compensation			1,144					1,144
Other comprehensive loss							(1,318)	(1,318)

Balance September 30, 2023	68,497,324	$685	$254,630	$2,808,919	32,550,980	$(2,009,351)	$(11,729)	$1,043,154

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
(1) Significant Accounting Policies
Revenue from Contracts with Customers – Disaggregation of Revenue
The following table summarizes (i) the percentage of consolidated revenue generated by mode of transportation and (ii) the total amount of truck transportation revenue hauled by BCO Independent Contractors and Truck Brokerage Carriers generated by equipment type during the thirty-nine-week and thirteen-week periods ended September 28, 2024 and September 30, 2023 (dollars in thousands):

	Thirty-Nine Weeks Ended		Thirteen Weeks Ended
Mode	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023

Truck – BCO Independent Contractors	38%	38%	38%	39%
Truck – Truck Brokerage Carriers	52%	54%	52%	52%
Rail intermodal	2%	2%	2%	2%
Ocean and air cargo carriers	6%	5%	6%	5%
Truck Equipment Type
Van equipment	$1,851,237	$2,123,693	$603,993	$665,569
Unsided/platform equipment	$1,093,753	$1,150,483	$369,758	$378,147
Less-than-truckload	$77,902	$90,770	$24,195	$28,097
Other truck transportation (1)	$242,853	$379,471	$93,178	$101,951

(1)
Includes power-only, expedited, straight truck, cargo van, and miscellaneous other truck transportation revenue generated by the transportation logistics segment. Power-only refers to shipments where the Company furnishes a power unit and an operator but not trailing equipment, which is typically provided by the shipper or consignee.

(2) Share-based Payment Arrangements
As
of September 28, 2024, the Company has an employee equity incentive plan, the 2011 equity incentive plan (the “2011 EIP”). The Company also has a stock compensation plan for members of its Board of Directors, the 2022 Directors Stock Compensation Plan (the “2022 DSCP”). 6,000,000 shares of the Company’s common stock were authorized for issuance under the 2011 EIP and 200,000 shares of the Company’s common stock were authorized for issuance under the 2022 DSCP. The 2011 EIP and 2022 DSCP are each referred to herein as a “Plan,” and, collectively, as the “Plans.” Amounts recognized in the financial statements with respect to these Plans are as follows (in thousands):

	Thirty-Nine Weeks Ended		Thirteen Weeks Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Total cost of the Plans during the period	$3,573	$4,270	$(43)	$1,144
Amount of related income tax benefit recognized during the period	(1,997)	(3,878)	(313)	(286)

Net cost of the Plans during the period	$1,576	$392	$(356)	$858

Included in income tax benefits recognized in the thirty-nine-week periods ended September 28, 2024 and September 30, 2023 were excess tax benefits from stock-based awards of $1,122,000 and $2,830,000, respectively.
As of September 28, 2024, there were 181,450 shares of the Company’s common stock reserved for issuance under the 2022 DSCP and 2,800,060 shares of the Company’s common stock reserved for issuance under the 2011 EIP.
Restricted Stock Units
The following table summarizes information regarding the Company’s outstanding restricted stock unit (“RSU”) awards with either a performance condition or a market condition under the Plans:

	Number of	Weighted Average Grant Date
	RSUs	Fair Value

Outstanding at December 30, 2023	132,722	$138.93
Granted	102,762	$138.85
Shares earned in excess of target (1)	1,791	$51.42
Vested shares	(45,057)	$115.69
Forfeited	(29,801)	$140.20

Outstanding at September 28, 2024	162,417	$144.13

(1)
Represents additional shares earned under the April 24, 2018 and July 1, 2019 RSU awards as total shareholder return during the applicable performance period exceeded target performance level under each of those awards.

During the thirty-nine-week period ended September 28, 2024, the Company granted RSUs with a performance condition and RSUs with a market condition, as further described below. Outstanding RSUs at both December 30, 2023 and September 28, 2024 include RSUs with a performance condition and RSUs with a market condition, as further described below and in the Company’s 2023 Annual Report on Form
10-K.
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

The Company recognized approximately $408,000 and $1,503,000 of share-based compensation expense related to RSU awards in the thirty-nine-week periods ended September 28, 2024 and September 30, 2023, respectively. As of September 28, 2024, there was a maximum of $40.7 million of total unrecognized compensation cost related to RSU awards granted under the Plans with an expected average remaining life of approximately 3.6 years. With respect to RSU awards with a performance condition, the amount of future compensation expense to be recognized will be determined based on future operating results.
Non-vested
Restricted Stock and Deferred Stock Units
The following table summarizes information regarding the Company’s outstanding shares of non-vested
restricted stock and Deferred Stock Units (defined below) under the Plans:

	Number of Shares and Deferred Stock Units	Weighted Average Grant Date Fair Value

Non-vested at December 30, 2023	46,348	$158.38
Granted	31,525	$187.08
Vested	(25,647)	$151.16
Forfeited	(4,707)	$169.92

Non-vested at September 28, 2024	47,519	$180.17

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
As of September 28, 2024, there was $5,754,000 of total unrecognized compensation cost related to non-vested
shares of restricted stock and Deferred Stock Units granted under the Plans. The unrecognized compensation cost related to these non-vested
shares of restricted stock and Deferred Stock Units is expected to be recognized over a weighted average period of 1.8 years.
Stock Options
The Company had no issued and outstanding vested or unvested stock options or unrecognized compensation costs related to non-vested
stock options granted under the Plans as of December 30, 2023 or September 28, 2024. The total intrinsic value of stock options exercised during the thirty-nine-week period ended September 30, 2023 was $218,000
.
(3) Income Taxes
The
provisions for income taxes for the 2024 and 2023 thirty-nine-week periods were based on estimated annual effective income tax rates of 24.3% and 24.4%, respectively, adjusted for discrete events, such as benefits resulting from stock-based awards. The effective income tax rate for the 2024 thirty-nine-week period was 23.4%. The effective income tax rate was higher than the statutory federal income tax rate of 21% in the 2024 period primarily attributable to state taxes, partially offset by federal tax credits. The effective income tax rate for the 2023 thirty-nine-week period was 24.0%. The effective income tax rate was higher than the statutory federal income tax rate of 21% in the 2023 period primarily attributable to state taxes.

(4) Earnings Per Share
Basic
earnings per common share are based on the weighted average number of shares outstanding, which includes outstanding non-vested
restricted stock and outstanding Deferred Stock Units. Diluted earnings per share are based on the weighted average number of common shares outstanding plus the incremental shares that would have been outstanding upon the assumed exercise of all dilutive stock options. For each of the thirty-nine-week and thirteen-week periods ended September 28, 2024 and September 30, 2023, the weighted-average number of common shares outstanding is the same for purposes of the calculations of both basic and diluted earnings per share. During and as of the thirty-nine-week period ended September 28, 2024, there were no outstanding stock options issued by the Company. For the thirty-nine-week period ended September 30, 2023, the impact on earnings per share of future compensation expense related to outstanding, unvested time-based awards was greater than the incremental impact of outstanding dilutive stock options, and would therefore have an anti-dilutive effect on earnings per share if included in the calculation of earnings per share. Accordingly, the Company had no reconciling items between the average number of common shares outstanding used to calculate basic earnings per common share and the average number of common shares and common share equivalents outstanding used to calculate diluted earnings per share during each of the 2024 and 2023 thirty-nine-week and thirteen-week periods.
Outstanding RSUs were excluded from the calculation of diluted earnings per share for all periods because the performance metric requirements or market condition for vesting had not been satisfied.
(5) Additional Cash Flow Information
During the
2024
thirty-
nine
-week period, Landstar paid income taxes and interest of $
45,638,000
and $
2,641,000
, respectively. During the
2023
thirty-
nine
-week period, Landstar paid income taxes and interest of $
68,136,000
and $
2,814,000
, respectively. Landstar acquired operating property by entering into finance leases in the amount of $
24,238,000
in the
2024
thirty-
nine
-week period. Landstar acquired $
6,690,000
of operating property for which the Company accrued a corresponding liability in accounts payable of $
1,201,000
and in other noncurrent liabilities of $
5,489,000
as of September
28
,
2024
. Landstar did not acquire any operating property by entering into finance leases in the
2023
thirty-
nine
-week period. During the
2024
thirty-
nine
-week period, the Company purchased its common stock at a total cost of $
79,388,000
, including $
78,697,000
in cash purchases and accrued excise tax of $
691,000
, which is included in other current liabilities in the consolidated balance sheet at September
28
,
2024
.
(6) Segment Information
The
following
table summarizes information about the Company’s reportable business segments
as of and for the thirty-
nine
-week and
thirteen
-week periods ended September
28
,
2024
and September
30
,
2023
(in thousands):

	Thirty-Nine Weeks Ended
	September 28, 2024			September 30, 2023
	Transportation Logistics	Insurance	Total	Transportation Logistics	Insurance	Total

External revenue	$3,561,941	$47,974	$3,609,915	$4,043,824	$55,053	$4,098,877
Internal revenue		65,411	65,411		64,138	64,138
Investment income		10,988	10,988		6,874	6,874
Operating income	141,070	50,066	191,136	222,827	46,755	269,582
Expenditures on long-lived assets	24,256		24,256	15,394		15,394
Goodwill	41,122		41,122	41,934		41,934

	Thirteen Weeks Ended
	September 28, 2024			September 30, 2023
	Transportation Logistics	Insurance	Total	Transportation Logistics	Insurance	Total
External revenue	$1,198,334	$15,533	$1,213,867	$1,271,385	$17,960	$1,289,345
Internal revenue		12,065	12,065		11,960	11,960
Investment income		3,922	3,922		3,022	3,022
Operating income	47,618	15,498	63,116	63,974	16,374	80,348
Expenditures on long-lived assets	7,478		7,478	2,763		2,763
In the thirty-nine-week periods ended September 28, 2024 and September 30, 2023, no single customer accounted for more than 10% of the Company’s consolidated revenue.

(7) Other Comprehensive Income
The
following table presents the
components
of and changes in accumulated other comprehensive (loss) income, net of related income taxes, as of and for the thirty-nine-week period ended September 28, 2024 (in thousands):

	Unrealized Holding (Losses) Gains on Available-for-Sale Securities	Foreign Currency Translation	Total
Balance as of December 30, 2023	$(5,010)	$(1,855)	$(6,865)
Other comprehensive income (loss)	3,023	(4,713)	(1,690)

Balance as of September 28, 2024	$(1,987)	$(6,568)	$(8,555)

Amounts reclassified from accumulated other comprehensive income to investment income due to the realization of previously unrealized gains and losses in the accompanying consolidated statements of income were not significant for the thirty-nine-week period ended September 28, 2024.
(8) Investments
Investments
include primarily investment-grade corporate bonds, asset-backed securities and commercial paper having maturities of up to five years (the “bond portfolio”) and money market investments. Investments in the bond portfolio are reported as available-for-sale
and are carried at fair value. Investments maturing less than one year from the balance sheet date are included in short-term investments and investments maturing more than one year from the balance sheet date are included in other assets in the consolidated balance sheets. Management performs an analysis of the nature of the unrealized losses on available-for-sale
investments to determine whether an allowance for credit loss is necessary. Unrealized losses, representing the excess of the purchase price of an investment over its fair value as of the end of a period, considered to be a result of credit-related factors, are to be included as a charge in the statements of income, while unrealized losses considered to be a result of non-credit-related
factors are to be included as a component of shareholders’ equity. Investments whose values are based on quoted market prices in active markets are classified within Level 1. Investments that trade in markets that are not considered to be active, but are valued based on quoted market prices, are classified within Level 2. As Level 2 investments include positions that are not traded in active markets, valuations may be adjusted to reflect illiquidity and/or non-transferability,
which are generally based on available market information. Any transfers between levels are recognized as of the beginning of any reporting period. Fair value of the bond portfolio was determined using Level 1 inputs related to money market investments and Level 2 inputs related to investment-grade corporate bonds, asset-backed securities, commercial paper and direct obligations of government agencies. Unrealized losses, net of unrealized gains, on the investments in the bond portfolio were $2,531,000 and $6,382,000 at September 28, 2024 and December 30, 2023, respectively.

The amortized cost and fair values of
available-for-sale
investments are as follows at September 28, 2024 and December 30, 2023 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

September 28, 2024
Money market investments	$14,998	$—	$—	$14,998
Asset-backed securities	17,535	21	1,563	15,993
Corporate bonds, commercial paper and direct obligations of government agencies	118,857	998	1,987	117,868

Total	$151,390	$1,019	$3,550	$148,859

December 30, 2023
Money market investments	$16,832	$—	$—	$16,832
Asset-backed securities	16,543	—	2,236	14,307
Corporate bonds, commercial paper and direct obligations of government agencies	118,481	279	4,384	114,376
U.S. Treasury obligations	6,287	2	43	6,246

Total	$158,143	$281	$6,663	$151,761

For those
available-for-sale
investments with unrealized losses at September 28, 2024 and December 30, 2023, the following table summarizes the duration of the unrealized loss (in thousands):

	Less than 12 months		12 months or longer			Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
September 28, 2024

Asset-backed securities	$—	$—	$13,107	$1,563	$13,107	$1,563
Corporate bonds, commercial paper, and direct obligations of government agencies	—	—	65,324	1,987	65,324	1,987

Total	$—	$—	$78,431	$3,550	$78,431	$3,550

December 30, 2023
Asset-backed securities	$—	$—	$14,307	$2,236	$14,307	$2,236
Corporate bonds, commercial paper, and direct obligations of government agencies	3,506	42	86,841	4,342	90,347	4,384
U.S. Treasury obligations	—	—	2,305	43	2,305	43

Total	$3,506	$42	$103,453	$6,621	$106,959	$6,663

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
The components of lease cost for finance leases and operating leases for the thirty-nine weeks ended September 28, 2024 were (in thousands):

Finance leases:
Amortization of right-of-use assets	$12,901
Interest on lease liability	1,863

Total finance lease cost	14,764
Operating leases:
Lease cost	2,883
Variable lease cost	—
Sublease income	(4,273)

Total net operating lease income	(1,390)

Total net lease cost	$13,374

A summary of the lease classification on the Company’s consolidated balance sheet as of September 28, 2024 is as follows (in thousands):
Assets:

Operating lease right-of-use assets	Other assets	$1,074
Finance lease assets	Operating property, less accumulated depreciation and amortization	108,185

Total lease assets		$109,259

Liabilities:
The following table reconciles the undiscounted cash flows for the finance and operating leases to the finance and operating lease liabilities recorded on the balance sheet at September 28, 2024 (in thousands):

	Finance Leases	Operating Leases

2024 Remainder	$8,069	$191
2025	28,968	533
2026	21,074	213
2027	10,686	175
2028	6,584	49
Thereafter	2,963	—

Total future minimum lease payments	78,344	1,161
Less amount representing interest (1.6% to 6.5%)	5,838	87

Present value of minimum lease payments	$72,506	$1,074

Current maturities of long-term debt	27,672
Long-term debt, excluding current maturities	44,834
Other current liabilities		618
Deferred income taxes and other noncurrent liabilities		456
The weighted average remaining lease term and the weighted average discount rate for finance and operating leases as of September 28, 2024 were:

	Finance Leases	Operating Leases

Weighted average remaining lease term (years)	3.2	2.4
Weighted average discount rate	4.2%	6.5%
(10) Debt
Other
than the finance lease obligations as presented on the consolidated balance sheets, the Company had no outstanding debt as of September 28, 2024 and December 30, 2023.
On July 1, 2022, Landstar entered into a second amended and restated credit agreement with a bank syndicate led by JPMorgan Chase Bank, N.A., as administrative agent (as further amended as of June 21, 2024, the “Credit Agreement”). The Credit Agreement, which matures July 1, 2027, provides for borrowing capacity in the form of a revolving credit facility of $300,000,000, $45,000,000 of which may be utilized in the form of letters of credit. The Credit Agreement also includes an “accordion” feature providing for a possible increase of up to an aggregate amount of borrowing capacity of $600,000,000. As of September 28, 2024, the Company had no borrowings outstanding under the Credit Agreement.
The revolving credit loans under the Credit Agreement, at the option of Landstar, bear interest at (i) a forward-looking term rate based on the secured overnight financing rate plus 0.10% and an applicable margin ranging from 1.25% to 2.00%, or (ii) an alternate base rate plus an applicable margin ranging from 0.25% to 1.00%, in each case with the applicable margin determined based upon the Company’s Leverage Ratio, as defined in the Credit Agreement, at the end of the most recent applicable fiscal quarter for which financial statements have been delivered. The revolving credit facility bears a commitment fee, payable quarterly in arrears, of 0.20% to 0.30%, based on the Company’s Leverage Ratio at the end of the most recent applicable fiscal quarter for which financial statements have been delivered
.

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
(11) Commitments and Contingencies
Short-term
investments include $62,451,000 in current maturities of investments held by the Company’s insurance segment at September 28, 2024. The non-current
portion of the bond portfolio of $86,408,000 is included in other assets. The short-term investments, together with $18,790,000 of non-current
investments, provide collateral for the $73,117,000 of letters of credit issued to guarantee payment of insurance claims. As of September 28, 2024, Landstar also had $35,250,000 of additional letters of credit outstanding under the Company’s Credit Agreement.
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
The following table summarizes the adverse effect of the increase in the cost of insurance claims resulting from unfavorable development of prior year self-insured claims estimates on operating income, net income and basic and diluted earnings per share set forth in the consolidated statements of income for the thirty-nine-week and thirteen-week periods ended September 28, 2024 and September 30, 2023 (in thousands, except per share amounts):

	Thirty-Nine Weeks Ended		Thirteen Weeks Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023

Operating income	$6,666	$5,154	$4,550	$2,323
Net income	$5,046	$3,896	$3,444	$1,756
Basic and diluted earnings per share	$0.14	$0.11	$0.10	$0.05

(13)     Recent Accounting Pronouncements
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

FORWARD-LOOKING STATEMENTS

The following is a “safe harbor” statement under the Private Securities Litigation Reform Act of 1995. Statements contained in this document that are not based on historical facts are “forward-looking statements.” This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Form 10-Q contain forward-looking statements, such as statements which relate to Landstar’s business objectives, plans, strategies and expectations. Terms such as “anticipates,” “believes,” “estimates,” “intention,” “expects,” “plans,” “predicts,” “may,” “should,” “could,” “will,” the negative thereof and similar expressions are intended to identify forward-looking statements. Such statements are by nature subject to uncertainties and risks, including but not limited to: an increase in the frequency or severity of accidents or other claims; unfavorable development of existing accident claims; dependence on third party insurance companies; dependence on independent commission sales agents; dependence on third party capacity providers; the impact of the Russian conflict with Ukraine on the operations of certain independent commission sales agents, including the Company’s largest such agent by revenue in the 2023 fiscal year; decreased demand for transportation services; U.S. trade relationships; substantial industry competition; disruptions or failures in the Company’s computer systems; cyber and other information security incidents; dependence on key vendors; potential changes in taxes; status of independent contractors; regulatory and legislative changes; regulations focused on diesel emissions and other air quality matters; regulations requiring the purchase and use of zero-emission vehicles; intellectual property; and other operational, financial or legal risks or uncertainties detailed in Landstar’s Form 10-K for the 2023 fiscal year, described in Item 1A “Risk Factors,” in this report or in Landstar’s other Securities and Exchange Commission filings from time to time. These risks and uncertainties could cause actual results or events to differ materially from historical results or those anticipated. Investors should not place undue reliance on such forward-looking statements and the Company undertakes no obligation to publicly update or revise any forward-looking statements.

Introduction

Landstar System, Inc. and its subsidiary, Landstar System Holdings, Inc. (collectively referred to herein with their subsidiaries and other affiliated companies as “Landstar” or the “Company”), is a technology-enabled, asset-light provider of integrated transportation management solutions delivering safe, specialized transportation services to a broad range of customers utilizing a network of agents, third party capacity providers and employees. The Company offers services to its customers across multiple transportation modes, with the ability to arrange for individual shipments of freight to comprehensive third party logistics solutions to meet all of a customer’s transportation needs. Landstar provides services principally throughout the United States and to a lesser extent in Canada and Mexico, and between the United States and Canada, Mexico and other countries around the world. The Company’s services emphasize safety, information coordination and customer service and are delivered through a network of approximately 1,100 independent commission sales agents and over 78,000 third party capacity providers, primarily truck capacity providers, linked together by a series of digital technologies which are provided and coordinated by the Company. The nature of the Company’s business is such that a significant portion of its operating costs varies directly with revenue.

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

The transportation logistics segment provides a wide range of integrated transportation management solutions. Transportation services are provided by Landstar’s “Operating Subsidiaries”: Landstar Ranger, Inc., Landstar Inway, Inc., Landstar Ligon, Inc., Landstar Gemini, Inc., Landstar Transportation Logistics, Inc., Landstar Global Logistics, Inc., Landstar Express America, Inc., Landstar Canada, Inc., Landstar Metro, S.A.P.I. de C.V., and Landstar Blue, LLC. Transportation services offered by the Company include truckload, less-than-truckload and other truck transportation, rail intermodal, air cargo, ocean cargo, expedited ground and air delivery of time-critical freight, heavy-haul/specialized, U.S.-Canada and U.S.-Mexico cross-border, intra-Mexico, intra-Canada, project cargo and customs brokerage. Examples of the industries serviced by the transportation logistics segment include automotive parts and assemblies, consumer durables, building products, metals, chemicals, foodstuffs, heavy machinery, retail, electronics and military equipment. In addition, the transportation logistics segment provides transportation services to other transportation companies, including third party logistics and less-than-truckload service providers. The independent commission sales agents market services provided by the transportation logistics segment. Billings for freight transportation services are typically charged to customers on a per shipment basis for the physical transportation of freight and are referred to as transportation revenue. During the thirty-nine weeks ended September 28, 2024, revenue generated by BCO Independent Contractors, Truck Brokerage Carriers and railroads represented approximately 38%, 52% and 2%, respectively, of the Company’s consolidated revenue. Collectively, revenue generated by air and ocean cargo carriers represented approximately 6% of the Company’s consolidated revenue in the thirty-nine-week period ended September 28, 2024.

The insurance segment is comprised of Signature Insurance Company (“Signature”), a wholly owned offshore insurance subsidiary, and Risk Management Claim Services, Inc. The insurance segment provides risk and claims management services to certain of Landstar’s operating subsidiaries. In addition, it reinsures certain risks of the Company’s BCO Independent Contractors and provides certain property and casualty insurance directly to certain of Landstar’s operating subsidiaries. Revenue at the insurance segment represents reinsurance premiums from third party insurance companies that provide insurance programs to BCO Independent Contractors where all or a portion of the risk is ultimately borne by Signature. Revenue at the insurance segment represented approximately 1% of the Company’s consolidated revenue for the thirty-nine-week period ended September 28, 2024.

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

	Thirty-Nine Weeks Ended		Thirteen Weeks Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Revenue generated through (in thousands):
Truck transportation
Truckload:
Van equipment	$1,851,237	$2,123,693	$603,993	$665,569
Unsided/platform equipment	1,093,753	1,150,483	369,758	378,147
Less-than-truckload	77,902	90,770	24,195	28,097
Other truck transportation (1)	242,853	379,471	93,178	101,951

Total truck transportation	3,265,745	3,744,417	1,091,124	1,173,764
Rail intermodal	65,981	73,953	20,979	23,064
Ocean and air cargo carriers	201,729	202,358	76,349	65,824
Other (2)	76,460	78,149	25,415	26,693

	$ 3,609,915	$ 4,098,877	$ 1,213,867	$ 1,289,345

Revenue on loads hauled via BCO Independent Contractors included in total truck transportation	$1,374,915	$1,543,634	$456,844	$508,753
Number of loads:
Truck transportation
Truckload:
Van equipment	887,895	966,867	287,922	311,831
Unsided/platform equipment	362,627	389,471	118,220	126,286
Less-than-truckload	119,346	134,580	36,496	41,514
Other truck transportation (1)	114,552	157,112	43,112	46,739

Total truck transportation	1,484,420	1,648,030	485,750	526,370
Rail intermodal	21,420	22,150	7,040	6,760
Ocean and air cargo carriers	26,120	25,380	8,880	8,630

	1,531,960	1,695,560	501,670	541,760

Loads hauled via BCO Independent Contractors included in total truck transportation	620,640	689,260	198,340	225,350
Revenue per load:
Truck transportation
Truckload:
Van equipment	$2,085	$2,196	$2,098	$2,134
Unsided/platform equipment	3,016	2,954	3,128	2,994
Less-than-truckload	653	674	663	677
Other truck transportation (1)	2,120	2,415	2,161	2,181
Total truck transportation	2,200	2,272	2,246	2,230
Rail intermodal	3,080	3,339	2,980	3,412
Ocean and air cargo carriers	7,723	7,973	8,598	7,627
Revenue per load on loads hauled via BCO Independent Contractors	$2,215	$2,240	$2,303	$2,258
Revenue by capacity type (as a % of total revenue):
Truck capacity providers:
BCO Independent Contractors	38%	38%	38%	39%
Truck Brokerage Carriers	52%	54%	52%	52%
Rail intermodal	2%	2%	2%	2%
Ocean and air cargo carriers	6%	5%	6%	5%
Other	2%	2%	2%	2%

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

Expenses

Purchased transportation

Also critical to the Company’s success is its ability to secure capacity, particularly truck capacity, at rates that allow the Company to profitably transport customers’ freight. The following table summarizes the number of available truck capacity providers on the dates indicated:

	September 28, 2024	September 30, 2023
BCO Independent Contractors	8,266	9,455
Truck Brokerage Carriers:
Approved and active (1)	44,828	51,717
Other approved	25,714	27,925

	70,542	79,642

Total available truck capacity providers	78,808	89,097

Trucks provided by BCO Independent Contractors	9,027	10,253

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

Selling, general and administrative

During the thirty-nine-week period ended September 28, 2024, employee compensation and benefits accounted for approximately 64% of the Company’s selling, general and administrative costs. Employee compensation and benefits include wages and employee benefit costs as well as incentive compensation and stock-based compensation expense. Incentive compensation and stock-based compensation expense is highly variable in nature in comparison to wages and employee benefit costs.

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

Gross Profit, Variable Contribution, Gross Profit Margin and Variable Contribution Margin

The following table sets forth calculations of gross profit, defined as revenue less costs of revenue, and gross profit margin, defined as gross profit divided by revenue, for the periods indicated. The Company refers to revenue less variable costs of revenue as “variable contribution” and variable contribution divided by revenue as “variable contribution margin.” Variable contribution and variable contribution margin are each non-GAAP financial measures. The closest comparable GAAP financial measures to variable contribution and variable contribution margin are, respectively, gross profit and gross profit margin. The Company believes variable contribution and variable contribution margin are useful measures of the variable costs that we incur at a shipment-by-shipment level attributable to our transportation network of third-party capacity providers and independent commission sales agents in order to provide services to our customers. The Company believes variable contribution and variable contribution margin are important performance measurements and management considers variable contribution and variable contribution margin in evaluating the Company’s financial performance and in its decision-making, such as budgeting for infrastructure, trailing equipment and selling, general and administrative costs.

The reconciliations of gross profit to variable contribution and gross profit margin to variable contribution margin are each presented below:

	Thirty-Nine Weeks Ended		Thirteen Weeks Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Revenue	$3,609,915	$4,098,877	$1,213,867	$1,289,345
Costs of revenue:
Purchased transportation	2,799,384	3,141,234	943,805	986,743
Commissions to agents	295,801	363,397	98,703	115,244

Variable costs of revenue	3,095,185	3,504,631	1,042,508	1,101,987
Trailing equipment depreciation	20,764	24,240	6,930	7,721
Information technology costs	18,115	19,791	6,129	6,298
Insurance-related costs (1)	85,122	88,484	30,463	30,102
Other operating costs	44,138	40,998	15,144	15,158

Other costs of revenue	168,139	173,513	58,666	59,279

Total costs of revenue	3,263,324	3,678,144	1,101,174	1,161,266

Gross profit	$346,591	$420,733	$112,693	$128,079

Gross profit margin	9.6%	10.3%	9.3%	9.9%
Plus: other costs of revenue	168,139	173,513	58,666	59,279

Variable contribution	$514,730	$594,246	$171,359	$187,358

Variable contribution margin	14.3%	14.5%	14.1%	14.5%

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

In general, variable contribution margin on revenue generated by BCO Independent Contractors represents a fixed percentage due to the nature of the contracts that pay a fixed percentage of revenue to both the BCO Independent Contractors and independent commission sales agents. For revenue generated by Truck Brokerage Carriers, variable contribution margin may be either a fixed or variable percentage, depending on the contract with each individual independent commission sales agent. Variable contribution margin on revenue generated from shipments hauled by railroads, air cargo carriers, ocean cargo carriers and Truck Brokerage Carriers, other than those under retention contracts, is variable in nature, as the Company’s contracts with independent commission sales agents provide commissions to agents at a contractually agreed upon percentage of the amount represented by revenue less purchased transportation for these types of shipments. Approximately 43% of the Company’s consolidated revenue in the thirty-nine-week period ended September 28, 2024 was generated under transactions that pay a fixed percentage of revenue to the third party capacity provider and/or agents while 57% was generated under transactions that pay a variable percentage of revenue to the third party capacity provider and/or agents.

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

	Thirty-Nine Weeks Ended		Thirteen Weeks Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Gross profit	$346,591	$420,733	$112,693	$128,079
Operating income	$191,136	$269,582	$63,116	$80,348
Operating income as % of gross profit	55.1%	64.1%	56.0%	62.7%
Variable contribution	$514,730	$594,246	$171,359	$187,358
Operating income	$191,136	$269,582	$63,116	$80,348
Operating income as % of variable contribution	37.1%	45.4%	36.8%	42.9%

The decrease in operating income as a percentage of gross profit from the 2023 thirty-nine-week period to the 2024 thirty-nine-week period and from the 2023 thirteen-week period to the 2024 thirteen-week period resulted from the decrease of operating income at a more rapid percentage rate than the decrease in gross profit, primarily due to the impact of the Company’s fixed cost infrastructure, principally certain components of selling, general and administrative costs, in comparison to a smaller gross profit base.

The decrease in operating income as a percentage of variable contribution from the 2023 thirty-nine-week period to the 2024 thirty-nine-week period and from the 2023 thirteen-week period to the 2024 thirteen-week period resulted from the decrease of operating income at a more rapid percentage rate than the decrease in variable contribution, primarily due to the impact of the Company’s fixed cost infrastructure, principally certain components of selling, general and administrative costs, in comparison to a smaller variable contribution base.

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

THIRTY-NINE WEEKS ENDED SEPTEMBER 28, 2024 COMPARED TO THIRTY-NINE WEEKS ENDED SEPTEMBER 30, 2023

Revenue for the 2024 thirty-nine-week period was $3,609,915,000, a decrease of $488,962,000, or 12%, compared to the 2023 thirty-nine-week period. Transportation revenue decreased $481,883,000, or 12%. The decrease in transportation revenue was attributable to a decreased number of loads hauled of approximately 10% and decreased revenue per load of approximately 3% compared to the 2023 thirty-nine-week period. Reinsurance premiums were $47,974,000 and $55,053,000 for the 2024 and 2023 thirty-nine-week periods, respectively. The decrease in revenue from reinsurance premiums was primarily attributable to a decrease in the average number of trucks provided by BCO Independent Contractors in the 2024 thirty-nine-week period compared to the 2023 thirty-nine-week period.

Truck transportation revenue generated by BCO Independent Contractors and Truck Brokerage Carriers (together, the “third party truck capacity providers”) for the 2024 thirty-nine-week period was $3,265,745,000, representing 90% of total revenue, a decrease of $478,672,000, or 13%, compared to the 2023 thirty-nine-week period. The number of loads hauled by third party truck capacity providers decreased approximately 10% compared to the 2023 thirty-nine-week period, and revenue per load on loads hauled by third party truck capacity providers decreased approximately 3% in the 2024 thirty-nine-week period compared to the 2023 thirty-nine-week period.

The decrease in the number of loads hauled via truck compared to the 2023 thirty-nine-week period was primarily due to a broad-based decrease in demand for the Company’s truck transportation services. Loads hauled via other truck transportation services decreased 27%, less-than-truckload loadings decreased 11%, loads hauled via van equipment decreased 8% and loads hauled via unsided/platform equipment decreased 7% as compared to the 2023 thirty-nine-week period.

The decrease in revenue per load on loads hauled via truck was primarily due to a softer freight demand environment experienced during the 2024 thirty-nine-week period. Revenue per load on loads hauled via other truck transportation services decreased 12%, on loads hauled via van equipment decreased 5% and on less-than-truckload loadings decreased 3%, while revenue per load on loads hauled via unsided/platform equipment increased 2% as compared to the 2023 thirty-nine-week period. The increase in revenue per load on loads hauled via unsided/platform equipment of 2% was favorably impacted by an increase in the percentage of revenue contributed by heavy/specialized equipment, which typically has a higher revenue per load.

Fuel surcharges billed to customers on revenue generated by BCO Independent Contractors are excluded from revenue. Fuel surcharges on Truck Brokerage Carrier revenue identified separately in billings to customers and included as a component of Truck Brokerage Carrier revenue were $89,862,000 and $112,879,000 in the 2024 and 2023 thirty-nine-week periods, respectively. It should be noted that billings to many customers of the Company’s truck brokerage services include a single all-in rate that do not separately identify fuel surcharges on loads hauled via Truck Brokerage Carriers. Accordingly, the overall impact of changes in fuel prices on revenue and revenue per load on loads hauled via truck is likely to be greater than that indicated.

Transportation revenue generated by rail intermodal, air cargo and ocean cargo carriers (collectively, the “multimode capacity providers”) for the 2024 thirty-nine-week period was $267,710,000, or 7% of total revenue, a decrease of $8,601,000, or 3%, compared to the 2023 thirty-nine-week period. Revenue per load on revenue generated by multimode capacity providers decreased approximately 3% in the 2024 thirty-nine-week period compared to the 2023 thirty-nine-week period, while the number of loads hauled by multimode capacity providers was approximately equal to the 2023 thirty-nine-week period. Revenue per load on loads hauled via air and rail intermodal decreased 58% and 8% respectively, while revenue per load on loads hauled via ocean increased 11%, during the 2024 thirty-nine-week period as compared to the 2023 thirty-nine-week period. The decrease in revenue per load on loads hauled by air cargo carriers was primarily attributable to the impact of high value air loadings at one specific customer during the 2023 thirty-nine-week period. The decrease in revenue per load on loads hauled by rail intermodal and the increase in revenue per load on loads hauled via ocean were both broad-based across many customers. Revenue per load on revenue generated by multimode capacity providers is influenced by many factors, including revenue mix among the various modes of transportation used, length of haul, complexity of freight, density of freight lanes, fuel costs and availability of capacity.

Purchased transportation was 77.5% and 76.6% of revenue in the 2024 and 2023 thirty-nine-week periods, respectively. The increase in purchased transportation as a percentage of revenue was primarily due to an increased rate of purchased transportation on revenue generated by Truck Brokerage Carriers, partially offset by an increased percentage of revenue generated by BCO Independent Contractors, which typically has a lower rate of purchased transportation than Truck Brokerage Carriers. Commissions to agents were 8.2% and 8.9% of revenue in the 2024 and 2023 thirty-nine-week periods, respectively. The decrease in commissions to agents as a percentage of revenue was primarily attributable to an increased cost of purchased transportation as a percentage of revenue on revenue generated by Truck Brokerage Carriers.

Investment income was $10,988,000 and $6,874,000 in the 2024 and 2023 thirty-nine-week periods, respectively. The increase in investment income was attributable to higher average rates of return on investments in the 2024 thirty-nine-week period and a higher average investment balance held by the insurance segment during the 2024 thirty-nine-week period.

Other operating costs increased $3,140,000 in the 2024 thirty-nine-week period compared to the 2023 thirty-nine-week period. The increase in other operating costs compared to the prior year was primarily due to decreased gains on sales of operating property and an increased provision for contractor bad debt.

Insurance and claims costs decreased $3,141,000 in the 2024 thirty-nine-week period compared to the 2023 thirty-nine-week period. The decrease in insurance and claims expense compared to the prior year was primarily due to decreased BCO miles traveled and decreased frequency of trucking accidents during the 2024 thirty-nine-week period, partially offset by increased net unfavorable development of prior years’ claims in the 2024 thirty-nine-week period. During the 2024 and 2023 thirty-nine-week periods, insurance and claims costs included $6,666,000 and $5,154,000 of net unfavorable adjustments to prior years’ claims estimates, respectively.

Selling, general and administrative costs increased $3,542,000 in the 2024 thirty-nine-week period compared to the 2023 thirty-nine-week period. The increase in selling, general and administrative costs compared to prior year was primarily attributable to increased employee benefit costs, primarily attributable to increased medical and pharmacy costs under the self-insured portion of the Company’s medical plan, the impact of Chief Executive Officer (“CEO”) transition costs and an increased provision for incentive compensation, partially offset by decreased project consulting fees. Included in selling, general and administrative costs was incentive compensation expense of $2,184,000 and $483,000 for the 2024 and 2023 thirty-nine-week periods, respectively.

Depreciation and amortization decreased $497,000 in the 2024 thirty-nine-week period compared to the 2023 thirty-nine-week period. The decrease in depreciation and amortization expense was primarily due to decreased trailing equipment depreciation, partially offset by increased depreciation on new and updated digital tools deployed for use by the Company’s network of agents, capacity providers and employees.

Net interest and debt income increased $2,376,000 in the 2024 thirty-nine-week period compared to the 2023 thirty-nine-week period. The increase in interest and debt income was primarily attributable to increased interest income earned on cash balances held by the transportation logistics segment and decreased interest expense related to finance lease obligations.

The provisions for income taxes for the 2024 and 2023 thirty-nine-week periods were based on estimated annual effective income tax rates of 24.3% and 24.4%, respectively, adjusted for discrete events, such as benefits resulting from stock-based awards. The effective income tax rate for the 2024 thirty-nine-week period was 23.4%. The effective income tax rate was higher than the statutory federal income tax rate of 21% in the 2024 period primarily attributable to state taxes, partially offset by federal tax credits. The effective income tax rate for the 2023 thirty-nine-week period was 24.0%. The effective income tax rate was higher than the statutory federal income tax rate of 21% in the 2023 period primarily attributable to state taxes.

Net income was $149,753,000, or $4.21 per basic and diluted share, in the 2024 thirty-nine-week period. Net income was $206,407,000, or $5.74 per basic and diluted share, in the 2023 thirty-nine-week period.

THIRTEEN WEEKS ENDED SEPTEMBER 28, 2024 COMPARED TO THIRTEEN WEEKS ENDED SEPTEMBER 30, 2023

Revenue for the 2024 thirteen-week period was $1,213,867,000, a decrease of $75,478,000, or 6%, compared to the 2023 thirteen-week period. Transportation revenue decreased $73,051,000, or 6%. The decrease in transportation revenue was attributable to a decreased number of loads hauled of approximately 7%, partially offset by an increased revenue per load of approximately 2% compared to the 2023 thirteen-week period. Reinsurance premiums were $15,533,000 and $17,960,000 for the 2024 and 2023 thirteen-week periods, respectively. The decrease in revenue from reinsurance premiums was primarily attributable to a decrease in the average number of trucks provided by BCO Independent Contractors in the 2024 thirteen-week period compared to the 2023 thirteen-week period.

Truck transportation revenue generated by third party truck capacity providers for the 2024 thirteen-week period was $1,091,124,000, representing 90% of total revenue, a decrease of $82,640,000, or 7%, compared to the 2023 thirteen-week period. The number of loads hauled by third party truck capacity providers decreased approximately 8% compared to the 2023 thirteen-week period, while revenue per load on loads hauled by third party truck capacity providers increased approximately 1% in the 2024 thirteen-week period compared to the 2023 thirteen-week period.

The decrease in the number of loads hauled via truck compared to the 2023 thirteen-week period was primarily due to a broad-based decrease in demand for the Company’s truck transportation services. Less-than-truckload loadings decreased 12%, loads hauled via other truck transportation services decreased 8%, loads hauled via van equipment decreased 8% and loads hauled via unsided/platform equipment decreased 6% as compared to the 2023 thirteen-week period.

The increase in revenue per load on loads hauled via truck was primarily due to an increased average length of haul on truckload shipments during the 2024 thirteen-week period. Revenue per load on loads hauled via unsided/platform equipment increased 4%, while revenue per load on less-than-truckload loadings decreased 2%, on loads hauled via van equipment decreased 2% and on loads hauled via other truck transportation services decreased 1% as compared to the 2023 thirteen-week period.

Fuel surcharges billed to customers on revenue generated by BCO Independent Contractors are excluded from revenue. Fuel surcharges on Truck Brokerage Carrier revenue identified separately in billings to customers and included as a component of Truck Brokerage Carrier revenue were $29,560,000 and $33,584,000 in the 2024 and 2023 thirteen-week periods, respectively.

Transportation revenue generated by multimode capacity providers for the 2024 thirteen-week period was $97,328,000, or 8% of total revenue, an increase of $8,440,000, or 9%, compared to the 2023 thirteen-week period. Revenue per load on revenue generated by multimode capacity providers increased approximately 6% in the 2024 thirteen-week period compared to the 2023 thirteen-week period, and the number of loads hauled by multimode capacity providers increased approximately 3% over the same period. Revenue per load on loads hauled via ocean increased 28%, while revenue per load on loads hauled via air and rail intermodal decreased 52% and 13%, respectively, during the 2024 thirteen-week period as compared to the 2023 thirteen-week period. The increase in revenue per load on loads hauled via ocean was broad-based across many customers and reflected the impact of various geopolitical events on ocean shipping rates, generally. The decrease in revenue per load on loads hauled by air cargo carriers was primarily attributable to the impact of high value air loadings at one specific customer during the 2023 thirteen-week period. The decrease in revenue per load on loads hauled by rail intermodal was broad-based. Revenue per load on revenue generated by multimode capacity providers is influenced by many factors, including revenue mix among the various modes of transportation used, length of haul, complexity of freight, density of freight lanes, fuel costs and availability of capacity. The increase in the number of loads hauled by multimode capacity providers was due to increases in air, rail intermodal and ocean loadings of 10%, 4% and 1%, respectively. The 10% increase in air loadings was primarily attributable to increased loadings at one specific agency. The 4% increase in rail intermodal loadings was primarily attributable to increased loadings at three specific agencies. The 1% increase in ocean loadings was primarily attributable to increased loadings at one specific customer.

Purchased transportation was 77.8% and 76.5% of revenue in the 2024 and 2023 thirteen-week periods, respectively. The increase in purchased transportation as a percentage of revenue was primarily due to (i) an increased rate of purchased transportation on revenue generated by Truck Brokerage Carriers and (ii) an increased percentage of revenue generated by Truck Brokerage Carriers and multimode capacity providers, which typically have a higher rate of purchased transportation than that of BCO Independent Contractors. Commissions to agents were 8.1% and 8.9% of revenue in the 2024 and 2023 thirteen-week periods, respectively. The decrease in commissions to agents as a percentage of revenue was primarily attributable to an increased cost of purchased transportation as a percentage of revenue on revenue generated by Truck Brokerage Carriers.

Investment income was $3,922,000 and $3,022,000 in the 2024 and 2023 thirteen-week periods, respectively. The increase in investment income was attributable to higher average rates of return on investments in the 2024 thirteen-week period and a higher average investment balance held by the insurance segment during the 2024 thirteen-week period.

Other operating costs decreased $14,000 in the 2024 thirteen-week period compared to the 2023 thirteen-week period. The decrease in other operating costs compared to the prior year was primarily due to decreased trailing equipment maintenance costs, almost entirely offset by an increased provision for contractor bad debt and decreased gains on sales of operating property.

Insurance and claims costs increased $858,000 in the 2024 thirteen-week period compared to the 2023 thirteen-week period. The increase in insurance and claims expense compared to the prior year was primarily due to increased net unfavorable development of prior years’ claims in the 2024 thirteen-week period, partially offset by decreased BCO miles traveled and decreased frequency of current year trucking claims during the 2024 thirteen-week period. During the 2024 and 2023 thirteen-week periods, insurance and claims costs included $4,550,000 and $2,323,000 of net unfavorable adjustments to prior years’ claims estimates, respectively.

Selling, general and administrative costs increased $277,000 in the 2024 thirteen-week period compared to the 2023 thirteen-week period. The increase in selling, general and administrative costs compared to prior year was primarily attributable to increased employee benefit costs, primarily attributable to increased medical and pharmacy costs under the self-insured portion of the Company’s medical plan, and an increased provision for incentive compensation, partially offset by decreased stock-based compensation expense and decreased project consulting fees. Included in selling, general and administrative costs was incentive compensation expense of $729,000 and $160,000 for the 2024 and 2023 thirteen-week periods, respectively, and stock-based compensation (benefit) expense of ($43,000) and $1,144,000 for the 2024 and 2023 thirteen-week periods, respectively.

Depreciation and amortization increased $1,012,000 in the 2024 thirteen-week period compared to the 2023 thirteen-week period. The increase in depreciation and amortization expense was primarily due to increased depreciation on new and updated digital tools deployed for use by the Company’s network of agents, capacity providers and employees, partially offset by decreased trailing equipment depreciation.

Net interest and debt income increased $123,000 in the 2024 thirteen-week period compared to the 2023 thirteen-week period. The increase in interest and debt income was primarily attributable to increased interest income earned on cash balances held by the transportation logistics segment, partially offset by increased interest expense related to finance lease obligations.

The provisions for income taxes for the 2024 and 2023 thirteen-week periods were based on estimated annual effective income tax rates of 24.3% and 24.4%, respectively, adjusted for discrete events, such as benefits resulting from stock-based awards. The effective income tax rate for the 2024 thirteen-week period was 22.2%. The effective income tax rate was higher than the statutory federal income tax rate of 21% in the 2024 period primarily attributable to state taxes, partially offset by federal tax credits. The effective income tax rate for the 2023 thirteen-week period was 24.3%. The effective income tax rate was higher than the statutory federal income tax rate of 21% in the 2023 period primarily attributable to state taxes.

Net income was $50,033,000, or $1.41 per basic and diluted share, in the 2024 thirteen-week period. Net income was $61,653,000, or $1.71 per basic and diluted share, in the 2023 thirteen-week period.

CAPITAL RESOURCES AND LIQUIDITY

Working capital and the ratio of current assets to current liabilities were $718,742,000 and 2.2 to 1, respectively, at September 28, 2024, compared with $677,517,000 and 2.0 to 1, respectively, at December 30, 2023. Landstar has historically operated with current ratios within the range of 1.5 to 1 to 2.0 to 1. Cash provided by operating activities was $225,439,000 in the 2024 thirty-nine-week period compared with $303,785,000 in the 2023 thirty-nine-week period. The decrease in cash flow provided by operating activities was primarily attributable to decreased net income and decreased favorable net working capital impacts in connection with decreased net receivables, defined as accounts receivable less accounts payable.

The Company declared and paid $1.02 per share, or $36,325,000 in the aggregate, in cash dividends during the thirty-nine-week period ended September 28, 2024 and, during such period, also paid $71,433,000 of dividends payable which were declared in December 2023 and included in current liabilities in the consolidated balance sheet at December 30, 2023. The Company declared and paid $0.93 per share, or $33,448,000 in the aggregate, in cash dividends during the thirty-nine-week period ended September 30, 2023 and, during such period, also paid $71,854,000 of dividends payable which were declared in December 2022 and included in current liabilities in the consolidated balance sheet at December 31, 2022. During the thirty-nine-week period ended September 28, 2024, the Company purchased 436,919 shares of its common stock at a total cost of $79,388,000, including $78,697,000 in cash purchases and accrued excise tax of $691,000, which is included in other current liabilities in the consolidated balance sheet at September 28, 2024. During the thirty-nine-week period ended September 30, 2023, the Company purchased 89,661 shares of its common stock at a total cost of $15,433,000. As of September 28, 2024, the Company may purchase in the aggregate up to 2,563,081 shares of its common stock under its authorized stock purchase programs. Long-term debt, including current maturities, was $72,506,000 at September 28, 2024, $1,366,000 higher than at December 30, 2023.

Shareholders’ equity was $1,015,918,000, or 93% of total capitalization (defined as long-term debt including current maturities plus equity), at September 28, 2024, compared to $983,923,000, or 93% of total capitalization, at December 30, 2023. The increase in shareholders’ equity was primarily the result of net income, partially offset by purchases of shares of the Company’s common stock and dividends declared by the Company in the 2024 thirty-nine-week period.

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

The Credit Agreement contains a number of covenants that limit, among other things, the incurrence of additional indebtedness. The Company is required to, among other things, maintain a minimum fixed charge coverage ratio, as described in the Credit Agreement, and maintain a Leverage Ratio, as defined in the Credit Agreement, below a specified maximum. The Credit Agreement provides for a restriction on cash dividends and other distributions to stockholders on the Company’s capital stock to the extent there is a default under the Credit Agreement. In addition, the Credit Agreement under certain circumstances limits the amount of such cash dividends and other distributions to stockholders to the extent that, after giving effect to any payment made to effect such cash dividend or other distribution, the Leverage Ratio would exceed 2.5 to 1 on a pro forma basis as of the end of the Company’s most recently completed fiscal quarter. The Credit Agreement provides for an event of default in the event that, among other things, a person or group acquires 35% or more of the outstanding capital stock of the Company or obtains power to elect a majority of the Company’s directors or the directors cease to consist of a majority of Continuing Directors, as defined in the Credit Agreement. None of these covenants are presently considered by the Company to be materially restrictive to the Company’s operations, capital resources or liquidity. The Company is currently in compliance with all of the debt covenants under the Credit Agreement.

At September 28, 2024, the Company had no borrowings outstanding and $35,250,000 of letters of credit outstanding under the Credit Agreement. At September 28, 2024, there was $264,750,000 available for future borrowings under the Credit Agreement and access to an additional $300,000,000 under the Credit Agreement’s “accordion” feature. In addition, the Company has $73,117,000 in letters of credit outstanding as collateral for insurance claims that are secured by investments totaling $81,241,000 at September 28, 2024. Investments, all of which are carried at fair value, include primarily investment-grade bonds, asset-backed securities and commercial paper having maturities of up to five years. Fair value of investments is based primarily on quoted market prices. See “Notes to Consolidated Financial Statements” included herein for further discussion on measurement of fair value of investments.

Historically, the Company has generated sufficient operating cash flow to meet its debt service requirements, fund continued growth, both organic and through acquisitions, complete or execute share purchases of its common stock under authorized share purchase programs, pay dividends and meet working capital needs. As an asset-light provider of integrated transportation management solutions, the Company’s annual capital requirements for operating property are generally for trailing equipment and information technology hardware and software. In addition, a significant portion of the trailing equipment available to the Company is provided by third party capacity providers, thereby reducing the Company’s capital requirements. During the 2024 thirty-nine-week period, the Company purchased $24,256,000 of operating property and acquired $24,238,000 of trailing equipment by entering into finance leases. In addition, during the 2024 thirty-nine-week period, Landstar acquired $6,690,000 of operating property for which the Company accrued a corresponding liability of $1,201,000 in accounts payable and $5,489,000 in other noncurrent liabilities as of September 28, 2024. Landstar anticipates acquiring either by purchase or lease financing during the remainder of fiscal year 2024 approximately $39,000,000 in operating property, consisting primarily of new trailing equipment to replace older trailing equipment and information technology hardware and software.

Management believes that cash flow from operations combined with the Company’s borrowing capacity under the Credit Agreement will be adequate to meet Landstar’s debt service requirements, fund continued growth, both internal and through acquisitions, pay dividends, complete the authorized share purchase programs and meet working capital needs.

LEGAL MATTERS

The Company is involved in certain claims and pending litigation arising from the normal conduct of business. Many of these claims are covered in whole or in part by insurance. Based on knowledge of the facts and, in certain cases, opinions of outside counsel, the Company believes that adequate provisions have been made for probable and reasonably estimable losses with respect to the resolution of all such claims and pending litigation and that the ultimate outcome, after provisions therefor, will not have a material adverse effect on the financial condition of the Company, but could have a material effect on the results of operations in a given quarter or year.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Landstar provides for the estimated costs of self-insured claims primarily on an actuarial basis. The amount recorded for the estimated liability for claims incurred is based upon the facts and circumstances known on the applicable balance sheet date. The ultimate resolution of these claims may be for an amount greater or less than the amount estimated by the Company. The Company continually revises its existing claim estimates as new or revised information becomes available on the status of each claim. Historically, the Company has experienced both favorable and unfavorable development of prior years’ claims estimates within its various programs. During the 2024 and 2023 thirty-nine-week periods, insurance and claims costs included $6,666,000 and $5,154,000 of net unfavorable adjustments to prior years’ claims estimates, respectively. It is reasonably likely that the ultimate outcome of settling all outstanding claims will be more or less than the estimated claims liability at September 28, 2024, primarily due to the inherent difficulty in estimating the severity of commercial trucking claims and the potential judgment or settlement amount that may be incurred in connection with the resolution of such claims.

Significant variances from the Company’s estimates for the ultimate resolution of self-insured claims could be expected to positively or negatively affect Landstar’s earnings in a given quarter or year. However, management believes that the ultimate resolution of these items, given a range of reasonably likely outcomes, will not significantly affect the long-term financial condition of Landstar or its ability to fund its continuing operations.

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

The revolving credit loans under the Credit Agreement as of September 28, 2024, at the option of Landstar, bear interest at (i) a forward-looking term rate based on the secured overnight financing rate plus 0.10% and an applicable margin ranging from 1.25% to 2.00%, or (ii) an alternate base rate plus an applicable margin ranging from 0.25% to 1.00%, in each case with the applicable margin determined based upon the Company’s Leverage Ratio, as defined in the Credit Agreement, at the end of the most recent applicable fiscal quarter for which financial statements have been delivered. The revolving credit facility bears a commitment fee, payable in arrears, of 0.20% to 0.30%, based on the Company’s Leverage Ratio at the end of the most recent applicable fiscal quarter for which financial statements have been delivered. During the third quarter of 2024 and as of September 28, 2024 and December 30, 2023, the Company had no borrowings outstanding under the Credit Agreement.

Long-term investments, all of which are available-for-sale and are carried at fair value, include primarily investment-grade bonds and asset-backed securities having maturities of up to five years. Assuming that the long-term portion of investments remains at $86,408,000, the balance at September 28, 2024, a hypothetical increase or decrease in interest rates of 100 basis points would not have a material impact on future earnings on an annualized basis. Short-term investments primarily consist of short-term investment-grade instruments and the current maturities of investment-grade corporate bonds and asset-backed securities. Accordingly, any future interest rate risk on these short-term investments would not be material to the Company’s operating results.

Assets and liabilities of the Company’s Canadian and Mexican operations are translated from their functional currency to U.S. dollars using exchange rates in effect at the balance sheet date and revenue and expense accounts are translated at average monthly exchange rates during the period. Adjustments resulting from the translation process are included in accumulated other comprehensive income. Transactional gains and losses arising from receivable and payable balances, including intercompany balances, in the normal course of business that are denominated in a currency other than the functional currency of the operation are recorded in the statements of income when they occur. The assets held at the Company’s Canadian and Mexican subsidiaries at September 28, 2024 were collectively, as translated to U.S. dollars, less than 3% of total consolidated assets. Accordingly, translation gains or losses of approximately 30% or less related to the Canadian and Mexican operations would not be material.

Item 4. Controls and Procedures

As of the end of the period covered by this quarterly report on Form 10-Q, an evaluation was carried out, under the supervision and with the participation of the Company’s management, including the CEO and the Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended). Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of September 28, 2024 to provide reasonable assurance that information required to be disclosed by the Company in reports that it filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There were no changes in the Company’s internal control over financial reporting during the third quarter of 2024, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Company
The following table provides information regarding the Company’s purchase of its Common Stock during the period from June 30, 2024 to September 28, 2024, the Company’s third fiscal quarter:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares That May Yet Be Purchased Under the Programs
June 29, 2024				2,684,351
June 30, 2024 – July 27, 2024	—	$—	—	2,684,351
July 28, 2024 – August 24, 2024	32,066	186.69	32,066	2,652,285
August 25, 2024 – September 28, 2024	89,204	181.56	89,204	2,563,081

Total	121,270	$182.91	121,270

(1)	The average price paid per share does not include the 1% excise tax on net stock repurchases, as applicable.
On December 7, 2021, the Landstar System, Inc. Board of Directors authorized the Company to purchase up to 1,912,824 shares of the Company’s common stock from time to time in the open market and in privately negotiated transactions. On December 6, 2022, the Landstar System, Inc. Board of Directors authorized the Company to purchase up to 1,900,826 additional shares of the Company’s common stock from time to time in the open market and in privately negotiated transactions. On December 4, 2023, the Landstar System, Inc. Board of Directors authorized the Company to purchase up to 319,332 additional shares of its common stock from time to time in the open market and in privately negotiated transactions under its share purchase program. As of September 28, 2024, the Company had authorization to purchase in the aggregate up to 2,563,081 shares of its common stock under these programs. No specific expiration date has been assigned to the December 7, 2021, December 6, 2022 or December 4, 2023 authorizations.

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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the thirteen-week period ended September 28, 2024, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Landstar’s securities that was intended to satisfy the affirmative defense conditions of Rule
10b5-1(c)
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

LANDSTAR SYSTEM, INC.

Date: October 30, 2024	/s/ Frank A. Lonegro
Frank A. Lonegro
President and Chief Executive Officer

Date: October 30, 2024	/s/ James P. Todd
James P. Todd
Vice President, Chief Financial Officer and Assistant Secretary