Form 10-K
period 2024-12-28
LANDSTAR SYSTEM INC
filed 2025-02-24
CIK 853816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form
10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 28, 2024
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
of the Act). Yes ☐ No ☒
The aggregate market value of the voting stock held by
non-affiliates
of the registrant was $6,488,715,000 (based on the per share closing price on June 29, 2024, the last business day of the Company’s second fiscal quarter, as reported on the NASDAQ Global Select Market). In making this calculation, the registrant has assumed, without admitting for any purpose, that all directors and executive officers of the registrant, and no other persons, are affiliates.
The number of shares of the registrant’s common stock, par value $0.01 per share (the “Common Stock”), outstanding as of the close of business on January 24, 2025 was 35,316,073.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the following document are incorporated by reference in this Form
10-K
as indicated herein:

Document	Part of 10-K Into Which Incorporated
Proxy Statement relating to Landstar System, Inc.’s Annual Meeting of Stockholders scheduled to be held on May 16, 2025	Part III

LANDSTAR SYSTEM, INC.

2024 ANNUAL REPORT ON FORM 10-K

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

Description of Business

Landstar, is a technology-enabled, asset-light provider of integrated transportation management solutions delivering safe, specialized transportation services to a broad range of customers utilizing a network of agents, third party capacity providers and employees. The Company offers services to its customers across multiple transportation modes, with the ability to arrange for individual shipments of freight to comprehensive third party logistics solutions to meet all of a customer’s transportation needs. Landstar provides services principally throughout the United States and to a lesser extent in Canada and Mexico, and between the United States and Canada, Mexico and other countries around the world. The Company’s services emphasize safety, information coordination and customer service and are delivered through a network of approximately 1,050 independent commission sales agents and over 78,000 third party capacity providers, primarily truck capacity providers, linked together by a series of digital technologies which are provided and coordinated by the Company. The nature of the Company’s business is such that a significant portion of its operating costs varies directly with revenue.

Landstar markets its integrated transportation management solutions primarily through independent commission sales agents and exclusively utilizes third party capacity providers to transport customers’ freight. Landstar’s independent commission sales agents enter into contractual arrangements with the Company and are responsible for locating freight, making that freight available to Landstar’s capacity providers and coordinating the transportation of the freight with customers and capacity providers. The Company’s third party capacity providers consist of independent contractors who provide truck capacity to the Company under exclusive lease arrangements (the “BCO Independent Contractors”), unrelated trucking companies who provide truck capacity to the Company under non-exclusive contractual arrangements (the “Truck Brokerage Carriers”), air cargo carriers, ocean cargo carriers and railroads. Through this network of agents and capacity providers linked together by Landstar’s ecosystem of digital technologies, Landstar operates an integrated transportation management solutions business primarily throughout North America with revenue of $4.8 billion during the most recently completed fiscal year. The Company reports the results of two operating segments: the transportation logistics segment and the insurance segment.

Transportation Logistics Segment

The transportation logistics segment provides a wide range of integrated transportation management solutions. Transportation services are provided by Landstar’s “Operating Subsidiaries”: Landstar Ranger, Inc., Landstar Inway, Inc., Landstar Ligon, Inc., Landstar Gemini, Inc., Landstar Transportation Logistics, Inc., Landstar Global Logistics, Inc., Landstar Express America, Inc., Landstar Canada, Inc., Landstar Metro, S.A.P.I. de C.V., and Landstar Blue, LLC. Transportation services offered by the Company include truckload, less-than-truckload and other truck transportation, rail intermodal, air cargo, ocean cargo, expedited ground and air delivery of time-critical freight, heavy-haul/specialized, cold chain/temperature-controlled, U.S.-Canada and U.S.-Mexico cross-border, intra-Mexico, intra-Canada, project cargo and customs brokerage. Examples of the industries serviced by the transportation logistics segment include automotive parts and assemblies, consumer durables, building products, metals, chemicals, foodstuffs, heavy machinery, retail, electronics and military equipment and general commodities. In addition, the transportation logistics segment provides transportation services to other transportation companies, including third party logistics and less-than-truckload service providers. The independent commission sales agents market services provided by the transportation logistics segment. Billings for freight transportation services are typically charged to customers on a per shipment basis for the physical transportation of freight and are referred to as transportation revenue. See “Notes to Consolidated Financial Statements” for the amount of revenue from external customers and measure of profit attributable to the transportation logistics segment for the last three fiscal years.

Truck Transportation Services. The transportation logistics segment’s truck transportation services include a full array of truckload transportation for a wide range of commodities and, to a lesser degree, less-than-truckload and other truck transportation services. A significant portion of the Company’s truckload services is priced in the spot market and delivered over irregular or non-repetitive routes, while approximately 25% of the Company’s fiscal year 2024 truck transportation revenue was generated by BCO Independent Contractors utilizing Landstar provided trailing equipment, which frequently is used on more routine, regular routes. The Company utilizes a broad assortment of equipment, including dry and specialty vans of various sizes, unsided/platform trailers (including flatbeds, drop decks and specialty trailers) and temperature-controlled vans. Available truck transportation services also include short-to-long haul movement of containers by truck and expedited ground and dedicated power-only truck capacity. During fiscal year 2024, revenue generated by BCO Independent Contractors and Truck Brokerage Carriers was 38% and 52%, respectively, of consolidated revenue. Also, during fiscal year 2024, truck transportation revenue generated via van equipment and unsided/platform trailing equipment was 56% and 33%, respectively, of truck transportation revenue and less-than-truckload and other truck transportation revenue was 2% and 8%, respectively, of truck transportation revenue. The Company’s truck transportation services contributed 90% of consolidated revenue in fiscal year 2024, 91% of consolidated revenue in fiscal year 2023 and 89% of consolidated revenue in fiscal year 2022.

Rail Intermodal Services. The transportation logistics segment’s rail intermodal services operate with contracts with Class 1 domestic and Canadian railroads, certain short-line railroads and most major asset-based intermodal equipment providers, including agreements with stacktrain operators and container and trailing equipment companies. In addition, the transportation logistics segment’s rail intermodal services operate with contracts with a vast network of local trucking companies that handle pick-up and delivery of rail freight. These contracts provide the transportation logistics segment the ability to transport freight via rail throughout the United States, Canada and Mexico. The transportation logistics segment’s rail intermodal service capabilities include trailer on flat car, container on flat car, box car and railcar. The transportation logistics segment’s rail intermodal services contributed 2% of consolidated revenue in each of fiscal years 2024, 2023 and 2022.

Air and Ocean Services. The transportation logistics segment provides domestic and international air services and ocean services to its customers. The Company executes international air freight transportation as an International Air Transport Association (“IATA”) certified Indirect Air Carrier (“IAC”) and international ocean freight transportation as an Ocean Transportation Intermediary (“OTI”) licensed by the Federal Maritime Commission (“FMC”) as a non-vessel operating common carrier (“NVOCC”) and ocean freight forwarder. Through its network of independent commission sales agents, relationships within a global network of foreign transportation intermediaries and contracts with a number of airlines and ocean lines, the transportation logistics segment provides efficient and cost effective door-to-door transportation to most points in the world for a vast array of cargo types such as over-sized break bulk, consolidations, full container loads, less-than container loads and refrigerated freight. The transportation logistics segment’s air and ocean services contributed 6% of consolidated revenue in fiscal year 2024, 5% of consolidated revenue in fiscal year 2023 and 8% of consolidated revenue in fiscal year 2022.

Insurance Segment

The insurance segment is comprised of Signature Insurance Company (“Signature”), a wholly owned offshore insurance subsidiary, and Risk Management Claim Services, Inc. (“RMCS”). The insurance segment provides risk and claims management services to certain of Landstar’s Operating Subsidiaries. In addition, it reinsures certain risks of the Company’s BCO Independent Contractors and provides certain property and casualty insurance and reinsurance to certain of Landstar’s Operating Subsidiaries. Revenue at the insurance segment represents reinsurance premiums from third party insurance companies that provide insurance programs to BCO Independent Contractors where all or a portion of the risk of loss is ultimately borne by Signature. Revenue at the insurance segment represented approximately 1% of the Company’s consolidated revenue in each of fiscal years 2024, 2023 and 2022. See “Notes to Consolidated Financial Statements” for the amount of revenue from external customers and measure of profit attributable to the insurance segment for the last three fiscal years.

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

The independent commission sales agents use a variety of digital technologies provided by the Company to service the requirements of shippers. For truckload services, the Company’s independent commission sales agents primarily use a Landstar cloud-based platform to enter available freight, dispatch capacity and process most administrative tasks and then communicate that information to Landstar and its capacity providers. The Company’s cloud-based available truck platform provides a listing of available truck capacity to the Company’s independent commission sales agents. The Company also offers independent commission sales agents a variety of proprietary pricing, operational and financial tools via web or mobile applications. For modes of transportation other than truckload, the independent commission sales agents utilize both proprietary and third party information technology applications provided by the Company.

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

The Company had 485 and 524 agents that each generated at least $1 million in Landstar revenue (the “Million Dollar Agents”) during fiscal years 2024 and 2023, respectively. Landstar revenue from the Million Dollar Agents in the aggregate represented 94% and 95% of consolidated revenue in 2024 and 2023, respectively. Included among the Company’s Million Dollar Agents, the Company had 81 independent sales agencies that generated at least $10 million in Landstar revenue during the 2024 fiscal year, which in aggregate comprised approximately 67% of Landstar’s consolidated revenue. Management believes that the majority of the Million Dollar Agents choose to represent the Company exclusively. Historically, the Company has experienced very few terminations of its Million Dollar Agents, whether such terminations are initiated by the agent or the Company. Annual terminations of Million Dollar Agents have typically been less than 3% of the total number of Million Dollar Agents.

Third Party Capacity

The Company relies exclusively on independent third parties for its hauling capacity other than for trailing equipment owned or leased by the Company and utilized primarily by the BCO Independent Contractors. These third party transportation capacity providers consist of BCO Independent Contractors, Truck Brokerage Carriers, air and ocean cargo carriers and railroads. Landstar’s use of capacity provided by third parties allows it to maintain a lower level of capital investment, resulting in lower fixed costs and a higher return on invested capital. During fiscal year 2024, revenue generated by BCO Independent Contractors, Truck Brokerage Carriers and railroads represented approximately 38%, 52% and 2%, respectively, of the Company’s consolidated revenue. Collectively, revenue generated by air and ocean cargo carriers represented approximately 6% of the Company’s consolidated revenue during fiscal year 2024. Historically, variable contribution margin (defined as variable contribution, which is defined as revenue less variable costs of revenue, divided by revenue) generated from freight hauled by BCO Independent Contractors has been greater than that from freight hauled by other third party capacity providers. However, the Company’s insurance and claims costs, depreciation costs and other operating costs are incurred primarily in support of BCO Independent Contractor capacity. In addition, as further described in the “Corporate Services” section that follows, the Company incurs significantly higher selling, general and administrative costs in support of BCO Independent Contractor capacity as compared to the other modes of transportation. Purchased transportation costs are recognized over the freight transit period as the performance obligation to the customer is completed.

BCO Independent Contractors. Management believes the Company has the largest fleet of truckload BCO Independent Contractors in the United States. BCO Independent Contractors provide truck capacity to the Company under exclusive lease arrangements. Each BCO Independent Contractor operates under the motor carrier operating authority issued by the U.S. Department of Transportation (“DOT”) to Landstar’s Operating Subsidiary to which such BCO Independent Contractor provides services and has leased his or her equipment. The Company’s network of BCO Independent Contractors provides marketing, operating, customer service, safety, freight security, recruiting and retention advantages to the Company.

The Company’s BCO Independent Contractors are compensated primarily based on a contractually agreed-upon percentage of revenue generated by loads they haul. This percentage generally ranges from 62% to 70% where the BCO Independent Contractor provides only a tractor and 73% to 77% where the BCO Independent Contractor provides both a tractor and trailing equipment. The BCO Independent Contractor must pay substantially all of the expenses of operating his/her equipment, including driver wages and benefits, fuel, physical damage insurance, maintenance, highway use taxes and debt service, if applicable. The Company passes 100% of fuel surcharges billed to customers for freight hauled by BCO Independent Contractors to its BCO Independent Contractors. During fiscal year 2024, the Company billed customers $253 million in fuel surcharges and passed 100% of such fuel surcharges to the BCO Independent Contractors. These fuel surcharges are excluded from revenue and the cost of purchased transportation.

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

The number of trucks provided to the Company by BCO Independent Contractors was 8,843 at December 28, 2024, compared to 9,809 at December 30, 2023. At December 28, 2024, approximately 97% of the trucks provided by BCO Independent Contractors were provided by BCO Independent Contractors who provided five or fewer trucks to the Company. The number of trucks provided by BCO Independent Contractors fluctuates daily as a result of truck recruiting and truck terminations. The Company recruited fewer trucks in fiscal year 2024 than in fiscal year 2023. The Company also terminated fewer trucks in fiscal year 2024 than in fiscal year 2023. However, the decrease in the number of trucks recruited was larger than the decrease in the number of trucks terminated, resulting in an overall net decrease of 966 trucks during fiscal year 2024. Landstar’s BCO Independent Contractor truck turnover was approximately 35% in fiscal year 2024, compared to 41% in fiscal year 2023. Approximately 32% of 2024 turnover was attributable to BCO Independent Contractors who had been with the Company for less than one year. Management believes the factors that have historically favorably impacted turnover include the Company’s extensive agent network, the quantity and quality of available freight, the proprietary technology-based tools the Company makes available to BCO Independent Contractors to empower them to manage their businesses, the Company’s programs to reduce the operating costs of its BCO Independent Contractors and Landstar’s reputation for quality, safety, service, reliability and financial strength. Increasing revenue per load on a sequential basis historically has had a favorable impact on BCO Independent Contractor turnover. During fiscal year 2024, revenue per load on loads hauled by BCO Independent Contractors sequentially increased in the second, third and fourth fiscal quarters.

Truck Brokerage Carriers. At December 28, 2024, the Company maintained a database of over 70,000 approved Truck Brokerage Carriers who provide truck capacity to the Company. Truck Brokerage Carriers provide truck capacity to the Company under non-exclusive contractual arrangements and each operates under its own DOT-issued motor carrier operating authority. Truck Brokerage Carriers are paid either a negotiated rate for each load hauled or, to a lesser extent, a contractually agreed-upon fixed rate per load. The Company recruits, approves, establishes contracts with and tracks safety ratings and service records of these third party trucking companies. In addition to providing additional capacity to the Company, the use of Truck Brokerage Carriers enables the Company to pursue different types and quality of freight such as short-haul traffic, less-than-truckload and, in certain instances, lower-priced freight that generally would not be desirable to the Company’s BCO Independent Contractors.

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

Trailing Equipment

The Company offers its customers a large and diverse fleet of trailing equipment. The following table illustrates the mix of the trailing equipment as of December 28, 2024, either provided by the BCO Independent Contractors or owned or leased by the Company and made available primarily to BCO Independent Contractors. The Company also provides power-only services, as reported in other truck transportation revenue, utilizing trailing equipment generally provided by the shipper or other third party. In general, Truck Brokerage Carriers utilize their own trailing equipment when providing transportation services on behalf of Landstar. Power-only and Truck Brokerage Carrier trailing equipment is not included in the following table:

Trailers by Type
Van	14,788
Unsided/platform, including flatbeds, step decks, drop decks and low boys	2,718
Temperature-controlled	161

Total	17,667

Specialized services offered by the Company include those provided by a large fleet of platform trailers and multi-axle trailers capable of hauling extremely heavy or oversized loads. Management believes the Company, along with its network of capacity providers, offers one of the largest fleets of heavy/specialized trailing equipment in North America.

At December 28, 2024, 14,225 of the trailers available to the BCO Independent Contractors were owned by the Company and 184 were rented. In addition, at December 28, 2024, 3,258 trailers were provided by the BCO Independent Contractors. Approximately 25% of Landstar’s truck transportation revenue was generated on Landstar-provided trailing equipment during fiscal year 2024.

Customers

The Company’s customer base is highly diversified and dispersed across many industries, commodities and geographic regions. The Company’s top 100 customers accounted for approximately 46% of consolidated revenue during both fiscal years 2024 and 2023. Management believes that the Company’s overall size, ecosystem of digital technologies and applications, geographic coverage, access to equipment and diverse service capability offer the Company significant competitive marketing and operating advantages. These advantages allow the Company to meet the needs of even the largest shippers. Larger shippers often consider reducing the number of authorized carriers they use in favor of a small number of “core carriers,” such as the Company, whose size and diverse service capabilities enable these core carriers to satisfy most of the shippers’ transportation needs. The Company’s national account customers include the United States Department of Defense and many of the companies included in the Fortune 500. Large shippers also use third party logistics providers (“3PLs”) to outsource the management and coordination of their transportation needs. 3PLs and other transportation companies also utilize the Company’s available transportation capacity to satisfy their obligations to their shippers. There were 10 transportation service providers, including 3PLs, included in the Company’s top 25 customers for fiscal year 2024. Management believes the Company’s network of agents and third party capacity providers allows it to efficiently attract and service smaller shippers which may not be as desirable to other large transportation providers (see above under “Agent Network”). No customer accounted for more than 7% of the Company’s 2024 revenue.

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

Management believes leadership in the development, operation and support of an ecosystem of digital technologies and applications is an ongoing part of providing high quality service. The Company has engaged in a multi-year effort to implement a comprehensive strategy focused on the long-term development of leading edge digital tools to empower participants in our network to succeed in the technology-driven transportation logistics marketplace. As a result of this strategy, the Company offers the following tools to participants within our network:

•	Landstar TMS: A cloud-based platform for truckload freight agent workflow.

•	Blue TMS: A cloud-based platform built specifically to service the truckload brokerage contract services market.

•

Analytics: A suite of business intelligence applications powered by Microsoft Power BI for independent sales agents and BCO Independent Contractors to access information and identify trends in their businesses.

•

Pricing Tools: Landstar-proprietary pricing application developed with data scientists using historical Company information and third party pricing data to provide independent commission sales agents with near real time market data.

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

Since the launch of this initiative in 2016, the Company has invested approximately $192 million in this strategic development effort, including approximately $34 million and $35 million, respectively, in fiscal years 2024 and 2023.

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

Management believes that competition for freight transported by the Company is based on service, efficiency, safety, freight security and freight rates, which are influenced significantly by the economic environment, particularly the amount of available transportation capacity and freight demand. Management believes that Landstar’s overall size, service offerings and availability of a wide range of equipment, together with its geographically dispersed local independent agent network, present the Company with significant competitive advantages over many transportation and logistics service providers.

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

The Company also maintains third party insurance arrangements providing excess coverage for commercial trucking liabilities in excess of $10 million. These third party arrangements provide coverage on a per occurrence or aggregated basis. Over the past decade, there has been a significant increase in the prevalence of trials in courts throughout the United States involving catastrophic injury and fatality claims against commercial motor carriers that have resulted in verdicts in excess of $10 million. Within the transportation logistics industry, these verdicts are often referred to as “Nuclear Verdicts.” The increase in Nuclear Verdicts has had a significant impact on the cost of commercial auto liability claims throughout the United States. Due to the increasing cost of commercial auto liability claims, the availability of excess coverage has significantly decreased, and the pricing associated with such excess coverage, to the extent available, has significantly increased. Since the annual policy year ended April 30, 2020, as compared to the annual policy year ending April 30, 2025, the Company experienced an increase of approximately $22 million, or over 400%, in the premiums charged by third party insurance companies to the Company for excess coverage for commercial trucking liabilities in excess of $10 million.

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

Within the Company’s third party insurance arrangements providing excess coverage for commercial trucking liabilities, structured arrangements with third party reinsurers within a specific loss layer may include provisions that require additional payments of premium in the event of unfavorable loss experience or a refund of premium in the event of favorable loss experience. With respect to one such three year commercial auto liability reinsurance arrangement relating to certain excess claims incurred between May 1, 2020 through April 30, 2023, it is anticipated that during the 2025 second fiscal quarter, the Company will receive a $12,000,000 cash payment from a third party reinsurance provider in the form of a “no claims bonus” due to favorable loss experience during the policy period. The Company intends to record the receipt of this payment as a deferred gain on the balance sheet until such time as all underlying claims with exposure under the applicable excess layer insurance arrangement are resolved and the gain can be recognized.

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

Further, the Company retains liability of up to $2,000,000 for each general liability claim, $250,000 for each workers’ compensation claim and $250,000 for each cargo claim. In recent years, the amount of cargo theft throughout the freight transportation and logistics supply chain in the United States has significantly increased. The Company has experienced, and may continue to experience, increases in the amount of cargo theft, resulting in increased exposure to liability from cargo claims. In addition, under reinsurance arrangements by Signature of certain risks of the Company’s BCO Independent Contractors, the Company retains liability of up to $500,000, $1,000,000 or $2,000,000 with respect to certain occupational accident claims and up to $750,000 with respect to certain workers’ compensation claims. The Company’s exposure to liability associated with accidents incurred by Truck Brokerage Carriers, railroads and air and ocean cargo carriers who transport freight on behalf of the Company is reduced by various legal defenses and other factors including the extent to which such carriers maintain their own insurance coverage. A material increase in the frequency or severity of accidents, cargo claims, including further increases in the amount of cargo theft, or workers’ compensation claims or the material unfavorable development of existing claims could have a material adverse effect on Landstar’s cost of insurance and claims and its results of operations.

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

As of December 28, 2024, the Company and its subsidiaries employed 1,441 individuals. Two Landstar Ranger drivers (out of a Company total of approximately 8,843 drivers for BCO Independent Contractors) are members of the International Brotherhood of Teamsters. The turnover rate for Landstar employees located in the United States and Canada was 12% in 2024, 14% in 2023 and 17% in 2022. The Company considers relations with its employees to be good.

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

At our core, Landstar is about providing opportunity to qualified candidates and employees regardless of background. We do not tolerate discriminatory behavior and strongly believe that diverse perspectives and a collaborative culture lead to better business outcomes. The Company complies with all applicable federal and state laws pertaining to employment.

Our management teams and all of our employees are expected to exhibit and promote honest, ethical and respectful conduct in the workplace. All of our employees must adhere to a code of ethics and employee compliance code that set standards for appropriate behavior and includes required annual training.

As of the end of 2024, a majority of the Company’s employees work remotely or on a hybrid basis.

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

The Company also maintains third party insurance arrangements providing excess coverage for commercial trucking liabilities in excess of $10 million. These third party arrangements provide coverage on a per occurrence or aggregated basis. Over the past decade, there has been a significant increase in the prevalence of trials in courts throughout the United States involving catastrophic injury and fatality claims against commercial motor carriers that have resulted in verdicts in excess of $10 million. Within the transportation logistics industry, these verdicts are often referred to as “Nuclear Verdicts.” The increase in Nuclear Verdicts has had a significant impact on the cost of commercial auto liability claims throughout the United States. Due to the increasing cost of commercial auto liability claims, the availability of excess coverage has significantly decreased, and the pricing associated with such excess coverage, to the extent available, has significantly increased. Since the annual policy year ended April 30, 2020, as compared to the annual policy year ending April 30, 2025, the Company experienced an increase of approximately $22 million, or over 400%, in the premiums charged by third party insurance companies to the Company for excess coverage for commercial trucking liabilities in excess of $10 million.

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

Further, the Company retains liability of up to $2,000,000 for each general liability claim, $250,000 for each workers’ compensation claim and $250,000 for each cargo claim. In recent years, the amount of cargo theft throughout the freight transportation and logistics supply chain in the United States has significantly increased. The Company has experienced, and may continue to experience, increases in the amount of cargo theft, resulting in increased exposure to liability from cargo claims. In addition, under reinsurance arrangements by Signature of certain risks of the Company’s BCO Independent Contractors, the Company retains liability of up to $500,000, $1,000,000 or $2,000,000 with respect to certain occupational accident claims and up to $750,000 with respect to certain workers’ compensation claims. The Company’s exposure to liability associated with accidents incurred by Truck Brokerage Carriers, railroads and air and ocean cargo carriers who transport freight on behalf of the Company is reduced by various legal defenses and other factors including the extent to which such carriers maintain their own insurance coverage. A material increase in the frequency or severity of accidents, cargo claims, including further increases in the amount of cargo theft, or workers’ compensation claims or the material unfavorable development of existing claims could have a material adverse effect on Landstar’s cost of insurance and claims and its results of operations.

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

Dependence on independent commission sales agents. As noted above in Item 1, “Business — Factors Significant to the Company’s Operations — Agent Network,” the Company markets its services primarily through independent commission sales agents. During fiscal year 2024, 485 agents generated revenue for Landstar of at least $1 million each, or in the aggregate approximately 94% of Landstar’s consolidated revenue. Included among these Million Dollar Agents, 81 agents generated at least $10,000,000 of Landstar revenue during the 2024 fiscal year, or in the aggregate approximately 67% of Landstar’s consolidated revenue. Of these larger agencies, one such Landstar independent commission sales agency, itself with a very diversified customer base, generated approximately $470,000,000, or 10%, of Landstar’s consolidated revenue and approximately 5% of Landstar’s consolidated variable contribution in fiscal year 2024.

A number of these larger agencies, including the largest of Landstar’s independent commission sales agents by revenue, maintain administrative operations in countries outside of North America where the risks may be different than in the United States or Canada due to geopolitical, legal or other risks associated with maintaining administrative operations in such foreign jurisdictions. There can be no assurance regarding the potential disruption and impact adverse geopolitical developments in these foreign jurisdictions could have on the ability of certain large independent commission sales agents to generate and maintain administrative operations in support of significant amounts of Landstar revenue. As disclosed in a Current Report on Form 8-K filed by the Company on February 28, 2022, the largest Landstar independent commission sales agency by revenue referenced above, while based in the United States, has significant administrative operations located in Ukraine. The administrative operations of this agency were significantly disrupted during the onset of the Russian invasion of Ukraine and continue to be affected by the ongoing conflict. The Company also has another of its largest independent commission sales agencies, as measured by revenue, that is based in the United States but conducts a portion of its administrative operations in western Ukraine. Russian efforts to destroy infrastructure throughout Ukraine has impacted the availability of electricity and other basic utilities at various times throughout the country. The priority for Landstar and both of these agencies is the safety and well-being of these agencies’ Ukrainian workforces and their families. No assurances can be provided regarding the conflict between Russia and Ukraine and the extent of potential future operational disruption the conflict may have on either of these Landstar agencies and the related impact of these disruptions on the Company.

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

Disruptions or failures in the Company’s computer systems; cyber and other information security incidents. As noted above in Item 1, “Business — Factors Significant to the Company’s Operations — Technology,” the Company’s information technology systems used in connection with its operations are located in Jacksonville, Florida and to a lesser extent in Rockford, Illinois. In addition, the Company utilizes several third party data centers throughout the United States. Landstar relies, in the regular course of its business, on the proper operation of its information technology systems to link its extensive network of customers, employees, agents and third party capacity providers, including its BCO Independent Contractors. Moreover, a majority of the Company’s employees work remotely or on a hybrid basis. Although the Company has redundant systems for its critical operations, any significant disruption or failure of its technology systems or those of third party data centers on which it relies could significantly disrupt the Company’s operations and impose significant costs on the Company. Moreover, it is critical that the data processed by or stored in the Company’s information technology systems or otherwise in the Company’s possession remain confidential, as it often includes confidential, proprietary and/or competitively sensitive information regarding our customers, employees, agents and third party capacity providers, key financial and operational results and statistics, and our strategic plans, including technology innovations, developments and enhancements. Cyber incidents that impact the security, availability, reliability, speed, accuracy or other proper functioning of these systems and data, including outages, computer viruses, break-ins and similar disruptions, could have a significant impact on our operations. Accordingly, information security and the continued development and enhancement of the controls and processes designed to protect our systems, computers, software, data and networks from attack, damage or unauthorized access remain a priority for us. Our information systems and those of our third party service providers have been, and will likely continue to be, targeted by or subject to viruses, malware or other malicious codes, unauthorized access, cyber-attacks, cyber frauds, ransomware or other unauthorized occurrences which jeopardize the confidentiality, integrity or availability of our information or information systems. Cybersecurity threats are rapidly evolving and those threats and the means for obtaining access to our systems are becoming increasingly sophisticated. Cybersecurity threats can originate from a wide variety of sources including terrorists, nation states, financially motivated actors, hacktivists, internal actors, or third parties, such as external service providers or other third parties who may use an external service provider as a conduit to access our systems, and the techniques used change frequently and often are not recognized until after they have been launched. The rapid evolution and increased adoption of artificial intelligence technologies may intensify our cybersecurity risks including the deployment of artificial intelligence technologies by threat actors. Although we believe that we have robust security procedures and other safeguards in place, as threats continue to evolve, we may be required to expend additional resources to continue to enhance our information security measures and/or to investigate and remediate any security vulnerabilities. At any given time, we face known and unknown cybersecurity risks and threats that are not fully mitigated, and we may discover vulnerabilities as we continuously work to enhance our cybersecurity risk management program. A significant incident, including system failure, security breach, disruption by malware or ransomware, or other damage, could interrupt or delay our operations, damage our reputation with customers, agents, third party capacity providers, employees, vendors, investors or other stakeholders, cause a loss of customers, agents and/or third party capacity providers, expose us to a risk of loss or litigation, and/or cause us to incur significant time and expense to remedy such an event, any of which could have a material adverse impact on our results of operations and financial condition.

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

Adoption of artificial intelligence (“AI”). The adoption of AI and other emerging technologies may become significant to operating results in the future. While AI and other technologies may offer substantial benefits, they may also introduce additional risk. If we are unable to successfully adapt to, implement and utilize such emerging technologies as effectively as competitors, our results of operations may be negatively affected.

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

In addition, Landstar hauls a significant number of shipments that have either been imported into the United States or are destined for export from the United States. There is significant uncertainty in the marketplace as to the potential actions of the U.S. government with respect to international trade policy and the potential for significant tariffs to be enacted, particularly with respect to trade between the United States and, respectively, Mexico, Canada and China. Any decision by the U.S. government to adopt actions such as an increase in tariffs or customs duties, a border tax on imports, the renegotiation of U.S. trade agreements, in particular, the United States-Mexico-Canada Agreement, or any other action that could have a negative impact on international trade could cause a reduction in the volume of freight shipped by many Landstar customers. Any changes in tax and trade policies in the United States and corresponding actions by other countries, including a retaliatory increase in tariffs on goods destined for export from the United States, could adversely affect our financial performance.

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

In addition, competition in our industry, historically, has created downward pressure on freight rates. Many large shippers use 3PLs other than the Company to outsource the management and coordination of their transportation needs rather than directly arrange for transportation services with carriers. As noted above, there were 10 transportation service providers, including 3PLs, included in the Company’s top 25 customers for the fiscal year ended December 28, 2024. Usage by large shippers of 3PLs often provides carriers, such as the Company, with a less direct relationship with the shipper and, as a result, may increase pressure on freight rates while making it more difficult for the Company to compete primarily based on service and efficiency. A prolonged decrease in freight rates could have a material adverse effect on Landstar, including its revenue and operating income.

Legal, Tax, Regulatory and Compliance Risks

Status of independent contractors. For many years, the topic of the classification of individuals as employees or independent contractors has garnered significant attention among federal and state regulators as well as the plaintiffs’ bar. Various legislative or regulatory proposals have been introduced at the federal and state levels that may affect the classification status of individuals as independent contractors or employees for either employment tax purposes (e.g., withholding, social security, Medicare and unemployment taxes) or other benefits available to employees (most notably, workers’ compensation benefits). Certain states (most prominently, California) have experienced significant activity by tax and other regulators and numerous class action lawsuits filed against transportation companies that engage independent contractors.

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

The Company classifies its BCO Independent Contractors and independent commission sales agents as independent contractors for all purposes, including employment tax and employee benefits. There can be no assurance that legislative, judicial, administrative or regulatory (including tax) authorities will not introduce proposals or assert interpretations of existing rules and regulations that would change the employee/independent contractor classification of BCO Independent Contractors or independent commission sales agents doing business with the Company. Certain states, most notably California, have enacted laws codifying the strict “ABC” test for purposes of determining a worker’s status as an independent contractor or employee under that state’s law. Versions of the ABC test have existed in a number of other states over the years and have been challenged in various courts as violating the federal government’s exclusive right to regulate trucking in certain areas of law and interstate commerce. The Company monitors these laws and what steps may be necessary or advisable to adapt to a changing legal and regulatory environment. Nevertheless, there remains significant uncertainty regarding how these types of laws will be interpreted and enforced by state and local governments as well as by courts.

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

In particular, the FMCSA may propose regulatory changes that affect the operation of commercial motor carriers across the United States. It is difficult to predict in what form FMCSA regulations may be implemented, modified or enforced and what impact any such regulations may have on motor carrier operations or the aggregate number of trucks that provide hauling capacity to the Company. No assurances can be given with respect to what impact new or revised motor carrier oversight programs implemented by the FMCSA could have on the Company, its motor carrier operations or the aggregate number of trucks that provide hauling capacity to the Company.

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

Regulations requiring the purchase and use of zero-emission vehicles (“ZEVs”). Currently, the long-haul trucking industry in North America is diesel-fuel based and long-haul trucking operations powered by electricity, natural gas, or hydrogen-based powertrains rather than diesel are not commercially feasible at scale in North America. Significant challenges remain with respect to the economic feasibility of these trucks and the further development of this technology is necessary considering power, torque, range, efficiency and other aspects of long-haul trucking operations. Moreover, the extensive nationwide charging/fueling infrastructure and maintenance network that would be necessary to support such operations does not exist. Nevertheless, federal, state and local governmental agencies may engage in efforts to support legislation and regulations mandating the transition of diesel-fuel based commercial motor vehicles, such as Class 8 tractors operated by the Company’s BCO Independent Contractors and Truck Brokerage Carriers, to ZEVs. For example, CARB has adopted a regulation, the Advanced Clean Trucks (“ACT”) regulation intended to accelerate a large-scale transition to medium-and heavy-duty ZEVs. The regulation includes a manufacturer sales requirement and a reporting requirement that applies to large employers including retailers, manufacturers, brokers and others, as well as fleet owners with 50 or more trucks operating in California. The following states have also adopted the ACT regulation: Colorado, Maryland, Massachusetts, New Jersey, New Mexico, New York, Oregon, Rhode Island, Vermont and Washington.

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

Moreover, irrespective of the enactment of these types of regulations, no assurances can be provided that the technology advancements that will need to occur to make ZEVs commercially viable for long-haul trucking or the extensive nationwide charging/fueling infrastructure and maintenance network that would be necessary to support such operations will develop in the time frame that would be necessary to enable efforts to comply with legislative or regulatory mandates requiring the transition of diesel fuel-based vehicles to ZEVs. It is not expected that long-haul trucking operations powered by electricity, natural gas, or hydrogen-based powertrains rather than diesel will become commercially viable at scale throughout North America in the next five years. However, as various technology alternatives continue to develop and mature and investment in infrastructure continues, local or regional service in certain geographic areas utilizing Class 8 tractors powered by electricity, natural gas, or hydrogen-based powertrains may become commercially viable in such time frame. Landstar intends to continue to actively monitor developments in the trucking industry related to the design, manufacture, operation, and support of heavy-duty trucks powered by electricity, natural gas, or hydrogen-based powertrains in order to consider the implementation of initiatives involving those technologies, as those technologies and the related infrastructure needed to support them may mature in the future. An increase in costs to implement these initiatives without a corresponding increase in price to the customer could adversely affect Landstar, including its results of operations and financial condition.

General Risk Factors

Potential changes in taxes. From time to time, various legislative proposals are introduced to increase federal, state, or local taxes. The Company cannot predict whether, or in what form, any increase in corporate income tax rates, state tax rates, taxes related to the procurement of insurance, motor fuel tax rates or other tax rates applicable to the transportation services provided by the Company will be enacted and, if enacted, how such increased tax rates may impact the Company. As an example, for every 100 basis point increase in the U.S. corporate income tax rate, the Company would recognize a one-time tax charge of approximately $800,000 in connection with revaluing its ending net deferred tax liabilities at December 28, 2024. With respect to potential increases in fuel and similar taxes, it is unclear whether or not the Company’s Truck Brokerage Carriers would attempt to pass the increase on to the Company or if the Company will be able to reflect this potential increased cost of capacity, if any, in prices to customers. Any such increase in fuel taxes, without a corresponding increase in price to the customer, could have a material adverse effect on Landstar, including its results of operations and financial condition. Moreover, competition from other transportation service companies including those that provide non-trucking modes of transportation would likely increase if state or federal taxes on fuel were to increase without a corresponding increase in taxes imposed upon other modes of transportation.

On August 16, 2022, the Inflation Reduction Act was signed into law and established a one percent excise tax on stock repurchases made by publicly traded U.S. corporations. This provision was effective for tax years beginning after December 31, 2022. Accrued excise tax of $717,000 was included in other current liabilities in the consolidated balance sheet at December 28, 2024. The excise tax could have an adverse effect on the Company’s cash flows in future years.

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
Our enterprise risk management program reports at least quarterly to the Management Risk Committee and considers cybersecurity threat risks alongside other types of risks as part of our overall risk assessment process. The Management Risk Committee consists of those members of executive management of the Company with ultimate responsibility for the Company’s enterprise risk management practices. Members of the Management Risk Committee regularly engage in discussions and meetings relating to cybersecurity risk management and strategy processes and the prevention, detection, mitigation and remediation of cybersecurity incidents. Members of our IT department collaborate with the Management Risk Committee, as necessary, to gather insights for identifying and assessing cybersecurity threats, their severity, and potential mitigations. Our cybersecurity risk management and strategy processes are led by the Chief Information Officer and the Vice President of Network Services, who are each members of the Management Risk Committee
.
In particular, the Vice President of Network Services leads a team of IT professionals that includes individuals with significant cybersecurity expertise. The Vice President of Network Services has over 27 years of experience in various roles with the Company as well as with the U.S. Army involving managing information security, developing cybersecurity strategy, implementing effective information and cybersecurity programs. The team of IT professionals led by the Vice President of Network Services includes individuals with relevant degrees and certifications, including Certified Information Security Systems Professional (CISSP), GIAC Foundational Cybersecurity Technologies (GFACT), GIAC Certified Incident Handler Certification (GCIH), GIAC Security Essentials (GSEC), ITIL 4 Foundations, Qualys Certified Specialist - Vulnerability Management Detection & Response, Microsoft Technology Associate: Security Fundamentals, Google Cloud Certified: Professional Cloud Security Engineer, Cisco Certified CyberOps Associate, Cisco Certified Network Associate (CCNA), CompTIA Security+, and CompTIA Pentest+.
The Company also regularly engages with consultants, auditors, and other third parties, including by having an independent third party Qualified Security Assessor review our cybersecurity program twice each year to help identify areas for continued focus and enhancement. These third parties analyze data on the interactions of users of our information technology resources, including employees, and conduct penetration tests and vulnerability scanning exercises to assess the performance of our cybersecurity controls, systems and processes.
Our cybersecurity risk management processes also address risks associated with our use of third party service providers, including those who have access to our employee data or our systems that support customers and our network of independent commission sales agents and third party capacity providers. Third party risks are included within our enterprise risk management assessment program, as well as our cybersecurity-specific risk identification program. Cybersecurity considerations affect the selection and oversight of our third party service providers. We perform diligence on third parties that have access to our systems, data or facilities that house such systems or data, and continually monitor cybersecurity threats identified through such diligence. Additionally, we may require certain third parties to agree by contract to manage their cybersecurity risks in specified ways, and to agree to be subject to cybersecurity audits, which we conduct as appropriate.
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

Cybersecurity is an important part of our risk management processes and an area of focus for our Board and management. The Safety and Risk Committee of the Board is responsible for the oversight of risks from cybersecurity threats. At least semi-annually, the Management Risk Committee and, subsequently, the Safety and Risk Committee of the Board receive an overview of our cybersecurity threat risk management and strategy processes from the Chief Information Officer and the Vice President of Network Services. These sessions typically cover topics such as data security posture, results from third party assessments, progress towards risk-mitigation-related goals, our incident response plan, cybersecurity vendors and products, and material risks from cybersecurity threats, incidents and developments, as well as the steps management has taken to respond to such risks. Material cybersecurity threat risks are also considered during separate Board and Board committee meeting discussions relating to matters such as enterprise risk management, IT strategy, internal controls over financial reporting and business continuity planning.
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
or replaced at an acceptable cost.
Item 3.
Legal Proceedings
See
Item 7, “
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Legal Proceedings
."
Item 4.
Mine Safety Disclosures
Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Common Stock of the Company is listed and traded on the NASDAQ Global Select Market under the symbol “LSTR.”

The reported last sale price per share of the Common Stock as reported on the NASDAQ Global Select Market on January 24, 2025 was $173.04 per share. As of such date, Landstar had 35,316,073 shares of Common Stock outstanding and had 136 stockholders of record of its Common Stock. However, the Company estimates that it has a significantly greater number of stockholders because a substantial number of the Company’s shares are held by brokers or dealers for their customers in street name.

Purchases of Equity Securities by the Company

The following table provides information regarding the Company’s purchase of its Common Stock during the period from September 29, 2024 to December 28, 2024, the Company’s fourth fiscal quarter:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares That May Yet Be Purchased Under the Programs
September 28, 2024				2,563,081
Sept. 29, 2024 – Oct. 26, 2024	—	$—	—	2,563,081
Oct. 27, 2024 – Nov. 23, 2024	15,100	178.96	15,100	2,547,981
Nov. 24, 2024 – Dec. 28, 2024	—	—	—	2,547,981

Total	15,100	$178.96	15,100

(1)	The average price paid per share does not include the 1% excise tax on net stock repurchases, as applicable.

On December 7, 2021, the Landstar System, Inc. Board of Directors authorized the Company to purchase up to 1,912,824 shares of the Company’s Common Stock from time to time in the open market and in privately negotiated transactions. On December 6, 2022, the Landstar System, Inc. Board of Directors authorized the Company to purchase up to 1,900,826 additional shares of the Company’s Common Stock from time to time in the open market and in privately negotiated transactions. On December 4, 2023, the Landstar System, Inc. Board of Directors authorized the Company to purchase up to 319,332 additional shares of its Common Stock from time to time in the open market and in privately negotiated transactions under its share purchase program. As of December 28, 2024, the Company had authorization to purchase in the aggregate up to 2,547,981 shares of its Common Stock under these programs. No specific expiration date has been assigned to the December 7, 2021, December 6, 2022 or December 4, 2023 authorizations.

Equity Compensation Plan Information

The Company maintains a stock compensation plan for members of its Board of Directors, the 2022 Directors Stock Compensation Plan (the “2022 DSCP”), and an employee equity incentive plan, the 2011 Equity Incentive Plan (the “2011 EIP”). The following table presents information related to securities authorized for issuance under these plans at December 28, 2024:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted-average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Security Holders	0	0	2,981,152
Equity Compensation Plans Not Approved by Security Holders	0	0	0

Under the 2011 EIP, the issuance of (i) a non-vested share of Landstar Common Stock issued in the form of restricted stock and (ii) a share of Landstar Common Stock issued upon the vesting of a previously granted restricted stock unit each counts as the issuance of two securities against the number of securities available for future issuance. Included in the number of securities remaining available for future issuance under equity compensation plans were 181,450 shares of Common Stock reserved for issuance under the 2022 DSCP.

Financial Model Shareholder Returns

The following graph illustrates the return that would have been realized, assuming reinvestment of dividends, by an investor who invested $100 in each of the Company’s Common Stock, the Standard and Poor’s 500 Stock Index and the Dow Jones Transportation Stock Index for the period commencing December 28, 2019 through December 28, 2024.

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following is a “safe harbor” statement under the Private Securities Litigation Reform Act of 1995. Statements contained in this document that are not based on historical facts are “forward-looking statements.” This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Form 10-K contain forward-looking statements, such as statements which relate to Landstar’s business objectives, plans, strategies and expectations. Terms such as “anticipates,” “believes,” “estimates,” “intention,” “expects,” “plans,” “predicts,” “may,” “should,” “could,” “will,” the negative thereof and similar expressions are intended to identify forward-looking statements. Such statements are by nature subject to uncertainties and risks, including but not limited to: an increase in the frequency or severity of accidents or other claims; unfavorable development of existing accident claims; dependence on third party insurance companies; dependence on independent commission sales agents; dependence on third party capacity providers; the impact of the Russian conflict with Ukraine on the operations of certain independent commission sales agents, including the Company’s largest such agent by revenue in the 2024 fiscal year; decreased demand for transportation services; U.S. trade relationships; substantial industry competition; disruptions or failures in the Company’s computer systems; cyber and other information security incidents; dependence on key vendors; potential changes in taxes; status of independent contractors; regulatory and legislative changes; regulations focused on diesel emissions and other air quality matters; regulations requiring the purchase and use of zero-emission vehicles; intellectual property; and other operational, financial or legal risks or uncertainties detailed in this and Landstar’s other SEC filings from time to time and described in Item 1A in this Form 10-K under the heading “Risk Factors.” These risks and uncertainties could cause actual results or events to differ materially from historical results or those anticipated. Investors should not place undue reliance on such forward-looking statements and the Company undertakes no obligation to publicly update or revise any forward-looking statements.

Introduction

Landstar System, Inc. and its subsidiary, Landstar System Holdings, Inc. (collectively referred to herein with their subsidiaries and other affiliated companies as “Landstar” or the “Company”), is a technology-enabled, asset-light provider of integrated transportation management solutions delivering safe, specialized transportation services to a broad range of customers utilizing a network of agents, third party capacity providers and employees. The Company offers services to its customers across multiple transportation modes, with the ability to arrange for individual shipments of freight to comprehensive third party logistics solutions to meet all of a customer’s transportation needs. Landstar provides services principally throughout the United States and to a lesser extent in Canada and Mexico, and between the United States and Canada, Mexico and other countries around the world. The Company’s services emphasize safety, information coordination and customer service and are delivered through a network of approximately 1,050 independent commission sales agents and over 78,000 third party capacity providers, primarily truck capacity providers, linked together by a series of digital technologies which are provided and coordinated by the Company. The nature of the Company’s business is such that a significant portion of its operating costs varies directly with revenue.

Landstar markets its integrated transportation management solutions primarily through independent commission sales agents and exclusively utilizes third party capacity providers to transport customers’ freight. Landstar’s independent commission sales agents enter into contractual arrangements with the Company and are responsible for locating freight, making that freight available to Landstar’s capacity providers and coordinating the transportation of the freight with customers and capacity providers. The Company’s third party capacity providers consist of independent contractors who provide truck capacity to the Company under exclusive lease arrangements (the “BCO Independent Contractors”), unrelated trucking companies who provide truck capacity to the Company under non-exclusive contractual arrangements (the “Truck Brokerage Carriers”), air cargo carriers, ocean cargo carriers and railroads. Through this network of agents and capacity providers linked together by Landstar’s ecosystem of digital technologies, Landstar operates an integrated transportation management solutions business primarily throughout North America with revenue of $4.8 billion during the most recently completed fiscal year. The Company reports the results of two operating segments: the transportation logistics segment and the insurance segment.

The transportation logistics segment provides a wide range of integrated transportation management solutions. Transportation services are provided by Landstar’s “Operating Subsidiaries”: Landstar Ranger, Inc., Landstar Inway, Inc., Landstar Ligon, Inc., Landstar Gemini, Inc., Landstar Transportation Logistics, Inc., Landstar Global Logistics, Inc., Landstar Express America, Inc., Landstar Canada, Inc., Landstar Metro, S.A.P.I. de C.V., and Landstar Blue, LLC. Transportation services offered by the Company include truckload, less-than-truckload and other truck transportation, rail intermodal, air cargo, ocean cargo, expedited ground and air delivery of time-critical freight, heavy-haul/specialized, cold chain/temperature-controlled, U.S.-Canada and U.S.-Mexico cross-border, intra-Mexico, intra-Canada, project cargo and customs brokerage. Examples of the industries serviced by the transportation logistics segment include automotive parts and assemblies, consumer durables, building products, metals, chemicals, foodstuffs, heavy machinery, retail, electronics and military equipment and general commodities. In addition, the transportation logistics segment provides transportation services to other transportation companies, including third party logistics and less-than-truckload service providers. The independent commission sales agents market services provided by the transportation logistics segment. Billings for freight transportation services are typically charged to customers on a per shipment basis for the physical transportation of freight and are referred to as transportation revenue. During fiscal year 2024, revenue generated by BCO Independent Contractors, Truck Brokerage Carriers and railroads represented approximately 38%, 52% and 2%, respectively, of the Company’s consolidated revenue. Collectively, revenue generated by air and ocean cargo carriers represented approximately 6% of the Company’s consolidated revenue during fiscal year 2024.

The insurance segment is comprised of Signature Insurance Company (“Signature”), a wholly owned offshore insurance subsidiary, and Risk Management Claim Services, Inc. The insurance segment provides risk and claims management services to certain of Landstar’s Operating Subsidiaries. In addition, it reinsures certain risks of the Company’s BCO Independent Contractors and provides certain property and casualty insurance and reinsurance to certain of Landstar’s Operating Subsidiaries. Revenue at the insurance segment represents reinsurance premiums from third party insurance companies that provide insurance programs to BCO Independent Contractors where all or a portion of the risk is ultimately borne by Signature. Revenue at the insurance segment represented approximately 1% of the Company’s consolidated revenue for fiscal year 2024.

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

	Fiscal Years
	2024	2023	2022
Number of Million Dollar Agents	485	524	625

Average revenue generated per Million Dollar Agent	$9,388,000	$9,645,000	$11,499,000

Percent of consolidated revenue generated by Million Dollar Agents	94%	95%	97%

In fiscal year 2024, the change in the number of Million Dollar Agents was primarily attributable to agents who remained with the Company yet experienced lower year-over-year revenue that resulted in such agents moving below the Million Dollar Agent category due to the softer freight demand environment. Included among the Company’s Million Dollar Agents in the 2024 fiscal year, the Company had 81 independent sales agencies that generated at least $10 million in Landstar revenue. In fiscal year 2023, the change in the number of Million Dollar Agents was attributable to agents who remained with the Company yet experienced lower year-over-year revenue that resulted in such agents moving below the Million Dollar Agent category due to the softer freight demand environment. Included among the Company’s Million Dollar Agents in the 2023 fiscal year, the Company had 87 independent sales agencies that generated at least $10 million in Landstar revenue.

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

	Fiscal Years
	2024	2023	2022
Revenue generated through (in thousands):
Truck transportation
Truckload:
Van equipment	$2,447,810	$2,742,281	$3,892,085
Unsided/platform equipment	1,455,663	1,490,393	1,760,357
Less-than-truckload	99,828	117,683	142,438
Other truck transportation (1)	343,253	479,173	835,959

Total truck transportation	4,346,554	4,829,530	6,630,839
Rail intermodal	84,328	98,297	145,017
Ocean and air cargo carriers	289,902	266,638	558,986
Other (2)	98,461	108,857	101,720

	$4,819,245	$5,303,322	$7,436,562

Revenue on loads hauled via BCO Independent Contractors included in total truck transportation	$1,821,989	$1,998,408	$2,636,036

Number of loads:
Truck transportation
Truckload:
Van equipment	1,170,772	1,259,578	1,496,247
Unsided/platform equipment	476,815	504,765	558,530
Less-than-truckload	153,253	175,650	191,233
Other truck transportation (1)	160,120	201,407	320,790

Total truck transportation	1,960,960	2,141,400	2,566,800
Rail intermodal	27,970	29,620	40,710
Ocean and air cargo carriers	34,440	32,820	41,850

	2,023,370	2,203,840	2,649,360

Loads hauled via BCO Independent Contractors included in total truck transportation	814,150	898,610	1,027,480

Revenue per load:
Truck transportation
Truckload:
Van equipment	$2,091	$2,177	$2,601
Unsided/platform equipment	3,053	2,953	3,152
Less-than-truckload	651	670	745
Other truck transportation (1)	2,144	2,379	2,606
Total truck transportation	2,217	2,255	2,583
Rail intermodal	3,015	3,319	3,562
Ocean and air cargo carriers	8,418	8,124	13,357

Revenue per load on loads hauled via BCO Independent Contractors	$2,238	$2,224	$2,566

Revenue by capacity type (as a % of total revenue):
Truck capacity providers:
BCO Independent Contractors	38%	38%	35%
Truck Brokerage Carriers	52%	53%	54%
Rail intermodal	2%	2%	2%
Ocean and air cargo carriers	6%	5%	8%
Other	2%	2%	1%

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

Expenses

Purchased transportation

Also critical to the Company’s success is its ability to secure capacity, particularly truck capacity, at rates that allow the Company to profitably transport customers’ freight. The following table summarizes the number of available truck capacity providers as of the end of the three most recent fiscal years:

	Dec. 28, 2024	Dec. 30, 2023	Dec. 31, 2022
BCO Independent Contractors	8,082	9,024	10,393
Truck Brokerage Carriers:
Approved and active (1)	43,718	49,111	66,745
Other approved	26,527	27,524	30,999

	70,245	76,635	97,744

Total available truck capacity providers	78,327	85,659	108,137

Trucks provided by BCO Independent Contractors	8,843	9,809	11,281

(1)	Active refers to Truck Brokerage Carriers who moved at least one load in the 180 days immediately preceding the fiscal year end.

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

The Company also maintains third party insurance arrangements providing excess coverage for commercial trucking liabilities in excess of $10 million. These third party arrangements provide coverage on a per occurrence or aggregated basis. Over the past decade, there has been a significant increase in the prevalence of trials in courts throughout the United States involving catastrophic injury and fatality claims against commercial motor carriers that have resulted in verdicts in excess of $10 million. Within the transportation logistics industry, these verdicts are often referred to as “Nuclear Verdicts.” The increase in Nuclear Verdicts has had a significant impact on the cost of commercial auto liability claims throughout the United States. Due to the increasing cost of commercial auto liability claims, the availability of excess coverage has significantly decreased, and the pricing associated with such excess coverage, to the extent available, has significantly increased. Since the annual policy year ended April 30, 2020, as compared to the annual policy year ending April 30, 2025, the Company experienced an increase of approximately $22 million, or over 400%, in the premiums charged by third party insurance companies to the Company for excess coverage for commercial trucking liabilities in excess of $10 million.

Moreover, the Company from year to year manages the level of its financial exposure to commercial trucking claims in excess of $10 million, including through the use of additional self-insurance, deductibles, aggregate loss limits, quota shares and other structured arrangements with third party insurance companies, based on the availability of coverage within certain excess insurance coverage layers and estimated cost differentials between proposed premiums from third party insurance companies and historical and actuarially projected losses experienced by the Company at various levels of excess insurance coverage. For example, with respect to a single hypothetical claim in the amount of $65 million incurred during the annual policy year ending April 30, 2025, the Company would have an aggregate financial exposure of approximately $30 million.

Within the Company’s third party insurance arrangements providing excess coverage for commercial trucking liabilities, structured arrangements with third party reinsurers within a specific loss layer may include provisions that require additional payments of premium in the event of unfavorable loss experience or a refund of premium in the event of favorable loss experience. With respect to one such three year commercial auto liability reinsurance arrangement relating to certain excess claims incurred between May 1, 2020 through April 30, 2023, it is anticipated that during the 2025 second fiscal quarter, the Company will receive a $12,000,000 cash payment from a third party reinsurance provider in the form of a “no claims bonus” due to favorable loss experience with respect to claims incurred during the policy period. The Company intends to record the receipt of this payment as a deferred gain on the balance sheet until such time as all underlying claims with exposure under the applicable excess layer insurance arrangement are resolved and the gain can be recognized.

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

The Company does not allow for the recognition of a gain contingency within its consolidated financial statements prior to the settlement of the underlying events or contingencies associated with the gain contingency. As a result, the consideration related to a gain contingency is recorded in the consolidated financial statements during the period in which all underlying events or contingencies are resolved and the gain is realized.

Further, the Company retains liability of up to $2,000,000 for each general liability claim, $250,000 for each workers’ compensation claim and $250,000 for each cargo claim. In addition, under reinsurance arrangements by Signature of certain risks of the Company’s BCO Independent Contractors, the Company retains liability of up to $500,000, $1,000,000 or $2,000,000 with respect to certain occupational accident claims and up to $750,000 with respect to certain workers’ compensation claims. The Company’s exposure to liability associated with accidents incurred by Truck Brokerage Carriers, railroads and air and ocean cargo carriers who transport freight on behalf of the Company is reduced by various legal defenses and other factors including the extent to which such carriers maintain their own insurance coverage. A material increase in the frequency or severity of accidents, cargo claims or workers’ compensation claims or the material unfavorable development of existing claims could have a material adverse effect on Landstar’s cost of insurance and claims and its results of operations.

Selling, general and administrative

During the 2024 fiscal year, employee compensation and benefits accounted for approximately 62% of the Company’s selling, general and administrative costs. Employee compensation and benefits include wages and employee benefit costs as well as incentive compensation and stock-based compensation expense. Incentive compensation and stock-based compensation expense is highly variable in nature in comparison to wages and employee benefit costs.

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

The reconciliations of gross profit to variable contribution and gross profit margin to variable contribution margin are each presented below:

	Fiscal Year
	2024	2023	2022
Revenue	$4,819,245	$5,303,322	$7,436,562
Costs of revenue:
Purchased transportation	3,745,241	4,068,262	5,804,017
Commissions to agents	392,751	462,668	614,865

Variable costs of revenue	4,137,992	4,530,930	6,418,882
Trailing equipment depreciation	27,950	31,319	36,653
Information technology costs	22,744	25,486	19,834
Insurance-related costs (1)	115,764	116,069	127,605
Other operating costs	58,781	54,191	45,192

Other costs of revenue	225,239	227,065	229,284

Total costs of revenue	4,363,231	4,757,995	6,648,166

Gross profit	$456,014	$545,327	$788,396

Gross profit margin	9.5%	10.3%	10.6%
Plus: other costs of revenue	225,239	227,065	229,284

Variable contribution	$681,253	$772,392	$1,017,680

Variable contribution margin	14.1%	14.6%	13.7%

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

In general, variable contribution margin on revenue generated by BCO Independent Contractors represents a fixed percentage due to the nature of the contracts that pay a fixed percentage of revenue to both the BCO Independent Contractors and independent commission sales agents. For revenue generated by Truck Brokerage Carriers, variable contribution margin may be either a fixed or variable percentage, depending on the contract with each individual independent commission sales agent. Variable contribution margin on revenue generated from shipments hauled by railroads, air cargo carriers, ocean cargo carriers and Truck Brokerage Carriers, other than those under retention contracts, is variable in nature, as the Company’s contracts with independent commission sales agents provide commissions to agents at a contractually agreed upon percentage of the amount represented by revenue less purchased transportation for these types of shipments. Approximately 43% of the Company’s consolidated revenue in fiscal year 2024 was generated under transactions that pay a fixed percentage of revenue to the third party capacity provider and/or agents while 57% was generated under transactions that pay a variable percentage of revenue to the third party capacity provider and/or agents.

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

	Fiscal Year
	2024	2023	2022
Gross profit	$456,014	$545,327	$788,396
Operating income	$248,907	$344,149	$571,083
Operating income as % of gross profit	54.6%	63.1%	72.4%

Variable contribution	$681,253	$772,392	$1,017,680
Operating income	$248,907	$344,149	$571,083
Operating income as % of variable contribution	36.5%	44.6%	56.1%

The decrease in operating income as a percentage of gross profit from fiscal year 2023 to fiscal year 2024, as well as from fiscal year 2022 to fiscal year 2023, resulted from the decrease of operating income at a more rapid percentage rate than the decrease in gross profit, primarily due to the impact of the Company’s fixed cost infrastructure, principally certain components of selling, general and administrative costs, in comparison to a smaller gross profit base.

The decrease in operating income as a percentage of variable contribution from fiscal year 2023 to fiscal year 2024 resulted from the decrease of operating income at a more rapid percentage rate than the decrease in variable contribution, primarily due to the impact of the Company’s fixed cost infrastructure, principally certain components of selling, general and administrative costs, in comparison to a smaller variable contribution base. The decrease in operating income as a percentage of variable contribution from fiscal year 2022 to fiscal year 2023 resulted from operating income decreasing at a more rapid percentage rate than the decrease in variable contribution, primarily due to the impact of the Company’s fixed cost infrastructure, principally certain components of selling, general and administrative costs, in comparison to a smaller variable contribution base, partially offset by the impact of decreased incentive and equity compensation costs under the Company’s variable compensation programs.

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

Fiscal Year Ended December 28, 2024 Compared to Fiscal Year Ended December 30, 2023

Revenue for fiscal year 2024 was $4,819,245,000, a decrease of $484,077,000, or 9%, compared to fiscal year 2023. Transportation revenue decreased $474,838,000, or 9%. The decrease in transportation revenue was attributable to a decreased number of loads hauled of approximately 8% and decreased revenue per load of approximately 1% compared to fiscal year 2023. Reinsurance premiums were $63,237,000 and $72,476,000 for fiscal years 2024 and 2023, respectively. The decrease in revenue from reinsurance premiums was primarily attributable to a decrease in the average number of trucks provided by BCO Independent Contractors in fiscal year 2024 compared to fiscal year 2023.

Truck transportation revenue generated by BCO Independent Contractors and Truck Brokerage Carriers (together, the “third party truck capacity providers”) for fiscal year 2024 was $4,346,554,000, representing 90% of total revenue, a decrease of $482,976,000, or 10%, compared to fiscal year 2023. The number of loads hauled by third party truck capacity providers decreased approximately 8% in fiscal year 2024 compared to fiscal year 2023, and revenue per load on loads hauled by third party truck capacity providers decreased approximately 2% compared to fiscal year 2023.

The decrease in the number of loads hauled via truck compared to fiscal year 2023 was primarily due to a broad-based decrease in demand for the Company’s truck transportation services. Loads hauled via other truck transportation services decreased 20%, less-than-truckload loadings decreased 13%, loads hauled via van equipment decreased 7% and loads hauled via unsided/platform equipment decreased 6% as compared to fiscal year 2023.

The decrease in revenue per load on loads hauled via truck was primarily due to a softer freight demand environment experienced during fiscal year 2024 and the impact of lower diesel fuel costs on loads hauled via Truck Brokerage Carriers. Revenue per load on loads hauled via other truck transportation services decreased 10%, on loads hauled via van equipment decreased 4% and on less-than-truckload loadings decreased 3%, while revenue per load on loads hauled via unsided/platform equipment increased 3% as compared to fiscal year 2023. The increase in revenue per load on loads hauled via unsided/platform equipment of 3% was favorably impacted by an increase in the percentage of revenue contributed by heavy/specialized equipment, which typically has a higher revenue per load.

Fuel surcharges billed to customers on revenue generated by BCO Independent Contractors are excluded from revenue. Fuel surcharges on Truck Brokerage Carrier revenue identified separately in billings to customers and included as a component of Truck Brokerage Carrier revenue were $118,295,000 and $147,691,000 in fiscal years 2024 and 2023, respectively. It should be noted that billings to many customers of the Company’s truck brokerage services include a single all-in rate and do not separately identify fuel surcharges on loads hauled via Truck Brokerage Carriers. Accordingly, the overall impact of changes in fuel prices on revenue and revenue per load on loads hauled via truck is likely to be greater than that indicated.

Transportation revenue generated by rail intermodal, air cargo and ocean cargo carriers (collectively, the “multimode capacity providers”) for fiscal year 2024 was $374,230,000, or 8% of total revenue, an increase of $9,295,000, or 3%, compared to fiscal year 2023. Revenue per load on revenue generated by multimode capacity providers increased approximately 3% in fiscal year 2024 compared to fiscal year 2023, while the number of loads hauled by multimode capacity providers was approximately the same in fiscal year 2024 compared to fiscal year 2023. Revenue per load on loads hauled via ocean increased 15%, while revenue per load on loads hauled via air and rail intermodal decreased 51% and 9%, respectively, during fiscal year 2024 as compared to fiscal year 2023. The increase in revenue per load on loads hauled by ocean was broad-based across many customers and reflected the impact of various geopolitical events on ocean shipping rates, generally. The decrease in revenue per load on loads hauled by air cargo carriers was primarily attributable to the impact of high value air loadings at one specific customer during fiscal year 2023. The decrease in revenue per load on loads hauled by rail intermodal was broad-based across many customers. Revenue per load on revenue generated by multimode capacity providers is influenced by many factors, including revenue mix among the various modes of transportation used, length of haul, complexity of freight, density of freight lanes, fuel costs and availability of capacity.

Purchased transportation was 77.7% and 76.7% of revenue in fiscal years 2024 and 2023, respectively. The increase in purchased transportation as a percentage of revenue was primarily due to an increased rate of purchased transportation on revenue generated by Truck Brokerage Carriers. Commissions to agents were 8.1% and 8.7% of revenue in fiscal years 2024 and 2023, respectively. The decrease in commissions to agents as a percentage of revenue was primarily attributable to an increased cost of purchased transportation as a percentage of revenue on revenue generated by Truck Brokerage Carriers during fiscal year 2024.

Investment income was $14,810,000 and $10,141,000 in fiscal years 2024 and 2023, respectively. The increase in investment income was attributable to a higher average investment balance held by the insurance segment during fiscal year 2024 and higher average rates of return on investments in fiscal year 2024.

Other operating costs increased $4,590,000 in fiscal year 2024 compared to fiscal year 2023. The increase in other operating costs compared to the prior year was primarily due to an increased provision for contractor bad debt and decreased gains on sales of operating property.

Insurance and claims decreased $312,000 in fiscal year 2024 compared to fiscal year 2023. The decrease in insurance and claims expense compared to the prior year was primarily due to decreased BCO miles traveled during fiscal year 2024, partially offset by increased net unfavorable development of prior years’ claims in fiscal year 2024. During the 2024 and 2023 fiscal years, insurance and claims costs included $8,824,000 and $6,058,000 of net unfavorable adjustments to prior years’ claims estimates, respectively.

Selling, general and administrative costs increased $5,909,000 in fiscal year 2024 as compared to fiscal year 2023. The increase in selling, general and administrative costs compared to prior year was primarily attributable to increased employee benefit costs, primarily attributable to increased medical and pharmacy costs under the self-insured portion of the Company’s medical plan, the impact of Chief Executive Officer (“CEO”) transition costs and an increased provision for incentive compensation, partially offset by decreased project consulting fees. Included in selling, general and administrative costs was incentive compensation expense of $1,970,000 and $591,000 for the 2024 and 2023 fiscal years, respectively.

Depreciation and amortization decreased $1,415,000 in fiscal year 2024 compared to fiscal year 2023. The decrease in depreciation and amortization expense was primarily due to decreased trailing equipment depreciation, partially offset by increased depreciation on new and updated digital tools deployed for use by the Company’s network of agents, capacity providers and employees.

Net interest and debt income increased $1,473,000 in fiscal year 2024 compared to fiscal year 2023. The increase in interest and debt income was primarily attributable to increased interest income earned on cash balances held by the transportation logistics segment, partially offset by increased interest expense related to finance lease obligations.

The effective income tax rate was 23.0% for fiscal year 2024 and 24.0% for fiscal year 2023. The effective income tax rate was higher than the statutory federal income tax rate of 21% for fiscal year 2024 primarily attributable to state taxes, partially offset by federal research and development tax credits. The effective income tax rate was higher than the statutory federal income tax rate of 21% in fiscal year 2023 primarily attributable to state income taxes and nondeductible executive compensation, partially offset by excess tax benefits realized on stock-based awards.

Net income was $195,946,000, or $5.51 per basic and diluted share, in fiscal year 2024. Net income was $264,394,000, or $7.36 per basic and diluted share, in fiscal year 2023.

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

Truck transportation revenue generated by third party truck capacity providers for fiscal year 2023 was $4,829,530,000, representing 91% of total revenue, a decrease of $1,801,309,000, or 27%, compared to fiscal year 2022. The number of loads hauled by third party truck capacity providers decreased approximately 17% in fiscal year 2023 compared to fiscal year 2022, and revenue per load on loads hauled by third party truck capacity providers decreased approximately 13% compared to fiscal year 2022.

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

Transportation revenue generated by multimode capacity providers for fiscal year 2023 was $364,935,000, or 7% of total revenue, a decrease of $339,068,000, or 48%, compared to fiscal year 2022. Revenue per load on revenue generated by multimode capacity providers decreased approximately 31% in fiscal year 2023 compared to fiscal year 2022, and the number of loads hauled by multimode capacity providers decreased approximately 24% over the same period. Revenue per load on loads hauled via ocean, air and rail intermodal decreased 40%, 35% and 7%, respectively, during fiscal year 2023 as compared to fiscal year 2022. The decrease in revenue per load on loads hauled by ocean and air cargo carriers was primarily related to the impact of global supply chain disruptions during the 2022 fiscal year, which were particularly acute with respect to international ocean and air freight. Revenue per load on revenue generated by multimode capacity providers is influenced by many factors, including revenue mix among the various modes of transportation used, length of haul, complexity of freight, density of freight lanes, fuel costs and availability of capacity. The decrease in the number of loads hauled by multimode capacity providers was due to a 27% decrease in rail loadings, a 23% decrease in ocean loadings and a 19% decrease in air loadings. The 27% decrease in rail loadings and the 23% decrease in ocean loadings were both broad-based with particularly significant declines at a limited number of specific customers, while the 19% decrease in air loadings was primarily attributable to decreased loadings at one specific customer.

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

Capital Resources and Liquidity

Working capital and the ratio of current assets to current liabilities were $646,713,000 and 2.0 to 1, respectively, at December 28, 2024, compared with $677,517,000 and 2.0 to 1, respectively, at December 30, 2023, and $561,255,000 and 1.6 to 1, respectively, at December 31, 2022. Landstar has historically operated with current ratios within the range of 1.5 to 1 to 2.0 to 1. Cash provided by operating activities was $286,561,000, $393,648,000, and $622,659,000 in fiscal years 2024, 2023 and 2022, respectively. The decrease in cash flow provided by operating activities for fiscal year 2024 was primarily attributable to decreased net income and decreased favorable net working capital impacts in connection with decreased net receivables, defined as accounts receivable less accounts payable. The decrease in cash flow provided by operating activities for fiscal year 2023 was primarily attributable to decreased net income and decreased favorable net working capital impacts in connection with the timing of collections of receivables and payment of certain payables as compared to the 2022 fiscal year.

The Company declared and paid $1.38 per share, or $49,043,000 in the aggregate, in cash dividends during fiscal year 2024, and during such period, also paid $71,433,000 of dividends payable which were declared during fiscal year 2023 and included in current liabilities in the consolidated balance sheet at December 30, 2023. In addition, on December 9, 2024, the Company announced that its Board of Directors declared a special cash dividend of $2.00 per share, or $70,632,000 in the aggregate, payable on January 21, 2025 to stockholders of record of its Common Stock as of January 7, 2025. Dividends payable of $70,632,000 related to this special dividend were included in current liabilities in the consolidated balance sheet at December 28, 2024. The Company declared and paid $1.26 per share, or $45,276,000 in the aggregate, in cash dividends during fiscal year 2023, and during such period, also paid $71,854,000 of dividends payable which were declared during fiscal year 2022 and included in current liabilities in the consolidated balance sheet at December 31, 2022. The Company declared and paid $1.10 per share, or $40,284,000 in the aggregate, in cash dividends during fiscal year 2022 and, during such period, also paid $75,387,000 of dividends payable which were declared during fiscal year 2021 and included in current liabilities in the consolidated balance sheet at December 25, 2021. Since paying its first cash dividend in August 2005, the Company has paid approximately $965,000,000 in cash dividends in the aggregate to its stockholders, inclusive of the $2.00 per share special dividend paid on January 21, 2025.

During fiscal year 2024, the Company purchased 452,019 shares of its Common Stock at a total cost of $82,117,000, including $81,400,000 in cash purchases and accrued excise tax of $717,000 which is included in other current liabilities in the consolidated balance sheet at December 28, 2024. During fiscal year 2023, the Company purchased 319,332 shares of its Common Stock at a total cost of $54,267,000, including $53,919,000 in cash purchases and excise tax of $348,000 which was included in other current liabilities in the consolidated balance sheet at December 30, 2023 and paid during fiscal year 2024. During fiscal year 2022, the Company purchased 1,900,826 shares of its Common Stock at a total cost of $285,983,000. The Company has used cash provided by operating activities to fund the purchases. Since January 1997, the Company has purchased approximately $2,335,000,000 of its Common Stock under programs authorized by the Board of Directors of the Company in open market and private block transactions. As of December 28, 2024, the Company may purchase in the aggregate up to 2,547,981 shares of its Common Stock under its authorized stock purchase programs. Long-term debt, including current maturities, was $102,307,000 at December 28, 2024, compared to $71,140,000 at December 30, 2023 and $103,400,000 at December 31, 2022.

Shareholders’ equity was $972,439,000, or 90% of total capitalization (defined as long-term debt including current maturities plus equity), at December 28, 2024, compared to $983,923,000, or 93% of total capitalization at December 30, 2023 and $887,221,000, or 90% of total capitalization at December 31, 2022. The decrease in shareholders’ equity was primarily the result of dividends declared by the Company and purchases of shares of the Company’s Common Stock in fiscal year 2024, partially offset by net income. The increase in shareholders’ equity in fiscal year 2023 was primarily the result of net income, partially offset by dividends declared by the Company and purchases of shares of the Company’s Common Stock in fiscal year 2023.

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

At December 28, 2024, the Company had no borrowings outstanding and $35,250,000 of letters of credit outstanding under the Credit Agreement. At December 28, 2024, there was $264,750,000 available for future borrowings under the Credit Agreement and access to an additional $300,000,000 under the Credit Agreement’s “accordion” feature. In addition, the Company has $74,321,000 in letters of credit outstanding as collateral for insurance claims that are secured by investments totaling $82,579,000 at December 28, 2024. Investments, all of which are carried at fair value, include primarily investment-grade bonds, asset-backed securities and commercial paper having maturities of up to five years. Fair value of investments is based primarily on quoted market prices. See “Notes to Consolidated Financial Statements” included herein for further discussion on measurement of fair value of investments.

Historically, the Company has generated sufficient operating cash flow to meet its debt service requirements, fund continued growth, both organic and through acquisitions, complete or execute share purchases of its Common Stock under authorized share purchase programs, pay dividends and meet working capital needs. As an asset-light provider of integrated transportation management solutions, the Company’s annual capital requirements for operating property are generally for trailing equipment and information technology hardware and software. In addition, a significant portion of the trailing equipment used by the Company is provided by third party capacity providers, thereby reducing the Company’s capital requirements. During fiscal years 2024, 2023 and 2022, the Company acquired $62,194,000, $4,093,000 and $30,659,000, respectively, of trailing equipment by entering into finance leases. During fiscal years 2024, 2023 and 2022, the Company also purchased $30,998,000, $25,688,000 and $26,005,000, respectively, of operating property. Landstar anticipates acquiring either by purchase or lease financing approximately $16,000,000 in new trailing equipment, primarily to replace older trailing equipment in fiscal year 2025. Landstar anticipates spending approximately $14,000,000 on information technology hardware and software in fiscal year 2025, $12,000,000 of which relates to either building or buying software applications that enhance or add to the Company’s technology ecosystem. In addition, Landstar anticipates spending approximately $4,000,000 on buildings and improvements in fiscal year 2025.

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

Legal Proceedings

The Company is involved in certain claims and pending litigation arising from the normal conduct of business. Many of these claims are covered in whole or in part by insurance. Based on knowledge of the facts and, in certain cases, opinions of outside counsel, management believes that adequate provisions have been made for probable and reasonably estimable losses with respect to the resolution of all such claims and pending litigation and that the ultimate outcome, after provisions therefor, will not have a material adverse effect on the financial condition of the Company, but could have a material effect on the results of operations in a given quarter or year.

Critical Accounting Estimates

Landstar provides for the estimated costs of self-insured claims primarily on an actuarial basis. The amount recorded for the estimated liability for claims incurred is based upon the facts and circumstances known on the applicable balance sheet date. The ultimate resolution of these claims may be for an amount greater or less than the amount estimated by the Company. The Company continually revises its existing claim estimates as new or revised information becomes available on the status of each claim. Historically, the Company has experienced both favorable and unfavorable development of prior years’ claims estimates within its various programs. During fiscal years 2024, 2023 and 2022, insurance and claims costs included $8,824,000, $6,058,000 and $11,331,000 of net unfavorable adjustments to prior years’ claims estimates, respectively. The unfavorable development of prior years’ claims in the 2024, 2023 and 2022 fiscal years was attributable in each year to several specific claims. It is reasonably likely that the ultimate outcome of settling all outstanding claims will be more or less than the estimated claims liability at December 28, 2024, primarily due to the inherent difficulty in estimating the severity of commercial trucking claims and the potential judgment or settlement amount that may be incurred in connection with the resolution of such claims.

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

The revolving credit loans under the Credit Agreement as of December 28, 2024, at the option of Landstar, bear interest at (i) a forward-looking term rate based on the secured overnight financing rate plus 0.10% and an applicable margin ranging from 1.25% to 2.00%, or (ii) an alternate base rate plus an applicable margin ranging from 0.25% to 1.00%, in each case with the applicable margin determined based upon the Company’s Leverage Ratio, as defined in the Credit Agreement, at the end of the most recent applicable fiscal quarter for which financial statements have been delivered. The revolving credit facility bears a commitment fee, payable in arrears, of 0.20% to 0.30%, based on the Company’s Leverage Ratio at the end of the most recent applicable fiscal quarter for which financial statements have been delivered. During all of fiscal years 2024 and 2023 and as of both December 28, 2024 and December 30, 2023, the Company had no borrowings outstanding under the Credit Agreement.

Long-term investments, all of which are available-for-sale and are carried at fair value, include primarily investment-grade bonds and asset-backed securities having maturities of up to five years. Assuming that the long-term portion of investments remains at $92,246,000, the balance at December 28, 2024, a hypothetical increase or decrease in interest rates of 100 basis points would not have a material impact on future earnings on an annualized basis. Short-term investments consist of short-term investment-grade instruments and the current maturities of investment-grade corporate bonds and asset-backed securities. Accordingly, any future interest rate risk on these short-term investments would not be material to the Company’s operating results.

Assets and liabilities of the Company’s Canadian and Mexican operations are translated from their functional currency to U.S. dollars using exchange rates in effect at the balance sheet date and revenue and expense accounts are translated at average monthly exchange rates during the period. Adjustments resulting from the translation process are included in accumulated other comprehensive income. Transactional gains and losses arising from receivable and payable balances, including intercompany balances, in the normal course of business that are denominated in a currency other than the functional currency of the operation are recorded in the statements of income when they occur. The assets held at the Company’s Canadian and Mexican subsidiaries at December 28, 2024 were collectively, as translated to U.S. dollars, approximately 4% of total consolidated assets. Accordingly, translation gains or losses of 15% or less related to the Canadian and Mexican operations would not be material.

Item 8.
Financial Statements and Supplementary Data
LANDSTAR SYSTEM, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	Dec. 28, 2024	Dec. 30, 2023
ASSETS
Current Assets
Cash and cash equivalents	$515,018	$481,043
Short-term investments	51,619	59,661
Trade accounts receivable, less allowance of $12,904 and $11,738	683,841	743,762
Other receivables, including advances to independent contractors, less allowance of $17,812 and $14,010	47,160	43,339
Other current assets	22,229	24,936

Total current assets	1,319,867	1,352,741

Operating property, less accumulated depreciation and amortization of $456,547 and $436,682	311,345	284,300
Goodwill	40,933	42,275
Other assets	141,166	122,530

Total assets	$1,813,311	$1,801,846

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Cash overdraft	$61,033	$61,541
Accounts payable	383,625	395,980
Current maturities of long-term debt	33,116	27,876
Insurance claims	40,511	41,825
Dividends payable	70,632	71,433
Other current liabilities	84,237	76,569

Total current liabilities	673,154	675,224

Long-term debt, excluding current maturities	69,191	43,264
Insurance claims	62,842	58,922
Deferred income taxes and other noncurrent liabilities	35,685	40,513
Shareholders’ Equity
Common stock, $0.01 par value, authorized 160,000,000 shares, issued 68,559,269 and 68,497,324 shares	686	685
Additional paid-in capital	255,260	254,642
Retained earnings	2,859,916	2,783,645
Cost of 33,243,196 and 32,780,651 shares of common stock in treasury	(2,131,413)	(2,048,184)
Accumulated other comprehensive loss	(12,010)	(6,865)

Total shareholders’ equity	972,439	983,923

Total liabilities and shareholders’ equity	$1,813,311	$1,801,846

See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share amounts)

	Fiscal Years Ended
	December 28, 2024	December 30, 2023	December 31, 2022
Revenue	$4,819,245	$5,303,322	$7,436,562
Investment income	14,810	10,141	3,162
Costs and expenses:
Purchased transportation	3,745,241	4,068,262	5,804,017
Commissions to agents	392,751	462,668	614,865
Other operating costs, net of gains on asset sales/dispositions	58,781	54,191	45,192
Insurance and claims	113,929	114,241	125,835
Selling, general and administrative	217,708	211,799	221,279
Depreciation and amortization	56,738	58,153	57,453

Total costs and expenses	4,585,148	4,969,314	6,868,641

Operating income	248,907	344,149	571,083
Interest and debt (income) expense	(5,419)	(3,946)	3,620

Income before income taxes	254,326	348,095	567,463
Income taxes	58,380	83,701	136,549

Net income	$195,946	$264,394	$430,914

Basic and diluted earnings per share	$5.51	$7.36	$11.76

Average basic and diluted shares outstanding	35,538,000	35,920,000	36,633,000

Dividends per common share	$3.38	$3.26	$3.10

See accompanying notes to consolidated financial statements.

4
0

LANDSTAR SYSTEM, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)

	Fiscal Years Ended
	Dec. 28, 2024	Dec. 30, 2023	Dec. 31, 2022
Net income	$195,946	$264,394	$430,914
Other comprehensive income (loss):
Unrealized holding gains (losses) on available-for-sale investments, net of tax expense (benefit) of $604, $942 and ($2,345)	2,205	3,439	(8,562)
Foreign currency translation (losses) gains	(7,350)	4,720	(1,059)

Other comprehensive (loss) income	(5,145)	8,159	(9,621)

Comprehensive income	$190,801	$272,553	$421,293

See accompanying notes to consolidated financial statements.

4
1

LANDSTAR SYSTEM, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Fiscal Years Ended
	Dec. 28, 2024	Dec. 30, 2023	Dec. 31, 2022
OPERATING ACTIVITIES
Net income	$195,946	$264,394	$430,914
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	56,738	58,153	57,453
Non-cash interest charges	263	263	355
Provisions for losses on trade and other accounts receivable	18,266	14,032	12,220
Gains on sales/disposals of operating property	(1,597)	(4,574)	(2,944)
Deferred income taxes, net	(6,990)	(7,709)	(5,360)
Stock-based compensation	3,435	4,282	12,399
Changes in operating assets and liabilities:
Decrease in trade and other accounts receivable	37,834	222,895	219,190
Increase in other assets	(16,094)	(2,544)	(5,938)
Decrease in accounts payable	(12,355)	(131,392)	(76,758)
Increase (decrease) in other liabilities	8,509	(15,795)	(31,571)
Increase (decrease) in insurance claims	2,606	(8,357)	12,699

NET CASH PROVIDED BY OPERATING ACTIVITIES	286,561	393,648	622,659

INVESTING ACTIVITIES
Sales and maturities of investments	112,065	112,555	41,198
Purchases of investments	(101,312)	(101,639)	(40,202)
Purchases of operating property	(30,998)	(25,688)	(26,005)
Proceeds from sales of operating property	9,746	8,294	5,236
Purchase of non-marketable securities	—	—	(4,999)

NET CASH USED BY INVESTING ACTIVITIES	(10,499)	(6,478)	(24,772)

FINANCING ACTIVITIES
Decrease in cash overdraft	(508)	(31,412)	(23,525)
Dividends paid	(120,476)	(117,130)	(115,671)
Payment for debt issue costs	—	—	(1,080)
Proceeds from exercises of stock options	—	28	68
Taxes paid in lieu of shares issued related to stock-based compensation plans	(3,928)	(9,185)	(10,428)
Purchases of common stock	(81,400)	(53,919)	(285,983)
Principal payments on finance lease obligations	(31,027)	(36,353)	(39,063)

NET CASH USED BY FINANCING ACTIVITIES	(237,339)	(247,971)	(475,682)

Effect of exchange rate changes on cash and cash equivalents	(4,748)	2,263	(2,195)

Increase in cash, cash equivalents and restricted cash	33,975	141,462	120,010
Cash, cash equivalents and restricted cash at beginning of period	481,043	339,581	219,571

Cash, cash equivalents at end of period	$515,018	$481,043	$339,581

See accompanying notes to consolidated financial statements.

4
2

LANDSTAR SYSTEM, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Fiscal Years Ended December 28, 2024,
December 30, 2023 and December 31, 2022
(In thousands, except share and per share amounts)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock at Cost		Accumulated Other Comprehensive (Loss) Income	Total

	Shares	Amount			Shares	Amount
Balance December 25, 2021	68,232,975	$682	$255,148	$2,317,184	30,539,235	$(1,705,601)	$(5,403)	$862,010
Net income				430,914				430,914
Dividends ($3.10 per share)				(112,138)				(112,138)
Purchases of common stock					1,900,826	(285,983)		(285,983)
Issuance of stock related to stock-based compensation plans	149,335	2	(9,060)		15,239	(1,302)		(10,360)
Stock-based compensation			12,399					12,399
Other comprehensive loss							(9,621)	(9,621)

Balance December 31, 2022	68,382,310	$684	$258,487	$2,635,960	32,455,300	$(1,992,886)	$(15,024)	$887,221
Net income				264,394				264,394
Dividends ($3.26 per share)				(116,709)				(116,709)
Purchases of common stock					319,332	(54,267)		(54,267)
Issuance of stock related to stock-based compensation plans	115,014	1	(8,127)		6,019	(1,031)		(9,157)
Stock-based compensation			4,282					4,282
Other comprehensive loss							8,159	8,159

Balance December 30, 2023	68,497,324	$685	$254,642	$2,783,645	32,780,651	$(2,048,184)	$(6,865)	$983,923
Net income				195,946				195,946
Dividends ($3.38 per share)				(119,675)				(119,675)
Purchases of common stock					452,019	(82,117)		(82,117)
Issuance of stock related to stock-based compensation plans	61,945	1	(2,817)		10,526	(1,112)		(3,928)
Stock-based compensation			3,435					3,435
Other comprehensive loss							(5,145)	(5,145)

Balance December 28, 2024	68,559,269	$686	$255,260	$2,859,916	33,243,196	$(2,131,413)	$(12,010)	$972,439

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

4
4

Revenue from Contracts with Customers – Disaggregation of Revenue
The following table summarizes (i) the percentage of consolidated revenue generated by mode of transportation and (ii) the total amount of truck transportation revenue hauled by BCO Independent Contractors and Truck Brokerage Carriers generated by equipment type during the fiscal years ended December 28, 2024, December 30, 2023 and December 31, 2022 (dollars in thousands):

	Fiscal Years Ended
	December 28, 2024	December 30, 2023	December 31, 2022
Mode
Truck – BCO Independent Contractors	38%	38%	35%
Truck – Truck Brokerage Carriers	52%	53%	54%
Rail intermodal	2%	2%	2%
Ocean and air cargo carriers	6%	5%	8%

Truck Equipment Type
Van equipment	$2,447,810	$2,742,281	$3,892,085
Unsided/platform equipment	$1,455,663	$1,490,393	$1,760,357
Less-than-truckload	$99,828	$117,683	$142,438
Other truck transportation (1)	$343,253	$479,173	$835,959

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
Further, the Company retains liability of up to $2,000,000 for each general liability claim, $250,000 for each workers’ compensation claim and $250,000 for each cargo claim. In addition, under reinsurance arrangements by Signature Insurance Company (“Signature”) of certain risks of the Company’s BCO Independent Contractors, the Company retains liability of up to $500,000, $1,000,000 or $2,000,000 with respect to certain occupational accident claims and up to $750,000 with respect to certain workers’ compensation claims.

4
5

Tires
Tires purchased as part of trailing equipment are capitalized as part of the cost of the equipment. Replacement tires are charged to expense when placed in service.
Cash, Cash Equivalents and Restricted Cash
Included in cash and cash equivalents are all investments, except those provided for collateral, with an original maturity of 3 months or less. At December 28, 2024, December 30, 2023 and December 31, 2022, the Company had no restricted cash held by the Company’s insurance segment. At December 25, 2021, the Company had $4,049,000 of restricted cash held by the Company’s insurance segment included in the short-term investments balance of $35,778,000, providing collateral, along with certain other investments, for the letters of credit issued to guarantee payment of insurance claims.
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
Trade and Other Receivables
The allowance for doubtful accounts for both trade and other receivables represents management’s estimate of the amount of outstanding receivables that will not be collected. Estimates are used to determine the allowance for doubtful accounts for both trade and other receivables and are generally based on specific identification, historical collection results, current economic trends and changes in payment trends. Following is a summary of the activity in the allowance for doubtful accounts for fiscal years ending December 28, 2024, December 30, 2023 and December 31, 2022 (in thousands):

	Balance at Beginning of Period	Charged to Costs and Expenses	Write-offs, Net of Recoveries	Balance at End of Period
For the Fiscal Year Ended December 28, 2024
Trade receivables	$11,738	$6,449	$(5,283)	$12,904
Other receivables	15,376	11,811	(7,911)	19,276
Other non-current receivables	206	6	(4)	208

	$27,320	$18,266	$(13,198)	$32,388

For the Fiscal Year Ended December 30, 2023
Trade receivables	$12,121	$5,704	$(6,087)	$11,738
Other receivables	11,745	8,325	(4,694)	15,376
Other non-current receivables	203	3	—	206

	$24,069	$14,032	$(10,781)	$27,320

For the Fiscal Year Ended December 31, 2022
Trade receivables	$7,074	$7,354	$(2,307)	$12,121
Other receivables	9,511	4,863	(2,629)	11,745
Other non-current receivables	200	3	—	203

	$16,785	$12,220	$(4,936)	$24,069

Other Receivables and Other Assets
The Company provides financing to certain independent commission sales agents. Generally, these notes receivable include personal guarantees, may be collateralized by the assets and equity of the borrower and are due in periodic installments, including principal and interest payments, for terms of one to seven years. Notes receivable are recorded at amortized cost, net of the allowance for doubtful accounts. At December 28, 2024 and December 30, 2023, the Company had $26,606,000 and $5,079,000, respectively, of gross notes receivable from independent commission sales agents. The current portion is included within other receivables and the long-term portion is included in other assets in the consolidated balance sheets.

4
6

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
Testing Goodwill for Impairment
. ASU
2011-08
permits an initial assessment, commonly referred to as “step zero”, of qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount and also provides a basis for determining whether it is necessary to perform the quantitative analysis required by ASC Topic 350. In the fourth fiscal quarter of 2024, the Company performed the qualitative assessment of goodwill and determined it was more likely than not that the fair value of each of its reporting units would be greater than its carrying amount. Therefore, the Company determined it was not necessary to perform the quantitative goodwill impairment test. Furthermore, there has been no historical impairment of the Company’s goodwill.
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
Earnings Per Share
Basic earnings per common share are based on the weighted average number of common shares outstanding, which includes outstanding non-vested restricted stock and outstanding Deferred Stock Units. Diluted earnings per share are based on the weighted average number of common shares outstanding plus the incremental shares that would have been outstanding upon the assumed exercise of all dilutive stock options. During the fiscal years ended December 28, 2024, December 30, 2023 and December 31, 2022, the weighted-average number of common shares outstanding is the same for purposes of the calculations of both basic and diluted earnings per share. During and as of the fiscal year ended December 28, 2024, there were no outstanding stock options issued by the

4
7

Company. During the fiscal years ended December 30, 2023 and December 31, 2022, the impact on earnings per share of future compensation expense related to outstanding, unvested time-based awards was greater than the incremental impact of outstanding dilutive stock options, and would therefore have an anti-dilutive effect on earnings per share if included in the calculation of earnings per share. Accordingly, the Company had no reconciling items between the average number of common shares outstanding used to calculate basic earnings per common share and the average number of common shares and common share equivalents outstanding used to calculate diluted earnings per share during the fiscal years ended December 28, 2024, December 30, 2023 and December 31, 2022.
For the fiscal years ended December 30, 2023 and December 31, 2022, no options outstanding to purchase shares of Common Stock were antidilutive. Outstanding RSUs were excluded from the calculation of diluted earnings per share for all periods because the performance metric requirements or market condition for vesting had not been satisfied.
Dividends Payable
On December 9, 2024, the Company announced that its Board of Directors declared a special cash dividend of $2.00 per share payable on January 21, 2025 to stockholders of record of its Common Stock as of January 7, 2025. Dividends payable of $70,632,000 related to this special dividend were included in current liabilities in the consolidated balance sheet at December 28, 2024.
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
(2) Other Comprehensive Income
The following table presents the components of and changes in accumulated other comprehensive income (loss), net of related income taxes, as of and for the fiscal years ended December 28, 2024, December 30, 2023 and December 31, 2022 (in thousands):

	Unrealized Holding Gains (Losses) on Available-for-Sale Securities	Foreign Currency Translation	Total
Balance as of December 25, 2021	$113	$(5,516)	$(5,403)
Other comprehensive loss	(8,562)	(1,059)	(9,621)

Balance as of December 31, 2022	(8,449)	(6,575)	(15,024)
Other comprehensive income	3,439	4,720	8,159

Balance as of December 30, 2023	(5,010)	(1,855)	(6,865)
Other comprehensive income (loss)	2,205	(7,350)	(5,145)

Balance as of December 28, 2024	$(2,805)	$(9,205)	$(12,010)

Amounts reclassified from accumulated other comprehensive income to investment income due to the realization of previously unrealized gains and losses in the accompanying consolidated statements of income were not significant for the fiscal years ended December 28, 2024, December 30, 2023 and December 31, 2022.

4
8

(3) Investments
Investments include primarily investment-grade corporate bonds, asset-backed securities and commercial paper having maturities of up to five years (the “bond portfolio”) and money market investments. Investments in the bond portfolio are reported as available-for-sale
and are carried at fair value. Investments maturing less than one year from the balance sheet date are included in short-term investments and investments maturing more than one year from the balance sheet date are included in other assets in the consolidated balance sheets. Management performs an analysis of the nature of the unrealized losses on available-for-sale
investments to determine whether an allowance for credit loss is necessary. Unrealized losses, representing the excess of the purchase price of an investment over its fair value as of the end of a period, considered to be a result of credit-related factors, are to be included as a charge in the statement of income, while unrealized losses considered to be a result of non-credit-related
factors are to be included as a component of shareholders’ equity. Investments whose values are based on quoted market prices in active markets are classified within Level 1. Investments that trade in markets that are not considered to be active, but are valued based on quoted market prices, are classified within Level 2. As Level 2 investments include positions that are not traded in active markets, valuations may be adjusted to reflect illiquidity and/or non-transferability,
which are generally based on available market information. Any transfers between levels are recognized as of the beginning of any reporting period. Fair value of the bond portfolio was determined using Level 1 inputs related to money market investments and Level 2 inputs related to investment-grade corporate bonds, asset-backed securities, commercial paper and direct obligations of government agencies. Unrealized losses, net of unrealized gains, on the investments in the bond portfolio were $3,573,000 and $6,382,000 at December 28, 2024 and December 30, 2023, respectively.
The amortized cost and fair values of available-for-sale investments are as follows at December 28, 2024 and December 30, 2023 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 28, 2024
Money market investments	$13,473	$—	$—	$13,473
Asset-backed securities	26,785	25	1,770	25,040
Corporate bonds, commercial paper and direct obligations of government agencies	107,180	198	2,026	105,352

Total	$147,438	$223	$3,796	$143,865

December 30, 2023
Money market investments	$16,832	$—	$—	$16,832
Asset-backed securities	16,543	—	2,236	14,307
Corporate bonds, commercial paper and direct obligations of government agencies	118,481	279	4,384	114,376
U.S. Treasury obligations	6,287	2	43	6,246

Total	$158,143	$281	$6,663	$151,761

For those
available-for-sale
investments with unrealized losses at December 28, 2024 and December 30, 2023, the following table summarizes the duration of the unrealized loss (in thousands):

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
December 28, 2024
Asset-backed securities	$9,663	$37	$12,596	$1,733	$22,259	$1,770
Corporate bonds, commercial paper, and direct obligations of government agencies	18,409	169	59,609	1,857	78,018	2,026

Total	$28,072	$206	$72,205	$3,590	$100,277	$3,796

December 30, 2023
Asset-backed securities	$—	$—	$14,307	$2,236	$14,307	$2,236
Corporate bonds, commercial paper, and direct obligations of government agencies	3,506	42	86,841	4,342	90,347	4,384
U.S. Treasury obligations	—	—	2,305	43	2,305	43

Total	$3,506	$42	$103,453	$6,621	$106,959	$6,663

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
Short-term investments include $51,619,000 in current maturities of investments held by the Company’s insurance segment at December 28, 2024. The non-current
portion of the bond portfolio of $92,246,000 is included in other assets. The short-term investments, together with $30,960,000 of non-current
investments, provide collateral for the $74,321,000 of letters of credit issued to guarantee payment of insurance claims.
Investment income represents the earnings on the insurance segment’s assets. Investment income earned from the assets of the insurance segment are included as a component of operating income as the investment of these assets is critical to providing collateral, liquidity and earnings with respect to the operation of the Company’s insurance programs.
(4) Income Taxes
The provisions for income taxes consisted of the following (in thousands):

	Fiscal Years
	2024	2023	2022
Current:
Federal	$54,621	$76,827	$116,642
State	9,750	13,305	23,309
Foreign	999	1,278	1,958

Total current	$65,370	$91,410	$141,909

Deferred:
Federal	$(5,441)	$(8,410)	$(3,945)
State	(1,549)	701	(1,415)

Total deferred	$(6,990)	$(7,709)	$(5,360)

Income taxes	$58,380	$83,701	$136,549

Temporary differences and carryforwards which gave rise to deferred tax assets and liabilities consisted of the following
(in thousands):

	Dec. 28, 2024	Dec. 30, 2023
Deferred tax assets:
Receivable valuations	$7,899	$6,616
Share-based payments	1,139	2,550
Self-insured claims	4,659	3,376
Other	11,411	10,412

Total deferred tax assets	$25,108	$22,954

Deferred tax liabilities:
Operating property	$35,131	$39,117
Goodwill	4,366	4,107
Other	3,213	3,718

Total deferred tax liabilities	$42,710	$46,942

Net deferred tax liability	$17,602	$23,988

The following table summarizes the differences between income taxes calculated at the federal income tax rate of
21
% on income before income taxes and the provisions for income taxes (in thousands):

	Fiscal Years
	2024	2023	2022
Income taxes at federal income tax rate	$53,408	$73,100	$119,167
State income taxes, net of federal income tax benefit	6,637	11,250	16,596
Non-deductible executive compensation	1,063	2,309	3,552
Meals and entertainment exclusion	508	520	200
Research and development credits	(2,591)	(1,672)	(1,526)
Share-based payments	(1,122)	(2,832)	(2,958)
Other, net	477	1,026	1,518

Income taxes	$58,380	$83,701	$136,549

The Company files a consolidated U.S. federal income tax return. The Company or its subsidiaries file state tax returns in the majority of the U.S. state tax jurisdictions. With few exceptions, the Company and its subsidiaries are no longer subject to U.S. federal or state income tax examinations by tax authorities for 2020 and prior years. The Company’s wholly-owned Canadian subsidiary, Landstar Canada, Inc., is subject to Canadian income and other taxes. The Company’s wholly-owned Mexican subsidiaries, Landstar Holdings, S. de R.L.C.V. and Landstar Metro, S.A.P.I. de C.V., are subject to Mexican income and other taxes. The Company’s Canadian and Mexican subsidiaries also may each be subject to U.S. income and other taxes.
As of December 28, 2024 and December 30, 2023, the Company had $5,396,000 and $4,467,000, respectively, of net unrecognized tax benefits representing the provision for the uncertainty of certain tax positions plus a component of interest and penalties. Estimated interest and penalties on the provision for the uncertainty of certain tax positions is included in income tax expense. At December 28, 2024 and December 30, 2023, there was $1,793,000 and $1,249,000, respectively, accrued for estimated interest and penalties related to the uncertainty of certain tax positions. The Company does not currently anticipate any significant increase or decrease to the unrecognized tax benefit during fiscal year 2025.
The following table summarizes the rollforward of the total amounts of gross unrecognized tax benefits for fiscal years 2024 and 2023 (in thousands):

	Fiscal Years
	2024	2023
Gross unrecognized tax benefits – beginning of the year	$5,454	$3,726
Gross increases related to current year tax positions	598	953
Gross increases related to prior year tax positions	1,344	1,570
Lapse of statute of limitations	(825)	(795)

Gross unrecognized tax benefits – end of the year	$6,571	$5,454

Landstar paid income taxes of $47,528,000 in fiscal year 2024, $92,695,000 in fiscal year 2023 and $158,715,000 in fiscal year 2022.

(5) Operating Property
Operating property is summarized as follows (in thousands):

	Dec. 28, 2024	Dec. 30, 2023
Land	$17,389	$16,328
Buildings and improvements	80,719	71,157
Trailing equipment	518,524	491,208
Information technology hardware and software	141,029	132,153
Other equipment	10,231	10,136

Total operating property, gross	767,892	720,982
Less accumulated depreciation and amortization	456,547	436,682

Total operating property, net	$311,345	$284,300

Included above is $175,464,000 in fiscal year 2024 and $143,542,000 in fiscal year 2023 of operating property under finance leases, $131,770,000 and $100,188,000, respectively, net of accumulated depreciation and amortization. Landstar acquired operating property by entering into finance leases in the amount of $62,194,000 in fiscal year 2024, $4,093,000 in fiscal year 2023 and $30,659,000 in fiscal year 2022.
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
The expense for the Company-sponsored defined contribution plan included in selling, general and administrative expense was $2,805,000 in fiscal year 2024, $2,812,000 in fiscal year 2023 and $2,716,000 in fiscal year 2022.
(7) Debt
Other than the finance lease obligations as presented on the consolidated balance sheets, the Company had no outstanding debt as of December 28, 2024 and December 30, 2023.
On
July 1, 2022
, Landstar entered into a second amended and restated credit agreement with a bank syndicate led by JPMorgan Chase Bank, N.A., as administrative agent (as further amended as of June 21, 2024, the “Credit Agreement”). The Credit Agreement, which matures July 1, 2027, provides for borrowing capacity in the form of a revolving credit facility of $300,000,000, $45,000,000 of which may be utilized in the form of letters of credit. The Credit Agreement also includes an “accordion” feature providing for a possible increase of up to an aggregate amount of borrowing capacity of $600,000,000. As of December 28, 2024, the Company had no borrowings outstanding under the Credit Agreement.
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
Landstar paid interest of $3,813,000 in fiscal year 2024, $3,604,000 in fiscal year 2023 and $4,151,000 in fiscal year 2022.
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
The components of lease cost for finance leases and operating leases for the fiscal year ended December 28, 2024 were (in thousands):

Finance leases:
Amortization of right-of-use assets	$17,476
Interest on lease liability	2,767

Total finance lease cost	20,243

Operating leases:
Lease cost	3,835
Variable lease cost	—
Sublease income	(5,604)

Total net operating lease income	(1,769)

Total net lease cost	$18,474

Total net operating lease income, net of rent expense under operating leases, was $1,853,000 and $2,121,000 in fiscal years 2023 and 2022, respectively.

A summary of the lease classification on the Company’s consolidated balance sheet as of December 28, 2024 is as follows (in thousands):
Assets:

Operating lease right-of-use assets	Other assets	$1,062
Finance lease assets	Operating property, less accumulated depreciation and amortization	131,770

Total lease assets		$132,832

Liabilities:
The following table reconciles the undiscounted cash flows for the finance and operating leases to the finance and operating lease liabilities recorded on the balance sheet at December 28, 2024 (in thousands):

	Finance Leases	Operating Leases
2025	$39,915	$599
2026	31,653	272
2027	19,400	216
2028	15,309	48
2029	11,197	—
Thereafter	—	—

Total future minimum lease payments	117,474	1,135
Less amount representing interest (1.6% to 6.4%)	15,167	73

Present value of minimum lease payments	$102,307	$1,062

Current maturities of long-term debt	33,116
Long-term debt, excluding current maturities	69,191
Other current liabilities		520
Deferred income taxes and other noncurrent liabilities		542
The weighted average remaining lease term and the weighted average discount rate for finance and operating leases as of December 28, 2024 were:

	Finance Leases	Operating Leases
Weighted average remaining lease term (years)	3.7	2.3
Weighted average discount rate	4.8%	5.5%
(9) Share-Based Payment Arrangements
As of December 28, 2024, the Company has an employee equity incentive plan, the 2011 equity incentive plan (the “2011 EIP”). The Company also has a stock compensation plan for members of its Board of Directors, the 2022 Directors Stock Compensation Plan (the “2022 DSCP”). 6,000,000 shares of the Company’s Common Stock were authorized for issuance under the 2011 EIP and 200,000 shares of the Company’s Common Stock were authorized for issuance under the 2022 DSCP. The 2011 EIP and 2022 DSCP are each referred to herein as a “Plan,” and, collectively, as the “Plans.” Amounts recognized in the financial statements with respect to these Plans are as follows (in thousands):

	Fiscal Years
	2024	2023	2022
Total cost of the Plans during the period	$3,435	$4,282	$12,399
Amount of related income tax benefit recognized during the period	(1,963)	(3,622)	(5,199)

Net cost of the Plans during the period	$1,472	$660	$7,200

Included in income tax benefits recognized in the fiscal years ended December 28, 2024, December 30, 2023 and December 31, 2022 were excess tax benefits from stock-based awards of $1,122,000, $2,830,000 and $2,948,000, respectively.

As of December 28, 2024, there were 181,450 shares of the Company’s Common Stock reserved for issuance under the 2022 DSCP and 2,799,702 shares of the Company’s Common Stock reserved for issuance under the 2011 EIP.
Restricted Stock Units
The following table summarizes information regarding the Company’s outstanding restricted stock unit (“RSU”) awards with either a performance condition or a market condition under the Plans:

	Number of RSUs	Weighted Average Grant Date Fair Value
Outstanding at December 25, 2021	209,399	$102.90
Granted	50,019	$139.44
Shares earned in excess of target (1)	91,497	$92.58
Vested shares, including shares earned in excess of target	(177,146)	$95.48
Forfeited	(21,989)	$113.85

Outstanding at December 31, 2022	151,780	$115.80
Granted	41,638	$164.91
Shares earned in excess of target (2)	79,176	$98.39
Vested shares, including shares earned in excess of target	(137,861)	$97.97
Forfeited	(2,011)	$142.67

Outstanding at December 30, 2023	132,722	$138.93
Granted	102,997	$138.85
Shares earned in excess of target (3)	1,791	$51.42
Vested shares, including shares earned in excess of target	(45,057)	$115.69
Forfeited	(29,801)	$140.20

Outstanding at December 28, 2024	162,652	$144.12

(1)
Represents additional shares earned under each of the February 2, 2017, February 2, 2018 and February 1, 2019 RSU awards, as fiscal year 2021 financial results exceeded target performance level under each such award.

(2)
Represents additional shares earned (i) under the February 1, 2019 and January 31, 2020 RSU awards as fiscal year 2022 financial results exceeded target performance level and (ii) under the April 24, 2018 and July 1, 2019 RSU awards as total shareholder return during the applicable performance period exceeded target performance level under each of those awards.

(3)
Represents additional shares earned under the April 24, 2018 and July 1, 2019 RSU awards as total shareholder return during the applicable performance period exceeded target performance level under each of those awards.

During fiscal years 2024, 2023 and 2022, the Company granted RSUs with a performance condition. During fiscal year 2024, the Company also granted RSUs with a market condition.
RSUs with a performance condition granted on February 2, 2024 may vest on January 31 of 2027, 2028 and 2029 based on growth in operating income and pre-tax
income per diluted share from continuing operations as compared to the results from the 2023 fiscal year. RSUs with a performance condition granted on February 3, 2023 may vest on January 31 of 2026, 2027 and 2028 based on growth in operating income and pre-tax
income per diluted share from continuing operations as compared to the results from the 2022 fiscal year. RSUs with a performance condition granted on January 28, 2022 may vest on January 31 of 2025, 2026 and 2027 based on growth in operating income and pre-tax
income per diluted share from continuing operations as compared to the results from the 2021 fiscal year. At the time of grant, the target number of common shares available for issuance under the February 2, 2024, February 3, 2023 and January 28, 2022 grants equals 100% of the number of RSUs granted, and the maximum number of common shares available for issuance under the February 2, 2024, February 3, 2023 and January 28, 2022 grants equals 200% of the number of RSUs credited to the recipient. In the event actual results exceed the target, the number of shares that will be granted will exceed the number of RSUs granted. The fair value of an RSU with a performance condition was determined based on the market value of the Company’s Common Stock on the date of grant, discounted for lack of marketability for a minimum post-vesting holding requirement. The discount rate due to lack of marketability used for RSU award grants with a performance condition for all periods was 7%. With respect to RSU awards with a performance condition, the Company reports compensation expense over the life of the award based on an estimated number of units that will vest over the life of the award, multiplied by the fair value of an RSU at the time of grant.

On February 2, 2024, the Company granted 58,268
RSUs that vest based on a market condition. These RSUs may vest based on the Company’s achievement of a target total shareholder return (“TSR”) compound annual growth rate (adjusted to reflect dividends (if any) paid during the period the awards are outstanding and capital adjustments as may be necessary), to be measured annually starting after the sixth anniversary of the grant date and concluding after the tenth anniversary of the grant date. The fair value of this RSU award was determined at the time of grant based on the expected achievement of the market condition. With respect to these RSU awards, the Company reports compensation expense ratably over the service period of the award based on the number of units granted multiplied by the grant date fair value of the RSU. Previously recognized compensation cost would be reversed only if the employee did not complete the requisite service period due to termination of employment.
The Company recognized approximately ($800,000), $581,000 and $9,100,000 of share-based compensation (benefit) expense related to RSU awards in fiscal years 2024, 2023 and 2022, respectively. As of December 28, 2024, there was a maximum of $41.9 million of total unrecognized compensation cost related to RSU awards granted under the Plans with an expected average remaining life of approximately 3.3 years. With respect to RSU awards with a performance condition, the amount of future compensation expense to be recognized will be determined based on future operating results.
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

	Number of Shares and Deferred Stock Units	Weighted Average Grant Date Fair Value
Non-vested at December 25, 2021	56,436	$125.16
Granted	25,354	$152.54
Vested	(27,074)	$122.68
Forfeited	(6,921)	$144.45

Non-vested at December 31, 2022	47,795	$138.30
Granted	22,714	$179.32
Vested	(24,161)	$138.35

Non-vested at December 30, 2023	46,348	$158.38
Granted	31,525	$187.08
Vested	(25,647)	$151.16
Forfeited	(4,707)	$169.92

Non-vested at December 28, 2024	47,519	$180.17

The fair value of each share of
non-vested
restricted stock issued and Deferred Stock Unit granted under the Plans is based on the fair value of a share of the Company’s Common Stock on the date of grant. Shares of non-vested
restricted stock are generally subject to vesting in three equal annual installments either on the first, second and third anniversary of the date of grant or the third, fourth and fifth anniversary of the date of the grant, in two equal annual installments on the first and second anniversary of the date of the grant or
100
% on the first, third or fifth anniversary of the date of the grant. For restricted stock awards granted under the 2022 DSCP, each recipient may elect to defer receipt of shares and instead receive restricted stock units (“Deferred Stock Units”), which represent contingent rights to receive shares of the Company’s Common Stock on the date of recipient separation from service from the Board of Directors, or, if earlier, upon a change in control event of the Company. Deferred Stock Units become vested
100
% on the first anniversary of the date of the grant. Deferred Stock Units do not represent actual ownership in shares of the Company’s Common Stock and the recipient does not have voting rights or other incidents of ownership until the shares are issued. However, Deferred Stock Units do contain the right to receive dividend equivalent payments prior to settlement into shares.
As of December 28, 2024, there was $4,684,000 of total unrecognized compensation cost related to non-vested
shares of restricted stock and Deferred Stock Units granted under the Plans. The unrecognized compensation cost related to these non-vested
shares of restricted stock and Deferred Stock Units is expected to be recognized over a weighted average period of 1.6 years.

Stock Options
The Company did not grant any stock options during its 2022, 2023 or 2024 fiscal years. Options outstanding under the Plans generally become exercisable in either five equal annual installments commencing on the first anniversary of the date of grant or 100% on the fifth anniversary from the date of grant, subject to acceleration in certain circumstances. All options granted under the Plans expire on the tenth anniversary of the date of grant. Under the Plans, the exercise price of each option equals the fair market value of the Company’s Common Stock on the date of grant.
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
The Company had no issued and outstanding vested or unvested stock options or unrecognized compensation costs related to non-vested
stock options granted under the Plans as of or for the fiscal year ended December 28, 2024.
The following table summarizes information regarding the Company’s outstanding stock options under the Plans for fiscal years 2023 and 2022:

	Options Outstanding		Options Exercisable
	Number of Options	Weighted Average Exercise Price per Share	Number of Options	Weighted Average Exercise Price per Share
Options at December 25, 2021	8,570	$55.42	8,570	$55.42
Exercised	(6,670)	$55.14

Options at December 31, 2022	1,900	$56.40	1,900	$56.40
Exercised	(1,900)	$56.40

Options at December 30, 2023	—		—

The total intrinsic value of stock options exercised during fiscal years 2023 and 2022 was $
218,000
and $
704,000
, respectively.
Directors’ Stock Compensation Plan
Directors of the Company who are not employees of the Company (each an “Eligible Director”) are entitled under the 2022 DSCP to receive a grant of such number of restricted shares of the Company’s Common Stock or Deferred Stock Units equal to the quotient of $150,000 divided by the fair market value of a share of Common Stock on the date immediately following the date of each annual meeting of the stockholders of the Company (an “Annual Meeting”). In fiscal year 2024, 5,810 restricted shares were granted to Eligible Directors. In fiscal year 2023, 5,957 restricted shares were granted to Eligible Directors. In fiscal year 2022, 7,063 restricted shares were granted to Eligible Directors.

No
Deferred Stock Units were issued in fiscal years 2024, 2023 or 2022.
Restricted shares granted in 202
4
, 2023 and 202
2
vest on the date of the next Annual Meeting. During fiscal years 2024, 2023 and 2022, $1,053,000, $1,050,000 and $964,000, respectively, of compensation cost was recorded for the grant of these restricted shares.
(10) Equity
On December 7, 2021, the Landstar System, Inc. Board of Directors authorized the Company to purchase up to 1,912,824 shares of the Company’s Common Stock from time to time in the open market and in privately negotiated transactions. On December 6, 2022, the Landstar System, Inc. Board of Directors authorized the Company to purchase up to 1,900,826 additional shares of the Company’s Common Stock from time to time in the open market and in privately negotiated transactions. On December 4, 2023, the Landstar System, Inc. Board of Directors authorized the Company to purchase up to 319,332 additional shares of its Common Stock from time to time in the open market and in privately negotiated transactions under its share purchase program. As of December 28, 2024, the Company had authorization to purchase in the aggregate up to 2,547,981 shares of its Common Stock under these programs. No specific expiration date has been assigned to the December 7, 2021, December 6, 2022 or December 4, 2023 authorizations. During fiscal year 2024, Landstar purchased a total of 452,019 shares of its Common Stock at a total cost of $82,117,000 pursuant to its previously announced stock purchase program, including $81,400,000 in cash purchases and accrued excise tax of $717,000, which is included in other current liabilities in the consolidated balance sheet at December 28, 2024.
The Company has 2,000,000 shares of preferred stock authorized and unissued.

(11) Commitments and Contingencies
At December 28, 2024, in addition to the $74,321,000 letters of credit secured by investments, Landstar had $35,250,000 of letters of credit outstanding under the Company’s Credit Agreement.
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
(12) Segment Information
Landstar markets its integrated transportation management solutions primarily through independent commission sales agents and exclusively utilizes third party capacity providers to transport customers’ freight. Landstar’s independent commission sales agents enter into contractual arrangements with the Company and are responsible for locating freight, making that freight available to Landstar’s capacity providers and coordinating the transportation of the freight with customers and capacity providers. The Company’s third party capacity providers consist of independent contractors who provide truck capacity to the Company under exclusive lease arrangements (the “BCO Independent Contractors”), unrelated trucking companies who provide truck capacity to the Company under non-exclusive
contractual arrangements (the “Truck Brokerage Carriers”), air cargo carriers, ocean cargo carriers and railroads. Through this network of agents and capacity providers linked together by Landstar’s ecosystem of digital technologies, Landstar operates an integrated transportation management solutions business primarily throughout North America with revenue of $4.8 billion during the most recently completed fiscal year. The Company reports the results of two operating segments: the transportation logistics segment and the insurance segment.
The transportation logistics segment provides a wide range of integrated transportation management solutions. Transportation services offered by the Company include truckload, less-than-truckload and other truck transportation, rail intermodal, air cargo, ocean cargo, expedited ground and air delivery of time-critical freight, heavy-haul/specialized, U.S.-Canada and U.S.-Mexico cross-border, intra-Mexico, intra-Canada, project cargo and customs brokerage. Examples of the industries serviced by the transportation logistics segment include automotive parts and assemblies, consumer durables, building products, metals, chemicals, foodstuffs, heavy machinery, retail, electronics and military equipment and general commodities. In addition, the transportation logistics segment provides transportation services to other transportation companies, including third party logistics and less-than-truckload service providers. The independent commission sales agents market services provided by the transportation logistics segment. Billings for freight transportation services are typically charged to customers on a per shipment basis for the physical transportation of freight and are referred to as transportation revenue. The results of operations from Landstar Blue and Landstar Metro are presented as part of the Company’s transportation logistics segment.
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
The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company’s chief operating decision maker (“CODM”) is our Chief Executive Officer. The CODM evaluates each segment’s performance and makes decisions about resource allocations primarily based on operating income, which is the principal financial metric utilized to monitor budgeted versus actual results by segment of the Company. Asset information by segment is not typically provided to the CODM for purposes of evaluating performance or allocating resources, and therefore such information has not been presented.
No single customer accounted for more than 10% of the Company’s consolidated revenue in fiscal years 2024, 2023 and 2022. Substantially all of the Company’s revenue is generated in North America, primarily through customers located in the United States.

The following tables summarize information about the Company’s reportable business segments as of and for the fiscal years ending December 28, 2024, December 30, 2023 and December 31, 2022 (in thousands):

	Transportation Logistics	Insurance	Total
2024
External revenue	$4,756,008	$63,237	$4,819,245
Internal revenue	—	57,476	57,476

Total revenue	4,756,008	120,713	4,876,721

Investment income		14,810	14,810

Purchased transportation	3,745,241		3,745,241
Commissions to agents	392,751		392,751
Other operating costs, net of gains on asset sales/dispositions	58,781		58,781
Insurance and claims	92,712	78,693	171,405
Selling, general and administrative	204,089	13,619	217,708
Depreciation and amortization	56,738		56,738

Operating income	205,696	43,211	248,907

Goodwill	40,933		40,933

	Transportation Logistics	Insurance	Total
2023
External revenue	$5,230,846	$72,476	$5,303,322
Internal revenue	—	67,977	67,977

Total revenue	5,230,846	140,453	5,371,299

Investment income		10,141	10,141

Purchased transportation	4,068,262		4,068,262
Commissions to agents	462,668		462,668
Other operating costs, net of gains on asset sales/dispositions	54,191		54,191
Insurance and claims	101,179	81,039	182,218
Selling, general and administrative	197,819	13,980	211,799
Depreciation and amortization	58,153		58,153

Operating income	288,574	55,575	344,149

Goodwill	42,275		42,275

	Transportation Logistics	Insurance	Total
2022
External revenue	$7,358,008	$78,554	$7,436,562
Internal revenue	—	79,229	79,229

Total revenue	7,358,008	157,783	7,515,791

Investment income		3,162	3,162

Purchased transportation	5,804,017		5,804,017
Commissions to agents	614,865		614,865
Other operating costs, net of gains on asset sales/dispositions	45,192		45,192
Insurance and claims	105,477	99,587	205,064
Selling, general and administrative	206,504	14,775	221,279
Depreciation and amortization	57,453		57,453

Operating income	524,500	46,583	571,083

Goodwill	41,220		41,220

	Fiscal Years Ended
	December 28, 2024	December 30, 2023	December 31, 2022
Total revenue	$4,876,721	$5,371,299	$7,515,791
Elimination of internal revenue	(57,476)	(67,977)	(79,229)

Total consolidated revenue	4,819,245	5,303,322	7,436,562
Operating income	$248,907	$344,149	$571,083
Interest and debt (income) expense (1)	(5,419)	(3,946)	3,620

Income before income taxes	254,326	348,095	567,463

(1)
Interest and debt (income) expense includes (1) interest income earned on cash balances held by the transportation logistics segment of $9,495, $7,811 an
d
$900 in 2024, 2023 and 2022, respectively an
d

(2)
 consolidated
total interest expense of $
4,076, $3,865
 and $4,520

(1) in 2024, 2023 an
d 2022, respectively.

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
The following table summarizes the adverse effect of the increase in the cost of insurance claims resulting from unfavorable development of prior year self-insured claims estimates on operating income, net income and earnings per share set forth in the consolidated statements of income for the fiscal years ended December 28, 2024, December 30, 2023 and December 31, 2022 (in thousands, except per share amounts):

	Fiscal Years Ended
	December 28, 2024	December 30, 2023	December 31, 2022
Operating income	$8,824	$6,058	$11,331
Net income	$6,794	$4,598	$8,570

Basic and diluted earnings per share	$0.19	$0.13	$0.23
The unfavorable development of prior years’ claims in the fiscal years ended December 28, 2024, December 30, 2023 and December 31, 2022 was primarily attributable in each year to several specific claims.
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
(15) Gain Contingency
The Company does not allow for the recognition of a gain contingency within its consolidated financial statements prior to the settlement of the underlying events or contingencies associated with the gain contingency. As a result, the consideration related to a gain contingency is recorded in the consolidated financial statements during the period in which all underlying events or contingencies are resolved and the gain is realized. It is anticipated that during the 2025 second fiscal quarter, the Company will receive a $12,000,000 cash payment from a third party reinsurance provider in the form of a “no claims bonus” resulting from favorable loss experience under a three year commercial auto liability reinsurance arrangement relating to claims incurred between May 1, 2020 through April 30, 2023. The Company intends to record the receipt of this payment as a deferred gain on the balance sheet, until such time as all underlying claims with exposure under the applicable excess layer insurance arrangement are resolved and the gain can be recognized.
(16) Recent Accounting Pronouncements
Adoption of New Accounting Standards
In November 2023, the FASB issued ASU 2023-07,
Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures
(“ASU 2023-07”), which expands disclosures about a public entity’s reportable segments and requires more enhanced information about a reportable segment’s expenses, interim segment profit or loss, and how a public entity’s chief operating decision maker uses reported segment profit or loss information in assessing segment performance and allocating resources. ASU 2023-07 is effective for annual periods beginning after December 15, 2023. The Company adopted ASU 2023-07 on December 28, 2024 retrospectively to all prior periods presented in the consolidated financial statements.
Accounting Standards Issued But Not Yet Adopted
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
In November 2024, the FASB issued ASU 2024-03,
Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses
(“ASU 2024-03”), which expands disclosures about certain categories of expenses. ASU 2024-03 is effective for annual periods beginning after December 15, 2026. The Company is currently evaluating the impact of ASU 2024-03 on its consolidated financial statements and disclosures.

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Landstar System, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Landstar System, Inc. and subsidiary (the Company) as of December 28, 2024 and December 30, 2023, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the fiscal years in the three-year period ended December 28, 2024, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 28, 2024 and December 30, 2023, and the results of its operations and its cash flows for each of the fiscal years in the three-year period ended December 28, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 28, 2024, based on criteria established in
Internal Control – Integrated Framework (2013)
 issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 24, 2025 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Self-insurance claims liability
As discussed in Note 1 to the consolidated financial statements, the liability for insurance claims includes the actuarially determined estimated costs of cargo, property, casualty, general liability, and workers’ compensation claims, both reported and for claims incurred but not reported, up to the Company’s retained amount per claim, which is referred to as the self-insurance claims liability. The Company’s estimated costs of insurance claims include assumptions regarding the frequency and severity of claims and are based upon the facts and circumstances known as of the applicable balance sheet date. The Company’s liability for insurance claims as of December 28, 2024 was $103,353,000, which includes the self-insurance claims liability.

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
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s self-insurance claims process, including a control related to the development of the assumptions used to estimate the self-insurance claims liability. We involved actuarial professionals with specialized skills and knowledge, who assisted in assessing the actuarial model used by the Company, including the external actuarial report obtained by the Company, to estimate the self-insurance claims liability for consistency with generally accepted actuarial standards. The actuarial professionals also developed an estimate of the range of the self-insurance claims liability using the Company’s historical claims data. We compared the estimated range of the self-insurance claims liability to the amount recorded by the Company. We tested a sample of the claims data used in the actuarial model by comparing the data to underlying claims details. For certain claims, we obtained letters received directly from the Company’s external legal counsel to evaluate the liability recorded. Additionally, we assessed the development of the self-insurance claims liability in the current year compared to recent historical trends and considered implications on the current year assumptions. We also assessed facts and circumstances received by the Company after the balance sheet date, but before the consolidated financial statements were issued, and the impact, if any, of such facts and circumstances on the self-insurance claims liability.
/s/ KPMG LLP
We have served as the Company’s auditor since 1988.
Jacksonville, Florida
February 24, 2025

KPMG LLP (PCAOB ID: 185), the independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K for the fiscal year ended December 28, 2024, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting. Such report appears immediately below.
(b) Attestation Report of the Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Landstar System, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Landstar System, Inc. and subsidiary’s (the Company) internal control over financial reporting as of December 28, 2024, based on criteria established in

Internal Control – Integrated Framework (2013)
 issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 28, 2024, based on criteria established in

Internal Control – Integrated Framework (2013)
 issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 28, 2024 and December 30, 2023, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the fiscal years in the three-year period ended December 28, 2024, and the related notes (collectively, the consolidated financial statements), and our report dated February 24, 2025 expressed an unqualified opinion on those consolidated financial statements.
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
February 24, 2025

(c) Changes in Internal Control Over Financial Reporting
There were no significant changes in the Company’s internal control over financial reporting during the Company’s fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting
.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, an evaluation was carried out, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended). Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of December 28, 2024 to provide reasonable assurance that information required to be disclosed by the Company in reports that it filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

Management, with the participation of the Company’s principal executive officer and principal financial officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 28, 2024. This assessment was performed using the criteria established under the Internal Control-Integrated Framework (2013) established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

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

Based on the assessment performed using the criteria established by COSO, management has concluded that the Company maintained effective internal control over financial reporting as of December 28, 2024.

64

Item 9B.
Other Information
During the fiscal year ended December 28, 2024, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Landstar’s securities that was intended to satisfy the affirmative defense conditions of Rule
10b5-1(c)
or any
“non-Rule
10b5-1
trading
arrangement
.”
Item 9C.
Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

6
8

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
We have adopted insider trading policies and procedures that govern the purchase, sale and/or other dispositions of our securities by directors, officers, and employees, together with their immediate family members and other persons living in their households. We believe our insider trading policies and procedures are reasonably designed to promote compliance with insider trading laws, rules and regulations, and any applicable NASDAQ standards. While the Company’s Insider Trading Policy is designed to apply to individuals, as described above, rather than transactions by the Company in its own securities, it is the Company’s policy with respect to transactions in its securities to comply with all applicable insider trading laws and NASDAQ standards.
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

(3)	Exhibits

Exhibit No.	Description

(3)	Articles of Incorporation and By-Laws:

3.1	Restated Certificate of Incorporation of the Company dated May 10, 2023, including Certificate of Designation of Junior Participating Preferred Stock dated February 10, 1993. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on May 11, 2023 (Commission File No. 0-21238))

3.2	The Company’s Second Amended and Restated Bylaws, as adopted as of November 2, 2023. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 10-Q filed on November 3, 2023 (Commission File No. 0-21238))

(4)	Instruments defining the rights of security holders, including indentures:

4.1 P	Specimen of Common Stock Certificate. (Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 33-57174))

4.2	Description of Securities (Incorporated by reference to Exhibit 4.4 to the Registrant’s Annual Report on Form 10-K for fiscal year ended December 28, 2019 (Commission File No. 0-21238))

(10)	Material contracts:

10.1+	Second Amended and Restated Credit Agreement, dated as of July 1, 2022, among Landstar System Holdings, Inc., the Company, the lenders named therein, and JPMorgan Chase Bank, N.A. as Administrative Agent (including exhibits and schedules thereto). (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on July 8, 2022 (Commission File No. 0-21238))

10.2+	First Amendment to Second Amended and Restated Credit Agreement, dated as of June 21, 2024, among Landstar System Holdings, Inc., the Company, the lenders named therein, and JPMorgan Chase Bank, N.A. as Administrative Agent (including exhibits and schedules thereto). (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed on July 31, 2024 (Commission File No. 0-21238))

10.3+	Landstar System, Inc. Supplemental Executive Retirement Plan, as amended and restated as of January 1, 2015 (Incorporated by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 27, 2014 (Commission File No. 0-21238))

10.4+	First Amendment, dated as of November 1, 2018, to the Landstar System, Inc. Supplemental Executive Retirement Plan (as amended and restated as of January 1, 2015) (Incorporated by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 29, 2018 (Commission File No. 0-21238))

10.5+	Landstar System, Inc. 2011 Equity Incentive Plan, as amended through November 2, 2023. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 10-Q filed on November 3, 2023 (Commission File No. 0-21238))

10.6+	Landstar System, Inc. 2022 Directors Stock Compensation Plan (Incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement filed on March 29, 2022 (Commission File No. 0-21238))

10.7+	Form of Indemnification Agreement between the Company and each of the directors and Executive Officers of the Company (Incorporated by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 27, 2003 (Commission File No. 0-21238))

10.8+	Form of Key Executive Employment Protection Agreement between Landstar System, Inc. and certain of the Executive Officers of the Company, in the form as amended as of December 26, 2015, (Incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K for fiscal year ended December 26, 2015 (Commission File No. 0-21238))

10.9+*	Form of Notice of 2025 Performance Related Stock Awards under the 2011 Equity Incentive Plan, with Restrictive Covenant Agreement included at Appendix A

10.10+	Letter Agreement, dated December 4, 2023, between Landstar System, Inc. and James B. Gattoni (Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on December 5, 2023 (Commission File No. 0-21238))

10.11+	Letter Agreement, dated December 4, 2023, between Landstar System, Inc. and Frank A. Lonegro (Incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed on December 5, 2023 (Commission File No. 0-21238))

10.12+	Total Shareholder Return Performance Related Stock Award Agreement, between Landstar System, Inc. and Frank A. Lonegro, dated February 2, 2024 (Incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 30, 2023 (Commission File No. 0-21238))

(19)	Insider Trading Policies and Procedures:

19.1*	Insider Trading Policy, dated as of February 20, 2025

(21)	Subsidiaries of the Registrant:

21.1*	List of Subsidiaries of the Registrant

(23)	Consents of experts and counsel:

23.1*	Consent of KPMG LLP as Independent Registered Public Accounting Firm

(24)	Power of attorney:

24.1*	Powers of Attorney

(31)	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002:

31.1*	Chief Executive Officer certification, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Chief Financial Officer certification, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32)	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002:

32.1**	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(97)

97.1+	Landstar System, Inc. Clawback Policy, as adopted on August 10, 2023

101 *	The following materials from the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2024, formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Changes in Shareholders’ Equity, (vi) Notes to Consolidated Financial Statements, and (vii) Financial Statement Schedule.

104 *	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

+	management contract or compensatory plan or arrangement
*	Filed herewith.
**	Furnished herewith.

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

Date: February 24, 2025	LANDSTAR SYSTEM, INC.

By:
/s/ FRANK A. LONEGRO
Frank A. Lonegro
President and
Chief Executive Officer

	By:	/s/ JAMES P. TODD
James P. Todd
Vice President, Chief Financial Officer and Assistant Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ FRANK A. LONEGRO	President and Chief Executive Officer; Principal Executive Officer; Director	February 24, 2025
Frank A. Lonegro

/s/ JAMES P. TODD James P. Todd	Vice President and Chief Financial Officer and Assistant Secretary; Principal Financial Officer and Principal Accounting Officer	February 24, 2025

*	Director	February 24, 2025
Homaira Akbari

*	Director	February 24, 2025
David G. Bannister

*	Director	February 24, 2025
James L. Liang

*	Chairman of the Board	February 24, 2025
Diana M. Murphy

*	Director	February 24, 2025
Anthony J. Orlando

*	Director	February 24, 2025
George P. Scanlon

*	Director	February 24, 2025
Teresa L. White

By:	/s/ MICHAEL K. KNELLER
Michael K. Kneller
Attorney In Fact*