Form 10-Q
period 2025-03-29
LANDSTAR SYSTEM INC
filed 2025-05-13
CIK 853816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2025
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
of the Exchange Act).
Yes ☐ No
☑
The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of the close of business on April 21, 2025 was 34,946,177.

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
10-01
of Regulation
S-X
and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the thirteen weeks ended March 29, 2025 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 27, 2025.
These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s 2024 Annual Report on Form
10-K.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)
(Unaudited)

	March 29, 2025	December 28, 2024
ASSETS
Current Assets
Cash and cash equivalents	$417,420	$515,018
Short-term investments	56,016	51,619
Trade accounts receivable, less allowance of $16,316 and $12,904	703,181	683,841
Other receivables, including advances to independent contractors, less allowance of $16,998 and $17,812	48,433	47,160
Other current assets	16,571	22,229

Total current assets	1,241,621	1,319,867

Operating property, less accumulated depreciation and amortization of $456,072 and $456,547	297,517	311,345
Goodwill	40,881	40,933
Other assets	136,159	141,166

Total assets	$1,716,178	$1,813,311

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Cash overdraft	$59,359	$61,033
Accounts payable	389,592	383,625
Current maturities of long-term debt	32,024	33,116
Insurance claims	37,638	40,511
Dividends payable	—	70,632
Other current liabilities	93,701	84,237

Total current liabilities	612,314	673,154

Long-term debt, excluding current maturities	61,944	69,191
Insurance claims	75,436	62,842
Deferred income taxes and other noncurrent liabilities	35,729	35,685
Shareholders’ Equity
Common stock, $0.01 par value, authorized 160,000,000 shares, issued 68,581,772 and 68,559,269 shares	686	686
Additional paid-in capital	257,296	255,260
Retained earnings	2,877,034	2,859,916
Cost of 33,635,595 and 33,243,196 shares of common stock in treasury	(2,193,265)	(2,131,413)
Accumulated other comprehensive loss	(10,996)	(12,010)

Total shareholders’ equity	930,755	972,439

Total liabilities and shareholders’ equity	$1,716,178	$1,813,311

See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share amounts)
(Unaudited)

	Thirteen Weeks Ended
	March 29, 2025	March 30, 2024
Revenue	$1,152,502	$1,171,043
Investment income	3,598	3,412
Costs and expenses:
Purchased transportation	897,878	905,521
Commissions to agents	93,314	97,282
Other operating costs, net of gains on asset sales/dispositions	11,829	14,859
Insurance and claims	39,852	26,268
Selling, general and administrative	61,582	56,422
Depreciation and amortization	12,226	14,142

Total costs and expenses	1,116,681	1,114,494

Operating income	39,419	59,961
Interest and debt (income) expense	(159)	(1,611)

Income before income taxes	39,578	61,572
Income taxes	9,772	14,476

Net income	$29,806	$47,096

Basic and diluted earnings per share	$0.85	$1.32

Average basic and diluted shares outstanding	35,203,000	35,750,000

Dividends per common share	$0.36	$0.33

See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(Unaudited)

	Thirteen Weeks Ended
	March 29, 2025	March 30, 2024
Net income	$29,806	$47,096
Other comprehensive income (loss):
Unrealized holding gains on available-for-sale investments, net of tax expense of $264 and $92	964	336
Foreign currency translation gains (losses)	50	(306)

Other comprehensive income	1,014	30

Comprehensive income	$30,820	$47,126

See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Thirteen Weeks Ended
	March 29, 2025	March 30, 2024
OPERATING ACTIVITIES
Net income	$29,806	$47,096
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,226	14,142
Non-cash interest charges	66	66
Provisions for losses on trade and other accounts receivable	6,455	3,854
Gains on sales/disposals of operating property	(830)	(248)
Deferred income taxes, net	146	(1,259)
Stock-based compensation	2,038	1,724
Changes in operating assets and liabilities:
(Increase) decrease in trade and other accounts receivable	(27,068)	18,871
Decrease in other assets	8,657	11,574
Increase (decrease) in accounts payable	5,967	(11,713)
Increase in other liabilities	8,514	10,497
Increase (decrease) in insurance claims	9,721	(396)

NET CASH PROVIDED BY OPERATING ACTIVITIES	55,698	94,208

INVESTING ACTIVITIES
Sales and maturities of investments	46,858	19,923
Purchases of investments	(48,085)	(15,869)
Purchases of operating property	(1,902)	(9,281)
Proceeds from sales of operating property	4,276	1,585

NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	1,147	(3,642)

FINANCING ACTIVITIES
Decrease in cash overdraft	(1,674)	(9,867)
Dividends paid	(83,320)	(83,235)
Taxes paid in lieu of shares issued related to stock-based compensation plans	(909)	(3,060)
Purchases of common stock	(60,361)	—
Principal payments on finance lease obligations	(8,339)	(7,239)

NET CASH USED BY FINANCING ACTIVITIES	(154,603)	(103,401)

Effect of exchange rate changes on cash and cash equivalents	160	(537)

Decrease in cash and cash equivalents	(97,598)	(13,372)
Cash and cash equivalents at beginning of period	515,018	481,043

Cash and cash equivalents at end of period	$417,420	$467,671

See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Thirteen Weeks Ended March 29, 2025 and March 30, 2024
(Dollars in thousands)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock at Cost		Accumulated Other Comprehensive (Loss) Income
	Shares	Amount			Shares	Amount		Total
Balance December 28, 2024	68,559,269	$686	$255,260	$2,859,916	33,243,196	$(2,131,413)	$(12,010)	$972,439
Net income				29,806				29,806
Dividends ($0.36 per share)				(12,688)				(12,688)
Purchases of common stock					386,318	(60,945)		(60,945)
Issuance of stock related to stock-based compensation plans	22,503		(2)		6,081	(907)		(909)
Stock-based compensation			2,038					2,038
Other comprehensive income							1,014	1,014

Balance March 29, 2025	68,581,772	$686	$257,296	$2,877,034	33,635,595	$(2,193,265)	$(10,996)	$930,755

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock at Cost		Accumulated Other Comprehensive (Loss) Income
	Shares	Amount			Shares	Amount		Total
Balance December 30, 2023	68,497,324	$685	$254,642	$2,783,645	32,780,651	$(2,048,184)	$(6,865)	$983,923
Net income				47,096				47,096
Dividends ($0.33 per share)				(11,802)				(11,802)
Issuance of stock related to stock-based compensation plans	50,229		(2,174)		4,864	(886)		(3,060)
Stock-based compensation			1,724					1,724
Other comprehensive income							30	30

Balance March 30, 2024	68,547,553	$685	$254,192	$2,818,939	32,785,515	$(2,049,070)	$(6,835)	$1,017,911

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
Revenue from Contracts with Customers – Disaggregation of Revenue
The following table summarizes (i) the percentage of consolidated revenue generated by mode of transportation and (ii) the total amount of truck transportation revenue hauled by BCO Independent Contractors and Truck Brokerage Carriers generated by equipment type during the thirteen-week periods ended March 29, 2025 and March 30, 2024 (dollars in thousands):

	Thirteen Weeks Ended
Mode	March 29, 2025	March 30, 2024
Truck – BCO Independent Contractors	37%	39%
Truck – Truck Brokerage Carriers	54%	53%
Rail intermodal	2%	2%
Ocean and air cargo carriers	6%	5%

Truck Equipment Type
Van equipment	$594,795	$628,304
Unsided/platform equipment	$340,408	$343,045
Less-than-truckload	$22,436	$25,617
Other truck transportation (1)	$92,079	$71,966

(1)
Includes power-only, expedited, straight truck, cargo van, and miscellaneous other truck transportation revenue generated by the transportation logistics segment. Power-only refers to shipments where the Company furnishes a power unit and an operator but not trailing equipment, which is typically provided by the shipper or consignee.

(2)	Share-based Payment Arrangements
As of March 29, 2025, the Company has an employee equity incentive plan, the 2011 equity incentive plan (the “2011 EIP”). The Company also has a stock compensation plan for members of its Board of Directors, the 2022 Directors Stock Compensation Plan (the “2022 DSCP”). 6,000,000 shares of the Company’s common stock were authorized for issuance under the 2011 EIP and 200,000 shares of the Company’s common stock were authorized for issuance under the 2022 DSCP. The 2011 EIP and 2022 DSCP are each referred to herein as a “Plan,” and, collectively, as the “Plans.” Amounts recognized in the financial statements with respect to these Plans are as follows (in thousands):

	Thirteen Weeks Ended
	March 29, 2025	March 30, 2024
Total cost of the Plans during the period	$2,038	$1,724
Amount of related income tax benefit recognized during the period	(448)	(1,152)

Net cost of the Plans during the period	$1,590	$572

Included in income tax benefits recognized in the thirteen-week periods ended March 29, 2025 and March 30, 2024 were tax deficiencies (excess tax benefits) from stock-based awards of $
51,000 and ($729,000), respectively.
As of March 29, 2025, there were 181,450 shares of the Company’s common stock reserved for issuance under the 2022 DSCP and 2,671,437 shares of the Company’s common stock reserved for issuance under the 2011 EIP.
Restricted Stock Units
The following table summarizes information regarding the Company’s outstanding restricted stock unit (“RSU”) awards with either a performance condition or a market condition under the Plans:

	Number of RSUs	Weighted Average Grant Date Fair Value

Outstanding at December 28, 2024	162,652	$144.12
Granted	52,215	$147.16
Forfeited	(6,583)	$159.95

Outstanding at March 29, 2025	208,284	$144.39

During the thirteen-week period ended March 29, 2025, the Company granted RSUs with a performance condition and RSUs with a market condition, as further described below. Outstanding RSUs at both December 28, 2024 and March 29, 2025 include RSUs with a performance condition and RSUs with a market condition, as further described below and in the Company’s 2024 Annual Report on Form
10-K.
RSUs with a performance condition granted on January 31, 2025 and February 3, 2025 may vest on January 31 of 2028, 2029 and 2030 based on growth in operating income and pre-tax
income per diluted share from continuing operations as compared to the results from the 2024 fiscal year.
On January 31, 2025, the Company granted 6,050 RSUs that vest based on a market condition. These RSUs may vest based on the achievement of the target Company’s total shareholder return (“TSR”) compound annual growth rate, adjusted to reflect dividends (if any) paid during such periods and capital adjustments as may be necessary, and are eligible to vest annually starting after the sixth anniversary of the grant date and concluding after the tenth anniversary of the grant date. The fair value of this RSU award was determined at the time of grant based on the expected achievement of the market condition. With respect to these RSU awards, the Company reports compensation expense ratably over the service period of the award based on the number of units granted multiplied by the grant date fair value of the RSU. Previously recognized compensation cost would be reversed only if the employee did not complete the requisite service period due to termination of employment.

The Company recognized approximately $857,000 and $632,000 of share-based compensation expense related to RSU awards in the thirteen-week periods ended March 29, 2025 and March 30, 2024, respectively. As of March 29, 2025, there was a maximum of $53.3 million of total unrecognized compensation cost related to RSU awards granted under the Plans with an expected average remaining life of approximately 3.5 years. With respect to RSU awards with a performance condition, the amount of future compensation expense to be recognized will be determined based on future operating results.
Non-vested
Restricted Stock and Deferred Stock Units
The following table summarizes information regarding the Company’s outstanding shares of non-vested
restricted stock and Deferred Stock Units (defined below) under the Plans:

	Number of Shares and Deferred Stock Units	Weighted Average Grant Date Fair Value
Non-vested at December 28, 2024	47,519	$180.17
Granted	22,503	$165.08
Vested	(17,431)	$176.69
Forfeited	(571)	$174.96

Non-vested at March 29, 2025	52,020	$174.87

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
As of March 29, 2025, there was $7,119,000 of total unrecognized compensation cost related to non-vested
shares of restricted stock and Deferred Stock Units granted under the Plans. The unrecognized compensation cost related to these non-vested
shares of restricted stock and Deferred Stock Units is expected to be recognized over a weighted average period of 2.2 years.

(3)	Income Taxes
The provisions for income taxes for the 2025 and 2024 thirteen-week periods were based on estimated annual effective income tax rates of 24.3% and 24.5%, respectively, adjusted for discrete events, such as benefits resulting from stock-based awards. The effective income tax rate for the 2025 thirteen-week period was 24.7%. The effective income tax rate was higher than the statutory federal income tax rate of 21% in the 2025 period primarily attributable to state taxes. The effective income tax rate for the 2024 thirteen-week period was 23.5%. The effective income tax rate was higher than the statutory federal income tax rate of 21% in the 2024 period primarily attr ibut
able to state taxes.

(4)	Earnings Per Share
Basic earnings per common share are based on the weighted average number of shares outstanding, which includes outstanding non-vested
restricted stock and outstanding Deferred Stock Units. Diluted earnings per share are based on the weighted average number of common shares outstanding plus the dilutive effect of outstanding stock awards, if applicable. Outstanding RSUs were excluded from the calculation of diluted earnings per share for all periods because the performance metric requirements or market condition for vesting had not been satisfied. Accordingly, the Company had no reconciling items between the average number of common shares outstanding used to calculate basic earnings per common share and the average number of common shares and common share equivalents outstanding used to calculate diluted earnings per share during each of the 2025 and 2024 thirteen-week periods.

(5)	Additional Cash Flow Information
During the 2025 thirteen-week period, Landstar paid income taxes and interest of $480,000 and $1,446,000, respectively. During the 2024 thirteen-week period, Landstar received income tax refunds, net of income tax payments, of $495,000 and paid interest of $825,000.

Landstar did not acquire any operating property by entering into finance leases in the 2025 thirteen-week period. Landstar acquired operating property by entering into finance leases in the amount of $
1,325,000
in the 2024 thirteen-week period. During the 2025 thirteen-week period, the Company purchased its common stock at a total cost of $
60,945
,000, including $
60,361
,000 in cash purchases and acc
r
ued excise tax of $
584,000
,
which is included in other current liabilities in the consolidated balance sheet at March 29, 2025. During the 2024 thirteen-week period, the Company did not purchase any shares of its common stock.

(6)	Segment Information
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
The following tables summarize information about the Company’s reportable business segments as of and for the thirteen-week periods ended March 29, 2025 and March 30, 2024 (in thousands):

	Transportation
	Logistics	Insurance	Total
2025
External revenue	$1,137,745	$14,757	$1,152,502
Internal revenue	—	11,579	11,579

Total revenue	1,137,745	26,336	1,164,081

Investment income		3,598	3,598
Purchased transportation	897,878		897,878
Commissions to agents	93,314		93,314
Other operating costs, net of gains on asset sales/dispositions	11,829		11,829
Insurance and claims	33,856	17,575	51,431
Selling, general and administrative	59,426	2,156	61,582
Depreciation and amortization	12,226		12,226

Operating income	29,216	10,203	39,419

Goodwill	40,881		40,881

	Transportation
	Logistics	Insurance	Total
2024
External revenue	$1,154,532	$16,511	$1,171,043
Internal revenue	—	12,069	12,069

Total revenue	1,154,532	28,580	1,183,112

Investment income		3,412	3,412
Purchased transportation	905,521		905,521
Commissions to agents	97,282		97,282
Other operating costs, net of gains on asset sales/dispositions	14,859		14,859
Insurance and claims	26,853	11,484	38,337
Selling, general and administrative	53,194	3,228	56,422
Depreciation and amortization	14,142		14,142

Operating income	42,681	17,280	59,961

Goodwill	42,381		42,381

	Thirteen Weeks Ended
	March 29, 2025	March 30, 2024
Operating income	$39,419	$59,961
Interest and debt (income) expense (1)	(159)	(1,611)

Income before income taxes	39,578	61,572

(1)
Interest and debt (income) expense includes (i) interest income earned on cash balances held by the transportation logistics segment of $1,668 and $2,500 in the 2025 and 2024 thirteen-week periods, respectively and (ii) consolidated total interest expense of $1,509 and $889 in the 2025 and 2024 thirteen-week periods, respectively
.

In the thirteen-week periods ended March 29, 2025 and March 30, 2024, no single customer acco
u
nted for more than 10% of the Company’s consolidated revenue.

1
2

(7)	Other Comprehensive Income
The
following
table presents the components of and changes in accumulated other comprehensive (loss) income, net of related income taxes, as of and for the thirteen-week period ended March 29, 2025 (in thousands):

	Unrealized Holding (Losses) Gains on Available-for-Sale Securities	Foreign Currency Translation	Total
Balance as of December 28, 2024	$(2,805)	$(9,205)	$(12,010)
Other comprehensive income	964	50	1,014

Balance as of March 29, 2025	$(1,841)	$(9,155)	$(10,996)

Amounts reclassified from accumulated other comprehensive income to investment income due to the realization of previously unrealized gains and losses in the accompanying consolidated statements of income were not significant for the thirteen-week period ended March 29, 2025.

(8)	Investments
Investments include primarily investment-grade corporate bonds, asset-backed securities, commercial paper and U.S. treasury obligations having maturities of up to five years (the “bond portfolio”) and money market investments. Investments in the bond portfolio are reported as available-for-sale
and are carried at fair value. Investments maturing less than one year from the balance sheet date are included in short-term investments and investments maturing more than one year from the balance sheet date are included in other assets in the consolidated balance sheets. Management performs an analysis of the nature of the unrealized losses on available-for-sale
investments to determine whether an allowance for credit loss is necessary. Unrealized losses, representing the excess of the purchase price of an investment over its fair value as of the end of a period, considered to be a result of credit-related factors, are to be included as a charge in the statement of income, while unrealized losses considered to be a result of non-credit-related
factors are to be included as a component of shareholders’ equity. Investments whose values are based on quoted market prices in active markets are classified within Level 1. Investments that trade in markets that are not considered to be active, but are valued based on quoted market prices, are classified within Level 2. As Level 2 investments include positions that are not traded in active markets, valuations may be adjusted to reflect illiquidity and/or non-transferability,
which are generally based on available market information. Any transfers between levels are recognized as of the beginning of any reporting period. Fair value of the bond portfolio was determined using Level 1 inputs related to U.S. Treasury obligations and money market investments and Level 2 inputs related to investment-grade corporate bonds, asset-backed securities, commercial paper and direct obligations of government agencies. Unrealized losses, net of unrealized gains, on the investments in the bond portfolio were $2,345,000 and $3,573,000 at March 29, 2025 and December 28, 2024, respectively.
The amortized cost and fair values of
available-for-sale
investments are as follows at March 29, 2025 and December 28, 2024 (in thousands):

		Gross	Gross
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
March 29, 2025
Money market investments	$2,868	$—	$—	$2,868
Asset-backed securities	25,073	31	1,490	23,614
Corporate bonds, commercial paper and direct obligations of government agencies	114,022	492	1,383	113,131
U.S. Treasury obligations	6,800	5	—	6,805

Total	$148,763	$528	$2,873	$146,418

December 28, 2024
Money market investments	$13,473	$—	$—	$13,473
Asset-backed securities	26,785	25	1,770	25,040
Corporate bonds, commercial paper and direct obligations of government agencies	107,180	198	2,026	105,352

Total	$147,438	$223	$3,796	$143,865

1
3

For those
available
-for-sale
investments with unrealized losses at March 29, 2025 and December 28, 2024, the following table summarizes the duration of the unrealized loss (in thousands):

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
March 29, 2025
Asset-backed securities	$3,270	$9	$12,538	$1,481	$15,808	$1,490
Corporate bonds, commercial paper, and direct obligations of government agencies	20,336	42	49,270	1,341	69,606	1,383

Total	$23,606	$51	$61,808	$2,822	$85,414	$2,873

December 28, 2024
Asset-backed securities	$9,663	$37	$12,596	$1,733	$22,259	$1,770
Corporate bonds, commercial paper, and direct obligations of government agencies	18,409	169	59,609	1,857	78,018	2,026

Total	$28,072	$206	$72,205	$3,590	$100,277	$3,796

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

1
4

The components of lease cost for finance leases and operating leases for the thirteen weeks ended March 29, 2025 were (in thousands):

Finance leases:
Amortization of right-of-use assets	$4,297
Interest on lease liability	1,188

Total finance lease cost	5,485
Operating leases:
Lease cost	966
Variable lease cost	—
Sublease income	(1,359)

Total net operating lease income	(393)

Total net lease cost	$5,092

A summary of the lease classification on the Company’s consolidated balance sheet as of March 29, 2025 is as follows (in thousands):
Assets:

Operating lease right-of-use assets	Other assets	$983
Finance lease assets	Operating property, less accumulated depreciation and amortization	127,413

Total lease assets		$128,396

Liabilities:
The following table reconciles the undiscounted cash flows for the finance and operating leases to the finance and operating lease liabilities recorded on the balance sheet at March 29, 2025 (in thousands):

	Finance Leases	Operating Leases
2025 Remainder	$27,951	$405
2026	30,037	295
2027	19,226	262
2028	15,309	94
2029	10,920	—
Thereafter	—	—

Total future minimum lease payments	103,443	1,056
Less amount representing interest (1.6% to 6.4%)	9,475	73

Present value of minimum lease payments	$93,968	$983

Current maturities of long-term debt	32,024
Long-term debt, excluding current maturities	61,944
Other current liabilities		467
Deferred income taxes and other noncurrent liabilities		516
The
weighted
average remaining lease term and the weighted average discount rate for finance and operating leases as of March 29, 2025 were:

	Finance Leases	Operating Leases
Weighted average remaining lease term (years)	3.6	2.5
Weighted average discount rate	4.9%	5.5%

1
5

(10)	Debt
Other than the finance lease obligations as presented on the consolidated balance sheets, the Company had no outstanding debt as of March 29, 2025 and December 28, 2024.
On July 1, 2022, Landstar entered into a second amended and restated credit agreement with a bank syndicate led by JPMorgan Chase Bank, N.A., as administrative agent (as further amended as of June 21, 2024, the “Credit Agreement”). The Credit Agreement, which matures July 1, 2027, provides for borrowing capacity in the form of a revolving credit facility of $300,000,000, $45,000,000 of which may be utilized in the form of letters of credit. The Credit Agreement also includes an “accordion” feature providing for a possible increase of up to an aggregate amount of borrowing capacity of $600,000,000. As of March 29, 2025, the Company had no borrowings outstanding under the Credit Agreement.
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
Short-term investments include $56,016,000 in current maturities of investments held by the Company’s insurance segment at March 29, 2025. The non-current
portion of the bond portfolio of $90,402,000 is included in other assets. The short-term investments, together with $26,563,000 of non-current
investments, provide collateral for the $74,321,000 of letters of credit issued to guarantee payment of insurance claims. As of March 29, 2025, Landstar also had $35,250,000 of additional letters of credit outstanding under the Company’s Credit Agreement.
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

1
6

The following table summarizes the adverse effect of the increase in the cost of insurance claims resulting from unfavorable development of prior year self-insured claims estimates on operating income, net income and basic and diluted earnings per share set forth in the consolidated statements of income for the thirteen-week periods ended March 29, 2025 and March 30, 2024 (in thousands, except per share amounts):

	Thirteen Weeks Ended
	March 29, 2025	March 30, 2024
Operating income	$11,352	$1,127
Net income	$8,548	$851
Basic and diluted earnings per share	$0.24	$0.02
The unfavorable development of prior years’ claims during the thirteen-week period ended March 29, 2025 was primarily attributable to elevated cargo loss experience as a result of fraud and theft in the supply chain and several specific commercial trucking claims.

(13)	Recent Accounting Pronouncements
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
2024-03
is effective for annual periods beginning after December 15, 2026. The Company is currently evaluating the impact of ASU
2024-03
on its consolidated financial statements and disclosures.

(14)	Supply Chain Fraud Matter
During the last week of the Company’s 2025 first quarter, the Company identified a supply chain fraud relating to the Company’s international freight forwarding operations. This supply chain fraud matter does not involve the Company’s core North American truckload services. In connection with this supply chain fraud matter, consolidated revenue and purchased transportation as reported in the Company’s fiscal year 2024, 2023 and 2022 financial results were each overstated by approximately 2%, 1%, and less than 0.5%, respectively. As the overstated amount of revenue was approximately equal to the overstated amount of purchased transportation, the impact on each of operating income and net income, as reported, was less than 1% in fiscal year 2024 and less than 0.2% in fiscal years 2023 and 2022, respectively.
The Company has performed a quantitative and qualitative analysis of the impact of this supply chain fraud matter in respect of the 2025 first quarter and the financial statements for each prior fiscal year period during which identified instances of fraud relating to this matter occurred. In connection therewith, the Company concluded that such impact was immaterial with respect to each such fiscal period. While remediation and collection efforts continue, the Company’s 2025 first quarter financial results included a
$4.8
 million
pre-tax
expense, or
$0.10
per basic and diluted share, relating to this matter. This expense reflects the total currently anticipated aggregate adverse financial impact to Landstar relating to the fraud, net of certain actual and anticipated recoveries and before taking into account the cost of legal and other professional fees as well as additional potential recoveries in the future.
This expense is reflected in 2025 first quarter selling, general & administrative costs as an increase to the provision for customer bad debt expense, resulting in an increase in the allowance for doubtful accounts related to trade accounts receivable.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the interim consolidated financial statements and notes thereto included herein, and with the Company’s audited financial statements and notes thereto for the fiscal year ended December 28, 2024 and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 2024 Annual Report on Form 10-K.

FORWARD-LOOKING STATEMENTS

The following is a “safe harbor” statement under the Private Securities Litigation Reform Act of 1995. Statements contained in this document that are not based on historical facts are “forward-looking statements.” This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Form 10-Q contain forward-looking statements, such as statements which relate to Landstar’s business objectives, plans, strategies and expectations. Terms such as “anticipates,” “believes,” “estimates,” “intention,” “expects,” “plans,” “predicts,” “may,” “should,” “could,” “will,” the negative thereof and similar expressions are intended to identify forward-looking statements. Such statements are by nature subject to uncertainties and risks, including but not limited to: U.S. trade relationships; an increase in the frequency or severity of accidents or other claims; unfavorable development of existing accident claims; dependence on third party insurance companies; dependence on independent commission sales agents; dependence on third party capacity providers; the impact of the Russian conflict with Ukraine on the operations of certain independent commission sales agents, including the Company’s largest such agent by revenue in the 2024 fiscal year; decreased demand for transportation services; substantial industry competition; disruptions or failures in the Company’s computer systems; cyber and other information security incidents; dependence on key vendors; adoption of artificial intelligence; potential changes in taxes; status of independent contractors; regulatory and legislative changes; regulations focused on diesel emissions and other air quality matters; regulations requiring the purchase and use of zero-emission vehicles; intellectual property; and other operational, financial or legal risks or uncertainties detailed in Landstar’s Form 10-K for the 2024 fiscal year, described in Item 1A “Risk Factors,” in this report or in Landstar’s other Securities and Exchange Commission filings from time to time. These risks and uncertainties could cause actual results or events to differ materially from historical results or those anticipated. Investors should not place undue reliance on such forward-looking statements and the Company undertakes no obligation to publicly update or revise any forward-looking statements.

Introduction

Landstar System, Inc. and its subsidiary, Landstar System Holdings, Inc. (collectively referred to herein with their subsidiaries and other affiliated companies as “Landstar” or the “Company”), is a technology-enabled, asset-light provider of integrated transportation management solutions delivering safe, specialized transportation services to a broad range of customers utilizing a network of agents, third party capacity providers and employees. The Company offers services to its customers across multiple transportation modes, with the ability to arrange for individual shipments of freight to comprehensive third party logistics solutions to meet all of a customer’s transportation needs. Landstar provides services principally throughout the United States and to a lesser extent in Canada and Mexico, and between the United States and Canada, Mexico and other countries around the world. The Company’s services emphasize safety, information coordination and customer service and are delivered through a network of over 1,000 independent commission sales agents and over 88,000 third party capacity providers, primarily truck capacity providers, linked together by a series of digital technologies which are provided and coordinated by the Company. The nature of the Company’s business is such that a significant portion of its operating costs varies directly with revenue.

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

The transportation logistics segment provides a wide range of integrated transportation management solutions. Transportation services are provided by Landstar’s “Operating Subsidiaries”: Landstar Ranger, Inc., Landstar Inway, Inc., Landstar Ligon, Inc., Landstar Gemini, Inc., Landstar Transportation Logistics, Inc., Landstar Global Logistics, Inc., Landstar Express America, Inc., Landstar Canada, Inc., Landstar Metro, S.A.P.I. de C.V., and Landstar Blue, LLC. Transportation services offered by the Company include truckload, less-than-truckload and other truck transportation, rail intermodal, air cargo, ocean cargo, expedited ground and air delivery of time-critical freight, heavy-haul/specialized, cold chain/temperature-controlled, U.S.-Canada and U.S.-Mexico cross-border, intra-Mexico, intra-Canada, project cargo and customs brokerage. Examples of the industries serviced by the transportation logistics segment include automotive parts and assemblies, consumer durables, building products, metals, chemicals, foodstuffs, heavy machinery, retail, electronics and military equipment and general commodities. In addition, the transportation logistics segment provides transportation services to other transportation companies, including third party logistics and less-than-truckload service providers. The independent commission sales agents market services provided by the transportation logistics segment. Billings for freight transportation services are typically charged to customers on a per shipment basis for the physical transportation of freight and are referred to as transportation revenue. During the thirteen weeks ended March 29, 2025, revenue generated by BCO Independent Contractors, Truck Brokerage Carriers and railroads represented approximately 37%, 54% and 2%, respectively, of the Company’s consolidated revenue. Collectively, revenue generated by air and ocean cargo carriers represented approximately 6% of the Company’s consolidated revenue in the thirteen-week period ended March 29, 2025.

The insurance segment is comprised of Signature Insurance Company (“Signature”), a wholly owned offshore insurance subsidiary, and Risk Management Claim Services, Inc. The insurance segment provides risk and claims management services to certain of Landstar’s operating subsidiaries. In addition, it reinsures certain risks of the Company’s BCO Independent Contractors and provides certain property and casualty insurance and reinsurance to certain of Landstar’s operating subsidiaries. Revenue at the insurance segment represents reinsurance premiums from third party insurance companies that provide insurance programs to BCO Independent Contractors where all or a portion of the risk is ultimately borne by Signature. Revenue at the insurance segment represented approximately 1% of the Company’s consolidated revenue for the thirteen-week period ended March 29, 2025.

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

Revenue

While customer demand, which is subject to overall economic conditions, ultimately drives increases or decreases in revenue, the Company primarily relies on its independent commission sales agents to establish customer relationships and generate revenue opportunities. Management’s emphasis with respect to revenue growth is on revenue generated by independent commission sales agents who on an annual basis generate $1 million or more of Landstar revenue (“Million Dollar Agents”). Management believes future revenue growth is primarily dependent on its ability to increase both the revenue generated by Million Dollar Agents and the number of Million Dollar Agents through a combination of recruiting new agents, increasing the revenue opportunities generated by existing independent commission sales agents and providing its independent commission sales agents with digital technologies they may use to grow revenue and increase efficiencies at their businesses. During the 2024 fiscal year, 485 independent commission sales agents generated $1 million or more of Landstar revenue and thus qualified as Million Dollar Agents. During the 2024 fiscal year, the average revenue generated by a Million Dollar Agent was $9,388,000 and revenue generated by Million Dollar Agents in the aggregate represented 94% of consolidated revenue.

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

	Thirteen Weeks Ended
	March 29, 2025	March 30, 2024
Revenue generated through (in thousands):
Truck transportation
Truckload:
Van equipment	$594,795	$628,304
Unsided/platform equipment	340,408	343,045
Less-than-truckload	22,436	25,617
Other truck transportation (1)	92,079	71,966

Total truck transportation	1,049,718	1,068,932
Rail intermodal	17,487	22,695
Ocean and air cargo carriers	65,637	54,074
Other (2)	19,660	25,342

	$1,152,502	$1,171,043

Revenue on loads hauled via BCO Independent Contractors included in total truck transportation	$427,057	$452,561
Number of loads:
Truck transportation
Truckload:
Van equipment	288,063	299,014
Unsided/platform equipment	117,245	117,947
Less-than-truckload	35,580	40,233
Other truck transportation (1)	44,012	33,526

Total truck transportation	484,900	490,720
Rail intermodal	6,150	7,150
Ocean and air cargo carriers	9,120	8,720

	500,170	506,590

Loads hauled via BCO Independent Contractors included in total truck transportation	194,070	208,740
Revenue per load:
Truck transportation
Truckload:
Van equipment	$2,065	$2,101
Unsided/platform equipment	2,903	2,908
Less-than-truckload	631	637
Other truck transportation (1)	2,092	2,147
Total truck transportation	2,165	2,178
Rail intermodal	2,843	3,174
Ocean and air cargo carriers	7,197	6,201
Revenue per load on loads hauled via BCO Independent Contractors	$2,201	$2,168
Revenue by capacity type (as a % of total revenue):
Truck capacity providers:
BCO Independent Contractors	37%	39%
Truck Brokerage Carriers	54%	53%
Rail intermodal	2%	2%
Ocean and air cargo carriers	6%	5%
Other	2%	2%

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

Expenses

Purchased transportation

Also critical to the Company’s success is its ability to secure capacity, particularly truck capacity, at rates that allow the Company to profitably transport customers’ freight. The following table summarizes the number of available truck capacity providers on the dates indicated:

	March 29, 2025	March 30, 2024
BCO Independent Contractors	7,871	8,619
Truck Brokerage Carriers:
Approved and active (1)	47,323	45,919
Other approved	33,275	26,320

	80,598	72,239

Total available truck capacity providers	88,469	80,858

Trucks provided by BCO Independent Contractors	8,620	9,410

(1)	Active refers to Truck Brokerage Carriers who moved at least one load in the 180 days immediately preceding the fiscal quarter end.

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

Landstar retains liability through a self-insured retention for commercial trucking claims up to $5 million per occurrence. The Company also maintains third party insurance arrangements providing coverage for commercial trucking liabilities in excess of $5 million. Historically, these third party insurance arrangements were based on policy year periods beginning on May 1 and ending on a subsequent April 30. Beginning with the policy year period commencing May 1, 2025, the Company and its third party insurance providers adjusted the applicable policy year period, beginning in 2026, to commence on June 1 and end on a subsequent May 31. All applicable third party insurance arrangements with a policy period ending April 30, 2026, have been amended to provide for a policy period ending May 31, 2026, as reflected below.

Effective May 1, 2023, the Company entered into a three year commercial auto liability insurance arrangement for losses incurred between $5 million and $10 million (the “2023 Initial Excess Policy”) with a third party insurance company. For commercial trucking claims incurred on or after May 1, 2023 through May 31, 2026, the 2023 Initial Excess Policy provides for an aggregate deductible of $18 million over the thirty-seven month term ending May 31, 2026. After payment of the deductible, the 2023 Initial Excess Policy provides for a limit for a single loss of $5 million, with an aggregate limit of $15 million for the thirty-seven month term ending May 31, 2026.

The Company also maintains third party insurance arrangements providing excess coverage for commercial trucking liabilities in excess of $10 million. These third party arrangements provide coverage on a per occurrence or aggregated basis. Over the past decade, there has been a significant increase in the occurrence of trials in courts throughout the United States involving catastrophic injury and fatality claims against commercial motor carriers that have resulted in verdicts in excess of $10 million. Within the transportation logistics industry, these verdicts are often referred to as “Nuclear Verdicts.” The increase in Nuclear Verdicts has had a significant impact on the cost of commercial auto liability claims throughout the United States. Due to the increasing cost of commercial auto liability claims, the availability of excess coverage has significantly decreased, and the pricing associated with such excess coverage, to the extent available, has significantly increased. Since the annual policy year ended April 30, 2020, as compared to the annual policy year ending May 31, 2026, the Company experienced an increase of approximately $22 million, or approximately 400%, in the premiums charged by third party insurance companies to the Company for excess coverage for commercial trucking liabilities in excess of $10 million.

Moreover, the Company from year to year manages the level of its financial exposure to commercial trucking claims in excess of $10 million, including through the use of additional self-insurance, deductibles, aggregate loss limits, quota shares and other structured arrangements with third party insurance companies, based on the availability of coverage within certain excess insurance coverage layers and estimated cost differentials between proposed premiums from third party insurance companies and historical and actuarially projected losses experienced by the Company at various levels of excess insurance coverage. For example, with respect to a single hypothetical claim in the amount of $65 million incurred during the annual policy year ending May 31, 2026, the Company would have an aggregate financial exposure of approximately $36 million.

Within the Company’s third party insurance arrangements providing excess coverage for commercial trucking liabilities, structured arrangements with third party reinsurers within a specific loss layer may include provisions that require additional payments of premium in the event of unfavorable loss experience or a refund of premium in the event of favorable loss experience. With respect to one such three year commercial auto liability reinsurance arrangement relating to certain excess claims incurred between May 1, 2020 through April 30, 2023, it is anticipated that during the 2025 second fiscal quarter, the Company will receive a $12,000,000 cash payment from a third party reinsurance provider in the form of a “no claims bonus” due to favorable loss experience with respect to claims incurred during the policy period. The Company intends to record the receipt of this payment as a deferred gain on the balance sheet until such time as all underlying claims with exposure under the applicable excess layer insurance arrangement are resolved.

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

Selling, general and administrative

During the thirteen-week period ended March 29, 2025, employee compensation and benefits accounted for approximately 58% of the Company’s selling, general and administrative costs. Employee compensation and benefits include wages and employee benefit costs as well as incentive compensation and stock-based compensation expense. Incentive compensation and stock-based compensation expense is highly variable in nature in comparison to wages and employee benefit costs.

As further described in Note 14 in the “Notes to Consolidated Financial Statements” in this Quarterly Report on Form 10-Q, during the last week of the Company’s 2025 first quarter, the Company identified a supply chain fraud relating to the Company’s international freight forwarding operations. While remediation and collection efforts continue, selling, general and administrative costs during the thirteen-week period ended March 29, 2025 included a $4.8 million expense relating to this matter. In addition, it is anticipated that legal and other professional fees may be slightly elevated during the remainder of the Company’s 2025 fiscal year as a result of this matter.

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

The reconciliations of gross profit to variable contribution and gross profit margin to variable contribution margin are each presented below:

	Thirteen Weeks Ended
	March 29, 2025	March 30, 2024
Revenue	$1,152,502	$1,171,043
Costs of revenue:
Purchased transportation	897,878	905,521
Commissions to agents	93,314	97,282

Variable costs of revenue	991,192	1,002,803
Trailing equipment depreciation	6,977	6,897
Information technology costs	3,675	5,804
Insurance-related costs (1)	40,524	26,778
Other operating costs	11,829	14,859

Other costs of revenue	63,005	54,338

Total costs of revenue	1,054,197	1,057,141

Gross profit	$98,305	$113,902

Gross profit margin	8.5%	9.7%
Plus: other costs of revenue	63,005	54,338

Variable contribution	$161,310	$168,240

Variable contribution margin	14.0%	14.4%

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

In general, variable contribution margin on revenue generated by BCO Independent Contractors represents a fixed percentage due to the nature of the contracts that pay a fixed percentage of revenue to both the BCO Independent Contractors and independent commission sales agents. For revenue generated by Truck Brokerage Carriers, variable contribution margin may be either a fixed or variable percentage, depending on the contract with each individual independent commission sales agent. Variable contribution margin on revenue generated from shipments hauled by railroads, air cargo carriers, ocean cargo carriers and Truck Brokerage Carriers, other than those under retention contracts, is variable in nature, as the Company’s contracts with independent commission sales agents provide commissions to agents at a contractually agreed upon percentage of the amount represented by revenue less purchased transportation for these types of shipments. Approximately 42% of the Company’s consolidated revenue in the thirteen-week period ended March 29, 2025 was generated under transactions that pay a fixed percentage of revenue to the third party capacity provider and/or agents while 58% was generated under transactions that pay a variable percentage of revenue to the third party capacity provider and/or agents.

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

	Thirteen Weeks Ended
	March 29, 2025	March 30, 2024
Gross profit	$98,305	$113,902
Operating income	$39,419	$59,961
Operating income as % of gross profit	40.1%	52.6%
Variable contribution	$161,310	$168,240
Operating income	$39,419	$59,961
Operating income as % of variable contribution	24.4%	35.6%

The decrease in operating income as a percentage of gross profit from the 2024 thirteen-week period to the 2025 thirteen-week period resulted from the decrease of operating income at a more rapid percentage rate than the decrease in gross profit, primarily due to the impact of the Company’s fixed cost infrastructure, principally certain components of selling, general and administrative costs, in comparison to a smaller gross profit base.

The decrease in operating income as a percentage of variable contribution from the 2024 thirteen-week period to the 2025 thirteen-week period resulted from the decrease of operating income at a more rapid percentage rate than the decrease in variable contribution, primarily due to the impact of the Company’s fixed cost infrastructure, principally certain components of selling, general and administrative costs, in comparison to a smaller variable contribution base, and the impact of increased insurance and claims costs during the 2025 thirteen-week period.

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

THIRTEEN WEEKS ENDED MARCH 29, 2025 COMPARED TO THIRTEEN WEEKS ENDED MARCH 30, 2024

Revenue for the 2025 thirteen-week period was $1,152,502,000, a decrease of $18,541,000, or 2%, compared to the 2024 thirteen-week period. Transportation revenue decreased $16,787,000, or 1%. The decrease in transportation revenue was attributable to a decreased number of loads hauled of approximately 1% while revenue per load was approximately the same as compared to the 2024 thirteen-week period. Reinsurance premiums were $14,757,000 and $16,511,000 for the 2025 and 2024 thirteen-week periods, respectively. The decrease in revenue from reinsurance premiums was primarily attributable to a decrease in the average number of trucks provided by BCO Independent Contractors in the 2025 thirteen-week period compared to the 2024 thirteen-week period.

Truck transportation revenue generated by BCO Independent Contractors and Truck Brokerage Carriers (together, the “third party truck capacity providers”) for the 2025 thirteen-week period was $1,049,718,000, representing 91% of total revenue, a decrease of $19,214,000, or 2%, compared to the 2024 thirteen-week period. The number of loads hauled by third party truck capacity providers decreased approximately 1% compared to the 2024 thirteen-week period, and revenue per load on loads hauled by third party truck capacity providers decreased approximately 1% in the 2025 thirteen-week period compared to the 2024 thirteen-week period.

The decrease in the number of loads hauled via truck compared to the 2024 thirteen-week period was primarily due to decreased demand from the 2024 thirteen-week period for the Company’s less-than-truckload, van and unsided/platform transportation services. Loads hauled via less-than-truckload loadings decreased 12%, loads hauled via van equipment decreased 4% and loads hauled via unsided/platform equipment decreased 1%, while loads hauled via other truck transportation services increased 31% as compared to the 2024 thirteen-week period.

The decrease in revenue per load on loads hauled via truck was primarily due to a shorter average length of haul and the impact of lower diesel fuel costs on loads hauled via Truck Brokerage Carriers. Revenue per load on loads hauled via other truck transportation services decreased 3%, on loads hauled via van equipment decreased 2% and on less-than-truckload loadings decreased 1%. Revenue per load on loads hauled via unsided/platform equipment was approximately the same as compared to the 2024 thirteen-week period.

Fuel surcharges billed to customers on revenue generated by BCO Independent Contractors are excluded from revenue. Fuel surcharges on Truck Brokerage Carrier revenue identified separately in billings to customers and included as a component of Truck Brokerage Carrier revenue were $26,925,000 and $30,033,000 in the 2025 and 2024 thirteen-week periods, respectively. It should be noted that billings to many customers of the Company’s truck brokerage services include a single all-in rate that do not separately identify fuel surcharges on loads hauled via Truck Brokerage Carriers. Accordingly, the overall impact of changes in fuel prices on revenue and revenue per load on loads hauled via truck is likely to be greater than that indicated.

Transportation revenue generated by rail intermodal, air cargo and ocean cargo carriers (collectively, the “multimode capacity providers”) for the 2025 thirteen-week period was $83,124,000, or 7% of total revenue, an increase of $6,355,000, or 8%, compared to the 2024 thirteen-week period. Revenue per load on revenue generated by multimode capacity providers increased approximately 13% in the 2025 thirteen-week period compared to the 2024 thirteen-week period, while the number of loads hauled by multimode capacity providers decreased approximately 4% over the same period. Revenue per load on loads hauled via air and ocean increased 19% and 14%, respectively, while rail intermodal decreased approximately 10% during the 2025 thirteen-week period as compared to the 2024 thirteen-week period. The increase in revenue per load on loads hauled by air cargo carriers was primarily attributable to the impact of high value air loadings at one specific customer during the 2025 thirteen-week period. The increase in revenue per load on loads hauled by ocean cargo carriers was primarily attributable to one specific customer during the 2025 thirteen-week period. The decrease in revenue per load on loads hauled by rail intermodal carriers was primarily attributable to one specific agency during the 2025 thirteen-week period. Revenue per load on revenue generated by multimode capacity providers is influenced by many factors, including revenue mix among the various modes of transportation used, length of haul, complexity of freight, density of freight lanes, fuel costs and availability of capacity. The decrease in the number of loads hauled by multimode capacity providers was due to a 14% decrease in rail loadings and a 1% decrease in air loadings, partially offset by a 7% increase in ocean loadings. The 14% decrease in rail loadings was primarily attributable to decreased loadings at one specific agency. The 7% increase in ocean loadings was broad-based with increases at several customers.

Purchased transportation was 77.9% and 77.3% of revenue in the 2025 and 2024 thirteen-week periods, respectively. The increase in purchased transportation as a percentage of revenue was primarily due to a decreased percentage of revenue generated by BCO Independent Contractors, which typically has a lower rate of purchased transportation than Truck Brokerage Carriers and an increased rate of purchased transportation on revenue generated by Truck Brokerage Carriers. Commissions to agents were 8.1% and 8.3% of revenue in the 2025 and 2024 thirteen-week periods, respectively. The decrease in commissions to agents as a percentage of revenue was primarily attributable to an increased cost of purchased transportation as a percentage of revenue on revenue generated by Truck Brokerage Carriers.

Investment income was $3,598,000 and $3,412,000 in the 2025 and 2024 thirteen-week periods, respectively. The increase in investment income was attributable to a higher average investment balance held by the insurance segment during the 2025 thirteen-week period, partially offset by lower average rates of return on investments in the 2025 thirteen-week period.

Other operating costs decreased $3,030,000 in the 2025 thirteen-week period compared to the 2024 thirteen-week period. The decrease in other operating costs compared to the prior year was primarily due to a decreased provision for contractor bad debt and increased gains on sales of operating property.

Insurance and claims increased $13,584,000 in the 2025 thirteen-week period compared to the 2024 thirteen-week period. The increase in insurance and claims expense compared to the prior year was primarily due to increased net unfavorable development of prior years’ claims in the 2025 thirteen-week period and increased severity of current year trucking and cargo claims during the 2025 thirteen-week period, partially offset by decreased BCO miles traveled during the 2025 thirteen-week period. During the 2025 and 2024 thirteen-week periods, insurance and claims costs included $11,352,000 and $1,127,000 of net unfavorable adjustments to prior years’ claims estimates, respectively.

Selling, general and administrative costs increased $5,160,000 in the 2025 thirteen-week period compared to the 2024 thirteen-week period. The increase in selling, general and administrative costs compared to prior year was primarily attributable to an approximately $4,800,000 expense relating to the supply chain fraud matter referenced above under “Expenses—Selling, general and administrative” and increased project consulting fees, partially offset by a decreased provision for incentive compensation and the impact of Chief Executive Officer (“CEO”) transition costs on the 2024 thirteen-week period. Included in selling, general and administrative costs was incentive compensation expense of $1,000,000 and $2,853,000 for the 2025 and 2024 thirteen-week periods, respectively.

Depreciation and amortization decreased $1,916,000 in the 2025 thirteen-week period compared to the 2024 thirteen-week period. The decrease in depreciation and amortization expense was primarily due to decreased depreciation on information technology software in the 2025 thirteen-week period.

Net interest and debt income decreased $1,452,000 in the 2025 thirteen-week period compared to the 2024 thirteen-week period. The decrease in interest and debt income was primarily attributable to decreased interest income earned on cash balances held by the transportation logistics segment and increased interest expense related to finance lease obligations.

The provisions for income taxes for the 2025 and 2024 thirteen-week periods were based on estimated annual effective income tax rates of 24.3% and 24.5%, respectively, adjusted for discrete events, such as benefits resulting from stock-based awards. The effective income tax rate for the 2025 thirteen-week period was 24.7%. The effective income tax rate was higher than the statutory federal income tax rate of 21% in the 2025 period primarily attributable to state taxes. The effective income tax rate for the 2024 thirteen-week period was 23.5%. The effective income tax rate was higher than the statutory federal income tax rate of 21% in the 2024 period primarily attributable to state taxes.

Net income was $29,806,000, or $0.85 per basic and diluted share, in the 2025 thirteen-week period. Net income was $47,096,000, or $1.32 per basic and diluted share, in the 2024 thirteen-week period.

CAPITAL RESOURCES AND LIQUIDITY

Working capital and the ratio of current assets to current liabilities were $629,307,000 and 2.0 to 1, respectively, at March 29, 2025, compared with $646,713,000 and 2.0 to 1, respectively, at December 28, 2024. Landstar has historically operated with current ratios within the range of 1.5 to 1 to 2.0 to 1. Cash provided by operating activities was $55,698,000 in the 2025 thirteen-week period compared with $94,208,000 in the 2024 thirteen-week period. The decrease in cash flow provided by operating activities was primarily attributable to decreased net income and decreased favorable net working capital impacts in connection with decreased net receivables, defined as accounts receivable less accounts payable.

The Company declared and paid $0.36 per share, or $12,688,000 in the aggregate, in cash dividends during the thirteen-week period ended March 29, 2025 and, during such period, also paid $70,632,000 of dividends payable which were declared in December 2024 and included in current liabilities in the consolidated balance sheet at December 28, 2024. The Company declared and paid $0.33 per share, or $11,802,000 in the aggregate, in cash dividends during the thirteen-week period ended March 30, 2024 and, during such period, also paid $71,433,000 of dividends payable which were declared in December 2023 and included in current liabilities in the consolidated balance sheet at December 30, 2023. During the thirteen-week period ended March 29, 2025, the Company purchased 386,318 shares of its common stock at a total cost of $60,945,000, including $60,361,000 in cash purchases and accrued excise tax of $584,000, which is included in other current liabilities in the consolidated balance sheet at March 29,2025. During the thirteen-week period ended March 30, 2024, the Company did not purchase any shares of its common stock. As of March 29, 2025, the Company may purchase in the aggregate up to 2,161,663 shares of its common stock under its authorized stock purchase programs. Long-term debt, including current maturities, was $93,968,000 at March 29, 2025, $8,339,000 lower than at December 28, 2024.

Shareholders’ equity was $930,755,000, or 91% of total capitalization (defined as long-term debt including current maturities plus equity), at March 29, 2025, compared to $972,439,000, or 90% of total capitalization, at December 28, 2024. The decrease in shareholders’ equity was primarily the result of purchases of shares of the Company’s common stock and dividends declared by the Company, partially offset by the result of net income in the 2025 thirteen-week period.

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

At March 29, 2025, the Company had no borrowings outstanding and $35,250,000 of letters of credit outstanding under the Credit Agreement. At March 29, 2025, there was $264,750,000 available for future borrowings under the Credit Agreement and access to an additional $300,000,000 under the Credit Agreement’s “accordion” feature. In addition, the Company has $74,321,000 in letters of credit outstanding as collateral for insurance claims that are secured by investments totaling $82,579,000 at March 29, 2025. Investments, all of which are carried at fair value, include primarily investment-grade bonds, asset-backed securities, commercial paper and U.S. Treasury obligations having maturities of up to five years. Fair value of investments is based primarily on quoted market prices. See “Notes to Consolidated Financial Statements” included herein for further discussion on measurement of fair value of investments.

Historically, the Company has generated sufficient operating cash flow to meet its debt service requirements, fund continued growth, both organic and through acquisitions, complete or execute share purchases of its common stock under authorized share purchase programs, pay dividends and meet working capital needs. As an asset-light provider of integrated transportation management solutions, the Company’s annual capital requirements for operating property are generally for trailing equipment and information technology hardware and software. In addition, a significant portion of the trailing equipment used by the Company is provided by third party capacity providers, thereby reducing the Company’s capital requirements. During the 2025 thirteen-week period, the Company purchased $1,902,000 of operating property. Landstar anticipates acquiring either by purchase or lease financing during the remainder of fiscal year 2025 approximately $32,000,000 in operating property consisting primarily of new trailing equipment to replace older trailing equipment and information technology hardware and software.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Landstar provides for the estimated costs of self-insured claims primarily on an actuarial basis. The amount recorded for the estimated liability for claims incurred is based upon the facts and circumstances known on the applicable balance sheet date. The ultimate resolution of these claims may be for an amount greater or less than the amount estimated by the Company. The Company continually revises its existing claim estimates as new or revised information becomes available on the status of each claim. Historically, the Company has experienced both favorable and unfavorable development of prior years’ claims estimates within its various programs. During the 2025 and 2024 thirteen-week periods, insurance and claims costs included $11,352,000 and $1,127,000 of net unfavorable adjustments to prior years’ claims estimates, respectively. It is reasonably likely that the ultimate outcome of settling all outstanding claims will be more or less than the estimated claims liability at March 29, 2025, primarily due to the inherent difficulty in estimating the severity of commercial trucking claims and the potential judgment or settlement amount that may be incurred in connection with the resolution of such claims.

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

The revolving credit loans under the Credit Agreement as of March 29, 2025, at the option of Landstar, bear interest at (i) a forward-looking term rate based on the secured overnight financing rate plus 0.10% and an applicable margin ranging from 1.25% to 2.00%, or (ii) an alternate base rate plus an applicable margin ranging from 0.25% to 1.00%, in each case with the applicable margin determined based upon the Company’s Leverage Ratio, as defined in the Credit Agreement, at the end of the most recent applicable fiscal quarter for which financial statements have been delivered. The revolving credit facility bears a commitment fee, payable in arrears, of 0.20% to 0.30%, based on the Company’s Leverage Ratio at the end of the most recent applicable fiscal quarter for which financial statements have been delivered. During the entire first quarter of 2025 and as of March 29, 2025 and December 28, 2024, the Company had no borrowings outstanding under the Credit Agreement.

Long-term investments, all of which are available-for-sale and are carried at fair value, include investment-grade bonds and asset-backed securities having maturities of up to five years. Assuming that the long-term portion of investments remains at $90,402,000, the balance at March 29, 2025, a hypothetical increase or decrease in interest rates of 100 basis points would not have a material impact on future earnings on an annualized basis. Short-term investments consist primarily of short-term investment-grade instruments and the current maturities of investment-grade corporate bonds and asset-backed securities. Accordingly, any future interest rate risk on these short-term investments would not be material to the Company’s operating results.

Assets and liabilities of the Company’s Canadian and Mexican operations are translated from their functional currency to U.S. dollars using exchange rates in effect at the balance sheet date and revenue and expense accounts are translated at average monthly exchange rates during the period. Adjustments resulting from the translation process are included in accumulated other comprehensive income. Transactional gains and losses arising from receivable and payable balances, including intercompany balances, in the normal course of business that are denominated in a currency other than the functional currency of the operation are recorded in the statements of income when they occur. The assets held at the Company’s Canadian and Mexican subsidiaries at March 29, 2025 were collectively, as translated to U.S. dollars, less than 3% of total consolidated assets. Accordingly, translation gains or losses of 25% or less related to the Canadian and Mexican operations would not be material.

Item 4. Controls and Procedures

As of the end of the period covered by this quarterly report on Form 10-Q, an evaluation was carried out, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended). Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of March 29, 2025 to provide reasonable assurance that information required to be disclosed by the Company in reports that it filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There were no changes in the Company’s internal control over financial reporting during the first quarter of 2025, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 1A. Risk Factors
For a discussion identifying risk factors and other important factors that could cause actual results to differ materially from those anticipated, see the discussions under Part I, Item 1A, “Risk Factors” in the Company’s Annual Report on Form
10-K
for the fiscal year ended December 28, 2024, and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Notes to Consolidated Financial Statements” in this Quarterly Report on Form
10-Q.
Except as set forth below, there have been no material changes to the Risk Factors described in Part I “Item 1A. Risk Factors” in the Company’s Annual Report on Form
10-K
for the fiscal year ended December 28, 2024 as filed with the SEC.
Increased severity or frequency of accidents and other claims or a material unfavorable development of existing claims
. As noted in Part I, Item 1, “Business — Factors Significant to the Company’s Operations — Self-Insured Claims” in the Company’s Annual Report on Form
10-K
for the fiscal year ended December 28, 2024, potential liability associated with accidents in the trucking industry is severe and occurrences are unpredictable. Landstar retains liability through a self-insured retention for commercial trucking claims up to $5 million per occurrence. The Company also maintains third party insurance arrangements providing coverage for commercial trucking liabilities in excess of $5 million. Historically, these third party insurance arrangements were based on policy year periods beginning on May 1 and ending on a subsequent April 30. Beginning with the policy year period commencing May 1, 2025, the Company and its third party insurance providers adjusted the applicable policy year period, beginning in 2026, to commence on June 1 and end on a subsequent May 31. All applicable third party insurance arrangements with a policy period ending April 30, 2026, have been amended to provide for a policy period ending May 31, 2026, as reflected below.

Effective May 1, 2023, the Company entered into a three year commercial auto liability insurance arrangement for losses incurred between $5 million and $10 million (the “2023 Initial Excess Policy”) with a third party insurance company. For commercial trucking claims incurred on or after May 1, 2023 through May 31, 2026, the 2023 Initial Excess Policy provides for an aggregate deductible of $18 million over the thirty-seven month term ending May 31, 2026. After payment of the deductible, the 2023 Initial Excess Policy provides for a limit for a single loss of $5 million, with an aggregate limit of $15 million for the thirty-seven month term ending May 31, 2026.
The Company also maintains third party insurance arrangements providing excess coverage for commercial trucking liabilities in excess of $10 million. These third party arrangements provide coverage on a per occurrence or aggregated basis. Over the past decade, there has been a significant increase in the prevalence of trials in courts throughout the United States involving catastrophic injury and fatality claims against commercial motor carriers that have resulted in verdicts in excess of $10 million. Within the transportation logistics industry, these verdicts are often referred to as “Nuclear Verdicts.” The increase in Nuclear Verdicts has had a significant impact on the cost of commercial auto liability claims throughout the United States. Due to the increasing cost of commercial auto liability claims, the availability of excess coverage has significantly decreased, and the pricing associated with such excess coverage, to the extent available, has significantly increased. Since the annual policy year ended April 30, 2020, as compared to the annual policy year ending May 31, 2026, the Company experienced an increase of approximately $22 million, or approximately 400%, in the premiums charged by third party insurance companies to the Company for excess coverage for commercial trucking liabilities in excess of $10 million.
Moreover, the Company from year to year manages the level of its financial exposure to commercial trucking claims in excess of $10 million, including through the use of additional self-insurance, deductibles, aggregate loss limits, quota shares and other structured arrangements with third party insurance companies, based on the availability of coverage within certain excess insurance coverage layers and estimated cost differentials between proposed premiums from third party insurance companies and historical and actuarially projected losses experienced by the Company at various levels of excess insurance coverage. For example, with respect to a single hypothetical claim in the amount of $65 million incurred during the annual policy year ending May 31, 2026, the Company would have an aggregate financial exposure of approximately $36 million.
Within the Company’s third party insurance arrangements providing excess coverage for commercial trucking liabilities, structured arrangements with third party reinsurers within a specific loss layer may include provisions that require additional payments of premium in the event of unfavorable loss experience or a refund of premium in the event of favorable loss experience. With respect to one such three year commercial auto liability reinsurance arrangement relating to certain excess claims incurred between May 1, 2020 through April 30, 2023, it is anticipated that during the 2025 second fiscal quarter, the Company will receive a $12,000,000 cash payment from a third party reinsurance provider in the form of a “no claims bonus” due to favorable loss experience with respect to claims incurred during the policy period. The Company intends to record the receipt of this payment as a deferred gain on the balance sheet until such time as all underlying claims with exposure under the applicable excess layer insurance arrangement are resolved. No assurances can be provided, however, regarding the resolution of any remaining underlying claims with exposure under the applicable excess layer insurance arrangement and whether the Company will ultimately be in a position to recognize all or any portion of the $12,000,000 “no claims bonus” as a gain.
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
As noted in Part I, Item A, “Risk Factors — Legal, Tax, Regulatory and Compliance Risks — Regulatory and legislative changes” in the Company’s Annual Report on
Form 10-K
for the fiscal year ended December 28, 2024, several of the Operating Subsidiaries maintain a federal hazardous materials safety permit in connection with the Company’s transportation of hazardous substances. In the event the Company is involved in a spill or other accident involving hazardous substances, there are releases of hazardous substances while being
transported by the Company, or Landstar is found to be in violation of or fail to comply with applicable environmental laws or regulations in connection with the transportation of hazardous materials, the Company could be subject to clean-up
costs and liabilities, including substantial fines or penalties or civil and criminal liability, any of which could have a material adverse effect on the Company’s business and results of operations.

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
In recent years, the amount and sophistication of fraud and cargo theft throughout the freight transportation and logistics supply chain has significantly increased. In particular, “strategic” cargo theft refers to instances when bad actors incorporate deceptive tactics to commit cargo theft. Such tactics may involve the use of fraud to deceive shippers, brokers, and/or carriers using a combination of methods including identity theft and impersonation, fictitious track-and-trace
information, fictitious proof of delivery information and fraudulent carrier schemes. The Company has experienced, and may continue to experience, increases in the amount of cargo theft, including strategic cargo theft, resulting in increased exposure to liability from cargo claims. The Company has also experienced, and may continue to experience, incidences of other types of supply chain fraud, for example the fraud referenced in Note 14 in the “Notes to Consolidated Financial Statements” in this Quarterly Report on Form
10-Q.
A material increase in the frequency or severity of accidents, cargo claims, including further increases in the amount of cargo theft, incidences of supply chain fraud, workers’ compensation claims, claims in connection with the transportation of hazardous materials, or the material unfavorable development of existing claims could have a material adverse effect on Landstar’s business, cost of insurance and claims and its results of operations.
Decreased demand for transportation services; U.S. trade relationships and tariffs.
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
Moreover, Landstar hauls a significant number of shipments that have either been imported into the United States or are destined for export from the United States. There is significant uncertainty in the marketplace as to the potential actions of the U.S. government with respect to international trade policy and the impact of tariffs, particularly with respect to trade between the United States and, respectively, Mexico, Canada and China. Changes in U.S. trade policy and the impact of tariffs may significantly adversely impact our customers, our industry, and our business. The U.S. government has made significant changes in U.S. trade policy, including the imposition on April 2, 2025, of a baseline tariff of 10% on product imports from almost all countries and individualized higher tariffs on certain other countries. The announcement of the tariffs has been followed by announcements of limited exceptions and temporary pauses. Certain foreign governments either have taken or are threatening to take retaliatory actions in response. These changes in U.S. trade policy and tariffs have caused uncertainty and volatility in financial markets. Tariffs or other trade restrictions may lead to continuing uncertainty and volatility in U.S. and global financial and economic conditions, declining consumer confidence, inflation or an economic slowdown. These tariffs or other trade restrictions, including corresponding actions taken by other countries in response to U.S. governmental actions or continuing uncertainty around the timing, scope, level, magnitude, duration and product range of tariffs, could have an adverse economic impact in the markets in which the Company operates, could cause reduced demand for the Company’s services and a reduction in the volume of shipments transported by the Company’s network, and could have a material adverse effect on Landstar’s results of operations.
Acquisitions and Investments.
The Company periodically considers acquisitions and equity investments that it believes are strategically important based on the potential that any such acquisition or investment candidates would further strengthen the Company’s strategic goals and service offerings. The Company makes no assurance that it will be able to successfully achieve its strategic goals as it relates to any such acquisition or investment.
For example, during 2017, the Company established Landstar Metro, S.A.P.I. de C.V. (“Landstar Metro”), which acquired substantially all of the assets of the asset-light transportation logistics business of Fletes Avella, S.A. de C.V. Landstar Metro provides freight and logistics services within Mexico and in conjunction with Landstar’s U.S./Mexico cross-border services. The Company’s initial investment in Landstar Metro was approximately $8.5 million. The carrying value of the Company’s investment in Landstar Metro, as of March 29, 2025, was approximately $24 million, reflecting additional investment and the results of operations of Landstar Metro since inception, less a non-cash impairment charge recorded during the Company’s 2020 second fiscal quarter. Landstar Metro is subject to certain risks arising from doing business in Mexico, including: changes in Mexico’s economic strength; changes in trade agreements, US-Mexico trade relations, or the imposition of tariffs on imports from Mexico and related retaliatory tariffs that may be imposed by the Mexican government; disruptions related to port of entry restrictions; difficulties in enforcing contractual obligations; foreign currency fluctuations; theft or vandalism of equipment; and social, political, and economic instability. The Company may be unable to generate sufficient revenue or earnings from Landstar Metro and this business may otherwise fail to meet Landstar’s strategic or operational expectations. As such, the Company’s acquisition and investment in Landstar Metro could have a material adverse impact on our results of operations in a specific quarterly or annual period in the form of a non-cash impairment charge for all or a portion of Landstar’s investment.
In addition, as previously disclosed, on April 1, 2022, the Company acquired a minority equity investment in Cavnue, LLC (“Cavnue”), a privately held company focused on combining technology and road infrastructure to unlock the full potential of connected and autonomous vehicles. The Company’s investment of $4,999,000 in Cavnue represents the carrying value as of March 29, 2025. The value of this investment may be adversely affected if Cavnue is unable to timely meet its performance objectives or continue to raise capital, if Cavnue completes a subsequent funding round at lower valuation, if Cavnue is sold at a valuation that does not return all or a portion of our investment, if Cavnue’s business is ultimately not commercially viable or Cavnue otherwise is unable to provide the Company with an adequate return of capital. As such, a decrease in the value of the Company’s investment in Cavnue could have a significant adverse impact on Landstar’s results of operations in a specific quarterly period in the form of a non-cash impairment charge for all or a portion of Landstar’s investment.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Company
The following table provides information regarding the Company’s purchase of its common stock during the period from December 29, 2024 to March 29, 2025, the Company’s first fiscal quarter:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares That May Yet Be Purchased Under the Programs
December 28, 2024				2,547,981
Dec. 29, 2024 – Jan. 25, 2025	—	$—	—	2,547,981
Jan. 26, 2025 – Feb. 22, 2025	139,918	160.51	139,918	2,408,063
Feb. 23, 2025 – Mar. 29, 2025	246,400	153.83	246,400	2,161,663

Total	386,318	$156.25	386,318

(1)	The average price paid per share does not include the 1% excise tax on net stock repurchases, as applicable.

On December 7, 2021, the Landstar System, Inc. Board of Directors authorized the Company to purchase up to 1,912,824 shares of the Company’s common stock from time to time in the open market and in privately negotiated transactions. This program was completed during the 2025 first fiscal quarter. On December 6, 2022, the Landstar System, Inc. Board of Directors authorized the Company to purchase up to 1,900,826 additional shares of the Company’s common stock from time to time in the open market and in privately negotiated transactions. On December 4, 2023, the Landstar System, Inc. Board of Directors authorized the Company to purchase up to 319,332 additional shares of its common stock from time to time in the open market and in privately negotiated transactions under its share purchase program. As of March 29, 2025, the Company had authorization to purchase in the aggregate up to 2,161,663 shares of its common stock under these programs. No specific expiration date has been assigned to the December 6, 2022 or December 4, 2023 authorizations.
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the thirteen-week period ended March 29, 2025,
none
of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Landstar’s securities that was intended to satisfy the affirmative defense conditions of Rule
10b5-1(c)
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

LANDSTAR SYSTEM, INC.

Date: May 13, 2025	/s/ Frank A. Lonegro
Frank A. Lonegro
President and Chief Executive Officer

Date: May 13, 2025	/s/ James P. Todd
James P. Todd
Vice President, Chief Financial Officer and Assistant Secretary