Form 10-Q
period 2025-06-28
LANDSTAR SYSTEM INC
filed 2025-07-29
CIK 853816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June
28, 2025
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
of the Exchange Act). Yes ☐ No
☑
The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of the close of business on July 21, 2025 was 34,653,536.

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
10-01
of Regulation
S-X
and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the twenty-six
weeks ended June 28, 2025 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 27, 2025.
These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s 2024 Annual Report on Form
10-K.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)
(Unaudited)

	June 28, 2025	December 28, 2024
ASSETS
Current Assets
Cash and cash equivalents	$359,237	$515,018
Short-term investments	66,935	51,619
Trade accounts receivable, less allowance of $12,284 and $12,904	717,249	683,841
Other receivables, including advances to independent contractors, less allowance of $21,995 and $17,812	48,781	47,160
Other current assets	45,144	22,229

Total current assets	1,237,346	1,319,867

Operating property, less accumulated depreciation and amortization of $464,538 and $456,547	287,500	311,345
Goodwill	41,399	40,933
Other assets	133,399	141,166

Total assets	$1,699,644	$1,813,311

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Cash overdraft	$58,141	$61,033
Accounts payable	401,849	383,625
Current maturities of long-term debt	30,747	33,116
Insurance claims	36,797	40,511
Dividends payable	—	70,632
Other current liabilities	91,605	84,237

Total current liabilities	619,139	673,154

Long-term debt, excluding current maturities	54,677	69,191
Insurance claims	73,268	62,842
Deferred income taxes and other noncurrent liabilities	30,734	35,685
Shareholders’ Equity
Common stock, $0.01 par value, authorized 160,000,000 shares, issued 68,589,418 and 68,559,269 shares	686	686
Additional paid-in capital	258,915	255,260
Retained earnings	2,905,011	2,859,916
Cost of 33,935,882 and 33,243,196 shares of common stock in treasury	(2,235,622)	(2,131,413)
Accumulated other comprehensive loss	(7,164)	(12,010)

Total shareholders’ equity	921,826	972,439

Total liabilities and shareholders’ equity	$1,699,644	$1,813,311

See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share amounts)
(Unaudited)

	Twenty-Six Weeks Ended		Thirteen Weeks Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Revenue	$2,363,885	$2,396,048	$1,211,383	$1,225,005
Investment income	7,327	7,066	3,729	3,654
Costs and expenses:
Purchased transportation	1,839,289	1,855,579	941,411	950,058
Commissions to agents	192,836	197,098	99,522	99,816
Other operating costs, net of gains on asset sales/dispositions	31,424	28,994	19,595	14,135
Insurance and claims	70,301	53,432	30,449	27,164
Selling, general and administrative	117,288	111,361	55,706	54,939
Depreciation and amortization	24,375	28,630	12,149	14,488

Total costs and expenses	2,275,513	2,275,094	1,158,832	1,160,600

Operating income	95,699	128,020	56,280	68,059
Interest and debt expense (income)	539	(3,286)	698	(1,675)

Income before income taxes	95,160	131,306	55,582	69,734
Income taxes	23,461	31,586	13,689	17,110

Net income	$71,699	$99,720	$41,893	$52,624

Basic and diluted earnings per share	$2.05	$2.79	$1.20	$1.48

Average basic and diluted shares outstanding	35,037,000	35,702,000	34,870,000	35,654,000

Dividends per common share	$0.76	$0.66	$0.40	$0.33

See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(Unaudited)

	Twenty-Six Weeks Ended		Thirteen Weeks Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Net income	$71,699	$99,720	$41,893	$52,624
Other comprehensive income (loss):
Unrealized holding gains on available-for-sale investments, net of tax expense of $424, $204, $160 and $112	1,546	746	582	410
Foreign currency translation gains (losses)	3,300	(3,359)	3,250	(3,053)

Other comprehensive income (loss)	4,846	(2,613)	3,832	(2,643)

Comprehensive income	$76,545	$97,107	$45,725	$49,981

See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Twenty-Six Weeks Ended
	June 28, 2025	June 29, 2024
OPERATING ACTIVITIES
Net income	$71,699	$99,720
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,375	28,630
Non-cash interest charges	132	132
Provisions for losses on trade and other accounts receivable	9,912	8,840
Gains on sales/disposals of operating property	(1,389)	(555)
Deferred income taxes, net	(5,904)	1,752
Stock-based compensation	3,657	3,616
Changes in operating assets and liabilities:
(Increase) decrease in trade and other accounts receivable	(44,941)	11,665
Increase in other assets	(26,544)	(17,869)
Increase in accounts payable	18,224	5,555
Increase (decrease) in other liabilities	6,903	(935)
Increase in insurance claims	6,712	1,792

NET CASH PROVIDED BY OPERATING ACTIVITIES	62,836	142,343

INVESTING ACTIVITIES
Sales and maturities of investments	84,755	59,791
Purchases of investments	(86,838)	(56,921)
Purchases of operating property	(4,383)	(16,778)
Proceeds from sales of operating property	5,690	3,431

NET CASH USED BY INVESTING ACTIVITIES	(776)	(10,477)

FINANCING ACTIVITIES
Decrease in cash overdraft	(2,892)	(3,183)
Dividends paid	(97,236)	(95,012)
Taxes paid in lieu of shares issued related to stock-based compensation plans	(916)	(3,260)
Purchases of common stock	(102,300)	(56,515)
Principal payments on finance lease obligations	(16,883)	(14,907)

NET CASH USED BY FINANCING ACTIVITIES	(220,227)	(172,877)

Effect of exchange rate changes on cash and cash equivalents	2,386	(1,970)

Decrease in cash and cash equivalents	(155,781)	(42,981)
Cash and cash equivalents at beginning of period	515,018	481,043

Cash and cash equivalents at end of period	$359,237	$438,062

See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Twenty-Six
and Thirteen Weeks Ended June 28, 2025 and June 29, 2024
(Dollars in thousands)
(Unaudited)

	Common Stock		Additional Paid-In	Retained	Treasury Stock at Cost		Accumulated Other Comprehensive	Total
	Shares	Amount	Capital	Earnings	Shares	Amount	(Loss) Income
Balance December 28, 2024	68,559,269	$686	$255,260	$2,859,916	33,243,196	$(2,131,413)	$(12,010)	$972,439
Net income				29,806				29,806
Dividends ($0.36 per share)				(12,688)				(12,688)
Purchases of common stock					386,318	(60,945)		(60,945)
Issuance of stock related to stock-based compensation plans	22,503		(2)		6,081	(907)		(909)
Stock-based compensation			2,038					2,038
Other comprehensive income							1,014	1,014

Balance March 29, 2025	68,581,772	$686	$257,296	$2,877,034	33,635,595	$(2,193,265)	$(10,996)	$930,755

Net income				41,893				41,893
Dividends ($ 0.40 per share)				(13,916)				(13,916)
Purchases of common stock					300,141	(42,350)		(42,350)
Issuance of stock related to stock-based compensation plans	7,646				146	(7)		(7)
Stock-based compensation			1,619					1,619
Other comprehensive income							3,832	3,832

Balance June 28, 2025	68,589,418	$686	$258,915	$2,905,011	33,935,882	$(2,235,622)	$(7,164)	$921,826

	Common Stock		Additional Paid-In	Retained	Treasury Stock at Cost		Accumulated Other Comprehensive	Total
	Shares	Amount	Capital	Earnings	Shares	Amount	(Loss) Income
Balance December 30, 2023	68,497,324	$685	$254,642	$2,783,645	32,780,651	$(2,048,184)	$(6,865)	$983,923
Net income				47,096				47,096
Dividends ($0.33 per share)				(11,802)				(11,802)
Issuance of stock related to stock-based compensation plans	50,229		(2,174)		4,864	(886)		(3,060)
Stock-based compensation			1,724					1,724
Other comprehensive income							30	30

Balance March 30, 2024	68,547,553	$685	$254,192	$2,818,939	32,785,515	$(2,049,070)	$(6,835)	$1,017,911

Net income				52,624				52,624
Dividends ($0.33 per share)				(11,777)				(11,777)
Purchases of common stock					315,649	(56,995)		(56,995)
Issuance of stock related to stock-based compensation plans	6,374	1			1,112	(201)		(200)
Stock-based compensation			1,892					1,892
Other comprehensive loss							(2,643)	(2,643)

Balance June 29, 2024	68,553,927	$686	$256,084	$2,859,786	33,102,276	$(2,106,266)	$(9,478)	$1,000,812

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
twenty-six-week
and thirteen-week periods ended June 28, 2025 and June 29, 2024 (dollars in thousands):

	Twenty-Six Weeks Ended		Thirteen Weeks Ended
Mode	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Truck – BCO Independent Contractors	38%	38%	38%	38%
Truck – Truck Brokerage Carriers	54%	52%	54%	52%
Rail intermodal	2%	2%	2%	2%
Ocean and air cargo carriers	5%	5%	4%	6%

Truck Equipment Type
Van equipment	$1,186,071	$1,247,244	$591,276	$618,940
Unsided/platform equipment	$741,270	$723,995	$400,862	$380,950
Less-than-truckload	$47,749	$53,707	$25,313	$28,090
Other truck transportation (1)	$192,766	$149,675	$100,687	$77,709

(1)
Includes power-only, expedited, straight truck, cargo van, and miscellaneous other truck transportation revenue generated by the transportation logistics segment. Power-only refers to shipments where the Company furnishes a power unit and an operator but not trailing equipment, which is typically provided by the shipper or consignee.

(2)	Share-based Payment Arrangements
As of June 28, 2025, the Company has an employee equity incentive plan, the 2011 equity incentive plan (the “2011 EIP”). The Company also has a stock compensation plan for members of its Board of Directors, the 2022 Directors Stock Compensation Plan (the “2022 DSCP”). 6,000,000 shares of the Company’s common stock were authorized for issuance under the 2011 EIP and 200,000 shares of the Company’s common stock were authorized for issuance under the 2022 DSCP. The 2011 EIP and 2022 DSCP are each referred to herein as a “Plan,” and, collectively, as the “Plans.” Amounts recognized in the financial statements with respect to these Plans are as follows (in thousands):

	Twenty-Six Weeks Ended		Thirteen Weeks Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Total cost of the Plans during the period	$3,657	$3,616	$1,619	$1,892
Amount of related income tax benefit recognized during the period	(792)	(1,684)	(344)	(532)

Net cost of the Plans during the period	$2,865	$1,932	$1,275	$1,360

Included in income tax benefits recognized in the
twenty-six-week
periods ended June 28, 2025 and June 29, 2024 were tax deficiencies (excess tax benefits) from stock-based awards of $104,000 and ($799,000), respectively.
As of June 28, 2025, there were 174,149 shares of the Company’s common stock reserved for issuance under the 2022 DSCP and 2,672,870 shares of the Company’s common stock reserved for issuance under the 2011 EIP.
Restricted Stock Units
The following table summarizes information regarding the Company’s outstanding restricted stock unit (“RSU”) awards with either a performance condition or a market condition under the Plans:

	Number of RSUs	Weighted Average Grant Date Fair Value
Outstanding at December 28, 2024	162,652	$144.12
Granted	53,408	$147.19
Forfeited	(8,653)	$158.98

Outstanding at June 28, 2025	207,407	$144.30

During the
twenty-six-week
period ended June 28, 2025, the Company granted RSUs with a performance condition and RSUs with a market condition, as further described below. Outstanding RSUs at both December 28, 2024 and June 28, 2025 include RSUs with a performance condition and RSUs with a market condition, as further described below and in the Company’s 2024 Annual Report on Form
10-K.
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

The Company recognized approximately $1,253,000 and $1,315,000 of share-based compensation expense related to RSU awards in the twenty-six-week
periods ended June 28, 2025 and June 29, 2024, respectively. As of June 28, 2025, there was a maximum of $52.5 million of total unrecognized compensation cost related to RSU awards granted under the Plans with an expected average remaining life of approximately 3.3 years. With respect to RSU awards with a performance condition, the amount of future compensation expense to be recognized will be determined based on future operating results.
Non-vested
Restricted Stock and Deferred Stock Units
The following table summarizes information regarding the Company’s outstanding shares of non-vested
restricted stock and Deferred Stock Units (defined below) under the Plans:

	Number of Shares and Deferred Stock Units	Weighted Average Grant Date Fair Value
Non-vested at December 28, 2024	47,519	$180.17
Granted	30,149	$159.69
Vested	(23,429)	$177.68
Forfeited	(661)	$173.64

Non-vested at June 28, 2025	53,578	$169.81

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
As of June 28, 2025, there was $6,981,000 of total unrecognized compensation cost related to non-vested
shares of restricted stock and Deferred Stock Units granted under the Plans. The unrecognized compensation cost related to these non-vested
shares of restricted stock and Deferred Stock Units is expected to be recognized over a weighted average period of 1.9 years.

(3)	Income Taxes
The provisions for income taxes for the 2025 and 2024
twenty-six-week
periods were based on estimated annual effective income tax rates of 24.3% and 24.5%, respectively, adjusted for discrete events, such as benefits resulting from stock-based awards. The effective income tax rate for the 2025 twenty-six-week
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
twenty-six-week
periods.

(5)	Additional Cash Flow Information
During the 2025
twenty-six-week
period, Landstar paid income taxes and interest of $33,972,000 and $2,816,000, respectively. During the 2024 twenty-six-week
period, Landstar paid income taxes and interest of $28,096,000 and $1,628,000, respectively. Landstar did not acquire any operating property by entering into finance leases in the 2025 twenty-six-week
period. Landstar acquired operating property by entering into finance leases in the amount of $17,144,000 in the 2024 twenty-six-week
period. During the 2025
twenty-six-week
period, the Company purchased its common stock at a total cost of $103,295,000, including $102,300,000 in cash purchases and accrued excise tax of $995,000, which is included in other current liabilities in the consolidated balance sheet at June 28, 2025. During the 2024 twenty-six-week
period, the Company purchased its common stock at a total cost of $56,995,000, including $56,515,000 in cash purchases and accrued excise tax of $480,000, which was included in other current liabilities in the consolidated balance sheet at June 29, 2024.

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
The following tables summarize information about the Company’s reportable business segments as of and for the twenty-six-week
and thirteen-week periods ended June 28, 2025 and June 29, 2024 (in thousands):

	Twenty-Six Weeks Ended
	June 28, 2025			June 29, 2024
	Transportation Logistics	Insurance	Total	Transportation Logistics	Insurance	Total
External revenue	$2,334,432	$29,453	$2,363,885	$2,363,607	$32,441	$2,396,048
Internal revenue		53,093	53,093		53,346	53,346

Total revenue	2,334,432	82,546	2,416,978	2,363,607	85,787	2,449,394

Investment income		7,327	7,327		7,066	7,066
Purchased transportation	1,839,289		1,839,289	1,855,579		1,855,579
Commissions to agents	192,836		192,836	197,098		197,098
Other operating costs, net of gains on asset sales/dispositions	31,424		31,424	28,994		28,994
Insurance and claims	63,373	60,021	123,394	54,837	51,941	106,778
Selling, general and administrative	111,985	5,303	117,288	105,017	6,344	111,361
Depreciation and amortization	24,375		24,375	28,630		28,630

Operating income	71,150	24,549	95,699	93,452	34,568	128,020

Goodwill	41,399		41,399	41,607		41,607
Operating income			95,699			128,020
Interest and debt expense (income) (1)			539			(3,286)

Income before income taxes			95,160			131,306

	Thirteen Weeks Ended
	June 28, 2025			June 29, 2024
	Transportation Logistics	Insurance	Total	Transportation Logistics	Insurance	Total
External revenue	$1,196,687	$14,696	$1,211,383	$1,209,075	$15,930	$1,225,005
Internal revenue		41,514	41,514		41,277	41,277

Total revenue	1,196,687	56,210	1,252,897	1,209,075	57,207	1,266,282

Investment income		3,729	3,729		3,654	3,654
Purchased transportation	941,411		941,411	950,058		950,058
Commissions to agents	99,522		99,522	99,816		99,816
Other operating costs, net of gains on asset sales/dispositions	19,595		19,595	14,135		14,135
Insurance and claims	29,517	42,446	71,963	27,984	40,457	68,441
Selling, general and administrative	52,559	3,147	55,706	51,823	3,116	54,939
Depreciation and amortization	12,149		12,149	14,488		14,488

Operating income	41,934	14,346	56,280	50,771	17,288	68,059

Operating income			56,280			68,059
Interest and debt expense (income) (1)			698			(1,675)

Income before income taxes			55,582			69,734

1
3

(1)
Interest and debt expense (income) includes (i) interest income earned on cash balances held by the transportation logistics segment of $2,409 and $5,045 in the 2025 and 2024 twenty-six-week
periods, respectively, and $741 and $2,545 in the 2025 and 2024 thirteen-week periods, respectively, and (ii) consolidated total interest expense of $2,948 and $1,759 in the 2025 and 2024 twenty-six-week
periods, respectively, and $1,439 and $870 in the 2025 and 2024 thirteen-week periods, respectively.

In the
twenty-six-week
periods ended June 28, 2025 and June 29, 2024, no single customer accounted for more than 10% of the Company’s consolidated revenue.

(7)	Other Comprehensive Income
The following table presents the components of and changes in accumulated other comprehensive (loss) income, net of related income taxes, as of and for the twenty-six-week
period ended June 28, 2025 (in thousands):

	Unrealized Holding (Losses) Gains on Available-for-Sale Securities	Foreign Currency Translation	Total
Balance as of December 28, 2024	$(2,805)	$(9,205)	$(12,010)
Other comprehensive income	1,546	3,300	4,846

Balance as of June 28, 2025	$(1,259)	$(5,905)	$(7,164)

Amounts reclassified from accumulated other comprehensive income to investment income due to the realization of previously unrealized gains and losses in the accompanying consolidated statements of income were not significant for the twenty-six-week
period ended June 28, 2025.

(8)	Investments
Investments include primarily investment-grade corporate bonds, asset-backed securities, commercial paper and U.S. treasury obligations having maturities of up to five years (the “bond portfolio”) and money market investments. Investments in the bond portfolio are reported as available-for-sale
and are carried at fair value. Investments maturing less than one year from the balance sheet date are included in short-term investments and investments maturing more than one year from the balance sheet date are included in other assets in the consolidated balance sheets. Management performs an analysis of the nature of the unrealized losses on available-for-sale
investments to determine whether an allowance for credit loss is necessary. Unrealized losses, representing the excess of the purchase price of an investment over its fair value as of the end of a period, considered to be a result of credit-related factors, are to be included as a charge in the statement of income, while unrealized losses considered to be a result of non-credit-related
factors are to be included as a component of shareholders’ equity. Investments whose values are based on quoted market prices in active markets are classified within Level 1. Investments that trade in markets that are not considered to be active, but are valued based on quoted market prices, are classified within Level 2. As Level 2 investments include positions that are not traded in active markets, valuations may be adjusted to reflect illiquidity and/or non-transferability,
which are generally based on available market information. Any transfers between levels are recognized as of the beginning of any reporting period. Fair value of the bond portfolio was determined using Level 1 inputs related to U.S. Treasury obligations and money market investments and Level 2 inputs related to investment-grade corporate bonds, asset-backed securities, commercial paper and direct obligations of government agencies. Unrealized losses, net of unrealized gains, on the investments in the bond portfolio were $1,603,000 and $3,573,000 at June 28, 2025 and December 28, 2024, respectively.

1
4

The amortized cost and fair values of
available-for-sale
investments are as follows at June 28, 2025 and December 28, 2024 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 28, 2025
Money market investments	$9,452	$—	$—	$9,452
Asset-backed securities	23,117	56	1,353	21,820
Corporate bonds, commercial paper and direct obligations of government agencies	104,467	727	1,031	104,163
U.S. Treasury obligations	12,748	—	2	12,746

Total	$149,784	$783	$2,386	$148,181

December 28, 2024
Money market investments	$13,473	$—	$—	$13,473
Asset-backed securities	26,785	25	1,770	25,040
Corporate bonds, commercial paper and direct obligations of government agencies	107,180	198	2,026	105,352

Total	$147,438	$223	$3,796	$143,865

For those
available-for-sale
investments with unrealized losses at June 28, 2025 and December 28, 2024, the following table summarizes the duration of the unrealized loss (in thousands):

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
June 28, 2025
Asset-backed securities	$1,990	$8	$12,379	$1,345	$14,369	$1,353
Corporate bonds, commercial paper, and direct obligations of government agencies	8,966	8	37,112	1,023	46,078	1,031
U.S. Treasury obligations	6,868	2	—	—	6,868	2

Total	$17,824	$18	$49,491	$2,368	$67,315	$2,386

December 28, 2024
Asset-backed securities	$9,663	$37	$12,596	$1,733	$22,259	$1,770
Corporate bonds, commercial paper, and direct obligations of government agencies	18,409	169	59,609	1,857	78,018	2,026

Total	$28,072	$206	$72,205	$3,590	$100,277	$3,796

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

1
5

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
The components of lease cost for finance leases and operating leases for the twenty-six
weeks ended June 28, 2025 were (in thousands):

Finance leases:
Amortization of right-of-use assets	$9,131
Interest on lease liability	2,306

Total finance lease cost	11,437
Operating leases:
Lease cost	1,986
Variable lease cost	—
Sublease income	(2,928)

Total net operating lease income	(942)

Total net lease cost	$10,495

1
6

A summary of the lease classification on the Company’s consolidated balance sheet as of June 28, 2025 is as follows (in thousands):
Assets:

Operating lease right-of-use assets	Other assets	$851
Finance lease assets	Operating property, less accumulated depreciation and amortization	119,641

Total lease assets		$120,492

Liabilities:
The following table reconciles the undiscounted cash flows for the finance and operating leases to the finance and operating lease liabilities recorded on the balance sheet at June 28, 2025 (in thousands):

	Finance Leases	Operating Leases
2025 Remainder	$18,282	$253
2026	30,028	299
2027	19,217	265
2028	15,309	95
2029	10,920	—
Thereafter	—	—

Total future minimum lease payments	93,756	912
Less amount representing interest (1.6% to 6.4%)	8,332	61

Present value of minimum lease payments	$85,424	$851

Current maturities of long-term debt	30,747
Long-term debt, excluding current maturities	54,677
Other current liabilities		392
Deferred income taxes and other noncurrent liabilities		459
The weighted average remaining lease term and the weighted average discount rate for finance and operating leases as of June 28, 2025 were:

	Finance Leases	Operating Leases
Weighted average remaining lease term (years)	3.4	2.5
Weighted average discount rate	5.0%	5.5%

(10)	Debt
Other than the finance lease obligations as presented on the consolidated balance sheets, the Company had no outstanding debt as of June 28, 2025 and December 28, 2024.
On July 1, 2022, Landstar entered into a second amended and restated credit agreement with a bank syndicate led by JPMorgan Chase Bank, N.A., as administrative agent (as further amended as of June 21, 2024, the “Credit Agreement”). The Credit Agreement, which matures July 1, 2027, provides for borrowing capacity in the form of a revolving credit facility of $300,000,000, $45,000,000 of which may be utilized in the form of letters of credit. The Credit Agreement also includes an “accordion” feature providing for a possible increase of up to an aggregate amount of borrowing capacity of $600,000,000. As of June 28, 2025, the Company had
no
borrowings outstanding under the Credit Agreement.
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

1
7

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
Short-term investments include $66,935,000 in current maturities of investments held by the Company’s insurance segment at June 28, 2025. The non-current
portion of the bond portfolio of $81,246,000 is included in other assets. The short-term investments, together with $15,644,000 of non-current
investments, provide collateral for the $74,321,000 of letters of credit issued to guarantee payment of insurance claims. As of June 28, 2025, Landstar also had $35,415,000 of additional letters of credit outstanding under the Company’s Credi
t
Agreement.
On July 22, 2025, a jury trial (the “Trial”) began in state court in El Paso County, Texas, in connection with a tragic vehicular accident (the “Accident”) that occurred on December 31, 2021, near El Paso. The Accident involved a collision between a recreational vehicle, or RV, rented by a family and a tractor-trailer owned and operated by an independent trucking company licensed by the U.S. Department of Transportation. This independent motor carrier was not a Landstar BCO Independent Contractor, but rather was providing truck capacity to Landstar Ranger, Inc., a wholly-owned subsidiary of the Company (“Landstar Ranger”), under a non-exclusive truck brokerage contractual arrangement. The plaintiffs principally assert that Landstar Ranger acted as a motor carrier rather than as a broker with respect to the shipment involved in the Accident and, as a result, should be determined to be legally responsible for the operation of the independent, non-exclusive truck brokerage carrier involved in the Accident and the conduct of its driver. Based on knowledge of the facts, available insurance coverage and the analysis of the Company’s outside counsel, an immaterial accrual was included in insurance claims in the Company’s consolidated balance sheet as of June 28, 2025. No assurances can be provided as to the amount of the verdict that may be entered against Landstar Ranger at the conclusion of the Trial, which is expected to occur during the Company’s 2025 third quarter. Moreover, the Trial could result in a substantial verdict against Landstar Ranger and could have a material negative effect on the results of operations for the Company’s 2025 third quarter and fiscal year. The Company intends to preserve its right to appeal any such verdict. No assurances can be provided as to the probability of success with respect to any potential appeal of any such verdict or the ultimate outcome of any such appeal. The total cost associated with this matter, which may include post-judgment interest, bonding-related costs and legal and other professional fees, will depend on many factors. The ultimate financial impact, as well as the timing of the ultimate resolution of this matter, are difficult to predict and could have a material negative effect on the results of operations in the quarter or year in which such ultimate resolution occurs.
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
The following table summarizes the adverse effect of the increase in the cost of insurance claims resulting fro
m
 net
 u
nfavorable development of prior year self-insured claims estimates on operating income, net income and basic and diluted earnings per share set forth in the consolidated statements of income for the twenty-six-week
and thirteen-week periods ended June 28, 2025 and June 29, 2024 (in thousands, except per share amounts):

	Twenty-Six Weeks Ended		Thirteen Weeks Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Operating income	$13,641	$2,116	$2,289	$989
Net income	$10,272	$1,606	$1,726	$747
Basic and diluted earnings per share	$0.29	$0.04	$0.05	$0.02
The unfavorable development of prior years’ claims during the twenty-six-week
period ended June 28, 2025 was primarily attributable to elevated cargo loss experience as a result of fraud and theft in the supply chain and several specific commercial trucking claims.

(13)	Gain Contingency
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
Within the Company’s third party insurance arrangements providing excess coverage for commercial trucking liabilities, structured arrangements with third party reinsurers within a specific loss layer may include provisions that provide for a refund of premium in the event of favorable loss experience. During the 2025 second fiscal quarter, with respect to one such three-year commercial auto liability reinsurance arrangement relating to certain excess claims incurred between May 1, 2020 through April 30, 2023, the Company received $
9,000,000 of
an
anticipated $12,000,000
cash payment from third party reinsurance providers in the form of a “no claims bonus” due to favorable loss experience with respect to claims incurred during the applicable policy period. The Company recorded this payment as a deferred gain within other current liabilities in the consolidated balance sheet as of June 28, 2025, until such time as all underlying claims with exposure under the applicable excess layer insurance arrangement are resolved and the gain can be recognized. On the first business day of the 2025 third fiscal quarter, the Company received the remaining $
3,000,000 cash payment.

(14)	Recent Accounting Pronouncements
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
2024-03
is effective for annual periods beginning after December 15, 2026. The Company is currently evaluating the impact of ASU
2024-03
on its consolidated financial statements and disclosures.

(15)	Supply Chain Fraud Matter
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
The Company has performed a quantitative and qualitative analysis of the impact of this supply chain fraud matter in respect of the 2025 first quarter and the financial statements for each prior fiscal year period during which identified instances of fraud relating to this matter occurred. In connection therewith, the Company concluded that such impact was immaterial with respect to each such fiscal period. The Company’s financial results for the 2025 first quarter and for the twenty-six
week period ended June 28, 2025 included a $
4.8 million
pre-tax
expense, or $0.10
per basic and diluted share, relating to this matter. This expense reflects the total currently anticipated aggregate adverse financial impact to Landstar relating to the fraud, net of certain actual and anticipated recoveries and before taking into account the cost of legal and other professional fees as well as additional potential recoveries in the future. This expense was reflected in 2025 first quarter selling, general & administrative costs as an increase to the provision for customer bad debt expense, resulting in an increase in the allowance for doubtful accounts related to trade accounts receivable.
In the 2025 second quarter, this expense was reclassified from the provision for customer bad debt expense within selling, general and administrative costs to the provision for contractor bad debt expense within other operating costs due to the finalization of certain agreements with the affected independent commission sales agency during the 2025 second fiscal quarter. As of the June 28, 2025 consolidated balance sheet, this amount was included in the allowance for doubtful accounts related to other receivables.

1
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

FORWARD-LOOKING STATEMENTS

The following is a “safe harbor” statement under the Private Securities Litigation Reform Act of 1995. Statements contained in this document that are not based on historical facts are “forward-looking statements.” This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Form 10-Q contain forward-looking statements, such as statements which relate to Landstar’s business objectives, plans, strategies and expectations. Terms such as “anticipates,” “believes,” “estimates,” “intention,” “expects,” “plans,” “predicts,” “may,” “should,” “could,” “will,” the negative thereof and similar expressions are intended to identify forward-looking statements. Such statements are by nature subject to uncertainties and risks, including but not limited to: U.S. trade relationships and potential or imposed tariffs; an increase in the frequency or severity of accidents or other claims; unfavorable development of existing accident claims; dependence on third party insurance companies; dependence on independent commission sales agents; dependence on third party capacity providers; the impact of the Russian conflict with Ukraine on the operations of certain independent commission sales agents, including the Company’s largest such agent by revenue in the 2024 fiscal year; decreased demand for transportation services; substantial industry competition; disruptions or failures in the Company’s computer systems; cyber and other information security incidents; dependence on key vendors; adoption of artificial intelligence; potential changes in taxes; status of independent contractors; regulatory and legislative changes; regulations focused on diesel emissions and other air quality matters; regulations requiring the purchase and use of zero-emission vehicles; acquisitions and investments; intellectual property; and other operational, financial or legal risks or uncertainties detailed in Landstar’s Form 10-K for the 2024 fiscal year, described in Item 1A “Risk Factors,” in Landstar’s Form 10-Q for the quarterly period ended March 29, 2025, described in Part II, Item A “Risk Factors,” in this report or in Landstar’s other Securities and Exchange Commission filings from time to time. These risks and uncertainties could cause actual results or events to differ materially from historical results or those anticipated. Investors should not place undue reliance on such forward-looking statements and the Company undertakes no obligation to publicly update or revise any forward-looking statements.

Introduction

Landstar System, Inc. and its subsidiary, Landstar System Holdings, Inc. (collectively referred to herein with their subsidiaries and other affiliated companies as “Landstar” or the “Company”), is a technology-enabled, asset-light provider of integrated transportation management solutions delivering safe, specialized transportation services to a broad range of customers utilizing a network of agents, third party capacity providers and employees. The Company offers services to its customers across multiple transportation modes, with the ability to arrange for individual shipments of freight to comprehensive third party logistics solutions to meet all of a customer’s transportation needs. Landstar provides services principally throughout the United States and to a lesser extent in Canada and Mexico, and between the United States and Canada, Mexico and other countries around the world. The Company’s services emphasize safety, information coordination and customer service and are delivered through a network of over 1,000 independent commission sales agents and over 77,000 third party capacity providers, primarily truck capacity providers, linked together by a series of digital technologies which are provided and coordinated by the Company. The nature of the Company’s business is such that a significant portion of its operating costs varies directly with revenue.

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

The transportation logistics segment provides a wide range of integrated transportation management solutions. Transportation services are provided by Landstar’s “Operating Subsidiaries”: Landstar Ranger, Inc., Landstar Inway, Inc., Landstar Ligon, Inc., Landstar Gemini, Inc., Landstar Transportation Logistics, Inc., Landstar Global Logistics, Inc., Landstar Express America, Inc., Landstar Canada, Inc., Landstar Metro, S.A.P.I. de C.V., and Landstar Blue, LLC. Transportation services offered by the Company include truckload, less-than-truckload and other truck transportation, rail intermodal, air cargo, ocean cargo, expedited ground and air delivery of time-critical freight, heavy-haul/specialized, cold chain/temperature-controlled, U.S.-Canada and U.S.-Mexico cross-border, intra-Mexico, intra-Canada, project cargo and customs brokerage. Examples of the industries serviced by the transportation logistics segment include automotive parts and assemblies, consumer durables, building products, metals, chemicals, foodstuffs, heavy machinery, retail, electronics and military equipment and general commodities. In addition, the transportation logistics segment provides transportation services to other transportation companies, including third party logistics and less-than-truckload service providers. The independent commission sales agents market services provided by the transportation logistics segment. Billings for freight transportation services are typically charged to customers on a per shipment basis for the physical transportation of freight and are referred to as transportation revenue. During the twenty-six weeks ended June 28, 2025, revenue generated by BCO Independent Contractors, Truck Brokerage Carriers and railroads represented approximately 38%, 54% and 2%, respectively, of the Company’s consolidated revenue. Collectively, revenue generated by air and ocean cargo carriers represented approximately 5% of the Company’s consolidated revenue in the twenty-six period ended June 28, 2025.

The insurance segment is comprised of Signature Insurance Company (“Signature”), a wholly owned offshore insurance subsidiary, and Risk Management Claim Services, Inc. The insurance segment provides risk and claims management services to certain of Landstar’s operating subsidiaries. In addition, it reinsures certain risks of the Company’s BCO Independent Contractors and provides certain property and casualty insurance and reinsurance to certain of Landstar’s operating subsidiaries. Revenue at the insurance segment represents reinsurance premiums from third party insurance companies that provide insurance programs to BCO Independent Contractors where all or a portion of the risk is ultimately borne by Signature. Revenue at the insurance segment represented approximately 1% of the Company’s consolidated revenue for the twenty-six period ended June 28, 2025.

Changes in Financial Condition and Results of Operations

Management believes the Company’s success principally depends on its ability to generate freight revenue through its network of independent commission sales agents and to deliver freight safely, securely and efficiently utilizing BCO Independent Contractors and other third party capacity providers. Management believes the most significant factors to the Company’s success include increasing revenue, sourcing capacity, empowering its network through technology-based tools and controlling costs, including insurance and claims.

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

	Twenty-Six Weeks Ended		Thirteen Weeks Ended
	June 28,	June 29,	June 28,	June 29,
	2025	2024	2025	2024
Revenue generated through (in thousands):
Truck transportation
Truckload:
Van equipment	$1,186,071	$1,247,244	$591,276	$618,940
Unsided/platform equipment	741,270	723,995	400,862	380,950
Less-than-truckload	47,749	53,707	25,313	28,090
Other truck transportation (1)	192,766	149,675	100,687	77,709

Total truck transportation	2,167,856	2,174,621	1,118,138	1,105,689
Rail intermodal	39,515	45,002	22,028	22,307
Ocean and air cargo carriers	116,426	125,380	50,789	71,306
Other (2)	40,088	51,045	20,428	25,703

	$2,363,885	$2,396,048	$1,211,383	$1,225,005

Revenue on loads hauled via BCO Independent Contractors included in total truck transportation	$888,489	$918,071	$461,432	$465,510
Number of loads:
Truck transportation
Truckload:
Van equipment	572,154	599,973	284,091	300,959
Unsided/platform equipment	246,241	244,407	128,996	126,460
Less-than-truckload	76,830	82,850	41,250	42,617
Other truck transportation (1)	90,185	71,440	46,173	37,914

Total truck transportation	985,410	998,670	500,510	507,950
Rail intermodal	13,970	14,380	7,820	7,230
Ocean and air cargo carriers	16,560	17,240	7,440	8,520

	1,015,940	1,030,290	515,770	523,700

Loads hauled via BCO Independent Contractors included in total truck transportation	398,000	422,300	203,930	213,560
Revenue per load:
Truck transportation
Truckload:
Van equipment	$2,073	$2,079	$2,081	$2,057
Unsided/platform equipment	3,010	2,962	3,108	3,012
Less-than-truckload	621	648	614	659
Other truck transportation (1)	2,137	2,095	2,181	2,050
Total truck transportation	2,200	2,178	2,234	2,177
Rail intermodal	2,829	3,129	2,817	3,085
Ocean and air cargo carriers	7,031	7,273	6,826	8,369
Revenue per load on loads hauled via BCO Independent Contractors	$2,232	$2,174	$2,263	$2,180
Revenue by capacity type (as a % of total revenue):
Truck capacity providers:
BCO Independent Contractors	38%	38%	38%	38%
Truck Brokerage Carriers	54%	52%	54%	52%
Rail intermodal	2%	2%	2%	2%
Ocean and air cargo carriers	5%	5%	4%	6%
Other	2%	2%	2%	2%

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

Expenses

Purchased transportation

Also critical to the Company’s success is its ability to secure capacity, particularly truck capacity, at rates that allow the Company to profitably transport customers’ freight. The following table summarizes the number of available truck capacity providers on the dates indicated:

	June 28, 2025	June 29, 2024
BCO Independent Contractors	7,844	8,385
Truck Brokerage Carriers:
Approved and active (1)	41,842	45,382
Other approved	27,672	25,450

	69,514	70,832

Total available truck capacity providers	77,358	79,217

Trucks provided by BCO Independent Contractors	8,611	9,180

(1)	Active refers to Truck Brokerage Carriers who moved at least one load in the 180 days immediately preceding the fiscal quarter end.

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

As further described in Note 15 in the “Notes to Consolidated Financial Statements” in this Quarterly Report on Form 10-Q, during the last week of the Company’s 2025 first quarter, the Company identified a supply chain fraud relating to the Company’s international freight forwarding operations. Other operating costs during the twenty-six-week period ended June 28, 2025 included a $4.8 million expense relating to this matter. In addition, it is anticipated that legal and other professional fees included in selling, general and administrative costs may be slightly elevated during the remainder of the Company’s 2025 fiscal year in connection with this matter.

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

Within the Company’s third party insurance arrangements providing excess coverage for commercial trucking liabilities, structured arrangements with third party reinsurers within a specific loss layer may include provisions that require additional payments of premium in the event of unfavorable loss experience or a refund of premium in the event of favorable loss experience. During the 2025 second fiscal quarter, with respect to one such three-year commercial auto liability reinsurance arrangement relating to certain excess claims incurred between May 1, 2020 through April 30, 2023, the Company received $9,000,000 of an anticipated $12,000,000 cash payment from third party reinsurance providers in the form of a “no claims bonus” due to favorable loss experience with respect to claims incurred during the applicable policy period. The Company recorded this payment as a deferred gain within other current liabilities in the consolidated balance sheet as of June 28, 2025, until such time as all underlying claims with exposure under the applicable excess layer insurance arrangement are resolved and the gain can be recognized. On the first business day of the 2025 third fiscal quarter, the Company received the remaining $3,000,000 cash payment. As discussed in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Legal Matters,” on July 22, 2025, a jury trial (the “Trial”) began in state court in El Paso County, Texas, in connection with a tragic vehicular accident (the “Accident”) that occurred on December 31, 2021, near El Paso. A substantial verdict resulting from the Trial could result in the Company not meeting the requirements relating to the “no claims bonus”. No assurances can be provided regarding whether the Company will be able to recognize a gain with respect to the “no claims bonus.”

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

Selling, general and administrative

During the twenty-six-week period ended June 28, 2025, employee compensation and benefits accounted for approximately 62% of the Company’s selling, general and administrative costs. Employee compensation and benefits include wages and employee benefit costs as well as incentive compensation and stock-based compensation expense. Incentive compensation and stock-based compensation expense is highly variable in nature in comparison to wages and employee benefit costs.

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

The reconciliations of gross profit to variable contribution and gross profit margin to variable contribution margin are each presented below:

	Twenty-Six Weeks Ended		Thirteen Weeks Ended
	June 28,	June 29,	June 28,	June 29,
	2025	2024	2025	2024
Revenue	$2,363,885	$2,396,048	$1,211,383	$1,225,005
Costs of revenue:
Purchased transportation	1,839,289	1,855,579	941,411	950,058
Commissions to agents	192,836	197,098	99,522	99,816

Variable costs of revenue	2,032,125	2,052,677	1,040,933	1,049,874
Trailing equipment depreciation	13,844	13,834	6,867	6,937
Information technology costs	7,609	11,986	3,934	6,182
Insurance-related costs (1)	71,317	54,659	30,793	27,881
Other operating costs	31,424	28,994	19,595	14,135

Other costs of revenue	124,194	109,473	61,189	55,135

Total costs of revenue	2,156,319	2,162,150	1,102,122	1,105,009

Gross profit	$207,566	$233,898	$109,261	$119,996

Gross profit margin	8.8%	9.8%	9.0%	9.8%
Plus: other costs of revenue	124,194	109,473	61,189	55,135

Variable contribution	$331,760	$343,371	$170,450	$175,131

Variable contribution margin	14.0%	14.3%	14.1%	14.3%

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

In general, variable contribution margin on revenue generated by BCO Independent Contractors represents a fixed percentage due to the nature of the contracts that pay a fixed percentage of revenue to both the BCO Independent Contractors and independent commission sales agents. For revenue generated by Truck Brokerage Carriers, variable contribution margin may be either a fixed or variable percentage, depending on the contract with each individual independent commission sales agent. Variable contribution margin on revenue generated from shipments hauled by railroads, air cargo carriers, ocean cargo carriers and Truck Brokerage Carriers, other than those under retention contracts, is variable in nature, as the Company’s contracts with independent commission sales agents provide commissions to agents at a contractually agreed upon percentage of the amount represented by revenue less purchased transportation for these types of shipments. Approximately 43% of the Company’s consolidated revenue in the twenty-six-week period ended June 28, 2025 was generated under transactions that pay a fixed percentage of revenue to the third party capacity provider and/or agents while 57% was generated under transactions that pay a variable percentage of revenue to the third party capacity provider and/or agents.

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

	Twenty-Six Weeks Ended		Thirteen Weeks Ended
	June 28,	June 29,	June 28,	June 29,
	2025	2024	2025	2024
Gross profit	$207,566	$233,898	$109,261	$119,996
Operating income	$95,699	$128,020	$56,280	$68,059
Operating income as % of gross profit	46.1%	54.7%	51.5%	56.7%
Variable contribution	$331,760	$343,371	$170,450	$175,131
Operating income	$95,699	$128,020	$56,280	$68,059
Operating income as % of variable contribution	28.8%	37.3%	33.0%	38.9%

The decrease in operating income as a percentage of gross profit from the 2024 twenty-six-week period to the 2025 twenty-six-week period and from the 2024 thirteen-week period to the 2025 thirteen-week period resulted from the decrease of operating income at a more rapid percentage rate than the decrease in gross profit, primarily due to the impact of the Company’s fixed cost infrastructure, principally certain components of selling, general and administrative costs, in comparison to a smaller gross profit base.

The decrease in operating income as a percentage of variable contribution from the 2024 twenty-six-week period to the 2025 twenty-six-week period and from the 2024 thirteen-week period to the 2025 thirteen-week period resulted from the decrease of operating income at a more rapid percentage rate than the decrease in variable contribution, primarily due to the impact of the Company’s fixed cost infrastructure, principally certain components of selling, general and administrative costs, in comparison to a smaller variable contribution base, and the impact of increased insurance and claims costs.

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

TWENTY-SIX WEEKS ENDED JUNE 28, 2025 COMPARED TO TWENTY-SIX WEEKS ENDED JUNE 29, 2024

Revenue for the 2025 twenty-six-week period was $2,363,885,000, a decrease of $32,163,000, or 1%, compared to the 2024 twenty-six-week period. Transportation revenue decreased $29,175,000, or 1%. The decrease in transportation revenue was attributable to a decreased number of loads hauled of approximately 1%, while revenue per load was approximately the same as compared to the 2024 twenty-six-week period. Reinsurance premiums were $29,453,000 and $32,441,000 for the 2025 and 2024 twenty-six-week periods, respectively. The decrease in revenue from reinsurance premiums was primarily attributable to a decrease in the average number of trucks provided by BCO Independent Contractors in the 2025 twenty-six-week period compared to the 2024 twenty-six-week period.

Truck transportation revenue generated by BCO Independent Contractors and Truck Brokerage Carriers (together, the “third party truck capacity providers”) for the 2025 twenty-six-week period was $2,167,856,000, representing 92% of total revenue, a decrease of $6,765,000, or less than 1%, compared to the 2024 twenty-six-week period. The number of loads hauled by third party truck capacity providers decreased approximately 1% compared to the 2024 twenty-six-week period, while revenue per load on loads hauled by third party truck capacity providers increased approximately 1% in the 2025 twenty-six-week period compared to the 2024 twenty-six-week period.

The decrease in the number of loads hauled via truck compared to the 2024 twenty-six-week period was primarily due to decreased demand from the 2024 twenty-six-week period for the Company’s less-than-truckload and van transportation services. Loads hauled via less-than-truckload loadings decreased 7% and loads hauled via van equipment decreased 5%, while loads hauled via other truck transportation services increased 26% and loads hauled via unsided/platform equipment increased 1% as compared to the 2024 twenty-six-week period.

The increase in revenue per load on loads hauled via truck was primarily due to an increased revenue per load on loads hauled via unsided/platform equipment, which was entirely attributable to an increase in the percentage of revenue contributed by heavy/specialized equipment, which typically has a higher revenue per load than standard unsided/platform loadings. Revenue per load on loads hauled via unsided/platform equipment increased 2% and on loads hauled via other truck transportation services increased 2%, while revenue per load on less-than-truckload loadings decreased 4%. Revenue per load on loads hauled via van equipment was approximately the same as compared to the 2024 twenty-six-week period.

Fuel surcharges billed to customers on revenue generated by BCO Independent Contractors are excluded from revenue. Fuel surcharges on Truck Brokerage Carrier revenue identified separately in billings to customers and included as a component of Truck Brokerage Carrier revenue were $54,016,000 and $60,302,000 in the 2025 and 2024 twenty-six-week periods, respectively. It should be noted that billings to many customers of the Company’s truck brokerage services include a single all-in rate that do not separately identify fuel surcharges on loads hauled via Truck Brokerage Carriers. Accordingly, the overall impact of changes in fuel prices on revenue and revenue per load on loads hauled via truck is likely to be greater than that indicated.

Transportation revenue generated by rail intermodal, air cargo and ocean cargo carriers (collectively, the “multimode capacity providers”) for the 2025 twenty-six-week period was $155,941,000, or 7% of total revenue, a decrease of $14,441,000, or 8%, compared to the 2024 twenty-six-week period. Revenue per load on revenue generated by multimode capacity providers decreased approximately 5% in the 2025 twenty-six-week period compared to the 2024 twenty-six-week period, and the number of loads hauled by multimode capacity providers decreased approximately 3% over the same period. Revenue per load on loads hauled via rail intermodal and ocean decreased 10% and 5%, respectively, while revenue per load on loads hauled via air increased approximately 12% during the 2025 twenty-six-week period as compared to the 2024 twenty-six-week period. The decrease in revenue per load on loads hauled by rail intermodal carriers was broad-based with decreases at several customers during the 2025 twenty-six-week period. The decrease in revenue per load on loads hauled by ocean cargo carriers was primarily attributable to one specific customer during the 2025 twenty-six-week period. The increase in revenue per load on loads hauled by air cargo carriers was primarily attributable to the impact of high value air loadings at one specific customer during the 2025 twenty-six-week period. Revenue per load on revenue generated by multimode capacity providers is influenced by many factors, including revenue mix among the various modes of transportation used, length of haul, complexity of freight, density of freight lanes, fuel costs and availability of capacity. The decrease in the number of loads hauled by multimode capacity providers was due to a 5% decrease in air loadings, a 4% decrease in ocean loadings and a 3% decrease in rail loadings. The 5% decrease in air loadings was broad-based with decreases at several customers. The 4% decrease in ocean loadings was broad-based with decreases at several customers. The 3% decrease in rail loadings was primarily attributable to decreased loadings at one specific customer.

Purchased transportation was 77.8% and 77.4% of revenue in the 2025 and 2024 twenty-six-week periods, respectively. The increase in purchased transportation as a percentage of revenue was primarily due to a decreased percentage of revenue generated by BCO Independent Contractors, which typically has a lower rate of purchased transportation than Truck Brokerage Carriers. Commissions to agents were 8.2% of revenue in both the 2025 and 2024 twenty-six-week periods.

Investment income was $7,327,000 and $7,066,000 in the 2025 and 2024 twenty-six-week periods, respectively. The increase in investment income was attributable to a higher average investment balance held by the insurance segment during the 2025 twenty-six-week period, partially offset by lower average rates of return on investments in the 2025 twenty-six-week period.

Other operating costs increased $2,430,000 in the 2025 twenty-six-week period compared to the 2024 twenty-six-week period. The increase in other operating costs compared to the prior year was primarily due to an approximately $4,800,000 expense relating to the supply chain fraud matter referenced above under “Expenses - Other operating costs, net of gains on asset sales/dispositions” and increased trailer equipment maintenance costs, partially offset by increased gains on sales of operating property.

Insurance and claims increased $16,869,000 in the 2025 twenty-six-week period compared to the 2024 twenty-six-week period. The increase in insurance and claims expense compared to the prior year was primarily due to increased net unfavorable development of prior years’ claims in the 2025 twenty-six-week period and increased severity of current year trucking and cargo claims during the 2025 twenty-six-week period, partially offset by decreased BCO miles traveled during the 2025 twenty-six-week period. During the 2025 and 2024 twenty-six-week periods, insurance and claims costs included $13,641,000 and $2,116,000 of net unfavorable adjustments to prior years’ claims estimates, respectively.

Selling, general and administrative costs increased $5,927,000 in the 2025 twenty-six-week period compared to the 2024 twenty-six-week period. The increase in selling, general and administrative costs compared to prior year was primarily attributable to increased project consulting fees, increased wages, increased employee benefit costs, primarily attributable to increased medical and pharmacy costs under the self-insured portion of the Company’s medical plan, increased legal fees and increased annual agent convention costs, partially offset by the impact of Chief Executive Officer (“CEO”) transition costs on the 2024 twenty-six-week period.

Depreciation and amortization decreased $4,255,000 in the 2025 twenty-six-week period compared to the 2024 twenty-six-week period. The decrease in depreciation and amortization expense was primarily due to decreased depreciation on information technology software in the 2025 twenty-six-week period.

The year-over-prior-year change in interest and debt expense (income) was $3,825,000, with net interest and debt expense of $539,000 in the 2025 twenty-six-week period compared to net interest and debt income of $3,286,000 in the 2024 twenty-six-week period. The increase in interest and debt expense (income) was primarily attributable to decreased interest income earned on cash balances held by the transportation logistics segment and increased interest expense related to finance lease obligations.

The provisions for income taxes for the 2025 and 2024 twenty-six-week periods were based on estimated annual effective income tax rates of 24.3% and 24.5%, respectively, adjusted for discrete events, such as benefits resulting from stock-based awards. The effective income tax rate for the 2025 twenty-six-week period was 24.7%. The effective income tax rate was higher than the statutory federal income tax rate of 21% in the 2025 period primarily attributable to state taxes. The effective income tax rate for the 2024 twenty-six-week period was 24.1%. The effective income tax rate was higher than the statutory federal income tax rate of 21% in the 2024 period primarily attributable to state taxes.

Net income was $71,699,000, or $2.05 per basic and diluted share, in the 2025 twenty-six-week period. Net income was $99,720,000, or $2.79 per basic and diluted share, in the 2024 twenty-six-week period.

THIRTEEN WEEKS ENDED JUNE 28, 2025 COMPARED TO THIRTEEN WEEKS ENDED JUNE 29, 2024

Revenue for the 2025 thirteen-week period was $1,211,383,000, a decrease of $13,622,000, or 1%, compared to the 2024 thirteen-week period. Transportation revenue decreased $12,388,000, or 1%. The decrease in transportation revenue was attributable to a decreased number of loads hauled of approximately 2%, partially offset by an increased revenue per load of approximately 1% as compared to the 2024 thirteen-week period. Reinsurance premiums were $14,696,000 and $15,930,000 for the 2025 and 2024 thirteen-week periods, respectively. The decrease in revenue from reinsurance premiums was primarily attributable to a decrease in the average number of trucks provided by BCO Independent Contractors in the 2025 thirteen-week period compared to the 2024 thirteen-week period.

Truck transportation revenue generated by third party truck capacity providers for the 2025 thirteen-week period was $1,118,138,000, representing 92% of total revenue, an increase of $12,449,000, or 1%, compared to the 2024 thirteen-week period. Revenue per load on loads hauled by third party truck capacity providers increased approximately 3%, while the number of loads hauled by third party truck capacity providers decreased approximately 1% in the 2025 thirteen-week period compared to the 2024 thirteen-week period.

The increase in revenue per load on loads hauled via truck was primarily due to an increased revenue per load on loads hauled via unsided/platform equipment, which was primarily attributable to an increase in the percentage of revenue contributed by heavy/specialized equipment, which typically has a higher revenue per load than standard unsided/platform loadings, an increased revenue per load on loads hauled via other truck transportation services and an increase in revenue per load on loads hauled via van equipment. Revenue per load on loads hauled via other truck transportation services increased 6%, on loads hauled via unsided/platform equipment increased 3% and on loads hauled via van equipment increased 1%, while revenue per load on less-than-truckload loadings decreased 7%.

The decrease in the number of loads hauled via truck compared to the 2024 thirteen-week period was primarily due to decreased demand from the 2024 thirteen-week period for the Company’s van and less-than-truckload transportation services. Loads hauled via van equipment decreased 6% and loads hauled via less-than-truckload loadings decreased 3%, while loads hauled via other truck transportation services increased 22% and loaded hauled via unsided/platform equipment increased 2% as compared to the 2024 thirteen-week period.

Fuel surcharges billed to customers on revenue generated by BCO Independent Contractors are excluded from revenue. Fuel surcharges on Truck Brokerage Carrier revenue identified separately in billings to customers and included as a component of Truck Brokerage Carrier revenue were $27,091,000 and $30,269,000 in the 2025 and 2024 thirteen-week periods, respectively.

Transportation revenue generated by multimode capacity providers for the 2025 thirteen-week period was $72,817,000, or 6% of total revenue, a decrease of $20,796,000, or 22%, compared to the 2024 thirteen-week period. Revenue per load on revenue generated by multimode capacity providers decreased approximately 20% in the 2025 thirteen-week period compared to the 2024 thirteen-week period, and the number of loads hauled by multimode capacity providers decreased approximately 3% over the same period. Revenue per load on loads hauled via ocean and rail intermodal decreased 20% and 9%, respectively, while revenue per load on loads hauled via air increased approximately 5% during the 2025 thirteen-week period as compared to the 2024 thirteen-week period. The decrease in revenue per load on loads hauled by ocean cargo carriers was primarily attributable to one specific customer during the 2025 thirteen-week period. The decrease in revenue per load on loads hauled by rail intermodal carriers was primarily attributable to one specific agency during the 2025 thirteen-week period. The increase in revenue per load on loads hauled by air cargo carriers was primarily attributable to the impact of high value air loadings at several specific customers during the 2025 thirteen-week period. Revenue per load on revenue generated by multimode capacity providers is influenced by many factors, including revenue mix among the various modes of transportation used, length of haul, complexity of freight, density of freight lanes, fuel costs and availability of capacity. The decrease in the number of loads hauled by multimode capacity providers was due to a 14% decrease in ocean loadings and an 8% decrease in air loadings, partially offset by an 8% increase in rail loadings. The 14% decrease in ocean loadings was broad-based with decreases at several customers. The 8% decrease in air loadings was primarily attributable to decreased loadings at one specific customer. The 8% increase in rail loadings was primarily attributable to increased loadings at one specific agency.

Purchased transportation was 77.7% and 77.6% of revenue in the 2025 and 2024 thirteen-week periods, respectively. The increase in purchased transportation as a percentage of revenue was primarily due to an increased rate of purchased transportation on revenue generated by Truck Brokerage Carriers. Commissions to agents were 8.2% and 8.1% of revenue in the 2025 and 2024 thirteen-week periods, respectively. The increase in commissions to agents as a percentage of revenue was primarily attributable to a decreased cost of purchased transportation as a percentage of revenue on revenue generated by multimode capacity providers.

Investment income was $3,729,000 and $3,654,000 in the 2025 and 2024 thirteen-week periods, respectively. The increase in investment income was attributable to a higher average investment balance held by the insurance segment during the 2025 thirteen-week period, partially offset by lower average rates of return on investments in the 2025 thirteen-week period.

Other operating costs increased $5,460,000 in the 2025 thirteen-week period compared to the 2024 thirteen-week period. The increase in other operating costs compared to the prior year was primarily due to the reclassification of the approximately $4,800,000 expense relating to the supply chain fraud matter referenced above under “Expenses - Other operating costs, net of gains on asset sales/dispositions” from selling, general and administrative costs and increased trailer equipment maintenance costs, partially offset by gains on sales of operating property.

Insurance and claims increased $3,285,000 in the 2025 thirteen-week period compared to the 2024 thirteen-week period. The increase in insurance and claims expense compared to the prior year was primarily due to increased severity of current year trucking and cargo claims during the 2025 thirteen-week period and increased net unfavorable development of prior years’ claims in the 2025 thirteen-week period, partially offset by decreased BCO miles traveled during the 2025 thirteen-week period. During the 2025 and 2024 thirteen-week periods, insurance and claims costs included $2,289,000 and $989,000 of net unfavorable adjustments to prior years’ claims estimates, respectively.

Selling, general and administrative costs increased $767,000 in the 2025 thirteen-week period compared to the 2024 thirteen-week period. The increase in selling, general and administrative costs compared to prior year was primarily attributable to an increased provision for incentive compensation, increased project consulting fees, increased employee benefit costs, primarily attributable to increased medical and pharmacy costs under the self-insured portion of the Company’s medical plan, increased wages and increased costs associated with the Company’s annual agent convention, mostly offset by the reclassification of the approximately $4,800,000 expense relating to the supply chain fraud matter referenced above under “Expenses - Other operating costs, net of gains on asset sales/dispositions” to other operating costs. Included in selling, general and administrative costs was incentive compensation expense of $950,000 and a reduction to the Company’s provision for incentive compensation of $1,398,000 for the 2025 and 2024 thirteen-week periods, respectively.

Depreciation and amortization decreased $2,339,000 in the 2025 thirteen-week period compared to the 2024 thirteen-week period. The decrease in depreciation and amortization expense was primarily due to decreased depreciation on information technology software in the 2025 thirteen-week period.

The year-over-prior-year change in interest and debt expense (income) was $2,373,000, with net interest and debt expense of $698,000 in the 2025 thirteen-week period compared to net interest and debt income of $1,675,000 in the 2024 thirteen-week period. The increase in interest and debt expense (income) was primarily attributable to decreased interest income earned on cash balances held by the transportation logistics segment and increased interest expense related to finance lease obligations.

The provisions for income taxes for the 2025 and 2024 thirteen-week periods were based on estimated annual effective income tax rates of 24.3% and 24.5%, respectively, adjusted for discrete events, such as benefits resulting from stock-based awards. The effective income tax rate for the 2025 thirteen-week period was 24.6%. The effective income tax rate was higher than the statutory federal income tax rate of 21% in the 2025 period primarily attributable to state taxes. The effective income tax rate for the 2024 thirteen-week period was 24.5%. The effective income tax rate was higher than the statutory federal income tax rate of 21% in the 2024 period primarily attributable to state taxes.

Net income was $41,893,000, or $1.20 per basic and diluted share, in the 2025 thirteen-week period. Net income was $52,624,000, or $1.48 per basic and diluted share, in the 2024 thirteen-week period.

CAPITAL RESOURCES AND LIQUIDITY

Working capital and the ratio of current assets to current liabilities were $618,207,000 and 2.0 to 1, respectively, at June 28, 2025, compared with $646,713,000 and 2.0 to 1, respectively, at December 28, 2024. Landstar has historically operated with current ratios within the range of 1.5 to 1 to 2.0 to 1. Cash provided by operating activities was $62,836,000 in the 2025 twenty-six-week period compared with $142,343,000 in the 2024 twenty-six-week period. The decrease in cash flow provided by operating activities was primarily attributable to the unfavorable impact of net working capital in connection with increased net receivables, defined as accounts receivable less accounts payable, and decreased net income.

The Company declared and paid $0.76 per share, or $26,604,000 in the aggregate, in cash dividends during the twenty-six-week period ended June 28, 2025 and, during such period, also paid $70,632,000 of dividends payable which were declared in December 2024 and included in current liabilities in the consolidated balance sheet at December 28, 2024. The Company declared and paid $0.66 per share, or $23,579,000 in the aggregate, in cash dividends during the twenty-six-week period ended June 29, 2024 and, during such period, also paid $71,433,000 of dividends payable which were declared in December 2023 and included in current liabilities in the consolidated balance sheet at December 30, 2023. During the twenty-six-week period ended June 28, 2025, the Company purchased 686,459 shares of its common stock at a total cost of $103,295,000, including $102,300,000 in cash purchases and accrued excise tax of $995,000, which is included in other current liabilities in the consolidated balance sheet at June 28, 2025. During the twenty-six-week period ended June 29, 2024, the Company purchased 315,649 shares of its common stock at a total cost of $56,995,000, including $56,515,000 in cash purchases and accrued excise tax of $480,000, which was included in other current liabilities in the consolidated balance sheet at June 29, 2024. As of June 28, 2025, the Company may purchase in the aggregate up to 1,861,522 shares of its common stock under its authorized stock purchase programs. Long-term debt, including current maturities, was $85,424,000 at June 28, 2025, $16,883,000 lower than at December 28, 2024.

Shareholders’ equity was $921,826,000, or 92% of total capitalization (defined as long-term debt including current maturities plus equity), at June 28, 2025, compared to $972,439,000, or 90% of total capitalization, at December 28, 2024. The decrease in shareholders’ equity was primarily the result of purchases of shares of the Company’s common stock and dividends declared by the Company, partially offset by the result of net income in the 2025 twenty-six-week period.

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

At June 28, 2025, the Company had no borrowings outstanding and $35,415,000 of letters of credit outstanding under the Credit Agreement. At June 28, 2025, there was $264,585,000 available for future borrowings under the Credit Agreement and access to an additional $300,000,000 under the Credit Agreement’s “accordion” feature. In addition, the Company has $74,321,000 in letters of credit outstanding as collateral for insurance claims that are secured by investments totaling $82,579,000 at June 28, 2025. Investments, all of which are carried at fair value, include primarily investment-grade bonds, asset-backed securities, commercial paper and U.S. Treasury obligations having maturities of up to five years. Fair value of investments is based primarily on quoted market prices. See “Notes to Consolidated Financial Statements” included herein for further discussion on measurement of fair value of investments.

Historically, the Company has generated sufficient operating cash flow to meet its debt service requirements, fund continued growth, both organic and through acquisitions, complete or execute share purchases of its common stock under authorized share purchase programs, pay dividends and meet working capital needs. As an asset-light provider of integrated transportation management solutions, the Company’s annual capital requirements for operating property are generally for trailing equipment and information technology hardware and software. In addition, a significant portion of the trailing equipment used by the Company is provided by third party capacity providers, thereby reducing the Company’s capital requirements. During the 2025 twenty-six-week period, the Company purchased $4,383,000 of operating property. Landstar anticipates acquiring either by purchase or lease financing during the remainder of fiscal year 2025 approximately $30,000,000 in operating property consisting primarily of new trailing equipment to replace older trailing equipment and information technology hardware and software.

Management believes that available cash and cash flow from operations combined with the Company’s borrowing capacity under the Credit Agreement will be adequate to meet Landstar’s debt service requirements, fund continued growth, both internal and through acquisitions, pay dividends, complete the authorized share purchase programs and meet working capital needs.

LEGAL MATTERS

On July 22, 2025, a jury trial (the “Trial”) began in state court in El Paso County, Texas, in the matter of Eduardo Cabral, et. al. v. Landstar Ranger, Inc., et. al., in connection with a tragic vehicular accident (the “Accident”) that occurred on December 31, 2021, on I-10 in Hudspeth County, Texas. The Accident involved a collision between a recreational vehicle, or RV, rented and occupied by ten members of the Cabral family and a tractor-trailer owned and operated by an independent trucking company named MyUniverse, Inc., a California-based motor carrier licensed by the U.S. Department of Transportation. Landstar Ranger, Inc., a wholly-owned subsidiary of the Company (“Landstar Ranger”), arranged the transportation of the shipment contained in the tractor-trailer owned by MyUniverse under a non-exclusive truck brokerage contractual arrangement. The plaintiffs principally assert that Landstar Ranger acted as a motor carrier rather than as a broker with respect to the shipment involved in the Accident, and, as a result, should be determined to be legally responsible for the operation of the MyUniverse truck and the conduct of the MyUniverse driver in connection with the Accident.

Based on knowledge of the facts, available insurance coverage and the analysis of the Company’s outside counsel, an immaterial accrual was included in insurance claims in the Company’s consolidated balance sheet as of June 28, 2025. No assurances can be provided as to the amount of the verdict that may be entered against Landstar Ranger at the conclusion of the Trial, which is expected to occur during the Company’s 2025 third quarter. Moreover, the Trial could result in a substantial verdict against Landstar Ranger and could have a material negative effect on the results of operations for the Company’s 2025 third quarter and fiscal year. The Company intends to preserve its right to appeal any such verdict. No assurances can be provided as to the probability of success with respect to any potential appeal of any such verdict or the ultimate outcome of any such appeal. The total cost associated with this matter, which may include post-judgment interest, bonding-related costs and legal and other professional fees, will depend on many factors and the ultimate financial impact, as well as the timing of the ultimate resolution of this matter, are difficult to predict. The ultimate resolution of this matter could have a material negative effect on the results of operations in the quarter or year in which such ultimate resolution occurs.

As previously disclosed in the Company’s Quarterly Report on Form 10-Q for the 2025 first quarter, within the Company’s third-party insurance arrangements providing excess coverage for commercial trucking liabilities, structured arrangements with third party reinsurers within a specific loss layer may provide for a refund of premium in the event of favorable loss experience. With respect to one such three-year commercial auto liability reinsurance arrangement relating to certain excess claims incurred between May 1, 2020 through April 30, 2023, the Company received $9,000,000 of an anticipated $12,000,000 cash payment from third party reinsurance providers in the form of a “no claims bonus” due to favorable loss experience with respect to claims incurred during the applicable policy period. The Company recorded this payment as a deferred gain within other current liabilities in the consolidated balance sheet as of June 28, 2025, until such time as all underlying claims with exposure under the applicable excess layer insurance arrangement are resolved and the gain can be recognized. On the first business day of the 2025 third fiscal quarter, the Company received the remaining $3,000,000 cash payment. A substantial verdict resulting from the Trial could result in the Company not meeting the requirements relating to the “no claims bonus”. No assurances can be provided regarding whether the Company will be able to recognize a gain with respect to the “no claims bonus.”

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Landstar provides for the estimated costs of self-insured claims primarily on an actuarial basis. The amount recorded for the estimated liability for claims incurred is based upon the facts and circumstances known on the applicable balance sheet date. The ultimate resolution of these claims may be for an amount greater or less than the amount estimated by the Company. The Company continually revises its existing claim estimates as new or revised information becomes available on the status of each claim. Historically, the Company has experienced both favorable and unfavorable development of prior years’ claims estimates within its various programs. During the 2025 and 2024 twenty-six-week periods, insurance and claims costs included $13,641,000 and $2,116,000 of net unfavorable adjustments to prior years’ claims estimates, respectively. It is reasonably likely that the ultimate outcome of settling all outstanding claims will be more or less than the estimated claims liability at June 28, 2025, primarily due to the inherent difficulty in estimating the severity of commercial trucking claims and the potential judgment or settlement amount that may be incurred in connection with the resolution of such claims.

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

The revolving credit loans under the Credit Agreement as of June 28, 2025, at the option of Landstar, bear interest at (i) a forward-looking term rate based on the secured overnight financing rate plus 0.10% and an applicable margin ranging from 1.25% to 2.00%, or (ii) an alternate base rate plus an applicable margin ranging from 0.25% to 1.00%, in each case with the applicable margin determined based upon the Company’s Leverage Ratio, as defined in the Credit Agreement, at the end of the most recent applicable fiscal quarter for which financial statements have been delivered. The revolving credit facility bears a commitment fee, payable in arrears, of 0.20% to 0.30%, based on the Company’s Leverage Ratio at the end of the most recent applicable fiscal quarter for which financial statements have been delivered. During the entire second quarter of 2025 and as of June 28, 2025 and December 28, 2024, the Company had no borrowings outstanding under the Credit Agreement.

Long-term investments, all of which are available-for-sale and are carried at fair value, include investment-grade bonds and asset-backed securities having maturities of up to five years. Assuming that the long-term portion of investments remains at $81,246,000, the balance at June 28, 2025, a hypothetical increase or decrease in interest rates of 100 basis points would not have a material impact on future earnings on an annualized basis. Short-term investments consist primarily of short-term investment-grade instruments and the current maturities of investment-grade corporate bonds and asset-backed securities. Accordingly, any future interest rate risk on these short-term investments would not be material to the Company’s operating results.

Assets and liabilities of the Company’s Canadian and Mexican operations are translated from their functional currency to U.S. dollars using exchange rates in effect at the balance sheet date and revenue and expense accounts are translated at average monthly exchange rates during the period. Adjustments resulting from the translation process are included in accumulated other comprehensive income. Transactional gains and losses arising from receivable and payable balances, including intercompany balances, in the normal course of business that are denominated in a currency other than the functional currency of the operation are recorded in the statements of income when they occur. The assets held at the Company’s Canadian and Mexican subsidiaries at June 28, 2025 were collectively, as translated to U.S. dollars, less than 3% of total consolidated assets. Accordingly, translation gains or losses of approximately 25% or less related to the Canadian and Mexican operations would not be material.

Item 4. Controls and Procedures

As of the end of the period covered by this quarterly report on Form 10-Q, an evaluation was carried out, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended). Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of June 28, 2025 to provide reasonable assurance that information required to be disclosed by the Company in reports that it filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There were no changes in the Company’s internal control over financial reporting during the second quarter of 2025, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
for the fiscal year ended December 28, 2024, under Part II, Item 1A, “Risk Factors” in the Company’s Quarterly Report on Form
10-Q
for the quarterly period ended March 29, 2025, and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Notes to Consolidated Financial Statements” in this Quarterly Report on Form
10-Q.
Except as set forth under Part II, Item 1A, “Risk Factors” in the Company’s Quarterly Reports on Form
10-Q
for the quarterly period ended March 29, 2025, there have been no material changes to the Risk Factors described in Part I “Item 1A. Risk Factors” in the Company’s Annual Report on Form
10-K
for the fiscal year ended December 28, 2024 as filed with the SEC.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Company
The following table provides information regarding the Company’s purchase of its common stock during the period from March 30, 2024 to June 28, 2025, the Company’s second fiscal quarter:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares That May Yet Be Purchased Under the Programs
March 29, 2025				2,161,663
March 30, 2025 – April 26, 2025	—	$—	—	2,161,663
April 27, 2025 – May 24, 2025	72,000	141.52	72,000	2,089,663
May 25, 2025 – June 28, 2025	228,141	139.16	228,141	1,861,522

Total	300,141	$139.73	300,141

(1)	The average price paid per share does not include the 1% excise tax on net stock repurchases, as applicable.

On December 6, 2022, the Landstar System, Inc. Board of Directors authorized the Company to purchase up to 1,900,826 additional shares of the Company’s common stock from time to time in the open market and in privately negotiated transactions. On December 4, 2023, the Landstar System, Inc. Board of Directors authorized the Company to purchase up to 319,332 additional shares of its common stock from time to time in the open market and in privately negotiated transactions under its share purchase program. As of June 28, 2025, the Company had authorization to purchase in the aggregate up to 1,861,522 shares of its common stock under these programs. No specific expiration date has been assigned to the December 6, 2022 or December 4, 2023 authorizations.
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the thirteen-week period ended June 28, 2025, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Landstar’s securities that was intended to satisfy the affirmative defense conditions of Rule
10b5-1(c)
or any
“non-Rule
10b5-1
trading arrangement.”

Item 6. Exhibits

The exhibits listed on the Exhibit Index are furnished as part of this quarterly report on Form 10-Q.

EXHIBIT INDEX

Registrant’s Commission File No.: 0-21238

Exhibit No.		Description

(31)		Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.1	*	Chief Executive Officer certification, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Chief Financial Officer certification, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)		Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.1	**	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	**	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	*	Inline XBRL Taxonomy Extension Schema Document

101.CAL	*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LANDSTAR SYSTEM, INC.

Date: July 29, 2025	/s/ Frank A. Lonegro
Frank A. Lonegro
President and Chief Executive Officer

Date: July 29, 2025	/s/ James P. Todd
James P. Todd
Vice President, Chief Financial Officer and Assistant Secretary