Form 10-Q
period 2025-09-27
LANDSTAR SYSTEM INC
filed 2025-10-28
CIK 853816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September
27, 2025
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
of the Exchange Act).  Yes ☐ No ☒
The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of the close of business on October 20, 2025 was 34,344,702.

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
10-01
of Regulation
S-X
and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the thirty-nine weeks ended September 27, 2025 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 27, 2025.
These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s 2024 Annual Report on Form
10-K.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)
(Unaudited)

	September 27, 2025	December 28, 2024
ASSETS
Current Assets
Cash and cash equivalents	$375,191	$515,018
Short-term investments	59,227	51,619
Trade accounts receivable, less allowance of $12,471 and $12,904	695,983	683,841
Other receivables, including advances to independent contractors, less allowance of $18,665 and $17,812	56,437	47,160
Assets held for sale	13,856	—
Other current assets	44,414	22,229

Total current assets	1,245,108	1,319,867

Operating property, less accumulated depreciation and amortization of $468,683 and $456,547	262,466	311,345
Goodwill	34,005	40,933
Other assets	120,617	141,166

Total assets	$1,662,196	$1,813,311

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Cash overdraft	$47,992	$61,033
Accounts payable	402,753	383,625
Current maturities of long-term debt	29,428	33,116
Insurance claims	43,889	40,511
Dividends payable	—	70,632
Contractor escrow	31,011	30,205
Liabilities held for sale	4,247	—
Other current liabilities	59,758	54,032

Total current liabilities	619,078	673,154

Long-term debt, excluding current maturities	47,703	69,191
Insurance claims	67,567	62,842
Deferred income taxes and other noncurrent liabilities	39,144	35,685
Shareholders’ Equity
Common stock, $0.01 par value, authorized 160,000,000 shares, issued 68,589,418 and 68,559,269 shares	686	686
Additional paid-in capital	260,501	255,260
Retained earnings	2,910,514	2,859,916
Cost of 34,244,716 and 33,243,196 shares of common stock in treasury	(2,276,252)	(2,131,413)
Accumulated other comprehensive loss	(6,745)	(12,010)

Total shareholders’ equity	888,704	972,439

Total liabilities and shareholders’ equity	$1,662,196	$1,813,311

See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share amounts)
(Unaudited)

	Thirty-Nine Weeks Ended		Thirteen Weeks Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Revenue	$3,569,291	$3,609,915	$1,205,406	$1,213,867
Investment income	10,620	10,988	3,293	3,922
Costs and expenses:
Purchased transportation	2,775,761	2,799,384	936,472	943,805
Commissions to agents	291,529	295,801	98,693	98,703
Other operating costs, net of gains on asset sales/dispositions	46,996	44,138	15,572	15,144
Insurance and claims	103,309	83,830	33,008	30,398
Selling, general and administrative	174,303	162,613	57,015	51,252
Depreciation and amortization	35,884	44,001	11,509	15,371
Impairment of intangible and other assets	30,104	—	30,104	—

Total costs and expenses	3,457,886	3,429,767	1,182,373	1,154,673

Operating income	122,025	191,136	26,326	63,116
Interest and debt expense (income)	756	(4,455)	217	(1,169)

Income before income taxes	121,269	195,591	26,109	64,285
Income taxes	30,206	45,838	6,745	14,252

Net income	$91,063	$149,753	$19,364	$50,033

Basic and diluted earnings per share	$2.61	$4.21	$0.56	$1.41

Average basic and diluted shares outstanding	34,885,000	35,608,000	34,581,000	35,420,000

Dividends per common share	$1.16	$1.02	$0.40	$0.36

See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(Unaudited)

	Thirty-Nine Weeks Ended		Thirteen Weeks Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Net income	$91,063	$149,753	$19,364	$50,033
Other comprehensive income (loss):
Unrealized holding gains on available-for-sale investments, net of tax expense of $570, $828, $146 and $624	2,081	3,023	535	2,277
Foreign currency translation gains (losses)	3,184	(4,713)	(116)	(1,354)

Other comprehensive income (loss)	5,265	(1,690)	419	923

Comprehensive income	$96,328	$148,063	$19,783	$50,956

See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Thirty-Nine Weeks Ended
	September 27, 2025	September 28, 2024
OPERATING ACTIVITIES
Net income	$91,063	$149,753
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	35,884	44,001
Non-cash interest charges	198	198
Provisions for losses on trade and other accounts receivable	13,305	13,058
Gains on sales/disposals of operating property	(1,670)	(1,204)
Impairment of intangible and other assets	30,104	—
Deferred income taxes, net	5,891	(4,359)
Stock-based compensation	5,243	3,573
Changes in operating assets and liabilities:
(Increase) decrease in trade and other accounts receivable	(34,724)	27,877
Increase in other assets	(27,455)	(7,884)
Increase in accounts payable	19,128	727
Increase (decrease) in other liabilities	7,099	(2,785)
Increase in insurance claims	8,103	2,484

NET CASH PROVIDED BY OPERATING ACTIVITIES	152,169	225,439

INVESTING ACTIVITIES
Sales and maturities of investments	120,693	81,072
Purchases of investments	(119,097)	(74,297)
Purchases of operating property	(7,673)	(24,256)
Proceeds from sales of operating property	6,398	6,265

NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	321	(11,216)

FINANCING ACTIVITIES
Decrease in cash overdraft	(13,041)	(10,795)
Dividends paid	(111,097)	(107,758)
Taxes paid in lieu of shares issued related to stock-based compensation plans	(933)	(3,928)
Purchases of common stock	(143,230)	(78,697)
Principal payments on finance lease obligations	(25,176)	(22,872)

NET CASH USED BY FINANCING ACTIVITIES	(293,477)	(224,050)

Effect of exchange rate changes on cash and cash equivalents	1,958	(2,386)

Decrease in cash and cash equivalents, including cash and cash equivalents classified as assets held for sale	(139,029)	(12,213)
Less: Net change in cash and cash equivalents classified as assets held for sale	(798)	—

Net change in cash and cash equivalents	(139,827)	(12,213)
Cash and cash equivalents at beginning of period	515,018	481,043

Cash and cash equivalents at end of period	$375,191	$468,830

See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Thirty-Nine and Thirteen Weeks Ended September 27, 2025 and September 28, 2024
(Dollars in thousands)
(Unaudited)

	Common Stock		Additional Paid-In	Retained	Treasury Stock at Cost		Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	(Loss) Income	Total
Balance December 28, 2024	68,559,269	$686	$255,260	$2,859,916	33,243,196	$(2,131,413)	$(12,010)	$972,439
Net income				29,806				29,806
Dividends ($0.36 per share)				(12,688)				(12,688)
Purchases of common stock					386,318	(60,945)		(60,945)
Issuance of stock related to stock-based compensation plans	22,503		(2)		6,081	(907)		(909)
Stock-based compensation			2,038					2,038
Other comprehensive income							1,014	1,014

Balance March 29, 2025	68,581,772	$686	$257,296	$2,877,034	33,635,595	$(2,193,265)	$(10,996)	$930,755

Net income				41,893				41,893
Dividends ($0.40 per share)				(13,916)				(13,916)
Purchases of common stock					300,141	(42,350)		(42,350)
Issuance of stock related to stock-based compensation plans	7,646				146	(7)		(7)
Stock-based compensation			1,619					1,619
Other comprehensive income							3,832	3,832

Balance June 28, 2025	68,589,418	$686	$258,915	$2,905,011	33,935,882	$(2,235,622)	$(7,164)	$921,826

Net income				19,364				19,364
Dividends ($0.40 per share)				(13,861)				(13,861)
Purchases of common stock					308,709	(40,613)		(40,613)
Issuance of stock related to stock-based compensation plans					125	(17)		(17)
Stock-based compensation			1,586					1,586
Other comprehensive income							419	419

Balance September 27, 2025	68,589,418	$686	$260,501	$2,910,514	34,244,716	$(2,276,252)	$(6,745)	$888,704

	Common Stock		Additional Paid-In	Retained	Treasury Stock at Cost		Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	(Loss) Income	Total
Balance December 30, 2023	68,497,324	$685	$254,642	$2,783,645	32,780,651	$(2,048,184)	$(6,865)	$983,923
Net income				47,096				47,096
Dividends ($0.33 per share)				(11,802)				(11,802)
Issuance of stock related to stock-based compensation plans	50,229		(2,174)		4,864	(886)		(3,060)
Stock-based compensation			1,724					1,724
Other comprehensive income							30	30

Balance March 30, 2024	68,547,553	$685	$254,192	$2,818,939	32,785,515	$(2,049,070)	$(6,835)	$1,017,911

Net income				52,624				52,624
Dividends ($0.33 per share)				(11,777)				(11,777)
Purchases of common stock					315,649	(56,995)		(56,995)
Issuance of stock related to stock-based compensation plans	6,374	1			1,112	(201)		(200)
Stock-based compensation			1,892					1,892
Other comprehensive loss							(2,643)	(2,643)

Balance June 29, 2024	68,553,927	$686	$256,084	$2,859,786	33,102,276	$(2,106,266)	$(9,478)	$1,000,812

Net income				50,033				50,033
Dividends ($0.36 per share)				(12,746)				(12,746)
Purchases of common stock					121,270	(22,393)		(22,393)
Issuance of stock related to stock-based compensation plans	5,342		(643)		4,550	(25)		(668)
Stock-based compensation			(43)					(43)
Other comprehensive income							923	923

Balance September 28, 2024	68,559,269	$686	$255,398	$2,897,073	33,228,096	$(2,128,684)	$(8,555)	$1,015,918

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
Revenue from Contracts with Customers – Disaggregation of Revenue
The following table summarizes (i) the percentage of consolidated revenue generated by mode of transportation and (ii) the total amount of truck transportation revenue hauled by BCO Independent Contractors and Truck Brokerage Carriers generated by equipment type during the thirty-nine-week and thirteen-week periods ended September 27, 2025 and September 28, 2024 (dollars in thousands):

	Thirty-Nine Weeks Ended		Thirteen Weeks Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Mode
Truck – BCO Independent Contractors	38%	38%	38%	38%
Truck – Truck Brokerage Carriers	54%	52%	52%	52%
Rail intermodal	2%	2%	2%	2%
Ocean and air cargo carriers	5%	6%	6%	6%
Truck Equipment Type
Van equipment	$1,769,440	$1,851,237	$583,369	$603,993
Unsided/platform equipment	$1,127,276	$1,093,753	$386,006	$369,758
Less-than-truckload	$72,229	$77,902	$24,480	$24,195
Other truck transportation (1)	$288,807	$242,853	$96,041	$93,178

(1)
Includes power-only, expedited, straight truck, cargo van, and miscellaneous other truck transportation revenue generated by the transportation logistics segment. Power-only refers to shipments where the Company furnishes a power unit and an operator but not trailing equipment, which is typically provided by the shipper or consignee.

(2)	Share-based Payment Arrangements
As of September 27, 2025, the Company has an employee equity incentive plan, the 2011 equity incentive plan (the “2011 EIP”). The Company also has a stock compensation plan for members of its Board of Directors, the 2022 Directors Stock Compensation Plan (the “2022 DSCP”). 6,000,000 shares of the Company’s common stock were authorized for issuance under the 2011 EIP and 200,000 shares of the Company’s common stock were authorized for issuance under the 2022 DSCP. The 2011 EIP and 2022 DSCP are each referred to herein as a “Plan,” and, collectively, as the “Plans.” Amounts recognized in the financial statements with respect to these Plans are as follows (in thousands):

	Thirty-Nine Weeks Ended		Thirteen Weeks Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Total cost of the Plans during the period	$5,243	$3,573	$1,586	$(43)
Amount of related income tax benefit recognized during the period	(1,179)	(1,997)	(387)	(313)

Net cost of the Plans during the period	$4,064	$1,576	$1,199	$(356)

Included in income tax benefits recognized in the thirty-nine-week periods ended September 27, 2025 and September 28, 2024 were tax deficiencies (excess tax benefits) from stock-based awards of $106,000 and ($1,122,000), respectively.
As of September 27, 2025, there were 174,149 shares of the Company’s common stock reserved for issuance under the 2022 DSCP and 2,672,025 shares of the Company’s common stock reserved for issuance under the 2011 EIP.
Restricted Stock Units
The following table summarizes information regarding the Company’s outstanding restricted stock unit (“RSU”) awards with either a performance condition or a market condition under the Plans:

	Number of RSUs	Weighted Average Grant Date Fair Value
Outstanding at December 28, 2024	162,652	$144.12
Granted	53,930	$147.14
Forfeited	(8,653)	$158.98

Outstanding at September 27, 2025	207,929	$144.29

During the thirty-nine-week period ended September 27, 2025, the Company granted RSUs with a performance condition and RSUs with a market condition, as further described below. Outstanding RSUs at both December 28, 2024 and September 27, 2025 include RSUs with a performance condition and RSUs with a market condition, as further described below and in the Company’s 2024 Annual Report on Form
10-K.
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

The Company recognized approximately $1,586,000 and $408,000 of share-based compensation expense related to RSU awards in the thirty-nine-week periods ended September 27, 2025 and September 28, 2024, respectively. As of September 27, 2025, there was a maximum of $52.3 million of total unrecognized compensation cost related to RSU awards granted under the Plans with an expected average remaining life of approximately 3.0 years. With respect to RSU awards with a performance condition, the amount of future compensation expense to be recognized will be determined based on future operating results.
Non-vested
Restricted Stock and Deferred Stock Units
The following table summarizes information regarding the Company’s outstanding shares of non-vested
restricted stock and Deferred Stock Units (defined below) under the Plans:

	Number of Shares and Deferred Stock Units	Weighted Average Grant Date Fair Value
Non-vested at December 28, 2024	47,519	$180.17
Granted	30,149	$159.69
Vested	(23,950)	$176.95
Forfeited	(661)	$173.64

Non-vested at September 27, 2025	53,057	$170.07

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
As of September 27, 2025, there was $5,727,000 of total unrecognized compensation cost related to non-vested
shares of restricted stock and Deferred Stock Units granted under the Plans. The unrecognized compensation cost related to these non-vested
shares of restricted stock and Deferred Stock Units is expected to be recognized over a weighted average period of 2.0 years.

(3)	Income Taxes
The provisions for income taxes for the 2025 and 2024 thirty-nine-week periods were based on estimated annual effective income tax rates of 24.6% and 24.3%, respectively, adjusted for discrete events, such as benefits resulting from stock-based awards. The effective income tax rate for the 2025 thirty-nine-week period was 24.9%. The effective income tax rate was higher than the statutory federal income tax rate of 21% in the 2025 period primarily attributable to state taxes. The effective income tax rate for the 2024 thirty-nine-week period was 23.4%. The effective income tax rate was higher than the statutory federal income tax rate of 21% in the 2024 period primarily attributable to state taxes, partially offset by federal tax credits.

(4)	Earnings Per Share
Basic earnings per common share are based on the weighted average number of shares outstanding, which includes outstanding non-vested
restricted stock and outstanding Deferred Stock Units. Diluted earnings per share are based on the weighted average number of common shares outstanding plus the dilutive effect of outstanding stock awards, if applicable. Outstanding RSUs were excluded from the calculation of diluted earnings per share for all periods because the performance metric requirements or market condition for vesting had not been satisfied. Accordingly, the Company had no reconciling items between the average number of common shares outstanding used to calculate basic earnings per common share and the average number of common shares and common share equivalents outstanding used to calculate diluted earnings per share during each of the 2025 and 2024 thirty-nine-week periods.

1
2

(5)	Additional Cash Flow Information
During the 2025 thirty-nine-week period, Landstar paid income taxes and interest of $45,646,000 and $4,107,000, respectively. During the 2024 thirty-nine-week period, Landstar paid income taxes and interest of $45,638,000 and $2,641,000, respectively. Landstar did not acquire any operating property by entering into finance leases in the 2025 thirty-nine-week period. Landstar acquired operating property by entering into finance leases in the amount of $24,238,000 in the 2024 thirty-nine-week period. During the 2025 thirty-nine-week period, the Company purchased its common stock at a total cost of $143,908,000, including $142,512,000 in cash purchases and accrued excise tax of $1,396,000, which is included in other current liabilities in the consolidated balance sheet at September 27, 2025. The Company also paid $718,000 in excise tax on its common stock purchases, which was included in other current liabilities in the consolidated balance sheet at December 28, 2024. During the 2024 thirty-nine-week period, the Company purchased its common stock at a total cost of $79,388,000, including $78,697,000 in cash purchases and accrued excise tax of $691,000, which was included in other current liabilities in the cons
olidated balance sheet at September 28, 2024.

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

1
3

The following tables summarize information about the Company’s reportable business segments as of and for the thirty-nine-week and thirteen-week periods ended September 27, 2025 and September 28, 2024 (in thousands):

	Thirty-Nine Weeks Ended
	September 27, 2025			September 28, 2024
	Transportation Logistics	Insurance	Total	Transportation Logistics	Insurance	Total
External revenue	$3,525,234	$44,057	$3,569,291	$3,561,941	$47,974	$3,609,915
Internal revenue		64,110	64,110		65,411	65,411

Total revenue	3,525,234	108,167	3,633,401	3,561,941	113,385	3,675,326

Investment income		10,620	10,620		10,988	10,988
Purchased transportation	2,775,761		2,775,761	2,799,384		2,799,384
Commissions to agents	291,529		291,529	295,801		295,801
Other operating costs, net of gains on asset sales/dispositions	46,996		46,996	44,138		44,138
Insurance and claims	89,387	78,032	167,419	84,429	64,812	149,241
Selling, general and administrative	165,860	8,443	174,303	153,118	9,495	162,613
Depreciation and amortization	35,884		35,884	44,001		44,001
Impairment of intangible and other assets	30,104		30,104	—		—

Operating income	89,713	32,312	122,025	141,070	50,066	191,136

Goodwill	34,005		34,005	41,122		41,122
Operating income			122,025			191,136
Interest and debt expense (income) (1)			756			(4,455)

Income before income taxes			121,269			195,591

	Thirteen Weeks Ended
	September 27, 2025			September 28, 2024
	Transportation Logistics	Insurance	Total	Transportation Logistics	Insurance	Total
External revenue	$1,190,802	$14,604	$1,205,406	$1,198,334	$15,533	$1,213,867
Internal revenue		11,017	11,017		12,065	12,065

Total revenue	1,190,802	25,621	1,216,423	1,198,334	27,598	1,225,932

Investment income		3,293	3,293		3,922	3,922
Purchased transportation	936,472		936,472	943,805		943,805
Commissions to agents	98,693		98,693	98,703		98,703
Other operating costs, net of gains on asset sales/dispositions	15,572		15,572	15,144		15,144
Insurance and claims	26,014	18,011	44,025	29,592	12,871	42,463
Selling, general and administrative	53,875	3,140	57,015	48,101	3,151	51,252
Depreciation and amortization	11,509		11,509	15,371		15,371
Impairment of intangible and other assets	30,104		30,104	—		—

Operating income	18,563	7,763	26,326	47,618	15,498	63,116

Operating income			26,326			63,116
Interest and debt expense (income) (1)			217			(1,169)

Income before income taxes			26,109			64,285

(1)
Interest and debt expense (income) includes (i) interest income earned on cash balances held by the transportation logistics segment of $
3,549
and $
7,296
in the 2025 and 2024 thirty-nine-week periods, respectively, and $
1,140
and $
2,251
in the 2025 and 2024 thirteen-week periods, respectively, and (ii) consolidated total interest expense of $
4,305
and $
2,841
in the 2025 and 2024 thirty-nine-week periods, respectively, and $
1,357
and $
1,082
in the 2025 and 2024 thirteen-week periods, respectively.

In the thirty-nine-week periods ended September 27, 2025 and September 28, 2024, no single customer accounted for more than 10% of the Company’s consolidated revenue.

1
4

(7)	Other Comprehensive Income
The following table presents the components of and changes in accumulated other comprehensive (loss) income, net of related income taxes, as of and for the thirty-nine-week period ended September 27, 2025 (in thousands):

	Unrealized Holding (Losses) Gains on Available-for-Sale Securities	Foreign Currency Translation	Total
Balance as of December 28, 2024	$(2,805)	$(9,205)	$(12,010)
Other comprehensive income	2,081	3,184	5,265

Balance as of September 27, 2025	$(724)	$(6,021)	$(6,745)

Amounts reclassified from accumulated other comprehensive income to investment income due to the realization of previously unrealized gains and losses in the accompanying consolidated statements of income were not significant for the thirty-nine-week period ended September 27, 2025.

(8)	Investments
Investments include primarily investment-grade corporate bonds, asset-backed securities, commercial paper and U.S. treasury obligations having maturities of up to five years
(the “bond portfolio”) and money market investments. Investments in the bond portfolio are reported as available-for-sale
and are carried at fair value. Investments maturing less than one year from the balance sheet date are included in short-term investments and investments maturing more than one year from the balance sheet date are included in other assets in the consolidated balance sheets. Management performs an analysis of the nature of the unrealized losses on available-for-sale
investments to determine whether an allowance for credit loss is necessary. Unrealized losses, representing the excess of the purchase price of an investment over its fair value as of the end of a period, considered to be a result of credit-related factors, are to be included as a charge in the statement of income, while unrealized losses considered to be a result of non-credit-related
factors are to be included as a component of shareholders’ equity. Investments whose values are based on quoted market prices in active markets are classified within Level 1. Investments that trade in markets that are not considered to be active, but are valued based on quoted market prices, are classified within Level 2. As Level 2 investments include positions that are not traded in active markets, valuations may be adjusted to reflect illiquidity and/or non-transferability,
which are generally based on available market information. Any transfers between levels are recognized as of the beginning of any reporting period. Fair value of the bond portfolio was determined using Level 1 inputs related to U.S. Treasury obligations and money market investments and Level 2 inputs related to investment-grade corporate bonds, asset-backed securities, commercial paper and direct obligations of government agencies. Unrealized losses, net of unrealized gains, on the investments in the bond portfolio were $
922,000
and $
3,573,000
at September 27, 2025 and December 28, 2024, respectively.
The amortized cost and fair values of
available-for-sale
investments are as follows at September 27, 2025 and December 28, 2024 (in thousands):

		Gross	Gross
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
September 27, 2025
Money market investments	$5,998	$—	$—	$5,998
Asset-backed securities	21,686	57	1,240	20,503
Corporate bonds, commercial paper and direct obligations of government agencies	103,735	993	739	103,989
U.S. Treasury obligations	14,869	7	—	14,876

Total	$146,288	$1,057	$1,979	$145,366

December 28, 2024
Money market investments	$13,473	$—	$—	$13,473
Asset-backed securities	26,785	25	1,770	25,040
Corporate bonds, commercial paper and direct obligations of government agencies	107,180	198	2,026	105,352

Total	$147,438	$223	$3,796	$143,865

1
5

For those
available-for-sale
investments with unrealized losses at September 27, 2025 and December 28, 2024, the following table summarizes the duration of the unrealized loss (in thousands):

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
September 27, 2025
Asset-backed securities	$4,537	$411	$9,400	$829	$13,937	$1,240
Corporate bonds, commercial paper, and direct obligations of government agencies	16,299	130	17,003	609	33,302	739

Total	$20,836	$541	$26,403	$1,438	$47,239	$1,979

December 28, 2024
Asset-backed securities	$9,663	$37	$12,596	$1,733	$22,259	$1,770
Corporate bonds, commercial paper, and direct obligations of government agencies	18,409	169	59,609	1,857	78,018	2,026

Total	$28,072	$206	$72,205	$3,590	$100,277	$3,796

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

1
6

The components of lease cost for finance leases and operating leases for the thirty-nine weeks ended September 27, 2025 were (in thousands):

Finance leases:
Amortization of right-of-use assets	$13,764
Interest on lease liability	3,343
Total finance lease cost	17,107
Operating leases:
Lease cost	3,429
Variable lease cost	—
Sublease income	(4,605)

Total net operating lease income	(1,176)

Total net lease cost	$15,931

A summary of the lease classification on the Company’s consolidated balance sheet as of September 27, 2025 is as follows (in thousands):
Assets:

Operating lease right-of-use assets	Other assets	$681
Finance lease assets	Operating property, less accumulated depreciation and amortization	115,008

Total lease assets		$115,689

Liabilities:
The following table reconciles the undiscounted cash flows for the finance and operating leases to the finance and operating lease liabilities recorded on the balance sheet at September 27, 2025 (in thousands):

	Finance Leases	Operating Leases
2025 Remainder	$8,997	$74
2026	30,028	298
2027	19,217	264
2028	15,309	94
2029	10,920	—
Thereafter	—	—

Total future minimum lease payments	84,471	730
Less amount representing interest (1.6% to 6.4%)	7,340	49

Present value of minimum lease payments	$77,131	$681

Current maturities of long-term debt	29,428
Long-term debt, excluding current maturities	47,703
Other current liabilities		288
Deferred income taxes and other noncurrent liabilities		393
The weighted average remaining lease term and the weighted average discount rate for finance and operating leases as of September 27, 2025 were:

	Finance Leases	Operating Leases
Weighted average remaining lease term (years)	3.3	2.5
Weighted average discount rate	5.1%	5.5%

1
7

(10)	Debt
Other than the finance lease obligations as presented on the consolidated balance sheets, the Company had no outstanding debt as of September 27, 2025 and December 28, 2024.
On July 1, 2022, Landstar entered into a second amended and restated credit agreement with a bank syndicate led by JPMorgan Chase Bank, N.A., as administrative agent (as further amended as of June 21, 2024, the “Credit Agreement”). The Credit Agreement, which matures July 1, 2027, provides for borrowing capacity in the form of a revolving credit facility of $
300,000,000
, $
45,000,000
of which may be utilized in the form of letters of credit. The Credit Agreement also includes an “accordion” feature providing for a possible increase of up to an aggregate amount of borrowing capacity of $
600,000,000
. As of September 27, 2025, the Company had no borrowings outstanding under the Credit Agreement.
The revolving credit loans under the Credit Agreement, at the option of Landstar, bear interest at (i) a forward-looking term rate based on the secured overnight financing rate plus
0.10
% and an applicable margin ranging from
1.25
% to
2.00
%, or (ii) an alternate base rate plus an applicable margin ranging from
0.25
% to
1.00
%, in each case with the applicable margin determined based upon the Company’s Leverage Ratio, as defined in the Credit Agreement, at the end of the most recent applicable fiscal quarter for which financial statements have been delivered. The revolving credit facility bears a commitment fee, payable quarterly in arrears, of 0.20% to 0.30%, based on the Company’s Leverage Ratio at the end of the most recent applicable fiscal quarter for which financial statements have been delivered.
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
Short-term investments include $
59,227,000
in current maturities of investments held by the Company’s insurance segment at September 27, 2025. The non-current
portion of the bond portfolio of $
86,139,000
is included in other assets. The short-term investments, together with $
24,474,000
of
non-current
investments, provide collateral for the $
75,331,000
of letters of credit issued to guarantee payment of insurance claims. As of September 27, 2025, Landstar also had $
34,916,000
of additional letters of credit outstanding under the Company’s Credit
Agreement.
As previously disclosed by the Company in its Quarterly Report on Form
10-Q
for the 2025 second quarter and in a Current Report on Form
8-K
filed on August 13, 2025, a trial verdict (the “Verdict”) was rendered on August 6, 2025 in state court in El Paso County, Texas, in the matter of Eduardo Cabral, et. al. v. Landstar Ranger, Inc., et. al. (the “Cabral Matter”). The Verdict included a determination by the jury that Landstar Ranger acted as a broker and not as a motor carrier with respect to the transportation of the shipment involved in a tragic, catastrophic accident. The Verdict also determined that 15% of the total monetary damages were attributed to Landstar Ranger, or $3.42 million, of the $22.8 million total monetary damages, with the remainder of the total monetary damages being attributed to the hauling motor carrier, MyUniverse, and the MyUniverse truck driver. Based on knowledge of the facts, available insurance coverage and the analysis of the Company’s outside counsel, an immaterial accrual was included in insurance claims in the Company’s consolidated balance sheet as of September 27, 2025, with respect to the Cabral Matter. The plaintiffs, as well as Landstar Ranger, have filed post-trial motions and may attempt to appeal the Verdict. No assurances can be provided as to the probability of success with respect to any post-trial motions or appeals relating to the Verdict or the ultimate outcome of any such motions or appeals. The total cost associated with this matter, which may include post-judgment interest, bonding-related costs and legal and other professional fees, will depend on many factors and the ultimate financial impact, as well as the timing of the ultimate resolution of this matter, are difficult to predict.

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
The following table summarizes the adverse effect of the increase in the cost of insurance claims resulting from net unfavorable development of prior year self-insured claims estimates on operating income, net income and basic and diluted earnings per share set forth in the consolidated statements of income for the thirty-nine-week and thirteen-week periods ended September 27, 2025 and September 28, 2024 (in thousands, except per share amounts):

	Thirty-Nine Weeks Ended		Thirteen Weeks Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Operating income	$22,860	$6,666	$9,219	$4,550
Net income	$17,236	$5,046	$6,951	$3,444
Basic and diluted earnings per share	$0.49	$0.14	$0.20	$0.10
The unfavorable development of prior years’ claims during the thirty-nine-week period ended September 27, 2025 was primarily attributable to elevated cargo loss experience as a result of fraud and theft in the supply chain and several specific commercial trucking claims.

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
Within the Company’s third party insurance arrangements providing excess coverage for commercial trucking liabilities, structured arrangements with third party reinsurers within a specific loss layer may include provisions that provide for a refund of premium in the event of favorable loss experience. During the 2025 thirty-nine-week period, with respect to one such three-year commercial auto liability reinsurance arrangement relating to certain excess claims incurred between May 1, 2020 through April 30, 2023, the Company received $
12,000,000
of cash payments from third party reinsurance providers in the form of a “no claims bonus” due to favorable loss experience with respect to claims incurred during the applicable policy period. The Company recorded this payment as a deferred gain within other current liabilities in the consolidated balance sheet as of September 27, 2025, until such time as all underlying claims with exposure under the applicable excess layer insurance arrangement are resolved and the gain can be recognized. Based on the Verdict, the Cabral Matter referenced above in footnote 11 is not anticipated to adversely impact the Company’s ability to meet the requirements of such “no claims bonus”. No assurances can be provided, however, regarding whether the Company will ultimately be able to recognize a gain with respect to the “no claims bonus.”

(14)	Held for Sale Subsidiary
During the 2025 third fiscal quarter, the Company entered into an arrangement with a financial advisor to actively market its Mexican subsidiary, Landstar Metro, S.A.P.I. de C.V. (“Landstar Metro”) and to consider other strategic alternatives for this subsidiary, which may involve a sale or other disposition in whole or in part of Landstar Metro during the Company’s 2025 fiscal year. The Company determined that this planned divestiture does not represent a strategic shift that would be expected to have a significant effect on our consolidated results of operations, and therefore the results of Landstar Metro are not reported as discontinued operations. It is not anticipated that a sale or other disposition of Landstar Metro will adversely affect the Company’s ability to provide U.S./Mexico cross-border services, given that Landstar Metro is principally engaged in intra-Mexico truck transportation services.
In connection with the decision to actively market Landstar Metro, management identified a triggering event to perform a quantitative goodwill impairment test. As part of its analysis, the Company used a combination of the discounted cash flow method and the market approach. Based on the quantitative assessment, the Company concluded that Landstar Metro’s goodwill was impaired and recorded a non-cash
impairment charge of $7,530,000 to goodwill within the transportation logistics segment. Further, based on the expected fair value of Landstar Metro, net of costs to sell, the Company recognized an impairment on assets held for sale of $8,612,000. Both impairments are included in impairment of intangible and other assets within the Company’s consolidated statements of income. No assurances can be provided that there will not be additional charges and expenses incurred by the Company in connection with this sale process or upon any ultimate disposition of Landstar Metro.
As of September 27, 2025, the assets and liabilities of Landstar Metro are presented as held for sale at carrying value. A summary of assets and liabilities associated with Landstar Metro that are held for sale, is presented below (in thousands):

As of September 27, 2025
Assets held for sale:
Cash and cash equivalents	$798
Trade and other receivables	9,362
Operating property	7,601
Other assets	4,707
Less: valuation allowance	(8,612)

Total assets held for sale (1)	$13,856

Liabilities held for sale:
Accounts payable	$2,132
Deferred income taxes and other liabilities	2,115

Total liabilities held for sale (1)	$4,247

Cumulative translation loss of foreign entities held for sale (2)	$1,205

(1)	Assets and liabilities held for sale are separately presented on the consolidated balance sheets.
(2)	Cumulative translation loss of foreign entities held for sale is included within accumulated other comprehensive loss on the consolidated balance sheets.

(15)	Impairment of Software Assets
The Company evaluates its operating property whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable in accordance with ASC 360,
 Property,
 Plant and Equipment
. When such events or changes in circumstances occur, a recoverability test is performed based on projected undiscounted cash flows expected to be realized from the use and eventual disposition of the asset or asset group. An impairment is recorded for any excess of the carrying amount over the estimated fair value. Fair value is determined based on quoted market values, discounted cash flows or external appraisals, as appropriate.
During the 2025 third fiscal quarter, the Company performed a strategic review of its operations. In connection with this strategic review, management evaluated its transportation management systems (“TMSs”), including the Landstar TMS, a cloud-based platform for truckload freight agent workflow, and the Blue TMS, a cloud-based platform built specifically to service the truckload brokerage contract services market. Management determined that the Landstar TMS, rather than the Blue TMS, would be the Company’s primary TMS used in the future to service the truckload brokerage contract services market. As a result of this decision, the Company also determined to wind-down the Blue TMS and, in connection therewith, the Company performed a recoverability test with respect to potential impairment of the software assets associated with the Blue TMS and determined estimated fair value based on discounted cash flows. The Company subsequently recorded a $8,963,000 non-cash impairment charge within its transportation logistics segment, which is included in impairment of intangible and other assets within the Company’s consolidated statements of income.

(16)	Impairment of Equity Investment
In 2022, the Company acquired a minority equity investment in Cavnue, LLC (“Cavnue”), a privately held start-up
company focused on combining technology and road infrastructure to unlock the full potential of connected and autonomous vehicles. This non-controlling
investment in units of Cavnue is considered an investment in non-marketable
equity securities without a readily determinable market value. The carrying value of the non-marketable
equity securities is adjusted to fair value upon observable transactions for identical or similar investments of the same issuer or impairment (referred to as the measurement alternative).
During the 2025 third fiscal quarter, the Company determined that there were indicators of potential impairment related to the value of its equity investment in Cavnue related to the financial performance of the company and its ability to raise additional capital to finance continued investment in its operations. As such, the Company recorded a non-cash
impairment charge for the carrying value of its investment in Cavnue of $4,999,000 during the thirteen-week period ended September 27, 2025, which is included in impairment of intangible and other assets within the Company’s consolidated statements of income.

(17)	Recent Accounting Pronouncements
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
2024-03
is effective for annual periods beginning after December 15, 2026. The Company is currently evaluating the impact of ASU
2024-03
on its consolidated financial statements and disclosures.

(18)	Supply Chain Fraud Matter
During the last week of the Company’s 2025 first quarter, the Company identified a supply chain fraud relating to the Company’s international freight forwarding operations. This supply chain fraud matter does not involve the Company’s core North American truckload services. In connection with this supply chain fraud matter, consolidated revenue and purchased transportation as reported in the Company’s fiscal year 2024, 2023 and 2022 financial results were each overstated by approximately
2
%,
1
%, and less than
0.5
%, respectively. As the overstated amount of revenue was approximately equal to the overstated amount of purchased transportation, the impact on each of operating income and net income, as reported, was less than
1
% in fiscal year 2024 and less than
0.2
% in fiscal years 2023 and 2022, respectively.
The Company has performed a quantitative and qualitative analysis of the impact of this supply chain fraud matter in respect of the 2025 first quarter and the financial statements for each prior fiscal year period during which identified instances of fraud relating to this matter occurred. In connection therewith, the Company concluded that such impact was immaterial with respect to each such fiscal period. The Company’s financial results for the 2025 first quarter and for the thirty-nine week period ended September 27, 2025 included a $
4.8
 million
pre-tax
expense, or $
0.10
per basic and diluted share, relating to this matter. This expense reflects the total currently anticipated aggregate adverse financial impact to Landstar relating to the fraud, net of certain actual and anticipated recoveries and before taking into account the cost of legal and other professional fees as well as additional potential recoveries in the future. This expense was reflected in 2025 first quarter selling, general & administrative costs as an increase to the provision for customer bad debt expense, resulting in an increase in the allowance for doubtful accounts related to trade accounts receivable.
In the 2025 second quarter, this expense was reclassified from the provision for customer bad debt expense within selling, general and administrative costs to the provision for contractor bad debt expense within other operating costs due to the finalization of certain agreements with the affected independent commission sales agency during the 2025 second fiscal quarter. As of the September 27, 2025 consolidated balance sheet, this amount was included in the allowance for doubtful accounts related to other receivables.

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

Introduction

Landstar System, Inc. and its subsidiary, Landstar System Holdings, Inc. (collectively referred to herein with their subsidiaries and other affiliated companies as “Landstar” or the “Company”), is a technology-enabled, asset-light provider of integrated transportation management solutions delivering safe, specialized transportation services to a broad range of customers utilizing a network of agents, third party capacity providers and employees. The Company offers services to its customers across multiple transportation modes, with the ability to arrange for individual shipments of freight to comprehensive third party logistics solutions to meet all of a customer’s transportation needs. Landstar provides services principally throughout the United States and to a lesser extent in Canada and Mexico, and between the United States and Canada, Mexico and other countries around the world. The Company’s services emphasize safety, information coordination and customer service and are delivered through a network of approximately 1,000 independent commission sales agents and over 75,000 third party capacity providers, primarily truck capacity providers, linked together by a series of digital technologies which are provided and coordinated by the Company. The nature of the Company’s business is such that a significant portion of its operating costs varies directly with revenue.

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

The transportation logistics segment provides a wide range of integrated transportation management solutions. Transportation services are provided by Landstar’s “Operating Subsidiaries”: Landstar Ranger, Inc., Landstar Inway, Inc., Landstar Ligon, Inc., Landstar Gemini, Inc., Landstar Transportation Logistics, Inc., Landstar Global Logistics, Inc., Landstar Express America, Inc., Landstar Canada, Inc., Landstar Metro, S.A.P.I. de C.V., and Landstar Blue, LLC. Transportation services offered by the Company include truckload, less-than-truckload and other truck transportation, rail intermodal, air cargo, ocean cargo, expedited ground and air delivery of time-critical freight, heavy-haul/specialized, hazardous materials (“haz-mat”), cold chain/temperature-controlled, U.S.-Canada and U.S.-Mexico cross-border, intra-Mexico, intra-Canada, project cargo and customs brokerage. Examples of the industries serviced by the transportation logistics segment include automotive parts and assemblies, consumer durables, building products, metals, chemicals, foodstuffs, heavy machinery, retail, electronics and military equipment and general commodities. In addition, the transportation logistics segment provides transportation services to other transportation companies, including third party logistics and less-than-truckload service providers. The independent commission sales agents market services provided by the transportation logistics segment. Billings for freight transportation services are typically charged to customers on a per shipment basis for the physical transportation of freight and are referred to as transportation revenue. During the thirty-nine weeks ended September 27, 2025, revenue generated by BCO Independent Contractors, Truck Brokerage Carriers and railroads represented approximately 38%, 54% and 2%, respectively, of the Company’s consolidated revenue. Collectively, revenue generated by air and ocean cargo carriers represented approximately 5% of the Company’s consolidated revenue in the thirty-nine-week period ended September 27, 2025.

The insurance segment is comprised of Signature Insurance Company (“Signature”), a wholly owned offshore insurance subsidiary, and Risk Management Claim Services, Inc. The insurance segment provides risk and claims management services to certain of Landstar’s operating subsidiaries. In addition, it reinsures certain risks of the Company’s BCO Independent Contractors and provides certain property and casualty insurance and reinsurance to certain of Landstar’s operating subsidiaries. Revenue at the insurance segment represents reinsurance premiums from third party insurance companies that provide insurance programs to BCO Independent Contractors where all or a portion of the risk is ultimately borne by Signature. Revenue at the insurance segment represented approximately 1% of the Company’s consolidated revenue for the thirty-nine-week period ended September 27, 2025.

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

	Thirty-Nine Weeks Ended		Thirteen Weeks Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Revenue generated through (in thousands):
Truck transportation
Truckload:
Van equipment	$1,769,440	$1,851,237	$583,369	$603,993
Unsided/platform equipment	1,127,276	1,093,753	386,006	369,758
Less-than-truckload	72,229	77,902	24,480	24,195
Other truck transportation (1)	288,807	242,853	96,041	93,178

Total truck transportation	3,257,752	3,265,745	1,089,896	1,091,124
Rail intermodal	63,183	65,981	23,668	20,979
Ocean and air cargo carriers	188,696	201,729	72,270	76,349
Other (2)	59,660	76,460	19,572	25,415

	$3,569,291	$3,609,915	$1,205,406	$1,213,867

Revenue on loads hauled via BCO Independent Contractors included in total truck transportation	$1,345,852	$1,374,915	$457,363	$456,844
Number of loads:
Truck transportation
Truckload:
Van equipment	850,047	887,895	277,893	287,922
Unsided/platform equipment	369,495	362,627	123,254	118,220
Less-than-truckload	115,692	119,346	38,862	36,496
Other truck transportation (1)	135,606	114,552	45,421	43,112

Total truck transportation	1,470,840	1,484,420	485,430	485,750
Rail intermodal	21,960	21,420	7,990	7,040
Ocean and air cargo carriers	24,370	26,120	7,810	8,880

	1,517,170	1,531,960	501,230	501,670

Loads hauled via BCO Independent Contractors included in total truck transportation	597,010	620,640	199,010	198,340
Revenue per load:
Truck transportation
Truckload:
Van equipment	$2,082	$2,085	$2,099	$2,098
Unsided/platform equipment	3,051	3,016	3,132	3,128
Less-than-truckload	624	653	630	663
Other truck transportation (1)	2,130	2,120	2,114	2,161
Total truck transportation	2,215	2,200	2,245	2,246
Rail intermodal	2,877	3,080	2,962	2,980
Ocean and air cargo carriers	7,743	7,723	9,254	8,598
Revenue per load on loads hauled via BCO Independent Contractors	$2,254	$2,215	$2,298	$2,303
Revenue by capacity type (as a % of total revenue):
Truck capacity providers:
BCO Independent Contractors	38%	38%	38%	38%
Truck Brokerage Carriers	54%	52%	52%	52%
Rail intermodal	2%	2%	2%	2%
Ocean and air cargo carriers	5%	6%	6%	6%
Other	2%	2%	2%	2%

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

Expenses

Purchased transportation

Also critical to the Company’s success is its ability to secure capacity, particularly truck capacity, at rates that allow the Company to profitably transport customers’ freight. The following table summarizes the number of available truck capacity providers on the dates indicated:

	September 27, 2025	September 28, 2024
BCO Independent Contractors	7,827	8,266
Truck Brokerage Carriers:
Approved and active (1)	40,004	44,828
Other approved	27,461	25,714

	67,465	70,542

Total available truck capacity providers	75,292	78,808

Trucks provided by BCO Independent Contractors	8,618	9,027

(1)	Active refers to Truck Brokerage Carriers who moved at least one load in the 180 days immediately preceding the fiscal quarter end.

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

As further described in Note 16 in the “Notes to Consolidated Financial Statements” in this Quarterly Report on Form 10-Q, during the last week of the Company’s 2025 first quarter, the Company identified a supply chain fraud relating to the Company’s international freight forwarding operations. Other operating costs during the thirty-nine-week period ended September 27, 2025 included a $4.8 million expense relating to this matter. In addition, it is anticipated that legal and other professional fees included in selling, general and administrative costs may be slightly elevated during the remainder of the Company’s 2025 fiscal year in connection with this matter.

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

Within the Company’s third party insurance arrangements providing excess coverage for commercial trucking liabilities, structured arrangements with third party reinsurers within a specific loss layer may include provisions that require additional payments of premium in the event of unfavorable loss experience or a refund of premium in the event of favorable loss experience. During the 2025 thirty-nine-week period, with respect to one such three-year commercial auto liability reinsurance arrangement relating to certain excess claims incurred between May 1, 2020 through April 30, 2023, the Company received $12,000,000 of cash payments from third party reinsurance providers in the form of a “no claims bonus” due to favorable loss experience with respect to claims incurred during the applicable policy period. The Company recorded this payment as a deferred gain within other current liabilities in the consolidated balance sheet as of September 27, 2025, until such time as all underlying claims with exposure under the applicable excess layer insurance arrangement are resolved and the gain can be recognized. No assurances can be provided regarding whether the Company will be able to recognize a gain with respect to the “no claims bonus.”

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

Selling, general and administrative

During the thirty-nine-week period ended September 27, 2025, employee compensation and benefits accounted for approximately 62% of the Company’s selling, general and administrative costs. Employee compensation and benefits include wages and employee benefit costs as well as incentive compensation and stock-based compensation expense. Incentive compensation and stock-based compensation expense is highly variable in nature in comparison to wages and employee benefit costs.

Depreciation and amortization

Depreciation and amortization primarily relate to depreciation of trailing equipment and information technology hardware and software.

Impairment of intangible and other assets

During the 2025 third fiscal quarter, the Company recorded certain non-cash, non-recurring impairment charges of $30,104,000 in the aggregate (the “Non-Cash Impairment Charges”). The Non-Cash Impairment Charges represented $0.66 per basic and diluted share. The Non-Cash Impairment Charges consisted of:

•

$16,142,000, or $0.35 per basic and diluted share, in impairment charges to goodwill and certain other assets related to the Company’s decision to actively market for sale Landstar Metro, S.A.P.I. de C.V., the Company’s wholly-owned Mexican operating subsidiary, principally engaged in intra-Mexico truck transportation services. For additional information, see Note 14 in the “Notes to Consolidated Financial Statements” in this Quarterly Report on Form 10-Q.

•

$8,963,000, or $0.20 per basic and diluted share, in impairment charges related to the decision to select one of the Company’s transportation management systems as its primary such system for truckload brokerage services and, in connection with that decision, wind-down an alternative transportation management system currently in use by Landstar Blue, LLC, one of the Company’s operating subsidiaries. For additional information, see Note 15 in the “Notes to Consolidated Financial Statements” in this Quarterly Report on Form 10-Q.

•

$4,999,000 or $0.11 per basic and diluted share, relating to the carrying value of a non-controlling equity investment made by the Company in 2022 in Cavnue, LLC, a privately held technology start-up company. For additional information, see Note 16 in the “Notes to Consolidated Financial Statements” in this Quarterly Report on Form 10-Q.

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

The reconciliations of gross profit to variable contribution and gross profit margin to variable contribution margin are each presented below:

	Thirty-Nine Weeks Ended		Thirteen Weeks Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Revenue	$3,569,291	$3,609,915	$1,205,406	$1,213,867
Costs of revenue:
Purchased transportation	2,775,761	2,799,384	936,472	943,805
Commissions to agents	291,529	295,801	98,693	98,703

Variable costs of revenue	3,067,290	3,095,185	1,035,165	1,042,508
Trailing equipment depreciation	20,829	20,764	6,985	6,930
Information technology costs	10,928	18,115	3,319	6,129
Insurance-related costs (1)	104,622	85,122	33,305	30,463
Other operating costs	46,996	44,138	15,572	15,144

Other costs of revenue	183,375	168,139	59,181	58,666

Total costs of revenue	3,250,665	3,263,324	1,094,346	1,101,174

Gross profit	$318,626	$346,591	$111,060	$112,693

Gross profit margin	8.9%	9.6%	9.2%	9.3%
Plus: other costs of revenue	183,375	168,139	59,181	58,666

Variable contribution	$502,001	$514,730	$170,241	$171,359

Variable contribution margin	14.1%	14.3%	14.1%	14.1%

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

In general, variable contribution margin on revenue generated by BCO Independent Contractors represents a fixed percentage due to the nature of the contracts that pay a fixed percentage of revenue to both the BCO Independent Contractors and independent commission sales agents. For revenue generated by Truck Brokerage Carriers, variable contribution margin may be either a fixed or variable percentage, depending on the contract with each individual independent commission sales agent. Variable contribution margin on revenue generated from shipments hauled by railroads, air cargo carriers, ocean cargo carriers and Truck Brokerage Carriers, other than those under retention contracts, is variable in nature, as the Company’s contracts with independent commission sales agents provide commissions to agents at a contractually agreed upon percentage of the amount represented by revenue less purchased transportation for these types of shipments. Approximately 43% of the Company’s consolidated revenue in the thirty-nine-week period ended September 27, 2025 was generated under transactions that pay a fixed percentage of revenue to the third party capacity provider and/or agents while 57% was generated under transactions that pay a variable percentage of revenue to the third party capacity provider and/or agents.

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

	Thirty-Nine Weeks Ended		Thirteen Weeks Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Gross profit	$318,626	$346,591	$111,060	$112,693
Operating income	$122,025	$191,136	$26,326	$63,116
Operating income as % of gross profit	38.3%	55.1%	23.7%	56.0%
Variable contribution	$502,001	$514,730	$170,241	$171,359
Operating income	$122,025	$191,136	$26,326	$63,116
Operating income as % of variable contribution	24.3%	37.1%	15.5%	36.8%

The decrease in operating income as a percentage of gross profit from the 2024 thirty-nine-week period to the 2025 thirty-nine-week period and from the 2024 thirteen-week period to the 2025 thirteen-week period resulted from the decrease of operating income at a more rapid percentage rate than the decrease in gross profit, primarily due to the impact of the impairment of certain intangible and other assets and the impact of the Company’s fixed cost infrastructure, principally certain components of selling, general and administrative costs, in comparison to a smaller gross profit base.

The decrease in operating income as a percentage of variable contribution from the 2024 thirty-nine-week period to the 2025 thirty-nine-week period and from the 2024 thirteen-week period to the 2025 thirteen-week period resulted from the decrease of operating income at a more rapid percentage rate than the decrease in variable contribution, primarily due to the impact of the impairment of certain intangible and other assets, the impact of the Company’s fixed cost infrastructure, principally certain components of selling, general and administrative costs, in comparison to a smaller variable contribution base, and the impact of increased insurance and claims costs.

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

THIRTY-NINE WEEKS ENDED SEPTEMBER 27, 2025 COMPARED TO THIRTY-NINE WEEKS ENDED SEPTEMBER 28, 2024

Revenue for the 2025 thirty-nine-week period was $3,569,291,000, a decrease of $40,624,000, or 1%, compared to the 2024 thirty-nine-week period. Transportation revenue decreased $36,707,000, or 1%. The decrease in transportation revenue was attributable to a decreased number of loads hauled of approximately 1%, while revenue per load was approximately the same as compared to the 2024 thirty-nine-week period. Reinsurance premiums were $44,057,000 and $47,974,000 for the 2025 and 2024 thirty-nine-week periods, respectively. The decrease in revenue from reinsurance premiums was primarily attributable to a decrease in the average number of trucks provided by BCO Independent Contractors in the 2025 thirty-nine-week period compared to the 2024 thirty-nine-week period.

Truck transportation revenue generated by BCO Independent Contractors and Truck Brokerage Carriers (together, the “third party truck capacity providers”) for the 2025 thirty-nine-week period was $3,257,752,000, representing 91% of total revenue, a decrease of $7,993,000, or less than 1%, compared to the 2024 thirty-nine-week period. The number of loads hauled by third party truck capacity providers decreased approximately 1% compared to the 2024 thirty-nine-week period, while revenue per load on loads hauled by third party truck capacity providers increased approximately 1% in the 2025 thirty-nine-week period compared to the 2024 thirty-nine-week period.

The decrease in the number of loads hauled via truck compared to the 2024 thirty-nine-week period was primarily due to decreased demand from the 2024 thirty-nine-week period for the Company’s van and less-than-truckload transportation services. Loads hauled via van equipment decreased 4% and less-than-truckload loadings decreased 3%, while loads hauled via other truck transportation services increased 18% and loads hauled via unsided/platform equipment increased 2% as compared to the 2024 thirty-nine-week period.

The increase in revenue per load on loads hauled via truck was primarily due to an increased revenue per load on loads hauled via unsided/platform equipment, which was entirely attributable to an increase in the percentage of revenue contributed by heavy/specialized equipment, which typically has a higher revenue per load than standard unsided/platform loadings. Revenue per load on loads hauled via unsided/platform equipment increased 1%, while revenue per load on less-than-truckload loadings decreased 4%. Revenue per load on loads hauled via van equipment and other truck transportation services were approximately the same as compared to the 2024 thirty-nine-week period.

Fuel surcharges billed to customers on revenue generated by BCO Independent Contractors are excluded from revenue. Fuel surcharges on Truck Brokerage Carrier revenue identified separately in billings to customers and included as a component of Truck Brokerage Carrier revenue were $82,232,000 and $89,862,000 in the 2025 and 2024 thirty-nine-week periods, respectively. It should be noted that billings to many customers of the Company’s truck brokerage services include a single all-in rate that do not separately identify fuel surcharges on loads hauled via Truck Brokerage Carriers. Accordingly, the overall impact of changes in fuel prices on revenue and revenue per load on loads hauled via truck is likely to be greater than that indicated.

Transportation revenue generated by rail intermodal, air cargo and ocean cargo carriers (collectively, the “multimode capacity providers”) for the 2025 thirty-nine-week period was $251,879,000, or 7% of total revenue, a decrease of $15,831,000, or 6%, compared to the 2024 thirty-nine-week period. Revenue per load on revenue generated by multimode capacity providers decreased approximately 3% in the 2025 thirty-nine-week period compared to the 2024 thirty-nine-week period, and the number of loads hauled by multimode capacity providers decreased approximately 3% over the same period. Revenue per load on loads hauled via rail intermodal and ocean decreased approximately 7% and 1%, respectively, while revenue per load on loads hauled via air increased approximately 18% during the 2025 thirty-nine-week period as compared to the 2024 thirty-nine-week period. The decrease in revenue per load on loads hauled by rail intermodal carriers was broad-based with decreases at several specific customers during the 2025 thirty-nine-week period. The decrease in revenue per load on loads hauled by ocean cargo carriers was primarily attributable to one specific customer during the 2025 thirty-nine-week period. The increase in revenue per load on loads hauled by air cargo carriers was primarily attributable to increases at several customers during the 2025 thirty-nine-week period. Revenue per load on revenue generated by multimode capacity providers is influenced by many factors, including revenue mix among the various modes of transportation used, length of haul, complexity of freight, density of freight lanes, fuel costs and availability of capacity. The decrease in the number of loads hauled by multimode capacity providers was due to a 7% decrease in ocean loadings and a 5% decrease in air loadings, while rail loadings increased 3%. The 7% decrease in ocean loadings was broad-based with decreases at several customers. The 5% decrease in air loadings was broad-based with decreases at several customers. The 3% increase in rail loadings was primarily attributable to increased loadings at one specific agent.

Purchased transportation was 77.8% and 77.5% of revenue in the 2025 and 2024 thirty-nine-week periods, respectively. The increase in purchased transportation as a percentage of revenue was primarily due to a decreased percentage of revenue generated by BCO Independent Contractors, which typically has a lower rate of purchased transportation than Truck Brokerage Carriers, and an increased rate of purchased transportation paid to Truck Brokerage Carriers. Commissions to agents were 8.2% of revenue in both the 2025 and 2024 thirty-nine-week periods.

Investment income was $10,620,000 and $10,988,000 in the 2025 and 2024 thirty-nine-week periods, respectively. The decrease in investment income was attributable to lower average rates of return on investments in the 2025 thirty-nine-week period, partially offset by a higher average investment balance held by the insurance segment during the 2025 thirty-nine-week period.

Other operating costs increased $2,858,000 in the 2025 thirty-nine-week period compared to the 2024 thirty-nine-week period. The increase in other operating costs compared to the prior year was primarily due to increased trailer equipment maintenance costs, partially offset by the favorable resolution of a multi-year foreign sales tax matter and increased gains on sales of operating property.

Insurance and claims increased $19,479,000 in the 2025 thirty-nine-week period compared to the 2024 thirty-nine-week period. The increase in insurance and claims expense compared to the prior year was primarily due to increased net unfavorable development of prior years’ claims in the 2025 thirty-nine-week period and increased severity of current year trucking and cargo claims during the 2025 thirty-nine-week period, partially offset by decreased BCO miles traveled during the 2025 thirty-nine-week period. During the 2025 and 2024 thirty-nine-week periods, insurance and claims costs included $22,860,000 and $6,666,000 of net unfavorable adjustments to prior years’ claims estimates, respectively.

Selling, general and administrative costs increased $11,690,000 in the 2025 thirty-nine-week period compared to the 2024 thirty-nine-week period. The increase in selling, general and administrative costs compared to prior year was primarily attributable to increased information technology project consulting fees, increased stock-based compensation expense, increased employee benefit costs, primarily attributable to increased medical and pharmacy costs under the self-insured portion of the Company’s medical plan, increased legal fees and increased wages, partially offset by the impact of Chief Executive Officer (“CEO”) transition costs on the 2024 thirty-nine-week period. Included in selling, general and administrative costs was stock-based compensation expense of $5,243,000 and $3,573,000 for the 2025 and 2024 -thirty-nine- week periods, respectively.

Depreciation and amortization decreased $8,117,000 in the 2025 thirty-nine-week period compared to the 2024 thirty-nine-week period. The decrease in depreciation and amortization expense was primarily due to decreased depreciation on information technology software in the 2025 thirty-nine-week period.

Impairment of intangibles and other assets was $30,104,000 in the 2025 thirty-nine-week period. This was attributable to the impairment matters referenced above under “Expenses – Impairment of intangible and other assets.”

The year-over-prior-year change in interest and debt expense (income) was $5,211,000, with net interest and debt expense of $756,000 in the 2025 thirty-nine-week period compared to net interest and debt income of $4,455,000 in the 2024 thirty-nine-week period. The increase in interest and debt expense (income) was primarily attributable to decreased interest income earned on cash balances held by the transportation logistics segment and increased interest expense related to finance lease obligations.

The provisions for income taxes for the 2025 and 2024 thirty-nine-week periods were based on estimated annual effective income tax rates of 24.6% and 24.3%, respectively, adjusted for discrete events, such as benefits resulting from stock-based awards. The effective income tax rate for the 2025 thirty-nine-week period was 24.9%. The effective income tax rate was higher than the statutory federal income tax rate of 21% in the 2025 period primarily attributable to state taxes. The effective income tax rate for the 2024 thirty-nine-week period was 23.4%. The effective income tax rate was higher than the statutory federal income tax rate of 21% in the 2024 period primarily attributable to state taxes, partially offset by federal tax credits.

Net income was $91,063,000, or $2.61 per basic and diluted share, in the 2025 thirty-nine-week period. Net income was $149,753,000, or $4.21 per basic and diluted share, in the 2024 thirty-nine-week period. Net income during the 2025 thirty-nine-week period was unfavorably impacted by $30,104,000, or $0.66 per basic and diluted share, related to the impairment of intangible and other assets charges noted above.

THIRTEEN WEEKS ENDED SEPTEMBER 27, 2025 COMPARED TO THIRTEEN WEEKS ENDED SEPTEMBER 28, 2024

Revenue for the 2025 thirteen-week period was $1,205,406,000, a decrease of $8,461,000, or less than 1%, compared to the 2024 thirteen-week period. Transportation revenue decreased $7,532,000, or less than 1%. The number of loads hauled and revenue per load on transportation revenue were both approximately flat as compared to the 2024 thirteen-week period. Reinsurance premiums were $14,604,000 and $15,533,000 for the 2025 and 2024 thirteen-week periods, respectively. The decrease in revenue from reinsurance premiums was primarily attributable to a decrease in the average number of trucks provided by BCO Independent Contractors in the 2025 thirteen-week period compared to the 2024 thirteen-week period.

Truck transportation revenue generated by third party truck capacity providers for the 2025 thirteen-week period was $1,089,896,000, representing 90% of total revenue, a decrease of $1,228,000, or less than 1%, compared to the 2024 thirteen-week period. Revenue per load on loads hauled by third party truck capacity providers and the number of loads hauled by third party truck capacity providers were both approximately flat in the 2025 thirteen-week period compared to the 2024 thirteen-week period.

Revenue per load on loads hauled via truck for the 2025 thirteen-week period was approximately flat compared to the 2024 thirteen-week period. Revenue per load on loads hauled via unsided/platform equipment and on loads hauled via van equipment increased less than 1% each, while revenue per load on less-than-truckload loadings decreased 5% and on loads hauled via other truck transportation services decreased 2%.

The number of loads hauled via truck for the 2025 thirteen-week period was approximately flat compared to the 2024 thirteen-week period. Loads hauled via less-than-truckload loadings increased 6%, loads hauled via other truck transportation services increased 5% and loaded hauled via unsided/platform equipment increased 4%, while loads hauled via van equipment decreased 3% as compared to the 2024 thirteen-week period.

Fuel surcharges billed to customers on revenue generated by BCO Independent Contractors are excluded from revenue. Fuel surcharges on Truck Brokerage Carrier revenue identified separately in billings to customers and included as a component of Truck Brokerage Carrier revenue were $28,216,000 and $29,560,000 in the 2025 and 2024 thirteen-week periods, respectively.

Transportation revenue generated by multimode capacity providers for the 2025 thirteen-week period was $95,938,000, or 8% of total revenue, a decrease of $1,390,000, or 1%, compared to the 2024 thirteen-week period. The number of loads hauled by multimode capacity providers decreased approximately 1% in the 2025 thirteen-week period compared to the 2024 thirteen-week period, and revenue per load on revenue generated by multimode capacity providers decreased approximately 1% over the same period. The decrease in the number of loads hauled by multimode capacity providers was due to a 14% decrease in ocean loadings and a 6% decrease in air loadings, while rail loadings increased 13%. The 14% decrease in ocean loadings was broad-based with decreases at several customers. The 6% decrease in air loadings was primarily attributable to decreased loadings at one specific customer. The 13% increase in rail loadings was primarily attributable to increased loadings at one specific agency. Revenue per load on loads hauled via rail intermodal decreased 1%, while revenue per load on loads hauled via air and ocean increased approximately 29% and 8%, respectively, during the 2025 thirteen-week period as compared to the 2024 thirteen-week period. The decrease in revenue per load on loads hauled by rail intermodal carriers was primarily attributable to several specific customers during the 2025 thirteen-week period. The increase in revenue per load on loads hauled by air cargo carriers was primarily attributable to the impact of high value air loadings at several specific customers during the 2025 thirteen-week period. The increase in revenue per load on loads hauled by ocean cargo carriers was primarily attributable to one specific customer during the 2025 thirteen-week period. Revenue per load on revenue generated by multimode capacity providers is influenced by many factors, including revenue mix among the various modes of transportation used, length of haul, complexity of freight, density of freight lanes, fuel costs and availability of capacity.

Purchased transportation was 77.7% and 77.8% of revenue in the 2025 and 2024 thirteen-week periods, respectively. The decrease in purchased transportation as a percentage of revenue was primarily due to a decreased rate of purchased transportation on revenue generated by Truck Brokerage Carriers. Commissions to agents were 8.2% and 8.1% of revenue in the 2025 and 2024 thirteen-week periods, respectively. The increase in commissions to agents as a percentage of revenue was primarily attributable to a decreased cost of purchased transportation as a percentage of revenue on revenue generated by Truck Brokerage Carriers.

Investment income was $3,293,000 and $3,922,000 in the 2025 and 2024 thirteen-week periods, respectively. The decrease in investment income was attributable to lower average rates of return on investments in the 2025 thirteen-week period and a lower average investment balance held by the insurance segment during the 2025 thirteen-week period.

Other operating costs increased $428,000 in the 2025 thirteen-week period compared to the 2024 thirteen-week period. The increase in other operating costs compared to the prior year was primarily due to increased trailer equipment maintenance costs, partially offset by the favorable resolution of a multi-year foreign sales tax matter.

Insurance and claims increased $2,610,000 in the 2025 thirteen-week period compared to the 2024 thirteen-week period. The increase in insurance and claims expense compared to the prior year was primarily due to increased net unfavorable development of prior years’ claims in the 2025 thirteen-week period and increased severity of current year trucking and cargo claims during the 2025 thirteen-week period, partially offset by a decrease in frequency of trucking accidents in the 2025 thirteen-week period. During the 2025 and 2024 thirteen-week periods, insurance and claims costs included $9,219,000 and $4,550,000 of net unfavorable adjustments to prior years’ claims estimates, respectively.

Selling, general and administrative costs increased $5,763,000 in the 2025 thirteen-week period compared to the 2024 thirteen-week period. The increase in selling, general and administrative costs compared to prior year was primarily attributable to increased stock-based compensation expense, increased employee benefit costs, primarily attributable to increased medical and pharmacy costs under the self-insured portion of the Company’s medical plan, increased legal fees, increased wages and increased information technology project consulting fees. Included in selling, general and administrative costs was stock-based compensation expense of $1,586,000 and a reduction to the Company’s stock compensation expense of $43,000 for the 2025 and 2024 thirteen-week periods, respectively.

Depreciation and amortization decreased $3,862,000 in the 2025 thirteen-week period compared to the 2024 thirteen-week period. The decrease in depreciation and amortization expense was primarily due to decreased depreciation on information technology software in the 2025 thirteen-week period.

Impairment of intangibles and other assets was $30,104,000 in the 2025 thirteen-week period. This was attributable to the impairment matters referenced above under “Expenses – Impairment of intangible and other assets.”

The year-over-prior-year change in interest and debt expense (income) was $1,386,000, with net interest and debt expense of $217,000 in the 2025 thirteen-week period compared to net interest and debt income of $1,169,000 in the 2024 thirteen-week period. The increase in interest and debt expense (income) was primarily attributable to decreased interest income earned on cash balances held by the transportation logistics segment and increased interest expense related to finance lease obligations.

The provisions for income taxes for the 2025 and 2024 thirteen-week periods were based on estimated annual effective income tax rates of 24.6% and 24.3%, respectively, adjusted for discrete events, such as benefits resulting from stock-based awards. The effective income tax rate for the 2025 thirteen-week period was 25.8%. The effective income tax rate was higher than the statutory federal income tax rate of 21% in the 2025 period primarily attributable to state taxes. The effective income tax rate for the 2024 thirteen-week period was 22.2%. The effective income tax rate was higher than the statutory federal income tax rate of 21% in the 2024 period primarily attributable to state taxes, partially offset by federal tax credits.

Net income was $19,364,000, or $0.56 per basic and diluted share, in the 2025 thirteen-week period. Net income was $50,033,000, or $1.41 per basic and diluted share, in the 2024 thirteen-week period. Net income during the 2025 thirteen-week period was unfavorably impacted by $30,104,000, or $0.66 per basic and diluted share, related to the impairment of intangible and other assets charges noted above.

CAPITAL RESOURCES AND LIQUIDITY

Working capital and the ratio of current assets to current liabilities were $626,030,000 and 2.0 to 1, respectively, at September 27, 2025, compared with $646,713,000 and 2.0 to 1, respectively, at December 28, 2024. Landstar has historically operated with current ratios within the range of 1.5 to 1 to 2.0 to 1. Cash provided by operating activities was $152,169,000 in the 2025 thirty-nine-week period compared with $225,439,000 in the 2024 thirty-nine-week period. The decrease in cash flow provided by operating activities was primarily attributable to the timing of collections of receivables and decreased net income, partially offset by the timing of payments of accounts payable.

The Company declared and paid $1.16 per share, or $40,465,000 in the aggregate, in cash dividends during the thirty-nine-week period ended September 27, 2025 and, during such period, also paid $70,632,000 of dividends payable which were declared in December 2024 and included in current liabilities in the consolidated balance sheet at December 28, 2024. The Company declared and paid $1.02 per share, or $36,325,000 in the aggregate, in cash dividends during the thirty-nine-week period ended September 28, 2024 and, during such period, also paid $71,433,000 of dividends payable which were declared in December 2023 and included in current liabilities in the consolidated balance sheet at December 30, 2023. During the thirty-nine-week period ended September 27, 2025, the Company purchased 995,168 shares of its common stock at a total cost of $143,908,000, including $142,512,000 in cash purchases and accrued excise tax of $1,396,000, which is included in other current liabilities in the consolidated balance sheet at September 27, 2025. The Company also paid $718,000 in excise tax on its common stock purchases, which was included in other current liabilities in the consolidated balance sheet at December 28, 2024. During the thirty-nine-week period ended September 28, 2024, the Company purchased 436,919 shares of its common stock at a total cost of $79,388,000, including $78,697,000 in cash purchases and accrued excise tax of $691,000, which was included in other current liabilities in the consolidated balance sheet at September 28, 2024. As of September 27, 2025, the Company may purchase in the aggregate up to 1,552,813 shares of its common stock under its authorized stock purchase programs. Long-term debt, including current maturities, was $77,131,000 at September 27, 2025, $25,176,000 lower than at December 28, 2024.

Shareholders’ equity was $888,704,000, or 92% of total capitalization (defined as long-term debt including current maturities plus equity), at September 27, 2025, compared to $972,439,000, or 90% of total capitalization, at December 28, 2024. The decrease in shareholders’ equity was primarily the result of purchases of shares of the Company’s common stock and dividends declared by the Company, partially offset by the result of net income in the 2025 thirty-nine-week period.

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

At September 27, 2025, the Company had no borrowings outstanding and $34,916,000 of letters of credit outstanding under the Credit Agreement. At September 27, 2025, there was $265,084,000 available for future borrowings under the Credit Agreement and access to an additional $300,000,000 under the Credit Agreement’s “accordion” feature. In addition, the Company has $75,331,000 in letters of credit outstanding as collateral for insurance claims that are secured by investments totaling $83,701,000 at September 27, 2025. Investments, all of which are carried at fair value, include primarily investment-grade bonds, asset-backed securities, commercial paper and U.S. Treasury obligations having maturities of up to five years. Fair value of investments is based primarily on quoted market prices. See “Notes to Consolidated Financial Statements” included herein for further discussion on measurement of fair value of investments.

Historically, the Company has generated sufficient operating cash flow to meet its debt service requirements, fund continued growth, both organic and through acquisitions, complete or execute share purchases of its common stock under authorized share purchase programs, pay dividends and meet working capital needs. As an asset-light provider of integrated transportation management solutions, the Company’s annual capital requirements for operating property are generally for trailing equipment and information technology hardware and software. In addition, a significant portion of the trailing equipment used by the Company is provided by third party capacity providers, thereby reducing the Company’s capital requirements. During the 2025 thirty-nine-week period, the Company purchased $7,673,000 of operating property. Landstar anticipates acquiring either by purchase or lease financing during the remainder of fiscal year 2025 approximately $23,000,000 in operating property consisting primarily of new trailing equipment to replace older trailing equipment and information technology hardware and software.

Management believes that available cash and cash flow from operations combined with the Company’s borrowing capacity under the Credit Agreement will be adequate to meet Landstar’s debt service requirements, fund continued growth, both internal and through acquisitions, pay dividends, complete the authorized share purchase programs and meet working capital needs.

LEGAL MATTERS

As previously disclosed by the Company in its Quarterly Report on Form 10-Q for the 2025 second quarter and in a Current Report on Form 8-K filed on August 13, 2025, a trial verdict (the “Verdict”) was rendered on August 6, 2025 in state court in El Paso County, Texas, in the matter of Eduardo Cabral, et. al. v. Landstar Ranger, Inc., et. al. (the “Cabral Matter”). The Verdict included a determination by the jury that Landstar Ranger acted as a broker and not as a motor carrier with respect to the transportation of the shipment involved in a tragic, catastrophic accident. The Verdict also determined that 15% of the total monetary damages were attributed to Landstar Ranger, or $3.42 million, of the $22.8 million total monetary damages, with the remainder of the total monetary damages being attributed to the hauling motor carrier, MyUniverse, and the MyUniverse truck driver. Based on knowledge of the facts, available insurance coverage and the analysis of the Company’s outside counsel, an immaterial accrual was included in insurance claims in the Company’s consolidated balance sheet as of September 27, 2025, with respect to the Cabral Matter. The plaintiffs, as well as Landstar Ranger, have filed post-trial motions and may attempt to appeal the Verdict. No assurances can be provided as to the probability of success with respect to any post-trial motions or appeals relating to the Verdict or the ultimate outcome of any such motions or appeals. The total cost associated with this matter, which may include post-judgment interest, bonding-related costs and legal and other professional fees, will depend on many factors and the ultimate financial impact, as well as the timing of the ultimate resolution of this matter, are difficult to predict.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Landstar provides for the estimated costs of self-insured claims primarily on an actuarial basis. The amount recorded for the estimated liability for claims incurred is based upon the facts and circumstances known on the applicable balance sheet date. The ultimate resolution of these claims may be for an amount greater or less than the amount estimated by the Company. The Company continually revises its existing claim estimates as new or revised information becomes available on the status of each claim. Historically, the Company has experienced both favorable and unfavorable development of prior years’ claims estimates within its various programs. During the 2025 and 2024 thirty-nine-week periods, insurance and claims costs included $22,860,000 and $6,666,000 of net unfavorable adjustments to prior years’ claims estimates, respectively. It is reasonably likely that the ultimate outcome of settling all outstanding claims will be more or less than the estimated claims liability at September 27, 2025, primarily due to the inherent difficulty in estimating the severity of commercial trucking claims and the potential judgment or settlement amount that may be incurred in connection with the resolution of such claims.

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

The revolving credit loans under the Credit Agreement as of September 27, 2025, at the option of Landstar, bear interest at (i) a forward-looking term rate based on the secured overnight financing rate plus 0.10% and an applicable margin ranging from 1.25% to 2.00%, or (ii) an alternate base rate plus an applicable margin ranging from 0.25% to 1.00%, in each case with the applicable margin determined based upon the Company’s Leverage Ratio, as defined in the Credit Agreement, at the end of the most recent applicable fiscal quarter for which financial statements have been delivered. The revolving credit facility bears a commitment fee, payable in arrears, of 0.20% to 0.30%, based on the Company’s Leverage Ratio at the end of the most recent applicable fiscal quarter for which financial statements have been delivered. During the entire third quarter of 2025 and as of September 27, 2025 and December 28, 2024, the Company had no borrowings outstanding under the Credit Agreement.

Long-term investments, all of which are available-for-sale and are carried at fair value, include investment-grade bonds and asset-backed securities having maturities of up to five years. Assuming that the long-term portion of investments remains at $86,139,000, the balance at September 27, 2025, a hypothetical increase or decrease in interest rates of 100 basis points would not have a material impact on future earnings on an annualized basis. Short-term investments consist primarily of short-term investment-grade instruments and the current maturities of investment-grade corporate bonds and asset-backed securities. Accordingly, any future interest rate risk on these short-term investments would not be material to the Company’s operating results.

Assets and liabilities of the Company’s Canadian and Mexican operations are translated from their functional currency to U.S. dollars using exchange rates in effect at the balance sheet date and revenue and expense accounts are translated at average monthly exchange rates during the period. Adjustments resulting from the translation process are included in accumulated other comprehensive income. Transactional gains and losses arising from receivable and payable balances, including intercompany balances, in the normal course of business that are denominated in a currency other than the functional currency of the operation are recorded in the statements of income when they occur. The assets held at the Company’s Canadian and Mexican subsidiaries at September 27, 2025 were collectively, as translated to U.S. dollars, less than 2% of total consolidated assets. Accordingly, translation gains or losses of approximately 25% or less related to the Canadian and Mexican operations would not be material.

Item 4. Controls and Procedures

As of the end of the period covered by this quarterly report on Form 10-Q, an evaluation was carried out, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended). Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of September 27, 2025 to provide reasonable assurance that information required to be disclosed by the Company in reports that it filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There were no changes in the Company’s internal control over financial reporting during the third quarter of 2025, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Company
The following table provides information regarding the Company’s purchase of its common stock during the period from June 29, 2025 to September 27, 2025, the Company’s third fiscal quarter:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares That May Yet Be Purchased Under the Programs
June 28, 2025				1,861,522
June 29, 2025 – July 26, 2025	—	$—	—	1,861,522
July 27, 2025 – August 23, 2025	65,519	130.41	65,519	1,796,003
August 24, 2025 – September 27, 2025	243,190	130.22	243,190	1,552,813

Total	308,709	$130.26	308,709

(1)	The average price paid per share does not include the 1% excise tax on net stock repurchases, as applicable.
On December 6, 2022, the Landstar System, Inc. Board of Directors authorized the Company to purchase up to 1,900,826 additional shares of the Company’s common stock from time to time in the open market and in privately negotiated transactions. On December 4, 2023, the Landstar System, Inc. Board of Directors authorized the Company to purchase up to 319,332 additional shares of its common stock from time to time in the open market and in privately negotiated transactions under its share purchase program. As of September 27, 2025, the Company had authorization to purchase in the aggregate up to 1,552,813 shares of its common stock under these programs. No specific expiration date has been assigned to the December 6, 2022 or December 4, 2023 authorizations.
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
A BCO independent contractor with a subsidiary of the Company was involved in a tragic vehicular accident during the 2025 fourth quarter. The Company is still in the process of investigating the facts concerning this incident and, as such, it is too soon to estimate the ultimate financial exposure of this tragic accident, and there can be no assurance that it will not have a material adverse impact on insurance and claims costs in the 2025 fourth quarter or in a future period.
During the thirteen-week period ended September 27, 2025, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Landstar’s securities that was intended to satisfy the affirmative defense conditions of Rule
10b5-1(c)
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

LANDSTAR SYSTEM, INC.

Date: October 28, 2025	/s/ Frank A. Lonegro
Frank A. Lonegro
President and Chief Executive Officer

Date: October 28, 2025	/s/ James P. Todd
James P. Todd
Vice President, Chief Financial Officer and Assistant Secretary