Form 10-K
period 2025-12-27
LANDSTAR SYSTEM INC
filed 2026-02-24
CIK 853816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form
10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 27, 2025
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
of the
Act). Yes ☐ No
☒
The aggregate market value of the voting stock held by
non-affiliates
of the registrant was $4,792,022,000 (based on the per share closing price on June 28, 2025, the last business day of the Company’s second fiscal quarter, as reported on the NASDAQ Global Select Market). In making this calculation, the registrant has assumed, without admitting for any purpose, that all directors and executive officers of the registrant, and no other persons, are affiliates.
The number of shares of the registrant’s common stock, par value $0.01 per share (the “Common Stock”), outstanding as of the close of business on January 23, 2026 was 34,058,726.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the following document are incorporated by reference in this Form
10-K
as indicated herein:

Document	Part of 10-K Into Which Incorporated
Proxy Statement relating to Landstar System, Inc.’s Annual Meeting of Stockholders scheduled to be held on May 5, 2026	Part III

LANDSTAR SYSTEM, INC.

2025 ANNUAL REPORT ON FORM 10-K

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

Description of Business

Landstar, is a technology-enabled, asset-light provider of integrated transportation management solutions delivering safe, specialized transportation services to a broad range of customers utilizing a network of agents, third party capacity providers and employees. The Company offers services to its customers across multiple transportation modes, with the ability to arrange for individual shipments of freight to comprehensive third party logistics solutions to meet all of a customer’s transportation needs. Landstar provides services principally throughout the United States and to a lesser extent in Canada and Mexico, and between the United States and Canada, Mexico and other countries around the world. The Company’s services emphasize safety, cargo security, information coordination and customer service and are delivered through a network of approximately 960 independent commission sales agents and over 70,000 third party capacity providers, primarily truck capacity providers, linked together by a series of digital technologies which are provided and coordinated by the Company. The nature of the Company’s business is such that a significant portion of its operating costs varies directly with revenue.

Landstar markets its integrated transportation management solutions primarily through independent commission sales agents and exclusively utilizes third party capacity providers to transport customers’ freight. Landstar’s independent commission sales agents enter into contractual arrangements with the Company and are responsible for locating freight, making that freight available to Landstar’s capacity providers and coordinating the transportation of the freight with customers and capacity providers. The Company’s third party capacity providers consist of independent contractors who provide truck capacity to the Company under exclusive lease arrangements (the “BCO Independent Contractors”), unrelated trucking companies who provide truck capacity to the Company under non-exclusive contractual arrangements (the “Truck Brokerage Carriers”), air cargo carriers, ocean cargo carriers and railroads. Through this network of agents and capacity providers linked together by Landstar’s ecosystem of digital technologies, Landstar operates an integrated transportation management solutions business primarily throughout North America with revenue of $4.7 billion during the most recently completed fiscal year. The Company reports the results of two operating segments: the transportation logistics segment and the insurance segment.

Transportation Logistics Segment

The transportation logistics segment provides a wide range of integrated transportation management solutions. Transportation services are provided by Landstar’s “Operating Subsidiaries”: Landstar Ranger, Inc., Landstar Inway, Inc., Landstar Ligon, Inc., Landstar Gemini, Inc., Landstar Transportation Logistics, Inc., Landstar Global Logistics, Inc., Landstar Express America, Inc., Landstar Canada, Inc., Landstar Metro, S.A.P.I. de C.V., and Landstar Blue, LLC. Transportation services offered by the Company include truckload, less-than-truckload and other truck transportation, rail intermodal, air cargo, ocean cargo, expedited ground and air delivery of time-critical freight, heavy-haul/specialized, hazardous materials (“haz-mat”), cold chain/temperature-controlled, U.S.-Canada and U.S.-Mexico cross-border, intra-Mexico, intra-Canada, project cargo and customs brokerage. Examples of the industries serviced by the transportation logistics segment include automotive parts and assemblies, consumer durables, building products, metals, chemicals, foodstuffs, heavy machinery, retail, electronics, military equipment and general commodities. In addition, the transportation logistics segment provides transportation services to other transportation companies, including third party logistics and less-than-truckload service providers. The independent commission sales agents market services provided by the transportation logistics segment. Billings for freight transportation services are typically charged to customers on a per shipment basis for the physical transportation of freight and are referred to as transportation revenue. See “Notes to Consolidated Financial Statements” for the amount of revenue from external customers and measure of profit attributable to the transportation logistics segment for the last three fiscal years.

Truck Transportation Services. The transportation logistics segment’s truck transportation services include a full array of truckload transportation for a wide range of commodities and, to a lesser degree, less-than-truckload and other truck transportation services. A significant portion of the Company’s truckload services is priced in the spot market and delivered over irregular or non-repetitive routes, while approximately 24% of the Company’s fiscal year 2025 truck transportation revenue was generated by BCO Independent Contractors utilizing Landstar provided trailing equipment, which frequently is used on more routine, regular routes. The Company utilizes a broad assortment of equipment, including dry and specialty vans of various sizes, unsided/platform trailers (including flatbeds, drop decks and specialty trailers) and temperature-controlled vans. Available truck transportation services also include short-to-long haul movement of containers by truck and expedited ground and dedicated power-only truck capacity. During fiscal year 2025, revenue generated by BCO Independent Contractors and Truck Brokerage Carriers was 38% and 53%, respectively, of consolidated revenue. Also, during fiscal year 2025, truck transportation revenue generated via van equipment and unsided/platform trailing equipment was 54% and 35%, respectively, of truck transportation revenue and less-than-truckload and other truck transportation revenue was 2% and 9%, respectively, of truck transportation revenue. The Company’s truck transportation services contributed 91% of consolidated revenue in fiscal year 2025, 90% of consolidated revenue in fiscal year 2024 and 91% of consolidated revenue in fiscal year 2023.

As previously disclosed by the Company in a Current Report on Form 8-K filed with the SEC on August 13, 2025, the Company entered into an arrangement with a financial advisor to actively market its Mexican subsidiary, Landstar Metro, S.A.P.I. de C.V. (“Landstar Metro”) and to consider other strategic alternatives for this subsidiary, which may involve a sale or other disposition in whole or in part of Landstar Metro during the Company’s 2026 fiscal year. It is not anticipated that a sale or other disposition of Landstar Metro will adversely affect the Company’s ability to provide U.S.-Mexico cross-border services, given that Landstar Metro is principally engaged in intra-Mexico truck transportation services. In connection with the decision to actively market Landstar Metro, the Company recorded a non-cash impairment charge of $7,530,000 to goodwill within the transportation logistics segment. Further, based on the expected fair value of Landstar Metro, net of costs to sell, the Company recognized an impairment on assets held for sale of $10,678,000. Both impairments are included in impairment of intangible and other assets within the Company’s consolidated statements of income.

Rail Intermodal Services. The transportation logistics segment’s rail intermodal services operate with contracts with Class 1 domestic and Canadian railroads, certain short-line railroads and most major asset-based intermodal equipment providers, including agreements with stacktrain operators and container and trailing equipment companies. In addition, the transportation logistics segment’s rail intermodal services operate with contracts with a vast network of local trucking companies that handle pick-up and delivery of rail freight. These contracts provide the transportation logistics segment the ability to transport freight via rail throughout the United States, Canada and Mexico. The transportation logistics segment’s rail intermodal service capabilities include trailer on flat car, container on flat car, box car and railcar. The transportation logistics segment’s rail intermodal services contributed 2% of consolidated revenue in each of fiscal years 2025, 2024 and 2023.

Air and Ocean Services. The transportation logistics segment provides domestic and international air services and ocean services to its customers. The Company executes international air freight transportation as an International Air Transport Association (“IATA”) certified Indirect Air Carrier (“IAC”) and international ocean freight transportation as an Ocean Transportation Intermediary (“OTI”) licensed by the Federal Maritime Commission (“FMC”) as a non-vessel operating common carrier (“NVOCC”) and ocean freight forwarder. Through its network of independent commission sales agents, relationships within a global network of foreign transportation intermediaries and contracts with a number of airlines and ocean lines, the transportation logistics segment provides efficient and cost effective door-to-door transportation to most points in the world for a vast array of cargo types such as over-sized break bulk, consolidations, full container loads, less-than container loads and refrigerated freight. The transportation logistics segment’s air and ocean services contributed 5% of consolidated revenue in fiscal year 2025, 6% of consolidated revenue in fiscal year 2024 and 5% of consolidated revenue in fiscal year 2023.

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

Revenue at the insurance segment represents reinsurance premiums from third party insurance companies that provide insurance programs to BCO Independent Contractors where all or a portion of the risk of loss is ultimately borne by Signature. Revenue at the insurance segment represented approximately 1% of the Company’s consolidated revenue in each of fiscal years 2025, 2024 and 2023. See “Notes to Consolidated Financial Statements” for the amount of revenue from external customers and measure of profit attributable to the insurance segment for the last three fiscal years.

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

The Company had 457 and 485 agents that each generated at least $1 million in Landstar revenue (the “Million Dollar Agents”) during fiscal years 2025 and 2024, respectively. Landstar revenue from the Million Dollar Agents in the aggregate represented 95% and 94% of consolidated revenue in 2025 and 2024, respectively. Included among the Company’s Million Dollar Agents, the Company had 77 independent sales agencies that generated at least $10 million in Landstar revenue during the 2025 fiscal year, which in aggregate comprised approximately 68% of Landstar’s consolidated revenue. Management believes that the majority of the Million Dollar Agents represent the Company exclusively. Historically, the Company has experienced very few terminations of its Million Dollar Agents, whether such terminations are initiated by the agent or the Company. Annual terminations of Million Dollar Agents have typically been less than 3% of the total number of Million Dollar Agents.

Third Party Capacity

The Company relies exclusively on independent third parties for its hauling capacity other than for trailing equipment owned or leased by the Company and utilized primarily by the BCO Independent Contractors. These third party transportation capacity providers consist of BCO Independent Contractors, Truck Brokerage Carriers, air and ocean cargo carriers and railroads. Landstar’s use of capacity provided by third parties allows it to maintain a lower level of capital investment, resulting in lower fixed costs and a higher return on invested capital. During fiscal year 2025, revenue generated by BCO Independent Contractors, Truck Brokerage Carriers and railroads represented approximately 38%, 53% and 2%, respectively, of the Company’s consolidated revenue. Collectively, revenue generated by air and ocean cargo carriers represented approximately 5% of the Company’s consolidated revenue during fiscal year 2025. Historically, variable contribution margin (defined as variable contribution, which is defined as revenue less variable costs of revenue, divided by revenue) generated from freight hauled by BCO Independent Contractors has been greater than that from freight hauled by other third party capacity providers. However, the Company’s insurance and claims costs, depreciation costs and other operating costs are incurred primarily in support of BCO Independent Contractor capacity. In addition, as further described in the “Corporate Services” section that follows, the Company incurs significantly higher selling, general and administrative costs in support of BCO Independent Contractor capacity as compared to the other modes of transportation. Purchased transportation costs are recognized over the freight transit period as the performance obligation to the customer is completed.

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

The Company’s BCO Independent Contractors are compensated primarily based on a contractually agreed-upon percentage of revenue generated by loads they haul. This percentage generally ranges from 62% to 70% where the BCO Independent Contractor provides only a tractor and 73% to 77% where the BCO Independent Contractor provides both a tractor and trailing equipment. The BCO Independent Contractor must pay substantially all of the expenses of operating his/her equipment, including driver wages and benefits, fuel, physical damage insurance, maintenance, highway use taxes and debt service, if applicable. The Company passes 100% of fuel surcharges billed to customers for freight hauled by BCO Independent Contractors to its BCO Independent Contractors. During fiscal year 2025, the Company billed customers $229 million in fuel surcharges and passed 100% of such fuel surcharges to the BCO Independent Contractors. These fuel surcharges are excluded from revenue and the cost of purchased transportation.

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

The number of trucks provided to the Company by BCO Independent Contractors was 8,514 at December 27, 2025, compared to 8,843 at December 28, 2024. At December 27, 2025, approximately 96% of the trucks provided by BCO Independent Contractors were provided by BCO Independent Contractors who provided five or fewer trucks to the Company. The number of trucks provided by BCO Independent Contractors fluctuates daily as a result of truck recruiting and truck terminations. The Company recruited more trucks in fiscal year 2025 than in fiscal year 2024 and terminated less trucks in fiscal year 2025 than in fiscal year 2024. However, the number of trucks recruited was less than the number of trucks terminated, resulting in an overall net decrease of 329 trucks during fiscal year 2025. Landstar’s BCO Independent Contractor truck turnover was approximately 31% in fiscal year 2025, compared to 35% in fiscal year 2024. Approximately 33% of 2025 turnover was attributable to BCO Independent Contractors who had been with the Company for less than one year. Management believes the factors that have historically favorably impacted turnover include the Company’s extensive agent network, the quantity and quality of available freight, the proprietary technology-based tools the Company makes available to BCO Independent Contractors to empower them to manage their businesses, the Company’s programs to reduce the operating costs of its BCO Independent Contractors and Landstar’s reputation for quality, safety, cargo security, service, reliability and financial strength. Sequential strengthening or weakening of revenue per load historically has also had a significant impact on BCO Independent Contractor turnover.

Truck Brokerage Carriers. At December 27, 2025, the Company maintained a database of over 62,000 approved Truck Brokerage Carriers who provide truck capacity to the Company. Truck Brokerage Carriers provide truck capacity to the Company under non-exclusive contractual arrangements and each operates under its own DOT-issued motor carrier operating authority. Truck Brokerage Carriers are paid either a negotiated rate for each load hauled or, to a lesser extent, a contractually agreed-upon fixed rate per load. The Company recruits, approves, establishes contracts with and tracks safety ratings and service records of these third party trucking companies. In addition to providing additional capacity to the Company, the use of Truck Brokerage Carriers enables the Company to pursue different types and quality of freight such as short-haul traffic, less-than-truckload and, in certain instances, lower-priced freight that generally would not be desirable to the Company’s BCO Independent Contractors.

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

Trailing Equipment

The Company offers its customers a large and diverse fleet of trailing equipment. The following table illustrates the mix of the trailing equipment as of December 27, 2025, either provided by the BCO Independent Contractors or owned or leased by the Company and made available primarily to BCO Independent Contractors. The Company also provides power-only services, as reported in other truck transportation revenue, utilizing trailing equipment generally provided by the shipper or other third party. In general, Truck Brokerage Carriers utilize their own trailing equipment when providing transportation services on behalf of Landstar. Power-only and Truck Brokerage Carrier trailing equipment is not included in the following table:

Trailers by Type
Van	14,523
Unsided/platform, including flatbeds, step decks, drop decks and low boys	2,751
Temperature-controlled	152

Total	17,426

Specialized services offered by the Company include those provided by a large fleet of platform trailers and multi-axle trailers capable of hauling extremely heavy or oversized loads. Management believes the Company, along with its network of capacity providers, offers one of the largest fleets of for-hire heavy/specialized trailing equipment in North America.

At December 27, 2025, 13,784 of the trailers available to the BCO Independent Contractors were owned by the Company and 601 were rented. In addition, at December 27, 2025, 3,041 trailers were provided by the BCO Independent Contractors. Approximately 24% of Landstar’s truck transportation revenue was generated on Landstar-provided trailing equipment during fiscal year 2025.

Customers

The Company’s customer base is highly diversified and dispersed across many industries, commodities and geographic regions. The Company’s top 100 customers accounted for approximately 46% of consolidated revenue during both fiscal years 2025 and 2024. Management believes that the Company’s overall size, ecosystem of digital technologies and applications, geographic coverage, access to equipment and diverse service capability offer the Company significant competitive marketing and operating advantages. These advantages allow the Company to meet the needs of even the largest shippers. Larger shippers often consider reducing the number of authorized carriers they use in favor of a small number of “core carriers,” such as the Company, whose size and diverse service capabilities enable these core carriers to satisfy most of the shippers’ transportation needs. The Company’s national account customers include the United States Department of Defense and many of the companies included in the Fortune 500. Large shippers also use third party logistics providers (“3PLs”) to outsource the management and coordination of their transportation needs. 3PLs and other transportation companies also utilize the Company’s available transportation capacity to satisfy their obligations to their shippers. There were eight transportation service providers, including 3PLs, included in the Company’s top 25 customers for fiscal year 2025. Management believes the Company’s network of agents and third party capacity providers allows it to efficiently attract and service smaller shippers which may not be as desirable to other large transportation providers (see above under “Agent Network”). No customer accounted for more than 8% of the Company’s 2025 revenue.

Technology and Artificial Intelligence (“AI”)

Landstar provides integrated transportation management solutions which emphasize customer service and information coordination among its independent commission sales agents, customers, capacity providers and employees. The Company is focused on identifying, purchasing or developing and implementing software applications and tools which integrate AI and are designed to: (i) assist Landstar independent commission sales agents in efficiently sourcing capacity, pricing transportation services and managing and analyzing the performance of their independent businesses, (ii) assist customers in meeting their transportation needs with an emphasis on safety, security and service, (iii) assist third party capacity providers in identifying desirable freight opportunities and operating their independent businesses, and (iv) improve operational and administrative efficiency throughout the Company.

Since 2016, Landstar has been executing a digital transformation strategy to ensure our network of agents, BCOs and other third party capacity providers remains highly competitive in an increasingly technology-driven freight environment. Our goal is enablement—delivering tools that help to automate the agent office, simplify the experience of operating as a Landstar business capacity owner or third-party carrier, and scale the efficiency and effectiveness of our entrepreneurs.

Those earlier efforts, branded as “Landstar 2020,” serve as the foundation of a long-term commitment to building and deploying industry-leading technology across our entire ecosystem. Landstar 2020 included the rollout of the following tools to participants within our network:

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

•

BCO Retention Tool: Landstar-proprietary application developed with data scientists using a variety of data inputs to help predict when the contractual relationship between a BCO Independent Contractor and Landstar may be at risk.

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

As we moved beyond Landstar 2020, we invested further in digital capabilities within our corporate operations and the support we provide to our entrepreneurial network, including the rollout of modern contact-center technology and significant upgrades to our financial, settlements, and back-office systems. These investments strengthen the overall connectivity and support provided to the Company’s entrepreneurial network.

The Company’s approach to technology is built through close collaboration with its independent commission sales agents and BCO Independent Contractors, with a focus on enabling growth. By aligning technology investments with the needs of our network of entrepreneurs, Landstar aims to deliver tools that are designed to drive growth and deliver wins in the highly competitive transportation sector.

In our independent commission sales agency model, growth may be constrained by the financial and technological resources of the agent, particularly for smaller agents. Agents may also view potential growth opportunities available to their small business as requiring an additional assumption of personal risk, due to many of the typical types of challenges faced by a small business seeking to scale-up in size: increased headcounts needs, greater financial investment, and increased management and operational complexity. Our objective has been to deploy technology to empower Landstar agents to grow, by offering tools that can automate workflows and improve efficiency within the agent’s business, while also helping to de-risk some of the types of challenges often faced by Landstar agents who are looking to grow.

Our objective with respect to technology investments geared to empower Landstar BCO Independent Contractors is to eliminate manual and administrative friction relating to how BCO Independent Contractors engage with Landstar and operate their businesses in order to enable BCOs to be more productive, haul more freight, and better serve Landstar agents and customers.

The end result is a differentiated value proposition for customers: a combination of advanced, purpose-built technology and highly motivated freight transportation and logistics professionals with a direct economic stake in delivering freight safely, securely, and with exceptional service.

Landstar believes that AI represents the next major acceleration of this strategy and will provide opportunities to strengthen the safety, security and service value proposition the Company offers to its customers. Management believes AI can be a strategic enhancement to the competitive advantage of the Landstar business model and a powerful enabler of our entrepreneurial ecosystem.

Importantly, Landstar’s AI strategy is evolutionary—the Company is building on the strong digital foundation already in place. Currently, machine learning is embedded within the following:

•	Pricing Tools and BCO Retention Tool, allowing both products to improve as we scale the available data.

•

Landstar’s new contact-center platform, which leverages AI to enhance the knowledge base of Landstar employee service representatives, analyze sentiment, automate routine tasks, summarize interactions, and free our teams to focus on higher-value problem solving.

•	Landstar agent portal, improving access to information, providing actionable business insights, and enabling better and faster decision making.

•	A new supply chain fraud detection solution that analyzes behavioral patterns, documentation, invoice images, and shipment characteristics to identify high-risk freight and reduce shipment losses.

Landstar has also established an AI task force that is working with transportation-focused agentic AI startups and established technology companies to accelerate AI applications across the shipment lifecycle and within agent offices. These efforts are focused on driving efficiency, increasing productivity, improving decision-making, and further unlocking growth across the network.

Since the launch of Landstar 2020 in 2016, the Company has invested approximately $220 million in these strategic development efforts, including approximately $28 million and $34 million, respectively, in fiscal years 2025 and 2024.

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

Self-Insured Claims

Potential liability associated with accidents in the trucking industry is severe and occurrences are unpredictable. Landstar retains liability through a self-insured retention for commercial trucking claims up to $5 million per occurrence. Historically, these third party insurance arrangements were based on policy year periods beginning on May 1 and ending on the subsequent April 30. Beginning with the policy year period commencing May 1, 2025, the Company and its third party insurance providers adjusted the applicable policy year period, beginning in 2026, to commence on June 1 and end on the subsequent May 31. All applicable third party insurance arrangements with a policy period ending April 30, 2026 have been amended to provide for a policy period ending May 31, 2026, as reflected below.

Effective May 1, 2023, the Company entered into a three year commercial auto liability insurance arrangement for losses incurred between $5 million and $10 million (the “2023 Initial Excess Policy”) with a third party insurance company. For commercial trucking claims incurred on or after May 1, 2023 through May 31, 2026, the 2023 Initial Excess Policy provides for an aggregate deductible of $18 million over the thirty-seven-month term ending May 31, 2026. After payment of the deductible, the 2023 Initial Excess Policy provides for a limit for a single loss of $5 million, with an aggregate limit of $15 million for the thirty-seven-month term ending May 31, 2026.

The Company also maintains third party insurance arrangements providing excess coverage for commercial trucking liabilities in excess of $10 million. These third party arrangements provide coverage on a per occurrence or aggregated basis. Over the past fifteen years, there has been a significant increase in the prevalence of trials in courts throughout the United States involving catastrophic injury and fatality claims against commercial motor carriers that have resulted in verdicts in excess of $10 million. Within the transportation logistics industry, these verdicts are often referred to as “Nuclear Verdicts.” The increase in Nuclear Verdicts has had a significant impact on the cost of commercial auto liability claims throughout the United States. Due to the increasing cost of commercial auto liability claims, the availability of excess coverage has significantly decreased, and the pricing associated with such excess coverage, to the extent available, has significantly increased. Since the annual policy year ended April 30, 2020, as compared to the annual policy year ending May 31, 2026, the Company experienced an increase of approximately $22 million, or approximately 400%, in the premiums charged by third party insurance companies to the Company for excess coverage for commercial trucking liabilities in excess of $10 million.

In addition to the significant increase in the cost to motor carriers relating to commercial auto liability claims throughout the United States, there has also been a very significant increase throughout the United States in the number of, and potential loss exposure associated with, claims asserted against freight brokers in connection with accidents involving motor carriers the freight broker has engaged and contracted with to haul a shipment. The claims asserted against freight brokers often involve claims of negligent selection of the motor carrier who was involved in the relevant accident. Within the transportation logistics industry, these matters are often referred to as “Broker Liability Claims.” For example, see the discussion of the Cabral Matter (as defined below) in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Legal Proceedings.” There is currently significant legal uncertainty regarding Broker Liability Claims as state and federal courts across the United States are divided as to whether such claims are preempted by federal law under the Federal Aviation Administration Authorization Act of 1994 (the “FAAAA”), or are subject to the “safety exception” under the FAAAA. The matter of Montgomery v. Caribe Transport II, LLC, in which the Company is not a party, is currently pending before the U.S. Supreme Court and may result in a ruling relating to federal preemption of Broker Liability Claims under the FAAAA. No assurances can be provided as to any such ruling by the U.S. Supreme Court, the timing thereof, or the impact any such ruling may have on pending or future Broker Liability Claims asserted against the Company, including the Cabral Matter.

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

Within the Company’s third party insurance arrangements providing excess coverage for commercial trucking liabilities, structured arrangements with third party reinsurers within a specific loss layer may include provisions that require additional payments of premium in the event of unfavorable loss experience or a refund of premium in the event of favorable loss experience. During the 2025 fiscal year, with respect to one such three-year commercial auto liability reinsurance arrangement relating to certain excess claims incurred between May 1, 2020 through April 30, 2023, the Company received $12,000,000 of cash payments from third party reinsurance providers in the form of a “no claims bonus” due to favorable loss experience with respect to claims incurred during the applicable policy period. As further described in Note 11 in the “Notes to Consolidated Financial Statements” in this Annual Report on Form 10-K, in connection with the Judgment (as defined below) in the Cabral Matter, the Company has recorded the “no claims bonus” within current insurance claims in the consolidated balance sheet as of December 27, 2025. The Company intends to vigorously appeal the Cabral Matter, including the Judgment; however, no assurances can be provided regarding whether the Company will ultimately be able to recognize a gain with respect to the “no claims bonus.” For more information about the Cabral Matter, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Legal Proceedings.”

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

Interstate motor carrier operations are subject to safety requirements prescribed by the FMCSA. Each truck operator, whether working as a BCO Independent Contractor or for a Truck Brokerage Carrier, is required to have a commercial driver’s license (“CDL”) and may be subject to mandatory drug and alcohol testing. Effective May 20, 2025, the FMCSA established a new enforcement policy with respect to English language proficiency (“ELP”) requirements applicable to commercial motor vehicle drivers and the ability of such drivers to communicate effectively with law enforcement and understand highway traffic signs throughout the United States. In 2025, the FMCSA also proposed amendments to federal regulations applicable to the issuance by State Driver’s Licensing Agencies (“SDLAs”) of CDLs to foreign-domiciled individuals in order to significantly limit the authority of SDLAs to issue and renew CDLs with respect to individuals domiciled in a foreign jurisdiction and/or who do not maintain a lawful immigration status in the United States. The FMCSA’s CDL licensing requirements, drug and alcohol testing requirements, ELP policy and non-domiciled CDL initiative have not adversely affected the Company’s ability to source the capacity necessary to meet its customers’ transportation needs.

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

Human Capital Resources

We believe our employees are among our most important resources and are critical to our continued success. Landstar has established “Core Values” to help guide employee behavior, decision-making and culture within our Company, and to foster alignment and engagement among our employees. Landstar’s Core Values are:

We focus significant attention on attracting and retaining talented and experienced individuals to manage and support our operations. To attract and retain top talent in our highly competitive industry, we have designed our compensation and benefits programs to provide a balanced and effective reward structure. Landstar seeks to compensate employees in a manner that is fair, consistent, and reflective of the external market and provides recognition for the achievement of individual strategic, operational, administrative and other goals, corporate objectives, and professional competencies while maintaining fiscal responsibility. Our short and long-term incentive programs are aligned with key business objectives and strategic goals and are intended to motivate strong performance. Our employees are eligible to participate in our medical, dental and vision programs, a 401(k) savings/retirement plan, flexible time-off, employer-provided life and disability insurance, our wellness program, our tuition reimbursement program, and an array of voluntary benefits designed to meet individual needs. We engage firms nationally recognized in the benefits area to objectively evaluate our programs and benchmark them against peers and other similarly situated organizations.

As of December 27, 2025, the Company and its subsidiaries employed 1,378 individuals, or 1,294 individuals excluding employees at Landstar Metro which is classified as held for sale. Two Landstar Ranger drivers (out of a Company total of approximately 8,514 drivers for BCO Independent Contractors) are members of the International Brotherhood of Teamsters. The turnover rate for Landstar employees located in the United States and Canada was 11% in 2025, 12% in 2024 and 14% in 2023. The Company considers relations with its employees to be good.

The Company has identified the following employee-focused goals:

•	Create and maintain an environment in which continuous improvement, collaboration and accountability are encouraged and expected by everyone within the organization;

•	Engage each Landstar employee in the Company’s vision to inspire and empower entrepreneurs to succeed in the highly competitive, technology driven freight transportation industry; and

•	Ensure that all Landstar employees fully understand the requirements of their job and the role their job plays within Landstar.

Landstar formally monitors employee satisfaction and engagement through periodic employee satisfaction and engagement surveys. The Company also uses employee roundtable and focus group discussions as well as exit interviews to monitor engagement and satisfaction.

Landstar provides comprehensive professional development opportunities to employees at all levels. Landstar’s learning and development department offers all employees the opportunity to participate in various learning tracks on topics including Leadership, Workplace Safety & Security, Customer Service and other core skills. Courses offered by the learning and development department are delivered by Landstar’s team of Association for Talent Development (ATD) certified trainers through both on-line and classroom settings.

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

As of the end of 2025, a majority of the Company’s employees work remotely or on a hybrid basis.

Item 1A. Risk Factors

Operational Risks

Increased severity or frequency of accidents and other claims or a material unfavorable development of existing claims. As noted above in Item 1, “Business — Factors Significant to the Company’s Operations — Self-Insured Claims,” potential liability associated with accidents in the trucking industry is severe and occurrences are unpredictable. Landstar retains liability through a self-insured retention for commercial trucking claims up to $5 million per occurrence. Historically, these third party insurance arrangements were based on policy year periods beginning on May 1 and ending on the subsequent April 30. Beginning with the policy year period commencing May 1, 2025, the Company and its third party insurance providers adjusted the applicable policy year period, beginning in 2026, to commence on June 1 and end on the subsequent May 31. All applicable third party insurance arrangements with a policy period ending April 30, 2026 have been amended to provide for a policy period ending May 31, 2026, as reflected below.

Effective May 1, 2023, the Company entered into a three year commercial auto liability insurance arrangement for losses incurred between $5 million and $10 million (the “2023 Initial Excess Policy”) with a third party insurance company. For commercial trucking claims incurred on or after May 1, 2023 through May 31, 2026, the 2023 Initial Excess Policy provides for an aggregate deductible of $18 million over the thirty-seven-month term ending May 31, 2026. After payment of the deductible, the 2023 Initial Excess Policy provides for a limit for a single loss of $5 million, with an aggregate limit of $15 million for the thirty-seven-month term ending May 31, 2026.

The Company also maintains third party insurance arrangements providing excess coverage for commercial trucking liabilities in excess of $10 million. These third party arrangements provide coverage on a per occurrence or aggregated basis. Over the past fifteen years, there has been a significant increase in the occurrence of trials in courts throughout the United States involving catastrophic injury and fatality claims against commercial motor carriers that have resulted in verdicts in excess of $10 million. Within the transportation logistics industry, these verdicts are often referred to as “Nuclear Verdicts.” The increase in Nuclear Verdicts has had a significant impact on the cost of commercial auto liability claims throughout the United States. Due to the increasing cost of commercial auto liability claims, the availability of excess coverage has significantly decreased, and the pricing associated with such excess coverage, to the extent available, has significantly increased. Since the annual policy year ended April 30, 2020, as compared to the annual policy year ending May 31, 2026, the Company experienced an increase of approximately $22 million, or approximately 400%, in the premiums charged by third party insurance companies to the Company for excess coverage for commercial trucking liabilities in excess of $10 million.

In addition to the significant increase in the cost to motor carriers relating to commercial auto liability claims throughout the United States, there has also been a very significant increase throughout the United States in the number of, and potential loss exposure associated with, claims asserted against freight brokers in connection with accidents involving motor carriers the freight broker has engaged and contracted with to haul a shipment. The claims asserted against freight brokers often involve claims of negligent selection of the motor carrier who was involved in the relevant accident. Within the transportation logistics industry, these matters are often referred to as “Broker Liability Claims.” For example, see the discussion of the Cabral Matter (as defined below) in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Legal Proceedings.” There is currently significant legal uncertainty regarding Broker Liability Claims as state and federal courts across the United States are divided as to whether such claims are preempted by federal law under the FAAAA, or are subject to the “safety exception” under the FAAAA. The matter of Montgomery v. Caribe Transport II, LLC, in which the Company is not a party, is currently pending before the U.S. Supreme Court and may result in a ruling relating to federal preemption of Broker Liability Claims under the FAAAA. No assurances can be provided as to any such ruling by the U.S. Supreme Court, the timing thereof, or the impact any such ruling may have on pending or future Broker Liability Claims asserted against the Company, including the Cabral Matter.

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

Within the Company’s third party insurance arrangements providing excess coverage for commercial trucking liabilities, structured arrangements with third party reinsurers within a specific loss layer may include provisions that require additional payments of premium in the event of unfavorable loss experience or a refund of premium in the event of favorable loss experience. During the 2025 fiscal year, with respect to one such three-year commercial auto liability reinsurance arrangement relating to certain excess claims incurred between May 1, 2020 through April 30, 2023, the Company received $12,000,000 of cash payments from third party reinsurance providers in the form of a “no claims bonus” due to favorable loss experience with respect to claims incurred during the applicable policy period. As further described in Note 11 in the “Notes to Consolidated Financial Statements” in this Annual Report on Form 10-K, in connection with the Judgment (as defined below) in the Cabral Matter, the Company has recorded the “no claims bonus” within current insurance claims in the consolidated balance sheet as of December 27, 2025. The Company intends to vigorously appeal the Cabral Matter, including the Judgment; however, no assurances can be provided regarding whether the Company will ultimately be able to recognize a gain with respect to the “no claims bonus.” For more information about the Cabral Matter, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Legal Proceedings.”

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

As noted below in Item 1, “Legal, Tax, Regulatory and Compliance Risks — Regulatory and legislative changes,” several of the Operating Subsidiaries maintain a federal hazardous materials safety permit in connection with the Company’s transportation of hazardous substances. In the event the Company is involved in a spill or other accident involving hazardous substances, there is a release of hazardous materials while such hazardous materials are being transported by the Company, or Landstar is found to be in violation of or fail to comply with applicable environmental laws or regulations in connection with the transportation of hazardous materials, the Company could be subject to clean-up costs and liabilities, including substantial fines or penalties or civil and criminal liability, any of which could have a material adverse effect on the Company’s business and results of operations.

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

In recent years, the amount and sophistication of fraud and cargo theft throughout the freight transportation and logistics supply chain has significantly increased. In particular, “strategic” cargo theft refers to instances when bad actors incorporate deceptive tactics to commit cargo theft. Such tactics may involve the use of fraud to deceive shippers, brokers, and/or carriers using a combination of methods including identity theft and impersonation, fictitious track-and-trace information, fictitious proof of delivery information and fraudulent carrier schemes. The Company has experienced, and may continue to experience, increases in the amount of cargo theft, including strategic cargo theft, resulting in increased exposure to liability from cargo claims. The Company has also experienced, and may continue to experience, incidences of other types of supply chain fraud, for example the fraud referenced in Note 19 in the “Notes to Consolidated Financial Statements” in this Annual Report on Form 10-K.

A material increase in the frequency or severity of accidents, cargo claims, or workers’ compensation claims, claims in connection with the transportation of hazardous materials, or the material unfavorable development of existing claims could have a material adverse effect on Landstar’s business, cost of insurance and claims and its results of operations.

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

Dependence on independent commission sales agents. As noted above in Item 1, “Business — Factors Significant to the Company’s Operations — Agent Network,” the Company markets its services primarily through independent commission sales agents. During fiscal year 2025, 457 agents generated revenue for Landstar of at least $1 million each, or in the aggregate approximately 95% of Landstar’s consolidated revenue. Included among these Million Dollar Agents, 77 agents generated at least $10,000,000 of Landstar revenue during the 2025 fiscal year, or in the aggregate approximately 68% of Landstar’s consolidated revenue. Of these larger agencies, two such Landstar independent commission sales agencies each generated over 10% of Landstar’s consolidated revenue, or in the aggregate approximately $994,000,000, or 21%, of Landstar’s consolidated revenue and approximately 16% of Landstar’s consolidated variable contribution in fiscal year 2025.

A number of these larger agencies, including the second largest of Landstar’s independent commission sales agents by revenue, maintain administrative operations in countries outside of North America where the risks may be different than in the United States or Canada due to geopolitical, legal or other risks associated with maintaining administrative operations in such foreign jurisdictions. There can be no assurance regarding the potential disruption and impact adverse geopolitical developments in these foreign jurisdictions could have on the ability of certain large independent commission sales agents to generate and maintain administrative operations in support of significant amounts of Landstar revenue. As disclosed in a Current Report on Form 8-K filed by the Company on February 28, 2022, the second largest Landstar independent commission sales agency by 2025 revenue referenced above, while based in the United States, has significant administrative operations located in Ukraine. The administrative operations of this agency were significantly disrupted during the onset of the Russian invasion of Ukraine and continue to be affected by the ongoing conflict. The Company also has another of its largest independent commission sales agencies, as measured by revenue, that is based in the United States but conducts a portion of its administrative operations in western Ukraine. Russian efforts to destroy infrastructure throughout Ukraine has impacted the availability of electricity and other basic utilities at various times throughout the country. The priority for Landstar and both of these agencies is the safety and well-being of these agencies’ Ukrainian workforces and their families. No assurances can be provided regarding the conflict between Russia and Ukraine and the extent of potential future operational disruption the conflict may have on either of these Landstar agencies and the related impact of these disruptions on the Company.

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

Disruptions or failures in the Company’s computer systems; cyber and other information security incidents. As noted above in Item 1, “Business — Factors Significant to the Company’s Operations — Technology,” the Company’s information technology systems used in connection with its operations are located in Jacksonville, Florida and to a lesser extent in Rockford, Illinois. In addition, the Company utilizes several third party data centers throughout the United States. Landstar relies, in the regular course of its business, on the proper operation of its information technology systems to link its extensive network of customers, employees, agents and third party capacity providers, including its BCO Independent Contractors. Moreover, a majority of the Company’s employees work remotely or on a hybrid basis. Although the Company has redundant systems for its critical operations, any significant disruption or failure of its technology systems or those of third party data centers on which it relies could significantly disrupt the Company’s operations and impose significant costs on the Company. Moreover, it is critical that the data processed by or stored in the Company’s information technology systems or otherwise in the Company’s possession remain confidential, as it often includes confidential, proprietary and/or competitively sensitive information regarding our customers, employees, agents and third party capacity providers, key financial and operational results and statistics, and our strategic plans, including technology innovations, developments and enhancements. Cyber incidents that impact the security, availability, reliability, speed, accuracy or other proper functioning of these systems and data, including outages, computer viruses, break-ins and similar disruptions, could have a significant impact on our operations. Accordingly, information security and the continued development and enhancement of the controls and processes designed to protect our systems, computers, software, data and networks from attack, damage or unauthorized access, including from AI enabled attacks, remain a priority for us. Our information systems and those of our third party service providers have been, and will likely continue to be, targeted by or subject to viruses, malware or other malicious codes, unauthorized access, cyber-attacks, cyber frauds, ransomware or other unauthorized occurrences which jeopardize the confidentiality, integrity or availability of our information or information systems. Cybersecurity threats are rapidly evolving and those threats and the means for obtaining access to our systems are becoming increasingly sophisticated. Cybersecurity threats can originate from a wide variety of sources including terrorists, nation states, financially motivated actors, hacktivists, internal actors, or third parties, such as external service providers or other third parties who may use an external service provider as a conduit to access our systems, and the techniques used change frequently and often are not recognized until after they have been launched. The rapid evolution and increased adoption of artificial intelligence technologies may intensify our cybersecurity risks including the deployment of artificial intelligence technologies by threat actors. Although we believe that we have robust security procedures and other safeguards in place, as threats continue to evolve, we may be required to expend additional resources to continue to enhance our information security measures and/or to investigate and remediate any security vulnerabilities. At any given time, we face known and unknown cybersecurity risks and threats that are not fully mitigated, and we may discover vulnerabilities as we continuously work to enhance our cybersecurity risk management program. A significant incident, including system failure, security breach, disruption by malware or ransomware, or other damage, could interrupt or delay our operations, damage our reputation with customers, agents, third party capacity providers, employees, vendors, investors or other stakeholders, cause a loss of customers, agents and/or third party capacity providers, expose us to a risk of loss or litigation, and/or cause us to incur significant time and expense to remedy such an event, any of which could have a material adverse impact on our results of operations and financial condition.

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

Adoption of artificial intelligence (“AI”). The Company uses, and will continue to expand its use of, machine learning and AI technologies to deliver services and operate its business. If the Company fails to successfully integrate AI into its digital ecosystem and business processes, or if it fails to keep pace with rapidly evolving AI technological developments, including attracting and retaining talented AI developers and programmers and cybersecurity personnel, the Company may face a competitive disadvantage. At the same time, the use or offering of AI technologies may result in new or expanded risks and liabilities, including enhanced government or regulatory scrutiny, litigation, privacy and compliance issues, ethical or confidentiality concerns, reputational harm, and security risks. It is not possible to predict all of the risks related to the use of AI, and changes in laws, rules, directives, and regulations governing the use of AI may adversely affect the Company’s ability to develop and use AI or subject it to legal liability. The cost of complying with laws and regulations governing AI could be significant and could increase our operating expenses, which could adversely affect our business, financial condition, and results of operations. Further, market demand and acceptance of AI technologies, including by our independent commission sales agents and BCO Independent Contractors, are uncertain, and we may be unsuccessful in efforts to further incorporate AI into our ecosystem of digital tools that are designed to: (i) assist Landstar independent commission sales agents in efficiently sourcing capacity, pricing transportation services and managing and analyzing the performance of their independent businesses, (ii) assist customers in meeting their transportation needs, (iii) assist third party capacity providers in identifying desirable freight opportunities and operating their independent businesses, and (iv) improve operational and administrative efficiency throughout the Company.

Acquisitions, Divestitures and Investments. The Company periodically considers acquisitions and equity investments that it believes are strategically important based on the potential that any such acquisition or investment candidate would further strengthen the Company’s strategic goals and service offerings. The Company makes no assurance that it will be able to successfully achieve its strategic goals as it relates to any such acquisition or investment. Further, the Company may have difficulties integrating acquired companies or efficiently managing divestitures. For potential acquisitions, success may depend upon efficiently integrating the acquired business into our existing systems and operations. If we complete a large acquisition or multiple acquisitions within a short period of time, we may experience heightened difficulties integrating the acquired companies. The Company would also be required to integrate these acquired businesses into our internal control environment, which may present challenges that are different than those presented by organic growth and that may be difficult to manage. If we are unable to successfully integrate and grow any acquired businesses and to realize contemplated revenue synergies and cost savings from such acquisitions, our business, prospects, results of operations, financial position, and cash flows could be materially and adversely affected.

During 2017, the Company established Landstar Metro, S.A.P.I. de C.V. (“Landstar Metro”), which acquired substantially all of the assets of the asset-light transportation logistics business of Fletes Avella, S.A. de C.V. Landstar Metro provides freight and logistics services within Mexico and in conjunction with Landstar’s U.S.-Mexico cross-border services. The Company’s initial investment in Landstar Metro was approximately $8.5 million. The carrying value of the Company’s investment in Landstar

Metro, as of December 27, 2025, was approximately $6.5 million, reflecting additional investment and the results of operations of Landstar Metro since inception, less non-cash impairment charges. Landstar Metro is subject to certain risks arising from doing business in Mexico, including: changes in Mexico’s economic strength; changes in trade agreements, US-Mexico trade relations, or the imposition of tariffs on imports from Mexico and related retaliatory tariffs that may be imposed by the Mexican government; disruptions related to port of entry restrictions; difficulties in enforcing contractual obligations; foreign currency fluctuations; theft or vandalism of equipment; and social, political, and economic instability. As previously disclosed in a Current Report on Form 8-K, filed with the SEC on August 13, 2025, in connection with an annual strategic review of the Company’s operations, the Company determined that Landstar Metro has not been able to meet the Company’s strategic or operational goals and expectations, and, in connection therewith, the Company entered into an arrangement with a financial advisor to actively market Landstar Metro and consider strategic alternatives for this business, which may involve a sale or other disposition in whole or in part of Landstar Metro. No assurances can be provided regarding any potential sale or other disposition of Landstar Metro and whether any additional non-cash impairment charges or other additional charges and expenses will be incurred by the Company in connection with this sale process or upon any ultimate disposition of Landstar Metro.

Economic, Competitive and Industry Risks

Decreased demand for transportation services; U.S. trade relationships and potential or imposed tariffs. The transportation industry historically has experienced cyclical financial results as a result of slowdowns in economic activity, the business cycles of customers, and other economic factors beyond Landstar’s control. If a slowdown in economic activity or a downturn in the Company’s customers’ business cycles causes a reduction in the volume of freight shipped by those customers, the Company’s operating results could be materially adversely affected.

Moreover, Landstar hauls a significant number of shipments that have either been imported into the United States or are destined for export from the United States. There is significant uncertainty in the marketplace as to the potential actions of the U.S. government with respect to international trade policy, and the impact of tariffs may significantly adversely impact our customers, our industry, and our business. The U.S. government has made significant changes in U.S. trade policy, including the imposition on April 2, 2025, of a baseline tariff of 10% on product imports from almost all countries and individualized higher tariffs on certain other countries. While the announcement of the tariffs has been followed by announcements of limited exceptions and temporary pauses, certain foreign governments either have taken or are threatening to take retaliatory actions in response. The changes in U.S. trade policy and tariffs have caused uncertainty and volatility in financial markets. Further, there is potential for significant disruption with respect to trade between the United States and, respectively, Mexico and Canada, in connection with the anticipated review in 2026 of the United States-Mexico-Canada Agreement and related potential impacts on trade, tariffs and border duties and taxes throughout North America. Moreover, on February 20, 2026, the U.S. Supreme Court ruled that the U.S. government cannot use the International Emergency Economic Powers Act (“IEEPA”) to impose tariffs, overturning certain recent tariffs announced throughout 2025, including those on global imports from China, Canada and Mexico. This decision creates uncertainty about the immediate path forward for many supply chains, as billions of dollars in duties are now in question and the process for potential refunds remains unclear. Further, not all tariffs announced throughout 2025 will be impacted by this U.S. Supreme Court decision since many tariffs were imposed under other legal authorities that remain in effect and new tariffs may continue to be implemented through these other legal authorities. Tariffs or other trade restrictions may lead to continuing uncertainty and volatility in U.S. and global financial and economic conditions, declining consumer confidence, inflation or an economic slowdown. These tariffs or other trade restrictions, including corresponding actions taken by other countries in response to U.S. governmental actions or continuing uncertainty around the timing, scope, level, magnitude, duration and product range of tariffs, could have an adverse economic impact in the markets in which the Company operates, could cause reduced demand for the Company’s services and a reduction in the volume of shipments transported by the Company’s network, and could have a material adverse effect on Landstar’s results of operations.

Substantial industry competition. As noted above in Item 1, “Business — Factors Significant to the Company’s Operations — Competition,” Landstar competes primarily in the transportation and logistics services industry. This industry is extremely competitive and fragmented. Landstar competes primarily with truckload carriers, intermodal transportation service providers, railroads, less-than-truckload carriers, third party logistics companies, freight brokers and other asset-light transportation and logistics service providers. Management believes that competition for the freight transported by the Company is based on service, efficiency, safety and freight rates, which are influenced significantly by the economic environment, particularly the amount of available transportation capacity and freight demand. In recent years, the use of technology and the implementation of technology-based innovations, which may increasingly incorporate AI, have become increasingly important to compete within the transportation and logistics industry. In particular, management believes leadership in the development, operation and support of an ecosystem of digital technologies and applications is an ongoing part of providing high quality service. The failure of the Company to maintain or enhance its technology ecosystem in response to changing demands from customers, agents, and capacity providers could have a significant adverse impact on Landstar’s ability to compete for customers, agents and capacity providers in the transportation and logistics industry.

In addition, competition in our industry, historically, has created downward pressure on freight rates. Many large shippers use 3PLs other than the Company to outsource the management and coordination of their transportation needs rather than directly arrange for transportation services with carriers. As noted above, there were eight transportation service providers, including 3PLs, included in the Company’s top 25 customers for the fiscal year ended December 27, 2025. Usage by large shippers of 3PLs often provides carriers, such as the Company, with a less direct relationship with the shipper and, as a result, may increase pressure on freight rates while making it more difficult for the Company to compete primarily based on service and efficiency. A prolonged decrease in freight rates could have a material adverse effect on Landstar, including its revenue and operating income.

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

In particular, the FMCSA may propose regulatory changes that affect the operation of commercial motor carriers across the United States. For example, effective May 20, 2025, the FMCSA established a new enforcement policy with respect to English language proficiency (“ELP”) requirements applicable to commercial motor vehicle drivers and the ability of such drivers to communicate effectively with law enforcement and understand highway traffic signs throughout the United States. In 2025, the FMCSA also proposed amendments to federal regulations applicable to the issuance by State Driver’s Licensing Agencies (“SDLAs”) of CDLs to foreign-domiciled individuals in order to significantly limit the authority of SDLAs to issue and renew CDLs with respect to individuals domiciled in a foreign jurisdiction and/or who do not maintain a lawful immigration status in the United States. It is difficult to predict in what form FMCSA regulations may be implemented, modified or enforced and what impact any such regulations may have on motor carrier operations or the aggregate number of trucks that provide hauling capacity to the Company. No assurances can be given with respect to what impact new or revised motor carrier oversight programs implemented by the FMCSA could have on the Company, its motor carrier operations or the aggregate number of trucks that provide hauling capacity to the Company.

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

Supply Chain Fraud Matter. As disclosed in a Current Report on Form 8-K filed with the SEC on April 2, 2025 and the Company’s Quarterly Report on Form 10-Q for the 2025 first quarter, filed with the SEC on May 13, 2025, during the last week of the Company’s 2025 first fiscal quarter, the Company identified a supply chain fraud relating to the Company’s international freight forwarding operations (the “Supply Chain Fraud Matter”). The Supply Chain Fraud Matter did not involve the Company’s core North American truckload services. The Company’s financial results for the fiscal year ended December 27, 2025 included a $4.8 million pre-tax expense, or $0.10 per basic and diluted share, relating to this matter. This expense reflected the total anticipated aggregate adverse financial impact to Landstar relating to the fraud, net of certain actual and anticipated recoveries and before taking into account the cost of legal and other professional fees as well as additional potential recoveries in the future. No assurance can be provided with respect to the Company’s ability to collect anticipated recoveries relating to the Supply Chain Fraud Matter or the cost of legal and other professional fees that may be incurred by the Company in the future in connection with such collection efforts related to the Supply Chain Fraud Matter. The inability of the Company to recover additional amounts relating to the Supply Chain Fraud Matter could impose additional adverse financial impact and costs on the Company.

Potential changes in taxes. From time to time, various legislative proposals are introduced to increase federal, state, or local taxes. The Company cannot predict whether, or in what form, any increase in corporate income tax rates, state tax rates, taxes related to the procurement of insurance, motor fuel tax rates or other tax rates applicable to the transportation services provided by the Company will be enacted and, if enacted, how such increased tax rates may impact the Company. As an example, for every 100 basis point increase in the U.S. corporate income tax rate, the Company would recognize a one-time tax charge of approximately $1,000,000 in connection with revaluing its ending net deferred tax liabilities at December 27, 2025. With respect to potential increases in fuel and similar taxes, it is unclear whether or not the Company’s Truck Brokerage Carriers would attempt to pass the increase on to the Company or if the Company will be able to reflect this potential increased cost of capacity, if any, in prices to customers. Any such increase in fuel taxes, without a corresponding increase in price to the customer, could have a material adverse effect on Landstar, including its results of operations and financial condition. Moreover, competition from other transportation service companies including those that provide non-trucking modes of transportation would likely increase if state or federal taxes on fuel were to increase without a corresponding increase in taxes imposed upon other modes of transportation.

On August 16, 2022, the Inflation Reduction Act was signed into law and established a one percent excise tax on stock repurchases made by publicly traded U.S. corporations. This provision was effective for tax years beginning after December 31, 2022. Accrued excise tax of $1,762,000 was included in other current liabilities in the consolidated balance sheet at December 27, 2025. The excise tax could have an adverse effect on the Company’s cash flows in future years.

General Risk Factors

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
The Company has established a Management Risk Committee. The Management Risk Committee meets at least quarterly and considers cybersecurity threat risks alongside other types of risks as part of the Company’s risk assessment and management process. Members of the Management Risk Committee regularly engage in discussions and meetings relating to cybersecurity risk management and strategy processes and the prevention, detection, mitigation and remediation of cybersecurity incidents. Members of our IT department collaborate with the Management Risk Committee, as necessary, to gather insights for identifying and assessing cybersecurity threats, their severity, and potential mitigations. Our cybersecurity risk management and strategy processes are led by the Chief Information Officer and the Chief Information Security Officer, who are each members of the Management Risk Committee.
The Company has also established an Executive Risk Committee that meets monthly and focuses on enterprise risk management. The Executive Risk Committee is comprised of the Chief Executive Officer, the Chief Financial Officer, the Chief Safety and Operations Officer and the General Counsel. The Chief Information Officer and the Chief Information Security Officer regularly meet with the Executive Risk Committee to review and consider cybersecurity-related risks from an enterprise risk management perspective.
The Chief Information Security Officer leads a team of IT professionals that includes individuals with significant cybersecurity expertise. The Chief Information Security Officer has over 30 years of experience in cybersecurity and information technology across multiple publicly traded organizations, with the responsibility for leading and managing cybersecurity, developing cybersecurity strategy, and designing and implementing effective cybersecurity programs. Prior to joining the Company in June 2025, the Chief Information Security Officer served as Chief Information Security Officer of LL Flooring. The team of IT professionals led by the Chief Information Security Officer includes individuals with relevant academic credentials and industry-recognized certifications, including Certified Information Security Systems Professional (CISSP), GIAC Foundational Cybersecurity Technologies (GFACT), GIAC Certified Incident Handler Certification (GCIH), GIAC Security Essentials (GSEC), ITIL 4 Foundations, Qualys Certified Specialist—Vulnerability Management Detection & Response, Microsoft Technology Associate: Security Fundamentals, Google Cloud Certified: Professional Cloud Security Engineer, Cisco Certified CyberOps Associate, Cisco Certified Network Associate (CCNA), CompTIA Security+, and CompTIA Pentest+.
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
Cybersecurity is an important part of our risk management processes and an area of focus for our Board and management. The Safety and Risk Committee of the Board is responsible for the oversight of risks from cybersecurity threats. At least semi-annually, the Management Risk Committee and, subsequently, the Safety and Risk Committee of the Board receive an overview of our cybersecurity threat risk management and strategy processes from the Chief Information Officer and Chief Information Security Officer. These sessions typically cover topics such as data security posture, results from third party assessments, progress towards risk-mitigation-related goals, our incident response plan, cybersecurity vendors and products, and material risks from cybersecurity threats, incidents and developments, as well as the steps management has taken to respond to such risks. Material cybersecurity threat risks are also considered during separate Board and Board committee meeting discussions relating to matters such as enterprise risk management, IT strategy, internal controls over financial reporting and business continuity planning.
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
Item 3.
Legal Proceedings
See Item 7, “
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Legal Proceedings.
”
Item 4.
Mine Safety Disclosures
Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Common Stock of the Company is listed and traded on the NASDAQ Global Select Market under the symbol “LSTR.”

The reported last sale price per share of the Common Stock as reported on the NASDAQ Global Select Market on January 23, 2026 was $153.94 per share. As of such date, Landstar had 34,058,726 shares of Common Stock outstanding and had 148 stockholders of record of its Common Stock. However, the Company estimates that it has a significantly greater number of stockholders because a substantial number of the Company’s shares are held by brokers or dealers for their customers in street name.

Purchases of Equity Securities by the Company

The following table provides information regarding the Company’s purchase of its Common Stock during the period from September 28, 2025 to December 27, 2025, the Company’s fourth fiscal quarter:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares That May Yet Be Purchased Under the Programs
September 27, 2025				1,552,813
Sept. 28, 2025 – Oct. 25, 2025	—	$—	—	1,552,813
Oct. 26, 2025 – Nov. 22, 2025	230,462	127.11	230,462	1,322,351
Nov. 23, 2025 – Dec. 27, 2025	56,233	130.39	56,233	1,266,118

Total	286,695	$127.76	286,695

(1)	The average price paid per share does not include the 1% excise tax on net stock repurchases, as applicable.

On December 7, 2021, the Landstar System, Inc. Board of Directors authorized the Company to purchase up to 1,912,824 shares of the Company’s Common Stock from time to time in the open market and in privately negotiated transactions. This program was completed during fiscal year 2025. On December 6, 2022, the Landstar System, Inc. Board of Directors authorized the Company to purchase up to 1,900,826 additional shares of the Company’s Common Stock from time to time in the open market and in privately negotiated transactions. On December 4, 2023, the Landstar System, Inc. Board of Directors authorized the Company to purchase up to 319,332 additional shares of its Common Stock from time to time in the open market and in privately negotiated transactions under its share purchase program. As of December 27, 2025, the Company had authorization to purchase in the aggregate up to 1,266,118 shares of its Common Stock under these programs. No specific expiration date has been assigned to the December 6, 2022 or December 4, 2023 authorizations.

Equity Compensation Plan Information

The Company maintains a stock compensation plan for members of its Board of Directors, the 2022 Directors Stock Compensation Plan (the “2022 DSCP”), and an employee equity incentive plan, the 2011 Equity Incentive Plan (the “2011 EIP”). The following table presents information related to securities authorized for issuance under these plans at December 27, 2025:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted-average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Security Holders	0	0	2,854,641
Equity Compensation Plans Not Approved by Security Holders	0	0	0

Under the 2011 EIP, the issuance of (i) a non-vested share of Landstar Common Stock issued in the form of restricted stock and (ii) a share of Landstar Common Stock issued upon the vesting of a previously granted restricted stock unit each counts as the issuance of two securities against the number of securities available for future issuance. Included in the number of securities remaining available for future issuance under equity compensation plans were 172,859 shares of Common Stock reserved for issuance under the 2022 DSCP.

Financial Model Shareholder Returns

The following graph illustrates the return that would have been realized, assuming reinvestment of dividends, by an investor who invested $100 in each of the Company’s Common Stock, the Standard and Poor’s 500 Stock Index and the Dow Jones Transportation Stock Index for the period commencing December 26, 2020 through December 27, 2025.

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following is a “safe harbor” statement under the Private Securities Litigation Reform Act of 1995. Statements contained in this document that are not based on historical facts are “forward-looking statements.” This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Form 10-K contain forward-looking statements, such as statements which relate to Landstar’s business objectives, plans, strategies and expectations. Terms such as “anticipates,” “believes,” “estimates,” “intention,” “expects,” “plans,” “predicts,” “may,” “should,” “could,” “will,” the negative thereof and similar expressions are intended to identify forward-looking statements. Such statements are by nature subject to uncertainties and risks, including but not limited to: decreased demand for transportation services; U.S. trade relationships and potential or imposed tariffs; an increase in the frequency or severity of accidents or other claims; unfavorable development of existing accident claims; dependence on third party insurance companies; dependence on independent commission sales agents; dependence on third party capacity providers; the impact of the Russian conflict with Ukraine on the operations of certain independent commission sales agents, including the Company’s second largest such agent by revenue in the 2025 fiscal year; substantial industry competition; disruptions or failures in the Company’s computer systems; cyber and other information security incidents; dependence on key vendors; potential changes in taxes; status of independent contractors; regulatory and legislative changes; regulations focused on diesel emissions and other air quality matters; regulations requiring the purchase and use of zero-emission vehicles; intellectual property; acquisitions and investments; and other operational, financial or legal risks or uncertainties detailed in this and Landstar’s other SEC filings from time to time and described in Item 1A in this Form 10-K under the heading “Risk Factors.” These risks and uncertainties could cause actual results or events to differ materially from historical results or those anticipated. Investors should not place undue reliance on such forward-looking statements and the Company undertakes no obligation to publicly update or revise any forward-looking statements.

Introduction

Landstar System, Inc. and its subsidiary, Landstar System Holdings, Inc. (collectively referred to herein with their subsidiaries and other affiliated companies as “Landstar” or the “Company”), is a technology-enabled, asset-light provider of integrated transportation management solutions delivering safe, specialized transportation services to a broad range of customers utilizing a network of agents, third party capacity providers and employees. The Company offers services to its customers across multiple transportation modes, with the ability to arrange for individual shipments of freight to comprehensive third party logistics solutions to meet all of a customer’s transportation needs. Landstar provides services principally throughout the United States and to a lesser extent in Canada and Mexico, and between the United States and Canada, Mexico and other countries around the world. The Company’s services emphasize safety, cargo security, information coordination and customer service and are delivered through a network of approximately 960 independent commission sales agents and over 70,000 third party capacity providers, primarily truck capacity providers, linked together by a series of digital technologies which are provided and coordinated by the Company. The nature of the Company’s business is such that a significant portion of its operating costs varies directly with revenue.

Landstar markets its integrated transportation management solutions primarily through independent commission sales agents and exclusively utilizes third party capacity providers to transport customers’ freight. Landstar’s independent commission sales agents enter into contractual arrangements with the Company and are responsible for locating freight, making that freight available to Landstar’s capacity providers and coordinating the transportation of the freight with customers and capacity providers. The Company’s third party capacity providers consist of independent contractors who provide truck capacity to the Company under exclusive lease arrangements (the “BCO Independent Contractors”), unrelated trucking companies who provide truck capacity to the Company under non-exclusive contractual arrangements (the “Truck Brokerage Carriers”), air cargo carriers, ocean cargo carriers and railroads. Through this network of agents and capacity providers linked together by Landstar’s ecosystem of digital technologies, Landstar operates an integrated transportation management solutions business primarily throughout North America with revenue of $4.7 billion during the most recently completed fiscal year. The Company reports the results of two operating segments: the transportation logistics segment and the insurance segment.

The transportation logistics segment provides a wide range of integrated transportation management solutions. Transportation services are provided by Landstar’s “Operating Subsidiaries”: Landstar Ranger, Inc., Landstar Inway, Inc., Landstar Ligon, Inc., Landstar Gemini, Inc., Landstar Transportation Logistics, Inc., Landstar Global Logistics, Inc., Landstar Express America, Inc., Landstar Canada, Inc., Landstar Metro, S.A.P.I. de C.V., and Landstar Blue, LLC. Transportation services offered by the Company include truckload, less-than-truckload and other truck transportation, rail intermodal, air cargo, ocean cargo, expedited ground and air delivery of time-critical freight, heavy-haul/specialized, hazardous materials (“haz-mat”), cold chain/temperature-controlled, U.S.-Canada and U.S.-Mexico cross-border, intra-Mexico, intra-Canada, project cargo and customs brokerage. Examples of the industries serviced by the transportation logistics segment include automotive parts and assemblies, consumer durables, building products, metals, chemicals, foodstuffs, heavy machinery, retail, electronics, military equipment and general commodities. In addition, the transportation logistics segment provides transportation services to other transportation companies, including third party logistics and less-than-truckload service providers. The independent commission sales agents market services provided by the transportation logistics segment. Billings for freight transportation services are typically charged to customers on a per shipment basis for the physical transportation of freight and are referred to as transportation revenue. During fiscal year 2025, revenue generated by BCO Independent Contractors, Truck Brokerage Carriers and railroads represented approximately 38%, 53% and 2%, respectively, of the Company’s consolidated revenue. Collectively, revenue generated by air and ocean cargo carriers represented approximately 5% of the Company’s consolidated revenue during fiscal year 2025.

The insurance segment is comprised of Signature Insurance Company (“Signature”), a wholly owned offshore insurance subsidiary, and Risk Management Claim Services, Inc. The insurance segment provides risk and claims management services to certain of Landstar’s Operating Subsidiaries. In addition, it reinsures certain risks of the Company’s BCO Independent Contractors and provides certain property and casualty insurance and reinsurance to certain of Landstar’s Operating Subsidiaries. Revenue at the insurance segment represents reinsurance premiums from third party insurance companies that provide insurance programs to BCO Independent Contractors where all or a portion of the risk is ultimately borne by Signature. Revenue at the insurance segment represented approximately 1% of the Company’s consolidated revenue for fiscal year 2025.

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

	Fiscal Years
	2025	2024	2023
Number of Million Dollar Agents	457	485	524

Average revenue generated per Million Dollar Agent	$9,827,000	$9,388,000	$9,645,000

Percent of consolidated revenue generated by Million Dollar Agents	95%	94%	95%

In fiscal year 2025, the change in the number of Million Dollar Agents was primarily attributable to agents who remained with the Company yet experienced lower year-over-year revenue that resulted in such agents moving below the Million Dollar Agent category due to the soft freight demand environment. Included among the Company’s Million Dollar Agents in the 2025 fiscal year, the Company had 77 independent sales agencies that generated at least $10 million in Landstar revenue. In fiscal year 2024, the change in the number of Million Dollar Agents was primarily attributable to agents who remained with the Company yet experienced lower year-over-year revenue that resulted in such agents moving below the Million Dollar Agent category due to the soft freight demand environment. Included among the Company’s Million Dollar Agents in the 2024 fiscal year, the Company had 81 independent sales agencies that generated at least $10 million in Landstar revenue.

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

	Fiscal Years
	2025	2024	2023
Revenue generated through (in thousands):
Truck transportation
Truckload:
Van equipment	$2,328,386	$2,447,810	$2,742,281
Unsided/platform equipment	1,527,802	1,455,663	1,490,393
Less-than-truckload	95,856	99,828	117,683
Other truck transportation (1)	383,970	343,253	479,173

Total truck transportation	4,336,014	4,346,554	4,829,530
Rail intermodal	87,164	84,328	98,297
Ocean and air cargo carriers	241,433	289,902	266,638
Other (2)	79,149	98,461	108,857

	$4,743,760	$4,819,245	$5,303,322

Revenue on loads hauled via BCO Independent Contractors included in total truck transportation	$1,803,514	$1,821,989	$1,998,408
Number of loads:
Truck transportation
Truckload:
Van equipment	1,124,539	1,170,772	1,259,578
Unsided/platform equipment	487,060	476,815	504,765
Less-than-truckload	151,518	153,253	175,650
Other truck transportation (1)	180,683	160,120	201,407

Total truck transportation	1,943,800	1,960,960	2,141,400
Rail intermodal	29,970	27,970	29,620
Ocean and air cargo carriers	31,120	34,440	32,820

	2,004,890	2,023,370	2,203,840

Loads hauled via BCO Independent Contractors included in total truck transportation	798,050	814,150	898,610
Revenue per load:
Truck transportation
Truckload:
Van equipment	$2,071	$2,091	$2,177
Unsided/platform equipment	3,137	3,053	2,953
Less-than-truckload	633	651	670
Other truck transportation (1)	2,125	2,144	2,379
Total truck transportation	2,231	2,217	2,255
Rail intermodal	2,908	3,015	3,319
Ocean and air cargo carriers	7,758	8,418	8,124
Revenue per load on loads hauled via BCO Independent Contractors	$2,260	$2,238	$2,224
Revenue by capacity type (as a % of total revenue):
Truck capacity providers:
BCO Independent Contractors	38%	38%	38%
Truck Brokerage Carriers	53%	52%	53%
Rail intermodal	2%	2%	2%
Ocean and air cargo carriers	5%	6%	5%
Other	2%	2%	2%

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

Expenses

Purchased transportation

Also critical to the Company’s success is its ability to secure capacity, particularly truck capacity, at rates that allow the Company to profitably transport customers’ freight. The following table summarizes the number of available truck capacity providers as of the end of the three most recent fiscal years:

	Dec. 27, 2025	Dec. 28, 2024	Dec. 30, 2023
BCO Independent Contractors	7,712	8,082	9,024
Truck Brokerage Carriers:
Approved and active (1)	36,852	43,718	49,111
Other approved	25,938	26,527	27,524

	62,790	70,245	76,635

Total available truck capacity providers	70,502	78,327	85,659

Trucks provided by BCO Independent Contractors	8,514	8,843	9,809

(1)	Active refers to Truck Brokerage Carriers who moved at least one load in the 180 days immediately preceding the fiscal year end.

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

As further described in Note 18 in the “Notes to Consolidated Financial Statements” in this Annual Report on Form 10-K, during the last week of the Company’s 2025 first fiscal quarter, the Company identified a supply chain fraud relating to the Company’s international freight forwarding operations (the “Supply Chain Fraud Matter”). Other operating costs during the fiscal year ended December 27, 2025 included a $4.8 million expense relating to this matter. In addition, legal and other professional fees included in selling, general and administrative costs were slightly elevated during the Company’s 2025 fiscal year in connection with this matter.

Insurance and claims

With respect to insurance and claims cost, potential liability associated with accidents in the trucking industry is severe and occurrences are unpredictable.

Landstar retains liability through a self-insured retention for commercial trucking claims up to $5 million per occurrence. The Company also maintains third party insurance arrangements providing coverage for commercial trucking liabilities in excess of $5 million. Historically, these third party insurance arrangements were based on policy year periods beginning on May 1 and ending on the subsequent April 30. Beginning with the policy year period commencing May 1, 2025, the Company and its third party insurance providers adjusted the applicable policy year period, beginning in 2026, to commence on June 1 and end on the subsequent May 31. All applicable third party insurance arrangements with a policy period ending April 30, 2026, have been amended to provide for a policy period ending May 31, 2026, as reflected below.

Effective May 1, 2023, the Company entered into a three year commercial auto liability insurance arrangement for losses incurred between $5 million and $10 million (the “2023 Initial Excess Policy”) with a third party insurance company. For commercial trucking claims incurred on or after May 1, 2023 through May 31, 2026, the 2023 Initial Excess Policy provides for an aggregate deductible of $18 million over the thirty-seven-month term ending May 31, 2026. After payment of the deductible, the 2023 Initial Excess Policy provides for a limit for a single loss of $5 million, with an aggregate limit of $15 million for the thirty-seven-month term ending May 31, 2026.

The Company also maintains third party insurance arrangements providing excess coverage for commercial trucking liabilities in excess of $10 million. These third party arrangements provide coverage on a per occurrence or aggregated basis. Over the past fifteen years, there has been a significant increase in the occurrence of trials in courts throughout the United States involving catastrophic injury and fatality claims against commercial motor carriers that have resulted in verdicts in excess of $10 million. Within the transportation logistics industry, these verdicts are often referred to as “Nuclear Verdicts.” The increase in Nuclear Verdicts has had a significant impact on the cost of commercial auto liability claims throughout the United States. Due to the increasing cost of commercial auto liability claims, the availability of excess coverage has significantly decreased, and the pricing associated with such excess coverage, to the extent available, has significantly increased. Since the annual policy year ended April 30, 2020, as compared to the annual policy year ending May 31, 2026, the Company experienced an increase of approximately $22 million, or approximately 400%, in the premiums charged by third party insurance companies to the Company for excess coverage for commercial trucking liabilities in excess of $10 million.

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

Within the Company’s third party insurance arrangements providing excess coverage for commercial trucking liabilities, structured arrangements with third party reinsurers within a specific loss layer may include provisions that require additional payments of premium in the event of unfavorable loss experience or a refund of premium in the event of favorable loss experience. During the 2025 fiscal year, with respect to one such three-year commercial auto liability reinsurance arrangement relating to certain excess claims incurred between May 1, 2020 through April 30, 2023, the Company received $12,000,000 of cash payments from third party reinsurance providers in the form of a “no claims bonus” due to favorable loss experience with respect to claims incurred during the applicable policy period. As further described in Note 11 in the “Notes to Consolidated Financial Statements” in this Annual Report on Form 10-K, in connection with the Judgment (as defined below) in the Cabral Matter, the Company has recorded the “no claims bonus” within current insurance claims in the consolidated balance sheet as of December 27, 2025. The Company intends to vigorously appeal the Cabral Matter, including the Judgment; however, no assurances can be provided regarding whether the Company will ultimately be able to recognize a gain with respect to the “no claims bonus.” For more information about the Cabral Matter, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Legal Proceedings.”

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

Selling, general and administrative

During the 2025 fiscal year, employee compensation and benefits accounted for approximately 62% of the Company’s selling, general and administrative costs. Employee compensation and benefits include wages and employee benefit costs as well as incentive compensation and stock-based compensation expense. Incentive compensation and stock-based compensation expense is highly variable in nature in comparison to wages and employee benefit costs.

Depreciation and amortization

Depreciation and amortization primarily relate to depreciation of trailing equipment and information technology hardware and software.

Impairment of intangible and other assets

During the 2025 fiscal year, the Company recorded certain non-cash, non-recurring impairment charges of $32,170,000 in the aggregate (the “Non-Cash Impairment Charges”). The Non-Cash Impairment Charges, net of tax benefit, unfavorably impacted EPS by $0.71 per basic and diluted share. The Non-Cash Impairment Charges consisted of:

•

$18,208,000, or $0.40 per basic and diluted share, in impairment charges to goodwill and certain other assets related to the Company’s decision to actively market for sale Landstar Metro, S.A.P.I. de C.V., the Company’s wholly-owned Mexican operating subsidiary, principally engaged in intra-Mexico truck transportation services. For additional information, see Note 14 in the “Notes to Consolidated Financial Statements” in this Annual Report on Form 10-K.

•

$8,963,000, or $0.20 per basic and diluted share, in impairment charges related to the decision to select one of the Company’s transportation management systems as its primary such system for truckload brokerage services and, in connection with that decision, wind-down an alternative transportation management system currently in use by Landstar Blue, LLC, one of the Company’s operating subsidiaries. For additional information, see Note 15 in the “Notes to Consolidated Financial Statements” in this Annual Report on Form 10-K.

•

$4,999,000 or $0.11 per basic and diluted share, relating to the carrying value of a non-controlling equity investment made by the Company in 2022 in Cavnue, LLC, a privately held technology start-up company. For additional information, see Note 16 in the “Notes to Consolidated Financial Statements” in this Annual Report on Form 10-K.

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

The reconciliations of gross profit to variable contribution and gross profit margin to variable contribution margin are each presented below:

	Fiscal Year
	2025	2024	2023
Revenue	$4,743,760	$4,819,245	$5,303,322
Costs of revenue:
Purchased transportation	3,688,343	3,745,241	4,068,262
Commissions to agents	387,397	392,751	462,668

Variable costs of revenue	4,075,740	4,137,992	4,530,930
Trailing equipment depreciation	27,195	27,950	31,319
Information technology costs	13,675	22,744	25,486
Insurance-related costs (1)	161,370	115,764	116,069
Other operating costs	61,586	58,781	54,191

Other costs of revenue	263,826	225,239	227,065

Total costs of revenue	4,339,566	4,363,231	4,757,995

Gross profit	$404,194	$456,014	$545,327

Gross profit margin	8.5%	9.5%	10.3%
Plus: other costs of revenue	263,826	225,239	227,065

Variable contribution	$668,020	$681,253	$772,392

Variable contribution margin	14.1%	14.1%	14.6%

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

In general, variable contribution margin on revenue generated by BCO Independent Contractors represents a fixed percentage due to the nature of the contracts that pay a fixed percentage of revenue to both the BCO Independent Contractors and independent commission sales agents. For revenue generated by Truck Brokerage Carriers, variable contribution margin may be either a fixed or variable percentage, depending on the contract with each individual independent commission sales agent. Variable contribution margin on revenue generated from shipments hauled by railroads, air cargo carriers, ocean cargo carriers and Truck Brokerage Carriers, other than those under retention contracts, is variable in nature, as the Company’s contracts with independent commission sales agents provide commissions to agents at a contractually agreed upon percentage of the amount represented by revenue less purchased transportation for these types of shipments. Approximately 43% of the Company’s consolidated revenue in fiscal year 2025 was generated under transactions that pay a fixed percentage of revenue to the third party capacity provider and/or agents while 57% was generated under transactions that pay a variable percentage of revenue to the third party capacity provider and/or agents.

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

	Fiscal Year
	2025	2024	2023
Gross profit	$404,194	$456,014	$545,327
Operating income	$151,577	$248,907	$344,149
Operating income as % of gross profit	37.5%	54.6%	63.1%
Variable contribution	$668,020	$681,253	$772,392
Operating income	$151,577	$248,907	$344,149
Operating income as % of variable contribution	22.7%	36.5%	44.6%

The decrease in operating income as a percentage of gross profit from fiscal year 2024 to fiscal year 2025 resulted from the decrease of operating income at a more rapid percentage rate than the decrease in gross profit, primarily due to the impact of the impairment of certain intangible and other assets and the impact of the Company’s fixed cost infrastructure, principally certain components of selling, general and administrative costs, in comparison to a smaller gross profit base. The decrease in operating income as a percentage of gross profit from fiscal year 2023 to fiscal year 2024 resulted from the decrease of operating income at a more rapid percentage rate than the decrease in gross profit, primarily due to the impact of the Company’s fixed cost infrastructure, principally certain components of selling, general and administrative costs, in comparison to a smaller gross profit base.

The decrease in operating income as a percentage of variable contribution from fiscal year 2024 to fiscal year 2025 resulted from the decrease of operating income at a more rapid percentage rate than the decrease in variable contribution, primarily due to the impact of increased insurance and claims costs, the impact of the impairment of certain intangible and other assets and the impact of the Company’s fixed cost infrastructure, principally certain components of selling, general and administrative costs, in comparison to a smaller variable contribution base. The decrease in operating income as a percentage of variable contribution from fiscal year 2023 to fiscal year 2024 resulted from the decrease of operating income at a more rapid percentage rate than the decrease in variable contribution, primarily due to the impact of the Company’s fixed cost infrastructure, principally certain components of selling, general and administrative costs, in comparison to a smaller variable contribution base.

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

Fiscal Year Ended December 27, 2025 Compared to Fiscal Year Ended December 28, 2024

Revenue for fiscal year 2025 was $4,743,760,000, a decrease of $75,485,000, or 2%, compared to fiscal year 2024. Transportation revenue decreased $70,893,000, or 1%. The decrease in transportation revenue was attributable to a decreased number of loads hauled of approximately 1%, while revenue per load was approximately the same as compared to fiscal year 2024. Reinsurance premiums were $58,645,000 and $63,237,000 for fiscal years 2025 and 2024, respectively. The decrease in revenue from reinsurance premiums was primarily attributable to a decrease in the average number of trucks provided by BCO Independent Contractors in fiscal year 2025 compared to fiscal year 2024.

Truck transportation revenue generated by BCO Independent Contractors and Truck Brokerage Carriers (together, the “third party truck capacity providers”) for fiscal year 2025 was $4,336,014,000, representing 91% of total revenue, a decrease of $10,540,000, or less than 1%, compared to fiscal year 2024. The number of loads hauled by third party truck capacity providers decreased approximately 1% in fiscal year 2025 compared to fiscal year 2024, while revenue per load on loads hauled by third party truck capacity providers increased approximately 1% compared to fiscal year 2024.

The decrease in the number of loads hauled via truck compared to fiscal year 2024 was primarily due to decreased demand from fiscal year 2024 for the Company’s van and less-than-truckload transportation services. Loads hauled via van equipment decreased 4% and less-than-truckload loadings decreased 1%, while loads hauled via other truck transportation services increased 13% and loads hauled via unsided/platform equipment increased 2% as compared to fiscal year 2024.

The increase in revenue per load on loads hauled via truck was primarily due to increased revenue per load on loads hauled via unsided/platform equipment, which was entirely attributable to an increase in the percentage of revenue contributed by heavy/specialized equipment, which typically has a higher revenue per load than unsided/platform loadings transported using standard flatbed and other less specialized pieces of platform equipment. Revenue per load on loads hauled via unsided/platform equipment increased 3%, while revenue per load on less-than-truckload loadings decreased 3%, on loads hauled via van equipment decreased 1% and on other truck transportation services decreased 1% as compared to fiscal year 2024.

Fuel surcharges billed to customers on revenue generated by BCO Independent Contractors are excluded from revenue. Fuel surcharges on Truck Brokerage Carrier revenue identified separately in billings to customers and included as a component of Truck Brokerage Carrier revenue were $108,709,000 and $118,295,000 in fiscal years 2025 and 2024, respectively. It should be noted that billings to many customers of the Company’s truck brokerage services include a single all-in rate and do not separately identify fuel surcharges on loads hauled via Truck Brokerage Carriers. Accordingly, the overall impact of changes in fuel prices on revenue and revenue per load on loads hauled via truck is likely to be greater than that indicated.

Transportation revenue generated by rail intermodal, air cargo and ocean cargo carriers (collectively, the “multimode capacity providers”) for fiscal year 2025 was $328,597,000, or 7% of total revenue, a decrease of $45,633,000, or 12%, compared to fiscal year 2024. Revenue per load on revenue generated by multimode capacity providers decreased approximately 10% in fiscal year 2025 compared to fiscal year 2024, and the number of loads hauled by multimode capacity providers decreased approximately 2% over the same period. Revenue per load on loads hauled via rail intermodal and ocean decreased approximately 4% and 8%, respectively, while revenue per load on loads hauled via air increased approximately 14% during fiscal year 2025 as compared to fiscal year 2024. The decrease in revenue per load on loads hauled by rail intermodal carriers was broad-based with decreases at multiple customers during fiscal year 2025. The decrease in revenue per load on loads hauled by ocean was primarily attributable to the loss of one specific customer during fiscal year 2025 in connection with the Supply Chain Fraud Matter. The increase in revenue per load on loads hauled by air cargo carriers was primarily attributable to increases at several specific customers during fiscal year 2025. Revenue per load on revenue generated by multimode capacity providers is influenced by many factors, including revenue mix among the various modes of transportation used, length of haul, complexity of freight, density of freight lanes, fuel costs and availability of capacity. The decrease in the number of loads hauled by multimode capacity providers was due to a 12% decrease in ocean loadings and a 4% decrease in air loadings, while rail loadings increased 7%. The 12% decrease in ocean loadings was broad-based with decreases at several customers. The 4% decrease in air loadings was primarily attributable to decreases at several specific customers. The 7% increase in rail loadings was primarily attributable to increased loadings at one specific agency.

Purchased transportation was 77.8% and 77.7% of revenue in fiscal years 2025 and 2024, respectively. The increase in purchased transportation as a percentage of revenue was primarily due to an increased rate of purchased transportation on revenue generated by Truck Brokerage Carriers. Commissions to agents were 8.2% and 8.1% of revenue in fiscal years 2025 and 2024, respectively. The increase in commissions to agents as a percentage of revenue was primarily attributable to a decreased cost of purchased transportation as a percentage of revenue on revenue generated by multimode capacity providers.

Investment income was $13,685,000 and $14,810,000 in fiscal years 2025 and 2024, respectively. The decrease in investment income was attributable to lower average rates of return on investments in fiscal year 2025, partially offset by a higher average investment balance held by the insurance segment during fiscal year 2025.

Other operating costs increased $2,805,000 in fiscal year 2025 compared to fiscal year 2024. The increase in other operating costs compared to the prior year was primarily due to increased trailer equipment maintenance costs, partially offset by a decreased provision for contractor bad debt.

Insurance and claims increased $45,507,000 in fiscal year 2025 compared to fiscal year 2024. The highly elevated increase in insurance and claims expense compared to the prior year was primarily due to (i) an increase of $23,258,000 in net unfavorable development of prior years’ claims in fiscal year 2025 compared to fiscal year 2024, as further described below; (ii) increased severity of current year trucking and cargo claims in fiscal year 2025 compared to fiscal year 2024, including $11.0 million related to two separate tragic vehicular accidents which occurred during the 2025 fourth fiscal quarter; and (iii) a $5.3 million increase in the Company’s actuarily determined claim reserves relating to the anticipated loss exposure for claims above $1 million. During the 2025 and 2024 fiscal years, insurance and claims costs included $32,082,000 and $8,824,000 of net unfavorable adjustments to prior years’ claims estimates, respectively. Unfavorable development of prior years’ claims estimates of $32,082,000 during the 2025 fiscal year was primarily comprised of (i) approximately $10.7 million of unfavorable development on commercial trucking claims up to $1 million per occurrence for accident years 2024 and prior; (ii) approximately $10.6 million of unfavorable development on commercial trucking claims in excess of $1 million per occurrence for accident years 2024 and prior, including approximately $5.7 million related to the Cabral Matter; (iii) approximately $8.4 million of unfavorable development on cargo-related claims primarily attributable to fraud and theft in the supply chain; and (iv) approximately $2.4 million of net unfavorable development relating to reinsurance arrangements involving the Company’s captive insurance subsidiary, Signature Insurance Company, in connection with certain risks of the Company’s BCO Independent Contractors.

Selling, general and administrative costs increased $12,840,000 in fiscal year 2025 as compared to fiscal year 2024. The increase in selling, general and administrative costs compared to prior year was primarily attributable to increased information technology project consulting fees, increased stock-based compensation expense, increased wages, increased legal fees, an increased provision for incentive compensation and increased employee benefit costs, primarily attributable to increased medical and pharmacy costs under the self-insured portion of the Company’s medical plan, partially offset by the impact of Chief Executive Officer (“CEO”) transition costs in fiscal year 2024. Included in selling, general and administrative costs was stock-based compensation expense of $5,998,000 and $3,435,000 for the 2025 and 2024 fiscal years, respectively, and incentive compensation expense of $3,625,000 and $1,970,000 for the 2025 and 2024 fiscal years, respectively.

Depreciation and amortization decreased $10,350,000 in fiscal year 2025 compared to fiscal year 2024. The decrease in depreciation and amortization expense was primarily due to decreased depreciation on information technology software.

Impairment of intangibles and other assets was $32,170,000 in fiscal year 2025. This was attributable to the impairment matters referenced above under “Expenses – Impairment of intangible and other assets.”

The year-over-prior-year change in interest and debt expense (income) was $6,415,000, with net interest and debt expense of $996,000 in fiscal year 2025 compared to net interest and debt income of $5,419,000 in fiscal year 2024. The increase in interest and debt expense (income) was primarily attributable to decreased interest income earned on cash balances held by the transportation logistics segment and increased interest expense related to finance lease obligations.

The effective income tax rate was 23.6% for fiscal year 2025 and 23.0% for fiscal year 2024. The effective income tax rate was higher than the statutory federal income tax rate of 21% for fiscal year 2025 primarily attributable to state taxes. The effective income tax rate was higher than the statutory federal income tax rate of 21% for fiscal year 2024 primarily attributable to state taxes, partially offset by federal research and development tax credits.

Net income was $115,007,000, or $3.31 per basic and diluted share, in fiscal year 2025. Net income was $195,946,000, or $5.51 per basic and diluted share, in fiscal year 2024. Net income during fiscal year 2025 was unfavorably impacted by $32,170,000, or $0.71 per basic and diluted share, related to the impairment of intangible and other assets charges noted above.

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

Truck transportation revenue generated by third party truck capacity providers for fiscal year 2024 was $4,346,554,000, representing 90% of total revenue, a decrease of $482,976,000, or 10%, compared to fiscal year 2023. The number of loads hauled by third party truck capacity providers decreased approximately 8% in fiscal year 2024 compared to fiscal year 2023, and revenue per load on loads hauled by third party truck capacity providers decreased approximately 2% compared to fiscal year 2023.

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

Transportation revenue generated by multimode capacity providers for fiscal year 2024 was $374,230,000, or 8% of total revenue, an increase of $9,295,000, or 3%, compared to fiscal year 2023. Revenue per load on revenue generated by multimode capacity providers increased approximately 3% in fiscal year 2024 compared to fiscal year 2023, while the number of loads hauled by multimode capacity providers was approximately the same in fiscal year 2024 compared to fiscal year 2023. Revenue per load on loads hauled via ocean increased 15%, while revenue per load on loads hauled via air and rail intermodal decreased 51% and 9%, respectively, during fiscal year 2024 as compared to fiscal year 2023. The increase in revenue per load on loads hauled by ocean was broad-based across many customers and reflected the impact of various geopolitical events on ocean shipping rates, generally. The decrease in revenue per load on loads hauled by air cargo carriers was primarily attributable to the impact of high value air loadings at one specific customer during fiscal year 2023. The decrease in revenue per load on loads hauled by rail intermodal was broad-based across many customers. Revenue per load on revenue generated by multimode capacity providers is influenced by many factors, including revenue mix among the various modes of transportation used, length of haul, complexity of freight, density of freight lanes, fuel costs and availability of capacity.

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

Capital Resources and Liquidity

Working capital and the ratio of current assets to current liabilities were $520,486,000 and 1.7 to 1, respectively, at December 27, 2025, compared with $646,713,000 and 2.0 to 1, respectively, at December 28, 2024, and $677,517,000 and 2.0 to 1, respectively, at December 30, 2023. Landstar has historically operated with current ratios within the range of 1.5 to 1 to 2.0 to 1. Cash provided by operating activities was $224,882,000, $286,561,000, and $393,648,000 in fiscal years 2025, 2024 and 2023, respectively. The decrease in cash flow provided by operating activities for fiscal year 2025 was primarily attributable to the impact of decreased net income (excluding the non-cash impact on net income relating to the impairment of intangible and other assets) and the timing of collections of receivables, partially offset by the timing of payments of insurance claims. The decrease in cash flow provided by operating activities for fiscal year 2024 was primarily attributable to decreased net income and decreased favorable net working capital impacts in connection with decreased net receivables, defined as accounts receivable less accounts payable.

The Company declared and paid $1.56 per share, or $54,126,000 in the aggregate, in cash dividends during fiscal year 2025, and during such period, also paid $70,632,000 of dividends payable which were declared during fiscal year 2024 and included in current liabilities in the consolidated balance sheet at December 28, 2024. In addition, on December 4, 2025, the Company announced that its Board of Directors declared a special cash dividend of $2.00 per share, or $68,117,000 in the aggregate, payable on January 21, 2026 to stockholders of record of its Common Stock as of January 6, 2026. Dividends payable of $68,117,000 related to this special dividend were included in current liabilities in the consolidated balance sheet at December 27, 2025. The Company declared and paid $1.38 per share, or $49,043,000 in the aggregate, in cash dividends during fiscal year 2024, and during such period, also paid $71,433,000 of dividends payable which were declared during fiscal year 2023 and included in current liabilities in the consolidated balance sheet at December 30, 2023. In addition, on December 9, 2024, the Company announced that its Board of Directors declared a special cash dividend of $2.00 per share, or $70,632,000 in the aggregate, payable on January 21, 2025 to stockholders of record of its Common Stock as of January 7, 2025. Dividends payable of $70,632,000 related to this special dividend were included in current liabilities in the consolidated balance sheet at December 28, 2024. The Company declared and paid $1.26 per share, or $45,276,000 in the aggregate, in cash dividends during fiscal year 2023, and during such period, also paid $71,854,000 of dividends payable which were declared during fiscal year 2022 and included in current liabilities in the consolidated balance sheet at December 31, 2022. Since paying its first cash dividend in August 2005, the Company has paid approximately $1,087,000,000 in cash dividends in the aggregate to its stockholders, inclusive of the $2.00 per share special dividend paid on January 21, 2026.

During fiscal year 2025, the Company purchased 1,281,863 shares of its Common Stock at a total cost of $180,901,000, including $179,139,000 in cash purchases and accrued excise tax of $1,762,000 which is included in other current liabilities in the consolidated balance sheet at December 27, 2025. During fiscal year 2024, the Company purchased 452,019 shares of its Common Stock at a total cost of $82,117,000, including $81,400,000 in cash purchases and accrued excise tax of $717,000 which was included in other current liabilities in the consolidated balance sheet at December 28, 2024 and paid during fiscal year 2025. During fiscal year 2023, the Company purchased 319,332 shares of its Common Stock at a total cost of $54,267,000, including $53,919,000 in cash purchases and excise tax of $348,000 which was included in other current liabilities in the consolidated balance sheet at December 30, 2023 and paid during fiscal year 2024. The Company has used cash provided by operating activities to fund the purchases. Since January 1997, the Company has purchased approximately $2,515,000,000 of its Common Stock under programs authorized by the Board of Directors of the Company in open market and private block transactions. As of December 27, 2025, the Company may purchase in the aggregate up to 1,266,118 shares of its Common Stock under its authorized stock purchase programs. Long-term debt, including current maturities, was $76,822,000 at December 27, 2025, compared to $102,307,000 at December 28, 2024 and $71,140,000 at December 30, 2023.

Shareholders’ equity was $795,665,000, or 91% of total capitalization (defined as long-term debt including current maturities plus equity), at December 27, 2025, compared to $972,439,000, or 90% of total capitalization at December 28, 2024 and $983,923,000, or 93% of total capitalization at December 30, 2023. The decrease in shareholders’ equity was primarily the result of purchases of shares of the Company’s Common Stock and dividends declared by the Company in fiscal year 2025, partially offset by net income. The decrease in shareholders’ equity in fiscal year 2024 was primarily the result of dividends declared by the Company and purchases of shares of the Company’s Common Stock, partially offset by net income.

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

At December 27, 2025, the Company had no borrowings outstanding and $34,916,000 of letters of credit outstanding under the Credit Agreement. At December 27, 2025, there was $265,084,000 available for future borrowings under the Credit Agreement and access to an additional $300,000,000 under the Credit Agreement’s “accordion” feature. In addition, the Company has $75,331,000 in letters of credit outstanding as collateral for insurance claims that are secured by investments totaling $83,701,000 at December 27, 2025. Investments, all of which are carried at fair value, include primarily investment-grade bonds, asset-backed securities, commercial paper and U.S. Treasury obligations having maturities of up to five years. Fair value of investments is based primarily on quoted market prices. See “Notes to Consolidated Financial Statements” included herein for further discussion on measurement of fair value of investments.

Historically, the Company has generated sufficient operating cash flow to meet its debt service requirements, fund continued growth, both organic and through acquisitions, complete or execute share purchases of its Common Stock under authorized share purchase programs, pay dividends and meet working capital needs. As an asset-light provider of integrated transportation management solutions, the Company’s annual capital requirements for operating property are generally for trailing equipment and information technology hardware and software. In addition, a significant portion of the trailing equipment used by the Company is provided by third party capacity providers, thereby reducing the Company’s capital requirements. During fiscal years 2025, 2024 and 2023, the Company acquired $7,732,000, $62,194,000 and $4,093,000, respectively, of trailing equipment by entering into finance leases. During fiscal years 2025, 2024 and 2023, the Company also purchased $9,880,000, $30,998,000 and $25,688,000, respectively, of operating property. Landstar anticipates acquiring either by purchase or lease financing approximately $104,000,000 in new trailing equipment, primarily to replace older trailing equipment in fiscal year 2026. Landstar anticipates spending approximately $12,000,000 on information technology hardware and software in fiscal year 2026, $6,000,000 of which relates to either building or buying software applications that enhance or add to the Company’s technology ecosystem. In addition, Landstar anticipates spending approximately $3,000,000 on buildings and improvements in fiscal year 2026.

Management believes that cash flow from operations combined with the Company’s borrowing capacity under the Credit Agreement will be adequate to meet Landstar’s debt service requirements, fund continued growth, both internal and through acquisitions, pay dividends, complete the authorized share purchase programs and meet working capital needs.

Legal Proceedings

As previously disclosed by the Company in its Quarterly Report on Form 10-Q for the 2025 second quarter filed with the SEC on July 29, 2025, the Current Report on Form 8-K filed with the SEC on August 13, 2025, the Quarterly Report on Form 10-Q for the 2025 third quarter filed with the SEC on October 28, 2025 and the Current Report on Form 8-K filed with the SEC on January 21, 2026, a trial verdict (the “Verdict”) was rendered on August 6, 2025 in state court in El Paso County, Texas, in the matter of Eduardo Cabral, et. al. v. Landstar Ranger, Inc., et. al. (the “Cabral Matter”). As previously disclosed, the Verdict included a determination by the jury that Landstar Ranger, Inc. (“Landstar Ranger”) acted as a broker and not as a motor carrier with respect to the transportation of the shipment involved in a tragic accident. The Verdict also determined total monetary damages of $22.8 million and that 15% of such damages, or $3.42 million, was attributable to Landstar Ranger with the remainder of the total monetary damages attributable to the hauling motor carrier and the hauling motor carrier’s employee truck driver. On January 13, 2026, the trial court entered a judgment (the “Judgment”) with respect to the Verdict that found Landstar Ranger financially responsible for 100%, rather than 15%, of the $22.8 million of monetary damages awarded to the plaintiffs, plus pre-judgment interest. As a result of the Judgment, the Company recorded a pre-tax charge of approximately $5.7 million during the 2025 fiscal fourth quarter to insurance and claim costs which is included in insurance claims in the Company’s consolidated balance sheet as of December 27, 2025. The Company intends to vigorously appeal the Cabral Matter, including the Judgment; however, no assurances can be provided as to the probability of success with respect to any potential appeals relating to the Cabral Matter, generally, or the Judgment, specifically, or the ultimate outcome of any such appeals. The total cost associated with this matter, which may include post-judgment interest, bonding-related costs and legal and other professional fees, will depend on many factors and the ultimate financial impact, as well as the timing of the ultimate resolution of this matter, are difficult to predict.

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

Critical Accounting Estimates

Landstar provides for the estimated costs of self-insured claims primarily on an actuarial basis. The amount recorded for the estimated liability for claims incurred is based upon the facts and circumstances known on the applicable balance sheet date. The ultimate resolution of these claims may be for an amount greater or less than the amount estimated by the Company. The Company continually revises its existing claim estimates as new or revised information becomes available on the status of each claim. Historically, the Company has experienced both favorable and unfavorable development of prior years’ claims estimates within its various programs. During fiscal years 2025, 2024 and 2023, insurance and claims costs included $32,082,000, $8,824,000 and $6,058,000 of net unfavorable adjustments to prior years’ claims estimates, respectively. The unfavorable development of prior years’ claims in the 2025 fiscal year was primarily due to several specific commercial trucking claims, including $5.7 million related to the Judgment in the Cabral Matter, and elevated cargo loss experience as a result of fraud and theft in the supply chain. The unfavorable development of prior years’ claims in the 2024 and 2023 fiscal years was attributable in each year to several specific claims. It is reasonably likely that the ultimate outcome of settling all outstanding claims will be more or less than the estimated claims liability at December 27, 2025, primarily due to the inherent difficulty in estimating the severity of commercial trucking claims and the potential judgment or settlement amount that may be incurred in connection with the resolution of such claims.

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

The revolving credit loans under the Credit Agreement as of December 27, 2025, at the option of Landstar, bear interest at (i) a forward-looking term rate based on the secured overnight financing rate plus 0.10% and an applicable margin ranging from 1.25% to 2.00%, or (ii) an alternate base rate plus an applicable margin ranging from 0.25% to 1.00%, in each case with the applicable margin determined based upon the Company’s Leverage Ratio, as defined in the Credit Agreement, at the end of the most recent applicable fiscal quarter for which financial statements have been delivered. The revolving credit facility bears a commitment fee, payable in arrears, of 0.20% to 0.30%, based on the Company’s Leverage Ratio at the end of the most recent applicable fiscal quarter for which financial statements have been delivered. During all of fiscal years 2025 and 2024 and as of both December 27, 2025 and December 28, 2024, the Company had no borrowings outstanding under the Credit Agreement.

Long-term investments, all of which are available-for-sale and are carried at fair value, include primarily investment-grade bonds and asset-backed securities having maturities of up to five years. Assuming that the long-term portion of investments remains at $91,482,000, the balance at December 27, 2025, a hypothetical increase or decrease in interest rates of 100 basis points would not have a material impact on future earnings on an annualized basis. Short-term investments consist of short-term investment-grade instruments and the current maturities of investment-grade corporate bonds and asset-backed securities. Accordingly, any future interest rate risk on these short-term investments would not be material to the Company’s operating results.

Assets and liabilities of the Company’s Canadian and Mexican operations are translated from their functional currency to U.S. dollars using exchange rates in effect at the balance sheet date and revenue and expense accounts are translated at average monthly exchange rates during the period. Adjustments resulting from the translation process are included in accumulated other comprehensive income. Transactional gains and losses arising from receivable and payable balances, including intercompany balances, in the normal course of business that are denominated in a currency other than the functional currency of the operation are recorded in the statements of income when they occur. The assets held at the Company’s Canadian and Mexican subsidiaries at December 27, 2025 were collectively, as translated to U.S. dollars, less than 2% of total consolidated assets. Accordingly, translation gains or losses of 25% or less related to the Canadian and Mexican operations would not be material.

Item 8.
Financial Statements and Supplementary Data
LANDSTAR SYSTEM, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	Dec. 27, 2025	Dec. 28, 2024
ASSETS
Current Assets
Cash and cash equivalents	$396,694	$515,018
Short-term investments	55,531	51,619
Trade accounts receivable, less allowance of $12,490 and $12,904	670,137	683,841
Other receivables, including advances to independent contractors, less allowance of $18,759 and $17,812	52,784	47,160
Assets held for sale	12,231	—
Other current assets	28,949	22,229

Total current assets	1,216,326	1,319,867

Operating property, less accumulated depreciation and amortization of $473,642 and $456,547	261,322	311,345
Goodwill	34,005	40,933
Other assets	124,282	141,166

Total assets	$1,635,935	$1,813,311

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Cash overdraft	$56,654	$61,033
Accounts payable	369,567	383,625
Current maturities of long-term debt	28,342	33,116
Insurance claims	87,343	40,511
Dividends payable	68,117	70,632
Liabilities held for sale	6,961	—
Other current liabilities	78,856	84,237

Total current liabilities	695,840	673,154

Long-term debt, excluding current maturities	48,480	69,191
Insurance claims	62,706	62,842
Deferred income taxes and other noncurrent liabilities	33,244	35,685
Shareholders’ Equity
Common stock, $0.01 par value, authorized 160,000,000 shares, issued 68,590,708 and 68,559,269 shares	686	686
Additional paid-in capital	261,256	255,260
Retained earnings	2,852,680	2,859,916
Cost of 34,531,982 and 33,243,196 shares of common stock in treasury	(2,313,245)	(2,131,413)
Accumulated other comprehensive loss	(5,712)	(12,010)

Total shareholders’ equity	795,665	972,439

Total liabilities and shareholders’ equity	$1,635,935	$1,813,311

See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share amounts)

	Fiscal Years Ended
	December 27, 2025	December 28, 2024	December 30, 2023
Revenue	$4,743,760	$4,819,245	$5,303,322
Investment income	13,685	14,810	10,141
Costs and expenses:
Purchased transportation	3,688,343	3,745,241	4,068,262
Commissions to agents	387,397	392,751	462,668
Other operating costs, net of gains on asset sales/dispositions	61,586	58,781	54,191
Insurance and claims	159,436	113,929	114,241
Selling, general and administrative	230,548	217,708	211,799
Depreciation and amortization	46,388	56,738	58,153
Impairment of intangible and other assets	32,170	—	—

Total costs and expenses	4,605,868	4,585,148	4,969,314

Operating income	151,577	248,907	344,149
Interest and debt expense (income)	996	(5,419)	(3,946)

Income before income taxes	150,581	254,326	348,095
Income taxes	35,574	58,380	83,701

Net income	$115,007	$195,946	$264,394

Basic and diluted earnings per share	$3.31	$5.51	$7.36

Average basic and diluted shares outstanding	34,717,000	35,538,000	35,920,000

Dividends per common share	$3.56	$3.38	$3.26

See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)

	Fiscal Years Ended
	Dec. 27, 2025	Dec. 28, 2024	Dec. 30, 2023
Net income	$115,007	$195,946	$264,394
Other comprehensive income (loss):
Unrealized holding gains on available-for-sale investments, net of tax expense of $660, $604 and $942	2,409	2,205	3,439
Foreign currency translation gains (losses)	3,889	(7,350)	4,720

Other comprehensive income (loss)	6,298	(5,145)	8,159

Comprehensive income	$121,305	$190,801	$272,553

See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Fiscal Years Ended
	Dec. 27, 2025	Dec. 28, 2024	Dec. 30, 2023
OPERATING ACTIVITIES
Net income	$115,007	$195,946	$264,394
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	46,388	56,738	58,153
Non-cash interest charges	264	263	263
Provisions for losses on trade and other accounts receivable	16,574	18,266	14,032
Gains on sales/disposals of operating property	(1,807)	(1,597)	(4,574)
Impairment of intangible and other assets	32,170	—	—
Deferred income taxes, net	2,647	(6,990)	(7,709)
Stock-based compensation	5,998	3,435	4,282
Changes in operating assets and liabilities:
(Increase) decrease in trade and other accounts receivable	(8,494)	37,834	222,895
Increase in other assets	(11,290)	(16,094)	(2,544)
Decrease in accounts payable	(14,058)	(12,355)	(131,392)
(Decrease) increase in other liabilities	(5,213)	8,509	(15,795)
Increase (decrease) in insurance claims	46,696	2,606	(8,357)

NET CASH PROVIDED BY OPERATING ACTIVITIES	224,882	286,561	393,648

INVESTING ACTIVITIES
Sales and maturities of investments	163,229	112,065	112,555
Purchases of investments	(162,630)	(101,312)	(101,639)
Purchases of operating property	(9,880)	(30,998)	(25,688)
Proceeds from sales of operating property	6,925	9,746	8,294

NET CASH USED BY INVESTING ACTIVITIES	(2,356)	(10,499)	(6,478)

FINANCING ACTIVITIES
Decrease in cash overdraft	(4,379)	(508)	(31,412)
Dividends paid	(124,758)	(120,476)	(117,130)
Proceeds from exercises of stock options	—	—	28
Taxes paid in lieu of shares issued related to stock-based compensation plans	(933)	(3,928)	(9,185)
Purchases of common stock	(179,856)	(81,400)	(53,919)
Principal payments on finance lease obligations	(33,217)	(31,027)	(36,353)

NET CASH USED BY FINANCING ACTIVITIES	(343,143)	(237,339)	(247,971)

Effect of exchange rate changes on cash and cash equivalents	2,472	(4,748)	2,263

(Decrease) increase in cash and cash equivalents, including cash and cash equivalents classified as assets held for sale	(118,145)	33,975	141,462
Less: Net change in cash and cash equivalents classified as assets held for sale	(179)	—	—

Net change in cash and cash equivalents	(118,324)	33,975	141,462
Cash and cash equivalents at beginning of period	515,018	481,043	339,581

Cash and cash equivalents at end of period	$396,694	$515,018	$481,043

See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Fiscal Years Ended December 27, 2025,
December 28, 2024 and December 30, 2023
(In thousands, except share and per share amounts)

							Accumulated
			Additional				Other
	Common Stock		Paid-In	Retained	Treasury Stock at Cost		Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	(Loss) Income	Total
Balance December 31, 2022	68,382,310	$684	$258,487	$2,635,960	32,455,300	$(1,992,886)	$(15,024)	$887,221
Net income				264,394				264,394
Dividends ($3.26 per share)				(116,709)				(116,709)
Purchases of common stock					319,332	(54,267)		(54,267)
Issuance of stock related to stock-based compensation plans	115,014	1	(8,127)		6,019	(1,031)		(9,157)
Stock-based compensation			4,282					4,282
Other comprehensive income							8,159	8,159

Balance December 30, 2023	68,497,324	$685	$254,642	$2,783,645	32,780,651	$(2,048,184)	$(6,865)	$983,923
Net income				195,946				195,946
Dividends ($3.38 per share)				(119,675)				(119,675)
Purchases of common stock					452,019	(82,117)		(82,117)
Issuance of stock related to stock-based compensation plans	61,945	1	(2,817)		10,526	(1,112)		(3,928)
Stock-based compensation			3,435					3,435
Other comprehensive loss							(5,145)	(5,145)

Balance December 28, 2024	68,559,269	$686	$255,260	$2,859,916	33,243,196	$(2,131,413)	$(12,010)	$972,439
Net income				115,007				115,007
Dividends ($3.56 per share)				(122,243)				(122,243)
Purchases of common stock					1,281,863	(180,901)		(180,901)
Issuance of stock related to stock-based compensation plans	31,439		(2)		6,923	(931)		(933)
Stock-based compensation			5,998					5,998
Other comprehensive income							6,298	6,298

Balance December 27, 2025	68,590,708	$686	$261,256	$2,852,680	34,531,982	$(2,313,245)	$(5,712)	$795,665
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
basis at a
pre-defined
rate, payable thirty to sixty
(30-60)
days after the customer’s receipt of such invoice. Payment terms to customers do not contain a significant financing component and the amount owed by the customer does not contain variable terms, embedded or otherwise. We have determined that revenue recognition over the freight transit period provides a faithful depiction of the transfer of services to the customer as our obligation for which we are primarily responsible for fulfilling is performed over the transit period. Accordingly, transportation revenue billed to a customer for the physical transportation of freight and related direct freight expenses are recognized on a gross basis over the freight transit period as the performance obligation to the customer is satisfied. The Company determines the transit period for a given shipment based upon the pick-up
date and the delivery date, which may be estimated if delivery has not occurred as of the reporting date. Determining the transit period and how much of it has been completed as of a given reporting date may therefore require management to make judgments that affect the timing of revenue recognized. With respect to shipments with a pick-up
date in one reporting period and a delivery date in another, the Company recognizes such transportation revenue based on relative transit time in each reporting period. A days in transit output method is used to measure the progress of the performance of the Company’s freight transportation services as of the reporting date and a portion of the total revenue that will be billed to the customer once a load is delivered is recognized in each reporting period based on the percentage of total transit time that has been completed at the end of the applicable reporting period. Reinsurance premiums of the insurance segment are recognized over the period earned, which is usually on a m onthl
y basis. Fuel surcharges billed to customers for freight hauled by independent contractors who provide truck capacity to the Company under exclusive lease arrangements (the “BCO Independent Contractors”) are excluded from revenue and paid in entirety to the BCO Independent Contractors.

Revenue from Contracts with Customers – Disaggregation of Revenue
The following table summarizes (i) the percentage of consolidated revenue generated by mode of transportation and (ii) the total amount of truck transportation revenue hauled by BCO Independent Contractors and Truck Brokerage Carriers generated by equipment type during the fiscal years ended December 27, 2025, December 28, 2024 and December 30, 2023 (dollars in thousands):

	Fiscal Years Ended
Mode	December 27, 2025	December 28, 2024	December 30, 2023
Truck – BCO Independent Contractors	38%	38%	38%
Truck – Truck Brokerage Carriers	53%	52%	53%
Rail intermodal	2%	2%	2%
Ocean and air cargo carriers	5%	6%	5%
Truck Equipment Type
Van equipment	$2,328,386	$2,447,810	$2,742,281
Unsided/platform equipment	$1,527,802	$1,455,663	$1,490,393
Less-than-truckload	$95,856	$99,828	$117,683
Other truck transportation (1)	$383,970	$343,253	$479,173

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
Landstar retains liability through a self-insured retention for commercial trucking claims up to $5 million per occurrence. The Company also maintains third party insurance arrangements providing coverage for commercial trucking liabilities in excess of $5 million. Historically, these third party insurance arrangements were based on policy year periods beginning on May 1 and ending on the subsequent April 30. Beginning with the policy year period commencing May 1, 2025, the Company and its third party insurance providers adjusted the applicable policy year period, beginning in 2026, to commence on June 1 and end on the subsequent May 31. All applicable third party insurance arrangements with a policy period ending April 30, 2026, have been amended to provide for a policy period ending May 31, 2026, as reflected below.
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
The Company also maintains third party insurance arrangements providing excess coverage for commercial trucking liabilities in excess of $10 million. These third party arrangements provide coverage on a per occurrence or aggregated basis. The Company from year to year manages the level of its financial exposure to commercial trucking claims in excess of $10 million, including through the use of additional self-insurance, deductibles, aggregate loss limits, quota shares and other structured arrangements with third party insurance companies, based on the availability of coverage within certain excess insurance coverage layers and estimated cost differentia ls bet
ween proposed premiums from third party insurance companies and historical and actuarially projected losses experienced by the Company at various levels of excess insurance coverage.

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
Tires
Tires purchased as part of trailing equipment are capitalized as part of the cost of the e quipm
ent. Replacement tires are charged to expense when placed in service.
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
Trade and Other Receivables
The allowance for doubtful accounts for both trade and other receivables represents management’s estimate of the amount of outstanding receivables that will not be collected. Estimates are used to determine the allowance for doubtful accounts for both trade and other receivables and are generally based on specific identification, historical collection results, current economic trends and changes in payment trends. Following is a summary of the activity in the allowance for doubtful accounts for fiscal years ending December 27, 2025, December 28, 2024 and December 30, 2023 (in thousands):

	Balance at Beginning of Period	Charged to Costs and Expenses	Write-offs, Net of Recoveries	Balance at End of Period
For the Fiscal Year Ended December 27, 2025
Trade receivables	$12,904	$5,835	$(6,249)	$12,490
Other receivables	19,276	10,738	(5,402)	24,612
Other non-current receivables	208	1	—	209

	$32,388	$16,574	$(11,651)	$37,311

For the Fiscal Year Ended December 28, 2024
Trade receivables	$11,738	$6,449	$(5,283)	$12,904
Other receivables	15,376	11,811	(7,911)	19,276
Other non-current receivables	206	6	(4)	208

	$27,320	$18,266	$(13,198)	$32,388

For the Fiscal Year Ended December 30, 2023
Trade receivables	$12,121	$5,704	$(6,087)	$11,738
Other receivables	11,745	8,325	(4,694)	15,376
Other non-current receivables	203	3	—	206

	$24,069	$14,032	$(10,781)	$27,320

Other Receivables and Other Assets
The Company provides financing to certain independent commission sales agents. Generally, these notes receivable include personal guarantees, may be collateralized by the assets and equity of the borrower and are due in periodic installments, including principal and interest payments, for terms of one to seven years. Notes receivable are recorded at amortized cost, net of the allowance for doubtful accounts. At December 27, 2025 and December 28, 2024, the Company had $30,761,000 and $26,606,000, respectively, of gross notes receivable from independent commission sales agents. The current portion is included within other receivables and the long-term portion is included in other assets in the consolidated balance sheets.
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
2011-08,
Testing Goodwill for Impairment
. ASU
2011-08
permits an initial assessment, commonly referred to as “step zero,” of qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount and also provides a basis for determining whether it is necessary to perform the quantitative analysis required by ASC Topic 350.
As further discussed in Note 14, during the third fiscal quarter of 2025, in connection with the decision to actively market Landstar Metro (as defined below), management identified a triggering event to perform a quantitative goodwill impairment test. As part of its analysis, the Company used a combination of the discounted cash flow method and the market approach. Based on the quantitative assessment, the Company concluded that Landstar Metro’s goodwill was impaired and recorded a non-cash
impairment charge of $
7,530,000
to goodwill within the transportation logistics segment. In the fourth fiscal quarter of 2025, the Company performed its annual qualitative assessment of remaining goodwill and determined it was more likely than not that the fair value of each of its reporting units would be greater than its carrying amount. Therefore, the Company determined it was not necessary to perform the quantitative goodwill impairment test. During fiscal year 2025, the change in the carrying amount of goodwill was primarily due to the $
7,530,000
impairment
, with the remaining change due to net foreign currency translation.
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
Share-Based Payments

The Company’s share-based payment arrangements include restricted stock units (“RSU”), non-vested
restricted stock, Deferred Stock Units and stock options. The fair value of an RSU with a performance condition is determined based on the market value of the Company’s Common Stock on the date of grant, discounted for lack of marketability for a minimum post-vesting holding requirement. With respect to RSU awards with a performance condition, the Company reports compensation expense ratably over the life of the award based on an estimated number of units that will vest over the life of the award, multiplied by the fair value of an RSU. The fair value of an RSU with a market condition is determined at the time of grant based on the expected achievement of the market condition at the end of each vesting period. With respect to RSU awards with a market condition, the Company recognizes compensation expense ratably over the requisite service period under an award based on the fair market value of the award at the time of grant, regardless of whet her
the market condition is satisfied. Previously recognized compensation cost would be reversed, however, if the employee terminated employment prior to completing such requisite service period. The Company estimates the fair value of stock option awards on the date of grant using the Black-Scholes pricing model and recognizes compensation cost for stock option awards expected to vest on a straight-line basis over the requisite service period for the entire award. Forfeitures are estimated at grant date based on historical experience and anticipated employee turnover. The fair values of each share of non-vested
restricted stock issued and Deferred Stock Unit granted are based on the fair value of a share of the Company’s Common Stock on the date of grant and compensation costs for non-vested
restricted stock and Deferred Stock Units are recognized on a straight-line basis over the requisite service period for the award.
Earnings Per Share
Basic earnings per common share are based on the weighted average number of common shares outstanding, which includes outstanding non-vested
restricted stock and outstanding Deferred Stock Units. Diluted earnings per share are based on the weighted average number of common shares outstanding plus the dilutive effect of outstanding stock awards, if applicable. Outstanding RSUs were excluded from the calculation of diluted earnings per share for all fiscal years because the performance metric requirements or market condition for vesting had not been satisfied. During and as of the fiscal years ended December 27, 2025 and December 28, 2024, there were no outstanding stock options issued by the Company. During the fiscal year ended December 30, 2023, the impact on earnings per share of future compensation expense related to outstanding, unvested time-based awards was greater than the incremental impact of outstanding dilutive stock options, and would therefore have an anti-dilutive effect on earnings per share if included in the calculation of earnings per share. Accordingly, the Company had no reconciling items between the average number of common shares outstanding used to calculate basic earnings per common share and the average number of common shares and common share equivalents outstanding used to calculate diluted earnings per share during the fiscal years ended December 27, 2025, December 28, 2024 and December 30, 2023.
Dividends Payable
On December 4, 2025, the Company announced that its Board of Directors declared a special cash dividend of $2.00 per share payable on January 21, 2026 to stockholders of record of its Common Stock as of January 6, 2026. Dividends payable of $68,117,000 related to this special dividend were included in current liabilities in the consolidated balance sheet at December 27, 2025.
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

(2) Other Comprehensive Income
The following table presents the components of and changes in accumulated other comprehensive income (loss), net of related income taxes, as of and for the fiscal years ended December 27, 2025, December 28, 2024 and December 30, 2023 (in thousands):

	Unrealized Holding Gains (Losses) on Available-for-Sale Securities	Foreign Currency Translation	Total
Balance as of December 31, 2022	$(8,449)	$(6,575)	$(15,024)
Other comprehensive income	3,439	4,720	8,159

Balance as of December 30, 2023	(5,010)	(1,855)	(6,865)
Other comprehensive income (loss)	2,205	(7,350)	(5,145)

Balance as of December 28, 2024	(2,805)	(9,205)	(12,010)
Other comprehensive income	2,409	3,889	6,298

Balance as of December 27, 2025	$(396)	$(5,316)	$(5,712)

Amounts reclassified from accumulated other comprehensive income to investment income due to the realization of previously unrealized gains and losses in the accompanying consolidated statements of income were not significant for the fiscal years ended December 27, 2025, December 28, 2024 and December 30, 2023.
(3) Investments
Investments include primarily investment-grade corporate bonds, asset-backed securities, commercial paper and U.S. Treasury obligations having maturities of up to five years (the “bond portfolio”) and money market investments. Investments in the bond portfolio are reported as available-for-sale
and are carried at fair value. Investments maturing less than one year from the balance sheet date are included in short-term investments and investments maturing more than one year from the balance sheet date are included in other assets in the consolidated balance sheets. Management performs an analysis of the nature of the unrealized losses on available-for-sale
investments to determine whether an allowance for credit loss is necessary. Unrealized losses, representing the excess of the purchase price of an investment over its fair value as of the end of a period, considered to be a result of credit-related factors, are to be included as a charge in the statement of income, while unrealized losses considered to be a result of non-credit-related
factors are to be included as a component of shareholders’ equity. Investments whose values are based on quoted market prices in active markets are classified within Level 1. Investments that trade in markets that are not considered to be active, but are valued based on quoted market prices, are classified within Level 2. As Level 2 investments include positions that are not traded in active markets, valuations may be adjusted to reflect illiquidity and/or non-transferability,
which are generally based on available market information. Any transfers between levels are recognized as of the beginning of any reporting period. Fair value of the bond portfolio was determined using Level 1 inputs related to U.S. Treasury obligations and money market investments and Level 2 inputs related to investment-grade corporate bonds, asset-backed securities, commercial paper and direct obligations of government agencies. Unrealized losses, net of unrealized gains, on the investments in the bond portfolio were $504,000 and $3,573,000 at December 27, 2025 and December 28, 2024, respectively.

The amortized cost and fair values of
available-for-sale
investments are as follows at December 27, 2025 and December 28, 2024 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 27, 2025
Money market investments	$15,046	$—	$—	$15,046
Asset-backed securities	19,380	43	1,128	18,295
Corporate bonds, commercial paper and direct obligations of government agencies	103,425	1,097	523	103,999
U.S. Treasury obligations	9,666	7	—	9,673

Total	$147,517	$1,147	$1,651	$147,013

December 28, 2024
Money market investments	$13,473	$—	$—	$13,473
Asset-backed securities	26,785	25	1,770	25,040
Corporate bonds, commercial paper and direct obligations of government agencies	107,180	198	2,026	105,352

Total	$147,438	$223	$3,796	$143,865

For those
available-for-sale
investments with unrealized losses at December 27, 2025 and December 28, 2024, the following table summarizes the duration of the unrealized loss (in thousands):

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
December 27, 2025
Asset-backed securities	$2,768	$386	$10,425	$742	$13,193	$1,128
Corporate bonds, commercial paper, and direct obligations of government agencies	16,772	56	13,818	467	30,590	523

Total	$19,540	$442	$24,243	$1,209	$43,783	$1,651

December 28, 2024
Asset-backed securities	$9,663	$37	$12,596	$1,733	$22,259	$1,770
Corporate bonds, commercial paper, and direct obligations of government agencies	18,409	169	59,609	1,857	78,018	2,026

Total	$28,072	$206	$72,205	$3,590	$100,277	$3,796

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
Short-term investments include $55,531,000 in current maturities of investments held by the Company’s insurance segment at December 27, 2025. The non-current
portion of the bond portfolio of $91,482,000 is included in other assets. The short-term investments, together with $28,170,000 of non-current
investments, provide collateral for the $75,331,000 of letters of credit issued to guarantee payment of insurance claims.

Investment income represents the earnings on the insurance segment’s assets. Investment income earned from the assets of the in sur
ance segment are included as a component of operating income as the investment of these assets is critical to providing collateral, liquidity and earnings with respect to the operation of the Company’s insurance programs.
(4) Income Taxes
The provisions for income taxes consisted of the following (in thousands):

	Fiscal Years
	2025	2024	2023
Current:
Federal	$28,799	$54,621	$76,827
State	3,099	9,750	13,305
Foreign	1,029	999	1,278

Total current	$32,927	$65,370	$91,410

Deferred:
Federal	$2,272	$(5,441)	$(8,410)
State	375	(1,549)	701

Total deferred	$2,647	$(6,990)	$(7,709)

Total:
Federal	$31,071	$49,180	$68,417
State	3,474	8,201	14,006
Foreign	1,029	999	1,278

Total income taxes	$35,574	$58,380	$83,701

The provision for income taxes was based on income before income taxes which consisted of the following (in thousands):

	Fiscal Years
	2025	2024	2023
United States	$148,000	$250,586	$345,146
Foreign	2,581	3,740	2,949

Income before income taxes	$150,581	$254,326	$348,095

Temporary differences and carryforwards which gave rise to deferred tax assets and liabilities consisted of the following (in thousands):

	Dec. 27, 2025	Dec. 28, 2024
Deferred tax assets:
Receivable valuations	$9,356	$7,899
Share-based payments	1,212	1,139
Self-insured claims	8,006	4,659
Other	14,445	11,411

Total deferred tax assets	$33,019	$25,108

Deferred tax liabilities:
Operating property	$44,263	$35,131
Goodwill	4,942	4,366
Other	4,723	3,213

Total deferred tax liabilities	$53,928	$42,710

Net deferred tax liability	$20,909	$17,602

The following table summarizes the differences between income taxes calculated at the federal income tax rate of 21% on income before income taxes and the provisions for income taxes (in thousands):

	Fiscal Year 2025		Fiscal Year 2024		Fiscal Year 2023
	Amount	Percent	Amount	Percent	Amount	Percent
U.S federal statutory income tax rate	$31,622	21.0%	$53,409	21.0%	$73,100	21.0%
State and local income taxes, net of federal income tax effect (1)	4,128	2.7%	5,596	2.2%	9,703	2.8%
Foreign tax effects	487	0.3%	214	0.1%	659	0.2%
Effect of cross-border tax laws	(50)	0.0%	(59)	0.0%	(69)	0.0%
Tax credits	(749)	(0.5%)	(2,591)	(1.0%)	(1,672)	(0.5%)
Non-taxable and non-deductible items	1,468	1.0%	913	0.3%	518	0.1%
Changes in unrecognized tax benefits	(1,443)	(1.0)%	929	0.4%	1,421	0.4%
Other adjustments, net	111	0.1%	(31)	0.0%	41	0.0%

Effective tax rate	$35,574	23.6%	$58,380	23.0%	$83,701	24.0%

(1)	State taxes in Florida, Illinois, California and Texas make up the majority (greater than 50 percent) of the tax effect in this category.
The Company files a consolidated U.S. federal income tax return. The Company or its subsidiaries file state tax returns in the majority of the U.S. state tax jurisdictions. With few exceptions, the Company and its subsidiaries are no longer subject to U.S. federal or state income tax examinations by tax authorities for 2021 and prior years. The Company’s wholly-owned Canadian subsidiary, Landstar Canada, Inc., is subject to Canadian income and other taxes. The Company’s wholly-owned Mexican subsidiaries, Landstar Holdings, S. de R.L.C.V. and Landstar Metro, S.A.P.I. de C.V., are subject to Mexican income and other taxes. The Company’s Canadian and Mexican subsidiaries also may each be subject to U.S. income and other taxes.
As of December 27, 2025 and December 28, 2024, the Company had $3,953,000 and $5,396,000, respectively, of net unrecognized tax benefits representing the provision for the uncertainty of certain tax positions plus a component of interest and penalties. Estimated interest and penalties on the provision for the uncertainty of certain tax positions is included in income tax expense. At December 27, 2025 and December 28, 2024, there was $1,345,000 and $1,793,000, respectively, accrued for estimated interest and penalties related to the uncertainty of certain tax positions. The Company does not currently anticipate any significant increase or decrease to the unrecognized tax benefit during fiscal year 2026.
The following table summarizes the rollforward of the total amounts of gross unrecognized tax benefits for fiscal years 2025 and 2024 (in thousands):

	Fiscal Years
	2025	2024
Gross unrecognized tax benefits – beginning of the year	$6,571	$5,454
Gross increases related to current year tax positions	430	598
Gross increases related to prior year tax positions	444	1,344
Lapse of statute of limitations	(2,625)	(825)

Gross unrecognized tax benefits – end of the year	$4,820	$6,571

Landstar paid income taxes of $51,451,000 in fiscal year 2025, $47,528,000 in fiscal year 2024 and $92,695,000 in fiscal year 2023, which consisted of the following (in thousands):

	Fiscal Years
	2025	2024	2023
Federal	$44,000	$41,000	$76,000
State	5,807	6,137	14,928
Foreign	1,644	391	1,767

Total income taxes paid, net of refunds	$51,451	$47,528	$92,695

(5) Operating Property
Operating property is summarized as follows (in thousands):

	Dec. 27, 2025	Dec. 28, 2024
Land	$17,389	$17,389
Buildings and improvements	81,045	80,719
Trailing equipment	485,769	518,524
Information technology hardware and software	142,064	141,029
Other equipment	8,697	10,231

Total operating property, gross	734,964	767,892
Less accumulated depreciation and amortization	473,642	456,547

Total operating property, net	$261,322	$311,345

Included above is $152,921,000 in fiscal year 2025 and $175,464,000 in fiscal year 2024 of operating property under finance leases, $108,385,000 and $131,770,000, respectively, net of accumulated depreciation and amortization. Landstar acquired operating property by entering into finance leases in the amount of $7,732,000 in fiscal year 2025, $62,194,000 in fiscal year 2024 and $4,093,000 in fiscal year 2023.
(6) Retirement Plan
Landstar sponsors an Internal Revenue Code section 401(k) defined contri buti
on plan for the benefit of U.S. domiciled full-time employees who have completed three months of service. Eligible employees make voluntary contributions up to 75% of their base salary, subject to certain limitations. Landstar contributes an amount equal to 100% of the first 3% and 50% of the next 2% of such contributions, subject to certain limitations.
The expense for the Company-sponsored defined contribution plan included in selling, general and administrative expense was $2,868,000 in fiscal year 2025, $2,805,000 in fiscal year 2024 and $2,812,000 in fiscal year 2023.
(7) Debt
Other than the finance lease obligations as presented on the consolidated balance sheets, the Company had no outstanding debt as of December 27, 2025 and December 28, 2024.
On July 1, 2022, Landstar entered into a second amended and restated credit agreement with a bank syndicate led by JPMorgan Chase Bank, N.A., as administrative agent (as further amended as of June 21, 2024, the “Credit Agreement”). The Credit Agreement, which matures July 1, 2027, provides for borrowing capacity in the form of a revolving credit facility of $300,000,000, $45,000,000 of which may be utilized in the form of letters of credit. The Credit Agreement also includes an “accordion” feature providing for a possible increase of up to an aggregate amount of borrowing capacity of $600,000,000. As of December 27, 2025, the Company had no borrowings outstanding under the Credit Agreement.
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
Landstar paid interest of $5,326,000 in fiscal year 2025, $3,813,000 in fiscal year 2024 and $3,604,000 in fiscal year 2023.
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
As most of Landstar’s operating leases do not provide an implicit rate, Landstar utilized its incremental borrowing rate based on the infor matio
n available at the lease commencement date in determining the present value of the lease payments. Landstar has a centrally managed treasury function; therefore, based on the applicable lease terms and the current economic environment, the Company applies a portfolio approach for determining t he
incremental borrowing rate.
The components of lease cost for finance leases and operating leases for the fiscal year ended December 27, 2025 were (in thousands):

Finance leases:
Amortization of right-of-use assets	$18,276
Interest on lease liability	4,305

Total finance lease cost	22,581
Operating leases:
Lease cost	5,079
Variable lease cost	—
Sublease income	(6,219)

Total net operating lease income	(1,140)

Total net lease cost	$21,441

Total net operating lease income, net of rent expense under operating leases, was $1,769,000 and $1,853,000 in fiscal years 2024 and 2023, respectively.

A summary of the lease classification on the Company’s consolidated balance sheet as of December 27, 2025 is as follows (in thousands):
Assets:

Operating lease right-of-use assets	Other assets	$615
Finance lease assets	Operating property, less accumulated depreciation and amortization	108,385

Total lease assets		$109,000

Liabilities:
The following table reconciles the undiscounted cash flows for the finance and operating leases to the finance and operating lease liabilities recorded on the balance sheet at December 27, 2025 (in thousands):

	Finance Leases	Operating Leases
2026	$31,764	$298
2027	20,966	264
2028	17,057	94
2029	12,678	—
2030	1,759	—
Thereafter	—	—

Total future minimum lease payments	84,224	656
Less amount representing interest (1.6% to 6.4%)	7,402	41

Present value of minimum lease payments	$76,822	$615

Current maturities of long-term debt	28,342
Long-term debt, excluding current maturities	48,480
Other current liabilities		289
Deferred income taxes and other noncurrent liabilities		326
The weighted average remaining lease term and the weighted average discount rate for finance and operating leases as of December 27, 2025 we re:

	Finance Leases	Operating Leases
Weighted average remaining lease term (years)	3.3	2.3
Weighted average discount rate	5.2%	5.5%
(9) Share-Based Payment Arrangements
As of December 27, 2025, the Company has an employee equity incentive plan, the 2011 equity incentive plan (the “2011 EIP”). The Company also has a stock compensation plan for members of its Board of Directors, the 2022 Directors Stock Compensation Plan (the “2022 DSCP”). 6,000,000 shares of the Company’s Common Stock were authorized for issuance under the 2011 EIP and 200,000 shares of the Company’s Common Stock were authorized for issuance under the 2022 DSCP. The 2011 EIP and 2022 DSCP are each referred to herein as a “Plan,” and, collectively, as the “Plans.” Amounts recognized in the financial statements with respect to these Plans are as follows (in thousands):

	Fiscal Years
	2025	2024	2023
Total cost of the Plans during the period	$5,998	$3,435	$4,282
Amount of related income tax benefit recognized during the period	(1,364)	(1,963)	(3,622)

Net cost of the Plans during the period	$4,634	$1,472	$660

Included in income tax benefits recognized in the fiscal years ended December 27, 2025, December 28, 2024 and December 30, 2023 were tax deficiencies (excess tax benefits) from stock-based awards of $106,000,
(
$1,122,000
)
and
(
$2,830,000
)
, respectively.

As of December 27, 2025, there were 172,859 shares of the Company’s Common Stock reserved for issuance under the 2022 DSCP and 2,681,782 shares of the Company’s Common Stock reserved for issuance under the 2011 EIP.
Restricted Stock Units
The following table summarizes information regarding the Company’s outstanding restricted stock unit (“RSU”) awards with either a performance condition or a market condition under the Plans:

	Number of RSUs	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2022	151,780	$115.80
Granted	41,638	$164.91
Shares earned in excess of target (1)	79,176	$98.39
Vested shares, including shares earned in excess of target	(137,861)	$97.97
Forfeited	(2,011)	$142.67

Outstanding at December 30, 2023	132,722	$138.93
Granted	102,997	$138.85
Shares earned in excess of target (2)	1,791	$51.42
Vested shares, including shares earned in excess of target	(45,057)	$115.69
Forfeited	(29,801)	$140.20

Outstanding at December 28, 2024	162,652	$144.12
Granted	54,402	$147.09
Forfeited	(13,342)	$158.95

Outstanding at December 27, 2025	203,712	$143.95

(1)
Represents additional shares earned (i) under the February 1, 2019 and January 31, 2020 RSU awards as fiscal year 2022 financial results exceeded target performance level and (ii) under the April 24, 2018 and July 1, 2019 RSU awards as total shareholder return during the applicable performance period exceeded target performance level under each of those awards.

(2)
Represents additional shares earned under the April 24, 2018 and July 1, 2019 RSU awards as total shareholder return during the applicable performance period exceeded target performance level under each of those awards.

During fiscal years 2025, 2024 and 2023, the Company granted RSUs with a performance condition. During fiscal years 2025 and 2024, the Company also granted RSUs with a market condition.
RSUs with a performance condition granted on January 31, 2025 and February 3, 2025 may vest on January 31 of 2028, 2029 and 2030 based on growth in operating income and pre-tax
income per diluted share from continuing operations as compared to the results from the 2024 fiscal year. RSUs with a performance condition granted on February 2, 2024 may vest on January 31 of 2027, 2028 and 2029 based on growth in operating income and pre-tax
income per diluted share from continuing operations as compared to the results from the 2023 fiscal year. RSUs with a performance condition granted on February 3, 2023 may vest on January 31 of 2026, 2027 and 2028 based on growth in operating income and pre-tax
income per diluted share from continuing operations as compared to the results from the 2022 fiscal year. At the time of grant, the target number of common shares available for issuance under the January 31, 2025, February 2, 2024 and February 3, 2023 grants equals
100
% of the number of RSUs granted, and the maximum number of common shares available for issuance under the January 31, 2025, February 2, 2024 and February 3, 2023 grants equals
200
% of the number of RSUs credited to the recipient. In the event actual results exceed the target, the number of shares that will be granted will exceed the number of RSUs granted. The fair value of an RSU with a performance condition was determined based on the market value of the Company’s Common Stock on the date of grant, discounted for lack of marketability for a minimum post-vesting holding requirement. The discount rate due to lack of marketability used for RSU award grants with a performance condition for all periods was
7
%. With respect to RSU awards with a performance condition, the Company reports compensation expense over the life of the award based on an estimated number of units that will vest over the life of the award, multiplied by the fair value of an RSU at the time of grant.

On January 31, 2025 and February 2, 2024, the Company granted
6,050
and
58,268
RSUs, respectively, that vest based on a market condition. These RSUs may vest based on the achievement of the target Company’s total shareholder return (“TSR”) compound annual growth rate, adjusted to reflect dividends (if any) paid during the periods and capital adjustments as may be necessary, and are eligible to vest annually starting after the sixth anniversary of the grant date and concluding after the tenth anniversary of the grant date. The fair value of these RSU awards was determined at the time of grants based on the expected achievement of the market condition. With respect to these RSU awards, the Company reports compensation expense ratably over the service period of the awards based on the number of units granted multiplied by the grant date fair value of the RSU. Previously recognized compensation cost would be reversed only if the employee did not complete the requisite service period due to termination of employment.

The
Company recognized approximately $
1,102,000
, ($
800,000
)
and $
581,000
of share-based compensation expense (benefit) related to RSU awards in fiscal years 2025, 2024 and 2023, respectively. As of December 27, 2025, there was a maximum of $
51.2
 million of total unrecognized compensation cost related to RSU awards granted under the Plans with an expected average remaining life of approximately
2.8
years. With respect to RSU awards with a performance condition, the amount of future compensation expense to be recognized will be determined based on future operating results.
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

	Number of Shares and Deferred Stock Units	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2022	47,795	$138.30
Granted	22,714	$179.32
Vested	(24,161)	$138.35

Non-vested at December 30, 2023	46,348	$158.38
Granted	31,525	$187.08
Vested	(25,647)	$151.16
Forfeited	(4,707)	$169.92

Non-vested at December 28, 2024	47,519	$180.17
Granted	31,439	$158.29
Vested	(23,950)	$176.95
Forfeited	(1,232)	$174.25

Non-vested at December 27, 2025	53,776	$168.95
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
As of December 27, 2025, there was $4,549,000 of total unrecognized compensation cost related to non-vested
shares of restricted stock and Deferred Stock Units granted under the Plans. The unrecognized compensation cost related to these non-vested
shares of restricted stock and Deferred Stock Units is expected to be recognized over a weighted average period of 1.6 years.
Stock Options
The Company did not grant any stock options during its 2023, 2024 or 2025 fiscal years. Options outstanding under the Plans generally become exercisable in either five equal annual installments commencing on the first anniversary of the date of grant or 100% on the fifth anniversary from the date of grant, subject to acceleration in certain circumstances. All options granted under the Plans expire on the tenth anniversary of the date of grant. Under the Plans, the exercise price of each option equals the fair market value of the Company’s Common Stock on the date of grant.

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
The Company had no issued and outstanding vested or unvested stock options or unrecognized compensation costs related to non-vested
stock options granted under the Plans as of or for the fiscal years ended December 27, 2025 and December 28, 2024.
The following table summarizes information regarding the Company’s outstanding stock options under the Plans for fiscal year 2023:

	Options Outstanding		Options Exercisable
	Number of Options	Weighted Average Exercise Price per Share	Number of Options	Weighted Average Exercise Price per Share
Options at December 31, 2022	1,900	$56.40	1,900	$56.40
Exercised	(1,900)	$56.40

Options at December 30, 2023	—		—

The total
 intrinsic value of stock options exercised during fiscal year 2023 was $
218,000
.
Directors’ Stock Compensation Plan
Directors of the Company who are not employees of the Company (each an “Eligible Director”) are entitled under the 2022 DSCP to receive a grant of such number of restricted shares of the Company’s Common Stock or Deferred Stock Units equal to the quotient of $150,000 divided by the fair market value of a share of Common Stock on the date immediately following the date of each annual meeting of the stockholders of the Company (an “Annual Meeting”). In fiscal year 2025, 8,591 restricted shares were granted to Eligible Directors. In fiscal year 2024, 5,810 restricted shares were granted to Eligible Directors. In fiscal year 2023, 5,957 restricted shares were granted to Eligible Directors. No Deferred Stock Units were issued in fiscal years 2025, 2024 or 2023. Restricted shares granted in 2025, 2024 and 2023 vest on the date of the next Annual Meeting. During fiscal years 2025, 2024 and 2023, $1,062,000, $1,053,000 and $1,050,000, respectively, of compensation cost was recorded for the grant of these restricted shares.
(10) Equity
On December 7, 2021, the Landstar System, Inc. Board of Directors authorized the Company to purchase up to 1,912,824 shares of the Company’s Common Stock from time to time in the open market and in privately negotiated transactions. This program was completed during fiscal year 2025. On December 6, 2022, the Landstar System, Inc. Board of Directors authorized the Company to purchase up to 1,900,826 additional shares of the Company’s Common Stock from time to time in the open market and in privately negotiated transactions. On December 4, 2023, the Landstar System, Inc. Board of Directors authorized the Company to purchase up to 319,332 additional shares of its Common Stock from time to time in the open market and in privately negotiated transactions under its share purchase program. As of December 27, 2025, the Company had authorization to purchase in the aggregate up to 1,266,118 shares of its Common Stock under these programs. No specific expiration date has been assigned to the December 6, 2022 or December 4, 2023 authorizations. During fiscal year 2025, Landstar purchased a total of 1,281,863 shares of its Common Stock at a total cost of $180,901,000 pursuant to its previously announced stock purchase program, including $179,139,000 in cash purchases and accrued excise tax of $1,762,000, which is included in other current liabilities in the consolidated balance sheet at December 27, 2025. The Company also paid $717,000 in excise tax on its common stock purchases, which was included in other current liabilities in the consolidated balance sheet at December 28, 2024.
The Company has 2,000,000 shares of preferred stock authorized and unissued.

(11) Commitments and Contingencies
At December 27, 2025, in addition to the $75,331,000 letters of credit secured by investments, Landstar had $34,916,000 of letters of credit outstanding under the Company’s Credit Agreement.
As previously disclosed by the Company in its Quarterly Report on Form
10-Q
for the 2025 second quarter filed with the SEC on July 29, 2025, the Current Report on Form
8-K
filed with the SEC on August 13, 2025, the Quarterly Report on Form
10-Q
for the 2025 third quarter filed with the SEC on October 28, 2025, and the Current Report on Form
8-K
filed with the SEC on January 21, 2026, a trial verdict (the “Verdict”) was rendered on August 6, 2025 in state court in El Paso County, Texas, in the matter of Eduardo Cabral, et. al. v. Landstar Ranger, Inc., et. al. (the “Cabral Matter”). As previously disclosed, the Verdict included a determination by the jury that Landstar Ranger, Inc. (“Landstar Ranger”) acted as a broker and not as a motor carrier with respect to the transportation of the shipment involved in a tragic accident. The Verdict also determined total monetary damages of
$
22.8
 million and that
15
% of such damages, or $
3.42
 million, was attributable to Landstar Ranger, with the remainder of the total monetary damages attributable to the hauling motor carrier and the hauling motor carrier’s employee truck driver. On January 13, 2026, the trial court entered a judgment (the “Judgment”) with respect to the Verdict that found Landstar Ranger financially responsible for
100
%, rather than
15
%, of the $
22.8
 million of monetary damages awarded to the plaintiffs, plus pre-judgment
interest. As a result of the Judgment, the Company recorded a pre-tax
charge of approximately $
5.7

million during the 2025 fiscal fourth quarter to insurance and claim costs. As also previously disclosed, during fiscal year 2025, the company received cash payments of $
12,000,000
from third party reinsurance providers in the form of a “no claims bonus” due to favorable loss experience with respect to claims incurred during the applicable policy period. In connection with the Judgment, the Company has reclassified this “no claims bonus” from current liabilities to current insurance claims in the consolidated balance sheet as of December 27, 2025. The Company intends to vigorously appeal the Cabral Matter, including the Judgment; however, no assurances can be provided as to the probability of success with respect to any potential appeals relating to the Cabral Matter, generally, or the Judgment, specifically, or the ultimate outcome of any such appeals. The total cost associated with the Cabral Matter, which may include post-judgment interest, bonding-related costs and legal and other professional fees, will depend on many factors and the ultimate financial impact, as well as the timing of the ultimate resolution of this matter, are difficult to predict.
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
(12) Segment Information
Landstar markets its integrated transportation management solutions primarily through independent commission sales agents and exclusively utilizes third party capacity providers to transport customers’ freight. Landstar’s independent commission sales agents enter into contractual arrangements with the Company and are responsible for locating freight, making that freight available to Landstar’s capacity providers and coordinating the transportation of the freight with customers and capacity providers. The Company’s third party capacity providers consist of BCO Independent Contractors, unrelated trucking companies who provide truck capacity to the Company under non-exclusive
contractual arrangements (the “Truck Brokerage Carriers”), air cargo carriers, ocean cargo carriers and railroads. Through this network of agents and capacity providers linked together by Landstar’s ecosystem of digital technologies, Landstar operates an integrated transportation management solutions business primarily throughout North America with revenue of $4.7 billion during the most recently completed fiscal year. The Company reports the results of two operating segments: the transportation logistics segment and the insurance segment.
The transportation logistics segment provides a wide range of integrated transportation management solutions. Transportation services offered by the Company include truckload, less-than-truckload and other truck transportation, rail intermodal, air cargo, ocean cargo, expedited ground and air delivery of time-critical freight, heavy-haul/specialized, hazardous materials
(“haz-mat”),
cold chain/temperature-controlled, U.S.-Canada and U.S.-Mexico cross-border, intra-Mexico, intra-Canada, project cargo and customs brokerage. Examples of the industries serviced by the transportation logistics segment include automotive parts and assemblies, consumer durables, building products, metals, chemicals, foodstuffs, heavy machinery, retail, electronics, military equipment and general commodities. In addition, the transportation logistics segment provides transportation services to other transportation companies, including third party logistics and less-than-truckload service providers. The independent commission sales agents market services provided by the transportation logistics segment. Billings for freight transportation services are typically charged to customers on a per shipment basis for the physical transportation of freight and are referred to as transportation revenue. The results of operations from Landstar Blue and Landstar Metro are presented as part of the Company’s transportation logistics segment.

The insurance segment is comprised of Signature Insurance Company (“Signature”), a wholly owned offshore insurance subsidiary, and Risk Management Claim Services, Inc. The insurance segment provides risk and claims management services to certain of Landstar’s operating subsidiaries. In addition, it reinsures certain risks of the Company’s BCO Independent Contractors and provides certain property and casualty insurance and reinsurance directly to certain of Landstar’s operating subsidiaries. Revenue at the insurance segment represents reinsurance premiums from third party insurance companies that provide insurance programs to BCO Independent Contractors where all or a portion of the risk is ultimately borne by Signature. Internal revenue for premiums billed by the insurance segment to the transportation logistics segment is calculated each fiscal period based primarily on an actuarial calculation of historical loss experience and is believed to approximate the cost that would have been incurred by the transportation logistics segment had similar insurance been obtained from an unrelated third party.
The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company’s chief operating decision maker (“CODM”) is our Chief Executive Officer. The CODM evaluates each segment’s performance and makes decisions about resource allocations primarily based on operating income, which is the principal financial metric utilized to monitor budgeted versus actual results by segment of the Company. Asset information by segment is not regularly provided to the CODM for purposes of evaluating performance or allocating resources, and therefore such information has not been presented.
No single customer accounted for more than 10% of the Company’s consolidated revenue in fiscal years 2025, 2024 and 2023. Substantially all of the Company’s revenue is generated in North America, primarily through customers located in the United States.

The following tables summarize information about the Company’s reportable business segments as of and for the fiscal years ending December 27, 2025, December 28, 2024 and December 30, 2023 (in thousands):

	Transportation
	Logistics	Insurance	Total
2025
External revenue	$4,685,115	$58,645	$4,743,760
Internal revenue	—	57,694	57,694

Total revenue	4,685,115	116,339	4,801,454

Investment income		13,685	13,685
Purchased transportation	3,688,343		3,688,343
Commissions to agents	387,397		387,397
Other operating costs, net of gains on asset sales/dispositions	61,586		61,586
Insurance and claims	102,336	114,794	217,130
Selling, general and administrative	219,006	11,542	230,548
Depreciation and amortization	46,388		46,388
Impairment of intangible and other assets (1)	32,170		32,170

Operating income	147,889	3,688	151,577

Goodwill	34,005		34,005

	Transportation
	Logistics	Insurance	Total
2024
External revenue	$4,756,008	$63,237	$4,819,245
Internal revenue	—	57,476	57,476

Total revenue	4,756,008	120,713	4,876,721

Investment income		14,810	14,810
Purchased transportation	3,745,241		3,745,241
Commissions to agents	392,751		392,751
Other operating costs, net of gains on asset sales/dispositions	58,781		58,781
Insurance and claims	92,712	78,693	171,405
Selling, general and administrative	204,089	13,619	217,708
Depreciation and amortization	56,738		56,738

Operating income	205,696	43,211	248,907

Goodwill	40,933		40,933

	Transportation
	Logistics	Insurance	Total
2023
External revenue	$5,230,846	$72,476	$5,303,322
Internal revenue	—	67,977	67,977

Total revenue	5,230,846	140,453	5,371,299

Investment income		10,141	10,141
Purchased transportation	4,068,262		4,068,262
Commissions to agents	462,668		462,668
Other operating costs, net of gains on asset sales/dispositions	54,191		54,191
Insurance and claims	101,179	81,039	182,218
Selling, general and administrative	197,819	13,980	211,799
Depreciation and amortization	58,153		58,153

Operating income	288,574	55,575	344,149

Goodwill	42,275		42,275

(1)	Included in the $32,170,000 impairment of intangible and other assets was a goodwill impairment of $7,530,000 within the transportation logistics segment.

	Fiscal Years Ended
	December 27, 2025	December 28, 2024	December 30, 2023
Total revenue	$4,801,454	$4,876,721	$5,371,299
Elimination of internal revenue	(57,694)	(57,476)	(67,977)

Total consolidated revenue	4,743,760	4,819,245	5,303,322
Operating income	$151,577	$248,907	$344,149
Interest and debt expense (income) (2)	996	(5,419)	(3,946)

Income before income taxes	150,581	254,326	348,095

(2)
Interest and debt expense (income) includes (1) interest income earned on cash balances held by the transportation logistics segment of $4,590, $9,495 and $7,811 in 2025, 2024 and 2023, respectively and (2) consolidated total interest expense of $5,586, $4,076 and $3,865 in 2025, 2024 and 2023, respectively.

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
The following table summarizes the adverse effect of the increase in the cost of insurance claims resulting from net unfavorable development of prior year self-insured claims estimates on operating income, net income and basic and diluted earnings per share set forth in the consolidated statements of income for the fiscal years ended December 27, 2025, December 28, 2024 and December 30, 2023 (in thousands, except per share amounts):

	Fiscal Years Ended
	December 27, 2025	December 28, 2024	December 30, 2023
Operating income	$32,082	$8,824	$6,058
Net income	$24,511	$6,794	$4,598
Basic and diluted earnings per share	$0.71	$0.19	$0.13
The unfavorable development of prior years’ claims during the fiscal year ended December 27, 2025 was primarily attributable to several specific commercial trucking claims, including approximately $5.7 million related to the Judgment in the Cabral Matter, and elevated cargo loss experience as a result of fraud and theft in the supply chain. The unfavorable development of prior years’ claims in the fiscal years ended December 28, 2024 and December 30, 2023 was primarily attributable in each year to several specific claims.
(14) Held for Sale Subsidiary
During the 2025 fiscal year, the Company entered into an arrangement with a financial advisor to actively market its Mexican subsidiary, Landstar Metro, S.A.P.I. de C.V. (“Landstar Metro”) and to consider other strategic alternatives for this subsidiary, which may involve a sale or other disposition in whole or in part of Landstar Metro during the Company’s 2026 fiscal year. The Company determined that this planned divestiture does not represent a strategic shift that would be expected to have a significant effect on our consolidated results of operations, and therefore the results of Landstar Metro are not reported as discontinued operations. It is not anticipated that a sale or other disposition of Landstar Metro will adversely affect the Company’s ability to provide U.S.-Mexico cross-border services, given that Landstar Metro is principally engaged in intra-Mexico truck transportation services.
In connection with the decision to actively market Landstar Metro, management identified a triggering event to perform a quantitative goodwill impairment test. Based on the quantitative assessment, the Company concluded that Landstar Metro’s goodwill was impaired and recorded a non-cash
impairment charge of $7,530,000 to goodwill within the transportation logistics segment. Further, based on the expected fair value of Landstar Metro, net of costs to sell, the Company recognized an impairment on assets held for sale of $10,678,000. Both impairments are included in impairment of intangible and other assets within the Company’s consolidated statements of income. No assurances can be provided that there will not be additional charges and expenses incurred by the Company in connection with this sale process or upon any ultimate disposition of Landstar Metro.

As of December 27, 2025, the assets and liabilities of Landstar Metro are presented as held for sale at carrying value. A summary of assets and liabilities associated with Landstar Metro that are held for sale, is presented below (in thousands):

As of December 27, 2025
Assets held for sale:
Cash and cash equivalents	$179
Trade and other receivables	8,712
Operating property	7,981
Other assets	6,037
Less: valuation allowance	(10,678)

Total assets held for sale (1)	$12,231

Liabilities held for sale:
Accounts payable	$2,640
Deferred income taxes and other liabilities	4,321

Total liabilities held for sale (1)	$6,961

Cumulative translation loss of foreign entities held for sale (2)	$1,205

(1)	Assets and liabilities held for sale are separately presented on the consolidated balance sheets.
(2)	Cumulative translation loss of foreign entities held for sale is included within accumulated other comprehensive loss on the consolidated balance sheets.
(15) Impairment of Software Assets
During the 2025 fiscal year, the Company performed a strategic review of its operations. In connection with this strategic review, management evaluated its transportation management systems (“TMSs”), including the Landstar TMS, a cloud-based platform for truckload freight agent workflow, and the Blue TMS, a cloud-based platform built specifically to service the truckload brokerage contract services market. Management determined that the Landstar TMS, rather than the Blue TMS, would be the Company’s primary TMS used in the future to service the truckload brokerage contract services market. As a result of this decision, the Company also determined to wind-down the Blue TMS and, in connection therewith, the Company performed a recoverability test with respect to potential impairment of the software assets associated with the Blue TMS and determined estimated fair value based on discounted cash flows. The Company subsequently recorded an $
8,963,000
impairment charge within its transportation logistics segment, which is included in impairment of intangible and other assets within the Company’s consolidated statements of income.
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
During the 2025 fiscal year, the Company determined that there were indicators of potential impairment related to the value of its equity investment in Cavnue related to the financial performance of the company and its ability to raise additional capital to finance continued investment in its operations. As such, the Company recorded a impairment charge for the carrying value of its investment in Cavnue of $
4,999,000
during the fiscal year ended December 27, 2025, which is included in impairment of intangible and other assets within the Company’s consolidated statements of income. The Company subsequently fully divested itself of its interests in Cavnue in January 2026.

(17) Recent Accounting Pronouncements
Adoption of New Accounting Standards
In December 2023, the FASB issued ASU
2023-09,
Income Taxes (Topic 740): Improvements to Income Tax Disclosures
(“ASU
2023-09”),
which expands disclosures in an entity’s income tax rate reconciliation table and regarding cash taxes paid both in the U.S. and foreign jurisdictions. ASU
2023-09
is effective for annual periods beginning after December 15, 2024. The Company adopted ASU
2023-09
on December 27, 2025 retrospectively to all prior periods presented in the consolidated financial statements.
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
(18) Supply Chain Fraud Matter
During the last week of the Company’s 2025 first fiscal quarter, the Company identified a supply chain fraud (the “Supply Chain Fraud Matter”) relating to the Company’s international freight forwarding operations. The Supply Chain Fraud Matter did not involve the Company’s core North American truckload services. In connection with the Supply Chain Fraud Matter, consolidated revenue and purchased transportation as reported in the Company’s fiscal year 2024, 2023 and 2022 financial results were each overstated by approximately 2%, 1%, and less than 0.5%, respectively. As the overstated amount of revenue was approximately equal to the overstated amount of purchased transportation, the impact on each of operating income and net income, as reported, was less than 1% in fiscal year 2024 and less than 0.2% in fiscal years 2023 and 2022, respectively.
The Company performed a quantitative and qualitative analysis of the impact of the Supply Chain Fraud Matter in respect of the 2025 first fiscal quarter and the financial statements for each prior fiscal year period during which identified instances of fraud relating to this matter occurred. In connection therewith, the Company concluded that such impact was immaterial with respect to each such fiscal period. The Company’s financial results for the fiscal year ended December 27, 2025 included a $4.8 million pre-tax
expense, or $0.10 per basic and diluted share, relating to the Supply Chain Fraud Matter. This expense reflects the total currently anticipated aggregate adverse financial impact to Landstar relating to the Supply Chain Fraud Matter, net of certain actual and anticipated recoveries and before taking into account the cost of legal and other professional fees as well as additional potential recoveries in the future. This expense was reflected in the fiscal year 2025 provision for contractor bad debt expense within other operating costs on the Company’s consolidated statements of income. As of the December 27, 2025 consolidated balance sheet, this amount was included in the allowance for doubtful accounts related to other receivables.

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Landstar System, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Landstar System, Inc. and subsidiary (the Company) as of December 27, 2025 and December 28, 2024, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the fiscal years in the three-year period ended December 27, 2025, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 27, 2025 and December 28, 2024, and the results of its operations and its cash flows for each of the fiscal years in the three-year period ended December 27, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 27, 2025, based on criteria established in
Internal Control – Integrated Framework (2013)
 issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February
23
, 2026 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Self-insurance claims liability
As discussed in Note 1 to the consolidated financial statements, the liability for insurance claims includes the actuarially determined estimated costs of cargo, property, casualty, general liability, and workers’ compensation claims, both reported and for claims incurred but not reported, up to the Company’s retained amount per claim, which is referred to as the self-insurance claims liability. The Company’s estimated costs of insurance claims include assumptions regarding the frequency and severity of claims and are based upon the facts and circumstances known as of the applicable balance sheet date. The Company’s liability for insurance claims as of December 27, 2025 was $150,049,000, which includes the self-insurance claims liability.

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
February 23, 2026

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, an evaluation was carried out, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended). Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of December 27, 2025 to provide reasonable assurance that information required to be disclosed by the Company in reports that it filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

Management, with the participation of the Company’s principal executive officer and principal financial officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 27, 2025. This assessment was performed using the criteria established under the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

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

Based on the assessment performed using the criteria established by COSO, management has concluded that the Company maintained effective internal control over financial reporting as of December 27, 2025.

KPMG LLP (PCAOB ID: 185), the independent registered public accounting firm that audited the financial statements included in this Annual Report on Form
10-K
for the fiscal year ended December 27, 2025, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting. Such report appears immediately below.
(b) Attestation Report of the Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Landstar System, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Landstar System, Inc. and subsidiary’s (the Company) internal control over financial reporting as of December 27, 2025, based on criteria established in
Internal Control – Integrated Framework (2013)
 issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 27, 2025, based on criteria established in
Internal Control – Integrated Framework (2013)
 issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 27, 2025 and December 28, 2024, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the fiscal years in the three-year period ended December 27, 2025, and the related notes (collectively, the consolidated financial statements), and our report dated February 23, 2026 expressed an unqualified opinion on those consolidated financial statements.
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
February 23, 2026

(c) Changes in Internal Control Over Financial Reporting
There were no significant changes in the Company’s internal control over financial reporting during the Company’s fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B.
Other Information
Securities Trading Plans of Directors and Executive Officers
During the fiscal year ended December 27, 2025, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Landstar’s securities that was intended to satisfy the affirmative defense conditions of Rule
10b5-1(c)
or any
“non-Rule
10b5-1
trading
arrangement.”
Amended & Restated Bylaws
On February 19, 2026, the Landstar System, Inc. Board of Directors adopted the Third Amended and Restated Bylaws of Landstar System, Inc. (as amended and restated, the “Bylaws”), effective on such date. Capitalized terms used but not defined in this Annual Report on Form 10-K shall have the meanings ascribed to them in the Bylaws. The changes to the Bylaws include the following:

•
Article I, Section 1.02
(Special Meetings). Updated to (1) permit stockholders who own (or stockholders acting as nominee of behalf of other persons who own) at least twenty percent (20%) of the total voting power of all of the then-outstanding shares of voting stock of the Company and who have continuously held (or, in the case of stockholders acting as nominee on behalf of other persons, which persons have continuously held) such amount of shares of voting stock of the Company for at least one year prior to the date of the request, to request that the Secretary call a special meeting of stockholders, (2) establish procedural requirements for such stockholder requests for a special meeting of stockholders, including guidelines for acceptable delivery methods for such requests and (3) specify that the Board of Directors shall determine the place, date and time of any special meeting called at the request of one or more stockholders.

•
Article I, Section 1.12
(Stockholder Meetings — Nominations and Other Proposals). Updated to (1) clarify that in no event will an adjournment or postponement of an annual meeting commence a new time period (or extend any time period) for the giving of a notice of a stockholder nomination or a stockholder proposal, (2) expand and enhance the disclosures and representations required to be made in the notice of a stockholder nomination as to the person nominated for election to the Board of Directors and (3) expand and enhance the disclosures and representations required to be made in the notice of a stockholder nomination as to the stockholder of record, including to cover any other person or persons acting in concert with such stockholder.

•
Article II, Section 2.11
(Resignations of Directors). Revised to remove language that provided that a resignation conditioned upon a director’s failure to obtain a specified vote for re-election is irrevocable.

•
Article II, Section 2.13
(Vacancies and Newly Created Directorships). Updated to clarify that vacancies and newly created directorships can be filled solely by a majority of the directors then in office, or by a sole remaining director.

•	Article IV, Section 4.06 (Security). Deleted in its entirety.

•
Article VI, Section 6.01
(Indemnification). Updated to (1) specify that indemnification shall be provided to the full extent permitted by subsequent amendments to the General Corporation Law of the State of Delaware (the “DGCL”) and other applicable law, but only to the extent that such amendments permit the Company to provide broader indemnification rights than previously permitted and (2) provide further detail (i) on when a present or former director or officer of the Company will be deemed to have been “successful on the merits or otherwise” in defense of any proceeding arising from such person’s service to the Company and (ii) on certain events that will not be deemed to create a presumption that such person did not act in good faith or in a manner that such person believed to be in or not in opposition to the best interests of the Company for purposes of indemnification by the Company.

•
Article VI, Section 6.04
(Burden of Proof). Updated to specify that the Company must demonstrate by a preponderance of the evidence that the applicable standard of conduct was not met in any proceeding brought to enforce the right of a person to receive indemnification.

•	Article VI, Section 6.06 (Insurance). Updated to provide that the Company will (rather than may) purchase and maintain director and officer insurance.
In addition, certain non-substantive language and conforming changes, other technical edits and updates consistent with the DGCL were made to the Bylaws. The foregoing summary of the changes effectuated by the amendment and restatement of the Bylaws does not purport to be complete and is qualified in its entirety by reference to the full text of the Bylaws, a copy of which is included as Exhibit 3.2 hereto and incorporated herein by reference.
Item 9C.
Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
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

(3) Exhibits

Exhibit No.	Description

(3)	Articles of Incorporation and By-Laws:

3.1	Restated Certificate of Incorporation of the Company dated May 10, 2023, including Certificate of Designation of Junior Participating Preferred Stock dated February 10, 1993. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on May 11, 2023 (Commission File No. 0-21238))

3.2*	The Company’s Third Amended and Restated Bylaws, as adopted as of February 19, 2026.

(4)	Instruments defining the rights of security holders, including indentures:

4.1 P	Specimen of Common Stock Certificate. (Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 33-57174))

4.2	Description of Securities (Incorporated by reference to Exhibit 4.4 to the Registrant’s Annual Report on Form 10-K for fiscal year ended December 28, 2019 (Commission File No. 0-21238))

(10)	Material contracts:

10.1+	Second Amended and Restated Credit Agreement, dated as of July 1, 2022, among Landstar System Holdings, Inc., the Company, the lenders named therein, and JPMorgan Chase Bank, N.A. as Administrative Agent (including exhibits and schedules thereto). (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on July 8, 2022 (Commission File No. 0-21238))

10.2+	First Amendment to Second Amended and Restated Credit Agreement, dated as of June 21, 2024, among Landstar System Holdings, Inc., the Company, the lenders named therein, and JPMorgan Chase Bank, N.A. as Administrative Agent (including exhibits and schedules thereto). (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed on July 31, 2024 (Commission File No. 0-21238))

10.3+	Landstar System, Inc. Supplemental Executive Retirement Plan, as amended and restated as of January 1, 2015 (Incorporated by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 27, 2014 (Commission File No. 0-21238))

10.4+	First Amendment, dated as of November 1, 2018, to the Landstar System, Inc. Supplemental Executive Retirement Plan (as amended and restated as of January 1, 2015) (Incorporated by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 29, 2018 (Commission File No. 0-21238))

10.5+	Landstar System, Inc. 2011 Equity Incentive Plan, as amended through November 2, 2023. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 10-Q filed on November 3, 2023 (Commission File No. 0-21238))

10.6+	Landstar System, Inc. 2022 Directors Stock Compensation Plan (Incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement filed on March 29, 2022 (Commission File No. 0-21238))

10.7+	Form of Indemnification Agreement between the Company and each of the directors and Executive Officers of the Company (Incorporated by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 27, 2003 (Commission File No. 0-21238))

10.8+	Form of Key Executive Employment Protection Agreement between Landstar System, Inc. and certain of the Executive Officers of the Company, in the form as amended as of December 26, 2015, (Incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K for fiscal year ended December 26, 2015 (Commission File No. 0-21238))

10.9+	Form of Notice of 2025 Performance Related Stock Awards under the 2011 Equity Incentive Plan, with Restrictive Covenant Agreement included at Appendix A (Incorporated by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 28, 2024 (Commission File No. 0-21238))

10.10+*	Form of Notice of 2026 Performance Related Stock Awards under the 2011 Equity Incentive Plan

10.11+	Letter Agreement, dated December 4, 2023, between Landstar System, Inc. and Frank A. Lonegro (Incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed on December 5, 2023 (Commission File No. 0-21238))

10.12+	Total Shareholder Return Performance Related Stock Award Agreement, between Landstar System, Inc. and Frank A. Lonegro, dated February 2, 2024 (Incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 30, 2023 (Commission File No. 0-21238))

10.13+*	Landstar System, Inc. Incentive Compensation Plan

(19)	Insider Trading Policies and Procedures:

19.1	Insider Trading Policy, dated as of February 20, 2025 (Incorporated by reference to Exhibit 19.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 28, 2024 (Commission File No. 0-21238))

(21)	Subsidiaries of the Registrant:

21.1*	List of Subsidiaries of the Registrant

(23)	Consents of experts and counsel:

23.1*	Consent of KPMG LLP as Independent Registered Public Accounting Firm

(24)	Power of attorney:

24.1*	Powers of Attorney

(31)	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002:

31.1*	Chief Executive Officer certification, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Chief Financial Officer certification, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32)	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002:

32.1**	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(97)

97.1+	Landstar System, Inc. Clawback Policy, as adopted on August 10, 2023

101*	The following materials from the Company’s Annual Report on Form 10-K for the fiscal year ended December 27, 2025, formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Changes in Shareholders’ Equity, (vi) Notes to Consolidated Financial Statements, and (vii) Financial Statement Schedule.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

+	management contract or compensatory plan or arrangement

*	Filed herewith.

**	Furnished herewith.

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

Date: February 23, 2026	LANDSTAR SYSTEM, INC.

	By:	/s/ FRANK A. LONEGRO
Frank A. Lonegro
President and Chief Executive Officer

	By:	/s/ JAMES P. TODD
James P. Todd
Vice President, Chief Financial Officer and Assistant Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ FRANK A. LONEGRO Frank A. Lonegro	President and Chief Executive Officer; Principal Executive Officer; Director	February 23, 2026

/s/ JAMES P. TODD	Vice President and Chief Financial Officer	February 23, 2026
James P. Todd	and Assistant Secretary; Principal Financial Officer and
Principal Accounting Officer

*	Director	February 23, 2026
Homaira Akbari

*	Director	February 23, 2026
David G. Bannister

*	Director	February 23, 2026
J. Barr Blanton

*	Director	February 23, 2026
Melanie M. Hart

*	Director	February 23, 2026
James L. Liang

*	Chairman of the Board	February 23, 2026
Diana M. Murphy

*	Director	February 23, 2026
Anthony J. Orlando

*	Director	February 23, 2026
George P. Scanlon

*	Director	February 23, 2026
Teresa L. White

By:	/s/ MICHAEL K. KNELLER
Michael K. Kneller
Attorney In Fact*