Form 10-Q
period 2026-03-28
LANDSTAR SYSTEM INC
filed 2026-04-29
CIK 853816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March
28, 2026
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
of the Exchange Act).  Yes ☐ No ☒
The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of the close of business on April 20, 2026 was 33,928,210.

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
10-01
of Regulation
S-X
and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the thirteen weeks ended March 28, 2026 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 26, 2026.
These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s 2025 Annual Report on Form

10-K.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)
(Unaudited)

	March 28, 2026	December 27, 2025
ASSETS
Current Assets
Cash and cash equivalents	$353,255	$396,694
Short-term investments	57,697	55,531
Trade accounts receivable, less allowance of $8,606 and $12,490	692,016	670,137
Other receivables, including advances to independent contractors, less allowance of $15,791 and $18,759	48,402	52,784
Assets held for sale	11,788	12,231
Other current assets	20,443	28,949

Total current assets	1,183,601	1,216,326

Operating property, less accumulated depreciation and amortization of $480,097 and $473,642	255,738	261,322
Goodwill	34,005	34,005
Other assets	128,854	124,282

Total assets	$1,602,198	$1,635,935

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Cash overdraft	$54,432	$56,654
Accounts payable	396,654	369,567
Current maturities of long-term debt	26,121	28,342
Insurance claims	56,794	87,343
Dividends payable	—	68,117
Liabilities held for sale	8,468	6,961
Other current liabilities	88,251	78,856

Total current liabilities	630,720	695,840

Long-term debt, excluding current maturities	43,145	48,480
Insurance claims	96,502	62,706
Deferred income taxes and other noncurrent liabilities	32,855	33,244
Shareholders’ Equity
Common stock, $0.01 par value, authorized 160,000,000 shares, issued 68,619,240 and 68,590,708 shares	686	686
Additional paid-in capital	263,740	261,256
Retained earnings	2,878,506	2,852,680
Cost of 34,691,030 and 34,531,982 shares of common stock in treasury	(2,336,869)	(2,313,245)
Accumulated other comprehensive loss	(7,087)	(5,712)

Total shareholders’ equity	798,976	795,665

Total liabilities and shareholders’ equity	$1,602,198	$1,635,935

See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share amounts)
(Unaudited)

	Thirteen Weeks Ended
	March 28, 2026	March 29, 2025
Revenue	$1,171,291	$1,152,502
Investment income	2,974	3,598
Costs and expenses:
Purchased transportation	906,997	897,878
Commissions to agents	92,143	93,314
Other operating costs, net of gains on asset sales/dispositions	14,800	11,829
Insurance and claims	35,564	39,852
Selling, general and administrative	60,965	61,582
Depreciation and amortization	10,560	12,226

Total costs and expenses	1,121,029	1,116,681

Operating income	53,236	39,419
Interest and debt expense (income)	518	(159)

Income before income taxes	52,718	39,578
Income taxes	13,278	9,772

Net income	$39,440	$29,806

Basic and diluted earnings per share	$1.16	$0.85

Average basic and diluted shares outstanding	34,022,000	35,203,000

Dividends per common share	$0.40	$0.36

See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(Unaudited)

	Thirteen Weeks Ended
	March 28, 2026	March 29, 2025
Net income	$39,440	$29,806
Other comprehensive (loss) income:
Unrealized holding (losses) gains on available-for-sale investments, net of tax (benefit) expense of ($214) and $264	(780)	964
Foreign currency translation (losses) gains	(595)	50

Other comprehensive (loss) income	(1,375)	1,014

Comprehensive income	$38,065	$30,820

See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Thirteen Weeks Ended
	March 28, 2026	March 29, 2025
OPERATING ACTIVITIES
Net income	$39,440	$29,806
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,560	12,226
Non-cash interest charges	66	66
Provisions for losses on trade and other accounts receivable	107	6,455
Gains on sales/disposals of operating property	(335)	(830)
Deferred income taxes, net	250	146
Stock-based compensation	2,487	2,038
Changes in operating assets and liabilities:
Increase in trade and other accounts receivable	(17,604)	(27,068)
Decrease in other assets	2,629	8,657
Increase in accounts payable	27,087	5,967
Increase in other liabilities	10,277	8,514
Increase in insurance claims	3,247	9,721

NET CASH PROVIDED BY OPERATING ACTIVITIES	78,211	55,698

INVESTING ACTIVITIES
Sales and maturities of investments	34,752	46,858
Purchases of investments	(35,908)	(48,085)
Purchases of operating property	(5,814)	(1,902)
Proceeds from sales of operating property	1,173	4,276

NET CASH (USED) PROVIDED BY INVESTING ACTIVITIES	(5,797)	1,147

FINANCING ACTIVITIES
Decrease in cash overdraft	(2,222)	(1,674)
Dividends paid	(81,731)	(83,320)
Taxes paid in lieu of shares issued related to stock-based compensation plans	(1,040)	(909)
Purchases of common stock	(22,387)	(60,361)
Principal payments on finance lease obligations	(7,556)	(8,339)

NET CASH USED BY FINANCING ACTIVITIES	(114,936)	(154,603)

Effect of exchange rate changes on cash and cash equivalents	(781)	160

Decrease in cash and cash equivalents, including cash and cash equivalents classified as assets held for sale	(43,303)	(97,598)
Less: Net change in cash and cash equivalents classified as assets held for sale	(136)	—

Net change in cash and cash equivalents	(43,439)	(97,598)
Cash and cash equivalents at beginning of period	396,694	515,018

Cash and cash equivalents at end of period	$353,255	$417,420

See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Thirteen Weeks Ended March 28, 2026 and March 29, 2025
(Dollars in thousands)
(Unaudited)

	Common Stock		Additional Paid-In	Retained	Treasury Stock at Cost		Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	Loss	Total
Balance December 27, 2025	68,590,708	$686	$261,256	$2,852,680	34,531,982	$(2,313,245)	$(5,712)	$795,665
Net income				39,440				39,440
Dividends ($0.40 per share)				(13,614)				(13,614)
Purchases of common stock					150,923	(22,587)		(22,587)
Issuance of stock related to stock-based compensation plans	28,532		(3)		8,125	(1,037)		(1,040)
Stock-based compensation			2,487					2,487
Other comprehensive loss							(1,375)	(1,375)

Balance March 28, 2026	68,619,240	$686	$263,740	$2,878,506	34,691,030	$(2,336,869)	$(7,087)	$798,976

	Common Stock		Additional Paid-In	Retained	Treasury Stock at Cost		Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	(Loss) Income	Total
Balance December 28, 2024	68,559,269	$686	$255,260	$2,859,916	33,243,196	$(2,131,413)	$(12,010)	$972,439
Net income				29,806				29,806
Dividends ($0.36 per share)				(12,688)				(12,688)
Purchases of common stock					386,318	(60,945)		(60,945)
Issuance of stock related to stock-based compensation plans	22,503		(2)		6,081	(907)		(909)
Stock-based compensation			2,038					2,038
Other comprehensive income							1,014	1,014

Balance March 29, 2025	68,581,772	$686	$257,296	$2,877,034	33,635,595	$(2,193,265)	$(10,996)	$930,755

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
These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s 2025 Annual Report on Form 10-K.

(1)	Significant Accounting Policies
Revenue from Contracts with Customers – Disaggregation of Revenue
The following table summarizes (i) the percentage of consolidated revenue generated by mode of transportation and (ii) the total amount of truck transportation revenue hauled by BCO Independent Contractors and Truck Brokerage Carriers generated by equipment type during the thirteen-week periods ended March 28, 2026 and March 29, 2025 (dollars in thousands):

	Thirteen Weeks Ended
	March 28, 2026	March 29, 2025
Mode
Truck – BCO Independent Contractors	41%	37%
Truck – Truck Brokerage Carriers	52%	54%
Rail intermodal	2%	2%
Ocean and air cargo carriers	4%	6%

Truck Equipment Type
Van equipment	$603,406	$594,795
Unsided/platform equipment	$368,569	$340,408
Less-than-truckload	$23,788	$22,436
Other truck transportation (1)	$86,518	$92,079

(1)
Includes power-only, expedited, straight truck, cargo van, and miscellaneous other truck transportation revenue generated by the transportation logistics segment. Power-only refers to shipments where the Company furnishes a power unit and an operator but not trailing equipment, which is typically provided by the shipper or consignee.

(2)	Share-based Payment Arrangements
As of March 28, 2026, the Company has an employee equity incentive plan, the 2011 equity incentive plan (the “2011 EIP”). The Company also has a stock compensation plan for members of its Board of Directors, the 2022 Directors Stock Compensation Plan (the “2022 DSCP”). 6,000,000 shares of the Company’s common stock were authorized for issuance under the 2011 EIP and 200,000 shares of the Company’s common stock were authorized for issuance under the 2022 DSCP. The 2011 EIP and 2022 DSCP are each referred to herein as a “Plan,” and, collectively, as the “Plans.” Amounts recognized in the financial statements with respect to these Plans are as follows (in thousands):

	Thirteen Weeks Ended
	March 28, 2026	March 29, 2025
Total cost of the Plans during the period	$2,487	$2,038
Amount of related income tax benefit recognized during the period	(458)	(448)

Net cost of the Plans during the period	$2,029	$1,590

Included in income tax benefits recognized in the thirteen-week periods ended March 28, 2026 and March 29, 2025 were tax deficiencies from stock-based awards of $151,000 and $51,000, respectively.
As of March 28, 2026, there were 172,859 shares of the Company’s common stock reserved for issuance under the 2022 DSCP and 2,550,096 shares of the Company’s common stock reserved for issuance under the 2011 EIP.
Restricted Stock Units
The following table summarizes information regarding the Company’s outstanding restricted stock unit (“RSU”) awards with either a performance condition or a market condition under the Plans:

	Number of RSUs	Weighted Average Grant Date Fair Value
Outstanding at December 27, 2025	203,712	$143.95
Granted	61,058	$134.31
Forfeited	(18,639)	$155.21

Outstanding at March 28, 2026	246,131	$140.71

During the thirteen-week period ended March 28, 2026, the Company granted RSUs with a performance condition and RSUs with a market condition, as further described below. Outstanding RSUs at both December 27, 2025 and March 28, 2026 include RSUs with a performance condition and RSUs with a market condition, as further described below and in the Company’s 2025 Annual Report on Form
10-K.
RSUs with a performance condition granted during the thirteen-week period ended March 28, 2026 may vest on January 31 of 2029, 2030 and 2031 based on growth in diluted earnings per share as compared to the results from the 2025 fiscal year, adjusted to reflect the add back of (i) the charge taken by the Company in the 2025 first quarter in connection with a supply chain fraud relating to the Company’s international freight forwarding operations; and (ii) impairment charges recorded in the Company’s 2025 fiscal year related to: the decision to actively market for sale Landstar Metro, S.A.P.I. de C.V., the Company’s wholly-owned Mexican operating subsidiary; the decision to wind-down the Landstar Blue TMS; and a non-controlling
equity investment made by the Company in Cavnue, LLC, a privately held technology start-up
company.
On January 30, 2026, the Company granted 6,715 RSUs that
vest based on a market condition. These RSUs may vest based on the achievement of a specific total shareholder return (“TSR”) compound annual growth rate, adjusted to reflect dividends (if any) paid during such periods and capital adjustments as may be necessary, and are eligible to vest annually starting after the sixth anniversary of the grant date and concluding after the tenth anniversary of the grant date. The fair value of this RSU award was determined at the time of grant based on the expected achievement of the market condition. With respect to these RSU awards, the Company reports compensation expense ratably over the service period of the award based on the number of units granted multiplied by the grant date fair value of the RSU. Previously recognized compensation cost would be reversed only if the employee did not complete the requisite service period due to termination of employment.

1
0

The Company recognized approximately $1,241,000 and $857,000 of share-based compensation expense related to RSU awards in the thirteen-week periods ended March 28, 2026 and March 29, 2025, respectively. As of March 28, 2026, there was a maximum of $56.9 million of total unrecognized compensation cost related to RSU awards granted under the Plans with an expected average remaining life of approximately 3.3 years. With respect to RSU awards with a performance condition, the amount of future compensation expense to be recognized will be determined based on future operating results.
Non-vested
Restricted Stock and Deferred Stock Units
The following table summarizes information regarding the Company’s outstanding shares of non-vested
restricted stock and Deferred Stock Units (defined below) under the Plans:

	Number of Shares and Deferred Stock Units	Weighted Average Grant Date Fair Value
Non-vested at December 27, 2025	53,776	$168.95
Granted	28,532	$149.09
Vested	(22,676)	$177.48
Forfeited	(1,226)	$177.96

Non-vested at March 28, 2026	58,406	$155.75

The fair value of each share of
non-vested
restricted stock issued and Deferred Stock Unit granted under the Plans is based on the fair value of a share of the Company’s common stock on the date of grant. Shares of non-vested
restricted stock are generally subject to vesting in three equal annual installments either on the first, second and third anniversary of the date of the grant or the third, fourth and fifth anniversary of the date of the grant, in two equal annual installments on the first and second anniversary of the date of the grant or 100% on the first or third anniversary of the date of the grant. For restricted stock awards granted under the 2022 DSCP, each recipient may elect to defer receipt of shares and instead receive restricted stock units (“Deferred Stock Units”), which represent contingent rights to receive shares of the Company’s common stock on the date of the recipient’s separation from service from the Board of Directors, or, if earlier, upon a change in control event of the Company. Deferred Stock Units become vested 100% on the first anniversary of the date of the grant. Deferred Stock Units do not represent actual ownership in shares of the Company’s common stock and the recipient does not have voting rights or other incidents of ownership until the shares are issued. However, Deferred Stock Units do contain the right to receive dividend equivalent payments prior to settlement into shares.
As of March 28, 2026, there was $7,340,000 of total unrecognized compensation cost related to non-vested
shares of restricted stock and Deferred Stock Units granted under the Plans. The unrecognized compensation cost related to these non-vested
shares of restricted stock and Deferred Stock Units is expected to be recognized over a weighted average period of 2.3 years.

(3)	Income Taxes
The provisions for income taxes for the 2026 and 2025 thirteen-week periods were based on estimated annual effective income tax rates of 24.9% and 24.3%, respectively, adjusted for discrete events, such as excess tax benefits or deficiencies resulting from stock-based awards. The effective income tax rate for the 2026 thirteen-week period was 25.2%. The effective income tax rate was higher than the statutory federal income tax rate of 21% in the 2026 period primarily attributable to state taxes. The effective income tax rate for the 2025 thirteen-week period was 24.7%. The effective income tax rate was higher than the statutory federal income tax rate of 21% in the 2025 period primarily attributable to state taxes.

(4)	Earnings Per Share
Basic earnings per common share are based on the weighted average number of shares outstanding, which includes outstanding non-vested
restricted stock and outstanding Deferred Stock Units. Diluted earnings per share are based on the weighted average number of common shares outstanding plus the dilutive effect of outstanding stock awards, if applicable. Outstanding RSUs were excluded from the calculation of diluted earnings per share for all periods because the performance metric requirements or market condition for vesting had not been satisfied. Accordingly, the Company had no reconciling items between the average number of common shares outstanding used to calculate basic earnings per common share and the average number of common shares and common share equivalents outstanding used to calculate diluted earnings per share during each of the 2026 and 2025 thirteen-week periods.

(5)	Additional Cash Flow Information
During the 2026 thirteen-week period, Landstar paid income taxes and interest of $442,000 and $1,233,000, respectively. During the 2025 thirteen-week period, Landstar paid income taxes and interest of $480,000 and $1,446,000, respectively. Landstar did not acquire any operating property by entering into finance leases in the 2026 or 2025 thirteen-week periods. During the 2026 thirteen-week period, the Company purchased its common stock at a total cost of $22,587,000, including $22,387,000 in cash purchases and accrued excise tax of $200,000, which is included in other current liabilities in the consolidated balance sheet at March 28, 2026.
During
the 2025 thirteen-week period, the Company purchased its common stock at a total cost of $60,945,000, including $60,361,000 in cash purchases and accrued excise tax of $584,000, which was included in other current liabilities in the consolidated balance sheet at March 29, 2025.

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
The following tables summarize information about the Company’s reportable business segments as of and for the thirteen-week periods ended March 28, 2026 and March 29, 2025 (in thousands):

	Transportation Logistics	Insurance	Total
2026
External revenue	$1,157,001	$14,290	$1,171,291
Internal revenue	—	11,294	11,294

Total revenue	1,157,001	25,584	1,182,585

Investment income		2,974	2,974
Purchased transportation	906,997		906,997
Commissions to agents	92,143		92,143
Other operating costs, net of gains on asset sales/dispositions	14,800		14,800
Insurance and claims	30,626	16,232	46,858
Selling, general and administrative	57,786	3,179	60,965
Depreciation and amortization	10,560		10,560

Operating income	44,089	9,147	53,236

Goodwill	34,005		34,005

	Transportation Logistics	Insurance	Total
2025
External revenue	$1,137,745	$14,757	$1,152,502
Internal revenue	—	11,579	11,579

Total revenue	1,137,745	26,336	1,164,081

Investment income		3,598	3,598
Purchased transportation	897,878		897,878
Commissions to agents	93,314		93,314
Other operating costs, net of gains on asset sales/dispositions	11,829		11,829
Insurance and claims	33,856	17,575	51,431
Selling, general and administrative	59,426	2,156	61,582
Depreciation and amortization	12,226		12,226

Operating income	29,216	10,203	39,419

Goodwill	40,881		40,881

	Thirteen Weeks Ended
	March 28, 2026	March 29, 2025
Operating income	$53,236	$39,419
Interest and debt expense (income) (1)	518	(159)

Income before income taxes	52,718	39,578

(1)
Interest and debt expense (income) includes (i) interest income earned on cash balances held by the transportation logistics segment of $778 and $1,668 in the 2026 and 2025 thirteen-week periods, respectively and (ii) consolidated total interest expense of $1,296 and $1,509 in the 2026 and 2025 thirteen-week periods, respectively.

1
2

In the thirteen-week periods ended March 28, 2026 and March 29, 2025, no single customer accounted for more than 10% of the Company’s consolidated revenue.

(7)	Other Comprehensive Income
The following table presents the components of and changes in accumulated other comprehensive loss, net of related income taxes, as of and for the thirteen-week period ended March 28, 2026 (in thousands):

	Unrealized Holding Losses on Available-for-Sale Securities	Foreign Currency Translation	Total
Balance as of December 27, 2025	$(396)	$(5,316)	$(5,712)
Other comprehensive loss	(780)	(595)	(1,375)
Balance as of March 28, 2026	$(1,176)	$(5,911)	$(7,087)

Amounts reclassified from accumulated other comprehensive income to investment income due to the realization of previously unrealized gains and losses in the accompanying consolidated statements of income were not significant for the thirteen-week period ended March 28, 2026.

(8)	Investments
Investments include primarily investment-grade corporate bonds, asset-backed securities, commercial paper and U.S. treasury obligations having maturities of up to five years (the “bond portfolio”) and money market investments. Investments in the bond portfolio are reported as available-for-sale
and are carried at fair value. Investments maturing less than one year from the balance sheet date are included in short-term investments and investments maturing more than one year from the balance sheet date are included in other assets in the consolidated balance sheets. Management performs an analysis of the nature of the unrealized losses on available-for-sale
investments to determine whether an allowance for credit loss is necessary. Unrealized losses, representing the excess of the purchase price of an investment over its fair value as of the end of a period, considered to be a result of credit-related factors, are to be included as a charge in the statement of income, while unrealized losses considered to be a result of non-credit-related
factors are to be included as a component of shareholders’ equity. Investments whose values are based on quoted market prices in active markets are classified within Level 1. Investments that trade in markets that are not considered to be active, but are valued based on quoted market prices, are classified within Level 2. As Level 2 investments include positions that are not traded in active markets, valuations may be adjusted to reflect illiquidity and/or non-transferability,
which are generally based on available market information. Any transfers between levels are recognized as of the beginning of any reporting period. Fair value of the bond portfolio was determined using Level 1 inputs related to U.S. Treasury obligations and money market investments and Level 2 inputs related to investment-grade corporate bonds, asset-backed securities, commercial paper and direct obligations of government agencies. Unrealized losses, net of unrealized gains, on the investments in the bond portfolio were $1,498,000 and $504,000 at March 28, 2026 and December 27, 2025, respectively.

1
3

The amortized cost and fair values of
available-for-sale
investments are as follows at March 28, 2026 and December 27, 2025 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 28, 2026
Money market investments	$8,571	$—	$—	$8,571
Asset-backed securities	17,442	15	1,116	16,341
Corporate bonds, commercial paper and direct obligations of government agencies	105,269	369	755	104,883
U.S. Treasury obligations	17,658	—	11	17,647

Total	$148,940	$384	$1,882	$147,442

December 27, 2025
Money market investments	$15,046	$—	$—	$15,046
Asset-backed securities	19,380	43	1,128	18,295
Corporate bonds, commercial paper and direct obligations of government agencies	103,425	1,097	523	103,999
U.S. Treasury obligations	9,666	7	—	9,673

Total	$147,517	$1,147	$1,651	$147,013

For those
available-for-sale
investments with unrealized losses at March 28, 2026 and December 27, 2025, the following table summarizes the duration of the unrealized loss (in thousands):

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
March 28, 2026
Asset-backed securities	$4,078	$532	$8,342	$584	$12,420	$1,116
Corporate bonds, commercial paper, and direct obligations of government agencies	49,810	327	11,536	428	61,346	755
U.S. Treasury obligations	17,647	11	—	—	17,647	11

Total	$71,535	$870	$19,878	$1,012	$91,413	$1,882

December 27, 2025
Asset-backed securities	$2,768	$386	$10,425	$742	$13,193	$1,128
Corporate bonds, commercial paper, and direct obligations of government agencies	16,772	56	13,818	467	30,590	523

Total	$19,540	$442	$24,243	$1,209	$43,783	$1,651

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
4

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
The components of lease cost for finance leases and operating leases for the thirteen weeks ended March 28, 2026 were (in thousands):

Finance leases:
Amortization of right-of-use assets	$4,127
Interest on lease liability	976

Total finance lease cost	5,103
Operating leases:
Lease cost	1,532
Variable lease cost	—
Sublease income	(1,411)

Total net operating lease income	121

Total net lease cost	$5,224

1
5

A summary of the lease classification on the Company’s consolidated balance sheet as of March 28, 2026 is as follows (in thousands):
Assets:

Operating lease right-of-use assets	Other assets	$552
Finance lease assets	Operating property, less accumulated depreciation and amortization	104,258

Total lease assets		$104,810

Liabilities:
The following table reconciles the undiscounted cash flows for the finance and operating leases to the finance and operating lease liabilities recorded on the balance sheet at March 28, 2026 (in thousands):

	Finance Leases	Operating Leases
2026 Remainder	$23,274	$225
2027	20,980	265
2028	17,071	94
2029	12,684	—
2030	1,760	—
Thereafter	—	—

Total future minimum lease payments	75,769	584
Less amount representing interest (1.6% to 6.4%)	6,503	32

Present value of minimum lease payments	$69,266	$552

Current maturities of long-term debt	26,121
Long-term debt, excluding current maturities	43,145
Other current liabilities		291
Deferred income taxes and other noncurrent liabilities		261
The weighted average remaining lease term and the weighted average discount rate for finance and operating leases as of March 28, 2026 were:

	Finance Leases	Operating Leases
Weighted average remaining lease term (years)	3.2	2.0
Weighted average discount rate	5.3%	5.5%

(10)	Debt
Other than the finance lease obligations as presented on the consolidated balance sheets, the Company had no outstanding debt as of March 28, 2026 and December 27, 2025.
On July 1, 2022, Landstar entered into a second amended and restated credit agreement with a bank syndicate led by JPMorgan Chase Bank, N.A., as administrative agent (as further amended as of June 21, 2024, the “Credit Agreement”). The Credit Agreement, which matures July 1, 2027, provides for borrowing capacity in the form of a revolving credit facility of $300,000,000, $45,000,000 of which may be utilized in the form of letters of credit. The Credit Agreement also includes an “accordion” feature providing for a possible increase of up to an aggregate amount of borrowing capacity of $600,000,000. As of March 28, 2026, the Company had no borrowings outstanding under the Credit Agreement.
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
6

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
Short-term investments include $57,697,000 in current maturities of investments held by the Company’s insurance segment at March 28, 2026. The non-current
portion of the bond portfolio of $89,745,000 is included in other assets. The short-term investments, together with $26,004,000 of non-current
investments, provide collateral for the $75,331,000 of letters of credit issued to guarantee payment of insurance claims. As of March 28, 2026, Landstar also had $34,916,000 of additional letters of credit outstanding under the Company’s Credit
Agreement.
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
The following table summarizes the adverse effect of the increase in the cost of insurance claims resulting from unfavorable development of prior year self-insured claims estimates on operating income, net income and basic and diluted earnings per share set forth in the consolidated statements of income for the thirteen-week periods ended March 28, 2026 and March 29, 2025 (in thousands, except per share amounts):

	Thirteen Weeks Ended
	March 28, 2026	March 29, 2025
Operating income	$4,888	$11,352
Net income	$3,671	$8,548
Basic and diluted earnings per share	$0.11	$0.24
The unfavorable development of prior years’ claims during the thirteen-week period ended March 28, 2026 was primarily attributable to cargo loss experience as a result of fraud and theft in the supply chain and several specific commercial trucking claims.

(13)	Held for Sale Subsidiary
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
During the 2025 third and fourth fiscal quarters, based on the expected fair value of Landstar Metro, net of anticipated costs to sell, the Company recognized impairments on assets held for sale in the aggregate of
$10,678,000

included in impairment of intangible and other assets within the Company’s consolidated statements of income for the 2025 third and fourth fiscal quarters.
In the
2026 thirteen-week perio
d, the Company recognized an additional impairment on assets held for sale of $1,054,000 included in selling, general and administrative costs within the Company’s consolidated statements of income. No assurances can be provided that there will not be additional charges and expenses incurred by the Company in connection with this sale process or upon any ultimate disposition of Landstar Metro.
As of March 28, 2026, the assets and liabilities of Landstar Metro are presented as held for sale at carrying value. A summary of assets and liabilities associated with Landstar Metro that are held for sale, is presented below (in thousands):

As of March 28, 2026
Assets held for sale:
Cash and cash equivalents	$315
Trade and other receivables	9,096
Operating property	8,167
Other assets	5,942
Less: valuation allowance	(11,732)

Total assets held for sale (1)	$11,788

Liabilities held for sale:
Accounts payable	$3,756
Deferred income taxes and other liabilities	4,712

Total liabilities held for sale (1)	$8,468

Cumulative translation loss of foreign entities held for sale (2)	$1,205

(1)	Assets and liabilities held for sale are separately presented on the consolidated balance sheets.
(2)	Cumulative translation loss of foreign entities held for sale is included within accumulated other comprehensive loss on the consolidated balance sheets.

(14)	Recent Accounting Pronouncements
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the interim consolidated financial statements and notes thereto included herein, and with the Company’s audited financial statements and notes thereto for the fiscal year ended December 27, 2025 and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 2025 Annual Report on Form 10-K.

FORWARD-LOOKING STATEMENTS

The following is a “safe harbor” statement under the Private Securities Litigation Reform Act of 1995. Statements contained in this document that are not based on historical facts are “forward-looking statements.” This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Form 10-Q contain forward-looking statements, such as statements which relate to Landstar’s business objectives, plans, strategies and expectations. Terms such as “anticipates,” “believes,” “estimates,” “intention,” “expects,” “plans,” “predicts,” “may,” “should,” “could,” “would,” “will,” the negative thereof and similar expressions are intended to identify forward-looking statements. Such statements are by nature subject to uncertainties and risks, including but not limited to: decreased demand for transportation services; U.S. trade relationships and potential or imposed tariffs; an increase in the frequency or severity of accidents or other claims; unfavorable development of existing accident claims; dependence on third party insurance companies; dependence on independent commission sales agents; dependence on third party capacity providers; the impact of the Russian conflict with Ukraine on the operations of certain independent commission sales agents, including the Company’s second largest such agent by revenue in the 2025 fiscal year; substantial industry competition; disruptions or failures in the Company’s computer systems; cyber and other information security incidents; dependence on key vendors; potential changes in taxes; status of independent contractors; regulatory and legislative changes; regulations focused on diesel emissions and other air quality matters; regulations requiring the purchase and use of zero-emission vehicles; intellectual property; acquisitions and investments; and other operational, financial or legal risks or uncertainties detailed in Landstar’s Form 10-K for the 2025 fiscal year, described in Item 1A “Risk Factors,” in this report or in Landstar’s other Securities and Exchange Commission filings from time to time. These risks and uncertainties could cause actual results or events to differ materially from historical results or those anticipated. Investors should not place undue reliance on such forward-looking statements and the Company undertakes no obligation to publicly update or revise any forward-looking statements.

Introduction

Landstar System, Inc. and its subsidiary, Landstar System Holdings, Inc. (collectively referred to herein with their subsidiaries and other affiliated companies as “Landstar” or the “Company”), is a technology-enabled, asset-light provider of freight transportation and logistics solutions focused on safety, security and service to a broad range of customers utilizing a network of agents, third party capacity providers and employees. The Company offers services to its customers across multiple transportation modes, with the ability to arrange for individual shipments of freight to comprehensive third party logistics solutions to meet all of a customer’s transportation needs. Landstar provides services principally throughout the United States and to a lesser extent in Canada and Mexico, and between the United States and Canada, Mexico and other countries around the world. The Company’s services emphasize information coordination and are delivered through a network of approximately 980 independent commission sales agents and over 72,000 third party capacity providers, primarily truck capacity providers, linked together by a series of digital technologies which are provided and coordinated by the Company. The nature of the Company’s business is such that a significant portion of its operating costs varies directly with revenue.

Landstar markets its freight transportation and logistics services primarily through independent commission sales agents and exclusively utilizes third party capacity providers to transport customers’ freight. Landstar’s independent commission sales agents enter into contractual arrangements with the Company and are responsible for locating freight, making that freight available to Landstar’s capacity providers and coordinating the transportation of the freight with customers and capacity providers. The Company’s third party capacity providers consist of independent contractors who provide truck capacity to the Company under exclusive lease arrangements (the “BCO Independent Contractors”), unrelated trucking companies who provide truck capacity to the Company under non-exclusive contractual arrangements (the “Truck Brokerage Carriers”), air cargo carriers, ocean cargo carriers and railroads. Through this network of agents and capacity providers linked together by Landstar’s ecosystem of digital technologies, Landstar operates a freight transportation and logistics business primarily throughout North America with revenue of $4.7 billion during the most recently completed fiscal year. The Company reports the results of two operating segments: the transportation logistics segment and the insurance segment.

The transportation logistics segment provides a wide range of freight transportation and logistics services. Transportation services are provided by Landstar’s “Operating Subsidiaries”: Landstar Ranger, Inc., Landstar Inway, Inc., Landstar Ligon, Inc., Landstar Gemini, Inc., Landstar Transportation Logistics, Inc., Landstar Global Logistics, Inc., Landstar Express America, Inc., Landstar Canada, Inc.,

Landstar Metro, S.A.P.I. de C.V., and Landstar Blue, LLC. Transportation services offered by the Company include truckload, less-than-truckload and other truck transportation, rail intermodal, air cargo, ocean cargo, expedited ground and air delivery of time-critical freight, heavy-haul/specialized, hazardous materials (“haz-mat”), cold chain/temperature-controlled, U.S.-Canada and U.S.-Mexico cross-border, project cargo and customs brokerage. Examples of the industries serviced by the transportation logistics segment include automotive parts and assemblies, consumer durables, building products, metals, chemicals, foodstuffs, heavy machinery, retail, electronics, military equipment and general commodities. In addition, the transportation logistics segment provides transportation services to other transportation companies, including third party logistics and less-than-truckload service providers. The independent commission sales agents market services provided by the transportation logistics segment. Billings for freight transportation services are typically charged to customers on a per shipment basis for the physical transportation of freight and are referred to as transportation revenue. During the thirteen weeks ended March 28, 2026, revenue generated by BCO Independent Contractors, Truck Brokerage Carriers and railroads represented approximately 41%, 52% and 2%, respectively, of the Company’s consolidated revenue. Collectively, revenue generated by air and ocean cargo carriers represented approximately 4% of the Company’s consolidated revenue in the thirteen-week period ended March 28, 2026.

The insurance segment is comprised of Signature Insurance Company (“Signature”), a wholly owned offshore insurance subsidiary, and Risk Management Claim Services, Inc. The insurance segment provides risk and claims management services to certain of Landstar’s Operating Subsidiaries. In addition, it reinsures certain risks of the Company’s BCO Independent Contractors and provides certain property and casualty insurance and reinsurance to certain of Landstar’s Operating Subsidiaries. Revenue at the insurance segment represents reinsurance premiums from third party insurance companies that provide insurance programs to BCO Independent Contractors where all or a portion of the risk is ultimately borne by Signature. Revenue at the insurance segment represented approximately 1% of the Company’s consolidated revenue for the thirteen-week period ended March 28, 2026.

Changes in Financial Condition and Results of Operations

Management believes the Company’s success principally depends on its ability to generate freight transportation opportunities through its network of independent commission sales agents and to deliver freight safely, securely and efficiently utilizing BCO Independent Contractors and other third party capacity providers. Management believes the most significant factors to the Company’s success include increasing revenue, sourcing capacity, empowering its network through technology-based tools and controlling costs, including insurance and claims.

Revenue

While customer demand, which is subject to overall economic conditions, ultimately drives increases or decreases in revenue, the Company primarily relies on its independent commission sales agents to establish customer relationships and generate revenue opportunities. Management’s emphasis with respect to revenue growth is on revenue generated by independent commission sales agents who on an annual basis generate $1 million or more of Landstar revenue (“Million Dollar Agents”). Management believes future revenue growth is primarily dependent on its ability to increase both the revenue generated by Million Dollar Agents and the number of Million Dollar Agents through a combination of recruiting new agents, increasing the revenue opportunities generated by existing independent commission sales agents and providing its independent commission sales agents with technologies they may use to grow revenue and increase efficiencies at their businesses. During the 2025 fiscal year, 457 independent commission sales agents generated $1 million or more of Landstar revenue and thus qualified as Million Dollar Agents. During the 2025 fiscal year, the average revenue generated by a Million Dollar Agent was $9,827,000 and revenue generated by Million Dollar Agents in the aggregate represented 95% of consolidated revenue.

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

	Thirteen Weeks Ended
	March 28, 2026	March 29, 2025
Revenue generated through (in thousands):
Truck transportation
Truckload:
Van equipment	$603,406	$594,795
Unsided/platform equipment	368,569	340,408
Less-than-truckload	23,788	22,436
Other truck transportation (1)	86,518	92,079

Total truck transportation	1,082,281	1,049,718
Rail intermodal	19,314	17,487
Ocean and air cargo carriers	47,969	65,637
Other (2)	21,727	19,660

	$1,171,291	$1,152,502

Revenue on loads hauled via BCO Independent Contractors included in total truck transportation	$475,348	$427,057
Number of loads:
Truck transportation
Truckload:
Van equipment	277,711	288,063
Unsided/platform equipment	114,554	117,245
Less-than-truckload	34,925	35,580
Other truck transportation (1)	46,390	44,012

Total truck transportation	473,580	484,900
Rail intermodal	6,590	6,150
Ocean and air cargo carriers	6,710	9,120

	486,880	500,170

Loads hauled via BCO Independent Contractors included in total truck transportation	207,610	194,070
Revenue per load:
Truck transportation
Truckload:
Van equipment	$2,173	$2,065
Unsided/platform equipment	3,217	2,903
Less-than-truckload	681	631
Other truck transportation (1)	1,865	2,092
Total truck transportation	2,285	2,165
Rail intermodal	2,931	2,843
Ocean and air cargo carriers	7,149	7,197
Revenue per load on loads hauled via BCO Independent Contractors	$2,290	$2,201
Revenue by capacity type (as a % of total revenue):
Truck capacity providers:
BCO Independent Contractors	41%	37%
Truck Brokerage Carriers	52%	54%
Rail intermodal	2%	2%
Ocean and air cargo carriers	4%	6%
Other	2%	2%

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

Expenses

Purchased transportation

Also critical to the Company’s success is its ability to secure capacity, particularly truck capacity, at rates that allow the Company to profitably transport customers’ freight. The following table summarizes the number of available truck capacity providers on the dates indicated:

	March 28, 2026	March 29, 2025
BCO Independent Contractors	7,663	7,871
Truck Brokerage Carriers:
Approved and active (1)	37,647	47,323
Other approved	27,420	33,275

	65,067	80,598

Total available truck capacity providers	72,730	88,469

Trucks provided by BCO Independent Contractors	8,476	8,620

(1)	Active refers to Truck Brokerage Carriers who moved at least one load in the 180 days immediately preceding the fiscal quarter end.

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

Moreover, the Company from year to year manages the level of its financial exposure to commercial trucking claims in excess of $10 million, including through the use of additional self-insurance, deductibles, aggregate loss limits, quota shares and other structured arrangements with third party insurance companies, based on the availability of coverage within certain excess insurance coverage layers and estimated cost differentials between proposed premiums from third party insurance companies and historical and actuarially projected losses experienced by the Company at various levels of excess insurance coverage. For example, with respect to a single hypothetical claim in the amount of $65 million incurred during the annual policy year ending May 31, 2026, the Company would have an aggregate financial exposure of approximately $36 million. Within the Company’s third party insurance arrangements providing excess coverage for commercial trucking liabilities, structured arrangements with third party reinsurers within a specific loss layer may also include provisions that require additional payments of premium in the event of unfavorable loss experience or a refund of premium in the event of favorable loss experience.

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

Selling, general and administrative

During the thirteen-week period ended March 28, 2026, employee compensation and benefits accounted for approximately 66% of the Company’s selling, general and administrative costs. Employee compensation and benefits include wages and employee benefit costs as well as incentive compensation and stock-based compensation expense. Incentive compensation and stock-based compensation expense is highly variable in nature in comparison to wages and employee benefit costs.

As previously disclosed by the Company in current and periodic reports filed with the SEC, during the last week of the Company’s 2025 first quarter, the Company identified a supply chain fraud relating to the Company’s international freight forwarding operations. Selling, general and administrative costs during the thirteen-week period ended March 29, 2025 included a $4.8 million expense related to this matter.

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

The reconciliations of gross profit to variable contribution and gross profit margin to variable contribution margin are each presented below:

	Thirteen Weeks Ended
	March 28, 2026	March 29, 2025
Revenue	$1,171,291	$1,152,502
Costs of revenue:
Purchased transportation	906,997	897,878
Commissions to agents	92,143	93,314

Variable costs of revenue	999,140	991,192
Trailing equipment depreciation	6,268	6,977
Information technology costs	2,603	3,675
Insurance-related costs (1)	35,938	40,524
Other operating costs	14,800	11,829

Other costs of revenue	59,609	63,005

Total costs of revenue	1,058,749	1,054,197

Gross profit	$112,542	$98,305

Gross profit margin	9.6%	8.5%
Plus: other costs of revenue	59,609	63,005

Variable contribution	$172,151	$161,310

Variable contribution margin	14.7%	14.0%

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

In general, variable contribution margin on revenue generated by BCO Independent Contractors represents a fixed percentage due to the nature of the contracts that pay a fixed percentage of revenue to both the BCO Independent Contractors and independent commission sales agents. For revenue generated by Truck Brokerage Carriers, variable contribution margin may be either a fixed or variable percentage, depending on the contract with each individual independent commission sales agent. Variable contribution margin on revenue generated from shipments hauled by railroads, air cargo carriers, ocean cargo carriers and Truck Brokerage Carriers, other than those under retention contracts, is variable in nature, as the Company’s contracts with independent commission sales agents provide commissions to agents at a contractually agreed upon percentage of the amount represented by revenue less purchased transportation for these types of shipments. Approximately 45% of the Company’s consolidated revenue in the thirteen-week period ended March 28, 2026 was generated under transactions that pay a fixed percentage of revenue to the third party capacity provider and/or agents while 55% was generated under transactions that pay a variable percentage of revenue to the third party capacity provider and/or agents.

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

	Thirteen Weeks Ended
	March 28, 2026	March 29, 2025
Gross profit	$112,542	$98,305
Operating income	$53,236	$39,419
Operating income as % of gross profit	47.3%	40.1%
Variable contribution	$172,151	$161,310
Operating income	$53,236	$39,419
Operating income as % of variable contribution	30.9%	24.4%

The increase in operating income as a percentage of gross profit from the 2025 thirteen-week period to the 2026 thirteen-week period resulted from the increase of operating income at a more rapid percentage rate than the increase in gross profit, as the Company was able to scale its fixed cost infrastructure, primarily certain components of selling, general and administrative costs, across a larger gross profit base, and the impact of the supply chain fraud matter in the 2025 thirteen-week period and decreased insurance and claims costs in the 2026 thirteen-week period.

The increase in operating income as a percentage of variable contribution from the 2025 thirteen-week period to the 2026 thirteen-week period resulted from the increase of operating income at a more rapid percentage rate than the increase in variable contribution, as the Company was able to scale its fixed cost infrastructure, primarily certain components of selling, general and administrative costs across a larger variable contribution base, and the impact of the supply chain fraud matter in the 2025 thirteen-week period and decreased insurance and claims costs in the 2026 thirteen-week period.

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

THIRTEEN WEEKS ENDED MARCH 28, 2026 COMPARED TO THIRTEEN WEEKS ENDED MARCH 29, 2025

Revenue for the 2026 thirteen-week period was $1,171,291,000, an increase of $18,789,000, or 2%, compared to the 2025 thirteen-week period. Transportation revenue increased $19,256,000, or 2%. The increase in transportation revenue was attributable to an increased revenue per load of approximately 4%, while the number of loads hauled decreased approximately 3% as compared to the 2025 thirteen-week period. Reinsurance premiums were $14,290,000 and $14,757,000 for the 2026 and 2025 thirteen-week periods, respectively. The decrease in revenue from reinsurance premiums was primarily attributable to a decrease in the average number of trucks provided by BCO Independent Contractors in the 2026 thirteen-week period compared to the 2025 thirteen-week period.

Truck transportation revenue generated by BCO Independent Contractors and Truck Brokerage Carriers (together, the “third party truck capacity providers”) for the 2026 thirteen-week period was $1,082,281,000, representing 92% of total revenue, an increase of $32,563,000, or 3%, compared to the 2025 thirteen-week period. Revenue per load on loads hauled by third party truck capacity providers increased approximately 6% in the 2026 thirteen-week period compared to the 2025 thirteen-week period, while the number of loads hauled by third party truck capacity providers decreased approximately 2% in the 2026 thirteen-week period compared to the 2025 thirteen-week period.

The increase in revenue per load on loads hauled via truck was primarily due to increased revenue per load on loads hauled via unsided/platform equipment, which was partially attributable to an increase in the percentage of revenue contributed by heavy/specialized equipment, which typically has a higher revenue per load than unsided/platform loadings transported using standard flatbed and other less specialized pieces of platform equipment. During the 2026 thirteen-week period, revenue per load on loads hauled via unsided/platform equipment increased 11%, on less-than-truckload loadings increased 8% and on loads hauled via van equipment increased 5%, while revenue per load on other truck transportation services decreased 11%, in each case, as compared to the 2025 thirteen-week period.

The decrease in the number of loads hauled via truck for the 2026 thirteen-week period compared to the 2025 thirteen-week period was primarily due to decreased demand from the 2025 thirteen-week period for the Company’s van, unsided/platform and less-than-truckload services and, secondarily, due to efforts by customers in the 2025 first quarter to “pull-forward” shipments typically scheduled to occur later in the year in an effort to avoid the potential impact of tariffs that subsequently may have become effective in fiscal year 2025. Loads hauled via van equipment decreased 4%, loads hauled via unsided/platform equipment decreased 2% and loads hauled via less-than-truckload loadings decreased 2%, while loads hauled via other truck transportation services increased 5%, in each case, as compared to the 2025 thirteen-week period.

Fuel surcharges billed to customers on revenue generated by BCO Independent Contractors are excluded from revenue. Fuel surcharges on Truck Brokerage Carrier revenue identified separately in billings to customers and included as a component of Truck Brokerage Carrier revenue were $26,691,000 and $26,925,000 in the 2026 and 2025 thirteen-week periods, respectively. It should be noted that billings to many customers of the Company’s truck brokerage services include a single all-in rate that do not separately identify fuel surcharges on loads hauled via Truck Brokerage Carriers. Accordingly, the overall impact of changes in fuel prices on revenue and revenue per load on loads hauled via truck is likely to be greater than that indicated.

Transportation revenue generated by rail intermodal, air cargo and ocean cargo carriers (collectively, the “multimode capacity providers”) for the 2026 thirteen-week period was $67,283,000, or 6% of total revenue, a decrease of $15,841,000, or 19%, compared to the 2025 thirteen-week period. The number of loads hauled by multimode capacity providers decreased approximately 13% in the 2026 thirteen-week period compared to the 2025 thirteen-week period, and revenue per load on revenue generated by multimode capacity providers decreased approximately 7% over the same period. The decrease in the number of loads hauled by multimode capacity providers was due to a 31% decrease in ocean loadings and a 12% decrease in air loadings, while rail loadings increased 7%. The 31% decrease in ocean loadings was broad-based with decreases at several customers, which the Company partially attributes to efforts by customers in the 2025 first quarter to “pull-forward” shipments typically scheduled to occur later in the year in an effort to avoid the potential impact of tariffs that subsequently may have become effective in fiscal year 2025. The 12% decrease in air loadings was primarily attributable to decreases at one specific agency. The 7% increase in rail loadings was primarily attributable to increased loadings at one specific agency. Revenue per load on loads hauled via air decreased approximately 3%, while ocean and rail intermodal increased approximately 4% and 3%, respectively, during the 2026 thirteen-week period as compared to the 2025 thirteen-week period. The decrease in revenue per load on loads hauled by air cargo carriers was primarily attributable to decreases at several specific customers during the 2026 thirteen-week period. The increase in revenue per load on loads hauled by ocean was primarily attributable to increases at several customers during the 2026 thirteen-week period. The increase in revenue per load on loads hauled by rail intermodal carriers was broad-based with increases at multiple customers during the 2026 thirteen-week period. Revenue per load on revenue generated by multimode capacity providers is influenced by many factors, including revenue mix among the various modes of transportation used, length of haul, complexity of freight, density of freight lanes, fuel costs and availability of capacity.

Purchased transportation was 77.4% and 77.9% of revenue in the 2026 and 2025 thirteen-week periods, respectively. The decrease in purchased transportation as a percentage of revenue was primarily due to an increased percentage of revenue generated by BCO Independent Contractors, which typically has a lower rate of purchased transportation than Truck Brokerage Carriers. Commissions to agents were 7.9% and 8.1% of revenue in the 2026 and 2025 thirteen-week periods, respectively. The decrease in commissions to agents as a percentage of revenue was primarily attributable to an increased cost of purchased transportation as a percentage of revenue on revenue generated by Truck Brokerage Carriers.

Investment income was $2,974,000 and $3,598,000 in the 2026 and 2025 thirteen-week periods, respectively. The decrease in investment income was attributable to a lower average investment balance held by the insurance segment in the 2026 thirteen-week period and lower average rates of return on investments during the 2026 thirteen-week period.

Other operating costs increased $2,971,000 in the 2026 thirteen-week period compared to the 2025 thirteen-week period. The increase in other operating costs compared to the prior year was primarily due to increased trailer equipment maintenance costs, increased trailer rental costs and decreased gains on sales of operating property.

Insurance and claims decreased $4,288,000 in the 2026 thirteen-week period compared to the 2025 thirteen-week period. The decrease in insurance and claims expense compared to the prior year was primarily due to decreased net unfavorable development of prior years’ claims in the 2026 thirteen-week period, partially offset by increased frequency of current year trucking claims during the 2026 thirteen-week period and increased BCO miles traveled during the 2026 thirteen-week period. During the 2026 and 2025 thirteen-week periods, insurance and claims costs included $4,888,000 and $11,352,000 of net unfavorable adjustments to prior years’ claims estimates, respectively.

Selling, general and administrative costs decreased $617,000 in the 2026 thirteen-week period compared to the 2025 thirteen-week period. The decrease in selling, general and administrative costs compared to prior year was primarily attributable to approximately $4,800,000 of expense relating to the supply chain fraud matter referenced above under “Expenses—Selling, general and administrative” in the 2025 thirteen-week period and a decreased provision for customer bad debt, almost entirely offset by an increased provision for incentive compensation and increased employee benefit costs in the 2026 thirteen-week period. Included in selling, general and administrative costs was incentive compensation expense of $3,396,000 and $1,000,000, respectively, for the 2026 and 2025 thirteen-week periods.

Depreciation and amortization decreased $1,666,000 in the 2026 thirteen-week period compared to the 2025 thirteen-week period. The decrease in depreciation and amortization expense was primarily due to decreased depreciation on information technology software and decreased trailing equipment depreciation in the 2026 thirteen-week period.

The year-over-prior-year change in interest and debt expense (income) was $677,000, with net interest and debt expense of $518,000 in the 2026 thirteen-week period compared to net interest and debt income of $159,000 in 2025 thirteen-week period. The increase in interest and debt expense (income) was primarily attributable to decreased interest income earned on cash balances held by the transportation logistics segment, partially offset by decreased interest expense related to finance lease obligations.

The provisions for income taxes for the 2026 and 2025 thirteen-week periods were based on estimated annual effective income tax rates of 24.9% and 24.3%, respectively, adjusted for discrete events, such as excess tax benefits or deficiencies resulting from stock-based awards. The effective income tax rate for the 2026 thirteen-week period was 25.2%. The effective income tax rate was higher than the statutory federal income tax rate of 21% in the 2026 period primarily attributable to state taxes. The effective income tax rate for the 2025 thirteen-week period was 24.7%. The effective income tax rate was higher than the statutory federal income tax rate of 21% in the 2025 period primarily attributable to state taxes.

Net income was $39,440,000, or $1.16 per basic and diluted share, in the 2026 thirteen-week period. Net income was $29,806,000, or $0.85 per basic and diluted share, in the 2025 thirteen-week period.

CAPITAL RESOURCES AND LIQUIDITY

Working capital and the ratio of current assets to current liabilities were $552,881,000 and 1.9 to 1, respectively, at March 28, 2026, compared with $520,486,000 and 1.7 to 1, respectively, at December 27, 2025. Landstar has historically operated with current ratios within the range of 1.5 to 1 to 2.0 to 1. Cash provided by operating activities was $78,211,000 in the 2026 thirteen-week period compared with $55,698,000 in the 2025 thirteen-week period. The increase in cash flow provided by operating activities was primarily attributable to the timing of payments of accounts payable and the impact of increased net income, partially offset by the timing of payments of insurance claims.

The Company declared and paid $0.40 per share, or $13,614,000 in the aggregate, in cash dividends during the thirteen-week period ended March 28, 2026 and, during such period, also paid $68,117,000 of dividends payable which were declared in December 2025 and included in current liabilities in the consolidated balance sheet at December 27, 2025. The Company declared and paid $0.36 per share, or $12,688,000 in the aggregate, in cash dividends during the thirteen-week period ended March 29, 2025 and, during such period, also paid $70,632,000 of dividends payable which were declared in December 2024 and included in current liabilities in the consolidated balance sheet at December 28, 2024. During the thirteen-week period ended March 28, 2026, the Company purchased 150,923 shares of its common stock at a total cost of $22,587,000, including $22,387,000 in cash purchases and accrued excise tax of $200,000, which is included in other current liabilities in the consolidated balance sheet at March 28, 2026. During the thirteen-week period ended March 29, 2025, the Company purchased 386,318 shares of its common stock at a total cost of $60,945,000, including $60,361,000 in cash purchases and accrued excise tax of $584,000, which was included in other current liabilities in the consolidated balance sheet at March 29, 2025. As of March 28, 2026, the Company may purchase in the aggregate up to 1,115,195 shares of its common stock under its authorized stock purchase programs. Long-term debt, including current maturities, was $69,266,000 at March 28, 2026, $7,556,000 lower than at December 27, 2025.

Shareholders’ equity was $798,976,000, or 92% of total capitalization (defined as long-term debt including current maturities plus equity), at March 28, 2026, compared to $795,665,000, or 91% of total capitalization, at December 27, 2025. The increase in shareholders’ equity was primarily the result of net income, almost entirely offset by purchases of shares of the Company’s common stock and dividends declared by the Company in the 2026 thirteen-week period.

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

At March 28, 2026, the Company had no borrowings outstanding and $34,916,000 of letters of credit outstanding under the Credit Agreement. At March 28, 2026, there was $265,084,000 available for future borrowings under the Credit Agreement and access to an additional $300,000,000 under the Credit Agreement’s “accordion” feature. In addition, the Company has $75,331,000 in letters of credit outstanding as collateral for insurance claims that are secured by investments totaling $83,701,000 at March 28, 2026. Investments, all of which are carried at fair value, include primarily investment-grade bonds, asset-backed securities, commercial paper and U.S. Treasury obligations having maturities of up to five years. Fair value of investments is based primarily on quoted market prices. See “Notes to Consolidated Financial Statements” included herein for further discussion on measurement of fair value of investments.

Historically, the Company has generated sufficient operating cash flow to meet its debt service requirements, fund continued growth, both organic and through acquisitions, complete or execute share purchases of its common stock under authorized share purchase programs, pay dividends and meet working capital needs. As an asset-light provider of integrated transportation management solutions, the Company’s annual capital requirements for operating property are generally for trailing equipment and information technology hardware and software. In addition, a significant portion of the trailing equipment used by the Company is provided by third party capacity providers, thereby reducing the Company’s capital requirements. During the 2026 thirteen-week period, the Company purchased $5,814,000 of operating property. Landstar anticipates acquiring either by purchase or lease financing during the remainder of fiscal year 2026 approximately $113,000,000 in operating property consisting primarily of new trailing equipment to replace older trailing equipment and information technology hardware and software.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Landstar provides for the estimated costs of self-insured claims primarily on an actuarial basis. The amount recorded for the estimated liability for claims incurred is based upon the facts and circumstances known on the applicable balance sheet date. The ultimate resolution of these claims may be for an amount greater or less than the amount estimated by the Company. The Company continually revises its existing claim estimates as new or revised information becomes available on the status of each claim. Historically, the Company has experienced both favorable and unfavorable development of prior years’ claims estimates within its various programs. During the 2026 and 2025 thirteen-week periods, insurance and claims costs included $4,888,000 and $11,352,000 of net unfavorable adjustments to prior years’ claims estimates, respectively. It is reasonably likely that the ultimate outcome of settling all outstanding claims will be more or less than the estimated claims liability at March 28, 2026, primarily due to the inherent difficulty in estimating the severity of commercial trucking claims and the potential judgment or settlement amount that may be incurred in connection with the resolution of such claims.

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

The revolving credit loans under the Credit Agreement as of March 28, 2026, at the option of Landstar, bear interest at (i) a forward-looking term rate based on the secured overnight financing rate plus 0.10% and an applicable margin ranging from 1.25% to 2.00%, or (ii) an alternate base rate plus an applicable margin ranging from 0.25% to 1.00%, in each case with the applicable margin determined based upon the Company’s Leverage Ratio, as defined in the Credit Agreement, at the end of the most recent applicable fiscal quarter for which financial statements have been delivered. The revolving credit facility bears a commitment fee, payable in arrears, of 0.20% to 0.30%, based on the Company’s Leverage Ratio at the end of the most recent applicable fiscal quarter for which financial statements have been delivered. During the entire first quarter of 2026 and as of March 28, 2026 and December 27, 2025, the Company had no borrowings outstanding under the Credit Agreement.

Long-term investments, all of which are available-for-sale and are carried at fair value, include investment-grade bonds and asset-backed securities having maturities of up to five years. Assuming that the long-term portion of investments remains at $89,745,000, the balance at March 28, 2026, a hypothetical increase or decrease in interest rates of 100 basis points would not have a material impact on future earnings on an annualized basis. Short-term investments consist primarily of short-term investment-grade instruments and the current maturities of investment-grade corporate bonds and asset-backed securities. Accordingly, any future interest rate risk on these short-term investments would not be material to the Company’s operating results.

Assets and liabilities of the Company’s Canadian and Mexican operations are translated from their functional currency to U.S. dollars using exchange rates in effect at the balance sheet date and revenue and expense accounts are translated at average monthly exchange rates during the period. Adjustments resulting from the translation process are included in accumulated other comprehensive income. Transactional gains and losses arising from receivable and payable balances, including intercompany balances, in the normal course of business that are denominated in a currency other than the functional currency of the operation are recorded in the statements of income when they occur. The assets held at the Company’s Canadian and Mexican subsidiaries at March 28, 2026 were collectively, as translated to U.S. dollars, less than 2% of total consolidated assets. Accordingly, translation gains or losses of 45% or less related to the Canadian and Mexican operations would not be material.

Item 4. Controls and Procedures

As of the end of the period covered by this quarterly report on Form 10-Q, an evaluation was carried out, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended). Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of March 28, 2026 to provide reasonable assurance that information required to be disclosed by the Company in reports that it filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There were no changes in the Company’s internal control over financial reporting during the first quarter of 2026, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

See Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Legal Matters”

Item 1A. Risk Factors

For a discussion identifying risk factors and other important factors that could cause actual results to differ materially from those anticipated, see the discussions under Part I, Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 27, 2025, and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Notes to Consolidated Financial Statements” in this Quarterly Report on Form 10-Q.

There have been no material changes to the Risk Factors described in Part I “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 27, 2025 as filed with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Company
The following table provides information regarding the Company’s purchase of its common stock during the period from December 28, 2025 to March 28, 2026, the Company’s first fiscal quarter:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares That May Yet Be Purchased Under the Programs

December 27, 2025				1,266,118
Dec. 28, 2025 – Jan. 24, 2026	—	$—	—	1,266,118
Jan. 25, 2026 – Feb. 21, 2026	71,461	145.60	71,461	1,194,657
Feb. 22, 2026 – Mar. 28, 2026	79,462	150.79	79,462	1,115,195

Total	150,923	$148.33	150,923

(1)	The average price paid per share does not include the 1% excise tax on net stock repurchases, as applicable.
On December 6, 2022, the Landstar System, Inc. Board of Directors authorized the Company to purchase up to 1,900,826 additional shares of the Company’s common stock from time to time in the open market and in privately negotiated transactions. On December 4, 2023, the Landstar System, Inc. Board of Directors authorized the Company to purchase up to 319,332 additional shares of its common stock from time to time in the open market and in privately negotiated transactions under its share purchase program. As of March 28, 2026, the Company had authorization to purchase in the aggregate up to 1,115,195 shares of its common stock under these programs. No specific expiration date has been assigned to the December 6, 2022 or December 4, 2023 authorizations.
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the thirteen-week period ended March 28, 2026, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Landstar’s securities that was intended to satisfy the affirmative defense conditions of Rule

10b5-1(c)

or any

“non-Rule

10b5-1

trading arrangement.”
Item 6. Exhibits
The exhibits listed on the Exhibit Index are furnished as part of this quarterly report on Form

10-Q.

EXHIBIT INDEX

Registrant’s Commission File No.: 0-21238

Exhibit No.	Description

(10)	Material contacts:

10.1*	Letter Agreement, dated January 19, 2026, between Landstar System, Inc. and Terri M. Lewis

(31)	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.1*	Chief Executive Officer certification, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Chief Financial Officer certification, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.1**	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LANDSTAR SYSTEM, INC.

Date: April 29, 2026	/s/ Frank A. Lonegro
Frank A. Lonegro
President and Chief Executive Officer

Date: April 29, 2026	/s/ James P. Todd
James P. Todd
Vice President, Chief Financial Officer and Assistant Secretary