Form 10-Q
period 2026-06-27
LANDSTAR SYSTEM INC
filed 2026-07-29
CIK 853816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June
27, 2026
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
of the Exchange Act).
Yes ☐ No ☑
The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of the close of business on July 20, 2026 was 33,936,925.

Index

PART I – Financial Information

PART II – Other Information

Signatures	Page 38

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
10-01
of Regulation
S-X
and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the twenty-six
weeks ended June 27, 2026 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 26, 2026.
These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s 2025 Annual Report on Form
10-K.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)
(Unaudited)

	June 27, 2026	December 27, 2025
ASSETS
Current Assets
Cash and cash equivalents	$294,350	$396,694
Short-term investments	53,352	55,531
Trade accounts receivable, less allowance of $9,135 and $12,490	866,879	670,137
Other receivables, including advances to independent contractors, less allowance of $14,727 and $18,759	47,306	52,784
Assets held for sale	—	12,231
Other current assets	59,159	28,949

Total current assets	1,321,046	1,216,326

Operating property, less accumulated depreciation and amortization of $488,271 and $473,642	252,963	261,322
Goodwill	34,005	34,005
Other assets	134,521	124,282

Total assets	$1,742,535	$1,635,935

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Cash overdraft	$71,849	$56,654
Accounts payable	468,780	369,567
Current maturities of long-term debt	24,686	28,342
Insurance claims	59,020	87,343
Dividends payable	—	68,117
Liabilities held for sale	—	6,961
Other current liabilities	99,588	78,856

Total current liabilities	723,923	695,840

Long-term debt, excluding current maturities	42,088	48,480
Insurance claims	98,686	62,706
Deferred income taxes and other noncurrent liabilities	41,108	33,244

Shareholders’ Equity
Common stock, $0.01 par value, authorized 160,000,000 shares, issued 68,631,174 and 68,590,708 shares	686	686
Additional paid-in capital	266,673	261,256
Retained earnings	2,913,890	2,852,680
Cost of 34,694,249 and 34,531,982 shares of common stock in treasury	(2,336,862)	(2,313,245)
Accumulated other comprehensive loss	(7,657)	(5,712)

Total shareholders’ equity	836,730	795,665

Total liabilities and shareholders’ equity	$1,742,535	$1,635,935

See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share amounts)
(Unaudited)

	Twenty-Six Weeks Ended		Thirteen Weeks Ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Revenue	$2,603,555	$2,363,885	$1,432,264	$1,211,383
Investment income	5,679	7,327	2,705	3,729
Costs and expenses:
Purchased transportation	2,030,397	1,839,289	1,123,400	941,411
Commissions to agents	201,578	192,836	109,435	99,522
Other operating costs, net of gains on asset sales/dispositions	32,745	31,424	17,945	19,595
Insurance and claims	74,923	70,301	39,359	30,449
Selling, general and administrative	129,158	117,288	68,193	55,706
Depreciation and amortization	20,969	24,375	10,409	12,149

Total costs and expenses	2,489,770	2,275,513	1,368,741	1,158,832

Operating income	119,464	95,699	66,228	56,280
Interest and debt expense	1,330	539	812	698

Income before income taxes	118,134	95,160	65,416	55,582
Income taxes	29,743	23,461	16,465	13,689

Net income	$88,391	$71,699	$48,951	$41,893

Basic and diluted earnings per share	$2.60	$2.05	$1.44	$1.20

Average basic and diluted shares outstanding	33,979,000	35,037,000	33,935,000	34,870,000

Dividends per common share	$0.80	$0.76	$0.40	$0.40

See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(Unaudited)

	Twenty-Six Weeks Ended		Thirteen Weeks Ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Net income	$88,391	$71,699	$48,951	$41,893
Other comprehensive (loss) income:
Unrealized holding (losses) gains on available-for-sale investments, net of tax (benefit) expense of ($184), $424, $30 and $160	(667)	1,546	113	582
Foreign currency translation (losses) gains	(1,278)	3,300	(683)	3,250

Other comprehensive (loss) income	(1,945)	4,846	(570)	3,832

Comprehensive income	$86,446	$76,545	$48,381	$45,725

See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Twenty-Six Weeks Ended
	June 27, 2026	June 28, 2025
OPERATING ACTIVITIES
Net income	$88,391	$71,699
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,969	24,375
Non-cash interest charges	132	132
Provisions for losses on trade and other accounts receivable	2,785	9,912
Gains on sales/disposals of operating property	(368)	(1,389)
Deferred income taxes, net	7,671	(5,904)
Stock-based compensation	5,420	3,657
Changes in operating assets and liabilities:
Increase in trade and other accounts receivable	(194,049)	(44,941)
Increase in other assets	(25,744)	(26,544)
Increase in accounts payable	99,213	18,224
Increase in other liabilities	15,733	6,903
Increase in insurance claims	7,657	6,712

NET CASH PROVIDED BY OPERATING ACTIVITIES	27,810	62,836

INVESTING ACTIVITIES
Sales and maturities of investments	78,673	84,755
Purchases of investments	(80,970)	(86,838)
Purchases of operating property	(8,714)	(4,383)
Proceeds from sales of operating property	2,851	5,690

NET CASH USED BY INVESTING ACTIVITIES	(8,160)	(776)

FINANCING ACTIVITIES
Increase (decrease) in cash overdraft	15,195	(2,892)
Dividends paid	(95,298)	(97,236)
Taxes paid in lieu of shares issued related to stock-based compensation plans	(1,057)	(916)
Purchases of common stock	(24,149)	(102,300)
Principal payments on finance lease obligations	(15,245)	(16,883)

NET CASH USED BY FINANCING ACTIVITIES	(120,554)	(220,227)

Effect of exchange rate changes on cash and cash equivalents	(1,619)	2,386

Decrease in cash and cash equivalents, including cash and cash equivalents classified as assets held for sale	(102,523)	(155,781)
Plus: Net change in cash and cash equivalents classified as assets held for sale	179	—

Net change in cash and cash equivalents	(102,344)	(155,781)
Cash and cash equivalents at beginning of period	396,694	515,018

Cash and cash equivalents at end of period	$294,350	$359,237

See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Twenty-Six
and Thirteen Weeks Ended June 27, 2026 and June 28, 2025
(Dollars in thousands)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock at Cost		Accumulated Other Comprehensive Loss	Total
	Shares	Amount			Shares	Amount
Balance December 27, 2025	68,590,708	$686	$261,256	$2,852,680	34,531,982	$(2,313,245)	$(5,712)	$795,665
Net income				39,440				39,440
Dividends ($0.40 per share)				(13,614)				(13,614)
Purchases of common stock					150,923	(22,587)		(22,587)
Issuance of stock related to stock-based compensation plans	28,532		(3)		8,125	(1,037)		(1,040)
Stock-based compensation			2,487					2,487
Other comprehensive loss							(1,375)	(1,375)

Balance March 28, 2026	68,619,240	$686	$263,740	$2,878,506	34,691,030	$(2,336,869)	$(7,087)	$798,976

Net income				48,951				48,951
Dividends ($0.40 per share)				(13,567)				(13,567)
Purchases of common stock						24		24
Issuance of stock related to stock-based compensation plans	11,934				3,219	(17)		(17)
Stock-based compensation			2,933					2,933
Other comprehensive loss							(570)	(570)

Balance June 27, 2026	68,631,174	$686	$266,673	$2,913,890	34,694,249	$(2,336,862)	$(7,657)	$836,730

	Common Stock		Additional Paid-In	Retained	Treasury Stock at Cost		Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	(Loss) Income	Total
Balance December 28, 2024	68,559,269	$686	$255,260	$2,859,916	33,243,196	$(2,131,413)	$(12,010)	$972,439
Net income				29,806				29,806
Dividends ($0.36 per share)				(12,688)				(12,688)
Purchases of common stock					386,318	(60,945)		(60,945)
Issuance of stock related to stock-based compensation plans	22,503		(2)		6,081	(907)		(909)
Stock-based compensation			2,038					2,038
Other comprehensive income							1,014	1,014

Balance March 29, 2025	68,581,772	$686	$257,296	$2,877,034	33,635,595	$(2,193,265)	$(10,996)	$930,755

Net income				41,893				41,893
Dividends ($0.40 per share)				(13,916)				(13,916)
Purchases of common stock					300,141	(42,350)		(42,350)
Issuance of stock related to stock-based compensation plans	7,646				146	(7)		(7)
Stock-based compensation			1,619					1,619
Other comprehensive income							3,832	3,832

Balance June 28, 2025	68,589,418	$686	$258,915	$2,905,011	33,935,882	$(2,235,622)	$(7,164)	$921,826

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
twenty-six-week
and thirteen-week periods ended June 27, 2026 and June 28, 2025 (dollars in thousands):

	Twenty-Six Weeks Ended		Thirteen Weeks Ended
Mode	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Truck – BCO Independent Contractors	40%	38%	39%	38%
Truck – Truck Brokerage Carriers	53%	54%	54%	54%
Rail intermodal	2%	2%	2%	2%
Ocean and air cargo carriers	4%	5%	3%	4%
Truck Equipment Type
Van equipment	$1,320,919	$1,186,071	$717,513	$591,276
Unsided/platform equipment	$860,737	$741,270	$492,168	$400,862
Less-than-truckload	$48,912	$47,749	$25,124	$25,313
Other truck transportation (1)	$185,591	$192,766	$99,073	$100,687

(1)
Includes power-only, expedited, straight truck, cargo van, and miscellaneous other truck transportation revenue generated by the transportation logistics segment. Power-only refers to shipments where the Company furnishes a power unit and an operator but not trailing equipment, which is typically provided by the shipper or consignee.

(2)	Share-based Payment Arrangements
As of June 27, 2026, the Company has an employee equity incentive plan, the 2011 equity incentive plan (the “2011 EIP”). The Company also has a stock compensation plan for members of its Board of Directors, the 2022 Directors Stock Compensation Plan (the “2022 DSCP”). 6,000,000 shares of the Company’s common stock were authorized for issuance under the 2011 EIP and 200,000 shares of the Company’s common stock were authorized for issuance under the 2022 DSCP. The 2011 EIP and 2022 DSCP are each referred to herein as a “Plan,” and, collectively, as the “Plans.” Amounts recognized in the financial statements with respect to these Plans are as follows (in thousands):

	Twenty-Six Weeks Ended		Thirteen Weeks Ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Total cost of the Plans during the period	$5,420	$3,657	$2,933	$1,619
Amount of related income tax benefit recognized during the period	(1,341)	(792)	(883)	(344)

Net cost of the Plans during the period	$4,079	$2,865	$2,050	$1,275

Included in income tax benefits recognized in the
twenty-six-week
periods ended June 27, 2026 and June 28, 2025 were tax (benefits) deficiencies from stock-based awards of ($14,000) and $104,000, respectively.
As of June 27, 2026, there were 161,928 shares of the Company’s common stock reserved for issuance under the 2022 DSCP and 2,600,923 shares of the Company’s common stock reserved for issuance under the 2011 EIP.
Restricted Stock Units
The following table summarizes information regarding the Company’s outstanding restricted stock unit (“RSU”) awards with either a performance condition or a market condition under the Plans:

	Number of RSUs	Weighted Average Grant Date Fair Value
Outstanding at December 27, 2025	203,712	$143.95
Granted	61,940	$134.35
Forfeited	(42,744)	$154.46

Outstanding at June 27, 2026	222,908	$139.27

During the
twenty-six-week
period ended June 27, 2026, the Company granted RSUs with a performance condition and RSUs with a market condition, as further described below. Outstanding RSUs at both December 27, 2025 and June 27, 2026 include RSUs with a performance condition and RSUs with a market condition, as further described below and in the Company’s 2025 Annual Report on Form
10-K.
RSUs with a performance condition granted during the
twenty-six-week
period ended June 27, 2026 may vest on January 31 of 2029, 2030 and 2031 based on growth in diluted earnings per share as compared to the results from the 2025 fiscal year, adjusted to reflect the add back of (i) the charge taken by the Company in the 2025 first quarter in connection with a supply chain fraud relating to the Company’s international freight forwarding operations; and (ii) impairment charges recorded in the Company’s 2025 fiscal year related to: the decision to actively market for sale Landstar Metro, S.A.P.I. de C.V., the Company’s wholly-owned Mexican operating subsidiary; the decision to wind-down the Landstar Blue TMS; and
a non-controlling equity
investment made by the Company in Cavnue, LLC, a privately held technology start-up company.
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

The Company recognized approximately $3,022,000 and $1,253,000 of share-based compensation expense related to RSU awards in the twenty-six-week
periods ended June 27, 2026 and June 28, 2025, respectively. As of June 27, 2026, there was a maximum of $47.9 million of total unrecognized compensation cost related to RSU awards granted under the Plans with an expected average remaining life of approximately 3.1 years. With respect to RSU awards with a performance condition, the amount of future compensation expense to be recognized will be determined based on future operating results.
Non-vested
Restricted Stock and Deferred Stock Units
The following table summarizes information regarding the Company’s outstanding shares of non-vested
restricted stock and Deferred Stock Units (defined below) under the Plans:

	Number of Shares and Deferred Stock Units	WeightedAverage Grant Date Fair Value
Non-vested at December 27, 2025	53,776	$168.95
Granted	36,135	$155.77
Vested	(31,570)	$167.44
Forfeited	(4,354)	$164.93

Non-vested at June 27, 2026	53,987	$161.33

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
As of June 27, 2026, there was $7,061,000 of total unrecognized compensation cost related to non-vested
shares of restricted stock and Deferred Stock Units granted under the Plans. The unrecognized compensation cost related to these non-vested
shares of restricted stock and Deferred Stock Units is expected to be recognized over a weighted average period of 2.0 years.

(3)	Income Taxes
The provisions for income taxes for the 2026 and 2025
twenty-six-week
periods were based on estimated annual effective income tax rates of 25.1% and 24.3%, respectively, adjusted for discrete events, such as excess tax benefits or deficiencies resulting from stock-based awards. The effective income tax rate for the 2026 twenty-six-week
period was 25.2%. The effective income tax rate was higher than the statutory federal income tax rate of 21% in the 2026 period primarily attributable to state taxes. The effective income tax rate for the 2025 twenty-six-week
period was 24.7%. The effective income tax rate was higher than the statutory federal income tax rate of 21% in the 2025 period primarily attributable to state taxes.

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
twenty-six-week
periods.

1
3

(5)	Additional Cash Flow Information
During the 2026
twenty-six-week
period, Landstar
paid
income taxes and interest of $22,188,000 and $2,449,000, respectively. During the 2025 twenty-six-week
period, Landstar paid income taxes and interest of $33,972,000 and $2,816,000, respectively. Landstar acquired operating property by entering into finance leases in the amount of $5,197,000 in the 2026 twenty-six-week
period. Landstar did not acquire any operating property by entering into finance leases in the 2025 twenty-six-week
period. During the 2026
twenty-six-week
period, the Company purchased its common stock at a total cost of $22,563,000, including $22,387,000 in cash purchases and accrued excise tax of $176,000, which is included in other current liabilities in the consolidated balance sheet at June 27, 2026. The Company also paid $1,762,000 in excise tax on its common stock purchases, which was included in other current liabilities in the consolidated balance sheet at December 27, 2025. During the 2025 twenty-six-week
period, the Company purchased its common stock at a total cost of $103,295,000, including $102,300,000 in cash purchases and accrued excise tax of $995,000, which was included in other current liabilities in the consolidated balance sheet at June 28, 2025.

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

1
4

The following tables summarize information about the Company’s reportable business segments as of and for the twenty-six-week
and thirteen-week periods ended June 27, 2026 and June 28, 2025 (in thousands):

	Twenty-Six Weeks Ended
	June 27, 2026			June 28, 2025
	Transportation Logistics	Insurance	Total	Transportation Logistics	Insurance	Total
External revenue	$2,574,766	$28,789	$2,603,555	$2,334,432	$29,453	$2,363,885
Internal revenue		51,623	51,623		53,093	53,093

Total revenue	2,574,766	80,412	2,655,178	2,334,432	82,546	2,416,978

Investment income		5,679	5,679		7,327	7,327
Purchased transportation	2,030,397		2,030,397	1,839,289		1,839,289
Commissions to agents	201,578		201,578	192,836		192,836
Other operating costs, net of gains on asset sales/dispositions	32,745		32,745	31,424		31,424
Insurance and claims	61,461	65,085	126,546	63,373	60,021	123,394
Selling, general and administrative	122,742	6,416	129,158	111,985	5,303	117,288
Depreciation and amortization	20,969		20,969	24,375		24,375

Operating income	104,874	14,590	119,464	71,150	24,549	95,699

Goodwill	34,005		34,005	41,399		41,399
Operating income			119,464			95,699
Interest and debt expense (1)			1,330			539

Income before income taxes			118,134			95,160

	Thirteen Weeks Ended
	June 27, 2026			June 28, 2025
	Transportation Logistics	Insurance	Total	Transportation Logistics	Insurance	Total
External revenue	$1,417,765	$14,499	$1,432,264	$1,196,687	$14,696	$1,211,383
Internal revenue		40,329	40,329		41,514	41,514

Total revenue	1,417,765	54,828	1,472,593	1,196,687	56,210	1,252,897

Investment income		2,705	2,705		3,729	3,729
Purchased transportation	1,123,400		1,123,400	941,411		941,411
Commissions to agents	109,435		109,435	99,522		99,522
Other operating costs, net of gains on asset sales/dispositions	17,945		17,945	19,595		19,595
Insurance and claims	30,835	48,853	79,688	29,517	42,446	71,963
Selling, general and administrative	64,956	3,237	68,193	52,559	3,147	55,706
Depreciation and amortization	10,409		10,409	12,149		12,149

Operating income	60,785	5,443	66,228	41,934	14,346	56,280

Operating income			66,228			56,280
Interest and debt expense (1)			812			698

Income before income taxes			65,416			55,582

(1)
Interest and debt expense includes (i) interest income earned on cash balances held by the transportation logistics segment of $1,251 and $2,409 in the 2026 and 2025 twenty-six-week
periods, respectively, and $473 and $741 in the 2026 and 2025 thirteen-week periods, respectively, and (ii) consolidated total interest expense of $2,581 and $2,948 in the 2026 and 2025 twenty-six-week
periods, respectively, and $1,285 and $1,439 in the 2026 and 2025 thirteen-week periods, respectively.

In the
twenty-six-week
periods ended June 27, 2026 and June 28, 2025, no single customer accounted for more than 10% of the Company’s consolidated revenue.

1
5

(7)	Other Comprehensive Income
The following table presents the components of and changes in accumulated other comprehensive loss, net of related income taxes, as of and for the twenty-six-week
period ended June 27, 2026 (in thousands):

	Unrealized Holding Losses on Available-for-Sale Securities	Foreign Currency Translation	Total
Balance as of December 27, 2025	$(396)	$(5,316)	$(5,712)
Other comprehensive loss	(667)	(1,278)	(1,945)

Balance as of June 27, 2026	$(1,063)	$(6,594)	$(7,657)

Amounts reclassified from accumulated other comprehensive income to investment income due to the realization of previously unrealized gains and losses in the accompanying consolidated statements of income were not significant for the twenty-six-week
period ended June 27, 2026.

(8)	Investments
Investments include primarily investment-grade corporate bonds, asset-backed securities, commercial paper and U.S. treasury obligations having maturities of up to five years (the “bond portfolio”)
and money market investments. Investments in the bond portfolio are reported as available-for-sale
and are carried at fair value. Investments maturing less than one year from the balance sheet date are included in short-term investments and investments maturing more than one year from the balance sheet date are included in other assets in the consolidated balance sheets. Management performs an analysis of the nature of the unrealized losses on available-for-sale
investments to determine whether an allowance for credit loss is necessary. Unrealized losses, representing the excess of the purchase price of an investment over its fair value as of the end of a period, considered to be a result of credit-related factors, are to be included as a charge in the statement of income, while unrealized losses considered to be a result of non-credit-related
factors are to be included as a component of shareholders’ equity. Investments whose values are based on quoted market prices in active markets are classified within Level 1. Investments that trade in markets that are not considered to be active, but are valued based on quoted market prices, are classified within Level 2. As Level 2 investments include positions that are not traded in active markets, valuations may be adjusted to reflect illiquidity and/or non-transferability,
which are generally based on available market information. Any transfers between levels are recognized as of the beginning of any reporting period. Fair value of the bond portfolio was determined using Level 1 inputs related to U.S. Treasury obligations and money market investments and Level 2 inputs related to investment-grade corporate bonds, asset-backed securities, commercial paper and direct obligations of government agencies. Unrealized losses, net of unrealized gains, on the investments in the bond portfolio were
 $1,355,000 and $504,000 at June 27, 2026 and December 27, 2025, respectively.

1
6

The amortized cost and fair values of
available-for-sale
investments are as follows at June 27, 2026 and December 27, 2025 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 27, 2026
Money market investments	$8,886	$—	$—	$8,886
Asset-backed securities	14,690	13	1,025	13,678
Corporate bonds, commercial paper and direct obligations of government agencies	104,156	323	659	103,820
U.S. Treasury obligations	22,723	—	7	22,716

Total	$150,455	$336	$1,691	$149,100

December 27, 2025
Money market investments	$15,046	$—	$—	$15,046
Asset-backed securities	19,380	43	1,128	18,295
Corporate bonds, commercial paper and direct obligations of government agencies	103,425	1,097	523	103,999
U.S. Treasury obligations	9,666	7	—	9,673

Total	$147,517	$1,147	$1,651	$147,013

For those
available-for-sale
investments with unrealized losses at June 27, 2026 and December 27, 2025, the following table summarizes the duration of the unrealized loss (in thousands):

	Less than 12 months		12 months or longer			Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
June 27, 2026
Asset-backed securities	$3,757	$500	$6,481	$525	$10,238	$1,025
Corporate bonds, commercial paper, and direct obligations of government agencies	56,411	272	1,691	387	58,102	659
U.S. Treasury obligations	12,726	7	—	—	12,726	7

Total	$72,894	$779	$8,172	$912	$81,066	$1,691

December 27, 2025
Asset-backed securities	$2,768	$386	$10,425	$742	$13,193	$1,128
Corporate bonds, commercial paper, and direct obligations of government agencies	16,772	56	13,818	467	30,590	523

Total	$19,540	$442	$24,243	$1,209	$43,783	$1,651

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
7

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
weeks ended June 27, 2026 were (in thousands):

Finance leases:
Amortization of right-of-use assets	$8,325
Interest on lease liability	1,896

Total finance lease cost	10,221
Operating leases:
Lease cost	3,191
Variable lease cost	—
Sublease income	(3,124)

Total net operating lease cost	67

Total net lease cost	$10,288

A summary of the lease classification on the Company’s consolidated balance sheet as of June 27, 2026 is as follows (in thousands):
Assets:

Operating lease right-of-use assets	Other assets	$482
Finance lease assets	Operating property, less accumulated depreciation and amortization	105,257

Total lease assets		$105,739

Liabilities:
The following table reconciles the undiscounted cash flows for the finance and operating leases to the finance and operating lease liabilities recorded on the balance sheet at June 27, 2026 (in thousands):

	Finance Leases	Operating Leases
2026 Remainder	$15,803	$150
2027	22,718	263
2028	18,814	94
2029	14,345	—
2030	2,949	—
Thereafter	496	—

Total future minimum lease payments	75,125	507
Less amount representing interest (1.6% to 6.4%)	8,351	25

Present value of minimum lease payments	$66,774	$482

1
8

Current maturities of long-term debt	24,686
Long-term debt, excluding current maturities	42,088
Other current liabilities		286
Deferred income taxes and other noncurrent liabilities		196
The weighted average remaining lease term and the weighted average discount rate for finance and operating leases as of June 27, 2026 were:

	Finance Leases	Operating Leases
Weighted average remaining lease term (years)	3.2	1.8
Weighted average discount rate	5.5%	5.5%

(10)	Debt
Other than the finance lease obligations as presented on the consolidated balance sheets, the Company had no outstanding debt as of June 27, 2026 and December 27, 2025.
On June 30, 2026, and as previously disclosed in a Form
8-K
filed with the SEC on July 6, 2026, Landstar entered into a third amended and restated credit agreement, dated
June 30, 2026
,
with a bank syndicate led by JPMorgan Chase Bank, N.A., as administrative agent (the “Third Amended and Restated Credit Agreement”), which amended and restated the existing second amended and restated credit agreement. The Third Amended and Restated Credit Agreement, which matures
June 30, 2031
, provides for borrowing capacity in the form of a revolving credit facility of $
300,000,000
, $
100,000,000
of which may be utilized in the form of letters of credit. The Third Amended and Restated Credit Agreement also includes an uncommitted “accordion” feature permitting up to an additional $500,000,000 in increases to the revolving credit facility.
The Third Amended and Restated Credit Agreement is referred to herein as the “Credit Agreement.” As of June 27, 2026, the Company had no borrowings outstanding under the Credit Agreement.
The revolving credit loans under the Credit Agreement, at the option of Landstar, bear interest at (i) a forward-looking term rate based on the secured overnight financing rate and an applicable margin ranging from 1.25% to 2.00%, or (ii) an alternate base rate plus an applicable margin ranging from 0.25% to 1.00%, in each case with the applicable margin determined based upon the Company’s Net Leverage Ratio, as defined in the Credit Agreement, at the end of the most recent applicable fiscal quarter for which financial statements have been delivered. The revolving credit facility bears a commitment fee, payable quarterly in arrears, of 0.175% to 0.25%, based on the Company’s Net Leverage Ratio at the end of the most recent applicable fiscal quarter for which financial statements have been delivered.
The Credit Agreement contains a number of covenants that limit, among other things, the incurrence of additional indebtedness. The Company is required to, among other things, maintain a minimum interest coverage ratio, as described in the Credit Agreement, and maintain a Net Leverage Ratio, as defined in the Credit Agreement, below a specified maximum. The Credit Agreement provides for a restriction on cash dividends and other distributions to stockholders on the Company’s capital stock to the extent there is a default under the Credit Agreement. In addition, the Credit Agreement under certain circumstances limits the amount of such cash dividends and other distributions to stockholders to the extent that, after giving effect to any payment made to effect such cash dividend or other distribution, the Net Leverage Ratio would exceed
2.5
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
Short-term investments include $53,352,000 in current maturities of investments held by the Company’s insurance segment at June 27, 2026. The non-current
portion of the bond portfolio of $95,748,000 is included in other assets. The short-term investments, together with $30,349,000 of non-current
investments, provide collateral for the $75,331,000 of letters of credit issued to guarantee payment of insurance claims. As of June 27, 2026, Landstar also had $34,886,000 of additional letters of credit outstanding under the Company’s Credit Agreement.
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
The following table summarizes the adverse effect of the increase in the cost of insurance claims resulting from unfavorable development of prior year self-insured claims estimates on operating income, net income and basic and diluted earnings per share set forth in the consolidated statements of income for the twenty-six-week
and thirteen-week periods ended June 27, 2026 and June 28, 2025 (in thousands, except per share amounts):

	Twenty-Six Weeks Ended		Thirteen Weeks Ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Operating income	$15,393	$13,641	$10,505	$2,289
Net income	$11,529	$10,272	$7,868	$1,726
Basic and diluted earnings per share	$0.34	$0.29	$0.23	$0.05
The unfavorable development of prior years’ claims during the twenty-six-week
period ended June 27, 2026 was primarily attributable to several specific commercial trucking claims and cargo loss experience as a result of fraud and theft in the supply chain.

(13)	Subsidiary Wind Down
During the 2025 fiscal year, the Company entered into an arrangement with a financial advisor to actively market its Mexican subsidiary, Landstar Metro, S.A.P.I. de C.V. (“Landstar Metro”) and to consider other strategic alternatives for this subsidiary. During the second fiscal quarter of 2026, the Company stopped actively marketing Landstar Metro and initiated a wind-down of its operations and sales of certain assets. As such, the assets and liabilities of Landstar Metro are no longer presented as held for sale within the consolidated balance sheet at June 27, 2026. It is not anticipated that the disposition of Landstar Metro will adversely affect the Company’s ability to provide U.S.-Mexico cross-border services, given that Landstar Metro was principally engaged in intra-Mexico truck transportation services.
In the 2026
twenty-six-week
period, the Company recognized an impairment of $679,000
included in selling, general and administrative costs within the Company’s consolidated statements of income related to Landstar Metro. While the Company does not currently
anticipate any further charges to be incurred as a result of the wind-down process, no assurances can be provided that there will not be additional charges and expenses incurred by the Company in connection with any ultimate dissolution of Landstar Metro.

(14)	Recent Accounting Pronouncements
Accounting Standards Issued But Not Yet Adopted
In November 2024, the FASB issued ASU
2024-03,
Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic
220-40):
Disaggregation of Income Statement Expenses
(“ASU
2024-03”),
which expands disclosures about certain categories of expenses. ASU
2024-03
is effective for annual periods beginning after December 15, 2026. The Company is currently evaluating the impact of ASU
2024-03
on its disclosures, but this standard update is not expected to impact the Company’s results of operations or financial condition.
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
contain forward-looking statements, such as statements which relate to Landstar’s business objectives, plans, strategies and expectations. Terms such as “anticipates,” “believes,” “estimates,” “intention,” “expects,” “plans,” “predicts,” “may,” “should,” “could,” “would,” “will,” the negative thereof and similar expressions are intended to identify forward-looking statements. Such statements are by nature subject to uncertainties and risks, including but not limited to: decreased demand for transportation services; U.S. trade relationships and potential or imposed tariffs; an increase in the frequency or severity of accidents or other claims; unfavorable development of existing accident claims; substantial verdicts or settlements rendered in connection with accidents or other claims; dependence on third party insurance companies; dependence on independent commission sales agents; dependence on third party capacity providers; the impact of the Russian conflict with Ukraine on the operations of certain independent commission sales agents, including the Company’s second largest such agent by revenue in the 2025 fiscal year; substantial industry competition; disruptions or failures in the Company’s computer systems; cyber and other information security incidents; dependence on key vendors; potential changes in taxes; status of independent contractors; regulatory and legislative changes; regulations focused on diesel emissions and other air quality matters; regulations requiring the purchase and use of zero-emission
vehicles; intellectual property; acquisitions and investments; and other operational, financial or legal risks or uncertainties detailed in Landstar’s Form
10-K
for the 2025 fiscal year, described in Item 1A “Risk Factors,” in this report or in Landstar’s other Securities and Exchange Commission filings from time to time. These risks and uncertainties could cause actual results or events to differ materially from historical results or those anticipated. Investors should not place undue reliance on such forward-looking statements and the Company undertakes no obligation to publicly update or revise any forward-looking statements.
Introduction
Landstar System, Inc. and its subsidiary, Landstar System Holdings, Inc. (collectively referred to herein with their subsidiaries and other affiliated companies as “Landstar” or the “Company”), is a technology-enabled, asset-light provider of freight transportation and logistics solutions focused on safety, security and service to a broad range of customers utilizing a network of agents, third party capacity providers and employees. The Company offers services to its customers across multiple transportation modes, with the ability to arrange for individual shipments of freight to comprehensive third party logistics solutions to meet all of a customer’s transportation needs. Landstar provides services principally throughout the United States and to a lesser extent in Canada and Mexico, and between the United States and Canada, Mexico and other countries around the world. The Company’s services emphasize information coordination and are delivered through a network of approximately 990 independent commission sales agents and over 72,000 third party capacity providers, primarily truck capacity providers, linked together by a series of digital technologies which are provided and coordinated by the Company. The nature of the Company’s business is such that a significant portion of its operating costs varies directly with revenue.
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

The transportation logistics segment provides a wide range of freight transportation and logistics services. Transportation services are provided by Landstar’s “Operating Subsidiaries”: Landstar Ranger, Inc., Landstar Inway, Inc., Landstar Ligon, Inc., Landstar Gemini, Inc., Landstar Transportation Logistics, Inc., Landstar Global Logistics, Inc., Landstar Express America, Inc., Landstar Canada, Inc., Landstar Metro, S.A.P.I. de C.V., and Landstar Blue, LLC. Transportation services offered by the Company include truckload, less-than-truckload and other truck transportation, rail intermodal, air cargo, ocean cargo, expedited ground and air delivery of time-critical freight, heavy-haul/specialized, hazardous materials (“haz-mat”), cold chain/temperature-controlled, U.S.-Canada and U.S.-Mexico cross-border, project cargo and customs brokerage. Examples of the industries serviced by the transportation logistics segment include automotive parts and assemblies, consumer durables, building products, metals, chemicals, foodstuffs, heavy machinery, retail, electronics, military equipment and general commodities. In addition, the transportation logistics segment provides transportation services to other transportation companies, including third party logistics and less-than-truckload service providers. The independent commission sales agents market services provided by the transportation logistics segment. Billings for freight transportation services are typically charged to customers on a per shipment basis for the physical transportation of freight and are referred to as transportation revenue. During the twenty-six weeks ended June 27, 2026, revenue generated by BCO Independent Contractors, Truck Brokerage Carriers and railroads represented approximately 40%, 53% and 2%, respectively, of the Company’s consolidated revenue. Collectively, revenue generated by air and ocean cargo carriers represented approximately 4% of the Company’s consolidated revenue in the twenty-six-week period ended June 27, 2026.

The insurance segment is comprised of Signature Insurance Company (“Signature”), a wholly owned offshore insurance subsidiary, and Risk Management Claim Services, Inc. The insurance segment provides risk and claims management services to certain of Landstar’s Operating Subsidiaries. In addition, it reinsures certain risks of the Company’s BCO Independent Contractors and provides certain property and casualty insurance and reinsurance to certain of Landstar’s Operating Subsidiaries. Revenue at the insurance segment represents reinsurance premiums from third party insurance companies that provide insurance programs to BCO Independent Contractors where all or a portion of the risk is ultimately borne by Signature. Revenue at the insurance segment represented approximately 1% of the Company’s consolidated revenue for the twenty-six-week period ended June 27, 2026.

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

	Twenty-Six Weeks Ended		Thirteen Weeks Ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Revenue generated through (in thousands):
Truck transportation
Truckload:
Van equipment	$1,320,919	$1,186,071	$717,513	$591,276
Unsided/platform equipment	860,737	741,270	492,168	400,862
Less-than-truckload	48,912	47,749	25,124	25,313
Other truck transportation (1)	185,591	192,766	99,073	100,687

Total truck transportation	2,416,159	2,167,856	1,333,878	1,118,138
Rail intermodal	47,075	39,515	27,761	22,028
Ocean and air cargo carriers	97,713	116,426	49,744	50,789
Other (2)	42,608	40,088	20,881	20,428

	$2,603,555	$2,363,885	$1,432,264	$1,211,383

Revenue on loads hauled via BCO Independent Contractors included in total truck transportation	$1,038,421	$888,489	$563,073	$461,432
Number of loads:
Truck transportation
Truckload:
Van equipment	575,472	572,154	297,761	284,091
Unsided/platform equipment	246,695	246,241	132,141	128,996
Less-than-truckload	65,895	76,830	30,970	41,250
Other truck transportation (1)	95,768	90,185	49,378	46,173

Total truck transportation	983,830	985,410	510,250	500,510
Rail intermodal	15,110	13,970	8,520	7,820
Ocean and air cargo carriers	13,870	16,560	7,160	7,440

	1,012,810	1,015,940	525,930	515,770

Loads hauled via BCO Independent Contractors included in total truck transportation	432,210	398,000	224,600	203,930
Revenue per load:
Truck transportation
Truckload:
Van equipment	$2,295	$2,073	$2,410	$2,081
Unsided/platform equipment	3,489	3,010	3,725	3,108
Less-than-truckload	742	621	811	614
Other truck transportation (1)	1,938	2,137	2,006	2,181
Total truck transportation	2,456	2,200	2,614	2,234
Rail intermodal	3,115	2,829	3,258	2,817
Ocean and air cargo carriers	7,045	7,031	6,947	6,826
Revenue per load on loads hauled via BCO Independent Contractors	$2,403	$2,232	$2,507	$2,263
Revenue by capacity type (as a % of total revenue):
Truck capacity providers:
BCO Independent Contractors	40%	38%	39%	38%
Truck Brokerage Carriers	53%	54%	54%	54%
Rail intermodal	2%	2%	2%	2%
Ocean and air cargo carriers	4%	5%	3%	4%
Other	2%	2%	1%	2%

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

Expenses

Purchased transportation

Also critical to the Company’s success is its ability to secure capacity, particularly truck capacity, at rates that allow the Company to profitably transport customers’ freight. The following table summarizes the number of available truck capacity providers on the dates indicated:

	June 27, 2026	June 28, 2025
BCO Independent Contractors	7,719	7,844
Truck Brokerage Carriers:
Approved and active (1)	37,656	41,842
Other approved	26,951	27,672

	64,607	69,514

Total available truck capacity providers	72,326	77,358

Trucks provided by BCO Independent Contractors	8,544	8,611

(1)	Active refers to Truck Brokerage Carriers who moved at least one load in the 180 days immediately preceding the fiscal quarter end.

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

Effective June 1, 2026, the Company entered into a new three year commercial auto liability insurance arrangement for losses incurred between $5 million and $10 million (the “2026 Initial Excess Policy”) with a third party insurance company. For commercial trucking claims incurred on or after June 1, 2026 through May 31, 2029, the 2026 Initial Excess Policy provides for a limit for a single loss of $5 million, with a $10 million per policy year aggregate limit and an aggregate limit of $15 million over the thirty-six month term. It also includes a $2.5 million per policy year aggregate loss corridor. Moreover, in the event paid aggregate losses under the 2026 Initial Excess Policy during the three year period ending May 31, 2029 exceed a pre-determined threshold amount, the 2026 Initial Excess Policy requires the Company to pay an additional premium up to a maximum amount of $4 million.

The Company also maintains third party insurance arrangements providing excess coverage for commercial trucking liabilities in excess of $10 million. These third party arrangements provide coverage on a per occurrence or aggregated basis. Over the past fifteen years, there has been a significant increase in the occurrence of trials in courts throughout the United States involving catastrophic injury and fatality claims against commercial motor carriers that have resulted in verdicts in excess of $10 million. Within the transportation logistics industry, these verdicts are often referred to as “Nuclear Verdicts.” The increase in Nuclear Verdicts has had a significant impact on the cost of commercial auto liability claims throughout the United States. Due to the increasing cost of commercial auto liability claims, the availability of excess coverage has significantly decreased, and the pricing associated with such excess coverage, to the extent available, has significantly increased. Since the annual policy year ended April 30, 2020, as compared to the annual policy year ending May 31, 2027, the Company experienced an increase of approximately $21 million, or approximately 390%, in the premiums charged by third party insurance companies to the Company for excess coverage for commercial trucking liabilities in excess of $10 million.

Moreover, the Company from year to year manages the level of its financial exposure to commercial trucking claims in excess of $10 million, including through the use of additional self-insurance, deductibles, aggregate loss limits, quota shares and other structured arrangements with third party insurance companies, based on the availability of coverage within certain excess insurance coverage layers and estimated cost differentials between proposed premiums from third party insurance companies and historical and actuarially projected losses experienced by the Company at various levels of excess insurance coverage. For example, with respect to a single hypothetical claim in the amount of $65 million incurred during the annual policy year ending May 31, 2027, the Company would have an aggregate financial exposure of approximately $33 million. Within the Company’s third party insurance arrangements providing excess coverage for commercial trucking liabilities, structured arrangements with third party reinsurers within a specific loss layer may also include provisions that require additional payments of premium in the event of unfavorable loss experience or a refund of premium in the event of favorable loss experience.

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

Further, the Company retains liability of up to $2,000,000 for each general liability claim, $250,000 for each workers’ compensation claim and $250,000 for each cargo claim. In addition, under reinsurance arrangements by Signature of certain risks of the Company’s BCO Independent Contractors, the Company retains liability of up to $500,000, $1,000,000 or $2,000,000 with respect to certain occupational accident claims and up to $750,000 with respect to certain workers’ compensation claims. The Company’s exposure to liability associated with accidents incurred by Truck Brokerage Carriers, railroads and air and ocean cargo carriers who transport freight on behalf of the Company may be reduced by various legal defenses and other factors including the extent to which such carriers maintain their own insurance coverage. However, Montgomery v. Caribe Transport II, LLC has narrowed our ability to rely on Federal Aviation Administration Authorization Act of 1994 (the “FAAAA”) preemption as a defense by holding that state-law negligent selection claims against freight brokers fall within the statute’s motor vehicle safety exception, which could have an adverse impact on our claims experience. A material increase in the frequency or severity of accidents, cargo claims or workers’ compensation claims or the material unfavorable development of existing claims could have a material adverse effect on Landstar’s cost of insurance and claims and its results of operations. For more information, see Part II, Item 1A, “Risk Factors—Increased exposure to Broker Liability Claims” in this Quarterly Report on Form 10-Q and Part I, Item 1A, “Risk Factors—Increased severity or frequency of accidents and other claims or a material unfavorable development of existing claims” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 27, 2025.

Selling, general and administrative

During the twenty-six-week period ended June 27, 2026, employee compensation and benefits accounted for approximately 64% of the Company’s selling, general and administrative costs. Employee compensation and benefits include wages and employee benefit costs as well as incentive compensation and stock-based compensation expense. Incentive compensation and stock-based compensation expense is highly variable in nature in comparison to wages and employee benefit costs.

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

The reconciliations of gross profit to variable contribution and gross profit margin to variable contribution margin are each presented below:

	Twenty-Six Weeks Ended		Thirteen Weeks Ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Revenue	$2,603,555	$2,363,885	$1,432,264	$1,211,383
Costs of revenue:
Purchased transportation	2,030,397	1,839,289	1,123,400	941,411
Commissions to agents	201,578	192,836	109,435	99,522

Variable costs of revenue	2,231,975	2,032,125	1,232,835	1,040,933
Trailing equipment depreciation	12,619	13,844	6,351	6,867
Information technology costs	5,683	7,609	3,080	3,934
Insurance-related costs (1)	75,654	71,317	39,716	30,793
Other operating costs	32,745	31,424	17,945	19,595

Other costs of revenue	126,701	124,194	67,092	61,189

Total costs of revenue	2,358,676	2,156,319	1,299,927	1,102,122

Gross profit	$244,879	$207,566	$132,337	$109,261

Gross profit margin	9.4%	8.8%	9.2%	9.0%
Plus: other costs of revenue	126,701	124,194	67,092	61,189

Variable contribution	$371,580	$331,760	$199,429	$170,450

Variable contribution margin	14.3%	14.0%	13.9%	14.1%

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

In general, variable contribution margin on revenue generated by BCO Independent Contractors represents a fixed percentage due to the nature of the contracts that pay a fixed percentage of revenue to both the BCO Independent Contractors and independent commission sales agents. For revenue generated by Truck Brokerage Carriers, variable contribution margin may be either a fixed or variable percentage, depending on the contract with each individual independent commission sales agent. Variable contribution margin on revenue generated from shipments hauled by railroads, air cargo carriers, ocean cargo carriers and Truck Brokerage Carriers, other than those under retention contracts, is variable in nature, as the Company’s contracts with independent commission sales agents provide commissions to agents at a contractually agreed upon percentage of the amount represented by revenue less purchased transportation for these types of shipments. Approximately 44% of the Company’s consolidated revenue in the twenty-six-week period ended June 27, 2026 was generated under transactions that pay a fixed percentage of revenue to the third party capacity provider and/or agents while approximately 56% was generated under transactions that pay a variable percentage of revenue to the third party capacity provider and/or agents.

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

	Twenty-Six Weeks Ended		Thirteen Weeks Ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Gross profit	$244,879	$207,566	$132,337	$109,261
Operating income	$119,464	$95,699	$66,228	$56,280
Operating income as % of gross profit	48.8%	46.1%	50.0%	51.5%
Variable contribution	$371,580	$331,760	$199,429	$170,450
Operating income	$119,464	$95,699	$66,228	$56,280
Operating income as % of variable contribution	32.2%	28.8%	33.2%	33.0%

The increase in operating income as a percentage of gross profit from the 2025 twenty-six-week period to the 2026 twenty-six-week period resulted from the increase of operating income at a more rapid percentage rate than the increase in gross profit, as the Company was able to scale its fixed cost infrastructure, primarily certain components of selling, general and administrative costs, across a larger gross profit base, and the impact of the supply chain fraud matter in the 2025 twenty-six-week period. The decrease in operating income as a percentage of gross profit from the 2025 thirteen-week period to the 2026 thirteen-week period was primarily due to an increased provision for incentive compensation in the 2026 thirteen-week period.

The increase in operating income as a percentage of variable contribution from the 2025 twenty-six-week period to the 2026 twenty-six-week period resulted from the increase of operating income at a more rapid percentage rate than the increase in variable contribution, as the Company was able to scale its fixed cost infrastructure, primarily certain components of selling, general and administrative costs across a larger variable contribution base, and the impact of the supply chain fraud matter in the 2025 twenty-six-week period. The slight increase in operating income as a percentage of variable contribution from the 2025 thirteen-week period to the 2026 thirteen-week period resulted from the increase in operating income occurring at a slightly more rapid percentage rate than the increase in variable contribution, as the Company was able to scale its fixed cost infrastructure, primarily certain components of selling, general and administrative costs, across a larger variable contribution base, almost entirely offset by increased insurance and claims costs and an increased provision for incentive compensation in the 2026 thirteen-week period.

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

TWENTY-SIX WEEKS ENDED JUNE 27, 2026 COMPARED TO TWENTY-SIX WEEKS ENDED JUNE 28, 2025

Revenue for the 2026 twenty-six-week period was $2,603,555,000, an increase of $239,670,000, or 10%, compared to the 2025 twenty-six-week period. Transportation revenue increased $240,334,000, or 10%. The increase in transportation revenue was attributable to an increased revenue per load of approximately 11%, while the number of loads was relatively flat as compared to the 2025 twenty-six-week period. Reinsurance premiums were $28,789,000 and $29,453,000 for the 2026 and 2025 twenty-six-week periods, respectively. The decrease in revenue from reinsurance premiums was primarily attributable to a decrease in the average number of trucks provided by BCO Independent Contractors in the 2026 twenty-six-week period compared to the 2025 twenty-six-week period.

Truck transportation revenue generated by BCO Independent Contractors and Truck Brokerage Carriers (together, the “third party truck capacity providers”) for the 2026 twenty-six-week period was $2,416,159,000, representing 93% of total revenue, an increase of $248,303,000, or 11%, compared to the 2025 twenty-six-week period. Revenue per load on loads hauled by third party truck capacity providers increased approximately 12% in the 2026 twenty-six-week period compared to the 2025 twenty-six-week period, while the number of loads hauled by third party truck capacity providers was relatively flat in the 2026 twenty-six-week period compared to the 2025 twenty-six-week period.

The increase in revenue per load on loads hauled via truck was primarily due to a tightening truck capacity environment in the 2026 twenty-six-week period and the impact of higher diesel fuel costs on loads hauled via Truck Brokerage Carrier. During the 2026 twenty-six-week period, revenue per load on less-than-truckload loadings increased 19%, on loads hauled via unsided/platform equipment increased 16%, and on loads hauled via van equipment increased 11%, while revenue per load on other truck transportation services decreased 9%, in each case, as compared to the 2025 twenty-six-week period.

The number of loads hauled via truck for the 2026 twenty-six-week period compared to the 2025 twenty-six-week period was relatively flat. Loads hauled via other truck transportation services increased 6%, loads hauled via van equipment increased 1% and loads hauled via unsided/platform equipment were relatively flat, while less-than-truckload loadings decreased 14%, in each case, as compared to the 2025 twenty-six-week period.

Fuel surcharges billed to customers on revenue generated by BCO Independent Contractors are excluded from revenue. Fuel surcharges on Truck Brokerage Carrier revenue identified separately in billings to customers and included as a component of Truck Brokerage Carrier revenue were $71,237,000 and $54,016,000 in the 2026 and 2025 twenty-six-week periods, respectively. It should be noted that billings to many customers of the Company’s truck brokerage services include a single all-in rate that do not separately identify fuel surcharges on loads hauled via Truck Brokerage Carriers. Accordingly, the overall impact of changes in fuel prices on revenue and revenue per load on loads hauled via truck is likely to be greater than that indicated.

Transportation revenue generated by rail intermodal, air cargo and ocean cargo carriers (collectively, the “multimode capacity providers”) for the 2026 twenty-six-week period was $144,788,000, or 6% of total revenue, a decrease of $11,153,000, or 7%, compared to the 2025 twenty-six-week period. The number of loads hauled by multimode capacity providers decreased approximately 5% in the 2026 twenty-six-week period compared to the 2025 twenty-six-week period, and revenue per load on revenue generated by multimode capacity providers decreased approximately 2% over the same period. The decrease in the number of loads hauled by multimode capacity providers was due to a 19% decrease in ocean loadings and an 8% decrease in air loadings, while rail loadings increased 8%. The 19% decrease in ocean loadings was broad-based with decreases at several customers. The 8% decrease in air loadings was primarily attributable to decreases at two specific agencies. The 8% increase in rail loadings was primarily attributable to increased loadings at one specific agency. Revenue per load on loads hauled via ocean decreased approximately 1%, while air and rail intermodal revenue per load increased approximately 23% and 10%, respectively, during the 2026 twenty-six-week period as compared to the 2025 twenty-six-week period. The decrease in revenue per load on loads hauled by ocean cargo carriers was primarily attributable to decreases at several customers during the 2026 twenty-six-week period. The increase in revenue per load on loads hauled by air cargo carriers was primarily attributable to increases at several specific customers during the 2026 twenty-six-week period. The increase in revenue per load on loads hauled by rail intermodal carriers was attributable to increases at several specific customers during the 2026 twenty-six-week period. Revenue per load on revenue generated by multimode capacity providers is influenced by many factors, including revenue mix among the various modes of transportation used, length of haul, complexity of freight, density of freight lanes, fuel costs and availability of capacity.

Purchased transportation was 78.0% and 77.8% of revenue in the 2026 and 2025 twenty-six-week periods, respectively. The increase in purchased transportation as a percentage of revenue was primarily due to an increased rate of purchased transportation on revenue generated by Truck Brokerage Carriers, partially offset by favorable mix. Commissions to agents were 7.7% and 8.2% of revenue in the 2026 and 2025 twenty-six-week periods, respectively. The decrease in commissions to agents as a percentage of revenue was primarily attributable to an increased cost of purchased transportation as a percentage of revenue on revenue generated by Truck Brokerage Carriers.

Investment income was $5,679,000 and $7,327,000 in the 2026 and 2025 twenty-six-week periods, respectively. The decrease in investment income was attributable to a lower average investment balance held by the insurance segment in the 2026 twenty-six-week period and lower average rates of return on investments during the 2026 twenty-six-week period.

Other operating costs increased $1,321,000 in the 2026 twenty-six-week period compared to the 2025 twenty-six-week period. The increase in other operating costs compared to the prior year was primarily due to increased trailer equipment maintenance costs, increased trailer rental costs and decreased gains on sales of operating property, partially offset by an approximately $4,800,000 expense relating to the supply chain fraud matter in the 2025 twenty-six-week period referenced above under “Expenses - Other operating costs, net of gains on asset sales/dispositions.”

Insurance and claims increased $4,622,000 in the 2026 twenty-six-week period compared to the 2025 twenty-six-week period. The increase in insurance and claims expense compared to the prior year was primarily due to increased net unfavorable development of prior years’ claims in the 2026 twenty-six-week period and increased BCO miles traveled during the 2026 twenty-six-week period, partially offset by decreased frequency of both current year trucking and current year cargo claims during the 2026 twenty-six-week period. During the 2026 and 2025 twenty-six-week periods, insurance and claims costs included $15,393,000 and $13,641,000 of net unfavorable adjustments to prior years’ claims estimates, respectively.

Selling, general and administrative costs increased $11,870,000 in the 2026 twenty-six-week period compared to the 2025 twenty-six-week period. The increase in selling, general and administrative costs compared to prior year was primarily attributable to increased provisions for incentive compensation and stock-based compensation expense and increased wages, partially offset by a decreased provision for customer bad debt in the 2026 twenty-six-week period. Included in selling, general and administrative costs was incentive compensation expense of $9,832,000 and $1,950,000, respectively, and stock-based compensation expense of $5,420,000 and $3,657,000, respectively, for the 2026 and 2025 twenty-six-week periods.

Depreciation and amortization decreased $3,406,000 in the 2026 twenty-six-week period compared to the 2025 twenty-six-week period. The decrease in depreciation and amortization expense was primarily due to decreased depreciation on information technology software and decreased trailing equipment depreciation in the 2026 twenty-six-week period.

Interest and debt expense increased $791,000 in the 2026 twenty-six-week period compared to the 2025 twenty-six-week period. The increase in interest and debt expense was primarily attributable to decreased interest income earned on cash balances held by the transportation logistics segment, partially offset by decreased interest expense related to finance lease obligations.

The provisions for income taxes for the 2026 and 2025 twenty-six-week periods were based on estimated annual effective income tax rates of 25.1% and 24.3%, respectively, adjusted for discrete events, such as excess tax benefits or deficiencies resulting from stock-based awards. The effective income tax rate for the 2026 twenty-six-week period was 25.2%. The effective income tax rate was higher than the statutory federal income tax rate of 21% in the 2026 period primarily attributable to state taxes. The effective income tax rate for the 2025 twenty-six-week period was 24.7%. The effective income tax rate was higher than the statutory federal income tax rate of 21% in the 2025 period primarily attributable to state taxes.

Net income was $88,391,000, or $2.60 per basic and diluted share, in the 2026 twenty-six-week period. Net income was $71,699,000, or $2.05 per basic and diluted share, in the 2025 twenty-six-week period.

THIRTEEN WEEKS ENDED JUNE 27, 2026 COMPARED TO THIRTEEN WEEKS ENDED JUNE 28, 2025

Revenue for the 2026 thirteen-week period was $1,432,264,000, an increase of $220,881,000, or 18%, compared to the 2025 thirteen-week period. Transportation revenue increased $221,078,000, or 18%. The increase in transportation revenue was attributable to an increased revenue per load of approximately 16% and an increased number of loads hauled of approximately 2% as compared to the 2025 thirteen-week period. Reinsurance premiums were $14,499,000 and $14,696,000 for the 2026 and 2025 thirteen-week periods, respectively. The decrease in revenue from reinsurance premiums was primarily attributable to a decrease in the average number of trucks provided by BCO Independent Contractors in the 2026 thirteen-week period compared to the 2025 thirteen-week period.

Truck transportation revenue generated by third party truck capacity providers for the 2026 thirteen-week period was $1,333,878,000, representing 93% of total revenue, an increase of $215,740,000, or 19%, compared to the 2025 thirteen-week period. Revenue per load on loads hauled by third party truck capacity providers increased approximately 17% in the 2026 thirteen-week period compared to the 2025 thirteen-week period, and the number of loads hauled by third party truck capacity providers increased approximately 2% in the 2026 thirteen-week period compared to the 2025 thirteen-week period.

The increase in revenue per load on loads hauled via truck was primarily due to a tightening truck capacity environment in the 2026 thirteen-week period and the impact of higher diesel fuel costs on loads hauled via Truck Brokerage Carriers. During the 2026 thirteen-week period, revenue per load on less-than-truckload loadings increased 32%, via unsided/platform equipment increased 20% and on loads hauled via van equipment increased 16%, while revenue per load on other truck transportation services decreased 8%, in each case, as compared to the 2025 thirteen-week period.

The increase in the number of loads hauled via truck for the 2026 thirteen-week period compared to the 2025 thirteen-week period was primarily due to increased demand from the 2025 thirteen-week period for the Company’s van, unsided/platform and other truck transportation services and, secondarily, due to efforts by customers in the 2025 first quarter to “pull-forward” shipments typically scheduled to occur later in the year in an effort to avoid the potential impact of tariffs that subsequently may have become effective in fiscal year 2025. Loads hauled via other truck transportation services increased 7%, loads hauled via van equipment increased 5% and loads hauled via unsided/platform equipment increased 2%, while less-than-truckload loadings decreased 25%, in each case, as compared to the 2025 thirteen-week period.

Fuel surcharges billed to customers on revenue generated by BCO Independent Contractors are excluded from revenue. Fuel surcharges on Truck Brokerage Carrier revenue identified separately in billings to customers and included as a component of Truck Brokerage Carrier revenue were $44,546,000 and $27,091,000 in the 2026 and 2025 thirteen-week periods, respectively.

Transportation revenue generated by multimode capacity providers for the 2026 thirteen-week period was $77,505,000, or 5% of total revenue, an increase of $4,688,000, or 6%, compared to the 2025 thirteen-week period. Revenue per load on revenue generated by multimode capacity providers increased approximately 4% in the 2026 thirteen-week period compared to the 2025 thirteen-week period, and the number of loads hauled by multimode capacity providers increased approximately 3% over the same period. Revenue per load on loads hauled via air and rail intermodal increased approximately 50% and 16%, respectively, while ocean revenue per load decreased approximately 5% during the 2026 thirteen-week period as compared to the 2025 thirteen-week period. The increase in revenue per load on loads hauled by air cargo carriers was primarily attributable to increases at several specific customers during the 2026 thirteen-week period. The increase in revenue per load on loads hauled by rail intermodal carriers was broad-based with increases at multiple customers during the 2026 thirteen-week period. The decrease in revenue per load on loads hauled by ocean was primarily attributable to decreases at several customers during the 2026 thirteen-week period. Revenue per load on revenue generated by multimode capacity providers is influenced by many factors, including revenue mix among the various modes of transportation used, length of haul, complexity of freight, density of freight lanes, fuel costs and availability of capacity. The increase in the number of loads hauled by multimode capacity providers was due to a 9% increase in rail loadings, while air loadings decreased 5% and ocean loadings decreased 3%. The 9% increase in rail loadings was primarily attributable to increased loadings at one specific agency. The 5% decrease in air loadings was primarily attributable to decreases at one specific agency. The 3% decrease in ocean loadings was broad-based with decreases at several customers.

Purchased transportation was 78.4% and 77.7% of revenue in the 2026 and 2025 thirteen-week periods, respectively. The increase in purchased transportation as a percentage of revenue was primarily due to an increased cost of purchased transportation as a percentage of revenue on revenue generated by Truck Brokerage Carriers, partially offset by favorable mix. Commissions to agents were 7.6% and 8.2% of revenue in the 2026 and 2025 thirteen-week periods, respectively. The decrease in commissions to agents as a percentage of revenue was primarily attributable to an increased cost of purchased transportation as a percentage of revenue on revenue generated by Truck Brokerage Carriers.

Investment income was $2,705,000 and $3,729,000 in the 2026 and 2025 thirteen-week periods, respectively. The decrease in investment income was attributable to a lower average investment balance held by the insurance segment in the 2026 thirteen-week period and lower average rates of return on investments during the 2026 thirteen-week period.

Other operating costs decreased $1,650,000 in the 2026 thirteen-week period compared to the 2025 thirteen-week period. The decrease in other operating costs compared to the prior year was primarily due to the reclassification of the approximately $4,800,000 expense relating to the supply chain fraud matter referenced above under “Expenses - Other operating costs, net of gains on asset sales/dispositions” from selling, general and administrative costs in the 2025 thirteen-week period, partially offset by increased trailer equipment maintenance costs, increased trailer rental costs and decreased gains on sales of operating property in the 2026 thirteen-week period.

Insurance and claims increased $8,910,000 in the 2026 thirteen-week period compared to the 2025 thirteen-week period. The increase in insurance and claims expense compared to the prior year was primarily due to increased net unfavorable development of prior years’ claims in the 2026 thirteen-week period, increased BCO miles traveled during the 2026 thirteen-week period and increased severity of current year trucking claims during the 2026 thirteen-week period, partially offset by decreased frequency of both current year trucking and current year cargo claims during the 2026 thirteen-week period. During the 2026 and 2025 thirteen-week periods, insurance and claims costs included $10,505,000 and $2,289,000 of net unfavorable adjustments to prior years’ claims estimates, respectively.

Selling, general and administrative costs increased $12,487,000 in the 2026 thirteen-week period compared to the 2025 thirteen-week period. The increase in selling, general and administrative costs compared to prior year was primarily attributable to an increased provision for incentive compensation, reclassification of the approximately $4,800,000 expense relating to the supply chain fraud matter referenced above under “Expenses - Other operating costs, net of gains on asset sales/dispositions” to other operating costs in the 2025 thirteen-week period, increased stock-based compensation expense and increased information technology project consulting fees, partially offset by decreased employee benefit costs, primarily attributable to decreased medical and pharmacy costs under the self-insured portion of the Company’s medical plan, in the 2026 thirteen-week period. Included in selling, general and administrative costs was incentive compensation expense of $6,436,000 and $950,000, respectively, and stock-based compensation expense of $2,933,000 and $1,619,000, respectively, for the 2026 and 2025 thirteen-week periods.

Depreciation and amortization decreased $1,740,000 in the 2026 thirteen-week period compared to the 2025 thirteen-week period. The decrease in depreciation and amortization expense was primarily due to decreased depreciation on information technology software and decreased trailing equipment depreciation in the 2026 thirteen-week period.

Interest and debt expense increased $114,000 in the 2026 thirteen-week period compared to the 2025 thirteen-week period. The increase in interest and debt expense was primarily attributable to decreased interest income earned on cash balances held by the transportation logistics segment, partially offset by decreased interest expense related to finance lease obligations.

The provisions for income taxes for the 2026 and 2025 thirteen-week periods were based on estimated annual effective income tax rates of 25.1% and 24.3%, respectively, adjusted for discrete events, such as excess tax benefits or deficiencies resulting from stock-based awards. The effective income tax rate for the 2026 thirteen-week period was 25.2%. The effective income tax rate was higher than the statutory federal income tax rate of 21% in the 2026 period primarily attributable to state taxes. The effective income tax rate for the 2025 thirteen-week period was 24.6%. The effective income tax rate was higher than the statutory federal income tax rate of 21% in the 2025 period primarily attributable to state taxes.

Net income was $48,951,000, or $1.44 per basic and diluted share, in the 2026 thirteen-week period. Net income was $41,893,000, or $1.20 per basic and diluted share, in the 2025 thirteen-week period.

CAPITAL RESOURCES AND LIQUIDITY

Working capital and the ratio of current assets to current liabilities were $597,123,000 and 1.8 to 1, respectively, at June 27, 2026, compared with $520,486,000 and 1.7 to 1, respectively, at December 27, 2025. Landstar has historically operated with current ratios within the range of 1.5 to 1 to 2.0 to 1. Cash provided by operating activities was $27,810,000 in the 2026 twenty-six-week period compared with $62,836,000 in the 2025 twenty-six-week period. The decrease in cash flow provided by operating activities was primarily attributable to unfavorable net working capital impacts in connection with increased net receivables, defined as accounts receivable less accounts payable, partially offset by the impact of increased net income.

The Company declared and paid $0.80 per share, or $27,181,000 in the aggregate, in cash dividends during the twenty-six-week period ended June 27, 2026 and, during such period, also paid $68,117,000 of dividends payable which were declared in December 2025 and included in current liabilities in the consolidated balance sheet at December 27, 2025. The Company declared and paid $0.76 per share, or $26,604,000 in the aggregate, in cash dividends during the twenty-six-week period ended June 28, 2025 and, during such period, also paid $70,632,000 of dividends payable which were declared in December 2024 and included in current liabilities in the consolidated balance sheet at December 28, 2024. During the twenty-six-week period ended June 27, 2026, the Company purchased 150,923 shares of its common stock at a total cost of $22,563,000, including $22,387,000 in cash purchases and accrued excise tax of $176,000, which is included in other current liabilities in the consolidated balance sheet at June 27, 2026. The Company also paid $1,762,000 in excise tax on its common stock purchases, which was included in other current liabilities in the consolidated balance sheet at December 27, 2025. During the twenty-six-week period ended June 28, 2025, the Company purchased 686,459 shares of its common stock at a total cost of $103,295,000, including $102,300,000 in cash purchases and accrued excise tax of $995,000, which was included in other current liabilities in the consolidated balance sheet at June 28, 2025. As of June 27, 2026, the Company may purchase in the aggregate up to 1,115,195 shares of its common stock under its authorized stock purchase programs. Long-term debt, including current maturities, was $66,774,000 at June 27, 2026, $10,048,000 lower than at December 27, 2025.

Shareholders’ equity was $836,730,000, or 93% of total capitalization (defined as long-term debt including current maturities plus equity), at June 27, 2026, compared to $795,665,000, or 91% of total capitalization, at December 27, 2025. The increase in shareholders’ equity was primarily the result of net income, partially offset by dividends declared by the Company and purchases of shares of the Company’s common stock in the 2026 twenty-six-week period.

On June 30, 2026, and as previously disclosed in a Form 8-K filed with the SEC on July 6, 2026, Landstar entered into a third amended and restated credit agreement, dated June 30, 2026, with a bank syndicate led by JPMorgan Chase Bank, N.A., as administrative agent (the “Third Amended and Restated Credit Agreement”) which amended and restated the existing second amended and restated credit agreement. The Third Amended and Restated Credit Agreement, which matures June 30, 2031, provides for borrowing capacity in the form of a revolving credit facility of $300,000,000, $100,000,000 of which may be utilized in the form of letters of credit. The Third Amended and Restated Credit Agreement also includes an uncommitted “accordion” feature permitting up to an additional $500,000,000 in increases to the revolving credit facility. The Third Amended and Restated Credit Agreement is also referred to herein as the “Credit Agreement.” As of June 27, 2026, the Company had no borrowings outstanding under the Credit Agreement.

The Credit Agreement contains a number of covenants that limit, among other things, the incurrence of additional indebtedness. The Company is required to, among other things, maintain a minimum interest coverage ratio, as described in the Credit Agreement, and maintain a Net Leverage Ratio, as defined in the Credit Agreement, below a specified maximum. The Credit Agreement provides for a restriction on cash dividends and other distributions to stockholders on the Company’s capital stock to the extent there is a default under the Credit Agreement. In addition, the Credit Agreement under certain circumstances limits the amount of such cash dividends and other distributions to stockholders to the extent that, after giving effect to any payment made to effect such cash dividend or other distribution, the Net Leverage Ratio would exceed 2.5 to 1 on a pro forma basis as of the end of the Company’s most recently completed fiscal quarter. The Credit Agreement provides for an event of default in the event that, among other things, a person or group acquires 35% or more of the outstanding capital stock of the Company or obtains power to elect a majority of the Company’s directors or the directors cease to consist of a majority of Continuing Directors, as defined in the Credit Agreement. None of these covenants are presently considered by management to be materially restrictive to the Company’s operations, capital resources or liquidity. The Company is currently in compliance with all of the debt covenants under the Credit Agreement.

At June 27, 2026, the Company had no borrowings outstanding and $34,886,000 of letters of credit outstanding under the Credit Agreement. At June 27, 2026, there was $265,114,000 available for future borrowings under the Credit Agreement and access to an additional $500,000,000 under the Credit Agreement’s “accordion” feature. In addition, the Company has $75,331,000 in letters of credit outstanding as collateral for insurance claims that are secured by investments totaling $83,701,000 at June 27, 2026. Investments, all of which are carried at fair value, include primarily investment-grade bonds, asset-backed securities, commercial paper and U.S. Treasury obligations having maturities of up to five years. Fair value of investments is based primarily on quoted market prices. See “Notes to Consolidated Financial Statements” included herein for further discussion on measurement of fair value of investments.

Historically, the Company has generated sufficient operating cash flow to meet its debt service requirements, fund continued growth, both organic and through acquisitions, complete or execute share purchases of its common stock under authorized share purchase programs, pay dividends and meet working capital needs. As an asset-light provider of integrated transportation management solutions, the Company’s annual capital requirements for operating property are generally for trailing equipment and information technology hardware and software. In addition, a significant portion of the trailing equipment used by the Company is provided by third party capacity providers, thereby reducing the Company’s capital requirements. During the 2026 twenty-six-week period, the Company purchased $8,714,000 of operating property and acquired $5,197,000 of trailing equipment by entering into finance leases. Landstar anticipates acquiring either by purchase or lease financing during the remainder of fiscal year 2026 approximately $105,000,000 in operating property consisting primarily of new trailing equipment to replace older trailing equipment and information technology hardware and software.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Landstar provides for the estimated costs of self-insured claims primarily on an actuarial basis. The amount recorded for the estimated liability for claims incurred is based upon the facts and circumstances known on the applicable balance sheet date. The ultimate resolution of these claims may be for an amount greater or less than the amount estimated by the Company. The Company continually revises its existing claim estimates as new or revised information becomes available on the status of each claim. Historically, the Company has experienced both favorable and unfavorable development of prior years’ claims estimates within its various programs. During the 2026 and 2025 twenty-six-week periods, insurance and claims costs included $15,393,000 and $13,641,000 of net unfavorable adjustments to prior years’ claims estimates, respectively. It is reasonably likely that the ultimate outcome of settling all outstanding claims will be more or less than the estimated claims liability at June 27, 2026, primarily due to the inherent difficulty in estimating the severity of commercial trucking claims and the potential judgment or settlement amount that may be incurred in connection with the resolution of such claims.

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

On June 30, 2026. and as previously disclosed in a Form 8-K filed with the SEC on July 6, 2026, Landstar entered into the Third Amended and Restated Credit Agreement, dated June 30, 2026, with a bank syndicate led by JPMorgan Chase Bank, N.A., as administrative agent, which amended and restated the existing second amended and restated credit agreement. The Third Amended and Restated Credit Agreement, which matures June 30, 2031, provides for borrowing capacity in the form of a revolving credit facility of $300,000,000, $100,000,000 of which may be utilized in the form of letters of credit. The Third Amended and Restated Credit Agreement also includes an uncommitted “accordion” feature permitting up to an additional $500,000,000 in increases to the revolving credit facility.

The revolving credit loans under the Credit Agreement as of June 27, 2026, at the option of Landstar, bear interest at (i) a forward-looking term rate based on the secured overnight financing rate plus 0.10% and an applicable margin ranging from 1.25% to 2.00%, or (ii) an alternate base rate plus an applicable margin ranging from 0.25% to 1.00%, in each case with the applicable margin determined based upon the Company’s Leverage Ratio, as defined in the Credit Agreement, at the end of the most recent applicable fiscal quarter for which financial statements have been delivered. The revolving credit facility bears a commitment fee, payable quarterly in arrears, of 0.20% to 0.30%, based on the Company’s Leverage Ratio at the end of the most recent applicable fiscal quarter for which financial statements have been delivered. During the entire second quarter of 2026 and as of June 27, 2026 and December 27, 2025, the Company had no borrowings outstanding under the Credit Agreement.

Long-term investments, all of which are available-for-sale and are carried at fair value, include investment-grade bonds and asset-backed securities having maturities of up to five years. Assuming that the long-term portion of investments remains at $95,748,000, the balance at June 27, 2026, a hypothetical increase or decrease in interest rates of 100 basis points would not have a material impact on future earnings on an annualized basis. Short-term investments consist primarily of short-term investment-grade instruments and the current maturities of investment-grade corporate bonds and asset-backed securities. Accordingly, any future interest rate risk on these short-term investments would not be material to the Company’s operating results.

Assets and liabilities of the Company’s Canadian and Mexican operations are translated from their functional currency to U.S. dollars using exchange rates in effect at the balance sheet date and revenue and expense accounts are translated at average monthly exchange rates during the period. Adjustments resulting from the translation process are included in accumulated other comprehensive income. Transactional gains and losses arising from receivable and payable balances, including intercompany balances, in the normal course of business that are denominated in a currency other than the functional currency of the operation are recorded in the statements of income when they occur. The assets held at the Company’s Canadian and Mexican subsidiaries at June 27, 2026 were collectively, as translated to U.S. dollars, less than 2% of total consolidated assets. Accordingly, translation gains or losses of 55% or less related to the Canadian and Mexican operations would not be material.

Item 4. Controls and Procedures

As of the end of the period covered by this quarterly report on Form 10-Q, an evaluation was carried out, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended). Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of June 27, 2026 to provide reasonable assurance that information required to be disclosed by the Company in reports that it filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There were no changes in the Company’s internal control over financial reporting during the second quarter of 2026, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Increased exposure to Broker Liability Claims. In recent years, there has been a very significant increase throughout the United States in the number of, and potential loss exposure associated with, claims asserted against freight brokers in connection with accidents involving motor carriers the freight broker has engaged and contracted with to haul a shipment. The claims asserted against freight brokers often involve claims of negligent selection of the motor carrier who was involved in the relevant accident. Within the transportation logistics industry, these matters are often referred to as “Broker Liability Claims.” On May 14, 2026, the U.S. Supreme Court issued its decision in Montgomery v. Caribe Transport II, LLC, in which the Company is not a party, holding that the Broker Liability Claim at issue fell within the “safety exception” under the FAAAA and therefore is not preempted by the FAAAA. The decision narrowed a freight broker’s ability to rely on federal preemption as a defense to Broker Liability Claims and may increase the frequency, severity and potential loss associated with such claims. Following the decision, others in our industry have faced Broker Liability Claims resulting in Nuclear Verdicts in excess of $100 million. Any Broker Liability Claim brought against the Company could result in a Nuclear Verdict or a substantial settlement, and no assurance can be given that insurance maintained by the Company or recoveries from other parties to such claims will be available or sufficient to cover any such liabilities. An increase in the frequency or severity of Broker Liability Claims, the unfavorable development of an existing Broker Liability Claim or a Nuclear Verdict or settlement in excess of available insurance could have a material adverse effect on Landstar’s business, cost of insurance and claims and its results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Company

The Company did not purchase any shares of its common stock during the period from March 29, 2026 to June 27, 2026, the Company’s second fiscal quarter.

On December 6, 2022, the Landstar System, Inc. Board of Directors authorized the Company to purchase up to 1,900,826 additional shares of the Company’s common stock from time to time in the open market and in privately negotiated transactions. On December 4, 2023, the Landstar System, Inc. Board of Directors authorized the Company to purchase up to 319,332 additional shares of its common stock from time to time in the open market and in privately negotiated transactions under its share purchase program. As of June 27, 2026, the Company had authorization to purchase in the aggregate up to 1,115,195 shares of its common stock under these programs. No specific expiration date has been assigned to the December 6, 2022 or December 4, 2023 authorizations.
Dividends
On June 30, 2026, and as previously disclosed in a Form
8-K
filed with the SEC on July 6, 2026, Landstar entered into the Third Amended and Restated Credit Agreement with a bank syndicate led by JPMorgan Chase Bank, N.A., as administrative agent, which amended and restated the existing second amended and restated credit agreement. The Credit Agreement provides for a restriction on cash dividends and other distributions to stockholders on the Company’s capital stock in the event there is a default under the Credit Agreement. In addition, the Credit Agreement, under certain circumstances, limits the amount of such cash dividends and other distributions to stockholders to the extent that, after giving effect to any payment made to effect such cash dividend or other distribution, the Net Leverage Ratio, as defined in the Credit Agreement, would exceed 2.5 to 1 on a pro forma basis as of the end of the Company’s most recently completed fiscal quarter.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the
twenty-six-week
period ended June 27, 2026, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Landstar’s securities that was intended to satisfy the affirmative defense conditions of Rule
10b5-1(c)
or any
“non-Rule
10b5-1
trading arrangement.”
Item 6. Exhibits
The exhibits listed on the Exhibit Index are furnished as part of this quarterly report on Form
10-Q.

EXHIBIT INDEX

Registrant’s Commission File No.: 0-21238

Exhibit No.	Description

(10)	Material Contracts

10.1	Third Amended and Restated Credit Agreement, dated as of June 30, 2026, among Landstar System Holdings, Inc., the Company, the lenders named therein, and JPMorgan Chase Bank, N.A. as Administrative Agent (including exhibits and schedules thereto). (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on July 6, 2026 (Commission File No. 0-21238))

(31)	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.1*	Chief Executive Officer certification, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Chief Financial Officer certification, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.1**	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LANDSTAR SYSTEM, INC.

Date: July 29, 2026	/s/ Frank A. Lonegro
Frank A. Lonegro
President and Chief Executive Officer

Date: July 29, 2026	/s/ James P. Todd
James P. Todd
Vice President, Chief Financial Officer and Assistant Secretary